Form 10-Q
period 2006-09-30
CB RICHARD ELLIS REALTY TRUST
filed 2006-12-07
CIK 1297587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to                                   .

Commission File Number: 333-127405

CB RICHARD ELLIS REALTY TRUST

(Exact name of registrant as specified in its charter)

Maryland	56-2466617
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

515 South Flower Street, Suite 3100, Los Angeles, California 90071

(Address of principal executive offices) (Zip Code)

(609) 683-4900

or

(213) 683-4222

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s common shares, $0.01 par value, was 7,288,956 as of December 7, 2006.

CB RICHARD ELLIS REALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Balance Sheets

as of September 30, 2006 and December 31, 2005 (unaudited)

(Dollar Amounts in Thousands, Except Share Data)

	September 30, 2006	December 31, 2005
ASSETS
Investments in Real Estate:
Land	$25,217	$21,768
Site Improvements	1,786	916
Building and Improvements	40,648	30,543
Tenant Improvements	6,348	5,356

	73,999	58,583
Less: Accumulated Depreciation and Amortization	(2,881)	(1,420)

Net Investment in Real Estate	71,118	57,163
Cash and Cash Equivalents	4,167	22,231
Accounts and Other Receivables	25	89
Deferred Rent	251	108
Deferred Offering Costs	3,306	1,963
Acquired Above Market Leases, Net of Accumulated Amortization of $308 and $131, respectively	705	792
Acquired In-Place Lease Value, Net of Accumulated Amortization of $3,394 and $1,391, respectively	12,123	10,801
Deferred Financing Costs, Net of Accumulated Amortization of $94 and $50, respectively	372	416
Lease Commissions, Net of Accumulated Amortization of $6 and $0, respectively	117	—
Other Assets	235	555

Total Assets	$92,419	$94,118

LIABILITIES AND SHAREHOLDERS’ EQUITY LIABILITIES
Notes Payable	$34,975	$34,975
Security Deposits	104	8
Accounts Payable and Accrued Expenses	1,228	709
Accrued Offering Costs to Related Party	3,306	1,963
Distributions Payable	873	873
Acquired Below Market Leases, Net of Accumulated Amortization of $755 and $446, respectively	2,674	2,898
Investment Management Fee Payable to Related Party	142	84

Total Liabilities	43,302	41,510
MINORITY INTEREST	1,520	242
SHAREHOLDERS’ EQUITY
Common Stock, $.01 par value, 990,000,000 shares authorized; 6,967,762 issued and outstanding as of September 30, 2006 and December 31, 2005	70	70
Additional Paid-in-Capital	56,036	55,945
Accumulated Deficit	(8,509)	(3,649)

Total Shareholders’ Equity	47,597	52,366

Total Liabilities and Shareholders’ Equity	$92,419	$94,118

See accompanying notes to consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2006 and 2005 (unaudited)

(Dollar Amounts in Thousands, Except Share Data)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
REVENUES
Rental	$1,651	$1,277	$4,937	$3,258
Tenant Reimbursements	441	302	1,320	557

	2,092	1,579	6,257	3,815

EXPENSES
Operating and Maintenance	228	194	676	211
Property Taxes	286	167	806	392
Interest	446	316	1,337	833
General and Administrative	195	70	438	141
Investment Management Fee to Related Party	172	153	515	441
Class C Fee to Related Party	27	118	172	337
Depreciation and Amortization	1,142	845	3,469	1,631

	2,496	1,863	7,413	3,986

INTEREST AND OTHER INCOME	44	92	204	338

(LOSS) INCOME BEFORE MINORITY INTEREST	(360)	(192)	(952)	167
MINORITY INTEREST	497	3	1,289	11

NET (LOSS) INCOME	$(857)	$(195)	$(2,241)	$156

Basic and Diluted (Loss) Earnings per Share	$(0.12)	$(0.03)	$(0.32)	$0.02
Weighted Average Common Shares Outstanding—Basic and Diluted	6,967,762	6,967,762	6,967,762	6,967,762

See accompanying notes to consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2006 and 2005 (unaudited)

(Dollar Amounts in Thousands)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(2,241)	$156
Adjustments to Reconcile Net (Loss) Income to Net Cash Flows Provided by Operating Activities:
Minority Interest	1,289	11
Depreciation and Amortization of Building and Improvements	1,461	841
Amortization of Deferred Financing Cost	44	32
Amortization of Acquired In-Place Lease Value	2,003	790
Amortization of Above and Below Market Leases	(132)	(214)
Amortization of Lease Commissions	6	—
Class C Fee to Related Party	91	274
Changes in Assets and Liabilities:
Accounts and Other Receivables	64	14
Deferred Rent	(143)	(15)
Other Assets	(209)	33
Accounts Payable and Accrued Expenses	519	530
Investment Management Fee Payable to Related Party	58	17

Net Cash Flows Provided By Operating Activities	2,810	2,469

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Texas Portfolio	(17,839)	—
Acquisition of REMEC	—	(102)
Acquisition of Deerfield Commons I & II	—	(21,813)
Lease Commissions	(94)	—
Improvements to Investments in Real Estate	(407)	—

Net Cash Flows Used in Investing Activities	(18,340)	(21,915)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of Distributions	(2,619)	(1,723)
Security Deposits	96	1
Distribution to Minority Interest	(11)	(7)
Proceeds from Note Payable Collateralized by 300 Constitution, Net of Deferred Financing Costs of $152	—	11,848

Net Cash Flows (Used in) Provided by Financing Activities	(2,534)	10,119

Net Decrease in Cash and Cash Equivalents	(18,064)	(9,327)
Cash and Cash Equivalents, Beginning of Period	22,231	22,956

Cash and Cash Equivalents, End of Period	$4,167	$13,629

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—
Cash Paid During the Period for Interest	$1,302	$806
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
Distributions Declared and Payable	$873	$873
Application of deposit to purchase price of Texas Portfolio.	$500	$—

See accompanying notes to consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 30, 2006 and the Year Ended December 31, 2005 (unaudited)

(Dollar Amounts in Thousands, Except Share Data)

	Common Stock
	Shares	Amount	Additional Paid-in- Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at January 1, 2005	6,967,762	$70	$55,576	$(648)	$54,998
Class C Fee to Related Party	—	—	369	—	369
Distributions	—	—	—	(2,909)	(2,909)
Net Loss	—	—	—	(92)	(92)

Balance at December 31, 2005	6,967,762	$70	$55,945	$(3,649)	$52,366

Class C Fee to Related Party	—	—	91	—	91
Distributions	—	—	—	(2,619)	(2,619)
Net Loss	—	—	—	(2,241)	(2,241)

Balance at September 30, 2006	6,967,762	$70	$56,036	$(8,509)	$47,597

See accompanying notes to consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2006 and 2005 (unaudited)

1. Organization and Nature of Business

CB Richard Ellis Realty Trust (the “Company”) was formed on March 30, 2004 under the laws of the state of Maryland. CBRE Operating Partnership, L.P. (“CBRE OP”) was formed in Delaware on March 30, 2004, with the Company as the sole general partner (the “General Partner”). The Company has elected to be taxed as a Real Estate Investment Trust (“REIT”) under sections 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with its taxable period ended December 31, 2004. The Company was incorporated to raise capital and acquire ownership interests in high quality real estate properties, including office, retail, industrial, and multi-family residential properties, as well as other real estate-related assets. CBRE OP was formed as a holding company to own direct investment interests in properties and other assets, as well as for the purpose of operating these investment interests. This structure is commonly known in the real estate industry as an umbrella partnership REIT.

On July 1, 2004, the Company commenced operations and issued 6,844,313 common shares of beneficial interest in connection with the initial capitalization of the Company. For each common share the Company issued, one limited partnership unit in CBRE OP was issued to the Company in exchange for the cash proceeds from the issuance of the common shares. In addition, CBRE REIT Holdings, LLC (“REIT Holdings”) an affiliate of CBRE Advisors LLC (the “Investment Advisor”), purchased 29,937 limited partnership units in CBRE OP as a limited partner. During October 2004, the Company issued an additional 123,449 common shares of beneficial interest to an unrelated third-party investor.

The Company operates in an umbrella partnership REIT structure in which its majority-owned subsidiary, CBRE OP, owns, directly or indirectly, substantially all of the properties acquired on behalf of the Company. The Company, as the sole general partner of CBRE OP, owns greater than 99% of the common partnership units therein. REIT Holdings, an affiliate of the Investment Advisor, holds the remaining interest through 29,937 limited partnership units representing less than a 1% ownership interest in the total limited partnership units. In exchange for services provided to the Company relating to its formation and future services, REIT Holdings also owns a Class B limited partnership interest (“Class B interest”) and a Class C limited partnership interest (“Class C interest”) in CBRE OP. Management of the Company’s day-to-day operations is delegated by the Company’s trustees to the Investment Advisor. The Investment Advisor is affiliated with the Company in that the two entities have common officers and trustees, some of whom also own equity interests in the Investment Advisor and the Company. All business activities of the Company are managed by the Investment Advisor.

2. Summary of Significant Accounting Policies

Principles of Consolidation

Because the Company is the sole general partner of CBRE OP and has majority control over its management and major operating decisions, the accounts of CBRE OP are consolidated in the Company’s financial statements. The interests of REIT Holdings are reflected in minority interest in the accompanying consolidated financial statements. All significant inter-company accounts and transactions are eliminated in consolidation. CB Richard Ellis Investors, LLC (“CBRE Investors”), an affiliate of the Investment Advisor, also owns an interest in the Company through its ownership of 243,227 common shares of beneficial interest at September 30, 2006 and December 31, 2005.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires us to make estimates and assumptions that affect the reported amounts of assets and

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Nine Months Ended September 30, 2006 and 2005 (unaudited)

liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Common share and Limited Partnership Unit Splits

On September 1, 2006, the board of trustees, including our independent trustees, approved a share split in which each of our outstanding common shares and each limited partnership unit of CBRE OP was converted into 1.1974571 common shares and 1.1974571 limited partnership units of CBRE OP, respectively, effective on October 16, 2006. As a result, we have restated all historical share and per share data presented in these condensed consolidated financial statements to give effect to this share split.

Segment Information

Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, established standards for disclosure about operating segments and related disclosure about products and services, geographic areas and major customers. The Company currently operates in one geographic area (the United States). The Company views its operations as one reportable segment, namely the acquisition, development, ownership, and operation of high quality real estate and the financial information disclosed herein represents all of the financial information related to this principal operating segment.

Cash Equivalents

The Company considers short-term investments with a maturity of 90 days or less when purchased to be cash equivalents. As of September 30, 2006 and December 31, 2005, cash equivalents consisted of investments in money market funds.

Investments in Real Estate

The Company’s investment in real estate is stated at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Building and improvements	39 years
Site improvements	15 years
Tenant improvements	Shorter of the useful lives or the terms of the related leases

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred. As of September 30, 2006 and December 31, 2005, the Company owned seven and four real estate investments, respectively.

On September 15, 2004, the Company purchased the REMEC Corporate Campus (“REMEC”), located in San Diego, California, for approximately $26,667,000, with cash of $26,566,000, and an additional $101,000 paid in January of 2005. On November 3, 2004, the Company purchased 300 Constitution Drive (“300 Constitution”), located in Taunton, Massachusetts, for approximately $19,806,000.

On June 21, 2005, a wholly owned subsidiary of CBRE OP (the “wholly owned subsidiary”) acquired Deerfield Commons I, a multi-tenant commercial office building, for approximately $19,577,000 (including

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Nine Months Ended September 30, 2006 and 2005 (unaudited)

$26,000 incurred in the fourth quarter of 2005). In addition, our wholly owned subsidiary also purchased Deerfield Commons II, an entitled land parcel, for approximately $2,262,000. The properties are located in Alpharetta, Georgia.

We acquired the Texas Portfolio with cash of approximately $17,839,000 and the application of a $500,000 purchase deposit totaling approximately $18,339,000 million on January 9, 2006. The Texas Portfolio is comprised of the three multi-tenant industrial/warehouse buildings (660 Dorothy, 505 Century and 631 International) located in Allen and Richardson, Texas.

Impairment of Long-Lived Assets

The Company assesses whether there has been impairment in the value of its long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Management believes no impairment in the net carrying values of the investments in real estate has occurred.

Purchase Accounting for Acquisition of Investments in Real Estate

The Company applies purchase accounting to all acquired real estate investments. The purchase price of the real estate is allocated to the acquired tangible assets, consisting primarily of land, building and tenant improvements and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, value of tenant relationships and acquired ground leases, based in each case on their fair values. Loan premiums, in the case of above-market rate loans, or loan discounts, in the case of below-market loans, will be recorded based on the fair value of any loans assumed in connection with acquiring the real estate.

The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land (or acquired ground lease if the land is subject to a ground lease), building and tenant improvements based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs.

In allocating the purchase price of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases; and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the remaining non-cancelable term of the lease and, for below-market leases, over a period equal to the initial term plus any below-market fixed rate renewal periods. The capitalized below-market lease values, also referred to as acquired lease obligations, are amortized

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Nine Months Ended September 30, 2006 and 2005 (unaudited)

as an increase to rental income over the initial terms of the respective leases and any below-market fixed rate renewal periods. The capitalized above-market lease values are amortized as a decrease to rental income over the initial terms of the prospective leases.

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the estimated cost of operations during a theoretical lease-up period to replace in-place leases, including lost revenues and any unreimbursed operating expenses, plus an estimate of deferred leasing commissions for in-place leases. This aggregate value is allocated between in-place lease value and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in-place lease value for the real estate acquired as such value and its consequence to amortization expense is immaterial for these particular acquisitions. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written-off.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable period ended December 31, 2004. To qualify as a REIT, the Company must distribute annually at least 90% of its adjusted taxable income, as defined in the Code, to its shareholders and satisfy certain other organizational and operating requirements. The Company generally will not be subject to U.S. federal income taxes if it distributes 100% of its taxable income for each year to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income taxes (including any applicable alternative minimum tax) on its taxable income at regular corporate rates and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and to U.S. federal income taxes and excise taxes on its undistributed taxable income. The Company believes that it has met all of the REIT distribution and technical requirements for the period ended September 30, 2006 and the year ended December 31, 2005, and was not subject to any U.S. federal income taxes. Management intends to continue to adhere to these requirements and maintain the Company’s REIT status.

Revenue Recognition

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. Tenant reimbursements for real estate taxes and other recoverable costs are recognized in the period that the expenses are incurred. A provision for possible loss is made if the receivable balances related to contractual rent, rent recorded on a straight-line basis, and tenant reimbursements are considered to be uncollectible. In connection with various leases, the Company has received irrevocable stand-by letters of credit totaling $3,785,000 and $3,830,000 as security for such leases at September 30, 2006 and December 31, 2005, respectively.

Offering Costs

In connection with the Company’s initial public offering, an affiliate of the Company has incurred legal, accounting, and related costs which will be reimbursed to such affiliate by the Company upon completion of such public offering. Such costs will be deducted from the gross proceeds of the public offering and recorded as a

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Nine Months Ended September 30, 2006 and 2005 (unaudited)

reduction of additional paid-in-capital. The public offering costs incurred through September 30, 2006 and December 31, 2005 are presented on the Consolidated Balance Sheets as deferred offering costs and accrued offering costs. The affiliate, not the Company, will pay these costs in the event such public offering is not consummated.

Deferred Financing Costs

Direct costs incurred in connection with obtaining financing are amortized over the respective term of the loan on a straight-line basis.

Class B and Class C Interests—Related Party

Effective July 1, 2004, REIT Holdings, was granted a Class B interest and a Class C interest in CBRE OP. The Class B interest will entitle REIT Holdings to distributions made by CBRE OP in an amount equal to (i) 20% of the distributions of earnings to the partners in excess of distributed earnings of 6% per annum of the aggregate purchase price paid for all outstanding common partnership units in CBRE OP; and (ii) 20% of all net proceeds of any disposition of properties to be distributed to the partners after subtracting (x) the costs of such disposition, (y) the amount of equity capital invested in such property which has not been reinvested or returned to the partners, and (z) an amount equal to a 10% annual, uncompounded rate of return on such invested capital. The Class C interest will entitle REIT Holdings to a profits interest which has the right to receive distributions made by CBRE OP in amounts equal to (i) 3% of the aggregate distribution to the Class A partnership unit holders and the holder of the Class C interest, and (ii) up to 3% of the net sales proceeds upon liquidation of the assets of CBRE OP. The Class B interest is subject to redemption by the Company in the event of termination of the Investment Advisory agreement and the Class C interest is subject to conversion by the Company into Class A limited partnership units upon such termination. In addition, a listing on a public exchange will be deemed a disposition of all properties for purposes of the Class B interest and trigger a conversion of the Class C interest into Class A limited partnership units.

The Class B interest is an equity instrument issued to non-employees in exchange for services. Each reporting period, the Company determines the fair value of the Class B interest, records an allocation of earnings/(loss) to minority interest holder, and adjusts the minority interest balance to reflect the current period change in fair value, if any. Distributions paid on the Class B interest will be recognized as distributions paid to minority interest holder.

The Class C interest is an equity instrument issued to non-employees in exchange for services. Each reporting period prior to the measurement date, the Company determines the fair value of the Class C interest, records a related party fee expense, and adjusts the additional paid-in capital balance to reflect the current period expense, if any. Subsequent to the measurement date, changes in the fair value of the Class C interest are recorded as an allocation of earnings/(loss) to minority interest holder with a corresponding increase/(decrease) in the minority interest balance. Subsequent to September 30, 2006, this arrangement has been modified. (See Subsequent Events Note 12 for further discussion).

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share further assumes the dilutive effect of stock options, stock warrants and contingently issuable shares, if any. Basic and diluted

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Nine Months Ended September 30, 2006 and 2005 (unaudited)

earnings per share are equivalent for the nine months ended September 30, 2006 and 2005 as no stock options, stock warrants or contingently issuable shares had been issued.

Reclassifications

We have reclassified an increase in security deposits of $1,000 in the consolidated statements of cash flows from operating activities to financing activities for the nine months ended September 30, 2005 to conform to the 2006 consolidated statement of cash flows presentation.

Unaudited Interim Condensed Consolidated Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America. The condensed consolidated financial statements as of September 30, 2006 and for the nine months ended September 30, 2006 and 2005 and related footnote disclosures are unaudited. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48 Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. As the Interpretation will not affect our financials until the first quarter of 2007, we have not yet evaluated the impact of this statement on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect that the adoption of SFAS 157 will have a material impact on the Company’s consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 (“SAB 108”) to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 states that if correcting an error in the current year materially affects the current year’s income

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Nine Months Ended September 30, 2006 and 2005 (unaudited)

statement, the prior period financial statements must be restated. SAB 108 is effective for fiscal years ending after November 15, 2006. Management does not expect that the adoption of SAB 108 will have a material impact on the Company’s consolidated financial statements.

3. Acquisitions of Real Estate

REMEC was acquired for approximately $26,667,000, 300 Constitution was acquired for approximately $19,806,000, Deerfield Commons I was acquired for approximately $19,577,000 and Deerfield Commons II was acquired for approximately $2,262,000 on September 15, 2004, November 3, 2004, June 21, 2005 and June 21, 2005, respectively. In addition, the Texas Portfolio consisting of three properties (660 N. Dorothy, 505 Century, and 631 International) was acquired for approximately $18,339,000 on January 9, 2006. These property acquisitions are accounted for in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, site improvements, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above and below-market leases and the value of in-place leases and tenant relationships, if any, based in each case on their respective fair values.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective dates of acquisition (in thousands):

	REMEC	300 Constitution	Deerfield Commons I	Deerfield Commons II	660 North Dorothy	631 International	505 Century	Total
Land	$11,862	$5,591	$2,053	$2,262	$1,576	$923	$950	$25,217
Site Improvements	—	—	916	—	381	216	273	1,786
Building/Improvements	8,932	13,826	7,784	—	3,438	2,934	3,716	40,630
Tenant Improvements	3,218	733	1,364	—	198	285	119	5,917
Acquired In-Place Lease Value	2,869	2,636	6,687	—	1,231	1,098	996	15,517
Above Market Lease Value	—	—	923	—	31	8	50	1,012
Below-Market Lease Value	(214)	(2,980)	(150)	—	(19)	(57)	(8)	(3,428)

Net Assets Acquired	$26,667	$19,806	$19,577	$2,262	$6,836	$5,407	$6,096	$86,651

Buildings are depreciated over 39 years; site improvements over 15 years; value of in-place leases, above-market lease values and below-market lease values, are amortized over the remaining lease terms at the time of acquisition of 151 months for REMEC and 101 months for 300 Constitution Drive and various months for Deerfield Commons I, 660 Dorothy, 505 Century and 631 International.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Nine Months Ended September 30, 2006 and 2005 (unaudited)

The following is a schedule of future amortization of acquisition related intangible assets as of September 30, 2006 (in thousands):

	Acquired In-Place Lease Value	Above Market Lease Value	Below Market Lease Value
2006 (Three Months Ending December 31, 2006)	$701	$47	$103
2007	2,400	196	405
2008	2,305	188	401
2009	2,061	185	400
2010	1,481	87	398
2011	935	1	398
Thereafter	2,240	1	569

	$12,123	$705	$2,674

The amortization of the above and below-market lease values included in rental revenue were $(52,000) and $103,000, respectively, for the three months ended September 30, 2006, and $(62,000) and $98,000, respectively, for the three months ended September 30, 2005. The amortization of in-place lease value included in amortization expense was $639,000 and $481,000 for the three months ended September 30, 2006 and 2005, respectively.

The amortization of above and below-market lease values included in rental revenue were $(177,000) and $309,000, respectively, for the nine months ended September 30, 2006, and $(70,000) and $284,000, respectively, for the nine months ended September 30, 2005. The amortization of in-place lease value included in amortization expense was $2,003,000 and $790,000 for the nine months ended September 30, 2006 and 2005, respectively.

4. Debt

On November 29, 2005, the Company issued a note payable secured by Deerfield Commons I for $9,725,000, bearing interest at a fixed rate of 5.23% per annum. Interest only payments are due monthly for the first 60 months based on a 360 day year. Payments totaling $53,582 (including principal and interest) are due monthly for the remaining 60 months of the loan term. CBRE Melody & Company, an affiliate of the Investment Advisor, received a mortgage loan origination fee of approximately $73,000 which was paid at the time the note was issued.

On March 10, 2005, the Company issued a note payable secured by 300 Constitution for $12,000,000. Interest only payments are due monthly at a fixed rate of 4.84% per annum for the term of the note. The loan may be prepaid after January 2006 upon payment of a prepayment fee equal to the greater of yield maintenance on the note or 1% of the principal. The principal balance on the note is due on April 1, 2012 and the loan can be extended for three years thereafter at a then current market rate. CBRE Melody & Company, an affiliate of the Investment Advisor, received a mortgage loan origination fee of $90,000 which was paid at the time the note was issued.

On October 25, 2004, the Company issued a note payable secured by REMEC for $13,250,000. In addition, the Company has pledged $3,250,000 of irrevocable stand-by letters of credit, received from this tenant, as collateral for this note payable. Interest only payments are due monthly at a fixed rate of 4.79% per annum for the term of the note. The loan may be prepaid upon payment of a prepayment fee equal to the greater of yield maintenance on the note or 1% of the principal. The principal balance on the note is due on November 1, 2011.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Nine Months Ended September 30, 2006 and 2005 (unaudited)

CBRE Melody & Company, an affiliate of the Investment Advisor, received a mortgage loan origination fee of approximately $112,000 which was paid at the time the note was issued.

The minimum principal payments due for the mortgage loans are as follows (in thousands):

2006 (Three months ending December 31, 2006)	$—
2007	—
2008	—
2009	—
2010	—
2011	13,388
Thereafter	21,587

$34,975

5. Minimum Future Rents Receivable

The following is a schedule of minimum future rentals to be received on non-cancelable operating leases as of September 30, 2006 (in thousands):

2006 (Three months ending December 31, 2006)	$1,539
2007	6,170
2008	6,177
2009	5,829
2010	5,093
2011	4,312
Thereafter	14,554

$43,674

6. Concentrations

Rental Related Revenue Concentrations

For the three months ended:

For the three months ended September 30, 2006, the tenant in REMEC accounted for approximately $630,000 or 30% of total revenues; and the tenant in 300 Constitution accounted for approximately $492,000 or 24% of total revenues.

For the three months ended September 30, 2005, the tenant in REMEC accounted for approximately $624,000 or 40% of total revenues; and the tenant in 300 Constitution accounted for approximately $481,000 or 30% of total revenues.

For the nine months ended:

For the nine months ended September 30, 2006, the tenant in REMEC accounted for approximately $1,920,000 or 30% of total revenues; and the tenant in 300 Constitution accounted for approximately $1,475,000 or 23% of total revenues.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Nine Months Ended September 30, 2006 and 2005 (unaudited)

For the nine months ended September 30, 2005, the tenant in REMEC accounted for approximately $1,848,000 or 48% of total revenues; and the tenant in 300 Constitution accounted for approximately $1,442,000 or 38% of total revenues.

The Company has a single tenant property, REMEC, which is leased and occupied by REMEC Defense & Space, Inc. (a subsidiary of Chelton Microwave Corporation, its parent, in the United States of America) which represents a concentration of credit risk. The REMEC Defense & Space, Inc. lease, which expires in April 2017, is guaranteed by Chelton Microwave Corporation as of the close of its acquisition of REMEC Defense & Space, Inc. in June of 2005. The lease under which the tenant occupies 300 Constitution, also a single-tenant property, expires in March 2013.

Geographic Concentrations

At September 30, 2006, the Company owned seven real estate investments; REMEC, located in San Diego, California; 300 Constitution, located in Taunton, Massachusetts; Deerfield Commons I and Deerfield Commons II located in Alpharetta, Georgia, 660 N. Dorothy and 631 International located in Richardson, Texas; and 505 Century located in Allen, Texas.

Our geographic revenue concentrations for the periods ended September 30, 2006 and 2005 are as follows:

	2006	2005
California	30.07%	48.44%
Georgia	25.47%	13.75%
Massachusetts	23.16%	37.81%
Texas	21.30%	0.00%

Total	100.00%	100.00%

7. Asset Management and Other Fees to Related Parties

Pursuant to the agreement between the Company, CBRE OP and the Investment Advisor, (the “Advisory Agreement”), the Investment Advisor and its affiliates will perform services relating to the Company’s anticipated initial public offering and the management of its assets. Items of compensation and equity participation are as follows:

Investment Management Fee to Related Party

The Investment Advisor receives an annual fee equal to 0.75% of the book value of the total assets, as defined in the Advisory Agreement, based on the assets of CBRE OP. The investment management fee is calculated monthly based on the average of total assets, as defined, during such period. For the three months ended September 30, 2006 and 2005, approximately $172,000, and $153,000, respectively, of investment management fees were incurred. For the nine months ended September 30, 2006 and 2005, approximately $515,000, and $441,000, respectively, of investment management fees were incurred. Subsequent to September 30, 2006, this arrangement has been modified (See Subsequent Events Note 12 for further discussion).

Affiliate Equity Investment

During 2004, CBRE Investors purchased 269,428 common shares of beneficial interest in the Company for $8.10 per share in a private placement. During the nine months ended September 30, 2006 and the year ended

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Nine Months Ended September 30, 2006 and 2005 (unaudited)

December 31, 2005, CBRE Investors sold 18,077 and 8,124 shares, respectively, to employees and related parties.

During 2004, REIT Holdings purchased 29,937 common partnership units in CBRE OP at $8.10 per unit in a private placement. In exchange for the services provided to the Company, REIT Holdings was granted a Class B limited partnership interest and a Class C limited partnership interest in CBRE OP (see Note 2). For the three months ended September 30, 2006 and 2005, REIT Holdings earned approximately $524,000 ($497,000 of which is included as minority expense and $27,000 as Class C fee to related party), and $121,000 ($3,000 of which relates to the Class B limited partnership interest which is included as minority interest expense and $118,000 which is included as Class C fee to related party), respectively. For the nine months ended September 30, 2006 and 2005, REIT Holdings earned approximately $1,461,000 ($1,289,000 of which is included as minority expense, including $5,000 related to Class B interest, and $172,000 as Class C fee to related party), and $345,000 ($8,000 of which relates to the Class B limited partnership interest which is included as minority interest expense and $337,000 which is included as Class C fee to related party), respectively.

Management Services

Affiliates of the Investment Advisor may also provide leasing, brokerage, property management, or mortgage banking services for the Company. For the three and nine months ended September 30, 2006, CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor, received property management fees of approximately $9,000 and $32,000, respectively. No property management fees were paid to CB Richard Ellis Group, Inc. during the three and nine months ended September 30, 2005.

8. Equity Incentive Plan and Performance Bonus Plan

Equity Incentive Plan

The Company has adopted a 2004 equity incentive plan. The purpose of the 2004 equity incentive plan is to provide the Company with the flexibility to use share options and other awards to provide a means of performance-based compensation. Key employees, directors, trustees, officers, advisors, consultants or other personnel of the Company and its subsidiaries or other persons expected to provide significant services to the Company or its subsidiaries, including employees of the Investment Advisor, would be eligible to be granted share options, restricted shares, phantom shares, distribution equivalent rights and other share-based awards under the 2004 equity incentive plan. No awards of any kind have been made under this plan during the periods ended September 30, 2006 and 2005.

Performance Bonus Plan

The Company has adopted a 2004 performance bonus plan. Annual bonuses under the Company’s 2004 performance bonus plan are awarded by the Company’s Compensation Committee to selected key employees based on corporate factors or individual factors (or a combination of both). Subject to the provisions of the 2004 performance bonus plan, the Compensation Committee will (i) determine and designate those key employees to whom bonuses are to be granted; (ii) determine, consistently with the 2004 performance bonus plan, the amount of the bonus to be granted to any key employee for any performance period; and (iii) determine, consistently with the 2004 performance bonus plan, the terms and conditions of each bonus. Bonuses may be so awarded by the Compensation Committee prior to the commencement of any performance period, during or after any performance period. No bonus shall exceed 200% of the key employee’s aggregate salary for the year. The

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Nine Months Ended September 30, 2006 and 2005 (unaudited)

Compensation Committee may provide for partial bonus payments at target and other levels. Corporate performance hurdles for bonuses may be adjusted by the Compensation Committee in its discretion to reflect (i) dilution from corporate acquisitions and share offerings, and (ii) changes in applicable accounting rules and standards. The Compensation Committee may determine that bonuses shall be paid in cash or shares or other equity-based grants, or a combination thereof. The Compensation Committee may also provide that any such share grants be made under the Company’s 2004 equity incentive plan or any other equity-based plan or program the Company may establish. The Compensation Committee may provide for programs under which the payment of bonuses may be deferred at the election of the employee. No bonuses were awarded and no bonus related expenses were incurred by the Company during the periods ended September 30, 2006 and 2005.

9. Shareholders’ Equity

Under our declaration of trust, we have the authority to issue a total of 1,000,000,000 shares of beneficial interest. Of the total shares authorized, 990,000,000 shares are designated as common shares with a par value of $0.01 per share and 10,000,000 shares are designated as preferred shares.

During the period from July 1, 2004 (date of commencement) to December 31, 2004, the Company issued 6,967,762 common shares of beneficial interest. Funds from the sale of shares were subsequently invested in CBRE OP, with the Company holding 6,967,762 common operating partnership units of CBRE OP. REIT Holdings, an affiliate of the Investment Advisor, holds 29,937 common partnership units which creates the minority interest balance upon consolidation. CBRE OP has three classes of interest entitled the “Class A Interest,” (limited partnership units), the “Class B Interest” and the “Class C Interest.” Limited partnership units or new classes of Partnership Interests may be issued to newly admitted partners in exchange for the contribution by such partners of cash, real estate partnership interests, stock, notes or other assets or consideration. A Class B Interest and a Class C Interest were issued to REIT Holdings. The Class B Interest held by REIT Holdings is entitled to certain distributions, as described in Note 2, and is subject to certain transfer restrictions. The Class C Interest held by REIT Holdings is also entitled to certain distributions, as described in Note 2, and is subject to certain transfer restrictions.

10. Distributions

Earnings and profits, which determine the taxability of distributions to stockholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes including the treatment of loss on extinguishment of debt, revenue recognition, compensation expense and in the basis of depreciable assets and estimated useful lives used to compute depreciation.

During the quarters ended March 31, June 30, and September 30, 2006, the Company and CBRE OP declared $0.125, $0.125 and $0.125 per share distributions payable, respectively. During the quarters ended March 31, June 30, and September 30, 2005, the Company and CBRE OP declared $0.084, $0.084, and $0.125 per share distributions payable, respectively.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Nine Months Ended September 30, 2006 and 2005 (unaudited)

The following table reconciles the distributions declared per common share to the distributions paid per common share during the nine months ended September 30, 2006 and 2005:

	2006	2005
Distributions declared per common share	$0.375	$0.293
Less: Distributions declared in the current period, and paid in the subsequent period	(0.125)	(0.125)
Add: Distributions declared in the prior year, and paid in the current year	0.125	0.080

Distributions paid per common share	$0.375	$0.248

The income tax treatment for distributions reportable for the nine months ended September 30, 2006 and 2005 as identified above, were as follows (unaudited):

	2006 (estimated)		2005
Ordinary Income	$0.212	56.7%	$0.152	52.0%
Return of Capital	0.163	43.3%	0.141	48.0%

	$0.375	100.0%	$0.293	100.0%

11. Fair Value of Financial Instruments

The carrying amounts for cash, cash equivalents, accounts and other receivables, as well as accounts payable and accrued expenses approximate their fair value because of the short-term nature of these instruments. The fair value of long-term debt was estimated based on current interest rates available to the Company for debt instruments with similar terms.

The following table summarizes our financial instruments and their calculated fair value at September 30, 2006 and December 31, 2005 (dollars in thousands):

	Book Value		Fair Value
Financial Instrument	2006	2005	2006	2005
Notes Payable	$34,975	$34,975	$33,730	$34,427

12. Subsequent Events

The board of trustees, including our independent trustees, approved a share split in which each of our outstanding common shares and each limited partnership unit of CBRE OP was converted into 1.1974571 common shares and 1.1974571 limited partnership units of CBRE OP, respectively, effective on October 16, 2006. As a result, we have restated all historical share, limited partnership unit, and per share data to give effect to this share split. The share split ratio was based on an independent third party valuation of our existing assets and liabilities of $10.67 per Class A limited partnership unit (before the share split) as compared to a projection of $8.91 per Class A limited partnership unit after the public offering is completed.

The board of trustees, including our independent trustees, approved the exchange of the Class C limited partnership interest in CBRE OP held by REIT Holdings for 216,424 limited partnership units in CBRE OP with an aggregate value of approximately $1,928,000 on the date of exchange. The number of limited partnership units to be received in exchange for the Class C limited partnership interest was based on an independent third

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Nine Months Ended September 30, 2006 and 2005 (unaudited)

party valuation approved by our board of trustees, including our independent trustees. The exchange was effected on October 24, 2006.

The board of trustees, including our independent trustees, approved the Amended and Restated Agreement of Limited Partnership of CBRE OP (the “Amended Partnership Agreement”) and the Amended and Restated Advisory Agreement (the “Amended Advisory Agreement” and, together with the Amended Partnership Agreement, the “Amended Agreements”). The Amended Partnership Agreement modifies the terms of the Class B Limited partnership interest so that the holder is entitled to receive distributions made by CBRE OP in an amount equal to 15% of all net proceeds of any disposition of properties to be distributed to the partners after subtracting (i) the costs of such distribution, (ii) the amount of equity capital invested in such property which has not been reinvested or returned to the partners, and (iii) an amount equal to a 7% annual, uncompounded return on such invested capital. The Amended Advisory Agreement eliminates the administration fee, adds an acquisition fee up to 1% of the purchase price of real estate investments acquired and modifies the terms of the investment management fee to consist of (i) a monthly fee equal to one twelfth of 0.6% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments within the Company’s portfolio and (ii) a monthly fee equal to 7.0% of the aggregate monthly net operating income derived from all real estate investments within the Company’s portfolio. The Company entered into the Amended Agreements on October 24, 2006.

The registration statement relating to our initial public offering (No. 333-127405) was declared effective on October 24, 2006. CNL Securities Corp. is the dealer manager (the “Dealer Manager”) of our offering. The registration statement covers up to $2,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by CBRE Advisors LLC, the Investment Advisor, or another firm we choose for that purpose.

From October 24, 2006 (effective date) through December 5, 2006, the Company received gross offering proceeds of approximately $2,912,570 from the sale of 291,257 shares.

CB RICHARD ELLIS REALTY TRUST

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Explanatory Note

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated condensed financial statements, the notes thereto, and the other unaudited financial data included elsewhere in this Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This document contains various “forward-looking statements.” You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “would,” “could,” “should,” “seeks,” “approximately,” “intends,” “plans,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Statements regarding the following subjects may be impacted by a number of risks and uncertainties:

•	our business strategy;

•	our ability to obtain future financing arrangements;

•	estimates relating to our future distributions;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures;

•	the impact of technology on our products, operations and business; and

•	use of the proceeds of our initial public offering and subsequent offerings.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common shares, along with the following factors that could cause actual results to vary from our forward-looking statements:

•	national, regional and local economic climates;

•	future terrorist attacks in the United States or abroad;

•	changes in supply and demand for office, retail, industrial and multi-family residential properties;

•	our ability to maintain rental rates and maximize occupancy;

•	our ability to identify acquisitions;

•	our pace of acquisitions and/or dispositions of properties;

•	our corporate debt ratings and changes in the general interest rate environment;

•	the condition of capital markets;

•	the actual outcome of the resolution of any conflict;

CB RICHARD ELLIS REALTY TRUST—(Continued)

•	our ability to successfully operate acquired properties;

•	our ability to qualify as a REIT;

•	environmental uncertainties and risks related to natural disasters; and

•	changes in real estate and zoning laws and increases in property taxes.

Overview

We are a Maryland real estate investment trust that invests in real estate properties, focusing on office, retail, industrial and multi-family residential properties, as well as other real estate-related assets. We may also utilize our expertise and resources to capitalize on unique opportunities that may exist elsewhere in the marketplace, in which we might also acquire interests in mortgages or other investments where we could seek to acquire the underlying property. We will not invest more than 20% of our total assets in any single investment. In addition, we will seek to maintain a portfolio of geographically diverse assets and may invest up to 30% of our total assets outside of the United States. Investments outside of the United States will be focused in areas in which CB Richard Ellis Investors, LLC, or CBRE Investors, has existing operations or previous investment experience, which today consist of certain metropolitan markets in Western Europe (London, Paris, Milan and Frankfurt) and Japan. As of September 30, 2006, we owned seven properties.

We are externally managed by CBRE Advisors LLC, or the Investment Advisor, and all of our real estate investments are held directly by, or indirectly through wholly owned subsidiaries of, CBRE Operating Partnership, L.P., or CBRE OP. Generally, we contribute the proceeds we receive from the issuance of common shares for cash to CBRE OP and CBRE OP, in turn, issues units of limited partnership to us, which entitle us to receive our share of CBRE OP’s earnings or losses and net cash flow. Provided we have sufficient available cash flow, we intend to pay our shareholders quarterly cash dividends. We are structured in a manner that allows CBRE OP to issue limited partnership interests from time to time in exchange for real estate properties. By structuring our acquisitions in this manner, the contributors of real estate to CBRE OP are generally able to defer gain recognition for U.S. federal income tax purposes.

Our business objective is to maximize shareholder value through: (1) maintaining an experienced management team of investment professionals; (2) investing in properties in certain markets where property fundamentals will support stable income returns and where capital appreciation is expected to be above average; (3) acquiring properties at a discount to replacement cost and where there is expected positive rent growth; and (4) repositioning properties to increase their value in the market place. Operating results at our individual properties are impacted by the supply and demand for office, retail, industrial and multifamily space, trends of the national regional economies, the financial health of current and prospective tenants and their customers, capital market trends, construction costs, and interest rate movements. Individual operating property performance is monitored and calculated using certain non-GAAP financial measures such as an analysis of net operating income. An analysis of net operating income as compared to local regional and national statistics may provide insight into short or longer term trends exclusive of capital markets or capital structuring issues. Interest rates are a critical factor in our results of operations. Our properties may be financed with significant amounts of debt, so changes in interest rates may affect both net income and the health of capital markets. For investments outside of the United States, in addition to monitoring local property market fundamentals and capital market trends, we evaluate currency hedging strategies, taxes, the stability of the local government and economy and the experience of our management team in the region.

We commenced operations in July 2004, following an initial private placement of our common shares of beneficial interest. We raised aggregate net proceeds (after commissions and expenses) of approximately $55.5 million from July 2004 to October 2004 in private placements of our common shares.

CB RICHARD ELLIS REALTY TRUST—(Continued)

We have elected to be taxed as a REIT for U.S. federal income tax purposes.

The table below provides information regarding the properties we own. We purchased all of these properties from unaffiliated third parties. These properties are subject to competition from similar properties within their market areas and their economic performance could be affected by changes in local economic conditions. In evaluating these properties for acquisition, we considered a variety of factors including location, functionality and design, price per square foot, the credit worthiness of tenants, length of lease terms, market fundamentals and the in-place rental rates compared to market rates.

As of September 30, 2006, we owned the following properties:

Market	Property	Date Acquired	Year Built	Number of Buildings	Approximate Total Acquisition Cost	Net Rentable Square Feet	Occupancy
San Diego, CA	REMEC Corporate Campus	9/15/04	1983	4	$26,667,000	132,685	100.0%
Taunton, MA	300 Constitution Drive	11/3/04	1998	1	19,806,000	330,000	100.0
Alpharetta, GA	Deerfield Commons I	6/21/05	2000	1	19,577,000	121,969	91.8
Alpharetta, GA	Deerfield Commons II	6/21/05	—	—	2,262,000	—	—
Richardson, TX	660 North Dorothy	1/9/06	1997	1	6,836,000	120,000	100.0
Richardson, TX	631 International	1/9/06	1998	1	5,407,000	73,112	100.0
Allen, TX	505 Century	1/9/06	1997	1	6,096,000	100,000	50.0

Total:					$86,651,000	877,766	93.2

Critical Accounting Policies

Management believes our most critical accounting policies are accounting for lease revenues (including straight-line rent), regular evaluation of whether the value of a real estate asset has been impaired, real estate purchase price allocations and accounting for our derivatives and hedging activities, if any. Each of these items involves estimates that require management to make judgments that are subjective in nature. Management relies on its experience, collects historical data and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgments on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates.

Revenue Recognition and Valuation of Receivables

Our revenues, which are composed largely of rental income, include rents reported on a straight-line basis over the initial term of the lease. If our leases provide for rental increases at specified intervals, we will be required to straight-line the recognition of revenue, which will result in the recording of a receivable for rent not yet due under the lease terms. Accordingly, our management must determine, in its judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. We review unbilled rent receivable on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Should the collectability of unbilled rent with respect to any given tenant be in doubt, we would be required to record an increase in our allowance for doubtful accounts or record a direct write-off of the specific rent receivable, which would have an adverse effect on our net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease our total assets and shareholders’ equity.

CB RICHARD ELLIS REALTY TRUST—(Continued)

Investments in Real Estate

We record investments in real estate at cost (including third party acquisition expenses) and we capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of repairs and maintenance as incurred. We compute depreciation using the straight-line method over the estimated useful lives of our real estate assets, which we expect to be approximately 39 years for buildings and improvements, three to five years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because, if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis throughout the expected useful lives of the related assets.

We have adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. SFAS 144 requires that the operations related to properties that have been sold or that we intend to sell be presented as discontinued operations in the statement of operations for all periods presented, and properties we intend to sell be designated as “held for sale” on our balance sheet.

When circumstances such as adverse market conditions indicate a possible impairment of the value of a property, we review the recoverability of the property’s carrying value. The review of recoverability is based on our estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. Our forecast of these cash flows considers factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. These factors contain subjectivity and thus are not able to be precisely estimated. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our investments in real estate.

Real Estate Purchase Price Allocation

We allocate the purchase price to tangible assets of an acquired property (which includes land, building and tenant improvements) based on the estimated fair values of those tangible assets assuming the building was vacant. Estimates of fair value for land are based on factors such as comparisons to other properties sold in the same geographic area adjusted for unique characteristics. Estimates of fair values of buildings and tenant improvements are based on present values determined based upon the application of hypothetical leases with market rates and terms.

We record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any capitalized above-market lease values as a reduction of rental income over the remaining non-cancelable terms of the respective leases. We amortize any capitalized below-market lease values as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

CB RICHARD ELLIS REALTY TRUST—(Continued)

We measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

We amortize the value of in-place leases to expense over the initial term of the respective leases, which we primarily expect to range from five to fifteen years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event may the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.

These assessments have a direct impact on net income and revenues. If we assign more fair value to the in-place leases versus buildings and tenant improvements, assigned costs would generally be depreciated over a shorter period, resulting in more depreciation expense and a lower net income on an annual basis. Likewise, if we estimate that more of our leases in-place at acquisition are on terms believed to be above the current market rates for similar properties, the calculated present value of the amount above market would be amortized monthly as a direct reduction to rental revenues and ultimately reduce the amount of net income.

Treatment of Management Compensation, Expense Reimbursements

Management of our operations is conducted by the Investment Advisor. Fees related to services provided by the Investment Advisor are accounted for based on the nature of such service and the relevant accounting literature. Fees for services performed that represent period costs of our company, such as cash payments for investment management fees paid to the Investment Advisor, are expensed as incurred. In addition, an affiliate of the Investment Advisor owns a partnership interest which represents a profits interest in CBRE OP related to these services.

Subject to certain limitations, we are obligated to reimburse the Investment Advisor for the organizational and offering costs incurred on our behalf. This treatment is consistent with Staff Accounting Bulletin, or SAB, Topic 1.B.1, which requires that we include all of the costs associated with our operations and formation in our financial statements. These costs will then be analyzed and segregated between those which are organizational in nature, and those which qualify as offering expenses in accordance with SAB Topic 5.A. Organizational costs are expensed as incurred in accordance with AICPA Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. As of September 30, 2006, the Investment Advisor had incurred approximately $3,306,000 in offering costs relating to our initial public offering, which will be deducted from gross proceeds of the offering and recorded as a reduction in additional paid-in capital.

CB RICHARD ELLIS REALTY TRUST—(Continued)

Accounting for Derivative Financial Investments and Hedging Activities

We account for our derivative and hedging activities, if any, in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires all derivative instruments to be carried at fair value on the balance sheet. As of September 30, 2006 and 2005, we did not have any derivative and hedging activities.

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. We periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within shareholders’ equity. Calculation of a fair value of derivative instruments also requires management to use estimates. Amounts will be reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS 133. The changes in fair value hedges are accounted for by recording the fair value of the derivative instruments on the balance sheet as either assets or liabilities, with the corresponding amount recorded in current period earnings. As of September 30, 2006 and 2005, we did not have any derivative and hedging activities.

Accounting for Share-Based Compensation

We have adopted the fair value based method of accounting for share-based compensation. Under this approach, we recognize an expense for the fair value of any share-based compensation at the time it is granted, as well as for transactions with non-employees in which services are performed in exchange for equity instruments.

Variable Interest Entities

In December 2003, the FASB issued Interpretation 46R, Consolidation of Variable Interest Entities, or FIN 46R. The purpose of this interpretation is to provide guidance on how to identify a variable interest entity, or VIE, and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in any entity will need to consolidate that entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s anticipated losses and/or receive a majority of the VIE’s expected residual returns. As of September 30, 2006, we did not have any investment interests in VIEs.

Results of Operations

Comparison of Three Months ended September 30, 2006 to Three Months ended September 30, 2005

Total Revenues

Rental

Rental revenue increased $374,000, or 29%, to $1,651,000 for the three months ended September 30, 2006 compared to $1,277,000 for the three months ended September 30, 2005. The increase was primarily due to the inclusion of rental revenue related to 660 N. Dorothy, 505 Century and 631 International for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 because those properties were acquired on January 9, 2006.

CB RICHARD ELLIS REALTY TRUST—(Continued)

Tenant Reimbursements

Tenant reimbursements increased $139,000, or 46%, to $441,000 for the three months ended September 30, 2006 compared to $302,000 for the three months ended September 30, 2005. The increase was primarily due to the inclusion of tenant reimbursements related to 660 N. Dorothy, 505 Century and 631 International for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

Total Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $34,000 or 17% to $228,000 for the three months ended September 30, 2006 compared to $194,000 for the three months ended September 30, 2005. The increase was primarily due to the inclusion of operating and maintenance expenses related to 660 N. Dorothy, 505 Century and 631 International for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

Property Taxes

Property tax expense increased $119,000, or 71%, to $286,000 for the three months ended September 30, 2006 compared to $167,000 for the three months ended September 30, 2005 The increase was primarily due to the inclusion of property tax expense related to 660 N. Dorothy, 505 Century and 631 International for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

Interest

Interest expense increased $130,000, or 41%, to $446,000 for the three months ended September 30, 2006 compared to $316,000 for the three months ended September 30, 2005. The increase was due to the inclusion of interest expense increase related to Deerfield Commons I, for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 because that note payable was issued on November 29, 2005.

General and Administrative

General and administrative expense increased $125,000 to $195,000 for the three months ended September 30, 2006 compared to $70,000 for the three months ended September 30, 2005. The increase was primarily due to the inclusion of general and administrative expense related to 660 N. Dorothy, 505 Century and 631 International, increases in D&O Insurance and other fund expenses for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

Investment Management Fee and Class C Fee to Related Party

Investment management and Class C fee to related party expense decreased $72,000 to $199,000 for the three months ended September 30, 2006 compared to $271,000 for the three months ended September 30, 2005. The decrease was due to a portion of the 2006 expense being recorded as an allocation of earning to minority interest holders and not in 2005.

Depreciation and Amortization

Depreciation and amortization expense increased $297,000, or 35%, to $1,142,000 for the three months ended September 30, 2006 compared to $845,000 for the three months ended September 30, 2005. The increase was primarily due to the inclusion of depreciation and amortization expense related to 660 N. Dorothy, 505 Century and 631 International for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

CB RICHARD ELLIS REALTY TRUST—(Continued)

Interest and Other Income

Interest and other income decreased $48,000, or 52%, to $44,000 for the three months ended September 30, 2006 compared to $92,000 for the three months ended September 30, 2005. The decrease was primarily due to using the cash for investments in real estate rather than invested in interest earning cash equivalents.

Minority Interest

Minority interest increased $494,000 to $497,000 for the three months ended September 30, 2006 compared to $3,000 for the three months ended September 30, 2005. The increase is primarily due to the increase in value of the Class C limited partnership interest which is recorded as an allocation of earnings to minority interest holder in 2006 and not in 2005.

Comparison of Nine Months ended September 30, 2006 to Nine Months ended September 30, 2005

Total Revenues

Rental

Rental revenue increased $1,679,000, or 52%, to $4,937,000 for the nine months ended September 30, 2006 compared to $3,258,000 for the nine months ended September 30, 2005. The increase was primarily due to the inclusion of rental revenue related to Deerfield Commons I for nine months and for 660 N. Dorothy, 505 Century and 631 International since January 9, 2006 for the nine months ended September 30, 2006 but for less then four months for Deerfield Commons I, and none for the other three properties for the nine months ended September 30, 2005.

Tenant Reimbursements

Tenant reimbursements increased $763,000, or 137%, to $1,320,000 for the nine months ended September 30, 2006 compared to $557,000 for the nine months ended September 30, 2005. The increase was primarily due to the inclusion of tenant reimbursements related to Deerfield Commons I, 660 N. Dorothy, 505 Century and 631 International for a greater period for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

Total Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $465,000 to $676,000 for the nine months ended September 30, 2006 compared to $211,000 for the nine months ended September 30, 2005. The increase was primarily due to the inclusion of operating and maintenance expenses related to Deerfield Commons I, 660 N. Dorothy, 505 Century and 631 International for a greater period for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

Property Taxes

Property tax expense increased $414,000, or 106%, to $806,000 for the nine months ended September 30, 2006 compared to $392,000 for the nine months ended September 30, 2005. The increase was primarily due to the inclusion of property tax expenses related to Deerfield Commons I, 660 N. Dorothy, 505 Century and 631 International for a greater period for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

CB RICHARD ELLIS REALTY TRUST—(Continued)

Interest

Interest expense increased $504,000, or 61%, to $1,337,000 for the nine months ended September 30, 2006 compared to $833,000 for the nine months ended September 30, 2005. The increase was primarily due to the inclusion of interest expense related to Deerfield Commons I for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 and an additional two months of interest expense for 300 Constitution during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

General and Administrative

General and administrative expense increased $297,000 to $438,000 for the nine months ended September 30, 2006 compared to $141,000 for the nine months ended September 30, 2005. The increase was primarily due to the inclusion of general and administrative expense related to Deerfield Commons I, 660 N. Dorothy, 505 Century and 631 International for a greater period, increases in directors and officers insurance and other fund expenses for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

Investment Management Fee and Class C Fee to Related Party

Investment management and Class C fee to related party expense decreased $91,000 or 13% to $687,000 for the nine months ended September 30, 2006 compared to $778,000 for the nine months ended September 30, 2005. The decrease was due to a portion of the 2006 expense being recorded as an allocation of earning to minority interest holders and not in 2005.

Depreciation and Amortization

Depreciation and amortization expense increased $1,838,000, or 113%, to $3,469,000 for the nine months ended September 30, 2006 compared to $1,631,000 for the nine months ended September 30, 2005. The increase was primarily due to the inclusion of depreciation and amortization expense related to Deerfield Commons I, 660 N. Dorothy, 505 Century and 631 International for a greater period for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

Interest and Other Income

Interest and other income decreased $134,000, or 40%, to $204,000 for the nine months ended September 30, 2006 compared to $338,000 for the nine months ended September 30, 2005. The decrease was primarily due to using the cash for investments in real estate rather than investing in interest earning cash equivalents.

Minority Interest

Minority interest increased $1,278,000 to $1,289,000 for the nine months ended September 30, 2006 compared to $11,000 for the nine months ended September 30, 2005. The increase is primarily due to the increase in value of the Class C limited partnership interest which is partially recorded as an allocation of earnings/(loss) to minority interest holder in 2006 and not in 2005.

CB RICHARD ELLIS REALTY TRUST—(Continued)

Financial Condition, Liquidity and Capital Resources

Overview

Our sources of funds will primarily be the net proceeds of our initial public offering, operating cash flows and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Depending on market conditions, we expect that once the net proceeds of our initial public offering are fully invested, our debt financing will be approximately 65% of the value of the cost of our assets before non-cash reserves and depreciation. The amount of debt we place on an individual property, or the amount of debt incurred by an individual entity in which we invest, may be more or less than 65% of the value of such property or the value of the assets owned by such entity, depending on market conditions and other factors. In fact, depending on market conditions and other factors, we may choose not to place debt on our portfolio or our assets and may choose not to borrow to finance our operations or to acquire properties. Our declaration of trust limits our borrowing to 300% of our net assets unless any excess borrowing is approved by a majority of our independent trustees and is disclosed to our shareholders in our next quarterly report. Our declaration of trust defines “net assets” as our total assets (other than intangibles) at cost, before deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities, calculated at least quarterly by us on a basis consistently applied; provided, however, that during such periods in which we are obtaining regular independent valuations of the current value of its net assets for purposes of enabling fiduciaries of employee benefit plan stockholders to comply with applicable Department of Labor reporting requirements, “net assets” means the greater of (i) the amount determined pursuant to the foregoing and (ii) the assets’ aggregate valuation established by the most recent such valuation report without reduction for depreciation, bad debts or other non-cash reserves. Any indebtedness we do incur will likely be subject to continuing covenants, and we will likely be required to make continuing representations and warranties in connection with such debt. Moreover, some or all of our debt may be secured by some or all of our assets. If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal. If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to such lender. The lender could also sue us or force us into bankruptcy. Any such event would have a material adverse effect on the value of our common shares. We believe that, even without any proceeds raised from our initial public offering, we have sufficient cash flow from operations to continue as a going concern for the next twelve months and into the foreseeable future.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to the Investment Advisor and the Dealer Manager. During the offering stage, assuming all of the shares in our primary offering are sold, these payments will include payments of up to $126.0 million for selling commissions, up to $27.0 million for the dealer manager fee, up to $18.0 million for the marketing support fee and up to $28.0 million for organizational and offering expenses. During the acquisition and operational stages, certain services related to the acquisition and management of our investments and our operations will be provided to us by the Investment Advisor pursuant to an advisory agreement entered into in July 2004 which was amended and restated in October 2006. Pursuant to that agreement, we expect to make various payments to the Investment Advisor, including acquisition fees, investment management fees and payments for reimbursements of certain costs incurred by the Investment Advisor in providing related services to us. As the actual amounts to be paid are dependent upon the total equity and debt capital we raise and our results of operations, we cannot determine these amounts at this time.

In order to avoid corporate-level tax on our net taxable income, we are required to pay distributions to our shareholders equal to our net taxable income. In addition, to qualify as a REIT, we are required to pay distributions to our shareholders equal to at least 90% of our net ordinary taxable income. Therefore, once the net

CB RICHARD ELLIS REALTY TRUST—(Continued)

proceeds we receive from our initial public offering are substantially fully invested, we will need to raise additional capital in order to grow our business and acquire additional real estate investments. We anticipate borrowing funds to obtain additional capital, but there can be no assurance that we will be able to do so on terms acceptable to us, if at all.

Historical Cash Flows

The principal sources of funding for acquisitions and capital expenditures are cash flows from operating activities and secured financing proceeds from issuing debt at the properties. Our net cash provided by operating activities increased by $341,000 or 13.8%, to $2,810,000 for the nine months ended September 30, 2006, compared to $2,469,000 for the nine months ended September 30, 2005. The increase is primarily related to improved property operations and the acquisition of the Texas Portfolio during January 2006.

Net cash used in investing activities decreased by approximately $3,575,000, or 19.5%, to $18,340,000 for the nine months ended September 30, 2006, compared to $21,915,000 for the nine months ended September 30, 2005. The decrease was the result of differences in our acquisitions during the periods where we acquired the Texas Portfolio of properties during the nine months ended September 30, 2006 as compared to the acquisitions of Deerfield Commons I & II for a greater aggregate amount during the nine months ended September 30, 2005. The overall decrease in acquisitions activity was offset by increases in capital improvement expenditures of approximately $400,000 in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

Net cash provided by financing activities decreased by $12,653,000, or 125.0% to $2,534,000 used in financing activities for the nine months ended September 30, 2006, compared to $10,119,000 in cash provided by financing activities for the nine months ended September 30, 2O05. The decrease is primarily attributable to a decrease in the net proceeds from a note payable issuance that provided cash from financing activities during the nine months ended September 30, 2005 that was not duplicated during the nine months ended September 30, 2006 and an increase in distributions paid in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005,

Financing

In November 2005, we entered into a $9.725 million secured mortgage loan with Allianz Life Insurance Company of North America with regard to the acquisition of Deerfield Commons I. The maturity date of this loan is December 10, 2015. The loan bears interest at a fixed rate of 5.23% per annum and requires monthly payments of interest only until December 10, 2010. Beginning January 10, 2011 through December 10, 2015, monthly payments of principal and interest in the amount of $53,582 will be due and payable. The entire remaining principal balance together with any accrued interest thereon will be due and payable in full on the maturity date.

In March 2005, we entered into a $12.0 million secured mortgage loan with The Northwestern Mutual Life Insurance Company with regard to the acquisition of 300 Constitution. The maturity date of this loan is April 1, 2012. The loan bears interest payable monthly at a fixed rate of 4.84% per annum. No payments of principal are required until the maturity date, at which time the entire principal balance together with any accrued interest thereon will be due and payable.

In October 2004, we entered into a $13.250 million secured mortgage loan with The Northwestern Mutual Life Insurance Company with regard to the acquisition of REMEC. The maturity date of this loan is November 1, 2011. The loan bears interest payable monthly at a fixed rate of 4.79% per annum. No payments of principal are required until the maturity date, at which time the entire principal balance together with any accrued interest thereon will be due and payable.

CB RICHARD ELLIS REALTY TRUST—(Continued)

Distribution Policy

In order to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, we must make distributions to our shareholders each year in an amount at least equal to 90% of our REIT taxable income.

It is anticipated that distributions generally will be taxable as ordinary income to our shareholders, although a portion of such distributions may be designated by us as a return of capital or as capital gain. We will furnish annually to each of our shareholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital or capital gains.

To the extent that our cash available for distribution is less than the amount we are required to distribute to quality as a REIT, we may consider various funding sources to cover any shortfall, including borrowing funds on a short-term, or possibly long-term, basis or selling properties. In addition, we may utilize these funding sources to make distributions that exceed the amount we are required to distribute to qualify as a REIT; however, we will not use offering proceeds for this purpose.

Off-Balance Sheet Arrangements

Since inception, we have not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities. Accordingly, we are not materially exposed to any market, credit, liquidity or financing risk.

Contractual Obligations and Commitments

The following table provides information with respect to our contractual obligations at September 30, 2006.

	Payments of principal and interest due by period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Note Payable (and interest payments) Collateralized by REMEC Corporate Campus	$16,529,155	$634,675	$1,269,350	$1,269,350	$13,355,780
Note Payable (and interest payments) Collateralized by 300 Constitution Drive	15,242,800	580,800	1,161,600	1,161,600	12,338,800
Note Payable (and interest payments) Collateralized by Deerfield Commons I	14,335,631	508,629	1,017,259	1,118,025	11,691,718

Total	$46,107,586	$1,724,104	$3,448,209	$3,548,975	$37,386,298

Income Taxes

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2004. As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute currently to our shareholders. Under the Internal Revenue Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute at least 90% of their annual net taxable income (excluding net capital gains) to their shareholders. If we fail to qualify for

CB RICHARD ELLIS REALTY TRUST—(Continued)

taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to state, local and foreign taxes on our income and property and to U.S. federal income and excise taxes on our undistributed income.

Inflation

The real estate market has not been affected significantly by inflation in the past several years due to the relatively low inflation rate. With the exception of leases with tenants in multifamily properties, we expect to include provisions in the majority of our tenant leases designed to protect us from the impact of inflation. These provisions will include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases, annual reimbursement of operating expenses above a certain allowance. Due to the generally long-term nature of these leases, annual rent increases may not be sufficient to cover inflation and rent may be below market. Leases in multifamily properties generally turn over on an annual basis and do not typically present the same issue regarding inflation protection due to their short-term nature.

Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we will borrow primarily at fixed rates or variable rates and, in some cases, with the ability to convert variable rates to fixed rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

We had approximately $34.975 million of outstanding indebtedness, representing approximately 73% of our net assets (or approximately 40% of the cost of our real estate related assets), on a pro forma basis as of September 30, 2006. Approximately $13.250 million of such indebtedness matures on November 1, 2011 and bears interest at a fixed rate of 4.79%, $12 million of such indebtedness matures on April 1, 2012 and bears interest at a fixed rate of 4.84% and $9.725 million of such indebtedness has a ten year term and bears interest at a fixed rate of 5.23%. Upon the maturity of our debt, there is a market risk as to the prevailing rates at the time of refinancing. Changes in market rates on our fixed-rate debt affects the fair market value of our debt but it has no impact on interest expense or cash flow. A 100 basis point increase or decrease in interest rates on our pro forma fixed rate debt would not increase or decrease our annual interest expense due to the fixed rate nature of our debt.

The fair value of long-term debt was estimated based on current interest rates available to the Company for debt instruments with similar terms. The following table summarizes our financial instruments and their calculated fair value at September 30, 2006 and December 31, 2005 (dollars in thousands):

	Book Value		Fair Value
Financial Instrument	2006	2005	2006	2005
Notes Payable	$34,975	$34,975	$33,730	$34,427

A 100 basis point increase or decrease in interest rates would increase or decrease the fair market value of our notes payable by $3.006 million.

CB RICHARD ELLIS REALTY TRUST—(Continued)

In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary. Prepayment lock-outs and the application of possible yield-maintenance provisions also affect our ability to refinance our debt.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a discussion of quantitative and qualitative disclosures about market risk, see the “Quantitative and Qualitative Disclosures About Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations above.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, or the Exchange Act, reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). Notwithstanding the foregoing, no matter how well a control system is designed and operated, it can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Also, we may have investments in certain unconsolidated entities. Because we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no significant changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the prospectus filed pursuant to Rule 424b(3) on October 27, 2006 with the Securities and Exchange Commission in connection with our initial public offering. Such risk factors are attached hereto as Exhibit 99.1 and are incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

None.

Use of Proceeds from Sale of Registered Securities

During the quarter ended September 30, 2006, we did not sell any equity securities that are not registered under the Securities Act of 1933, as amended, nor did we repurchase any of our securities.

The registration statement relating to our initial public offering (No. 333-127405) was declared effective on October 24, 2006. CNL Securities Corp. is the Dealer Manager of our offering. The registration statement covers up to $2,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by CBRE Advisors LLC, the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From October 24, 2006 (effective date) through December 5, 2006, the Company received gross offering proceeds of approximately $2,912,570 from the sale of 291,257 shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On September 29, 2006, we reconvened our annual meeting of shareholders (the “Meeting”) in Los Angeles, California for the purpose of: (i) electing five trustees to serve on the Board until our 2007 annual meeting of shareholders and until their successors are duly elected and qualified; (ii) approving our Second Amended and Restated Declaration of Trust; and (iii) ratifying the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006. The total number of common shares entitled to vote at the Meeting was 5,818,799, of which 3,010,856 shares, or 51.74%, were present in person or by proxy.

The results of the Meeting were as follows:

Each of our five trustees, Robert H. Zerbst, Jack A. Cuneo, Charles E. Black, Martin A. Reid, and James M. Orphanides, were elected to serve on the Board until our 2007 annual meeting of shareholders by our shareholders with 2,980,856 votes “For,” 25,000 votes “Against” and no votes “Abstained.”

Our Second Amended and Restated Declaration of Trust was approved by our shareholders, with 2,960,392 votes “For,” 20,463 votes “Against” and 25,000 votes “Abstained.”

The ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 was approved by our shareholders with 2,980,856 votes “For,” no votes “Against” and 25,000 votes “Abstained.”

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Second Amended and Restated Declaration of Trust of CB Richard Ellis Realty Trust, incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-127405), as amended.

3.2	Amended and Restated Bylaws of CB Richard Ellis Realty Trust, incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-127405), as amended.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1	Risk Factors, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CB RICHARD ELLIS REALTY TRUST

Date: December 7, 2006	/S/ JACK A. CUNEO
Jack A. Cuneo President and Chief Executive Officer

Date: December 7, 2006	/S/ LAURIE ROMANAK
Laurie Romanak Chief Financial Officer