Form 10-Q/A
period 2006-09-30
CB RICHARD ELLIS REALTY TRUST
filed 2007-04-02
CIK 1297587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s common shares, $0.01 par value, was 7,288,956 as of December 7, 2006.

Explanatory Note

This amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 is being filed to restate the condensed consolidated balance sheet as of September 30, 2006 and the related condensed consolidated statements of operations, cash flows and shareholders’ equity for the three and nine month periods ended September 30, 2006 to correct the accounting of the class B and class C interests as discussed in Note 3 to the condensed consolidated financial statements.

The registrant has not modified or updated this Form 10-Q/A for other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. In all other respects, this Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures and information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on December 7, 2006. Accordingly, this Form 10-Q/A amends Part I, Items 1, 2, 3 and 4, and Part II, Item 6 of the original report.

CB RICHARD ELLIS REALTY TRUST

INDEX

		Page
PART I FINANCIAL INFORMATION		1

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	1

Condensed Consolidated Balance Sheets as of September 30, 2006 (As Restated) and December 31, 2005 (unaudited)		1

Condensed Consolidated Statements of Operations For the Three and Nine Months Ended September 30, 2006 (As Restated) and 2005 (unaudited)		2

Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2006 (As Restated) and 2005 (unaudited)		3

Condensed Consolidated Statements of Shareholders’ Equity For the Nine Months Ended September 30, 2006 (As Restated) and the Year Ended December 31, 2005 (unaudited)		4

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the Nine Months Ended September 30, 2006 and 2005 (unaudited)		5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32

ITEM 4.	CONTROLS AND PROCEDURES	32

PART II OTHER INFORMATION

ITEM 6.	EXHIBITS	34

SIGNATURES		35

Ex-31.1:	Certification

Ex-31.2:	Certification

Ex-32.1:	Certification

Ex-32.2:	Certification

i

PART I

FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Balance Sheets

as of September 30, 2006 (As Restated) and December 31, 2005 (unaudited)

(Dollar Amounts in Thousands, Except Share Data)

	September 30, 2006 (As Restated, Note 3)	December 31, 2005
ASSETS
Investments in Real Estate:
Land	$25,217	$21,768
Site Improvements	1,786	916
Building and Improvements	40,648	30,543
Tenant Improvements	6,348	5,356

	73,999	58,583
Less: Accumulated Depreciation and Amortization	(2,881)	(1,420)

Net Investment in Real Estate	71,118	57,163
Cash and Cash Equivalents	4,167	22,231
Accounts and Other Receivables	25	89
Deferred Rent	251	108
Deferred Offering Costs	3,306	1,963
Acquired Above Market Leases, Net of Accumulated Amortization of $308 and $131, respectively	705	792
Acquired In-Place Lease Value, Net of Accumulated Amortization of $3,394 and $1,391, respectively	12,123	10,801
Deferred Financing Costs, Net of Accumulated Amortization of $94 and $50, respectively	372	416
Lease Commissions, Net of Accumulated Amortization of $6 and $0, respectively	117	—
Other Assets	235	555

Total Assets	$92,419	$94,118

LIABILITIES AND SHAREHOLDERS’ EQUITY LIABILITIES
Notes Payable	$34,975	$34,975
Security Deposits	104	8
Accounts Payable and Accrued Expenses	1,228	709
Accrued Offering Costs to Related Party	3,306	1,963
Distributions Payable	873	873
Acquired Below Market Leases, Net of Accumulated Amortization of $755 and $446, respectively	2,674	2,898
Investment Management Fee Payable to Related Party	115	84

Total Liabilities	43,275	41,510
MINORITY INTEREST	1,252	242

SHAREHOLDERS’ EQUITY
Common Stock, $.01 par value, 990,000,000 shares authorized; 6,967,762 issued and outstanding as of September 30, 2006 and December 31, 2005	70	70
Additional Paid-in-Capital	56,036	55,945
Accumulated Deficit	(8,214)	(3,649)

Total Shareholders’ Equity	47,892	52,366

Total Liabilities and Shareholders’ Equity	$92,419	$94,118

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2006 (As Restated) and 2005 (unaudited)

(Dollar Amounts in Thousands, Except Share Data)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
	(As Restated, Note 3)		(As Restated, Note 3)
REVENUES
Rental	$1,651	$1,277	$4,937	$3,258
Tenant Reimbursements	441	302	1,320	557

	2,092	1,579	6,257	3,815

EXPENSES
Operating and Maintenance	228	194	676	211
Property Taxes	286	167	806	392
Interest	446	316	1,337	833
General and Administrative	195	70	438	141
Investment Management Fee to Related Party	172	153	515	441
Class C Fee to Related Party	—	118	145	337
Depreciation and Amortization	1,142	845	3,469	1,631

	2,469	1,863	7,386	3,986

INTEREST AND OTHER INCOME	44	92	204	338

(LOSS) INCOME BEFORE MINORITY INTEREST	(333)	(192)	(925)	167
MINORITY INTEREST	229	3	1,021	11

NET (LOSS) INCOME	$(562)	$(195)	$(1,946)	$156

Basic and Diluted (Loss) Earnings per Share	$(0.08)	$(0.03)	$(0.28)	$0.02
Weighted Average Common Shares Outstanding—Basic and Diluted	6,967,762	6,967,762	6,967,762	6,967,762

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2006 (As Restated) and 2005 (unaudited)

(Dollar Amounts in Thousands)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
	(As Restated, Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(1,946)	$156
Adjustments to Reconcile Net (Loss) Income to Net Cash Flows Provided by Operating Activities:
Minority Interest	1,021	11
Depreciation and Amortization of Building and Improvements	1,461	841
Amortization of Deferred Financing Cost	44	32
Amortization of Acquired In-Place Lease Value	2,003	790
Amortization of Above and Below Market Leases	(132)	(214)
Amortization of Lease Commissions	6	—
Class C Fee to Related Party	91	274
Changes in Assets and Liabilities:
Accounts and Other Receivables	64	14
Deferred Rent	(143)	(15)
Other Assets	(209)	33
Accounts Payable and Accrued Expenses	519	530
Investment Management Fee Payable to Related Party	31	17

Net Cash Flows Provided By Operating Activities	2,810	2,469

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Texas Portfolio	(17,839)	—
Acquisition of REMEC	—	(102)
Acquisition of Deerfield Commons I & II	—	(21,813)
Lease Commissions	(94)	—
Improvements to Investments in Real Estate	(407)	—

Net Cash Flows Used in Investing Activities	(18,340)	(21,915)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of Distributions	(2,619)	(1,723)
Security Deposits	96	1
Distribution to Minority Interest	(11)	(7)
Proceeds from Note Payable Collateralized by 300 Constitution, Net of Deferred Financing Costs of $152	—	11,848

Net Cash Flows (Used in) Provided by Financing Activities	(2,534)	10,119

Net Decrease in Cash and Cash Equivalents	(18,064)	(9,327)

Cash and Cash Equivalents, Beginning of Period	22,231	22,956

Cash and Cash Equivalents, End of Period	$4,167	$13,629

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—
Cash Paid During the Period for Interest	$1,302	$806
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
Distributions Declared and Payable	$873	$873
Application of deposit to purchase price of Texas Portfolio	$500	$—

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 30, 2006 (As Restated)

and the Year Ended December 31, 2005 (unaudited)

(Dollar Amounts in Thousands, Except Share Data)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2005	6,967,762	$70	$55,576	$(648)	$54,998
Class C Fee to Related Party	—	—	369	—	369
Distributions	—	—	—	(2,909)	(2,909)
Net Loss	—	—	—	(92)	(92)

Balance at December 31, 2005	6,967,762	$70	$55,945	$(3,649)	$52,366

Class C Fee to Related Party	—	—	91	—	91
Distributions	—	—	—	(2,619)	(2,619)
Net Loss (As Restated, Note 3)	—	—	—	(1,946)	(1,946)

Balance at September 30, 2006 (As Restated, Note 3)	6,967,762	$70	$56,036	$(8,214)	$47,892

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2006 and 2005 (unaudited)

1.	Organization and Nature of Business

CB Richard Ellis Realty Trust (the “Company”, “we” or “our”) was formed on March 30, 2004 under the laws of the state of Maryland. CBRE Operating Partnership, L.P. (“CBRE OP”) was formed in Delaware on March 30, 2004, with the Company as the sole general partner (the “General Partner”). The Company has elected to be taxed as a Real Estate Investment Trust (“REIT”) under sections 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with its taxable period ended December 31, 2004. The Company was incorporated to raise capital and acquire ownership interests in high quality real estate properties, including office, retail, industrial, and multi-family residential properties, as well as other real estate-related assets. CBRE OP was formed as a holding company to own direct investment interests in properties and other assets, as well as for the purpose of operating these investment interests. This structure is commonly known in the real estate industry as an umbrella partnership REIT.

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

On June 21, 2005, the Company acquired Deerfield Commons I, a multi-tenant commercial office building, for approximately $19,577,000 (including $26,000 incurred in the fourth quarter of 2005). In addition, our wholly owned subsidiary also purchased Deerfield Commons II, an entitled land parcel, for approximately $2,262,000. The properties are located in Alpharetta, Georgia.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Nine Months Ended September 30, 2006 and 2005 (unaudited)

The Company acquired the Texas Portfolio with cash of approximately $17,839,000 and the application of a $500,000 purchase deposit totaling approximately $18,339,000 million on January 9, 2006. The Texas Portfolio is comprised of the three multi-tenant industrial/warehouse buildings (660 Dorothy, 505 Century and 631 International) located in Allen and Richardson, Texas.

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

In allocating the purchase price of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases; and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the remaining non-cancelable term of the lease and, for below-market leases, over a period equal to the initial term plus any below-market fixed rate renewal periods. The capitalized below-market lease values, also referred to as acquired lease obligations, are amortized as an increase to rental income over the initial terms of the respective leases and any below-market fixed rate renewal periods. The capitalized above-market lease values are amortized as a decrease to rental income over the initial terms of the prospective leases.

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

Offering Costs

In connection with the Company’s initial public offering, an affiliate of the Company has incurred legal, accounting, and related costs which will be reimbursed to such affiliate by the Company upon completion of such public offering. Such costs will be deducted from the gross proceeds of the public offering and recorded as a reduction of additional paid-in-capital. The public offering costs incurred through September 30, 2006 and December 31, 2005 are presented on the Consolidated Balance Sheets as deferred offering costs and accrued offering costs. The affiliate, not the Company, will pay these costs in the event such public offering is not consummated.

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

The Class C interest is an equity instrument issued to non-employees in exchange for services. Each reporting period prior to the measurement date, the Company determines the fair value of the Class C interest and records the current period expense, if any. Subsequent to the measurement date, distributions to the Class C interest are recorded as an allocation of earnings/(loss) to minority interest holder and a distribution paid to minority interest holder. Subsequent to September 30, 2006, this arrangement has been modified. (See Subsequent Events Note 13 for further discussion).

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share further assumes the dilutive effect of stock options, stock warrants and contingently issuable shares, if any. Basic and diluted earnings per share are equivalent for the nine months ended September 30, 2006 and 2005 as no stock options, stock warrants or contingently issuable shares had been issued.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Nine Months Ended September 30, 2006 and 2005 (unaudited)

Unaudited Interim Condensed Consolidated Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America. The condensed consolidated financial statements as of September 30, 2006 and for the nine months ended September 30, 2006 and 2005 and related footnote disclosures are unaudited. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48 Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. As the Interpretation will not affect the Company’s financial statements until the first quarter of 2007, the Company has not yet completed its evaluation of the impact of this statement on its consolidated financial statements.

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

In September 2006, the SEC released Staff Accounting Bulletin No. 108 (“SAB 108”) to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB 108 is effective for fiscal years ending after November 15, 2006. Management does not expect that the adoption of SAB 108 will have a material impact on the Company’s consolidated financial statements.

3.	Restatement of Condensed Consolidated Financial Statements

Subsequent to the issuance of the September 30, 2006 condensed consolidated financial statements, the Company’s management determined that the accounting for the Class B and Class C interests was in error. The Company is restating the condensed consolidated balance sheet as of September 30, 2006 and the related

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Nine Months Ended September 30, 2006 and 2005 (unaudited)

condensed consolidated statements of operations, and shareholders’ equity for the three and nine month periods ended September 30, 2006 to correct the accounting for the Class B and Class C interests. The effects of the restatement adjustments on the Company’s previously reported condensed consolidated statement of operations and cashflows for the three and nine month periods ended September 30, 2006 and on its previously reported condensed consolidated statement of shareholders’ equity for the nine month period ended September 30, 2006 and condensed consolidated balance sheet at September 30, 2006 are summarized below:

	As Previously Reported	As Restated
As of September 30, 2006
Investment Management Fee Payable to Related Party	142	115
Total Liabilities	43,302	43,275
Minority Interest	1,520	1,252
Accumulated Deficit	(8,509)	(8,214)
Total Shareholders’ Equity	47,597	47,892

For the three months ended September 30, 2006
Class C Fee to Related Party	27	—
Loss before Minority Interest	(360)	(333)
Minority Interest	497	229
Net Loss	(857)	(562)
Basic and Diluted Loss Per Share	(0.12)	(0.08)

For the nine months ended September 30, 2006
Class C Fee to Related Party	172	145
Loss before Minority Interest	(952)	(925)
Minority Interest	1,289	1,021
Net Loss	(2,241)	(1,946)
Basic and Diluted Loss Per Share	(0.32)	(0.28)

The Company overstated the Class C interest by $499,000 for a fair value adjustment in the period subsequent to having reached the awards measurement date. The period of overstatement coincides with the three month period ended September 30, 2006. The Company also understated the Class B interest by $204,000 for a fair value adjustment that should have been recorded during the period from July 1, 2006 to September 30, 2006. The Class B and the Class C interests are recorded as equity awards issued to non-employees, with expense recorded over the periods to their measurement dates based on their respective fair values. The measurement date of the Class B interest coincided with its grant date. Subsequent reporting period adjustments to the fair value of the Class B interest are reflected as an allocation of earnings or losses to minority interest holder in the Company’s consolidated statement of operations. The Class C fee to related party of $27,000 was reclassified to minority interest to coincide with the achievement of the measurement date for the Class C interest.

4.	Acquisitions of Real Estate

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

Buildings are depreciated over 39 years; site improvements over 15 years; value of in-place leases, above-market lease values and below-market lease values, are amortized over the remaining lease terms at the time of acquisition of 151 months for REMEC and 101 months for 300 Constitution and various months for Deerfield Commons I, 660 Dorothy, 505 Century and 631 International.

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

5.	Debt

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

$34,975

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Nine Months Ended September 30, 2006 and 2005 (unaudited)

6.	Minimum Future Rents Receivable

The following is a schedule of minimum future rentals to be received on non-cancelable operating leases as of September 30, 2006 (in thousands):

2006 (Three months ending December 31, 2006)	$1,539
2007	6,170
2008	6,177
2009	5,829
2010	5,093
2011	4,312
Thereafter	14,554

$43,674

7.	Concentrations

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Nine Months Ended September 30, 2006 and 2005 (unaudited)

Our geographic revenue concentrations for the nine months ended September 30, 2006 and 2005 are as follows:

	2006	2005
California	30.07%	48.44%
Georgia	25.47%	13.75%
Massachusetts	23.16%	37.81%
Texas	21.30%	0.00%

Total	100.00%	100.00%

8.	Asset Management and Other Fees to Related Parties

Pursuant to the agreement between the Company, CBRE OP and the Investment Advisor, (the “Advisory Agreement”), the Investment Advisor and its affiliates will perform services relating to the Company’s anticipated initial public offering and the management of its assets. Items of compensation and equity participation are as follows:

Investment Management Fee to Related Party

The Investment Advisor receives an annual fee equal to 0.75% of the book value of the total assets, as defined in the Advisory Agreement, based on the assets of CBRE OP. The investment management fee is calculated monthly based on the average of total assets, as defined, during such period. For the three months ended September 30, 2006 and 2005, approximately $172,000, and $153,000, respectively, of investment management fees were incurred. For the nine months ended September 30, 2006 and 2005, approximately $515,000, and $441,000, respectively, of investment management fees were incurred. Subsequent to September 30, 2006, this arrangement has been modified (See Subsequent Events Note 13 for further discussion).

Affiliate Equity Investment

During 2004, CBRE Investors purchased 269,428 common shares of beneficial interest in the Company for $8.10 per share in a private placement. During the nine months ended September 30, 2006 and the year ended December 31, 2005, CBRE Investors sold 18,077 and 8,124 shares, respectively, to employees and related parties.

During 2004, REIT Holdings purchased 29,937 common partnership units in CBRE OP at $8.10 per unit in a private placement. In exchange for the services provided to the Company, REIT Holdings was granted a Class B limited partnership interest and a Class C limited partnership interest in CBRE OP (see Note 2). For the three months ended September 30, 2006 and 2005, REIT Holdings earned approximately $229,000 which is included as minority expense and $121,000 ($3,000 of which relates to the Class B limited partnership interest which is included as minority interest expense and $118,000 which is included as Class C fee to related party), respectively. For the nine months ended September 30, 2006 and 2005, REIT Holdings earned approximately $1,166,000 ($816,000 and $209,000 related to the Class C and Class B limited partnership interest, respectively, which are included as minority expense, and $145,000 as Class C fee to related party, net of $4,000 distribution to minority interest holder for the period), and $345,000 ($8,000 of which relates to the Class B limited partnership interest which is included as minority interest expense and $337,000 which is included as Class C fee to related party), respectively.

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

9.	Equity Incentive Plan and Performance Bonus Plan

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

Performance Bonus Plan

The Company has adopted a 2004 performance bonus plan. Annual bonuses under the Company’s 2004 performance bonus plan are awarded by the Company’s Compensation Committee to selected key employees based on corporate factors or individual factors (or a combination of both). Subject to the provisions of the 2004 performance bonus plan, the Compensation Committee will (i) determine and designate those key employees to whom bonuses are to be granted; (ii) determine, consistently with the 2004 performance bonus plan, the amount of the bonus to be granted to any key employee for any performance period; and (iii) determine, consistently with the 2004 performance bonus plan, the terms and conditions of each bonus. Bonuses may be so awarded by the Compensation Committee prior to the commencement of any performance period, during or after any performance period. No bonus shall exceed 200% of the key employee’s aggregate salary for the year. The Compensation Committee may provide for partial bonus payments at target and other levels. Corporate performance hurdles for bonuses may be adjusted by the Compensation Committee in its discretion to reflect (i) dilution from corporate acquisitions and share offerings, and (ii) changes in applicable accounting rules and standards. The Compensation Committee may determine that bonuses shall be paid in cash or shares or other equity-based grants, or a combination thereof. The Compensation Committee may also provide that any such share grants be made under the Company’s 2004 equity incentive plan or any other equity-based plan or program the Company may establish. The Compensation Committee may provide for programs under which the payment of bonuses may be deferred at the election of the employee. No bonuses were awarded and no bonus related expenses were incurred by the Company during the periods ended September 30, 2006 and 2005.

10.	Shareholders’ Equity

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Nine Months Ended September 30, 2006 and 2005 (unaudited)

During the period from July 1, 2004 (date of commencement) to December 31, 2004, the Company issued 6,967,762 common shares of beneficial interest. Funds from the sale of shares were subsequently invested in CBRE OP, with the Company holding 6,967,762 common operating partnership units of CBRE OP. REIT Holdings, an affiliate of the Investment Advisor, holds 29,937 common partnership units which creates the minority interest balance upon consolidation. CBRE OP has three classes of interest entitled the “Class A Interest,” (limited partnership units), the “Class B Interest” and the “Class C Interest.” Limited partnership units or new classes of Partnership Interests may be issued to newly admitted partners in exchange for the contribution by such partners of cash, real estate partnership interests, stock, notes or other assets or consideration. A Class B Interest and a Class C Interest were issued to REIT Holdings. The Class B Interest held by REIT Holdings is entitled to certain distributions, as described in Note 2, and is subject to certain transfer restrictions. The Class C Interest held by REIT Holdings is also entitled to certain distributions, as described in Note 2, and is subject to certain transfer restrictions. Subsequent to September 30, 2006 the Class B Interest and the Class C Interest arrangement was modified. (See Subsequent Events Note 13 for further discussion).

11.	Distributions

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

The income tax treatment for distributions per share reportable for the nine months ended September 30, 2006 and 2005 as identified above, were as follows (unaudited):

	2006 (estimated)		2005
Ordinary Income	$0.212	56.7%	$0.152	52.0%
Return of Capital	0.163	43.3%	0.141	48.0%

	$0.375	100.0%	$0.293	100.0%

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Nine Months Ended September 30, 2006 and 2005 (unaudited)

12.	Fair Value of Financial Instruments

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

The following table summarizes our financial instruments and their calculated fair value at September 30, 2006 and December 31, 2005 (dollars in thousands):

	Book Value		Fair Value
	2006	2005	2006	2005
Financial Instrument
Notes Payable	$34,975	$34,975	$33,730	$34,427

13.	Subsequent Events

The board of trustees, including the independent trustees, approved a share split in which each of the Company’s outstanding common shares and each limited partnership unit of CBRE OP was converted into 1.1974571 common shares and 1.1974571 limited partnership units of CBRE OP, respectively, effective on October 16, 2006. As a result, the Company has restated all historical share, limited partnership unit, and per share data to give effect to this share split. The share split ratio was based on an independent third party valuation of the Company’s existing assets and liabilities of $10.67 per Class A limited partnership unit (before the share split) as compared to a projection of $8.91 per Class A limited partnership unit after the public offering is completed.

The board of trustees, including the independent trustees, approved the exchange of the Class C limited partnership interest in CBRE OP held by REIT Holdings for 216,424 limited partnership units in CBRE OP with an aggregate value of approximately $1,928,000 on the date of exchange. The number of limited partnership units to be received in exchange for the Class C limited partnership interest was based on an independent third party valuation approved by the Company’s board of trustees, including independent trustees. The exchange was effected on October 24, 2006.

The board of trustees, including the independent trustees, approved the Amended and Restated Agreement of Limited Partnership of CBRE OP (the “Amended Partnership Agreement”) and the Amended and Restated Advisory Agreement (the “Amended Advisory Agreement” and, together with the Amended Partnership Agreement, the “Amended Agreements”). The Amended Partnership Agreement modifies the terms of the Class B Limited partnership interest so that the holder is entitled to receive distributions made by CBRE OP in an amount equal to 15% of all net proceeds of any disposition of properties to be distributed to the partners after subtracting (i) the costs of such distribution, (ii) the amount of equity capital invested in such property which has not been reinvested or returned to the partners, and (iii) an amount equal to a 7% annual, uncompounded return on such invested capital. The Amended Advisory Agreement eliminates the administration fee, adds an acquisition fee up to 1% of the purchase price of real estate investments acquired and modifies the terms of the investment management fee to consist of (i) a monthly fee equal to one twelfth of 0.6% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments within the Company’s portfolio and (ii) a monthly fee equal to 7.0% of the aggregate monthly net operating income derived from all real estate investments within the Company’s portfolio. The Company entered into the Amended Agreements on October 24, 2006.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Nine Months Ended September 30, 2006 and 2005 (unaudited)

The registration statement relating to the Company’s initial public offering (No. 333-127405) was declared effective on October 24, 2006. CNL Securities Corp. is the dealer manager (the “Dealer Manager”) of the Company’s offering. The registration statement covers up to $2,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to the Company’s dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by CBRE Advisors LLC, the Investment Advisor, or another firm the Company chooses for that purpose.

From October 24, 2006 (effective date) through December 5, 2006, the Company received gross offering proceeds of approximately $2,912,570 from the sale of 291,257 shares.

CB RICHARD ELLIS REALTY TRUST

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Explanatory Note

The following discussion and analysis of our financial condition and results of operations gives effect to the restatement discussed in Note 3 to the condensed consolidated financial statements and should be read in conjunction with our unaudited consolidated condensed financial statements, the notes thereto, and the other unaudited financial data included elsewhere in this Form 10-Q/A.

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

Overview

We are a Maryland real estate investment trust that invests in real estate properties, focusing on office, retail, industrial and multi-family residential properties, as well as other real estate-related assets. We may also utilize our expertise and resources to capitalize on unique opportunities that may exist elsewhere in the marketplace, in which we might also acquire interests in mortgages or other investments where we could seek to acquire the underlying property. We will not invest more than 20% of our total assets in any single investment. In addition, we will seek to maintain a portfolio of geographically diverse assets and may invest up to 30% of our total assets outside of the United States. Investments outside of the United States will be focused in areas in which CB Richard Ellis Investors, LLC, or CBRE Investors, has existing operations or previous investment experience, which today consist of certain metropolitan markets in Western Europe (London, Paris, Milan and Frankfurt) and Japan. As of September 30, 2006, we owned seven properties, all in the United States.

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

General and Administrative

General and administrative expense increased $125,000 to $195,000 for the three months ended September 30, 2006 compared to $70,000 for the three months ended September 30, 2005. The increase was primarily due to the inclusion of general and administrative expense related to 660 N. Dorothy, 505 Century and 631 International, increases in D&O Insurance and other administrative expenses for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

Investment Management Fee and Class C Fee to Related Party

Investment management and Class C fee to related party expense decreased $99,000 to $172,000 for the three months ended September 30, 2006 compared to $271,000 for the three months ended September 30, 2005. The decrease was due to a portion of the 2006 expense being recorded as an allocation of earning to minority interest holders and not in 2005.

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

Minority Interest

Minority interest increased $226,000 to $229,000 for the three months ended September 30, 2006 compared to $3,000 for the three months ended September 30, 2005. The increase is primarily due to the increase in value of the Class B limited partnership interest which is recorded as an allocation of earnings to minority interest holder.

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

Investment Management Fee and Class C Fee to Related Party

Investment management and Class C fee to related party expense decreased $118,000 or 13% to $660,000 for the nine months ended September 30, 2006 compared to $778,000 for the nine months ended September 30, 2005. The decrease was due to a portion of the 2006 expense being recorded as an allocation of earning to minority interest holders and not in 2005.

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

Minority Interest

Minority interest increased $1,010,000 to $1,021,000 for the nine months ended September 30, 2006 compared to $11,000 for the nine months ended September 30, 2005. The increase is due to the increase in value of the Class C limited partnership interest by $816,000 and the Class B limited partnership interest by $209,000 which is partially recorded as an allocation of earnings/(loss) to minority interest holder in 2006 and not in 2005, offset by an allocation of losses of $4,000 to the minority interest holder of Class A limited partnership units.

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

In order to avoid corporate-level tax on our net taxable income, we are required to pay distributions to our shareholders equal to our net taxable income. In addition, to qualify as a REIT, we are required to pay distributions to our shareholders equal to at least 90% of our net ordinary taxable income. Therefore, once the net proceeds we receive from our initial public offering are substantially fully invested, we will need to raise additional capital in order to grow our business and acquire additional real estate investments. We anticipate borrowing funds to obtain additional capital, but there can be no assurance that we will be able to do so on terms acceptable to us, if at all.

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

Net cash used in investing activities decreased by approximately $3,575,000, or 16.3%, to $18,340,000 for the nine months ended September 30, 2006, compared to $21,915,000 for the nine months ended September 30, 2005. The decrease was the result of differences in our acquisitions during the periods where we acquired the

Texas Portfolio of properties during the nine months ended September 30, 2006 as compared to the acquisitions of Deerfield Commons I & II for a greater aggregate amount during the nine months ended September 30, 2005. The overall decrease in acquisitions activity was offset by increases in capital improvement expenditures of approximately $400,000 in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

Net cash provided by financing activities decreased by $12,653,000 to $2,534,000 used in financing activities for the nine months ended September 30, 2006, compared to $10,119,000 in cash provided by financing activities for the nine months ended September 30, 2005. The decrease is primarily attributable to a decrease in the net proceeds from a note payable issuance that provided cash from financing activities during the nine months ended September 30, 2005 that was not duplicated during the nine months ended September 30, 2006 and an increase in distributions paid in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

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

	Payments of principal and interest due by periods
	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual Obligations
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

Income Taxes

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2004. As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute currently to our shareholders. Under the Internal Revenue Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute at least 90% of their annual net taxable income (excluding net capital gains) to their shareholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to state, local and foreign taxes on our income and property and to U.S. federal income and excise taxes on our undistributed income.

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

We had approximately $34.975 million of outstanding indebtedness, representing approximately 73% of our net assets (or approximately 40% of the cost of our real estate related assets), as of September 30, 2006. Approximately $13.250 million of such indebtedness matures on November 1, 2011 and bears interest at a fixed rate of 4.79%, $12 million of such indebtedness matures on April 1, 2012 and bears interest at a fixed rate of 4.84% and $9.725 million of such indebtedness has a ten year term and bears interest at a fixed rate of 5.23%. Upon the maturity of our debt, there is a market risk as to the prevailing rates at the time of refinancing. Changes in market rates on our fixed-rate debt affects the fair market value of our debt but it has no impact on interest expense or cash flow. A 100 basis point increase or decrease in interest rates on our pro forma fixed rate debt would not increase or decrease our annual interest expense due to the fixed rate nature of our debt.

The fair value of long-term debt was estimated based on current interest rates available to the Company for debt instruments with similar terms. The following table summarizes our financial instruments and their calculated fair value at September 30, 2006 and December 31, 2005 (dollars in thousands):

	Book Value		Fair Value
	2006	2005	2006	2005
Financial Instrument
Notes Payable	$34,975	$34,975	$33,730	$34,427

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) as of September 30, 2006 in connection with the filing of the original Form 10-Q on December 7, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.

Subsequent to the evaluation made in connection with the filing of the Form 10-Q for the nine months ended September 30, 2006 and in connection with the restatement and the filing of this Form 10-Q/A, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures and concluded that solely due to the misstatement of the Class B and Class C interests during the three month period ended September 30, 2006 the Company’s disclosure controls and procedures were ineffective as of September 30, 2006.

Changes in Internal Controls

There has not been any change in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation of the Company’s internal control performed during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to September 30, 2006, the Company has taken the following steps to remedy the control weakness identified in internal control over financial reporting that lead to the restatement:

•	The Company has implemented a more complete review, analysis and approval process of the accounting treatment for share-based payment awards to non-employees.

PART II

OTHER INFORMATION

ITEM 6.	EXHIBITS

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CB RICHARD ELLIS REALTY TRUST

Date: April 2, 2007	/s/ JACK A. CUNEO
Jack A. Cuneo President and Chief Executive Officer

Date: April 2, 2007	/s/ LAURIE ROMANAK
Laurie Romanak Chief Financial Officer