Form 10-K
period 2006-12-31
CB RICHARD ELLIS REALTY TRUST
filed 2007-04-02
CIK 1297587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No. 333-127405

CB RICHARD ELLIS REALTY TRUST

(Exact name of registrant as specified in its charter)

Maryland	56-2466617
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer of Identification No.)

515 South Flower Street, Suite 3100, Los Angeles, California 90071

(Address of principal executive offices—zip code)

(609) 683-4900

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 Par Value	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “non- accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 27, 2007, was $100,092,160.

The number of shares outstanding of the registrant’s common shares, $0.01 par value, was 10,009,216 as of March 27, 2007.

DOCUMENTS INCORPORATED BY REFERENCE: None.

CB RICHARD ELLIS REALTY TRUST

FORM 10-K

PART I

Item 1. BUSINESS

Overview

CB Richard Ellis Realty Trust is a Maryland real estate investment trust that invests in real estate properties, focusing on office, retail, industrial and multi-family residential properties, as well as other real estate-related assets. As of December 31, 2006, we own seven properties consisting of two office properties and five industrial properties. These properties are located in the greater metropolitan areas of Boston, Massachusetts, Atlanta, Georgia, Dallas, Texas and San Diego, California.

We commenced operations in July 2004, following an initial private placement of our common shares of beneficial interest. We raised aggregate net proceeds (after commissions and expenses) of approximately $55.5 million from July 2004 to October 2004 in private placements of our common shares. On October 24, 2006, we commenced an initial public offering of up to $2,000,000,000 in our common shares, 90% of which is offered at a price of $10.00 per share, and 10% of which is offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by CBRE Advisors LLC, the Investment Advisor, or another firm we choose for that purpose. As of March 27, 2007, we had accepted subscriptions from 611 investors, issued 3,073,785 common shares and received $30,737,633 in gross proceeds.

We are an externally managed REIT, and have retained CBRE Advisors LLC as our investment advisor. CBRE Advisors LLC is referred to as the Investment Advisor. The Investment Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions on our behalf. The Investment Advisor receives advisory services relating to real estate acquisitions, property management and communications with existing investors and, in addition, receives marketing and other operational services from CNL Fund Management Company, an affiliate of, CNL Securities Corp (the “Dealer Manager”) pursuant to a sub-advisory agreement. We hold all of our real estate investments directly or indirectly through our operating partnership, CBRE OP.

We benefit from the investment expertise and experience of the Investment Advisor, which is an affiliate of CB Richard Ellis Investors, L.L.C. (“CBRE Investors”). CBRE Investors is a real estate investment management company and a registered investment advisor with the Securities and Exchange Commission, or the SEC. CBRE Investors is a wholly-owned subsidiary of CB Richard Ellis Group, Inc. (NYSE: CBG), or CB Richard Ellis. We have elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes. As a REIT, our company generally will not be subject to U.S. federal income tax on that portion of income that is distributed to stockholders if at least 90% of our company’s REIT taxable income is distributed to our stockholders.

Unless the context otherwise requires or indicates, references to “CBRE REIT,” “we,” “our” and “us” refer to the activities of and the assets and liabilities of the business and operations of CB Richard Ellis Realty Trust and its subsidiaries.

Investment Objectives

We invest in real estate properties, focusing on office, retail, industrial and multi-family residential properties, as well as certain other real estate-related assets. Our investment objectives are:

•	to maximize cash dividends paid to you;

•	to preserve and protect your capital contributions;

•	to realize growth in the value of our assets upon our ultimate sale of such assets; and

•

to provide you with the potential for future liquidity by (i) listing our shares on a national securities exchange or the Nasdaq Global Select Market or the Nasdaq Global Market or (ii) if a listing has not occurred on or before December 31, 2011 our board of trustees must consider (but is not required to) commencing an orderly liquidation of our assets.

We cannot assure you that we will attain these objectives or that our capital will not decrease. We may not change our investment objectives, except upon approval of shareholders holding a majority of our outstanding shares.

Acquisition and Investment Policies

We employ an enhanced income investment strategy designed to maximize risk-adjusted returns. To do so, we purchase, actively manage and sell properties located in the business districts and suburban markets of major metropolitan areas. Our primary focus is on office, industrial, retail and multi-family residential properties. The number and aggregate purchase price of properties we acquire in each asset class will depend upon real estate and market conditions and other circumstances existing at the time we acquire assets.

Our office portfolio may include properties such as multi-tenant, single tenant and sale leasebacks, office parks and portfolios, newly constructed, corporate/user activity, medical office, technology/telecommunication, redevelopments and stabilized operations. Our retail portfolio may encompass regional malls, power centers, community centers, grocery-anchored strips, freestanding stores, urban properties, single assets and multiple property portfolios. Our industrial portfolio may consist of warehouse, office/showroom, research and development facilities, distribution, manufacturing, single tenant and sale leasebacks and corporate/user activity properties. Our multi-family residential portfolio may include garden complexes, townhouse developments, mid/high-rise towers, newly constructed and redevelopment properties, single assets and multi-property portfolios.

Our investment strategy is centered on the research-driven CBRE Investors’ approach. We focus on the property types and markets identified as most compelling by CBRE Investors’ research. As a result, we believe that our opportunities will evolve over time as market conditions change.

Continued business investment and hiring will be the key drivers of the economy going forward. This has significant implications for property market fundamentals. Increased demand for office, industrial and multi-family space are supporting steady recovery in those property types, although the magnitude of this recovery varies by metropolitan area. Retail space demand will be supported by healthy consumer spending. The best investment prospects are in markets that exhibit some or all of the following: (i) above-average expected rent growth; (ii) improving occupancy; and (iii) barriers to new construction. Short-term dislocations in other markets may also provide attractive opportunities.

We may purchase existing assets with an operating history, newly constructed properties or assets under construction. We will not invest more than 20% of our total assets in any single investment. In addition, we seek to maintain a portfolio of geographically diverse assets and we may invest up to 30% of our total assets outside of the United States. Investments outside of the United States will be focused in areas in which CBRE Investors has existing operations or previous investment experience, which today consist of metropolitan markets in Western Europe, China and Japan. We expect our foreign investments to focus on properties located in the business districts and suburban markets in these areas.

All assets may be acquired, developed and operated by us on a stand-alone basis or jointly with another party. Development, if undertaken, will only be done with an experienced joint venture partner. We may enter into one or more joint ventures for the acquisition of assets with an affiliate.

We hold all of our real estate investments directly or indirectly through our operating partnership, CBRE OP. We are the sole general partner of CBRE OP. Our ownership of properties in CBRE OP is referred to as an

Umbrella Partnership REIT, or “UPREIT.” We believe the UPREIT structure is a competitive advantage for us when seeking to acquire assets, because it allows sellers of properties to defer gain recognition for U.S. federal income tax purposes by contributing properties to CBRE OP in return for an interest therein.

Although we are not limited as to the form our investments may take, our investments in real estate generally take the form of holding fee title or a long-term leasehold estate in the properties we acquire. We acquire such interests either directly in CBRE OP or indirectly by acquiring membership interests in, or acquisitions of property through, limited liability companies or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with developers of properties, affiliates of the Investment Advisor or other persons. In addition, we may purchase properties and lease them back to the sellers of such properties.

We also may invest in or make mortgage loans, subject to the investment limitations contained in our declaration of trust and as limited by the Internal Revenue Code provisions applicable to REITs. However, we have no current intention to invest in mortgage loans. The circumstances in which we believe we may invest in or make mortgage loans are limited to the following:

•	the making of a mortgage loan required by a property owner as a condition to our purchase of a property;

•	the indirect acquisition of a mortgage by purchasing an entity, such as a REIT or other real estate company, that also owns a mortgage; and

•	the acquisition of a mortgage with the view of acquiring the underlying property through foreclosure.

We are not limited as to the geographic area where we may conduct our operations. We currently intend to invest primarily in properties located in the business districts and suburban markets of major metropolitan areas in the United States, but may, under appropriate circumstances, invest up to 30% of our total assets outside of the United States. Investments outside the United States will be focused in areas in which CBRE Investors has existing operations or previous investment experience, which today consist of metropolitan markets in Western Europe, China and Japan. We expect that our foreign investments will focus on properties located in the business districts and suburban markets in these areas.

Except for the limitation on our ability to invest in excess of 20% of our total assets in any single investment, after the initial startup activities, we are not specifically limited in the number or size of investments we may acquire or on the percentage of net proceeds of our initial public offering that we may invest in a single investment. It is our intent over time to build a diversified portfolio of assets. However, the number and mix of assets we acquire will depend upon real estate and market conditions and other circumstances existing at the time we are acquiring our assets and the amount of proceeds we raise in our initial public offering. In making investment decisions for us, the Investment Advisor considers relevant risks and financial factors, including the creditworthiness of major tenants, the expected levels of rental and occupancy rates, current and projected cash flow of the property, the location, condition and use of the property, suitability for any development contemplated or in progress, income-producing capacity, the prospects for long-range appreciation, liquidity and income tax considerations. In addition to these factors, the Investment Advisor, when evaluating prospective mortgage loan investments, will consider the ratio of the amount of the investment to the value of the property by which it is selected and the quality, experience and creditworthiness of the borrower. The Investment Advisor also utilizes the resources and professionals of CBRE Investors and consults with its investment committee when evaluating potential investments. In this regard, the Investment Advisor has substantial discretion with respect to the selection of specific investments.

Our obligation to close the purchase of any investment is generally conditioned upon the delivery and verification of certain documents from the seller or developer, including, where appropriate:

•	plans and specifications;

•	environmental reports;

•	surveys;

•	evidence of marketable title subject to such liens and encumbrances as are acceptable to the Investment Advisor;

•	title and liability insurance policies; and

•

audited financial statements covering recent operations of properties having operating histories unless such statements would not be required to be filed with the SEC so long as we are a public company.

We will not close the purchase of any property unless and until we obtain an environmental assessment for each property purchased and are generally satisfied with the environmental status of the property. A Phase I environmental site assessment basically consists of a visual survey of the building and the property in an attempt to identify areas of potential environmental concern, visually observing neighboring properties to assess surface conditions or activities that may have an adverse environmental impact on the property, and contacting local governmental agency personnel and performing a regulatory agency file search in an attempt to determine any known environmental concerns in the immediate vicinity of the property. A Phase I environmental site assessment does not generally include any sampling or testing of soil, groundwater or building materials from the property. We may pursue additional assessments or reviews if the Phase I site assessment reveals issues.

We may also enter into arrangements with the seller or developer of a property whereby the seller or developer agrees that if during a stated period the property does not generate a specified cash flow, the seller or developer will pay in cash to us a sum necessary to reach the specified cash flow level, subject in some cases to negotiated dollar limitations.

In determining whether to purchase a particular property, we may, in accordance with customary practices, obtain an option on such property. The amount paid for an option, if any, is normally surrendered if the property is not purchased and is normally credited against the purchase price if the property is purchased.

Development and Construction of Properties

We may invest in properties on which improvements are to be constructed or completed. To help ensure performance by the builders of properties that are under construction, completion of properties under construction may be guaranteed at the price contracted either by an adequate completion bond or performance bond. We may rely, however, upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the person entering into the construction or development contract as an alternative to a completion bond or performance bond. Development of real estate properties is subject to risks relating to a builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables.

We may make periodic progress payments or other cash advances to developers and builders of our properties prior to completion of construction only upon receipt of an architect’s certification as to the percentage of the project then-completed and as to the dollar amount of the construction then-completed. We intend to use such additional controls on disbursements to builders and developers as we deem necessary or prudent.

We may directly employ one or more project managers to plan, supervise and implement the development of any unimproved properties that we may acquire. In such event, such persons would be compensated directly by us. There currently is no affiliate of the Investment Advisor that performs development activities on our behalf and neither we nor the Investment Advisor currently intend to form an entity for such purpose.

Joint Venture Investments

We may enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements or participations with real estate developers, owners and other affiliated third-parties, including other programs sponsored by CBRE Investors, for the purpose of developing, owning and operating real properties. However, we do not intend to enter into joint ventures or similar arrangements in which we do not exercise management control. In determining whether to invest in a particular joint venture, the Investment Advisor will evaluate the real property that such joint venture owns or is being formed to own under the same criteria described elsewhere for the selection of our real estate property investments.

In the event that the co-venturer were to elect to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the other co-venturer’s interest in the property held by the joint venture. In the event that any joint venture with an affiliated entity holds interests in more than one property, the interest in each such property may be specially allocated based upon the respective proportion of funds invested by each co-venturer in each such property. Our entering into joint ventures with other affiliates, including other programs sponsored by CBRE Investors, will result in certain conflicts of interest.

Borrowing Policies

While we strive for diversification, the number of different assets we can acquire will be affected by the amount of funds available to us.

Our ability to increase our diversification through borrowing could be adversely impacted by banks and other lending institutions reducing the amount of funds available for loans secured by real estate. When interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time.

Although we have adopted a policy to limit our aggregate borrowing to no more than 65% of the value of the cost of our assets before non-cash reserves and depreciation, this policy may be altered at any time or suspended if necessary to pursue attractive investment opportunities. Our organizational documents contain a limitation on the amount of indebtedness that we may incur, so that until our shares are listed on a national securities exchange, our aggregate borrowing may not exceed 300% of our net assets unless any excess borrowing is approved by a majority of our independent trustees and is disclosed to shareholders in our next quarterly report. Our board of trustees must review our aggregate borrowing from time to time, but at least quarterly.

By operating on a leveraged basis, we will have more funds available for investment in assets. This will allow us to make more investments than would otherwise be possible, resulting in a more diversified portfolio. Although our liability for the repayment of indebtedness is expected to be limited to the value of the asset securing the liability and the rents or profits derived therefrom, our use of leveraging may increase the risk of default on the mortgage payments and a resulting foreclosure of a particular property. To the extent that we do not obtain mortgage loans on our properties, our ability to acquire additional assets will be restricted. The Investment Advisor will use its best efforts to obtain financing on our behalf on the most favorable terms available. Lenders may have recourse to assets not securing the repayment of the indebtedness.

The Investment Advisor may refinance properties during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in dividend distributions from proceeds of the refinancing, if any, and/or an increase in property ownership if some refinancing proceeds are reinvested in real estate.

We may not borrow money from any of our trustees or from the Investment Advisor and its affiliates unless approved by a majority of our trustees, including a majority of any independent trustees not otherwise interested in the transaction, as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.

Disposition Policies

We intend to hold each asset we acquire for an extended period. However, circumstances might arise which could result in the early sale of some assets. We may sell a property before the end of the expected holding period if, among other reasons:

•	in our judgment, the sale of the asset is in the best interests of our shareholders;

•	we can reinvest the proceeds in a higher-yielding investment;

•	we can increase cash flow through the disposition of the asset; or

•	in the judgment of the Investment Advisor, the value of an asset might decline substantially.

The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, with a view to achieving maximum long-term capital appreciation. We cannot assure you that this objective will be realized.

If our shares are not listed for trading on a national securities exchange, the Nasdaq Global Select Market or the Nasdaq Global Market by December 31, 2011, our declaration of trust requires our board of trustees to consider commencing an orderly liquidation of our assets, which liquidation would require the approval of shareholders. In making the decision to apply for listing of our shares, our trustees will try to determine whether listing or quoting our shares or liquidating our assets will result in greater long-term value for our shareholders. We cannot determine at this time the circumstances, if any, under which our trustees will determine to list or quote our shares. Even if no shares are listed or included for quotation, we are under no obligation to actually sell our portfolio within this time period since the precise timing will depend on real estate and financial markets, economic conditions of the areas in which the properties are located and U.S. federal income tax effects on shareholders which may be applicable in the future. Furthermore, we cannot assure you that we will be able to liquidate our assets, and it should be noted that we will continue in existence until all of our assets are liquidated. In addition, we may consider other business strategies such as reorganizations or mergers with other entities if our board of trustees determines such strategies would be in the best interests of our shareholders. Any change in the investment objectives set forth in our declaration of trust would require the vote of shareholders holding a majority of our outstanding shares.

Investment Limitations

Our declaration of trust places numerous limitations on us with respect to the manner in which we may invest our funds, most of which are required by various provisions of the North American Securities Administrators Association Guidelines, or NASAA Guidelines. Our declaration of trust provides that until our shares are listed on a national securities exchange or included on the Nasdaq Global Select Market or the Nasdaq Global Market, we may not:

•

invest in equity securities unless a majority of our trustees, including a majority of any independent trustees not otherwise interested in the transaction, approve such investment as being fair, competitive and commercially reasonable;

•	make investments in unimproved property or indebtedness secured by a deed of trust or mortgage loans on unimproved property in excess of 10% of our total assets;

•

invest in commodities or commodity futures contracts, except for futures contracts when used solely for the purpose of hedging in connection with our ordinary business of investing in real estate assets and mortgages;

•

make or invest in mortgage loans unless an appraisal is obtained concerning the underlying property, except for those mortgage loans insured or guaranteed by a government or government agency. In cases where a majority of our independent trustees determine, and in all cases in which the transaction is with any of our trustees or the Investment Advisor or its affiliates, such appraisal shall be obtained from an independent appraiser. We will maintain such appraisal in our records for at least five years and it will be available for your inspection and duplication. We will also obtain a mortgagee’s or owner’s title insurance policy as to the priority of the mortgage;

•	invest in real estate contracts of sale, otherwise known as land sale contracts, unless the contract is in recordable form and is appropriately recorded in the chain of title;

•

make or invest in mortgage loans, including construction loans, on any one property if the aggregate amount of all mortgage loans on such property would exceed an amount equal to 85% of the appraised value of such property as determined by appraisal unless substantial justification exists for exceeding such limit because of the presence of other underwriting criteria;

•	make or invest in mortgage loans that are subordinate to any mortgage or equity interest of any of our trustees, the Investment Advisor or its affiliates;

•	issue “redeemable securities,” as defined in Section 2(a)(32) of the Investment Company Act of 1940, as amended, or the 1940 Act;

•

issue debt securities unless the historical debt service coverage (in the most recently completed fiscal year) as adjusted for known changes is sufficient to properly service that higher level of debt;

•

grant warrants or options to purchase shares to the Investment Advisor or its affiliates or to officers or trustees affiliated with the Investment Advisor except on the same terms as such warrants or options are sold to the general public and in an amount not to exceed 10% of the outstanding shares on the date of grant of the warrants and options;

•	issue equity securities on a deferred payment basis or other similar arrangement; or

•	lend money to our trustees or to the Investment Advisor or its affiliates.

The Investment Advisor continually reviews our investment activity to ensure that we do not come within the application of the 1940 Act. Among other things, the Investment Advisor monitors the proportion of our portfolio that is placed in various investments so that we do not come within the definition of an “investment company” under the 1940 Act. If at any time the character of our investments could cause us to be deemed an “investment company” for purposes of the 1940 Act, we will take the necessary actions to attempt to ensure that we are not deemed to be an “investment company.”

Change in Investment Objectives and Limitations

Until our shares are listed on a national securities exchange, our declaration of trust requires that the independent trustees review our investment policies at least annually to determine that the policies we are following are in the best interests of our shareholders. Each determination and the basis therefore is required to be set forth in our minutes. The methods of implementing our investment policies also may vary as new investment techniques are developed. The methods of implementing our investment objectives and policies, except as otherwise provided in the organizational documents, may be altered by a majority of our trustees, including a majority of the independent trustees, without the approval of the shareholders. Our investment objectives themselves, however, may only be amended by a vote of the shareholders holding a majority of our outstanding shares.

Policies With Respect to Certain Other Activities

If our board of trustees determines that additional funding is required, we may raise such funds through additional equity offerings or the retention of cash flow (subject to the REIT provisions of the Internal Revenue Code concerning distribution requirements and taxability of undistributed net taxable income) or a combination of these methods.

In the event that our board of trustees determines to raise additional equity capital, it has the authority, without shareholder approval, to issue additional common or preferred shares in any manner and on such terms and for such consideration it deems appropriate, at any time.

We have authority to repurchase or otherwise reacquire our shares and may engage in such activities in the future. Our board of trustees may change any of these policies without prior notice to you or a vote of our shareholders.

We currently have no intention to (i) underwrite securities of other issuers and (ii) invest in the securities of other issuers for the purpose of exercising control.

The Advisory Agreement

We entered into an advisory agreement with the Investment Advisor in July 2004, which was amended and restated in October 2006. Pursuant to this agreement, which was unanimously approved by our board of trustees, including our independent trustees, we appointed the Investment Advisor to manage, operate, direct and supervise our operations. The Investment Advisor performs its duties as a fiduciary of us and our shareholders. Many of the services to be performed by the Investment Advisor in managing our day-to-day activities are summarized below. This summary is provided to illustrate the material functions that the Investment Advisor will perform for us as the Investment Advisor, and it is not intended to include all of the services that may be provided to us by the Investment Advisor or by third parties. The Investment Advisor may subcontract with third parties for the performance of certain duties on our behalf. The Investment Advisor will only subcontract with third parties that are believed to have the requisite experience to perform their duties. The Investment Advisor will supervise the activities of any such third parties consistent with its fiduciary duty to us. Under the terms of the advisory agreement, the Investment Advisor undertakes to use its best efforts to present to us investment opportunities consistent with our investment policies and objectives as adopted by our board of trustees. In its performance of this undertaking, the Investment Advisor shall, subject to the authority of the board:

•	find, present and recommend to us real estate investment opportunities consistent with our investment policies and objectives;

•	structure the terms and conditions of transactions pursuant to which acquisitions of properties will be made;

•	acquire properties on our behalf in compliance with our investment objectives and policies;

•	arrange for financing and refinancing of properties; and

•	enter into leases and service contracts for the properties acquired.

The initial term of the advisory agreement was for one year and the term may be renewed at the end of each year of the agreement for an additional one-year period. Prior to any such renewal, our trustees will evaluate the performance of the Investment Advisor and the criteria used in such evaluation will be reflected in the minutes of such meeting. The initial term ended in July 2005, but was renewed by our trustees for two consecutive one-year terms. Additionally, the advisory agreement may be terminated:

•

immediately by us (i) in the event the Investment Advisor commits fraud, criminal conduct, willful misconduct or willful or negligent breach of fiduciary duty by the Advisor, (ii) upon the bankruptcy of the Investment Advisor or (iii) a material breach of the Advisory Agreement by the Advisor, which remains uncured after 30 days’ written notice;

•	without cause or penalty by a majority of our independent trustees or by the Investment Advisor upon 60 days’ written notice; or

•	immediately by the Investment Advisor upon our bankruptcy or any material breach of the Advisory Agreement by us, which remains uncured after 10 days’ written notice.

The Investment Advisor and its affiliates are paid fees, and are reimbursed for all costs it incurs, in connection with services provided to us. In the event the advisory agreement is terminated, the Investment Advisor will be paid all accrued and unpaid fees and expense reimbursements. In addition, an affiliate of the Investment Advisor has received one class B limited partnership interest in CBRE OP (representing 100% of the class B interest outstanding) in exchange for the services provided to us relating to our formation and future services. The class B limited partnership interest is subject to redemption by CBRE OP in the event of termination of the advisory agreement.

A majority of the independent trustees, and a majority of trustees not otherwise interested in the transaction, must approve all transactions with the Investment Advisor or any of its affiliates. Until our shares are listed on a national securities exchange, the Nasdaq Global Select Market or the Nasdaq Global Market, our independent trustees must determine from time to time, but at least annually, that our fees and expenses are reasonable in light of our performance, our net assets and net income and the fees and expenses of other comparable unaffiliated REITs. During this period, our independent trustees are also responsible for reviewing the performance of the Investment Advisor and determining that the compensation to be paid to the Investment Advisor is reasonable in relation to the nature and quality of services to be performed and that the provisions of the advisory agreement are being carried out.

Industry Segments

The Company views its operations as one reportable segment, namely the acquisition, development, ownership, and operation of high quality real estate. Please refer to the financial information disclosed herein as it represents the financial information related to this principal operating segment.

Geographic Areas of Properties

Information regarding the geographic diversification of our properties as of December 31, 2006 can be reviewed under the Concentrations – Geographic Concentrations footnote 6 in the accompanying consolidated financial statements.

Competition

When we invest in real estate properties, focusing on office, retail, industrial, multi-family residential properties and other investment assets, we compete with a variety of institutional investors, including other REITs, insurance companies, mutual funds, pension funds, investment banking firms, banks and other financial institutions that invest in the same types of assets. Many of these investors have greater financial resources and access to lower costs of capital than we do. The existence of these competitive entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of the types of properties we are seeking to acquire, resulting in higher prices and lower yields on assets.

Employees

As of December 31, 2006, we had no full-time employees and do not anticipate any material changes in the number of our full-time employees. Our executive officers are employees of the Investment Advisor or one or more of its affiliates.

Facilities

Our principal offices are located at 515 South Flower Street, Suite 3100, Los Angeles, California 90071. We also have offices located at 17 Hulfish Street, Suite 280, Princeton, New Jersey 08542.

Available Information

Our internet address is www.cbrerealtytrust.com. We make available, free of charge, on or through the “SEC Filings” section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website is our Code of Business Conduct and Ethics, which governs our directors, officers and employees. Within the time period required by the SEC, we will post on our website any amendment to our Code of Business Conduct and Ethics and any waiver applicable to our senior financial officers, and our executive officers or directors. The information contained on our website is not incorporated into this report on Form 10-K.

Recent Developments

From January 1, 2007 through March 27, 2007, we received gross proceeds of approximately $19,531,818 from the sale of 1,953,204 shares.

On March 28, 2007, we entered into a purchase agreement with an unrelated third party to acquire, subject to customary closing conditions, 602 Central Boulevard located in Coventry, England, United Kingdom. The contract purchase price for 602 Central Boulevard is £11,200,000 ($21,840,000 assuming an exchange rate of $1.95/£1.00) exclusive of transaction costs, financing fees and working capital reserves. We anticipate that the acquisition will be funded from proceeds from our initial public offering and mortgage financings that we intend to obtain in connection with the acquisition. The property consists of a three-story office building and a surface parking lot completed in 2002. The office building is 100% leased to Capita Business Systems, part of the Capita Group, the UK’s largest business process outsourcing firm. We anticipate that the acquisition of 602 Central Boulevard will be consummated during the second quarter of 2007.

ITEM 1A.	RISK FACTORS

An investment in our common shares of beneficial interest involves a high degree of risk. You should carefully consider the following information, together with the other information contained in the prospectus relating to our initial public offering before buying our shares. If any of the risks discussed herein actually occur, our business, financial condition and results of operations could be materially adversely affected. If this were to occur, the value of our shares could decline and you may lose all or part of your investment.

Risks Related To Our Business

We and the Investment Advisor commenced operations in July 2004 and have a limited operating history and may not be able to implement our operating policies and strategies successfully.

We began operations in July 2004 and, therefore, have a limited operating history and may not be able to implement our operating policies and strategies successfully. The Investment Advisor also has a limited operating history. The results of our operations depend on many factors, including, without limitation, the availability of office, retail, industrial and multi-family residential properties for acquisition, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Moreover, delays in investing the net proceeds of our initial public offering may reduce our income. Our shareholders will not have the opportunity to evaluate the manner in which the net proceeds received by us from our initial public offering are to be invested or the economic merits of particular assets to be acquired. We have not established any lines of credit or other sources of financing and, if such financing is available, we cannot assure you that it will be available on favorable terms. Furthermore, we cannot assure you that we will be able to operate our business successfully or implement our operating policies and strategies.

You must rely entirely upon the ability of the Investment Advisor with respect to the investment in and management of unspecified assets, and you will not have an opportunity to evaluate for yourself the relevant economic, financial and other information regarding the assets in which the proceeds of our initial public offering will be invested.

As of December 31, 2006, we own seven properties. Our ability to achieve our investment objectives and to pay dividends is dependent upon the performance of the Investment Advisor, the real estate market and general economic conditions in the geographic regions where we invest. You must rely totally on the Investment Advisor in the selection of assets. We cannot be sure that the Investment Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if investments are made, our objectives will be achieved. You should be aware that any appraisals we obtain are merely estimates of value and should not be relied upon as accurate measures of true worth or realizable value.

If the Investment Advisor loses or is unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.

Our success depends to a significant degree upon the continued contributions of certain key personnel of our Investment Advisor, including Robert H. Zerbst, Jack A. Cuneo, Laurie Romanak, Scott Stuckman, Doug Herzbrun and Phil Kianka, each of whom would be difficult to replace. None of our key personnel are currently subject to employment agreements with us, nor do we maintain any key person life insurance on these key personnel. If any of these personnel were to cease employment with the Investment Advisor, our operating results could suffer. We also believe that our future success depends, in large part, upon the Investment Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you the Investment Advisor will be successful in attracting and retaining such skilled personnel.

Conflict of Interest Risks

The Investment Advisor faces conflicts of interest relating to time management.

Although the Investment Advisor does not currently advise any other real estate investment programs, the Investment Advisor’s affiliates, including CBRE Investors, are sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours. In addition, certain employees of the Investment Advisor may also work with or for other affiliates. As a result, they may have interests in other real estate programs and also engage in other business activities, and may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate. If the Investment Advisor, for any reason, is not able to provide investment opportunities to us consistent with our investment objectives in a timely manner, we may have lower returns on our investments.

The Investment Advisor faces conflicts of interest relating to the purchase and leasing of assets.

We may be buying assets at the same time as other existing or future affiliates of the Investment Advisor are buying assets. There is a risk that the Investment Advisor will choose an asset that provides lower returns to us than an asset purchased by another affiliate. We may acquire assets in geographic areas where other affiliates own assets. If another affiliate attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant.

The Investment Advisor and its affiliates may face conflicts of interest if they sell or lease properties they acquire to us.

We may acquire or lease properties from the Investment Advisor and its affiliates. We must follow certain procedures when purchasing or leasing assets from the Investment Advisor and its affiliates. The Investment Advisor may owe fiduciary and/or other duties to the selling entity in these transactions and conflicts of interest between us and the selling entities could exist in such transactions. Because we are relying on the Investment Advisor, these conflicts could result in transactions where we do not have the benefit of arm’s length negotiations of the type normally conducted with an unaffiliated third party.

We pay substantial fees and expenses to the Investment Advisor, its affiliates and the Dealer Manager, which payments increase the risk that you will not earn a profit on your investment.

The Investment Advisor and its affiliates perform services for us in connection with the selection and acquisition of our investments, the management and leasing of our properties and the administration of our other investments. We pay the Investment Advisor an acquisition fee based on the purchase price of our real estate assets and an investment management fee, a portion of which is based on the cost of our real estate assets, each of which is not tied to the performance of our portfolio. The Investment Advisor has entered into a sub-advisory agreement with an affiliate of the Dealer Manager, or the Subadvisor, and the Investment Advisor will compensate the Subadvisor through certain fees and reimbursable expenses the Investment Advisor receives from us. We pay fees and commissions to the Dealer Manager in connection with the offer and sale of the shares. We also have issued to CBRE REIT Holdings LLC, an affiliate of the Investment Advisor, one Class B limited partnership interest (representing 100% of the Class B interest outstanding) in CBRE OP in exchange for the services provided to us relating to our formation and future services. Our sponsor (including certain of its executive officers) and our executive officers own an aggregate 75.1% distribution interest and affiliates of the Dealer Manager own an aggregate 24.9% distribution interest (excluding distributions that CBRE Investors is entitled to with respect to 29,937 Class A units) in CBRE REIT Holdings LLC. The holder of the Class B limited partnership interest is entitled to receive distributions made by CBRE OP in an amount equal to 15% of all net proceeds of any disposition of properties to be distributed to the partners after subtracting (i) the costs of such disposition, (ii) the amount of equity capital invested in such property which has not been reinvested or returned to the partners, and (iii) an amount equal to a 7% annual, uncompounded return on such invested capital. These fees and partnership interest distributions reduce the amount of cash available for investment in properties or distribution to shareholders. These fees also increase the risk that the amount available for distribution to common shareholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our initial public offering and that you may not earn a profit on your investment.

Termination of the Advisory Agreement could be costly.

If the advisory agreement is terminated without cause, CBRE OP will redeem the Class B limited partnership interest for a newly created class of partnership interest, which we refer to as the advisor redemption interest, which shall initially have a capital account equal to the fair value of the Class B limited partnership interest as of such date, and if the advisory agreement is terminated for cause, CBRE OP will redeem the Class B limited partnership interest for $100. These provisions may increase the effective cost to us of terminating the advisory agreement, thereby adversely affecting our ability to terminate the Investment Advisor without cause.

Certain of our officers and trustees face conflicts of interest.

Our chairman and our chief financial officer each serve as managing directors of the Investment Advisor and also serve as president and executive managing director, respectively, of CBRE Investors, our sponsor. Our president and chief executive officer serves as the president and chief executive officer of the Investment Advisor and also serves as a managing director of CBRE Investors. Our president and chief executive officer and our chief financial officer directly hold an aggregate 16.8% economic interest in the Investment Advisor. These individuals owe fiduciary duties to these entities and their shareholders. Such fiduciary duties may from time to time conflict with the fiduciary duties owed to us and our shareholders. An affiliate of the Investment Advisor owns one Class B limited partnership interest (representing 100% of the Class B interest outstanding) in CBRE OP. This interest entitles such affiliate to receive distributions in an amount equal to a percentage of the net proceeds we receive from a sale of a property after certain amounts are paid or provided for. This interest may incentivize the Investment Advisor to recommend the sale of a property or properties that may not be in our best interest at the time. In addition, the premature sale of a property may add concentration risk to the portfolio or may be at a price lower than if we held on to the property and sold it at a later date.

We will be subject to additional risks as a result of any joint ventures.

We may in the future enter into joint ventures for the acquisition, development or improvement of properties. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with sellers of properties, affiliates of sellers, developers or other persons. Such investments may involve risks not otherwise present with an investment in real estate, including, for example:

•	the possibility that our co-venturer, co-tenant or partner in an investment might become bankrupt;

•	that such co-venturer, co-tenant or partner may at any time have economic or business interests or goals which are or become inconsistent with our business interests or goals; or

•	that such co-venturer, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Actions by such a co-venturer, co-tenant or partner might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing your returns.

General Investment Risks

No market currently exists for our common shares. If you are able to sell your shares, you would likely have to sell them at a substantial discount.

There is no current market for our shares and, therefore, it will be difficult for you to sell your shares promptly. We cannot assure you that any trading market will develop or, if developed, that any such market will be sustained. Additionally, our declaration of trust contains restrictions on the ownership and transfer of our shares, and these restrictions may inhibit your ability to sell your shares. You may not sell your shares unless the buyer meets applicable suitability and minimum purchase standards. Therefore, it will be difficult for you to sell your shares promptly or at all. In addition, the price received for any shares sold is likely to be less than the proportionate value of the real estate we own. Therefore, you should purchase our shares only as a long-term investment.

We are conducting a “best efforts” offering and if we are unable to raise substantial funds, we may have substantial limitations on our ability to achieve a diversified portfolio of assets.

The Dealer Manager is selling our shares on a “best efforts” basis, whereby it and the other broker-dealers participating in our initial public offering are only required to use their best efforts to sell our common shares and have no firm commitment or obligation to purchase any of our common shares. As a result, the amount of proceeds we raise in our initial public offering may be substantially less than the amount we would need to achieve a broadly diversified portfolio. If we only sell a small number of shares in our initial public offering, we may purchase fewer properties resulting in less diversification of the number of assets we own, the types of assets in which we invest, the geographic regions of our properties and the industry types of our tenants. The likelihood of our profitability being affected by any one of our investments will also increase. Your investment in shares will be subject to greater risk to the extent that we lack a diversified asset portfolio.

We are conducting a blind pool offering and you will not have the opportunity to evaluate investments prior to purchasing our common shares.

As of December 31, 2006, neither we nor the Investment Advisor has contracted to acquire any real property with the proceeds of our initial public offering. As a result, you will not be able to evaluate the economic merits, transaction terms or other financial information concerning our investments prior to purchasing our common shares. You must rely on the Investment Advisor and our board of trustees to implement our investment policies, to evaluate investment opportunities and to structure the terms of our investments.

Restrictions on ownership of a controlling percentage of our shares may limit your opportunity to receive a premium on your shares.

To assist us in complying with the share ownership requirements necessary for us to qualify as a REIT, our declaration of trust prohibits, with certain exceptions, direct or constructive ownership by any person of more than 3.0% by number or value, whichever is more restrictive, of our outstanding common shares or more than 3.0% by number or value, whichever is more restrictive, of our outstanding shares. Our board of trustees, in its sole discretion, may exempt a person from the share ownership limit. Our board of trustees has waived this limitation for CBRE Investors and the Stein Trusts. This waiver applies only to shares such persons already own, and not to further purchases unless approved by our board of trustees. Additionally, our declaration of trust prohibits direct or constructive ownership of our shares that would otherwise result in our failure to qualify as a

REIT. The constructive ownership rules in our declaration of trust are complex and may cause the outstanding shares owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than any ownership limit by an individual or entity could cause that individual or entity to own constructively in excess of any ownership limit of our outstanding shares. Any attempt to own or transfer our shares in excess of the ownership limit without the consent of our board of trustees shall be void, and will result in the shares being transferred to a charitable trust. These provisions may inhibit market activity and the resulting opportunity for our shareholders to receive a premium for their shares that might otherwise exist if any person were to attempt to assemble a block of our shares in excess of the number of shares permitted under our declaration of trust and which may be in the best interests of our shareholders.

The concentration of our ownership may adversely affect the ability of new investors to influence our policies. For example, the Stein Trusts own approximately 2.8 million common shares, representing a total of approximately 34.33% of our outstanding common shares. Consequently, these shareholders have significant influence over us.

The Stein Trusts own approximately 2.8 million common shares, representing a total of approximately 34.33% of our outstanding common shares as of December 31, 2006. Consequently, these shareholders have significant influence over us. Such shareholders’ ownership level may discourage or prevent others from trying to acquire control of us and increase the difficulty of consummating any offer, including potential acquisitions that might involve a premium price for our common shares or otherwise be in the best interest of all shareholders. This concentration of ownership may result in decisions affecting us that may not serve the best interest of all shareholders.

We have implemented certain provisions that could make any change in our board of trustees or in control of our company more difficult.

Maryland law, our declaration of trust and our bylaws contain provisions, such as provisions prohibiting, without the consent of our board of trustees, any single shareholder or group of affiliated shareholders, from beneficially owning in excess of an ownership limit, which could make it difficult or expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management and board of trustees. These and other anti-takeover provisions could substantially impede the ability of shareholders to change our management and board of trustees.

You are limited in your ability to sell your shares pursuant to our share redemption program.

Our share redemption program provides you with the opportunity, on a quarterly basis, to request us to redeem all or a portion of your shares after you have held them for one year, subject to certain restrictions and limitations. In the event that an eligible shareholder presents fewer than all of his or her shares to us for redemption, such shareholder must present at least 25% of his or her shares to us for redemption and must retain at least $5,000 of common shares if any shares are held after such redemption. Shares will be redeemed only to the extent of cash available after the payment of dividends necessary to maintain our qualification as a REIT and to avoid the payment of any U.S. federal income tax or excise tax on our net taxable income. This will significantly limit our ability to redeem your shares. To the extent our available cash flow is insufficient to fund all redemption requests, each shareholder’s request will be reduced on a pro rata basis, unless you withdraw your request for redemption or ask that we carry over your request to the next quarterly period, if any, when sufficient funds become available. Our board of trustees reserves the right to amend or terminate the share redemption program at any time. Our board of trustees has delegated to our officers the right to waive the one-year holding period and pro rata redemption requirements in the event of the death, disability (as such term is defined in the Internal Revenue Code) or bankruptcy of a shareholder. You will have no right to request redemption of your shares should our shares become listed on a national exchange, the Nasdaq Global Select Market or the Nasdaq Global Market. Therefore, in making a decision to purchase shares, you should not assume that you will be able to sell any of your shares back to us pursuant to our share redemption program.

We established the offering price on an arbitrary basis.

Our board of trustees has arbitrarily determined the selling price of the shares being offered in our initial public offering. Our offering price may not be indicative of the price at which our shares would trade if they were listed on an exchange or actively traded by brokers nor of the proceeds that a shareholder would receive if we were liquidated or dissolved.

Your interest in us may be diluted if we issue additional equity.

Existing shareholders do not have preemptive rights to any common shares issued by us in the future. Therefore, investors purchasing shares in the offering may experience dilution of their equity investment in the event that we sell additional common shares in the future, if we sell securities that are convertible into common shares or if we issue shares upon the exercise of options.

The amount and timing of cash dividends is uncertain.

Subject to certain limitations, we bear all expenses incurred in our operations, which reduces cash generated by operations and amounts available for distribution to our shareholders. In addition, our board of trustees, in its discretion, may retain any portion of such funds for working capital, subject to the REIT distribution requirements. We have not set any future dividend payment amount and cannot assure you that sufficient cash will be available to pay dividends to you.

We are uncertain of our sources for funding of future capital needs.

Substantially all of the net proceeds of the offering will be used for investment in assets and for payment of various fees and expenses. Accordingly, in the event that we develop a need for additional capital in the future for the improvement of our assets or for any other reason, we will need to identify sources for such funding, other than reserves we may establish, and we cannot assure you that such sources of funding will be available to us for capital needs in the future.

General Real Estate Risks

Real estate investments are long-term illiquid investments and may be difficult to sell in response to changing economic conditions.

Real estate investments are subject to certain inherent risks. Real estate investments are generally long-term investments that cannot be quickly converted to cash. Real estate investments are also subject to adverse changes in general economic conditions or local conditions that may reduce the demand for office, retail, industrial, multi-family residential or other types of properties. Other factors can also affect real estate values, including:

•	possible U.S. federal, state or local regulations and controls affecting rents, prices of goods, fuel and energy consumption and prices, water and environmental restrictions;

•	increasing labor and material costs;

•	the attractiveness of the property to tenants;

•	rises in operating costs, taxes and insurance costs; and

•	changes in interest rates.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay dividends to our shareholders.

We expect that we will incur additional indebtedness in the future. Interest we pay could reduce cash available for distributions. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to pay dividends to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

Adverse economic conditions in the geographic regions in which we purchase properties may negatively impact your overall returns.

Adverse economic conditions in the geographic regions in which we buy our properties could affect real estate values in these areas and, to the extent that any of our tenants in these areas rely upon the local economy for their revenues, our tenants’ businesses could also be affected by such conditions. Therefore, changes in local economic conditions could reduce our ability to pay dividends and the amounts we could otherwise receive upon a sale of a property in a negatively affected region.

Adverse economic conditions affecting the particular industries of our tenants may negatively impact your overall returns.

Adverse economic conditions affecting a particular industry of one or more of our tenants could affect the financial ability of one or more of our tenants to make payments under their leases, which could cause delays in our receipt of rental revenues or a vacancy in one or more of our properties for a period of time. Therefore, changes in economic conditions of the particular industry of one or more of our tenants could reduce our ability to pay dividends and the value of one or more of our properties at the time of sale of such properties.

Because we are dependent on our tenants for substantially all of our revenue, our success is materially dependent on the financial stability of our tenants.

Lease payment defaults by tenants could cause us to reduce the amount of distributions to shareholders. A default of a tenant on its lease payments would cause us to lose the revenue from the property. In the event of such a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and leasing our property. If a lease is terminated, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.

If one or more of our tenants file for bankruptcy protection, we may be precluded from collecting all sums due.

If one or more of our tenants, or the guarantor of a tenant’s lease, commences, or has commenced against it, any proceeding under any provision of the U.S. federal bankruptcy code, as amended, or any other legal or equitable proceeding under any bankruptcy, insolvency, rehabilitation, receivership or debtor’s relief statute or law (bankruptcy proceeding), we may be unable to collect sums due under relevant leases. Any or all of the tenants, or a guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding. Such a bankruptcy proceeding may bar our efforts to collect pre-bankruptcy debts from these entities or their properties, unless we are able to obtain an enabling order from the bankruptcy court. If a lease is rejected by a tenant in bankruptcy, we would only have a general unsecured claim against the tenant, and may not be entitled to any further payments under the lease. A tenant’s or lease guarantor’s bankruptcy proceeding could hinder or delay efforts to collect past due balances under relevant leases, and could ultimately preclude collection of these sums. Such an event could cause a decrease or cessation of rental payments which would mean a reduction in our cash flow and the amount available for distribution to our shareholders. In the event of a bankruptcy proceeding, we cannot assure you that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distribution to our shareholders may be adversely affected.

We may not have funding for future tenant improvements, which may reduce your returns and make it difficult to attract one or more new tenants.

When a tenant at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space and other lease-up costs. Substantially all of our net offering proceeds available for investment may be used for investment in real estate properties. We may maintain working capital reserves but cannot guarantee they will be adequate. We also have no identified funding source to provide funds that may be required in the future for tenant improvements, tenant refurbishments and other lease-up costs in order to attract new tenants. We cannot assure you that any such source of funding will be available to us for such purposes in the future and, to the extent we are required to use net cash from operations to fund such tenant improvements, tenant refurbishments and other lease-up costs, cash distributions to our shareholders will be reduced.

A property that incurs a significant vacancy could be difficult to sell or lease.

A property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. Some of our properties may be specifically suited to the particular needs of the tenant based on the type of business the tenant operates. We may have difficulty obtaining a new tenant for any vacant space in our properties, particularly if the space limits the types of businesses that can use the space without major renovation. If a vacancy on any of our properties continues for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to shareholders. In addition, the resale value of the property could be diminished because the market value of a particular property may depend principally upon the value of the leases of such property.

Uninsured losses relating to real property may adversely affect your returns.

In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we may have limited funding to repair or reconstruct the damaged property, and we cannot assure you that any such source of funding will be available to us for such purposes in the future. Furthermore, insurance may be unavailable or uneconomical. In particular, insurance coverage relating to flood or earthquake damage or terrorist acts may not be available or affordable.

Development and construction of our properties may result in delays and increased costs and risks.

We may invest some or all of the net proceeds available for investment in the acquisition and development of properties upon which we will develop and construct improvements. We will be subject to risks relating to the builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. The builder’s failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance. Performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate pre-construction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction. Factors such as those discussed above can result in increased costs of a project or loss of our investment, which could adversely impact our ability to make distributions to our shareholders. In addition, we may not be able to find suitable tenants to lease our newly constructed projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of a property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property. If our projections are inaccurate, we may pay too much for a property.

Competition for investments may increase costs and reduce returns.

We experience competition for real property investments from corporations, other real estate investment trusts, pension plans and other entities engaged in real estate investment activities. There has been increasing competition for the types of properties in which we invest. Accordingly, competition for investments may have the effect of increasing costs and reducing your returns.

Delays in acquisitions of properties may adversely affect your investment and reduce returns.

Delays we encounter in the selection, acquisition and development of properties could adversely affect your returns. When we acquire properties prior to the start of construction or during the early stages of construction, it typically takes several months to complete construction and rent available space. Therefore, you could suffer delays in the distribution of cash dividends attributable to any such properties.

Uncertain market conditions and the broad discretion of the Investment Advisor relating to the future disposition of properties could adversely affect the return on your investment.

We intend to hold the various real properties in which we invest until such time as the Investment Advisor determines that the sale or other disposition thereof appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. The Investment Advisor, subject to the approval in certain cases of our board of trustees, may exercise its discretion as to whether and when to sell a property. We have no obligation to sell properties at any particular time, except that if our shares are not listed on a national securities exchange, the Nasdaq Global Select Market or the Nasdaq Global Market on or before December 31, 2011, our declaration of trust requires our board of trustees to consider commencing an orderly liquidation of our assets, which liquidation would require the approval of our shareholders and could last several years. We cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Due to the uncertainty of market conditions that may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future. Accordingly, the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

General economic conditions may affect the timing of the sale of our properties and the purchase price we receive.

We may be unable to sell a property if or when we decide to do so. The real estate market is affected by many factors, such as general economic conditions, the availability of financing, interest rates and other factors, including supply and demand for real estate investments, all of which are beyond our control. We cannot predict whether we will be able to sell any property for the price or on terms which are acceptable to us. Further, we cannot predict the length of time that will be needed to find a willing purchaser and to close the sale of a property.

If we purchase environmentally hazardous property, our operating results could be adversely affected.

Under various U.S. federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. In connection with the acquisition and ownership of our properties, we may be potentially liable for such costs. The cost of defending against claims of liability, complying with environmental regulatory requirements or remediating any contaminated property could have a material adverse effect on our business, assets or results of operations and, consequently, amounts available for distribution to you. Any costs or expenses relating to environmental matters may not be covered by insurance.

Costs associated with complying with regulations such as the Americans with Disabilities Act of 1990 may result in unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places of public accommodation are required to meet certain U.S. federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional U.S. federal, state and local laws may also require modifications to our properties, or restrict further renovations of the properties, with respect to access thereto by disabled persons. For example, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with the ADA or the FHAA could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. We do not conduct audit or investigation of all of these properties to determine their compliance and we cannot predict the ultimate cost of compliance with the ADA, the FHAA or other legislation. If one or more of our properties in which we invest is not in compliance with the ADA, the FHAA or other legislation, then we would be required to incur additional costs to bring the property into compliance. If we incur substantial costs to comply with the ADA and the FHAA or other legislation, our financial condition, results of operations, cash flow, price per share of our common shares and our ability to satisfy debt service obligations and to pay distributions could be adversely affected.

Your investment may be subject to additional risks if we make international investments.

We may purchase properties located outside the United States. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following risks:

•	changing governmental rules and policies, including changes in land use and zoning laws;

•

enactment of laws relating to the foreign ownership of real property and laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person’s or company’s country of origin;

•	variations in currency exchange rates;

•	adverse market conditions caused by terrorism, civil unrest and changes in national or local governmental or economic conditions;

•

the willingness of domestic or foreign lenders to make mortgage loans in certain countries and changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

•	the imposition of unique tax structures and changes in real estate and other tax rates and other operating expenses in particular countries;

•	our ability to qualify as a REIT may be affected; and

•	general political and economic instability.

If we make or invest in mortgage loans, our mortgage loans may be impacted by unfavorable real estate market conditions, which could decrease the value of our mortgage investments.

If we make or invest in mortgage loans, we will be at risk of defaults by the borrowers on those mortgage loans. These defaults may be caused by many conditions beyond our control, including interest rate levels and local and other economic conditions affecting real estate values. We will not know whether the values of the properties securing the mortgage loans will remain at the levels existing on the dates of origination of the mortgage loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans.

If we make or invest in mortgage loans, our mortgage loans will be subject to interest rate fluctuations which could reduce our returns as compared to market interest rates as well as the value of the mortgage loans in the event we sell the mortgage loans.

If we invest in fixed-rate, long-term mortgage loans and interest rates rise, the mortgage loans could yield a return that is lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that mortgage loans are prepaid, because we may not be able to make new loans at the previously higher interest rate. If we invest in variable interest rate loans, if interest rates decrease, our revenues will likewise decrease. Finally, if interest rates increase, the value of loans we own at such time would decrease which would lower the proceeds we would receive in the event we sell such loans.

Delays in liquidating defaulted mortgage loans could reduce our investment returns.

If there are defaults under our mortgage loans, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay could reduce the value of our investment in the defaulted mortgage loans. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and rules and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.

Financing Risks

Rising interest rates could increase our borrowing costs and reduce cash available for distributions and could also adversely affect the values of the properties we own.

We have borrowed and in the future may borrow money to purchase assets. An increase in interest rates could increase our interest expense and adversely affect our cash flow and our ability to service indebtedness and to make distributions to our shareholders. Failure to hedge effectively against interest rate charges may adversely affect our financial condition.

We could become more highly leveraged and an increase in debt service could adversely affect our cash flow and ability to make distributions.

We had approximately $35.0 million of outstanding indebtedness, representing approximately 69% of our net assets (or approximately 40% of the cost of our assets, including intangibles), as of December 31, 2006. Although we have adopted a policy to limit our aggregate borrowing to no more than 65% of the cost of our assets before non-cash reserves and depreciation, this policy may be altered at any time or suspended if necessary to pursue attractive investment opportunities. Our organizational documents contain a limitation on the amount of indebtedness that we may incur, so that until our shares are listed on a national securities exchange, our aggregate borrowing may not exceed 300% of our net assets unless any excess borrowing is approved by a majority of our independent trustees and is disclosed to shareholders in our next quarterly report. If we become more highly leveraged, then the resulting increase in debt service could adversely affect our ability to make payments on outstanding indebtedness and to pay our anticipated distributions and/or the distributions required to qualify as a REIT, and could harm our financial condition.

If we fail to make our debt payments, we could lose our investment in a property.

We intend to secure the loans we obtain to fund future property acquisitions with mortgages on some of our properties. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment which in turn could cause a reduction in the value of the shares and the dividends payable to our shareholders.

Lenders may require us to enter into restrictive covenants relating to our operations.

In connection with obtaining certain financing, a lender could impose restrictions on us that would affect our ability to incur additional debt and our distribution and operating policies. Loan documents we enter into may contain customary negative covenants that may limit our ability to further mortgage the property, to discontinue insurance coverage, replace the Investment Advisor as our investment advisor or impose other limitations.

If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to pay dividends.

Our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. A refinancing or sale under these circumstances could affect the rate of return to shareholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to qualify as a REIT. In such case, we may be forced to borrow funds to make the distributions required to qualify as a REIT.

Failure to hedge effectively against interest rate changes may adversely affect results of operations.

Subject to maintaining our qualification as a REIT, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap agreements and interest rate swap agreements. These agreements may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	the amount of income that a REIT may earn from hedging transactions (other than through taxable REIT subsidiaries) to offset interest rate losses is limited by federal tax provisions governing REITs;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the party owing money in the hedging transaction may default on its obligation to pay; and

•	a court could rule that such an agreement is not legally enforceable.

We have adopted a policy relating to the use of derivative financial instruments to hedge interest rate risks related to our borrowings. This policy governs our use of derivative financial instruments to manage the interest rates on our variable rate borrowings. Our policy states that we will not use derivatives for speculative or trading purposes and intend only to enter into contracts with major financial institutions based on their credit rating and other factors, but we may choose to change these policies in the future. Hedging may reduce the overall returns on our investments, which could reduce our cash available for distribution to our shareholders. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

U.S. Federal Income Tax Risks

If we fail to qualify as a REIT in any taxable year, our operations and ability to make distributions will be adversely affected because we will be subject to U.S. federal income tax on our taxable income at regular corporate rates with no deductions for distributions made to shareholders.

We believe that we are organized and operate in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code, and that our method of operation enables us to continue to meet the requirements for qualification and taxation as a REIT under the Internal Revenue Code. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income we distribute currently to our shareholders. In order for us to qualify as a REIT, we must satisfy certain requirements established under highly technical and complex provisions of the Internal Revenue Code and Treasury Regulations for which there are only limited judicial or administrative interpretations, and which involve the determination of various factual matters and circumstances not entirely within our control. If we invest in foreign real property, we will be subject to foreign currency gains and losses. Foreign currency gains are not qualifying income for purposes of the REIT gross income test requirements. To reduce the risk of foreign currency gains adversely affecting our REIT qualification, we may be required to defer the repatriation of cash from foreign jurisdictions or employ other structures that affect the timing, character and amount of income we receive from our foreign investments. In addition, income we derive from foreign real property held through a foreign corporation may not be treated as qualifying income for purposes of the REIT 95% gross income test (and will not be treated as qualifying income for purposes of the REIT 75% gross income test). No assurance can be given that we will be able to manage our foreign currency gains or real property investments held through foreign corporations in a manner that enables us to qualify a REIT or avoid U.S. federal and other taxes on our income. In March 2005, we mortgaged one of our real estate properties and invested the proceeds in a money market mutual fund until June 2005 when the proceeds were used to purchase another real estate property. During the time the proceeds were invested in the fund, we treated the investment as a “qualified temporary investment” for purposes of the REIT asset test requirements. If our investment in the fund was not eligible for treatment as a qualified temporary investment, we may not have satisfied the REIT 5% gross asset test for the first quarter of 2005. If our investment in the fund resulted in our noncompliance with the REIT 5% gross asset test, however, we would retain our qualification as a REIT pursuant to certain mitigation provisions of the Internal Revenue Code provided our noncompliance was due to reasonable cause and not to willful neglect, and certain other requirements are met including the payment of a $50,000 penalty tax. Any potential noncompliance with the 5% gross asset test would be due to reasonable cause and not willful neglect so long as we are considered to have exercised ordinary business care and prudence in attempting to satisfy such test. We believe that we have exercised ordinary business care and prudence in attempting to satisfy the REIT income and asset tests, including the 5% gross asset test, and, accordingly, we believe that any noncompliance with the REIT 5% gross asset test resulting from our investment in the fund should be due to reasonable cause and not willful neglect. We have complied with the other requirements of the mitigation provisions of the Internal Revenue Code with respect to such potential noncompliance with the 5% gross asset test, including paying the $50,000 penalty tax, and, therefore, our qualification as a REIT should not be affected. The IRS is not bound by our determination, however, and no assurance can be provided that the IRS will not assert that we failed to comply with the REIT 5% gross asset test as a result of our investment in the fund and that such failure was not due to reasonable cause.

If we were to fail to qualify as a REIT for any taxable year, including if we were found to have violated the 5% gross asset test and our failure was not due to reasonable cause, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates with no deductions for distributions made to shareholders. Further, in such event, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT qualification. Accordingly, the loss of our REIT qualification would reduce our net earnings available for investment or distribution to shareholders because of the substantial tax liabilities that would be imposed on us. We might also be required to borrow funds or sell investments to pay the applicable tax.

The Investment Advisor has not previously managed a REIT, and we cannot assure you that the past experience of its management will be sufficient to successfully manage our business as a REIT.

The Investment Advisor has not previously managed a REIT, and the Investment Advisor does not have direct experience in complying with the income, asset and other limitations imposed by the REIT provisions of the Internal Revenue Code. Those provisions are complex and the failure to comply with those provisions in a timely manner could cause us to fail to qualify as a REIT or could force us to pay unexpected taxes and penalties. In such event, our net income would be reduced and we could incur a loss.

We may be subject to tax on our undistributed net taxable income or be forced to borrow funds to make distributions required to qualify as a REIT.

As a REIT, we must distribute 90% of our annual net taxable income (excluding net capital gains) to our shareholders and we are subject to regular corporate income tax to the extent that we distribute less than 100% of our annual net taxable income. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to make distributions necessary to qualify as a REIT and avoid the payment of income and excise taxes, we may need to borrow funds on a short-term, or possibly long-term, basis or sell properties, even if the then prevailing market conditions are not favorable for borrowings or sales. In addition, we may utilize these funding sources to make distributions that exceed the amount we are required to distribute to qualify as a REIT; however, we will not use offering proceeds for this purpose. Our need for cash to make distributions could result from, among other things, a difference in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes, the effect of non-deductible capital expenditures, the creation of reserves and the repayment of indebtedness.

Dividends payable by REITs generally do not qualify for reduced U.S. federal income tax rates.

The maximum U.S. federal income tax rate for dividends payable by domestic corporations to individual U.S. shareholders (as such term is defined under “Certain U.S. Federal Income Tax Consequences” below) is 15% (through 2010). Dividends payable by REITs, however, are generally not eligible for the reduced rates. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares.

We will pay some taxes.

Even if we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some U.S. federal, state, local and foreign taxes on our income and property, including a 100% penalty tax if we receive payments for property held primarily for sale to customers in the ordinary course of a trade or business. To the extent that we are required to pay U.S. federal, state, local or foreign taxes, we will have less cash available for distribution to our shareholders.

The ability of our board of trustees to revoke our REIT election without shareholder approval may cause adverse consequences to our shareholders.

Our charter provides that our board of trustees may revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that it is no longer in our best interests to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our taxable income to our shareholders, which may have adverse consequences on the total return to our shareholders and the value of our shares.

Legislative or regulatory action could adversely affect investors.

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments similar to an investment in our shares. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure you that any such changes will not adversely affect the taxation of us or our shareholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our properties.

ITEM 1B UNRESOLVED STAFF COMMENTS

As of December 31, 2006, we did not have any unresolved comments with the staff of the SEC.

ITEM 2. PROPERTIES

Properties

The table below provides information regarding the properties we own as of December 31, 2006. We purchased all of these properties from unaffiliated third parties. These properties will be subject to competition from similar properties within their market areas and their economic performance could be affected by changes in local economic conditions. In evaluating these properties for acquisition, we considered a variety of factors including location, functionality and design, price per square foot, the credit worthiness of tenants, length of lease terms, market fundamentals and the in-place rental rates compared to market rates.

As of December 31, 2006, we owned the following properties:

Market	Property	Date Acquired	Year Built	Number of Buildings	Approximate Total Acquisition Cost	Net Rentable Sq. Ft.	Occupancy
San Diego, CA	REMEC Corporate Campus	9/15/04	1983	4	$26,667,000	132,685	100.0%
Taunton, MA	300 Constitution Drive	11/3/04	1998	1	19,806,000	330,000	100.0
Alpharetta, GA	Deerfield Commons I	6/21/05	2000	1	19,577,000	121,969	94.1
Alpharetta, GA	Deerfield Commons II	6/21/05	—	—	2,262,000	—	—
Richardson, TX	660 North Dorothy	1/9/06	1997	1	6,836,000	120,000	100.0
Richardson, TX	631 International	1/9/06	1998	1	5,407,000	73,112	100.0
Allen, TX	505 Century	1/9/06	1997	1	6,096,000	100,000	50.0

Total:					$86,651,000	877,766	93.5

REMEC Corporate Campus—San Diego, CA

The REMEC Corporate Campus is a research and development property which consists of four buildings on three separate parcels, and application has been made to the city of San Diego to split one parcel, creating a fourth parcel. REMEC Defense and Space, a subsidiary of Chelton, Inc. (a subsidiary of Cobham PLC in the United Kingdom), a designer and manufacturer of sophisticated wireless communications networks for the defense, space and commercial sectors, occupies all four buildings. The property serves as the corporate headquarters for REMEC’s Space and Defense division. REMEC has occupied the property for more than 17 years. The REMEC Corporate Campus is located in the Kearny Mesa submarket in the heart of central San Diego bounded by I-52 to the north, I-805 to the west and I-15 to the east. The property offers easy access off Kearny Villa Road and I-52. Kearny Mesa’s central location, freeway access, numerous points of ingress and egress, lack of congestion, and nearby retail support services allow this central suburban industrial submarket to compete advantageously with other adjacent San Diego industrial submarkets.

Subsequent to the acquisition of the REMEC Corporate Campus, we obtained a $13,250,000 loan from Northwestern Mutual Life Insurance Company which is at an approximate 50% loan-to-value ratio. This loan bears interest payable monthly at a fixed rate of 4.79% per annum. No payments of principal are required until November 1, 2011, at which time the entire principal balance together with any accrued interest thereon will be due.

300 Constitution Drive—Taunton, MA

300 Constitution Drive is a property comprised of 330,000 square feet of primarily distribution space on 27 acres of land. The property has potential for additional development. It is 100% leased to Chadwick’s of Boston, Inc. under a long term lease that continues until 2013. Chadwick’s of Boston, Inc. was formed over 20 years ago as a catalog retailer for women. Today it is a large catalog and internet based clothing distributor, selling a wide selection of quality, brand named women’s merchandise. Chadwick’s of Boston, Inc. is a subsidiary of PPR (Pinault Printemps-Redoute), a global retailer based in Paris, France.

Subsequent to the acquisition of 300 Constitution Drive, we obtained a $12,000,000 loan from Northwestern Mutual Life Insurance Company which is at an approximate 61% loan-to-value ratio. This loan bears interest payable monthly at a fixed rate of 4.84% per annum. No payments of principal are required until April 1, 2012, at which time the entire principal balance together with any accrued interest thereon will be due.

Deerfield Commons I & II – Alpharetta, GA

Deerfield Commons I is a multi-tenant office building located in Alpharetta, Georgia, which is leased to eleven tenants encompassing a variety of business uses including financial services, publishing, and executive suites. Lease terms range from five to ten years. Also included with this asset is Deerfield Commons II, ten acres of undeveloped land zoned for office use.

On November 29, 2005, we borrowed $9,725,000 from Allianz Life Insurance Company of North America on the office property at Deerfield Commons I which was at an approximate 50% loan-to-value ratio. This loan has a ten year term bearing interest at a fixed rate of 5.23% per annum. The loan requires interest only payments for the first 60 months of the loan term and monthly payments of $53,582, including principal, thereafter.

Texas Portfolio – Allen and Richardson, TX

Texas Portfolio is comprised of three multi-tenant industrial/warehouse buildings (660 Dorothy, 505 Century, and 631 International) located in Allen and Richardson, Texas, which are leased to nine tenants encompassing a variety of business uses including communication, commercial and information technology services for lease terms that expire between April 2007 and October 2015.

We funded our acquisition of the Texas Portfolio with cash of approximately $17.8 million and the application of a $500,000 purchase deposit totaling approximately $18.3 million on January 9, 2006.

Significant Tenants

We own approximately 877,766 square feet of rentable space. The following table details the tenants who occupy more than 5% of the total rentable square feet.

			Net Rentable Sq. Ft.		Annual Rents Statistics
Market	Property	Tenant	Sq. Ft.	% of Portfolio	Annual Rents	% of Portfolio	Lease Expirations
San Diego, CA	REMEC Corporate Campus	REMEC	132,685	15.12%	$2,240,069	35.31%	04/2017
Taunton, MA	300 Constitution Drive	Chadwick’s of Boston	330,000	37.60	1,392,600	21.95	03/2013
Alpharetta, GA	Deerfield Commons I	HQGlobal Workplaces	45,321	5.16	790,851	12.46	05/2010
Richardson, TX	660 Dorothy	Synnex Information Technologies	60,000	6.83	284,200	4.48	09/2010
Richardson, TX	631 International	ASSA Abloy Hospitality	44,008	5.01	253,046	3.99	1/2009

Total:			612,014	69.72%	$4,960,766	78.19%

Tenant Lease Expirations

The following table sets forth a schedule of expiring leases by square footage and by annualized rental revenue as of December 31, 2006:

Year	Expiring Square Feet	% of Portfolio	Annual Rental	% of Portfolio
Vacant	57,186	6.51%	$—	—%
2007	44,398	5.06	222,393	3.51
2008	2,786	0.32	32,039.50
2009	112,340	12.80	566,433	8.93
2010	111,611	12.72	1,183,563	18.65
2011	17,338	1.98	227,659	3.59
2012	31,916	3.64	305,304	4.81
2013	330,000	37.60	1,392,600	21.95
2014	—	—	—	—
2015	37,506	4.27	174,464	2.75
2016	—	—	—	—
2017	132,685	15.12	2,240,068	35.31

Total	877,766	100.00%	$6,344,523	100.00%

Insurance Coverage on Properties

We carry comprehensive general liability coverage and umbrella liability coverage on all of our properties with limits of liability which we deem adequate. Similarly, we are insured against the risk of direct physical damage in amounts we believe to be adequate to reimburse us on a replacement basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period. The cost of such insurance is passed through to tenants whenever possible.

Depreciable Tax Basis and Real Estate Tax

The following table provides information regarding our tax basis and real estate taxes at each of our properties.

Property Location	Approximate Tax Basis	2006 Real Estate Taxes
San Diego, CA	$26,667,000	$297,000
Taunton, MA	19,806,000	201,000
Alpharetta, GA	19,577,000	233,000
Alpharetta, GA	2,262,000	26,000
Richardson, TX	6,836,000	149,070
Allen, TX	6,096,000	96,000
Richardson, TX	5,407,000	101,000

Total:	$86,651,000	$1,103,000

Regulations

Our properties, as well as any other properties that we may acquire in the future, are subject to various U.S. federal, state and local laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our properties.

ITEM 3. LEGAL PROCEEDINGS

We are not party to any material legal proceedings at December 31, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter ended December 31, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We are currently offering up to $2,000,000,000 in shares of our common stock pursuant to an effective registration statement, 90% of which are being offered at a price of $10.00 per share, and 10% of which are being offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. In each case, the offering price was arbitrarily determined by our board of directors. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and our distribution reinvestment plan. There is no established public trading market for the shares of our common stock.

Dividend Reinvestment Plan

The following is a summary of our dividend reinvestment plan that allows you to have dividends and other distributions otherwise distributable to you invested in additional common shares.

Administrator

BNY Investment Center, Inc., an affiliate of the Bank of New York, serves as the plan administrator. The plan administrator administers the plan, keeps records and provides each participant with purchase confirmations.

Eligibility

Our existing shareholders, persons who receive our shares upon conversion of OP units of CBRE OP and investors who have purchased shares in our initial public offering are eligible to participate in our dividend reinvestment plan, provided such persons meet the investor suitability and minimum purchase requirements of their states of residence. We may elect to deny your participation in the dividend reinvestment plan if you reside in a jurisdiction or foreign country where, in our judgment, the burden or expense of compliance with applicable securities laws makes your participation impracticable or inadvisable.

Election to Participate

Assuming you are eligible, you may elect to participate in the dividend reinvestment plan by completing the subscription agreement or other approved enrollment form available from the plan administrator. Your participation in the dividend reinvestment plan will begin with the next dividend made after receipt of your enrollment form provided such notice is received more than 30 days prior to the last day of the fiscal quarter. Once enrolled, you may continue to purchase shares under our dividend reinvestment plan until we have sold all of the shares registered in an offering, have terminated the offering or have terminated the dividend reinvestment plan. If you participate in the dividend reinvestment plan, all of your dividends will be reinvested through the plan.

Share Purchases

Shares will be purchased under the dividend reinvestment plan on the quarterly dividend payment dates. Shares will be purchased at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor or another firm we choose for that purpose. The purchase of fractional shares is a permissible, and likely, result of the reinvestment of dividends under the dividend reinvestment plan. Shares may be issued under the dividend reinvestment plan until all shares registered as part of the offering have been sold. After that time, we may purchase shares either through purchases on the open market, if a market then exists, or through an additional issuance of shares. In either case, the price per share will be equal to the then-prevailing market price, which shall equal the price on a national securities exchange or the Nasdaq Global Select Market or the Nasdaq Global Market on which such shares are listed on the dividend reinvestment date if such shares are then listed.

Investment of Distribution

Our plan administrator uses the aggregate amount of distributions to all participants for each fiscal quarter to purchase shares (including fractional shares) for the participants. If the aggregate amount of distributions to participants exceeds the amount necessary to purchase all shares then available for purchase, the plan administrator will purchase all available shares and will return all remaining distributions to the participants within 30 days after the date such distributions are made. Any distributions not so invested will be returned to participants.

At this time, participants will not have the option to make voluntary contributions to the dividend reinvestment plan to purchase shares in excess of the amount of shares that can be purchased with their distributions. Our board of trustees reserves the right, however, to amend the dividend reinvestment plan in the future to permit voluntary contributions to the dividend reinvestment plan by participants, to the extent consistent with our objective of qualifying as a REIT.

Purchase Confirmations

The plan administrator will provide a confirmation of your quarterly purchases under the dividend reinvestment plan. The plan administrator is to provide the confirmation to you or your designee within 30 days after the end of each quarter, which confirmation is to disclose the following information:

•	each dividend reinvested for your account during the quarter;

•	the date of the reinvestment;

•	the number and price of the shares purchased by you; and

•	the total number of shares in your account.

Fees and Commissions

We do not pay selling commissions, the dealer manager fee or the marketing support fee on shares sold under our dividend reinvestment plan. We will not receive a fee for selling shares under the dividend reinvestment plan. We are responsible for all administrative charges and expenses charged by the plan administrator. Any interest earned on such distributions is paid to us to defray certain costs relating to the dividend reinvestment plan. The administrative charge for each fiscal quarter is the lesser of 5% of the amount reinvested for the participant or $2.50, with a minimum charge of $0.50.

Voting

You may vote all whole shares acquired through the dividend reinvestment plan.

Tax Consequences of Participation

The reinvestment of dividends does not relieve you of any taxes which may be payable on such dividends. When your dividends are reinvested to acquire shares (including any fractional share), you will be treated as having received a distribution in the amount of the fair market value of our common stock on the dividend payment date, multiplied by the number of shares (including any fractional share) purchased plus any brokerage fees, commissions or administrative costs paid by us on your behalf in connection with the reinvestment. You should be aware that, because shares purchased with reinvested dividends may be purchased at up to a 5% discount, the taxable income received by you as a participant in our dividend reinvestment plan may be greater than the taxable income that would have resulted from the receipt of the dividend in cash. We will withhold 28% of the amount of dividends or distributions paid if you fail to furnish a valid taxpayer identification number, fail to properly report interest or dividends or fail to certify that you are not subject to withholding.

Termination of Participation

You may terminate your participation (in whole and not in part) in the dividend reinvestment plan at any time, without penalty, by providing written notice to us at least ten business days prior to the last day of the fiscal period to which the distribution relates. If you terminate your participation in the dividend reinvestment plan, the plan administrator will send you a check in payment for the amount of any distributions that have not been reinvested in shares, and our records will be revised to reflect the ownership records of your whole and fractional shares. Any transfer of your shares will effect a termination of the participation of those shares in the dividend reinvestment plan. You must promptly notify us should you no longer meet the suitability standards described under the “Suitability Standards” section of this prospectus or cannot make the other representations or warranties set forth in the subscription agreement at any time prior to the listing of our shares on the New York Stock Exchange or another national exchange. We will terminate your participation to the extent that a reinvestment of your dividends in our shares would cause you to exceed the ownership limitation contained in our declaration of trust. In the event you terminate your participation in the dividend reinvestment plan, you may subsequently re-enroll in the plan upon receipt of the then current version of this prospectus or a separate current prospectus relating solely to the plan by notifying the plan agent and completing any required documents.

Amendment or Termination of Plan

We may amend or terminate the dividend reinvestment plan for any reason at any time upon ten days prior written notice to participants.

Share Redemption Program

Our share redemption program is designed to provide eligible shareholders with limited, interim liquidity by enabling them to sell shares back to us prior to a liquidity event. Shareholders who have held their shares for at least one year may, on a quarterly basis, present to us for redemption all or any portion of their shares. However, in the event that an eligible shareholder presents fewer than all of his or her shares to us for redemption, such shareholder must present at least 25% of his or her shares to us for redemption and must retain at least $5,000 of common shares if any shares are held after such redemption. At that time, we may, subject to the conditions and limitations described below, redeem such shares for cash to the extent that we have sufficient funds available to fund such redemption after the payment of dividends necessary to maintain our qualification as a REIT and to avoid payment of any U.S. federal income tax or excise tax on our net taxable income.

The amount received from the redemption of shares issued will be equal to a percentage of the price actually paid for the shares, which percentage is dependent upon the number of years the shares are held, as described in the following table:

Share Purchase Anniversary	Redemption Price as a Percentage of Purchase Price
Less than 1 year	No Redemption Allowed
1 year	92.0%
2 years	93.5%
3 years	95.0%
4 and longer	100.0%

During offerings subsequent to our initial public offering of our common shares, the amount received from the redemption of shares will also be equal to a percentage of the price actually paid for the shares, which percentage is dependent upon the number of years the shares are held, as described in the table above. However, in no event may the amount received from the redemption of shares during an offering exceed the offering price of our common shares in such offering.

For purposes of the one-year holding period, limited partners of CBRE OP who redeem their limited partnership interests for shares in us shall be deemed to have owned their shares as of the date they were issued their limited partnership interests in CBRE OP. In addition, our board of trustees has delegated to our officers the right to waive the one-year holding period and pro rata redemption requirements described below in the event of the death, disability (as such term is defined in the Internal Revenue Code) or bankruptcy of a shareholder. Shares that are redeemed in connection with the death, disability or bankruptcy of a shareholder will be redeemed at the time of showing death, disability or bankruptcy and at 100% of the price at which the investor purchased such shares while the share redemption program is in effect and sufficient funds are available. However, in the event that an eligible shareholder presents fewer than all of his or her shares to us for redemption, such shareholder must present at least 25% of his or her shares to us for redemption and must retain at least $5,000 of common shares if any shares are held after such redemption.

Redemption of shares, when requested, will be made quarterly and, in the event our available cash flow is insufficient to fund all redemption requests, each shareholder’s request will be reduced on a pro rata basis. Alternatively, if we do not have such funds available, at the time when redemption is requested, a shareholder can (1) withdraw his or her request for redemption, or (2) ask that we carry over his or her request to the next quarterly period, if any, when sufficient funds become available. If a shareholder does not make a subsequent request, we will treat the initial redemption request as cancelled. Any transfer of shares by a shareholder participating in our dividend reinvestment plan will terminate participation in the plan with respect to the transferred shares.

We are not obligated to redeem common shares under our share redemption program. During any calendar year, we will not redeem more than 5% of the weighted average number of shares outstanding during the prior calendar year. The aggregate amount of redemptions under our share redemption program is not expected to exceed the aggregate proceeds received from the sale of shares pursuant to our dividend reinvestment plan. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our dividend reinvestment plan are not sufficient to fund redemption requests pursuant to the 5% limitation outlined above, the board of trustees may, in its sole discretion, choose to use other sources of funds to redeem common shares. Such sources of funds could include cash on hand and cash available from borrowings. We cannot guarantee that any funds set aside for our share redemption program will be sufficient to accommodate any or all requests made in any year.

The board of trustees, in its sole discretion, may choose to terminate or otherwise amend the terms of the share redemption program or to reduce the number of shares purchased under the share redemption program if it determines the funds otherwise available to fund our share redemption program are needed for other purposes. If we terminate, amend or suspend the share redemption program or reduce the number of shares to be redeemed under the share redemption program, we will provide 30 days’ advance notice to shareholders, and we will disclose the change in quarterly reports filed with the SEC on Form 10-Q.

A shareholder who wishes to have his or her shares redeemed must mail or deliver a written request on a form we provide, executed by the shareholder, its trustee or authorized agent, to the redemption agent, which is currently BNY Investment Center, Inc., an affiliate of the Bank of New York. The redemption agent at all times will be registered or exempt from registration as a broker-dealer with the SEC and each state securities commission. Within 30 days following the redemption agent’s receipt of the shareholder’s request, the redemption agent will forward to such shareholder the documents necessary to effect the redemption, including any signature guarantee we or the redemption agent may require. The redemption agent will effect such redemption for the calendar quarter provided that it receives the properly completed redemption documents relating to the shares to be redeemed from the shareholder at least one calendar month prior to the last day of the current calendar quarter and has sufficient funds available to redeem such shares. The effective date of any redemption will be the last date during a quarter during which the redemption agent receives the properly completed redemption documents. As a result, we anticipate that, assuming sufficient funds are available for redemption, the redemptions will be paid no later than 30 days after the quarterly determination of the availability of funds for redemption.

You will have no right to request redemption of your shares should our shares become listed on a national securities exchange or on the Nasdaq Global Select Market or the Nasdaq Global Market. Our share redemption program is only intended to provide interim liquidity for shareholders until a secondary market develops for the shares, at which time the program would terminate. No such market presently exists, and we cannot assure you that any market for your shares will ever develop.

The shares we redeem under our share redemption program will be returned to the status of authorized but unissued common shares.

Holders

The number of our common shares outstanding was 10,009,216 as of March 27, 2007.

Distribution Policy

We intend to distribute all or substantially all of our net taxable income (which does not ordinarily equate to net income as calculated in accordance with GAAP) to our shareholders in each year. We intend to declare dividends on a daily basis, but aggregate and pay dividends on a quarterly basis. Our dividend policy is subject to revision at the discretion of our board of trustees without notice to you or shareholder approval. All distributions will be made by us at the discretion of our board of trustees and will depend on our earnings and financial condition, maintenance of REIT qualification, applicable provisions of Maryland law and such other factors as our board of trustees deems relevant.

In order to qualify as a REIT under the Internal Revenue Code, we must make distributions to our shareholders each year in an amount at least equal to (i) 90% of our REIT taxable income, excluding net capital gains, plus (ii) 90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Internal Revenue Code, minus (iii) any excess non-cash income. In general, our dividends will be applied toward these requirements only if paid in the taxable year to which they relate, or in the following taxable year if the dividends are declared before we timely file our tax return for that year, the dividends are paid on or before the first regular dividend payment following the declaration and we elect on our tax return to have a specified dollar amount of such distributions treated as if paid in the prior year. In addition, dividends declared by us in October, November or December of one taxable year and payable to a shareholder of record on a specific date in such a month are treated as both paid by us and received by the shareholder during such taxable year, provided that the dividend is actually paid by us by January 31 of the following taxable year.

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

The following table sets forth the distributions per common share declared by our board of trustees and the distributions that have been paid as of December 31, 2006:

Quarter	Declared	Date Paid
Fourth Quarter, 2004	$ 0.08	January 19, 2005
First Quarter, 2005	$0.084	April 19, 2005
Second Quarter, 2005	$0.084	July 20, 2005
Third Quarter, 2005	$0.125	October 20, 2005
Fourth Quarter, 2005	$0.125	January 20, 2006
First Quarter, 2006	$0.125	April 20, 2006
Second Quarter, 2006	$0.125	July 20, 2006
Third Quarter, 2006	$0.125	October 3, 2006
Fourth Quarter, 2006	$0.125	January 16, 2007

To the extent that our cash available for distribution is less than the amount we are required to distribute to qualify as a REIT, we may consider various funding sources to cover any shortfall, including borrowing funds on a short-term, or possibly long-term, basis or selling properties. In addition, we may utilize these funding sources to make distributions that exceed the amount we are required to distribute to qualify as a REIT; however, we will not use offering proceeds for this purpose.

Unregistered Sales and Repurchases of Securities

From July 2004 and October 2004, we sold 6,967,762 common shares of beneficial interest at $8.35 per share in private placements to 248 accredited investors (as defined in Rule 501 under the Securities Act), which includes the sale of 269,428 common shares at $8.10 per share to CB Richard Ellis Investors, L.L.C. We received net proceeds of approximately $55.5 million from these private placements after commissions and expenses, including approximately $1.5 million in placement agency fees to Wells Fargo Investments LLC, approximately $569,000 to the Investment Advisor for advisory and management services and reimbursement of offering expenses in the amount of approximately $407,000 paid by the Investment Advisor on our behalf.

On July 1, 2004, CBRE REIT Holdings LLC purchased 29,937 class A units for an aggregate amount of $242,500, or $8.10 per unit.

On July 1, 2004, CBRE OP issued one class B limited partnership interest and one class C limited partnership interest in CBRE OP to CBRE REIT Holdings LLC. These interests were issued to CBRE REIT Holdings LLC as part of the consideration for the Investment Advisor entering into the advisory agreement with the Company and CBRE OP and for services provided to the Company and CBRE OP in connection with the Company’s formation and ongoing advisory services, such as selecting the placement agent relating to the Company’s initial private placement, sourcing members to serve on the Company’s executive management team and seeking initial investments for the Company’s portfolio. Prior to the commencement of our initial public offering, CBRE REIT Holdings LLC contributed the class C limited partnership interest it held in CBRE OP to CBRE OP in exchange for 216,424 limited partnership units (with an aggregate value of approximately $1,928,000).

Each of the recipients of our common shares and partnership interests (including limited partnership units) in CBRE OP has represented to us that they are an accredited investor or a qualified institutional buyer. Based upon these representations, we believe that the issuances of our common shares and partnership interests (including limited partnership units) in CBRE OP were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

During the year ended December 31, 2006, we did not sell any equity securities that are not registered under the Securities Act of 1933, as amended, nor did we repurchase any of our securities.

Use of Proceeds from Sale of Registered Securities

The registration statement relating to our initial public offering (No. 333-127405) was declared effective on October 24, 2006. CNL Securities Corp. is the Dealer Manager of our offering. The registration statement covers up to $2,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From October 24, 2006 (effective date) through December 31, 2006, the Company received gross offering proceeds of approximately $11,205,815 from the sale of 1,120,581 shares.

Equity Incentive Plan

We have adopted a 2004 equity incentive plan. The purpose of the 2004 equity incentive plan is to provide us with the flexibility to use share options and other awards to provide a means of performance-based compensation. Key employees, directors, trustees, officers, advisors, consultants or other personnel of ours and our subsidiaries or other persons expected to provide significant services to us or our subsidiaries, including employees of the Investment Advisor, would be eligible to be granted share options, restricted shares, phantom shares, dividend equivalent rights and other share-based awards under the 2004 equity incentive plan.

Administration

The Compensation Committee, appointed by our board of trustees, has the full authority to administer and interpret the 2004 equity incentive plan, to authorize the granting of awards, to determine the eligibility of an employee, trustee or consultant to receive an award, to determine the number of common shares to be covered by each award, to determine the terms, provisions and conditions of each award, to prescribe the form of instruments evidencing awards and to take any other actions and make all other determinations that it deems necessary or appropriate. Our Compensation Committee may, among other things, establish performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to lapse. From and after the closing of our initial public offering, the 2004 equity incentive plan will be administered by a compensation committee consisting of two or more non-employee trustees, each of whom is intended to be, to the extent required by Rule 16b-3 under the Securities Exchange Act of 1934, a nonemployee trustee and will, at such times as the Company is subject to Section 162(m) of the Internal Revenue Code, qualify as an “outside director” for purposes of Section 162(m) of the Internal Revenue Code, or, if no committee exists, the board of trustees. References below to our Compensation Committee include a reference to the board for those periods in which the board is acting.

As of December 31, 2006, no awards have been granted under our 2004 equity incentive plan.

Available Shares

Subject to adjustment upon certain corporate transactions or events, a maximum of 20,000,000 common shares (but not more than 10% of the common shares outstanding at the time of grant) may be subject to share options, shares of restricted shares, phantom shares and dividend equivalent rights under the 2004 equity incentive plan. Any common shares withheld or surrendered by plan participants in connection with the payment of an option exercise price or in connection with tax withholding will not count towards the share limitation and will be available for issuance under the 2004 equity incentive plan. If an option or other award granted under the 2004 equity incentive plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Unless previously terminated by our board of trustees, no new award may be granted under the 2004 equity incentive plan after the tenth anniversary of the date that such plan was initially approved by our board of trustees. No award may be granted under our 2004 equity incentive plan to any person who, assuming exercise of all options and payment of all awards held by such person would own or be deemed to own more than 3.0% of our outstanding common shares.

Awards Under the 2004 Equity Incentive Plan

Options

The terms of specific options, including whether options shall constitute “incentive stock options” for purposes of Section 422(b) of the Internal Revenue Code, shall be determined by our Compensation Committee. The exercise price of an option shall be determined by our Compensation Committee and reflected in the applicable award agreement. The exercise price with respect to incentive share options may not be lower than 100%, or 110% in the case of an incentive share option granted to a 10% shareholder, if permitted under the plan, of the fair market value of one of our common shares on the date of grant. Each option will be exercisable after the period or periods specified in the award agreement, which will generally not exceed ten years from the date of grant (or five years in the case of an incentive share option granted to a 10% shareholder, if permitted under the plan). Options will be exercisable at such times and subject to such terms as determined by our Compensation Committee.

Restricted Shares

A restricted share award is an award of common shares that is subject to restrictions on transferability and such other restrictions, if any, as our board of trustees or Compensation Committee may impose at the date of grant. Grants of restricted shares will be subject to vesting schedules as determined by our Compensation Committee. The restrictions may lapse separately or in combination at such times, under such circumstances, including, without limitation, a specified period of employment or the satisfaction of pre-established criteria, in such installments or otherwise, as our Compensation Committee may determine. Except to the extent restricted under the award agreement relating to the restricted shares, a participant granted restricted shares has all of the rights of a shareholder, including, without limitation, the right to vote and the right to receive dividends on the restricted shares. Although dividends are paid on all restricted shares, whether or not vested, at the same rate and on the same date as our common shares, holders of restricted shares are prohibited from selling such shares until they vest.

Phantom Shares

Phantom shares will vest as provided in the applicable award agreement. A phantom share represents a right to receive the fair market value of a share of our common shares, or, if provided by our Compensation Committee, the right to receive the fair market value of a share of our common shares in excess of a base value established by our Compensation Committee at the time of grant. Phantom shares may generally be settled in cash or by transfer of common shares (as may be elected by the participant or our Compensation Committee, as may be provided by our Compensation Committee at grant). Our Compensation Committee may, in its discretion and under certain circumstances, permit a participant to receive as settlement of the phantom shares installments over a period not to exceed ten years. In addition, our Compensation Committee may establish a program under which distributions with respect to phantom shares may be deferred for additional periods as set forth in the preceding sentence.

Dividend Equivalents

A dividend equivalent is a right to receive (or have credited) the equivalent value of dividends declared on common shares otherwise subject to an award. Our Compensation Committee may provide that amounts payable with respect to dividend equivalents shall be converted into cash or additional common shares. Our Compensation Committee will establish all other limitations and conditions of awards of dividend equivalents as it deems appropriate.

Other Share-Based Awards

Our 2004 equity incentive plan authorizes the granting of other awards based upon the common shares (including the grant of securities convertible into common shares and shares appreciation rights), and subject to terms and conditions established at the time of grant.

Adjustments in General; Certain Change in Control Provisions

In the event of certain corporate reorganizations or other events, our Compensation Committee generally may make certain adjustments in its discretion to the manner in which the 2004 equity incentive plan operates (including, for example, to the number of shares available under the plan), and may otherwise take actions which, in its judgment, are necessary to preserve the rights of plan participants. Upon a change in control (as defined in the plan), our Compensation Committee generally may make such adjustments as it, in its discretion, determines are necessary or appropriate in light of the change in control, if our Compensation Committee determines that the adjustments do not have an adverse economic impact on the participants, and certain other special provisions may apply.

Amendment and Termination

Our board of trustees may generally amend the 2004 equity incentive plan as it deems advisable, except in certain respects regarding outstanding awards. In addition, the 2004 equity incentive plan may not be amended without shareholder approval if the absence of such approval would cause the 2004 equity incentive plan to fail to comply with any applicable legal requirement or applicable exchange or similar rule.

Item 6. Selected Financial Data

The following table sets forth consolidated financial data on a historical basis for our Company since commencement of operations in July, 2004.

CB Richard Ellis Realty Trust

(in thousands, except share data)

	Year Ended December 31,		July 1, 2004 (Date of Commencement) to December 31,
	2006	2005	2004
Statements of Operations Data:
Rental	$6,630	$4,614	$913
Tenant Reimbursements	1,830	872	120

Total Revenue	8,460	5,486	1,033

Operating and Maintenance	901	374	7
Property Taxes	1,103	563	113
Interest	1,784	1,195	117
General and Administrative	851	359	123
Investment Management Fee to Related Party	739	603	230
Class C Fee to Related Party	145	459	197
Depreciation and Amortization	4,618	2,478	334
Organizational Expenses	—	—	109

	10,141	6,031	1,230

Interest and Other Income	255	460	111

Loss before Minority Interest	(1,426)	(85)	(86)
Minority Interest	1,058	7	3

Net Loss	$(2,484)	$(92)	$(89)

Per Share Data:
Basic and Diluted Loss Per Share	$(0.35)	$(0.01)	$(0.01)
Weighted Average Common Shares Outstanding—Basic and Diluted	7,010,722	6,967,762	6,893,961
Dividend Declared Per Share	$0.50	$0.42	$0.08

CB Richard Ellis Realty Trust

(in thousands, except share data)

	December 31,		December 31,
	2006	2005	2004
Balance Sheet Data:
Investments in Real Estate, After Accumulated Depreciation and Amortization	$70,650	$57,163	$43,946
Total Assets	97,807	94,118	73,704
Note Payable Collateralized by REMEC	13,250	13,250	13,250
Note Payable Collateralized by 300 Constitution	12,000	12,000	—
Note Payable Collateralized by Deerfield Commons I	9,725	9,725	—
Total Liabilities	44,834	41,510	18,461
Minority Interest	1,629	242	245
Shareholders’ Equity	51,344	52,366	54,998
Total Liabilities and Shareholders’ Equity	97,807	94,118	73,704

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Explanatory Note

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, the notes thereto, and the other financial data included elsewhere in this Form 10-K.

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

Overview

We are a Maryland real estate investment trust that invests in real estate properties, focusing on office, retail, industrial and multi-family residential properties, as well as other real estate-related assets. We may also utilize our expertise and resources to capitalize on unique opportunities that may exist elsewhere in the marketplace, in which we might also acquire interests in mortgages or other investments where we could seek to acquire the underlying property. We will not invest more than 20% of our total assets in any single investment. In addition, we will seek to maintain a portfolio of geographically diverse assets and may invest up to 30% of our total assets outside of the United States. Investments outside of the United States will be focused in areas in which CB Richard Ellis Investors, LLC, or CBRE Investors, has existing operations or previous investment experience, which today consist of metropolitan markets in Western Europe, China and Japan. As of December 31, 2006, we owned seven properties.

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

On October 24, 2006, we commenced an initial public offering of up to $2,000,000,000 in our common shares, 90% of which is offered at a price of $10.00 per share, and 10% of which is offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by CBRE Advisors LLC, the Investment

Advisor, or another firm we choose for that purpose. As of March 27, 2007, we had accepted subscriptions from 611 investors, issued 3,073,785 common shares and received $30,737,633 in gross proceeds.

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

As of December 31, 2006, we owned the following properties:

Market	Property	Date Acquired	Year Built	Number of Buildings	Approximate Total Acquisition Cost	Gross Leasable Area	Occupancy
San Diego, CA	REMEC Corporate Campus	9/15/04	1983	4	$26,667,000	132,685	100.0%
Taunton, MA	300 Constitution Drive	11/3/04	1998	1	19,806,000	330,000	100.0
Alpharetta, GA	Deerfield Commons I	6/21/05	2000	1	19,577,000	121,969	94.1
Alpharetta, GA	Deerfield Commons II	6/21/05	—	—	2,262,000	—	—
Richardson, TX	660 North Dorothy	1/9/06	1997	1	6,836,000	120,000	100.0
Richardson, TX	631 International	1/9/06	1998	1	5,407,000	73,112	100.0
Allen, TX	505 Century	1/9/06	1997	1	6,096,000	100,000	50.0

Total:					$86,651,000	877,766	93.5

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

We record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any capitalized above-market lease values as a reduction of rental income over the remaining non-cancelable terms of the respective leases. We amortize any capitalized below- market lease values as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

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

Subject to certain limitations, we are obligated to reimburse the Investment Advisor for the organizational and offering costs incurred on our behalf. This treatment is consistent with Staff Accounting Bulletin, or SAB, Topic 1.B.1, which requires that we include all of the costs associated with our operations and formation in our financial statements. These costs will then be analyzed and segregated between those which are organizational in nature, those which are offering-related salaries and other general and administrative expenses of the Investment Advisor and its affiliates, and those which qualify as offering expenses in accordance with SAB Topic 5.A. Organizational costs are expensed as incurred in accordance with AICPA Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. Offering-related salaries and other general and administrative costs of the Investment Advisor and its affiliates will be expensed as incurred, and third-party offering expenses will be taken as a reduction against the net proceeds of the offering within additional paid-in capital, or APIC, in accordance with SAB Topic 5.A. As of December 31, 2006, the Investment Advisor incurred approximately $109,000 in organizational costs on our behalf. Additionally, the Investment Advisor paid approximately $407,000 in private placement offerings costs to third parties and received approximately $569,000 in compensation relating to the private offering of our common shares. As of December 31, 2006, the Investment Advisor had incurred approximately $5,071,000 in offering costs relating to our initial public offering.

Accounting for Derivative Financial Investments and Hedging Activities

We account for our derivative and hedging activities, if any, in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires all derivative instruments to be carried at fair value on the balance sheet.

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. We periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within shareholders’ equity. Calculation of a fair value of derivative instruments also requires management to use estimates. Amounts will be reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS 133. The changes in fair value hedges are accounted for by recording the fair value of the derivative instruments on the balance sheet as either assets or liabilities, with the corresponding amount recorded in current period earnings. As of December 31, 2006 and 2005, we did not have any derivative and hedging activities.

Accounting for Share-Based Compensation

We have adopted the fair value based method of accounting for share-based compensation. Under this approach, we recognize an expense for the fair value of any share-based compensation at the time it is granted, as well as for transactions with non-employees in which services are performed in exchange for equity instruments.

Variable Interest Entities

In December 2003, the FASB issued Interpretation 46R, Consolidation of Variable Interest Entities, or FIN 46R. The purpose of this interpretation is to provide guidance on how to identify a variable interest entity, or VIE, and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in any entity will need to consolidate that entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s anticipated losses and/or receive a majority of the VIE’s expected residual returns. As of December 31, 2006, we did not have any investment interests in VIEs.

Results of Operations

Comparison of Year ended December 31, 2006 to Year ended December 31, 2005

Total Revenues

Rental

Rental revenue increased $2,016,000, or 44%, to $6,630,000 for the year ended December 31, 2006 compared to $4,614,000 for the year ended December 31, 2005. Of the total increase, $1,948,000 was due to the inclusion of rental revenue related to Deerfield Commons I for all of 2006 and for 660 N. Dorothy, 505 Century and 631 International since January 9, 2006 but for less then seven months for Deerfield Commons I and none for the other three properties for the year ended December 31, 2005.

Tenant Reimbursements

Tenant reimbursements increased $958,000, or 110%, to $1,830,000 for the year ended December 31, 2006 compared to $872,000 for the years ended December 31, 2005. An increase of $884,000 was due to the inclusion of tenant reimbursements related to Deerfield Commons I for all of 2006 and for 660 N. Dorothy, 505 Century and 631 International since January 9, 2006 but for less then seven months for Deerfield Commons I and none for the other three properties for the year ended December 31, 2005.

Total Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $527,000 to $901,000 for the year ended December 31, 2006 compared to $374,000 for the years ended December 31, 2005. Of the total increase, $515,000 was due to the inclusion of operating and maintenance expenses related to Deerfield Commons I, 660 N. Dorothy, 505 Century and 631 International for a greater period for the year ended December 31, 2006 as compared to the year ended December 31, 2005.

Property Taxes

Property tax expense increased $540,000, or 96%, to $1,103,000 for the year ended December 31, 2006 compared to $563,000 for the year ended December 31, 2005. Of the total increase, $492,000 was due to the inclusion of property tax expenses related to Deerfield Commons I, 660 N. Dorothy, 505 Century and 631 International for a greater period for the year ended December 31, 2006 as compared to the year ended December 31, 2005.

Interest

Interest expense increased $589,000, or 49%, to $1,784,000 for the year ended December 31, 2006 compared to $1,195,000 for the year ended December 31, 2005. The total increase was due to the inclusion of interest expense related to 300 Constitution and Deerfield Commons I for all of 2006 compared to ten months and two months for 300 Constitution and Deerfield Commons I, respectively, for the year ended December 31, 2005.

General and Administrative

General and administrative expense increased $492,000 to $851,000 for the year ended December 31, 2006 compared to $359,000 for the year ended December 31, 2005. Of the total increase, $55,000 was due to the inclusion of general and administrative expense related to Deerfield Commons I, 660 N. Dorothy, 505 Century and 631 International for a greater period for the year ended December 31, 2006 as compared to the year ended December 31, 2005. In addition, expense for directors and officers insurance increased by $144,000, audit fees increased by $173,000 and shareholder servicing fees and professional fees increased by $121,000 for the year ended December 31, 2006.

Investment Management Fee and Class C Fee to Related Party

Investment management and Class C fee to related party expense decreased $178,000 or 17% to $884,000 for the year ended December 31, 2006 compared to $1,062,000 for the year ended December 31, 2005. The decrease was due to a portion of the 2006 expense being recorded as an allocation of income to the minority interest holder.

Depreciation and Amortization

Depreciation and amortization expense increased $2,140,000, or 86%, to $4,618,000 for the year ended December 31, 2006 compared to $2,478,000 for the year ended December 31, 2005. The total increase was due to the inclusion of depreciation and amortization expense related to Deerfield Commons I, 660 N. Dorothy, 505 Century and 631 International for a greater period for the year ended December 31, 2006 as compared to the year ended December 31, 2005.

Interest and Other Income

Interest and other income decreased $205,000, or 45%, to $255,000 for the year ended December 31, 2006 compared to $460,000 for the year ended December 31, 2005. The decrease was primarily due to using the cash for investments in real estate rather than investing in interest earning cash equivalents.

Minority Interest

Minority interest increased $1,051,000 to $1,058,000 for the year ended December 31, 2006 compared to $7,000 for the year ended December 31, 2005. The increase is primarily due to increases in the value of the Class C and Class B limited partnership interests by $798,000 and $253,000, respectively, which are recorded as an allocation of income to the minority interest holder.

Discussion of 2004 Operations

Our company was formed on March 30, 2004 and we began substantive operations in July 2004, after the initial closing of our private placement of common shares. We raised aggregate net proceeds (after commission and expenses) of approximately $55.5 million from July 2004 to October 2004 in private placements of our common shares. The net proceeds were invested in money market securities and cash equivalents until required for property acquisitions.

During the period ended December 31, 2004, our business operations were limited to the acquisition of properties and a minimal period of operation for each of the two properties acquired.

On September 15, 2004, we purchased for approximately $26.7 million the REMEC Corporate Campus, a 132,685 square-foot office/research and development project located in San Diego, California. This four-building campus is 100% leased to REMEC Defense and Space Inc. under a long-term net lease until 2017. On October 29, 2004, we obtained financing on the REMEC property with a first trust deed in the amount of approximately $13.3 million at a fixed interest rare of 4.79% per annum. Monthly payments are interest only with the principal amount due and payable in seven years.

On November 3, 2004, we purchased for approximately $19.8 million 300 Constitution Drive, a 330,000 square-foot distribution center located in Taunton, Massachusetts. The property is 100% leased to Chadwick’s of Boston, Inc., a subsidiary of the French company, Pinault Printemps-Redoute, under a long-term lease that continues until 2013. We did not place any debt on this property during the period ended December 31, 2004.

Total revenues in the period ended December 31, 2004 included combined rental and tenant reimbursement income from REMEC Corporate Campus of $720,000, representing a three and one-half month period of operation since acquisition, or 70% of total revenues; and from 300 Constitution Drive combined rental and tenant reimbursement income of $313,000, for a period of approximately two months since acquisition, or 30% of total revenues.

Total expenses in the period ended December 31, 2004 included expenses from the operations of REMEC Corporate Campus for the three and one-half month period of $415,000, or 34% of total expenses; and expenses from the operations of 300 Constitution Drive for the two month period of $156,000, or 13% of total expenses.

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

Historical Cash Flows

Our net cash provided by operating activities increased by $627,000, or 21.5% to $3,547,000, for the year ended December 31, 2006 compared to $2,920,000 for the year ended December 31, 2005. The increase is primarily related to improved property operations and the acquisition of the Texas Portfolio during January 2006.

Net cash used in investing activities decreased by approximately $4,100,000, or 18.21%, to $18,381,000 for the year ended December 31, 2006, compared to $22,481,000 for the year ended December 31, 2005. The decrease was the result of differences in our acquisitions during the periods where we acquired the Texas Portfolio of properties during the year ended December 31, 2006 for $17,839,000 as compared to the acquisitions of Deerfield Commons I & II for $21,839,000 and the payment of a $500,000 deposit on the Texas portfolio during the year ended December 31, 2005, a decrease of $4,500,000. The decrease in acquisitions activity was offset by increases in capital improvement and lease commission expenditures of approximately $500,000 in the year ended December 31, 2006 as compared to the year ended December 31, 2005.

Net cash provided by financing activities decreased by $12,212,000 to $6,624,000 for the year ended December 31, 2006 compared to $18,836,000 for the year ended December 31, 2005. The decrease is primarily attributable to a $21,441,000 decrease in the net proceeds from notes payable issuance that provided cash from financing activities during the year ended December 31, 2005 that was not duplicated during the year ended December 31, 2006 and an increase of $896,000 in distributions paid in the year ended December 31, 2006 as compared to the year ended December 31, 2005, offset by a net increase of net proceeds of $10,320,000 received from our 2006 common stock offering.

Non-GAAP Supplemental Financial Measure: Funds From Operations

Management believes that Funds From Operations, or FFO, is a useful supplemental measure of REIT performance. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT, which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we do. The revised White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures.

Because FFO excludes depreciation and amortization, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development believes that FFO provides useful information to the investment community about our financial performance when compared to other REITs since FFO is generally recognized as the industry standard for reporting the operations of REITs.

FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

The following table presents our FFO for the years ended December 31, 2006 and 2005 and the period July 1, 2004 (Date of Commencement) to December 31, 2004:

	Year ended December 31		July 1, 2004 (Date of Commencement) to December 31, 2004
	2006	2005
Reconciliation of net loss to funds from operations:	$(2,484,000)	$(92,000)	$(89,000)
Adjustments:
Minority interest	1,149,000	373,000	186,000
Real estate depreciation and amortization	4,618,000	2,478,000	334,000
Organization costs			109,000
Funds from operations	$3,283,000	$2,759,000	$540,000

Financing

In November 2005, we entered into an approximately $9.7 million secured mortgage loan with Allianz Life Insurance Company of North America with regard to the acquisition of Deerfield Commons I. The maturity date of this loan is December 10, 2015. The loan bears interest at a fixed rate of 5.23% per annum and requires monthly payments of interest only until December 10, 2010. Beginning January 10, 2011 through November 10, 2015, monthly payments of principal and interest in the amount of $53,582 are due and payable. The entire remaining principal balance together with any accrued interest thereon will be due and payable in full on the maturity date.

In March 2005, we entered into a $12.0 million secured mortgage loan with The Northwestern Mutual Life Insurance Company with regard to the acquisition of 300 Constitution Drive. The maturity date of this loan is April 1, 2012. The loan bears interest payable monthly at a fixed rate of 4.84% per annum. No payments of principal are required until the maturity date, at which time the entire principal balance together with any accrued interest thereon will be due and payable.

In October 2004, we entered into an approximately $13.3 million secured mortgage loan with The Northwestern Mutual Life Insurance Company with regard to the acquisition of the REMEC Corporate Campus. The maturity date of this loan is November 1, 2011. The loan bears interest payable monthly at a fixed rate of 4.79% per annum. No payments of principal are required until the maturity date, at which time the entire principal balance together with any accrued interest thereon will be due and payable.

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

Off-Balance Sheet Arrangements

Since inception, we have not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities. Accordingly, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

Contractual Obligations and Commitments

The following table provides information with respect to our contractual obligations at December 31, 2006.

	Payments of principal and interest due by period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Note Payable (and interest payments) Collateralized by REMEC Corporate Campus	$(16,370,461)	$(634,675)	$(1,269,350)	$(14,466,436)	$—
Note Payable (and interest payments) Collateralized by 300 Constitution Drive	(15,097,600)	(580,800)	(1,161,600)	(1,161,600)	(12,193,600)
Note Payable (and interest payments) Collateralized by Deerfield Commons I	(14,208,353)	(508,617)	(1,017,235)	(1,151,529)	(11,530,972)

Total	$(45,676,414)	$(1,724,092)	$(3,448,185)	$(16,779,565)	$(23,724,572)

The Company is currently committed to fund a deposit of $1,101,000 related to the signed purchase agreement with an unrelated third party to acquire 602 Central Boulevard, Coventry, England, United Kingdom, subject to customary closing conditions.

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

We had approximately $35.0 million of outstanding indebtedness, representing approximately 69% of our net assets (or approximately 40% of the cost of our assets including intangibles), as of December 31, 2006. Approximately $13.3 million of such indebtedness matures on November 1, 2011 and bears interest at a fixed rate of 4.79%, $12.0 million of such indebtedness matures on April 1, 2012 and bears interest at a fixed rate of 4.84% and $9.7 million of such indebtedness matures on December 10, 2015 and bears interest at a fixed rate of 5.23%. Upon the maturity of our debt, there is a market risk as to the prevailing rates at the time of refinancing. Changes in market rates on our fixed-rate debt affects the fair market value of our debt but it has no impact on interest expense or cash flow. A 100 basis point increase or decrease in interest rates on our fixed rate debt would not increase or decrease our annual interest expense due to the fixed rate nature of our debt.

The fair value of long-term debt was estimated based on current interest rates available to the Company for debt instruments with similar terms. The following table summarizes our financial instruments and their calculated fair value at December 31, 2006 and 2005 (dollars in thousands):

	Book Value		Fair Value
Financial Instrument	2006	2005	2006	2005
Notes Payable	$34,975	$34,975	$33,652	$34,427

A 100 basis point increase or decrease in interest rates would increase or decrease the fair market value of our notes payable by $3.0 million.

In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of quantitative and qualitative disclosures about market risk, see the “Quantitative and Qualitative Disclosures About Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For a discussion of our financial statements and supplementary data see Part IV Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, or the Exchange Act, reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). Notwithstanding the foregoing, no matter how well a control system is designed and operated, it can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Also, we may have investments in certain unconsolidated entities. Because we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

Changes in Internal Controls

There have been no significant changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Trustees and Executive Officers

The following table sets forth certain information, as of the date of the filing of this report on Form 10-K, regarding our executive officers and trustees. Our board of trustees currently consists of five individuals, three of whom are independent.

Name	Age	Position
Robert H. Zerbst	60	Chairman of the Board of Trustees
Jack A. Cuneo	59	President and Chief Executive Officer and Trustee
Charles E. Black	58	Trustee*
Martin A. Reid	50	Trustee*
James M. Orphanides	56	Trustee*
Laurie Romanak	47	Senior Vice President, Chief Financial Officer and Secretary

*	Denotes independent trustee

Robert H. Zerbst. Mr. Zerbst has been the chairman of our board of trustees and a Managing Director of the Investment Advisor since March 2004. Mr. Zerbst joined CBRE Investors as President in 1997 and served as Chief Executive Officer from 1998 through 2006, during which time he had overall responsibility for investment policy and the strategic direction of the firm. He has led the growth and transformation of CBRE Investors from a United States pension fund advisor with $3.5 billion of assets under management to a multi-strategy, global investment organization with a portfolio of approximately $28.6 billion as of December 31, 2006. Mr. Zerbst holds a B.A. from Miami University, an M.A. in Economics, an M.B.A. and a Ph.D. in Finance and Real Estate Economics from Ohio State University. He also earned the CRE and MAI professional designations, and is a member of the Pension Real Estate Association (PREA), National Association of Real Estate Investment Trusts (NAREIT), National Association of Real Estate Investment Managers (NAREIM), the Real Estate Round Table and the Policy Advisory Board at the Haas School of Business, University of California at Berkeley.

Jack A. Cuneo. Mr. Cuneo has been our President and Chief Executive Officer and one of our trustees and the President and Chief Executive Officer of the Investment Advisor since March 2004. Mr. Cuneo has over 33 years of experience in the real estate industry and had been involved in a wide range of real estate investment activity including acquisitions, development, joint venture structuring, property sales, work outs and private equity financing for REITs and real estate operating companies. Prior to joining CBRE Investors in June 2003, Mr. Cuneo served as President of Cuneo Capital Group which engaged in advisory and private equity investment activities from 2002 to 2003. Mr. Cuneo also spent 26 years at Merrill Lynch where he served from 1997 to 2000 as the Chairman and CEO of Merrill Lynch Hubbard, a real estate investment subsidiary which acquired, operated and sold over 100 properties valued at $1.8 billion on behalf of over 240,000 individual investors. Mr. Cuneo was a Managing Director of the Global Real Estate and Hospitality Group at Merrill Lynch from 2000 to 2002 where he led private equity, advisory and asset sales activities. He is a member of the Urban Land Institute (ULI), the Policy Advisory Board at the Haas School of Business, University of California at Berkeley and the Real Estate Board of New York. Mr. Cuneo received a B.A. from City College of New York.

Charles E. Black. Mr. Black has been one of our trustees since June 2004. Mr. Black is the Regional Senior Vice President (San Diego region) of The Irvine Company. Prior to joining The Irvine Company in March 2006, Mr. Black was the Executive Vice President of JMI Realty, where he had overall management responsibility for the development of Petco Park, the San Diego Padres $450 million baseball park that was completed in February 2004. Prior to joining JMI Realty in 2002, Mr. Black was the President and Chief Operating Officer of the San Diego Padres Baseball Club. From 1991 to 2002, Mr. Black was a partner in the law firm of Gray, Cary, Ware and Freidenrich, where his areas of expertise included real estate acquisition and development, urban planning and development law and development financing. Mr. Black is a member of the Urban Land Institute (ULI) and the land economics society Lambda Alpha and he is also a member of the Board of Directors of the San Diego Padres. Mr. Black received a B.S. from the United States Air Force Academy and a J.D. from the University of California at Davis.

Martin A. Reid. Mr. Reid has been one of our trustees since March 2005. Mr. Reid is an executive vice president of Redstone Companies. Prior to joining Redstone Companies in August 2006, Mr. Reid was a managing director of Thayer Lodging where he was responsible for acquisitions and dispositions. Mr. Reid serves a member of the investment committee of Thayer Lodging. Mr. Reid has a broad professional background in real estate investment, capital markets and finance. Prior to joining Thayer Lodging in 1998, Mr. Reid spent four years as a Principal at LaSalle Advisors in Baltimore, Maryland, successor through merger to Alex. Brown Kleinwort Benson, where he originated and closed real estate transactions for pension fund clients. Prior to his tenure with LaSalle, Mr. Reid spent several years in acquisitions and dispositions with real estate investment and advisory affiliates of Merrill Lynch & Co. and Chase Manhattan Bank, where he was involved in the acquisition of several office, retail and residential properties and portfolios. Mr. Reid received a B.S. in Accounting from the State University of New York at Albany and an M.B.A. in Financial Management from Pace University. Mr. Reid is a Member of the American Institute of Certified Public Accountants and is a Full Member of the Urban Land Institute (ULI).

James M. Orphanides. Mr. Orphanides has been one of our trustees since October 2005. Mr. Orphanides is the Chairman, President and Chief Executive Officer of First American Title Insurance Company of New York. Prior to joining First American Title Insurance Company of New York in 1992, Mr. Orphanides was a Principal of Preferred Land Title Services, Inc. From 1979 to 1982, Mr. Orphanides was the Vice President of National Sales in New York for Commonwealth Land Title insurance Company. Mr. Orphanides holds a B.A. from Heidelberg College and a M.A. from CUNY, Queens College. He is a member of the Pension Real Estate Association (PREA), the New York State Land Title Association, the American Land Title Association, the District Council, New York, and is an associate member of the International Council of Shopping Centers and the Urban Land Institute (ULI).

Laurie Romanak. Ms. Romanak has been our Senior Vice President, Chief Financial Officer and Secretary and a Managing Director of the Investment Advisor since March 2004. Ms. Romanak is also the Chief Financial Officer of CBRE Investors and is responsible for global accounting/reporting and finance activities for the organization’s approximately $28.6 billion real estate investment portfolio. Ms. Romanak directs global operations and oversees new fund formations, information technology, human resources and corporate compliance/administration for the firm’s offices in the US, Japan and Europe. Ms. Romanak joined CBRE Investors in 1986 and has served in her current role since 1995. Ms. Romanak is a C.P.A. and has more than 19 years of experience in the commercial real estate industry. Ms. Romanak currently serves on the Board of Directors of the National Council of Real Estate Investment Fiduciaries (NCREIF), is its immediate past President, and is an active member of the National Association of Real Estate Investment Managers (NAREIM). Ms. Romanak received a B.B.A. from the University of Michigan at Ann Arbor.

Our Trustees and Executive Officers will serve until their successors are elected and qualified.

Code of Business Conduct and Ethics

Our board of trustees has adopted a code of business conduct and ethics that applies to our officers, trustees and employees. Among other matters, our code of business conduct and ethics is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;

•	compliance with applicable governmental laws, rules and regulations;

•	prompt internal reporting of violations of the code to appropriate persons identified in the code; and

•	accountability for adherence to the code.

Any amendment to, or waiver of, this code of business conduct and ethics for our executive officers or trustees may be made only by our board of trustees or one of our board committees specifically authorized for this purpose and must be promptly disclosed as required by law or stock exchange regulations. Our Code of Business Conduct and Ethics is available on our website http://www.cbrerealtytrust.com.

Compensation of Trustees

The following table sets forth the compensation earned by our independent trustees for the year ended December 31, 2006:*

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Charles E. Black	$31,000	—	$31,000
Martin A. Reid	$33,500	—	$33,500
James M. Orphanides	$25,000	—	$25,000

*	The columns “Stock Awards,” “Option Awards,” “Non-Equity Incentive Plan Compensation,” and “Change in Pension Value and Nonqualified Deferred Compensation Earnings” were omitted from this table as no such compensation was earned by our independent trustees for the year ended December 31, 2006.

We pay each of our independent trustees $25,000 per year and $1,000 per regularly scheduled committee meeting attended and $1,000 per special board meeting attended whether held in person or by telephone conference. The chairperson of the Audit Committee is entitled to an additional annual fee of $7,500 and the chairperson of the Compensation Committee is entitled to an additional annual fee of $5,000. All trustees receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of trustees. If a trustee also is an officer of ours, we do not pay separate compensation for those services rendered as a trustee.

Equity Incentive Plan

We have adopted a 2004 equity incentive plan. The purpose of the 2004 equity incentive plan is to provide us with the flexibility to use share options and other awards to provide a means of performance-based compensation. Key employees, directors, trustees, officers, advisors, consultants or other personnel of ours and our subsidiaries or other persons expected to provide significant services to us or our subsidiaries, including employees of the Investment Advisor, would be eligible to be granted share options, restricted shares, phantom shares, dividend equivalent rights and other share-based awards under the 2004 equity incentive plan. See Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issues Purchases of Equity Securities” for a detailed description of our 2004 equity incentive plan.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We have no employees. We have not paid, and we do not intend to pay, any cash compensation to our executive officers and we do not currently intend to adopt any policies with respect thereto. We do not have agreements with any of our executive officers or any employees of our Investment Advisor or its affiliates with respect to their compensation. Our Investment Advisor will determine the levels of base salary and cash incentive compensation that may be earned by our executive officers, based on the time required for the performance of the duties of our Investment Advisor under the advisory agreement and such other factors as our Investment Advisor may determine are appropriate. Our Investment Advisor will also determine whether and to what extent our executive officers will be provided with pension, deferred compensation and other employee benefits plans and programs. Cash compensation paid to our executive officers will be paid by our Investment Advisor from the fees paid by us to our Investment Advisor under the advisory agreement. We will not control how such fees will be allocated by our Investment Advisor to its employees or employees of its affiliates. For a description of our advisory agreement, see “Item 1 Business – The Advisory Agreement” in this report.

We did not grant any equity-based awards to any of our executive officers during the 2006 fiscal year. As of the end of the 2006 fiscal year, none of our executive officers held any awards based on or relating to our common stock. We have adopted our 2004 equity incentive plan pursuant to which we are permitted to grant equity-based awards to our directors, executive officers, advisors and consultants. Under this plan, our compensation committee will have discretion to determine whether grants of awards may be made directly to our executive officers, and the terms and conditions of any such awards. See “Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Equity Incentive Plan”. Our compensation committee has not yet adopted a policy with respect to future grants of equity awards to our executive officers. We anticipate that such determinations will be made based on factors such as the desire to retain such officer’s services over the long-term. In addition, our compensation committee may determine to make awards to new executive officers in order to attract talented professionals to serve us.

Compensation Committee Interlocks and Insider Participation

There are no compensation committee interlocks and none of our employees participates on our Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK MATTERS

Equity Compensation Plan Information

As of December 31, 2006 no stock options, stock awards, warrants, or other rights were outstanding under the 2004 equity incentive plan.

Security Ownership of Certain Beneficial Owners and Management

The following table presents information regarding the beneficial ownership of our common shares as of March 27, 2007 with respect to:

•	each person who is the beneficial owner of more than five percent of our outstanding common shares;

•	each of our trustees;

•	each of our named executive officers; and

•	all trustees and executive officers as a group.

Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment powers.

Name and Address(1)	Shares Owned(2)	Percentage
Trustees and Executive Officers:
Robert H. Zerbst(3)	14,760	*
Jack A. Cuneo	120	*
Charles E. Black	—	—
Martin A. Reid	—	—
James M. Orphanides	54,348	*
Laurie Romanak	—	—
All executive officers and trustees as a group	14,880	*

5% Shareholders:
Stein Trusts(4)	2,765,262	34.33%

*	Less than one percent.
(1)	The address for each of our named executive officers is 515 South Flower Street, Suite 3100, Los Angeles, California 90071.
(2)

Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. A person is deemed to be the beneficial owner of any shares of common shares if that person has or shares voting power or investment power with respect to those shares, or has the right to acquire beneficial ownership at any time within 60 days of the date of the table. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares.

(3)

Includes 1,399 common shares held by the Zerbst 2003 Family Trust, of which Mr. Zerbst is a trustor and trustee, and 3,263 common shares held by the Thomas P. Kohr Trust I, of which Mr. Zerbst is a co-trustee and shares investment power over the trust’s assets.

(4)

Wells Fargo Bank, N.A. serves as the trustee of the Stein Trusts and it has voting and/or investment power over these shares. The address for the Stein Trusts is 17th Floor, 11601 Wilshire Blvd., Los Angeles, CA 90025.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Interests in Other Real Estate Programs or Accounts

The Investment Advisor and its affiliates may in the future become sponsors of or affiliated with other real estate accounts or programs having investment objectives and legal and financial obligations similar to ours. The Investment Advisor has informed us that it does not currently manage any real estate programs other than CBRE REIT. However, CBRE Investors does currently manage programs with similar investment objectives to CBRE REIT. In the event of conflict with any other program or account, the Investment Advisor will use the procedures described under “Conflict Resolution Procedures” below.

The Investment Advisor or one of its affiliates may acquire, for its own account or for other accounts or programs, properties that it deems not suitable for purchase by us, whether because of the greater degree of risk, the complexity of structuring inherent in such transactions, financing considerations or for other reasons.

Other Activities of the Investment Advisor and its Affiliates

We rely on the Investment Advisor for the day-to-day operation of our business in accordance with the advisory agreement. Our advisory agreement was negotiated between related parties and we did not have the benefit of arm’s length negotiations of the type normally conducted with an unaffiliated third party. Certain fees payable to the Investment Advisor are not tied to the performance of our portfolio. If it acquires interests in other real estate programs or accounts in the future, the Investment Advisor and its affiliates will have conflicts of interest in allocating their time between us and such other programs and activities in which they are involved. However, the Investment Advisor believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to all of the affiliates and ventures in which they are involved.

In addition, Robert H. Zerbst, our chairman, and Laurie Romanak, our senior vice president, chief financial officer and secretary, serve as managing directors of the Investment Advisor and also serve as president and executive managing director, respectively, of CBRE Investors, our sponsor. Jack A. Cuneo, our president and chief executive officer and one of our trustees, serves as the president and chief executive officer of the Investment Advisor and also serves as a managing director of CBRE Investors. Our president and chief executive officer and our chief financial officer directly hold an aggregate 16.8% economic interest in the Investment Advisor. Given these positions and ownership interest, these individuals owe fiduciary duties to these entities and their shareholders. Such fiduciary duties may from time to time conflict with the fiduciary duties owed to us and our shareholders.

We may purchase or lease a property from the Investment Advisor, or its affiliates upon a finding by a majority of our board of trustees, including a majority of any independent trustees not otherwise interested in the transaction, that such transaction is competitive and commercially reasonable to us and is at a price no greater than the cost of the property to the Investment Advisor or its affiliates, unless there is substantial justification for any amount that exceeds such costs and such excess is determined to be reasonable. In no event will we acquire such property at an amount in excess of its current appraised value. In all situations where assets are being acquired from the Investment Advisor, our trustees or any of their affiliates, the fair market value of such assets will be determined by an independent expert selected by our independent trustees. In no event may we make loans to the Investment Advisor or any of its affiliates or enter into agreements with the Investment Advisor or its affiliates for the provision of insurance covering us or any of our properties.

Private Placements

From July 2004 to October 2004, we raised aggregate net proceeds (after commissions and expenses) of approximately $55.5 million in private placements of our common shares. After accounting for volume discounts offered to investors, we paid approximately $569,000 to the Investment Advisor for advisory and management services provided in connection with the private placements and approximately $407,000 for the reimbursement of offering expenses paid by the Investment Advisor on our behalf.

Ownership by the Investment Advisor and its Affiliates

As of the date of this filing, CBRE REIT Holdings LLC, an affiliate of the Investment Advisor, owns 246,361 limited partnership units, representing 2.97% of the outstanding limited partnership units in CBRE OP. CBRE REIT Holdings LLC also owns all of the class B limited partnership interest in CBRE OP. CBRE REIT Holdings LLC was formed solely to hold these ownership interests in CBRE OP and is controlled by CBRE Investors, which is a wholly-owned subsidiary of CB Richard Ellis. CBRE REIT Holdings LLC purchased the limited partnership units for an aggregate amount of $242,500, or $8.10 per unit in July 2004. The class B limited partnership interest was issued to CBRE REIT Holdings LLC as part of the consideration for the Investment Advisor entering into the advisory agreement with us and for services provided to us in connection with our formation and ongoing advisory services, such as selecting the placement agent relating to our initial private placement, sourcing members to serve on our executive management team and seeking initial investments for our portfolio. The issuance of this interest was negotiated between related parties and we did not have the benefit of arm’s length negotiations of the type normally conducted with an unaffiliated third party. CBRE Investors, an affiliate of the Investment Advisor, also purchased 269,428 of our common shares for $2,182,500, or $8.10 per share, in an initial private placement of our common shares prior to our initial public offering. The chairman of our board of trustees has purchased, directly and indirectly, 14,760 of our common shares from CBRE Investors for the aggregate amount of approximately $119,562, or $8.10 per share, which was the same per share price at which CBRE Investors purchased those shares.

In July 2004, CBRE REIT Holdings LLC received a class C limited partnership interest in CBRE OP in exchange for the services provided to us relating to our formation and future services. Effective October 24, 2006, CBRE REIT Holdings LLC contributed the class C limited partnership interest it held in CBRE OP to CBRE OP in exchange for 216,424 limited partnership units (with an aggregate value of approximately $1,928,000). The number of units received in exchange for the class C limited partnership interest was based on an independent valuation approved by our board of trustees, including our independent trustees.

Ownership by Affiliates of the Dealer Manager and the Subadvisor

Fund Investors, LLC, an affiliate of the Dealer Manager, purchased 80,645 of our common shares for $9.20 per share or $741,934 subsequent to December 31, 2006. Additionally, CNL Fund Management Company, an affiliate of the Dealer Manager, will serve as the Subadvisor to the Investment Advisor. Fund Investors, LLC and CNL Fund Management Company will own an aggregate 23% distribution interest in the net proceeds upon a sale of the Investment Advisor and an aggregate 24.9% voting and distribution interest (excluding distributions that CBRE investors is entitled to with respect to 29,937 class A units) in CBRE REIT Holdings LLC. CNL Fund Management Company and Fund Investors, LLC will receive their interests in the Investment Advisor and in CBRE REIT Holdings LLC in return for capital contributions made to each respective entity. CNL Fund Management Company and the Dealer Manager are wholly-owned subsidiaries of CNL Capital Markets Corp.

Competition

Asset Acquisitions. Conflicts of interest may arise when a potential asset acquisition that meets our investment objectives is also suitable for other accounts or programs managed by affiliates of the Investment Advisor. In such event, the Investment Advisor will use the procedures described under “Conflict Resolution Procedures” below.

Property Operations. Conflicts of interest may exist to the extent that we own properties in the same geographic areas where other affiliates of the Investment Advisor own properties. In such a case, a conflict could arise in the leasing of properties if we and one of such affiliates were to compete for the same tenants in negotiating leases, or a conflict could arise in connection with the resale of properties if we and one of such affiliates were to attempt to sell similar properties at the same time. See “Risk Factors—Conflict of Interest Risks.”

Affiliated Service Providers

Conflicts of interest may also exist at such time as the Investment Advisor, its affiliates or others managing property on our behalf seek to employ developers, contractors, building managers or other service providers. Although we will not rely exclusively on, and do not have a written agreement with, CB Richard Ellis as a service provider, the Investment Advisor may seek certain services from it or an affiliated entity. CB Richard Ellis, directly or indirectly, has the capability to provide services relating to acquisitions, dispositions, leasing, property management, construction supervision and mortgage banking. We have engaged affiliates of CB Richard Ellis to provide certain property management services in connection with one property we own and mortgage banking services in connection with three properties we own. The Investment Advisor must review any proposal for services from an affiliate and determine, based on research conducted by the Investment Advisor’s investment team, that it is the best combination of service, staffing and cost available in the market. In the event the Investment Advisor does engage CB Richard Ellis to provide services of the type described above, such services will be provided at market rates. The Investment Advisor seeks to reduce conflicts relating to the employment of affiliated service providers by following the procedures described under “Conflict Resolution Procedures” below.

Lack of Separate Representation

Clifford Chance US LLP is counsel to us, the Investment Advisor and its affiliates and may in the future act as counsel to us, the Investment Advisor and its various affiliates. There is a possibility that in the future the interests of the various parties may become adverse. In the event that a dispute were to arise between us and the Investment Advisor or any of its affiliates, separate counsel for such matters will be retained as and when appropriate.

Joint Ventures with Affiliates of the Investment Advisor

We may enter into one or more joint venture agreements with other existing or future affiliates of the Investment Advisor, including other programs sponsored by CBRE Investors, for the acquisition, development or improvement of properties. The co-venturer may have economic or business interests or goals which are or which may become inconsistent with our business interests or goals. In addition, should any such joint venture be consummated, the Investment Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since the Investment Advisor and its affiliates will manage both the affiliated co-venturer and us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers.

We may only enter into joint ventures with other affiliates for the acquisition of properties if:

•	a majority of our trustees, including a majority of any independent trustees, approve the transaction as being fair and reasonable to us;

•	the investment by us and such affiliate are on substantially the same terms and conditions; and

•	we will have a right of first refusal to buy if such co-venturer elects to sell its interest in the property held by the joint venture.

Receipt of Fees and Other Compensation and Equity in Us by the Investment Advisor and its Affiliates

The Investment Advisor (including its affiliates) and the Dealer Manager receives compensation and fees for services relating to our initial public offering and for the investment and management of our assets. These fees, which are discussed in detail in the “Compensation to Investment Advisor and Dealer Manager; Equity Investment By an Affiliate of the Investment Advisor” section of the prospectus relating to our initial public offering are summarized below.

The Dealer Manager will receive compensation for selling shares of up to 7.0% of gross proceeds from the sale of shares in the primary offering (all or a portion may be reallowed to participating broker-dealers). The Dealer Manager is also entitled to a dealer manager fee of up to 1.5% of the gross proceeds from the sale of shares in the primary offering and a marketing support fee of up to 1.0% of the gross proceeds from the sale of shares in the primary offering (all or a portion may be reallowed to participating broker-dealers).

The Investment Advisor and the Dealer Manager will also receive reimbursement of up to 2.0% of our aggregate gross offering proceeds for organization and offering expenses (excluding selling commissions, the dealer manager fee and the marketing support fee) incurred by the Investment Advisor and the Dealer Manager on our behalf (all or a portion received by the Dealer Manager may be reallowed to participating broker-dealers).

The Investment Advisor will be paid acquisition fees up to 1.0% of (i) the purchase price of real estate investments acquired by us, including any debt attributable to such investments, or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. We may pay acquisition fees to affiliates of the Investment Advisor for a particular property acquisition in the form of brokerage fees and mortgage loan origination fees (in the event debt is placed on a property). In the event that we pay these types of acquisition fees to affiliates of the Investment Advisor, such fees will be in addition to the 1.0% paid to the Investment Advisor and the Investment Advisor will not receive any portion of such fees. As of the December 31, 2006 we have paid mortgage loan origination fees in the aggregate amount of $275,000 to CBRE Melody & Company in connection with the acquisition of certain properties we currently own. In connection with the services provided to the Investment Advisor by CNL Fund Management Company, the Subadvisor and an affiliate of the Dealer Manager, pursuant to a subadvisory agreement, the Investment Advisor will pay the Subadvisor an amount equal to approximately 19% of the acquisition fees it receives from us.

For investment management services of our real estate assets, we pay the Investment Advisor (i) a monthly fee equal to one-twelfth of 0.60% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments without portfolio and (ii) a monthly fee equal to 7.0% of the aggregate monthly operating income derived from all real estate investments within our portfolio. All of any portion of the investment management fee not taken as to any fiscal year may be deferred without interest at the option of the Investment Advisor. In connection with the services provided to the Investment Advisor by the Subadvisor pursuant to a sub-advisory agreement, the Investment Advisor will pay the Subadvisor an amount equal to approximately 14% of the investment management fee it receives from us.

For property management, leasing and construction, the Investment Advisor or its affiliates may be entitled to fees based upon the customary property management leasing and construction supervision fees applicable to the geographic location and type of property. Such fees for each service provided are expected to range from 2.0% to 5.0% of gross revenues received from a property we own. As of December 31, 2006, we have paid property management fees in the aggregate amount of $47,000 to CB Richard Ellis Inc. in connection with one property we own.

The holder of the class B limited partnership interest in the Operating Partnership, CBRE REIT Holdings LLC, an affiliate of the Investment Advisor, is entitled to distributions made by the Operating Partnership in an amount equal to 15% of all net proceeds of any disposition of properties to be distributed to the partners after subtracting (i) the costs of such disposition, (ii) the amount of equity capital invested in such property which has not been reinvested or returned to the partners, and (iii) an amount equal to an 7% annual, uncompounded return on such invested capital.

Additionally, we will reimburse our Investment Advisor for all actual expenses it incurs in fulfilling our administration on an ongoing basis. Our operating expenses will not exceed the greater of (i) 2% of our average invested assets or (ii) 25% of our net income.

In connection with the sale of properties (which shall include the sale of a specific property or the sale of a portfolio of properties through a sale of assets, merger or similar transaction), we will pay to our Investment Advisor or its affiliates a real estate commission in an amount not to exceed 50% of the brokerage commission; provided that 50% of such commission may not exceed 3% of the contract price of each property sold and may not exceed the lesser of a competitive total real estate commission or 6% of the contract price of the property sold.

Conflict Resolution Procedures

In order to reduce or eliminate certain potential conflicts of interest, our declaration of trust contains a number of restrictions relating to (i) transactions we enter into with the Investment Advisor and its affiliates, (ii) allocation of properties among affiliated entities and (iii) retention of affiliated service providers. These restrictions, which apply until our shares are listed for trading on a national securities exchange or on the Nasdaq Global Select Market or the Nasdaq Global Market, include among others, the following:

Transactions with the Investment Advisor. Except for transactions under the advisory agreement or as otherwise described in this prospectus, we will not accept goods or services from the Investment Advisor or its affiliates unless a majority of our trustees, including a majority of any independent trustees not otherwise interested in the transactions, approve such transactions as fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Property Transactions with the Investment Advisor and its Affiliates. We will not purchase or lease properties in which the Investment Advisor or its affiliates has an ownership interest without a determination by a majority of our trustees, including a majority of any independent trustees not otherwise interested in such transaction, that such transaction is competitive and commercially reasonable to us and at a price to us no greater than the cost of the property to the Investment Advisor or its affiliates, unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In no event will we acquire any such property at an amount in excess of its current appraised value. We will not sell or lease properties to the Investment Advisor or its affiliates or to our trustees unless a majority of our trustees, including a majority of any independent trustees not otherwise interested in the transaction, determine the transaction is fair and reasonable to us.

Loans. We will not make any loans to the Investment Advisor or its affiliates or to our trustees. We may not borrow money from any of our trustees or from the Investment Advisor and its affiliates unless approved by a majority of our trustees, including a majority of any independent trustees not otherwise interested in the transaction, as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties.

Asset Acquisitions. In the event that an investment opportunity becomes available to us through the CBRE Investors network that is suitable, under all of the factors considered by the Investment Advisor, for us and another program or account managed by CBRE Investors, then the entity that has had the longest period of time elapse since it was offered an investment opportunity will first be offered such investment opportunity. Investment opportunities sourced directly by the Investment Advisor and suitable for us are first presented to us before being offered to other programs or accounts. In determining whether or not such an investment opportunity is suitable for more than one program or account, the Investment Advisor shall examine, among others, the following factors:

•	the degree to which the potential acquisition meets the investment objectives and parameters of each program or account;

•	the amount of funds available to each program or account and the length of time such funds have been available for investment;

•	the effect of the acquisition both on diversification of each program’s or account’s investments by type of property and geographic area, and on diversification of the tenants of its properties;

•	the policy of each program or account relating to leverage of properties;

•	the anticipated cash flow of each program or account;

•	the tax effects of the purchase of each program or account; and

•	the size of the investment.

If a subsequent event or development, such as a delay in the closing of a property or a delay in the construction of a property, causes any such investment, in the opinion of our board of trustees and the Investment Advisor, to be more appropriate for a program or account other than the program or account that committed to make the investment, the Investment Advisor may determine that another program or account affiliated with the Investment Advisor will make the investment. Our board of trustees (including our independent trustees) has a duty to ensure that the method used by the Investment Advisor for the allocation of the acquisition of properties by two or more affiliated programs seeking to acquire similar types of properties shall be reasonable, and has concluded that the procedures described above are reasonable. Such procedures are reviewed regularly by our board of trustees.

Affiliated Service Providers

The Investment Advisor will attempt to retain the best real estate service providers available in the market. Although we will not rely exclusively on, or have a written agreement to exclusively receive services from, CB Richard Ellis as a service provider, the Investment Advisor may seek certain services from it or an affiliated entity. CB Richard Ellis, directly or indirectly, has the capability to provide services relating to acquisitions, dispositions, leasing, property management, construction supervision and mortgage banking. We have engaged affiliates of CB Richard Ellis to provide certain property management services in connection with one property we own and mortgage banking services in connection with three properties we own. The Investment Advisor must review any proposal for services from an affiliate and determine, based on research conducted by the Investment Advisor’s investment team, that it is the best combination of service, staffing and cost available in the market.

Director Independence

Our independent trustees are Charles Black, Martin Reid and James Orphanides. Robert Zerbst is a member of the audit committee and is not an independent director trustee.

ITEM 14.	PRINCIPAL ACCOUNTANTING FEES AND SERVICES

We have engaged Deloitte & Touche LLP to provide us with audit and tax services. Services may include examination of annual financial statements, review of unaudited quarterly financial information, review and consultation regarding filings with the Securities and Exchange Commission, assistance with management’s evaluation of internal accounting controls, consultation on financial accounting and reporting matters, tax planning, tax consultation and tax return preparation.

Deloitte has served as our independent auditors since July 1, 2004 and audited our consolidated financial statements for the years ended December 31, 2006 and 2005.

The following table lists the fees for services rendered by our independent auditors for the years ended December 31, 2006 and 2005:

Services	2006	2005
Audit Fees(1)	$574,098	$312,994
Audit Related Fees(2)	—	—
Tax Fees(3)	125,650	43,937
All Other Fees(4)	—	—

Total	$699,748	$356,931

(1)

Audit fees billed in 2006 and 2005 consisted of the audit of our annual consolidated financial statements, acquisition audits, reviews of our quarterly consolidated financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.

(2)	Audit-related fees consist of financial accounting and reporting consultations.

(3)	Tax services consist of tax compliance and tax planning and advice.

(4)	There were no fees billed for other services in 2006.

Our audit committee, which is comprised of Martin A. Reid, Charles E. Black and Robert H. Zerbst, assists our Board of Directors in monitoring the Company’s financial reporting process. Management has primary responsibility for the financial statements and the reporting process, including the system of internal controls. Our independent registered public accountants are responsible for expressing an opinion on the conformity of the Company’s financial statements with accounting principles generally accepted in the U.S.

Our audit committee reviewed the audited financial statements in the Annual Report on Form 10-K for the year ended December 31, 2006 with management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements. Our audit committee reviewed with the independent registered public accounting firm, who are responsible for auditing our financial statements and for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the U.S., their judgments as to the quality, not just the acceptability, of our accounting principles and such other matters as are required to be discussed with the audit committee under Statement on Auditing Standards No. 61, as currently in effect. Our audit committee received the written disclosure and the letter from our independent registered public accounting firm required by the Independence Standards Board Standard No. 1, as currently in effect, discussed with our independent registered public accounting firm the auditors’ independence from both management and our company.

In reliance on the reviews and discussions referred to above, our Audit Committee recommended to our Board of Directors (and our Board of Directors has approved) that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2006 for filing with the SEC.

The audit committee of our board of directors intends to develop a policy for the pre-approval of all audit and permissible non-audit services to be provided by the independent registered public accounting firm. This policy would be subject to certain guidelines and pre-approved services that, in the judgment of management and the auditor, would not violate the auditor’s independence.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	Financial Statements and Schedules

Reference is made to the “Index to Consolidated Financial Statements” on page 66 of this report and the Consolidated Financial Statements included herein, beginning on page 67

b)	Exhibits

The following exhibits are filed as part of this annual report on Form 10-K

Exhibit	Index

1.1	Amended and Restated Managing Dealer Agreement by and between CB Richard Ellis Realty Trust and CNL Security Corp., filed herewith.

3.1	Second Amended and Restated Declaration of Trust of CB Richard Ellis Realty Trust, incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-127405), as amended.

3.2	Amended and Restated Bylaws of CB Richard Ellis Realty Trust, incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-127405), as amended.

4.1	Subscription Agreement (included in the prospectus as Appendix B, incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-127405), as amended.

10.1	2004 Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-127405), as amended.

10.2	2004 Performance Bonus Plan, incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-127405), as amended.

10.3	Amended and Restated Advisory Agreement by and among CB Richard Ellis Realty Trust, CBRE Operating Partnership, L.P. and the Investment Advisor, incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-127405), as amended.

10.4	Amended and Restated Agreement of Limited Partnership of CBRE Operating Partnership, L.P. by and among CB Richard Ellis Realty Trust and the limited partners named therein, incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-127405), as amended.

10.5	CB Richard Ellis Realty Trust Dividend Reinvestment Plan (included in the prospectus relating to our initial public offering as Appendix C incorporated herein by reference).

10.6	Purchase and Sale Agreement, dated as of August 6, 2004, by and between WS Roscoe, LLC and CBRE Operating Partnership, L.P., incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-127405), as amended

10.7	Purchase and Sale Agreement, dated as of November 2, 2004, by and between Taunton Industrial Associates LLC and RT Taunton, LLC, incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-127405), as amended.

10.8	Purchase and Sale Agreement, dated as of May 10, 2005, by and between Deerfield Commons I LLC and RT Deerfield I, LLC, incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-127405), as amended.

10.9	License Agreement, dated as of July 19, 2005, by and among CB Richard Ellis Realty Trust, CB Richard Ellis, Inc. and CB Richard Ellis of California, Inc., incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-127405), as amended

Exhibit	Index

10.10	Purchase and Sale Agreement, dated May 10, 2005, by and between Deerfield Park LLC and RT Deerfield II, LLC, incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-127405), as amended.

10.11	Promissory Note, dated as of October 25, 2004, made by CBRE Operating Partnership, L.P. to the order of The Northwestern Mutual Life Insurance Company, incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-127405), as amended.

10.12	Deed of Trust and Security Agreement, dated as of October 25, 2004, by and between CBRE Operating Partnership, L.P. and The Northwestern Mutual Life Insurance Company, incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-127405), as amended.

10.13	Promissory Note, dated as of February 28, 2005, made by RT Taunton, LLC to the order of The Northwestern Mutual Life Insurance Company, incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-127405), as amended.

10.14	Mortgage and Security Agreement, dated as of February 28, 2005, by and between RT Taunton, LLC and The Northwestern Mutual Life Insurance Company, incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-127405), as amended.

10.15	Promissory Note, dated as of November 29, 2005, made by CBRE Operating Partnership, L.P. to the order of Allianz Life Insurance Company of North America LLC, incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-127405), as amended.

10.16	Deed to Secure Debt and Security Agreement, dated as of November 29, 2005, by RT Deerfield I, LLC to and in favor of Allianz Life Insurance Company of North America LLC, incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-127405), as amended.

10.17	Agreement of Purchase and Sale, dated as of December 15, 2005, by and among Millennium Associates, Ltd., Telecom Commerce Associates, Ltd., Telecom Commerce II, Ltd. and RT Texas Industrial, L.P., incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-127405), as amended

10.18	Form of Amended and Restated Indemnification Agreement, incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-127405), as amended

21.1	List of Subsidiaries of CB Richard Ellis Realty Trust, filed herewith

24.1	Power of Attorney (included on the Signature Page).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB RICHARD ELLIS REALTY TRUST

By:	/S/ JACK A. CUNEO
Name:	Jack A. Cuneo
Title:	Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of CB Richard Ellis Realty Trust. hereby severally constitute Jack A. Cuneo and Laurie Romanak, and each of them singly, our true and lawful attorneys and with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable CB Richard Ellis Realty Trust. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ ROBERT H. ZERBST Robert H. Zerbst	Chairman of the Board	April 2, 2007

/S/ JACK A. CUNEO Jack A. Cuneo	Chief Executive Officer, President and Trustee	April 2, 2007

/S/ CHARLES E. BLACK Charles E. Black	Trustee	April 2, 2007

/S/ MARTIN A. REID Martin A. Reid	Trustee	April 2, 2007

/S/ JAMES M. ORPHANIDES James M. Orphanides	Trustee	April 2, 2007

/S/ LAURIE ROMANAK Laurie Romanak	Senior Vice President, Chief Financial Officer and Secretary	April, 2 2007

CB RICHARD ELLIS REALTY TRUST

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	67

Consolidated Balance Sheets at December 31, 2006 and 2005	68

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005 and the period from July 1, 2004 (date of commencement) to December 31, 2004.	69

Consolidated Statements of Cash Flows the years ended December 31, 2006 and 2005 and the period from July 1, 2004 (date of commencement) to December 31, 2004	70

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006 and 2005 and the period from July 1, 2004 (date of commencement) to December 31, 2004	72

Notes to Consolidated Financial Statements	73

Schedule of Properties and Accumulated Depreciation	90

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees

CB Richard Ellis Realty Trust

We have audited the accompanying consolidated balance sheets of CB Richard Ellis Realty Trust and its subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2006 and 2005, and for the period from July 1, 2004 (date of commencement) to December 31, 2004. Our audits also include the financial statement schedule listed in the Index to Consolidated Financial Statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, and for the period from July 1, 2004 (date of commencement) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE, LLP
Los Angeles, California
March 30, 2007

CB RICHARD ELLIS REALTY TRUST

Consolidated Balance Sheets

as of December 31, 2006 and 2005

(In Thousands, Except Share Data)

	December 31
	2006	2005
ASSETS
Investments in Real Estate:
Land	$25,217	$21,768
Site Improvements	1,787	916
Building and Improvements	40,662	30,543
Tenant Improvements	6,369	5,356

	74,035	58,583
Less: Accumulated Depreciation and Amortization	(3,385)	(1,420)

Net Investments in Real Estate	70,650	57,163
Cash and Cash Equivalents	14,021	22,231
Accounts and Other Receivables	74	89
Deferred Rent	297	108
Deferred Offering Costs	—	1,963
Acquired Above Market Leases, Net of Accumulated Amortization of $360 and $131, respectively	653	792
Acquired In-Place Lease Value, Net of Accumulated Amortization of $4,032 and $1,391, respectively	11,485	10,801
Deferred Financing Costs, Net of Accumulated Amortization of $110 and $50, respectively	357	416
Lease Commissions, Net of Accumulated Amortization of $12 and $0, respectively	117	—
Other Assets	153	555

Total Assets	$97,807	$94,118

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Notes Payable	$34,975	$34,975
Security Deposits	104	8
Accounts Payable and Accrued Expenses	1,316	709
Accrued Offering Costs to Related Party	4,810	1,963
Distributions Payable	892	873
Acquired Below Market Leases, Net of Accumulated Amortization of $858 and $446, respectively	2,571	2,898
Investment Management Fee Payable to Related Party	166	84

Total Liabilities	44,834	41,510
MINORITY INTEREST	1,629	242
SHAREHOLDERS’ EQUITY
Common Stock, $ .01 par value, 208,020,394 shares authorized; 8,056,012 and 6,967,762 issued and outstanding as of December 31, 2006 and 2005, respectively	81	70
Additional Paid-in-Capital	60,906	55,945
Accumulated Deficit	(9,643)	(3,649)

Total Shareholders’ Equity	51,344	52,366

Total Liabilities and Shareholders’ Equity	$97,807	$94,118

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Consolidated Statements of Operations

For the Years Ended December 31, 2006 and 2005 and

For the Period July 1, 2004 (Date of Commencement) to December 31, 2004

(In Thousands, Except Share Data)

	Year Ended December 31		July 1, 2004 (Date of Commencement) to December 31
	2006	2005	2004
REVENUES
Rental	$6,630	$4,614	$913
Tenant Reimbursements	1,830	872	120

	8,460	5,486	1,033

EXPENSES
Operating and Maintenance	901	374	7
Property Taxes	1,103	563	113
Interest	1,784	1,195	117
General and Administrative	851	359	123
Investment Management Fee to Related Parties	739	603	230
Class C Fee to Related Party	145	459	197
Depreciation and Amortization	4,618	2,478	334
Organizational Expenses	—	—	109

	10,141	6,031	1,230

INTEREST AND OTHER INCOME	255	460	111

LOSS BEFORE MINORITY INTEREST	(1,426)	(85)	(86)
MINORITY INTEREST	1,058	7	3

NET LOSS	$(2,484)	$(92)	$(89)

Basic and Diluted Net Loss per Share	$(0.35)	$(0.01)	$(0.01)
Weighted Average Common Shares Outstanding—Basic and Diluted	7,010,722	6,967,762	6,893,961

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2006 and 2005 and

For the Period July 1, 2004 (Date of Commencement) to December 31, 2004

(In Thousands, Except Share Data)

	Year Ended December 31		July 1, 2004 (Date of Commencement) to December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,484)	$(92)	$(89)
Adjustments to Reconcile Net Loss to Net Cash Flows Provided by Operating Activities:
Minority Interest	1,058	7	3
Depreciation and Amortization of Building and Improvements	1,965	1,205	215
Amortization of Deferred Financing Cost	60	46	4
Amortization of Acquired In-Place Lease Value	2,641	1,272	119
Amortization of Above and Below Market Leases	(183)	(251)	(64)
Amortization of Lease Commissions	12	—	—
Class C Fee to Related Party	91	369	180
Changes in Assets and Liabilities:
Accounts and Other Receivables	15	(65)	(24)
Deferred Rent	(189)	(105)	(3)
Other Assets	(128)	185	(240)
Accounts Payable and Accrued Expenses	607	326	444
Investment Management Fee Payable to Related Party	82	23	—

Net Cash Provided By Operating Activities	3,547	2,920	545

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Texas Portfolio	(17,839)	—	—
Acquisition of REMEC	—	(101)	(26,566)
Acquisition of 300 Constitution	—	—	(19,806)
Acquisition of Deerfield Commons I & II	—	(21,839)	—
Purchase Deposit of Texas Portfolio	—	(500)	—
Lease Commissions	(100)	—	—
Improvements to Investments in Real Estate	(442)	(41)	—

Net Cash Used in Investing Activities	(18,381)	(22,481)	(46,372)

CB RICHARD ELLIS REALTY TRUST

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2006 and 2005 and

For the Period July 1, 2004 (Date of Commencement) to December 31, 2004

(In Thousands, Except Share Data)

	Year Ended December 31		July 1, 2004 (Date of Commencement) to December 31,
	2006	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Initial Private Offering	—	—	54,510
Payment of Offering Fee to Investment Advisor	—	—	(559)
Payment of Offering Costs Reimbursements to CBREI	—	—	(407)
Share Subscriptions Received	—	—	932
Proceeds from Minority Interest	—	—	242
Proceeds from Additional Private Offering	—	—	1,000
Payment of Offering Fee to Investment Advisor for Additional
Private Offering	—	—	(10)
Net Proceeds from Public Offering	10,581	—	—
Payment of Public Offering Cost	(261)	—	—
Redemption of Common Shares	(259)	—	—
Payment of Distributions	(3,491)	(2,595)	—
Distribution to Minority Interest	(42)	(11)	—
Proceeds from Note Payable Collateralized by REMEC,
Net of Deferred Financing Costs of $ 182	—	—	13,068
Proceeds from Note Payable Collateralized by 300 Constitution,
Net of Deferred Financing Costs of $ 152	—	11,848	—
Proceeds from Note Payable Collateralized by Deerfield Commons I,			—
Net of Deferred Financing Costs of $ 132	—	9,593	—
Security Deposits	96	1	7

Net Cash Flows Provided by Financing Activities	6,624	18,836	68,783

Net (Decrease) Increase in Cash and Cash Equivalents	(8,210)	(725)	22,956
Cash and Cash Equivalents, Beginning of Period	22,231	22,956	—

Cash and Cash Equivalents, End of Period	$14,021	$22,231	$22,956

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—
Cash Paid During the Period for Interest	$1,724	$1,072	$60

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES—

Deferred Payment Due Seller as Part of REMEC Purchase, paid January 4, 2005	$—	$—	$100
Distributions Declared and Payable	$892	$873	$559
Application of Deposit to Purchase Price of Texas Portfolio	$500	$—	$—
Exchange of Class C Interests for Class A OP Units and Modification of Class B Interest	$370	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

CB RICHARD ELLIS REALTY TRUST

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2006 and 2005 and

For the Period July 1, 2004 (Date of Commencement) to December 31, 2004

(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at July 1, 2004 (Date of Commencement)	—	$—	$—	$—	$—
July 1, 2004 Private Offering:
Net Contributions From Initial Private Offering of Common Shares, $0.01 Par Value	6,844,313	69	54,441	—	54,510
Costs Associated with Initial Private Offering			(966)		(966)

	6,844,313	69	53,475	—	53,544
Share Subscriptions Received	—	—	932	—	932
Contributions From Additional Private Offering of Common Shares, $0.01 Par Value	123,449	1	999	—	1,000
Class C Fee to Related Party	—	—	180	—	180
Costs associated with Additional Private Offering	—	—	(10)	—	(10)
Distributions	—	—	—	(559)	(559)
Net Loss	—	—	—	(89)	(89)

Balance at December 31, 2004	6,967,762	70	55,576	(648)	54,998
Class C Fee to Related Party	—	—	369	—	369
Distributions	—	—	—	(2,909)	(2,909)
Net Loss	—	—	—	(92)	(92)

Balance at December 31, 2005	6,967,762	70	55,945	(3,649)	52,366
Net Contributions From Public Offering of Common Shares, $0.01 Par Value	1,120,581	11	10,570	—	10,581
Costs Associated with Public Offering	—	—	(5,071)	—	(5,071)
Redemption of Common Shares	(32,331)	—	(259)	—	(259)
Class C Fee to Related Party	—	—	91	—	91
Exchange of Class C Interests for Class A OP Units and Modification of Class B Interest	—	—	(370)	—	(370)
Distributions	—	—	—	(3,510)	(3,510)
Net Loss	—	—	—	(2,484)	(2,484)

Balance at December 31, 2006	8,056,012	$81	$60,906	$(9,643)	$51,344

The accompanying notes are an integral part of these consolidated financial statements

CB RICHARD ELLIS REALTY TRUST

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2006 and 2005 and For

The Period July 1, 2004 (Date of Commencement) to December 31, 2004

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

The registration statement relating to our initial public offering was declared effective on October 24, 2006. CNL Securities Corp. is the dealer manager of our offering. The registration statement covers up to $2,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by CBRE Advisors LLC, the Investment Advisor, or another firm we choose for that purpose. During the period October 24, 2006 through December 31, 2006, the Company issued 1,120,581 additional common shares of beneficial interest to investors.

Unless the context otherwise requires or indicates, references to “CBRE REIT,” “we,” “our,” and “us” refer to the activities of and the assets and liabilities of the business and operations of CB Richard Ellis Realty Trust and its subsidiaries.

On October 24, 2006, the board of trustees, including our independent trustees, approved and the Company entered into the Amended and Restated Agreement of Limited Partnership of CBRE OP (the “Amended Partnership Agreement”) and the Amended and Restated Advisory Agreement (the “Amended Advisory Agreement” and, together with the Amended Partnership Agreement, the “Amended Agreements”). The Amended Partnership Agreement modifies the terms of the Class B Limited partnership interest so that the holder is entitled to receive distributions made by CBRE OP in an amount equal to 15% of all net proceeds of any disposition of properties to be distributed to the partners after subtracting (i) the costs of such distribution, (ii) the amount of equity capital invested in such property which has not been reinvested or returned to the partners, and (iii) an amount equal to a 7% annual, uncompounded return on such invested capital. The Amended Advisory Agreement eliminates the administration fee, adds an acquisition fee up to 1% of the purchase price of real estate investments acquired and modifies the terms of the investment management fee to consist of (i) a monthly fee equal to one twelfth of 0.6% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments within the Company’s portfolio and (ii) a monthly fee equal to 7.0% of the aggregate monthly net operating income derived from all real estate investments within the Company’s portfolio.

CB RICHARD ELLIS REALTY TRUST

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2006 and 2005 and For

The Period July 1, 2004 (Date of Commencement) to December 31, 2004

The Company operates in an umbrella partnership REIT structure in which its majority-owned subsidiary, CBRE OP, owns, directly or indirectly, substantially all of the properties acquired on behalf of the Company. The Company, as the sole general partner of CBRE OP, owns approximately 97% of the common partnership units therein. REIT Holdings, an affiliate of the Investment Advisor, holds the remaining interest through 246,361 limited partnership units representing approximately a 3% ownership interest in the total limited partnership units. In exchange for services provided to the Company relating to its formation and future services, REIT Holdings also owns a Class B limited partnership interest (“Class B interest”). The Investment Advisor is affiliated with the Company in that the two entities have common officers and trustees, some of whom also own equity interests in the Investment Advisor and the Company. All business activities of the Company are managed by the Investment Advisor.

2. Summary of Significant Accounting Policies

Principles of Consolidation

Because the Company is the sole general partner of CBRE OP and has majority control over its management and major operating decisions, the accounts of CBRE OP are consolidated in the Company’s financial statements. The interests of REIT Holdings are reflected in minority interest in the accompanying consolidated financial statements. All significant inter-company accounts and transactions are eliminated in consolidation. CB Richard Ellis Investors, LLC (“CBRE Investors”), an affiliate of the Investment Advisor, also owns an interest in the Company through its ownership of 243,227 and 261,304 common shares of beneficial interest at December 31, 2006 and 2005, respectively.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Common Share and Limited Partnership Unit Splits

The board of trustees, including our independent trustees, approved a share split in which each of our outstanding common shares and each limited partnership unit of CBRE OP were converted into 1.1974571 common shares and 1.1974571 limited partnership units of CBRE OP, respectively, effective on October 16, 2006. As a result, we have restated all historical share, limited partnership unit, and per share data to give effect to this share split. The share split ratio was based on an independent third party valuation of our existing assets and liabilities of $10.67 per Class A limited partnership unit (before the share split) as compared to a projection of $8.91 per Class A limited partnership unit after the public offering is completed.

Segment Information

Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, established standards for disclosure about operating segments and related disclosure about products and services, geographic areas and major customers. The Company currently operates in one geographic area (the United States). The Company views its operations as one reportable segment (which is comprised of aggregated operating segments), namely the acquisition, development, ownership, and operation of high quality real estate and the financial information disclosed herein represents all of the financial information related to this reportable segment.

CB RICHARD ELLIS REALTY TRUST

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2006 and 2005 and For

The Period July 1, 2004 (Date of Commencement) to December 31, 2004

Cash Equivalents

The Company considers short-term investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2006 and 2005, cash equivalents consisted primarily of investments in money market funds.

Investments in Real Estate

The Company’s investment in real estate is stated at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Building and improvements	39 years
Site improvements	15 years
Tenant improvements	Shorter of the useful lives or the terms of the related leases

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred. As of December 31, 2006 and 2005, the Company owned seven and four real estate investments, respectively.

On September 15, 2004, the Company purchased the REMEC Corporate Campus (“REMEC”), located in San Diego, California, for approximately $26,667,000, with cash of $26,566,000, and an additional $101,000 paid in January of 2005. On November 3, 2004, the Company purchased 300 Constitution Drive (“300 Constitution”), located in Taunton, Massachusetts, for approximately $19,806,000.

On June 21, 2005, the Company acquired Deerfield Commons I, a multi-tenant commercial office building, for approximately $19,577,000. In addition, our wholly owned subsidiary also purchased Deerfield Commons II, an entitled land parcel, for approximately $2,262,000. The properties are located in Alpharetta, Georgia.

On January 9, 2006, the Company acquired the Texas Portfolio with cash of approximately $17,839,000 and the application of a $500,000 purchase deposit totaling approximately $18,339,000. The Texas Portfolio is comprised of the three multi-tenant industrial/warehouse buildings (660 Dorothy, 505 Century and 631 International) located in Allen and Richardson, Texas.

Other Assets

Other assets consist primarily of prepaid insurance and purchase deposits paid in connection with future acquisitions that have not yet been applied to investments in real estate assets. Other assets will be amortized to expense or reclassified to other asset accounts upon being put into service in future periods. Other assets include the following as of December 31, 2006 and 2005 (in thousands):

	2006	2005
Purchase deposit	$—	$500
Prepaid insurance	144	—
Other	9	55

Total	$153	$555

CB RICHARD ELLIS REALTY TRUST

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2006 and 2005 and For

The Period July 1, 2004 (Date of Commencement) to December 31, 2004

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

CB RICHARD ELLIS REALTY TRUST

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2006 and 2005 and For

The Period July 1, 2004 (Date of Commencement) to December 31, 2004

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

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable period ended December 31, 2004. To qualify as a REIT, the Company must distribute annually at least 90% of its adjusted taxable income, as defined in the Code, to its shareholders and satisfy certain other organizational and operating requirements. The Company generally will not be subject to U.S. federal income taxes if it distributes 100% of its taxable income for each year to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income taxes (including any applicable alternative minimum tax) on its taxable income at regular corporate rates and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and to U.S. federal income taxes and excise taxes on its undistributed taxable income. The Company believes that it has met all of the REIT distribution and technical requirements for the years ended December 31, 2006 and 2005, and was not subject to any U.S. federal income taxes. Management intends to continue to adhere to these requirements and maintain the Company’s REIT status.

Revenue Recognition

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, the Company has received irrevocable stand-by letter of credits totaling $3,785,000 and $3,795,000 as security for such leases at December 31, 2006 and 2005, respectively.

Recoveries from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs are recognized as revenue in the period the expenses are incurred. Tenant reimbursements are recognized and presented in accordance with Emerging Issues Task Force Issue 99 – 19, Reporting Revenue Gross as a Principal versus Net as an Agent (“Issue 99 -19”) requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk.

Allowances for uncollectible tenant and deferred rent receivables - Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts.

CB RICHARD ELLIS REALTY TRUST

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2006 and 2005 and For

The Period July 1, 2004 (Date of Commencement) to December 31, 2004

Offering Costs

In connection with the Company’s initial public offering, an affiliate of the Company has incurred legal, accounting, and related costs which will be reimbursed to such affiliate by the Company upon completion of such public offering. Such costs will be deducted from the gross proceeds of the public offering and recorded as a reduction of additional paid-in-capital. The public offering costs incurred through December 31, 2005 are presented on the Consolidated Balance Sheets as deferred offering costs and accrued offering costs. The affiliate, not the Company, advanced monies to pay these costs.

Offering costs incurred through December 31, 2006 totaling $5,071,000 are recorded as a reduction of additional paid-in- capital in the consolidated statement of shareholders’ equity. $261,000 was paid and $4,810,000 represents an accrued offering cost at December 31, 2006.

Deferred Financing Costs

Direct costs incurred in connection with obtaining financing are amortized over the respective term of the loan on a straight-line basis.

Class B and Class C Interests – Related Party

Effective July 1, 2004, REIT Holdings, was granted a Class B interest and a Class C interest in CBRE OP. The Class B interest entitled REIT Holdings to distributions made by CBRE OP in an amount equal to (i) 20% of the distributions of earnings to the partners in excess of distributed earnings of 6% per annum of the aggregate purchase price paid for all outstanding common partnership units in CBRE OP; and (ii) 20% of all net proceeds of any disposition of properties to be distributed to the partners after subtracting (x) the costs of such disposition, (y) the amount of equity capital invested in such property which has not been reinvested or returned to the partners, and (z) an amount equal to a 10% annual, uncompounded rate of return on such invested capital. The Class C interest entitled REIT Holdings to a profits interest which had the right to receive distributions made by CBRE OP in amounts equal to (i) 3% of the aggregate distribution to the Class A partnership unit holders and the holder of the Class C interest, and (ii) up to 3% of the net sales proceeds upon liquidation of the assets of CBRE OP. The Class B interest is subject to redemption by the Company in the event of termination of the Investment Advisory Agreement and the Class C interest was subject to conversion by the Company into Class A limited partnership units upon such termination. In addition, a listing on a public exchange will be deemed a disposition of all properties for purposes of the Class B interest and would have triggered a conversion of the Class C interest into Class A limited partnership units.

The Class B interest is an equity instrument issued to non-employees in exchange for services. Each reporting period, the Company determines the fair value of the Class B interest, records an allocation of earnings/ (loss) to minority interest holder, and adjusts the minority interest balance to reflect the current period change in fair value, if any. Distributions paid on the Class B interest will be recognized as distributions paid to minority interest holder.

Effective October 24, 2006, the board of trustees, including our independent trustees, approved the Amended and Restated Agreement of Limited Partnership of CBRE OP (the “Amended Partnership Agreement”) which modifies the terms of the Class B limited partnership interest so that the holder is entitled to receive distributions made by CBRE OP in an amount equal to 15% of all net proceeds of any disposition of properties to be distributed the partners after subtracting (i) the costs of such distribution, (ii) the amount of equity capital

CB RICHARD ELLIS REALTY TRUST

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2006 and 2005 and For

The Period July 1, 2004 (Date of Commencement) to December 31, 2004

invested in such property which has not been reinvested or returned to the partners, and (iii) an amount equal to 7% annual, uncompounded return on such invested capital. The terms of the termination provision relating to the Class B limited partnership interest were also amended to require its forfeiture in the event the Advisor unilaterally terminates the Investment Advisory Agreement. As a result future changes in the fair value of the Class B interest will be deferred from recognition in the financial statements until a listing of the REIT shares on a public exchange or a change in a control transaction takes place.

The Class C interest was an equity instrument issued to non-employees in exchange for services. Each reporting period prior to the measurement date, the Company determined the fair value of the Class C interest and recorded the current period expense, if any. Subsequent to the measurement date, distributions to the Class C interest were recorded as an allocation of earnings/(loss) to minority interest holder and a distribution paid to the minority interest balance.

On October 24, 2006, the board of trustees, including our independent trustees, approved the exchange of the Class C limited partnership interest in CBRE OP held by REIT Holdings for 216,424 limited partnership units in CBRE OP with an aggregate value of approximately $1,928,000 on the date of exchange. The number of limited partnership units to be received in exchange for the Class C limited partnership interest was based on an independent third party valuation approved by our board of trustees, including our independent trustees.

Loss Per Share

Basic loss per share is computed by dividing loss by the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share further assumes the dilutive effect of stock options, stock warrants and contingently issuable shares, if any. In accordance with SFAS No. 128, Earnings Per Share, as the Company has recorded net losses for the years ended December 31, 2006 and 2005, and for the period from July 1, 2004 (date of commence) to December 31, 2004 the effect, if any, would be anti-dilutive and accordingly common stock equivalents are excluded from the loss per share computation. In addition, no stock options, stock warrants or contingently issuable shares have been issued.

Reclassifications

We have reclassified an increase in security deposits of $1,000 and $7,000 in the consolidated statements of cash flows from operating activities to financing activities for the years ended December 31, 2005 and 2004, respectively to conform to the 2006 consolidated statement of cash flows presentation.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of SFAS 157 are applied. Management is currently evaluating the impact SFAS 159 will have on the Company’s consolidated financial statements.

In October 2006, the Financial Accounting Standards Board issued Financial Accounting Standards Board Staff Position No. FAS 123(R)-5, Amendment of FASB Staff Position FAS 123(R)-5, (“FSP FAS 123(R)-1”) to

CB RICHARD ELLIS REALTY TRUST

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2006 and 2005 and For

The Period July 1, 2004 (Date of Commencement) to December 31, 2004

address whether a change to an equity instrument in connection with an equity restructuring should be considered a modification for the purposes of applying the Financial Accounting Standards Board Staff Position No. FAS 123 (R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Service under FAS Statement No. 123 (R)(“FSP FAS 123(R) - 1. FSP FAS 123(R) states that financial instruments issued to employees in exchange for past or future services are subject to the provision of SFAS 123(R) unless the terms of the award are modified when the holder is no longer an employee. In FSF FAS 123(R)-5, the FASB staff concluded that changes to the terms of an award that are made solely due to an equity restructuring are not considered modifications as described in FSP FAS 123(R) -1 unless the fair value of the award increases, anti-dilution provisions are added, or holders of the same class of equity instruments are treated unequally, FSP FAS 123(R) -5 is effective for the first reporting period beginning after October 10, 2006. The adoption of FSP FAS 123(R) -5 will not have a material impact on the Company’s consolidated financial statements.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurement SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect that the adoption of SFAS 157 will have a material impact on the Company’s consolidated financial statements.

In July 2006, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in measuring income taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 only allows a favorable tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. FIN 48 also provides guidance on the accounting and recording of interest and penalties on uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 will not have a material impact on the Company’s consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 (“SAB 108”) to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2006 and 2005 and For

The Period July 1, 2004 (Date of Commencement) to December 31, 2004

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective dates of acquisition (in thousands):

	REMEC	300 Constitution	Deerfield Commons I	Deerfield Commons II	660 North Dorothy	505 Century	631 International	Total
Land	$11,862	$5,591	$2,053	$2,262	$1,576	$950	$923	$25,217
Site Improvements	—	—	916	—	381	273	216	1,786
Building/Improvements	8,932	13,826	7,784	—	3,438	3,716	2,934	40,630
Tenant Improvements	3,218	733	1,364	—	198	119	285	5,917
Acquired In-Place Lease Value	2,869	2,636	6,687	—	1,231	996	1,098	15,517
Above Market Lease Value	—	—	923	—	31	50	8	1,012
Below-Market Lease Value	(214)	(2,980)	(150)	—	(19)	(8)	(57)	(3,428)

Net Assets Acquired	$26,667	$19,806	$19,577	$2,262	$6,836	$6,096	$5,407	$86,651

Buildings are depreciated over 39 years; Site Improvements over 15 years; Value of In-Place Leases, Above-Market Lease Values and Below-Market Lease Values, are amortized over the remaining lease terms at the time of acquisition of 151 months for REMEC and 101 months for 300 Constitution and various months for Deerfield Commons I, 660 Dorothy, 505 Century and 631 International.

The following is a schedule of future amortization of acquisition related intangible assets as December 31, 2006 (in thousands):

	Acquired In-Place Lease Value	Below Market Lease Value	Above Market Lease Value
2007	$2,389	$405	$190
2008	2,306	401	188
2009	2,062	400	185
2010	1,482	398	87
2011	936	398	2
Thereafter	2,310	569	1

	$11,485	$2,571	$653

CB RICHARD ELLIS REALTY TRUST

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2006 and 2005 and For

The Period July 1, 2004 (Date of Commencement) to December 31, 2004

The amortization of the above and below-market lease values included in rental revenue were $(229,000) and $412,000, respectively, for the year ended December 31, 2006, and $ (131,000) and $382,000, respectively, for the year ended December 31, 2005. The amortization of in-place lease value included in amortization expense was $2,641,000 and $1,272,000 for the years ended December 31, 2006 and 2005, respectively.

During the period July 1, 2004 (date of commencement) to December 31, 2004, the amortization of below-market lease value included in rental revenue was $64,000 and the amortization of in-place lease value included in amortization expense was $119,000.

4. Debt

On November 29, 2005, the Company issued a note payable secured by Deerfield Commons I for $9,725,000, bearing interest at a fixed rate of 5.23% per annum. Interest only payments are due monthly for the first 60 months based on a 360 day year. Payments totaling $53,582 (including principal and interest) are due monthly for the remaining 60 months of the loan term. The loan may be prepaid upon payment of a prepayment fee equal to the yield maintenance on the note. At December 31, 2006 and 2005, the Company has pledged $535,000 and $545,000, respectively, of irrevocable stand-by letters of credit from tenants in the property as collateral for this note payable. CBRE Melody, an affiliate of the Investment Advisor, received a mortgage loan origination fee of approximately $73,000 which was paid at the time the note was issued.

On March 10, 2005, the Company issued a note payable secured by 300 Constitution for $12,000,000. Interest only payments are due monthly at a fixed rate of 4.84% per annum for the term of the note. The loan may be prepaid beginning January 2006 upon payment of a prepayment fee equal to the greater of yield maintenance on the note or 1% of the principal. The principal balance on the note is due on April 1, 2012 and the loan can be extended for three years thereafter at a then current market rate. CBRE Melody, an affiliate of the Investment Advisor, received a mortgage loan origination fee of $90,000 which was paid at the time the note was issued.

On October 25, 2004, the Company issued a note payable secured by REMEC for $13,250,000. In addition, the Company has pledged $3,250,000 of irrevocable stand-by letters of credit, received from the tenant in this property, as collateral for this note payable. Interest only payments are due monthly at a fixed rate of 4.79% per annum for the term of the note. The loan may be prepaid upon payment of a prepayment fee equal to the greater of yield maintenance on the note or 1% of the principal. The principal balance on the note is due on November 1, 2011 and the loan can be extended for three years thereafter at the then current market rate. CBRE Melody, an affiliate of the Investment Advisor, received a mortgage loan origination fee of approximately $112,000 which was paid at the time the note was issued.

The minimum principal payments due for the mortgage loans are as follows as of December 31, 2006 (in thousands):

2007	$—
2008	—
2009	—
2010	—
2011	13,388
Thereafter	21,587

$34,975

CB RICHARD ELLIS REALTY TRUST

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2006 and 2005 and For

The Period July 1, 2004 (Date of Commencement) to December 31, 2004

5. Minimum Future Rents Receivable

The following is a schedule of minimum future rentals to be received on non-cancelable operating leases as of December 31, 2006 (in thousands):

2007	$6,298
2008	6,377
2009	6,007
2010	5,276
2011	4,501
Thereafter	14,949

$43,408

6. Concentrations

Tenant Concentrations

For the year ended December 31, 2006, the tenant in REMEC accounted for approximately $2,573,000 or 30% of total revenues; and the tenant in 300 Constitution accounted for approximately $1,967,000 or 23% of total revenues.

For the year ended December 31, 2005, the tenant in REMEC accounted for approximately $2,477,000 or 45% of total revenues; and the tenant in 300 Constitution accounted for approximately $1,923,000 or 35% of total revenues.

All of the Company’s rental revenues and tenant reimbursements, totaling approximately $1,033,000 for the period ended December 31, 2004, were generated from two tenants. REMEC Defense and Space Incorporated, the tenant in REMEC Corporate Campus, accounted for approximately $630,000, or 61%, of total revenues; and Chadwick’s of Boston, Incorporated, the tenant in 300 Constitution, accounted for approximately $403,000, or 39%, of total revenues. The tenant of 300 Constitution has the right of first offer if the Company decides to sell the property. The leases under which the tenants occupy the properties expire in April 2017 for the tenant in REMEC and March 2013 for the tenant in 300 Constitution.

The Company has a single tenant property, REMEC, which is leased and occupied by REMEC Defense & Space, Inc. (a subsidiary of Cobham Defense Electronic System Corp. (CDES), previously known as Chelton Microwave Corporation, its parent, in the United States of America) which represents a concentration of credit risk. The REMEC Defense & Space, Inc. lease is guaranteed by CDES. The consolidated condensed financial information of CDES as of December 31, 2006 and 2005 for the years then ended are as follows (in thousands).

Consolidated Condensed Balance Sheet Information (Unaudited):

	2006	2005
Current Assets	$196,491	$144,829
Non Current Assets	346,000	387,662
Current Liabilities	377,507	375,145
Net Equity	164,984	157,346

CB RICHARD ELLIS REALTY TRUST

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2006 and 2005 and For

The Period July 1, 2004 (Date of Commencement) to December 31, 2004

Consolidated Condensed Statements of Operations Information (Unaudited):

	2006	2005
Net Revenue	$347,578	$238,314
Operating Income	84,090	55,150
Net Income	49,805	17,439

Geographic Concentrations

At December 31, 2006, the Company owned seven real estate investments; REMEC, located in San Diego, California; 300 Constitution, located in Taunton, Massachusetts; Deerfield Commons I and Deerfield Commons II located in Alpharetta, Georgia, 660 N. Dorothy and 631 International located in Richardson, Texas; and 505 Century located in Allen, Texas.

Our geographic revenue concentrations for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
California	30.44%	45.15%	60.99%
Georgia	26.50	19.79	0.00
Massachusetts	23.25	35.06	39.01
Texas	19.81	0.00	0.00

Total	100.00%	100.00%	100.00%

Our geographic long-lived assets concentrations as of December 31, 2006 and 2005 are as follows:

	2006	2005
California	30.45%	37.74%
Georgia	23.58	30.41
Massachusetts	25.51	31.85
Texas	20.46	0.00

Total	100.00%	100.00%

7. Asset Management and Other Fees to Related Parties

Pursuant to the agreement between the Company, CBRE OP and the Investment Advisor, (the “Advisory Agreement”), the Investment Advisor and its affiliates perform services relating to the Company’s on going initial public offering and the management of its assets. Items of compensation and equity participation are as follows:

Initial Administration Fee

The Investment Advisor received 1% of gross equity raised in the private offerings. For the period ended December 31, 2004 approximately $569,000 has been paid and has been reflected as a reduction to gross proceeds received from the initial private offerings of common shares. This did not continue for the public offering.

CB RICHARD ELLIS REALTY TRUST

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2006 and 2005 and For

The Period July 1, 2004 (Date of Commencement) to December 31, 2004

Investment Management Fee to Related Party

Prior to October 24, 2006, the Investment Advisor received an annual fee equal to 0.75% of the book value of the total assets, as defined in the Advisory Agreement, based on the assets of CBRE OP. The investment management fee was calculated monthly based on the average of total assets, as defined, during such period. As of October 24, 2006 the Company entered into the Amended Agreements on the terms of the investment management fee to consists of (i) a monthly fee equal to one twelfth of 0.6% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments within the Company’s portfolio and (ii) a monthly fee equal to 7.0% of the aggregate monthly net operating income derived from all real estate investments within the Company’s portfolio. For the years ended December 31, 2006 and 2005 and the period from July 1, 2004 to December 31, 2004, approximately $739,000, $603,000 and $230,000, respectively, of investment management fees were incurred to the Investment Advisor

Affiliate Equity Investment

During 2004, CBRE Investors purchased 269,428 common shares of beneficial interest in the Company for $8.10 per share in a private placement. During the years ended December 31, 2006 and 2005, CBRE Investors sold 18,077 and 8,124 shares, respectively, to employees and related parties.

Subsequent to December 31, 2006, James Orphanides, Trustee purchased 54,348 common shares.

During 2004, REIT Holdings purchased 29,937 common partnership units in CBRE OP at $8.10 per unit in a private placement. In exchange for the services provided to the Company, REIT Holdings was granted a Class B limited partnership interest and a Class C limited partnership interest in CBRE OP. For the years ended December 31, 2006, 2005 and 2004 REIT Holdings earned approximately $961,000, $459,000 and $197,000, respectively, relating to its Class C limited partnership interest in CBRE OP. Included in minority interest is $260,000, $7,000 and $3,000 for the changes in fair value of the Class B interest during years ended December 31, 2006, 2005 and for the period from July 1, 2004 to December 31, 2004, respectively.

Management Services

Affiliates of the Investment Advisor may also provide leasing, brokerage, property management, or mortgage banking services for the Company. For the years ended December 31, 2006, and 2005, CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor, received property management fees of approximately $41,000 and $6,000, respectively. No property management fees were paid to CB Richard Ellis Group, Inc. during the period ended December 31, 2004. For the year ended December 31, 2005, and period ended December 31, 2004, CBRE Melody & Company, an affiliate of the Investment Advisor, received mortgage loan origination fees of approximately $163,000 and $112,000, respectively, which were paid at the time the notes were issued and have been capitalized to deferred financing cost. No mortgage loan origination fees were paid to LJ Melody & Company during the year ended December 31, 2006.

8. Equity Incentive Plan and Performance Bonus Plan

Equity Incentive Plan

The Company has adopted a 2004 equity incentive plan. The purpose of the 2004 equity incentive plan is to provide the Company with the flexibility to use share options and other awards to provide a means of performance-based compensation. Key employees, directors, trustees, officers, advisors, consultants or other

CB RICHARD ELLIS REALTY TRUST

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2006 and 2005 and For

The Period July 1, 2004 (Date of Commencement) to December 31, 2004

personnel of the Company and its subsidiaries or other persons expected to provide significant services to the Company or its subsidiaries, including employees of the Investment Advisor, would be eligible to be granted share options, restricted shares, phantom shares, distribution equivalent rights and other share-based awards under the 2004 equity incentive plan. No awards of any kind have been made under this plan during the years ended December 31, 2006 and 2005 and period ended December 31, 2004.

Performance Bonus Plan

The Company has adopted a 2004 performance bonus plan. Annual bonuses under the Company’s 2004 performance bonus plan are awarded by the Company’s Compensation Committee to selected key employees, including employees of the Investment Advisors, based on corporate factors or individual factors (or a combination of both). Subject to the provisions of the 2004 performance bonus plan, the Compensation Committee will (i) determine and designate those key employees to whom bonuses are to be granted; (ii) determine, consistently with the 2004 performance bonus plan, the amount of the bonus to be granted to any key employee for any performance period; and (iii) determine, consistently with the 2004 performance bonus plan, the terms and conditions of each bonus. Bonuses may be so awarded by the Compensation Committee prior to the commencement of any performance period, during or after any performance period. No bonus shall exceed 200% of the key employee’s aggregate salary for the year. The Compensation Committee may provide for partial bonus payments at target and other levels. Corporate performance hurdles for bonuses may be adjusted by the Compensation Committee in its discretion to reflect (i) dilution from corporate acquisitions and share offerings, and (ii) changes in applicable accounting rules and standards. The Compensation Committee may determine that bonuses shall be paid in cash or shares or other equity-based grants, or a combination thereof. The Compensation Committee may also provide that any such share grants be made under the Company’s 2004 equity incentive plan or any other equity-based plan or program the Company may establish. The Compensation Committee may provide for programs under which the payment of bonuses may be deferred at the election of the employee. No bonuses were awarded and no bonus related expenses were incurred by the Company during the years ended December 31, 2006 and 2005 and period ended December 31, 2004.

9. Shareholders’ Equity

Under our declaration of trust, we had the authority to issue a total of 1,000,000,000 shares of beneficial interest. Of the total shares authorized, 990,000,000 shares are designated as common shares with a par value of $0.01 per share and 10,000,000 shares are designated as preferred shares.

During the period from July 1, 2004 (date of commencement) to December 31, 2004, the Company issued 6,967,762 common shares of beneficial interest. Funds from the sale of shares were subsequently invested in CBRE OP, with the Company holding 6,967,762 common operating partnership units of CBRE OP. REIT Holdings, an affiliate of the Investment Advisor, holds 29,937 common partnership units which creates the minority interest balance upon consolidation. CBRE OP currently has two classes of interest entitled the “Class A Interest,” (limited partnership units) and the “Class B Interest”. Limited partnership units or new classes of Partnership Interests may be issued to newly admitted partners in exchange for the contribution by such partners of cash, real estate partnership interests, stock, notes or other assets or consideration. A Class B Interest was also issued to REIT Holdings. The Class B Interest held by REIT Holdings is entitled to certain distributions, as described in Note 2, and is subject to certain transfer restrictions. The Class C Interest was also issued and held by REIT Holdings and was also entitled to certain distributions and subject to certain transfer restrictions. On October 24, 2006, the Class C interest was exchanged for 216,424 limited partnership units in CBRE OP.

CB RICHARD ELLIS REALTY TRUST

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2006 and 2005 and For

The Period July 1, 2004 (Date of Commencement) to December 31, 2004

The registration statement relating to our initial public offering was declared effective on October 24, 2006. CNL Securities Corp. is the dealer manager of our offering. The registration statement covers up to $2,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by CBRE Advisors LLC, the Investment Advisor, or another firm we choose for that purpose.

During the years ended December 31, 2006, and 2005 and period ended December 31, 2004, the Company repurchased 32,331, 0 and 0 shares of common stock, respectively, under the Company Share Redemption Program.

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

The following table reconciles the distributions declared per common share to the distributions paid per common share during the years ended December 31, 2006 and 2005 and period ended December 31, 2004:

	2006	2005	2004
Distributions declared per common share	$0.50	$0.418	$0.08
Less: Distributions declared in the current period, and paid in the subsequent period	(0.125)	(0.125)	(0.08)
Add: Distributions declared in the prior year, and paid in the current year	0.125	0.08	—

Distributions paid per common share	$0.50	$0.373	$0.00

The income tax treatment for distributions reportable for the years ended December 31, 2006 and 2005 and period ended December 31, 2004 as identified above, were as follows (unaudited):

	2006		2005		2004
Ordinary Income	$0.264	52.8%	$0.217	52.0%	$0.080	100.0%
Return of capital	0.236	47.2	0.201	48.0	0.000	0.0

	$0.500	100.0%	$0.418	100.0%	$0.080	100.0%

CB RICHARD ELLIS REALTY TRUST

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2006 and 2005 and For

The Period July 1, 2004 (Date of Commencement) to December 31, 2004

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

The following table summarizes our financial instruments and their calculated fair value at December 31, 2006, 2005 and 2004 (dollars in thousands):

	Book Value			Fair Value
Financial Instrument	2006	2005	2004	2006	2005	2004
Notes Payable	$34,975	$34,975	$13,250	$33,652	$34,427	$13,250

12. Comments and Contingencies

Litigation – In the ordinary course of business, the Company may be subject to litigation. Currently, neither the Company nor any of the properties are presently subject to any litigation nor, to our knowledge, is any litigation threatened against any of them.

Environmental Matters – The Company is not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that the Company believes would require additional disclosure or the recording of a loss contingency.

13. Quarterly Financial Information (unaudited)

Summarized quarterly financial data for the years ended December 31, 2006 and 2005 was as follows:

	2006 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousand, except per share amounts)
Revenues from operations	$2,061	$2,104	$2,092	$2,203
Net Loss	(253)	(1,131)	(613)	(487)
Net Loss per common share-basic and diluted	(0.04)	(0.16)	(0.09)	(0.06)

	2005 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousand, except per share amounts)
Revenues from operations	$1,093	$1,142	$1,579	$1,672
Net Income (Loss)	220	131	(195)	(248)
Net Income (Loss) per common share-basic and diluted	0.04	0.01	(0.03)	(0.03)

14. Subsequent Events

From January 1, 2007 through March 30, 2007, the Company received gross proceeds of approximately $19,531,818 from the sale of 1,953,204 shares.

On March 28, 2007, the Company entered into a purchase agreement with an unrelated third party to acquire, subject to customary closing conditions, 602 Central Boulevard located in Coventry, England, United Kingdom. The contract purchase price for 602 Central Boulevard is £11,200,000 ($21,840,000 assuming an

CB RICHARD ELLIS REALTY TRUST

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2006 and 2005 and For

The Period July 1, 2004 (Date of Commencement) to December 31, 2004

exchange rate of $1.95/£1.00) exclusive of transaction costs, financing fees and working capital reserves. The Company anticipates that the acquisition will be funded from proceeds from its initial public offering and mortgage financings that it intends to obtain in connection with the acquisition. The property consists of a three-story office building and a surface parking lot completed in 2002. The office building is 100% leased to Capita Business Systems, part of the Capita Group, one of the UK’s largest business process outsourcing firms. The Company anticipates that the acquisition of 602 Central Boulevard will be consummated during the second quarter of 2007.

Schedule III – Properties and Accumulated Depreciation Through December 31, 2006 (in Thousands)

	REMEC	300 Constitution	Deerfield Commons I	Deerfield Commons II	660 North Dorothy	505 Century Parkway	631 International Parkway
Encumbrances, net	$13,250	$12,000	$9,725	$—	$—	$—	$—
Initial Cost to the real estate entity that acquired property:
Land	11,862	5,591	2,053	2,262	1,576	950	923
Site Improvements	—	—	976	—	381	273	216
Building and Improvements	8,932	13,826	7,786	—	3,438	3,716	2,934
Tenant Improvements	3,218	733	1,364	—	198	119	285

Acquisition Costs	24,012	20,150	12,119	2,262	5,593	5,058	4,358
Improvements subsequent to purchase date	—	—	483	—	—	—	—

Total Costs	$24,012	$20,150	$12,602	$2,262	$5,593	$5,058	$4,358

Accumulated Depreciation and Amortization	(1,111)	(957)	(854)	—	(158)	(167)	(138)
Date Construction Completed	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Investments in real estate:

	December 31, 2006		December 31, 2005	December 31, 2004
Balance, beginning of the period	$58,583		$44,161	$—
Additions during the period
Acquisitions through foreclosure	—		—	—
Acquisitions	15,010		14,381	44,161
Improvements	442		41	—

Balance, end of the period	$74,035		$58,583	$44,161

Accumulated depreciation related to investments in real estate
	December 31, 2006		December 31, 2005	December 31, 2004
Balance, beginning of period	$(1,420	) )	$(215)	$—
Additions during the period	(1,965)		(1,205)	(215)
Deductions during the period	—		—	—

Balance, end of the period	$(3,385)		$(1,420)	$(215)

The aggregate gross cost of our investments in real estate for federal income tax purposes approximated $87.3 million, $68.4 million and $46.5 million as of December 31, 2006, and 2005 and 2004.