Form 10-Q
period 2007-03-31
CB RICHARD ELLIS REALTY TRUST
filed 2007-05-15
CIK 1297587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the registrant’s common shares, $0.01 par value, was 13,245,473 as of May 8, 2007

CB RICHARD ELLIS REALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Balance Sheets

as of March 31, 2007 and December 31, 2006 (unaudited)

(In Thousands, Except Share Data)

	March 31, 2007	December 31, 2006
ASSETS
Investments in Real Estate:
Land	$25,217	$25,217
Site Improvements	1,787	1,787
Buildings and Improvements	40,665	40,662
Tenant Improvements	6,410	6,369

	74,079	74,035
Less: Accumulated Depreciation and Amortization	(3,884)	(3,385)

Net Investments in Real Estate	70,195	70,650
Cash and Cash Equivalents	37,562	14,021
Accounts and Other Receivables	59	74
Deferred Rent	342	297
Acquired Above Market Leases, Net of Accumulated Amortization of $412 and $360, respectively	601	653
Acquired In-Place Lease Value, Net of Accumulated Amortization of $4,670 and $4,032, respectively	10,847	11,485
Deferred Financing Costs, Net of Accumulated Amortization of $125 and $110, respectively	342	357
Lease Commissions, Net of Accumulated Amortization of $18 and $12, respectively	162	117
Other Assets	1,293	153

Total Assets	$121,403	$97,807

LIABILITIES AND SHAREHOLDERS’ EQUITY LIABILITIES
Notes Payable	$34,975	$34,975
Security Deposits	147	104
Accounts Payable and Accrued Expenses	1,043	1,316
Accrued Offering Costs Payable to Related Party	4,807	4,810
Distributions Payable	1,124	892
Acquired Below Market Leases, Net of Accumulated Amortization of $961 and $858, respectively	2,468	2,571
Investment Management Fee Payable to Related Party	237	166

Total Liabilities	44,801	44,834
MINORITY INTEREST	1,595	1,629
SHAREHOLDERS’ EQUITY
Common Stock, $.01 par value, 990,000,000 shares authorized; 10,836,326 and 8,056,012 issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	108	81
Additional Paid-in-Capital	85,798	60,906
Accumulated Deficit	(10,899)	(9,643)

Total Shareholders’ Equity	75,007	51,344

Total Liabilities and Shareholders’ Equity	$121,403	$97,807

See accompanying notes to consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2007 and 2006 (unaudited)

(In Thousands, Except Share Data)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
REVENUES
Rental	$1,683	$1,704
Tenant Reimbursements	485	357

	2,168	2,061

EXPENSES
Operating and Maintenance	223	210
Property Taxes	295	210
Interest	446	445
General and Administrative	223	116
Investment Management Fee to Related Party	237	121
Class C Fee to Related Party	—	118
Depreciation and Amortization	1,143	1,105

	2,567	2,325

INTEREST AND OTHER INCOME	264	14

LOSS BEFORE MINORITY INTEREST	(135)	(250)
MINORITY INTEREST	(3)	3

NET LOSS	$(132)	$(253)

Basic and Diluted Net Loss per Share	$(0.015)	$(0.043)
Weighted Average Common Shares Outstanding—Basic and Diluted	8,987,691	5,818,799

See accompanying notes to consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2007 and 2006 (unaudited)

(In Thousands)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(132)	$(253)
Adjustments to Reconcile Net Loss to Net Cash Flows Provided by Operating Activities:
Minority Interest	(3)	3
Depreciation and Amortization of Building and Improvements	499	469
Amortization of Deferred Financing Cost	15	14
Amortization of Acquired In-Place Lease Value	638	637
Amortization of Above and Below Market Leases	(51)	(56)
Amortization of Lease Commissions	6	—
Class C Fee to Related Party	—	91
Changes in Assets and Liabilities:
Accounts and Other Receivables	15	(3)
Deferred Rent	(45)	(51)
Other Assets	(39)	(110)
Accounts Payable and Accrued Expenses	(273)	33
Investment Management Fee Payable to Related Party	71	—

Net Cash Flows Provided By Operating Activities	701	774

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Texas Portfolio	—	(17,839)
Purchase Deposit - 602 Central Blvd. Coventry, England	(1,101)	—
Lease Commissions	(51)	—
Improvements to Investments in Real Estate	(44)	(2)

Net Cash Flows Used in Investing Activities	(1,196)	(17,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Common Stocks – Public Offering	27	—
Proceeds from Additional Capital – Public Offering and Dividend Reinvestment	26,422	—
Payment of Public Offering Cost	(1,533)	—
Payment of Distributions	(892)	(873)
Distribution to Minority Interest	(31)	(4)
Security Deposits	43	72

Net Cash Flows Provided by (Used in) Financing Activities	24,036	(805)

Net Increase (Decrease) in Cash and Cash Equivalents	23,541	(17,872)
Cash and Cash Equivalents, Beginning of Period	14,021	22,231

Cash and Cash Equivalents, End of Period	$37,562	$4,359

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—
Cash Paid During the Period for Interest	$431	$417
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
Distributions Declared and Payable	$1,124	$873

See accompanying notes to consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2007 and the Year Ended December 31, 2006 (unaudited)

(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2006	6,967,762	$70	$55,945	$(3,649)	$52,366
Net Contributions From Public Offering of Common Shares, $0.01 Par Value	1,120,581	11	10,570	—	10,581
Costs Associated with Public Offering	—	—	(5,071)	—	(5,071)
Redemption of Common Shares	(32,331)	—	(259)	—	(259)
Class C Fee to Related Party	—	—	91	—	91
Exchange of Class C Interest for Class A
OP Units and Modification of Class B Interest	—	—	(370)	—	(370)
Distributions	—	—	—	(3,510)	(3,510)
Net Loss	—	—	—	(2,484)	(2,484)

Balance at December 31, 2006	8,056,012	81	60,906	(9,643)	51,344
Net Contributions From Public Offering of Common Shares, $0.01 Per Value	2,780,314	27	26,422	—	26,449
Costs Associated with Public Offering	—	—	(1,530)	—	(1,530)
Distributions	—	—	—	(1,124)	(1,124)
Net Loss	—	—	—	(132)	(132)

Balance at March 31, 2007	10,836,326	$108	$85,798	$(10,899)	$75,007

See accompanying notes to consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2007 and 2006 (unaudited)

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

The registration statement relating to our initial public offering was declared effective on October 24, 2006. CNL Securities Corp. is the dealer manager of our offering. The registration statement covers up to $2,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by CBRE Advisors LLC, the Investment Advisor, or another firm we choose for that purpose. During the period October 24, 2006 through March 31, 2007, the Company issued 3,900,895 additional common shares of beneficial interest.

The Company operates in an umbrella partnership REIT structure in which its majority-owned subsidiary, CBRE OP, owns, directly or indirectly, substantially all of the properties acquired on behalf of the Company. The Company, as the sole general partner of CBRE OP, owns approximately 98% of the common partnership units therein. REIT Holdings, an affiliate of the Investment Advisor, holds the remaining interest through 246,361 limited partnership units representing approximately a 2% ownership interest in the total limited partnership units. In exchange for services provided to the Company relating to its formation and future services, REIT Holdings also owns a Class B limited partnership interest (“Class B interest”). The Investment Advisor is affiliated with the Company in that the two entities have common officers and trustees, some of whom also own equity interests in the Investment Advisor and the Company. All business activities of the Company are managed by the Investment Advisor.

Unless the context otherwise requires or indicates, references to “CBRE REIT,” “we,” “our,” and “us” refer to the activities of and the assets and liabilities of the business and operations of CB Richard Ellis Realty Trust and its subsidiaries.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2007 and 2006 (unaudited)

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under U.S. GAAP for complete financial statements. The consolidated financial statements and notes thereto should be read in conjunction with the Company’s current Annual Report on Form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2006.

Principles of Consolidation

Because the Company is the sole general partner of CBRE OP and has majority control over its management and major operating decisions, the accounts of CBRE OP are consolidated in the Company’s financial statements. The interests of REIT Holdings are reflected in minority interest in the accompanying consolidated financial statements. All significant inter-company accounts and transactions are eliminated in consolidation. CB Richard Ellis Investors, LLC (“CBRE Investors”), an affiliate of the Investment Advisor, also owns an interest in the Company through its ownership of 243,227 common shares of beneficial interest at March 31, 2007 and December 31, 2006, respectively.

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

Common Share and Limited Partnership Unit Splits

The Company’s board of trustees, including the independent trustees, approved a share split in which each of the Company’s outstanding common shares and each limited partnership unit of CBRE OP were converted into 1.1974571 common shares and 1.1974571 limited partnership units of CBRE OP, respectively, effective on October 16, 2006. As a result, the Company has restated all historical shares, limited partnership unit, and per share data to give effect to this share split. The share split ratio was based on an independent third party valuation of the Company’s existing assets and liabilities of $10.67 per Class A limited partnership unit (before the share split) as compared to a projection of $8.91 per Class A limited partnership unit after the public offering is completed.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2007 and 2006 (unaudited)

Cash Equivalents

The Company considers short-term investments with a maturity of three months or less when purchased to be cash equivalents. As of March 31, 2007 and December 31, 2006 cash equivalents consisted primarily of investments in money market funds.

Investments in Real Estate

The Company’s investment in real estate is stated at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Buildings and improvements	39 years
Site improvements	15 years
Tenant improvements	Shorter of the useful lives or the terms of the related leases

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred. As of March 31, 2007 and December 31, 2006, the Company owned seven real estate investments, respectively.

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

Other Assets

Other assets consist primarily of prepaid insurance and purchase deposits paid in connection with future acquisitions that have not yet been applied to investments in real estate assets. Other assets will be amortized to expense or reclassified to other asset accounts upon being put into service in future periods. Other assets include the following as of March 31, 2007 and December 31, 2006 (in thousands):

	2007	2006
Purchase deposit	$1,101	$—
Prepaid property tax	75	—
Prepaid insurance	108	144
Other	9	9

Total	$1,293	$153

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2007 and 2006 (unaudited)

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2007 and 2006 (unaudited)

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable period ended December 31, 2004. To qualify as a REIT, the Company must distribute annually at least 90% of its adjusted taxable income, as defined in the Code, to its shareholders and satisfy certain other organizational and operating requirements. The Company generally will not be subject to U.S. federal income taxes if it distributes 100% of its taxable income for each year to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income taxes (including any applicable alternative minimum tax) on its taxable income at regular corporate rates and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and to U.S. federal income taxes and excise taxes on its undistributed taxable income. The Company believes that it has met all of the REIT distribution and technical requirements for the three months ended March 31, 2007 and the year ended December 31, 2006, and was not subject to any U.S. federal income taxes. Management intends to continue to adhere to these requirements and maintain the Company’s REIT status.

Revenue Recognition

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, the Company has received irrevocable stand-by letter of credits totaling $3,785,000 as security for such leases at March 31, 2007 and December 31, 2006.

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

Allowances for uncollectible tenant and deferred rent receivables—Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts.

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

Offering costs incurred through March 31, 2007 totaling $6,601,000 are recorded as a reduction of additional paid-in- capital in the consolidated statement of shareholders’ equity. $1,794,000 was paid and $4,807,000 represents an accrued offering costs payable at March 31, 2007.

Deferred Financing Costs

Direct costs incurred in connection with obtaining financing are amortized over the respective term of the loan on a straight-line basis, which approximates the effective interest method.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2007 and 2006 (unaudited)

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

The Class B interest is an equity instrument issued to non-employees in exchange for services. Prior to the modification of the Class B interest on October 24, 2006, the Company determined the fair value of the Class B interest, recorded an allocation of earnings/ (loss) to minority interest holder, and adjusted the minority interest balance to reflect the current period change in fair value, if any.

Effective October 24, 2006, including the board of trustees, including our independent trustees, approved the Amended and Restated Agreement of Limited Partnership of CBRE OP (the “Amended Partnership Agreement”) which modified the terms of the Class B limited partnership interest so that the holder is entitled to receive distributions made by CBRE OP in an amount equal to 15% of all net proceeds of any disposition of properties to be distributed to the partners after subtracting (i) the costs of such distribution, (ii) the amount of equity capital invested in such property which has not been reinvested or returned to the partners, and (iii) an amount equal to 7% annual, uncompounded return on such invested capital. The terms of the termination provision relating to the Class B limited partnership interest were also amended to require its forfeiture in the event the Advisor unilaterally terminates the Investment Advisory Agreement. As a result future changes in the fair value of the Class B interest will be deferred from recognition in the financial statements until a listing of the common shares on a national securities exchange or a change in a control transaction takes place.

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

On October 24, 2006, the board of trustees, including the independent trustees, approved the exchange of the Class C limited partnership interest in CBRE OP held by REIT Holdings for 216,424 limited partnership units in CBRE OP with an aggregate value of approximately $1,928,000 on the date of exchange. The number of limited partnership units received in exchange for the Class C limited partnership interest was based on an independent third party valuation approved by the board of trustees, including the independent trustees.

Net Loss Per Share

Basic net loss per share is computed by dividing loss by the weighted average number of common shares outstanding during each period. The computation of diluted net loss per share further assumes the dilutive effect of stock options, stock warrants and contingently issuable shares, if any. In accordance with SFAS No. 128, Earnings Per Share, as the Company has recorded net losses for the three months ended March 31, 2007 and 2006, common stock equivalents are excluded from the net loss per share computation as it would be anti-dilutive. In addition, no stock options, stock warrants or contingently issuable shares have been issued.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2007 and 2006 (unaudited)

Unaudited Interim Condensed Consolidated Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America. The condensed consolidated financial statement as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 and related footnote disclosures are unaudited. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable.

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

In October 2006, the Financial Accounting Standards Board issued Financial Accounting Standards Board Staff Position No. FAS 123(R)-5, Amendment of FASB Staff Position FAS 123(R)-5, (“FSP FAS 123(R)-1”) to address whether a change to an equity instrument in connection with an equity restructuring should be considered a modification for the purposes of applying the Financial Accounting Standards Board Staff Position No. FAS 123 (R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Service under FAS Statement No. 123 (R)(“FSP FAS 123(R)—1. FSP FAS 123(R) states that financial instruments issued to employees in exchange for past or future services are subject to the provision of SFAS 123(R) unless the terms of the award are modified when the holder is no longer an employee. In FSF FAS 123(R)-5, the FASB staff concluded that changes to the terms of an award that are made solely due to an equity restructuring are not considered modifications as described in FSP FAS 123(R) -1 unless the fair value of the award increases, anti-dilution provisions are added, or holders of the same class of equity instruments are treated unequally, FSP FAS 123(R) -5 is effective for the first reporting period beginning after October 10, 2006. The adoption of FSP FAS 123(R) -5 did not have a material impact on the Company’s consolidated financial statements.

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

In July 2006, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in measuring income taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 only allows a favorable tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. FIN 48 also provides guidance on the accounting and recording of interest and penalties on uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2007 and 2006 (unaudited)

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective dates of acquisition (in thousands):

	REMEC	300 Constitution	Deerfield Commons I	Deerfield Commons II	660 North Dorothy	505 Century	631 International	Total
Land	$11,862	$5,591	$2,053	$2,262	$1,576	$950	$923	$25,217
Site Improvements	—	—	916	—	381	273	216	1,786
Buildings/Improvements	8,932	13,826	7,784	—	3,438	3,716	2,934	40,630
Tenant Improvements	3,218	733	1,364	—	198	119	285	5,917
Acquired In-Place Lease Value	2,869	2,636	6,687	—	1,231	996	1,098	15,517
Above Market Lease Value	—	—	923	—	31	50	8	1,012
Below-Market Lease Value	(214)	(2,980)	(150)	—	(19)	(8)	(57)	(3,428)

Net Assets Acquired	$26,667	$19,806	$19,577	$2,262	$6,836	$6,096	$5,407	$86,651

Buildings are depreciated over 39 years; Site Improvements over 15 years; Value of In-Place Leases, Above-Market Lease Values and Below-Market Lease Values, are amortized over the remaining lease terms at the time of acquisition of 151 months for REMEC and 101 months for 300 Constitution and various months for Deerfield Commons I, 660 Dorothy, 505 Century and 631 International.

The following is a schedule of future amortization of acquisition related intangible assets as March 31, 2007 (in thousands):

	Acquired In-Place Lease Value	Below Market Lease Value	Above Market Lease Value
2007 (Nine months ending December 31, 2007)	$1,824	$302	$138
2008	2,305	401	188
2009	2,061	400	185
2010	1,481	398	87
2011	935	398	2
Thereafter	2,241	569	1

	$10,847	$2,468	$601

The amortization of the above and below-market lease values included in rental revenue were $(52,000) and $103,000, respectively, for the three months ended March 31, 2007, and $ (47,000) and $103,000, respectively, for the three months ended March 31, 2006. The amortization of in-place lease value included in amortization expense was $638,000 for the three months ended March 31, 2007 and 2006, respectively.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2007 and 2006 (unaudited)

4. Debt

On November 29, 2005, the Company issued a note payable secured by Deerfield Commons I for $9,725,000, bearing interest at a fixed rate of 5.23% per annum. Interest only payments are due monthly for the first 60 months based on a 360 day year. Payments totaling $53,582 (including principal and interest) are due monthly for the remaining 60 months of the loan term. The loan may be prepaid upon payment of a prepayment fee equal to the yield maintenance on the note. At March 31, 2007 and December 31, 2006, the Company has pledged $535,000 of irrevocable stand-by letters of credit from tenants in the property as collateral for this note payable. CBRE Melody, an affiliate of the Investment Advisor, received a mortgage loan origination fee of approximately $73,000 which was paid at the time the note was issued.

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

The minimum principal payments due for the mortgage loans are as follows as of March 31, 2007 (in thousands):

2007 (Nine months ending December 31, 2007)	$—
2008	—
2009	—
2010	—
2011	13,388
Thereafter	21,587

$34,975

5. Minimum Future Rents Receivable

The following is a schedule of minimum future rentals to be received on non-cancelable operating leases as of March 31, 2007 (in thousands):

2007 (Nine months ending December 31, 2007)	$4,712
2008	6,377
2009	6,007
2010	5,276
2011	4,501
Thereafter	14,896

$41,7690

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2007 and 2006 (unaudited)

6. Concentrations

Tenant Concentrations

For the three months ended March 31, 2007, the tenant in REMEC accounted for approximately $648,000 or 30% of total revenues and the tenant in 300 Constitution accounted for approximately $489,000 or 23% of total revenues.

For the three months ended March 31, 2006, the tenant in REMEC accounted for approximately $629,000 or 31% of total revenues and the tenant in 300 Constitution accounted for approximately $442,000 or 21% of total revenues.

The tenant of 300 Constitution has the right of first offer if the Company decides to sell the property. The leases under which the tenants occupy the properties expire in April 2017 for the tenant in REMEC and March 2013 for the tenant in 300 Constitution.

Geographic Concentrations

At March 31, 2007, the Company owned seven real estate investments; REMEC, located in San Diego, California; 300 Constitution, located in Taunton, Massachusetts; Deerfield Commons I and Deerfield Commons II located in Alpharetta, Georgia, 660 N. Dorothy and 631 International located in Richardson, Texas and 505 Century located in Allen, Texas.

Our geographic revenue concentrations for the three months ended March 31, 2007 and 2006 are as follows:

	2007	2006
California	29.88%	30.55%
Georgia	27.54	26.07
Massachusetts	22.55	21.44
Texas	20.03	21.94

Total	100.00%	100.00%

Our geographic long-lived asset concentrations as of March 31, 2007 and December 31, 2006 are as follows:

	2007	2006
California	30.65%	30.45%
Georgia	23.29	23.58
Massachusetts	25.62	25.51
Texas	20.44	20.46

Total	100.00%	100.00%

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2007 and 2006 (unaudited)

7. Investment Management and Other Fees to Related Parties

Pursuant to the agreement between the Company, CBRE OP and the Investment Advisor, (the “Advisory Agreement”), the Investment Advisor and its affiliates perform services relating to the Company’s on going initial public offering and the management of its assets. Items of compensation and equity participation are as follows

Investment Management Fee to Related Party

Prior to October 24, 2006, the Investment Advisor received an annual fee equal to 0.75% of the book value of the total assets, as defined in the Advisory Agreement, based on the assets of CBRE OP. The investment management fee was calculated monthly based on the average of total assets, as defined, during such period. On October 24, 2006, the board of trustees, including our independent trustees, approved and the Company entered into the Amended and Restated Agreement of Limited Partnership of CBRE OP (the “Amended Partnership Agreement”) and the Amended and Restated Advisory Agreement (the “Amended Advisory Agreement” and, together with the Amended Partnership Agreement, the “Amended Agreements”). The Company entered into the Amended Agreements which provides an investment management fee of (i) a monthly fee equal to one twelfth of 0.6% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments within the Company’s portfolio and (ii) a monthly fee equal to 7.0% of the aggregate monthly net operating income derived from all real estate investments within the Company’s portfolio. For the three months ended March 31, 2007 and 2006, approximately $237,000 and $121,000, respectively, of investment management fees were incurred to the Investment Advisor.

Affiliate Equity Investment

During 2004, CBRE Investors purchased 269,428 common shares of beneficial interest in the Company for $8.10 per share in a private placement. During the three months ended March 31, 2007 and 2006, CBRE Investors sold none and 11,652 shares, respectively, to employees and related parties.

James Orphanides, one of the Company’s trustees, purchased 54,348 common shares during the three months ended March 31, 2007.

During 2004, REIT Holdings purchased 29,937 common partnership units in CBRE OP at $8.10 per unit in a private placement. In exchange for the services provided to the Company, REIT Holdings was granted a Class B limited partnership interest and a Class C limited partnership interest in CBRE OP. For the three months ended March 31, 2006, REIT Holdings earned approximately $118,000, relating to its Class C limited partnership interest in CBRE OP. Included in minority interest is $4,000 for the changes in fair value of the Class B interest during the three months ended March 31, 2006. On October 24, 2006, the Class B limited partnership was modified and the Class C limited partnership interest was exchanged for Class A OP units (see Note 2).

Management Services

Affiliates of the Investment Advisor may also provide leasing, brokerage, property management, or mortgage banking services for the Company. For the three months ended March 31, 2007 and 2006, CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor, received property management fees of approximately $9,000 and $11,000, respectively. No leasing, brokerage or mortgage banking fees were paid to affiliate of the Investment Advisor for the three months ended March 31, 2007 and 2006.

8. Equity Incentive Plan and Performance Bonus Plan

Equity Incentive Plan

The Company has adopted a 2004 equity incentive plan. The purpose of the 2004 equity incentive plan is to provide the Company with the flexibility to use share options and other awards to provide a means of performance-based compensation. Key employees, directors, trustees, officers, advisors, consultants or other personnel of the Company and its subsidiaries or other persons expected to provide significant services to the Company or its subsidiaries, including employees of the Investment Advisor, would be eligible to be granted share options, restricted shares, phantom shares, distribution equivalent rights and other share-based awards under the 2004 equity incentive plan. No awards of any kind have been made under this plan during periods ended March 31, 2007 and 2006.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2007 and 2006 (unaudited)

Performance Bonus Plan

The Company has adopted a 2004 performance bonus plan. Annual bonuses under the Company’s 2004 performance bonus plan are awarded by the Company’s Compensation Committee to selected key employees, including employees of the Investment Advisor, based on corporate factors or individual factors (or a combination of both). Subject to the provisions of the 2004 performance bonus plan, the Compensation Committee will (i) determine and designate those key employees to whom bonuses are to be granted; (ii) determine, consistently with the 2004 performance bonus plan, the amount of the bonus to be granted to any key employee for any performance period; and (iii) determine, consistently with the 2004 performance bonus plan, the terms and conditions of each bonus. Bonuses may be so awarded by the Compensation Committee prior to the commencement of any performance period, during or after any performance period. No bonus shall exceed 200% of the key employee’s aggregate salary for the year. The Compensation Committee may provide for partial bonus payments at target and other levels. Corporate performance hurdles for bonuses may be adjusted by the Compensation Committee in its discretion to reflect (i) dilution from corporate acquisitions and share offerings, and (ii) changes in applicable accounting rules and standards. The Compensation Committee may determine that bonuses shall be paid in cash or shares or other equity-based grants, or a combination thereof. The Compensation Committee may also provide that any such share grants be made under the Company’s 2004 equity incentive plan or any other equity-based plan or program the Company may establish. The Compensation Committee may provide for programs under which the payment of bonuses may be deferred at the election of the employee. No bonuses were awarded and no bonus related expenses were incurred by the Company during the periods ended March 31, 2007 and 2006, respectively.

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

The registration statement relating to the Company’s initial public offering was declared effective on October 24, 2006. CNL Securities Corp. is the dealer manager of our offering. The registration statement covers up to $2,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by CBRE Advisors LLC, the Investment Advisor, or another firm the Company chooses for that purpose.

During the three months ended March 31, 2007 and the year ended December 31, 2006, the Company repurchased none and 32,331 common shares, respectively, under the Company’s Share Redemption Program.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2007 and 2006 (unaudited)

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

The following table reconciles the distributions declared per common share to the distributions paid per common share during the three months ended March 31, 2007 and 2006:

	2007	2006
Distributions declared per common share	$0.125	$0.125
Less: Distributions declared in the current period, and paid in the subsequent period	(0.125)	(0.125)
Add: Distributions declared in the prior year, and paid in the current year	0.125	0.125

Distributions paid per common share	$0.125	$0.125

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

The following table summarizes our financial instruments and their calculated fair value at March 31, 2007 and December 31, 2006, (dollars in thousands):

	Book Value		Fair Value
Financial Instrument	2007	2006	2007	2006
Notes Payable	$34,975	$34,975	$33,803	$33,652

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

13. Subsequent Events

From April 1, 2007 through May 8, 2007, the Company received gross proceeds of approximately $24,087,114 from the sale of 2,409,147 shares.

On April 27, 2007, the Company acquired a fee interest in 602 Central Boulevard, a property located in Coventry, England, United Kingdom. The contract purchase price for 602 Central Boulevard was £11,200,000 ($22,284,000 using the weighted exchange rate of $1.99/£1.00) exclusive of transaction costs, financing fees and working capital reserves. The acquisition was funded from proceeds from our initial public offering and mortgage financings. The property consists of a three-story office building and a surface parking lot completed in 2002. The office building is 100% leased, through February 28, 2017, to Capita Business Services Limited (the “Tenant”), part of The Capita Group plc, one of the UK’s largest business process outsourcing firms and guarantor of the lease. The Tenant has the one time right to break the lease on February 28, 2010, provided Tenant has given the landlord not less than nine months prior written notice to the effect that Tenant intends to leave the property. In connection with this acquisition, on April 27, 2007, the Company entered into a £5,500,000 ($10,945,000 assuming an exchange rate of $1.99/£1.00) financing arrangement. The loan is for a term of seven years and bears interest at a variable rate of interest, currently at 6.35% per annum.

CB RICHARD ELLIS REALTY TRUST

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Explanatory Note

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, the notes thereto, and the other financial data included elsewhere in this Form 10-Q.

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

Overview

We are a Maryland real estate investment trust that invests in real estate properties, focusing on office, retail, industrial and multi-family residential properties, as well as other real estate-related assets. We may also utilize our expertise and resources to capitalize on unique opportunities that may exist elsewhere in the marketplace, in which we might also acquire interests in mortgages or other investments where we could seek to acquire the underlying property. We will not invest more than 20% of our total assets in any single investment. In addition, we will seek to maintain a portfolio of geographically diverse assets and may invest up to 30% of our total assets outside of the United States. Investments outside of the United States will be focused in areas in which CB Richard Ellis Investors, LLC, or CBRE Investors, has existing operations or previous investment experience, which today consist of markets in Western Europe (including London, Paris, Milan and Frankfurt), China (including Shanghai and Beijing) and Japan. As of March 31, 2007, we owned seven properties.

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

On October 24, 2006, we commenced an initial public offering of up to $2,000,000,000 in our common shares, 90% of which is offered at a price of $10.00 per share, and 10% of which is offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by CBRE Advisors LLC, the Investment Advisor, or another firm we choose for that purpose. As of May 8, 2007, we had accepted subscriptions from 1,288 investors, issued 6,310,042 common shares and received $63,095,847 in gross proceeds.

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

As of March 31, 2007 we owned the following properties:

Market	Property	Date Acquired	Year Built	Number of Buildings	Approximate Total Acquisition Cost	Net Rentable Sq.ft.	Occupancy
San Diego, CA	REMEC Corporate Campus	9/15/04	1983	4	$26,667,000	132,685	100.0%
Taunton, MA	300 Constitution Drive	11/3/04	1998	1	19,806,000	330,000	100.0
Alpharetta, GA	Deerfield Commons I	6/21/05	2000	1	19,577,000	121,969	94.1
Alpharetta, GA	Deerfield Commons II	6/21/05	—	—	2,262,000	—	—
Richardson, TX	660 North Dorothy	1/9/06	1997	1	6,836,000	120,000	100.0
Richardson, TX	631 International	1/9/06	1998	1	5,407,000	73,112	100.0
Allen, TX	505 Century	1/9/06	1997	1	6,096,000	100,000	50.0

Total:					$86,651,000	877,766	93.5

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

These assessments have a direct impact on net income and revenues. If we assign more fair value to the in-place leases versus buildings and tenant improvements, assigned costs would generally be depreciated over a shorter period, resulting in more depreciation expense and a lower net income on an annual basis. Likewise, if we estimate that more of our leases in-place at acquisition is on terms believed to be above the current market rates for similar properties, the calculated present value of the amount above market would be amortized monthly as a direct reduction to rental revenues and ultimately reduce the amount of net income.

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

Subject to certain limitations, we are obligated to reimburse the Investment Advisor for the organizational and offering costs incurred on our behalf. This treatment is consistent with Staff Accounting Bulletin, or SAB, Topic 1.B.1, which requires that we include all of the costs associated with our operations and formation in our financial statements. These costs will then be analyzed and segregated between those which are organizational in nature, those which are offering-related salaries and other general and administrative expenses of the Investment Advisor and its affiliates, and those which qualify as offering expenses in accordance with SAB Topic 5.A. Organizational costs are expensed as incurred in accordance with AICPA Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. Offering-related salaries and other general and administrative costs of the Investment Advisor and its affiliates will be expensed as incurred, and third-party offering expenses will be taken as a reduction against the net proceeds of the offering within additional paid-in capital, or APIC, in accordance with SAB Topic 5.A. As of March 31, 2007, the Investment Advisor had incurred approximately $6,601,000 in offering costs relating to our initial public offering.

Accounting for Derivative Financial Investments and Hedging Activities

We account for our derivative and hedging activities, if any, in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities ,” as amended, which requires all derivative instruments to be carried at fair value on the balance sheet.

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. We periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within shareholders’ equity. Calculation of a fair value of derivative instruments also requires management to use estimates. Amounts will be reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS 133. The changes in fair value hedges are accounted for by recording the fair value of the derivative instruments on the balance sheet as either assets or liabilities, with the corresponding amount recorded in current period earnings. As of March 31, 2007 and 2006, we did not have any derivative and hedging activities.

Accounting for Share-Based Compensation

We have adopted the fair value based method of accounting for share-based compensation. Under this approach, we recognize an expense for the fair value of any share-based compensation at the time it is granted, as well as for transactions with non-employees in which services are performed in exchange for equity instruments.

Variable Interest Entities

In December 2003, the FASB issued Interpretation 46R, Consolidation of Variable Interest Entities, or FIN 46R. The purpose of this interpretation is to provide guidance on how to identify a variable interest entity, or VIE, and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in any entity will need to consolidate that entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s anticipated losses and/or receive a majority of the VIE’s expected residual returns. As of March 31, 2007, we did not have any investment interests in VIEs.

Results of Operations

Comparison of Three Months Ended March 31, 2007 to Three Months Ended March 31, 2006.

Revenues

Rental

Rental revenue decreased $21,000, or 1%, to $1,683,000 during the three months ended March 31, 2007 as compared to $1,704,000 for the three months ended March 31, 2006. The decrease was due to 505 Century becoming 50% vacant in April 2006, resulting in decrease of rental revenue of $63,000 during the three months ended March 31, 2007, offset by increases in rental revenue of approximately $44,000 at REMEC and Deerfield I.

Tenant Reimbursements

Tenant reimbursements increased $128,000, or 36%, to $485,000 for the three months ended March 31, 2007 compared to $357,000 for the three months ended March 31, 2006, primarily as a result of increased tenant tax expense recovery consistent with the 2007 budget.

Expenses

Operating and Maintenance

Property operating and maintenance expenses remained consistent for the three months ended March 31, 2007 and 2006.

Property Taxes

Property tax expense increased $85,000, or 40%, to $295,000 for the three months ended March 31, 2007 compared to $210,000 for the three months ended March 31, 2006. The increase is based on a combination of increased assessments and tax rates for all properties in the portfolio.

Interest

Interest expense remained consistent for the three months ended March 31, 2007 and 2006.

General and Administrative

General and administrative expense increased $107,000 to $223,000 for the three months ended March 31, 2007 compared to $116,000 for the three months ended March 31, 2006. Of the total increase, $72,000 is due to the increase in directors and officers’ insurance for the three months ended March 31, 2007 as compared to March 31, 2006. In addition, shareholder servicing fees, and other professional fees increased by approximately $35,000 for the three months ended March 31, 2007 as compared to March 31, 2006.

Investment Management Fee and Class C Fee to Related Party

Investment management and Class C fees remained consistent, on a total basis, for the three months ended March 31, 2007 and 2006.

Depreciation and Amortization

Depreciation and amortization expense increased $38,000 or 3.4%, to $1,143,000 for the three months ended March 31, 2007 as compared to $1,105,000 for the three months ended March 31, 2006. The net increase is related to tenant improvement and leasing commission activities at Deerfield I and 660 N. Dorothy.

Interest and Other Income

Interest and other income increased $250,000 to $264,000 for the three months ended March 31, 2007 compared to $14,000 for the three months ended March 31, 2006. The increase was due to the investing of public offering net cash proceeds in interest earning cash equivalents.

Minority Interest

Minority interest decreased $6,000 for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

Financial Condition, Liquidity and Capital Resources

Overview

Our sources of funds will primarily be the net proceeds of our initial public offering, operating cash flows and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements and we do not anticipate a need to raise funds from other than these sources within the next twelve months depending on market conditions, we expect that once the net proceeds of our initial public offering are fully invested, our debt financing will be approximately 65% of the value of the cost of our assets before non-cash reserves and depreciation. The amount of debt we place on an individual property, or the amount of debt incurred by an individual entity in which we invest, may be more or less than 65% of the value of such property or the value of the assets owned by such entity, depending on market conditions and other factors. In fact, depending on market conditions and other factors, we may choose not to place debt on our portfolio or our assets and may choose not to borrow to finance our operations or to acquire properties. Our declaration of trust limits our borrowing to 300% of our net assets unless any excess borrowing is approved by a majority of our independent trustees and is disclosed to our shareholders in our next quarterly report. Our declaration of trust defines “net assets” as our total assets (other than intangibles) at cost, before deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities, calculated at least quarterly by us on a basis consistently applied; provided, however, that during such periods in which we are obtaining regular independent valuations of the current value of its net assets for purposes of enabling fiduciaries of employee benefit plan stockholders to comply with applicable Department of Labor reporting requirements, “net assets” means the greater of (i) the amount determined pursuant to the foregoing and (ii) the assets’ aggregate valuation established by the most recent such valuation report without reduction for depreciation, bad debts or other non-cash reserves. Any indebtedness we do incur will likely be subject to continuing covenants, and we will likely be required to make continuing representations and warranties in connection with such debt. Moreover, some or all of our debt may be secured by some or all of our assets. If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal. If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to such lender. The lender could also sue us or force us into bankruptcy. Any such event would have a material adverse effect on the value of our common shares. We believe that, even without any proceeds raised from our initial public offering, we have sufficient cash flow from operations to continue as a going concern for the next twelve months and into the foreseeable future.

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

Historical Cash Flows

Our net cash provided by operating activities decreased by $73,000, or 9.4% to $701,000, for the three months ended March 31, 2007 compared to $774,000 for the three months ended March 31, 2006. The decrease is primarily related to additional corporate level expenses now that the REIT is public.

Net cash used in investing activities decreased by approximately $16,645,000 to $1,196,000 for the three months ended March 31, 2007, compared to $17,841,000 for the three months ended March 31, 2006. The decrease was the result of differences in our acquisitions during the periods where we acquired the Texas Portfolio of properties during the three months ended March 31, 2006 for $17,839,000 as compared to the payment of a $1,101,000 deposit on the 602 Central Boulevard property in Coventry, England during the three months ended March 31, 2007, a decrease of $16,738,000. The decrease in acquisitions activity was offset by increases in capital improvement and lease commission expenditures of approximately $95,000 in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

Net cash provided by financing activities increased by $24,841,000 to $24,036,000 for the three months ended March 31, 2007 compared to ($805,000) for the three months ended March 31, 2006. The increase is due to the $24,916,000 in net proceeds, after offering costs, received from the public offering, offset by an increase in distributions to shareholders and minority interest holder of $46,000 and reduced security deposit collections of $29,000 for the three months ended March 31, 2007.

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

Because FFO excludes depreciation and amortization, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates and operating costs. Management believes that FFO provides useful information to the investment community about our financial performance when compared to other REITs since FFO is generally recognized as the industry standard for reporting the operations of REITs.

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

The following table presents our FFO for the quarter ended March 31, 2007 and 2006 (in thousands):

	Quarter Ended March 31
	2007	2006
Reconciliation of net loss to funds from operations:
Net Loss	$(132)	$(253)
Adjustments:
Minority interest	(3)	3
Class C Fee	—	91
Real estate depreciation and amortization	1,143	1,105

Funds from operations	$1,008	$946

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

In addition, subsequent to March 31, 2007 in connection with the Company’s acquisition of 602 Central Boulevard, CBRERT Coventry Limited, a subsidiary of the Company, entered into a £5,500,000 ($10,945,000 assuming an exchange rate of $1.99/£1.00) financing arrangement with The Royal Bank of Scotland plc. The loan is for a term of seven years with an interest rate of 6.35%.

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

Contractual Obligations and Commitments

The following table provides information with respect to our contractual obligations at March 31, 2007.

	Payments of principal and interest due by period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Note Payable (and interest payments) Collateralized by REMEC Corporate Campus	$16,211,816	$634,675	$1,269,350	$14,307,791	$—
Note Payable (and interest payments) Collateralized by 300 Constitution Drive	14,952,400	580,800	1,161,600	1,161,600	12,048,400
Note Payable (and interest payments) Collateralized by Deerfield Commons I	14,081,199	508,617	1,017,235	1,185,121	11,370,226

Total	$45,245,415	$1,724,092	$3,448,185	$16,654,512	$23,418,626

The Company is committed to pay $4,807,000 in accrued offering costs payable to a related party. The timing of future payments is uncertain.

Income Taxes

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2004. As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute currently to our shareholders. Under the Internal Revenue Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute at least 90% of their annual net taxable income (excluding net capital gains) to their shareholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to state, local and foreign taxes on our income and property and to U.S. federal income and excise taxes on our undistributed income. Beginning January 1, 2007, the Texas Portfolio became subject to the Texas Gross Margin Tax. The impact was that the Company incurred approximately $3,000 of Gross Margin Tax for the three months ended March 31, 2007.

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

We had approximately $35.0 million of outstanding indebtedness, representing approximately 47% of our net assets (or approximately 40% of the cost of our assets including intangibles), as of March 31, 2007. Approximately $13.3 million of such indebtedness matures on November 1, 2011 and bears interest at a fixed rate of 4.79%, $12.0 million of such indebtedness matures on April 1, 2012 and bears interest at a fixed rate of 4.84% and $9.7 million of such indebtedness matures on December 10, 2015 and bears interest at a fixed rate of 5.23%. Upon the maturity of our debt, there is a market risk as to the prevailing rates at the time of refinancing. Changes in market rates on our fixed-rate debt affect the fair market value of our debt but it has no impact on interest expense or cash flow. A 100 basis point increase or decrease in interest rates on our fixed rate debt would not increase or decrease our annual interest expense due to the fixed rate nature of our debt.

The fair value of long-term debt was estimated based on current interest rates available to the Company for debt instruments with similar terms. The following table summarizes our financial instruments and their calculated fair value at March 31, 2007 and December 31, 2006 (dollars in thousands):

	Book Value		Fair Value
Financial Instrument	2007	2006	2007	2006
Notes Payable	$34,975	$34,975	$33,803	$33,652

A 100 basis point increase or decrease in interest rates would increase or decrease the fair market value of our notes payable by $2.8 million.

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

Item 4.	Controls and Procedures

Not applicable.

Item 4T.	Controls and Procedures

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

We are not currently required to comply with Section 404 (Management’s Annual Report on Internal Control over Financial Reporting) of the Sarbanes-Oxley Act of 2002 because we are not an “accelerated filer,” as defined by Rule 12b-2 under the Exchange Act. We are in the process of continuously improving our internal controls over financial reporting processes and procedures for our financial reporting so that our management can report on these processes and procedures when required to do so.

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

We are not party to any material legal proceeding as of March 31, 2007.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

None.

Use of Proceeds from Sale of Registered Securities

During the quarter ended March 31, 2007, we did not sell any equity securities that are not registered under the Securities Act of 1933, as amended, nor did we repurchase any of our securities.

The registration statement relating to our initial public offering (No. 333-127405) was declared effective on October 24, 2006. CNL Securities Corp. is the Dealer Manager of our offering. The registration statement covers up to $2,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by CBRE Advisors LLC, the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From October 24, 2006 (effective date) through March 31, 2007, we received gross offering proceeds of approximately $39,008,733 from the sale of 3,900,895 shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CB RICHARD ELLIS REALTY TRUST

Date: May 15, 2007	/s/ JACK A. CUNEO
Jack A. Cuneo
President and Chief Executive Officer

Date: May 15, 2007	/s/ LAURIE ROMANAK
Laurie Romanak
Chief Financial Officer