Form 10-Q
period 2007-06-30
CB RICHARD ELLIS REALTY TRUST
filed 2007-08-14
CIK 1297587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the registrant’s common shares, $0.01 par value, was 22,050,349, as of August 3, 2007.

CB RICHARD ELLIS REALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Balance Sheets

as of June 30, 2007 and December 31, 2006 (unaudited)

(In Thousands, Except Share Data)

	June 30, 2007	December 31, 2006
ASSETS
Investments in Real Estate:
Land	$28,851	$25,217
Site Improvements	2,104	1,787
Buildings and Improvements	58,519	40,662
Tenant Improvements	6,535	6,369

	96,009	74,035
Less: Accumulated Depreciation and Amortization	(4,450)	(3,385)

Net Investments in Real Estate	91,559	70,650
Cash and Cash Equivalents	104,630	14,021
Accounts and Other Receivables	66	74
Deferred Rent	405	297
Acquired Above Market Leases, Net of Accumulated Amortization of $460 and $360, respectively	553	653
Acquired In-Place Lease Value, Net of Accumulated Amortization of $5,427 and $4,032, respectively	12,578	11,485
Deferred Financing Costs, Net of Accumulated Amortization of $143 and $110, respectively	423	357
Lease Commissions, Net of Accumulated Amortization of $25 and $12, respectively	180	117
Other Assets	2,258	153

Total Assets	$212,652	$97,807

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Notes Payable	$46,019	$34,975
Security Deposits	147	104
Accounts Payable and Accrued Expenses	1,416	1,316
Accrued Offering Costs Payable to Related Party	5,684	4,810
Distributions Payable	1,992	892
Acquired Below Market Leases, Net of Accumulated Amortization of $1,087 and $858, respectively	2,766	2,571
Investment Management Fee Payable to Related Party	107	166

Total Liabilities	58,131	44,834
MINORITY INTEREST	1,563	1,629
SHAREHOLDERS’ EQUITY
Common Stock, $.01 par value, 990,000,000 shares authorized; 19,780,386 and 8,056,012 issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	198	81
Additional Paid-in-Capital	165,528	60,906
Accumulated Deficit	(12,886)	(9,643)
Accumulated Other Comprehensive Income	118	—

Total Shareholders’ Equity	152,958	51,344

Total Liabilities and Shareholders’ Equity	$212,652	$97,807

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2007 and 2006 (unaudited)

(In Thousands, Except Share Data)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
REVENUES
Rental	$1,974	$1,583	$3,657	$3,287
Tenant Reimbursements	464	521	949	878

	2,438	2,104	4,606	4,165

EXPENSES
Operating and Maintenance	232	238	455	448
Property Taxes	295	311	590	521
Interest	572	446	1,018	891
General and Administrative	521	125	744	241
Investment Management Fee to Related Party	262	222	499	343
Class C Fee to Related Party	—	27	—	145
Depreciation and Amortization	1,327	1,223	2,470	2,328

	3,209	2,592	5,776	4,917

INTEREST AND OTHER INCOME	774	146	1,038	160

INCOME (LOSS) BEFORE MINORITY INTEREST	3	(342)	(132)	(592)
MINORITY INTEREST	(1)	789	(4)	792

NET INCOME (LOSS)	$4	$(1,131)	$(128)	$(1,384)

Basic and Diluted Net Loss per Share	$0.00	$(0.16)	$(0.01)	$(0.20)
Weighted Average Common Shares Outstanding—Basic and Diluted	14,483,988	6,967,762	11,751,023	6,967,762

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2007 and 2006 (unaudited)

(In Thousands)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(128)	$(1,384)
Adjustments to Reconcile Net Loss to Net Cash Flows Provided by Operating Activities:
Minority Interest	(4)	793
Depreciation and Amortization of Building and Improvements	1,065	964
Amortization of Deferred Financing Cost	33	29
Amortization of Acquired In-Place Lease Value	1,395	1,364
Amortization of Above and Below Market Leases	(129)	(81)
Amortization of Lease Commissions	13	—
Class C Fee to Related Party	—	91
Changes in Assets and Liabilities:
Accounts and Other Receivables	8	60
Deferred Rent	(108)	(91)
Other Assets	108	(360)
Accounts Payable and Accrued Expenses	100	491
Investment Management Fee Payable to Related Party	(59)	—

Net Cash Flows Provided By Operating Activities	2,294	1,876

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Texas Portfolio	—	(17,839)
Acquisition of 602 Central Blvd, Coventry, UK	(23,649)	—
Purchase Deposit—Carolina Portfolio	(2,213)	—
Lease Commissions	(76)	—
Improvements to Investments in Real Estate	(171)	(86)

Net Cash Flows Used in Investing Activities	(26,109)	(17,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Common Stocks – Public Offering and Dividend Reinvestment	117	—
Proceeds from Additional Paid-in-Capital – Public Offering and Dividend Reinvestment	114,065	—
Redemption of Common Shares	(283)	—
Payment of Public Offering Cost	(8,286)	—
Payment of Distributions	(2,015)	(1,746)
Distribution to Minority Interest	(62)	(8)
Proceed from Note Payable Collaterized by 602 Central Blvd., Coventry, UK	10,945	—
Deferred Financing Costs paid for 602 Central Blvd., Coventry, UK	(98)	—
Security Deposits	43	72

Net Cash Flows Provided by (Used in) Financing Activities	114,426	(1,682)
Effect of Currency Exchange Rate Changes On Cash and Cash Equivalents	(2)	—

Net Increase (Decrease) in Cash and Cash Equivalents	90,609	(17,731)
Cash and Cash Equivalents, Beginning of Period	14,021	22,231

Cash and Cash Equivalents, End of Period	$104,630	$4,500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for Interest	$861	$417
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
Distributions Declared and Payable	$1,992	$873

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statement of Shareholders’ Equity

For the Six Months Ended June 30, 2007 (unaudited)

(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at January 1, 2007	8,056,012	$81	$60,906	$(9,643)	$—	$51,344
Net Contributions From Public Offering of Common Shares, $0.01 Per Value	11,759,745	118	114,065	—	—	114,183
Costs Associated with Public Offering	—	—	(9,160)	—	—	(9,160)
Redemption of Common Shares	(35,371)	(1)	(283)	—	—	(284)
Foreign Currency Translation Gain	—	—	—	—	118	118
Distributions	—	—	—	(3,115)	—	(3,115)
Net Loss	—	—	—	(128)	—	(128)

Balance at June 30, 2007	19,780,386	$198	$165,528	$(12,886)	$118	$152,958

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2007 and 2006 (unaudited)

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

The registration statement relating to our initial public offering was declared effective on October 24, 2006. CNL Securities Corp. is the dealer manager of our offering. The registration statement covers up to $2,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by CBRE Advisors LLC, the Investment Advisor, or another firm we choose for that purpose. During the period October 24, 2006 through June 30, 2007, the Company issued 12,880,327 additional common shares of beneficial interest.

The Company operates in an umbrella partnership REIT structure in which its majority-owned subsidiary, CBRE OP, owns, directly or indirectly, substantially all of the properties acquired on behalf of the Company. The Company, as the sole general partner of CBRE OP, owns approximately 99% of the common partnership units therein. REIT Holdings, an affiliate of the Investment Advisor, holds the remaining interest through 246,361 limited partnership units representing approximately a 1% ownership interest in the total limited partnership units. In exchange for services provided to the Company relating to its formation and future services, REIT Holdings also owns a Class B limited partnership interest (“Class B interest”). The Investment Advisor is affiliated with the Company in that the two entities have common officers and trustees, some of whom also own equity interests in the Investment Advisor and the Company. All business activities of the Company are managed by the Investment Advisor.

Unless the context otherwise requires or indicates, references to “CBRE REIT,” “we,” “our,” and “us” refer to the activities of and the assets and liabilities of the business and operations of CB Richard Ellis Realty Trust and its subsidiaries.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2007 and 2006 (unaudited)

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under Generally Accepted Accounting Principles (U.S. GAAP) for complete financial statements. The consolidated financial statements and notes thereto should be read in conjunction with the Company’s current Annual Report on Form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2006.

Principles of Consolidation

Because the Company is the sole general partner of CBRE OP and has majority control over its management and major operating decisions, the accounts of CBRE OP are consolidated in the Company’s financial statements. The interests of REIT Holdings are reflected in minority interest in the accompanying consolidated financial statements. All significant inter-company accounts and transactions are eliminated in consolidation. CB Richard Ellis Investors, LLC (“CBRE Investors”), an affiliate of the Investment Advisor, also owns an interest in the Company through its ownership of 243,227 common shares of beneficial interest at June 30, 2007 and December 31, 2006.

Unaudited Interim Condensed Consolidated Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America. The condensed consolidated financial statements as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006 and related footnote disclosures are unaudited. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable.

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

Segment Information

Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, established standards for disclosure about operating segments and related disclosure about products and services, geographic areas and major customers. The Company currently operates in two geographic areas, the United States and the United Kingdom. The Company views its operations as two reportable segments, a Domestic segment and an International segment (which are each comprised of aggregated operating segments), namely the acquisition, development, ownership, and operation of high quality real estate in these reportable segments.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2007 and 2006 (unaudited)

Cash Equivalents

The Company considers short-term investments with a maturity of three months or less when purchased to be cash equivalents. As of June 30, 2007 and December 31, 2006 cash equivalents consisted primarily of investments in money market funds.

Investments in Real Estate

The Company’s investment in real estate is stated at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Buildings and improvements	39 years
Site improvements	15 years
Tenant improvements	Shorter of the useful lives or the terms of the related leases

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred. As of June 30, 2007 and December 31, 2006, the Company owned eight real estate investments, respectively.

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

On April 27, 2007, the Company acquired 602 Central Blvd., a single tenant office building in Coventry, England, United Kingdom. The purchase price was approximately £11,886,000 ($23,649,000) including transaction costs and acquisition fees.

Other Assets

Other assets consist primarily of purchase deposits paid in connection with future acquisitions that have not yet been applied to investments in real estate and prepaid insurance. Other assets will be amortized to expense or reclassified to other asset accounts upon being put into service in future periods. Other assets include the following as of June 30, 2007 and December 31, 2006 (in thousands):

	2007	2006
Purchase deposit	$2,213	$—
Prepaid insurance	38	144
Other	7	9

Total	$2,258	$153

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2007 and 2006 (unaudited)

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. In the accompanying consolidated balance sheets, accumulated other comprehensive income consists of foreign currency translation adjustments.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2007 and 2006 (unaudited)

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable period ended December 31, 2004. To qualify as a REIT, the Company must distribute annually at least 90% of its adjusted taxable income, as defined in the Code, to its shareholders and satisfy certain other organizational and operating requirements. The Company generally will not be subject to U.S. federal income taxes if it distributes 100% of its taxable income for each year to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income taxes (including any applicable alternative minimum tax) on its taxable income at regular corporate rates and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and to U.S. federal income taxes and excise taxes on its undistributed taxable income. The Company believes that it has met all of the REIT distribution and technical requirements for the six months ended June 30, 2007 and the year ended December 31, 2006, and was not subject to any U.S. federal income taxes. Management intends to continue to adhere to these requirements and maintain the Company’s REIT status.

Revenue Recognition

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, the Company has received irrevocable stand-by letter of credits totaling $3,785,000 as security for such leases at June 30, 2007 and December 31, 2006.

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

Offering Costs

Offering costs incurred through June 30, 2007 totaling $14,229,000 are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Of the total amount, CNL Securities Corp., as dealer manager incurred $10,013,000; an affiliate of the Company, CB Richard Ellis incurred $3,969,000 and other service providers incurred $247,000. Each party that incurred offering costs will be reimbursed the amount incurred from proceeds of the public offering.

Deferred Financing Costs

Direct costs incurred in connection with obtaining financing are amortized over the respective term of the loan on a straight-line basis, which approximates the effective interest method.

Translation of Non-U.S. Currency Amounts

The financial statements and transactions of our United Kingdom real estate operation is reported in its functional currency, namely GBP-pound sterling and is then translated into U.S. dollars. Assets and liabilities of this operation are denominated in the functional currency and are then translated at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average monthly exchange rate for the reporting period. Translation adjustments are reported in “Accumulated Other Comprehensive Income” a component of Stockholders’ Equity.

        The carrying value of our United Kingdom assets and liabilities fluctuate due to changes in the exchange rate between the U.S. dollar and the GBP-pound sterling. The exchange rate of the U.S. dollar to the GBP-pound sterling was $2.008 at June 30, 2007, our first period reporting currency activity.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2007 and 2006 (unaudited)

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding during each period. The computation of diluted net income (loss) per share further assumes the dilutive effect of stock options, stock warrants and contingently issuable shares, if any. In accordance with SFAS No. 128, Earnings Per Share, as the Company has recorded net income for the three months ended June 30, 2007 and net loss for the three months ended June 30, 2006 and net losses for the six months ended June 30, 2007 and 2006, the effect, if any, would be anti–dilutive, and accordingly are excluded from the earnings per share computation. In addition, no stock options, stock warrants or contingently issuable shares have been issued.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2007 and 2006 (unaudited)

New Accounting Pronouncements

In June 2007, the American Institute of Certified Public Accounts (AICPA) issued Statement of Position (SOP) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the Guide). Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. The provisions of this SOP are effective for the Company on January 1, 2008. The Company is currently evaluating this new guidance and has not determined whether it will be required to apply the provisions of the Guide in presenting its financial statements.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2007 and 2006 (unaudited)

3. Acquisitions of Real Estate

The Texas Portfolio, consisting of three properties (660 N. Dorothy, 505 Century, and 631 International), was acquired for approximately $18,339,000 on January 9, 2006 and the 602 Central Blvd. property was acquired for $23,649,000 on April 27, 2007. These property acquisitions are accounted for in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, site improvements, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above and below-market leases and the value of in-place leases and tenant relationships, if any, based in each case on their respective fair values. The purchase price allocation to the assets and liabilities acquired at 602 Central Blvd. are preliminary.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective dates of acquisition (in thousands):

	660 North Dorothy	505 Century	631 International	602 Central Blvd.
Land	$1,576	$950	$923	$3,600
Site Improvements	381	273	216	319
Buildings/Improvements	3,438	3,716	2,934	17,685
Tenant Improvements	198	119	285	—
Acquired In-Place Lease Value	1,231	996	1,098	2,465
Above Market Lease Value	31	50	8	—
Below-Market Lease Value	(19)	(8)	(57)	(420)

Net Assets Acquired	$6,836	$6,096	$5,407	$23,649

Buildings are depreciated over 39 years; Site Improvements over 15 years; Value of In-Place Leases, Above-Market Lease Values and Below-Market Lease Values, are amortized over the remaining lease terms at the time of acquisition of 151 months for REMEC, 101 months for 300 Constitution, 34 months for 602 Central Blvd., and various months for Deerfield Commons I, 660 Dorothy, 505 Century and 631 International.

4. Acquisition Related Intangible Assets

The Company’s acquisition related intangible assets are included in the consolidated balance sheet as acquired in–place lease value, acquired above market lease value and acquired below market lease value as of June 30, 2007 and 2006.

The following is a schedule of future amortization of acquisition related intangible assets as June 30, 2007 (in thousands):

	Acquired In-Place Lease Value	Below Market Lease Value	Above Market Lease Value
2007 (Six months ending December 31, 2007)	$1,653	$275	$90
2008	3,183	551	188
2009	2,939	550	185
2010	1,627	423	87
2011	935	398	2
Thereafter	2,241	569	1

	$12,578	$2,766	$553

The amortization of the above and below-market lease values included in rental revenue were $(48,000) and $126,000, respectively, for the three months ended June 30, 2007, and $ (77,000) and $103,000, respectively, for the three months ended June 30, 2006. The amortization of in-place lease value included in amortization expense was $757,000 and $727,000 for the three months ended June 30, 2007 and 2006, respectively.

The amortization of the above and below-market lease values included in rental revenue were $(100,000) and $229,000, respectively, for the six months ended June 30, 2007, and $(124,000) and $206,000, respectively, for the six months ended June 30, 2006. The amortization of in-place lease value included in amortization expense was $1,395,000 and $1,364,000 for the six months ended June 30, 2007 and 2006, respectively.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2007 and 2006 (unaudited)

5. Debt

On April 27, 2007, the Company, in connection with the acquisition of 602 Central Blvd, entered into a £5,500,000 ($11,044,000 at June 30, 2007) financing arrangement with the Royal Bank of Scotland secured by the property. The loan is for a term of seven years and bears interest at a variable rate of interest, adjusted quarterly, based on 3 month LIBOR plus margin and other costs of .67%, or 6.35% per annum as of June 30, 2007. Interest payments only are due quarterly for the term of the loan with principal due at maturity.

On November 29, 2005, the Company issued a note payable secured by Deerfield Commons I for $9,725,000, bearing interest at a fixed rate of 5.23% per annum. Interest only payments are due monthly for the first 60 months based on a 360 day year. Payments totaling $53,582 (including principal and interest) are due monthly for the remaining 60 months of the loan term. The loan may be prepaid upon payment of a prepayment fee equal to the yield maintenance on the note. At June 30, 2007 and December 31, 2006, the Company has pledged $535,000 of irrevocable stand-by letters of credit from tenants in the property as collateral for this note payable. CBRE Melody, an affiliate of the Investment Advisor, received a mortgage loan origination fee of approximately $73,000 which was paid at the time the note was issued.

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

The minimum principal payments due for the mortgage loans are as follows as of June 30, 2007 (in thousands):

2007 (Six months ending December 31, 2007)	$—
2008	—
2009	—
2010	—
2011	13,384
Thereafter	32,635

$46,019

6. Minimum Future Rents Receivable

The following is a schedule of minimum future rentals to be received on non-cancelable operating leases as of June 30, 2007 (in thousands):

2007 (Six months ending December 31, 2007)	$4,012
2008	8,202
2009	7,856
2010	5,806
2011	4,727
Thereafter	15,233

$45,836

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2007 and 2006 (unaudited)

7. Concentrations

Tenant Concentrations

For the six months ended June 30, 2007, the tenant in REMEC accounted for approximately $1,267,000 or 28% of total revenues, the tenant in 300 Constitution accounted for approximately $978,000 or 21% of total revenues and a tenant in Deerfield Commons I accounted for approximately $585,000 or 13% of total revenues.

For the six months ended June 30, 2006, the tenant in REMEC accounted for approximately $1,277,000 or 31% of total revenues, the tenant in 300 Constitution accounted for approximately $983,000 or 24% of total revenues and a tenant in Deerfield Commons I accounted for approximately $579,000 or 14% of total revenues.

The tenant of 300 Constitution has the right of first offer if the Company decides to sell the property. The leases under which the tenants occupy the properties expire in April 2017 for the tenant in REMEC, March 2013 for the tenant in 300 Constitution and May 2010 for the tenent in Deerfield Commons I.

Geographic Concentrations

At June 30, 2007, the Company owned eight real estate investments; REMEC, located in San Diego, California; 300 Constitution, located in Taunton, Massachusetts; Deerfield Commons I and Deerfield Commons II located in Alpharetta, Georgia, 660 N. Dorothy and 631 International located in Richardson, Texas, 505 Century located in Allen, Texas and 602 Central Blvd., Coventry, United Kingdom.

Our geographic revenue concentrations for the six months ended June 30, 2007 and 2006 are as follows:

	June 30, 2007	June 30, 2006
Domestic
California	27.51%	30.92%
Georgia	26.04	25.38
Massachusetts	21.24	23.60
Texas	18.78	20.10

Total Domestic	93.57	100.00
International
UK	6.43	—

Total	100.00%	100.00%

Our geographic long-lived asset concentrations as of June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007	June 30, 2006
Domestic
California	23.74%	30.45%
Massachusetts	19.81	25.51
Georgia	17.76	23.58
Texas	15.75	20.46
Total Domestic	78.06	100.00
International
UK	22.94	—

Total	100.00%	100.00%

8. Segment Disclosure

The Company’s reportable segments consist of two types of commercial real estate properties for which the Company’s decision makers internally evaluate operating performance and financial results: the Domestic Properties and International Properties. The Company also has certain general and administrative level activities including legal, accounting, tax preparation and shareholder servicing costs which are not considered separate operating segments.

The Company evaluates the performance of its segments based on net operating income, defined as; total revenues (rental income and tenant reimbursements) less property and related expenses (property expenses, and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and the Company level general and administrative expenses.

Condensed Statements of Operations	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Domestic Properties
Revenues:
Rental Income	$1,681	$1,583	$3,364	$3,287
Tenant Reimbursement	461	521	946	878

	2,142	2,104	4,310	4,165
Property and Related Expenses
Operating and Maintenance	227	238	450	448
General and Administrative	27	31	72	39
Property Taxes	295	311	590	521

	549	580	1,112	1,008

Net Operating Income	1,593	1,524	3,198	3,157

International Properties
Revenues:
Rental Income	293	—	293	—
Tenant Reimbursement	3	—	3	—

	296	—	296	—

Property and Related Expenses
Operating and Maintenance	5	—	5	—
General and Administrative	—	—	—	—
Property Taxes	—	—	—	—

	5	—	5	—

Net Operating Income	291	—	291	—

Total Reportable Segments
Revenues:
Rental Income	1,974	1,583	3,657	3,287
Tenant Reimbursement	464	521	949	878

	2,438	2,104	4,606	4,165

Property and Related Expenses
Operating and Maintenance	232	238	455	448
General and Administrative	27	31	72	39
Property Taxes	295	311	590	521

	554	580	1,117	1,008

Net Operating Income	$1,884	$1,524	$3,489	$3,157

Reconciliation to Consolidated Net Income (Loss)
Total Segment Net Operating Income	$1,884	$1,524	$3,489	$3,157
Interest and Other Income	774	146	1,038	160

	2,658	1,670	4,527	3,317

Interest Expense	572	446	1,018	891
General and Administrative	494	94	672	202
Investment Management Fee to Related Party	262	222	499	343
Class C Fee to Related Party	—	27	—	145
Depreciation and Amortization	1,327	1,223	2,470	2,328

Income (Loss) Before Minority Interest	3	(342)	(132)	(592)
Minority Interest	(1)	789	(4)	792

Net Income (Loss)	$4	$(1,131)	$(128)	$(1,384)

Condensed Balance Sheets	June 30, 2007	December 31, 2006
Domestic Assets	$82,327	$83,725
International Assets	24,208	—
Non-Segment Assets	106,117	14,082

Total Assets	$212,652	$97,807

Investing Activities	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Domestic Capital Expenditures	$2,460	$17,925
International Capital Expenditures	23,649	—

Total Investing Activities	$26,109	$17,925

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2007 and 2006 (unaudited)

9. Investment Management and Other Fees to Related Parties

Pursuant to the agreement between the Company, CBRE OP and the Investment Advisor, (the “Advisory Agreement”), the Investment Advisor and its affiliates perform services relating to the Company’s on going initial public offering and the management of its assets. Items of compensation and equity participation are as follows

Investment Management Fee to Related Party

Prior to October 24, 2006, the Investment Advisor received an annual fee equal to 0.75% of the book value of the total assets, as defined in the Advisory Agreement, based on the assets of CBRE OP. The investment management fee was calculated monthly based on the average of total assets, as defined, during such period. On October 24, 2006, the board of trustees, including our independent trustees, approved and the Company entered into the Amended and Restated Agreement of Limited Partnership of CBRE OP (the “Amended Partnership Agreement”) and the Amended and Restated Advisory Agreement (the “Amended Advisory Agreement” and, together with the Amended Partnership Agreement, the “Amended Agreements”). The Company entered into the Amended Agreements which provides an investment management fee of (i) a monthly fee equal to one twelfth of 0.6% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments within the Company’s portfolio and (ii) a monthly fee equal to 7.0% of the aggregate monthly net operating income derived from all real estate investments within the Company’s portfolio. For the three and six months ended June 30, 2007 and 2006, approximately $262,000, $222,000, $499,000 and $343,000, respectively, of investment management fees were incurred to the Investment Advisor. In connection with services provided to the Investment Advisor, CNL Fund Management Company, the Sub Advisor and affiliate of the Dealer Manager pursuant to a sub advisory agreement, was paid $36,000 and $69,000 for the three and six months ended June 30, 2007.

Acquisition Fee to Related Party

The Investment Advisor may earn an acquisition fee up to 1.0% of (i) the purchase price of real estate investments acquired by the Company, including any debt attributable to such investments, or (ii) when the Company makes an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. The Investment Advisor earned £112,000 ($222,880) for the three and six months ended June 30, 2007 and $0 for the three and six months ended June 30, 2006. In connection with services provided to the Investment Advisor the Sub Advisor, pursuant to a sub advisory agreement was paid £21,000 ($42,000) for the three and six months ended June 30, 2007.

Affiliate Equity Investment

During 2004, CBRE Investors purchased 269,428 common shares of beneficial interest in the Company for $8.10 per share in a private placement. During the six months ended June 30, 2007 and 2006, CBRE Investors sold none and 11,652 shares, respectively, to employees and related parties.

James Orphanides, one of the Company’s trustees, purchased 54,348 common shares during the six months ended June 30, 2007.

During 2004, REIT Holdings purchased 29,937 common partnership units in CBRE OP at $8.10 per unit in a private placement. In exchange for the services provided to the Company, REIT Holdings was granted a Class B limited partnership interest and a Class C limited partnership interest in CBRE OP. For the six months ended June 30, 2006, REIT Holdings earned approximately $934,000 ($789,000 of which is include as minority interest and $145,000 as Class C fee to related party), relating to its Class C limited partnership interest in CBRE OP. Included in minority interest is $5,000 for the changes in fair value of the Class B interest during the six months ended June 30, 2006. On October 24, 2006, the Class B limited partnership was modified and the Class C limited partnership interest was exchanged for Class A OP units (see Note 2).

Management Services

Affiliates of the Investment Advisor may also provide leasing, brokerage, property management, or mortgage banking services for the Company. For the six months ended June 30, 2007 and 2006, CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor, received property management fees of approximately $20,000 and $24,000, respectively. No leasing, brokerage or mortgage banking fees were paid to affiliate of the Investment Advisor for the six months ended June 30, 2007 and 2006.

CB Richard Ellis, UK was paid a service fee in conjunction with the acquisition of 602 Central Blvd. totaling £9,000 ($18,000) for the three months and six months ended June 30, 2007 and $0 for the three and six months ended June 30, 2006.

10. Equity Incentive Plan and Performance Bonus Plan

Equity Incentive Plan

The Company has adopted a 2004 equity incentive plan. The purpose of the 2004 equity incentive plan is to provide the Company with the flexibility to use share options and other awards to provide a means of performance-based compensation. Key employees, directors, trustees, officers, advisors, consultants or other personnel of the Company and its subsidiaries or other persons expected to provide significant services to the Company or its subsidiaries, including employees of the Investment Advisor, would be eligible to be granted share options, restricted shares, phantom shares, distribution equivalent rights and other share-based awards under the 2004 equity incentive plan. No awards of any kind have been made under this plan during periods ended June 30, 2007 and 2006.

Performance Bonus Plan

The Company has adopted a 2004 performance bonus plan. Annual bonuses under the Company’s 2004 performance bonus plan are awarded by the Company’s Compensation Committee to selected key employees, including employees of the Investment Advisor, based on corporate factors or individual factors (or a combination of both). Subject to the provisions of the 2004 performance bonus plan, the Compensation Committee will (i) determine and designate those key employees to whom bonuses are to be granted; (ii) determine, consistently with the 2004 performance bonus plan, the amount of the bonus to be granted to any key employee for any performance period; and (iii) determine, consistently with the 2004 performance bonus plan, the terms and conditions of each bonus. Bonuses may be so awarded by the Compensation Committee prior to the commencement of any performance period, during or after any performance period. No bonus shall exceed 200% of the key employee’s aggregate salary for the year. The Compensation Committee may provide for partial bonus payments at target and other levels. Corporate performance hurdles for bonuses may be adjusted by the Compensation Committee in its discretion to reflect (i) dilution from corporate acquisitions and share offerings, and (ii) changes in applicable accounting rules and standards. The Compensation Committee may determine that bonuses shall be paid in cash or shares or other equity-based grants, or a combination thereof. The Compensation Committee may also provide that any such share grants be made under the Company’s 2004 equity incentive plan or any other equity-based plan or program the Company may establish. The Compensation Committee may provide for programs under which the payment of bonuses may be deferred at the election of the employee. No bonuses were awarded and no bonus related expenses were incurred by the Company during the periods ended June 30, 2007 and 2006, respectively.

11. Shareholders’ Equity

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

During the six months ended June 30, 2007 the Company repurchased 35,371 common shares under the Company’s Share Redemption Program.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2007 and 2006 (unaudited)

12. Distributions

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

The following table reconciles the distributions declared per common share to the distributions paid per common share during the six months ended June 30, 2007 and 2006:

	2007	2006
Distributions declared per common share	$0.262	$0.250
Less: Distributions declared in the current period, and paid in the subsequent period	(0.137)	(0.250)
Add: Distributions declared in the prior year, and paid in the current year	0.125	0.250

Distributions paid per common share	$0.250	$0.250

Total distribution paid to stockholders during the six months ended June 30, 2007 and 2006 were $2,015,000 and $1,746,000, respectively.

13. Fair Value of Financial Instruments

The carrying amounts for cash, cash equivalents, accounts and other receivables, as well as accounts payable and accrued expenses approximate their fair value because of the short-term nature of these instruments. The fair value of long-term debt was estimated based on current interest rates available to the Company for debt instruments with similar terms.

The following table summarizes our financial instruments and their calculated fair value at June 30, 2007 and December 31, 2006, (dollars in thousands):

	Book Value		Fair Value
Financial Instrument	2007	2006	2007	2006
Notes Payable	$46,019	$34,975	$44,475	$33,652

14. Commitments and Contingencies

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

15. Comprehensive Income

U.S. GAAP requires that the effect of foreign currency translation adjustments be classified as comprehensive income. The following table sets forth our comprehensive income for the periods indicated (in thousands):

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Net Income (Loss)	$4	$(1,131)	$(128)	$(1,384)
Foreign Currency Translation Gain	118	—	118	—

Comprehensive Income (Loss)	$122	$(1,131)	$(10)	$(1,384)

16. Subsequent Events

From July 1, 2007 through August 3, 2007, the Company received gross proceeds of approximately $22,676,837 from the sale of 2,269,962 shares.

On June 22, 2007 and July 3, 2007, the Company entered into definitive purchase agreements with certain affiliates of Johnson Development Associates, Inc., an unrelated third-party, to acquire, subject to customary closing conditions, a portfolio of 34 distribution and light-manufacturing industrial buildings, or the Carolina Portfolio, located in North Carolina and South Carolina. The aggregate contract purchase price for the Carolina Portfolio is $248.1 million, exclusive of transaction costs, financing fees and working capital reserves. The Company anticipates that the acquisition will be funded from the proceeds of the Company’s initial public offering, mortgage financings obtained in connection with the acquisition and up to $68.7 million of existing mortgage financing which may be assumed, subject to lender approval. The Company has provided deposits of $5.0 million ($2.213 million on June 25, 2007, $787,000 on July 9, 2007, $1.0 million on July 30, 2007 and $1.0 million on August 8, 2007) in connection with the execution of the agreements that is refundable in the event certain closing conditions are not met.

The Carolina Portfolio acquisition is scheduled to close in two phases: (i) $222.7 million, consisting of 33 properties, is scheduled to close in the third quarter of 2007 and (ii) $25.4 million, consisting of one property, is schedule to close in the first quarter of 2008. The Company anticipates that a portion of the Carolina Portfolio may be sold to third-parties either simultaneously with the closing or shortly thereafter. However, the purchase agreements are subject to a number of contingencies and there can be no assurances that this acquisition will transpire nor can there be any assurances that we will be successful in selling a portion of the Carolina Portfolio.

The Company has agreed to a capital commitment of up to $20 million in CB Richard Ellis Strategic Partners Asia II, LLP (CBRE Asia Fund). CBRE Investors, L.L.C. our sponsor, formed the CBRE Asia Fund, to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. The Company is currently unable to determine what its ultimate percentage ownership interest in the CBRE Asia Fund might be as a result of this capital commitment. If we, and all other currently committed capital investors, had funded our entire commitments in CBRE Asia fund as of the date of this filing, we would own an ownership interest of approximately 10.61% in CBRE Asia Fund.

On July 27, 2007, the Company entered into a definitive purchase agreement with Bolingbrook Point Phase III, LLC an unrelated third-party, to acquire, subject to customary closing conditions, 530 W. North Frontage Road located in Bolingbrook, Illinois, or the Bolingbrook Property. The aggregate contract purchase price for the Bolingbrook Property is $18.15 million, exclusive of transaction costs, financing fees and working capital reserves. The Company anticipates that the acquisition will be funded from the proceeds of our initial public offering. The Company has provided a deposit of $0.5 million in connection with the execution of the agreement that is refundable in the event certain closing conditions are not met. The Bolingbrook Property consists of a 185,045 square foot, multi-tenant warehouse distribution building completed in May 2006. The building is 100% leased to two tenants on long-term leases. Kraus Floors, LLC, a joint venture between Kraus Carpet Mills and The Tarkett Group, occupies 86,631 square feet and Compass Group USA, Inc., a managed foodservices company, occupies the remaining 98,414 square feet. While the Company anticipates this acquisition will close during the third quarter of 2007, the agreement is subject to a number of contingencies and there can be no assurances that this acquisition will transpire.

CB RICHARD ELLIS REALTY TRUST

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Explanatory Note

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, the notes thereto, and the other financial data included elsewhere in this Form 10-Q.

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

Overview

We are a Maryland real estate investment trust that invests in real estate properties, focusing on office, retail, industrial and multi-family residential properties, as well as other real estate-related assets. We may also utilize our expertise and resources to capitalize on unique opportunities that may exist elsewhere in the marketplace, in which we might also acquire interests in mortgages or other investments where we could seek to acquire the underlying property. After the completion of the offering period, we will not invest more than 20% of our total assets in any single investment. In addition, we will seek to maintain a portfolio of geographically diverse assets and may invest up to 30% of our total assets outside of the United States. Investments outside of the United States will be focused in areas in which CB Richard Ellis Investors, LLC, or CBRE Investors, has existing operations or previous investment experience, which today consist of markets in Western Europe (including London, Paris, Milan and Frankfurt), China (including Shanghai and Beijing) and Japan. As of June 30, 2007, we owned eight properties.

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

On October 24, 2006, we commenced an initial public offering of up to $2,000,000,000 in our common shares, 90% of which is offered at a price of $10.00 per share, and 10% of which is offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by CBRE Advisors LLC, the Investment Advisor, or another firm we choose for that purpose. As of August 3, 2007, we had accepted subscriptions from 3,282 investors, issued 15,150,289 common shares and received $151,475,536 in gross proceeds.

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

As of June 30, 2007 we owned the following properties:

Market	Property	Date Acquired	Year Built	Number of Buildings	Approximate Total Acquisition Cost	Net Rentable Sq.ft.	Occupancy
Domestic
San Diego, CA	REMEC Corporate Campus	9/15/04	1983	4	$26,667,000	132,685	100.00%
Taunton, MA	300 Constitution Drive	11/3/04	1998	1	19,806,000	330,000	100.00
Alpharetta, GA	Deerfield Commons I	6/21/05	2000	1	19,577,000	121,969	100.00
Alpharetta, GA	Deerfield Commons II	6/21/05	—	—	2,262,000	—	—
Richardson, TX	660 North Dorothy	1/9/06	1997	1	6,836,000	120,000	79.20
Richardson, TX	631 International	1/9/06	1998	1	5,407,000	73,112	100.00
Allen, TX	505 Century	1/9/06	1997	1	6,096,000	100,000	72.40

Total					86,651,000	877,766	94.01
International
Coventry, UK	602 Central Blvd	4/27/07	2000	1	23,649,000	49,985	100.00

Total					23,649,000	49,985	100.00

Grand Total					$110,300,000	927,751	94.33%

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

        Subject to certain limitations, we are obligated to reimburse the Investment Advisor for the organizational and offering costs incurred on our behalf. This treatment is consistent with Staff Accounting Bulletin, or SAB, Topic 1.B.1, which requires that we include all of the costs associated with our operations and formation in our financial statements. These costs will then be analyzed and segregated between those which are organizational in nature, those which are offering-related salaries and other general and administrative expenses of the Investment Advisor and its affiliates, and those which qualify as offering expenses in accordance with SAB Topic 5.A. Organizational costs are expensed as incurred in accordance with AICPA Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. Offering-related salaries and other general and administrative costs of the Investment Advisor and its affiliates will be expensed as incurred and third-party offering expenses will be taken as a reduction against the net proceeds of the offering within additional paid-in capital, or APIC, in accordance with SAB Topic 5.A. As of June 30, 2007, the Investment Advisor had incurred approximately $14,229,000 in offering costs relating to our initial public offering. All of these offering costs have been repaid to the Investment Advisor or are included on our consolidated balance sheet in the $5,684,000 of accrued offering costs payable to related party.

Accounting for Derivative Financial Investments and Hedging Activities

We account for our derivative and hedging activities, if any, in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires all derivative instruments to be carried at fair value on the balance sheet.

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. We periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within shareholders’ equity. Calculation of a fair value of derivative instruments also requires management to use estimates. Amounts will be reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS 133. The changes in fair value hedges are accounted for by recording the fair value of the derivative instruments on the balance sheet as either assets or liabilities, with the corresponding amount recorded in current period earnings. As of June 30, 2007 and 2006, we did not have any derivative and hedging activities.

Accounting for Share-Based Compensation

We have adopted the fair value based method of accounting for share-based compensation. Under this approach, we recognize an expense for the fair value of any share-based compensation at the time it is granted, as well as for transactions with non-employees in which services are performed in exchange for equity instruments.

Variable Interest Entities

In December 2003, the FASB issued Interpretation 46R, Consolidation of Variable Interest Entities, or FIN 46R. The purpose of this interpretation is to provide guidance on how to identify a variable interest entity, or VIE, and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in any entity will need to consolidate that entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s anticipated losses and/or receive a majority of the VIE’s expected residual returns. As of June 30, 2007, we did not have any investment interests in VIEs.

Rental Operations:

We evaluate the operation of our portfolio based on two geographic segments constituting our Domestic and International operations. The following tables compare the Net Operating Income for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Domestic		International
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Revenues
Rental Income	$1,681	$1,583	$293	$—
Tenant Reimbursement	461	521	3	—

	2,142	2,104	296	—

Property and Related Expenses
Operating and Maintenance	227	238	5	—
General and Administrative	27	31	—	—
Property Taxes	295	311	—	—

	549	580	5	—

Net Operating Income	$1,593	$1,524	$291	$—

	Domestic		International
	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Revenues:
Rental Income	$3,364	$3,287	$293	$—
Tenant Reimbursement	946	878	3	—

	4,310	4,165	296	—

Property and Related Expenses
Operating and Maintenance	450	448	5	—
General and Administrative	72	39	—	—
Property Taxes	590	521	—	—

	1,112	1,008	5	—

Net Operating Income	$3,198	$3,157	$291	$—

Consolidated Results of Operations

Comparison of Three Months Ended June 30, 2007 to Three Months Ended June 30, 2006.

Revenues

Rental

Rental revenue increased $391,000, or 25%, to $1,974,000 during the three months ended June 30, 2007 as compared to $1,583,000 for the three months ended June 30, 2006. The increase is primarily due to the acquisition of 602 Central Blvd., which contributed $293,000, and increased occupancy at 505 Century, which contributed $56,000.

Tenant Reimbursements

Tenant reimbursements decreased $57,000, or 11%, to $464,000 for the three months ended June 30, 2007 compared to $521,000 for the three months ended June 30, 2006, primarily as a result of the effect of 2006 and 2007 escalation true up adjustments not captured in the December estimates, but were adjusted during the three months ended June 30, 2007.

Expenses

Operating and Maintenance

Property operating and maintenance expenses remained consistent for the three months ended June 30, 2007 and 2006.

Property Taxes

Property tax expense decreased $16,000, or 5%, to $295,000 for the three months ended June 30, 2007 compared to $311,000 for the three months ended June 30, 2006. The decrease is based on a $50,000 tax expense adjustment during the second quarter of 2006 that was not required in 2007, offset by an increase based on a combination of increased assessments and tax rates for all domestic properties in the portfolio.

Interest

Interest expense increased $126,000, or 28%, to $572,000 for the three months ended June 30, 2007 compared to $446,000 for the three months ended June 30, 2006 as a result of interest expense associated with the 602 Central Blvd. loan that closed on April 27, 2007.

General and Administrative

General and administrative expense increased $396,000 to $521,000 for the three months ended June 30, 2007 compared to $125,000 for the three months ended June 30, 2006. Of the total increase, $153,000 is due to the increase in general corporate legal expenses for the three months ended June 30, 2007 as compared to June 30, 2006; $122,000 is due to the increase in general audit fees and Sarbanes-Oxley assistance fees for the three months ended June 30, 2007 as compared to June 30, 2006; $72,000 is due to the increase in directors and officers’ insurance for the three months ended June 30, 2007 as compared to June 30, 2006. In addition, shareholder servicing fees, and other professional fees increased by approximately $49,000 for the three months ended June 30, 2007 as compared to June 30, 2006.

Investment Management Fee and Class C Fee to Related Party

Investment management and Class C fees remained consistent, on a total basis, for the three months ended June 30, 2007 and 2006.

Depreciation and Amortization

Depreciation and amortization expense increased $104,000 or 8%, to $1,327,000 for the three months ended June 30, 2007 as compared to $1,223,000 for the three months ended June 30, 2006. The net increase is primarily related to depreciation and amortization attributable to the April 2007 acquisition of 602 Central Blvd. of $224,000 offset by lower depreciation and amortization at 505 Century, due to a 2006 lease termination and write off of the remaining unamortized assets related to a major tenant, totaling $110,000.

Interest and Other Income

Interest and other income increased $628,000 to $774,000 for the three months ended June 30, 2007 compared to $146,000 for the three months ended June 30, 2006. The increase was due to the investing of public offering net cash proceeds in interest earning cash equivalents coupled with an increase in short term interest rates paid on cash equivalents.

Minority Interest

Minority interest decreased $790,000 for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The decrease is attributable the exchange of the limited partnership minority interest for Class A OP units on October 24, 2006.

Comparison of Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006.

Revenues

Rental

Rental revenue increased $370,000, or 11%, to $3,657,000 during the six months ended June 30, 2007 as compared to $3,287,000 for the six months ended June 30, 2006. The increase is due to the acquisition of 602 Central Blvd. and increased occupancy at Deerfield Commons I.

Tenant Reimbursements

Tenant reimbursements increased $71,000, or 8%, to $949,000 for the six months ended June 30, 2007 compared to $878,000 for the six months ended June 30, 2006, primarily as a result of increased tenant operating expense recovery for Deerfield I, 660 North Dorothy, and 505 Century of approximately $100,000, off set by the true up adjustment for escalation from 2006 of $29,000 which were included in the six months ended June 30, 2007.

Expenses

Operating and Maintenance

Property operating and maintenance expenses remained consistent for the six months ended June 30, 2007 and 2006.

Property Taxes

Property tax expense increased $69,000, or 13%, to $590,000 for the six months ended June 30, 2007 compared to $521,000 for the six months ended June 30, 2006. The increase is based on a combination of increased assessments and tax rates for all properties in the portfolio.

Interest

Interest expense increased $127,000 or 14%, to $1,018,000 for the six months ended June 30, 2007 compared to $891,000 for the six months ended June 30, 2006 as a result of interest expense associated with the 602 Central Blvd. loan that closed on April 27, 2007.

General and Administrative

General and administrative expense increased $503,000 to $744,000 for the six months ended June 30, 2007 compared to $241,000 for the six months ended June 30, 2006. Of the total increase, $182,000 is due to the increase in general corporate legal expense for the six months ended June 30, 2007 as compared to June 30, 2006; $159,000 is due to the increase in general audit fees and Sarbanes – Oxley assistance fees for the six months ended June 30, 2007 as compared to June 30, 2006; $144,000 is due to the increase in directors and officers’ insurance for the six months ended June 30, 2007 as compared to June 30, 2006; In addition, shareholder servicing fees, and other professional fees increased by approximately $18,000 for the six months ended June 30, 2007 as compared to June 30, 2006.

Investment Management Fee and Class C Fee to Related Party

Investment management and Class C fees remained consistent, on a total basis, for the six months ended June 30, 2007 and 2006.

Depreciation and Amortization

Depreciation and amortization expense increased $142,000 or 6%, to $2,470,000 for the six months ended June 30, 2007 as compared to $2,328,000 for the six months ended June 30, 2006. The net increase is related to tenant improvement and leasing commission activities at Deerfield I and 660 N. Dorothy and the April, 2007 acquisition of 602 Central Blvd.

Interest and Other Income

Interest and other income increased $878,000 to $1,038,000 for the six months ended June 30, 2007 compared to $160,000 for the six months ended June 30, 2006. The increase was due to the investing of public offering net cash proceeds in interest earning cash equivalents coupled with an increase in short term interest rates paid on cash equivalents.

Minority Interest

Minority interest decreased $796,000 for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The decrease is attributable the exchange of the limited partnership minority interest for Class A OP units on October 24, 2006.

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

We do not currently have a line of credit or other form of a credit facility with any banking institution. We may obtain such a facility in the near future based on a forecasted need for future liquidity.

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

Historical Cash Flows

Our net cash provided by operating activities increased by $418,000, or 22% to $2,296,000, for the six months ended June 30, 2007 compared to $1,876,000 for the six months ended June 30, 2006. The increase is primarily related to interest income earned from public offering proceeds and rent attributable to the acquisition of 602 Central Blvd., offset by additional corporate level expenses incurred in connection with the Company’s public offering.

Net cash used in investing activities increased by approximately $8,184,000 to $26,109,000 for the six months ended June 30, 2007, compared to $17,925,000 for the six months ended June 30, 2006. The increase was the result of differences in our acquisitions during the periods where we acquired the Texas Portfolio of properties during the six months ended June 30, 2006 for $17,839,000 as compared to acquisition of 602 Central Blvd. for $23,649,000 and the payment of a $2,213,000 deposit on the Carolina Portfolio during the six months ended June 30, 2007, an increase of $8,023,000. In addition, an improvement in leasing activity at Deerfield Commons I and 505 Century resulted in an increase of $161,000 in capital improvement and lease commission expenditures during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Net cash provided by financing activities increased by $116,108,000 to $114,426,000 for the six months ended June 30, 2007 compared to net cash used in financing activities of $1,682,000 for the six months ended June 30, 2006. The increase is due to the $105,896,000 in net proceeds, after offering costs, received from the public offering, $10,846,000 in net loan proceeds associated with the acquisition of 602 Central Blvd., offset by an increase in distributions to shareholders and minority interest holder of $323,000, shareholder redemptions of $283,000 and reduced security deposit collections of $29,000 for the six months ended June 30, 2007.

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

The following table presents our FFO for the three months and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Reconciliation of net income (loss) to funds from operations:
Net Income (Loss)	$4	$(1,131)	$(128)	$(1,384)
Adjustments:
Minority interest	(1)	789	(4)	792
Class C Fee	—	91	—	91
Real estate depreciation and amortization	1,327	1,223	2,470	2,328

Funds from operations	$1,330	$972	$2,338	$1,827

Financing

In April 2007, the Company, in connection with the acquisition of 602 Central blvd., entered into a £5,500,000 ($10,945,000) financing arrangement with the Royal Bank of Scotland secured by the property. The maturity date of the loan is April 26, 2014 and bears interest at a variable rate of interest, adjusted quarterly, based on the 3 months Libor rate plus margin and other costs of .67%, or currently at 6.35% per annum. Interest payments only are due quarterly for the term of the loan.

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

Contractual Obligations and Commitments

The following table provides information with respect to our contractual obligations at June 30, 2007.

	Payments of principal and interest due by period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Note Payable (and interest payments) Collateralized by REMEC Corporate Campus	$(16,053,148)	$(634,675)	$(1,269,350)	$(14,149,123)	$—
Note Payable (and interest payments) Collateralized by 300 Constitution Drive	(14,807,200)	(580,800)	(1,161,600)	(13,064,800)	—
Note Payable (and interest payments) Collateralized by Deerfield Commons I	(13,954,117)	(508,617)	(1,017,235)	(1,218,785)	(11,209,480)
Note Payable (and interest payments) Collateralized by 602 Central Blvd.	(15,947,653)	(700,484)	(1,400,968)	(1,400,968)	(12,445,233)

Total	$(60,762,118)	$(2,424,576)	$(4,849,153)	$(29,833,676)	$(23,654,713)

The Company is committed to pay $5,684,000 in accrued offering costs payable to a related party. In addition, the Company is committed to pay $127,000 of contractual tenant improvements. The timing of future payments is uncertain.

Income Taxes

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2004. As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute currently to our shareholders. Under the Internal Revenue Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute at least 90% of their annual net taxable income (excluding net capital gains) to their shareholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to state, local and foreign taxes on our income and property and to U.S. federal income and excise taxes on our undistributed income. Beginning January 1, 2007, the Texas Portfolio became subject to the Texas Gross Margin Tax. The impact was that the Company incurred approximately $6,000 of Gross Margin Tax for the six months ended June 30, 2007.

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

We had approximately $46.0 million of outstanding indebtedness, representing approximately 30% of our net assets (or approximately 41% of the cost of our assets including intangibles), as of June 30, 2007. Approximately $13.3 million of such indebtedness matures on November 1, 2011 and bears interest at a fixed rate of 4.79%, $12.0 million of such indebtedness matures on April 1, 2012 and bears interest at a fixed rate of 4.84% and $9.7 million of such indebtedness matures on December 10, 2015 and bears interest at a fixed rate of 5.23% and $11.044 of such indebtedness matures on April 27, 2007 and currently bears interest at a variable rate of 6.35% . Upon the maturity of our debt, there is a market risk as to the prevailing rates at the time of refinancing. Changes in market rates on our fixed-rate debt affect the fair market value of our debt but it has no impact on interest expense or cash flow. A 100 basis point increase or decrease in interest rates on our fixed rate debt would not increase or decrease our annual interest expense our fixed rate debt.

The fair value of long-term debt was estimated based on current interest rates available to the Company for debt instruments with similar terms. The following table summarizes our financial instruments and their calculated fair value at June 30, 2007 and December 31, 2006 (dollars in thousands):

	Book Value		Fair Value
Financial Instrument	2007	2006	2007	2006
Notes Payable	$46,019	$34,975	$44,475	$33,652

A 100 basis point increase or decrease in interest rates would increase or decrease the fair market value of our notes payable by 3.7 million at June 30, 2007.

In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary.

Subsequent Events

From July 1, 2007 through August 3, 2007, the Company received gross proceeds of approximately $22,676,837 from the sale of 2,269,962 shares.

On June 22, 2007 and July 3, 2007, the Company entered into definitive purchase agreements with certain affiliates of Johnson Development Associates, Inc., an unrelated third-party, to acquire, subject to customary closing conditions, a portfolio of 34 distribution and light-manufacturing industrial buildings, or the Carolina Portfolio, located in North Carolina and South Carolina. The aggregate contract purchase price for the Carolina Portfolio is $248.1 million, exclusive of transaction costs, financing fees and working capital reserves. The Company anticipates that the acquisition will be funded from the proceeds of the Company’s initial public offering, mortgage financings obtained in connection with the acquisition and up to $68.7 million of existing mortgage financing which may be assumed, subject to lender approval. The Company has provided deposits of $5.0 million ($2.213 million on June 25, 2007, $787,000 on July 9, 2007, $1.0 million on July 30, 2007 and 1.0 million on August 8, 2007) in connection with the execution of the agreements that is refundable in the event certain closing conditions are not met.

The Carolina Portfolio acquisition is scheduled to close in two phases: (i) $222.7 million, consisting of 33 properties, is scheduled to close in the third quarter of 2007 and (ii) $25.4 million, consisting of one property, is schedule to close in the first quarter of 2008. The Company anticipates that a portion of the Carolina Portfolio may be sold to third-parties either simultaneously with the closing or shortly thereafter. However, the purchase agreements are subject to a number of contingencies and there can be no assurances that this acquisition will transpire nor can there be any assurances that we will be successful in selling a portion of the Carolina Portfolio.

The Company has agreed to a capital commitment of up to $20 million in CB Richard Ellis Strategic Partners Asia II, LLP (CBRE Asia Fund). CBRE Investors, L.L.C. our sponsor, formed the CBRE Asia Fund, to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. The Company is currently unable to determine what its ultimate percentage ownership interest in the CBRE Asia Fund might be as a result of this capital commitment. If we, and all other currently committed capital investors, had funded our entire commitments in CBRE Asia fund as of the date of this filing, we would own an ownership interest of approximately 10.61% in CBRE Asia Fund.

On July 27, 2007, the Company entered into a definitive purchase agreement with Bolingbrook Point Phase III, LLC an unrelated third-party, to acquire, subject to customary closing conditions, 530 W. North Frontage Road located in Bolingbrook, Illinois, or the Bolingbrook Property. The aggregate contract purchase price for the Bolingbrook Property is $18.15 million, exclusive of transaction costs, financing fees and working capital reserves. The Company anticipates that the acquisition will be funded from the proceeds of our initial public offering. The Company has provided a deposit of $0.5 million in connection with the execution of the agreement that is refundable in the event certain closing conditions are not met. The Bolingbrook Property consists of a 185,045 square foot, multi-tenant warehouse distribution building completed in May 2006. The building is 100% leased to two tenants on long-term leases. Kraus Floors, LLC, a joint venture between Kraus Carpet Mills and The Tarkett Group, occupies 86,631 square feet and Compass Group USA, Inc., a managed foodservices company, occupies the remaining 98,414 square feet. While the Company anticipates this acquisition will close during the third quarter of 2007, the agreement is subject to a number of contingencies and there can be no assurances that this acquisition will transpire.

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

Changes in Internal Controls

There have been no significant changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any material legal proceeding as of June 30, 2007.

Item 1A.	Risk Factors

Other than the risk factor set forth below, there have been no material changes to the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2006.

We face risks related to accounting restatements.

On April 2, 2007, we filed an amendment to our quarterly report on Form 10-Q/A for the period ended September 30, 2006 in order to restate the related condensed consolidated balance sheet as of September 30, 2006 and the related condensed consolidated statements of operations, cash flows and shareholders’ equity. While we have engaged in, and continue to engage in, substantial efforts to identify and address any material weakness in our internal control over financial reporting, we may not identify every weakness. We cannot be certain that any remedial measures we have taken or plan to take will ensure that we design, implement and maintain adequate controls over our financial processes and reporting in the future or will be sufficient to address and eliminate all weaknesses. Our inability to remedy every material weakness or any additional deficiencies or material weaknesses that may be identified in the future, could, among other things, cause us to fail to file our periodic reports with the SEC in a timely manner or require us to incur additional costs or to divert management resources. Due to its inherent limitations, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation. These limitations may not prevent or detect all misstatements or fraud, regardless of their effectiveness.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

None.

Use of Proceeds from Sale of Registered Securities

During the quarter ended June 30, 2007, we did not sell any equity securities that are not registered under the Securities Act of 1933, as amended, nor did we repurchase any of our securities.

The registration statement relating to our initial public offering (No. 333-127405) was declared effective on October 24, 2006 and post- effective amendment no. 2 to such registration statement was declared effective on July 20, 2007. CNL Securities Corp. is the Dealer Manager of our offering. The registration statement covers up to $2,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by CBRE Advisors LLC, the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From October 24, 2006 (effective date) through June 30, 2007, we received gross offering proceeds of approximately $128,798,699 from the sale of 12,880,327 shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Loan Agreement between CBRERT Coventry Limited and The Royal Bank of Scotland plc (Previously filed as Exhibit 10.1 to Form 8-K (File No. 333-127405) filed May 3, 2007 and incorporated herein by reference).

10.2	Purchase and Sale Agreement, dated June 22, 2007, by and among CBRE Operating Partnership, L.P. (including certain of its subsidiaries as named in the agreement) and certain affiliates of Johnson Development Associates, Inc. as named in the agreement (Previously filed as Exhibit 10.1 to Form 8-K (File No. 333-127405) filed June 28, 2007 and incorporated herein by reference).

10.3	Purchase and Sale Agreement, dated June 22, 2007, by and among CBRE OperatingPartnership, L.P. and RT Kings Mountain IV, LLC and Kings Mountain North, LLC (an affiliate of Johnson Development Associates, Inc.) (Previously filed as Exhibit 10.2 to Form 8-K (File No. 333-127405) filed June 28, 2007 and incorporated herein by reference).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CB RICHARD ELLIS REALTY TRUST

Date: August 14, 2007	/s/ JACK A. CUNEO
Jack A. Cuneo
President and Chief Executive Officer

Date: August 14, 2007	/s/ LAURIE ROMANAK
Laurie Romanak
Chief Financial Officer