Form 10-Q
period 2007-09-30
CB RICHARD ELLIS REALTY TRUST
filed 2007-11-14
CIK 1297587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the registrant’s common shares, $0.01 par value, was 27,124,593, as of October 31, 2007.

CB RICHARD ELLIS REALTY TRUST

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Balance Sheets

as of September 30, 2007 and December 31, 2006 (unaudited)

(In Thousands, Except Share Data)

	September 30, 2007	December 31, 2006
ASSETS
Investments in Real Estate:
Land	$49,148	$25,217
Site Improvements	18,022	1,787
Buildings and Improvements	183,903	40,662
Tenant Improvements	9,493	6,369

	260,566	74,035
Less: Accumulated Depreciation and Amortization	(5,463)	(3,385)

Net Investments in Real Estate	255,103	70,650
Real Estate and Other Assets Held for Sale	55,813	—
Cash and Cash Equivalents	45,343	14,021
Restricted Cash	265	—
Accounts and Other Receivables	124	74
Deferred Rent	616	297
Acquired Above Market Leases, Net of Accumulated Amortization of $599 and $360, respectively	12,232	653
Acquired In-Place Lease Value, Net of Accumulated Amortization of $6,527 and $4,032, respectively	28,184	11,485
Deferred Financing Costs, Net of Accumulated Amortization of $178 and $110, respectively	1,283	357
Lease Commissions, Net of Accumulated Amortization of $35 and $12, respectively	170	117
Other Assets	1,122	153

Total Assets	$400,255	$97,807

LIABILITIES AND SHAREHOLDERS’ EQUITY LIABILITIES
Notes Payable, less discount of $2,702 and $0, respectively	$109,370	$34,975
Loan Payable	65,000	—
Liabilities Related to Real Estate and Other Assets Held for Sale	434	—
Security Deposits	147	104
Accounts Payable and Accrued Expenses	3,971	1,316
Accrued Offering Costs Payable to Related Party	4,351	4,810
Distributions Payable	3,099	892
Acquired Below Market Leases, Net of Accumulated Amortization of $1,311 and $858, respectively	12,457	2,571
Investment Management Fee Payable to Related Party	221	166

Total Liabilities	199,050	44,834
MINORITY INTEREST	1,534	1,629
SHAREHOLDERS’ EQUITY
Common Stock, $.01 par value, 990,000,000 shares authorized; 25,358,200 and 8,056,012 issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	254	81
Additional Paid-in-Capital	214,608	60,906
Accumulated Deficit	(15,552)	(9,643)
Accumulated Other Comprehensive Income	361	—

Total Shareholders’ Equity	199,671	51,344

Total Liabilities and Shareholders’ Equity	$400,255	$97,807

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

(In Thousands, Except Share Data)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
REVENUES
Rental	$3,326	$1,651	$6,983	$4,937
Tenant Reimbursements	585	441	1,534	1,320

	3,911	2,092	8,517	6,257

EXPENSES
Operating and Maintenance	297	228	752	676
Property Taxes	344	286	934	806
Interest	1,330	446	2,348	1,337
General and Administrative	452	195	1,196	438
Investment Management Fee to Related Party	405	172	904	515
Class C Fee to Related Party	—	—	—	145
Depreciation and Amortization	2,115	1,142	4,585	3,469

	4,943	2,469	10,719	7,386

INTEREST AND OTHER INCOME	1,160	44	2,198	204

INCOME (LOSS) BEFORE MINORITY INTEREST	128	(333)	(4)	(925)
MINORITY INTEREST	2	229	(2)	1,021

INCOME (LOSS) FROM CONTINUING OPERATIONS	126	(562)	(2)	(1,946)
DISCONTINUED OPERATIONS
Revenues From Discontinued Operations	398	—	398	—
Expenses From Discontinued Operations	87	—	87	—
Minority Interest - Discontinued Operations	3	—	3	—

INCOME FROM DISCONTINUED OPERATIONS	308	—	308	—

NET INCOME (LOSS)	$434	$(562)	$306	$(1,946)

Basic and Diluted Income (Loss) from Continuing Operations per Share	$0.01	$(0.08)	$0.00	$(0.28)

Basic and Diluted Income from Discontinued Operations per Share	0.01	0.00	0.02	0.00

Basic and Diluted Net Income (Loss) per Share	$0.02	$(0.08)	$0.02	$(0.28)

Weighted Average Common Shares Outstanding—Basic and Diluted	22,538,536	6,967,762	15,386,375	6,967,762

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2007 and 2006 (unaudited)

(In Thousands)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$306	$(1,946)
Adjustments to Reconcile Net Income (Loss) to Net Cash Flows Provided by Operating Activities:
Minority Interest	1	1,021
Depreciation and Amortization of Building and Improvements	2,074	1,461
Amortization of Deferred Financing Cost	68	44
Amortization of Acquired In-Place Lease Value	2,488	2,003
Amortization of Above and Below Market Leases	(214)	(132)
Amortization of Lease Commissions	22	6
Amortization of Discount on Notes Payable	18	—
Class C Fee to Related Party	—	91
Changes in Assets and Liabilities:
Accounts and Other Receivables	(50)	64
Deferred Rent	(319)	(143)
Other Assets	98	(209)
Accounts Payable and Accrued Expenses	2,370	519
Investment Management Fee Payable to Related Party	55	31

Net Cash Flows Provided By Operating Activities	6,917	2,810

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Real Estate Property	(142,660)	(17,839)
Acquisition of Real Estate Held for Sale	(55,560)	—
Purchase Deposit	(791)	—
Restricted Cash	(265)	—
Lease Commissions	(75)	(94)
Improvements to Investments in Real Estate	(283)	(407)

Net Cash Flows Used in Investing Activities	(199,634)	(18,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Common Stocks – Public Offering and Dividend Reinvestment	174	—
Proceeds from Additional Paid-in-Capital – Public Offering and Dividend Reinvestment	168,222	—
Redemption of Common Shares	(308)	—
Payment of Public Offering Cost	(14,672)	—
Payment of Distributions	(4,008)	(2,619)
Distribution to Minority Interest	(96)	(11)
Borrowing on Loan Payable	65,000	—
Proceeds from Notes Payable	10,945	—
Principal Payments on Notes Payable	(270)	—
Deferred Financing Costs	(994)	—
Security Deposits	43	96

Net Cash Flows Provided by (Used in) Financing Activities	224,036	(2,534)

Effect of Foreign Currency Translation	3	—

Net Increase (Decrease) in Cash and Cash Equivalents	31,322	(18,064)
Cash and Cash Equivalents, Beginning of Period	14,021	22,231

Cash and Cash Equivalents, End of Period	$45,343	$4,167

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for Interest	$1,828	$1,302
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Distributions Declared and Payable	$3,099	$873
Accrued Acquisition Costs Related to Real Property	$719	$—
Notes Payable Assumed on Acquisition of the Carolina Portfolio	$63,390	$—

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statement of Shareholders’ Equity

For the Nine Months Ended September 30, 2007 (unaudited)

(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2007	8,056,012	$81	$60,906	$(9,643)	$—	$51,344
Net Contributions From Public Offering of Common Shares, $0.01 Per Value	17,340,559	174	168,222	—	—	168,396
Costs Associated with Public Offering	—	—	(14,213)	—	—	(14,213)
Redemption of Common Shares	(38,371)	(1)	(307)	—	—	(308)
Foreign Currency Translation Gain	—	—	—	—	361	361
Distributions	—	—	—	(6,215)	—	(6,215)
Net Income	—	—	—	306	—	306

Balance at September 30, 2007	25,358,200	$254	$214,608	$(15,552)	$361	$199,671

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

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

The registration statement relating to our initial public offering was declared effective on October 24, 2006. CNL Securities Corp. is the dealer manager of our offering. The registration statement covers up to $2,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by CBRE Advisors LLC, the Investment Advisor, or another firm we choose for that purpose. During the period October 24, 2006 through September 30, 2007, the Company issued 18,461,141 additional common shares of beneficial interest.

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

For the Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

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

Principles of Consolidation

Because the Company is the sole general partner of CBRE OP and has majority control over its management and major operating decisions, the accounts of CBRE OP are consolidated in the Company’s financial statements. The interests of REIT Holdings are reflected in minority interest in the accompanying consolidated financial statements. All significant inter-company accounts and transactions are eliminated in consolidation. CB Richard Ellis Investors, LLC (“CBRE Investors”), an affiliate of the Investment Advisor, also owns an interest in the Company through its ownership of 243,227 common shares of beneficial interest at September 30, 2007 and December 31, 2006.

Unaudited Interim Condensed Consolidated Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America. The condensed consolidated financial statements as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006 and related footnote disclosures are unaudited. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable.

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

For the Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

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

Cash Equivalents

The Company considers short-term investments with a maturity of three months or less when purchased to be cash equivalents. As of September 30, 2007 and December 31, 2006 cash equivalents consisted primarily of investments in money market funds.

Restricted Cash

Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenant. At September 30, 2007, our restricted cash balance was $265,000 which represents amounts set aside as impounds for future property tax payments as required by our agreements with the lenders.

Discontinued Operations and Real Estate Held for Sale

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), the income or loss and net gain on dispositions of operating properties and the income or loss on all properties classified as held for sale are reflected in the consolidated statements of operations as discontinued operations for all periods presented. A property is classified as held for sale when certain criteria, as set forth under SFAS 144, are met. At such time, the Company presents the respective assets and liabilities separately on the balance sheet and ceases to record depreciation and amortization expense. Properties held for sale are reported at the lower of their carrying value or their estimated current sales value less costs to sell. As of September 30, 2007 the Company had 16 buildings classified as held for sale (see Notes 4 and 6).

Accounting for Derivative Financial Investments and Hedging Activities

We account for our derivative and hedging activities, if any, in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires all derivative instruments to be carried at fair value on the balance sheet. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. We periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within shareholders’ equity. Calculation of a fair value of derivative instruments also requires management to use estimates. Amounts will be reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS 133. The changes in fair value hedges are accounted for by recording the fair value of the derivative instruments on the balance sheet as either assets or liabilities, with the corresponding amount recorded in current period earnings. As of September 30, 2007, we have one interest rate cap agreement in place with an estimated fair value of $150,000. Included in earnings for the period ended September 30, 2007, is $50,000 related to the change in fair value of the interest rate cap.

Investments in Real Estate

The Company’s investment in real estate is stated at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Buildings and improvements	39 years
Site improvements	15 years
Tenant improvements	Shorter of the useful lives or the terms of the related leases

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred. As of September 30, 2007 and December 31, 2006, the Company owned thirty-one and eight real estate investments, respectively.

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

On April 27, 2007, the Company acquired 602 Central Blvd., a single tenant office building in Coventry, England, United Kingdom. The purchase price was approximately £11,981,200 ($23,843,000), including transaction costs and acquisition fees.

On August 29, 2007, the Company acquired Bolingbrook Point III, a multi tenant warehouse building located in Bolingbrook, Illinois. The purchase price was approximately $18,169,000, including transaction costs and acquisition fees.

On August 30, 2007, the Company acquired a portfolio of 30 distribution and manufacturing industrial buildings located in North and South Carolina (the “Carolina Portfolio”). The purchase price of the Carolina Portfolio was $219,729,000, including transaction costs and acquisition fees.

On September 24, 2007, the Company acquired 215 Commerce Court, a single tenant distribution building, located in Spartanburg, South Carolina. The purchase price was approximately $2,954,000, including transaction costs and acquisition fees.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

Other Assets

Other assets consist primarily of purchase deposits paid in connection with future acquisitions that have not yet been applied to investments in real estate, prepaid insurance, and prepaid property taxes. Other assets will be amortized to expense or reclassified to other asset accounts upon being put into service in future periods.

In addition, other assets include an interest rate cap based on its September 30, 2007 fair value. The interest rate cap is valued quarterly and the net change is recognized in earnings. The interest rate cap has a term of 33 months from August 27, 2007 to May 27, 2010 and has a notional amount of £5,500,000 ($11,258,000) and caps the three month London Inter-Bank Offering Rate (LIBOR) at 6.25% during such period. Included in other assets is the fair value of the interest rate cap of $150,000, which includes $50,000 in earnings for the change in fair value of the interest rate cap during the nine months ended September 30, 2007.

Other assets include the following as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
Purchase deposit	$791	$—
Prepaid insurance	149	144
Prepaid property taxes	21	—
Interest rate cap at fair value	150	—
Other	11	9

Total	$1,122	$153

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

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

For the Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. In the accompanying consolidated balance sheets, accumulated other comprehensive income consists of foreign currency translation adjustments.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable period ended December 31, 2004. To qualify as a REIT, the Company must distribute annually at least 90% of its adjusted taxable income, as defined in the Code, to its shareholders and satisfy certain other organizational and operating requirements. The Company generally will not be subject to U.S. federal income taxes if it distributes 100% of its taxable income for each year to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income taxes (including any applicable alternative minimum tax) on its taxable income at regular corporate rates and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and to U.S. federal income taxes and excise taxes on its undistributed taxable income. The Company believes that it has met all of the REIT distribution and technical requirements for the nine months ended September 30, 2007 and the year ended December 31, 2006, and was not subject to any U.S. federal income taxes. Management intends to continue to adhere to these requirements and maintain the Company’s REIT status.

Revenue Recognition

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, the Company has received irrevocable stand-by letters of credit totaling $8,353,000 and $3,785,000 as security for such leases at September 30, 2007 and December 31, 2006, respectively.

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

Allowances for uncollectible tenant and deferred rent receivables—Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. Management of the Company did not consider it necessary to have an allowance of uncollectible rent receivables as of September 30, 2007 and December 31, 2006.

Offering Costs

Offering costs incurred through September 30, 2007 totaling $19,283,000 are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Of the total amount, $14,771,000 was incurred to CNL Securities Corp., as dealer manager; $3,969,000 was incurred to CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor, $51,000 was incurred to the Investment Advisor for reimbursable marketing costs and $492,000 was incurred to other service providers. Each party will be paid the amount incurred from proceeds of the public offering.

Deferred Financing Costs

Direct costs incurred in connection with obtaining financing are amortized over the respective term of the loan on a straight-line basis, which approximates the effective interest method.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

Translation of Non-U.S. Currency Amounts

The financial statements and transactions of our United Kingdom real estate operation is reported in its functional currency, namely GBP-pound sterling and is then translated into U.S. dollars. Assets and liabilities of this operation are denominated in the functional currency and are then translated at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the reporting period. Translation adjustments are reported in “Accumulated Other Comprehensive Income” a component of Stockholders’ Equity.

The carrying value of our United Kingdom assets and liabilities fluctuate due to changes in the exchange rate between the U.S. dollar and the GBP-pound sterling. The exchange rate of the U.S. dollar to the GBP-pound sterling was $2.0469 at September 30, 2007.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

Net Income (Loss) Per Share

Basic net income (loss) per share from continuing operations and discontinued operations is computed by dividing income (loss) from continuing operations and discontinued operations by the weighted average number of common shares outstanding during each period. The computation of diluted net income (loss) from continuing operations and discontinued operations per share further assumes the dilutive effect of stock options, stock warrants and contingently issuable shares, if any. In accordance with SFAS No. 128, Earnings Per Share, as the Company has recorded net losses from continuing operations and discontinued operations for the three and nine months ended September 30, 2006, the effect, if any, would be anti–dilutive, and accordingly are excluded from the earnings per share computation. In addition, for the three and nine months ended September 30, 2007 the Company has reported net income; however, no stock options, stock warrants or contingently issuable shares have ever been issued. As a result, there is no difference in basic and diluted shares.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

3. Acquisitions of Real Estate

The Texas Portfolio, consisting of three properties (660 N. Dorothy, 505 Century, and 631 International), was acquired for approximately $18,339,000 on January 9, 2006, 602 Central Blvd. was acquired for $23,843,000 on April 27, 2007, Bolingbrook Point III was acquired on August 29, 2007 for $18,169,000, the Carolina Portfolio was acquired for $219,729,000 on August 30, 2007 and 215 Commerce Court was acquired on September 24, 2007 for $2,954,000. These property acquisitions are accounted for in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, site improvements, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above and below-market leases and the value of in-place leases and tenant relationships, if any, based in each case on their respective fair values. Loan premiums, in the case of above-market rate loans, or loan discounts, in the case of below-market loans, will be recorded based on the fair value of any loans assumed in connection with acquiring the real estate. The purchase price allocation to the assets and liabilities acquired at Bolingbrook Point III and the Carolina Portfolio are preliminary and are subject to revision based on the finalization of appraisals of the assets and liabilities acquired.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for the above noted acquisitions designated as real estate held for investment (in thousands):

Property	Land	Site Improvements	Building Improvements	Tenant Improvements	Acquired in- Place Lease Value	Above Market Lease Value	Below Market Lease Value	Discount on Notes	Purchase Price	Principal Amount Assumed Notes	Net Assets Acquired
660 North Dorothy	$1,576	$381	$3,438	$198	$1,231	$31	$(19)	$—	$6,836	—	$6,836
505 Century	950	273	3,716	119	996	50	(8)	—	6,096	—	6,096
631 International	923	216	2,934	285	1,098	8	(57)	—	5,407	—	5,407
602 Central Blvd.	3,630	321	17,830	—	2,485	—	(424)	—	23,843	—	23,843
Bolingbrook Point III	2,423	522	13,433	164	1,078	549	—	—	18,169	—	18,169
Fairforest Bldg 5	1,798	2,493	12,065	101	1,253	—	(788)	118	17,040	(11,308)	5,732
Fairforest Bldg. 6	697	441	3,719	538	669	802	—	194	7,060	(3,832)	3,228
Fairforest Bldg. 7	758	532	5,174	—	—	—	—	—	6,464	—	6,464
HJ Park Bldg. 1	569	622	2,440	12	333	298	—	52	4,325	(1,485)	2,840
North Rhett I	1,300	386	9,694	432	1,234	—	(2,898)	201	10,349	(4,968)	5,381
North Rhett II	556	149	5,852	27	403	108	—	178	7,273	(2,700)	4,573
North Rhett III	581	218	3,484	19	410	105	—	70	4,887	(2,207)	2,680
North Rhett IV	2,352	1,669	12,022	88	1,823	—	(2,097)	396	16,253	(11,258)	4,995
Jedburg Commerce Park	4,279	3,236	21,633	157	5,075	9,023	—	—	43,403	—	43,403
Mount Holly Bldg.	827	862	3,023	15	309	—	(147)	153	5,042	(2,700)	2,342
Orangeburg Park Bldg.	570	693	3,834	98	389	—	(5)	177	5,756	(2,746)	3,010
Kings Mt. I	289	360	2,935	158	483	713	—	126	5,064	(2,335)	2,729
Kings Mt. II	769	1,453	10,014	951	1,443	—	(3,875)	354	11,109	(7,044)	4,065
Union Cross Bldg. I	851	761	3,894	27	631	221	—	177	6,562	(3,332)	3,230
Union Cross Bldg. II	1,578	1,507	11,679	62	1,106	—	(93)	524	16,363	(10,195)	6,168

	$27,276	$17,095	$152,813	$3,451	$22,449	$11,908	$(10,411)	$2,720	$227,301	$(66,110)	$161,191

Building improvements are depreciated over 39 years; Site Improvements are depreciated over 15 years; Tenant Improvements, Value of In-Place Leases, Above-Market Lease Values and Below-Market Lease Values, are amortized over the remaining lease terms at the time of acquisition.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

The following tables summarizes the estimated fair values of the Carolina Portfolio properties acquired and designated as real estate held for sale at September 30, 2007 (in thousands).

Fairforest Bldgs. 1-4	$23,281
Highway 290 Commerce Pk – Bldgs 1, 5 and 7	12,709
Orchard Business Park 2	719
Greenville/Spartanburg Ind.	3,775
Community Cash Complex 1-5	8,213
Cherokee Corporate Park	4,082
215 Commerce Court	2,954

Total	$55,733

At such time, the Company presents the respective assets separately on the balance sheet, presents the revenue and expenses separately on the statement of operations and it ceases to record depreciation and amortization expense.

4. Real Estate and Other Assets Held for Sale and Related Liabilities

Real estate and other assets held for sale include real estate for sale in their present condition that have met all of the “held for sale” criteria of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and other assets directly related to such projects. Liabilities related to real estate and other assets held for sale have been included as a single line item in the accompanying consolidated balance sheets. There were no real estate assets held for sale at December 31, 2006.

Real estate and other assets held for sale and related liabilities were as follows (in thousands):

	September 30, 2007	December 31, 2006
Assets:
Real estate held for sale	$55,733	$—
Current assets	80

Total real estate and other assets held for sale	55,813	—
Liabilities:		—
Accounts payable and accrued expenses	434	—

Total liabilities related to real estate and other assets held for sale	434	—

Net real estate and other assets held for sale	$55,379	—

5. Acquisitions Related Intangible Assets

The Company’s acquisition related intangible assets are included in the consolidated balance sheet as acquired in–place lease value, acquired above market lease value and acquired below market lease value as of September 30, 2007 and 2006.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

The following is a schedule of future amortization of acquisition related intangible assets as of September 30, 2007 (in thousands):

	Acquired In-Place Lease Value	Below Market Lease Value	Above Market Lease Value
2007 (Three months ending December 31, 2007)	$1,676	$393	$325
2008	6,669	1,571	1,304
2009	6,412	1,570	1,301
2010	5,078	1,442	1,203
2011	4,385	1,416	1,117
Thereafter	3,964	6,065	6,982

	$28,184	$12,457	$12,232

The amortization of the above and below-market lease values included in rental revenue were $(139,000) and $224,000, respectively, for the three months ended September 30, 2007, and $ (52,000) and $103,000, respectively, for the three months ended September 30, 2006. The amortization of in-place lease value included in amortization expense was $1,095,000 and $639,000 for the three months ended September 30, 2007 and 2006, respectively.

The amortization of the above and below-market lease values included in rental revenue were $(239,000) and $453,000, respectively, for the nine months ended September 30, 2007, and $(177,000) and $309,000, respectively, for the nine months ended September 30, 2006. The amortization of in-place lease value included in amortization expense was $2,488,000 and $2,003,000 for the nine months ended September 30, 2007 and 2006, respectively.

6. Discontinued Operations

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or disposal of Long Lived Assets (“SFAS 144”), the income and the net gain on dispositions of operating properties are reflected in the consolidated statements of operations as discontinued operations for all periods presented. The following table summarizes the components that comprise income from discontinued operations for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES:
Rental	$340	$—	$340	$—
Tenant Reimbursements	58	—	58	—

Total Revenues	398	—	398	—

EXPENSES:		—		—
Operating and Maintenance	11	—	11	—
Property Taxes	70	—	70	—
General and Administrative	6	—	6	—

Total Expenses	87	—	87	—

Minority Interest in Discontinued Operations	3	—	3	—

Total Income from Discontinued Operations	$308	$—	$308	$—

Revenues and expenses from discontinued operations for the three and nine months ended September 30, 2007 represent the activities of a held for sale portfolio of light industrial and warehouse distribution buildings acquired during the quarter ended September 30, 2007 for $55,733,000. The properties are currently being marketed for sale.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

7. Debt

Notes Payable secured by real property are summarized as follows (in thousands).

	Interest Rate as of September 30, 2007	Maturity Date	Balance as of
Property			September 30, 2007	December 31, 2006
REMEC	4.79%	November 1, 2011	$13,250	$13,250
300 Constitution	4.84%	April 1, 2012	12,000	12,000
Deerfield Commons I	5.23%	December 1, 2012	9,725	9,725
602 Central Blvd. (a)	6.70%	April 27, 2014	11,258	—
Fairforest Bldg. 5	6.33%	February 1, 2024	11,276	—
Fairforest Bldg. 6	5.42%	June 1, 2019	3,812	—
HJ Park – Bldg. 1	4.98%	March 1, 2013	1,465	—
North Rhett I	5.65%	August 1, 2019	4,944	—
North Rhett II	5.20%	October 1, 2002	2,688	—
North Rhett III	5.75%	February 1, 2020	2,197	—
North Rhett IV	5.80%	February 1, 2025	11,226	—
Mt Holly Bldg.	5.20%	October 1, 2020	2,688	—
Orangeburg Park Bldg.	5.20%	October 1, 2020	2,734	—
Kings Mountain I	5.27%	October 1, 2020	2,325	—
Kings Mountain II	5.47%	January 1, 2020	7,011	—
Union Cross Bldg. I	5.50%	July 1, 2021	3,319	—
Union Cross Bldg. II	5.53%	June 1, 2021	10,154	—

Notes Payable			112,072	34,975
Less Discount			(2,702)

Notes Payable Less Discount			$109,370	$34,975

(a)	Variable interest rate of 6.75% at September 30, 2007.

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, the Company assumed 13 loans with principal balances totaling $66,110,000 from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. Assumption fees and other loan closing costs totaling $765,500 were capitalized as incurred. The loans bear interest at rates ranging from 4.98% to 6.33% and mature between March 1, 2013 and February 1, 2025. The fair value of the loans assumed at acquisition was $63,390,000. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. Principal payments totaling $270,000 were made during the quarter. The Company indemnifies the loans against environmental costs and expenses and guarantees the loans under certain conditions.

In addition, the Company entered into a credit agreement with Bank of America, N.A. to provide us a $65,000,000 term loan and a $10,000,000 revolving line of credit (collectively, the “Credit Facility”). The one year term loan was fully drawn upon at the closing of the Carolina Portfolio on August 30, 2007. None of the revolving line of credit has been drawn. The Credit Facility matures in August, 2008 and bears interest at a floating rate of LIBOR plus 1.25%, with a rate of 6.379% as of September 30, 2007. An upfront fee of $112,500 was paid to Bank of America, N.A. and a fee of 0.2% per annum is accrued on unfunded balances under the revolving line of credit. The loan contains various financial covenants and restrictions including a fixed charge coverage ration of 1.6, as defined in the credit agreement. As of September 30, 2007, the Company was in compliance with all such covenants and restrictions. The Credit Facility is unsecured, but the Company is required to pay down a proportion of the Credit Facility, as defined in the credit agreement, if any of the unencumbered properties in the Carolina Portfolio, including all of the properties held for sale, or Bolingbrook Point III are financed or sold.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

On April 27, 2007, the Company, in connection with the acquisition of 602 Central Blvd, entered into a £5,500,000 ($11,258,000 at September 30, 2007) financing arrangement with the Royal Bank of Scotland secured by the property. The loan is for a term of seven years and bears interest at a variable rate of interest, adjusted quarterly, based on three month LIBOR plus margin and other costs of 0.67%, or 6.70% per annum as of September 30, 2007. Interest payments only are due quarterly for the term of the loan with principal due at maturity.

The minimum principal payments due for the secured notes payable are as follows as of September 30, 2007 (in thousands):

2007 (Three months ending December 31, 2007)	$818
2008	3,389
2009	3,583
2010	3,787
2011	17,391
Thereafter	83,104

$112,072

The loan payable of $65,000,000 is required to be repaid on a proportional basis, as defined in the credit agreement, when unencumbered properties in the Carolina Portfolio or Bolingbrook Point III are financed or sold, the timing of which can not be estimated; however, the total amount of the loan becomes due and payable in August, 2008.

8. Minimum Future Rents Receivable

The following is a schedule of minimum future rentals to be received on non-cancelable operating leases as of September 30, 2007 (in thousands):

2007 (Three months ending December 31, 2007)	$4,826
2008	20,255
2009	19,639
2010	16,551
2011	15,518
Thereafter	111,626

$188,415

9. Concentrations

Tenant Concentrations

For the three months ended:

For the three months ended September 30, 2007, the tenant in REMEC accounted for approximately $659,000 or 17% of total revenues, the tenant in 300 Constitution accounted for approximately $488,000 or 12% of total revenues and the tenant in 602 Central Blvd. accounted for approximately 11% of total revenues.

For the three months ended September 30, 2006, the tenant in REMEC accounted for $630,000 or 30% of total revenues, the tenant in 300 Constitution accounted for $492,000 or 24% of total revenues and a tenant in Deerfield Commons I accounted for $323,000 or 15% of total revenues.

For the nine months ended:

For the nine months ended September 30, 2007, the tenant in REMEC accounted for approximately $1,926,000 or 23% of total revenues, the tenant in 300 Constitution accounted for approximately $1,466,000 or 17% of total revenues and a tenant in Deerfield Commons I accounted for approximately $978,000 or 11% of total revenues.

For the nine months ended September 30, 2006, the tenant in REMEC accounted for approximately $1,916, 000 or 31% of total revenues, the tenant in 300 Constitution accounted for approximately $1,475,000 or 24% of total revenues and a tenant in Deerfield Commons I accounted for approximately $957,000 or 15% of total revenues.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

The tenant in 300 Constitution has the right of first offer if the Company decides to sell the property. The leases under which the tenants occupy the properties expire in April 2017 for the tenant in REMEC, March 2013 for the tenant in 300 Constitution, May 2010 for the tenant in Deerfield Commons I and February 2017 for the tenant in 602 Central Blvd.

Geographic Concentrations

As of September 30, 2007, the Company owned twenty-three domestic real estate investments included in continuing operations; one in California, Illinois and Massachusetts; two in Georgia, three in Texas, four in North Carolina and eleven in South Carolina. The Company also owns one property in Coventry, United Kingdom (UK).

Our geographic revenue concentrations from continue operations for the nine months ended September 30, 2007 and 2006 are as follows:

	September 30, 2007	September 30, 2006
Domestic
California	22.62%	30.65%
Georgia	21.38	25.90
Massachusetts	17.21	23.58
Texas	15.26	19.87
Illinois	1.42	—
North Carolina	3.65	—
South Carolina	9.96	—

Total Domestic	91.50	100.00
International
UK	8.50	—

Total	100.00%	100.00%

Our geographic long-lived asset concentrations from continue operations as of September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006
Domestic
California	8.36%	30.45%
Massachusetts	6.96	25.51
Georgia	6.17	23.58
Texas	5.49	20.46
Illinois	6.13	—
North Carolina	14.11	—
South Carolina	44.53	—

Total Domestic	91.75	100.00
International
UK	8.25	—

Total	100.00%	100.00%

100% of the geographic revenue concentrations from discontinued operations and geographic asset concentrations from discontinued operations are attributable to South Carolina.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

10.	Segment Disclosure

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

The Company evaluates the performance of its segments based on net operating income, defined as: (rental income and tenant reimbursements) less property and related expenses (property expenses, and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and the Company level general and administrative expenses.

Condensed Consolidated Statements of Operations	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Domestic Properties
Revenues:
Rental	$2,903	$1,651	$6,266	$4,937
Tenant Reimbursements	581	441	1,527	1,320

	3,484	2,092	7,793	6,257
Property and Related Expenses
Operating and Maintenance	290	228	740	676
General and Administrative	8	29	80	68
Property Taxes	344	286	934	806

	642	543	1,754	1,550

Net Operating Income	2,842	1,549	6,039	4,707

International Properties
Revenues:
Rental	423	—	717	—
Tenant Reimbursements	4	—	7	—

	427	—	724	—

Property and Related Expenses
Operating and Maintenance	7	—	12	—
General and Administrative	—	—	—	—
Property Taxes	—	—	—	—

	7	—	12	—

Net Operating Income	420	—	712	—

Total Reportable Segments
Revenues:
Rental	3,326	1,651	6,983	4,937
Tenant Reimbursements	585	441	1,534	1,320

	3,911	2,092	8,517	6,257

Property and Related Expenses
Operating and Maintenance	297	228	752	676
General and Administrative	8	29	80	68
Property Taxes	344	286	934	806

	649	543	1,766	1,550

Net Operating Income	$3,262	$1,549	$6,751	$4,707

Reconciliation Non-GAAP to Consolidated Net Income (Loss)
Total Segment Net Operating Income	$3,262	$1,549	$6,751	$4,707
Interest and Other Income	1,160	44	2,198	204

	4,422	1,593	8,949	4,911

Interest	1,330	446	2,348	1,337
General and Administrative	444	166	1,116	370
Investment Management Fee to Related Party	405	172	904	515
Class C Fee to Related Party	—	—	—	145
Depreciation and Amortization	2,115	1,142	4,585	3,469

Income (Loss) Before Minority Interest	128	(333)	(4)	(925)
Minority Interest	2	229	(2)	1,021

Income (Loss) from Continuing Operations	126	(562)	(2)	(1,946)
Income from Discontinued Operation	308	—	308	—

Net Income (Loss)	$434	$(562)	$306	$(1,946)

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

Condensed Balance Sheets	September 30, 2007	December 31, 2006
Domestic Assets – Continuing Operations	$276,353	$83,725
Assets Related to Discontinued Operations	55,813
International Assets	25,336	—
Non-Segment Assets	42,753	14,082

Total Assets	$400,255	$97,807

Investing Activities	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Domestic Continuing Operations – Capital Expenditures	$120,231	$18,340
Domestic Discontinued Operations – Capital Expenditures	55,560
International Capital Expenditures	23,843	—

Total Investing Activities	$199,634	$18,340

11. Investment Management and Other Fees to Related Parties

Pursuant to the agreement between the Company, CBRE OP and the Investment Advisor (the “Advisory Agreement”), the Investment Advisor and its affiliates perform services relating to the Company’s on going initial public offering and the management of its assets. Items of compensation and equity participation are as follows:

Investment Management Fee to Related Party

Prior to October 24, 2006, the Investment Advisor received an annual fee equal to 0.75% of the book value of the total assets, as defined in the Advisory Agreement, based on the assets of CBRE OP. The investment management fee was calculated monthly based on the average of total assets, as defined, during such period. On October 24, 2006, the board of trustees, including our independent trustees, approved and the Company entered into the Amended and Restated Agreement of Limited Partnership of CBRE OP (the “Amended Partnership Agreement”) and the Amended and Restated Advisory Agreement (the “Amended Advisory Agreement” and, together with the Amended Partnership Agreement, the “Amended Agreements”). The Company entered into the Amended Agreements which provides an investment management fee of (i) a monthly fee equal to one twelfth of 0.6% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments within the Company’s portfolio and (ii) a monthly fee equal to 7.0% of the aggregate monthly net operating income derived from all real estate investments within the Company’s portfolio. The Investment Advisor earned $405,000 and $904,000 for the three and nine months ended September 30, 2007, respectively, and $172,000 and $515,000 for the three and nine months ended September 30, 2006, respectively. In connection with services provided to the Investment Advisor, CNL Fund Management Company, the Sub Advisor and affiliate of the Dealer Manager pursuant to a sub advisory agreement, was paid by the Investment Advisor $156,000 and $125,000 for the three and nine months ended September 30, 2007, respectively.

Acquisition Fee to Related Party

The Investment Advisor may earn an acquisition fee up to 1.0% of (i) the purchase price of real estate investments acquired by the Company, including any debt attributable to such investments, or (ii) when the Company makes an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. The Investment Advisor earned $2,349,000 and $2,572,000 for the three and nine months ended September 30, 2007, respectively, and $0 for the three and nine months ended September 30, 2006. In connection with services provided to the Investment Advisor, the Sub Advisor, pursuant to a sub advisory agreement, was paid by the Investment Advisor $439,000 and $481,000 for the three and nine months ended September 30, 2007, respectively. These fees have been capitalized to investments in real estate and related intangibles.

CB Richard Ellis, UK was paid a service fee in conjunction with the April 27, 2007 acquisition of 602 Central Blvd. totaling £9,000 ($18,000) for the nine months ended September 30, 2007. These fees have been capitalized to investments in real estate and related intangibles.

Affiliate Equity Investment

During 2004, CBRE Investors purchased 269,428 common shares of beneficial interest in the Company for $8.10 per share in a private placement. During the nine months ended September 30, 2007 and 2006, CBRE Investors sold none and 18,077 shares, respectively, to employees and related parties.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

James Orphanides, one of the Company’s trustees, purchased 54,348 common shares during the nine months ended September 30, 2007.

During 2004, REIT Holdings purchased 29,937 common partnership units in CBRE OP at $8.10 per unit in a private placement. In exchange for the services provided to the Company, REIT Holdings was granted a Class B limited partnership interest and a Class C limited partnership interest in CBRE OP. For the nine months ended September 30, 2006, REIT Holdings earned approximately $961,000 ($816,000 of which is include as minority interest and $145,000 as Class C fee to related party), relating to its Class C limited partnership interest in CBRE OP. Included in minority interest is $209,000 for the changes in fair value of the Class B interest during the nine months ended September 30, 2006. On October 24, 2006, the Class B limited partnership was modified and the Class C limited partnership interest was exchanged for Class A OP units (see Note 2).

Management Services

Affiliates of the Investment Advisor may also provide leasing, brokerage, property management, or mortgage banking services for the Company. CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor, received property management fees of approximately $54,000 and $73,000 for the three and nine months ended September 30, 2007, respectively, and $9,000 and $33,000, for the three and nine months ended September 30, 2006, respectively, which are included in operating and maintenance expense on the statement of operations. No leasing, brokerage or mortgage banking fees were paid to affiliate of the Investment Advisor for the nine months ended September 30, 2007 and 2006.

12. Equity Incentive Plan and Performance Bonus Plan

Equity Incentive Plan

The Company has adopted a 2004 equity incentive plan. The purpose of the 2004 equity incentive plan is to provide the Company with the flexibility to use share options and other awards to provide a means of performance-based compensation. Key employees, directors, trustees, officers, advisors, consultants or other personnel of the Company and its subsidiaries or other persons expected to provide significant services to the Company or its subsidiaries, including employees of the Investment Advisor, would be eligible to be granted share options, restricted shares, phantom shares, distribution equivalent rights and other share-based awards under the 2004 equity incentive plan. No awards of any kind have been made under this plan during periods ended September 30, 2007 and 2006.

Performance Bonus Plan

The Company has adopted a 2004 performance bonus plan. Annual bonuses under the Company’s 2004 performance bonus plan are awarded by the Company’s Compensation Committee to selected key employees, including employees of the Investment Advisor, based on corporate factors or individual factors (or a combination of both). Subject to the provisions of the 2004 performance bonus plan, the Compensation Committee will (i) determine and designate those key employees to whom bonuses are to be granted; (ii) determine, consistently with the 2004 performance bonus plan, the amount of the bonus to be granted to any key employee for any performance period; and (iii) determine, consistently with the 2004 performance bonus plan, the terms and conditions of each bonus. Bonuses may be so awarded by the Compensation Committee prior to the commencement of any performance period, during or after any performance period. No bonus shall exceed 200% of the key employee’s aggregate salary for the year. The Compensation Committee may provide for partial bonus payments at target and other levels. Corporate performance hurdles for bonuses may be adjusted by the Compensation Committee in its discretion to reflect (i) dilution from corporate acquisitions and share offerings, and (ii) changes in applicable accounting rules and standards. The Compensation Committee may determine that bonuses shall be paid in cash or shares or other equity-based grants, or a combination thereof. The Compensation Committee may also provide that any such share grants be made under the Company’s 2004 equity incentive plan or any other equity-based plan or program the Company may establish. The Compensation Committee may provide for programs under which the payment of bonuses may be deferred at the election of the employee. No bonuses were awarded and no bonus related expenses were incurred by the Company during the periods ended September 30, 2007 and 2006, respectively.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

13. Shareholders’ Equity

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

During the nine months ended September 30, 2007 the Company repurchased 38,371 common shares under the Company’s Share Redemption Program.

14. Distributions

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

The following table reconciles the distributions declared per common share to the distributions paid per common share during the nine months ended September 30, 2007 and 2006:

	2007	2006
Distributions declared per common share	$0.400	$0.375
Less: Distributions declared in the current period, and paid in the subsequent period	(0.137)	(0.125)
Add: Distributions declared in the prior year, and paid in the current year	0.125	0.125

Distributions paid per common share	$0.388	$0.375

Total distribution paid to shareholders during the nine months ended September 30, 2007 and 2006 were $4,008,000 and $2,619,000, respectively.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

15. Fair Value of Financial Instruments

The carrying amounts for cash, cash equivalents, accounts and other receivables, as well as the loan payable, accounts payable and accrued expenses approximate their fair value because of the short-term nature of these instruments. The fair value of long-term debt was estimated based on current interest rates available to the Company for debt instruments with similar terms.

The following table summarizes our financial instruments and their calculated fair value at September 30, 2007 and December 31, 2006, (dollars in thousands):

	Book Value		Fair Value
Financial Instrument	2007	2006	2007	2006
Notes Payable	$109,370	$34,975	$106,685	$33,652

16. Commitments and Contingencies

We have agreed to a capital commitment of up to $20 million in CB Richard Ellis Strategic Partners Asia II, LLP, or CBRE Asia Fund, which extends for 24 months after the close of the final capital commitment. On October 16, 2007, we funded $200,000 of our capital commitment. CBRE Investors, our sponsor, formed CBRE Asia Fund, to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. If we and all other currently committed capital investors, had funded their entire commitments in CBRE Asia Fund as of October 15, 2007, we would own an ownership interest of approximately 6.17% in CBRE Asia Fund. A majority of our trustees (including a majority of our independent trustees) not otherwise interested in this transaction approved the transaction as being fair, competitive and commercially reasonable. CBRE Asia Fund is managed by CB Richard Ellis Investors SP Asia II, LLC or the Fund Manager, a subsidiary of CBRE Investors.

On June 22, 2007, July 3, 2007 and July 27, 2007 the Company entered into definitive purchase agreements with certain affiliates of Johnson Development Associates, Inc., an unrelated third party to acquire, subject to customary closing conditions, a portfolio of 34 distribution and light manufacturing industrial buildings and adjacent land located in North Carolina and South Carolina. As of September 30, 2007, three buildings and three land parcels had not closed. On November 1, 2007, two buildings closed as described in the subsequent events footnote. The land parcels are expected to close in mid-November for $960,000 and the 541,910 rentable square foot distribution building located in Charlotte North Carolina is expected to close in the first quarter of 2008 for $25.4 million. The Company has purchase deposits of $41,000 for the land parcels and $510,000 for the Charlotte distribution building in connection with the execution of the agreements that are refundable in the event certain closing conditions are not met.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

17. Comprehensive Income

U.S. GAAP requires that the effect of foreign currency translation adjustments be classified as comprehensive income. The following table sets forth our comprehensive income for the periods indicated (in thousands):

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Net Income (Loss)	$434	$(562)	$306	$(1,946)
Foreign Currency Translation Gain	243	—	361	—

Comprehensive Income (Loss)	$677	$(562)	$667	$(1,946)

18. Subsequent Events

From October 1, 2007 through October 31, 2007, the Company received gross proceeds from the offering of approximately $17,609,502 from the sale of 1,766,393 shares.

On October 16, 2007, the Company funded an initial $200,000 of its capital commitment to CBRE Asia Fund.

On November 1, 2007, the Company acquired a fee interest in two warehouse distribution buildings (230 Commerce Court and 4260 Orchard Park Blvd.) totaling 137,500 rentable square feet located in the Spartanburg, South Carolina market for $4,790,000, exclusive of customary closing costs, which was funded using net proceeds from the Company’s public offering. The buildings are 100% leased, each to a single tenant.

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

Overview

We are a Maryland real estate investment trust that invests in real estate properties, focusing on office, retail, industrial and multi-family residential properties, as well as other real estate-related assets. We may also utilize our expertise and resources to capitalize on unique opportunities that may exist elsewhere in the marketplace, in which we might also acquire interests in mortgages or other investments where we could seek to acquire the underlying property. After the completion of the offering period, we will not invest more than 20% of our total assets in any single investment. In addition, we will seek to maintain a portfolio of geographically diverse assets and may invest up to 30% of our total assets outside of the United States. Investments outside of the United States will be focused in areas in which CB Richard Ellis Investors, LLC, or CBRE Investors, has existing operations or previous investment experience, which today consist of markets in Western Europe (including London, Paris, Milan and Frankfurt), China (including Shanghai and Beijing) and Japan. As of September 30, 2007, we owned twenty-four properties included in continuing operations.

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

On October 24, 2006, we commenced an initial public offering of up to $2,000,000,000 in our common shares, 90% of which is offered at a price of $10.00 per share, and 10% of which is offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by CBRE Advisors LLC, the Investment Advisor, or another firm we choose for that purpose. As of October 31, 2007, we had accepted subscriptions from 4,487 investors, issued 20,227,534 common shares and received $202,193,563 in gross proceeds.

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

As of September 30, 2007 we owned the following properties:

Market	Property	Date Acquired	Year Built	Number of Buildings	Approximate Total Acquisition Cost	Net Rentable Sq.ft.	Occupancy
Domestic
San Diego, CA	REMEC Corporate Campus	9/15/04	1983	4	$26,667,000	132,685	100.00%
Taunton, MA	300 Constitution Drive	11/3/04	1998	1	19,806,000	330,000	100.00
Alpharetta, GA	Deerfield Commons I	6/21/05	2000	1	19,577,000	121,969	100.00
Alpharetta, GA	Deerfield Commons II	6/21/05	—	—	2,262,000	—	—
Richardson, TX	660 North Dorothy	1/9/06	1997	1	6,836,000	120,000	79.17
Allen, TX	505 Century	1/9/06	1997	1	6,096,000	100,000	72.40
Richardson, TX	631 International	1/9/06	1998	1	5,407,000	73,112	100.00
Bolingbrook, IL	Bolingbrook Point III	8/29/07	2006	1	18,168,000	185,045	100.00
Spartanburg, SC	Fairforest Bldg. 5	8/30/07	2006	1	17,040,000	316,491	100.00
Spartanburg, SC	Fairforest Bldg. 6	8/30/07	2005	1	7,060,000	101,055	100.00
Spartanburg, SC	Fairforest Bldg. 7	8/30/07	2006	1	6,464,000	101,459	—
Spartanburg, SC	HJ Park Bldg. 1	8/30/07	2003	1	4,325,000	70,000	100.00
Charleston, SC	North Rhett I	8/30/07	1973	1	10,349,000	284,750	100.00
Charleston, SC	North Rhett II	8/30/07	2001	1	7,273,000	101,705	100.00
Charleston, SC	North Rhett III	8/30/07	2002	1	4,887,000	79,972	100.00
Charleston, SC	North Rhett IV	8/30/07	2005	1	16,253,000	316,040	100.00
Charleston, SC	Jedburg Commerce Park	8/30/07	2007	1	43,403,000	512,686	100.00
Charleston, SC	Mount Holly Bldg.	8/30/07	2003	1	5,042,000	100,823	100.00
Charleston, SC	Orangeburg Park Bldg.	8/30/07	2003	1	5,756,000	101,055	100.00
Charlotte, NC	Kings Mt. I	8/30/07	1998	1	5,064,000	100,000	100.00
Charlotte, NC	Kings Mt. II	8/30/07	2002	1	11,109,000	301,400	100.00
Winston-Salem, NC	Union Cross Bldg. I	8/30/07	2005	1	6,562,000	100,853	100.00
Winston-Salem, NC	Union Cross Bldg. II	8/30/07	2005	1	16,363,000	316,130	100.00

Total				26	271,769,000	3,967,230	96.12

International
Coventry, UK	602 Central Blvd	4/27/07	2001	1	23,843,000	49,985	100.00

Total				1	23,843,000	49,985	100.00

Real Estate Held for Sale
Spartanburg, SC	Fairforest Bldgs. 1-4	8/30/07	1999-2001	4	23,281,000	355,794	100.00
Spartanburg, SC	Highway 290 Commerce ar	8/30/07	1993-1996	3	12,709,000	268,500	62.80
Spartanburg, SC	Orchard Business Park 2	8/30/07	1994	1	719,000	17,448	—
Spartanburg, SC	Greenville/Spartanburg Ind.	8/30/07	1990	1	3,775,000	67,375	100.00
Spartanburg, SC	Community Cash Complex 1-5	8/30/07	1960/1978	5	8,213,000	552,518	62.72
Spartanburg, SC	Cherokee Corporate Park	8/30/07	2000	1	4,082,000	60,000	100.00
Spartanburg, SC	215 Commerce Court	9/24/07	1995	1	2,954,000	100,000	100.00

Total				16	55,733,000	1,421,635	77.25

Grand Total				43	$351,345,000	5,438,851	91.22%

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

Subject to certain limitations, we are obligated to reimburse the Investment Advisor for the organizational and offering costs incurred on our behalf. This treatment is consistent with Staff Accounting Bulletin, or SAB, Topic 1.B.1, which requires that we include all of the costs associated with our operations and formation in our financial statements. These costs will then be analyzed and segregated between those which are organizational in nature, those which are offering-related salaries and other general and administrative expenses of the Investment Advisor and its affiliates, and those which qualify as offering expenses in accordance with SAB Topic 5.A. Organizational costs are expensed as incurred in accordance with AICPA Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. Offering-related salaries and other general and administrative costs of the Investment Advisor and its affiliates will be expensed as incurred and third-party offering expenses will be taken as a reduction against the net proceeds of the offering within additional paid-in capital, or APIC, in accordance with SAB Topic 5.A. Offering costs incurred through September 30, 2007 totaling $19,283,000 are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Offering costs incurred through September 30, 2007 totaling $19,283,000 are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Of the total amount, 14,771,000 was incurred to CNL Securities Corp., as dealer manager; $3,969,000 was incurred to CB Richard Ellis, an affiliate of the Investment Advisor, $51,000 was incurred to the Investment Advisor for reimbursable marketing costs and $492,000 was incurred to other service providers. Each party will be paid the amount incurred from proceeds of the public offering. Each party will be paid the amount incurred from proceeds of the public offering. As of September 30, 2007, the accrued offering costs payable to related party included on our consolidated balance sheet is $4,351,000.

Discontinued Operations and Real Estate Held for Sale

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), the income or loss and net gain on dispositions of operating properties and the income or loss on all properties classified as held for sale are reflected in the consolidated statements of operations as discontinued operations for all periods presented. A property is classified as held for sale when certain criteria, as set forth under SFAS 144, are met. At such time, the Company presents the respective assets and liabilities separately on the balance sheet and ceases to record depreciation and amortization expense. Properties held for sale are reported at the lower of their carrying value or their estimated current sales value less costs to sell. As of September 30, 2007, the Company had 16 buildings classified as held for sale (see Notes 4 and 6).

Accounting for Derivative Financial Investments and Hedging Activities

We account for our derivative and hedging activities, if any, in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires all derivative instruments to be carried at fair value on the balance sheet. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. We periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within shareholders’ equity. Calculation of a fair value of derivative instruments also requires management to use estimates. Amounts will be reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS 133. The changes in fair value hedges are accounted for by recording the fair value of the derivative instruments on the balance sheet as either assets or liabilities, with the corresponding amount recorded in current period earnings. As of September 30, 2007, we have one interest rate cap agreement in place with an estimated fair value of $150,000. Included in earnings for the period ended September 30, 2007, is $50,000 related to the change in fair value of the interest rate cap.

Accounting for Share-Based Compensation

We have adopted the fair value based method of accounting for share-based compensation. Under this approach, we recognize an expense for the fair value of any share-based compensation at the time it is granted, as well as for transactions with non-employees in which services are performed in exchange for equity instruments.

Variable Interest Entities

In December 2003, the FASB issued Interpretation 46R, Consolidation of Variable Interest Entities, or FIN 46R. The purpose of this interpretation is to provide guidance on how to identify a variable interest entity, or VIE, and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in any entity will need to consolidate that entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s anticipated losses and/or receive a majority of the VIE’s expected residual returns. As of September 30, 2007, we did not have any investment interests in VIEs.

Continuing Rental Operations:

We evaluate the operation of our portfolio based on two geographic segments constituting our Domestic and International operations. The following tables compare the Net Operating Income for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Domestic		International
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Revenues
Rental Income	$2,903	$1,651	$423	$—
Tenant Reimbursement	581	441	4	—

	3,484	2,092	427	—

Property and Related Expenses
Operating and Maintenance	290	228	7	—
General and Administrative	8	29	—	—
Property Taxes	344	286	—	—

	642	543	7	—

Net Operating Income	$2,842	$1,549	$420	$—

	Domestic		International
	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Revenues:
Rental Income	$6,266	$4,937	$717	$—
Tenant Reimbursement	1,527	1,320	7	—

	7,793	6,257	724	—

Property and Related Expenses
Operating and Maintenance	740	676	12	—
General and Administrative	80	68	—	—
Property Taxes	934	806	—	—

	1,754	1,550	12	—

Net Operating Income	$6,039	$4,707	$712	$—

Consolidated Results of Continuing Operations

Comparison of Three Months Ended September 30, 2007 to Three Months Ended September 30, 2006.

Revenues

Rental

Rental revenue increased $1,675,000, or 101%, to $3,326,000 during the three months ended September 30, 2007 as compared to $1,651,000 for the three months ended September 30, 2006. The increase is primarily due to the acquisition of 602 Central Blvd., Bolingbrook Point III and the Carolina Portfolio.

Tenant Reimbursements

Tenant reimbursements increased $144,000, or 33%, to $585,000 for the three months ended September 30, 2007 compared to $441,000 for the three months ended September 30, 2006. The increase is primarily due to the acquisition of Bolingbrook Point III and the Carolina Portfolio.

Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $69,000 or 30% to $297,000 for the three months ended September 30, 2007 compared to $228,000 for the three month ended September 30, 2006. The increase is primarily due to the acquisition of Bolingbrook Point III and the Carolina Portfolio.

Property Taxes

Property tax expense increased $58,000, or 20%, to $344,000 for the three months ended September 30, 2007 compared to $286,000 for the three months ended September 30, 2006. The increase is primarily due to the acquisition of. Bolingbrook Point III and the Carolina Portfolio.

Interest

Interest expense increased $884,000, or 198%, to $1,330,000 for the three months ended September 30, 2007 compared to $446,000 for the three months ended September 30, 2006 as a result of interest expense associated with 602 Central Blvd., Carolina Portfolio and line of credit borrowings.

General and Administrative

General and administrative expense increased $257,000 or 132% to $452,000 for the three months ended September 30, 2007 compared to $195,000 for the three months ended September 30, 2006. Of the total increase, $74,000 is due to the increase in general corporate legal expenses for the three months ended September 30, 2007 as compared to September 30, 2006; $170,000 is due to the increase in general audit fees and Sarbanes-Oxley assistance fees for the three months ended September 30, 2007 as compared to September 30, 2006; a $31,000 decrease in directors and officers’ insurance for the three months ended September 30, 2007 as compared to September 30, 2006. In addition, shareholder servicing fees, and other professional fees increased by approximately $44,000 for the three months ended September 30, 2007 as compared to September 30, 2006.

Investment Management Fee

Investment management fee expense increased $233,000 or 135% to $405,000 for the three months ended September 30, 2007 compared to $172,000 for the three months ended September 30, 2006. The increase is due to fees earned relative to the management of 602 Central Blvd., Bolingbrook Point III and the Carolina Portfolio.

Depreciation and Amortization

Depreciation and amortization expense increased $973,000 or 85%, to $2,115,000 for the three months ended September 30, 2007 as compared to $1,142,000 for the three months ended September 30, 2006. The net increase is primarily related to depreciation and amortization attributable to the acquisition of 602 Central Blvd., Bolingbrook Point III and the Carolina Portfolio.

Interest and Other Income

Interest and other income increased $1,116,000 to $1,160,000 for the three months ended September 30, 2007 compared to $44,000 for the three months ended September 30, 2006. The increase was due to the investing of the Company’s public offering net cash proceeds in interest earning cash equivalents coupled with an increase in short term interest rates paid on cash equivalents.

Minority Interest

Minority interest decreased $227,000 for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The decrease is attributable the exchange of the limited partnership minority interest for Class A OP units on October 24, 2006.

Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2006.

Revenues

Rental

Rental revenue increased $2,046,000, or 41%, to $6,983,000 during the nine months ended September 30, 2007 as compared to $4,937,000 for the nine months ended September 30, 2006. The increase is due to the acquisition of 602 Central Blvd., Bolingbrook Point III and the Carolina Portfolio as well as increased occupancy at Deerfield Commons I.

Tenant Reimbursements

Tenant reimbursements increased $214,000, or 16%, to $1,534,000 for the nine months ended September 30, 2007 compared to $1,320,000 for the nine months ended September 30, 2006, primarily as a result of increased tenant operating expense recovery for Deerfield Commons I, the acquisition of Bolingbrook Point III and the Carolina Portfolio.

Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $76,000 or 11% to $752,000 for the nine months ended September 30, 2007 compared to $676,000 for the nine months ending September 30, 2006. The increase is primarily due to the acquisition of Bolingbrook Point III, Carolina Portfolio and increased operating expenses at Deerfield Commons I.

Property Taxes

Property tax expense increased $128,000, or 16%, to $934,000 for the nine months ended September 30, 2007 compared to $806,000 for the nine months ended September 30, 2006. The increase is based on a combination of increased assessments, and expenses associated with the Bolingbrook Point III and Carolina Portfolio acquisitions.

Interest

Interest expense increased $1,011,000 or 76%, to $2,348,000 for the nine months ended September 30, 2007 compared to $1,337,000 for the nine months ended September 30, 2006 as a result of interest expense associated with the 602 Central Blvd., Carolina Portfolio and line of credit borrowings.

General and Administrative

General and administrative expense increased $758,000 to $1,196,000 for the nine months ended September 30, 2007 compared to $438,000 for the nine months ended September 30, 2006. Of the total increase, $318,000 is due to the increase in general corporate legal expense for the nine months ended September 30, 2007 as compared to September 30, 2006; $253,000 is due to the increase in general audit fees and Sarbanes – Oxley assistance fees for the nine months ended September 30, 2007 as compared to September 30, 2006; $113,000 is due to the increase in directors and officers’ insurance for the nine months ended September 30, 2007 as compared to September 30, 2006; In addition, shareholder servicing fees, report production costs, and other professional fees increased by approximately $74,000 for the nine months ended September 30, 2007 as compared to September 30, 2006.

Investment Management Fee and Class C Fee to Related Party

Investment management and Class C fees increased $389,000 to $904,000 for the nine months ended September 30, 2007 compared to $515,000 for the nine months ended September 30, 2006. The increase is due to fees earned relative to the management of 602 Central Blvd., Bolingbrook Point III and the Carolina Portfolio.

Depreciation and Amortization

Depreciation and amortization expense increased $1,116,000 or 32%, to $4,585,000 for the nine months ended September 30, 2007 as compared to $3,469,000 for the nine months ended September 30, 2006. The net increase is related to tenant improvement and leasing commission activities at Deerfield I and 660 N. Dorothy, and acquisition of 602 Central Blvd., Bolingbrook Point III and the Carolina Portfolio.

Interest and Other Income

Interest and other income increased $1,994,000 to $2,198,000 for the nine months ended September 30, 2007 compared to $204,000 for the nine months ended September 30, 2006. The increase was due to the investing of the Company’s public offering net cash proceeds in interest earning cash equivalents coupled with an increase in short term interest rates paid on cash equivalents.

Minority Interest

Minority interest decreased $1,023,000 for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The decrease is attributable the exchange of the limited partnership minority interest for Class A OP units on October 24, 2006.

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

Historical Cash Flows

Our net cash provided by operating activities increased by $4,107,000, or 146% to $6,917,000, for the nine months ended September 30, 2007 compared to $2,810,000 for the nine months ended September 30, 2006. The increase is primarily related to interest income earned from public offering proceeds and net income attributable to the acquisitions of 602 Central Blvd., Bolingbrook Point III and Carolina Portfolio offset by additional corporate level expenses incurred in connection with the Company’s public offering.

Net cash used in investing activities increased by approximately $181,294,000 to $199,634,000 for the nine months ended September 30, 2007, compared to $18,340,000 for the nine months ended September 30, 2006. The increase was the result of differences in our acquisitions during the periods where we acquired the Texas Portfolio of properties during the nine months ended September 30, 2006 for $17,839,000 as compared to acquisitions of 602 Central Blvd., Bolingbrook Point III, Carolina Portfolio for $198,220,000 and the payment of a $791,000 deposit on the Carolina Portfolio during the nine months ended September 30, 2007, an increase of $181,172,000. Capital improvement and lease commission expenditures decreased by $143,000 during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The Company is required to fund tax impounds related to the Carolina Portfolio loans resulting in an increase in restricted cash of $265,000 for the nine months ended September 30, 2007.

Net cash provided by financing activities increased by $226,570,000 to $224,036,000 for the nine months ended September 30, 2007 compared to net cash used in financing activities of $2,534,000 for the nine months ended September 30, 2006. The increase is due to the $153,724,000 in net proceeds, after offering costs, received from the public offering, $74,681,000 in net loan proceeds less principal payments associated with the acquisitions of 602 Central Blvd., Carolina Portfolio and line of credit, offset by an increase in distributions to shareholders and minority interest holder of $1,474,000, shareholder redemptions of $308,000 and reduced security deposit collections of $53,000 for the nine months ended September 30, 2007.

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

The following table presents our FFO for the three months and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Reconciliation of net income (loss) to funds from operations:
Net Income (Loss)	$434	$(562)	$306	$(1,946)
Adjustments:
Minority interest	2	229	(2)	1,021
Class C Fee	—	—	—	91
Discontinued Operations	(308)	—	(308)	—
Real estate depreciation and amortization	2,115	1,142	4,585	3,469

Funds from operations	$2,243	$809	$4,581	$2,635

Financing

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, the Company assumed 13 loans with principal balances totaling $66,110,000 from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. Assumption fees and other loan closing costs totaling $765,500 were capitalized as incurred. The loans bear interest at rates ranging from 4.98% to 6.33% and mature between March 1, 2013 and February 1, 2025. The fair value of the loans assumed at acquisition was $63,390,000. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. Principal payments totaling $270,000 were made during the quarter. The Company indemnifies’ the loans against environmental costs and expenses and guarantees the loans under certain conditions.

In addition, the Company entered into a credit agreement with Bank of America, N.A. to provide us a $65 million term loan and a $10 million revolving line of credit (collectively, the “Credit Facility”). The one year term loan was fully drawn upon at the closing of the Carolina Portfolio on August 30, 2007. None of the revolving line of credit has been drawn. The Credit Facility matures in August, 2008 and bears interest at a floating rate of LIBOR plus 1.25%, with a rate of 6.379% as of September 30, 2007. An upfront fee of $112,500 was paid to Bank of America, N.A. and a fee of 0.2% per annum is accrued on unfunded balances under the revolving line of credit. The loan contains various financial covenants and restrictions including a fixed charge coverage ratio of 1.6, as defined in the credit agreement. As of September 30, 2007, the Company was in compliance with all such covenants and restrictions. The Credit Facility is unsecured, but the Company is required to pay down a proportion of the Credit Facility, as defined in the credit agreement, if any of the unencumbered properties in the Carolina Portfolio, including all of the properties held for sale, or Bolingbrook Point III are financed or sold.

On April 27, 2007, the Company, in connection with the acquisition of 602 Central Blvd, entered into a £5,500,000 ($11,258,000 at September 30, 2007) financing arrangement with the Royal Bank of Scotland secured by the property. The loan is for a term of seven years and bears interest at a variable rate of interest, adjusted quarterly, based on three month LIBOR plus margin and other costs of 0.67%, or 6.70% per annum as of September 30, 2007. Interest payments only are due quarterly for the term of the loan with principal due at maturity.

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

Contractual Obligations and Commitments

The following table provides information with respect to our contractual obligations at September 30, 2007. (in thousands):

	Payments of principal and interest due by period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Note Payable (and interest payments) Collateralized by REMEC Corporate Campus	$(15,895)	$(635)	$(1,270)	$(13,990)	$—
Note Payable (and interest payments) Collateralized by 300 Constitution Drive	(14,662)	(581)	(1,162)	(12,919)	—
Note Payable (and interest payments) Collateralized by Deerfield Commons I	(13,827)	(509)	(1,017)	(1,252)	(11,049)
Note Payable (and interest payments) Collateralized by 602 Central Blvd.	(16,354)	(755)	(1,510)	(1,510)	(12,579)
Note Payable (and interest payments) Collateralized by Carolina Portfolio	(95,280)	(6,980)	(13,961)	(13,961)	(60,378)
Unsecured Loan Payable *	(65,000)	(65,000)

Total	$(221,018)	$(74,460)	$(18,920)	$(43,632)	$(84,006)

*	Excludes interest for this presentation because of the short term nature of the loan.

The Company is committed to pay $4,351,000 in accrued offering costs payable to a related party. The timing of future payments is uncertain.

The Company has no outstanding tenant improvement obligations as of September 30, 2007.

Income Taxes

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2004. As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute currently to our shareholders. Under the Internal Revenue Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute at least 90% of their annual net taxable income (excluding net capital gains) to their shareholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to state, local and foreign taxes on our income and property and to U.S. federal income and excise taxes on our undistributed income. Beginning January 1, 2007, the Texas Portfolio became subject to the Texas Gross Margin Tax. The impact was that the Company incurred approximately $9,000 of Gross Margin Tax for the nine months ended September 30, 2007.

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

Notes Payable secured by real property are summarized as follows (in thousands).

	Interest Rate as of September, 30 2007	Maturity Date	Balance as of
Property			September 30, 2007	December 31, 2006
REMEC	4.79%	November 1, 2011	$13,250	$13,250
300 Constitution	4.84%	April 1, 2012	12,000	12,000
Deerfield Commons I	5.23%	December 1, 2012	9,725	9,725
602 Central Blvd. (a)	6.70%	April 27, 2014	11,258	—
Fairforest Bldg. 5	6.33%	February 1, 2024	11,276	—
Fairforest Bldg. 6	5.42%	June 1, 2019	3,812	—
HJ Park – Bldg. 1	4.98%	March 1, 2013	1,465	—
North Rhett I	5.65%	August 1, 2019	4,944	—
North Rhett II	5.20%	October 1, 2002	2,688	—
North Rhett III	5.75%	February 1, 2020	2,197	—
North Rhett IV	5.80%	February 1, 2025	11,226	—
Mt Holly Bldg.	5.20%	October 1, 2020	2,688	—
Orangeburg Park Bldg.	5.20%	October 1, 2020	2,734	—
Kings Mt. I	5.27%	October 1, 2020	2,325	—
Kings Mt. II	5.47%	January 1, 2020	7,011	—
Union Cross Bldg. I	5.50%	July 1, 2021	3,319	—
Union Cross Bldg. II	5.53%	June 1, 2021	10,154	—
Notes Payable			112,072	34,975

Less Discount			(2,702)

Notes Payable Less Discount			$109,370	$34,975

(a)	Variable interest rate of 6.70% at September 30, 2007

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

The fair value of the unsecured loan payable approximates the carrying value due to its short-term nature.

The fair value of long-term debt was estimated based on current interest rates available to the Company for debt instruments with similar terms. The following table summarizes our financial instruments and their calculated fair value at September 30, 2007 and December 31, 2006 (dollars in thousands):

	Book Value		Fair Value
Financial Instrument	2007	2006	2007	2006
Notes Payable	$109,370	$34,975	$106,685	$33,652

A 100 basis point increase or decrease in interest rates would increase or decrease the fair market value of our notes payable by $5.6 million at September 30, 2007. In addition 100 basis point increase or decrease in interest rates would either increase annual variable interest expense by approximately $25,000 (net of the effect of the interest rate cap) or decrease variable interest expense by approximately $113,000.

In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary.

Subsequent Events

From October 1, 2007 through October 31, 2007, the Company received gross proceeds of approximately $17,609,502 from the sale of 1,766,393 shares.

On October 16, 2007, the Company funded $200,000 of our capital commitment to the CBRE Asia Fund.

On November 1, 2007 the Company acquired a fee interest in two warehouse distribution buildings (230 Commerce Court and 4260 Orchard Park Blvd.) totaling 137,500 rentable square feet located in the Spartanburg, South Carolina market for $4,790,000, exclusive of customary closing costs, which was funded using net proceeds from the Company’s public offering. The buildings are 100% leased, each to a single tenant.

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

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any material legal proceeding as of September 30, 2007.

Item 1A.	Risk Factors

Other than the risk factors set forth below, there have been no material changes to the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2006 and in Item 1A to Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

Certain of our officers and trustees face conflicts of interest.

Our chairman and our chief financial officer each serve as managing directors of the Investment Advisor and also serve as president and executive managing director, respectively, of CBRE Investors, our sponsor. These individuals also are members of the investment committee of CB Richard Ellis Strategic Partners Asia II, L.P., or CBRE Asia Fund, an entity which we are a limited partner. Our president and chief executive officer serves as the president and chief executive officer of the Investment Advisor and also serves as a managing director of CBRE Investors. Our president and chief executive officer and our chief financial officer directly hold an aggregate 16.8% economic interest in the Investment Advisor. These individuals owe fiduciary duties to these entities and their shareholders. Such fiduciary duties may from time to time conflict with the fiduciary duties owed to us and our shareholders. An affiliate of the Investment Advisor owns one class B limited partnership interest (representing 100% of the class B interest outstanding) in CBRE OP. This interest entitles such affiliate to receive distributions in an amount equal to a percentage of the net proceeds we receive from a sale of a property after certain amounts are paid or provided for. This interest may incentivize the Investment Advisor to recommend the sale of a property or properties that may not be in our best interest at the time. In addition, the premature sale of a property may add concentration risk to the portfolio or may be at a price lower than if we held on to the property and sold it at a later date.

Real property investments made outside of the United States will be subject to currency rate exposure and risks associated with the uncertainty of foreign laws and markets.

We have made, and may in the future make, real property investments, either directly or indirectly, outside of the United States. To the extent that we invest in real property located outside of the United States, in addition to risks inherent in the investment in real estate generally discussed in the prospectus, we will also be subject to fluctuations in foreign currency exchange rates and the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, potentially adverse tax consequences, additional accounting and control expenses and the administrative burden associated with complying with a wide variety of foreign laws. Changes in foreign currency exchange rates may adversely impact the fair values and earnings streams of our international holdings and, therefore, the returns on our non-dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, it is possible that we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations.

We will be subject to risks that result from our passive ownership of real estate, including our investment in CBRE Asia Fund.

We have invested and may make future investments in which we passively own real estate. A passive investment in real estate, such as our investment in CBRE Asia Fund involves risks not otherwise present with other methods of owning real estate. Examples of these risks include:

•	we cannot take part in the operation, management, direction or control of the real estate;

•

the party controlling the real estate may have economic or other business interests or goals that are inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties owned by such controlling party or the timing of the termination and liquidation of the controlling party; or

•	the possibility that we may incur liabilities as the result of actions taken by the controlling party.

Our ability to redeem all or a portion of our investment in CBRE Asia Fund is subject to significant restrictions.

CBRE Asia Fund is not obligated to redeem the interests of any of its investors, including us, prior to 2017. Except in certain limited circumstances such as transfers to affiliates or successor trustees or state agencies, we will not be permitted to sell our interest in CBRE Asia Fund without the prior written consent of the general partner, which the general partner may withhold in its sole discretion.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

None.

Use of Proceeds from Sale of Registered Securities

During the quarter ended September 30, 2007, we did not sell any equity securities that are not registered under the Securities Act of 1933 as amended. During the quarter ended September 30, 2007, we redeemed 3,000 common shares pursuant to our share redemption program.

The registration statement relating to our initial public offering (No. 333-127405) was declared effective on October 24, 2006 and post-effective amendment no. 2 to such registration statement was declared effective on July 20, 2007. CNL Securities Corp. is the Dealer Manager of our offering. The registration statement covers up to $2,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by CBRE Advisors LLC, the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From October 24, 2006 (effective date) through September 30, 2007, we received gross offering proceeds of approximately $184,584,060.69 from the sale of 18,461,141 shares. As of September 30, 2007, 25,358,200 common shares were issued and outstanding. After payment of approximately $2,572,100 million in acquisition fees, payment of approximately $11,915,781 million in selling commissions, deal manager fees and marketing support fees and payment of approximately $7,367,545 million in organization and offering expenses, as of September 30, 2007, we had raised aggregate net offering proceeds of approximately $162,728,635 million.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Purchase and Sale Agreement, dated July 3, 2007, by and among CBRE Operating Partnership, L.P. (including certain of its subsidiaries as named in the agreement) and an affiliate of Johnson Development Associates, Inc. as named in the agreement, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K which was filed with the Commission on July 9, 2007.

10.2	Credit Agreement, dated August 30, 2007, by and among CBRE Operating Partnership, L.P. and CBRET Carolina TRS, Inc., as borrowers, CB Richard Ellis Realty Trust, Bank of America, N.A. as Administrative Agent, and other lenders thereto, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K which was filed with the Commission on September 5, 2007.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CB RICHARD ELLIS REALTY TRUST

Date: November 14, 2007	/s/ JACK A. CUNEO
Jack A. Cuneo
President and Chief Executive Officer

Date: November 14, 2007	/s/ LAURIE ROMANAK
Laurie Romanak
Chief Financial Officer