Form 10-K
period 2007-12-31
CB RICHARD ELLIS REALTY TRUST
filed 2008-03-31
CIK 1297587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

(609) 683-4900

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
None	Not Applicable

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small company filer. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

    Large accelerated filer  ☐    Accelerated Filer  ☐    Non-accelerated filer  ☒    Small reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Since there was no established market for the voting and non-voting common shares as of June 30, 2007, there was no market value for the common shares held by non-affiliates of the registrant as of such date.

The number of shares outstanding of the registrant’s common shares, $0.01 par value, was 36,487,535 as of March 17, 2008.

CB RICHARD ELLIS REALTY TRUST

FORM 10-K

PART I

ITEM 1.	BUSINESS

Overview

CB Richard Ellis Realty Trust is a Maryland real estate investment trust that invests in real estate properties, focusing on office, retail, industrial and multi-family residential properties, as well as other real estate-related assets. As of December 31, 2007, we owned 44 office and industrial properties located in seven states (California, Georgia, Illinois, Massachusetts, North Carolina, South Carolina and Texas) and in the United Kingdom, as well as one undeveloped land parcel in Georgia. In addition, we have an ownership interest in an unconsolidated strategic partnership that, as of December 31, 2007, owned interests in six properties located in China and Japan.

We commenced operations in July 2004, following an initial private placement of our common shares of beneficial interest. We raised aggregate net proceeds (after commissions and expenses) of approximately $55,500,000 from July 2004 to October 2004 in private placements of our common shares. On October 24, 2006, we commenced an initial public offering of up to $2,000,000,000 in our common shares, 90% of which are offered at a price of $10.00 per share, and 10% of which are offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by CBRE Advisors LLC (“Investment Advisor”), or another firm we choose for that purpose. As of March 17, 2008, we had accepted subscriptions from 6,301 investors, issued 29,605,822 common shares and received $295,895,114 in gross proceeds.

We are an externally managed REIT. The Investment Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions on our behalf. The Investment Advisor performs advisory services relating to real estate acquisitions, property management and communications with existing investors and, in addition, receives marketing and other operational services from CNL Fund Management Company, an affiliate of CNL Securities Corp (the “Dealer Manager”) pursuant to a sub-advisory agreement. We hold all of our real estate investments directly or indirectly through our operating partnership, CBRE Operating Partnership, L.P. (“CBRE OP”).

We benefit from the investment expertise and experience of the Investment Advisor, which is an affiliate of our sponsor CB Richard Ellis Investors, L.L.C. (“CBRE Investors”). CBRE Investors is a real estate investment management company and a registered investment advisor with the Securities and Exchange Commission, or the SEC. CBRE Investors is a wholly-owned subsidiary of CB Richard Ellis Group, Inc. (NYSE: CBG), or CB Richard Ellis. We have elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes. As a REIT, our company generally will not be subject to U.S. federal income tax on that portion of income that is distributed to shareholders if at least 90% of our company’s REIT taxable income is distributed to our shareholders.

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

•

to provide you with the potential for future liquidity by (i) listing our shares on a national securities exchange, the Nasdaq Global Select Market or the Nasdaq Global Market or (ii) if a listing has not occurred on or before December 31, 2011 our board of trustees must consider (but is not required to) commencing an orderly liquidation of our assets.

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

Our office portfolio may include properties such as multi-tenant, single-tenant and sale leasebacks, office parks and portfolios, newly constructed, corporate/user activity, medical office, technology/telecommunication, redevelopments and stabilized operations. Our retail portfolio may encompass regional malls, power centers, community centers, grocery-anchored strips, freestanding stores, urban properties, single assets and multiple property portfolios. Our industrial portfolio may consist of warehouse, office/showroom, research and development facilities, distribution, manufacturing, single tenant and sale leasebacks and corporate/user activity properties. Our multi-family residential portfolio may include garden complexes, townhouse developments, mid/high-rise towers, newly constructed and redevelopment properties, single assets and multi-property portfolios.

Our investment strategy is centered on CBRE Investors’ research-driven approach. We focus on the property types and markets identified as most compelling by CBRE Investors’ research. As a result, we believe that our opportunities will evolve over time as market conditions change.

All assets may be acquired, developed and operated by us on a stand-alone basis or jointly with another party. Development, if undertaken, will only be done with an experienced joint venture partner. We may enter into one or more joint ventures with an affiliate of the Investment Advisor or the acquisition of assets with an affiliate.

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

We are not limited as to the geographic area where we may conduct our operations and we seek to maintain a portfolio of geographically-diverse assets. We currently intend to invest primarily in properties located in the business districts and suburban markets of major metropolitan areas in the United States, but may, under appropriate circumstances, invest up to 30% of our total assets outside of the United States. Investments outside the United States are expected to be focused in locations in which CBRE Investors has existing operations or previous investment experience, which today consist of metropolitan markets in Western Europe (including London, Paris, Milan and Frankfurt), China (Shanghai and Beijing) and Japan. To the extent that we enter markets outside of the United States in which CBRE Investors does not already have existing operations or previous investment experience, we would expect to do so in partnership, utilizing joint venture or other structures, with entities that have significant existing local expertise in these markets. We expect that our international investments will focus on properties typically located in significant business districts and suburban markets.

We may purchase existing assets with an operating history, newly constructed properties or assets under construction. We will not invest more than 20% of our total assets in any single investment. Except for this limitation on our ability to invest in excess of 20% of our total assets in any single investment, after the initial startup activities, we are not specifically limited in the number or size of investments we may acquire or on the percentage of net proceeds of our initial public offering that we may invest in a single investment. It is our intent over time to build a diversified portfolio of assets. However, the number and mix of assets we acquire will depend upon real estate and market conditions and other circumstances existing at the time we acquire assets and the amount of proceeds we raise in our initial public offering. In making investment decisions for us, the Investment Advisor considers relevant risks and financial factors, including the creditworthiness of major tenants, the expected levels of rental and occupancy rates, current and projected cash flow of the property, the location, condition and use of the property, suitability for any development contemplated or in progress, income-producing capacity, the prospects for long-range appreciation, liquidity and income tax considerations. In addition to these factors, the Investment Advisor, when evaluating prospective mortgage loan investments, will consider the ratio of the amount of the investment to the value of the property by which it is selected and the quality, experience and creditworthiness of the borrower. The Investment Advisor also utilizes the resources and professionals of CBRE Investors and consults with its investment committee when evaluating potential investments. In this regard, the Investment Advisor has substantial discretion with respect to the selection of specific investments.

Our obligation to close the purchase of any property is generally conditioned upon the delivery and verification of certain documents from the seller or developer, including, where appropriate:

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

We will not close the purchase of any property unless and until we obtain an environmental assessment for each property purchased and are generally satisfied with the environmental status of the property. A Phase I environmental site assessment basically consists of a visual survey of the building and the property in an attempt to identify areas of potential environmental concern, visually observing neighboring properties to assess surface conditions or activities that may have an adverse environmental impact on the property, and contacting local governmental agency personnel and performing a regulatory agency file search in an attempt to determine any known environmental concerns in the immediate vicinity of the property. A Phase I environmental site assessment does not generally include any sampling or testing of soil, groundwater or building materials from the property. We may pursue additional assessments or reviews if the Phase I site assessment indicates that further environmental investigation is warranted.

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

Although we have adopted a policy to limit our aggregate borrowing to no more than 65% of the value of the cost of our assets before non-cash reserves and depreciation, this policy may be altered at any time or suspended if necessary to pursue attractive investment opportunities. Our organizational documents contain a limitation on the amount of indebtedness that we may incur, so that unless our shares are listed on a national securities exchange, our aggregate borrowing may not exceed 300% of our net assets unless any excess borrowing is approved by a majority of our independent trustees and is disclosed to shareholders in our next quarterly report. Our board of trustees must review our aggregate borrowing from time to time, but at least quarterly.

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

We may refinance properties during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in dividend distributions from proceeds of the refinancing, if any, and an increase in property ownership if some refinancing proceeds are reinvested in real estate.

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

Change in Investment Objectives and Limitations

Until our shares are listed on a national securities exchange, our declaration of trust requires that the independent trustees review our investment policies at least annually to determine that the policies we are following are in the best interests of our shareholders. Each determination, and the basis therefore, are required to be set forth in our minutes. The methods of implementing our investment policies also may vary as new investment techniques are developed. The methods of implementing our investment objectives and policies, except as otherwise provided in the organizational documents, may be altered by a majority of our trustees, including a majority of the independent trustees, without the approval of the shareholders. Our investment objectives themselves, however, may only be amended by a vote of the shareholders holding a majority of our outstanding shares.

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

In the event that our board of trustees determines to raise additional equity capital, it has the authority, without shareholder approval, to issue additional common or preferred shares in any manner and on such terms and for such consideration it deems appro|iate, at any time.

We have authority to repurchase or otherwise reacquire our shares and may engage in such activities in the future. We may invest in the securities of other issuers for the purpose of exercising control. We currently have no intention to underwrite securities of other issuers.

Our board of trustees may change any of these policies without prior notice to you or a vote of our shareholders.

The Advisory Agreement

We entered into an advisory agreement with the Investment Advisor in July 2004, which was amended and restated in October 2006. Pursuant to this agreement, which was unanimously approved by our board of trustees, including our independent trustees, we appointed the Investment Advisor to manage, operate, direct and supervise our operations. The Investment Advisor performs its duties as a fiduciary of us and our shareholders. Many of the services to be performed by the Investment Advisor in managing our day-to-day activities are summarized below. This summary is provided to illustrate the material functions that the Investment Advisor performs for us as the Investment Advisor, and it is not intended to include all of the services that may be provided to us by the Investment Advisor or by third parties. The Investment Advisor may subcontract with third parties for the performance of certain duties on our behalf. The Investment Advisor will only subcontract with third parties that are believed to have the requisite experience to perform their duties. The Investment Advisor will supervise the activities of any such third parties consistent with its fiduciary duty to us. Under the terms of the advisory agreement, the Investment Advisor undertakes to use its best efforts to present to us investment opportunities consistent with our investment policies and objectives as adopted by our board of trustees. In its performance of this undertaking, the Investment Advisor shall, subject to the authority of the board:

•	find, present and recommend to us real estate investment opportunities consistent with our investment policies and objectives;

•	structure the terms and conditions of transactions pursuant to which acquisitions of assets will be made;

•	acquire assets on our behalf in compliance with our investment objectives and policies;

•	arrange for financing and refinancing of properties; and

•	enter into leases and service contracts for the properties acquired.

The initial term of the advisory agreement was for one year and the term may be renewed at the end of each year of the agreement for an additional one-year period. Prior to any such renewal, our trustees will evaluate the performance of the Investment Advisor and the criteria used in such evaluation will be reflected in the minutes of such meeting. In October 2007, the advisory agreement was renewed by our trustees (including our independent trustees) for one year. Additionally, the advisory agreement may be terminated:

•

immediately by us (i) in the event the Investment Advisor commits fraud, criminal conduct, willful misconduct or willful or negligent breach of fiduciary duty by the Investment Advisor, (ii) upon the bankruptcy of the Investment Advisor or (iii) upon material breach of the Advisory Agreement by the Advisor, which remains uncured after 30 days’ written notice;

•	without cause or penalty by a majority of our independent trustees or by the Investment Advisor upon 60 days’ written notice; or

•	immediately by the Investment Advisor upon our bankruptcy or any material breach of the advisory agreement by us, which remains uncured after 10 days’ written notice.

The Investment Advisor and its affiliates are paid fees, and can be reimbursed for all costs it incurs, in connection with services provided to us. In the event the advisory agreement is terminated, the Investment Advisor will be paid all accrued and unpaid fees and expense reimbursements. In addition, an affiliate of the Investment Advisor has received one class B limited partnership interest in CBRE OP (representing 100% of the class B interest outstanding) in exchange for the services provided to us relating to our formation and future services. The class B limited partnership interest is subject to redemption by CBRE OP in the event of termination of the advisory agreement.

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

Industry Segments

We view our operations as having two reportable segments, a Domestic segment and an International segment (which are each comprised of aggregated operating segments), which participate in the acquisition, development, ownership and operation of high quality real estate assets in their respective regions. Information regarding our reportable segments can be reviewed under footnote 11, “Segment Disclosure,” in the accompanying consolidated financial statements.

Geographic Areas of Properties

We currently operate in two geographic areas, the United States and the United Kingdom. We also have an ownership interest in CB Richard Ellis Strategic Partners Asia II-A, L.P. (“CBRE Asia Fund”), which, as of December 31, 2007, owned interests in properties in China and Japan. Information regarding the geographic diversification of our properties as of December 31, 2007 can be reviewed under footnote 10, “Concentrations—Geographic Concentrations,” in the accompanying consolidated financial statements.

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

Organizational Structure

The following chart illustrates the structure and ownership of our company after our initial public offering (assuming all of the common shares are sold in the offering) and the management relationship between the Investment Advisor and us.

(1)	Includes shareholders who purchased common shares in our private offerings, excluding shares held by CBRE Investors, our trustees and officers.
(2)

CBRE Investors owns all of the cash distribution interest and CBRE Investors (including certain of its executive officers and our executive officers) own an aggregate 77% distribution interest in the net proceeds upon a sale of the Investment Advisor.

(3)

Fund Investors, LLC and CNL Fund Management Company, affiliates of the Dealer Manager, own (i) an aggregate 23% distribution interest in the net proceeds upon a sale of the Investment Advisor and (ii) an aggregate 24.9% voting and distribution interest (excluding distributions that CBRE Investors is entitled to with respect to 29,937 class A units) in CBRE REIT Holdings LLC. CNL Fund Management Company serves as the Sub-Advisor to the Investment Advisor.

(4)

CBRE Investors owns a 75.1% voting interest and CBRE Investors (including certain of its executive officers) and our executive officers own an aggregate 75.1% distribution interest (excluding distributions that CBRE Investors is entitled to with respect to 29,937 class A units) in CBRE REIT Holdings LLC.

(5)

CBRE REIT Holdings LLC owns 246,361 class A units, or limited partnership units, in the Operating Partnership and our Company owns 31,076,709 limited partnership units in the Operating Partnership as of December 31, 2007. CBRE REIT Holdings LLC also owns one class B limited partnership interest in the Operating Partnership (representing 100% of the class B interest outstanding). CBRE REIT Holdings LLC is controlled by CB Richard Ellis Investors, LLC, our sponsor.

Employees

As of December 31, 2007, we had no full-time employees and do not anticipate any material changes in the number of our full-time employees. Our executive officers are employees of the Investment Advisor or one or more of its affiliates.

Facilities

Our principal offices are located at 515 South Flower Street, Suite 3100, Los Angeles, California 90071. We also have offices located at 17 Hulfish Street, Suite 280, Princeton, New Jersey 08542.

Available Information

Our internet address is www.cbrerealtytrust.com. We make available, free of charge, on or through the “SEC Filings” section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website is our Code of Business Conduct and Ethics, which governs our trustees, officers and employees. Within the time period required by the SEC, we will post on our website any amendment to our Code of Business Conduct and Ethics and any waiver applicable to our senior financial officers, and our executive officers or trustees. The information contained on our website is not incorporated into this report on Form 10-K. You can also read and copy any materials we file with the Securities and Exchange Commission at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The Securities and Exchange Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission.

Recent Developments

From January 1, 2008 through March 17, 2008, we received gross proceeds of approximately $54,180,393 from the sale of 5,426,172 common shares in our initial public offering.

On January 23, 2008, we acquired a fee interest in land parcels located in the Spartanburg, South Carolina market for $820,000 exclusive of customary closing costs, which was funded using a purchase deposit of $41,000 and net proceeds from our initial public offering. Upon closing, we paid our Investment Advisor an acquisition fee of approximately $8,200.

On January 28, 2008, American La France LLC (“ALF”), the tenant in the Jedburg Commerce Park Building, filed for Chapter 11 bankruptcy protection. ALF occupies the entire Jedburg Commerce Park Building totaling 512,686 square feet under a lease that runs through July 31, 2027. The current annual rent is approximately $2,994,000 with 2% annual increases effective each year on August 1, through the end of the lease term. In connection with the lease, we have received an irrevocable stand-by letter of credit totaling $3,000,000 at December 31, 2007 as security for the lease. As of December 31, 2007, ALF owed us $515,000 in unpaid rent which it subsequently reduced to $131,000. In addition, as of December 31, 2007 and February 29, 2008 we had deferred rent receivables from ALF of $215,000 and $323,000, respectively. Since ALF has filed for Chapter 11 bankruptcy protection, we have received rent payments in the amount of $249,500 for each of January and February 2008.

On March 5, 2008, we acquired a fee interest in Lakeside Office Center (“Lakeside”) located at 2850 Lake Vista Drive, Lewisville, Texas, from an unrelated third party. We acquired Lakeside for approximately $17,700,000, exclusive of customary closing costs, which was funded using net proceeds from our initial public offering. Upon closing, we paid our Investment Advisor an acquisition fee of approximately $177,000. This acquisition fee is not included in the $17,700,000 total acquisition cost of Lakeside. Lakeside consists of a 98,750 square foot, three-story office building and surface parking lot completed in August 2006. The building is 96% leased to several tenants, one of which is Teachers Insurance and Annuity Association of America (“TIAA”) who occupies 67,516 square feet under a lease that expires in May 2017.

On March 14, 2008, we acquired a fee interest in a warehouse distribution building, Kings Mountain III, totaling 541,910 rentable square feet located in the Charlotte, North Carolina market for $25,350,000, exclusive of customary closing costs, which was funded using a purchase deposit of $510,000 (as of December 31, 2007) and net proceeds from our initial public offering. Upon closing, we paid our Investment Advisor an acquisition fee of approximately $254,000.

On March 20, 2008, we acquired a fee interest in Thames Valley Five (“TVF”) located at 400 Thames Valley Park Drive, Reading, United Kingdom from an unrelated third-party. We acquired TVF for approximately £13,795,000 ($27,664,000), exclusive of customary closing costs, and stamp duty fees, which was funded using net proceeds from our initial public offering. Upon closing, we paid our Investment Advisor an acquisition fee of approximately $277,000. This acquisition fee is not included in the £13,795,000 ($27,664,000) acquisition cost of TVF. TVF consists of a four story office building and surface parking lot completed in 1998. The office building is 100% leased to Regus (United Kingdom) under a lease that expires in November 2013.

ITEM 1A.	RISK FACTORS

Risks Related To Our Business

We and the Investment Advisor commenced operations in July 2004 and have a limited operating history and may not be able to implement our operating policies and strategies successfully.

We began operations in July 2004 and, therefore, have a limited operating history and may not be able to implement our operating policies and strategies successfully. The Investment Advisor also has a limited operating history. The results of our operations depend on many factors, including, without limitation, the availability of office, retail, industrial and multi-family residential properties for acquisition, readily accessible short- and long-term funding alternatives in the financial markets and economic conditions. Moreover, delays in investing the net proceeds of our initial public offering may reduce our income. Our shareholders will not have the opportunity to evaluate the manner in which the net proceeds received by us from our initial public offering are to be invested or the economic merits of particular assets to be acquired. Furthermore, we cannot assure you that we will be able to operate our business successfully or implement our operating policies and strategies.

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

Our success depends to a significant degree upon the continued contributions of certain key personnel of our Investment Advisor, including Robert H. Zerbst, Jack A. Cuneo, Laurie Romanak, Scott Stuckman, Doug

Herzbrun and Phil Kianka, each of whom would be difficult to replace. None of our key personnel are currently subject to employment agreements with us, nor do we maintain any key person life insurance on these key personnel. If the Investment Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer. We also believe that our future success depends, in large part, upon the Investment Advisor’s ability to obtain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you the Investment Advisor will be successful in attracting and retaining such skilled personnel.

We face risks related to accounting restatements.

On April 2, 2007, we filed an amendment to our quarterly report on Form 10-Q/A for the period ended September 30, 2006 in order to restate the related condensed consolidated balance sheet as of September 30, 2006 and the related condensed consolidated statements of operations, cash flows and shareholders’ equity. We have engaged in, a substantial effort and have remediated this material weakness in our internal control over financial reporting. In the future, we cannot be certain that any remedial measures we have taken or plan to take will ensure that we design, implement and maintain adequate controls over our financial processes and reporting. Also in the future, our inability to remedy every material weakness or any additional deficiencies or material weaknesses that may be identified, could, among other things, cause us to fail to file our periodic reports with the SEC in a timely manner or require us to incur additional costs or to divert management resources.

Conflict of Interest Risks

The Investment Advisor faces conflicts of interest relating to time management.

Although the Investment Advisor does not currently advise any other real estate investment programs, the Investment Advisor’s affiliates, including CBRE Investors, are sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours. In addition, certain members of the management team of the Investment Advisor may also work with or for other affiliates. As a result, they may have interests in other real estate programs and also engage in other business activities, and may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and resources to our business than are necessary or appropriate. If the Investment Advisor, for any reason, is not able to provide investment opportunities to us consistent with our investment objectives in a timely manner, we may have lower returns on our investments.

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

We may acquire or lease properties from the Investment Advisor and its affiliates. We must follow certain procedures when purchasing or leasing assets from the Investment Advisor and its affiliates. The Investment Advisor may owe fiduciary and/or other duties to the selling entity in these transactions and conflicts of interest between the selling entities and us could exist in such transactions. Because we are relying on the Investment Advisor, these conflicts could result in transactions where we do not have the benefit of arm’s length negotiations of the type normally conducted with an unaffiliated third party.

We pay substantial fees and expenses to the Investment Advisor, its affiliates and the Dealer Manager, which payments increase the risk that you will not earn a profit on your investment.

The Investment Advisor and its affiliates perform services for us in connection with the selection and acquisition of our investments, the management and leasing of our properties and the administration of our other investments. We pay the Investment Advisor an acquisition fee based on the purchase price of our real estate assets and an investment management fee, a portion of which is based on the cost of our real estate assets, each of which is not tied to the performance of our portfolio. The Investment Advisor has entered into a sub-advisory agreement with an affiliate of the Dealer Manager, or the Sub-Advisor, and the Investment Advisor will compensate the Sub-Advisor through certain fees and reimbursable expenses the Investment Advisor receives from us. We pay fees and commissions to the Dealer Manager in connection with the offer and sale of the shares. We also have issued to CBRE REIT Holdings LLC, an affiliate of the Investment Advisor, one Class B limited partnership interest (representing 100% of the Class B interest outstanding) in CBRE OP in exchange for the services provided to us relating to our formation and future services. Our sponsor (including certain of its executive officers) and our executive officers own an aggregate 75.1% distribution interest and affiliates of the Dealer Manager own an aggregate 24.9% distribution interest (excluding distributions that CBRE Investors is entitled to with respect to 29,937 Class A units) in CBRE REIT Holdings LLC. The holder of the Class B limited partnership interest is entitled to receive distributions made by CBRE OP in an amount equal to 15% of all net proceeds of any disposition of properties to be distributed to the partners after subtracting (i) the costs of such disposition, (ii) the amount of equity capital invested in such property which has not been reinvested or returned to the partners, and (iii) an amount equal to a 7% annual, uncompounded return on such invested capital. These fees and partnership interest distributions reduce the amount of cash available for investment in properties or distribution to shareholders. These fees also increase the risk that the amount available for distribution to common shareholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our offering and that you may not earn a profit on your investment.

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

Our chairman and our chief financial officer each serve as managing directors of the Investment Advisor and also serve as president and executive managing director, respectively, of CBRE Investors, our sponsor. These individuals also are members of the investment committee of CBRE Asia Fund, an entity in which we are a limited partner. Our president and chief executive officer serves as the president and chief executive officer of the Investment Advisor and also serves as a managing director of CBRE Investors. Our president and chief executive officer and our chief financial officer directly hold an aggregate 12.9% economic interest in the Investment Advisor. These individuals owe fiduciary duties to these entities and their shareholders. Such fiduciary duties may from time to time conflict with the fiduciary duties owed to our shareholders and us. An affiliate of the Investment Advisor owns one class B limited partnership interest (representing 100% of the class B interest outstanding) in CBRE OP. This interest entitles such affiliate to receive distributions in an amount equal to a percentage of the net proceeds we receive from a sale of a property after certain amounts are paid or provided for. This interest may incentivize the Investment Advisor to recommend the sale of a property or properties that may not be in our best interest at the time. In addition, the premature sale of a property may add concentration risk to the portfolio or may be at a price lower than if we held on to the property and sold it at a later date.

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

There is no current market for our shares and, therefore, it will be difficult for you to sell your shares promptly. We can not assure you that any trading market will develop or, if developed, that any such market will be sustained. Additionally, our declaration of trust contains restrictions on the ownership and transfer of our shares, and these restrictions may inhibit your ability to sell your shares. You may not sell your shares unless the buyer meets applicable suitability and minimum purchase standards. Therefore, it will be difficult for you to sell your shares promptly or at all. In addition, the price received for any shares sold is likely to be less than the proportionate value of the real estate we own. Therefore, you should purchase our shares only as a long-term investment.

We are conducting a “best efforts” offering and if we are unable to raise substantial funds, we may have substantial limitations on our ability to achieve a diversified portfolio of assets.

The Dealer Manager is selling our shares on a “best efforts” basis, whereby it and the other broker-dealers participating in our initial public offering are only required to use their best efforts to sell our common shares and have no firm commitment or obligation to purchase any of our common shares. As a result, the amount of proceeds we raise in our initial public offering may be substantially less than the amount we would need to achieve a broadly diversified portfolio. If we only sell a small number of shares offered in our initial public offering, we may purchase fewer properties resulting in less diversification of the number of assets we own, the types of assets in which we invest, the geographic regions of our properties and the industry types of our tenants. The likelihood of our profitability being affected by any one of our investments will also increase. Your investment in shares will be subject to greater risk to the extent that we lack a diversified asset portfolio.

We are conducting a blind pool offering and you will not have the opportunity to evaluate investments prior to purchasing our common shares.

You will not be able to evaluate the economic merits, transaction terms or other financial information concerning our future investments prior to purchasing our common shares. You must rely on the Investment Advisor and our board of trustees to implement our investment policies, to evaluate investment opportunities and to structure the terms of our investments.

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

Investors who purchased common shares in our offering incurred, as of December 31, 2007, an immediate dilution of up to approximately $(1.28), or (12.89)%, in the book value per share of our common shares from the price paid in our offering. Investors purchasing common shares in our offering may experience further dilution if we issue additional equity.

The initial offering price of our common shares is substantially higher than the book value per share of our outstanding common shares will be after our offering. Therefore, investors who purchased our common shares incurred, as of December 31, 2007, an immediate dilution of up to approximately $(1.28), or (12.89)%, in the book value per share of our common shares from the price paid in our offering. Existing shareholders and potential investors in our offering do not have preemptive rights to any common shares issued by us in the future. Therefore, investors purchasing shares in our offering may experience further dilution of their equity investment in the event that we sell additional common shares in the future, if we sell securities that are convertible into common shares or if we issue shares upon the exercise of options.

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

Real estate investments are subject to certain inherent risks. Real estate investments are generally long-term investments that cannot be quickly converted to cash. Real estate investments are also subject to adverse changes in general economic conditions or local conditions that may reduce the demand for office, retail, industrial, multi-family residential or other types of properties. Other factors can also affect real estate values, including:

•	possible international and U.S. federal, state or local regulations and controls affecting rents, prices of goods, fuel and energy consumption and prices, water and environmental restrictions;

•	increasing labor and material costs;

•	the attractiveness of the property to tenants;

•	rises in operating costs, taxes and insurance costs; and

•	changes in interest rates.

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

Adverse economic conditions in the geographic regions in which we buy our properties could affect real estate values in these regions and, to the extent that any of our tenants in these regions rely upon the local economy for their revenues, our tenants’ businesses could also be affected by such conditions. Therefore, changes in local economic conditions could reduce our ability to pay dividends and the amounts we could otherwise receive upon a sale of a property in a negatively affected region.

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

On January 28, 2008, American La France LLC, or ALF, the tenant in our Jedburg Commerce Park property, filed for Chapter 11 bankruptcy protection. Though the payment of rent from ALF is, in part, guaranteed by a letter of credit and ALF has continued to make timely rent payments, we may be unable to collect all future rent due to us if ALF fails to affirm its lease agreement with us.

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

We may be unable to sell a property if or when we decide to do so. The real estate market is affected by many factors, such as general economic conditions, the availability of financing, interest rates and other factors, including supply and demand for real estate investments, all of which are beyond our control. We cannot predict whether we will be able to sell any property for the price or on terms that are acceptable to us. Further, we cannot predict the length of time that will be needed to find a willing purchaser and to close the sale of a property.

A concentration of our investments in a limited number of property classes may leave our profitability vulnerable to a downturn in such sectors.

At any one time, a significant portion of our property investments may be in a limited number of property classes. As of December 31, 2007, a majority of our investments were in two property classes, office and industrial. As a result, we are subject to risks inherent in investments in these classes. The potential effects on our revenues, and as a result on cash available for distribution to our shareholders, resulting from a downturn in the business conducted on those properties could be more pronounced than if we had a more diversified portfolio.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in those geographic areas.

A concentration of our properties in a particular geographic area may impact our operating results and abilities to make distributions if that area is impacted by negative economic developments. Your investment will be subject to greater risk to the extent that we lack a geographically diversified portfolio. As of December 31, 2007, approximately 59% of our portfolio consisted of properties located in North Carolina and South Carolina and, consequently, our financial condition and our ability to make distributions to our shareholders could be adversely affected by any significant adverse developments in those markets.

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

Under the Americans with Disabilities Act of 1990, or ADA, all places of public accommodation are required to meet certain U.S. federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional U.S. federal, state and local laws may also require modifications to our properties, or restrict further renovations of the properties, with respect to access thereto by disabled persons. For example, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with the ADA or the FHAA could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. We do not conduct audits or investigations of all of these properties to determine their compliance and we cannot predict the ultimate cost of compliance with the ADA, the FHAA or other legislation. If one or more of our properties in which we invest is not in compliance with the ADA, the FHAA or other legislation, then we would be required to incur additional costs to bring the property into compliance. If we incur substantial costs to comply with the ADA and the FHAA or other legislation, our financial condition, results of operations, cash flow, price per share of our common shares and our ability to satisfy debt service obligations and to pay distributions could be adversely affected.

Your investment may be subject to additional risks when we make international investments.

We purchase properties located outside the United States. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following risks:

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

Retail properties depend on anchor tenants to attract shoppers and could be adversely affected by the loss of a key anchor tenant.

We may acquire properties with retail components. As with all rental properties, we are subject to the risk that tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. A lease termination by a tenant that occupies a large area of a retail center (commonly referred to as an anchor tenant) could impact leases of other tenants. Other tenants may be entitled to modify the terms of their existing leases in the event of a lease termination by an anchor tenant, or the closure of the business of an anchor tenant that leaves its space vacant even if the anchor tenant continues to pay rent. Any such modifications or conditions could be unfavorable to us as the property owner and could decrease rents or expense recoveries. Additionally, major tenant closures may result in decreased customer traffic, which could lead to decreased sales at other stores. In the event of a default by a tenant or anchor store, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.

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

We have invested and may make future investments in which we passively own real estate. A passive investment in real estate, such as our investment in CBRE Asia Fund, involves risks not otherwise present with other methods of owning real estate. Examples of these risks include:

•	we cannot take part in the operation, management, direction or control of the real estate;

•

the party controlling the real estate may have economic or other business interests or goals that are inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties owned by such controlling party or the timing of the termination and liquidation of the controlling party; and

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

Financing Risks

Recent turmoil in the credit markets could affect our ability to obtain debt financing on reasonable terms.

The U.S. credit markets have recently experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. Continued turmoil in the credit markets may negatively impact our ability to access debt financing at reasonable terms, which may negatively affect investment returns on future acquisitions or our ability to make acquisitions.

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

We had approximately $162,000,000 of outstanding indebtedness, representing approximately 66% of our net assets (or approximately 45% of the cost of our assets including intangibles) as of December 31, 2007. Although we have adopted a policy to limit our aggregate borrowing to no more than 65% of the cost of our assets before non-cash reserves and depreciation, this policy may be altered at any time or suspended if necessary to pursue attractive investment opportunities. Our organizational documents contain a limitation on the amount of indebtedness that we may incur, so that until our shares are listed on a national securities exchange, our aggregate borrowing may not exceed 300% of our net assets unless any excess borrowing is approved by a majority of our independent trustees and is disclosed to shareholders in our next quarterly report. If we become more highly leveraged, then the resulting increase in debt service could adversely affect our ability to make payments on outstanding indebtedness and to pay our anticipated distributions and/or the distributions required to qualify as a REIT, and could harm our financial condition.

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

We believe that we are organized and operate in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code, and that our method of operation enables us to continue to meet the requirements for qualification and taxation as a REIT under the Internal Revenue Code. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income we distribute currently to our shareholders. In order for us to qualify as a REIT, we must satisfy certain requirements established under highly technical and complex provisions of the Internal Revenue Code and Treasury Regulations for which there are only limited judicial or administrative interpretations, and which involve the determination of various factual matters and circumstances not entirely within our control. Because we have made investments outside the U.S., we are subject to foreign currency gains and losses. In May 2007, the IRS issued Revenue Ruling 2007-33 and Notice 2007-42. The Revenue Ruling provides that foreign currency gains recognized by a REIT will be treated as qualifying income for purposes of the REIT 95% and 75% gross income tests to the extent the income underlying the foreign currency gains so qualifies. The Notice provides interim guidance that generally extends the foregoing treatment to foreign currency gains recognized by a REIT through a foreign branch. We may, however, recognize foreign currency gains that are not treated as qualifying income for purposes of the REIT 95% and 75% gross income tests. In addition, income we derive from foreign real property held through a foreign corporation may not be treated as qualifying income for purposes of the REIT 95% gross income test (and will not be treated as qualifying income for purposes of the REIT 75% gross income test). To reduce the risk of non-qualifying foreign currency gains adversely affecting our REIT qualification, we may be required to defer the repatriation of cash from foreign jurisdictions or to employ other structures that could affect the timing, character or amount of income we receive or expense we incur from our non-U.S. dollar denominated assets and obligations. While we intend to manage our non-U.S. dollar denominated assets and obligations in a manner that does not jeopardize our ability to qualify as a REIT, there can be no assurance that the IRS will not challenge our qualification as a REIT as a result of foreign currency gains derived from such assets and obligations. In March 2005, we mortgaged one of our real estate properties and invested the proceeds in a money market mutual fund until June 2005 when the proceeds were used to purchase another real estate property. During the time the proceeds were invested in the fund, we treated the investment as a “qualified temporary investment” for purposes of the REIT asset test requirements. If our investment in the fund was not eligible for treatment as a qualified temporary investment; we may not have satisfied the REIT 5% gross asset test for the first quarter of 2005. If our investment in the fund resulted in our noncompliance with the REIT 5% gross asset test, however, we would retain our qualification as a REIT pursuant to certain mitigation provisions of the Internal Revenue Code provided our noncompliance was due to reasonable cause and not to willful neglect, and certain other requirements are met including the payment of a $50,000 penalty tax. Any potential noncompliance with the 5% gross asset test would be due to reasonable cause and not willful neglect so long as we are considered to have exercised ordinary business care and prudence in attempting to satisfy such test. We believe that we have exercised ordinary business care and prudence in attempting to satisfy the REIT income and asset tests, including the 5% gross asset test, and, accordingly, we believe that any noncompliance with the REIT 5% gross asset test resulting from our investment in the fund should be due to reasonable cause and not willful neglect. We have complied with the other requirements of the mitigation provisions of the Internal Revenue Code with respect to such potential noncompliance with the 5% gross asset test, including paying the $50,000 penalty tax, and, therefore, our qualification as a REIT should not be affected. The IRS is not bound by our determination, however, and no assurance can be provided that the IRS will not assert that we failed to comply with the REIT 5% gross asset test as a result of our investment in the fund and that such failure was not due to reasonable cause.

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

If our assets are deemed to be ERISA plan assets, the Investment Advisor and we may be exposed to liabilities under Title I of ERISA and the Internal Revenue Code.

In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entire entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Internal Revenue Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Internal Revenue Code. If the Investment Advisor or we are exposed to liability under ERISA or the Internal Revenue Code, our performance and results of operations could be adversely affected. Prior to making an investment in us, you should consult with your legal and other advisors concerning the impact of ERISA and the Internal Revenue Code on your investment and our performance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As of December 31, 2007, we did not have any unresolved comments with the staff of the SEC.

ITEM 2.	PROPERTIES

Properties

The table below provides information regarding the properties we owned as of December 31, 2007. We purchased all of these properties from unaffiliated third parties. These properties are subject to competition from similar properties within their market areas and their economic performance could be affected by changes in local economic conditions. In evaluating these properties for acquisition, we considered a variety of factors including location, functionality and design, price per square foot, the credit worthiness of tenants, length of lease terms, market fundamentals and the in-place rental rates compared to market rates.

As of December 31, 2007, we owned the following properties:

Location	Property	Date Acquired	Year Built	Number of Properties	Approximate Total Acquisition Cost(1)	Net Rentable Sq. Ft.	Occupancy
Domestic
San Diego, CA	REMEC Corporate Campus	9/15/2004	1983	4	$26,667,000	132,685	100.0%
Taunton, MA	300 Constitution Drive	11/3/2004	1998	1	19,805,000	330,000	100.0%
Alpharetta, GA	Deerfield Commons I	6/21/2005	2000	1	19,572,000	121,969	100.0%
Alpharetta, GA	Deerfield Commons II	6/21/2005	—	—	2,262,000	—	—
Richardson, TX	660 North Dorothy	1/9/2006	1997	1	6,836,000	120,000	100.0%
Allen, TX	505 Century	1/9/2006	1997	1	6,095,000	100,000	72.4%
Richardson, TX	631 International	1/9/2006	1998	1	5,407,000	73,112	100.0%
Bolingbrook. IL	Bolingbrook Point III	8/29/2007	2006	1	18,168,000	185,045	100.0%
Spartanburg, SC	Fairforest Bldg. 5	8/30/2007	2006	1	16,968,000	316,491	100.0%
Spartanburg, SC	Fairforest Bldg. 6	8/30/2007	2005	1	6,884,000	101,055	100.0%
Spartanburg, SC	Fairforest Bldg. 7	8/30/2007	2006	1	5,626,000	101,459	0.0%
Spartanburg, SC	HJ Park Bldg. 1	8/30/2007	2003	1	4,216,000	70,000	100.0%
Charleston, SC	North Rhett I	8/30/2007	1973	1	10,302,000	284,750	100.0%
Charleston, SC	North Rhett II	8/30/2007	2001	1	7,073,000	101,705	100.0%
Charleston, SC	North Rhett III	8/30/2007	2002	1	4,743,000	79,972	100.0%
Charleston, SC	North Rhett IV	8/30/2007	2005	1	17,060,000	316,040	100.0%
Charleston, SC	Jedburg Commerce Park	8/30/2007	2007	1	41,964,000	512,686	100.0%
Charleston, SC	Mount Holly Building	8/30/2007	2003	1	6,208,000	100,823	100.0%
Charleston, SC	Orangeburg Park Bldg.	8/30/2007	2003	1	5,474,000	101,055	100.0%
Charlotte, NC	Kings Mountain I	8/30/2007	1998	1	5,293,000	100,000	100.0%
Charlotte, NC	Kings Mountain II	8/30/2007	2002	1	11,311,000	301,400	100.0%
Winston-Salem, NC	Union Cross Bldg. I	8/30/2007	2005	1	6,585,000	100,853	100.0%
Winston-Salem, NC	Union Cross Bldg. II	8/30/2007	2005	1	17,216,000	316,130	100.0%

Total				25	271,735,000	3,967,230	96.8%

International
Coventry, UK	602 Central Blvd.	4/27/2007	2001	1	23,847,000	49,985	100.0%

Total				1	23,847,000	49,985	100.0%

Real Estate Held for Sale
Spartanburg, SC	Fairforest Bldgs 1-4	8/30/2007	1999-2001	4	20,947,000	355,794	100.0%
Spartanburg, SC	Highway 290 Commerce Pk Bldgs	8/30/2007 9/24/2007 11/1/2007	1993-1996	5	21,202,000	473,050	78.9%
Spartanburg, SC	Orchard Business Park 1 & 2	8/30/2007 11/1/2007	1994	2	2,268,000	50,000	65.0%
Spartanburg, SC	Greenville/Spartanburg Ind. Pk	8/30/2007	1990	1	3,581,000	67,375	100.0%
Spartanburg, SC	Community Cash Complex 1-5	8/30/2007	1960-1984	5	8,648,000	552,904	66.6%
Spartanburg, SC	Cherokee Corporate Park	8/30/2007	2000	1	3,928,000	60,000	100.0%

Total				18	60,574,000	1,559,123	80.6%

Grand Total				44	$356,156,000	5,576,338	92.3%

(1)	Acquisition cost represents the purchase price inclusive of customary closing costs and acquisition fees.

REMEC Corporate Campus—San Diego, CA

The REMEC Corporate Campus is a research and development property which consists of four buildings on three separate parcels, and application has been made to the city of San Diego to split one parcel, creating a fourth parcel. REMEC Defense and Space, a subsidiary of Cobham Defense Electronic System Corporation (a subsidiary of Cobham PLC in the United Kingdom), a designer and manufacturer of sophisticated wireless communications networks for the defense, space and commercial sectors, occupies all four buildings. The property serves as the corporate headquarters for REMEC’s Space and Defense division. REMEC has occupied the property for more than 17 years. The REMEC Corporate Campus is located in the Kearny Mesa submarket in the heart of central San Diego bounded by I-52 to the north, I-805 to the west and I-15 to the east. The property offers easy access off Kearny Villa Road and I-52. Kearny Mesa’s central location, freeway access, numerous points of ingress and egress, lack of congestion, and nearby retail support services allow this central suburban industrial submarket to compete advantageously with other adjacent San Diego industrial submarkets.

Subsequent to the acquisition of the REMEC Corporate Campus, we obtained a $13,250,000 loan from Northwestern Mutual Life Insurance Company that is at an approximate 50% loan-to-value ratio. This loan bears interest payable monthly at a fixed rate of 4.79% per annum. No payments of principal are required until November 1, 2011, at which time the entire principal balance together with any accrued interest thereon will be due.

300 Constitution Drive—Taunton, MA

300 Constitution Drive is a property comprised of 330,000 square feet of primarily distribution space on 27 acres of land. The property has potential for additional development. It is 100% leased to Chadwick’s of Boston, Inc. under a long-term lease that continues until 2013. Chadwick’s of Boston, Inc. was formed over 20 years ago as a catalog retailer for women. Today it is a large catalog and internet based clothing distributor, selling a wide selection of quality, brand named women’s merchandise. Chadwick’s of Boston, Inc. is a subsidiary of PPR (Pinault Printemps-Redoute), a global retailer based in Paris, France.

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

Deerfield Commons I & II—Alpharetta, GA

Deerfield Commons I is a multi-tenant office building located in Alpharetta, Georgia, a suburb of Atlanta, which is leased to tenants encompassing a variety of business uses including financial services, publishing, and executive suites. Lease terms range from three to ten years. Also included with this asset is Deerfield Commons II, ten acres of undeveloped land zoned for office use.

On November 29, 2005, we obtained a $9,725,000 loan from Allianz Life Insurance Company of North America on the office property at Deerfield Commons I which was at an approximate 50% loan-to-value ratio. This loan has a ten year term bearing interest at a fixed rate of 5.23% per annum. The loan requires interest only payments for the first 60 months of the loan term and monthly payments of $53,582, including principal, thereafter.

Texas Portfolio—Allen and Richardson, TX

Texas Portfolio is comprised of three multi-tenant industrial/warehouse buildings (660 Dorothy, 505 Century and 631 International) located in Allen and Richardson, Texas, both suburbs of Dallas, which are leased to tenants encompassing a variety of business uses, including communication, commercial and information technology services for lease terms that expire between January 2009 and October 2015.

We funded our acquisition of the Texas Portfolio with cash of approximately $17,800,000 and the application of a $500,000 purchase deposit totaling approximately $18,300,000 on January 9, 2006.

Bolingbrook Point III—Bolingbrook, Illinois

Bolingbrook Point III located in Bolingbrook, Illinois, a suburb of Chicago, consists of an 185,045 square foot, multi-tenant warehouse distribution building completed in May 2006. The building is 100% leased to two tenants on long-term leases. Kraus Floors, LLC, a joint venture between Kraus Carpet Mills and The Tarkett Group, occupies 86,631 square feet and Compass Group USA, Inc., a managed foodservices company, occupies the remaining 98,414 square feet.

On December 27, 2007, we obtained a $9,000,000 loan from Northwestern Mutual Life Company on the Bolingbrook Point III building which is at an approximately 50% loan to value ratio. This loan bears interest payable monthly at a fixed rate of 5.26%. No payments of principal are required until January 1, 2015, at which time the entire principal balance together with any accrued interest thereon will be due.

Carolina Portfolio

On August 30, 2007, we acquired a fee interest in a portfolio of 30 distribution and manufacturing industrial buildings, located in North and South Carolina, from affiliates of Johnson Development Associates, Inc., unrelated third parties. We acquired these properties for $214,170,000, exclusive of customary closing costs, which was funded using net proceeds from our initial public offering and debt proceeds of approximately $131,110,000, including $65,000,000 under an unsecured term loan that bears interest at a floating rate of LIBOR plus 1.25%, with a fair value of $127,940,000.

On September 24, 2007 and November 1, 2007, we acquired fee interests in three distribution and manufacturing industrial buildings located in South Carolina from affiliates of Johnson Development Associates, Inc., unrelated third parties. We acquired these properties for $7,670,000 exclusive of customary closing costs.

The Carolina Portfolio consists of 33 distribution and manufacturing industrial buildings located in the markets of Greenville/Spartanburg, South Carolina; Charleston, South Carolina; Charlotte, North Carolina; and Winston-Salem, North Carolina. The Carolina Portfolio totals approximately 4,437,500 square feet of industrial space and is currently 90% leased. Management has taken the necessary actions to deem 18 of the 33 buildings as real estate held for sale and the activities thereof are included in discontinued operations.

In connection with our acquisition of the Carolina Portfolio, on August 30, 2007, we entered into a credit agreement with Bank of America, N.A. to provide us a $65,000,000 term loan and a $10,000,000 revolving line of credit, or collectively the Credit Facility. The term loan was fully drawn upon the closing of the Carolina Portfolio. None of the revolving line of credit has been drawn. The Credit Facility has a term of one year and bears interest at a floating rate of LIBOR plus 1.25%, or 6.10% per annum as of December 31, 2007. We incurred an upfront fee to Bank of America and other closing costs of $229,000 associated with obtaining this line of credit. A fee of 0.2% per annum is accrued on unfunded balances under the revolving line of credit. The Credit Facility is unsecured, but we are required to pay down a proportional amount of the Credit Facility if any of the unencumbered properties in the Carolina Portfolio are financed or sold. On November 29, 2007, we repaid a portion of the loan balance in the amount of $20,000,000 using net proceeds from our initial public offering. The loan balance was $45,000,000 as of December 31, 2007.

602 Central Boulevard—Coventry, UK

602 Central Boulevard located in Coventry, United Kingdom was built in 2001 and consists of a three-story office building containing approximately 49,985 rentable square feet and a surface parking lot completed in 2002. The office building is currently 100% leased to Capita Business Services Limited, part of The Capita

Group plc, one of the UK’s largest business process outsourcing firms and the guarantor on the lease. Such lease is scheduled to expire on February 28, 2017; however, Capita Business Services Limited has a one-time option to terminate the lease on February 28, 2010 provided that it gives nine months prior written notice.

We funded our acquisition of 602 Central Boulevard through a £5,500,000 ($10,945,000 at acquisition assuming an exchange rate of $1.99/£1.00) financing arrangement with The Royal Bank of Scotland plc. The loan is for a term of seven years and bears interest at a variable rate of interest based on the three month LIBOR rate plus 0.67%, or 6.94% per annum as of December 31, 2007.

Other Investments

Investment in CB Richard Ellis Strategic Partners Asia II-A, L.P.

We have agreed to a capital commitment of $20,000,000 in CB Richard Ellis Strategic Partners Asia II-A, L.P., or CBRE Asia Fund, which extends for 24 months after the close of the final capital commitment. On October 16, 2007, we funded $200,000 of our capital commitment. CBRE Investors, our sponsor, formed CBRE Asia Fund to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in Asia, including China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. The initial closing of the CBRE Asia Fund was in July 2007 with additional commitments being accepted through January 2008. CBRE Asia Fund closed on January 31, 2008, with aggregate capital commitments of $394,200,000. CBRE Asia Fund has an eight year term, which may be extended for up to two one-year periods with the approval of two-thirds of the limited partners.

As of December 31, 2007, CBRE Asia Fund had aggregate investor commitments of approximately $344,000,000 from institutional investors including CBRE Investors. As of December 31, 2007, we owned an ownership interest of approximately 5.81% in CBRE Asia Fund. Our capital commitment is currently being pledged as collateral on unsecured borrowings of CBRE Asia Fund of which our pro-rata portion of such borrowings was $2,610,000, based on our 5.81% ownership interest in CBRE Asia Fund at December 31, 2007. In addition, if we had funded our entire capital commitment in CBRE Asia Fund as of December 31, 2007, our investment in CBRE Asia Fund would represent 4.40% of our total assets.

As of December 31, 2007, CBRE Asia Fund has acquired ownership interests in six properties, one in China and five in Japan. The first investment is a 25% equity interest in the joint venture that owns Tianjin Beiyang Plaza located in Tianjin, China. CBRE Asia Fund acquired the interest for approximately $20,500,000. Shanghai Forte owns a 75% equity interest in the venture and is one of the largest developers in China. The project is a 42 story, 1,360,000 of square foot mixed-use redevelopment project in Tianjin, China consisting of a 590,000 square foot office tower that will include a five star Raffles hotel (with 150 rooms) and a 420,000 square foot Raffles managed serviced apartment tower over a 350,000 square foot retail podium. CBRE Asia Fund has also acquired five buildings in Japan consisting of one residential and four commercial properties located in central Tokyo, Japan. Three of the five properties were acquired upon their completion on March 28, 2007 and the fourth was acquired on May 30, 2007. Those properties were acquired for approximately $35,700,000, ($9,000,000 of cash and $26,700,000 of debt). The fifth property is a boutique retail development project in the Ginza shopping district of central Tokyo, Japan that closed on June 25, 2007. The total project cost is approximately $43,500,000 ($13,500,000 of cash and $30,000,000 of debt).

CBRE Asia Fund is managed by CB Richard Ellis Investors SP Asia II, LLC, or the Fund Manager, an affiliate of CBRE Investors. The Fund Manager is entitled to a quarterly management fee at an annual rate equal to 1.25% of the aggregate capital commitments (or an annual rate of 1.5% of the aggregate capital commitments for limited partners (which includes us) with capital commitments of less than $50,000,000). The Fund Manager is also entitled to an acquisition fee equal to (i) for assets acquired for ground up, new development or asset repositioning involving refurbishment activity, 0.75% of CBRE Asia Fund’s pro rata share of the total acquisition cost of such investment, plus 0.375% of the amount of projected capital expenditures required for such development or refurbishment activity, or (ii) for all other assets, 0.75% of CBRE Asia Fund’s pro rata share of the total acquisition cost of such investment. Our share of investment management and acquisition fees paid to the Fund Manager was $59,000 and $52,000, respectively, for the year ended December 31, 2007.

We will pay our Investment Advisor investment management and acquisition fees with respect to our investment in CBRE Asia Fund. Such fees paid to our Investment Advisor will be reduced, but not below zero, by our proportionate share of the management and acquisition fees paid to the Fund Manager. As of December 31, 2007, we had paid no fees to our Investment Advisor relating to this investment.

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

We believe that investing in CBRE Asia Fund will provide benefits to our investors because it will allow us to diversify our portfolio of properties at a faster rate than we could obtain by investing directly, which may reduce risks to investors in us. We do not expect that we will incur additional costs of any significance associated with investing in CBRE Asia Fund compared to acquiring interests in real estate directly. A majority of our trustees (including a majority of our independent trustees) not otherwise interested in this transaction approved the transaction as being fair, competitive and commercially reasonable.

Significant Tenants

We own approximately 5,576,338 square feet of net rentable space as of December 31, 2007. The following table details the tenants with annual rents greater than 5% of total annual rents or who occupied more than 5% of the total rentable square feet as of December 31, 2007:

		Net Rentable Sq. Ft.		Annual Rental(1)
Property	Tenant	Sq. Ft.	% of Portfolio	Annual Rental	% of Portfolio	Lease Expiration
Jedburg Commerce Park	American LaFrance LLC(2)	512,686	9.19%	$2,994,086	12.54%	07/2027
REMEC Corporate Campus	REMEC	132,685	2.38	2,307,271	9.66	04/2017
602 Central Blvd	Capita Business Services	49,985	0.90	1,534,755	6.43	02/2010
300 Constitution Drive	Chadwick’s of Boston	330,000	5.92	1,392,600	5.83	03/2013
Union Cross Bldg. II	EGL Eagle Global Logistics LP	316,130	5.67	1,238,597	5.19	10/2009
North Rhett IV	Trans Hold Inc.	316,040	5.67	1,174,065	4.92	01/2022
Kings Mountain II	South Eastern Container, Inc.	301,400	5.40	822,587	3.44	12/2019
North Rhett I	Briggs Plumbing Products, Inc.	284,750	5.10	740,350	3.10	11/2015
Fairforest Bldg. 5	Echostar Satellite LLC	316,491	5.68	588,673	2.47	02/2013

Total		2,560,167	45.91%	$12,792,984	53.58%

(1)	Annualized based on December 2007 monthly rent billings.
(2)	American La France LLC filed for Chapter 11 bankruptcy protection on January 28, 2008. See “—Recent Developments” for further discussion of this matter.

Tenant Lease Expirations

The following table sets forth a schedule of expiring leases by square footage and by annualized rental revenue as of December 31, 2007:

Year	Number of Leases	Expiring Square Feet	% of Portfolio	Annual Rental (1)	% of Portfolio
Vacant	—	431,105	7.73%	$—	—%
Month to Month	9	353,844	6.35	—	—
2008	7	243,877	4.37	845,303	3.54
2009	7	604,204	10.84	2,863,585	11.99
2010	11	452,938	8.12	3,933,921	16.47
2011	5	192,944	3.46	967,198	4.05
2012	6	206,543	3.70	952,385	3.99
2013	3	716,491	12.85	2,327,651	9.75
2014	2	102,372	1.84	470,117	1.97
2015	7	709,942	12.73	2,766,976	11.59
2016	2	198,414	3.56	1,009,019	4.23
2017	1	132,685	2.39	2,307,271	9.66
2019	1	301,400	5.40	822,587	3.44
2020	1	100,853	1.81	444,399	1.86
2022	1	316,040	5.67	1,174,065	4.92
2027	1	512,686	9.18	2,994,086	12.54

Total	64	5,576,338	100.00%	$23,878,563	100.00%

(1)	Annualized based on December 2007 monthly rent billings.

Insurance Coverage on Properties

We carry comprehensive general liability coverage and umbrella liability coverage on all of our properties with limits of liability that we deem adequate. Similarly, we are insured against the risk of direct physical damage in amounts we believe to be adequate to reimburse us on a replacement basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period. The cost of such insurance is passed through to tenants whenever possible.

Depreciable Tax Basis and Real Estate Tax

The following table provides information regarding our tax basis and real estate taxes at each of our properties.

Property Location	Property	Original Income Tax Basis	2007 Real Estate Taxes
San Diego, CA	REMEC Corporate Campus	$26,667,000	$303,000
Taunton, MA	300 Constitution Drive	19,805,000	201,000
Alpharetta, GA	Deerfield Commons I	19,572,000	203,000
Alpharetta, GA	Deerfield Commons II	2,262,000	25,000
Richardson, TX	660 North Dorothy	6,836,000	137,000
Allen, TX	505 Century	6,095,000	105,000
Richardson, TX	631 International	5,407,000	101,000
Bolingbrook. IL	Bolingbrook Point III	18,168,000	90,000
Spartanburg, SC	Fairforest Bldg. 5	16,968,000	248,000
Spartanburg, SC	Fairforest Bldg. 6	6,884,000	95,000
Spartanburg, SC	Fairforest Bldg. 7	5,626,000	11,000
Spartanburg, SC	HJ Park Bldg. 1	4,216,000	63,000
Charleston, SC	North Rhett I	10,302,000	75,000
Charleston, SC	North Rhett II	7,073,000	55,000
Charleston, SC	North Rhett III	4,743,000	47,000
Charleston, SC	North Rhett IV	17,060,000	191,000
Charleston, SC	Jedburg Commerce Park	41,964,000	10,000
Charleston, SC	Mount Holly Building	6,208,000	49,000
Charleston, SC	Orangeburg Park Bldg.	5,474,000	86,000
Charlotte, NC	Kings Mountain I	5,293,000	30,000
Charlotte, NC	Kings Mountain II	11,311,000	54,000
Winston-Salem, NC	Union Cross Bldg. I	6,585,000	50,000
Winston-Salem, NC	Union Cross Bldg. II	17,216,000	130,000
Spartanburg, SC	Fairforest Bldgs 1-4	20,947,000	371,000
Spartanburg, SC	Highway 290 Commerce Pk Bldgs	21,202,000	301,000
Spartanburg, SC	Orchard Business Park 1 & 2	2,268,000	57,000
Spartanburg, SC	Greenville/Spartanburg Ind. Pk	3,581,000	58,000
Spartanburg, SC	Community Cash Complex 1-5	8,648,000	117,000
Spartanburg, SC	Cherokee Corporate Park	3,928,000	44,000
Coventry, UK	602 Central Blvd.	23,847,000	N/A

Total		$356,156,000	$3,307,000

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

Recent Developments

On January 23, 2008, we acquired a fee interest in land parcels located in the Spartanburg, South Carolina market for $820,000 exclusive of customary closing costs, which was funded using a purchase deposit of $41,000 and net proceeds from our initial public offering. Upon closing, we paid our Investment Advisor an acquisition fee of approximately $8,200.

On March 5, 2008, we acquired a fee interest in Lakeside Office Center (“Lakeside”) located at 2850 Lake Vista Drive, Lewisville, Texas, from an unrelated third party. We acquired Lakeside for approximately $17,700,000, exclusive of customary closing costs, which was funded using net proceeds from our initial public offering. Upon closing, we paid our Investment Advisor an acquisition fee of approximately $177,000. This acquisition fee is not included in the $17,700,000 total acquisition cost of Lakeside. Lakeside consists of a 98,750 square foot, three-story office building and surface parking lot completed in August 2006. The building is 96% leased to several tenants, one of which is Teachers Insurance and Annuity Association of America (“TIAA”) who occupies 67,516 square feet under a lease that expires in May, 2017.

On March 14, 2008, we acquired a fee interest in a warehouse distribution building, Kings Mountain III, totaling 541,910 rentable square feet located in the Charlotte, North Carolina market for $25,350,000, exclusive of customary closing costs, which was funded using a purchase deposit of $510,000 (as of December 31, 2007) and net proceeds from our initial public offering. Upon closing, we paid our Investment Advisor an acquisition fee of approximately $254,000.

On March 20, 2008, we acquired a fee interest in Thames Valley Five (“TVF”) located at 400 Thames Valley Park Drive, Reading, United Kingdom from an unrelated third party. We acquired TVF for approximately £13,795,000 ($27,664,000), exclusive of customary closing costs, and stamp duty fees, which was funded using net proceeds from our initial public offering. Upon closing, we paid our Investment Advisor an acquisition fee of approximately $277,000. This acquisition fee is not included in the £13,795,000 ($27,664,000) acquisition cost of TVF. TVF consists of a four story office building and surface parking lot completed in 1998. The office building is 100% leased to Regus (United Kingdom) under a lease that expires in November 2013.

ITEM 3.	LEGAL PROCEEDINGS

We were not party to any material legal proceedings at December 31, 2007.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We are currently offering up to $2,000,000,000 in our common shares pursuant to an effective registration statement, 90% of which are being offered at a price of $10.00 per share, and 10% of which are being offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. In each case, the offering price was arbitrarily determined by our board of trustees. We reserve the right to reallocate the common shares we are offering between the primary offering and our distribution reinvestment plan.

In accordance with Financial Industry Regulatory Authority Rule 2710, the estimated value of our common shares was deemed to be $10.00 per share as of December 31, 2007. The basis for this estimated value is the fact that, as of December 31, 2007, we were conducting our initial public offering of our common shares at the price of $10.00 per share to third-party investors through arms-length transactions. However, there is no established public trading market for the common shares at this time, and there can be no assurance that shareholders could receive $10.00 per share if such a market did exist and they sold their common shares or that they will be able to receive such amount for their common shares in the future. Moreover, we have not performed an appraisal of our properties; as such, this estimated value is not necessarily based upon the appraised value of our properties, nor does it necessarily represent the amount shareholders would receive if our properties were sold and the proceeds distributed to our shareholders in a liquidation, which amount may be less than $10.00 per share, because at the time we were purchasing our properties, the amount of funds available for investments was reduced by selling commissions, dealer manager fees and marketing support fees, organization and offering costs and acquisition and advisory fees and expenses, as described in more detail in the notes to our consolidated financial statements included in this report. As a result, it would be expected that, in the absence of other factors affecting property values, our aggregate net asset value may be less than the proceeds of our public offering and may not be the best indicator of the value of shares purchased as a long-term income producing investment. In addition, we may conduct additional public offerings of our common shares. Prior to providing a liquidity event for our shareholders, our board of trustees will determine the public offering price of our common shares for future public offerings, which may or may not be the same as our current public offering price.

Dividend Reinvestment Plan

The following is a summary of our dividend reinvestment plan that allows you to have dividends and other distributions otherwise distributable to you invested in additional common shares. As of December 31, 2007, we had issued 163,547 common shares pursuant to our dividend reinvestment plan.

Administrator

Boston Financial Data Services, Inc. serves as the plan administrator. The plan administrator administers the plan, keeps records and provides each participant with purchase confirmations.

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

Share Purchases

Shares will be purchased under the dividend reinvestment plan on the quarterly dividend payment dates. Shares will be purchased at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor or another firm we choose for that purpose. The purchase of fractional shares is a permissible, and likely, result of the reinvestment of dividends under the dividend reinvestment plan. Shares may be issued under the dividend reinvestment plan until all shares registered as part of the offering have been sold. After that time, we may purchase shares either through purchases on the open market, if a market then exists, or through an additional issuance of shares. In either case, the price per share will be equal to the then-prevailing market price, which shall equal the price on a national securities exchange, the Nasdaq Global Select Market or the Nasdaq Global Market on which such shares are listed on the dividend reinvestment date if such shares are then listed.

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

Tax Consequences of Participation

The reinvestment of dividends does not relieve you of any taxes which may be payable on such dividends. When your dividends are reinvested to acquire shares (including any fractional share), you will be treated as having received a distribution in the amount of the fair market value of our common shares on the dividend payment date, multiplied by the number of shares (including any fractional share) purchased plus any brokerage fees, commissions or administrative costs paid by us on your behalf in connection with the reinvestment. You should be aware that, because shares purchased with reinvested dividends may be purchased at up to a 5% discount, the taxable income received by you as a participant in our dividend reinvestment plan may be greater than the taxable income that would have resulted from the receipt of the dividend in cash. We will withhold 28% of the amount of dividends or distributions paid if you fail to furnish a valid taxpayer identification number, fail to properly report interest or dividends or fail to certify that you are not subject to withholding.

Termination of Participation

You may terminate your participation (in whole and not in part) in the dividend reinvestment plan at any time, without penalty, by providing written notice to us at least ten business days prior to the last day of the fiscal period to which the distribution relates. If you terminate your participation in the dividend reinvestment plan, the plan administrator will send you a check in payment for the amount of any distributions that have not been reinvested in shares, and our records will be revised to reflect the ownership records of your whole and fractional shares. Any transfer of your shares will effect a termination of the participation of those shares in the dividend reinvestment plan. You must promptly notify us should you no longer meet the suitability standards described under the “Suitability Standards” section of the prospectus relating to our initial public offering or cannot make the other representations or warranties set forth in the subscription agreement at any time prior to the listing of our shares on the New York Stock Exchange or another national exchange. We will terminate your participation to the extent that a reinvestment of your dividends in our shares would cause you to exceed the ownership limitation contained in our declaration of trust. In the event you terminate your participation in the dividend reinvestment plan, you may subsequently re-enroll in the plan upon receipt of the then current version of the prospectus relating to our initial public offering or a separate current prospectus relating solely to the plan by notifying the plan agent and completing any required documents.

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

A shareholder who wishes to have his or her shares redeemed must mail or deliver a written request on a form we provide, executed by the shareholder, its trustee or authorized agent, to the redemption agent, which is currently Boston Financial Data Services, Inc. Within 30 days following the redemption agent’s receipt of the shareholder’s request, the redemption agent will forward to such shareholder the documents necessary to effect the redemption, including any signature guarantee we or the redemption agent may require. The redemption agent will effect such redemption for the calendar quarter provided that it receives the properly completed redemption documents relating to the shares to be redeemed from the shareholder at least one calendar month prior to the last day of the current calendar quarter and has sufficient funds available to redeem such shares. The effective date of any redemption will be the last date during a quarter during which the redemption agent receives the properly completed redemption documents. As a result, we anticipate that, assuming sufficient funds are available for redemption, the redemptions will be paid no later than 30 days after the quarterly determination of the availability of funds for redemption.

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

The shares we redeem under our share redemption program will be returned to the status of authorized but unissued common shares. During the years ended December 31, 2007, 2006 and 2005 we repurchased 38,371 common shares, 32,331 common shares and 0 common shares, respectively, under our Share Redemption Program. During the three months ended December 31, 2007, we did not repurchase any common shares.

Shares

The number of our common shares issued and outstanding as of March 17, 2008 was 36,487,535.

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

The following table sets forth the distributions per common share declared by our board of trustees and the distributions that have been paid as of December 31, 2007:

Quarter	Declared	Date Paid
First Quarter, 2006	$0.125	April 20, 2006
Second Quarter, 2006	$0.125	July 20, 2006
Third Quarter, 2006	$0.125	October 3, 2006
Fourth Quarter, 2006	$0.125	January 16, 2007
First Quarter, 2007	$0.125	April 20, 2007
Second Quarter, 2007	$0.1375	July 20, 2007
Third Quarter, 2007	$0.1375	October 19, 2007
Fourth Quarter, 2007	$0.14375	January 22, 2008
First Quarter, 2008	$0.14375	April 18, 2008 *

*	Anticipated payment date

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

Unregistered Sales and Repurchases of Securities

From July 2004 to October 2004, we sold 6,967,762 common shares of beneficial interest at $8.35 per share in private placements to 248 accredited investors (as defined in Rule 501 under the Securities Act), which includes the sale of 269,428 common shares at $8.10 per share to CB Richard Ellis Investors, L.L.C. We received net proceeds of approximately $55,500,000 from these private placements after commissions and expenses, including approximately $1,500,000 in placement agency fees to Wells Fargo Investments LLC, approximately $569,000 to the Investment Advisor for advisory and management services and reimbursement of offering expenses in the amount of approximately $407,000 paid by the Investment Advisor on our behalf.

On July 1, 2004, CBRE REIT Holdings LLC purchased 29,937 class A units for an aggregate amount of $242,500, or $8.10 per unit.

On July 1, 2004, CBRE OP issued one class B limited partnership interest and one class C limited partnership interest in CBRE OP to CBRE REIT Holdings LLC. These interests were issued to CBRE REIT Holdings LLC as part of the consideration for the Investment Advisor entering into the advisory agreement with our company and CBRE OP and for services provided to our company and CBRE OP in connection with our formation and ongoing advisory services, such as selecting the placement agent relating to our initial private placement, sourcing members to serve on our executive management team and seeking initial investments for our portfolio. Prior to the commencement of our initial public offering, CBRE REIT Holdings LLC contributed the class C limited partnership interest it held in CBRE OP to CBRE OP in exchange for 216,424 limited partnership units (with an aggregate value of approximately $1,928,000).

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

During the year ended December 31, 2007, we did not sell any equity securities that are not registered under the Securities Act of 1933, as amended.

The shares we redeem under our share redemption program will be returned to the status of authorized but unissued common shares. During the years ended December 31, 2007, 2006 and 2005 we repurchased 38,371 common shares, 32,331 common shares and 0 common shares, respectively, under our Share Redemption Program. During the three months ended December 31, 2007, we did not repurchase any common shares.

Use of Proceeds from Sale of Registered Securities

The registration statement relating to our initial public offering (No. 333-127405) was declared effective on October 24, 2006. CNL Securities Corp. is the Dealer Manager of our offering. The registration statement covers up to $2,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From October 24, 2006 (effective date) through December 31, 2007, we had accepted subscriptions from 5,317 investors, issued 24,179,649 common shares and received $241,715,000 in gross offering proceeds pursuant to our initial public offering. After payment of approximately $2,620,000 in acquisition fees, payment of approximately $11,183,000 in selling commission, $3,603,000 in dealer manager fees, $1,719,000 in marketing support fees and payment of approximately $8,904,000 in organization and offering expenses, as of December 31, 2007, we had raised aggregate net offering proceeds of approximately $213,686,000.

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

Administration

The Compensation Committee, appointed by our board of trustees, has the full authority to administer and interpret the 2004 equity incentive plan, to authorize the granting of awards, to determine the eligibility of an employee, trustee or consultant to receive an award, to determine the number of common shares to be covered by each award, to determine the terms, provisions and conditions of each award, to prescribe the form of instruments evidencing awards and to take any other actions and make all other determinations that it deems necessary or appropriate. Our Compensation Committee may, among other things, establish performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to lapse. From and after the closing of our initial public offering, the 2004 equity incentive plan will be administered by a compensation committee consisting of two or more non-employee trustees, each of whom is intended to be, to the extent required by Rule 16b-3 under the Securities Exchange Act of 1934, a nonemployee trustee and will, at such times as we are subject to Section 162(m) of the Internal Revenue Code, qualify as an “outside director” for purposes of Section 162(m) of the Internal Revenue Code, or, if no committee exists, the board of trustees. References below to our Compensation Committee include a reference to the board for those periods in which the board is acting.

As of December 31, 2007, no awards have been granted under our 2004 equity incentive plan.

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

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our consolidated financial data on a historical basis for the periods ended December 31, 2007, 2006, 2005 and 2004.

CB Richard Ellis Realty Trust

(in thousands, except share data)

	Year Ended December 31,			July 1, 2004 (Date of Commencement) to December 31
	2007	2006	2005	2004
Statement of Operations Data:
Rental	$12,598	$6,630	$4,614	$913
Tenant Reimbursements	2,389	1,830	872	120

Total Revenue	14,987	8,460	5,486	1,033

Operating and Maintenance	1,023	860	367	7
Property Taxes	1,486	1,103	563	113
Interest	5,049	1,784	1,195	117
General and Administrative Expense	1,875	851	359	123
Property Management Fee to Related Party	129	41	7	—
Investment Management Fee to Related Party	1,547	739	603	230
Class C Fee to Related Party	—	145	459	197
Depreciation and Amortization	8,050	4,618	2,478	334
Organizational Expenses	—	—	—	109

Total Expense	19,159	10,141	6,031	1,230

Interest and Other Income	2,855	255	460	111

Loss From Continuing Operations Before Income Taxes, Minority Interest and Equity in Loss of Unconsolidated Entity	(1,317)	(1,426)	(85)	(86)
Minority Interest	17	(1,058)	(7)	(3)
Equity in Loss of Unconsolidated Entity	(150)	—	—	—

Loss from Continuing Operations	(1,450)	(2,484)	(92)	(89)
Income from Discontinued Operations	1,047	—	—	—

Net Loss	$(403)	$(2,484)	$(92)	$(89)

Per Share Data:
Basic and Diluted Loss Per Share From Continuing Operations	$(0.08)	$(0.35)	$(0.01)	$(0.01)
Basic and Diluted Income Per Share From Discontinued Operations	0.06	—	—	—

Basic and Diluted Net Loss Per Share	$(0.02)	$(0.35)	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding—Basic and Diluted	18,545,418	7,010,722	6,967,762	6,893,961
Dividend Declared Per Share	$0.54	$0.50	$0.42	$0.08

	December 31,
	2007	2006	2005	2004
Balance Sheet Data:
Investments in Real Estate, After Accumulated Depreciation and Amortization	$252,351	$70,650	$57,163	$43,946
Investment in Unconsolidated Entity	101	—	—	—
Real Estate and Other Assets Held for Sale	61,100	—	—	—
Total Assets	434,806	97,807	94,118	73,704
Notes Payable	116,876	34,975	34,975	13,250
Loan Payable	45,000	—	—	—
Liabilities Related to Real Estate and Other Assets Held for Sale	753	—	—	—
Total Liabilities	188,279	44,834	41,510	18,461
Minority Interest	1,495	1,629	242	245
Shareholders’ Equity	245,032	51,344	52,366	54,998
Total Liabilities and Shareholders’ Equity	434,806	97,807	94,118	73,704

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Cautionary Note Regarding Forward-Looking Statements

This document contains various “forward-looking statements.” You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “would,” “could,” “should,” “seeks,” “approximately,” “intends,” “plans,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Statements regarding the following subjects may be impacted by a number of risks and uncertainties:

•	our business strategy;

•	our ability to obtain future financing arrangements;

•	estimates relating to our future distributions;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures;

•	the impact of technology on our products, operations and business; and

•	the use of the proceeds of our initial public offering and subsequent offerings.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common shares, along with the following factors that could cause actual results to vary from our forward-looking statements:

•	national, regional and local economic climates;

•	future terrorist attacks in the United States or abroad;

•	changes in supply and demand for office, retail, industrial and multi-family residential properties;

•	our ability to maintain rental rates and maximize occupancy;

•	our ability to identify acquisitions;

•	our pace of acquisitions and/or dispositions of properties;

•	our corporate debt ratings and changes in the general interest rate environment;

•	the condition of capital and credit markets;

•	the actual outcome of the resolution of any conflict;

•	our ability to successfully operate acquired properties;

•	our ability to qualify as a REIT;

•	availability of capital (debt and equity);

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•

our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes and our operating partnership’s ability to satisfy the rules in order for it to qualify as a partnership for U.S. federal income tax purposes;

•	accounting principles and policies and guidelines applicable to REITs;

•	legislative or regulatory changes adversely affecting REITs and the real estate business; and

•	environmental, regulatory and/or safety requirements.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

Overview

We are a Maryland real estate investment trust that invests in real estate properties, focusing on office, retail, industrial and multi-family residential properties, as well as other real estate-related assets. We may also utilize our expertise and resources to capitalize on unique opportunities that may exist elsewhere in the marketplace, in which we might also acquire interests in mortgages or other investments where we could seek to acquire the underlying property. We will not invest more than 20% of our total assets in any single investment. In addition, we will seek to maintain a portfolio of geographically diverse assets and may invest up to 30% of our total assets outside of the United States. Investments outside of the United States are expected to be focused in locations in which CBRE Investors has existing operations or previous investment experience, which today consist of metropolitan markets in Western Europe (including London, Paris, Milan and Frankfurt), China (Shanghai and Beijing) and Japan. To the extent that we enter markets outside of the United States in which CBRE Investors does not already have existing operations or previous investment experience, we would expect to do so in partnership, utilizing joint venture or other structures, with entities that have significant existing local expertise in these markets.

As of December 31, 2007, we owned 44 office and industrial properties located in seven states (California, Georgia, Illinois, Massachusetts, North Carolina, South Carolina and Texas) and in the United Kingdom, as well as one undeveloped land parcel in Georgia. In addition, we have an ownership interest in an unconsolidated strategic partnership that, as of December 31, 2007, owned interests in six properties located in China and Japan.

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

The real estate financing and credit markets experienced significant deterioration during the second half of 2007, resulting in dramatic changes in credit spreads, liquidity and the availability and cost of debt and equity capital. The impact has been most severe in the single-family residential real estate mortgage markets in the United States, but has more recently affected the commercial real estate markets. We believe the real estate financing and credit markets have yet to stabilize. If these conditions persist in 2008 and beyond, debt financing available to us, even with our modest leverage, may have less favorable terms than we would have received in the past, in which case, we may elect to fund acquisitions without, or with minimal, debt. Highly-levered real estate investors, in particular, are now facing significantly-reduced, or even eliminated, availability of funding sources, or at significantly increased cost. As such, under current market conditions and with our modest levels of leverage, we expect to benefit from improved access to attractive investment opportunities and reduced competition to acquire real estate assets.

We commenced operations in July 2004, following an initial private placement of our common shares of beneficial interest. We raised aggregate net proceeds (after commissions and expenses) of approximately $55,500,000 from July 2004 to October 2004 in private placements of our common shares.

On October 24, 2006, we commenced an initial public offering of up to $2,000,000,000 in our common shares, 90% of which are offered at a price of $10.00 per share, and 10% of which are offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor or another firm we choose for that purpose. As of March 17, 2008 we had accepted subscriptions from 6,301 investors, issued 29,605,822 common shares and received $295,895,114 in gross proceeds.

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

As of December 31, 2007, we owned the following properties:

Location	Property	Date Acquired	Year Built	Number of Properties	Approximate Total Acquisition Cost(1)	Net Rentable Sq. Ft.	Occupancy
Domestic
San Diego, CA	REMEC Corporate Campus	9/15/2004	1983	4	$26,667,000	132,685	100.0%
Taunton, MA	300 Constitution Drive	11/3/2004	1998	1	19,805,000	330,000	100.0%
Alpharetta, GA	Deerfield Commons I	6/21/2005	2000	1	19,572,000	121,969	100.0%
Alpharetta, GA	Deerfield Commons II	6/21/2005	—	—	2,262,000	—	—
Richardson, TX	660 North Dorothy	1/9/2006	1997	1	6,836,000	120,000	100.0%
Allen, TX	505 Century	1/9/2006	1997	1	6,095,000	100,000	72.4%
Richardson, TX	631 International	1/9/2006	1998	1	5,407,000	73,112	100.0%
Bolingbrook. IL	Bolingbrook Point III	8/29/2007	2006	1	18,168,000	185,045	100.0%
Spartanburg, SC	Fairforest Bldg. 5	8/30/2007	2006	1	16,968,000	316,491	100.0%
Spartanburg, SC	Fairforest Bldg. 6	8/30/2007	2005	1	6,884,000	101,055	100.0%
Spartanburg, SC	Fairforest Bldg. 7	8/30/2007	2006	1	5,626,000	101,459	0.0%
Spartanburg, SC	HJ Park Bldg. 1	8/30/2007	2003	1	4,216,000	70,000	100.0%
Charleston, SC	North Rhett I	8/30/2007	1973	1	10,302,000	284,750	100.0%
Charleston, SC	North Rhett II	8/30/2007	2001	1	7,073,000	101,705	100.0%
Charleston, SC	North Rhett III	8/30/2007	2002	1	4,743,000	79,972	100.0%
Charleston, SC	North Rhett IV	8/30/2007	2005	1	17,060,000	316,040	100.0%
Charleston, SC	Jedburg Commerce Park	8/30/2007	2007	1	41,964,000	512,686	100.0%
Charleston, SC	Mount Holly Building	8/30/2007	2003	1	6,208,000	100,823	100.0%
Charleston, SC	Orangeburg Park Bldg.	8/30/2007	2003	1	5,474,000	101,055	100.0%
Charlotte, NC	Kings Mountain I	8/30/2007	1998	1	5,293,000	100,000	100.0%
Charlotte, NC	Kings Mountain II	8/30/2007	2002	1	11,311,000	301,400	100.0%
Winston-Salem, NC	Union Cross Bldg. I	8/30/2007	2005	1	6,585,000	100,853	100.0%
Winston-Salem, NC	Union Cross Bldg. II	8/30/2007	2005	1	17,216,000	316,130	100.0%

Total				25	271,735,000	3,967,230	96.8%

International
Coventry, UK	602 Central Blvd.	4/27/2007	2001	1	23,847,000	49,985	100.0%

Total				1	23,847,000	49,985	100.0%

Real Estate Held for Sale
Spartanburg, SC	Fairforest Bldgs 1-4	8/30/2007	1999-2001	4	20,947,000	355,794	100.0%
Spartanburg, SC	Highway 290 Commerce Pk Bldgs	8/30/2007 9/24/2007 11/1/2007	1993-1996	5	21,202,000	473,050	78.9%
Spartanburg, SC	Orchard Business Park 1 & 2	8/30/2007 11/1/2007	1994	2	2,268,000	50,000	65.0%
Spartanburg, SC	Greenville/Spartanburg Ind. Pk	8/30/2007	1990	1	3,581,000	67,375	100.0%
Spartanburg, SC	Community Cash Complex 1-5	8/30/2007	1960-1984	5	8,648,000	552,904	66.6%
Spartanburg, SC	Cherokee Corporate Park	8/30/2007	2000	1	3,928,000	60,000	100.0%

Total				18	60,574,000	1,559,123	80.6%

Grand Total				44	$356,156,000	5,576,338	92.3%

(1)	Acquisition cost represents the purchase price inclusive of customary closing costs and acquisition fees.

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

Revenue Recognition and Valuation of Receivables

Our revenues, which are composed largely of rental income, include rents reported on a straight-line basis over the initial term of the lease. If our leases provide for rental increases at specified intervals, we will be required to straight-line the recognition of revenue, which will result in the recording of a receivable for rent not yet due under the lease terms. Accordingly, our management must determine, in its judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. We review unbilled rent receivable on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Should the ability to collect unbilled rent with respect to any given tenant be in doubt, we would be required to record an increase in our allowance for doubtful accounts or record a direct write-off of the specific rent receivable, which would have an adverse effect on our net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease our total assets and shareholders’ equity.

Investments in Real Estate

We record investments in real estate at cost (including third-party acquisition expenses) and we capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of repairs and maintenance as incurred. We compute depreciation using the straight-line method over the estimated useful lives of our real estate assets, which we expect to be approximately 39 years for buildings and improvements, three to five years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

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

We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which establishes a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. SFAS No. 144 requires that the operations related to properties that have been sold or that we intend to sell be presented as discontinued operations in the statement of operations for all periods presented, and properties we intend to sell be designated as “held for sale” on our balance sheet.

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

We record above-market and below-market, in-place lease values for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any capitalized above-market lease values as a reduction of rental income over the remaining non-cancelable terms of the respective leases. We amortize any capitalized below-market lease values as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

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

We amortize the value of in-place leases to expense over the remaining term of the respective leases, which we primarily expect to range from five to fifteen years. The value of customer relationship intangibles is amortized to expense over the remaining term and any renewal periods in the respective leases, but in no event may the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.

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

Subject to certain limitations, we are obligated to reimburse the Investment Advisor for the organizational and offering costs incurred on our behalf. This treatment is consistent with Staff Accounting Bulletin, or SAB, Topic 1.B.1, which requires that we include all of the costs associated with our operations and formation in our financial statements. These costs will then be analyzed and segregated between those which are organizational in nature, those which are offering-related salaries and other general and administrative expenses of the Investment Advisor and its affiliates, and those which qualify as offering expenses in accordance with SAB Topic 5.A. Organizational costs are expensed as incurred in accordance with AICPA Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. Offering-related salaries and other general and administrative costs of the Investment Advisor and its affiliates will be expensed as incurred and third-party offering expenses will be taken as a reduction against the net proceeds of the offering within additional paid-in capital, or APIC, in accordance with SAB Topic 5.A. Offering costs incurred through December 31, 2007 totaling $25,409,000, including $20,338,000 and $5,071,000 during the years ended December 31, 2007 and 2006, respectively, are recorded as a reduction of additional paid-in-capital in the consolidated statements of shareholders’ equity. Of the total amount, $20,674,000 was incurred to CNL Securities Corp., as dealer manager; $3,969,000 was incurred to CB Richard Ellis, an affiliate of the Investment Advisor, $63,000 was incurred to the Investment Advisor for reimbursable marketing costs and $703,000 was incurred to other service providers. As of December 31, 2007 and 2006, the accrued offering costs included on our consolidated balance sheets is $5,241,000 and $4,810,000, respectively.

The Investment Advisor earned investment management fees of $1,547,000, $739,000 and $603,000 for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, the Investment Advisor waived investment management fees of $432,000 for the year ended December 31, 2007. There were no investment management fees waived in 2006 and 2005. In connection with services provided to the Investment Advisor, CNL Fund Management Company, the Sub-Advisor and affiliate of the Dealer Manager pursuant to a sub-advisory agreement dated August 21, 2006, was paid by the Investment Advisor $214,000 and $25,000 for the years ended December 31, 2007and 2006, respectively. There were no fees paid to the Sub-Advisor in 2005.

Discontinued Operations and Real Estate Held for Sale

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”), the income or loss and net gain on dispositions of operating properties and the income or loss on all properties classified as held for sale are reflected in the consolidated statements of operations as discontinued operations for all periods presented. A property is classified as held for sale when certain criteria, as set forth under SFAS No. 144, are met. At such time, we present the respective assets and liabilities separately on the balance sheet and cease to record depreciation and amortization expense. Properties held for sale are reported at the lower of their carrying value or their estimated current sales value less costs to sell. As of December 31, 2007, we had 18 buildings classified as held for sale (see Notes 5 and 7).

Accounting for Derivative Financial Investments and Hedging Activities

We account for our derivative and hedging activities, if any, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) as amended, which requires all derivative instruments to be carried at fair value on the balance sheet. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. We periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within shareholders’ equity. Calculation of a fair value of derivative instruments also requires management to use estimates. Amounts will be reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No. 133. The changes in fair value hedges are accounted for by recording the fair value of the derivative instruments on the balance sheet as either assets or liabilities, with the corresponding amount recorded in current year earnings. As of December 31, 2007, we have one interest rate cap agreement in place with an estimated fair value of $121,000. Included in earnings for the year ended December 31, 2007 is $22,000 related to the increase in fair value of the interest rate cap.

Accounting for Share-Based Compensation

We have adopted the fair value based method of accounting for share-based compensation. Under this approach, we recognize an expense for the fair value of any share-based compensation at the time it is granted, as well as for transactions with non-employees in which services are performed in exchange for equity instruments.

Variable Interest Entities

Our determination of the appropriate accounting method with respect to our investment in CBRE Asia Fund which is considered a Variable Interest Entity (“VIE”), is based on Financial Accounting Standards Board, or FASB, Interpretation No. 46 (revised in December 2003), “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51” (“ FIN46R”). We account for this VIE, of which we are not the primary beneficiary, under the equity method of accounting.

We determine if an entity is a VIE under FIN 46R based on several factors, including whether the entity’s total equity investment at risk upon inception is sufficient to finance the entity’s activities without additional subordinated financial support. We make judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, then a quantitative analysis, if necessary. In a quantitative analysis, we incorporate various estimates, including estimated future cash flows, asset hold periods and discount rates, as well as estimates of the probabilities of various scenarios occurring. If the entity is a VIE, we then determine whether we consolidate the entity as the primary beneficiary.

We determine whether an entity is a VIE and, if so, whether it should be consolidated by utilizing judgments and estimates that are inherently subjective. If we made different judgments or utilized different estimates in these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity.

We carry our investment in CBRE Asia Fund on the equity method of accounting because we have the ability to exercise significant influence (but not control) over operating and financial policies of such subsidiary. We eliminate transactions with such equity method subsidiary to the extent of our ownership in such subsidiary. Accordingly, our share of the losses of this equity method subsidiary is included in consolidated net loss. Under the equity method, impairment losses are recognized upon evidence of other-than-temporary losses of value.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS No. 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. We anticipate that this pronouncement will only have an impact on our financial statements in so far as we will not be able to capitalize indirect deal costs to our acquisitions.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. Management does not expect the adoption of the provisions of SFAS No. 160 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of SFAS No. 157 are applied. Management is currently evaluating the impact, if any SFAS No. 159 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect that the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in measuring income taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 only allows a favorable tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. FIN 48 also provides guidance on the accounting and recording of interest and penalties on uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have any impact on our consolidated financial statements.

Rental Operations

We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, management fees and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our Company level general and administrative expenses. The following tables compare the net operating income for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005
Domestic Properties
Revenues:
Rental	$11,449	$6,630	$4,614
Tenant Reimbursements	2,377	1,830	872

	13,826	8,460	5,486

Property and Related Expenses:
Operating and Maintenance	1,011	860	367
General and Administrative	84	88	26
Property Management Fee to Related Party	122	41	7
Property Taxes	1,486	1,103	563

	2,703	2,092	963

Net Operating Income	11,123	6,368	4,523

International Properties
Revenues:
Rental	1,149	—	—
Tenant Reimbursements	12	—	—

	1,161	—	—

Property and Related Expenses:
Operating and Maintenance	19	—	—
General and Administrative	23	—	—
Property Management Fee to Related Party	7	—	—

	49	—	—

Net Operating Income	1,112	—	—

Total Reportable Segments(1)
Revenues:
Rental	12,598	6,630	4,614
Tenant Reimbursements	2,389	1,830	872

	14,987	8,460	5,486

Property and Related Expenses:
Operating and Maintenance	1,030	860	367
General and Administrative	107	88	26
Property Management Fee to Related Party	129	41	7
Property Taxes	1,486	1,103	563

	2,752	2,092	963

Net Operating Income	12,235	6,368	4,523

Reconciliation of Non-GAAP Measure to Consolidated Net Loss
Total Segment Net Operating Income	12,235	6,368	4,523
Interest and Other Income	2,855	255	460

	15,090	6,623	4,983

Interest Expense	5,049	1,784	1,195
General and Administrative	1,761	763	333
Investment Management Fee to Related Party	1,547	739	603
Class C Fee to Related Party	—	145	459
Depreciation and Amortization	8,050	4,618	2,478

Loss From Continuing Operations Before Income Taxes, Minority Interest and Equity in Loss of Unconsolidated Entity	(1,317)	(1,426)	(85)
Minority Interest	17	(1,058)	(7)
Equity in Loss of Unconsolidated Entity	(150)	—	—

Loss from Continuing Operations	(1,450)	(2,484)	(92)
Income from Discontinued Operation	1,047	—	—

Net Loss	$(403)	$(2,484)	$(92)

(1)

Total Reportable Segments net operating income is a Non-GAAP financial measure which may be useful as a supplemental measure for evaluating the relationship of each reporting segment to the combined total. This measure should not be looked upon as an alternative measure of operating performance to our US GAAP presentations provided.

Consolidated Results of Continuing Operations

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

Revenues

Rental

Rental revenue increased $5,968,000, or 90%, to $12,598,000 during the year ended December 31, 2007 as compared to $6,630,000 for the year ended December 31, 2006. The increase was due to the acquisition of 602 Central Blvd., Bolingbrook Point III and the Carolina Portfolio as well as increased occupancy at Deerfield Commons I.

Tenant Reimbursements

Tenant reimbursements increased $559,000, or 31%, to $2,389,000 for the year ended December 31, 2007 compared to $1,830,000 for the year ended December 31, 2006, primarily as a result of increased tenant operating expense recovery for Deerfield Commons I, the acquisition of Bolingbrook Point III and the Carolina Portfolio.

Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $163,000, or 19%, to $1,023,000 for the year ended December 31, 2007 compared to $860,000 for the year ended December 31, 2006. The increase was primarily due to the acquisition of Bolingbrook Point III, the Carolina Portfolio and increased operating expenses at Deerfield Commons I.

Property Taxes

Property tax expense increased $383,000, or 35%, to $1,486,000 for the year ended December 31, 2007 compared to $1,103,000 for the year ended December 31, 2006. The increase was due to a combination of increased assessments and expenses associated with the Bolingbrook Point III and the Carolina Portfolio.

Interest

Interest expense increased $3,265,000, or 183%, to $5,049,000 for the year ended December 31, 2007 compared to $1,784,000 for the year ended December 31, 2006 as a result of interest expense associated with the 602 Central Blvd., the Carolina Portfolio and the Bank of America term loan.

General and Administrative

General and administrative expense increased $1,024,000, or 120%, to $1,875,000 for the year ended December 31, 2007 compared to $851,000 for the year ended December 31, 2006. Of the total increase, $519,000 was due to the increase in general corporate legal expense for the year ended December 31, 2007 as compared to December 31, 2006; $482,000 was due to the increase in general audit fees and Sarbanes—Oxley assistance fees for the year ended December 31, 2007 as compared to December 31, 2006; and $82,000 was due to the increase in directors and officers’ insurance for the year ended December 31, 2007 as compared to December 31, 2006. In addition, shareholder servicing fees and report production costs increased by approximately $99,000 for the year ended December 31, 2007 as compared to December 31, 2006, offset by other professional fees reduction of $158,000 for the year ended December 31, 2007 as compared to December 31, 2006.

Property Management, Investment Management Fee and Class C Fee to Related Party

Property management, investment management and Class C fees increased $751,000, or 81%, to $1,676,000 for year ended December 31, 2007 compared to $925,000 for the year ended December 31, 2006. The increase was due to fees earned relative to the management of 602 Central Blvd., Bolingbrook Point III and the Carolina Portfolio.

Depreciation and Amortization

Depreciation and amortization expense increased $3,432,000, or 74%, to $8,050,000 for the year ended December 31, 2007 as compared to $4,618,000 for the year ended December 31, 2006. The net increase was related to tenant improvement and leasing commission activities at Deerfield Commons I and 660 N. Dorothy, and acquisition of 602 Central Blvd., Bolingbrook Point III and the Carolina Portfolio.

Interest and Other Income

Interest and other income increased $2,600,000 to $2,855,000 for the year ended December 31, 2007 compared to $255,000 for the year ended December 31, 2006. The increase was due to the investing of our public offering net cash proceeds in interest earning cash equivalents coupled with an increase in short-term interest rates paid on cash equivalents.

Minority Interest

Minority interest decreased $1,075,000 for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The decrease was attributable to the exchange of the limited partnership minority interest for Class A OP units on October 24, 2006.

Equity in Loss of Unconsolidated Entity

Our October 2007 investment in CBRE Asia Fund resulted in a loss of $150,000 for the year ended December 31, 2007. There was no comparable activity for the year ended December 31, 2006.

Comparison of Year ended December 31, 2006 to Year ended December 31, 2005

Total Revenues

Rental

Rental revenue increased $2,016,000, or 44%, to $6,630,000 for the year ended December 31, 2006 compared to $4,614,000 for the year ended December 31, 2005. Of the total increase, $1,948,000 was due to the inclusion of rental revenue related to Deerfield Commons I for all of 2006 and for 660 N. Dorothy, 505 Century and 631 International since January 9, 2006 but for less than seven months for Deerfield Commons I and none for the other three properties for the year ended December 31, 2005.

Tenant Reimbursements

Tenant reimbursements increased $958,000, or 110%, to $1,830,000 for the year ended December 31, 2006 compared to $872,000 for the year ended December 31, 2005. An increase of $884,000 was due to the inclusion of tenant reimbursements related to Deerfield Commons I for all of 2006 and for 660 N. Dorothy, 505 Century and 631 International since January 9, 2006 but for less than seven months for Deerfield Commons I and none for the other three properties for the year ended December 31, 2005.

Total Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $493,000, or 134%, to $860,000 for the year ended December 31, 2006 compared to $367,000 for the year ended December 31, 2005. The increase was primarily due to the inclusion of operating and maintenance expenses related to Deerfield Commons I, 660 N. Dorothy, 505 Century and 631 International for a greater period for the year ended December 31, 2006 as compared to the year ended December 31, 2005.

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

Property Management, Investment Management Fee and Class C Fee to Related Party

Property management, investment management and Class C fee to related party expense decreased $144,000, or 13%, to $925,000 for the year ended December 31, 2006 compared to $1,069,000 for the year ended December 31, 2005. The decrease was due to a portion of the 2006 expense being recorded as an allocation of income to the minority interest holder.

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

Minority Interest

Minority interest increased $1,051,000 to $1,058,000 for the year ended December 31, 2006 compared to $7,000 for the year ended December 31, 2005. The increase was primarily due to increases in the value of the Class C and Class B limited partnership interests by $798,000 and $253,000, respectively, which were recorded as allocations of income to the minority interest holder.

Discussion of 2004 Operations

Our company was formed on March 30, 2004 and we began substantive operations in July 2004, after the initial closing of our private placement of common shares. We raised aggregate net proceeds (after commission and expenses) of approximately $55,500,000 from July 2004 to October 2004 in private placements of our common shares. The net proceeds were invested in money market securities and cash equivalents until required for property acquisitions.

During the period ended December 31, 2004, our business operations were limited to the acquisition of properties and a minimal period of operation for each of the two properties acquired.

On September 15, 2004, we purchased for approximately $26,667,000 the REMEC Corporate Campus, a 132,685 square foot office/research and development project located in San Diego, California. This four-building campus is 100% leased to REMEC Defense and Space Inc. under a long-term net lease until 2017. On October 29, 2004, we obtained financing on the REMEC property with a first trust deed in the amount of approximately $13,250,000 at a fixed interest rate of 4.79% per annum. Monthly payments are interest only with the principal amount due and payable in seven years.

On November 3, 2004, we purchased for approximately $19,805,000, 300 Constitution Drive, a 330,000 square foot distribution center located in Taunton, Massachusetts. The property is 100% leased to Chadwick’s of Boston, Inc., a subsidiary of the French company, Pinault Printemps-Redoute, under a long-term lease that continues until 2013. We did not place any debt on this property during the period ended December 31, 2004.

Total revenues in the period ended December 31, 2004 included combined rental and tenant reimbursement income from REMEC Corporate Campus of $720,000, representing a three and one-half month period of operation since acquisition, or 70%, of total revenues; and combined rental and tenant reimbursement income from 300 Constitution Drive of $313,000, for a period of approximately two months since acquisition, or 30% of total revenues.

Total expenses in the period ended December 31, 2004 included expenses from the operations of REMEC Corporate Campus for the three and one-half month period of $415,000, or 34%, of total expenses; and expenses from the operations of 300 Constitution Drive for the two month period of $156,000, or 13%, of total expenses.

Financial Condition, Liquidity and Capital Resources

Overview

Our sources of funds will primarily be the net proceeds of our initial public offering, operating cash flows and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements and we do not anticipate a need to raise funds from other than these sources within the next twelve months. Depending on market conditions, we expect that once the net proceeds of our initial public offering are fully invested, our debt financing will be approximately 65% of the value of the cost of our assets before non-cash reserves and depreciation. The amount of debt we place on an individual property, or the amount of debt incurred by an individual entity in which we invest, may be more or less than 65% of the value of such property or the value of the assets owned by such entity, depending on market conditions and other factors. In fact, depending on market conditions and other factors, we may choose not to place debt on our portfolio or our assets and may choose not to borrow to finance our operations or to acquire properties. Our declaration of trust limits our borrowing to 300% of our net assets unless any excess borrowing is approved by a majority of our independent trustees and is disclosed to our shareholders in our next quarterly report. Our declaration of trust defines “net assets” as our total assets (other than intangibles) at cost, before deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities, calculated at least quarterly by us on a basis consistently applied; provided, however, that during such periods in which we are obtaining regular independent valuations of the current value of its net assets for purposes of enabling fiduciaries of employee benefit plan shareholders to comply with applicable Department of Labor reporting requirements, “net assets” means the greater of (i) the amount determined pursuant to the foregoing and (ii) the assets’ aggregate valuation established by the most recent such valuation report without reduction for depreciation, bad debts or other non-cash reserves. Any indebtedness we do incur will likely be subject to continuing covenants, and we will likely be required to make continuing representations and warranties in connection with such debt. Moreover, some or all of our debt may be secured by some or all of our assets. If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal. If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to such lender. The lender could also sue us or force us into bankruptcy. Any such event would have a material adverse effect on the value of our common shares. We believe that, even without any proceeds raised from our initial public offering, we have sufficient cash flow from operations to continue as a going concern for the next twelve months and into the foreseeable future.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to the Investment Advisor and the Dealer Manager. During the offering stage, assuming all of the shares in our primary offering are sold, these payments will include payments of up to $126,000,000 for selling commissions, up to $27,000,000 for the dealer manager fee, up to $18,000,000 for the marketing support fee and up to $28,000,000 for organizational and offering expenses. During the acquisition and operational stages, certain services related to the acquisition and management of our investments and our operations will be provided to us by the Investment Advisor pursuant to an advisory agreement entered into in July 2004 which was amended and restated in October 2006. Pursuant to that agreement, we expect to make various payments to the Investment Advisor, including acquisition fees, investment management fees and payments for reimbursements of certain costs incurred by the Investment Advisor in providing related services to us. As the actual amounts to be paid are dependent upon the total equity and debt capital we raise and our results of operations, we cannot determine these amounts at this time.

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

Historical Cash Flows

Our net cash provided by operating activities increased by $4,800,000, or 135%, to $8,347,000 for the year ended December 31, 2007, compared to $3,547,000 for the year ended December 31, 2006. The increase was due to the decrease in net loss of $2,081,000 and improved real estate operating cash flows from acquisition of tenant occupied properties during 2007.

Net cash used in investing activities increased by approximately $186,642,000 to $205,023,000 for the year ended December 31, 2007, compared to $18,381,000 for the year ended December 31, 2006. The increase was the result of differences in our acquisitions during the periods when we acquired the Texas Portfolio of properties during the year ended December 31, 2006 for $17,839,000 as compared to acquisitions of 602 Central Blvd., Bolingbrook Point III and the Carolina Portfolio for $203,451,000, the payment of a $551,000 purchase deposit on the Carolina Portfolio and a $200,000 investment in CBRE Asia Fund during the year ended December 31, 2007, an aggregate increase of $186,363,000. Capital improvement and lease commission expenditures decreased by $151,000 during the year ended December 31, 2007 as compared to the year ended December 31, 2006. We are required to fund tax impounds related to the Carolina Portfolio loans resulting in an increase in restricted cash of $430,000 for the year ended December 31, 2007.

Net cash provided by financing activities increased by $253,586,000 to $260,210,000 for the year ended December 31, 2007, compared to net cash provided by financing activities of $6,624,000 for the year ended December 31, 2006. The increase was due to the $194,697,000 in net proceeds, after offering costs, received from the public offering, $62,687,000 in net loan proceeds less principal payments and deferred financing costs associated with the acquisitions of 602 Central Blvd., the Carolina Portfolio, Bolingbrook Point III and the line of credit, offset by an increase in distributions to shareholders and minority interest holder of $3,704,000, shareholder redemptions of $49,000 and reduced security deposit collections of $45,000 for the year ended December 31, 2007.

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

The following table presents our FFO for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005
Reconciliation of net loss to funds from operations:
Net Loss	$(403)	$(2,484)	$(92)
Adjustments:
Minority interest	(4)	1,149	373
Real estate depreciation and amortization	8,050	4,618	2,478

Funds from operations	$7,643	$3,283	$2,759

Financing

On December 27, 2007, we obtained a $9,000,000 loan from Northwestern Mutual Life Company on the Bolingbrook Point III warehouse distribution building which is at an approximately 50% loan to value ratio. This loan bears interest payable monthly at a fixed rate of 5.26% per annum. No payments of principal are required until January 1, 2015, at which time the entire principal balance together with any accrued interest thereon will be due.

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. Assumption fees and other loan closing costs totaling $765,500 were capitalized as incurred. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The fair value of the loans assumed at acquisition was $62,944,000. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. Principal payments totaling $1,089,000 were made during the quarter. We indemnity the loans against environmental costs and expenses and guarantees the loans under certain conditions.

In addition, we entered into a credit agreement with Bank of America, N.A. to provide us a $65,000,000 term loan and a $10,000,000 revolving line of credit (collectively, the “Credit Facility”). The one year term loan was fully drawn upon at the closing of the Carolina Portfolio on August 30, 2007. None of the revolving line of credit has been drawn. The Credit Facility matures in August, 2008 and bears interest at a floating rate of LIBOR plus 1.25%, or 6.10% per annum as of December 31, 2007. Upfront fees and other loan closing cost totaling approximately $229,000 were capitalized as incurred. A fee of 0.2% per annum is accrued on unfunded balances under the revolving line of credit. The loan contains various financial covenants and restrictions including a fixed charge coverage ration of 1.6, as defined in the credit agreement. On November 29, 2007, we repaid a portion of the loan balance in the amount of $20,000,000 using net proceeds from our initial public offering. As of December 31, 2007, the loan balance was $45,000,000 and we were in compliance with all such covenants and restrictions. The Credit Facility is unsecured, but we are required to repay a proportion of the Credit Facility, as defined in the credit agreement, if any of the unencumbered properties in the Carolina Portfolio, including all of the properties held for sale, are financed or sold.

On April 27, 2007, in connection with the acquisition of 602 Central Blvd, we entered into a £5,500,000 ($10,928,000 at December 31, 2007) financing arrangement with the Royal Bank of Scotland secured by the property. The loan is for a term of seven years and bears interest at a variable rate of interest, adjusted quarterly, based on three month LIBOR plus 0.67%, or 6.94% per annum as of December 31, 2007. Interest payments only are due quarterly for the term of the loan with principal due at maturity.

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

Off-Balance Sheet Arrangements

As of December 31, 2007, we had one Investment in Unconsolidated Entity. This investment is discussed in Item 2, “Properties—Other Investments,” and footnote 4 in the accompanying consolidated financial statements.

Contractual Obligations and Commitments

The following table provides information with respect to our contractual obligations at December 31, 2007 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Note Payable (and interest payments) Collateralized by REMEC Corporate Campus	$(15,736)	$(635)	$(1,270)	$(13,831)	$—
Note Payable (and interest payments) Collateralized by 300 Constitution Drive	(14,516)	(580)	(1,162)	(12,774)	—
Note Payable (and interest payments) Collateralized by Deerfield Commons I	(13,700)	(509)	(1,017)	(1,286)	(10,888)
Note Payable (and interest payments) Collateralized by 602 Central Blvd.	(15,855)	(758)	(1,516)	(1,516)	(12,065)
Note Payable (and interest payments) Collateralized by Bolingbrook Point III	(12,323)	(441)	(947)	(948)	(9,987)
Note Payable (and interest payments) Collateralized by the Carolina Portfolio	(94,352)	(6,980)	(13,961)	(13,961)	(59,450)
Unsecured Loan Payable*	(45,000)	(45,000)	—	—	—

Total	$(211,482)	$(54,903)	$(19,873)	$(44,316)	$(92,390)

*	Excludes interest for this presentation because of the short-term nature of the loan.

As of December 31, 2007, we were committed to pay $5,241,000 in accrued offering costs. The timing of future payments is uncertain.

As of December 31, 2007, we had no outstanding tenant improvement obligations.

As of December 31, 2007, we had an unfunded investment commitment in CBRE Asia Fund totaling $19,800,000.

As of December 31, 2007, we were committed to purchase one warehouse distribution building for $25,350,000 and land parcels for $820,000.

Income Taxes

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2004. As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute currently to our shareholders. Under the Internal Revenue Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute at least 90% of their annual net taxable income (excluding net capital gains) to their shareholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to state, local and foreign taxes on our income and property and to U.S. federal income and excise taxes on our undistributed gross income. Beginning January 1, 2007, the Texas Portfolio became subject to Texas Gross Margin Tax. In addition, Deerfield Commons I is subject to the Georgia Corporation Income Tax under which we incurred approximately $16,500 of taxes for the year ended December 31, 2007.

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

Notes Payable secured by real property are summarized as follows (in thousands):

	Interest Rate as of December 31,		Maturity Date	December 31,
Property	2007	2006		2007	2006
REMEC	4.79%	4.79%	November 1, 2011	$13,250	$13,250
300 Constitution	4.84	4.84	April 1, 2012	12,000	12,000
Deerfield Commons I	5.23	5.23	December 1, 2015	9,725	9,725
602 Central Blvd.(1)	6.94	N/A	April 27, 2014	10,928	—
Bolingbrook Point III	5.26	N/A	January 1, 2015	9,000	—
Fairforest Bldg. 5(2)	6.33	N/A	February 1, 2024	11,177	—
Fairforest Bldg. 6(2)	5.42	N/A	June 1, 2019	3,754	—
HJ Park—Bldg. 1(2)	4.98	N/A	March 1, 2013	1,407	—
North Rhett I(2)	5.65	N/A	August 1, 2019	4,871	—
North Rhett II(2)	5.20	N/A	October 1, 2020	2,652	—
North Rhett III(2)	5.75	N/A	February 1, 2020	2,166	—
North Rhett IV(2)	5.80	N/A	February 1, 2025	11,132	—
Mt Holly Bldg.(2)	5.20	N/A	October 1, 2020	2,652	—
Orangeburg Park Bldg.(2)	5.20	N/A	October 1, 2020	2,697	—
Kings Mountain I(2)	5.27	N/A	October 1, 2020	2,294	—
Kings Mountain II(2)	5.47	N/A	January 1, 2020	6,911	—
Union Cross Bldg. I(2)	5.50	N/A	July 1, 2021	3,278	—
Union Cross Bldg. II(2)	5.53	N/A	June 1, 2021	10,031	—

Notes Payable				119,925	34,975
Less Discount				(3,049)	—

Notes Payable Less Discount				$116,876	$34,975

(1)	Variable interest rate of 6.94% at December 31, 2007, based on three month LIBOR plus 0.67%.
(2)

These notes payable were assumed from the seller of the Carolina Portfolio on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount.

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

The fair value of the loan payable of $45,000,000 approximates the carrying value due to its short-term nature.

The fair value of long-term debt was estimated based on current interest rates available to us for debt instruments with similar terms. The following table summarizes our financial instruments and their calculated fair value at December 31, 2007 and 2006 (in thousands):

	Book Value		Fair Value
Financial Instrument	2007	2006	2007	2006
Notes Payable	$116,876	$34,975	$114,174	$33,652

A 100 basis point increase or decrease in interest rates would increase or decrease the fair market value of our notes payable by $5,900,000 at December 31, 2007. In addition, a 100 basis point increase or decrease in interest rates would either increase annual variable interest expense on the 602 Central Boulevard Property by approximately $109,000 (net of the effect of the interest rate cap) or decrease variable interest expense by approximately $109,000.

In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary.

Subsequent Events

From January 1, 2008 through March 17, 2008, we received gross proceeds of approximately $54,180,393 from the sale of 5,426,172 common shares in our initial public offering.

On January 23, 2008, we acquired a fee interest in land parcels located in the Spartanburg, South Carolina market for $820,000 exclusive of customary closing costs, which was funded using a purchase deposit of $41,000 and net proceeds from our initial public offering. Upon closing, we paid our Investment Advisor an acquisition fee of approximately $8,200.

On January 28, 2008, ALF, the tenant in the Jedburg Commerce Park Building, filed for Chapter 11 bankruptcy protection. ALF occupies the entire Jedburg Commerce Park Building totaling 512,686 square feet under a lease that runs through July 31, 2027. The current annual rent is approximately $2,994,000 with 2% annual increases effective each year on August 1, through the end of the lease term. In connection with the lease, we have received an irrevocable stand-by letter of credit totaling $3,000,000 at December 31, 2007 as security for the lease. As of December 31, 2007, ALF owed us $515,000 in unpaid rent which it subsequently reduced to $131,000. In addition, as of December 31, 2007 and February 29, 2008 we had deferred rent receivables from ALF of $215,000 and $323,000, respectively. Since ALF has filed for Chapter 11 bankruptcy protection, we have received rent payments of $249,500 for each of January and February 2008.

On March 5, 2008, we acquired a fee interest in Lakeside Office Center (“Lakeside”) located at 2850 Lake Vista Drive, Lewisville, Texas, from an unrelated third party. We acquired Lakeside for approximately $17,700,000, exclusive of customary closing costs, which was funded using net proceeds from our initial public offering. Upon closing, we paid our Investment Advisor an acquisition fee of approximately $177,000. This acquisition fee is not included in the $17,700,000 total acquisition cost of Lakeside. Lakeside consists of a 98,750 square foot, three-story office building and surface parking lot completed in August 2006. The building is 96% leased to several tenants, one of which is Teachers Insurance and Annuity Association of America (“TIAA”) who occupies 67,516 square feet under a lease that expires in May 2017.

On March 14, 2008, we acquired a fee interest in a warehouse distribution building, Kings Mountain III, totaling 541,910 rentable square feet located in the Charlotte, North Carolina market for $25,350,000, exclusive of customary closing costs, which was funded using a purchase deposit of $510,000 (as of December 31, 2007) and net proceeds from our initial public offering. Upon closing, we paid our Investment Advisor an acquisition fee of approximately $254,000.

On March 20, 2008, we acquired a fee interest in Thames Valley Five (“TVF”) located at 400 Thames Valley Park Drive, Reading, United Kingdom from an unrelated third party. We acquired TVF for approximately £13,795,000 ($27,664,000), exclusive of customary closing costs, and stamp duty fees, which was funded using net proceeds from our initial public offering. Upon closing, we paid our Investment Advisor an acquisition fee of approximately $277,000. This acquisition fee is not included in the £13,795,000 ($27,664,000) acquisition cost of TVF. TVF consists of a four story office building and surface parking lot completed in 1998. The office building is 100% leased to Regus (United Kingdom) under a lease that expires in November 2013.

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

Disclosure Controls and Procedures

We have formally adopted a policy for disclosure controls and procedures that provides guidance on the evaluation of disclosure controls and procedures and is designed to ensure that all corporate disclosure is complete and accurate in all material respects and that all information required to be disclosed in the periodic reports submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods and in the manner specified in the Securities and Exchange Commission’s rules and forms. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Also, we have an investment in an unconsolidated entity. As we do not control this entity, our disclosure controls and procedures with respect to this entity is necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, as required by the Securities Exchange Act Rule 13a-15(c), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f), including maintenance of (i) records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, and (ii) policies and procedures that provide reasonable assurance that (a) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, (b) our receipts and expenditures are being made only in accordance with authorizations of management and our board of trustees and (c) we will prevent or timely detect unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of the inherent limitations of any system of internal control. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses of judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper overriding of controls. As a result of such limitations, there is risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls Over Financial Reporting

No changes in internal control over financial reporting occurred during the last fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	TRUSTEES, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2008 Annual Meeting of Shareholders, expected to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, prior to April 30, 2008 (the “2008 Proxy Statement”), and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS

The information required by Item 12 will be set forth in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND TRUSTEE INDEPENDENCE

The information required by Item 13 will be set forth under in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding principal accounting fees and services and the audit committee’s pre-approval policies and procedures required by this Item 14 is incorporated herein by reference to the 2008 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	Financial Statements and Schedules

Reference is made to the “Index to Consolidated Financial Statements” on page F-1 of this report and the Consolidated Financial Statements included herein, beginning on page F-2.

b)	Exhibits

The following exhibits are filed as part of this annual report on Form 10K.

Exhibit	Index
1.1	Amended and Restated Managing Dealer Agreement (Previously filed as Exhibit 1.1 to Form 10-K filed April 2, 2007 (File No. 333-127405) and incorporated herein by reference).

3.1	Second Amended and Restated Declaration of Trust of CB Richard Ellis Realty Trust (Previously filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-127405) filed September 13, 2006 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of CB Richard Ellis Realty Trust (Previously filed as Exhibit 3.2 to Pre-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-127405) filed September 13, 2006 and incorporated herein by reference).

4.1	Subscription Agreement (Previously filed as Appendix B to Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed July 16, 2007 and incorporated herein by reference).

10.1	2004 Equity Incentive Plan (Previously filed as Exhibit 10.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-127405) filed October 27, 2005 and incorporated herein by reference).

10.2	2004 Performance Bonus Plan (Previously filed as Exhibit 10.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-127405) filed October 27, 2005 and incorporated herein by reference).

10.3	Amended and Restated Advisory Agreement by and among CB Richard Ellis Realty Trust, CBRE Operating Partnership, L.P. and the Investment Advisor (Previously filed as Exhibit 10.3 to Pre-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-127405) filed October 16, 2006 and incorporated herein by reference).

10.4	Amended and Restated Agreement of Limited Partnership of CBRE Operating Partnership, L.P. by and among CB Richard Ellis Realty Trust and the limited partners named therein (Previously filed as Exhibit 10.4 to Pre-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-127405) filed October 16, 2006 and incorporated herein by reference).

10.5	CB Richard Ellis Realty Trust Dividend Reinvestment Plan (Previously filed as Appendix C to Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed July 16, 2007 and incorporated herein by reference).

10.6	Purchase and Sale Agreement, dated as of August 6, 2004, by and between WS Roscoe, LLC and CBRE Operating Partnership, L.P. (Previously filed as Exhibit 10.6 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.7	Purchase and Sale Agreement, dated as of November 2, 2004, by and between Taunton Industrial Associates LLC and RT Taunton, LLC (Previously filed as Exhibit 10.7 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

Exhibit	Index
10.8	Purchase and Sale Agreement, dated as of May 10, 2005, by and between Deerfield Commons I LLC and RT Deerfield I, LLC (Previously filed as Exhibit 10.8 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.9	License Agreement, dated as of July 19, 2005, by and among CB Richard Ellis Realty Trust, CB Richard Ellis, Inc. and CB Richard Ellis of California, Inc. (Previously filed as Exhibit 10.9 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-127405) filed October 27, 2005 and incorporated herein by reference).

10.10	Purchase and Sale Agreement, dated May 10, 2005, by and between Deerfield Park LLC and RT Deerfield II, LLC (Previously filed as Exhibit 10.10 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.11	Promissory Note, dated as of October 25, 2004, made by CBRE Operating Partnership, L.P. to the order of The Northwestern Mutual Life Insurance Company (Previously filed as Exhibit 10.11 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.12	Deed of Trust and Security Agreement, dated as of October 25, 2004, by and between CBRE Operating Partnership, L.P. and The Northwestern Mutual Life Insurance Company (Previously filed as Exhibit 10.12 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.13	Promissory Note, dated as of February 28, 2005, made by RT Taunton, LLC to the order of The Northwestern Mutual Life Insurance Company (Previously filed as Exhibit 10.13 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.14	Mortgage and Security Agreement, dated as of February 28, 2005, by and between RT Taunton, LLC and The Northwestern Mutual Life Insurance Company (Previously filed as Exhibit 10.14 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.15	Promissory Note, dated as of November 29, 2005, made by CBRE Operating Partnership, L.P. to the order of Allianz Life Insurance Company of North America LLC (Previously filed as Exhibit 10.15 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.16	Deed to Secure Debt and Security Agreement, dated as of November 29, 2005, by RT Deerfield I, LLC to and in favor of Allianz Life Insurance Company of North America LLC (Previously filed as Exhibit 10.16 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.17	Agreement of Purchase and Sale, dated as of December 15, 2005, by and among Millennium Associates, Ltd., Telecom Commerce Associates, Ltd., Telecom Commerce II, Ltd. and RT Texas Industrial, L.P. (Previously filed as Exhibit 10.17 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-127405) filed June 28, 2006 and incorporated herein by reference).

10.18	Form of Amended and Restated Indemnification Agreement (Previously filed as Exhibit 10.18 to Pre-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-127405) filed September 13, 2006 and incorporated herein by reference).

Exhibit	Index
10.19	Agreement between Henderson Global Investors Real Estate (No. 2) L.P. (acting by its general partner Henderson Global Investors Property (No. 2) Limited), as Seller and CBRERT Coventry, Limited (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-127405) filed March 29, 2007 and incorporated herein by reference).

10.20	Purchase and Sale Agreement, dated June 22, 2007, by and among CBRE Operating Partnership, L.P. (including certain of its subsidiaries as named in the agreement) and certain affiliates of Johnson Development Associates, Inc. as named in the agreement (Previously filed as Exhibit 10.1 to Form 8-K (File No. 333-127405) filed June 28, 2007 and incorporated herein by reference).

10.21	Purchase and Sale Agreement, dated June 22, 2007, by and among CBRE Operating Partnership, L.P. and RT Kings Mountain IV, LLC and Kings Mountain North, LLC (an affiliate of Johnson Development Associates, Inc.) (Previously filed as Exhibit 10.2 to Form 8-K (File No. 333-127405) filed June 28, 2007 and incorporated herein by reference).

10.22	Purchase and Sale Agreement, dated July 3, 2007, by and among CBRE Operating Partnership, L.P. (including certain of its subsidiaries as named in the agreement) and an affiliate of Johnson Development Associates, Inc. as named in the agreement ( Previously filed as Exhibit 10.1 to Form 8-K (File No. 333-127405) filed July 9, 2007 and incorporated herein by reference).

10.23	Loan Agreement between CBRERT Coventry Limited and the Royal Bank of Scotland plc. (Previously filed as Exhibit 10.1 to Form 8-K (File No. 333-127405) filed May 3, 2007 and incorporated herein by reference).

10.24	Credit Agreement, dated August 30, 2007, by and among CBRE Operating Partnership, L.P. and CBRERT Carolina TRS, Inc., as borrowers, CB Richard Ellis Realty Trust, Bank of America, N.A. as Administrative Agent, and the other lenders thereto ( Previously filed as Exhibit 10.1 to Form 8-K (File No. 333-127405) filed September 5, 2007 and incorporated herein by reference).

21.1	List of Subsidiaries of CB Richard Ellis Realty Trust, filed herewith.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

CB RICHARD ELLIS REALTY TRUST

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees

CB Richard Ellis Realty Trust

Los Angeles, California

We have audited the accompanying consolidated balance sheets of CB Richard Ellis Realty Trust and its subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CB Richard Ellis Realty Trust and its subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/    DELOITTE & TOUCHE LLP

Los Angeles, California

March 31, 2008

CB RICHARD ELLIS REALTY TRUST

Consolidated Balance Sheets

as of December 31, 2007 and 2006

(In Thousands, Except Share Data)

	December 31,
	2007	2006
ASSETS
Investments in Real Estate:
Land	$48,966	$25,217
Site Improvements	17,901	1,787
Buildings and Improvements	183,268	40,662
Tenant Improvements	9,449	6,369

	259,584	74,035
Less: Accumulated Depreciation and Amortization	(7,233)	(3,385)

Net Investments in Real Estate	252,351	70,650
Investment in Unconsolidated Entity	101	—
Real Estate and Other Assets Held for Sale	61,100	—
Cash and Cash Equivalents	77,554	14,021
Restricted Cash	430	—
Accounts and Other Receivables	1,445	74
Deferred Rent	1,196	297
Acquired Above Market Leases, Net of Accumulated Amortization of $921 and $360, respectively	11,735	653
Acquired In-Place Lease Value, Net of Accumulated Amortization of $8,181 and $4,032, respectively	26,324	11,485
Deferred Financing Costs, Net of Accumulated Amortization of $267 and $110, respectively	1,369	357
Lease Commissions, Net of Accumulated Amortization of $46 and $12, respectively	180	117
Other Assets	1,021	153

Total Assets	$434,806	$97,807

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Notes Payable, less discount of $3,049 and $0, respectively	$116,876	$34,975
Loan Payable	45,000	—
Liabilities Related to Real Estate and Other Assets Held for Sale	753	—
Security Deposits	155	104
Accounts Payable and Accrued Expenses	3,917	1,316
Accrued Offering Costs Payable to Related Parties	5,241	4,810
Distributions Payable	4,013	892
Acquired Below Market Leases, Net of Accumulated Amortization of $1,696 and $858, respectively	11,895	2,571
Investment Management Fee Payable to Related Party	429	166

Total Liabilities	188,279	44,834
MINORITY INTEREST	1,495	1,629
SHAREHOLDERS’ EQUITY
Common Shares of Beneficial Interest, $0.01 par value, 990,000,000 shares authorized; 31,076,709 and 8,056,012 issued and outstanding as of December 31, 2007 and 2006, respectively	311	81
Additional Paid-in-Capital	264,954	60,906
Accumulated Deficit	(20,274)	(9,643)
Accumulated Other Comprehensive Income	41	—

Total Shareholders’ Equity	245,032	51,344

Total Liabilities and Shareholders’ Equity	$434,806	$97,807

See accompanying notes to consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Consolidated Statements of Operations

For the Years Ended December 31, 2007, 2006 and 2005

(In Thousands, Except Share Data)

	Year Ended December 31,
	2007	2006	2005
REVENUES
Rental	$12,598	$6,630	$4,614
Tenant Reimbursements	2,389	1,830	872

	14,987	8,460	5,486

EXPENSES
Operating and Maintenance	1,023	860	367
Property Taxes	1,486	1,103	563
Interest	5,049	1,784	1,195
General and Administrative	1,875	851	359
Property Management Fee to Related Party	129	41	7
Investment Management Fee to Related Party	1,547	739	603
Class C Fee to Related Party	—	145	459
Depreciation and Amortization	8,050	4,618	2,478

	19,159	10,141	6,031

INTEREST AND OTHER INCOME	2,855	255	460

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND EQUITY IN LOSS OF UNCONSOLIDATED ENTITY	(1,317)	(1,426)	(85)
MINORITY INTEREST	17	(1,058)	(7)
EQUITY IN LOSS OF UNCONSOLIDATED ENTITY	(150)	—	—

LOSS FROM CONTINUING OPERATIONS	(1,450)	(2,484)	(92)
DISCONTINUED OPERATIONS
Revenues From Discontinued Operations	1,674	—	—
Expenses From Discontinued Operations	336	—	—
Property Management Fee to Related Party	31	—	—
Minority Interest—Discontinued Operations	13	—	—
Provision for Income Taxes—Discontinued Operations	247	—	—

INCOME FROM DISCONTINUED OPERATIONS	1,047	—	—

NET LOSS	$(403)	$(2,484)	$(92)

Basic and Diluted Loss from Continuing Operations per Share	$(0.08)	$(0.35)	$(0.01)
Basic and Diluted Income from Discontinued Operations per Share	0.06	—	—

Basic and Diluted Net Loss per Share	$(0.02)	$(0.35)	$(0.01)

Weighted Average Common Shares Outstanding—Basic and Diluted	18,545,418	7,010,722	6,967,762
Dividends Declared Per Share	$0.54	$0.50	$0.42

See accompanying notes to consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2007, 2006 and 2005

(In Thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(403)	$(2,484)	$(92)
Adjustments to Reconcile Net Loss to Net Cash Flows Provided by Operating Activities:
Equity in Loss of Unconsolidated Entity	150	—	—
Minority Interest	(4)	1,058	7
Depreciation and Amortization of Building and Improvements	3,855	1,965	1,205
Amortization of Deferred Financing Costs	157	60	46
Amortization of Acquired In-Place Lease Value	4,160	2,641	1,272
Amortization of Above and Below Market Leases	(281)	(183)	(251)
Amortization of Lease Commissions	35	12	—
Amortization of Discount on Notes Payable	118	—	—
Class C Fee to Related Party	—	91	369
Deferred Income Taxes	217	—	—
Changes in Assets and Liabilities:
Accounts and Other Receivables	(1,294)	15	(65)
Deferred Rent	(899)	(189)	(105)
Other Assets	(864)	(128)	185
Accounts Payable and Accrued Expenses	3,137	607	326
Investment Management Fee Payable to Related Party	263	82	23

Net Cash Flows Provided By Operating Activities	8,347	3,547	2,920

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Real Estate Property	(142,877)	(17,839)	(21,940)
Acquisition of Real Estate Held for Sale	(60,574)	—	—
Investment in Unconsolidated Entity	(200)	—	—
Purchase Deposit	(551)	—	(500)
Restricted Cash	(430)	—	—
Lease Commissions	(97)	(100)	—
Improvements to Investments in Real Estate	(294)	(442)	(41)

Net Cash Flows Used in Investing Activities	(205,023)	(18,381)	(22,481)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Common Shares—Public Offering and Dividend Reinvestment	231	23	—
Proceeds from Additional Paid-in-Capital—Public Offering and Dividend Reinvestment	224,693	10,558	—
Redemption of Common Shares	(308)	(259)	—
Payment of Offering Costs	(19,907)	(261)	—
Payment of Distributions	(7,107)	(3,491)	(2,595)
Distribution to Minority Interest	(130)	(42)	(11)
Borrowing on Loan Payable	65,000	—	—
Principal Payment on Loan Payable	(20,000)	—	—
Proceeds from Notes Payable	19,945	—	21,725
Principal Payments on Notes Payable	(1,089)	—	—
Deferred Financing Costs	(1,169)	—	(284)
Security Deposits	51	96	1

Net Cash Flows Provided by Financing Activities	260,210	6,624	18,836

EFFECT OF FOREIGN CURRENCY TRANSLATION	(1)	—	—

Net Increase (Decrease) in Cash and Cash Equivalents	63,533	(8,210)	(725)
Cash and Cash Equivalents, Beginning of Year	14,021	22,231	22,956

Cash and Cash Equivalents, End of Year	$77,554	14,021	22,231

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for Interest	$4,323	$1,724	$1,072
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distributions Declared and Payable	$4,013	$892	$873
Application of Deposit to Purchase Price of Texas Portfolio	—	$500	$—
Accrued Acquisition Costs Related to Real Property	$(77)	$—	$—
Notes Payable Assumed on Acquisition of the Carolina Portfolio, Net of Discount $3,166	$62,944	$—	$—
Exchange of Class C Interests for Class A OP Units and Modification of Class B Interest	$—	$370	$—

See accompanying notes to consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2007, 2006 and 2005

(In Thousands, Except Share Data)

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income		Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2005	6,967,762	$70	$55,576	$(648)	$		$54,998
Class C Fee to Related Party	—	—	369	—		—	369
Distributions	—	—	—	(2,909)		—	(2,909)
Net Loss	—	—	—	(92)		—	(92)

Balance at December 31, 2005	6,967,762	70	55,945	(3,649)		—	52,366
Net Contributions From Public Offering of Common Shares, $0.01 Par Value	1,120,581	11	10,570	—		—	10,581
Costs Associated with Public Offering	—	—	(5,071)	—		—	(5,071)
Redemption of Common Shares	(32,331)	—	(259)	—		—	(259)
Class C Fee to Related Party	—	—	91	—		—	91
Exchange of Class C Interest for Class A OP Units and Modification of Class B Interest	—	—	(370)	—		—	(370)
Distributions	—	—	—	(3,510)		—	(3,510)
Net Loss	—	—	—	(2,484)		—	(2,484)

Balance at December 31, 2006	8,056,012	81	60,906	(9,643)		—	51,344
Net Loss	—	—	—	(403)		—	(403)
Foreign Currency Translation Gain	—	—	—	—		41	41

Total Comprehensive Loss	—	—	—	(403)		41	(362)

Net Contributions From Public Offering of Common Shares, $0.01 Par Value	23,059,068	231	224,693	—		—	224,924
Costs Associated with Public Offering	—	—	(20,338)	—		—	(20,338)
Redemption of Common Shares	(38,371)	(1)	(307)	—		—	(308)
Distributions	—	—	—	(10,228)		—	(10,228)

Balance at December 31, 2007	31,076,709	$311	$264,954	$(20,274)		$41	$245,032

See accompanying notes to consolidated financial statements

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006 and 2005

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

On July 1, 2004, the Company commenced operations and issued 6,844,313 common shares of beneficial interest in connection with the initial capitalization of the Company. For each common share the Company issued, one limited partnership unit in CBRE OP was issued to the Company in exchange for the cash proceeds from the issuance of the common shares. In addition, CBRE REIT Holdings, LLC (“REIT Holdings”) an affiliate of CBRE Advisors LLC (the “Investment Advisor”), purchased 29,937 limited partnership units in CBRE OP as a limited partner. During October 2004, the Company issued an additional 123,449 common shares of beneficial interest to an unrelated third-party investor. On July 2, 2007, in conjunction with the Carolina Portfolio acquisition, the Company formed a taxable REIT subsidiary, CBRE RT Carolina TRS, Inc., (“Carolina TRS”), to hold certain real estate assets designated by management as held for sale which represent non-qualified REIT assets.

The registration statement relating to our initial public offering was declared effective on October 24, 2006. CNL Securities Corp., a related party, is the dealer manager of our offering. The registration statement covers up to $2,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by CBRE Advisors LLC, the Investment Advisor, or another firm we choose for that purpose. During the period October 24, 2006 through December 31, 2007, the Company issued 24,179,649 additional common shares of beneficial interest.

The Company operates in an umbrella partnership REIT structure in which its majority-owned subsidiary, CBRE OP, owns, directly or indirectly, substantially all of the properties acquired on behalf of the Company. The Company, as the sole general partner of CBRE OP, owns approximately 99% of the common partnership units therein. REIT Holdings, an affiliate of the Investment Advisor, holds the remaining interest through 246,361 limited partnership units representing approximately a 0.79% ownership interest in the total limited partnership units. In exchange for services provided to the Company relating to its formation and future services, REIT Holdings also owns a Class B limited partnership interest (“Class B interest”). The Investment Advisor is affiliated with the Company in that the two entities have common officers and trustees, some of whom also own equity interests in the Investment Advisor and the Company. All business activities of the Company are managed by the Investment Advisor.

Unless the context otherwise requires or indicates, references to “CBRE REIT,” “we,” “our,” and “us” refer to the activities of and the assets and liabilities of the business and operations of CB Richard Ellis Realty Trust and its subsidiaries.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the rules applicable to Form 10-K and include all information and footnotes required for financial statement presentation, including disclosures required under Generally Accepted Accounting Principles (“U.S. GAAP”) for complete financial statements.

Principles of Consolidation

Because the Company is the sole general partner of CBRE OP and the owner of Carolina TRS and has majority control over their management and major operating decisions, the accounts of CBRE OP and Carolina TRS are consolidated in the Company’s financial statements. The interests of REIT Holdings are reflected in minority interest in the accompanying consolidated financial statements. All significant inter-company accounts and transactions are eliminated in consolidation. CB Richard Ellis Investors, LLC (“CBRE Investors”), an affiliate of the Investment Advisor, also owns an interest in the Company through its ownership of 243,229 common shares of beneficial interest at December 31, 2007 and December 31, 2006.

Variable Interest Entities

Our determination of the appropriate accounting method with respect to our investment in CBRE Asia Fund which is considered a Variable Interest Entity (“VIE”), is based on Financial Accounting Standards Board, or FASB, Interpretation No. 46 (revised in December 2003), “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51” (“ FIN46R”). We account for this VIE, of which we are not the primary beneficiary, under the equity method of accounting.

We determine if an entity is a VIE under FIN 46R based on several factors, including whether the entity’s total equity investment at risk upon inception is sufficient to finance the entity’s activities without additional subordinated financial support. We make judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, then a quantitative analysis, if necessary. In a quantitative analysis, we incorporate various estimates, including estimated future cash flows, asset hold periods and discount rates, as well as estimates of the probabilities of various scenarios occurring. If the entity is a VIE, we then determine whether we consolidate the entity as the primary beneficiary.

We determine whether an entity is a VIE and, if so, whether it should be consolidated by utilizing judgments and estimates that are inherently subjective. If we made different judgments or utilized different estimates in these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity.

We carry our investment in CBRE Asia Fund on the equity method of accounting because we have the ability to exercise significant influence (but not control) over operating and financial policies of such subsidiary. We eliminate transactions with such equity method subsidiary to the extent of our ownership in such subsidiary. Accordingly, our share of losses of this equity method subsidiary is included in consolidated net loss. Under the equity method, impairment losses are recognized upon evidence of other-than-temporary losses of value.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires us to make estimates and assumptions that affect the reported amounts of assets and

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Common Share and Limited Partnership Unit Splits

The Company’s board of trustees, including the independent trustees, approved a share split in which each of the Company’s outstanding common shares and each limited partnership unit of CBRE OP were converted into 1.1974571 common shares and 1.1974571 limited partnership units of CBRE OP, respectively, effective on October 16, 2006. As a result, the Company has restated all historical shares, limited partnership unit, and per share data to give effect to this share split. The share split ratio was based on an independent third-party valuation of the Company’s existing assets and liabilities of $10.67 per Class A limited partnership unit (before the share split) as compared to a projection of $8.91 per Class A limited partnership unit after the public offering is completed.

Segment Information

Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, established standards for disclosure about operating segments and related disclosure about products and services, geographic areas and major customers. The Company currently operates in two geographic areas, the United States and the United Kingdom. The Company views its operations as two reportable segments, a Domestic segment and an International segment (which are each comprised of aggregated operating segments), which participate in the acquisition, development, ownership, and operation of high quality real estate in their respected regions.

Cash Equivalents

The Company considers short-term investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2007 and 2006 cash equivalents consisted primarily of investments in money market funds.

Restricted Cash

Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenant. At December 31, 2007, our restricted cash balance was $430,000 which represents amounts set aside as impounds for future property tax payments as required by our agreements with the lenders.

Discontinued Operations and Real Estate Held for Sale

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”), the income or loss and net gain on dispositions of operating properties and the income or loss on all properties classified as held for sale are reflected in the consolidated statements of operations as discontinued operations for all periods presented. A property is classified as held for sale when certain criteria, as set forth under SFAS No. 144, are met. At such time, the Company presents the respective assets and liabilities separately on the balance sheet and ceases to record depreciation and amortization expense. Properties held for sale are reported at the lower of their carrying value or their estimated current sales value less costs to sell. As of December 31, 2007 the Company had 18 buildings classified as held for sale (see Notes 5 and 7).

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Accounting for Derivative Financial Investments and Hedging Activities

We account for our derivative and hedging activities, if any, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) as amended, which requires all derivative instruments to be carried at fair value on the balance sheet. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. We periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within shareholders’ equity. Calculation of a fair value of derivative instruments also requires management to use estimates. Amounts will be reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No. 133. The changes in fair value hedges are accounted for by recording the fair value of the derivative instruments on the balance sheet as either assets or liabilities, with the corresponding amount recorded in current period earnings. As of December 31, 2007, we have one interest rate cap agreement in place, accounted for as a fair value hedge, included in other assets on the balance sheet with an estimated fair value of $121,000. Included in earnings for the year ended December 31, 2007 is $22,000 related to the increase in fair value of the interest rate cap.

Investments in Real Estate

The Company’s investment in real estate is stated at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Buildings and improvements	39 years
Site improvements	15 years
Tenant improvements	Shorter of the useful lives or the terms of the related leases

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred. As of December 31, 2007 and 2006, the Company owned 30 and 7 real estate investments, respectively.

On September 15, 2004, the Company purchased the REMEC Corporate Campus (“REMEC”), located in San Diego, California, for approximately $26,667,000, with cash of $26,566,000, and an additional $101,000 paid in January of 2005. On November 3, 2004, the Company purchased 300 Constitution Drive (“300 Constitution”), located in Taunton, Massachusetts, for approximately $19,805,000.

On June 21, 2005, the Company acquired Deerfield Commons I, a multi-tenant commercial office building, for approximately $19,572,000. In addition the Company also purchased Deerfield Commons II, an entitled land parcel, for approximately $2,262,000. The properties are located in Alpharetta, Georgia.

On January 9, 2006, the Company acquired the Texas Portfolio with cash of approximately $17,838,000 and the application of a $500,000 purchase deposit totaling approximately $18,338,000. The Texas Portfolio is comprised of the three multi-tenant industrial/warehouse buildings (660 Dorothy, 505 Century and 631 International) located in Allen and Richardson, Texas.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

On April 27, 2007, the Company acquired 602 Central Blvd., a single-tenant office building in Coventry, England, United Kingdom. The purchase price was approximately £11,983,000 ($23,847,000), including transaction costs and acquisition fees.

On August 29, 2007, the Company acquired Bolingbrook Point III, a multi-tenant warehouse building located in Bolingbrook, Illinois. The purchase price was approximately $18,168,000, including transaction costs and acquisition fees.

On August 30, 2007, the Company acquired a portfolio of 30 distribution and manufacturing industrial buildings located in North and South Carolina. The purchase price of this portfolio was $217,239,000, including transaction costs and acquisition fees. Management has taken the necessary actions to deem 15 of the 30 buildings as real estate held for sale and the activities thereof are included in discontinued operations.

On September 24, 2007 and November 1, 2007, the Company acquired 3 distribution and manufacturing buildings located in South Carolina. The purchase price of this portfolio was $10,258,000, including transaction costs and acquisition fees. Management has taken the necessary actions to deem these 3 buildings as real estate held for sale and the activities thereof are included in discontinued operations.

Other Assets

Other assets consist primarily of purchase deposits paid in connection with future acquisitions that have not yet been applied to investments in real estate, prepaid insurance, and prepaid property taxes. Other assets will be amortized to expense or reclassified to other asset accounts upon being put into service in future periods.

In addition, other assets include an interest rate cap based on its December 31, 2007 fair value. The interest rate cap is valued quarterly and the net change is recognized in earnings. The interest rate cap has a term of 33 months from August 27, 2007 to May 27, 2010 and has a notional amount of £5,500,000 ($10,928,000) and caps the three month London Inter-Bank Offering Rate (“LIBOR”) at 6.25% during such period. Included in other assets is the fair value of the interest rate cap of $121,000, which includes $22,000 in earnings for the increase in fair value of the interest rate cap during the year ended December 31, 2007.

Other assets include the following as of December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006
Purchase deposit	$551	$—
Prepaid insurance	315	144
Interest rate cap at fair value	121	—
Other	34	9

Total	$1,021	$153

Concentration of Credit Risk

The Company’s properties are located throughout the United States and in the United Kingdom. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, and social factors affecting the communities in which the tenants operate. The Company’s credit risk relates primarily to

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

cash, restricted cash, and interest rate cap agreements. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses to date on its invested cash and restricted cash. The interest rate cap agreements create credit risk. Credit risk arises from the potential failure of counterparties to perform in accordance with the terms of their contracts. The Company’s risk management policies define parameters of acceptable market risk and limit exposure to credit risk. Credit exposure resulting from derivative financial instruments is represented by their fair value amounts, increased by an estimate of potential adverse position exposure arising from changes over time in interest rates, maturities, and other relevant factors. The Company does not anticipate nonperformance by any of its counterparties.

Minority Interest in the Operating Partnership

The interest in the operating Partnership not owned by us, which is reflected as minority interest as of December 31, 2007 and 2006 represents 0.79% and 2.97%, respectively, of the Operating Partnership. The change in minority interest is primarily due to our increased share offering activity during 2007. Of the 246,341 operating partnership units held as minority interest as of December 31, 2007, 246,341 operating partnership units were exchangeable on a one for one basis for common shares of CBRE REIT, with an estimated aggregate fair value of $2,463,000, based on the gross selling price per share of CBRE REIT’s common shares in our initial public offering as of December 31, 2007.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

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

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable period ended December 31, 2004. To qualify as a REIT, the Company must distribute annually at least 90% of its adjusted taxable income, as defined in the Code, to its shareholders and satisfy certain other organizational and operating requirements. The Company generally will not be subject to U.S. federal income taxes if it distributes 100% of its taxable income for each year to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income taxes (including any applicable alternative minimum tax) on its taxable income at regular corporate rates and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and to U.S. federal income taxes and excise taxes on its undistributed taxable income. The Company believes that it has met all of the REIT distribution and technical requirements for the years ended December 31, 2007, 2006, and 2005 was not subject to any U.S. federal income taxes. Management intends to continue to adhere to these requirements and maintain the Company’s REIT status.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Revenue Recognition

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, the Company has received irrevocable stand-by letters of credit totaling $8,353,000 and $3,785,000 as security for such leases at December 31, 2007 and 2006, respectively.

Reimbursements from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes, insurance and other recoverable costs, are recognized as revenue in the period the expenses are incurred. Tenant reimbursements are recognized and presented in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“Issue 99-19”). Issue 99-19 requires that these reimbursements be recorded on a gross basis, when the Company is the primary obligor with respect to incurring expenses and with respect to having the credit risk.

Allowances for uncollectible tenant and deferred rent receivables—Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. Management of the Company did not consider it necessary to have an allowance for uncollectible rent receivables as of December 31, 2007 and 2006.

Offering Costs

Offering costs incurred through December 31, 2007 totaling $25,409,000, including $20,338,000 and $5,071,000 during the years ended December 31, 2007 and 2006 respectively, are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Of the total amount, $20,674,000 was incurred to CNL Securities Corp., as dealer manager; $3,969,000 was incurred to CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor; $63,000 was incurred to the Investment Advisor for reimbursable marketing costs and $703,000 was incurred to other service providers. Each party will be paid the amount incurred from proceeds of the public offering. As of December 31, 2007 and 2006, the accrued offering costs payable to related parties included in our consolidated balance sheets were $5,241,000 and $4,810,000, respectively.

Deferred Financing Costs

Direct costs incurred in connection with obtaining financing are amortized over the respective term of the loan on a straight-line basis, which approximates the effective interest method.

Translation of Non-U.S. Currency Amounts

The financial statements and transactions of our United Kingdom real estate operation is reported in its functional currency, namely GBP-pound sterling and is then translated into U.S. dollars. Assets and liabilities of this operation are denominated in the functional currency and are then translated at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the reporting period. Translation adjustments are reported in “Accumulated Other Comprehensive Income” a component of Shareholders’ Equity.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

The carrying value of our United Kingdom assets and liabilities fluctuate due to changes in the exchange rate between the U.S. dollar and the GBP-pound sterling. The exchange rate of the U.S. dollar to the GBP-pound sterling was $1.9869 at December 31, 2007.

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

The Class B interest is an equity instrument issued to non-employees in exchange for services. Prior to the modification of the Class B interest on October 24, 2006, the Company determined the fair value of the Class B interest, recorded an allocation of earnings (loss) to minority interest holder, and adjusted the minority interest balance to reflect the current period change in fair value, if any.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

units in CBRE OP with an aggregate value of approximately $1,928,000 on the date of exchange. The number of limited partnership units received in exchange for the Class C limited partnership interest was based on an independent third party valuation approved by the board of trustees, including the independent trustees.

Net Loss Per Share

Basic net income (loss) per share from continuing operations and discontinued operations is computed by dividing income (loss) from continuing operations and discontinued operations by the weighted average number of common shares outstanding during each period. The computation of diluted net income (loss) from continuing operations and discontinued operations per share further assumes the dilutive effect of stock options, stock warrants and contingently issuable shares, if any. In accordance with SFAS No. 128, “Earnings Per Share,” as the Company has recorded net losses from continuing operations and net income from discontinued operations for the years ended December 31, 2007, 2006 and 2005, the effect, of stock options, stock warrants and contingently issuable shares, if any, would be anti–dilutive, and accordingly are excluded from the earnings per share computation. In addition, no stock options, stock warrants or contingently issuable shares have ever been issued. As a result, there is no difference in basic and diluted shares.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS No. 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. We anticipate that this pronouncement will only have an impact on our financial statements in so far as we will not be able to capitalize indirect deal costs to our acquisitions.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. Management does not expect the adoption of the provisions of SFAS No. 160 will have a material impact the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of SFAS No. 157 are applied. Management is currently evaluating the impact, if any, SFAS No. 159 will have on the Company’s consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect that the adoption of SFAS No. 157 will have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in measuring income taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 only allows a favorable tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. FIN 48 also provides guidance on the accounting and recording of interest and penalties on uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have any impact on the Company’s consolidated financial statements.

3. Acquisitions of Real Estate

The Texas Portfolio, consisting of three properties (660 N. Dorothy, 505 Century and 631 International), was acquired for approximately $18,338,000 on January 9, 2006, 602 Central Blvd. was acquired for $23,847,000 on April 27, 2007, Bolingbrook Point III was acquired on August 29, 2007 for $18,168,000, the Carolina Portfolio (continuing operations) was acquired for $166,923,000 on August 30, 2007. These property acquisitions are accounted for in accordance with SFAS No. 141, “Business Combinations.” The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, site improvements, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above and below-market leases and the value of in-place leases and tenant relationships, if any, based in each case on their respective fair values. Loan premiums, in the case of above-market rate loans, or loan discounts, in the case of below-market loans, will be recorded based on the fair value of any loans assumed in connection with acquiring the real estate. The purchase price allocation to the assets and liabilities acquired at Bolingbrook Point III and the Carolina Portfolio are preliminary and are subject to revision based on the finalization of appraisals of the assets and liabilities acquired.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for the above noted acquisitions during the years ended December 31, 2007 and 2006 designated as real estate held for investment as of December 31, 2007 (in thousands):

Property	Land	Site Improve- ments	Building Improve- ments	Tenant Improve- ments	Acquired in-Place Lease Value	Above Market Lease Value	Below Market Lease Value	Discount on Notes	Purchase Price	Notes Payable Assumed	Net Assets Acquired
660 North Dorothy	$1,576	$417	$3,402	$199	$1,230	$31	$(19)	$—	$6,836	$—	$6,836
505 Century	950	304	3,684	119	996	50	(8)	—	6,095	—	6,095
631 International	923	238	2,912	285	1,098	8	(57)	—	5,407	—	5,407
602 Central Blvd.	3,630	327	17,828	—	2,486	—	(424)	—	23,847	—	23,847
Bolingbrook Point III	2,422	522	13,433	164	1,078	549	—	—	18,168	—	18,168
Fairforest Bldg 5	1,788	2,462	12,017	101	1,245	—	(776)	131	16,968	(11,308)	5,660
Fairforest Bldg. 6	596	506	3,754	459	570	788	—	211	6,884	(3,832)	3,052
Fairforest Bldg. 7	660	463	4,503	—	—	—	—	—	5,626	—	5,626
HJ Park Bldg. 1	575	469	2,472	12	337	292	—	59	4,216	(1,485)	2,731
North Rhett I	1,289	366	9,627	428	1,224	—	(2,851)	219	10,302	(4,968)	5,334
North Rhett II	539	143	5,670	26	391	109	—	195	7,073	(2,700)	4,373
North Rhett III	562	209	3,366	18	396	103	—	89	4,743	(2,207)	2,536
North Rhett IV	2,432	1,716	12,445	91	1,885	—	(2,064)	555	17,060	(11,258)	5,802
Jedburg Commerce Park	4,118	3,093	20,832	152	4,882	8,887	—	—	41,964	—	41,964
Mount Holly Bldg.	1,012	1,050	3,699	18	378	—	(144)	195	6,208	(2,700)	3,508
Orangeburg Park Bldg.	544	641	3,636	93	367	—	(5)	198	5,474	(2,746)	2,728
Kings Mt. I	303	362	3,097	166	506	699	—	160	5,293	(2,335)	2,958
Kings Mt. II	773	1,351	10,199	957	1,453	—	(3,808)	386	11,311	(7,044)	4,267
Union Cross Bldg. I	852	759	3,905	27	632	216	—	194	6,585	(3,332)	3,253
Union Cross Bldg. II	1,658	1,576	12,271	66	1,162	—	(91)	574	17,216	(10,195)	7,021

	$27,202	$16,974	$152,752	$3,381	$22,316	$11,732	$(10,247)	$3,166	$227,276	$(66,110)	$161,166

Building improvements are depreciated over 39 years; Site Improvements are depreciated over 15 years; Tenant Improvements, Value of In-Place Leases, Above-Market Lease Values and Below-Market Lease Values are amortized over the remaining lease terms at the time of acquisition.

The following table summarizes the estimated fair values of the Carolina Portfolio properties acquired and designated as real estate held for sale at December 31, 2007 (in thousands):

Fairforest Bldgs. 1-4	$20,947
Highway 290 Commerce Pk – Bldgs 1, 2, 5, 6 and 7	21,202
Orchard Business Park 1 and 2	2,268
Greenville/Spartanburg Ind.	3,581
Community Cash Complex 1-5	8,648
Cherokee Corporate Park	3,928

Total	$60,574

At such time, the Company presents the respective assets separately on the balance sheet, presents the revenue and expenses separately on the statement of operations and it ceases to record depreciation and amortization expense.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Unaudited pro forma results, assuming the above noted acquisitions had occurred as of January 1, 2006 for purposes of the 2007 and 2006 pro forma disclosures, are presented below. These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as increased depreciation and amortization expenses as a result of tangible and intangible assets acquired in the acquisitions as well as higher interest expense as a result of the debt incurred to finance the acquisitions. These unaudited pro forma results do not purport to be indicative or what operating results would have been had the acquisitions occurred on January 1, 2006 and may not be indicative of future operating results (dollars in thousands, except share data):

	Year Ended December 31,
	2007	2006
Revenue	$23,861	$17,815
Operating Loss	(3,212)	(4,397)
Net Loss from Continuing Operations	(506)	(5,173)
Basic and Diluted Loss from Continuing Operations Per Share	$(0.03)	$(0.43)
Weighted Average Shares Outstanding for Basic and Diluted Loss from Continuing Operations Per Share	18,545,418	12,054,523

4. Investments in Unconsolidated Entity

We have agreed to a capital commitment of $20,000,000 in CBRE Asia Fund, which extends for 24 months after the close of the final capital commitment. On October 16, 2007, we contributed $200,000 of our capital commitment which was funded using net proceeds from our initial public offering. CBRE Investors, our sponsor, formed CBRE Asia Fund, to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in Asia, including China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. The initial closing date of the CBRE Asia Fund was in July 2007, with additional commitments being accepted through January 2008. CBRE Asia Fund closed on January 31, 2008, with aggregate capital commitments of $394,200,000. CBRE Asia Fund has an eight year term, which may be extended for up to two one-year periods with the approval of two-thirds of the limited partners.

As of December 31, 2007, CBRE Asia Fund had aggregate investor commitments of approximately $344,000,000 from institutional investors including CBRE Investors. As of December 31, 2007, we owned an ownership interest of approximately 5.81% in CBRE Asia Fund. Our capital comment is currently being pledged as collateral borrowings of CBRE Asia Fund of which of our pro-rata portion of such borrowing was $2,610,000, based on our 5.81% ownership interest at December 31, 2007. Currency translation gains recognized during the year are recognized as Other Comprehensive Income in the amount of $51,000.

We carry our investment in CBRE Asia Fund on the equity method of accounting. Those investments where we have the ability to exercise significant influence (but not control) over operating and financial policies of such subsidiaries (including certain subsidiaries where we have less than 20% ownership) are accounted for using the equity method. We eliminate transactions with such equity method subsidiaries to the extent of our ownership in such subsidiaries. Accordingly, our share of the earnings or losses of these equity method subsidiaries is included in consolidated net loss. Under the equity method, impairment losses are recognized upon evidence of other-than-temporary losses of value.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Consolidated Balance Sheet of the Unconsolidated Entity as of December 31, 2007 (unaudited) (in thousands):

Assets
Real Estate Net	$98,995
Other Assets	7,510

Total Assets	$106,505

Liabilities and Equity
Loan Payable	$44,969
Notes Payable	87,389
Total Liabilities	104,420
Company’s Equity	101
Other Investors Equity	1,984

Total Liabilities and Equity	$106,505

Consolidated Statements of Operations of the Unconsolidated Entity for the year ended December 31, 2007 (unaudited) (in thousands):

Total Revenues	$208
Total Expenses	2,393

Net Loss	$(2,185)

Company’s Equity in Net Loss	$(150)

5. Real Estate and Other Assets Held for Sale and Related Liabilities

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

Real estate and other assets held for sale and related liabilities as of December 31, 2007 (in thousands):

Assets
Real estate held for sale	$58,449
In-place lease value	2,125
Current assets	526

Total real estate and other assets held for sale	61,100

Liabilities
Accounts payable and accrued expenses	753

Total liabilities related to real estate and other assets held for sale	753

Net real estate and other assets held for sale	$60,347

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

6. Acquisitions Related Intangible Assets

The Company’s acquisition related intangible assets are included in the consolidated balance sheets as acquired in-place lease value, acquired above market lease value and acquired below market lease value.

The following is a schedule of future amortization of acquisition related intangible assets as of December 31, 2007 (in thousands):

	Acquired In-Place Lease Value	Below Market Lease Value	Above Market Lease Value
2008	$5,448	$1,552	$967
2009	4,827	1,547	964
2010	2,969	1,390	866
2011	2,224	1,343	780
2012	2,065	1,332	779
Thereafter	8,791	4,731	7,379

	$26,324	$11,895	$11,735

The amortization of the above and below-market lease values included in rental revenue were $(561,000) and $838,000, respectively, for the year ended December 31, 2007, $(229,000) and $412,000, respectively, for the year ended December 31, 2006 and $(131,000) and $382,000, respectively, for the year ended December 31, 2005. The amortization of in-place lease value included in amortization expense was $4,160,000, $2,641,000 and $1,272,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

7. Discontinued Operations

In accordance with SFAS No. 144, the income and the net gain on dispositions of operating properties are reflected in the consolidated statements of operations as discontinued operations for all periods presented.

Revenues and expenses from discontinued operations for the year ended December 31, 2007 represent the activities of the held for sale portfolio of light industrial and warehouse distribution buildings acquired during the year ended December 31, 2007 for $60,574,000. The properties are currently being marketed for sale. There were no discontinued operations in 2006 and 2005.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

The following table summarizes the components that comprise income from discontinued operations for the year ended December 31, 2007 (in thousands):

Revenues
Rental	$1,430
Tenant Reimbursements	244

Total Revenues	1,674

Expenses
Operating and Maintenance	35
Property Taxes	291
General and Administrative	11
Property Management Fee to Related Party	31

Total Expenses	368

Minority Interest in Discontinued Operations	(12)
Provision for Income Taxes in Discontinued Operations	(247)

Total Income from Discontinued Operations	$1,047

8. Debt

Notes Payable secured by real property are summarized as follows (in thousands):

	Interest Rate as of December 31,			December 31,
Property	2007	2006	Maturity Date	2007	2006
REMEC	4.79%	4.79%	November 1, 2011	$13,250	$13,250
300 Constitution	4.84	4.84	April 1, 2012	12,000	12,000
Deerfield Commons I	5.23	5.23	December 1, 2015	9,725	9,725
602 Central Blvd.(1)	6.94	N/A	April 27, 2014	10,928	—
Bolingbrook Point III	5.26	N/A	January 1, 2015	9,000	—
Fairforest Bldg. 5(2)	6.33	N/A	February 1, 2024	11,177	—
Fairforest Bldg. 6(2)	5.42	N/A	June 1, 2019	3,754	—
HJ Park—Bldg. 1(2)	4.98	N/A	March 1, 2013	1,407	—
North Rhett I(2)	5.65	N/A	August 1, 2019	4,871	—
North Rhett II(2)	5.20	N/A	October 1, 2020	2,652	—
North Rhett III(2)	5.75	N/A	February 1, 2020	2,166	—
North Rhett IV(2)	5.80	N/A	February 1, 2025	11,132	—
Mt Holly Bldg.(2)	5.20	N/A	October 1, 2020	2,652	—
Orangeburg Park Bldg.(2)	5.20	N/A	October 1, 2020	2,697	—
Kings Mountain I(2)	5.27	N/A	October 1, 2020	2,294	—
Kings Mountain II(2)	5.47	N/A	January 1, 2020	6,911	—
Union Cross Bldg. I(2)	5.50	N/A	July 1, 2021	3,278	—
Union Cross Bldg. II(2)	5.53	N/A	June 1, 2021	10,031	—

Notes Payable				119,925	34,975
Less Discount				(3,049)	—

Notes Payable Less Discount				$116,876	$34,975

(1)	Variable interest rate of 6.94% at December 31, 2007, based on three month LIBOR plus 0.67%.
(2)

These notes payable were assumed from the seller of the Carolina Portfolio on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

On December 27, 2007, the Company entered into a $9,000,000 financing agreement secured by the Bolingbrook Point III property with the Northwestern Mutual Life Insurance Company. The loan is for a term of seven years and bears a fixed interest rate of 5.26% per annum with principal due at maturity.

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, the Company assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. Assumption fees and other loan closing costs totaling $765,500 were capitalized as incurred. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. Principal payments totaling $1,089,000 were made during the year ended December 31, 2007. The Company indemnifies the loans against environmental costs and expenses and guarantees the loans under certain conditions.

In addition, the Company entered into a credit agreement with Bank of America, N.A. to provide us a $65,000,000 term loan and a $10,000,000 revolving line of credit (collectively, the “Credit Facility”). The one year term loan was fully drawn upon at the closing of the Carolina Portfolio on August 30, 2007. None of the revolving line of credit has been drawn. The Credit Facility matures in August, 2008 and interest is payable monthly at a floating rate of LIBOR plus 1.25%, or 6.095% per annum as of December 31, 2007. Upfront fees and other loan closing cost totaling approximately $229,000 were capitalized as incurred. A fee of 0.2% per annum is accrued on unfunded balances under the revolving line of credit. The loan contains various financial covenants and restrictions including a fixed charge coverage ration of at least 1.6, as defined in the credit agreement. On November 29, 2007, we repaid a portion of the loan balance in the amount of $20,000,000 using net proceeds from the Company’s initial public offering. As of December 31, 2007, the term loan balance was $45,000,000 and the Company was in compliance with all such covenants and restrictions. The Credit Facility is unsecured, but the Company is required to repay a proportion of the Credit Facility, as defined in the credit agreement, if any of the unencumbered properties in the Carolina Portfolio, including all of the properties held for sale, are financed or sold.

On April 27, 2007, the Company, in connection with the acquisition of 602 Central Blvd, entered into a £5,500,000 ($10,928,000 at December 31, 2007) financing arrangement with the Royal Bank of Scotland secured by the property. The loan is for a term of seven years and bears interest at a variable rate of interest, adjusted quarterly, based on three month LIBOR plus 0.67%, or 6.94% per annum as of December 31, 2007. Interest payments only are due quarterly for the term of the loan with principal due at maturity. The loan agreement requires the Company to maintain a rate cap agreement pursuant to which the Company will be protected against an increase in the three month LIBOR over 6.25% through May 27, 2010.

The minimum principal payments due for the notes payable and loan payable are as follows as of December 31, 2007 (in thousands):

2008	$48,389
2009	3,583
2010	3,787
2011	17,391
2012	16,378
Thereafter	75,397

$164,925

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Our organizational documents contain a limitation on the amount of indebtedness that we may incur, so that unless our shares are listed on a national securities exchange, our aggregate borrowing may not exceed 300% of our net assets unless any excess borrowing is approved by a majority of our independent trustees and is disclosed to shareholders in our next quarterly report.

9. Minimum Future Rents Receivable

The following is a schedule of minimum future rentals to be received on non-cancelable operating leases as of December 31, 2007 (in thousands):

2008	$20,386
2009	19,732
2010	16,653
2011	15,614
2012	15,203
Thereafter	95,547

$183,135

10. Concentrations

Tenant Revenue Concentrations

For the year ended December 31, 2007, the tenant in REMEC accounted for approximately $2,586,000, or 17%, of total revenues and the tenant in 300 Constitution accounted for approximately $1,954,000, or 13%, of total revenues.

For the year ended December 31, 2006, the tenant in REMEC accounted for approximately $2,573,000, or 30%, of total revenues, the tenant in 300 Constitution accounted for approximately $1,967,000 or 23%, of total revenues and a tenant in Deerfield Commons I accounted for approximately $1,124,000, or 13%, of total revenues.

For the year ended December 31, 2005, the tenant in REMEC accounted for approximately $2,477,000, or 45%, of total revenues and the tenant in 300 Constitution accounted for approximately $1,923,000, or 35%, of total revenues.

The tenant in 300 Constitution has the right of first offer if the Company decides to sell the property. The leases under which the tenants occupy the properties expire in April 2017 for the tenant in REMEC, March 2013 for the tenant in 300 Constitution and May 2010 for the tenant in Deerfield Commons I.

Geographic Concentrations

As of December 31, 2007, the Company owned 43 properties: one in each of Georgia, Illinois and Massachusetts; three in Texas; four in each of California and North Carolina; and 29 in South Carolina. The Company also owned one property in Coventry, United Kingdom (“UK”).

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Our geographic revenue concentrations from continuing operations for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Year Ended December 31,
	2007	2006	2005
Domestic
California	17.26%	30.44%	45.15%
Georgia	16.51	26.50	19.79
Massachusetts	13.04	23.25	35.06
Texas	11.18	19.81	—
Illinois	2.97	—	—
North Carolina	7.95	—	—
South Carolina	23.34	—	—

Total Domestic	92.25	100.00	100.00
International
UK	7.75	—	—

Total	100.00%	100.00%	100.00%

Our geographic long-lived asset concentrations from continuing operations as of December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
Domestic
California	8.44%	30.45%
Massachusetts	7.02	25.51
Georgia	6.11	23.58
Texas	5.50	20.46
Illinois	6.18	—
North Carolina	14.56	—
South Carolina	44.16	—

Total Domestic	91.97	100.00
International
UK	8.03	—

Total	100.00%	100.00%

100% of the geographic revenue concentrations from discontinued operations and geographic asset concentrations from discontinued operations are attributable to buildings located in South Carolina as of and for the year ended December 31, 2007.

11. Segment Disclosure

The Company’s reportable segments consist of two types of commercial real estate properties for which the Company’s management internally evaluates operating performance and financial results: the Domestic Properties and International Property. Management internally evaluates the operating performance and financial results of our segments based on net operating income. The Company also has certain general and administrative level activities including legal, accounting, tax preparation and shareholder servicing costs that are not considered separate operating segments. The Company’s reportable segments are on the same basis of accounting as described for the overall Company in footnote 2.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

The Company evaluates the performance of its segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, management fees and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and the Company level general and administrative expenses. The following table compares the net operating income for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005
Domestic Properties
Revenues:
Rental	$11,449	$6,630	$4,614
Tenant Reimbursements	2,377	1,830	872

	13,826	8,460	5,486

Property and Related Expenses:
Operating and Maintenance	1,011	860	367
General and Administrative	84	88	26
Property Management Fee to Related Party	122	41	7
Property Taxes	1,486	1,103	563

	2,703	2,092	963

Net Operating Income	11,123	6,368	4,523

International Property
Revenues:
Rental	1,149	—	—
Tenant Reimbursements	12	—	—

	1,161	—	—

Property and Related Expenses:
Operating and Maintenance	19	—	—
General and Administrative	23	—	—
Property Management Fee to Related Party	7	—	—

	49	—	—

Net Operating Income	1,112	—	—

Total Reportable Segments
Revenues:
Rental	12,598	6,630	4,614
Tenant Reimbursements	2,389	1,830	872

	14,987	8,460	5,486

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

	Year Ended December 31,
	2007	2006	2005
Property and Related Expenses:
Operating and Maintenance	1,030	860	367
General and Administrative	107	88	26
Property Management Fee to Related Party	129	41	7
Property Taxes	1,486	1,103	563

	2,752	2,092	963
Net Operating Income(1)	12,235	6,368	4,523

Reconciliation of Non-GAAP Measure to Consolidated Net Loss
Total Segment Net Operating Income	12,235	6,368	4,523
Interest and Other Income	2,855	255	460

	15,090	6,623	4,983

Interest Expense	5,049	1,784	1,195
General and Administrative	1,761	763	333
Investment Management Fee to Related Party	1,547	739	603
Class C Fee to Related Party	—	145	459
Depreciation and Amortization	8,050	4,618	2,478

Loss From Continuing Operations Before Income Taxes, Minority Interest and Equity in Loss of Unconsolidated Entity	(1,317)	(1,426)	(85)
Minority Interest	17	(1,058)	(7)
Equity in Loss of Unconsolidated Entity	(150)	—	—

Loss from Continuing Operations	(1,450)	(2,484)	(92)
Income from Discontinued Operation	1,047	—	—

Net Loss	$(403)	$(2,484)	$(92)

(1)

Total Reportable Segments net operating income is a Non-GAAP financial measure which may be useful as a supplemental measure for evaluating the relationship of each reporting segment to the combined total. This measure should not be looked as an alternative measure of operating performance to our US GAAP presentations provided.

	December 31,
Condensed Balance Sheets	2007	2006
Domestic Assets-Continuing Operations	$272,637	$83,725
Assets Related to Discontinued Operations	61,100	—
International Assets	24,236	—
Non-Segment Assets	76,833	14,082

Total Assets	$434,806	$97,807

	Year Ended December 31,
Capital Expenditures	2007	2006
Domestic Continuing Operations—Capital Expenditures	$182,268	$18,381
Domestic Discontinued Operations—Capital Expenditures	60,574	—
International Capital Expenditures	23,847	—

Total Capital Expenditures	$266,689	$18,381

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

12. Investment Management and Other Fees to Related Parties

Pursuant to the agreement between the Company, CBRE OP and the Investment Advisor (the “Advisory Agreement”), the Investment Advisor and its affiliates perform services relating to the Company’s ongoing initial public offering and the management of its assets. Items of compensation and equity participation are as follows:

Investment Management Fee to Related Party

Prior to October 24, 2006, the Investment Advisor received an annual fee equal to 0.75% of the book value of the total assets, as defined in the Advisory Agreement, based on the assets of CBRE OP. The investment management fee was calculated monthly based on the average of total assets, as defined, during such period. On October 24, 2006, the board of trustees, including our independent trustees, approved and the Company entered into the Amended and Restated Agreement of Limited Partnership of CBRE OP (the “Amended Partnership Agreement”) and the Amended and Restated Advisory Agreement (the “Amended Advisory Agreement” and, together with the Amended Partnership Agreement, the “Amended Agreements”). The Amended Advisory Agreement provides an investment management fee of (i) a monthly fee equal to one twelfth of 0.6% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments within the Company’s portfolio and (ii) a monthly fee equal to 7.0% of the aggregate monthly net operating income derived from all real estate investments within the Company’s portfolio. All or any portion of the investment management fee not taken as to any fiscal year may be deferred or waived without interest at the option of the Investment Advisor. The Investment Advisor waived investment management fees of $432,000 for the year ended December 31, 2007. There were no investment management fees waived in 2006 and 2005.

The Investment Advisor earned investment management fees of $1,547,000, $739,000 and $603,000 for the years ended December 31, 2007, 2006 and 2005, respectively. In connection with services provided to the Investment Advisor, CNL Fund Management Company, the Sub-Advisor and affiliate of the Dealer Manager pursuant to a sub-advisory agreement dated August 21, 2006, was paid by the Investment Advisor $214,000 and $25,000 for the years ended December 31, 2007and 2006, respectively. There were no fees paid to the Sub-Advisor in 2005.

Acquisition Fee to Related Party

The Investment Advisor may earn an acquisition fee of up to 1.0% of (i) the purchase price of real estate investments acquired by the Company, including any debt attributable to such investments, or (ii) when the Company makes an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. The Investment Advisor earned acquisition fees of $2,620,000 for the year ended December 31. 2007. In connection with services provided to the Investment Advisor, the Sub Advisor, pursuant to a sub advisory agreement, was paid by the Investment Advisor $490,000 for the year ended December 31, 2007. These fees have been capitalized to investments in real estate and related intangibles. There were no acquisition fees paid in 2006 and 2005.

CB Richard Ellis, UK was paid a service fee in conjunction with the April 27, 2007 acquisition of 602 Central Blvd. totaling £9,000 ($18,000) for the year ended December 31, 2007. This fee has been capitalized to investments in real estate and related intangibles. There were no service fees paid in 2006 and 2005.

Affiliate Equity Investment

During 2004, CBRE Investors purchased 269,428 common shares of beneficial interest in the Company for $8.10 per share in a private placement. During the years ended December 31, 2007, 2006 and 2005, CBRE Investors sold none, 18,077 and 8,124 shares, respectively, to employees and related parties.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

James Orphanides, one of the Company’s trustees, purchased 54,348 common shares during the year ended December 31, 2007.

During 2004, REIT Holdings purchased 29,937 common partnership units in CBRE OP at $8.10 per unit in a private placement. In exchange for the services provided to the Company, REIT Holdings was granted a Class B limited partnership interest and a Class C limited partnership interest in CBRE OP. For the year ended December 31, 2006, REIT Holdings earned approximately $961,000 ($816,000 of which is included as minority interest and $145,000 as Class C fee to related party), relating to its Class C limited partnership interest in CBRE OP. Included in minority interest is $260,000 for the changes in fair value of the Class B interest during the year ended December 311, 2006. On October 24, 2006, the Class B limited partnership was modified and the Class C limited partnership interest was exchanged for Class A OP units (see Note 2).

Management Services to Related Party

Affiliates of the Investment Advisor may also provide leasing, brokerage, property management, or mortgage banking services for the Company. CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor, received property management fees of approximately $160,000, $41,000 and $7,000 for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007 and 2006, the property management fee payable included in accounts payable and accrued expenses in our consolidated balance sheets were $50,000 and $3,000, respectively. CBRE Melody, an affiliate of the Investment Advisor, received mortgage banking fees of approximately $36,000, $0 and $163,000 for the years ended December 31, 2007, 2006 and 2005, respectively. There were no mortgage banking fees payable at December 31, 2007 and 2006. No leasing and brokerage fees were paid to affiliates of the Investment Advisor for the years ended December 31, 2007, 2006 and 2005.

13. Equity Incentive Plan and Performance Bonus Plan

Equity Incentive Plan

The Company has adopted a 2004 equity incentive plan. The purpose of the 2004 equity incentive plan is to provide the Company with the flexibility to use share options and other awards to provide a means of performance-based compensation. Key employees, directors, trustees, officers, advisors, consultants or other personnel of the Company and its subsidiaries or other persons expected to provide significant services to the Company or its subsidiaries, including employees of the Investment Advisor, would be eligible to be granted share options, restricted shares, phantom shares, distribution equivalent rights and other share-based awards under the 2004 equity incentive plan. No awards of any kind have been made under this plan during the years ended December 31, 2007, 2006 and 2005, respectively.

Performance Bonus Plan

The Company has adopted a 2004 performance bonus plan. Annual bonuses under the Company’s 2004 performance bonus plan are awarded by the Company’s Compensation Committee to selected key employees, including employees of the Investment Advisor, based on corporate factors or individual factors (or a combination of both). Subject to the provisions of the 2004 performance bonus plan, the Compensation Committee will (i) determine and designate those key employees to whom bonuses are to be granted; (ii) determine, consistently with the 2004 performance bonus plan, the amount of the bonus to be granted to any key employee for any performance period; and (iii) determine, consistently with the 2004 performance bonus plan, the terms and conditions of each bonus. Bonuses may be so awarded by the Compensation Committee prior

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

to the commencement of any performance period, during or after any performance period. No bonus shall exceed 200% of the key employee’s aggregate salary for the year. The Compensation Committee may provide for partial bonus payments at target and other levels. Corporate performance hurdles for bonuses may be adjusted by the Compensation Committee in its discretion to reflect (i) dilution from corporate acquisitions and share offerings, and (ii) changes in applicable accounting rules and standards. The Compensation Committee may determine that bonuses shall be paid in cash or shares or other equity-based grants, or a combination thereof. The Compensation Committee may also provide that any such share grants be made under the Company’s 2004 equity incentive plan or any other equity-based plan or program the Company may establish. The Compensation Committee may provide for programs under which the payment of bonuses may be deferred at the election of the employee. No bonuses were awarded and no bonus related expenses were incurred by the Company during the periods ended December 31, 2007, 2006 and 2005, respectively.

14. Shareholders’ Equity

Under our declaration of trust, we have the authority to issue a total of 1,000,000,000 shares of beneficial interest. Of the total shares authorized, 990,000,000 shares are designated as common shares with a par value of $0.01 per share and 10,000,000 shares are designated as preferred shares.

During the period from July 1, 2004 (date of commencement) to December 31, 2004, the Company issued 6,967,762 common shares of beneficial interest. Funds from the sale of shares were subsequently invested in CBRE OP, with the Company holding 6,967,762 common operating partnership units of CBRE OP. REIT Holdings, an affiliate of the Investment Advisor, holds 29,937 common partnership units which creates the minority interest balance upon consolidation. CBRE OP currently has two classes of interest entitled the “Class A Interest,” (limited partnership units) and the “Class B Interest.” Limited partnership units or new classes of Partnership Interests may be issued to newly admitted partners in exchange for the contribution by such partners of cash, real estate partnership interests, stock, notes or other assets or consideration. A Class B Interest was also issued to REIT Holdings. The Class B Interest held by REIT Holdings is entitled to certain distributions, as described in Note 2, and is subject to certain transfer restrictions. The Class C Interest was also issued and held by REIT Holdings and was also entitled to certain distributions and subject to certain transfer restrictions. On October 24, 2006, the Class C interest was exchanged for 216,424 limited partnership units in CBRE OP.

The registration statement relating to the Company’s initial public offering was declared effective on October 24, 2006. CNL Securities Corp. is the dealer manager of our offering. The registration statement covers up to $2,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by CBRE Advisors LLC, the Investment Advisor, or another firm the Company chooses for that purpose. As of December 31, 2007, the Company had issued 24,179,649 common shares in its initial public offering.

During the years ended December 31, 2007 and 2006, the Company repurchased 38,371 common shares and 32,331 common shares, respectively, under the Company’s Share Redemption Program. There were no common shares repurchased under the Company’s Share Redemption Program in 2005. During the three months ended December 31, 2007, we did not repurchase any common shares.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

15. Distributions

Earnings and profits, which determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes including the treatment of loss on extinguishment of debt, revenue recognition, compensation expense and in the basis of depreciable assets and estimated useful lives used to compute depreciation.

The following table reconciles the distributions declared per common share to the distributions paid per common share during the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Distributions declared per common share	$0.544	$0.500	$0.418
Less: Distributions declared in the current period, and paid in the subsequent period	(0.144)	(0.125)	(0.125)
Add: Distributions declared in the prior year, and paid in the current year	0.125	0.125	0.080

Distributions paid per common share	$0.525	$0.500	$0.373

Distributions paid to shareholders during the years ended December 31, 2007, 2006 and 2005 totaled $7,106,000, $3,491,000 and $2,595,000, respectively.

The income tax treatment for distributions declared for the years ended December 31, 2007, 2006 and 2005 as identified above, were as follows (unaudited):

	2007		2006		2005
Ordinary Income	$0.255	46.8%	$0.264	52.8%	$0.217	52.0%
Return of capital	0.289	53.2	0.236	47.2	0.201	48.0

	$0.544	100.0%	$0.500	100.0%	$0.418	100.0%

16. Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, accounts and other receivables, as well as the loan payable, accounts payable and accrued expenses approximate their fair value because of the short-term nature of these instruments. The fair value of payables to related parties is not determinable due to their related party nature. The fair value of notes payable was estimated based on current interest rates available to the Company for debt instruments with similar terms.

The following table summarizes our notes payable and their estimated fair value at December 31, 2007 and 2006 (in thousands):

	Book Value		Fair Value
Financial Instrument	2007	2006	2007	2006
Notes Payable	$116,876	$34,975	$114,174	$33,652

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

17. Commitments and Contingencies

We have agreed to a capital commitment of up to $20,000,000 in CBRE Asia Fund, which extends for 24 months after the close of the final capital commitment. On October 16, 2007, we funded $200,000 of our capital commitment. CBRE Investors, our sponsor, formed CBRE Asia Fund, to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. If we and all other currently committed capital investors had funded our entire commitments in CBRE Asia Fund as of December 31, 2007, we would have owned an ownership interest of approximately 5.81% in CBRE Asia Fund. A majority of our trustees (including a majority of our independent trustees) not otherwise interested in this transaction approved the transaction as being fair, competitive and commercially reasonable. CBRE Asia Fund is managed by CB Richard Ellis Investors SP Asia II, LLC or the Fund Manager, a subsidiary of CBRE Investors.

On June 22, 2007, July 3, 2007 and July 27, 2007, the Company entered into definitive purchase agreements with certain affiliates of Johnson Development Associates, Inc., an unrelated third party to acquire, subject to customary closing conditions, a portfolio of 34 distribution and light manufacturing industrial buildings and adjacent land located in North Carolina and South Carolina. As of December 31, 2007, one building and a group of land parcels had not closed. The land parcels closed on January 23, 2008 for $820,000 exclusive of customary closing costs and the 541,910 rentable square foot distribution building located in Charlotte, North Carolina closed on March 14, 2007 for $25,350,000 exclusive of customary closing costs.

Litigation—From time to time, the Company and its properties may be subject to legal proceedings, which arise in the ordinary course of its business. Currently, neither the Company nor any of its properties are subject to, or threatened with, any legal proceedings for which the outcome is reasonably likely to have a material adverse effect on the results of operations or financial condition of the Company.

Environmental Matters—The Company is not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that the Company believes would require additional disclosure or the recording of a loss contingency.

18. Quarterly Financial Information (unaudited)

Summarized quarterly financial data for the years ended December 31, 2007 and 2006 was as follows (in thousands, except per share amounts):

	2007 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues from Continuing Operations	$2,168	$2,438	$3,911	$6,470
Income (Loss) from Continuing Operations	(132)	4	126	(1,448)
Discontinued Operations	—	—	308	739
Net Income (Loss)	(132)	4	434	(709)
Net Income (Loss) per common share-basic and diluted	(0.02)	0.01	0.02	(0.03)

	2006 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues from Operations	$2,061	$2,104	$2,092	$2,203
Loss from Continuing Operations	(253)	(1,131)	(562)	(538)
Net Loss	(253)	(1,131)	(562)	(538)
Net Loss per common share-basic and diluted	(0.04)	(0.16)	(0.08)	(0.07)

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

19. Comprehensive Loss

U.S. GAAP requires that the effect of foreign currency translation adjustments be classified as comprehensive income (loss). The following table sets forth our comprehensive loss for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005
Net Loss	$(403)	$(2,484)	$(92)
Foreign Currency Translation Gains	41	—	—

Comprehensive Loss	$(362)	$(2,484)	$(92)

20. Income Taxes

The Company elected to be taxed as a REIT under the Internal Revenue Code with its taxable year ended December 31, 2004. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its taxable income to its shareholders. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on net income it distributes currently to its shareholders. If the Company fails to qualify as a REIT in any taxable year, then it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income, if any.

The Company has made Taxable REIT Subsidiary (“TRS”) elections for all of its held for sale property subsidiaries. The elections, effective for the tax year beginning January 1, 2007 and future years, were made pursuant to section 856(I) of the Internal Revenue Code. The Company’s TRS is subject to corporate level income taxes which are recorded in the Company’s consolidated financial statements. The Company’s TRS includes all of the held for sale properties at December 31, 2007.

The following table reconciles net income available to common shareholders to taxable income available to common shareholders for the year ended December 31, 2007 (in thousands):

Net Income Available from TRS(1)	$663
Less: Tax Depreciation and Amortization	(472)
Add: Receipts of Prepaid Rent	54
Less: Other	(150)

Taxable Income for TRS	$95

(1)

Net income available from the TRS is comprised of income from discontinued operations of $1,294,000 (before tax provision for income taxes of $247,000) less allocated interest expense of $631,000 from the term loan payable.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

The following table summarizes the provision for income taxes of the TRS for the year ended December 31, 2007 (in thousands):

Current	$30
Deferred	217

Total Provision for Income Taxes	$247

The following table reconciles the provision for income taxes of the TRS for the year ended December 31, 2007 to the amount computed by applying the Federal Corporate tax rate (in thousands):

Federal Income Taxes at Statutory Federal Rate for Taxable REIT Subsidiary	$225
State Income Taxes	33
Earnings not Subject to Federal Income Taxes and Other	(11)

Total Provision for Income Taxes	$247

SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred liabilities of the TRS relate primarily to differences in the book and tax depreciation method of property for federal and state income tax purpose.

The following table summarizes the tax effects of temporary differences of the TRS included in the net deferred tax liabilities for the year ended December 31, 2007 (in thousands):

Net Deferred Tax Liability, resulting primary from differences in depreciation and amortization in real estate	$(217)

21. Subsequent Events

From January 1, 2008 through March 17, 2008, we received gross proceeds of approximately $54,180,393 from the sale of 5,426,172 common shares in our initial public offering.

On January 23, 2008, we acquired a fee interest in land parcels located in the Spartanburg, South Carolina market for $820,000 exclusive of customary closing costs, which was funded using a purchase deposit of $41,000 and net proceeds from our initial public offering. Upon closing, we paid our Investment Advisor an acquisition fee of approximately $8,200.

On January 28, 2008, American La France LLC (“ALF”), the tenant in the Jedburg Commerce Park Building, filed for Chapter 11 bankruptcy protection. ALF occupies the entire Jedburg Commerce Park Building under a lease that runs through July 31, 2027. The current annual rent is approximately $2,994,000 with 2% annual increases effective each year on August 1, through the end of the lease term. In connection with the lease, we have received an irrevocable stand-by letter of credit totaling $3,000,000 at December 31, 2007 as security for the lease. As of December 31, 2007, ALF owed us $515,000 in unpaid rent which it subsequently reduced to $131,000. In addition, as of December 31, 2007 and February 29, 2008 we had deferred rent receivables from

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

ALF of $215,000 and $323,000, respectively. Since ALF has filed for Chapter 11 bankruptcy protection, we have continued to receive rent payments in the amount of $249,500 for each of January and February 2008.

On March 5, 2008, we acquired a fee interest in Lakeside Office Center (“Lakeside”) located at 2850 Lake Vista Drive, Lewisville, Texas, from an unrelated third party. We acquired Lakeside for approximately $17,700,000, exclusive of customary closing costs, which was funded using net proceeds from our initial public offering. Upon closing, we paid our Investment Advisor an acquisition fee of approximately $177,000. This acquisition fee is not included in the $17,700,000 total acquisition cost of Lakeside. Lakeside consists of a 98,750 (unaudited) square foot, three-story office buildings and surface parking lot completed in August 2006. The building is 96% leased to several tenants, one of which is Teachers Insurance and Annuity Association of America (“TIAA”) under a lease that expires in May 2017.

On March 14, 2008, the Company acquired a fee interest in a warehouse distribution building, Kings Mountain III, totaling 541,910 (unaudited) rentable square feet located in the Charlotte, North Carolina market for $25,350,000, exclusive of customary closing costs, which was funded using a purchase deposit of $510,000 (as of December 31, 2007) and net proceeds from the Company’s public offering. Upon closing, we paid our Investment Advisor an acquisition fee of approximately $254,000.

On March 20, 2008, we acquired a fee interest in TVF located at 400 Thames Valley Park Drive, Reading, United Kingdom from an unrelated third party. We acquired TVF for approximately £13,795,000 ($27,664,000), exclusive of customary closing costs, and stamp duty fees, which was funded using net proceeds from our initial public offering. Upon closing, we paid our Investment Advisor an acquisition fee of approximately $277,000. This acquisition fee is not included in the £13,795,000 ($27,664,000) acquisition cost of TVF. TVF consists of a four story office building and surface parking lot completed in 1998. The office building is 100% leased to Regus (United Kingdom) under a lease that expires in November 2013.

Schedule III—Properties and Accumulated Depreciation Through December 31, 2007 (in Thousands)

Property	Encum- brances Net	Land	Site Improve ments	Building and Improve- ments	Tenant Improve- ments	Acquisi- tion Costs	Improve- ments Sub- sequent to Purchase Date	Real Estate Held for Sale	Total Cost	Accumulated Depreciation and Amortiza- tion
REMEC	$13,250	$11,862	$—	$8,933	$3,217	$24,012	$—	$—	$24,012	$(1,596)
300 Constitution	12,000	5,591	—	13,826	733	20,150	—	—	20,150	(1,398)
Deerfield Commons I	9,725	2,053	934	7,760	1,363	12,110	622	—	12,732	(1,437)
Deerfield Commons II	—	2,262	—	—	—	2,262	—	—	2,262	—
660 North Dorothy	—	1,576	417	3,402	199	5,594	—	—	5,594	(315)
505 Century	—	950	304	3,684	119	5,057	153	—	5,210	(324)
631 International	—	923	238	2,912	285	4,358	—	—	4,358	(278)
602 Central Blvd.	10,928	3,625	321	17,804	—	21,750	—	—	21,750	(319)
Bolingbrook Point III	9,000	2,422	522	13,433	164	16,541	—	—	16,541	(133)
Fairforest Bldg 5	11,050	1,788	2,462	12,017	101	16,368	—	—	16,368	(164)
Fairforest Bldg. 6	3,552	596	506	3,754	459	5,315	—	—	5,315	(62)
Fairforest Bldg. 7	—	660	463	4,503	—	5,626	—	—	5,626	(49)
HJ Park Bldg. 1	1,354	575	469	2,472	12	3,528	—	—	3,528	(32)
North Rhett I	4,661	1,289	366	9,627	428	11,710	—	—	11,710	(108)
North Rhett II	2,465	539	143	5,670	26	6,378	—	—	6,378	(77)
North Rhett III	2,081	562	209	3,366	18	4,155	—	—	4,155	(34)
North Rhett IV	10,591	2,432	1,716	12,445	91	16,684	—	—	16,684	(147)
Jedburg Commerce Park	—	4,118	3,093	20,832	152	28,195	—	—	28,195	(249)
Mount Holly Bldg.	2,465	1,012	1,050	3,699	18	5,779	—	—	5,779	(57)
Orangeburg Park Bldg.	2,506	544	641	3,636	93	4,914	—	—	4,914	(70)
Kings Mt. I	2,140	303	362	3,097	166	3,928	—	—	3,928	(41)
Kings Mt. II	6,541	773	1,351	10,199	959	13,282	—	—	13,282	(143)
Union Cross Bldg. I	3,091	852	759	3,905	27	5,543	—	—	5,543	(51)
Union Cross Bldg. II	9,476	1,659	1,575	12,270	66	15,570	—	—	15,570	(149)
Fairforest Bldgs 1-4	—	—	—	—	—	—	—	20,033	20,033	—
Highway 290 Commerce Pk Bldgs	—	—	—	—	—	—	—	20,333	20,333	—
Orchard Business Park 1 & 2	—	—	—	—	—	—	—	2,180	2,180	—
Greenville/Spartanburg Ind. Pk.	—	—	—	—	—	—	—	3,353	3,353	—
Community Cash Complex 1-5	—	—	—	—	—	—	—	8,748	8,748	—
Cherokee Corporate Pk	—	—	—	—	—	—	—	3,802	3,802	—

	$116,876	$48,966	$17,901	$183,246	$8,696	$258,809	$775	$58,449	$318,033	$(7,233)

Investments in real estate (in thousands):

	December 31,
	2007	2006	2005
Balance, beginning of the year	$74,035	$58,583	$44,161
Real Estate Held for Sale	58,449	—	—
Acquisitions	185,257	15,010	14,381
Improvements	292	442	41

Balance, end of the year	$318,033	$74,035	$58,583

Accumulated depreciation related to investments in real estate (in thousands):

	December 31,
	2007	2006	2005
Balance, beginning of year	$(3,385)	$(1,420)	$(215)
Additions	(3,848)	(1,965)	(1,205)
Deductions	—	—	—

Balance, end of the year	$(7,233)	$(3,385)	$(1,420)

The aggregate gross cost of our investments in real estate for federal income tax purposes approximated $357,000,000, $87,300,000 and $68,400,000 as of December 31, 2007, 2006 and 2005.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB RICHARD ELLIS REALTY TRUST

Date: March 31, 2008	By:	/S/ LAURIE ROMANAK
	Name:	Laurie Romanak
	Title:	Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and trustees of CB Richard Ellis Realty Trust hereby severally constitute Jack A. Cuneo and Laurie Romanak, and each of them singly, our true and lawful attorneys and with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and trustees to enable CB Richard Ellis Realty Trust. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ ROBERT H. ZERBST Robert H. Zerbst	Chairman of the Board	March 31, 2008

/S/ JACK A. CUNEO Jack A. Cuneo	Chief Executive Officer, President and Trustee (Principal Executive Officer)	March 31, 2008

/S/ CHARLES E. BLACK Charles E. Black	Trustee	March 31, 2008

/S/ MARTIN A. REID Martin A. Reid	Trustee	March 31, 2008

/S/ JAMES M. ORPHANIDES James M. Orphanides	Trustee	March 31, 2008

/S/ LAURIE ROMANAK Laurie Romanak	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 31, 2008

EXHIBIT INDEX

Exhibit	Index
1.1	Amended and Restated Managing Dealer Agreement (Previously filed as Exhibit 1.1 to Form 10-K filed April 2, 2007 (File No. 333-127405) and incorporated herein by reference).

3.1	Second Amended and Restated Declaration of Trust of CB Richard Ellis Realty Trust (Previously filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-127405) filed September 13, 2006 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of CB Richard Ellis Realty Trust (Previously filed as Exhibit 3.2 to Pre-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-127405) filed September 13, 2006 and incorporated herein by reference).

4.1	Subscription Agreement (Previously filed as Appendix B to Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed July 16, 2007 and incorporated herein by reference).

10.1	2004 Equity Incentive Plan (Previously filed as Exhibit 10.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-127405) filed October 27, 2005 and incorporated herein by reference).

10.2	2004 Performance Bonus Plan (Previously filed as Exhibit 10.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-127405) filed October 27, 2005 and incorporated herein by reference).

10.3	Amended and Restated Advisory Agreement by and among CB Richard Ellis Realty Trust, CBRE Operating Partnership, L.P. and the Investment Advisor (Previously filed as Exhibit 10.3 to Pre-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-127405) filed October 16, 2006 and incorporated herein by reference).

10.4	Amended and Restated Agreement of Limited Partnership of CBRE Operating Partnership, L.P. by and among CB Richard Ellis Realty Trust and the limited partners named therein (Previously filed as Exhibit 10.4 to Pre-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-127405) filed October 16, 2006 and incorporated herein by reference).

10.5	CB Richard Ellis Realty Trust Dividend Reinvestment Plan (Previously filed as Appendix C to Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed July 16, 2007 and incorporated herein by reference).

10.6	Purchase and Sale Agreement, dated as of August 6, 2004, by and between WS Roscoe, LLC and CBRE Operating Partnership, L.P. (Previously filed as Exhibit 10.6 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.7	Purchase and Sale Agreement, dated as of November 2, 2004, by and between Taunton Industrial Associates LLC and RT Taunton, LLC (Previously filed as Exhibit 10.7 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.8	Purchase and Sale Agreement, dated as of May 10, 2005, by and between Deerfield Commons I LLC and RT Deerfield I, LLC (Previously filed as Exhibit 10.8 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.9	License Agreement, dated as of July 19, 2005, by and among CB Richard Ellis Realty Trust, CB Richard Ellis, Inc. and CB Richard Ellis of California, Inc. (Previously filed as Exhibit 10.9 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-127405) filed October 27, 2005 and incorporated herein by reference).

Exhibit	Index
10.10	Purchase and Sale Agreement, dated May 10, 2005, by and between Deerfield Park LLC and RT Deerfield II, LLC (Previously filed as Exhibit 10.10 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.11	Promissory Note, dated as of October 25, 2004, made by CBRE Operating Partnership, L.P. to the order of The Northwestern Mutual Life Insurance Company (Previously filed as Exhibit 10.11 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.12	Deed of Trust and Security Agreement, dated as of October 25, 2004, by and between CBRE Operating Partnership, L.P. and The Northwestern Mutual Life Insurance Company (Previously filed as Exhibit 10.12 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.13	Promissory Note, dated as of February 28, 2005, made by RT Taunton, LLC to the order of The Northwestern Mutual Life Insurance Company (Previously filed as Exhibit 10.13 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.14	Mortgage and Security Agreement, dated as of February 28, 2005, by and between RT Taunton, LLC and The Northwestern Mutual Life Insurance Company (Previously filed as Exhibit 10.14 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.15	Promissory Note, dated as of November 29, 2005, made by CBRE Operating Partnership, L.P. to the order of Allianz Life Insurance Company of North America LLC (Previously filed as Exhibit 10.15 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.16	Deed to Secure Debt and Security Agreement, dated as of November 29, 2005, by RT Deerfield I, LLC to and in favor of Allianz Life Insurance Company of North America LLC (Previously filed as Exhibit 10.16 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.17	Agreement of Purchase and Sale, dated as of December 15, 2005, by and among Millennium Associates, Ltd., Telecom Commerce Associates, Ltd., Telecom Commerce II, Ltd. and RT Texas Industrial, L.P. (Previously filed as Exhibit 10.17 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-127405) filed June 28, 2006 and incorporated herein by reference).

10.18	Form of Amended and Restated Indemnification Agreement (Previously filed as Exhibit 10.18 to Pre-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-127405) filed September 13, 2006 and incorporated herein by reference).

10.19	Agreement between Henderson Global Investors Real Estate (No. 2) L.P. (acting by its general partner Henderson Global Investors Property (No. 2) Limited), as Seller and CBRERT Coventry, Limited (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-127405) filed March 29, 2007 and incorporated herein by reference).

10.20	Purchase and Sale Agreement, dated June 22, 2007, by and among CBRE Operating Partnership, L.P. (including certain of its subsidiaries as named in the agreement) and certain affiliates of Johnson Development Associates, Inc. as named in the agreement (Previously filed as Exhibit 10.1 to Form 8-K (File No. 333-127405) filed June 28, 2007 and incorporated herein by reference).

10.21	Purchase and Sale Agreement, dated June 22, 2007, by and among CBRE Operating Partnership, L.P. and RT Kings Mountain IV, LLC and Kings Mountain North, LLC (an affiliate of Johnson Development Associates, Inc.) (Previously filed as Exhibit 10.2 to Form 8-K (File No. 333-127405) filed June 28, 2007 and incorporated herein by reference).

Exhibit	Index
10.22	Purchase and Sale Agreement, dated July 3, 2007, by and among CBRE Operating Partnership, L.P. (including certain of its subsidiaries as named in the agreement) and an affiliate of Johnson Development Associates, Inc. as named in the agreement ( Previously filed as Exhibit 10.1 to Form 8-K (File No. 333-127405) filed July 9, 2007 and incorporated herein by reference).

10.23	Loan Agreement between CBRERT Coventry Limited and the Royal Bank of Scotland plc. (Previously filed as Exhibit 10.1 to Form 8-K (File No. 333-127405) filed May 3, 2007 and incorporated herein by reference).

10.24	Credit Agreement, dated August 30, 2007, by and among CBRE Operating Partnership, L.P. and CBRERT Carolina TRS, Inc., as borrowers, CB Richard Ellis Realty Trust, Bank of America, N.A. as Administrative Agent, and the other lenders thereto ( Previously filed as Exhibit 10.1 to Form 8-K (File No. 333-127405) filed September 5, 2007 and incorporated herein by reference).

21.1	List of Subsidiaries of CB Richard Ellis Realty Trust, filed herewith.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.