Form 10-Q
period 2008-03-31
CB RICHARD ELLIS REALTY TRUST
filed 2008-05-15
CIK 1297587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 000-53200

CB RICHARD ELLIS REALTY TRUST

(Exact name of registrant as specified in its charter)

Maryland	56-2466617
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

515 South Flower Street, Suite 3100, Los Angeles, California 90071

(Address of principal executive offices) (Zip Code)

(609) 683-4900

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s common shares, $0.01 par value, was 40,256,815, as of May 2, 2008

CB RICHARD ELLIS REALTY TRUST

PART I.

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Balance Sheets

as of March 31, 2008 and December 31, 2007 (unaudited)

(In Thousands, Except Share Data)

	March 31, 2008	December 31, 2007
ASSETS:
Investments in Real Estate:
Land	$63,475	$48,966
Site Improvements	22,368	17,901
Buildings and Improvements	234,386	183,268
Tenant Improvements	10,721	9,449

	330,950	259,584
Less: Accumulated Depreciation and Amortization	(9,009)	(7,233)

Net Investments in Real Estate	321,941	252,351
Investment in Unconsolidated Entity	64	101
Real Estate and Other Assets Held for Sale	60,910	61,100
Cash and Cash Equivalents	62,332	77,554
Restricted Cash	124	430
Accounts and Other Receivables	1,226	1,445
Deferred Rent	1,604	1,196
Acquired Above Market Leases, Net of Accumulated Amortization of $1,183 and $922, respectively	12,217	11,735
Acquired In-Place Lease Value, Net of Accumulated Amortization of $9,542 and $8,181, respectively	31,305	26,324
Deferred Financing Costs, Net of Accumulated Amortization of $361 and $267, respectively	1,313	1,369
Lease Commissions, Net of Accumulated Amortization of $60 and $46, respectively	180	180
Other Assets	545	1,021

Total Assets	$493,761	$434,806

LIABILITIES AND SHAREHOLDERS’ EQUITY:
LIABILITIES:
Notes Payable, less discount of $2,961 and $3,049, respectively	$116,121	$116,876
Loan Payable	45,000	45,000
Liabilities Related to Real Estate and Other Assets Held for Sale	725	729
Security Deposits	197	155
Accounts Payable and Accrued Expenses	4,081	3,891
Accrued Offering Costs Payable to Related Parties	4,443	5,241
Distributions Payable	4,882	4,013
Acquired Below Market Leases, Net of Accumulated Amortization of $2,097 and $1,696, respectively	16,376	11,895
Property Management Fee Payable to Related Party	86	50
Investment Management Fee Payable to Related Party	246	429

Total Liabilities	192,157	188,279
MINORITY INTEREST:	1,464	1,495
SHAREHOLDERS’ EQUITY:
Common Shares of Beneficial Interest, $0.01 par value, 990,000,000 shares authorized; 37,788,751 and 31,076,709 issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	378	311
Additional Paid-in-Capital	324,551	264,954
Accumulated Deficit	(24,573)	(20,274)
Accumulated Other Comprehensive (Loss) Income	(216)	41

Total Shareholders’ Equity	300,140	245,032

Total Liabilities and Shareholders’ Equity	$493,761	$434,806

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2008 and 2007 (unaudited)

(In Thousands, Except Share Data)

	Three Months Ended March 31,
	2008	2007
REVENUES:
Rental	$5,814	$1,683
Tenant Reimbursements	1,069	485

	6,883	2,168

EXPENSES:
Operating and Maintenance	483	214
Property Taxes	631	295
Interest	2,406	446
General and Administrative	408	223
Property Management Fee to Related Party	64	9
Investment Management Fee to Related Party	681	237
Depreciation and Amortization	3,151	1,143

	7,824	2,567

INTEREST AND OTHER INCOME:	796	264

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST, INCOME TAXES AND EQUITY IN LOSS OF UNCONSOLIDATED ENTITY:	(145)	(135)
MINORITY INTEREST:	2	3
PROVISION FOR INCOME TAXES—CONTINUING OPERATIONS:	(59)	—
EQUITY IN LOSS OF UNCONSOLIDATED ENTITY:	(96)	—

LOSS FROM CONTINUING OPERATIONS:	(298)	(132)
DISCONTINUED OPERATIONS:
Revenues	1,361	—
Expenses	307	—
Property Management Fee to Related Party	54	—
Minority Interest	7	—
Provision for Income Taxes	112	—

INCOME FROM DISCONTINUED OPERATIONS:	881	—

NET INCOME (LOSS):	$583	$(132)

Basic and Diluted Loss from Continuing Operations per Share	$(0.009)	$(0.015)
Basic and Diluted Income from Discontinued Operations per Share	0.026	—

Basic and Diluted Net Income (Loss) per Share	$0.017	$(0.015)

Weighted Average Common Shares Outstanding—Basic and Diluted	34,027,925	8,987,691

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2008 and 2007 (unaudited)

(In Thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$583	$(132)
Adjustments to Reconcile Net Income (Loss) to Net Cash Flows Provided by Operating Activities:
Equity in Loss of Unconsolidated Entity	96	—
Minority Interest	5	(3)
Depreciation and Amortization of Building and Improvements	1,776	499
Amortization of Deferred Financing Costs	94	15
Amortization of Acquired In-Place Lease Value	1,361	638
Amortization of Above and Below Market Leases	(140)	(51)
Amortization of Lease Commissions	14	6
Amortization of Discount on Notes Payable	88	—
Deferred Income Taxes	64	—
Changes in Assets and Liabilities:
Accounts and Other Receivables	219	15
Deferred Rent	(408)	(45)
Other Assets	124	(39)
Accounts Payable and Accrued Expenses	244	(273)
Investment Management & Property Management Fees Payable to Related Party	(147)	71

Net Cash Flows Provided By Operating Activities	3,973	701

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate Property	(73,536)	—
Purchase Deposit	—	(1,101)
Restricted Cash	306	—
Lease Commissions	(21)	(51)
Improvements to Investments in Real Estate	(98)	(44)

Net Cash Flows Used in Investing Activities	(73,349)	(1,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Common Shares – Public Offering and Dividend Reinvestment	67	27
Proceeds from Additional Paid-in-Capital – Public Offering and Dividend Reinvestment	64,460	26,422
Redemption of Common Shares	(127)	—
Payment of Offering Costs	(5,371)	(1,533)
Payment of Distributions	(4,013)	(892)
Distribution to Minority Interest	(35)	(31)
Principal Payments on Notes Payable	(830)	—
Deferred Financing Costs	(37)	—
Security Deposits	42	43

Net Cash Flows Provided by Financing Activities	54,156	24,036

EFFECT OF FOREIGN CURRENCY TRANSLATION:	(2)	—

Net (Decrease) Increase in Cash and Cash Equivalents	(15,222)	23,541
Cash and Cash Equivalents, Beginning of Period	77,554	14,021

Cash and Cash Equivalents, End of Period	$62,332	$37,562

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period for Interest	$2,192	$431
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Distributions Declared and Payable	$4,882	$1,124
Application of Deposit to Purchase Price of Carolina Portfolio	$551	$—
Accrued Acquisition Costs Related to Real Property	$287	$—

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Consolidated Statement of Shareholders’ Equity

For the Three Months Ended March 31, 2008 (unaudited)

(In Thousands, Except Share Data)

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2008	31,076,709	$311	$264,954	$(20,274)	$41	$245,032
Net Income	—	—	—	583	—	583
Foreign Currency Translation Loss	—	—	—	—	(257)	(257)

Total Comprehensive Income	—	—	—	583	(257)	326

Net Contributions From Public Offering of Common Shares, $0.01 Par Value	6,727,388	67	64,460	—	—	64,527
Costs Associated with Public Offering	—	—	(4,736)	—	—	(4,736)
Redemption of Common Shares	(15,346)	—	(127)	—	—	(127)
Distributions	—	—	—	(4,882)	—	(4,882)

Balance at March 31, 2008	37,788,751	$378	$324,551	$(24,573)	$(216)	$300,140

See accompanying notes to condensed consolidated financial statements

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2008 and 2007 (unaudited)

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

On July 1, 2004, the Company commenced operations and issued 6,844,313 common shares of beneficial interest in connection with the initial capitalization of the Company. For each common share the Company issued, one class A partnership unit in CBRE OP was issued to the Company in exchange for the cash proceeds from the issuance of the common shares. In addition, CBRE REIT Holdings, LLC (“REIT Holdings”), an affiliate of CBRE Advisors LLC (the “Investment Advisor”), purchased 29,937 class A partnership units in CBRE OP as a limited partner. During October 2004, the Company issued an additional 123,449 common shares of beneficial interest to an unrelated third-party investor. On July 2, 2007, in conjunction with the Carolina Portfolio acquisition, the Company formed a taxable REIT subsidiary, CBRE RT Carolina TRS, Inc., (“Carolina TRS”), to hold certain real estate assets designated by management as held for sale which represent non-qualified REIT assets.

The registration statement relating to our initial public offering was declared effective on October 24, 2006. CNL Securities Corp., a related party, is the dealer manager of our offering. The registration statement covers up to $2,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by CBRE Advisors LLC, the Investment Advisor, or another firm we choose for that purpose. During the period October 24, 2006 through March 31, 2008, the Company issued 30,907,038 additional common shares of beneficial interest.

The Company operates in an umbrella partnership REIT structure in which its majority-owned subsidiary, CBRE OP, owns, directly or indirectly, substantially all of the properties acquired on behalf of the Company. The Company, as the sole general partner of CBRE OP, owns approximately 99.35% of the class A partnership units therein. REIT Holdings, an affiliate of the Investment Advisor, holds the remaining interest through 246,361 class A partnership units representing approximately a 0.65% ownership interest in the total class A partnership units as of March 31, 2008. In exchange for services provided to the Company relating to its formation and future services, REIT Holdings also owns a Class B limited partnership interest (“Class B interest”). The Investment Advisor is affiliated with the Company in that the two entities have common officers some of whom also own equity interests in the Investment Advisor and the Company. All business activities of the Company are managed by the Investment Advisor.

Unless the context otherwise requires or indicates, references to “CBRE REIT,” “we,” “our,” and “us” refer to the activities of and the assets and liabilities of the business and operations of CB Richard Ellis Realty Trust and its subsidiaries.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2008 and 2007 (unaudited)

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“U.S. GAAP”) and the rules applicable to Form 10-Q and reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Certain information and footnotes required for annual financial statement presentation have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our interim financial statements do not include all of the information and disclosures required under U.S. GAAP for complete financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s current Annual Report on Form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2007.

Principles of Consolidation

Because the Company is the sole general partner of CBRE OP and the owner of Carolina TRS and has majority control over their management and major operating decisions, the accounts of CBRE OP and Carolina TRS are consolidated in the Company’s financial statements. The interests of REIT Holdings are reflected in minority interest in the accompanying condensed consolidated financial statements. All significant inter-company accounts and transactions are eliminated in consolidation. CB Richard Ellis Investors, LLC (“CBRE Investors”), an affiliate of the Investment Advisor, also owns an interest in the Company through its ownership of 243,229 common shares of beneficial interest at March 31, 2008 and December 31, 2007.

Variable Interest Entities

Our determination of the appropriate accounting method with respect to our investment in CBRE Asia Fund which is considered a Variable Interest Entity (“VIE”), is based on Financial Accounting Standards Board, or FASB, Interpretation No. 46 (revised in December 2003), “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51” (“FIN46R”). We account for this VIE, of which we are not the primary beneficiary, under the equity method of accounting.

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

We carry our investment in CBRE Asia Fund on the equity method of accounting because we have the ability to exercise significant influence (but not control) over operating and financial policies of such subsidiary. We eliminate transactions with such equity method subsidiary to the extent of our ownership in such subsidiary. Accordingly, our share of losses of this equity method subsidiary is included in consolidated net income (loss). Under the equity method, impairment losses are recognized upon evidence of other-than-temporary losses of value.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2008 and 2007 (unaudited)

Segment Information

Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for disclosure about operating segments and related disclosure about products and services, geographic areas and major customers. The Company currently operates in two geographic areas, the United States and the United Kingdom. The Company views its operations as two reportable segments, a Domestic segment and an International segment (which are each comprised of aggregated operating segments), which participate in the acquisition, development, ownership, and operation of high quality real estate in their respective regions.

Cash Equivalents

The Company considers short-term investments with maturities of three months or less when purchased to be cash equivalents. As of March 31, 2008 and December 31, 2007, cash equivalents consisted primarily of investments in money market funds.

Restricted Cash

Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of March 31, 2008 and December 31, 2007, our restricted cash balance was $124,000 and $430,000, respectively, which represents amounts set aside as impounds for future property tax payments as required by our agreements with our lenders.

Discontinued Operations and Real Estate Held for Sale

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”), the income or loss and net gain on dispositions of operating properties and the income or loss on all properties classified as held for sale are reflected in the consolidated statements of operations as discontinued operations for all periods presented. A property is classified as held for sale when certain criteria, as set forth under SFAS No. 144, are met. At such time, the Company presents the respective assets and liabilities separately on the balance sheet and ceases to record depreciation and amortization expense. Properties held for sale are reported at the lower of their carrying value or their estimated current sales value less costs to sell. As of March 31, 2008 and December 31, 2007, the Company had 18 properties classified as held for sale (see Notes 5 and 6).

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2008 and 2007 (unaudited)

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

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred. As of March 31, 2008 and December 31, 2007, the Company owned 47 and 44 real estate investments, respectively.

On January 23, 2008, we acquired land parcels located in North Carolina and South Carolina. The purchase price was $857,000 including transaction costs and acquisition fees. The purchase price was allocated to Fairforest Bldg. 6 located in Spartanburg, SC ($584,000), North Rhett III located in Charleston, SC ($69,000) and Kings Mountain I located in Charlotte, NC ($204,000).

On March 5, 2008, we acquired Lakeside Office Center, a multi-tenant office building, located in Lewisville, TX. The purchase price was approximately $17,949,000 including transaction costs and acquisition fees.

On March 14, 2008, we acquired Kings Mountain III, a warehouse distribution building, located in Charlotte, NC. The purchase price was approximately $25,654,000 including transaction costs and acquisition fees.

On March 20, 2008, we acquired Thames Valley Five, a single tenant office building, located in Reading, United Kingdom. The purchase price was approximately £14,631,000 ($29,335,000) including transaction costs and acquisition fees.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2008 and 2007 (unaudited)

Other Assets

Other assets consist primarily of purchase deposits paid in connection with future acquisitions that have not yet been applied to investments in real estate, prepaid insurance, and prepaid property taxes. Other assets will be amortized to expense or reclassified to other asset accounts upon being put into service in future periods.

Other assets include the following as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Purchase deposit	$—	$551
Prepaid insurance	335	315
Prepaid property taxes	76	—
Interest rate cap at fair value	108	121
Other	26	34

Total	$545	$1,021

Concentration of Credit Risk

The Company’s properties are located throughout the United States and in the United Kingdom. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, and social factors affecting the communities in which the tenants operate. The Company’s credit risk relates primarily to cash, restricted cash, and interest rate cap agreements. Cash accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses to date on its invested cash and restricted cash. The interest rate cap agreements create credit risk. Credit risk arises from the potential failure of counterparties to perform in accordance with the terms of their contracts. The Company’s risk management policies define parameters of acceptable market risk and limit exposure to credit risk. Credit exposure resulting from derivative financial instruments is represented by their fair value amounts, increased by an estimate of potential adverse position exposure arising from changes over time in interest rates, maturities, and other relevant factors. The Company does not anticipate nonperformance by any of its counterparties.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2008 and 2007 (unaudited)

Minority Interest in the Operating Partnership

The interest in CBRE OP not owned by us, which is reflected as minority interest as of March 31, 2008 and December 31, 2007, represents 0.65% and 0.79%, respectively, of the Operating Partnership. Of the 246,341 operating partnership units held as minority interest as of March 31, 2008 and December 31, 2007, 246,341 operating partnership units were exchangeable on a one for one basis for common shares of CBRE REIT, with an estimated aggregate fair value of $2,463,000, based on the gross selling price of $10.00 per share of CBRE REIT’s common shares in our initial public offering.

Impairment of Long-Lived Assets

The Company assesses whether there has been impairment in the value of its long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Management believes no impairment in the net carrying values of the investments in real estate has occurred as of March 31, 2008.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2008 and 2007 (unaudited)

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

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable period ended December 31, 2004. To qualify as a REIT, the Company must distribute annually at least 90% of its adjusted taxable income, as defined in the Code, to its shareholders and satisfy certain other organizational and operating requirements. The Company generally will not be subject to U.S. federal income taxes if it distributes 100% of its taxable income for each year to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income taxes (including any applicable alternative minimum tax) on its taxable income at regular corporate rates and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and to U.S. federal income taxes and excise taxes on its undistributed taxable income. The Company believes that it has met all of the REIT distribution and technical requirements for the three months ended March 31, 2008 and the year ended December 31, 2007. Management intends to continue to adhere to these requirements and maintain the Company’s REIT status.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2008 and 2007 (unaudited)

Revenue Recognition

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, the Company has received irrevocable stand-by letters of credit totaling $8,353,000 as security for such leases at March 31, 2008 and December 31, 2007.

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

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. Management of the Company did not consider it necessary to have an allowance for uncollectible rent receivables as of March 31, 2008 and December 31, 2007.

Offering Costs

Offering costs totaling $4,736,000 and $1,530,000 were incurred during the three months ended March 31, 2008 and 2007, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Offering costs incurred through March 31, 2008 totaled $30,145,000. Of the total amount, $25,000,000 was incurred to CNL Securities Corp., as dealer manager; $3,969,000 was incurred to CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor; $78,000 was incurred to the Investment Advisor for reimbursable marketing costs and $1,098,000 was incurred to other service providers. Each party will be paid the amount incurred from proceeds of the public offering. As of March 31, 2008 and December 31, 2007, the accrued offering costs payable to related parties included in our consolidated balance sheets were $4,443,000 and $5,241,000, respectively. Offering costs payable to unrelated parties of $163,000 at March 31, 2008 was included in accounts payable and accrued expenses.

Deferred Financing Costs

Direct costs incurred in connection with obtaining financing are amortized over the respective term of the loan on a straight-line basis, which approximates the effective interest method.

Translation of Non-U.S. Currency Amounts

The financial statements and transactions of our United Kingdom real estate operation is reported in its functional currency, namely GBP-pound sterling and is then translated into U.S. dollars. Assets and liabilities of this operation are denominated in the functional currency and are then translated at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the reporting period. Translation adjustments are reported in “Accumulated Other Comprehensive Income (Loss),” a component of Shareholders’ Equity.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2008 and 2007 (unaudited)

The carrying value of our United Kingdom assets and liabilities fluctuate due to changes in the exchange rate between the U.S. dollar and the GBP-pound sterling. The exchange rate of the U.S. dollar to the GBP-pound sterling was $1.9846 and $1.9869 as of March 31, 2008 and December 31, 2007, respectively.

Class B Interest – Related Party

Effective July 1, 2004, REIT Holdings, an affiliate of the Investment Advisor, was granted a Class B interest in CBRE OP. The Class B interest is an equity instrument issued to non-employees in exchange for services. The holder is entitled to receive distributions made by CBRE OP in an amount equal to 15% of all net proceeds of any disposition of properties to be distributed to the partners after subtracting (i) the costs of such distribution, (ii) the amount of equity capital invested in such property which has not been reinvested or returned to the partners, and (iii) an amount equal to 7% annual, uncompounded return on such invested capital. The terms of the termination provision relating to the Class B limited partnership interest were amended to require its forfeiture in the event the Advisor unilaterally terminates the Investment Advisory Agreement. As a result future changes in the fair value of the Class B interest will be deferred from recognition in the financial statements until a listing of the common shares on a national securities exchange or a change in a control transaction takes place. Basic net income (loss) per share from continuing operations and discontinued operations is computed by dividing income (loss) from continuing operations and discontinued operations by the weighted average number of common shares outstanding during each period. The computation of diluted net income (loss) from continuing operations and discontinued operations per share further assumes the dilutive effect of stock options, stock warrants and contingently issuable shares, if any. In accordance with SFAS No. 128, “Earnings Per Share,” as the Company has recorded net losses from continuing operations and net income from discontinued operations for the three months ended March 31, 2008 and 2007, the effect, of stock options, stock warrants and contingently issuable shares, if any, would be anti–dilutive, and accordingly are excluded from the earnings per share computation. In addition, no stock options, stock warrants or contingently issuable shares have ever been issued. As a result, there is no difference in basic and diluted shares.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2008 and 2007 (unaudited)

Accounting Pronouncements Adopted January 1, 2008

Effective January 1, 2008, the Company adopted, on a prospective basis, SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) as amended by FASB Staff Position SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS No. 157-1”) and FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS No. 157-2”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. SFAS No. 157 applies prospectively to all other accounting pronouncements that require or permit fair value measurements. FSP FAS No. 157-1 amends SFAS No. 157 to exclude from the scope of SFAS No. 157 certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases.” FSP FAS No. 157-2 amends SFAS No. 157 to defer the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008.

The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements. Management is evaluating the impact that SFAS No. 157 will have on its non-financial assets and non-financial liabilities since the application of SFAS No. 157 for such items was deferred to January 1, 2009. The Company believes that the impact of these items will not be material to its consolidated financial statements. Assets and liabilities typically recorded at fair value on a non-recurring basis to which the Company has not yet applied SFAS No. 157 due to the deferral of SFAS No. 157 for such items include:

•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination;

•	Long-lived assets measured at fair value due to an impairment assessment under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets;” and

•	Asset retirement obligations initially measured under SFAS No. 143, “Accounting for Asset Retirement Obligations.”

Effective January 1, 2008, the Company adopted, on a prospective basis, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements since the Company did not elect to apply the fair value option for any of its eligible financial instruments or other items on the January 1, 2008 effective date.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS No. 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. We anticipate that the adoption of SFAS

No. 141(R) will only have an impact on our financial statements in so far as we will not be able to capitalize indirect deal costs to our acquisitions.

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). This new standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008. The Company believes that the adoption of SFAS No. 161 will not have a material impact on the Company’s financial statement disclosures since the Company does not currently have any derivative instruments.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2008 and 2007 (unaudited)

3. Acquisitions of Real Estate

The Carolina land parcels were acquired on January 23, 2008 for $857,000, Lakeside Office Center was acquired on March 5, 2008 for $17,949,000, Kings Mountain III was acquired on March 14, 2008 for $25,654,000 and Thames Valley Five was acquired on March 20, 2008 for £14,631,000 ($29,335,000).

These property acquisitions are accounted for in accordance with SFAS No. 141, “Business Combinations.” The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, site improvements, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above and below-market leases and the value of in-place leases and tenant relationships, if any, based in each case on their respective fair values. Loan premiums, in the case of above-market rate loans, or loan discounts, in the case of below-market loans, will be recorded based on the fair value of any loans assumed in connection with acquiring the real estate. The purchase price allocation to the assets and liabilities acquired at Lakeside Office Center and Thames Valley Five are preliminary and are subject to revision based on the finalization of appraisals of the assets and liabilities acquired.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for the above noted acquisitions during the three months ended March 31, 2008 and designated as real estate held for investment (in thousands):

Property	Land	Site Improvements	Building Improvements	Tenant Improvements	Acquired In- Place Lease Value	Above Market Lease Value	Below Market Lease Value	Discount on Notes	Purchase Price	Notes Payable Assumed	Net Assets Acquired
Carolina Land Parcels	$857	$—	$—	$—	$—	$—	$—	$—	$857	$—	$857
Lakeside Office Center	4,417	919	13,349	1,163	2,101	1	(4,001)	—	17,949	—	17,949
Kings Mountain III	1,180	2,339	22,135	—	—	—	—	—	25,654	—	25,654
Thames Valley Five	8,234	1,208	16,286	99	4,398	—	(890)	—	29,335	—	29,335

	$14,688	$4,466	$51,770	$1,262	$6,499	$1	$(4,891)	$—	$73,795	$—	$73,795

Building Improvements are depreciated over 39 years; Site Improvements are depreciated over 15 years; Tenant Improvements, Value of In-Place Leases, Above-Market Lease Values and Below-Market Lease Values are amortized over the remaining lease terms at the time of acquisition.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2008 and 2007 (unaudited)

Unaudited pro forma results, assuming the above noted acquisitions had occurred as of January 1, 2007 for purposes of the 2008 and 2007 pro forma disclosures, are presented below. These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as increased depreciation and amortization expenses as a result of tangible and intangible assets acquired in the acquisitions. These unaudited pro forma results do not purport to be indicative or what operating results would have been had the acquisitions occurred on January 1, 2007 and may not be indicative of future operating results (dollars in thousands, except share data):

	Three Months Ended March 31,
	2008	2007
Revenue	$7,237	$6,562
Operating Loss	(886)	(138)
Loss from Continuing Operations	(244)	(124)
Basic and Diluted Loss from Continuing Operations Per Share	(0.01)	(0.01)
Weighted Average Shares Outstanding for Basic and Diluted Loss from Continuing Operations Per Share	34,027,925	8,987,691

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

As of March 31, 2008, CBRE Asia Fund had aggregate investor commitments of approximately $394,200,000 from institutional investors including CBRE Investors. As of March 31, 2008, we owned an ownership interest of approximately 5.07% in CBRE Asia Fund. Our capital commitment is currently being pledged as collateral for borrowings of CBRE Asia Fund of which of our pro-rata portion of such borrowing was $6,310,000, based on our 5.07% ownership interest at March 31, 2008. Currency translation gains recognized during the three months ended March 31, 2008 are recognized as Other Comprehensive Gains in the amount of $59,000.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2008 and 2007 (unaudited)

Consolidated Balance Sheet of the Unconsolidated Entity as of March 31, 2008 and December 31, 2007 (unaudited) (in thousands):

	March 31, 2008	December 31, 2007
Assets
Real Estate Net	$186,578	$98,995
Other Assets	11,030	7,510

Total Assets	$197,608	$106,505

Liabilities and Equity
Notes Payable	$124,367	$44,969
Loan Payable	64,204	57,389
Other Liabilities	7,542	2,062

Total Liabilities	196,113	104,420

Company’s Equity	64	101
Other Investors Equity	1,431	1,984

Total Liabilities and Equity	$197,608	$106,505

Consolidated Statement of Operations of the Unconsolidated Entity for the three months ended March 31, 2008 (unaudited) (in thousands); there were no activities for the three months ended March 31, 2007:

Total Revenues	$426
Total Expenses	2,720

Net Loss	$(2,294)

Company’s Equity in Net Loss	$(96)

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

Real estate and other assets held for sale and related liabilities as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Assets
Real estate held for sale	$58,458	$58,449
In-place lease value	2,125	2,125
Other assets	327	526

Total real estate and other assets held for sale	60,910	61,100
Liabilities
Other liabilities	749	753

Total liabilities related to real estate and other assets held for sale	749	753

Net real estate and other assets held for sale	$60,161	$60,347

Included in Other liabilities is $24,000 in property management fee payable to related party at March 31, 2008 and December 31, 2007.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2008 and 2007 (unaudited)

6. Discontinued Operations

In accordance with SFAS No. 144, the income and the net gain on dispositions of operating properties are reflected in the consolidated statements of operations as discontinued operations for all periods presented.

Revenues and expenses from discontinued operations for the three months ended March 31, 2008 represent the activities of the held for sale portfolio of light industrial and warehouse distribution buildings acquired during the year ended December 31, 2007 for $60,574,000. The properties are currently being marketed for sale. There were no discontinued operations for the three months ended March 31, 2007.

The following table summarizes the components that comprise total income from discontinued operations for the three months ended March 31, 2008 (in thousands):

REVENUES
Rental	$1,158
Tenant Reimbursements	203

Total Revenues	1,361

EXPENSES
Operating and Maintenance	47
Property Taxes	229
General and Administrative	31
Property Management Fee to Related Party	54

Total Expenses	361

Minority Interest in Discontinued Operations	7
Provision for Income Taxes for Discontinued Operations	112

Total Income from Discontinued Operations	$881

7. Acquisition Related Intangible Assets

The Company’s acquisition related intangible assets are included in the consolidated balance sheets as acquired in-place lease value, acquired above market lease value and acquired below market lease value.

The following is a schedule of future amortization of acquisition related intangible assets as of March 31, 2008 (in thousands):

	Acquired In-Place Lease Value	Below Market Lease Value	Above Market Lease Value
2008 (Nine months ending December 31, 2008)	$4,909	$1,657	$752
2009	5,936	2,192	1,000
2010	4,023	1,986	906
2011	3,196	1,929	818
2012	3,011	1,912	816
2013	2,438	1,493	791
Thereafter	7,792	5,207	7,134

	$31,305	$16,376	$12,217

The amortization of the above-and below-market lease values included in rental revenue were $(262,000) and $400,000, respectively, for the three months ended March 31, 2008; $(52,000) and $103,000, respectively, for the three months ended March 31, 2007. The amortization of in-place lease value included in amortization expense was $1,360,000 and $638,000 for the three months ended March 31, 2008 and 2007, respectively.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2008 and 2007 (unaudited)

8. Debt

Notes Payable secured by real property is summarized as follows (in thousands):

	Interest Rate as of			Notes Payable as of
Property	March 31, 2008	December 31, 2007	Maturity Date	March 31, 2008	December 31, 2007
REMEC	4.79%	4.79%	November 1, 2011	$13,250	$13,250
300 Constitution	4.84	4.84	April 1, 2012	12,000	12,000
Deerfield Commons I(1)	5.23	5.23	December 1, 2015	9,725	9,725
602 Central Blvd.(2)	6.24	6.94	April 27, 2014	10,915	10,928
Bolingbrook Point III	5.26	5.26	January 1, 2015	9,000	9,000
Fairforest Bldg. 5(3)	6.33	6.33	February 1, 2024	11,077	11,177
Fairforest Bldg. 6(3)	5.42	5.42	June 1, 2019	3,695	3,754
HJ Park—Bldg. 1(3)	4.98	4.98	March 1, 2013	1,348	1,407
North Rhett I(3)	5.65	5.65	August 1, 2019	4,797	4,871
North Rhett II(3)	5.20	5.20	October 1, 2020	2,615	2,652
North Rhett III(3)	5.75	5.15	February 1, 2020	2,135	2,166
North Rhett IV(3)	5.80	5.80	February 1, 2025	11,036	11,132
Mt Holly Bldg.(3)	5.20	5.20	October 1, 2020	2,615	2,652
Orangeburg Park Bldg.(3)	5.20	5.20	October 1, 2020	2,660	2,697
Kings Mountain I(3)	5.27	5.27	October 1, 2020	2,262	2,294
Kings Mountain II(3)	5.47	5.47	January 1, 2020	6,809	6,911
Union Cross Bldg. I(3)	5.50	5.50	July 1, 2021	3,238	3,278
Union Cross Bldg. II(3)	5.53	5.53	June 1, 2021	9,905	10,031

Notes Payable				119,082	119,925
Less Discount				(2,961)	(3,049)

Notes Payable Less Discount				$116,121	$116,876

(1)	Interest only payments are due monthly for the first 60 months of the loan term. Principal and interest payments are due monthly for the remaining 60 months of the loan term.
(2)	Variable interest rate of 6.24% and 6.94% at March 31, 2008 and December 31, 2007 based on three month London Inter-Bank Offering Rate (“LIBOR”) plus 0.67%.
(3)

These notes payable were assumed from the seller of the Carolina Portfolio on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2008 and 2007 (unaudited)

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, the Company assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. Assumption fees and other loan closing costs totaling $765,500 were capitalized as incurred. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. Principal payments totaling $830,000 were made during the three months ended March 31, 2008. The Company indemnifies the lenders against environmental costs and expenses and guarantees the loans under certain conditions.

In addition, the Company entered into a credit agreement with Bank of America, N.A. to provide us a $65,000,000 term loan and a $10,000,000 revolving line of credit (collectively, the “Credit Facility”). The one year term loan was fully drawn upon at the closing of the Carolina Portfolio on August 30, 2007. None of the revolving line of credit has been drawn. The Credit Facility matures in August 2008 and interest is payable monthly at a floating rate of LIBOR plus 1.25%, or 3.95% per annum as of March 31, 2008 and 6.10% per annum as of December 31, 2007. Upfront fees and other loan closing cost totaling approximately $229,000 were capitalized as incurred. A fee of 0.2% per annum is accrued on unfunded balances under the revolving line of credit. The loan contains various financial covenants and restrictions including a fixed charge coverage ratio of at least 1.6, as defined in the credit agreement. On November 29, 2007, we repaid a portion of the loan balance in the amount of $20,000,000 using net proceeds from the Company’s initial public offering. As of March 31, 2008 and December 31, 2007, the term loan balance was $45,000,000 and the Company was in compliance with all such covenants and restrictions. The Credit Facility is unsecured, but the Company is required to repay a proportion of the Credit Facility, as defined in the credit agreement, if any of the unencumbered properties in the Carolina Portfolio, including all of the properties held for sale, are financed or sold.

On April 27, 2007, the Company, in connection with the acquisition of 602 Central Blvd, entered into a £5,500,000 ($10,915,000 at March 31, 2008) financing arrangement with the Royal Bank of Scotland secured by the property. The loan is for a term of seven years and bears interest at a variable rate of interest, adjusted quarterly, based on three month LIBOR plus 0.67%, or 6.24% and 6.94% per annum as of March 31, 2008 and December 31, 2007, respectively. Interest payments only are due quarterly for the term of the loan with principal due at maturity. The loan agreement requires the Company to maintain a rate cap agreement pursuant to which the Company will be protected against an increase in the three month LIBOR over 6.25% through May 27, 2010.

The minimum principal payments due for the notes payable and loan payable are as follows as of March 31, 2008 (in thousands):

2008 (Nine months ending December 31, 2008)	$47,559
2009	3,583
2010	3,787
2011	17,391
2012	16,378
2013	4,395
Thereafter	70,989

$164,082

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2008 and 2007 (unaudited)

Our organizational documents contain a limitation on the amount of indebtedness that we may incur, so that unless our shares are listed on a national securities exchange, our aggregate borrowing may not exceed 300% of our net assets unless any excess borrowing is approved by a majority of our independent trustees and is disclosed to shareholders in our next quarterly report.

9. Minimum Future Rents Receivable

The following is a schedule of minimum future rentals to be received on non-cancelable operating leases as of March 31, 2008 (in thousands):

2008 (Nine months ending December 31, 2008)	$17,145
2009	23,393
2010	20,042
2011	18,819
2012	18,899
2013	16,918
Thereafter	89,385

$204,601

10. Concentrations

Tenant Revenue Concentrations

For the three months ended March 31, 2008, the tenant in REMEC accounted for approximately $678,000, or 10%, of total revenues and the tenant in Jedburg Commerce Park accounted for approximately $788,000, or 11%, of total revenues.

For the three months ended March 31, 2007, the tenant in REMEC accounted for approximately $648,000, or 30%, of total revenues, the tenant in 300 Constitution accounted for approximately $489,000, or 23%, of total revenues.

The tenant in 300 Constitution has the right of first offer if the Company decides to sell the property. The leases under which the tenants occupy the properties expire in April 2017 for the tenant in REMEC, March 2013 for the tenant in 300 Constitution and July 2027 for the tenant in Jedburg Commerce Park.

Geographic Concentrations

As of March 31, 2008, the Company owned 45 domestic properties: one in each of Georgia, Illinois and Massachusetts; four in each of Texas and California; five in North Carolina and 29 in South Carolina. The Company also owned two properties in the United Kingdom (“UK”).

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2008 and 2007 (unaudited)

Our geographic revenue concentrations from continuing operations for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007
Domestic
California	9.91%	29.88%
Georgia	9.56	27.54
Massachusetts	7.30	22.55
Texas	9.07	20.03
Illinois	5.04	—
North Carolina	13.16	—
South Carolina	38.93	—

Total Domestic	92.97	100.00
International
UK	7.03	—

Total	100.00%	100.00%

Our geographic long-lived asset concentrations from continuing operations as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
Domestic
California	6.68%	30.65%
Massachusetts	5.53	25.62
Georgia	4.73	23.29
Texas	10.30	20.44
Illinois	4.88	—
North Carolina	18.51	—
South Carolina	34.91	—

Total Domestic	85.54	100.00
International
UK	14.46	—

Total	100.00%	100.00%

100% of the geographic revenue concentrations from discontinued operations and geographic asset concentrations from discontinued operations are attributable to buildings located in South Carolina as of and for the three months ended March 31, 2008. There were no discontinued operations for the three months ended March 31, 2007.

11. Segment Disclosure

The Company’s reportable segments consist of two types of commercial real estate properties for which the Company’s management internally evaluates operating performance and financial results: the Domestic Properties and International Properties. Management internally evaluates the operating performance and financial results of our segments based on net operating income. The Company also has certain general and administrative level activities including legal, accounting, tax preparation and shareholder servicing costs that are not considered separate operating segments. The Company’s reportable segments are on the same basis of accounting as described for the overall Company in footnote 2.

The Company evaluates the performance of its segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, management fees and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and the Company level general and administrative expenses. The following table compares the net operating income for the three months ended March 31, 2008 and 2007 (in thousands):

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2008 and 2007 (unaudited)

	Three Months Ended March 31,
	2008	2007
Domestic Properties
Revenues:
Rental	$5,327	$1,683
Tenant Reimbursements	1,035	485

	6,362	2,168

Property and Related Expenses:
Operating and Maintenance	451	214
General and Administrative	44	56
Property Management Fee to Related Party	62	9
Property Taxes	631	295

	1,188	574

Net Operating Income	5,174	1,594

International Properties
Revenues:
Rental	487	—
Tenant Reimbursements	34	—

	521	—

Property and Related Expenses:
Operating and Maintenance	32	—
Property Management Fee to Related Party	2	—

	34	—

Net Operating Income	487	—

Total Reportable Segments
Revenues:
Rental	5,814	1,683
Tenant Reimbursements	1,069	485

	6,883	2,168

Property and Related Expenses:
Operating and Maintenance	483	214
General and Administrative	44	56
Property Management Fee to Related Party	64	9
Property Taxes	631	295

	1,222	574

Net Operating Income	5,661	1,594

Reconciliation to Consolidated Net Loss
Total Segment Net Operating Income	5,661	1,594
Interest and Other Income	796	264

	6,457	1,858

Interest Expense	2,406	446
General and Administrative	364	167
Investment Management Fee to Related Party	681	237
Depreciation and Amortization	3,151	1,143

Loss From Continuing Operations Before Income Taxes, Minority Interest and Equity in Loss of Unconsolidated Entity	(145)	(135)
Minority Interest	2	3
Provision for Income Taxes	(59)	—
Equity in Loss of Unconsolidated Entity	(96)	—

Loss from Continuing Operations	(298)	(132)
Income from Discontinued Operation	881	—

Net Income (Loss)	$583	$(132)

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2008 and 2007 (unaudited)

Condensed Balance Sheets	March 31, 2008	December 31, 2007
Domestic Assets – Continuing Operations	$319,763	$272,637
Assets Related to Discontinued Operations	60,910	61,100
International Assets	54,465	24,236
Non-Segment Assets	58,623	76,833

Total Assets	$493,761	$434,806

	Three Months Ended March 31,
Capital Expenditures	2008	2007
Domestic Continuing Operations – Capital Expenditures	$45,137	$44
International Capital Expenditures	29,335	—

Total Capital Expenditures	$74,472	$44

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2008 and 2007 (unaudited)

12. Investment Management and Other Fees to Related Parties

Pursuant to the agreement between the Company and the Investment Advisor (the “Advisory Agreement”), the Investment Advisor and its affiliates perform services relating to the Company’s ongoing initial public offering and the management of its assets. Items of compensation and equity participation are as follows:

Investment Management Fee to Related Party

On October 24, 2006, the board of trustees, including our independent trustees, approved and the Company entered into the Amended and Restated Agreement of Limited Partnership of CBRE OP (the “Amended Partnership Agreement”) and the Amended and Restated Advisory Agreement (the “Amended Advisory Agreement” and, together with the Amended Partnership Agreement, the “Amended Agreements”). The Amended Advisory Agreement provides an investment management fee of (i) a monthly fee equal to one twelfth of 0.6% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments within the Company’s portfolio and (ii) a monthly fee equal to 7.0% of the aggregate monthly net operating income derived from all real estate investments within the Company’s portfolio. The Investment Advisor waived investment management fees of $311,000 for the three months ended March 31, 2008. There were no investment management fees waived for the three months ended March 31, 2007. All or any portion of the investment management fee not taken as to any fiscal year may be deferred or waived without interest at the option of the Investment Advisor.

The Investment Advisor earned investment management fees of $681,000 and $237,000 for the three months ended March 31, 2008, and 2007, respectively. In connection with services provided to the Investment Advisor, CNL Fund Management Company, the Sub-Advisor and affiliate of the Dealer Manager pursuant to a sub-advisory agreement dated August 21, 2006, was paid by the Investment Advisor $94,000 and $33,000 for the three months ended March 31, 2008 and 2007, respectively.

Acquisition Fee to Related Party

The Investment Advisor may earn an acquisition fee of up to 1.0% of (i) the purchase price of real estate investments acquired by the Company, including any debt attributable to such investments, or (ii) when the Company makes an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. The Investment Advisor earned acquisition fees of $715,000 for the three months ended March 31, 2008. There were no fees earned for the three months ended March 31, 2007. In connection with services provided to the Investment Advisor, the Sub-Advisor, pursuant to a sub advisory agreement, was paid by the Investment Advisor $134,000 in acquisition fees for the three months ended March 31, 2008. These fees have been capitalized to investments in real estate and related intangibles.

Management Services to Related Party

Affiliates of the Investment Advisor may also provide leasing, brokerage, property management, or mortgage banking services for the Company. CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor, received property management fees of approximately $118,000 and $9,000 for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008 and December 31, 2007, the property management fee payable included in property management fees payable to related party in our consolidated balance sheets were $86,000 and $50,000, respectively. No leasing, mortgage banking and brokerage fees were paid to affiliates of the Investment Advisor for the three months ended March 31, 2008 and 2007.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2008 and 2007 (unaudited)

13. Equity Incentive Plan and Performance Bonus Plan

Equity Incentive Plan

The Company has adopted a 2004 equity incentive plan. The purpose of the 2004 equity incentive plan is to provide the Company with the flexibility to use share options and other awards to provide a means of performance-based compensation. Key employees, directors, trustees, officers, advisors, consultants or other personnel of the Company and its subsidiaries or other persons expected to provide significant services to the Company or its subsidiaries, including employees of the Investment Advisor, would be eligible to be granted share options, restricted shares, phantom shares, distribution equivalent rights and other share-based awards under the 2004 equity incentive plan. No awards of any kind have been made under this plan during the three months ended March 31, 2008 and 2007, respectively.

Performance Bonus Plan

The Company has adopted a 2004 performance bonus plan. Annual bonuses under the Company’s 2004 performance bonus plan are awarded by the Company’s Compensation Committee to selected key employees, including employees of the Investment Advisor, based on corporate factors or individual factors (or a combination of both). Subject to the provisions of the 2004 performance bonus plan, the Compensation Committee will (i) determine and designate those key employees to whom bonuses are to be granted; (ii) determine, consistently with the 2004 performance bonus plan, the amount of the bonus to be granted to any key employee for any performance period; and (iii) determine, consistently with the 2004 performance bonus plan, the terms and conditions of each bonus. Bonuses may be so awarded by the Compensation Committee prior to the commencement of any performance period, during or after any performance period. No bonus shall exceed 200% of the key employee’s aggregate salary for the year. The Compensation Committee may provide for partial bonus payments at target and other levels. Corporate performance hurdles for bonuses may be adjusted by the Compensation Committee in its discretion to reflect (i) dilution from corporate acquisitions and share offerings, and (ii) changes in applicable accounting rules and standards. The Compensation Committee may determine that bonuses shall be paid in cash or shares or other equity-based grants, or a combination thereof. The Compensation Committee may also provide that any such share grants be made under the Company’s 2004 equity incentive plan or any other equity-based plan or program the Company may establish. The Compensation Committee may provide for programs under which the payment of bonuses may be deferred at the election of the employee. No bonuses were awarded and no bonus related expenses were incurred by the Company during the three months ended March 31, 2008 and 2007, respectively.

14. Shareholders’ Equity

Under our declaration of trust, we have the authority to issue a total of 1,000,000,000 shares of beneficial interest. Of the total shares authorized, 990,000,000 shares are designated as common shares with a par value of $0.01 per share and 10,000,000 shares are designated as preferred shares.

The registration statement relating to the Company’s initial public offering was declared effective on October 24, 2006. CNL Securities Corp. is the dealer manager of our offering. The registration statement covers up to $2,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by CBRE Advisors LLC, the Investment Advisor, or another firm the Company chooses for that purpose. As of March 31, 2008, the Company had issued 30,907,038 common shares in its initial public offering.

During the three months ended March 31, 2008, the Company repurchased 15,346 common shares under the Company’s Share Redemption Program. There were no common shares repurchased during the three months ended March 31, 2007.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2008 and 2007 (unaudited)

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

The following table reconciles the distributions declared per common share to the distributions paid per common share during the three months ended March 31, 2008 and 2007:

	2008	2007
Distributions declared per common share	$0.144	$0.125
Less: Distributions declared in the current period, and paid in the subsequent period	(0.144)	(0.125)
Add: Distributions declared in the prior period, and paid in the current period	0.144	0.125

Distributions paid per common share	$0.144	$0.125

Distributions paid to shareholders during the three months ended March 31, 2008 and 2007 totaled $4,013,000 and $892,000, respectively.

16. Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, accounts and other receivables, as well as the loan payable, accounts payable and accrued expenses approximate their fair value because of the short-term nature of these instruments. The fair value of payables to related parties is not determinable due to their related party nature. The fair value of notes payable was estimated based on current interest rates available to the Company for debt instruments with similar terms. The interest rate cap is valued quarterly and the net change is recognized in earnings. The interest rate cap has a term of 33 months from August 27, 2007 to May 27, 2010 and has a notional amount of £5,500,000 ($10,915,000 at March 31, 2008) and caps the three month LIBOR at 6.25% during such period. Included in other assets is the fair value of the interest rate cap of $108,000, which includes ($13,000) in earnings for the decrease in fair value of the interest rate cap during the three months ended March 31, 2008.

The following table summarizes our interest rate cap and its estimated fair value at March 31, 2008 (in thousands):

	As of March 31, 2008
	Carrying Value	Total Fair Value	Fair Value Measurements Using:
			Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities):
Interest Rate Cap	$108	$108	$—	$108	$—

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2008 and 2007 (unaudited)

SFAS No. 157 (see Note 2) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the table above, the statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

We use appropriate valuation techniques based on the available inputs to measure the fair values of our assets and liabilities. When available, we measure fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value. The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the table above.

Level 2 Fair Value Measurements

Interest Rate Cap – The fair value of interest rate caps is estimated using internal discounted cash flow calculations based upon forward interest rate curves and quotes obtained from counterparties to the agreements.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2008 and 2007 (unaudited)

17. Commitments and Contingencies

We have agreed to a capital commitment of up to $20,000,000 in CBRE Asia Fund, which extends for 24 months after the close of the final capital commitment. On October 16, 2007, we funded $200,000 of our capital commitment. CBRE Investors, our sponsor, formed CBRE Asia Fund to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. If we and all other currently committed capital investors had funded our entire commitments in CBRE Asia Fund as of March 31, 2008, we would have owned an ownership interest of approximately 5.07% in CBRE Asia Fund. A majority of our trustees (including a majority of our independent trustees) not otherwise interested in this transaction approved the transaction as being fair, competitive and commercially reasonable. CBRE Asia Fund is managed by CB Richard Ellis Investors SP Asia II, LLC or the Fund Manager, a subsidiary of CBRE Investors.

Litigation – From time to time, the Company and its properties may be subject to legal proceedings, which arise in the ordinary course of its business. Currently, neither the Company nor any of its properties are subject to, or threatened with, any legal proceedings for which the outcome is reasonably likely to have a material adverse effect on the results of operations or financial condition of the Company.

Environmental Matters – The Company is not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that the Company believes would require additional disclosure or the recording of a loss contingency.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2008 and 2007 (unaudited)

18. Comprehensive Income (Loss)

U.S. GAAP requires that the effect of foreign currency translation adjustments be classified as comprehensive income (loss). The following table sets forth our comprehensive income (loss) for the three months ended March 31, 2008 and 2007. There were no currency translation adjustments for the three months ended March 31, 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Net Income (Loss)	$583	$(132)
Foreign Currency Translation Loss	(257)	—

Comprehensive Income (Loss)	$326	$(132)

19. Income Taxes

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

The Company has made Taxable REIT Subsidiary (“TRS”) elections for all of its held for sale property subsidiaries. The elections, effective for the tax year beginning January 1, 2007 and future years, were made pursuant to section 856(I) of the Internal Revenue Code. The Company’s TRS is subject to corporate level income taxes which are recorded in the Company’s consolidated financial statements. The Company’s TRS includes all of the held for sale properties at March 31, 2008.

The following table reconciles net income available to common shareholders to taxable income available to common shareholders for the three months ended March 31, 2008 (in thousands):

Net Income Available from TRS(1)	$504
Less: Tax Depreciation and Amortization	(438)
Add: Receipts of Prepaid Rent	72

Taxable Income for TRS	$138

(1)

Net income available from the TRS is comprised of income from discontinued operations of $993,000 (before tax provision for income taxes of $112,000) less allocated term loan interest of $317,000, investment management fees of $91,000 and professional fees of $81,000.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2008 and 2007 (unaudited)

The following table summarizes the provision for income taxes of the TRS for the three months ended March 31, 2008 (in thousands):

Current	$48
Deferred	64

Total Provision for Income Taxes	$112

The following table reconciles the provision for income taxes of the TRS for the three months ended March 31, 2008 to the amount computed by applying the Federal Corporate tax rate (in thousands):

Federal Income Taxes at Statutory Federal Rate for Taxable REIT Subsidiary	$171
State Income Taxes	23
Earnings not Subject to Federal Income Taxes and Other	(82)

Total Provision for Income Taxes	$112

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

The following table summarizes the tax effects of temporary differences of the TRS included in the accounts payable and accrued expenses as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Net Deferred Tax Liability, resulting primary from differences in depreciation and amortization in real property	$(281)	$(217)

In addition, we have incurred income and other taxes related to our continuing operations in the amount of $59,000 for franchise, local and state government, California, Georgia, Texas and North Carolina, and United Kingdom taxes impacting our operating properties during the three months ended March 31, 2008.

20. Subsequent Events

From April 1, 2008 through May 2, 2008, we received gross proceeds of approximately $26,168,711 from the sale of 2,627,334 common shares in our initial public offering.

On January 28, 2008, American La France LLC (“ALF”), the tenant in the Jedburg Commerce Park Building, filed for Chapter 11 bankruptcy protection. ALF occupies the entire Jedburg Commerce Park Building under a lease that runs through July 31, 2027. The current annual rent is approximately $2,994,000 with 2% annual increases effective each year on August 1, through the end of the lease term. In connection with the lease, we have received an irrevocable stand-by letter of credit totaling $3,000,000 at March 31, 2008 as security for the lease. As of March 31, 2008, ALF owed us $131,000 in unpaid rent. In addition, as of March 31, 2008 and December 31, 2007, we had deferred rent receivables from ALF of $377,000 and $215,000, respectively. Since ALF has filed for Chapter 11 bankruptcy protection, we have continued to receive contractual rent payments in the amount of $249,500 for each of January 2008 through April 2008.

On May 1, 2008, through one of our indirect subsidiaries, we entered into a definitive purchase agreement with an unrelated third party to acquire, subject to customary closing conditions, Enclave on the Lake, located at 1255 Enclave Parkway, in Houston, Texas. The contract purchase price for Enclave on the Lake is $37,250,000 exclusive of transaction costs, financing fees and working capital reserves. We anticipate that the acquisition will be funded from the proceeds of our initial public offering and mortgage financing that we intend to assume in connection with the acquisition. The property consists of a six-story office building with structured and surface parking lots completed in 1999. The office building is 100% leased to SBM Offshore, N.V., a Netherlands based supplier of products and services to the oil and gas industry. While we anticipate this acquisition will close during the second quarter of 2008, this agreement is subject to a number of contingencies and there can be no assurances that this acquisition will transpire.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2008 and 2007 (unaudited)

On May 5, 2008, we entered into a contribution agreement with Duke Realty Limited Partnership, or Duke, to form a joint venture (the “Joint Venture”) to acquire $248,900,500 in industrial real property assets, or the Industrial Portfolio. The Industrial Portfolio consists of six bulk industrial built-to-suit properties that are expected to be contributed to the Joint Venture during 2008.

One property has been recently completed by Duke and is expected to be contributed to the Joint Venture during May 2008. The remaining five properties are currently under construction and will be contributed to the Joint Venture upon completion, lease commencement and the satisfaction of other customary conditions.

We will own an 80% interest and Duke will own a 20% interest in the Joint Venture.

The following table summarizes the properties expected to be contributed to the Joint Venture pursuant to the contribution agreement. None of the properties have an operating history. Closing of the contribution of each property to the Joint Venture is subject to certain contingencies set forth in the contribution agreement and there is no assurance that any of the properties listed below will be contributed to the Joint Venture on the specific terms described therein, or at all.

List of Expected Properties

Location	Property	Tenant	Net Rentable Sq. Ft.	Estimated Closing Date
Phoenix, AZ	Buckeye Logistics Center	Amazon.com	604,678	May 2008
Indianapolis, IN	Anson Building 1	Amazon.com	630,570	November 2008
Hutchins, TX	Unilever Texas	Unilever	822,550	November 2008
Plainfield, IN	Prime Distribution Center	Prime Distribution	1,200,420	November 2008
Jacksonville, FL	Unilever Florida	Unilever	722,210	November 2008
West Jefferson, OH	Kellogg’s	Kellogg’s	1,142,400	December 2008

Upon the closing of the contribution of the first property to the Joint Venture, we will enter into an operating agreement for the Joint Venture with Duke. The term of the Joint Venture will be 10 years, subject to certain conditions. Duke will act as the managing member of the Joint Venture and will be entitled to receive fees in connection with the services it provides to the Joint Venture, including asset management, construction, development, leasing and property management services. Duke will also be entitled to a promoted interest in the Joint Venture. We will have approval rights over all major decisions.

For a period of three years from the date of the operating agreement, the Joint Venture will have the right to acquire additional newly developed bulk industrial built-to-suit properties from Duke if such properties satisfy certain specified conditions. We will retain the right to approve the purchase price of each such property. The total amount of properties (inclusive of the Industrial Portfolio) that may be contributed to the Joint Venture over this period may be up to $800,000,000.

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

As of March 31, 2008, we owned 47 office and industrial properties located in seven states (California, Georgia, Illinois, Massachusetts, North Carolina, South Carolina and Texas) and in the United Kingdom, as well as one undeveloped land parcel in Georgia. In addition, we have an ownership interest in an unconsolidated strategic partnership that, as of March 31, 2008, owned interests in eight properties located in China and Japan.

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

The real estate financing and credit markets experienced significant deterioration since the second half of 2007, resulting in dramatic changes in credit spreads, liquidity and the availability and cost of debt and equity capital. The impact has been most severe in the single-family residential real estate mortgage markets in the United States, but has more recently affected the commercial real estate markets. We believe the real estate financing and credit markets have yet to stabilize. If these conditions persist in 2008 and beyond, debt financing available to us, even with our modest leverage, may have less favorable terms than we would have received in the past, in which case, we may elect to fund acquisitions without, or with minimal, debt. Highly-levered real estate investors, in particular, are now facing significantly-reduced, or even eliminated, availability of funding sources, or at significantly increased cost. As such, under current market conditions and with our modest levels of leverage, we expect to benefit from improved access to attractive investment opportunities and reduced competition to acquire real estate assets.

We commenced operations in July 2004, following an initial private placement of our common shares of beneficial interest. We raised aggregate net proceeds (after commissions and expenses) of approximately $55,500,000 from July 2004 to October 2004 in private placements of our common shares.

On October 24, 2006, we commenced an initial public offering of up to $2,000,000,000 in our common shares, 90% of which are offered at a price of $10.00 per share, and 10% of which are offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor or another firm we choose for that purpose. As of May 2, 2008, we had accepted subscriptions from 7,327 investors, issued 33,534,372 common shares and received $335,076,000 in gross proceeds.

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

As of March 31, 2008, we owned the following properties:

Location	Property	Date Acquired	Year Built	Number of Properties	Approximate Total Acquisition Cost (1)	Net Rentable Sq. Ft.	Occupancy
Domestic
San Diego, CA	REMEC Corporate Campus	9/15/2004	1983	4	$26,667,000	132,685	100.0%
Taunton, MA	300 Constitution Drive	11/3/2004	1998	1	19,805,000	330,000	100.0%
Alpharetta, GA	Deerfield Commons I	6/21/2005	2000	1	19,572,000	121,969	100.0%
Alpharetta, GA	Deerfield Commons II	6/21/2005	—	—	2,262,000	—	—
Richardson, TX	660 North Dorothy	1/9/2006	1997	1	6,836,000	120,000	100.0%
Allen, TX	505 Century	1/9/2006	1997	1	6,095,000	100,000	72.4%
Richardson, TX	631 International	1/9/2006	1998	1	5,407,000	73,112	100.0%
Bolingbrook, IL	Bolingbrook Point III	8/29/2007	2006	1	18,170,000	185,045	100.0%
Spartanburg, SC	Fairforest Bldg. 5	8/30/2007	2006	1	16,968,000	316,491	100.0%
Spartanburg, SC	Fairforest Bldg. 6 (2)	8/30/2007 1/23/2008	2005	1	7,468,000	101,055	100.0%
Spartanburg, SC	Fairforest Bldg. 7	8/30/2007	2006	1	5,626,000	101,459	0.0%
Spartanburg, SC	HJ Park Bldg. 1	8/30/2007	2003	1	4,216,000	70,000	100.0%
Charleston, SC	North Rhett I	8/30/2007	1973	1	10,302,000	284,750	100.0%
Charleston, SC	North Rhett II	8/30/2007	2001	1	7,073,000	101,705	100.0%
Charleston, SC	North Rhett III (2)	8/30/2007 1/23/2008	2002	1	4,812,000	79,972	100.0%
Charleston, SC	North Rhett IV	8/30/2007	2005	1	17,060,000	316,040	100.0%
Charleston, SC	Jedburg Commerce Park	8/30/2007	2007	1	41,967,000	512,686	100.0%
Charleston, SC	Mount Holly Building	8/30/2007	2003	1	6,208,000	100,823	100.0%
Charleston, SC	Orangeburg Park Bldg.	8/30/2007	2003	1	5,474,000	101,055	100.0%
Charlotte, NC	Kings Mountain I (2)	8/30/2007 1/23/2008	1998	1	5,497,000	100,000	100.0%
Charlotte, NC	Kings Mountain II	8/30/2007	2002	1	11,311,000	301,400	100.0%
Winston-Salem, NC	Union Cross Bldg. I	8/30/2007	2005	1	6,585,000	100,853	100.0%
Winston-Salem, NC	Union Cross Bldg. II	8/30/2007	2005	1	17,216,000	316,130	100.0%
Lewisville, TX	Lakeside Office Center	3/5/2008	2006	1	17,949,000	98,750	96.0%
Charlotte, NC	Kings Mountain III	3/14/2008	2007	1	25,654,000	541,910	0.0%

Total				27	316,200,000	4,607,890	85.35%

International
Coventry, UK	602 Central Blvd.	4/27/2007	2001	1	23,847,000	49,985	100.0%
Reading, UK	Thames Valley Five	3/20/2008	1998	1	29,335,000	40,468	100.0%

Total				2	53,182,000	90,453	100.0%

Real Estate Held for Sale
Spartanburg, SC	Fairforest Bldgs 1-4	8/30/2007	1999-2001	4	20,947,000	355,794	100.0%
Spartanburg, SC	Highway 290 Commerce Pk Bldgs	8/30/2007 9/24/2007 11/1/2007	1993-1996	5	21,204,000	473,050	78.9%
Spartanburg, SC	Orchard Business Park 1 & 2	8/30/2007 11/1/2007	1994	2	2,271,000	50,000	65.0%
Spartanburg, SC	Greenville/Spartanburg Ind. Pk	8/30/2007	1990	1	3,581,000	67,375	100.0%
Spartanburg, SC	Community Cash Complex 1-5	8/30/2007	1960-1984	5	8,648,000	552,904	70.5%
Spartanburg, SC	Cherokee Corporate Park	8/30/2007	2000	1	3,928,000	60,000	100.0%

Total				18	60,579,000	1,559,123	82.02%

Grand Total				47	$429,961,000	6,257,466	84.73%

(1)	Acquisition cost represents the purchase price inclusive of customary closing costs and acquisition fees.
(2)	Includes the purchase prices of adjacent land parcels acquired on January 23, 2008.

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

Real Estate Purchase Price Allocation

We allocate the purchase price to tangible assets of an acquired property (which includes land, building and tenant improvements) based on the estimated fair values of those tangible assets, assuming the building was vacant. Estimates of fair value for land are based on factors such as comparisons to other properties sold in the same geographic area, adjusted for unique characteristics. Estimates of fair values of buildings and tenant improvements are based on present values determined based upon the application of hypothetical leases with market rates and terms.

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

Subject to certain limitations, we are obligated to reimburse the Investment Advisor for the organizational and offering costs incurred on our behalf. This treatment is consistent with Staff Accounting Bulletin, or SAB, Topic 1.B.1, which requires that we include all of the costs associated with our operations and formation in our financial statements. These costs will then be analyzed and segregated between those which are organizational in nature, those which are offering-related salaries and other general and administrative expenses of the Investment Advisor and its affiliates, and those which qualify as offering expenses in accordance with SAB Topic 5.A. Organizational costs are expensed as incurred in accordance with AICPA Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. Offering costs in the amount of $4,736,000 and $1,530,000 were incurred during the three months ended March 31, 2008 and 2007, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Offering costs incurred through March 31, 2008 totaled $30,145,000. Of the total amount, $25,000,000 was incurred to CNL Securities Corp., as dealer manager; $3,969,000 was incurred to CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor; $78,000 was incurred to the Investment Advisor for reimbursable marketing costs and $1,098,000 was incurred to other service providers. Each party will be paid the amount incurred from proceeds of the public offering. As of March 31, 2008 and December 31, 2007, the accrued offering costs payable to related parties included in our consolidated balance sheets were $4,443,000 and $5,241,000, respectively. Offering costs payable to unrelated parties of $163,000 at March 31, 2008 was included in accounts and payable accrued expenses.

The Investment Advisor earned investment management fees of $681,000 and $237,000 for the three months ended March 31, 2008 and 2007, respectively, and waived investment management fees of $311,000 for the three months ended March 31, 2008. In connection with services provided to the Investment Advisor, CNL Fund Management Company, the Sub-Advisor and affiliate of the Dealer Manager pursuant to a sub-advisory agreement dated August 21, 2006, was paid by the Investment Advisor $94,000 and $33,000 for the three months ended March 31, 2008 and 2007, respectively.

The Investment Advisor earned acquisition fees of $715,000 for the three months ended March 31, 2008. There were no fees earned for the three months ended March 31, 2007. In connection with services provided to the Investment Advisor, the Sub-Advisor, pursuant to a sub advisory agreement, was paid by the Investment Advisor $134,000 in acquisition fees for the three months ended March 31, 2008. These fees have been capitalized to investments in real estate and related intangibles.

Discontinued Operations and Real Estate Held for Sale

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”), the income or loss and net gain on dispositions of operating properties and the income or loss on all properties classified as held for sale are reflected in the consolidated statements of operations as discontinued operations for all periods presented. A property is classified as held for sale when certain criteria, as set forth under SFAS No. 144, are met. At such time, we present the respective assets and liabilities separately on the balance sheet and cease to record depreciation and amortization expense. Properties held for sale are reported at the lower of their carrying value or their estimated current sales value less costs to sell. As of March 31, 2008, we had 18 buildings classified as held for sale (see Notes 5 and 6).

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

Accounting Pronouncements Adopted January 1, 2008

Effective January 1, 2008, we adopted, on a prospective basis, SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) as amended by FASB Staff Position SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS No. 157-1”) and FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS No. 157-2”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. SFAS No. 157 applies prospectively to all other accounting pronouncements that require or permit fair value measurements. FSP FAS No. 157-1 amends SFAS No. 157 to exclude from the scope of SFAS No. 157 certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases.” FSP FAS No. 157-2 amends SFAS No. 157 to defer the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008.

The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. Management is evaluating the impact that SFAS No. 157 will have on our non-financial assets and non-financial liabilities since the application of SFAS No. 157 for such items was deferred to January 1, 2009. We believe that the impact of these items will not be material to our consolidated financial statements. Assets and liabilities typically recorded at fair value on a non-recurring basis to which we have not yet applied SFAS No. 157 due to the deferral of SFAS No. 157 for such items include:

•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination;

•	Long-lived assets measured at fair value due to an impairment assessment under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets;” and

•	Asset retirement obligations initially measured under SFAS No. 143, “Accounting for Asset Retirement Obligations.”

Effective January 1, 2008, we adopted, on a prospective basis, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements since we did not elect to apply the fair value option for any of our eligible financial instruments or other items on the January 1, 2008 effective date.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS No. 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. We anticipate that the adoption of SFAS No. 141 (R) will only have an impact on our financial statements in so far as we will not be able to capitalize indirect deal costs to our acquisitions.

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). This new standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008. We believe that the adoption of SFAS No. 161 will not have a material impact on our financial statement disclosures since we do not currently have any derivative instruments.

Rental Operations

We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, management fees and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our company level general and administrative expenses. The following tables compare the net operating income for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31
	2008	2007
Domestic Properties
Revenues:
Rental	$5,327	$1,683
Tenant Reimbursements	1,035	485

	6,362	2,168

Property and Related Expenses:
Operating and Maintenance	451	214
General and Administrative	44	56
Property Management Fee to Related Party	62	9
Property Taxes	631	295

	1,188	574

Net Operating Income	5,174	1,594

International Properties
Revenues:
Rental	487	—
Tenant Reimbursements	34	—

	521	—

Property and Related Expenses:
Operating and Maintenance	32	—
Property Management Fee to Related Party	2	—

	34	—

Net Operating Income	487	—

Total Reportable Segments
Revenues:
Rental	5,814	1,683
Tenant Reimbursements	1,069	485

	6,883	2,168

Property and Related Expenses:
Operating and Maintenance	483	214
General and Administrative	44	56
Property Management Fee to Related Party	64	9
Property Taxes	631	295

	1,222	574

Net Operating Income(1)	5,661	1,594

Reconciliation of Non-GAAP Measure to Consolidated Net Loss
Total Segment Net Operating Income	5,661	1,594
Interest and Other Income	796	264

	6,457	1,858

Interest Expense	2,406	446
General and Administrative	364	167
Investment Management Fee to Related Party	681	237
Depreciation and Amortization	3,151	1,143

Loss From Continuing Operations Before Income Taxes, Minority Interest and Equity in Loss of Unconsolidated Entity	(145)	(135)
Minority Interest	2	3
Provision for Income Taxes	(59)	—
Equity in Loss of Unconsolidated Entity	(96)	—

Loss from Continuing Operations	(298)	(132)
Income from Discontinued Operation	881	—

Net Income (Loss)	$583	$(132)

(1)

Total Reportable Segments net operating income is a Non-GAAP financial measure which may be useful as a supplemental measure for evaluating the relationship of each reporting segment to the combined total. This measure should not be looked as an alternative measure of operating performance to our US GAAP presentations provided.

Consolidated Results of Continuing Operations

Comparison of Three Months Ended March 31, 2008 to Three Months Ended March 31, 2007

Revenues

Rental

Rental revenue increased $4,131,000, or 245%, to $5,814,000 during the three months ended March 31, 2008 compared to $1,683,000 for the three months ended March 31, 2007. The increase was due to the acquisition of 602 Central Blvd., Bolingbrook Point III, the Carolina Portfolio, Lakeside Office Center and Thames Valley Five as well as increased occupancy at Deerfield Commons I.

Tenant Reimbursements

Tenant reimbursements increased $584,000, or 120%, to $1,069,000 for the three months ended March 31, 2008 compared to $485,000 for the three months ended March 31, 2007, primarily as a result of increased tenant operating expense recovery for Deerfield Commons I, Bolingbrook Point III, the Carolina Portfolio and Lakeside Office Center.

Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $269,000, or 126%, to $483,000 for the three months ended March 31, 2008 compared to $214,000 for the three months ended March 31, 2007. The increase was primarily due to the acquisition of Bolingbrook Point III, the Carolina Portfolio and Lakeside Office Center and increased operating expenses at Deerfield Commons I.

Property Taxes

Property tax expense increased $336,000, or 114%, to $631,000 for the three months ended March 31, 2008 compared to $295,000 for the three months ended March 31, 2007. The increase was due to a combination of increased assessments and expenses associated with the Bolingbrook Point III, the Carolina Portfolio and Lakeside Office Center.

Interest

Interest expense increased $1,960,000, or 439%, to $2,406,000 for the three months ended March 31, 2008 compared to $446,000 for the three months ended March 31, 2007 as a result of interest expense associated with the 602 Central Blvd., the Carolina Portfolio and the Bank of America term loan.

General and Administrative

General and administrative expense increased $185,000, or 83%, to $408,000 for the three months ended March 31, 2008 compared to $223,000 for the three months ended March 31, 2007. Of the total increase, $92,000 was due to the increase in general corporate legal expense for the three months ended March 31, 2008 as compared to March 31, 2007; $149,000 was due to the increase in general audit fees and Sarbanes-Oxley assistance fees for the three months ended March 31, 2008 as compared to March 31, 2007, offset by the reductions of directions and officers’ insurance of $35,000 and shareholder servicing fees and reports production costs of $21,000 for the three months ended March 31, 2008 as compared to March 31, 2007.

Property Management Fee and Investment Management Fee

Property management fee and investment management fee increased $499,000, or 203%, to $745,000 for three months ended March 31, 2008 compared to $246,000 for the three months ended March 31, 2007. The increase was due to fees earned relative to the management of 602 Central Blvd., Bolingbrook Point III, the Carolina Portfolio, Lakeside Office Center and Thames Valley Five.

Depreciation and Amortization

Depreciation and amortization expense increased $2,008,000, or 176%, to $3,151,000 for the three months ended March 31, 2008 as compared to $1,143,000 for the three months ended March 31, 2007. The net increase was related to tenant improvement and leasing commission activities at Deerfield Commons I and 660 N. Dorothy and the acquisitions of 602 Central Blvd., Bolingbrook Point III and the Carolina Portfolio.

Interest and Other Income

Interest and other income increased $532,000, or 202%, to $796,000 for the three months ended March 31, 2008 compared to $264,000 for the three months ended March 31, 2007. The increase was due to the investing of our public offering net cash proceeds in interest earning cash equivalents.

Equity in Loss of Unconsolidated Entity

Our October 2007 investment in CBRE Asia Fund resulted in a loss of $96,000 for the three months ended March 31, 2008. There was no comparable activity for the three months ended March 31, 2007.

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

Historical Cash Flows

Our net cash provided by operating activities increased by $3,272,000 to $3,973,000 for the three months ended March 31, 2008, compared to $701,000 for the three months ended March 31, 2007. The increase was due to the acquisitions of 602 Central Blvd., Bolingbrook Point III, the Carolina Portfolio, Lakeside Office Center and Thames Valley Five.

Net cash used in investing activities increased by $72,153,000 to $73,349,000 for the three months ended March 31, 2008, compared to $1,196,000 for the three months ended March 31, 2007. The increase was due to the acquisitions of Carolina land parcels, Lakeside Office Center, Kings Mountain III, and Thames Valley Five during the three months ended March 31, 2008.

Net cash provided by financing activities increased by $30,120,000 to $54,156,000 for the three months ended March 31, 2008, compared to net cash provided by financing activities of $24,036,000 for the three months ended March 31, 2007. The increase was due to the $34,240,000 increase in net proceeds, after offering costs, received from the public offering, offset by increases in distributions to shareholders and minority interest holder of $3,125,000, shareholder redemptions of $127,000, principal payments on notes payable of $830,000, deferred financial costs of $37,000 associated with the Bolingbrook Point III mortgage and reduced security deposits of $1,000.

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

The following table presents our FFO for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Reconciliation of net income (loss) to funds from operations:
Net Income (Loss)	$583	$(132)
Adjustments:
Minority interest	5	(3)
Real estate depreciation and amortization	3,151	1,143

Funds from operations	$3,739	$1,008

Financing

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. Assumption fees and other loan closing costs totaling $765,500 were capitalized as incurred. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The fair value of the loans assumed at acquisition was $62,944,000. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. Principal payments totaling $830,000 were made for the three months ended March 31, 2008. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

In addition, we entered into a credit agreement with Bank of America, N.A. to provide us a $65,000,000 term loan and a $10,000,000 revolving line of credit (collectively, the “Credit Facility”). The one year term loan was fully drawn upon at the closing of the Carolina Portfolio on August 30, 2007. None of the revolving line of credit has been drawn. The Credit Facility matures in August 2008 and interest is payable monthly at a floating rate of LIBOR plus 1.25%, or 3.95% per annum as of March 31, 2008 and 6.10% per annum as of December 31, 2007. Upfront fees and other loan closing cost totaling approximately $229,000 were capitalized as incurred. A fee of 0.2% per annum is accrued on unfunded balances under the revolving line of credit. The loan contains various financial covenants and restrictions including a fixed charge coverage ratio of at least 1.6, as defined in the credit agreement. On November 29, 2007, we repaid a portion of the loan balance in the amount of $20,000,000 using net proceeds from our initial public offering. As of March 31, 2008 and December 31, 2007, the term loan balance was $45,000,000 and we were in compliance with all such covenants and restrictions. The Credit Facility is unsecured, but we are required to repay a proportion of the Credit Facility, as defined in the credit agreement, if any of the unencumbered properties in the Carolina Portfolio, including all of the properties held for sale, are financed or sold.

On April 27, 2007, we, in connection with the acquisition of 602 Central Blvd, entered into a £5,500,000 ($10,915,000 at March 31, 2008) financing arrangement with the Royal Bank of Scotland secured by the property. The loan is for a term of seven years and bears interest at a variable rate of interest, adjusted quarterly, based on three month LIBOR plus 0.67%, or 6.24% and 6.94% per annum as of March 31, 2008 and December 31, 2007, respectively. Interest payments only are due quarterly for the term of the loan with principal due at maturity. The loan agreement requires us to maintain a rate cap agreement pursuant to which we will be protected against an increase in the three month LIBOR over 6.25% through May 27, 2010.

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

Off-Balance Sheet Arrangements

As of March 31, 2008, we had one investment in an unconsolidated entity. This investment is discussed in footnote 4 in the accompanying consolidated financial statements.

Contractual Obligations and Commitments

The following table provides information with respect to our contractual obligations at March 31, 2008 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Note Payable (and interest payments) Collateralized by REMEC Corporate Campus	$(15,577)	$(635)	$(1,269)	$(13,673)	$—
Note Payable (and interest payments) Collateralized by 300 Constitution Drive	(14,372)	(581)	(1,162)	(12,629)	—
Note Payable (and interest payments) Collateralized by Deerfield Commons I	(13,572)	(509)	(1,050)	(1,286)	(10,727)
Note Payable (and interest payments) Collateralized by 602 Central Blvd.	(15,171)	(681)	(1,362)	(1,362)	(11,766)
Note Payable (and interest payments) Collateralized by Bolingbrook Point III	(12,235)	(473)	(947)	(947)	(9,868)
Note Payable (and interest payments) Collateralized by the Carolina Portfolio	(92,607)	(6,980)	(13,961)	(13,961)	(57,705)
Unsecured Loan Payable*	(45,000)	(45,000)	—	—	—

Total	$(208,534)	$(54,859)	$(19,751)	$(43,858)	$(90,066)

*	Excludes interest for this presentation because of the short-term nature of the loan.

As of March 31, 2008, we were committed to pay $4,606,000 in accrued offering costs. The timing of future payments is uncertain.

As of March 31, 2008, we had an unfunded investment commitment in CBRE Asia Fund totaling $19,800,000. The timing of future payments is uncertain.

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

Notes Payable secured by real property are summarized as follows (in thousands):

	Interest Rate as of		Maturity Date	Notes Payable as of
Property	March 31, 2008	December 31, 2007		March 31, 2008	December 31, 2007
REMEC	4.79%	4.79%	November 1, 2011	$13,250	$13,250
300 Constitution	4.84	4.84	April 1, 2012	12,000	12,000
Deerfield Commons I(1)	5.23	5.23	December 1, 2015	9,725	9,725
602 Central Blvd.(2)	6.24	6.94	April 27, 2014	10,915	10,928
Bolingbrook Point III	5.26	5.26	January 1, 2015	9,000	9,000
Fairforest Bldg. 5(3)	6.33	6.33	February 1, 2024	11,077	11,177
Fairforest Bldg. 6(3)	5.42	5.42	June 1, 2019	3,695	3,754
HJ Park—Bldg. 1(3)	4.98	4.98	March 1, 2013	1,348	1,407
North Rhett I(3)	5.65	5.65	August 1, 2019	4,797	4,871
North Rhett II(3)	5.20	5.20	October 1, 2020	2,615	2,652
North Rhett III(3)	5.75	5.15	February 1, 2020	2,135	2,166
North Rhett IV(3)	5.80	5.80	February 1, 2025	11,036	11,132
Mt Holly Bldg.(3)	5.20	5.20	October 1, 2020	2,615	2,652
Orangeburg Park Bldg.(3)	5.20	5.20	October 1, 2020	2,660	2,697
Kings Mountain I(3)	5.27	5.27	October 1, 2020	2,262	2,294
Kings Mountain II(3)	5.47	5.47	January 1, 2020	6,809	6,911
Union Cross Bldg. I(3)	5.50	5.50	July 1, 2021	3,238	3,278
Union Cross Bldg. II(3)	5.53	5.53	June 1, 2021	9,905	10,031

Notes Payable				119,082	119,925
Less Discount				(2,961)	(3,049)

Notes Payable Less Discount				$116,121	$116,876

(1)	Interest only payments are due monthly for the first 60 months of the loan term. Principal and interest payments are due monthly for the remaining 60 months of the loan term.
(2)	Variable interest rate of 6.24% at March 31, 2008, based on three month London Inter-Bank Offering Rate, or LIBOR, plus 0.67%.
(3)

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

The interest rate cap has a term of 33 months from August 27, 2007 to May 27, 2010 and has a notional amount of £5,500,000 ($10,915,000 at March 31, 2008) and caps the three month LIBOR at 6.25% during such period. Included in other assets is the fair value of the interest rate cap of $108,000, which includes ($13,000) in earnings for the decrease in fair value of the interest rate cap during the three months ended March 31, 2008.

The fair value of long-term debt was estimated based on current interest rates available to us for debt instruments with similar terms. The following table summarizes our financial instruments and their calculated fair values at March 31, 2008 and December 31, 2007 (in thousands):

	As of March 31, 2008
	Carrying Value	Total Fair Value

Financial Assets (Liabilities):
Interest Rate Cap	$108	$108
Notes Payable	$(116,121)	$(114,681)

A 100 basis point increase or decrease in interest rates would increase or decrease the fair market value of our notes payable by $5,900,000 at March 31, 2008. In addition, a 100 basis point increase or decrease in interest rates would either increase annual variable interest expense on the 602 Central Boulevard Property by approximately $109,000 (net of the effect of the interest rate cap) or decrease variable interest expense by approximately $109,000.

	As of December 31, 2007
	Carrying Value	Total Fair Value

Financial Assets (Liabilities):
Interest Rate Cap	$121	$121
Notes Payable	$(116,876)	$(114,174)

In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary.

Subsequent Events

From April 1, 2008 through May 2, 2008, we received gross proceeds of approximately $26,168,711 from the sale of 2,627,334 common shares in our initial public offering.

On January 28, 2008, American La France LLC (“ALF”), the tenant in the Jedburg Commerce Park Building, filed for Chapter 11 bankruptcy protection. ALF occupies the entire Jedburg Commerce Park Building under a lease that runs through July 31, 2027. The current annual rent is approximately $2,994,000 with 2% annual increases effective each year on August 1, through the end of the lease term. In connection with the lease, we have received an irrevocable stand-by letter of credit totaling $3,000,000 at March 31, 2008 as security for the lease. As of March 31, 2008, ALF owed us $131,000 in unpaid rent. In addition, as of March 31, 2008 and December 31, 2007 we had deferred rent receivables from ALF of $377,000 and $215,000 respectively. Since ALF has filed for Chapter 11 bankruptcy protection, we have continued to receive rent payments in the amount of $249,500 for each of January 2008 through April 2008.

On May 1, 2008, through one of our indirect subsidiaries, we entered into a definitive purchase agreement with unrelated third party to acquire, subject to customary closing conditions, Enclave on the Lake, located at 1255 Enclave Parkway, in Houston, Texas. The contract purchase price for Enclave on the Lake is $37,250,000 exclusive of transaction costs, financing fees and working capital reserves. We anticipate that the acquisition will be funded from the proceeds of our initial public offering and mortgage financing that we intend to assume in connection with the acquisition. The property consists of a six-story office building with structured and surface parking lots completed in 1999. The office building is 100% leased to SBM Offshore, N.V., a Netherlands based supplier of products and services to the oil and gas industry. While we anticipate this acquisition will close during the second quarter of 2008, this agreement is subject to a number of contingencies and there can be no assurances that this acquisition will transpire.

On May 5, 2008, we entered into a contribution agreement with Duke Realty Limited Partnership, or Duke, to form a joint venture (the “Joint Venture”) to acquire $248,900,500 in industrial real property assets, or the Industrial Portfolio. The Industrial Portfolio consists of six bulk industrial built-to-suit properties that are expected to be contributed to the Joint Venture during 2008.

One property has been recently completed by Duke and is expected to be contributed to the Joint Venture during May 2008. The remaining five properties are currently under construction and will be contributed to the Joint Venture upon completion, lease commencement and the satisfaction of other customary conditions.

We will own an 80% interest and Duke will own a 20% interest in the Joint Venture.

The following table summarizes the properties expected to be contributed to the Joint Venture pursuant to the contribution agreement. None of the properties have an operating history. Closing of the contribution of each property to the Joint Venture is subject to certain contingencies set forth in the contribution agreement and there is no assurance that any of the properties listed below will be contributed to the Joint Venture on the specific terms described therein, or at all.

List of Expected Properties

Location	Property	Tenant	Net Rentable Sq. Ft.	Estimated Closing Date
Phoenix, AZ	Buckeye Logistics Center	Amazon.com	604,678	May 2008
Indianapolis, IN	Anson Building 1	Amazon.com	630,570	November 2008
Hutchins, TX	Unilever Texas	Unilever	822,550	November 2008
Plainfield, IN	Prime Distribution Center	Prime Distribution	1,200,420	November 2008
Jacksonville, FL	Unilever Florida	Unilever	722,210	November 2008
West Jefferson, OH	Kellogg’s	Kellogg’s	1,142,400	December 2008

Upon the closing of the contribution of the first property to the Joint Venture, we will enter into an operating agreement for the Joint Venture with Duke. The term of the Joint Venture will be 10 years, subject to certain conditions. Duke will act as the managing member of the Joint Venture and will be entitled to receive fees in connection with the services it provides to the Joint Venture, including asset management, construction, development, leasing and property management services. Duke will also be entitled to a promoted interest in the Joint Venture. We will have approval rights over all major decisions.

For a period of three years from the date of the operating agreement, the Joint Venture will have the right to acquire additional newly developed bulk industrial built-to-suit properties from Duke if such properties satisfy certain specified conditions. We will retain the right to approve the purchase price of each such property. The total amount of properties (inclusive of the Industrial Portfolio) that may be contributed to the Joint Venture over this period may be up to $800,000,000.

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

Disclosure Controls and Procedures

We have formally adopted a policy for disclosure controls and procedures that provides guidance on the evaluation of disclosure controls and procedures and is designed to ensure that all corporate disclosure is complete and accurate in all material respects and that all information required to be disclosed in the periodic reports submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods and in the manner specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Also, we have an investment in an unconsolidated entity. As we do not control this entity, our disclosure controls and procedures with respect to this entity is necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

Changes in Internal Controls Over Financial Reporting

No changes in internal control over financial reporting occurred during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any material legal proceeding as of March 31, 2008.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

None.

Use of Proceeds from Sale of Registered Securities

During the quarter ended March 31, 2008, we did not sell any equity securities that are not registered under the Securities Act of 1933, as amended, and we repurchased 15,346 common shares.

The registration statement relating to our initial public offering (No. 333-127405) was declared effective on October 24, 2006. CNL Securities Corp. is the Dealer Manager of our offering. The registration statement covers up to $2,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by CBRE Advisors LLC, the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From October 24, 2006 (effective date) through March 31, 2008, we received gross offering proceeds of approximately $308,907,000 from the sale of 30,907,038 shares. After payment of approximately $3,335,000 in acquisition fees, payment of approximately $13,396,000 in selling commissions, $4,375,000 in dealer manager fees, $2,222,000 in marketing support fees and payment of approximately $10,152,000 in organization and offering expenses, as of March 31, 2008, we had raised aggregate net offering proceeds of approximately $275,427,000.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CB RICHARD ELLIS REALTY TRUST

Date: May 15, 2008	/s/JACK A. CUNEO
Jack A. Cuneo
President and Chief Executive Officer

Date: May 15, 2008	/s/LAURIE ROMANAK
Laurie Romanak
Chief Financial Officer