Form 10-Q
period 2008-06-30
CB RICHARD ELLIS REALTY TRUST
filed 2008-08-14
CIK 1297587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares outstanding of the registrant’s common shares, $0.01 par value, was 48,926,245 as of August 1, 2008

CB RICHARD ELLIS REALTY TRUST

PART I.

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Balance Sheets

as of June 30, 2008 and December 31, 2007 (unaudited)

(In Thousands, Except Share Data)

	June 30, 2008	December 31, 2007
ASSETS:
Investments in Real Estate:
Land	$63,561	$48,966
Site Improvements	22,381	17,901
Buildings and Improvements	234,678	183,268
Tenant Improvements	10,721	9,449

	331,341	259,584
Less: Accumulated Depreciation and Amortization	(11,242)	(7,233)

Net Investments in Real Estate	320,099	252,351
Investments in Unconsolidated Entities	35,417	101
Real Estate and Other Assets Held for Sale	61,169	61,100
Cash and Cash Equivalents	105,092	77,554
Restricted Cash	232	430
Accounts and Other Receivables	1,135	1,445
Deferred Rent	1,886	1,196
Acquired Above Market Leases, Net of Accumulated Amortization of $1,435 and $921, respectively	11,966	11,735
Acquired In-Place Lease Value, Net of Accumulated Amortization of $11,191 and $8,181, respectively	29,702	26,324
Deferred Financing Costs, Net of Accumulated Amortization of $463 and $267, respectively	1,351	1,369
Lease Commissions, Net of Accumulated Amortization of $72 and $46, respectively	292	180
Other Assets	4,488	1,021

Total Assets	$572,829	$434,806

LIABILITIES AND SHAREHOLDERS’ EQUITY:
LIABILITIES:
Notes Payable, less discount of $2,873 and $3,049, respectively	$130,350	$116,876
Loan Payable	45,000	45,000
Liabilities Related to Real Estate and Other Assets Held for Sale	1,100	729
Security Deposits	201	155
Accounts Payable and Accrued Expenses	4,332	3,891
Accrued Offering Costs Payable to Related Parties	4,864	5,241
Distributions Payable	5,907	4,013
Acquired Below Market Leases, Net of Accumulated Amortization of $2,637 and $1,696, respectively	15,840	11,895
Property Management Fee Payable to Related Party	59	50
Investment Management Fee Payable to Related Party	277	429

Total Liabilities	207,930	188,279
MINORITY INTEREST:	1,427	1,495
SHAREHOLDERS’ EQUITY:
Common Shares of Beneficial Interest, $0.01 par value, 990,000,000 shares authorized; 45,634,077 and 31,076,709 issued and outstanding, respectively	456	311
Additional Paid-in-Capital	393,932	264,954
Accumulated Deficit	(30,967)	(20,274)
Accumulated Other Comprehensive Income	51	41

Total Shareholders’ Equity	363,472	245,032

Total Liabilities and Shareholders’ Equity	$572,829	$434,806

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)

(In Thousands, Except Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES:
Rental	$6,722	$1,974	$12,536	$3,657
Tenant Reimbursements	1,261	464	2,330	949

	7,983	2,438	14,866	4,606

EXPENSES:
Operating and Maintenance	587	221	1,070	435
Property Taxes	816	295	1,447	590
Interest	2,344	572	4,750	1,018
General and Administrative	983	521	1,392	744
Property Management Fee to Related Party	70	11	134	20
Investment Management Fee to Related Party	798	262	1,479	499
Depreciation and Amortization	3,889	1,327	7,039	2,470

	9,487	3,209	17,311	5,776

INTEREST AND OTHER INCOME	534	774	1,330	1,038

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(970)	3	(1,115)	(132)
MINORITY INTEREST	5	1	7	4
PROVISION FOR INCOME TAXES—CONTINUING OPERATIONS	(81)	—	(140)	—
EQUITY IN LOSS OF UNCONSOLIDATED ENTITIES	(180)	—	(276)	—

(LOSS) INCOME FROM CONTINUING OPERATIONS	(1,226)	4	(1,524)	(128)
DISCONTINUED OPERATIONS
Revenues	1,340	—	2,701	—
Expenses	306	—	613	—
Property Management Fee to Related Party	35	—	89	—
Minority Interest	3	—	10	—
Provision for Income Taxes	255	—	367	—

INCOME FROM DISCONTINUED OPERATIONS	741	—	1,622	—

NET (LOSS) INCOME	$(485)	$4	$98	$(128)

Basic and Diluted Loss from Continuing Operations per Share	$(0.03)	$—	$(0.04)	$(0.01)
Basic and Diluted Income from Discontinued Operations per Share	0.02	—	0.04	—

Basic and Diluted Net Loss per Share	$(0.01)	$—	$—	$(0.01)

Weighted Average Common Shares Outstanding—Basic and Diluted	40,139,105	14,483,988	37,083,587	11,751,023

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2008 and 2007 (unaudited)

(In Thousands)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$98	$(128)
Adjustments to Reconcile Net Income (Loss) to Net Cash Flows Provided by Operating Activities:
Equity in Loss of Unconsolidated Entities	276	—
Minority Interest	3	(4)
Depreciation and Amortization of Building and Improvements	4,006	1,065
Amortization of Deferred Financing Costs	196	33
Amortization of Acquired In-Place Lease Value	3,006	1,395
Amortization of Above and Below Market Leases	(427)	(129)
Amortization of Lease Commissions	27	13
Amortization of Discount on Notes Payable	176	—
Deferred Income Taxes	347	—
Changes in Assets and Liabilities:
Accounts and Other Receivables	310	8
Deferred Rent	(690)	(108)
Other Assets	(253)	108
Accounts Payable and Accrued Expenses	321	100
Investment Management and Property Management Fees Payable to Related Party	(143)	(59)

Net Cash Flows Provided By Operating Activities	7,253	2,294

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate Property	(73,260)	(23,649)
Investment in Real Estate Held for Sale	(23)
Investments in Unconsolidated Entities	(35,406)
Purchase Deposit	(3,799)	(2,213)
Restricted Cash	198	—
Lease Commissions	(150)	(76)
Improvements to Investments in Real Estate	(168)	(171)

Net Cash Flows Used in Investing Activities	(112,608)	(26,109)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Common Shares – Public Offering and Dividend Reinvestment	147	117
Proceeds from Additional Paid-in-Capital – Public Offering and Dividend Reinvestment	141,333	114,065
Redemption of Common Shares	(1,515)	(283)
Payment of Public Offering Costs	(11,219)	(8,286)
Payment of Distributions	(8,897)	(2,015)
Distribution to Minority Interest	(71)	(62)
Proceeds from Note Payable	14,865	10,945
Principal Payments on Notes Payable	(1,671)	—
Deferred Financing Costs	(178)	(98)
Security Deposits	46	43

Net Cash Flows Provided by Financing Activities	132,840	114,426

EFFECT OF FOREIGN CURRENCY TRANSLATION:	53	(2)

Net Increase in Cash and Cash Equivalents	27,538	90,609
Cash and Cash Equivalents, Beginning of Period	77,554	14,021

Cash and Cash Equivalents, End of Period	$105,092	$104,630

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period for Interest	$4,262	$861
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Distributions Declared and Payable	$5,907	$1,992
Application of Deposit to Purchase Price of Carolina Portfolio	$551	$—
Accrued Acquisition Costs Related to Real Property	$143	$—

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statement of Shareholders’ Equity

For the Six Months Ended June 30, 2008 (unaudited)

(In Thousands, Except Share Data)

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2008	31,076,709	$311	$264,954	$(20,274)	$41	$245,032
Net Income	—	—	—	98	—	98
Foreign Currency Translation Loss	—	—	—	—	10	10

Total Comprehensive Income	—	—	—	98	10	108

Net Contributions From Public Offering of Common Shares, $0.01 Par Value	14,731,984	147	141,333	—	—	141,480
Costs Associated with Public Offering	—	—	(10,842)	—	—	(10,842)
Redemption of Common Shares	(174,616)	(2)	(1,513)	—	—	(1,515)
Distributions	—	—	—	(10,791)	—	(10,791)

Balance at June 30, 2008	45,634,077	$456	$393,932	$(30,967)	$51	$363,472

See accompanying notes to condensed consolidated financial statements

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)

1. Organization and Nature of Business

CB Richard Ellis Realty Trust (the “Company”) was formed on March 30, 2004 under the laws of the state of Maryland. CBRE Operating Partnership, L.P. (“CBRE OP”) was formed in Delaware on March 30, 2004, with the Company as the sole general partner (the “General Partner”). The Company has elected to be taxed as a Real Estate Investment Trust (“REIT”) under sections 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with its taxable period ended December 31, 2004. The Company was incorporated to raise capital and acquire ownership interests in high quality real estate properties, including office, retail, industrial, and multi-family residential properties, as well as other real estate-related assets. CBRE OP was formed as a holding company to own investment interests in properties and other assets, as well as for the purpose of operating these investment interests. This structure is commonly known in the real estate industry as an umbrella partnership REIT.

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

The registration statement relating to our initial public offering was declared effective on October 24, 2006. CNL Securities Corp., a related party, is the dealer manager of our offering. The registration statement covers up to $2,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by CBRE Advisors LLC, the Investment Advisor, or another firm we choose for that purpose. During the period October 24, 2006 through June 30, 2008, the Company issued 38,911,634 additional common shares of beneficial interest.

The Company operates in an umbrella partnership REIT structure in which its majority-owned subsidiary, CBRE OP, owns, directly or indirectly, substantially all of the properties acquired on behalf of the Company. The Company, as the sole general partner of CBRE OP, owns approximately 99.46% of the class A partnership units therein. REIT Holdings, an affiliate of the Investment Advisor, holds the remaining interest through 246,361 class A partnership units representing approximately a 0.54% ownership interest in the total class A partnership units as of June 30, 2008. In exchange for services provided to the Company relating to its formation and future services, REIT Holdings also owns a class B limited partnership interest (“class B interest”). The Investment Advisor is affiliated with the Company in that the two entities have common officers some of whom also own equity interests in the Investment Advisor and the Company. All business activities of the Company are managed by the Investment Advisor.

Unless the context otherwise requires or indicates, references to “CBRE REIT,” “we,” “our,” and “us” refer to the activities of and the assets and liabilities of the business and operations of the Company and its subsidiaries.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“U.S. GAAP”) and the rules applicable to Form 10-Q and reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Certain information and footnotes required for annual financial statement presentation have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our interim financial statements do not include all of the information and disclosures required under U.S. GAAP for complete financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with our current Annual Report on Form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2007.

Principles of Consolidation

Because we are the sole general partner of CBRE OP and the owner of Carolina TRS and have majority control over their management and major operating decisions, the accounts of CBRE OP and Carolina TRS are consolidated in our financial statements. The interests of REIT Holdings are reflected in minority interest in the accompanying condensed consolidated financial statements. All significant inter-company accounts and transactions are eliminated in consolidation. CB Richard Ellis Investors, LLC (“CBRE Investors”), an affiliate of the Investment Advisor, also owns an interest in us through its ownership of 243,229 common shares of beneficial interest at June 30, 2008 and December 31, 2007.

Investments in Unconsolidated Entities

Our determination of the appropriate accounting method with respect to our investments in CB Richard Ellis Strategic Partners Asia II-A, L.P. (“CBRE Strategic Partners Asia”), which is considered a Variable Interest Entity (“VIE”), is based on Financial Accounting Standards Board, or FASB, Interpretation No. 46 (revised in December 2003), “ Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51 “ (“FIN46R”). We account for this VIE, of which we are not the primary beneficiary, under the equity method of accounting.

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

With respect to our majority limited membership interest in the Duke/Hulfish, LLC joint venture (the “Duke joint venture”), we considered EITF 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” in determining that we did not have control over the financial and operating decisions of such entity due to the existence of substantive participating rights held by the minority limited member who is also the managing member of the Duke joint venture.

We carry our investments in CBRE Strategic Partners Asia and the Duke joint venture on the equity method of accounting because we have the ability to exercise significant influence (but not control) over operating and financial policies of each such entity. We eliminate transactions with such equity method entity to the extent of our ownership in each such entity. Accordingly, our share of net income (loss) of these equity method entities is included in consolidated net income (loss). Under the equity method, impairment losses are recognized upon evidence of other-than-temporary losses of value.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)

Segment Information

Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for disclosure about operating segments and related disclosure about products and services, geographic areas and major customers. We currently operate in two geographic areas, the United States and the United Kingdom. We view our operations as two reportable segments, a Domestic segment and an International segment (which are each comprised of aggregated operating segments), which participate in the acquisition, development, ownership, and operation of high quality real estate in their respective regions.

Cash Equivalents

We consider short-term investments with maturities of three months or less when purchased to be cash equivalents. As of June 30, 2008 and December 31, 2007, cash equivalents consisted primarily of investments in money market funds.

Restricted Cash

Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of June 30, 2008 and December 31, 2007, our restricted cash balance was $232,000 and $430,000, respectively, which represents amounts set aside as impounds for future property tax payments as required by our agreements with our lenders.

Discontinued Operations and Real Estate Held for Sale

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”), the income or loss and net gain on dispositions of operating properties and the income or loss on all properties classified as held for sale are reflected in the consolidated statements of operations as discontinued operations for all periods presented. A property is classified as held for sale when certain criteria, as set forth under SFAS No. 144, are met. At such time, we present the respective assets and liabilities separately on the balance sheet and cease to record depreciation and amortization expense. Properties held for sale are reported at the lower of their carrying value or their estimated current sales value less costs to sell. As of June 30, 2008 and December 31, 2007, we had 18 properties classified as held for sale (see Notes 5 and 6).

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)

Accounting for Derivative Financial Investments and Hedging Activities

We account for our derivative and hedging activities, if any, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities “ (“SFAS No. 133”) as amended, which requires all derivative instruments to be carried at fair value on the balance sheet. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. We periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within shareholders’ equity. Calculation of a fair value of derivative instruments also requires management to use estimates. Amounts will be reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No. 133. The changes in fair value hedges are accounted for by recording the fair value of the derivative instruments on the balance sheet as either assets or liabilities, with the corresponding amount recorded in current period earnings.

Investments in Real Estate

Our investment in real estate is stated at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Buildings and Improvements	39 years
Site Improvements	15 years
Tenant Improvements	Shorter of the useful lives or the terms of the related leases

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred. As of June 30, 2008 and December 31, 2007, we owned 47 and 44 real estate investments, respectively.

On January 23, 2008, we acquired land parcels located in North Carolina and South Carolina. The purchase price was $857,000 including transaction costs and acquisition fees. The purchase price was allocated to Fairforest Bldg. 6 located in Spartanburg, SC ($584,000), North Rhett III located in Charleston, SC ($69,000) and Kings Mountain I located in Charlotte, NC ($204,000).

On March 5, 2008, we acquired Lakeside Office Center, a multi-tenant office building, located in Lewisville, TX. The purchase price was approximately $17,965,000 including transaction costs and acquisition fees.

On March 14, 2008, we acquired Kings Mountain III, a warehouse distribution building, located in Charlotte, NC. The purchase price was approximately $25,662,000 including transaction costs and acquisition fees.

On March 20, 2008, we acquired Thames Valley Five, a single tenant office building, located in Reading, United Kingdom. The purchase price was approximately £14,698,000 ($29,463,000) including transaction costs and acquisition fees.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)

Other Assets

Other assets consist primarily of purchase deposits paid in connection with future acquisitions that have not yet been applied to investments in real estate or investments in unconsolidated entities, and prepaid insurance. Other assets will be amortized to expense or reclassified to other asset accounts upon being put into service in future periods.

Other assets include the following as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Purchase deposit	$3,799	$551
Prepaid insurance	246	315
Interest rate cap at fair value	80	121
Other	363	34

Total	$4,488	$1,021

Concentration of Credit Risk

Our properties are located throughout the United States and in the United Kingdom. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, and social factors affecting the communities in which the tenants operate. Our credit risk relates primarily to cash, restricted cash, and interest rate cap agreements. Cash accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. We have not experienced any losses to date on its invested cash and restricted cash. The interest rate cap agreements create credit risk. Credit risk arises from the potential failure of counterparties to perform in accordance with the terms of their contracts. Our risk management policies define parameters of acceptable market risk and limit exposure to credit risk. Credit exposure resulting from derivative financial instruments is represented by their fair value amounts, increased by an estimate of potential adverse position exposure arising from changes over time in interest rates, maturities, and other relevant factors. We do not anticipate nonperformance by any of our counterparties.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)

Minority Interest in the Operating Partnership

The interest in CBRE OP not owned by us, which is reflected as minority interest as of June 30, 2008 and December 31, 2007, represents 0.54% and 0.79%, respectively, of the Operating Partnership. Of the 246,341 operating partnership units held as minority interest as of June 30, 2008 and December 31, 2007, 246,341 operating partnership units were exchangeable on a one for one basis for common shares of CBRE REIT, with an estimated aggregate fair value of $2,463,000, based on the gross selling price of $10.00 per share of CBRE REIT’s common shares in our initial public offering.

Impairment of Long-Lived Assets

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Management believes no impairment in the net carrying values of the investments in real estate has occurred as of June 30, 2008.

Purchase Accounting for Acquisition of Investments in Real Estate

We apply purchase accounting to all acquired real estate investments. The purchase price of the real estate is allocated to the acquired tangible assets, consisting primarily of land, building and tenant improvements and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, value of tenant relationships and acquired ground leases, based in each case on their fair values. Loan premiums, in the case of above-market rate loans, or loan discounts, in the case of below-market loans, will be recorded based on the fair value of any loans assumed in connection with acquiring the real estate.

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

For the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)

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

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable period ended December 31, 2004. To qualify as a REIT, we must distribute annually at least 90% of its adjusted taxable income, as defined in the Code, to its shareholders and satisfy certain other organizational and operating requirements. We generally will not be subject to U.S. federal income taxes if it distributes 100% of its taxable income for each year to its shareholders. If we fail to qualify as a REIT in any taxable year, it will be subject to U.S. federal income taxes (including any applicable alternative minimum tax) on its taxable income at regular corporate rates and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and to U.S. federal income taxes and excise taxes on its undistributed taxable income. We believe that we have met all of the REIT distribution and technical requirements for the six months ended June 30, 2008 and the year ended December 31, 2007. Management intends to continue to adhere to these requirements and maintain our REIT status.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)

Revenue Recognition

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $8,353,000 as security for such leases at June 30, 2008 and December 31, 2007.

Reimbursements from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes, insurance and other recoverable costs, are recognized as revenue in the period the expenses are incurred. Tenant reimbursements are recognized and presented in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“Issue 99-19”). Issue 99-19 requires that these reimbursements be recorded on a gross basis, when we are the primary obligor with respect to incurring expenses and with respect to having the credit risk.

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. Our management did not consider it necessary to have an allowance for uncollectible rent receivables as of June 30, 2008 and December 31, 2007.

Offering Costs

Offering costs totaling $6,106,000 and $7,628,000 were incurred during the three months ended June 30, 2008 and 2007, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Offering costs incurred through June 30, 2008 totaled $36,251,000. Of the total amount, $30,661,000 was incurred to CNL Securities Corp., as dealer manager; $3,969,000 was incurred to CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor; $92,000 was incurred to the Investment Advisor for reimbursable marketing costs and $1,529,000 was incurred to other service providers. Each party will be paid the amount incurred from proceeds of the public offering. As of June 30, 2008 and December 31, 2007, the accrued offering costs payable to related parties included in our consolidated balance sheets were $4,864,000 and $5,241,000, respectively. Offering costs payable to unrelated parties of $42,000 at June 30, 2008 was included in accounts payable and accrued expenses.

Deferred Financing Costs and Discounts on Notes Payable

Direct costs incurred in connection with obtaining financing are amortized over the respective term of the loan on a straight-line basis, which approximates the effective interest method.

Discounts on notes payable are amortized to interest expense based on the effective interest method.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)

The carrying value of our United Kingdom assets and liabilities fluctuate due to changes in the exchange rate between the U.S. dollar and the GBP-pound sterling. The exchange rate of the U.S. dollar to the GBP-pound sterling was $1.9922 and $1.9869 as of June 30, 2008 and December 31, 2007, respectively.

Class B Interest – Related Party

Effective July 1, 2004, REIT Holdings, an affiliate of the Investment Advisor, was granted a class B interest in CBRE OP. The class B interest is an equity instrument issued to non-employees in exchange for services. The holder is entitled to receive distributions made by CBRE OP in an amount equal to 15% of all net proceeds of any disposition of properties to be distributed to the partners after subtracting (i) the costs of such distribution, (ii) the amount of equity capital invested in such property which has not been reinvested or returned to the partners, and (iii) an amount equal to 7% annual, uncompounded return on such invested capital. The terms of the termination provision relating to the class B interest were amended to require its forfeiture in the event the Advisor unilaterally terminates the Investment Advisory Agreement. As a result future changes in the fair value of the class B interest will be deferred from recognition in the financial statements until a listing of the common shares on a national securities exchange or a change in a control transaction takes place. Basic net income (loss) per share from continuing operations and discontinued operations is computed by dividing income (loss) from continuing operations and discontinued operations by the weighted average number of common shares outstanding during each period. The computation of diluted net income (loss) from continuing operations and discontinued operations per share further assumes the dilutive effect of stock options, stock warrants and contingently issuable shares, if any. In accordance with SFAS No. 128, “ Earnings Per Share ,” as we have recorded net losses from continuing operations and net income from discontinued operations for the six months ended June 30, 2008 and 2007, the effect, of stock options, stock warrants and contingently issuable shares, if any, would be anti–dilutive, and accordingly are excluded from the earnings per share computation. In addition, no stock options, stock warrants or contingently issuable shares have ever been issued. As a result, there is no difference in basic and diluted shares.

Accounting Pronouncements Adopted January 1, 2008

Effective January 1, 2008, we adopted, on a prospective basis, SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) as amended by FASB Staff Position SFAS No. 157-1, “ Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 “ (“FSP FAS No. 157-1”) and FASB Staff Position SFAS No. 157-2, “ Effective Date of FASB Statement No. 157 “ (“FSP FAS No. 157-2”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP and provides for expanded disclosure about fair value measurements. SFAS No. 157 applies prospectively to all other accounting pronouncements that require or permit fair value measurements. FSP FAS No. 157-1 amends SFAS No. 157 to exclude from the scope of SFAS No. 157 certain leasing transactions accounted for under SFAS No. 13, “ Accounting for Leases .” FSP FAS No. 157-2 amends SFAS No. 157 to defer the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008.

The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. Management is evaluating the impact that SFAS No. 157 will have on our non-financial assets and non-financial liabilities since the application of SFAS No. 157 for such items was deferred to January 1, 2009. We believe that the impact of these items will not be material to our consolidated financial statements. Assets and liabilities typically recorded at fair value on a non-recurring basis to which we have not yet applied SFAS No. 157 due to the deferral of SFAS No. 157 for such items include:

•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination;

•	Long-lived assets measured at fair value due to an impairment assessment under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets; “ and

•	Asset retirement obligations initially measured under SFAS No. 143, “Accounting for Asset Retirement Obligations.”

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)

Effective January 1, 2008, we adopted, on a prospective basis, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities “ (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements since we did not elect to apply the fair value option for any of its eligible financial instruments or other items on the January 1, 2008 effective date.

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

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 “ (“SFAS No. 160”). SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. Management does not expect the adoption of the provisions of SFAS No. 160 will have a material impact on our consolidated financial statements.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)

3. Acquisitions of Real Estate

The Carolina land parcels were acquired on January 23, 2008 for $857,000, Lakeside Office Center was acquired on March 5, 2008 for $17,965,000, Kings Mountain III was acquired on March 14, 2008 for $25,662,000 and Thames Valley Five was acquired on March 20, 2008 for £14,698,000 ($29,463,000).

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for the above noted acquisitions during the six months ended June 30, 2008 and designated as real estate held for investment (in thousands):

Property	Land	Site Improvements	Building Improvements	Tenant Improvements	Acquired In- Place Lease Value	Above Market Lease Value	Below Market Lease Value	Discount on Notes	Purchase Price	Notes Payable Assumed	Net Assets Acquired
Carolina Land Parcels	$857	$—	$—	$—	$—	$—	$—	$—	$857	$—	$857
Lakeside Office Center	4,420	919	13,358	1,164	2,103	1	(4,000)	—	17,965	—	17,965
Kings Mountain III	1,180	2,340	22,142	—	—	—	—	—	25,662	—	25,662
Thames Valley Five	8,269	1,213	16,355	99	4,416	—	(889)	—	29,463	—	29,463

	$14,726	$4,472	$51,855	$1,263	$6,519	$1	$(4,889)	$—	$73,947	$—	$73,947

Building Improvements are depreciated over 39 years; Site Improvements are depreciated over 15 years; Tenant Improvements, Value of In-Place Leases, Above-Market Lease Values and Below-Market Lease Values are amortized over the remaining lease terms at the time of acquisition.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)

Unaudited pro forma results, assuming the above noted acquisitions had occurred as of January 1, 2007 for purposes of the 2008 and 2007 pro forma disclosures, are presented below. These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as increased depreciation and amortization expenses as a result of tangible and intangible assets acquired in the acquisitions. These unaudited pro forma results do not purport to be indicative of what operating results would have been had the acquisitions occurred on January 1, 2007 and may not be indicative of future operating results (dollars in thousands, except share data):

	Six Months Ended June 30,
	2008	2007
Revenue	$15,220	$13,153
Operating Loss	(2,553)	(591)
(Loss) from Continuing Operations	(1,612)	433
Basic and Diluted (Loss) Income from Continuing Operations Per Share	(0.04)	0.04
Weighted Average Shares Outstanding for Basic and Diluted Loss from Continuing Operations Per Share	37,083,587	11,751,023

4. Investments in Unconsolidated Entities

Investments in unconsolidated entities at June 30, 2008 and December 31, 2007 consist of the following:

	June 30, 2008	December 30, 2007
CBRE Strategic Partners Asia	$10	$101
Duke joint venture	34,943	—

	$34,953	$101

The following is a summary of the investments in unconsolidated entities for the six months ended June 30, 2008:

Investment Balance, January 1, 2008	$101
Contributions	34,942
Other Comprehensive Income of Unconsolidated Entity	186
Equity in Loss of Unconsolidated Entities	(276)
Distributions	—

Investment Balance, June 30, 2008	$34,953

CBRE Strategic Partners Asia

We have agreed to a capital commitment of $20,000,000 in CBRE Strategic Partners Asia, which extends for 24 months after the close of the final capital commitment. On October 16, 2007, we contributed $200,000 of our capital commitment which was funded using net proceeds from our initial public offering. CBRE Investors, our sponsor, formed CBRE Strategic Partners Asia, to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in Asia, including China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. The initial closing date of the CBRE Strategic Partners Asia was in July 2007, with additional commitments being accepted through January 2008. CBRE Strategic Partners Asia closed on January 31, 2008, with aggregate capital commitments of $394,200,000. CBRE Strategic Partners Asia has an eight year term, which may be extended for up to two one-year periods with the approval of two-thirds of the limited partners.

As of June 30, 2008, CBRE Strategic Partners Asia had aggregate investor commitments of approximately $394,200,000 from institutional investors including CBRE Investors. We own an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. As of June 30, 2008, CBRE Strategic Partners Asia had acquired ownership interests in nine properties, four in China and five in Japan. Our capital commitment is currently being pledged as collateral for borrowings of CBRE Strategic Partners Asia of which of our pro-rata portion of such borrowing was $8,328,000, based on our 5.07% ownership interest at June 30, 2008. Currency translation gains recognized during the three months ended June 30, 2008 are recognized as Other Comprehensive Income in the amount of $127,000.

We carry our investment in CBRE Strategic Partners Asia on the equity method of accounting. Those investments where we have the ability to exercise significant influence (but not control) over operating and financial policies of such entities (including certain entities where we have less than 20% ownership) are accounted for using the equity method. We eliminate transactions with such equity method entities to the extent of our ownership in such entities. Accordingly, our share of the earnings or losses of these equity method entities is included in consolidated net loss. Under the equity method, impairment losses are recognized upon evidence of other-than-temporary losses of value.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)

Consolidated Balance Sheets of CBRE Strategic Partners Asia as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Assets
Real Estate Net	$221,968	$98,995
Other Assets	10,742	7,510

Total Assets	$232,710	$106,505

Liabilities and Equity
Notes Payable	$164,144	$44,969
Loan Payable	60,294	57,389
Other Liabilities	7,822	2,062

Total Liabilities	232,260	104,420

Company’s Equity	10	101
Other Investors’ Equity	440	1,984

Total Liabilities and Equity	$232,710	$106,505

Consolidated Statements of Operations of CBRE Strategic Partners Asia for the three and six months ended June 30, 2008 (unaudited) (in thousands); there were no activities for the three and six months ended June 30, 2007:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Total Revenues	$413	$839
Total Expenses	3,798	6,519

Net Loss	$(3,385)	$(5,680)

Company’s Equity in Net Loss	$(181)	$(277)

Duke Joint Venture

On May 5, 2008, we entered into a contribution agreement with Duke Realty Limited Partnership, or Duke, a subsidiary of Duke Realty Corporation (NYSE: DRE), to form the Duke joint venture to acquire $248,900,500 in industrial real property assets, or the Industrial Portfolio. The Industrial Portfolio consists of six bulk industrial built-to-suit, fully leased properties. We own an 80% interest and Duke owns a 20% interest in the Duke joint venture.

On June 12, 2008, Buckeye Logistics Center was contributed to the Duke joint venture by a subsidiary of Duke Realty Corporation. The Duke joint venture acquired Buckeye Logistics Center for approximately $43,600,000, exclusive of customary closing costs. At closing, we made a cash contribution of approximately $34,700,000 (excluding a working capital reserve of $240,000) to the Duke joint venture in connection with the acquisition. Upon closing, we paid our Investment Advisor an acquisition fee of approximately $348,810 and other service providers $114,860, which was not included in the acquisition cost of Buckeye Logistic Center. Buckeye Logistics Center is located at 6835 W. Buckeye Road, Phoenix, Arizona. It consists of a 604,678 square foot bulk distribution center that was completed in September 2007 and has a limited operating history. Buckeye Logistics Center was built-to-suit and is 100% leased to Amazon.com.azdc, Inc., a wholly owned subsidiary of Amazon.com, Inc., or Amazon, one of the world’s largest internet-based retailers of consumer goods. Buckeye Logistics Center is one of Amazon’s largest fulfillment centers in North America and is under a lease that expires in June 2018.

We have entered into an operating agreement for the Duke joint venture with Duke. The term of the Duke joint venture is 10 years, subject to certain conditions. Duke acts as the managing member of the Duke joint venture and is entitled to receive fees in connection with the services it provides to the Duke joint venture, including asset management, construction, development, leasing and property management services. Duke is also entitled to a promoted interest in the Duke joint venture. We have joint approval rights over all major decisions.

For a period of three years from the date of the operating agreement, the Duke joint venture will have the right to acquire additional newly developed bulk industrial built-to-suit properties from Duke if such properties satisfy certain specified conditions. We will retain the right to approve the acquisition and purchase price of each such property. The total amount of properties (inclusive of the Industrial Portfolio) that may be contributed to the Duke joint venture over this period may be up to $800,000,000.

We carry our investment in the Duke joint venture on the equity method of accounting. Those investments where we have the ability to exercise significant influence (but not control) over operating and financial policies of such entities are accounted for using the equity method. We eliminate transactions with such equity method subsidiaries to the extent of our ownership in such entities. Accordingly, our share of the earnings or losses of these equity method entities is included in consolidated net loss. Under the equity method, impairment losses are recognized upon evidence of other-than-temporary losses of value.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)

Consolidated Balance Sheet of the Duke joint venture as of June 30, 2008 (unaudited) (in thousands):

June 30, 2008
Assets
Real Estate Net	$39,657
Other Assets	4,727

Total Assets	$44,384

Liabilities and Equity
Other Liabilities	705

Total Liabilities	705

Company’s Equity	34,943
Other Investors’ Equity	8,736

Total Liabilities and Equity	$44,384

Consolidated Statements of the Duke joint venture for the three and six months ended June 30, 2008 (unaudited) (in thousands); there were no activities for the three and six months ended June 30, 2007:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Total Revenues	$217	$217
Total Expenses	216	216

Net Income	$1	$1

Company’s Equity in Net Income	$1	$1

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

Real estate and other assets held for sale and related liabilities as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Assets
Real estate held for sale	$58,485	$58,449
In-place lease value	2,125	2,125
Other assets	559	526

Total real estate and other assets held for sale	61,169	61,100
Liabilities
Other liabilities	1,124	753

Total liabilities related to real estate and other assets held for sale	1,124	753

Net real estate and other assets held for sale	$60,045	$60,347

Included in other liabilities is $24,000 in property management fee payable to a related party at June 30, 2008 and December 31, 2007.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)

6. Discontinued Operations

In accordance with SFAS No. 144, the income and the net gain on dispositions of operating properties are reflected in the consolidated statements of operations as discontinued operations for all periods presented.

Revenues and expenses from discontinued operations for the six months ended June 30, 2008 represent the activities of the held for sale portfolio of manufacturing and warehouse/distribution properties acquired during the year ended December 31, 2007 for $60,579,000. The properties are currently being marketed for sale. There were no discontinued operations for the six months ended June 30, 2007.

The following table summarizes the components that comprise total income from discontinued operations for the three and six months ended June 30, 2008 (in thousands):

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
REVENUES
Rental	$1,170	$2,328
Tenant Reimbursements	170	373

Total Revenues	1,340	2,701

EXPENSES
Operating and Maintenance	60	107
Property Taxes	239	468
General and Administrative	7	38
Property Management Fee to Related Party	35	89

Total Expenses	341	702

Minority Interest in Discontinued Operations	3	10
Provision for Income Taxes for Discontinued Operations	255	367

Total Income from Discontinued Operations	$741	$1,622

7. Acquisition Related Intangible Assets

Our acquisition related intangible assets are included in the consolidated balance sheets as acquired in-place lease value, acquired above market lease value and acquired below market lease value.

The following is a schedule of future amortization of acquisition related intangible assets as of June 30, 2008 (in thousands):

	Acquired In-Place Lease Value	Below Market Lease Value	Above Market Lease Value
2008 (Six months ending December 31, 2008)	$3,270	$1,105	$502
2009	5,947	2,193	1,000
2010	4,030	1,987	906
2011	3,202	1,930	818
2012	3,017	1,913	816
2013	2,444	1,494	791
Thereafter	7,792	5,218	7,133

	$29,702	$15,840	$11,966

The amortization of the above- and below- market lease values included in rental revenue were $(251,000) and $540,000, respectively, for the three months ended June 30, 2008; $(48,000) and $126,000, respectively, for the three months ended June 30, 2007. The amortization of in-place lease value included in amortization expense was $1,650,000 and $757,000 for the three months ended June 30, 2008 and 2007, respectively.

The amortization of the above- and below- market lease values included in rental revenue were $(514,000) and $941,000, respectively, for the six months ended June 30, 2008; $(100,000) and $229,000, respectively, for the six months ended June 30, 2007. The amortization of in-place lease value included in amortization expense was $3,010,000 and $1,395,000 for the six months ended June 30, 2008 and 2007, respectively.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)

8. Debt

Notes Payable secured by real property is summarized as follows (in thousands):

	Interest Rate as of		Maturity Date	Notes Payable as of
Property	June 30, 2008	December 31, 2007		June 30, 2008	December 31, 2007
REMEC	4.79%	4.79%	November 1, 2011	$13,250	$13,250
300 Constitution	4.84	4.84	April 1, 2012	12,000	12,000
Deerfield Commons I(1)	5.23	5.23	December 1, 2015	9,725	9,725
602 Central Blvd.(2)	6.56	6.94	April 27, 2014	10,957	10,928
Bolingbrook Point III	5.26	5.26	January 1, 2015	9,000	9,000
Fairforest Bldg. 5(3)	6.33	6.33	February 1, 2024	10,975	11,177
Fairforest Bldg. 6(3)	5.42	5.42	June 1, 2019	3,635	3,754
HJ Park—Bldg. 1(3)	4.98	4.98	March 1, 2013	1,289	1,407
North Rhett I(3)	5.65	5.65	August 1, 2019	4,721	4,871
North Rhett II(3)	5.20	5.20	October 1, 2020	2,578	2,652
North Rhett III(3)	5.75	5.75	February 1, 2020	2,104	2,166
North Rhett IV(3)	5.80	5.80	February 1, 2025	10,940	11,132
Mt Holly Bldg.(3)	5.20	5.20	October 1, 2020	2,578	2,652
Orangeburg Park Bldg.(3)	5.20	5.20	October 1, 2020	2,622	2,697
Kings Mountain I(3)	5.27	5.27	October 1, 2020	2,230	2,294
Kings Mountain II(3)	5.47	5.47	January 1, 2020	6,706	6,911
Union Cross Bldg. I(3)	5.50	5.50	July 1, 2021	3,196	3,278
Union Cross Bldg. II(3)	5.53	5.53	June 1, 2021	9,775	10,031
Thames Valley Five(4)	6.81	—	May 30, 2013	14,942	—

Notes Payable				133,223	119,925
Less Discount				(2,873)	(3,049)

Notes Payable Less Discount				$130,350	$116,876

(1)	Interest only payments are due monthly for the first 60 months of the loan term. Principal and interest payments are due monthly for the remaining 60 months of the loan term.
(2)	Variable interest rate of 6.56% and 6.94% at June 30, 2008 and December 31, 2007 based on three month GBP based London Inter-Bank Offering Rate (“LIBOR”) plus 0.67%.
(3)

These notes payable were assumed from the seller of the Carolina Portfolio on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount.

(4)	Variable interest rate of 6.81% at June 30, 2008 based on three month GPB based LIBOR plus 1.01%.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. Assumption fees and other loan closing costs totaling $765,500 were capitalized as incurred. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. Principal payments totaling $1,671,000 were made during the six months ended June 30, 2008. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

In addition, we entered into a credit agreement with Bank of America, N.A. to provide us a $65,000,000 term loan and a $10,000,000 revolving line of credit (collectively, the “Credit Facility”). The one year term loan was fully drawn upon at the closing of the Carolina Portfolio on August 30, 2007. None of the revolving line of credit has been drawn. The Credit Facility matures in August 2008 and interest is payable monthly at a floating rate of LIBOR plus 1.25%, or 3.73% per annum as of June 30, 2008 and 6.10% per annum as of December 31, 2007. Upfront fees and other loan closing cost totaling approximately $229,000 were capitalized as incurred. A fee of 0.2% per annum is accrued on unfunded balances under the revolving line of credit. The loan contains various financial covenants and restrictions including a fixed charge coverage ratio of at least 1.6, as defined in the credit agreement. On November 29, 2007, we repaid a portion of the loan balance in the amount of $20,000,000 using net proceeds from our initial public offering. As of June 30, 2008 and December 31, 2007, the term loan balance was $45,000,000 and we were in compliance with all such covenants and restrictions. The Credit Facility is unsecured, but we are required to repay a proportion of the Credit Facility, as defined in the credit agreement, if any of the unencumbered properties in the Carolina Portfolio, including all of the properties held for sale, are financed or sold.

On April 27, 2007, we, in connection with the acquisition of 602 Central Blvd, entered into a £5,500,000 ($10,957,000 at June 30, 2008) financing arrangement with the Royal Bank of Scotland secured by the property. The loan is for a term of seven years and bears interest at a variable rate of interest, adjusted quarterly, based on three month LIBOR plus 0.67%, or 6.56% and 6.94% per annum as of June 30, 2008 and December 31, 2007, respectively. Interest payments only are due quarterly for the term of the loan with principal due at maturity. The loan agreement requires us to maintain a rate cap agreement pursuant to which we will be protected against an increase in the three month LIBOR over 6.25% through May 27, 2010.

On May 30, 2008, we entered into a £7,500,000 ($14,942,000 at June 30, 2008) financing arrangement with the Royal Bank of Scotland plc secured by the Thames Valley Five property. The loan is for a term of five years (with a two year extension option) and bears interest at a variable rate of interest, adjusted quarterly, based on three month LIBOR plus 1.01%, or 6.81% per annum as of June 30, 2008. Interest payments only are due quarterly for the term of the loan with principal due at maturity.

The minimum principal payments due for the notes payable, before the discount, and loan payable are as follows as of June 30, 2008 (in thousands):

2008 (Six months ending December 31, 2008)	$46,718
2009	3,583
2010	3,787
2011	17,391
2012	16,378
2013	19,336
Thereafter	71,030

$178,223

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)

Our organizational documents contain a limitation on the amount of indebtedness that we may incur, so that unless our shares are listed on a national securities exchange, our aggregate borrowing may not exceed 300% of our net assets unless any excess borrowing is approved by a majority of our independent trustees and is disclosed to shareholders in our next quarterly report.

9. Minimum Future Rents Receivable

The following is a schedule of minimum future rentals to be received on non-cancelable operating leases as of June 30, 2008 (in thousands):

2008 (Six months ending December 31, 2008)	$12,126
2009	23,611
2010	20,299
2011	19,085
2012	19,277
2013	17,239
Thereafter	93,809

$205,446

10. Concentrations

Tenant Revenue Concentrations

For the six months ended June 30, 2008, the tenant in Jedburg Commerce Park accounted for approximately $1,611,000, or 11%, of total revenues. This lease was modified subsequent to June 30, 2008 (see Note 20).

For the six months ended June 30, 2007, the tenant in REMEC accounted for approximately $1,267,000, or 28%, of total revenues, the tenant in 300 Constitution accounted for approximately $978,000, or 21%, of total revenues and a tenant in Deerfield Commons I accounted for approximately $585,000 or 13% of total revenues.

The tenant in 300 Constitution has the right of first offer if we decide to sell the property. The leases under which the tenants occupy the properties expire in April 2017 for the tenant in REMEC, March 2013 for the tenant in 300 Constitution and July 2027 for the tenant in Jedburg Commerce Park.

Geographic Concentrations

As of June 30, 2008, we owned 45 domestic properties on a consolidated basis: one in each of Georgia, Illinois and Massachusetts; four in each of Texas and California; five in North Carolina and 29 in South Carolina. We also owned two properties on a consolidated basis in the United Kingdom (“UK”).

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)

Our geographic revenue concentrations from continuing operations for the six months ended June 30, 2008 and 2007 are as follows:

	Six Months Ended June 30,
	2008	2007
Domestic
California	9.12%	27.51%
Georgia	9.08	26.04
Massachusetts	6.72	21.24
Texas	11.80	18.78
Illinois	4.73	—
North Carolina	12.15	—
South Carolina	36.17	—

Total Domestic	89.77	93.57
International
UK	10.23	6.43

Total	100.00%	100.00%

Our geographic long-lived asset concentrations from continuing operations as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
Domestic
California	6.70%	8.44%
Massachusetts	5.53	7.02
Georgia	4.65	6.11
Texas	10.30	5.50
Illinois	4.88	6.18
North Carolina	18.51	14.56
South Carolina	34.92	44.16

Total Domestic	85.49	91.97
International
UK	14.51	8.03

Total	100.00%	100.00%

100% of the geographic revenue concentrations from discontinued operations and geographic asset concentrations from discontinued operations are attributable to properties located in South Carolina as of and for the six months ended June 30, 2008. There were no discontinued operations for the six months ended June 30, 2007.

11. Segment Disclosure

Our reportable segments consist of two types of commercial real estate properties for which our management internally evaluates operating performance and financial results: the Domestic Properties and International Properties. Management internally evaluates the operating performance and financial results of our segments based on net operating income. We also have certain general and administrative level activities including legal, accounting, tax preparation and shareholder servicing costs that are not considered separate operating segments. Our reportable segments are on the same basis of accounting as described for our overall company in Note 2.

We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, management fees and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our general and administrative expenses. The following table compares the net operating income for the three and six months ended June 30, 2008 and 2007 (in thousands):

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Domestic Properties
Revenues:
Rental	$5,749	$1,681	$11,076	$3,364
Tenant Reimbursements	1,235	461	2,269	946

	6,984	2,142	13,345	4,310

Property and Related Expenses:
Operating and Maintenance	559	216	1,010	430
General and Administrative	150	27	194	72
Property Management Fee to Related Party	65	11	127	20
Property Taxes	816	295	1,447	590

	1,590	549	2,778	1,112

Net Operating Income	5,394	1,593	10,567	3,198

International Properties
Revenues:
Rental	973	293	1,461	293
Tenant Reimbursements	26	3	60	3

	999	296	1,521	296

Property and Related Expenses:
Operating and Maintenance	28	5	60	5
General and Administrative	52	—	52	—
Property Management Fee to Related Party	5	—	7	—
Property Taxes	—	—	—	—

	85	5	119	5

Net Operating Income	914	291	1,402	291

Total Reportable Segments
Revenues:
Rental	6,722	1,974	12,537	3,657
Tenant Reimbursements	1,261	464	2,329	949

	7,983	2,438	14,866	4,606

Property and Related Expenses:
Operating and Maintenance	587	232	1,070	455
General and Administrative	202	27	246	72
Property Management Fee to Related Party	70	—	134	—
Property Taxes	816	295	1,447	590

	1,675	554	2,897	1,117

Net Operating Income(1)	6,308	1,884	11,969	3,489

Reconciliation of Non-GAAP to Consolidated Net (Loss) Income
Total Segment Net Operating Income	6,308	1,884	11.969	3,489
Interest and Other Income	534	774	1,330	1,038

	6,842	2,658	13,299	4,527

Interest Expense	2,344	572	4,750	1,018
General and Administrative	781	494	1,146	672
Investment Management Fee to Related Party	798	262	1,479	499
Depreciation and Amortization	3,889	1,327	7,039	2,470

(Loss) Income From Continuing Operations Before Income Taxes, Minority Interest and Equity in Loss of Unconsolidated Entities	(970)	3	(1,115)	(132)
Minority Interest	5	1	7	4
Provision for Income Taxes	(81)	—	(140)	—
Equity in Loss of Unconsolidated Entities	(180)	—	(276)	—

(Loss) Income from Continuing Operations	(1,226)	4	(1,524)	(128)
Income from Discontinued Operation	741	—	1,622	—

Net (Loss) Income	$(485)	$4	$98	$(128)

(1)

Total Reportable Segments net operating income is a Non-GAAP financial measure which may be useful as a supplemental measure for evaluating the relationship of each reporting segment to the combined total. This measure should not be looked as an alternative measure of operating performance to our U.S. GAAP presentations provided.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)

Condensed Assets	June 30, 2008	December 31, 2007
Domestic Assets – Continuing Operations	$355,749	$272,637
Assets Related to Discontinued Operations	61,169	61,100
International Assets	54,801	24,236
Non-Segment Assets	101,110	76,833

Total Assets	$572,829	$434,806

	Six Months Ended June 30,
Capital Expenditures	2008	2007
Domestic Continuing Operations – Capital Expenditures	$44,659	$171
Domestic Discontinued Operations – Capital Expenditures	23	—
International Capital Expenditures	29,463	23,649

Total Capital Expenditures	$74,145	$23,820

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)

12. Investment Management and Other Fees to Related Parties

Pursuant to the agreement between us and the Investment Advisor (the “Advisory Agreement”), the Investment Advisor and its affiliates perform services relating to our ongoing initial public offering and the management of our assets. Items of compensation and equity participation are as follows:

Investment Management Fee to Related Party

On October 24, 2006, the board of trustees, including our independent trustees, approved and we entered into the Amended and Restated Agreement of Limited Partnership of CBRE OP (the “Amended Partnership Agreement”) and the Amended and Restated Advisory Agreement (the “Amended Advisory Agreement” and, together with the Amended Partnership Agreement, the “Amended Agreements”). The Amended Advisory Agreement provides an investment management fee of (i) a monthly fee equal to one twelfth of 0.6% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments within our portfolio and (ii) a monthly fee equal to 7.0% of the aggregate monthly net operating income derived from all real estate investments within our portfolio. The Investment Advisor waived investment management fees of $298,000 and $609,000 for the three and six months ended June 30, 2008. The Investment Advisor waived investment management fees of $19,000 for the three and six months ended June 30, 2007. All or any portion of the investment management fee not taken as to any fiscal year may be deferred or waived without interest at the option of the Investment Advisor.

The Investment Advisor earned investment management fees of $798,000 and $262,000 for the three months ended June 30, 2008, and 2007, respectively; $1,479,000 and $499,000 for the six months ended June 30, 2008 and 2007, respectively. In connection with services provided to the Investment Advisor, CNL Fund Management Company, the Sub-Advisor and affiliate of the Dealer Manager pursuant to a sub-advisory agreement dated August 21, 2006, was paid by the Investment Advisor $110,000 and $36,000 for the three months ended June 30, 2008 and 2007, respectively; $204,000 and $69,000 for the six months ended June 30, 2008 and 2007, respectively.

Acquisition Fee to Related Party

The Investment Advisor may earn an acquisition fee of up to 1.0% of (i) the purchase price of real estate investments acquired by us, including any debt attributable to such investments, or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. The Investment Advisor earned acquisition fees of $349,000 and $223,000 for the three months ended June 30, 2008 and 2007, respectively; $1,064,000 and $223,000 for the six months ended June 30, 2008 and 2007, respectively. In connection with services provided to the Investment Advisor, the Sub-Advisor, pursuant to a sub advisory agreement, was paid by the Investment Advisor acquisition fees of $65,000 and $42,000 for the three months ended June 30, 2008 and 2007, respectively; $199,000 and $42,000 for the six months ended June 30, 2008 and 2007, respectively. These fees have been capitalized to investments in real estate and related intangibles.

Management Services to Related Party

Affiliates of the Investment Advisor may also provide leasing, brokerage, property management, or mortgage banking services for us. CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor, received property management fees of approximately $105,000, and $11,000, for the three months ended June 30, 2008 and 2007, respectively; $223,000 and $20,000 for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008 and December 31, 2007, the property management fee payable included in property management fees payable to related party in our consolidated balance sheets were $59,000 and $50,000, respectively. No leasing, mortgage banking and brokerage fees were paid to affiliates of the Investment Advisor for the three and six months ended June 30, 2008 and 2007.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)

13. Equity Incentive Plan and Performance Bonus Plan

Equity Incentive Plan

We have adopted a 2004 equity incentive plan. The purpose of the 2004 equity incentive plan is to provide us with the flexibility to use share options and other awards to provide a means of performance-based compensation. Key employees, directors, trustees, officers, advisors, consultants or other personnel of our company and our subsidiaries or other persons expected to provide significant services to our company or our subsidiaries, including employees of the Investment Advisor, would be eligible to be granted share options, restricted shares, phantom shares, distribution equivalent rights and other share-based awards under the 2004 equity incentive plan. No awards of any kind have been made under this plan during the six months ended June 30, 2008 and 2007, respectively.

Performance Bonus Plan

We have adopted a 2004 performance bonus plan. Annual bonuses under our 2004 performance bonus plan are awarded by our Compensation Committee to selected key employees, including employees of the Investment Advisor, based on corporate factors or individual factors (or a combination of both). Subject to the provisions of the 2004 performance bonus plan, the Compensation Committee will (i) determine and designate those key employees to whom bonuses are to be granted; (ii) determine, consistently with the 2004 performance bonus plan, the amount of the bonus to be granted to any key employee for any performance period; and (iii) determine, consistently with the 2004 performance bonus plan, the terms and conditions of each bonus. Bonuses may be so awarded by the Compensation Committee prior to the commencement of any performance period, during or after any performance period. No bonus shall exceed 200% of the key employee’s aggregate salary for the year. The Compensation Committee may provide for partial bonus payments at target and other levels. Corporate performance hurdles for bonuses may be adjusted by the Compensation Committee in its discretion to reflect (i) dilution from corporate acquisitions and share offerings, and (ii) changes in applicable accounting rules and standards. The Compensation Committee may determine that bonuses shall be paid in cash or shares or other equity-based grants, or a combination thereof. The Compensation Committee may also provide that any such share grants be made under our company’s 2004 equity incentive plan or any other equity-based plan or program we may establish. The Compensation Committee may provide for programs under which the payment of bonuses may be deferred at the election of the employee. No bonuses were awarded and no bonus related expenses were incurred by us during the six months ended June 30, 2008 and 2007, respectively.

14. Shareholders’ Equity

Under our declaration of trust, we have the authority to issue a total of 1,000,000,000 shares of beneficial interest. Of the total shares authorized, 990,000,000 shares are designated as common shares with a par value of $0.01 per share and 10,000,000 shares are designated as preferred shares.

The registration statement relating to our initial public offering was declared effective on October 24, 2006. CNL Securities Corp. is the dealer manager of our offering. The registration statement covers up to $2,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. As of June 30, 2008, we had issued 38,911,634 common shares in our initial public offering.

On July 30, 2008, we filed another registration statement on Form S-11 with the Securities and Exchange Commission in connection with the proposed follow-on offering of up to $3.0 billion in common shares of beneficial interest, 90% of which we expect will be offered to investors at a price of $10.00 per share, and 10% of which we expect will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. As of the date of this Quarterly Report on Form 10-Q, the registration statement has not been declared effective by the Securities and Exchange Commission.

During the six months ended June 30, 2008 and 2007 we repurchased 174,616 and 35,371 common shares, respectively, under our Share Redemption Program.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)

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

The following table reconciles the distributions declared per common share to the distributions paid per common share during the six months ended June 30, 2008 and 2007:

	2008	2007
Distributions declared per common share	$0.288	$0.262
Less: Distributions declared in the current period, and paid in the subsequent period	(0.144)	(0.137)
Add: Distributions declared in the prior period, and paid in the current period	0.144	0.125

Distributions paid per common share	$0.288	$0.250

Distributions paid to shareholders during the six months ended June 30, 2008 and 2007 totaled $8,897,000 and $2,015,000, respectively.

16. Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, accounts and other receivables, as well as the loan payable, accounts payable and accrued expenses approximate their fair value because of the short-term nature of these instruments. The fair value of payables to related parties is not determinable due to their related party nature. The fair value of notes payable was estimated based on current interest rates available to us for debt instruments with similar terms. The interest rate cap is valued quarterly and the net change is recognized in earnings. The interest rate cap has a term of 33 months from August 27, 2007 to May 27, 2010 and has a notional amount of £5,500,000 ($10,957,000 at June 30, 2008) and caps the three month LIBOR at 6.25% during such period. Included in other assets is the fair value of the interest rate cap of $80,000, which includes ($42,000) in earnings for the decrease in fair value of the interest rate cap during the six months ended June 30, 2008.

The following table summarizes our interest rate cap and its estimated fair value at June 30, 2008 (in thousands):

	As of June 30, 2008
			Fair Value Measurements Using:
	Carrying Value	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities):
Interest Rate Cap	$80	$80	$—	$80	$—

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)

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

17. Commitments and Contingencies

We have agreed to a capital commitment of up to $20,000,000 in CBRE Strategic Partners Asia, which extends for 24 months after the close of the final capital commitment. On October 16, 2007, we funded $200,000 of our capital commitment. CBRE Investors, our sponsor, formed CBRE Strategic Partners Asia to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. If we and all other currently committed capital investors had funded our entire commitments in CBRE Strategic Partners Asia as of June 30, 2008, we would have owned an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. A majority of our trustees (including a majority of our independent trustees) not otherwise interested in this transaction approved the transaction as being fair, competitive and commercially reasonable. CBRE Strategic Partners Asia is managed by CB Richard Ellis Investors SP Asia II, LLC or the Fund Manager, a subsidiary of CBRE Investors.

On May 6, 2008, in connection with our investment with the Duke joint venture we funded a $4,000,000 earnest money deposit in conjunction with the acquisition of the Industrial Portfolio as set forth in Note 4. $701,000 was used in conjunction with the June 12, 2008 Buckeye Logistics Center acquisition leaving a balance of $3,299,000 at June 30, 2008. The remaining balance will be applied to future acquisitions as presented in the following table.

The following table summarizes the remaining properties expected to be contributed to the Duke joint venture pursuant to the contribution agreement. These properties are currently under construction and none of the properties has an operating history. Closing of the contribution of each property to the Duke joint venture is subject to certain contingencies set forth in the contribution agreement and there is no assurance that any of the properties listed below will be contributed to the Duke joint venture on the specific terms described therein, or at all.

List of Remaining Expected Properties

Market	Property	Tenant	Earnest Money	Net Rentable Sq. Ft.	Estimated Closing Date
Indianapolis, IN	Anson Building 1	Amazon.com	$537,000	630,570	November 2008
Dallas, TX	Unilever Texas	Unilever	553,000	822,550	November 2008
Indianapolis, IN	Prime Distribution Center	Prime Distribution	832,000	1,200,420	November 2008
Jacksonville, FL	Unilever Florida	Unilever	607,000	722,210	November 2008
Columbus, OH	Kellogg’s	Kellogg’s	770,000	1,142,400	December 2008

Litigation – From time to time, we and our properties may be subject to legal proceedings, which arise in the ordinary course of its business. Currently, neither we nor any of our properties are subject to, or threatened with, any legal proceedings for which the outcome is reasonably likely to have a material adverse effect on our results of operations or our financial condition.

Environmental Matters – We are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)

18. Comprehensive Income (Loss)

U.S. GAAP requires that the effect of foreign currency translation adjustments be classified as comprehensive income (loss). The following table sets forth our comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Income (Loss)	$(485)	$4	$98	$(128)
Foreign Currency Translation Gain (Loss)	267	118	10	118

Comprehensive (Loss) Income	$(218)	$122	$108	$(10)

19. Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code with our taxable year ended December 31, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our taxable income to our shareholders. It is management’s current intention to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax on net income it distributes currently to its shareholders. If we fail to qualify as a REIT in any taxable year, then we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may not be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed taxable income, if any.

We have made Taxable REIT Subsidiary (“TRS”) elections for all of our held for sale property subsidiaries. The elections, effective for the tax year beginning January 1, 2007 and future years, were made pursuant to section 856(I) of the Internal Revenue Code. Our TRS is subject to corporate level income taxes which are recorded in our consolidated financial statements. Our TRS includes all of the held for sale properties at June 30, 2008.

The following table reconciles net income available to common shareholders to taxable income available to common shareholders for the six months ended June 30, 2008 (in thousands):

Net Income Available from TRS(1)	$984
Less: Tax Depreciation and Amortization	(863)
Add: Receipts of Prepaid Rent	25
Less: Loss Carried Forward from 2007	(17)

Taxable Income for TRS	$129

(1)

Net income available from the TRS is comprised of income, excluding a $109,000 straight-line rent adjustment, from discontinued operations of $1,888,000 (before tax provision for income taxes of $367,000) less allocated term loan interest of $668,000, investment management fees of $182,000 and professional fees of $54,000.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)

The following table summarizes the provision for income taxes of the TRS for the six months ended June 30, 2008 (in thousands):

Current	$20
Deferred	347

Total Provision for Income Taxes	$367

The following table reconciles the provision for income taxes of the TRS for the six months ended June 30, 2008 to the amount computed by applying the Federal Corporate tax rate (in thousands):

Federal Income Taxes at Statutory Federal Rate for Taxable REIT Subsidiary	$335
State Income Taxes	49
Earnings not Subject to Federal Income Taxes and Other	(17)

Total Provision for Income Taxes	$367

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

The following table summarizes the tax effects of temporary differences of the TRS included in the accounts payable and accrued expenses as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Net Deferred Tax Liability, resulting primary from differences in depreciation and amortization in real property	$(564)	$(217)

In addition, we have incurred income and other taxes related to our continuing operations in the amount of $140,000 for franchise, local and state government, California, Georgia, Texas and North Carolina, and United Kingdom taxes impacting our operating properties during the six months ended June 30, 2008.

20. Subsequent Events

From July 1, 2008 through August 1, 2008, we received gross proceeds of approximately $33,834,651 from the sale of 3,395,966 common shares in our initial public offering.

On January 28, 2008, American LaFrance LLC, or ALF, the tenant in our Jedburg Commerce Park property, filed for Chapter 11 bankruptcy protection with the bankruptcy court for the District of Delaware. On May 23, 2008, an order was entered in ALF’s Chapter 11 case confirming its Plan of Reorganization, which became effective on July 23, 2008. In connection therewith, ALF’s lease with us was modified to reduce the remaining lease term from approximately 19 years to approximately five years and the current annual base rent from approximately $2,994,086 to $2,809,500. ALF has remained current on its rent obligations during the course of the Chapter 11 bankruptcy proceedings and the lease remains secured, in part, by a letter of credit.

On July 1, 2008, we acquired, from unrelated third-parties, a fee interest in Enclave on the Lake, located at 1255 Enclave Parkway, in Houston, Texas. This property had a total acquisition cost of approximately $37,732,000, which includes the application of a $500,000 purchase deposit, customary closing costs and an acquisition fee of $372,500 which was paid to our Investment Advisor. The property consists of a 171,091 square foot, six-story office building with structured and surface parking lots completed in 1999. The office building is 100% leased to SBM Atlantia, Inc., a Netherlands based supplier of products and services to the oil and gas industry under a lease that expires in February 2012. The initial annual rent under the lease with SBM Atlantia, Inc. is $4,277,000. In connection with the acquisition of this property, we assumed a $18,790,000 fixed-rate mortgage loan that bears interest at a rate of 5.45% per annum and matures on May 1, 2011.

On July 11, 2008, we acquired, from an unrelated third-party, a fee interest in Albion Mills Retail Park located on Ings Road, Wakefield, United Kingdom. This property had a total acquisition cost of approximately £11,126,000 ($22,046,000 assuming an exchange rate of $1.9815/£1.00), which includes customary closing costs and an acquisition fee of $208,000 which was paid to our Investment Advisor. The property consists of a 55,294 square foot, two unit retail building and surface parking lot completed in 2000. The retail building is 100% leased to Wickes Building Supplies Ltd, one of the United Kingdom’s leading hardware and building supplies retailers, under a lease that expires in May 2030, and DSG Retail Ltd. (d/b/a PC World), one of the largest retailers in the United Kingdom, under a lease that expires in September 2020. The initial annual rent under the lease with Wickes Building Supplies Ltd is $1,177,746 and the initial annual rent under the lease with DSG Retail Ltd. (d/b/a PC World) is $404,060.

On July 25, 2008, we entered into a definitive purchase agreement with unrelated third parties, to acquire, subject to customary closing conditions, Avion III and IV, located at 14550 and 14560 Avion Parkway, in Chantilly, Virginia. The contract purchase price for Avion III and IV is $41,700,000 exclusive of transaction costs, financing fees and working capital reserves. We anticipate that the acquisition will be funded from the proceeds of our initial public offering. Each property consists of a three-story office building, with surface parking lots, completed in 2003. Avion III has 71,507 rentable square feet and is 100% leased to Lockheed Martin Corporation, a leading supplier of aerospace and defense products and services. Avion IV has 71,504 rentable square feet and is 100% leased to the U.S. General Services Administration. Both buildings have been improved to meet Sensitive Compartmentalized Information Facilities standards that include enhanced access control systems which meet specific security requirements for handling federal classified information. While we anticipate this acquisition will close during the third quarter of 2008, this agreement is subject to a number of contingencies and there can be no assurances that this acquisition will occur.

On July 25, 2008, the lease on the 300 Constitution property was assigned to Women’s Apparel Group, LLC, by Chadwick’s of Boston, Inc., the previous tenant, Women’s Apparel Group, LLC, an owner and operator of women’s apparel companies, will now be the tenant of the 300 Constitution property.

On August 7, 2008, we obtained a $9,000,000 loan from 40/86 Mortgage Capital, Inc., secured by the Lakeside Office property originally acquired on March 5, 2008. The loan is for a term of seven years and bears interest at a fixed rate of 6.03% with interest payments only for the first 36 months and principal and interest for the remaining 48 months of the loan term. In addition, we incurred financing costs of approximately $100,000 associated with obtaining this loan.

On August 8, 2008, we entered into an amended and restated credit agreement with Bank of America, N.A. (“Bank of America”), which amended the terms of our prior credit agreement with Bank of America, to provide us with a new $45,000,000 unsecured revolving line of credit (the “Revolving Credit Facility”), and to replace our prior Bank of America term loan and revolving credit facility which was scheduled to mature in August 2008. The new Revolving Credit Facility was fully drawn upon at closing, with such proceeds utilized to pay down the full $45,000,000 amount outstanding under our prior Bank of America term loan (as of August 8, 2008, no amount was outstanding under our prior $10,000,000 Bank of America revolving credit facility). The new Revolving Credit Facility matures in August 2010 and bears interest at a floating rate of LIBOR plus 2.00% to 2.75%, based upon our leverage ratio as defined in the credit agreement (at our current leverage ratio, the Revolving Credit Facility bears interest at a floating rate of LIBOR plus 2.00%). An upfront fee of $292,500 was paid to Bank of America, and a fee equal to the actual daily amount by which the aggregate commitments exceed the total outstandings (both as defined in the amended and restated credit agreement) times 0.20% per annum if the total outstandings are equal to or more than 50% of the aggregate commitments, or 0.25% per annum otherwise, is accrued on unfunded balances under the Revolving Credit Facility. The loan contains various financial covenants and restrictions including a fixed charge coverage ratio of less than 1.75 to 1.00, as defined in the amended and restated credit agreement. As of August 8, 2008, we were in compliance with all such covenants and restrictions. On August 13, 2008, we paid down the full $45,000,000 amount initially outstanding under the Revolving Credit Facility.

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

As of June 30, 2008, we owned 47 office and industrial properties on a consolidated basis located in seven states (California, Georgia, Illinois, Massachusetts, North Carolina, South Carolina and Texas) and in the United Kingdom, as well as one undeveloped land parcel in Georgia. In addition, we have ownership interests in two unconsolidated entities that, as of June 30, 2008, owned interests in nine properties with five of those nine properties located in China and the remaining four properties located in Japan and one property in Arizona, respectively.

We are externally managed by CBRE Advisors LLC, (the “Investment Advisor”), and all of our real estate investments are held directly by, or indirectly through wholly owned subsidiaries of, CBRE Operating Partnership, L.P., (“CBRE OP”). Generally, we contribute the proceeds we receive from the issuance of common shares for cash to CBRE OP and CBRE OP, in turn, issues units of limited partnership to us, which entitle us to receive our share of CBRE OP’s earnings or losses and net cash flow. Provided we have sufficient available cash flow, we intend to pay our shareholders quarterly cash dividends. We are structured in a manner that allows CBRE OP to issue limited partnership interests from time to time in exchange for real estate properties. By structuring our acquisitions in this manner, the contributors of real estate to CBRE OP are generally able to defer gain recognition for U.S. federal income tax purposes.

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

On October 24, 2006, we commenced an initial public offering of up to $2,000,000,000 in our common shares, 90% of which are offered at a price of $10.00 per share, and 10% of which are offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor or another firm we choose for that purpose. As of August 1, 2008, we had accepted subscriptions from 9,027 investors, issued 42,307,600 common shares and received $422,683,000 in gross proceeds.

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

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet	Occupancy	Approximate Total Acquisition Cost(1)
Domestic Consolidated Properties:
REMEC Corporate Campus 1 San Diego, CA	9/15/2004	1983	Office	100.00%	34,000	100.00%	$6,833,000
REMEC Corporate Campus 2 San Diego, CA	9/15/2004	1983	Office	100.00%	30,477	100.00%	6,125,000
REMEC Corporate Campus 3 San Diego, CA	9/15/2004	1983	Office	100.00%	37,430	100.00%	7,523,000
REMEC Corporate Campus 4 San Diego, CA	9/15/2004	1983	Office	100.00%	30,778	100.00%	6,186,000
300 Constitution Drive Boston, MA	11/3/2004	1998	Warehouse/Distribution	100.00%	330,000	100.00%	19,805,000
Deerfield Commons(2) Atlanta, GA	6/21/2005	2000	Office	100.00%	121,969	100.00%	21,834,000
505 Century Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	100,000	72.40%	6,095,000
631 International Dallas, TX	1/9/2006	1998	Warehouse/Distribution	100.00%	73,112	100.00%	5,407,000
660 North Dorothy Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	120,000	100.00%	6,836,000
Bolingbrook Point III Chicago, IL	8/29/2007	2006	Warehouse/Distribution	100.00%	185,045	100.00%	18,170,000
Cherokee Corporate Park(3) Spartanburg, SC	8/30/2007	2000	Warehouse/Distribution	100.00%	60,000	100.00%	3,928,000
Community Cash Complex 1(3) Spartanburg, SC	8/30/2007	1960	Warehouse/Distribution	100.00%	205,360	63.00%	3,212,000
Community Cash Complex 2(3) Spartanburg, SC	8/30/2007	1978	Warehouse/Distribution	100.00%	144,978	93.57%	2,268,000
Community Cash Complex 3(3) Spartanburg, SC	8/30/2007	1981	Warehouse/Distribution	100.00%	116,413	100.00%	1,821,000
Community Cash Complex 4(3) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	33,120	0.00%	518,000
Community Cash Complex 5(3) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	53,033	0.00%	829,000
Fairforest Building 1(3) Spartanburg, SC	8/30/2007	2000	Manufacturing	100.00%	51,028	100.00%	3,004,000
Fairforest Building 2(3) Spartanburg, SC	8/30/2007	1999	Manufacturing	100.00%	104,160	100.00%	6,133,000
Fairforest Building 3(3) Spartanburg, SC	8/30/2007	2000	Manufacturing	100.00%	100,000	100.00%	5,887,000
Fairforest Building 4(3) Spartanburg, SC	8/30/2007	2001	Manufacturing	100.00%	100,606	100.00%	5,923,000
Fairforest Building 5 Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	316,491	100.00%	16,968,000
Fairforest Building 6(4) Spartanburg, SC	8/30/2007	2005	Manufacturing	100.00%	101,055	100.00%	7,468,000
Fairforest Building 7 Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	101,459	0.00%	5,626,000
Greenville/Spartanburg Industrial Park(3) Spartanburg, SC	8/30/2007	1990	Manufacturing	100.00%	67,375	100.00%	3,581,000
Highway 290 Commerce Park Building 1(3) Spartanburg, SC	8/30/2007	1995	Warehouse/Distribution	100.00%	150,000	33.33%	6,724,000
Highway 290 Commerce Park Building 3(3) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	30,000	100.00%	1,344,000
Highway 290 Commerce Park Building 5(3) Spartanburg, SC	8/30/2007	1994	Warehouse/Distribution	100.00%	88,050	100.00%	3,947,000
HJ Park Building 1 Spartanburg, SC	8/30/2007	2003	Manufacturing	100.00%	70,000	100.00%	4,216,000
Jedburg Commerce Park Charleston, SC	8/30/2007	2007	Manufacturing	100.00%	512,686	100.00%	41,967,000

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet	Occupancy	Approximate Total Acquisition Cost(1)
Kings Mountain I(4) Charlotte, NC	8/30/2007	1998	Warehouse/Distribution	100.00%	100,000	100.00%	5,497,000
Kings Mountain II Charlotte, NC	8/30/2007	2002	Warehouse/Distribution	100.00%	301,400	100.00%	11,311,000
Mount Holly Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	100,823	100.00%	6,208,000
North Rhett I Charleston, SC	8/30/2007	1973	Warehouse/Distribution	100.00%	284,750	100.00%	10,302,000
North Rhett II Charleston, SC	8/30/2007	2001	Warehouse/Distribution	100.00%	101,705	100.00%	7,073,000
North Rhett III(4) Charleston, SC	8/30/2007	2002	Warehouse/Distribution	100.00%	79,972	100.00%	4,812,000
North Rhett IV Charleston, SC	8/30/2007	2005	Warehouse/Distribution	100.00%	316,040	100.00%	17,060,000
Orangeburg Park Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101,055	100.00%	5,474,000
Orchard Business Park 1(3) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	32,500	100.00%	1,476,000
Union Cross Building I Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	100,853	100.00%	6,585,000
Union Cross Building II Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	316,130	100.00%	17,216,000
Highway 290 Commerce Park Building 2(3) Spartanburg, SC	9/24/2007	1995	Warehouse/Distribution	100.00%	100,000	0.00%	4,482,000
Highway 290 Commerce Park Building 4(3) Spartanburg, SC	11/1/2007	1996	Warehouse/Distribution	100.00%	105,000	100.00%	4,707,000
Orchard Business Park 2(3) Spartanburg, SC	11/1/2007	1994	Warehouse/Distribution	100.00%	17,500	100.00%	795,000
Lakeside Office Center Dallas, TX	3/5/2008	2006	Office	100.00%	98,750	97.88%	17,965,000
Kings Mountain III Charlotte, NC	3/14/2008	2007	Warehouse/Distribution	100.00%	541,910	0.00%	25,662,000

Total Domestic Consolidated Properties					6,167,013	82.98%	376,803,000
International Consolidated Properties:
602 Central Boulevard Coventry, UK	4/27/2007	2001	Office	100.00%	49,985	100.00%	23,847,000
Thames Valley Five Reading, UK	3/20/2008	1998	Office	100.00%	40,468	100.00%	29,463,000

Total International Consolidated Properties					90,453	100.00%	53,310,000

Total Consolidated Properties					6,257,466	83.23%	430,113,000

Unconsolidated Properties(5):
Buckeye Logistics Center (6) Phoenix, AZ	6/12/08	2008	Warehouse/Distribution	80.00%	605,000	100.00%	34,900,000

Total Properties(5)					6,862,466	84.71%	$465,013,000

(1)

Approximate total acquisition cost represents the purchase price inclusive of customary closing costs and acquisition fees. Approximate total acquisition cost for partially-owned properties is at our pro rata share of effective ownership for each of these properties.

(2)	Includes ten acres of undeveloped land zoned for office use.

(3)	Real estate held for sale.

(4)	Includes the purchase prices of adjacent land parcels acquired on January 23, 2008.

(5)	Does not include CBRE Strategic Partners Asia properties.

(6)	This property is held through the Duke joint venture.

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

We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets “ (“SFAS No. 144”), which establishes a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. SFAS No. 144 requires that the operations related to properties that have been sold or that we intend to sell be presented as discontinued operations in the statement of operations for all periods presented, and properties we intend to sell be designated as “held for sale” on our balance sheet.

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

Treatment of Management Compensation and Expense Reimbursements

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

Subject to certain limitations, we are obligated to reimburse the Investment Advisor for the organizational and offering costs incurred on our behalf. This treatment is consistent with Staff Accounting Bulletin, or SAB, Topic 1.B.1, which requires that we include all of the costs associated with our operations and formation in our financial statements. These costs will then be analyzed and segregated between those which are organizational in nature, those which are offering-related salaries and other general and administrative expenses of the Investment Advisor and its affiliates, and those which qualify as offering expenses in accordance with SAB Topic 5.A. Organizational costs are expensed as incurred in accordance with AICPA Statement of Position 98-5, Reporting on the Costs of Start-Up Activities . Offering costs in the amount of $6,106,000 and $7,628,000 were incurred during the three months ended June 30, 2008 and 2007, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Offering costs incurred through June 30, 2008 totaled $36,251,000. Of the total amount, $30,661,000 was incurred to CNL Securities Corp., as dealer manager; $3,969,000 was incurred to CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor; $92,000 was incurred to the Investment Advisor for reimbursable marketing costs and $1,529,000 was incurred to other service providers. Each party will be paid the amount incurred from proceeds of the public offering. As of June 30, 2008 and December 31, 2007, the accrued offering costs payable to related parties included in our consolidated balance sheets were $4,864,000 and $5,241,000, respectively. Offering costs payable to unrelated parties of $42,000 at June 30, 2008 was included in accounts and payable accrued expenses.

The Investment Advisor earned investment management fees of $798,000 and $262,000 for the three months ended June 30, 2008, and 2007, respectively; $1,479,000 and $499,000 for the six months ended June 30, 2008 and 2007, respectively. In connection with services provided to the Investment Advisor, CNL Fund Management Company, the Sub-Advisor and affiliate of the Dealer Manager pursuant to a sub-advisory agreement dated August 21, 2006, was paid by the Investment Advisor $110,000 and $36,000 for the three months ended June 30, 2008 and 2007, respectively; $204,000 and $69,000 for the six months ended June 30, 2008 and 2007, respectively. The Investment Advisor waived investment management fees of $298,000 and $609,000 for the three and six months ended June 30, 2008. The Investment Advisor waived investment management fees of $19,000 for the three and six months ended June 30, 2007. All or any portion of the investment management fee not taken as to any fiscal year may be deferred or waived without interest at the option of the Investment Advisor.

The Investment Advisor earned acquisition fees of $349,000 and $223,000 for the three and six months ended June 30, 2008, and 2007, respectively and $1,064,000 and $223,000 for the six months and ended June 30, 2008 and 2007, respectively. In connection with services provided to the Investment Advisor. The Sub-Advisor, pursuant to a sub advisory agreement, was paid by the Investment Advisor in acquisition fees of $65,000 and $42,000 for the three months ended June 30, 2008, and 2007, respectively and $199,000 and $42,000 for the six months ended June 30, 2008 and 2007, respectively. These fees have been capitalized to investments in real estate and related intangibles.

Discontinued Operations and Real Estate Held for Sale

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”), the income or loss and net gain on dispositions of operating properties and the income or loss on all properties classified as held for sale are reflected in the consolidated statements of operations as discontinued operations for all periods presented. A property is classified as held for sale when certain criteria, as set forth under SFAS No. 144, are met. At such time, we present the respective assets and liabilities separately on the balance sheet and cease to record depreciation and amortization expense. Properties held for sale are reported at the lower of their carrying value or their estimated current sales value less costs to sell. As of June 30, 2008, we had 18 buildings classified as held for sale (see Notes 5 and 6).

Accounting for Derivative Financial Investments and Hedging Activities

We account for our derivative and hedging activities, if any, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities “ (“SFAS No. 133”) as amended, which requires all derivative instruments to be carried at fair value on the balance sheet. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. We periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within shareholders’ equity. Calculation of a fair value of derivative instruments also requires management to use estimates. Amounts will be reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No. 133. The changes in fair value hedges are accounted for by recording the fair value of the derivative instruments on the balance sheet as either assets or liabilities, with the corresponding amount recorded in current year earnings.

Accounting for Share-Based Compensation

We have adopted the fair value based method of accounting for share-based compensation. Under this approach, we recognize an expense for the fair value of any share-based compensation at the time it is granted, as well as for transactions with non-employees in which services are performed in exchange for equity instruments.

Investments in Unconsolidated Entities

Our determination of the appropriate accounting method with respect to our investments in CBRE Strategic Partners Asia, which is considered a Variable Interest Entity (“VIE”), is based on Financial Accounting Standards Board, or FASB, Interpretation No. 46 (revised in December 2003), “ Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51 “ (“FIN46R”). We account for this VIE, of which we are not the primary beneficiary, under the equity method of accounting.

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

With respect to our majority limited membership interest in the Duke/Hulfish, LLC joint venture, or the Duke joint venture, we considered EITF 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” in determining that we did not have control over the financial and operating decisions of such entity due to the existence of substantive participating rights held by the minority limited member who is also the managing member of the Duke joint venture.

We carry our investments in CBRE Strategic Partners Asia and the Duke joint venture on the equity method of accounting because we have the ability to exercise significant influence (but not control) over operating and financial policies of each such entity. We eliminate transactions with such equity method subsidiary to the extent of our ownership in each such entity. Accordingly, our share of net income (loss) of these equity method subsidiaries is included in consolidated net income (loss). Under the equity method, impairment losses are recognized upon evidence of other-than-temporary losses of value.

Our investments in unconsolidated entities in which we have the ability to exercise significant influence over operating and financial policies, but do not control, or entities which are variable interest entities in which we are not the primary beneficiary are accounted for under the equity method. Accordingly, our share of the earnings from these equity method basis companies is included in consolidated net income. Our determination of the appropriate accounting treatment for an investment in a an entity requires judgment of several factors, including the size and nature of our ownership interest and the other owners’ substantive rights to make decisions for the entity. If we were to make different judgments or conclusions as to the level of our control or influence, it could result in a different accounting treatment. Accounting for an investment as either consolidated or using the equity method generally would have no impact on our net income or stockholders’ equity in any accounting period, but a different treatment would impact individual income statement and balance sheet items, as consolidation would effectively “gross up” our income statement and balance sheet.

Accounting Pronouncements Adopted January 1, 2008

Effective January 1, 2008, we adopted, on a prospective basis, SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) as amended by FASB Staff Position SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS No. 157-1”) and FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS No. 157-2”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP and provides for expanded disclosure about fair value measurements. SFAS No. 157 applies prospectively to all other accounting pronouncements that require or permit fair value measurements. FSP FAS No. 157-1 amends SFAS No. 157 to exclude from the scope of SFAS No. 157 certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases.” FSP FAS No. 157-2 amends SFAS No. 157 to defer the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008.

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

Effective January 1, 2008, we adopted, on a prospective basis, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities “ (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements since we did not elect to apply the fair value option for any of our eligible financial instruments or other items on the January 1, 2008 effective date.

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

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 “ (“SFAS No. 160”). SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. Management does not expect the adoption of the provisions of SFAS No. 160 will have a material impact on our consolidated financial statements.

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

Rental Operations

We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, management fees and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our company level general and administrative expenses. The following tables compare the net operating income for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Domestic Properties
Revenues:
Rental	$5,749	$1,681	$11,076	$3,364
Tenant Reimbursements	1,235	461	2,269	946

	6,984	2,142	13,345	4,310

Property and Related Expenses:
Operating and Maintenance	559	227	1,010	450
General and Administrative	150	27	194	72
Property Management Fee to Related Party	65	—	127	—
Property Taxes	816	295	1,447	590

	1,590	549	2,778	1,112

Net Operating Income	5,394	1,593	10,567	3,198

International Properties
Revenues:
Rental	973	293	1,461	293
Tenant Reimbursements	26	3	60	3

	999	296	1,521	296

Property and Related Expenses:
Operating and Maintenance	28	5	60	5
General and Administrative	52	—	52	—
Property Management Fee to Related Party	5	—	7	—
Property Taxes	—	—	—	—

	85	5	119	5

Net Operating Income	914	291	1,402	291

Total Reportable Segments
Revenues:
Rental	6,722	1,974	12,537	3,657
Tenant Reimbursements	1,261	464	2,329	949

	7,983	2,438	14,866	4,606

Property and Related Expenses:
Operating and Maintenance	587	232	1,070	455
General and Administrative	202	27	246	72
Property Management Fee to Related Party	70	—	134	—
Property Taxes	816	295	1,447	590

	1,675	554	2,897	1,117

Net Operating Income(1)	6,308	1,884	11,969	3,489

Reconciliation of Non-GAAP Measure to Consolidated Net (Loss) Income
Total Segment Net Operating Income	6,308	1,884	11,969	3,489
Interest and Other Income	534	774	1,330	1,038

	6,842	2,658	13,299	4,527

Interest Expense	2,344	572	4,750	1,018
General and Administrative	781	494	1,146	672
Investment Management Fee to Related Party	798	262	1,479	499
Depreciation and Amortization	3,889	1,327	7,039	2,470

(Loss) Income From Continuing Operations Before Income Taxes, Minority Interest and Equity in Loss of Unconsolidated Entities	(970)	3	(1,115)	(132)
Minority Interest	5	1	7	4
Provision for Income Taxes	(81)	—	(140)	—
Equity in Loss of Unconsolidated Entities	(180)	—	(276)	—

(Loss) Income from Continuing Operations	(1,226)	4	(1,524)	(128)
Income from Discontinued Operation	741	—	1,622	—

Net (Loss) Income	$(485)	$4	$98	$(128)

(1)

Total Reportable Segments net operating income is a Non-GAAP financial measure which may be useful as a supplemental measure for evaluating the relationship of each reporting segment to the combined total. This measure should not be looked as an alternative measure of operating performance to our U.S. GAAP presentations provided.

Consolidated Results of Continuing Operations

Comparison of Three Months Ended June 30, 2008 to Three Months Ended June 30, 2007

Revenues

Rental

Rental revenue increased $4,748,000, or 241%, to $6,722,000 during the three months ended June 30, 2008 compared to $1,974,000 for the three months ended June 30, 2007. The increase was due to the acquisition of 602 Central Blvd., Bolingbrook Point III, the Carolina Portfolio, Lakeside Office Center and Thames Valley Five as well as increased occupancy at Deerfield Commons I.

Tenant Reimbursements

Tenant reimbursements increased $797,000, or 172%, to $1,261,000 for the three months ended June 30, 2008 compared to $464,000 for the three months ended June 30, 2007, primarily as a result of increased tenant operating expense recovery for Deerfield Commons I, Bolingbrook Point III, the Carolina Portfolio and Lakeside Office Center.

Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $366,000, or 166%, to $587,000 for the three months ended June 30, 2008 compared to $221,000 for the three months ended June 30, 2007. The increase was primarily due to the acquisition of Bolingbrook Point III, the Carolina Portfolio and Lakeside Office Center and increased operating expenses at Deerfield Commons I.

Property Taxes

Property tax expense increased $521,000, or 177%, to $816,000 for the three months ended June 30, 2008 compared to $295,000 for the three months ended June 30, 2007. The increase was due to a combination of increased assessments and expenses associated with the Bolingbrook Point III, the Carolina Portfolio and Lakeside Office Center.

Interest

Interest expense increased $1,772,000, or 310%, to $2,344,000 for the three months ended June 30, 2008 compared to $572,000 for the three months ended June 30, 2007 as a result of interest expense associated with the 602 Central Blvd., the Carolina Portfolio and Thames Valley Five notes payable and the Bank of America term loan.

General and Administrative

General and administrative expense increased $462,000, or 89%, to $983,000 for the three months ended June 30, 2008 compared to $521,000 for the three months ended June 30, 2007. Of the total increase, $209,000 was due to the increase in professional fees; $101,000 was due to increase in organization costs associated with formation of the Duke joint venture; $82,000 was due to the increase in general corporate legal expense for the three months ended June 30, 2008 as compared to June 30, 2007; $82,000 was due to the increase in general audit fees and Sarbanes-Oxley assistance fees for the three months ended June 30, 2008 as compared to June 30, 2007; $21,000 was due to the increase in shareholder servicing fees and report production costs for the three months ended June 30, 2008 as compared to June 30, 2007, offset by the reductions of directions and officers’ insurance of $33,000 for the three months ended June 30, 2008 as compared to June 30, 2007.

Property Management Fee and Investment Management Fee

Property management fee and investment management fee increased $595,000, or 218%, to $868,000 for three months ended June 30, 2008 compared to $273,000 for the three months ended June 30, 2007. The increase was due to fees earned relative to the management of 602 Central Blvd., Bolingbrook Point III, the Carolina Portfolio, Lakeside Office Center and Thames Valley Five.

Depreciation and Amortization

Depreciation and amortization expense increased $2,562,000, or 193%, to $3,889,000 for the three months ended June 30, 2008 as compared to $1,327,000 for the three months ended June 30, 2007. The net increase was related to tenant improvement and leasing commission activities at Deerfield Commons I and 660 N. Dorothy and the acquisitions of 602 Central Blvd., Bolingbrook Point III, the Carolina Portfolio, Lakeside Office Center and Thames Valley Five.

Interest and Other Income

Interest and other income decreased $240,000, or 31%, to $534,000 for the three months ended June 30, 2008 compared to $774,000 for the three months ended June 30, 2007. The decrease was due to lower year to year cash balances and money market interest rates.

Equity in Loss of Unconsolidated Entities

Our investment in CBRE Strategic Partners Asia and the Duke joint venture resulted in a loss of $180,000 for the three months ended June 30, 2008. There were no comparable activities for the three months ended June 30, 2007.

Comparison of Six Months Ended June 30, 2008 to Six Months Ended June 30, 2007

Revenues

Rental

Rental revenue increased $8,879,000, or 243%, to $12,536,000 during the six months ended June 30, 2008 compared to $3,657,000 for the six months ended June 30, 2007. The increase was due to the acquisition of 602 Central Blvd., Bolingbrook Point III, the Carolina Portfolio, Lakeside Office Center and Thames Valley Five as well as increased occupancy at Deerfield Commons I.

Tenant Reimbursements

Tenant reimbursements increased $1,381,000, or 146%, to $2,330,000 for the six months ended June 30, 2008 compared to $949,000 for the six months ended June 30, 2007, primarily as a result of increased tenant operating expense recovery for Deerfield Commons I, Bolingbrook Point III, the Carolina Portfolio and Lakeside Office Center.

Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $635,000, or 146%, to $1,070,000 for the six months ended June 30, 2008 compared to $435,000 for the six months ended June 30, 2007. The increase was primarily due to the acquisition of Bolingbrook Point III, the Carolina Portfolio, Lakeside Office Center and Thames Valley Five as well as increased operating expenses at Deerfield Commons I.

Property Taxes

Property tax expense increased $857,000, or 145%, to $1,447,000 for the six months ended June 30, 2008 compared to $590,000 for the six months ended June 30, 2007. The increase was due to a combination of increased assessments and expenses associated with the Bolingbrook Point III, the Carolina Portfolio and Lakeside Office Center.

Interest

Interest expense increased $3,732,000, or 367%, to $4,750,000 for the six months ended June 30, 2008 compared to $1,018,000 for the six months ended June 30, 2007 as a result of interest expense associated with the 602 Central Blvd., the Carolina Portfolio, Thames Valley Five and the Bank of America term loan.

General and Administrative

General and administrative expense increased $648,000, or 87%, to $1,392,000 for the six months ended June 30, 2008 compared to $744,000 for the six months ended June 30, 2007. Of the total increase, $232,000 was due to the increase in general audit fees and Sarbanes-Oxley assistance fees for the six months ended June 30, 2008 as compared to June 30, 2007; $194,000 was due to the increase in professional fees; $173,000 was due to the increase in general corporate legal expense for the six months ended June 30, 2008 as compared to June 30, 2007; $101,000 was due to the payment of organization costs associated with the formation of the Duke joint venture; offset by the reductions of directions and officers’ insurance of $64,000 for the six months ended June 30, 2008 as compared to June 30, 2007.

Property Management Fee and Investment Management Fee

Property management fee and investment management fee increased $1,094,000, or 211%, to $1,613,000 for six months ended June 30, 2008 compared to $519,000 for the six months ended June 30, 2007. The increase was due to fees earned relative to the management of 602 Central Blvd., Bolingbrook Point III, the Carolina Portfolio, Lakeside Office Center and Thames Valley Five.

Depreciation and Amortization

Depreciation and amortization expense increased $4,569,000, or 185%, to $7,039,000 for the six months ended June 30, 2008 as compared to $2,470,000 for the six months ended June 30, 2007. The net increase was related to tenant improvement and leasing commission activities at Deerfield Commons I and 660 N. Dorothy and the acquisitions of 602 Central Blvd., Bolingbrook Point III, the Carolina Portfolio and Thames Valley Five.

Interest and Other Income

Interest and other income increased $292,000, or 28%, to $1,330,000 for the six months ended June 30, 2008 compared to $1,038,000 for the six months ended June 30, 2007. The increase was due to the investing of our public offering net cash proceeds in interest earning cash equivalents.

Equity in Loss of Unconsolidated Entities

Our investment in CBRE Strategic Partners Asia and the Duke joint venture resulted in a loss of $276,000 for the six months ended June 30, 2008. There were no comparable activities for the six months ended June 30, 2007.

Financial Condition, Liquidity and Capital Resources

Overview

Our sources of funds will primarily be the net proceeds of our initial public offering, operating cash flows and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements and we do not anticipate a need to raise funds from other than these sources within the next twelve months. Depending on market conditions, we expect that once the net proceeds of our initial public offering are fully invested, our debt financing will be no greater than 65% of the value of the cost of our assets before non-cash reserves and depreciation. The amount of debt we place on an individual property, or the amount of debt incurred by an individual entity in which we invest, may be more or less than 65% of the value of such property or the value of the assets owned by such entity, depending on market conditions and other factors. In fact, depending on market conditions and other factors, we may choose not to place debt on our portfolio or our assets and may choose not to borrow to finance our operations or to acquire properties. Our declaration of trust limits our borrowing to 300% of our net assets unless any excess borrowing is approved by a majority of our independent trustees and is disclosed to our shareholders in our next quarterly report. Our declaration of trust defines “net assets” as our total assets (other than intangibles) at cost, before deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities, calculated at least quarterly by us on a basis consistently applied; provided, however, that during such periods in which we are obtaining regular independent valuations of the current value of its net assets for purposes of enabling fiduciaries of employee benefit plan shareholders to comply with applicable Department of Labor reporting requirements, “net assets” means the greater of (i) the amount determined pursuant to the foregoing and (ii) the assets’ aggregate valuation established by the most recent such valuation report without reduction for depreciation, bad debts or other non-cash reserves. Any indebtedness we do incur will likely be subject to continuing covenants, and we will likely be required to make continuing representations and warranties in connection with such debt. Moreover, some or all of our debt may be secured by some or all of our assets. If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal. If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to such lender. The lender could also sue us or force us into bankruptcy. Any such event would have a material adverse effect on the value of our common shares. We believe that, even without any proceeds raised from our initial public offering, we have sufficient cash flow from operations to continue as a going concern for the next twelve months and into the foreseeable future.

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

Historical Cash Flows

Our net cash provided by operating activities increased by $4,959,000 to $7,253,000 for the six months ended June 30, 2008, compared to $2,294,000 for the six months ended June 30, 2007. The increase was due to the acquisitions of Bolingbrook Point III, the Carolina Portfolio, Lakeside Office Center and Thames Valley Five.

Net cash used in investing activities increased by $86,499,000 to $112,608,000 for the six months ended June 30, 2008, compared to $26,109,000 for the six months ended June 30, 2007. The increase was due to the acquisitions of Carolina land parcels, Lakeside Office Center, Kings Mountain III, and Thames Valley Five during the six months ended June 30, 2008.

Net cash provided by financing activities increased by $18,414,000 to $132,840,000 for the six months ended June 30, 2008, compared to net cash provided by financing activities of $114,426,000 for the six months ended June 30, 2007. The increase was due to the $24,365,000 increase in net proceeds, after offering costs, received from the public offering, $3,920,000 increase in proceeds from notes payable and $3,000 increase in security deposit, offset by increases in distributions to shareholders and minority interest holder of $6,891,000, shareholder redemptions of $1,232,000, principal payments on notes payable of $1,671,000, and deferred financial costs of $80,000.

Non-GAAP Supplemental Financial Measure: Funds from Operations

Management uses Funds from Operations, or FFO, as a supplemental measure of REIT performance. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT, which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we do. The revised White Paper defines FFO as net income or loss computed in accordance with U.S. GAAP, excluding extraordinary items, as defined by U.S. GAAP, and gains and losses from sales of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures.

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

FFO does not represent cash generated from operating activities in accordance with U.S. GAAP and should not be considered as an alternative to net income (determined in accordance with U.S. GAAP), as an indication of our financial performance or to cash flow from operating activities (determined in accordance with U.S. GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

The following table presents our FFO for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Reconciliation of net (loss) income to funds from operations:
Net Income (Loss)	$(485)	$4	$98	$(128)
Adjustments:
Minority interest	(2)	(1)	3	(4)
Net effect of FFO adjustment from unconsolidated entities(1)	224		224
Real estate depreciation and amortization	3,889	1,327	7,039	2,470

Funds from operations	$3,626	$1,330	$7,364	$2,338

(1)	Represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation).

Financing

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. Assumption fees and other loan closing costs totaling $765,500 were capitalized as incurred. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. Principal payments totaling $1,671,000 were made during the six months ended June 30, 2008. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

In addition, we entered into a credit agreement with Bank of America, N.A. to provide us a $65,000,000 term loan and a $10,000,000 revolving line of credit (collectively, the “Credit Facility”). The one year term loan was fully drawn upon at the closing of the Carolina Portfolio on August 30, 2007. None of the revolving line of credit has been drawn. The Credit Facility matures in August 2008 and interest is payable monthly at a floating rate of LIBOR plus 1.25%, or 3.73% per annum as of June 30, 2008 and 6.10% per annum as of December 31, 2007. Upfront fees and other loan closing cost totaling approximately $229,000 were capitalized as incurred. A fee of 0.2% per annum is accrued on unfunded balances under the revolving line of credit. The loan contains various financial covenants and restrictions including a fixed charge coverage ratio of at least 1.6, as defined in the credit agreement. On November 29, 2007, we repaid a portion of the loan balance in the amount of $20,000,000 using net proceeds from our initial public offering. As of June 30, 2008 and December 31, 2007, the term loan balance was $45,000,000 and we were in compliance with all such covenants and restrictions. The Credit Facility is unsecured, but we are required to repay a proportion of the Credit Facility, as defined in the credit agreement, if any of the unencumbered properties in the Carolina Portfolio, including all of the properties held for sale, are financed or sold.

On April 27, 2007, we, in connection with the acquisition of 602 Central Blvd, entered into a £5,500,000 ($10,957,000 at June 30, 2008) financing arrangement with the Royal Bank of Scotland plc secured by the property. The loan is for a term of seven years and bears interest at a variable rate of interest, adjusted quarterly, based on three month LIBOR plus 0.67%, or 6.56% and 6.94% per annum as of June 30, 2008 and December 31, 2007, respectively. Interest payments only are due quarterly for the term of the loan with principal due at maturity. The loan agreement requires us to maintain a rate cap agreement pursuant to which we will be protected against an increase in the three month LIBOR over 6.25% through May 27, 2010.

On May 30, 2008, we entered into a £7,500,000 ($14,942,000 at June 30, 2008) financing arrangement with the Royal Bank of Scotland plc secured by the Thames Valley Five property. The loan is for a term of five years (with a two year extension option) and bears interest at a variable rate of interest, adjusted quarterly, based on three month LIBOR plus 1.01%, or 6.81% per annum as of June 30, 2008. Interest payments only are due quarterly for the term of the loan with principal due at maturity.

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

Off-Balance Sheet Arrangements

As of June 30, 2008, we had two investments in unconsolidated entities. These investments are discussed in Note 4 in the accompanying consolidated financial statements.

Contractual Obligations and Commitments

The following table provides information with respect to our contractual obligations at June 30, 2008 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Note Payable (and interest payments) Collateralized by REMEC Corporate Campus	$(15,418)	$(635)	$(1,269)	$(13,514)	$—
Note Payable (and interest payments) Collateralized by 300 Constitution Drive	(14,227)	(581)	(1,162)	(12,484)	—
Note Payable (and interest payments) Collateralized by Deerfield Commons I	(13,445)	(509)	(1,084)	(1,286)	(10,566)
Note Payable (and interest payments) Collateralized by 602 Central Blvd.	(15,267)	(718)	(1,437)	(1,437)	(11,675)
Note Payable (and interest payments) Collateralized by Bolingbrook Point III	(12,117)	(473)	(947)	(947)	(9,750)
Note Payable (and interest payments) Collateralized by the Carolina Portfolio	(90,862)	(6,980)	(13,961)	(13,885)	(56,036)
Note Payable (and interest payments) Collateralized by Thames Valley Five	(20,089)	(1,029)	(2,059)	(17,001)
Unsecured Loan Payable*	(45,000)	(45,000)	—	—	—

Total	$(226,425)	$(55,925)	$(21,919)	$(60,554)	$(88,027)

*	Excludes interest for this presentation because of the short-term nature of the loan.

As of June 30, 2008, we were committed to pay $4,906,000 in accrued offering costs to related and other parties. The timing of future payments is uncertain.

As of June 30, 2008, we had an unfunded investment commitment in CBRE Strategic Partners Asia totaling $19,800,000. The timing of future payments is uncertain.

As of June 30, 2008, we had an unfunded investment commitment in the Duke joint venture totaling $164,240,000. The timing of future payments is uncertain.

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

Notes Payable secured by real property are summarized as follows (in thousands):

	Interest Rate as of			Notes Payable as of
Property	June 30, 2008	December 31, 2007	Maturity Date	June 30, 2008	December 31, 2007
REMEC	4.79%	4.79%	November 1, 2011	$13,250	$13,250
300 Constitution	4.84	4.84	April 1, 2012	12,000	12,000
Deerfield Commons I(1)	5.23	5.23	December 1, 2015	9,725	9,725
602 Central Blvd.(2)	6.56	6.94	April 27, 2014	10,957	10,928
Bolingbrook Point III	5.26	5.26	January 1, 2015	9,000	9,000
Fairforest Bldg. 5(3)	6.33	6.33	February 1, 2024	10,975	11,177
Fairforest Bldg. 6(3)	5.42	5.42	June 1, 2019	3,635	3,754
HJ Park—Bldg. 1(3)	4.98	4.98	March 1, 2013	1,289	1,407
North Rhett I(3)	5.65	5.65	August 1, 2019	4,721	4,871
North Rhett II(3)	5.20	5.20	October 1, 2020	2,578	2,652
North Rhett III(3)	5.75	5.75	February 1, 2020	2,104	2,166
North Rhett IV(3)	5.80	5.80	February 1, 2025	10,940	11,132
Mt Holly Bldg.(3)	5.20	5.20	October 1, 2020	2,578	2,652
Orangeburg Park Bldg.(3)	5.20	5.20	October 1, 2020	2,622	2,697
Kings Mountain I(3)	5.27	5.27	October 1, 2020	2,230	2,294
Kings Mountain II(3)	5.47	5.47	January 1, 2020	6,706	6,911
Union Cross Bldg. I(3)	5.50	5.50	July 1, 2021	3,196	3,278
Union Cross Bldg. II(3)	5.53	5.53	June 1, 2021	9,775	10,031
Thames Valley Five (4)	6.81	—	May 30, 2013	14,942	—

Notes Payable				133,223	119,925
Less Discount				(2,873)	(3,049)

Notes Payable Less Discount				$130,350	$116,876

(1)	Interest only payments are due monthly for the first 60 months of the loan term. Principal and interest payments are due monthly for the remaining 60 months of the loan term.
(2)	Variable interest rate of 6.56% at June 30, 2008, based on three month GBP based London Inter-Bank Offering Rate, or LIBOR, plus 0.67%.
(3)

These notes payable were assumed from the seller of the Carolina Portfolio on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount.

(4)	Variable interest rate of 6.81% at June 30, 2008 based on three month GBP based LIBOR plus 1.01%.

Upon the maturity of our debt, there is a market risk as to the prevailing rates at the time of refinancing. Changes in market rates on our fixed-rate debt affect the fair market value of our debt but it has no impact on interest expense or cash flow. A 100 basis point increase or decrease in interest rates on our fixed rate debt would not increase or decrease our annual interest expense on fixed rate debt.

The interest rate cap has a term of 33 months from August 27, 2007 to May 27, 2010 and has a notional amount of £5,500,000 ($10,957,000 at June 30, 2008) and caps the three month LIBOR at 6.25% during such period. Included in other assets is the fair value of the interest rate cap of $80,000, which includes ($42,000) in earnings for the decrease in fair value of the interest rate cap during the six months ended June 30, 2008.

The fair value of long-term debt was estimated based on current interest rates available to us for debt instruments with similar terms. The following table summarizes our financial instruments and their calculated fair values at June 30, 2008 and December 31, 2007 (in thousands):

	As of June 30, 2008
	Carrying Value	Total Fair Value
Financial Assets (Liabilities):
Interest Rate Cap	$80	$80
Notes Payable	$(130,350)	$(127,885)
Loan Payable	$(45,000)	$(45,000)

A 100 basis point increase or decrease in interest rates would increase or decrease the fair market value of our notes payable by $6,195,000 at June 30, 2008. In addition, a 100 basis point increase or decrease in interest rates would either increase or decrease annual variable interest expense on the 602 Central Boulevard Property by approximately $110,000 (net of the effect of the interest rate cap) and approximately $149,000 on the Thames Valley Five property.

	As of December 31, 2007
	Carrying Value	Total Fair Value
Financial Assets (Liabilities):
Interest Rate Cap	$121	$121
Notes Payable	$(116,876)	$(114,174)
Loan Payable	$(45,000)	$(45,000)

The fair value of the loan payable of $45,000,000 approximates the carrying value due to its short-term nature.

In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary.

Subsequent Events

From July 1, 2008 through August 1, 2008, we received gross proceeds of approximately $33,834,651 from the sale of 3,395,966 common shares in our initial public offering.

On January 28, 2008, American LaFrance LLC, or ALF, the tenant in our Jedburg Commerce Park property, filed for Chapter 11 bankruptcy protection with the bankruptcy court for the District of Delaware. On May 23, 2008, an order was entered in ALF’s Chapter 11 case confirming its Plan of Reorganization, which became effective on July 23, 2008. In connection therewith, ALF’s lease with us was modified to reduce the remaining lease term from approximately 19 years to approximately five years and the current annual base rent from approximately $2,994,086 to $2,809,500. ALF has remained current on its rent obligations during the course of the Chapter 11 bankruptcy proceedings and the lease remains secured, in part, by a letter of credit.

On July 1, 2008, we acquired, from unrelated third-parties, a fee interest in Enclave on the Lake, located at 1255 Enclave Parkway, in Houston, Texas. This property had a total acquisition cost of approximately $37,732,000, which includes the application of a $500,000 purchase deposit, customary closing costs and an acquisition fee of $372,500 which was paid to our Investment Advisor. The property consists of a 171,091 square foot, six-story office building with structured and surface parking lots completed in 1999. The office building is 100% leased to SBM Atlantia, Inc., a Netherlands based supplier of products and services to the oil and gas industry under a lease that expires in February 2012. The initial annual rent under the lease with SBM Atlantia, Inc. is $4,277,000. In connection with the acquisition of this property, we assumed a $18,790,000 fixed-rate mortgage loan that bears interest at a rate of 5.45% per annum and matures on May 1, 2011.

On July 11, 2008, we acquired, from an unrelated third-party, a fee interest in Albion Mills Retail Park located on Ings Road, Wakefield, United Kingdom. This property had a total acquisition cost of approximately £11,126,000 ($22,046,000 assuming an exchange rate of $1.9815/£1.00), which includes customary closing costs and an acquisition fee of $208,000 which was paid to our Investment Advisor. The property consists of a 55,294 square foot, two unit retail building and surface parking lot completed in 2000. The retail building is 100% leased to Wickes Building Supplies Ltd, one of the United Kingdom’s leading hardware and building supplies retailers, under a lease that expires in May 2030, and DSG Retail Ltd. (d/b/a PC World), one of the largest retailers in the United Kingdom, under a lease that expires in September 2020. The initial annual rent under the lease with Wickes Building Supplies Ltd is $1,177,746 and the initial annual rent under the lease with DSG Retail Ltd. (d/b/a PC World) is $404,060.

On July 25, 2008, we entered into a definitive purchase agreement with unrelated third parties, to acquire, subject to customary closing conditions, Avion III and IV, located at 14550 and 14560 Avion Parkway, in Chantilly, Virginia. The contract purchase price for Avion III and IV is $41,700,000 exclusive of transaction costs, financing fees and working capital reserves. We anticipate that the acquisition will be funded from the proceeds of our initial public offering. Each property consists of a three-story office building, with surface parking lots, completed in 2003. Avion III has 71,507 rentable square feet and is 100% leased to Lockheed Martin Corporation, a leading supplier of aerospace and defense products and services. Avion IV has 71,504 rentable square feet and is 100% leased to the U.S. General Services Administration. Both buildings have been improved to meet Sensitive Compartmentalized Information Facilities standards that include enhanced access control systems which meet specific security requirements for handling federal classified information. While we anticipate this acquisition will close during the third quarter of 2008, this agreement is subject to a number of contingencies and there can be no assurances that this acquisition will occur.

On July 25, 2008, the lease on the 300 Constitution property was assigned to Women’s Apparel Group, LLC, by Chadwick’s of Boston, Inc., the previous tenant, Women’s Apparel Group, LLC, an owner and operator of women’s apparel companies, will now be the tenant of the 300 Constitution property.

On August 7, 2008, we obtained a $9,000,000 loan from 40/86 Mortgage Capital, Inc., secured by the Lakeside Office property originally acquired on March 5, 2008. The loan is for a term of seven years and bears interest at a fixed rate of 6.03% with interest payments only for the first 36 months and principal and interest for the remaining 48 months of the loan term. In addition, we incurred financing costs of approximately $100,000 associated with obtaining this loan.

On August 8, 2008, we entered into an amended and restated credit agreement with Bank of America, N.A. (“Bank of America”), which amended the terms of our prior credit agreement with Bank of America, to provide us with a new $45,000,000 unsecured revolving line of credit (the “Revolving Credit Facility”), and to replace our prior Bank of America term loan and revolving credit facility which was scheduled to mature in August 2008. The new Revolving Credit Facility was fully drawn upon at closing, with such proceeds utilized to pay down the full $45,000,000 amount outstanding under our prior Bank of America term loan (as of August 8, 2008, no amount was outstanding under our prior $10,000,000 Bank of America revolving credit facility). The new Revolving Credit Facility matures in August 2010 and bears interest at a floating rate of LIBOR plus 2.00% to 2.75%, based upon our leverage ratio as defined in the credit agreement (at our current leverage ratio, the Revolving Credit Facility bears interest at a floating rate of LIBOR plus 2.00%). An upfront fee of $292,500 was paid to Bank of America, and a fee equal to the actual daily amount by which the aggregate commitments exceed the total outstandings (both as defined in the amended and restated credit agreement) times 0.20% per annum if the total outstandings are equal to or more than 50% of the aggregate commitments, or 0.25% per annum otherwise, is accrued on unfunded balances under the Revolving Credit Facility. The loan contains various financial covenants and restrictions including a fixed charge coverage ratio of less than 1.75 to 1.00, as defined in the amended and restated credit agreement. As of August 8, 2008, we were in compliance with all such covenants and restrictions. On August 13, 2008, we paid down the full $45,000,000 amount initially outstanding under the Revolving Credit Facility.

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

Disclosure Controls and Procedures

We have formally adopted a policy for disclosure controls and procedures that provides guidance on the evaluation of disclosure controls and procedures and is designed to ensure that all corporate disclosure is complete and accurate in all material respects and that all information required to be disclosed in the periodic reports submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods and in the manner specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Also, we have an investment in two unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to these entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

Changes in Internal Controls Over Financial Reporting

No changes in internal control over financial reporting occurred during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any material legal proceeding as of June 30, 2008.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

None.

Use of Proceeds from Sale of Registered Securities

During the quarter ended June 30, 2008, we did not sell any equity securities that are not registered under the Securities Act of 1933, as amended, and we repurchased 159,269 common shares.

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

We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From October 24, 2006 (effective date) through June 30, 2008, we received gross offering proceeds of approximately $388,849,000 from the sale of 38,911,634 shares. After payment of approximately $3,684,000 in acquisition fees, payment of approximately $16,338,000 in selling commissions, $5,756,000 in dealer manager fees, $2,498,000 in marketing support fees and payment of approximately $11,660,000 in organization and offering expenses, as of June 30, 2008, we had raised aggregate net offering proceeds of approximately $348,913,000.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On August 8, 2008, we entered into an amended and restated credit agreement with Bank of America, N.A. (“Bank of America”), which amended the terms of our prior credit agreement with Bank of America, to provide us with a new $45,000,000 unsecured revolving line of credit (the “Revolving Credit Facility”), and to replace our prior Bank of America term loan and revolving credit facility which was scheduled to mature in August 2008. The new Revolving Credit Facility was fully drawn upon at closing, with such proceeds utilized to pay down the full $45,000,000 amount outstanding under our prior Bank of America term loan (as of August 8, 2008, no amount was outstanding under our prior $10,000,000 Bank of America revolving credit facility). The new Revolving Credit Facility matures in August 2010 and bears interest at a floating rate of LIBOR plus 2.00% to 2.75%, based upon our leverage ratio as defined in the credit agreement (at our current leverage ratio, the Revolving Credit Facility bears interest at a floating rate of LIBOR plus 2.00%). An upfront fee of $292,500 was paid to Bank of America, and a fee equal to the actual daily amount by which the aggregate commitments exceed the total outstandings (both as defined in the amended and restated credit agreement) times 0.20% per annum if the total outstandings are equal to or more than 50% of the aggregate commitments, or 0.25% per annum otherwise, is accrued on unfunded balances under the Revolving Credit Facility. The loan contains various financial covenants and restrictions, including a fixed charge coverage ratio of less than 1.75 to 1.00, as defined in the amended and restated credit agreement. As of August 8, 2008, we were in compliance with all such covenants and restrictions. On August 13, 2008, we paid down the full $45,000,000 amount initially outstanding under the Revolving Credit Facility.

Item 6.	Exhibits

10.1	Contribution Agreement, dated May 5, 2008, by and among Duke Realty Limited Partnership, Duke/Hulfish, LLC and CBRE Operating Partnership, L.P. (Previously filed as Exhibit 10.1 to Form 8-K (file 000-53200) filed May 6, 2008 and incorporated herein by reference).

10.2	Amended and Restated Credit Agreement, dated August 8, 2008, by and among CBRE Operating Partnership, L.P., CB Richard Ellis Realty Trust and Bank of America, N.A., filed herewith.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CB RICHARD ELLIS REALTY TRUST

Date: August 14, 2008	/s/ JACK A. CUNEO
Jack A. Cuneo
President and Chief Executive Officer

Date: August 14, 2008	/s/ LAURIE ROMANAK
Laurie Romanak
Chief Financial Officer