Form 10-Q
period 2008-09-30
CB RICHARD ELLIS REALTY TRUST
filed 2008-11-14
CIK 1297587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the registrant’s common shares, $0.01 par value, was 58,890,397 as of October 31, 2008

CB RICHARD ELLIS REALTY TRUST

i

PART I.

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Balance Sheets

as of September 30, 2008 and December 31, 2007 (unaudited)

(In Thousands, Except Share Data)

	September 30, 2008	December 31, 2007
ASSETS:
Investments in Real Estate:
Land	$84,743	$58,580
Site Improvements	35,903	21,672
Buildings and Improvements	298,557	227,166
Tenant Improvements	12,004	9,620

	431,207	317,038
Less: Accumulated Depreciation and Amortization	(13,697)	(7,233)

Net Investments in Real Estate	417,510	309,805
Investments in Unconsolidated Entities	115,639	101
Cash and Cash Equivalents	34,198	77,554
Restricted Cash	956	430
Accounts and Other Receivables	1,942	1,947
Deferred Rent	2,175	1,196
Acquired Above Market Leases, Net of Accumulated Amortization of $1,911 and $921, respectively	11,856	12,505
Acquired In-Place Lease Value, Net of Accumulated Amortization of $12,883 and $8,181, respectively	35,658	29,619
Deferred Financing Costs, Net of Accumulated Amortization of $601 and $267, respectively	2,032	1,369
Lease Commissions, Net of Accumulated Amortization of $87 and $46, respectively	308	180
Other Assets	4,225	1,045

Total Assets	$626,499	$435,751

LIABILITIES AND SHAREHOLDERS’ EQUITY:
LIABILITIES:
Notes Payable, less discount of $3,255 and $3,049, respectively	$154,047	$116,876
Loan Payable	—	45,000
Security Deposits	568	155
Accounts Payable and Accrued Expenses	7,375	4,621
Accrued Offering Costs Payable to Related Parties	4,415	5,241
Distributions Payable	7,511	4,013
Acquired Below Market Leases, Net of Accumulated Amortization of $2,997 and $1,696, respectively	14,710	12,839
Property Management Fee Payable to Related Party	99	50
Investment Management Fee Payable to Related Party	381	429

Total Liabilities	189,106	189,224

MINORITY INTEREST:	1,377	1,495

SHAREHOLDERS’ EQUITY:
Common Shares of Beneficial Interest, $0.01 par value, 990,000,000 shares authorized; 55,546,825 and 31,076,709 issued and outstanding, respectively	556	311
Additional Paid-in-Capital	482,012	264,954
Accumulated Deficit	(41,411)	(20,274)
Accumulated Other Comprehensive (Loss) Income	(5,141)	41

Total Shareholders’ Equity	436,016	245,032

Total Liabilities and Shareholders’ Equity	$626,499	$435,751

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)

(In Thousands, Except Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES:
Rental	$8,767	$3,666	$23,631	$7,323
Tenant Reimbursements	1,548	643	4,250	1,592

	10,315	4,309	27,881	8,915

EXPENSES:
Operating and Maintenance	1,030	261	2,207	695
Property Taxes	1,218	412	3,134	1,004
Interest	2,728	1,330	7,479	2,348
General and Administrative	680	453	2,098	1,182
Property Management Fee to Related Party	125	54	348	74
Investment Management Fee to Related Party	1,016	405	2,495	904
Depreciation and Amortization	4,417	2,115	11,457	4,585
Loss on Transfer of Real Estate Held for Sale to Continuing Operations	3,451	—	3,451	—

	14,665	5,030	32,669	10,792

INTEREST AND OTHER INCOME	467	1,160	1,797	2,198

(LOSS) INCOME BEFORE INCOME TAXES, MINORITY INTEREST, AND EQUITY IN EARNINGS IN UNCONSOLIDATED ENTITIES	(3,883)	439	(2,991)	321
MINORITY INTEREST	14	(5)	12	(1)
BENEFIT (PROVISION) FOR INCOME TAXES	557	—	41	(14)
EQUITY IN EARNINGS OF UNCONSOLIDATED ENTITIES	379	—	103	—

NET (LOSS) INCOME	$(2,933)	$434	$(2,835)	$306

Basic and Diluted Net Loss per Share	$(0.01)	$0.02	$(0.01)	$0.02

Weighted Average Common Shares Outstanding—Basic and Diluted	50,072,669	22,538,536	41,444,884	15,386,375

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2008 and 2007 (unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(2,835)	$306
Adjustments to Reconcile Net (Loss) Income to Net Cash Flows Provided by Operating Activities:
Equity Income in Unconsolidated Entities	(103)	—
Minority Interest	(12)	1
Loss on Transfer of Real Estate Held for Sale to Continuing Operations	3,451	—
Depreciation and Amortization of Building and Improvements	6,555	2,074
Amortization of Deferred Financing Costs	334	68
Amortization of Acquired In-Place Lease Value	4,861	2,488
Amortization of Above and Below Market Leases	(311)	(214)
Amortization of Lease Commissions	41	22
Amortization of Discount on Notes Payable	304	18
Deferred Income Taxes	(217)	—
Changes in Assets and Liabilities:
Accounts and Other Receivables	5	(50)
Deferred Rent	(979)	(319)
Other Assets	(610)	98
Accounts Payable and Accrued Expenses	2,970	2,370
Investment Management and Property Management Fees Payable to Related Party	1	55

Net Cash Flows Provided By Operating Activities	13,455	6,917

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate Property	(114,503)	(198,220)
Investments in Unconsolidated Entities	(115,316)
Purchase Deposit	(3,121)	(791)
Restricted Cash	(526)	(265)
Lease Commissions	(169)	(75)
Improvements to Investments in Real Estate	(262)	(283)

Net Cash Flows Used in Investing Activities	(233,897)	(199,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Common Shares – Public Offering and Dividend Reinvestment	248	174
Proceeds from Additional Paid-in-Capital – Public Offering and Dividend Reinvestment	237,736	168,222
Redemption of Common Shares	(2,540)	(308)
Payment of Public Offering Costs	(18,967)	(14,672)
Payment of Distributions	(14,804)	(4,008)
Distribution to Minority Interest	(106)	(96)
Borrowings on Loan Payable	—	65,000
Payments on Loan Payable	(45,000)	—
Proceeds from Notes Payable	23,867	10,945
Principal Payments on Notes Payable	(2,607)	(270)
Deferred Financing Costs	(998)	(994)
Security Deposits	413	43

Net Cash Flows Provided by Financing Activities	177,242	224,036

EFFECT OF FOREIGN CURRENCY TRANSLATION:	(156)	3

Net (Decrease) Increase in Cash and Cash Equivalents	(43,356)	31,322
Cash and Cash Equivalents, Beginning of Period	77,554	14,021

Cash and Cash Equivalents, End of Period	$34,198	$45,343

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period for Interest	$6,466	$1,828
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Distributions Declared and Payable	$7,511	$3,099
Application of Deposit to Purchase Price of Carolina Portfolio	$551	$—
Accrued Acquisition Costs Related to Real Estate	—	$719
Notes Payable Assumed on Acquisition of Real Estate	$18,281	$63,390

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statement of Shareholders’ Equity

For the Nine Months Ended September 30, 2008 (unaudited)

(In Thousands, Except Share Data)

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2008	31,076,709	$311	$264,954	$(20,274)	$41	$245,032
Net Loss	—	—	—	(2,835)	—	(2,835)
Foreign Currency Translation Loss	—	—	—	—	(5,182)	(5,182)

Total Comprehensive Loss	—	—	—	(2,835)	(5,182)	(8,017)

Net Contributions From Public Offering of Common Shares, $0.01 Par Value	24,753,530	248	237,736	—	—	237,984
Costs Associated with Public Offering	—	—	(18,141)	—	—	(18,141)
Redemption of Common Shares	(283,414)	(3)	(2,537)	—	—	(2,540)
Distributions	—	—	—	(18,302)	—	(18,302)

Balance at September 30, 2008	55,546,825	$556	$482,012	$(41,411)	$(5,141)	$436,016

See accompanying notes to condensed consolidated financial statements

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)

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

The registration statement relating to our initial public offering was declared effective on October 24, 2006. CNL Securities Corp., a related party, is the dealer manager (the “Dealer Manager”) of our offering. The registration statement covers up to $2,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by CBRE Advisors LLC, the Investment Advisor, or another firm we choose for that purpose. During the period October 24, 2006 through September 30, 2008, the Company issued 48,933,180 additional common shares of beneficial interest.

The Company operates in an umbrella partnership REIT structure in which its majority-owned subsidiary, CBRE OP, owns, directly or indirectly, substantially all of the properties acquired on behalf of the Company. The Company, as the sole general partner of CBRE OP, owns approximately 99.56% of the class A partnership units therein. REIT Holdings, an affiliate of the Investment Advisor, holds the remaining interest through 246,361 class A partnership units representing approximately a 0.44% ownership interest in the total class A partnership units as of September 30, 2008. In exchange for services provided to the Company relating to its formation and future services, REIT Holdings also owns a class B limited partnership interest (“class B interest”). The Investment Advisor is affiliated with the Company in that the two entities have common officers some of whom also own equity interests in the Investment Advisor and the Company. All business activities of the Company are managed by the Investment Advisor.

Unless the context otherwise requires or indicates, references to “CBRE REIT,” “we,” “our,” and “us” refer to the activities of and the assets and liabilities of the business and operations of the Company and its subsidiaries.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)

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

Principles of Consolidation

Because we are the sole general partner of CBRE OP and the owner of Carolina TRS and have majority control over their management and major operating decisions, the accounts of CBRE OP and Carolina TRS are consolidated in our financial statements. The interests of REIT Holdings are reflected in minority interest in the accompanying condensed consolidated financial statements. All significant inter-company accounts and transactions are eliminated in consolidation. CB Richard Ellis Investors, LLC (“CBRE Investors”), an affiliate of the Investment Advisor, also owns an interest in us through its ownership of 243,229 common shares of beneficial interest at September 30, 2008 and December 31, 2007.

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

With respect to our majority limited membership interest in the Duke/Hulfish, LLC joint venture (the “Duke joint venture”) and the Afton Ridge Joint Venture, LLC (“Afton Ridge”), we considered EITF 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” in determining that we did not have control over the financial and operating decisions of such entity due to the existence of substantive participating rights held by the minority limited member who is also the managing member of the Duke joint venture.

We carry our investments in CBRE Strategic Partners Asia, the Duke joint venture and Afton Ridge on the equity method of accounting because we have the ability to exercise significant influence (but not control) over operating and financial policies of each such entity. We eliminate transactions with such equity method entity to the extent of our ownership in each such entity. Accordingly, our share of net income (loss) of these equity method entities is included in consolidated net income (loss). Under the equity method, impairment losses are recognized upon evidence of other-than-temporary losses of value.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)

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

Cash Equivalents

We consider short-term investments with maturities of three months or less when purchased to be cash equivalents. As of September 30, 2008 and December 31, 2007, cash equivalents consisted primarily of investments in money market funds.

Restricted Cash

Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of September 30, 2008 and December 31, 2007, our restricted cash balance was $956,000 and $430,000, respectively, which represents amounts set aside as impounds for future property tax payments as required by our agreements with our lenders.

Discontinued Operations and Real Estate Held for Sale

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”), the income or loss and net gain on dispositions of operating properties and the income or loss on all properties classified as held for sale are reflected in the consolidated statements of operations as discontinued operations for all periods presented. A property is classified as held for sale when certain criteria, as set forth under SFAS No. 144, are met. At such time, we present the respective assets and liabilities separately on the balance sheet and cease to record depreciation and amortization expense. Properties held for sale are reported at the lower of their carrying value or their estimated current sales value less costs to sell. As of December 31, 2007, we had 18 properties classified as held for sale and during the three months ended September 30, 2008, they were transferred to continuing operations (see Note 5).

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)

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

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred. As of September 30, 2008 and December 31, 2007, we owned, on a consolidated basis, 49 and 44 real estate investments, respectively.

On January 23, 2008, we acquired land parcels located in North Carolina and South Carolina. The purchase price was $857,000 including transaction costs and acquisition fees. The purchase price was allocated to Fairforest Bldg. 6 located in Spartanburg, SC ($584,000), North Rhett III located in Charleston, SC ($69,000) and Kings Mountain I located in Charlotte, NC ($204,000).

On March 5, 2008, we acquired Lakeside Office Center, a multi-tenant office building, located in Dallas, TX. The purchase price was approximately $17,965,000 including transaction costs and acquisition fees.

On March 14, 2008, we acquired Kings Mountain III, a warehouse distribution building, located in Charlotte, NC. The purchase price was approximately $25,662,000 including transaction costs and acquisition fees.

On March 20, 2008, we acquired Thames Valley Five, a single tenant office building, located in Reading, United Kingdom. The purchase price was approximately £14,734,000 ($29,529,000) including transaction costs and acquisition fees.

On July 1, 2008, we acquired Enclave on the Lake, a single tenant office building, located in Houston, TX. The purchase price was approximately $37,762,000 including transaction costs and acquisition fees.

On July 11, 2008, we acquired Albion Mills Retail Park, a multi-tenant retail property, located in Wakefield, United Kingdom. The purchase price was approximately £11,142,000 ($22,064,000) including transaction costs and acquisition fees.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)

Other Assets

Other assets consist primarily of purchase deposits paid in connection with future acquisitions that have not yet been applied to investments in real estate or investments in unconsolidated entities, and prepaid insurance. Other assets will be amortized to expense or reclassified to other asset accounts upon being put into service in future periods.

Other assets include the following as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Purchase deposit	$3,121	$551
Prepaid insurance	379	339
Prepaid real estate taxes	68	—
Interest rate cap at fair value	14	121
Other	643	34

Total	$4,225	$1,045

Concentration of Credit Risk

Our properties are located throughout the United States and in the United Kingdom. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, and social factors affecting the communities in which the tenants operate. Our credit risk relates primarily to cash, restricted cash, and interest rate cap agreements. Cash accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000 through December 31, 2009. We have not experienced any losses to date on its invested cash and restricted cash. The interest rate cap agreements create credit risk. Credit risk arises from the potential failure of counterparties to perform in accordance with the terms of their contracts. Our risk management policies define parameters of acceptable market risk and limit exposure to credit risk. Credit exposure resulting from derivative financial instruments is represented by their fair value amounts, increased by an estimate of potential adverse position exposure arising from changes over time in interest rates, maturities, and other relevant factors. We do not anticipate nonperformance by any of our counterparties.

Minority Interest in CBRE OP

The interest in CBRE OP not owned by us, which is reflected as minority interest as of September 30, 2008 and December 31, 2007, represents 0.44% and 0.79%, respectively, of CBRE OP. Of the 246,341 operating partnership units held as minority interest as of September 30, 2008 and December 31, 2007, 246,341 operating partnership units were exchangeable on a one for one basis for common shares of CBRE REIT, with an estimated aggregate fair value of $2,463,000, based on the gross selling price of $10.00 per share of CBRE REIT’s common shares in our initial public offering.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)

Impairment of Long-Lived Assets

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Management believes no impairment in the net carrying values of the investments in real estate has occurred as of September 30, 2008.

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

For the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. In the accompanying consolidated balance sheets, accumulated other comprehensive income consists of foreign currency translation adjustments.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our taxable period ended December 31, 2004. To qualify as a REIT, we must distribute annually at least 90% of our adjusted taxable income, as defined in the Code, to our shareholders and satisfy certain other organizational and operating requirements. We generally will not be subject to U.S. federal income taxes if we distribute 100% of our taxable income for each year to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to U.S. federal income taxes and excise taxes on our undistributed taxable income. We believe that we have met all of the REIT distribution and technical requirements for the nine months ended September 30, 2008 and the year ended December 31, 2007. Management intends to continue to adhere to these requirements and maintain our REIT status.

Revenue Recognition

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $6,785,000 and $8,353,000 as security for such leases at September 30, 2008 and December 31, 2007, respectively.

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

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $4,000 and $1,000 as of September 30, 2008 and December 31, 2007, respectively.

Offering Costs

Offering costs totaling $18,141,000 and $14,212,000 were incurred during the nine months ended September 30, 2008 and 2007, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Offering costs incurred through September 30, 2008 totaled $43,550,000. Of the total amount, $37,143,000 was incurred to CNL Securities Corp., as dealer manager; $3,969,000 was incurred to CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor; $134,000 was incurred to the Investment Advisor for reimbursable marketing costs and $2,304,000 was incurred to other service providers. Each party will be paid the amount incurred from proceeds of the public offering. As of September 30, 2008 and December 31, 2007, the accrued offering costs payable to related parties included in our consolidated balance sheets were $4,415,000 and $5,241,000, respectively. Offering costs payable to unrelated parties of $519,000 and $0 at September 30, 2008 and December 31, 2007, respectively, were included in accounts payable and accrued expenses.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)

Deferred Financing Costs and Discounts on Notes Payable

Direct costs incurred in connection with obtaining financing are amortized over the respective term of the loan on a straight-line basis, which approximates the effective interest method.

Discounts on notes payable are amortized to interest expense based on the effective interest method.

Translation of Non-U.S. Currency Amounts

The financial statements and transactions of our United Kingdom real estate operation is reported in its functional currency, namely the Great Britain Pound (“GBP”) and is then translated into U.S. dollars (“USD”). Assets and liabilities of this operation are denominated in the functional currency and are then translated at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the reporting period. Translation adjustments are reported in “Accumulated Other Comprehensive Income (Loss),” a component of Shareholders’ Equity.

The carrying value of our United Kingdom assets and liabilities fluctuate due to changes in the exchange rate between the USD and the GBP. The exchange rate of the USD to the GBP was $1.7787 and $1.9869 as of September 30, 2008 and December 31, 2007, respectively.

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

Earnings Per Share

Basic net income (loss) per share from continuing operations and discontinued operations is computed by dividing income (loss) from continuing operations and discontinued operations by the weighted average number of common shares outstanding during each period. The computation of diluted net income (loss) from continuing operations and discontinued operations per share further assumes the dilutive effect of stock options, stock warrants and contingently issuable shares, if any. In accordance with SFAS No. 128, “Earnings Per Share,” as we have recorded net losses from continuing operations and net income from discontinued operations for the nine months ended September 30, 2008 and 2007, the effect, of stock options, stock warrants and contingently issuable shares, if any, would be anti–dilutive, and accordingly are excluded from the earnings per share computation. In addition, no stock options, stock warrants or contingently issuable shares have ever been issued. As a result, there is no difference in basic and diluted shares.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS No. 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. We anticipate that the adoption of SFAS No. 141(R) will only have an impact on our financial statements in so far as we will not be able to capitalize deal costs to our acquisitions.

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). This new standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008. We believe that the adoption of SFAS No. 161 will not have a material impact on our financial statement disclosures since we do not currently have any material derivative instruments.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)

3. Acquisitions of Real Estate

The Carolina land parcels were acquired on January 23, 2008 for $857,000, Lakeside Office Center was acquired on March 5, 2008 for $17,965,000, Kings Mountain III was acquired on March 14, 2008 for $25,662,000, Thames Valley Five was acquired on March 20, 2008 for £14,734,000 ($29,529,000), Enclave on the Lake was acquired on July 1, 2008 for $37,762,000 and Albion Mills Retail Park was acquired on July 11, 2008 for £11,142,000 ($22,064,000).

These property acquisitions are accounted for in accordance with SFAS No. 141, “Business Combinations.” The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, site improvements, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above and below-market leases and the value of in-place leases and tenant relationships, if any, based in each case on their respective fair values. Loan premiums, in the case of above-market rate loans, or loan discounts, in the case of below-market loans, will be recorded based on the fair value of any loans assumed in connection with acquiring the real estate. The purchase price allocation to the assets and liabilities acquired at Lakeside Office Center, Thames Valley Five, Enclave on the Lake and Albion Mills Retail Park are preliminary and are subject to revision based on the finalization of appraisals of the assets and liabilities acquired.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for the above noted acquisitions during the nine months ended September 30, 2008 and designated as real estate held for investment (in thousands):

Property	Land	Site Improvements	Building Improvements	Tenant Improvements	Acquired In- Place Lease Value	Above Market Lease Value	Below Market Lease Value	Discount on Notes	Purchase Price	Notes Payable Assumed	Net Assets Acquired
Carolina Land Parcels	$857	$—	$—	$—	$—	$—	$—	$—	$857	$—	$857
Lakeside Office Center	4,249	804	10,614	1,119	1,798	2	(621)	—	17,965	—	17,965
Kings Mountain III	1,180	2,340	22,142	—	—	—	—	—	25,662	—	25,662
Thames Valley Five	8,052	1,181	15,925	97	4,325	—	(51)	—	29,529	—	29,529
Enclave on the Lake	4,944	10,147	19,989	1,188	3,591	—	(2,607)	510	37,762	(18,790)	18,972
Albion Mills Retail Park	9,236	218	9,067	—	3,651	19	(127)	—	22,064	—	22,064

	$28,518	$14,690	$77,737	$2,404	$13,365	$21	$(3,406)	$510	$133,839	$(18,790)	$115,049

Building Improvements are depreciated over 39 years; Site Improvements are depreciated over 15 years; Tenant Improvements, Value of In-Place Leases, Above-Market Lease Values and Below-Market Lease Values are amortized over the remaining lease terms at the time of acquisition.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)

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

	Nine Months Ended September 30,
	2008	2007
Revenue	$31,671	$27,844
Operating (Loss) Income	(4,711)	1,929
Net (Loss) Income	(1,291)	4,307
Basic and Diluted (Loss) Income Per Share	(0.03)	0.28

Weighted Average Shares Outstanding for Basic and Diluted (Loss) Income	41,444,884	15,386,375

4. Investments in Unconsolidated Entities

Investments in unconsolidated entities at September 30, 2008 and December 31, 2007 consist of the following:

	September 30, 2008	December 31, 2007
CBRE Strategic Partners Asia	$(133)	$101
Duke joint venture	70,084	—
Afton Ridge	45,688	—

	$115,639	$101

The following is a summary of the investments in unconsolidated entities for the nine months ended September 30, 2008:

Investment Balance, January 1, 2008	$101
Contributions	113,136
REIT Basis Additions	2,180
Other Comprehensive Income	119
Company’s Equity in Net Income (including adjustments for basis differences)	103

Investment Balance, September 30, 2008	$115,639

CBRE Strategic Partners Asia

We have agreed to a capital commitment of $20,000,000 in CBRE Strategic Partners Asia, which extends for 24 months after the close of the final capital commitment. On October 16, 2007, we contributed $200,000 of our capital commitment which was funded using net proceeds from our initial public offering. CBRE Investors, our sponsor, formed CBRE Strategic Partners Asia to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in Asia, including China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. The initial closing date of CBRE Strategic Partners Asia was in July 2007, with additional commitments being accepted through January 2008. CBRE Strategic Partners Asia closed on January 31, 2008, with aggregate capital commitments of $394,200,000. CBRE Strategic Partners Asia has an eight year term, which may be extended for up to two one-year periods with the approval of two-thirds of the limited partners.

As of September 30, 2008, CBRE Strategic Partners Asia, with its parallel fund, CB Richard Ellis Strategic Asia II, L.P., had aggregate investor commitments of approximately $394,200,000 from institutional investors including CBRE Investors. We own an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. As of September 30, 2008, CBRE Strategic Partners Asia had acquired ownership interests in nine properties, four in China and five in Japan. Our capital commitment is currently being pledged as collateral for borrowings of CBRE Strategic Partners Asia of which our pro-rata portion of such borrowing was $10,661,000, based on our 5.07% ownership interest at September 30, 2008. Currency translation gains recognized during the nine months ended September 30, 2008 were recognized as Other Comprehensive Income in the amount of $119,000.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)

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

Consolidated Balance Sheets of CBRE Strategic Partners Asia as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Assets
Real Estate Net	$224,751	$98,995
Other Assets	50,720	7,510

Total Assets	$275,471	$106,505

Liabilities and Equity
Notes Payable	$210,135	$44,969
Loan Payable	60,212	57,389
Other Liabilities	7,268	2,062

Total Liabilities	277,615	104,420

Company’s (Deficit) Equity	(133)	101
Other Investors’ (Deficit) Equity	(2,011)	1,984

Total Liabilities and Equity	$275,471	$106,505

Consolidated Statements of Operations of CBRE Strategic Partners Asia for the three and nine months ended September 30, 2008 (unaudited) (in thousands); there were no activities for the three and nine months ended September 30, 2007:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Total Revenues	$351	$1,190
Total Expenses	1,665	8,183

Net Loss	$(1,314)	$(6,993)

Company’s Equity in Net Loss	$(76)	$(353)

Duke Joint Venture

On May 5, 2008, we entered into a contribution agreement with Duke Realty Limited Partnership (“Duke”), a subsidiary of Duke Realty Corporation (NYSE: DRE), to form the Duke joint venture to acquire $248,900,500 in industrial real property assets (the “Industrial Portfolio”). The Industrial Portfolio consists of six bulk industrial built-to-suit, fully leased properties. On September 12, 2008, we entered into a first amendment to the contribution agreement to acquire a fully leased office building for $37,100,000 and to increase and revise the total purchase commitment to $282,400,000. We own an 80% interest and Duke owns a 20% interest in the Duke joint venture.

On June 12, 2008 and September 30, 2008, the Duke joint venture acquired fee interests in five properties pursuant to the contribution agreement. The Duke joint venture expects to acquire two industrial properties prior to the end of the year. All of the properties acquired are new built-to-suit, 100% leased, single-tenant buildings that do not have an operating history. The Duke joint venture obtained financing from 40/86 Mortgage Capital, Inc. for each of the four properties acquired on September 30, 2008 and for the previously acquired Buckeye Logistics Center property, which was acquired on June 12, 2008. The financings, totaling $99,200,000, carry an interest rate of 5.58%, a term of five years and are cross-collateralized among the properties. The four buildings acquired on September 30, 2008 were completed in 2008. The Buckeye Logistics Center was completed in September 2007. The Duke joint venture has purchased approximately $182,700,000 of assets, exclusive of acquisition fees and closing costs, to date.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)

The following table provides further detailed information concerning the properties held in the Duke joint venture:

Property and Market	Property Type	Net Rentable Square Feet	Tenant	Lease Expiration	Approximate Purchase Price (1)	Pro Rata Share of Approximate Purchase Price (2)	Approximate Debt Financing	Acquisition Fee (3)	Address
201 Sunridge Blvd. / Dallas, Texas	Warehouse/ Distribution	822,550	Unilever(4)	09/2018	$31,600,000	$25,280,000	$19,400,000	$253,006	201 Sunridge Blvd. Hutchins, Texas
12200 President’s Court / Jacksonville, Florida	Warehouse/ Distribution	772,210	Unilever(4)	09/2018	$37,000,000	$29,600,000	$21,600,000	$295,649	12200 President’s Court Jacksonville, Florida
AllPoints at Anson Bldg. 1 / Indianapolis, Indiana	Warehouse/ Distribution	630,570	Amazon.com(5)	07/2018	$33,400,000	$26,720,000	$17,000,000	$267,204	4237-4251 Anson Blvd. Indianapolis, Indiana
Aspen Corporate Center 500 / Nashville, Tennessee	Office	180,147	Verizon Wireless(6)	10/2018	$37,100,000	$29,680,000	$21,200,000	$296,888	500 Duke Dr. Franklin, Tennessee
Buckeye Logistics Center / Phoenix, Arizona	Warehouse/ Distribution	604,678	Amazon.com(5)	06/2018	$43,600,000	$34,880,000	$20,000,000	$344,810	6835 W. Buckeye Rd. Phoenix, Arizona

(1)	Approximate total purchase price, exclusive of closing costs, paid by the Duke joint venture for each of these properties.
(2)	Pro rata share of approximate purchase price is at our pro rata share of effective ownership for each of these properties, which was funded using net proceeds of our initial public offering.
(3)

Acquisition fees paid to our Investment Advisor are not included in the total acquisition cost for the properties, but are included as additional REIT basis in our investment in unconsolidated entities balance.

(4)

Our tenant CONOPCO, Inc. is a wholly-owned subsidiary of Unilever United States, Inc., which is wholly-owned by Unilever N.V. and Unilever PLC, together Unilever. Unilever is one of the world’s largest suppliers of food products and consumer goods.

(5)

Our tenants Amazon.com.indc, LLC and Amazon.com.axdc, Inc. are both wholly-owned subsidiaries of Amazon.com, one of the world’s largest internet-based retailers of consumer goods. AllPoints at Anson Bldg. 1 and Buckeye Logistics Center are two of Amazon’s largest fulfillment centers in North America.

(6)	Our tenant Cellco Partnership does business as Verizon Wireless and is one of the nation’s largest suppliers of cellular communications services.

We have entered into an operating agreement for the Duke joint venture with Duke. The term of the Duke joint venture is 10 years, subject to certain conditions. Duke acts as the managing member of the Duke joint venture and is entitled to receive fees in connection with the services it provides to the Duke joint venture, including asset management, construction, development, leasing and property management services. Duke is also entitled to a promoted interest in the Duke joint venture. We have joint approval rights over all major operating and financial policy decisions.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)

Consolidated Balance Sheet of the Duke joint venture as of September 30, 2008 (unaudited) (in thousands):

	September 30, 2008	REIT Basis Adjustments	Total
Assets
Real Estate Net	$169,051	$1,671	$170,722
Other Assets	16,201	(6)	16,195

Total Assets	$185,252	$1,665	$186,917

Liabilities and Equity
Loan Payable	99,200		99,200
Other Liabilities	616		616

Total Liabilities	99,816		99,816

Company’s Equity	68,419	1,665	70,084
Other Investor’s Equity	17,017		17,017

Total Liabilities and Equity	$185,252	$1,665	$186,917

Consolidated Statements of the Duke joint venture for the three months ended September 30, 2008 and for the period June 12, 2008 through September 30, 2008 (unaudited) (in thousands); there were no activities for the three and nine months ended September 30, 2007:

	Three Months Ended September 30, 2008	For the Period June 12, 2008 Through September 30, 2008
Total Revenues	$1,035	$1,252
Total Expenses	684	899

Net Income	$351	$353

Company’s Share in Net Income	$351	$353

Adjustments for REIT Basis	(6)	$(6)

Company’s Equity in Net Income	$345	$347

Afton Ridge Joint Venture

On September 18, 2008, we acquired a 90% ownership interest in Afton Ridge, the owner of Afton Ridge Shopping Center, from unrelated third parties. CK Afton Ridge Shopping Center, LLC, a subsidiary of Childress Klein Properties, Inc. (“CK Afton Ridge”), retained a 10% ownership interest in Afton Ridge and continues to manage Afton Ridge Shopping Center. In connection with the services it provides, CK Afton Ridge is entitled to receive fees, including management, construction management and property management fees. Afton Ridge Shopping Center is located at the intersection of I-85 and Kannapolis Parkway, in Kannapolis, North Carolina. We acquired our ownership interest in Afton Ridge for approximately $45,000,000, exclusive of customary closing costs, which was funded using net proceeds from our initial public offering. Upon closing, we paid our Investment Advisor an acquisition fee of approximately $450,000. This acquisition fee is not included in the $45,000,000 total acquisition cost of Afton Ridge.

Afton Ridge Shopping Center is a 470,288 square foot regional shopping center, completed in 2006, in which Afton Ridge owns 296,388 rentable square feet that is currently 91% occupied. One of the shopping center’s anchors, a 173,900 square foot SuperTarget, is not owned by us. Additional anchor tenants in Afton Ridge Shopping Center are Best Buy, Marshalls, PetSmart, Dick’s Sporting Goods, Stein Mart and Ashley Furniture. Afton Ridge Shopping Center is the retail component of a 260 acre master planned mixed-use development.

We carry our investment in Afton Ridge on the equity method of accounting. Those investments where we have the ability to exercise significant influence (but not control) over operating and financial policies of such entities are accounted for using the equity method. We eliminate transactions with such equity method subsidiaries to the extent of our ownership in such entities.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)

Consolidated Balance Sheet of Afton Ridge as of September 30, 2008 (unaudited) (in thousands):

	September 30, 2008	REIT Basis Adjustments	Total
Assets
Real Estate Net	$50,071	$509	$50,580
Other Assets	533		533

Total Assets	$50,604	$509	$51,113

Liabilities and Equity
Other Liabilities	405		405

Total Liabilities	405		405

Company’s Equity	45,179	509	45,688
Other Investor’s Equity	5,020		5,020

Total Liabilities and Equity	$50,604	$509	$51,113

Consolidated Statements of Afton Ridge for the period September 18, 2008 through September 30, 2008 (unaudited) (in thousands); there were no activities for the three and nine months ended September 30, 2007:

For the period September 18, 2008 Through September 30, 2008
Total Revenues	$154
Total Expenses	32

Net Income	122

Company’s Equity in Net Income	$109

On October 15, 2008, Afton Ridge obtained a $25,500,000 loan from the Metropolitan Life Insurance Company, secured by the Afton Ridge Shopping Center originally acquired on September 18, 2008. The loan is for a term of five years, plus a 12 month extension option, and bears interest at a fixed rate of 5.70%. Interest payments only are due monthly for the term of the loan with principal due at maturity.

5. Transfer of Held for Sale Real Estate to Investments in Real Estate

As of December 31, 2007, we had 18 properties classified as held for sale and during the three months ended September 30, 2008, they were transferred to continuing operations. During the period ended September 30, 2008, management determined that greater long-term value could be realized from operating the properties than could be achieved in a sale of the properties in the current market. As a result of the transfer of the previously held for sale real estate to investments in real estate, a loss was recorded in the current period in the amount of $3,451,000 to measure each of the properties at the lower of its carrying amount adjusted for depreciation and amortization expense that would have been recognized had the asset been continuously classified as held for investment, or its fair value at the date of the decision not to sell. Prior period revenues and expenses from continuing operations increased by the following amount as a result of the reclassification of amounts previously reported as discontinued operations for the three and nine months ended September 30, 2007:

REVENUES
Rental	$340
Tenant Reimbursements	58

Total Revenues	398

EXPENSES
Operating and Maintenance	11
Property Taxes	70
General and Administrative	6

Total Expenses	$87

In addition, revenues and expenses from continuing operations for the six months ended June 30, 2008 increased from the amounts previously reported as a result of the transfer of the previously held for sale properties to investments in real estate.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)

The real estate held for sale assets were reclassified from assets held for sale to investments in real estate on the consolidated balance sheet at December 31, 2007, and then adjusted for the loss on transfer at September 30, 2008 as follows (in thousands):

	December 31, 2007	Loss Adjustment	September 30, 2008
Land	$9,614	$(39)	$9,575
Site Improvements	3,771	(284)	3,487
Building Improvements	43,897	(1,412)	42,485
Tenant Improvements	172	(71)	101
Above Market Lease	770	(421)	349
Below Market Lease	(944)	171	(773)
In-Place Lease Value	3,294	(1,395)	1,899

	$60,574	$(3,451)	$57,123

6. Acquisition Related Intangible Assets

Our acquisition related intangible assets are included in the consolidated balance sheets as acquired in-place lease value, acquired above market lease value and acquired below market lease value.

The following is a schedule of future amortization of acquisition related intangible assets as of September 30, 2008 (in thousands):

	Acquired In-Place Lease Value	Below Market Lease Value	Above Market Lease Value
2008 (Three months ending December 31, 2008)	$2,112	$536	$670
2009	7,562	2,127	2,510
2010	5,481	1,927	2,308
2011	4,610	1,871	2,207
2012	4,320	1,792	2,199
2013	3,299	1,341	1,383
Thereafter	8,274	5,116	579

	$35,658	$14,710	$11,856

The amortization of the above- and below- market lease values included in rental revenue were $(477,000) and $361,000, respectively, for the three months ended September 30, 2008; $(139,000) and $224,000, respectively, for the three months ended September 30, 2007. The amortization of in-place lease value included in amortization expense was $1,692,000 and $1,095,000 for the three months ended September 30, 2008 and 2007, respectively.

The amortization of the above- and below- market lease values included in rental revenue were $(991,000) and $1,301,000, respectively, for the nine months ended September 30, 2008; $(239,000) and $453,000, respectively, for the nine months ended September 30, 2007. The amortization of in-place lease value included in amortization expense was $4,861,000 and $2,488,000 for the nine months ended September 30, 2008 and 2007, respectively.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)

7. Debt

Notes Payable secured by real property is summarized as follows (in thousands):

	Interest Rate as of			Notes Payable as of
Property	September 30, 2008	December 31, 2007	Maturity Date	September 30, 2008	December 31, 2007
REMEC	4.79%	4.79%	November 1, 2011	$13,250	$13,250
300 Constitution	4.84	4.84	April 1, 2012	12,000	12,000
Deerfield Commons I(1)	5.23	5.23	December 1, 2015	9,725	9,725
602 Central Blvd.(2)	6.47	6.94	April 27, 2014	9,783	10,928
Bolingbrook Point III	5.26	5.26	January 1, 2015	9,000	9,000
Fairforest Bldg. 5(3)	6.33	6.33	February 1, 2024	10,872	11,177
Fairforest Bldg. 6(3)	5.42	5.42	June 1, 2019	3,573	3,754
HJ Park—Bldg. 1(3)	4.98	4.98	March 1, 2013	1,228	1,407
North Rhett I(3)	5.65	5.65	August 1, 2019	4,645	4,871
North Rhett II(3)	5.20	5.20	October 1, 2020	2,541	2,652
North Rhett III(3)	5.75	5.75	February 1, 2020	2,071	2,166
North Rhett IV(3)	5.80	5.80	February 1, 2025	10,841	11,132
Mt Holly Bldg.(3)	5.20	5.20	October 1, 2020	2,541	2,652
Orangeburg Park Bldg.(3)	5.20	5.20	October 1, 2020	2,584	2,697
Kings Mountain I(3)	5.27	5.27	October 1, 2020	2,198	2,294
Kings Mountain II(3)	5.47	5.47	January 1, 2020	6,602	6,911
Union Cross Bldg. I(3)	5.50	5.50	July 1, 2021	3,154	3,278
Union Cross Bldg. II(3)	5.53	5.53	June 1, 2021	9,647	10,031
Thames Valley Five(4)	6.42	—	May 30, 2013	13,340	—
Lakeside Office Center(5)	6.03	—	September 1, 2015	9,000	—
Enclave on the Lake(6)	5.45	—	May 1, 2011	18,707	—

Notes Payable				157,302	119,925
Less Discount				(3,255)	(3,049)

Notes Payable Less Discount				$154,047	$116,876

(1)	Interest only payments are due monthly for the first 60 months of the loan term. Principal and interest payments are due monthly for the remaining 60 months of the loan term.
(2)

Variable interest rate of 6.47% and 6.94% at September 30, 2008 and December 31, 2007 based on three month GBP based London Inter-Bank Offering Rate (“LIBOR”) plus 0.67%. The loan agreement requires us to maintain a rate cap agreement pursuant to which we will be protected against an increase in the three month LIBOR over 6.25% through May 27, 2010.

(3)

These notes payable were assumed from the seller of the Carolina Portfolio on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount.

(4)	Interest rate of 6.42% at September 30, 2008 based on interest rate swap agreement fixed rate of 5.41% plus 1.01%.
(5)	Interest only payments are due monthly for the first 36 months of the loan term. Principal and interest payments are due monthly for the remaining 48 months of the loan term.
(6)	The loan was assumed from the seller of Enclave on the Lake on July 1, 2008.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. Assumption fees and other loan closing costs totaling $765,500 were capitalized as incurred. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. Principal payments totaling $2,524,000 were made during the nine months ended September 30, 2008. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

On April 27, 2007, we, in connection with the acquisition of 602 Central Blvd, entered into a £5,500,000 ($9,783,000 at September 30, 2008) financing arrangement with the Royal Bank of Scotland secured by the property. The loan is for a term of seven years and bears interest at a variable rate of interest, adjusted quarterly, based on three month GBP-based LIBOR plus 0.67%, or 6.47% and 6.94% per annum as of September 30, 2008 and December 31, 2007, respectively. Interest payments only are due quarterly for the term of the loan with principal due at maturity. The loan agreement requires us to maintain a rate cap agreement pursuant to which we will be protected against an increase in the three month LIBOR over 6.25% through May 27, 2010.

On May 30, 2008, we entered into a £7,500,000 ($13,340,000 at September 30, 2008) financing arrangement with the Royal Bank of Scotland plc secured by the Thames Valley Five property. The loan is for a term of five years (with a two year extension option) and bears interest at a variable rate of interest, adjusted quarterly, based on three month GBP-based LIBOR plus 1.01%. On August 14, 2008, we entered into the interest rate swap agreement that fixes the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of September 30, 2008 and expires on May 30, 2013. Interest payments only are due quarterly for the term of the loan with principal due at maturity.

On July 1, 2008, in connection with the acquisition of Enclave on the Lake, we assumed an $18,790,000 fixed-rate mortgage loan from NorthMarq Capital, Inc. that bears interest at a rate of 5.45% per annum and matures on May 1, 2011. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $83,000 were made during the three months ended September 30, 2008. In addition, we incurred financing costs totaling $237,000 in conjunction with the assumption of the loan.

On August 7, 2008, we obtained a $9,000,000 loan from 40/86 Mortgage Capital, Inc., secured by the Lakeside Office Center property acquired on March 5, 2008. The loan is for a term of seven years and bears interest at a fixed rate of 6.03% with interest payments only for the first 36 months and principal and interest for the remaining 48 months of the loan term. In addition, we incurred financing costs of approximately $100,000 associated with obtaining this loan, including $36,000 paid to CBRE Melody, a related party.

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

The minimum principal payments due for the notes payable are as follows as of September 30, 2008 (in thousands):

2008 (Three months ending December 31, 2008)	$949
2009	3,932
2010	4,156
2011	35,334
2012	16,491
2013	17,855
Thereafter	78,585

$157,302

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)

Our organizational documents contain a limitation on the amount of indebtedness that we may incur, so that unless our shares are listed on a national securities exchange, our aggregate borrowing may not exceed 300% of our net assets unless any excess borrowing is approved by a majority of our independent trustees and is disclosed to shareholders in our next quarterly report.

8. Minimum Future Rents Receivable

The following is a schedule of minimum future rentals to be received on non-cancelable operating leases as of September 30, 2008 (in thousands):

2008 (Three months ending December 31, 2008)	$8,564
2009	32,965
2010	28,349
2011	26,678
2012	22,797
2013	17,968
Thereafter	65,617

$202,938

9. Concentrations

Tenant Revenue Concentrations

For the nine months ended September 30, 2008, there are no significant tenant revenue concentrations.

For the nine months ended September 30, 2007, the tenant in REMEC accounted for approximately $1,926,000, or 22%, of total revenues, the tenant in 300 Constitution accounted for approximately $1,466,000, or 16%, of total revenues and a tenant in Deerfield Commons I accounted for approximately $978,000 or 11% of total revenues.

The tenant in 300 Constitution has the right of first offer if we decide to sell the property. The leases under which the tenants occupy the properties expire in April 2017 for the tenant in REMEC and March 2013 for the tenant in 300 Constitution.

Geographic Concentrations

As of September 30, 2008, we owned 46 domestic properties on a consolidated basis: one in each of Georgia, Illinois and Massachusetts; five in each of Texas and North Carolina; four in California and 29 in South Carolina. We also owned three properties on a consolidated basis in the United Kingdom.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)

Our geographic consolidated revenue concentrations for the nine months ended September 30, 2008 and 2007 are as follows:

	Nine Months Ended September 30,
	2008	2007
Domestic
California	7.33%	21.61%
Georgia	7.27	20.43
Massachusetts	5.36	16.45
Texas	14.33	14.57
Illinois	3.78	1.36
North Carolina	9.91	3.48
South Carolina	41.98	13.97

Total Domestic	89.96	91.87
International
United Kingdom	10.04	8.13

Total	100.00%	100.00%

Our geographic long-lived consolidated asset concentrations as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
Domestic
California	5.17%	6.97%
Massachusetts	4.26	5.79
Georgia	3.52	5.04
Texas	15.67	4.54
Illinois	3.77	5.10
North Carolina	14.25	12.02
South Carolina	39.28	53.91

Total Domestic	85.92	93.37
International
United Kingdom	14.08	6.63

Total	100.00%	100.00%

10. Segment Disclosure

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

We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, management fees and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our general and administrative expenses. The following table compares the net operating income for the three and nine months ended September 30, 2008 and 2007 (in thousands):

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Domestic Properties
Revenues:
Rental	$7,503	$3,243	$20,907	$6,606
Tenant Reimbursements	1,533	639	4,175	1,585

	9,036	3,882	25,082	8,191

Property and Related Expenses:
Operating and Maintenance	1,015	254	2,133	683
General and Administrative	(24)	9	173	80
Property Management Fee to Related Party	119	54	335	74
Property Taxes	1,218	412	3,134	1,004

	2,328	729	5,775	1,841

Net Operating Income	6,708	3,153	19,307	6,350

International Properties
Revenues:
Rental	1,264	423	2,724	717
Tenant Reimbursements	15	4	75	7

	1,279	427	2,799	724

Property and Related Expenses:
Operating and Maintenance	15	7	75	12
General and Administrative	(3)	—	47	—
Property Management Fee to Related Party	6	—	13	—
Property Taxes	—	—	—	—

	18	7	135	12

Net Operating Income	1,261	420	2,664	712

Total Reportable Segments
Revenues:
Rental	8,767	3,666	23,631	7,323
Tenant Reimbursements	1,548	643	4,250	1,592

	10,315	4,309	27,881	8,915

Property and Related Expenses:
Operating and Maintenance	1,030	261	2,207	695
General and Administrative	(27)	9	220	80
Property Management Fee to Related Party	125	54	348	74
Property Taxes	1,218	412	3,134	1,004

	2,346	736	5,909	1,853

Net Operating Income(1)	7,969	3,573	21,972	7,062

Reconciliation of Non-GAAP to Consolidated Net (Loss) Income
Total Segment Net Operating Income	7,969	3,573	21,972	7,062
Interest and Other Income	467	1,160	1,797	2,198

	8,436	4,733	23,769	9,260

Interest Expense	2,728	1,330	7,479	2,348
General and Administrative	707	444	1,878	1,102
Investment Management Fee to Related Party	1,016	405	2,495	904
Depreciation and Amortization	4,417	2,115	11,457	4,585
Loss on transfer of held of sale real estate to continuing operations	3,451	—	3,451	—

(Loss) Income Before Minority Interest, Income Tax and Equity in Earnings of Unconsolidated Entities	(3,883)	439	(2,991)	321
Minority Interest	14	(5)	12	(1)
Benefit (Provision) for Income Taxes	557	—	41	(14)
Equity in Earnings of Unconsolidated Entities	379	—	103	—

Net (Loss) Income	$(2,933)	$434	$(2,835)	$306

(1)

Total Reportable Segments net operating income is a Non-GAAP financial measure which may be useful as a supplemental measure for evaluating the relationship of each reporting segment to the combined total. This measure should not be looked as an alternative measure of operating performance to our U.S. GAAP presentations provided.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)

Condensed Assets	September 30, 2008	December 31, 2007
Domestic Assets	$527,835	$334,682
International Assets	67,675	24,236
Non-Segment Assets	30,989	76,833

Total Assets	$626,499	$435,751

	Nine Months Ended September 30,
Capital Expenditures	2008	2007
Domestic Capital Expenditures	$78,002	$237,601
International Capital Expenditures	51,593	24,292

Total Capital Expenditures	$129,595	$261,893

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)

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

Investment Management Fee to Related Party

On October 24, 2006, the board of trustees, including our independent trustees, approved and we entered into the Amended and Restated Agreement of Limited Partnership of CBRE OP (the “Amended Partnership Agreement”) and the Amended and Restated Advisory Agreement (the “Amended Advisory Agreement” and, together with the Amended Partnership Agreement, the “Amended Agreements”). The Amended Advisory Agreement provides an investment management fee of (i) a monthly fee equal to one twelfth of 0.6% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments within our portfolio and (ii) a monthly fee equal to 7.0% of the aggregate monthly net operating income derived from all real estate investments within our portfolio. The Investment Advisor waived investment management fees of $417,000 and $1,026,000 for the three and nine months ended September 30, 2008. The Investment Advisor waived investment management fees of $118,000 for the three and nine months ended September 30, 2007. All or any portion of the investment management fee not taken as to any fiscal year may be deferred or waived without interest at the option of the Investment Advisor.

The Investment Advisor earned investment management fees of $1,016,000 and $405,000 for the three months ended September 30, 2008 and 2007, respectively and $2,495,000 and $904,000 for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008 and December 31, 2007, the investment management fee payable included in investment management fees payable to related party in our consolidated balance sheets were $381,000 and $429,000, respectively. In connection with services provided to the Investment Advisor, CNL Fund Management Company, the Sub-Advisor and affiliate of the Dealer Manager pursuant to a sub-advisory agreement dated August 21, 2006, was paid by the Investment Advisor $140,000 and $56,000 for the three months ended September 30, 2008 and 2007, respectively; $344,000 and $125,000 for the nine months ended September 30, 2008 and 2007, respectively.

Acquisition Fee to Related Party

The Investment Advisor may earn an acquisition fee of up to 1.0% of (i) the purchase price of real estate investments acquired by us, including any debt attributable to such investments, or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. The Investment Advisor earned acquisition fees of $2,143,000 and $2,349,000 for the three months ended September 30, 2008 and 2007, respectively; $3,207,000 and $2,572,000 for the nine months ended September 30, 2008 and 2007, respectively. In connection with services provided to the Investment Advisor, the Sub-Advisor, pursuant to a sub advisory agreement, was paid by the Investment Advisor acquisition fees of $401,000 and $439,000 for the three months ended September 30, 2008 and 2007, respectively; $600,000 and $481,000 for the nine months ended September 30, 2008 and 2007, respectively. These fees have been capitalized to investments in real estate and related intangibles.

CB Richard Ellis, UK was paid a service fee in conjunction with the April 27, 2007 acquisition of 602 Central Blvd. totaling £9,000 ($18,000) for the nine months ended September 30, 2007. These fees have been capitalized to investments in real estate and related intangibles.

Management Services to Related Party

Affiliates of the Investment Advisor may also provide leasing, brokerage, property management, or mortgage banking services for us. CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor, received property management fees of approximately $125,000, and $54,000, for the three months ended September 30, 2008 and 2007, respectively; $348,000 and $74,000 for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008 and December 31, 2007, the property management fee payable included in property management fees payable to related party in our consolidated balance sheets were $99,000 and $50,000, respectively. No brokerage fees were paid to affiliates of the Investment Advisor for the three and nine months ended September 30, 2008 and 2007.

CBRE Melody, an affiliate of the Investment Advisor, received mortgage banking fees of $432,800 for the three and nine months ended September 30, 2008. No mortgage banking fees were paid to affiliates during the three and nine months ended September 30, 2007.

CBRE Carmody, an affiliate of the Investment Advisor, received leasing fees of $6,000 for the three and nine months ended September 30, 2008. No leasing fees were paid to affiliates during the three and nine months ended September 30, 2007.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)

12. Equity Incentive Plan and Performance Bonus Plan

Equity Incentive Plan

We have adopted a 2004 equity incentive plan. The purpose of the 2004 equity incentive plan is to provide us with the flexibility to use share options and other awards to provide a means of performance-based compensation. Key employees, directors, trustees, officers, advisors, consultants or other personnel of our company and our subsidiaries or other persons expected to provide significant services to our company or our subsidiaries, including employees of the Investment Advisor, would be eligible to be granted share options, restricted shares, phantom shares, distribution equivalent rights and other share-based awards under the 2004 equity incentive plan. No awards of any kind have been made under this plan during the nine months ended September 30, 2008 and 2007, respectively.

Performance Bonus Plan

We have adopted a 2004 performance bonus plan. Annual bonuses under our 2004 performance bonus plan are awarded by our Compensation Committee to selected key employees, including employees of the Investment Advisor, based on corporate factors or individual factors (or a combination of both). Subject to the provisions of the 2004 performance bonus plan, the Compensation Committee will (i) determine and designate those key employees to whom bonuses are to be granted; (ii) determine, consistently with the 2004 performance bonus plan, the amount of the bonus to be granted to any key employee for any performance period; and (iii) determine, consistently with the 2004 performance bonus plan, the terms and conditions of each bonus. Bonuses may be so awarded by the Compensation Committee prior to the commencement of any performance period, during or after any performance period. No bonus shall exceed 200% of the key employee’s aggregate salary for the year. The Compensation Committee may provide for partial bonus payments at target and other levels. Corporate performance hurdles for bonuses may be adjusted by the Compensation Committee in its discretion to reflect (i) dilution from corporate acquisitions and share offerings, and (ii) changes in applicable accounting rules and standards. The Compensation Committee may determine that bonuses shall be paid in cash or shares or other equity-based grants, or a combination thereof. The Compensation Committee may also provide that any such share grants be made under our company’s 2004 equity incentive plan or any other equity-based plan or program we may establish. The Compensation Committee may provide for programs under which the payment of bonuses may be deferred at the election of the employee. No bonuses were awarded and no bonus related expenses were incurred by us during the nine months ended September 30, 2008 and 2007, respectively.

13. Shareholders’ Equity

Under our declaration of trust, we have the authority to issue a total of 1,000,000,000 shares of beneficial interest. Of the total shares authorized, 990,000,000 shares are designated as common shares with a par value of $0.01 per share and 10,000,000 shares are designated as preferred shares.

The registration statement relating to our initial public offering was declared effective on October 24, 2006. CNL Securities Corp. is the dealer manager of our offering. The registration statement covers up to $2,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. On October 14, 2008, our board of trustees approved an extension of our initial public offering until December 31, 2008. Under rules promulgated by the SEC, we could extend our initial public offering until October 24, 2009, and in some circumstances, we could continue our initial public offering until as late as April 22, 2010. As of September 30, 2008, we had issued 48,933,180 common shares in our initial public offering.

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

During the nine months ended September 30, 2008 and 2007 we repurchased 283,414 and 38,371 common shares, respectively, under our Share Redemption Program.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)

14. Distributions

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

The following table reconciles the distributions declared per common share to the distributions paid per common share during the nine months ended September 30, 2008 and 2007:

	2008	2007
Distributions declared per common share	$0.438	$0.401
Less: Distributions declared in the current period, and paid in the subsequent period	(0.150)	(0.138)
Add: Distributions declared in the prior period, and paid in the current period	0.144	0.125

Distributions paid per common share	$0.432	$0.388

Distributions paid to shareholders during the nine months ended September 30, 2008 and 2007 totaled $14,805,000 and $4,008,000, respectively.

15. Fair Value of Financial Instruments

On August 14, 2008, we entered into the interest rate swap agreement that fixes the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of September 30, 2008 and expires on May 30, 2013. In addition, there is an interest rate cap that is valued quarterly and the net change is recognized in earnings. The interest rate cap has a term of 33 months from August 27, 2007 to May 27, 2010 and has a notional amount of £5,500,000 ($9,783,000 at September 30, 2008) and caps the three month LIBOR at 6.25% during such period. Included in other assets is the fair value of the interest rate cap of $14,000, which includes ($107,000) in earnings for the decrease in fair value of the interest rate cap during the nine months ended September 30, 2008.

The following table summarizes our interest rate cap and its estimated fair value at September 30, 2008 (in thousands):

	As of September 30, 2008
			Fair Value Measurements Using:
	Carrying Value	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Interest Rate Cap	$14	$14	$—	$14	$—
Interest Rate Swap	$—	$—	$—	$—	$—

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)

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

Level 2 Fair Value Measurements

Interest Rate Cap – The fair value of interest rate caps is estimated using internal discounted cash flow calculations based upon observable market based forward interest rate curves and quotes obtained from counterparties to the agreements.

16. Commitments and Contingencies

We have agreed to a capital commitment of up to $20,000,000 in CBRE Strategic Partners Asia, which extends for 24 months after the close of the final capital commitment. On October 16, 2007, we funded $200,000 of our capital commitment. CBRE Investors, our sponsor, formed CBRE Strategic Partners Asia to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. If we and all other currently committed capital investors had funded our entire commitments in CBRE Strategic Partners Asia as of September 30, 2008, we would have owned an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. A majority of our trustees (including a majority of our independent trustees) not otherwise interested in this transaction approved the transaction as being fair, competitive and commercially reasonable. CBRE Strategic Partners Asia is managed by CB Richard Ellis Investors SP Asia II, LLC or the Fund Manager, a subsidiary of CBRE Investors.

On May 6, 2008, in connection with our investment with the Duke joint venture we funded a $4,000,000 earnest money deposit in conjunction with the acquisition of the Industrial Portfolio as set forth in Note 4. $2,398,000 was used in conjunction with the June 12, 2008 and September 30, 2008 acquisitions of four warehouse/industrial properties located in Arizona, Florida, Indiana and Texas leaving a balance of $1,602,000 excluding interest earned of $19,000 at September 30, 2008. The remaining balance will be applied to future acquisitions as presented in the following table.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)

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

List of Remaining Expected Properties

Market	Property	Tenant	Earnest Money	Net Rentable Sq. Ft.	Estimated Closing Date
Indianapolis, IN	Prime Distribution Center	Prime Distribution	$832,000	1,200,420	December 2008
Columbus, OH	Kellogg’s	Kellogg’s	$770,000	1,142,200	December 2008

On July 25, 2008, we entered into a definitive purchase agreement with unrelated third parties, to acquire, subject to customary closing conditions, Avion III and IV, located at 14550 and 14560 Avion Parkway, in Chantilly, Virginia. The contract purchase price for Avion III and IV is $41,500,000 exclusive of transaction costs, financing fees and working capital reserves. We anticipate that the acquisition will be funded from the proceeds of our initial public offering. Each property consists of a three-story office building, with surface parking lots, completed in 2003. Avion III has 71,507 rentable square feet and is 100% leased to Lockheed Martin Corporation, a leading supplier of aerospace and defense products and services. Avion IV has 71,504 rentable square feet and is 100% leased to the U.S. General Services Administration. Both buildings have been improved to meet Sensitive Compartmentalized Information Facilities standards that include enhanced access control systems which meet specific security requirements for handling federal classified information. While we anticipate this acquisition will close during the fourth quarter of 2008, this agreement is subject to a number of contingencies and there can be no assurances that this acquisition will occur. The Company has provided deposits of $1,500,000 ($500,000 on July 28, 2008 and $1,000,000 on August 4, 2008) in connection with the execution of the agreement that is refundable in the event that certain closing conditions are not met.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)

17. Comprehensive Income (Loss)

U.S. GAAP requires that the effect of foreign currency translation adjustments be classified as comprehensive income (loss). The following table sets forth our comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net (Loss) Income	$(2,933)	$434	$(2,835)	$306
Foreign Currency Translation (Loss) Gain	(5,192)	243	(5,182)	361

Comprehensive (Loss) Income	$(8,125)	$677	$(8,017)	$667

18. Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code with our taxable year ended December 31, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our taxable income to our shareholders. It is management’s current intention to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax on net income we distribute currently to our shareholders. If we fail to qualify as a REIT in any taxable year, then we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may not be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed taxable income, if any.

We have made Taxable REIT Subsidiary (“TRS”) elections for all of our held for sale property subsidiaries. The elections, effective for the tax year beginning January 1, 2007 and future years, were made pursuant to section 856(I) of the Internal Revenue Code. Our TRS is subject to corporate level income taxes which are recorded in our consolidated financial statements. During the three months ended September 30, 2008, all of the held for sale properties were transferred to investments in real estate resulting in an estimated tax loss of $138,000.

The following table reconciles net income available to common shareholders to taxable income available to common shareholders for the nine months ended September 30, 2008 (in thousands):

Net Income Available from TRS(1)	$(1,918)
Add: Prior Year Tax Basis Depreciation	697
Less: Prior Year End Prepaid Rent	(54)
Add: Permanent Difference Between Book Loss and Tax Basis Loss	1,511

Taxable Income for TRS	$236

(1)	Net income available from the TRS is comprised of income from operations of $1,533,000 less book loss of $3,451,000 from the transfer of held for sale real estate to continuing operations.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)

The following table summarizes the provision for income taxes of the TRS for the nine months ended September 30, 2008 (in thousands):

Current	$(4)
Deferred Income Tax Benefit on Transfer of Held for Sale Real Estate to Continuing Operations	(217)

Total Benefit for Income Taxes	$(221)

The following table reconciles the provision for income taxes of the TRS for the nine months ended September 30, 2008 to the amount computed by applying the Federal Corporate tax rate (in thousands):

Federal Income Tax Benefit at Statutory Federal Rate for Taxable REIT Subsidiary	$(652)
State Income Tax Benefit	(96)
Loss not subject to Federal Tax Benefit	33
Adjustment for Permanent Difference	564
Tax Benefit from Prior Year Loss Carry Forward	(59)
Graduated Rate Adjustment	(11)

Total Benefit for Income Taxes	$(221)

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

The following table summarizes the tax effects of temporary differences of the TRS included in the accounts payable and accrued expenses as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Net Deferred Tax Liability, resulting primary from differences in depreciation and amortization in real property	$—	$(217)

In addition, we have incurred income and other taxes related to our continuing operations in the amount of $180,000 for franchise, local and state government, California, Georgia, Texas and North Carolina, and United Kingdom taxes impacting our operating properties during the nine months ended September 30, 2008.

19. Subsequent Events

From October 1, 2008 through October 31, 2008, we received gross proceeds of approximately $34,275,260 from the sale of 3,443,392 common shares in our initial public offering. On October 14, 2008, our board of trustees approved an extension of our initial public offering until December 31, 2008. Under rules promulgated by the SEC, we could extend our initial public offering until October 24, 2009, and in some circumstances, we could continue our initial public offering until as late as April 22, 2010.

On October 10, 2008, we obtained a £5,775,000 loan ($9,849,840 assuming an exchange rate of $1.7056/£1.00) from The Royal Bank of Scotland plc secured by the Albion Mills Retail Park originally acquired on July 11, 2008. This interest-only loan is for a term of five years and bears interest at a variable rate of interest based on the GBP-based three month LIBOR plus 1.31%, or 6.13% per annum as of October 10, 2008. In addition, we incurred financing costs of approximately £60,706 ($103,540) associated with obtaining this loan.

On October 23, 2008, we acquired a fee interest in Maskew Retail Park located on Maskew Avenue, Peterborough, United Kingdom. We acquired Maskew Retail Park for approximately £30,000,000 ($50,685,000 assuming an exchange rate of $1.6895/£1.00), exclusive of customary closing costs and stamp duty fees, which was funded using net proceeds from our initial public offering. Upon closing, we paid our Investment Advisor an acquisition fee of approximately $506,850. This acquisition fee is not included in the £30,000,000 ($50,685,000) acquisition cost of Maskew Retail Park. The property consists of a three unit retail development and surface parking lot completed in 2007. The property is 100% leased to three tenants: B&Q plc, the largest home improvement, hardware and building supply retailer in the United Kingdom, under a lease that expires in September 2027; Matalan Retail Limited, one of the largest clothing and household goods retailers in the United Kingdom, under a lease that expires in September 2022; and Argos Limited, a major household goods and general merchandise retailer, under a lease that expires in April 2023. The estimated acquisition cap rate is approximately 7.7%. The acquisition cap rate equals annualized in-place net operating income divided by total acquisition costs for the property. Annualized in-place net operating income equals, on an annualized cash basis as derived from leases in-place at the time we acquired the property, rental income and tenant reimbursements less property and related expenses (operating maintenance, management fees and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization and our company-level general and administrative expenses.

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

As of September 30, 2008, we owned 49 office and industrial properties on a consolidated basis located in seven states (California, Georgia, Illinois, Massachusetts, North Carolina, South Carolina and Texas) and in the United Kingdom, as well as one undeveloped land parcel in Georgia. In addition, we have ownership interests in three unconsolidated entities that, as of September 30, 2008, owned interests in 15 properties.

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

The commercial real estate debt markets have been negatively impacted by the recent credit market disruptions. Securitized commercial mortgage lenders have virtually ceased lending. Lenders who hold commercial mortgages for investment have significantly tightened underwriting standards and reduced lending amounts. The result is a significant decrease in available debt capital and a significant increase in its cost.

Other than our $45,000,000 Revolving Credit Facility (which was fully undrawn as of September 30, 2008), none of our debt matures prior to 2011 and most of our debt is at fixed interest rates. As a result, our current portfolio should be largely insulated from direct impact of the current debt market environment. However, should the reduced availability of debt and/or the increased cost of borrowing continue, we would fund acquisitions entirely with cash, which could reduce the pace of our acquisitions.

In addition, the state of the debt markets could result in near-term price or value decreases for real estate assets. Although this may benefit us for future acquisitions, it could negatively impact the current value of our existing assets.

Over the past few months, financial markets have exhibited increasing volatility in terms of stock prices, interest rates, credit spreads, commodity prices and foreign exchange rates. In response to current financial market conditions, legislators and financial regulators implemented a number of mechanisms designed to add stability to these markets, including the provision of direct and indirect assistance to distressed financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers, implementation of programs by the Federal Reserve to provide liquidity to the commercial paper markets and temporary prohibitions on short sales of certain financial institution securities. It is uncertain what effects any legislation or regulatory initiatives will have on financial markets or the economy. Given this uncertainty, we may not timely anticipate or manage existing, new or additional risks, contingencies or developments associated with our tenants, the real estate capital markets or the leasing markets. Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.

We commenced operations in July 2004, following an initial private placement of our common shares of beneficial interest. We raised aggregate net proceeds (after commissions and expenses) of approximately $55,500,000 from July 2004 to October 2004 in private placements of our common shares.

On October 24, 2006, we commenced an initial public offering of up to $2,000,000,000 in our common shares, 90% of which are offered at a price of $10.00 per share, and 10% of which are offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor or another firm we choose for that purpose. As of October 31, 2008, we had accepted subscriptions from 11,046 investors, issued 52,376,572 common shares and received $523,215,000 in gross proceeds.

We have elected to be taxed as a REIT for U.S. federal income tax purposes.

The table below provides information regarding the properties we own, excluding those owned through our investment in CBRE Strategic Partners Asia. We purchased all of these properties from unaffiliated third parties. These properties are subject to competition from similar properties within their market areas and their economic performance could be affected by changes in local economic conditions. In evaluating these properties for acquisition, we considered a variety of factors including location, functionality and design, price per square foot, the credit worthiness of tenants, length of lease terms, market fundamentals and the in-place rental rates compared to market rates.

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Occupancy	Approximate Total Acquisition Cost(1) (in thousands)
Domestic Consolidated Properties:
REMEC Corporate Campus 1 San Diego, CA	9/15/2004	1983	Office	100.00%	34	100.00%	$6,833
REMEC Corporate Campus 2 San Diego, CA	9/15/2004	1983	Office	100.00%	30	100.00%	6,125
REMEC Corporate Campus 3 San Diego, CA	9/15/2004	1983	Office	100.00%	37	100.00%	7,523
REMEC Corporate Campus 4 San Diego, CA	9/15/2004	1983	Office	100.00%	31	100.00%	6,186
300 Constitution Drive Boston, MA	11/3/2004	1998	Warehouse/Distribution	100.00%	330	100.00%	19,805
Deerfield Commons(2) Atlanta, GA	6/21/2005	2000	Office	100.00%	122	100.00%	21,834
505 Century Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	100	72.40%	6,095
631 International Dallas, TX	1/9/2006	1998	Warehouse/Distribution	100.00%	73	100.00%	5,407
660 North Dorothy Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	120	100.00%	6,836
Bolingbrook Point III Chicago, IL	8/29/2007	2006	Warehouse/Distribution	100.00%	185	100.00%	18,170
Cherokee Corporate Park(3) Spartanburg, SC	8/30/2007	2000	Warehouse/Distribution	100.00%	60	100.00%	3,775
Community Cash Complex 1(3) Spartanburg, SC	8/30/2007	1960	Warehouse/Distribution	100.00%	205	87.90%	2,690
Community Cash Complex 2(3) Spartanburg, SC	8/30/2007	1978	Warehouse/Distribution	100.00%	145	93.57%	2,225
Community Cash Complex 3(3) Spartanburg, SC	8/30/2007	1981	Warehouse/Distribution	100.00%	116	100.00%	1,701
Community Cash Complex 4(3) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	33	0.00%	547
Community Cash Complex 5(3) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	53	0.00%	824
Fairforest Building 1(3) Spartanburg, SC	8/30/2007	2000	Manufacturing	100.00%	51	100.00%	2,974
Fairforest Building 2(3) Spartanburg, SC	8/30/2007	1999	Manufacturing	100.00%	104	100.00%	5,379
Fairforest Building 3(3) Spartanburg, SC	8/30/2007	2000	Manufacturing	100.00%	100	100.00%	5,760
Fairforest Building 4(3) Spartanburg, SC	8/30/2007	2001	Manufacturing	100.00%	101	100.00%	5,640
Fairforest Building 5 Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	316	100.00%	16,968
Fairforest Building 6(4) Spartanburg, SC	8/30/2007	2005	Manufacturing	100.00%	101	100.00%	7,468
Fairforest Building 7 Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	101	24.64%	5,626
Greenville/Spartanburg Industrial Park(3) Spartanburg, SC	8/30/2007	1990	Manufacturing	100.00%	67	100.00%	3,388
Highway 290 Commerce Park Building 1(3) Spartanburg, SC	8/30/2007	1995	Warehouse/Distribution	100.00%	150	33.33%	5,388
Highway 290 Commerce Park Building 5(3) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	30	100.00%	1,420
Highway 290 Commerce Park Building 7(3) Spartanburg, SC	8/30/2007	1994	Warehouse/Distribution	100.00%	88	100.00%	4,889
HJ Park Building 1 Spartanburg, SC	8/30/2007	2003	Manufacturing	100.00%	70	100.00%	4,216
Jedburg Commerce Park Charleston, SC	8/30/2007	2007	Manufacturing	100.00%	513	100.00%	41,967

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Occupancy	Approximate Total Acquisition Cost(1) (in thousands)
Kings Mountain I(4) Charlotte, NC	8/30/2007	1998	Warehouse/Distribution	100.00%	100	100.00%	5,497
Kings Mountain II Charlotte, NC	8/30/2007	2002	Warehouse/Distribution	100.00%	302	100.00%	11,311
Mount Holly Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	100.00%	6,208
North Rhett I Charleston, SC	8/30/2007	1973	Warehouse/Distribution	100.00%	285	100.00%	10,302
North Rhett II Charleston, SC	8/30/2007	2001	Warehouse/Distribution	100.00%	102	100.00%	7,073
North Rhett III(4) Charleston, SC	8/30/2007	2002	Warehouse/Distribution	100.00%	80	100.00%	4,812
North Rhett IV Charleston, SC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	100.00%	17,060
Orangeburg Park Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	100.00%	5,474
Orchard Business Park 2(3) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	18	100.00%	761
Union Cross Building I Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	101	100.00%	6,585
Union Cross Building II Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	100.00%	17,216
Highway 290 Commerce Park Building 2(3) Spartanburg, SC	9/24/2007	1995	Warehouse/Distribution	100.00%	100	100.00%	4,626
Highway 290 Commerce Park Building 6(3) Spartanburg, SC	11/1/2007	1996	Warehouse/Distribution	100.00%	105	0.00%	3,760
Orchard Business Park 1(3) Spartanburg, SC	11/1/2007	1994	Warehouse/Distribution	100.00%	33	100.00%	1,378
Lakeside Office Center Dallas, TX	3/5/2008	2006	Office	100.00%	99	100.00%	17,965
Kings Mountain III Charlotte, NC	3/14/2008	2007	Warehouse/Distribution	100.00%	542	0.00%	25,662
Enclave on the Lake(8) Houston, TX	7/1/2008	1999	Office	100.00%	171	100.00%	37,762

Total Domestic Consolidated Properties					6,338	84.68%	411,111
International Consolidated Properties:
602 Central Boulevard Coventry, UK	4/27/2007	2001	Office	100.00%	50	100.00%	23,847
Thames Valley Five Reading, UK	3/20/2008	1998	Office	100.00%	40	100.00%	29,529
Albion Mills Retail Park (8) Wakefield, UK	7/11/2008	2000	Retail	100.00%	55	100.00%	22,064

Total International Consolidated Properties					145	100.00%	75,440

Total Consolidated Properties					6,483	85.02%	486,551

Unconsolidated Properties(5):
Buckeye Logistics Center (6) Phoenix, AZ	6/12/2008	2008	Warehouse/Distribution	80.00%	605	100.00%	35,554
Afton Ridge Shopping Center (7) Charlotte, NC	9/18/2008	2006	Retail	90.00%	296	91.35%	45,573
Allpoints at Anson Bldg. 1 (6) Indianapolis, IN	9/30/2008	2008	Warehouse/Distribution	80.00%	631	100.00%	27,032
12200 President’s Court (6) Jacksonville, FL	9/30/2008	2008	Warehouse/Distribution	80.00%	772	100.00%	29,915
201 Sunridge Blvd. (6) Dallas, TX	9/30/2008	2008	Warehouse/Distribution	80.00%	823	100.00%	25,623
Aspen Corporate Center 500 (6) Nashville, TN	9/30/2008	2008	Office	80.00%	180	100.00%	30,032

Total Unconsolidated Properties(5)					3,307	99.22%	193,729

Total Properties(5)					9,790	89.82%	$680,280

(1)	Approximate total acquisition cost represents the pro rata purchase price inclusive of customary closing costs and acquisition fees.

(2)	Includes ten acres of undeveloped land zoned for office use.

(3)	Real estate previously held for sale and transferred to Continuing Operations effective September 30, 2008.

(4)	Includes the purchase prices of adjacent land parcels acquired on January 23, 2008.

(5)	Does not include CBRE Strategic Partners Asia properties.

(6)	This property is held through the Duke joint venture.

(7)	This property is held through the Afton Ridge joint venture.

(8)

The estimated acquisition cap rate is approximately 7.2%. Acquisition cap rate equals annualized in-place net operating income divided by total acquisition cost for the property. Annualized in-place net operating income equals, on an annualized cash basis as derived from leases in-place at the time we acquire the property, rental income and tenant reimbursements less property and related expenses (operating maintenance, management fees and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization and our company-level general and administrative expenses.

Property Type Concentration

Our property type concentrations as of September 30, 2008 are as follows (Net Rentable Square Feet and Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties (1)			Consolidated & Unconsolidated Properties (1)
Property Type	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
Warehouse/Distribution	31	4,706	$230,091	4	2,831	$118,124	35	7,537	$348,215
Office	9	615	157,604	1	180	30,032	10	795	187,636
Manufacturing	8	1,107	76,792	—	—	—	8	1,107	76,792
Retail	1	55	22,064	1	296	45,573	2	351	67,637

Total	49	6,483	$486,551	6	3,307	$193,729	55	9,790	$680,280

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership.

Geographic Concentration

Our geographic concentrations as of September 30, 2008 are as follows (Net Rentable Square Feet and Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties (1)			Consolidated & Unconsolidated Properties (1)
	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
Domestic
South Carolina	29	3,645	$184,299	—	—	$—	29	3,645	$184,299
North Carolina	5	1,360	66,271	1	296	45,573	6	1,656	111,844
Texas	5	564	74,065	1	823	25,623	6	1,387	99,688
Arizona	—	—	—	1	605	35,554	1	605	35,554
Tennessee	—	—	—	1	180	30,032	1	180	30,032
Florida	—	—	—	1	772	29,915	1	772	29,915
Indiana	—	—	—	1	631	27,032	1	631	27,032
California	4	132	26,667	—	—	—	4	132	26,667
Georgia	1	122	21,834	—	—	—	1	122	21,834
Massachusetts	1	330	19,805	—	—	—	1	330	19,805
Illinois	1	185	18,170	—	—	—	1	185	18,170

Total Domestic	46	6,338	411,111	6	3,307	193,729	52	9,645	604,840
International
United Kingdom	3	145	75,440	—	—	—	3	145	75,440

Total	49	6,483	$486,551	6	3,307	$193,729	55	9,790	$680,280

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership.

Significant Tenants

The following table details our largest tenants (in thousands):

			Consolidated Properties		Unconsolidated Properties (1)		Consolidated & Unconsolidated Properties (1)
	Tenant	Primary Industry	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
1	Amazon.com, Inc (2)	Internet Retail	—	$—	1,235	$4,321	1,235	$4,321
2	SBM Offshore (3)	Petroleum and Mining	171	4,277	—	—	171	4,277
3	Unilever (4)	Consumer Products	—	—	1,595	3,858	1,595	3,858
4	Regus Business Centers	Executive Office Suites	86	2,971	—	—	86	2,971
5	American LaFrance	Vehicle Related Manufacturing	513	2,810	—	—	513	2,810
6	REMEC	Defense and Aerospace	133	2,376	—	—	133	2,376
7	Verizon Wireless (5)	Telecommunications	—	—	180	2,117	180	2,117
8	Capita Business Services	Business Services	50	1,535	—	—	50	1,535
9	Women’s Apparel Group	Internet Retail	330	1,426	—	—	330	1,426
10	CEVA Logistics	Logistics and Distribution	316	1,239	—	—	316	1,239
11	Echostar Satellite	Telecommunications	316	1,200	—	—	316	1,200
12	Wickes Building Supplies	Home Furnishings/Home Improvement	40	1,193	—	—	40	1,193
13	Trans Hold	Logistics and Distribution	316	1,174	—	—	316	1,174
14	TIAA	Financial Services	68	928	—	—	68	928
15	Southeastern Container	Other Manufacturing	301	823	—	—	301	823
16	Compass Group USA	Food Service and Retail	98	762	—	—	98	762
17	Briggs Industries	Home Furnishings/Home Improvement	285	740	—	—	285	740
18	Intier Automotive	Vehicle Related Manufacturing	126	698	—	—	126	698
19	Hoke	Other Manufacturing	104	602	—	—	104	602
20	Lear Corporation	Vehicle Related Manufacturing	88	536	—	—	88	536
	All Other (85 tenants)		2,171	9,957	271	3,076	2,442	13,033

			5,512	$35,247	3,281	$13,372	8,793	$48,619

(1)	Net Rentable Square Feet for Unconsolidated Properties is at 100%. Annualized Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership.
(2)

Our tenants are Amazon.com.azdc, Inc., in our Buckeye Logistics Center property, and Amazon.com.indc, LLC, in our AllPoints at Anson Bldg. 1 property, which are both wholly-owned subsidiaries of Amazon.com.

(3)	Our tenant is Atlantia Offshore Ltd., a wholly-owned subsidiary.
(4)	Our tenant is CONOPCO, Inc., a wholly-owned subsidiary.
(5)	Verizon Wireless is the d/b/a for Cellco Partnership.

Tenant Industries

Our tenants operate across a wide range of industries. The following table details our tenant-industry concentrations (in thousands):

	Consolidated Properties		Unconsolidated Properties (1)		Consolidated & Unconsolidated Properties (1)
Tenant Industry Category	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
Internet Retail	330	$1,426	1,235	$4,321	1,565	$5,747
Consumer Products	246	861	1,597	3,895	1,843	4,756
Vehicle Related Manufacturing	863	4,601	—	—	863	4,601
Petroleum and Mining	171	4,277	—	—	171	4,277
Other Manufacturing	1,006	3,650	—	—	1,006	3,650
Business Services	445	3,457	—	—	445	3,457
Logistics and Distribution	910	3,375	—	—	910	3,375
Telecommunications	316	1,200	180	2,117	496	3,317
Executive Office Suites	86	2,971	—	—	86	2,971
Home Furnishings/Home Improvement	445	2,469	35	389	480	2,858
Defense and Aerospace	133	2,376	—	—	133	2,376
Financial Services	187	1,662	—	—	187	1,662
Food Service and Retail	108	782	20	399	128	1,181
Specialty Retail	15	401	75	712	90	1,113
Other Retail	74	288	46	646	120	934
Apparel Retail	—	—	89	813	89	813
Pharmaceutical and Health Care Related	123	769	—	—	123	769
Professional Services	54	682	4	80	58	762

Totals	5,512	$35,247	3,281	$13,372	8,793	$48,619

(1)	Net Rentable Square Feet for Unconsolidated Properties is at 100%. Annualized Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership.

Tenant Lease Expirations

The following table sets forth a schedule of expiring leases for our consolidated and unconsolidated properties as of September 30, 2008 (in thousands):

	Consolidated Properties		Unconsolidated Properties (1)		Consolidated & Unconsolidated Properties (1)
	Expiring Net Rentable Square Feet	Expiring Base Rent	Expiring Net Rentable Square Feet	Expiring Base Rent	Expiring Net Rentable Square Feet	Expiring Base Rent
2008 (Three Months Ended December 31, 2008)	435	$903	—	$—	435	$903
2009	669	3,297	—	—	669	3,297
2010	512	4,515	—	—	512	4,515
2011	195	1,097	—	—	195	1,097
2012	379	5,348	22	365	401	5,713
2013	1,294	8,636	20	426	1,314	9,062
2014	146	774	—	—	146	774
2015	710	3,094	—	—	710	3,094
2016	199	1,206	30	236	229	1,442
2017	200	3,421	121	1,302	321	4,723
Thereafter	773	4,484	3,088	12,834	3,861	17,318

Total	5,512	$36,775	3,281	$15,163	8,793	$51,938

(1)	Expiring Net Rentable Square Feet for Unconsolidated Properties is at 100%. Expiring Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership.

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

Discontinued Operations and Real Estate Held for Sale

        In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”), the income or loss and net gain on dispositions of operating properties and the income or loss on all properties classified as held for sale are reflected in the consolidated statements of operations as discontinued operations for all periods presented. A property is classified as held for sale when certain criteria, as set forth under SFAS No. 144, are met. At such time, we present the respective assets and liabilities separately on the balance sheet and cease to record depreciation and amortization expense. Properties held for sale are reported at the lower of their carrying value or their estimated current sales value less costs to sell. As of December 31, 2007, we had 18 buildings classified as held for sale and during the three months ended September 30, 2008, they were transferred to continuing operations (see Note 5).

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

Investments in Unconsolidated Entities

Our determination of the appropriate accounting method with respect to our investments in CBRE Strategic Partners Asia, which is considered a Variable Interest Entity (“VIE”), is based on Financial Accounting Standards Board (“FASB”), Interpretation No. 46 (revised in December 2003), “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51” (“FIN46R”). We account for this VIE, of which we are not the primary beneficiary, under the equity method of accounting.

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

With respect to our majority limited membership interest in the Duke joint venture and Afton Ridge, we considered EITF 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” in determining that we did not have control over the financial and operating decisions of such entity due to the existence of substantive participating rights held by the minority limited member who is also the managing member of the Duke joint venture.

We carry our investments in CBRE Strategic Partners Asia, the Duke joint venture and Afton Ridge on the equity method of accounting because we have the ability to exercise significant influence (but not control) over operating and financial policies of each such entity. We eliminate transactions with such equity method entity to the extent of our ownership in each such entity. Accordingly, our share of net income (loss) of these equity method entities is included in consolidated net income (loss). Under the equity method, impairment losses are recognized upon evidence of other-than-temporary losses of value.

Our investments in unconsolidated entities in which we have the ability to exercise significant influence over operating and financial policies, but do not control or entities which are variable interest entities in which we are not the primary beneficiary are accounted for under the equity method. Accordingly, our share of the earnings from these equity method basis companies is included in consolidated net income. Our determination of the appropriate accounting treatment for an investment in an entity requires judgment of several factors, including the size and nature of our ownership interest and the other owners’ substantive rights to make decisions for the entity. If we were to make different judgments or conclusions as to the level of our control or influence, it could result in a different accounting treatment. Accounting for an investment as either consolidated or using the equity method generally would have no impact on our net income or stockholders’ equity in any accounting period, but a different treatment would impact individual income statement and balance sheet items, as consolidation would effectively “gross up” our income statement and balance sheet.

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

Rental Operations

We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, management fees and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our company level general and administrative expenses. The following tables compare the net operating income for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Domestic Properties
Revenues:
Rental	$7,503	$3,243	$20,907	$6,606
Tenant Reimbursements	1,533	639	4,175	1,585

	9,036	3,882	25,082	8,191

Property and Related Expenses:
Operating and Maintenance	1,015	254	2,133	683
General and Administrative	(24)	9	173	80
Property Management Fee to Related Party	119	54	335	74
Property Taxes	1,218	412	3,134	1,004

	2,328	729	5,775	1,841

Net Operating Income	6,708	3,153	19,307	6,350

International Properties
Revenues:
Rental	1,264	423	2,724	717
Tenant Reimbursements	15	4	75	7

	1,279	427	2,799	724

Property and Related Expenses:
Operating and Maintenance	15	7	75	12
General and Administrative	(3)	—	47	—
Property Management Fee to Related Party	6	—	13	—
Property Taxes	—	—	—	—

	18	7	135	12

Net Operating Income	1,261	420	2,664	712

Total Reportable Segments
Revenues:
Rental	8,767	3,666	23,631	7,323
Tenant Reimbursements	1,548	643	4,250	1,592

	10,315	4,309	27,881	8,915

Property and Related Expenses:
Operating and Maintenance	1,030	261	2,207	695
General and Administrative	(27)	9	220	80
Property Management Fee to Related Party	125	54	348	74
Property Taxes	1,218	412	3,134	1,004

	2,346	736	5,909	1,853

Net Operating Income(1)	7,969	3,573	21,972	7,062

Reconciliation of Non-GAAP to Consolidated Net (Loss) Income
Total Segment Net Operating Income	7,969	3,573	21,972	7,062
Interest and Other Income	467	1,160	1,797	2,198

	8,436	4,733	23,769	9,260

Interest Expense	2,728	1,330	7,479	2,348
General and Administrative	707	444	1,878	1,102
Investment Management Fee to Related Party	1,016	405	2,495	904
Depreciation and Amortization	4,417	2,115	11,457	4,585
Loss on transfer of held for sale real estate to continuing operations	3,451	—	3,451	—

(Loss) Income Before Minority Interest, Income Tax and Equity in Earnings of Unconsolidated Entities	(3,883)	439	(2,991)	321
Minority Interest	14	(5)	12	(1)
Benefit (Provision) for Income Taxes	557	—	41	(14)
Equity in Earnings of Unconsolidated Entities	379	—	103	—

Net (Loss) Income	$(2,933)	$434	$(2,835)	$306

(1)

Total Reportable Segments net operating income is a Non-GAAP financial measure which may be useful as a supplemental measure for evaluating the relationship of each reporting segment to the combined total. This measure should not be looked as an alternative measure of operating performance to our U.S. GAAP presentations provided.

Consolidated Results of Continuing Operations

Comparison of Three Months Ended September 30, 2008 to Three Months Ended September 30, 2007

Revenues

Rental

Rental revenue increased $5,101,000, or 139%, to $8,767,000 during the three months ended September 30, 2008 compared to $3,666,000 for the three months ended September 30, 2007. The increase was due to the acquisition of 602 Central Blvd., Bolingbrook Point III, the Carolina Portfolio, Lakeside Office Center, Thames Valley Five, Enclave on the Lake and Albion Mills Retail Park as well as increased occupancy at Deerfield Commons I.

Tenant Reimbursements

Tenant reimbursements increased $905,000, or 141%, to $1,548,000 for the three months ended September 30, 2008 compared to $643,000 for the three months ended September 30, 2007, primarily as a result of increased tenant operating expense recovery for Deerfield Commons I, Bolingbrook Point III, the Carolina Portfolio, Lakeside Office Center and Enclave on the Lake.

Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $769,000, or 295%, to $1,030,000 for the three months ended September 30, 2008 compared to $261,000 for the three months ended September 30, 2007. The increase was primarily due to the acquisition of Bolingbrook Point III, the Carolina Portfolio, Lakeside Office Center and Enclave on the Lake and increased operating expenses at Deerfield Commons I.

Property Taxes

Property tax expense increased $806,000, or 195%, to $1,218,000 for the three months ended September 30, 2008 compared to $412,000 for the three months ended September 30, 2007. The increase was due to a combination of increased assessments and expenses associated with the Bolingbrook Point III, the Carolina Portfolio, Lakeside Office Center and Enclave on the Lake.

Interest

Interest expense increased $1,398,000, or 105%, to $2,728,000 for the three months ended September 30, 2008 compared to $1,330,000 for the three months ended September 30, 2007 as a result of interest expense associated with the 602 Central Blvd., the Carolina Portfolio, Thames Valley Five, Lakeside Office Center and Enclave on the Lake notes payable and the Bank of America term loan.

General and Administrative

General and administrative expense increased $227,000, or 50%, to $680,000 for the three months ended September 30, 2008 compared to $453,000 for the three months ended September 30, 2007. Of the total increase, $100,000 was due to the increase in shareholder servicing fees and report production costs, $125,000 was due to the increase in professional fees, $35,000 was due to increase in organizational costs associated with formation of the Duke joint venture and the Afton Ridge joint venture, $6,000 was due to the increase in directors’ and officers’ insurance, $7,000 was due to the increase in fund level legal expense and offset by the reduction of general audit fees and Sarbanes-Oxley assistance fees of $46,000 for the three months ended September 30, 2008 as compared to September 30, 2007.

Loss on Transfer of Held for Sale Real Estate to Continuing Operations for the Three Months Ended September 30, 2008

During the three months ended September 30, 2008, management determined that greater long-term value could be realized from operating the properties than could be achieved in a sale of the properties in the current market. As a result of the transfer of the previously held for sale real estate to investments in real estate, a loss was recorded in the current period in the amount of $3,451,000 to measure each of the properties at the lower of its carrying amount adjusted for depreciation and amortization expense that would have been recognized had the asset been continuously classified as held for investment, or its fair value at the date of the decision not to sell.

Property Management Fee and Investment Management Fee

Property management fee and investment management fee increased $682,000, or 148%, to $1,141,000 for three months ended September 30, 2008 compared to $459,000 for the three months ended September 30, 2007. The increase was due to fees earned relative to the management of 602 Central Blvd., Bolingbrook Point III, the Carolina Portfolio, Lakeside Office Center, Thames Valley Five, Enclave on the Lake and Albion Mills Retail Park.

Depreciation and Amortization

Depreciation and amortization expense increased $2,302,000, or 109%, to $4,417,000 for the three months ended September 30, 2008 as compared to $2,115,000 for the three months ended September 30, 2007. The net increase was related to tenant improvement and leasing commission activities at Deerfield Commons I and 660 N. Dorothy and the acquisitions of 602 Central Blvd., Bolingbrook Point III, the Carolina Portfolio, Lakeside Office Center, Thames Valley Five, Enclave on the Lake and Albion Mills Retail Park.

Interest and Other Income

Interest and other income decreased $693,000, or 60%, to $467,000 for the three months ended September 30, 2008 compared to $1,160,000 for the three months ended September 30, 2007. The decrease was due to lower year to year cash balances and money market interest rates.

Equity in Earnings of Unconsolidated Entities

Our investments in CBRE Strategic Partners Asia, the Duke joint venture and the Afton Ridge joint venture resulted in earnings of $379,000 for the three months ended September 30, 2008. There were no comparable activities for the three months ended September 30, 2007.

Comparison of Nine Months Ended September 30, 2008 to Nine Months Ended September 30, 2007

Revenues

Rental

Rental revenue increased $16,308,000, or 223%, to $23,631,000 during the nine months ended September 30, 2008 compared to $7,323,000 for the nine months ended September 30, 2007. The increase was due to the acquisition of 602 Central Blvd., Bolingbrook Point III, the Carolina Portfolio, Lakeside Office Center, Thames Valley Five, Enclave on the Lake and Albion Mills Retail Park as well as increased occupancy at Deerfield Commons I.

Tenant Reimbursements

Tenant reimbursements increased $2,658,000, or 167%, to $4,250,000 for the nine months ended September 30, 2008 compared to $1,592,000 for the nine months ended September 30, 2007, primarily as a result of increased tenant operating expense recovery for Deerfield Commons I, Bolingbrook Point III, the Carolina Portfolio, Lakeside Office Center and Enclave on the Lake.

Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $1,512,000, or 217%, to $2,207,000 for the nine months ended September 30, 2008 compared to $695,000 for the nine months ended September 30, 2007. The increase was primarily due to the acquisition of Bolingbrook Point III, the Carolina Portfolio, Lakeside Office Center, Thames Valley Five and Enclave on the Lake as well as increased operating expenses at Deerfield Commons I.

Property Taxes

Property tax expense increased $2,130,000, or 212%, to $3,134,000 for the nine months ended September 30, 2008 compared to $1,004,000 for the nine months ended September 30, 2007. The increase was due to a combination of increased assessments and expenses associated with the Bolingbrook Point III, the Carolina Portfolio, Lakeside Office Center and Enclave on the Lake.

Interest

Interest expense increased $5,131,000, or 218%, to $7,479,000 for the nine months ended September 30, 2008 compared to $2,348,000 for the nine months ended September 30, 2007 as a result of interest expense associated with the 602 Central Blvd., the Carolina Portfolio, Thames Valley Five, Lakeside Office Center, Enclave on the Lake and the Bank of America term loan.

General and Administrative

General and administrative expense increased $916,000, or 77%, to $2,098,000 for the nine months ended September 30, 2008 compared to $1,182,000 for the nine months ended September 30, 2007. Of the total increase, $208,000 was due to the increase in general audit fees and Sarbanes-Oxley assistance; $338,000 was due to the increase in professional fees; $180,000 was due to the increase in legal expense; $136,000 was due to the payment of organization costs associated with the formation of the Duke joint venture and the Afton Ridge joint venture, $112,000 was due to the increase in shareholder servicing fees and report production costs; offset by the reductions of directions and officers’ insurance of $58,000 for the nine months ended September 30, 2008 as compared to September 30, 2007.

Loss on Transfer of Held for Sale Real Estate to Continuing Operations for the Nine Months Ended September 30, 2008

During the nine months ended September 30, 2008, management determined that greater long-term value could be realized from operating the properties than could be achieved in a sale of the properties in the current market. As a result of the transfer of the previously held for sale real estate to investments in real estate, a loss was recorded in the current period in the amount of $3,451,000 to measure each of the properties at the lower of its carrying amount adjusted for depreciation and amortization expense that would have been recognized had the asset been continuously classified as held for investment, or its fair value at the date of the decision not to sell.

Property Management Fee and Investment Management Fee

Property management fee and investment management fee increased $1,865,000, or 191%, to $2,843,000 for nine months ended September 30, 2008 compared to $978,000 for the nine months ended September 30, 2007. The increase was due to fees earned relative to the management of 602 Central Blvd., Bolingbrook Point III, the Carolina Portfolio, Lakeside Office Center, Thames Valley Five, Enclave on the Lake and Albion Mills Retail Park.

Depreciation and Amortization

Depreciation and amortization expense increased $6,872,000, or 150%, to $11,457,000 for the nine months ended September 30, 2008 as compared to $4,585,000 for the nine months ended September 30, 2007. The net increase was related to tenant improvement and leasing commission activities at Deerfield Commons I and 660 N. Dorothy and the acquisitions of 602 Central Blvd., Bolingbrook Point III, the Carolina Portfolio, Thames Valley Five, Enclave on the Lake and Albion Mills Retail Park.

Interest and Other Income

Interest and other income decreased $401,000, or 18%, to $1,797,000 for the nine months ended September 30, 2008 compared to $2,198,000 for the nine months ended September 30, 2007. The decrease was due to the lower year to year cash balances and money market interest rates.

Equity in Earnings of Unconsolidated Entities

Our investment in CBRE Strategic Partners Asia, the Duke joint venture and the Afton Ridge joint venture resulted in earnings of $103,000 for the nine months ended September 30, 2008. There were no comparable activities for the nine months ended September 30, 2007.

Financial Condition, Liquidity and Capital Resources

Overview

Our sources of funds will primarily be the net proceeds of our initial public offering, any subsequent public offerings, operating cash flows and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements and we do not anticipate a need to raise funds from other than these sources within the next twelve months. Depending on market conditions, we expect that once the net proceeds of our initial public offering are fully invested, our debt financing will be no greater than 65% of the value of the cost of our assets before non-cash reserves and depreciation. The amount of debt we place on an individual property, or the amount of debt incurred by an individual entity in which we invest, may be more or less than 65% of the value of such property or the value of the assets owned by such entity, depending on market conditions and other factors. In fact, depending on market conditions and other factors, we may choose not to place debt on our portfolio or our assets and may choose not to borrow to finance our operations or to acquire properties. Our declaration of trust limits our borrowing to 300% of our net assets unless any excess borrowing is approved by a majority of our independent trustees and is disclosed to our shareholders in our next quarterly report. Our declaration of trust defines “net assets” as our total assets (other than intangibles) at cost, before deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities, calculated at least quarterly by us on a basis consistently applied; provided, however, that during such periods in which we are obtaining regular independent valuations of the current value of its net assets for purposes of enabling fiduciaries of employee benefit plan shareholders to comply with applicable Department of Labor reporting requirements, “net assets” means the greater of (i) the amount determined pursuant to the foregoing and (ii) the assets’ aggregate valuation established by the most recent such valuation report without reduction for depreciation, bad debts or other non-cash reserves. Any indebtedness we do incur will likely be subject to continuing covenants, and we will likely be required to make continuing representations and warranties in connection with such debt. Moreover, some or all of our debt may be secured by some or all of our assets. If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal. If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to such lender. The lender could also sue us or force us into bankruptcy. Any such event would have a material adverse effect on the value of our common shares. We believe that, even without any proceeds raised from our initial public offering, we have sufficient cash flow from operations to continue as a going concern for the next twelve months and into the foreseeable future.

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

Historical Cash Flows

Our net cash provided by operating activities increased by $6,538,000 to $13,455,000 for the nine months ended September 30, 2008, compared to $6,917,000 for the nine months ended September 30, 2007. The increase was due to the acquisitions of Bolingbrook Point III, the Carolina Portfolio, Lakeside Office Center, Thames Valley Five, Enclave on the Lake and Albion Mills Retail Park.

Net cash used in investing activities increased by $34,263,000 to $233,897,000 for the nine months ended September 30, 2008, compared to $199,634,000 for the nine months ended September 30, 2007. The increase was due to the acquisitions of Carolina land parcels, Lakeside Office Center, Kings Mountain III, Thames Valley Five, Enclave on the Lake, Albion Mills Retail Park, and the investments in the Duke joint venture and the Afton Ridge joint venture during the nine months ended September 30, 2008.

Net cash provided by financing activities decreased by $46,794,000 to $177,242,000 for the nine months ended September 30, 2008, compared to net cash provided by financing activities of $224,036,000 for the nine months ended September 30, 2007. The decrease was due to the Bank of America line of credit paydown of $110,000,000, increase in distributions to shareholders and minority interest of $10,806,000, increase in shareholder redemptions of $2,232,000, increase in principal payments on notes payable of $2,337,000 and deferred financing costs of $4,000; offset by increase in proceeds, after offering costs, received from the public offering of $65,293,000, increase in proceeds from notes payable of $12,922,000 and security deposit of $370,000.

Non-GAAP Supplemental Financial Measure: Funds from Operations

Management uses Funds from Operations (“FFO”), as a supplemental measure of REIT performance. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we do. The revised White Paper defines FFO as net income or loss computed in accordance with U.S. GAAP, excluding extraordinary items, as defined by U.S. GAAP, and gains and losses from sales of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures.

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

The following table presents our FFO for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Reconciliation of net (loss) income to funds from operations:
Net (Loss) Income	$(2,933)	$434	$(2,835)	$306
Adjustments:
Minority interest	(14)	5	(12)	1
Net effect of FFO adjustment from unconsolidated entities(1)	480	—	704	—
Real estate depreciation and amortization	4,417	2,115	11,457	4,585
Loss from transfer of held for sale real estate to continuing operations	3,451	—	3,451	—

Funds from operations	$5,401	$2,554	$12,765	$4,892

(1)	Represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation).

Financing

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. Assumption fees and other loan closing costs totaling $765,500 were capitalized as incurred. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. Principal payments totaling $2,524,000 were made during the nine months ended September 30, 2008. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

On April 27, 2007, we, in connection with the acquisition of 602 Central Blvd, entered into a £5,500,000 ($9,783,000 at September 30, 2008) financing arrangement with the Royal Bank of Scotland plc secured by the property. The loan is for a term of seven years and bears interest at a variable rate of interest, adjusted quarterly, based on three month GBP-based LIBOR plus 0.67%, or 6.47% and 6.94% per annum as of September 30, 2008 and December 31, 2007, respectively. Interest payments only are due quarterly for the term of the loan with principal due at maturity. The loan agreement requires us to maintain a rate cap agreement pursuant to which we will be protected against an increase in the three month LIBOR over 6.25% through May 27, 2010.

On May 30, 2008, we entered into a £7,500,000 ($13,340,000 at September 30, 2008) financing arrangement with the Royal Bank of Scotland plc secured by the Thames Valley Five property. The loan is for a term of five years (with a two year extension option) and bears interest at a variable rate of interest, adjusted quarterly, based on three month GBP-based LIBOR plus 1.01%. On August 14, 2008, we entered into the interest rate swap agreement that fixes the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of September 30, 2008. Interest payments only are due quarterly for the term of the loan with principal due at maturity.

On July 1, 2008, in connection with the acquisition of Enclave on the Lake, we assumed an $18,790,000 fixed-rate mortgage loan that bears interest at a rate of 5.45% per annum and matures on May 1, 2011. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $83,000 were made during the three months ended September 30, 2008. In addition, we incurred financing costs totaling $237,000 in conjunction with the assumption of the loan.

On August 7, 2008, we obtained a $9,000,000 loan from 40/86 Mortgage Capital, Inc., secured by the Lakeside Office Center property originally acquired on March 5, 2008. The loan is for a term of seven years and bears interest at a fixed rate of 6.03% with interest payments only for the first 36 months and principal and interest for the remaining 48 months of the loan term. In addition, we incurred financing costs of approximately $100,000 associated with obtaining this loan, including $36,000 paid CBRE Melody, a related party.

On August 8, 2008, we entered into an amended and restated credit agreement with Bank of America, which amended the terms of our prior credit agreement with Bank of America, to provide us with a new $45,000,000 unsecured revolving line of credit (the “Revolving Credit Facility”), and to replace our prior Bank of America term loan and revolving credit facility which was scheduled to mature in August 2008. The new Revolving Credit Facility was fully drawn upon at closing, with such proceeds utilized to pay down the full $45,000,000 amount outstanding under our prior Bank of America term loan (as of August 8, 2008, no amount was outstanding under our prior $10,000,000 Bank of America revolving credit facility). The new Revolving Credit Facility matures in August 2010 and bears interest at a floating rate of LIBOR plus 2.00% to 2.75%, based upon our leverage ratio as defined in the credit agreement (at our current leverage ratio, the Revolving Credit Facility bears interest at a floating rate of LIBOR plus 2.00%). An upfront fee of $292,500 was paid to Bank of America, and a fee equal to the actual daily amount by which the aggregate commitments exceed the total outstandings (both as defined in the amended and restated credit agreement) times 0.20% per annum if the total outstandings are equal to or more than 50% of the aggregate commitments, or 0.25% per annum otherwise, is accrued on unfunded balances under the Revolving Credit Facility. The loan contains various financial covenants and restrictions including a fixed charge coverage ratio of less than 1.75 to 1.00, as defined in the amended and restated credit agreement. As of August 8, 2008, we were in compliance with all such covenants and restrictions. On August 13, 2008, we paid down the full $45,000,000 amount initially outstanding under the Revolving Credit Facility.

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

Off-Balance Sheet Arrangements

As of September 30, 2008, we had three investments in unconsolidated entities. These investments are discussed in Note 4 in the accompanying consolidated financial statements.

Contractual Obligations and Commitments

The following table provides information with respect to our consolidated property contractual obligations at September 30, 2008 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Note Payable (and interest payments) Collateralized by REMEC Corporate Campus	$(15,260)	$(635)	$(1,269)	$(13,356)	$—
Note Payable (and interest payments) Collateralized by 300 Constitution Drive	(14,081)	(580)	(1,162)	(12,339)	—
Note Payable (and interest payments) Collateralized by Deerfield Commons I	(13,318)	(509)	(1,118)	(1,286)	(10,405)
Note Payable (and interest payments) Collateralized by 602 Central Blvd.	(13,420)	(633)	(1,265)	(1,265)	(10,257)
Note Payable (and interest payments) Collateralized by Bolingbrook Point III	(11,998)	(473)	(947)	(947)	(9,631)
Note Payable (and interest payments) Collateralized by the Carolina Portfolio	(89,117)	(6,981)	(13,961)	(13,808)	(54,367)
Note Payable (and interest payments) Collateralized by Thames Valley Five	(17,882)	(908)	(1,817)	(15,157)	—
Note Payable (and interest payments) Collateralized by Lakeside Office Center	(12,699)	(543)	(1,094)	(1,299)	(9,763)
Note Payable (and interest payments) Collateralized by Enclave on the Lake	(21,360)	(1,355)	(20,005)	—	—

Total	$(209,135)	$(12,617)	$(42,638)	$(59,457)	$(94,423)

As of September 30, 2008, we were committed to pay $4,934,000 in accrued offering costs to related and other parties. The timing of future payments is uncertain.

As of September 30, 2008, we had an unfunded investment commitment in CBRE Strategic Partners Asia totaling $19,800,000. The timing of future payments is uncertain.

As of September 30, 2008, we had an unfunded investment commitment in the Duke joint venture totaling $79,764,000. The timing of future payments is uncertain.

Investment Management and Other Fees to Related Parties

Pursuant to the agreement between us and the Investment Advisor (the “Advisory Agreement”), the Investment Advisor and its affiliates perform services relating to our ongoing initial public offering and the management of our assets. Items of compensation and equity participation are as follows:

Investment Management Fee to Related Party

On October 24, 2006, the board of trustees, including our independent trustees, approved and we entered into the Amended and Restated Agreement of Limited Partnership of CBRE OP (the “Amended Partnership Agreement”) and the Amended and Restated Advisory Agreement (the “Amended Advisory Agreement” and, together with the Amended Partnership Agreement, the “Amended Agreements”). The Amended Advisory Agreement provides an investment management fee of (i) a monthly fee equal to one twelfth of 0.6% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments within our portfolio and (ii) a monthly fee equal to 7.0% of the aggregate monthly net operating income derived from all real estate investments within our portfolio. The Investment Advisor waived investment management fees of $417,000 and $1,026,000 for the three and nine months ended September 30, 2008. The Investment Advisor waived investment management fees of $118,000 for the three and nine months ended September 30, 2007. All or any portion of the investment management fee not taken as to any fiscal year may be deferred or waived without interest at the option of the Investment Advisor.

The Investment Advisor earned investment management fees of $1,016,000 and $405,000 for the three months ended September 30, 2008 and 2007, respectively and $2,495,000 and $904,000 for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008 and December 31, 2007, the investment management fee payable included in investment management fees payable to related party in our consolidated balance sheets were $381,000 and $429,000, respectively. In connection with services provided to the Investment Advisor, CNL Fund Management Company, the Sub-Advisor and affiliate of the Dealer Manager pursuant to a sub-advisory agreement dated August 21, 2006, was paid by the Investment Advisor $140,000 and $56,000 for the three months ended September 30, 2008 and 2007, respectively; $344,000 and $125,000 for the nine months ended September 30, 2008 and 2007, respectively.

Acquisition Fee to Related Party

The Investment Advisor may earn an acquisition fee of up to 1.0% of (i) the purchase price of real estate investments acquired by us, including any debt attributable to such investments, or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. The Investment Advisor earned acquisition fees of $2,143,000 and $2,349,000 for the three months ended September 30, 2008 and 2007, respectively; $3,207,000 and $2,572,000 for the nine months ended September 30, 2008 and 2007, respectively. In connection with services provided to the Investment Advisor, the Sub-Advisor, pursuant to a sub advisory agreement, was paid by the Investment Advisor acquisition fees of $401,000 and $439,000 for the three months ended September 30, 2008 and 2007, respectively; $600,000 and $481,000 for the nine months ended September 30, 2008 and 2007, respectively. These fees have been capitalized to investments in real estate and related intangibles.

CB Richard Ellis, UK was paid a service fee in conjunction with the April 27, 2007 acquisition of 602 Central Blvd. totaling £9,000 ($18,000) for the nine months ended September 30, 2007. These fees have been capitalized to investments in real estate and related intangibles.

Management Services to Related Party

Affiliates of the Investment Advisor may also provide leasing, brokerage, property management, or mortgage banking services for us. CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor, received property management fees of approximately $125,000, and $54,000, for the three months ended September 30, 2008 and 2007, respectively; $348,000 and $74,000 for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008 and December 31, 2007, the property management fee payable included in property management fees payable to related party in our consolidated balance sheets were $99,000 and $50,000, respectively. No brokerage fees were paid to affiliates of the Investment Advisor for the three and nine months ended September 30, 2008 and 2007.

CBRE Melody, an affiliate of the Investment Advisor, received mortgage banking fees of $432,800 for the three and nine months ended September 30, 2008. No mortgage banking fees were paid to affiliates during the three and nine months ended September 30, 2007.

CBRE Carmody, an affiliate of the Investment Advisor, received leasing fees of $6,000 for the three and nine months ended September 30, 2008. No leasing fees were paid to affiliates during the three and nine months ended September 30, 2007.

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

Notes Payable secured by real property is summarized as follows (in thousands):

	Interest Rate as of			Notes Payable as of
Property	September 30, 2008	December 31, 2007	Maturity Date	September 30, 2008	December 31, 2007
REMEC	4.79%	4.79%	November 1, 2011	$13,250	$13,250
300 Constitution	4.84	4.84	April 1, 2012	12,000	12,000
Deerfield Commons I(1)	5.23	5.23	December 1, 2015	9,725	9,725
602 Central Blvd.(2)	6.47	6.94	April 27, 2014	9,783	10,928
Bolingbrook Point III	5.26	5.26	January 1, 2015	9,000	9,000
Fairforest Bldg. 5(3)	6.33	6.33	February 1, 2024	10,872	11,177
Fairforest Bldg. 6(3)	5.42	5.42	June 1, 2019	3,573	3,754
HJ Park—Bldg. 1(3)	4.98	4.98	March 1, 2013	1,228	1,407
North Rhett I(3)	5.65	5.65	August 1, 2019	4,645	4,871
North Rhett II(3)	5.20	5.20	October 1, 2020	2,541	2,652
North Rhett III(3)	5.75	5.75	February 1, 2020	2,071	2,166
North Rhett IV(3)	5.80	5.80	February 1, 2025	10,841	11,132
Mt Holly Bldg.(3)	5.20	5.20	October 1, 2020	2,541	2,652
Orangeburg Park Bldg.(3)	5.20	5.20	October 1, 2020	2,584	2,697
Kings Mountain I(3)	5.27	5.27	October 1, 2020	2,198	2,294
Kings Mountain II(3)	5.47	5.47	January 1, 2020	6,602	6,911
Union Cross Bldg. I(3)	5.50	5.50	July 1, 2021	3,154	3,278
Union Cross Bldg. II(3)	5.53	5.53	June 1, 2021	9,647	10,031
Thames Valley Five(4)	6.42	—	May 30, 2013	13,340	—
Lakeside Office Center(5)	6.03	—	September 1, 2015	9,000	—
Enclave on the Lake(6)	5.45	—	May 1, 2011	18,707	—

Notes Payable				157,302	119,925
Less Discount				(3,255)	(3,049)

Notes Payable Less Discount				$154,047	$116,876

(1)	Interest only payments are due monthly for the first 60 months of the loan term. Principal and interest payments are due monthly for the remaining 60 months of the loan term.
(2)

Variable interest rate of 6.47% and 6.94% at September 30, 2008 and December 31, 2007 based on three month GBP based LIBOR plus 0.67%. The loan agreement requires us to maintain a rate cap agreement pursuant to which we will be protected against an increase in the three month LIBOR over 6.25% through May 27, 2010.

(3)

These notes payable were assumed from the seller of the Carolina Portfolio on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount.

(4)	Interest rate of 6.42% at September 30, 2008 based on three month GPB based LIBOR plus 1.01%.
(5)	Interest only payments are due monthly for the first 36 months of the loan term. Principal and interest payments are due monthly for the remaining 48 months of the loan term.
(6)	The loan was assumed from the seller of Enclave on the Lake on July 1, 2008.

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

The interest rate cap has a term of 33 months from August 27, 2007 to May 27, 2010 and has a notional amount of £5,500,000 ($9,783,000 at September 30, 2008) and caps the three month LIBOR at 6.25% during such period. Included in other assets is the fair value of the interest rate cap of $14,000, which includes ($107,000) in earnings for the decrease in fair value of the interest rate cap during the nine months ended September 30, 2008.

The fair value of long-term debt was estimated based on current interest rates available to us for debt instruments with similar terms. The following table summarizes our financial instruments and their calculated fair values at September 30, 2008 and December 31, 2007 (in thousands):

	As of September 30, 2008
	Carrying Value	Total Fair Value
Financial Assets (Liabilities):
Interest Rate Cap	$14	$14
Notes Payable	$(154,047)	$(148,845)
Loan Payable	$—	$—

A 100 basis point increase or decrease in interest rates would increase or decrease the fair market value of our notes payable by $6,624,000 at September 30, 2008. In addition, a 100 basis point increase or decrease in interest rates would either increase or decrease annual variable interest expense on the 602 Central Boulevard Property by approximately $98,000 (net of the effect of the interest rate cap) and approximately $133,000 on the Thames Valley Five property.

	As of December 31, 2007
	Carrying Value	Total Fair Value
Financial Assets (Liabilities):
Interest Rate Cap	$121	$121
Notes Payable	$(116,876)	$(114,174)
Loan Payable	$(45,000)	$(45,000)

The fair value of the loan payable of $45,000,000 at December 31, 2007 approximates the carrying value due to its short-term nature.

In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary.

Debt Maturity

The following table details our consolidated and unconsolidated debt maturities as of September 30, 2008:

	Consolidated Debt			Unconsolidated Debt (1)			Consolidated & Unconsolidated Debt (1)
	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total
2008 (Three Months Ended December 31, 2008)	$950	$—	$950	$—	$—	$—	$950	$—	$950
2009	3,932	—	3,932	—	—	—	3,932	—	3.932
2010	4,156	—	4,156	—	—	—	4,156	—	4,156
2011	4,305	31,028	35,333	—	—	—	4,305	31,028	35,333
2012	4,491	12,000	16,491	—	—	—	4,491	12,000	16,491
2013	4,515	13,340	17,855	—	79,360	79,360	4,515	92,700	97,215
2014	4,695	9,783	14,478	—	—	—	4,695	9,783	14,478
2015	4,906	26,491	31,397	—	—	—	4,906	26,491	31,397
2016	4,930	—	4,930	—	—	—	4,930	—	4,930
2017	5,215	—	5,215	—	—	—	5,215	—	5,215
Thereafter	22,565	—	22,565	—	—	—	22,565	—	22,565

Total	$64,660	$92,642	$157,302	$—	$79,360	$79,360	$64,660	$172,002	$236,662

(1)	Unconsolidated debt amounts are at our pro rata share of effective ownership.

Subsequent Events

From October 1, 2008 through October 31, 2008, we received gross proceeds of approximately $34,275,260 from the sale of 3,443,392 common shares in our initial public offering. On October 14, 2008, our board of trustees approved an extension of our initial public offering until December 31, 2008. Under rules promulgated by the SEC, we could extend our initial public offering until October 24, 2009, and in some circumstances, we could continue our initial public offering until as late as April 22, 2010.

On October 10, 2008, we obtained a £5,775,000 loan ($9,849,840 assuming an exchange rate of $1.7056/£1.00) from The Royal Bank of Scotland plc secured by the Albion Mills Retail Park originally acquired on July 11, 2008. This interest-only loan is for a term of five years and bears interest at a variable rate of interest based on the GBP-based three month LIBOR plus 1.31%, or 6.13% per annum as of October 10, 2008. In addition, we incurred financing costs of approximately £60,706 ($103,540) associated with obtaining this loan.

On October 23, 2008, we acquired a fee interest in Maskew Retail Park located on Maskew Avenue, Peterborough, United Kingdom. We acquired Maskew Retail Park for approximately £30,000,000 ($50,685,000 assuming an exchange rate of $1.6895/£1.00), exclusive of customary closing costs and stamp duty fees, which was funded using net proceeds from our initial public offering. Upon closing, we paid our Investment Advisor an acquisition fee of approximately $506,850. This acquisition fee is not included in the £30,000,000 ($50,685,000) acquisition cost of Maskew Retail Park. The property consists of a three unit retail development and surface parking lot completed in 2007. The property is 100% leased to three tenants: B&Q plc, the largest home improvement, hardware and building supply retailer in the United Kingdom, under a lease that expires in September 2027; Matalan Retail Limited, one of the largest clothing and household goods retailers in the United Kingdom, under a lease that expires in September 2022; and Argos Limited, a major household goods and general merchandise retailer, under a lease that expires in April 2023. The estimated acquisition cap rate is approximately 7.7%. The acquisition cap rate equals annualized in-place net operating income divided by total acquisition costs for the property. Annualized in-place net operating income equals, on an annualized cash basis as derived from leases in-place at the time we acquired the property, rental income and tenant reimbursements less property and related expenses (operating maintenance, management fees and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization and our company-level general and administrative expenses.

On October 24, 2008, our board of trustees appointed Philip L. Kianka as our Chief Operating Officer and Executive Vice President. We entered into an indemnification agreement with Mr. Kianka, whereby we have agreed to indemnify Mr. Kianka under certain circumstances in his capacity as an officer of our company.

On October 24, 2008, our board of trustees approved the renewal of our amended and restated advisory agreement, dated October 24, 2006, by and among us and our Investment Advisor, for an additional one-year period, effective October 24, 2008.

On October 24, 2008, we entered into the first amendment (the “First Amendment”) to the amended and restated managing dealer agreement (the “Managing Dealer Agreement”), dated November 1, 2006, with our Dealer Manager, to extend the term of the Managing Dealer Agreement to correspond with our previously announced decision to extend our initial public offering.

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

Changes in Internal Controls Over Financial Reporting

No changes in internal control over financial reporting occurred during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any material legal proceeding as of September 30, 2008.

Item 1A.	Risk Factors

Other than the risk factor set forth below, there have been no material changes to the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent turmoil in the credit markets could affect our ability to obtain debt financing on reasonable terms and the values of our assets.

The commercial real estate debt markets have been negatively impacted by the recent credit market disruptions. Securitized commercial mortgage lenders have virtually ceased lending. Lenders who hold commercial mortgages for investment have significantly tightened underwriting standards and reduced lending amounts. The result is a significant decrease in available debt capital and a significant increase in its cost. Other than our $45,000,000 Revolving Credit Facility (which was fully undrawn as of September 30, 2008), none of our debt matures prior to 2011 and most of our debt is at fixed interest rates. As a result, our current portfolio should be largely insulated from direct impact of the current debt market environment. However, should the reduced availability of debt and/or the increased cost of borrowing continue, we would fund acquisitions entirely with cash, which could reduce the pace of our acquisitions. In addition, the state of the debt markets could result in near-term price or value decreases for real estate assets. Although this may benefit us for future acquisitions, it could negatively impact the current value of our existing assets.

Over the past few months, financial markets have exhibited increasing volatility in terms of stock prices, interest rates, credit spreads, commodity prices and foreign exchange rates. In response to current financial market conditions, legislators and financial regulators implemented a number of mechanisms designed to add stability to these markets, including the provision of direct and indirect assistance to distressed financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers, implementation of programs by the Federal Reserve to provide liquidity to the commercial paper markets and temporary prohibitions on short sales of certain financial institution securities. It is uncertain what effects any legislation or regulatory initiatives will have on financial markets or the economy. Given this uncertainty, we may not timely anticipate or manage existing, new or additional risks, contingencies or developments associated with our tenants, the real estate capital markets or the leasing markets. Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities and Repurchases of Securities

During the three and nine months ended September 30, 2008, we did not sell any equity securities that are not registered under the Securities Act of 1933, as amended, and we repurchased 108,798 and 283,414 common shares, respectively.

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

We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From October 24, 2006 (effective date) through September 30, 2008, we received gross offering proceeds of approximately $488,939,000 from the sale of 48,933,180 shares. After payment of approximately $5,827,000 in acquisition fees, payment of approximately $20,000,000 in selling commissions, $7,222,000 in dealer manager fees, $3,068,000 in marketing support fees and payment of approximately $13,260,000 in organization and offering expenses, as of September 30, 2008, we had raised aggregate net offering proceeds of approximately $439,562,000.

On October 14, 2008, our board of trustees approved an extension of our initial public offering until December 31, 2008. Under rules promulgated by the SEC, we could extend our initial public offering until October 24, 2009, and in some circumstances, we could continue our initial public offering until as late as April 22, 2010.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	First Amendment to the Amended and Restated Managing Dealer Agreement, by and among CB Richard Ellis Realty Trust and CNL Securities Corp., dated as of October 24, 2008 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-53200) filed October 28, 2008 and incorporated herein by reference).

10.2	Amended and Restated Credit Agreement, dated August 8, 2008, by and among CBRE Operating Partnership, L.P., CB Richard Ellis Realty Trust and Bank of America, N.A., (Previously filed as Exhibit 10.2 to Form 10-Q (file 000-53200) filed August 14, 2008 and incorporated herein by reference.)

10.3	Duke/Hulfish, LLC Limited Liability Company Agreement, by and among CBRE Operating Partnership, L.P. and Duke Realty Limited Partnership, dated June 12, 2008, filed herewith.

10.4	Selected Dealer Agreement, by and among, CB Richard Ellis Realty Trust, CNL Securities Corp., CBRE Advisors LLC, CB Richard Ellis Investors, LLC and Ameriprise Financial Services, Inc. dated as of September 26, 2008 (Previously filed as Exhibit 1.1 to Form 8-K (File No. 000-53200) filed September 30, 2008 and incorporated herein by reference).

10.5	Side Letter between CB Richard Ellis Realty Trust, CB Richard Ellis Investors, LLC and CBRE Advisors LLC dated September 26, 2008 (Previously filed as Exhibit 1.2 to Form 8-K (File No. 000-53200) filed September 30, 2008 and incorporated herein by reference).

10.6	Side Letter between CB Richard Ellis Realty Trust and CNL Securities Corp. dated September 26, 2008 (Previously filed as Exhibit 1.3 to Form 8-K (File No. 000-53200) filed September 30, 2008 and incorporated herein by reference).

10.7	First Amendment to the Contribution Agreement, by and between Duke Realty Limited Partnership, Duke/Hulfish LLC and CBRE Operating Partnership, L.P. dated September 12, 2008, filed herewith.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CB RICHARD ELLIS REALTY TRUST

Date: November 14, 2008	/s/ JACK A. CUNEO
Jack A. Cuneo
President and Chief Executive Officer

Date: November 14, 2008	/s/ LAURIE ROMANAK
Laurie Romanak
Chief Financial Officer