Form 10-Q/A
period 2008-09-30
CB RICHARD ELLIS REALTY TRUST
filed 2008-12-03
CIK 1297587

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

17 Hulfish Street, Suite 180, Princeton, NJ 08542

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

Explanatory Note

This amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 is being filed to correct certain typographical errors in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 (unaudited) appearing in Part I, Item 1 of the Form 10-Q filed by CB Richard Ellis Realty Trust (the “Company”) on November 14, 2008 with the Securities and Exchange Commission. Specifically, the basic and diluted net (loss) income per share numbers were incorrectly stated for the three and nine months ended September 30, 2008 as $(0.01) and $(0.01), respectively, and should be $(0.06) and $(0.07), respectively. The Company is filing this amendment to the Form 10-Q to correct such errors.

The Company has not modified or updated this Form 10-Q/A for other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the typographical errors noted above. In all other respects, this Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures and information not affected by the typographical errors is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q. Accordingly, this Form 10-Q/A consists solely of the preceding cover page, this explanatory note, Part I, Item 1, Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 (unaudited) and Part II, Item 6.

CB RICHARD ELLIS REALTY TRUST

INDEX

		Page
Part I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2007	1

Part II. OTHER INFORMATION
Item 6.	Exhibits	2
	Signatures	3

i

PART I.  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (unaudited)

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)

(In Thousands, Except Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES:
Rental	$8,767	$3,666	$23,631	$7,323
Tenant Reimbursements	1,548	643	4,250	1,592

	10,315	4,309	27,881	8,915

EXPENSES:
Operating and Maintenance	1,030	261	2,207	695
Property Taxes	1,218	412	3,134	1,004
Interest	2,728	1,330	7,479	2,348
General and Administrative	680	453	2,098	1,182
Property Management Fee to Related Party	125	54	348	74
Investment Management Fee to Related Party	1,016	405	2,495	904
Depreciation and Amortization	4,417	2,115	11,457	4,585
Loss on Transfer of Real Estate Held for Sale to Continuing Operations	3,451	—	3,451	—

	14,665	5,030	32,669	10,792

INTEREST AND OTHER INCOME	467	1,160	1,797	2,198

(LOSS) INCOME BEFORE INCOME TAXES, MINORITY INTEREST, AND EQUITY IN EARNINGS IN UNCONSOLIDATED ENTITIES	(3,883)	439	(2,991)	321
MINORITY INTEREST	14	(5)	12	(1)
BENEFIT (PROVISION) FOR INCOME TAXES	557	—	41	(14)
EQUITY IN EARNINGS OF UNCONSOLIDATED ENTITIES	379	—	103	—

NET (LOSS) INCOME	$(2,933)	$434	$(2,835)	$306

Basic and Diluted Net (Loss) Income per Share	$(0.06)	$0.02	$(0.07)	$0.02

Weighted Average Common Shares Outstanding—Basic and Diluted	50,072,669	22,538,536	41,444,884	15,386,375

1

PART II.  OTHER INFORMATION

Item 6.	Exhibits

10.1	First Amendment to the Amended and Restated Managing Dealer Agreement, by and among CB Richard Ellis Realty Trust and CNL Securities Corp., dated as of October 24, 2008 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-53200) filed October 28, 2008 and incorporated herein by reference).

10.2	Amended and Restated Credit Agreement, dated August 8, 2008, by and among CBRE Operating Partnership, L.P., CB Richard Ellis Realty Trust and Bank of America, N.A., (Previously filed as Exhibit 10.2 to Form 10-Q (file 000-53200) filed August 14, 2008 and incorporated herein by reference.)

10.3	Duke/Hulfish, LLC Limited Liability Company Agreement, by and among CBRE Operating Partnership, L.P. and Duke Realty Limited Partnership, dated June 12, 2008, (Previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-53200) filed November 14, 2008 and incorporated herein by reference).

10.4	Selected Dealer Agreement, by and among, CB Richard Ellis Realty Trust, CNL Securities Corp., CBRE Advisors LLC, CB Richard Ellis Investors, LLC and Ameriprise Financial Services, Inc. dated as of September 26, 2008 (Previously filed as Exhibit 1.1 to Form 8-K (File No. 000-53200) filed September 30, 2008 and incorporated herein by reference).

10.5	Side Letter between CB Richard Ellis Realty Trust, CB Richard Ellis Investors, LLC and CBRE Advisors LLC dated September 26, 2008 (Previously filed as Exhibit 1.2 to Form 8-K (File No. 000-53200) filed September 30, 2008 and incorporated herein by reference).

10.6	Side Letter between CB Richard Ellis Realty Trust and CNL Securities Corp. dated September 26, 2008 (Previously filed as Exhibit 1.3 to Form 8-K (File No. 000-53200) filed September 30, 2008 and incorporated herein by reference).

10.7	First Amendment to the Contribution Agreement, by and between Duke Realty Limited Partnership, Duke/Hulfish LLC and CBRE Operating Partnership, L.P. dated September 12, 2008, (Previously filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 000-53200) filed November 14, 2008 and incorporated herein by reference).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CB RICHARD ELLIS REALTY TRUST

Date: December 3, 2008	/s/ JACK A. CUNEO
Jack A. Cuneo
President and Chief Executive Officer

Date: December 3, 2008	/s/ LAURIE ROMANAK
Laurie Romanak
Chief Financial Officer

3