Form 10-K
period 2008-12-31
CB RICHARD ELLIS REALTY TRUST
filed 2009-03-31
CIK 1297587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No. 000-53200

CB RICHARD ELLIS REALTY TRUST

(Exact name of registrant as specified in its charter)

Maryland	56-2466617
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer of Identification No.)

17 Hulfish Street, Suite 280, Princeton, New Jersey 08542

(Address of principal executive offices—zip code)

(609) 683-4900

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
None	Not Applicable

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Shares of Beneficial Interest, Par Value $0.01 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐ .

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

Since there was no established market for the voting and non-voting common shares as of June 30, 2008, there was no market value for the common shares held by non-affiliates of the registrant as of such date.

The number of shares outstanding of the registrant’s common shares, $0.01 par value, was 69,131,461 as of March 20, 2009.

CB RICHARD ELLIS REALTY TRUST

FORM 10-K

PART I

ITEM 1.	BUSINESS

Overview

CB Richard Ellis Realty Trust is a Maryland real estate investment trust that invests in real estate, focusing on office, retail, industrial (primarily warehouse/distribution), and multi-family residential properties. As of December 31, 2008, we owned, on a consolidated basis, 52 office, retail, and industrial (primarily warehouse/distribution) properties located in eight states (California, Georgia, Illinois, Massachusetts, North Carolina, South Carolina, Texas and Virginia) and in the United Kingdom. In addition, we have ownership interests in three unconsolidated entities that, as of December 31, 2008, owned interests in 18 properties. Excluding those properties owned through our investment in CB Richard Ellis Strategic Partners Asia II, L.P. (“CBRE Strategic Partners Asia”), we owned on an unconsolidated basis, eight industrial, office and retail properties located in seven states (Arizona, Florida, Indiana, North Carolina, Ohio, Tennessee and Texas).

We commenced operations in July 2004, following an initial private placement of our common shares of beneficial interest. We raised aggregate net proceeds (after commissions and expenses) of approximately $55,500,000 from July 2004 to October 2004 in private placements of our common shares. On October 24, 2006, we commenced an initial public offering of up to $2,000,000,000 in our common shares. In connection with that offering, as of December 31, 2008, we had accepted subscriptions from 12,705 investors, issued 57,976,244 common shares and received $579,211,280 in gross proceeds. As of December 31, 2008, 64,490,069 common shares were issued and outstanding.

Our initial public offering was terminated effective as of the close of business on January 29, 2009. As of the close of business on January 29, 2009, we had sold a total of 60,808,967 common shares in the initial public offering, including 1,487,943 common shares which were issued pursuant to our dividend reinvestment plan, and received $607,345,702 in gross proceeds. We withdrew from registration a total of 140,243,665 common shares that were registered but not sold in connection with the initial public offering.

The registration statement relating to our follow-on public offering was declared effective by the Securities and Exchange Commission (the “SEC”) on January 30, 2009. CNL Securities Corp. is the dealer manager of our offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through March 20, 2009, we received gross offering proceeds of approximately $21,222,350 from the sale of 2,122,235 shares.

We are an externally managed REIT, and have retained CBRE Advisors LLC as our investment advisor (the “Investment Advisor”). The Investment Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions on our behalf. The Investment Advisor receives advisory services relating to real estate acquisitions, property management and communications with existing investors and, in addition, receives marketing and other operational services from CNL Fund Management Company, an affiliate of CNL Securities Corp (the “Dealer Manager”) pursuant to a sub-advisory agreement. We hold all of our real estate investments directly or indirectly through our operating partnership, CBRE Operating Partnership, L.P. (“CBRE OP”).

We benefit from the investment expertise and experience of the Investment Advisor, which is an affiliate of our sponsor CB Richard Ellis Investors, L.L.C. (“CBRE Investors”). CBRE Investors is a real estate investment management company and a registered investment advisor with the SEC. CBRE Investors is a wholly-owned subsidiary of CB Richard Ellis Group, Inc. (NYSE: CBG), or CB Richard Ellis. We have elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes. As a REIT, our company generally will not be subject to U.S. federal income tax on that portion of income that is distributed to shareholders if at least 90% of our company’s REIT taxable income is distributed to our shareholders.

Unless the context otherwise requires or indicates, references to “CBRE REIT,” “we,” “our” and “us” refer to the activities of and the assets and liabilities of the business and operations of CB Richard Ellis Realty Trust and its subsidiaries.

Investment Objectives and Acquisition Policies

When we invest in real estate properties, focusing on office, retail, industrial (primarily warehouse/distribution), multi-family residential properties and other investment assets, we compete with a variety of institutional investors, including other REITs, insurance companies, mutual funds, pension funds, investment banking firms, banks and other financial institutions that invest in the same types of assets. Many of these investors have greater financial resources and access to lower costs of capital than we do. The existence of these competitive entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of the types of properties we are seeking to acquire, resulting in higher prices and lower yields on assets. The consideration we agree to pay for real property shall ordinarily be based on the fair market value of the property as determined by a majority of our trustees.

We invest in real estate properties, focusing on office, retail, industrial (primarily warehouse/distribution), and multi-family residential properties, as well as certain other real estate-related assets. Our investment objectives are:

•	to maximize cash dividends paid to you;

•	to preserve and protect your capital contributions;

•	to realize growth in the value of our assets upon our ultimate sale of such assets; and

•

to provide you with the potential for future liquidity by (i) listing our shares on a national securities exchange, the Nasdaq Global Select Market or the Nasdaq Global Market or (ii) if a listing has not occurred on or before December 31, 2011 our Board of Trustees must consider (but is not required to commence) an orderly liquidation of our assets.

We cannot assure you that we will attain these objectives or that our capital will not decrease. We may not change our investment objectives, except upon approval of shareholders holding a majority of our outstanding shares; however, our Board of Trustees may change any of our investment policies without prior notice to you or a vote of our shareholders.

We employ an enhanced income investment strategy designed to maximize risk-adjusted returns. To do so, we purchase, actively manage and sell properties located in the business districts and suburban markets of major metropolitan areas. Our primary focus is on office, retail, industrial (primarily warehouse/distribution), and multi-family residential properties. The number and aggregate purchase price of properties we acquire in each asset class will depend upon real estate and market conditions and other circumstances existing at the time we acquire assets.

Our office portfolio may include properties such as multi-tenant, single-tenant and sale leasebacks, office parks and portfolios, newly constructed, corporate/user activity, medical office, technology/telecommunication, redevelopments and stabilized operations. Our retail portfolio may encompass regional malls, power centers, community centers, grocery-anchored strips, freestanding stores, urban properties, single assets and multiple property portfolios. Our industrial portfolio will consist primarily of warehouse/distribution properties, but may also include office/showroom, research and development facilities, manufacturing, single-tenant and sale leasebacks and corporate/user activity properties. Our multi-family residential portfolio may include garden complexes, townhouse developments, mid/high-rise towers, newly constructed and redevelopment properties, single assets and multi-property portfolios.

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

We may, from time to time, invest in or make mortgage or other real estate-related loans, which may include first or second mortgages, mezzanine loans or other real estate-related investments that do not conflict with the maintenance of our REIT qualification. Although we do not have a formal policy, our criteria for investing in mortgage loans will be substantially the same as those involved in our investment in properties and will be subject to the investment limitations contained in our declaration of trust.

We are not limited as to the geographic area where we may conduct our operations. We intend to invest primarily in properties located in geographically-diverse major metropolitan areas in the United States. In addition, we currently intend to invest up to 30% of our total assets in properties outside of the United States. Our international investments may be in markets in which CBRE Investors has existing operations or previous investment experience, or may be in partnership with other entities that have significant local-market expertise. We expect that our international investments will focus on properties typically located in significant business districts and suburban markets.

We may purchase existing assets with an operating history, newly constructed properties or assets under construction. We will not invest more than 20% of our total assets in any single investment. Except for this limitation on our ability to invest in excess of 20% of our total assets in any single investment, after the initial startup activities, we are not specifically limited in the number or size of investments we may acquire or on the percentage of net proceeds of our offerings that we may invest in a single investment. It is our intent over time to build a diversified portfolio of assets. However, the number and mix of assets we acquire will depend upon real estate and market conditions and other circumstances existing at the time we acquire assets and the amount of proceeds we raise in our current public offering. In making investment decisions for us, the Investment Advisor considers relevant risks and financial factors, including the creditworthiness of major tenants, the expected levels of rental and occupancy rates, current and projected cash flow of the property, the location, condition and use of the property, suitability for any development contemplated or in progress, income-producing capacity, the prospects for long-range appreciation, liquidity and income tax considerations. In addition to these factors, the Investment Advisor, when evaluating prospective mortgage loan investments, will consider the ratio of the amount of the investment to the value of the property by which it is selected and the quality, experience and creditworthiness of the borrower. The Investment Advisor also utilizes the resources and professionals of CBRE Investors and consults with its investment committee when evaluating potential investments. In this regard, the Investment Advisor has substantial discretion with respect to the selection of specific investments.

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

•

audited financial statements covering recent operations of properties having operating histories, unless such statements would not be required to be filed with the SEC, so long as we are a public company.

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

In connection with our assessment and selection of investment partners, property managers, development managers and other service providers, we will consider their experience and reputation in the areas of environmental sustainability, including experience in the development and operation of buildings certified under the LEED (Leadership in Energy and Environmental Design) Green Building Rating System promulgated by the US Green Building Counsel. The Investment Advisor will evaluate the sustainability of a prospective investment property by assessing its Energy Star score, its preliminary LEED score, and sustainability measures that have been or can be implemented, such as recycling, water conservation and green cleaning methods. We will consider operational, maintenance and capital improvement practices for existing properties designed to increase energy efficiency, reduce waste and otherwise lessen environmental impacts while remaining conscious of economic performance. We will engage in dialog with our property managers and tenants to determine and implement sustainability initiatives appropriate for particular properties. We will also consider utilizing and recommending to our tenants the environmental sustainability consulting services of CB Richard Ellis or unaffiliated parties.

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

Development and Construction of Properties

We may invest in properties on which improvements are to be constructed or completed. We are not restricted in our ability to invest in such properties. To help ensure performance by the builders of properties that are under construction, completion of properties under construction may be guaranteed at the price contracted either by an adequate completion bond or performance bond. We may rely, however, upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the person entering into the construction or development contract as an alternative to a completion bond or performance bond. Development of real estate properties is subject to risks relating to a builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables.

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

Joint Venture Investments

We may enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements or participations with real estate developers, owners and other affiliated third-parties, including other programs sponsored by CBRE Investors, for the purpose of developing, owning and operating real properties. In determining whether to invest in a particular joint venture, the Investment Advisor will evaluate the real property that such joint venture owns or is being formed to own under the same criteria employed for the selection of our real estate property investments.

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

Although we have adopted a policy to limit our aggregate borrowing to no more than 65% of the cost of our assets before non-cash reserves and depreciation, subject to the 300% of net assets borrowing restriction described below, this policy may be altered at any time or suspended by our Board of Trustees if necessary to pursue attractive investment opportunities. Our organizational documents contain a limitation on the amount of indebtedness that we may incur, so that until our shares are listed on a national securities exchange, our aggregate borrowing may not exceed 300% of our net assets unless any excess borrowing is approved by a majority of our independent trustees and is disclosed to shareholders in our next quarterly report. Our Board of Trustees must review our aggregate borrowing from time to time, but at least quarterly.

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

If our shares are not listed for trading on a national securities exchange, the Nasdaq Global Select Market or the Nasdaq Global Market by December 31, 2011, our declaration of trust requires our Board of Trustees to consider (but is not required to commence) an orderly liquidation of our assets, which liquidation would require the approval of shareholders. In making the decision to apply for listing of our shares, our trustees will try to determine whether listing our shares or liquidating our assets will result in greater long-term value for our shareholders. We cannot determine at this time the circumstances, if any, under which our trustees will determine to list our shares. Even if no shares are listed, we are under no obligation to actually sell our portfolio within this time period since the precise timing will depend on real estate and financial markets, economic conditions of the areas in which the properties are located and U.S. federal income tax effects on shareholders which may be applicable in the future. Furthermore, we cannot assure you that we will be able to liquidate our assets. In addition, we may consider other business strategies such as reorganizations or mergers with other entities if our Board of Trustees determines such strategies would be in the best interests of our shareholders. Any change in the investment objectives set forth in our declaration of trust would require the vote of shareholders holding a majority of our outstanding shares.

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

•	make or invest in mortgage loans that are subordinate to any mortgage or equity interest of any of our trustees, the Investment Advisor or its affiliates;

•	issue “redeemable securities,” as defined in Section 2(a)(32) of the Investment Company Act of 1940, as amended, or the Investment Company Act;

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

The Investment Advisor continually reviews our investment activity to ensure that we do not come within the application of the Investment Company Act. Among other things, the Investment Advisor monitors the proportion of our portfolio that is placed in various investments so that we do not come within the definition of an “investment company” under the Investment Company Act. If at any time the character of our investments could cause us to be deemed an “investment company” for purposes of the Investment Company Act, we will take the necessary actions to attempt to ensure that we are not deemed to be an “investment company.”

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

Restrictions on Roll-up Transactions

Until our shares are listed on a national securities exchange, our declaration of trust requires that we follow the policy set forth below with respect to any “Roll-up Transaction.” In connection with any proposed transaction considered a “Roll-up Transaction” involving us and the issuance of securities of an entity, or a Roll-up Entity, that would be created or would survive after the successful completion of the Roll-up Transaction, an appraisal of all properties must be obtained from a competent independent appraiser. The properties must be appraised on a consistent basis, and the appraisal shall be based on the evaluation of all relevant information and shall indicate the value of the properties as of the date immediately prior to the announcement of the proposed Roll-up Transaction. The appraisal shall assume an orderly liquidation of properties over a 12-month period. The terms of the engagement of the independent appraiser must clearly state that the engagement is for our benefit and our shareholders’ benefit. A summary of the appraisal, indicating all material assumptions underlying the appraisal, shall be included in a report to our shareholders in connection with any proposed Roll-up Transaction. If the appraisal will be included in a document used to offer the securities of a Roll-up Entity, the appraisal shall be filed with the SEC and the states as an exhibit to the registration statement for the offering.

A “Roll-up Transaction” is a transaction involving the acquisition, merger, conversion or consolidation, directly or indirectly, of us and the issuance of securities of a Roll-up Entity. This term does not include:

•	a transaction involving our securities that have been listed on a national securities exchange for at least 12 months; or

•

a transaction involving our conversion into corporate or association form if, as a consequence of the transaction, there will be no significant adverse change in any of the following: our shareholder voting rights; the term of our existence; compensation to the Investment Advisor or its affiliates; or our investment objectives.

In connection with a proposed Roll-up Transaction, the person sponsoring the Roll-up Transaction must offer to our shareholders who vote “no” on the proposal a choice of:

•	accepting the securities of the Roll-up Entity offered in the proposed Roll-up Transaction; or

•	one of the following:

•	remaining as shareholders and preserving their interests on the same terms and conditions as existed previously; or

•	receiving cash in an amount equal to the shareholders’ pro rata share of the appraised value of our net assets.

We are prohibited from participating in any proposed Roll-up Transaction:

•

that would result in our shareholders having voting rights in a Roll-up Entity that are less than those provided in our bylaws and described elsewhere in this document including rights with respect to the election and removal of trustees, annual reports, annual and special meetings, amendment of our declaration of trust and our dissolution;

•

that includes provisions that would operate to materially impede or frustrate the accumulation of shares by any purchaser of the securities of the Roll-up Entity, except to the minimum extent necessary to preserve the tax status of the Roll-up Entity, or which would limit the ability of an investor to exercise voting rights of its securities of the Roll-up Entity on the basis of the number of shares held by that investor;

•	in which investors’ right to access of records of the Roll-up Entity will be less than those provided in the section of our prospectus entitled “Description of Shares;” or

•	in which any of the costs of the Roll-up Transaction would be borne by us if the Roll-up Transaction is not approved by our shareholders.

Policies With Respect to Certain Other Activities

If our Board of Trustees determines that additional funding is required, we may raise such funds through additional equity offerings or the retention of cash flow (subject to the REIT provisions of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) concerning distribution requirements and taxability of undistributed net taxable income) or a combination of these methods.

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

The Advisory Agreement

We entered into an advisory agreement with the Investment Advisor in July 2004, which was amended and restated in October 2006 and again in January 2009. Pursuant to this agreement, which was unanimously approved by our Board of Trustees, including our independent trustees, we appointed the Investment Advisor to manage, operate, direct and supervise our operations. The Investment Advisor performs its duties as a fiduciary of us and our shareholders. Many of the services to be performed by the Investment Advisor in managing our day-to-day activities are summarized below. This summary is provided to illustrate the material functions that the Investment Advisor performs for us as the Investment Advisor, and it is not intended to include all of the services that may be provided to us by the Investment Advisor or by third parties. The Investment Advisor may subcontract with third parties for the performance of certain duties on our behalf. The Investment Advisor will only subcontract with third parties that are believed to have the requisite experience to perform their duties. The Investment Advisor will supervise the activities of any such third parties consistent with its fiduciary duty to us. Under the terms of the advisory agreement, the Investment Advisor undertakes to use its best efforts to present to us investment opportunities consistent with our investment policies and objectives as adopted by our Board of Trustees. In its performance of this undertaking, the Investment Advisor shall, subject to the authority of the board:

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

The initial term of the advisory agreement was for one year and the term may be renewed at the end of each year of the agreement for an additional one-year period. Prior to any such renewal, our trustees will evaluate the performance of the Investment Advisor and the criteria used in such evaluation will be reflected in the minutes of such meeting. Additionally, the advisory agreement may be terminated:

•

immediately by us (i) in the event the Investment Advisor commits fraud, criminal conduct, willful misconduct or willful or negligent breach of fiduciary duty by the Investment Advisor, (ii) upon the bankruptcy or insolvency of the Investment Advisor, CBRE Investors or CB Richard Ellis or (iii) upon material breach of the Advisory Agreement by the Investment Advisor, which remains uncured after 30 days’ written notice or (iv) if there is a dissolution of any of the Investment Advisor, CBRE Investors or CB Richard Ellis;

•	without cause or penalty by a majority of our independent trustees or by the Investment Advisor upon 60 days’ written notice; or

•	immediately by the Investment Advisor upon our bankruptcy or any material breach of the advisory agreement by us, which remains uncured after 10 days’ written notice.

Affiliates of the Investment Advisor may engage in other business ventures and, as a result, their resources may not be dedicated exclusively to our business. However, pursuant to the advisory agreement, the Investment Advisor must devote sufficient resources to the administration of our company to discharge our obligations. The Investment Advisor does not currently intend to advise REITs other than us. The Investment Advisor may assign the advisory agreement to an affiliate upon approval of a majority of the trustees, including the independent trustees. Until our shares are listed on a national securities exchange, the Nasdaq Global Select Market or the Nasdaq Global Market, the trustees shall determine that any successor advisor possesses sufficient qualifications to (i) perform the advisory function for us and (ii) justify the compensation provided for in its contract with us. We may assign or transfer the advisory agreement to a successor entity of ours.

The Investment Advisor may not complete an acquisition or disposition of property or financing of such acquisition on our behalf without the prior approval of a majority of our Board of Trustees. The Investment Advisor also utilizes the resources and professionals of CBRE Investors and consults with its investment committee when evaluating potential investments. However, the actual terms and conditions of transactions involving investments in properties shall be determined in the sole discretion of the Investment Advisor, subject at all times to such board approval.

We reimburse the Investment Advisor for all of the costs it incurs in connection with the services it provides to us, including, but not limited to:

•

cumulative organization and offering expenses estimated to be 0.8%, but in no event shall such organizational and offering expenses exceed 15.0% of our aggregate gross offering proceeds from the sale of shares in the primary offering, which include actual legal, accounting, printing and other expenses attributable to conducting our offering or other offerings, any organizational documents, qualification of the shares for sale in the states and filing fees incurred by the Investment Advisor, as well as reimbursements for marketing, direct expenses of its employees while engaged in registering and marketing the shares and other marketing and organization costs;

•	the annual cost of goods and materials used by us, including brokerage fees paid in connection with the purchase and sale of securities;

•	administrative services including personnel costs;

•	acquisition expenses, which are defined to include expenses related to the selection and acquisition of properties;

•	disposition expenses;

•	financing expenses; and

•

operating expenses, subject to certain limitations set forth in the advisory agreement, which includes all expenses paid or incurred by the Investment Advisor or its affiliates as determined by generally accepted accounting principles, such as real estate operating costs, net of reimbursements, management and leasing fees, general and administrative expenses, and legal and accounting expenses.

The Investment Advisor and its affiliates are paid fees in connection with services provided to us. In the event the advisory agreement is terminated, the Investment Advisor will be paid all accrued and unpaid fees and expense reimbursements. In addition, an affiliate of the Investment Advisor has received one class B limited partnership interest in CBRE OP (representing 100% of the class B interest outstanding) in exchange for the services provided to us relating to our formation and future services. The class B limited partnership interest is subject to redemption by CBRE OP in the event of termination of the advisory agreement.

A majority of the independent trustees, and a majority of trustees not otherwise interested in the transaction, must approve all transactions with the Investment Advisor or any of its affiliates. Until our shares are listed on a national securities exchange, the Nasdaq Global Select Market or the Nasdaq Global Market, our independent trustees must determine from time to time, but at least annually, that our fees and expenses are reasonable in light of our performance, our net assets and net income and the fees and expenses of other comparable unaffiliated REITs. During this period, our independent trustees are also responsible for reviewing the performance of the Investment Advisor and determining that the compensation to be paid to the Investment Advisor is reasonable in relation to the nature and quality of services to be performed and that the provisions of the advisory agreement are being carried out. Specifically, our independent trustees consider factors such as:

•	the amount of the fee paid to the Investment Advisor in relation to the size, composition and performance of our investments;

•	the success of the Investment Advisor in generating appropriate investment opportunities;

•	rates charged to other REITs and other investors by advisors performing similar services;

•	additional revenues realized by the Investment Advisor and any of its Affiliates through their relationship with us, whether we pay them or they are paid by others with whom we do business;

•	the quality and extent of service and advice furnished by the Investment Advisor and the performance of our investment portfolio;

•	the performance of our investments, including income generation, conservation or appreciation of capital, frequency of problem investments and competence in dealing with distress situations; and

•	the quality of our portfolio relative to the investments generated by the Investment Advisor for its other clients.

Until our shares are listed on a national securities exchange, the Nasdaq Global Select Market or the Nasdaq Global Market, neither our trustees, the Investment Advisor nor their affiliates may vote or consent to the voting of shares they now own or hereafter acquire on matters submitted to the shareholders regarding either (1) the removal of the Investment Advisor, any trustee or any affiliate, or (2) any transaction between us and the Investment Advisor, any trustee or any affiliate.

The Sub-Advisory Agreement

The Investment Advisor has entered into a sub-advisory agreement with CNL Fund Management Company, or the Sub-Advisor. The Sub-Advisor, which is a wholly-owned subsidiary of CNL Financial Group, Inc., is an affiliate of the Dealer Manager, which is a wholly-owned subsidiary of CNL Capital Markets Corp. Pursuant to this agreement, the Sub-Advisor acts only as an advisor to the Investment Advisor, upon request, and provides advisory services relating to real estate acquisitions, property management and communications with existing investors and, in addition, provides marketing and other operational services. The term of this agreement will continue so long as the Investment Advisor remains our advisor pursuant to the advisory agreement and it may automatically be extended concurrently with the advisory agreement. The sub-advisory agreement may be terminated by (i) the Investment Advisor for “cause” on 60 days’ written notice or if the managing dealer agreement is terminated pursuant to its terms, or (ii) the Sub-Advisor for a material breach of the agreement which remains uncured after 15 days’ written notice or the bankruptcy of the Investment Advisor. For advisory services relating to real estate acquisitions, property management and communications with existing investors, the Investment Advisor compensates the Sub-Advisor through certain investment management and acquisition fees, which are in an amount equal to approximately 14% to 19%, respectively, of such fees the Investment Advisor receives from us. The Sub-Advisor may also provide certain marketing and operational services to the Investment Advisor, for which it is entitled to receive fees, and the Sub-Advisor is also entitled to reimbursement by the Investment Advisor for certain expenses it incurs. In the event the sub-advisory agreement is terminated, the Sub-Advisor will be paid all accrued and unpaid fees and expense reimbursements. The Investment Advisor retains ultimate responsibility for the performance of all of the matters entrusted to it under the advisory agreement.

Industry Segments

We view our operations as having three reportable segments, two Domestic segments, consisting of Domestic Office Properties and Domestic Industrial Properties and an International Office/Retail Properties segment, which participate in the acquisition, development, ownership and operation of high quality real estate assets in their respective regions. Information regarding our reportable segments can be reviewed under Note 10, “Segment Disclosure,” in the accompanying consolidated financial statements.

Geographic Areas of Properties

We currently operate in two geographic areas, the United States and the United Kingdom. Information regarding the geographic diversification of our properties as of December 31, 2008 can be reviewed under Note 9, “Concentrations—Geographic Concentrations,” in the accompanying consolidated financial statements. We also have an ownership interest in CBRE Strategic Partners Asia, which, as of December 31, 2008, owned interests in properties in China and Japan. Information relative to CBRE Strategic Partners Asia can be reviewed under Note 5, “Investments in Unconsolidated Entities” in the accompanying consolidated financial statements.

Competition

As we purchase properties to build our portfolio, we are in competition with other potential buyers for the same properties, which may result in an increase in the amount we must pay to acquire a property or may require us to locate another property that meets our investment criteria. Leasing of real estate is also highly competitive in the current market, and we will experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide rent concessions, incur charges for tenant improvements or offer other inducements to enable us to timely lease vacant space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers.

Organizational Structure

The following chart illustrates the general structure and ownership of our company and the management relationship between the Investment Advisor and us.

(1)

Includes investors in our current public offering, our initial public offering and our private offerings, excluding shares held by CBRE Investors, our trustees and officers. As of December 31, 2008, 64,490,069 common shares were issued and outstanding.

(2)	Our trustees and officers own an aggregate 81,641 of our common shares.
(3)

CBRE Investors owns 243,229 of our common shares. CBRE Investors also owns all of the cash distribution interest and CBRE Investors (including certain of its current and former executive officers and our executive officers) own an aggregate 77% distribution interest in the net proceeds upon a sale of the Investment Advisor.

(4)

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

(5)

CBRE Investors owns a 75.1% voting interest and CBRE Investors (including certain of its current and former executive officers) and our executive officers own an aggregate 75.1% distribution interest (excluding distributions that CBRE Investors is entitled to with respect to 29,937 class A units) in CBRE REIT Holdings LLC.

(6)

As of December 31, 2008, we owned a 99.62% general/limited partnership interest in CBRE OP and CBRE REIT Holdings LLC owned a 0.38% (or 246,361 class A units) limited partnership interest in CBRE OP. CBRE REIT Holdings LLC also owns one class B limited partnership interest in CBRE OP (representing 100% of the class B interest outstanding). CBRE REIT Holdings LLC is controlled by CBRE Investors.

Employees

As of December 31, 2008, we had no full-time employees and do not anticipate any material changes in the number of our full-time employees. Our executive officers are employees of the Investment Advisor or one or more of its affiliates.

Facilities

Our principal offices are located at 17 Hulfish Street, Suite 280, Princeton, New Jersey 08542. We also have offices located at 515 South Flower Street, Suite 3100, Los Angeles, California 90071. Our telephone number is (609) 683-4900. Our website is http://www.cbrerealtytrust.com. The information found on, or otherwise accessible through, our website is not incorporated information and does not form a part of this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC.

Available Information

Our internet address is www.cbrerealtytrust.com. We make available, free of charge, on or through the “SEC Filings” section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We have also posted on our website the Audit Committee Charter, Compensation Committee Charter, Conflicts Committee Charter and Code of Business Conduct and Ethics, which govern our trustees, officers and employees. Within the time period required by the SEC, we will post on our website any amendment to our Code of Business Conduct and Ethics and any waiver applicable to our senior financial officers, and our executive officers or trustees. The information contained on our website is not incorporated into this report on Form 10-K. You can also read and copy any materials we file with the Securities and Exchange Commission at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The Securities and Exchange Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission.

Recent Developments

From January 1, 2009 through January 29, 2009, we received gross proceeds from our initial public offering of approximately $28,134,422 from the sale of 2,832,723 common shares. In addition, from January 30, 2009 through March 20, 2009, we received gross proceeds from our follow-on public offering of $2,122,235 from the sale of 21,222,350 common shares.

On January 30, 2009, we entered into a managing dealer agreement (the “Managing Dealer Agreement”) with our Dealer Manager who serves as the dealer manager for our current follow-on public offering. Under the Managing Dealer Agreement, we have agreed to pay, subject to reduction under certain circumstances, our Dealer Manager (i) a commission of up to 7.0% of the selling price of each common share for which a sale is completed, (ii) a dealer manager fee equal to 2.0% of the selling price of each common share which is sold in our current follow-on public offering for serving as dealer manager of our offering and (iii) a marketing support fee for assistance in selling and marketing the common shares of 1.0% of the selling price of each common share which is sold in our current follow-on public offering. Our Dealer Manager may, in its sole discretion, reallow all or a portion of these commissions and fees to participating broker-dealers. The selling commissions, dealer manager fee and marketing support fee are not paid for common shares issued pursuant to our dividend reinvestment plan. We will reimburse our Dealer Manager for bona fide due diligence expenses incurred by our Dealer Manager or reimbursed by Dealer Manager to the participating broker-dealers in connection with our current follow-on public offering in an amount not to exceed $1,350,000.

On January 30, 2009, we entered into a second amended and restated advisory agreement (the “Second Amended Advisory Agreement”) with CBRE OP and our Investment Advisor. The Second Amended Advisory Agreement generally contains the same terms and conditions as the Amended and Restated Advisory Agreement dated October 24, 2006 pertaining to our initial public offering, except for the following material changes: (i) the investment management fee was modified to consist of (a) a monthly fee equal to one twelfth of 0.5% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments in our portolio and (b) a monthly fee equal to 5.0% of the aggregate monthly net operating income derived from all real estate investments in our portfolio; (ii) the acquisition fee was modified to be up to 1.5% of (a) the purchase price of real estate investments acquired, including any debt attributable to our investments, or (b) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity; and (iii) the definition of “cause” was modified to include any bankruptcy or dissolution of our Investment Advisor and CBRE Investors and/or CB Richard Ellis.

On January 30, 2009, we entered into a second amended and restated agreement of limited partnership (the “Second Amended Partnership Agreement”) with each of the limited partners of CBRE OP. The Second Amended Partnership Agreement generally contains the same terms and conditions as the Amended and Restated Agreement of Limited Partnership dated October 24, 2006 pertaining to our initial public offering, except for the following material changes: clarification regarding the timing of potential distributions that the holder of the class B limited partnership interest is entitled to upon (i) the disposition of properties or other assets (including by liquidation, merger or otherwise), (ii) the listing of our common shares on a national securities exchange or the Nasdaq and (iii) the termination of our Investment Advisor pursuant to the Second Amended Advisory Agreement, in each case, which may be paid in the form of cash or common shares, as determined by our Board of Trustees.

On February 12, 2009, we entered into a selected dealer agreement with our Dealer Manager, our Investment Advisor, CBRE Investors and Ameriprise Financial Services, Inc. (“Ameriprise”), pursuant to which Ameriprise was appointed as a soliciting dealer in our current follow-on offering. Subject to certain limitations set forth in the selected dealer agreement, we, our Dealer Manager, our Investment Advisor and CBRE Investors, jointly and severally, have agreed to indemnify Ameriprise against certain liabilities, including liabilities under the Securities Act of 1933, as amended, and liabilities resulting from the breach by us, our Dealer Manager, our Investment Advisor, or CBRE Investors of the selected dealer agreement. In connection with the selected dealer agreement, we separately agreed to indemnify and reimburse our Dealer Manager, our Investment Advisor and CBRE Investors under certain circumstances for any amounts each of them is required to pay pursuant to the indemnification. The selected dealer agreement contains customary representations, warranties, covenants and closing conditions. The selected dealer agreement also contains customary termination provisions and an additional right of termination by any party at any time for any reason with two days prior written notice to the other parties.

On March 17, 2009, our Board of Trustees appointed Peter E. DiCorpo to serve as a trustee. On March 27, 2009, we entered into an indemnification agreement with Mr. DiCorpo whereby we have agreed to indemnify Mr. DiCorpo under certain circumstances in his capacity as one of our trustees.

On March 30, 2009, the Duke joint venture entered into a purchase and sale agreement to acquire each of (i) 22535 Colonial Pkwy., located at 22535 Colonial Pkwy., Katy, TX, a suburb of Houston, and (ii) Celebration Office Center III, located at 1390 Celebration Blvd., Kissimmee, FL, a suburb of Orlando. Also on March 30, 2009, the Duke joint venture entered into a contribution agreement to acquire Fairfield Distribution Ctr. IX located 4543-4561 Oak Fair Blvd., Tampa FL.

The Duke joint venture will acquire 22535 Colonial Pkwy. for approximately $14,700,000, Celebration Office Center III for approximately $17,750,000 and Fairfield Distribution Ctr. IX for approximately $9,300,000, exclusive of customary closing costs. We own an 80% interest in the Duke joint venture and, at closing, we will make a cash contribution of approximately $33,500,000 to the Duke joint venture in connection with the three acquisitions, which we expect to fund by using the net proceeds from our current public offering. While we anticipate these acquisitions will close during the third quarter of 2009, these agreements are subject to a number of contingencies and there can be no assurances that these acquisitions will transpire.

22535 Colonial Pkwy. consists of a 89,750 square foot two-story office building that was completed in March 2009 and has no operating history. 22535 Colonial Pkwy. was built-to-suit and is 100% leased to Det Norske Veritas, a third-party provider of risk management services for the maritime industry, under a lease that expires in June 2019. Celebration Office Center III consists of a 100,924 square foot three-story office building that will be completed in April 2009 and has no operating history. Celebration Office Center III is being built-to-suit and is 100% leased to Disney Vacation Development, the developer and operator of Disney Vacation Club timeshares, under a lease that expires in March 2016. Fairfield Distribution Ctr. IX consists of a 136,212 square foot warehouse/distribution building that was completed in September 2008 and has no operating history. Fairfield Distribution Ctr. IX was built-to-suit and is 100% leased to Iron Mountain, the leading records management company in the U.S., under a lease that expires in August 2025.

ITEM 1A.	RISK FACTORS

Risks Related To Our Business

We and the Investment Advisor commenced operations in July 2004 and have a limited operating history and may not be able to implement our operating policies and strategies successfully.

We began operations in July 2004 and, therefore, have a limited operating history and may not be able to implement our operating policies and strategies successfully. The Investment Advisor also has a limited operating history. The results of our operations depend on many factors, including, without limitation, the availability of office, retail, industrial, and multi-family residential properties for acquisition, readily accessible short- and long-term funding alternatives in the financial markets and economic conditions. Moreover, delays in investing the net proceeds of our public offerings may reduce our income. Our shareholders will not have the opportunity to evaluate the manner in which the net proceeds received by us from our public offerings are to be invested or the economic merits of particular assets to be acquired. Furthermore, we cannot assure you that we will be able to operate our business successfully or implement our operating policies and strategies.

The Investment Advisor has limited experience operating a REIT and we cannot assure you that the past experience of its management will be sufficient to successfully manage our business as a REIT.

The Investment Advisor has limited experience operating a REIT, and the Investment Advisor has limited direct experience in complying with the income, asset and other limitations imposed by the REIT provisions of the Internal Revenue Code. Those provisions are complex and the failure to comply with those provisions in a timely manner could cause us to fail to qualify as a REIT or could force us to pay unexpected taxes and penalties. The Investment Advisor’s limited experience in managing a portfolio of assets under such constraints may hinder its ability to achieve our investment objectives. We can offer no assurance that the Investment Advisor will replicate CBRE Investors’ historical success or our management team’s success in its previous endeavors.

You must rely entirely upon the ability of the Investment Advisor with respect to the investment in and management of unspecified assets, and you will not have an opportunity to evaluate for yourself the relevant economic, financial and other information regarding the assets in which the proceeds of our public offerings will be invested.

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

We are dependent on the Investment Advisor and may not find a suitable replacement if the advisory agreement is terminated, in which case we may not be able to operate our business.

We have no employees and are completely reliant on the Investment Advisor, which has significant discretion as to the implementation and execution of our operating policies and strategies. We depend on the diligence, skill and network of business contacts of the management of our Investment Advisor, and, through our sponsor, CBRE Investors. We can offer no assurance that the Investment Advisor will remain our investment advisor or that we will continue to have access to the Investment Advisor’s professionals, and, through the Investment Advisor, the resources and experience of CBRE Investors. We are subject to the risk that the advisory agreement may be terminated by either party. If the advisory agreement is terminated and no suitable replacement is found to manage us or key personnel leave our Investment Advisor, we may not be able to execute our business plan.

If the Investment Advisor loses or is unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.

Our success depends to a significant degree upon the continued contributions of certain key personnel of the Investment Advisor who would be difficult to replace. None of our key personnel are currently subject to employment agreements with us, nor do we maintain any key person life insurance on these key personnel. If the Investment Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer. We also believe that our future success depends, in large part, upon the Investment Advisor’s ability to obtain and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you the Investment Advisor will be successful in attracting and retaining such skilled personnel.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act of 1940, as amended.

We do not intend to invest in marketable securities and we do not intend to register as an investment company under the Investment Company Act of 1940, as amended, (“the Investment Company Act”). If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

In general, we expect to be able to rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act. In order to qualify for this exemption, at least 55% of our portfolio must be comprised of real property and mortgages and other liens on an interest in real estate (collectively, “qualifying assets”) and at least 80% of our portfolio must be comprised of real estate-related assets. Qualifying assets include mortgage loans, mortgage-backed securities that represent the entire ownership in a pool of mortgage loans and other interests in real estate. In order to maintain our exemption from regulation under the Investment Company Act, we must continue to engage primarily in the business of buying real estate, and these investments must be made within a year after our offering ends. If we are unable to invest a significant portion of the proceeds of our offering in properties within one year of the termination of our offering, we may be able to avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns. This would reduce the cash available for distribution to shareholders and possibly lower your returns.

To maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. If we were required to register as an investment company we would be prohibited from engaging in our business as currently contemplated because the Investment Company Act imposes significant limitations on leverage. In addition, we would have to seek to restructure the advisory agreement because the compensation that it contemplates would not comply with the Investment Company Act. Criminal and civil actions could also be brought against us if we failed to comply with the Investment Company Act. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Conflicts of Interest Risks

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

We may be buying assets at the same time as other existing or future affiliates of the Investment Advisor are buying assets. There is a risk that the Investment Advisor will choose an asset that provides lower returns to us than an asset purchased by an affiliate of the Investment Advisor. We may acquire assets in geographic areas where other affiliates own assets. If another affiliate attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant.

The Investment Advisor may have conflicting fiduciary obligations if we acquire properties with its affiliates or other related entities; as a result, in any such transaction we may not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

The Investment Advisor may cause us to acquire an interest in a property from its affiliates or through a joint venture with its affiliates or to dispose of an interest in a property to its affiliates. In these circumstances, the Investment Advisor will have a conflict of interest when fulfilling its fiduciary obligation to us. In any such transaction we may not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

We pay substantial fees and expenses to the Investment Advisor, its affiliates and the Dealer Manager, which payments increase the risk that you will not earn a profit on your investment.

The Investment Advisor and its affiliates perform services for us in connection with the selection and acquisition of our investments, the management and leasing of our properties and the administration of our other investments. We pay the Investment Advisor an acquisition fee that is not tied to the performance of our portfolio. The Investment Advisor is a party to a sub-advisory agreement with the CNL Fund Management Company, which is an affiliate of the Dealer Manager, and the Investment Advisor will compensate the Sub-Advisor through certain fees and reimbursable expenses the Investment Advisor receives from us. We pay fees and commissions to the Dealer Manager in connection with the offer and sale of the shares. We also have issued to CBRE REIT Holdings LLC, an affiliate of the Investment Advisor, one class B limited partnership interest (representing 100% of the class B interest outstanding) in CBRE OP in exchange for the services provided to us relating to our formation and future services. Our sponsor (including certain of its executive officers) and our executive officers own an aggregate 75.1% distribution interest and affiliates of the Dealer Manager own an aggregate 24.9% distribution interest (excluding distributions that CBRE Investors is entitled to with respect to 29,937 class A units) in CBRE REIT Holdings LLC. These fees and partnership interest distributions reduce the amount of cash available for investment in properties or distribution to shareholders. These fees also increase the risk that the amount available for distribution to common shareholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our current public offering and that you may not earn a profit on your investment.

Termination of the Advisory Agreement could be costly.

If the advisory agreement is terminated without cause, CBRE OP will redeem the class B limited partnership interest for a newly created class of partnership interest, which we refer to as the advisor redemption interest, which shall initially have a capital account equal to the fair value of the class B limited partnership interest as of such date, and if the advisory agreement is terminated for cause, CBRE OP will redeem the class B limited partnership interest for $100. These provisions may increase the effective cost to us of terminating the advisory agreement, thereby discouraging us from terminating the Investment Advisor without cause.

Certain of our officers and trustees face conflicts of interest.

Our Chief Financial Officer serves as a Managing Director of the Investment Advisor, as the Executive Managing Director and Global Head of Investment Reporting of CBRE Investors, our sponsor and as a member of the investment committee of CB Richard Ellis Strategic Partners Asia II-A, L.P., or CBRE Strategic Partners Asia, an entity in which we are a limited partner. Our Chairman, President and Chief Executive Officer serves as the President and Chief Executive Officer of the Investment Advisor and also serves as a Managing Director of CBRE Investors. Our Chief Operating Officer and Executive Vice President serves as the Director of Operations of the Investment Advisor. Our Chairman, President and Chief Executive Officer and our Chief Financial Officer directly hold an aggregate 12.9% economic interest in the Investment Advisor. These individuals owe fiduciary duties to these entities and their shareholders. Such fiduciary duties may from time to time conflict with the fiduciary duties owed to our shareholders and us. An affiliate of the Investment Advisor owns one class B limited partnership interest (representing 100% of the class B interest outstanding) in CBRE OP. This interest entitles such affiliate to receive distributions in an amount equal to a percentage of the net proceeds we receive from a sale of a property after certain amounts are paid or provided for. This interest may incentivize the Investment Advisor to recommend the sale of a property or properties that may not be in our best interest at the time. In addition, the premature sale of a property may add concentration risk to the portfolio or may be at a price lower than if we held on to the property and sold it at a later date.

We will be subject to additional risks as a result of any joint ventures.

We have entered, and may in the future enter, into joint ventures for the acquisition, development or improvement of properties. We have purchased and developed, and may in the future purchase and develop, properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with sellers of properties, affiliates of sellers, developers or other persons. Such investments may involve risks not otherwise present with an investment in real estate, including, for example:

•	the possibility that our co-venturer, co-tenant or partner in an investment might become bankrupt;

•	that maturities of debt encumbering our jointly owned investments may not be able to be refinanced at all or on terms that are as favorable as the current terms;

•	that such co-venturer, co-tenant or partner may at any time have economic or business interests or goals which are or become inconsistent with our business interests or goals; or

•	that such co-venturer, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Actions by such a co-venturer, co-tenant or partner might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing your returns. We have ownership interests in three unconsolidated entities that, as of December 31, 2008, owned interests in 18 properties.

It may be difficult for us to exit a joint venture after an impasse.

In our joint ventures, there will be a potential risk of impasse in some business decisions because our approval and the approval of each co-venturer may be required for some significant operating decisions. In any joint venture, we may have the right to buy the other co-venturer’s interest or to sell our own interest on specified terms and conditions in the event of an impasse. In the event of an impasse, it is possible that neither party will have the funds necessary to complete a buy-out. In addition, we may experience difficulty in locating a third-party purchaser for our joint venture interest and in obtaining a favorable sale price for the interest. As a result, it is possible that we may not be able to exit the relationship if an impasse develops.

Our ability to redeem all or a portion of our investment in CBRE Strategic Partners Asia is subject to significant restrictions.

CBRE Strategic Partners Asia is not obligated to redeem the interests of any of its investors, including us, prior to 2017. Except in certain limited circumstances such as transfers to affiliates or successor trustees or state agencies, we will not be permitted to sell our interest in CBRE Strategic Partners Asia without the prior written consent of the general partner, which the general partner may withhold in its sole discretion.

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

The Dealer Manager is selling our shares on a “best efforts” basis, whereby it and the other broker-dealers participating in our current public offering are only required to use their best efforts to sell our common shares and have no firm commitment or obligation to purchase any of our common shares. As a result, the amount of proceeds we raise in our current public offering may be substantially less than the amount we would need to achieve a broadly diversified portfolio. If we only sell a small number of shares offered in our current public offering, we may purchase fewer properties resulting in less diversification of the number of assets we own, the types of assets in which we invest, the geographic regions of our properties and the industry types of our tenants. The likelihood of our profitability being affected by any one of our investments will also increase. Your investment in shares will be subject to greater risk to the extent that we lack a diversified asset portfolio.

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

Maryland takeover statutes could restrict a change of control, which could have the affect of inhibiting a change in control even if a change in control were in our shareholder’s interests.

Under Maryland law, certain “business combinations” between a Maryland REIT and an interested shareholder or an affiliate of an interested shareholder are prohibited for five years after the most recent date on which the interested shareholder becomes an interested shareholder. These business combinations include a merger, consolidation, share exchange, or asset transfers or issuance or reclassification of equity securities. An interested shareholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of our company’s shares; or

•

an affiliate or associate of our company who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting shares of our company.

A person is not an interested shareholder under the statute if our Board of Trustees approves in advance the transaction by which he otherwise would have become an interested shareholder.

After the five-year prohibition, any business combination between the Maryland REIT and an interested shareholder generally must be recommended by our Board of Trustees and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding shares of voting shares of our company; and

•

66% of the votes entitled to be cast by holders of voting shares of our company other than shares held by the interested shareholder with whom or with whose affiliate the business combination is to be effected or by the interested shareholder’s affiliates or associates, voting together as a single group.

The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer, including potential acquisitions that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders.

Our Board of Trustees has adopted a resolution exempting our company from the provisions of the Maryland General Corporate Law (the “MGCL”) relating to business combinations with interested shareholders or affiliates of interested shareholders. However, such resolution can be altered or repealed, in whole or in part, at any time by our Board of Trustees. If such resolution is repealed, the business combination statute could have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating these offers, even if our acquisition would be in our shareholders’ best interests.

Maryland law also limits the ability of a third-party to buy a large stake in us and exercise voting power in electing trustees.

The MGCL, as applicable to REITs, provides that “control shares” of a Maryland real estate investment trust acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquiror, by officers or by directors who are employees of the corporation. “Control shares” are voting shares that would entitle the acquirer to exercise voting power in electing trustees within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained shareholder approval. A “control share acquisition” means the acquisition of control shares. The control share acquisition statute does not apply (i) to shares acquired in a merger, consolidation or share exchange if we are a party to the transaction, or (ii) to acquisitions approved or exempted by our declaration of trust or bylaws. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of our shares. We cannot assure you that such provision will not be amended or eliminated at any time in the future. If such provision is eliminated, the control share acquisition statute could have the effect of discouraging offers to acquire us and increasing the difficulty of consummating any such offers, even if our acquisition would be in our shareholders’ best interests.

You are limited in your ability to sell your shares pursuant to our share redemption program.

Our share redemption program provides you with the opportunity, on a quarterly basis, to request that we redeem all or a portion of your shares after you have held them for one year, subject to certain restrictions and limitations. In the event that an eligible shareholder presents fewer than all of his or her shares to us for redemption, such shareholder must present at least 25% of his or her shares to us for redemption and must retain at least $5,000 of common shares if any shares are held after such redemption. Shares will be redeemed only to the extent of cash available after the payment of dividends necessary to maintain our qualification as a REIT and to avoid the payment of any U.S. federal income tax or excise tax on our net taxable income. This will significantly limit our ability to redeem your shares. To the extent our available cash flow is insufficient to fund all redemption requests, each shareholder’s request will be reduced on a pro rata basis, unless you withdraw your request for redemption or ask that we carry over your request to the next quarterly period, if any, when sufficient funds become available. Our Board of Trustees reserves the right to amend or terminate the share redemption program at any time. Our Board of Trustees has delegated to our officers the right to waive the one-year holding period and pro rata redemption requirements in the event of the death, disability (as such term is defined in the Internal Revenue Code) or bankruptcy of a shareholder. You will have no right to request redemption of your shares should our shares become listed on a national exchange, the Nasdaq Global Select Market or the Nasdaq Global Market. Therefore, in making a decision to purchase shares, you should not assume that you will be able to sell any of your shares back to us pursuant to our share redemption program.

We established the offering price on an arbitrary basis.

Our Board of Trustees has arbitrarily determined the selling price of the shares being offered in our current public offering. The offering price of our common shares is fixed and will not vary based on the underlying value of our assets at any time. The offering price of our common shares has not been based on appraisals for any assets we currently own or may own nor do we currently intend to obtain such appraisals. Therefore, the fixed offering price established for our common shares may not accurately represent the current value of our assets per common share at any particular time and may be higher or lower than the actual value of our assets per common share at such time. In addition, our offering price may not be indicative of the price at which our shares would trade if they were listed on an exchange or actively traded by brokers nor of the proceeds that a shareholder would receive if we were liquidated or dissolved.

Investors who purchased common shares in our offering incurred, as of December 31, 2008, an immediate dilution of up to approximately $(1.40), or (14.10)%, in the book value per share of our common shares from the price paid in our offering. Investors purchasing common shares in our offering may experience further dilution if we issue additional equity.

The initial offering price of our common shares is substantially higher than the book value per share of our outstanding common shares will be after our offering. Therefore, investors who purchase our common shares will incur, if calculated as of December 31, 2008, an immediate dilution of up to approximately $(1.40), or (14.10)%, in the book value per share of our common shares from the price paid in our offering. Existing shareholders and potential investors in our offering do not have preemptive rights to any common shares issued by us in the future. Therefore, investors purchasing shares in our offering may experience further dilution of their equity investment in the event that we sell additional common shares in the future, if we sell securities that are convertible into common shares or if we issue shares upon the exercise of options.

We may be unable to pay or maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to shareholders. Distributions will be based principally on cash available from our operations. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties as offering proceeds become available, rental income from such properties, and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. We cannot assure investors that we will be able to pay or maintain our current anticipated level of distributions or that distributions will increase over time. We cannot give any assurance that rents from the properties will increase, or that future acquisitions of real properties or other real estate assets will increase our cash available for distributions to shareholders. Our actual results may differ significantly from the assumptions used by our Board of Trustees in establishing the distribution rate to shareholders. We may not have sufficient legally available cash from operations to make a distribution required to qualify for or maintain our REIT status. We may increase borrowings or use proceeds from our current public offering to make distributions, each of which could be deemed to be a return of investors’ capital. We may make distributions from the proceeds of our current public offering or from borrowings in anticipation of future cash flow. Any such distributions will constitute a return of capital and may reduce the amount of capital we ultimately invest in properties and negatively impact the value of investors’ investment.

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

We are authorized to issue preferred shares. The issuance of preferred shares could adversely affect the holders of our common shares issued pursuant to our public offerings.

Our declaration of trust authorizes us to issue 1,000,000,000 shares, of which 10,000,000 shares are designated as preferred shares. Subject to approval by our Board of Trustees, we may issue preferred shares with rights, preferences, and privileges that are more beneficial than the rights, preferences, and privileges of our common shares. Holders of our common shares do not have preemptive rights to acquire any shares issued by us in the future. If we ever create and issue preferred shares with a distribution preference over common shares, payment of any distribution preferences on outstanding preferred shares would reduce the amount of funds available for the payment of distributions on our common shares. In addition, holders of preferred shares are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common shareholders, thereby reducing the amount a common shareholder might otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred shares may have the effect of delaying or preventing a change in control of our company.

Our Board of Trustees may change our investment policies without shareholder approval, which could alter the nature of investors’ investments.

Our declaration of trust requires that our independent trustees review our investment policies at least annually to determine that the policies we are following are in the best interest of the shareholders. These policies may change over time. The methods of implementing our investment policies may also vary, as new real estate development trends emerge and new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our Board of Trustees without the approval of our shareholders. As a result, the nature of investors’ investments could change without investors’ consent.

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

Real estate investments are subject to certain inherent risks. Real estate investments are generally long-term investments that cannot be quickly converted to cash. Real estate investments are also subject to adverse changes in general economic conditions or local conditions that may reduce the demand for office, retail, industrial, multi-family residential or other types of properties. Other factors can also affect real estate values, including:

•	possible international and U.S. federal, state or local regulations and controls affecting rents, prices of goods, fuel and energy consumption and prices, water and environmental restrictions;

•	increasing labor and material costs;

•	the perceptions of tenants and prospective tenants of the convenience, attractiveness and safety of our properties;

•	competition from comparable properties;

•	the occupancy rate of our properties;

•	the ability to collect on a timely basis all rents from tenants;

•	the effects of any bankruptcies or insolvencies of major tenants;

•	civil unrest;

•	acts of nature, including earthquakes, hurricanes and other natural disasters (which may result in uninsured losses);

•	acts of terrorism or war;

•	rises in operating costs, taxes and insurance costs;

•	changes in interest rates and in the availability, cost and terms of mortgage funding; and

•	other factors which are beyond our control.

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

Lease payment defaults by tenants could cause us to reduce the amount of distributions to shareholders. A default of a tenant on its lease payments would cause us to lose the revenue from the property. In the event of such a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and leasing our property. If a lease is terminated, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions. Certain of our properties are occupied by only a single tenant and, therefore, the success of those properties will be materially dependent on the financial stability of such tenants.

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

If third party managers providing property management services for certain of our properties or their personnel are negligent in their performance of, or default on, their management obligations, our tenants may not renew their leases or we may become subject to unforeseen liabilities. If this occurs, our financial condition and operating results, as well as our ability to pay dividends to shareholders at historical levels or at all, could be substantially harmed.

We have entered into agreements with third party management companies to provide property management services for certain of our properties, and we expect to enter into similar third party management agreements with respect to properties we acquire in the future. We cannot supervise these third party managers and their personnel on a day-to-day basis and we cannot assure you that they will manage our properties in a manner that is consistent with their obligations under our agreements, that they will not be negligent in their performance or engage in other criminal or fraudulent activity, or that these managers will not otherwise default on their management obligations to us. If any of the foregoing occurs, our relationships with our tenants could be damaged, which may prevent the tenants from renewing their leases, and we could incur liabilities resulting from loss or injury to our properties or to persons at our properties. If we are unable to lease our properties or we become subject to significant liabilities as a result of third party management performance issues, our operating results and financial condition, as well as our ability to pay distributions to our shareholders, could be adversely affected.

We may obtain only limited warranties when we purchase a property and would have only limited recourse in the event our due diligence did not identify any issues that lower the value of our property.

The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property as well as the loss of rental income from that property.

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

We have invested, and may in the future invest, some or all of the net proceeds available for investment in the acquisition and development of properties upon which we (or a joint venture partner) will develop and construct improvements. We will be subject to risks relating to the builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. The builder’s failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance. Performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate pre-construction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction. Factors such as those discussed above can result in increased costs of a project or loss of our investment, which could adversely impact our ability to make distributions to our shareholders. In addition, we may not be able to find suitable tenants to lease our newly constructed projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of a property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property. If our projections are inaccurate, we may pay too much for a property.

Competition for investments may increase costs and reduce returns.

We experience competition for real property investments from corporations, other real estate investment trusts, pension plans and other entities engaged in real estate investment activities. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and investors may experience a lower return on their investments.

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

We intend to hold the various real properties in which we invest until such time as the Investment Advisor determines that the sale or other disposition thereof appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. The Investment Advisor, subject to the approval in certain cases of our Board of Trustees, may exercise its discretion as to whether and when to sell a property. We have no obligation to sell properties at any particular time, except that if our shares are not listed on a national securities exchange, the Nasdaq Global Select Market or the Nasdaq Global Market on or before December 31, 2011, our declaration of trust requires our Board of Trustees to consider (but is not required to commence) an orderly liquidation of our assets, which liquidation would require the approval of our shareholders and could last several years. We cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Due to the uncertainty of market conditions that may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future. Accordingly, the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

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

We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

Lock-out provisions, which preclude pre-payments of a loan, could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distributions to investors. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our shareholders and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our shareholders.

A concentration of our investments in a limited number of property classes may leave our profitability vulnerable to a downturn in such sectors.

At any one time, a significant portion of our property investments may be in a limited number of property classes. As of December 31, 2008, a majority of our investments were in two property classes, office and industrial (primarily warehouse/distribution). As a result, we are subject to risks inherent in investments in these classes. The potential effects on our revenues, and as a result on cash available for distribution to our shareholders, resulting from a downturn in the business conducted on those properties could be more pronounced than if we had a more diversified portfolio.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in those geographic areas.

A concentration of our properties in a particular geographic area may impact our operating results and abilities to make distributions if that area is impacted by negative economic developments. Your investment will be subject to greater risk to the extent that we lack a geographically diversified portfolio. As of December 31, 2008, approximately 45.88% of our portfolio (based on approximate total acquisition costs, with our unconsolidated properties included at our pro rata share of effective ownership, however, excluding our investments in CBRE Strategic Partners Asia, Duke Realty and Afton Ridge) consisted of properties located in North Carolina and South Carolina and, consequently, our financial condition and our ability to make distributions to our shareholders could be adversely affected by any significant adverse developments in those markets.

Economic conditions may adversely affect our income.

U.S. and international markets are currently experiencing increased levels of volatility due to a combination of many factors, including decreasing values of home prices, limited access to credit markets, less consumer spending and fears of a national and global recession. The effects of the current market dislocation may persist as financial institutions continue to take the necessary steps to restructure their business and capital structures. As a result, this economic downturn has reduced demand for space and removed support for rents and property values. Since we cannot predict when the real estate markets will recover, the value of our properties may decline if current market conditions persist or worsen.

A commercial property’s income and value may be adversely affected by national and regional economic conditions, local real estate conditions such as an oversupply of properties or a reduction in demand for properties, availability of “for sale” properties, competition from other similar properties, our ability to provide adequate maintenance, insurance and management services, increased operating costs (including real estate taxes), the attractiveness and location of the property and changes in market rental rates. The continued rise in energy costs could result in higher operating costs, which may affect our results from operations. Our income will be adversely affected if a significant number of tenants are unable to pay rent or if our properties cannot be rented on favorable terms. Additionally, if tenants of properties that we lease on a triple-net basis fail to pay required tax, utility and other impositions, we could be required to pay those costs, which would adversely affect funds available for future acquisitions or cash available for distributions. Our performance is linked to economic conditions in the regions where our properties will be located and in the market for office, retail, industrial and residential space generally. Therefore, to the extent that there are adverse economic conditions in those regions, and in these markets generally, that impact the applicable market rents, such conditions could result in a reduction of our income and cash available for distributions and thus affect the amount of distributions we can make to investors.

Real estate related taxes may increase and if these increases are not passed on to tenants, our income will be reduced.

Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. Generally, from time to time our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. In some areas where we have properties, declines in other tax revenues for the states are resulting in the states considering increases to future property and other business related tax rates. Although some tenant leases may permit us to pass through such tax increases to the tenants for payment, there is no assurance that renewal leases or future leases will be negotiated on the same basis. Increases not passed through to tenants will adversely affect our income, cash available for distributions, and the amount of distributions to investors.

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

•

fluctuations in foreign currency exchange rates, which may adversely impact the fair values and earnings streams of our international holdings and, therefore, the returns on our non-dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, it is possible that we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations;

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

We may acquire properties with retail components. As with all rental properties, we are subject to the risk that tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. A lease termination by a tenant that occupies a large area of a retail center (commonly referred to as an anchor tenant) could impact leases of other tenants. Other tenants may be entitled to modify the terms of their existing leases in the event of a lease termination by an anchor tenant, or the closure of the business of an anchor tenant that leaves its space vacant even if the anchor tenant continues to pay rent. Any such modifications or conditions could be unfavorable to us as the property owner and could decrease rents, expense recoveries or the market value of the property. Additionally, major tenant closures may result in decreased customer traffic, which could lead to decreased sales at other stores. In the event of a default by a tenant or anchor store, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.

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

We may make or invest in mezzanine loans, which involve greater risks of loss than senior loans secured by real properties.

We may make or invest in mezzanine loans that generally take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of an entity that directly or indirectly owns real property. These types of investments involve a higher degree of risk than long-term senior mortgage loans secured by real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our mezzanine loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than traditional mortgage loans, resulting in less equity in the real property and increasing our risk of loss of principal. We will make mortgage loans only in accordance with the investment restrictions we have adopted.

We will be subject to risks that result from our passive ownership of real estate, including our investment in CBRE Strategic Partners Asia.

We have invested and may make future investments in which we passively own real estate. A passive investment in real estate, such as our investment in CBRE Strategic Partners Asia, involves risks not otherwise present with other methods of owning real estate. Examples of these risks include:

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

Terrorist attacks and other acts of violence or war may affect the market for our common shares, the industry in which we conduct our operations and our profitability.

Terrorist attacks may harm our results of operations and your investment. We cannot assure you that there will not be terrorist attacks in the localities in which we conduct business. These attacks or armed conflicts may directly impact the property underlying our asset-based securities or the securities markets in general. Losses resulting from these types of events are uninsurable.

More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the worldwide financial markets and economy. Adverse economic conditions could harm the value of the property underlying our asset-backed securities or the securities markets in general which could harm our operating results and revenues.

Financing Risks

Recent turmoil in the credit markets could affect our ability to obtain debt financing on reasonable terms and the values of our assets.

The commercial real estate debt markets have been negatively impacted by the recent credit market disruptions. Securitized commercial mortgage lenders have virtually ceased lending. Lenders who hold commercial mortgages for investment have significantly tightened underwriting standards and reduced lending amounts. The result is a significant decrease in available debt capital and a significant increase in its cost. Other than our $45,000,000 revolving credit facility (which was fully undrawn as of December 31, 2008), none of our debt matures prior to 2011 and most of our debt is at fixed interest rates. As a result, our current portfolio should be largely insulated from direct impact of the current debt market environment. However, should the reduced availability of debt and/or the increased cost of borrowing continue, we would fund acquisitions entirely with cash, which could reduce the pace of our acquisitions. In addition, the state of the debt markets could result in near-term price or value decreases for real estate assets. Although this may benefit us for future acquisitions, it could negatively impact the current value of our existing assets.

Over the past year, financial markets have exhibited increasing volatility in terms of stock prices, interest rates, credit spreads, commodity prices and foreign exchange rates. In response to current financial market conditions, legislators and financial regulators implemented a number of mechanisms designed to add stability to these markets, including the provision of direct and indirect assistance to distressed financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers, implementation of programs by the Federal Reserve to provide liquidity to the commercial paper markets and temporary prohibitions on short sales of certain financial institution securities. It is uncertain what effects any legislation or regulatory initiatives will have on financial markets or the economy. Given this uncertainty, we may not timely anticipate or manage existing, new or additional risks, contingencies or developments associated with our tenants, the real estate capital markets or the leasing markets. Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.

We could become more highly leveraged and an increase in debt service could adversely affect our cash flow and ability to make distributions.

We had approximately $182,713,000 of consolidated outstanding indebtedness, excluding discount and fair value adjustment, representing approximately 37% of our net assets (or approximately 31% of the approximate total acquisition cost of our consolidated properties, including intangibles) as of December 31, 2008. Although we have adopted a policy to limit our aggregate borrowing to no more than 65% of the cost of our assets before non-cash reserves and depreciation, subject to the 300% of net assets borrowing restriction described below, this policy may be altered at any time or suspended by our Board of Trustees if necessary to pursue attractive investment opportunities. Our organizational documents contain a limitation on the amount of indebtedness that we may incur, so that until our shares are listed on a national securities exchange, our aggregate borrowing may not exceed 300% of our net assets unless any excess borrowing is approved by a majority of our independent trustees and is disclosed to shareholders in our next quarterly report. If we become more highly leveraged, then the resulting increase in debt service could adversely affect our ability to make payments on outstanding indebtedness and to pay our anticipated distributions and/or the distributions required to qualify as a REIT, and could harm our financial condition.

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

•

the amount of income that a REIT may earn from hedging transactions (other than through taxable REIT subsidiaries) to offset interest rate losses is limited by U.S. federal tax provisions governing REITs;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the party owing money in the hedging transaction may default on its obligation to pay; and

•	a court could rule that such an agreement is not legally enforceable.

We have adopted a policy relating to the use of derivative financial instruments to hedge interest rate risks related to our borrowings. This policy governs our use of derivative financial instruments to manage the interest rates on our variable rate borrowings. Our policy states that we will not use derivatives for speculative or trading purposes and intend only to enter into contracts with major financial institutions based on their credit rating and other factors, but our Board of Trustees may choose to change these policies in the future. Hedging may reduce the overall returns on our investments, which could reduce our cash available for distribution to our shareholders. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows.

If we decide to sell any of our properties, we intend to use our best efforts to sell them for cash. However, in some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to shareholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our shareholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our shareholders.

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

As a REIT, we must distribute 90% of our annual net taxable income (excluding net capital gains) to our shareholders and we are subject to regular corporate income tax to the extent that we distribute less than 100% of our annual net taxable income. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to make distributions necessary to qualify as a REIT and avoid the payment of income and excise taxes, we may need to borrow funds on a short-term, or possibly long-term, basis, use proceeds from our current public offering or future public offerings, or sell properties, even if the then prevailing market conditions are not favorable for borrowings or sales. In addition, we may utilize these funding sources to make distributions that exceed the amount we are required to distribute to qualify as a REIT. Our need for cash to make distributions could result from, among other things, a difference in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes, the effect of non-deductible capital expenditures, the creation of reserves and the repayment of indebtedness.

Dividends payable by REITs generally do not qualify for reduced U.S. federal income tax rates.

The maximum U.S. federal income tax rate for dividends payable by domestic corporations to individual U.S. shareholders is 15% (through 2010). Dividends payable by REITs, however, are generally not eligible for the reduced rates. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares.

We will pay some taxes.

Even if we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some U.S. federal, state, local and foreign taxes on our income and property, including a 100% penalty tax on any gain recognized on property held primarily for sale to customers in the ordinary course of a trade or business. To the extent that we are required to pay U.S. federal, state, local or foreign taxes, we will have less cash available for distribution to our shareholders.

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

In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entire entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Internal Revenue Code, may be applicable, and there may be liability under these and other provisions of ERISA and the Internal Revenue Code. If the Investment Advisor or we are exposed to liability under ERISA or the Internal Revenue Code, our performance and results of operations could be adversely affected. Prior to making an investment in us, you should consult with your legal and other advisors concerning the impact of ERISA and the Internal Revenue Code on your investment and our performance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As of December 31, 2008, we did not have any unresolved comments with the staff of the SEC.

ITEM 2.	PROPERTIES

Properties

As of December 31, 2008, we owned, on a consolidated basis, 52 office, retail, and industrial (primarily warehouse/distribution) properties located in eight states (California, Georgia, Illinois, Massachusetts, North Carolina, South Carolina, Texas and Virginia) and in the United Kingdom, encompassing approximately 6,771,000 rentable square feet, as well as one undeveloped land parcel in Georgia. Our properties previously held for sale have been transferred to continuing operations. Our consolidated properties were approximately 84.17% leased (based upon square feet) as of December 31, 2008. As of December 31, 2008, certain of our consolidated properties were subject to mortgage debt, a description of which is set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Financing.”

In addition, we have ownership interests in three unconsolidated entities that, as of December 31, 2008, owned interests in 18 properties. Excluding those properties owned through our investment in CBRE Strategic Partners Asia, we owned on an unconsolidated basis, eight industrial, office and retail properties located in seven states (Arizona, Florida, Indiana, North Carolina, Ohio, Tennessee and Texas) encompassing approximately 5,649,000 rentable square feet. Our unconsolidated properties were approximately 99.72% leased (based upon square feet) as of December 31, 2008. As of December 31, 2008, certain of our unconsolidated properties were subject to mortgage debt, a description of which is set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Financing.”

The following table provides information relating to our properties, excluding those owned through our investment in CBRE Strategic Partners Asia, as of December 31, 2008. These properties consisted of 45 industrial properties, encompassing 10,987,000 rentable square feet, 12 office properties, encompassing 937,000 rentable square feet and three retail properties, encompassing 496,000 rentable square feet.

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Domestic Consolidated Properties:
REMEC Corporate Campus 1 San Diego, CA	9/15/2004	1983	Office	100.00%	34	100.00%	$6,833
REMEC Corporate Campus 2 San Diego, CA	9/15/2004	1983	Office	100.00%	30	100.00%	6,125
REMEC Corporate Campus 3 San Diego, CA	9/15/2004	1983	Office	100.00%	37	100.00%	7,523
REMEC Corporate Campus 4 San Diego, CA	9/15/2004	1983	Office	100.00%	31	100.00%	6,186
300 Constitution Drive Boston, MA	11/3/2004	1998	Warehouse/Distribution	100.00%	330	100.00%	19,805
Deerfield Commons(2) Atlanta, GA	6/21/2005	2000	Office	100.00%	122	100.00%	21,834
505 Century(8) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	100	72.40%	6,095
631 International(8) Dallas, TX	1/9/2006	1998	Warehouse/Distribution	100.00%	73	100.00%	5,407
660 North Dorothy(8) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	120	100.00%	6,836
Bolingbrook Point III Chicago, IL	8/29/2007	2006	Warehouse/Distribution	100.00%	185	100.00%	18,170
Cherokee Corporate Park(8) Spartanburg, SC	8/30/2007	2000	Warehouse/Distribution	100.00%	60	100.00%	3,775
Community Cash Complex 1(8) Spartanburg, SC	8/30/2007	1960	Warehouse/Distribution	100.00%	205	70.71%	2,690
Community Cash Complex 2(8) Spartanburg, SC	8/30/2007	1978	Warehouse/Distribution	100.00%	145	93.57%	2,225
Community Cash Complex 3(8) Spartanburg, SC	8/30/2007	1981	Warehouse/Distribution	100.00%	116	100.00%	1,701
Community Cash Complex 4(8) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	33	0.00%	547
Community Cash Complex 5(8) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	53	0.00%	824
Fairforest Building 1(8) Spartanburg, SC	8/30/2007	2000	Manufacturing	100.00%	51	100.00%	2,974
Fairforest Building 2(8) Spartanburg, SC	8/30/2007	1999	Manufacturing	100.00%	104	100.00%	5,379
Fairforest Building 3(8) Spartanburg, SC	8/30/2007	2000	Manufacturing	100.00%	100	100.00%	5,760
Fairforest Building 4(8) Spartanburg, SC	8/30/2007	2001	Manufacturing	100.00%	101	100.00%	5,640
Fairforest Building 5 Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	316	100.00%	16,968
Fairforest Building 6(4) Spartanburg, SC	8/30/2007	2005	Manufacturing	100.00%	101	100.00%	7,469
Fairforest Building 7(8) Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	101	61.60%	5,626
Greenville/Spartanburg Industrial Park(8) Spartanburg, SC	8/30/2007	1990	Manufacturing	100.00%	67	100.00%	3,388
Highway 290 Commerce Park Building 1(8) Spartanburg, SC	8/30/2007	1995	Warehouse/Distribution	100.00%	150	33.33%	5,388
Highway 290 Commerce Park Building 5(8) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	30	100.00%	1,420
Highway 290 Commerce Park Building 7(8) Spartanburg, SC	8/30/2007	1994	Warehouse/Distribution	100.00%	88	100.00%	4,889
HJ Park Building 1 Spartanburg, SC	8/30/2007	2003	Manufacturing	100.00%	70	100.00%	4,216
Jedburg Commerce Park(8) Charleston, SC	8/30/2007	2007	Manufacturing	100.00%	513	100.00%	41,991
Kings Mountain I(4) Charlotte, NC	8/30/2007	1998	Warehouse/Distribution	100.00%	100	100.00%	5,497
Kings Mountain II Charlotte, NC	8/30/2007	2002	Warehouse/Distribution	100.00%	302	100.00%	11,311
Mount Holly Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	100.00%	6,208

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
North Rhett I Charleston, SC	8/30/2007	1973	Warehouse/Distribution	100.00%	285	100.00%	10,302
North Rhett II Charleston, SC	8/30/2007	2001	Warehouse/Distribution	100.00%	102	0.00%	7,073
North Rhett III(4) Charleston, SC	8/30/2007	2002	Warehouse/Distribution	100.00%	80	100.00%	4,812
North Rhett IV Charleston, SC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	100.00%	17,060
Orangeburg Park Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	100.00%	5,474
Orchard Business Park 2(8) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	18	100.00%	761
Union Cross Building I Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	101	100.00%	6,585
Union Cross Building II Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	100.00%	17,216
Highway 290 Commerce Park Building 2(8) Spartanburg, SC	9/24/2007	1995	Warehouse/Distribution	100.00%	100	100.00%	4,626
Highway 290 Commerce Park Building 6(8) Spartanburg, SC	11/1/2007	1996	Warehouse/Distribution	100.00%	105	0.00%	3,760
Orchard Business Park 1(8) Spartanburg, SC	11/1/2007	1994	Warehouse/Distribution	100.00%	33	100.00%	1,378
Lakeside Office Center Dallas, TX	3/5/2008	2006	Office	100.00%	99	99.18%	17,992
Kings Mountain III(8) Charlotte, NC	3/14/2008	2007	Warehouse/Distribution	100.00%	542	0.00%	25,700
Enclave on the Lake Houston, TX	7/1/2008	1999	Office	100.00%	171	100.00%	37,825
Avion Midrise III Washington, DC	11/18/2008	2002	Office	100.00%	71	100.00%	21,101
Avion Midrise IV Washington, DC	11/18/2008	2002	Office	100.00%	72	100.00%	21,101

Total Domestic Consolidated Properties					6,481	83.47%	453,466

International Consolidated Properties:
602 Central Blvd. Coventry, UK	4/27/2007	2001	Office	100.00%	50	100.00%	23,847
Thames Valley Five Reading, UK	3/20/2008	1998	Office	100.00%	40	100.00%	29,570
Albion Mills Retail Park Wakefield, UK	7/11/2008	2000	Retail	100.00%	55	100.00%	22,096
Maskew Retail Park(8) Peterborough, UK	10/23/2008	2007	Retail	100.00%	145	100.00%	53,703

Total International Consolidated Properties					290	100.00%	129,216

Total Consolidated Properties					6,771	84.17%	582,682

Unconsolidated Properties(5):
Buckeye Logistics Center (6) Phoenix, AZ	6/12/2008	2008	Warehouse/Distribution	80.00%	605	100.00%	35,636
Afton Ridge Shopping Center(7) Charlotte, NC	9/18/2008	2007	Retail	90.00%	296	94.59%	45,328
AllPoints at Anson Bldg. 1(6) Indianapolis, IN	9/30/2008	2008	Warehouse/Distribution	80.00%	631	100.00%	27,111
12200 President’s Court(6) Jacksonville, FL	9/30/2008	2008	Warehouse/Distribution	80.00%	772	100.00%	29,995
201 Sunridge Blvd.(6) Dallas, TX	9/30/2008	2008	Warehouse/Distribution	80.00%	823	100.00%	25,675
Aspen Corporate Center 500(6) Nashville, TN	9/30/2008	2008	Office	80.00%	180	100.00%	30,028
125 Enterprise Parkway(6) Columbus, OH	12/10/2008	2008	Warehouse/Distribution	80.00%	1,142	100.00%	38,075
Allpoints Midwest Bldg. 1(6) Indianapolis, IN	12/10/2008	2008	Warehouse/Distribution	80.00%	1,200	100.00%	41,357

Total Unconsolidated Properties(5)					5,649	99.72%	273,205

Total Properties(5)					12,420	91.24%	$855,887

(1)	Approximate total acquisition cost represents the pro rata purchase price inclusive of customary closing costs and acquisition fees/acquisition expenses.
(2)	Includes undeveloped land zoned for future use.
(3)	Properties previously held for sale were transferred to continuing operations during the quarter ended September 30, 2008.
(4)	Includes the purchase prices of adjacent land parcels acquired on January 23, 2008.
(5)	Does not include CBRE Strategic Partners Asia properties.
(6)	This property is held through the Duke joint venture.
(7)	This property is held through the Afton Ridge joint venture.
(8)	This property is unencumbered and not secured by mortgage debt.

Additional information relating to our consolidated and unconsolidated properties as of December 31, 2008 is provided below.

Domestic Properties—Consolidated

REMEC Corporate Campus—San Diego, CA

The REMEC Corporate Campus is a research and development office property which consists of four properties on three separate parcels, and application has been made to the city of San Diego to split one parcel, creating a fourth parcel. It is 100% leased to REMEC Defense and Space, Inc. a subsidiary of Cobham Defense Electronic System Corporation (a subsidiary of Cobham plc in the United Kingdom), a designer and manufacturer of sophisticated wireless communications networks for the defense, space and commercial sectors. Such lease is scheduled to expire in April 2017. The property serves as the corporate headquarters for REMEC’s Defense and Space division. REMEC has occupied the property for more than 17 years. The REMEC Corporate Campus is located in the Kearny Mesa submarket in the heart of central San Diego bounded by I-52 to the north, I-805 to the west and I-15 to the east. The property offers easy access off Kearny Villa Road and I-52. Kearny Mesa’s central location, freeway access, numerous points of ingress and egress, lack of congestion, and nearby retail support services allow this central suburban industrial submarket to compete advantageously with other adjacent San Diego industrial submarkets.

300 Constitution Drive—Boston, MA

300 Constitution Drive is a property comprised of 330,000 square feet of primarily distribution space on 27 acres of land. The property has potential for additional development, allowing for expansion of the existing distribution space. It was previously 100% leased to Chadwick’s of Boston, Inc. under a long-term lease that is scheduled to expire in March 2013. On July 25, 2008, the lease was assigned to Women’s Apparel Group, LLC, by Chadwick’s of Boston, Inc. Women’s Apparel Group, LLC, an owner and operator of women’s apparel companies, is now the tenant of the 300 Constitution Drive property.

Deerfield Commons I & II—Atlanta, GA

Deerfield Commons I is a multi-tenant office building located in Alpharetta, Georgia, a suburb of Atlanta, which is leased to tenants encompassing a variety of business uses including financial services, publishing, and executive suites. Lease terms range from three to ten years. Regus Business Centers is the largest tenant at this property, and occupies approximately 45,321 square feet with a lease scheduled to expire in May 2010. Also included with this asset is Deerfield Commons II, ten acres of undeveloped land zoned for office use.

Texas Portfolio—Dallas, TX

Texas Portfolio is comprised of three multi-tenant warehouse/distribution buildings (660 Dorothy, 505 Century, and 631 International) located in Allen and Richardson, Texas, both suburbs of Dallas, which are leased to nine tenants encompassing a variety of business uses including communication, commercial and information technology services.

Bolingbrook Point III—Chicago, Illinois

Bolingbrook Point III located in Bolingbrook, Illinois, a suburb of Chicago, consists of a 185,045 square foot, multi-tenant warehouse distribution building completed in May 2006. The building is 100% leased to two tenants on long-term leases. Kraus Floors, LLC, a joint venture between Kraus Carpet Mills and The Tarkett Group, occupies 86,631 square feet and Compass Group USA, Inc., a managed foodservices company, occupies the remaining 98,414 square feet.

Carolina Portfolio

The Carolina Portfolio consists of 34 warehouse/distribution and manufacturing buildings located in the markets of Greenville/Spartanburg, South Carolina; Charleston, South Carolina; Charlotte, North Carolina; and Winston-Salem, North Carolina. The Carolina Portfolio totals approximately 5,005,452 square feet of industrial space and is currently 80% leased to tenants encompassing a variety of business uses including automotive, consumer products and logistics services. Jedburg Commerce Park is 100% leased to American La France LLC, a manufacturer of fire, rescue and vocational vehicles, under a lease that is scheduled to expire in July 2013 and each of Union Cross Bldg. II, Fairforest Bldg. 5 and North Rhett IV is 100% leased to tenants under leases that are scheduled to expire in October 2009, February 2013 and January 2022, respectively.

Lakeside Office Center—Dallas, Texas

The Lakeside Office Center consists of a 98,750 square foot, three-story office building and surface parking. The building is 99% leased to several tenants, one of which is Teachers Insurance and Annuity Association of America, one of the nation’s largest financial services companies, who occupies 67,516 square feet.

Enclave on the Lake—Houston, Texas

Enclave on the Lake consists of a 171,091 square foot, six-story office building with structured and surface parking lots completed in 1999. The office building is 100% leased to SBM Offshore, a Netherlands based supplier of products and services to the oil and gas industry under a lease that expires in February 2012. The initial annual rent under the lease with SBM Offshore is $4,277,000. In connection with the acquisition of this property, we assumed a $18,790,000 fixed-rate mortgage loan that bears interest at a rate of 5.45% per annum and matures on May 1, 2011.

Avion Midrise III & IV—Washington, D.C.

On November 18, 2008, we acquired a fee interest in Avion Midrise III & IV, located at 14550 and 14560 Avion Parkway, in Chantilly, Virginia. We acquired Avion Midrise III & IV for $42,202,000, inclusive of customary closing costs and acquisition fees, which was funded from the proceeds of our initial public offering. As part of the acquisition, we assumed $22,186,414 of existing debt on Avion Midrise III & IV that has a 5.52% interest rate and matures in April 2014 from CIBC Inc.

Avion Midrise III & IV each consist of a three-story office building, with surface parking lots, completed in 2003 and 2002, respectively. Avion Midrise III has 71,507 rentable square feet and is 100% leased to Lockheed Martin Corporation, a leading supplier of aerospace and defense products and services, under a lease that expires in September 2012. Avion Midrise IV has 71,504 rentable square feet and is 100% leased to the U.S. General Services Administration, under a lease that expires in January 2012. Both buildings have been improved to meet Sensitive Compartmentalized Information Facilities standards that include enhanced access control systems which meet specific security requirements for handling federal classified information.

Domestic Properties—Unconsolidated

Joint Venture with Duke Realty

On May 5, 2008, we entered into a contribution agreement with Duke Realty Limited Partnership (“Duke”), a subsidiary of Duke Realty Corporation (NYSE: DRE), to form the Duke joint venture to acquire $248,900,500 in industrial real property assets (the “Industrial Portfolio”). The Industrial Portfolio consists of six bulk industrial built-to-suit, fully leased properties. On September 12, 2008, we entered into a first amendment to the contribution agreement to acquire a fully leased office building for $37,111,000 and to increase and revise the total purchase commitment to $282,400,000. We own an 80% interest and Duke owns a 20% interest in the Duke joint venture.

On June 12, 2008, September 30, 2008 and December 10, 2008, the Duke joint venture acquired fee interests in seven properties pursuant to the contribution agreement. All of the properties acquired are new built-to-suit, 100% leased, single-tenant buildings that do not have an operating history. The Duke joint venture obtained financing from 40/86 Mortgage Capital, Inc. for each of the seven properties. The financings, totaling $150,000,000, carry an interest rate of 5.58%, a term of five years and are cross-collateralized among the properties. The seven buildings were completed in 2007 and 2008. The Duke joint venture has purchased approximately $282,400,000 of assets, exclusive of acquisition fees and closing costs, to date. As of December 31, 2008, the Duke joint venture holds interests in seven properties, two located in Indiana and in each of Arizona, Florida, Tennessee, Texas and Ohio.

We entered into an operating agreement for the Duke joint venture with Duke on June 12, 2008. Duke acts as the managing member of the Duke joint venture and is entitled to receive fees in connection with the services it provides to the Duke joint venture, including asset management, construction, development, leasing and property management services. Duke is also entitled to a promoted interest in the Duke joint venture. We have joint approval rights over all major decisions.

For a period of three years from the date of the operating agreement, the Duke joint venture will have the right to acquire additional newly developed bulk industrial built-to-suit properties from Duke if such properties satisfy certain specified conditions. We will retain the right to approve the acquisition and purchase price of each such property. The total amount of properties (inclusive of the Industrial Portfolio) that may be contributed to the Duke joint venture over this period may be up to $800,000,000. As of December 31, 2008, we have no further required capital commitments to fund the Duke joint venture, but may continue to participate in future available properties at our discretion.

Those investments where we have the ability to exercise significant influence (but not control) over operating and financial policies of such entities are accounted for using the equity method. We eliminate transactions with such equity method subsidiaries to the extent of our ownership in such entities.

Afton Ridge Joint Venture

On September 18, 2008, we acquired a 90% ownership interest in Afton Ridge Joint Venture, LLC, or Afton Ridge, the owner of Afton Ridge Shopping Center, from unrelated third parties. CK Afton Ridge Shopping Center, LLC, a subsidiary of Childress Klein Properties, Inc., or CK Afton Ridge, will retain a 10% ownership interest in Afton Ridge and will continue to manage Afton Ridge Shopping Center. In connection with the services it provides, CK Afton Ridge will be entitled to receive fees, including management, construction management and property management fees. Afton Ridge Shopping Center is located at the intersection of I-85 and Kannapolis Parkway, in Kannapolis, North Carolina.

Afton Ridge Shopping Center is a 470,288 square foot regional shopping center, completed in 2007, in which we own 296,388 rentable square feet that is currently 95% occupied. One of the shopping center’s anchors, a 173,900 square foot SuperTarget, is not owned by us. Additional anchor tenants in Afton Ridge Shopping Center are Best Buy, Marshalls, PetSmart, Dick’s Sporting Goods, Stein Mart and Ashley Furniture. Afton Ridge Shopping Center is the retail component of a 260 acre master planned mixed-use development.

International Properties—Consolidated

602 Central Blvd.—Coventry, United Kingdom

602 Central Blvd. located in Coventry, United Kingdom consists of a three-story office building containing approximately 49,985 rentable square feet and a surface parking lot completed in 2001. The office building is currently 100% leased to Capita Business Services Limited, part of The Capita Group plc, one of the UK’s largest business process outsourcing firms and the guarantor on the lease. Such lease is scheduled to expire in February 2017; however, Capita Business Services Limited has a one-time option to terminate the lease in February 2010 provided that it gives nine months prior written notice.

Thames Valley Five—Reading, United Kingdom

Thames Valley Five consists of a four story office building and surface parking lot completed in 1998. The office building is 100% leased to Regus (United Kingdom) Ltd., a subsidiary of Regus Group PLC, one of the world’s largest providers of outsourced workplace solutions under a lease that expires in December 2013.

Albion Mills Retail Park—Wakefield, United Kingdom

Albion Mills Retail Park consists of a 55,294 square foot, two unit retail building and surface parking lot completed in 2000. The retail building is 100% leased to Wickes Building Supplies Ltd, one of the United Kingdom’s leading hardware and building supplies retailers, under a lease that expires in May 2030, and DSG Retail Ltd. (d/b/a PC World), one of the largest retailers in the United Kingdom, under a lease that expires in September 2020.

Maskew Retail Park—Peterborough, United Kingdom

On October 23, 2008, we acquired a fee interest in Maskew Retail Park located on Maskew Avenue, Peterborough, United Kingdom. We acquired Maskew Retail Park for approximately £31,827,000 ($53,703,000) including transaction costs and acquisition fees, which was funded using net proceeds from our initial public offering. Upon closing, we paid our Investment Advisor an acquisition fee of approximately $506,850.

Maskew Retail Park consists of a three unit retail development and surface parking lot completed in 2007. The property is 100% leased to three tenants: B&Q plc, the largest home improvement, hardware and building supply retailer in the United Kingdom, under a lease that expires in September 2027; Matalan Retail Limited, one of the largest clothing and household goods retailers in the United Kingdom, under a lease that expires in September 2022; and Argos Limited, a major household goods and general merchandise retailer, under a lease that expires in April 2023

International Properties—Unconsolidated

CBRE Strategic Partners Asia

We have agreed to a capital commitment of up to $20,000,000 in CB Richard Ellis Strategic Partners Asia II-A, L.P., or CBRE Strategic Partners Asia. On October 16, 2007, we funded $200,000 of our capital commitment. CBRE Investors, our sponsor, formed CBRE Strategic Partners Asia to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in Asia, including China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. The initial closing of CBRE Strategic Partners Asia was in October 2007 with additional commitments being accepted through January 2008. CBRE Strategic Partners Asia closed on January 31, 2008, with aggregate capital commitments of $394,200,000. CBRE Strategic Partners Asia has an eight-year term, which may be extended for up to two one-year periods with the approval of two-thirds of the limited partners.

As of December 31, 2008, CBRE Strategic Partners Asia, with its parallel fund CB Richard Ellis Strategic Partners Asia II, L.P., had aggregate investor commitments of approximately $394,200,000 from institutional investors including CBRE Investors. As of December 31, 2008, we owned an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. Our capital commitment is currently being pledged as collateral on borrowings of CBRE Strategic Partners Asia of which our pro rata portion of such borrowings was approximately $11,662,000 based on our 5.07% ownership interest in CBRE Strategic Partners Asia at December 31, 2008. As of December 31, 2008, CBRE Strategic Partners Asia had acquired ownership interests in ten properties, five in China and five in Japan.

CBRE Strategic Partners Asia is managed by CB Richard Ellis Investors SP Asia II, LLC, or the Investment Manager, an affiliate of CBRE Investors. The Investment Manager is entitled to an annual management fee at an annual rate equal to 1.25% of the capital commitments (or an annual rate of 1.5% of the capital commitments for limited partners (which includes us) with aggregate capital commitments of less than $50,000,000). The Investment Manager is also entitled to an acquisition fee equal to (i) for assets acquired for ground up, new development or asset repositioning involving refurbishment activity, 0.75% of CBRE Strategic Partners Asia’s pro rata share of the total acquisition cost of such investment, plus 0.375% of the amount of projected capital expenditures required for such development or refurbishment activity, or (ii) for all other assets, 0.75% of CBRE Strategic Partners Asia’s pro rata share of the total acquisition cost of such investment. Our share of investment management and acquisition fees paid to the Investment Manager were approximately $271,000 and $51,000 and $104,000 and $45,000, respectively, for the years ended December 31, 2008 and 2007, respectively.

We will pay our Investment Advisor investment management and acquisition fees with respect to our investment in CBRE Strategic Partners Asia. Such fees paid to our investment advisor will be reduced, but not below zero, by our proportionate share of the management and acquisition fees paid to the Investment Manager. As of December 31, 2008, we had paid no fees to our Investment Advisor relating to this investment.

CBRE Strategic Partners Asia is not obligated to redeem the interests of any of its investors, including us, prior to 2017. Except in certain limited circumstances such as transfers to affiliates or successor trustees or state agencies, we will not be permitted to sell our interest in CBRE Strategic Partners Asia without the prior written consent of the general partner, which the general partner may withhold in its sole discretion.

Property Type Concentration

Our property type concentrations as of December 31, 2008 are as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Property Type	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
Warehouse/Distribution	31	4,707	$230,129	6	5,173	$197,849	37	9,880	$427,978
Office	11	757	199,937	1	180	30,028	12	937	229,965
Retail	2	200	75,799	1	296	45,328	3	496	121,127
Manufacturing	8	1,107	76,817	—	—	—	8	1,107	76,817

Total	52	6,771	$582,682	8	5,649	$273,205	60	12,420	$855,887

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Geographic Concentration

Our geographic concentrations as of December 31, 2008 are as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Domestic	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
South Carolina	29	3,645	$184,324	—	—	$—	29	3,645	$184,324
North Carolina	5	1,360	66,309	1	296	45,328	6	1,656	111,637
Texas	5	564	74,155	1	823	25,675	6	1,387	99,830
Indiana	—	—	—	2	1,831	68,468	2	1,831	68,468
Virginia	2	143	42,202	—	—	—	2	143	42,202
Ohio	—	—	—	1	1,142	38,075	1	1,142	38,075
Arizona	—	—	—	1	605	35,636	1	605	35,636
Tennessee	—	—	—	1	180	30,028	1	180	30,028
Florida	—	—	—	1	772	29,995	1	772	29,995
California	4	132	26,667	—	—	—	4	132	26,667
Georgia	1	122	21,834	—	—	—	1	122	21,834
Massachusetts	1	330	19,805	—	—	—	1	330	19,805
Illinois	1	185	18,170	—	—	—	1	185	18,170

Total Domestic	48	6,481	453,466	8	5,649	273,205	56	12,130	726,671
International
United Kingdom	4	290	129,216	—	—	—	4	290	129,216

Total	52	6,771	$582,682	8	5,649	$273,205	60	12,420	$855,887

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Significant Tenants

The following table details our largest tenants as of December 31, 2008 (in thousands):

			Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
	Tenant	Primary Industry	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
1	Amazon.com, Inc(2)	Internet Retail	—	$—	1,235	$4,321	1,235	$4,321
2	SBM Offshore(3)	Petroleum and Mining	171	4,277	—	—	171	4,277
3	Unilever(4)	Consumer Products	—	—	1,595	3,858	1,595	3,858
4	Prime Distribution Services	Logistics and Distribution	—	—	1,200	2,958	1,200	2,958
5	Kellogg’s	Consumer Product	—	—	1,142	2,817	1,142	2,817
6	American LaFrance	Vehicle Related Manufacturing	513	2,810	—	—	513	2,810
7	B&Q	Home Furnishings/ Home improvement	104	2,464	—	—	104	2,464
8	Regus Business Centers	Executive Office Suites	86	2,418	—	—	86	2,418
9	REMEC	Defense and Aerospace	133	2,376	—	—	133	2,376
10	Verizon Wireless(5)	Telecommunications	—	—	180	2,117	180	2,117
11	US General Services Administration	Government	72	2,071	—	—	72	2,071
12	Lockheed Martin	Defense and Aerospace	72	1,741	—	—	72	1,741
13	Women’s Apparel Group	Internet Retail	330	1,426	—	—	330	1,426
14	CEVA Logistics	Logistics and Distribution	316	1,239	—	—	316	1,239
15	Echostar Satellite	Telecommunications	316	1,200	—	—	316	1,200
16	Trans Hold	Logistics and Distribution	316	1,174	—	—	316	1,174
17	Capita Business Services	Business Services	50	1,127	—	—	50	1,127
18	TIAA	Financial Services	68	928	—	—	68	928
19	Intier Automotive	Vehicle Related Manufacturing	164	900	—	—	164	900
20	Wickes Building Supplies	Home Furnishings/ Home improvement	40	888	—	—	40	888
21	Southeastern Container	Other Manufacturing	301	835	—	—	301	835
22	Compass Group USA	Food Service and Retail	98	762	—	—	98	762
23	Briggs Industries	Home Furnishings/ Home improvement	285	740	—	—	285	740
24	Matalan	Specialty Retail	30	730	—	—	30	730
25	Hoke	Other Manufacturing	104	602	—	—	104	602
	All Other (85 tenants)		2,130	10,242	281	3,244	2,411	13,486

			5,699	$40,950	5,633	$19,315	11,332	$60,265

(1)

Net Rentable Square Feet for Unconsolidated Properties is at 100%. Annualized Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

(2)

Our tenants are Amazon.com.azdc, Inc., in our Buckeye Logistics Center property, and Amazon.com.indc, LLC, in our AllPoints at Anson Bldg. 1 property, which are both wholly-owned subsidiaries of Amazon.com.

(3)	Our tenant is Atlantic Offshore Ltd., a wholly-owned subsidiary of SBM Offshore.
(4)	Our tenant is CONOPCO, Inc., a wholly-owned subsidiary of Unilever.
(5)	Verizon Wireless is the d/b/a for Cellco Partnership.

Tenant Industries

Our tenants operate across a wide range of industries. The following table details our tenant-industry concentrations as of December 31, 2008 (in thousands):

	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
Primary Tenant Industry Category	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
Consumer Products	256	$1,267	2,745	$6,817	3,001	$8,084
Logistics and Distribution	910	3,375	1,200	2,958	2,110	6,333
Internet Retail	330	1,426	1,235	4,321	1,565	5,747
Home Furnishings/Home Improvement	549	4,629	35	389	584	5,018
Vehicle Related Manufacturing	900	4,804	—	—	900	4,804
Petroleum and Mining	171	4,277	—	—	171	4,277
Defense and Aerospace	204	4,118	—	—	204	4,118
Other Manufacturing	1,022	3,697	—	—	1,022	3,697
Telecommunications	316	1,207	180	2,117	496	3,324
Business Services	445	3,071	—	—	445	3,071
Executive Office Suites	86	2,418	—	—	86	2,418
Government	72	2,071	—	—	72	2,071
Specialty Retail	45	1,035	75	712	120	1,747
Financial Services	187	1,668	—	—	187	1,668
Food Service and Retail	108	782	20	399	128	1,181
Apparel Retail	—	—	91	847	91	847
Other Retail	22	120	48	675	70	795
Professional Services	54	682	4	80	58	762
Pharmaceutical and Health Care Related	22	303	—	—	22	303

Totals	5,699	$40,950	5,633	$19,315	11,332	$60,265

(1)

Net Rentable Square Feet for Unconsolidated Properties is at 100%. Annualized Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Tenant Lease Expirations

The following table sets forth a schedule of expiring leases for our consolidated and unconsolidated properties as of December 31, 2008 (in thousands):

	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
	Expiring Net Rentable Square Feet	Expiring Base Rent	Expiring Net Rentable Square Feet	Expiring Base Rent	Expiring Net Rentable Square Feet	Expiring Base Rent
2009	972	$4,153	—	$—	972	$4,153
2010	543	4,197	—	—	543	4,197
2011	195	1,066	—	—	195	1,066
2012	523	9,412	22	365	545	9,777
2013	1,294	8,083	20	414	1,314	8,497
2014	146	774	12	207	158	981
2015	710	3,106	—	—	710	3,106
2016	198	1,206	30	236	228	1,442
2017	200	3,421	119	1,240	319	4,661
2018	—	—	3,088	12,834	3,088	12,834
Thereafter	918	7,683	2,342	6,288	3,260	13,971

Total	5,699	$43,101	5,633	$21,584	11,332	$64,685

Weighted Average Expiration (years)		6.57		9.98		7.71

(1)

Expiring Net Rentable Square Feet for Unconsolidated Properties is at 100%. Expiring Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Property Portfolio Size

Our portfolio size at the end of each quarter since commencement of our intial public offering through December 31, 2008 is as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Cumulative Property Portfolio as of:	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
9/30/2006	9	878	$86,644	—	—	$—	9	878	$86,644
12/31/2006	9	878	86,644	—	—	—	9	878	86,644
3/31/2007	9	878	86,644	—	—	—	9	878	86,644
6/30/2007	10	928	110,491	—	—	—	10	928	110,491
9/30/2007	42	5,439	348,456	—	—	—	42	5,439	348,456
12/31/2007	44	5,576	353,594	—	—	—	44	5,576	353,594
3/31/2008	47	6,257	426,856	—	—	—	47	6,257	426,856
6/30/2008	47	6,257	426,856	1	605	35,636	48	6,862	462,492
9/30/2008	49	6,483	486,777	6	3,307	193,773	55	9,790	680,550
12/31/2008	52	6,771	582,682	8	5,649	273,205	60	12,420	855,887

(1)

Net Rentable Square Feet for unconsolidated properties is at 100%. Approximate Total Acquisition Cost is at our pro rata share of effective ownership and does not include our investment in CBRE Strategic Partners Asia.

Rental Operations

During the fourth quarter of 2008, management reevaluated the structure of its business and devised a new reportable segment structure. Our reportable segments consist of three types of commercial real estate properties for which our management internally evaluates operating performance and financial results: the Domestic Industrial Properties, Domestic Office Properties and International Office/Retail Properties. All periods presented have been revised to report our segment results under our new reportable segment structure. We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, management fees and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our company-level general and administrative expenses. The following tables compare the net operating income for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2008	2007	2006
Domestic Industrial Properties
Revenues:
Rental	$20,350	$8,989	$2,990
Tenant Reimbursements	4,323	1,447	652

Total Revenues	24,673	10,436	3,642

Property and Related Expenses:
Operating and Maintenance	1,146	382	179
General and Administrative	147	40	22
Property Management Fee to Related Party	376	114	—
Property Taxes	4,054	1,249	547

Total Expenses	5,723	1,785	748

Net Operating Income	18,950	8,651	2,894

Domestic Office Properties
Revenues:
Rental	8,429	3,890	3,640
Tenant Reimbursements	2,290	1,174	1,178

Total Revenues	10,719	5,064	4,818

Property and Related Expenses:
Operating and Maintenance	1,974	656	681
General and Administrative	61	29	66
Property Management Fee to Related Party	94	39	41
Property Taxes	1,425	529	556

Total Expenses	3,554	1,253	1,344

Net Operating Income	7,165	3,811	3,474

International Office/Retail Properties
Revenues:
Rental	4,617	1,149	—
Tenant Reimbursements	140	12	—

Total Revenues	4,757	1,161	—

Property and Related Expenses:
Operating and Maintenance	128	19	—
General and Administrative	82	23	—
Property Management Fee to Related Party	21	7	—
Property Taxes	—	—	—

Total Expenses	231	49	—

Net Operating Income	4,526	1,112	—

	Year Ended December 31,
	2008	2007	2006
Reconciliation to Consolidated Net Loss
Total Segment Net Operating Income(1)	30,641	13,574	6,368
Interest Expense	10,323	5,049	1,784
General and Administrative	3,030	1,761	763
Investment Management Fee to Related Party	3,964	1,547	739
Class C Fee to Related Party	—	—	145
Depreciation and Amortization	17,171	8,050	4,618

Total Net Operating Loss	(3,847)	(2,833)	(1,681)

Other Income and Expenses
Interest and Other Income	2,039	2,855	255
Net Settlement Receipts on Interest Rate Swaps	65	—	—
Loss on Interest Rate Swaps and Cap	(1,496)	—	—
Gain on Note Payable at Fair Value	1,168	—	—
Loss on Transfer of Held for Sale Real Estate to Continuing Operations	(3,451)	—	—

(Loss) Income Before Minority Interest, Income Taxes and Equity in Loss of Unconsolidated Entities	(5,522)	22	(1,426)
Minority Interest	26	4	(1,058)
Benefit/(Provision) for Income Taxes	82	(279)	—
Equity in Loss of Unconsolidated Entities	(1,242)	(150)	—

Net Loss	$(6,656)	$(403)	$(2,484)

(1)

Total Segment Net Operating Income is a Non-GAAP financial measure which may be useful as a supplemental measure for evaluating the relationship of each reporting segment to the combined total. This measure should not be viewed as an alternative measure of operating performance to our U.S. GAAP presentations provided. Segment “Net Operating Income” is defined as operating revenues (rental income, tenant reimbursements and other property income) less property and related expenses (property expenses, including real estate taxes) before depreciation and amortization expense. The Net Operating Income segment information presented consists of the same Net Operating Income segment information disclosed in Note 10 to our consolidated financial statements in this Annual Report on Form 10-K.

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

Tax Basis and Real Estate Tax

The following table provides information regarding our tax basis and real estate taxes at each of our consolidated properties as of December 31, 2008:

Location	Property	Original Income Tax Basis	2008 Annualized Real Estate Taxes
San Diego, CA	REMEC Corporate Campus	$26,667,000	$304,000
Taunton, MA	300 Constitution Drive	19,805,000	206,000
Alpharetta, GA	Deerfield Commons I	19,572,000	299,000
Alpharetta, GA	Deerfield Commons II	2,262,000	50,000
Allen, TX	505 Century	6,095,000	117,000
Richardson, TX	631 International	5,407,000	107,000
Richardson, TX	660 North Dorothy	6,836,000	130,000
Bolingbrook, IL	Bolingbrook Point III	18,170,000	182,000
Spartanburg, SC	Cherokee Corporate Park	3,775,000	44,000
Spartanburg, SC	Community Cash Complex 1-5	7,987,000	136,000
Spartanburg, SC	Fairforest Bldgs 1-4	19,753,000	412,000
Spartanburg, SC	Fairforest Bldg. 5	16,968,000	249,000
Spartanburg, SC	Fairforest Bldg. 6	7,469,000	150,000
Spartanburg, SC	Fairforest Bldg. 7	5,626,000	129,000
Spartanburg, SC	Greenville/Spartanburg Ind. Pk	3,388,000	66,000
Spartanburg, SC	Highway 290 Commerce Pk Bldgs	20,083,000	368,000
Spartanburg, SC	HJ Park Bldg. 1	4,216,000	91,000
Charleston, SC	Jedburg Commerce Park	41,991,000	416,000
Charlotte, NC	Kings Mountain I	5,497,000	35,000
Charlotte, NC	Kings Mountain II	11,311,000	56,000
Charleston, SC	Mount Holly Building	6,208,000	72,000
Charleston, SC	North Rhett I	10,302,000	284,000
Charleston, SC	North Rhett II	7,073,000	63,000
Charleston, SC	North Rhett III	4,812,000	66,000
Charleston, SC	North Rhett IV	17,060,000	235,000
Charleston, SC	Orangeburg Park Bldg.	5,474,000	89,000
Spartanburg, SC	Orchard Business Park 1 & 2	2,139,000	43,000
Winston-Salem, NC	Union Cross Bldg. I	6,585,000	129,000
Winston-Salem, NC	Union Cross Bldg. II	17,216,000	130,000
Lewisville, TX	Lakeside Office Center	17,992,000	366,000
Charlotte, NC	Kings Mountain III	25,700,000	76,000
Houston, TX	Enclave on the Lake	37,825,000	837,000
Washington, DC	Avion Midrise III	21,101,000	107,000
Washington, DC	Avion Midrise IV	21,101,000	108,000
Coventry, UK	602 Central Blvd.	23,847,000	N/A
Reading, UK	Thames Valley Five	29,570,000	N/A
Wakefield, UK	Albion Mills Retail Park	22,096,000	N/A
Peterborough, UK	Maskew Retail Park	53,703,000	N/A

Total		$582,682,000	$6,152,000

Regulations

Our properties, as well as any other properties that we may acquire in the future, are subject to various international, U.S. federal, state and local laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. Our properties are subject to regulation under federal laws, such as the ADA, under which all public accommodations must meet federal requirements related to access and use by disabled persons, and state and local laws addressing earthquake, fire and life safety requirements. Although we believe that our properties substantially comply with present requirements under applicable governmental regulations, none of our properties have been audited or investigated for compliance by any regulatory agency. If we were not in compliance with material provisions of the ADA or other regulations affecting our properties, we might be required to take remedial action, which could include making modifications or renovations to properties. Federal, state or local governments may also enact future laws and regulations that could require us to make significant modifications or renovations to our properties. If we were to incur substantial costs to comply with the ADA or any other regulations, our financial condition, results of operations, cash flow, the quoted trading prices of our securities and ability to satisfy our debt service obligations and to pay distributions to shareholders could be adversely affected. We believe that we have all permits and approvals necessary under current law to operate our properties.

Recent Developments

On March 30, 2009, the Duke joint venture entered into a purchase and sale agreement to acquire each of (i) 22535 Colonial Pkwy., located at 22535 Colonial Pkwy., Katy, TX, a suburb of Houston, and (ii) Celebration Office Center III, located at 1390 Celebration Blvd., Kissimmee, FL, a suburb of Orlando. Also on March 30, 2009, the Duke joint venture entered into a contribution agreement to acquire Fairfield Distribution Ctr. IX located 4543-4561 Oak Fair Blvd., Tampa FL.

The Duke joint venture will acquire 22535 Colonial Pkwy. for approximately $14,700,000, Celebration Office Center III for approximately $17,750,000 and Fairfield Distribution Ctr. IX for approximately $9,300,000, exclusive of customary closing costs. We own an 80% interest in the Duke joint venture and, at closing, we will make a cash contribution of approximately $33,500,000 to the Duke joint venture in connection with the three acquisitions, which we expect to fund by using the net proceeds from our current public offering. While we anticipate these acquisitions will close during the third quarter of 2009, these agreements are subject to a number of contingencies and there can be no assurances that these acquisitions will transpire.

22535 Colonial Pkwy. consists of a 89,750 square foot two-story office building that was completed in March 2009 and has no operating history. 22535 Colonial Pkwy. was built-to-suit and is 100% leased to Det Norske Veritas (U.S.A.), Inc., a third-party provider of risk management services for the maritime industry, under a lease that expires in June 2019. Celebration Office Center III consists of a 100,924 square foot three-story office building that will be completed in April 2009 and has no operating history. Celebration Office Center III is being built-to-suit and is 100% leased to Disney Vacation Development, Inc., the developer and operator of Disney Vacation Club timeshares, under a lease that expires in March 2016. Fairfield Distribution Ctr. IX consists of a 136,212 square foot warehouse/distribution building that was completed in September 2008 and has no operating history. Fairfield Distribution Ctr. IX was built-to-suit and is 100% leased to Iron Mountain, the leading records management company in the U.S., under a lease that expires in August 2025.

ITEM 3.	LEGAL PROCEEDINGS

We were not party to any material legal proceedings at December 31, 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We are currently offering up to $3,000,000,000 in our common shares pursuant to an effective registration statement, 90% of which are being offered at a price of $10.00 per share, and 10% of which are being offered pursuant to our distribution reinvestment plan at a price of $9.50 per share. In each case, the offering price was arbitrarily determined by our Board of Trustees. We reserve the right to reallocate the common shares we are offering between the primary offering and our distribution reinvestment plan.

In accordance with Financial Industry Regulatory Authority Rule 2710, the estimated value of our common shares was deemed to be $10.00 per share as of December 31, 2008. The basis for this estimated value is the fact that, as of December 31, 2008, we were conducting our initial public offering of our common shares at the price of $10.00 per share to third-party investors through arms-length transactions. However, there is no established public trading market for the common shares at this time, and there can be no assurance that shareholders could receive $10.00 per share if such a market did exist and they sold their common shares or that they will be able to receive such amount for their common shares in the future. Moreover, we have not performed an appraisal of our properties; as such, this estimated value is not necessarily based upon the appraised value of our properties, nor does it necessarily represent the amount shareholders would receive if our properties were sold and the proceeds distributed to our shareholders in a liquidation, which amount may be less than $10.00 per share, because at the time we were purchasing our properties, the amount of funds available for investments was reduced by selling commissions, dealer manager fees and marketing support fees, organization and offering costs and acquisition and advisory fees and expenses, as described in more detail in the notes to our consolidated financial statements included in this report. As a result, it would be expected that, in the absence of other factors affecting property values, our aggregate net asset value may be less than the proceeds of our public offering and may not be the best indicator of the value of shares purchased as a long-term income producing investment. In addition, we may conduct additional public offerings of our common shares. Prior to providing a liquidity event for our shareholders, our Board of Trustees will determine the public offering price of our common shares for future public offerings, which may or may not be the same as our current public offering price.

Dividend Reinvestment Plan

The following is a summary of our dividend reinvestment plan that allows you to have dividends and other distributions otherwise distributable to you invested in additional common shares. As of December 31, 2008, we had issued 1,102,327 common shares pursuant to our dividend reinvestment plan.

Administrator

Boston Financial Data Services, Inc. serves as the plan administrator. The plan administrator administers the plan, keeps records and provides each participant with purchase confirmations.

Eligibility

Our existing shareholders, persons who receive our shares upon conversion of OP units of CBRE OP and investors who have purchased shares in our public offerings are eligible to participate in our dividend reinvestment plan, provided such persons meet the investor suitability and minimum purchase requirements of their states of residence. We may elect to deny your participation in the dividend reinvestment plan if you reside in a jurisdiction or foreign country where, in our judgment, the burden or expense of compliance with applicable securities laws makes your participation impracticable or inadvisable.

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

Share Purchases

Shares will be purchased under the dividend reinvestment plan on the quarterly dividend payment dates. Shares will be purchased at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor or another firm we choose for that purpose. The purchase of fractional shares is a permissible, and likely, result of the reinvestment of dividends under the dividend reinvestment plan. Shares may be issued under the dividend reinvestment plan until all shares registered as part of our offering have been sold. After that time, we may purchase shares either through purchases on the open market, if a market then exists, or through an additional issuance of shares. In either case, the price per share will be equal to the then-prevailing market price, which shall equal the price on a national securities exchange, the Nasdaq Global Select Market or the Nasdaq Global Market on which such shares are listed on the dividend reinvestment date if such shares are then listed.

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

At this time, participants do not have the option to make voluntary contributions to the dividend reinvestment plan to purchase shares in excess of the amount of shares that can be purchased with their distributions. Our Board of Trustees reserves the right, however, to amend the dividend reinvestment plan in the future to permit voluntary contributions to the dividend reinvestment plan by participants, to the extent consistent with our objective of qualifying as a REIT.

Purchase Confirmations

The plan administrator provides a confirmation of your quarterly purchases under the dividend reinvestment plan. The plan administrator is to provide the confirmation to you or your designee within 30 days after the end of each quarter, which confirmation is to disclose the following information:

•	each dividend reinvested for your account during the quarter;

•	the date of the reinvestment;

•	the number and price of the shares purchased by you; and

•	the total number of shares in your account.

Fees and Commissions

We do not pay selling commissions, the dealer manager fee or the marketing support fee on shares sold under our dividend reinvestment plan. We do not receive a fee for selling shares under the dividend reinvestment plan. We are responsible for all administrative charges and expenses charged by the plan administrator. Any interest earned on such distributions will be paid to us to defray certain costs relating to the dividend reinvestment plan. The administrative charge for each fiscal quarter is the lesser of 5% of the amount reinvested for the participant or $2.50, with a minimum charge of $0.50.

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

Termination of Participation

You may terminate your participation (in whole and not in part) in the dividend reinvestment plan at any time, without penalty, by providing written notice to us at least ten business days prior to the last day of the fiscal period to which the distribution relates. If you terminate your participation in the dividend reinvestment plan, the plan administrator will send you a check in payment for the amount of any distributions that have not been reinvested in shares, and our record books will be revised to reflect the ownership records of your whole and fractional shares. Any transfer of your shares will effect a termination of the participation of those shares in the dividend reinvestment plan. You must promptly notify us should you no longer meet the suitability standards described under the “Suitability Standards” section of the prospectus relating to our current public offering or cannot make the other representations or warranties set forth in the subscription agreement at any time prior to the listing of our shares on the New York Stock Exchange or another national exchange. We will terminate your participation to the extent that a reinvestment of your dividends in our shares would cause you to exceed the ownership limitation contained in our declaration of trust. In the event you terminate your participation in the dividend reinvestment plan, you may subsequently re-enroll in the plan upon receipt of the then current version of the prospectus relating to our current public offering or a separate current prospectus relating solely to the plan by notifying the plan agent and completing any required documents.

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

During our current public offering and subsequent public offerings of our common shares, the amount received from the redemption of shares will also be equal to a percentage of the price actually paid for the shares, which percentage is dependent upon the number of years the shares are held, as described in the table above. However, in no event may the amount received from the redemption of shares during an offering exceed the offering price of our common shares in such offering.

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

Redemption of shares, when requested, will be made quarterly and, in the event our available cash flow is insufficient to fund all redemption requests, each shareholder’s request will be reduced on a pro rata basis. Alternatively, if we do not have such funds available, at the time when redemption is requested, a shareholder can (i) withdraw his or her request for redemption, or (ii) ask that we carry over his or her request to the next quarterly period, if any, when sufficient funds become available. If a shareholder does not make a subsequent request, we will treat the initial redemption request as cancelled. Any transfer of shares by a shareholder participating in our dividend reinvestment plan will terminate participation in the plan with respect to the transferred shares.

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

The Board of Trustees, in its sole discretion, may choose to terminate or otherwise amend the terms of the share redemption program or to reduce the number of shares purchased under the share redemption program if it determines the funds otherwise available to fund our share redemption program are needed for other purposes If we terminate, amend or suspend the share redemption program or reduce the number of shares to be redeemed under the share redemption program, we will provide 30 days’ advance notice to shareholders, and we will disclose the change in quarterly reports filed with the SEC on Form 10-Q.

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

You will have no right to request redemption of your shares should our shares become listed on a national securities exchange, the Nasdaq Global Select Market or the Nasdaq Global Market. Our share redemption program is only intended to provide interim liquidity for shareholders until a secondary market develops for the shares, at which time the program would terminate. No such market presently exists, and we cannot assure you that any market for your shares will ever develop.

The shares we redeem under our share redemption program will be returned to the status of authorized but unissued common shares. During the years ended December 31, 2008, 2007 and 2006, we repurchased, 383,235 common shares, 38,371 common shares and 32,331 common shares, respectively, under our share redemption program.

Shares

The number of our common shares issued and outstanding as of March 20, 2009 was 69,131,461.

Distribution Policy

We intend to distribute all or substantially all of our net taxable income (which does not ordinarily equate to net income as calculated in accordance with GAAP) to our shareholders in each year. We intend to declare dividends on a daily basis, but aggregate and pay dividends on a quarterly basis. Our dividend policy is subject to revision at the discretion of our Board of Trustees without notice to you or shareholder approval. All distributions will be made by us at the discretion of our Board of Trustees and will be based upon our Board of Trustee’s evaluation of our assets, operating results, historical and projected cash flows (and sources thereof), historical and projected equity offering proceeds from our offerings, historical and projected debt incurred, projected investments and capital requirements, the anticipated timing between receipt of our equity offering proceeds and investment of those proceeds, maintenance of REIT qualification, applicable provisions of Maryland law, general economic, market and industry conditions, and such other factors as our Board of Trustees deems relevant.

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

The following table sets forth the distributions per common share declared by our Board of Trustees and dates of such distributions:

Quarter	Declared	Date of Distribution
First Quarter, 2006	$0.125	April 20, 2006
Second Quarter, 2006	$0.125	July 20, 2006
Third Quarter, 2006	$0.125	October 3, 2006
Fourth Quarter, 2006	$0.125	January 16, 2007
First Quarter, 2007	$0.125	April 20, 2007
Second Quarter, 2007	$0.1375	July 20, 2007
Third Quarter, 2007	$0.1375	October 19, 2007
Fourth Quarter, 2007	$0.14375	January 21, 2008
First Quarter, 2008	$0.14375	April 18, 2008
Second Quarter, 2008	$0.14375	July 18, 2008
Third Quarter, 2008	$0.15	October 20, 2008
Fourth Quarter, 2008	$0.15	January 20, 2009
First Quarter, 2009	$0.15	April 17, 2009*
Second Quarter, 2009	$0.15	July 17, 2009*

*	Anticipated payment date

On December 16, 2008, our Board of Trustees approved a quarterly distribution to shareholders of $0.15 per common share for the first quarter of 2009. The distribution will be calculated on a daily basis and paid on April 17, 2009 to shareholders of record during the period January 1, 2009 through and including March 31, 2009. On an annualized basis, this distribution amount represents a 6.0% yield based on the current $10.00 per share offering price of our common shares. However, no assurance can be made that distributions will be sustained at current levels.

On March 17, 2009, our Board of Trustees approved a quarterly distribution to shareholders of $0.15 per common share for the second quarter of 2009. The distribution will be calculated on a daily basis and paid on July 17, 2009 to shareholders of record during the period April 1, 2009 through and including June 30, 2009. On an annualized basis, this distribution amount represents a 6.0% yield based on the current $10.00 per share offering price of our common shares. However, no assurance can be made that distributions will be sustained at current levels.

Our 2004 distributions were funded 98% by cash flows provided by operating activities and 2% from uninvested proceeds of our private offering; our 2005 and 2006 distributions were funded 100% by cash flows provided by operating activities; our 2007 distributions were funded 81.61% by cash flows provided by operating activities and 18.39% from uninvested proceeds from the financings of our properties; our 2008 distributions were funded 67.56% by cash flows provided by operating activities and 32.44% from uninvested proceeds from financings of our properties. We cannot assure you that we have sufficient cash available for future distributions at this level, or at all.

To the extent that our cash available for distribution is less than the amount we are required to distribute to qualify as a REIT, we may consider various funding sources to cover any shortfall, including borrowing funds on a short-term, or possibly long-term, basis, using proceeds from our public offerings, or selling properties. In addition, we may utilize these funding sources to make distributions that exceed the amount we are required to distribute to qualify as a REIT.

Unregistered Sales and Repurchases of Securities

During the year ended December 31, 2008, we did not sell any equity securities that are not registered under the Securities Act of 1933, as amended. See “-Share Redemption Program” for a discussion of our share redemption program, including shares that we have redeemed thereunder.

Use of Proceeds from Sale of Registered Securities

The registration statement relating to our initial public offering (No. 333-127405) was declared effective on October 24, 2006. CNL Securities Corp. is the Dealer Manager of our offering. The registration statement covers up to $2,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From October 24, 2006 (effective date) through December 31, 2008, we had accepted subscriptions from 12,705 investors, issued 57,976,244 common shares and received $579,211,000 in gross offering proceeds pursuant to our initial public offering. After payment of approximately $8,290,000 in acquisition fees and related expenses, payment of approximately $24,887,000 in selling commission, $8,531,000 in dealer manager fees, $3,794,000 in marketing support fees and payment of approximately $14,941,000 in organization and offering expenses, as of December 31, 2008, we had raised aggregate net offering proceeds of approximately $518,768,000.

Our initial public offering was terminated effective as of the close of business on January 29, 2009. As of the close of business on January 29, 2009, we had sold a total of 60,808,967 common shares in the initial public offering, including 1,487,943 common shares which were issued pursuant to our dividend reinvestment plan, and received $607,345,702 in gross proceeds. We withdrew from registration a total of 140,243,665 common shares that were registered but not sold in connection with the initial public offering.

The registration statement relating to our follow-on offering (No. 333-152653) was declared effective on January 30, 2009. CNL Securities Corp. is the Dealer Manager of our follow-on offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through March 20, 2009, the Company received gross offering proceeds of approximately $21,222,350 from the sale of 2,122,235 shares.

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

Administration

The Compensation Committee, appointed by our Board of Trustees, has the full authority to administer and interpret the 2004 equity incentive plan, to authorize the granting of awards, to determine the eligibility of an employee, trustee or consultant to receive an award, to determine the number of common shares to be covered by each award, to determine the terms, provisions and conditions of each award, to prescribe the form of instruments evidencing awards and to take any other actions and make all other determinations that it deems necessary or appropriate. Our Compensation Committee may, among other things, establish performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to lapse. From and after the closing of our initial public offering, the 2004 equity incentive plan will be administered by a Compensation Committee consisting of two or more non-employee trustees, each of whom is intended to be, to the extent required by Rule 16b-3 under the Securities Exchange Act of 1934, as amended, a nonemployee trustee and will, at such times as we are subject to Section 162(m) of the Internal Revenue Code, qualify as an “outside director” for purposes of Section 162(m) of the Internal Revenue Code, or, if no committee exists, the Board of Trustees. References below to our Compensation Committee include a reference to the board for those periods in which the board is acting.

As of December 31, 2008, no awards have been granted under our 2004 equity incentive plan.

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

Performance Bonus Plan

We have adopted a 2004 performance bonus plan. Annual bonuses under our 2004 performance bonus plan are awarded by our Compensation Committee to selected officers or other employees of ours, or key employees, based on corporate factors or individual factors (or a combination of both). Subject to the provisions of the 2004 performance bonus plan, the Compensation Committee (i) determines and designate those key employees to whom bonuses are to be granted; (ii) determines, consistently with the 2004 performance bonus plan, the amount of the bonus to be granted to any key employee for any performance period; and (iii) determines, consistently with the 2004 performance bonus plan, the terms and conditions of each bonus. Bonuses may be so awarded by our Compensation Committee prior to the commencement of any performance period, during or after any performance period. No bonus shall exceed 200% of the key employee’s aggregate salary for the year. The Compensation Committee may provide for partial bonus payments at target and other levels. Corporate performance hurdles for bonuses may be adjusted by our Compensation Committee in its discretion to reflect (i) dilution from corporate acquisitions and share offerings and (ii) changes in applicable accounting rules and standards. Our Compensation Committee may determine that bonuses shall be paid in cash or shares or other equity-based grants, or a combination thereof. Our Compensation Committee may also provide that any such share grants be made under our 2004 equity incentive plan or any other equity-based plan or program we may establish. Our Compensation Committee may provide for programs under which the payment of bonuses may be deferred at the election of the employee. To the extent that compensation under our 2004 performance bonus plan is intended to qualify for certain transitional rules applicable for purposes of 162(m) of the Internal Revenue Code, it is possible that additional requirements will apply with respect to the establishment (including as to timing) of the performance goals.

As of December 31, 2008, no awards have been granted under our 2004 performance bonus plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our consolidated financial data on a historical basis for the periods ended December 31, 2008, 2007, 2006, 2005 and 2004.

CB Richard Ellis Realty Trust

(in thousands, except share data)

	2008	2007	2006	2005	July 1, 2004 (Date of Commencement) to December 31 2004
Statement of Operations Data:
Rental	$33,396	$14,028	$6,630	$4,614	$913
Tenant Reimbursements	6,753	2,633	1,830	872	120

Total Revenue	40,149	16,661	8,460	5,486	1,033

Operating and Maintenance	3,248	1,057	860	367	7
Property Taxes	5,479	1,778	1,103	563	113
Interest	10,323	5,049	1,784	1,195	117
General and Administrative Expense	3,320	1,853	851	359	123
Property Management Fee to Related Party	491	160	41	7	—
Investment Management Fee to Related Party	3,964	1,547	739	603	230
Class C Fee to Related Party	—	—	145	459	197
Depreciation and Amortization	17,171	8,050	4,618	2,478	334
Organizational Expenses	—	—	—	—	109

Total Expenses	43,996	19,494	10,141	6,031	1,230

Interest and Other Income	2,039	2,855	255	460	111

Net Settlement Receipts on Interest Rate Swaps	65	—	—	—	—
Loss on Interest Rate Swaps and Cap	(1,496)	—	—	—	—
Gain on Note Payable at Fair Value	1,168	—	—	—	—
Loss on Transfer of Real Estate Held for Sale to Continuing Operations	(3,451)	—	—	—	—

(Loss)/Income Before Minority Interest, Benefit/(Provision) for Income Taxes and Equity in Loss of Unconsolidated Entities	(5,522)	22	(1,426)	(85)	(86)
Minority Interest	26	4	(1,058)	(7)	(3)
Benefit/(Provision) for Income Taxes	82	(279)	—	—	—
Equity in Loss of Unconsolidated Entities*	(1,242)	(150)	—	—	—

Net Loss	$(6,656)	$(403)	$(2,484)	$(92)	$(89)

Per Share Data:
Basic and Diluted Net Loss Per Share	$(0.14)	$(0.02)	$(0.35)	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding—Basic and Diluted	46,089,680	18,545,418	7,010,722	6,967,762	6,893,961
Dividends Declared Per Share	$0.59	$0.54	$0.50	$0.42	$0.08

*	Included in equity in loss of unconsolidated entities is an other than temporary impairment for our unconsolidated investment in CBRE Strategic Partners Asia in the amount of $(1,064,000) for the year ended December 31, 2008.

	December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Investments in Real Estate, After Accumulated Depreciation and Amortization	$484,827	$309,805	$70,650	$57,163	$43,946
Investment in Unconsolidated Entities	131,703	101	—	—	—
Total Assets	709,920	435,751	97,807	94,118	73,704
Notes Payable	177,161	116,876	34,975	34,975	13,250
Loan Payable	—	45,000	—	—	—
Total Liabilities	220,249	189,224	44,834	41,510	18,461
Minority Interest	1,325	1,495	1,629	242	245
Shareholders’ Equity	488,346	245,032	51,344	52,366	54,998
Total Liabilities and Shareholders’ Equity	709,920	435,751	97,807	94,118	73,704

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Cautionary Note Regarding Forward-Looking Statements

This document contains various “forward-looking statements.” You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “would,” “could,” “should,” “seeks,” “approximately,” “intends,” “plans,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Statements regarding the following subjects may be impacted by a number of risks and uncertainties:

•	our business strategy;

•	our ability to obtain future financing arrangements;

•	estimates relating to our future distributions;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures;

•	the impact of technology on our products, operations and business; and

•	the use of the proceeds of our current offering and subsequent offerings.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common shares, along with the following factors that could cause actual results to vary from our forward-looking statements:

•	national, regional and local economic climates;

•	the continued volatility and disruption of capital and credit markets;

•	changes in supply and demand for office, retail, industrial, and multi-family residential properties;

•	adverse changes in the real estate markets, including increasing vacancy, decreasing rental revenue and increasing insurance costs;

•	availability and credit worthiness of prospective tenants;

•	our ability to maintain rental rates and maximize occupancy;

•	our ability to identify acquisitions;

•	our pace of acquisitions and/or dispositions of properties;

•	our corporate debt ratings and changes in the general interest rate environment;

•	availability of capital (debt and equity);

•	our ability to refinance existing indebtedness or incur additional indebtedness;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	the actual outcome of the resolution of any conflict;

•	our ability to successfully operate acquired properties;

•	availability of and ability to retain qualified personnel;

•	CBRE Advisors LLC remaining as our Investment Advisor;

•	future terrorist attacks in the United States or abroad;

•

our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes and our operating partnership’s ability to satisfy the rules in order for it to qualify as a partnership for U.S. federal income tax purposes;

•	foreign currency fluctuations;

•	accounting principles and policies and guidelines applicable to REITs;

•	legislative or regulatory changes adversely affecting REITs and the real estate business;

•	environmental, regulatory and/or safety requirements; and

•

other factors discussed under Item 1A Risk Factors of this Annual Report on Form 10-K for the year ended December 31, 2008 and those factors that may be contained in any filing we make with the SEC, including Part II, Item 1A of Form 10-Q

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. “Risk Factors.”

Overview

We are a Maryland real estate investment trust that invests in real estate properties, focusing on office, retail, industrial (primarily warehouse/distribution) and multi-family residential properties, as well as other real estate-related assets. We may also utilize our expertise and resources to capitalize on unique opportunities that may exist elsewhere in the marketplace, in which we might also acquire interests in mortgages or other investments where we could seek to acquire the underlying property. We will not invest more than 20% of our total assets in any single investment. We intend to invest primarily in properties located in geographically-diverse major metropolitan areas in the United States. In addition, we currently intend to invest up to 30% of our total assets in properties outside of the United States. Our international investments may be in markets in which CBRE Investors has existing operations or previous investment experience, or may be in partnership with other entities that have significant local-market expertise. We expect that our international investments will focus on properties typically located in significant business districts and suburban markets.

As of December 31, 2008, we owned, on a consolidated basis, 52 office, retail, and industrial (primarily warehouse/distribution) properties located in eight states (California, Georgia, Illinois, Massachusetts, North Carolina, South Carolina, Texas and Virginia) and in the United Kingdom, encompassing approximately 6,771,000 rentable square feet, as well as one undeveloped land parcel in Georgia. In addition, we have ownership interests in three unconsolidated entities that, as of December 31, 2008, owned interests in 18 properties. Excluding those properties owned through our investment in CBRE Strategic Partners Asia, we owned on an unconsolidated basis, eight industrial, office and retail properties located in seven states (Arizona, Florida, Indiana, North Carolina, Ohio, Tennessee and Texas) encompassing approximately 5,649,000 rentable square feet.

We commenced operations in July 2004, following an initial private placement of our common shares of beneficial interest. We raised aggregate net proceeds (after commissions and expenses) of approximately $55,500,000 from July 2004 to October 2004 in private placements of our common shares. On October 24, 2006, we commenced an initial public offering of up to $2,000,000,000 in our common shares. In connection with that offering, as of December 31, 2008, we had accepted subscriptions from 12,705 investors, issued 57,976,244 common shares and received $579,211,280 in gross proceeds. As of December 31, 2008, 64,490,069 common shares were issued and outstanding.

Our initial public offering was terminated effective as of the close of business on January 29, 2009. As of the close of business on January 29, 2009, we had sold a total of 60,808,967 common shares in the initial public offering, including 1,487,943 common shares which were issued pursuant to our dividend reinvestment plan, and received $607,345,702 in gross proceeds. We withdrew from registration a total of 140,243,665 common shares that were registered but not sold in connection with the initial public offering.

The registration statement relating to our follow-on pubic offering was declared effective by the Securities and Exchange Commission (the “SEC”) on January 30, 2009. CNL Securities Corp. is the dealer manager of our offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through March 20, 2009, we received gross offering proceeds of approximately $21,222,350 from the sale of 2,122,235 shares.

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

Our business objective is to maximize shareholder value through: (1) maintaining an experienced management team of investment professionals; (2) investing in properties in certain markets where property fundamentals will support stable income returns and where capital appreciation is expected to be above average; (3) acquiring properties at a discount to replacement cost and where there is expected positive rent growth; and (4) repositioning properties to increase their value in the market place. Operating results at our individual properties are impacted by the supply and demand for office, retail, industrial and multifamily space, trends of the national regional economies, the financial health of current and prospective tenants and their customers, capital and credit market trends, construction costs, and interest rate movements. Individual operating property performance is monitored and calculated using certain non-GAAP financial measures such as an analysis of net operating income. An analysis of net operating income as compared to local regional and national statistics may provide insight into short or longer term trends exclusive of capital markets or capital structuring issues. Interest rates are a critical factor in our results of operations. Our properties may be financed with significant amounts of debt, so changes in interest rates may affect both net income and the health of capital markets. For investments outside of the United States, in addition to monitoring local property market fundamentals and capital and credit market trends, we evaluate currency hedging strategies, taxes, the stability of the local government and economy and the experience of our management team in the region.

Since the second half of 2007, U.S. economic activity has progressively weakened due initially to stresses in the residential housing and financial sectors along with sharply rising energy costs. The slowing economic activity worsened into a recession affecting virtually all segments of the economy during 2008 as both consumer and business spending declined. The economic and capital market stresses led during 2008 to a challenging global financial environment that included illiquid credit markets, pervasive loss of investor confidence and significant devaluation of certain financial assets. These conditions also caused increasingly negative job growth throughout 2008, and a deepening economic contraction in the second half of 2008. The currently-challenging economic environment may result in declining demand for office, industrial and retail space, increasing tenant bankruptcies, lower average occupancy rates and effective rents, including potentially in our real estate portfolio which may impact our net income, funds from operations and cash flow.

Additionally, most financial industry participants, including commercial real estate owners, operators, investors and lenders continue to find it challenging to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt. If current market conditions persist, debt financing available to us, even with our modest leverage, may have less favorable terms than we would have received in the past, in which case, we may elect to fund acquisitions without, or with minimal, debt. Highly-levered real estate investors, in particular, are now facing significantly-reduced, or even eliminated, availability of funding sources, or at significantly-increased cost. As such, under current market conditions and with our modest levels of leverage, we expect to benefit from improved access to attractive investment opportunities and reduced competition to acquire real estate assets.

We believe that the capital and credit markets have yet to stabilize. There remains a great deal of uncertainty regarding whether conditions will continue to worsen, the duration of the economic downturn, and what the full short- and long-term impact of these events will be on the global and U.S. economies and individual businesses. Moreover, it is difficult to predict when economic conditions will improve. We continue to actively monitor economic events, capital and credit markets, and the financial stability of our tenants to minimize the impact on our business.

The table below provides information relating to our properties, excluding those owned through our investment in CBRE Strategic Partners Asia, as of December 31, 2008. We purchased all of these properties from unaffiliated third parties. These properties are subject to competition from similar properties within their market areas and their economic performance could be affected by changes in local economic conditions. In evaluating these properties for acquisition, we considered a variety of factors including location, functionality and design, price per square foot, the credit worthiness of tenants, length of lease terms, market fundamentals and the in-place rental rates compared to market rates.

As of December 31, 2008, we owned the following properties:

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Domestic Consolidated Properties:
REMEC Corporate Campus 1 San Diego, CA	9/15/2004	1983	Office	100.00%	34	100.00%	$6,833
REMEC Corporate Campus 2 San Diego, CA	9/15/2004	1983	Office	100.00%	30	100.00%	6,125
REMEC Corporate Campus 3 San Diego, CA	9/15/2004	1983	Office	100.00%	37	100.00%	7,523
REMEC Corporate Campus 4 San Diego, CA	9/15/2004	1983	Office	100.00%	31	100.00%	6,186
300 Constitution Drive Boston, MA	11/3/2004	1998	Warehouse/Distribution	100.00%	330	100.00%	19,805
Deerfield Commons(2) Atlanta, GA	6/21/2005	2000	Office	100.00%	122	100.00%	21,834
505 Century(8) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	100	72.40%	6,095
631 International(8) Dallas, TX	1/9/2006	1998	Warehouse/Distribution	100.00%	73	100.00%	5,407
660 North Dorothy(8) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	120	100.00%	6,836
Bolingbrook Point III Chicago, IL	8/29/2007	2006	Warehouse/Distribution	100.00%	185	100.00%	18,170
Cherokee Corporate Park(8) Spartanburg, SC	8/30/2007	2000	Warehouse/Distribution	100.00%	60	100.00%	3,775
Community Cash Complex 1(8) Spartanburg, SC	8/30/2007	1960	Warehouse/Distribution	100.00%	205	70.71%	2,690
Community Cash Complex 2(8) Spartanburg, SC	8/30/2007	1978	Warehouse/Distribution	100.00%	145	93.57%	2,225
Community Cash Complex 3(8) Spartanburg, SC	8/30/2007	1981	Warehouse/Distribution	100.00%	116	100.00%	1,701
Community Cash Complex 4(8) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	33	0.00%	547
Community Cash Complex 5(8) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	53	0.00%	824
Fairforest Building 1(8) Spartanburg, SC	8/30/2007	2000	Manufacturing	100.00%	51	100.00%	2,974
Fairforest Building 2(8) Spartanburg, SC	8/30/2007	1999	Manufacturing	100.00%	104	100.00%	5,379
Fairforest Building 3(8) Spartanburg, SC	8/30/2007	2000	Manufacturing	100.00%	100	100.00%	5,760
Fairforest Building 4(8) Spartanburg, SC	8/30/2007	2001	Manufacturing	100.00%	101	100.00%	5,640
Fairforest Building 5 Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	316	100.00%	16,968
Fairforest Building 6(4) Spartanburg, SC	8/30/2007	2005	Manufacturing	100.00%	101	100.00%	7,469
Fairforest Building 7(8) Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	101	61.60%	5,626
Greenville/Spartanburg Industrial Park(8) Spartanburg, SC	8/30/2007	1990	Manufacturing	100.00%	67	100.00%	3,388
Highway 290 Commerce Park Building 1(8) Spartanburg, SC	8/30/2007	1995	Warehouse/Distribution	100.00%	150	33.33%	5,388
Highway 290 Commerce Park Building 5(8) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	30	100.00%	1,420
Highway 290 Commerce Park Building 7(8) Spartanburg, SC	8/30/2007	1994	Warehouse/Distribution	100.00%	88	100.00%	4,889
HJ Park Building 1 Spartanburg, SC	8/30/2007	2003	Manufacturing	100.00%	70	100.00%	4,216
Jedburg Commerce Park(8) Charleston, SC	8/30/2007	2007	Manufacturing	100.00%	513	100.00%	41,991
Kings Mountain I(4) Charlotte, NC	8/30/2007	1998	Warehouse/Distribution	100.00%	100	100.00%	5,497
Kings Mountain II Charlotte, NC	8/30/2007	2002	Warehouse/Distribution	100.00%	302	100.00%	11,311
Mount Holly Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	100.00%	6,208
North Rhett I Charleston, SC	8/30/2007	1973	Warehouse/Distribution	100.00%	285	100.00%	10,302
North Rhett II Charleston, SC	8/30/2007	2001	Warehouse/Distribution	100.00%	102	0.00%	7,073

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
North Rhett III(4) Charleston, SC	8/30/2007	2002	Warehouse/Distribution	100.00%	80	100.00%	4,812
North Rhett IV Charleston, SC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	100.00%	17,060
Orangeburg Park Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	100.00%	5,474
Orchard Business Park 2(8) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	18	100.00%	761
Union Cross Building I Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	101	100.00%	6,585
Union Cross Building II Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	100.00%	17,216
Highway 290 Commerce Park Building 2(8) Spartanburg, SC	9/24/2007	1995	Warehouse/Distribution	100.00%	100	100.00%	4,626
Highway 290 Commerce Park Building 6(8) Spartanburg, SC	11/1/2007	1996	Warehouse/Distribution	100.00%	105	0.00%	3,760
Orchard Business Park 1(8) Spartanburg, SC	11/1/2007	1994	Warehouse/Distribution	100.00%	33	100.00%	1,378
Lakeside Office Center Dallas, TX	3/5/2008	2006	Office	100.00%	99	99.18%	17,992
Kings Mountain III(8) Charlotte, NC	3/14/2008	2007	Warehouse/Distribution	100.00%	542	0.00%	25,700
Enclave on the Lake Houston, TX	7/1/2008	1999	Office	100.00%	171	100.00%	37,825
Avion Midrise III Washington, DC	11/18/2008	2002	Office	100.00%	71	100.00%	21,101
Avion Midrise IV Washington, DC	11/18/2008	2002	Office	100.00%	72	100.00%	21,101

Total Domestic Consolidated Properties					6,481	83.47%	453,466

International Consolidated Properties:
602 Central Blvd. Coventry, UK	4/27/2007	2001	Office	100.00%	50	100.00%	23,847
Thames Valley Five Reading, UK	3/20/2008	1998	Office	100.00%	40	100.00%	29,570
Albion Mills Retail Park Wakefield, UK	7/11/2008	2000	Retail	100.00%	55	100.00%	22,096
Maskew Retail Park(8) Peterborough, UK	10/23/2008	2007	Retail	100.00%	145	100.00%	53,703

Total International Consolidated Properties					290	100.00%	129,216

Total Consolidated Properties					6,771	84.17%	582,682

Unconsolidated Properties(5):
Buckeye Logistics Center(6) Phoenix, AZ	6/12/2008	2008	Warehouse/Distribution	80.00%	605	100.00%	35,636
Afton Ridge Shopping Center(7) Charlotte, NC	9/18/2008	2007	Retail	90.00%	296	94.59%	45,328
AllPoints at Anson Bldg. 1(6) Indianapolis, IN	9/30/2008	2008	Warehouse/Distribution	80.00%	631	100.00%	27,111
12200 President’s Court(6) Jacksonville, FL	9/30/2008	2008	Warehouse/Distribution	80.00%	772	100.00%	29,995
201 Sunridge Blvd.(6) Dallas, TX	9/30/2008	2008	Warehouse/Distribution	80.00%	823	100.00%	25,675
Aspen Corporate Center 500(6) Nashville, TN	9/30/2008	2008	Office	80.00%	180	100.00%	30,028
125 Enterprise Parkway(6) Columbus, OH	12/10/2008	2008	Warehouse/Distribution	80.00%	1,142	100.00%	38,075
Allpoints Midwest Bldg. 1(6) Indianapolis, IN	12/10/2008	2008	Warehouse/Distribution	80.00%	1,200	100.00%	41,357

Total Unconsolidated Properties(5)					5,649	99.72%	273,205

Total Properties(5)					12,420	91.24%	$855,887

(1)	Approximate total acquisition cost represents the pro rata purchase price inclusive of customary closing costs and acquisition fees/acquisition expenses.
(2)	Includes undeveloped land zoned for future use.
(3)	Properties previously held for sale were transferred to continuing operations effective on September 30, 2008.
(4)	Includes the purchase prices of adjacent land parcels acquired on January 23, 2008.

(5)	Does not include CBRE Strategic Partners Asia properties.
(6)	This property is held through the Duke joint venture.
(7)	This property is held through the Afton Ridge joint venture.
(8)	This property is unencumbered and not secured by mortgage debt.

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

Impairment of Long-Lived Assets

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Management believes no impairment in the net carrying values of the consolidated investments in real estate has occurred as of December 31, 2008. We recognized an other than temporary impairment for our unconsolidated investment in CBRE Strategic Partners Asia in the amount of approximately $1,064,000 as of December 31, 2008.

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

Discontinued Operations and Real Estate Held for Sale

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”), the income or loss and net gain on dispositions of operating properties and the income or loss on all properties classified as held for sale are reflected in the consolidated statements of operations as discontinued operations for all periods presented. A property is classified as held for sale when certain criteria, as set forth under SFAS No. 144, are met. At such time, we present the respective assets and liabilities separately on the balance sheet and cease to record depreciation and amortization expense. Properties held for sale are reported at the lower of their carrying value or their estimated current sales value less costs to sell. As of December 31, 2007, we had 18 buildings classified as held for sale and during the year ended December 31, 2008, they were transferred to continuing operations. See Note 4, “Transfer of Held for Sale Real Estate to Investments in Real Estate.”

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

Investments in Unconsolidated Entities

Our determination of the appropriate accounting method with respect to our investment in CBRE Strategic Partners Asia, which is considered a Variable Interest Entity (“VIE”), is based on Financial Accounting Standards Board (“FASB”), Interpretation No. 46 (revised in December 2003), “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51” (“FIN46R”). We account for this VIE, of which we are not the primary beneficiary, under the equity method of accounting.

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

Accounting Pronouncements Adopted January 1, 2008

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), on a prospective basis, as amended by FASB Staff Position SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. SFAS 157 applies prospectively to all other accounting pronouncements that require or permit fair value measurements. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. In addition, we adopted FASB Staff Position 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 to financial instruments in an inactive market. The adoption of SFAS 157 and FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial statements since we generally do not record our financial assets and liabilities in our consolidated financial statements at fair value.

Effective January 1, 2008, we also adopted, on a prospective basis, Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of SFAS 159 had an impact on our consolidated financial statements since we elected to apply the fair value option for one of our eligible mortgage notes payable that was newly issued debt during the quarter ended December 31, 2008.

The fair value of our financial assets and liabilities are disclosed in Note 15 to our consolidated financial statements. We generally determine or calculate the fair value of financial instruments using appropriate present value or other valuation techniques, such as discounted cash flow analyses, incorporating available market discount rate information for similar types of instruments and our estimates for non-performance and liquidity risk. These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow.

The financial assets and liabilities recorded at fair value in our consolidated financial statements are the two interest rate swaps, one interest rate cap, and one mortgage note payable that is economically hedged by one of the interest rate swaps.

The remaining financial assets and liabilities which are only disclosed at fair value are comprised of all other notes payable, the line of credit and other debt instruments.

We determined the fair value of our secured mortgage notes payable, unsecured line of credit note payable and other debt instruments by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market discount rate by obtaining period-end treasury rates for fixed-rate debt, or London Inter-Bank Offering Rate (“LIBOR”) rates for variable-rate debt, for maturities that correspond to the maturities of our debt and then adding an appropriate credit spread derived from information obtained from third-party financial institutions. These credit spreads take into account factors such as our credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratios of the debt.

The carrying amounts of our cash and cash equivalents, restricted cash and accounts payable approximate fair value due to their short-term maturities.

We adopted SFAS 157 to our non-financial assets and non-financial liabilities on January 1, 2009 in accordance with FSP FAS 157-2. The adoption of SFAS 157 to our non-financial assets and liabilities will not have a material impact to its consolidated financial statements. Assets and liabilities typically recorded at fair value on a non-recurring basis to which SFAS 157 is applied on January 1, 2009 include:

•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination;

•	Long-lived assets measured at fair value due to an impairment assessment under SFAS 144; and

•	Asset retirement obligations initially measured under Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS No. 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. We anticipate that the adoption of SFAS No. 141 (R) will only have an impact on our financial statements in so far as we will not be able to capitalize indirect deal costs of our acquisitions.

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

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“Statement 161”). Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management does not expect the adoption of the provisions of SFAS No. 161 will have a material impact on our consolidated financial statements.

Treatment of Management Compensation, Expense Reimbursements

Management of our operations is conducted by our Investment Advisor. Fees related to services provided by our Investment Advisor are accounted for based on the nature of such service and the relevant accounting literature. Fees for services performed that represent our period costs, such as cash payments for investment management fees paid to our Investment Advisor, are expensed as incurred. In addition, an affiliate of the Investment Advisor owns a partnership interest which represents a profits interest in CBRE OP related to these services.

Subject to certain limitations, we are obligated to reimburse the Investment Advisor for the organizational and offering costs incurred on our behalf. This treatment is consistent with Staff Accounting Bulletin, or SAB, Topic 1.B.1, which requires that we include all of the costs associated with our operations and formation in our financial statements. These costs will then be analyzed and segregated between those which are organizational in nature, those which are offering-related salaries and other general and administrative expenses of the Investment Advisor and its affiliates, and those which qualify as offering expenses in accordance with SAB Topic 5.A. Organizational costs are expensed as incurred in accordance with AICPA Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. Offering-related salaries and other general and administrative costs of the Investment Advisor and its affiliates will be expensed as incurred and third-party offering expenses will be taken as a reduction against the net proceeds of the offering within additional paid-in capital, or APIC, in accordance with SAB Topic 5.A. Offering costs incurred through December 31, 2008 totaling $52,153,000, including $26,744,000, $20,388,000 and $5,071,000 during the years ended December 31, 2008, 2007 and 2006, respectively, are recorded as a reduction of additional paid-in-capital in the consolidated statements of shareholders’ equity. Of the total amount, $45,381,000 was incurred to CNL Securities Corp., as dealer manager; $3,969,000 was incurred to CB Richard Ellis, an affiliate of the Investment Advisor, $178,000 was incurred to our Investment Advisor for reimbursable marketing costs and $2,625,000 was incurred to other service providers. As of December 31, 2008, 2007 and 2006, the accrued offering costs included on our consolidated balance sheets is $4,522,000, $5,241,000 and $4,810,000, respectively.

The Investment Advisor earned investment management fees of $3,964,000, $1,547,000 and $739,000 for the years ended December 31, 2008, 2007 and 2006, respectively. In addition, the Investment Advisor waived investment management fees of $1,529,000 and $432,000 for the years ended December 31, 2008 and 2007. There were no investment management fees waived in 2006. In connection with services provided to our Investment Advisor, CNL Fund Management Company, our Sub-Advisor to the Investment Advisor and affiliate of the Dealer Manager,was paid $547,000, $214,000 and $25,000 by the Investment Advisor pursuant to a sub-advisory agreement dated August 21, 2006, for the years ended December 31, 2008, 2007 and 2006, respectively.

Rental Operations

During the fourth quarter of 2008, management reevaluated the structure of its business and devised a new reportable segment structure. Our reportable segments consist of three types of commercial real estate properties for which our management internally evaluates operating performance and financial results: the Domestic Industrial Properties, Domestic Office Properties and International Office/Retail Properties. All periods presented have been revised to report our segment results under our new reportable segment structure. We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, management fees and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our company-level general and administrative expenses. The following tables compare the net operating income for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2008	2007	2006
Domestic Industrial Properties
Revenues:
Rental	$20,350	$8,989	$2,990
Tenant Reimbursements	4,323	1,447	652

Total Revenues	24,673	10,436	3,642

Property and Related Expenses:
Operating and Maintenance	1,146	382	179
General and Administrative	147	40	22
Property Management Fee to Related Party	376	114	—
Property Taxes	4,054	1,249	547

Total Expenses	5,723	1,785	748

Net Operating Income	18,950	8,651	2,894

Domestic Office Properties
Revenues:
Rental	8,429	3,890	3,640
Tenant Reimbursements	2,290	1,174	1,178

Total Revenues	10,719	5,064	4,818

Property and Related Expenses:
Operating and Maintenance	1,974	656	681
General and Administrative	61	29	66
Property Management Fee to Related Party	94	39	41
Property Taxes	1,425	529	556

Total Expenses	3,554	1,253	1,344

Net Operating Income	7,165	3,811	3,474

	Year Ended December 31,
	2008	2007	2006
International Office/Retail Properties
Revenues:
Rental	4,617	1,149	—
Tenant Reimbursements	140	12	—

Total Revenues	4,757	1,161	—

Property and Related Expenses:
Operating and Maintenance	128	19	—
General and Administrative	82	23	—
Property Management Fee to Related Party	21	7	—
Property Taxes	—	—	—

Total Expenses	231	49	—

Net Operating Income	4,526	1,112	—

Reconciliation to Consolidated Net Loss
Total Segment Net Operating Income(1)	30,641	13,574	6,368
Interest Expense	10,323	5,049	1,784
General and Administrative	3,030	1,761	763
Investment Management Fee to Related Party	3,964	1,547	739
Class C Fee to Related Party	—	—	145
Depreciation and Amortization	17,171	8,050	4,618

Total Net Operating Loss	(3,847)	(2,833)	(1,681)

Other Income and Expenses:
Interest and Other Income	2,039	2,855	255
Net Settlement Receipts on Interest Rate Swaps	65	—	—
Loss on Interest Rate Swaps and Cap	(1,496)	—	—
Gain on Note Payable at Fair Value	1,168	—	—
Loss on Transfer of Held for Sale Real Estate to Continuing Operations	(3,451)	—	—

(Loss) Income Before Minority Interest, Income Taxes and Equity in Loss of Unconsolidated Entities	(5,522)	22	(1,426)

Minority Interest	26	4	(1,058)
Benefit/(Provision) for Income Taxes	82	(279)	—
Equity in Loss of Unconsolidated Entities	(1,242)	(150)	—

Net Loss	$(6,656)	$(403)	$(2,484)

(1)

Total Segment Net Operating Income is a Non-GAAP financial measure which may be useful as a supplemental measure for evaluating the relationship of each reporting segment to the combined total. This measure should not be viewed as an alternative measure of operating performance to our U.S. GAAP presentations provided. Segment “Net Operating Income” is defined as operating revenues (rental income, tenant reimbursements and other property income) less property and related expenses (property expenses, including real estate taxes) before depreciation and amortization expense. The Net Operating Income segment information presented consists of the same Net Operating Income segment information disclosed in Note 10 to our consolidated financial statements in this Annual Report on Form 10-K.

Consolidated Results of Operations

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

Revenues

Rental

Rental revenue increased $19,368,000, or 138%, to $33,396,000 during the year ended December 31, 2008 as compared to $14,028,000 for the year ended December 31, 2007. The increase was due to the acquisitions of Lakeside Office Center, Enclave on the Lake, Avion Midrise III & IV, Thames Valley Five, Albion Mills Retail Park and Maskew Retail Park and the full year of Carolina Portfolio properties revenues for the year ended December 31, 2008 as compared to only three months of similar revenues in the year ended December 31, 2007.

Tenant Reimbursements

Tenant reimbursements increased $4,120,000, or 156%, to $6,753,000 for the year ended December 31, 2008 compared to $2,633,000 for the year ended December 31, 2007, primarily as a result of increased tenant operating expense recoveries for Lakeside Office Center, Enclave on the Lake, Avion Midrise III & IV, Thames Valley Five, Albion Mills Retail Park and Maskew Retail Park which contributed $582,000 to the reimbursement revenue increase and the full year of Carolina Portfolio properties which contributed the majority of the remaining $3,538,000 increase.

Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $2,191,000, or 207%, to $3,248,000 for the year ended December 31, 2008 compared to $1,057,000 for the year ended December 31, 2007. The increase was primarily due to the acquisitions of Lakeside Office Center, Kings Mountain III, Enclave on the Lake, Avion Midrise III & IV, Thames Valley Five, Albion Mills Retail Park and Maskew Retail Park which contributed $1,304,000 to the operating and maintenance expense increase and the full year of Carolina Portfolio properties which contributed the majority of the remaining $887,000 increase.

Property Taxes

Property tax expense increased $3,701,000, or 208%, to $5,479,000 for the year ended December 31, 2008 compared to $1,778,000 for the year ended December 31, 2007. The increase was due to a combination of increased assessments during 2008 on existing properties and expenses associated with the acquired properties of Lakeside Office Center, Kings Mountain III, Enclave on the Lake, Avion Midrise III & IV and the inclusion of a full year of the Carolina Portfolio properties property taxes in the year ended 2008 compared to the year ended in December 31, 2007.

Interest

Interest expense increased $5,274,000, or 104%, to $10,323,000 for the year ended December 31, 2008 compared to $5,049,000 for the year ended December 31, 2007 as a result of interest expense associated with Lakeside Office Center, Enclave on the Lake, Avion Midrise III & IV, Thames Valley Five, Albion Mills Retail Park, the Bank of America term loan and the inclusion of a full year of interest expense for the thirteen encumbered properties in the Carolina Portfolio in 2008.

General and Administrative

General and administrative expense increased $1,467,000, or 79%, to $3,320,000 for the year ended December 31, 2008 compared to $1,853,000 for the year ended December 31, 2007. Of the total increase, $407,000 was due to the increase in general audit fees and Sarbanes-Oxley assistance; $625,000 was due to the increase in professional fees; $134,000 was due to the increase in legal expense; $139,000 was due to the payment of organization costs associated with the formation of the Duke joint venture and the Afton Ridge joint venture, $216,000 was due to the increase in shareholder servicing fees and report production costs; offset by the reductions of directions and officers’ insurance of $54,000 for the year ended December 31, 2008 as compared to December 31, 2007.

Loss on Interest Rate Swaps and Cap

During the year ended December 31, 2008, our derivative instruments resulted in a loss of $1,496,000 due to decrease in the fair market value of the 602 Central Blvd. interest rate cap and loss on interest rate swaps for Thames Valley Five and Albion Mills Retail Park.

Gain on Note Payable at Fair Value

During the year ended December 31, 2008, our gain on note payable at fair value for Albion Mills Retail Park was $1,168,000.

Loss on Transfer of Held for Sale Real Estate to Continuing Operations for the year ended December 31, 2008

During the year ended December 31, 2008, management determined that greater long-term value could be realized from operating the properties than could be achieved in a sale of the properties in the current market. As a result of the transfer of the previously held for sale real estate to investments in real estate, a loss was recorded in the current period in the amount of $3,451,000 to measure each of the properties at the lower of its carrying amount adjusted for depreciation and amortization expense that would have been recognized had the asset been continuously classified as held for investment, or its fair value at the date of the decision not to sell.

Property Management Fee and Investment Management Fee

Property management fee and investment management fee increased $2,748,000, or 161%, to $4,455,000 for the year ended December 31, 2008 compared to $1,707,000 for the year ended December 31, 2007. The increase was due to fees earned relative to the management of Lakeside Office Center, Enclave on the Lake, Avion Midrise III & IV, Thames Valley Five, Albion Mills Retail Park and Maskew Retail Park.

Depreciation and Amortization

Depreciation and amortization expense increased $9,121,000, or 113%, to $17,171,000 for the year ended December 31, 2008 as compared to $8,050,000 for the year ended December 31, 2007. The net increase was related to the acquisitions of Lakeside Office Center, Kings Mountain III, Enclave on the Lake, Avion Midrise III & IV, Thames Valley Five, Albion Mills Retail Park and Maskew Retail Park.

Interest and Other Income

Interest and other income decreased $816,000, or 29%, to $2,039,000 for the year ended December 31, 2008 compared to $2,855,000 for the year ended December 31, 2007. The decrease was due to the lower year to year cash balances and money market interest rates.

Minority Interest

Minority interest increased $22,000, or 561%, to $26,000 for the year ended December 31, 2008 as compared to $4,000 the year ended December 31, 2007. The increase was due to increase in the minority interest share of net loss.

Equity in Loss of Unconsolidated Entities

Equity in loss of unconsolidated entities increased $1,092,000 to $1,242,000, or 728%, for the year ended December 31, 2008 compared to $150,000 for the year ended December 31, 2007. The increase was primarily due to an other than temporary impairment charge of $1,064,000 in our CBRE Strategic Partners Asia unconsolidated entity during 2008.

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

Revenues

Rental

Rental revenue increased $7,398,000, or 112%, to $14,028,000 during the year ended December 31, 2007 as compared to $6,630,000 for the year ended December 31, 2006. The increase was due to the acquisition of 602 Central Blvd., Bolingbrook Point III and the Carolina Portfolio as well as increased occupancy at Deerfield Commons I.

Tenant Reimbursements

Tenant reimbursements increased $803,000, or 44%, to $2,633,000 for the year ended December 31, 2007 compared to $1,830,000 for the year ended December 31, 2006, primarily as a result of increased tenant operating expense recovery for Deerfield Commons I, the acquisition of Bolingbrook Point III and the Carolina Portfolio.

Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $197,000, or 23%, to $1,057,000 for the year ended December 31, 2007 compared to $860,000 for the year ended December 31, 2006. The increase was primarily due to the acquisition of Bolingbrook Point III, the Carolina Portfolio and increased operating expenses at Deerfield Commons I.

Property Taxes

Property tax expense increased $675,000, or 61%, to $1,778,000 for the year ended December 31, 2007 compared to $1,103,000 for the year ended December 31, 2006. The increase was due to a combination of increased assessments and expenses associated with the Bolingbrook Point III and the Carolina Portfolio.

Interest

Interest expense increased $3,265,000, or 183%, to $5,049,000 for the year ended December 31, 2007 compared to $1,784,000 for the year ended December 31, 2006 as a result of interest expense associated with the 602 Central Blvd., the Carolina Portfolio and the Bank of America term loan.

General and Administrative

General and administrative expense increased $1,002,000, or 118%, to $1,853,000 for the year ended December 31, 2007 compared to $851,000 for the year ended December 31, 2006. Of the total increase, $519,000 was due to the increase in general corporate legal expense for the year ended December 31, 2007 as compared to December 31, 2006; $494,000 was due to the increase in general audit fees and Sarbanes—Oxley assistance fees for the year ended December 31, 2007 as compared to December 31, 2006; and $82,000 was due to the increase in directors and officers’ insurance for the year ended December 31, 2007 as compared to December 31, 2006. In addition, shareholder servicing fees and report production costs increased by approximately $65,000 for the year ended December 31, 2007 as compared to December 31, 2006, offset by other professional fees reduction of $158,000 for the year ended December 31, 2007 as compared to December 31, 2006.

Property Management, Investment Management Fee and Class C Fee to Related Party

Property management, investment management and Class C fees increased $782,000, or 85%, to $1,707,000 for year ended December 31, 2007 compared to $925,000 for the year ended December 31, 2006. The increase was due to fees earned relative to the management of 602 Central Blvd., Bolingbrook Point III and the Carolina Portfolio.

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

Minority Interest

Minority interest decreased $1,062,000 for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The decrease was attributable to the exchange of the limited partnership minority interest for Class A OP units on October 24, 2006.

Equity in Loss of Unconsolidated Entities

Our October 2007 investment in CBRE Strategic Partners Asia resulted in a loss of $150,000 for the year ended December 31, 2007. There was no comparable activity for the year ended December 31, 2006.

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

Financial Condition, Liquidity and Capital Resources

Overview

Liquidity is a measurement of the ability to meet cash requirements, including funding investments and ongoing commitments, to repay borrowings as well as paying dividends, fees and other costs associated with our public offerings and other general business needs. We are currently experiencing a global economic downturn and credit crunch. As a result, many financial industry participants, including commercial real estate owners, operators, investors and lenders continue to find it challenging to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt. Our sources of funds will primarily be the net proceeds of our initial public and follow-on offerings, operating cash flows and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements and we do not anticipate a need to raise funds from other than these sources within the next twelve months. Cash flow from operations is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectability of rent and operating escalations and recoveries from our tenants and the level of operating and other costs. Depending on market conditions, we expect that once the net proceeds of our initial public and follow-on offerings are fully invested, our debt financing will be approximately 65% of the value of the cost of our assets before non-cash reserves and depreciation. The amount of debt we place on an individual property, or the amount of debt incurred by an individual entity in which we invest, may be more or less than 65% of the value of such property or the value of the assets owned by such entity, depending on market conditions and other factors. In fact, depending on market conditions and other factors, we may choose not to place debt on our portfolio or our assets and may choose not to borrow to finance our operations or to acquire properties. Our declaration of trust limits our borrowing to 300% of our net assets unless any excess borrowing is approved by a majority of our independent trustees and is disclosed to our shareholders in our next quarterly report. Our declaration of trust defines “net assets” as our total assets (other than intangibles) at cost, before deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities, calculated at least quarterly by us on a basis consistently applied; provided, however, that during such periods in which we are obtaining regular independent valuations of the current value of its net assets for purposes of enabling fiduciaries of employee benefit plan shareholders to comply with applicable Department of Labor reporting requirements, “net assets” means the greater of (i) the amount determined pursuant to the foregoing and (ii) the assets’ aggregate valuation established by the most recent such valuation report without reduction for depreciation, bad debts or other non-cash reserves. Any indebtedness we do incur will likely be subject to continuing covenants, and we will likely be required to make continuing representations and warranties in connection with such debt. Moreover, some or all of our debt may be secured by some or all of our assets. If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal. If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to such lender. The lender could also sue us or force us into bankruptcy. Any such event would have a material adverse effect on the value of our common shares. We believe that, even without any proceeds raised from our public offering, we have sufficient cash flow from operations to continue as a going concern for the next twelve months and into the foreseeable future.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to the Investment Advisor and the Dealer Manager. During the offering stage, assuming all of the shares in our primary offering are sold, these payments will include payments of up to $189,000,000 for selling commissions, up to $54,000,000 for the dealer manager fee, up to $27,000,000 for the marketing support fee and up to $20,750,000 for organizational and offering expenses. During the acquisition and operational stages, certain services related to the acquisition and management of our investments and our operations will be provided to us by the Investment Advisor pursuant to an advisory agreement entered into in July 2004 which was amended and restated in October 2006 and again in January 2009. Pursuant to that agreement, we expect to make various payments to the Investment Advisor, including acquisition fees, investment management fees and payments for reimbursements of certain costs incurred by the Investment Advisor in providing related services to us. As the actual amounts to be paid are dependent upon the total equity and debt capital we raise and our results of operations, we cannot determine these amounts at this time.

In order to avoid corporate-level tax on our net taxable income, we are required to pay distributions to our shareholders equal to our net taxable income. In addition, to qualify as a REIT, we are required to pay distributions to our shareholders equal to at least 90% of our net ordinary taxable income. Therefore, once the net proceeds we receive from our public offerings are substantially fully invested, we will need to raise additional capital in order to grow our business and acquire additional real estate investments. We anticipate borrowing funds to obtain additional capital, but there can be no assurance that we will be able to do so on terms acceptable to us, if at all.

Historical Cash Flows

Our net cash provided by operating activities increased by $10,089,000 to $18,436,000 for the year ended December 31, 2008, compared to $8,347,000 for the year ended December 31, 2007. The increase was due to expanded acquisition activities beginning in late August 2007 and running through December 2008. Bolingbrook Point III and the Carolina Portfolio were acquired in late 2007 and Lakeside Office Center, Thames Valley Five, Enclave on the Lake, Albion Mills Retail Park and Maskew Retail Park and Avion Midrise III & IV were acquired during the year ended December 31, 2008, resulting in increased net cash provided by operating activities.

Net cash used in investing activities increased by $117,009,000 to $322,032,000 for the year ended December 31, 2008, compared to $205,023,000 for the year ended December 31, 2007. The increase was due to increase of $140,084,000 in both consolidated property and unconsolidated property acquisition activities in 2008. The Carolina land parcels, Lakeside Office Center, Kings Mountain III, Thames Valley Five, Enclave on the Lake, Albion Mills Retail Park, Maskew Retail Park, Avion Midrise III & IV, and the investments in the Duke joint venture and Afton Ridge were acquired during the year ended December 31, 2008, and offset by the distribution from unconsolidated entities of $23,075,000.

Net cash provided by financing activities decreased by $2,801,000 to $257,409,000 for the year ended December 31, 2008, compared to net cash provided by financing activities of $260,210,000 for the year ended December 31, 2007. The decrease was due to the Bank of America line of credit paydown of $25,000,000, increase in distributions to shareholders and minority interest holders of $15,222,000, net decrease in borrowing of $65,000,000, increase in shareholder redemptions of $3,123,000, increase in principal payments on notes payable of $2,501,000 and deferred financing costs of $277,000; offset by the increase in proceeds, after offering costs, received from the public offering of $94,275,000, increase in proceeds from notes payable of $13,685,000 and security deposit of $362,000.

Non-GAAP Supplemental Financial Measure: Funds from Operations

Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors consider presentations of operating results for REITs that use historical cost accounting to be insufficient by themselves. Consequently, the National Association of Real Estate Investment Trusts, or NAREIT, created Funds from Operations, or FFO, as a supplemental measure of REIT operating performance.

FFO is a non-GAAP measure that is commonly used in the real estate industry. The most directly comparable GAAP measure to FFO is net income. FFO, as we define it, is presented as a supplemental financial measure. Management believes that FFO is a useful supplemental measure of REIT performance. FFO does not present, nor do we intend for it to present, a complete picture of our financial condition and/or operating performance. We believe that net income, as computed under GAAP, appropriately remains the primary measure of our performance and that FFO, when considered in conjunction with net income, improves the investing public’s understanding of the operating results of REITs and makes comparisons of REIT operating results more meaningful.

We compute FFO in accordance with standards established by NAREIT. Modifications to the NAREIT calculation of FFO are common among REITs, as companies seek to provide financial measures that meaningfully reflect their business and provide greater transparency to the investing public as to how our management team considers our results of operations. As a result, our FFO may not be comparable to FFO as reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we do. The revised NAREIT White Paper on FFO defines FFO as net income or loss computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures.

Management believes that NAREIT’s definition of FFO reflects the fact that real estate, as an asset class, generally appreciates over time, and that depreciation charges required by GAAP do not always reflect the underlying economic realities. Likewise, the exclusion from NAREIT’s definition of FFO of gains and losses from the sales of previously depreciated operating real estate assets, allows investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT’s activity and assists in comparing those operating results between periods. Thus, FFO provides a performance measure that, when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates and operating costs. Management also believes that FFO provides useful information to the investment community about our financial performance when compared to other REITs, since FFO is generally recognized as the industry standard for reporting the operations of REITs.

In addition to presenting FFO in accordance with the NAREIT definition, we also disclose FFO, as adjusted, which excludes the effects of any non-cash impairment charges. We believe that adjusting FFO to exclude these impairment charges more appropriately presents our results of operations on a comparative basis. The items that we exclude from net income are subject to significant fluctuations from period to period that cause both positive and negative effects on our results of operations, often in inconsistent and unpredictable directions. The economics underlying these excluded items are not the primary factors in management’s decision-making process. Period to period fluctuations in these items can be driven by accounting for short-term factors that are not relevant to long-term investment decisions, long-term capital structures or long-term tax planning and tax structuring decisions. Therefore, while our FFO, as adjusted, clearly differs from NAREIT’s definition of FFO, and may not be comparable to similarly named measures of other REITs and real estate companies, we believe that it provides a meaningful supplemental measure of our operating performance. We believe that investors are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in planning and executing our business strategy, thus fostering a greater degree of transparency into our management process.

Neither FFO, nor FFO as adjusted, represents cash generated from operating activities in accordance with GAAP and should not be considered as alternatives to (i) net income (determined in accordance with GAAP), as indications of our financial performance, or (ii) to cash flow from operating activities (determined in accordance with GAAP) as measures of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to make cash distributions. We believe that to further understand our performance, each of FFO and FFO, as adjusted, should be compared with our reported net income and considered in addition to cash flows in accordance with GAAP, as presented in our Consolidated Financial Statements.

The following table presents our FFO for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net Loss	$(6,656)	$(403)	$(2,484)
Adjustments:
Minority interest	(26)	(4)	1,149
Real estate depreciation and amortization	17,171	8,050	4,618
Net effect of FFO adjustment from unconsolidated entities(1)	3,275	—	—
Net effect of loss from transfer of held for sale real estate to continuing operations	3,451	—	—

FFO	$17,215	$7,643	$3,283
Other Adjustments:
Impairment loss in unconsolidated entity	1,064

FFO, as adjusted	$18,279	7,643	3,283

(1)	Represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation).

Financing

Notes Payable

On April 27, 2007, we, in connection with our acquisition of 602 Central Blvd, entered into a £5,500,000 ($8,026,000 at December 31, 2008) financing arrangement with the Royal Bank of Scotland secured by the property. The loan is for a term of seven years and bears interest at a variable rate of interest, adjusted quarterly, based on three month GBP-based LIBOR plus 0.67%, or 6.79% and 6.94% per annum as of December 31, 2008 and December 31, 2007, respectively. Interest payments only are due quarterly for the term of the loan with principal due at maturity. In addition, we incurred financing costs of approximately £61,000 ($89,000 at December 31, 2008) associated with obtaining this loan. The loan agreement requires us to maintain a rate cap agreement pursuant to which we will be protected against an increase in the three month LIBOR over 6.25% through May 27, 2010.

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. Assumption fees and other loan closing costs totaling $765,500 were capitalized as incurred. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. Principal payments totaling $3,390,000 were made during year ended December 31, 2008. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

On December 27, 2007, the Company entered into a $9,000,000 financing agreement secured by the Bolingbrook Point III property with the Northwestern Mutual Life Insurance Company. The loan is for a term of seven years and bears a fixed interest rate of 5.26% per annum with principal due at maturity. In addition, we incurred financing costs of approximately $91,000 associated with obtaining this loan.

On May 30, 2008, we entered into a £7,500,000 ($10,945,000 at December 31, 2008) financing arrangement with the Royal Bank of Scotland plc secured by the Thames Valley Five property. The loan is for a term of five years (with a two year extension option) and bears interest at a variable rate of interest, adjusted quarterly, based on three month GBP-based LIBOR plus 1.01%. In addition, we incurred financing costs of approximately £82,000 ($120,000 at December 31, 2008) associated with obtaining this loan. On August 14, 2008, we entered into the interest rate swap agreement that fixes the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of December 31, 2008 and expires on May 30, 2013. Interest payments only are due quarterly for the term of the loan with principal due at maturity.

On July 1, 2008, in connection with the acquisition of Enclave on the Lake, we assumed an $18,281,000 ($18,790,000 face value less discount of $509,000) loan from NorthMarq Capital, Inc. that bears interest at a fixed rate of 5.45% per annum and matures on May 1, 2011. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $167,000 were made during the six months ended December 31, 2008. In addition, we incurred financing costs totaling $241,000 in conjunction with the assumption of the loan.

On August 7, 2008, we obtained a $9,000,000 loan from 40/86 Mortgage Capital, Inc., secured by the Lakeside Office Center property acquired on March 5, 2008. The loan is for a term of seven years and bears interest at a fixed rate of 6.03% with interest payments only for the first 36 months and principal and interest for the remaining 48 months of the loan term. In addition, we incurred financing costs of approximately $171,000 associated with obtaining this loan, including $36,000 paid to CBRE Melody, a related party.

On October 10, 2008, we entered into a £5,728,000 ($8,360,000 at December 31, 2008) financing agreement with the Royal Bank of Scotland plc secured by Albion Mills Retail Park property. The loan is for a term of five years and bears interest at a variable rate of interest, adjusted quarterly, based on three month GBP-based LIBOR plus 1.31%. In addition, we incurred financing costs of approximately £40,000 ($59,000 at December 31, 2008) associated with obtaining this loan. On November 25, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of December 31, 2008 and expires on October 10, 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On November 18, 2008, in connection with the acquisition of Avion Midrise III & IV, we assumed $20,851,000 ($22,186,000 face value less discount of $1,335,000) fixed-rate mortgage loan from Capmark Finance, Inc. that bears interest at a rate of 5.52% per annum and matures on April 1, 2014. Principal and interest payments are due monthly for the remaining loan term and a principal payment of $32,000 was made at closing for the December 1, 2008 payment. In addition, we incurred financing costs totaling $344,000 in conjunction with the assumption of the loan.

Loan Payable

We entered into a credit agreement with Bank of America, N.A. to provide us a $65,000,000 term loan and a $10,000,000 revolving line of credit (collectively, the “Credit Facility”) in 2007. The one year term loan was fully drawn upon at the closing of the Carolina Portfolio on August 30, 2007. None of the revolving line of credit was ever drawn. The Credit Facility matured in August, 2008 and interest was payable monthly at a floating rate of LIBOR plus 1.25%. Upfront fees and other loan closing cost totaling approximately $229,000 were capitalized as incurred. A fee of 0.2% per annum was accrued on unfunded balances under the revolving line of credit. The loan contained various financial covenants and restrictions including a fixed charge coverage ratio of at least 1.6, as defined in the credit agreement. As of December 31, 2007, the term loan balance was $45,000,000 and we were in compliance with all such covenants and restrictions. The Credit Facility was unsecured, but we were required to repay a proportion of the Credit Facility, as defined in the credit agreement, if any of the unencumbered properties in the Carolina Portfolio were financed or sold.

On August 8, 2008, we entered into an amended and restated credit agreement with Bank of America, N.A. (“Bank of America”), which amended the terms of our prior credit agreement with Bank of America, to provide us with a new $45,000,000 unsecured revolving line of credit (the “Revolving Credit Facility”), and to replace our prior Bank of America term loan and revolving credit facility which matured in August 2008. The new Revolving Credit Facility was fully drawn upon at closing, with such proceeds utilized to pay down the full $45,000,000 amount outstanding under our prior Bank of America term loan (as of August 8, 2008, no amount was outstanding under our prior $10,000,000 Bank of America revolving credit facility). The new Revolving Credit Facility matures in August 2010 and bears interest at a floating rate of LIBOR plus 2.00% to 2.75%, based upon our leverage ratio as defined in the credit agreement (at our current leverage ratio, the Revolving Credit Facility bears interest at a floating rate of LIBOR plus 2.00%). An upfront fee of $292,500 was paid to Bank of America, and a fee equal to the actual daily amount by which the aggregate commitments exceed the total outstandings (both as defined in the amended and restated credit agreement) times 0.20% per annum if the total outstandings are equal to or more than 50% of the aggregate commitments, or 0.25% per annum otherwise, is accrued on unfunded balances under the Revolving Credit Facility. The loan contains various financial covenants and restrictions including a fixed charge coverage ratio of at least 1.75 to 1.00, as defined in the amended and restated credit agreement. As of December 31, 2008, there is no amount outstanding under the Revolving Credit Facility.

Distribution Policy

In order to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, we must make distributions to our shareholders each year in an amount at least equal to 90% of our REIT taxable income (as determined without regard to the dividends paid deduction and excluding net capital gain).

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

To the extent that our cash available for distribution is less than the amount we are required to distribute to qualify as a REIT, we may consider various funding sources to cover any shortfall, including borrowing funds on a short-term, or possibly long-term, basis or selling properties. In addition, we may utilize these funding sources to make distributions that exceed the amount we are required to distribute to qualify as a REIT.

Off-Balance Sheet Arrangements

As of December 31, 2008, we had three Investments in Unconsolidated Entities. Our investments are discussed in Item 2, “Properties,” and Note 5, “Investments in Unconsolidated Entities” in the accompanying consolidated financial statements.

Contractual Obligations and Commitments

The following table provides information with respect to our consolidated property contractual obligations at December 31, 2008 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Note Payable (and interest payments) Collateralized by REMEC Corporate Campus	$(15,101)	$(635)	$(14,466)	$—	$—
Note Payable (and interest payments) Collateralized by 300 Constitution Drive	(13,936)	(580)	(1,162)	(12,194)	—
Note Payable (and interest payments) Collateralized by Deerfield Commons I	(13,191)	(509)	(1,151)	(1,286)	(10,245)
Note Payable (and interest payments) Collateralized by 602 Central Blvd.	(11,022)	(545)	(1,089)	(1,089)	(8,299)
Note Payable (and interest payments) Collateralized by Bolingbrook Point III	(11,880)	(473)	(947)	(947)	(9,513)
Note Payable (and interest payments) Collateralized by the Carolina Portfolio	(87,373)	(6,981)	(13,961)	(13,732)	(52,699)
Note Payable (and interest payments) Collateralized by Lakeside Office Center	(12,563)	(543)	(1,121)	(1,299)	(9,600)
Note Payable (and interest payments) Collateralized by Thames Valley Five	(14,634)	(777)	(1,553)	(12,304)	—
Note Payable (and interest payments) Collateralized by Enclave on the Lake	(21,021)	(1,355)	(19,666)	—	—
Note Payable (and interest payments) Collateralized by Albion Mills Retail Park	(11,464)	(621)	(1,242)	(9,601)	—
Note Payable (and interest payments) Collateralized by Avion Midrise III & IV	(28,440)	(1,618)	(3,237)	(3,237)	(20,348)

Total	$(240,625)	$(14,637)	$(59,595)	$(55,689)	$(110,704)

The following table provides information with respect to our unconsolidated property contractual obligations at December 31, 2008 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Note Payable (and interest payments) Collateralized by Duke Joint Venture	$(152,373)	$(6,696)	$(13,392)	$(91,645)	$(40,640)
Note Payable (and interest payments) Collateralized by Afton Ridge Joint Venture	(29,164)	(1,308)	(2,616)	(25,239)	—

Total(1)	$(181,537)	$(8,004)	$(16,008)	$(116,884)	$(40,640)

(1)	Unconsolidated payment amounts are at our pro rata share of effective ownership and exclude our investment in CBRE Strategic Partners Asia.

As of December 31, 2008, we were committed to pay $4,522,000 in accrued offering costs. The timing of future payments is uncertain.

As of December 31, 2008, we had an unfunded investment commitment in CBRE Strategic Partners Asia totaling $19,800,000. The timing of future payments is uncertain.

Income Taxes

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2004. As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute currently to our shareholders. Under the Internal Revenue Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute at least 90% of their annual net taxable income (excluding net capital gains) to their shareholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to state, local and foreign taxes on our income and property and to U.S. federal income and excise taxes on our undistributed gross income. Our properties located in Texas are subject to a Texas Gross Margin Tax, Deerfield Commons I is subject to a Georgia Corporation Income Tax and properties located in North Carolina are subject to a North Carolina Franchise Tax under which we incurred a total of approximately $116,900 of taxes for the year ended December 31, 2008.

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

Notes Payable secured by real property are summarized as follows (in thousands):

	Interest Rate as of December 31,			December 31,
Property	2008	2007	Maturity Date	2008	2007
REMEC	4.79%	4.79%	November 1, 2011	$13,250	$13,250
300 Constitution	4.84	4.84	April 1, 2012	12,000	12,000
Deerfield Commons I.(1)	5.23	5.23	December 1, 2015	9,725	9,725
602 Central Blvd.(2)(10)	6.79	6.94	April 27, 2014	8,026	10,928
Bolingbrook Point III	5.26	5.26	January 1, 2015	9,000	9,000
Fairforest Bldg. 5(3)	6.33	6.33	February 1, 2024	10,767	11,177
Fairforest Bldg. 6(3)	5.42	5.42	June 1, 2019	3,512	3,754
HJ Park—Bldg. 1(3)	4.98	4.98	March 1, 2013	1,167	1,407
North Rhett I(3)	5.65	5.65	August 1, 2019	4,567	4,871
North Rhett II(3)	5.20	5.20	October 1, 2020	2,503	2,652
North Rhett III(3)	5.75	5.75	February 1, 2020	2,038	2,166
North Rhett IV(3)	5.80	5.80	February 1, 2025	10,742	11,132
Mt Holly Bldg.(3)	5.20	5.20	October 1, 2020	2,503	2,652
Orangeburg Park Bldg.(3)	5.20	5.20	October 1, 2020	2,545	2,697
Kings Mountain I(3)	5.27	5.27	October 1, 2020	2,165	2,294
Kings Mountain II(3)	5.47	5.47	January 1, 2020	6,495	6,911
Union Cross Bldg. I(3)	5.50	5.50	July 1, 2021	3,111	3,278
Union Cross Bldg. II(3)	5.53	5.53	June 1, 2021	9,515	10,031
Thames Valley Five(4)(10)	6.42	—	May 30, 2013	10,945	—
Lakeside Office Center(5)	6.03	—	September 1, 2015	9,000	—
Enclave on the Lake(6)	5.45	—	May 1, 2011	18,623	—
Albion Mills Retail Park(7)(8)(10)	5.25	—	October 10, 2013	8,360	—
Avion Midrise III & IV(8)	5.52	—	April 1, 2014	22,154	—

Notes Payable				182,713	119,925
Less Discount				(4,443)	(3,049)
Less Albion Mills Retail Park Fair Value Adjustment				(1,109)	—

Notes Payable Less Discount and Fair Value Adjustment				$177,161	$116,876

(1)	Interest only payments are due monthly for the first 60 months of the loan term. Principal and interest payments are due monthly for the remaining 60 months of the loan term.
(2)

Variable interest rate of 6.79% and 6.94% at December 31, 2008 and 2007 based on three month GBP based LIBOR plus 0.67%. We maintain a rate cap agreement pursuant to which we will be protected against an increase in the three month LIBOR over 6.25% through May 27, 2010.

(3)

These notes payable were assumed from the seller of the Carolina Portfolio on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount.

(4)	We entered into the interest rate swap agreement that fixes the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of December 31, 2008 and expires on May 30, 2013.
(5)	Interest only payments are due monthly for the first 36 months of the loan term. Principal and interest payments are due monthly for the remaining 48 months of the loan term.
(6)	The loan was assumed from the seller of Enclave on the Lake on July 1, 2008 and was recorded at estimated fair value which includes the discount.
(7)	The Albion Mills Retail Park notes payable balance is presented at cost basis. This loan is carried on our balance sheet at fair value (see Note 16).
(8)	We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of December 31, 2008 and expires on October 10, 2013.
(9)	The loan was assumed from the seller of Avion Midrise III & IV on November 18, 2008 and was recorded at estimated fair value which includes the discount.
(10)	These loans are subject to certain financial covenants (interest coverage and loan to value).

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

The fair value of long-term debt was estimated based on current interest rates available to us for debt instruments with similar terms. The following table summarizes our financial instruments and their calculated fair value at December 31, 2008 and 2007 (in thousands):

	As of December 31, 2008
	Carrying Value	Total Fair Value
Financial Assets (Liabilities):
Interest Rate Cap	$1	$1
Interest Rate Swaps	(1,336)	(1,336)
Notes Payable	(177,161)	(165,803)
Loan Payable	—	—

A 100 basis point increase or decrease in interest rates would increase or decrease the fair market value of our notes payable by $7,039,000 at December 31, 2008. In addition, a 100 basis point increase or decrease in interest rates would either increase or decrease annual variable interest expense on the 602 Central Boulevard Property by approximately $80,000 and approximately $109,000 on the Thames Valley Five property and approximately $84,000 on the Albion Mills Retail Park property.

	As of December 31, 2007
	Carrying Value	Total Fair Value
Financial Assets (Liabilities):
Interest Rate Cap	$121	$121
Notes Payable	(116,876)	(114,174)
Loan Payable	(45,000)	(45,000)

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

Debt Maturities

The following table details our consolidated and unconsolidated debt maturities as of December 31, 2008 (in thousands):

	Consolidated Debt			Unconsolidated Debt (1)				Consolidated & Unconsolidated Debt (1)
	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities		Total	Scheduled Amortization	Term Maturities	Total
2009	$4,321	$—	$4,321	$—	$		$—	$4,321	$—	$4,321
2010	4,567	—	4,567	—		—	—	4,567	—	4,567
2011	4,740	31,028	35,768	—			—	4,740	31,028	35,768
2012	4,947	12,000	16,947	—			—	4,947	12,000	16,947
2013(2)	5,000	19,304	24,304	—		102,310	102,310	5,000	121,614	126,614
2014	4,865	27,835	32,700	—		40,640	40,640	4,865	68,475	73,340
2015	4,905	26,491	31,396	—			—	4,905	26,491	31,396
2016	4,930	—	4,930	—			—	4,930	—	4,930
2017	5,215	—	5,215	—			—	5,215	—	5,215
2018	5,516	—	5,516	—			—	5,516	—	5,516
Thereafter	17,049	—	17,049	—			—	17,049	—	17,049

Total	$66,055	$116,658	$182,713	$—		$142,950	$142,950	$66,055	$259,608	$325,663

Weighted Average Maturity (years)		5.94				5.28				5.65
Weighted Average Interest Rate		5.70%				5.60%				5.65%

(1)	Unconsolidated debt amounts are at our pro rata share of effective ownership.

(2)

The Thames Valley Five consolidated debt ($10,945,000 at December 31, 2008) maturity date may be extended for an additional two years from May, 2013 to May, 2015. In addition, Afton Ridge has the option to extend the maturity date of the unconsolidated debt ($22,950,000 at December 31, 2008 – our share) for one additional year from October, 2013 to October, 2014.

Encumbered and Unencumbered Properties

The following table details our Encumbered and Unencumbered properties as of December 31, 2008 (Approximate Acquisition Cost and Debt Balance in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance
Encumbered Properties	27	$380,199	$182,713	8	$273,205	$142,950	35	$653,404	$325,663
Unencumbered Properties	25	202,483	—	—	—	—	25	202,483	—

Total Properties	52	$582,682	$182,713	8	$$273,205	$142,950	60	$855,887	$325,663

(1)

Number of Properties at 100%. Approximate Total Acquisition Cost and Debt Balance for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Subsequent Events

From January 1, 2009 through January 29, 2009, we received gross proceeds from our initial public offering of approximately $28,134,422 from the sale of 2,832,723 common shares. In addition, from January 30, 2009 through March 20, 2009, we received gross proceeds from our follow-on public offering of $2,122,235 from the sale of 21,222,350 common shares.

On January 30, 2009, we entered into a managing dealer agreement (the “Managing Dealer Agreement”) with our Dealer Manager who serves as the dealer manager for our current follow-on public offering. Under the Managing Dealer Agreement, we have agreed to pay, subject to reduction under certain circumstances, our Dealer Manager (i) a commission of up to 7.0% of the selling price of each common share for which a sale is completed, (ii) a dealer manager fee equal to 2.0% of the selling price of each common share which is sold in our current follow-on public offering for serving as dealer manager of our offering and (iii) a marketing support fee for assistance in selling and marketing the common shares of 1.0% of the selling price of each common share which is sold in our current follow-on public offering. Our Dealer Manager may, in its sole discretion, reallow all or a portion of these commissions and fees to participating broker-dealers. The selling commissions, dealer manager fee and marketing support fee are not paid for common shares issued pursuant to our dividend reinvestment plan. We will reimburse our Dealer Manager for bona fide due diligence expenses incurred by our Dealer Manager or reimbursed by Dealer Manager to the participating broker-dealers in connection with our current follow-on public offering in an amount not to exceed $1,350,000.

On January 30, 2009, we entered into a second amended and restated advisory agreement (the “Second Amended Advisory Agreement”) with CBRE OP and our Investment Advisor. The Second Amended Advisory Agreement generally contains the same terms and conditions as the Amended and Restated Advisory Agreement dated October 24, 2006 pertaining to our initial public offering, except for the following material changes: (i) the investment management fee was modified to consist of (a) a monthly fee equal to one twelfth of 0.5% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments in our portfolio and (b) a monthly fee equal to 5.0% of the aggregate monthly net operating income derived from all real estate investments in our portfolio; (ii) the acquisition fee was modified to be up to 1.5% of (a) the purchase price of real estate investments acquired, including any debt attributable to our investments, or (b) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity; and (iii) the definition of “cause” was modified to include any bankruptcy or dissolution of our Investment Advisor and CBRE Investors and/or CB Richard Ellis.

On January 30, 2009, we entered into a second amended and restated agreement of limited partnership (the “Second Amended Partnership Agreement”) with each of the limited partners of CBRE OP. The Second Amended Partnership Agreement generally contains the same terms and conditions as the Amended and Restated Agreement of Limited Partnership dated October 24, 2006 pertaining to our initial public offering, except for the following material changes: clarification regarding the timing of potential distributions that the holder of the class B limited partnership interest is entitled to upon (i) the disposition of properties or other assets (including by liquidation, merger or otherwise), (ii) the listing of our common shares on a national securities exchange or the Nasdaq and (iii) the termination of our Investment Advisor pursuant to the Second Amended Advisory Agreement, in each case, which may be paid in the form of cash or common shares, as determined by our Board of Trustees.

On February 12, 2009, we entered into a selected dealer agreement with our Dealer Manager, our Investment Advisor, CBRE Investors and Ameriprise Financial Services, Inc. (“Ameriprise”), pursuant to which Ameriprise was appointed as a soliciting dealer in our current follow-on offering. Subject to certain limitations set forth in the selected dealer agreement, we, our Dealer Manager, our Investment Advisor and CBRE Investors, jointly and severally, have agreed to indemnify Ameriprise against certain liabilities, including liabilities under the Securities Act of 1933, as amended, and liabilities resulting from the breach by us, our Dealer Manager, our Investment Advisor, or CBRE Investors of the selected dealer agreement. In connection with the selected dealer agreement, we separately agreed to indemnify and reimburse our Dealer Manager, our Investment Advisor and CBRE Investors under certain circumstances for any amounts each of them is required to pay pursuant to the indemnification. The selected dealer agreement contains customary representations, warranties, covenants and closing conditions. The selected dealer agreement also contains customary termination provisions and an additional right of termination by any party at any time for any reason with two days prior written notice to the other parties.

On March 17, 2009, our Board of Trustees appointed Peter E. DiCorpo to serve as a trustee. On March 27, 2009, we entered into an indemnification agreement with Mr. DiCorpo whereby we have agreed to indemnify Mr. DiCorpo under certain circumstances in his capacity as one of our trustees.

On March 30, 2009, the Duke joint venture entered into a purchase and sale agreement to acquire each of (i) 22535 Colonial Pkwy., located at 22535 Colonial Pkwy., Katy, TX, a suburb of Houston, and (ii) Celebration Office Center III , located at 1390 Celebration Blvd., Kissimmee, FL, a suburb of Orlando. Also on March 30, 2009, the Duke joint venture entered into a contribution agreement to acquire Fairfield Distribution Ctr. IX located 4543-4561 Oak Fair Blvd., Tampa FL.

The Duke joint venture will acquire 22535 Colonial Pkwy. for approximately $14.7 million, Celebration Office Center III for approximately $17.75 million and Fairfield Distribution Ctr. IX for approximately $9.3 million, exclusive of customary closing costs. We own an 80% interest in the Duke joint venture and, at closing, we will make a cash contribution of approximately $33.5 million to the Duke joint venture in connection with the three acquisitions, which we expect to fund by using the net proceeds from our current public offering. While we anticipate these acquisitions will close during the third quarter of 2009, these agreements are subject to a number of contingencies and there can be no assurances that these acquisitions will transpire.

22535 Colonial Pkwy. consists of a 89,750 square foot two-story office building that was completed in March 2009 and has no operating history. 22535 Colonial Pkwy. was built-to-suit and is 100% leased to Det Norske Veritas (U.S.A.), Inc., a third-party provider of risk management services for the maritime industry, under a lease that expires in June 2019. Celebration Office Center III consists of a 100,924 square foot three-story office building that will be completed in April 2009 and has no operating history. Celebration Office Center III is being built-to-suit and is 100% leased to Disney Vacation Development, Inc., the developer and operator of Disney Vacation Club timeshares, under a lease that expires in March 2016. Fairfield Distribution Ctr. IX consists of a 136,212 square foot warehouse/distribution building that was completed in September 2008 and has no operating history. Fairfield Distribution Ctr. IX was built-to-suit and is 100% leased to Iron Mountain, the leading records management company in the U.S., under a lease that expires in August 2025.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of quantitative and qualitative disclosures about market risk, see the “Quantitative and Qualitative Disclosures About Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations above.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV Item 15 beginning on page F-1 of this Annual Report on Form 10-K incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have formally adopted a policy for disclosure controls and procedures that provides guidance on the evaluation of disclosure controls and procedures and is designed to ensure that all corporate disclosure is complete and accurate in all material respects and that all information required to be disclosed in the periodic reports submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods and in the manner specified in the Securities and Exchange Commission’s rules and forms. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Also, we have an investment in three unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to these entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls Over Financial Reporting

No changes in internal control over financial reporting occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 27, 2009, we entered into an indemnification agreement with Mr. Peter E. DiCorpo whereby we have agreed to indemnify Mr. DiCorpo under certain circumstances in his capacity as one of our trustees.

PART III

ITEM 10.	TRUSTEES, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The following table and biographical descriptions set forth certain information, as of the date of the filing of this Annual Report on Form 10-K, regarding our executive officers and trustees. Our Board of Trustees currently consists of five individuals, three of whom are independent.

Name	Age	Position
Jack A. Cuneo	61	Chairman of the Board of Trustees, President and Chief Executive Officer
Charles E. Black	60	Trustee*
Martin A. Reid	53	Trustee*
James M. Orphanides	58	Trustee*
Peter E. DiCorpo	37	Trustee
Laurie E. Romanak	49	Senior Vice President and Chief Financial Officer and Secretary
Philip L. Kianka	52	Chief Operating Officer and Executive Vice President

*	Denotes independent trustee

Jack A. Cuneo. Mr. Cuneo has been the Chairman of the Board of Trustees since January 2009 and our President and Chief Executive Officer and the President and Chief Executive Officer of our Investment Advisor since March 2004. Mr. Cuneo has over 39 years of experience in the real estate industry and had been involved in a wide range of real estate investment activity including acquisitions, development, joint venture structuring, property sales, work outs and private equity financing for REITs and real estate operating companies. Prior to joining CB Richard Ellis Investors L.L.C., or CBRE Investors, in June 2003, Mr. Cuneo served as President of Cuneo Capital Group which engaged in advisory and private equity investment activities from 2002 to 2003. Mr. Cuneo also spent 26 years at Merrill Lynch where he served from 1997 to 2000 as the Chairman and Chief Executive Officer of Merrill Lynch Hubbard, a real estate investment subsidiary which acquired, operated and sold over 100 properties valued at $1.8 billion on behalf of over 240,000 individual investors. Mr. Cuneo was a Managing Director of the Global Real Estate and Hospitality Group at Merrill Lynch from 2000 to 2002 where he led private equity, advisory and asset sales activities. He is a member of the Urban Land Institute (ULI), the Policy Advisory Board at the Haas School of Business, University of California at Berkeley and the Real Estate Board of New York. Mr. Cuneo received a B.A. from City College of New York.

Charles E. Black. Mr. Black has been one of our trustees since June 2004. Mr. Black is an attorney in private practice who represents developers, land owners and businesses in the development, entitlement, financing and implementation of politically sensitive, public and private real estate projects through his firm, The Law Office of Charles E. Black. Mr. Black is the Chief Executive Officer of CB Urban Development, a development company he founded in 2007 which specializes in mixed-use urban development projects. Prior to that, Mr. Black was the Regional Senior Vice President (San Diego region) of The Irvine Company. Prior to joining The Irvine Company in March 2006, Mr. Black was the Executive Vice President of JMI Realty, where he had overall management responsibility for the development of Petco Park, the $450 million San Diego Padres baseball park that was completed in February 2004. Prior to joining JMI Realty in 2002, Mr. Black was the President and Chief Operating Officer of the San Diego Padres Baseball Club. From 1991 to 2002, Mr. Black was a partner in the law firm of Gray, Cary, Ware and Freidenrich, where his areas of expertise included real estate acquisition and development, urban planning and development law and development financing. Mr. Black is a member of the Urban Land Institute (ULI) and the land economics society Lambda Alpha. Mr. Black received a B.S. from the United States Air Force Academy and a J.D. from the University of California at Davis.

Martin A. Reid. Mr. Reid has been one of our trustees since March 2005. Mr. Reid is a partner in Cheswold Realty Capital, an investment vehicle with $100 million of committed capital dedicated to opportunistic investments. Prior to joining Cheswold, Mr. Reid was the Chief Executive Officer of the General Partner of Redstone Hotel Partners, advising on hotel transactions and fund raising activities. From 1998 until 2006, Mr. Reid was a Managing Director of Thayer Lodging where he was responsible for acquisitions and dispositions. Mr. Reid has a broad professional background in real estate investment, capital markets and finance. Prior to joining Thayer Lodging in 1998, Mr. Reid spent four years as a Principal at LaSalle Advisors in Baltimore, Maryland, successor through merger to Alex. Brown Kleinwort Benson, where he originated and closed real estate transactions for pension fund clients. Prior to his tenure with LaSalle, Mr. Reid spent several years in acquisitions and dispositions with real estate investment and advisory affiliates of Merrill Lynch & Co. and Chase Manhattan Bank, where he was involved in the acquisition of several office, retail and residential properties and portfolios. Mr. Reid received a B.S. in Accounting from the State University of New York at Albany and an M.B.A. in Financial Management from Pace University. Mr. Reid is a Member of the American Institute of Certified Public Accountants and is a Full Member of the Urban Land Institute (ULI).

James M. Orphanides. Mr. Orphanides has been one of our trustees since October 2005. Mr. Orphanides has been Chairman Emeritus of First American Title Insurance Company of New York, and a Director, effective December 31, 2007. Mr. Orphanides has worked for First American since 1992 holding key executive positions and from 1996 through 2007 he was President, CEO and Chairman of the Board. Prior to joining First American, Mr. Orphanides was a Principal and President of Preferred Land Title Services, Inc. from 1982 to 1992. Mr. Orphanides was Vice President and head of the National Sales department in New York for Commonwealth Land Title Insurance Company from 1979 to 1982 and an Executive at Chicago Title Insurance Company from 1972 to 1979. Mr. Orphanides is a trustee of Wilshire Enterprises, Inc. Mr. Orphanides sits on the Boards of the Foundation for Medical Evaluation and Early Detection, Seeds of Peace, Citizen Budget Commission and the American Ballet Theatre. Mr. Orphanides is also a member of the Lincoln Center Corporate Fund Leadership Committee, the Hellenic American Bankers Association (HABA) and the Economic Club of New York; TPC Golf Club at Jasna Polona in Princeton, New Jersey; the Nassau Club in Princeton, New Jersey and the Union League Club in New York City. Mr. Orphanides received a B.A. from Heidelberg College and an M.A. from Queens College of New York.

Peter E. DiCorpo. Mr. DiCorpo has been one of our trustees since March 2009. Mr. DiCorpo joined CBRE Investors in 2008 as Global Chief Operating Officer. In this capacity, he is responsible for the global execution of the company’s business plan and oversight of day-to-day business operations. He is a member of the firm’s Executive Committee and Global Leadership Team. Mr. DiCorpo is a seasoned real estate professional who has a broad range of experience in many facets of the industry. He joined CBRE Investors from AIG Global Real Estate Investment Corp., where he served in various capacities since 1995, including Chief Administrative Officer. He also served as Head of Residential Production where he created a national investment team and oversaw all multifamily investments. Mr. DiCorpo earned a B.A. degree in Mathematical Economics from Colgate University, a M.S. in Professional Accounting from the University of Hartford and an M.B.A. in Finance and Management from New York University Stern School of Business.

Laurie E. Romanak. Ms. Romanak has been our Senior Vice President, Chief Financial Officer and Secretary and a Managing Director of our Investment Advisor since March 2004. Ms. Romanak is also the Executive Managing Director and Global Head of Investment Reporting of CBRE Investors and is responsible for global accounting/reporting and finance activities for the organization’s approximately $37.8 billion real estate investment portfolio. Ms. Romanak directs human resources and corporate compliance/administration for the firm’s offices in the US, Asia and Europe. Ms. Romanak joined CBRE Investors in 1986 and has served in her current role since 1995. Ms. Romanak is a C.P.A. and has more than 23 years of experience in the commercial real estate industry. Ms. Romanak previously served on the Board of Directors of the National Council of Real Estate Investment Fiduciaries (NCREIF) and as its past President, and is an active member of the National Association of Real Estate Investment Managers (NAREIM). Ms. Romanak received a B.B.A. from the University of Michigan at Ann Arbor.

Philip L. Kianka. Mr. Kianka has been our Chief Operating Officer and Executive Vice President since October 2008. Mr. Kianka has also been the Director of Operations of the Investment Advisor since January 2006. Mr. Kianka is also a Senior Director of CBRE Investors. Mr. Kianka has over 23 years of experience in acquisitions, asset and portfolio management, development and dispositions of real estate. Prior to joining the Investment Advisor, Mr. Kianka was a Vice President and senior asset manager for Lexington Corporate Properties Trust from 1997 to December 2005. Mr. Kianka also spent 13 years as Vice President at Merrill Lynch Hubbard, a real estate investment subsidiary of Merrill Lynch, which acquired, operated and sold over 100 properties valued at $1.8 billion on behalf of over 240,000 investors. Mr. Kianka received a B.A. and a MARCH from Clemson University in Clemson, South Carolina and is a licensed architect and member of the American Institute of Architects.

Our trustees and executive officers will serve until their successors are duly elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and trustees, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Based solely on a review of the copies of the forms received and written representations, we believe that during fiscal year 2008, our executive officers, trustees and persons who own more than 10% of a registered class of our equity securities complied with the beneficial ownership reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Code of Business Conduct and Ethics

Our Board of Trustees has adopted a code of business conduct and ethics that applies to our trustees, executive officers and officers and employees of our Investment Advisor. Among other matters, our code of business conduct and ethics was designed to deter wrongdoing and to assist our trustees, executive officers and officers and employees of our Investment Advisor in promoting honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications; compliance with applicable governmental laws, rules and regulations; prompt internal reporting of violations of the code to appropriate persons identified in the code; and accountability for adherence to the code.

Any amendment to, or waiver of, this code of business conduct and ethics for our executive officers or trustees may be made only by our Board of Trustees or one of our board committees specifically authorized for this purpose and must be promptly disclosed as required by law or stock exchange regulations. Our Code of Business Conduct and Ethics is available on our website http://www.cbrerealtytrust.com. You may also obtain, free of charge, a copy of our code of business conduct and ethics by directing your request in writing to CB Richard Ellis Realty Trust, 515 South Flower Street, Suite 3100, Los Angeles, California 90071, Attn: Laurie E. Romanak.

Audit Committee and Audit Committee Financial Expert

We have a standing Audit Committee, consisting of Messrs. Reid (Chairman) and Black, each of whom is “independent” as such term is defined by the applicable rules of the SEC and our declaration of trust. Our Board of Trustees has determined that Mr. Martin A. Reid is an “audit committee financial expert,” as defined in the rules promulgated by the SEC under the Sarbanes-Oxley Act of 2002, as amended. Our Audit Committee’s primary function is to assist the Board of Trustees in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the shareholders and others, the system of internal controls that management has established, and the audit and financial reporting process.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Trustees

Trustees of our company who are not independent receive no additional compensation for their services as trustees. The following table sets forth the compensation earned by our independent trustees for the year ended December 31, 2008:*

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Charles E. Black	$44,000	—	$44,000
Martin A. Reid	$46,500	—	$46,500
James M. Orphanides	$32,000	—	$32,000

*	The columns “Stock Awards,” “Option Awards,” “Non-Equity Incentive Plan Compensation,” and “Change in Pension Value and Nonqualified Deferred Compensation Earnings” were omitted from this table as no such compensation was earned by our independent trustees for the year ended December 31, 2008.

For the 2008 fiscal year, we paid each of our independent trustees $25,000 per year and $1,000 per regularly scheduled committee meeting attended and $1,000 per special board meeting attended whether held in person or by telephone conference. The chairperson of the Audit Committee is entitled to an additional annual fee of $7,500 and the chairperson of the Compensation Committee is entitled to an additional annual fee of $5,000. All trustees receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Trustees. If a trustee also is an officer of ours, we do not pay separate compensation for those services rendered as a trustee.

For the 2009 fiscal year, our Board of Trustees has approved increasing the fee that we pay to each of our independent trustees per year from $25,000 to $40,000. There are no additional changes to the fees that each independent trustee is entitled to receive for the 2009 fiscal year.

Equity Incentive Plans

We have adopted a 2004 equity incentive plan. The purpose of the 2004 equity incentive plan is to provide us with the flexibility to use share options and other awards to provide a means of performance-based compensation. Key employees, directors, trustees, officers, advisors, consultants or other personnel of ours and our subsidiaries or other persons expected to provide significant services to us or our subsidiaries, including employees of our Investment Advisor, would be eligible to be granted share options, restricted shares, phantom shares, dividend equivalent rights and other share-based awards under the 2004 equity incentive plan. As of December 31, 2008, no stock options, stock awards, warrants or other rights were outstanding under this plan.

We have adopted a 2004 performance bonus plan. Annual bonuses under our 2004 performance bonus plan are awarded by our Compensation Committee to selected officers or other employees of ours, or key employees, based on corporate factors or individual factors (or a combination of both). As of December 31, 2008, no awards have been granted under this plan.

See Item 5. “Market for Registrant’s Common Equity, Related Shareholders Matters and Issuer Purchases of Equity Securities,” for a detailed description of these equity incentive plans.

Compensation Discussion and Analysis

We have no employees. We are managed by our Investment Advisor pursuant to an advisory agreement by and among our operating partnership, CBRE Operating Partnership, L.P., or CBRE OP, our Investment Advisor and us. All of our named executive officers are employees of our Investment Advisor or one or more of its affiliates. We have not paid, and do not intend to pay, any cash compensation to our executive officers and we do not currently intend to adopt any policies with respect thereto. We do not have agreements with any of our executive officers or any employees of our Investment Advisor or its affiliates with respect to their compensation. Our Investment Advisor will determine the levels of base salary and cash incentive compensation that may be earned by our executive officers for services performed for our Investment Advisor, based on the time required for the performance of the duties of our Investment Advisor under the advisory agreement and such other factors as our Investment Advisor may determine are appropriate. Our Investment Advisor will also determine whether and to what extent our executive officers will be provided with pension, deferred compensation and other employee benefits plans and programs for their services performed for our Investment Advisor. Cash compensation paid to our executive officers for their services performed for our Investment Advisor will be paid by our Investment Advisor from the fees paid by us to our Investment Advisor under the advisory agreement. We will not control how such fees will be allocated by our Investment Advisor to its employees or employees of its affiliates. See Item 13. “Certain Relationships, Related Transactions and Trustee Independence” for a discussion of fees and expenses payable to our Investment Advisor and its affiliates.

We did not grant any equity-based awards to any of our executive officers during the 2008 fiscal year. As of the end of the 2008 fiscal year, none of our executive officers held any awards based on or relating to our common shares. We have adopted our 2004 equity incentive plan pursuant to which we are permitted to grant equity-based awards to our trustees, executive officers, advisors and consultants. Under this plan, our Compensation Committee will have discretion to determine whether grants of awards may be made directly to our executive officers, and the terms and conditions of any such awards. We have also adopted our 2004 performance bonus plan pursuant to which bonuses are awarded by our Compensation Committee to selected officers, key employees or other employees of ours based on a variety of factors. See Item 5. “Market for Registrant’s Common Equity, Related Shareholders Matters and Issuer Purchases of Equity Securities — Equity Incentive Plan” and “Market for Registrant’s Common Equity, Related Shareholders Matters and Issuer Purchases of Equity Securities — Performance Bonus Plan,” for a discussion of both plans. Our Compensation Committee has not yet adopted a policy with respect to future grants of equity awards to our executive officers. We anticipate that such determinations will be made based on factors such as the desire to retain such officer’s services over the long-term. In addition, our Compensation Committee may determine to make awards to new executive officers in order to attract talented professionals to serve us.

We do not have any policy in place regarding minimum ownership requirements for either our executive officers or trustees. We do not have any policy in place regarding the ability of our executive officers or trustees to engage in hedging activities with respect to our common shares.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, our Compensation Committee recommended to our Board of Trustees that the Compensation Discussion and Analysis be included in the proxy statement in connection with our 2009 annual meeting of shareholders.

Compensation Committee Interlocks and Insider Participation

There are no Compensation Committee interlocks and none of our employees participates on our Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS

Equity Compensation Plan Information

As of December 31, 2008, no stock options, stock awards, warrants, or other rights were outstanding under the 2004 equity incentive plan. As of December 31, 2008, no awards have been granted under the 2004 performance bonus plan.

Security Ownership of Certain Beneficial Owners and Management

The following table presents information regarding the beneficial ownership of our common shares as of March 20, 2009 with respect to:

•	each person who is the beneficial owner of more than five percent of our outstanding common shares;

•	each of our trustees;

•	each of our named executive officers; and

•	all trustees and executive officers as a group.

Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment powers.

Name and Address(1)	Shares Owned(2)	Percentage
Trustees and Executive Officers:
Jack A. Cuneo	120	*
Charles E. Black	—	—
Martin A. Reid	—	—
James M. Orphanides	81,522	*
Peter E. DiCorpo	—	—
Laurie E. Romanak	—	—
Philip L. Kianka	—	—
All executive officers and trustees as a group	81,642	*

*	Less than one percent.
(1)	The address for each of our named executive officers is 17 Hulfish Street, Suite 280, Princeton, New Jersey 08542.
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

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND TRUSTEE INDEPENDENCE

The Advisory Agreement

We entered into an advisory agreement with our Investment Advisor in July 2004, which was amended and restated in October 2006 and again in January 2009. Pursuant to this agreement, which was unanimously approved by our Board of Trustees, including our independent trustees, we appointed our Investment Advisor to manage, operate, direct and supervise our operations. Our Investment Advisor performs its duties as a fiduciary of us and our shareholders. Many of the services to be performed by our Investment Advisor in managing our day-to-day activities are summarized below. This summary is provided to illustrate the material functions that our Investment Advisor performs for us as our Investment Advisor, and it is not intended to include all of the services that may be provided to us by our Investment Advisor or by third parties. Our Investment Advisor may subcontract with third parties for the performance of certain duties on our behalf. Our Investment Advisor will only subcontract with third parties that are believed to have the requisite experience to perform their duties. Our Investment Advisor will supervise the activities of any such third parties consistent with its fiduciary duty to us. Under the terms of the advisory agreement, our Investment Advisor undertakes to use its best efforts to present to us investment opportunities consistent with our investment policies and objectives as adopted by our Board of Trustees. In its performance of this undertaking, our Investment Advisor shall, subject to the authority of our Board of Trustees:

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

The initial term of the advisory agreement was for one year and the term may be renewed at the end of each year of the agreement for an additional one-year period. Prior to any such renewal, our trustees will evaluate the performance of our Investment Advisor and the criteria used in such evaluation will be reflected in the minutes of such meeting. Additionally, the advisory agreement may be terminated:

•

immediately by us (i) in the event our Investment Advisor commits fraud, criminal conduct, willful misconduct or willful or negligent breach of fiduciary duty by our Investment Advisor, (ii) upon the bankruptcy or insolvency of our Investment Advisor, CBRE Investors and/or CB Richard Ellis Group, Inc., (iii) upon material breach of the advisory agreement by our Investment Advisor, which remains uncured after 30 days’ written notice or (iv) if there is a dissolution of CBRE Investors and/or CB Richard Ellis Group, Inc.;

•	without cause or penalty by a majority of our independent trustees or by our Investment Advisor upon 60 days’ written notice; or

•	immediately by our Investment Advisor upon our bankruptcy or any material breach of the advisory agreement by us, which remains uncured after 10 days’ written notice.

Our advisory agreement was negotiated between related parties and we did not have the benefit of arm’s length negotiations of the type normally conducted with an unaffiliated third party. Our Investment Advisor and its affiliates are paid fees, and can be reimbursed for all costs it incurs, in connection with services provided to us. Certain fees payable to our Investment Advisor are not tied to the performance of our portfolio. These payments are summarized under “—Receipt of Fees and Other Compensation and Equity Interest in us by our Investment Advisor and its Affiliates and our Dealer Manager and its Affiliates.” In the event the advisory agreement is terminated, our Investment Advisor will be paid all accrued and unpaid fees and expense reimbursements. In addition, an affiliate of our Investment Advisor has received one class B limited partnership interest in CBRE OP (representing 100% of the class B interest outstanding) in exchange for the services provided to us relating to our formation and future services. The class B limited partnership interest is subject to redemption by CBRE OP in the event of termination of the advisory agreement.

A majority of our independent trustees, and a majority of trustees not otherwise interested in the transaction, must approve all transactions with our Investment Advisor or any of its affiliates. Until our shares are listed on a national securities exchange, the Nasdaq Global Select Market or the Nasdaq Global Market, our independent trustees must determine from time to time, but at least annually, that our fees and expenses are reasonable in light of our performance, our net assets and net income and the fees and expenses of other comparable unaffiliated REITs. During this period, our independent trustees are also responsible for reviewing the performance of our Investment Advisor and determining that the compensation to be paid to our Investment Advisor is reasonable in relation to the nature and quality of services to be performed and that the provisions of the advisory agreement are being carried out.

Our Investment Advisor receives advisory services relating to real estate acquisitions, property management and communications with existing investors and, in addition, receives marketing and other operational services from CNL Fund Management Company, an affiliate of CNL Securities Corp., our Dealer Manager, pursuant to a sub-advisory agreement. Our Investment Advisor compensates the Sub-Advisor through certain investment management and acquisition fees, which are in an aggregate amount of approximately 14% to 19%, respectively, of such fees our Investment Advisor receives from us. The Sub-Advisor may also provide certain marketing and operational services to our Investment Advisor, for which it is entitled to receive fees, and the Sub-Advisor is also entitled to reimbursement by our Investment Advisor for certain expenses it incurs. In the event the sub-advisory agreement is terminated, the Sub-Advisor will be paid all accrued and unpaid fees and expense reimbursements. Our Investment Advisor retains ultimate responsibility for the performance of all of the matters entrusted to it under the advisory agreement.

Ownership by our Investment Advisor and its Affiliates

As of December 31, 2008, CBRE REIT Holdings LLC, an affiliate of our Investment Advisor, owns 246,361 limited partnership units, representing 0.38% of the outstanding limited partnership units in CBRE OP. CBRE REIT Holdings LLC also owns all of the class B limited partnership interest in CBRE OP. CBRE REIT Holdings LLC was formed solely to hold these ownership interests in CBRE OP and is controlled by CBRE Investors, which is an indirect wholly-owned subsidiary of CB Richard Ellis Group, Inc., or CB Richard Ellis. CBRE REIT Holdings LLC purchased the limited partnership units for an aggregate amount of $242,500, or $8.10 per unit in July 2004. The class B limited partnership interest was issued to CBRE REIT Holdings LLC as part of the consideration for our Investment Advisor entering into the advisory agreement with us and for services provided to us in connection with our formation and ongoing advisory services, such as selecting the placement agent relating to our initial private placement, sourcing members to serve on our executive management team and seeking initial investments for our portfolio. The issuance of this interest was negotiated between related parties and we did not have the benefit of arm’s length negotiations of the type normally conducted with an unaffiliated third party. CBRE Investors, an affiliate of our Investment Advisor, also purchased 269,428 of our common shares for $2,182,500, or $8.10 per share, in an initial private placement of our common shares prior to our initial public offering.

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

Jack A. Cuneo, Managing Director of CBRE Investors, is our President and Chief Executive Officer and our Chairman and Laurie E. Romanak, Executive Managing Director and Global Head of Investment Reporting of CBRE Investors, is our Senior Vice President, Chief Financial Officer and Secretary. Laurie E. Romanak, Jack A. Cuneo, and Philip L. Kianka, our Chief Operating Officer and Executive Vice President, all serve as officers of our Investment Advisor. Our Chairman, President and Chief Executive Officer and our Chief Financial Officer directly hold an aggregate 12.9% economic interest in our Investment Advisor. These individuals owe fiduciary duties to these entities and their shareholders. Such fiduciary duties may from time to time conflict with the fiduciary duties owed to our shareholders and us.

Ownership by Affiliates of the Dealer Manager and the Sub-Advisor

Fund Investors, LLC, an affiliate of our Dealer Manager, owns 87,046 of our common shares. Additionally, CNL Fund Management Company, an affiliate of our Dealer Manager, serves as the Sub-Advisor to our Investment Advisor. Fund Investors, LLC and CNL Fund Management Company owns an aggregate 23% distribution interest in the net proceeds upon a sale of our Investment Advisor and an aggregate 24.9% voting and distribution interest (excluding distributions that CBRE Investors is entitled to with respect to 29,937 class A units) in CBRE REIT Holdings LLC. CNL Fund Management Company and Fund Investors, LLC received their interests in our Investment Advisor and in CBRE REIT Holdings LLC in return for capital contributions made to each respective entity. CNL Fund Management Company and our Dealer Manager are wholly-owned subsidiaries of CNL Capital Markets Corp.

Joint Ventures with Affiliates of our Investment Advisor

We have agreed to a capital commitment of up to $20,000,000 in CB Richard Ellis Strategic Partners Asia II-A, L.P., or CBRE Strategic Partners Asia. On October 16, 2007, we funded $200,000 of our capital commitment. CBRE Investors, our sponsor, formed CBRE Strategic Partners Asia to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in Asia, including China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. The initial closing of CBRE Strategic Partners Asia was in October 2007 with additional commitments being accepted through January 2008. CBRE Strategic Partners Asia closed on January 31, 2008, with aggregate capital commitments of $394,200,000. CBRE Strategic Partners Asia has an eight-year term, which may be extended for up to two one-year periods with the approval of two-thirds of the limited partners.

As of December 31, 2008, CBRE Strategic Partners Asia, with its parallel fund CB Richard Ellis Strategic Partners Asia II, L.P., had aggregate investor commitments of approximately $394,200,000 from institutional investors including CBRE Investors. As of December 31, 2008, we owned an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. Our capital commitment is currently being pledged as collateral on borrowings of CBRE Strategic Partners Asia of which our pro rata portion of such borrowings was $11,662,000 based on our 5.07% ownership interest in CBRE Strategic Partners Asia at December 31, 2008.

As of December 31, 2008, CBRE Strategic Partners Asia had acquired ownership interests in ten properties, five in China and five in Japan.

CBRE Strategic Partners Asia is managed by CB Richard Ellis Investors SP Asia II, LLC, or the Investment Manager, an affiliate of CBRE Investors. The Investment Manager is entitled to an annual management fee at an annual rate equal to 1.25% of the capital commitments (or an annual rate of 1.5% of the capital commitments for limited partners (which includes us) with aggregate capital commitments of less than $50,000,000). The Investment Manager is also entitled to an acquisition fee equal to (i) for assets acquired for ground up, new development or asset repositioning involving refurbishment activity, 0.75% of CBRE Strategic Partners Asia’s pro rata share of the total acquisition cost of such investment, plus 0.375% of the amount of projected capital expenditures required for such development or refurbishment activity, or (ii) for all other assets, 0.75% of CBRE Strategic Partners Asia’s pro rata share of the total acquisition cost of such investment. Our share of investment management and acquisition fees paid to the Investment Manager were approximately $271,000 and $51,000 and $104,000 and $45,000, respectively, for the years ended December 31, 2008 and 2007, respectively.

We will pay our Investment Advisor investment management and acquisition fees with respect to our investment in CBRE Strategic Partners Asia. Such fees paid to our Investment Advisor will be reduced, but not below zero, by our proportionate share of the management and acquisition fees paid to the Investment Manager. As of December 31, 2008, we had paid no fees to our Investment Advisor relating to this investment.

CBRE Strategic Partners Asia is not obligated to redeem the interests of any of its investors, including us, prior to 2017. Except in certain limited circumstances such as transfers to affiliates or successor trustees or state agencies, we will not be permitted to sell our interest in CBRE Strategic Partners Asia without the prior written consent of the general partner, which the general partner may withhold in its sole discretion.

A majority of our trustees (including a majority of our independent trustees) not otherwise interested in this transaction approved the transaction as being fair, competitive and commercially reasonable.

Receipt of Fees and Other Compensation and Equity in Us by our Investment Advisor and its Affiliates and our Dealer Manager and its Affiliates

Our Investment Advisor and its affiliates perform services relating to our public offering and the investment and management of our assets. In addition, our Dealer Manager performs services in connection with the offer and sale of shares. Although we do not rely exclusively on, or have a written agreement to exclusively receive services from, CB Richard Ellis as a service provider, our Investment Advisor may seek certain services from it or an affiliated entity.

Our Investment Advisor will be paid acquisition fees up to 1.5% of (i) the purchase price of real estate investments acquired by us, or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. We may pay acquisition fees to affiliates of our Investment Advisor for a particular property acquisition in the form of brokerage fees and mortgage loan origination fees (in the event debt is placed on a property). In the event that we pay these types of acquisition fees to affiliates of our Investment Advisor, such fees will be in addition to the 1.5% paid to our Investment Advisor and our Investment Advisor will not receive any portion of such fees.

For investment management services of our real estate assets, we pay our Investment Advisor (i) a monthly fee equal to one-twelfth of 0.5% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments in our portfolio and (ii) a monthly fee equal to 5.0% of the aggregate monthly net operating income derived from all real estate investments in our portfolio. All or any portion of the investment management fee not taken as to any fiscal year may be deferred or waived without interest at the option of our Investment Advisor.

The holder of the class B limited partnership interest in CBRE OP, CBRE REIT Holdings LLC, an affiliate of our Investment Advisor, is entitled to distributions made by the CBRE OP in an amount equal to 15% of all net sales proceeds received by CBRE OP on dispositions of properties or other assets (including by liquidation, merger or otherwise) after the other partners, including us, have received, in the aggregate, cumulative distributions from operating income, sales proceeds or other sources equal to (i) the total capital contributions made to CBRE OP and (ii) a 7% annual, uncompounded return on such capital contributions.

Additionally, we will reimburse our Investment Advisor for all actual expenses it incurs in connection with our administration on an ongoing basis. Our annual operating expenses will not exceed the greater of (i) 2% of our average invested assets or (ii) 25% of our net income in any year.

In connection with the sale of properties (which shall include the sale of a specific property or the sale of a portfolio of properties through a sale of assets, merger or similar transaction), we will pay to our Investment Advisor or its affiliates a real estate commission in an amount not to exceed 50% of the brokerage commission paid; provided that 50% of such commission may not exceed 3% of the contract price of each property sold and the total brokerage commission may not exceed the lesser of a competitive total real estate commission or 6% of the contract price of the property sold.

We are a party to a dealer manager agreement with our Dealer Manager. Under the dealer manager agreement, our Dealer Manager provides certain sales, promotional and marketing services to us in connection with the distribution of common shares offered pursuant to the prospectus relating to our initial public offering. Our Dealer Manager will receive compensation for selling shares of up to 7.0% of gross proceeds from the sale of shares in the primary offering (all or a portion may be reallowed to participating broker-dealers). Our Dealer Manager is also entitled to a dealer manager fee of up to 2.0% of the gross proceeds from the sale of shares in the primary offering (all or a portion may be reallowed to participating broker-dealers) and a marketing support fee of up to 1.0% of the gross proceeds from the sale of shares in the primary offering (all or a portion may be reallowed to participating broker-dealers).

We are also a party to a selected dealer agreement with our Dealer Manager, our Investment Advisor, CBRE Investors and Ameriprise Financial Services, Inc. (“Ameriprise”), pursuant to which Ameriprise was appointed as a soliciting dealer in our current follow-on offering. Subject to certain limitations set forth in the selected dealer agreement, we, our Dealer Manager, our Investment Advisor and CBRE Investors, jointly and severally, have agreed to indemnify Ameriprise against certain liabilities, including liabilities under the Securities Act of 1933, as amended, and liabilities resulting from the breach by us, our Dealer Manager, our Investment Advisor, or CBRE Investors of the selected dealer agreement. In connection with the selected dealer agreement, we separately agreed to indemnify and reimburse our Dealer Manager, our Investment Advisor and CBRE Investors under certain circumstances for any amounts each of them is required to pay pursuant to the indemnification. The selected dealer agreement contains customary representations, warranties, covenants and closing conditions. The selected dealer agreement also contains customary termination provisions and an additional right of termination by any party at any time for any reason with two days prior written notice to the other parties.

Our Investment Advisor will also receive reimbursement for all cumulative organizational and offering expenses (excluding selling commissions, our dealer manager fee and the marketing support fee) incurred by our Investment Advisor estimated to be 0.8% of aggregate gross proceeds.

Fees Paid in Connection with Our Initial Public Offering

For the years ended December 31, 2008, 2007 and 2006, our Dealer Manager earned the following fees:

	Years Ended December 31,
	2008		2007		2006
	Earned(1)	Payable(2)	Earned(1)	Payable(2)	Earned(1)	Payable(2)
Selling commissions	$13,703,000	$426,000	$10,921,000	$588,000	$263,000	$101,000
Dealer manager fees	$4,929,000	$194,000	$3,436,000	$234,000	$166,000	$138,000
Marketing support fees	$2,074,000	$80,000	$1,658,000	$101,000	$62,000	$—

(1)	Earned represents the amount expensed on an accrual basis for services provided by the Dealer Manager during the period.
(2)	Payable represents the unpaid amount due on an accrual basis to the Dealer Manager for services provided.

For the years ended December 31, 2008, 2007 and 2006, our Dealer Manager and our Investment Advisor and/or its affiliates earned the following other offering costs:

	Years Ended December 31,
	2008		2007		2006
	Earned(1)	Payable(2)	Earned(3)	Payable(4)	Earned(5)	Payable(6)
Other Offering Costs	$4,115,000	$3,704,000	$3,629,000	$4,290,000	$4,572,000	$4,572,000

(1)	Included in the other offering costs earned is $3,999,000 and $116,000 for the Dealer Manager and the Investment Advisor, respectively.
(2)	Included in the payable amount is $2,692,000, $13,000 and $999,000 due to the Dealer Manager, the Investment Advisor and CB Richard Ellis Group, Inc., respectively.
(3)	Included in the other offering costs earned is $3,566,000 and $63,000 for the Dealer Manager and the Investment Advisor, respectively.

(4)	Included in the payable amount is $2,590,000 and $1,700,000 due to the Dealer Manager and CB Richard Ellis Group, Inc., respectively.
(5)	Included in the other offering costs earned is $603,000 and $3,969,000 for the Dealer Manager and the CB Richard Ellis Group, Inc., respectively.
(6)	Included in the payable amount is $603,000 and $3,969,000 due to the Dealer Manager and CB Richard Ellis Group, Inc., respectively.

Fees Paid in Connection with Our Operations

For the years ended December 31, 2008, 2007 and 2006, our Investment Advisor and/or its affiliates earned the following fees:

	Years Ended December 31,
	2008		2007		2006
	Earned(1)	Payable(2)	Earned(1)	Payable(2)	Earned(1)	Payable(2)
Acquisition Fees and Expenses(3)	$5,670,000	$743,000	$2,620,000	$—	$—	$—
Investment management fees(4)	$3,964,000	$625,000	$1,547,000	$429,000	$739,000	$166,000
Property management fees	$491,000	$126,000	$160,000	$50,000	$41,000	$3,000

(1)	Earned represents the amount expensed on an accrual basis for services provided by the Investment Advisor during the period.
(2)	Payable represents the unpaid amount due on an accrual basis to the Investment Advisor for services provided.
(3)

In connection with services provided to the Investment Advisor, the Sub-Advisor, pursuant to a sub-advisory agreement, was paid $921,000, $490,000 and $0 by the Investment Advisor for the years ended December 31, 2008, 2007 and 2006, respectively.

(4)

The Investment Advisor waived investment management fees of $1,529,000, $432,000 and $0 for the years ended December 31, 2008, 2007 and 2006, respectively. In connection with services provided to the Investment Advisor, the Sub-Advisor, pursuant to a sub-advisory agreement, was paid $547,000, $214,000 and $25,000 by the Investment Advisor for the years ended December 31, 2008, 2007 and 2006, respectively.

CBRE Melody, an affiliate of the Investment Advisor, received $636,000, $36,000 and $0 in mortgage banking fees for the years ended December 31, 2008, 2007 and 2006, respectively. Leasing and brokerage fees aggregating $15,000, $0 and $0 were paid to the Investment Advisor or its affiliates for the years ended December 31, 2008, 2007 and 2006, respectively. In addition, CB Richard Ellis, UK, an affiliate of the Investment Advisor, received a payment for certain acquisition expenses in conjunction with the April 27, 2007 acquisition of 602 Central Blvd. totaling £9,000 ($18,000) for the year ended December 31, 2007.

Conflict Resolution Procedures

In order to reduce or eliminate certain potential conflicts of interest, our Board of Trustees has established a Conflicts Committee to review and approve all matters our board believes may involve a conflict of interest. In addition, our declaration of trust contains a number of restrictions relating to (i) transactions we enter into with our Investment Advisor and its affiliates, (ii) allocation of properties among affiliated entities and (iii) retention of affiliated service providers. These restrictions, which apply until our shares are listed for trading on a national securities exchange, the Nasdaq Global Select Market, or the Nasdaq Global Market, include among others, the following:

Transactions with our Investment Advisor. Except for transactions under the advisory agreement or as otherwise described in the prospectus related to our public offering, we will not accept goods or services from our Investment Advisor or its affiliates unless a majority of our trustees, including a majority of any independent trustees not otherwise interested in the transactions, approve such transactions as fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Property Transactions with our Investment Advisor and its Affiliates. We will not purchase or lease properties in which our Investment Advisor or its affiliates has an ownership interest without a determination by a majority of our trustees, including a majority of any independent trustees not otherwise interested in such transaction, that such transaction is competitive and commercially reasonable to us and at a price to us no greater than the cost of the property to our Investment Advisor or its affiliates, unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In no event will we acquire any such property at an amount in excess of its current appraised value. We will not sell or lease properties to our Investment Advisor or its affiliates or to our trustees unless a majority of our trustees, including a majority of any independent trustees not otherwise interested in the transaction, determine the transaction is fair and reasonable to us.

Loans. We will not make any loans to our Investment Advisor or its affiliates or to our trustees. We may not borrow money from any of our trustees or from our Investment Advisor and its affiliates unless approved by a majority of our trustees, including a majority of any independent trustees not otherwise interested in the transaction, as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties.

Asset Acquisitions. In the event that an investment opportunity becomes available to us through the CBRE Investors network that is suitable, under all of the factors considered by our Investment Advisor, for us and another program or account managed by CBRE Investors, then the entity that has had the longest period of time elapse since it was offered an investment opportunity will first be offered such investment opportunity. Investment opportunities sourced directly by our Investment Advisor and suitable for us are first presented to us before being offered to other programs or accounts. In determining whether or not such an investment opportunity is suitable for more than one program or account, our Investment Advisor shall examine, among others, the following factors:

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

If a subsequent event or development, such as a delay in the closing of a property or a delay in the construction of a property, causes any such investment, in the opinion of our Board of Trustees and our Investment Advisor, to be more appropriate for a program or account other than the program or account that committed to make the investment, our Investment Advisor may determine that another program or account affiliated with our Investment Advisor will make the investment. Our Board of Trustees (including our independent trustees) has a duty to ensure that the method used by our Investment Advisor for the allocation of the acquisition of properties by two or more affiliated programs seeking to acquire similar types of properties shall be reasonable, and has concluded that the procedures described above are reasonable. Such procedures are reviewed regularly by our Board of Trustees.

Affiliated Service Providers

Our Investment Advisor will attempt to retain the best real estate service providers available in the market. Although we do not rely exclusively on, nor have a written agreement to exclusively receive services from, CB

Richard Ellis as a service provider, our Investment Advisor may seek certain services, such as leasing, property management and brokerage, from it or an affiliated entity. CB Richard Ellis, directly or indirectly, has the capability to provide services relating to acquisitions, dispositions, leasing, property management, construction supervision and mortgage banking. We have engaged affiliates of CB Richard Ellis to provide certain property management services and mortgage banking services in connection with properties we own. See “—Fees Paid in Connection with Our Operations.” Our Investment Advisor must review any proposal for services from an affiliate and determine, based on research conducted by our Investment Advisor’s investment team, that it is the best combination of service, staffing and cost available in the market.

Trustee Independence

Our “independent” trustees are Charles Black, Martin Reid and James Orphanides, as such term is defined by the applicable rules of the SEC and our declaration of trust which is available on our website at http://www.cbrerealtytrust.com.

ITEM 14. PRINCIPAL	ACCOUNTING FEES AND SERVICES

We have engaged Deloitte & Touche LLP to provide us with audit and tax services. Services may include examination of annual financial statements, review of unaudited quarterly financial information, review and consultation regarding filings with the SEC, assistance with management’s evaluation of internal accounting controls, consultation on financial accounting and reporting matters, tax planning, tax consultation and tax return preparation. Deloitte & Touche LLP has served as our independent registered public accounting firm since July 1, 2004 and audited our consolidated financial statements for the years ended December 31, 2008, 2007, 2006 and 2005.

The following table lists the fees for services rendered by our independent registered public accounting firm for the years ended December 31, 2008 and 2007:

Services	2008	2007
Audit Fees(1)	$763,000	$417,000
Audit Related Fees(2)	230,000	80,000
Tax Fees(3)	180,000	67,000
All Other Fees	—	—

Total	$1,173,000	$564,000

(1)

Audit fees billed in 2008 and 2007 consisted of the audit of our annual consolidated financial statements, acquisition audits, reviews of our quarterly consolidated financial statements, statutory and regulatory audits, consents and other services related to filings with the SEC.

(2)	Audit-related fees consist of Sarbanes Oxley compliance, review and consultation.
(3)	Tax services consist of tax compliance, preparation, planning and advice.

Our Audit Committee must pre-approve, to the extent required by applicable law, all audit services and permissible non-audit services provided by our independent registered public accounting firm, except for any de minimis non-audit services. Non-audit services are considered de minimis if (i) the aggregate amount of all such non-audit services constitutes less than 5% of the total amount of revenues we paid to our independent registered public accounting firm during the fiscal year in which they are provided; (ii) we did not recognize such services at the time of the engagement to be non-audit services; and (iii) such services are promptly brought to our Audit Committee’s attention and approved prior to the completion of the audit by our Audit Committee or any of its member(s) who has authority to give such approval. None of the fees reflected above were approved by our Audit Committee pursuant to this de minimis exception. Our Audit Committee may delegate to one or more of its members the authority to grant pre-approvals. All services provided by Deloitte & Touche LLP in 2008 were pre-approved by our Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	Financial Statements and Schedules

Reference is made to the “Index to Consolidated Financial Statements” on page F-1 of this report and the Consolidated Financial Statements included herein, beginning on page F-2.

b)	Exhibits

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about us may be found elsewhere in this Annual Report on Form 10-K and our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are filed as part of this annual report on Form 10-K.

Exhibit No.
3.1	Second Amended and Restated Declaration of Trust of CB Richard Ellis Realty Trust (Previously filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-127405) filed September 13, 2006 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of CB Richard Ellis Realty Trust (Previously filed as Exhibit 3.2 to Pre-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-127405) filed September 13, 2006 and incorporated herein by reference).

4.1	Subscription Agreement (Previously filed as Appendix A to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-152653) filed January 23, 2009 and incorporated herein by reference).

10.1	2004 Equity Incentive Plan (Previously filed as Exhibit 10.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-127405) filed October 27, 2005 and incorporated herein by reference).

10.2	2004 Performance Bonus Plan (Previously filed as Exhibit 10.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-127405) filed October 27, 2005 and incorporated herein by reference).

Exhibit No.
10.3	Second Amended and Restated Advisory Agreement, by and among CB Richard Ellis Realty Trust, CBRE Operating Partnership, L.P., and CBRE Advisors LLC, dated January 30, 2009 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-53200) filed February 5, 2009 and incorporated herein by reference).

10.4	Second Amended and Restated Agreement of Limited Partnership, by and among CB Richard Ellis Realty Trust and the limited partners named therein, dated January 30, 2009 (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-53200) filed February 5, 2009 and incorporated herein by reference).

10.5	CB Richard Ellis Realty Trust Dividend Reinvestment Plan (Previously filed as Appendix B to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-152653) filed January 23, 2009 and incorporated herein by reference).

10.6	Purchase and Sale Agreement, dated as of August 6, 2004, by and between WS Roscoe, LLC and CBRE Operating Partnership, L.P. (Previously filed as Exhibit 10.6 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.7	Purchase and Sale Agreement, dated as of November 2, 2004, by and between Taunton Industrial Associates LLC and RT Taunton, LLC (Previously filed as Exhibit 10.7 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.8	Purchase and Sale Agreement, dated as of May 10, 2005, by and between Deerfield Commons I LLC and RT Deerfield I, LLC (Previously filed as Exhibit 10.8 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.9	License Agreement, dated as of July 19, 2005, by and among CB Richard Ellis Realty Trust, CB Richard Ellis, Inc. and CB Richard Ellis of California, Inc. (Previously filed as Exhibit 10.9 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-127405) filed October 27, 2005 and incorporated herein by reference).

10.10	Purchase and Sale Agreement, dated May 10, 2005, by and between Deerfield Park LLC and RT Deerfield II, LLC (Previously filed as Exhibit 10.10 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.11	Promissory Note, dated as of October 25, 2004, made by CBRE Operating Partnership, L.P. to the order of The Northwestern Mutual Life Insurance Company (Previously filed as Exhibit 10.11 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.12	Deed of Trust and Security Agreement, dated as of October 25, 2004, by and between CBRE Operating Partnership, L.P. and The Northwestern Mutual Life Insurance Company (Previously filed as Exhibit 10.12 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.13	Promissory Note, dated as of February 28, 2005, made by RT Taunton, LLC to the order of The Northwestern Mutual Life Insurance Company (Previously filed as Exhibit 10.13 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.14	Mortgage and Security Agreement, dated as of February 28, 2005, by and between RT Taunton, LLC and The Northwestern Mutual Life Insurance Company (Previously filed as Exhibit 10.14 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

Exhibit No.
10.15	Promissory Note, dated as of November 29, 2005, made by CBRE Operating Partnership, L.P. to the order of Allianz Life Insurance Company of North America LLC (Previously filed as Exhibit 10.15 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.16	Deed to Secure Debt and Security Agreement, dated as of November 29, 2005, by RT Deerfield I, LLC to and in favor of Allianz Life Insurance Company of North America LLC (Previously filed as Exhibit 10.16 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.17	Agreement of Purchase and Sale, dated as of December 15, 2005, by and among Millennium Associates, Ltd., Telecom Commerce Associates, Ltd., Telecom Commerce II, Ltd. and RT Texas Industrial, L.P. (Previously filed as Exhibit 10.17 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-127405) filed June 28, 2006 and incorporated herein by reference).

10.18	Form of Amended and Restated Indemnification Agreement (Previously filed as Exhibit 10.18 to Pre-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-127405) filed September 13, 2006 and incorporated herein by reference).

10.19	Amended and Restated Advisory Agreement by and among CB Richard Ellis Realty Trust, CBRE Operating Partnership, L.P. and the Investment Advisor (Previously filed as Exhibit 10.3 to Pre-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-127405) filed October 16, 2006 and incorporated herein by reference).

10.20	Amended and Restated Agreement of Limited Partnership of CBRE Operating Partnership, L.P. by and among CB Richard Ellis Realty Trust and the limited partners named therein (Previously filed as Exhibit 10.4 to Pre-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-127405) filed October 16, 2006 and incorporated herein by reference).

10.21	Agreement between Henderson Global Investors Real Estate (No. 2) L.P. (acting by its general partner Henderson Global Investors Property (No. 2) Limited), as Seller and CBRERT Coventry, Limited (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-127405) filed March 29, 2007 and incorporated herein by reference).

10.22	Purchase and Sale Agreement, dated June 22, 2007, by and among CBRE Operating Partnership, L.P. (including certain of its subsidiaries as named in the agreement) and certain affiliates of Johnson Development Associates, Inc. as named in the agreement (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-127405) filed June 28, 2007 and incorporated herein by reference).

10.23	Purchase and Sale Agreement, dated June 22, 2007, by and among CBRE Operating Partnership, L.P. and RT Kings Mountain IV, LLC and Kings Mountain North, LLC (an affiliate of Johnson Development Associates, Inc.) (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 333-127405) filed June 28, 2007 and incorporated herein by reference).

10.24	Purchase and Sale Agreement, dated July 3, 2007, by and among CBRE Operating Partnership, L.P. (including certain of its subsidiaries as named in the agreement) and an affiliate of Johnson Development Associates, Inc. as named in the agreement (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-127405) filed July 9, 2007 and incorporated herein by reference).
10.25	Loan Agreement between CBRERT Coventry Limited and The Royal Bank of Scotland plc (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-127405) filed May 3, 2007 and incorporated herein by reference).

Exhibit No.
10.26	Credit Agreement, dated August 30, 2007, by and among CBRE Operating Partnership, L.P. and CBRERT Carolina TRS, Inc., as borrowers, CB Richard Ellis Realty Trust, Bank of America, N.A. as Administrative Agent, and the other lenders thereto (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-127405) filed September 5, 2007 and incorporated herein by reference).

10.27	Contribution Agreement, dated May 5, 2008, by and among Duke Realty Limited Partnership, Duke/Hulfish, LLC and CBRE Operating Partnership, L.P. (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-53200) filed May 6, 2008 and incorporated herein by reference).

10.28	Amended and Restated Credit Agreement, dated August 8, 2008, by and among CBRE Operating Partnership, L.P., CB Richard Ellis Realty Trust and Bank of America, N.A. (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (file No. 000-53200) filed August 14, 2008, and incorporated herein by reference).

10.29	Duke/Hulfish, LLC Limited Liability Company Agreement, by and among CBRE Operating Partnership, L.P. and Duke Realty Limited Partnership, dated June 12, 2008 (Previously filed as Exhibit 10.3 to Form 10-Q (File No. 000-53200) filed November 14, 2008 and incorporated herein by reference).

10.30	First Amendment to the Contribution Agreement, by and between Duke Realty Limited Partnership, Duke/Hulfish LLC and CBRE Operating Partnership, L.P. dated September 12, 2008 (Previously filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 000-53200) filed November 14, 2008 and incorporated herein by reference).

10.31	Selected Dealer Agreement, by and among, CB Richard Ellis Realty Trust, CNL Securities Corp., CBRE Advisors LLC, CB Richard Ellis Investors, LLC and Ameriprise Financial Services, Inc. dated as of September 26, 2008 (Previously filed as Exhibit 1.1 to the Current Report on Form 8-K (File No. 000-53200) filed September 30, 2008 and incorporated herein by reference).

10.32	Side Letter, between CB Richard Ellis Realty Trust, CB Richard Ellis Investors, LLC and CBRE Advisors LLC dated September 26, 2008 (Previously filed as Exhibit 1.2 to the Current Report on Form 8-K (File No. 000-53200) filed September 30, 2008 and incorporated herein by reference).

10.33	Side Letter, between CB Richard Ellis Realty Trust and CNL Securities Corp. dated September 26, 2008 (Previously filed as Exhibit 1.3 to the Current Report on Form 8-K (File No. 000-53200 and incorporated herein by reference) filed September 30, 2008).

10.34	First Amendment to the Amended and Restated Managing Dealer Agreement, by and among CB Richard Ellis Realty Trust and CNL Securities Corp., dated October 24, 2008 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-53200) filed October 28, 2008 and incorporated herein by reference).

10.35	Managing Dealer Agreement dated January 30, 2009, between CB Richard Ellis Realty Trust, and CNL Securities Corp. (Previously filed as Exhibit 1.1 to the Current Report on Form 8-K (File No. 000-53200) filed February 5, 2009 and incorporated herein by reference).

10.36	Selected Dealer Agreement, by and among, CB Richard Ellis Realty Trust, CNL Securities Corp., CBRE Advisors LLC, CB Richard Ellis Investors, LLC and Ameriprise Financial Services, Inc. dated as of February 12, 2009 (Previously filed as Exhibit 1.1 to the Current Report on Form 8-K(File No. 000-53200) filed February 18, 2009 and incorporated herein by reference).

10.37	Side Letter, between CB Richard Ellis Realty Trust, CB Richard Ellis Investors, LLC and CBRE Advisors LLC dated February 12, 2009 (Previously filed as Exhibit 1.2 to the Current Report on Form 8-K(File No. 000-53200) filed February 18, 2009 and incorporated herein by reference).

Exhibit No.
10.38	Side Letter between CB Richard Ellis Realty Trust and CNL Securities Corp. dated February 12, 2009 (Previously filed as Exhibit 1.3 to the Current Report on Form 8-K (File No. 000-53200) filed February 18, 2009 and incorporated herein by reference).

21.1	List of Subsidiaries of CB Richard Ellis Realty Trust, filed herewith.

24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1	Form of Sub-Advisory Agreement, by and among CBRE Advisors LLC and CNL Fund Management Company (Previously filed to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-152653) filed January 14, 2009 and incorporated herein by reference).

CB RICHARD ELLIS REALTY TRUST

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees of

CB Richard Ellis Realty Trust

Los Angeles, California

We have audited the accompanying consolidated balance sheets of CB Richard Ellis Realty Trust and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 17 to the Consolidated Financial Statements, effective January 1, 2008, the Company adopted Financial Accounting Standards Board No. 159, or FASB No. 159, The Fair Value Option for Financial Assets and Liabilities.

/s/    DELOITTE & TOUCHE LLP

Los Angeles

March 31, 2009

CB RICHARD ELLIS REALTY TRUST

Consolidated Balance Sheets

as of December 31, 2008 and 2007

(In Thousands, Except Share Data)

	December 31,
	2008	2007
ASSETS
Investments in Real Estate:
Land	$102,861	$58,580
Site Improvements	37,916	21,672
Buildings and Improvements	347,639	227,166
Tenant Improvements	13,123	9,620

	501,539	317,038
Less: Accumulated Depreciation and Amortization	(16,712)	(7,233)

Net Investments in Real Estate	484,827	309,805
Investment in Unconsolidated Entities	131,703	101
Cash and Cash Equivalents	30,330	77,554
Restricted Cash	1,306	430
Accounts and Other Receivables, Net of Allowance of $180 and $1, respectively	3,684	1,947
Deferred Rent	2,317	1,196
Acquired Above Market Leases, Net of Accumulated Amortization of $2,585 and $921, respectively	11,319	12,505
Acquired In-Place Lease Value, Net of Accumulated Amortization of $15,068 and $8,181, respectively	40,424	29,619
Deferred Financing Costs, Net of Accumulated Amortization of $736 and $267, respectively	2,270	1,369
Lease Commissions, Net of Accumulated Amortization of $103 and $46, respectively	552	180
Other Assets	1,188	1,045

Total Assets	$709,920	$435,751

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Notes Payable, Less Discount of $4,443 and $3,049, respectively	$169,910	$116,876
Note Payable at Fair Value	7,251	—
Loan Payable	—	45,000
Security Deposits	568	155
Accounts Payable and Accrued Expenses	11,130	4,621
Accrued Offering Costs Payable to Related Parties	4,390	5,241
Distributions Payable	8,989	4,013
Acquired Below Market Leases, Net of Accumulated Amortization of $3,732 and $1,696, respectively	15,924	12,839
Property Management Fee Payable to Related Party	126	50
Investment Management Fee Payable to Related Party	625	429
Interest Rate Swaps at Fair Value	1,336	—

Total Liabilities	220,249	189,224
MINORITY INTEREST	1,325	1,495
SHAREHOLDERS’ EQUITY
Common Shares of Beneficial Interest, $0.01 par value, 990,000,000 shares authorized; 64,490,068 and 31,076,709 issued and outstanding as of December 31, 2008 and 2007, respectively	645	311
Additional Paid-in-Capital	561,331	264,954
Accumulated Deficit	(54,221)	(20,274)
Accumulated Other Comprehensive (Loss) Income	(19,409)	41

Total Shareholders’ Equity	488,346	245,032

Total Liabilities and Shareholders’ Equity	$709,920	$435,751

See accompanying notes to consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Consolidated Statements of Operations

For the Years Ended December 31, 2008, 2007 and 2006

(In Thousands, Except Share Data)

	Year Ended December 31,
	2008	2007	2006
REVENUES
Rental	$33,396	$14,028	$6,630
Tenant Reimbursements	6,753	2,633	1,830

Total Revenues	40,149	16,661	8,460

EXPENSES
Operating and Maintenance	3,248	1,057	860
Property Taxes	5,479	1,778	1,103
Interest	10,323	5,049	1,784
General and Administrative	3,320	1,853	851
Property Management Fee to Related Party	491	160	41
Investment Management Fee to Related Party	3,964	1,547	739
Class C Fee to Related Party	—	—	145
Depreciation and Amortization	17,171	8,050	4,618

Total Expenses	43,996	19,494	10,141

OTHER INCOME AND EXPENSES
Interest and Other Income	2,039	2,855	255
Net Settlement Receipts on Interest Rate Swaps	65	—	—
Loss on Interest Rate Swaps and Cap	(1,496)	—	—
Gain on Note Payable at Fair Value	1,168	—	—
Loss on Transfer of Held for Sale Real Estate to Continuing Operations	(3,451)	—	—

Total Other Income and Expenses	(1,675)	2,855	255

(LOSS) INCOME BEFORE MINORITY INTEREST, BENEFIT (PROVISION) FOR INCOME TAXES AND EQUITY IN LOSS OF UNCONSOLIDATED ENTITIES	(5,522)	22	(1,426)
MINORITY INTEREST	26	4	(1,058)
BENEFIT(PROVISION) FOR INCOME TAXES	82	(279)	—
EQUITY IN LOSS OF UNCONSOLIDATED ENTITIES	(1,242)	(150)	—

NET LOSS	$(6,656)	$(403)	$(2,484)

Basic and Diluted Net Loss Per Share	$(0.14)	$(0.02)	$(0.35)
Weighted Average Common Shares Outstanding—Basic and Diluted	46,089,680	18,545,418	7,010,722
Dividends Declared Per Share	$0.59	$0.54	$0.50

See accompanying notes to consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2008, 2007 and 2006

(In Thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(6,656)	$(403)	$(2,484)
Adjustments to Reconcile Net Loss to Net Cash Flows Provided by Operating Activities:
Equity in Loss of Unconsolidated Entities	1,242	150	—
Minority Interest	(26)	(4)	1,058
Loss on Transfer of Real Estate Held for Sale to Continuing Operations	3,451	—	—
Loss on Interest Rate Swaps and Cap	1,496	—	—
Gain on Note Payable at Fair Value	(1,168)	—	—
Depreciation and Amortization of Building and Improvements	9,759	3,855	1,965
Amortization of Deferred Financing Costs	469	157	60
Amortization of Acquired In-Place Lease Value	7,355	4,160	2,641
Amortization of Above and Below Market Leases	(371)	(281)	(183)
Amortization of Lease Commissions	57	35	12
Amortization of Discount on Notes Payable	450	118	—
Class C Fee to Related Party	—	—	91
Deferred Income Taxes	(217)	217	—
Changes in Assets and Liabilities:
Accounts and Other Receivables	(1,737)	(1,294)	15
Deferred Rent	(1,121)	(899)	(189)
Other Assets	(788)	(864)	(128)
Accounts Payable and Accrued Expenses	5,969	3,137	607
Investment and Property Management Fees Payable to Related Party	272	263	82

Net Cash Flows Provided By Operating Activities	18,436	8,347	3,547

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Real Estate Property	(188,097)	(203,451)	(17,839)
Investment in Unconsolidated Entities	(155,421)	(200)	—
Distributions from Unconsolidated Entities	23,075	—	—
Purchase Deposit	—	(551)	—
Restricted Cash	(877)	(430)	—
Lease Commissions	(429)	(97)	(100)
Improvements to Investments in Real Estate	(283)	(294)	(442)

Net Cash Flows Used in Investing Activities	(322,032)	(205,023)	(18,381)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Common Shares—Public Offering	338	231	23
Proceeds from Additional Paid-in-Capital—Public Offering	326,548	224,693	10,558
Redemption of Common Shares	(3,431)	(308)	(259)
Payment of Offering Costs	(27,594)	(19,907)	(261)
Payment of Distributions	(22,316)	(7,107)	(3,491)
Distribution to Minority Interest	(143)	(130)	(42)
Borrowing on Loan Payable	—	65,000	—
Principal Payment on Loan Payable	(45,000)	(20,000)	—
Proceeds from Notes Payable	33,630	19,945	—
Principal Payments on Notes Payable	(3,590)	(1,089)	—
Deferred Financing Costs	(1,446)	(1,169)	—
Security Deposits	413	51	96

Net Cash Flows Provided by Financing Activities	257,409	260,210	6,624

EFFECT OF FOREIGN CURRENCY TRANSLATION	(1,037)	(1)	—

Net (Decrease) Increase in Cash and Cash Equivalents	(47,224)	63,533	(8,210)
Cash and Cash Equivalents, Beginning of Year	77,554	14,021	22,231

Cash and Cash Equivalents, End of Year	$30,330	$77,554	$14,021

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for Interest	$8,833	$4,323	$1,724
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distributions Declared and Payable	$8,989	$4,013	$892
Application of Deposit to Purchase Price of Real Estate	$551	$—	$500
Accrued Acquisition Costs Related to Real Property	$350	$(77)	$—
Accrued Acquisition Costs Related to Investment in Unconsolidated Entities Due To Related Party	$407	—	—
Notes Payable Assumed on Acquisition of Real Estate	$39,132	$62,944	$—
Exchange of Class C Interests for Class A OP Units and Modification of Class B Interest	$—	$—	$370

See accompanying notes to consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2008, 2007 and 2006

(In Thousands, Except Share Data)

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2006	6,967,762	$70	$55,945	$(3,649)	$—	$52,366
Net Contributions From Public Offering of Common Shares, $0.01 Par Value	1,120,581	11	10,570	—	—	10,581
Costs Associated with Public Offering	—	—	(5,071)	—	—	(5,071)
Redemption of Common Shares	(32,331)	—	(259)	—	—	(259)
Class C Fee to Related Party	—	—	91	—	—	91
Exchange of Class C Interest for Class A OP Units and Modification of Class B Interest	—	—	(370)	—	—	(370)
Distributions	—	—	—	(3,510)	—	(3,510)
Net Loss	—	—	—	(2,484)	—	(2,484)

Balance at December 31, 2006	8,056,012	81	60,906	(9,643)	—	51,344
Net Loss	—	—	—	(403)	—	(403)
Foreign Currency Translation Gain	—	—	—	—	41	41

Total Comprehensive Loss	—	—	—	(403)	41	(362)

Net Contributions From Public Offering of Common Shares, $0.01 Par Value	23,059,068	231	224,693	—	—	224,924
Costs Associated with Public Offering	—	—	(20,338)	—	—	(20,338)
Redemption of Common Shares	(38,371)	(1)	(307)	—	—	(308)
Distributions	—	—	—	(10,228)	—	(10,228)

Balance at December 31, 2007	31,076,709	311	264,954	(20,274)	41	245,032
Net Loss				(6,656)		(6,656)
Foreign Currency Translation Loss					(19,450)	(19,450)

Total Comprehensive Loss	—	—	—	(6,656)	(19,450)	(26,106)

Net Contributions From Public Offering of Common Shares, $0.01 Par Value	33,796,594	338	326,548	—	—	326,886
Costs Associated with Public Offering	—	—	(26,744)	—	—	(26,744)
Redemption of Common Shares	(383,235)	(4)	(3,427)	—	—	(3,431)
Distributions	—	—	—	(27,291)	—	(27,291)

Balance at December 31, 2008	64,490,068	$645	$561,331	$(54,221)	$(19,409)	$488,346

See accompanying notes to consolidated financial statements

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006

1. Organization and Nature of Business

CB Richard Ellis Realty Trust (the “Company”) was formed on March 30, 2004 under the laws of the state of Maryland. CBRE Operating Partnership, L.P. (“CBRE OP”) was formed in Delaware on March 30, 2004, with the Company as the sole general partner (the “General Partner”). The Company has elected to be taxed as a real estate investment trust (“REIT”) under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), beginning with its taxable period ended December 31, 2004. The Company was incorporated to raise capital and acquire ownership interests in high quality real estate properties, including office, retail, industrial, and multi-family residential properties, as well as other real estate-related assets.

On July 1, 2004, the Company commenced operations and issued 6,844,313 common shares of beneficial interest in connection with the initial capitalization of the Company. For each common share the Company issued, one limited partnership unit in CBRE OP was issued to the Company in exchange for the cash proceeds from the issuance of the common shares. In addition, CBRE REIT Holdings, LLC (“REIT Holdings”) an affiliate of CBRE Advisors LLC (the “Investment Advisor”), purchased 29,937 limited partnership units in CBRE OP as a limited partner. During October 2004, the Company issued an additional 123,449 common shares of beneficial interest to an unrelated third-party investor. On July 2, 2007, in conjunction with the Carolina Portfolio acquisition, the Company formed a taxable REIT subsidiary, CBRE RT Carolina TRS, Inc., (“Carolina TRS”), to hold certain real estate assets designated by management as held for sale which represent non-qualified REIT assets. On September 30, 2008, the real estate assets held by Carolina TRS were reclassified as held for investment and were transferred to CBRE OP.

The registration statement relating to our initial public offering was declared effective by the Securities Exchange Commission (the “SEC”) on October 24, 2006. CNL Securities Corp., a related party, acted as the dealer manager of this offering. The registration statement covered up to $2,000,000,000 in common shares of beneficial interest, 90% of which were offered at a price of $10.00 per share, and 10% of which were offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. During the period October 24, 2006 through December 31, 2008, the Company issued 57,976,244 additional common shares of beneficial interest. We terminated the initial public offering effective as of the close of business on January 29, 2009.

The registration statement relating to our follow-on public offering was declared effective by the SEC on January 30, 2009. CNL Securities Corp. is the dealer manager of this offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through March 20, 2009, the Company received gross offering proceeds of approximately $21,222,350 from the sale of 2,122,235 shares.

The Company operates in an umbrella partnership REIT structure in which its majority-owned subsidiary, CBRE OP, owns, directly or indirectly, substantially all of the properties acquired on behalf of the Company. The Company, as the sole general partner of CBRE OP, owns approximately 99.62% of the common partnership units therein. REIT Holdings, an affiliate of the Investment Advisor, holds the remaining interest through 246,361 limited partnership units representing approximately a 0.38% ownership interest in the total limited partnership units. In exchange for services provided to the Company relating to its formation and future services, REIT

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Holdings also owns a Class B limited partnership interest (“Class B interest”). The Investment Advisor is affiliated with the Company in that the two entities have common officers and trustees, some of whom also own equity interests in the Investment Advisor and the Company. All business activities of the Company are managed by the Investment Advisor.

Unless the context otherwise requires or indicates, references to “CBRE REIT,” “we,” “the Company” “our,” and “us” refer to the activities of and the assets and liabilities of the business and operations of CB Richard Ellis Realty Trust and its subsidiaries.

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

Principles of Consolidation

Because we are the sole general partner of CBRE OP and the owner of Carolina TRS and have majority control over their management and major operating decisions, the accounts of CBRE OP and Carolina TRS are consolidated in our financial statements. The interests of REIT Holdings are reflected in minority interest in the accompanying consolidated financial statements. All significant inter-company accounts and transactions are eliminated in consolidation. CB Richard Ellis Investors, LLC (“CBRE Investors”), an affiliate of the Investment Advisor, also owns an interest in us through its ownership of 243,229 common shares of beneficial interest at December 31, 2008 and December 31, 2007.

Investments in Unconsolidated Entities

Our determination of the appropriate accounting method with respect to our investment in CB Richard Ellis Strategic Partners Asia II-A, L.P. (“CBRE Strategic Partners Asia”), which is considered a Variable Interest Entity (“VIE”), is based on Financial Accounting Standards Board, or FASB, Interpretation No. 46 (revised in December 2003), “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51” (“FIN46R”). We account for this VIE, of which we are not the primary beneficiary, under the equity method of accounting.

We determine if an entity is a VIE under FIN 46R based on several factors, including whether the entity’s total equity investment at risk upon inception is sufficient to finance the entity’s activities without additional subordinated financial support. We make judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, then a quantitative analysis, if necessary. In a quantitative analysis, we incorporate various estimates, including estimated future cash flows, asset hold periods and discount rates, as well as estimates of the probabilities of various scenarios occurring. If the entity is a VIE, we then determine whether we consolidate the entity as the primary beneficiary. We determine whether an entity is a VIE and, if so, whether it should be consolidated by utilizing judgments and estimates that are inherently subjective. If we made different judgments or utilized different estimates in these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not we consolidate such entity.

With respect to our majority limited membership interest in the Duke/Hulfish, LLC joint venture (the “Duke joint venture”) and the Afton Ridge Joint Venture, LLC (“Afton Ridge”), we considered EITF 96-16, “Investor’s

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” in determining that we did not have control over the financial and operating decisions of such entities due to the existence of substantive participating rights held by the minority limited members who are also the managing members of the Duke joint venture and Afton Ridge, respectively.

We carry our investments in CBRE Strategic Partners Asia, the Duke joint venture and Afton Ridge on the equity method of accounting because we have the ability to exercise significant influence (but not control) over operating and financial policies of each such entity. We eliminate transactions with such equity method entities to the extent of our ownership in each such entity. Accordingly, our share of net income (loss) of these equity method entities is included in consolidated net income (loss). Under the equity method, impairment losses are recognized upon evidence of other-than-temporary losses of value. We recognized an other than temporary impairment for our unconsolidated investment in CBRE Strategic Partners Asia in the amount of approximately $1,064,000 as of December 31, 2008.

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

Segment Information

Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for disclosure about operating segments and related disclosure about products and services, geographic areas and major customers. We currently operate in two geographic areas, the United States and the United Kingdom. We view our operations as three reportable segments, a Domestic Industrial segment, a Domestic Office segment and an International Office/Retail segment, which participate in the acquisition, development, ownership, and operation of high quality real estate in their respective segments.

Cash Equivalents

We consider short-term investments with maturities of three months or less when purchased to be cash equivalents. As of December 31, 2008 and December 31, 2007, cash equivalents consisted primarily of investments in money market funds.

Restricted Cash

Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of December 31, 2008 and December 31, 2007, our restricted cash balance was $1,306,000 and $430,000, respectively, which represents amounts set aside as impounds for future property tax payments as required by our agreements with our lenders.

Discontinued Operations and Real Estate Held for Sale

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”), the income or loss and net gain on dispositions of operating properties and the income or loss

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

on all properties classified as held for sale are reflected in the consolidated statements of operations as discontinued operations for all periods presented. A property is classified as held for sale when certain criteria, as set forth under SFAS No. 144, are met. At such time, we present the respective assets and liabilities separately on the balance sheet and cease to record depreciation and amortization expense. Properties held for sale are reported at the lower of their carrying value or their estimated current sales value less costs to sell. As of December 31, 2007, we had 18 properties classified as held for sale and during the year ended December 31, 2008, they were transferred to continuing operations (see Note 4).

Accounting for Derivative Financial Investments and Hedging Activities

We account for our derivative and hedging activities, if any, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) as amended, which requires all derivative instruments to be carried at fair value on the balance sheet. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. We periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within shareholders’ equity. Calculation of a fair value of derivative instruments also requires management to use estimates. Amounts will be reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No. 133. The changes in fair value hedges are accounted for by recording the fair value of the derivative instruments on the balance sheet as either assets or liabilities, with the corresponding amount recorded in current period earnings. Interest rate swap derivatives are sometimes executed for interest rate management purposes, but are not designated as qualifying hedges in accordance with SFAS No. 133. Therefore, changes on fair values are recognized in current earnings.

Investments in Real Estate

Our investment in real estate is stated at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Buildings and Improvements	39 years
Site Improvements	15 and 25 years
Tenant Improvements	Shorter of the useful lives or the terms of the related leases

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred. As of December 31, 2008 and December 31, 2007, we owned, on a consolidated basis, 52 and 44 real estate investments, respectively.

On January 9, 2006, we acquired the Texas Portfolio with cash of approximately $17,838,000 and the application of a $500,000 purchase deposit totaling approximately $18,338,000. The Texas Portfolio is comprised of the three multi-tenant industrial/warehouse buildings (660 Dorothy, 505 Century and 631 International) located in Allen and Richardson, Texas.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

On April 27, 2007, we acquired 602 Central Blvd., a single-tenant office building in Coventry, England, United Kingdom. The purchase price was approximately £11,983,000 ($23,847,000), including transaction costs and acquisition fees.

On August 29, 2007, we acquired Bolingbrook Point III, a multi-tenant warehouse building located in Bolingbrook, Illinois. The purchase price was approximately $18,170,000, including transaction costs and acquisition fees.

On August 30, 2007, we acquired a portfolio of 30 distribution and manufacturing industrial buildings located in North and South Carolina. The purchase price of this portfolio was $214,310,000, including transaction costs and acquisition fees.

On September 24, 2007 and November 1, 2007, we acquired three distribution and manufacturing buildings located in South Carolina. The purchase price of this portfolio was $9,764,000, including transaction costs and acquisition fees.

On January 23, 2008, we acquired land parcels located in North Carolina and South Carolina. The purchase price was $859,000 including transaction costs and acquisition fees. The purchase price was allocated to Fairforest Bldg. 6 located in Spartanburg, SC ($586,000), North Rhett III located in Charleston, SC ($69,000) and Kings Mountain I located in Charlotte, NC ($204,000).

On March 5, 2008, we acquired Lakeside Office Center, a multi-tenant office building, located in Dallas, TX. The purchase price was approximately $17,992,000 including transaction costs and acquisition fees.

On March 14, 2008, we acquired Kings Mountain III, a warehouse distribution building, located in Charlotte, NC. The purchase price was approximately $25,700,000 including transaction costs and acquisition fees.

On March 20, 2008, we acquired Thames Valley Five, a single tenant office building, located in Reading, United Kingdom. The purchase price was approximately £14,762,000 ($29,570,000) including transaction costs and acquisition fees.

On July 1, 2008, we acquired Enclave on the Lake, a single tenant office building, located in Houston, TX. The purchase price was approximately $37,825,000 including transaction costs and acquisition fees.

On July 11, 2008, we acquired Albion Mills Retail Park, a multi tenant retail property, located in Wakefield, United Kingdom. The purchase price was approximately £11,164,000 ($22,096,000) including transaction costs and acquisition fees.

On October 23, 2008, we acquired Maskew Retail Park, a multi-tenant retail property, located in Peterborough, United Kingdom. The purchase price was approximately £31,827,000 ($53,703,000) including transaction costs and acquisition fees.

On November 18, 2008, we acquired Avion Midrise III & IV , two single tenant buildings, located in suburban Washington, DC. The purchase price was approximately $42,202,000 including transaction costs and acquisition fees.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Other Assets

Other assets include the following as of December 31, 2008 and December 31, 2007 (in thousands):

	December 31,
	2008	2007
Purchase deposit	$—	$551
Prepaid insurance	233	339
Interest rate cap at fair value	1	121
Other	954	34

Total	$1,188	$1,045

Concentration of Credit Risk

Our properties are located throughout the United States and in the United Kingdom. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, and social factors affecting the communities in which the tenants operate. Our credit risk relates primarily to cash, restricted cash, and interest rate cap agreements. Cash accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000 through December 31, 2009. Our money market accounts participate in the U.S. Treasury Temporary Guarantee Program which provides a guarantee to participating money market fund shareholders based on the number of shares invested in the fund at September 19, 2008 or the current amount, whichever is less. The program expires on April 30, 2009, unless extended by the U.S. Treasury. We have not experienced any losses to date on its invested cash and restricted cash. The interest rate cap and swap agreements create credit risk. Credit risk arises from the potential failure of counterparties to perform in accordance with the terms of their contracts. Our risk management policies define parameters of acceptable market risk and limit exposure to credit risk. Credit exposure resulting from derivative financial instruments is represented by their fair value amounts, increased by an estimate of potential adverse position exposure arising from changes over time in interest rates, maturities, and other relevant factors. We do not anticipate nonperformance by any of our counterparties.

Minority Interest in CBRE OP

The interest in CBRE OP not owned by us, which is reflected as minority interest as of December 31, 2008 and December 31, 2007, represents 0.38% and 0.79%, respectively, of CBRE OP. Of the 246,361 operating partnership units held as minority interest as of December 31, 2008 and December 31, 2007, 246,361 operating partnership units were exchangeable on a one for one basis for common shares of CBRE REIT, with an estimated aggregate fair value of $2,463,000, based on the gross selling price of $10.00 per share of CBRE REIT’s common shares in our initial public offering.

Impairment of Long-Lived Assets

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

fair value, less costs to sell. Management believes no impairment in the net carrying values of the consolidated investments in real estate has occurred as of December 31, 2008.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). In the accompanying consolidated balance sheets, accumulated other comprehensive income (loss) consists of foreign currency translation adjustments.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable period ended December 31, 2004. To qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains,) adjusted taxable income, as defined in the Code, to our shareholders and satisfy certain other organizational and operating requirements. We generally will not be subject to U.S. federal income taxes if we distribute 100% of our taxable income for each year to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to U.S. federal income taxes and excise taxes on our undistributed taxable income. We believe that we have met all of the REIT distribution and technical requirements for the years ended December 31, 2008, December 31, 2007 and December 31, 2006. Management intends to continue to adhere to these requirements and maintain our REIT qualification.

Revenue Recognition

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $6,785,000 and $8,353,000 as security for such leases at December 31, 2008 and December 31, 2007, respectively.

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

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $180,000 and $1,000 as of December 31, 2008 and December 31, 2007, respectively.

Offering Costs

Offering costs totaling $26,744,000 and $20,338,000 were incurred during the years ended December 31, 2008 and 2007, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Offering costs incurred through December 31, 2008 totaled $52,153,000. Of the total amount, $45,381,000 was incurred to CNL Securities Corp., as dealer manager; $3,969,000 was incurred

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

to CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor; $178,000 was incurred to the Investment Advisor for reimbursable marketing costs and $2,625,000 was incurred to other service providers. Each party will be paid the amount incurred from proceeds of the public offering. As of December 31, 2008 and December 31, 2007, the accrued offering costs payable to related parties included in our consolidated balance sheets were $4,390,000 and $5,241,000, respectively. Offering costs payable to unrelated parties of $132,000 and $0 at December 31, 2008 and December 31, 2007, respectively, were included in accounts payable and accrued expenses.

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

The carrying value of our United Kingdom assets and liabilities fluctuate due to changes in the exchange rate between the USD and the GBP. The exchange rate of the USD to the GBP was $1.4593 and $1.9869 at December 31, 2008 and 2007, respectively.

Class B Interest—Related Party

Effective July 1, 2004, REIT Holdings, an affiliate of the Investment Advisor, was granted a class B interest in CBRE OP. The class B interest is an equity instrument issued to non-employees in exchange for services. The holder is entitled to receive distributions made by CBRE OP in an amount equal to 15% of all net proceeds of any disposition of properties to be distributed to the partners after subtracting (i) the costs of such distribution, (ii) the amount of equity capital invested in such property which has not been reinvested or returned to the partners, and (iii) an amount equal to 7% annual, uncompounded return on such invested capital. The terms of the termination provision relating to the class B interest were amended to require its forfeiture in the event the Advisor unilaterally terminates the Investment Advisory Agreement. As a result future changes in the fair value of the class B interest will be deferred from recognition in the financial statements until a listing of the common shares on a national securities exchange or a change in a control transaction takes place. The Amended and Restated Agreement of Limited Partnership was amended and restated on January 30, 2009 in connection with our current follow-on public offering. See Part I, Item 1. “Recent Developments” for a description of the amended and restated agreement.

Earnings Per Share

Basic net income (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding during each period. The computation of diluted net income (loss) further assumes the dilutive effect of stock options, stock warrants and contingently issuable shares, if any. In accordance with SFAS No. 128, “Earnings Per Share,” as we have recorded net losses for the year ended December 31, 2008, 2007 and

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

2006, the effect, of stock options, stock warrants and contingently issuable shares, if any, would be anti–dilutive, and accordingly are excluded from the earnings per share computation. In addition, no stock options, stock warrants or contingently issuable shares have ever been issued. As a result, there is no difference in basic and diluted shares.

Fair Value of Financial Instruments

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), on a prospective basis, as amended by FASB Staff Position SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. SFAS 157 applies prospectively to all other accounting pronouncements that require or permit fair value measurements. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. In addition, we adopted FASB Staff Position 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 to financial instruments in an inactive market. The adoption of SFAS 157 and FSP FAS 157-3 did not have a material impact on our consolidated financial statements since we generally do not record our financial assets and liabilities in our consolidated financial statements at fair value.

Effective January 1, 2008, we also adopted, on a prospective basis, Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of SFAS 159 had an impact on our consolidated financial statements since we elected to apply the fair value option for one of our eligible mortgage notes payable that was newly issued debt during the quarter ended December 31, 2008.

The fair value of our financial assets and liabilities are disclosed in Note 15 to our consolidated financial statements. We generally determine or calculate the fair value of financial instruments using appropriate present value or other valuation techniques, such as discounted cash flow analyses, incorporating available market discount rate information for similar types of instruments and our estimates for non-performance and liquidity risk. These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow.

The financial assets and liabilities recorded at fair value in our consolidated financial statements are the two interest rate swaps, one interest rate cap, and one mortgage note payable that is economically hedged by one of the interest rate swaps.

The remaining financial assets and liabilities which are only disclosed at fair value are comprised of all other notes payable, the unsecured line of credit and other debt instruments.

We determined the fair value of our secured payable and other debt instruments by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market discount rate by obtaining period-end treasury rates for fixed-rate debt, or LIBOR rates for variable-rate debt, for maturities that correspond

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

to the maturities of our debt and then adding an appropriate credit spread derived from information obtained from third-party financial institutions. These credit spreads take into account factors such as our credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratios of the debt.

The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to their short-term maturities.

We adopted SFAS 157 for our non-financial assets and non-financial liabilities on January 1, 2009 in accordance with FSP FAS 157-2. The adoption of SFAS 157 to our non-financial assets and liabilities will not have a material impact to our consolidated financial statements. Assets and liabilities typically recorded at fair value on a non-recurring basis to which SFAS 157 is applied on January 1, 2009 include:

•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination;

•	Long-lived assets measured at fair value due to an impairment assessment under SFAS 144; and

•	Asset retirement obligations initially measured under Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

Recent Accounting Pronouncements to be Adopted in Future Reporting Periods

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

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (Statement 161). Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Statement 161 also requires entities to disclose additional information

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management does not expect the adoption of the provisions of SFAS No. 161 will have a material impact on our consolidated financial statements.

3. Acquisitions of Real Estate

602 Central Blvd. was acquired for £11,983,000 ($23,847,000) on April 27, 2007, Bolingbrook Point III was acquired on August 29, 2007 for $18,170,000, the Carolina Portfolio was acquired for $224,074,000 on August 30, 2007, September 24, 2007 and November 1, 2007. The Carolina land parcels were acquired on January 23, 2008 for $859,000, Lakeside Office Center was acquired on March 5, 2008 for $17,992,000, Kings Mountain III was acquired on March 14, 2008 for $25,700,000, Thames Valley Five was acquired on March 20, 2008 for £14,762,000 ($29,570,000), Enclave on the Lake was acquired on July 1, 2008 for $37,825,000, Albion Mills Retail Park was acquired on July 11, 2008 for £11,164,000 ($22,096,000), Maskew Retail Park was acquired on October 23, 2008 for £31,827,000 ($53,703,000) and Avion Midrise III & IV were acquired on November 18, 2008 for $42,202,000.

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

The following table summarizes the estimated fair values of the consolidated assets acquired and liabilities assumed for the above noted acquisitions during the years ended December 31, 2008 and 2007 (in thousands):

Property	Land	Site Improvements	Building Improve- ments	Tenant Improve- ments	Acquired In- Place Lease Value	Above Market Lease Value	Below Market Lease Value	Discount on Notes	Purchase Price	Notes Payable Assumed	Net Assets Acquired
602 Central Blvd	$3,630	$327	$17,828	$—	$2,486	$—	$(424)	$—	$23,847	$—	$23,847
Bolingbrook Point III	2,422	522	13,433	164	1,079	550	—	—	18,170	—	18,170
Fairforest Bldg 5	1,788	2,462	12,017	101	1,245	—	(776)	131	16,968	(11,308)	5,660
Fairforest Bldg. 6	595	506	3,754	459	570	788	—	211	6,883	(3,832)	3,051
Fairforest Bldg. 7	660	463	4,503	—	—	—	—	—	5,626	—	5,626
HJ Park Bldg. 1	575	469	2,472	12	337	292	—	59	4,216	(1,485)	2,731
North Rhett I	1,289	366	9,627	428	1,224	—	(2,851)	219	10,302	(4,968)	5,334
North Rhett II	539	143	5,670	26	391	109	—	195	7,073	(2,700)	4,373
North Rhett III	562	209	3,366	18	396	103	—	89	4,743	(2,207)	2,536
North Rhett IV	2,432	1,716	12,445	91	1,885	—	(2,064)	555	17,060	(11,258)	5,802
Jedburg Commerce Park	4,029	3,025	20,381	149	4,777	9,630	—	—	41,991	—	41,991
Mount Holly Bldg.	1,012	1,050	3,699	18	378	—	(144)	195	6,208	(2,700)	3,508
Orangeburg Park Bldg.	544	641	3,636	93	367	—	(5)	198	5,474	(2,746)	2,728
Kings Mt. I	304	362	3,097	166	505	699	—	160	5,293	(2,335)	2,958
Kings Mt. II	773	1,351	10,199	959	1,451	—	(3,808)	386	11,311	(7,044)	4,267

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Property	Land	Site Improvements	Building Improve- ments	Tenant Improve- ments	Acquired In- Place Lease Value	Above Market Lease Value	Below Market Lease Value	Discount on Notes	Purchase Price	Notes Payable Assumed	Net Assets Acquired
Union Cross Bldg. I	852	759	3,905	27	632	216	—	194	6,585	(3,332)	3,253
Union Cross Bldg. II	1,658	1,576	12,271	66	1,162	—	(91)	574	17,216	(10,195)	7,021
Fairforest Bldg 1	335	107	2,509	6	156	—	(139)	—	2,974	—	2,974
Fairforest Bldg 2	397	122	4,653	2	129	76	—	—	5,379	—	5,379
Fairforest Bldg 3	608	231	4,695	14	415	—	(203)	—	5,760	—	5,760
Fairforest Bldg 4	661	331	4,566	10	262	—	(190)	—	5,640	—	5,640
Highway 290 Commerce Pk Bldg 1	704	219	4,347	8	122	—	(12)	—	5,388	—	5,388
Highway 290 Commerce Pk Bldg 2	1,131	363	3,008	25	318	—	(219)	—	4,626	—	4,626
Highway 290 Commerce Pk Bldg 5	421	162	800	4	43	—	(10)	—	1,420	—	1,420
Highway 290 Commerce Pk Bldg 6	572	176	3,012	—	—	—	—	—	3,760	—	3,760
Highway 290 Commerce Pk Bldg 7	1,233	510	2,949	1	113	83	—	—	4,889	—	4,889
Orchard Business Park 1	358	133	879	1	6	1	—	—	1,378	—	1,378
Orchard Business Park 2	173	62	526	—	—	—	—	—	761	—	761
Greenville/ Spartanburg Ind. Pk	460	200	2,584	2	125	17	—	—	3,388	—	3,388
Community Cash Complex 1	867	175	1,622	—	4	22	—	—	2,690	—	2,690
Community Cash Complex 2	887	136	1,169	3	24	6	—	—	2,225	—	2,225
Community Cash Complex 3	205	16	1,190	22	147	121	—	—	1,701	—	1,701
Community Cash Complex 4	132	16	399	—	—	—	—	—	547	—	547
Community Cash Complex 5	138	15	671	—	—	—	—	—	824	—	824
Cherokee Corporate Park	294	514	2,902	4	38	23	—	—	3,775	—	3,775
Carolina Land Parcels	859	—	—	—	—	—	—	—	859	—	859
Lakeside Office Center	4,327	817	10,496	1,140	1,831	2	(621)	—	17,992	—	17,992
Kings Mt. III	1,182	2,343	22,175	—	—	—	—	—	25,700	—	25,700
Thames Valley Five	8,052	1,181	15,966	97	4,325	—	(51)	—	29,570	—	29,570
Enclave on the Lake	4,056	10,229	20,822	1,197	3,618	—	(2,607)	510	37,825	(18,790)	19,035
Albion Mills Retail Park	9,236	218	9,099	—	3,651	19	(127)	—	22,096	—	22,096
Maskew Retail Park	17,892	1,152	29,027	—	6,753	—	(1,121)	—	53,703	—	53,703
Avion Midrise III & IV	6,807	1,178	29,989	1,104	2,725	140	(1,076)	1,335	42,202	(22,186)	20,016

	$85,651	$36,553	$322,358	$6,417	$43,690	$12,897	$(16,539)	$5,011	$496,038	$(107,086)	$388,952

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Building Improvements are depreciated over 39 years; Site Improvements are depreciated over 15 and 25 years; Tenant Improvements, Acquired In-Place Lease Value, Above Market Lease Value and Below Market Lease Value are amortized over the remaining lease terms at the time of acquisition.

Unaudited pro forma results, assuming the above noted acquisitions had occurred as of January 1, 2008 and January 1, 2007 for purposes of the 2008 and 2007 pro forma disclosures, respectively, are presented below. These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as increased depreciation and amortization expenses as a result of tangible and intangible assets acquired in the acquisitions. These unaudited pro forma results do not purport to be indicative of what operating results would have been had the acquisitions occurred on January 1, 2008 and January 1, 2007, respectively, and may not be indicative of future operating results (dollars in thousands, except share data):

	Year Ended December 31,
	2008	2007
Revenue	$43,939	$26,125
Operating Loss	(3,769)	(3,878)
Net Loss	(5,113)	(1,169)
Basic and Diluted Loss Per Share	$(0.11)	$(0.06)
Weighted Average Shares Outstanding for Basic and Diluted Loss	46,089,680	18,545,418

4. Transfer of Held for Sale Real Estate to Investments in Real Estate

As of December 31, 2007, we had 18 properties classified as held for sale and during the year ended December 31, 2008 they were transferred to continuing operations. During the period ended September 30, 2008, management determined that greater long-term value could be realized from operating the properties than could be achieved in a sale of the properties in the current market. As a result of the transfer of the previously held for sale real estate to investments in real estate, a loss was recorded during 2008 in the amount of $3,451,000 to measure each of the properties at the lower of its carrying amount adjusted for depreciation and amortization expense that would have been recognized had the asset been continuously classified as held for investment, or its fair value at the date of the decision not to sell. Prior period revenues and expenses from continuing operations increased by the following amount as a result of the reclassification of amounts previously reported as discontinued operations for the year ended December 31, 2007 (in thousands):

Revenues
Rental	$1,430
Tenant Reimbursements	244

Total Revenues	1,674

Expenses
Operating and Maintenance	33
Property Taxes	291
General and Administrative	12
Property Management Fee to Related Party	31

Total Expenses	367

Minority Interest in Discontinued Operations	(13)
Provision for Income Taxes in Discontinued Operations	(247)

Total Income from Discontinued Operations	$1,047

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

The real estate held for sale assets were reclassified from assets held for sale to investments in real estate on the consolidated balance sheet at December 31, 2007, and then adjusted for the loss on transfer at September 30, 2008 as follows (in thousands):

	December 31, 2007	Loss Adjustment	September 30, 2008
Land	$9,614	$(39)	$9,575
Site Improvements	3,771	(284)	3,487
Building Improvements	43,897	(1,412)	42,485
Tenant Improvements	172	(71)	101
Above Market Lease	770	(421)	349
Below Market Lease	(944)	171	(773)
In-Place Lease Value	3,294	(1,395)	1,899

	$60,574	$(3,451)	$57,123

5. Investments in Unconsolidated Entities

Investments in unconsolidated entities at December 31, 2008 and December 31, 2007 consist of the following:

	December 31,
	2008	2007
CBRE Strategic Partners Asia	$(1,398)	$101
Duke Joint Venture	110,366	—
Afton Ridge Joint Venture	22,735	—

	$131,703	$101

The following is a summary of the investments in unconsolidated entities for the years ended December 31, 2008 and December 31, 2007:

	December 31,
	2008	2007
Investment Balance, January 1, 2008	$101	$—
Contributions	152,244	200
Company Basis Additions	3,677	—
Other Comprehensive Income of Unconsolidated Entities	91	51
Company’s Equity in Net Loss (including adjustments for basis differences)	(1,242)	(150)
Distributions	(23,168)	—

Investment Balance, December 31, 2008	$131,703	$101

CBRE Strategic Partners Asia

We have agreed to a capital commitment of $20,000,000 in CBRE Strategic Partners Asia, which extends for 24 months (to January 31, 2010) after the close of the final capital commitment. On October 16, 2007, we contributed $200,000 of our capital commitment which was funded using net proceeds from our initial public offering. CBRE Investors, our sponsor, formed CBRE Strategic Partners Asia to purchase, reposition, develop,

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

hold for investment and sell institutional quality real estate and related assets in targeted markets in Asia, including China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. The initial closing date of CBRE Strategic Partners Asia was in July 2007, with additional commitments being accepted through January 2008. CBRE Strategic Partners Asia closed on January 31, 2008, with aggregate capital commitments of $394,200,000. CBRE Strategic Partners Asia has an eight year term, which may be extended for up to two one-year periods with the approval of two-thirds of the limited partners.

As of December 31, 2008, CBRE Strategic Partners Asia, with its parallel fund, CB Richard Ellis Strategic Asia II, L.P., had aggregate investor commitments of approximately $394,200,000 from institutional investors including CBRE Investors. We own an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. As of December 31, 2008, CBRE Strategic Partners Asia had acquired ownership interests in ten properties, five in China and five in Japan. Our capital commitment is currently being pledged as collateral for borrowings of CBRE Strategic Partners Asia of which our pro-rata portion of such borrowing was approximately $11,662,000, based on our 5.07% ownership interest at December 31, 2008. Currency translation gains were recognized as Other Comprehensive Income in the amount of $91,000 and $51,000 for the years ended December 31, 2008 and 2007, respectively.

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

Consolidated Balance Sheets of CBRE Strategic Partners Asia as of December 31, 2008 and December 31, 2007 (in thousands):

	December 31,
	2008	2007
Assets
Real Estate Net	$307,189	$98,995
Other Assets	12,481	7,510

Total Assets	$319,670	$106,505

Liabilities and Equity
Notes Payable	$95,606	$57,389
Loan Payable	230,016	44,969
Other Liabilities	18,517	2,062

Total Liabilities	344,139	104,420

Company’s (Deficit) Equity	(1,398)	101
Other Investors’ (Deficit) Equity	(23,071)	1,984

Total Liabilities and Equity	$319,670	$106,505

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Operations of CBRE Strategic Partners Asia for the years ended December 31, 2008 and 2007 (in thousands); there were no activities for 2006:

	Year Ended December 31,
	2008	2007
Total Revenues	$1,427	$208
Total Expenses	32,614	2,393

Net Loss	$(31,187)	$(2,185)

Company’s Equity in Net Loss	$(1,590)	$(150)

Included in our equity in net loss of CBRE Strategic Partners Asia is an other than temporary impairment of our investment in the amount of $1,064,000 for the year ended December 31, 2008.

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

On June 12, 2008, September 30, 2008 and December 10, 2008, the Duke joint venture acquired fee interests in seven properties pursuant to the contribution agreement. All of the properties acquired are new built-to-suit, 100% leased, single-tenant buildings that do not have an operating history. The Duke joint venture obtained financing from 40/86 Mortgage Capital, Inc. for each of the seven properties. The financings, totaling $150,000,000, carry an interest rate of 5.58%, a term of five years and are cross-collateralized among the properties. The seven buildings were completed in 2008. The Duke joint venture has purchased approximately $282,400,000 of assets, exclusive of acquisition fees and closing costs, to date. As of December 31, 2008, the Duke joint venture holds interests in seven properties, two located in Indiana and one in each of Arizona, Florida, Tennessee, Texas and Ohio.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

The following table provides further detailed information concerning the properties held in the Duke joint venture:

Property and Market	Property Type	Net Rentable Square Feet	Tenant	Lease Expiration	Approximate Purchase Price (1)	Pro Rata Share of Approximate Purchase Price (2)	Approximate Debt Financing	Acquisition Fee (3)
Buckeye Logistics Center / Phoenix, AZ	Warehouse/ Distribution	604,678	Amazon.com(5)	06/2018	$43,601,000	$34,880,800	$20,000,000	$349,000
201 Sunridge Blvd. / Dallas, TX	Warehouse/ Distribution	822,550	Unilever(4)	09/2018	31,626,000	25,300,800	19,400,000	253,000
12200 President’s Court / Jacksonville, FL	Warehouse/ Distribution	772,210	Unilever(4)	09/2018	36,956,000	29,564,800	21,600,000	296,000
AllPoints at Anson Bldg. 1 / Indianapolis, IN	Warehouse/ Distribution	630,573	Amazon.com(5)	07/2018	33,401,000	26,720,800	17,000,000	267,000
Aspen Corporate Center 500 / Nashville, TN	Office	180,147	Verizon Wireless (6)	10/2018	37,111,000	29,688,800	21,200,000	297,000
125 Enterprise Parkway Columbus, OH	Warehouse/ Distribution	1,142,400	Kellogg’s	03/2019	47,905,000	38,324,000	26,800,000	383,000
AllPoints Midwest Bldg. 1 Indianapolis, IN	Warehouse/ Distribution	1,200,420	Prime Distribution	05/2019	51,800,000	41,440,000	24,000,000	414,000

		5,352,978			$282,400,000	$225,920,000	$150,000,000	$2,259,000

(1)	Approximate total purchase price, exclusive of closing costs, paid by the Duke joint venture for each of these properties.
(2)	Pro rata share of approximate purchase price is at our pro rata share of effective ownership for each of these properties, which was funded using net proceeds of our initial public offering.
(3)

Acquisition fees paid to our Investment Advisor are not included in the total acquisition cost for the properties, but are included as additional REIT basis in our investment in unconsolidated entities balance.

(4)	Our tenant CONOPCO, Inc. is a wholly-owned subsidiary of Unilever United States, Inc., which is wholly-owned by Unilever N.V. and Unilever PLC, together Unilever.
(5)

Our tenants Amazon.com.indc, LLC and Amazon.com.axdc, Inc. are both wholly-owned subsidiaries of Amazon.com. AllPoints at Anson Bldg. 1 and Buckeye Logistics Center are two of Amazon’s largest fulfillment centers in North America.

(6)	Our tenant Cellco Partnership does business as Verizon Wireless.

We entered into an operating agreement for the Duke joint venture with Duke on June 12, 2008. Duke acts as the managing member of the Duke joint venture and is entitled to receive fees in connection with the services it provides to the Duke joint venture, including asset management, construction, development, leasing and property management services. Duke is also entitled to a promoted interest in the Duke joint venture. We have joint approval rights over all major policy decisions.

For a period of three years from the date of the operating agreement, the Duke joint venture will have the right to acquire additional newly developed bulk industrial built-to-suit properties from Duke if such properties satisfy certain specified conditions. We will retain the right to approve the acquisition and purchase price of each such property. The total amount of properties (inclusive of the Industrial Portfolio) that may be contributed to the Duke joint venture over this period may be up to $800,000,000. As of December 31, 2008, we have no further capital commitments to fund the Duke joint venture, but may continue to participate in future available properties at our discretion.

We carry our investment in the Duke joint venture on the equity method of accounting because it is an entity under common control with Duke. Those investments where we have the ability to exercise significant influence (but not control) over operating and financial policies of such entities are accounted for using the equity method. We eliminate transactions with such equity method subsidiaries to the extent of our ownership in such entities.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Consolidated Balance Sheet of the Duke joint venture as of December 31, 2008 (in thousands):

	December 31, 2008	REIT Basis Adjustments(1)		Total
Assets
Real Estate Net	$258,344		$3,037	$261,381
Other Assets	28,316		(28)	28,288

Total Assets	$286,660		$3,009	$289,669

Liabilities and Equity
Notes Payable	$150,000	$		$150,000
Other Liabilities	2,533			2,533

Total Liabilities	152,533			152,533

Company’s Equity	107,357		3,009	110,366
Other Investor’s Equity	26,770			26,770

Total Liabilities and Equity	$286,660		$3,009	$289,669

(1)

REIT Basis Adjustments include those costs incurred by the Company outside of the Duke joint venture that are directly capitalizable to its investment in real estate assets acquired within the Duke joint venture including acquisition costs paid to our Investment Advisor.

Consolidated Statement of Operations of the Duke joint venture for the period June 12, 2008 through December 31, 2008 (in thousands); there were no activities for 2007 or 2006:

For the Period June 12, 2008 Through December 31, 2008
Total Revenues	$5,307
Operating Expenses	755
Interest	1,612
Depreciation and Amortization	2,664

Net Income	$276

Company’s Share in Net Income	$276

Adjustments for Company Basis	(28)

Company’s Equity in Net Income	$248

Afton Ridge Joint Venture

On September 18, 2008, we acquired a 90% ownership interest in Afton Ridge, the owner of Afton Ridge Shopping Center, from unrelated third parties. CK Afton Ridge Shopping Center, LLC, a subsidiary of Childress Klein Properties, Inc. (“CK Afton Ridge”), retained a 10% ownership interest in Afton Ridge and continues to manage Afton Ridge Shopping Center. CK Afton Ridge acts as the managing member of Afton Ridge and is entitled to receive fees, including management, construction management and property management fees. We have joint approval rights over all major policy decisions.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Afton Ridge Shopping Center is located at the intersection of I-85 and Kannapolis Parkway, in Kannapolis, North Carolina. We acquired our ownership interest in Afton Ridge for approximately $45,000,000, exclusive of customary closing costs, which was funded using net proceeds from our initial public offering. Upon closing, we paid our Investment Advisor an acquisition fee of approximately $450,000. This acquisition fee is not included in the $45,000,000 total acquisition cost of Afton Ridge, but is included as additional cost basis at our wholly-owned investment subsidiary.

The purchase agreement with the seller contained a two year master lease agreement whereby rental revenues were guaranteed by the seller on the 9% unoccupied space at the date of the acquisition up to a maximum of $1,102,000. In addition, leasing commissions and tenant improvement allowances were to be reimbursed under the purchase agreement up to $934,000 over the same two year period for leasing activities incurred by Afton Ridge to lease up the 9% unoccupied space.

As of December 31, 2008, $138,520 in rental revenue guarantee payments and $278,925 in leasing commission and tenant reimbursement payments have been received by Afton Ridge and treated as purchase price adjustments in the period when the contingency was resolved on the Afton Ridge standalone financial statements. Our pro-rata share of such purchase price adjustments have been treated as a reduction of our investment in Afton Ridge.

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

We carry our investment in Afton Ridge on the equity method of accounting because it is an entity under common control with CK Afton Ridge. Those investments where we have the ability to exercise significant influence (but not control) over operating and financial policies of such entities are accounted for using the equity method. We eliminate transactions with such equity method subsidiaries to the extent of our ownership in such entities.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Consolidated Balance Sheet of Afton Ridge as of December 31, 2008 (in thousands):

	December 31, 2008	REIT Basis Adjustments(1)	Total
Assets
Real Estate Net	$49,502	$640	$50,142
Other Assets	4,985	(6)	4,979

Total Assets	$54,487	$634	$55,121

Liabilities and Equity
Note Payable	$25,500	$—	$25,500
Other Liabilities	4,430	—	4,430

Total Liabilities	29,930	—	29,930

Company’s Equity	22,101	634	22,735
Other Investor’s Equity	2,456	—	2,456

Total Liabilities and Equity	$54,487	$634	$55,121

(1)

REIT Basis Adjustments include those costs incurred by the Company outside of Afton Ridge that are directly capitalizable to its investment in real estate assets acquired within Afton Ridge including acquisition costs paid to our Investment Advisor.

Consolidated Statements of Operations of Afton Ridge for the period September 18, 2008 through December 31, 2008 (in thousands); there were no activities for 2007 and 2006:

For the Period September 18, 2008 Through December 31, 2008
Total Revenues	$1,333
Operating Expenses	373
Interest	320
Depreciation and Amortization	522

Net Income	$118

Company’s Share in Net Income	$106

Adjustments for REIT Basis	(6)

Company’s Equity in Net Income	$100

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

6. Acquisition Related Intangible Assets

Our acquisition related intangible assets are included in the consolidated balance sheets as acquired in-place lease value, acquired above market lease value and acquired below market lease value.

The following is a schedule of future amortization of acquisition related intangible assets as of December 31, 2008 (in thousands):

	Acquired In-Place Lease Value	Below Market Lease Value	Above Market Lease Value
2009	$8,980	$2,852	$2,554
2010	7,016	2,672	2,352
2011	6,169	2,619	2,251
2012	4,572	1,878	2,203
2013	3,084	1,098	1,382
Thereafter	10,603	4,805	577

	$40,424	$15,924	$11,319

The amortization of the above and below-market lease values included in rental revenue were $(1,665,000) and $2,036,000, respectively, for the year ended December 31, 2008, $(561,000) and $838,000, respectively, for the year ended December 31, 2007 and $(229,000) and $412,000, respectively, for the year ended December 31, 2006. The amortization of in-place lease value included in amortization expense was $7,355,000, $4,160,000 and $2,641,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

7. Debt

Notes Payable secured by real property are summarized as follows (in thousands):

	Interest Rate as of December 31,			December 31,
Property	2008	2007	Maturity Date	2008	2007
REMEC	4.79%	4.79%	November 1, 2011	$13,250	$13,250
300 Constitution	4.84	4.84	April 1, 2012	12,000	12,000
Deerfield Commons I.(1)	5.23	5.23	December 1, 2015	9,725	9,725
602 Central Blvd.(2)(10)	6.79	6.94	April 27, 2014	8,026	10,928
Bolingbrook Point III	5.26	5.26	January 1, 2015	9,000	9,000
Fairforest Bldg. 5(3)	6.33	6.33	February 1, 2024	10,767	11,177
Fairforest Bldg. 6(3)	5.42	5.42	June 1, 2019	3,512	3,754
HJ Park—Bldg. 1(3)	4.98	4.98	March 1, 2013	1,167	1,407
North Rhett I(3)	5.65	5.65	August 1, 2019	4,567	4,871
North Rhett II(3)	5.20	5.20	October 1, 2020	2,503	2,652
North Rhett III(3)	5.75	5.75	February 1, 2020	2,038	2,166
North Rhett IV(3)	5.80	5.80	February 1, 2025	10,742	11,132
Mt Holly Bldg.(3)	5.20	5.20	October 1, 2020	2,503	2,652
Orangeburg Park Bldg.(3)	5.20	5.20	October 1, 2020	2,545	2,697
Kings Mountain I(3)	5.27	5.27	October 1, 2020	2,165	2,294
Kings Mountain II(3)	5.47	5.47	January 1, 2020	6,495	6,911
Union Cross Bldg. I(3)	5.50	5.50	July 1, 2021	3,111	3,278
Union Cross Bldg. II(3)	5.53	5.53	June 1, 2021	9,515	10,031
Thames Valley Five(4)(10)	6.42	—	May 30, 2013	10,945	—
Lakeside Office Center(5)	6.03	—	September 1, 2015	9,000	—
Enclave on the Lake(6)	5.45	—	May 1, 2011	18,623	—
Albion Mills Retail Park(7)(8)(10)	5.25	—	October 10, 2013	8,360	—
Avion Midrise III & IV(8)	5.52	—	April 1, 2014	22,154	—
Notes Payable				182,713	119,925
Less Discount				(4,443)	(3,049)

Less Albion Mills Retail Park Fair Value Adjustment				(1,109)	—

Notes Payable Less Discount and Fair Value Adjustment				$177,161	$116,876

(1)	Interest only payments are due monthly for the first 60 months of the loan term. Principal and interest payments are due monthly for the remaining 60 months of the loan term.
(2)

Variable interest rate of 6.79% and 6.94% at December 31, 2008 and 2007 based on three month GBP based London Inter-Bank Offering Rate (“LIBOR”) plus 0.67%. We maintain a rate cap agreement pursuant to which we will be protected against an increase in the three month LIBOR over 6.25% through May 27, 2010.

(3)

These notes payable were assumed from the seller of the Carolina Portfolio on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount.

(4)	We entered into the interest rate swap agreement that fixes the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of December 31, 2008 and expires on May 30, 2013.
(5)	Interest only payments are due monthly for the first 36 months of the loan term. Principal and interest payments are due monthly for the remaining 48 months of the loan term.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

(6)	The loan was assumed from the seller of Enclave on the Lake on July 1, 2008 and was recorded at estimated fair value which includes the discount.
(7)	The Albion Mills Retail Park notes payable balance is presented at cost basis. This loan is carried on our balance sheet at fair value (see Note 16).
(8)	We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of December 31, 2008 and expires on October 10, 2013.
(9)	The loan was assumed from the seller of Avion Midrise III & IV on November 18, 2008 and was recorded at estimated fair value which includes the discount.
(10)	These loans are subject to certain financial covenants (interest coverage and loan to value).

Notes Payable

On April 27, 2007, we, in connection with the acquisition of 602 Central Blvd, entered into a £5,500,000 ($8,026,000 at December 31, 2008) financing arrangement with the Royal Bank of Scotland secured by the property. The loan is for a term of seven years and bears interest at a variable rate of interest, adjusted quarterly, based on three month GBP-based LIBOR plus 0.67%, or 6.79% and 6.94% per annum as of December 31, 2008 and December 31, 2007, respectively. Interest payments only are due quarterly for the term of the loan with principal due at maturity. In addition, we incurred financing costs of approximately £61,000 ($89,000 at December 31, 2008) associated with obtaining this loan. The loan agreement requires us to maintain a rate cap agreement pursuant to which we will be protected against an increase in the three month LIBOR over 6.25% through May 27, 2010.

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. Assumption fees and other loan closing costs totaling $765,500 were capitalized as incurred. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. Principal payments totaling $3,390,000 were made during year ended December 31, 2008. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

On December 27, 2007, the Company entered into a $9,000,000 financing agreement secured by the Bolingbrook Point III property with the Northwestern Mutual Life Insurance Company. The loan is for a term of seven years and bears a fixed interest rate of 5.26% per annum with principal due at maturity. In addition, we incurred financing costs of approximately $91,000 associated with obtaining this loan.

On May 30, 2008, we entered into a £7,500,000 ($10,945,000 at December 31, 2008) financing arrangement with the Royal Bank of Scotland plc secured by the Thames Valley Five property. The loan is for a term of five years (with a two year extension option) and bears interest at a variable rate of interest, adjusted quarterly, based on three month GBP-based LIBOR plus 1.01%. In addition, we incurred financing costs of approximately £82,000 ($120,000 at December 31, 2008) associated with obtaining this loan. On August 14, 2008, we entered into the interest rate swap agreement that fixes the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of December 31, 2008 and expires on May 30, 2013. Interest payments only are due quarterly for the term of the loan with principal due at maturity.

On July 1, 2008, in connection with the acquisition of Enclave on the Lake, we assumed an $18,281,000 ($18,790,000 face value less discount of $509,000) loan from NorthMarq Capital, Inc. that bears interest at a

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

fixed rate of 5.45% per annum and matures on May 1, 2011. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $167,000 were made during the six months ended December 31, 2008. In addition, we incurred financing costs totaling $241,000 in conjunction with the assumption of the loan.

On August 7, 2008, we obtained a $9,000,000 loan from 40/86 Mortgage Capital, Inc., secured by the Lakeside Office Center property acquired on March 5, 2008. The loan is for a term of seven years and bears interest at a fixed rate of 6.03% with interest payments only for the first 36 months and principal and interest for the remaining 48 months of the loan term. In addition, we incurred financing costs of approximately $171,000 associated with obtaining this loan, including $36,000 paid to CBRE Melody, a related party.

On October 10, 2008, we entered into a £5,728,000 ($8,360,000 at December 31, 2008) financing agreement with the Royal Bank of Scotland plc secured by Albion Mills Retail Park property. The loan is for a term of five years and bears interest at a variable rate of interest, adjusted quarterly, based on three month GBP-based LIBOR plus 1.31%. In addition, we incurred financing costs of approximately £40,000 ($59,000 at December 31, 2008) associated with obtaining this loan. On November 25, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of December 31, 2008 and expires on October 10, 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On November 18, 2008, in connection with the acquisition of Avion Midrise III & IV, we assumed $20,851,000 ($22,186,000 face value less discount of $1,335,000) fixed-rate mortgage loan from Capmark Finance, Inc. that bears interest at a rate of 5.52% per annum and matures on April 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payment totaling $32,000 was made at closing for December 1, 2008 payment. In addition, we incurred financing costs totaling $344,000 in conjunction with the assumption of the loan.

The minimum principal payments due for the notes payable are as follows as of December 31, 2008 (in thousands):

2009	$4,321
2010	4,567
2011	35,768
2012	16,947
2013	24,304
Thereafter	96,806

$182,713

Loan Payable

We entered into a credit agreement with Bank of America, N.A. to provide us a $65,000,000 term loan and a $10,000,000 revolving line of credit (collectively, the “Credit Facility”) in 2007. The one year term loan was fully drawn upon at the closing of the Carolina Portfolio on August 30, 2007. None of the revolving line of credit was ever drawn. The Credit Facility matured in August, 2008 and interest was payable monthly at a floating rate of LIBOR plus 1.25%. Upfront fees and other loan closing cost totaling approximately $229,000 were capitalized as incurred. A fee of 0.2% per annum was accrued on unfunded balances under the revolving line of credit. The loan contained various financial covenants and restrictions including a fixed charge coverage ratio of at least 1.6, as defined in the credit agreement. As of December 31, 2007, the term loan balance was $45,000,000 and we

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

were in compliance with all such covenants and restrictions. The Credit Facility was unsecured, but we were required to repay a proportion of the Credit Facility, as defined in the credit agreement, if any of the unencumbered properties in the Carolina Portfolio were financed or sold.

On August 8, 2008, we entered into an amended and restated credit agreement with Bank of America, N.A. (“Bank of America”), which amended the terms of our prior credit agreement with Bank of America, to provide us with a new $45,000,000 unsecured revolving line of credit (the “Revolving Credit Facility”), and to replace our prior Bank of America term loan and revolving credit facility which matured in August 2008. The new Revolving Credit Facility was fully drawn upon at closing, with such proceeds utilized to pay down the full $45,000,000 amount outstanding under our prior Bank of America term loan (as of August 8, 2008, no amount was outstanding under our prior $10,000,000 Bank of America revolving credit facility). The new Revolving Credit Facility matures in August 2010 and bears interest at a floating rate of LIBOR plus 2.00% to 2.75%, based upon our leverage ratio as defined in the credit agreement (at our current leverage ratio, the Revolving Credit Facility bears interest at a floating rate of LIBOR plus 2.00%). An upfront fee of $292,500 was paid to Bank of America, and a fee equal to the actual daily amount by which the aggregate commitments exceed the total outstandings (both as defined in the amended and restated credit agreement) times 0.20% per annum if the total outstandings are equal to or more than 50% of the aggregate commitments, or 0.25% per annum otherwise, is accrued on unfunded balances under the Revolving Credit Facility. The loan contains various financial covenants and restrictions including a fixed charge coverage ratio of at least 1.75 to 1.00, as defined in the amended and restated credit agreement. As of December 31, 2008, there is no amount outstanding under the Revolving Credit Facility.

Our organizational documents contain a limitation on the amount of indebtedness that we may incur, so that unless our shares are listed on a national securities exchange, our aggregate borrowing may not exceed 300% of our net assets unless any excess borrowing is approved by a majority of our independent trustees and is disclosed to shareholders in our next quarterly report.

8. Minimum Future Rents Receivable

The following is a schedule of minimum future rentals to be received on non-cancelable operating leases as of December 31, 2008 (in thousands):

2009	$39,227
2010	35,027
2011	33,444
2012	26,518
2013	19,710
Thereafter	100,581

$254,507

9. Concentrations

Tenant Revenue Concentrations

For the year ended December 31, 2008, there was no individual tenant who exceeded the 10% revenue threshold.

For the year ended December 31, 2007, the tenant in REMEC accounted for approximately $2,586,000, or 16%, of total revenues, the tenant in 300 Constitution accounted for approximately $1,954,000 or 12%, of total revenues.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

For the year ended December 31, 2006, the tenant in REMEC for approximately $2,573,000, or 30%, of total revenues, the tenant in 300 Constitution accounted for approximately $1,967,000 or 23%, of total revenues and a tenant in Deerfield Commons I accounted for approximately $1,124,000 or 13% of the revenues.

The leases under which the tenants occupy the properties expire in April 2027 for the tenant in REMEC, March 2013 for the tenant in 300 Constitution and May 2010 for the tenant in Deerfield Commons I.

Geographic Concentrations

As of December 31, 2008, we owned 52 consolidated properties located in eight states (California, Georgia, Illinois, Massachusetts, North Carolina, South Carolina, Texas and Virginia) and in the United Kingdom.

Our geographic revenue concentrations from consolidated properties for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Year Ended December 31,
	2008	2007	2006
Domestic
South Carolina	39.47%	31.04%	—%
Texas	16.48	10.06	19.81
North Carolina	8.83	7.15	—
California	6.83	15.53	30.44
Georgia	6.68	14.85	26.50
Massachusetts	4.96	11.73	23.25
Illinois	3.64	2.67	—
Virginia	1.26	—	—

Total Domestic	88.15	93.03	100.00
International
United Kingdom	11.85	6.97	—

Total	100.00%	100.00%	100.00%

Our geographic long-lived asset concentrations from consolidated properties as of December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
Domestic
South Carolina	33.66%	53.90%
Texas	13.34	4.54
North Carolina	12.22	12.02
Virginia	7.77	—
California	4.45	6.97
Massachusetts	3.66	5.79
Illinois	3.24	5.10
Georgia	2.96	5.05

Total Domestic	81.30	93.37
International
United Kingdom	18.70	6.63

Total	100.00%	100.00%

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

10. Segment Disclosure

Our reportable segments consist of three types of commercial real estate properties, namely, Domestic Industrial Properties, Domestic Office Properties and International Office/Retail Properties. During the fourth quarter of 2008, management reevaluated the structure of its business and devised a new reportable segment structure. All periods presented have been revised to report our segment results under our new reportable segment structure. Management internally evaluates the operating performance and financial results of our segments based on net operating income. We also have certain general and administrative level activities including legal, accounting, tax preparation and shareholder servicing costs that are not considered separate operating segments. Our reportable segments are on the same basis of accounting as described in footnote 2.

We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, property management fees, property level general and administrative expenses and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our general and administrative expenses. The following table compares the net operating income for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2008	2007	2006
Domestic Industrial Properties
Revenues:
Rental	$20,350	$8,989	$2,990
Tenant Reimbursements	4,323	1,447	652

Total Revenues	24,673	10,436	3,642

Property and Related Expenses:
Operating and Maintenance	1,146	382	179
General and Administrative	147	40	22
Property Management Fee to Related Party	376	114	—
Property Taxes	4,054	1,249	547

Total Expenses	5,723	1,785	748

Net Operating Income	18,950	8,651	2,894

Domestic Office Properties
Revenues:
Rental	8,429	3,890	3,640
Tenant Reimbursements	2,290	1,174	1,178

Total Revenues	10,719	5,064	4,818

Property and Related Expenses:
Operating and Maintenance	1,974	656	681
General and Administrative	61	29	66
Property Management Fee to Related Party	94	39	41
Property Taxes	1,425	529	556

Total Expenses	3,554	1,253	1,344

Net Operating Income	7,165	3,811	3,474

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

	Year Ended December 31,
	2008	2007	2006
International Office/Retail Properties
Revenues:
Rental	4,617	1,149	—
Tenant Reimbursements	140	12	—

Total Revenues	4,757	1,161	—

Property and Related Expenses:
Operating and Maintenance	128	19	—
General and Administrative	82	23	—
Property Management Fee to Related Party	21	7	—
Property Taxes	—	—	—

Total Expenses	231	49	—

Net Operating Income	4,526	1,112	—

Reconciliation to Consolidated Net Loss
Total Segment Net Operating Income	30,641	13,574	6,368
Interest Expense	10,323	5,049	1,784
General and Administrative	3,030	1,761	763
Investment Management Fee to Related Party	3,964	1,547	739
Class C Fee to Related Party	—	—	145
Depreciation and Amortization	17,171	8,050	4,618

Total Net Operating Loss	(3,847)	(2,833)	(1,681)

Other Income and Expenses
Interest and Other Income	2,039	2,855	255
Net Settlement Receipts on Interest Rate Swaps	65	—	—
Loss on Interest Rate Swaps and Cap	(1,496)	—	—
Gain on Note Payable at Fair Value	1,168	—	—
Loss on Transfer of Held for Sale Real Estate to Continuing Operations	(3,451)	—	—

(Loss) Income Before Minority Interest, Income Taxes and Equity in Loss of Unconsolidated Entities	(5,522)	22	(1,426)
Minority Interest	26	4	(1,058)
Benefit/(Provision) for Income Taxes	82	(279)	—
Equity in Loss of Unconsolidated Entities	(1,242)	(150)	—

Net Loss	$(6,656)	$(403)	$(2,484)

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

	December 31,
Condensed Assets	2008	2007
Domestic Industrial Properties	$305,743	$291,367
Domestic Office Properties	143,073	43,315
International Office/Retail Properties	105,091	24,236
Non-Segment Assets	156,013	76,833

Total Assets	$709,920	$435,751

	Year Ended December 31,
Capital Expenditures	2008	2007
Domestic Industrial Properties	$84,549	$242,616
Domestic Office Properties	51,226	226
International Office/Retail Properties	91,737	23,847

Total Capital Expenditures	$227,512	$266,689

11. Investment Management and Other Fees to Related Parties

Pursuant to the agreement between our company, CBRE OP and the Investment Advisor (the “Advisory Agreement”), the Investment Advisor and its affiliates perform services relating to our ongoing public offering and the management of our assets. Items of compensation and equity participation are as follows:

Investment Management Fee to Related Party

Prior to October 24, 2006, the Investment Advisor received an annual fee equal to 0.75% of the book value of the total assets, as defined in the Advisory Agreement, based on the assets of CBRE OP. The investment management fee was calculated monthly based on the average of total assets, as defined, during such period. On October 24, 2006, the Board of Trustees, including our independent trustees, approved and the Company entered into the Amended and Restated Agreement of Limited Partnership of CBRE OP (the “Amended Partnership Agreement”) and the Amended and Restated Advisory Agreement (the “Amended Advisory Agreement” and, together with the Amended Partnership Agreement, the “Amended Agreements”). The Amended Advisory Agreement provides an investment management fee of (i) a monthly fee equal to one twelfth of 0.6% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments within our portfolio and (ii) a monthly fee equal to 7.0% of the aggregate monthly net operating income derived from all real estate investments within our portfolio. The Investment Advisor waived investment management fees of $1,529,000 and $432,000 for the years ended December 31, 2008 and 2007, respectively. All or any portion of the investment management fee not taken as to any fiscal year may be deferred or waived without interest at the option of the Investment Advisor. The Amended and Restated Advisory Agreement was amended and restated on January 30, 2009, see Part I Item 1. “Recent Developments” for a description of the agreement.

The Investment Advisor earned investment management fees of $3,964,000, $1,547,000 and $739,000 for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008 and 2007, the investment management fee payable included in investment management fees payable to related party in our consolidated balance sheets were $625,000 and $429,000, respectively. In connection with services provided to the Investment Advisor, CNL Fund Management Company, the Sub-Advisor and affiliate of the Dealer Manager pursuant to a sub-advisory agreement dated August 21, 2006, was paid by the Investment Advisor $547,000, $214,000 and $25,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Acquisition Fee and Expenses to Related Party

The Investment Advisor may earn an acquisition fee of up to 1.0% of (i) the purchase price of real estate investments acquired by us, including any debt attributable to such investments, or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. The Investment Advisor earned acquisition fees of $4,927,000, $2,620,000 and $0 for the years ended December 31, 2008, 2007 and 2006, respectively. In connection with services provided to the Investment Advisor, the Sub Advisor, pursuant to a sub advisory agreement, was paid by the Investment Advisor acquisition fees of $921,000, $490,000 and $0 for the years ended December 31, 2008, 2007 and 2006, respectively. The Investment Advisor earned $743,000 in acquisition related expenses during the year ended December 31, 2008. No acquisition related expenses were earned during the year ended December 31, 2007 and 2006, respectively. These fees and expenses have been capitalized to investments in real estate and related intangibles. The Amended and Restated Advisory Agreement was amended and restated on January 30, 2009 in connection with our current follow-on public offering, see Part 1 Item 1 “Recent Developments” for a description of the amended and restated agreement.

CB Richard Ellis, UK was paid a service fee in conjunction with the April 27, 2007 acquisition of 602 Central Blvd. totaling £9,000 ($18,000) for the year ended December 31, 2007 and a service fee in conjunction with the acquisition of Thames Valley Five totaling £24,000 ($42,000). These fees have been capitalized to investments in real estate and related intangibles.

Management Services to Related Party

Affiliates of the Investment Advisor may also provide leasing, brokerage, property management, or mortgage banking services for us. CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor, received property management fees of approximately $491,000, $160,000 and $41,000 for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008 and 2007, the property management fees payable to related party included in our consolidated balance sheets were $126,000 and $50,000 and, respectively. No brokerage fees were paid to affiliates of the Investment Advisor for the years ended December 31, 2008, 2007 and 2006.

CBRE Melody, an affiliate of the Investment Advisor, received mortgage banking fees of $636,000 and $36,000 for the years ended December 31, 2008 and 2007, respectively. No mortgage banking fees were paid to affiliates during the year ended December 31, 2006.

CBRE Carmody, an affiliate of the Investment Advisor, received leasing fees of $15,000 for the year ended December 31, 2008. No leasing fees were paid to affiliates for the years ended December 31, 2007 and 2006.

12. Equity Incentive Plan and Performance Bonus Plan

Equity Incentive Plan

We have adopted a 2004 equity incentive plan. The purpose of the 2004 equity incentive plan is to provide us with the flexibility to use share options and other awards to provide a means of performance-based compensation. Our key employees, directors, trustees, officers, advisors, consultants or other personnel and our subsidiaries or other persons expected to provide significant services or our subsidiaries, including employees of the Investment Advisor, would be eligible to be granted share options, restricted shares, phantom shares, distribution equivalent rights and other share-based awards under the 2004 equity incentive plan. No awards of any kind have been made under this plan during the years ended December 31, 2008, 2007 and 2006, respectively.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Performance Bonus Plan

We have adopted a 2004 performance bonus plan. Annual bonuses under our 2004 performance bonus plan are awarded by our Compensation Committee to selected key employees, including employees of the Investment Advisor, based on corporate factors or individual factors (or a combination of both). Subject to the provisions of the 2004 performance bonus plan, the Compensation Committee will (i) determine and designate those key employees to whom bonuses are to be granted; (ii) determine, consistently with the 2004 performance bonus plan, the amount of the bonus to be granted to any key employee for any performance period; and (iii) determine, consistently with the 2004 performance bonus plan, the terms and conditions of each bonus. Bonuses may be so awarded by the Compensation Committee prior to the commencement of any performance period, during or after any performance period. No bonus shall exceed 200% of the key employee’s aggregate salary for the year. The Compensation Committee may provide for partial bonus payments at target and other levels. Corporate performance hurdles for bonuses may be adjusted by the Compensation Committee in its discretion to reflect (i) dilution from corporate acquisitions and share offerings, and (ii) changes in applicable accounting rules and standards. The Compensation Committee may determine that bonuses shall be paid in cash or shares or other equity-based grants, or a combination thereof. The Compensation Committee may also provide that any such share grants be made under our 2004 equity incentive plan or any other equity-based plan or program we may establish. The Compensation Committee may provide for programs under which the payment of bonuses may be deferred at the election of the employee. No bonuses were awarded and no bonus related expenses were incurred by us during the periods ended December 31, 2008, 2007 and 2006, respectively.

13. Shareholders’ Equity

Under our declaration of trust, we have the authority to issue a total of 1,000,000,000 shares of beneficial interest. Of the total shares authorized, 990,000,000 shares are designated as common shares with a par value of $0.01 per share and 10,000,000 shares are designated as preferred shares.

The registration statement relating to our initial public offering was declared effective by the SEC on October 24, 2006. CNL Securities Corp. acted as the dealer manager of this offering. The registration statement covered up to $2,000,000,000 in common shares of beneficial interest, 90% of which were offered at a price of $10.00 per share, and 10% of which were offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. On October 14, 2008, our Board of Trustees approved an extension of our initial public offering until December 31, 2008. As of December 31, 2008, we had issued 57,976,244 common shares in our initial public offering. We terminated the initial public offering effective as of the close of business on January 29, 2009. As of the termination date, we had issued 60,880,967 common shares our initial public offering.

The registration statement relating to our follow-on public offering was declared effective by the SEC on January 30, 2009. CNL Securities Corp. is the dealer manager of this offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through March 20, 2009, we received gross offering proceeds of approximately $21,222,350 from the sale of 2,122,235 shares.

During the years ended December 31, 2008, 2007 and 2006, we repurchased 383,235 common shares, 38,371 common shares and 32,331 common shares, respectively, under our Share Redemption Program.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

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

The following table reconciles the distributions declared per common share to the distributions paid per common share during the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Distributions declared per common share	$0.588	$0.544	$0.500
Less: Distributions declared in the current period, and paid in the subsequent period	(0.150)	(0.144)	(0.125)
Add: Distributions declared in the prior year, and paid in the current year	0.144	0.125	0.125

Distributions paid per common share	$0.582	$0.525	$0.500

Distributions paid to shareholders during the years ended December 31, 2008, 2007 and 2006 totaled $22,314,000, $7,106,000 and $3,491,000, respectively.

The income tax treatment for distributions declared for the years ended December 31, 2008, 2007 and 2006 as identified above, were as follows:

	2008		2007		2006
Ordinary Income	$0.228	38.7%	$0.255	46.8%	$0.264	52.8%
Return of Capital	0.360	61.3	0.289	53.2	0.236	47.2

	$0.588	100.0%	$0.544	100.0%	$0.500	100.0%

15. Derivative Instruments

The following table sets forth the terms of our interest rate swap derivative instruments at December 31 2008:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate (1)	Maturity Date
Interest Rate Swap	$10,945,000	5.4100%	3.91%	May 30, 2013
Interest Rate Swap	$8,338,000	3.9400%	6.29%	October 10, 2013

(1)	Based on three month LIBOR BBA Index with variable rate reset dates every 90 days during the term of swaps.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), we marked our interest rate swap instruments to market of $(1,336,000) on the consolidated balance sheet resulting in a loss on interest rate swaps of $(1,336,000) for the year ended December 31, 2008. There was no interest rate swap activity as of December 31, 2007.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

16. Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 does not establish requirements for any new fair value measurements, but it does apply to existing accounting pronouncements in which fair value measurements are already required. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We have adopted the provisions of SFAS 157 as of January 1, 2008 for financial instruments and we are now required to provide additional disclosures as part of our financial statements.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical financial instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have classified the Albion Mills Retail Park notes payable as Level 3 as of December 31, 2008 due to the lack of current market activity and our reliance on unobservable inputs to estimate the fair value of the mortgage note payable.

As of December 31, 2008, we held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, an interest rate cap, and interest rate swap derivative contracts. Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less, including money market funds and U.S. Government obligations. Derivative instruments are related to our economic hedging activities with respect to interest rates.

The fair values of the interest rate cap and swap derivative agreements are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rate fell above the strike rate of the interest rate cap agreement, and by discounting the future expected cash payments and receipts on the pay and receive legs of the interest rate swap agreements that swap the estimated variable rate mortgage note payment stream for a fixed rate receive payment stream over the period of the loan. The variable interest rates used in the calculation of projected receipts on the interest rate cap agreement and on the interest rate swap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of SFAS 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements (where appropriate). Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at December 31, 2008 (in thousands):

	As of December 31, 2008
			Fair Value Measurements Using:
	Carrying Value	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash and Cash Equivalents	$30,330	$30,330	$30,330	$—	$—
Interest Rate Cap at Fair Value	$1	$1	$—	$1	$—
Interest Rate Swaps at Fair Value	$(1,336)	$(1,336)	$—	$(1,336)	$—
Note Payable at Fair Value	$(7,251)	$(7,251)	$—	$—	$(7,251)

The following table presents our activity for the variable rate note payable measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 for the year ended December 31, 2008 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Note Payable
Balance at January 1, 2008	$—
Transfers to Level 3	8,360
Total Gain on Fair Value Adjustment	(1,168)
Translation Adjustment in Other Comprehensive Loss	59

Balance at December 31, 2008	$7,251

The Amount of Total Gains for the Period Included in Earnings Attributable to the Change in Unrealized Gains Relating to Note Payable Held at December 31, 2008	$1,168

Gains and losses (realized and unrealized) included in earnings related to the interest rate cap and swaps, as well as for the elected fair value note payable for the year ended December 31, 2008, are reported as components of “Other Income and Expense” on the consolidated statements of operations.

Disclosure of Fair Value Financial Instruments

For disclosure purposes only, the following table summarizes our notes payable and their estimated fair value at December 31, 2008 and 2007 (in thousands):

	Book Value		Fair Value
Financial Instrument	2008	2007	2008	2007
Notes Payable	$169,910	$116,876	$158,552	$114,174
Note Payable at Fair Value	$7,251	$—	$7,251	$—

17. Fair Value Option—Mortgage Note Payable

On January 1, 2008, we adopted FAS 159 which provides an option to elect fair value as an alternative measurement for selected financial assets or liabilities not previously recorded at fair value. We adopted FAS 159 as of January 1, 2008 and elected to apply the fair value option for the first time on a note payable issued in the fourth quarter which bears interest at a variable rate and is currently subject to an economic hedge by an

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

interest rate swap with similar terms and the same notional amount. We have elected to apply the fair value option on the Albion Mills Retail Park variable rate note payable to match the fair value treatment of interest rate swap derivative on the same note payable thereby achieving a reduction in the artificial volatility in net income or loss that occurs when financial assets and liabilities are measured and reported on a different basis in the consolidated financial statements.

We elected the fair value option during the year ended December 31, 2008 for the Albion Mills Retail Park note payable which has a cost basis of $8,360,000 and a fair market value $7,251,000 at December 31, 2008. Included in gain on notes payable at fair value in the statement of operations of the year ended December 31, 2008 is $1,168,000. In addition, there was a ($59,000) translation adjustment included in Other Comprehensive Loss.

18. Commitments and Contingencies

We have agreed to a capital commitment of up to $20,000,000 in CBRE Strategic Partners Asia, which extends to January 31, 2010. On October 16, 2007, we funded $200,000 of our capital commitment. CBRE Investors, our sponsor, formed CBRE Strategic Partners Asia, to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. If we and all other currently committed capital investors had funded our entire commitments in CBRE Strategic Partners Asia as of December 31, 2008, we would have owned an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. A majority of our trustees (including a majority of our independent trustees) not otherwise interested in this transaction approved the transaction as being fair, competitive and commercially reasonable. CBRE Strategic Partners Asia is managed by CB Richard Ellis Investors SP Asia II, LLC or the Fund Manager, a subsidiary of CBRE Investors.

Litigation—From time to time, we and our properties may be subject to legal proceedings, which arise in the ordinary course of our business. Currently, neither our company nor any of our properties are subject to, or threatened with, any legal proceedings for which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition.

Environmental Matters—We are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that the we believe would require additional disclosure or the recording of a loss contingency.

19. Quarterly Financial Information (unaudited)

Summarized quarterly financial data for the years ended December 31, 2008, 2007 and 2006 was as follows (in thousands, except per share amounts):

	2008 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues from Operations	$8,244	$9,323	$10,315	$12,267
Net Income (Loss)	583	(485)	(2,933)	(3,821)
Net Income (Loss) per common share-basic and diluted	0.02	(0.01)	(0.06)	(0.06)

	2007 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues from Operations	$2,168	$2,438	$3,911	$8,144
Net (Loss) Income	(132)	4	434	(709)
Net (Loss) Income per common share-basic and diluted	(0.02)	0.01	0.02	(0.03)

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

	2006 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues from Operations	$2,061	$2,104	$2,092	$2,203
Net Loss	(253)	(1,131)	(562)	(538)
Net Loss per common share-basic and diluted	(0.04)	(0.16)	(0.08)	(0.07)

20. Comprehensive Loss

U.S. GAAP requires that the effect of foreign currency translation adjustments be classified as comprehensive income (loss). The following table sets forth our comprehensive loss for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net Loss	$(6,656)	$(403)	$(2,484)
Foreign Currency Translation (Loss) Gains	(19,450)	41	—

Comprehensive Loss	$(26,106)	$(362)	$(2,484)

21. Income Taxes

We elected to be taxed as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain). It is our current intention to adhere to these requirements and maintain our REIT qualification. As a REIT, we generally will not be subject to corporate level U.S. federal income tax on net income we distribute currently to our shareholders. If we fail to qualify as a REIT in any taxable year, then we will be subject to U.S. federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to U.S. federal income and excise taxes on our undistributed taxable income, if any.

We have made taxable REIT subsidiary (“TRS”) elections for all of our held for sale property subsidiaries. The elections, effective for the tax year beginning January 1, 2007 and future years, were made pursuant to section 856(I) of the Internal Revenue Code. Our TRS is subject to corporate level income taxes which are recorded in our consolidated financial statements. Our TRS included all of the formerly held for sale properties and their related activity when the held for sale properties were transferred to continuing operations during the year ended December 31, 2008, resulting in an estimated tax benefit of $247,000 based on our planned dissolution of the TRS.

The following table reconciles net income available to common shareholders to taxable income available to common shareholders for the years ended December 31, 2008 and 2007 (in thousands):

2008
Net Income Available from TRS(1)	$(2,078)
Add: Prior Year Tax Basis Depreciation	696
Less: Prior Year End Prepaid Rent	(54)
Add: Permanent Difference Between Book Loss and Tax Basis Loss	1,511
Less: Prior Year Return to Provision True-up Adjustment	(137)

Taxable Loss for TRS	$(62)

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

2007
Net Income Available from TRS(2)	$663
Less: Tax Depreciation and Amortization	(472)
Add: Receipts of Prepaid Rent	54
Less: Other	(150)

Taxable Income for TRS	$95

(1)	Net income available from the TRS is comprised of income from the TRS related assets of $1,373,000 less a book loss of $3,451,000 on the transfer of held for sale real estate to continuing operations.
(2)

Net income available from the TRS is comprised of income previously treated as discontinued operations of $1,294,000 (before income provision for income taxes of $247,000) less allocated interest expense of $631,000 from the term loan payable.

The following table summarizes the (benefit) or provision for income taxes of the TRS for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Current	$(30)	$30
Deferred	(217)	217

Total (Benefit) Provision for Income Taxes	$(247)	$247

The following table reconciles the (benefit) provision for U.S. Federal income taxes of the TRS for the years ended December 31, 2008 and 2007 to the amount computed by applying the U.S. Federal Corporate tax rate (in thousands):

	2008	2007
U.S. Federal Income (Benefit) Provision Statutory U.S. Federal Rate for Taxable REIT Subsidiary	$(706)	$225
State Income Tax (Benefit) Provision	(104)	33
Loss (Income) not subject to Federal Tax Benefit/Provision	35	(11)
Adjustment for Permanent Difference	564	—
Tax Benefit from Prior Year Loss Carry Forward	(36)	—

Total Income Tax (Benefit) Provision	$(247)	$247

SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred liabilities of the TRS relate primarily to differences in the book and tax depreciation method of property for U.S. Federal and state income tax purpose.

The following table summarizes the tax effects of temporary differences of the TRS included in the net deferred tax liabilities for the year ended December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007
Net Deferred Tax Liability, resulting primarily from differences in depreciation and amortization in real estate	$—	$(217)

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

In addition, we have incurred income and other taxes (franchise, local and state government and international) related to our continuing operations in the amount of $165,000, $32,000 and $5,000 for California, Georgia, Texas, North Carolina, and United Kingdom impacting our operations during the years ended December 31, 2008, 2007 and 2006, respectively. The United Kingdom taxes real property operating results at a statutory rate of 22%. The United Kingdom taxable loss for the year ended December 31, 2008 resulted in a deferred tax asset of approximately $176,000 for net operating carryforwards. We have provided for a full valuation allowance of ($176,000) on this deferred tax asset because it is not likely that future operating profits in the United Kingdom would be sufficient to absorb the net operating losses.

22. Subsequent Events

From January 1, 2009 through January 29, 2009, we received gross proceeds from our initial public offering of approximately $28,134,422 from the sale of 2,832,723 common shares. In addition, from January 30, 2009 through March 20, 2009, we received gross proceeds from our follow-on public offering of $2,122,235 from the sale of 21,222,350 common shares.

On March 30, 2009, the Duke joint venture entered into a purchase and sale agreement to acquire each of (i) 22535 Colonial Pkwy., located at 22535 Colonial Pkwy., Katy, TX, a suburb of Houston, and (ii) Celebration Office Center III, located at 1390 Celebration Blvd., Kissimmee, FL, a suburb of Orlando. Also on March 30, 2009, the Duke joint venture entered into a contribution agreement to acquire Fairfield Distribution Ctr. IX located 4543-4561 Oak Fair Blvd., Tampa FL.

The Duke joint venture will acquire 22535 Colonial Pkwy. for approximately $14,700,000, Celebration Office Center III for approximately $17,750,000 and Fairfield Distribution Ctr. IX for approximately $9,300,000, exclusive of customary closing costs. We own an 80% interest in the Duke joint venture and, at closing, we will make a cash contribution of approximately $33,500,000 to the Duke joint venture in connection with the three acquisitions, which we expect to fund by using the net proceeds from our current public offering. While we anticipate these acquisitions will close during the third quarter of 2009, these agreements are subject to a number of contingencies and there can be no assurances that these acquisitions will transpire.

Schedule III—Properties and Accumulated Depreciation Through December 31, 2008 (in Thousands)

	Acquisition Costs
Property	Encum- brances Net	Land	Site Improve ments	Building and Improve- ments	Tenant Improve- ments	Total	Improve- ments Sub- sequent to Purchase Date	Total Cost	Accumulated Depreciation and Amortiza- tion
REMEC	$13,250	$11,862	$—	$8,933	$3,217	$24,012	$83	$24,095	$(2,086)
300 Constitution	12,000	5,591	—	13,826	733	20,150	—	20,150	(1,840)
Deerfield Commons I	9,725	2,053	934	7,760	1,363	12,110	704	12,814	(2,046)
Deerfield Commons II	—	2,262	—	—	—	2,262	—	2,262	—
660 North Dorothy	—	1,576	417	3,402	199	5,594	—	5,594	(485)
505 Century	—	950	304	3,684	119	5,057	168	5,225	(488)
631 International	—	923	238	2,912	285	4,358	24	4,382	(418)
602 Central Blvd.	8,026	2,662	236	13,076	—	15,974	—	15,974	(585)
Bolingbrook Point III	9,000	2,422	522	13,433	164	16,541	—	16,541	(532)
Fairforest Bldg 5	10,651	1,788	2,462	12,017	101	16,368	—	16,368	(654)
Fairforest Bldg. 6	3,337	1,181	506	3,754	459	5,900	—	5,900	(250)
Fairforest Bldg. 7	—	660	463	4,503	—	5,626	—	5,626	(195)
HJ Park Bldg. 1	1,131	575	469	2,472	12	3,528	—	3,528	(129)
North Rhett I	4,385	1,289	366	9,627	428	11,710	—	11,710	(431)
North Rhett II	2,337	539	143	5,670	26	6,378	—	6,378	(232)
North Rhett III	1,963	631	209	3,366	18	4,224	—	4,224	(137)
North Rhett IV	10,244	2,432	1,716	12,445	91	16,684	—	16,684	(586)
Jedburg Commerce Park	—	4,029	3,025	20,381	149	27,584	—	27,584	(984)
Mount Holly Bldg.	2,337	1,012	1,050	3,699	18	5,779	—	5,779	(229)
Orangeburg Park Bldg.	2,377	544	641	3,636	93	4,914	—	4,914	(274)
Kings Mt. I	2,030	508	362	3,097	166	4,133	—	4,133	(166)
Kings Mt. II	6,173	773	1,351	10,199	959	13,282	—	13,282	(572)
Kings Mt. III	—	1,182	2,343	22,175	—	25,700	—	25,700	(543)
Union Cross Bldg. I	2,944	852	759	3,905	27	5,543	—	5,543	(204)
Union Cross Bldg. II	9,022	1,658	1,576	12,271	66	15,571	—	15,571	(600)
Lakeside Office Center	9,000	4,327	817	10,496	1,140	16,780	25	16,805	(380)
Thames Valley Five	10,945	5,863	860	11,637	70	18,430	—	18,430	(275)
Enclave on the Lake	18,196	4,056	10,229	20,822	1,197	36,304	—	36,304	(756)
Albion Mills Retail Park	7,250	6,807	161	6,713	—	13,681	—	13,681	(76)
Fairforest Bldg 1	—	335	107	2,509	6	2,957	—	2,957	(18)
Fairforest Bldg 2	—	397	122	4,653	2	5,174	—	5,174	(33)
Fairforest Bldg 3	—	608	231	4,695	14	5,548	—	5,548	(34)
Fairforest Bldg 4	—	661	331	4,566	10	5,568	—	5,568	(36)
Highway 290 Commerce Pk Bldg 1	—	704	219	4,347	8	5,278	—	5,278	(32)
Highway 290 Commerce Pk Bldg 2	—	1,131	363	3,008	25	4,527	—	4,527	(26)
Highway 290 Commerce Pk Bldg 5	—	421	162	800	4	1,387	—	1,387	(9)
Highway 290 Commerce Pk Bldg 6	—	572	176	3,012	—	3,760	3	3,763	(22)
Highway 290 Commerce Pk Bldg 7	—	1,233	510	2,949	1	4,693	—	4,693	(28)
Orchard Business Park 1	—	358	133	879	1	1,371	2	1,373	(8)
Orchard Business Park 2	—	173	62	526	—	761	35	796	(6)
Greenville/Spartanburg Ind. Pk.	—	460	200	2,584	2	3,246	—	3,246	(20)
Community Cash Complex 1	—	867	175	1,622	—	2,664	—	2,664	(37)
Community Cash Complex 2	—	887	136	1,169	3	2,195	18	2,213	—
Community Cash Complex 3	—	205	16	1,190	22	1,433	—	1,433	(9)
Community Cash Complex 4	—	132	15	399	—	546	—	546	—
Community Cash Complex 5	—	138	15	671	—	824	—	824	—
Cherokee Corporate Pk	—	294	514	2,902	4	3,714	—	3,714	(28)
Avion Midrise III & IV	20,838	6,807	1,178	29,989	1,104	39,078	—	39,078	(95)
Maskew Retail Park	—	15,471	996	25,109	—	41,576	—	41,576	(118)

	$177,161	$102,861	$37,820	$347,490	$12,306	$500,477	$1,062	$501,539	$(16,712)

Investments in real estate (in thousands):

	December 31,
	2008	2007	2006
Balance, beginning of the year	$317,038	$74,035	$58,583
Acquisitions	184,214	242,711	15,010
Improvements	287	292	442

Balance, end of the year	$501,539	$317,038	$74,035

Accumulated depreciation related to investments in real estate (in thousands):

	December 31,
	2008	2007	2006
Balance, beginning of year	$(7,233)	$(3,385)	$(1,420)
Additions	(9,479)	(3,848)	(1,965)

Balance, end of the year	$(16,712)	$(7,233)	$(3,385)

The aggregate gross cost of our investments in real estate for U.S. Federal income tax purposes approximated $556,945,000, $357,000,000 and $87,300,000 as of December 31, 2008, 2007 and 2006.

Report of Independent Registered Public Accounting Firm

The Members

Duke/Hulfish, LLC:

We have audited the accompanying consolidated balance sheet of Duke/Hulfish, LLC and subsidiaries (the Company) as of December 31, 2008, and the related consolidated statements of operations, members’ equity, and cash flows for the period from April 29, 2008 (inception) through December 31, 2008. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke/Hulfish, LLC and subsidiaries as of December 31, 2008 and the results of their operations and their cash flows for the period from April 29, 2008 (inception) through December 31, 2008 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Indianapolis, Indiana

March 31, 2009

DUKE/HULFISH, LLC AND SUBSIDIARIES

Consolidated Balance Sheet

December 31, 2008

Assets
Land and land improvements	$52,498,094
Buildings	180,031,798
Tenant improvements	27,964,801
Accumulated depreciation	(2,151,080)

Net investment property	258,343,613

Cash and cash equivalents	3,811,077
Accounts receivable, net of allowance of $0	90,932
Accrued straight line rent	516,726
Loan acquisition costs, net of accumulated amortization of $42,231	1,034,655
Intangible lease asset, net of amortization of $512,502	20,110,825
Prepaid insurance and other assets	2,752,303

$286,660,131

Liabilities and Members' Equity
Promissory notes payable	$150,000,000
Accounts payable	60,365
Accrued real estate taxes	551,990
Accrued interest	461,280
Other accrued expenses	160,924
Prepaid rent	238,448
Other liabilities	1,060,100

Total liabilities	152,533,107
Members’ equity	134,127,024

$286,660,131

See accompanying notes to consolidated financial statements.

DUKE/HULFISH, LLC AND SUBSIDIARIES

Consolidated Statement of Operations

For the period from April 29, 2008 (inception) through December 31, 2008

Revenues:
Rental income	$4,789,154
Straight line rental income	516,726

5,305,880
Operating expenses
Repairs and maintenance	65,298
Other rental expenses	24,383
Insurance	85,499
Property management fees	108,619
Real estate taxes	371,499
Interest expense	1,612,091
Depreciation and amortization	2,663,582

4,930,971

Earnings from rental operations	374,909
General and administrative expenses	99,734

Operating income	275,175
Interest income	821

Net income	$275,996

See accompanying notes to consolidated financial statements.

DUKE/HULFISH, LLC AND SUBSIDIARIES

Consolidated Statement of Members’ Equity

For the period from April 29, 2008 (inception) through December 31, 2008

	CBRE Operating Partnership, L.P.	Duke Realty Limited Partnership	Total
Members' equity—April 29, 2008 (inception)	$—	$—	$—
Capital contributions	107,080,823	279,039,150	386,119,973
Capital distributions	—	(252,268,945)	(252,268,945)
Net income	275,996	—	275,996

Members' equity—December 31, 2008	$107,356,819	$26,770,205	$134,127,024

See accompanying notes to consolidated financial statements.

DUKE/HULFISH, LLC AND SUBSIDIARIES

Consolidated Statement of Cash Flows

For the period from April 29, 2008 (inception) through December 31, 2008

Cash flows from operating activities:
Net income	$275,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,663,582
Amortization of loan acquisition costs	42,231
Accrued straight line rent	(516,726)
Accounts receivable	(90,932)
Prepaid insurance and other assets	(2,752,303)
Accounts payable, accrued expenses and other liabilities	(51,728)
Accrued real estate taxes	(39,463)
Accrued interest	461,280
Prepaid rent	(115,852)

Net cash used in operating activities	(123,915)

Cash flows from financing activities:
Loan acquisition costs	(1,076,886)
Proceeds from promissory notes	150,000,000
Contributions	107,280,823
Distributions	(252,268,945)

Net cash provided by financing activities	3,934,992

Net increase in cash and cash equivalents	3,811,077
Cash and cash equivalents at beginning of period	$—

Cash and cash equivalents at end of period	$3,811,077

Supplemental cash flow disclosure
Cash paid for interest	$1,108,580
Supplemental disclosure of non cash investing activities
Contribution of properties by Duke Realty Limited Partnership	$278,839,150

See accompanying notes to consolidated financial statements.

DUKE/HULFISH, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

(1) The Company

Duke/Hulfish, LLC (Company) was formed on April 29, 2008 (inception) by Duke Realty Limited Partnership (DRLP) and CBRE Operating Partnership, L.P. (CBOP), (collectively, the Members), to own and manage commercial real estate properties. DRLP’s and CBOP’s percentage membership interests in the Company are 20% and 80%, respectively. The term of the Company extends through December 31, 2033 unless the Company is dissolved earlier pursuant to other conditions as defined in the Company’s operating agreement (the “Agreement”).

On May 5, 2008, the Members entered into a Contribution Agreement with the Company whereas DRLP would contribute properties based on an agreed value to the Company in exchange for cash and a 20% membership interest in the Company. CBOP would contribute cash to the Company in exchange for an 80% membership interest in the Company.

On June 12, 2008, DRLP contributed one real estate property with an agreed value of $43,376,814 including prorations. A cash contribution of $34,941,451 was made by CBOP to the Company. A cash distribution of $34,641,451 was made to DRLP in order for CBOP to maintain an 80% interest in the Company.

In August 2008, CBOP and DRLP made working capital contributions of $800,000 and $200,000 to the Company, respectively.

On September 30, 2008, DRLP contributed four real estate properties with a combined agreed value of $138,809,514 including prorations. In connection with the indebtedness of the buildings contributed in the June 12, 2008 and September 30, 2008 contributions discussed in Note 5, in order for CBOP to maintain an 80% interest in the Company, CBOP made a net cash contribution of $32,324,701 to the Company, which was net of a distribution of 80% of the $98,403,637 net financing proceeds received. A cash distribution of $111,047,611 was made to DRLP in order for DRLP to maintain a 20% interest in the Company. In connection with the indebtedness of the buildings contributed in the June 12, 2008 and September 30, 2008 contributions discussed in Note 5, a distribution of $19,680,727, representing 20% of the $98,403,637 net financing proceeds received, was made to DRLP.

On December 10, 2008, DRLP contributed two real estate properties with a combined agreed value of $96,652,822 including prorations. In connection with the indebtedness discussed in Note 5, in order for CBOP to maintain an 80% interest in the Company, CBOP made a net cash contribution of $39,014,671 to the Company, which was net of a distribution of 80% of the $47,767,229 net financing proceeds received. A cash distribution of $77,345,710 was made to DRLP in order for DRLP to maintain a 20% interest in the Company. In connection with the indebtedness discussed in Note 5, a distribution $9,553,446, representing 20% of the $47,767,229 net financing proceeds received, was made to DRLP.

In connection with the contribution of the properties discussed above, the Company incurred third party costs including legal fees of approximately $300,000, which have been capitalized into buildings in the accompanying balance sheet.

At December 31, 2008, the Company’s portfolio consisted of 7 single tenant industrial and office properties located in six markets (Columbus, Indianapolis, Nashville, Jacksonville, Dallas and Phoenix) comprising approximately 5.4 million square feet. The 7 properties were 100% leased as of December 31, 2008.

DUKE/HULFISH, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, DH Franklin, LLC, DH Anson, LLC, DH Jacksonville, LLC, DH Plainfield, LLC, DH Wilmer, LLC, DH Buckeye, LLC, and DH West Jefferson, LLC, All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(b) Real Estate Investments

Rental real property, including land, land improvements, buildings and building improvements, are included in investment property and are generally stated at cost. Buildings and land improvements are depreciated on the straight-line method over their estimated life not to exceed 40 and 15 years, respectively, and tenant improvement costs are depreciated on the straight-line method over the term of the related lease.

Direct and certain indirect costs clearly associated and incremental to the development, construction, leasing or expansion of real estate investments are capitalized as a cost of the property. In addition, all leasing commissions paid to third parties for new leases or lease renewals are capitalized and amortized over the life of the related leases.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), properties held for rental are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis) from a rental property over its anticipated holding period is less than its historical net cost basis. Upon determination that an impairment has occurred, a loss is recorded to reduce the book value of that property to its fair market value. Real properties to be disposed of are reported at the lower of net historical cost basis or the estimated fair market value, less the estimated costs to sell. Once a property is designated as held for disposal, no further depreciation expense is recorded.

(c) Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents.

(d) Valuation of Receivables

The Company reserves the entire receivable balance, including straight-line rent, of any tenant with an amount outstanding over 90 days. Straight-line rent receivables for any tenant with long-term risk, regardless of the status of rent receivables, are reviewed and reserved as necessary.

(e) Deferred Costs

Costs incurred in connection with obtaining financing are amortized to interest expense on the straight-line method, which approximates the interest method, over the term of the related loan. Costs associated with the leasing of real estate investments are amortized over the term of the related lease. Unamortized costs are charged to expense upon the early termination of the lease or upon early payment of the financing.

DUKE/HULFISH, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

(f) Revenues

The timing of revenue recognition under an operating lease is determined based upon ownership of the tenant improvements. If the Company is the owner of the tenant improvements, revenue recognition commences after the improvements are completed and the tenant takes possession or control of the space. In contrast, if the Company determines that the tenant allowances they are funding are lease incentives, then the Company commences revenue recognition when possession or control of the space is turned over to the tenant. Rental income from leases with scheduled rental increases during their terms is recognized on a straight-line basis. The Company includes reimbursements of specified operating expenses in rental revenues.

Revenue is recognized on payments received from tenants for early lease terminations after all necessary criteria have been met in accordance with SFAS No. 13, Accounting for Leases.

(g) Income Taxes

For Federal and state income tax purposes, the Company is treated as a limited liability company and the allocated share of income or loss for the year is included in the income tax returns of the members; accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements.

(h) Fair Value of Financial Instruments

The fair values of the Company’s financial instruments are generally calculated as the present value of estimated future cash flows using a discount rate commensurate with the risks involved. The fair value approximates the carrying value for all financial instruments except for indebtedness which is discussed in Note 5.

(i) Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

(j) New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosure requirements for fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. The Company adheres to SFAS 157 with respect to its financial assets and liabilities, but not with respect to its nonfinancial assets (such as real estate, which is not subject to annual fair value measurements) as those provisions of SFAS 157 have been deferred.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This

DUKE/HULFISH, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The effective date of this statement for the Company is January 1, 2008. The Company did not elect the fair value option provided by SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This statement requires most identifiable assets and liabilities acquired in a business combination to be recorded at “full fair value”. This statement is effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. This statement will be applied to business combinations after the effective date. The Company is currently evaluating the impact of this statement on its results of operations and financial position.

(3) Property Contributions

During 2008, DRLP contributed 7 real estate properties to the Company. The contributions were financed through cash contributions and debt borrowings. The assets contributed were recorded at their agreed upon value at the date of contribution, as summarized below:

Land and land improvements	$52,498,094
Building	180,031,798
Tenant improvements	27,964,801
Intangible lease asset	20,623,327

Total assets acquired	$281,118,020
Liabilities assumed	(2,278,869)

Purchased price, net of assumed liabilities	$278,839,151

Lease related intangible assets are amortized over the remaining life of the related leases which is approximately 10 years. Amortization expense for amortizing intangible assets was $512,502 for the period from April 29, 2008 (inception) through December 31, 2008. Estimated amortization expense for the next five years and thereafter is as follows:

Year
2009	$2,038,632
2010	2,038,632
2011	2,038,632
2012	2,038,632
2013	2,038,632
Thereafter	9,917,665

$20,110,825

The results of operations for the acquired properties have been included in operating income in the accompanying statement of operations since the date of contribution.

DUKE/HULFISH, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

(4) Related Party Transactions

The following summarizes the significant arrangements with entities affiliated with DRLP that provide services to the Company:

•

Management, accounting and other professional services are provided for a fee equal to the greater of (1) 2% of the base rent under each lease or (2) the amount of property management fees recoverable from a tenant as additional rent under its lease, as defined. These fees amounted to $108,619 for the period from April 29, 2008 (inception) through December 31, 2008.

•

Maintenance services are provided for a fee based on established hourly rates, which amounted to $3,142 for the period from April 29, 2008 (inception) through December 31, 2008 and are included in repairs and maintenance in the accompanying statement of operations.

•

An Administration Fee equal to fifteen basis points (0.15%) per annum of the stated value of the properties owned by the Company or its subsidiaries. These fees amounted to $98,548 for the period from April 29, 2008 (inception) through December 31, 2008 and are included in general and administrative expenses in the accompanying statement of operations

A payable of $160,924 for operating expenses and Administration Fees due to DRLP or its affiliates is included in other accrued expenses in the accompanying balance sheet as of December 31, 2008.

(5) Indebtedness

On September 30, 2008, the Company entered into a loan agreement that allowed the Company to borrow up to $150,000,000 with 40/86 Mortgage Capital, Inc. (40/86).

In connection with the four properties contributed on September 30, 2008 and the one property contributed on June 12, 2008, the Company entered into five promissory notes with 40/86 totaling $99,200,000. These promissory notes bear interest at a fixed rate of 5.58% per annum and provide for monthly interest-only payments through October 1, 2013, at which time all remaining unpaid interest and principal are due.

In connection with the two properties contributed on December 10, 2008, the Company entered into two additional promissory notes with 40/86 totaling $50,800,000. These promissory notes bear interest at a fixed rate of 5.58% per annum and provide for monthly interest-only payments through January 1, 2014, at which time all remaining unpaid interest and principal are due.

These promissory notes are secured by the properties contributed.

The Company is in compliance with the terms of the promissory notes at December 31, 2008.

The Company has estimated the fair value of the promissory notes to be approximately $136,000,000 at December 31, 2008. The estimated fair value has been determined by the Company using available market information and a discounted cash flow methodology using an interest rate of 7.875% at December 31, 2008. Considerable judgment is however required in interpreting market data to develop the estimates of fair value. The current market rate the Company utilized was internally estimated; therefore, the Company concluded its determination of the fair value of its fixed rate secured debt was primarily based upon Level 3 inputs (as described in Note 2). The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the liability. The use of different assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

DUKE/HULFISH, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

(6) Leasing Activity

The Company leases its operating properties to tenants under agreements that are classified as operating leases. At December 31, 2008, future minimum receipts from tenants on leases for each of the next five years, and thereafter are as follows:

Year	Amount
2009	$18,535,588
2010	20,258,026
2011	20,392,524
2012	20,530,534
2013	20,916,903
Thereafter	109,794,681

$210,428,256

In addition to minimum rents, certain leases require reimbursements of specified operating expenses, which amounted to $722,632 for the period from April 29, 2008 (inception) through December 31, 2008.

Two tenants occupy 53% of the Company’s 5.4 million square feet in four industrial buildings. These two tenants account for approximately 50% of future minimum receipts.

(7) Members’ Equity

The Company pays distributions to its members in accordance with the appropriate provisions of the Company’s operating agreement (the “Agreement”) dated May 5, 2008. The Agreement provides the Members a first tier return equal to 6.25% per annum of the Members’ Unrecovered Capital, as defined, which shall be paid quarterly to the extent cash is available. CBOP has priority over DRLP for payment of first tier returns. To the extent any first tier return is not paid, it shall accumulate and compound with interest on the unpaid amount at the first tier rate.

If the first tier return is paid, then available cash shall be paid pro rata to the Members until the Members have received a return of their Unrecovered Capital. Once the Members have received a return of their Unrecovered Capital, then the balance is distributed to the Members in accordance with their membership interests (80% to CBOP and 20% to DRLP).

The primary distinction between the Members is the distribution priority and voting rights. CBOP has priority on distributions and has greater voting rights than DRLP. However, all Major Decisions, as defined in the Agreement, require unanimous consent of all members of the Executive Committee.

In addition, the Agreement provides for distributions of Net Capital Transaction Proceeds, as defined. Proceeds from debt financing of $29,234,174 were distributed to DRLP during 2008 and are reflected as a reduction of DRLP’s equity at December 31, 2008.

No operating proceeds were distributed to the Members from the period April 29, 2008 (inception) through December 31, 2008.

As of December 31, 2008 there were $1,894,809 and $473,977, of unpaid and accumulated first tier returns due to CBOP and DRLP, respectively.

DUKE/HULFISH, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

(8) Subsequent Events

On March 30, 2009, the Company entered into a purchase and sale agreement to acquire each of (i) 22535 Colonial Pkwy., located at 22535 Colonial Pkwy., Katy, TX, a suburb of Houston, and (ii) Celebration Office Center III, located at 1390 Celebration Blvd., Kissimmee, FL, a suburb of Orlando. Also on March 30, 2009, the Company entered into a contribution agreement to acquire Fairfield Distribution Ctr. IX located 4543-4561 Oak Fair Blvd., Tampa FL.

The Company will acquire 22535 Colonial Pkwy. for approximately $14,700,000, Celebration Office Center III for approximately $17,750,000 and Fairfield Distribution Ctr. IX for approximately $9,300,000, exclusive of customary closing costs. While the Company anticipates these acquisitions will close during the third quarter of 2009, these agreements are subject to a number of contingencies and there can be no assurances that these acquisitions will transpire.

Schedule III—Properties and Accumulated Depreciation For the Period April 29, 2008 (inception)

through December 31, 2008 (in Thousands)

		Acquisition Costs
	Encum- brances Net	Land	Site Improve ments	Building and Improve- ments	Tenant Improve- ments	Total	Improve- ments Sub- sequent to Purchase Date	Total Cost	Accumulated Depreciation and Amortiza- tion
Buckeye Logistics Center	$20,000	$3,850	$3,575	$25,108	$6,651	$39,184	$—	$39,184	$(844)
201 Sunridge Blvd.	19,400	5,310	2,304	21,136	934	29,684	—	29,684	(194)
12200 President's Court	21,600	6,064	5,985	21,836	776	34,661	—	34,661	(256)
AllPoints at Anson Bldg. 1	17,000	1,381	4,228	20,029	5,618	31,256	—	31,256	(338)
Aspen Corporate Center 500	21,200	2,889	2,876	21,223	7,089	34,077	—	34,077	(358)
125 Enterprise Parkway	26,800	1,893	2,053	36,931	3,008	43,885	—	43,885	(63)
AllPoints Midwest Bldg. 1	24,000	3,370	6,720	33,769	3,889	47,748	—	47,748	(98)

	$150,000	$24,757	$27,741	$180,032	$27,965	$260,495	$—	$260,495	$(2,151)

Investments in real estate (in thousands):

Balance, beginning of the year	$—
Acquisitons	260,495
Improvements	—

Balance, end of the year	$260,495

Accumulated depreciation related to investment in real estate (in thousands):

Balance, beginning of the year	$—
Additions	(2,151)

Balance, end of the year	$(2,151)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB RICHARD ELLIS REALTY TRUST

Date: March 31, 2009	By:	/S/ LAURIE E. ROMANAK
	Name:	Laurie E. Romanak
	Title:	Chief Financial Officer

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and trustees of CB Richard Ellis Realty Trust hereby severally constitute Jack A. Cuneo and Laurie E. Romanak, and each of them singly, our true and lawful attorneys and with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and trustees to enable CB Richard Ellis Realty Trust. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JACK A. CUNEO Jack A. Cuneo	Chairman of the Board, President and Chief Executive Officer, (Principal Executive Officer)	March 31, 2009

/S/ CHARLES E. BLACK Charles E. Black	Trustee	March 31, 2009

/S/ MARTIN A. REID Martin A. Reid	Trustee	March 31, 2009

/S/ JAMES M. ORPHANIDES James M. Orphanides	Trustee	March 31, 2009

/S/ PETER E. DICORPO Peter E. DiCorpo	Trustee	March 31, 2009

/S/ LAURIE E. ROMANAK Laurie E. Romanak	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 31, 2009

EXHIBIT INDEX

Exhibit No.
3.1	Second Amended and Restated Declaration of Trust of CB Richard Ellis Realty Trust (Previously filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-127405) filed September 13, 2006 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of CB Richard Ellis Realty Trust (Previously filed as Exhibit 3.2 to Pre-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-127405) filed September 13, 2006 and incorporated herein by reference).

4.1	Subscription Agreement (Previously filed as Appendix A to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-152653) filed January 23, 2009 and incorporated herein by reference).

10.1	2004 Equity Incentive Plan (Previously filed as Exhibit 10.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-127405) filed October 27, 2005 and incorporated herein by reference).

10.2	2004 Performance Bonus Plan (Previously filed as Exhibit 10.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-127405) filed October 27, 2005 and incorporated herein by reference).

10.3	Second Amended and Restated Advisory Agreement, by and among CB Richard Ellis Realty Trust, CBRE Operating Partnership, L.P., and CBRE Advisors LLC, dated January 30, 2009 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-53200) filed February 5, 2009 and incorporated herein by reference).

10.4	Second Amended and Restated Agreement of Limited Partnership, by and among CB Richard Ellis Realty Trust and the limited partners named therein, dated January 30, 2009 (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K(File No. 000-53200) filed February 5, 2009 and incorporated herein by reference).

10.5	CB Richard Ellis Realty Trust Dividend Reinvestment Plan (Previously filed as Appendix B to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-152653) filed January 23, 2009 and incorporated herein by reference).

10.6	Purchase and Sale Agreement, dated as of August 6, 2004, by and between WS Roscoe, LLC and CBRE Operating Partnership, L.P. (Previously filed as Exhibit 10.6 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.7	Purchase and Sale Agreement, dated as of November 2, 2004, by and between Taunton Industrial Associates LLC and RT Taunton, LLC (Previously filed as Exhibit 10.7 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.8	Purchase and Sale Agreement, dated as of May 10, 2005, by and between Deerfield Commons I LLC and RT Deerfield I, LLC (Previously filed as Exhibit 10.8 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.9	License Agreement, dated as of July 19, 2005, by and among CB Richard Ellis Realty Trust, CB Richard Ellis, Inc. and CB Richard Ellis of California, Inc. (Previously filed as Exhibit 10.9 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-127405) filed October 27, 2005 and incorporated herein by reference).

10.10	Purchase and Sale Agreement, dated May 10, 2005, by and between Deerfield Park LLC and RT Deerfield II, LLC (Previously filed as Exhibit 10.10 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

Exhibit No.
10.11	Promissory Note, dated as of October 25, 2004, made by CBRE Operating Partnership, L.P. to the order of The Northwestern Mutual Life Insurance Company (Previously filed as Exhibit 10.11 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.12	Deed of Trust and Security Agreement, dated as of October 25, 2004, by and between CBRE Operating Partnership, L.P. and The Northwestern Mutual Life Insurance Company (Previously filed as Exhibit 10.12 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.13	Promissory Note, dated as of February 28, 2005, made by RT Taunton, LLC to the order of The Northwestern Mutual Life Insurance Company (Previously filed as Exhibit 10.13 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.14	Mortgage and Security Agreement, dated as of February 28, 2005, by and between RT Taunton, LLC and The Northwestern Mutual Life Insurance Company (Previously filed as Exhibit 10.14 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.15	Promissory Note, dated as of November 29, 2005, made by CBRE Operating Partnership, L.P. to the order of Allianz Life Insurance Company of North America LLC (Previously filed as Exhibit 10.15 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11
(File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.16	Deed to Secure Debt and Security Agreement, dated as of November 29, 2005, by RT Deerfield I, LLC to and in favor of Allianz Life Insurance Company of North America LLC (Previously filed as Exhibit 10.16 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.17	Agreement of Purchase and Sale, dated as of December 15, 2005, by and among Millennium Associates, Ltd., Telecom Commerce Associates, Ltd., Telecom Commerce II, Ltd. and RT Texas Industrial, L.P. (Previously filed as Exhibit 10.17 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-127405) filed June 28, 2006 and incorporated herein by reference).

10.18	Form of Amended and Restated Indemnification Agreement (Previously filed as Exhibit 10.18 to Pre-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-127405) filed September 13, 2006 and incorporated herein by reference).

10.19	Amended and Restated Advisory Agreement by and among CB Richard Ellis Realty Trust, CBRE Operating Partnership, L.P. and the Investment Advisor (Previously filed as Exhibit 10.3 to Pre-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-127405) filed October 16, 2006 and incorporated herein by reference).

10.20	Amended and Restated Agreement of Limited Partnership of CBRE Operating Partnership, L.P. by and among CB Richard Ellis Realty Trust and the limited partners named therein (Previously filed as Exhibit 10.4 to Pre-Effective Amendment No. 6 to the Registration Statement on Form S-11 (File No. 333-127405) filed October 16, 2006 and incorporated herein by reference).

10.21	Agreement between Henderson Global Investors Real Estate (No. 2) L.P. (acting by its general partner Henderson Global Investors Property (No. 2) Limited), as Seller and CBRERT Coventry, Limited (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K
(File No. 333-127405) filed March 29, 2007 and incorporated herein by reference).

10.22	Purchase and Sale Agreement, dated June 22, 2007, by and among CBRE Operating Partnership, L.P. (including certain of its subsidiaries as named in the agreement) and certain affiliates of Johnson Development Associates, Inc. as named in the agreement (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-127405) filed June 28, 2007 and incorporated herein by reference).

Exhibit No.
10.23	Purchase and Sale Agreement, dated June 22, 2007, by and among CBRE Operating Partnership, L.P. and RT Kings Mountain IV, LLC and Kings Mountain North, LLC (an affiliate of Johnson Development Associates, Inc.) (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 333-127405) filed June 28, 2007 and incorporated herein by reference).

10.24	Purchase and Sale Agreement, dated July 3, 2007, by and among CBRE Operating Partnership, L.P. (including certain of its subsidiaries as named in the agreement) and an affiliate of Johnson Development Associates, Inc. as named in the agreement (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-127405) filed July 9, 2007 and incorporated herein by reference).

10.25	Loan Agreement between CBRERT Coventry Limited and The Royal Bank of Scotland plc (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-127405) filed May 3, 2007 and incorporated herein by reference).

10.26	Credit Agreement, dated August 30, 2007, by and among CBRE Operating Partnership, L.P. and CBRERT Carolina TRS, Inc., as borrowers, CB Richard Ellis Realty Trust, Bank of America, N.A. as Administrative Agent, and the other lenders thereto (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-127405) filed September 5, 2007 and incorporated herein by reference).

10.27	Contribution Agreement, dated May 5, 2008, by and among Duke Realty Limited Partnership, Duke/Hulfish, LLC and CBRE Operating Partnership, L.P. (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-53200) filed May 6, 2008 and incorporated herein by reference).

10.28	Amended and Restated Credit Agreement, dated August 8, 2008, by and among CBRE Operating Partnership, L.P., CB Richard Ellis Realty Trust and Bank of America, N.A. (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (file No. 000-53200) filed August 14, 2008, and incorporated herein by reference).

10.29	Duke/Hulfish, LLC Limited Liability Company Agreement, by and among CBRE Operating Partnership, L.P. and Duke Realty Limited Partnership, dated June 12, 2008 (Previously filed as Exhibit 10.3 to Form 10-Q (File No. 000-53200) filed November 14, 2008 and incorporated herein by reference).

10.30	First Amendment to the Contribution Agreement, by and between Duke Realty Limited Partnership, Duke/Hulfish LLC and CBRE Operating Partnership, L.P. dated September 12, 2008 (Previously filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 000-53200) filed November 14, 2008 and incorporated herein by reference).

10.31	Selected Dealer Agreement, by and among, CB Richard Ellis Realty Trust, CNL Securities Corp., CBRE Advisors LLC, CB Richard Ellis Investors, LLC and Ameriprise Financial Services, Inc. dated as of September 26, 2008 (Previously filed as Exhibit 1.1 to the Current Report on Form 8-K (File No. 000-53200) filed September 30, 2008 and incorporated herein by reference).

10.32	Side Letter, between CB Richard Ellis Realty Trust, CB Richard Ellis Investors, LLC and CBRE Advisors LLC dated September 26, 2008 (Previously filed as Exhibit 1.2 to the Current Report on Form 8-K (File No. 000-53200) filed September 30, 2008 and incorporated herein by reference).

10.33	Side Letter, between CB Richard Ellis Realty Trust and CNL Securities Corp. dated September 26, 2008 (Previously filed as Exhibit 1.3 to the Current Report on Form 8-K (File No. 000-53200 and incorporated herein by reference) filed September 30, 2008).

10.34	First Amendment to the Amended and Restated Managing Dealer Agreement, by and among CB Richard Ellis Realty Trust and CNL Securities Corp., dated October 24, 2008 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K(File No. 000-53200) filed October 28, 2008 and incorporated herein by reference).

Exhibit No.
10.35	Managing Dealer Agreement dated January 30, 2009, between CB Richard Ellis Realty Trust, and CNL Securities Corp. (Previously filed as Exhibit 1.1 to the Current Report on Form 8-K(File No. 000-53200) filed February 5, 2009 and incorporated herein by reference).

10.36	Selected Dealer Agreement, by and among, CB Richard Ellis Realty Trust, CNL Securities Corp., CBRE Advisors LLC, CB Richard Ellis Investors, LLC and Ameriprise Financial Services, Inc. dated as of February 12, 2009 (Previously filed as Exhibit 1.1 to the Current Report on Form 8-K(File No. 000-53200) filed February 18, 2009 and incorporated herein by reference).

10.37	Side Letter, between CB Richard Ellis Realty Trust, CB Richard Ellis Investors, LLC and CBRE Advisors LLC dated February 12, 2009 (Previously filed as Exhibit 1.2 to the Current Report on Form 8-K(File No. 000-53200) filed February 18, 2009 and incorporated herein by reference).

10.38	Side Letter between CB Richard Ellis Realty Trust and CNL Securities Corp. dated February 12, 2009 (Previously filed as Exhibit 1.3 to the Current Report on Form 8-K(File No. 000-53200) filed February 18, 2009 and incorporated herein by reference).

21.1	List of Subsidiaries of CB Richard Ellis Realty Trust, filed herewith.

24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1	Form of Sub-Advisory Agreement, by and among CBRE Advisors LLC and CNL Fund Management Company (Previously filed to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-152653) filed January 14, 2009 and incorporated herein by reference).