Form 10-Q
period 2009-03-31
CB RICHARD ELLIS REALTY TRUST
filed 2009-05-15
CIK 1297587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s common shares, $0.01 par value, was 73,427,299 as of May 1, 2009

CB RICHARD ELLIS REALTY TRUST

i

PART I.

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Balance Sheets

as of March 31, 2009 and December 31, 2008 (unaudited)

(In Thousands, Except Share Data)

	March 31, 2009	December 31, 2008
ASSETS
Investments in Real Estate:
Land	$102,362	$102,861
Site Improvements	37,880	37,916
Buildings and Improvements	346,562	347,639
Tenant Improvements	13,142	13,123

	499,946	501,539
Less: Accumulated Depreciation and Amortization	(19,980)	(16,712)

Net Investments in Real Estate	479,966	484,827
Investment in Unconsolidated Entities	128,285	131,703
Cash and Cash Equivalents	76,047	30,330
Restricted Cash	949	1,306
Accounts and Other Receivables, Net of Allowance of $241 and $180, respectively	2,424	3,684
Deferred Rent	2,513	2,317
Acquired Above Market Leases, Net of Accumulated Amortization of $3,278 and $2,585, respectively	10,626	11,319
Acquired In-Place Lease Value, Net of Accumulated Amortization of $17,430 and $15,068, respectively	37,842	40,424
Deferred Financing Costs, Net of Accumulated Amortization of $884 and $736, respectively	2,119	2,270
Lease Commissions, Net of Accumulated Amortization of $139 and $103, respectively	594	552
Other Assets	198	1,188

Total Assets	$741,563	$709,920

LIABILITIES, NON-CONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
LIABILITIES
Notes Payable, Less Discount of $4,256 and $4,443, respectively	$168,691	$169,910
Note Payable at Fair Value	7,746	7,251
Security Deposits	613	568
Accounts Payable and Accrued Expenses	7,946	11,130
Accrued Offering Costs Payable to Related Parties	4,176	4,390
Distributions Payable	10,066	8,989
Acquired Below Market Leases, Net of Accumulated Amortization of $4,444 and $3,732, respectively	15,187	15,924
Property Management Fee Payable to Related Party	109	126
Investment Management Fee Payable to Related Party	495	625
Interest Rate Swaps at Fair Value	1,479	1,336

Total Liabilities	216,508	220,249

COMMITMENTS AND CONTINGENCIES (NOTE 18)

NON-CONTROLLING INTEREST
Operating Partnership Units	2,464	2,464

SHAREHOLDERS’ EQUITY
Common Shares of Beneficial Interest, $0.01 par value, 990,000,000 shares authorized; 70,340,723 and 64,490,068 issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	703	645
Additional Paid-in-Capital	610,335	560,110
Accumulated Deficit	(67,815)	(54,221)
Accumulated Other Comprehensive Loss	(20,632)	(19,327)

Total Shareholders’ Equity	522,591	487,207

Total Liabilities and Shareholders’ Equity	$741,563	$709,920

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

(In Thousands, Except Share Data)

	Three Months Ended March 31,
	2009	2008
REVENUES
Rental	$10,342	$6,971
Tenant Reimbursements	1,946	1,273

Total Revenues	12,288	8,244

EXPENSES
Operating and Maintenance	1,227	530
Property Taxes	1,666	860
Interest	2,807	2,393
General and Administrative	1,043	439
Property Management Fee to Related Party	142	118
Investment Management Fee to Related Party	1,703	681
Depreciation and Amortization	5,722	3,151

Total Expenses	14,310	8,172

OTHER INCOME AND EXPENSES
Interest and Other Income	121	796
Net Settlement Payments on Interest Rate Swaps	(81)	—
Loss on Interest Rate Swaps and Cap	(168)	(13)
Loss on Note Payable at Fair Value	(565)	—

Total Other Income and Expenses	(693)	783

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES AND EQUITY IN LOSS OF UNCONSOLIDATED ENTITIES	(2,715)	855
PROVISION FOR INCOME TAXES	(29)	(171)
EQUITY IN LOSS OF UNCONSOLIDATED ENTITIES	(798)	(96)

NET (LOSS) INCOME	(3,542)	588

Net Loss (Income) Attributable to Non-Controlling Operating Partnership Units	13	(5)

NET (LOSS) INCOME ATTRIBUTABLE TO CB RICHARD ELLIS REALTY TRUST SHAREHOLDERS	$(3,529)	$583

Basic and Diluted Net (Loss) Income Per Share—Attributable to CB Richard Ellis Realty Trust Shareholders	$(0.05)	$0.02

Weighted Average Common Shares Outstanding—Basic and Diluted	67,105,252	34,027,925

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

(In Thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(3,542)	$588
Adjustments to Reconcile Net Loss to Net Cash Flows Provided by Operating Activities:
Equity in Loss of Unconsolidated Entities	798	96
Distribution from Unconsolidated Entities	2,582	—
Loss on Interest Rate Swaps and Cap	168	—
Loss on Note Payable at Fair Value	565	—
Depreciation and Amortization of Building and Improvements	3,291	1,776
Amortization of Deferred Financing Costs	148	94
Amortization of Acquired In-Place Lease Value	2,395	1,361
Amortization of Above and Below Market Leases	(19)	(140)
Amortization of Lease Commissions	36	14
Amortization of Discount on Notes Payable	187	88
Deferred Income Taxes	—	64
Changes in Assets and Liabilities:
Accounts and Other Receivables	1,260	219
Deferred Rent	(196)	(408)
Other Assets	988	124
Accounts Payable and Accrued Expenses	(2,452)	244
Investment and Property Management Fees Payable to Related Party	(148)	(147)

Net Cash Flows Provided by Operating Activities	6,061	3,973

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Real Estate Property	(370)	(73,536)
Investment in Unconsolidated Entities	(435)	—
Distributions from Unconsolidated Entities	80	—
Restricted Cash	357	306
Lease Commissions	(79)	(21)
Improvements to Investments in Real Estate	(20)	(98)

Net Cash Flows Used in Investing Activities	(467)	(73,349)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Common Shares—Public Offering	61	67
Proceeds from Additional Paid-in-Capital—Public Offering	60,395	64,460
Redemption of Common Shares	(2,775)	(127)
Payment of Offering Costs	(7,557)	(5,371)
Payment of Distributions	(8,988)	(4,013)
Distribution to Non-Controlling Interest	(37)	(35)
Principal Payments on Notes Payable	(1,062)	(830)
Deferred Financing Costs	—	(37)
Security Deposits	45	42

Net Cash Flows Provided by Financing Activities	40,082	54,156

EFFECT OF FOREIGN CURRENCY TRANSLATION	41	(2)

Net Increase (Decrease) in Cash and Cash Equivalents	45,717	(15,222)
Cash and Cash Equivalents, Beginning of the Period	30,330	77,554

Cash and Cash Equivalents, End of the Period	$76,047	$62,332

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for Interest	$2,568	$2,192

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distributions Declared and Payable	$10,066	$4,882
Application of Deposit to Purchase Price of the Carolina Portfolio	$—	$551
Accrued Acquisition Costs Related to Real Property	$15	$287
Accrued Acquisition Costs Related to Investment in Unconsolidated Entities Due To Related Party	$10	$—

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Consolidated Statement of Shareholders’ Equity and Non-Controlling Interest

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

(In Thousands, Except Share Data)

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Permanent Shareholders’ Equity	Temporary Equity Non-Controlling Interest – Operating Partnership Units
	Shares	Amount
Balance at January 1, 2009	64,490,068	$645	$560,110	$(54,221)	$(19,327)	$487,207	$2,464
Net Loss	—	—	—	(3,529)	—	(3,529)	(13)
Foreign Currency Translation Loss	—	—	—	—	(1,305)	(1,305)	(5)

Total Comprehensive Loss	—	—	—	(3,529)	(1,305)	(4,834)	(18)

Net Contributions From Public Offering of Common Shares, $0.01 Par Value	6,164,220	61	60,395	—	—	60,456	—
Costs Associated with Public Offering	—	—	(7,343)	—	—	(7,343)	—
Redemption of Common Shares	(313,565)	(3)	(2,772)	—	—	(2,775)	—
Adjustment to Record Non-Controlling Interest at Redemption Value	—	—	(55)	—	—	(55)	55
Distributions	—	—	—	(10,065)	—	(10,065)	(37)

Balance at March 31, 2009	70,340,723	$703	$610,335	$(67,815)	$(20,632)	$522,591	$2,464

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Permanent Shareholders’ Equity	Temporary Equity Non-Controlling Interest – Operating Partnership Units
	Shares	Amount
Balance at January 1, 2008 as Previously Reported	31,076,709	$311	$264,954	$(20,274)	$41	$245,032	$1,495
Adjustment to Record Non-Controlling Interest of Redemption Value		—	(967)	—	(2)	(969)	969

Balance at January 1, 2008	31,076,709	311	263,987	(20,274)	39	244,083	2,464
Net Income	—	—	—	583	—	583	5
Foreign Currency Translation Loss	—	—	—	—	(255)	(255)	(2)

Total Comprehensive Income	—	—	—	583	(255)	328	3

Net Contributions From Public Offering of Common Shares, $0.01 Par Value	6,727,388	67	64,460	—	—	64,527	—
Costs Associated with Public Offering	—	—	(4,736)	—	—	(4,736)	—
Redemption of Common Shares	(15,346)		(127)	—	—	(127)	—
Adjustment to Record Non-Controlling Interest at Redemption Value	—	—	(33)	—	—	(33)	33
Distributions	—	—	—	(4,882)	—	(4,882)	(36)

Balance at March 31, 2008	37,788,751	$378	$323,551	$(24,573)	$(216)	$299,140	$2,464

See accompanying notes to condensed consolidated financial statements

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

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

On July 1, 2004, the Company commenced operations and issued 6,844,313 common shares of beneficial interest in connection with the initial capitalization of the Company. For each common share the Company issued, one limited partnership unit in CBRE OP was issued to the Company in exchange for the cash proceeds from the issuance of the common shares. In addition, CBRE REIT Holdings, LLC (“REIT Holdings”) an affiliate of CBRE Advisors LLC (the “Investment Advisor”), purchased 29,937 limited partnership units in CBRE OP as a limited partner. During October 2004, the Company issued an additional 123,449 common shares of beneficial interest to an unrelated third-party investor. On July 2, 2007, in conjunction with the Carolina Portfolio acquisition, the Company formed a taxable REIT subsidiary, CBRE RT Carolina TRS, Inc., (“Carolina TRS”), to hold certain real estate assets designated by management as held for sale which represent non-qualified REIT assets. On September 30, 2008, the real estate assets held by Carolina TRS were reclassified as held for investment and were transferred to CBRE OP and on March 31, 2009, the Carolina TRS was dissolved.

The registration statement relating to our initial public offering was declared effective by the Securities Exchange Commission (the “SEC”) on October 24, 2006. CNL Securities Corp., a related party, acted as the dealer manager of this offering. The registration statement covered up to $2,000,000,000 in common shares of beneficial interest, 90% of which were offered at a price of $10.00 per share, and 10% of which were offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. During the period October 24, 2006 through January 29, 2009, the Company issued 60,808,967 additional common shares of beneficial interest. We terminated the initial public offering effective as of the close of business on January 29, 2009.

The registration statement relating to our follow-on public offering was declared effective by the SEC on January 30, 2009. CNL Securities Corp. is the dealer manager of this offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through March 31, 2009, the Company received gross offering proceeds of approximately $33,314,960 from the sale of 3,331,496 common shares of beneficial interest.

The Company operates in an umbrella partnership REIT structure in which its majority-owned subsidiary, CBRE OP, owns, directly or indirectly, substantially all of the properties acquired on behalf of the Company. The Company, as the sole general partner of CBRE OP, owns approximately 99.65% of the common partnership units therein. REIT Holdings, an affiliate of the Investment Advisor, holds the remaining non-controlling interest through 246,361 limited partnership units representing approximately a 0.35% ownership interest in the total

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

limited partnership units. In exchange for services provided to the Company relating to its formation and future services, REIT Holdings also owns a Class B limited partnership interest (“Class B interest”). The Investment Advisor is affiliated with the Company in that the two entities have common officers and trustees, some of whom also own equity interests in the Investment Advisor and the Company. All business activities of the Company are managed by the Investment Advisor.

Unless the context otherwise requires or indicates, references to “CBRE REIT,” “we,” “the Company” “our,” and “us” refer to the activities of and the assets and liabilities of the business and operations of CB Richard Ellis Realty Trust and its subsidiaries.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“U.S. GAAP”) and the rules applicable to Form 10-Q and reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Certain information and footnotes required for annual financial statement presentation have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our interim financial statements do not include all of the information and disclosures required under U.S. GAAP for complete financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with our current Annual Report on Form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2008.

Principles of Consolidation

Because we are the sole general partner of CBRE OP and the owner of Carolina TRS and have majority control over their management and major operating decisions, the accounts of CBRE OP and Carolina TRS are consolidated in our financial statements. The interests of REIT Holdings are reflected in non-controlling interest in the accompanying consolidated financial statements. All significant inter-company accounts and transactions are eliminated in consolidation. CB Richard Ellis Investors, LLC (“CBRE Investors”), an affiliate of the Investment Advisor, also owns a non-controlling interest in us through its ownership of 243,229 common shares of beneficial interest at March 31, 2009 and December 31, 2008.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

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

We carry our investments in CBRE Strategic Partners Asia, the Duke joint venture and Afton Ridge on the equity method of accounting because we have the ability to exercise significant influence (but not control) over operating and financial policies of each such entity. We eliminate transactions with such equity method entities to the extent of our ownership in each such entity. Accordingly, our share of net income (loss) of these equity method entities is included in consolidated net income (loss). Under the equity method, impairment losses are recognized upon evidence of other-than-temporary losses of value. We recognized an impairment for our unconsolidated investment in CBRE Strategic Partners Asia in the amount of approximately $867,000 during the three months ended March 31, 2009.

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

Cash Equivalents

We consider short-term investments with maturities of three months or less when purchased to be cash equivalents. As of March 31, 2009 and December 31, 2008, cash equivalents consisted primarily of investments in money market funds.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

Restricted Cash

Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of March 31, 2009 and December 31, 2008, our restricted cash balance was $949,000 and $1,306,000, respectively, which represents amounts set aside as impounds for future property tax payments as required by our agreements with our lenders.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred. As of March 31, 2009 and December 31, 2008, we owned, on a consolidated basis, 52 real estate investments.

There were no acquisitions during the quarter ended March 31, 2009.

Other Assets

Other assets include the following as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Prepaid insurance	$80	$233
Prepaid real estate taxes	76	—
Interest rate cap at fair value	1	1
Other	41	954

Total	$198	$1,188

Concentration of Credit Risk

Our properties are located throughout the United States and in the United Kingdom. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, and social factors affecting the communities in which the tenants operate. Our credit risk relates primarily to cash, restricted cash, and interest rate cap agreements. Cash accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000 through December 31, 2009. Our money market accounts participate in the U.S. Treasury Temporary Guarantee Program which provides a guarantee to participating money market fund shareholders based on the number of shares invested in the fund at September 19, 2008 or the current amount, whichever is less. The program was set to expire on April 30, 2009 but was extended by the U.S. Treasury to now expire on September 18, 2009. We have not experienced any losses to date on its invested cash and restricted cash. The interest rate cap and swap agreements create credit risk. Credit risk arises from the potential failure of counterparties to perform in accordance with the terms of their contracts. Our risk management policies define parameters of acceptable market risk and limit exposure to credit risk. Credit exposure resulting from derivative financial instruments is represented by their fair value amounts, increased by an estimate of potential adverse position exposure arising from changes over time in interest rates, maturities, and other relevant factors. We do not anticipate nonperformance by any of our counterparties.

Non-Controlling Interest

We owned a 99.65%, a 99.62% and a 99.35 % operating partnership unit interest in CBRE OP as of March 31, 2009, December 31, 2008 and March 31, 2008, respectively. The remaining 0.35%, 0.38% and 0.65% operating partnership unit interest as of March 31, 2009, December 31, 2008, March 31, 2008, respectively, was owned by REIT Holdings in the form of 246,361 non-controlling operating partnership units which were exchangeable on a one for one basis for common shares of CBRE REIT, with an estimated aggregate redemption value of $2,464,000, based on the estimated redemption value.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

Impairment of Long-Lived Assets

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Management believes no impairment in the net carrying values of the consolidated investments in real estate has occurred as of March 31, 2009.

Purchase Accounting for Acquisition of Investments in Real Estate

We apply the acquisition method to all acquired real estate investments. The purchase consideration of the real estate is allocated to the acquired tangible assets, consisting primarily of land, building and tenant improvements and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, value of tenant relationships and acquired ground leases, based in each case on their fair values. Loan premiums, in the case of above-market rate loans, or loan discounts, in the case of below-market loans, will be recorded based on the fair value of any loans assumed in connection with acquiring the real estate.

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

In allocating the purchase consideration of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases; and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the remaining non-cancelable term of the lease and, for below-market leases, over a period equal to the initial term plus any below-market fixed rate renewal periods. The capitalized below-market lease values, also referred to as acquired lease obligations, are amortized as an increase to rental income over the initial terms of the respective leases and any below-market fixed rate renewal periods. The capitalized above-market lease values are amortized as a decrease to rental income over the initial terms of the prospective leases.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

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

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable period ended December 31, 2004. To qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains,) adjusted taxable income, as defined in the Code, to our shareholders and satisfy certain other organizational and operating requirements. We generally will not be subject to U.S. federal income taxes if we distribute 100% of our taxable income for each year to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to U.S. federal income taxes and excise taxes on our undistributed taxable income. We believe that we have met all of the REIT distribution and technical requirements for the three months ended March 31, 2009 and the year ended December 31, 2008. Management intends to continue to adhere to these requirements and maintain our REIT qualification.

Revenue Recognition

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $6,785,000 as security for such leases at March 31, 2009 and December 31, 2008.

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

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $241,000 and $180,000 as of March 31, 2009 and December 31, 2008, respectively.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

Offering Costs

Offering costs totaling $7,343,000 and $4,736,000 were incurred during the three months ended March 31, 2009 and 2008, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Offering costs incurred through March 31, 2009 totaled $59,496,000. Of the total amount, $50,498,000 was incurred to CNL Securities Corp., as dealer manager; $3,969,000 was incurred to CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor; $199,000 was incurred to the Investment Advisor for reimbursable marketing costs and $4,830,000 was incurred to other service providers. Each party will be paid the amount incurred from proceeds of the public offering. As of March 31, 2009 and December 31, 2008, the accrued offering costs payable to related parties included in our consolidated balance sheets were $4,176,000 and $4,390,000, respectively. Offering costs payable to unrelated parties of $382,000 and $132,000 at March 31, 2009 and December 31, 2008, respectively, were included in accounts payable and accrued expenses.

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

The carrying value of our United Kingdom assets and liabilities fluctuate due to changes in the exchange rate between the USD and the GBP. The exchange rate of the USD to the GBP was $1.4329 and $1.4593 at March 31, 2009 and December 31, 2008, respectively.

Class B Interest – Related Party

Effective July 1, 2004, REIT Holdings, an affiliate of the Investment Advisor, was granted a Class B interest in CBRE OP. The Class B interest is an equity instrument issued to non-employees in exchange for services. As modified by the second amended and restated agreement of limited partnership of CBRE OP entered into on January 30, 2009 (the “Second Amended Partnership Agreement”), the holder is entitled to receive distributions made by CBRE OP in an amount equal to 15% of all net sales proceeds on dispositions of properties or other assets (including by liquidation, merger or otherwise) after the other partners including us, have received in the aggregate, cumulative distributions from property income, sales proceeds or other services equal to (i) the total capital contributions made to CBRE OP and (ii) a 7% annual, uncompounded return on such capital contributions. The terms of the termination provision relating to the Class B interest requires its forfeiture in the event the Advisor unilaterally terminates the Investment Advisory Agreement. As a result future changes in the fair value of the Class B interest will be deferred from recognition in the financial statements until a listing of the common shares on a national securities exchange or a change in a control transaction takes place.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

Earnings Per Share Attributable to CB Richard Ellis Realty Trust Shareholders

Basic net income (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding during each period. The computation of diluted net income (loss) further assumes the dilutive effect of stock options, stock warrants and contingently issuable shares, if any. In accordance with SFAS No. 128, “Earnings Per Share,” as we have recorded a net loss for the three months ended March 31, 2009, the effect, of stock options, stock warrants and contingently issuable shares, if any, would be anti–dilutive, and accordingly, if there were any of these instruments outstanding, they would be excluded from the earnings per share computation. In addition, no stock options, stock warrants or contingently issuable shares have ever been issued. As a result, there is no difference in basic and diluted shares.

Fair Value of Financial Instruments

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), on a prospective basis, as amended by FASB Staff Position SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. SFAS 157 applies prospectively to all other accounting pronouncements that require or permit fair value measurements. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. In addition, we adopted FASB Staff Position 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 to financial instruments in an inactive market. The adoption of SFAS 157 and FSP FAS 157-1, 157-2 and 157-3 did not have a material impact on our consolidated financial statements since we generally do not record our financial assets and liabilities in our consolidated financial statements at fair value.

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

The fair value of our financial assets and liabilities are disclosed in Note 16 to our consolidated financial statements. We generally determine or calculate the fair value of financial instruments using appropriate present value or other valuation techniques, such as discounted cash flow analyses, incorporating available market discount rate information for similar types of instruments and our estimates for non-performance and liquidity risk. These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow.

The financial assets and liabilities recorded at fair value in our consolidated financial statements are the two interest rate swaps, one interest rate cap, and one mortgage note payable that is economically hedged by one of the interest rate swaps.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

The remaining financial assets and liabilities which are only disclosed at fair value are comprised of all other notes payable, the unsecured line of credit and other debt instruments.

We determined the fair value of our secured payable and other debt instruments by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market discount rate by obtaining period-end treasury rates for fixed-rate debt, or LIBOR rates for variable-rate debt, for maturities that correspond to the maturities of our debt and then adding an appropriate credit spread derived from information obtained from third-party financial institutions. These credit spreads take into account factors such as our credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratios of the debt.

The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to their short-term maturities.

We adopted SFAS 157 for our non-financial assets and non-financial liabilities on January 1, 2009 in accordance with FSP FAS 157-2. The adoption of SFAS 157 to our non-financial assets and liabilities did not have a material impact to our consolidated financial statements. Assets and liabilities typically recorded at fair value on a non-recurring basis to which SFAS 157 is applied on January 1, 2009 include:

•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination;

•	Long-lived assets measured at fair value due to an impairment assessment under SFAS 144; and

•	Asset retirement obligations initially measured under Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”

Pronouncement Affecting the Presentation of Non-controlling (Minority) Interests in the Operating Partnership

Effective January 1, 2009, we adopted the provisions of Statement of Financial Accounting Standards No. 160 “Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that amounts formerly reported as minority interests in our consolidated financial statements be reported as non-controlling interests. In connection with the issuance of SFAS 160, certain revisions were also made to EITF No. Topic D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”). These revisions clarify that non-controlling interests with redemption provisions outside of the control of the issuer and non-controlling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer are subject to evaluation under EITF D-98 to determine the appropriate balance sheet classification and measurement of such instruments.

With respect to the operating partnership units, EITF D-98 requires that non-controlling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer be further evaluated under EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) (paragraphs 12 -32) to determine whether permanent equity or temporary equity classification on the balance sheet is appropriate. Since the operating partnership units contain such a provision, the Company evaluated this guidance and determined that the operating partnership units do not meet the EITF 00-19 requirements to qualify for equity presentation. As a result, upon the adoption of SFAS 160 and the related revisions to EITF D-98, the operating partnership units are presented in the temporary equity section of the consolidated balance sheets and reported at the higher of their proportionate share of the net assets of CBRE OP or fair value, with period to period changes in value reported as an adjustment to shareholder’s equity. Under the terms of Second Amended Partnership Agreement the fair value

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

of the operating partnership units is determined as an amount equal to the redemption value as defined in the Second Amended Partnership Agreement. This balance sheet measurement represents a change to previously reported balance sheet amounts for the operating partnership units since under previous accounting guidance the operating partnership units were reported based on periodic adjustments for their proportionate share of earnings allocations from CBRE OP.

In accordance with the guidance, the presentation and measurement provisions of EITF D-98 were presented retrospectively on our consolidated balance sheets. The effect of the adoption of SFAS 160 and EITF D-98 on our consolidated balance sheets for the periods presented is $1,139,000. The $1,139,000 represents the adjustment required to record the operating partnership units at fair value for these periods. The adoption of SFAS 160 and the related revisions to EITF D-98 had no impact on our consolidated results of operations or cash flows.

	December 31, 2008
	As Previously Reported	SFAS 160 Adjustments	As Adjusted
Balance Sheet (in thousands):
Non-Controlling Interest	$1,325	$1,139	$2,464
Common Stock	645	—	645
Additional Paid-In-Capital	561,331	(1,221)	560,110
Accumulated Deficit	(54,221)	—	(54,221)
Accumulated Other Comprehensive Loss	(19,409)	82	(19,327)

Total Shareholders’ Equity	$488,346	$(1,139)	$487,207

Pronouncement Affecting Operating Property Acquisitions

Effective January 1, 2009, we adopted the provisions Statement of Financial Accounting Standards No. 141(R) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires an acquiring entity to recognize acquired assets and assumed liabilities in a transaction at fair value as of the acquisition date and changes the accounting treatment for certain items, including acquisition costs, which will be required to be expensed as incurred. SFAS 141(R) is required to be applied on a prospective basis.

The adoption of SFAS 141(R) did not have any effect on our consolidated financial statements, results of operations, or cash flows for the three months ended March 31, 2009. We anticipate that the adoption of SFAS 141(R) could have an impact on the cost allocation of future acquisitions and will require us to expense acquisition costs for future property acquisitions. While we believe the impact of the adoption of SFAS 141(R) will not be material to us in the future based on recent historical acquisition activity, the impact will ultimately depend on future property acquisitions.

Recent Accounting Pronouncements to be Adopted in Future Reporting Period

On April 9, 2009, the FASB issued three final Staff Positions (FSPs) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and of impairments of securities. The following FSPs were relevant to us:

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), relates to determining fair values when there is no active market or where the price inputs being used represent distressed

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

sales. It reaffirms what Statement 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP FAS 157-4 will be effective for interim and annual periods ending after June 15, 2009 and will be applied prospectively. We are currently evaluating FSP FAS 157-4 but currently believe that the adoption will not have a material effect on our financial statements.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP 107-1 and APB 28-1 will be effective for interim periods ending after June 15, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 107-1 and APB 28-1 require comparative disclosures only for periods ending subsequent to initial adoption. We believe the adoption of FSP FAS 107-1 and APB 28-1 will not have a material effect on our financial statements.

3. Acquisitions of Real Estate

Property acquisitions are accounted for in accordance with SFAS No. 141(R). The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, site improvements, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above and below-market leases and the value of in-place leases and tenant relationships, if any, based in each case on their respective fair values. Loan premiums, in the case of above-market rate loans, or loan discounts, in the case of below-market loans, will be recorded based on the fair value of any loans assumed in connection with acquiring the real estate. The adoption of SFAS No, 141(R) effective January 1, 2009 will impact our financial statements in so far as we will not be able to capitalize indirect deal costs to our acquisitions.

There were no acquisitions during the three months ended March 31, 2009.

Building Improvements are depreciated over 39 years; Site Improvements are depreciated over 15 and 25 years; Tenant Improvements, Acquired In-Place Lease Value, Above Market Lease Value and Below Market Lease Value are amortized over the remaining lease terms at the time of acquisition.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

4. Transfer of Held for Sale Real Estate to Investments in Real Estate

As of December 31, 2007, we had 18 properties classified as held for sale and during the year ended December 31, 2008 they were transferred to continuing operations. During the period ended September 30, 2008, management determined that greater long-term value could be realized from operating the properties than could be achieved in a sale of the properties in the current market. As a result of the transfer of the previously held for sale real estate to investments in real estate, a loss was recorded during 2008 in the amount of $3,451,000 to measure each of the properties at the lower of its carrying amount adjusted for depreciation and amortization expense that would have been recognized had the asset been continuously classified as held for investment, or its fair value at the date of the decision not to sell. Prior period revenues and expenses from continuing operations increased by the following amount as a result of the reclassification of amounts previously reported as discontinued operations for the three months ended March 31, 2008 (in thousands):

Revenues
Rental	$1,158
Tenant Reimbursements	203

Total Revenues	1,361

Expenses
Operating and Maintenance	47
Property Taxes	229
General and Administrative	31
Property Management Fee to Related Party	54

Total Expenses	361

Provision for Income Taxes in Discontinued Operations	(112)

Amounts Previously Reported as Income from Discontinued Operations	888
Impact of Reclassification on Net Income Attributable to Non-Controlling Operating Partnership Units from Discontinued Operations	(7)

Impact of Reclassification on Net Income Attributable to CB Richard Ellis Realty Trust Shareholders from Discontinued Operations	$881

5. Investments in Unconsolidated Entities

Investments in unconsolidated entities at March 31, 2009 and December 31, 2008 consist of the following (in thousands):

	March 31, 2009	December 31, 2008
CBRE Strategic Partners Asia	$(2,411)	$(1,398)
Duke Joint Venture	108,331	110,366
Afton Ridge	22,365	22,735

	$128,285	$131,703

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

The following is a summary of the investments in unconsolidated entities at March 31, 2009 (in thousands):

Investment Balance, January 1, 2009	$131,703
Contributions	—
REIT Basis Additions	36
Other Comprehensive Income of Unconsolidated Entities	6
Company’s Equity in Net Loss (including adjustments for basis differences)	(798)
Distributions	(2,662)

Investment Balance, March 31, 2009	$128,285

CBRE Strategic Partners Asia

We have agreed to a capital commitment of $20,000,000 in CBRE Strategic Partners Asia, which extends for 24 months (to January 31, 2010) after the close of the final capital commitment. On October 16, 2007, we contributed $200,000 of our capital commitment. CBRE Investors, our sponsor, formed CBRE Strategic Partners Asia to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in Asia, including China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. The initial closing of CBRE Strategic Partners Asia was in October 2007, with additional commitments being accepted through January 2008. CBRE Strategic Partners Asia closed on January 31, 2008, with aggregate capital commitments of $394,200,000. CBRE Strategic Partners Asia has an eight year term, which may be extended for up to two one-year periods with the approval of two-thirds of the limited partners.

As of March 31, 2009, CBRE Strategic Partners Asia, with its parallel fund, CB Richard Ellis Strategic Asia II, L.P., had aggregate investor commitments of approximately $394,200,000 from institutional investors including CBRE Investors. As of March 31, 2009, we owned an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. Our capital commitment is currently being pledged as collateral for borrowings of CBRE Strategic Partners Asia of which our pro-rata portion of such borrowings was approximately $11,679,000 based on our 5.07% ownership interest in CBRE Strategic Partners Asia at March 31, 2009. As of March 31, 2009, CBRE Strategic Partners Asia had acquired ownership interests in ten properties, five in China and five in Japan. Currency translation gains were recognized as Other Comprehensive Income in the amount of $5,000 and $59,000 for the three months ended March 31, 2009 and 2008, respectively.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

Consolidated Balance Sheets of CBRE Strategic Partners Asia as of March 31, 2009 and December 31, 2008 (unaudited) (in thousands):

	March 31, 2009	December 31, 2008
Assets
Real Estate Net	$283,810	$307,189
Other Assets	9,634	12,481

Total Assets	$293,444	$319,670

Liabilities and Equity
Notes Payable	$89,628	$95,606
Loan Payable	230,353	230,016
Other Liabilities	19,871	18,517

Total Liabilities	339,852	344,139

Company’s Deficit	(2,411)	(1,398)
Other Investors’ Deficit	(43,997)	(23,071)

Total Liabilities and Deficit	$293,444	$319,670

Consolidated Statements of Operations of CBRE Strategic Partners Asia for the three months ended March 31, 2009 and 2008 (unaudited) (in thousands):

	Three Months Ended March 31,
	2009	2008
Total Revenues	$294	$426
Total Expenses	20,174	2,720

Net Loss	$(19,880)	$(2,294)

Company’s Equity in Net Loss	$(1,019)	$(96)

Included in our equity in net loss of CBRE Strategic Partners Asia is an impairment of our investment in the amount of $867,000 for the three months ended March 31, 2009.

Duke Joint Venture

On May 5, 2008, we entered into a contribution agreement with Duke Realty Limited Partnership (“Duke”), a subsidiary of Duke Realty Corporation (NYSE: DRE), to form the Duke joint venture to acquire $248,900,500 in industrial real property assets (the “Industrial Portfolio”). The Industrial Portfolio consists of six bulk industrial built-to-suit, fully leased properties. On September 12, 2008, we entered into a first amendment to the contribution agreement to acquire a fully leased office building for $37,111,000 increasing and revising the pricing on the original six properties for a total purchase commitment to $282,400,000. We own an 80% interest and Duke owns a 20% interest in the Duke joint venture.

On June 12, 2008, September 30, 2008 and December 10, 2008, the Duke joint venture acquired fee interests in seven properties pursuant to the contribution agreement. All of the properties acquired are new built-to-suit, 100% leased, single-tenant buildings that had limited or no operating history prior to acquisition. The Duke joint venture obtained financing from 40/86 Mortgage Capital, Inc. for each of the seven properties.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

The financings, totaling $150,000,000, carry an interest rate of 5.58%, a term of five years and are cross-collateralized among the properties. The seven buildings were completed in 2007 and 2008. The Duke joint venture has purchased approximately $282,400,000 of assets, exclusive of acquisition fees and closing costs, to date. As of March 31, 2009, the Duke joint venture holds interests in seven properties, two located in Indiana and one in each of Arizona, Florida, Tennessee, Texas and Ohio.

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

On May 13, 2009, the Duke joint venture acquired each of (i) 22535 Colonial Pkwy., located at 22535 Colonial Pkwy., Katy, TX, a suburb of Houston, (ii) Celebration Office Center III, located at 1390 Celebration Blvd., Celebration, FL, a suburb of Orlando, and (iii) Fairfield Distribution Ctr. IX located 4543-4561 Oak Fair Blvd., Tampa FL. The Duke joint venture acquired 22535 Colonial Pkwy. for approximately $14,700,000, Celebration Office Center III for approximately $17,050,000 and Fairfield Distribution Ctr. IX for approximately $9,300,000, exclusive of customary closing costs. We own an 80% interest in the Duke joint venture and we made cash contributions totaling approximately $32,840,000 to the Duke joint venture in connection with these acquisitions, using the net proceeds from our current public offering. For a detailed description of these properties, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events.”

The following table provides further detailed information concerning the properties held in the Duke joint venture at March 31, 2009:

Property and Market	Property Type	Net Rentable Square Feet	Tenant	Lease Expiration	Approximate Purchase Price (1)	Pro Rata Share of Approximate Purchase Price (2)	Approximate Debt Financing	Acquisition Fee (3)
Buckeye Logistics Center / Phoenix, AZ	Warehouse/ Distribution	604,678	Amazon.com(4)	06/2018	$43,601,000	$34,880,800	$20,000,000	$349,000
201 Sunridge Blvd. / Dallas, TX	Warehouse/ Distribution	822,550	Unilever(5)	09/2018	31,626,000	25,300,800	19,400,000	253,000
12200 President’s Court / Jacksonville, FL	Warehouse/ Distribution	772,210	Unilever(5)	09/2018	36,956,000	29,564,800	21,600,000	296,000
AllPoints at Anson Bldg. 1 / Indianapolis, IN	Warehouse/ Distribution	630,573	Amazon.com(4)	07/2018	33,401,000	26,720,800	17,000,000	267,000
Aspen Corporate Center 500 / Nashville, TN	Office	180,147	Verizon Wireless(6)	10/2018	37,111,000	29,688,800	21,200,000	297,000
125 Enterprise Parkway / Columbus, OH	Warehouse/ Distribution	1,142,400	Kellogg’s	03/2019	47,905,000	38,324,000	26,800,000	383,000
AllPoints Midwest Bldg. 1 / Indianapolis, IN	Warehouse/ Distribution	1,200,420	Prime Distribution	05/2019	51,800,000	41,440,000	24,000,000	414,000

		5,352,978			$282,400,000	$225,920,000	$150,000,000	$2,259,000

(1)	Approximate total purchase price, exclusive of closing costs, paid by the Duke joint venture for each of these properties.
(2)	Pro rata share of approximate purchase price is at our pro rata share of effective ownership for each of these properties, which was funded using net proceeds of our initial public offering.
(3)

Acquisition fees paid to our Investment Advisor are not included in the total acquisition cost for the properties, but are included as additional REIT basis in our investment in unconsolidated entities balance.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

(4)

Our tenants Amazon.com.indc, LLC and Amazon.com.axdc, Inc. are both wholly-owned subsidiaries of Amazon.com. AllPoints at Anson Bldg. 1 and Buckeye Logistics Center are two of Amazon’s largest fulfillment centers in North America.

(5)	Our tenant CONOPCO, Inc. is a wholly-owned subsidiary of Unilever United States, Inc., which is wholly-owned by Unilever N.V. and Unilever PLC, together Unilever.
(6)	Our tenant Cellco Partnership does business as Verizon Wireless.

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

For a period of three years from the date of the operating agreement, the Duke joint venture will have the right of first offer to acquire additional newly developed bulk industrial built-to-suit properties from Duke if such properties satisfy certain specified conditions. We will retain the right to approve the acquisition and purchase price of each such property. The total amount of properties (inclusive of the Industrial Portfolio) that may be contributed to the Duke joint venture over this period may be up to $800,000,000.

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

Consolidated Balance Sheet of the Duke joint venture as of March 31, 2009 (unaudited) (in thousands):

	March 31, 2009	REIT Basis Adjustments (1)	Total
Assets
Real Estate Net	$256,064	$3,067	$259,131
Other Assets	28,996	(60)	28,936

Total Assets	$285,060	$3,007	$288,067

Liabilities and Equity
Notes Payable	$150,000	$—	$150,000
Other Liabilities	3,505	—	3,505

Total Liabilities	153,505	—	153,505

Company’s Equity	105,324	3,007	108,331
Other Investor’s Equity	26,231	—	26,231

Total Liabilities and Equity	$285,060	$3,007	$288,067

(1)

REIT Basis Adjustments include those costs incurred by the Company outside of the Duke joint venture that are directly capitalizable to its investment in real estate assets acquired within the Duke joint venture including acquisition costs paid to our Investment Advisor.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

Consolidated Balance Sheet of the Duke joint venture as of December 31, 2008 (unaudited) (in thousands):

	December 31, 2008	REIT Basis Adjustments (1)	Total
Assets
Real Estate Net	$258,344	$3,037	$261,381
Other Assets	28,316	(28)	28,288

Total Assets	$286,660	$3,009	$289,669

Liabilities and Equity
Notes Payable	$150,000	$—	$150,000
Other Liabilities	2,533	—	2,533

Total Liabilities	152,533	—	152,533

Company’s Equity	107,357	3,009	110,366
Other Investor’s Equity	26,770	—	26,770

Total Liabilities and Equity	$286,660	$3,009	$289,669

(1)

REIT Basis Adjustments include those costs incurred by the Company outside of the Duke joint venture that are directly capitalizable to its investment in real estate assets acquired within the Duke joint venture including acquisition costs paid to our Investment Advisor.

Consolidated Statement of Operations of the Duke joint venture for the three months ended March 31, 2009 (unaudited) (in thousands); there were no activities for the three months ended March 31, 2008:

Three Months Ended March 31, 2009
Total Revenues	$6,211
Operating Expenses	1,161
Interest	2,144
Depreciation and Amortization	2,789

Net Income	$117

Company’s Share in Net Income	$117
Adjustments for Company Basis	(32)

Company’s Equity in Net Income	$85

Afton Ridge

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

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

As of March 31, 2009, $273,000 in rental revenue guarantee payments and $375,000 in leasing commission and tenant reimbursement payments have been received by Afton Ridge and treated as purchase price adjustments in the period when the contingency was resolved on the Afton Ridge standalone financial statements. Our pro-rata share of such purchase price adjustments have been treated as a reduction of our investment in Afton Ridge.

Afton Ridge Shopping Center is a 470,288 square foot regional shopping center, completed in 2006, in which Afton Ridge owns 296,388 rentable square feet that is currently 95% occupied. One of the shopping center’s anchors, a 173,900 square foot SuperTarget, is not owned by us. Additional anchor tenants in Afton Ridge Shopping Center are Best Buy, Marshalls, PetSmart, Dick’s Sporting Goods, Stein Mart and Ashley Furniture. Afton Ridge Shopping Center is the retail component of a 260 acre master planned mixed-use development.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

Consolidated Balance Sheet of Afton Ridge as of March 31, 2009 (unaudited) (in thousands):

	March 31, 2009	REIT Basis Adjustments (1)	Total
Assets
Real Estate Net	$49,168	$646	$49,814
Other Assets	4,870	(11)	4,859

Total Assets	$54,038	$635	$54,673

Liabilities and Equity
Note Payable	$25,500	$—	$25,500
Other Liabilities	4,394	—	4,394

Total Liabilities	29,894	—	29,894

Company’s Equity	21,730	635	22,365
Other Investor’s Equity	2,414	—	2,414

Total Liabilities and Equity	$54,038	$635	$54,673

(1)

REIT Basis Adjustments include those costs incurred by the Company outside of Afton Ridge that are directly capitalizable to its investment in real estate assets acquired within Afton Ridge including acquisition costs paid to our Investment Advisor.

Consolidated Balance Sheet of Afton Ridge as of December 31, 2008 (unaudited) (in thousands):

	December 31, 2008	REIT Basis Adjustments (1)	Total
Assets
Real Estate Net	$49,502	$640	$50,142
Other Assets	4,985	(6)	4,979

Total Assets	$54,487	$634	$55,121

Liabilities and Equity
Note Payable	$25,500	$—	$25,500
Other Liabilities	4,430	—	4,430

Total Liabilities	29,930	—	29,930

Company’s Equity	22,101	634	22,735
Other Investor’s Equity	2,456	—	2,456

Total Liabilities and Equity	$54,487	$634	$55,121

(1)

REIT Basis Adjustments include those costs incurred by the Company outside of Afton Ridge that are directly capitalizable to its investment in real estate assets acquired within Afton Ridge including acquisition costs paid to our Investment Advisor.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

Consolidated Statements of Operations of Afton Ridge for the three months ended March 31, 2009 (unaudited) (in thousands); there were no activities for the three months ended March 31, 2008:

Three Months Ended March 31, 2009
Total Revenues	$1,283
Operating Expenses	301
Interest	376
Depreciation and Amortization	450

Net Income	$156

Company’s Share in Net Income	$141
Adjustments for REIT Basis	(5)

Company’s Equity in Net Income	$136

6. Acquisition Related Intangible Assets

Our acquisition related intangible assets are included in the consolidated balance sheets as acquired in-place lease value, acquired above market lease value and acquired below market lease value.

The following is a schedule of future amortization of acquisition related intangible assets as of March 31, 2009 (in thousands):

	Acquired In-Place Lease Value	Below Market Lease Value	Above Market Lease Value
2009 (Nine months ending December 31, 2009)	$6,564	$2,133	$1,862
2010	7,001	2,670	2,352
2011	6,156	2,618	2,251
2012	4,558	1,877	2,203
2013	3,071	1,097	1,382
2014	1,890	1,002	283
Thereafter	8,602	3,790	293

	$37,842	$15,187	$10,626

The amortization of the above-and below-market lease values included in rental revenue were ($693,000) and $712,000, respectively, for the three months ended March 31, 2009; and ($262,000) and $400,000, respectively, for the three months ended March 31, 2008. The amortization of in-place lease value included in amortization expense was $2,395,000 and $1,361,000 for the three months ended March 31, 2009 and 2008, respectively.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

7. Debt

Notes Payable secured by real property are summarized as follows (in thousands):

	Interest Rate as of			Notes Payable as of
Property	March 31, 2009	December 31, 2008	Maturity Date	March 31, 2009	December 31, 2008
REMEC	4.79%	4.79%	November 1, 2011	$13,250	$13,250
300 Constitution	4.84	4.84	April 1, 2012	12,000	12,000
Deerfield Commons I.(1)	5.23	5.23	December 1, 2015	9,725	9,725
602 Central Blvd.(2)(3)	2.89	6.79	April 27, 2014	7,881	8,026
Bolingbrook Point III	5.26	5.26	January 1, 2015	9,000	9,000
Fairforest Bldg. 5(4)	6.33	6.33	February 1, 2024	10,660	10,767
Fairforest Bldg. 6(4)	5.42	5.42	June 1, 2019	3,449	3,512
HJ Park—Bldg. 1(4)	4.98	4.98	March 1, 2013	1,105	1,167
North Rhett I(4)	5.65	5.65	August 1, 2019	4,489	4,567
North Rhett II(4)	5.20	5.20	October 1, 2020	2,464	2,503
North Rhett III(4)	5.75	5.75	February 1, 2020	2,005	2,038
North Rhett IV(4)	5.80	5.80	February 1, 2025	10,641	10,742
Mt Holly Bldg.(4)	5.20	5.20	October 1, 2020	2,464	2,503
Orangeburg Park Bldg.(4)	5.20	5.20	October 1, 2020	2,506	2,545
Kings Mountain I(4)	5.27	5.27	October 1, 2020	2,132	2,165
Kings Mountain II(4)	5.47	5.47	January 1, 2020	6,388	6,495
Union Cross Bldg. I(4)	5.50	5.50	July 1, 2021	3,068	3,111
Union Cross Bldg. II(4)	5.53	5.53	June 1, 2021	9,382	9,515
Thames Valley Five(3)(5)	6.42	6.42	May 30, 2013	10,747	10,945
Lakeside Office Center(6)	6.03	6.03	September 1, 2015	9,000	9,000
Enclave on the Lake(7)	5.45	5.45	May 1, 2011	18,537	18,623
Albion Mills Retail Park(3)(8)(9)	5.25	5.25	October 10, 2013	8,269	8,360
Avion Midrise III & IV(10)	5.52	5.52	April 1, 2014	22,054	22,154

Notes Payable				181,216	182,713
Less Discount				(4,256)	(4,443)
Less Albion Mills Retail Park Fair Value Adjustment				(523)	(1,109)

Notes Payable Less Discount and Fair Value Adjustment				$176,437	$177,161

(1)	Interest only payments are due monthly for the first 60 months of the loan term. Principal and interest payments are due monthly for the remaining 60 months of the loan term.
(2)

Variable interest rate of 2.89% and 6.79% at March 31, 2009 and December 31, 2008 based on three month GBP based London Inter-Bank Offering Rate (“LIBOR”) plus 0.67%. We maintain a rate cap agreement pursuant to which we will be protected against an increase in the three month LIBOR over 6.25% through May 27, 2010.

(3)	These loans are subject to certain financial covenants (interest coverage and loan to value).
(4)

These notes payable were assumed from the seller of the Carolina Portfolio on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

(5)	We entered into the interest rate swap agreement that fixes the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of March 31, 2009 and expires on May 30, 2013.
(6)	Interest only payments are due monthly for the first 36 months of the loan term. Principal and interest payments are due monthly for the remaining 48 months of the loan term.
(7)	The loan was assumed from the seller of Enclave on the Lake on July 1, 2008 and was recorded at estimated fair value which includes the discount.
(8)	The Albion Mills Retail Park note payable balance is presented at cost basis. This loan is carried on our balance sheet at fair value (see Note 16).
(9)	We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of March 31, 2009 and expires on October 10, 2013.
(10)	The loan was assumed from the seller of Avion Midrise III & IV on November 18, 2008 and was recorded at estimated fair value which includes the discount.

Notes Payable

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. Assumption fees and other loan closing costs totaling $765,500 were capitalized as incurred. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. Principal payments totaling $877,000 were made during the three months ended March 31, 2009. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

On May 30, 2008, we entered into a £7,500,000 ($10,747,000 at March 31, 2009) financing arrangement with the Royal Bank of Scotland plc secured by the Thames Valley Five property. The loan is for a term of five years (with a two year extension option) and bears interest at a variable rate of interest, adjusted quarterly, based on three month GBP-based LIBOR plus 1.01%. In addition, we incurred financing costs of approximately £82,000 ($118,000 at March 31, 2009) associated with obtaining this loan. On August 14, 2008, we entered into the interest rate swap agreement that fixes the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of March 31, 2009 and expires on May 30, 2013. Interest payments only are due quarterly for the term of the loan with principal due at maturity.

On July 1, 2008, in connection with the acquisition of Enclave on the Lake, we assumed an $18,281,000 ($18,790,000 face value less discount of $509,000) loan from NorthMarq Capital, Inc. that bears interest at a fixed rate of 5.45% per annum and matures on May 1, 2011. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $86,000 were made during the three months ended March 31, 2009. In addition, we incurred financing costs totaling $241,000 in conjunction with the assumption of the loan.

On October 10, 2008, we entered into a £5,771,000 ($8,269,000 at March 31, 2009) financing agreement with the Royal Bank of Scotland plc secured by Albion Mills Retail Park property. The loan is for a term of five years and bears interest at a variable rate of interest, adjusted quarterly, based on three month GBP-based LIBOR plus 1.31%. In addition, we incurred financing costs of approximately £83,000 ($121,000 through March 31, 2009) associated with obtaining this loan. On November 25, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of March 31, 2009 and expires on October 10, 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

On November 18, 2008, in connection with the acquisition of Avion Midrise III & IV, we assumed $20,851,000 ($22,186,000 face value less discount of $1,335,000) fixed-rate mortgage loan from Capmark Finance, Inc. that bears interest at a rate of 5.52% per annum and matures on April 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $99,000 were made during the three months ended March 31, 2009. In addition, we incurred financing costs totaling $344,000 in conjunction with the assumption of the loan.

The minimum principal payments due for the notes payable are as follows as of March 31, 2009 (in thousands):

2009 (Nine months ending December 31, 2009)	$3,259
2010	4,567
2011	35,768
2012	16,947
2013	24,015
2014	32,555
Thereafter	64,105

$181,216

Loan Payable

On August 8, 2008, we entered into an amended and restated credit agreement with Bank of America, N.A. (“Bank of America”), which amended the terms of our prior credit agreement with Bank of America, to provide us with a new $45,000,000 unsecured revolving line of credit (the “Revolving Credit Facility”), and to replace our prior Bank of America term loan and revolving credit facility which matured in August 2008. The new Revolving Credit Facility was fully drawn upon at closing, with such proceeds utilized to pay down the full $45,000,000 amount outstanding under our prior Bank of America term loan (as of August 8, 2008, no amount was outstanding under our prior $10,000,000 Bank of America revolving credit facility). The new Revolving Credit Facility matures in August 2010 and bears interest at a floating rate of LIBOR plus 2.00% to 2.75%, based upon our leverage ratio as defined in the credit agreement (at our current leverage ratio, the Revolving Credit Facility bears interest at a floating rate of LIBOR plus 2.00%). An upfront fee of $292,500 was paid to Bank of America, and a fee equal to the actual daily amount by which the aggregate commitments exceed the total outstandings (both as defined in the amended and restated credit agreement) times 0.20% per annum if the total outstandings are equal to or more than 50% of the aggregate commitments, or 0.25% per annum otherwise, is accrued on unfunded balances under the Revolving Credit Facility. The loan contains various financial covenants and restrictions including a fixed charge coverage ratio of at least 1.75 to 1.00, as defined in the amended and restated credit agreement. As of March 31, 2009 and December 31, 2008, there were no amounts outstanding under the Revolving Credit Facility.

Our organizational documents contain a limitation on the amount of indebtedness that we may incur, so that unless our shares are listed on a national securities exchange, our aggregate borrowing may not exceed 300% of our net assets unless any excess borrowing is approved by a majority of our independent trustees and is disclosed to shareholders in our next quarterly report.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

8. Minimum Future Rents Receivable

The following is a schedule of minimum future rentals to be received on non-cancelable operating leases as of March 31, 2009 (in thousands):

2009 (Nine months ending December 31, 2009)	$30,264
2010	35,643
2011	33,606
2012	26,553
2013	19,710
2014	15,683
Thereafter	84,898

$246,357

9. Concentrations

Tenant Revenue Concentrations

For the three months ended March 31, 2009, the tenant in Enclave on the Lake accounted for approximately $1,407,000, or 11%, of total revenues from consolidated properties.

For the three months ended March 31, 2008, the tenant in Jedburg Commerce Park accounted for approximately $788,000, or 10%, of total revenues from consolidated properties.

The leases under which the tenants occupy the properties expire in July 2013 for the tenant in Jedburg Commerce Park and February 2012 for the tenant in Enclave on the Lake.

Geographic Concentrations

As of March 31, 2009, we owned 52 consolidated properties located in eight states (California, Georgia, Illinois, Massachusetts, North Carolina, South Carolina, Texas and Virginia) and in the United Kingdom and as of March 31, 2008, we owned 47 consolidated properties located in seven states (California, Georgia, Illinois, Massachusetts, North Carolina, South Carolina and Texas) and in the United Kingdom.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

Our geographic revenue concentrations from consolidated properties for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
	2009	2008
Domestic
South Carolina	29.48%	48.83%
Texas	20.17	7.53
Virginia	9.03	—
North Carolina	6.80	10.92
California	5.68	8.23
Georgia	5.56	7.93
Massachusetts	4.39	6.06
Illinois	2.85	4.18

Total Domestic	83.96	93.68
International
United Kingdom	16.04	6.32

Total	100.00%	100.00%

Our geographic long-lived asset concentrations from consolidated properties as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Domestic
South Carolina	33.71%	33.66%
Texas	13.36	13.34
North Carolina	12.28	12.22
Virginia	7.80	7.77
California	4.48	4.45
Massachusetts	3.68	3.66
Illinois	3.26	3.24
Georgia	2.92	2.96

Total Domestic	81.49	81.30
International
United Kingdom	18.51	18.70

Total	100.00%	100.00%

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

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

We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, property management fees, property level general and administrative expenses and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our general and administrative expenses. The following table compares the net operating income for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Domestic Industrial Properties
Revenues:
Rental	$4,686	$5,376
Tenant Reimbursements	1,099	871

Total Revenues	5,785	6,247

Property and Related Expenses:
Operating and Maintenance	357	272
General and Administrative	45	32
Property Management Fee to Related Party	93	106
Property Taxes	1,056	710

Total Expenses	1,551	1,120

Net Operating Income	4,234	5,127

Domestic Office Properties
Revenues:
Rental	3,772	1,109
Tenant Reimbursements	761	366

Total Revenues	4,533	1,475

Property and Related Expenses:
Operating and Maintenance	789	227
General and Administrative	59	14
Property Management Fee to Related Party	37	9
Property Taxes	610	150

Total Expenses	1,495	400

Net Operating Income	3,038	1,075

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

	Three Months Ended March 31,
	2009	2008
International Office/Retail Properties
Revenues:
Rental	1,884	486
Tenant Reimbursements	86	36

Total Revenues	1,970	522

Property and Related Expenses:
Operating and Maintenance	81	31
General and Administrative	53	—
Property Management Fee to Related Party	12	3

Total Expenses	146	34

Net Operating Income	1,824	488

Reconciliation to Consolidated Net (Loss) Income
Total Segment Net Operating Income	9,096	6,690
Interest Expense	2,807	2,393
General and Administrative	886	393
Investment Management Fee to Related Party	1,703	681
Depreciation and Amortization	5,722	3,151

	(2,022)	72
Other Income and Expenses
Interest and Other Income	121	796
Net Settlement Payments on Interest Rate Swaps	(81)	—
Loss on Interest Rate Swaps and Cap	(168)	(13)
Loss on Note Payable at Fair Value	(565)	—

(Loss) Income Before Provision for Income Taxes and Equity in Loss of Unconsolidated Entities	(2,715)	855
Provision for Income Taxes	(29)	(171)
Equity in Loss of Unconsolidated Entities	(798)	(96)

Net (Loss) Income	(3,542)	588

Net Loss (Income) Attributable to Non-Controlling Operating Partnership Units	13	(5)

Net (Loss) Income Attributable to CB Richard Ellis Realty Trust Shareholders	$(3,529)	$583

Condensed Assets	March 31, 2009	December 31, 2008
Domestic Industrial Properties	$301,021	$305,743
Domestic Office Properties	140,933	143,073
International Office/Retail Properties	102,751	105,091
Non-Segment Assets	196,858	156,013

Total Assets	$741,563	$709,920

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

	Three Months Ended March 31,
Capital Expenditures	2009	2008
Domestic Industrial Properties	$60	$27,105
Domestic Office Properties	157	18,032
International Office/Retail Properties	190	29,335

Total Capital Expenditures	$407	$74,472

11. Investment Management and Other Fees to Related Parties

Pursuant to the agreement between our company, CBRE OP and the Investment Advisor (the “Advisory Agreement”), the Investment Advisor and its affiliates perform services relating to our ongoing public offering and the management of our assets. Items of compensation and equity participation are as follows:

Offering Costs Relating to Public Offerings

Offering costs totaling $5,139,000 and $4,341,000 were incurred during the three months ended March 31, 2009 and 2008, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Of the total amounts, $5,117,000 and 4,326,000 was incurred to CNL Securities Corp., as Dealer Manager, and certain of its affiliates and $22,000 and 15,000 was incurred to the Investment Advisor for reimbursable marketing during the three months ended March 31, 2009 and 2008, respectively. Each party will be paid the amount incurred from proceeds of the public offering. As of March 31, 2009 and December 31, 2008, the accrued offering costs payable to related parties included in our consolidated balance sheets were $4,176,000 and $4,390,000, respectively.

Investment Management Fee to Related Party

Prior to October 24, 2006, the Investment Advisor received an annual fee equal to 0.75% of the book value of the total assets, as defined in the Advisory Agreement, based on the assets of CBRE OP. The investment management fee was calculated monthly based on the average of total assets, as defined, during such period. On October 24, 2006, the Board of Trustees, including our independent trustees, approved and the Company entered into the Amended and Restated Agreement of Limited Partnership of CBRE OP (the “Amended Partnership Agreement”) and the Amended and Restated Advisory Agreement (the “Amended Advisory Agreement” and, together with the Amended Partnership Agreement, the “Amended Agreements”). The Amended Advisory Agreement provided an investment management fee of (i) a monthly fee equal to one twelfth of 0.6% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments within our portfolio and (ii) a monthly fee equal to 7.0% of the aggregate monthly net operating income derived from all real estate investments within our portfolio. On January 30, 2009, we entered into that certain second amended and restated advisory agreement (the “Second Amended Advisory Agreement”) with CBRE OP and the Investment Advisor. The Second Amended Advisory Agreement modified, among other things, the investment management fee to consist of (a) a monthly fee equal to one twelfth of 0.05% of the aggregate costs (before non-cash reserves and depreciation) of all real estate investment in our portfolio and (b) a monthly fee equal to 5.0% of the aggregate monthly net operating income derived from all real estate investments in our portfolio. All or any portion of the investment management fee not taken as to any fiscal year may be deferred or waived without interest at the option of the Investment Advisor. The Investment Advisor waived investment management fees of $311,000 during the three months ended March 31, 2008.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

The Investment Advisor earned investment management fees of $1,703,000 and $681,000 for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009 and December 31, 2008, the investment management fee payable included in investment management fees payable to related party in our consolidated balance sheets were $495,000 and $625,000, respectively. In connection with services provided to the Investment Advisor, CNL Fund Management Company, the Sub-Advisor and affiliate of the Dealer Manager pursuant to a sub-advisory agreement dated August 21, 2006, was paid by the Investment Advisor $235,000 and $94,000 for the three months ended March 31, 2009 and 2008, respectively.

Acquisition Fee and Expenses to Related Party

The Investment Advisor may earn an acquisition fee of up to 1.5% (which was increased from 1.0% pursuant to the Second Amended Advisory Agreement) of (i) the purchase price of real estate investments acquired by us, including any debt attributable to such investments, or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. The Investment Advisor earned acquisition fees of $0 and $715,000 for the three months ended March 31, 2009 and 2008, respectively. In connection with services provided to the Investment Advisor, the Sub Advisor, pursuant to a sub advisory agreement, was paid by the Investment Advisor acquisition fees of $0 and $134,000 for the three months ended March 31, 2009 and 2008, respectively. No acquisition related expenses were earned by the Investment Advisor during the three months ending March 31, 2009 and 2008. Prior to the adoption of FAS 141(R) on January 1, 2009, these fees and expenses were capitalized to investments in real estate and related intangibles.

Management Services to Related Party

Affiliates of the Investment Advisor may also provide leasing, brokerage, property management, or mortgage banking services for us. CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor, received property management fees of approximately $142,000 and $118,000 the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009 and December 31, 2008, the property management fees payable to related party included in our consolidated balance sheets were $109,000 and $126,000 and, respectively. No brokerage fees were paid to affiliates of the Investment Advisor for the three months ended March 31, 2009 and 2008.

No mortgage banking fees were paid to CBRE Capital Markets, an affiliate of the Investment Advisor, for the three months ended March 31, 2009 and 2008.

Affiliates of the Investment Advisor received leasing fees of $67,000 and $0 for the three months ended March 31, 2009 and 2008.

12. Equity Incentive Plan and Performance Bonus Plan

Equity Incentive Plan

We have adopted a 2004 equity incentive plan. The purpose of the 2004 equity incentive plan is to provide us with the flexibility to use share options and other awards to provide a means of performance-based compensation. Our key employees, directors, trustees, officers, advisors, consultants or other personnel and our subsidiaries or other persons expected to provide significant services or our subsidiaries, including employees of the Investment Advisor, would be eligible to be granted share options, restricted shares, phantom shares, distribution equivalent rights and other share-based awards under the 2004 equity incentive plan. No awards of any kind have been made under this plan during the three months ended March 31, 2009 and 2008, respectively.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

Performance Bonus Plan

We have adopted a 2004 performance bonus plan. Annual bonuses under our 2004 performance bonus plan are awarded by our Compensation Committee to selected key employees, including employees of the Investment Advisor, based on corporate factors or individual factors (or a combination of both). Subject to the provisions of the 2004 performance bonus plan, the Compensation Committee will (i) determine and designate those key employees to whom bonuses are to be granted; (ii) determine, consistently with the 2004 performance bonus plan, the amount of the bonus to be granted to any key employee for any performance period; and (iii) determine, consistently with the 2004 performance bonus plan, the terms and conditions of each bonus. Bonuses may be so awarded by the Compensation Committee prior to the commencement of any performance period, during or after any performance period. No bonus shall exceed 200% of the key employee’s aggregate salary for the year. The Compensation Committee may provide for partial bonus payments at target and other levels. Corporate performance hurdles for bonuses may be adjusted by the Compensation Committee in its discretion to reflect (i) dilution from corporate acquisitions and share offerings, and (ii) changes in applicable accounting rules and standards. The Compensation Committee may determine that bonuses shall be paid in cash or shares or other equity-based grants, or a combination thereof. The Compensation Committee may also provide that any such share grants be made under our 2004 equity incentive plan or any other equity-based plan or program we may establish. The Compensation Committee may provide for programs under which the payment of bonuses may be deferred at the election of the employee. No bonuses were awarded and no bonus related expenses were incurred by us during the three months ended March 31, 2009 and 2008, respectively.

13. Shareholders’ Equity

Under our declaration of trust, we have the authority to issue a total of 1,000,000,000 shares of beneficial interest. Of the total shares authorized, 990,000,000 shares are designated as common shares with a par value of $0.01 per share and 10,000,000 shares are designated as preferred shares.

The registration statement relating to our initial public offering was declared effective by the SEC on October 24, 2006. CNL Securities Corp. acted as the dealer manager of this offering. The registration statement covered up to $2,000,000,000 in common shares of beneficial interest, 90% of which were offered at a price of $10.00 per share, and 10% of which were offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. On October 14, 2008, our Board of Trustees approved an extension of our initial public offering until December 31, 2008. As of December 31, 2008, we had issued 57,976,244 common shares in our initial public offering. We terminated the initial public offering effective as of the close of business on January 29, 2009. As of the termination date, we had issued 60,808,967 common shares our initial public offering.

The registration statement relating to our follow-on public offering was declared effective by the SEC on January 30, 2009. CNL Securities Corp. is the dealer manager of this offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through March 31, 2009, we received gross offering proceeds of approximately $33,314,960 from the sale of 3,331,496 shares. As of March 31, 2009, we had issued 64,140,464 common shares in our public offerings.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

During the three months ended March 31, 2009 and 2008, we repurchased 313,565 common shares and 15,346 common shares, respectively, under our Share Redemption Program for $2,775,000 and $127,000, respectively.

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

The following table reconciles the distributions declared per common share to the distributions paid per common share during the three months ended March 31, 2009 and 2008:

	2009	2008
Distributions declared per common share	$0.150	$0.144
Less: Distributions declared in the current period and paid in the subsequent period	(0.150)	(0.144)
Add: Distributions declared in the prior year and paid in the current year	0.150	0.144

Distributions paid per common share	$0.150	$0.144

Distributions paid to shareholders during the three months ended March 31, 2009 and 2008 totaled $8,988,000 and $4,013,000, respectively.

We issued 385,616 and 162,659 common shares pursuant to our dividend reinvestment plan on March 31, 2009 and 2008, respectively.

15. Derivative Instruments

The following table sets forth the terms of our interest rate swap derivative instruments at March 31, 2009:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate (1)	Maturity Date
Interest Rate Swap	$10,746,000	5.41%	2.05%	May 30, 2013
Interest Rate Swap	$8,269,000	3.94%	2.33%	October 10, 2013

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of swaps.

The following table sets forth the terms of our interest rate swap derivative instruments at December 31, 2008:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate (1)	Maturity Date
Interest Rate Swap	$10,945,000	5.41%	3.91%	May 30, 2013
Interest Rate Swap	$8,338,000	3.94%	6.29%	October 10, 2013

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of swaps.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), we marked our interest rate swap instruments to market of ($1,479,000) on the consolidated balance sheet resulting in a loss on interest rate swaps of ($168,000) for the three months ended March 31, 2009.

There were no comparable interest rate swaps held during the three months ended March 31, 2008.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

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

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical financial instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have classified the Albion Mills Retail Park notes payable as Level 3 as of March 31, 2009 due to the lack of current market activity and our reliance on unobservable inputs to estimate the fair value of the mortgage note payable.

As of March 31, 2009 and December 31, 2008, we held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, an interest rate cap, and interest rate swap derivative contracts. Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less, including money market funds and U.S. Government obligations. Derivative instruments are related to our economic hedging activities with respect to interest rates.

The fair values of the interest rate cap and swap derivative agreements are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rate fell above the strike rate of the interest rate cap agreement, and by discounting the future expected cash payments and receipts on the pay and receive legs of the interest rate swap agreements that swap the estimated variable rate mortgage note payment stream for a fixed rate receive payment stream over the period of the loan. The variable interest rates used in the calculation of projected receipts on the interest rate cap agreement and on the interest rate swap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of SFAS 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements (where appropriate). Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2009 and December 31, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 31, 2009 and December 31, 2008 (in thousands):

	As of March 31, 2009
			Fair Value Measurements Using:
	Carrying Value	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash Equivalents	$57,699	$57,699	$57,699	$—	$—
Interest Rate Cap at Fair Value	$1	$1	$—	$1	$—
Interest Rate Swaps at Fair Value	$(1,479)	$(1,479)	$—	$(1,479)	$—
Note Payable at Fair Value	$(7,746)	$(7,746)	$—	$—	$(7,746)

	As of December 31, 2008
			Fair Value Measurements Using:
	Carrying Value	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash Equivalents	$18,732	$18,732	$18,732	$—	$—
Interest Rate Cap at Fair Value	$1	$1	$—	$1	$—
Interest Rate Swaps at Fair Value	$(1,336)	$(1,336)	$—	$(1,336)	$—
Note Payable at Fair Value	$(7,251)	$(7,251)	$—	$—	$(7,251)

The following table presents our activity for the variable rate note payable measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 for the three months ended March 31, 2009 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Note Payable
Balance at January 1, 2009	$7,251
Total Loss on Fair Value Adjustment	565
Translation Adjustment in Other Comprehensive Income	(70)

Balance at March 31, 2009	$7,746

The Amount of Total Loss for the Period Included in Earnings Attributable to the Change in Unrealized Loss Relating to Note Payable Held at March 31, 2009	$(565)

Gains and losses (realized and unrealized) included in earnings related to the interest rate cap and swaps, as well as for the elected fair value note payable for the three months ended March 31, 2009, are reported as components of “Other Income and Expense” on the consolidated statements of operations.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

Disclosure of Fair Value Financial Instruments

For disclosure purposes only, the following table summarizes our notes payable and their estimated fair value at March 31, 2009 and December 31, 2008 (in thousands):

	Book Value		Fair Value
Financial Instrument	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Notes Payable	$168,691	$169,910	$156,264	$158,552
Note Payable at Fair Value	$7,746	$7,251	$7,746	$7,251

17. Fair Value Option—Note Payable

On January 1, 2008, we adopted FAS 159 which provides an option to elect fair value as an alternative measurement for selected financial assets or liabilities not previously recorded at fair value. We adopted FAS 159 as of January 1, 2008 and elected to apply the fair value option for the first time on a note payable issued in the fourth quarter which bears interest at a variable rate and is currently subject to an economic hedge by an interest rate swap with similar terms and the same notional amount. We have elected to apply the fair value option on the Albion Mills Retail Park variable rate note payable to match the fair value treatment of interest rate swap derivative on the same note payable thereby achieving a reduction in the artificial volatility in net income or loss that occurs when financial assets and liabilities are measured and reported on a different basis in the consolidated financial statements.

We elected the fair value option for the Albion Mills Retail Park note payable on a quarterly basis. Included in loss on notes payable at fair value in the statement of operations for the three months ended March 31, 2009 is ($565,000). In addition, there was a $70,000 translation adjustment included in Other Comprehensive Income.

18. Commitments and Contingencies

We have agreed to a capital commitment of up to $20,000,000 in CBRE Strategic Partners Asia, which extends to January 31, 2010. On October 16, 2007, we funded $200,000 of our capital commitment. CBRE Investors, our sponsor, formed CBRE Strategic Partners Asia, to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. If we and all other currently committed capital investors had funded our entire commitments in CBRE Strategic Partners Asia as of March 31, 2009, we would have owned an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. A majority of our trustees (including a majority of our independent trustees) not otherwise interested in this transaction approved the transaction as being fair, competitive and commercially reasonable. CBRE Strategic Partners Asia is managed by CB Richard Ellis Investors SP Asia II, LLC or the Fund Manager, a subsidiary of CBRE Investors.

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

On May 13, 2009, the Duke joint venture acquired 22535 Colonial Pkwy. for approximately $14,700,000, Celebration Office Center III for approximately $17,050,000 and Fairfield Distribution Ctr. IX for approximately

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

$9,300,000, exclusive of customary closing costs. We own an 80% interest in the Duke joint venture and we made cash contributions totaling approximately $32,840,000 to the Duke joint venture in connection with these acquisitions, using the net proceeds from our current public offering. For a detailed description of these properties, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events.”

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

19. Comprehensive Loss

U.S. GAAP requires that the effect of foreign currency translation adjustments be classified as comprehensive income (loss). The following table sets forth our comprehensive loss for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Net (Loss) Income	$(3,542)	$588
Foreign Currency Translation Loss	(1,310)	(257)

Total Comprehensive (Loss) Income	(4,852)	331
Comprehensive (Loss) Income Attributable to Non-Controlling Interest	18	(3)

Comprehensive (Loss) Income Attributable to CB Richard Ellis Realty Trust Shareholders	$(4,834)	$328

20. Income Taxes

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

We have made taxable REIT subsidiary (“TRS”) elections for all of our held for sale property subsidiaries. The elections, effective for the tax year beginning January 1, 2007 and future years, were made pursuant to section 856(I) of the Internal Revenue Code. Our TRS is subject to corporate level income taxes which are recorded in our consolidated financial statements. On March 31, 2009, the Carolina TRS was dissolved.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended March 31, 2009 and 2008 (unaudited)

The following table summarizes the benefit for income taxes of the TRS for the three months ended March 31, 2008. There is no provision or benefit for income taxes of the TRS for the three months ended March 31, 2009 (in thousands):

Current	$(30)
Deferred	(217)

Total Benefit for Income Taxes	$(247)

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

In addition, we have incurred income and other taxes (franchise, local and state government and international) related to our continuing operations in the amount of $29,000 and $48,000 for California, Georgia, Texas, North Carolina, and United Kingdom impacting our operations during the three months ended March 31, 2009 and 2008, respectively. The United Kingdom taxes real property operating results at a statutory rate of 22%. The United Kingdom taxable loss for the three months ended March 31, 2009 resulted in a deferred tax asset of approximately $325,000 for net operating carryforwards. We have provided for a full valuation allowance of ($325,000) on this deferred tax asset because it is not likely that future operating profits in the United Kingdom would be sufficient to absorb the net operating losses.

21. Subsequent Events

From April 1, 2009 through May 1, 2009, we received gross proceeds from our follow-on public offering of $34,656,510 from the sale of 3,487,338 common shares.

On April 1, 2009, in connection with our investment in the Duke joint venture, we funded a $1,461,250 earnest money deposit in conjunction with the acquisition of three additional properties on May 13, 2009, as described further below.

On May 5, 2009, we contributed $2,536,767 of our CBRE Strategic Partners Asia capital commitment which was funded using net proceeds from our current public offering.

On May 13, 2009, the Duke joint venture acquired each of (i) 22535 Colonial Pkwy., located at 22535 Colonial Pkwy., Katy, TX, a suburb of Houston, (ii) Celebration Office Center III, located at 1390 Celebration Blvd., Celebration, FL, a suburb of Orlando, and (iii) Fairfield Distribution Ctr. IX located 4543-4561 Oak Fair Blvd., Tampa FL. The Duke joint venture acquired 22535 Colonial Pkwy. for approximately $14,700,000, Celebration Office Center III for approximately $17,050,000 and Fairfield Distribution Ctr. IX for approximately $9,300,000, exclusive of customary closing costs. We own an 80% interest in the Duke joint venture and, including the earnest money deposit mentioned above, we made cash contributions totaling approximately $32,840,000 to the Duke joint venture in connection with these acquisitions, using the net proceeds from our current public offering.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Explanatory Note

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, the notes thereto, and the other financial data included in this Form 10-Q and in Item 8 of our Annual Report on Form 10-K.

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

•

other factors discussed under Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2008 and those factors that may be contained in any filing we make with the SEC, including Part II, Item 1A of Form 10-Q.

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

As of March 31, 2009, we owned, on a consolidated basis, 52 office, retail, and industrial (primarily warehouse/distribution) properties located in eight states (California, Georgia, Illinois, Massachusetts, North Carolina, South Carolina, Texas and Virginia) and in the United Kingdom, encompassing approximately 6,771,000 rentable square feet, as well as one undeveloped land parcel in Georgia. In addition, we have ownership interests in three unconsolidated entities that, as of March 31, 2009, owned interests in 18 properties. Excluding those properties owned through our investment in CBRE Strategic Partners Asia, we owned on an unconsolidated basis, eight industrial, office and retail properties located in seven states (Arizona, Florida, Indiana, North Carolina, Ohio, Tennessee and Texas) encompassing approximately 5,649,000 rentable square feet.

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

The registration statement relating to our follow-on public offering was declared effective by the Securities and Exchange Commission (the “SEC”) on January 30, 2009. CNL Securities Corp. is the dealer manager of our offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through March 31, 2009, we received gross offering proceeds of approximately $33,315,960 from the sale of 3,331,496 shares.

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

Since the second half of 2007, U.S. economic activity has progressively weakened due initially to stresses in the residential housing and financial sectors along with sharply rising energy costs. The slowing economic activity worsened into a recession affecting virtually all segments of the economy during 2008 as both consumer and business spending declined. The economic and capital market stresses led during 2008 to a challenging global financial environment that included illiquid credit markets, pervasive loss of investor confidence and significant devaluation of certain financial assets. These conditions also caused increasingly negative job growth throughout 2008, and a deepening economic contraction in the second half of 2008. The currently-challenging economic environment has resulted in declining demand for office, industrial and retail space, increasing tenant bankruptcies, lower average occupancy rates and effective rents, including potentially in our real estate portfolio which may impact our net income, funds from operations and cash flow.

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

The table below provides information relating to our properties, excluding those owned through our investment in CBRE Strategic Partners Asia, as of March 31, 2009. We purchased all of these properties from unaffiliated third parties. These properties are subject to competition from similar properties within their market areas and their economic performance could be affected by changes in local economic conditions. In evaluating these properties for acquisition, we considered a variety of factors including location, functionality and design, price per square foot, the credit worthiness of tenants, length of lease terms, market fundamentals and the in-place rental rates compared to market rates.

As of March 31, 2009, we owned the following properties:

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost (1) (in thousands)
Domestic Consolidated Properties:
REMEC Corporate Campus 1 San Diego, CA	9/15/2004	1983	Office	100.00%	34	100.00%	$6,833
REMEC Corporate Campus 2 San Diego, CA	9/15/2004	1983	Office	100.00%	30	100.00%	6,125
REMEC Corporate Campus 3 San Diego, CA	9/15/2004	1983	Office	100.00%	37	100.00%	7,523
REMEC Corporate Campus 4 San Diego, CA	9/15/2004	1983	Office	100.00%	31	100.00%	6,186
300 Constitution Drive Boston, MA	11/3/2004	1998	Warehouse/Distribution	100.00%	330	100.00%	19,805
Deerfield Commons(2) Atlanta, GA	6/21/2005	2000	Office	100.00%	122	100.00%	21,834
505 Century(3) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	100	72.40%	6,095
631 International(3) Dallas, TX	1/9/2006	1998	Warehouse/Distribution	100.00%	73	100.00%	5,407
660 North Dorothy(3) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	120	100.00%	6,836
Bolingbrook Point III Chicago, IL	8/29/2007	2006	Warehouse/Distribution	100.00%	185	100.00%	18,170
Cherokee Corporate Park(3)(4) Spartanburg, SC	8/30/2007	2000	Warehouse/Distribution	100.00%	60	100.00%	3,775

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost (1) (in thousands)
Community Cash Complex 1(3)(4) Spartanburg, SC	8/30/2007	1960	Warehouse/Distribution	100.00%	205	55.91%	2,690
Community Cash Complex 2(3)(4) Spartanburg, SC	8/30/2007	1978	Warehouse/Distribution	100.00%	145	83.22%	2,225
Community Cash Complex 3(3)(4) Spartanburg, SC	8/30/2007	1981	Warehouse/Distribution	100.00%	116	100.00%	1,701
Community Cash Complex 4(3)(4) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	33	0.00%	547
Community Cash Complex 5(3)(4) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	53	100.00%	824
Fairforest Building 1(3)(4) Spartanburg, SC	8/30/2007	2000	Manufacturing	100.00%	51	100.00%	2,974
Fairforest Building 2(3)(4) Spartanburg, SC	8/30/2007	1999	Manufacturing	100.00%	104	100.00%	5,379
Fairforest Building 3(3)(4) Spartanburg, SC	8/30/2007	2000	Manufacturing	100.00%	100	100.00%	5,760
Fairforest Building 4(3)(4) Spartanburg, SC	8/30/2007	2001	Manufacturing	100.00%	101	100.00%	5,640
Fairforest Building 5 Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	316	100.00%	16,968
Fairforest Building 6(5) Spartanburg, SC	8/30/2007	2005	Manufacturing	100.00%	101	100.00%	7,469
Fairforest Building 7(3) Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	101	49.28%	5,626
Greenville/Spartanburg Industrial Park(3)(4) Spartanburg, SC	8/30/2007	1990	Manufacturing	100.00%	67	100.00%	3,388
Highway 290 Commerce Park Building 1(3)(4) Spartanburg, SC	8/30/2007	1995	Warehouse/Distribution	100.00%	150	33.33%	5,388
Highway 290 Commerce Park Building 5(3)(4) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	30	100.00%	1,420
Highway 290 Commerce Park Building 7(3)(4) Spartanburg, SC	8/30/2007	1994	Warehouse/Distribution	100.00%	88	100.00%	4,889
HJ Park Building 1 Spartanburg, SC	8/30/2007	2003	Manufacturing	100.00%	70	100.00%	4,216
Jedburg Commerce Park(3) Charleston, SC	8/30/2007	2007	Manufacturing	100.00%	513	100.00%	41,991
Kings Mountain I(5) Charlotte, NC	8/30/2007	1998	Warehouse/Distribution	100.00%	100	100.00%	5,497
Kings Mountain II Charlotte, NC	8/30/2007	2002	Warehouse/Distribution	100.00%	302	100.00%	11,311
Mount Holly Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	100.00%	6,208
North Rhett I Charleston, SC	8/30/2007	1973	Warehouse/Distribution	100.00%	285	100.00%	10,302
North Rhett II Charleston, SC	8/30/2007	2001	Warehouse/Distribution	100.00%	102	99.95%	7,073
North Rhett III(5) Charleston, SC	8/30/2007	2002	Warehouse/Distribution	100.00%	80	100.00%	4,812
North Rhett IV Charleston, SC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	100.00%	17,060
Orangeburg Park Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	100.00%	5,474
Orchard Business Park 2(3)(4) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	18	100.00%	761
Union Cross Building I Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	101	100.00%	6,585
Union Cross Building II Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	100.00%	17,216
Highway 290 Commerce Park Building 2(3)(4) Spartanburg, SC	9/24/2007	1995	Warehouse/Distribution	100.00%	100	100.00%	4,626

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost (1) (in thousands)
Highway 290 Commerce Park Building 6(3)(4) Spartanburg, SC	11/1/2007	1996	Warehouse/Distribution	100.00%	105	0.00%	3,760
Orchard Business Park 1(3)(4) Spartanburg, SC	11/1/2007	1994	Warehouse/Distribution	100.00%	33	100.00%	1,378
Lakeside Office Center Dallas, TX	3/5/2008	2006	Office	100.00%	99	100.00%	17,994
Kings Mountain III(3) Charlotte, NC	3/14/2008	2007	Warehouse/Distribution	100.00%	542	0.00%	25,700
Enclave on the Lake Houston, TX	7/1/2008	1999	Office	100.00%	171	100.00%	37,827
Avion Midrise III Washington, DC	11/18/2008	2002	Office	100.00%	71	100.00%	21,104
Avion Midrise IV Washington, DC	11/18/2008	2002	Office	100.00%	72	100.00%	21,105

Total Domestic Consolidated Properties					6,481	84.97%	453,477

International Consolidated Properties:
602 Central Blvd. Coventry, UK	4/27/2007	2001	Office	100.00%	50	100.00%	23,847
Thames Valley Five Reading, UK	3/20/2008	1998	Office	100.00%	40	100.00%	29,572
Albion Mills Retail Park Wakefield, UK	7/11/2008	2000	Retail	100.00%	55	100.00%	22,098
Maskew Retail Park(3) Peterborough, UK	10/23/2008	2007	Retail	100.00%	145	100.00%	53,723

Total International Consolidated Properties					290	100.00%	129,240

Total Consolidated Properties					6,771	85.62%	582,717

Unconsolidated Properties(6):
Buckeye Logistics Center(7) Phoenix, AZ	6/12/2008	2008	Warehouse/Distribution	80.00%	605	100.00%	35,573
Afton Ridge Shopping Center(8) Charlotte, NC	9/18/2008	2007	Retail	90.00%	296	94.59%	45,169
AllPoints at Anson Bldg. 1(7) Indianapolis, IN	9/30/2008	2008	Warehouse/Distribution	80.00%	631	100.00%	27,149
12200 President’s Court(7) Jacksonville, FL	9/30/2008	2008	Warehouse/Distribution	80.00%	772	100.00%	29,995
201 Sunridge Blvd.(7) Dallas, TX	9/30/2008	2008	Warehouse/Distribution	80.00%	823	100.00%	25,697
Aspen Corporate Center 500(7) Nashville, TN	9/30/2008	2008	Office	80.00%	180	100.00%	30,032
125 Enterprise Parkway(7) Columbus, OH	12/10/2008	2008	Warehouse/Distribution	80.00%	1,142	100.00%	38,087
AllPoints Midwest Bldg. 1(7) Indianapolis, IN	12/10/2008	2008	Warehouse/Distribution	80.00%	1,200	100.00%	41,428

Total Unconsolidated Properties(6)					5,649	99.72%	273,130

Total Properties(6)					12,420	92.03%	$855,847

(1)	Approximate total acquisition cost represents the pro rata purchase price inclusive of customary closing costs and acquisition fees/expenses (incurred prior to January 1, 2009).

(2)	Includes undeveloped land zoned for future use.

(3)	This property is unencumbered and not secured by mortgage debt.

(4)	Properties previously held for sale were transferred to continuing operations during the quarter ended September 30, 2008.

(5)	Includes the purchase prices of adjacent land parcels acquired on January 23, 2008.

(6)	Does not include CBRE Strategic Partners Asia properties.

(7)	This property is held through the Duke joint venture.

(8)	This property is held through the Afton Ridge joint venture.

Property Type Concentration

Our property type concentrations as of March 31, 2009 are as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties (1)			Consolidated & Unconsolidated Properties (1)
Property Type	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
Warehouse/Distribution	31	4,707	$230,129	6	5,173	$197,929	37	9,880	$428,058
Office	11	757	199,950	1	180	30,032	12	937	229,982
Retail	2	200	75,821	1	296	45,169	3	496	120,990
Manufacturing	8	1,107	76,817	—	—	—	8	1,107	76,817

Total	52	6,771	$582,717	8	5,649	$273,130	60	12,420	$855,847

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Geographic Concentration

Our geographic concentrations as of March 31, 2009 are as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties (1)			Consolidated & Unconsolidated Properties (1)
	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
Domestic
South Carolina	29	3,645	$184,324	—	—	$—	29	3,645	$184,324
North Carolina	5	1,360	66,309	1	296	45,169	6	1,656	111,478
Texas	5	564	74,159	1	823	25,697	6	1,387	99,856
Indiana	—	—	—	2	1,831	68,577	2	1,831	68,577
Virginia	2	143	42,209	—	—	—	2	143	42,209
Ohio	—	—	—	1	1,142	38,087	1	1,142	38,087
Arizona	—	—	—	1	605	35,573	1	605	35,573
Tennessee	—	—	—	1	180	30,032	1	180	30,032
Florida	—	—	—	1	772	29,995	1	772	29,995
California	4	132	26,667	—	—	—	4	132	26,667
Georgia	1	122	21,834	—	—	—	1	122	21,834
Massachusetts	1	330	19,805	—	—	—	1	330	19,805
Illinois	1	185	18,170	—	—	—	1	185	18,170

Total Domestic	48	6,481	453,477	8	5,649	273,130	56	12,130	726,607
International
United Kingdom	4	290	129,240	—	—	—	4	290	129,240

Total	52	6,771	$582,717	8	5,649	$273,130	60	12,420	$855,847

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Significant Tenants

The following table details our largest tenants as of March 31, 2009 (in thousands):

			Consolidated Properties		Unconsolidated Properties (1)		Consolidated & Unconsolidated Properties (1)
	Tenant	Primary Industry	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
1	Amazon.com, Inc(2)	Internet Retail	—	$—	1,236	$4,321	1,236	$4,321
2	SBM Offshore(3)	Petroleum and Mining	171	4,277	—	—	171	4,277
3	Unilever(4)	Consumer Products	—	—	1,595	3,858	1,595	3,858
4	Prime Distribution Services	Logistics and Distribution	—	—	1,200	2,958	1,200	2,958
5	Kellogg’s	Consumer Product	—	—	1,142	2,817	1,142	2,817
6	American LaFrance	Vehicle Related Manufacturing	513	2,810	—	—	513	2,810
7	B&Q	Home Furnishings/ Home improvement	104	2,464	—	—	104	2,464
8	Regus Business Centers	Executive Office Suites	86	2,418	—	—	86	2,418
9	REMEC	Defense and Aerospace	133	2,376	—	—	133	2,376
10	US General Services Administration	Government	72	2,135	—	—	72	2,135
11	Verizon Wireless(5)	Telecommunications	—	—	180	2,117	180	2,117
12	Lockheed Martin	Defense and Aerospace	72	1,741	—	—	72	1,741
13	Women’s Apparel Group	Internet Retail	330	1,426	—	—	330	1,426
14	CEVA Logistics	Logistics and Distribution	316	1,239	—	—	316	1,239
15	Echostar Satellite	Telecommunications	316	1,200	—	—	316	1,200
16	Trans Hold	Logistics and Distribution	316	1,174	—	—	316	1,174
17	Capita Business Services	Business Services	50	1,127	—	—	50	1,127
18	TIAA	Financial Services	68	928	—	—	68	928
19	Wickes Building Supplies	Home Furnishings/ Home improvement	40	888	—	—	40	888
20	Southeastern Container	Other Manufacturing	301	835	—	—	301	835
21	Intier Automotive	Vehicle Related Manufacturing	151	833	—	—	151	833
22	Compass Group USA	Food Service and Retail	98	762	—	—	98	762
23	Briggs Industries	Home Furnishings/ Home improvement	285	740	—	—	285	740
24	Matalan	Specialty Retail	30	730	—	—	30	730
25	Circor	Other Manufacturing	104	547	—	—	104	547
	All Other (90 tenants)		2,241	10,756	280	3,198	2,521	13,954

			5,797	$41,406	5,633	$19,269	11,430	$60,675

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

Tenant Industries

Our tenants operate across a wide range of industries. The following table details our tenant-industry concentrations as of March 31, 2009 (in thousands):

	Consolidated Properties		Unconsolidated Properties (1)		Consolidated & Unconsolidated Properties (1)
Primary Tenant Industry Category	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
Consumer Products	264	$1,251	2,747	$6,817	3,011	$8,068
Logistics and Distribution	910	3,375	1,200	2,958	2,110	6,333
Internet Retail	330	1,426	1,235	4,321	1,565	5,747
Home Furnishings/Home Improvement	549	4,687	35	391	584	5,078
Vehicle Related Manufacturing	888	4,737	—	—	888	4,737
Petroleum and Mining	171	4,277	—	—	171	4,277
Defense and Aerospace	204	4,118	—	—	204	4,118
Other Manufacturing	1,021	3,589	—	—	1,021	3,589
Telecommunications	317	1,207	180	2,117	497	3,324
Business Services	446	3,073	—	—	446	3,073
Executive Office Suites	86	2,418	—	—	86	2,418
Government	72	2,135	—	—	72	2,135
Specialty Retail	45	1,035	75	712	120	1,747
Financial Services	187	1,668	—	—	187	1,668
Food Service and Retail	108	782	17	345	125	1,127
Apparel Retail	—	—	91	851	91	851
Pharmaceutical and Health Care Related	123	826	—	—	123	826
Other Retail	22	120	49	676	71	796
Professional Services	54	682	4	81	58	763

Totals	5,797	$41,406	5,633	$19,269	11,430	$60,675

(1)

Net Rentable Square Feet for Unconsolidated Properties is at 100%. Annualized Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Tenant Lease Expirations

The following table sets forth a schedule of expiring leases for our consolidated and unconsolidated properties as of March 31, 2009 (in thousands):

	Consolidated Properties		Unconsolidated Properties (1)		Consolidated & Unconsolidated Properties (1)
	Expiring Net Rentable Square Feet	Expiring Base Rent	Expiring Net Rentable Square Feet	Expiring Base Rent	Expiring Net Rentable Square Feet	Expiring Base Rent
2009 (Nine months ending December 31, 2009)	733	$2,827	—	$—	733	$2,827
2010	860	5,629	—	—	860	5,629
2011	196	1,011	—	—	196	1,011
2012	542	9,534	22	365	564	9,899
2013	1,294	8,083	20	414	1,314	8,497
2014	146	774	12	207	158	981
2015	710	3,054	—	—	710	3,054
2016	198	1,206	30	236	228	1,442
2017	200	3,421	119	1,240	319	4,661
2018	—	—	3,088	12,834	3,088	12,834
2019	301	969			2,643	7,257
Thereafter	617	6,714	2,342	6,288	617	6,714

Total	5,797	$43,222	5,633	$21,584	11,430	$64,806

Weighted Average Expiration (years)		6.37		9.73		7.49

(1)

Expiring Net Rentable Square Feet for Unconsolidated Properties is at 100%. Expiring Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Property Portfolio Size

Our portfolio size at the end of each quarter since commencement of our initial public offering through March 31, 2009 is as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties (1)			Consolidated & Unconsolidated Properties (1)
Cumulative Property Portfolio as of:	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
9/30/2006	9	878	$86,644	—	—	$—	9	878	$86,644
12/31/2006	9	878	86,644	—	—	—	9	878	86,644
3/31/2007	9	878	86,644	—	—	—	9	878	86,644
6/30/2007	10	928	110,491	—	—	—	10	928	110,491
9/30/2007	42	5,439	348,456	—	—	—	42	5,439	348,456
12/31/2007	44	5,576	353,594	—	—	—	44	5,576	353,594
3/31/2008	47	6,257	426,856	—	—	—	47	6,257	426,856
6/30/2008	47	6,257	426,856	1	605	35,636	48	6,862	462,492
9/30/2008	49	6,483	486,777	6	3,307	193,773	55	9,790	680,550
12/31/2008	52	6,771	582,682	8	5,649	273,205	60	12,420	855,887
3/31/2009	52	6,771	582,717	8	5,649	273,130	60	12,420	855,847

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

Impairment of Long-Lived Assets

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Management believes no impairment in the net carrying values of the consolidated investments in real estate has occurred as of March 31, 2009. We have recognized an impairment for our unconsolidated investment in CBRE Strategic Partners Asia in the amount of approximately $1,930,000 as of March 31, 2009.

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

Investments in Real Estate

We record investments in real estate at cost and we capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of repairs and maintenance as incurred. We compute depreciation using the straight-line method over the estimated useful lives of our real estate assets, which we expect to be approximately 39 years for buildings and improvements, three to five years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because, if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis throughout the expected useful lives of the related assets. Future economic and other events could negatively impact future evaluations, and future impairment charges may become necessary.

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

Fair Value of Financial Instruments

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), on a prospective basis, as amended by FASB Staff Position SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157 “ (“FSP FAS 157-2”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. SFAS 157 applies prospectively to all other accounting pronouncements that require or permit fair value measurements. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. In addition, we adopted FASB Staff Position 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 to financial instruments in an inactive market. The adoption of SFAS 157 and FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial statements since we generally do not record our financial assets and liabilities in our consolidated financial statements at fair value.

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

Pronouncement Affecting the Presentation of Non-controlling (Minority) Interests in the Operating Partnership

Effective January 1, 2009, we adopted the provisions of Statement of Financial Accounting Standards No. 160 “Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that amounts formerly reported as minority interests in our consolidated financial statements be reported as non-controlling interests. In connection with the issuance of SFAS 160, certain revisions were also made to EITF No. Topic D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”). These revisions clarify that non-controlling interests with redemption provisions outside of the control of the issuer and non-controlling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer are subject to evaluation under EITF D-98 to determine the appropriate balance sheet classification and measurement of such instruments.

With respect to the operating partnership units, EITF D-98 requires that non-controlling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer be further evaluated under EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) (paragraphs 12 -32) to determine whether permanent equity or temporary equity classification on the balance sheet is appropriate. Since the operating partnership units contain such a provision, the Company evaluated this guidance and determined that the operating partnership units do not meet the EITF 00-19 requirements to qualify for equity presentation. As a result, upon the adoption of SFAS 160 and the related revisions to EITF D-98, the operating partnership units are presented in the temporary equity section of the consolidated balance sheets and reported at the higher of their proportionate share of the net assets of CBRE OP or fair value, with period to period changes in value reported as an adjustment to shareholder’s equity. Under the terms of the Second Amended Partnership Agreement the fair value of the operating partnership units is determined as an amount equal to the redemption value as defined in the Second Amended Partnership Agreement. This balance sheet measurement represents a change to previously reported balance sheet amounts for the operating partnership units since under previous accounting guidance the operating partnership units were reported based on periodic adjustments for their proportionate share of earnings allocations from CBRE OP.

In accordance with the guidance, the presentation and measurement provisions of EITF D-98 were presented retrospectively on our consolidated balance sheets. The effect of the adoption of SFAS 160 and EITF D-98 on our consolidated balance sheets for the periods presented is $1,139,000. The $1,139,000 represents the adjustment required to record the operating partnership units at fair value for these periods. The adoption of SFAS 160 and the related revisions to EITF D-98 had no impact to our consolidated statements of operations or statements of cash flows.

	December 31, 2008
	As Previously Reported	SFAS 160 Adjustments	As Adjusted
Balance Sheet (in thousands):
Non-Controlling Interest	$1,325	$1,139	$2,464
Common Stock	645	—	645
Additional Paid-In-Capital	561,331	(1,221)	560,110
Accumulated Deficit	(54,221)	—	(54,221)
Accumulated Other Comprehensive Loss	(19,409)	82	(19,327)

Total Shareholders’ Equity	$488,346	$(1,139)	$487,207

Pronouncement Affecting Operating Property Acquisitions

Effective January 1, 2009, we adopted the provisions Statement of Financial Accounting Standards No. 141(R) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires an acquiring entity to recognize acquired assets and assumed liabilities in a transaction at fair value as of the acquisition date and changes the accounting treatment for certain items, including acquisition costs, which will be required to be expensed as incurred. SFAS 141(R) is required to be applied on a prospective basis.

The adoption of SFAS 141(R) did not have any effect on our consolidated financial statements, results of operations, or cash flows for the three months ended March 31, 2009. We anticipate that the adoption of SFAS 141(R) could have an impact on the cost allocation of future acquisitions and will require us to expense acquisition costs for future property acquisitions. While we believe the impact of the adoption of SFAS 141(R) will not be material to us in the future based on recent historical acquisition activity, the impact will ultimately depend on future property acquisitions.

Recent Accounting Pronouncements to be Adopted in Future Reporting Period

On April 9, 2009, the FASB issued three final Staff Positions (FSPs) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and of impairments of securities. The following FSPs were relevant to us:

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, (“FSP FAS 157-4”) relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what Statement 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP FAS 157-4 will be effective for interim and annual periods ending after June 15, 2009 and will be applied prospectively. We are currently evaluating FSP FAS 157-4 but currently believe that the adoption will not have a material effect on our financial statements.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, (“FSP FAS 107-1 and APB 28-1”) relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP 107-1 and APB 28-1 will be effective for interim periods ending after June 15, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 107-1 and APB 28-1 require comparative disclosures only for periods ending subsequent to initial adoption. We believe the adoption of FSP FAS 107-1 and APB 28-1 will not have a material effect on our financial statements.

Treatment of Management Compensation, Expense Reimbursements

Management of our operations is conducted by our Investment Advisor. Fees related to services provided by our Investment Advisor are accounted for based on the nature of such service and the relevant accounting literature. Fees for services performed that represent our period costs, such as cash payments for investment management fees paid to our Investment Advisor, are expensed as incurred. In addition, an affiliate of the Investment Advisor owns a Class B interest which represents a profits interest in CBRE OP related to these services.

Subject to certain limitations, we are obligated to reimburse the Investment Advisor for the organizational and offering costs incurred on our behalf. This treatment is consistent with Staff Accounting Bulletin, or SAB, Topic 1.B.1, which requires that we include all of the costs associated with our operations and formation in our financial statements. These costs will then be analyzed and segregated between those which are organizational in nature, those which are offering-related salaries and other general and administrative expenses of the Investment

Advisor and its affiliates, and those which qualify as offering expenses in accordance with SAB Topic 5.A. Organizational costs are expensed as incurred in accordance with AICPA Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. Offering-related salaries and other general and administrative costs of the Investment Advisor and its affiliates will be expensed as incurred and third-party offering expenses will be taken as a reduction against the net proceeds of the offering within additional paid-in capital, or APIC, in accordance with SAB Topic 5.A. Offering costs incurred through March 31, 2009 totaling $59,496,000 are recorded as a reduction of additional paid-in-capital in the consolidated statements of shareholders’ equity. Of the total amount, $50,498,000 was incurred to CNL Securities Corp., as dealer manager; $3,969,000 was incurred to CB Richard Ellis, an affiliate of the Investment Advisor, $199,000 was incurred to our Investment Advisor for reimbursable marketing costs and $4,830,000 was incurred to other service providers. As of March 31, 2009 and December 31, 2008, the accrued offering costs payable to related parties included in our consolidated balance sheets were $4,176,000 and $4,390,000, respectively. Offering costs payable to unrelated parties of $382,000 and $132,000 at March 31, 2009 and December 31, 2008, respectively, were included in accounts payable and accrued expenses.

The Investment Advisor earned investment management fees of $1,703,000 and $681,000 for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009 and December 31, 2008, the investment management fee payable included in investment management fees payable to related party in our consolidated balance sheets were $495,000 and $625,000, respectively. In connection with services provided to the Investment Advisor, CNL Fund Management Company, the Sub-Advisor to the Investment Advisor and affiliate of the Dealer Manager pursuant to a sub-advisory agreement dated August 21, 2006, was paid by the Investment Advisor $235,000 and $94,000 for the three months ended March 31, 2009 and 2008, respectively.

The Investment Advisor earned acquisition fees of $0 and $715,000 for the three months ended March 31, 2009 and 2008, respectively. In connection with services provided to the Investment Advisor, the Sub-Advisor, pursuant to a sub advisory agreement, was paid by the Investment Advisor $0 and $134,000 in acquisition fees for the three months ended March 31, 2009 and 2008, respectively. These fees have been capitalized to investments in real estate and related intangibles.

Rental Operations

During the fourth quarter of 2008, management reevaluated the structure of its business and devised a new reportable segment structure. Our reportable segments consist of three types of commercial real estate properties for which our management internally evaluates operating performance and financial results: the Domestic Industrial Properties, Domestic Office Properties and International Office/Retail Properties. All periods presented have been revised to report our segment results under our new reportable segment structure. We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, management fees and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our company-level general and administrative expenses. The following tables compare the net operating income for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Domestic Industrial Properties
Revenues:
Rental	$4,686	$5,376
Tenant Reimbursements	1,099	871

Total Revenues	5,785	6,247

Property and Related Expenses:
Operating and Maintenance	357	272
General and Administrative	45	32
Property Management Fee to Related Party	93	106
Property Taxes	1,056	710

Total Expenses	1,551	1,120

Net Operating Income	4,234	5,127

Domestic Office Properties
Revenues:
Rental	3,772	1,109
Tenant Reimbursements	761	366

Total Revenues	4,533	1,475

Property and Related Expenses:
Operating and Maintenance	789	227
General and Administrative	59	14
Property Management Fee to Related Party	37	9
Property Taxes	610	150

Total Expenses	1,495	400

Net Operating Income	3,038	1,075

International Office/Retail Properties
Revenues:
Rental	1,884	486
Tenant Reimbursements	86	36

Total Revenues	1,970	522

Property and Related Expenses:
Operating and Maintenance	81	31
General and Administrative	53	—
Property Management Fee to Related Party	12	3

Total Expenses	146	34

Net Operating Income	1,824	488

	Three Months Ended March 31,
	2009	2008
Reconciliation to Consolidated Net (Loss) Income
Total Segment Net Operating Income	9,096	6,690
Interest Expense	2,807	2,393
General and Administrative	886	393
Investment Management Fee to Related Party	1,703	681
Depreciation and Amortization	5,722	3,151

	(2,022)	72
Other Income and Expenses
Interest and Other Income	121	796
Net Settlement Payments on Interest Rate Swaps	(81)	—
Loss on Interest Rate Swaps and Cap	(168)	(13)
Loss on Note Payable at Fair Value	(565)	—

(Loss) Income Before Provision for Income Taxes and Equity in Loss of Unconsolidated Entities	(2,715)	855
Provision for Income Taxes	(29)	(171)
Equity in Loss of Unconsolidated Entities	(798)	(96)

Net (Loss) Income	(3,542)	588

Net Loss (Income) Attributable to Non-Controlling Operating Partnership Units	13	(5)

Net (Loss) Income Attributable to CB Richard Ellis Realty Trust Shareholders	$(3,529)	$583

(1)

Total Segment Net Operating Income is a Non-GAAP financial measure which may be useful as a supplemental measure for evaluating the relationship of each reporting segment to the combined total. This measure should not be viewed as an alternative measure of operating performance to our U.S. GAAP presentations provided. Segment “Net Operating Income” is defined as operating revenues (rental income, tenant reimbursements and other property income) less property and related expenses (property expenses, including real estate taxes) before depreciation and amortization expense. The Net Operating Income segment information presented consists of the same Net Operating Income segment information disclosed in Note 10 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Consolidated Results of Operations

Comparison of Three Months Ended March 31, 2009 to Three Months Ended March 31, 2008

Revenues

Rental

Rental revenue increased $3,371,000, or 48%, to $10,342,000 during the three months ended March 31, 2009 compared to $6,971,000 for the three months ended March 31, 2008. The increase was due to the ownership of Lakeside Office Center and Thames Valley Five for the full quarter in 2009 (both properties acquired in March, 2008) and the acquisition of Enclave on the Lake, Albion Mills, Maskew Retail Park and Avion Midrise III & IV subsequent to March 31, 2008.

Tenant Reimbursements

Tenant reimbursements increased $673,000, or 53%, to $1,946,000 for the three months ended March 31, 2009 compared to $1,273,000 for the three months ended March 31, 2008, due to the ownership of Lakeside Office Center and Thames Valley Five for the full quarter in 2009 (both properties acquired in March 2008) and the acquisition of Enclave on the Lake, Albion Mills, Maskew Retail Park and Avion Midrise III & IV subsequent to March 31, 2008.

Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $697,000, or 131%, to $1,227,000 for the three months ended March 31, 2009 compared to $530,000 for the three months ended March 31, 2008. The increase was due to the ownership of Lakeside Office Center and Thames Valley Five for the full quarter in 2009 (both properties acquired in March 2008) and the acquisition of Enclave on the Lake, Albion Mills, Maskew Retail Park and Avion Midrise III & IV subsequent to March 31, 2008.

Property Taxes

Property tax expense increased $806,000, or 94%, to $1,666,000 for the three months ended March 31, 2009 compared to $860,000 for the three months ended March 31, 2008. The increase was due to the ownership of Lakeside Office Center and Thames Valley Five for the full quarter in 2009 (both properties acquired in March 2008) and the acquisition of Enclave on the Lake, Albion Mills, Maskew Retail Park and Avion Midrise III & IV subsequent to March 31, 2008.

Interest

Interest expense increased $414,000, or 17%, to $2,807,000 for the three months ended March 31, 2009 compared to $2,393,000 for the three months ended March 31, 2008 as a result of interest expense associated with Lakeside Office Center, Enclave on the Lake, Avion Midrise III & IV, Thames Valley Five and Albion Mills Retail Park.

General and Administrative

General and administrative expense increased $604,000, or 138%, to $1,043,000 for the three months ended March 31, 2009 compared to $439,000 for the three months ended March 31, 2008. Of the total increase, $315,000 was due to the increase in professional fees; $159,000 was due to the increase in general audit fees and Sarbanes-Oxley assistance fees; $76,000 was due to the increase in general corporate legal expense;. $48,000 was due to increase in shareholder servicing fees and reports production costs and $6,000 was due to the increase in directors’ and officers’ insurance for the three months ended March 31, 2009 as compared to March 31, 2008.

Property Management Fee and Investment Management Fee to Related Party

Property management fee and investment management fee to related party increased $1,046,000, or 131%, to $1,845,000 for three months ended March 31, 2009 compared to $799,000 for the three months ended March 31, 2008. The increase was due to property management and investment management fees to related party earned relative to the management of Lakeside Office Center, Enclave on the Lake, Avion Midrise III & IV, Thames Valley Five, Albion Mills Retail Park, Maskew Retail Park and the investment management fee to related party earned relative to the Duke joint venture and Afton Ridge.

Depreciation and Amortization

Depreciation and amortization expense increased $2,571,000, or 82%, to $5,722,000 for the three months ended March 31, 2009 as compared to $3,151,000 for the three months ended March 31, 2008. The net increase was related to the acquisitions of Lakeside Office Center, Enclave on the Lake, Avion Midrise III & IV, Thames Valley Five, Albion Mills Retail Park and Maskew Retail Park.

Interest and Other Income

Interest and other income decreased $675,000, or 85%, to $121,000 for the three months ended March 31, 2009 compared to $796,000 for the three months ended March 31, 2008. The decrease was due to significantly lower money market interest rates.

Loss on Interest Rate Swaps and Cap

Loss on interest rate swaps and cap increased $155,000 to $168,000 for the three months ended March 31, 2009 compared to $13,000 for the three months ended March 31, 2008. The increase was due to decrease in the fair market value of interest rate cap for 602 Central Blvd. and loss on interest rate swaps for Thames Valley Five and Albion Mills Retail Park.

Loss on Note Payable on Fair Value

During the three months ended March 31, 2009, our loss on the Albion Mills Retail Park note payable at fair market value was $565,000.

Non-Controlling Interest

Non-controlling interest increased $18,000, or 381%, to $13,000 for the three months ended March 31, 2009 compared to ($5,000) for the three months ended March 31, 2008. The increase was due to an increase in the non-controlling interest share of net loss.

Equity in Loss of Unconsolidated Entity

Equity in loss of unconsolidated entity increased $702,000, or 736%, to $798,000 for the three months ended March 31, 2009 compared to $96,000 for the three months ended March 31, 2008. The increase was primarily due to an impairment loss of $867,000 in our CBRE Strategic Partners Asia unconsolidated entity during the three months ended March 31, 2009.

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

In order to avoid corporate-level tax on our net taxable income, we are required to pay distributions to our shareholders equal to our net taxable income. In addition, to qualify as a REIT, we are required to pay distributions to our shareholders equal to at least 90% of our net ordinary taxable income. See “Distribution Policy.” Therefore, once the net proceeds we receive from our public offerings are substantially fully invested, we will need to raise additional capital in order to grow our business and acquire additional real estate investments. We anticipate borrowing funds to obtain additional capital, but there can be no assurance that we will be able to do so on terms acceptable to us, if at all.

Historical Cash Flows

Our net cash provided by operating activities increased by $2,088,000 to $6,061,000 for the three months ended March 31, 2009, compared to $3,973,000 for the three months ended March 31, 2008. The increase was due to operating distributions from the Duke joint venture and Afton Ridge and increased billing collections from both consolidated and unconsolidated properties; offset by lower interest income and the payment of annual property taxes for North Carolina, South Carolina and Texas properties during the three months ended March 31, 2009.

Net cash used in investing activities decreased by $72,882,000 to $467,000 during the three months ended March 31, 2009 as compared to $73,349,000 for the three months ended March 31, 2008. The decrease was due to no acquisitions of real estate properties during the three months ended March 31, 2009 when compared to the same period in 2008. In addition, we received the return of capital of $80,000 from our unconsolidated entity.

Net cash provided by financing activities decreased by $14,074,000 to $40,082,000 for the three months ended March 31, 2009, compared to net cash provided by financing activities of $54,156,000 for the three months ended March 31, 2008. The decrease was due to the increase in distributions to shareholders and non-controlling interest holders of $4,977,000, the decrease in proceeds from public offering of $4,072,000 resulting from the transition period from initial public offering to the follow-on offering, the increase in shareholder redemptions of $2,648,000, increase on offering costs of $2,186,000, increase in principal payments on notes payable of $232,000; offset by the decrease in deferred financing costs and security deposits of $41,000.

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

The following table presents our FFO for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Reconciliation of net (loss) income to funds from operations:
Net (Loss) Income Attributable to CB Richard Ellis Realty Trust Shareholders	$(3,529)	$583
Adjustments:
Non-controlling interest	(13)	5
Net effect of FFO adjustment from unconsolidated entities(1)	3,261	—
Real estate depreciation and amortization	5,722	3,151

FFO	5,441	3,739
Other Adjustments:
Impairment loss in unconsolidated entity	867	—

FFO, as adjusted	$6,308	$3,739

(1)	Represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation)

Financing

Notes Payable

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. Assumption fees and other loan closing costs totaling $765,500 were capitalized as incurred. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. Principal payments totaling $877,000 were made during the three months ended March 31, 2009. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

On May 30, 2008, we entered into a £7,500,000 ($10,747,000 at March 31, 2009) financing arrangement with the Royal Bank of Scotland plc secured by the Thames Valley Five property. The loan is for a term of five years (with a two year extension option) and bears interest at a variable rate of interest, adjusted quarterly, based on three month GBP-based LIBOR plus 1.01%. In addition, we incurred financing costs of approximately £82,000 ($118,000 at March 31, 2009) associated with obtaining this loan. On August 14, 2008, we entered into the interest rate swap agreement that fixes the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of March 31, 2009 and expires on May 30, 2013. Interest payments only are due quarterly for the term of the loan with principal due at maturity.

On July 1, 2008, in connection with the acquisition of Enclave on the Lake, we assumed an $18,281,000 ($18,790,000 face value less discount of $509,000) loan from NorthMarq Capital, Inc. that bears interest at a fixed rate of 5.45% per annum and matures on May 1, 2011. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $86,000 were made during the three months ended March 31, 2009. In addition, we incurred financing costs totaling $241,000 in conjunction with the assumption of the loan.

On October 10, 2008, we entered into a £5,771,000 ($8,269,000 at March 31, 2009) financing agreement with the Royal Bank of Scotland plc secured by Albion Mills Retail Park property. The loan is for a term of five years and bears interest at a variable rate of interest, adjusted quarterly, based on three month GBP-based LIBOR plus 1.31%. In addition, we incurred financing costs of approximately £81,000 ($121,000 at March 31, 2009) associated with obtaining this loan. On November 25, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of March 31, 2009 and expires on October 10, 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On November 18, 2008, in connection with the acquisition of Avion Midrise III & IV, we assumed $20,851,000 ($22,186,000 face value less discount of $1,335,000) fixed-rate mortgage loan from Capmark Finance, Inc. that bears interest at a rate of 5.52% per annum and matures on April 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payment totaling $99,000 was made during the three months ended March 31, 2009. In addition, we incurred financing costs totaling $344,000 in conjunction with the assumption of the loan.

Loan Payable

On August 8, 2008, we entered into an amended and restated credit agreement with Bank of America, N.A. (“Bank of America”), which amended the terms of our prior credit agreement with Bank of America, to provide us with a new $45,000,000 unsecured revolving line of credit (the “Revolving Credit Facility”), and to replace our prior Bank of America term loan and revolving credit facility which matured in August 2008. The new Revolving Credit Facility was fully drawn upon at closing, with such proceeds utilized to pay down the full $45,000,000 amount outstanding under our prior Bank of America term loan (as of August 8, 2008, no amount was outstanding under our prior $10,000,000 Bank of America revolving credit facility). The new Revolving Credit Facility matures in August 2010 and bears interest at a floating rate of LIBOR plus 2.00% to 2.75%, based upon our leverage ratio as defined in the credit agreement (at our current leverage ratio, the Revolving Credit Facility bears interest at a floating rate of LIBOR plus 2.00%). An upfront fee of $292,500 was paid to Bank of America, and a fee equal to the actual daily amount by which the aggregate commitments exceed the total outstandings (both as defined in the amended and restated credit agreement) times 0.20% per annum if the total outstandings are equal to or more than 50% of the aggregate commitments, or 0.25% per annum otherwise, is accrued on unfunded balances under the Revolving Credit Facility. The loan contains various financial covenants and restrictions including a fixed charge coverage ratio of at least 1.75 to 1.00, as defined in the amended and restated credit agreement. As of March 31, 2009 and December 31, 2008, there was no amount outstanding under the Revolving Credit Facility.

Distribution Policy

In order to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, we must make distributions to our shareholders each year in an amount at least equal to 90% of our REIT taxable income (as determined without regard to the dividends paid deduction and excluding net capital gain).

We intend to declare dividends on a daily basis, but aggregate and pay dividends on a quarterly basis. Our dividend policy is subject to revision at the discretion of our Board of Trustees without notice to you or shareholder approval. All distributions will be made by us at the discretion of our Board of Trustees and will be based upon our Board of trustee’s evaluation of our assets, operating results, historical and projected cash flows (and sources thereof), historical and projected equity offering proceeds, historical and projected debt incurred, projected investments and capital requirements, the anticipated timing between receipt of our equity offering proceeds and investment of those proceeds, maintenance of REIT qualification, applicable provisions of Maryland law, general economic, market and industry conditions, and such other factors as our Board of Trustees deems relevant.

The following table presents total distributions declared and paid and distributions per share:

2009 Quarters	First
Total distributions declared and paid	$10,066,000
Distributions per share	$0.15

2008 Quarters	First	Second	Third	Fourth
Total distributions declared and paid	$4,882,000	$5,907,000	$7,511,000	$8,989,000
Distributions per share	$0.14375	$0.14375	$0.15	$0.15

Our first quarter 2009 distributions were funded 60.22% by cash flows provided by operating activities and 39.78% from uninvested proceeds from financings of our properties. In addition, distributions totaling $3,336,000 were reinvested in our common shares pursuant to our dividend reinvestment plan during the first quarter of 2009.

Our 2008 distributions were funded 67.56% by cash flows provided by operating activities and 32.44% from uninvested proceeds from financings of our properties. In addition, distributions totaling $8,918,000 were reinvested in our common shares pursuant to our dividend reinvestment plan during 2008.

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

Off-Balance Sheet Arrangements

As of March 31, 2009, we had three Investments in Unconsolidated Entities. Our investments are discussed in Note 5, “Investments in Unconsolidated Entities” in the accompanying consolidated financial statements.

Contractual Obligations and Commitments

The following table provides information with respect to our consolidated property contractual obligations at March 31, 2009 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Note Payable (and interest payments) Collateralized by REMEC Corporate Campus	$(14,943)	$(635)	$(14,308)	$—	$—
Note Payable (and interest payments) Collateralized by 300 Constitution Drive	(13,790)	(580)	(1,162)	(12,048)	—
Note Payable (and interest payments) Collateralized by Deerfield Commons I	(13,064)	(509)	(1,185)	(1,286)	(10,084)
Note Payable (and interest payments) Collateralized by 602 Central Blvd.	(9,075)	(227)	(455)	(455)	(7,938)
Note Payable (and interest payments) Collateralized by Bolingbrook Point III	(11,761)	(473)	(947)	(10,341)	—
Note Payable (and interest payments) Collateralized by the Carolina Portfolio	(85,628)	(6,981)	(13,961)	(13,656)	(51,030)
Note Payable (and interest payments) Collateralized by Lakeside Office Center	(12,401)	(543)	(1,121)	(1,299)	(9,438)
Note Payable (and interest payments) Collateralized by Thames Valley Five	(12,303)	(346)	(692)	(11,265)	—
Note Payable (and interest payments) Collateralized by Enclave on the Lake	(20,682)	(1,355)	(19,327)	—	—
Note Payable (and interest payments) Collateralized by Albion Mills Retail Park	(9,658)	(292)	(585)	(8,781)	—
Note Payable (and interest payments) Collateralized by Avion Midrise III & IV	(28,036)	(1,618)	(3,237)	(3,237)	(19,944)

Total	$(231,341)	$(13,559)	$(56,980)	$(62,368)	$(98,434)

The following table provides information with respect to our unconsolidated property contractual obligations at March 31, 2009 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Note Payable (and interest payments) Collateralized by Duke Joint Venture	$(151,068)	$(6,696)	$(13,392)	$(130,980)	$—
Note Payable (and interest payments) Collateralized by Afton Ridge	(28,945)	(1,308)	(2,616)	(25,021)	—

Total(1)	$(180,013)	$(8,004)	$(16,008)	$(156,001)	$—

(1)	Unconsolidated payment amounts are at our pro rata share of effective ownership and exclude our investment in CBRE Strategic Partners Asia.

As of March 31, 2009, we were committed to pay $4,558,000 in accrued offering costs. The timing of future payments is uncertain.

As of March 31, 2009, we had an unfunded investment commitment in CBRE Strategic Partners Asia totaling $19,800,000. We subsequently funded $2,563,767 of this commitment on May 5, 2009. The timing of future payments is uncertain.

Income Taxes

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2004. As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute currently to our shareholders. Under the Internal Revenue Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute at least 90% of their annual net taxable income (excluding net capital gains) to their shareholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to state, local and foreign taxes on our income and property and to U.S. federal income and excise taxes on our undistributed gross income. Our properties located in Texas are subject to a Texas Gross Margin Tax, Deerfield Commons I is subject to a Georgia Corporation Income Tax and properties located in North Carolina are subject to a North Carolina Franchise Tax under which we incurred a total of approximately $26,000 of taxes for the three months ended March 31, 2009.

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

Notes Payable secured by real property are summarized as follows (in thousands):

	Interest Rate as of			Notes Payable as of
Property	March 31, 2009	December 31, 2008	Maturity Date	March 31, 2009	December 31, 2008
REMEC	4.79%	4.79%	November 1, 2011	$13,250	$13,250
300 Constitution	4.84	4.84	April 1, 2012	12,000	12,000
Deerfield Commons I.(1)	5.23	5.23	December 1, 2015	9,725	9,725
602 Central Blvd.(2)(3)	2.89	6.79	April 27, 2014	7,881	8,026
Bolingbrook Point III	5.26	5.26	January 1, 2015	9,000	9,000
Fairforest Bldg. 5(4)	6.33	6.33	February 1, 2024	10,660	10,767
Fairforest Bldg. 6(4)	5.42	5.42	June 1, 2019	3,449	3,512
HJ Park—Bldg. 1(4)	4.98	4.98	March 1, 2013	1,105	1,167
North Rhett I(4)	5.65	5.65	August 1, 2019	4,489	4,567
North Rhett II(4)	5.20	5.20	October 1, 2020	2,464	2,503
North Rhett III(4)	5.75	5.75	February 1, 2020	2,005	2,038
North Rhett IV(4)	5.80	5.80	February 1, 2025	10,641	10,742
Mt Holly Bldg.(4)	5.20	5.20	October 1, 2020	2,464	2,503
Orangeburg Park Bldg.(4)	5.20	5.20	October 1, 2020	2,506	2,545
Kings Mountain I(4)	5.27	5.27	October 1, 2020	2,132	2,165
Kings Mountain II(4)	5.47	5.47	January 1, 2020	6,388	6,495
Union Cross Bldg. I(4)	5.50	5.50	July 1, 2021	3,068	3,111
Union Cross Bldg. II(4)	5.53	5.53	June 1, 2021	9,382	9,515
Thames Valley Five(3)(5)	6.42	6.42	May 30, 2013	10,747	10,945
Lakeside Office Center(6)	6.03	6.03	September 1, 2015	9,000	9,000
Enclave on the Lake(7)	5.45	5.45	May 1, 2011	18,537	18,623
Albion Mills Retail Park(3)(8)(9)	5.25	5.25	October 10, 2013	8,269	8,360
Avion Midrise III & IV(10)	5.52	5.52	April 1, 2014	22,054	22,154

Notes Payable				181,216	182,713
Less Discount				(4,256)	(4,443)
Less Albion Mills Retail Park Fair Value Adjustment				(523)	(1,109)

Notes Payable Less Discount and Fair Value Adjustment				$176,437	$177,161

(1)	Interest only payments are due monthly for the first 60 months of the loan term. Principal and interest payments are due monthly for the remaining 60 months of the loan term.
(2)

Variable interest rate of 2.89% and 6.79% at March 31, 2009 and December 31, 2008 based on three month GBP based London Inter-Bank Offering Rate (“LIBOR”) plus 0.67%. We maintain a rate cap agreement pursuant to which we will be protected against an increase in the three month LIBOR over 6.25% through May 27, 2010.

(3)	These loans are subject to certain financial covenants (interest coverage and loan to value).
(4)

These notes payable were assumed from the seller of the Carolina Portfolio on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount.

(5)	We entered into the interest rate swap agreement that fixes the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of March 31, 2009 and expires on May 30, 2013.
(6)	Interest only payments are due monthly for the first 36 months of the loan term. Principal and interest payments are due monthly for the remaining 48 months of the loan term.
(7)	The loan was assumed from the seller of Enclave on the Lake on July 1, 2008 and was recorded at estimated fair value which includes the discount.
(8)	The Albion Mills Retail Park note payable balance is presented at cost basis. This loan is carried on our balance sheet at fair value (see Note 16).

(9)	We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of March 31, 2009 and expires on October 10, 2013.
(10)	The loan was assumed from the seller of Avion Midrise III & IV on November 18, 2008 and was recorded at estimated fair value which includes the discount.

Upon the maturity of our debt, there is a market risk as to the prevailing rates at the time of refinancing. Changes in market rates on our fixed-rate debt affect the fair market value of our debt but it has no impact on interest expense or cash flow. A 100 basis point increase or decrease in interest rates on our fixed rate debt would not increase or decrease our annual interest expense or our fixed rate debt.

The fair value of long-term debt was estimated based on current interest rates available to us for debt instruments with similar terms. The following tables summarize our financial instruments and their calculated fair value at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009
	Carrying Value	Total Fair Value
Financial Assets (Liabilities):
Interest Rate Cap	$1	$1
Interest Rate Swaps	(1,479)	(1,479)
Notes Payable	(176,437)	(164,010)

A 100 basis point increase or decrease in interest rates would increase or decrease the fair market value of our notes payable by $6,745,000 at March 31, 2009. In addition, a 100 basis point increase or decrease in interest rates would either increase or decrease annual variable interest expense on the 602 Central Boulevard Property by approximately $79,000 and approximately $107,000 on the Thames Valley Five property and approximately $83,000 on the Albion Mills Retail Park property.

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

In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness and economic condition of lessees, which may affect our ability to refinance our debt if necessary.

Debt Maturities

The following table details our consolidated and unconsolidated debt maturities as of March 31, 2009 (in thousands):

	Consolidated Debt			Unconsolidated Debt (1)			Consolidated & Unconsolidated Debt (1)
	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total
2009 (Nine months ended December 31, 2009)	$3,259	$—	$3,259	$—	$—	$—	$3,259	$—	$3,259
2010	4,567	—	4,567	—	—	—	4,567	—	4,567
2011	4,740	31,028	35,768	—	—	—	4,740	31,028	35,768
2012	4,947	12,000	16,947	—	—	—	4,947	12,000	16,947
2013(2)	5,000	19,015	24,015	—	102,310	102,310	5,000	121,325	126,325
2014	4,865	27,690	32,555	—	40,640	40,640	4,865	68,330	73,195
2015	4,905	26,491	31,396	—	—	—	4,905	26,491	31,396
2016	4,930	—	4,930	—	—	—	4,930	—	4,930
2017	5,215	—	5,215	—	—	—	5,215	—	5,215
2018	5,516	—	5,516	—	—	—	5,516	—	5,516
Thereafter	17,048	—	17,048	—	—	—	17,048	—	17,048

Total	$64,992	$116,224	$181,216	$—	$142,950	$142,950	$64,992	$259,174	$324,166

Weighted Average Maturity (years)			5.72			5.03			5.42
Weighted Average Interest Rate			5.38%			5.60%			5.48%

(1)	Unconsolidated debt amounts are at our pro rata share of effective ownership.
(2)

The Thames Valley Five consolidated debt ($10,747,000 at March 31, 2009) maturity date may be extended for an additional two years from May, 2013 to May, 2015. In addition, Afton Ridge has the option to extend the maturity date of the unconsolidated debt ($22,950,000 at March 31, 2009—our share) for one additional year from October, 2013 to October, 2014.

Encumbered and Unencumbered Properties

The following table details our Encumbered and Unencumbered properties as of March 31, 2009 (Approximate Acquisition Cost and Debt Balance in thousands):

	Consolidated Properties			Unconsolidated Properties (1)			Consolidated & Unconsolidated Properties (1)
	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance
Encumbered Properties	27	$380,214	$181,216	8	$273,130	$142,950	35	$653,344	$324,166
Unencumbered Properties	25	202,503	—	—	—	—	25	202,503	—

Total Properties	52	$582,717	$181,216	8	$$273,130	$142,950	60	$855,847	$324,166

(1)

Number of Properties at 100%. Approximate Total Acquisition Cost and Debt Balance for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Subsequent Events

From April 1, 2009 through May 1, 2009, we received gross proceeds from our follow-on public offering of $34,656,510 from the sale of 3,487,338 common shares.

On April 1, 2009, in connection with our investment in the Duke joint venture, we funded a $1,461,250 earnest money deposit in conjunction with the acquisition of three additional properties on May 13, 2009, as discussed further below.

On May 5, 2009, we contributed $2,536,767 of our CBRE Strategic Partners Asia capital commitment which was funded using net proceeds from our current public offering.

On May 13, 2009, the Duke joint venture acquired each of (i) 22535 Colonial Pkwy., located at 22535 Colonial Pkwy., Katy, TX, a suburb of Houston, (ii) Celebration Office Center III, located at 1390 Celebration Blvd., Celebration, FL, a suburb of Orlando, and (iii) Fairfield Distribution Ctr. IX located 4543-4561 Oak Fair Blvd., Tampa FL. The Duke joint venture acquired 22535 Colonial Pkwy. for approximately $14,700,000, Celebration Office Center III for approximately $17,050,000 and Fairfield Distribution Ctr. IX for approximately $9,300,000, exclusive of customary closing costs. We own an 80% interest in the Duke joint venture and, including the earnest money deposit mentioned above, we made cash contributions totaling approximately $32,840,000 to the Duke joint venture in connection with these acquisitions, using the net proceeds from our current public offering. 22535 Colonial Pkwy consists of an 89,750 square foot two-story office building that was completed in March 2009 and has no operating history. 22535 Colonial Pkwy. was built-to-suit, is 100% leased to Det Norske Veritas, a third-party provider of risk management services for the maritime industry, and is under a lease that expires in June 2019. Upon closing, we paid the Investment Advisor, a $176,400 acquisition fee. Celebration Office Center III consists of a 100,924 square foot three-story office building that was completed in April 2009 and has no operating history. Celebration Office Center III is being built-to-suit and is 100% leased to Disney Vacation Development, a subsidiary of Disney Enterprises Inc. and the developer and operator of Disney Vacation Club timeshares, and is under a lease that expires in March 2016. Upon closing, we paid the Investment Advisor, a $204,600 acquisition fee. Fairfield Distribution Ctr. IX consists of a 136,212 square foot warehouse/distribution building that was completed in September 2008. Fairfield Distribution Ctr. IX was built-to-suit, is 100% leased to Iron Mountain, the leading records management company in the U.S., and is under a lease that expires in August 2025. Upon closing, we paid the Investment Advisor, a $111,600 acquisition fee.

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

Changes in Internal Controls Over Financial Reporting

No changes in internal control over financial reporting occurred during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any material legal proceeding as of March 31, 2009.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities and Repurchases of Securities

During the three months ended March 31, 2009, we did not sell any equity securities that are not registered under the Securities Act of 1933, as amended, and we repurchased 313,565 common shares under our Share Redemption Program.

Use of Proceeds from Sale of Registered Securities

The registration statement relating to our initial public offering (No. 333-127405) was declared effective on October 24, 2006. CNL Securities Corp. is the Dealer Manager of our offering. The registration statement covered up to $2,000,000,000 in common shares of beneficial interest, 90% of which were offered at a price of $10.00 per share, and 10% of which were offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor or another firm we choose for that purpose. Our initial public offering was terminated effective as of the close of business on January 29, 2009. As of the close of business on January 29, 2009, we had sold a total of 60,808,967 common shares in the initial public offering, including 1,487,943 common shares which were issued pursuant to our dividend reinvestment plan. We withdrew from registration a total of 140,243,665 common shares that were registered but not sold in connection with the initial public offering. From October 24, 2006 (effective date) through January 29, 2009 (termination date), we had accepted subscriptions from 13,270 investors, issued 60,808,967 common shares and received $607,345,702 in gross offering proceeds pursuant to our initial public offering. After payment of approximately $8,290,000 in acquisition fees and related expenses, payment of approximately $26,335,000 in selling commission, $8,898,000 in dealer manager fees, $4,008,000 in marketing support fees and payment of approximately $15,217,000 in organization and offering expenses, as of January 29, 2009, we had raised aggregate net offering proceeds of approximately $545,000,000.

The registration statement relating to our follow-on public offering (No. 333-152653) was declared effective on January 30, 2009. CNL Securities Corp. is the Dealer Manager of our follow-on offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through March 31, 2009, we had accepted subscriptions from 934 investors, issued 3,338,496 common shares and received $33,384,965 in gross offering proceeds pursuant to our public offering. After approximately $1,708,000 in selling commission, $668,000 in dealer manager fees, $264,000 in marketing support fees and payment of approximately $2,401,000 in organization and offering expenses, as of March 31, 2009, we had raised aggregate net offering proceeds of approximately $28,344,000.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the first quarter ended March 31, 2009.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Managing Dealer Agreement dated January 30, 2009, between CB Richard Ellis Realty Trust, and CNL Securities Corp. (Previously filed as Exhibit 1.1 to the Current Report on Form 8-K (File No. 000-53200) filed February 5, 2009 and incorporated herein by reference).

10.2	Second Amended and Restated Advisory Agreement, by and among CB Richard Ellis Realty Trust, CBRE Operating Partnership, L.P., and CBRE Advisors LLC, dated January 30, 2009 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-53200) filed February 5, 2009 and incorporated herein by reference).

10.3	Second Amended and Restated Agreement of Limited Partnership, by and among CB Richard Ellis Realty Trust and the limited partners named therein, dated January 30, 2009 (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-53200) filed February 5, 2009 and incorporated herein by reference).

10.4	Selected Dealer Agreement, by and among, CB Richard Ellis Realty Trust, CNL Securities Corp., CBRE Advisors LLC, CB Richard Ellis Investors, LLC and Ameriprise Financial Services, Inc. dated as of February 12, 2009 (Previously filed as Exhibit 1.1 to the Current Report on Form 8-K (File No. 000-53200) filed February 18, 2009 and incorporated herein by reference).

10.5	Side Letter, between CB Richard Ellis Realty Trust, CB Richard Ellis Investors, LLC and CBRE Advisors LLC dated February 12, 2009 (Previously filed as Exhibit 1.2 to the Current Report on Form 8-K (File No. 000-53200) filed February 18, 2009 and incorporated herein by reference).

10.6	Side Letter between CB Richard Ellis Realty Trust and CNL Securities Corp. dated February 12, 2009 (Previously filed as Exhibit 1.3 to the Current Report on Form 8-K (File No. 000-53200) filed February 18, 2009 and incorporated herein by reference).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1	Form of Sub-Advisory Agreement, by and among CBRE Advisors LLC and CNL Fund Management Company (Previously filed to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-152653) filed January 14, 2009 and incorporated herein by reference).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CB RICHARD ELLIS REALTY TRUST

Date: May 15, 2009	/s/ JACK A. CUNEO
Jack A. Cuneo
President and Chief Executive Officer

Date: May 15, 2009	/s/ LAURIE E. ROMANAK
Laurie E. Romanak
Chief Financial Officer