Form 10-K/A
period 2008-12-31
CB RICHARD ELLIS REALTY TRUST
filed 2009-06-26
CIK 1297587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

On March 31, 2009, CB Richard Ellis Realty Trust (the “Company”) filed with the Securities and Exchange Commission the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “Report”). In accordance with Rule 3-09 of Regulation S-X, the Company is required to include in its Form 10-K the audited combined financial statements of CB Richard Ellis Strategic Partners Asia II, L.P. and CB Richard Ellis Strategic Partners Asia II-A, L.P. (collectively referred to herein as “CBRE Strategic Partners Asia”), an entity in which we own an ownership interest of approximately 5.07%. Accordingly, we are filing this Amendment No. 1 to the Report to incorporate by reference into Part II, Item 8, and Part IV, Item 15(a)(2) of the Report, CBRE Strategic Partners Asia’s audited combined financial statements. In addition, in connection with the filing of this Amendment No. 1 to the Report and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the certifications of the Company’s chief executive officer and chief financial officer are attached as exhibits hereto.

Except as otherwise expressly noted herein, this Amendment No. 1 does not reflect events occurring after the filing of the Report on March 31, 2009 in any way, except to reflect the changes discussed herein. Accordingly, this Amendment No. 1 should be read in conjunction with the Report.

INDEX

		Page
Part II.
8.	Financial Statements and Supplementary Data	1

Part IV.
15.	Exhibits, Financial Statement Schedules	2

	Signatures

Part II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited combined financial statements of CBRE Strategic Partners Asia are included in Part IV, Item 15 beginning on page F-2 of this Amendment No. 1 and are incorporated herein by reference.

1

Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	Financial Statements and Schedules

Reference is made to the “Index to Consolidated Financial Statements” on page F-1 of this Amendment No. 1 and the audited combined financial statements of CBRE Strategic Partners Asia included herein, beginning on page F-2.

The following exhibits are filed as part of this Amendment No. 1.

Exhibit No.

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

2

CB RICHARD ELLIS REALTY TRUST

INDEX TO COMBINED FINANCIAL STATEMENTS

CB RICHARD ELLIS STRATEGIC PARTNERS ASIA II, L.P. AND

CB RICHARD ELLIS STRATEGIC PARTNERS ASIA II-A, L.P.

Independent Auditors’ Report (KPMG)	F-2
Independent Auditors’ Report (KPMG LLP)	F-3
Combined Statements of Assets, Liabilities and Partners’ Capital as of December 31, 2008 and 2007	F-4
Combined Schedule of Real Estate Related Assets as of December 31, 2008 and 2007	F-5
Combined Statements of Operations for the Period from July 9, 2007 (Inception) through December 31, 2007 and for the Year Ended December 31, 2008	F-6
Combined Statements of Partners’ Capital for the Period from July 9, 2007 (Inception) through December 31, 2007 and for the Year Ended December 31, 2008	F-7
Combined Statements of Cash Flows for the Period from July 9, 2007 (Inception) through December 31, 2007 and for the Year Ended December 31, 2008	F-8
Notes to the Combined Financial Statements for the Years Ended December 31, 2008 and 2007	F-9

Independent Auditors’ Report

The Partners

CB Richard Ellis Strategic Partners Asia II, L.P. and

CB Richard Ellis Strategic Partners Asia II-A, L.P.:

We have audited the accompanying combined statement of assets, liabilities and partners’ capital and combined schedule of real estate related investments of CB Richard Ellis Strategic Partners Asia II, L.P. and CB Richard Ellis Strategic Partners Asia II-A, L.P., Cayman Islands exempted limited partnerships (collectively, the “Partnership”) as of December 31, 2008, and the related combined statements of operations, partners’ capital, and cash flows for the year then ended. These combined financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of CB Richard Ellis Strategic Partners Asia II, L.P. and CB Richard Ellis Strategic Partners Asia II-A, L.P. as of December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ KPMG

Hong Kong, China

June 25, 2009

Independent Auditors’ Report

The Partners

CB Richard Ellis Strategic Partners Asia II, L.P. and

CB Richard Ellis Strategic Partners Asia II-A, L.P.:

We have audited the accompanying combined statement of assets, liabilities and partners’ capital and combined schedule of real estate related investments of CB Richard Ellis Strategic Partners Asia II, L.P. and CB Richard Ellis Strategic Partners Asia II-A, L.P., Cayman Islands exempted limited partnerships (collectively, the Partnership) as of December 31, 2007, and the related combined statements of operations, partners’ capital, and cash flows for the period from July 9, 2007 (inception) through December 31, 2007. These combined financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of CB Richard Ellis Strategic Partners Asia II, L.P. and CB Richard Ellis Strategic Partners Asia II-A, L.P. as of December 31, 2007, and the results of their operations and their cash flows for the period from July 9, 2007 (inception) through December 31, 2007 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Los Angeles, California

March 24, 2008

Combined Statements of Assets, Liabilities and Partners’ Capital

	December 31,
	2008	2007
	(in thousands)
Assets
Investments in Real Estate Related Assets at Estimated Fair Value (Cost of $307,189 in 2008 and $98,995 in 2007) (Note 2 and Note 3)	$306,700	$108,376
Purchase Deposits (Note 4 and Note 7)	3,702	—
Cash and Cash Equivalents	6,375	5,138
Deferred Loan Fees, Net of Amortization (Note 2)	1,741	1,187
Prepaid Interest	248	1,135
Other	415	50

	$319,181	$115,886

Liabilities and Partners’ Capital
LIABILITIES
Mortgage and Mezzanine Loans (Note 5)	$95,606	$57,389
Note Payable to Bank Under Line of Credit (Note 5)	230,016	44,969
Fees Payable to Related Parties (Note 6)	2,228	1,905
Accrued Foreign Taxes on Unrealized Appreciation of Investments in Real Estate Related Assets (Note 2(g))	2,450	1,858
Unrealized Loss on Forward Purchase Contracts (Note 7)	14,453	—
Other	1,836	157

	$346,589	$106,278

Commitments
PARTNERS’ CAPITAL	(27,408)	9,608

	$319,181	$115,886

See accompanying notes to combined financial statements.

Combined Schedule of Real Estate Related Assets

		December 31, 2008
Ownership Interest	Description	Cost	Fair Value	% of Total Real Estate Related Assets
		(in thousands)
	Investments in Real Estate:
99.999%	Retail/Residential, Tokyo, Japan	$44,061	$49,489	16.1%
99.94%	Retail, Tokyo, Japan	51,929	58,749	19.2%
100%	Residential, Beijing, China	65,206	65,206	21.3%

		$161,196	$173,444	56.6%

	Joint Venture Investments in Real Estate:
25%	Mixed-use, Tianjin, China	$25,072	$31,423	10.2%
52%	Mixed-use, Shanghai, China	36,140	30,294	9.9%
25%	Residential, Tianjin, China	44,437	37,627	12.3%
49%	Residential, Suzhou, China	40,344	33,912	11.0%

		$145,993	$133,256	43.4%

	Total Investments in Real Estate Related Assets	$307,189	$306,700	100.0%

		December 31, 2007
Ownership Interest	Description	Cost	Fair Value	% of Total Real Estate Related Assets
		(in thousands)
	Investments in Real Estate:
99.999%	Retail/Residential, Tokyo, Japan	$36,039	$45,420	41.9%
99.94%	Retail, Tokyo, Japan	40,218	40,218	37.1%

		$76,257	$85,638	79.0%

	Joint Venture Investments in Real Estate:
25%	Mixed-use, Tianjin, China	$22,738	$22,738	21.0%

	Total Investments in Real Estate Related Assets	$98,995	$108,376	100.0%

See accompanying notes to combined financial statements.

Combined Statements of Operations

	Year Ended December 31, 2008	For the Period July 9, 2007 (Inception) Through December 31, 2007
	(in thousands)
Income from Real Estate Operations	$1,387	$208
Other Revenue	40	—

EXPENSES
Investment Management Fees (Note 6)	5,334	1,012
Interest, Net of $5,560 and $335 Capitalized in 2008 and 2007, respectively	2,187	177
Organizational Costs (Note 1)	—	1,000
Loan Amortization Fees & Other Loan Fees	784	—
Other Expenses	1,228	204

	9,533	2,393

INVESTMENT LOSS	(8,106)	(2,185)

Unrealized (Depreciation)/Appreciation of Investments in Real Estate Related Assets	(9,870)	9,381
Accrued Foreign Taxes on Unrealized Appreciation of Investments in Real Estate Related Assets (Note 2)	(592)	(1,858)
Unrealized Loss on Forward Purchase Contracts (Note 2 and Note 7)	(20,962)	—
Unrealized Foreign Currency Translation Gains (Note 2)	1,814	1,028

Unrealized (Depreciation)/Appreciation	(29,610)	8,551

NET (DECREASE)/ INCREASE IN PARTNERS’ CAPITAL RESULTING FROM OPERATIONS	$(37,716)	$6,366

See accompanying notes to combined financial statements.

Combined Statements of Partners’ Capital

		For the Period July 9, 2007 (Inception) through December 31, 2007				Year Ended December 31, 2008
PARTNERS	Total Capital Commitment	Contributions from Partners	Net Investment Loss	Unrealized Appreciation	Capital at December 31	Contributions from Partners	Net Investment Loss	Unrealized Depreciation	Capital at December 31
	(in thousands)								(in thousands)
LIMITED PARTNERS	$394,203	$3,242	$(2,185)	$8,551	$9,608	$700	$(8,106)	$(29,610)	$(27,408)
GENERAL PARTNER	—	—	—	—	—	—	—	—	—

	$394,203	$3,242	$(2,185)	$8,551	$9,608	$700	$(8,106)	$(29,610)	$(27,408)

See accompanying notes to combined financial statements.

Combined Statements of Cash Flows

	Year Ended December 31, 2008	For the Period July 9, 2007 (Inception) Through December 31, 2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Decrease)/ Increase in Partners’ Capital Resulting from Operations	$(37,716)	$6,366
Adjustments to Reconcile to Net Cash Flows Used in Operating Activities:
Unrealized Depreciation/(Appreciation) of Investments in Real Estate Related Assets	9,870	(9,381)
Accrued Foreign Taxes on Unrealized Appreciation of Investments in Real Estate Related Assets	592	1,858
Unrealized Loss on Forward Purchase Contracts	20,962	—
Unrealized Foreign Currency Translation Gains	(1,814)	(1,028)
Amortization of Deferred Loan Fees	990	31
Increase in Real Estate Related Assets	(168,315)	(41,295)
Increase in Purchase Deposits	(10,211)	—
Decrease/ (Increase) in Prepaid Interest	887	(1,135)
Increase in Other Assets	(365)	(50)
Increase in Fees Payable to Related Parties	323	1,905
Increase in Other Liabilities	1,679	157

Net Cash Flows Used in Operating Activities	(183,118)	(42,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Line of Credit	185,047	44,969
Loan Fees Paid	(1,392)	(501)
Contributions from Partners	700	3,242

Net Cash Flows Provided by Financing Activities	184,355	47,710

Net Increase in Cash and Cash Equivalents	1,237	5,138
Net Cash and Cash Equivalents, Beginning of the Year/Period	5,138	—

Net Cash and Cash Equivalents, End of the Year/Period	$6,375	$5,138

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid during the period for interest including amounts capitalized	$5,624	$399

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITY—Mortgage and mezzanine loans assumed upon acquisition of investments in real estate	$24,994	$57,389

Deferred loan fees recorded related to assumed loan	$868	$717

See accompanying notes to combined financial statements.

CB Richard Ellis Strategic Partners Asia II, L.P. and

CB Richard Ellis Strategic Partners Asia II-A, L.P.

Notes to Combined Financial Statements

December 31, 2008 and 2007

(1)	Organization

CB Richard Ellis Strategic Partners Asia II, L.P., a Cayman Islands exempted limited partnership, and CB Richard Ellis Strategic Partners Asia II-A, L.P., a Cayman Islands exempted limited partnership (the “Parallel Fund”), were both formed pursuant to the Exempted Limited Partnership Law of the Cayman Islands, to jointly purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in Asia. The agreement of limited partnership of CB Richard Ellis Strategic Partners Asia II, L.P. permits formation of one or more parallel funds for investors with special legal, tax, regulatory, or other requirements. The terms of the agreements of limited partnership for CB Richard Ellis Strategic Partners Asia II, L.P. and the Parallel Fund (collectively, the “Partnership”) are substantially the same. Hereinafter these agreements will be referred to collectively as the Partnership Agreement.

The Partnership invests in real estate related assets through jointly owned subsidiaries based on the ratio of their respective investor committed capital to the aggregate investor committed capital.

The general partner of the Partnership is CB Richard Ellis SPA II GP, LLC, a Delaware limited liability company (General Partner), and pursuant to the Management Agreement, the investment manager is CB Richard Ellis Investors SP Asia, LLC (Investment Manager), which is an affiliate of the General Partner. CB Richard Ellis Investors, LLC, another affiliate of the General Partner, absorbed the Partnership’s organization costs in excess of $1,000,000.

The final closing of the Partnership occurred on January 31, 2008 (Final Closing). As of January 31, 2008, committed capital totaled $394,202,500. Two years from the Final Closing, the limited partners of the Partnership (Limited Partners) will be released from any further obligation with respect to unfunded committed capital, except for certain instances as described in the Partnership Agreement. On May 7, 2009 and June 23, 2009, the Partnership received capital contributions of $50,000,000 and $42,000,000 from the Limited Partners, respectively.

The Partnership has a term of eight years; however, the Partnership may be dissolved by a vote of at least two-thirds of the Limited Partners interests (excluding affiliates of the General Partner). The Partnership term may be extended by the General Partner, with consent of two-thirds of the Limited Partner interests, for up two additional one-year periods to permit the orderly disposition of investments.

In accordance with the terms of the Partnership Agreement, net income and distributions of distributable cash, as defined, shall generally be allocated pro rata (based on capital committed by the partners), until the sum of such amounts equals the capital contributed plus a stated cumulative preferred return compounded annually; thereafter CBRE SPA II Co-Investment LLC is to receive increasing allocations as certain preferred return thresholds are achieved.

(2)	Summary of Significant Accounting Policies

a.	Combination

The combined financial statements include the financial statements of CB Richard Ellis Strategic Partners Asia II, L.P. and CB Richard Ellis Strategic Partners Asia II-A, L.P. All significant inter-company transactions and balances have been eliminated.

Although the Partnership does not use the consolidation method of accounting, it does look through its direct and indirect subsidiaries (which are 99.94% to 99.999% owned) that were formed to invest in real estate. Accordingly, the accounts related to assets and liabilities that are effectively wholly-owned by the Partnership are treated for financial reporting purposes as accounts of the Partnership.

b.	Valuation of Investments

On January 1, 2008, the Partnership adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157).

SFAS 157 provides guidance for measuring fair value of assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability in an orderly transaction. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted market prices in active markets and the lowest priority to unobservable data.

The adoption of SFAS 157 had no effect on the valuation of the Partnership’s assets and liabilities that are carried at fair value except for investments in real estate under construction or incurring significant renovation. Prior to adoption of SFAS 157, the Partnership’s policy was to consider the cost of investments in real estate under construction or incurring significant renovation to be an estimate of market value of such investments and market valuations were performed upon the completion of the construction activities. As of December 31, 2008, these investments were carried at fair value based on an estimate of what a market participant would pay to acquire the Partnership’s interests and any resulting unrealized appreciation (depreciation) is included in the statement of operations for the year ended December 31, 2008.

Additionally, upon adoption of SFAS 157, the Partnership now defines the fair value of mortgage loans payable as the outstanding principal balance that would be paid if the related real estate were sold. Accordingly, the Partnership clarified its accounting policy for debt and no longer states that its debt is stated at market value. No change was made to the valuation policy; rather the change relates to how the policy is described. Further, the Partnership did not elect to adopt the FASB SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” for any of its outstanding debt through December 31, 2008.

SFAS 157 established a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The hierarchy level assigned to each of the Partnership’s investments is based on the assessment of the transparency and reliability of the inputs used in the valuation of such investment at the measurement date. The three hierarchy levels are defined as follows:

a.	Level 1—Valuations based on unadjusted quoted market prices in active markets for identical assets. The Partnership has no Level 1 category investments as of December 31, 2008.

b.	Level 2—Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The Partnership has no Level 2 category investments as of December 31, 2008.

c.	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. The Level 3 category includes all of the Partnership’s investments in real estate related assets.

The Partnership’s valuation methodology for each investment is listed in the table below.

Valuation Methodology for Investments

Property	Location	Property Type	Development Stage	Investment Date	Valuation Methodology
Property 1	Tokyo, Japan	Retail/Residential	Stabilized	Nov-07	Discounted Cash Flow
Property 2	Tokyo, Japan	Retail	Development	Nov-07	Discounted Cash Flow
Joint Venture 1	Tianjin, China	Mixed-use	Development	Nov-07	Replacement Cost
Joint Venture 2	Shanghai, China	Mixed-use	Stabilized/Re-positioning	Mar-08	Discounted Cash Flow
Joint Venture 3	Tianjin, China	Residential	Development	Mar-08	Replacement Cost
Joint Venture 4	Suzhou, China	Residential	Development	Jul-08	Replacement Cost
Property 3	Beijing, China	Residential	Development	Dec-08	Replacement Cost

The income approach using a discounted cash flow analysis includes projecting net cash flows from the property from a buyer’s perspective and computing the present value of the cash flows using a market discount rate. The holding period utilized in the analysis is typically ten years, consistent with how market participants often estimate values in connection with buying and selling commercial real estate. The cash flows include a projection of the net sales proceeds at the end of this holding period, computed using market reversionary capitalization rates and projected cash flows from the property for the year following the holding period.

The replacement cost approach to property valuation is a theoretical breakdown of the property into land and building components. The theory is that the value of a property can be estimated by summing the land value and the depreciated value of any improvements. While the replacement cost of the improvements can be determined by adding the labor, material, and other costs, land values must be derived from an analysis of comparable data. The cost approach is considered reliable when used on newer structures, but the method tends to become less reliable for older properties.

For investments owned more than one year, except for investments under construction or incurring significant renovation, it is the Partnership’s policy to obtain a third-party appraisal. For assets owned less than one year, a determination is made whether the cost of a third-party appraisal is justified. For investments in real estate under construction or incurring significant renovation, the valuation analysis is prepared by the Investment Manager. All valuations of real estate involve subjective judgments, and the actual market price of real estate can only be determined by negotiation between independent parties in a sales transaction.

	Level 1	Level 2	Level 3	Total
	(in thousands)
Investments in Real Estate	$—	$—	$173,444	$173,444
Joint venture investments in Real Estate	—	—	133,256	133,256

Total	$—	$—	$306,700	$306,700

The table below includes a roll forward of the amounts in the Combined Statements of Assets, Liabilities and Partners’ Capital (including the change in fair value) for Investments in Real Estate Related Assets classified by the Partnership within Level 3 of the fair value hierarchy.

Investments in Real Estate Related Assets	2008	2007
		(in thousands)
At January 1/Fund Inception Date	$108,376	$—
Addition for the year/period	208,194	98,995
Unrealized (depreciation)/ appreciation	(9,870)	9,381

At December 31	$306,700	$108,376

Unrealized (Depreciation)/Appreciation on Investments in Real Estate Related Assets
At January 1/Fund Inception Date	$9,381	$—
Recognized in Combined Statement of Operations	(9,870)	9,381

At December 31	$(489)	$9,381

Cash Equivalents are stated at fair value, which is equivalent to cost, and consist of investments in a cash management account. Mortgage and mezzanine loans and notes payable to bank under line of credit are stated at the outstanding principal balances. Other assets and liabilities are stated at cost, which approximates fair value, since these are the amounts at which they are expected to be realized or liquidated.

c.	Investments in Real Estate Related Assets

Investments in real estate related assets are comprised of the Partnership’s net investments in real estate and real estate joint ventures. For non-joint venture properties, in addition to the real estate, the investment includes accounts receivable, prepaid and other assets and is net of accounts payable and other liabilities. Mortgage and mezzanine loans payable related to the non-joint venture properties are classified as liabilities by the Partnership.

Real estate acquisitions are recorded as of the date of closing. Expenditures that extend the economic life or represent additional capital investments benefiting future periods, including tenant improvements and leasing commissions, are capitalized. Maintenance and repair expenses are charged to operations as incurred. Interest is capitalized for the equity investments under development. Since investments in real estate are carried at estimated fair value, no provision is made for depreciation of cost or amortization of tenant improvements and leasing commissions.

d.	Property Operations

Operating Income from investments in real estate joint ventures is recognized when received since the Partnership does not use the consolidation method or the equity method of accounting for investment in joint ventures. The Partnership’s share of changes in the joint ventures’ net assets resulting from operating income or losses is reflected as unrealized appreciation or depreciation as applicable in the Partnership’s financial statements. Undistributed operating income of the joint ventures is considered by the Partnership in estimating fair value of the Partnership’s investments in real estate related joint ventures.

Operating Income from real estate operations for non-joint venture properties is recognized on the accrual basis of accounting and consists of rental and other revenue from operations net of operating expenses. Consistent with presenting notes payable secured by non-joint venture properties as liabilities instead of netting against the investment in real estate, the related interest and amortization of deferred loan costs is presented separately in the Combined Statement of Operations instead of as a reduction of income from real estate operations.

Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements. Rental revenue is not accrued during periods of rent abatement, as the value of the future rental revenue is considered in connection with estimating the fair value of the investments in real estate. Expenses are recognized when incurred.

e.	Loan Fees on Partnership Debt

Loan fees related to Partnership debt are capitalized and amortized over the life of the related debt on a straight-line basis, which approximates the effective interest method. Accumulated amortization of the loan fees related to a subscription line totaled $562,000 and $31,000 as of December 31, 2008 and 2007, respectively. Accumulated amortization of the loan fees related to mortgage loans totaled $459,000 for the year ended December 31, 2008.

f.	Foreign Currency Exchange Translation

The financial statements related to investments in real estate related assets are denominated in the local currency of the market in which the real estate is located. The asset and liability accounts are translated to US Dollars using the exchange rate as of the end of the applicable reporting period and the accounts related to operations are translated using the average exchange rate on a monthly basis. Changes in currency exchange rates and costs of conversion between the US Dollar and other currencies may adversely affect the US Dollar value of the Partnership’s investments, gains and losses realized on the sale of portfolio investments and the amount of distributions, if any to be made by the Partnership.

g.	Income Taxes

Under the laws of the Cayman Islands, the Partnership is not subject to income taxes. If the Partnership incurs foreign taxes, a provision is made for such taxes. This includes recording foreign taxes that would be paid if the Partnership’s investments in real estate were sold at estimated fair value. The accrued liability for foreign taxes related to unrealized appreciation on investments in real estate assets totals $2,450,000 and $1,858,000 as of December 31, 2008 and 2007, respectively, and this amount is recorded as a liability in the Combined Statements of Assets, Liabilities and Partners’ Capital.

h.	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3)	Investments in Real Estate Related Assets

The Partnership’s investments in real estate related assets as of December 31, 2008 consist of equity investments in three wholly-owned or substantially wholly-owned properties and four joint ventures.

Two substantially wholly-owned and one of the joint venture equity investments were acquired during the period July 9, 2007 (inception) through December 31, 2007 from an affiliate of the General Partner. This affiliate acquired the investments in anticipation of the formation of the Partnership. The purchase prices paid by the Partnership to the affiliate were equal to the sum of (a) the affiliate’s original cost of the particular investment plus any additional contributions less any distributions received from the investment and (b) a 6% return on the affiliate’s investment in the joint venture and one of the properties, and a 2% return on the affiliate’s investment in the other property. The return on the affiliate’s investment totaled $1,545,000 through December 31, 2007. Property 3, a wholly-owned equity investment, closed on December 31, 2008. The handover of Property 3 is expected on or before June 30, 2009.

The Partnership has entered into a management agreement with an affiliate of the General Partner to manage a joint venture property. Total management fees paid to our affiliate commencing July 2008 through December 2008 are $35,000.

(4)	Purchase Deposits

The Partnership committed to three forward purchase contracts in 2008 and paid a deposit on one of them, in the amount of $10,211,000. Given the recent decline in property markets, the Partnership has written down the carrying value of the deposit by $6,509,000 to reflect the difference between the fair value of that investment as of December 31, 2008 and the contract purchase price. See also Note 7.

(5)	Debt

(a)	Secured Line of Credit

As of December 31, 2007, the Partnership had a $150 million secured revolving subscription line of credit facility with a US lender. Effective June 27, 2008, the Partnership amended its subscription line, increasing the borrowing capacity to $300 million and adding a US lender and UK lender as additional lenders. Advances under the facility can be drawn in either US Dollars or Japanese Yen. Advances are secured by unfunded capital commitments of the Limited Partners. The amended subscription line of credit facility expires on June 25, 2010, with a one year extension option thereafter.

Outstanding advances under the amended subscription line of credit bear interest at 125 basis points over USD LIBOR for US Dollar borrowings and 125 basis points over Japanese LIBOR for Japanese Yen Borrowings. Base Rate borrowings are also permitted, for a limited amount of time, in US Dollars at the US lender’s prime rate minus 115 basis points. The weighted average borrowing rate for advances outstanding as of December 31, 2008 and 2007 were 4.20% and 4.93%, respectively, for the $189,763,000 and $20,854,000, respectively, of US Dollar advances, and 1.91% and 1.66%, respectively, for the $40,253,000 and $24,115,000, respectively, of Japanese Yen advances. In addition, a letter of credit was issued under the subscription line to secure a forward purchase contract on September 19, 2008 in the amount of JPY 1.96 billion (approximately $21.6 million as of December 31, 2008) at a cost of 125 basis points per year.

(b)	Mortgage and Mezzanine Loans

Mortgage and mezzanine loans related to wholly-owned or substantially wholly-owned properties typically are originated in the country of the property and denominated in the local currency.

The Partnership has mortgage loans and mezzanine loans secured by its retail/residential property located in Tokyo, Japan. The outstanding loan amounts, which are denominated in Japanese Yen, totaled $35,306,000 and $28,694,000 based on the exchange rate as of December 31, 2008 and 2007, respectively. Of this, $24,273,000 and $19,727,000 consists of mortgage loans and $11,033,000 and $8,967,000 consists of mezzanine loans as of December 31, 2008 and 2007, respectively. The fixed interest rate on the mortgage loan borrowings range from 1.75% to 1.84% and the fixed interest rate on the mezzanine loan borrowings range from 4.66% to 4.75%. Interest on the loans is due monthly. The mortgage and mezzanine loans originally were set to mature on March 31, 2009 which date was subsequently extended with the lenders on March 6, 2009, for an additional six month period.

The Partnership has a mortgage loan secured by its retail property located in Tokyo, Japan. The outstanding loan balance, which is denominated in Japanese Yen, is $35,306,000 based on the December 31, 2008 exchange rate, and $28,695,000 based on the December 31, 2007 exchange rate. This loan bears interest at 3.21% per annum, payable monthly, and principal is due at maturity on June 21, 2010.

The Partnership has a mortgage loan secured by its residential property located in Beijing, China, obtained on December 30, 2008. The outstanding loan balance, which is denominated in Chinese RMB, is $24,994,000 based on the December 31, 2008 exchange rate. This loan bears interest at 6.91% per annum, payable quarterly, and principal is due at maturity on December 30, 2013.

(c)	Fair Value of Debt

At December 31, 2008, based on the borrowing rates available to the Partnership for loans with similar terms and maturities, the fair value of mortgage loans is $95,426,000, compared to the outstanding principal of $95,606,000.

The Partnership’s subscription line of credit can be drawn either in US Dollars or Japanese Yen at a margin of 125 basis points over USD LIBOR or 125 basis points over JPY LIBOR. Given that the margin for similar lines of credit widened to 250 basis points or more as of December 31, 2008, the estimated fair value of the subscription line of credit is $227,141,000 compared to the outstanding principal of $230,016,000.

As of December 31, 2007, the fair value of the Partnership’s debt was approximately equal to the carrying value.

(6)	Compensation of the Investment Manager

The Investment Manager receives an annual investment management fee based on varying percentages of committed capital or invested capital as described in the investment management agreement. Investment management fees totaling $5,334,000 and $1,012,000 were incurred for the year ended December 31, 2008 and for the period ended December 31, 2007, respectively, of which $1,291,000 and $1,012,000 were included in fees payable to related parties in the accompanying Combined Statements of Assets, Liabilities and Partners’ Capital as of December 31, 2008 and 2007, respectively. The Investment Manager permanently waived its investment management fee for the period from July 9, 2007 to October 9, 2007.

The Investment Manager also receives an acquisition fee. Acquisition fees totaling $2,056,000 and $893,000 were incurred for the years ended December 31, 2008 and 2007, respectively, of which $509,000 and $893,000 were included in fees payable to related parties as of December 31, 2008 and 2007, respectively.

Affiliates of the Investment Manager also received fees totaling $710,000 from the Partnership for various services for the year ended December 31, 2008. All fees incurred were paid as of December 31, 2008, with the exception of various reimbursable costs due to the affiliates of $428,000.

(7)	Unrealized Loss on Forward Purchase Contract

The forward purchase contracts related to commitments to purchase investments in real estate are carried at estimated fair value. The Investment Manager estimates these Level 3 valuations based on the facts and circumstances related to each commitment from a market participant’s point of view. This includes estimating the fair value of the underlying real estate investment and comparing such value to the purchase price as stated in the purchase agreement, considering the impact of whether there is a non-refundable deposit or letter of credit associated with the commitment, considering the potential amount of liquidated damages that may be assessed by the seller if the Partnership does not close on the purchase, and considering the potential for a negotiated settlement if the commitment were terminated.

The unrealized loss on the three forward purchase contracts totals $20,962,000, which reflects the difference between the fair value of those investments as of December 31, 2008 and their contract purchase prices. Of the unrealized loss of $20,962,000, the Partnership has reduced the carrying value of Purchase Deposits by $6,509,000 and the remaining unrealized loss of $14,453,000 is recorded as a liability to the Combined Statements of Assets, Liabilities and Partners’ Capital. On April 27, 2009, the Partnership entered into a memorandum of understanding with the counterparty of one of the three forward purchase contracts to terminate the forward purchase contract related to commitment to purchase investment in real estate. Accordingly, the related unrealized loss of $7,723,000 recorded in the year ended December 31, 2008 was reversed in 2009.

In the case of one of the forward purchase contracts, the fair value as of December 31, 2008 is JPY 1.6 billion less than the contract purchase price. However, the buyer’s default provision limits the maximum potential loss to 10% of the contract purchase price, or JPY 610 million ($6,730,000). The investment team is currently negotiating with the seller to reduce the purchase price.

(8)	Financial Highlights

The following details certain financial ratios of the Partnership for the year ended December 31, 2008 and the period from July 9, 2007 (inception) through December 31, 2007:

Ratio to weighted average limited partners’ capital:

	2008	2007
Expenses excluding interest	105.09%	172.78%
Net Investment Loss	(69.02%)	(168.62%)

In calculating the foregoing ratios for 2007, the items of income and expense, except organizational expenses and professional fees, have been annualized.

The Internal Rate of Return since inception (IRR) of the Limited Partners, net of all fees and profit allocations to the General Partner and the Co-Investment Limited Partner, could not be calculated at December 31, 2008, due to the negative net asset value of the Partnership.

The IRR of the Limited Partners, net of all fees and profit allocations to the General Partner and the Co-Investment Limited Partner, was 160.63% from inception through December 31, 2007. The IRR was computed based on the actual dates of the cash inflows (capital contributions) and the net assets as of December 31, 2007 (residual value) that was allocated to the Limited Partners.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB RICHARD ELLIS REALTY TRUST

Date: June 26, 2009	By:	/S/ LAURIE E. ROMANAK
Name: Laurie E. Romanak
Title: Chief Financial Officer