Form 10-Q
period 2009-06-30
CB RICHARD ELLIS REALTY TRUST
filed 2009-08-14
CIK 1297587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the registrant’s common shares, $0.01 par value, was 83,370,621 as of July 31, 2009

CB RICHARD ELLIS REALTY TRUST

i

PART I.

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Balance Sheets

as of June 30, 2009 and December 31, 2008 (unaudited)

(In Thousands, Except Share Data)

	June 30, 2009	December 31, 2008
ASSETS
Investments in Real Estate:
Land	$109,081	$102,861
Site Improvements	38,623	37,916
Buildings and Improvements	366,008	347,639
Tenant Improvements	13,525	13,123

	527,237	501,539
Less: Accumulated Depreciation and Amortization	(23,663)	(16,712)

Net Investments in Real Estate	503,574	484,827
Investment in Unconsolidated Entities	162,421	131,703
Cash and Cash Equivalents	97,254	30,330
Restricted Cash	1,240	1,306
Accounts and Other Receivables, Net of Allowance of $154 and $180, respectively	2,905	3,684
Deferred Rent	2,637	2,317
Acquired Above Market Leases, Net of Accumulated Amortization of $4,451 and $2,585, respectively	9,455	11,319
Acquired In-Place Lease Value, Net of Accumulated Amortization of $20,438 and $15,068, respectively	39,210	40,424
Deferred Financing Costs, Net of Accumulated Amortization of $1,038 and $736, respectively	1,989	2,270
Lease Commissions, Net of Accumulated Amortization of $178 and $103, respectively	586	552
Other Assets	4,073	1,188

Total Assets	$825,344	$709,920

LIABILITIES, NON-CONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
LIABILITIES
Notes Payable, Less Discount of $4,076 and $4,443, respectively	$170,564	$169,910
Note Payable at Fair Value	9,024	7,251
Security Deposits	613	568
Accounts Payable and Accrued Expenses	8,618	11,130
Accrued Offering Costs Payable to Related Parties	3,750	4,390
Distributions Payable	11,181	8,989
Acquired Below Market Leases, Net of Accumulated Amortization of $5,201 and $3,732, respectively	15,623	15,924
Property Management Fee Payable to Related Party	72	126
Investment Management Fee Payable to Related Party	653	625
Interest Rate Swaps at Fair Value	1,164	1,336

Total Liabilities	221,262	220,249

COMMITMENTS AND CONTINGENCIES (NOTE 18)

NON-CONTROLLING INTEREST
Operating Partnership Units	2,464	2,464

SHAREHOLDERS’ EQUITY
Common Shares of Beneficial Interest, $0.01 par value, 990,000,000 shares authorized; 79,706,747 and 64,490,068 issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	797	645
Additional Paid-in-Capital	694,070	560,110
Accumulated Deficit	(83,234)	(54,221)
Accumulated Other Comprehensive Loss	(10,015)	(19,327)

Total Shareholders’ Equity	601,618	487,207

Total Liabilities and Shareholders’ Equity	$825,344	$709,920

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

(In Thousands, Except Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES
Rental	$9,847	$7,890	$20,189	$14,861
Tenant Reimbursements	2,038	1,431	3,984	2,704

Total Revenues	11,885	9,321	24,173	17,565

EXPENSES
Operating and Maintenance	1,145	647	2,372	1,177
Property Taxes	1,698	1,055	3,364	1,915
Interest	2,638	2,338	5,445	4,731
General and Administrative	885	980	1,928	1,419
Property Management Fee to Related Party	112	105	254	223
Investment Management Fee to Related Party	1,783	798	3,486	1,479
Acquisition Expenses	998	—	998	—
Depreciation and Amortization	6,148	3,889	11,870	7,040

Total Expenses	15,407	9,812	29,717	17,984

OTHER INCOME AND EXPENSES
Interest and Other Income	140	536	261	1,332
Net Settlement Payments on Interest Rate Swaps	(152)	—	(233)	—
Gain (Loss) on Interest Rate Swaps and Cap	525	(6)	357	(19)
Loss on Note Payable at Fair Value	(128)	—	(693)	—

Total Other Income and Expenses	385	530	(308)	1,313

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES AND EQUITY IN LOSS OF UNCONSOLIDATED ENTITIES	(3,137)	39	(5,852)	894
PROVISION FOR INCOME TAXES	(58)	(346)	(87)	(517)
EQUITY IN LOSS OF UNCONSOLIDATED ENTITIES	(1,051)	(180)	(1,849)	(276)

NET (LOSS) INCOME	(4,246)	(487)	(7,788)	101

Net Loss (Income) Attributable to Non-Controlling Operating Partnership Units	8	2	21	(3)

NET (LOSS) INCOME ATTRIBUTABLE TO CB RICHARD ELLIS REALTY TRUST SHAREHOLDERS	$(4,238)	$(485)	$(7,767)	$98

Basic and Diluted Net (Loss) Income Per Share—Attributable to CB Richard Ellis Realty Trust Shareholders	$(0.06)	$(0.01)	$(0.11)	$—

Weighted Average Common Shares Outstanding—Basic and Diluted	74,543,506	40,139,105	70,844,927	37,083,587

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2009 and 2008 (unaudited)

(In Thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(7,788)	$101
Adjustments to Reconcile Net (Loss) Income to Net Cash Flows Provided by Operating Activities:
Equity in Loss of Unconsolidated Entities	1,849	276
Distribution from Unconsolidated Entities	4,135	—
(Gain) Loss on Interest Rate Swaps and Cap	(357)	19
Loss on Note Payable at Fair Value	693	—
Depreciation and Amortization of Building and Improvements	6,725	4,006
Amortization of Deferred Financing Costs	302	196
Amortization of Acquired In-Place Lease Value	5,070	3,006
Amortization of Above and Below Market Leases	397	(427)
Amortization of Lease Commissions	75	27
Amortization of Discount on Notes Payable	367	176
Deferred Income Taxes	—	347
Changes in Assets and Liabilities:
Accounts and Other Receivables	779	310
Deferred Rent	(320)	(690)
Other Assets	731	(272)
Accounts Payable and Accrued Expenses	(1,774)	321
Investment and Property Management Fees Payable to Related Party	(26)	(143)

Net Cash Flows Provided by Operating Activities	10,858	7,253

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Real Estate Property	(15,753)	(73,283)
Investment in Unconsolidated Entities	(37,332)	(35,406)
Distributions from Unconsolidated Entities	230	—
Purchase Deposit	(3,627)	(3,799)
Restricted Cash	66	198
Lease Commissions	(110)	(150)
Improvements to Investments in Real Estate	(289)	(168)

Net Cash Flows Used in Investing Activities	(56,815)	(112,608)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Common Shares—Public Offering	151	147
Proceeds from Additional Paid-in-Capital—Public Offering	148,809	141,333
Redemption of Common Shares	(6,519)	(1,515)
Payment of Offering Costs	(16,691)	(11,219)
Payment of Distributions	(11,271)	(8,897)
Distribution to Non-Controlling Interest	(74)	(71)
Proceeds from Notes Payable	—	14,865
Principal Payments on Notes Payable	(2,132)	(1,671)
Deferred Financing Costs	(6)	(178)
Security Deposits	46	46

Net Cash Flows Provided by Financing Activities	112,313	132,840
EFFECT OF FOREIGN CURRENCY TRANSLATION	568	53

Net Increase in Cash and Cash Equivalents	66,924	27,538
Cash and Cash Equivalents, Beginning of the Period	30,330	77,554

Cash and Cash Equivalents, End of the Period	$97,254	$105,092

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for Interest	$4,870	$4,262

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distributions Declared and Payable	$11,181	$5,907
Application of Deposit to Purchase Price of the Carolina Portfolio	$—	$551
Accrued Acquisition Costs Related to Real Property	$19	$143
Proceeds from Dividend Reinvestment Program	$7,784	$3,533

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Statement of Shareholders’ Equity and Non-Controlling Interest

For the Six Months Ended June 30, 2009 and 2008 (unaudited)

(In Thousands, Except Share Data)

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Permanent Shareholders’ Equity	Temporary Equity Non-Controlling Interest – Operating Partnership Units
	Shares	Amount
Balance at January 1, 2009	64,490,068	$645	$560,110	$(54,221)	$(19,327)	$487,207	$2,464
Net Loss	—	—	—	(7,767)	—	(7,767)	(21)
Foreign Currency Translation Gain	—	—	—	—	9,312	9,312	30

Total Comprehensive Income	—	—	—	(7,767)	9,312	1,545	9

Net Contributions From Public Offering of Common Shares, $0.01 Par Value	15,948,990	159	156,586	—	—	156,745	—
Costs Associated with Public Offering	—	—	(16,049)	—	—	(16,049)	—
Redemption of Common Shares	(732,311)	(7)	(6,512)	—	—	(6,519)	—
Adjustment to Record Non-Controlling Interest at Redemption Value	—	—	(65)	—	—	(65)	65
Distributions	—	—	—	(21,246)	—	(21,246)	(74)

Balance at June 30, 2009	79,706,747	$797	$694,070	$(83,234)	$(10,015)	$601,618	$2,464

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Permanent Shareholders’ Equity	Temporary Equity Non-Controlling Interest – Operating Partnership Units
	Shares	Amount
Balance at January 1, 2008 as Previously Reported	31,076,709	$311	$264,954	$(20,274)	$41	$245,032	$1,495
Adjustment to Record Non-Controlling Interest of Redemption Value		—	(967)	—	(2)	(969)	969

Balance at January 1, 2008	31,076,709	311	263,987	(20,274)	39	244,063	2,464
Net Income	—	—	—	98	—	98	3
Foreign Currency Translation Gain	—	—	—	—	10	10	—

Total Comprehensive Income	—	—	—	98	10	108	3

Net Contributions From Public Offering of Common Shares, $0.01 Par Value	14,731,984	147	141,333	—	—	141,480	—
Costs Associated with Public Offering	—	—	(10,842)	—	—	(10,842)	—
Redemption of Common Shares	(174,616)	(2)	(1,513)	—	—	(1,515)	—
Adjustment to Record Non-Controlling Interest at Redemption Value	—	—	(68)		—	(68)	68
Distributions	—	—	—	(10,791)	—	(10,791)	(71)

Balance at June 30, 2008	45,634,077	$456	$392,897	$(30,967)	$49	$362,435	$2,464

See accompanying notes to condensed consolidated financial statements

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

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

The registration statement relating to our follow-on public offering was declared effective by the SEC on January 30, 2009. CNL Securities Corp. is the dealer manager of this offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through June 30, 2009, the Company received gross offering proceeds of approximately $130,945,804 from the sale of 13,116,267 common shares of beneficial interest.

The Company operates in an umbrella partnership REIT structure in which its majority-owned subsidiary, CBRE OP, owns, directly or indirectly, substantially all of the properties acquired on behalf of the Company. As of June 30, 2009, the Company, as the sole general partner of CBRE OP, owns approximately 99.69% of the common partnership units therein. REIT Holdings, an affiliate of the Investment Advisor, holds the remaining non-controlling interest through 246,361 limited partnership units representing approximately a 0.31% ownership

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

interest in the total limited partnership units. In exchange for services provided to the Company relating to its formation and future services, REIT Holdings also owns a Class B limited partnership interest (“Class B interest”). The Investment Advisor is affiliated with the Company in that the two entities have common officers and trustees, some of whom also own equity interests in the Investment Advisor and the Company. All business activities of the Company are managed by the Investment Advisor.

Unless the context otherwise requires or indicates, references to “CBRE REIT,” “we,” “the Company,” “our,” and “us” refer to the activities of and the assets and liabilities of the business and operations of CB Richard Ellis Realty Trust and its subsidiaries.

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

In the opinion of management, all adjustments of a normal recurring nature considered necessary in all material respects to present fairly our financial position, results of our operations and cash flows as of and for the three months and six months ended June 30, 2009 and 2008 have been made. The results of operations for the three months and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results of operations to be expected for the entire year. We have evaluated subsequent events for recognition or disclosure through August 14, 2009, which was the date we filed this Form 10-Q with the SEC.

Principles of Consolidation

Because we are the sole general partner and majority owner of CBRE OP and have majority control over their management and major operating decisions, the accounts of CBRE OP are consolidated in our financial statements The interests of REIT Holdings are reflected in non-controlling interest in the accompanying consolidated financial statements. All significant inter-company accounts and transactions are eliminated in consolidation. CB Richard Ellis Investors, LLC (“CBRE Investors”), an affiliate of the Investment Advisor, also owns a non-controlling interest in us through its ownership of 243,229 common shares of beneficial interest at June 30, 2009 and December 31, 2008.

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

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

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

We carry our investments in CBRE Strategic Partners Asia, the Duke joint venture and Afton Ridge on the equity method of accounting because we have the ability to exercise significant influence (but not control) over operating and financial policies of each such entity. We eliminate transactions with such equity method entities to the extent of our ownership in each such entity. Accordingly, our share of net income (loss) of these equity method entities is included in consolidated net income (loss). Under the equity method, impairment losses are recognized upon evidence of other-than-temporary losses of value. We recognized an impairment for our unconsolidated investment in CBRE Strategic Partners Asia in the amount of approximately $2,291,000 during the six months ended June 30, 2009.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

Cash Equivalents

We consider short-term investments with maturities of three months or less when purchased to be cash equivalents. As of June 30, 2009 and December 31, 2008, cash equivalents consisted primarily of investments in money market funds.

Restricted Cash

Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of June 30, 2009 and December 31, 2008, our restricted cash balance was $1,240,000 and $1,306,000, respectively, which represents amounts set aside as impounds for future property tax payments as required by our agreements with our lenders.

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

Accounting for Derivative Financial Investments and Hedging Activities

We account for our derivative and hedging activities, if any, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) as amended, which requires all derivative instruments to be carried at fair value on the balance sheet. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. We periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within shareholders’ equity. Calculation of a fair value of derivative instruments also requires management to use estimates. Amounts will be reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No. 133. The changes in fair value hedges are accounted for by recording the fair value of the derivative instruments on the balance sheet as either assets or liabilities, with the corresponding amount recorded in current period earnings. Interest rate swap derivatives are sometimes executed for interest rate management purposes, but are not designated as qualifying hedges in accordance with SFAS No. 133. Therefore, changes in fair values are recognized in current earnings.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging

Activities,” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, SFAS No. 161 requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for quarterly interim periods beginning after November 15, 2008, and fiscal years that include those quarterly interim periods, with early application encouraged. We adopted SFAS No. 161 on a prospective basis on January 1, 2009. The adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements.

Investments in Real Estate

Our investment in real estate is stated at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Buildings and Improvements	39 years
Site Improvements	15 and 25 years
Tenant Improvements	Shorter of the useful lives or the terms of the related leases

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred. As of June 30, 2009 and December 31, 2008, we owned, on a consolidated basis, 53 and 52 real estate investments, respectively.

On June 29, 2009, we acquired 13201 Wilfred Lane, a single tenant warehouse distribution building located in Rogers, MN, a suburb of Minneapolis. The purchase price was $15,340,000.

Other Assets

Other assets include the following as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Purchase deposits	$3,627	$—
Prepaid insurance	393	233
Interest rate cap at fair value	1	1
Other	52	954

Total	$4,073	$1,188

See Commitments and Contingencies Note 18 for a discussion of purchase deposits.

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

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

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

Non-Controlling Interest

We owned a 99.69%, a 99.62% and a 99.46% operating partnership unit interest in CBRE OP as of June 30, 2009, December 31, 2008 and June 30, 2008, respectively. The remaining 0.31%, 0.38 and 0.54% operating partnership unit interest as of June 30, 2009, December 31, 2008, June 30, 2008, respectively, was owned by REIT Holdings in the form of 246,361 non-controlling operating partnership units which were exchangeable on a one for one basis for common shares of CBRE REIT, with an estimated aggregate redemption value of $2,464,000.

Impairment of Long-Lived Assets

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Management believes no impairment in the net carrying values of the consolidated investments in real estate has occurred as of June 30, 2009.

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

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

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

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable period ended December 31, 2004. To qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains,) adjusted taxable income, as defined in the Code, to our shareholders and satisfy certain other organizational and operating requirements. We generally will not be subject to U.S. federal income taxes if we distribute 100% of our taxable income for each year to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to U.S. federal income taxes and excise taxes on our undistributed taxable income. We believe that we have met all of the REIT distribution and technical requirements for the six months ended June 30, 2009 and the year ended December 31, 2008. Management intends to continue to adhere to these requirements and maintain our REIT qualification.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

Revenue Recognition

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $6,785,000 as security for such leases at June 30, 2009 and December 31, 2008.

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

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $154,000 and $180,000 as of June 30, 2009 and December 31, 2008, respectively. During the quarter ended June 30, 2009, we wrote off $192,000 of the uncollectible rent receivables for bankrupt tenant, Aleris, at Kings Mountain I. In addition, the unamortized tangible and intangible asset balances attributable to Aleris totaling $1,071,000 were also written off during the quarter, of which $546,000, $130,000, and $395,000 are related to above market leases, tenant improvements, and in place lease value, respectively.

Offering Costs

Offering costs totaling $16,050,000 and $10,842,000 were incurred during the six months ended June 30, 2009 and 2008, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Offering costs incurred through June 30, 2009 totaled $68,203,000. Of the total amount, $58,600,000 was incurred to CNL Securities Corp., as dealer manager; $3,969,000 was incurred to CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor; $251,000 was incurred to the Investment Advisor for reimbursable marketing costs and $5,383,000 was incurred to other service providers. Each party will be paid the amount incurred from proceeds of the public offering. As of June 30, 2009 and December 31, 2008, the accrued offering costs payable to related parties included in our consolidated balance sheets were $3,750,000 and $4,390,000, respectively. Offering costs payable to unrelated parties of $133,000 and $132,000 at June 30, 2009 and December 31, 2008, respectively, were included in accounts payable and accrued expenses.

Deferred Financing Costs and Discounts on Notes Payable

Direct costs incurred in connection with obtaining financing are amortized over the respective term of the loan on a straight-line basis, which approximates the effective interest method.

Discounts on notes payable are amortized to interest expense based on the effective interest method.

Translation of Non-U.S. Currency Amounts

The financial statements and transactions of our United Kingdom real estate operation is recorded in its functional currency, namely the Great Britain Pound (“GBP”) and is then translated into U.S. dollars (“USD”).

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

Assets and liabilities of this operation are denominated in the functional currency and are then translated at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the reporting period. Translation adjustments are reported in “Accumulated Other Comprehensive Income (Loss),” a component of Shareholders’ Equity.

The carrying value of our United Kingdom assets and liabilities fluctuate due to changes in the exchange rate between the USD and the GBP. The exchange rate of the USD to the GBP was $1.6454 and $1.4593 at June 30, 2009 and December 31, 2008, respectively.

Class B Interest – Related Party

Effective July 1, 2004, REIT Holdings, an affiliate of the Investment Advisor, was granted a Class B interest in CBRE OP. The Class B interest is an equity instrument issued to non-employees in exchange for services. As modified by the second amended and restated agreement of limited partnership of CBRE OP entered into on January 30, 2009 (the “Second Amended Partnership Agreement”), the holder is entitled to receive distributions made by CBRE OP in an amount equal to 15% of all net sales proceeds on dispositions of properties or other assets (including by liquidation, merger or otherwise) after the other partners including us, have received in the aggregate, cumulative distributions from property income, sales proceeds or other services equal to (i) the total capital contributions made to CBRE OP and (ii) a 7% annual, uncompounded return on such capital contributions. The terms of the termination provision relating to the Class B interest requires its forfeiture in the event the Advisor unilaterally terminates the Investment Advisory Agreement. As a result future changes in the fair value of the Class B interest will be deferred from recognition in the financial statements until a listing of the common shares on a national securities exchange or a change in control transaction takes place.

Earnings Per Share Attributable to CB Richard Ellis Realty Trust Shareholders

Basic net income (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding during each period. The computation of diluted net income (loss) further assumes the dilutive effect of stock options, stock warrants and contingently issuable shares, if any. In accordance with SFAS No. 128, “Earnings Per Share,” as we have recorded a net loss for the three and six months ended June 30, 2009, the effect of stock options, stock warrants and contingently issuable shares, if any, would be anti–dilutive, and accordingly, if there were any of these instruments outstanding, they would be excluded from the earnings per share computation. In addition, no stock options, stock warrants or contingently issuable shares have ever been issued. As a result, there is no difference in basic and diluted shares.

Fair Value of Financial Instruments

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), on a prospective basis, as amended by FASB Staff Position SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. SFAS 157 applies prospectively to all other accounting pronouncements that require or permit fair value measurements. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

financial statements on a recurring basis to fiscal years beginning after November 15, 2008. In addition, we adopted FASB Staff Position 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 to financial instruments in an inactive market. The adoption of SFAS 157 and FSP FAS 157-1, 157-2 and 157-3 did not have a material impact on our consolidated financial statements since we generally do not record our financial assets and liabilities in our consolidated financial statements at fair value.

Effective January 1, 2008, we also adopted, on a prospective basis, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of SFAS 159 had an impact on our consolidated financial statements since we elected to apply the fair value option for one of our eligible mortgage notes payable that was newly issued debt during the quarter ended December 31, 2008.

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

We determined the fair value of our secured notes payable and other debt instruments by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market discount rate by obtaining period-end treasury rates for fixed-rate debt, or LIBOR rates for variable-rate debt, for maturities that correspond to the maturities of our debt and then adding an appropriate credit spread derived from information obtained from third-party financial institutions. These credit spreads take into account factors such as our credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratios of the debt.

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

We adopted SFAS 157 for our non-financial assets and non-financial liabilities on January 1, 2009 in accordance with FSP FAS 157-2. The adoption of SFAS 157 to our non-financial assets and liabilities did not have a material impact to our consolidated financial statements. Assets and liabilities typically recorded at fair value on a non-recurring basis to which SFAS 157 is applied on January 1, 2009 include:

•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination;

•	Long-lived assets measured at fair value due to an impairment assessment under SFAS 144; and

•	Asset retirement obligations initially measured under SFAS No. 143, “Accounting for Asset Retirement Obligations”

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

Pronouncement Affecting the Presentation of Non-controlling (Minority) Interests in the Operating Partnership

Effective January 1, 2009, we adopted the provisions of SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that amounts formerly reported as minority interests in our consolidated financial statements be reported as non-controlling interests. In connection with the issuance of SFAS 160, certain revisions were also made to EITF No. Topic D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”). These revisions clarify that non-controlling interests with redemption provisions outside of the control of the issuer and non-controlling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer are subject to evaluation under EITF D-98 to determine the appropriate balance sheet classification and measurement of such instruments.

With respect to the operating partnership units, EITF D-98 requires that non-controlling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer be further evaluated under EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) (paragraphs 12 -32) to determine whether permanent equity or temporary equity classification on the balance sheet is appropriate. Since the operating partnership units contain such a provision, the Company evaluated this guidance and determined that the operating partnership units do not meet the EITF 00-19 requirements to qualify for equity presentation. As a result, upon the adoption of SFAS 160 and the related revisions to EITF D-98, the operating partnership units are presented in the temporary equity section of the consolidated balance sheets and reported at the higher of their proportionate share of the net assets of CBRE OP or fair value, with period to period changes in value reported as an adjustment to shareholder’s equity. Under the terms of Second Amended Partnership Agreement the fair value of the operating partnership units is determined as an amount equal to the redemption value as defined in the Second Amended Partnership Agreement. This balance sheet measurement represents a change to previously reported balance sheet amounts for the operating partnership units since under previous accounting guidance the operating partnership units were reported based on periodic adjustments for their proportionate share of earnings allocations from CBRE OP.

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

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

Pronouncement Affecting Operating Property Acquisitions

Effective January 1, 2009, we adopted the provisions SFAS No. 141(R) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires an acquiring entity to recognize acquired assets and assumed liabilities in a transaction at fair value as of the acquisition date and changes the accounting treatment for certain items, including acquisition costs, which is required to be expensed as incurred. SFAS 141(R) is required to be applied on a prospective basis.

The adoption of SFAS 141(R) could have an impact on the cost allocation of future acquisitions and requires us to expense acquisition costs for future property acquisitions. The adoption of SFAS 141(R) had an effect on our consolidated financial statements, results of operations and cash flows for the six months ended June 30, 2009. We expensed $998,000 of acquisition costs during the six months ended June 30, 2009.

New Accounting Pronouncements

Effective April 1, 2009, the Company adopted the provisions of FASB Staff Position SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). FSP SFAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states, which is that the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The adoption of FSP SFAS 157-4 did not have a material effect on the Company’s financial statements.

Effective April 1, 2009, the Company adopted the provisions of FASB Staff Position SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1” and “APB 28-1”). FSP SFAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to the issuance of FSP SFAS 107-1, fair values for these assets and liabilities were only disclosed once a year. FSP SFAS 107-1 now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP SFAS 107-1 and APB 28-1 do not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP SFAS 107-1 and APB 28-1 require comparative disclosures only for periods ending subsequent to initial adoption. The adoption of FSP SFAS 107-1 and APB 28-1 did not have a material effect on the Company’s financial statements.

Effective for the second quarter of 2009, the Company adopted the provisions of SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. SFAS 165 also requires disclosure of the date through which subsequent events are evaluated by management (see Basis of Presentation in this footnote and Note 21). The adoption of SFAS 165 did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP SFAS 115-2 and FSP SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2 and SFAS 124-2”). FSP SFAS 115-2 and SFAS 124-2 changes the method for determining whether an other-than-temporary impairment exists for debt securities and

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

the amount of the impairment to be recorded in earnings, as well as expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. FSP SFAS 115-2 and SFAS 124-2 are effective for fiscal years, and interim periods within those fiscal years, ending after June 15, 2009. The adoption of FSP SFAS 115-2 and SFAS 124-2 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) which amends the guidance for identifying the primary beneficiary in variable interest entities, requires ongoing assessments for purposes of identifying the primary beneficiary, and eliminates the scope exception for qualifying special-purpose entities. SFAS 167 will be effective for our first quarter 2010. We are currently assessing the impact, if any, of adopting SFAS 167 on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” —a replacement of FASB Statement No. 162, or SFAS No. 168, which will become the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt SFAS No. 168 as of September 30, 2009. The adoption of SFAS No. 168 is not expected to have a material impact on our consolidated financial statements.

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

13201 Wilfred Lane was acquired on June 29, 2009 for $15,340,000. Acquisition related expenses of $341,000 associated with this property acquisition were expensed as incurred during the three and six months ended June 30, 2009. The purchase price allocation to the assets and liabilities acquired at 13201 Wilfred Lane are preliminary and are subject to revision based on the finalization of appraisals of the assets and liabilities acquired.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for the above noted acquisitions during the six months ended June 30, 2009 and designated as real estate held for investment (in thousands):

Property	Land	Site Improvements	Building Improvements	Tenant Improvements	Acquired In- Place Lease Value	Above Market Lease Value	Below Market Lease Value	Discount on Notes	Purchase Price	Notes Payable Assumed	Net Assets Acquired
13201Wilfred Lane	$2,220	$402	$11,174	$127	$2,405	$—	$(988)	$—	$15,340	$—	$15,340

	$2,220	$402	$11,174	$127	$2,405	$—	$(988)	$—	$15,340	$—	$15,340

Building Improvements are depreciated over 39 years; Site Improvements are depreciated over 15 and 25 years; Tenant Improvements, Acquired In-Place Lease Value, Above Market Lease Value and Below Market Lease Value are amortized over the remaining lease terms at the time of acquisition.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

4. Transfer of Held for Sale Real Estate to Investments in Real Estate

As of December 31, 2007, we had 18 properties classified as held for sale and during the year ended December 31, 2008 they were transferred to continuing operations. During the period ended September 30, 2008, management determined that greater long-term value could be realized from operating the properties than could be achieved in a sale of the properties in the current market. As a result of the transfer of the previously held for sale real estate to investments in real estate, a loss was recorded during 2008 in the amount of $3,451,000 to measure each of the properties at the lower of its carrying amount adjusted for depreciation and amortization expense that would have been recognized had the asset been continuously classified as held for investment, or its fair value at the date of the decision not to sell. Prior period revenues and expenses from continuing operations increased by the following amount as a result of the reclassification of amounts previously reported as discontinued operations for the three and six months ended June 30, 2008 (in thousands):

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Revenues
Rental	$1,170	$2,328
Tenant Reimbursements	170	373

Total Revenues	1,340	2,701

Expenses
Operating and Maintenance	60	107
Property Taxes	239	468
General and Administrative	7	38
Property Management Fee to Related Party	35	89

Total Expenses	341	702

Provision for Income Taxes in Discontinued Operations	(255)	(367)

Amounts Previously Reported as Income from Discontinued Operations	744	1,632
Impact of Reclassification on Net Income Attributable to Non-Controlling Operating Partnership Units from Discontinued Operations	(3)	(10)

Impact of Reclassification on Net Income Attributable to CB Richard Ellis Realty Trust Shareholders from Discontinued Operations	$741	$1,622

5. Investments in Unconsolidated Entities

Investments in unconsolidated entities at June 30, 2009 and December 31, 2008 consist of the following (in thousands):

	June 30, 2009	December 31, 2008
CBRE Strategic Partners Asia	$830	$(1,398)
Duke Joint Venture	139,661	110,366
Afton Ridge	21,930	22,735

	$162,421	$131,703

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

The following is a summary of the investments in unconsolidated entities at June 30, 2009 (in thousands):

Investment Balance, January 1, 2009	$131,703
Contributions	36,883
REIT Basis Additions	43
Other Comprehensive Income of Unconsolidated Entities	7
Company’s Equity in Net Loss (including adjustments for basis differences)	(1,850)
Distributions	(4,365)

Investment Balance, June 30, 2009	$162,421

CBRE Strategic Partners Asia

We have agreed to a capital commitment of $20,000,000 in CBRE Strategic Partners Asia, which extends for 24 months (to January 31, 2010) after the close of the final capital commitment. Through June 30, 2009, we contributed $4,868,000 ($4,668,000 of which was contributed during the six months ended June 30, 2009) of our capital commitment. CBRE Investors, our sponsor, formed CBRE Strategic Partners Asia to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in Asia, including China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. The initial closing of CBRE Strategic Partners Asia was in October 2007, with additional commitments being accepted through January 2008. CBRE Strategic Partners Asia closed on January 31, 2008, with aggregate capital commitments of $394,200,000. CBRE Strategic Partners Asia has an eight year term, which may be extended for up to two one-year periods with the approval of two-thirds of the limited partners.

As of June 30, 2009, CBRE Strategic Partners Asia, with its parallel fund, CB Richard Ellis Strategic Asia II, L.P., had aggregate investor commitments of approximately $394,200,000 from institutional investors including CBRE Investors. As of June 30, 2009, we owned an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. Our capital commitment is currently being pledged as collateral for borrowings of CBRE Strategic Partners Asia of which our pro-rata portion of such borrowings was approximately $9,160,000 based on our 5.07% ownership interest in CBRE Strategic Partners Asia at June 30, 2009. As of June 30, 2009, CBRE Strategic Partners Asia had acquired ownership interests in ten properties, five in China and five in Japan. Currency translation gains were recognized as Other Comprehensive Income in the amount of $7,000 and $186,000 for the six months ended June 30, 2009 and 2008, respectively.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

Consolidated Balance Sheets of CBRE Strategic Partners Asia as of June 30, 2009 and December 31, 2008 (unaudited) (in thousands):

	June 30, 2009	December 31, 2008
Assets
Real Estate Net	$259,917	$307,189
Other Assets	33,309	12,481

Total Assets	$293,226	$319,670

Liabilities and Equity
Notes Payable	$81,858	$95,606
Loan Payable	180,663	230,016
Other Liabilities	13,132	18,517

Total Liabilities	275,653	344,139

Company’s Equity (Deficit)	830	(1,398)
Other Investors’ Equity (Deficit)	16,743	(23,071)

Total Liabilities and Equity (Deficit)	$293,226	$319,670

Consolidated Statements of Operations of CBRE Strategic Partners Asia for the three and six months ended June 30, 2009 and 2008 (unaudited) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total Revenues	$12,001	$413	$12,295	$839
Total Expenses	39,991	3,798	60,165	6,518

Net Loss	$(27,990)	$(3,385)	$(47,870)	$(5,679)

Company’s Equity (Deficit) in Net Loss	$(1,430)	$(181)	$(2,449)	$(277)

Included in our equity (deficit) in net loss of CBRE Strategic Partners Asia is an other than temporary impairment of our investment in the amount of $1,424,000 and $2,291,000 for the three and six months ended June 30, 2009. The impairment was based on level 3 fair value measurements of the underlying real estate properties of CBRE Strategic Partners Asia which principally includes the use of unobservable inputs that are based on assumptions of what actual market participants would use.

Duke Joint Venture

On May 5, 2008, we entered into a contribution agreement with Duke Realty Limited Partnership (“Duke”), a subsidiary of Duke Realty Corporation (NYSE: DRE), to form the Duke joint venture to acquire $248,900,500 in industrial real property assets (the “Industrial Portfolio”). The Industrial Portfolio consists of six bulk industrial built-to-suit, fully leased properties. On September 12, 2008, we entered into a first amendment to the contribution agreement to acquire a fully leased office building for $37,111,000 increasing and revising the pricing on the original six properties for a total purchase commitment to $282,400,000. On March 30, 2009, the Duke joint venture entered into a purchase and sale agreement to acquire two fully leased office buildings for an

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

aggregate $31,750,000 and concurrently entered into a contribution agreement to acquire a fully leased warehouse / industrial building for $9,300,000, increasing the total purchase commitment to $323,450,000 as of March 30, 2009. We own an 80% interest and Duke owns a 20% interest in the Duke joint venture.

On June 12, 2008, September 30, 2008 and December 10, 2008, the Duke joint venture acquired fee interests in seven properties pursuant to the contribution agreement. All of the properties acquired are new built-to-suit, 100% leased, single-tenant buildings that had limited or no operating history prior to acquisition. The Duke joint venture obtained financing from 40/86 Mortgage Capital, Inc. for each of the seven properties acquired in 2008. The financings, totaling $150,000,000, carry an interest rate of 5.58%, a term of five years and are cross-collateralized among the properties. The seven buildings were completed in 2007 and 2008.

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

On June 18, 2009, the Duke joint venture entered into a contribution agreement with Duke to acquire, subject to customary closing conditions, Goodyear Crossing Ind. Park II, located at 16920 W. Commerce Drive, Goodyear, AZ, a suburb of Phoenix. The Duke joint venture will acquire Goodyear Crossing Ind. Park II for approximately $45,260,000, exclusive of transaction costs further increasing the total purchase commitment to $368,710,000. We own an 80% interest in the Duke joint venture and, at closing, we will make a cash contribution of approximately $36,200,000 to the Duke joint venture in connection with the acquisition, which we expect to fund using the net proceeds from our offering. Goodyear Crossing Ind. Park II is a warehouse /distribution building that was completed in 2008, and is currently being expanded to a total of 820,384 square feet. The property is 100% leased to Amazon.com.axdc, Inc., with a guarantee from its parent Amazon.com. The lease expires ten years after completion of the expansion, with completion projected for October 2009 resulting in a projected expiration date of October 2019. While we anticipate this acquisition will close during the fourth quarter of 2009, the agreement is subject to a number of contingencies, including, but not limited to, completion of the expansion and acceptance by the tenant of the space, and there can be no assurance that the acquisition will occur. We have provided deposits of $1,646,750 in connection with the execution of the agreement that is refundable in the event that certain closing conditions are not met.

As of June 30, 2009, the Duke joint venture has purchased approximately $323,450,000 of assets, exclusive of acquisition fees and closing costs, and holds interests in 10 properties, three located in Florida, two located in Indiana, two located in Texas and one in each of Arizona, Tennessee and Ohio.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

The following table provides further detailed information concerning the properties held in the Duke joint venture at June 30, 2009:

Property and Market	Property Type	Net Rentable Square Feet	Tenant	Lease Expiration	Approximate Purchase Price (1)	Pro Rata Share of Approximate Purchase Price (2)	Approximate Debt Financing	Acquisition Fee (3)
Buckeye Logistics Center / Phoenix, AZ	Warehouse/ Distribution	604,678	Amazon.com(4)	06/2018	$43,601,000	$34,880,800	$20,000,000	$349,000
201 Sunridge Blvd. / Dallas, TX	Warehouse/ Distribution	822,550	Unilever(5)	09/2018	31,626,000	25,300,800	19,400,000	253,000
12200 President’s Court / Jacksonville, FL	Warehouse/ Distribution	772,210	Unilever(5)	09/2018	36,956,000	29,564,800	21,600,000	296,000
AllPoints at Anson Bldg. 1 / Indianapolis, IN	Warehouse/ Distribution	630,573	Amazon.com(4)	07/2018	33,401,000	26,720,800	17,000,000	267,000
Aspen Corporate Center 500 / Nashville, TN	Office	180,147	Verizon Wireless(6)	10/2018	37,111,000	29,688,800	21,200,000	297,000
125 Enterprise Parkway / Columbus, OH	Warehouse/ Distribution	1,142,400	Kellogg’s	03/2019	47,905,000	38,324,000	26,800,000	383,000
AllPoints Midwest Bldg. 1 / Indianapolis, IN	Warehouse/ Distribution	1,200,420	Prime Distribution	05/2019	51,800,000	41,440,000	24,000,000	414,000
22535 Colonial Pkwy. / Houston, TX	Office	89,750	Det Norske Veritas	06/2019	14,700,000	11,760,000	—	176,400
Celebration Office Center III / Orlando, FL	Office	100,924	Disney Vacation Development	04/2016	17,050,000	13,640,000	—	204,600
Fairfield Distribution Ctr. IX / Tampa, FL	Warehouse/ Distribution	136,212	Iron Mountain	08/2025	9,300,000	7,440,000	—	111,600

		5,679,864			$323,450,000	$258,760,000	$150,000,000	$2,751,600

(1)	Approximate total purchase price, exclusive of closing costs, paid by the Duke joint venture for each of these properties.
(2)	Pro rata share of approximate purchase price is at our pro rata share of effective ownership for each of these properties, which was funded using net proceeds from our public offerings.
(3)

Acquisition fees paid to our Investment Advisor are included in the total acquisition cost for the properties acquired prior to January 1, 2009, but are included as acquisition expenses for properties acquired subsequent to December 31, 2008.

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

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

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

Consolidated Balance Sheet of the Duke joint venture as of June 30, 2009 (unaudited) (in thousands):

	June 30, 2009	REIT Basis Adjustments (1)	Total
Assets
Real Estate Net	$288,865	$3,072	$291,937
Other Assets	34,414	(82)	34,332

Total Assets	$323,279	$2,990	$326,269

Liabilities and Equity
Notes Payable	$150,000	$—	$150,000
Other Liabilities	2,616	—	2,616

Total Liabilities	152,616	—	152,616

Company’s Equity	136,671	2,990	139,661
Other Investor’s Equity	33,992	—	33,992

Total Liabilities and Equity	$323,279	$2,990	$326,269

(1)

REIT Basis Adjustments include those costs incurred outside of the Duke joint venture that are directly capitalizable to its investment in real estate assets acquired within the Duke joint venture including acquisition costs paid to our Investment Advisor for those properties acquired prior to January 1, 2009.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

(1)

REIT Basis Adjustments include those costs incurred outside of the Duke joint venture that are directly capitalizable to its investment in real estate assets acquired within the Duke joint venture including acquisition costs paid to our Investment Advisor for those properties acquired prior to January 1, 2009.

Consolidated Statement of Operations of the Duke joint venture for the three and six months ended June 30, 2009 and 2008 (unaudited) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total Revenue	$6,819	$217	$13,030	$217
Operating Expenses	1,316	53	2,477	53
Interest	2,144	—	4,288	—
Depreciation and Amortization	3,047	163	5,836	163

Net Income	$312	$1	$429	$1

Company’s Share in Net Income	$312	1	$429	$1
Adjustment for Company Basis	(22)	—	(54)	—

Company’s Equity in Net Income	$290	$1	$375	$1

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

Afton Ridge Shopping Center is located at the intersection of I-85 and Kannapolis Parkway, in Kannapolis, NC. We acquired our ownership interest in Afton Ridge for approximately $45,000,000, exclusive of customary closing costs, which was funded using net proceeds from our initial public offering. Upon closing, we paid our Investment Advisor an acquisition fee of approximately $450,000. This acquisition fee is not included in the $45,000,000 total acquisition cost of Afton Ridge, but is included as additional cost basis at our wholly-owned investment subsidiary.

The purchase agreement with the seller contained a two year master lease agreement whereby rental revenues were guaranteed by the seller on the 9% unoccupied space at the date of the acquisition up to a maximum of $1,102,000. In addition, leasing commissions and tenant improvement allowances were to be reimbursed under the purchase agreement up to $934,000 over the same two year period for leasing activities incurred by Afton Ridge to lease this unoccupied space. As of June 30, 2009, $394,000 in rental revenue guarantee payments and $437,000 in leasing commission and tenant reimbursement payments have been received by Afton Ridge and treated as purchase price adjustments in the period when the contingency was resolved on the Afton Ridge standalone financial statements. Our pro-rata share of such purchase price adjustments have been treated as a reduction of our investment in Afton Ridge.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

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

Consolidated Balance Sheet of Afton Ridge as of June 30, 2009 (unaudited) (in thousands):

	June 30, 2009	REIT Basis Adjustments (1)	Total
Assets
Real Estate Net	$48,633	$648	$49,281
Other Assets	4,983	(16)	4,967

Total Assets	$53,616	$632	$54,248

Liabilities and Equity
Note Payable	$25,500	$—	$25,500
Other Liabilities	4,451	—	4,451

Total Liabilities	29,951	—	29,951

Company’s Equity	21,298	632	21,930
Other Investor’s Equity	2,367	—	2,367

Total Liabilities and Equity	$53,616	$632	$54,248

(1)

REIT Basis Adjustments include those costs incurred outside of Afton Ridge that are directly capitalizable to its investment in real estate assets acquired within Afton Ridge including acquisition costs paid to our Investment Advisor.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

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

(1)

REIT Basis Adjustments include those costs incurred outside of Afton Ridge that are directly capitalizable to its investment in real estate assets acquired within Afton Ridge including acquisition costs paid to our Investment Advisor.

Consolidated Statements of Operations of Afton Ridge for the three and six months ended June 30, 2009 (unaudited) (in thousands); there were no activities for the three and six months ended June 30, 2008:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Total Revenues	$1,272	$2,555
Operating Expenses	338	639
Interest	376	752
Depreciation and Amortization	456	906

Net Income	$102	$258

Company’s Share in Net Income	$92	$233
Adjustments for REIT Basis	(5)	(10)

Company’s Equity in Net Income	$87	$223

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

6. Acquisition Related Intangible Assets and Liabilities

Our acquisition related intangible assets are included in the consolidated balance sheets as acquired in-place lease value asset, acquired above market lease value asset and acquired below market lease liability.

The following is a schedule of future amortization of acquisition related intangible assets and liabilities as of June 30, 2009 (in thousands):

	Acquired In-Place Lease Value Asset	Below Market Lease Liability	Above Market Lease Asset
2009 (Six months ending December 31, 2009)	$4,526	$1,485	$1,183
2010	7,370	2,792	2,264
2011	6,510	2,737	2,164
2012	4,911	1,996	2,116
2013	3,425	1,216	1,295
2014	2,164	1,120	196
Thereafter	10,304	4,277	237

	$39,210	$15,623	$9,455

The amortization of the above- and below-market leases included in rental revenue were ($1,173,000) and $1,193,000, respectively, for the three months ended June 30, 2009; and ($251,000) and $540,000, respectively, for the three months ended June 30, 2008. The amortization of in-place lease value included in amortization expense was $2,675,000 and $1,650,000 for the three months ended June 30, 2009 and 2008, respectively.

The amortization of the above- and below-market leases included in rental revenue were ($1,866,000) and $1,469,000, respectively, for the six months ended June 30, 2009; and ($514,000) and $941,000, respectively, for the six months ended June 30, 2008. The amortization of in-place lease value included in amortization expense was $5,070,000 and $3,006,000 for the six months ended June 30, 2009 and 2008, respectively.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

7. Debt

Notes Payable secured by real property are summarized as follows (in thousands):

	Interest Rate as of		Maturity Date	Notes Payable as of
Property	June 30, 2009	December 31, 2008		June 30, 2009	December 31, 2008
REMEC	4.79%	4.79%	November 1, 2011	$13,250	$13,250
300 Constitution	4.84	4.84	April 1, 2012	12,000	12,000
Deerfield Commons I.(1)	5.23	5.23	December 1, 2015	9,725	9,725
602 Central Blvd.(2)(3)	2.17	6.79	April 27, 2014	9,049	8,026
Bolingbrook Point III	5.26	5.26	January 1, 2015	9,000	9,000
Fairforest Bldg. 5(4)	6.33	6.33	February 1, 2024	10,552	10,767
Fairforest Bldg. 6(4)	5.42	5.42	June 1, 2019	3,386	3,512
HJ Park—Bldg. 1(4)	4.98	4.98	March 1, 2013	1,042	1,167
North Rhett I(4)	5.65	5.65	August 1, 2019	4,409	4,567
North Rhett II(4)	5.20	5.20	October 1, 2020	2,425	2,503
North Rhett III(4)	5.75	5.75	February 1, 2020	1,972	2,038
North Rhett IV(4)	5.80	5.80	February 1, 2025	10,538	10,742
Mt Holly Bldg.(4)	5.20	5.20	October 1, 2020	2,425	2,503
Orangeburg Park Bldg.(4)	5.20	5.20	October 1, 2020	2,466	2,545
Kings Mountain I(4)	5.27	5.27	October 1, 2020	2,098	2,165
Kings Mountain II(4)	5.47	5.47	January 1, 2020	6,279	6,495
Union Cross Bldg. I(4)	5.50	5.50	July 1, 2021	3,025	3,111
Union Cross Bldg. II(4)	5.53	5.53	June 1, 2021	9,248	9,515
Thames Valley Five(3)(5)	6.42	6.42	May 30, 2013	12,340	10,945
Lakeside Office Center(6)	6.03	6.03	September 1, 2015	9,000	9,000
Enclave on the Lake(7)	5.45	5.45	May 1, 2011	18,451	18,623
Albion Mills Retail Park(3)(8)(9)	5.25	5.25	October 10, 2013	9,495	8,360
Avion Midrise III & IV(10)	5.52	5.52	April 1, 2014	21,960	22,154

Notes Payable				184,135	182,713
Less Discount				(4,076)	(4,443)
Less Albion Mills Retail Park Fair Value Adjustment(8)				(471)	(1,109)

Notes Payable Less Discount and Fair Value Adjustment				$179,588	$177,161

(1)	Interest only payments are due monthly for the first 60 months of the loan term. Principal and interest payments are due monthly for the remaining 60 months of the loan term.
(2)

Variable interest rate of 2.17% and 6.79% at June 30, 2009 and December 31, 2008 based on three month GBP based London Inter-Bank Offering Rate (“LIBOR”) plus 0.67%. We maintain a rate cap agreement pursuant to which we will be protected against an increase in the three month LIBOR over 6.25% through May 27, 2010.

(3)	These loans are subject to certain financial covenants (interest coverage and loan to value).
(4)

These notes payable were assumed from the seller of the Carolina Portfolio on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

(5)	We entered into the interest rate swap agreement that fixes the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of June 30, 2009 and expires on May 30, 2013.
(6)	Interest only payments are due monthly for the first 36 months of the loan term. Principal and interest payments are due monthly for the remaining 48 months of the loan term.
(7)	The loan was assumed from the seller of Enclave on the Lake on July 1, 2008 and was recorded at estimated fair value which includes the discount.
(8)	The Albion Mills Retail Park note payable balance is presented at cost basis. This loan is carried on our balance sheet at fair value (see Note 16).
(9)	We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of June 30, 2009 and expires on October 10, 2013.
(10)	The loan was assumed from the seller of Avion Midrise III & IV on November 18, 2008 and was recorded at estimated fair value which includes the discount.

Notes Payable

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. Assumption fees and other loan closing costs totaling $765,500 were capitalized as incurred. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. Principal payments totaling $1,767,000 were made during the six months ended June 30, 2009. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

On May 30, 2008, we entered into a £7,500,000 ($12,340,000 at June 30, 2009) financing arrangement with the Royal Bank of Scotland plc secured by the Thames Valley Five property. The loan is for a term of five years (with a two year extension option) and bears interest at a variable rate of interest, adjusted quarterly, based on three month GBP-based LIBOR plus 1.01%. In addition, we incurred financing costs of approximately £78,000 ($129,000 at June 30, 2009) associated with obtaining this loan. On August 14, 2008, we entered into the interest rate swap agreement that fixes the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of June 30, 2009 and expires on May 30, 2013. Interest payments only are due quarterly for the term of the loan with principal due at maturity.

On July 1, 2008, in connection with the acquisition of Enclave on the Lake, we assumed an $18,281,000 ($18,790,000 face value less discount of $509,000) loan from NorthMarq Capital, Inc. that bears interest at a fixed rate of 5.45% per annum and matures on May 1, 2011. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $172,000 were made during the six months ended June 30, 2009. In addition, we incurred financing costs totaling $241,000 in conjunction with the assumption of the loan.

On October 10, 2008, we entered into a £5,771,000 ($9,495,000 at June 30, 2009) financing agreement with the Royal Bank of Scotland plc secured by Albion Mills Retail Park property. The loan is for a term of five years and bears interest at a variable rate of interest, adjusted quarterly, based on three month GBP-based LIBOR plus 1.31%. In addition, we incurred financing costs of approximately £81,000 ($121,000 through June 30, 2009) associated with obtaining this loan. On November 25, 2008, we entered into the interest rate swap agreement that

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of June 30, 2009 and expires on October 10, 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On November 18, 2008, in connection with the acquisition of Avion Midrise III & IV, we assumed $20,851,000 ($22,186,000 face value less discount of $1,335,000) fixed-rate mortgage loan from Capmark Finance, Inc. that bears interest at a rate of 5.52% per annum and matures on April 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $193,000 were made during the six months ended June 30, 2009. In addition, we incurred financing costs totaling $344,000 in conjunction with the assumption of the loan.

The minimum principal payments due for the notes payable are as follows as of June 30, 2009 (in thousands):

2009 (Six months ending December 31, 2009)	$2,189
2010	4,567
2011	35,768
2012	16,947
2013	26,835
2014	33,724
Thereafter	64,105

$184,135

Loan Payable

On August 8, 2008, we entered into an amended and restated credit agreement with Bank of America, N.A. (“Bank of America”), which amended the terms of our prior credit agreement with Bank of America, to provide us with a new $45,000,000 unsecured revolving line of credit (the “Revolving Credit Facility”), and to replace our prior Bank of America term loan and revolving credit facility which matured in August 2008. The new Revolving Credit Facility was fully drawn upon at closing, with such proceeds utilized to pay down the full $45,000,000 amount outstanding under our prior Bank of America term loan (as of August 8, 2008, no amount was outstanding under our prior $10,000,000 Bank of America revolving credit facility). The new Revolving Credit Facility matures in August 2010 and bears interest at a floating rate of LIBOR plus 2.00% to 2.75%, based upon our leverage ratio as defined in the credit agreement (at our current leverage ratio, the Revolving Credit Facility bears interest at a floating rate of LIBOR plus 2.00%). An upfront fee of $292,500 was paid to Bank of America, and a fee equal to the actual daily amount by which the aggregate commitments exceed the total outstanding (both as defined in the amended and restated credit agreement) times 0.20% per annum if the total outstanding are equal to or more than 50% of the aggregate commitments, or 0.25% per annum otherwise, is accrued on unfunded balances under the Revolving Credit Facility. The loan contains various financial covenants and restrictions including a fixed charge coverage ratio of at least 1.75 to 1.00, as defined in the amended and restated credit agreement. As of June 30, 2009 and December 31, 2008, there were no amounts outstanding under the Revolving Credit Facility.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

8. Minimum Future Rents Receivable

The following is a schedule of minimum future rentals to be received on non-cancelable operating leases as of June 30, 2009 (in thousands):

2009 (Six months ending December 31, 2009)	$20,958
2010	37,527
2011	35,900
2012	29,439
2013	22,508
2014	18,452
Thereafter	100,412

$265,196

9. Concentrations

Tenant Revenue Concentrations

For the six months ended June 30, 2009, the tenant in Enclave on the Lake accounted for approximately $2,870,000, or 12%, of total revenues from consolidated properties.

For the six months ended June 30, 2008, the tenant in Jedburg Commerce Park accounted for approximately $1,611,000, or 11%, of total revenues from consolidated properties.

The leases under which the tenants occupy the properties expire in July 2013 for the tenant in Jedburg Commerce Park and February 2012 for the tenant in Enclave on the Lake.

Geographic Concentrations

As of June 30, 2009, we owned 53 consolidated properties located in nine states (California, Georgia, Illinois, Massachusetts, Minnesota, North Carolina, South Carolina, Texas and Virginia) and in the United Kingdom and as of June 30, 2008, we owned 47 consolidated properties located in seven states (California, Georgia, Illinois, Massachusetts, North Carolina, South Carolina and Texas) and in the United Kingdom.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

Our geographic revenue concentrations from consolidated properties for the six months ended June 30, 2009 and 2008 are as follows:

	Six Months Ended June 30,
	2009	2008
Domestic
South Carolina	30.01%	46.00%
Texas	21.18	9.98
Virginia	9.18	—
California	5.77	7.71
Georgia	5.60	7.68
North Carolina	4.60	10.28
Massachusetts	4.46	5.69
Illinois	3.04	4.01
Minnesota	0.04	—

Total Domestic	83.88	91.35
International
United Kingdom	16.12	8.65

Total	100.00%	100.00%

Our geographic long-lived asset concentrations from consolidated properties as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
Domestic
South Carolina	31.90%	33.66%
Texas	12.62	13.34
North Carolina	11.44	12.22
Virginia	7.38	7.77
California	4.26	4.45
Massachusetts	3.48	3.66
Illinois	3.09	3.24
Minnesota	2.95	—
Georgia	2.71	2.96

Total Domestic	79.83	81.30
International
United Kingdom	20.17	18.70

Total	100.00%	100.00%

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

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

We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, property management fees, property level general and administrative expenses and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our general and administrative expenses. The following table compares the net operating income for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Month Ended June 30,
	2009	2008	2009	2008
Domestic Industrial Properties
Revenues:
Rental	$4,303	$5,406	$8,989	$10,781
Tenant Reimbursements	1,003	888	2,103	1,760

Total Revenues	5,306	6,294	11,092	12,541

Property and Related Expenses:
Operating and Maintenance	313	279	670	550
General and Administrative	94	145	139	177
Property Management Fee to Related Party	87	95	180	201
Property Taxes	1,090	820	2,146	1,531

Total Expenses	1,584	1,339	3,135	2,459

Net Operating Income	$3,722	$4,955	$7,957	$10,082

Domestic Office Properties
Revenues:
Rental	$3,713	$1,511	$7,485	$2,620
Tenant Reimbursements	940	517	1,701	883

Total Revenues	4,653	2,028	9,186	3,503

Property and Related Expenses:
Operating and Maintenance	739	340	1,528	567
General and Administrative	43	6	101	20
Property Management Fee to Related Party	27	6	64	15
Property Taxes	608	235	1,218	384

Total Expenses	1,417	587	2,911	986

Net Operating Income	$3,236	$1,441	$6,275	$2,517

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
International Office/Retail Properties
Revenues:
Rental	$1,831	$973	$3,715	$1,460
Tenant Reimbursements	95	26	180	61

Total Revenues	1,926	999	3,895	1,521

Property and Related Expenses:
Operating and Maintenance	93	28	174	60
General and Administrative	15	52	67	52
Property Management Fee to Related Party	(2)	4	10	7

Total Expenses	106	84	251	119

Net Operating Income	$1,820	$915	$3,644	$1,402

Reconciliation to Consolidated Net (Loss) Income
Total Segment Net Operating Income	$8,778	$7,311	$17,876	$14,001
Interest Expense	2,638	2,338	5,445	4,731
General and Administrative	733	777	1,621	1,170
Investment Management Fee to Related Party	1,783	798	3,486	1,479
Acquisition Expenses	998	—	998	—
Depreciation and Amortization	6,148	3,889	11,870	7,040

	(3,522)	(491)	(5,544)	(419)

Interest and Other Income	140	536	261	1,332
Net Settlement Payments on Interest Rate Swaps	(152)	—	(233)	—
Gain (Loss) on Interest Rate Swaps and Cap	525	(6)	357	(19)
Loss on Note Payable at Fair Value	(128)	—	(693)	—

(Loss) Income Before Provision for Income Taxes and Equity in Gain (Loss) of Unconsolidated Entities	(3,137)	39	(5,852)	894

Provision for Income Taxes	(58)	(346)	(87)	(517)
Equity in Loss of Unconsolidated Entities	(1,051)	(180)	(1,849)	(276)

Net (Loss) Income	(4,246)	(487)	(7,788)	101

Net Loss (Income) Attributable to Non-Controlling Operating Partnership Units	8	2	21	(3)

Net (Loss) Income Attributable to CB Richard Ellis Realty Trust Shareholders	$(4,238)	$(485)	$(7,767)	$98

Condensed Assets	June 30, 2009	December 31, 2008
Domestic Industrial Properties	$314,087	$305,743
Domestic Office Properties	138,680	143,073
International Office/Retail Properties	118,628	105,091
Non-Segment Assets	253,949	156,013

Total Assets	$825,344	$709,920

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

	Six Months Ended June 30,
Capital Expenditures	2009	2008
Domestic Industrial Properties	$15,647	$26,564
Domestic Office Properties	35	18,118
International Office/Retail Properties	379	29,463

Total Capital Expenditures	$16,061	$74,145

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

Offering Costs Relating to Public Offerings

Offering costs totaling $8,153,000 and $5,680,000, $13,292,000 and $10,021,000 were incurred during the three and six months ended June 30, 2009 and 2008, respectively, and were recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Of the total amounts, $8,102,000, $5,666,000, $13,219,000 and $9,992,000 was incurred to CNL Securities Corp., as Dealer Manager, and certain of its affiliates and $52,000, $14,000, $73,000 and $29,000 was incurred to the Investment Advisor for reimbursable marketing during the three and six months ended June 30, 2009 and 2008, respectively. Each party will be paid the amount incurred from proceeds of the public offering. As of June 30, 2009 and December 31, 2008, the accrued offering costs payable to related parties included in our consolidated balance sheets were $3,750,000 and $4,390,000, respectively.

Investment Management Fee to Related Party

Prior to October 24, 2006, the Investment Advisor received an annual fee equal to 0.75% of the book value of the total assets, as defined in the Advisory Agreement, based on the assets of CBRE OP. The investment management fee was calculated monthly based on the average of total assets, as defined, during such period. On October 24, 2006, the Board of Trustees, including our independent trustees, approved and the Company entered into the Amended and Restated Agreement of Limited Partnership of CBRE OP (the “Amended Partnership Agreement”) and the Amended and Restated Advisory Agreement (the “Amended Advisory Agreement” and, together with the Amended Partnership Agreement, the “Amended Agreements”). The Amended Advisory Agreement provided an investment management fee of (i) a monthly fee equal to one twelfth of 0.6% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments within our portfolio and (ii) a monthly fee equal to 7.0% of the aggregate monthly net operating income derived from all real estate investments within our portfolio. On January 30, 2009, we entered into that certain second amended and restated advisory agreement (the “Second Amended Advisory Agreement”) with CBRE OP and the Investment Advisor. The Second Amended Advisory Agreement modified, among other things, the investment management fee to consist of (a) a monthly fee equal to one twelfth of 0.5% of the aggregate costs (before non-cash reserves and depreciation) of all real estate investment in our portfolio and (b) a monthly fee equal to 5.0% of the aggregate monthly net operating income derived from all real estate investments in our portfolio. All or any portion of the investment management fee not taken as to any fiscal year may be deferred or waived without interest at the option of the Investment Advisor. The Investment Advisor waived investment management fees of $298,000 and $609,000 during the three and six months ended June 30, 2008.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

The Investment Advisor earned investment management fees of $1,783,000 and $798,000 for the three months ended June 30, 2009 and 2008, respectively; $3,486,000 and $1,479,000 for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009 and December 31, 2008, investment management fees payable to related party in our consolidated balance sheets were $653,000 and $625,000, respectively. In connection with services provided to the Investment Advisor, CNL Fund Management Company, the Sub-Advisor and affiliate of the Dealer Manager pursuant to a sub-advisory agreement dated August 21, 2006, was paid by the Investment Advisor $246,000 and $110,000 for the three months ended June 30, 2009 and 2008, respectively; and $481,000 and $204,000 for the six months ended June 30, 2009 and 2008, respectively.

The Investment Advisor earned acquisition fees of $723,000 and $349,000 for the three months ended June 30, 2009 and 2008, respectively; and $723,000 and $1,064,000 for the six months ended 2009 and 2008, respectively. In connection with services provided to the Investment Advisor, the Sub Advisor, pursuant to a sub advisory agreement, was paid by the Investment Advisor acquisition fees of $135,000 and $ 65,000 for the three months ended June 30, 2009 and 2008, respectively; and $135,000 and $199,000 for the six months ended 2009 and 2008, respectively. Acquisition related expenses totaling $72,000 and $0 were reimbursed to the Investment Advisor during the six months ending June 30, 2009 and 2008, respectively. Prior to the adoption of FAS 141(R) on January 1, 2009, these fees and expenses were capitalized to investments in real estate and related intangibles.

Management Services to Related Party

Affiliates of the Investment Advisor may also provide leasing, brokerage, property management, or mortgage banking services for us. CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor, received property management fees of approximately $112,000 and $105,000 the three months ended June 30, 2009 and 2008, respectively; and $254,000 and $223,000 for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009 and December 31, 2008, the property management fees payable to related party included in our consolidated balance sheets was $72,000 and $126,000, respectively. No brokerage fees were paid to affiliates of the Investment Advisor for the six months ended June 30, 2009 and 2008. No mortgage banking fees were paid to CBRE Capital Markets, an affiliate of the Investment Advisor, during the six months ended June 30, 2009 and 2008.

Affiliates of the Investment Advisor did not receive leasing fees for the three months ended June 30, 2009 or 2008; and did receive $67,000 and $0 for the six months ended June 30, 2009 and 2008, respectively.

12. Equity Incentive Plan and Performance Bonus Plan

Equity Incentive Plan

We have adopted a 2004 equity incentive plan. The purpose of the 2004 equity incentive plan is to provide us with the flexibility to use share options and other awards to provide a means of performance-based compensation. Our key employees, directors, trustees, officers, advisors, consultants or other personnel and our subsidiaries or other persons expected to provide significant services or our subsidiaries, including employees of the Investment Advisor, would be eligible to be granted share options, restricted shares, phantom shares, distribution equivalent rights and other share-based awards under the 2004 equity incentive plan. No awards of any kind have been made under this plan during the six months ended June 30, 2009 and 2008.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

Performance Bonus Plan

We have adopted a 2004 performance bonus plan. Annual bonuses under our 2004 performance bonus plan are awarded by our Compensation Committee to selected key employees, including employees of the Investment Advisor, based on corporate factors or individual factors (or a combination of both). Subject to the provisions of the 2004 performance bonus plan, the Compensation Committee will (i) determine and designate those key employees to whom bonuses are to be granted; (ii) determine, consistently with the 2004 performance bonus plan, the amount of the bonus to be granted to any key employee for any performance period; and (iii) determine, consistently with the 2004 performance bonus plan, the terms and conditions of each bonus. Bonuses may be so awarded by the Compensation Committee prior to the commencement of any performance period, during or after any performance period. No bonus shall exceed 200% of the key employee’s aggregate salary for the year. The Compensation Committee may provide for partial bonus payments at target and other levels. Corporate performance hurdles for bonuses may be adjusted by the Compensation Committee in its discretion to reflect (i) dilution from corporate acquisitions and share offerings, and (ii) changes in applicable accounting rules and standards. The Compensation Committee may determine that bonuses shall be paid in cash or shares or other equity-based grants, or a combination thereof. The Compensation Committee may also provide that any such share grants be made under our 2004 equity incentive plan or any other equity-based plan or program we may establish. The Compensation Committee may provide for programs under which the payment of bonuses may be deferred at the election of the employee. No bonuses were awarded and no bonus related expenses were incurred by us during the six months ended June 30, 2009 and 2008, respectively.

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

The registration statement relating to our follow-on public offering was declared effective by the SEC on January 30, 2009. CNL Securities Corp. is the dealer manager of this offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through June 30, 2009, we received gross offering proceeds of approximately $130,945,804 from the sale of 13,116,267 shares. As of June 30, 2009, we had issued 73,925,234 common shares in our public offerings.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

During the six months ended June 30, 2009 and 2008, we repurchased 732,311 common shares and 174,616 common shares, respectively, under our Share Redemption Program for $6,519,000 and $1,515,000, respectively.

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

The following table reconciles the distributions declared per common share to the distributions paid per common share during the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008
Distributions declared per common share	$0.300	$0.288
Less: Distributions declared in the current period and paid in the subsequent period	(0.150)	(0.144)
Add: Distributions declared in the prior year and paid in the current year	0.150	0.144

Distributions paid per common share	$0.300	$0.288

Distributions paid to shareholders during the six months ended June 30, 2009 and 2008 totaled $19,055,000 and $8,897,000, respectively.

We issued 819,347 and 371,913 common shares pursuant to our dividend reinvestment plan for the six months ended June 30, 2009 and 2008, respectively.

15. Derivative Instruments

The following table sets forth the terms of our interest rate swap derivative instruments at June 30, 2009:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate (1)	Maturity Date
Interest Rate Swap	$12,340,000	5.41%	1.28%	May 30, 2013
Interest Rate Swap	$9,402,000	3.94%	1.54%	October 10, 2013

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of swaps.

The following table sets forth the terms of our interest rate swap derivative instruments at December 31, 2008:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate (1)	Maturity Date
Interest Rate Swap	$10,945,000	5.41%	3.91%	May 30, 2013
Interest Rate Swap	$8,338,000	3.94%	6.29%	October 10, 2013

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of swaps.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), we marked our interest rate swap instruments to market of ($1,164,000) on the consolidated balance sheet resulting in a gain on interest rate swaps of $525,000 and $357,000 for the three and six months ended June 30, 2009, respectively.

There were no comparable interest rate swaps held during the six months ended June 30, 2008.

Further disclosures regarding our derivative financial instruments are included in Notes 2 and 16 of these consolidated financial statements.

16. Fair Value of Financial Instruments

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 does not establish requirements for any new fair value measurements, but it does apply to existing accounting pronouncements in which fair value measurements are already required. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We have adopted the provisions of SFAS 157 as of January 1, 2008 for financial instruments and we are now required to provide additional disclosures as part of our financial statements.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical financial instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have classified the Albion Mills Retail Park notes payable as Level 3 as of June 30, 2009 due to the lack of current market activity and our reliance on unobservable inputs to estimate the fair value of the mortgage note payable.

As of June 30, 2009 and December 31, 2008, we held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, an interest rate cap, and interest rate swap derivative contracts. Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less, including money market funds and U.S. Government obligations. Derivative instruments are related to our economic hedging activities with respect to interest rates.

The fair values of the interest rate cap and swap derivative agreements are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rate fell above the strike rate of the interest rate cap agreement, and by discounting the future expected cash payments and receipts on the pay and receive legs of the interest rate swap agreements that swap the estimated variable rate mortgage note payment stream for a fixed rate receive payment stream over the period of the loan. The variable interest rates used in the calculation of projected receipts on the interest rate cap agreement and on the interest rate swap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of SFAS 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements (where appropriate). Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2009 and

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

December 31, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 30, 2009 and December 31, 2008 (in thousands):

	As of June 30, 2009
	Carrying Value	Total Fair Value	Fair Value Measurements Using:
			Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash Equivalents	$31,594	$31,594	$31,594	$—	$—
Interest Rate Cap at Fair Value	$1	$1	$—	$1	$—
Interest Rate Swaps at Fair Value	$(1,164)	$(1,164)	$—	$(1,164)	$—
Note Payable at Fair Value	$(9,024)	$(9,024)	$—	$—	$(9,024)

	As of December 31, 2008
	Carrying Value	Total Fair Value	Fair Value Measurements Using:
			Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash Equivalents	$18,732	$18,732	$18,732	$—	$—
Interest Rate Cap at Fair Value	$1	$1	$—	$1	$—
Interest Rate Swaps at Fair Value	$(1,336)	$(1,336)	$—	$(1,336)	$—
Note Payable at Fair Value	$(7,251)	$(7,251)	$—	$—	$(7,251)

The following table presents our activity for the variable rate note payable measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 for the six months ended June 30, 2009 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Note Payable
Balance at January 1, 2009	$7,251
Total Loss on Fair Value Adjustment	693
Translation Adjustment in Other Comprehensive Income	1,080

Balance at June 30, 2009	$9,024

The Amount of Total Loss for the Period Included in Earnings Attributable to the Change in Unrealized Loss Relating to Note Payable Held at June 30, 2009	$(693)

Gains and losses (realized and unrealized) included in earnings related to the interest rate cap and swaps, as well as for the elected fair value note payable for the three and six months ended June 30, 2009, are reported as components of “Other Income and Expense” on the consolidated statements of operations.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

Disclosure of Fair Value Financial Instruments

For disclosure purposes only, the following table summarizes our notes payable and their estimated fair value at June 30, 2009 and December 31, 2008 (in thousands):

	Book Value		Fair Value
Financial Instrument	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Notes Payable	$170,564	$169,910	$160,742	$158,552
Note Payable at Fair Value	$9,024	$7,251	$9,024	$7,251

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

We elected the fair value option for the Albion Mills Retail Park note payable on a quarterly basis. Included in loss on notes payable at fair value in the statement of operations is ($128,000) and ($693,000) for the three and six months ended June 30, 2009, respectively. In addition, there was a $1,080,000 and $59,000 translations adjustment included in Other Comprehensive Income at June 30, 2009 and December 31, 2008, respectively.

18. Commitments and Contingencies

We have agreed to a capital commitment of up to $20,000,000 in CBRE Strategic Partners Asia, which extends to January 31, 2010. Through June 30, 2009, we have funded $4,868,000 of our capital commitment. CBRE Investors, our sponsor, formed CBRE Strategic Partners Asia, to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. If we and all other currently committed capital investors had funded our entire commitments in CBRE Strategic Partners Asia as of June 30, 2009, we would have owned an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. A majority of our trustees (including a majority of our independent trustees) not otherwise interested in this transaction approved the transaction as being fair, competitive and commercially reasonable. CBRE Strategic Partners Asia is managed by CB Richard Ellis Investors SP Asia II, LLC or the Fund Manager, a subsidiary of CBRE Investors.

On June 12, 2009, we entered into a purchase and sale agreement to acquire, subject to customary closing conditions, 140 Depot Street, located in Bellingham, MA, a suburb of Boston for approximately $19,025,000, exclusive of transaction costs. The acquisition will be funded using the net proceeds from our public offering. 140 Depot Street is a 238,370 square foot warehouse/distribution building completed in 2009 and has no operating history. The property is 100% leased to Best Buy Stores, L.P. through June 2019, for use as a regional

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

distribution center for large electronics and appliances of the type generally delivered directly to consumers’ homes. As of June 30, 2009, we had provided deposits of $250,000 in connection with the execution of the agreement. See Note 21 for a discussion of the acquisition of this property.

On June 15, 2009, we entered into a purchase and sale agreement to acquire, subject to customary closing conditions, 12650 Ingenuity Drive, located in Orlando, FL. We will acquire 12650 Ingenuity Drive for approximately $25,350,000, exclusive of transaction costs. The acquisition will be funded using the net proceeds from our public offering and the assumption of approximately $13,500,000 of existing first mortgage financing. 12650 Ingenuity Drive is a 124,500 square foot, two-story office building, with surface parking lots, completed in 1999 and is 100% leased to Iowa College Acquisition Corp. through December 2021. The tenant is an operating subsidiary of Kaplan, Inc., the for-profit education subsidiary of The Washington Post Company. The lease is guaranteed by Kaplan, Inc., which utilizes the property as a call-center for online students of Kaplan University, a higher-education division providing certificates, associate degrees, bachelor degrees and post-graduate degrees in a variety of subjects. As of June 30, 2009, we had provided deposits of $750,000 in connection with the execution of the agreement. See Note 21 for a discussion of the acquisition of this property.

On June 16, 2009, we entered into a purchase and sale agreement to acquire, subject to customary closing conditions, 3011, 3055 & 3077 Comcast Place, located in Livermore, CA, a suburb in the eastern portion of the San Francisco Bay area for approximately $49,000,000, exclusive of transaction costs. The acquisition will be funded using the net proceeds from our public offering. 3011, 3055 & 3077 Comcast Place is a 219,631 square foot office park consisting of one two-story building and two one-story buildings, with surface parking lots, completed in 1987/88 and fully renovated in 2009. The property is 100% leased to Comcast of California/Colorado/Washington I, Inc. through December 2023 and guaranteed by Comcast Corporation. The tenant utilizes the property as a regional headquarters, call-center and operations center As of June 30, 2009, we had provided deposits of $980,000 in connection with the execution of the agreement. See Note 21 for a discussion of the acquisition of this property.

On June 18, 2009, the Duke joint venture entered into a contribution agreement with Duke to acquire, subject to customary closing conditions, Goodyear Crossing Ind. Park II, located at 16920 W. Commerce Drive, Goodyear, AZ, a suburb of Phoenix. The Duke joint venture will acquire Goodyear Crossing Ind. Park II for approximately $45,260,000, exclusive of transaction costs. We own an 80% interest in the Duke joint venture and, at closing, we will make a cash contribution of approximately $36,200,000 to the Duke joint venture in connection with the acquisition, which we expect to fund using the net proceeds from our public offering. Goodyear Crossing Ind. Park II is a warehouse/distribution building that was completed in 2008, and is currently being expanded to a total of 820,384 square feet. The property is 100% leased to Amazon.com.azdc, Inc., with a guarantee from its parent Amazon.com. The lease expires ten years after completion of the expansion, with completion projected for October 2009 resulting in a projected expiration date of October 2019. While we anticipate this acquisition will close during the fourth quarter of 2009, the agreement is subject to a number of contingencies, including, but not limited to, completion of the expansion and acceptance by the tenant of the space, and there can be no assurance that the acquisition will occur. As of June 30, 2009, we have provided deposits of $1,647,000 in connection with the execution of the agreement that is refundable in the event that certain closing conditions are not met.

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

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

Environmental Matters – We are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

19. Comprehensive Loss

U.S. GAAP requires that the effect of foreign currency translation adjustments be classified as comprehensive income (loss). The following table sets forth our comprehensive loss for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net (Loss) Income	$(4,246)	$(487)	$(7,788)	$101
Foreign Currency Translation Gain	10,652	267	9,342	10

Total Comprehensive Income (Loss)	6,406	(220)	1,554	111
Comprehensive (Loss) Income Attributable to Non-Controlling Interest	(9)	6	9	3

Comprehensive Income (Loss) Attributable to CB Richard Ellis Realty Trust Shareholders	$6,415	$(226)	$1,545	$108

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

There is no provision or benefit for income taxes of the TRS for the six months ended June 30, 2009

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

In addition, we have incurred income and other taxes (franchise, local and state government and international) related to our continuing operations in the amount of $58,000 and $86,000, $87,000 and $150,000 for California, Georgia, Texas, North Carolina, and United Kingdom impacting our operations during the three and six months ended June 30, 2009 and 2008, respectively. The United Kingdom taxes real property operating results at a statutory rate of 22%. The United Kingdom taxable loss for the six months ended June 30, 2009 resulted in a deferred tax asset of approximately $467,000 for net operating carryforwards. We have provided for a full valuation allowance of ($467,000) on this deferred tax asset because it is not likely that future operating profits in the United Kingdom would be sufficient to absorb the net operating losses.

21. Subsequent Events

From July 1, 2009 through July 31, 2009, we received gross proceeds from our follow-on public offering of $42,871,049 from the sale of 4,311,115 common shares.

On July 1, 2009, we acquired 3011, 3055 & 3077 Comcast Place, located in the Tri-Valley Technology Park in Livermore, CA, a suburb in the eastern portion of the San Francisco Bay area, through our operating partnership. We acquired 3011, 3055 & 3077 Comcast Place for approximately $49,000,000, exclusive of customary closing costs, using the net proceeds from our public offering. Upon closing, we paid the Investment Advisor a $735,000 acquisition fee. 3011, 3055 & 3077 Comcast Place is a 219,613 square foot office campus consisting of one two-story building and two one-story buildings with surface parking lots, completed in 1987/88 and fully renovated in 2009. The property is 100% leased to Comcast of California/Colorado/Washington I, Inc, a subsidiary of Comcast Corporation, through December 2024, and guaranteed by Comcast Corporation. Comcast Corporation is one of the nation’s largest providers of cable, entertainment and communications products and services and utilizes the property as a regional headquarters, call-center and operations center.

On July 22, 2009, we entered into a purchase and sale agreement to acquire, subject to customary closing conditions, Crest Ridge Corporate Center I, located at 11055 Wayzata Blvd. in Minnetonka, MN, a suburb of Minneapolis for approximately $28,418,000, exclusive of transaction costs. The acquisition will be funded using the net proceeds from our public offering. Crest Ridge Corporate Center I is an 116,338 square foot, three-story office building, with structured parking, scheduled to be completed in 2009 and has no operating history. The property is 100% leased to Syngenta Seeds, Inc. to be utilized as its corporate headquarters through June 2019. Syngenta Seeds, Inc. is a subsidiary of global agri-business company Syngenta AG and provides corn, soybean, sugar-beet and vegetable seeds to growers throughout the U.S. The lease is guaranteed by the U.S. parent, Syngenta US Holdings, Inc. While we anticipate this acquisition will close during the third quarter of 2009, this agreement is subject to a number of contingencies, including, but not limited to, completion of the expansion and acceptance by the tenant of the space and there can be no assurances that this acquisition will occur. We have provided deposits of $500,000 in connection with the execution of the agreement that is refundable in the event that certain closing conditions are not met.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

On July 31, 2009, we acquired 140 Depot Street, located in Bellingham, MA a suburb of Boston, through our operating partnership. We acquired 140 Depot Street for approximately $18,950,000, exclusive of customary closing costs, using the net proceeds from our public offering. Upon closing, we paid the Investment Advisor a $284,250 acquisition fee. 140 Depot Street is a 238,370 square foot warehouse/distribution building to be completed in 2009 and has no operating history. The property is 100% leased to Best Buy Stores, L.P. through June 2019. Best Buy Stores, L.P. is one of the nation’s leading retailers of consumer appliances and electronic goods and plans to utilize the property as a regional distribution center for large electronics and appliances of the type generally delivered directly to consumers’ homes.

On August 5, 2009, we acquired 12650 Ingenuity Drive, located in Orlando, FL through our operating partnership. We acquired 12650 Ingenuity Drive for approximately $25,350,000, exclusive of customary closing costs, using the net proceeds from our public offering and the assumption of approximately $13,540,000 of existing first mortgage financing. Upon closing, we paid the Investment Advisor a $380,250 acquisition fee.12650 Ingenuity Drive is a 124,500 square foot, two-story office building, with surface parking lots, completed in 1999 and is 100% leased to Iowa College Acquisition Corp. through December 2021. The tenant is an operating subsidiary of Kaplan, Inc., the for-profit education subsidiary of The Washington Post Company. The lease is guaranteed by Kaplan, Inc., which utilizes the property as a call-center for online students of Kaplan University, a higher-education division providing certificates, associate degrees, bachelor degrees and postgraduate degrees in a variety of subjects.

On August 7, 2009, we entered into a £13,975,000 ($23,338,250 assuming an exchange rate of $1.67/£1.00) financing agreement with Abbey National Treasury Services plc secured by the Maskew Retail Park property. We have the ability to draw the full amount of the loan at any time prior to October 3, 2009. The loan is currently fully undrawn with no amount currently outstanding. The loan is for a term of five years and will have an interest rate of GBP-based LIBOR, plus 2.25% and mandatory costs. However, we intend to enter into a swap agreement upon funding to fix the interest rate over the five year term of the loan. We incurred financing costs of approximately £150,000 ($250,500) associated with obtaining this loan.

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

As of June 30, 2009, we owned, on a consolidated basis, 53 office, retail, and industrial (primarily warehouse/distribution) properties located in nine states (California, Georgia, Illinois, Massachusetts, North Carolina, South Carolina, Texas, Minnesota and Virginia) and in the United Kingdom, encompassing approximately 7,106,000 rentable square feet, as well as one undeveloped land parcel in Georgia. In addition, we have ownership interests in three unconsolidated entities that, as of June 30, 2009, owned interests in 21 properties. Excluding those properties owned through our investment in CBRE Strategic Partners Asia, we owned on an unconsolidated basis, eleven industrial, office and retail properties located in seven states (Arizona, Florida, Indiana, North Carolina, Ohio, Tennessee and Texas) encompassing approximately 5,976,000 rentable square feet.

We commenced operations in July 2004, following an initial private placement of our common shares of beneficial interest. We raised aggregate net proceeds (after commissions and expenses) of approximately $55,500,000 from July 2004 to October 2004 in private placements of our common shares. On October 24, 2006, we commenced an initial public offering of up to $2,000,000,000 in our common shares. In connection with that offering, as of December 31, 2008, we had accepted subscriptions from 12,705 investors, issued 57,976,244 common shares and received $579,211,280 in gross proceeds. As of December 31, 2008, 64,490,068 common shares were issued and outstanding.

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

The registration statement relating to our follow-on public offering was declared effective by the Securities and Exchange Commission (the “SEC”) on January 30, 2009. CNL Securities Corp. is the dealer manager of our offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through June 30, 2009, we received gross offering proceeds of approximately $130,945,804 from the sale of 13,116,267 shares.

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

Our business objective is to maximize shareholder value through: (1) maintaining an experienced management team of investment professionals; (2) investing in properties in certain markets where property fundamentals will support stable income returns and where capital appreciation is expected to be above average; (3) acquiring properties at a discount to replacement cost and where there is expected positive rent growth; and (4) repositioning properties to increase their value in the market place. Operating results at our individual properties are impacted by the supply and demand for office, retail and industrial space, trends of the national regional economies, the financial health of current and prospective tenants and their customers, capital and credit market trends, construction costs, and interest rate movements. Individual operating property performance is monitored and calculated using certain non-GAAP financial measures such as an analysis of net operating income. For investments outside of the United States, in addition to monitoring local property market fundamentals and capital and credit market trends, we evaluate currency hedging strategies, taxes, the stability of the local government and economy and the experience of our management team in the region.

Since the second half of 2007, U.S. economic activity has progressively weakened due initially to stresses in the residential housing and financial sectors along with sharply rising energy costs. The slowing economic activity worsened into a recession affecting virtually all segments of the economy during 2008 as both consumer and business spending declined. The economic and capital market stresses led during 2008 to a challenging global financial environment that included illiquid credit markets, pervasive loss of investor confidence and significant devaluation of certain financial assets. These conditions also caused increasingly negative job growth throughout 2008, and a deepening economic contraction in the second half of 2008 and the first half of 2009. The currently-challenging economic environment has resulted in declining demand for office, industrial and retail space, increasing tenant bankruptcies, lower average occupancy rates and effective rents. Although the current environment has not had a material impact on our portfolio, it may in the future impact our net income, funds from operations and cash as well as the value of our real estate.

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

We believe that the capital and credit markets have yet to stabilize. There remains a great deal of uncertainty regarding whether conditions will continue to worsen, the duration of the economic downturn, and the full short- and long-term impact of these events on the global and U.S. economies and individual businesses. Moreover, it is difficult to predict when economic conditions will improve. We continue to actively monitor economic events, capital and credit markets, and the financial stability of our tenants to minimize the impact of these conditions on our business.

The table below provides information relating to our properties, excluding those owned through our investment in CBRE Strategic Partners Asia, as of June 30, 2009. We purchased all of these properties from unaffiliated third parties. These properties are subject to competition from similar properties within their market areas and their economic performance could be affected by changes in local economic conditions. In evaluating these properties for acquisition, we considered a variety of factors including location, functionality and design, price per square foot, the credit worthiness of tenants, length of lease terms, market fundamentals and the in-place rental rates compared to market rates.

As of June 30, 2009, we owned the following properties:

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost (1) (in thousands)
Domestic Consolidated Properties:
REMEC Corporate Campus 1 San Diego, CA	9/15/2004	1983	Office	100.00%	34	100.00%	$6,833
REMEC Corporate Campus 2 San Diego, CA	9/15/2004	1983	Office	100.00%	30	100.00%	6,125
REMEC Corporate Campus 3 San Diego, CA	9/15/2004	1983	Office	100.00%	37	100.00%	7,523
REMEC Corporate Campus 4 San Diego, CA	9/15/2004	1983	Office	100.00%	31	100.00%	6,186
300 Constitution Drive Boston, MA	11/3/2004	1998	Warehouse/Distribution	100.00%	330	100.00%	19,805
Deerfield Commons(2) Atlanta, GA	6/21/2005	2000	Office	100.00%	122	97.76%	21,834
505 Century(3) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	100	72.40%	6,095
631 International(3) Dallas, TX	1/9/2006	1998	Warehouse/Distribution	100.00%	73	100.00%	5,407
660 North Dorothy(3) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	120	95.83%	6,836
Bolingbrook Point III Chicago, IL	8/29/2007	2006	Warehouse/Distribution	100.00%	185	100.00%	18,170
Cherokee Corporate Park(3)(4) Spartanburg, SC	8/30/2007	2000	Warehouse/Distribution	100.00%	60	100.00%	3,775
Community Cash Complex 1(3)(4) Spartanburg, SC	8/30/2007	1960	Warehouse/Distribution	100.00%	205	55.91%	2,690
Community Cash Complex 2(3)(4) Spartanburg, SC	8/30/2007	1978	Warehouse/Distribution	100.00%	145	35.07%	2,225
Community Cash Complex 3(3)(4) Spartanburg, SC	8/30/2007	1981	Warehouse/Distribution	100.00%	116	100.00%	1,701
Community Cash Complex 4(3)(4) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	33	0.00%	547
Community Cash Complex 5(3)(4) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	53	84.85%	824
Fairforest Building 1(3)(4) Spartanburg, SC	8/30/2007	2000	Manufacturing	100.00%	51	100.00%	2,974
Fairforest Building 2(3)(4) Spartanburg, SC	8/30/2007	1999	Manufacturing	100.00%	104	100.00%	5,379
Fairforest Building 3(3)(4) Spartanburg, SC	8/30/2007	2000	Manufacturing	100.00%	100	100.00%	5,760
Fairforest Building 4(3)(4) Spartanburg, SC	8/30/2007	2001	Manufacturing	100.00%	101	100.00%	5,640
Fairforest Building 5 Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	316	100.00%	16,968
Fairforest Building 6(5) Spartanburg, SC	8/30/2007	2005	Manufacturing	100.00%	101	100.00%	7,469
Fairforest Building 7(3) Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	101	49.28%	5,626
Greenville/Spartanburg Industrial Park(3)(4) Spartanburg, SC	8/30/2007	1990	Manufacturing	100.00%	67	100.00%	3,388
Highway 290 Commerce Park Building 1(3)(4) Spartanburg, SC	8/30/2007	1995	Warehouse/Distribution	100.00%	150	33.33%	5,388
Highway 290 Commerce Park Building 5(3)(4) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	30	100.00%	1,420
Highway 290 Commerce Park Building 7(3)(4) Spartanburg, SC	8/30/2007	1994	Warehouse/Distribution	100.00%	88	100.00%	4,889
HJ Park Building 1 Spartanburg, SC	8/30/2007	2003	Manufacturing	100.00%	70	100.00%	4,216
Jedburg Commerce Park(3) Charleston, SC	8/30/2007	2007	Manufacturing	100.00%	513	100.00%	41,991
Kings Mountain I(5) Charlotte, NC	8/30/2007	1998	Warehouse/Distribution	100.00%	100	0.00%	5,497
Kings Mountain II Charlotte, NC	8/30/2007	2002	Warehouse/Distribution	100.00%	302	100.00%	11,311
Mount Holly Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	100.00%	6,208
North Rhett I Charleston, SC	8/30/2007	1973	Warehouse/Distribution	100.00%	285	100.00%	10,302
North Rhett II Charleston, SC	8/30/2007	2001	Warehouse/Distribution	100.00%	102	99.95%	7,073

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost (1) (in thousands)
North Rhett III(5) Charleston, SC	8/30/2007	2002	Warehouse/Distribution	100.00%	80	100.00%	4,812
North Rhett IV Charleston, SC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	100.00%	17,060
Orangeburg Park Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	100.00%	5,474
Orchard Business Park 2(3)(4) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	18	100.00%	761
Union Cross Building I Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	101	100.00%	6,585
Union Cross Building II Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	100.00%	17,216
Highway 290 Commerce Park Building 2(3)(4) Spartanburg, SC	9/24/2007	1995	Warehouse/Distribution	100.00%	100	100.00%	4,626
Highway 290 Commerce Park Building 6(3)(4) Spartanburg, SC	11/1/2007	1996	Warehouse/Distribution	100.00%	105	0.00%	3,760
Orchard Business Park 1(3)(4) Spartanburg, SC	11/1/2007	1994	Warehouse/Distribution	100.00%	33	100.00%	1,378
Lakeside Office Center Dallas, TX	3/5/2008	2006	Office	100.00%	99	100.00%	17,994
Kings Mountain III(3) Charlotte, NC	3/14/2008	2007	Warehouse/Distribution	100.00%	542	0.00%	25,728
Enclave on the Lake Houston, TX	7/1/2008	1999	Office	100.00%	171	100.00%	37,827
Avion Midrise III Washington, DC	11/18/2008	2002	Office	100.00%	71	100.00%	21,111
Avion Midrise IV Washington, DC	11/18/2008	2002	Office	100.00%	72	100.00%	21,112
13201 Wilfred(3) Minneapolis, MN	06/29/2009	1999	Warehouse/Distribution	100.00%	335	100.00%	15,340

Total Domestic Consolidated Properties					6,816	82.99%	468,859

International Consolidated Properties:
602 Central Blvd. Coventry, UK	4/27/2007	2001	Office	100.00%	50	100.00%	23,847
Thames Valley Five Reading, UK	3/20/2008	1998	Office	100.00%	40	100.00%	29,572
Albion Mills Retail Park Wakefield, UK	7/11/2008	2000	Retail	100.00%	55	100.00%	22,098
Maskew Retail Park(3) Peterborough, UK	10/23/2008	2007	Retail	100.00%	145	100.00%	53,727

Total International Consolidated Properties					290	100.00%	129,244

Total Consolidated Properties					7,106	83.68%	598,103

Unconsolidated Properties(6):
Buckeye Logistics Center(7) Phoenix, AZ	6/12/2008	2008	Warehouse/Distribution	80.00%	605	100.00%	35,573
Afton Ridge Shopping Center(8) Charlotte, NC	9/18/2008	2007	Retail	90.00%	296	95.31%	44,964
AllPoints at Anson Bldg. 1(7) Indianapolis, IN	9/30/2008	2008	Warehouse/Distribution	80.00%	631	100.00%	27,150
12200 President’s Court(7) Jacksonville, FL	9/30/2008	2008	Warehouse/Distribution	80.00%	772	100.00%	29,995
201 Sunridge Blvd.(7) Dallas, TX	9/30/2008	2008	Warehouse/Distribution	80.00%	823	100.00%	25,690
Aspen Corporate Center 500(7) Nashville, TN	9/30/2008	2008	Office	80.00%	180	100.00%	30,033
125 Enterprise Parkway(7) Columbus, OH	12/10/2008	2008	Warehouse/Distribution	80.00%	1,142	100.00%	38,088
AllPoints Midwest Bldg. 1(7) Indianapolis, IN	12/10/2008	2008	Warehouse/Distribution	80.00%	1,200	100.00%	41,428
Celebration Office Center(7) Orlando, FL	5/13/2009	2009	Office	80.00%	101	100.00%	13,640
22535 Colonial Pkwy(7) Houston, TX	5/13/2009	2009	Office	80.00%	90	100.00%	11,596
Fairfield Distribution Ctr. IX(7) Tampa, FL	5/13/2009	2008	Warehouse/Distribution	80.00%	136	100.00%	7,151

Total Unconsolidated Properties(6)					5,976	99.77%	305,308

Total Properties(6)					13,082	91.03%	$903,411

(1)

Approximate total acquisition cost represents the pro rata purchase price inclusive of customary closing costs and acquisition fees/expenses for properties acquired prior to January 1, 2009. For properties acquired subsequent to January 1, 2009, it represents the pro rata purchase price exclusive of customary closing costs and acquisition fees/expenses.

(2)	Includes undeveloped land zoned for future use.

(3)	This property is unencumbered and not secured by mortgage debt.

(4)	Properties previously held for sale were transferred to continuing operations during the quarter ended September 30, 2008.

(5)	Includes the purchase prices of adjacent land parcels acquired on January 23, 2008.

(6)	Does not include CBRE Strategic Partners Asia properties.

(7)	This property is held through the Duke joint venture.

(8)	This property is held through the Afton Ridge joint venture.

Property Type Concentration

Our property type concentrations as of June 30, 2009 are as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties (1)			Consolidated & Unconsolidated Properties (1)
Property Type	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
Warehouse/Distribution	32	5,042	$245,497	7	5,309	$205,075	39	10,351	$450,572
Office	11	757	199,964	3	371	55,269	14	1,128	255,233
Retail	2	200	75,825	1	296	44,964	3	496	120,789
Manufacturing	8	1,107	76,817	—	—	—	8	1,107	76,817

Total	53	7,106	$598,103	11	5,976	$305,308	64	13,082	$903,411

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Geographic Concentration

Our geographic concentrations as of June 30, 2009 are as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties (1)			Consolidated & Unconsolidated Properties (1)
	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
Domestic
South Carolina	29	3,645	$184,324	—	—	$—	29	3,645	$184,324
Texas	5	564	74,159	2	913	37,286	7	1,477	111,445
North Carolina	5	1,360	66,337	1	296	44,964	6	1,656	111,301
Indiana	—	—	—	2	1,831	68,578	2	1,831	68,578
Florida	—	—	—	3	1,009	50,786	3	1,009	50,786
Virginia	2	143	42,223	—	—	—	2	143	42,223
Ohio	—	—	—	1	1,142	38,088	1	1,142	38,088
Arizona	—	—	—	1	605	35,573	1	605	35,573
Tennessee	—	—	—	1	180	30,033	1	180	30,033
California	4	132	26,667	—	—	—	4	132	26,667
Georgia	1	122	21,834	—	—	—	1	122	21,834
Massachusetts	1	330	19,805	—	—	—	1	330	19,805
Illinois	1	185	18,170	—	—	—	1	185	18,170
Minnesota	1	335	15,340	—	—	—	1	335	15,340
Total Domestic	49	6,816	468,859	11	5,976	305,308	60	12,792	774,167

International
United Kingdom	4	290	129,244	—	—	—	4	290	129,244

Total	53	7,106	$598,103	11	5,976	$305,308	64	13,082	$903,411

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Significant Tenants

The following table details our largest tenants as of June 30, 2009 (in thousands):

			Consolidated Properties		Unconsolidated Properties (1)		Consolidated & Unconsolidated Properties (1)
	Tenant	Primary Industry	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
1	Amazon.com, Inc(2)	Internet Retail	—	$—	1,236	$4,321	1,236	$4,321
2	SBM Offshore(3)	Petroleum and Mining	171	4,277	—	—	171	4,277
3	Unilever(4)	Consumer Products	—	—	1,595	3,858	1,595	3,858
4	Prime Distribution Services	Logistics and Distribution	—	—	1,200	2,958	1,200	2,958
5	American LaFrance	Vehicle Related Manufacturing	513	2,833	—	—	513	2,833
6	Kellogg’s	Consumer Product	—	—	1,142	2,817	1,142	2,817
7	B&Q	Home Furnishings/ Home improvement	104	2,748	—	—	104	2,748
8	Regus Business Centers	Executive Office Suites	86	2,626	—	—	86	2,626
9	REMEC	Defense and Aerospace	133	2,376	—	—	133	2,376
10	US General Services Administration	Government	72	2,135	—	—	72	2,135
11	Verizon Wireless(5)	Telecommunications	—	—	180	2,117	180	2,117
12	Lockheed Martin	Defense and Aerospace	72	1,741	—	—	72	1,741
13	Women’s Apparel Group	Internet Retail	330	1,426	—	—	330	1,426
14	Walgreens	Specialty Retail	335	1,325	—	—	335	1,325
15	Disney	Entertainment	—	—	101	1,264	101	1,264
16	Capita Business Services	Business Services	50	1,258	—	—	50	1,258
17	CEVA Logistics	Logistics and Distribution	316	1,239	—	—	316	1,239
18	Echostar Satellite	Telecommunications	316	1,200	—	—	316	1,200
19	Trans Hold	Logistics and Distribution	316	1,174	—	—	316	1,174
20	Det Norske Veritas	Business Services	—	—	90	994	90	994
21	Wickes Building Supplies	Home Furnishings/ Home improvement	40	991	—	—	40	991
22	TIAA	Financial Services	68	928	—	—	68	928
23	Southeastern Container	Other Manufacturing	301	835	—	—	301	835
24	Intier Automotive	Vehicle Related Manufacturing	151	833	—	—	151	833
25	Matalan	Specialty Retail	30	814	—	—	30	814
	All Other (92 tenants)		2,543	12,301	418	3,705	2,961	16,006

			5,947	$43,060	5,962	$22,034	11,909	$65,094

(1)

Net Rentable Square Feet for Unconsolidated Properties is at 100%. Annualized Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

(2)

Our tenants are Amazon.com.azdc, Inc. in our Buckeye Logistics Center property and Amazon.com.indc, LLC in our AllPoints at Anson Bldg. 1 property, which are both wholly-owned subsidiaries of Amazon.com.

(3)	Our tenant is Atlantic Offshore Ltd., a wholly-owned subsidiary of SBM Offshore.
(4)	Our tenant is CONOPCO, Inc., a wholly-owned subsidiary of Unilever.
(5)	Verizon Wireless is the d/b/a for Cellco Partnership.

Tenant Industries

Our tenants operate across a wide range of industries. The following table details our tenant-industry concentrations as of June 30, 2009 (in thousands):

	Consolidated Properties		Unconsolidated Properties (1)		Consolidated & Unconsolidated Properties (1)
Primary Tenant Industry Category	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
Consumer Products	256	$1,305	2,747	$6,817	3,003	$8,122
Logistics and Distribution	910	3,375	1,337	3,418	2,247	6,793
Internet Retail	330	1,426	1,235	4,321	1,565	5,747
Home Furnishings/Home Improvement	549	5,075	35	391	584	5,466
Vehicle Related Manufacturing	888	4,768	—	—	888	4,768
Petroleum and Mining	171	4,277	—	—	171	4,277
Business Services	446	3,216	90	994	536	4,210
Defense and Aerospace	204	4,118	—	—	204	4,118
Telecommunications	316	1,207	180	2,117	496	3,324
Specialty Retail	381	2,472	75	712	456	3,184
Other Manufacturing	851	3,027	—	—	851	3,027
Executive Office Suites	86	2,626	—	—	86	2,626
Government	72	2,135	—	—	72	2,135
Financial Services	185	1,627	—	—	185	1,627
Entertainment	—	—	101	1,264	101	1,264
Food Service and Retail	108	796	17	346	125	1,142
Apparel Retail	—	—	91	851	91	851
Pharmaceutical and Health Care Related	123	834	—	—	123	834
Other Retail	22	120	48	679	70	799
Professional Services	49	656	6	124	55	780

Totals	5,947	$43,060	5,962	$22,034	11,909	$65,094

(1)

Net Rentable Square Feet for Unconsolidated Properties is at 100%. Annualized Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Tenant Lease Expirations

The following table sets forth a schedule of expiring leases for our consolidated and unconsolidated properties as of June 30, 2009 (in thousands):

	Consolidated Properties		Unconsolidated Properties (1)		Consolidated & Unconsolidated Properties (1)
	Expiring Net Rentable Square Feet	Expiring Base Rent	Expiring Net Rentable Square Feet	Expiring Base Rent	Expiring Net Rentable Square Feet	Expiring Base Rent
2009 (Six months ending December 31, 2009)	644	$2,559	—	$—	644	$2,559
2010	760	5,093	—	—	760	5,093
2011	95	613	—	—	95	613
2012	541	9,639	22	365	563	10,004
2013	1,294	8,083	20	414	1,314	8,497
2014	102	521	14	251	116	772
2015	654	2,944	—	—	654	2,944
2016	299	1,709	130	1,839	429	3,548
2017	200	3,492	119	1,240	319	4,732
2018	335	1,583	3,088	12,834	3,423	14,417
2019	406	1,636	2,433	7,376	2,839	9,012
Thereafter	617	6,714	136	853	753	7,567

Total	5,947	$44,586	5,962	$25,172	11,909	$69,758

Weighted Average Expiration (years)		6.48		9.64		7.48

(1)

Expiring Net Rentable Square Feet for Unconsolidated Properties is at 100%. Expiring Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Property Portfolio Size

Our portfolio size at the end of each quarter since commencement of our initial public offering through June 30, 2009 is as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties (1)			Consolidated & Unconsolidated Properties (1)
Cumulative Property Portfolio as of:	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
9/30/2006	9	878	$86,644	—	—	$—	9	878	$86,644
12/31/2006	9	878	86,644	—	—	—	9	878	86,644
3/31/2007	9	878	86,644	—	—	—	9	878	86,644
6/30/2007	10	928	110,491	—	—	—	10	928	110,491
9/30/2007	42	5,439	348,456	—	—	—	42	5,439	348,456
12/31/2007	44	5,576	353,594	—	—	—	44	5,576	353,594
3/31/2008	47	6,257	426,856	—	—	—	47	6,257	426,856
6/30/2008	47	6,257	426,856	1	605	35,636	48	6,862	462,492
9/30/2008	49	6,483	486,777	6	3,307	193,773	55	9,790	680,550
12/31/2008	52	6,771	582,682	8	5,649	273,205	60	12,420	855,887
3/31/2009	52	6,771	582,717	8	5,649	273,130	60	12,420	855,847
6/30/2009	53	7,106	598,103	11	5,976	305,308	64	13,082	903,411

(1)

Net Rentable Square Feet for unconsolidated properties is at 100%. Approximate Total Acquisition Cost is at our pro rata share of effective ownership and does not include our investment in CBRE Strategic Partners Asia.

Critical Accounting Policies

Management believes our most critical accounting policies are accounting for lease revenues (including straight-line rent), regular evaluation of whether the value of a real estate asset has been impaired, real estate purchase price allocations and accounting for our derivatives and hedging activities, if any. Each of these items involves estimates that require management to make judgments that are subjective in nature. Management relies on its experience, collects historical data and current market data, and analyzes this information in order to arrive at what it believes to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgments in the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates.

Impairment of Long-Lived Assets

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Management believes no impairment in the net carrying values of the consolidated investments in real estate has occurred as of June 30, 2009. We have recognized an impairment for our unconsolidated investment in CBRE Strategic Partners Asia in the amount of approximately $3,355,000 as of June 30, 2009.

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

Discontinued Operations and Real Estate Held for Sale

In accordance with SFAS No. 144, the income or loss and net gain on dispositions of operating properties and the income or loss on all properties classified as held for sale are reflected in the consolidated statements of operations as discontinued operations for all periods presented. A property is classified as held for sale when certain criteria, as set forth under SFAS No. 144, are met. At such time, we present the respective assets and liabilities separately on the balance sheet and cease to record depreciation and amortization expense. Properties held for sale are reported at the lower of their carrying value or their estimated current sales value less costs to sell. As of December 31, 2007, we had 18 buildings classified as held for sale and during the year ended December 31, 2008, they were transferred to continuing operations (see Note 4).

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, SFAS No. 161 requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS

No. 161 is effective for quarterly interim periods beginning after November 15, 2008, and fiscal years that include those quarterly interim periods, with early application encouraged. We adopted SFAS No. 161 on a prospective basis on January 1, 2009. The adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements.

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

Fair Value of Financial Instruments

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), on a prospective basis, as amended by FASB Staff Position SFAS 157-1, “Application of FASB Statement No. 157 to

FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. SFAS 157 applies prospectively to all other accounting pronouncements that require or permit fair value measurements. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. In addition, we adopted FASB Staff Position 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 to financial instruments in an inactive market. The adoption of SFAS 157 and FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial statements since we generally do not record our financial assets and liabilities in our consolidated financial statements at fair value.

Effective January 1, 2008, we also adopted, on a prospective basis, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of SFAS 159 had an impact on our consolidated financial statements since we elected to apply the fair value option for one of our eligible mortgage notes payable that was newly issued debt during the quarter ended December 31, 2008.

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

Pronouncement Affecting the Presentation of Non-controlling (Minority) Interests in the Operating Partnership

Effective January 1, 2009, we adopted the provisions of SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that amounts formerly reported as minority interests in our consolidated financial statements be reported as non-controlling interests. In connection with the issuance of SFAS 160, certain revisions were also made to EITF No. Topic D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”). These revisions clarify that non-controlling interests with redemption provisions outside of the control of the issuer and non-controlling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer are subject to evaluation under EITF D-98 to determine the appropriate balance sheet classification and measurement of such instruments.

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

Pronouncement Affecting Operating Property Acquisitions

Effective January 1, 2009, we adopted the provisions SFAS No. 141(R) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires an acquiring entity to recognize acquired assets and assumed liabilities in a transaction at fair value as of the acquisition date and changes the accounting treatment for certain items, including acquisition costs, which will be required to be expensed as incurred. SFAS 141(R) is required to be applied on a prospective basis.

The adoption of SFAS 141(R) could have an impact on the cost allocation of future acquisitions and requires us to expense acquisition costs for future property acquisitions. The adoption of SFAS 141(R) had an effect on our consolidated financial statements, results of operations, and cash flows for the six months ended June 30, 2009. We expensed $998,000 of acquisition costs during the six months ended June 30, 2009.

New Accounting Pronouncements

Effective April 1, 2009, the Company adopted the provisions of FASB Staff Position SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). FSP SFAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states, which is that the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The adoption of FSP SFAS 157-4 did not have a material effect on the Company’s financial statements.

Effective April 1, 2009, the Company adopted the provisions of FASB Staff Position SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1” and “APB 28-1”). FSP SFAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to the issuance of FSP SFAS 107-1, fair values for these assets and liabilities were only disclosed once a year. FSP SFAS 107-1 now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP SFAS 107-1 and APB 28-1 do not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP SFAS 107-1 and APB 28-1 require comparative disclosures only for periods ending subsequent to initial adoption. The adoption of FSP SFAS 107-1 and APB 28-1 did not have a material effect on the Company’s financial statements

Effective for the second quarter of 2009, the Company adopted the provisions of SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. SFAS 165 also requires disclosure of the date through which subsequent events are evaluated by management (see Note 21). The adoption of SFAS 165 did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP SFAS 115-2 and FSP SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2 and SFAS 124-2”). FSP SFAS 115-2 and SFAS 124-2 change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings, as well as expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. FSP SFAS 115-2 and SFAS 124-2 are effective for fiscal years, and interim periods within those fiscal years, ending after June 15, 2009. The adoption of FSP SFAS 115-2 and SFAS 124-2 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) which amends the guidance for identifying the primary beneficiary in variable interest entities, requires ongoing assessments for purposes of identifying the primary beneficiary, and eliminates the scope exception for qualifying special-purpose entities. SFAS 167 will be effective for our first quarter 2010. We are currently assessing the impact, if any, of adopting SFAS 167 on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”—a replacement of FASB Statement No. 162, or SFAS No. 168, which will become the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt SFAS No. 168 as of September 30, 2009. The adoption of SFAS No. 168 is not expected to have a material impact on our consolidated financial statements.

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

Subject to certain limitations, we are obligated to reimburse the Investment Advisor for the organizational and offering costs incurred on our behalf. This treatment is consistent with Staff Accounting Bulletin, or SAB, Topic 1.B.1, which requires that we include all of the costs associated with our operations and formation in our financial statements. These costs will then be analyzed and segregated between those which are organizational in nature, those which are offering-related salaries and other general and administrative expenses of the Investment Advisor and its affiliates, and those which qualify as offering expenses in accordance with SAB Topic 5.A. Organizational costs are expensed as incurred in accordance with AICPA Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities.” Offering-related salaries and other general and administrative costs of the Investment Advisor and its affiliates will be expensed as incurred and third-party offering expenses will be taken as a reduction against the net proceeds of the offering within additional paid-in capital, or APIC, in accordance with SAB Topic 5.A. Offering costs incurred through June 30, 2009 totaling $68,203,000 are recorded as a reduction of additional paid-in-capital in the consolidated statements of shareholders’ equity. Of the total amount, $58,600,000 was incurred to CNL Securities Corp., as dealer manager; $3,969,000 was incurred to CB Richard Ellis, an affiliate of the Investment Advisor, $251,000 was incurred to our Investment Advisor for reimbursable marketing costs and $5,383,000 was incurred to other service providers. As of June 30, 2009 and December 31, 2008, the accrued offering costs payable to related parties included in our consolidated balance sheets were $3,750,000 and $4,390,000, respectively. Offering costs payable to unrelated parties of $133,000 and $132,000 at June 30, 2009 and December 31, 2008, respectively, were included in accounts payable and accrued expenses.

The Investment Advisor earned investment management fees of $1,783,000 and $798,000 for the three months ended June 30, 2009 and 2008, respectively, and $3,486,000 and $1,479,000 for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009 and December 31, 2008, the investment management fee payable included in investment management fees payable to related party in our consolidated balance sheets were $653,000 and $625,000, respectively. In connection with services provided to the Investment Advisor, CNL Fund Management Company, the Sub-Advisor and affiliate of the Dealer Manager pursuant to a sub-advisory agreement dated August 21, 2006, was paid by the Investment Advisor $246,000 and $110,000 for the three months ended June 30, 2009 and 2008, respectively, and $481,000 and $204,000 for the six months ended June 30, 2009 and 2008, respectively.

The Investment Advisor earned acquisition fees of $723,000 and $349,000 for the three months ended June 30, 2009 and 2008, respectively, and $723,000 and $1,064,000 for the six months ended 2009 and 2008, respectively. In connection with services provided to the Investment Advisor, the Sub Advisor, pursuant to a sub advisory agreement, was paid by the Investment Advisor acquisition fees of $135,000 and $65,000 for the three months ended June 30, 2009 and 2008, respectively, and $135,000 and $199,000 for the six months ended 2009 and 2008, respectively. Acquisition related expenses totaling $72,000 and $0 were earned by the Investment Advisor during the six months ended June 30, 2009 and 2008, respectively. Prior to the adoption of FAS 141(R) on January 1, 2009, these fees and expenses were capitalized to investments in real estate and related intangibles.

Rental Operations

During the fourth quarter of 2008, management reevaluated the structure of its business and devised a new reportable segment structure. Our reportable segments consist of three types of commercial real estate properties for which our management internally evaluates operating performance and financial results: the Domestic Industrial Properties, Domestic Office Properties and International Office/Retail Properties. All periods presented have been revised to report our segment results under our new reportable segment structure. We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, management fees and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our company-level general and administrative expenses. The following tables compare the net operating income for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Month Ended June 30,
	2009	2008	2009	2008
Domestic Industrial Properties
Revenues:
Rental	$4,303	$5,406	$8,989	$10,781
Tenant Reimbursements	1,003	888	2,103	1,760

Total Revenues	5,306	6,294	11,092	12,541
Property and Related Expenses:
Operating and Maintenance	313	279	670	550
General and Administrative	94	145	139	177
Property Management Fee to Related Party	87	95	180	201
Property Taxes	1,090	820	2,146	1,531

Total Expenses	1,584	1,339	3,135	2,459

Net Operating Income	$3,722	$4,955	$7,957	$10,082

Domestic Office Properties
Revenues:
Rental	$3,713	$1,511	$7,485	$2,620
Tenant Reimbursements	940	517	1,701	883

Total Revenues	4,653	2,028	9,186	3,503

Property and Related Expenses:
Operating and Maintenance	739	340	1,528	567
General and Administrative	43	6	101	20
Property Management Fee to Related Party	27	6	64	15
Property Taxes	608	235	1,218	384

Total Expenses	1,417	587	2,911	986

Net Operating Income	$3,236	$1,441	$6,275	$2,517

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
International Office/Retail Properties
Revenues:
Rental	$1,831	$973	$3,715	$1,460
Tenant Reimbursements	95	26	180	61

Total Revenues	1,926	999	3,895	1,521

Property and Related Expenses:
Operating and Maintenance	93	28	174	60
General and Administrative	15	52	67	52
Property Management Fee to Related Party	(2)	4	10	7
Total Expenses	106	84	251	119

Net Operating Income	$1,820	$915	$3,644	$1,402

Reconciliation to Consolidated Net (Loss) Income
Total Segment Net Operating Income	$8,778	$7,313	$17,876	$14,001
Interest Expense	2,638	2,338	5,445	4,731
General and Administrative	733	779	1,621	1,170
Investment Management Fee to Related Party	1,783	798	3,486	1,479
Acquisition Expenses	998	—	998	—
Depreciation and Amortization	6,148	3,889	11,870	7,040

	(3,522)	(491)	(5,544)	(419)

Interest and Other Income	140	536	261	1,332
Net Settlement Payments on Interest Rate Swaps	(152)	—	(233)	—
Gain (Loss) on Interest Rate Swaps and Cap	525	(6)	357	(19)
Loss on Note Payable at Fair Value	(128)	—	(693)	—
(Loss) Income Before Provision for Income Taxes and Equity in Loss of Unconsolidated Entities	(3,137)	39	(5,852)	894
Provision for Income Taxes	(58)	(346)	(87)	(517)
Equity Loss of Unconsolidated Entities	(1,051)	(180)	(1,849)	(276)

Net (Loss) Income	(4,246)	(487)	(7,788)	101

Net Loss (Income) Attributable to Non-Controlling Operating Partnership Units	8	2	21	(3)

Net (Loss) Income Attributable to CB Richard Ellis Realty Trust Shareholders	$(4,238)	$(485)	$(7,767)	$98

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

Consolidated Results of Operations

Comparison of Three Months Ended June 30, 2009 to Three Months Ended June 30, 2008

Revenues

Rental

Rental revenue increased $1,957,000, or 25%, to $9,847,000 during the three months ended June 30, 2009 compared to $7,890,000 for the three months ended June 30, 2008. The increase was due to the acquisition of Enclave on the Lake, Albion Mills, Maskew Retail Park and Avion Midrise III & IV subsequent to June 30, 2008 offset by lower rental revenue for 602 Central Blvd., Thames Valley, Jedburg Commerce Park and the write-off of unamortized above-market rent for the bankrupt tenant, Aleris, at Kings Mountain I.

Tenant Reimbursements

Tenant reimbursements increased $607,000, or 42%, to $2,038,000 for the three months ended June 30, 2009 compared to $1,431,000 for the three months ended June 30, 2008, due to the acquisition of Enclave on the Lake and Avion Midrise III & IV subsequent to June 30, 2008 and increased reimbursements at Lakeside Office Center and the Carolina portfolio.

Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $498,000, or 77%, to $1,145,000 for the three months ended June 30, 2009 compared to $647,000 for the three months ended June 30, 2008. The increase was due to the acquisition of Enclave on the Lake and Avion Midrise III & IV subsequent to June 30, 2008.

Property Taxes

Property tax expense increased $643,000, or 61%, to $1,698,000 for the three months ended June 30, 2009 compared to $1,055,000 for the three months ended June 30, 2008. The increase was due to the acquisition of Enclave on the Lake and Avion Midrise III & IV subsequent to June 30, 2008 and increased taxes resulting from the reassessment of properties located in North Carolina and South Carolina.

Interest

Interest expense increased $300,000, or 13%, to $2,638,000 for the three months ended June 30, 2009 compared to $2,338,000 for the three months ended June 30, 2008 as a result of interest expense associated with Lakeside Office Center, Enclave on the Lake, Avion Midrise III & IV, Thames Valley Five and Albion Mills Retail Park offset by lower interest expense on the line of credit borrowing.

General and Administrative

General and administrative expense decreased $95,000, or 10%, to $885,000 for the three months ended June 30, 2009 compared to $980,000 for the three months ended June 30, 2008. Of the total decrease, $89,000 was due to a decrease in general audit fees and Sarbanes-Oxley assistance fees; $99,000 was due to a decrease in general corporate legal expense; and $101,000 was due to a decrease in organizational costs, offset by a $66,000 increase in professional fees; a $122,000 increase in shareholder servicing fees and reports production costs and a $6,000 increase in directors’ and officers’ insurance for the three months ended June 30, 2009 as compared to June 30, 2008.

Property Management Fee and Investment Management Fee to Related Party

Property management fee and investment management fee to related party increased $992,000, or 110%, to $1,895,000 for three months ended June 30, 2009 compared to $903,000 for the three months ended June 30, 2008 resulting from an increase in assets under management. The increase was due to investment management fees to related party earned relative to the management of Lakeside Office Center, Enclave on the Lake, Avion Midrise III & IV, Thames Valley Five, Albion Mills Retail Park, Maskew Retail Park and the investment management fee to related party earned relative to the Duke joint venture and Afton Ridge.

Acquisition Expenses

During the three months ended June 30, 2009, we incurred acquisition expenses was totaling $998,000. Prior to January 1, 2009 acquisition expenses were capitalized.

Depreciation and Amortization

Depreciation and amortization expenses increased $2,259,000, or 58%, to $6,148,000 for the three months ended June 30, 2009 as compared to $3,889,000 for the three months ended June 30, 2008. The net increase was related to the acquisitions of Lakeside Office Center, Enclave on the Lake, Avion Midrise III & IV, Thames Valley Five, Albion Mills Retail Park and Maskew Retail Park and the expensing of unamortized tangible and intangibles costs for the bankrupt tenant, Aleris, at Kings Mountain I.

Interest and Other Income

Interest and other income decreased $396,000, or 74%, to $140,000 for the three months ended June 30, 2009 compared to $536,000 for the three months ended June 30, 2008. The decrease was due to significantly lower money market interest rates.

Gain (Loss) on Interest Rate Swaps and Cap

Gains on interest rate swaps and cap increased $531,000 or 8,946% to $525,000 for the three months ended June 30, 2009 compared to ($6,000) for the three months ended June 30, 2008. The increase was due to the positive quarterly interest rate swap valuation adjustment for Thames Valley Five and Albion Mills Retail Park. There was no comparable activity in 2008.

Loss on Note Payable on Fair Value

During the three months ended June 30, 2009, our valuation loss on the Albion Mills Retail Park note payable at fair market value was $128,000. There was no comparable activity in 2008.

Provision for Income Taxes

Provision for income taxes decreased $288,000, or 83%, to $58,000 for the three months ended June 30, 2009 compared to $346,000 for the three months ended June 30, 2008 resulting primarily from the transfer of the Carolina TRS discontinued operations portfolio to continuing operations as of September 30, 2008.

Equity in Loss of Unconsolidated Entities

Equity in loss of unconsolidated entities increased $871,000, or 484%, to $1,051,000 for the three months ended June 30, 2009 compared to $180,000 for the three months ended June 30, 2008. The increase was primarily due to an impairment loss of $1,424,000 in our CBRE Strategic Partners Asia unconsolidated entity and offset by the positive operational activities of the Duke joint venture and Afton Ridge where a majority of the properties were acquired subsequent to June 30, 2008.

Non-Controlling Interest

Non-controlling interest increased $6,000, or 297%, to $8,000 for the three months ended June 30, 2009 compared to $2,000 for the three months ended June 30, 2008. The increase was due to an increase in the non-controlling interest share of net loss.

Comparison of Six Months Ended June 30, 2009 to Six Months Ended June 30, 2008

Revenues

Rental

Rental revenue increased $5,328,000, or 36%, to $20,189,000 during the six months ended June 30, 2009 compared to $14,861,000 for the six months ended June 30, 2008. The increase was due to the ownership of Lakeside Office Center and Thames Valley Five for two quarters in 2009 (both properties acquired in March, 2008) and the acquisition of Enclave on the Lake, Albion Mills, Maskew Retail Park and Avion Midrise III & IV subsequent to June 30, 2008 offset by lower rental revenue at 602 Central Blvd., Jedburg Commerce Park and write off of billed rent, deferred rent and unamortized above-market rent for the bankrupt tenant, Aleris, at Kings Mountain I.

Tenant Reimbursements

Tenant reimbursements increased $1,281,000, or 47%, to $3,984,000 for the six months ended June 30, 2009 compared to $2,704,000 for the six months ended June 30, 2008, due to the acquisition of Enclave on the Lake and Avion Midrise III & IV subsequent to June 30, 2008, ownership of Lakeside Office Center for two full quarters and increased reimbursements from the Carolina properties.

Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $1,195,000, or 102%, to $2,372,000 for the six months ended June 30, 2009 compared to $1,177,000 for the six months ended June 30, 2008. The increase was due to the acquisition of Enclave on the Lake and Avion Midrise III & IV subsequent to June 30, 2008.

Property Taxes

Property tax expense increased $1,449,000, or 76%, to $3,364,000 for the six months ended June 30, 2009 compared to $1,915,000 for the six months ended June 30, 2008. The increase was due to increased taxes resulting from the reassessment of properties located in North Carolina and South Carolina and the acquisition of Enclave on the Lake and Avion Midrise III & IV subsequent to June 30, 2008.

Interest

Interest expense increased $714,000, or 15%, to $5,445,000 for the six months ended June 30, 2009 compared to $4,731,000 for the six months ended June 30, 2008 as a result of interest expense associated with Lakeside Office Center, Enclave on the Lake, Albion Mills Retail Park, Thames Valley Five and Avion Midrise III & IV offset by lower interest expense on the line of credit borrowing.

General and Administrative

General and administrative expense increased $509,000, or 36%, to $1,928,000 for the six months ended June 30, 2009 compared to $1,419,000 for the six months ended June 30, 2008. Of the total increase, $381,000 was due to the increase in professional fees; $70,000 was due to the increase in general audit fees and Sarbanes- Oxley assistance fees; $23,000 was due to the decrease in general corporate legal expense; $170,000 was due to an increase in shareholder servicing fees and reports production costs; $12,000 was due to the increase in directors’ and officers’ insurance and $101,000 was due to a decrease in organizational costs for the six months ended June 30, 2009 as compared to June 30, 2008.

Property Management Fee and Investment Management Fee to Related Party

Property management fee and investment management fee to related party increased $2,038,000, or 120%, to $3,740,000 for six months ended June 30, 2009 compared to $1,702,000 for the six months ended June 30, 2008 resulting from an increase in assets under management. The increase was due to investment management fees to related party earned relative to the management of Lakeside Office Center, Enclave on the Lake, Avion Midrise III & IV, Thames Valley Five, Albion Mills Retail Park, Maskew Retail Park and the investment management fee to related party earned relative to the Duke joint venture and Afton Ridge.

Acquisition Expenses

During the six months ended June 30, 2009, we incurred acquisition expenses totaling $998,000. Prior to January 1, 2009 acquisition expenses were capitalized.

Depreciation and Amortization

Depreciation and amortization expense increased $4,830,000, or 69%, to $11,870,000 for the six months ended June 30, 2009 as compared to $7,040,000 for the six months ended June 30, 2008. The net increase was related to the acquisitions of Lakeside Office Center, Enclave on the Lake, Avion Midrise III & IV, Thames Valley Five, Albion Mills Retail Park and Maskew Retail Park, and the expensing of the unamortized tangible and intangible costs for the bankrupt tenant, Aleris, at Kings Mountain I.

Interest and Other Income

Interest and other income decreased $1,071,000, or 80%, to $261,000 for the six months ended June 30, 2009 compared to $1,332,000 for the six months ended June 30, 2008. The decrease was due to significantly lower money market interest rates.

Loss on Interest Rate Swaps and Cap

Gains on interest rate swaps and cap increased $376,000 to $357,000 for the six months ended June 30, 2009 compared to ($19,000) for the six months ended June 30, 2008. The increase was due to the positive valuation adjustment on interest rate swaps for Thames Valley Five and Albion Mills Retail Park. There was no comparable activity in 2008.

Loss on Note Payable on Fair Value

During the six months ended June 30, 2009, our valuation loss on the Albion Mills Retail Park note payable at fair market value was $693,000. There was no comparable activity in 2008.

Provision for Income Taxes

Provision for income taxes decreased $430,000, or 83%, to $87,000 for the six months ended June 30, 2009 compared to $517,000 for the six months ended June 30, 2008 resulting primarily from the transfer of the Carolina TRS discontinued operations portfolio to continuing operations as of September 30, 2008.

Equity in Loss of Unconsolidated Entities

Equity in loss of unconsolidated entities increased $1,573,000, or 569%, to $1,849,000 for the six months ended June 30, 2009 compared to $276,000 for the six months ended June 30, 2008. The increase was primarily due to an impairment loss of $2,291,000 in our CBRE Strategic Partners Asia unconsolidated entity offset by operational activities for the Duke joint venture and Afton Ridge, where a majority of the properties were acquired subsequent to June 30, 2008.

Non-Controlling Interest

Non-controlling interest increased $23,000 to $21,000 for the six months ended June 30, 2009 compared to ($3,000) for the six months ended June 30, 2008. The increase was due to an increase in the non-controlling interest share of net loss.

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

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to the Investment Advisor and the Dealer Manager. During the offering stage, assuming all of the shares in our $3,000,000,000 primary offering are sold, these payments will include payments of up to $189,000,000 for selling commissions, up to $54,000,000 for the dealer manager fee, up to $27,000,000 for the marketing support fee and up to $20,750,000 for organizational and offering expenses. During the acquisition and operational stages, certain services related to the acquisition and management of our investments and our operations will be provided to us by the Investment Advisor pursuant to an advisory agreement entered into in July 2004 which was amended and restated in October 2006 and again in January 2009. Pursuant to that agreement, we expect to make various payments to the Investment Advisor, including acquisition fees, investment management fees and payments for reimbursements of certain costs incurred by the Investment Advisor in providing related services to us. As the actual amounts to be paid are dependent upon the total equity and debt capital we raise and our results of operations, we cannot determine these amounts at this time.

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

Historical Cash Flows

Our net cash provided by operating activities increased by $3,605,000 to $10,858,000 for the six months ended June 30, 2009, compared to $7,253,000 for the six months ended June 30, 2008. The increase was due to operating distributions from the Duke joint venture and Afton Ridge and increased billing collections from both consolidated and unconsolidated properties; offset by lower interest income, the payment of annual property taxes for North Carolina, South Carolina and Texas properties and the expensing of acquisition costs during the six months ended June 30, 2009.

Net cash used in investing activities decreased by $55,793,000 to $56,815,000 during the six months ended June 30, 2009 as compared to $112,608,000 for the six months ended June 30, 2008. The decrease was due to reduced acquisitions of real estate properties and investments in unconsolidated entities during the six months ended June 30, 2009 when compared to the same period in 2008. In addition, we received the return of capital of $230,000 from our unconsolidated entity.

Net cash provided by financing activities decreased by $20,527,000 to $112,313,000 for the six months ended June 30, 2009, compared to net cash provided by financing activities of $132,840,000 for the six months ended June 30, 2008. The decrease was due to the lack of attractive debt financing opportunities during the six months ended June 30, 2009 compared to $14,865,000 of proceeds from notes payable during the six months ended June 30, 2008, an increase in distributions to shareholders and non-controlling interest holders of $2,377,000, an increase in shareholder redemptions of $5,004,000, an increase in offering costs of $5,472,000, an increase in principal payments on notes payable of $461,000; offset by the increase in proceeds from public offering of $7,480,000 and a decrease in deferred financing costs and security deposits of $172,000.

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

The following table presents our FFO for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Reconciliation of net (loss) income to funds from operations:
Net (Loss) Income Attributable to CB Richard Ellis Realty Trust Shareholders	$(4,238)	$(485)	$(7,767)	$98
Adjustments:
Non-controlling interest	(8)	(2)	(21)	3
Net effect of FFO adjustment from unconsolidated entities(1)	3,516	224	6,777	224
Real estate depreciation and amortization	6,148	3,889	11,870	7,040

FFO	$5,418	$3,626	$10,859	$7,365
Other Adjustments:
Acquisition expenses	$998	$—	$998	$—
Impairment loss in unconsolidated entity	1,424	—	2,291	—

FFO, as adjusted	$7,840	$3,626	$14,148	$7,365

(1)

Represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation) for each of our unconsolidated entities multiplied by the percentage of income or loss recognized by us for each of these unconsolidated entities, which generally is equal to our ownership interest in each of these unconsolidated entities. However due to the preferred return structure of our Duke joint venture, we recognized substantially all of the net income of this unconsolidated entity.

Financing

Notes Payable

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. Assumption fees and other loan closing costs totaling $765,500 were capitalized as incurred. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. Principal payments totaling $1,767,000 were made during the six months ended June 30, 2009. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

On May 30, 2008, we entered into a £7,500,000 ($12,340,000 at June 30, 2009) financing arrangement with the Royal Bank of Scotland plc secured by the Thames Valley Five property. The loan is for a term of five years (with a two year extension option) and bears interest at a variable rate of interest, adjusted quarterly, based on three month GBP-based LIBOR plus 1.01%. In addition, we incurred financing costs of approximately £78,000 ($129,000 at June 30, 2009) associated with obtaining this loan. On August 14, 2008, we entered into the interest rate swap agreement that fixes the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of June 30, 2009 and expires on May 30, 2013. Interest payments only are due quarterly for the term of the loan with principal due at maturity.

On July 1, 2008, in connection with the acquisition of Enclave on the Lake, we assumed an $18,281,000 ($18,790,000 face value less discount of $509,000) loan from NorthMarq Capital, Inc. that bears interest at a fixed rate of 5.45% per annum and matures on May 1, 2011. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $172,000 were made during the six months ended June 30, 2009. In addition, we incurred financing costs totaling $241,000 in conjunction with the assumption of the loan.

On October 10, 2008, we entered into a £5,771,000 ($9,495,000 at June 30, 2009) financing agreement with the Royal Bank of Scotland plc secured by Albion Mills Retail Park property. The loan is for a term of five years and bears interest at a variable rate of interest, adjusted quarterly, based on three month GBP-based LIBOR plus 1.31%. In addition, we incurred financing costs of approximately £81,000 ($121,000 at June 30, 2009) associated with obtaining this loan. On November 25, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of June 30, 2009 and expires on October 10, 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On November 18, 2008, in connection with the acquisition of Avion Midrise III & IV, we assumed $20,851,000 ($22,186,000 face value less discount of $1,335,000) fixed-rate mortgage loan from Capmark Finance, Inc. that bears interest at a rate of 5.52% per annum and matures on April 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payment totaling $193,000 was made during the six months ended June 30, 2009. In addition, we incurred financing costs totaling $344,000 in conjunction with the assumption of the loan.

Loan Payable

On August 8, 2008, we entered into an amended and restated credit agreement with Bank of America, N.A. (“Bank of America”), which amended the terms of our prior credit agreement with Bank of America, to provide us with a new $45,000,000 unsecured revolving line of credit (the “Revolving Credit Facility”), and to replace our prior Bank of America term loan and revolving credit facility which matured in August 2008. The new Revolving Credit Facility was fully drawn upon at closing, with such proceeds utilized to pay down the full $45,000,000 amount outstanding under our prior Bank of America term loan (as of August 8, 2008, no amount was outstanding under our prior $10,000,000 Bank of America revolving credit facility). The new Revolving Credit Facility matures in August 2010 and bears interest at a floating rate of LIBOR plus 2.00% to 2.75%, based upon our leverage ratio as defined in the credit agreement (at our current leverage ratio, the Revolving Credit Facility bears interest at a floating rate of LIBOR plus 2.00%). An upfront fee of $292,500 was paid to Bank of America, and a fee equal to the actual daily amount by which the aggregate commitments exceed the total outstanding (both as defined in the amended and restated credit agreement) times 0.20% per annum if the total outstanding are equal to or more than 50% of the aggregate commitments, or 0.25% per annum otherwise, is accrued on unfunded balances under the Revolving Credit Facility. The loan contains various financial covenants and restrictions including a fixed charge coverage ratio of at least 1.75 to 1.00, as defined in the amended and restated credit agreement. As of June 30, 2009 and December 31, 2008, there was no amount outstanding under the Revolving Credit Facility.

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

The following table presents total distributions declared and paid and distributions per share:

2009 Quarters	First	Second
Total distributions declared and paid	$10,066,000	$11,181,000
Distributions per share	$0.15	$0.15

2008 Quarters	First	Second	Third	Fourth
Total distributions declared and paid	$4,882,000	$5,907,000	$7,511,000	$8,989,000
Distributions per share	$0.14375	$0.14375	$0.15	$0.15

Our first and second quarter 2009 distributions were funded 51.11% by cash flows provided by operating activities and 48.89% from uninvested proceeds from financings of our properties. In addition, distributions totaling $7,784,000 were reinvested in our common shares pursuant to our dividend reinvestment plan during the first and second quarters of 2009.

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

Off-Balance Sheet Arrangements

As of June 30, 2009, we had three Investments in Unconsolidated Entities. Our investments are discussed in Note 5, “Investments in Unconsolidated Entities” in the accompanying consolidated financial statements.

Contractual Obligations and Commitments

The following table provides information with respect to our consolidated property contractual obligations at June 30, 2009 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Note Payable (and interest payments) Collateralized by REMEC Corporate Campus	$(14,784)	$(635)	$(14,149)	$—	$—
Note Payable (and interest payments) Collateralized by 300 Constitution Drive	(13,645)	(580)	(13,065)	—	—
Note Payable (and interest payments) Collateralized by Deerfield Commons I	(12,938)	(509)	(1,219)	(1,286)	(9,924)
Note Payable (and interest payments) Collateralized by 602 Central Blvd.	(10,031)	(196)	(393)	(9,442)	—
Note Payable (and interest payments) Collateralized by Bolingbrook Point III	(11,643)	(473)	(947)	(10,223)	—
Note Payable (and interest payments) Collateralized by the Carolina Portfolio	(83,882)	(6,981)	(13,961)	(13,579)	(49,361)
Note Payable (and interest payments) Collateralized by Lakeside Office Center	(12,292)	(543)	(1,174)	(1,299)	(9,276)
Note Payable (and interest payments) Collateralized by Thames Valley Five	(14,028)	(397)	(794)	(12,837)	—
Note Payable (and interest payments) Collateralized by Enclave on the Lake	(20,343)	(1,355)	(18,988)	—	—
Note Payable (and interest payments) Collateralized by Albion Mills Retail Park	(11,007)	(336)	(672)	(9,999)	—
Note Payable (and interest payments) Collateralized by Avion Midrise III & IV	(27,631)	(1,618)	(3,237)	(22,776)	—

Total	$(232,224)	$(13,623)	$(68,599)	$(81,441)	$(68,561)

The following table provides information with respect to our unconsolidated property contractual obligations at June 30, 2009 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Note Payable (and interest payments) Collateralized by Duke Joint Venture	$(149,394)	$(6,696)	$(13,392)	$(129,306)	$—
Note Payable (and interest payments) Collateralized by Afton Ridge	(28,618)	(1,308)	(2,616)	(24,694)	—

Total(1)	$(178,012)	$(8,004)	$(16,008)	$(154,000)	$—

(1)	Unconsolidated payment amounts are at our pro rata share of effective ownership and exclude our investment in CBRE Strategic Partners Asia.

As of June 30, 2009, we were committed to pay $3,883,000 in accrued offering costs. The timing of future payments is uncertain.

As of June 30, 2009, we had an unfunded investment commitment in CBRE Strategic Partners Asia totaling $15,132,000. The timing of future payments is uncertain.

Income Taxes

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2004. As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute currently to our shareholders. Under the Internal Revenue Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute at least 90% of their annual net taxable income (excluding net capital gains) to their shareholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to state, local and foreign taxes on our income and properties and to U.S. federal income and excise taxes on our undistributed gross income. Our properties located in Texas are subject to a Texas Gross Margin Tax, our property located in Georgia is subject to a Georgia Corporation Income Tax and properties located in North Carolina and California are subject to a Franchise Tax under which we incurred a total of approximately $70,000 of taxes for the six months ended June 30, 2009.

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

Notes Payable secured by real property are summarized as follows (in thousands):

	Interest Rate as of		Maturity Date	Notes Payable as of
Property	June 30, 2009	December 31, 2008		June 30, 2009	December 31, 2008
REMEC	4.79%	4.79%	November 1, 2011	$13,250	$13,250
300 Constitution	4.84	4.84	April 1, 2012	12,000	12,000
Deerfield Commons I.(1)	5.23	5.23	December 1, 2015	9,725	9,725
602 Central Blvd.(2)(3)	2.17	6.79	April 27, 2014	9,049	8,026
Bolingbrook Point III	5.26	5.26	January 1, 2015	9,000	9,000
Fairforest Bldg. 5(4)	6.33	6.33	February 1, 2024	10,552	10,767
Fairforest Bldg. 6(4)	5.42	5.42	June 1, 2019	3,386	3,512
HJ Park—Bldg. 1(4)	4.98	4.98	March 1, 2013	1,042	1,167
North Rhett I(4)	5.65	5.65	August 1, 2019	4,409	4,567
North Rhett II(4)	5.20	5.20	October 1, 2020	2,425	2,503
North Rhett III(4)	5.75	5.75	February 1, 2020	1,972	2,038
North Rhett IV(4)	5.80	5.80	February 1, 2025	10,538	10,742
Mt Holly Bldg.(4)	5.20	5.20	October 1, 2020	2,425	2,503
Orangeburg Park Bldg.(4)	5.20	5.20	October 1, 2020	2,466	2,545
Kings Mountain I(4)	5.27	5.27	October 1, 2020	2,098	2,165
Kings Mountain II(4)	5.47	5.47	January 1, 2020	6,279	6,495
Union Cross Bldg. I(4)	5.50	5.50	July 1, 2021	3,025	3,111
Union Cross Bldg. II(4)	5.53	5.53	June 1, 2021	9,248	9,515
Thames Valley Five(3)(5)	6.42	6.42	May 30, 2013	12,340	10,945
Lakeside Office Center(6)	6.03	6.03	September 1, 2015	9,000	9,000
Enclave on the Lake(7)	5.45	5.45	May 1, 2011	18,451	18,623
Albion Mills Retail Park(3)(8)(9)	5.25	5.25	October 10, 2013	9,495	8,360
Avion Midrise III & IV(10)	5.52	5.52	April 1, 2014	21,960	22,154

Notes Payable				184,135	182,713
Less Discount				(4,076)	(4,443)
Less Albion Mills Retail Park Fair Value Adjustment(8)				(471)	(1,109)

Notes Payable Less Discount and Fair Value Adjustment				$179,588	$177,161

(1)	Interest only payments are due monthly for the first 60 months of the loan term. Principal and interest payments are due monthly for the remaining 60 months of the loan term.
(2)

Variable interest rate of 2.17% and 6.79% at June 30, 2009 and December 31, 2008 based on three month GBP based London Inter-Bank Offering Rate (“LIBOR”) plus 0.67%. We maintain a rate cap agreement pursuant to which we will be protected against an increase in the three month LIBOR over 6.25% through May 27, 2010.

(3)	These loans are subject to certain financial covenants (interest coverage and loan to value).
(4)

These notes payable were assumed from the seller of the Carolina Portfolio on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount.

(5)	We entered into the interest rate swap agreement that fixes the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of June 30, 2009 and expires on May 30, 2013.
(6)	Interest only payments are due monthly for the first 36 months of the loan term. Principal and interest payments are due monthly for the remaining 48 months of the loan term.
(7)	The loan was assumed from the seller of Enclave on the Lake on July 1, 2008 and was recorded at estimated fair value which includes the discount.
(8)	The Albion Mills Retail Park note payable balance is presented at cost basis. This loan is carried on our balance sheet at fair value (see Note 16).

(9)	We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of June 30, 2009 and expires on October 10, 2013.
(10)	The loan was assumed from the seller of Avion Midrise III & IV on November 18, 2008 and was recorded at estimated fair value which includes the discount.

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

The fair value of long-term debt was estimated based on current interest rates available to us for debt instruments with similar terms. The following tables summarize our financial instruments and their calculated fair value at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009
	Carrying Value	Total Fair Value
Financial Assets (Liabilities):
Interest Rate Cap	$1	$1
Interest Rate Swaps	(1,164)	(1,164)
Notes Payable	(179,588)	(169,766)

A 100 basis point increase or decrease in interest rates would increase or decrease the fair market value of our notes payable by $4,056,000 at June 30, 2009. In addition, a 100 basis point increase or decrease in interest rates would either increase or decrease annual variable interest expense on the 602 Central Blvd. property by approximately $90,000 and approximately $123,000 on the Thames Valley Five property and approximately $95,000 on the Albion Mills Retail Park property.

	December 31, 2008
	Carrying Value	Total Fair Value
Financial Assets (Liabilities):
Interest Rate Cap	$1	$1
Interest Rate Swaps	(1,336)	(1,336)
Notes Payable	(177,161)	(165,803)

A 100 basis point increase or decrease in interest rates would increase or decrease the fair market value of our notes payable by $7,039,000 at December 31, 2008. In addition, a 100 basis point increase or decrease in interest rates would either increase or decrease annual variable interest expense on the 602 Central Blvd. property by approximately $80,000 and approximately $109,000 on the Thames Valley Five property and approximately $84,000 on the Albion Mills Retail Park property.

In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness and economic condition of lessees, which may affect our ability to refinance our debt if necessary.

Debt Maturities

The following table details our consolidated and unconsolidated debt maturities as of June 30, 2009 (in thousands):

	Consolidated Debt			Unconsolidated Debt (1)			Consolidated & Unconsolidated Debt (1)
	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total
2009 (Six months ended December 31, 2009)	$2,189	$—	$2,189	$—	$—	$—	$2,189	$—	$2,189
2010	4,567	—	4,567	—	—	—	4,567	—	4,567
2011	4,740	31,028	35,768	—	—	—	4,740	31,028	35,768
2012	4,947	12,000	16,947	—	—	—	4,947	12,000	16,947
2013(2)	5,000	21,836	26,836	—	102,310	102,310	5,000	124,146	129,146
2014	4,865	28,858	33,723	—	40,640	40,640	4,865	69,498	74,363
2015	4,905	26,491	31,396	—	—	—	4,905	26,491	31,396
2016	4,930	—	4,930	—	—	—	4,930	—	4,930
2017	5,215	—	5,215	—	—	—	5,215	—	5,215
2018	5,516	—	5,516	—	—	—	5,516	—	5,516
2019	5,420	—	5,420	—	—	—	5,420	—	5,420
Thereafter	11,628	—	11,628	—	—	—	11,628	—	11,628

Total	$63,922	$120,213	$184,135	$—	$142,950	$142,950	$63,922	$263,163	$327,085

Weighted Average Maturity (years)			5.48			4.78			5.18
Weighted Average Interest Rate			5.34%			5.60%			5.45%

(1)	Unconsolidated debt amounts are at our pro rata share of effective ownership.
(2)

The Thames Valley Five consolidated debt ($12,340,000 at June 30, 2009) maturity date may be extended for an additional two years from May, 2013 to May, 2015. In addition, Afton Ridge has the option to extend the maturity date of the unconsolidated debt ($22,950,000 at June 30, 2009—our share) for one additional year from October, 2013 to October, 2014.

Encumbered and Unencumbered Properties

The following table details our Encumbered and Unencumbered properties as of June 30, 2009 (Approximate Acquisition Cost and Debt Balance in thousands):

	Consolidated Properties			Unconsolidated Properties (1)			Consolidated & Unconsolidated Properties (1)
	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance
Encumbered Properties	27	$380,228	$184,135	8	$272,921	$142,950	35	$653,149	$327,085
Unencumbered Properties	26	217,875	—	3	32,387	—	29	250,262	—

Total Properties	53	$598,103	$184,135	11	$$305,308	$142,950	64	$903,411	$327,085

(1)

Number of Properties at 100%. Approximate Total Acquisition Cost and Debt Balance for Unconsolidated Properties are at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Subsequent Events

From July 1, 2009 through July 31, 2009, we received gross proceeds from our follow-on public offering of $42,871,049 from the sale of 4,311,115 common shares.

On July 1, 2009, we acquired 3011, 3055 & 3077 Comcast Place, located in the Tri-Valley Technology Park in Livermore, CA, a suburb in the eastern portion of the San Francisco Bay area, through our operating partnership. We acquired 3011, 3055 & 3077 Comcast Place for approximately $49,000,000, exclusive of customary closing costs, using the net proceeds from our public offering. Upon closing, we paid the Investment Advisor a $735,000 acquisition fee. 3011, 3055 & 3077 Comcast Place is a 219,613 square foot office campus consisting of one two-story building and two one-story buildings with surface parking lots, completed in 1987/88 and fully renovated in 2009. The property is 100% leased to Comcast of California/Colorado/Washington I, Inc, a subsidiary of Comcast Corporation, through December 2024, and guaranteed by Comcast Corporation. Comcast Corporation is one of the nation’s largest providers of cable, entertainment and communications products and services and utilizes the property as a regional headquarters, call-center and operations center.

On July 22, 2009, we entered into a purchase and sale agreement to acquire, subject to customary closing conditions, Crest Ridge Corporate Center I, located at 11055 Wayzata Blvd. in Minnetonka, MN, a suburb of Minneapolis for approximately $28,418,000, exclusive of transaction costs. The acquisition will be funded using the net proceeds from our public offering. Crest Ridge Corporate Center I is a 116,338 square foot, three-story office building, with structured parking, scheduled to be completed in 2009 and has no operating history. The property is 100% leased to Syngenta Seeds, Inc. to be utilized as its corporate headquarters through June 2019. Syngenta Seeds, Inc. is a subsidiary of global agri-business company Syngenta AG and provides corn, soybean, sugar-beet and vegetable seeds to growers throughout the U.S. The lease is guaranteed by the U.S. parent, Syngenta US Holdings, Inc. While we anticipate this acquisition will close during the third quarter of 2009, this agreement is subject to a number of contingencies, including, but not limited to, completion of the expansion and acceptance by the tenant of the space and there can be no assurances that this acquisition will occur. We have provided deposits of $500,000 in connection with the execution of the agreement that is refundable in the event that certain closing conditions are not met.

On July 31, 2009, we acquired 140 Depot Street, located in Bellingham, MA a suburb of Boston, through our operating partnership. We acquired 140 Depot Street for approximately $18,950,000, exclusive of customary closing costs, using the net proceeds from our public offering. Upon closing, we paid the Investment Advisor a $284,250 acquisition fee. 140 Depot Street is a 238,370 square foot warehouse/distribution building to be completed in 2009 and has no operating history. The property is 100% leased to Best Buy Stores, L.P. through June 2019. Best Buy Stores, L.P. is one of the nation’s leading retailers of consumer appliances and electronic goods and plans to utilize the property as a regional distribution center for large electronics and appliances of the type generally delivered directly to consumers’ homes.

On August 5, 2009, we acquired 12650 Ingenuity Drive, located in Orlando, FL through our operating partnership. We acquired 12650 Ingenuity Drive for approximately $25,350,000, exclusive of customary closing costs, using the net proceeds from our public offering and the assumption of approximately $13,540,000 of existing first mortgage financing. Upon closing, we paid the Investment Advisor a $380,250 acquisition fee.12650 Ingenuity Drive is a 124,500 square foot, two-story office building, with surface parking lots, completed in 1999 and is 100% leased to Iowa College Acquisition Corp. through December 2021. The tenant is an operating subsidiary of Kaplan, Inc., the for-profit education subsidiary of The Washington Post Company. The lease is guaranteed by Kaplan, Inc., which utilizes the property as a call-center for online students of Kaplan University, a higher-education division providing certificates, associate degrees, bachelor degrees and postgraduate degrees in a variety of subjects.

On August 7, 2009, we entered into a £13,975,000 ($23,338,250 assuming an exchange rate of $1.67/£1.00) financing agreement with Abbey National Treasury Services plc secured by the Maskew Retail Park property.

We have the ability to draw the full amount of the loan at any time prior to October 3, 2009. The loan is currently fully undrawn with no amount currently outstanding. The loan is for a term of five years and will have an interest rate of GBP-based LIBOR, plus 2.25% and mandatory costs. However, we intend to enter into a swap agreement upon funding to fix the interest rate over the five year term of the loan. We incurred financing costs of approximately £150,000 ($250,500) associated with obtaining this loan.

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

Changes in Internal Controls Over Financial Reporting

No changes in internal control over financial reporting occurred during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any material legal proceeding as of June 30, 2009.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities and Repurchases of Securities

During the three months ended June 30, 2009, we did not sell any equity securities that are not registered under the Securities Act of 1933, as amended.

The following table provides information with respect to our Share Redemption Program for the three months ended June 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May yet Be Purchased Under the Plans or Programs
April	407,761.04	$8.91	N/A	N/A
May	—	—	N/A	N/A
June	10,984.88	9.96	N/A	N/A
Total	418,745.92	$8.94	N/A	N/A

Use of Proceeds from Sale of Registered Securities

The registration statement relating to our initial public offering (No. 333-127405) was declared effective on October 24, 2006. CNL Securities Corp. is the Dealer Manager of our offering. The registration statement covered up to $2,000,000,000 in common shares of beneficial interest, 90% of which were offered at a price of $10.00 per share, and 10% of which were offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor or another firm we choose for that purpose. Our initial public offering was terminated effective as of the close of business on January 29, 2009. As of the close of business on January 29, 2009, we had sold a total of 60,808,967 common shares in the initial public offering, including 1,487,943 common shares which were issued pursuant to our dividend reinvestment plan. We withdrew from registration a total of 140,243,665 common shares that were registered but not sold in connection with the initial public offering. From October 24, 2006 (effective date) through January 29, 2009 (termination date), we had accepted subscriptions from 13,270 investors, issued 60,808,967 common shares and received $607,345,702 in gross offering proceeds pursuant to our initial public offering. After payment of approximately $8,290,000 in acquisition fees and related expenses, payment of approximately $26,335,000 in selling commission, $8,898,000 in dealer manager fees, $4,008,000 in marketing support fees and payment of approximately $12,147,000 in organization and offering expenses, as of January 29, 2009, we had raised aggregate net offering proceeds of approximately $548,000,000.

The registration statement relating to our follow-on public offering (No. 333-152653) was declared effective on January 30, 2009. CNL Securities Corp. is the Dealer Manager of our follow-on offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through June 30, 2009, we had accepted subscriptions from 3,937 investors, issued 13,116,267 common shares and received $130,945,804 in gross offering proceeds pursuant to our public offering after payment of $998,000 in acquisition fees and related expenses, payment of approximately $7,059,000 in selling commission, $2,538,000 in dealer manager fees, $1,051,000 in marketing support fees and payment of approximately $6,167,000 in organization and offering expenses, as of June 30, 2009, we had raised aggregate net offering proceeds of approximately $113,000,000.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on June 16, 2009. Shareholders holding 37,266,328 common shares of beneficial interest (being the only class of shares entitled to vote at the meeting), or 52.32%, of our 71,225,885 outstanding common shares as of the record date for the meeting, attended the meeting or were represented by proxy. Our shareholders voted on three matters presented at the meeting, which received the requisite number of votes to pass. The results of the shareholders’ votes were as follows:

Proposal No. 1: Election of five trustees to terms expiring in 2010. A majority of the votes cast was required for the election of the trustees.

TRUSTEE	FOR	WITHHELD
Charles E. Black	36,856,926.737	409,401.499
Jack A. Cuneo	36,852,668.507	413,659.729
Peter E. DiCorpo	36,842,705.356	423,622.880
James M. Orphanides	36,852,267.085	414,061.151
Martin A. Reid	36,859,274.392	407,053.844

Proposal No. 2: Approval to ratify the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009. A majority of the votes cast was required for approval.

	FOR	AGAINST	ABSTAIN
Total Shares(1)	36,608,660.795	195,478.201	462,189.240
% of Voted Shares	99.469	0.274	0.648

(1)	There were no broker non-votes.

Proposal No. 3: Approval of an amendment to our declaration of trust in order to conform it to the suitability standards set forth in our prospectus relating to our current public offering and required by state securities laws.

	FOR	AGAINST	ABSTAIN
Total Shares(1)	36,375,964.790	148,720.311	741,643.135
% of Voted Shares	99.593	0.208	1.041

(1)	There were no broker non-votes.

Item 5.	Other Information

Pronouncement Affecting the Presentation of Non-controlling (Minority) Interests in the Operating Partnership

Effective January 1, 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”), as described more fully in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies—Pronouncement Affecting the Presentation of Non-controlling (Minority) Interests in the Operating Partnership,” to our accompanying condensed consolidated financial statements. The adoption of SFAS No. 160 did not have a material impact on our financial condition, results of operations or cash flows. However, it did impact the presentation and disclosure of non-controlling (minority) interests in our consolidated financial statements. As a result of the retrospective presentation and disclosure requirements of SFAS No. 160, we will be required to reflect the change in presentation and disclosure for all periods presented in future filings.

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

With respect to the operating partnership units, EITF D-98 requires that non-controlling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer be further evaluated under EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock ” (“EITF 00-19”) (paragraphs 12 -32) to determine whether permanent equity or temporary equity classification on the balance sheet is appropriate. Since the operating partnership units contain such a provision, the Company evaluated this guidance and determined that the operating partnership units do not meet the EITF 00-19 requirements to qualify for equity presentation. As a result, upon the adoption of SFAS 160 and the related revisions to EITF D-98, the operating partnership units are presented in the temporary equity section of the consolidated balance sheets and reported at the higher of their proportionate share of the net assets of CBRE OP or fair value, with period to period changes in value reported as an adjustment to shareholder’s equity. Under the terms of the Second Amended Partnership Agreement the fair value of the operating partnership units is determined as an amount equal to the redemption value as defined therein. This balance sheet measurement represents a change to previously reported balance sheet amounts for the operating partnership units since under previous accounting guidance the operating partnership units were reported based on periodic adjustments for their proportionate share of earnings allocations from CBRE OP.

The principal effect on the prior year balance sheets related to the adoption of SFAS No. 160 is the change in presentation of the minority interest of limited partner as redeemable non-controlling interest of limited partners. The retrospective adoption of SFAS 160 and the measurement provisions of EITF D-98 (“the retrospective adoption”) changed the minority interest of limited partner of $1,325,000, as previously reported as of December 31, 2008, and the minority interest of limited partner of $1,495,000, as previously reported as of December 31, 2007, to redeemable non-controlling interest of limited partners of $2,464,000 and $2,464,000, respectively. The retrospective adoption also changed additional paid-in capital as previously reported for December 31, 2008 and 2007 from $561,331,000 and $264,954,000 to $560,110,000 and $263,987,000, respectively.

SFAS No. 160 also requires that net income (loss) be adjusted to include the net income (loss) attributable to the non-controlling interest, and a new separate line item for net (income) loss attributable to controlling interest be presented in the consolidated statements of operations. Thus, after adoption of SFAS No. 160 net loss of $(6,656,000), $(403,000) and $(2,484,000), for the years ended December 31, 2008, 2007 and 2006, as previously reported, respectively, will change to net loss of $(6,682,000), $(407,000) and $(1,426,000), respectively, and net loss attributable to controlling interest will be equal to net loss as previously reported prior to the adoption of SFAS No. 160. The retrospective adoption had no impact on our consolidated cash flows.

Item 6.	Exhibits

3.1	CB Richard Ellis Realty Trust Articles of Amendment of Declaration of Trust (Previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 000-53200) filed June 22, 2009 and incorporated herein by reference).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CB RICHARD ELLIS REALTY TRUST

Date: August 14, 2009	/S/ JACK A. CUNEO
Jack A. Cuneo
President and Chief Executive Officer

Date: August 14, 2009	/S/ LAURIE E. ROMANAK
Laurie E. Romanak
Chief Financial Officer