Form 10-Q
period 2009-09-30
CB RICHARD ELLIS REALTY TRUST
filed 2009-11-16
CIK 1297587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the registrant’s common shares, $0.01 par value, was 97,362,210 as of November 11, 2009.

CB RICHARD ELLIS REALTY TRUST

i

PART I.

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Balance Sheets

as of September 30, 2009 and December 31, 2008 (unaudited)

(In Thousands, Except Share Data)

	September 30, 2009	December 31, 2008
ASSETS
Investments in Real Estate:
Land	$127,642	$102,861
Site Improvements	40,821	37,916
Buildings and Improvements	430,436	347,639
Tenant Improvements	22,056	13,123

	620,955	501,539
Less: Accumulated Depreciation and Amortization	(27,469)	(16,712)

Net Investments in Real Estate	593,486	484,827
Investment in Unconsolidated Entities	161,643	131,703
Cash and Cash Equivalents	116,660	30,330
Restricted Cash	2,109	1,306
Accounts and Other Receivables, Net of Allowance of $209 and $180, respectively	3,159	3,684
Deferred Rent	3,101	2,317
Acquired Above-Market Leases, Net of Accumulated Amortization of $5,161 and $2,585, respectively	16,008	11,319
Acquired In-Place Lease Value, Net of Accumulated Amortization of $22,924 and $15,068, respectively	53,209	40,424
Deferred Financing Costs, Net of Accumulated Amortization of $1,194 and $736, respectively	2,440	2,270
Lease Commissions, Net of Accumulated Amortization of $218 and $103, respectively	540	552
Other Assets	2,448	1,188

Total Assets	$954,803	$709,920

LIABILITIES, NON-CONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
LIABILITIES
Notes Payable, Less Discount of $4,893 and $4,443, respectively	$203,869	$169,910
Note Payable at Fair Value	8,873	7,251
Security Deposits	603	568
Accounts Payable and Accrued Expenses	13,035	11,130
Accrued Offering Costs Payable to Related Parties	1,873	4,390
Acquired Below-Market Leases, Net of Accumulated Amortization of $5,942 and $3,732, respectively	14,836	15,924
Property Management Fee Payable to Related Party	125	126
Investment Management Fee Payable to Related Party	718	625
Distributions Payable	12,767	8,989
Interest Rate Swaps at Fair Value	1,784	1,336

Total Liabilities	258,483	220,249

COMMITMENTS AND CONTINGENCIES (NOTE 17)

NON-CONTROLLING INTEREST
Operating Partnership Units	2,464	2,464

SHAREHOLDERS’ EQUITY
Common Shares of Beneficial Interest, $0.01 par value, 990,000,000 shares authorized; 92,157,082 and 64,490,068 issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	921	645
Additional Paid-in-Capital	804,912	560,110
Accumulated Deficit	(99,414)	(54,221)
Accumulated Other Comprehensive Loss	(12,563)	(19,327)

Total Shareholders’ Equity	693,856	487,207

Total Liabilities and Shareholders’ Equity	$954,803	$709,920

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

(In Thousands, Except Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES
Rental	$13,278	$8,767	$33,467	$23,631
Tenant Reimbursements	2,273	1,548	6,257	4,250

Total Revenues	15,551	10,315	39,724	27,881

EXPENSES
Operating and Maintenance	1,246	1,030	3,618	2,207
Property Taxes	2,093	1,218	5,457	3,134
Interest	2,775	2,670	8,220	7,402
General and Administrative	982	680	2,910	2,098
Property Management Fee to Related Party	205	125	459	348
Investment Management Fee to Related Party	2,098	1,016	5,584	2,495
Acquisition Expenses	2,536	—	3,534	—
Depreciation and Amortization	6,501	4,417	18,371	11,457

Total Expenses	18,436	11,156	48,153	29,141

OTHER INCOME AND EXPENSES
Interest and Other Income	77	467	338	1,797
Net Settlement Payments on Interest Rate Swaps	(203)	—	(436)	—
(Loss) Gain on Interest Rate Swaps and Cap	(338)	(58)	19	(77)
Loss on Note Payable at Fair Value	(109)	—	(802)	—
Loss on Transfer of Real Estate Held for Sale to Continuing Operations	—	(3,451)	—	(3,451)

Total Other Income and (Expenses)	(573)	(3,042)	(881)	(1,731)

LOSS BEFORE (PROVISION) BENEFIT FOR INCOME TAXES AND EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED ENTITIES	(3,458)	(3,883)	(9,310)	(2,991)
(PROVISION) BENEFIT FOR INCOME TAXES	(44)	557	(131)	41
EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED ENTITIES	74	379	(1,775)	103

NET LOSS	(3,428)	(2,947)	(11,216)	(2,847)

Net Loss Attributable to Non-Controlling Operating Partnership Units	16	14	36	12

NET LOSS ATTRIBUTABLE TO CB RICHARD ELLIS REALTY TRUST SHAREHOLDERS	$(3,412)	$(2,933)	$(11,180)	$(2,835)

Basic and Diluted Net Loss Per Share—Attributable to CB Richard Ellis Realty Trust Shareholders	$(0.04)	$(0.06)	$(0.15)	$(0.07)

Weighted Average Common Shares Outstanding—Basic and Diluted	85,102,829	50,072,699	75,649,787	41,444,884

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2009 and 2008 (unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(11,216)	$(2,847)
Adjustments to Reconcile Net Loss to Net Cash Flows Provided by Operating Activities:
Equity in Loss (Income) of Unconsolidated Entities	1,775	(103)
Loss on Transfer of Real Estate Held for Sale to Continuing Operations	—	3,451
Distributions from Unconsolidated Entities	8,019	—
Gain on Interest Rate Swaps and Cap	(19)	—
Loss on Note Payable at Fair Value	802	—
Depreciation and Amortization of Building and Improvements	10,606	6,555
Amortization of Deferred Financing Costs	457	334
Amortization of Acquired In-Place Lease Value	7,651	4,861
Amortization of Above and Below-Market Leases	366	(311)
Amortization of Lease Commissions	115	41
Amortization of Discount on Notes Payable	567	304
Deferred Income Taxes	—	(217)
Changes in Assets and Liabilities:
Accounts and Other Receivables	525	5
Deferred Rent	(784)	(979)
Other Assets	379	(610)
Accounts Payable and Accrued Expenses	2,662	2,970
Investment and Property Management Fees Payable to Related Party	92	1

Net Cash Flows Provided by Operating Activities	21,997	13,455

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of Real Estate	(123,952)	(114,503)
Investments in Unconsolidated Entities	(40,376)	(115,316)
Distributions from Unconsolidated Entities	325	—
Purchase Deposit	(1,647)	(3,121)
Restricted Cash	(803)	(526)
Lease Commissions	(103)	(169)
Improvements to Investments in Real Estate	(381)	(262)

Net Cash Flows Used in Investing Activities	(166,937)	(233,897)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Common Shares—Public Offering	278	248
Proceeds from Additional Paid-in-Capital—Public Offering	272,569	237,736
Redemption of Common Shares	(12,264)	(2,540)
Payment of Offering Costs	(30,244)	(18,967)
Payment of Distributions	(17,890)	(14,804)
Distributions to Non-Controlling Interest	(111)	(106)
Payment on Loan Payable	—	(45,000)
Proceeds from Notes Payable	22,660	23,867
Principal Payments on Notes Payable	(3,275)	(2,607)
Deferred Financing Costs	(618)	(998)
Security Deposits	35	413

Net Cash Flows Provided by Financing Activities	231,140	177,242
EFFECT OF FOREIGN CURRENCY TRANSLATION	130	(156)

Net Increase (Decrease) in Cash and Cash Equivalents	86,330	(43,356)
Cash and Cash Equivalents, Beginning of the Period	30,330	77,554

Cash and Cash Equivalents, End of the Period	$116,660	$34,198

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for Interest	$7,287	$6,466
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distributions Declared and Payable	$12,767	$7,511
Application of Deposit to Purchase Price of the Carolina Portfolio	$—	$551
Proceeds from Dividend Reinvestment Program	$12,346	$5,904
Notes Payable Assumed on Acquisitions of Real Estate	$12,522	$18,281

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statement of Shareholders’ Equity and Non-Controlling Interest

For the Nine Months Ended September 30, 2009 and 2008 (unaudited)

(In Thousands, Except Share Data)

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Permanent Shareholders’ Equity	Temporary Equity Non-Controlling Interest – Operating Partnership Units
	Shares	Amount
Balance at January 1, 2009	64,490,068	$645	$560,110	$(54,221)	$(19,327)	$487,207	$2,464
Net Loss	—	—	—	(11,180)	—	(11,180)	(36)
Foreign Currency Translation Gain	—	—	—	—	7,085	7,085	24
Swap Fair Value Adjustment	—	—	—	—	(321)	(321)	(1)

Total Comprehensive Loss	—	—	—	(11,180)	6,764	(4,416)	(13)

Net Contributions From Public Offering of Common Shares, $0.01 Par Value	29,046,567	290	284,903	—	—	285,193	—
Costs Associated with Public Offering	—	—	(27,727)	—	—	(27,727)	—
Redemption of Common Shares	(1,379,553)	(14)	(12,250)	—	—	(12,264)	—
Adjustment to Record Non-Controlling Interest at Redemption Value	—	—	(124)	—	—	(124)	124
Distributions	—	—	—	(34,013)	—	(34,013)	(111)

Balance at September 30, 2009	92,157,082	$921	$804,912	$(99,414)	$(12,563)	$693,856	$2,464

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Permanent Shareholders’ Equity	Temporary Equity Non-Controlling Interest – Operating Partnership Units
	Shares	Amount
Balance at January 1, 2008 as Previously Reported	31,076,709	$311	$264,954	$(20,274)	$41	$245,032	$1,495
Adjustment to Record Non-Controlling Interest of Redemption Value		—	(967)	—	(2)	(969)	969

Balance at January 1, 2008	31,076,709	311	263,987	(20,274)	39	244,063	2,464
Net Loss	—	—	—	(2,835)	—	(2,835)	(12)
Foreign Currency Translation Loss	—	—	—	—	(5,158)	(5,158)	(24)

Total Comprehensive Loss	—	—	—	(2,835)	(5,158)	(7,993)	(36)

Net Contributions From Public Offering of Common Shares, $0.01 Par Value	24,753,530	248	237,736	—	—	237,984	—
Costs Associated with Public Offering	—	—	(18,141)	—	—	(18,141)	—
Redemption of Common Shares	(283,414)	(3)	(2,537)	—	—	(2,540)	—
Adjustment to Record Non-Controlling Interest at Redemption Value	—	—	(142)		—	(142)	142
Distributions	—	—	—	(18,302)	—	(18,302)	(106)

Balance at September 30, 2008	55,546,825	$556	$480,903	$(41,411)	$(5,119)	$434,929	$2,464

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

1. Organization and Nature of Business

CB Richard Ellis Realty Trust (the “Company”) was formed on March 30, 2004 under the laws of the state of Maryland. CBRE Operating Partnership, L.P. (“CBRE OP”) was formed in Delaware on March 30, 2004, with the Company as the sole general partner. The Company has elected to be taxed as a real estate investment trust (“REIT”) under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), beginning with its taxable period ended December 31, 2004. The Company was incorporated to raise capital and acquire ownership interests in high quality real estate properties, including office, retail, industrial, and multi-family residential properties, as well as other real estate-related assets.

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

The registration statement relating to our follow-on public offering was declared effective by the SEC on January 30, 2009. CNL Securities Corp. is the dealer manager (the “Dealer Manager”) of this offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through September 30, 2009, the Company received gross offering proceeds of approximately $261,681,461 from the sale of 26,213,844 common shares of beneficial interest.

The Company operates in an umbrella partnership REIT structure in which its majority-owned subsidiary, CBRE OP, owns, directly or indirectly, substantially all of the properties acquired on behalf of the Company. As of September 30, 2009, the Company, as the sole general partner of CBRE OP, owns approximately 99.73% of the common partnership units therein. REIT Holdings, an affiliate of the Investment Advisor, holds the remaining non-controlling interest through 246,361 limited partnership units representing approximately a 0.27%

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

ownership interest in the total limited partnership units. In exchange for services provided to the Company relating to its formation and future services, REIT Holdings also owns a Class B limited partnership interest (“Class B interest”). The Investment Advisor is affiliated with the Company in that the two entities have common officers and trustees, some of whom also own equity interests in the Investment Advisor and the Company. All business activities of the Company are managed by the Investment Advisor.

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

In the opinion of management, all adjustments of a normal recurring nature considered necessary in all material respects to present fairly our financial position, results of our operations and cash flows as of and for the three months and nine months ended September 30, 2009 and 2008 have been made. The results of operations for the three months and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results of operations to be expected for the entire year. We have evaluated subsequent events for recognition or disclosure through November 16, 2009, which was the date we filed this Form 10-Q with the SEC.

Principles of Consolidation

Because we are the sole general partner and majority owner of CBRE OP and have majority control over their management and major operating decisions, the accounts of CBRE OP are consolidated in our financial statements. The interests of REIT Holdings are reflected in non-controlling interest in the accompanying consolidated financial statements. All significant inter-company accounts and transactions are eliminated in consolidation. CB Richard Ellis Investors, LLC (“CBRE Investors”), an affiliate of the Investment Advisor, also owns a non-controlling interest in us through its ownership of 243,229 common shares of beneficial interest at September 30, 2009 and December 31, 2008.

Accounting Standards Updates

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168 entitled “The FASB Accounting Standards Codification and the

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”) which was a replacement of FASB Statement No. 162.” SFAS No. 168 made the FASB Accounting Standards Codification (the “Codification”) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into approximately 90 accounting topics within a consistent structure and not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the basis for conclusions on the change(s) in the Codification. In the description of Accounting Standards Updates that follows, references in “italics” relate to Codification Topics and Sub-Topics, and their descriptive titles, as appropriate.

Investments in Unconsolidated Entities

Our determination of the appropriate accounting method with respect to our investment in CB Richard Ellis Strategic Partners Asia II-A, L.P. (“CBRE Strategic Partners Asia”), which is considered a Variable Interest Entity (“VIE”), is based on CBRE Strategic Partners Asia’s shortfall in the sufficiency of equity investment at risk which is characterized by its use of a subscription line of credit backed by investor capital commitments to fund its operations. We account for this VIE, of which we are not the primary beneficiary, under the equity method of accounting.

We determine if an entity is a VIE based on several factors, including whether the entity’s total equity investment at risk upon inception is sufficient to finance the entity’s activities without additional subordinated financial support. We make judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, then a quantitative analysis, if necessary. In a quantitative analysis, we incorporate various estimates, including estimated future cash flows, asset hold periods and discount rates, as well as estimates of the probabilities of various scenarios occurring. If the entity is a VIE, we then determine whether we consolidate the entity as the primary beneficiary. We determine whether an entity is a VIE and, if so, whether it should be consolidated by utilizing judgments and estimates that are inherently subjective. If we made different judgments or utilized different estimates in these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not we consolidate such entity.

With respect to our majority limited membership interest in the Duke/Hulfish, LLC joint venture (the “Duke joint venture”) and the Afton Ridge Joint Venture, LLC (“Afton Ridge”), we considered the Codification Topic “Consolidation” (“FASB ASC 810”) in determining that we did not have control over the financial and operating decisions of such entities due to the existence of substantive participating rights held by the minority limited members who are also the managing members of the Duke joint venture and Afton Ridge, respectively.

We carry our investments in CBRE Strategic Partners Asia, the Duke joint venture and Afton Ridge on the equity method of accounting because we have the ability to exercise significant influence (but not control) over operating and financial policies of each such entity. We eliminate transactions with such equity method entities to the extent of our ownership in each such entity. Accordingly, our share of net income (loss) of these equity method entities is included in consolidated net income (loss). Under the equity method, impairment losses are

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

recognized upon evidence of other-than-temporary losses of value. We recognized impairment for our unconsolidated investment in CBRE Strategic Partners Asia in the amount of approximately $214,000 and $2,505,000 during the three and nine months ended September 30, 2009.

Use of Estimates

The preparation of financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segment Information

We currently operate in two geographic areas, the United States and the United Kingdom. We view our operations as three reportable segments, a Domestic Industrial segment, a Domestic Office segment and an International Office/Retail segment, which participate in the acquisition, development, ownership, and operation of high quality real estate in their respective segments.

Cash Equivalents

We consider short-term investments with maturities of three months or less when purchased to be cash equivalents. As of September 30, 2009 and December 31, 2008, cash equivalents consisted primarily of investments in money market funds.

Restricted Cash

Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of September 30, 2009 and December 31, 2008, our restricted cash balance was $2,109,000 and $1,306,000, respectively, which represents amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by our agreements with our lenders.

Discontinued Operations and Real Estate Held for Sale

In a period in which a property has been disposed of or is classified as held for sale, the statements of operations for current and prior periods report the results of operations of the property as discontinued operations.

At such time as a property is deemed held for sale, such property is carried at the lower of: (1) its carrying amount or (2) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We classify operating properties as property held for sale in the period in which all of the following criteria are met:

•	management, having the authority to approve the action, commits to a plan to sell the asset;

•	the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;

•	an active program to locate a buyer and other actions required to complete the plan to sell the asset has been initiated;

•	the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year;

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

•	the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

•	given the actions required to complete the plan to sell the asset, it is unlikely that significant changes to the plan would be made or that the plan would be withdrawn.

As of September 30, 2009 and December 31, 2008, we did not have any properties held for sale.

Accounting for Derivative Financial Investments and Hedging Activities

All of our derivative instruments are carried at fair value on the balance sheet. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. We periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within shareholders’ equity. Calculation of a fair value of derivative instruments also requires management to use estimates. Amounts will be reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. The changes in fair value hedges are accounted for by recording the fair value of the derivative instruments on the balance sheet as either assets or liabilities, with the corresponding amount recorded in current period earnings. We have certain interest rate swap derivatives that are designated as qualifying cash flow hedges and follow the accounting treatment discussed above. We also have certain interest rate swap derivatives that do not qualify for hedge accounting, and accordingly, changes in fair values are recognized in current earnings.

We disclose the fair values of derivative instruments and their gains and losses in a tabular format. We also provide more information about our liquidity by disclosing derivative features that are credit risk-related. Finally, we cross-reference within footnotes to enable financial statement users to locate important information about derivative instruments.

Investments in Real Estate

Our investment in real estate is stated at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Buildings and Improvements	39 years
Site Improvements	15 and 25 years
Tenant Improvements	Shorter of the useful lives or the terms of the related leases

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred. As of September 30, 2009 and December 31, 2008, we owned, on a consolidated basis, 57 and 52 real estate investments, respectively.

On June 29, 2009, we acquired 13201 Wilfred Lane, a single tenant warehouse distribution building located in Rogers, MN, a suburb of Minneapolis. The purchase price was $15,340,000.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

On July 1, 2009, we acquired 3011, 3055 & 3077 Comcast Place, a single tenant three office building campus located in Livermore, CA, a suburb in the eastern portion of the San Francisco Bay area. The purchase price was $49,000,000.

On July 31, 2009, we acquired 140 Depot Street, a single tenant warehouse distribution building located in Bellingham, MA, a suburb of Boston. The purchase price was $18,950,000.

On August 5, 2009, we acquired 12650 Ingenuity Drive, a single tenant office building located in Orlando, FL. The purchase price was $25,350,000.

On August 17, 2009, we acquired Crest Ridge Corporate Center I, a single tenant office building located in Minnetonka, MN, a suburb of Minneapolis. The purchase price was $28,418,735.

The adoption of the provisions of the new accounting standard Codification Topic “Business Combinations” (“FASB ASC 805”) could have an impact on the cost allocation of future acquisitions and requires us to expense acquisition costs for future property acquisitions. The adoption of the provisions of the new accounting standard FASB ASC 805 effects our consolidated financial statements, results of operations and cash flows from operations for the nine months ended September 30, 2009. We expensed $2,536,000 and $3,535,000 of acquisition costs during the three and nine months ended September 30, 2009.

Other Assets

Other assets include the following as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Purchase deposits	$1,647	$—
Prepaid insurance	483	233
Prepaid real estate taxes	273	—
Interest rate cap at fair value	1	1
Other	44	954

Total	$2,448	$1,188

See Commitments and Contingencies Note 17 for a discussion of purchase deposits.

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

We have not experienced any losses to date on our invested cash and restricted cash. The interest rate cap and swap agreements create credit risk. Credit risk arises from the potential failure of counterparties to perform in accordance with the terms of their contracts. Our risk management policies define parameters of acceptable market risk and limit exposure to credit risk. Credit exposure resulting from derivative financial instruments is

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

represented by their fair value amounts, increased by an estimate of potential adverse position exposure arising from changes over time in interest rates, maturities, and other relevant factors. We do not anticipate nonperformance by any of our counterparties.

Non-Controlling Interest

We owned a 99.73%, a 99.62% and a 99.56% operating partnership unit interest in CBRE OP as of September 30, 2009, December 31, 2008 and September 30, 2008, respectively. The remaining 0.27%, 0.38 and 0.44% operating partnership unit interest as of September 30, 2009, December 31, 2008, September 30, 2008, respectively, was owned by REIT Holdings in the form of 246,361 non-controlling operating partnership units which were exchangeable on a one for one basis for common shares of CBRE REIT, with an estimated aggregate redemption value of $2,464,000.

Impairment of Long-Lived Assets

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Management believes no impairment in the net carrying values of the consolidated investments in real estate has occurred as of September 30, 2009.

Purchase Accounting for Acquisition of Investments in Real Estate

We apply the acquisition method to all acquired real estate investments. The purchase consideration of the real estate is allocated to the acquired tangible assets, consisting primarily of land, site improvements, building and tenant improvements and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, value of tenant relationships and acquired ground leases, based in each case on their fair values. Loan premiums, in the case of above-market rate loans, or loan discounts, in the case of below-market loans, will be recorded based on the fair value of any loans assumed in connection with acquiring the real estate.

The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land (or acquired ground lease if the land is subject to a ground lease), site improvements, building and tenant improvements based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs.

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

For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). In the accompanying consolidated balance sheets, accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and swap fair value adjustments for qualifying hedges.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable period ended December 31, 2004. To qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) adjusted taxable income, as defined in the Code, to our shareholders and satisfy certain other organizational and operating requirements. We generally will not be subject to U.S. federal income taxes if we distribute 100% of our taxable income for each year to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to U.S. federal income taxes and excise taxes on our undistributed taxable income. We believe that we have met all of the REIT distribution and technical requirements for the nine months ended September 30, 2009 and the year ended December 31, 2008. Management intends to continue to adhere to these requirements and maintain our REIT qualification.

Revenue Recognition

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $6,785,000 as security for such leases at September 30, 2009 and December 31, 2008.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

Reimbursements from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes, insurance and other recoverable costs, are recognized as revenue in the period the expenses are incurred. Tenant reimbursements are recognized and presented on a gross basis, when we are the primary obligor with respect to incurring expenses and with respect to having the credit risk.

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $209,000 and $180,000 as of September 30, 2009 and December 31, 2008, respectively. During the three and nine months ended September 30, 2009, we wrote off $39,000 and $231,000 of the uncollectible rent receivables for the tenant Phoenix Recycling at the Community Cash Complex1 property and for the bankrupt tenant, Aleris, at Kings Mountain I, respectively. In addition, the unamortized tangible and intangible asset balances attributable to Aleris totaling $1,071,000 were also written off during the nine month period, ended September 30, 2009, of which $546,000, $130,000, and $395,000 are related to above-market leases, tenant improvements, and in place lease value, respectively.

Offering Costs

Offering costs totaling $27,727,000 and $18,141,000 were incurred during the nine months ended September 30, 2009 and 2008, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Offering costs incurred through September 30, 2009 totaled $79,882,000. Of the total amount, $69,532,000 was incurred to CNL Securities Corp., as Dealer Manager; $3,969,000 was incurred to CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor; $292,000 was incurred to the Investment Advisor for reimbursable marketing costs and $6,089,000 was incurred to other service providers. Each party will be paid the amount incurred from proceeds of the public offering. As of September 30, 2009 and December 31, 2008, the accrued offering costs payable to related parties included in our consolidated balance sheets were $1,873,000 and $4,390,000, respectively. Offering costs payable to unrelated parties of $93,000 and $132,000 at September 30, 2009 and December 31, 2008, respectively, were included in accounts payable and accrued expenses.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

The carrying value of our United Kingdom assets and liabilities fluctuate due to changes in the exchange rate between the USD and the GBP. The exchange rate of the USD to the GBP was $1.5983 and $1.4593 at September 30, 2009 and December 31, 2008, respectively.

Class B Interest – Related Party

Effective July 1, 2004, REIT Holdings, an affiliate of the Investment Advisor, was granted a Class B interest in CBRE OP. The Class B interest is an equity instrument issued to non-employees in exchange for services. As modified by the second amended and restated agreement of limited partnership of CBRE OP entered into on January 30, 2009 (the “Second Amended Partnership Agreement”), the holder is entitled to receive distributions made by CBRE OP in an amount equal to 15% of all net sales proceeds on dispositions of properties or other assets (including by liquidation, merger or otherwise) after the other partners including us, have received in the aggregate, cumulative distributions from property income, sales proceeds or other services equal to (i) the total capital contributions made to CBRE OP and (ii) a 7% annual, uncompounded return on such capital contributions. The terms of the termination provision relating to the Class B interest requires its forfeiture in the event the Advisor unilaterally terminates the agreement between the Company, CBRE OP and the Investment Advisor (the “Advisory Agreement”). As a result future changes in the fair value of the Class B interest will be deferred from recognition in the financial statements until a listing of the common shares on a national securities exchange or a change in control transaction takes place.

Earnings Per Share Attributable to CB Richard Ellis Realty Trust Shareholders

Basic net income (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding during each period. The computation of diluted net income (loss) further assumes the dilutive effect of stock options, stock warrants and contingently issuable shares, if any. We have recorded a net loss for the three and nine months ended September 30, 2009, the effect of stock options, stock warrants and contingently issuable shares, if any, would be anti–dilutive, and accordingly, if there were any of these instruments outstanding, they would be excluded from the earnings per share computation. In addition, no stock options, stock warrants or contingently issuable shares have ever been issued. As a result, there is no difference in basic and diluted shares.

Fair Value of Financial Instruments

We elected to apply the fair value option for one of our eligible mortgage notes payable that was newly issued debt during the quarter ended December 31, 2008. The measurement of the elected mortgage note payable at its fair value and its impact on the statement of operations is described in Notes 15 and 16.

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

For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

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

We adopted the fair value measurement criteria described herein for our non-financial assets and non-financial liabilities on January 1, 2009. The adoption of the fair value measurement criteria to our non-financial assets and liabilities did not have a material impact to our consolidated financial statements. Assets and liabilities typically recorded at fair value on a non-recurring basis include:

•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination;

•	Long-lived assets measured at fair value due to an impairment assessment and

•	Asset retirement obligations initially measured under the Codification Topic “Asset Retirement and Environmental Obligations” (“FASB ASC 410”).

Pronouncement Affecting the Presentation of Non-controlling (Minority) Interests in the Operating Partnership

Effective January 1, 2009, we adopted FASB ASC 810. The new accounting provisions require that amounts formerly reported as minority interests in our consolidated financial statements be reported as non-controlling interests. In connection with the issuance of this adoption, certain revisions were also made to the. Codification Topic “Distinguishing Liabilities from Equity” (“FASB ASC 480-10-S99-3A”). These revisions clarify that non-controlling interests with redemption provisions outside of the control of the issuer and non-controlling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer are subject to evaluation to determine the appropriate balance sheet classification and measurement of such instruments.

With respect to the operating partnership units, the non-controlling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer be further evaluated under the Codification Topic “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“FASB ASC 815-40”) to determine whether permanent equity or temporary equity classification on the balance sheet is appropriate. Since the operating partnership units contain such a provision, the Company evaluated this guidance and determined that the operating partnership units do not meet requirements to qualify for equity presentation. As a result, the operating partnership units are presented in the temporary equity section of the consolidated balance sheets and reported at the higher of their proportionate share of the net assets of CBRE OP or fair value, with period to period changes in value reported as an adjustment to shareholder’s equity. Under the terms of the Second Amended Partnership Agreement the fair value of the operating partnership units is determined as an amount equal to the redemption value as defined in the Second Amended Partnership Agreement. This balance sheet measurement represents a change to previously reported balance sheet amounts for the operating partnership units since under previous accounting guidance the operating partnership units were reported based on periodic adjustments for their proportionate share of earnings allocations from CBRE OP.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

In accordance with the guidance, the presentation and measurement requirements of the new accounting provisions were presented retrospectively on our consolidated balance sheets. The effect of the adoptions is an increase in non-controlling interest of $1,139,000 and a decrease in total shareholder’s equity by the same amount on our consolidated balance sheet for the periods presented below. The $1,139,000 represents the adjustment required to record the operating partnership units at fair value for the period. The adoption of the new accounting provisions and the related revisions to existing accounting provisions had no material impact on our consolidated results of operations or cash flows.

	December 31, 2008
	As Previously Reported	Adjustments	As Adjusted
Balance Sheet (in thousands):
Non-Controlling Interest	$1,325	$1,139	$2,464
Common Stock	$645	$—	$645
Additional Paid-In-Capital	561,331	(1,221)	560,110
Accumulated Deficit	(54,221)	—	(54,221)
Accumulated Other Comprehensive Loss	(19,409)	82	(19,327)

Total Shareholders’ Equity	$488,346	$(1,139)	$487,207

Pronouncement Affecting Operating Property Acquisitions

Effective January 1, 2009, we adopted the provisions of FASB ASC 805 which requires an acquiring entity to recognize acquired assets and assumed liabilities in a transaction at fair value as of the acquisition date and changes the accounting treatment for certain items, including acquisition costs, which is required to be expensed as incurred. The provision of “Business Combinations” is required to be applied on a prospective basis.

The adoption of the provisions of the FASB ASC 805 could have an impact on the cost allocation of future acquisitions and requires us to expense acquisition costs for future property acquisitions. The adoption of the provisions of the new accounting standard FASB ASC 805 had an effect on our consolidated financial statements, results of operations and cash flows for the nine months ended September 30, 2009. We expensed $2,536,000 and $3,535,000 of acquisition costs during the three and nine months ended September 30, 2009.

New Accounting Pronouncements

In June 2009, an update was made to the accounting provisions for the Codification Sub-Topic “Variable Interest Entities” (“FASB ASC 810-10-15”). Among other things, the update replaces the calculation for determining which entities, if any, have a controlling financial interest in a VIE from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs. This update will be effective for the Company beginning January 1, 2010. Management is currently evaluating the effect that adoption of this update will have, if any, on the Company’s consolidated financial position and results of operations when it becomes effective in 2010.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

Other Accounting Standards Updates not effective until after September 30, 2009, are not expected to have a significant effect on our consolidated financial position or results of operations.

3. Acquisition of Real Estate

The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, site improvements, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above and below-market leases and the value of in-place leases and tenant relationships, if any, based in each case on their respective fair values. Loan premiums, in the case of above-market rate loans, or loan discounts, in the case of below-market loans, will be recorded based on the fair value of any loans assumed in connection with acquiring the real estate. Effective January 1, 2009, we began expensing deal costs related to our consolidated acquisitions.

Acquisition related expenses of $2,529,000 and $2,870,000 associated with the acquisition of consolidated real estate were expensed as incurred during the three and nine months ended September 30, 2009. The purchase price allocation to the assets and liabilities acquired are preliminary and are subject to revision based on the finalization of appraisals of the assets and liabilities acquired.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for the above noted acquisitions during the nine months ended September 30, 2009 and designated as real estate held for investment (in thousands):

Property	Land	Site Improvements	Building Improvements	Tenant Improvements	Acquired In- Place Lease Value	Above- Market Lease Value	Below- Market Lease Value	Discount on Notes	Purchase Price	Notes Payable Assumed	Net Assets Acquired
13201 Wilfred Lane	$2,220	$402	$11,174	$127	$2,405	$—	$(988)	$—	$15,340	$—	$15,340
3011, 3055 & 3077 Comcast Place	7,673	437	23,917	5,002	6,709	5,262			49,000		49,000
140 Depot Street	3,510	1,083	12,094	128	1,905	230			18,950		18,950
12650 Ingenuity Drive	3,512	396	13,301	1,514	4,098	1,512		1,017	25,350	(13,539)	11,811
Crest Ridge Corporate Center I	4,861	352	16,847	1,891	4,210	258			28,419		28,419

	$21,776	$2,670	$77,333	$8,662	$19,327	$7,262	$(988)	$1,017	$137,059	$(13,539)	$123,520

Building Improvements are depreciated over 39 years; Site Improvements are depreciated over 15 and 25 years; Tenant Improvements, Acquired In-Place Lease Value, Above-Market Lease Value and Below-Market Lease Value are amortized over the remaining lease terms at the time of acquisition.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

4. Investments in Unconsolidated Entities

Investments in unconsolidated entities at September 30, 2009 and December 31, 2008 consist of the following (in thousands):

	September 30, 2009	December 31, 2008
CBRE Strategic Partners Asia	$3,427	$(1,398)
Duke Joint Venture	136,955	110,366
Afton Ridge	21,261	22,735

	$161,643	$131,703

The following is a summary of the investments in unconsolidated entities at September 30, 2009 (in thousands):

Investment Balance, January 1, 2009	$131,703
Contributions	39,927
REIT Basis Additions	43
Other Comprehensive Income of Unconsolidated Entities	89
Company’s Equity in Net Loss (including adjustments for basis differences)	(1,775)
Distributions	(8,344)

Investment Balance, September 30, 2009	$161,643

CBRE Strategic Partners Asia

We have agreed to a capital commitment of $20,000,000 in CBRE Strategic Partners Asia, which extends for 24 months (to January 31, 2010) after the close of the final capital commitment. Through September 30, 2009, we contributed $7,912,000 ($7,712,000 of which was contributed during the nine months ended September 30, 2009) of our capital commitment. CBRE Investors, our sponsor, formed CBRE Strategic Partners Asia to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in Asia, including China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. The initial closing of CBRE Strategic Partners Asia was in October 2007, with additional commitments being accepted through January 2008. CBRE Strategic Partners Asia closed on January 31, 2008, with aggregate capital commitments of $394,200,000. CBRE Strategic Partners Asia has an eight year term, which may be extended for up to two one-year periods with the approval of two-thirds of the limited partners.

As of September 30, 2009, CBRE Strategic Partners Asia, with its parallel fund, CB Richard Ellis Strategic Asia II, L.P., had aggregate investor commitments of approximately $394,200,000 from institutional investors including CBRE Investors. As of September 30, 2009, we owned an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. Our capital commitment is currently being pledged as collateral for borrowings of CBRE Strategic Partners Asia of which our pro rata portion of such borrowings was approximately $7,412,000 based on our 5.07% ownership interest in CBRE Strategic Partners Asia at September 30, 2009. As of September 30, 2009, CBRE Strategic Partners Asia had acquired ownership interests in ten properties, five in China and five in Japan. Currency translation gains were recognized as Other Comprehensive Income in the amount of $89,000 and $118,000 for the nine months ended September 30, 2009 and 2008, respectively.

We carry our investment in CBRE Strategic Partners Asia on the equity method of accounting. Those investments where we have the ability to exercise significant influence (but not control) over operating and

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

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

Consolidated Balance Sheets of CBRE Strategic Partners Asia as of September 30, 2009 and December 31, 2008 (unaudited) (in thousands):

	September 30, 2009	December 31, 2008
Assets
Real Estate Net	$264,233	$307,189
Other Assets	40,337	12,481

Total Assets	$304,570	$319,670

Liabilities and Equity
Notes Payable	$70,468	$95,606
Loan Payable	146,190	230,016
Other Liabilities	19,035	18,517

Total Liabilities	235,693	344,139

Company’s Equity (Deficit)	3,427	(1,398)
Other Investors’ Equity (Deficit)	65,450	(23,071)

Total Liabilities and Equity (Deficit)	$304,570	$319,670

Consolidated Statements of Operations of CBRE Strategic Partners Asia for the three and nine months ended September 30, 2009 and 2008 (unaudited) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total Revenues	$159	$351	$12,454	$1,190
Total Expenses	10,445	1,665	70,610	8,183

Net Loss	$(10,286)	$(1,314)	$(58,156)	$(6,993)

Company’s Equity (Deficit) in Net Loss	$(531)	$(76)	$(2,980)	$(353)

Included in our equity (deficit) in net loss of CBRE Strategic Partners Asia is an other-than-temporary impairment of our investment in the amount of $214,000 and $2,505,000 for the three and nine months ended September 30, 2009. The impairment was based on level 3 fair value measurements of the underlying real estate properties of CBRE Strategic Partners Asia which principally includes the use of unobservable inputs that are based on assumptions of what actual market participants would use.

Duke Joint Venture

On May 5, 2008, we entered into a contribution agreement with Duke Realty Limited Partnership (“Duke”), a subsidiary of Duke Realty Corporation (NYSE: DRE), to form the Duke joint venture to acquire $248,900,500 in industrial real property assets (the “Industrial Portfolio”). The Industrial Portfolio consists of six bulk

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

industrial built-to-suit, fully leased properties. On September 12, 2008, we entered into a first amendment to the contribution agreement to acquire a fully leased office building for $37,111,000 increasing and revising the pricing on the original six properties for a total purchase commitment to $282,400,000. On March 30, 2009, the Duke joint venture entered into a purchase and sale agreement to acquire two fully leased office buildings for an aggregate $31,750,000 and concurrently entered into a contribution agreement to acquire a fully leased warehouse / industrial building for $9,300,000, increasing the total purchase commitment to $323,450,000 as of March 30, 2009. We own an 80% interest and Duke owns a 20% interest in the Duke joint venture.

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

As of September 30, 2009, the Duke joint venture has purchased approximately $323,450,000 of assets, exclusive of acquisition fees and closing costs, and holds interests in 10 properties, three located in Florida, two located in Indiana, two located in Texas and one in each of Arizona, Ohio and Tennessee.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

The following table provides further detailed information concerning the properties held in the Duke joint venture at September 30, 2009:

Property and Market	Property Type	Net Rentable Square Feet	Tenant	Lease Expiration	Approximate Purchase Price (1)	Pro Rata Share of Approximate Purchase Price (2)	Approximate Debt Financing	Acquisition Fee (3)
Buckeye Logistics Center / Phoenix, AZ	Warehouse/ Distribution	604,678	Amazon.com(4)	06/2018	$43,601,000	$34,880,800	$20,000,000	$349,000
201 Sunridge Blvd. / Dallas, TX	Warehouse/ Distribution	822,550	Unilever(5)	09/2018	31,626,000	25,300,800	19,400,000	253,000
12200 President’s Court / Jacksonville, FL	Warehouse/ Distribution	772,210	Unilever(5)	09/2018	36,956,000	29,564,800	21,600,000	296,000
AllPoints at Anson Bldg. 1 / Indianapolis, IN	Warehouse/ Distribution	630,573	Amazon.com(4)	07/2018	33,401,000	26,720,800	17,000,000	267,000
Aspen Corporate Center 500 / Nashville, TN	Office	180,147	Verizon Wireless(6)	10/2018	37,111,000	29,688,800	21,200,000	297,000
125 Enterprise Parkway / Columbus, OH	Warehouse/ Distribution	1,142,400	Kellogg’s	03/2019	47,905,000	38,324,000	26,800,000	383,000
AllPoints Midwest Bldg. 1 / Indianapolis, IN	Warehouse/ Distribution	1,200,420	Prime Distribution	05/2019	51,800,000	41,440,000	24,000,000	414,000
22535 Colonial Pkwy. / Houston, TX	Office	89,750	Det Norske Veritas	06/2019	14,700,000	11,760,000	—	176,000
Celebration Office Center III / Orlando, FL	Office	100,924	Disney Vacation Development	04/2016	17,050,000	13,640,000	—	205,000
Fairfield Distribution Ctr. IX / Tampa, FL	Warehouse/ Distribution	136,212	Iron Mountain	08/2025	9,300,000	7,440,000	—	112,000

		5,679,864			$323,450,000	$258,760,000	$150,000,000	$2,752,000

(1)	Approximate total purchase price, exclusive of closing costs, paid by the Duke joint venture for each of these properties.
(2)	Pro rata share of approximate purchase price is at our pro rata share of effective ownership for each of these properties, which was funded using net proceeds from our public offerings.
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

For a period of three years from the date of the operating agreement, the Duke joint venture will have the right of first offer to acquire additional newly developed bulk industrial built-to-suit properties from Duke if such properties satisfy certain specified conditions. We will retain the right to approve the acquisition and purchase price of each such property. The total amount of properties that may be contributed to the Duke joint venture over this period may be up to $800,000,000.

We carry our investment in the Duke joint venture on the equity method of accounting because it is an entity under common control with Duke. Those investments where we have the ability to exercise significant influence

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

(but not control) over operating and financial policies of such entities are accounted for using the equity method. We eliminate transactions with such equity method subsidiaries to the extent of our ownership in such entities.

Consolidated Balance Sheet of the Duke joint venture as of September 30, 2009 (unaudited) (in thousands):

	September 30, 2009	REIT Basis Adjustments (1)	Total
Assets
Real Estate Net	$286,226	$3,072	$289,298
Other Assets	34,678	(128)	34,550

Total Assets	$320,904	$2,944	$323,848

Liabilities and Equity
Notes Payable	$150,000	$—	$150,000
Other Liabilities	3,720	—	3,720

Total Liabilities	153,720	—	153,720

Company’s Equity	134,011	2,944	136,955
Other Investor’s Equity	33,173	—	33,173

Total Liabilities and Equity	$320,904	$2,944	$323,848

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

Consolidated Statement of Operations of the Duke joint venture for the three and nine months ended September 30, 2009 and 2008 (unaudited) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total Revenue	$7,572	$1,035	$20,602	$1,252
Operating Expenses	1,506	241	3,983	294
Interest	2,144	15	6,432	15
Depreciation and Amortization	3,299	428	9,136	590

Net Income	$623	$351	$1,051	$353

Company’s Share in Net Income	$623	351	$1,051	$353
Adjustment for Company Basis	(47)	(6)	(100)	(6)

Company’s Equity in Net Income	$576	$345	$951	$347

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

The purchase agreement with the seller contained a two year master lease agreement whereby rental revenues were guaranteed by the seller on the 9% unoccupied space at the date of the acquisition up to a maximum of $1,102,000. In addition, leasing commissions and tenant improvement allowances were to be reimbursed under the purchase agreement up to $934,000 over the same two year period for leasing activities incurred by Afton Ridge to lease this unoccupied space. As of September 30, 2009, $500,000 in rental revenue guarantee payments and $448,000 in leasing commission and tenant reimbursement payments have been received by Afton Ridge and treated as purchase price adjustments in the period when the contingency was resolved on the Afton Ridge standalone financial statements. Our pro rata share of such purchase price adjustments have been treated as a reduction of our investment in Afton Ridge.

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

For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

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

Consolidated Balance Sheet of Afton Ridge as of September 30, 2009 (unaudited) (in thousands):

	September 30, 2009	REIT Basis Adjustments (1)	Total
Assets
Real Estate Net	$48,168	$648	$48,816
Other Assets	4,692	(22)	4,670

Total Assets	$52,860	$626	$53,486

Liabilities and Equity
Note Payable	$25,500	$—	$25,500
Other Liabilities	4,433	—	4,433

Total Liabilities	29,933	—	29,933

Company’s Equity	20,635	626	21,261
Other Investor’s Equity	2,292	—	2,292

Total Liabilities and Equity	$52,860	$626	$53,486

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

For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

(1)

REIT Basis Adjustments include those costs incurred outside of Afton Ridge that are directly capitalizable to its investment in real estate assets acquired within Afton Ridge including acquisition costs paid to our Investment Advisor.

Consolidated Statements of Operations of Afton Ridge for the three and nine months ended September 30, 2009 and 2008 (unaudited) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total Revenue	$1,285	$154	$3,840	$154
Operating Expenses	307	32	946	32
Interest	376	—	1,128	—
Depreciation and Amortization	560	—	1,466	—

Net Income	$42	$122	$300	$122

Company’s Share in Net Income	$37	$109	$270	$109
Adjustment for Company Basis	(6)	—	(16)	—

Company’s Equity in Net Income	$31	$109	$254	$109

5. Acquisition Related Intangible Assets and Liabilities

Our acquisition related intangible assets are included in the consolidated balance sheets as acquired in-place lease value asset, acquired above-market lease value asset and acquired below-market lease liability.

The following is a schedule of future amortization of acquisition related intangible assets and liabilities as of September 30, 2009 (in thousands):

	Acquired In-Place Lease Value Asset	Below-Market Lease Liability	Above-Market Lease Asset
2009 (Three months ending December 31, 2009)	$2,539	$734	$725
2010	8,733	2,787	2,798
2011	7,889	2,735	2,698
2012	6,291	1,994	2,650
2013	4,804	1,213	1,829
2014	3,561	1,118	730
Thereafter	19,392	4,255	4,578

	$53,209	$14,836	$16,008

The amortization of the above- and below-market leases included in rental revenue were ($709,000) and $741,000, respectively, for the three months ended September 30, 2009; and ($477,000) and $361,000, respectively, for the three months ended September 30, 2008. The amortization of in-place lease value included in amortization expense was $2,581,000 and $1,692,000 for the three months ended September 30, 2009 and 2008, respectively.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

The amortization of the above- and below-market leases included in rental revenue were ($2,575,000) and $2,210,000, respectively, for the nine months ended September 30, 2009; and ($991,000) and $1,301,000, respectively, for the nine months ended September 30, 2008. The amortization of in-place lease value included in amortization expense was $7,651,000 and $4,861,000 for the nine months ended September 30, 2009 and 2008, respectively.

6. Debt

Notes Payable secured by real property are summarized as follows (in thousands):

	Interest Rate as of		Maturity Date	Notes Payable as of
Property	September 30, 2009	December 31, 2008		September 30, 2009	December 31, 2008
REMEC	4.79%	4.79%	November 1, 2011	$13,250	$13,250
300 Constitution	4.84	4.84	April 1, 2012	12,000	12,000
Deerfield Commons I.(1)	5.23	5.23	December 1, 2015	9,725	9,725
602 Central Blvd.(2)(3)	2.17	6.79	April 27, 2014	8,791	8,026
Bolingbrook Point III	5.26	5.26	January 1, 2015	9,000	9,000
Fairforest Bldg. 5(4)	6.33	6.33	February 1, 2024	10,442	10,767
Fairforest Bldg. 6(4)	5.42	5.42	September 1, 2019	3,322	3,512
HJ Park—Bldg. 1(4)	4.98	4.98	March 1, 2013	978	1,167
North Rhett I(4)	5.65	5.65	August 1, 2019	4,328	4,567
North Rhett II(4)	5.20	5.20	October 1, 2020	2,386	2,503
North Rhett III(4)	5.75	5.75	February 1, 2020	1,937	2,038
North Rhett IV(4)	5.80	5.80	February 1, 2025	10,434	10,742
Mt Holly Bldg.(4)	5.20	5.20	October 1, 2020	2,386	2,503
Orangeburg Park Bldg.(4)	5.20	5.20	October 1, 2020	2,426	2,545
Kings Mountain I(4)	5.27	5.27	October 1, 2020	2,064	2,165
Kings Mountain II(4)	5.47	5.47	January 1, 2020	6,169	6,495
Union Cross Bldg. I(4)	5.50	5.50	July 1, 2021	2,980	3,111
Union Cross Bldg. II(4)	5.53	5.53	September 1, 2021	9,111	9,515
Thames Valley Five(3)(5)	6.42	6.42	May 30, 2013	11,987	10,945
Lakeside Office Center(6)	6.03	6.03	September 1, 2015	9,000	9,000
Enclave on the Lake(7)	5.45	5.45	May 1, 2011	18,363	18,623
Albion Mills Retail Park(3)(8)(9)	5.25	5.25	October 10, 2013	9,223	8,360
Avion Midrise III & IV(10)	5.52	5.52	April 1, 2014	21,865	22,154
12650 Ingenuity Drive(11)	5.62	—	October 1, 2014	13,482	—
Maskew Retail Park(3)(12)	5.68	—	August 10, 2014	22,336	—

Notes Payable				217,985	182,713
Less Discount				(4,893)	(4,443)
Less Albion Mills Retail Park Fair Value Adjustment(8)				(350)	(1,109)

Notes Payable Less Discount and Fair Value Adjustment				$212,742	$177,161

(1)	Interest only payments are due monthly for the first 60 months of the loan term. Principal and interest payments are due monthly for the remaining 60 months of the loan term.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

(2)

Variable interest rate of 1.60% and 6.79% at September 30, 2009 and December 31, 2008 based on three month GBP based LIBOR plus 0.67%. We maintain a rate cap agreement pursuant to which we will be protected against an increase in the three month LIBOR over 6.25% through May 27, 2010.

(3)	These loans are subject to certain financial covenants (interest coverage and loan to value).
(4)

These notes payable were assumed from the seller of the Carolina Portfolio on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount.

(5)	We entered into the interest rate swap agreement that fixes the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of September 30, 2009 and expires on May 30, 2013.
(6)	Interest only payments are due monthly for the first 36 months of the loan term. Principal and interest payments are due monthly for the remaining 48 months of the loan term.
(7)	The loan was assumed from the seller of Enclave on the Lake on July 1, 2008 and was recorded at estimated fair value which includes the discount.
(8)	The Albion Mills Retail Park note payable balance is presented at cost basis. This loan is carried on our balance sheet at fair value (see Note 15).
(9)	We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of September 30, 2009 and expires on October 10, 2013.
(10)	The loan was assumed from the seller of Avion Midrise III & IV on November 18, 2008 and was recorded at estimated fair value which includes the discount.
(11)	The loan was assumed from the seller of 12650 Ingenuity Drive on August 5, 2009 and was recorded at estimated fair value which includes the discount.
(12)	We entered into an interest rate swap agreement that fixes the GBP-based LIBOR rate at 3.42% plus 2.26% or 5.68% per annum as of September 30, 2009 and expires on August 10, 2014.

Notes Payable

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. Assumption fees and other loan closing costs totaling $765,500 were capitalized as incurred. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. Principal payments totaling $2,669,000 were made during the nine months ended September 30, 2009. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

On May 30, 2008, we entered into a £7,500,000 ($11,987,000 at September 30, 2009) financing arrangement with the Royal Bank of Scotland plc secured by the Thames Valley Five property. The loan is for a term of five years (with a two year extension option) and bears interest at a variable rate of interest, adjusted quarterly, based on three month GBP-based LIBOR plus 1.01%. In addition, we incurred financing costs of approximately £78,000 ($125,000 at September 30, 2009) associated with obtaining this loan. On August 14, 2008, we entered into the interest rate swap agreement that fixes the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of September 30, 2009 and expires on May 30, 2013. Interest payments only are due quarterly for the term of the loan with principal due at maturity.

On July 1, 2008, in connection with the acquisition of Enclave on the Lake, we assumed an $18,281,000 ($18,790,000 face value less discount of $509,000) loan from NorthMarq Capital, Inc. that bears interest at a fixed rate of 5.45% per annum and matures on May 1, 2011. Principal and interest payments are due monthly for

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

the remaining loan term and principal payments totaling $260,000 were made during the nine months ended September 30, 2009. In addition, we incurred financing costs totaling $241,000 in conjunction with the assumption of the loan.

On October 10, 2008, we entered into a £5,771,000 (9,223,000 at September 30, 2009) financing agreement with the Royal Bank of Scotland plc secured by Albion Mills Retail Park property. The loan is for a term of five years and bears interest at a variable rate of interest, adjusted quarterly, based on three month GBP based LIBOR plus 1.31%. In additional, we incurred financing costs of approximately £81,000, ($121,000 through September 30, 2009) associated with obtaining this loan. On November 25, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of September 30, 2009 and expires on October 10 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On November 18, 2008, in connection with the acquisition of Avion Midrise III & IV, we assumed $20,851,000 ($22,186,000 face value less discount of $1,335,000) fixed-rate mortgage loan from Capmark Finance, Inc. that bears interest at a rate of 5.52% per annum and matures on April 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $288,000 were made during the nine months ended September 30, 2009. In addition, we incurred financing costs totaling $344,000 in conjunction with the assumption of the loan.

On August 5, 2009 in connection with the acquisition of 12650 Ingenuity Drive, we assumed a $12,522,000 ($13,539,000 face value less a discount of $1,017,000) fixed rate mortgage loan from PNC Bank, National Association that bears interest at a rate of 5.62% and matures on October 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $58,000 were made during the nine months ended September 30, 2009. In addition, we incurred financing costs totaling $271,000 in conjunction with the assumption of the loan.

On August 10, 2009, we entered into a £13,975,000 ($22,336,000 at September 30, 2009) financing agreement with the Abbey National Treasury Services plc secured by the Maskew Retail Park property. On September 24, 2009, we drew the full amount of the loan and concurrently entered into the interest rate swap agreement that fixes the GBP-based LIBOR rate at 3.42% plus 2.26% or 5.68% per annum as of September 30, 2009 and expires on August 10, 2014. The loan is for a term of five years and bears interest at a variable rate of interest, adjusted quarterly, based on three month GBP-based LIBOR plus 2.26%. Interest only payments are due quarterly for the term of the loan with principal due at maturity. In addition, we incurred financing costs of approximately £214,000 ($342,000 at September 30, 2009) associated with obtaining this loan.

The minimum principal payments due for the notes payable are as follows as of September 30, 2009 (in thousands):

2009 (Three months ending December 31, 2009)	$1,162
2010	4,930
2011	36,152
2012	17,351
2013	26,641
2014	67,643
Thereafter	64,106

$217,985

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

Loan Payable

On August 8, 2008, we entered into an amended and restated credit agreement with Bank of America, N.A. (“Bank of America”), which amended the terms of our prior credit agreement with Bank of America, to provide us with a new $45,000,000 unsecured revolving line of credit (the “Revolving Credit Facility”), and to replace our prior Bank of America term loan and revolving credit facility which matured in August 2008. The new Revolving Credit Facility was fully drawn upon at closing, with such proceeds utilized to pay down the full $45,000,000 amount outstanding under our prior Bank of America term loan (as of August 8, 2008, no amount was outstanding under our prior $10,000,000 Bank of America revolving credit facility). The new Revolving Credit Facility matures in August 2010 and bears interest at a floating rate of LIBOR plus 2.00% to 2.75%, based upon our leverage ratio as defined in the credit agreement (at our current leverage ratio, the Revolving Credit Facility bears interest at a floating rate of LIBOR plus 2.00%). An upfront fee of $292,500 was paid to Bank of America, and a fee equal to the actual daily amount by which the aggregate commitments exceed the total outstanding (both as defined in the amended and restated credit agreement) times 0.20% per annum if the total outstanding are equal to or more than 50% of the aggregate commitments, or 0.25% per annum otherwise, is accrued on unfunded balances under the Revolving Credit Facility. The loan contains various financial covenants and restrictions including a fixed charge coverage ratio of at least 1.75 to 1.00, as defined in the amended and restated credit agreement. As of September 30, 2009 and December 31, 2008, there were no amounts outstanding under the Revolving Credit Facility.

Our organizational documents contain a limitation on the amount of indebtedness that we may incur, so that unless our shares are listed on a national securities exchange, our aggregate borrowing may not exceed 300% of our net assets unless any excess borrowing is approved by a majority of our independent trustees and is disclosed to shareholders in our next quarterly report.

7. Minimum Future Rents Receivable

The following is a schedule of minimum future rentals to be received on non-cancelable operating leases as of September 30, 2009 (in thousands):

2009 (Three months ending December 31, 2009)	$13,071
2010	49,083
2011	47,634
2012	40,990
2013	34,253
2014	30,583
Thereafter	193,028

$408,642

8. Concentrations

Tenant Revenue Concentrations

For the nine months ended September 30, 2009, the tenant in Enclave on the Lake accounted for approximately $4,030,000, or 10%, of total revenues from consolidated properties. The lease under which the tenant occupies our Enclave on the Lake property expires in February 2012.

For the nine months ended September 30, 2008, there are no significant tenant revenue concentrations.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

Geographic Concentrations

As of September 30, 2009, we owned 57 consolidated properties located in ten states (California, Florida, Georgia, Illinois, Massachusetts, Minnesota, North Carolina, South Carolina, Texas and Virginia) and in the United Kingdom. As of September 30, 2008, we owned 49 consolidated properties located in seven states (California, Georgia, Illinois, Massachusetts, North Carolina, South Carolina and Texas) and in the United Kingdom.

Our geographic revenue concentrations from consolidated properties for the nine months ended September 30, 2009 and 2008 are as follows:

	Nine Months Ended September 30,
	2009	2008
Domestic
South Carolina	27.39%	41.98%
Texas	18.40	14.33
California	9.22	7.33
Virginia	8.33	—
Georgia	5.06	7.27
North Carolina	4.89	9.91
Massachusetts	4.86	5.36
Illinois	2.76	3.78
Minnesota	2.40	—
Florida	1.14	—

Total Domestic	84.45	89.96
International
United Kingdom	15.55	10.04

Total	100.00%	100.00%

Our geographic long-lived asset concentrations from consolidated properties as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
Domestic
South Carolina	26.25%	33.66%
California	10.84	4.45
Texas	10.37	13.34
North Carolina	9.44	12.22
Minnesota	6.71	—
Virginia	6.08	7.77
Massachusetts	5.72	3.66
Florida	3.65	—
Illinois	2.56	3.24
Georgia	2.19	2.96

Total Domestic	83.81	81.30
International
United Kingdom	16.19	18.70

Total	100.00%	100.00%

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

9. Segment Disclosure

Our reportable segments consist of three types of commercial real estate properties, namely, Domestic Industrial Properties, Domestic Office Properties and International Office/Retail Properties. During the fourth quarter of 2008, management reevaluated the structure of its business and devised a new reportable segment structure. All periods presented have been revised to report our segment results under our new reportable segment structure. Management internally evaluates the operating performance and financial results of our segments based on net operating income. We also have certain general and administrative level activities including legal, accounting, tax preparation and shareholder servicing costs that are not considered separate operating segments. Our reportable segments are on the same basis of accounting as described in Note 2.

We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, property management fees, property level general and administrative expenses and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our general and administrative expenses. The following table compares the net operating income for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Month Ended September 30,
	2009	2008	2009	2008
Domestic Industrial Properties
Revenues:
Rental	$5,291	$4,996	$14,280	$15,778
Tenant Reimbursements	1,378	910	3,481	2,669

Total Revenues	6,669	5,906	17,761	18,447

Property and Related Expenses:
Operating and Maintenance	301	321	971	872
General and Administrative	54	(47)	193	130
Property Management Fee to Related Party	92	86	272	286
Property Taxes	1,215	798	3,361	2,329

Total Expenses	1,662	1,158	4,797	3,617

Net Operating Income	$5,007	$4,748	$12,964	$14,830

Domestic Office Properties
Revenues:
Rental	$5,726	$2,507	$13,211	$5,129
Tenant Reimbursements	857	623	2,558	1,506

Total Revenues	6,583	3,130	15,769	6,635

Property and Related Expenses:
Operating and Maintenance	894	694	2,422	1,260
General and Administrative	44	23	145	44
Property Management Fee to Related Party	41	33	105	48
Property Taxes	878	420	2,096	805

Total Expenses	1,857	1,170	4,768	2,157

Net Operating Income	$4,726	$1,960	$11,001	$4,478

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
International Office/Retail Properties
Revenues:
Rental	$2,261	$1,264	$5,976	$2,724
Tenant Reimbursements	38	15	218	75

Total Revenues	2,299	1,279	6,194	2,799

Property and Related Expenses:
Operating and Maintenance	51	15	225	75
General and Administrative	27	(3)	94	47
Property Management Fee to Related Party	72	6	82	13

Total Expenses	150	18	401	135

Net Operating Income	$2,149	$1,261	$5,793	$2,664

Reconciliation to Consolidated Net Loss
Total Segment Net Operating Income	$11,882	$7,969	$29,758	$21,972
Interest Expense	2,775	2,670	8,220	7,402
General and Administrative	857	707	2,478	1,878
Investment Management Fee to Related Party	2,098	1,016	5,584	2,495
Acquisition Expenses	2,536	—	3,534	—
Depreciation and Amortization	6,501	4,417	18,371	11,457

	(2,885)	(841)	(8,429)	(1,260)

Interest and Other Income	77	467	338	1,797
Net Settlement Payments on Interest Rate Swaps	(203)	—	(436)	—
(Loss) Gain on Interest Rate Swaps and Cap	(338)	(58)	19	(77)
Loss on Note Payable at Fair Value	(109)	—	(802)	—
Loss on transfer of held for sale real estate to continuing operations	—	(3,451)	—	(3,451)

Loss Before (Provision) Benefit for Income Taxes and Equity in Income (Loss) of Unconsolidated Entities	(3,458)	(3,883)	(9,310)	(2,991)

(Provision) Benefit for Income Taxes	(44)	557	(131)	41
Equity in Income (Loss) of Unconsolidated Entities	74	379	(1,775)	103

Net Loss	(3,428)	(2,947)	(11,216)	(2,847)

Net Loss Attributable to Non-Controlling Operating Partnership Units	16	14	36	12

Net Loss Attributable to CB Richard Ellis Realty Trust Shareholders	$(3,412)	$(2,933)	$(11,180)	$(2,835)

Condensed Assets	September 30, 2009	December 31, 2008
Domestic Industrial Properties	$329,452	$305,743
Domestic Office Properties	238,915	143,073
International Office/Retail Properties	135,234	105,091
Non-Segment Assets	251,202	156,013

Total Assets	$954,803	$709,920

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

	Nine Months Ended September 30,
Capital Expenditures	2009	2008
Domestic Industrial Properties	$34,717	$22,111
Domestic Office Properties	103,020	55,891
International Office/Retail Properties	135	51,593

Total Capital Expenditures	$137,872	$129,595

10. Investment Management and Other Fees to Related Parties

Pursuant to the Advisory Agreement, the Investment Advisor and its affiliates perform services relating to our ongoing public offering and the management of our assets. Items of compensation and equity participation are as follows:

Offering Costs Relating to Public Offerings

Offering costs totaling $10,973,000 and $6,519,000, were incurred during the three months ended September 30, 2009 and 2008, respectively, and $24,265,000 and $16,540,000 were incurred during the nine months ended September 30, 2009 and 2008, respectively. Offering costs are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Of the total amounts, $10,933,000, and $6,477,000, were incurred during the three months ended September 30, 2009 and 2008, respectively, and $24,152,000 and $16,469,000 was incurred during the nine months ended September 30, 2009 and 2008, respectively, by CNL Securities Corp., as Dealer Manager, and certain of its affiliates. $40,000, and $42,000, were incurred during the three months ended September 30, 2009 and 2008, respectively, and $113,000 and $71,000 for the nine months ended September 30, 2009 and 2008, respectively, were incurred by the Investment Advisor for reimbursable marketing. Each party will be paid the amount incurred from proceeds of the public offering. As of September 30, 2009 and December 31, 2008, the accrued offering costs payable to related parties included in our consolidated balance sheets were $1,873,000 and $4,390,000, respectively.

Investment Management Fee to Related Party

Prior to October 24, 2006, the Investment Advisor received an annual fee equal to 0.75% of the book value of the total assets, as defined in the Advisory Agreement, based on the assets of CBRE OP. The investment management fee was calculated monthly based on the average of total assets, as defined, during such period. On October 24, 2006, the Board of Trustees, including our independent trustees, approved and the Company entered into the Amended and Restated Agreement of Limited Partnership of CBRE OP (the “Amended Partnership Agreement”) and the Amended and Restated Advisory Agreement (the “Amended Advisory Agreement” and, together with the Amended Partnership Agreement, the “Amended Agreements”). The Amended Advisory Agreement provided an investment management fee of (i) a monthly fee equal to one twelfth of 0.6% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments within our portfolio and (ii) a monthly fee equal to 7.0% of the aggregate monthly net operating income derived from all real estate investments within our portfolio. On January 30, 2009, we entered into that certain second amended and restated advisory agreement (the “Second Amended Advisory Agreement”) with CBRE OP and the Investment Advisor. The Second Amended Advisory Agreement modified, among other things, the investment management fee to consist of (a) a monthly fee equal to one twelfth of 0.5% of the aggregate costs (before non-cash reserves and depreciation) of all real estate investment in our portfolio and (b) a monthly fee equal to 5.0% of the aggregate monthly net operating income derived from all real estate investments in our portfolio. All or any portion of the

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

investment management fee not taken as to any fiscal year may be deferred or waived without interest at the option of the Investment Advisor. The Investment Advisor waived investment management fees of $417,000 and $1,026,000 during the three and nine months ended September 30, 2008.

The Investment Advisor earned investment management fees of $2,098,000 and $1,016,000 for the three months ended September 30, 2009 and 2008, respectively; and $5,584,000 and $2,495,000 for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009 and December 31, 2008, investment management fees payable to related party in our consolidated balance sheets were $718,000 and $625,000, respectively. In connection with services provided to the Investment Advisor, CNL Fund Management Company, the sub-advisor (the “Sub-Advisor”) and an affiliate of the Dealer Manager pursuant to a sub-advisory agreement dated August 21, 2006, was paid by the Investment Advisor $290,000 and $140,000 for the three months ended September 30, 2009 and 2008, respectively; and $771,000 and $344,000 for the nine months ended September 30, 2009 and 2008, respectively.

The Investment Advisor earned acquisition fees of $1,826,000 and $2,143,000 for the three months ended September 30, 2009 and 2008, respectively; and $2,549,000 and $3,207,000 for the nine months ended 2009 and 2008, respectively. In connection with services provided to the Investment Advisor, the Sub-Advisor, pursuant to a sub-advisory agreement, was paid by the Investment Advisor acquisition fees of $341,000 and $401,000 for the three months ended September 30, 2009 and 2008, respectively; and $476,000 and $600,000 for the nine months ended September 30, 2009 and 2008, respectively. Acquisition related expenses totaling $183,000 and $0 for the three months ended September 30, 2009 and 2008 respectively and $255,000 and $0 were reimbursed to the Investment Advisor during the nine months ending September 30, 2009 and 2008, respectively. Prior to the adoption of “Business Combinations” on January 1, 2009, these acquisition fees and expenses were capitalized to investments in real estate and related intangibles.

Management Service Fees to Related Party

Affiliates of the Investment Advisor may also provide leasing, brokerage, property management, or mortgage banking services for us. CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor, received property management fees of approximately $205,000 and $125,000 the three months ended September 30, 2009 and 2008, respectively; and $459,000 and $348,000 for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009 and December 31, 2008, the property management fees payable to related party included in our consolidated balance sheets was $125,000 and $126,000, respectively. No brokerage fees were paid to affiliates of the Investment Advisor for the nine months ended September 30, 2009 and 2008. Mortgage banking fees of $0 and $433,000 were paid to CBRE Capital Markets, an affiliate of the Investment Advisor, during the three and nine months ended September 30, 2009 and 2008.

Affiliates of the Investment Advisor received leasing fees of $0 and $6,000 for the three months ended September 30, 2009 or 2008; and received $67,000 and $6,000 for the nine months ended September 30, 2009 and 2008, respectively.

CB Richard Ellis UK was paid a management services fee totaling $75,000 for the three and nine months ended September 30, 2009.

11. Equity Incentive Plan and Performance Bonus Plan

Equity Incentive Plan

We have adopted a 2004 equity incentive plan. The purpose of the 2004 equity incentive plan is to provide us with the flexibility to use share options and other awards to provide a means of performance-based

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

compensation. Our key employees, directors, trustees, officers, advisors, consultants or other personnel and our subsidiaries or other persons expected to provide significant services or our subsidiaries, including employees of the Investment Advisor, would be eligible to be granted share options, restricted shares, phantom shares, distribution equivalent rights and other share-based awards under the 2004 equity incentive plan. No awards of any kind have been made under this plan during the nine months ended September 30, 2009 and 2008.

Performance Bonus Plan

We have adopted a 2004 performance bonus plan. Annual bonuses under our 2004 performance bonus plan are awarded by our Compensation Committee to selected key employees, including employees of the Investment Advisor, based on corporate factors or individual factors (or a combination of both). Subject to the provisions of the 2004 performance bonus plan, the Compensation Committee will (i) determine and designate those key employees to whom bonuses are to be granted; (ii) determine, consistently with the 2004 performance bonus plan, the amount of the bonus to be granted to any key employee for any performance period; and (iii) determine, consistently with the 2004 performance bonus plan, the terms and conditions of each bonus. Bonuses may be so awarded by the Compensation Committee prior to the commencement of any performance period, during or after any performance period. No bonus shall exceed 200% of the key employee’s aggregate salary for the year. The Compensation Committee may provide for partial bonus payments at target and other levels. Corporate performance hurdles for bonuses may be adjusted by the Compensation Committee in its discretion to reflect (i) dilution from corporate acquisitions and share offerings, and (ii) changes in applicable accounting rules and standards. The Compensation Committee may determine that bonuses shall be paid in cash or shares or other equity-based grants, or a combination thereof. The Compensation Committee may also provide that any such share grants be made under our 2004 equity incentive plan or any other equity-based plan or program we may establish. The Compensation Committee may provide for programs under which the payment of bonuses may be deferred at the election of the employee. No bonuses were awarded and no bonus related expenses were incurred by us during the nine months ended September 30, 2009 and 2008, respectively.

12. Shareholders’ Equity

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

The registration statement relating to our follow-on public offering was declared effective by the SEC on January 30, 2009. CNL Securities Corp. is the dealer manager of this offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through September 30, 2009, we received gross offering proceeds of approximately $261,681,461 from the sale of 26,213,844 shares. As of September 30, 2009, we had issued 87,022,811 common shares in our public offerings.

During the nine months ended September 30, 2009 and 2008, we repurchased 1,379,553 common shares and 283,414 common shares, respectively, under our Share Redemption Program for $12,264,000 and $2,540,000, respectively.

13. Distributions

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

The following table reconciles the distributions declared per common share to the distributions paid per common share during the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
Distributions declared per common share	$0.450	$0.438
Less: Distributions declared in the current period and paid in the subsequent period	(0.150)	(0.150)
Add: Distributions declared in the prior year and paid in the current year	0.150	0.144

Distributions paid per common share	$0.450	$0.432

Distributions paid to shareholders during the nine months ended September 30, 2009 and 2008 totaled $30,236,000 and $14,804,000, respectively.

We issued 1,299,566 and 621,458 common shares pursuant to our dividend reinvestment plan for the nine months ended September 30, 2009 and 2008, respectively.

14. Derivative Instruments

The following table sets forth the terms of our interest rate swap derivative instruments at September 30, 2009:

Type of Instrument	Notional Amount	Pay Fixed Rate	Receive Variable Rate (1)	Maturity Date
Interest Rate Swap	$11,987,000	5.41%	0.69%	May 30, 2013
Interest Rate Swap	$9,133,000	3.94%	1.05%	October 10, 2013
Interest Rate Swap	$22,336,000	3.42%	0.50%	August 10, 2014

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of swaps.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

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

We marked our non-qualifying economic hedge interest rate swap instruments to their estimated fair value of ($1,462,000) on the consolidated balance sheet resulting in a loss on interest rate swaps of $338,000 for the three months ended September 30, 2009 and a gain of $19,000 for the nine months ended September 30, 2009. Our $22,336,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our Maskew Retail Park variable rate note payable from its inception on September 24, 2009. The estimated fair value of the interest rate swap value of ($322,000) as of September 30, 2009 has resulted in a swap fair value adjustment being recorded to other comprehensive loss totaling $322,000 for the three and nine months ended September 30, 2009.

There were no comparable interest rate swaps held during the nine months ended September 30, 2008.

Further disclosures regarding our derivative financial instruments are included in Note 15 of these consolidated financial statements.

15. Fair Value of Financial Instruments

We apply the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical financial instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have classified the Albion Mills Retail Park notes payable as Level 3 as of September 30, 2009 due to the lack of current market activity and our reliance on unobservable inputs to estimate the fair value of the mortgage note payable.

As of September 30, 2009 and December 31, 2008, we held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, an interest rate cap, and interest rate swap derivative contracts. Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less, including money market funds and U.S. Government obligations. Derivative instruments are related to our economic hedging activities with respect to interest rates.

The fair values of the interest rate cap and swap derivative agreements are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rate fell above the strike rate of the interest rate cap agreement, and by discounting the future expected cash payments and receipts on the pay and receive legs of the interest rate swap agreements that swap the estimated variable rate mortgage note payment stream for a fixed rate receive payment stream over the period of the loan. The variable interest rates used in the calculation of projected receipts on the interest rate cap agreement and on the interest rate swap agreements are based on an expectation of future interest rates derived from observable market interest

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

rate curves and volatilities. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements (where appropriate). Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2009 and December 31, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.

The following items are measured at fair value on a recurring basis at September 30, 2009 and December 31, 2008 (in thousands):

	As of September 30, 2009
			Fair Value Measurements Using:
	Carrying Value	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash Equivalents	$65,672	$65,672	$65,672	$—	$—
Interest Rate Cap at Fair Value	$1	$1	$—	$1	$—
Interest Rate Swaps at Fair Value	$(1,784)	$(1,784)	$—	$(1,784)	$—
Note Payable at Fair Value	$(8,873)	$(8,873)	$—	$—	$(8,873)

	As of December 31, 2008
			Fair Value Measurements Using:
	Carrying Value	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash Equivalents	$18,732	$18,732	$18,732	$—	$—
Interest Rate Cap at Fair Value	$1	$1	$—	$1	$—
Interest Rate Swaps at Fair Value	$(1,336)	$(1,336)	$—	$(1,336)	$—
Note Payable at Fair Value	$(7,251)	$(7,251)	$—	$—	$(7,251)

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

The following table presents our activity for the variable rate note payable measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Note Payable
Balance at January 1, 2009	$7,251
Transfer to Level 3	—
Total Loss on Fair Value Adjustment	802
Translation Adjustment in Other Comprehensive Income	820

Balance at September 30, 2009	$8,873

The Amount of Total Loss for the Period Included in Earnings Attributable to the Change in Unrealized Loss Relating to Note Payable Held at September 30, 2009	$(802)

For our economic hedges that do not qualify for hedge accounting, gains and losses (realized and unrealized) included in earnings related to the interest rate cap and swaps, as well as for the elected fair value note payable for the three and nine months ended September 30, 2009, are reported as components of “Other Income and Expense” on the consolidated statements of operations. For our qualifying hedge, the effective portion of unrealized gains and losses are reported as a component of other comprehensive income (loss) during the period the hedge is deemed effective.

Disclosure of Fair Value Financial Instruments

For disclosure purposes only, the following table summarizes our notes payable and their estimated fair value at September 30, 2009 and December 31, 2008 (in thousands):

	Book Value		Fair Value
Financial Instrument	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Notes Payable	$203,869	$169,910	$199,384	$158,552
Note Payable at Fair Value	$8,873	$7,251	$8,873	$7,251

16. Fair Value Option—Note Payable

During the fourth quarter of 2008 we elected to apply the fair value option on a note payable which bears interest at a variable rate and is currently subject to an economic hedge by an interest rate swap with similar terms and the same notional amount. We have elected to apply the fair value option on the Albion Mills Retail Park variable rate note payable to match the fair value treatment of interest rate swap derivative on the same note payable thereby achieving a reduction in the artificial volatility in net income or loss that occurs when related financial assets and liabilities are measured and reported on a different basis in the consolidated financial statements.

We applied the fair value option for the Albion Mills Retail Park note payable at each quarterly reporting period. Included in loss on notes payable at fair value in the statement of operations is ($109,000) and ($802,000) for the three and nine months ended September 30, 2009, respectively. In addition, there were $820,000 and $59,000 translation losses included in Other Comprehensive Loss at September 30, 2009 and December 31, 2008, respectively.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

17. Commitments and Contingencies

We have agreed to a capital commitment of up to $20,000,000 in CBRE Strategic Partners Asia, which extends to January 31, 2010. Through September 30, 2009, we have funded $7,912,000 of our capital commitment. CBRE Investors, our sponsor, formed CBRE Strategic Partners Asia, to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. If we and all other currently committed capital investors had funded our entire commitments in CBRE Strategic Partners Asia as of September 30, 2009, we would have owned an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. A majority of our trustees (including a majority of our independent trustees) not otherwise interested in this transaction approved the transaction as being fair, competitive and commercially reasonable. CBRE Strategic Partners Asia is managed by CB Richard Ellis Investors SP Asia II, LLC, a subsidiary of CBRE Investors.

On June 18, 2009, the Duke joint venture entered into a contribution agreement with Duke to acquire, subject to customary closing conditions, Goodyear Crossing Ind. Park II, located at 16920 W. Commerce Drive, Goodyear, AZ, a suburb of Phoenix. The Duke joint venture will acquire Goodyear Crossing Ind. Park II for approximately $45,260,000, exclusive of transaction costs. We own an 80% interest in the Duke joint venture and, at closing, we will make a cash contribution of approximately $36,200,000 to the Duke joint venture in connection with the acquisition, which we expect to fund using the net proceeds from our public offering. Goodyear Crossing Ind. Park II is a warehouse/distribution building that was completed in 2008, and is currently being expanded to a total of 820,384 square feet. The property is 100% leased to Amazon.com.azdc, Inc., with a guarantee from its parent Amazon.com. The lease expires ten years after completion of the expansion in October 2009, resulting in a projected expiration date of October 2019. While we anticipate this acquisition will close during the fourth quarter of 2009, the agreement is subject to a number of contingencies, including, but not limited to, acceptance by the tenant of the space, and there can be no assurance that the acquisition will occur. As of September 30, 2009, we have provided deposits of $1,647,000 in connection with the execution of the agreement that is refundable in the event that certain closing conditions are not met.

Litigation – From time to time, we and our properties may be subject to legal proceedings, which arise in the ordinary course of our business. Currently, neither the Company nor any of the Company’s properties are subject to, or threatened with, any legal proceedings for which the outcome is reasonably likely to have a material adverse effect on the results of operations or financial condition.

Environmental Matters – We are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

18. Comprehensive Loss

U.S. GAAP requires that the effect of foreign currency translation adjustments be classified as comprehensive income (loss). The following table sets forth our comprehensive loss for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Loss	$(3,428)	$(2,947)	$(11,216)	$(2,847)
Foreign Currency Translation (Loss) Gain	(2,233)	(5,194)	7,109	(5,183)
Swap Fair Value Adjustment	(322)	—	(322)	—

Total Comprehensive Loss	(5,983)	(8,141)	(4,429)	(8,030)
Comprehensive Loss Attributable to Non-Controlling Interest	(22)	(39)	(13)	(36)

Comprehensive Loss Attributable to CB Richard Ellis Realty Trust Shareholders	$(5,961)	$(8,102)	$(4,416)	$(7,994)

19. Income Taxes

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

The following table summarizes the provision for income taxes of the TRS for the nine months ended September 30, 2008 (in thousands):

Current	$(4)
Deferred	(217)

Total Provision for Income Taxes	$(221)

There is no provision or benefit for income taxes of the TRS for the nine months ended September 30, 2009

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)

determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred liabilities of the TRS relate primarily to differences in the book and tax depreciation method of property for U.S. Federal and state income tax purpose.

In addition, we have incurred income and other taxes (franchise, local and state government and international) related to our continuing operations in the amount of $44,000 and $30,000, $131,000 and $180,000 for California, Georgia, Texas, North Carolina, and United Kingdom impacting our operations during the three and nine months ended September 30, 2009 and 2008, respectively. The United Kingdom taxes real property operating results at a statutory rate of 22%. The United Kingdom taxable loss for the nine months ended September 30, 2009 resulted in a deferred tax asset of approximately $569,000 for net operating carry forwards. We have provided for a full valuation allowance of ($569,000) on this deferred tax asset because it is not likely that future operating profits in the United Kingdom would be sufficient to absorb the net operating losses.

20. Subsequent Events

From October 1, 2009 through November 11, 2009, we received gross proceeds from our follow-on public offering of $60,828,327 from the sale of 6,110,491 common shares.

On October 15, 2009, the Duke joint venture acquired Northpoint III, located at 3300 Exchange Place, Lake Mary, FL, a suburb of Orlando, for approximately $18,240,000, exclusive of customary closing costs and acquisition fees which are both expensed as incurred. We own an 80% interest in the Duke joint venture, and we made cash contributions totaling approximately $14,406,000 to the Duke joint venture in connection with the acquisition, using the net proceeds from our current public offering. Northpoint III is a 108,499 square foot four-story office building that was completed in 2001. Northpoint III is 100% leased to Florida Power Corporation d/b/a Progress Energy Florida, Inc., a major electric utility in Florida. Upon closing, we paid the Investment Advisor a $218,880 acquisition fee.

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

•

other factors discussed under Item 1.A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008 and those factors that may be contained in any filing we make with the SEC, including Part II, Item 1. A. of Form 10-Q.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

Overview

We are a Maryland REIT that invests in real estate properties, focusing on office, retail, industrial (primarily warehouse/distribution) and multi-family residential properties, as well as other real estate-related assets. We may also utilize our expertise and resources to capitalize on unique opportunities that may exist elsewhere in the marketplace, in which we might also acquire interests in mortgages or other investments where we could seek to acquire the underlying property. We will not invest more than 20% of our total assets in any single investment. We intend to invest primarily in properties located in geographically-diverse major metropolitan areas in the United States. In addition, we currently intend to invest up to 30% of our total assets in properties outside of the United States. Our international investments may be in markets in which CBRE Investors has existing operations or previous investment experience, or may be in partnership with other entities that have significant local-market expertise. We expect that our international investments will focus on properties typically located in significant business districts and suburban markets.

As of September 30, 2009, we owned, on a consolidated basis, 57 office, retail, and industrial (primarily warehouse/distribution) properties located in ten states (California, Florida, Georgia, Illinois, Massachusetts, Minnesota, North Carolina, South Carolina, Texas and Virginia) and in the United Kingdom, encompassing approximately 7,805,000 rentable square feet, as well as one undeveloped land parcel in Georgia. In addition, we have ownership interests in three unconsolidated entities that, as of September 30, 2009, owned interests in 21 properties. Excluding those properties owned through our investment in CBRE Strategic Partners Asia, we owned on an unconsolidated basis, eleven industrial, office and retail properties located in seven states (Arizona, Florida, Indiana, North Carolina, Ohio, Tennessee and Texas) encompassing approximately 5,976,000 rentable square feet.

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

The registration statement relating to our follow-on public offering was declared effective by the SEC on January 30, 2009. CNL Securities Corp. is the dealer manager of our offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through September 30, 2009, we received gross offering proceeds of approximately $261,681,461 from the sale of 26,213,844 shares.

We are externally managed by the Investment Advisor and all of our real estate investments are held directly by, or indirectly through wholly owned subsidiaries of CBRE OP. Generally, we contribute the proceeds we receive from the issuance of common shares for cash to CBRE OP and CBRE OP, in turn, issues units of limited partnership to us, which entitle us to receive our share of CBRE OP’s earnings or losses and net cash flow. Provided we have sufficient available cash flow, we intend to pay our shareholders quarterly cash dividends. We are structured in a manner that allows CBRE OP to issue limited partnership interests from time to time in exchange for real estate properties. By structuring our acquisitions in this manner, the contributors of real estate to CBRE OP are generally able to defer gain recognition for U.S. federal income tax purposes. We have elected to be taxed as a REIT, for U.S. federal income tax purposes. As a REIT, the Company generally will not be subject to U.S. federal income tax on that portion of income that is distributed to shareholders if at least 90% of the Company’s REIT taxable income is distributed to our shareholders.

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

Since the second half of 2007, U.S. economic activity has progressively weakened due initially to stresses in the residential housing and financial sectors along with sharply rising energy costs. The slowing economic activity worsened into a recession affecting virtually all segments of the economy during 2008 as both consumer and business spending declined. The economic and capital market stresses during 2008 led to a challenging global financial environment that included illiquid credit markets, pervasive loss of investor confidence and significant devaluation of certain financial assets. These conditions also caused increasingly negative job growth throughout 2008, and a deepening economic contraction in the second half of 2008 and into 2009. The currently-challenging economic environment has resulted in declining demand for office, industrial and retail space, increasing tenant bankruptcies, lower average occupancy rates and effective rents. Although the current environment has not had a material impact on our portfolio, it may in the future impact our net income, funds from operations and cash as well as the value of our real estate.

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

The table below provides information relating to our properties, excluding those owned through our investment in CBRE Strategic Partners Asia, as of September 30, 2009. We purchased all of these properties from unaffiliated third parties. These properties are subject to competition from similar properties within their market areas and their economic performance could be affected by changes in local economic conditions. In evaluating these properties for acquisition, we considered a variety of factors including location, functionality and design, price per square foot, the credit worthiness of tenants, length of lease terms, market fundamentals and the in-place rental rates compared to market rates.

As of September 30, 2009, we owned the following properties:

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost (1) (in thousands)
Domestic Consolidated Properties:
REMEC Corporate Campus 1 San Diego, CA	9/15/2004	1983	Office	100.00%	34	100.00%	$6,833
REMEC Corporate Campus 2 San Diego, CA	9/15/2004	1983	Office	100.00%	30	100.00%	6,125
REMEC Corporate Campus 3 San Diego, CA	9/15/2004	1983	Office	100.00%	37	100.00%	7,523
REMEC Corporate Campus 4 San Diego, CA	9/15/2004	1983	Office	100.00%	31	100.00%	6,186
300 Constitution Drive Boston, MA	11/3/2004	1998	Warehouse/Distribution	100.00%	330	100.00%	19,805
Deerfield Commons(2) Atlanta, GA	6/21/2005	2000	Office	100.00%	122	97.76%	21,834
505 Century(3) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	100	72.40%	6,095
631 International(3) Dallas, TX	1/9/2006	1998	Warehouse/Distribution	100.00%	73	100.00%	5,407
660 North Dorothy(3) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	120	80.63%	6,836
Bolingbrook Point III Chicago, IL	8/29/2007	2006	Warehouse/Distribution	100.00%	185	100.00%	18,170
Cherokee Corporate Park(3)(4) Spartanburg, SC	8/30/2007	2000	Warehouse/Distribution	100.00%	60	100.00%	3,775
Community Cash Complex 1(3)(4) Spartanburg, SC	8/30/2007	1960	Warehouse/Distribution	100.00%	205	32.83%	2,690
Community Cash Complex 2(3)(4) Spartanburg, SC	8/30/2007	1978	Warehouse/Distribution	100.00%	145	35.07%	2,225
Community Cash Complex 3(3)(4) Spartanburg, SC	8/30/2007	1981	Warehouse/Distribution	100.00%	116	100.00%	1,701
Community Cash Complex 4(3)(4) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	33	0.00%	547
Community Cash Complex 5(3)(4) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	53	84.85%	824
Fairforest Building 1(3)(4) Spartanburg, SC	8/30/2007	2000	Manufacturing	100.00%	51	100.00%	2,974
Fairforest Building 2(3)(4) Spartanburg, SC	8/30/2007	1999	Manufacturing	100.00%	104	100.00%	5,379
Fairforest Building 3(3)(4) Spartanburg, SC	8/30/2007	2000	Manufacturing	100.00%	100	100.00%	5,760
Fairforest Building 4(3)(4) Spartanburg, SC	8/30/2007	2001	Manufacturing	100.00%	101	100.00%	5,640
Fairforest Building 5 Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	316	100.00%	16,968
Fairforest Building 6(5) Spartanburg, SC	8/30/2007	2005	Manufacturing	100.00%	101	100.00%	7,469
Fairforest Building 7(3) Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	101	49.28%	5,626
Greenville/Spartanburg Industrial Park(3)(4) Spartanburg, SC	8/30/2007	1990	Manufacturing	100.00%	67	100.00%	3,388
Highway 290 Commerce Park Building 1(3)(4) Spartanburg, SC	8/30/2007	1995	Warehouse/Distribution	100.00%	150	33.33%	5,388
Highway 290 Commerce Park Building 5(3)(4) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	30	100.00%	1,420
Highway 290 Commerce Park Building 7(3)(4) Spartanburg, SC	8/30/2007	1994	Warehouse/Distribution	100.00%	88	0.00%	4,889
HJ Park Building 1 Spartanburg, SC	8/30/2007	2003	Manufacturing	100.00%	70	100.00%	4,216
Jedburg Commerce Park(3) Charleston, SC	8/30/2007	2007	Manufacturing	100.00%	513	100.00%	41,991
Kings Mountain I(5) Charlotte, NC	8/30/2007	1998	Warehouse/Distribution	100.00%	100	0.00%	5,497
Kings Mountain II Charlotte, NC	8/30/2007	2002	Warehouse/Distribution	100.00%	302	100.00%	11,311
Mount Holly Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	100.00%	6,208
North Rhett I Charleston, SC	8/30/2007	1973	Warehouse/Distribution	100.00%	285	100.00%	10,302
North Rhett II Charleston, SC	8/30/2007	2001	Warehouse/Distribution	100.00%	102	99.95%	7,073

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost (1) (in thousands)
North Rhett III(5) Charleston, SC	8/30/2007	2002	Warehouse/Distribution	100.00%	80	100.00%	4,812
North Rhett IV Charleston, SC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	100.00%	17,060
Orangeburg Park Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	100.00%	5,474
Orchard Business Park 2(3)(4) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	18	100.00%	761
Union Cross Building I Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	101	100.00%	6,585
Union Cross Building II Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	100.00%	17,216
Highway 290 Commerce Park Building 2(3)(4) Spartanburg, SC	9/24/2007	1995	Warehouse/Distribution	100.00%	100	100.00%	4,626
Highway 290 Commerce Park Building 6(3)(4) Spartanburg, SC	11/1/2007	1996	Warehouse/Distribution	100.00%	105	0.00%	3,760
Orchard Business Park 1(3)(4) Spartanburg, SC	11/1/2007	1994	Warehouse/Distribution	100.00%	33	100.00%	1,378
Lakeside Office Center Dallas, TX	3/5/2008	2006	Office	100.00%	99	97.88%	17,994
Kings Mountain III(3) Charlotte, NC	3/14/2008	2007	Warehouse/Distribution	100.00%	542	0.00%	25,728
Enclave on the Lake Houston, TX	7/1/2008	1999	Office	100.00%	171	100.00%	37,827
Avion Midrise III Washington, DC	11/18/2008	2002	Office	100.00%	71	100.00%	21,111
Avion Midrise IV Washington, DC	11/18/2008	2002	Office	100.00%	72	100.00%	21,112
13201 Wilfred(3) Minneapolis, MN	6/29/2009	1999	Warehouse/Distribution	100.00%	335	100.00%	15,340
3011, 3055 & 3077 Comcast Place(3) Oakland, CA	7/1/2009	1988	Office	100.00%	220	100.00%	49,000
140 Depot Street(3) Boston, MA	7/31/2009	2009	Warehouse/Distribution	100.00%	238	100.00%	18,950
12650 Ingenuity Drive Orlando, FL	8/5/2009	1999	Office	100.00%	125	100.00%	25,350
Crest Ridge Corporate Center I(3) Minneapolis, MN	8/17/2009	2009	Office	100.00%	116	100.00%	28,419

Total Domestic Consolidated Properties					7,515	82.50%	590,578

International Consolidated Properties:
602 Central Blvd. Coventry, UK	4/27/2007	2001	Office	100.00%	50	100.00%	23,847
Thames Valley Five Reading, UK	3/20/2008	1998	Office	100.00%	40	100.00%	29,572
Albion Mills Retail Park Wakefield, UK	7/11/2008	2000	Retail	100.00%	55	100.00%	22,098
Maskew Retail Park Peterborough, UK	10/23/2008	2007	Retail	100.00%	145	100.00%	53,727

Total International Consolidated Properties					290	100.00%	129,244

Total Consolidated Properties					7,805	83.15%	719,822

Unconsolidated Properties(6):
Buckeye Logistics Center(7) Phoenix, AZ	6/12/2008	2008	Warehouse/Distribution	80.00%	605	100.00%	35,573
Afton Ridge Shopping Center(8) Charlotte, NC	9/18/2008	2007	Retail	90.00%	296	94.24%	44,858
AllPoints at Anson Bldg. 1(7) Indianapolis, IN	9/30/2008	2008	Warehouse/Distribution	80.00%	631	100.00%	27,150
12200 President’s Court(7) Jacksonville, FL	9/30/2008	2008	Warehouse/Distribution	80.00%	772	100.00%	29,995
201 Sunridge Blvd.(7) Dallas, TX	9/30/2008	2008	Warehouse/Distribution	80.00%	823	100.00%	25,690
Aspen Corporate Center 500(7) Nashville, TN	9/30/2008	2008	Office	80.00%	180	100.00%	30,033

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost (1) (in thousands)
125 Enterprise Parkway(7) Columbus, OH	12/10/2008	2008	Warehouse/Distribution	80.00%	1,142	100.00%	38,088
AllPoints Midwest Bldg. 1(7) Indianapolis, IN	12/10/2008	2008	Warehouse/Distribution	80.00%	1,200	100.00%	41,428
Celebration Office Center(7) Orlando, FL	5/13/2009	2009	Office	80.00%	101	100.00%	13,640
22535 Colonial Pkwy(7) Houston, TX	5/13/2009	2009	Office	80.00%	90	100.00%	11,596
Fairfield Distribution Ctr. IX(7) Tampa, FL	5/13/2009	2008	Warehouse/Distribution	80.00%	136	100.00%	7,151

Total Unconsolidated Properties(6)					5,976	99.71%	305,202

Total Properties(6)					13,781	90.33%	$1,025,024

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

Property Type Concentration

Our property type concentrations as of September 30, 2009 are as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties (1)			Consolidated & Unconsolidated Properties (1)
Property Type	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
Warehouse/Distribution	33	5,281	$264,447	7	5,309	$205,075	40	10,590	$469,522
Office	14	1,217	302,733	3	371	55,269	17	1,588	358,002
Retail	2	200	75,825	1	296	44,858	3	496	120,683
Manufacturing	8	1,107	76,817	—	—	—	8	1,107	76,817

Total	57	7,805	$719,822	11	5,976	$305,202	68	13,781	$1,025,024

(1)	Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Geographic Concentration

Our geographic concentrations as of September 30, 2009 are as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties (1)			Consolidated & Unconsolidated Properties (1)
	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
Domestic
South Carolina	29	3,645	$184,324	—	—	$—	29	3,645	$184,324
Texas	5	563	74,159	2	913	37,286	7	1,476	111,445
North Carolina	5	1,360	66,337	1	296	44,858	6	1,656	111,195
Florida	1	125	25,350	3	1,009	50,786	4	1,134	76,136
California	5	352	75,667	—	—	—	5	352	75,667
Indiana	—	—	—	2	1,831	68,578	2	1,831	68,578
Minnesota	2	452	43,759	—	—	—	2	452	43,759
Virginia	2	143	42,223	—	—	—	2	143	42,223
Massachusetts	2	568	38,755	—	—	—	2	568	38,755
Ohio	—	—	—	1	1,142	38,088	1	1,142	38,088
Arizona	—	—	—	1	605	35,573	1	605	35,573
Tennessee	—	—	—	1	180	30,033	1	180	30,033
Georgia	1	122	21,834	—	—	—	1	122	21,834
Illinois	1	185	18,170	—	—	—	1	185	18,170

Total Domestic	53	7,515	590,578	11	5,976	305,202	64	13,491	895,780
International
United Kingdom	4	290	129,244	—	—	—	4	290	129,244

Total	57	7,805	$719,822	11	5,976	$305,202	68	13,781	$1,025,024

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Significant Tenants

The following table details our largest tenants as of September 30, 2009 (in thousands):

			Consolidated Properties		Unconsolidated Properties (1)		Consolidated & Unconsolidated Properties (1)
	Tenant	Primary Industry	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
1	Comcast	Telecommunications	220	$4,462	—	$—	220	$4,462
2	Amazon.com(2)	Internet Retail	—	—	1,235	4,362	1,235	4,362
3	SBM Offshore(3)	Petroleum and Mining	171	4,277	—	—	171	4,278
4	Unilever(4)	Consumer Products	—	—	1,595	3,858	1,595	3,858
5	Prime Distribution Services	Logistics and Distribution	—	—	1,200	2,958	1,200	2,958
6	American LaFrance	Vehicle Related Manufacturing	513	2,892	—	—	513	2,892
7	Kellogg’s	Consumer Product	—	—	1,142	2,817	1,142	2,817
8	B&Q	Home Furnishings/ Home Improvement	104	2,748	—	—	104	2,748
9	Regus Business Centers	Executive Office Suites	86	2,626	—	—	86	2,626
10	Syngenta Seed	Agriculture	117	2,472	—	—	117	2,472
11	REMEC	Defense and Aerospace	133	2,448	—	—	133	2,448
12	US General Services Administration	Government	72	2,135	—	—	72	2,135
13	Verizon Wireless(5)	Telecommunications	—	—	180	2,117	180	2,117
14	Kaplan(6)	Education	125	2,054	—	—	125	2,054
15	Best Buy	Specialty Retail	238	1,657	30	317	268	1,973
16	Lockheed Martin	Defense and Aerospace	72	1,741	—	—	72	1,741
17	Women’s Apparel Group	Internet Retail	330	1,426	—	—	330	1,426
18	Walgreens	Specialty Retail	335	1,351	—	—	335	1,351
19	Disney Vacation Development	Travel and Leisure	—	—	101	1,264	101	1,264
20	Capita Business Services	Business Services	50	1,258	—	—	50	1,258
21	CEVA Logistics	Logistics and Distribution	316	1,239	—	—	316	1,239
22	Echostar Satellite	Telecommunications	316	1,200	—	—	316	1,200
23	Trans Hold	Logistics and Distribution	316	1,174	—	—	316	1,174
24	Det Norske Veritas	Business Services	—	—	90	994	90	994
25	Wickes Building Supplies	Home Furnishings/ Home improvement	40	991	—	—	40	991
	All Other (92 tenants)		2,936	14,973	386	3,292	3,322	18,265

			6,490	$53,124	5,959	$21,979	12,449	$75,103

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

(3)	Our tenant is Atlantic Offshore Ltd., a wholly-owned subsidiary of SBM Offshore.
(4)	Our tenant is CONOPCO, Inc., a wholly-owned subsidiary of Unilever.
(5)	Verizon Wireless is the d/b/a for Cellco Partnership.
(6)	Our tenant is Iowa College Acquisitions Corp., an operating subsidiary of Kaplan Inc. The lease is guaranteed by Kaplan Inc.

Tenant Industries

Our tenants operate across a wide range of industries. The following table details our tenant-industry concentrations as of September 30, 2009 (in thousands):

	Consolidated Properties		Unconsolidated Properties (1)		Consolidated & Unconsolidated Properties (1)
Primary Tenant Industry Category	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
Consumer Products	256	$1,305	2,747	$6,817	3,003	$8,122
Telecommunications	536	5,669	180	2,117	716	7,786
Logistics and Distribution	910	3,375	1,337	3,427	2,247	6,802
Internet Retail	330	1,426	1,235	4,362	1,565	5,788
Home Furnishings/Home Improvement	549	5,078	35	391	584	5,469
Specialty Retail	619	4,156	75	712	694	4,868
Vehicle Related Manufacturing	800	4,291	—	—	800	4,291
Petroleum and Mining	171	4,277	—	—	171	4,277
Defense and Aerospace	204	4,189	—	—	204	4,189
Business Services	425	3,091	90	994	515	4,085
Other Manufacturing	804	2,933	—	—	804	2,933
Executive Office Suites	86	2,626	—	—	86	2,626
Agriculture	116	2,472	—	—	116	2,472
Government	72	2,135	—	—	72	2,135
Education	125	2,054	—		125	2.054
Financial Services	185	1,627	—	—	185	1,627
Travel and Leisure	—	—	101	1,264	101	1,264
Food Service and Retail	108	796	14	278	122	1,074
Pharmaceutical and Health Care Related	123	834	—	—	123	834
Apparel Retail	—	—	91	818	91	818
Other Retail	22	123	48	676	70	799
Professional Services	49	667	6	123	55	790

Totals	6,490	$53,124	5,959	$21,979	12,449	$75,103

(1)

Net Rentable Square Feet for Unconsolidated Properties is at 100%. Annualized Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Tenant Lease Expirations

The following table sets forth a schedule of expiring leases for our consolidated and unconsolidated properties as of September 30, 2009 (in thousands):

	Consolidated Properties		Unconsolidated Properties (1)		Consolidated & Unconsolidated Properties (1)
	Expiring Net Rentable Square Feet	Expiring Base Rent	Expiring Net Rentable Square Feet	Expiring Base Rent	Expiring Net Rentable Square Feet	Expiring Base Rent
2009 (Three months ending December 31, 2009)	389	$1,474	—	$—	389	$1,474
2010	662	4,976	—	—	662	4,976
2011	226	1,123	—	—	226	1,123
2012	539	9,592	20	324	559	9,916
2013	1,294	8,266	20	414	1,314	8,680
2014	102	521	16	287	118	808
2015	654	2,932	—	—	654	2,932
2016	299	1,709	131	1,839	430	3,548
2017	200	3,492	116	1,169	316	4,661
2018	336	1,583	3,088	12,834	3,424	14,417
2019	760	6,139	2,432	7,376	3,192	13,515
Thereafter	1,029	16,848	136	853	1,165	17,701

Total	6,490	$58,655	5,959	$25,096	12,449	$83,751

Weighted Average Expiration (years)		7.74		9.38		8.23

(1)

Expiring Net Rentable Square Feet for Unconsolidated Properties is at 100%. Expiring Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership and does not include our investment in CBRE Strategic Partners Asia.

Property Portfolio Size

Our portfolio size at the end of each quarter since commencement of our initial public offering through September 30, 2009 is as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties (1)			Consolidated & Unconsolidated Properties (1)
Cumulative Property Portfolio as of:	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
9/30/2006	9	878	$86,644	—	—	$—	9	878	$86,644
12/31/2006	9	878	86,644	—	—	—	9	878	86,644
3/31/2007	9	878	86,644	—	—	—	9	878	86,644
6/30/2007	10	928	110,491	—	—	—	10	928	110,491
9/30/2007	42	5,439	348,456	—	—	—	42	5,439	348,456
12/31/2007	44	5,576	353,594	—	—	—	44	5,576	353,594
3/31/2008	47	6,257	426,856	—	—	—	47	6,257	426,856
6/30/2008	47	6,257	426,856	1	605	35,636	48	6,862	462,492
9/30/2008	49	6,483	486,777	6	3,307	193,773	55	9,790	680,550
12/31/2008	52	6,771	582,682	8	5,649	273,205	60	12,420	855,887
3/31/2009	52	6,771	582,717	8	5,649	273,130	60	12,420	855,847
6/30/2009	53	7,106	598,103	11	5,976	305,308	64	13,082	903,411
9/30/2009	57	7,805	719,822	11	5,976	305,202	68	13,781	1,025,024

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

Impairment of Long-Lived Assets

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Management believes no impairment in the net carrying values of the consolidated investments in real estate has occurred as of September 30, 2009. We have recognized an impairment for our unconsolidated investment in CBRE Strategic Partners Asia in the amount of approximately $3,569,000 as of September 30, 2009.

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

We have adopted accounting provisions which establish a single accounting model for the impairment or disposal of long-lived assets including discontinued operations and requires that the operations related to properties that have been sold or that we intend to sell be presented as discontinued operations in the statement of operations for all periods presented, and properties we intend to sell be designated as “held for sale” on our balance sheet.

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

We amortize the value of in-place leases to expense over the remaining term of the respective leases, which we primarily expect to range from 5 to fifteen years. The value of customer relationship intangibles is amortized to expense over the remaining term and any renewal periods in the respective leases, but in no event may the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.

These assessments have a direct impact on net income and revenues. If we assign more fair value to the in-place leases versus buildings and tenant improvements, assigned costs would generally be depreciated over a shorter period, resulting in more depreciation expenses and lower net income on an annual basis. Likewise, if we estimate that more of our leases in-place at acquisition are on terms believed to be above the current market rates for similar properties, the calculated present value of the amount above-market would be amortized monthly as a direct reduction to rental revenues and ultimately reduce the amount of net income.

Discontinued Operations and Real Estate Held for Sale

In a period in which a property has been disposed of or is classified as held for sale, the statements of operations for current and prior periods report the results of operations of the property as discontinued operations.

At such time as a property is deemed held for sale, such property is carried at the lower of: (1) its carrying amount or (2) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We classify operating properties as property held for sale in the period in which all of the following criteria are met:

•	management, having the authority to approve the action, commits to a plan to sell the asset;

•	the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;

•	an active program to locate a buyer and other actions required to complete the plan to sell the asset has been initiated;

•	the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year;

•	the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

•	given the actions required to complete the plan to sell the asset, it is unlikely that significant changes to the plan would be made or that the plan would be withdrawn.

As of September 30, 2009 and December 31, 2008, we did not have any properties held for sale.

Accounting Standards Updates

In June 2009, the FASB issued the Codification. SFAS No. 168 made the Codification the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into approximately 90 accounting topics within a consistent structure and not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the basis for conclusions on the change(s) in the Codification. In the description of Accounting Standards Updates that follows, references in “italics” relate to Codification Topics and Sub-Topics, and their descriptive titles, as appropriate.

Accounting for Derivative Financial Investments and Hedging Activities

All of our derivative instruments are carried at fair value on the balance sheet. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. We periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within shareholders’ equity. Calculation of a fair value of derivative instruments also requires management to use estimates. Amounts will be reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. The changes in fair value hedges are accounted for by recording the fair value of the derivative instruments on the balance sheet as either assets or liabilities, with the corresponding amount recorded in current period earnings. We have certain interest rate swap derivatives that are designated as qualifying cash flow hedges and follow the accounting treatment discussed above. We also have certain interest rate swap derivatives that do not qualify for hedge accounting, and accordingly, changes in fair values are recognized in current earnings.

We disclose the fair values of derivative instruments and their gains and losses in a tabular format. We also provide more information about our liquidity by disclosing derivative features that are credit risk-related. Finally, we cross-reference within footnotes to enable financial statement users to locate important information about derivative instruments.

Investments in Unconsolidated Entities

Our determination of the appropriate accounting method with respect to our investment in CBRE Strategic Partners Asia, which is considered a VIE, is based on CBRE Strategic Partners Asia’s shortfall in the sufficiency of equity investment at risk which is characterized by its use of a subscription line of credit backed by investor capital commitments to fund its operations. We account for this VIE, of which we are not the primary beneficiary, under the equity method of accounting.

We determine if an entity is a VIE based on several factors, including whether the entity’s total equity investment at risk upon inception is sufficient to finance the entity’s activities without additional subordinated financial support. We make judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, then a quantitative analysis, if necessary. In a quantitative analysis, we incorporate various estimates, including estimated future cash flows, asset hold periods and discount rates, as well as estimates of the probabilities of various scenarios occurring. If the entity is a VIE, we then determine whether we consolidate the entity as the primary beneficiary. We determine whether an entity is a VIE and, if so, whether it should be consolidated by utilizing judgments and estimates that are inherently subjective. If we made different judgments or utilized different estimates in these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity.

With respect to our majority limited membership interest in the Duke joint venture and Afton Ridge, we considered FASB ASC 810-10-15 in determining that we did not have control over the financial and operating decisions of such entity due to the existence of substantive participating rights held by the minority limited member who is also the managing member of the Duke joint venture.

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

Fair Value of Financial Instruments

We elected to apply the fair value option for one of our eligible mortgage notes payable that was newly issued debt during the quarter ended December 31, 2008. The measurement of the elected mortgage note payable at its fair value and its impact on the statement of operations is described in Notes 15 and 16.

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

We adopted the fair value measurement criteria described herein to our non-financial assets and non-financial liabilities on January 1, 2009. The adoption of the fair value measurement criteria to our non-financial assets and liabilities will not have a material impact to its consolidated financial statements. Assets and liabilities typically recorded at fair value on a non-recurring basis include:

•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination;

•	Long-lived assets measured at fair value due to an impairment assessment and

•	Asset retirement obligations initially measured under FASB ASC 410.

Pronouncement Affecting the Presentation of Non-controlling (Minority) Interests in the Operating Partnership

Effective January 1, 2009, we adopted FASB ASC 810. The new accounting provisions require that amounts formerly reported as minority interests in our consolidated financial statements be reported as non-controlling interests. In connection with the issuance of this adoption, certain revisions were also made to FASB ASC 480-10-S99-3A. These revisions clarify that non-controlling interests with redemption provisions outside of the control of the issuer and non-controlling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer are subject to evaluation to determine the appropriate balance sheet classification and measurement of such instruments.

With respect to the operating partnership units, the non-controlling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer be further evaluated under FASB ASC 815-40 to determine whether permanent equity or temporary equity classification on the balance sheet is appropriate. Since the operating partnership units contain such a provision, the Company evaluated this guidance and determined that the operating partnership units do not meet requirements to qualify for equity presentation. As a result, the operating partnership units are presented in the temporary equity section of the consolidated balance sheets and reported at the higher of their proportionate share of the net assets of CBRE OP or fair value, with period to period changes in value reported as an adjustment to shareholder’s equity. Under the terms of the Second Amended Partnership Agreement the fair value of the operating partnership units is determined as an amount equal to the redemption value as defined in the Second Amended Partnership Agreement. This balance sheet measurement represents a change to previously reported balance sheet amounts for the operating partnership units since under previous accounting guidance the operating partnership units were reported based on periodic adjustments for their proportionate share of earnings allocations from CBRE OP.

In accordance with the guidance, the presentation and measurement requirements of the new accounting provisions were presented retrospectively on our consolidated balance sheets. The effect of the adoptions is an increase in non-controlling interest of $1,139,000 and a decrease in total shareholder’s equity by the same amount on our consolidated balance sheet for the periods presented below. The $1,139,000 represents the adjustment required to record the operating partnership units at fair value for the periods. The adoption of the new accounting provisions the related revisions to existing accounting provisions had no impact on our consolidated results of operations or cash flows.

	December 31, 2008
	As Previously Reported	Adjustments	As Adjusted
Balance Sheet (in thousands):
Non-Controlling Interest	$1,325	$1,139	$2,464
Common Stock	$645	$—	$645
Additional Paid-In-Capital	561,331	(1,221)	560,110
Accumulated Deficit	(54,221)	—	(54,221)
Accumulated Other Comprehensive Loss	(19,409)	82	(19,327)

Total Shareholders’ Equity	$488,346	$(1,139)	$487,207

Pronouncement Affecting Operating Property Acquisitions

Effective January 1, 2009, we adopted the provisions of FASB ASC 805 which requires an acquiring entity to recognize acquired assets and assumed liabilities in a transaction at fair value as of the acquisition date and changes the accounting treatment for certain items, including acquisition costs, which is required to be expensed as incurred. FASB ASC 805 is required to be applied on a prospective basis.

The adoption of the provisions of FASB ASC 805 will have an impact on the cost allocation of future acquisitions and requires us to expense acquisition costs for future property acquisitions. The adoption of the provisions of the new accounting standard FASB ASC 805 had an effect on our consolidated financial statements, results of operations and cash flows for the nine months ended September 30, 2009. We expensed $2,536,000 and $3,534,000 of acquisition costs during the three and nine months ended September 30, 2009.

New Accounting Pronouncements

In June 2009, an update was made to the accounting provision FASB ASC 810-10-15. Among other things, the update replaces the calculation for determining which entities, if any, have a controlling financial interest in a VIE from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs. This update will be effective for the Company beginning January 1, 2010. Management is currently evaluating the effect that adoption of this update will have, if any, on the Company’s consolidated financial position and results of operations when it becomes effective in 2010.

Other Accounting Standards Updates not effective until after September 30, 2009, are not expected to have a significant effect on the our consolidated financial position or results of operations.

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

Subject to certain limitations, we are obligated to reimburse the Investment Advisor for the organizational and offering costs incurred on our behalf. This treatment is consistent with the requirement that we include all of the costs associated with our operations and formation in our financial statements. These costs will then be analyzed and segregated between those which are organizational in nature, those which are offering-related salaries and other general and administrative expenses of the Investment Advisor and its affiliates, and those which qualify as offering expenses. Organizational costs are expensed as incurred in accordance with “Reporting on the Costs of Start-Up Activities.” Offering-related salaries and other general and administrative costs of the Investment Advisor and its affiliates will be expensed as incurred and third-party offering expenses will be taken as a reduction against the net proceeds of the offering within additional paid-in capital. Offering costs incurred through September 30, 2009 totaling $79,882,000 are recorded as a reduction of additional paid-in-capital in the consolidated statements of shareholders’ equity. Of the total amount, $69,532,000 was incurred to CNL Securities Corp., as Dealer Manager; $3,969,000 was incurred to CB Richard Ellis, an affiliate of the Investment Advisor, $292,000 was incurred to our Investment Advisor for reimbursable marketing costs and $6,089,000 was incurred to other service providers. As of September 30, 2009 and December 31, 2008, the accrued offering costs payable to related parties included in our consolidated balance sheets were $1,873,000 and $4,390,000, respectively. Offering costs payable to unrelated parties of $93,000 and $132,000 at September 30, 2009 and December 31, 2008, respectively, were included in accounts payable and accrued expenses.

The Investment Advisor earned investment management fees of $2,098,000 and $1,016,000 for the three months ended September 30, 2009 and 2008, respectively, and $5,584,000 and $2,495,000 for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009 and December 31, 2008, the investment management fee payable included in investment management fees payable to related party in our consolidated balance sheets were $718,000 and $625,000, respectively. In connection with services provided to the Investment Advisor, the Sub-Advisor and an affiliate of the Dealer Manager pursuant to a sub-advisory agreement dated August 21, 2006, was paid by the Investment Advisor $290,000 and $140,000 for the three months ended September 30, 2009 and 2008, respectively, and $771,000 and $344,000 for the nine months ended September 30, 2009 and 2008, respectively.

The Investment Advisor earned acquisition fees of $1,826,000 and $2,143,000 for the three months ended September 30, 2009 and 2008, respectively, and $2,549,000 and $3,207,000 for the nine months ended 2009 and 2008, respectively. In connection with services provided to the Investment Advisor, the Sub-Advisor, pursuant to a sub-advisory agreement, was paid by the Investment Advisor acquisition fees of $341,000 and $401,000 for the three months ended September 30, 2009 and 2008, respectively, and $476,000 and $600,000 for the nine months ended 2009 and 2008, respectively. Acquisition related expenses totaling $183,000 and $0 for the three months ended September 30, 2009 and 2008, respectively, and $255,000 and $0 were earned by the Investment Advisor during the nine months ended September 30, 2009 and 2008, respectively. Prior to the adoption of FASB ASC 805 on January 1, 2009, these fees and expenses were capitalized to investments in real estate and related intangibles.

Rental Operations

During the fourth quarter of 2008, management reevaluated the structure of its business and devised a new reportable segment structure. Our reportable segments consist of three types of commercial real estate properties for which our management internally evaluates operating performance and financial results: the Domestic

Industrial Properties, Domestic Office Properties and International Office/Retail Properties. All periods presented have been revised to report our segment results under our new reportable segment structure. We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, management fees and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our company-level general and administrative expenses. The following tables compare the net operating income for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Month Ended September 30,
	2009	2008	2009	2008
Domestic Industrial Properties
Revenues:
Rental	$5,291	$4,996	$14,280	$15,778
Tenant Reimbursements	1,378	910	3,481	2,669

Total Revenues	6,669	5,906	17,761	18,447

Property and Related Expenses:
Operating and Maintenance	301	321	971	872
General and Administrative	54	(47)	193	130
Property Management Fee to Related Party	92	86	272	286
Property Taxes	1,215	798	3,361	2,329

Total Expenses	1,662	1,158	4,797	3,617

Net Operating Income	$5,007	$4,748	$12,964	$14,830

Domestic Office Properties
Revenues:
Rental	$5,726	$2,507	$13,211	$5,129
Tenant Reimbursements	857	623	2,558	1,506

Total Revenues	6,583	3,130	15,769	6,635

Property and Related Expenses:
Operating and Maintenance	894	694	2,422	1,260
General and Administrative	44	23	145	44
Property Management Fee to Related Party	41	33	105	48
Property Taxes	878	420	2,096	805

Total Expenses	1,857	1,170	4,768	2,157

Net Operating Income	$4,726	$1,960	$11,001	$4,478

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
International Office/Retail Properties
Revenues:
Rental	$2,261	$1,264	$5,976	$2,724
Tenant Reimbursements	38	15	218	75

Total Revenues	2,299	1,279	6,194	2,799

Property and Related Expenses:
Operating and Maintenance	51	15	225	75
General and Administrative	27	(3)	94	47
Property Management Fee to Related Party	72	6	82	13

Total Expenses	150	18	401	135

Net Operating Income	$2,149	$1,261	$5,793	$2,664

Reconciliation to Consolidated Net Loss
Total Segment Net Operating Income	$11,882	$7,969	$29,758	$21,972
Interest Expense	2,775	2,670	8,220	7,402
General and Administrative	857	707	2,478	1,878
Investment Management Fee to Related Party	2,098	1,016	5,584	2,495
Acquisition Expenses	2,536	—	3,534	—
Depreciation and Amortization	6,501	4,417	18,371	11,457

	(2,885)	(841)	(8,429)	(1,260)

Interest and Other Income	77	467	338	1,797
Net Settlement Payments on Interest Rate Swaps	(203)	—	(436)	—
(Loss) Gain on Interest Rate Swaps and Cap	(338)	(58)	19	(77)
Loss on Note Payable at Fair Value	(109)	—	(802)	—
Loss on transfer of held for sale real estate to continuing operations	—	(3,451)	—	(3,451)

Loss Before (Provision) Benefit for Taxes and Equity in Income (Loss) of Unconsolidated Entities	(3,458)	(3,883)	(9,310)	(2,991)

(Provision) Benefit for Income Taxes	(44)	557	(131)	41
Equity in Income (Loss) of Unconsolidated Entities	74	379	(1,775)	103

Net Loss	(3,428)	(2,947)	(11,216)	(2,847)

Net Loss Attributable to Non-Controlling Operating Partnership Units	16	14	36	12

Net Loss Attributable to CB Richard Ellis Realty Trust Shareholders	$(3,412)	$(2,933)	$(11,180)	$(2,835)

(1)

Total Segment Net Operating Income is a Non-GAAP financial measure which may be useful as a supplemental measure for evaluating the relationship of each reporting segment to the combined total. This measure should not be viewed as an alternative measure of operating performance to our U.S. GAAP presentations provided. Segment “Net Operating Income” is defined as operating revenues (rental income, tenant reimbursements and other property income) less property and related expenses (property expenses, including real estate taxes) before depreciation and amortization expense. The Net Operating Income segment information presented consists of the same Net Operating Income segment information disclosed in Note 9 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Consolidated Results of Operations

Comparison of Three Months Ended September 30, 2009 to Three Months Ended September 30, 2008

Revenues

Rental

Rental revenue increased $4,511,000, or 51%, to $13,278,000 during the three months ended September 30, 2009 compared to $8,767,000 for the three months ended September 30, 2008. The increase was due to the acquisition of Maskew Retail Park, Avion Midrise III & IV, 13201 Wilfred Lane, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, 12650 Ingenuity Drive and Crest Ridge Corporate Center I subsequent to September 30, 2008 offset by lower rental revenue for 602 Central Blvd., Thames Valley, Jedburg Commerce Park and the write-off of unamortized above-market rent for the bankrupt tenant, Aleris, at Kings Mountain I.

Tenant Reimbursements

Tenant reimbursements increased $725,000, or 47%, to $2,273,000 for the three months ended September 30, 2009 compared to $1,548,000 for the three months ended September 30, 2008, due to the acquisition of Maskew Retail Park, Avion Midrise III & IV, 13201 Wilfred Lane, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, 12650 Ingenuity Drive and Crest Ridge Corporate Center I subsequent to September 30, 2008 and increased reimbursements at Lakeside Office Center and the Carolina portfolio.

Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $216,000, or 21%, to $1,246,000 for the three months ended September 30, 2009 compared to $1,030,000 for the three months ended September 30, 2008. The increase was due to the acquisition of Maskew Retail Park, Avion Midrise III & IV, 13201 Wilfred Lane, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, 12650 Ingenuity Drive and Crest Ridge Corporate Center I subsequent to September 30, 2008.

Property Taxes

Property tax expense increased $875,000, or 72%, to $2,093,000 for the three months ended September 30, 2009 compared to $1,218,000 for the three months ended September 30, 2008. The increase was due to the acquisition of Maskew Retail Park, Avion Midrise III & IV, 13201 Wilfred Lane, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, 12650 Ingenuity Drive and Crest Ridge Corporate Center I subsequent to September 30, 2008 and increased taxes resulting from the reassessment of properties located in North Carolina and South Carolina.

Interest

Interest expense increased $105,000, or 4%, to $2,775,000 for the three months ended September 30, 2009 compared to $2,670,000 for the three months ended September 30, 2008 as a result of interest expense associated with Lakeside Office Center, Avion Midrise III & IV, Thames Valley Five, Albion Mills Retail Park, Maskew Retail Park, and 12650 Ingenuity Drive offset by lower interest expense on the line of credit borrowing.

General and Administrative

General and administrative expense increased $302,000, or 44%, to $982,000 for the three months ended September 30, 2009 compared to $680,000 for the three months ended September 30, 2008. Of the total increase, $9,000 was due to an increase in general audit fees and Sarbanes-Oxley assistance fees; $61,000 was due to an increase in general corporate legal expense; $230,000 was due to an increase in professional fees; $28,000 was due to an increase in shareholder servicing fees and reports production costs and $9,000 was due to an increase in directors’ and officers’ insurance offset by a $35,000 decrease in organizational costs for the three months ended September 30, 2009 as compared to September 30, 2008.

Property Management Fee and Investment Management Fee to Related Party

Property management fees and investment management fees to related party increased $1,162,000, or 102%, to $2,303,000 for three months ended September 30, 2009 compared to $1,141,000 for the three months ended September 30, 2008 resulting from an increase in assets under management. The increase was due to investment management fees to related party earned relative to the management of consolidated and unconsolidated properties, excluding CBRE Strategic Partners Asia, acquired on or subsequent to September 30, 2008.

Acquisition Expenses

During the three months ended September 30, 2009, we incurred acquisition expenses was totaling $2,536,000. Prior to January 1, 2009 acquisition expenses were capitalized.

Depreciation and Amortization

Depreciation and amortization expenses increased $2,084,000, or 47%, to $6,501,000 for the three months ended September 30, 2009 as compared to $4,417,000 for the three months ended September 30, 2008. The net increase was related to the acquisitions of Avion Midrise III & IV, Thames Valley Five, Albion Mills Retail Park, Maskew Retail Park, 13201 Wilfred Lane, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, 12650 Ingenuity Drive and Crest Ridge Corporate Center I and the expensing of unamortized tangible and intangibles costs for the bankrupt tenant, Aleris, at Kings Mountain I.

Interest and Other Income

Interest and other income decreased $390,000, or 84%, to $77,000 for the three months ended September 30, 2009 compared to $467,000 for the three months ended September 30, 2008. The decrease was due to significantly lower money market interest rates.

Gain (Loss) on Interest Rate Swaps and Cap

Loss on interest rate swaps and cap increased $280,000 or 480% to $338,000 for the three months ended September 30, 2009 compared to $58,000 for the three months ended September 30, 2008. The increase was due to the negative quarterly interest rate swap valuation adjustment for Thames Valley Five and Albion Mills Retail Park.

Loss on Notes Payable on Fair Value

During the three months ended September 30, 2009, our valuation loss on the Albion Mills Retail Park note payable at fair market value loss was $109,000. There was no comparable activity in 2008.

Provision for Income Taxes

Provisions for income taxes decreased $601,000 or 108% to ($44,000) for the three months ended September 30, 2009 compared to $557,000 for the three months ended September 30, 2008 resulting primarily from the transfer of the Carolina TRS discontinued operations portfolio to continuing operations as of September 30, 2009.

Equity in Income (Loss) of Unconsolidated Entities

Equity in income (loss) of unconsolidated entities decreased $305,000, or 81%, to $74,000 for the three months ended September 30, 2009 compared to $379,000 for the three months ended September 30, 2008. The decrease was primarily due to operational losses and an impairment loss of $214,000 in our CBRE Strategic Partners Asia unconsolidated entity and offset by the positive operational activities of the Duke joint venture and Afton Ridge where a majority of the properties were acquired in September 2008.

Non-Controlling Interest

Non-controlling interest increased $2,000, or 14%, to $16,000 for the three months ended September 30, 2009 compared to $14,000 for the three months ended September 30, 2008. The increase was due to an increase in the non-controlling interest share of net loss.

Comparison of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008

Revenues

Rental

Rental revenue increased $9,836,000, or 42%, to $33,467,000 during the nine months ended September 30, 2009 compared to $23,631,000 for the nine months ended September 30, 2008. The increase was due to the ownership of Lakeside Office Center and Thames Valley Five for three quarters in 2009 (both properties acquired in March, 2008) and the acquisition of Enclave on the Lake, Albion Mills, Maskew Retail Park and Avion Midrise III & IV, 13201 Wilfred Lane, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, 12650 Ingenuity Drive and Crest Ridge Corporate Center I subsequent to September 30, 2008 offset by lower rental revenue at 602 Central Blvd., Jedburg Commerce Park and write off of billed rent, deferred rent and unamortized above-market rent for the bankrupt tenant, Aleris, at Kings Mountain I.

Tenant Reimbursements

Tenant reimbursements increased $2,008,000, or 47%, to $6,258,000 for the nine months ended September 30, 2009 compared to $4,250,000 for the nine months ended September 30, 2008, due to the acquisition of Avion Midrise III & IV, 13201 Wilfred Lane, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, 12650 Ingenuity Drive and Crest Ridge Corporate Center I subsequent to September 30, 2008, ownership of Lakeside Office Center for three full quarters and increased reimbursements from the Carolina properties.

Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $1,411,000, or 64%, to $3,618,000 for the nine months ended September 30, 2009 compared to $2,207,000 for the nine months ended September 30, 2008. The increase was due to the acquisition of Avion Midrise III & IV, 13201 Wilfred Lane, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, 12650 Ingenuity Drive and Crest Ridge Corporate Center I subsequent to September 30, 2008.

Property Taxes

Property tax expense increased $2,323,000, or 74%, to $5,457,000 for the nine months ended September 30, 2009 compared to $3,134,000 for the nine months ended September 30, 2008. The increase was due to increased taxes resulting from the reassessment of properties located in North Carolina and South Carolina and the acquisition of Enclave on the Lake and Avion Midrise III & IV, 13201 Wilfred Lane, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, 12650 Ingenuity Drive and Crest Ridge Corporate Center I subsequent to September 30, 2008.

Interest

Interest expense increased $818,000, or 11%, to $8,220,000 for the nine months ended September 30, 2009 compared to $7,402,000 for the nine months ended September 30, 2008 as a result of interest expense associated with Lakeside Office Center, Enclave on the Lake, Albion Mills Retail Park, Thames Valley Five, Avion Midrise III & IV, Maskew Retail Park and 12650 Ingenuity Drive offset by lower interest expense on the line of credit borrowing.

General and Administrative

General and administrative expense increased $812,000, or 39%, to $2,910,000 for the nine months ended September 30, 2009 compared to $2,098,000 for the nine months ended September 30, 2008. Of the total increase, $612,000 was due to the increase in professional fees; $78,000 was due to the increase in general audit fees and Sarbanes-Oxley assistance fees; $39,000 was due to the increase in general corporate legal expense; $198,000 was due to an increase in shareholder servicing fees and reports production costs; $21,000 was due to the increase in directors’ and officers’ insurance and $136,000 was due to a decrease in organizational costs for the nine months ended September 30, 2009 as compared to September 30, 2008.

Property Management Fee and Investment Management Fee to Related Party

Property management fee and investment management fee to related party increased $3,200,000, or 113%, to $6,043,000 for nine months ended September 30, 2009 compared to $2,843,000 for the nine months ended September 30, 2008 resulting from an increase in assets under management. The increase was due to investment management fees to related party earned relative to the management of Lakeside Office Center and Enclave on the Lake for a full nine months, and for consolidated and unconsolidated properties, excluding CBRE Strategic Partners Asia, acquired on or subsequent to September 30, 2008.

Acquisition Expenses

During the nine months ended September 30, 2009, we incurred acquisition expenses totaling $3,535,000. Prior to January 1, 2009, acquisition expenses were capitalized.

Depreciation and Amortization

Depreciation and amortization expense increased $6,915,000, or 60%, to $18,372,000 for the nine months ended September 30, 2009 as compared to $11,457,000 for the nine months ended September 30, 2008. The net increase was related to the acquisitions of Lakeside Office Center, Enclave on the Lake, Avion Midrise III & IV, Thames Valley Five, Albion Mills Retail Park, Maskew Retail Park, 13201 Wilfred Lane, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, 12650 Ingenuity Drive, Crest Ridge Corporate Center I and the expensing of the unamortized tangible and intangible costs for the bankrupt tenant, Aleris, at Kings Mountain I.

Interest and Other Income

Interest and other income decreased $1,458,000, or 81%, to $339,000 for the nine months ended September 30, 2009 compared to $1,797,000 for the nine months ended September 30, 2008. The decrease was due to significantly lower money market interest rates.

Gain (Loss) on Interest Rate Swaps and Cap

Gains (Loss) on interest rate swaps and cap increased $97,000 to $19,000 for the nine months ended September 30, 2009 compared to ($77,000) for the nine months ended September 30, 2008. The increase was due to the net positive valuation adjustment on interest rate swaps for Thames Valley Five and Albion Mills Retail Park for 2009.

Loss on Note Payable on Fair Value

During the nine months ended September 30, 2009, our valuation loss on the Albion Mills Retail Park note payable at fair market value was $802,000. There was no comparable activity in 2008.

Provision for Income Taxes

Provision for income taxes decreased $172,000, or 420%, to ($131,000) for the nine months ended September 30, 2009 compared to a $41,000 benefit for the nine months ended September 30, 2008 resulting primarily from the transfer of the Carolina TRS discontinued operations portfolio to continuing operations as of September 30, 2008.

Equity in Income (Loss) of Unconsolidated Entities

Equity in income (loss) of unconsolidated entities decreased $1,878,000, or 1,824%, to $(1,775,000) for the nine months ended September 30, 2009 compared to $103,000 for the nine months ended September 30, 2008. The increase in loss was primarily due to an impairment of $2,505,000 in our CBRE Strategic Partners Asia unconsolidated entity offset by income producing operational results for the Duke joint venture and Afton Ridge, where a majority of the properties were acquired on or subsequent to September 30, 2008.

Non-Controlling Interest

Non-controlling interest increased $24,000 to $36,000 for the nine months ended September 30, 2009 compared to $12,000 for the nine months ended September 30, 2008. The increase was due to an increase in the non-controlling interest share of net loss.

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

Historical Cash Flows

Our net cash provided by operating activities increased by $8,542,000 to $21,997,000 for the nine months ended September 30, 2009, compared to $13,455,000 for the nine months ended September 30, 2008. The increase was due to operating distributions from the Duke joint venture and Afton Ridge and increased billing collections from both consolidated and unconsolidated properties; offset by lower interest income, the payment of annual property taxes for North Carolina, South Carolina and Texas properties and the expensing of acquisition costs during the nine months ended September 30, 2009.

Net cash used in investing activities decreased by $66,960,000 to $166,937,000 during the nine months ended September 30, 2009 as compared to $233,897,000 for the nine months ended September 30, 2008. The decrease was due to reduced acquisitions of real estate properties and investments in unconsolidated entities during the nine months ended September 30, 2009 when compared to the same period in 2008. In addition, we received the return of capital of $325,000 from our unconsolidated entity.

Net cash provided by financing activities increased by $53,898,000 to $231,140,000 for the nine months ended September 30, 2009, compared to net cash provided by financing activities of $177,242,000 for the nine months ended September 30, 2008. The increase was due to the pay down of loan payable of $45,000,000 during the nine months ended September 30, 2008, an increase in proceeds from the public offering of $34,863,000 and a decrease in deferred financing costs of $380,000 offset by an increase in offering costs of $11,277,000, an increase in shareholder redemptions of $9,724,000, an increase in distributions to shareholders and non-controlling interest holders of $3,091,000, a decrease in debt financing of $1,207,000, an increase in principal payments on notes payable of $668,000 and a decrease in security deposits of $378,000.

Non-GAAP Supplemental Financial Measure: Funds from Operations

Historical cost accounting for real estate assets in accordance with U.S. GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors consider presentations of operating results for REITs that use historical cost accounting to be insufficient by themselves. Consequently, the National Association of Real Estate Investment Trusts (“NAREIT”), created Funds from Operations (“FFO”), as a supplemental measure of REIT operating performance.

FFO is a non-GAAP measure that is commonly used in the real estate industry. The most directly comparable U.S. GAAP measure to FFO is net income. FFO, as we define it, is presented as a supplemental financial measure. Management believes that FFO is a useful supplemental measure of REIT performance. FFO does not present, nor do we intend for it to present, a complete picture of our financial condition and/or operating performance. We believe that net income, as computed under U.S. GAAP, appropriately remains the primary measure of our performance and that FFO, when considered in conjunction with net income, improves the investing public’s understanding of the operating results of REITs and makes comparisons of REIT operating results more meaningful.

We compute FFO in accordance with standards established by NAREIT. Modifications to the NAREIT calculation of FFO are common among REITs, as companies seek to provide financial measures that meaningfully reflect their business and provide greater transparency to the investing public as to how our management team considers our results of operations. As a result, our FFO may not be comparable to FFO as reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we do. The revised NAREIT White Paper on FFO defines FFO as net income or loss computed in accordance with U.S. GAAP, excluding extraordinary items, as defined by U.S. GAAP, and gains and losses from sales of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures.

Management believes that NAREIT’s definition of FFO reflects the fact that real estate, as an asset class, generally appreciates over time, and that depreciation charges required by U.S. GAAP do not always reflect the underlying economic realities. Likewise, the exclusion from NAREIT’s definition of FFO of gains and losses from the sales of previously depreciated operating real estate assets, allows investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT’s activity and assists in comparing those operating results between periods. Thus, FFO provides a performance measure that, when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates and operating costs. Management also believes that FFO provides useful information to the investment community about our financial performance when compared to other REITs, since FFO is generally recognized as the industry standard for reporting the operations of REITs.

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

Neither FFO, nor FFO as adjusted, represents cash generated from operating activities in accordance with GAAP and should not be considered as alternatives to (i) net income (determined in accordance with U.S. GAAP), as indications of our financial performance, or (ii) to cash flow from operating activities (determined in accordance with U.S. GAAP) as measures of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to make cash distributions. We believe that to further understand our performance, each of FFO and FFO, as adjusted, should be compared with our reported net income and considered in addition to cash flows in accordance with U.S. GAAP, as presented in our Consolidated Financial Statements.

The following table presents our FFO for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Reconciliation of net (loss) income to funds from operations:
Net (Loss) Income Attributable to CB Richard Ellis Realty Trust Shareholders	$(3,394)	$(2,933)	$(11,161)	$(2,835
Adjustments:
Non-controlling interest	(16)	(14)	(37)	(12
Net effect of FFO adjustment from unconsolidated entities(1)	3,891	480	10,668	704
Real estate depreciation and amortization	6,501	4,417	18,371	11,457
Loss from transfer of held for sale real estate to continuing operations	—	3,451	—	3,451

FFO	$6,982	$5,401	$17,841	$12,765
Other Adjustments:
Acquisition expenses	$2,536	$—	$3,534	$—
Impairment loss in unconsolidated entity	214	—	2,505	—

FFO, as adjusted	$9,732	$5,401	$23,880	$12,765

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

Financing

Notes Payable

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. Assumption fees and other loan closing costs totaling $765,500 were capitalized as incurred. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. Principal payments totaling $2,669,000 were made during the nine months ended September 30, 2009. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

On May 30, 2008, we entered into a £7,500,000 ($11,987,000 at September 30, 2009) financing arrangement with the Royal Bank of Scotland plc secured by the Thames Valley Five property. The loan is for a term of five years (with a two year extension option) and bears interest at a variable rate of interest, adjusted quarterly, based on three month GBP-based LIBOR plus 1.01%. In addition, we incurred financing costs of approximately £78,000 ($125,000 at September 30, 2009) associated with obtaining this loan. On August 14, 2008, we entered into the interest rate swap agreement that fixes the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of September 30, 2009 and expires on May 30, 2013. Interest payments only are due quarterly for the term of the loan with principal due at maturity.

On July 1, 2008, in connection with the acquisition of Enclave on the Lake, we assumed an $18,281,000 ($18,790,000 face value less discount of $509,000) loan from NorthMarq Capital, Inc. that bears interest at a fixed rate of 5.45% per annum and matures on May 1, 2011. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $260,000 were made during the nine months ended September 30, 2009. In addition, we incurred financing costs totaling $241,000 in conjunction with the assumption of the loan.

On October 10, 2008, we entered into a £5,771,000 (9,223,000 at September 30, 2009) financing agreement with the Royal Bank of Scotland plc secured by Albion Mills Retail Park property. The loan is for a term of five years and bears interest at a variable rate of interest, adjusted quarterly, based on three month GBP based LIBOR plus 1.31%. In additional, we incurred financing costs of approximately £81,000, ($121,000 through September 30, 2009) associated with obtaining this loan. On November 25, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of September 30, 2009 and expires on October 10 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On November 18, 2008, in connection with the acquisition of Avion Midrise III & IV, we assumed $20,851,000 ($22,186,000 face value less discount of $1,335,000) fixed-rate mortgage loan from Capmark Finance, Inc. that bears interest at a rate of 5.52% per annum and matures on April 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $288,000 were made during the nine months ended September 30, 2009. In addition, we incurred financing costs totaling $344,000 in conjunction with the assumption of the loan.

On August 5, 2009 in connection with the acquisition of 12650 Ingenuity Drive, we assumed a $12,522,000 ($13,539,000 face value less a discount of $1,017,000) fixed rate mortgage loan from PNC Bank, National Association that bears interest at a rate of 5.62% and matures on October 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $57,000 were made during the nine months ended September 30, 2009. In addition, we incurred financing costs totaling $271,000 in conjunction with the assumption of the loan.

On August 10, 2009, we entered into a £13,975,000 ($22,336,000 at September 30, 2009) financing agreement with the Abbey National Treasury Services plc secured by the Maskew Retail Park property. On September 24, 2009, we drew the full amount of the loan and concurrently entered into the interest rate swap agreement that fixes the GBP-based LIBOR rate at 3.42% plus 2.26% or 5.68% per annum as of September 30, 2009 and expires on August 10, 2014.The loan is for a term of five years and bears interest at a variable rate of interest, adjusted quarterly, based on three month GBP-based LIBOR plus 2.26%. Interest only payments are due quarterly for the term of the loan with principal due at maturity. In addition, we incurred financing costs of approximately £214,000 ($342,000 at September 30, 2009) associated with obtaining this loan.

Loan Payable

On August 8, 2008, we entered into an amended and restated credit agreement with Bank of America, which amended the terms of our prior credit agreement with Bank of America, to provide us with the Revolving Credit Facility, and to replace our prior Bank of America term loan and revolving credit facility which matured in August 2008. The new Revolving Credit Facility was fully drawn upon at closing, with such proceeds utilized to pay down the full $45,000,000 amount outstanding under our prior Bank of America term loan (as of August 8, 2008, no amount was outstanding under our prior $10,000,000 Bank of America revolving credit facility). The new Revolving Credit Facility matures in August 2010 and bears interest at a floating rate of LIBOR plus 2.00% to 2.75%, based upon our leverage ratio as defined in the credit agreement (at our current leverage ratio, the Revolving Credit Facility bears interest at a floating rate of LIBOR plus 2.00%). An upfront fee of $292,500 was paid to Bank of America, and a fee equal to the actual daily amount by which the aggregate commitments exceed the total outstanding (both as defined in the amended and restated credit agreement) times 0.20% per annum if the total outstanding are equal to or more than 50% of the aggregate commitments, or 0.25% per annum otherwise, is accrued on unfunded balances under the Revolving Credit Facility. The loan contains various financial covenants and restrictions including a fixed charge coverage ratio of at least 1.75 to 1.00, as defined in the amended and restated credit agreement. As of September 30, 2009 and December 31, 2008, there were no amounts outstanding under the Revolving Credit Facility.

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

The following table presents total distributions declared and paid and distributions per share:

2009 Quarters	First	Second	Third
Total distributions declared and paid	$10,066,000	$11,181,000	$12,767,000
Distributions per share	$0.15	$0.15	$0.15

2008 Quarters	First	Second	Third	Fourth
Total distributions declared and paid	$4,882,000	$5,907,000	$7,511,000	$8,989,000
Distributions per share	$0.14375	$0.14375	$0.15	$0.15

For the three quarters ended September 30, 2009 distributions were funded 64.67% by cash flows provided by operating activities and 35.33% from uninvested proceeds from financings of our properties. In addition, distributions totaling $12,346,000 were reinvested in our common shares pursuant to our dividend reinvestment plan during the three quarters ended September 30, 2009.

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

Off-Balance Sheet Arrangements

As of September 30, 2009, we had three Investments in Unconsolidated Entities. Our investments are discussed in Note 4, “Investments in Unconsolidated Entities” in the accompanying consolidated financial statements.

Contractual Obligations and Commitments

The following table provides information with respect to our consolidated property contractual obligations at September 30, 2009 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Note Payable (and interest payments) Collateralized by REMEC Corporate Campus	$(14,625)	$(635)	$(13,990)	$—	$—
Note Payable (and interest payments) Collateralized by 300 Constitution Drive	(13,500)	(580)	(12,920)	—	—
Note Payable (and interest payments) Collateralized by Deerfield Commons I	(12,810)	(509)	(1,252)	(1,286)	(9,763)
Note Payable (and interest payments) Collateralized by 602 Central Blvd.	(9,462)	(141)	(283)	(9,038)	—
Note Payable (and interest payments) Collateralized by Bolingbrook Point III	(11,525)	(473)	(947)	(10,105)	—
Note Payable (and interest payments) Collateralized by the Carolina Portfolio	(82,137)	(6,981)	(13,961)	(13,503)	(47,692)
Note Payable (and interest payments) Collateralized by Lakeside Office Center	(12,156)	(543)	(1,201)	(1,299)	(9,113)
Note Payable (and interest payments) Collateralized by Thames Valley Five	(12,861)	(233)	(466)	(12,162)	—
Note Payable (and interest payments) Collateralized by Enclave on the Lake	(20,005)	(1,355)	(18,650)	—	—
Note Payable (and interest payments) Collateralized by Albion Mills Retail Park	(10,106)	(208)	(415)	(9,483)	—
Note Payable (and interest payments) Collateralized by Avion Midrise III & IV	(27,226)	(1,618)	(3,237)	(22,371)	—
Note Payable (and interest payments) Collateralized by 12650 Ingenuity Drive	(41,751)	(1,118)	(26,839)	(13,794)
Note Payable (and interest payments) Collateralized by Maskew Retail Park	(25,570)	(616)	(1,232)	(23,722)

Total	$(293,734)	$(15,010)	$(95,393)	$(116,763)	$(66,568)

The following table provides information with respect to our unconsolidated property contractual obligations at September 30, 2009 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Note Payable (and interest payments) Collateralized by Duke Joint Venture	$(147,720)	$(6,696)	$(13,392)	$(127,632)	$—
Note Payable (and interest payments) Collateralized by Afton Ridge	(28,291)	(1,308)	(2,616)	(24,367)	—
Total Notes Payable Collateralized by Unconsolidated Properties(1)	(176,011)	(8,004)	(16,008)	(151,999)

Total	$(469,745)	$(23,014)	$(111,401)	$(268,762)	$(66,568)

(1)	Unconsolidated payment amounts are at our pro rata share of effective ownership and exclude our investment in CBRE Strategic Partners Asia.

As of September 30, 2009, we were committed to pay $1,966,000 in accrued offering costs. The timing of future payments is uncertain.

As of September 30, 2009, we had an unfunded investment commitment in CBRE Strategic Partners Asia totaling $12,088,000. The timing of future payments is uncertain.

Income Taxes

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2004. As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute currently to our shareholders. Under the Internal Revenue Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute at least 90% of their annual net taxable income (excluding net capital gains) to their shareholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to state, local and foreign taxes on our income and properties and to U.S. federal income and excise taxes on our undistributed gross income. Our properties located in Texas are subject to a Texas Gross Margin Tax, our property located in Georgia is subject to a Georgia Corporation Income Tax and properties located in North Carolina and California are subject to a Franchise Tax under which we incurred a total of approximately $131,000 of taxes for the nine months ended September 30, 2009.

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

Notes Payable secured by real property are summarized as follows (in thousands):

	Interest Rate as of			Notes Payable as of
Property	September 30, 2009	December 31, 2008	Maturity Date	September 30, 2009	December 31, 2008
REMEC	4.79%	4.79%	November 1, 2011	$13,250	$13,250
300 Constitution	4.84	4.84	April 1, 2012	12,000	12,000
Deerfield Commons I.(1)	5.23	5.23	December 1, 2015	9,725	9,725
602 Central Blvd.(2)(3)	2.17	6.79	April 27, 2014	8,791	8,026
Bolingbrook Point III	5.26	5.26	January 1, 2015	9,000	9,000
Fairforest Bldg. 5(4)	6.33	6.33	February 1, 2024	10,442	10,767
Fairforest Bldg. 6(4)	5.42	5.42	September 1, 2019	3,322	3,512
HJ Park—Bldg. 1(4)	4.98	4.98	March 1, 2013	978	1,167
North Rhett I(4)	5.65	5.65	August 1, 2019	4,328	4,567
North Rhett II(4)	5.20	5.20	October 1, 2020	2,386	2,503
North Rhett III(4)	5.75	5.75	February 1, 2020	1,937	2,038
North Rhett IV(4)	5.80	5.80	February 1, 2025	10,434	10,742
Mt Holly Bldg.(4)	5.20	5.20	October 1, 2020	2,386	2,503
Orangeburg Park Bldg.(4)	5.20	5.20	October 1, 2020	2,426	2,545
Kings Mountain I(4)	5.27	5.27	October 1, 2020	2,064	2,165
Kings Mountain II(4)	5.47	5.47	January 1, 2020	6,169	6,495
Union Cross Bldg. I(4)	5.50	5.50	July 1, 2021	2,980	3,111
Union Cross Bldg. II(4)	5.53	5.53	September 1, 2021	9,111	9,515
Thames Valley Five(3)(5)	6.42	6.42	May 30, 2013	11,987	10,945
Lakeside Office Center(6)	6.03	6.03	September 1, 2015	9,000	9,000
Enclave on the Lake(7)	5.45	5.45	May 1, 2011	18,363	18,623
Albion Mills Retail Park(3)(8)(9)	5.25	5.25	October 10, 2013	9,223	8,360
Avion Midrise III & IV(10)	5.52	5.52	April 1, 2014	21,865	22,154
12650 Ingenuity Drive(11)	5.62	—	October 1, 2014	13,482	—
Maskew Retail Park(3) (12)	5.68	—	August 10, 2014	22,336	—

Notes Payable				217,985	182,713
Less Discount				(4,893)	(4,443)
Less Albion Mills Retail Park Fair Value Adjustment (8)				(350)	(1,109)

Notes Payable Less Discount and Fair Value Adjustment				$212,742	$177,161

(1)	Interest only payments are due monthly for the first 60 months of the loan term. Principal and interest payments are due monthly for the remaining 60 months of the loan term.
(2)

Variable interest rate of 1.60% and 6.79% at September 30, 2009 and December 31, 2008 based on three month GBP based LIBOR plus 0.67%. We maintain a rate cap agreement pursuant to which we will be protected against an increase in the three month LIBOR over 6.25% through May 27, 2010.

(3)	These loans are subject to certain financial covenants (interest coverage and loan to value).

(4)

These notes payable were assumed from the seller of the Carolina Portfolio on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount.

(5)	We entered into the interest rate swap agreement that fixes the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of September 30, 2009 and expires on May 30, 2013.
(6)	Interest only payments are due monthly for the first 36 months of the loan term. Principal and interest payments are due monthly for the remaining 48 months of the loan term.
(7)	The loan was assumed from the seller of Enclave on the Lake on July 1, 2008 and was recorded at estimated fair value which includes the discount.
(8)	The Albion Mills Retail Park note payable balance is presented at cost basis. This loan is carried on our balance sheet at fair value (see Note 15).
(9)	We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of September 30, 2009 and expires on October 10, 2013.
(10)	The loan was assumed from the seller of Avion Midrise III & IV on November 18, 2008 and was recorded at estimated fair value which includes the discount.
(11)	The loan was assumed from the seller of 12650 Ingenuity Drive on August 5, 2009 and was recorded at estimated fair value which includes the discount.
(12)	We entered into an interest rate swap agreement that fixes the GBP-based LIBOR rate at 3.42% plus 2.26% or 5.68% per annum as of September 30, 2009 and expires on August 10, 2014.

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

The fair value of long-term debt was estimated based on current interest rates available to us for debt instruments with similar terms. The following tables summarize our financial instruments and their calculated fair value at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009
	Carrying Value	Total Fair Value
Financial Assets (Liabilities):
Interest Rate Cap	$1	$1
Interest Rate Swaps	(1,784)	(1,784)
Notes Payable	(212,742)	(208,257)

A 100 basis point increase or decrease in interest rates would increase or decrease the fair market value of our notes payable by $8,231,000 at September 30, 2009. In addition, a 100 basis point increase or decrease in interest rates would either increase or decrease annual variable interest expense on the 602 Central Blvd. property by approximately $88,000, approximately $120,000 on the Thames Valley Five property, approximately $92,000 on the Albion Mills Retail Park and approximately $223,000 on the Maskew Retail Park.

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

Debt Maturities

The following table details our consolidated and unconsolidated debt maturities as of September 30, 2009 (in thousands):

	Consolidated Debt			Unconsolidated Debt (1)			Consolidated & Unconsolidated Debt (1)
	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total
2009 (Three months ended December 31, 2009)	$1,162	$—	$1,162	$—	$—	$—	$1,162	$—	$1,162
2010	4,930	—	4,930	—	—	—	4,930	—	4,930
2011	5,124	31,028	36,152	—	—	—	5,124	31,028	36,152
2012	5,351	12,000	17,351	—	—	—	5,351	12,000	17,351
2013(2)	5,430	21,211	26,641	—	102,310	102,310	5,430	123,521	128,951
2014	5,203	62,439	67,642	—	40,640	40,640	5,203	103,079	108,282
2015	4,906	26,491	31,397	—	—	—	4,906	26,491	31,397
2016	4,930	—	4,930	—	—	—	4,930	—	4,930
2017	5,215	—	5,215	—	—	—	5,215	—	5,215
2018	5,516	—	5,516	—	—	—	5,516	—	5,516
2019	5,420	—	5,420	—	—	—	5,420	—	5,420
Thereafter	11,629	—	11,629	—	—	—	11,629	—	11,629

Total	$64,816	$153,169	$217,985	$—	$142,950	$142,950	$64,816	$296,119	$360,935

Weighted Average Maturity (years)			5.24%			4.53			4.96
Weighted Average Interest Rate			5.14%			5.60%			5.32%

(1)	Unconsolidated debt amounts are at our pro rata share of effective ownership.
(2)

The Thames Valley Five consolidated debt ($11,987,000 at September 30, 2009) maturity date may be extended for an additional two years from May, 2013 to May, 2015. In addition, Afton Ridge has the option to extend the maturity date of the unconsolidated debt ($22,950,000 at September 30, 2009—our share) for one additional year from October, 2013 to October, 2014.

Encumbered and Unencumbered Properties

The following table details our Encumbered and Unencumbered properties as of September 30, 2009 (Approximate Acquisition Cost and Debt Balance in thousands):

	Consolidated Properties			Unconsolidated Properties (1)			Consolidated & Unconsolidated Properties (1)
	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance
Encumbered Properties	29	$459,305	$217,985	8	$272,815	$142,950	37	$732,120	$360,935
Unencumbered Properties	28	260,517	—	3	32,387	—	31	292,904	—

Total Properties	57	$719,82249	$217,985	11	$$305,202	$142,950	68	$1,025,024	$360,935

(1)

Number of Properties at 100%. Approximate Total Acquisition Cost and Debt Balance for Unconsolidated Properties are at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Subsequent Events

From October 1, 2009 through November 11, 2009, we received gross proceeds from our follow-on public offering of $60,828,327 from the sale of 6,110,491 common shares.

On October 15, 2009, the Duke joint venture acquired Northpoint III, located at 3300 Exchange Place, Lake Mary, FL, a suburb of Orlando, for approximately $18,240,000, exclusive of customary closing costs and acquisition fees which are both expensed as incurred. We own an 80% interest in the Duke joint venture, and we made cash contributions totaling approximately $14,406,000 to the Duke joint venture in connection with the acquisition, using the net proceeds from our current public offering. Northpoint III is a 108,499 square foot four-story office building that was completed in 2001. Northpoint III is 100% leased to Florida Power Corporation d/b/a Progress Energy Florida, Inc., a major electric utility in Florida. Upon closing, we paid the Investment Advisor a $218,880 acquisition fee.

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

Disclosure Controls and Procedures

We have formally adopted a policy for disclosure controls and procedures that provides guidance on the evaluation of disclosure controls and procedures and is designed to ensure that all corporate disclosure is complete and accurate in all material respects and that all information required to be disclosed in the periodic reports submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods and in the manner specified in the Securities and Exchange Commission’s rules and forms. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports. Also, we have an investment in three unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to these entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

Changes in Internal Controls Over Financial Reporting

No changes in internal control over financial reporting occurred during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any material legal proceeding as of September 30, 2009.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in Item 1.A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities and Repurchases of Securities

During the three months ended September 30, 2009, we did not sell any equity securities that are not registered under the Securities Act of 1933, as amended.

The following table provides information with respect to our Share Redemption Program for the three months ended September 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
July	647,242.06	$8.88	N/A	N/A
August	—	—	N/A	N/A
September			N/A	N/A
Total	647,242.06	$8.88	N/A	N/A

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

The registration statement relating to our follow-on public offering (No. 333-152653) was declared effective on January 30, 2009. CNL Securities Corp. is the Dealer Manager of our follow-on offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through September 30, 2009, we had accepted subscriptions from 7,562 investors, issued 26,313,844 common shares and received $261,681,461 in gross offering proceeds pursuant to our public offering after payment of $3,534,000 in acquisition fees and related expenses, payment of approximately $13,860,000 in selling commission, $5,060,000 in dealer manager fees, $2,050,000 in marketing support fees and payment of approximately $7,523,000 in organization and offering expenses, as of September 30, 2009, we had raised aggregate net offering proceeds of approximately $230,000,000.

Item 3	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Pronouncement Affecting the Presentation of Non-controlling (Minority) Interests in the Operating Partnership

Effective January 1, 2009 we adopted the Codification Topic “Consolidation” (“FASB ASC 810”) as described more fully in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies—Pronouncement Affecting the Presentation of Non-controlling (Minority) Interests in the Operating Partnership,” to our accompanying condensed consolidated financial statements. This adoption did not have a material impact on our financial condition, results of operations or cash flows. However, it did impact the presentation and disclosure of non-controlling (minority) interests in our consolidated financial statements. As a result of the retrospective presentation and disclosure requirements, we will be required to reflect the change in presentation and disclosure for all periods presented in future filings.

In connection with this issuance, certain revisions were also made to the Codification Topic “Distinguishing Liabilities from Equity” (“FASB ASC 480-10-S99-3A”). These revisions clarify that non-controlling interests with redemption provisions outside of the control of the issuer and non-controlling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer are subject to evaluation under to determine the appropriate balance sheet classification and measurement of such instruments.

With respect to the operating partnership units, the FASB ASC 480-10-S99-3A requires non-controlling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer be further evaluated under the Codification Sub-Topic “Derivatives and Hedging – Conditions necessary for Equity Classification” (“FASB ASC 815-40-25-10”) (Paragraphs 815-40-25-39 through 815-40-25-42) to determine whether permanent equity or temporary equity classification on the balance sheet is appropriate. Since the operating partnership units contain such a provision, the Company evaluated this guidance and determined that the operating partnership units do not meet the requirements to qualify for equity presentation. As a result, upon the adoption of FASB ASC 810 and the related revisions to FASB ASC 480-10-S99-3A the operating partnership units are presented in the temporary equity section of the consolidated balance sheets and reported at the higher of their proportionate share of the net assets of CBRE OP or fair value, with period to period changes in value reported as an adjustment to shareholder’s equity. Under the terms of the

Second Amended Partnership Agreement the fair value of the operating partnership units is determined as an amount equal to the redemption value as defined therein. This balance sheet measurement represents a change to previously reported balance sheet amounts for the operating partnership units since under previous accounting guidance the operating partnership units were reported based on periodic adjustments for their proportionate share of earnings allocations from CBRE OP.

The principal effect on the prior year balance sheets is the change in presentation of the minority interest of limited partner as redeemable non-controlling interest of limited partners. The retrospective adoption and the measurement provisions of (“the retrospective adoption”) changed the minority interest of limited partner of $1,325,000, as previously reported as of December 31, 2008, and the minority interest of limited partner of $1,495,000, as previously reported as of December 31, 2007, to redeemable non-controlling interest of limited partners of $2,464,000 and $2,464,000, respectively. The retrospective adoption also changed additional paid-in capital as previously reported for December 31, 2008 and 2007 from $561,331,000 and $264,954,000 to $560,110,000 and $263,987,000, respectively.

The adoption also requires that net income (loss) be adjusted to include the net income (loss) attributable to the non-controlling interest, and a new separate line item for net (income) loss attributable to controlling interest be presented in the consolidated statements of operations. Thus, after adoption the net loss of $(6,656,000), $(403,000) and $(2,484,000), for the years ended December 31, 2008, 2007 and 2006, as previously reported, respectively, will change to net loss of $(6,682,000), $(407,000) and $(1,426,000), respectively, and net loss attributable to controlling interest will be equal to net loss as previously reported prior to the adoption. The retrospective adoption had no impact on our consolidated cash flows.

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

CB RICHARD ELLIS REALTY TRUST

Date: November 16, 2009	/S/ JACK A. CUNEO
Jack A. Cuneo
President and Chief Executive Officer

Date: November 16, 2009	/S/ LAURIE E. ROMANAK
Laurie E. Romanak
Chief Financial Officer