Form 10-K
period 2009-12-31
CB RICHARD ELLIS REALTY TRUST
filed 2010-03-31
CIK 1297587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Since there was no established market for the voting and non-voting common shares as of June 30, 2009, there was no market value for the common shares held by non-affiliates of the registrant as of such date.

The number of shares outstanding of the registrant’s common shares, $0.01 par value, was 116,993,629 as of March 19, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2010 Annual Shareholders’ Meeting expected to be filed on or prior to April 30, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K.

CB RICHARD ELLIS REALTY TRUST

FORM 10-K

PART I

ITEM 1.	BUSINESS

Overview

CB Richard Ellis Realty Trust is a Maryland real estate investment trust that invests in real estate, focusing on office, retail, industrial (primarily warehouse/distribution), and multi-family residential properties. As of December 31, 2009, we owned, on a consolidated basis, 60 office, retail, and industrial (primarily warehouse/distribution) properties located in 10 states (California, Florida, Georgia, Illinois, Massachusetts, Minnesota, North Carolina, South Carolina, Texas and Virginia) and in the United Kingdom. In addition, we have ownership interests in three unconsolidated entities that, as of December 31, 2009, owned interests in 23 properties. Excluding those properties owned through our investment in CB Richard Ellis Strategic Partners Asia II, L.P. (“CBRE Strategic Partners Asia”), we owned, on an unconsolidated basis, 13 industrial, office and retail properties located in seven states (Arizona, Florida, Indiana, North Carolina, Ohio, Tennessee and Texas).

We commenced operations in July 2004, following an initial private placement of our common shares of beneficial interest. We raised aggregate net proceeds (after commissions and expenses) of approximately $55,500,000 from July 2004 to October 2004 in private placements of our common shares. On October 24, 2006, we commenced an initial public offering of up to $2,000,000,000 in our common shares. In connection with that offering, as of January 30, 2009, we had accepted subscriptions from 13,270 investors, issued 60,808,967 common shares including 1,487,943 common shares issued pursuant to our dividend reinvestment plan, and received $607,345,702 in gross proceeds. Our initial public offering was terminated effective as of the close of business on January 29, 2009. We withdrew from registration a total of 140,243,665 common shares that were registered but not sold in connection with the initial public offering.

The registration statement relating to our follow-on public offering was declared effective by the Securities and Exchange Commission (the “SEC”) on January 30, 2009. CNL Securities Corp. is the dealer manager of our offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through December 31, 2009, we had accepted subscriptions from 11,513 investors and we had received gross offering proceeds of approximately $413,544,547 from the sale of 41,427,808 common shares including 1,467,063 common shares issued pursuant to our dividend reinvestment plan.

From October 24, 2006 through December 31, 2009, we had accepted subscriptions from 24,783 investors, issued 102,236,775 common shares, including 2,995,006 common shares issued pursuant to our dividend reinvestment plan, and received $1,020,890,249 in gross proceeds. As of December 31, 2009, 106,465,683 common shares were issued and outstanding.

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

We benefit from the investment expertise and experience of the Investment Advisor, which is an affiliate of our sponsor CB Richard Ellis Investors, L.L.C. (“CBRE Investors”). CBRE Investors is a real estate investment management company and a registered investment advisor with the SEC. CBRE Investors is a wholly-owned subsidiary of CB Richard Ellis Group, Inc. (NYSE: CBG), or CB Richard Ellis. We have elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes. As a REIT, our company generally will not be subject to U.S. federal income tax on that portion of income that is distributed to shareholders if, in general, at least 90% of our company’s net taxable income (excluding net capital gain) is distributed to our shareholders.

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

We invest in real estate properties, focusing on office, retail, industrial (primarily warehouse/distribution), and multi-family residential properties, as well as certain other real estate-related assets. Our investment objectives are:

¡	to maximize cash dividends paid to you;

¡	to preserve and protect your capital contributions;

¡	to realize growth in the value of our assets upon our ultimate sale of such assets; and

¡

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

Our obligation to close the purchase of any property is generally conditioned upon the delivery and verification of certain documents from the seller or developer, including, where appropriate:

¡	plans and specifications;

¡	environmental reports;

¡	surveys;

¡	evidence of marketable title subject to such liens and encumbrances as are acceptable to the Investment Advisor;

¡	title and liability insurance policies; and

¡

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

Disposition Policies

We intend to hold each asset we acquire for an extended period. However, circumstances might arise which could result in the early sale of some assets. We may sell a property before the end of the expected holding period if, among other reasons:

¡	in our judgment, the sale of the asset is in the best interests of our shareholders;

¡	we can reinvest the proceeds in a higher-yielding investment;

¡	we can increase cash flow through the disposition of the asset; or

¡	in the judgment of the Investment Advisor, the value of an asset might decline substantially.

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

¡

invest in equity securities unless a majority of our trustees, including a majority of any independent trustees not otherwise interested in the transaction, approve such investment as being fair, competitive and commercially reasonable;

¡	make investments in unimproved property or indebtedness secured by a deed of trust or mortgage loans on unimproved property in excess of 10% of our total assets;

¡

invest in commodities or commodity futures contracts, except for futures contracts when used solely for the purpose of hedging in connection with our ordinary business of investing in real estate assets and mortgages;

¡

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

¡	invest in real estate contracts of sale, otherwise known as land sale contracts, unless the contract is in recordable form and is appropriately recorded in the chain of title;

¡

make or invest in mortgage loans, including construction loans, on any one property if the aggregate amount of all mortgage loans on such property would exceed an amount equal to 85% of the appraised value of such property as determined by appraisal unless substantial justification exists for exceeding such limit because of the presence of other underwriting criteria;

¡	make or invest in mortgage loans that are subordinate to any mortgage or equity interest of any of our trustees, the Investment Advisor or its affiliates;

¡	issue “redeemable securities,” as defined in Section 2(a)(32) of the Investment Company Act of 1940, as amended, or the Investment Company Act;

¡

issue debt securities unless the historical debt service coverage (in the most recently completed fiscal year) as adjusted for known changes is sufficient to properly service that higher level of debt;

¡

grant warrants or options to purchase shares to the Investment Advisor or its affiliates or to officers or trustees affiliated with the Investment Advisor except on the same terms as such warrants or options are sold to the general public and in an amount not to exceed 10% of the outstanding shares on the date of grant of the warrants and options;

¡	issue equity securities on a deferred payment basis or other similar arrangement; or

¡	lend money to our trustees or to the Investment Advisor or its affiliates.

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

Change in Investment Objectives and Limitations

Until our shares are listed on a national securities exchange, our declaration of trust requires that the independent trustees review our investment policies at least annually to determine that the policies we are following are in the best interests of our shareholders. Each determination, and the basis therefore, is required to be set forth in our minutes. The methods of implementing our investment policies also may vary as new investment techniques are developed. The methods of implementing our investment objectives and policies, except as otherwise provided in the organizational documents, may be altered by a majority of our trustees, including a majority of the independent trustees, without the approval of the shareholders. Our investment objectives themselves, however, may only be amended by a vote of the shareholders holding a majority of our outstanding shares.

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

A “Roll-up Transaction” is a transaction involving the acquisition, merger, conversion or consolidation, directly or indirectly, of us and the issuance of securities of a Roll-up Entity. This term does not include:

¡	a transaction involving our securities that have been listed on a national securities exchange for at least 12 months; or

¡

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

In connection with a proposed Roll-up Transaction, the person sponsoring the Roll-up Transaction must offer to our shareholders who vote “no” on the proposal a choice of:

¡	accepting the securities of the Roll-up Entity offered in the proposed Roll-up Transaction; or

¡	one of the following:

¡	remaining as shareholders and preserving their interests on the same terms and conditions as existed previously; or

¡	receiving cash in an amount equal to the shareholders’ pro rata share of the appraised value of our net assets.

We are prohibited from participating in any proposed Roll-up Transaction:

¡

that would result in our shareholders having voting rights in a Roll-up Entity that are less than those provided in our bylaws and described elsewhere in this document including rights with respect to the election and removal of trustees, annual reports, annual and special meetings, amendment of our declaration of trust and our dissolution;

¡

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

¡	in which investors’ right to access of records of the Roll-up Entity will be less than those provided in the section of our prospectus entitled “Description of Shares”; or

¡	in which any of the costs of the Roll-up Transaction would be borne by us if the Roll-up Transaction is not approved by our shareholders.

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

¡	find, present and recommend to us real estate investment opportunities consistent with our investment policies and objectives;

¡	structure the terms and conditions of transactions pursuant to which acquisitions of properties will be made;

¡	acquire assets on our behalf in compliance with our investment objectives and policies;

¡	arrange for financing and refinancing of properties; and

¡	enter into leases and service contracts for the properties acquired.

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

¡

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

¡	without cause or penalty by a majority of our independent trustees or by the Investment Advisor upon 60 days’ written notice; or

¡	immediately by the Investment Advisor upon our bankruptcy or any material breach of the advisory agreement by us, which remains uncured after 10 days’ written notice.

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

¡

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

¡	the annual cost of goods and materials used by us, including brokerage fees paid in connection with the purchase and sale of securities;

¡	administrative services including personnel costs;

¡	acquisition expenses, which are defined to include expenses related to the selection and acquisition of properties;

¡	disposition expenses;

¡	financing expenses; and

¡

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

A majority of the independent trustees, and a majority of trustees not otherwise interested in the transaction, must approve all transactions with the Investment Advisor or any of its affiliates. Until our shares are listed on a national securities exchange, the Nasdaq Global Select Market or the Nasdaq Global Market, our independent trustees must determine from time to time, but at least annually, that our fees and expenses are reasonable in light of our performance, our net assets and net income and the fees and expenses of other comparable unaffiliated REITs. During this period, our independent trustees are also responsible for reviewing the performance of the Investment Advisor and determining that the compensation to be paid to the Investment Advisor is reasonable in relation to the nature and quality of services to be performed and that the provisions of the advisory agreement are being carried out. Specifically, our independent trustees consider factors such as:

¡	the amount of the fee paid to the Investment Advisor in relation to the size, composition and performance of our investments;

¡	the success of the Investment Advisor in generating appropriate investment opportunities;

¡	rates charged to other REITs and other investors by advisors performing similar services;

¡	additional revenues realized by the Investment Advisor and any of its Affiliates through their relationship with us, whether we pay them or they are paid by others with whom we do business;

¡	the quality and extent of service and advice furnished by the Investment Advisor and the performance of our investment portfolio;

¡	the performance of our investments, including income generation, conservation or appreciation of capital, frequency of problem investments and competence in dealing with distress situations; and

¡	the quality of our portfolio relative to the investments generated by the Investment Advisor for its other clients.

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

Geographic Areas of Properties

We currently operate in two geographic areas, the United States and the United Kingdom. Information regarding the geographic diversification of our properties as of December 31, 2009 can be reviewed under Note 9, “Concentrations—Geographic Concentrations,” in the accompanying consolidated financial statements. We also have an ownership interest in CBRE Strategic Partners Asia, which, as of December 31, 2009, owned interests in properties in China and Japan. Information relative to CBRE Strategic Partners Asia can be reviewed under Note 5, “Investments in Unconsolidated Entities” in the accompanying consolidated financial statements.

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

(1)

Includes investors in our current public offering, our initial public offering and our private offerings, excluding shares held by CBRE Investors, our trustees and officers. As of December 31, 2009, 106,465,683 common shares were issued and outstanding.

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

(6)

As of December 31, 2009, we owned a 99.77% general/limited partnership interest in CBRE OP and CBRE REIT Holdings LLC owned a 0.23% (or 246,361 class A units) limited partnership interest in CBRE OP. CBRE REIT Holdings LLC also owns one class B limited partnership interest in CBRE OP (representing 100% of the class B interest outstanding). CBRE REIT Holdings LLC is controlled by CBRE Investors.

Employees

As of December 31, 2009, we had no full-time employees and do not anticipate any material changes in the number of our full-time employees. Our executive officers are employees of the Investment Advisor or one or more of its affiliates.

Facilities

Our principal offices are located at 17 Hulfish Street, Suite 280, Princeton, New Jersey 08542. We also have offices located at 515 South Flower Street, Suite 3100, Los Angeles, California 90071. Our telephone number is (609) 683-4900.

Available Information

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

Recent Developments

From January 1, 2010 through March 19, 2010, we received gross proceeds from our public offering of approximately $109,665,144 from the sale of 10,998,133 common shares.

On January 12, 2010, we were notified that the investment commitment period of CBRE Strategic Partners Asia was extended for one year from January 31, 2010 to January 31, 2011.

On January 28, 2010, we contributed an additional $2,435,000 of our CBRE Strategic Partners Asia capital commitment which was funded using net proceeds from our public offering.

On March 4, 2010, we received a distribution of net sales proceeds from CBRE Strategic Partners Asia totaling $2,435,000 from the February 23, 2010 sale of a residential property located in Beijing, China. The cash distributions in connection with the Beijing residential property sale are subject to recall and reinvestment into appropriate investments until the expiration of the CBRE Strategic Partners Asia commitment period on January 31, 2011.

On March 11, 2010, we paid off the £5,500,000 ($8,281,000 at March 11, 2010) loan secured by the 602 Central Blvd. property located in Coventry, UK.

On March 31, 2010, the Duke joint venture acquired 3900 Paramount Parkway & 1400 Perimeter Park Drive, located at 3900 North Paramount Parkway, 3900 South Paramount Parkway and 1400 Perimeter Park Drive in Morrisville, NC, a suburb of Raleigh, for approximately $35,250,000, exclusive of customary closing costs and acquisition fees which are both expensed as incurred. We own an 80% interest in the Duke joint venture.

3900 Paramount Parkway & 1400 Perimeter Park Drive consists of two four-story office buildings and one two-story office building, respectively. 3900 North Paramount is a 100,987 square foot office building that was built in 1998. 3900 South Paramount is a 119,170 square foot office building that was built in 1999. 1400 Perimeter Park Drive is a 44,916 square foot office building that was built in 1998. The buildings are 100% leased to two tenants, with 95% leased to PPD Development, LP through November 2023. PPD Development, LP is a research organization that provides drug development services to pharmaceutical, biotechnology, medical device, academic and government organizations. Upon closing, we paid the Investment Advisor a $423,000 acquisition fee.

On March 31, 2010, we contributed our Miramar I & II properties, located at 2300 & 2200 SW 145th Avenue in Miramar, FL, a suburb of Miami, to the Duke joint venture for approximately our cost of $42,500,000. We own an 80% interest in the Duke joint venture. This contribution, whereby the Company received $8,500,000, was structured as an offset to the amount owed by the Company to purchase 3900 Paramount Parkway & 1400 Perimeter Park Drive.

ITEM 1A.	RISK FACTORS

Risks Related To Our Business

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

You must rely entirely upon the ability of the Investment Advisor with respect to the selection and timing of investments in and the management of unspecified assets, and you will not have an opportunity to evaluate for yourself the relevant economic, financial and other information regarding the assets in which the proceeds of our public offerings will be invested.

Our ability to achieve our investment objectives and to pay dividends is dependent upon the performance of the Investment Advisor, the real estate market and general economic conditions in the geographic regions where we invest. You must rely totally on the Investment Advisor in the selection of assets. We cannot be sure that the Investment Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if investments are made, our objectives will be achieved. Furthermore, you should be aware that any appraisals we obtain are merely estimates of value and should not be relied upon as accurate measures of true worth or realizable value. Moreover, delays in investing the net proceeds of our public offerings may reduce our income. Our shareholders will not have the opportunity to evaluate the manner in which the net proceeds received by us from our public offerings are to be invested or the economic merits of particular assets to be acquired.

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

We do not intend to invest in marketable securities and we do not intend to register as an investment company under the Investment Company Act of 1940, as amended, (“the Investment Company Act”). If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

¡	limitations on capital structure;

¡	restrictions on specified investments;

¡	prohibitions on transactions with affiliates; and

¡	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

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

To maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. If we were required to register as an investment company we would be prohibited from engaging in our business as currently contemplated because the Investment Company Act imposes significant limitations on leverage. In addition, we would have to seek to restructure the advisory agreement because the compensation that it contemplates would not comply with the Investment Company Act. Criminal and civil actions could also be brought against us if we failed to comply with the Investment Company Act. In addition, our contracts would be unenforceable unless a court was to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

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

One of our trustees serves as the Global Chief Operating Officer of CBRE Investors, our sponsor. Our Chief Financial Officer serves as a Managing Director of the Investment Advisor, as the Executive Managing Director and Global Head of Investment Reporting of CBRE Investors, our sponsor, and as a member of the investment committee of CB Richard Ellis Strategic Partners Asia II-A, L.P., or CBRE Strategic Partners Asia, an entity in which we are a limited partner. Our Chairman, President and Chief Executive Officer serves as the President and Chief Executive Officer of the Investment Advisor and also serves as a Managing Director of CBRE Investors. Our Chief Operating Officer and Executive Vice President serves as the Director of Operations of the Investment Advisor. Our Chairman, President and Chief Executive Officer and our Chief Financial Officer directly hold an aggregate of approximately a 12.9% economic interest in the Investment Advisor. These individuals owe fiduciary duties to these entities and their shareholders. Such fiduciary duties may from time to time conflict with the fiduciary duties owed to our shareholders and us. An affiliate of the Investment Advisor owns one class B limited partnership interest (representing 100% of the class B interest outstanding) in CBRE OP. This interest entitles such affiliate to receive distributions in an amount equal to a percentage of the net proceeds we receive from a sale of a property after certain amounts are paid or provided for. This interest may incentivize the Investment Advisor to recommend the sale of a property or properties that may not be in our best interest at the time. In addition, the premature sale of a property may add concentration risk to the portfolio or may be at a price lower than if we held on to the property and sold it at a later date.

We will be subject to additional risks as a result of any joint ventures.

We have entered, and may in the future enter, into joint ventures for the acquisition, development or improvement of properties. We have purchased and developed, and may in the future purchase and develop, properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with sellers of properties, affiliates of sellers, developers or other persons. Such investments may involve risks not otherwise present with an investment in real estate, including, for example:

¡	the possibility that our co-venturer, co-tenant or partner in an investment might become bankrupt;

¡	that maturities of debt encumbering our jointly owned investments may not be able to be refinanced at all or on terms that are as favorable as the current terms;

¡	that such co-venturer, co-tenant or partner may at any time have economic or business interests or goals which are or become inconsistent with our business interests or goals; or

¡	that such co-venturer, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Actions by such a co-venturer, co-tenant or partner might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing your returns. We have ownership interests in three unconsolidated entities that, as of December 31, 2009, owned interests in 23 properties.

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

We are conducting a “best efforts” offering and if we are unable to raise substantial funds, we may have substantial limitations on our ability to maintain a diversified portfolio of assets.

The Dealer Manager is selling our shares on a “best efforts” basis, whereby it and the other broker-dealers participating in our current public offering are only required to use their best efforts to sell our common shares and have no firm commitment or obligation to purchase any of our common shares. As a result, we cannot assure you as to the amount of proceeds that will be raised in our current offering. If we are unable to raise substantial funds in our current offering, we will make fewer additional investments resulting in less diversification in terms of the number of assets owned, the geographic regions in which our properties and real estate—related assets are located and the types of assets that we acquire. In such event, the likelihood of our profitability being affected by the performance of any one of our assets will increase.

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

Maryland takeover statutes could restrict a change of control, which could have the affect of inhibiting a change in control even if a change in control were in our shareholders’ interests.

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

¡	any person who beneficially owns 10% or more of the voting power of our company’s shares; or

¡

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

After the five-year prohibition, any business combination between the Maryland REIT and an interested shareholder generally must be recommended by our Board of Trustees and approved by the affirmative vote of at least:

¡	80% of the votes entitled to be cast by holders of outstanding shares of voting shares of our company; and

¡

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

Investors who purchased common shares in our offering incurred, as of December 31, 2009, an immediate dilution of up to approximately ($1.72), or (17.29)%, in the book value per share of our common shares from the price paid in our offering. Investors purchasing common shares in our offering may experience further dilution if we issue additional equity.

The initial offering price of our common shares is substantially higher than the book value per share of our outstanding common shares will be after our offering. Therefore, investors who purchase our common shares will incur, if calculated as of December 31, 2009, an immediate dilution of up to approximately ($1.72), or (17.29) %, in the book value per share of our common shares from the price paid in our offering. Existing shareholders and potential investors in our offering do not have preemptive rights to any common shares issued by us in the future. Therefore, investors purchasing shares in our offering may experience further dilution of their equity investment in the event that we sell additional common shares in the future, if we sell securities that are convertible into common shares or if we issue shares upon the exercise of options.

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

Real estate investments are subject to certain inherent risks. Real estate investments are generally long-term investments that cannot be quickly converted to cash. Real estate investments are also subject to adverse changes in general economic conditions or local conditions that may reduce the demand for office, retail, industrial, multi-family residential or other types of properties. Other factors can also affect real estate values, including:

¡	possible international and U.S. federal, state or local regulations and controls affecting rents, prices of goods, fuel and energy consumption and prices, water and environmental restrictions;

¡	increasing labor and material costs;

¡	the perceptions of tenants and prospective tenants of the convenience, attractiveness and safety of our properties;

¡	competition from comparable properties;

¡	the occupancy rate of our properties;

¡	the ability to collect on a timely basis all rents from tenants;

¡	the effects of any bankruptcies or insolvencies of major tenants;

¡	civil unrest;

¡	acts of nature, including earthquakes, hurricanes and other natural disasters (which may result in uninsured losses);

¡	acts of terrorism or war;

¡	rises in operating costs, taxes and insurance costs;

¡	changes in interest rates and in the availability, cost and terms of mortgage funding; and

¡	other factors which are beyond our control.

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

At any one time, a significant portion of our property investments may be in a limited number of property classes. As of December 31, 2009, a majority of our investments were in two property classes, office and industrial (primarily warehouse/distribution). As a result, we are subject to risks inherent in investments in these classes. The potential effects on our revenues, and as a result on cash available for distribution to our shareholders, resulting from a downturn in the business conducted on those properties could be more pronounced than if we had a more diversified portfolio.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in those geographic areas.

A concentration of our properties in a particular geographic area may impact our operating results and abilities to make distributions if that area is impacted by negative economic developments. Your investment will be subject to greater risk to the extent that we lack a geographically diversified portfolio. As of December 31, 2009, approximately 45.46% of our portfolio (based on approximate total acquisition costs, with our unconsolidated properties included at our pro rata share of effective ownership, however, excluding our investments in CBRE Strategic Partners Asia) consisted of properties located in the Southeastern region (Florida, Georgia, North Carolina, South Carolina and Virginia) of the United States and, consequently, our financial condition and our ability to make distributions to our shareholders could be adversely affected by any significant adverse developments in those markets.

Economic conditions may adversely affect our income.

Our business may be affected by the market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by local economic conditions in the markets in which our properties are located, including the current dislocations in the credit markets and the high rate of unemployment. This economic downturn has reduced demand for space and removed support for rents and property values. Since we cannot predict when the real estate markets will recover, the value of our properties may decline if current market conditions persist or worsen.

A commercial property’s income and value may be adversely affected by national and regional economic conditions, local real estate conditions such as an oversupply of properties or a reduction in demand for properties, availability of “for sale” properties, competition from other similar properties, our ability to provide adequate maintenance, insurance and management services, increased operating costs (including real estate taxes), the attractiveness and location of the property and changes in market rental rates. Changes or fluctuations in energy costs could result in higher operating costs, which may affect our results from operations. Our income will be adversely affected if a significant number of tenants are unable to pay rent or if our properties cannot be rented on favorable terms. Additionally, if tenants of properties that we lease on a triple-net basis fail to pay required tax, utility and other impositions, we could be required to pay those costs, which would adversely affect funds available for future acquisitions or cash available for distributions. Our performance is linked to economic conditions in the regions where our properties will be located and in the market for office, retail, industrial and residential space generally. Therefore, to the extent that there are adverse economic conditions in those regions, and in these markets generally, that impact the applicable market rents, such conditions could result in a reduction of our income and cash available for distributions and thus affect the amount of distributions we can make to investors.

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

Under the Americans with Disabilities Act of 1990, or ADA, all places of public accommodation are required to meet certain U.S. federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional U.S. federal, state and local laws may also require modifications to our properties, or restrict further renovations of the properties, with respect to access thereto by disabled persons. For example, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1991 to be accessible to the handicapped. In June 2008, the Department of Justice proposed a substantial number of changes to the Accessibility Guidelines under the ADA. In January 2009, President Obama suspended final publication and implementation of these regulations, pending a comprehensive review by his administration. If implemented as proposed, the new guidelines could cause some of our properties to incur costly measures to become fully compliant. Noncompliance with the ADA or the FHAA could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. We do not conduct audits or investigations of all of these properties to determine their compliance and we cannot predict the ultimate cost of compliance with the ADA, the FHAA or other legislation. If one or more of our properties in which we invest is not in compliance with the ADA, the FHAA or other legislation, then we would be required to incur additional costs to bring the property into compliance. If we incur substantial costs to comply with the ADA and the FHAA or other legislation, our financial condition, results of operations, cash flow, price per share of our common shares and our ability to satisfy debt service obligations and to pay distributions could be adversely affected.

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

¡	changing governmental rules and policies, including changes in land use and zoning laws;

¡

enactment of laws relating to the foreign ownership of real property and laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person’s or company’s country of origin;

¡

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

¡	adverse market conditions caused by terrorism, civil unrest and changes in national or local governmental or economic conditions;

¡

the willingness of domestic or foreign lenders to make mortgage loans in certain countries and changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

¡	the imposition of unique tax structures and changes in real estate and other tax rates and other operating expenses in particular countries;

¡	our ability to qualify as a REIT may be affected; and

¡	general political and economic instability.

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

If there are defaults under mortgage loans that we may make or invest in, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay could reduce the value of our investment in the defaulted mortgage loans. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and rules and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.

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

¡	we cannot take part in the operation, management, direction or control of the real estate;

¡

the party controlling the real estate may have economic or other business interests or goals that are inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties owned by such controlling party or the timing of the termination and liquidation of the controlling party; or

¡	the possibility that we may incur liabilities as the result of actions taken by the controlling party.

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

The global financial markets continue to undergo pervasive and fundamental disruptions. The continuation or intensification of any such volatility may have an adverse impact on the availability of credit to businesses generally and could lead to an overall further weakening of the U.S. and global economies. To the extent that turmoil in the financial markets continues and/or intensifies, it has the potential to materially affect the value of our properties and our investments in unconsolidated joint ventures, the availability or the terms of financing that we and our unconsolidated joint ventures have or may anticipate utilizing, the ability of us and our unconsolidated joint ventures to make principal and interest payments on or refinance any outstanding debt when due. It may also impact the ability of our tenants and potential tenants to enter into new leases or satisfy rental payments under existing leases.

We could become more highly leveraged and an increase in debt service could adversely affect our cash flow and ability to make distributions.

We had approximately $217,389,000 of consolidated outstanding indebtedness, excluding discount and fair value adjustment, representing approximately 27% of our net assets (or approximately 33% of the approximate total acquisition cost of our consolidated properties, including intangibles) as of December 31, 2009. Although we have adopted a policy to limit our aggregate borrowing to no more than 65% of the cost of our assets before non-cash reserves and depreciation, subject to the 300% of net assets borrowing restriction described below, this policy may be altered at any time or suspended by our Board of Trustees if necessary to pursue attractive investment opportunities. Our organizational documents contain a limitation on the amount of indebtedness that we may incur, so that until our shares are listed on a national securities exchange, our aggregate borrowing may not exceed 300% of our net assets unless any excess borrowing is approved by a majority of our independent trustees and is disclosed to shareholders in our next quarterly report. If we become more highly leveraged, then the resulting increase in debt service could adversely affect our ability to make payments on outstanding indebtedness and to pay our anticipated distributions and/or the distributions required to qualify as a REIT, and could harm our financial condition.

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

Subject to maintaining our qualification as a REIT, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap agreements and interest rate swap agreements. These agreements may fail to protect or could adversely affect us because, among other things:

¡	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

¡	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

¡	the duration of the hedge may not match the duration of the related liability;

¡

the amount of income that a REIT may earn from hedging transactions (other than through taxable REIT subsidiaries) to offset interest rate losses is limited by U.S. federal tax provisions governing REITs;

¡	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

¡	the party owing money in the hedging transaction may default on its obligation to pay; and

¡	a court could rule that such an agreement is not legally enforceable.

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

As a REIT, we generally must distribute at least 90% of our annual net taxable income (excluding net capital gain) to our shareholders and we are subject to regular corporate income tax to the extent that we distribute less than 100% of our annual net taxable income. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to make distributions necessary to qualify as a REIT and avoid the payment of income and excise taxes, we may need to borrow funds on a short-term, or possibly long-term, basis, use proceeds from our current public offering or future public offerings, or sell properties, even if the then prevailing market conditions are not favorable for borrowings or sales. In addition, we may utilize these funding sources to make distributions that exceed the amount we are required to distribute to qualify as a REIT. Our need for cash to make distributions could result from, among other things, a difference in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes, the effect of non-deductible capital expenditures, the creation of reserves and the repayment of indebtedness.

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

As of December 31, 2009, we did not have any unresolved comments with the staff of the SEC.

ITEM 2.	PROPERTIES

Properties

As of December 31, 2009, we owned, on a consolidated basis, 60 office, retail, and industrial (primarily warehouse/distribution) properties located in 10 states (California, Florida, Georgia, Illinois, Massachusetts, Minnesota, North Carolina, South Carolina, Texas and Virginia) and in the United Kingdom, encompassing approximately 8,630,000 rentable square feet, as well as one undeveloped land parcel in Georgia. Our consolidated properties were approximately 82.21% leased (based upon square feet) as of December 31, 2009. As of December 31, 2009, certain of our consolidated properties were subject to mortgage debt, a description of which is set forth in Item 6 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Financing.”

In addition, we have ownership interests in three unconsolidated entities that, as of December 31, 2009, owned interests in 23 properties. Excluding those properties owned through our investment in CBRE Strategic Partners Asia, we owned, on an unconsolidated basis, 13 industrial, office and retail properties located in seven states (Arizona, Florida, Indiana, North Carolina, Ohio, Tennessee and Texas) encompassing approximately 6,904,000 rentable square feet. Our unconsolidated properties were approximately 99.75% leased (based upon square feet) as of December 31, 2009. As of December 31, 2009, certain of our unconsolidated properties were subject to mortgage debt, a description of which is set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Financing.”

The average effective annual rents for our industrial properties, office properties and retail properties were approximately $40,970,000, $36,721,000 and $8,384,000 as of December 31, 2009, respectively.

The following table provides information relating to our properties, excluding those owned through our investment in CBRE Strategic Partners Asia, as of December 31, 2009. These properties consisted of 50 industrial properties, encompassing 13,117,000 rentable square feet, 20 office properties, encompassing 1,920,000 rentable square feet and three retail properties, encompassing 497,000 rentable square feet.

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Domestic Consolidated Properties:
REMEC Corporate Campus 1 San Diego, CA	9/15/2004	1983	Office	100.00%	34	100.00%	$6,833
REMEC Corporate Campus 2 San Diego, CA	9/15/2004	1983	Office	100.00%	30	100.00%	6,125
REMEC Corporate Campus 3 San Diego, CA	9/15/2004	1983	Office	100.00%	37	100.00%	7,523
REMEC Corporate Campus 4 San Diego, CA	9/15/2004	1983	Office	100.00%	31	100.00%	6,186
300 Constitution Drive Boston, MA	11/3/2004	1998	Warehouse/Distribution	100.00%	330	100.00%	19,805
Deerfield Commons(2) Atlanta, GA	6/21/2005	2000	Office	100.00%	122	95.48%	21,834
505 Century(3) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	100	72.40%	6,095
631 International(3) Dallas, TX	1/9/2006	1998	Warehouse/Distribution	100.00%	73	100.00%	5,407
660 North Dorothy(3) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	120	80.63%	6,836
Bolingbrook Point III Chicago, IL	8/29/2007	2006	Warehouse/Distribution	100.00%	185	100.00%	18,170
Cherokee Corporate Park(3)(4) Spartanburg, SC	8/30/2007	2000	Warehouse/Distribution	100.00%	60	100.00%	3,775
Community Cash Complex 1(3)(4) Spartanburg, SC	8/30/2007	1960	Warehouse/Distribution	100.00%	205	32.83%	2,690
Community Cash Complex 2(3)(4) Spartanburg, SC	8/30/2007	1978	Warehouse/Distribution	100.00%	145	35.07%	2,225
Community Cash Complex 3(3)(4) Spartanburg, SC	8/30/2007	1981	Warehouse/Distribution	100.00%	116	100.00%	1,701
Community Cash Complex 4(3)(4) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	33	0.00%	547
Community Cash Complex 5(3)(4) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	53	84.85%	824

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Fairforest Building 1(3)(4) Spartanburg, SC	8/30/2007	2000	Manufacturing	100.00%	51	100.00%	2,974
Fairforest Building 2(3)(4) Spartanburg, SC	8/30/2007	1999	Manufacturing	100.00%	104	100.00%	5,379
Fairforest Building 3(3)(4) Spartanburg, SC	8/30/2007	2000	Manufacturing	100.00%	100	100.00%	5,760
Fairforest Building 4(3)(4) Spartanburg, SC	8/30/2007	2001	Manufacturing	100.00%	101	100.00%	5,640
Fairforest Building 5 Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	316	100.00%	16,968
Fairforest Building 6(5) Spartanburg, SC	8/30/2007	2005	Manufacturing	100.00%	101	100.00%	7,469
Fairforest Building 7(3) Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	101	49.28%	5,626
Greenville/Spartanburg Industrial Park(3)(4) Spartanburg, SC	8/30/2007	1990	Manufacturing	100.00%	67	100.00%	3,388
Highway 290 Commerce Park Building 1(3)(4) Spartanburg, SC	8/30/2007	1995	Warehouse/Distribution	100.00%	150	100.00%	5,388
Highway 290 Commerce Park Building 5(3)(4) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	30	100.00%	1,420
Highway 290 Commerce Park Building 7(3)(4) Spartanburg, SC	8/30/2007	1994	Warehouse/Distribution	100.00%	88	0.00%	4,889
HJ Park Building 1 Spartanburg, SC	8/30/2007	2003	Manufacturing	100.00%	70	100.00%	4,216
Jedburg Commerce Park(3) Charleston, SC	8/30/2007	2007	Manufacturing	100.00%	513	100.00%	41,991
Kings Mountain I(5) Charlotte, NC	8/30/2007	1998	Warehouse/Distribution	100.00%	100	0.00%	5,497
Kings Mountain II Charlotte, NC	8/30/2007	2002	Warehouse/Distribution	100.00%	302	100.00%	11,311
Mount Holly Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	100.00%	6,208
North Rhett I Charleston, SC	8/30/2007	1973	Warehouse/Distribution	100.00%	285	100.00%	10,302
North Rhett II Charleston, SC	8/30/2007	2001	Warehouse/Distribution	100.00%	102	99.95%	7,073
North Rhett III(5) Charleston, SC	8/30/2007	2002	Warehouse/Distribution	100.00%	80	100.00%	4,812
North Rhett IV Charleston, SC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	100.00%	17,060
Orangeburg Park Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	100.00%	5,474
Orchard Business Park 2(3)(4) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	18	100.00%	761
Union Cross Building I Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	101	100.00%	6,585
Union Cross Building II Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	0.00%	17,216
Highway 290 Commerce Park Building 2(3)(4) Spartanburg, SC	9/24/2007	1995	Warehouse/Distribution	100.00%	100	100.00%	4,626
Highway 290 Commerce Park Building 6(3)(4) Spartanburg, SC	11/1/2007	1996	Warehouse/Distribution	100.00%	105	0.00%	3,760
Orchard Business Park 1(3)(4) Spartanburg, SC	11/1/2007	1994	Warehouse/Distribution	100.00%	33	100.00%	1,378
Lakeside Office Center Dallas, TX	3/5/2008	2006	Office	100.00%	99	97.38%	17,994
Kings Mountain III(3) Charlotte, NC	3/14/2008	2007	Warehouse/Distribution	100.00%	542	0.00%	25,728
Enclave on the Lake Houston, TX	7/1/2008	1999	Office	100.00%	171	100.00%	37,827
Avion Midrise III Washington, DC	11/18/2008	2002	Office	100.00%	71	100.00%	21,111
Avion Midrise IV Washington, DC	11/18/2008	2002	Office	100.00%	72	100.00%	21,112
13201 Wilfred(3) Minneapolis, MN	6/29/2009	1999	Warehouse/Distribution	100.00%	335	100.00%	15,340
3011, 3055 & 3077 Comcast Place(3) Oakland, CA	7/1/2009	1988	Office	100.00%	220	100.00%	49,000

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
140 Depot Street(3) Boston, MA	7/31/2009	2007	Warehouse/Distribution	100.00%	238	100.00%	18,950
12650 Ingenuity Drive Orlando, FL	8/5/2009	1999	Office	100.00%	125	100.00%	25,350
Crest Ridge Corporate Center 1(3) Minneapolis, MN	8/17/2009	2009	Office	100.00%	116	100.00%	28,419
West Point Trade Center(3) Jacksonville, FL	12/30/2009	2009	Warehouse/Distribution	100.00%	602	100.00%	29,000
Miramar I(3) Fort Lauderdale, FL	12/31/2009	2001	Office	100.00%	94	100.00%	17,000
Miramar II(3) Fort Lauderdale, FL	12/31/2009	2002	Office	100.00%	129	100.00%	25,479

Total Domestic Consolidated Properties					8,340	81.60%	662,057

International Consolidated Properties:
602 Central Blvd.(6) Coventry, UK	4/27/2007	2001	Office	100.00%	50	100.00%	23,847
Thames Valley Five Reading, UK	3/20/2008	1998	Office	100.00%	40	100.00%	29,572
Albion Mills Retail Park Wakefield, UK	7/11/2008	2000	Retail	100.00%	55	100.00%	22,098
Maskew Retail Park(9) Peterborough, UK	10/23/2008	2007	Retail	100.00%	145	100.00%	53,740

Total International Consolidated Properties					290	100.00%	129,257

Total Consolidated Properties					8,630	82.21%	791,314

Unconsolidated Properties(7):
Buckeye Logistics Center (8) Phoenix, AZ	6/12/2008	2008	Warehouse/Distribution	80.00%	605	100.00%	35,573
Afton Ridge Shopping Center(9) Charlotte, NC	9/18/2008	2007	Retail	90.00%	296	94.24%	44,706
AllPoints at Anson Bldg. 1(8) Indianapolis, IN	9/30/2008	2008	Warehouse/Distribution	80.00%	631	100.00%	27,150
12200 President’s Court(8) Jacksonville, FL	9/30/2008	2008	Warehouse/Distribution	80.00%	772	100.00%	29,995
201 Sunridge Blvd.(8) Dallas, TX	9/30/2008	2008	Warehouse/Distribution	80.00%	823	100.00%	25,690
Aspen Corporate Center 500(8) Nashville, TN	9/30/2008	2008	Office	80.00%	180	100.00%	30,033
125 Enterprise Parkway(8) Columbus, OH	12/10/2008	2008	Warehouse/Distribution	80.00%	1,142	100.00%	38,088
AllPoints Midwest Bldg. 1(8) Indianapolis, IN	12/10/2008	2008	Warehouse/Distribution	80.00%	1,200	100.00%	41,428
Celebration Office Center(8) Orlando, FL	5/13/2009	2009	Office	80.00%	101	100.00%	13,640
22535 Colonial Pkwy(8) Houston, TX	5/13/2009	2009	Office	80.00%	90	100.00%	11,596
Fairfield Distribution Ctr. IX(8) Tampa, FL	5/13/2009	2008	Warehouse/Distribution	80.00%	136	100.00%	7,151
Northpoint III(8) Orlando, FL	10/15/2009	2001	Office	80.00%	108	100.00%	14,592
Goodyear Crossing Ind. Park II(8) Phoenix, AZ	12/7/2009	2009	Warehouse/Distribution	80.00%	820	100.00%	36,516

Total Unconsolidated Properties(7)					6,904	99.75%	356,158

Total Properties(7)					15,534	90.01%	$1,147,472

(1)	Approximate total acquisition cost represents the pro rata purchase price inclusive of customary closing costs and acquisition fees/acquisition expenses.

(2)	Includes undeveloped land zoned for future use.

(3)	This property is unencumbered and not secured by mortgage debt.

(4)	Properties previously held for sale were transferred to continuing operations during the quarter ended September 30, 2008.

(5)	Includes the purchase prices of adjacent land parcels acquired on January 23, 2008.

(6)	Capita Business Services vacated 602 Central Blvd. on February 28, 2010.

(7)	Does not include CBRE Strategic Partners Asia properties.

(8)	This property is held through the Duke joint venture.

(9)	This property is held through the Afton Ridge joint venture.

Additional information relating to our consolidated and unconsolidated properties as of December 31, 2009 is provided below.

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

Deerfield Commons I & II—Atlanta, GA

Deerfield Commons I is a multi-tenant office building located in Alpharetta, GA, a suburb of Atlanta, which is 95% leased to tenants encompassing a variety of business uses including financial services, publishing, and executive suites. Lease terms range from three to ten years. Regus Business Centers is the largest tenant at this property, and occupies approximately 45,321 square feet with a lease scheduled to expire in May 2010. Also included with this asset is Deerfield Commons II, ten acres of undeveloped land zoned for office use.

Texas Portfolio—Dallas, TX

Texas Portfolio is comprised of three multi-tenant warehouse/distribution buildings (660 Dorothy, 505 Century, and 631 International) located in Allen and Richardson, Texas, both suburbs of Dallas, which is 83% leased to nine tenants encompassing a variety of business uses including communication, commercial and information technology services.

Bolingbrook Point III—Chicago, IL

Bolingbrook Point III located in Bolingbrook, IL, a suburb of Chicago, consists of a 185,045 square foot, multi-tenant warehouse distribution building completed in May 2006. The building is 100% leased to two tenants on long-term leases. Kraus Floors, LLC, a joint venture between Kraus Carpet Mills and The Tarkett Group, occupies 86,631 square feet and Compass Group USA, Inc., a managed foodservices company, occupies the remaining 98,414 square feet.

Carolina Portfolio

The Carolina Portfolio consists of 34 warehouse/distribution and manufacturing buildings located in the markets of Greenville/Spartanburg, SC; Charleston, SC; Charlotte, NC; and Winston-Salem, NC. The Carolina Portfolio totals approximately 5,005,452 square feet of industrial space and is currently 71% leased to tenants encompassing a variety of business uses including automotive, consumer products and logistics services. Jedburg Commerce Park is 100% leased to American La France LLC, a manufacturer of fire, rescue and vocational vehicles, under a lease that is scheduled to expire in July 2013 and each of Fairforest Bldg. 5, Kings Mountain II, and North Rhett IV is 100% leased to tenants under leases that are scheduled to expire in February 2013, December 2019 and January 2022, respectively.

Lakeside Office Center—Dallas, TX

The Lakeside Office Center consists of a 98,750 square foot, three-story office building and surface parking. The building is 97% leased to several tenants, one of which is Teachers Insurance and Annuity Association of America, one of the nation’s largest financial services companies, who occupy 67,516 square feet.

Enclave on the Lake—Houston, TX

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

13201 Wilfred Lane—Minneapolis, MN

On June 29, 2009, we acquired 13201 Wilfred Lane, located in Rogers, MN, a suburb of Minneapolis. We acquired 13201 Wilfred Lane for approximately $15,340,000, exclusive of customary closing costs, using the net proceeds from this offering. Upon closing, we paid the Investment Advisor a $230,000 acquisition fee.

13201 Wilfred Lane is a 335,400 square foot warehouse/distribution building completed in 1999 and is 100% leased to Walgreens Co. through July 2018. Walgreens Co. is one of the nation’s largest retailers of pharmaceuticals and consumer goods and currently utilizes the property for distribution of non-pharmaceutical goods to Walgreens stores in three states.

3011, 3055 & 3077 Comcast Place—Oakland, CA

On July 1, 2009, we acquired 3011, 3055 & 3077 Comcast Place, located in the Tri-Valley Technology Park in Livermore, CA, a suburb in the eastern portion of the San Francisco Bay Area. We acquired 3011, 3055 & 3077 Comcast Place for approximately $49,000,000, exclusive of customary closing costs, using the net proceeds from this offering. Upon closing, we paid the Investment Advisor a $735,000 acquisition fee.

3011, 3055 & 3077 Comcast Place is a 219,631 square foot office campus consisting of one two-story building and two one-story buildings with surface parking lots, completed in 1987/88 and fully renovated in 2009. The property is 100% leased to Comcast of California/Colorado/Washington I, Inc, a subsidiary of Comcast Corporation, through December 2023, and guaranteed by Comcast Corporation. Comcast Corporation is one of the nation’s largest providers of cable, entertainment and communications products and services and utilizes the property as a regional headquarters, call-center and operations center.

140 Depot Street—Boston, MA

On July 31, 2009, we acquired 140 Depot Street, located in Bellingham, MA, a suburb of Boston. We acquired 140 Depot Street for approximately $18,950,000, exclusive of customary closing costs, using the net proceeds from this offering. Upon closing, we paid the Investment Advisor a $284,000 acquisition fee.

140 Depot Street is a 238,370 square foot warehouse/distribution building to be completed in 2009 and has no operating history. The property is 100% leased to Best Buy Stores, L.P. through July 2019. Best Buy Stores, L.P. is one of the nation’s leading retailers of consumer appliances and electronic goods and plans to utilize the property as a regional distribution center for large electronics and appliances of the type generally delivered directly to consumers’ homes.

12650 Ingenuity Drive—Orlando, FL

On August 5, 2009, we acquired 12650 Ingenuity Drive, located in Orlando, FL. We acquired 12650 Ingenuity Drive for approximately $25,350,000, exclusive of customary closing costs, using the net proceeds from this offering and the assumption of approximately $13,540,000 of existing first mortgage financing. Upon closing, we paid the Investment Advisor a $380,000 acquisition fee.

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

Crest Ridge Corporate Center I—Minneapolis, MN

On August 17, 2009, we acquired Crest Ridge Corporate Center I, located in Minnetonka, MN, a suburb of Minneapolis. We acquired Crest Ridge Corporate Center I for approximately $28,419,000, exclusive of customary closing costs, using the net proceeds from this offering. Upon closing, we paid the Investment Advisor a $426,000 acquisition fee.

Crest Ridge Corporate Center I is a 116,338 square foot, three-story office building, with structured parking, scheduled to be completed in 2009 and has no operating history. The property is 100% leased to Syngenta Seeds, Inc. to be utilized as its corporate headquarters through June 2019. Syngenta Seeds, Inc. is a subsidiary o f global agri-business company Syngenta AG and provides corn, soybean, sugar-beet and vegetable seeds to growers throughout the U.S. The lease is guaranteed by the U.S. parent, Syngenta US Holdings, Inc.

West Point Trade Center—Jacksonville, FL

On December 30, 2009, we acquired West Point Trade Center, located in Jacksonville, FL. We acquired West Point Trade Center for approximately $29,000,000, exclusive of customary closing costs, using the net proceeds from this offering. Upon closing, we paid the Investment Advisor a $435,000 acquisition fee.

West Point Trade Center is a 601,500 square foot warehouse/distribution building that was completed in 2009. The property is 100% leased to Dr Pepper/Seven Up, Inc., and guaranteed by Dr Pepper Snapple Group, Inc., through October 2019. Dr Pepper Snapple Group, Inc. is one of the nation’s largest beverage companies and utilizes the property as a regional distribution center.

Miramar I & II—Miami, FL

On December 31, 2009, we acquired Miramar I & II, located in Miramar, FL, a suburb of Miami. We acquired Miramar I & II for approximately $42,479,000 Miramar I for $17,000,000 and Miramar II for $25,479,000, exclusive of customary closing costs, using the net proceeds from this offering. Upon closing, we paid the Investment Advisor a $631,000 acquisition fee.

Miramar I is a two-story, 94,060 square foot office building, with a surface parking lot, completed in 2002. The property is 100% leased to DeVry Inc., through November 2017. DeVry Inc. operates DeVry University, one of the nation’s largest for-profit universities and utilizes the property for classroom space. Miramar II is a three story, 128,540 square foot office building with surface parking lot, completed in 2001. The property is 100% leased to Royal Caribbean Cruises Ltd. through May 2016. Royal Caribbean Cruises Ltd. is one of the world’s largest cruise ship lines and utilizes the property for corporate support operations.

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

On June 12, 2008, September 30, 2008 and December 10, 2008, the Duke joint venture acquired fee interests in seven properties pursuant to the contribution agreement. All of the properties acquired were new built-to-suit, 100% leased, single-tenant buildings that did not have an operating history. The Duke joint venture obtained financing from 40/86 Mortgage Capital, Inc. for each of the seven properties. The financings, totaling $150,000,000, carry an interest rate of 5.58%, a term of five years and are cross-collateralized among the properties. The seven buildings were completed in 2007 and 2008.

On May 13, 2009, the Duke joint venture acquired each of (i) 22535 Colonial Pkwy., located at 22535 Colonial Pkwy., Katy, TX, a suburb of Houston, (ii) Celebration Office Center III, located at 1390 Celebration Blvd., Celebration, FL, a suburb of Orlando, and (iii) Fairfield Distribution Ctr. IX located 4543-4561 Oak Fair Blvd., Tampa FL. The Duke joint venture acquired 22535 Colonial Pkwy. for approximately $14,700,000, Celebration Office Center III for approximately $17,050,000 and Fairfield Distribution Ctr. IX for approximately $9,300,000, exclusive of customary closing costs. We own an 80% interest in the Duke joint venture and we made cash contributions totaling approximately $32,840,000 to the Duke joint venture in connection with these acquisitions upon closing, we paid the Investment Advisor a $493,000 acquisition fee.

22535 Colonial Pkwy. consists of a 89,750 square foot two-story office building that was completed in March 2009 and has no operating history. 22535 Colonial Pkwy. was built-to-suit and is 100% leased to Det Norske Veritas a third-party provider of risk management services for the maritime industry, and is under a lease that expires in June 2019. Celebration Office Center III consists of a 100,924 square foot three-story office building that was completed in April 2009 and has no operating history. Celebration Office Center III is being built-to-suit and is 100% leased to Disney Vacation Development, a subsidiary of Disney Enterprises Inc. and the developer and operator of Disney Vacation Club timeshares, and is under a lease that expires in March 2016. Fairfield Distribution Ctr. IX consists of a 136,212 square foot warehouse/distribution building that was completed in September 2008 and has a limited operating history. Fairfield Distribution Ctr. IX was built-to-suit and is 100% leased to Iron Mountain, the leading records management company in the U.S., and is under a lease that expires in August 2025.

On October 15, 2009, the Duke joint venture acquired Northpoint III, located in Lake Mary, FL, a suburb of Orlando, for approximately $18,240,000, exclusive of customary closing costs and acquisition fees which are both expensed as incurred. We own an 80% interest in the Duke joint venture, and we made cash contributions totaling approximately $14,592,000 to the Duke joint venture in connection with the acquisition. Upon closing, we paid the Investment Advisor a $219,000 acquisition fee.

Northpoint III is a 108,499 square foot four-story office building that was completed in 2001. Northpoint III is 100% leased to Florida Power Corporation d/b/a Progress Energy Florida, Inc., a major electric utility in Florida through October, 2021.

On December 7, 2009, the Duke joint venture acquired Goodyear Crossing Ind. Park II, located in Goodyear, AZ, a suburb of Phoenix, for approximately $45,645,000, exclusive of customary closing costs and acquisition fees which are both expensed as incurred. We own an 80% interest in the Duke joint venture and we made cash contributions of approximately $36,516,000 to the Duke joint venture in connection with the acquisition. Upon closing, we paid the Investment Advisor a $548,000 acquisition fee.

Goodyear Crossing Ind. Park II is an 820,384 square foot warehouse/distribution building that was built in 2008 and expanded in 2009. The property is 100% leased to Amazon.com.azdc, Inc., with a guarantee from its parent Amazon.com until September 2019.

As of December 31, 2009, the Duke joint venture has purchased approximately $387,335,000 of assets, exclusive of acquisition fees and closing costs, and holds interests in 12 properties, four located in Florida, two located in Indiana, two located in Texas, two located in Arizona and one in each of Ohio and Tennessee.

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

For a period of three years from the date of the operating agreement, the Duke joint venture will have the right to acquire additional newly developed bulk industrial built-to-suit properties from Duke if such properties satisfy certain specified conditions. We will retain the right to approve the acquisition and purchase price of each such property. The total amount of properties (inclusive of the Industrial Portfolio) that may be contributed to the Duke joint venture over this period may be up to $800,000,000. As of December 31, 2009, we have no further required capital commitments to fund the Duke joint venture, but may continue to participate in future available properties at our discretion.

Those investments where we have the ability to exercise significant influence (but not control) over operating and financial policies of such entities are accounted for using the equity method. We eliminate transactions with such equity method subsidiaries to the extent of our ownership in such entities.

Afton Ridge Joint Venture

On September 18, 2008, we acquired a 90% ownership interest in Afton Ridge Joint Venture, LLC, or Afton Ridge, the owner of Afton Ridge Shopping Center, from unrelated third parties. CK Afton Ridge Shopping Center, LLC, a subsidiary of Childress Klein Properties, Inc., or CK Afton Ridge, retained a 10% ownership interest in Afton Ridge and continues to manage Afton Ridge Shopping Center. In connection with the services it provides, CK Afton Ridge is entitled to receive fees, including management, construction management and property management fees. Afton Ridge Shopping Center is located at the intersection of I-85 and Kannapolis Parkway, in Kannapolis, NC.

Afton Ridge Shopping Center is a 470,288 square foot regional shopping center, completed in 2007, in which we own 296,388 rentable square feet that is currently 94% leased. One of the shopping center’s anchors, a 173,900 square foot SuperTarget, is not owned by us. Additional anchor tenants in Afton Ridge Shopping Center are Best Buy, Marshalls, PetSmart, Dick’s Sporting Goods, Stein Mart and Ashley Furniture. Afton Ridge Shopping Center is the retail component of a 260 acre master planned mixed-use development.

International Properties—Consolidated

602 Central Blvd.—Coventry, UK

602 Central Blvd. consists of a three-story office building containing approximately 49,985 rentable square feet and a surface parking lot completed in 2001. The office building is currently 100% leased to Capita Business Services Limited, part of The Capita Group plc, one of the UK’s largest business process outsourcing firms and the guarantor on the lease; however, Capita Business Services Limited exercised their one-time option to terminate the lease and vacated the building in February 2010.

Thames Valley Five—Reading, UK

Thames Valley Five consists of a four story office building and surface parking lot completed in 1998. The office building is 100% leased to Regus (United Kingdom) Ltd., a subsidiary of Regus Group PLC, one of the world’s largest providers of outsourced workplace solutions under a lease that expires in December 2013.

Albion Mills Retail Park—Wakefield, UK

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

Maskew Retail Park—Peterborough, UK

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

International Properties—Unconsolidated

CBRE Strategic Partners Asia

We have agreed to a capital commitment of up to $20,000,000 in CB Richard Ellis Strategic Partners Asia II-A, L.P., or CBRE Strategic Partners Asia. As of December 31, 2009, we had funded $9,079,000 of our capital commitment. CBRE Investors, our sponsor, formed CBRE Strategic Partners Asia to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in Asia, including China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. The initial closing of CBRE Strategic Partners Asia was in October 2007 with additional commitments being accepted through

January 2008. CBRE Strategic Partners Asia closed on January 31, 2008, with aggregate capital commitments of $394,200,000. CBRE Strategic Partners Asia has an eight-year term, which may be extended for up to two one-year periods with the approval of two-thirds of the limited partners.

As of December 31, 2009, CBRE Strategic Partners Asia, with its parallel fund CB Richard Ellis Strategic Partners Asia II, L.P., had aggregate investor commitments of approximately $394,200,000 from institutional investors including CBRE Investors and had acquired ownership interests in 10 properties, five in China and five in Japan. As of December 31, 2009, we owned an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. Our capital commitment is currently being pledged as collateral on borrowings of CBRE Strategic Partners Asia of which our pro rata portion of such borrowings was approximately $5,208,000 based on our 5.07% ownership interest in CBRE Strategic Partners Asia at December 31, 2009.

CBRE Strategic Partners Asia is managed by CB Richard Ellis Investors SP Asia II, LLC, or the Investment Manager, an affiliate of CBRE Investors. The Investment Manager is entitled to an annual management fee at an annual rate equal to 1.25% of the capital commitments (or an annual rate of 1.5% of the capital commitments for limited partners (which includes us) with aggregate capital commitments of less than $50,000,000). The Investment Manager is also entitled to an acquisition fee equal to (i) for assets acquired for ground up, new development or asset repositioning involving refurbishment activity, 0.75% of CBRE Strategic Partners Asia’s pro rata share of the total acquisition cost of such investment, plus 0.375% of the amount of projected capital expenditures required for such development or refurbishment activity, or (ii) for all other assets, 0.75% of CBRE Strategic Partners Asia’s pro rata share of the total acquisition cost of such investment. Our share of investment management and acquisition fees paid to the Investment Manager were approximately $300,000, $271,000 and $51,000 and none, $104,000 and $45,000, respectively, for the years ended December 31, 2009, 2008 and 2007, respectively.

We will pay our Investment Advisor investment management and acquisition fees with respect to our investment in CBRE Strategic Partners Asia. Such fees paid to our investment advisor will be reduced, but not below zero, by our proportionate share of the management and acquisition fees paid to the Investment Manager. As of December 31, 2009, we had paid no fees to our Investment Advisor relating to this investment.

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

Property Type Concentration

Our property type concentrations as of December 31, 2009 are as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

Property Type	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
Warehouse/Distribution	34	5,881	$293,447	8	6,129	$241,591	42	12,010	$535,038
Office	16	1,441	345,212	4	479	69,861	20	1,920	415,073
Retail	2	201	75,838	1	296	44,706	3	497	120,544
Manufacturing	8	1,107	76,817	—	—	—	8	1,107	76,817

Total	60	8,630	$791,314	13	6,904	$356,158	73	15,534	$1,147,472

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Geographic Concentration

Our geographic concentrations as of December 31, 2009 are as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Domestic	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
South Carolina	29	3,647	$184,324	—	—	$—	29	3,647	$184,324
Florida	4	948	96,829	4	1,117	65,378	8	2,065	162,207
Texas	5	563	74,159	2	913	37,286	7	1,476	111,445
North Carolina	5	1,360	66,337	1	296	44,706	6	1,656	111,043
California	5	352	75,667	—	—	—	5	352	75,667
Arizona	—	—	—	2	1,425	72,089	2	1,425	72,089
Indiana	—	—	—	2	1,831	68,578	2	1,831	68,578
Minnesota	2	452	43,759	—	—	—	2	452	43,759
Virginia	2	143	42,223	—	—	—	2	143	42,223
Massachusetts	2	568	38,755	—	—	—	2	568	38,755
Ohio	—	—	—	1	1,142	38,088	1	1,142	38,088
Tennessee	—	—	—	1	180	30,033	1	180	30,033
Georgia	1	122	21,834	—	—	—	1	122	21,834
Illinois	1	185	18,170	—	—	—	1	185	18,170

Total Domestic	56	8,340	662,057	13	6,904	356,158	69	15,244	1,018,215

International
United Kingdom	4	290	129,257	—	—	—	4	290	129,257

Total	60	8,630	$791,314	13	6,904	$356,158	73	15,534	$1,147,472

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Significant Tenants

The following table details our largest tenants as of December 31, 2009 (in thousands):

	Tenant	Primary Industry	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
			Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
1	Amazon.com(2)	Internet Retail	—	$—	2,056	$7,654	2,056	$7,654
2	Comcast	Telecommunications	220	4,462	—	—	220	4,462
3	SBM Offshore(3)	Petroleum and Mining	171	4,277	—	—	171	4,277
4	Unilever(4)	Consumer Products	—	—	1,595	3,864	1,595	3,864
5	Prime Distribution Services	Logistics and Distribution	—	—	1,200	2,958	1,200	2,958
6	American LaFrance	Vehicle Related Manufacturing	513	2,892	—	—	513	2,892
7	Kellogg’s	Consumer Product	—	—	1,142	2,817	1,142	2,817
8	B&Q	Home Furnishings/ Home improvement	104	2,699	—	—	104	2,699
9	Royal Caribbean	Travel and Leisure	129	2,621	—	—	129	2,621
10	Regus Business Centers	Executive Office Suites	86	2,594	—	—	86	2,594
11	Syngenta Seed	Agriculture	116	2,472	—	—	116	2,472
12	REMEC	Defense and Aerospace	133	2,448	—	—	133	2,448
13	Dr. Pepper	Food service and Retail	602	2,388	—	—	602	2,388
14	Verizon Wireless	Telecommunications	—	—	180	2,180	180	2,180
15	US General Services Administration	Government	72	2,135	—	—	72	2,135
16	Kaplan(6)	Education	125	2,054	—	—	125	2,054
17	Best Buy	Specialty Retail	238	1,657	30	317	268	1,974
18	DeVry	Education	94	1,897	—	—	94	1,897
19	Lockheed Martin	Defense and Aerospace	71	1,793	—	—	71	1,793
20	Disney Vacation Development	Entertainment	—	—	101	1,748	101	1,748
21	Women’s Apparel Group	Internet Retail	330	1,426	—	—	330	1,426
22	Walgreens	Pharmaceutical and Health Care Relate	335	1,351	—	—	335	1,351
23	Florida Power	Utilities	—	—	108	1,280	108	1,280
24	Capita Business Services(7)	Business Services	50	1,235	—	—	50	1,235
25	Echostar Satellite	Telecommunications	316	1,225	—	—	316	1,225
	Other (92 tenants)		3,390	17,343	475	4,288	3,865	21,631

			7,095	$58,969	6,887	$27,106	13,982	$86,075

(1)

Net Rentable Square Feet for Unconsolidated Properties is at 100%. Annualized Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

(2)

Our tenants are Amazon.com.azdc, Inc., in our Buckeye Logistics Center and Goodyear Crossing Park II properties, and Amazon.com.indc, LLC, in our AllPoints at Anson Bldg. 1 property, which are all wholly-owned subsidiaries of Amazon.com.

(3)	Our tenant is Atlantic Offshore Ltd., a wholly-owned subsidiary of SBM Offshore.

(4)	Our tenant is CONOPCO, Inc., a wholly-owned subsidiary of Unilever.

(5)	Verizon Wireless is the d/b/a for Cellco Partnership.

(6)	Our tenant is Iowa College Acquisitions Corp., an operating subsidiary of Kaplan, Inc. The lease is guaranteed by Kaplan Inc.

(7)	Capita Business Services vacated 602 Central Blvd on February 28, 2010.

Tenant Industries

Our tenants operate across a wide range of industries. The following table details our tenant-industry concentrations as of December 31, 2009 (in thousands):

	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
Primary Tenant Industry Category	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
Internet Retail	330	$1,426	2,056	$7,654	2,386	$9,080
Consumer Products	256	1,287	2,747	6,824	3,003	8,111
Telecommunications	536	5,695	180	2,180	716	7,875
Logistics and Distribution	594	2,122	1,337	3,427	1,931	5,549
Home Furnishings/Home Improvement	549	5,016	35	391	584	5,407
Travel and Leisure	129	2,621	101	1,748	230	4,369
Vehicle Related Manufacturing	800	4,367	—	—	800	4,367
Business Services	527	3,295	90	994	617	4,289
Petroleum and Mining	171	4,277	—	—	171	4,277
Defense and Aerospace	204	4,241	—	—	204	4,241
Education	219	3,951	—	—	219	3,951
Specialty Retail	284	2,784	75	712	359	3,496
Food Service and Retail	710	3,183	14	278	724	3,461
Other Manufacturing	801	2,922	—	—	801	2,922
Executive Office Suites	86	2,594	—	—	86	2,594
Agriculture	116	2,472	—	—	116	2,472
Pharmaceutical and Health Care Related	458	2,186	2	36	460	2,222
Government	72	2,135	—	—	72	2,135
Financial Services	182	1,604	—	—	182	1,604
Utilities	—	—	108	1,280	108	1,280
Apparel Retail	—	—	91	818	91	818
Professional Services	49	668	6	124	55	792
Other Retail	22	123	45	640	67	763

Total	7,095	$58,969	6,887	$27,106	13,982	$86,075

(1)

Net Rentable Square Feet for Unconsolidated Properties is at 100%. Annualized Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Tenant Lease Expirations

The following table sets forth a schedule of expiring leases for our consolidated and unconsolidated properties as of December 31, 2009 (in thousands):

	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
	Expiring Net Rentable Square Feet	Expiring Base Rent	Expiring Net Rentable Square Feet	Expiring Base Rent	Expiring Net Rentable Square Feet	Expiring Base Rent
2010	730	$5,088	—	$—	730	$5,088
2011	176	922	—	—	176	922
2012	689	10,080	20	324	709	10,404
2013	1,296	8,305	20	414	1,316	8,719
2014	102	521	14	254	116	775
2015	654	2,932	—	—	654	2,932
2016	327	4,157	131	2,323	458	6,480
2017	294	5,671	116	1,169	410	6,840
2018	336	1,583	3,088	12,840	3,424	14,423
2019	1,462	9,403	3,253	11,311	4,715	20,714
Thereafter	1,029	16,848	245	2,343	1,274	19,191

Total	7,095	$65,510	6,887	$30,978	13,982	$96,488

Weighted Average Expiration (years)		7.87		9.35		8.35

(1)

Expiring Net Rentable Square Feet for Unconsolidated Properties is at 100%. Expiring Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Property Portfolio Size

Our portfolio size at the end of each quarter since commencement of our initial public offering through December 31, 2009 is as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Cumulative Property Portfolio as of:	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
9/30/2006	9	878	$86,644	—	—	$—	9	878	$86,644
12/31/2006	9	878	86,644	—	—	—	9	878	86,644
3/31/2007	9	878	86,644	—	—	—	9	878	86,644
6/30/2007	10	928	110,491	—	—	—	10	928	110,491
9/30/2007	42	5,439	348,456	—	—	—	42	5,439	348,456
12/31/2007	44	5,576	353,594	—	—	—	44	5,576	353,594
3/31/2008	47	6,257	426,856	—	—	—	47	6,257	426,856
6/30/2008	47	6,257	426,856	1	605	35,636	48	6,862	462,492
9/30/2008	49	6,483	486,777	6	3,307	193,773	55	9,790	680,550
12/31/2008	52	6,771	582,682	8	5,649	273,205	60	12,420	855,887
3/31/2009	52	6,771	582,717	8	5,649	273,130	60	12,420	855,847
6/30/2009	53	7,106	598,103	11	5,976	305,308	64	13,082	903,411
9/30/2009	57	7,805	719,822	11	5,976	305,202	68	13,781	1,025,024
12/31/2009	60	8,630	791,314	13	6,904	356,158	73	15,534	1,147,472

(1)

Net Rentable Square Feet for unconsolidated properties is at 100%. Approximate Total Acquisition Cost is at our pro rata share of effective ownership and does not include our investment in CBRE Strategic Partners Asia.

Rental Operations

Our reportable segments consist of three types of commercial real estate properties for which our management internally evaluates operating performance and financial results: the Domestic Industrial Properties, Domestic Office Properties and International Office/Retail Properties. All periods presented have been revised to report our segment results under our new reportable segment structure. We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, management fees and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our company-level general and administrative expenses. The following tables compare the net operating income for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Domestic Industrial Properties
Revenues:
Rental	$19,473	$20,350	$8,989
Tenant Reimbursements	5,057	4,323	1,447

Total Revenues	24,530	24,673	10,436
Property and Related Expenses:
Operating and Maintenance	1,297	1,146	382
General and Administrative	312	147	40
Property Management Fee to Related Party	346	376	114
Property Taxes	4,916	4,054	1,249

Total Expenses	6,871	5,723	1,785

Net Operating Income	17,659	18,950	8,651

	Year Ended December 31,
	2009	2008	2007
Domestic Office Properties
Revenues:
Rental	19,430	8,429	3,890
Tenant Reimbursements	3,974	2,290	1,174

Total Revenues	23,404	10,719	5,064

Property and Related Expenses:
Operating and Maintenance	3,395	1,974	656
General and Administrative	174	61	29
Property Management Fee to Related Party	139	94	39
Property Taxes	2,708	1,425	529

Total Expenses	6,416	3,554	1,253

Net Operating Income	16,988	7,165	3,811

International Office/Retail Properties
Revenues:
Rental	8,120	4,617	1,149
Tenant Reimbursements	270	140	12

Total Revenues	8,390	4,757	1,161

Property and Related Expenses:
Operating and Maintenance	282	128	19
General and Administrative	142	82	23
Property Management Fee to Related Party	171	21	7

Total Expenses	595	231	49

Net Operating Income	7,795	4,526	1,112

Reconciliation to Consolidated Net Loss
Total Segment Net Operating Income(1)	42,442	30,641	13,574
Interest Expense	11,378	10,323	5,049
General and Administrative	3,618	3,030	1,761
Investment Management Fee to Related Party	7,803	3,964	1,547
Acquisition Expenses	5,832	—	—
Depreciation and Amortization	25,093	17,171	8,050
Loss on Impairment	9,160	—	—

	(20,442)	(3,847)	(2,833)

Other Income and Expenses
Interest and Other Income	344	2,039	2,855
Net Settlement (Payments) Receipts on Interest Rate Swaps	(660)	65	—
Gain (Loss) on Interest Rate Swaps and Cap	89	(1,496)	—
(Loss) Gain on Note Payable at Fair Value	(807)	1,168	—
Loss on Transfer of Held for Sale Real Estate to Continuing Operations	—	(3,451)	—

(Loss) Income Before (Provision) Benefit for Income Taxes and Equity in Income (Loss) of Unconsolidated Entities	(21,476)	(5,522)	22

(Provision) Benefit for Income Taxes	(169)	82	(279)
Equity in Income (Loss) of Unconsolidated Entities	2,743	(1,242)	(150)

Net Loss	(18,902)	(6,682)	(407)

Net Loss Attributable to Non-Controlling Operating Partnership Units	54	26	4

Net Loss Attributable to CB Richard Ellis Realty Trust Shareholders	$(18,848)	$(6,656)	$(403)

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

Tax Basis and Real Estate Tax

The following table provides information regarding our tax basis and real estate taxes at each of our consolidated properties as of December 31, 2009:

Location	Property	Original Income Tax Basis	2009 Annualized Real Estate Taxes
San Diego, CA	REMEC Corporate Campus	$26,667,000	$311,000
Taunton, MA	300 Constitution Drive	19,805,000	329,000
Alpharetta, GA	Deerfield Commons I	19,572,000	299,000
Alpharetta, GA	Deerfield Commons II	2,262,000	50,000
Allen, TX	505 Century	6,095,000	106,000
Richardson, TX	631 International	5,407,000	104,000
Richardson, TX	660 North Dorothy	6,836,000	115,000
Bolingbrook, IL	Bolingbrook Point III	18,170,000	203,000
Spartanburg, SC	Cherokee Corporate Park	3,775,000	38,000
Spartanburg, SC	Community Cash Complex 1-5	7,987,000	145,000
Spartanburg, SC	Fairforest Bldgs 1-4	19,753,000	356,000
Spartanburg, SC	Fairforest Bldg. 5	16,968,000	264,000
Spartanburg, SC	Fairforest Bldg. 6	7,469,000	160,000
Spartanburg, SC	Fairforest Bldg. 7	5,626,000	137,000
Spartanburg, SC	Greenville/Spartanburg Ind. Pk	3,388,000	69,000
Spartanburg, SC	Highway 290 Commerce Pk Bldgs	20,083,000	370,000
Spartanburg, SC	HJ Park Bldg. 1	4,216,000	105,000
Charleston, SC	Jedburg Commerce Park	41,991,000	759,000
Charlotte, NC	Kings Mountain I	5,497,000	35,000
Charlotte, NC	Kings Mountain II	11,311,000	56,000
Charleston, SC	Mount Holly Building	6,208,000	54,000
Charleston, SC	North Rhett I	10,302,000	143,000
Charleston, SC	North Rhett II	7,073,000	66,000
Charleston, SC	North Rhett III	4,812,000	55,000
Charleston, SC	North Rhett IV	17,060,000	224,000
Charleston, SC	Orangeburg Park Bldg.	5,474,000	181,000
Spartanburg, SC	Orchard Business Park 1 & 2	2,139,000	47,000
Winston-Salem, NC	Union Cross Bldg. I	6,585,000	178,000
Winston-Salem, NC	Union Cross Bldg. II	17,216,000	172,000
Lewisville, TX	Lakeside Office Center	17,994,000	252,000
Charlotte, NC	Kings Mountain III	25,728,000	74,000
Houston, TX	Enclave on the Lake	37,827,000	739,000
Washington, DC	Avion Midrise III	21,111,000	259,000
Washington, DC	Avion Midrise IV	21,112,000	261,000
Minneapolis, MN	13201 Wilfred	15,340,000	526,000
Oakland, Ca	3011, 3055 & 3077 Comcast Place	49,000,000	792,000
Boston, MA	140 Depot Street	18,950,000	290,000
Orlando, FL	12650 Ingenuity Drive	25,350,000	332,000

Location	Property	Original Income Tax Basis	2009 Annualized Real Estate Taxes
Minneapolis, MN	Crest Ridge Corporate Center I	28,419,000	16,000	(1)
Jacksonville, FL	West Point Trade Center	29,000,000	490,000
Miami, FL	Miramar I	17,000,000	483,000
Miami, FL	Miramar II	25,479,000	618,000
Coventry, UK	602 Central Blvd.	23,847,000	N/A
Reading, UK	Thames Valley Five	29,572,000	N/A
Wakefield, UK	Albion Mills Retail Park	22,098,000	N/A
Peterborough, UK	Maskew Retail Park	53,740,000	N/A

Total		$791,314,000	$10,263,000

(1)

This amount is based on the pre-construction completion assessed value of this property and a forthcoming post-construction completion date assessment is likely to increase our future annualized real-estate taxes on this property.

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

Recent Developments

From January 1, 2010 through March 19, 2010, we received gross proceeds from our public offering of approximately $109,665,144 from the sale of 10,998,133 common shares.

On January 12, 2010, we were notified that the investment commitment period of CBRE Strategic Partners Asia was extended for one year from January 31, 2010 to January 31, 2011.

On January 28, 2010, we contributed an additional $2,435,000 of our CBRE Strategic Partners Asia capital commitment which was funded using net proceeds from our public offering.

On March 4, 2010, we received a distribution of net sales proceeds from CBRE Strategic Partners Asia totaling $2,435,000 from the February 23, 2010 sale of a residential property located in Beijing, China. The cash distributions in connection with the Beijing residential property sale are subject to recall and reinvestment into appropriate investments until the expiration of the CBRE Strategic Partners Asia commitment period on January 31, 2011.

On March 11, 2010, we paid off the £5,500,000 ($8,281,000 at March 11, 2010) loan secured by the 602 Central Blvd. property located in Coventry, UK.

On March 31, 2010, the Duke joint venture acquired 3900 Paramount Parkway & 1400 Perimeter Park Drive, located at 3900 North Paramount Parkway, 3900 South Paramount Parkway and 1400 Perimeter Park Drive in Morrisville, NC, a suburb of Raleigh, for approximately $35,250,000, exclusive of customary closing costs and acquisition fees which are both expensed as incurred. We own an 80% interest in the Duke joint venture.

3900 Paramount Parkway & 1400 Perimeter Park Drive consists of two four-story office buildings and one two-story office building, respectively. 3900 North Paramount is a 100,987 square foot office building that was built in 1998. 3900 South Paramount is a 119,170 square foot office building that was built in 1999. 1400 Perimeter Park Drive is a 44,916 square foot office building that was built in 1998. The buildings are 100% leased to two tenants, with 95% leased to PPD Development, LP through November 2023. PPD Development, LP is a research organization that provides drug development services to pharmaceutical, biotechnology, medical device, academic and government organizations. Upon closing, we paid the Investment Advisor a $423,000 acquisition fee.

On March 31, 2010, we contributed our Miramar I & II properties, located at 2300 & 2200 SW 145th Avenue in Miramar, FL, a suburb of Miami, to the Duke joint venture for approximately our cost of $42,500,000. We own an 80% interest in the Duke joint venture. This contribution, whereby the Company received $8,500,000, was structured as an offset to the amount owed by the Company to purchase 3900 Paramount Parkway & 1400 Perimeter Drive.

ITEM 3.	LEGAL PROCEEDINGS

We were not party to any material legal proceedings at December 31, 2009.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

In accordance with Financial Industry Regulatory Authority Rule 5110, the estimated value of our common shares was deemed to be $10.00 per share as of December 31, 2009. The basis for this estimated value is the fact that, as of December 31, 2009, we were conducting our public offering of our common shares at the price of $10.00 per share to third-party investors through arms-length transactions. However, there is no established public trading market for the common shares at this time, and there can be no assurance that shareholders could receive $10.00 per share if such a market did exist and they sold their common shares or that they will be able to receive such amount for their common shares in the future. Moreover, we have not performed an appraisal of our properties; as such, this estimated value is not necessarily based upon the appraised value of our properties, nor does it necessarily represent the amount shareholders would receive if our properties were sold and the proceeds distributed to our shareholders in a liquidation, which amount may be less than $10.00 per share, because at the time we were purchasing our properties, the amount of funds available for investments was reduced by selling commissions, dealer manager fees and marketing support fees, organization and offering costs and acquisition and advisory fees and expenses, as described in more detail in the notes to our consolidated financial statements included in this report. As a result, it would be expected that, in the absence of other factors affecting property values, our aggregate net asset value may be less than the proceeds of our public offering and may not be the best indicator of the value of shares purchased as a long-term income producing investment. In addition, we may conduct additional public offerings of our common shares. Prior to providing a liquidity event for our shareholders, our Board of Trustees will determine the public offering price of our common shares for future public offerings, which may or may not be the same as our current public offering price.

Dividend Reinvestment Plan

The following is a summary of our dividend reinvestment plan that allows you to have dividends and other distributions otherwise distributable to you invested in additional common shares. As of December 31, 2009, we had issued 2,955,006 common shares pursuant to our dividend reinvestment plan.

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

Purchase Confirmations

The plan administrator provides a confirmation of your quarterly purchases under the dividend reinvestment plan. The plan administrator is to provide the confirmation to you or your designee within 30 days after the end of each quarter, which confirmation is to disclose the following information:

¡	each dividend reinvested for your account during the quarter;

¡	the date of the reinvestment;

¡	the number and price of the shares purchased by you; and

¡	the total number of shares in your account.

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

A shareholder who wishes to have his or her shares redeemed must mail or deliver a written request on a form we provide, executed by the shareholder, its trustee or authorized agent, to the redemption agent, which is currently Boston Financial Data Services, Inc. Within 30 days following the redemption agent’s receipt of the shareholder’s request, the redemption agent will forward to such shareholder the documents necessary to affect the redemption, including any signature guarantee we or the redemption agent may require. The redemption agent will affect such redemption for the calendar quarter provided that it receives the properly completed redemption documents relating to the shares to be redeemed from the shareholder at least one calendar month prior to the last day of the current calendar quarter and has sufficient funds available to redeem such shares. The effective date of any redemption will be the last date during a quarter during which the redemption agent receives the properly completed redemption documents. As a result, we anticipate that, assuming sufficient funds are available for redemption, the redemptions will be paid no later than 30 days after the quarterly determination of the availability of funds for redemption.

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

For the years ended December 31, 2009 and 2008, we received requests to redeem 2,301,682 common shares and 696,800 common shares pursuant to our share redemption program. We redeemed 94% and 100% of the redemption requests for the years ended December 31, 2009 and 2008 at an average price per share of $9.00 and $8.91.We funded share redemptions for the periods noted above from the proceeds of the sale of our common shares pursuant to our dividend reinvestment plan.

Shares

The number of our common shares issued and outstanding as of March 19, 2010 was 116,993,629.

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

In order to qualify as a REIT under the Internal Revenue Code, we generally must make distributions to our shareholders each year in an amount at least equal to (i) 90% of our REIT taxable income, excluding net capital gains, plus (ii) 90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Internal Revenue Code, minus (iii) any excess non-cash income. In general, our dividends will be applied toward these requirements only if paid in the taxable year to which they relate, or in the following taxable year if the dividends are declared before we timely file our tax return for that year, the dividends are paid on or before the first regular dividend payment following the declaration and we elect on our tax return to have a specified dollar amount of such distributions treated as if paid in the prior year. In addition, dividends declared by us in October, November or December of one taxable year and payable to a shareholder of record on a specific date in such a month are treated as both paid by us and received by the shareholder during such taxable year, provided that the dividend is actually paid by us by January 31 of the following taxable year.

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

The following table sets forth the distributions per common share declared by our Board of Trustees and dates of such distributions:

Quarter	Declared	Date of Distribution
First Quarter, 2008	$0.14375	April 18, 2008
Second Quarter, 2008	$0.14375	July 18, 2008
Third Quarter, 2008	$0.15	October 20, 2008
Fourth Quarter, 2008	$0.15	January 20, 2009
First Quarter, 2009	$0.15	April 17, 2009
Second Quarter, 2009	$0.15	July 17, 2009
Third Quarter, 2009	$0.15	October 16, 2009
Fourth Quarter, 2009	$0.15	January 15, 2010
First Quarter, 2010	$0.15	April 16, 2010*
Second Quarter, 2010	$0.15	July 16, 2010*

*	Anticipated payment date

The following table presents total distributions declared and paid and distributions per share:

2009 Quarters	First	Second	Third	Fourth
Total distributions declared and paid	$10,066,000	$11,181,000	$12,767,000	$14,750,000
Distributions per share	$0.15	$0.15	$0.15	$0.15
Amount of distributions per share funded by cash flows provided by operating activities	$0.0903	$0.0643	$0.1309	$0.0430
Amount of distributions per share funded by uninvested proceeds from financings of our properties	$0.0597	$0.0857	$0.0191	$0.1070

2008 Quarters	First	Second	Third	Fourth
Total distributions declared and paid	$4,882,000	$5,907,000	$7,511,000	$8,989,000
Distributions per share	$0.14375	$0.14375	$0.15	$0.15

On December 15, 2009, our Board of Trustees approved a quarterly distribution to shareholders of $0.15 per common share for the first quarter of 2010. The distribution will be calculated on a daily basis and paid on April 16, 2010 to shareholders of record during the period January 1, 2010 through and including March 31, 2010. On an annualized basis, this distribution amount represents a 6.0% yield based on the current $10.00 per share offering price of our common shares. However, no assurance can be made that distributions will be sustained at current levels.

On March 16, 2010, our Board of Trustees approved a quarterly distribution to shareholders of $0.15 per common share for the second quarter of 2010. The distribution will be calculated on a daily basis and paid on July 16, 2010 to shareholders of record during the period April 1, 2010 through and including June 30, 2010. On an annualized basis, this distribution amount represents a 6.0% yield based on the current $10.00 per share offering price of our common shares. However, no assurance can be made that distributions will be sustained at current levels.

Our first quarter 2009 distributions, paid on April 17, 2009, were funded 60.22% by cash flows provided by operating activities and 39.78% from uninvested proceeds from financings of our properties. In addition, first quarter distributions totaling $4,120,000 were reinvested in our common shares pursuant to our dividend reinvestment plan. Our second quarter 2009 distributions, paid on July 17, 2009, were funded 42.90% by cash flows provided by operating activities and 57.10% from uninvested proceeds from financings of our properties. In addition, second quarter distributions totaling $4,563,000 were reinvested in our common shares pursuant to our dividend reinvestment plan. Our third quarter 2009 distributions, paid on October 16, 2009, were funded 87.25% by cash flows provided by operating activities and 12.75% from uninvested proceeds from financings of our properties. In addition, third quarter distributions totaling $5,255,000 were reinvested in our common shares to our dividend reinvestment plan. Our fourth quarter 2009 distributions, paid on January 15, 2010, were funded 28.67% by cash flows provided by operating activities and 71.33% from uninvested proceeds from financings of our properties. In addition, fourth quarter distributions totaling $6,196,000 were reinvested in our common shares pursuant to our dividend reinvestment plan.

Our 2009 distributions were funded 53.78% by cash flows provided by operating activities and 46.22% from uninvested proceeds from financings of our properties. In addition, 2009 distributions totaling $17,600,000 were reinvested in our common shares pursuant to our dividend reinvestment plan during 2009. Our 2008 distributions were funded 67.56% by cash flows provided by operating activities and 32.44% from uninvested proceeds from financings of our properties. In addition, distributions totaling $8,918,000 were reinvested in our common shares pursuant to our dividend reinvestment plan during 2008. We cannot assure you that we have sufficient cash available for distributions at this level, or at all.

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

Unregistered Sales and Repurchases of Securities

During the year ended December 31, 2009, we did not sell any equity securities that are not registered under the Securities Act of 1933, as amended. See “—Share Redemption Program” for a discussion of our share redemption program, including shares that we have redeemed thereunder.

The following table provides information with respect to our share redemption program for the three months ended December 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
October	905,363	$9.09	N/A	N/A
November	—	—	N/A	N/A
December			N/A	N/A
Total	905,363	$9.09	N/A	N/A

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

The registration statement relating to our follow-on public offering (No. 333-152653) was declared effective on January 30, 2009. CNL Securities Corp. is the Dealer Manager of our follow-on offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through December 31, 2009, we had accepted subscriptions from 11,513 investors, issued 41,427,808 common shares, including 1,467,063 common shares sold which were issued pursuant to our dividend reinvestment plan and received $413,544,547 in gross offering proceeds pursuant to our public offering after payment of $5,832,000 in acquisition fees and related expenses, payment of approximately $21,755,000 in selling commission, $7,992,000 in dealer manager fees, $3,248,000 in marketing support fees and payment of approximately $8,117,000 in organization and offering expenses, as of December 31, 2009, we had raised aggregate net offering proceeds of approximately $367,000,000.

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

As of December 31, 2009, no awards have been granted under our 2004 equity incentive plan.

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

Performance Bonus Plan

We have adopted a 2004 performance bonus plan. Annual bonuses under our 2004 performance bonus plan may be awarded by our Compensation Committee to selected officers or other employees of ours, or key employees, based on corporate factors or individual factors (or a combination of both). Subject to the provisions of the 2004 performance bonus plan, the Compensation Committee (i) determines and designate those key employees to whom bonuses are to be granted; (ii) determines, consistently with the 2004 performance bonus plan, the amount of the bonus to be granted to any key employee for any performance period; and (iii) determines, consistently with the 2004 performance bonus plan, the terms and conditions of each bonus. Bonuses may be so awarded by our Compensation Committee prior to the commencement of any performance period, during or after any performance period. No bonus shall exceed 200% of the key employee’s aggregate salary for the year. The Compensation Committee may provide for partial bonus payments at target and other levels. Corporate performance hurdles for bonuses may be adjusted by our Compensation Committee in its discretion to reflect (i) dilution from corporate acquisitions and share offerings and (ii) changes in applicable accounting rules and standards. Our Compensation Committee may determine that bonuses shall be paid in cash or shares or other equity-based grants, or a combination thereof. Our Compensation Committee may also provide that any such share grants be made under our 2004 equity incentive plan or any other equity-based plan or program we may establish. Our Compensation Committee may provide for programs under which the payment of bonuses may be deferred at the election of the employee. To the extent that compensation under our 2004 performance bonus plan is intended to qualify for certain transitional rules applicable for purposes of 162(m) of the Internal Revenue Code, it is possible that additional requirements will apply with respect to the establishment (including as to timing) of the performance goals.

As of December 31, 2009, no awards have been granted under our 2004 performance bonus plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our consolidated financial data on a historical basis for the periods ended December 31, 2009, 2008, 2007, 2006 and 2005.

CB Richard Ellis Realty Trust

(in thousands, except share data)

	2009	2008	2007	2006	2005
Statement of Operations Data:
Revenues
Rental	$47,023	$33,396	$14,028	$6,630	$4,614
Tenant Reimbursements	9,301	6,753	2,633	1,830	872

Total Revenue	56,324	40,149	16,661	8,460	5,486

Expenses
Operating and Maintenance	4,974	3,248	1,057	860	367
Property Taxes	7,624	5,479	1,778	1,103	563
Interest	11,378	10,323	5,049	1,784	1,195
General and Administrative Expense	4,246	3,320	1,853	851	359
Property Management Fee to Related Party	656	491	160	41	7
Investment Management Fee to Related Party	7,803	3,964	1,547	739	603
Class C Fee to Related Party	—	—	—	145	459
Acquisition Expenses	5,832	—	—	—	—
Depreciation and Amortization	25,093	17,171	8,050	4,618	2,478
Loss on Impairment	9,160	—	—	—	—

Total Expenses	76,766	43,996	19,494	10,141	6,031

Other Income and Expenses
Interest and Other Income	344	2,039	2,855	255	460
Net Settlement (Payments) Receipts on Interest Rate Swaps	(660)	65	—	—	—
Gain (Loss) on Interest Rate Swaps and Cap	89	(1,496)	—	—	—
(Loss) Gain on Note Payable at Fair Value	(807)	1,168	—	—	—
Loss on Transfer of Real Estate Held for Sale to Continuing Operations	—	(3,451)	—	—	—

Total Other Income and (Expenses)	(1,034)	(1,675)	2,855	255	460

(Loss) Income Before (Provision) Benefit for Income Taxes and Equity in Income (Loss) of Unconsolidated Entities	(21,476)	(5,522)	22	(1,426)	(85)
(Provision) Benefit for Income Taxes	(169)	82	(279)	—	—
Equity in Income (Loss) of Unconsolidated Entities	2,743	(1,242)	(150)	—	—

Net Loss	(18,902)	(6,682)	(407)	(1,426)	(85)

Net Loss Attributable to Non-Controlling Operating Partnership Units	54	26	4	(1,058)	(7)

Net Loss Attributable to CB Richard Ellis Realty Trust Shareholders	$(18,848)	$(6,656)	$(403)	$(2,484)	$(92)

Per Share Data:
Basic and Diluted Net Loss Per Share	$(0.23)	$(0.14)	$(0.02)	$(0.35)	$(0.01)

Weighted Average Common Shares Outstanding—Basic and Diluted	81,367,593	46,089,680	18,545,418	7,010,722	6,967,762
Dividends Declared Per Share	$0.60	$0.59	$0.54	$0.50	$0.42

	December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Investments in Real Estate, After Accumulated Depreciation and Amortization	$639,573	$484,827	$309,805	$70,650	$57,163
Investments in Unconsolidated Entities	214,097	131,703	101	—	—
Total Assets	1,059,019	709,920	435,751	97,807	94,118
Notes Payable	212,425	177,161	116,876	34,975	34,975
Loan Payable	—	—	45,000	—	—
Total Liabilities	256,556	220,249	189,224	44,834	41,510
Non-controlling Interest	2,464	2,464	2,464	2,464	250
Shareholders’ Equity	799,999	487,207	244,063	50,509	52,358
Total Liabilities and Shareholders’ Equity	1,059,019	709,920	435,751	97,807	94,118

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Cautionary Note Regarding Forward-Looking Statements

This document contains various “forward-looking statements.” You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “would,” “could,” “should,” “seeks,” “approximately,” “intends,” “plans,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Statements regarding the following subjects may be impacted by a number of risks and uncertainties:

¡	our business strategy;

¡	our ability to obtain future financing arrangements;

¡	estimates relating to our future distributions;

¡	our understanding of our competition;

¡	market trends;

¡	projected capital expenditures;

¡	the impact of technology on our products, operations and business; and

¡	the use of the proceeds of our current offering and subsequent offerings.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common shares, along with the following factors that could cause actual results to vary from our forward-looking statements:

¡	national, regional and local economic climates;

¡	the continued volatility and disruption of capital and credit markets;

¡	changes in supply and demand for office, retail, industrial, and multi-family residential properties;

¡	adverse changes in the real estate markets, including increasing vacancy, decreasing rental revenue and increasing insurance costs;

¡	availability and credit worthiness of prospective tenants;

¡	our ability to maintain rental rates and maximize occupancy;

¡	our ability to identify acquisitions;

¡	our pace of acquisitions and/or dispositions of properties;

¡	our corporate debt ratings and changes in the general interest rate environment;

¡	availability of capital (debt and equity);

¡	our ability to refinance existing indebtedness or incur additional indebtedness;

¡	unanticipated increases in financing and other costs, including a rise in interest rates;

¡	the actual outcome of the resolution of any conflict;

¡	our ability to successfully operate acquired properties;

¡	availability of and ability to retain qualified personnel;

¡	CBRE Advisors LLC remaining as our Investment Advisor;

¡	future terrorist attacks in the United States or abroad;

¡	our ability to qualify as a partnership for U.S. federal income tax purposes;

¡	foreign currency fluctuations;

¡	accounting principles and policies and guidelines applicable to REITs;

¡	legislative or regulatory changes adversely affecting REITs and the real estate business;

¡	environmental, regulatory and/or safety requirements; and

¡

other factors discussed under Item 1A Risk Factors of this Annual Report on Form 10-K for the year ended December 31, 2009 and those factors that may be contained in any filing we make with the SEC, including Part II, Item 1A of Form 10-Q

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. “Risk Factors.”

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

As of December 31, 2009, we owned, on a consolidated basis, 60 office, retail, and industrial (primarily warehouse/distribution) properties located in 10 states (California, Florida, Georgia, Illinois, Massachusetts, Minnesota, North Carolina, South Carolina, Texas and Virginia) and in the United Kingdom, encompassing approximately 8,630,000 rentable square feet, as well as one undeveloped land parcel in Georgia. In addition, we have ownership interests in three unconsolidated entities that, as of December 31, 2009, owned interests in 23 properties. Excluding those properties owned through our investment in CBRE Strategic Partners Asia, we owned on an unconsolidated basis, 13 industrial, office and retail properties located in seven states (Arizona, Florida, Indiana, North Carolina, Ohio, Tennessee and Texas) encompassing approximately 6,904,000 rentable square feet.

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

The registration statement relating to our follow-on public offering was declared effective by the Securities and Exchange Commission (the “SEC”) on January 30, 2009. CNL Securities Corp. is the dealer manager of our offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through December 31, 2009, we received gross offering proceeds of approximately $413,544,547 from the sale of 41,427,808 shares.

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

Beginning in the second half of 2007, U.S. economic activity weakened due initially to stresses in the residential housing and financial sectors. The week economic environment continued through 2008 and 2009, and the timing of a full economic recovery remains uncertain at this time. The currently-weak economic environment may result in declining demand for office, industrial and retail space, increasing tenant bankruptcies, lower average occupancy rates and effective rents, including potentially in our real estate portfolio which may impact our net income, funds from operations and cash flow.

Additionally, during the first half of 2009, the capital markets experienced significant distress during which many financial industry participants, including commercial real estate owners, operators, investors and lenders found it challenging to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt. However, since then the capital market environment has improved significantly such that it appeared to be substantially stabilized during the later part of 2009. Nonetheless, we expect that highly-levered real estate investors will continue to face significantly-reduced, or even eliminated, availability of funding sources, or at significantly-increased cost. As such, with our modest levels of leverage, we expect we will continue to benefit from improved access to attractive investment opportunities and reduced competition to acquire real estate assets.

The table below provides information relating to our properties, excluding those owned through our investment in CBRE Strategic Partners Asia, as of December 31, 2009. We purchased all of these properties from unaffiliated third parties. These properties are subject to competition from similar properties within their market areas and their economic performance could be affected by changes in local economic conditions. In evaluating these properties for acquisition, we considered a variety of factors including location, functionality and design, price per square foot, the credit worthiness of tenants, length of lease terms, market fundamentals and the in-place rental rates compared to market rates.

As of December 31, 2009, we owned the following properties:

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Domestic Consolidated Properties:
REMEC Corporate Campus 1 San Diego, CA	9/15/2004	1983	Office	100.00%	34	100.00%	$6,833
REMEC Corporate Campus 2 San Diego, CA	9/15/2004	1983	Office	100.00%	30	100.00%	6,125
REMEC Corporate Campus 3 San Diego, CA	9/15/2004	1983	Office	100.00%	37	100.00%	7,523
REMEC Corporate Campus 4 San Diego, CA	9/15/2004	1983	Office	100.00%	31	100.00%	6,186
300 Constitution Drive Boston, MA	11/3/2004	1998	Warehouse/Distribution	100.00%	330	100.00%	19,805
Deerfield Commons(2) Atlanta, GA	6/21/2005	2000	Office	100.00%	122	95.48%	21,834
505 Century(3) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	100	72.40%	6,095
631 International(3) Dallas, TX	1/9/2006	1998	Warehouse/Distribution	100.00%	73	100.00%	5,407
660 North Dorothy(3) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	120	80.63%	6,836
Bolingbrook Point III Chicago, IL	8/29/2007	2006	Warehouse/Distribution	100.00%	185	100.00%	18,170
Cherokee Corporate Park(3)(4) Spartanburg, SC	8/30/2007	2000	Warehouse/Distribution	100.00%	60	100.00%	3,775
Community Cash Complex 1(3)(4) Spartanburg, SC	8/30/2007	1960	Warehouse/Distribution	100.00%	205	32.83%	2,690
Community Cash Complex 2(3)(4) Spartanburg, SC	8/30/2007	1978	Warehouse/Distribution	100.00%	145	35.07%	2,225
Community Cash Complex 3(3)(4) Spartanburg, SC	8/30/2007	1981	Warehouse/Distribution	100.00%	116	100.00%	1,701
Community Cash Complex 4(3)(4) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	33	0.00%	547
Community Cash Complex 5(3)(4) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	53	84.85%	824
Fairforest Building 1(3)(4) Spartanburg, SC	8/30/2007	2000	Manufacturing	100.00%	51	100.00%	2,974
Fairforest Building 2(3)(4) Spartanburg, SC	8/30/2007	1999	Manufacturing	100.00%	104	100.00%	5,379
Fairforest Building 3(3)(4) Spartanburg, SC	8/30/2007	2000	Manufacturing	100.00%	100	100.00%	5,760
Fairforest Building 4(3)(4) Spartanburg, SC	8/30/2007	2001	Manufacturing	100.00%	101	100.00%	5,640
Fairforest Building 5 Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	316	100.00%	16,968
Fairforest Building 6(5) Spartanburg, SC	8/30/2007	2005	Manufacturing	100.00%	101	100.00%	7,469
Fairforest Building 7(3) Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	101	49.28%	5,626
Greenville/Spartanburg Industrial Park(3)(4) Spartanburg, SC	8/30/2007	1990	Manufacturing	100.00%	67	100.00%	3,388
Highway 290 Commerce Park Building 1(3)(4) Spartanburg, SC	8/30/2007	1995	Warehouse/Distribution	100.00%	150	100.00%	5,388
Highway 290 Commerce Park Building 5(3)(4) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	30	100.00%	1,420
Highway 290 Commerce Park Building 7(3)(4) Spartanburg, SC	8/30/2007	1994	Warehouse/Distribution	100.00%	88	0.00%	4,889
HJ Park Building 1 Spartanburg, SC	8/30/2007	2003	Manufacturing	100.00%	70	100.00%	4,216
Jedburg Commerce Park(3) Charleston, SC	8/30/2007	2007	Manufacturing	100.00%	513	100.00%	41,991

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Kings Mountain I(5) Charlotte, NC	8/30/2007	1998	Warehouse/Distribution	100.00%	100	0.00%	5,497
Kings Mountain II Charlotte, NC	8/30/2007	2002	Warehouse/Distribution	100.00%	302	100.00%	11,311
Mount Holly Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	100.00%	6,208
North Rhett I Charleston, SC	8/30/2007	1973	Warehouse/Distribution	100.00%	285	100.00%	10,302
North Rhett II Charleston, SC	8/30/2007	2001	Warehouse/Distribution	100.00%	102	99.95%	7,073
North Rhett III(5) Charleston, SC	8/30/2007	2002	Warehouse/Distribution	100.00%	80	100.00%	4,812
North Rhett IV Charleston, SC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	100.00%	17,060
Orangeburg Park Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	100.00%	5,474
Orchard Business Park 2(3)(4) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	18	100.00%	761
Union Cross Building I Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	101	100.00%	6,585
Union Cross Building II Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	0.00%	17,216
Highway 290 Commerce Park Building 2(3)(4) Spartanburg, SC	9/24/2007	1995	Warehouse/Distribution	100.00%	100	100.00%	4,626
Highway 290 Commerce Park Building 6(3)(4) Spartanburg, SC	11/1/2007	1996	Warehouse/Distribution	100.00%	105	0.00%	3,760
Orchard Business Park 1(3)(4) Spartanburg, SC	11/1/2007	1994	Warehouse/Distribution	100.00%	33	100.00%	1,378
Lakeside Office Center Dallas, TX	3/5/2008	2006	Office	100.00%	99	97.38%	17,994
Kings Mountain III(3) Charlotte, NC	3/14/2008	2007	Warehouse/Distribution	100.00%	542	0.00%	25,728
Enclave on the Lake Houston, TX	7/1/2008	1999	Office	100.00%	171	100.00%	37,827
Avion Midrise III Washington, DC	11/18/2008	2002	Office	100.00%	71	100.00%	21,111
Avion Midrise IV Washington, DC	11/18/2008	2002	Office	100.00%	72	100.00%	21,112
13201 Wilfred(3) Minneapolis, MN	6/29/2009	1999	Warehouse/Distribution	100.00%	335	100.00%	15,340
3011, 3055 & 3077 Comcast Place(3) Oakland, CA	7/1/2009	1988	Office	100.00%	220	100.00%	49,000
140 Depot Street(3) Boston, MA	7/31/2009	2007	Warehouse/Distribution	100.00%	238	100.00%	18,950
12650 Ingenuity Drive Orlando, FL	8/5/2009	1999	Office	100.00%	125	100.00%	25,350
Crest Ridge Corporate Center 1(3) Minneapolis, MN	8/17/2009	2009	Office	100.00%	116	100.00%	28,419
West Point Trade Center(3) Jacksonville, FL	12/30/2009	2009	Warehouse/Distribution	100.00%	602	100.00%	29,000
Miramar I(3) Fort Lauderdale, FL	12/31/2009	2001	Office	100.00%	94	100.00%	17,000
Miramar II(3) Fort Lauderdale, FL	12/31/2009	2002	Office	100.00%	129	100.00%	25,479

Total Domestic Consolidated Properties					8,340	81.60%	662,057

International Consolidated Properties:
602 Central Blvd.(6) Coventry, UK	4/27/2007	2001	Office	100.00%	50	100.00%	23,847
Thames Valley Five Reading, UK	3/20/2008	1998	Office	100.00%	40	100.00%	29,572
Albion Mills Retail Park Wakefield, UK	7/11/2008	2000	Retail	100.00%	55	100.00%	22,098
Maskew Retail Park(9) Peterborough, UK	10/23/2008	2007	Retail	100.00%	145	100.00%	53,740

Total International Consolidated Properties					290	100.00%	129,257

Total Consolidated Properties					8,630	82.21%	791,314

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Unconsolidated Properties(7):
Buckeye Logistics Center (8) Phoenix, AZ	6/12/2008	2008	Warehouse/Distribution	80.00%	605	100.00%	35,573
Afton Ridge Shopping Center(9) Charlotte, NC	9/18/2008	2007	Retail	90.00%	296	94.24%	44,706
AllPoints at Anson Bldg. 1(8) Indianapolis, IN	9/30/2008	2008	Warehouse/Distribution	80.00%	631	100.00%	27,150
12200 President’s Court(8) Jacksonville, FL	9/30/2008	2008	Warehouse/Distribution	80.00%	772	100.00%	29,995
201 Sunridge Blvd.(8) Dallas, TX	9/30/2008	2008	Warehouse/Distribution	80.00%	823	100.00%	25,690
Aspen Corporate Center 500(8) Nashville, TN	9/30/2008	2008	Office	80.00%	180	100.00%	30,033
125 Enterprise Parkway(8) Columbus, OH	12/10/2008	2008	Warehouse/Distribution	80.00%	1,142	100.00%	38,088
AllPoints Midwest Bldg. 1(8) Indianapolis, IN	12/10/2008	2008	Warehouse/Distribution	80.00%	1,200	100.00%	41,428
Celebration Office Center(8) Orlando, FL	5/13/2009	2009	Office	80.00%	101	100.00%	13,640
22535 Colonial Pkwy(8) Houston, TX	5/13/2009	2009	Office	80.00%	90	100.00%	11,596
Fairfield Distribution Ctr. IX(8) Tampa, FL	5/13/2009	2008	Warehouse/Distribution	80.00%	136	100.00%	7,151
Northpoint III(8) Orlando, FL	10/15/2009	2001	Office	80.00%	108	100.00%	14,592
Goodyear Crossing Ind. Park II(8) Phoenix, AZ	12/7/2009	2009	Warehouse/Distribution	80.00%	820	100.00%	36,516

Total Unconsolidated Properties(7)					6,904	99.75%	356,158

Total Properties(7)					15,534	90.01%	$1,147,472

(1)	Approximate total acquisition cost represents the pro rata purchase price inclusive of customary closing costs and acquisition fees/acquisition expenses.

(2)	Includes undeveloped land zoned for future use.

(3)	This property is unencumbered and not secured by mortgage debt.

(4)	Properties previously held for sale were transferred to continuing operations during the quarter ended September 30, 2008.

(5)	Includes the purchase prices of adjacent land parcels acquired on January 23, 2008.

(6)	Capita Business Services vacated 602 Central Blvd. on February 28, 2010.

(7)	Does not include CBRE Strategic Partners Asia properties.

(8)	This property is held through the Duke joint venture.

(9)	This property is held through the Afton Ridge joint venture.

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

Accounting Standards Updates

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168 entitled “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted

Accounting Principles” (“SFAS No. 168”) which was a replacement of FASB Statement No. 162. SFAS No. 168 made the FASB Accounting Standards Codification (the “Codification”) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into approximately 90 accounting topics within a consistent structure and not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the basis for conclusions on the change(s) in the Codification. In the description of Accounting Standards Updates that follows, references in “italics” relate to Codification Topics and Sub-Topics, and their descriptive titles, as appropriate.

Impairment of Long-Lived Assets

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. In spite of intensive leasing efforts and preliminary interest exhibited by a variety of tenants since our acquisition in 2008, the Kings Mountain III property remains vacant. Due to the currently challenging economic environment, we recognized impairment for our consolidated investment in Kings Mountain III in the amount of $9,160,000 during the year ended December 31, 2009 which reduced our carrying value of the property to $15,300,000. The impairment reflects our estimates of the fair value of the Kings Mountain III property which is based on an appraisal using the sales comparable method which is a Level 3 Valuation Method as described in Note 16 “Fair Value of Financial Instruments and Investments.” No impairment for consolidated investments was recognized during 2008.

Revenue Recognition and Valuation of Receivables

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $6,785,000 as security for such leases at December 31, 2009 and 2008.

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

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $183,000 and $180,000 as of December 31, 2009 and December 31, 2008, respectively. During the year ended December 31, 2009, we wrote off $273,000 of the uncollectible rent receivables for the tenant Phoenix Recycling at the Community Cash Complex1 property, for the tenant Firm Logic at the Deerfield Commons I property, for the tenant Go Industries at the 660 North Dorothy property, for the tenant Hand Industries at the Lakeside Office Center and for the bankrupt tenant, Aleris, at Kings Mountain I. In addition, the unamortized tangible and intangible asset balances primarily attributable to Aleris totaling $1,168,000 were also written off during the year ended December 31, 2009, of which $537,000, $144,000, and $487,000 are related to above/below-market leases, tenant improvements, and in place lease value, respectively.

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

We have adopted, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FASB ASC 360-10),” which establishes a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. This accounting provision requires that the operations related to properties that have been sold or that we intend to sell be presented as discontinued operations in the statement of operations for all periods presented, and properties we intend to sell be designated as “held for sale” on our balance sheet.

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

At such time as a property is deemed held for sale, such property is carried at the lower of: (1) its carrying amount or (2) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We classify operating properties as property held for sale in the period in which all of the following criteria are met:

¡	management, having the authority to approve the action, commits to a plan to sell the asset;

¡	the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;

¡	an active program to locate a buyer and other actions required to complete the plan to sell the asset has been initiated;

¡	the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year;

¡	the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

¡	given the actions required to complete the plan to sell the asset, it is unlikely that significant changes to the plan would be made or that the plan would be withdrawn.

As of December 31, 2009 and 2008, we did not have any properties held for sale.

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

Investments in Unconsolidated Entities

Our determination of the appropriate accounting method with respect to our investment in CB Richard Ellis Strategic Partners Asia II-A, L.P. (“CBRE Strategic Partners Asia”), which is not considered a Variable Interest Entity (“VIE”), is partly based on CBRE Strategic Partners Asia’s sufficiency of equity investment at risk which was triggered by a substantial paydown during 2009 of its subscription line of credit backed by investor capital commitments to fund its operations. We account for this investment under the equity method of accounting.

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

We carry our investments in CBRE Strategic Partners Asia, the Duke joint venture and Afton Ridge on the equity method of accounting because we have the ability to exercise significant influence (but not control) over operating and financial policies of each such entity. We eliminate transactions with such equity method entities to the extent of our ownership in each such entity. Accordingly, our share of net income (loss) of these equity method entities is included in consolidated net income (loss). CBRE Strategic Partners Asia is a limited partnership that qualifies for specialized industry accounting for investment companies. Specialized industry accounting allows investment companies to carry their investments at fair value, with changes in the fair value of the investments recorded in the statement of operations. On the basis of the guidance in ASC 970-323 the Company accounts for its investment in CBRE Strategic Partners Asia under the equity method. As a result, and in accordance with ASC 810-10-25-15 the specialized accounting treatment, principally fair value basis, applied by CBRE Strategic Partners Asia under the investment company guide is retained in the recognition of equity method earnings in the statement of operations of the Company. See Note 16 “Fair Value of Financial Instruments and Investments” for further discussion of the application of the fair value accounting to our investment in CBRE Strategic Partners Asia.

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

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable period ended December 31, 2004. To qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) adjusted taxable income, as defined in the Code, to our shareholders and satisfy certain other organizational and operating requirements. We generally will not be subject to U.S. federal income taxes if we distribute 100% of our taxable income for each year to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to U.S. federal income taxes and excise taxes on our undistributed taxable income. We believe that we have met all of the REIT distribution and technical requirements for the years ended December 31, 2009, 2008 and 2007. Management intends to continue to adhere to these requirements and maintain our REIT qualification.

Fair Value of Financial Instruments and Investments

We elected to apply the fair value option for one of our eligible mortgage notes payable that was newly issued debt during the year ended December 31, 2008. The measurement of the elected mortgage note payable at its fair value and its impact on the statement of operations is described in Notes 16 “Fair Value of Financial Instruments and Investments” and Note 17 “Fair Value Option—Note Payable.”

We generally determine or calculate the fair value of financial instruments using the appropriate present value or other valuation techniques, such as discounted cash flow analyses, incorporating available market discount rate information for similar types of instruments and our estimates for non-performance and liquidity risk. These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow. The Investment Manager of CBRE Strategic Partners Asia applies valuation techniques for our investment carried at fair value based upon the application of the income approach, the replacement cost approach or third party appraisals to the underlying assets held in the unconsolidated entity in determining the net asset value attributable to our ownership interest therein. The financial assets and liabilities recorded at fair value in our consolidated financial statements are the two interest rate swaps, one interest rate cap, our investment in CBRE Strategic Partners Asia (a real estate entity which qualifies as an investment company under the Investment Company Act) and one mortgage note payable that is economically hedged by one of the interest rate swaps.

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

We adopted the fair value measurement criteria described herein for our non-financial assets and non-financial liabilities on January 1, 2009. The adoption of the fair value measurement criteria to our non-financial assets and liabilities did not have a material impact on our consolidated financial statements. Assets and liabilities typically recorded at fair value on a non-recurring basis include:

¡	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination;

¡	Long-lived assets measured at fair value due to an impairment assessment and

¡	Asset retirement obligations initially measured under the Codification Topic “Asset Retirement and Environmental Obligations” (“FASB ASC 410”).

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

With respect to the operating partnership units, FASB ASC 480-10-S99-3A requires non-controlling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer to be further evaluated under the Codification Sub-Topic “Derivatives and Hedging – Conditions Necessary for Equity Classification” (“FASB ASC 815-40-25-10”) (Paragraphs 815-40-25-39 through 815-40-25-42) to determine whether permanent equity or temporary equity classification on the balance sheet is appropriate. Since the operating partnership units contain such a provision, the Company evaluated this guidance and determined that the operating partnership units do not meet the requirements to qualify for equity presentation. As a result, upon the adoption of FASB ASC 810 and the related revisions to FASB ASC 480-10-S99-3A, the operating partnership units are presented in the temporary equity section of the consolidated balance sheets and reported at the higher of their proportionate share of the net assets of CBRE OP or fair value, with period to period changes in value reported as an adjustment to shareholder’s equity. Under the terms of the second amended and restated agreement of limited partnership of CBRE OP (the “Second Amended Partnership Agreement”) the fair value of the operating partnership units is determined as an amount equal to the redemption value as defined therein. This balance sheet measurement represents a change to previously reported balance sheet amounts for the operating partnership units since under previous accounting guidance the operating partnership units were reported based on periodic adjustments for their proportionate share of earnings allocations from CBRE OP.

In accordance with the guidance, the presentation and measurement requirements of the new accounting provisions were presented retrospectively on our consolidated balance sheets. The effect of the adoption is an increase in non-controlling interest of $1,139,000 and a decrease in total shareholders’ equity by the same amount on our consolidated balance sheet for the periods presented below. The $1,139,000 represents the adjustment required to record the operating partnership units at fair value for the period. The adoption of the new accounting provisions and the related revisions to existing accounting provisions had no material impact on our consolidated results of operations or cash flows.

	December 31, 2008
	As Previously Reported	Adjustments	As Adjusted
Balance Sheet (in thousands):
Non-Controlling Interest	$1,325	$1,139	$2,464

Common Shares of Beneficial Interest	$645	$—	$645
Additional Paid-In-Capital	561,331	(1,221)	560,110
Accumulated Deficit	(54,221)	—	(54,221)
Accumulated Other Comprehensive Loss	(19,409)	82	(19,327)

Total Shareholders’ Equity	$488,346	$(1,139)	$487,207

	December 31, 2007
	As Previously Reported	Adjustments	As Adjusted
Balance Sheet (in thousands):
Non-Controlling Interest	$1,495	$969	$2,464

Common Shares of Beneficial Interest	$311	$—	$311
Additional Paid-In-Capital	264,954	(967)	263,987
Accumulated Deficit	(20,274)	—	(20,274)
Accumulated Other Comprehensive Loss	41	(2)	39

Total Shareholders’ Equity	$245,032	$(969)	$244,063

The principal effect on the prior year balance sheets is the change in presentation of the minority interest of limited partner as a redeemable non-controlling interest of the limited partners. The retrospective adoption and the measurement provisions of the retrospective adoption changed the minority interest of limited partner of $1,325,000 and $1,495,000 as previously reported to redeemable non-controlling interest of limited partners of $2,464,000 and $2,464,000 as of December 31, 2008 and 2007, respectively. The retrospective adoption also changed additional paid-in capital as previously reported for December 31, 2008 and 2007 from $561,331,000 and $264,954,000 to $560,110,000 and $263,987,000, respectively.

The adoption also requires that net income (loss) be adjusted to include the net income (loss) attributable to the non-controlling interest, and a new separate line item for net income (loss) attributable to controlling interest be presented in the consolidated statements of operations. Thus, after the adoption the net loss of ($6,656,000) and ($403,000), for the years ended December 31, 2008 and 2007 as previously reported, respectively, changed to net loss of ($6,682,000), ($407,000) for the years ended December 31, 2008 and 2007, respectively, and net loss attributable to controlling interest equal to net loss as previously reported prior to the adoption. The retrospective adoption had no impact on our consolidated cash flows.

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

The adoption of the provisions of the FASB ASC 805 could have an impact on the cost allocation of future acquisitions and requires us to expense acquisition costs for future property acquisitions. The adoption of the provisions of the new accounting standard FASB ASC 805 had an effect on our consolidated financial statements, results of operations and cash flows for the year ended December 31, 2009. We expensed $5,832,000 of acquisition costs during the year ended December 31, 2009.

Subsequent Events

Effective for the second quarter of 2009, the Company adopted the provisions of FASB ASC 855-10—Subsequent Events (“ASC 855-10”), as amended by Accounting Standard Update 2010-09. ASC 855-10 establishes principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. The adoption of ASC 855-10 did not have a material impact on our financial statements.

In preparing our accompanying financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that the disclosures contained herein are adequate to prevent the information presented from being misleading.

New Accounting Pronouncements

In June 2009, an update was made to the accounting provisions for the Codification Sub-Topic “Variable Interest Entities” (“FASB ASC 810-10-15”). Among other things, the update replaces the calculation for determining which entities, if any, have a controlling financial interest in a VIE from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs. This update will be effective for our company beginning January 1, 2010. Management is currently evaluating the effect that adoption of this update will have, if any, on our company’s consolidated financial position and results of operations when it becomes effective in 2010.

Treatment of Management Compensation, Expense Reimbursements

Management of our operations is conducted by the Investment Advisor. Fees related to services provided by our Investment Advisor are accounted for based on the nature of such service and the relevant accounting literature. Fees for services performed that represent our period costs, such as cash payments for investment management fees paid to the Investment Advisor, are expensed as incurred. In addition, an affiliate of the Investment Advisor owns a partnership interest which represents a profits interest in CBRE OP related to these services.

Subject to certain limitations, we are obligated to reimburse the Investment Advisor for the organizational and offering costs incurred on our behalf. This treatment is consistent with Staff Accounting Bulletin, or SAB, Topic 1.B.1, which requires that we include all of the costs associated with our operations and formation in our financial statements. These costs will then be analyzed and segregated between those which are organizational in nature, those which are offering-related salaries and other general and administrative expenses of the Investment Advisor and its affiliates, and those which qualify as offering expenses in accordance with SAB Topic 5.A. Organizational costs are expensed as incurred in accordance with AICPA Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities”. Offering-related salaries and other general and administrative costs of the Investment Advisor and its affiliates will be expensed as incurred and third-party offering expenses will be taken as a reduction against the net proceeds of the offering within additional paid-in capital, or APIC, in accordance with SAB Topic 5.A. Offering costs incurred through December 31, 2009 totaling $92,501,000 including $40,348,000, 26,744,000 and $20,388,000 during the years ended December 31, 2009, 2008 and 2007, respectively, are recorded as a reduction of additional paid-in-capital in the consolidated statements of shareholders’ equity. Of the total amount, $81,671,000 was incurred to CNL Securities Corp., as dealer manager; $3,969,000 was incurred to CB Richard Ellis, an affiliate of the Investment Advisor, $338,000 was incurred to our Investment Advisor for reimbursable marketing costs and $6,523,000 was incurred to other service providers. As of December 31, 2009 and 2008 the accrued offering costs included on our consolidated balance sheets is $1,197,000 and $4,522,000, respectively.

The Investment Advisor earned investment management fees of $7,803,000, $3,964,000 and $1,547,000 for the years ended December 31, 2009, 2008 and 2007, respectively. In addition, the Investment Advisor waived investment management fees of $0, $1,529,000 and $432,000 for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, the investment management fees payable to related party in our consolidated balance sheets were $757,000 and $625,000, respectively. In connection with services provided to the Investment Advisor, CNL Fund Management Company, the Sub-Advisor and affiliate of the Dealer Manager pursuant to a sub-advisory agreement dated August 21, 2006, was paid by the Investment Advisor $1,078,000, $547,000 and $214,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

On January 30, 2009, we entered into that certain Second Amendment Advisory Agreement that permits the Investment Advisor to earn an acquisition fee of up to 1.5% of (i) the purchase price of real estate investments acquired by us, including any debt attributable to such investments, or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. The Investment Advisor earned acquisition fees of $4,387,000, $4,927,000 and $2,620,000 for the years ended December 31, 2009, 2008 and 2007, respectively. In connection with services provided to the Investment Advisor, the Sub Advisor, pursuant to a sub advisory agreement, was paid by the Investment Advisor acquisition fees of $820,000, $921,000 and $490,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The Investment Advisor earned $439,000 and $743,000 in acquisition related expenses during the years ended December 31, 2009 and 2008. No acquisition related expenses were earned during the year ended December 31, 2007. Prior to the adoption of “Business Combinations” on January 1, 2009, these acquisitions fees and expenses were capitalized to investments in real estate and related intangibles.

CB Richard Ellis, UK was paid a service fee in conjunction with the April 27, 2007 acquisition of 602 Central Blvd. totaling £9,000 ($18,000) for the year ended December 31, 2007 and a service fee in conjunction with the acquisition of Thames Valley Five totaling £24,000 ($42,000).

Rental Operations

Our reportable segments consist of three types of commercial real estate properties for which our management internally evaluates operating performance and financial results: the Domestic Industrial Properties, Domestic Office Properties and International Office/Retail Properties. All periods presented have been revised to report our segment results under our new reportable segment structure. We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, management fees and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our company-level general and administrative expenses. The following tables compare the net operating income for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Domestic Industrial Properties
Revenues:
Rental	$19,473	$20,350	$8,989
Tenant Reimbursements	5,057	4,323	1,447

Total Revenues	24,530	24,673	10,436
Property and Related Expenses:
Operating and Maintenance	1,297	1,146	382
General and Administrative	312	147	40
Property Management Fee to Related Party	346	376	114
Property Taxes	4,916	4,054	1,249

Total Expenses	6,871	5,723	1,785

Net Operating Income	17,659	18,950	8,651

Domestic Office Properties
Revenues:
Rental	19,430	8,429	3,890
Tenant Reimbursements	3,974	2,290	1,174

Total Revenues	23,404	10,719	5,064

Property and Related Expenses:
Operating and Maintenance	3,395	1,974	656
General and Administrative	174	61	29
Property Management Fee to Related Party	139	94	39
Property Taxes	2,708	1,425	529

Total Expenses	6,416	3,554	1,253

Net Operating Income	16,988	7,165	3,811

	Year Ended December 31,
	2009	2008	2007
International Office/Retail Properties
Revenues:
Rental	8,120	4,617	1,149
Tenant Reimbursements	270	140	12

Total Revenues	8,390	4,757	1,161

Property and Related Expenses:
Operating and Maintenance	282	128	19
General and Administrative	142	82	23
Property Management Fee to Related Party	171	21	7

Total Expenses	595	231	49

Net Operating Income	7,795	4,526	1,112

Reconciliation to Consolidated Net Loss
Total Segment Net Operating Income(1)	42,442	30,641	13,574
Interest Expense	11,378	10,323	5,049
General and Administrative	3,618	3,030	1,761
Investment Management Fee to Related Party	7,803	3,964	1,547
Acquisition Expenses	5,832	—	—
Depreciation and Amortization	25,093	17,171	8,050
Loss on Impairment	9,160	—	—

	(20,442)	(3,847)	(2,833)

Other Income and Expenses
Interest and Other Income	344	2,039	2,855
Net Settlement (Payments) Receipts on Interest Rate Swaps	(660)	65	—
Gain (Loss) on Interest Rate Swaps and Cap	89	(1,496)	—
(Loss) Gain on Note Payable at Fair Value	(807)	1,168	—
Loss on Transfer of Held for Sale Real Estate to Continuing Operations	—	(3,451)	—

(Loss) Income Before (Provision) Benefit for Income Taxes and Equity in Income (Loss) of Unconsolidated Entities	21,476	(5,522)	22

(Provision) Benefit for Income Taxes	(169)	82	(279)
Equity in Income (Loss) of Unconsolidated Entities	2,743	(1,242)	(150)

Net Loss	(18,902)	(6,682)	(407)

Net Loss Attributable to Non-Controlling Operating Partnership Units	54	26	4

Net Loss Attributable to CB Richard Ellis Realty Trust Shareholders	$(18,848)	$(6,656)	$(403)

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

Consolidated Results of Operations

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

Revenues

Rental

Rental revenue increased $13,627,000, or 41%, to $47,023,000 during the year ended December 31, 2009 as compared to $33,396,000 for the year ended December 31, 2008. The increase was due to the acquisitions of Maskew Retail Park, Avion Midrise III & IV in late 2008 and the acquisition of 13201 Wilfred Lane, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, 12650 Ingenuity Drive and Crest Ridge Corporate Center I in 2009 offset by lower rental revenue for 602 Central Blvd., Thames Valley Five, Jedburg Commerce Park and the write-off of unamortized above-market rent during 2009 for the bankrupt tenant, Aleris, at Kings Mountain I.

Tenant Reimbursements

Tenant reimbursements increased $2,548,000, or 38%, to $9,301,000 for the year ended December 31, 2009 compared to $6,753,000 for the year ended December 31, 2008, primarily as a result of increased tenant operating expense due to the late 2008 and 2009 acquisitions of Maskew Retail Park, Avion Midrise III & IV, 13201 Wilfred Lane, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, 12650 Ingenuity Drive and Crest Ridge Corporate Center I and increased reimbursements at Lakeside Office Center and the Carolina portfolio.

Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $1,726,000, or 53%, to $4,974,000 for the year ended December 31, 2009 compared to $3,248,000 for the year ended December 31, 2008. The increase was primarily due to the late 2008 and 2009 acquisitions of Maskew Retail Park, Avion Midrise III & IV, 13201 Wilfred Lane, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, 12650 Ingenuity Drive and Crest Ridge Corporate Center I.

Property Taxes

Property tax expense increased $2,145,000, or 39%, to $7,624,000 for the year ended December 31, 2009 compared to $5,479,000 for the year ended December 31, 2008. The increase was due to the acquisitions of Maskew Retail Park, Avion Midrise III & IV, 13201 Wilfred Lane, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, 12650 Ingenuity Drive and Crest Ridge Corporate Center I and increased taxes resulting from the reassessment of properties located in North Carolina and South Carolina.

Interest

Interest expense increased $1,055,000, or 10%, to $11,378,000 for the year ended December 31, 2009 compared to $10,323,000 for the year ended December 31, 2008 as a result of a full year of interest expense associated with Lakeside Office Center, Avion Midrise III & IV, Thames Valley Five, Albion Mills Retail Park, and the assumption of debt during 2009 for Maskew Retail Park and 12650 Ingenuity Drive offset by lower interest expense on the line of credit borrowing.

General and Administrative

General and administrative expense increased $926,000, or 28%, to $4,246,000 for the year ended December 31, 2009 compared to $3,320,000 for the year ended December 31, 2008; $954,000 was due to the increase in professional fees; $181,000 was due to the increase in legal expense; $116,000 was due to the increase in shareholder servicing fees and report production costs; $23,000 was due to the increase in directors’ and officers’ insurance and expenses offset by the reduction of general audit fees and Sarbanes-Oxley assistance of $209,000 and payment of organization costs associated with the formation of the Duke joint venture and Afton Ridge joint venture of $139,000.

Property Management Fee and Investment Management Fee

Property management fee and investment management fee increased $4,004,000, or 90%, to $8,459,000 for the year ended December 31, 2009 compared to $4,455,000 for the year ended December 31, 2008 resulting from an increase in assets under management.

Acquisition Expenses

During the year ended December 31, 2009, we expensed acquisition costs of $5,832,000. Prior to January 1, 2009, acquisition costs were capitalized.

Depreciation and Amortization

Depreciation and amortization expense increased $7,922,000, or 46%, to $25,093,000 for the year ended December 31, 2009 as compared to $17,171,000 for the year ended December 31, 2008. The net increase was related to the acquisitions of consolidated properties in late 2008 and during 2009.

Interest and Other Income

Interest and other income decreased $1,695,000, or 83%, to $344,000 for the year ended December 31, 2009 compared to $2,039,000 for the year ended December 31, 2008. The decrease was due to significantly lower money market interest rates.

Net Settlement (Payments) Receipts on Interest Rate Swaps

During the year ended December 31, 2009, we made net payments on interest rate swaps of ($660,000) versus net receipts of $65,000 on interest rate swaps during the year ended December 31, 2008.

Gain (Loss) on Interest Rate Swaps and Cap

During the year ended December 31, 2009, our derivative instruments generated income of $89,000 versus a loss of $1,496,000 for the year ended December 31, 2008 or a year to year increase of $1,585,000.

(Loss) Gain on Note Payable at Fair Value

The fair value of the Albion Mills Retail Park note payable decreased $1,975,000 or 169%, to ($807,000) for the year ended December 31, 2009 compared to $1,168,000 for the year ended December 31, 2008.

Loss on Transfer of Held for Sale Real Estate to Continuing Operations

During the year ended December 31, 2008, we incurred a loss of $3,451,000 on the transfer of held for sale real estate to investments in real estate. There was no similar transaction in 2009.

Loss on Impairment

During the year ended December 31, 2009, we incurred an impairment loss of $9,160,000 for Kings Mountain III. There was no impairment loss during the year ended December 31, 2008.

(Provision) Benefit for Income Taxes

Provision for income taxes decreased $251,000, or 306%, to ($169,000) for the year ended December 31, 2009 compared to $82,000 for the year ended December 31, 2008 resulting primarily from the transfer of the Carolina TRS discontinued operations portfolio to continuing operations as of September 30, 2008.

Equity in Income (Loss) of Unconsolidated Entities

Equity in income (loss) of unconsolidated entities increased $3,985,000, or 321%, to $2,743,000 for the year ended December 31, 2009 compared to ($1,242,000) for the year ended December 31, 2008. The increase was due to the positive operational activities of CBRE Strategic Partners Asia, the Duke joint venture and Afton Ridge.

Net Loss Attributable to Non-Controlling Operating Partnership Unit

Net loss attributable to non-controlling interest increased $28,000, or 108%, to $54,000 for the year ended December 31, 2009 as compared to $26,000 for the year ended December 31, 2008. The increase was due to increase in the non-controlling interest share of net loss.

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

Net Settlement Receipts on Interest Rates Swaps

We received net settlement receipts on interest rates swaps of $65,000 during the year ended December 31, 2008.

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

Equity in Loss of Unconsolidated Entities

Equity in loss of unconsolidated entities increased $1,092,000 to $1,242,000, or 728%, for the year ended December 31, 2008 compared to $150,000 for the year ended December 31, 2007. The increase was primarily due to a decline in the fair value of $1,064,000 in our CBRE Strategic Partners Asia unconsolidated entity during 2008.

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest increased $22,000, or 550%, to $26,000 for the year ended December 31, 2008 as compared to $4,000 the year ended December 31, 2007. The increase was due to increase in the minority interest share of net loss.

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

In order to avoid corporate-level tax on our net taxable income, we are required to pay distributions to our shareholders equal to our net taxable income. In addition, to qualify as a REIT, we generally are required to pay annual distributions to our shareholders equal to at least 90% of our net ordinary taxable income. Therefore, once the net proceeds we receive from our public offerings are substantially fully invested, we will need to raise additional capital in order to grow our business and acquire additional real estate investments. We anticipate borrowing funds to obtain additional capital, but there can be no assurance that we will be able to do so on terms acceptable to us, if at all.

Historical Cash Flows

Our net cash provided by operating activities increased by $7,790,000 to $26,226,000 for the year ended December 31, 2009, compared to $18,436,000 for the year ended December 31, 2008. The increase was due to operating distributions from the Duke joint venture of $9,650,000 and Afton Ridge of $1,748,000 and increased tenant billing collections from both consolidated and unconsolidated properties; offset by lower interest income, the payment of annual property taxes for North Carolina, South Carolina and Texas properties and the expensing of acquisition costs of $5,832,000 during the year ended December 31, 2009.

Net cash used in investing activities decreased by $33,413,000 to $288,619,000 for the year ended December 31, 2009, compared to $322,032,000 for the year ended December 31, 2008. The decrease was due to reduced acquisitions of real estate properties and investments in unconsolidated entities during the year ended December 31, 2009 compared to the same period in 2008.

Net cash provided by financing activities increased by $87,272,000 to $344,681,000 for the year ended December 31, 2009, compared to $257,409,000 for the year ended December 31, 2008. The increase was due to the pay down of loan payable of $45,000,000 during the year ended December 31, 2008, an increase in proceeds from the public offering of $89,933,000 and decrease in deferred financing costs of $729,000 offset by an increase in offering costs of $16,030,000, an increase in shareholder redemptions of $17,065,000, an increase in distributions to shareholders and non-controlling interest holders of $3,091,000, a decrease in debt financing of $10,970,000, an increase in principal payments on notes payable of $846,000 and a decrease in security deposits of $388,000.

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

Management believes that NAREIT’s definition of FFO reflects the fact that real estate, as an asset class, generally appreciates over time, and that depreciation charges required by GAAP do not always reflect the underlying economic realities. Likewise, the exclusion from NAREIT’s definition of FFO of gains and losses from the sales of previously depreciated operating real estate assets allows investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT’s activity and assists in comparing those operating results between periods. Thus, FFO provides a performance measure that, when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates and operating costs. Management also believes that FFO provides useful information to the investment community about our financial performance when compared to other REITs, since FFO is generally recognized as the industry standard for reporting the operations of REITs.

In addition to presenting FFO in accordance with the NAREIT definition, we also disclose FFO, as adjusted, which excludes the effects of acquisition costs and non-cash impairment charges. We believe that adjusting FFO to exclude these acquisition costs and impairment charges more appropriately presents our results of operations on a comparative basis. The items that we exclude from net income are subject to significant fluctuations from period to period that cause both positive and negative effects on our results of operations, often in inconsistent and unpredictable directions. The economics underlying these excluded items are not the primary factors in management’s decision-making process. Period to period fluctuations in these items can be driven by accounting for short-term factors that are not relevant to long-term investment decisions, long-term capital structures or long-term tax planning and tax structuring decisions. Therefore, while our FFO, as adjusted, clearly differs from NAREIT’s definition of FFO, and may not be comparable to similarly named measures of other REITs and real estate companies, we believe that it provides a meaningful supplemental measure of our operating performance. We believe that investors are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in planning and executing our business strategy, thus fostering a greater degree of transparency into our management process.

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

The following table presents our FFO for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Reconciliation of net loss to funds from operations
Net Loss Attributable to CB Richard Ellis Realty Trust Shareholders	$(18,848)	$(6,656)	$(403)
Adjustments:
Non-controlling interest	(54)	(26)	(4)
Real estate depreciation and amortization	25,093	17,171	8,050
Net effect of FFO adjustment from unconsolidated entities(1)	14,355	3,275	—
Net effect of loss from transfer of held for sale real estate to continuing operations	—	3,451	—

FFO	$20,546	$17,215	$7,643
Other Adjustments:
Acquisition expenses	5,832	—	—
Real estate impairment loss	9,160	—	—
Unrealized gain/impairment loss in unconsolidated entity	(1,483)	1,064	—

FFO, as adjusted	$34,055	$18,279	$7,643

(1)

Represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation) for each of our unconsolidated entities multiplied by the percentage of income or loss recognized by us for each of these unconsolidated entities during each of the quarters within the annual periods presented.

Financing

Notes Payable

On April 27, 2007, we, in connection with the acquisition of 602 Central Blvd, entered into a £5,500,000 ($8,886,000 at December 31, 2009) financing arrangement with the Royal Bank of Scotland secured by the property. The loan is for a term of seven years and bears interest at a variable rate of interest, adjusted quarterly, based on three month GBP-based LIBOR plus 0.67%, or 1.25% and 6.79% per annum as of December 31, 2009 and December 31, 2008, respectively. Interest payments only are due quarterly for the term of the loan with principal due at maturity. In addition, we incurred financing costs of approximately £61,000 ($99,000 at December 31, 2009) associated with obtaining this loan. The loan agreement requires us to maintain a rate cap agreement pursuant to which we will be protected against an increase in the three month LIBOR over 6.25% through May 27, 2010.

In connection with the acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. Assumption fees and other loan closing costs totaling $765,500 were capitalized as incurred. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. Principal payments totaling $3,583,000 were made during the year ended December 31, 2009. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

On December 27, 2007, we entered into a $9,000,000 financing agreement secured by the Bolingbrook Point III property with the Northwestern Mutual Life Insurance Company. The loan is for a term of seven years and bears a fixed interest rate of 5.26% per annum with principal due at maturity. In addition, we incurred financing costs of approximately $91,000 associated with obtaining this loan.

On May 30, 2008, we entered into a £7,500,000 ($12,117,000 at December 31, 2009) financing arrangement with the Royal Bank of Scotland plc secured by the Thames Valley Five property. The loan is for a term of five years (with a two year extension option) and bears interest at a variable rate of interest, adjusted quarterly, based on three month GBP-based LIBOR plus 1.01%. In addition, we incurred financing costs of approximately £67,000 ($108,000 at December 31, 2009) associated with obtaining this loan. On August 14, 2008, we entered into the interest rate swap agreement that fixes the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of December 31, 2009 and expires on May 30, 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On July 1, 2008, in connection with the acquisition of Enclave on the Lake, we assumed an $18,281,000 ($18,790,000 face value less discount of $509,000) loan from NorthMarq Capital, Inc. that bears interest at a fixed rate of 5.45% per annum and matures on May 1, 2011. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $349,000 were made during the year ended December 31, 2009. In addition, we incurred financing costs totaling $241,000 in conjunction with the assumption of the loan.

On August 7, 2008, we obtained a $9,000,000 loan from 40/86 Mortgage Capital, Inc., secured by the Lakeside Office Center property acquired on March 5, 2008. The loan is for a term of seven years and bears interest at a fixed rate of 6.03% with interest payments only for the first 36 months and principal and interest for the remaining 48 months of the loan term. In addition, we incurred financing costs of approximately $171,000 associated with obtaining this loan, including $36,000 paid to CBRE Capital Markets, a related party.

On October 10, 2008, we entered into a £5,771,000 ($9,323,000 at December 31, 2009) financing agreement with the Royal Bank of Scotland plc secured by Albion Mills Retail Park property. The loan is for a term of five years and bears interest at a variable rate of interest, adjusted quarterly, based on three month GBP-based LIBOR plus 1.31%. In addition, we incurred financing costs of approximately £75,000 ($121,000 at December 31, 2009) associated with obtaining this loan. On November 25, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of December 31, 2009 and expires on October 10, 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On November 18, 2008, in connection with the acquisition of Avion Midrise III & IV, we assumed $20,851,000 ($22,186,000 face value less discount of $1,335,000) fixed-rate mortgage loan from Capmark Finance, Inc. that bears interest at a rate of 5.52% per annum and matures on April 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $388,000 were made during the year ended December 31, 2009. In addition, we incurred financing costs totaling $344,000 in conjunction with the assumption of the loan.

On August 5, 2009, in connection with the acquisition of 12650 Ingenuity Drive, we assumed a $12,522,000 ($13,539,000 face value less a discount of $1,017,000) fixed rate mortgage loan from PNC Bank, National Association that bears interest at a rate of 5.62% and matures on October 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $116,000 were made during the year ended December 31, 2009. In addition, we incurred financing costs totaling $284,000 in conjunction with the assumption of the loan.

On August 10, 2009, we entered into a £13,975,000 ($22,578,000 at December 31, 2009) financing agreement with the Abbey National Treasury Services plc secured by the Maskew Retail Park property. On September 24, 2009, we drew the full amount of the loan and concurrently entered into an interest rate swap agreement that fixes the GBP-based LIBOR rate at 3.42% plus 2.26% or 5.68% per annum for the five year term of the loan. Interest only payments are due quarterly for the term of the loan with principal due at maturity. In addition, we incurred financing costs of approximately £268,000 ($434,000 at December 31, 2009) associated with obtaining this loan.

Loan Payable

On August 8, 2008, we entered into an amended and restated credit agreement with Bank of America, N.A. (“Bank of America”), which amended the terms of our prior credit agreement with Bank of America, to provide us with a new $45,000,000 unsecured revolving line of credit (the “Revolving Credit Facility”), and to replace our prior Bank of America term loan and revolving credit facility which matured in August 2008. The new Revolving Credit Facility was fully drawn upon at closing, with such proceeds utilized to pay down the full $45,000,000 amount outstanding under our prior Bank of America term loan (as of August 8, 2008, no amount was outstanding under our prior $10,000,000 Bank of America revolving credit facility). The new Revolving Credit Facility matures in August 2010 and bears interest at a floating rate of LIBOR plus 2.00% to 2.75%, based upon our leverage ratio as defined in the credit agreement (at our current leverage ratio, the Revolving Credit Facility bears interest at a floating rate of LIBOR plus 2.00%). An upfront fee of $292,500 was paid to Bank of America, and a fee equal to the actual daily amount by which the aggregate commitments exceed the total outstandings (both as defined in the amended and restated credit agreement) times 0.20% per annum if the total outstandings are equal to or more than 50% of the aggregate commitments, or 0.25% per annum otherwise, is accrued on unfunded balances under the Revolving Credit Facility. The loan contains various financial covenants and restrictions including a fixed charge coverage ratio of at least 1.75 to 1.00, as defined in the amended and restated credit agreement. As of December 31, 2009, there was no amount outstanding under the Revolving Credit Facility.

Our organizational documents contain a limitation on the amount of indebtedness that we may incur, so that unless our shares are listed on a national securities exchange, our aggregate borrowing may not exceed 300% of our net assets unless any excess borrowing is approved by a majority of our independent trustees and is disclosed to shareholders in our next quarterly report.

Distribution Policy

In order to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, we generally must make distributions to our shareholders each year in an amount at least equal to 90% of our REIT taxable income (as determined without regard to the dividends paid deduction and excluding net capital gain).

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

2009 Quarters	First	Second	Third	Fourth
Total distributions declared and paid	$10,066,000	$11,181,000	$12,767,000	$14,750,000
Distributions per share	$0.15	$0.15	$0.15	$0.15

2008 Quarters	First	Second	Third	Fourth
Total distributions declared and paid	$4,882,000	$5,907,000	$7,511,000	$8,989,000
Distributions per share	$0.14375	$0.14375	$0.15	$0.15

2007 Quarters	First	Second	Third	Fourth
Total distributions declared and paid	$1,124,000	$1,992,000	$3,099,000	$4,013,000
Distributions per share	$0.125	$0.1375	$0.1375	$0.14375

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

Off-Balance Sheet Arrangements

As of December 31, 2009, we had three Investments in Unconsolidated Entities; (i) a 5.07% ownership interest in CBRE Strategic Partners Asia, (ii) an 80% ownership interest in the Duke joint venture and (iii) a 90% ownership interest in Afton Ridge. Our investments are discussed in Item 2, “Properties,” and Note 5, “Investments in Unconsolidated Entities” in the accompanying consolidated financial statements.

Contractual Obligations and Commitments

The following table provides information with respect to our consolidated property contractual obligations at December 31, 2009 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Note Payable (and interest payments) Collateralized by REMEC Corporate Campus	$(14,467)	$(635)	$(13,832)	$—	$—
Note Payable (and interest payments) Collateralized by 300 Constitution Drive	(13,354)	(580)	(12,774)	—	—
Note Payable (and interest payments) Collateralized by Deerfield Commons I	(12,683)	(509)	(1,286)	(1,286)	(9,602)
Note Payable (and interest payments) Collateralized by 602 Central Blvd.	(9,386)	(111)	(222)	(9,053)	—
Note Payable (and interest payments) Collateralized by Bolingbrook Point III	(11,406)	(473)	(947)	(947)	(9,039)
Notes Payable (and interest payments) Collateralized by the Carolina Portfolio	(80,392)	(6,981)	(13,961)	(13,427)	(46,023)
Note Payable (and interest payments) Collateralized by Lakeside Office Center	(12,021)	(543)	(1,228)	(1,299)	(8,951)
Note Payable (and interest payments) Collateralized by Thames Valley Five(1)	(12,791)	(193)	(385)	(12,213)	—
Note Payable (and interest payments) Collateralized by Enclave on the Lake	(19,666)	(1,355)	(18,311)	—	—
Note Payable (and interest payments) Collateralized by Albion Mills Retail Park(1)	(10,025)	(175)	(351)	(9,499)	—
Note Payable (and interest payments) Collateralized by Avion Midrise III & IV	(26,822)	(1,618)	(3,237)	(21,967)	—
Note Payable (and interest payments) Collateralized by 12650 Ingenuity Drive	(16,869)	(1,118)	(2,237)	(13,514)	—
Note Payable (and interest payments) Collateralized by Maskew Retail Park(1)	(25,778)	(640)	(1,280)	(23,858)	—

Total	$(265,660)	$(14,931)	$(70,051)	$(107,063)	$(73,615)

(1)

These contractual obligations included the expected net payments due under interest rate swap agreements where in each case we have swapped our variable interest rate payments due under the debt agreements for fixed rates of interest payments.

The following table provides information with respect to our unconsolidated property contractual obligations at December 31, 2009 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Note Payable (and interest payments) Collateralized by Duke Joint Venture	$(145,677)	$(6,696)	$(13,392)	$(125,589)	$—
Note Payable (and interest payments) Collateralized by Afton Ridge Joint Venture	(27,964)	(1,308)	(2,616)	(24,040)	—

Total Notes Payable Collateralized by Unconsolidated Properties(1)	$(173,641)	$(8,004)	$(16,008)	$(149,629)	$—

(1)	Unconsolidated payment amounts are at our pro rata share of effective ownership and exclude our investment in CBRE Strategic Partners Asia.

As of December 31, 2009, we were committed to pay $1,197,000 in accrued offering costs. The timing of future payments is uncertain.

As of December 31, 2009, we had an unfunded investment commitment in CBRE Strategic Partners Asia totaling $10,921,000. The timing of future payments is uncertain.

Income Taxes

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2004. As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute currently to our shareholders. Under the Internal Revenue Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they generally distribute at least 90% of their annual net taxable income (excluding net capital gains) to their shareholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to state, local and foreign taxes on our income and property and to U.S. federal income and excise taxes on our undistributed gross income. Our properties located in Texas are subject to a Texas Gross Margin Tax, Deerfield Commons I is subject to a Georgia Corporation Income Tax and properties located in North Carolina are subject to a North Carolina Franchise Tax under which we incurred a total of approximately $169,000 and $116,900 of taxes for the year ended December 31, 2009 and 2008.

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

Notes Payable secured by real property are summarized as follows (in thousands):

	Interest Rate as of December 31,			2009	2008
Property	2009	2008	Maturity Date
REMEC	4.79%	4.79%	November 1, 2011	$13,250	$13,250
300 Constitution	4.84	4.84	April 1, 2012	12,000	12,000
Deerfield Commons I.(1)	5.23	5.23	December 1, 2015	9,725	9,725
602 Central Blvd.(2)(3)	1.25	6.79	April 27, 2014	8,886	8,026
Bolingbrook Point III	5.26	5.26	January 1, 2015	9,000	9,000
Fairforest Bldg. 5(4)	6.33	6.33	February 1, 2024	10,330	10,767
Fairforest Bldg. 6(4)	5.42	5.42	June 1, 2019	3,257	3,512
HJ Park—Bldg. 1(4)	4.98	4.98	March 1, 2013	914	1,167
North Rhett I(4)	5.65	5.65	August 1, 2019	4,246	4,567
North Rhett II(4)	5.20	5.20	October 1, 2020	2,345	2,503
North Rhett III(4)	5.75	5.75	February 1, 2020	1,903	2,038
North Rhett IV(4)	5.80	5.80	February 1, 2025	10,328	10,742
Mt Holly Bldg.(4)	5.20	5.20	October 1, 2020	2,345	2,503
Orangeburg Park Bldg.(4)	5.20	5.20	October 1, 2020	2,385	2,545
Kings Mountain I(4)	5.27	5.27	October 1, 2020	2,030	2,165
Kings Mountain II(4)	5.47	5.47	January 1, 2020	6,057	6,495
Union Cross Bldg. I(3)	5.50	5.50	July 1, 2021	2,935	3,111
Union Cross Bldg. II(4)	5.53	5.53	June 1, 2021	8,972	9,515
Thames Valley Five(3)(5)	6.42	6.42	May 30, 2013	12,117	10,945
Lakeside Office Center(6)	6.03	6.03	September 1, 2015	9,000	9,000
Enclave on the Lake(7)	5.45	5.45	May 1, 2011	18,274	18,623
Albion Mills Retail Park(3)(8)(9)	5.25	5.25	October 10, 2013	9,323	8,360
Avion Midrise III & IV(10)(2)	5.52	5.52	April 1, 2014	21,765	22,154
12650 Ingenuity Drive(11)	5.62	—	October 1, 2014	13,424	—
Maskew Retail Park(3) (12)	5.68	—	August 10, 2014	22,578	—

Notes Payable				217,389	182,713
Less Discount				(4,615)	(4,443)
Less Albion Mills Retail Park Fair Value Adjustment				(349)	(1,109)

Notes Payable Less Discount and Fair Value Adjustment				$212,425	$177,161

(1)	Interest only payments are due monthly for the first 60 months of the loan term. Principal and interest payments are due monthly for the remaining 60 months of the loan term.

(2)

Variable interest rate of 1.25% and 6.79% at December 31, 2009 and 2008 based on three month GBP based London Inter-Bank Offering Rate (“LIBOR”) plus 0.67%. We maintain a rate cap agreement pursuant to which we will be protected against an increase in the three month LIBOR over 6.25% through May 27, 2010.

(3)	These loans are subject to certain financial covenants (interest coverage and loan to value).

(4)

These notes payable were assumed from the seller of the Carolina Portfolio on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount.

(5)

We entered into the interest rate swap agreement that fixes the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of December 31, 2009 and expires on May 30, 2013. The stated rates on the mortgage note payable were 1.59% and 7.10% at December 31, 2009 and 2008 and were based on GBP-based LIBOR plus a spread of 1.01%.

(6)	Interest only payments are due monthly for the first 36 months of the loan term. Principal and interest payments are due monthly for the remaining 48 months of the loan term.

(7)	The loan was assumed from the seller of Enclave on the Lake on July 1, 2008 and was recorded at estimated fair value which includes the discount.

(8)	The Albion Mills Retail Park notes payable balance is presented at cost basis. This loan is carried on our balance sheet at fair value (see Note 16).

(9)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of December 31, 2009 and expires on October 10, 2013. The stated rates on the mortgage note payable were 1.88% and 3.83% at December 31, 2009 and 2008 and were based on GBP-based LIBOR plus a spread of 1.31%.

(10)	The loan was assumed from the seller of Avion Midrise III & IV on November 18, 2008 and was recorded at estimated fair value which includes the discount.

(11)	The loan was assumed from the seller of 12650 Ingenuity Drive on August 5, 2009 and was recorded at estimated fair value which includes the discount.

(12)

We entered into the interest rate swap agreement that fixes the GBP-based LIBOR rate at 3.42% plus 2.26 or 5.68% per annum as of December 31, 2009 and expires on August 10, 2014. The stated rate on the mortgage note payable was 2.83% at December 31, 2009 and was based on GBP-based LIBOR plus a spread of 2.26%.

Upon the maturity of our debt, there is a market risk as to the prevailing rates at the time of refinancing. Changes in market rates on our fixed-rate debt affect the fair market value of our debt but it has no impact on interest expense or cash flow. A 100 basis point increase or decrease in interest rates on our fixed rate debt would not increase or decrease our annual interest expense on our fixed rate debt.

The fair value of long-term debt was estimated based on current interest rates available to us for debt instruments with similar terms. The following table summarizes our financial instruments and their calculated fair value at December 31, 2009 and 2008 (in thousands):

	As of December 31, 2009
	Carrying Value	Total Fair Value
Financial Assets (Liabilities):
Interest Rate Cap	$1	$1
Interest Rate Swaps	(1,703)	(1,703)
Notes Payable	(212,425)	(210,087)

A 100 basis point increase or decrease in interest rates would increase or decrease the fair market value of our notes payable by $7,966,000 at December 31, 2009. In addition, a 100 basis point increase or decrease in interest rates would either increase or decrease annual variable interest expense on the 602 Central Boulevard property by approximately $89,000 and approximately $121,000 on the Thames Valley Five property and approximately $93,000 on the Albion Mills Retail Park property and approximately $226,000 on the Maskew Retail Park property.

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

Debt Maturities

The following table details our consolidated and unconsolidated debt maturities as of December 31, 2009 (in thousands):

	Consolidated Debt				Unconsolidated Debt(1)						Consolidated & Unconsolidated Debt(1)
	Scheduled Amortization	Term Maturities		Total	Scheduled Amortization		Term Maturities		Total		Scheduled Amortization	Term Maturities		Total
2010	$4,930	$		$4,930	$		$		$		$4,930	$		$4,930
2011	5,124		31,028	36,152		—		—		—	5,124		31,028	36,152
2012	5,351		12,000	17,351		—		—		—	5,351		12,000	17,351
2013(2)	5,430		21,440	26,870		—		102,310		102,310	5,430		123,750	129,180
2014	5,203		62,776	67,979		—		40,640		40,640	5,203		103,416	108,619
2015	4,906		26,491	31,397		—		—		—	4,906		26,491	31,397
2016	4,930		—	4,930		—		—		—	4,930		—	4,930
2017	5,215		—	5,215		—		—		—	5,215		—	5,215
2018	5,516		—	5,516		—		—		—	5,516		—	5,516
2019	5.420		—	5,420		—		—		—	5,420		—	5,420
Thereafter	11,629		—	11,629		—		—		—	11,629		—	11,629

Total	$63,654		$153,735	$217,389		$—		$142,950		$142,950	$63,654		$296,685	$360,339

Weighted Average Maturity (years)				5.02						4.28				4.73
Weighted Average Interest Rate				5.35%						5.60%				5.45%

(1)	Unconsolidated debt amounts are at our pro rata share of effective ownership.

(2)

The Thames Valley Five consolidated debt ($12,117,000 at December 31, 2009) maturity date may be extended for an additional two years from May, 2013 to May, 2015. In addition, Afton Ridge has the option to extend the maturity date of the unconsolidated debt ($22,950,000 at December 31, 2009 – our share) for one additional year from October, 2013 to October, 2014.

Encumbered and Unencumbered Properties

The following table details our Encumbered and Unencumbered properties as of December 31, 2009 (Approximate Acquisition Cost and Debt Balance in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance
Encumbered Properties	29	$459,318	$217,389	8	$272,663	$142,950	37	$731,981	$360,339
Unencumbered Properties	31	331,996	—	5	83,495	—	36	415,491	—

Total Properties	60	$791,314	$217,389	13	$356,158	$142,950	73	$1,147,472	$360,339

(1)

Number of Properties at 100%. Approximate Acquisition Cost and Debt Balance for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Subsequent Events

From January 1, 2010 through March 19, 2010, we received gross proceeds from our public offering of approximately $109,665,144 from the sale of 10,998,133 common shares.

On January 12, 2010, we were notified that the investment commitment period of CBRE Strategic Partners Asia was extended for one year from January 31, 2010 to January 31, 2011.

On January 28, 2010, we contributed an additional $2,435,000 of our CBRE Strategic Partners Asia capital commitment which was funded using net proceeds from our public offering.

On March 4, 2010, we received a distribution of net sales proceeds from CBRE Strategic Partners Asia totaling $2,435,000 from the February 23, 2010 sale of a residential property located in Beijing, China. The cash distributions in connection with the Beijing residential property sale are subject to recall and reinvestment into appropriate investments until the expiration of the CBRE Strategic Partners Asia commitment period on January 31, 2011.

On March 11, 2010, we paid off the £5,500,000 ($8,281,000 at March 11, 2010) loan secured by the 602 Central Blvd. property located in Coventry, UK.

On March 31, 2010, the Duke joint venture acquired 3900 Paramount Parkway & 1400 Perimeter Park Drive, located at 3900 North Paramount Parkway, 3900 South Paramount Parkway and 1400 Perimeter Park Drive in Morrisville, NC, a suburb of Raleigh, for approximately $35,250,000, exclusive of customary closing costs and acquisition fees which are both expensed as incurred. We own an 80% interest in the Duke joint venture.

3900 Paramount Parkway & 1400 Perimeter Park Drive consists of two four-story office buildings and one two-story office building, respectively. 3900 North Paramount is a 100,987 square foot office building that was built in 1998. 3900 South Paramount is a 119,170 square foot office building that was built in 1999. 1400 Perimeter Park Drive is a 44,916 square foot office building that was built in 1998. The buildings are 100% leased to two tenants, with 95% leased to PPD Development, LP through November 2023. PPD Development, LP is a research organization that provides drug development services to pharmaceutical, biotechnology, medical device, academic and government organizations. Upon closing, we paid the Investment Advisor a $423,000 acquisition fee.

On March 31, 2010, we contributed our Miramar I & II properties, located at 2300 & 2200 SW 145th Avenue in Miramar, FL, a suburb of Miami, to the Duke joint venture for approximately our cost of $42,500,000. We own an 80% interest in the Duke joint venture. This contribution, whereby the Company received $8,500,000, was structured as an offset to the amount owed by the Company to purchase 3900 Paramount Parkway & 1400 Perimeter Park Drive.

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

Disclosure Controls and Procedures

We have formally adopted a policy for disclosure controls and procedures that provides guidance on the evaluation of disclosure controls and procedures and is designed to ensure that all corporate disclosure is complete and accurate in all material respects and that all information required to be disclosed in the periodic reports submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods and in the manner specified in the Securities and Exchange Commission’s rules and forms and that disclosure controls and procedures were effective to ensure that the information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial offer, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Also, we have an investment in three unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to these entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, as required by the Securities Exchange Act Rule 13(a)-15(e), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees of

CB Richard Ellis Realty Trust

Los Angeles, California

We have audited the internal control over financial reporting of CB Richard Ellis Realty Trust and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2009 of the Company and our report dated March 31, 2010 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

/s/  DELOITTE & TOUCHE LLP

Los Angeles, California

March 31, 2010

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

Certain of the information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2010 Annual Meeting of Shareholders, expected to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, on or prior to April 30, 2010 (the “2010 Proxy Statement”), and is incorporated herein by reference.

The following table and biographical descriptions set forth certain information, as of the date of the filing of this Annual Report on Form 10-K, regarding our executive officers and trustees. Our Board of Trustees currently consists of five individuals, three of whom are independent. The biographical descriptions for each trustee include the specific experience, qualifications, attributes and skills that led to the conclusion by our Board of Trustees that such person should serve as a trustee.

Name	Age	Position
Jack A. Cuneo	62	Chairman of the Board of Trustees, President and Chief Executive Officer
Charles E. Black	61	Trustee*
Martin A. Reid	54	Trustee*
James M. Orphanides	59	Trustee*
Peter E. DiCorpo	38	Trustee
Laurie E. Romanak	50	Senior Vice President and Chief Financial Officer and Secretary
Philip L. Kianka	53	Chief Operating Officer and Executive Vice President

*	Denotes independent trustee

Jack A. Cuneo. Mr. Cuneo has been the Chairman of the Board of Trustees since January 2009 and our President and Chief Executive Officer and the President and Chief Executive Officer of our Investment Advisor since March 2004. Mr. Cuneo has over 40 years of experience in the real estate industry and had been involved in a wide range of real estate investment activity including acquisitions, development, joint venture structuring, property sales, work outs and private equity financing for REITs and real estate operating companies. Prior to joining CB Richard Ellis Investors L.L.C., or CBRE Investors, in June 2003, Mr. Cuneo served as President of Cuneo Capital Group which engaged in advisory and private equity investment activities from 2002 to 2003. Mr. Cuneo also spent 26 years at Merrill Lynch where he served from 1997 to 2000 as the Chairman and Chief Executive Officer of Merrill Lynch Hubbard, a real estate investment subsidiary which acquired, operated and sold over 100 properties valued at $1.8 billion on behalf of over 240,000 individual investors. Mr. Cuneo was a Managing Director of the Global Real Estate and Hospitality Group at Merrill Lynch from 2000 to 2002 where he led private equity, advisory and asset sales activities. He is a member of the Urban Land Institute (ULI), the Policy Advisory Board at the Haas School of Business, University of California at Berkeley and the Real Estate Board of New York. Mr. Cuneo received a B.A. from City College of New York and pursued graduate studies at the University of Massachusetts at Amherst.

Charles E. Black. Mr. Black has been one of our trustees since June 2004. Mr. Black is an attorney in private practice who represents developers, land owners and businesses in the development, entitlement, financing and implementation of politically sensitive, public and private real estate projects through the firm, Luce, Forward, Hamilton & Scripps LLP, where Mr. Black is of counsel. Mr. Black’s area of special focus in the real estate industry relates to structuring the entitlement and financing of large public/private mixed-use developments anchored by sports venues, convention centers and other public facilities. Mr. Black is the Chief Executive Officer of CB Urban Development, a development company he founded in 2007 which specializes in mixed-use urban development projects. Prior to that, Mr. Black was the Regional Senior Vice President (San Diego region) of The Irvine Company. Prior to joining The Irvine Company in March 2006, Mr. Black was the Executive Vice President of JMI Realty, where he had overall management responsibility for the development of Petco Park, the $450 million San Diego Padres baseball park that was completed in February 2004. Prior to joining JMI Realty in 2002, Mr. Black was the President and Chief Operating Officer of the San Diego Padres Baseball Club. From 1991 to 2002, Mr. Black was a partner in the law firm of Gray, Cary, Ware and Freidenrich, where his areas of expertise included real estate acquisition and development, urban planning and development law and development financing. Mr. Black is a member of the Urban Land Institute (ULI) and the land economics society Lambda Alpha. Mr. Black received a B.S. from the United States Air Force Academy and a J.D. from the University of California at Davis.

Martin A. Reid. Mr. Reid has been one of our trustees since March 2005. Mr. Reid is a partner in Cheswold Real Estate Investment management. Prior to joining Cheswold, Mr. Reid was the Chief Executive Officer of the General Partner of Redstone Hotel Partners, advising on hotel transactions and fund raising activities. From 1998 until 2006, Mr. Reid was a Managing Director of Thayer Lodging where he was responsible for acquisitions and dispositions. Mr. Reid has a broad professional background in real estate investment, capital markets and finance, including experience in public accounting and financial reporting. Prior to joining Thayer Lodging in 1998, Mr. Reid spent four years as a Principal at LaSalle Advisors in Baltimore, Maryland, successor through merger to Alex. Brown Kleinwort Benson, where he originated and closed real estate transactions for pension fund clients. Prior to his tenure with LaSalle, Mr. Reid spent several years in acquisitions and dispositions with real estate investment and advisory affiliates of Merrill Lynch & Co. and Chase Manhattan Bank, where he was involved in the acquisition of several office, retail and residential properties and portfolios. Mr. Reid received a B.S. in Accounting from the State University of New York at Albany and an M.B.A. in Financial Management from Pace University. Mr. Reid is a Member of the American Institute of Certified Public Accountants and is a Full Member of the Urban Land Institute (ULI).

James M. Orphanides. Mr. Orphanides has been one of our trustees since October 2005. Since January 2010, Mr. Orphanides has been a Partner and the President of Centurion Holdings LLC. Mr. Orphanides has been Chairman Emeritus of First American Title Insurance Company of New York, and a Director, effective December 31, 2007. Mr. Orphanides has worked for First American since 1992 in key executive positions and from 1996 through 2007 he was President, CEO and Chairman of the Board. Mr. Orphanides has led strategic planning, governance and compliance for the New York company of First American, where he built and expanded the business during his tenure. Prior to joining First American, Mr. Orphanides was a Principal and President of Preferred Land Title Services, Inc. from 1982 to 1992. Mr. Orphanides was Vice President and head of the National Sales department in New York for Commonwealth Land Title Insurance Company from 1979 to 1982 and an Executive at Chicago Title Insurance Company from 1972 to 1979. Mr. Orphanides was a trustee of Wilshire Enterprises, Inc. from January 2009 through January 2010 where he was a member of the Audit committee and chaired strategic planning. Mr. Orphanides has been actively involved in many non-for profit organizations. Currently, Mr. Orphanides sits on the Boards of: the Foundation for Medical Evaluation and Early Detection, Seeds of Peace, Citizen Budget Commission and the American Ballet Theatre. Mr. Orphanides is also a member of the Hellenic American Bankers Association (HABA) and the Economic Club of New York; TPC Golf Club at Jasna Polona in Princeton, New Jersey; the Nassau Club in Princeton, New Jersey and the Union League Club in New York City. Mr. Orphanides received a B.A. from Heidelberg College and an M.A. from Queens College of New York.

Peter E. DiCorpo. Mr. DiCorpo has been one of our trustees since March 2009. Mr. DiCorpo joined CBRE Investors in 2008 as Global Chief Operating Officer. In this capacity, he is responsible for the global execution of the company’s business plan and oversight of day-to-day business operations. He is a member of the firm’s Executive Committee and Global Leadership Team. Mr. DiCorpo is a seasoned real estate professional who has a broad range of experience in many facets of the industry, including accounting, auditing and operations experience. He joined CBRE Investors from AIG Global Real Estate Investment Corp., where he served in various capacities since 1995, including Chief Administrative Officer. He also served as Head of Residential Production where he created a national investment team and oversaw all multifamily investments. Mr. DiCorpo earned a B.A. degree in Mathematical Economics from Colgate University, a M.S. in Professional Accounting from the University of Hartford and an M.B.A. in Finance and Management from New York University Stern School of Business.

Laurie E. Romanak. Ms. Romanak has been our Senior Vice President, Chief Financial Officer and Secretary and a Managing Director of our Investment Advisor since March 2004. Ms. Romanak is also the Executive Managing Director and Global Head of Investment Reporting of CBRE Investors and is responsible for global accounting/reporting and finance activities for the organization’s approximately $34.8 billion real estate investment portfolio. Ms. Romanak directs human resources and corporate compliance/administration for the firm’s offices in the US, Asia and Europe. Ms. Romanak joined CBRE Investors in 1986 and has served in her current role since 1995. Ms. Romanak is a C.P.A. and has more than 24 years of experience in the commercial real estate industry. Ms. Romanak previously served on the Board of Directors of the National Council of Real Estate Investment Fiduciaries (NCREIF) and as its past President, and is an active member of the National Association of Real Estate Investment Managers (NAREIM). Ms. Romanak received a B.B.A. from the University of Michigan at Ann Arbor.

Philip L. Kianka. Mr. Kianka has been our Chief Operating Officer and Executive Vice President since October 2008. Mr. Kianka has also been the Director of Operations of the Investment Advisor since January 2006. Mr. Kianka is also a Senior Director of CBRE Investors. Mr. Kianka has over 24 years of experience in acquisitions, asset and portfolio management, development and dispositions of real estate. Prior to joining the Investment Advisor, Mr. Kianka was a Vice President and senior asset manager for Lexington Corporate Properties Trust from 1997 to December 2005. Mr. Kianka also spent 13 years as Vice President at Merrill Lynch Hubbard, a real estate investment subsidiary of Merrill Lynch, which acquired, operated and sold over 100 properties valued at $1.8 billion on behalf of over 240,000 investors. Mr. Kianka received a B.A. and a MARCH from Clemson University in Clemson, South Carolina and is a licensed architect and member of the American Institute of Architects.

Our trustees and executive officers will serve until their successors are duly elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and trustees, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Based solely on a review of the copies of the forms received and written representations, we believe that during fiscal year 2009, our executive officers, trustees and persons who own more than 10% of a registered class of our equity securities complied with the beneficial ownership reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

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

Certain of the information required by Item 11 will be set forth in the 2010 Proxy Statement and is incorporated herein by reference.

Compensation of Trustees

Trustees of our company who are not independent receive no additional compensation for their services as trustees. The following table sets forth the compensation earned by our independent trustees for the year ended December 31, 2009: *

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Charles E. Black	$61,000	—	$61,000
Martin A. Reid	$59,500	—	$59,500
James M. Orphanides	$50,000	—	$50,000

*

The columns “Stock Awards,” “Option Awards,” “Non-Equity Incentive Plan Compensation,” and “Change in Pension Value and Nonqualified Deferred Compensation Earnings” were omitted from this table as no such compensation was earned by our independent trustees for the year ended December 31, 2009.

For the 2009 fiscal year, we paid each of our independent trustees $40,000 per year and $1,000 per regularly scheduled committee meeting attended and $1,000 per special board meeting attended whether held in person or by telephone conference. The chairperson of the Audit Committee is entitled to an additional annual fee of $7,500 and the chairperson of the Compensation Committee is entitled to an additional annual fee of $5,000. All trustees receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Trustees. If a trustee also is an officer of ours, we do not pay separate compensation for those services rendered as a trustee.

Equity Incentive Plans

We have adopted a 2004 equity incentive plan. The purpose of the 2004 equity incentive plan is to provide us with the flexibility to use share options and other awards to provide a means of performance-based compensation. Key employees, directors, trustees, officers, advisors, consultants or other personnel of ours and our subsidiaries or other persons expected to provide significant services to us or our subsidiaries, including employees of our Investment Advisor, would be eligible to be granted share options, restricted shares, phantom shares, dividend equivalent rights and other share-based awards under the 2004 equity incentive plan. As of December 31, 2009, no stock options, stock awards, warrants or other rights were outstanding under this plan.

We have adopted a 2004 performance bonus plan. Annual bonuses under our 2004 performance bonus plan are awarded by our Compensation Committee to selected officers or other employees of ours, or key employees, based on corporate factors or individual factors (or a combination of both). As of December 31, 2009, no awards have been granted under this plan.

See Item 5. “Market for Registrant’s Common Equity, Related Shareholders Matters and Issuer Purchases of Equity Securities,” for a detailed description of these equity incentive plans.

Compensation Committee Interlocks and Insider Participation

There are no Compensation Committee interlocks and we do not have any employees. The members of our Compensation Committee for the year ended December 31, 2009 were Messrs. Black (chairman) and Reid.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS

Certain of the information required by Item 12 will be set forth in the 2010 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

As of December 31, 2009, no stock options, stock awards, warrants, or other rights were outstanding under the 2004 equity incentive plan. As of December 31, 2009, no awards have been granted under the 2004 performance bonus plan.

Security Ownership of Certain Beneficial Owners and Management

The following table presents information regarding the beneficial ownership of our common shares as of March 20, 2010 with respect to:

¡	each person who is the beneficial owner of more than five percent of our outstanding common shares;

¡	each of our trustees;

¡	each of our named executive officers; and

¡	all trustees and executive officers as a group.

Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment powers.

Name and Address(1)	Shares Owned(2)	Percentage
Trustees and Executive Officers:
Jack A. Cuneo	120	*
Charles E. Black	—	—
Martin A. Reid	—	—
James M. Orphanides	81,522	*
Peter E. DiCorpo	—	—
Laurie E. Romanak	—	—
Philip L. Kianka	—	—
All executive officers and trustees as a group	81,642	*

*	Less than one percent.

(1)	The address for each of our named executive officers is 17 Hulfish Street, Suite 280, Princeton, New Jersey 08542.

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

Certain of the information required by Item 13 will be set forth in the 2010 Proxy Statement and is incorporated herein by reference.

The Advisory Agreement

We entered into an advisory agreement with our Investment Advisor in July 2004, which was amended and restated in October 2006 and again in January 2009. Pursuant to this agreement, which was unanimously approved by our Board of Trustees, including our independent trustees, we appointed our Investment Advisor to manage, operate, direct and supervise our operations. Our Investment Advisor performs its duties as a fiduciary of us and our shareholders. Many of the services to be performed by our Investment Advisor in managing our day-to-day activities are summarized below. This summary is provided to illustrate the material functions that our Investment Advisor performs for us as our Investment Advisor, and it is not intended to include all of the services that may be provided to us by our Investment Advisor or by third parties. Our Investment Advisor may subcontract with third parties for the performance of certain duties on our behalf. Our Investment Advisor will only subcontract with third parties that are believed to have the requisite experience to perform their duties. Our Investment Advisor will supervise the activities of any such third parties consistent with its fiduciary duty to us. Under the terms of the advisory agreement, our Investment Advisor undertakes to use its best efforts to present to us investment opportunities consistent with our investment policies and objectives as adopted by our Board of Trustees. In its performance of this undertaking, our Investment Advisor shall, subject to the authority of our Board of Trustees:

¡	find, present and recommend to us real estate investment opportunities consistent with our investment policies and objectives;

¡	structure the terms and conditions of transactions pursuant to which acquisitions of properties will be made;

¡	acquire assets on our behalf in compliance with our investment objectives and policies;

¡	arrange for financing and refinancing of properties; and

¡	enter into leases and service contracts for the properties acquired.

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

¡

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

¡	without cause or penalty by a majority of our independent trustees or by our Investment Advisor upon 60 days’ written notice; or

¡	immediately by our Investment Advisor upon our bankruptcy or any material breach of the advisory agreement by us, which remains uncured after 10 days’ written notice.

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

Ownership by our Investment Advisor and its Affiliates

As of December 31, 2009, CBRE REIT Holdings LLC, an affiliate of our Investment Advisor, owned 246,361 limited partnership units, representing 0.23% of the outstanding limited partnership units in CBRE OP. CBRE REIT Holdings LLC also owned all of the class B limited partnership interest in CBRE OP. CBRE REIT Holdings LLC was formed solely to hold these ownership interests in CBRE OP and is controlled by CBRE Investors, which is an indirect wholly-owned subsidiary of CB Richard Ellis Group, Inc., or CB Richard Ellis. CBRE REIT Holdings LLC purchased the limited partnership units for an aggregate amount of $242,500, or $8.10 per unit in July 2004. The class B limited partnership interest was issued to CBRE REIT Holdings LLC as part of the consideration for our Investment Advisor entering into the advisory agreement with us and for services provided to us in connection with our formation and ongoing advisory services, such as selecting the placement agent relating to our initial private placement, sourcing members to serve on our executive management team and seeking initial investments for our portfolio. The issuance of this interest was negotiated between related parties and we did not have the benefit of arm’s length negotiations of the type normally conducted with an unaffiliated third party. CBRE Investors, an affiliate of our Investment Advisor, also purchased 269,428 of our common shares for $2,182,500, or $8.10 per share, in an initial private placement of our common shares prior to our initial public offering.

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

Peter E. DiCorpo, one of our trustees, serves as the Global Chief Operating Officer of CBRE Investors, our sponsor. Laurie E. Romanak, our Senior Vice President, Chief Financial Officer and Secretary, serves as a Managing Director of our Investment Advisor, as the Executive Managing Director and Global Head of Investment Reporting of CBRE Investors and is also a member of the investment committee of CBRE Strategic Partners Asia, an entity in which we are a limited partner. Jack A. Cuneo, our President and Chief Executive Officer and the Chairman of our Board of Trustees, serves as the President and Chief Executive Officer of our Investment Advisor and also serves as a Managing Director of CBRE Investors. Philip L. Kianka, our Chief Operating Officer and Executive Vice President serves as the Director of Operations of our Investment Advisor. Our Chairman, President and Chief Executive Officer and our Chief Financial Officer directly hold an aggregate of approximately a 12.9% economic interest in our Investment Advisor. Given these positions and ownership interest, these individuals owe fiduciary duties to these entities and their shareholders. Such fiduciary duties may from time to time conflict with the fiduciary duties owed to us and our shareholders.

Ownership by Affiliates of the Dealer Manager and the Sub-Advisor

Fund Investors, LLC, an affiliate of our Dealer Manager, owns 99,373 of our common shares. Additionally, CNL Fund Management Company, an affiliate of our Dealer Manager, serves as the Sub-Advisor to our Investment Advisor. Fund Investors, LLC and CNL Fund Management Company owns an aggregate 23% distribution interest in the net proceeds upon a sale of our Investment Advisor and an aggregate 24.9% voting and distribution interest (excluding distributions that CBRE Investors is entitled to with respect to 29,937 class A units) in CBRE REIT Holdings LLC. CNL Fund Management Company and Fund Investors, LLC received their interests in our Investment Advisor and in CBRE REIT Holdings LLC in return for capital contributions made to each respective entity. CNL Fund Management Company and our Dealer Manager are wholly-owned subsidiaries of CNL Capital Markets Corp.

Joint Ventures with Affiliates of our Investment Advisor

We have agreed to a capital commitment of up to $20,000,000 in CB Richard Ellis Strategic Partners Asia II-A, L.P., or CBRE Strategic Partners Asia. As of December 31, 2009, we had funded $9,079,000 of our capital commitment. CBRE Investors, our sponsor, formed CBRE Strategic Partners Asia to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in Asia, including China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. The initial closing of CBRE Strategic Partners Asia was in October 2007 with additional commitments being accepted through January 2008. CBRE Strategic Partners Asia closed on January 31, 2008, with aggregate capital commitments of $394,200,000. CBRE Strategic Partners Asia has an eight-year term, which may be extended for up to two one-year periods with the approval of two-thirds of the limited partners.

As of December 31, 2009, CBRE Strategic Partners Asia, with its parallel fund CB Richard Ellis Strategic Partners Asia II, L.P., had aggregate investor commitments of approximately $394,200,000 from institutional investors including CBRE Investors and had acquired ownership interests in ten properties, five in China and five in Japan. As of December 31, 2009, we owned an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. Our capital commitment is currently being pledged as collateral on borrowings of CBRE Strategic Partners Asia of which our pro rata portion of such borrowings was $5,208,000 based on our 5.07% ownership interest in CBRE Strategic Partners Asia at December 31, 2009.

CBRE Strategic Partners Asia is managed by CB Richard Ellis Investors SP Asia II, LLC, or the Investment Manager, an affiliate of CBRE Investors. The Investment Manager is entitled to an annual management fee at an annual rate equal to 1.25% of the capital commitments (or an annual rate of 1.5% of the capital commitments for limited partners (which include us) with aggregate capital commitments of less than $50,000,000). The Investment Manager is also entitled to an acquisition fee equal to (i) for assets acquired for ground up, new development or asset repositioning involving refurbishment activity, 0.75% of CBRE Strategic Partners Asia’s pro rata share of the total acquisition cost of such investment, plus 0.375% of the amount of projected capital expenditures required for such development or refurbishment activity, or (ii) for all other assets, 0.75% of CBRE Strategic Partners Asia’s pro rata share of the total acquisition cost of such investment. Our share of investment management and acquisition fees paid to the Investment Manager were approximately $300,000, $271,000 and $51,000 and none, $104,000 and $45,000, respectively, for the years ended December 31, 2009, 2008 and 2007, respectively.

We will pay our Investment Advisor investment management and acquisition fees with respect to our investment in CBRE Strategic Partners Asia. Such fees paid to our Investment Advisor will be reduced, but not below zero, by our proportionate share of the management and acquisition fees paid to the Investment Manager. As of December 31, 2009, we had paid no fees to our Investment Advisor relating to this investment.

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

Fees Paid in Connection with Our Offerings

For the years ended December 31, 2009, 2008 and 2007, our Dealer Manager earned the following fees:

	Years Ended December 31,
	2009		2008		2007
	Earned(1)	Payable(2)	Earned(1)	Payable(2)	Earned(1)	Payable(2)
Selling commissions	$23,204,000	$347,000	$13,703,000	$426,000	$9,921,000	$588,000
Dealer manager fees	$8,359,000	$412,000	$4,929,000	$194,000	$3,436,000	$234,000
Marketing support fees	$3,462,000	$111,000	$2,074,000	$80,000	$1,658,000	$101,000

(1)	Earned represents the amount expensed on an accrual basis for services provided by the Dealer Manager during the period.

(2)	Payable represents the unpaid amount due on an accrual basis to the Dealer Manager for services provided as of the balance sheet date specified.

For the years ended December 31, 2009, 2008 and 2007, our Dealer Manager and our Investment Advisor and/or its affiliates earned the following other offering costs:

	Years Ended December 31,
	2009		2008		2007
	Earned(1)	Payable(2)	Earned(3)	Payable(4)	Earned(5)	Payable(6)
Other Offering Costs	$3,887,000	$244,000	$4,115,000	$3,704,000	$3,629,000	$4,290,000

(1)	Included in the other offering costs earned is $3,714,000 and $173,000 for the Dealer Manager and the Investment Advisor, respectively.

(2)	Included in the payable amount is $243,000 and $1,000 due to the Dealer Manager and the Investment Advisor, respectively.

(3)	Included in the other offering costs earned is $3,999,000 and $116,000 for the Dealer Manager and the Investment Advisor, respectively.

(4)	Included in the payable amount is $2,692,000, $13,000 and 999,000 due to the Dealer Manager, the Investment Advisor and CB Richard Ellis Group, Inc., respectively.

(5)	Included in the other offering costs earned is $3,566,000 and $63,000 for the Dealer Manager and CB Richard Ellis Group, Inc., respectively.

(6)	Included in the payable amount is $2,590,000 and $1,700,000 due to the Dealer Manager and CB Richard Ellis Group, Inc., respectively.

Fees Paid in Connection with Our Operations

For the years ended December 31, 2009, 2008 and 2007, our Investment Advisor and/or its affiliates earned the following fees:

	Years Ended December 31,
	2009		2008		2007
	Earned(1)	Payable(2)	Earned(1)	Payable(2)	Earned(1)	Payable(2)
Acquisition Fees and Expenses(3)	$4,826,000	$—	$5,670,000	$743,000	$2,620,000	$—
Investment management fees(4)	$7,803,000	$757,000	$3,964,000	$625,000	$1,547,000	$429,000
Property management fees	$656,000	$106,000	$491,000	$126,000	$160,000	$50,000

(1)	Earned represents the amount expensed on an accrual basis for services provided by the Investment Advisor during the period.

(2)	Payable represents the unpaid amount due on an accrual basis to the Investment Advisor for services provided as of the balance sheet date specified.

(3)

In connection with services provided to the Investment Advisor, the Sub-Advisor, pursuant to a sub-advisory agreement, was paid $820,000, $921,000 and $490,000 by the Investment Advisor for the years ended December 31, 2009, 2008 and 2007, respectively.

(4)

The Investment Advisor waived investment management fees of none $1,529,000 and $432,000 for the years ended December 31, 2009, 2008 and 2007, respectively. In connection with services provided to the Investment Advisor, the Sub-Advisor, pursuant to a sub-advisory agreement, was paid $1,078,000, $547,000 and $214,000 by the Investment Advisor for the years ended December 31, 2009, 2008 and 2007, respectively.

CBRE Capital Markets, an affiliate of the Investment Advisor, received none, $636,000 and $36,000 in mortgage banking fees for the years ended December 31, 2009, 2008 and 2007, respectively. Leasing and brokerage fees aggregating $198,000, $15,000 and none were paid to the Investment Advisor or its affiliates for the years ended December 31, 2009, 2008 and 2007, respectively. In addition, CB Richard Ellis, UK, an affiliate of the Investment Advisor, received a payment for certain acquisition expenses in conjunction with the April 27, 2007 acquisition of 602 Central Blvd. totaling £9,000 ($18,000) for the year ended December 31, 2007 and a service fee in conjunction with the acquisition of Thames Valley Five totaling £24,000 ($42,000).

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

Asset Acquisitions. In the event that an investment opportunity becomes available to us through the CBRE Investors network that is suitable, under all of the factors considered by our Investment Advisor, for us and another program or account managed by CBRE Investors, then the entity that has had the longest period of time elapse since it was offered an investment opportunity will first be offered such investment opportunity. Investment opportunities sourced directly by our Investment Advisor and suitable for us are first presented to us before being offered to other programs or accounts. In determining whether or not such an investment opportunity is suitable for more than one program or account, our Investment Advisor shall examine, among others, the following factors:

¡	the degree to which the potential acquisition meets the investment objectives and parameters of each program or account;

¡	the amount of funds available to each program or account and the length of time such funds have been available for investment;

¡	the effect of the acquisition both on diversification of each program’s or account’s investments by type of property and geographic area, and on diversification of the tenants of its properties;

¡	the policy of each program or account relating to leverage of properties;

¡	the anticipated cash flow of each program or account;

¡	the tax effects of the purchase of each program or account; and

¡	the size of the investment.

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

Certain of the information required by Item 14 will be set forth in the 2010 Proxy Statement and is incorporated herein by reference.

We have engaged Deloitte & Touche LLP to provide us with audit and tax services. Services may include examination of annual financial statements, review of unaudited quarterly financial information, review and consultation regarding filings with the SEC, assistance with management’s evaluation of internal accounting controls, consultation on financial accounting and reporting matters, tax planning, tax consultation and tax return preparation. Deloitte & Touche LLP has served as our independent registered public accounting firm since July 1, 2004 and audited our consolidated financial statements for the years ended December 31, 2009, 2008, 2007, 2006 and 2005.

The following table lists the fees for services rendered by our independent registered public accounting firm for the years ended December 31, 2009 and 2008:

Services	2009	2008
Audit Fees(1)	$660,000	$763,000
Audit Related Fees(2)	172,000	230,000
Tax Fees(3)	190,000	180,000
All Other Fees	—	—

Total	$1,022,000	$1,173,000

(1)

Audit fees billed in 2009 and 2008 consisted of the audit of our annual consolidated financial statements, acquisition audits, reviews of our quarterly consolidated financial statements, statutory and regulatory audits, consents and other services related to filings with the SEC.

(2)	Audit-related fees consist of Sarbanes Oxley compliance, review and consultation.

(3)	Tax services consist of tax compliance, preparation, planning and advice.

Our Audit Committee must pre-approve, to the extent required by applicable law, all audit services and permissible non-audit services provided by our independent registered public accounting firm, except for any de minimis non-audit services. Non-audit services are considered de minimis if (i) the aggregate amount of all such non-audit services constitutes less than 5% of the total amount of revenues we paid to our independent registered public accounting firm during the fiscal year in which they are provided; (ii) we did not recognize such services at the time of the engagement to be non-audit services; and (iii) such services are promptly brought to our Audit Committee’s attention and approved prior to the completion of the audit by our Audit Committee or any of its member(s) who has authority to give such approval. None of the fees reflected above were approved by our Audit Committee pursuant to this de minimis exception. Our Audit Committee may delegate to one or more of its members the authority to grant pre-approvals. All services provided by Deloitte & Touche LLP in 2009 were pre-approved by our Audit Committee.

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

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

¡	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

¡	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

¡	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

¡	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

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

3.2

Articles of Amendment of Declaration of Trust of CB Richard Ellis Realty Trust (Previously filed as exhibit 3.1 to the current report on Form 8-K (File No. 000-53200) filed June 22, 2009 and incorporated herein by reference).

3.3

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

Exhibit No.
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

Exhibit No.

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

10.25

Contribution Agreement, dated May 5, 2008, by and among Duke Realty Limited Partnership, Duke/Hulfish, LLC and CBRE Operating Partnership, L.P. (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-53200) filed May 6, 2008 and incorporated herein by reference).

10.26

Amended and Restated Credit Agreement, dated August 8, 2008, by and among CBRE Operating Partnership, L.P., CB Richard Ellis Realty Trust and Bank of America, N.A. (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (file No. 000-53200) filed August 14, 2008, and incorporated herein by reference).

10.27

Duke/Hulfish, LLC Limited Liability Company Agreement, by and among CBRE Operating Partnership, L.P. and Duke Realty Limited Partnership, dated June 12, 2008 (Previously filed as Exhibit 10.3 to Form 10-Q (File No. 000-53200) filed November 14, 2008 and incorporated herein by reference).

10.28

First Amendment to the Contribution Agreement, by and between Duke Realty Limited Partnership, Duke/Hulfish LLC and CBRE Operating Partnership, L.P. dated September 12, 2008 (Previously filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 000-53200) filed November 14, 2008 and incorporated herein by reference).

10.29

Managing Dealer Agreement dated January 30, 2009, between CB Richard Ellis Realty Trust, and CNL Securities Corp. (Previously filed as Exhibit 1.1 to the Current Report on Form 8-K (File No. 000-53200) filed February 5, 2009 and incorporated herein by reference).

10.30

Selected Dealer Agreement, by and among, CB Richard Ellis Realty Trust, CNL Securities Corp., CBRE Advisors LLC, CB Richard Ellis Investors, LLC and Ameriprise Financial Services, Inc. dated as of February 12, 2009 (Previously filed as Exhibit 1.1 to the Current Report on Form 8-K (File No. 000-53200) filed February 18, 2009 and incorporated herein by reference).

10.31

Side Letter, between CB Richard Ellis Realty Trust, CB Richard Ellis Investors, LLC and CBRE Advisors LLC dated February 12, 2009 (Previously filed as Exhibit 1.2 to the Current Report on Form 8-K (File No. 000-53200) filed February 18, 2009 and incorporated herein by reference).

10.32

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

CB RICHARD ELLIS REALTY TRUST

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007	F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007	F-5
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007	F-6
Notes to the Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007	F-7
Schedule III—Properties and Accumulated Depreciation Through December 31, 2009	F-46

Duke/Hulfish, LLC and Subsidiaries
Report of Independent Registered Public Accounting Firm	F-48
Consolidated Balance Sheets as of December 31, 2009 and 2008	F-49
Consolidated Statements of Operations for the Year Ended December 31, 2009 and for the Period from April 29, 2008 (inception) through December 31, 2008	F-50
Consolidated Statements of Members’ Equity for the Year Ended December 31, 2009 and for the Period from April 29, 2008 (inception) through December 31, 2008	F-51
Consolidated Statements of Cash Flows for the Year Ended December 31, 2009 and for the Period from April 29, 2008 (inception) through December 31, 2008	F-52
Notes to the Consolidated Financial Statements—December 31, 2009 and 2008	F-53
Schedule III—Properties and Accumulated Depreciation through December 31, 2009	F-61

CBRE Strategic Partners Asia
Independent Auditors’ Report (KPMG)	F-62
Independent Auditors’ Report (KPMG LLP)	F-63
Combined Statements of Assets, Liabilities and Partners’ Capital as of December 31, 2009, 2008 and 2007	F-64
Combined Schedule of Real Estate Related Assets as of December 31, 2009, 2008 and 2007	F-65
Combined Statements of Operations for the Years Ended December 31, 2009 and 2008 and for the Period from July 9, 2007 (Inception) through December 31, 2007	F-66
Combined Statements of Partners’ Capital for the Years Ended December 31, 2009 and 2008 and for the Period from July 9, 2007 (Inception) through December 31, 2007	F-67
Combined Statements of Cash Flows for the Years Ended December 31, 2009 and 2008 and for the Period from July 9, 2007 (Inception) through December 31, 2007	F-68
Notes to the Combined Financial Statements for the Years Ended December 31, 2009, 2008 and 2007	F-69

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees of

CB Richard Ellis Realty Trust

Los Angeles, California

We have audited the accompanying consolidated balance sheets of CB Richard Ellis Realty Trust and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits. We did not audit the financial statements of Duke/Hulfish, LLC (a joint venture), which statements reflect total assets constituting 17% and 16% of consolidated total assets as of December 31, 2009 and 2008, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Duke/Hulfish, LLC, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and (as to the amounts included for Duke/Hulfish, LLC) the report of the other auditors, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in the Note 2 to the consolidated financial statements, the Company adopted the provisions of FASB Statement of Financial Accounting Standards No. 141 (R), Business Combinations, included in ASC Topic 805, Business Combinations, as of January 1, 2009.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting based on our audit.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, CA

March 31, 2010

CB RICHARD ELLIS REALTY TRUST

Consolidated Balance Sheets

as of December 31, 2009 and 2008

(In Thousands, Except Share Data)

	December 31,
	2009	2008
ASSETS
Investments in Real Estate:
Land	$140,892	$102,861
Site Improvements	45,859	37,916
Buildings and Improvements	456,285	347,639
Tenant Improvements	28,095	13,123

	671,131	501,539
Less: Accumulated Depreciation and Amortization	(31,558)	(16,712)

Net Investments in Real Estate	639,573	484,827
Investments in Unconsolidated Entities	214,097	131,703
Cash and Cash Equivalents	112,631	30,330
Restricted Cash	1,923	1,306
Accounts and Other Receivables, Net of Allowance of $183 and $180, respectively	4,246	3,684
Deferred Rent	3,570	2,317
Acquired Above-Market Leases, Net of Accumulated Amortization of $5,886 and $2,585, respectively	17,996	11,319
Acquired In-Place Lease Value, Net of Accumulated Amortization of $25,566 and $15,068, respectively	61,375	40,424
Deferred Financing Costs, Net of Accumulated Amortization of $1,380 and $736, respectively	2,342	2,270
Lease Commissions, Net of Accumulated Amortization of $263 and $103, respectively	889	552
Other Assets	377	1,188

Total Assets	$1,059,019	$709,920

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Notes Payable, Less Discount of $4,615 and $4,443, respectively	$203,451	$169,910
Note Payable at Fair Value	8,974	7,251
Security Deposits	593	568
Accounts Payable and Accrued Expenses	11,000	11,130
Accrued Offering Costs Payable to Related Parties	1,114	4,390
Acquired Below-Market Leases, Net of Accumulated Amortization of $6,687 and $3,732, respectively	14,108	15,924
Property Management Fee Payable to Related Party	106	126
Investment Management Fee Payable to Related Party	757	625
Distributions Payable	14,750	8,989
Interest Rate Swaps at Fair Value—Non-Qualifying Hedge	1,410	1,336
Interest Rate Swap at Fair Value—Qualifying Hedge	293	—

Total Liabilities	256,556	220,249
COMMITMENTS AND CONTINGENCIES (NOTE 18)

NON-CONTROLLING INTEREST
Operating Partnership Units	2,464	2,464
SHAREHOLDERS’ EQUITY
Common Shares of Beneficial Interest, $0.01 par value, 990,000,000 shares authorized; 106,465,683 and 64,490,068 issued and outstanding as of December 31, 2009 and 2008, respectively	1,065	645
Additional Paid-in-Capital	933,088	560,110
Accumulated Deficit	(121,832)	(54,221)
Accumulated Other Comprehensive Loss	(12,322)	(19,327)

Total Shareholders’ Equity	799,999	487,207

Total Liabilities and Shareholders’ Equity	$1,059,019	$709,920

See accompanying notes to consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Consolidated Statements of Operations

For the Years Ended December 31, 2009, 2008 and 2007

(In Thousands, Except Share Data)

	Year Ended December 31,
	2009	2008	2007
REVENUES
Rental	$47,023	$33,396	$14,028
Tenant Reimbursements	9,301	6,753	2,633

Total Revenues	56,324	40,149	16,661

EXPENSES
Operating and Maintenance	4,974	3,248	1,057
Property Taxes	7,624	5,479	1,778
Interest	11,378	10,323	5,049
General and Administrative	4,246	3,320	1,853
Property Management Fee to Related Party	656	491	160
Investment Management Fee to Related Party	7,803	3,964	1,547
Acquisition Expenses	5,832	—	—
Depreciation and Amortization	25,093	17,171	8,050
Loss on Impairment	9,160	—	—

Total Expenses	76,766	43,996	19,494

OTHER INCOME AND EXPENSES
Interest and Other Income	344	2,039	2,855
Net Settlement (Payments) Receipts on Interest Rate Swaps	(660)	65	—
Gain (Loss) on Interest Rate Swaps and Cap	89	(1,496)	—
(Loss) Gain on Note Payable at Fair Value	(807)	1,168	—
Loss on Transfer of Held for Sale Real Estate to Continuing Operations	—	(3,451)	—

Total Other Income and (Expenses)	(1,034)	(1,675)	2,855

(LOSS) INCOME BEFORE (PROVISION) BENEFIT FOR INCOME TAXES AND EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED ENTITIES	(21,476)	(5,522)	22
(PROVISION) BENEFIT FOR INCOME TAXES	(169)	82	(279)
EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED ENTITIES	2,743	(1,242)	(150)

NET LOSS	(18,902)	(6,682)	(407)

Net Loss Attributable to Non-Controlling Operating Partnership Units	54	26	4

NET LOSS ATTRIBUTABLE TO CB RICHARD ELLIS REALTY TRUST SHAREHOLDERS	$(18,848)	$(6,656)	$(403)

Basic and Diluted Net Loss Per Share	$(0.23)	$(0.14)	$(0.02)

Weighted Average Common Shares Outstanding—Basic and Diluted	81,367,593	46,089,680	18,545,418
Dividends Declared Per Share	$0.60	$0.59	$0.54

See accompanying notes to consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2009, 2008 and 2007

(In Thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(18,902)	$(6,682)	$(407)
Adjustments to Reconcile Net Loss to Net Cash Flows Provided by Operating Activities:
Equity in (Income) Loss of Unconsolidated Entities	(2,743)	1,242	150
Loss on Impairment	9,160	—	—
Loss on Transfer of Real Estate Held for Sale to Continuing Operations	—	3,451	—
Distributions from Unconsolidated Entities	11,397	—	—
(Gain) Loss on Interest Rate Swaps and Cap	(89)	1,496
Loss on Note Payable at Fair Value	807	(1,168)	—
Depreciation and Amortization of Building and Improvements	14,671	9,759	3,855
Amortization of Deferred Financing Costs	644	469	157
Amortization of Acquired In-Place Lease Value	10,262	7,355	4,160
Amortization of Above and Below Market Leases	346	(371)	(281)
Amortization of Lease Commissions	160	57	35
Amortization of Discount on Notes Payable	796	450	118
Deferred Income Taxes	—	(217)	217
Changes in Assets and Liabilities:
Accounts and Other Receivables	(562)	(1,737)	(1,294)
Deferred Rent	(1,253)	(1,121)	(899)
Other Assets	803	(788)	(864)
Accounts Payable and Accrued Expenses	617	5,969	3,137
Investment and Property Management Fees Payable to Related Party	112	272	263

Net Cash Flows Provided By Operating Activities	26,226	18,436	8,347

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of Real Estate Property	(195,435)	(188,097)	(203,451)
Investments in Unconsolidated Entities	(91,986)	(155,421)	(200)
Distributions from Unconsolidated Entities	389	23,075	—
Purchase Deposit	—	—	(551)
Restricted Cash	(617)	(877)	(430)
Lease Commissions	(496)	(429)	(97)
Improvements to Investments in Real Estate	(474)	(283)	(294)

Net Cash Flows Used in Investing Activities	(288,619)	(322,032)	(205,023)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Common Shares—Public Offering	425	338	231
Proceeds from Additional Paid-in-Capital—Public Offering	416,394	326,548	224,693
Redemption of Common Shares	(20,496)	(3,431)	(308)
Payment of Offering Costs	(43,624)	(27,594)	(19,907)
Payment of Distributions	(25,402)	(22,316)	(7,107)
Distribution to Non-Controlling Interest	(148)	(143)	(130)
Borrowing on Loan Payable	—	—	65,000
Principal Payment on Loan Payable	—	(45,000)	(20,000)
Proceeds from Notes Payable	22,660	33,630	19,945
Principal Payments on Notes Payable	(4,436)	(3,590)	(1,089)
Deferred Financing Costs	(717)	(1,446)	(1,169)
Security Deposits	25	413	51

Net Cash Flows Provided by Financing Activities	344,681	257,409	260,210

EFFECT OF FOREIGN CURRENCY TRANSLATION	13	(1,037)	(1)

Net Increase (Decrease) in Cash and Cash Equivalents	82,301	(47,224)	63,533
Cash and Cash Equivalents, Beginning of Year	30,330	77,554	14,021

Cash and Cash Equivalents, End of Year	$112,631	$30,330	$77,554

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for Interest	$9,748	$8,833	$4,323
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distributions Declared and Payable	$14,750	$8,989	$4,013
Application of Deposit to Purchase Price of Real Estate	$—	$551	$—
Accrued Acquisition Costs Related to Real Property	$10	$350	$(77)
Accrued Acquisition Costs Related to Investment in Unconsolidated Entities Due To Related Party	$—	407	—
Proceeds from Dividend Reinvestment	$17,600	$8,918	$1,554
Notes Payable Assumed on Acquisition of Real Estate	$12,572	$39,132	$62,944

See accompanying notes to consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2009, 2008 and 2007

(In Thousands, Except Share Data)

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity	Temporary Equity Non-Controlling Interest Operating Partnership Units	Total Equity
	Shares	Amount
Balance at January 1, 2007 as Previously Reported	8,056,012	$81	$60,906	$(9,643)	$—	$51,344	$1,629	$52,973
Adjustment to Record Non-Controlling Interest at Redemption Value	—	—	(835)	—	—	(835)	835	—

Balance at January 1, 2007	8,056,012	81	60,071	(9,643)	—	50,509	2,464	52,973
Net Loss	—	—	—	(403)	—	(403)	(4)	(407)
Foreign Currency Translation Gain	—	—	—	—	39	39	2	41

Total Comprehensive Loss	—	—	—	(403)	39	(364)	(2)	(366)

Net Contributions From Public Offering of Common Shares, $0.01 Par Value	23,059,068	231	224,693	—	—	224,924	—	224,924
Costs Associated with Public Offering	—	—	(20,338)	—	—	(20,338)	—	(20,338)
Redemption of Common Shares	(38,371)	(1)	(307)	—	—	(308)	—	(308)
Adjustment to Record Non-Controlling Interest at Redemption Value	—	—	(132)	—	—	(132)	132	—
Distributions	—	—	—	(10,228)	—	(10,228)	(130)	(10,358)

Balance at December 31, 2007	31,076,709	311	263,987	(20,274)	39	244,063	2,464	246,527
Net Loss	—	—	—	(6,656)	—	(6,656)	(26)	(6,682)
Foreign Currency Translation Loss	—	—	—	—	(19,366)	(19,366)	(84)	(19,450)

Total Comprehensive Loss	—	—	—	(6,656)	(19,366)	(26,022)	(110)	(26,132)

Net Contributions From Public Offering of Common Shares, $0.01 Par Value	33,796,594	338	326,548	—	—	326,886	—	326,886
Costs Associated with Public Offering	—	—	(26,744)	—	—	(26,744)	—	(26,744)
Redemption of Common Shares	(383,235)	(4)	(3,427)	—	—	(3,431)	—	(3,431)
Adjustment to Record Non-Controlling Interest at Redemption Value	—	—	(254)	—	—	(254)	254	—
Distributions	—	—	—	(27,291)	—	(27,291)	(144)	(27,435)

Balance at December 31, 2008	64,490,068	645	560,110	(54,221)	(19,327)	487,207	2,464	489,671
Net Loss	—	—	—	(18,848)	—	(18,848)	(54)	(18,902)
Foreign Currency Translation Gain	—	—	—	—	7,297	7,297	25	7,322
Swap Fair Value Adjustment	—	—	—	—	(292)	(292)	(1)	(293)

Total Comprehensive Loss	—	—	—	(18,848)	7,005	(11,843)	(30)	(11,873)

Net Contributions From Public Offering of Common Shares, $0.01 Par Value	44,260,531	443	433,977	—	—	434,420	—	434,420
Costs Associated with Public Offering	—	—	(40,348)	—	—	(40,348)	—	(40,348)
Redemption of Common Shares	(2,284,916)	(23)	(20,473)	—	—	(20,496)	—	(20,496)
Adjustment to Record Non-Controlling Interest at Redemption Value	—	—	(178)	—	—	(178)	178	—
Distributions	—	—	—	(48,763)	—	(48,763)	(148)	(48,911)

Balance at December 31, 2009	106,465,683	$1,065	$933,088	$(121,832)	$(12,322)	$799,999	$2,464	$802,463

See accompanying notes to consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2009, 2008 and 2007

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

The registration statement relating to our follow-on public offering was declared effective by the SEC on January 30, 2009. CNL Securities Corp. is the dealer manager of this offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through December 31, 2009, the Company received gross offering proceeds of approximately $413,544,547 from the sale of 41,427,808 shares.

The Company operates in an umbrella partnership REIT structure in which its majority-owned subsidiary, CBRE OP, owns, directly or indirectly, substantially all of the properties acquired on behalf of the Company. The Company, as the sole general partner of CBRE OP, owns approximately 99.77% of the common partnership units therein. REIT Holdings, an affiliate of the Investment Advisor, holds the remaining interest through 246,361 limited partnership units representing approximately a 0.23% ownership interest in the total limited partnership units. In exchange for services provided to the Company relating to its formation and future services, REIT Holdings also owns a Class B limited partnership interest (“Class B interest”). The Investment Advisor is affiliated with the Company in that the two entities have common officers and trustees, some of whom also own equity interests in the Investment Advisor and the Company. All business activities of the Company are managed by the Investment Advisor.

Unless the context otherwise requires or indicates, references to “CBRE REIT,” “we,” “the Company” “our,” and “us” refer to the activities of and the assets and liabilities of the business and operations of CB Richard Ellis Realty Trust and its subsidiaries.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

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

Principles of Consolidation

Because we are the sole general partner and majority owner of CBRE OP and have majority control over their management and major operating decisions, the accounts of CBRE OP are consolidated in our financial statements. The interests of REIT Holdings are reflected in non-controlling interest in the accompanying consolidated financial statements. All significant inter-company accounts and transactions are eliminated in consolidation. CB Richard Ellis Investors, LLC (“CBRE Investors”), an affiliate of the Investment Advisor, also owns an interest in us through its ownership of 243,229 common shares of beneficial interest at December 31, 2009 and 2008.

Accounting Standards Updates

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168 entitled “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”) which was a replacement of FASB Statement No. 162. SFAS No. 168 made the FASB Accounting Standards Codification (the “Codification”) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into approximately 90 accounting topics within a consistent structure and not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for our Company beginning July 1, 2009. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the basis for conclusions on the change(s) in the Codification. In the description of Accounting Standards Updates that follows, references in “italics” relate to Codification Topics and Sub-Topics, and their descriptive titles, as appropriate.

Investments in Unconsolidated Entities

Our determination of the appropriate accounting method with respect to our investment in CB Richard Ellis Strategic Partners Asia II-A, L.P. (“CBRE Strategic Partners Asia”), which is not considered a Variable Interest Entity (“VIE”), is partially based on CBRE Strategic Partners Asia’s sufficiency of equity investment at risk which was triggered by a substantial paydown during 2009 of its subscription line of credit backed by investor capital commitments to fund its operations. We account for this investment under the equity method of accounting.

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

For the Years Ended December 31, 2009, 2008 and 2007

determining that we did not have control over the financial and operating decisions of such entities due to the existence of substantive participating rights held by the minority limited members who are also the managing members of the Duke joint venture and Afton Ridge, respectively.

We carry our investments in CBRE Strategic Partners Asia, the Duke joint venture and Afton Ridge on the equity method of accounting because we have the ability to exercise significant influence (but not control) over operating and financial policies of each such entity. We eliminate transactions with such equity method entities to the extent of our ownership in each such entity. Accordingly, our share of net income (loss) of these equity method entities is included in consolidated net income (loss). CBRE Strategic Partners Asia is a limited partnership that qualifies for specialized industry accounting for investment companies. Specialized industry accounting allows investment companies to carry their investments at fair value, with changes in the fair value of the investments recorded in the statement of operations. On the basis of the guidance in ASC 970-323, the Company accounts for its investment in CBRE Strategic Partners Asia under the equity method. As a result, and in accordance with ASC 810-10-25-15 the specialized accounting treatment, principally fair value basis, applied by CBRE Strategic Partners Asia under the investment company guide is retained in the recognition of equity method earnings in the statement of operations of the Company. See Note 16 “Fair Value of Financial Instruments and Investments” for further discussion of the application of the fair value accounting to our investment in CBRE Strategic Partners Asia.

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

Cash Equivalents

We consider short-term investments with maturities of three months or less when purchased to be cash equivalents. As of December 31, 2009 and December 31, 2008, cash equivalents consisted primarily of investments in money market funds.

Restricted Cash

Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of December 31, 2009 and 2008 our restricted cash balance was $1,923,000 and $1,306,000, respectively, which represents amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by our agreements with our lenders.

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

At such time as a property is deemed held for sale, such property is carried at the lower of: (1) its carrying amount or (2) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We classify operating properties as property held for sale in the period in which all of the following criteria are met:

¡	management, having the authority to approve the action, commits to a plan to sell the asset;

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

¡	the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;

¡	an active program to locate a buyer and other actions required to complete the plan to sell the asset has been initiated;

¡	the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year;

¡	the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

¡	given the actions required to complete the plan to sell the asset, it is unlikely that significant changes to the plan would be made or that the plan would be withdrawn.

As of December 31, 2009 and 2008, we did not have any properties held for sale.

Accounting for Derivative Financial Instruments and Hedging Activities

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

We disclose the fair values of derivative instruments and their gains and losses in a tabular format. We also provide more information about our liquidity by disclosing derivative features that are credit risk-related. Finally, we cross-reference within these footnotes to enable financial statement users to locate important information about derivative instruments (see Note 15 “Derivative Instruments” and Note 16 “Fair Value of Financial Instruments and Investments” for a further discussion of our derivative financial instruments).

Investments in Real Estate

Our investments in real estate is stated at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Buildings and Improvements	39 years
Site Improvements	15 and 25 years
Tenant Improvements	Shorter of the useful lives or the terms of the related leases

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred. As of December 31, 2009 and 2008, we owned, on a consolidated basis, 60 and 52 real estate investments, respectively.

On April 27, 2007, we acquired 602 Central Blvd., a single-tenant office building in Coventry, England, United Kingdom. The purchase price was approximately £11,983,000 ($23,847,000), including transaction costs and acquisition fees.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

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

On March 5, 2008, we acquired Lakeside Office Center, a multi-tenant office building, located in Dallas, TX. The purchase price was approximately $17,994,000 including transaction costs and acquisition fees.

On March 14, 2008, we acquired Kings Mountain III, a warehouse distribution building, located in Charlotte, NC. The purchase price was approximately $25,700,000 including transaction costs and acquisition fees.

On March 20, 2008, we acquired Thames Valley Five, a single tenant office building, located in Reading, United Kingdom. The purchase price was approximately £14,764,000 ($29,572,000) including transaction costs and acquisition fees.

On July 1, 2008, we acquired Enclave on the Lake, a single tenant office building, located in Houston, TX. The purchase price was approximately $37,827,000 including transaction costs and acquisition fees.

On July 11, 2008, we acquired Albion Mills Retail Park, a multi tenant retail property, located in Wakefield, United Kingdom. The purchase price was approximately £11,165,000 ($22,098,000) including transaction costs and acquisition fees.

On October 23, 2008, we acquired Maskew Retail Park, a multi-tenant retail property, located in Peterborough, United Kingdom. The purchase price was approximately £31,851,000 ($53,740,000) including transaction costs and acquisition fees.

On November 18, 2008, we acquired Avion Midrise III & IV, two single tenant buildings, located in suburban Washington, DC. The purchase price was approximately $42,223,000 including transaction costs and acquisition fees.

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

On August 17, 2009, we acquired Crest Ridge Corporate Center I, a single tenant office building located in Minnetonka, MN, a suburb of Minneapolis. The purchase price was $28,419,000.

On December 30, 2009, we acquired West Point Trade Center, a single tenant warehouse distribution building located in Jacksonville, FL. The purchase price was $29,000,000.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

On December 31, 2009, we acquired Miramar I & II, two single tenant office buildings, located in Miramar, FL, a suburb of Miami. The purchase price was $17,000,000 and $25,479,000, respectively.

The adoption of the provisions of the new accounting standard Codification Topic “Business Combinations” (“FASB ASC 805”) had an impact on the cost allocation of acquisitions made during the year ended December 31, 2009 which required us to expense the related acquisition costs. The adoption of the provisions of the new accounting standard FASB ASC 805 effected our consolidated financial statements, results of operations and cash flows from operations for the year ended December 31, 2009. We expensed $5,832,000 of acquisition costs during the year ended December 31, 2009.

Other Assets

Other assets include the following as of December 31, 2009 and December 31, 2008 (in thousands):

	December 31, 2009	December 31, 2008
Prepaid insurance	$260	$233
Prepaid real estate taxes	76	—
Interest rate cap at fair value	1	1
Other	40	954

Total	$377	$1,188

Concentration of Credit Risk

Our properties are located throughout the United States and in the United Kingdom. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, and social factors affecting the communities in which the tenants operate. Our credit risk relates primarily to cash, restricted cash, and interest rate swap and cap agreements. Cash accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000 through December 31, 2009.

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

Non-Controlling Interest

We owned a 99.77%, and 99.62% partnership interest in CBRE OP as of December 31, 2009 and 2008, respectively. The remaining 0.23% and 0.38% partnership interest as of December 31, 2009 and 2008, respectively, was owned by REIT Holdings in the form of 246,361 non-controlling operating partnership units which were exchangeable on a one for one basis for common shares of CBRE REIT, with an estimated aggregate redemption value of $2,464,000.

Impairment of Long-Lived Assets

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. In spite of intensive leasing efforts and preliminary interest exhibited by a variety of tenants since our acquisition in 2008, the Kings Mountain III property remains vacant. Due to the currently challenging economic environment, we

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

recognized an impairment of our consolidated investment in Kings Mountain III in the amount of $9,160,000 during the year ended December 31, 2009 which reduced our carrying value of the property to $15,300,000. The impairment reflects our estimates of the fair value of the Kings Mountain III property which is based on an appraisal using the sales comparable method, which is a Level 3 Valuation Method as defined in Note 16 “Fair Value of Financial Instruments and Investments.” No impairment of consolidated investments was recognized during 2008 and 2007.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable period ended December 31, 2004. To qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) adjusted taxable income, as defined in the Code, to our shareholders and satisfy certain other organizational and operating requirements. We generally will not be subject to U.S. federal income taxes if we distribute 100% of our taxable income for each year to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to U.S. federal income taxes and excise taxes on our undistributed taxable income. We believe that we have met all of the REIT distribution and technical requirements for the years ended December 31, 2009, 2008 and 2007. Management intends to continue to adhere to these requirements and maintain our REIT qualification.

Revenue Recognition and Valuation of Receivables

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $6,785,000 as security for such leases at December 31, 2009 and 2008.

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

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $183,000 and $180,000 as of December 31, 2009 and December 31, 2008, respectively. During the year ended December 31, 2009, we wrote off $273,000 of the uncollectible rent receivables for the tenant Phoenix Recycling at the Community Cash Complex 1 property, for the tenant Firm Logic at the Deerfield Commons I property, for the tenant Go Industries at the 660 North Dorothy property, for the tenant Hand Industries at the Lakeside Office Center and for the bankrupt tenant, Aleris, at Kings Mountain I. $276,000 of allowance for doubtful accounts was recognized during the year ended December 31, 2009. In addition, the unamortized tangible and intangible asset balances primarily attributable to Aleris totaling $1,168,000 were also written off during the year ended December 31, 2009, of which $537,000, $144,000, and $487,000 are related to above/below-market leases, tenant improvements, and in place lease value, respectively.

Offering Costs

Offering costs totaling $40,348,000 and $26,744,000 were incurred during the years ended December 31, 2009 and 2008, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Offering costs incurred through December 31, 2009 totaled $92,501,000. Of the total amount, $81,671,000 was incurred to CNL Securities Corp., as Dealer Manager; $3,969,000 was incurred to CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor; $338,000 was incurred to the Investment Advisor for reimbursable marketing costs and $6,523,000 was incurred to other service providers. Each party will be paid the amount incurred from proceeds of the public offering. As of December 31, 2009 and 2008, the accrued offering costs payable to related parties included in our consolidated balance sheets were $1,114,000 and $4,390,000, respectively. Offering costs payable to unrelated parties of $83,000 and $132,000 at December 31, 2009 and 2008, respectively, were included in accounts payable and accrued expenses.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Deferred Financing Costs and Discounts on Notes Payable

Direct costs incurred in connection with obtaining financing are amortized over the respective term of the loan on a straight-line basis, which approximates the effective interest method.

Discounts on notes payable are amortized to interest expense based on the effective interest method.

Translation of Non-U.S. Currency Amounts

The financial statements and transactions of our United Kingdom real estate operation are recorded in its functional currency, namely the Great Britain Pound (“GBP”) and is then translated into U.S. dollars (“USD”).

Assets and liabilities of this operation are denominated in the functional currency and are then translated at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the reporting period. Translation adjustments are reported in “Accumulated Other Comprehensive Loss,” a component of Shareholders’ Equity.

The carrying value of our United Kingdom assets and liabilities fluctuate due to changes in the exchange rate between the USD and the GBP. The exchange rate of the USD to the GBP was $1.6156 and $1.4593 at December 31, 2009 and 2008, respectively. The profit and loss weighted average exchange rate of the USD to the GBP was approximately $1.5531, $1.8720 and $2.0052 for the years ended December 31, 2009, 2008 and 2007.

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

Earnings Per Share Attributable to CB Richard Ellis Realty Trust Shareholders

Basic net income (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding during each period. The computation of diluted net income (loss) further assumes the dilutive effect of stock options, stock warrants and contingently issuable shares, if any. We have recorded a net loss for the years ended December 31, 2009, 2008 and 2007 the effect of stock options, stock warrants and contingently issuable shares, if any, would be anti–dilutive, and accordingly, if there were any of these instruments outstanding, they would be excluded from the earnings per share computation. In addition, no stock options, stock warrants or contingently issuable shares have ever been issued. As a result, there is no difference in basic and diluted shares.

Fair Value of Financial Instruments and Investments

We elected to apply the fair value option for one of our eligible mortgage notes payable that was newly issued debt during the year ended December 31, 2008. The measurement of the elected mortgage note payable at its fair value and its impact on the statement of operations is described in Note 16 “Fair Value of Financial Instruments and Investments” and Note 17 “Fair Value Option-Note Payable.”

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

We generally determine or calculate the fair value of financial instruments using appropriate present value or other valuation techniques, such as discounted cash flow analyses, incorporating available market discount rate information for similar types of instruments and our estimates for non-performance and liquidity risk. These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow. The Investment Manager of CBRE Strategic Partners Asia applies valuation techniques for our investment carried at fair value based upon the application of the income approach, the replacement cost approach or third party appraisals to the underlying assets held in the unconsolidated entity in determining the net asset value attributable to our ownership interest therein. The financial assets and liabilities recorded at fair value in our consolidated financial statements are the two interest rate swaps, one interest rate cap, our investment in CBRE Strategic Partners Asia (a real estate entity which qualifies as an investment company under the Investment Company Act), and one mortgage note payable that is economically hedged by one of the interest rate swaps.

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

We adopted the fair value measurement criteria described herein for our non-financial assets and non-financial liabilities on January 1, 2009. The adoption of the fair value measurement criteria to our non-financial assets and liabilities did not have a material impact to our consolidated financial statements. Assets and liabilities typically recorded at fair value on a non-recurring basis include:

¡	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination;

¡	Long-lived assets measured at fair value due to an impairment assessment and

¡	Asset retirement obligations initially measured under the Codification Topic “Asset Retirement and Environmental Obligations” (“FASB ASC 410”).

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

With respect to the operating partnership units, FASB ASC 480-10-S99-3A requires non-controlling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer to be further evaluated under the Codification Sub-Topic “Derivatives and Hedging—Conditions Necessary for Equity Classification” (“FASB ASC 815-40-25-10”) (Paragraphs 815-40-25-39 through 815-40-25-42) to determine whether permanent equity or temporary equity classification on the balance sheet is appropriate. Since the operating partnership units contain such a provision, the Company evaluated this guidance and determined that the operating partnership units do not meet the requirements to qualify for equity presentation. As a result, upon the adoption of FASB ASC 810 and the related revisions to FASB ASC 480-10-S99-3A, the operating partnership units are presented in the temporary equity section of the consolidated balance sheets and reported at the higher of their proportionate share of the net assets of CBRE OP or fair value, with period to period changes in value reported as an adjustment to shareholder’s equity. Under the terms of the Second Amended Partnership Agreement the fair value of the operating partnership units is determined as an amount equal to the

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

redemption value as defined therein. This balance sheet measurement represents a change to previously reported balance sheet amounts for the operating partnership units since under previous accounting guidance the operating partnership units were reported based on periodic adjustments for their proportionate share of earnings allocations from CBRE OP.

In accordance with the guidance, the presentation and measurement requirements of the new accounting provisions were presented retrospectively on our consolidated balance sheets. The effect of the adoptions is an increase in non-controlling interest of $1,139,000 and a decrease in total shareholders’ equity by the same amount on our consolidated balance sheet for the periods presented below. The $1,139,000 represents the adjustment required to record the operating partnership units at fair value for the period. The adoption of the new accounting provisions and the related revisions to existing accounting provisions had no material impact on our consolidated results of operations or cash flows.

	December 31, 2008
	As Previously Reported	Adjustments	As Adjusted
Balance Sheet (in thousands):
Non-Controlling Interest	$1,325	$1,139	$2,464

Common Shares of Beneficial Interest	$645	$—	$645
Additional Paid-In-Capital	561,331	(1,221)	560,110
Accumulated Deficit	(54,221)	—	(54,221)
Accumulated Other Comprehensive Loss	(19,409)	82	(19,327)

Total Shareholders’ Equity	$488,346	$(1,139)	$487,207

	December 31, 2007
	As Previously Reported	Adjustments	As Adjusted
Balance Sheet (in thousands):
Non-Controlling Interest	$1,495	$969	$2,464

Common Shares of Beneficial Interest	$311	$—	$311
Additional Paid-In-Capital	264,954	(967)	263,987
Accumulated Deficit	(20,274)	—	(20,274)
Accumulated Other Comprehensive Loss	41	(2)	39

Total Shareholders’ Equity	$245,032	$(969)	$244,063

The principal effect on the prior year balance sheets is the change in presentation of the minority interest of limited partner as redeemable non-controlling interest of limited partners. The retrospective adoption and the measurement provisions of (“the retrospective adoption”) changed the minority interest of limited partner of $1,325,000 and $1,495,000 as previously reported to redeemable non-controlling interest of limited partners of $2,464,000 and $2,464,000 as of December 31, 2008 and 2007, respectively. The retrospective adoption also changed additional paid-in capital as previously reported for December 31, 2008 and 2007 from $561,331,000 and $264,954,000 to $560,110,000 and $263,987,000, respectively.

The adoption also requires that net income (loss) be adjusted to include the net income (loss) attributable to the non-controlling interest, and a new separate line item for net income (loss) attributable to controlling interest be presented in the consolidated statements of operations. Thus, after adoption the net loss of ($6,656,000) and ($403,000), for the years ended December 31, 2008 and 2007 as previously reported, respectively, changed to net loss of ($6,682,000), ($407,000) for the years ended December 31, 2008 and 2007, respectively, and net loss attributable to controlling interest equal to net loss as previously reported prior to the adoption. The retrospective adoption had no impact on our consolidated cash flows.

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

For the Years Ended December 31, 2009, 2008 and 2007

including acquisition costs, which is required to be expensed as incurred. The provision of “Business Combinations” is required to be applied on a prospective basis.

The adoption of the provisions of the new accounting standard FASB ASC 805 had an effect on our consolidated financial statements, results of operations and cash flows for the year ended December 31, 2009. We expensed $5,832,000 of acquisition costs during the year ended December 31, 2009.

Subsequent Events

Effective for the second quarter of 2009, the Company adopted the provisions of FASB ASC 855-10—Subsequent Events (“FASB ASC 855-10”), as amended by Accounting Standard Update 2010-09. ASC 855-10 establishes principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. The adoption of ASC 855-10 did not have a material impact on our financial statements.

In preparing our accompanying financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that the disclosures contained herein are adequate to prevent the information presented from being misleading.

New Accounting Pronouncements

In June 2009, an update was made to the accounting provisions for the Codification Sub-Topic “Variable Interest Entities” (“FASB ASC 810-10-15”). Among other things, the update replaces the calculation for determining which entities, if any, have a controlling financial interest in a VIE from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs. This update was effective for our company beginning January 1, 2010. Management has evaluated the effect of the adoption of this update, on our consolidated financial position and results of operations and determined that it will not be material.

Other Accounting Standards Updates not effective until after December 31, 2009 are not expected to have a significant effect on our consolidated financial position or results of operations.

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

Acquisition related expenses of $5,832,000 associated with the acquisition of consolidated real estate were expensed as incurred during the year ended December 31, 2009. The purchase price allocation to the assets and liabilities acquired are preliminary and are subject to revision based on the finalization of appraisals for the assets and liabilities acquired in December, 2009.

The Carolina land parcels were acquired on January 23, 2008 for $859,000, Lakeside Office Center was acquired on March 5, 2008 for $17,994,000, Kings Mountain III was acquired on March 14, 2008 for $25,728,000, Thames Valley Five was acquired on March 20, 2008 for £14,764,000 ($29,572,000), Enclave on the Lake was acquired on July 1, 2008 for $37,827,000, Albion Mills Retail Park was acquired on July 11, 2008 for £11,165,000 ($22,098,000), Maskew Retail Park was acquired on October 23, 2008 for £31,851,000

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

($53,740,000) Avion Midrise III & IV were acquired on November 18, 2008 for $42,223,000, 13201 Wilfred Lane was acquired on June 29, 2009 for $15,340,000, 3011, 3055 & 3077 Comcast Place was acquired on July 1, 2009 for $49,000,000, 140 Depot Street was acquired on July 31, 2009 for $18,950,000, 12650 Ingenuity Drive was acquired on August 5, 2009 for $25,350,000, Crest Ridge Corporate Center I was acquired on August 17, 2009 for $28,419,000, West Point Trade Center was acquired for $29,000,000 on December 30, 2009, Miramar I was acquired on December 31, 2009 for $17,000,000 and Miramar II was acquired on December 31, 2009 for $25,479,000.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for the above noted acquisitions during the years ended December 31, 2009 and 2008 and designated as real estate held for investment (in thousands):

Property	Land	Site Improvements	Building Improve- ments	Tenant Improve- ments	Acquired In- Place Lease Value	Above Market Lease Value	Below Market Lease Value	Discount on Notes	Purchase Price	Notes Payable Assumed	Net Assets Acquired
Carolina Land Parcels	$859	$—	$—	$—	$—	$—	$—	$—	$859	$—	$859
Lakeside Office Center	4,328	817	10,496	1,140	1,832	2	(621)	—	17,994	—	17,994
Kings Mt. III	1,184	2,346	22,198	—	—	—	—	—	25,728	—	25,728
Thames Valley Five	8,052	1,182	15,967	97	4,325	—	(51)	—	29,572	—	29,572
Enclave on the Lake	4,056	10,230	20,823	1,197	3,618	—	(2,607)	510	37,827	(18,790)	19,037
Albion Mills Retail Park	9,237	219	9,099	—	3,651	19	(127)	—	22,098	—	22,098
Maskew Retail Park	17,930	1,155	29,009	—	6,767	—	(1,121)	—	53,740	—	53,740
Avion Midrise III & IV	6,810	1,179	30,004	1,104	2,727	140	(1,076)	1,335	42,223	(22,186)	20,037
13201 Wilfred Lane	2,274	412	11,050	129	2,463	—	(988)	—	15,340	—	15,340
3011, 3055 & 3077 Comcast Place	7,013	998	21,857	7,739	6,131	5,262	—	—	49,000	—	49,000
140 Depot Street	3,560	1,172	11,898	158	1,932	230	—	—	18,950	—	18,950
12650 Ingenuity Drive	3,520	397	13,330	1,517	4,107	1,512	—	967	25,350	(13,539)	11,811
Crest Ridge Corporate Center I	4,624	335	16,024	3,174	4,004	258	—	—	28,419	—	28,419
West Point Trade Center	5,844	2,925	16,067	368	3,406	390	—	—	29,000	—	29,000
Miramar I	3,347	1,000	7,607	716	3,380	950	—	—	17,000	—	17,000
Miramar II	4,477	1,142	13,110	827	4,550	1,373	—	—	25,479	—	25,479

	$87,115	$25,509	$248,539	$18,166	$52,893	$10,136	$(6,591)	$2,812	$438,579	$(54,515)	$384,064

Building Improvements are depreciated over 39 years; Site Improvements are depreciated over 15 and 25 years; Tenant Improvements, Acquired In-Place Lease Value, Above Market Lease Value and Below Market Lease Value are amortized over the remaining lease terms at the time of acquisition.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Unaudited pro forma results, assuming the above noted acquisitions had occurred as of January 1, 2009 and January 1, 2008 for purposes of the 2009 and 2008 pro forma disclosures, respectively, are presented below. These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as increased depreciation and amortization expenses as a result of tangible and intangible assets acquired in the acquisitions. These unaudited pro forma results do not purport to be indicative of what operating results would have been had the acquisitions occurred on January 1, 2009 and January 1, 2008, respectively, and may not be indicative of future operating results (dollars in thousands, except share data):

	Year Ended December 31,
	2009	2008
Revenue	$70,349	$62,982
Operating (Loss) Income	(15,717)	1,227
Net (Loss) Income	(13,325)	19
Basic and Diluted (Loss) Income Per Share	$(0.16)	$0.00
Weighted Average Shares Outstanding for Basic and Diluted (Loss) Income	81,367,593	46,089,680

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

The real estate held for sale assets were reclassified from assets held for sale to investments in real estate on the consolidated balance sheet at December 31, 2007, and then adjusted for the loss on transfer at September 30, 2008 as follows (in thousands):

	December 31, 2007	Loss Adjustment	September 30, 2008
Land	$9,614	$(39)	$9,575
Site Improvements	3,771	(284)	3,487
Building Improvements	43,897	(1,412)	42,485
Tenant Improvements	172	(71)	101
Above-Market Lease	770	(421)	349
Below-Market Lease	(944)	171	(773)
In-Place Lease Value	3,294	(1,395)	1,899

	$60,574	$(3,451)	$57,123

5. Investments in Unconsolidated Entities

Investments in unconsolidated entities at December 31, 2009 and December 31, 2008 consist of the following (in thousands):

	December 31,
	2009	2008
CBRE Strategic Partners Asia	$8,142	$(1,398)
Duke Joint Venture	185,088	110,366
Afton Ridge Joint Venture	20,867	22,735

	$214,097	$131,703

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

The following is a summary of the investments in unconsolidated entities for the years ended December 31, 2009 and December 31, 2008 (in thousands):

	December 31,
	2009	2008
Investment Balance, January 1,	$131,703	$101
Contributions	91,536	152,244
Company Basis Additions	43	3,677
Other Comprehensive (Loss) Income of Unconsolidated Entities	(142)	91
Company’s Equity in Net Income (Loss) (including adjustments for basis differences)	2,743	(1,242)
Distributions	(11,786)	(23,168)

Investment Balance, December 31,	$214,097	$131,703

CBRE Strategic Partners Asia

We have agreed to a capital commitment of $20,000,000 in CBRE Strategic Partners Asia, which extends for 36 months (to January 31, 2011) after the close of the final capital commitment. As of December 31, 2009, we have contributed $9,079,000 of our capital commitment which was funded using net proceeds from our public offerings. CBRE Investors, our sponsor, formed CBRE Strategic Partners Asia to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in Asia, including China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. The initial closing date of CBRE Strategic Partners Asia was in July 2007, with additional commitments being accepted through January 2008. CBRE Strategic Partners Asia closed on January 31, 2008, with aggregate capital commitments of $394,200,000. CBRE Strategic Partners Asia has an eight year term, which may be extended for up to two one-year periods with the approval of two-thirds of the limited partners.

As of December 31, 2009, CBRE Strategic Partners Asia, with its parallel fund, CB Richard Ellis Strategic Asia II, L.P., had aggregate investor commitments of approximately $394,200,000 from institutional investors including CBRE Investors. We own an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. As of December 31, 2009, CBRE Strategic Partners Asia had acquired ownership interests in ten properties, five in China and five in Japan. Our capital commitment is currently being pledged as collateral for borrowings of CBRE Strategic Partners Asia of which our pro-rata portion of such borrowing was approximately $5,208,000 and $11,662,000, based on our 5.07% ownership interest at December 31, 2009 and 2008.

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

CBRE Strategic Partners Asia is a limited partnership that qualifies for specialized industry accounting for investment companies. Specialized industry accounting allows investment companies to carry their investments at fair value, with changes in the fair value of the investments recorded in the statement of operations. On the basis of the guidance in ASC 970-323, the Company accounts for its investment in CBRE Strategic Partners Asia under the equity method. As a result, and in accordance with ASC 810-10-25-15 the specialized accounting treatment, principally fair value basis, applied by CBRE Strategic Partners Asia under the investment company guide is retained in the recognition of equity method earnings in the statement of operations of the Company. See Note 16 “Fair Value of Financial Instruments and Investments” for further discussion of the application of the fair value accounting to our investment in CBRE Strategic Partners Asia.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Consolidated Balance Sheets of CBRE Strategic Partners Asia as of December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008
Assets
Real Estate	$332,712	$307,189
Other Assets	11,224	12,481

Total Assets	$343,936	$319,670

Liabilities and Equity
Notes Payable	$68,686	$95,606
Loan Payable	102,716	230,016
Other Liabilities	10,509	18,517

Total Liabilities	181,911	344,139

Company’s Equity (Deficit)	8,142	(1,398)
Other Investors’ Equity (Deficit)	153,883	(23,071)

Total Liabilities and Equity	$343,936	$319,670

Consolidated Statements of Operations of CBRE Strategic Partners Asia for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Total Revenues and Appreciation (Depreciation)	$27,226	$1,427	$208
Total Expenses	12,680	32,614	2,393

Net Income (Loss)	14,546	(31,187)	(2,185)

Company’s Equity in Net Income (Loss)	$803	$(1,590)	$(150)

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

On May 13, 2009, the Duke joint venture acquired each of (i) 22535 Colonial Pkwy., located at 22535 Colonial Pkwy., Katy, TX, a suburb of Houston, (ii) Celebration Office Center III, located at 1390 Celebration Blvd., Celebration, FL, a suburb of Orlando, and (iii) Fairfield Distribution Ctr. IX located 4543-4561 Oak Fair Blvd., Tampa FL. The Duke joint venture acquired 22535 Colonial Pkwy. for approximately $14,700,000, Celebration Office Center III for approximately $17,050,000 and Fairfield Distribution Ctr. IX for approximately $9,300,000, exclusive of customary closing costs which were both expensed as incurred. We own an 80% interest in the Duke joint venture and we made cash contributions totaling approximately $32,840,000 to the Duke joint venture in connection with these acquisitions, using the net proceeds from our current public offering.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

On October 15, 2009, the Duke joint venture acquired Northpoint III, located at 3300 Exchange Place, Lake Mary, FL, a suburb of Orlando, for approximately $18,240,000, exclusive of customary closing costs and acquisition fees which were both expensed as incurred. We own an 80% interest in the Duke joint venture, and we made cash contributions totaling approximately $14,592,000 to the Duke joint venture in connection with the acquisition.

On December 7, 2009, the Duke joint venture acquired Goodyear Crossing Ind. Park II, located at 16920 W. Commerce Drive, Goodyear, AZ, a suburb of Phoenix, for approximately $45,645,000, exclusive of customary closing costs and acquisition fees which were both expensed as incurred. We own an 80% interest in the Duke joint venture and we made cash contributions of approximately $36,516,000 to the Duke joint venture in connection with the acquisition.

As of December 31, 2009, the Duke joint venture has purchased approximately $387,335,000 of assets, exclusive of acquisition fees and closing costs, and holds interests in 12 properties, four located in Florida, two located in Indiana, two located in Texas, two located in Arizona and one in each of Ohio and Tennessee.

The following table provides further detailed information concerning the properties held in the Duke joint venture at December 31, 2009:

Property and Market	Property Type	Net Rentable Square Feet	Tenant	Lease Expiration	Approximate Purchase Price(1)	Pro Rata Share of Approximate Purchase Price(2)	Approximate Debt Financing	Acquisition Fee(3)
Buckeye Logistics Center/ Phoenix, AZ	Warehouse/ Distribution	604,678	Amazon.com(5)	06/2018	$43,601,000	$34,880,800	$20,000,000	$349,000

201 Sunridge Blvd./Dallas, TX	Warehouse/ Distribution	822,550	Unilever(4)	09/2018	31,626,000	25,300,800	19,400,000	253,000

12200 President’s Court/ Jacksonville, FL	Warehouse/ Distribution	772,210	Unilever(4)	09/2018	36,956,000	29,564,800	21,600,000	296,000

AllPoints at Anson Bldg. 1/ Indianapolis, IN	Warehouse/ Distribution	630,573	Amazon.com(5)	07/2018	33,401,000	26,720,800	17,000,000	267,000

Aspen Corporate Center 500/Nashville, TN	Office	180,147	Verizon Wireless(6)	10/2018	37,111,000	29,688,800	21,200,000	297,000

125 Enterprise Parkway/Columbus, OH	Warehouse/ Distribution	1,142,400	Kellogg’s	03/2019	47,905,000	38,324,000	26,800,000	383,000

AllPoints Midwest Bldg. 1/ Indianapolis, IN	Warehouse/ Distribution	1,200,420	Prime Distribution	05/2019	51,800,000	41,440,000	24,000,000	414,000

22535 Colonial Pkwy./Houston, TX	Office	89,750	Det Norske Veritas	06/2019	14,700,000	11,760,000	—	176,000

Celebration Office Center III/ Orlando, FL	Office	100,924	Disney Vacation Development	04/2016	17,050,000	13,640,000	—	205,000

Fairfield Distribution Ctr. IX/ Tampa, FL	Warehouse/Distribution	136,212	Iron Mountain	08/2025	9,300,000	7,440,000	—	112,000

Northpoint III/Orlando, FL	Office	108,499	Florida Power Corporation	10/2021	18,240,000	14,592,000	—	219,000

Goodyear Crossing Ind. Park II/ Phoenix, AZ	Warehouse/Distribution	820,384	Amazon.com(5)	09/2019	45,645,000	36,516,000	—	548,000

		6,608,747			$387,335,000	$309,868,000	$150,000,000	$3,519,000

(1)	Approximate total purchase price, exclusive of closing costs, paid by the Duke joint venture for each of these properties.

(2)	Pro rata share of approximate purchase price is at our pro rata share of effective ownership for each of these properties, which was funded using net proceeds of our public offerings.

(3)

Acquisition fees paid to our Investment Advisor are included in the total acquisition cost for the properties acquired prior to January 1, 2009, but are included as acquisition expenses for properties acquired subsequent to December 31, 2008.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

(4)	Our tenant CONOPCO, Inc. is a wholly-owned subsidiary of Unilever United States, Inc., which is wholly-owned by Unilever N.V. and Unilever PLC, together Unilever.

(5)

Our tenants Amazon.com.indc, LLC, Amazon.com.axdc, Inc. and Amazon.com.azdc, Inc. are wholly-owned subsidiaries of Amazon.com. AllPoints at Anson Bldg. 1, Buckeye Logistics Center and Goodyear Crossing Ind. Park II are three of Amazon’s largest fulfillment centers in North America.

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

For a period of three years from the date of the operating agreement, the Duke joint venture will have the right to acquire additional newly developed bulk industrial built-to-suit properties from Duke if such properties satisfy certain specified conditions. We will retain the right to approve the acquisition and purchase price of each such property. The total amount of properties (inclusive of the Industrial Portfolio) that may be contributed to the Duke joint venture over this period may be up to $800,000,000. As of December 31, 2009, we have no further capital commitments to fund the Duke joint venture, but may continue to participate in future available properties at our discretion.

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

Consolidated Balance Sheet of the Duke joint venture as of December 31, 2009 (in thousands):

	December 31, 2009	REIT Basis Adjustments(1)	Total
Assets
Real Estate Net	$339,746	$3,072	$342,818
Other Assets	41,979	(166)	41,813

Total Assets	$381,725	$2,906	$384,631

Liabilities and Equity
Notes Payable	$150,000	—	$150,000
Other Liabilities	4,295		4,295

Total Liabilities	154,295	—	154,295

Company’s Equity	182,182	2,906	185,088
Other Investor’s Equity	45,248		45,248

Total Liabilities and Equity	$381,725	$2,906	$384,631

(1)

REIT Basis Adjustments include those costs incurred by the Company outside of the Duke joint venture that are directly capitalizable to its investment in real estate assets acquired within the Duke joint venture including acquisition costs paid to our Investment Advisor prior to January 1, 2009. Thereafter such acquisition fees were expensed as incurred.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

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

Consolidated Statement of Operations of the Duke joint venture for the year ended December 31, 2009 and for the period June 12, 2008 through December 31, 2008 (in thousands); there were no activities for 2007:

	For the Year Ended December 31, 2009	For the Period June 12, 2008 Through December 31, 2008
Total Revenues	$29,309	$5,307
Operating Expenses	5,974	755
Interest	8,576	1,612
Depreciation and Amortization	12,715	2,664

Net Income	$2,044	$276

Company’s Share in Net Income	$1,817	$276
Adjustments for Company Basis	(138)	(28)

Company’s Equity in Net Income	$1,679	$248

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

The purchase agreement with the seller contained a two year master lease agreement whereby rental revenues were guaranteed by the seller on the 9% unoccupied space at the date of the acquisition up to a maximum of $1,102,000. In addition, leasing commissions and tenant improvement allowances were to be reimbursed under the purchase agreement up to $934,000 over the same two year period for leasing activities incurred by Afton Ridge to lease this unoccupied space. As of December 31, 2009 and 2008, $601,000 and $139,000 in rental revenue guarantee payments and $517,000 and $279,000 in leasing commission and tenant reimbursement payments, respectively, have been received by Afton Ridge and treated as purchase price adjustments in the period when the contingency was resolved on the Afton Ridge standalone financial statements. Our pro rata share of such purchase price adjustments have been treated as a reduction of our investment in Afton Ridge.

Afton Ridge Shopping Center is a 470,288 square foot regional shopping center, completed in 2006, in which Afton Ridge owns 296,388 rentable square feet that is currently 94% leased. One of the shopping center’s anchors, a 173,900 square foot SuperTarget, is not owned by us. Additional anchor tenants in Afton Ridge Shopping Center are Best Buy, Marshalls, PetSmart, Dick’s Sporting Goods, Stein Mart and Ashley Furniture. Afton Ridge Shopping Center is the retail component of a 260 acre master planned mixed-use development.

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

We carry our investment in Afton Ridge on the equity method of accounting because it is an entity under common control with CK Afton Ridge. Those investments where we have the ability to exercise significant influence (but not control) over operating and financial policies of such entities are accounted for using the equity method. We eliminate transactions with such equity investees to the extent of our ownership in such entities.

Consolidated Balance Sheet of Afton Ridge as of December 31, 2009 (in thousands):

	December 31, 2009	REIT Basis Adjustments(1)	Total
Assets
Real Estate Net	$47,743	$649	$48,392
Other Assets	4,073	(26)	4,047

Total Assets	$51,816	$623	$52,439

Liabilities and Equity
Note Payable	$25,500	$—	$25,500
Other Liabilities	3,822	—	3,822

Total Liabilities	29,322	—	29,322

Company’s Equity	20,244	623	20,867
Other Investor’s Equity	2,250	—	2,250

Total Liabilities and Equity	$51,816	$623	$52,439

(1)

REIT Basis Adjustments include those costs incurred by the Company outside of Afton Ridge that are directly capitalizable to its investment in real estate assets acquired within Afton Ridge including acquisition costs paid to our Investment Advisor prior to January 1, 2009. Thereafter such acquisitions fees were expensed as incurred.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

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

Consolidated Statements of Operations of Afton Ridge for the year end December 31, 2009 for the period September 18, 2008 through December 31, 2008 (in thousands); there were no activities for 2007:

	For the Year Ended December 31, 2009	For the Period September 18, 2008 Through December 31, 2008
Total Revenues	$4,991	$1,333
Operating Expenses	1,260	373
Interest	1,504	320
Depreciation and Amortization	1,916	522

Net Income	$311	$118

Company’s Share in Net Income	$280	$106
Adjustments for REIT Basis	(20)	(6)

Company’s Equity in Net Income	$260	$100

6. Acquisition Related Intangible Assets

Our acquisition related intangible assets are included in the consolidated balance sheets as acquired in-place lease value, acquired above market lease value and acquired below market lease value.

The following is a schedule of future amortization of acquisition related intangible assets as of December 31, 2009 (in thousands):

	Acquired In-Place Lease Value	Below Market Lease Value	Above Market Lease Value
2010	$10,133	$2,784	$3,172
2011	9,306	2,733	3,071
2012	7,733	1,995	3,024
2013	6,246	1,214	2,203
2014	4,997	1,118	1,104
Thereafter	22,960	4,264	5,422

	$61,375	$14,108	$17,996

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

The amortization of the above and below-market lease values included in rental revenue were ($3,300,000) and $2,955,000, respectively, for the year ended December 31, 2009, ($1,665,000) and $2,036,000, respectively, for the year ended December 31, 2008 and ($561,000) and $838,000, respectively, for the year ended December 31, 2007. The amortization of in-place lease value included in amortization expense was $10,262,000, $7,355,000 and $4,160,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

7. Debt

Notes Payable secured by real property are summarized as follows (in thousands):

	Interest Rate as of December 31,
Property	2009	2008	Maturity Date	2009	2008
REMEC	4.79%	4.79%	November 1, 2011	$13,250	$13,250
300 Constitution	4.84	4.84	April 1, 2012	12,000	12,000
Deerfield Commons I.(1)	5.23	5.23	December 1, 2015	9,725	9,725
602 Central Blvd.(2)(3)	1.25	6.79	April 27, 2014	8,886	8,026
Bolingbrook Point III	5.26	5.26	January 1, 2015	9,000	9,000
Fairforest Bldg. 5(4)	6.33	6.33	February 1, 2024	10,330	10,767
Fairforest Bldg. 6(4)	5.42	5.42	June 1, 2019	3,257	3,512
HJ Park—Bldg. 1(4)	4.98	4.98	March 1, 2013	914	1,167
North Rhett I(4)	5.65	5.65	August 1, 2019	4,246	4,567
North Rhett II(4)	5.20	5.20	October 1, 2020	2,345	2,503
North Rhett III(4)	5.75	5.75	February 1, 2020	1,903	2,038
North Rhett IV(4)	5.80	5.80	February 1, 2025	10,328	10,742
Mt Holly Bldg.(4)	5.20	5.20	October 1, 2020	2,345	2,503
Orangeburg Park Bldg.(4)	5.20	5.20	October 1, 2020	2,385	2,545
Kings Mountain I(4)	5.27	5.27	October 1, 2020	2,030	2,165
Kings Mountain II(4)	5.47	5.47	January 1, 2020	6,057	6,495
Union Cross Bldg. I(3)	5.50	5.50	July 1, 2021	2,935	3,111
Union Cross Bldg. II(4)	5.53	5.53	June 1, 2021	8,972	9,515
Thames Valley Five(3)(5)	6.42	6.42	May 30, 2013	12,117	10,945
Lakeside Office Center(6)	6.03	6.03	September 1, 2015	9,000	9,000
Enclave on the Lake(7)	5.45	5.45	May 1, 2011	18,274	18,623
Albion Mills Retail Park(3)(8)(9)	5.25	5.25	October 10, 2013	9,323	8,360
Avion Midrise III & IV(10)	5.52	5.52	April 1, 2014	21,765	22,154
12650 Ingenuity Drive(11)	5.62	—	October 1, 2014	13,424	—
Maskew Retail Park(3) (12)	5.68	—	August 10, 2014	22,578	—

Notes Payable				217,389	182,713
Less Discount				(4,615)	(4,443)
Less Albion Mills Retail Park Fair Value Adjustment				(349)	(1,109)

Notes Payable Less Discount and Fair Value Adjustment				$212,425	$177,161

(1)	Interest only payments are due monthly for the first 60 months of the loan term. Principal and interest payments are due monthly for the remaining 60 months of the loan term.

(2)

Variable interest rate of 1.25% and 6.79% at December 31, 2009 and 2008 based on three month GBP-based LIBOR plus 0.67%. We maintain a rate cap agreement pursuant to which we will be protected against an increase in the three month LIBOR over 6.25% through May 27, 2010.

(3)	These loans are subject to certain financial covenants (interest coverage and loan to value).

(4)

These notes payable were assumed from the seller of the Carolina Portfolio on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

(5)

We entered into the interest rate swap agreement that fixes the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of December 31, 2009 and expires on May 30, 2013. The stated rates on the mortgage note payable were 1.59% and 7.10% at December 31, 2009 and 2008 and were based on GBP-based LIBOR plus a spread of 1.01%.

(6)	Interest only payments are due monthly for the first 36 months of the loan term. Principal and interest payments are due monthly for the remaining 48 months of the loan term.

(7)	The loan was assumed from the seller of Enclave on the Lake on July 1, 2008 and was recorded at estimated fair value which includes the discount.

(8)	The Albion Mills Retail Park notes payable balance is presented at cost basis. This loan is carried on our balance sheet at fair value (see Note 16).

(9)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of December 31, 2009 and expires on October 10, 2013. The stated rates on the mortgage note payable were 1.88% and 3.83% at December 31, 2009 and 2008 and were based on GBP-based LIBOR plus a spread of 1.31%.

(10)	The loan was assumed from the seller of Avion Midrise III & IV on November 18, 2008 and was recorded at estimated fair value which includes the discount.

(11)	The loan was assumed from the seller of 12650 Ingenuity Drive on August 5, 2009 and was recorded at estimated fair value which includes the discount.

(12)

We entered into the interest rate swap agreement that fixes the GBP-based LIBOR rate at 3.42% plus 2.26 or 5.68% per annum as of December 31, 2009 and expires on August 10, 2014. The stated rate on the mortgage note payable was 2.83% at December 31, 2009 and was based on GBP-based LIBOR plus a spread of 2.26%.

Notes Payable

On April 27, 2007, we, in connection with the acquisition of 602 Central Blvd., entered into a £5,500,000 ($8,886,000 at December 31, 2009) financing arrangement with the Royal Bank of Scotland secured by the property. The loan is for a term of seven years and bears interest at a variable rate of interest, adjusted quarterly, based on three month GBP-based LIBOR plus 0.67%, or 1.25% and 6.79% per annum as of December 31, 2009 and December 31, 2008, respectively. Interest payments only are due quarterly for the term of the loan with principal due at maturity. In addition, we incurred financing costs of approximately £61,000 ($99,000 at December 31, 2009) associated with obtaining this loan. The loan agreement requires us to maintain a rate cap agreement pursuant to which we will be protected against an increase in the three month LIBOR over 6.25% through May 27, 2010.

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. Assumption fees and other loan closing costs totaling $765,500 were capitalized as incurred. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. Principal payments totaling $3,583,000 were made during the year ended December 31, 2009. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

On December 27, 2007, we entered into a $9,000,000 financing agreement secured by the Bolingbrook Point III property with the Northwestern Mutual Life Insurance Company. The loan is for a term of seven years and bears a fixed interest rate of 5.26% per annum with principal due at maturity. In addition, we incurred financing costs of approximately $91,000 associated with obtaining this loan.

On May 30, 2008, we entered into a £7,500,000 ($12,117,000 at December 31, 2009) financing arrangement with the Royal Bank of Scotland plc secured by the Thames Valley Five property. The loan is for a term of five years (with a two year extension option) and bears interest at a variable rate of interest, adjusted quarterly, based on three month GBP-based LIBOR plus 1.01%. In addition, we incurred financing costs of approximately £67,000 ($108,000 at December 31, 2009) associated with obtaining this loan. On August 14, 2008, we entered into the interest rate swap agreement that fixes the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of December 31, 2009 and expires on May 30, 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

On July 1, 2008, in connection with the acquisition of Enclave on the Lake, we assumed an $18,281,000 ($18,790,000 face value less discount of $509,000) loan from NorthMarq Capital, Inc. that bears interest at a fixed rate of 5.45% per annum and matures on May 1, 2011. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $349,000 were made during year ended December 31, 2009. In addition, we incurred financing costs totaling $241,000 in conjunction with the assumption of the loan.

On August 7, 2008, we obtained a $9,000,000 loan from 40/86 Mortgage Capital, Inc., secured by the Lakeside Office Center property acquired on March 5, 2008. The loan is for a term of seven years and bears interest at a fixed rate of 6.03% with interest payments only for the first 36 months and principal and interest for the remaining 48 months of the loan term. In addition, we incurred financing costs of approximately $171,000 associated with obtaining this loan, including $36,000 paid to CBRE Capital Markets, a related party.

On October 10, 2008, we entered into a £5,771,000 ($9,323,000 at December 31, 2009) financing agreement with the Royal Bank of Scotland plc secured by Albion Mills Retail Park property. The loan is for a term of five years and bears interest at a variable rate of interest, adjusted quarterly, based on three month GBP-based LIBOR plus 1.31%. In addition, we incurred financing costs of approximately £75,000 ($121,000 at December 31, 2009) associated with obtaining this loan. On November 25, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of December 31, 2009 and expires on October 10, 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On November 18, 2008, in connection with the acquisition of Avion Midrise III & IV, we assumed $20,851,000 ($22,186,000 face value less discount of $1,335,000) fixed-rate mortgage loan from Capmark Finance, Inc. that bears interest at a rate of 5.52% per annum and matures on April 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $388,000 were made during the year ended December 31, 2009. In addition, we incurred financing costs totaling $344,000 in conjunction with the assumption of the loan.

On August 5, 2009, in connection with the acquisition of 12650 Ingenuity Drive, we assumed a $12,522,000 ($13,539,000 face value less a discount of $967,000) fixed rate mortgage loan from PNC Bank, National Association that bears interest at a rate of 5.62% and matures on October 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $116,000 were made during the year ended December 31, 2009. In addition, we incurred financing costs totaling $284,000 in conjunction with the assumption of the loan.

On August 10, 2009, we entered into a £13,975,000 ($22,578,000 at December 31, 2009) financing agreement with the Abbey National Treasury Services plc secured by the Maskew Retail Park property. On September 24, 2009, we drew the full amount of the loan and concurrently entered into an interest rate swap agreement that fixes the GBP-based LIBOR rate at 3.42% plus 2.26% or 5.68% per annum for the five-year term of the loan. Interest only payments are due quarterly for the term of the loan with principal due at maturity. In addition, we incurred financing costs of approximately £268,000 ($434,000 at December 31, 2009) associated with obtaining this loan.

The minimum principal payments due for the notes payable are as follows as of December 31, 2009 (in thousands):

2010	$4,930
2011	36,152
2012	17,351
2013	26,870
2014	67,980
Thereafter	64,106

$217,389

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Loan Payable

On August 8, 2008, we entered into an amended and restated credit agreement with Bank of America, N.A. (“Bank of America”), which amended the terms of our prior credit agreement with Bank of America, to provide us with a new $45,000,000 unsecured revolving line of credit (the “Revolving Credit Facility”), and to replace our prior Bank of America term loan and revolving credit facility which matured in August 2008. The new Revolving Credit Facility was fully drawn upon at closing, with such proceeds utilized to pay down the full $45,000,000 amount outstanding under our prior Bank of America term loan (as of August 8, 2008, no amount was outstanding under our prior $10,000,000 Bank of America revolving credit facility). The new Revolving Credit Facility matures in August 2010 and bears interest at a floating rate of LIBOR plus 2.00% to 2.75%, based upon our leverage ratio as defined in the credit agreement (at our current leverage ratio, the Revolving Credit Facility bears interest at a floating rate of LIBOR plus 2.00%). An upfront fee of $292,500 was paid to Bank of America, and a fee equal to the actual daily amount by which the aggregate commitments exceed the total outstandings (both as defined in the amended and restated credit agreement) times 0.20% per annum if the total outstandings are equal to or more than 50% of the aggregate commitments, or 0.25% per annum otherwise, is accrued on unfunded balances under the Revolving Credit Facility. The loan contains various financial covenants and restrictions including a fixed charge coverage ratio of at least 1.75 to 1.00, as defined in the amended and restated credit agreement. As of December 31, 2009, there is no amount outstanding under the Revolving Credit Facility.

Our organizational documents contain a limitation on the amount of indebtedness that we may incur, so that unless our shares are listed on a national securities exchange, our aggregate borrowing may not exceed 300% of our net assets unless any excess borrowing is approved by a majority of our independent trustees and is disclosed to shareholders in our next quarterly report.

8. Minimum Future Rents Receivable

The following is a schedule of minimum future rentals to be received on non-cancelable operating leases from consolidated properties as of December 31, 2009 (in thousands):

2010	$56,124
2011	54,943
2012	48,526
2013	41,638
2014	37,943
Thereafter	216,827

$456,001

9. Concentrations

Tenant Revenue Concentrations

For the year ended December 31, 2009, the tenant in Enclave on the Lake accounted for approximately $5,353,000 or approximately 10% of total revenues from consolidated properties. The lease under which the tenant occupies our Enclave on the Lake property expires in February 2012.

For the year ended December 31, 2008, there were no significant revenue concentrations.

For the year ended December 31, 2007, the tenant in REMEC accounted for approximately $2,586,000, or 16%, of total revenues, the tenant in 300 Constitution accounted for approximately $1,954,000 or 12%, of total revenues.

The leases under which the tenants occupy the properties expire in April 2027 for the tenant in REMEC and March 2013 for the tenant in 300 Constitution.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Geographic Concentrations

As of December 31, 2009, we owned 60 consolidated properties located in ten states (California, Florida, Georgia, Illinois, Massachusetts, Minnesota, North Carolina, South Carolina, Texas and Virginia) and in the United Kingdom. As of December 31, 2008 we owned 52 consolidated properties located in eight states (California, Georgia, Illinois, Massachusetts, North Carolina, South Carolina, Texas and Virginia) and in the United Kingdom.

Our geographic revenue concentrations from consolidated properties for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Year Ended December 31,
	2009	2008	2007
Domestic
South Carolina	26.09%	39.47%	31.04%
Texas	17.12	16.48	10.06
California	10.32	6.83	15.53
Virginia	8.18	1.26	—
Massachusetts	5.21	4.96	11.73
Georgia	4.78	6.68	14.85
North Carolina	4.68	8.83	7.15
Minnesota	4.13	—	—
Illinois	2.58	3.64	2.67
Florida	2.01	—	—

Total Domestic	85.10	88.15	93.03
International
United Kingdom	14.90	11.85	6.97

Total	100.00%	100.00%	100.00%

Our geographic long-lived asset concentrations from consolidated properties as of December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
Domestic
South Carolina	23.95%	33.66%
Florida	13.26	—
California	9.90	4.45
Texas	9.43	13.34
North Carolina	7.35	12.22
Minnesota	6.12	—
Virginia	5.53	7.77
Massachusetts	5.22	3.66
Illinois	2.33	3.24
Georgia	1.95	2.96

Total Domestic	85.04	81.30
International
United Kingdom	14.96	18.70

Total	100.00%	100.00%

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

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

We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, property management fees, property level general and administrative expenses and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our general and administrative expenses. The following table compares the net operating income for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Domestic Industrial Properties
Revenues:
Rental	$19,473	$20,350	$8,989
Tenant Reimbursements	5,057	4,323	1,447

Total Revenues	24,530	24,673	10,436

Property and Related Expenses:
Operating and Maintenance	1,297	1,146	382
General and Administrative	312	147	40
Property Management Fee to Related Party	346	376	114
Property Taxes	4,916	4,054	1,249

Total Expenses	6,871	5,723	1,785

Net Operating Income	17,659	18,950	8,651

Domestic Office Properties
Revenues:
Rental	19,430	8,429	3,890
Tenant Reimbursements	3,974	2,290	1,174

Total Revenues	23,404	10,719	5,064

Property and Related Expenses:
Operating and Maintenance	3,395	1,974	656
General and Administrative	174	61	29
Property Management Fee to Related Party	139	94	39
Property Taxes	2,708	1,425	529

Total Expenses	6,416	3,554	1,253

Net Operating Income	16,988	7,165	3,811

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

	Year Ended December 31,
	2009	2008	2007
International Office/Retail Properties
Revenues:
Rental	8,120	4,617	1,149
Tenant Reimbursements	270	140	12

Total Revenues	8,390	4,757	1,161

Property and Related Expenses:
Operating and Maintenance	282	128	19
General and Administrative	142	82	23
Property Management Fee to Related Party	171	21	7

Total Expenses	595	231	49

Net Operating Income	7,795	4,526	1,112

Reconciliation to Consolidated Net Loss
Total Segment Net Operating Income	42,442	30,641	13,574
Interest Expense	11,378	10,323	5,049
General and Administrative	3,618	3,030	1,761
Investment Management Fee to Related Party	7,803	3,964	1,547
Acquisition Expenses	5,832	—	—
Depreciation and Amortization	25,093	17,171	8,050
Loss on Impairment	9,160	—	—

	(20,442)	(3,847)	(2,833)

Other Income and Expenses
Interest and Other Income	344	2,039	2,855
Net Settlement (Payments) Receipts on Interest Rate Swaps	(660)	65	—
Gain (Loss) on Interest Rate Swaps and Cap	89	(1,496)	—
(Loss) Gain on Note Payable at Fair Value	(807)	1,168	—
Loss on Transfer of Held for Sale Real Estate to Continuing Operations	—	(3,451)	—

(Loss) Income Before (Provision) Benefit for Income Taxes and Equity in Income (Loss) of Unconsolidated Entities	(21,476)	(5,522)	22

(Provision) Benefit for Income Taxes	(169)	82	(279)
Equity in Income (Loss) of Unconsolidated Entities	2,743	(1,242)	(150)

Net Loss	(18,902)	(6,682)	(407)

Net Loss Attributable to Non-Controlling Operating Partnership Units	54	26	4

Net Loss Attributable to CB Richard Ellis Realty Trust Shareholders	$(18,848)	$(6,656)	$(403)

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

	December 31,
Condensed Assets	2009	2008
Domestic Industrial Properties	$346,681	$305,743
Domestic Office Properties	279,658	143,073
International Office/Retail Properties	115,223	105,091
Non-Segment Assets	317,457	156,013

Total Assets	$1,059,019	$709,920

	Year Ended December 31,
Capital Expenditures	2009	2008
Domestic Industrial Properties	$63,754	$84,549
Domestic Office Properties	145,500	51,226
International Office/Retail Properties	194	91,737

Total Capital Expenditures	$209,448	$227,512

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

Offering Costs Relating to Public Offerings

Offering costs totaling $40,348,000, $26,744,000 and $20,338,000 were incurred during the years ended December 31, 2009, 2008 and 2007, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Of the total amounts, $36,290,000, $24,707,000 and $19,580,000 was incurred to CNL Securities Corp., as dealer manager and $160,000, $115,000 and $63,000 was incurred to the Investment Advisor for reimbursable marketing for the years ended December 31, 2009, 2008 and 2007, respectively. Each party will be paid the amount incurred from proceeds of the public offering. As of December 31, 2009 and 2008, the accrued offering costs payable to related parties included in our consolidated balance sheets were $1,114,000 and $4,390,000.

Investment Management Fee to Related Party

Prior to October 24, 2006, the Investment Advisor received an annual fee equal to 0.75% of the book value of the total assets, as defined in the Advisory Agreement, based on the assets of CBRE OP. The investment management fee was calculated monthly based on the average of total assets, as defined, during such period. On October 24, 2006, the Board of Trustees, including our independent trustees, approved and the Company entered into the Amended and Restated Agreement of Limited Partnership of CBRE OP (the “Amended Partnership Agreement”) and the Amended and Restated Advisory Agreement (the “Amended Advisory Agreement” and, together with the Amended Partnership Agreement, the “Amended Agreements”). The Amended Advisory Agreement provides an investment management fee of (i) a monthly fee equal to one twelfth of 0.6% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments within our portfolio and (ii) a monthly fee equal to 7.0% of the aggregate monthly net operating income derived from all real estate investments within our portfolio. On January 30, 2009, we entered into that certain second amended and restated advisory agreement (the “Second Amended Advisory Agreement”) with CBRE OP and the Investment Advisor. The Second Amended Advisory Agreement modified, among other things, the investment management fee to consist of (a) a monthly fee equal to one twelfth of 0.5% of the aggregate costs (before non-cash reserves and depreciation) of all real estate investment in our portfolio and (b) a monthly fee equal to 5.0% of the aggregate monthly net operating income derived from all real estate investments in our portfolio. All or any portion of the investment management fee not taken as to any fiscal year may be deferred or waived without interest at the option of the Investment Advisor. The Investment Advisor waived investment management fees of $0, $1,529,000 and $432,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

The Investment Advisor earned investment management fees of $7,803,000, $3,964,000 and $1,547,000 for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, the investment management fees payable to related party in our consolidated balance sheets were $757,000 and $625,000, respectively. In connection with services provided to the Investment Advisor, CNL Fund Management Company, the Sub-Advisor and affiliate of the Dealer Manager pursuant to a sub-advisory agreement dated August 21, 2006, was paid by the Investment Advisor $1,078,000, $547,000 and $214,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Acquisition Fee and Expenses to Related Party

On January 30, 2009, we entered into that certain Second Amendment Advisory Agreement that permits the Investment Advisor to earn an acquisition fee of up to 1.5% of (i) the purchase price of real estate investments acquired by us, including any debt attributable to such investments, or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. The Investment Advisor earned acquisition fees of $4,387,000, $4,927,000 and $2,620,000 for the years ended December 31, 2009, 2008 and 2007, respectively. In connection with services provided to the Investment Advisor, the Sub Advisor, pursuant to a sub advisory agreement, was paid by the Investment Advisor acquisition fees of $820,000, $921,000 and $490,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The Investment Advisor earned $439,000 and $743,000 in acquisition related expenses during the years ended December 31, 2009 and 2008. No acquisition related expenses were earned during the year ended December 31, 2007. Prior to the adoption of “Business Combinations” on January 1, 2009, these acquisitions fees and expenses were capitalized to investments in real estate and related intangibles.

CB Richard Ellis, UK was paid a service fee in conjunction with the April 27, 2007 acquisition of 602 Central Blvd. totaling £9,000 ($18,000) for the year ended December 31, 2007 and a service fee in conjunction with the acquisition of Thames Valley Five totaling £24,000 ($42,000).

Management Services to Related Party

Affiliates of the Investment Advisor may also provide leasing, brokerage, property management, or mortgage banking services for us. CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor, received property management fees of approximately $656,000, $491,000 and $160,000 for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, the property management fees payable to related party included in our consolidated balance sheets were $106,000 and $126,000 and, respectively. No brokerage fees were paid to affiliates of the Investment Advisor for the years ended December 31, 2009, 2008 and 2007. Mortgage banking fees of none, $636,000 and $36,000 were paid to CBRE Capital Markets, as affiliate of the Investment Advisor, for the years ended December 31, 2009, 2008 and 2007 respectively.

Affiliates of the Investment Advisor received leasing fees of $198,000 and $15,000 for the years ended December 31, 2009 and 2008. No leasing fees were paid to affiliates for the year ended December 31, 2007.

CB Richard Ellis, UK was paid a management service fee totaling $75,000 for the year ended December 31, 2009. No management services fee were paid in 2008 and 2007.

12. Equity Incentive Plan and Performance Bonus Plan

Equity Incentive Plan

We have adopted a 2004 equity incentive plan. The purpose of the 2004 equity incentive plan is to provide us with the flexibility to use share options and other awards to provide a means of performance-based compensation. Our key employees, directors, trustees, officers, advisors, consultants or other personnel and our subsidiaries or other persons expected to provide significant services or our subsidiaries, including employees of the Investment Advisor, would be eligible to be granted share options, restricted shares, phantom shares, distribution equivalent rights and other share-based awards under the 2004 equity incentive plan. No awards of any kind have been made under this plan during the years ended December 31, 2009, 2008 and 2007, respectively.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Performance Bonus Plan

We have adopted a 2004 performance bonus plan. Annual bonuses under our 2004 performance bonus plan are awarded by our Compensation Committee to selected key employees, including employees of the Investment Advisor, based on corporate factors or individual factors (or a combination of both). Subject to the provisions of the 2004 performance bonus plan, the Compensation Committee will (i) determine and designate those key employees to whom bonuses are to be granted; (ii) determine, consistently with the 2004 performance bonus plan, the amount of the bonus to be granted to any key employee for any performance period; and (iii) determine, consistently with the 2004 performance bonus plan, the terms and conditions of each bonus. Bonuses may be so awarded by the Compensation Committee prior to the commencement of any performance period, during or after any performance period. No bonus shall exceed 200% of the key employee’s aggregate salary for the year. The Compensation Committee may provide for partial bonus payments at target and other levels. Corporate performance hurdles for bonuses may be adjusted by the Compensation Committee in its discretion to reflect (i) dilution from corporate acquisitions and share offerings, and (ii) changes in applicable accounting rules and standards. The Compensation Committee may determine that bonuses shall be paid in cash or shares or other equity-based grants, or a combination thereof. The Compensation Committee may also provide that any such share grants be made under our 2004 equity incentive plan or any other equity-based plan or program we may establish. The Compensation Committee may provide for programs under which the payment of bonuses may be deferred at the election of the employee. No bonuses were awarded and no bonus related expenses were incurred by us during the periods ended December 31, 2009, 2008 and 2007, respectively.

13. Shareholders’ Equity

Under our declaration of trust, we have the authority to issue a total of 1,000,000,000 shares of beneficial interest. Of the total shares authorized, 990,000,000 shares are designated as common shares with a par value of $0.01 per share and 10,000,000 shares are designated as preferred shares.

The registration statement relating to our initial public offering was declared effective by the SEC on October 24, 2006. CNL Securities Corp. acted as the dealer manager of this offering. The registration statement covered up to $2,000,000,000 in common shares of beneficial interest, 90% of which were offered at a price of $10.00 per share, and 10% of which were offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. As of January 29, 2009, we had issued 60,808,967 common shares in our initial public offering. We terminated the initial public offering effective as of the close of business on January 29, 2009. The registration statement relating to our follow-on public offering was declared effective by the SEC on January 30, 2009. CNL Securities Corp. is the dealer manager of this offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through December 31, 2009, we received gross offering proceeds of approximately $413,544,547 from the sale of 41,427,808 shares.

During the years ended December 31, 2009, 2008 and 2007, we repurchased 2,284,916 common shares, 383,235 common shares and 38,371 common shares, respectively, under our Share Redemption Program.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

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

The following table reconciles the distributions declared per common share to the distributions paid per common share during the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Distributions declared per common share	$0.600	$0.588	$0.544
Less: Distributions declared in the current period, and paid in the subsequent period	(0.150)	(0.150)	(0.144)
Add: Distributions declared in the prior year, and paid in the current year	0.150	0.144	0.125

Distributions paid per common share	$0.600	$0.582	$0.525

Distributions to shareholders during the years ended December 31, 2009, 2008 and 2007 totaled $43,002,000, $22,314,000 and $7,107,000, respectively.

We issued 1,852,679 common shares, 938,779 common shares and 163,548 common shares pursuant to our dividend reinvestment plan for the years ended December 31, 2009, 2008 and 2007 respectively.

The income tax treatment for distributions declared for the years ended December 31, 2009, 2008 and 2007 as identified above, were as follows:

	2009		2008		2007
Ordinary Income	$0.139	23.2%	$0.228	38.7%	$0.255	46.8%
Return of Capital	0.461	76.8	0.360	61.3	0.289	53.2

	$0.600	100.0%	$0.588	100.0%	$0.544	100.0%

15. Derivative Instruments

The following table sets forth the terms of our interest rate swap derivative instruments at December 31, 2009 (amounts in thousands):

Type of Instrument	Notional Amount	Fair Value	Pay Fixed Rate	Receive Variable Rate(1)	Maturity Date
Non-qualifying Interest Rate Swap on Thames Valley debt	$12,117	(1,049)	5.41%	0.61%	May 30, 2013
Non-qualifying Interest Rate Swap on Albion Mills debt	$9,231	(361)	3.94%	0.56%	October 10, 2013
Qualifying Interest Rate Swap on Maskew debt	$22,578	(293)	3.42%	0.58%	August 10, 2014

The following table sets forth the terms of our interest rate swap derivative instruments at December 31, 2008:

Type of Instrument	Notional Amount	Fair Value	Pay Fixed Rate	Receive Variable Rate(1)	Maturity Date
Non-qualifying Interest Rate Swap on Thames Valley debt	$10,945	(1,010)	5.41%	3.91%	May 30, 2013
Non-qualifying Interest Rate Swap on Albion Mills debt	$8,338	(326)	3.94%	6.29%	October 10, 2013

(1)	Based on three month GBP—based LIBOR BBA Index with variable rate reset dates every 90 days during the term of swaps.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

We marked our two non-qualifying economic hedge interest rate swap instruments to their estimated fair value of ($1,410,000) and ($1,336,000) on the consolidated balance sheet at December 31, 2009 and 2008 included in Liabilities as Interest Rate Swaps at Fair Value resulting in a gain on interest rate swaps of $89,000 for year ended December 31, 2009 and a loss of $1,407,000 for the year ended December 31, 2008 included in Gain (Loss) on Interest Rate Swaps and Cap on the Consolidated Statement of Operations.

Our $22,578,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our Maskew Retail Park variable rate note payable from its inception on September 24, 2009. The estimated fair value of the interest rate swap value of ($293,000) as of December 31, 2009 has resulted in a swap fair value adjustment being recorded to other comprehensive loss totaling $293,000 for the year ended December 31, 2009. There was no measured ineffectiveness for the qualifying hedge during the year ended December 31, 2009.

As discussed in Note 2, all of our derivative instruments are used as economic hedges to swap identified variable rate debt interest payments to fixed rate payments through the use of interest rate swap agreements. Our Maskew Retail Park hedge is our only qualifying cash flow hedge in accordance with the accounting for derivative instruments and hedging activities. Further disclosures regarding our derivative financial instruments are included in Note 16 (Fair Value of Financial Instruments and Investments) of these consolidated financial statements.

16. Fair Value of Financial Instruments and Investments

We apply the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical financial instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have classified the Albion Mills Retail Park notes payable as Level 3 as of December 31, 2009 and 2008 due to the lack of current market activity and our reliance on unobservable inputs to estimate the fair value of the mortgage note payable.

As of December 31, 2009 and 2008, we held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, an interest rate cap, interest rate swap derivative contracts and our equity method investment in CBRE Strategic Partners Asia. Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less, including money market funds and U.S. Government obligations. Derivative instruments are related to our economic hedging activities with respect to interest rates.

The fair values of the interest rate cap and swap derivative agreements are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rate fell above the strike rate of the interest rate cap agreement, and by discounting the future expected cash payments and receipts on the pay and receive legs of the interest rate swap agreements that swap the estimated variable rate mortgage note payment stream for a fixed rate receive payment stream over the period of the loan. The variable interest rates used in the calculation of projected receipts on the interest rate cap agreement and on the interest rate swap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements (where appropriate). Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2009 and 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Our investment in CBRE Strategic Partners Asia is based on the Level 3 valuation inputs applied by the Investment Manager of this investment company utilizing the following approaches for valuing the underlying real estate related investments within the investment company:

¡

The income approach is generally based on a discounted cash flow analysis. Such an analysis for a real property includes projecting net cash flows from the property from a buyer’s perspective and computing the present value of the cash flows using a market discount rate. The cash flows include a projection of the net sales proceeds at the end of our estimate of a market participant holding period, computed using market reversionary capitalization rates and projected cash flows from the property for the year following the holding period.

¡

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

¡

For investments owned more than one year, except for investments under construction or incurring significant renovation, it is CBRE Strategic Partners Asia’s policy to obtain a third-party appraisal. For investments in real estate under construction or incurring significant renovation, the valuation analysis is prepared by the Investment Manager.

The following items are measured at fair value on a recurring basis at December 31, 2009 and 2008 (in thousands):

	As of December 31, 2009
			Fair Value Measurements Using:
	Carrying Value	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash and Cash Equivalents	$79,997	$79,997	$79,997	$—	$—
Interest Rate Cap at Fair Value	$1	$1	$—	$1	$—
Interest Rate Swaps at Fair Value	$(1,703)	$(1,703)	$—	$(1,703)	$—
Investment in CBRE Strategic Partners Asia	$8,142	$8,142	$—	$—	$8,142
Note Payable at Fair Value	$(8,974)	$(8,974)	$—	$—	$(8,974)

	As of December 31, 2008
			Fair Value Measurements Using:
	Carrying Value	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash and Cash Equivalents	$18,732	$18,732	$18,732	$—	$—
Interest Rate Cap at Fair Value	$1	$1	$—	$1	$—
Interest Rate Swaps at Fair Value	$(1,336)	$(1,336)	$—	$(1,336)	$—
Investment in CBRE Strategic Partners Asia	$(1,398)	$(1,398)	$—	$—	$(1,398)
Note Payable at Fair Value	$(7,251)	$(7,251)	$—	$—	$(7,251)

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

The following table presents our activity for the variable rate note payable and our investment in CBRE Strategic Partners Asia measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2009 and 2008 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Note Payable	Investment in CBRE Strategic Partners Asia
Balance at January 1, 2009	$(7,251)	$(1,398)
Transfers to Level 3	—	—
Contributions	—	8,879
Total (Loss) Gain on Fair Value Adjustment	(807)	803
Translation Adjustment	(916)	(142)

Balance at December 31, 2009	$(8,974)	$8,142

The Amount of Total (Loss) Gain for the Period Included in Earnings Attributable to the Decrease in Unrealized Gain Relating to Note Payable Held at December 31, 2009	$(807)	$803

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Note Payable	Investment in CBRE Strategic Partners Asia
Balance at January 1, 2008	$—	$101
Transfers to Level 3	(8,360)	—
Contributions	—	—
Total Gain (Loss) on Fair Value Adjustment	1,168	(1,590)
Translation Adjustment	(59)	91

Balance at December 31, 2008	$(7,251)	$(1,398)

The Amount of Total Gains (Loss) for the Period Included in Earnings Attributable to the Change in Unrealized Gain Relating to Note Payable Held at December 31, 2008	$1,168	$(1,590)

Gains and losses (realized and unrealized) included in earnings related to the interest rate cap and swaps, as well as for the elected fair value note payable for the years ended December 31, 2009 and 2008 are reported as components of “Other Income and Expense” on the consolidated statements of operations.

Disclosure of Fair Value Financial Instruments

For disclosure purposes only, the following table summarizes our notes payable and their estimated fair value at December 31, 2009 and 2008 (in thousands):

	Book Value		Fair Value
Financial Instrument	2009	2008	2009	2008
Notes Payable	$203,451	$169,910	$201,113	$158,552
Note Payable at Fair Value	$8,974	$7,251	$8,974	$7,251

For purposes of this fair value disclosure, we based our fair value estimate for notes payable on our internal valuation that includes a representative sample of our lenders’ market interest rate quotes as of December 31, 2009 and 2008 for debt with similar risk characteristics and maturities. We based the Note Payable carried at fair value on a third party appraisers valuation which used similar techniques as our internal valuation model as of December 31, 2009 and 2008.

17. Fair Value Option—Note Payable

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

We applied the fair value option for the Albion Mills Retail Park note payable at each reporting period. Included in (loss) gain on notes payable at fair value in the statement of operations were ($807,000) and $1,168,000 for the years ended December 31, 2009 and 2008, respectively. In addition, there were $916,000 and $59,000 translation losses recorded to Other Comprehensive Loss at December 31, 2009 and 2008, respectively.

18. Commitments and Contingencies

We have agreed to a capital commitment of up to $20,000,000 in CBRE Strategic Partners Asia, which extends to January 31, 2011. As of December 31, 2009, we funded $9,079,000 of our capital commitment. CBRE Investors, our sponsor, formed CBRE Strategic Partners Asia, to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. If we and all other currently committed capital investors had funded our entire commitments in CBRE Strategic Partners Asia as of December 31, 2009, we would have owned an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. A majority of our trustees (including a majority of our independent trustees) not otherwise interested in this transaction approved the transaction as being fair, competitive and commercially reasonable. CBRE Strategic Partners Asia is managed by CB Richard Ellis Investors SP Asia II, LLC or the Fund Manager, a subsidiary of CBRE Investors.

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

19. Quarterly Financial Information (unaudited)

Summarized quarterly financial data for the years ended December 31, 2009, 2008 and 2007 was as follows (in thousands, except per share amounts):

	2009 Quarter Ended
	March 31	June 30	September 30	December 31(a)
Revenues from Operations	$12,288	$11,885	$15,551	$16,600
Net Loss	(3,542)	(4,246)	(3,428)	(7,686)
Net Loss Attributable to CB Richard Ellis Realty Trust Shareholders	(3,529)	(4,238)	(3,412)	(7,669)
Net Loss per common share-basic and diluted	(0.05)	(0.06)	(0.04)	(0.08)

	2008 Quarter Ended
	March 31	June 30	September 30(b)	December 31
Revenues from Operations	$8,244	$9,323	$10,315	$12,267
Net Income (Loss)	588	(487)	(2,947)	(3,836)
Net Income (Loss) Attributable to CB Richard Ellis Realty Trust Shareholders	583	(485)	(2,933)	(3,821)
Net Income (Loss) per common share-basic and diluted	0.02	(0.01)	(0.06)	(0.06)

	2007 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues from Operations	$2,168	$2,438	$3,911	$8,144
Net (Loss) Income	(135)	3	439	(714)
Net (Loss) Income Attributable to CB Richard Ellis Realty Trust Shareholders	(132)	4	434	(709)
Net (Loss) Income per common share-basic and diluted	(0.02)	0.00	0.02	(0.03)

(a)	Net loss includes an impairment loss on the KM III property of $9,160,000 for the period.

(b)	Net loss includes a loss on transfer of real estate held for sale to continuing operations of $3,451,000 for the period.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

20. Comprehensive Loss

U.S. GAAP requires that the effect of foreign currency translation adjustments be classified as comprehensive income (loss). The following table sets forth our comprehensive loss for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net Loss	$(18,902)	$(6,682)	$(407)
Foreign Currency Translation Income (Loss)	7,322	(19,450)	41
Swap Fair Value Adjustment	(293)	—	—

Total Comprehensive Loss	(11,873)	(26,132)	(366)
Comprehensive Loss Attributable to Non-Controlling Interest	(30)	(110)	(2)

Comprehensive Loss Attributable to CB Richard Ellis Realty Trust Shareholders	$(11,843)	$(26,022)	$(364)

21. Income Taxes

We elected to be taxed as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we generally distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain). It is our current intention to adhere to these requirements and maintain our REIT qualification. As a REIT, we generally will not be subject to corporate level U.S. federal income tax on net income we distribute currently to our shareholders. If we fail to qualify as a REIT in any taxable year, then we will be subject to U.S. federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to U.S. federal income and excise taxes on our undistributed taxable income, if any.

We have made taxable REIT subsidiary (“TRS”) elections for all of our held for sale property subsidiaries. The elections, effective for the tax year beginning January 1, 2007 and future years, were made pursuant to section 856(i) of the Internal Revenue Code. Our TRS is subject to corporate level income taxes which are recorded in our consolidated financial statements. Our TRS included all of the formerly held for sale properties and their related activity when the held for sale properties were transferred to continuing operations during the year ended December 31, 2008, resulting in an estimated tax benefit of $247,000 based on our planned dissolution of the TRS at that time. On March 31, 2009, the Carolina TRS was dissolved.

The following tables reconciles net income available to common shareholders to taxable income available to common shareholders for the years ended December 31, 2008 and 2007 (in thousands):

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

There was no activity in the TRS during 2009 apart from the final dissolution event which was fully estimated at the transfer date of the properties from being held for sale in the TRS to continuing operations.

The following table summarizes the (benefit) or provision for income taxes of the TRS for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Current	$(30)	$30
Deferred	(217)	217

Total (Benefit) Provision for Income Taxes	$(247)	$247

There was no provision or benefit for income taxes of the TRS for the year ended December 31, 2009.

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

There are no deferred tax liabilities or assets at December 31, 2009 because the TRS was dissolved in March 2009.

In addition, included as a component of our tax (provision) benefit, we have incurred income and other taxes (franchise, local and state government and international) related to our continuing operations in the amount of $169,000, $165,000 and $32,000 for California, Georgia, Minnesota, Texas, North Carolina, and United Kingdom impacting our operations during the years ended December 31, 2009, 2008 and 2007, respectively. The United Kingdom taxes real property operating results at a statutory rate of 22%. The United Kingdom taxable loss for the years ended December 31, 2009 and 2008 resulted in a deferred tax asset of approximately $176,000 net operating carryforwards for both years. We have provided for a full valuation allowance of ($176,000) as of December 31, 2009 and 2008 on deferred tax assets because it is not likely that future operating profits in the United Kingdom would be sufficient to absorb the net operating losses.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

22. Subsequent Events

From January 1, 2010 through March 19, 2010, we received gross proceeds from our public offering of approximately $109,665,144 from the sale of 10,998,133 common shares.

On January 12, 2010, we were notified that the investment commitment period of CBRE Strategic Partners Asia was extended for one year from January 31, 2010 to January 31, 2011.

On January 28, 2010, we contributed an additional $2,435,000 of our CBRE Strategic Partners Asia capital commitment which was funded using net proceeds from our public offering.

On March 4, 2010, we received a distribution of net sales proceeds from CBRE Strategic Partners Asia totaling $2,435,000 from the February 23, 2010 sale of a residential property located in Beijing, China. The cash distributions in connection with the Beijing residential property sale are subject to recall and reinvestment into appropriate investments until the expiration of the CBRE Strategic Partners Asia commitment period on January 31, 2011.

On March 11, 2010, we paid off the £5,500,000 ($8,281,000 at March 11, 2010) loan secured by the 602 Central Blvd. property located in Coventry, UK.

Schedule III—Properties and Accumulated Depreciation Through December 31, 2009 (in Thousands)

	Acquisition Costs						Improve- ments Sub- sequent to Purchase Date	Total Cost	Accumulated Depreciation and Amortiza- tion	Net Investment in Real Estate
Property	Encum- brances Net	Land	Site Improve- ments	Building and Improve- ments	Tenant Improve- ments	Total
REMEC	$13,250	$11,862	$—	$8,933	$3,217	$24,012	$95	$24,107	$(2,578)	$21,529
300 Constitution	12,000	5,591	—	13,826	733	20,150	—	20,150	(2,282)	17,868
Deerfield Commons I	9,725	2,053	934	7,760	1,363	12,110	771	12,881	(2,650)	10,231
Deerfield Commons II	—	2,262	—	—	—	2,262	—	2,262	—	2,262
660 North Dorothy	—	1,576	417	3,402	199	5,594	—	5,594	(634)	4,960
505 Century	—	950	304	3,684	119	5,057	188	5,245	(647)	4,598
631 International	—	923	238	2,912	285	4,358	73	4,431	(537)	3,894
602 Central Blvd.	8,886	2,947	261	14,477	—	17,685	—	17,685	(1,036)	16,649
Bolingbrook Point III	9,000	2,422	522	13,433	164	16,541	8	16,549	(931)	15,618
Fairforest Bldg 5	10,224	1,788	2,462	12,017	101	16,368	—	16,368	(1,145)	15,223
Fairforest Bldg. 6	3,108	1,181	506	3,754	459	5,900	—	5,900	(437)	5,463
Fairforest Bldg. 7	—	660	463	4,503	—	5,626	—	5,626	(341)	5,285
HJ Park Bldg. 1	892	575	469	2,472	12	3,528	—	3,528	(226)	3,302
North Rhett I	4,091	1,289	366	9,627	428	11,710	—	11,710	(754)	10,956
North Rhett II	2,202	539	143	5,670	26	6,378	—	6,378	(387)	5,991
North Rhett III	1,838	631	209	3,366	18	4,224	—	4,224	(240)	3,984
North Rhett IV	9,873	2,432	1,716	12,445	91	16,684	—	16,684	(1,026)	15,658
Jedburg Commerce Park	—	4,029	3,025	20,381	149	27,584	—	27,584	(1,737)	25,847
Mount Holly Bldg.	2,202	1,012	1,050	3,699	18	5,779	—	5,779	(400)	5,379
Orangeburg Park Bldg.	2,239	544	641	3,636	93	4,914	—	4,914	(410)	4,504
Kings Mt. I	1,912	508	362	3,097	166	4,133	—	4,133	(407)	3,726
Kings Mt. II	5,779	773	1,351	10,199	959	13,282	—	13,282	(1,002)	12,280
Kings Mt. III	—	1,183	2,346	22,199	—	25,728	—	25,728	(1,268)	15,300	(1)
Union Cross Bldg. I	2,788	852	759	3,905	27	5,543	—	5,543	(356)	5,187
Union Cross Bldg. II	8,538	1,658	1,576	12,271	66	15,571	—	15,571	(1,045)	14,526
Lakeside Office Center	9,000	4,327	817	10,496	1,140	16,780	25	16,805	(891)	15,914
Thames Valley Five	12,117	6,504	954	12,863	78	20,399	—	20,399	(711)	19,688
Enclave on the Lake	18,018	4,056	10,230	20,823	1,197	36,306	—	36,306	(2,021)	34,285
Albion Mills Retail Park	8,974	7,551	178	7,413	—	15,142	—	15,142	(286)	14,856
Fairforest Bldg 1	—	335	107	2,509	6	2,957	—	2,957	(91)	2,866
Fairforest Bldg 2	—	397	122	4,653	2	5,174	200	5,374	(173)	5,201
Fairforest Bldg 3	—	608	231	4,695	14	5,548	—	5,548	(172)	5,376
Fairforest Bldg 4	—	661	331	4,566	10	5,568	—	5,568	(178)	5,390
Highway 290 Commerce Pk Bldg 1	—	704	219	4,347	8	5,278	—	5,278	(166)	5,112
Highway 290 Commerce Pk Bldg 2	—	1,131	363	3,008	25	4,527	—	4,527	(131)	4,396
Highway 290 Commerce Pk Bldg 5	—	421	162	800	4	1,387	24	1,411	(43)	1,368
Highway 290 Commerce Pk Bldg 6	—	572	176	3,012	—	3,760	3	3,763	(111)	3,652
Highway 290 Commerce Pk Bldg 7	—	1,233	510	2,949	1	4,693	—	4,693	(138)	4,555
Orchard Business Park 1	—	358	133	879	1	1,371	3	1,374	(40)	1,334
Orchard Business Park 2	—	173	62	526	—	761	35	796	(31)	765
Greenville/Spartanburg Ind. Pk.	—	460	200	2,584	2	3,246	68	3,314	(101)	3,213
Community Cash Complex 1	—	867	175	1,622	—	2,664	—	2,664	(171)	2,493
Community Cash Complex 2	—	887	136	1,169	3	2,195	18	2,213	—	2,213
Community Cash Complex 3	—	205	16	1,190	22	1,433	21	1,454	(50)	1,404
Community Cash Complex 4	—	132	15	399	—	546	—	546	—	546
Community Cash Complex 5	—	138	15	671	—	824	—	824	—	824
Cherokee Corporate Pk	—	294	514	2,903	4	3,715	—	3,715	(138)	3,577
Avion Midrise III & IV	20,673	6,810	1,179	30,004	1,104	39,097	—	39,097	(1,256)	37,841
Maskew Retail Park	22,577	17,169	1,106	27,777	—	46,052	—	46,052	(917)	45,135
13201 Wilfred Lane	—	2,274	412	11,050	130	13,866	—	13,866	(163)	13,703
3011, 3055 & 3077 Comcast Place	—	7,013	998	21,858	7,739	37,608	—	37,608	(509)	37,099
140 Depot Street	—	3,561	1,172	11,898	158	16,789	—	16,789	(165)	16,624
12650 Ingenuity Drive	12,519	3,520	397	13,330	1,517	18,764	—	18,764	(204)	18,560
Crest Ridge Corporate Center I	—	4,624	335	16,024	3,174	24,157	—	24,157	(225)	23,932
West Point Trade Center	—	5,844	2,925	16,067	368	25,204	—	25,204	—	25,204
Miramar I	—	3,347	1,000	7,607	717	12,671	—	12,671	—	12,671
Miramar II	—	4,477	1,142	13,110	827	19,556	—	19,556	—	19,556

	$212,425	$140,893	$46,452	$464,470	$26,944	$678,759	$1,532	$680,291	$(31,558)	$639,573

(1)	Included is an impairment of $9,160,000 at December 31, 2009 due to property vacancy associated with the current challenging economic environment.

Investments in real estate (in thousands):

	December 31,
	2009(1)	2008	2007
Balance, beginning of the year	$501,539	$317,038	$74,035
Acquisitions	178,282	184,214	242,711
Improvements	470	287	292

Balance, end of the year	$680,291	$501,539	$317,038

(1)

This balance agrees to the total cost of our investments in real estate as presented in the Schedule III table above. Our net investment in real estate is inclusive of our revised cost basis in Kings Mountain III of $15,300 which includes the effect of the impairment charge of $9,160,000.

Accumulated depreciation related to investments in real estate (in thousands):

	December 31,
	2009	2008	2007
Balance, beginning of year	$(16,712)	$(7,233)	$(3,385)
Additions	(14,846)	(9,479)	(3,848)

Balance, end of the year	$(31,558)	$(16,712)	$(7,233)

The aggregate gross cost of our investments in real estate for U.S. Federal income tax purposes approximated $777,449,000, $556,945,000, $357,000,000 as of December 31, 2009, 2008 and 2007.

Report of Independent Registered Public Accounting Firm

The Members

Duke/Hulfish, LLC:

We have audited the accompanying consolidated balance sheets of Duke/Hulfish, LLC and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, members’ equity, and cash flows for the year ended December 31, 2009 and period from April 29, 2008 (inception) through December 31, 2008. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke/Hulfish, LLC and subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for the year ended December 31, 2009 and period from April 29, 2008 (inception) through December 31, 2008 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in the Notes 2 (d) and 3 to the consolidated financial statements, the Company adopted the provisions of FASB Statement of Financial Accounting Standards No. 141 (R), Business Combinations, included in ASC Topic 805, Business Combinations, as of January 1, 2009.

/s/ KPMG LLP

Indianapolis, Indiana

March 19, 2010

DUKE/HULFISH, LLC AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2009 and 2008

	2009	2008
Assets
Land and land improvements	$68,462,328	52,498,094
Buildings	236,469,087	180,031,798
Tenant improvements	47,280,865	27,964,801

	352,212,280	260,494,693
Accumulated depreciation	(12,466,048)	(2,151,080)

Net investment property	339,746,232	258,343,613
Cash and cash equivalents	4,821,323	3,811,077
Accounts receivable	1,904,649	90,932
Accrued straight line rent	3,735,651	516,726
Loan acquisition costs, net of accumulated amortization of $248,371 and $42,231, respectively	828,015	1,034,655
Intangible lease assets, net of amortization of $2,931,382 and $512,502, respectively	30,340,257	20,110,825
Prepaid insurance and other assets	348,418	2,752,303

	$381,724,545	286,660,131

Liabilities and Members’ Equity
Promissory notes payable	$150,000,000	150,000,000
Accounts payable	45,641	60,365
Accrued real estate taxes	2,245,203	551,990
Accrued interest	697,500	461,280
Other accrued expenses	480,921	160,924
Prepaid rent	634,676	238,448
Other liabilities	190,651	1,060,100

Total liabilities	154,294,592	152,533,107
Members’ equity	227,429,953	134,127,024

	$381,724,545	286,660,131

See accompanying notes to consolidated financial statements.

DUKE/HULFISH, LLC AND SUBSIDIARIES

Consolidated Statements of Operations

Year ended December 31, 2009 and

period from April 29, 2008 (inception) through December 31, 2008

	2009	2008
Revenues:
Rental income	$26,086,746	4,789,154
Straight line rental income	3,218,925	516,726

	29,305,671	5,305,880

Operating expenses
Rental expenses	1,897,063	175,180
Property management fees	550,356	108,619
Real estate taxes	2,930,322	371,499
Interest expense	8,576,140	1,612,091
Depreciation and amortization	12,714,850	2,663,582

	26,668,731	4,930,971

Earnings from rental operations	2,636,940	374,909
General and administrative expenses	596,344	99,734

Operating income	2,040,596	275,175
Interest income	2,781	821

Net income	$2,043,377	275,996

See accompanying notes to consolidated financial statements.

DUKE/HULFISH, LLC AND SUBSIDIARIES

Consolidated Statements of Members’ Equity

Year ended December 31, 2009 and

period from April 29, 2008 (inception) through December 31, 2008

	CBRE Operating Partnership L.P.	Duke Realty Limited Partnership	Total
Members’ equity—April 29, 2008 (inception)	$—	—	—

Capital contributions	107,080,823	279,039,150	386,119,973
Capital distributions	—	(252,268,945)	(252,268,945)
Net income	275,996	—	275,996

Members’ equity—December 31, 2008	107,356,819	26,770,205	134,127,024

Capital contributions	82,657,642	77,993,744	160,651,386
Capital distributions	(9,650,000)	(59,741,834)	(69,391,834)
Net income	1,817,196	226,181	2,043,377

Members’ equity—December 31, 2009	$182,181,657	45,248,296	227,429,953

See accompanying notes to consolidated financial statements.

DUKE/HULFISH, LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Year ended December 31, 2009 and

period from April 29, 2008 (inception) through December 31, 2008

	2009	2008
Cash flows from operating activities:
Net income	$2,043,377	275,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,733,848	2,663,582
Amortization of loan acquisition costs	206,140	42,231
Straight-line rent adjustment	(3,218,925)	(516,726)
Accounts receivable	(2,401,954)	(90,932)
Prepaid insurance and other assets	2,403,455	(2,752,303)
Accounts payable, accrued expenses and other liabilities	(709,849)	(51,728)
Accrued real estate taxes	1,170,931	(39,463)
Accrued interest	236,220	461,280
Prepaid rent	396,228	(115,852)

Net cash provided by (used in) operating activities	12,859,471	(123,915)

Cash flows from investing activities:
Acquisition of real estate	(31,399,287)	—

Net cash used in investing activities	(31,399,287)	—

Cash flows from financing activities:
Loan acquisition costs	—	(1,076,886)
Proceeds from promissory notes	—	150,000,000
Contributions from members	88,941,896	107,280,823
Distributions to members	(69,391,834)	(252,268,945)

Net cash provided by financing activities	19,550,062	3,934,992

Net increase in cash and cash equivalents	1,010,246	3,811,077
Cash and cash equivalents at beginning of period	3,811,077	—

Cash and cash equivalents at end of period	$4,821,323	3,811,077

Supplemental cash flow disclosure:
Cash paid for interest	$8,133,780	1,108,580
Supplemental disclosure of noncash investing activities:
Contribution of properties by Duke Realty Limited Partnership	$71,709,490	278,839,150

See accompanying notes to consolidated financial statements.

DUKE/HULFISH, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(1) The Company

Duke/Hulfish, LLC (Company) was formed on April 29, 2008 (inception) by Duke Realty Limited Partnership (DRLP) and CBRE Operating Partnership, L.P. (CBOP), (collectively, the Members), to own and manage commercial real estate properties. DRLP’s and CBOP’s percentage membership interests in the Company are 20% and 80%, respectively. The term of the Company extends through December 31, 2033 unless the Company is dissolved earlier pursuant to other conditions as defined in the Company’s operating agreement (the Agreement).

On May 5, 2008 the Members entered into a Contribution Agreement with the Company whereas DRLP would contribute properties based on an agreed value to the Company in exchange for cash and a 20% membership interest in the Company. CBOP would contribute cash to the Company in exchange for an 80% membership interest in the Company.

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

On December 10, 2008, DRLP contributed two real estate properties with a combined agreed value of $96,652,822 including prorations. In connection with the indebtedness discussed in note 5, in order for CBOP to maintain an 80% interest in the Company, CBOP made a net cash contribution of $39,014,671 to the Company, which was net of a distribution of 80% of the $47,767,229 net financing proceeds received. A cash distribution of $77,345,710 was made to DRLP in order for DRLP to maintain a 20% interest in the Company. In connection with the indebtedness discussed in note 5, a distribution of $9,553,446, representing 20% of the $47,767,229 net financing proceeds received, was made to DRLP.

On May 13, 2009, the Company acquired two real estate properties from an affiliate of DRLP with a combined agreed value of $31,399,287 including prorations. Cash contributions of $25,137,018 and $6,284,254, were made by CBOP and DRLP, respectively, to the Company.

On May 13, 2009, DRLP contributed one real estate property with an agreed value of $8,841,567 including prorations. A cash contribution of $7,078,496 was made by CBOP to the Company. A cash distribution of $7,071,943 was made to DRLP in order for CBOP to maintain an 80% interest in the Company.

On October 15, 2009, DRLP contributed one real estate property with an agreed value of $17,999,457 including prorations. A cash contribution of $14,404,125 was made by CBOP to the Company. A cash distribution of $14,398,426 was made to DRLP in order for CBOP to maintain an 80% interest in the Company.

On December 7, 2009, DRLP contributed one real estate property with an agreed value of $45,032,928 including prorations. A cash contribution of $36,038,003 was made by CBOP to the Company. A cash distribution of $35,858,965 was made to DRLP in order for CBOP to maintain an 80% interest in the Company.

In connection with the contribution of the properties contributed in 2008, the Company incurred third party costs including legal fees of approximately $300,000, which were capitalized into buildings in the accompanying 2008 consolidated balance sheet.

At December 31, 2009, the Company’s portfolio consists of 12 single tenant industrial and office properties located in nine markets (Columbus, Indianapolis, Nashville, Orlando, Jacksonville, Tampa, Houston, Dallas and Phoenix) comprising approximately 6.6 million square feet. The 12 properties are 100% leased as of December 31, 2009.

DUKE/HULFISH, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(2) Summary of Significant Accounting Policies

(a) Financial Accounting Standards Board (FASB) Codification

During 2009, the Company adopted the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), which reorganized all existing authoritative pronouncements from the various U.S. accounting standard setters into one comprehensive body of literature. The codification has no effect on any of the Company’s accounting policies.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, DH Franklin, LLC, DH Anson, LLC, DH Jacksonville, LLC, DH Plainfield, LLC, DH Wilmer, LLC, DH Buckeye, LLC, DH West Jefferson, LLC, DH Katy, LLC, DH Orlando, LLC, DH Tampa LLC, DH Northpoint III, LLC and DH Goodyear, LLC. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(c) Reclassifications

Certain amounts in the accompanying consolidated financial statements for 2008 have been reclassified to conform to the 2009 consolidated financial statement presentation.

(d) Real Estate Investments

Rental real property, including land, land improvements, buildings and building improvements, and tenant improvements, are included in investment property and are generally stated at cost. Buildings and land improvements are depreciated on the straight-line method over their estimated life not to exceed 40 and 15 years, respectively, and tenant improvement costs are depreciated on the straight-line method over the term of the related lease.

Cost Capitalization: Direct and certain indirect costs clearly associated with and incremental to the development, construction, leasing or expansion of real estate investments are capitalized as a cost of the property. In addition, all leasing commissions paid to third parties for new leases or lease renewals are capitalized and amortized over the life of the related leases.

Impairment of Real Estate: Real estate investments are individually evaluated for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If such an evaluation is considered necessary, the Company compares the carrying amount of that real estate investment with the expected undiscounted cash flows that are directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of that real estate investment. The Company’s estimate of the expected future cash flows used in testing for impairment is based on, among other things, estimates regarding future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of the real estate investments at the end of the anticipated holding period and the length of the anticipated holding period and is, therefore, subjective by nature. These assumptions could differ materially from actual results. If the Company’s strategy changes or if market conditions otherwise dictate a reduction in the holding period and an earlier sale date, an impairment loss could be recognized and such loss could be material. To the extent the carrying amount of a real estate investment exceeds the associated estimate of undiscounted cash flows, an impairment loss is recorded to reduce the carrying value of the asset to its fair value.

The determination of the fair value of real estate investments is also highly subjective, especially in markets where there is a lack of recent comparable transactions. The Company primarily utilizes the income approach to estimate the fair value, when necessary, of the income producing properties. To the extent that the assumptions used in testing long-lived assets for impairment differ from those of a marketplace participant, the assumptions are modified in order to estimate the fair value of a property when an impairment charge is measured. In addition to determining future cash flows, which make the estimation of a property’s undiscounted cash flows highly subjective, the selection of the discount rate and exit capitalization rate used in applying the income approach is also highly subjective.

Acquisition of Real Estate Property and Related Assets: On January 1, 2009, the Company adopted the new accounting standard (FASB ASC 805) on purchase accounting, which requires acquisition related costs to be expensed immediately as period costs. These costs were immaterial to the accompanying 2009 financial statements.

DUKE/HULFISH, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

The Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (buildings, tenant improvements and land) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions, and costs to execute similar leases. The purchase price of real estate assets is also allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships.

¡

The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using an interest rate which reflects the risks associated with the lease) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the amounts that would be paid using current fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in intangible lease asset in the consolidated balance sheet and are amortized to rental income over the remaining terms of the respective leases.

¡

The total amount of intangible assets is further allocated to in-place lease values, based upon management’s assessment of their respective values. These intangible assets are included in intangible lease asset in the consolidated balance sheet and are amortized to depreciation and amortization over the remaining term of the existing lease.

(e) Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents.

(f) Valuation of Receivables

The Company reserves the entire receivable balance, including straight-line rent, of any tenant with an amount outstanding over 90 days. Straight-line rent receivables for any tenant with long-term risk, regardless of the status of rent receivables, are reviewed and reserved as necessary.

(g) Deferred Costs

Costs incurred in connection with obtaining financing are amortized to interest expense on the straight-line method, which approximates the interest method, over the term of the related loan. All direct and indirect costs, including estimated internal costs, associated with the leasing of real estate investments owned by the Company are capitalized and amortized over the term of the related lease. The Company includes lease incentive costs, which are payments made on behalf of a tenant to sign a lease, in intangible lease asset and amortizes them on a straight-line basis over the respective lease terms as a reduction of rental revenues. The Company includes as lease incentives amounts funded to construct tenant improvements owned by the tenant. Unamortized costs are charged to expense upon the early termination of the lease.

(h) Revenues

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

The Company records lease termination fees when a tenant has executed a definitive termination agreement with the Company and the payment of the termination fee is not subject to any material conditions that must be met or waived before the fee is due to the Company.

DUKE/HULFISH, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(i) Income Taxes

For Federal and state income tax purposes, the Company is treated as a limited liability company and the allocated share of income or loss for the year is included in the income tax returns of the members; accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements.

The Company accounts for uncertain tax positions in accordance with FASB ASC 740-10 (Interpretation 48) which prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FASB ASC 740-10 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods and disclosures for uncertain tax positions. The tax years from April 29, 2008 (inception)-2009 remain open to examination by the taxing jurisdictions to which the Company is subject.

(j) Fair Value Measurements

On January 1, 2009, the Company adopted a new accounting standard that establishes a framework for measuring fair value of non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis but only in certain circumstances, such as a business combination.

Assets and liabilities recorded at fair value on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

¡	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities to which we have access.

¡

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals.

¡	Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The fair value approximates the carrying value for all financial instruments except for indebtedness which is discussed in note 5.

(k) Use of Estimates

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

DUKE/HULFISH, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(3) Property Contributions and Acquisitions

During 2009 and 2008, DRLP contributed 3 and 7 real estate properties, respectively, to the Company. In addition, during 2009, the Company acquired 2 real estate properties from an affiliate of DRLP. The 2009 contributions and acquisitions were financed through cash contributions and the 2008 contributions were financed through cash contributions and debt borrowings. The assets contributed and acquired were recorded at their agreed upon value at the date of contribution or acquisition, as summarized below:

	2009	2008
Land and land improvements	$15,963,234	52,498,094
Building	56,439,864	180,031,798
Tenant improvements	19,317,064	27,964,801
Intangible lease asset	12,648,312	20,623,327

Total assets acquired	104,368,474	281,118,020
Net working capital assumed	(1,259,697)	(2,278,869)

Purchase price, net of assumed working capital	$103,108,777	278,839,151

The allocation to tangible assets (buildings, tenant improvements and land and land improvements) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions, and costs to execute similar leases. The Company’s valuation estimates primarily relied upon Level 3 inputs, as previously defined.

The total amount of intangible assets is allocated to in-place lease values based upon management’s assessment of their respective values. The Company’s valuation estimates primarily relied upon Level 3 inputs, as previously defined. In-place lease intangible assets are amortized over the remaining life of the related leases which is approximately 9 years. Amortization expense for in-place lease intangible assets was $2,399,882 and $512,502 for the year ended December 31, 2009 and period from April 29, 2008 (inception) through December 31, 2008, respectively. Estimated amortization expense for the next five years and thereafter is as follows:

Year:
2010	$3,245,247
2011	3,245,247
2012	3,245,247
2013	3,245,247
2014	3,245,247
Thereafter	13,397,136

$29,623,371

The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using an interest rate which reflects the risks associated with the lease) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the amounts that would be paid using current fair market rates over the remaining term of the lease. The Company’s valuation estimates primarily relied upon Level 3 inputs, as previously defined. Above market lease intangibles are amortized over the remaining life of the related leases, which is approximately 16 years. Amortization expense of $18,998 is included as a reduction to rental income in the accompanying 2009 statement of operations. Estimated amortization expense for the next five years and thereafter is as follows:

Year:
2010	$35,678
2011	46,360
2012	46,360
2013	46,360
2014	46,360
Thereafter	495,768

$716,886

DUKE/HULFISH, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

The results of operations for the acquired properties have been included in operating income in the accompanying consolidated statements of operations since the date of contribution or acquisition.

(4) Related Party Transactions

The following summarizes the significant arrangements with entities affiliated with DRLP that provide services to the Company:

¡

Management, accounting and other professional services are provided for a fee equal to the greater of (1) 2% of the base rent under each lease or (2) the amount of property management fees recoverable from a tenant as additional rent under its lease, as defined. These fees amounted to $550,356 and $108,619 for the year ended December 31, 2009 and period from April 29, 2008 (inception) through December 31, 2008, respectively and are included in property management fees in the accompanying statements of operations.

¡

Maintenance services are provided for a fee based on established hourly rates, which amounted to $151,979 and $3,142 for the year ended December 31, 2009 and period from April 29, 2008 (inception) through December 31, 2008, respectively, and are included in rental expenses in the accompanying statements of operations.

¡

Administration is provided for an administration fee equal to fifteen basis points (0.15%) per annum of the stated value of the properties owned by the Company or its subsidiaries. These fees amounted to $479,844 and $98,548 for the year ended December 31, 2009 and period from April 29, 2008 (inception) through December 31, 2008, respectively, and are included in general and administrative expenses in the accompanying statements of operations.

¡

Pursuant to the management agreement, DRLP obtains insurance on behalf of the Company. Amounts incurred for insurance premiums were $502,011 and $85,499 for the year ended December 31, 2009 and for the period from April 29, 2008 (inception) through December 31, 2008, respectively.

A payable of $272,162 and $160,924 for operating expenses and administration fees due to DRLP or its affiliates is included in other accrued expenses in the accompanying consolidated balance sheets as of December 31, 2009 and 2008, respectively.

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

The Company is in compliance with the terms of the promissory notes at December 31, 2009 and 2008.

The Company has estimated the fair value of the promissory notes to be approximately $147,800,000 and $136,000,000 at December 31, 2009 and 2008, respectively. The estimated fair value has been determined by the Company using available market information and a discounted cash flow methodology using an interest rate of 6.00% and 7.88% at December 31, 2009 and 2008, respectively. Considerable judgment is however required in interpreting market data to develop the estimates of fair value. The current market rate the Company utilized was internally estimated; therefore, the Company concluded its determination of the fair value of its fixed rate secured debt was primarily based upon Level 3 inputs (as described in note 2). The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the liability. The use of different assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

DUKE/HULFISH, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

(6) Leasing Activity

The Company leases its operating properties to tenants under agreements that are classified as operating leases. At December 31, 2009, future minimum receipts from tenants on leases for each of the next five years, and thereafter are as follows:

Year:
2010	$30,211,620
2011	30,667,328
2012	31,008,234
2013	31,583,649
2014	32,841,937
Thereafter	142,307,509

$298,620,277

In addition to minimum rents, certain leases require reimbursements of specified operating expenses, which amounted to $4,525,455 and $722,632 for the year ended December 31, 2009 and period from April 29, 2008 (inception) through December 31, 2008, respectively.

Two tenants occupy 55% of the Company’s 6.6 million total square feet in five industrial buildings. These two tenants account for approximately 46% of future minimum receipts.

(7) Members’ Equity

Operating Distributions

The Company pays operating distributions to its members in accordance with the appropriate provisions of the Agreement dated May 5, 2008. The Agreement provides the Members a first tier return equal to 6.25% per annum of the Members’ Unrecovered Capital, as defined, which shall be paid quarterly to the extent cash is available. CBOP has priority over DRLP for payment of first tier returns. To the extent any first tier return is not paid, it shall accumulate and compound with interest on the unpaid amount at the first tier rate.

If the first tier return is paid, then available cash shall be paid pro rata to the Members until the Members have received a return of their Unrecovered Capital. Once the Members have received a return of their Unrecovered Capital, then the balance is distributed to the Members in accordance with their membership interests (80% to CBOP and 20% to DRLP).

The primary distinction between the Members is the distribution priority and voting rights. CBOP has priority on distributions and has greater voting rights than DRLP. However, all Major Decisions, as defined in the Agreement, require unanimous consent of all members of the Company’s executive committee.

In addition, the Agreement provides for distributions of Net Capital Transaction Proceeds, as defined. Proceeds from debt financing of $29,234,174 were distributed to DRLP during 2008 and are reflected as a reduction of DRLP’s equity at December 31, 2008.

Operating proceeds of $9,650,000 and $2,412,500 were distributed to CBOP and DRLP, respectively for the year ended December 31, 2009. No operating proceeds were distributed to the members for the period April 29, 2008 (inception) through December 31, 2008.

As of December 31, 2009 there were $237,694 and $55,947, of unpaid and accumulated first tier returns due to CBOP and DRLP, respectively.

As of December 31, 2008 there were $1,894,809 and $473,977, of unpaid and accumulated first tier returns due to CBOP and DRLP, respectively.

DUKE/HULFISH, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009 and 2008

Liquidation Distributions

Net income is allocated to the partners based on how proceeds would be allocated in connection with a hypothetical liquidation of the Company at book value. Proceeds would first be allocated to the Members in proportion to their Unrecovered Capital balances which is 80% and 20% to CBOP and DRLP, respectively. Excess proceeds would then be allocated to CBOP until those distributions equal CBOP’s cumulative First Tier Return (6.25%) from the inception of the Company to the date of such distribution; then to DRLP until the distributions equal DRLP’s cumulative First Tier Return (6.25%) from the inception of the Company to the date of such distribution; then to the Members in accordance with their percentage membership interests until the cumulative distributions received by CBOP equal an amount needed to attain a 10% internal rate of return for CBOP. The balance would then be allocated 25% to DRLP and 75% to CBOP, pro rata according to their respective percentage membership interests.

Schedule III—Properties and Accumulated Depreciation

For the Year ended December 31, 2009 (In Thousands)

	Encumbrances, Net	Initial Cost to the real estate entity that acquired properties					Improvement subsequent to Purchase Date	Total Cost	Accumulated Depreciation and Amortization
		Land	Site Improvements	Building and Improvements	Tenant Improvements	Acquisition Value
Buckeye Logistics Center	$20,000	$3,850	$3,575	$25,108	$6,651	$39,184	$—	$39,184	$(2,379)
Allpoints at Anson Bldg. 1	17,000	1,381	4,228	20,029	5,618	31,256	—	31,256	(1,692)
12200 President’s Court	21,600	6,064	5,985	21,836	776	34,661	—	34,661	(1,279)
201 Sunridge Blvd.	19,400	5,310	2,304	21,136	934	29,684	(10)	29,674	(970)
Aspen Corporate Center 500	21,200	2,889	2,876	21,223	7,089	34,077	—	34,077	(1,782)
125 Enterprise Parkway	26,800	1,915	2,053	36,909	3,008	43,885	—	43,885	(1,416)
Allpoints Midwest Bldg. 1	24,000	3,370	6,720	33,769	3,889	47,748	—	47,748	(1,760)
Celebration Office Bldg	—	1,470	1,659	9,138	3,028	15,295	—	15,295	(485)
1400 Ravello Drive	—	1,645	404	7,540	3,182	12,771	—	12,771	(331)
Fairfield Distribution IX	—	443	1,438	4,414	875	7,170	—	7,170	(162)
Northpoint III	—	809	1,213	11,147	3,255	16,424	7	16,431	(131)
Goodyear Crossing II	—	2,940	3,920	24,223	8,977	40,060	—	40,060	(79)

	$150,000	$32,086	$36,375	$236,472	$47,282	$352,215	$(3)	$352,212	$(12,466)

Investments in real estate (in thousands):

Balance, beginning of the year	$260,495
Acquisitions	91,720
Improvements	(3)

Balance, end of the year	$352,212

Accumulated depreciation related to investment in real estate (in thousands):

Balance, beginning of the year	$(2,151)
Additions	(10,315)

Balance, end of the year	$(12,466)

See accompanying Report of Independent Registered Public Accounting Firm

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

Los Angeles, California

March 24, 2008

CB Richard Ellis Strategic Partners Asia II, L.P. and

CB Richard Ellis Strategic Partners Asia II-A, L.P.

Combined Statements of Assets, Liabilities and Partners’ Capital

(Dollar Amounts in Thousands)

	December 31
	2009	2008	2007
	(Unaudited)
ASSETS
Investments in Real Estate Related Assets at Estimated Fair Value (Cost of $314,868 (unaudited), $307,189 and $98,995 at December 31, 2009, 2008 and 2007, respectively)	$332,712	$306,700	$108,376
Purchase Deposit (Note 4 and Note 7)	—	3,702	—
Cash and Cash Equivalents (Note 2)	2,809	4,163	2,858
Restricted Cash (Note 2 and Note 10)	6,342	2,212	2,280
Deferred Loan Fees, Net of Amortization (Note 2)	1,235	1,741	1,187
Prepaid Interest	—	248	1,135
Other Assets (Note 11)	838	415	50

	$343,936	$319,181	$115,886

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES
Mortgage and Mezzanine Loans (Note 5)	$68,686	$95,606	$57,389
Note Payable to Banks Under Line of Credit (Note 5)	102,716	230,016	44,969
Fees Payable to Related Parties (Note 6)	1,544	2,228	1,905
Accrued Foreign Taxes on Unrealized Appreciation of Investments in Real Estate Related Assets (Note 2)	—	2,450	1,858
Unrealized Loss on Forward Purchase Contracts (Note 7)	6,561	14,453	—
Unrealized Loss on Foreign Currency Contract at Fair Value (Note 9)	1,616	—	—
Other Liabilities (Note 11)	788	1,836	157

	$181,911	$346,589	$106,278

COMMITMENTS
PARTNERS’ CAPITAL	162,025	(27,408)	9,608

	$343,936	$319,181	$115,886

See accompanying notes to combined financial statements.

CB Richard Ellis Strategic Partners Asia II, L.P. and

CB Richard Ellis Strategic Partners Asia II-A, L.P.

Combined Schedule of Real Estate Related Assets

(Dollar Amounts in Thousands)

		December 31, 2009			December 31, 2008			December 31, 2007
			(Unaudited)
Ownership Interest	Description	Cost	Fair Value	% of Total Real Estate Related Assets	Cost	Fair Value	% of Total Real Estate Related Assets	Cost	Fair Value	% of Total Real Estate Related Assets
Investments in Real Estate:

99.99%	Retail/Residential Tokyo, Japan	$44,628	$37,644	11.2%	$45,500	$50,928	16.5%	$36,039	$45,420	41.9%

99.94%	Retail Tokyo, Japan	55,724	36,031	10.7%	52,120	58,940	19.1%	40,218	40,218	37.1%

100.00%	Residential Beijing, China	69,613	78,032	23.2%	65,206	65,206	21.2%	—	—	0.0%

		$169,965	$151,707	45.1%	$162,826	$175,074	56.8%	$76,257	$85,638	79.0%

Joint Venture Investments in Real Estate:

25.00%	Mixed-use Tianjin, China	$25,692	$66,718	19.8%	$25,072	$31,423	10.2%	$22,738	$22,738	21.0%

52.00%	Mixed-use Shanghai, China	36,169	36,610	10.9%	36,162	30,315	9.8%	—	—	0.0%

25.00%	Residential Tianjin, China	45,323	36,660	10.9%	44,564	37,755	12.3%	—	—	0.0%

49.00%	Residential Suzhou, China	41,405	44,703	13.3%	39,925	33,493	10.9%	—	—	0.0%

		$148,589	$184,691	54.9%	$145,723	$132,986	43.2%	$98,995	$108,376	21.0%

		$318,554	$336,398	100.0%	$308,549	$308,060	100.0%	$98,995	$108,376	100.0%

Investment Companies Guide Adjustments (1)		$(3,686)	$(3,686)	—	(1,360)	(1,360)	—	—	—	—

Total Investments in Real Estate Related Assets		$314,868	$332,712	100.0%	$307,189	$306,700	100.0%	$98,995	$108,376	100.0%

(1)	The Investment Companies Guide requires other assets and liabilities of the Investments in Real Estate to be classified under Investments in Real Estate Related Assets.

See accompanying notes to combined financial statements.

CB Richard Ellis Strategic Partners Asia II, L.P. and

CB Richard Ellis Strategic Partners Asia II-A, L.P.

Combined Statements of Operations

(Dollar Amounts in Thousands)

	Years Ended December 31		For the Period July 9, 2007 (Inception) through December 31, 2007
	2009	2008
	(Unaudited)
Income from Real Estate Operations	$1,420	$1,387	$208
Other Revenue	—	40	—

EXPENSES
Investment Management Fees (Note 6)	5,165	5,334	1,012
Interest Expense	5,205	2,187	177
Organizational Costs (Note 1)	—	—	1,000
Loan Amortization Fees & Other Loan Fees	1,378	784	—
Other Expenses	932	1,228	204

	12,680	9,533	2,393

INVESTMENT LOSS	(11,260)	(8,106)	(2,185)
Unrealized Appreciation (Depreciation) of Investments in Real Estate Related Assets	18,333	(9,870)	9,381
Reversal (Accrual) of Foreign Taxes on Unrealized Appreciation of Investments in Real Estate Related Assets	2,450	(592)	(1,858)
Unrealized and Realized Gain (Loss) on Forward Purchase Contracts (Note 7)	4,134	(20,962)	—
Unrealized Loss on Foreign Currency Contract at Fair Value (Note 9)	(1,616)	—	—
Unrealized Foreign Currency Translation Gain	2,505	1,814	1,028

Unrealized and Realized Appreciation (Depreciation)	25,806	(29,610)	8,551

NET INCREASE (DECREASE) IN PARTNERS’ CAPITAL RESULTING FROM OPERATIONS	$14,546	$(37,716)	$6,366

See accompanying notes to combined financial statements.

CB Richard Ellis Strategic Partners Asia II, L.P. and

CB Richard Ellis Strategic Partners Asia II-A, L.P.

Combined Statements of Partners’ Capital

(Dollar Amounts in Thousands)

PARTNERS	Total Capital Commitment	For the Period July 9, 2007 (Inception) through December 2007				Year Ended December 2008				(Unaudited) Year Ended December 2009
		Contri- butions from Partners	Net Investment Loss	Unrealized Appreciation	Capital at December 31	Contri- butions from Partners	Net Investment Loss	Unrealized Depreciation	Capital at December 31	Contri- butions from Partners	Net Investment Loss	Net Realized and Unrealized Appreciation	Capital at December 31
LIMITED PARTNERS	$394,203	$3,242	$(2,185)	$8,551	$9,608	$700	$(8,106)	$(29,610)	$(27,408)	$174,887	$(11,260)	$25,806	$162,025
GENERAL PARTNER	—	—	—	—	—	—	—	—	—	—	—	—	—

	$394,203	$3,242	(2,185)	$8,551	$9,608	$700	$(8,106)	$(29,610)	$(27,408)	$174,887	$(11,260)	$25,806	$162,025

See accompanying notes to combined financial statements.

CB Richard Ellis Strategic Partners Asia II, L.P. and

CB Richard Ellis Strategic Partners Asia II-A, L.P.

Combined Statements of Cash Flows

(Dollar Amounts in Thousands)

	Years Ended December 31		For the Period July 9, 2007 (Inception) through December 31, 2007
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Increase (Decrease) in Partners’ Capital Resulting from Operations	$14,546	$(37,716)	$6,366
Adjustments to Reconcile to Net Cash Flows Used in Operating Activities:
Unrealized (Appreciation) Depreciation of Investments in Real Estate Related Assets	(18,333)	9,870	(9,381)
(Reversal) Accrual of Foreign Taxes on Unrealized Appreciation of Investments in Real Estate Related Assets	(2,450)	592	1,858
Unrealized and Realized (Gain) Loss on Forward Purchase Contracts	(4,134)	20,962	—
Unrealized Loss on Foreign Currency Contract at Fair Value	1,616	—	—
Unrealized Foreign Currency Translation Gain	(2,505)	(1,814)	(1,028)
Amortization of Deferred Loan Fees	556	990	31
Increase in Investments in Real Estate Related Assets	(32,094)	(168,315)	(41,295)
(Increase) Decrease in Restricted Cash	(4,130)	68	(2,280)
Increase in Purchase Deposit	(56)	(10,211)	—
Decrease (Increase) in Prepaid Interest	248	887	(1,135)
Increase in Other Assets	(423)	(365)	(50)
(Decrease) Increase in Fees Payable to Related Parties	(684)	323	1,905
(Decrease) Increase in Other Liabilities	(1,048)	1,679	157

Net Cash Flows Used in Operating Activities	(48,891)	(183,050)	(44,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Line of Credit	44,353	185,047	44,969
Repayments Under Line of Credit	(171,653)	—	—
Loan Fees Paid	(50)	(1,392)	(501)
Contributions from Partners	174,887	700	3,242

Net Cash Flows Provided by Financing Activities	47,537	184,355	47,710

Net (Decrease) Increase in Cash and Cash Equivalents	(1,354)	1,305	2,858
Net Cash and Cash Equivalents, Beginning of the Period	4,163	2,858	—

Net Cash and Cash Equivalents, End of the Period	$2,809	$4,163	$2,858

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Cash paid during the Period for interest including amounts capitalized	$8,205	$5,624	$399

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:
Mortgage and mezzanine loans assumed upon acquisition of investments in real estate	$—	$—	$57,389
Deferred loan fees recorded related to assumed loans	$—	$868	$717

See accompanying notes to combined financial statements.

CB Richard Ellis Strategic Partners Asia II, L.P. and

CB Richard Ellis Strategic Partners Asia II-A, L.P.

Notes to Combined Financial Statements

December 31, 2009 (unaudited), 2008 and 2007

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

The final closing of the Partnership occurred on January 31, 2008 (Final Closing). As of January 31, 2008, committed capital totaled $394,202,500. Two years from the Final Closing (the Commitment Period), the limited partners of the Partnership (Limited Partners) will be released from any further obligation with respect to unfunded committed capital, except for certain instances as described in the Partnership Agreement. Please refer to Note 12 for the extension of the commitment period.

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

In accordance with the terms of the Partnership Agreement, net income and distributions of distributable cash, as defined, shall generally be allocated pro rata (based on capital committed by the partners), until the sum of such amounts equals the capital contributed plus a 10% cumulative preferred return compounded annually; then 80%, allocated pro rata, to the Limited Partners, which includes CBRE SPA II Co-Investment, LLC (the Co-Investment Limited Partner), and 20% to the Co-Investment Limited Partner until the sum of such amounts allocated to the Limited Partners excluding the Co-Investment Limited Partner equals a 13% preferred return compounded annually; then 50% to the Limited Partners, allocated pro rata, and 50% to the Co-Investment Limited Partner until the cumulative amount distributed to the Co-Investment Limited Partner in excess of capital contributed by the Co-Investment Limited Partner plus a 10% return equals 20% of the distributed profits of the Partnership in excess of a 10% return; thereafter 80% to the Limited Partners and 20% to the Co-Investment Limited Partner.

(2) Summary of Significant Accounting Policies

In 2009, the Partnership adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The ASC is the single source of authoritative, nongovernmental generally accepted accounting principles. The adoption of the ASC did not have any impact on the combined financial statements included herein.

a. Combination

The combined financial statements include the financial statements of CB Richard Ellis Strategic Partners Asia II, L.P. and CB Richard Ellis Strategic Partners Asia II-A, L.P. All significant inter-company transactions and balances have been eliminated.

Although the Partnership does not use the consolidation method of accounting, it does look through its direct and indirect subsidiaries (which are 99.94 % to 99.999% owned) that were formed to invest in real estate. Accordingly, the accounts related to assets and liabilities that are effectively wholly-owned by the Partnership are treated for financial reporting purposes as accounts of the Partnership.

CB Richard Ellis Strategic Partners Asia II, L.P. and

CB Richard Ellis Strategic Partners Asia II-A, L.P.

Notes to Combined Financial Statements—(Continued)

December 31, 2009 (unaudited), 2008 and 2007

b. Valuation of Investments

On January 1, 2008, the Partnership adopted a standard “Fair Value Measurements” issued by the Financial Accounting Standards Board (FASB). This standard provides guidance for measuring the fair value of assets and liabilities and clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability in an orderly transaction. The standard also establishes a fair value hierarchy, giving the highest priority to quoted market prices in active markets and the lowest priority to unobservable data.

The adoption of the fair value measurement standard had no effect on the valuation of the Partnership’s assets and liabilities that are carried at fair value except for investments in real estate under construction or incurring significant renovation. Prior to adoption of the standard, the Partnership’s policy was to consider the cost of investments in real estate under construction or incurring significant renovation to be an estimate of market value of such investments and market valuations were performed upon the completion of the construction activities. As of December 31, 2009 and 2008, these investments were carried at fair value based on an estimate of what a market participant would pay to acquire the Partnership’s interests and any resulting unrealized appreciation (depreciation) from inception or property acquisition, as applicable, through December 31, 2008 and for the year ended December 31, 2009, is included in the Combined Statements of Operations for the years then ended.

The fair value measurement standard established a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The hierarchy level assigned to each of the Partnership’s investments is based on the assessment of the transparency and reliability of the inputs used in the valuation of such investment at the measurement date. The three hierarchy levels are defined as follows:

a.	Level 1—Valuations based on unadjusted quoted market prices in active markets for identical assets. The Partnership has no Level 1 category investments as of December 31, 2009 and 2008.

b.

Level 2—Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The Partnership’s foreign currency contract is a Level 2 category financial instrument.

c.

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. The Level 3 category includes all of the Partnership’s investments in real estate related assets.

The Partnership’s valuation methodology for each investment in the Partnership as of December 31, 2009 is listed in the following table.

Valuation Methodology for Investments in Strategic Partners Asia II

Property	Location	Property Type	Development Stage	Investment Date	Valuation Methodology
Property 1	Tokyo, Japan	Retail/Residential	Stabilized	Nov-07	External Appraisal Income Approach

Property 2	Tokyo, Japan	Retail	Leasing-up	Nov-07	External Appraisal Income Approach

Joint Venture 1	Tianjin, China	Mixed-use	Development	Nov-07	Contract Price

Joint Venture 2	Shanghai, China	Mixed-use	Stabilized	Mar-08	External Appraisal Income Approach

Joint Venture 3	Tianjin, China	Residential	Development	Mar-08	Replacement Cost Approach

Joint Venture 4	Suzhou, China	Residential	Development	Jul-08	Replacement Cost Approach

Property 3	Beijing, China	Residential	Development	Dec-08	Contract Price

CB Richard Ellis Strategic Partners Asia II, L.P. and

CB Richard Ellis Strategic Partners Asia II-A, L.P.

Notes to Combined Financial Statements—(Continued)

December 31, 2009 (unaudited), 2008 and 2007

The investments in Strategic Partners Asia II are based on the Level 3 valuation which adopted the following approaches:

¡

The income approach is generally based on a discounted cash flow analysis. Such an analysis for a real property includes projecting net cash flows from the property from a buyer’s perspective and computing the present value of the cash flows using a market discount rate. The holding period utilized in the analysis is typically ten years, consistent with how market participants often estimate values in connection with buying and selling commercial real estate. The cash flows include a projection of the net sales proceeds at the end of this holding period, computed using market reversionary capitalization rates and projected cash flows from the property for the year following the holding period.

¡

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

¡

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

Unaudited (Dollar Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Investments in Real Estate	$—	$—	$148,078	$148,078
Joint venture investments in Real Estate	—	—	184,634	184,634

Total	$—	$—	$332,712	$332,712

¡

The table below includes a roll forward of the amounts in the Combined Statements of Assets, Liabilities and Partners’ Capital (including the change in fair value) for Investments in Real Estate Related Assets classified by the Partnership within Level 3 of the fair value hierarchy.

Investments in Real Estate Related Assets (Dollar Amounts in Thousands)	2009	2008
	(Unaudited)
At January 1	$306,700	$108,376
Additions for the year	7,679	208,194
Unrealized Appreciation (Depreciation)	18,333	(9,870)

At December 31	$332,712	$306,700

Unrealized Appreciation (Depreciation) on Investments in Real Estate Related Assets
At January 1	$(489)	$9,381
Recognized in Combined Statements of Operations	18,333	(9,870)

At December 31	$17,844	$(489)

Note payable to banks under line of credit, mortgage and mezzanine loans are stated at the outstanding principal amounts. The Partnership has not elected the fair value option accounting standard.

Foreign currency contracts are stated at fair value, which is the amount at which the contracts could be settled. Changes in fair value are recognized in the Combined Statements of Operations as unrealized gain or loss.

Restricted cash consists primarily of restricted deposits held as compensating balances for certain borrowing arrangements for Property 1 and Property 2.

Cash and Cash Equivalents are stated at fair value, which is equivalent to cost, and consist of investments in a cash management account.

CB Richard Ellis Strategic Partners Asia II, L.P. and

CB Richard Ellis Strategic Partners Asia II-A, L.P.

Notes to Combined Financial Statements—(Continued)

December 31, 2009 (unaudited), 2008 and 2007

Other assets and liabilities are stated at cost, which approximates fair value, since these are the amounts at which they are expected to be realized or liquidated.

c. Investments in Real Estate Related Assets

Investments in real estate related assets comprise the Partnership’s net investments in real estate and real estate joint ventures. For non-joint venture properties, in addition to the real estate, the investment includes accounts receivable, prepayments and other assets and is net of accounts payable and other liabilities. Mortgage and mezzanine loans payable related to the non-joint venture properties are classified as liabilities by the Partnership.

Investments in real estate related assets are recognized on the Combined Statements of Assets, Liabilities, and Partners’ Capital as of the closing date of acquisition. Expenditures that extend the economic life or represent additional capital investments benefiting future periods, including tenant improvements and leasing commissions, are capitalized. Maintenance and repair expenses are charged to the Combined Statements of Operations as incurred. Interest is capitalized for the investments in real estate assets that are under development. As investments in real estate assets are carried at estimated fair value, no depreciation of costs, nor amortization of tenant improvements and leasing commissions are made.

d. Property Operations

As the Partnership does not use the consolidation method or the equity method of accounting for investments in joint ventures, operating income from investments in real estate joint ventures is recognized when received. The Partnership’s share of changes in the joint ventures’ net assets resulting from operating income or losses is reflected as unrealized appreciation or depreciation as applicable. Undistributed operating income of the joint ventures is considered by the Partnership in estimating fair value of the Partnership’s investments in real estate related joint ventures.

Operating income from real estate operations for non-joint venture properties is recognized on an accrual basis of accounting and consists of rental and other revenue from operations net of operating expenses. Consistent with presenting notes payable secured by non-joint venture properties as liabilities instead of netting against the investments in real estate, the related interest and amortization of deferred loan costs is presented separately in the Combined Statements of Operations instead of as a reduction of income from real estate operations.

Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements. Rental revenue is not accrued during periods of rent abatement, as the value of the future rental revenue is considered in connection with estimating the fair value of the investments in real estate. Expenses are recognized when incurred.

e. Loan Fees on Partnership Debt

Loan fees related to Partnership debt are capitalized and amortized over the life of the related debt on a straight-line basis, which approximates the effective interest method. Accumulated amortization of the loan fees related to the subscription line totaled $1,490,000 (unaudited), $562,000 and $31,000 as of December 31, 2009, 2008 and 2007, respectively. Accumulated amortization of the loan fees related to mortgage loans totaled $675,000 (unaudited) and $459,000 as of December 31, 2009 and 2008, respectively. There was no amortization of the loan fees in 2007.

f. Foreign Currency Exchange Translation

The financial statements related to investments in real estate related assets are denominated in the local currency of the market in which the real estate is located. The asset and liability accounts are translated to US Dollars using the exchange rates as of the end of the applicable reporting period and the accounts related to operations are translated using the average exchange rates on a monthly basis.

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

Notes to Combined Financial Statements—(Continued)

December 31, 2009 (unaudited), 2008 and 2007

g. Income Taxes

Under the laws of the Cayman Islands, the Partnership is not subject to income taxes. If the Partnership incurs foreign taxes, a provision is made for such taxes. This includes recording foreign taxes that would be paid if the Partnership’s investments in real estate were sold at estimated fair value.

The accrued liability for foreign taxes related to unrealized appreciation on investments in real estate assets was $2,450,000 and $1,858,000 as of December 31, 2008 and 2007, respectively and this amount was recorded as a liability in the Combined Statements of Assets, Liabilities and Partners’ Capital. The real estate assets recorded unrealized depreciation in value in 2009, and accordingly the accrued liability for foreign taxes of $2,450,000 (unaudited) has been reversed to the Combined Statements of Operations for the year ended December 31, 2009.

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

(3) Investments in Real Estate Related Assets

The Partnership’s investments in real estate related assets as of December 31, 2009 consist of equity investments in three wholly-owned or substantially wholly-owned properties and four joint ventures.

Two substantially wholly-owned and one of the joint venture equity investments were acquired during the period July 9, 2007 (inception) through December 31, 2007 from an affiliate of the General Partner. This affiliate acquired the investments in anticipation of the formation of the Partnership. The purchase prices paid by the Partnership to the affiliate were equal to the sum of (a) the affiliate’s original cost of the particular investment plus any additional contributions less any distributions received from the investment and (b) a 6% return on the affiliate’s investment in the joint venture and one of the properties, and a 2% return on the affiliate’s investment in the other property. The return on the affiliate’s investment totaled $1,545,000 through December 31, 2007. Property 3, a wholly-owned equity investment, closed on December 31, 2008. The handover of Property 3 was completed in 2009.

The Partnership entered into an agreement with an affiliate of the General Partner to manage a joint venture property. Total management fees paid to our affiliate amounted to $70,000 (unaudited) and $35,000 for the years ended December 31, 2009 and 2008, respectively.

(4) Purchase Deposit

The Partnership committed to three forward purchase contracts in 2008 and paid a deposit on one of them in the amount of $10,211,000. Given the decline in property markets, the Partnership wrote down the carrying value of the deposit by JPY 590 million or $6,509,000 to reflect the difference between the fair value of that investment as of December 31, 2008 and the contract purchase price. On November 5, 2009, the Partnership cancelled the transaction, and the purchase deposit was retained by the seller in accordance with the forward purchase contract terms on cancellation. Accordingly, the remaining purchase deposit amount of $3,758,000 (unaudited) was written off as of December 31, 2009.

(5) Debt

(a) Secured Line of Credit

As of December 31, 2008, the Partnership had a $300 million (2007: $150 million) secured revolving subscription line of credit facility. Advances under the credit facility can be drawn in either US Dollars or Japanese Yen. On June 26, 2009, the subscription line credit facility was reduced to a combined maximum borrowing capacity of $180 million. The outstanding balance must be further paid down to $100 million on June 25, 2010. The maturity date of the subscription line credit facility is June 25, 2010, which the Partnership has the option to extend to June 25, 2011.

CB Richard Ellis Strategic Partners Asia II, L.P. and

CB Richard Ellis Strategic Partners Asia II-A, L.P.

Notes to Combined Financial Statements—(Continued)

December 31, 2009 (unaudited), 2008 and 2007

Advances are secured by unfunded capital commitments of the Limited Partners.

Outstanding advances under the subscription line credit facility bear interest at 125 basis points over USD LIBOR for US Dollar borrowings and 125 basis points over Japanese LIBOR for Japanese Yen borrowings. Base Rate borrowings are also permitted, for a limited amount of time, in US Dollars at one of the US lender’s prime rate minus 115 basis points. The weighted average borrowing rate for US Dollar advances outstanding as of December 31, 2009, 2008 and 2007 were 2.96%, 4.20% and 4.93%, respectively, and 2.14%, 1.91% and 1.66%, respectively, for the Japanese Yen advances.

In addition, as of December 31, 2008, there was an outstanding letter of credit issued under the subscription line to secure a forward purchase contract in the amount of JPY 1.96 billion (approximately $21.6 million as of December 31, 2008) at a cost of 125 basis points per year. This letter of credit was terminated without cost in June 2009, pursuant to the successful termination of one of the forward purchase contracts by the Partnership.

(b) Mortgage and Mezzanine Loans

The Partnership has mortgage and mezzanine loans secured by its retail/residential property located in Japan. The outstanding loan amounts, which are denominated in Japanese Yen, totaled $19,168,000 (unaudited), $35,306,000 and $28,694,000 based on the exchange rate as of December 31, 2009, 2008 and 2007, respectively. Of this, $14,866,000 (unaudited), $24,273,000 and $19,727,000 consists of mortgage loans and $4,302,000 (unaudited), $11,033,000 and $8,967,000 consists of mezzanine loans as of December 31, 2009, 2008 and 2007, respectively. The fixed interest rate on the mortgage loan borrowings is 3.87% (2008 and 2007: range from 1.75% to 1.84%) and the fixed interest rate on the mezzanine loan borrowings is 5.67% (2008 and 2007: range from 4.66% to 4.75%). Interest on the loans are due monthly and principal is due at maturity on August 28, 2012.

The Partnership has a Japanese Yen denominated mortgage loan secured by its retail property located in Tokyo, Japan amounting to JPY 2.28 billion ($24,524,000) (unaudited) as of December 31, 2009, JPY 3.2 billion ($35,306,000) as of December 31, 2008, and JPY 3.2 billion ($28,695,000) as of December 31, 2007. The Partnership repaid JPY 920 million of the outstanding loan during 2009. This loan bears interest at 3.21% per annum (2008 and 2007: 3.21% per annum), is payable monthly, and principal is due at maturity on June 21, 2010.

The Partnership has a mortgage loan secured by its residential property located in Beijing, China obtained on December 30, 2008. The outstanding loan balance is RMB 170,633,000 ($24,994,000) (unaudited) and RMB 170,633,000 ($24,994,000) as of December 31, 2009 and 2008, respectively. This loan bears interest at 6.91% per annum, is payable quarterly and principal is due at maturity on December 30, 2013.

(c) Fair Value of Debt

(Unaudited)
Property Type/Location	Property	Outstanding Balance	Fair Value	Favorable/(Unfavorable) Value	Maturity
Retail/Residential	Property 1	$19,168	$19,130	$38	Aug-28-12
Tokyo, Japan

Retail	Property 2	24,524	24,379	145	Jun-21-10
Tokyo, Japan

Residential	Property 3	24,994	25,114	(120)	Dec-30-13
Beijing, China

Total Mortgage Loans		68,686	68,623	$63

Subscription Line	SPA II Fund	$102,716	$101,636	$1,080	Jun-25-10

The fair value of the outstanding mortgage loans for the properties is shown in the table above. At December 31, 2009, based on the borrowing rates available to the Partnership for loans with similar terms and maturities, the fair values of mortgage loans are lower than their carrying values by approximately $63,000 (unaudited), which is favorable for the Partnership.

CB Richard Ellis Strategic Partners Asia II, L.P. and

CB Richard Ellis Strategic Partners Asia II-A, L.P.

Notes to Combined Financial Statements—(Continued)

December 31, 2009 (unaudited), 2008 and 2007

The Partnership’s subscription line of credit can be drawn either in US Dollars or Japanese Yen at a margin of 125 basis points over USD LIBOR or 125 basis points over JPY LIBOR. Given that the margin for similar lines of credit widened to 250 basis points or more as of December 31, 2009, the estimated fair value of the subscription line of credit is lower than its carrying value by approximately $1,080,000 (unaudited), as shown in the table above, which is favorable for the Partnership.

At December 31, 2008, based on the borrowing rates available to the Partnership for loans with similar terms and maturities, the fair value of mortgage loans is $95,426,000, compared to the outstanding principal of $95,606,000 which is favorable for the Partnership by approximately $180,000.

The Partnership’s subscription line of credit can be drawn either in US Dollars or Japanese Yen at a margin of 125 basis points over USD LIBOR or 125 basis points over JPY LIBOR. Given that the margin for similar lines of credit widened to 250 basis points or more as of December 31, 2008, the estimated fair value of the subscription line of credit is $227,141,000 compared to the outstanding principal of $230,016,000 which is favorable for the Partnership by approximately $2,875,000.

As of December 31, 2007, the fair value of the Partnership’s debt was approximately equal to the carrying value.

(6) Compensation of the Investment Manager

Initially, the Investment Manager receives an annual management fee from the Partnership at an annual rate equal to 1.25% of the committed capital for Limited Partners whose aggregate capital commitment to the Partnership equals or exceeds $50 million and 1.50% of the capital commitment for each Limited Partner whose capital commitment to the Partnership is less than $50 million. The management fee is computed as described above until the expiration of the Commitment Period of the Partnership or a shorter period if certain conditions exist as described in the Partnership Agreement. Thereafter, the investment management fees are calculated using these same percentages, but the calculation is based on the amount of each Limited Partner’s capital contributions with respect to investments that have not been disposed of.

Investment management fees totaling $5,165,000 (unaudited), $5,334,000 and $1,012,000 were incurred for the years ended December 31, 2009 and 2008, and the period from July 9, 2007 (inception) through December 31, 2007, respectively, of which $1,288,000 (unaudited), $1,291,000 and $1,012,000 were included in fees payable to related parties in the accompanying Combined Statements of Assets, Liabilities and Partners’ Capital as of December 31, 2009, 2008 and 2007, respectively.

The Investment Manager also receives an acquisition fee of 0.75% of the Partnership’s total acquisition cost of each investment acquired. With respect to any asset acquired for ground up, new development or asset repositioning involving refurbishment activity, the acquisition fee also includes 0.375% of the amount of projected capital expenditures required for such development or refurbishment activity. Acquisition fees totaling $2,056,000 and $893,000 were incurred for the year ended December 31, 2008 and the period from July 9, 2007 (inception) through December 31, 2007, respectively, of which $509,000 and $893,000 were included in fees payable to related parties as of December 31, 2008 and 2007, respectively. There were no acquisition fees paid or payable for the year ended December 31, 2009, as the Partnership did not make any acquisitions during the year.

Affiliates of the Investment Manager received fees totaling $492,000 (unaudited) and $710,000 from the Partnership for various services for the years ended December 31, 2009 and 2008, respectively. All fees incurred were paid as of December 31, 2009 and 2008, with the exception of various reimbursable costs due to the affiliates of $266,000 (unaudited) and $428,000, respectively. No such fees were incurred in 2007.

(7) Unrealized Loss on Forward Purchase Contracts

The fair value of forward purchase contracts related to commitments to purchase investments in real estate is carried at estimated fair value. The Investment Manager estimates these Level 3 valuations based on the facts and circumstances related to each commitment from a market participant’s point of view. This includes estimating the fair value of the underlying real estate investment and comparing such value to the purchase price as stated in the purchase agreement, considering the impact of whether there is a non-refundable deposit or letter of credit associated with the commitment, considering the potential amount of liquidated damages

CB Richard Ellis Strategic Partners Asia II, L.P. and

CB Richard Ellis Strategic Partners Asia II-A, L.P.

Notes to Combined Financial Statements—(Continued)

December 31, 2009 (unaudited), 2008 and 2007

that may be assessed by the seller if the Partnership does not close on the purchase, and considering the potential for a negotiated settlement if the commitment were terminated.

a.

The fair value of one of the three forward purchase contracts as of December 31, 2009 is JPY 3.6 billion (unaudited) (2008: JPY 4.5 billion), as compared to the contract purchase price of JPY 6.1 billion. However, the buyer’s default provision limits the maximum potential loss to 10% of the contract purchase price, or JPY 610 million ($6,561,000) (unaudited). The Partnership is pursuing all means to terminate this forward purchase commitment. In July 2009, the seller initiated a non-binding mediation process that is ongoing as of December 31, 2009.

b.

The Partnership paid a JPY 925 million purchase deposit to secure one of the three forward purchase contracts. As of December 31, 2008, the Partnership had an unrealized loss of $6,509,000 on this forward purchase contract, and consequently wrote down the carrying value of the purchase deposit to $3,702,000. On November 5, 2009, the Partnership cancelled the transaction, and the purchase deposit was retained by the seller in accordance with the forward purchase contract terms on cancellation. Accordingly, the remaining purchase deposit balance of $3,758,000 (unaudited) was written off as of December 31, 2009.

c.

The forward purchase commitment of one of the three forward purchase contracts was terminated by a memorandum of understanding with the seller executed on April 27, 2009, with the Partnership incurring no additional cost and without liability, and as a result, the Partnership wrote back an unrealized loss of $7,723,000. A JPY 1.96 billion letter of credit issued to the seller by a US lender to secure the Partnership’s forward purchase obligations was successfully terminated on June 10, 2009.

(8) Capitalized Interest

Interest is capitalized for the real estate investments under development. Interest expense is net of capitalized interest of $4,221,000 (unaudited), $5,560,000 and $335,000 for the years ended December 31 2009 and 2008, and the period from July 9, 2007 (inception) through December 31, 2007, respectively.

(9) Hedging

On November 9, 2007, the Partnership borrowed approximately JPY 2.75 billion from a US lender for a 12-month period under the Partnership’s subscription backed credit facility to fund the equity portion of the investments in Japan. On November 14, 2008, the subscription line was amended to extend the repayment period of each loan draw from 12 months to 18 months, requiring that the draws be repaid on May 11, 2009.

JPY/USD FORWARD CURRENCY TRADE EXECUTION

On May 8, 2009, the Partnership entered into a two-year JPY/USD foreign currency forward contract with a US lender to sell JPY 2.75 billion for US dollars on value date June 24, 2011 to hedge the equity investments in retail/residential and retail assets against the possibility of future depreciation of the Japanese Yen against the US Dollar. The Partnership may roll over this forward contract until the time that the Partnership sells these investments in the future.

¡	Trade Date: May 8, 2009

¡	Value Date: June 24, 2011 (two years forward contract)

¡	Counterparty: US Lender

¡	SP Asia II Sold: JPY 2,750,000,000

¡	SP Asia II Bought: US $28,453,181.58

¡	JPY/USD Forward Exchange Rate: 96.65

As of December 31, 2009, an unrealized loss of approximately $1,616,000 (unaudited) from this foreign currency forward contract as measured by the difference between the forward foreign exchange rate at the date of entry into the contract and the forward rate at the reporting date is included in the Combined Statements of Assets, Liabilities and Partners’ Capital and in the Combined Statements

CB Richard Ellis Strategic Partners Asia II, L.P. and

CB Richard Ellis Strategic Partners Asia II-A, L.P.

Notes to Combined Financial Statements—(Continued)

December 31, 2009 (unaudited), 2008 and 2007

of Operations. This instrument involves market risk and credit risk that may result in a loss in excess of the amount recognized in the Combined Statements of Assets, Liabilities, and Partners’ Capital. Risks arise from the possible inability of the counterparty to meet the terms of the contract and from movement in currency, securities values and interest rates.

(10) Reclassifications

Restricted cash has been classified separately on the Combined Statements of Assets, Liabilities and Partners’ Capital as of December 31, 2009. Accordingly, prior year balances have been reclassified to conform to current year’s presentation.

(11) Other Assets and Other Liabilities

Other assets and liabilities consist of the following (in thousands):

	2009	2008	2007
	(Unaudited)
Prepaid Expenditures	784	373	—
Other Receivables	54	42	50

Other Assets	838	415	50

	2009	2008	2007
	(Unaudited)
Accrued Expenses	527	1,371	82
Accrued Professional Fees	261	465	75

Other Liabilities	788	1,836	157

(12) Subsequent Events

The Partnership has evaluated the period beginning January 1, 2010 through February 26, 2010 (the date the combined financial statements were issued).

In early January 2010, the Partnership received consent from the Limited Partners to extend the Commitment Period of the Partnership by 12 months to January 31, 2011.

A Capital Call from the Limited Partners of $48,000,000 was completed on February 1, 2010. The proceeds were primarily used to partially repay the revolving subscription line of credit.

The Partnership entered into share purchase agreements with third-party buyers on December 7, 2009 and December 24, 2009 to sell its equity interests in our residential investment in Beijing, China and mixed-use investment in Tianjin, China. The sale of the residential investment in Beijing, China closed on February 23, 2010, for a gross sale price of $53 million, with the buyer separately paying off the existing property loan of approximately $25 million. The sale of the mixed-use investment in Tianjin, China is expected to close in the second quarter of 2010.

CB Richard Ellis Strategic Partners Asia II, L.P. and

CB Richard Ellis Strategic Partners Asia II-A, L.P.

Notes to Combined Financial Statements—(Continued)

December 31, 2009 (unaudited), 2008 and 2007

(13) Financial Highlights

The following details certain financial ratios of the Partnership for the years ended December 31, 2009 and 2008, and the period from July 9, 2007 (inception) through December 31, 2007:

Ratio to weighted average limited partners’ capital:

	2009	2008	2007
	(Unaudited)
Expenses excluding interest	29.59%	75.68%	172.78%
Net Investment Loss	(54.65%)	(93.47%)	(168.62%)

In calculating the foregoing ratios for 2007, the items of income and expense, except organizational expenses and professional fees, have been annualized.

The Internal Rate of Return since inception (IRR) of the Limited Partners, net of all fees and profit allocations to the General Partner and the Co-Investment Limited Partner, is (23.23%) through December 31, 2009. The IRR was computed based on quarterly cash inflows and the ending net assets at the end of the period (residual value) of the Limited Partners’ capital accounts as of December 31, 2009.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB RICHARD ELLIS REALTY TRUST

Date: March 31, 2010	By:	/S/ LAURIE E. ROMANAK
	Name:	Laurie E. Romanak
	Title:	Chief Financial Officer

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and trustees of CB Richard Ellis Realty Trust hereby severally constitute Jack A. Cuneo and Laurie E. Romanak, and each of them singly, our true and lawful attorneys and with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and trustees to enable CB Richard Ellis Realty Trust to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JACK A. CUNEO Jack A. Cuneo	Chairman of the Board, President and Chief Executive Officer, (Principal Executive Officer)	March 31, 2010

/S/ CHARLES E. BLACK Charles E. Black	Trustee	March 31, 2010

/S/ MARTIN A. REID Martin A. Reid	Trustee	March 31, 2010

/S/ JAMES M. ORPHANIDES James M. Orphanides	Trustee	March 31, 2010

/S/ PETER E. DICORPO Peter E. DiCorpo	Trustee	March 31, 2010

/S/ LAURIE E. ROMANAK Laurie E. Romanak	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 31, 2010

EXHIBIT INDEX

Exhibit No.
3.1

Second Amended and Restated Declaration of Trust of CB Richard Ellis Realty Trust (Previously filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-127405) filed September 13, 2006 and incorporated herein by reference).

3.2

Articles of Amendment of Declaration of Trust of CB Richard Ellis Realty Trust (Previously filed as exhibit 3.1 to the current report on Form 8-K (File No. 000-53200) filed June 22, 2009 and incorporated herein by reference).

3.3

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

10.25

Contribution Agreement, dated May 5, 2008, by and among Duke Realty Limited Partnership, Duke/Hulfish, LLC and CBRE Operating Partnership, L.P. (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-53200) filed May 6, 2008 and incorporated herein by reference).

10.26

Amended and Restated Credit Agreement, dated August 8, 2008, by and among CBRE Operating Partnership, L.P., CB Richard Ellis Realty Trust and Bank of America, N.A. (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (file No. 000-53200) filed August 14, 2008, and incorporated herein by reference).

Exhibit No.
10.27

Duke/Hulfish, LLC Limited Liability Company Agreement, by and among CBRE Operating Partnership, L.P. and Duke Realty Limited Partnership, dated June 12, 2008 (Previously filed as Exhibit 10.3 to Form 10-Q (File No. 000-53200) filed November 14, 2008 and incorporated herein by reference).

10.28

First Amendment to the Contribution Agreement, by and between Duke Realty Limited Partnership, Duke/Hulfish LLC and CBRE Operating Partnership, L.P. dated September 12, 2008 (Previously filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 000-53200) filed November 14, 2008 and incorporated herein by reference).

10.29

Managing Dealer Agreement dated January 30, 2009, between CB Richard Ellis Realty Trust, and CNL Securities Corp. (Previously filed as Exhibit 1.1 to the Current Report on Form 8-K (File No. 000-53200) filed February 5, 2009 and incorporated herein by reference).

10.30

Selected Dealer Agreement, by and among, CB Richard Ellis Realty Trust, CNL Securities Corp., CBRE Advisors LLC, CB Richard Ellis Investors, LLC and Ameriprise Financial Services, Inc. dated as of February 12, 2009 (Previously filed as Exhibit 1.1 to the Current Report on Form 8-K (File No. 000-53200) filed February 18, 2009 and incorporated herein by reference).

10.31

Side Letter, between CB Richard Ellis Realty Trust, CB Richard Ellis Investors, LLC and CBRE Advisors LLC dated February 12, 2009 (Previously filed as Exhibit 1.2 to the Current Report on Form 8-K (File No. 000-53200) filed February 18, 2009 and incorporated herein by reference).

10.32

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