Form 10-Q
period 2010-03-31
CB RICHARD ELLIS REALTY TRUST
filed 2010-05-14
CIK 1297587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

47 Hulfish Street, Suite 210, Princeton, New Jersey 08542

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

The number of shares outstanding of the registrant’s common shares, $0.01 par value, was 127,733,818 as of May 7, 2010.

CB RICHARD ELLIS REALTY TRUST

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Balance Sheets

as of March 31, 2010 and December 31, 2009 (unaudited)

(In Thousands, Except Share Data)

	March 31, 2010	December 31, 2009
ASSETS
Investments in Real Estate:
Land	$131,009	$140,892
Site Improvements	43,601	45,859
Buildings and Improvements	431,800	456,285
Tenant Improvements	26,682	28,095

	633,092	671,131
Less: Accumulated Depreciation and Amortization	(35,553)	(31,558)

Net Investments in Real Estate	597,539	639,573
Investments in Unconsolidated Entities	268,968	214,097
Cash and Cash Equivalents	208,123	112,631
Restricted Cash	1,415	1,923
Accounts and Other Receivables, Net of Allowance of $334 and $183, respectively	3,330	4,246
Deferred Rent	4,142	3,570
Acquired Above-Market Leases, Net of Accumulated Amortization of $6,621 and $5,886, respectively	14,937	17,996
Acquired In-Place Lease Value, Net of Accumulated Amortization of $27,825 and $25,566, respectively	50,285	61,375
Deferred Financing Costs, Net of Accumulated Amortization of $1,611 and $1,380, respectively	2,073	2,342
Lease Commissions, Net of Accumulated Amortization of $313 and $263, respectively	1,068	889
Other Assets	167	377

Total Assets	$1,152,047	$1,059,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Notes Payable, Less Discount of $4,381 and $4,615, respectively	$191,506	$203,451
Note Payable at Fair Value	8,505	8,974
Security Deposits	591	593
Accounts Payable and Accrued Expenses	9,372	11,000
Accrued Offering Costs Payable to Related Parties	1,151	1,114
Acquired Below-Market Leases, Net of Accumulated Amortization of $7,384 and $6,687, respectively	13,317	14,108
Property Management Fee Payable to Related Party	116	106
Investment Management Fee Payable to Related Party	805	757
Distributions Payable	16,841	14,750
Interest Rate Swaps at Fair Value—Non-Qualifying Hedges	1,711	1,410
Interest Rate Swap at Fair Value—Qualifying Hedge	873	293

Total Liabilities	244,788	256,556
COMMITMENTS AND CONTINGENCIES (NOTE 17)

NON-CONTROLLING INTEREST
Operating Partnership Units	2,464	2,464
SHAREHOLDERS’ EQUITY
Common Shares of Beneficial Interest, $0.01 par value, 990,000,000 shares authorized; 120,483,460 and 106,465,683 issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	1,205	1,065
Additional Paid-in-Capital	1,058,424	933,088
Accumulated Deficit	(138,528)	(121,832)
Accumulated Other Comprehensive Loss	(16,306)	(12,322)

Total Shareholders’ Equity	904,795	799,999

Total Liabilities and Shareholders’ Equity	$1,152,047	$1,059,019

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

(In Thousands, Except Share Data)

	Three Months Ended March 31,
	2010	2009
REVENUES
Rental	$15,002	$10,342
Tenant Reimbursements	2,918	1,946

Total Revenues	17,920	12,288

EXPENSES
Operating and Maintenance	1,575	1,227
Property Taxes	2,621	1,666
Interest	3,095	2,807
General and Administrative	839	1,043
Property Management Fee to Related Party	164	142
Investment Management Fee to Related Party	2,431	1,703
Acquisition Expenses	378	—
Depreciation and Amortization	7,243	5,722

Total Expenses	18,346	14,310

OTHER INCOME AND EXPENSES
Interest and Other Income	598	121
Net Settlement Payments on Interest Rate Swaps	(214)	(81)
Loss on Interest Rate Swaps and Cap	(388)	(168)
Loss on Note Payable at Fair Value	(73)	(565)
Loss on Early Extinguishment of Debt	(73)	—

Total Other Income and (Expenses)	(150)	(693)

LOSS BEFORE PROVISION FOR INCOME TAXES AND EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED ENTITIES	(576)	(2,715)
PROVISION FOR INCOME TAXES	(15)	(29)
EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED ENTITIES	737	(798)

NET INCOME (LOSS)	146	(3,542)

Net (Income) Loss Attributable to Non-Controlling Operating Partnership Units	(1)	13

NET INCOME (LOSS) ATTRIBUTABLE TO CB RICHARD ELLIS REALTY TRUST SHAREHOLDERS	$145	$(3,529)

Basic and Diluted Net Income (Loss) Per Share—Attributable CB Richard Ellis Realty Trust Shareholders	$0.00	$(0.05)

Weighted Average Common Shares Outstanding—Basic and Diluted	112,264,838	67,105,252

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

(In Thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$146	$(3,542)
Adjustments to Reconcile Net Loss to Net Cash Flows Provided by Operating Activities:
Equity in (Income) Loss of Unconsolidated Entities	(737)	798
Distributions from Unconsolidated Entities	7,168	2,582
Loss on Interest Rate Swaps and Cap	388	168
Loss on Note Payable at Fair Value	73	565
Loss on Early Extinguishment of Debt	53	—
Gain on Transfer of Real Estate	(154)	—
Depreciation and Amortization of Building and Improvements	4,413	3,291
Amortization of Deferred Financing Costs	178	148
Amortization of Acquired In-Place Lease Value	2,780	2,395
Amortization of Above and Below Market Leases	121	(19)
Amortization of Lease Commissions	50	36
Amortization of Discount on Notes Payable	235	187
Changes in Assets and Liabilities:
Accounts and Other Receivables	916	1,260
Deferred Rent	(572)	(196)
Other Assets	210	988
Accounts Payable and Accrued Expenses	(1,720)	(2,452)
Investment and Property Management Fees Payable to Related Party	58	(148)

Net Cash Flows Provided By Operating Activities	13,606	6,061

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of Real Estate Property	—	(370)
Investments in Unconsolidated Entities	(22,085)	(435)
Distributions from Unconsolidated Entities	2,545	80
Restricted Cash	508	357
Lease Commissions	(229)	(79)
Improvements to Investments in Real Estate	(171)	(20)

Net Cash Flows Used in Investing Activities	(19,432)	(467)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Common Shares—Public Offering	138	61
Proceeds from Additional Paid-in-Capital—Public Offering	135,470	60,394
Redemption of Common Shares	(4,255)	(2,775)
Payment of Offering Costs	(11,945)	(7,557)
Payment of Distributions	(8,553)	(8,988)
Distribution to Non-Controlling Interest	(37)	(37)
Principal Payments on Notes Payable	(9,483)	(1,062)
Security Deposits	(2)	46

Net Cash Flows Provided by Financing Activities	101,333	40,082

EFFECT OF FOREIGN CURRENCY TRANSLATION	(15)	41

Net Increase in Cash and Cash Equivalents	95,492	45,717
Cash and Cash Equivalents, Beginning of the Period	112,631	30,330

Cash and Cash Equivalents, End of the Period	$208,123	$76,047

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for Interest	$2,734	$2,568
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distributions Declared and Payable	$16,841	$10,066
Proceeds from Dividend Reinvestment Program	$6,197	$3,663
Accrued Acquisition Costs Related to Real Property	$—	$15
Accrued Acquisition Costs Related to Investment in Unconsolidated Entities Due to Related Party	$—	$10
Deconsolidation of Real Estate Transferred to Duke joint venture	$(41,888)	$—
Increase in Investment in Duke joint venture from Transfer of Consolidated Real Estate	$42,378	$—

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Shareholders’ Equity and Non-Controlling Interest

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

(In Thousands, Except Share Data)

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity	Temporary Equity Non-Controlling Interest Operating Partnership Units	Total Equity
	Shares	Amount
Balance at December 31, 2009	106,465,683	$1,065	$933,088	$(121,832)	$(12,322)	$799,999	$2,464	$802,463
Net Income	—	—	—	145	—	145	1	146
Foreign Currency Translation Loss	—	—	—	—	(3,405)	(3,405)	(7)	(3,412)
Swap Fair Value Adjustment	—	—	—	—	(579)	(579)	(1)	(580)

Total Comprehensive Loss	—	—	—	145	(3,984)	(3,839)	(7)	(3,846)

Net Contributions From Public Offering of Common Shares, $0.01 Par Value	14,487,964	145	141,704	—	—	141,849	—	141,849
Costs Associated with Public Offering	—	—	(12,074)	—	—	(12,074)	—	(12,074)
Redemption of Common Shares	(470,187)	(5)	(4,250)	—	—	(4,255)	—	(4,255)
Adjustment to Record Non-Controlling Interest at Redemption Value	—	—	(44)	—	—	(44)	44	—
Distributions	—	—	—	(16,841)	—	(16,841)	(37)	(16,878)

Balance at March 31, 2010	120,483,460	$1,205	$1,058,424	$(138,528)	$(16,306)	$904,795	$2,464	$907,259

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Permanent Shareholders’ Equity	Temporary Equity Non-controlling Interest Operating Partnership Units	Total Equity
	Shares	Amount
Balance at January 1, 2009	64,490,068	$645	$560,110	$(54,221)	$(19,327)	$487,207	$2,464	$489,671
Net Loss		—	—	(3,529)	—	(3,529)	(13)	(3,542)
Foreign Currency Translation Loss	—	—	—	—	(1,305)	(1,305)	(5)	(1,310)

Total Comprehensive Loss	—	—	—	(3,529)	(1,305)	(4,834)	(18)	(4,852)

Net Contributions From Public Offering of Common Shares, $0.01 Par Value	6,164,220	61	60,395	—	—	60,456	—	60,456
Costs Associated with Public Offering	—	—	(7,343)	—	—	(7,343)	—	(7,343)
Redemption of Common Shares	(313,565)	(3)	(2,772)	—	—	(2,775)	—	(2,775)
Adjustment to Record Non-controlling Interest at Redemption Value			(55)			(55)	55	—
Distributions	—	—	—	(10,065)	—	(10,065)	(37)	(10,102)

Balance at March 31, 2009	70,340,723	$703	$610,335	$(67,815)	$(20,632)	$522,591	$2,464	$525,055

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

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

The registration statement relating to our follow-on public offering was declared effective by the SEC on January 30, 2009. CNL Securities Corp. is the dealer manager (the “Dealer Manager”) of this offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through March 31, 2010, the Company received gross offering proceeds of approximately $558,098,008 from the sale of 55,915,772 shares.

The Company operates in an umbrella partnership REIT structure in which its majority-owned subsidiary, CBRE OP, owns, directly or indirectly, substantially all of the properties acquired on behalf of the Company. As of March 31, 2010, the Company, as the sole general partner of CBRE OP, owns approximately 99.80% of the common partnership units therein. REIT Holdings, an affiliate of the Investment Advisor, holds the remaining interest through 246,361 limited partnership units representing approximately a 0.20% ownership interest in the total limited partnership units. In exchange for services provided to the Company relating to its formation and future services, REIT Holdings also owns a Class B limited partnership interest (“Class B interest”). The Investment Advisor is affiliated with the Company in that the two entities have common officers and trustees, some of whom also own equity interests in the Investment Advisor and the Company. All business activities of the Company are managed by the Investment Advisor.

Unless the context otherwise requires or indicates, references to “CBRE REIT,” “we,” “the Company” “our,” and “us” refer to the activities of and the assets and liabilities of the business and operations of CB Richard Ellis Realty Trust and its subsidiaries.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“U.S. GAAP”) and the rules applicable to Form 10-Q and reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Certain information and footnotes required for annual financial statement presentation have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our interim financial statements do not include all of the information and disclosures required under U.S. GAAP for complete financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with our current Annual Report on Form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2009.

In the opinion of management, all adjustments of a normal recurring nature considered necessary in all material respects to present fairly our financial position, results of our operations and cash flows as of and for the three months and ended March 31, 2010 have been made. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations to be expected for the entire year. We have evaluated subsequent events for recognition or disclosure through May 14, 2010, which was the date we filed this Form 10-Q with the SEC.

Principles of Consolidation

Because we are the sole general partner and majority owner of CBRE OP and have majority control over their management and major operating decisions, the accounts of CBRE OP are consolidated in our financial statements. The interests of REIT Holdings are reflected in non-controlling interest in the accompanying consolidated financial statements. All significant inter-company accounts and transactions are eliminated in consolidation. CB Richard Ellis Investors, LLC (“CBRE Investors”), an affiliate of the Investment Advisor, also owns an interest in us through its ownership of 243,229 common shares of beneficial interest at March 31, 2010 and December 31, 2009.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

We eliminate transactions with such equity method entities to the extent of our ownership in each such entity. Accordingly, our share of net income (loss) of these equity method entities is included in consolidated net income (loss). CBRE Strategic Partners Asia is a limited partnership that qualifies for specialized industry accounting for investment companies. Specialized industry accounting allows investment companies to carry their investments at fair value, with changes in the fair value of the investments recorded in the statement of operations. On the basis of the guidance in ASC 970-323, the Company accounts for its investment in CBRE Strategic Partners Asia under the equity method. As a result, and in accordance with ASC 810-10-25-15 the specialized accounting treatment, principally fair value basis, applied by CBRE Strategic Partners Asia under the investment company guide is retained in the recognition of equity method earnings in the statement of operations of the Company. See Note 15 “Fair Value of Financial Instruments and Investments” for further discussion of the application of the fair value accounting to our investment in CBRE Strategic Partners Asia.

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

Cash Equivalents

We consider short-term investments with maturities of three months or less when purchased to be cash equivalents. As of March 31, 2010 and December 31, 2009, cash equivalents consisted primarily of investments in money market funds.

Restricted Cash

Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of March 31, 2010 and December 31, 2009, our restricted cash balance was $1,415,000 and $1,923,000, respectively, which represents amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by our agreements with our lenders.

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

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

•	given the actions required to complete the plan to sell the asset, it is unlikely that significant changes to the plan would be made or that the plan would be withdrawn.

As of March 31, 2010 and December 31, 2009, we did not have any properties held for sale.

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

We disclose the fair values of derivative instruments and their gains and losses in a tabular format. We also provide more information about our liquidity by disclosing derivative features that are credit risk-related. Finally, we cross-reference within these footnotes to enable financial statement users to locate important information about derivative instruments (see Note 14 “Derivative Instruments” and Note 15 “Fair Value of Financial Instruments and Investments” for a further discussion of our derivative financial instruments).

Investments in Real Estate

Our investments in real estate is stated at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Buildings and Improvements	39 years
Site Improvements	15 and 25 years
Tenant Improvements	Shorter of the useful lives or the terms of the related leases

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred. As of March 31, 2010 and December 31, 2009, we owned, on a consolidated basis, 58 and 60 real estate investments, respectively.

We adopted the provisions of Accounting Standard Codification Topic “Business Combinations” (“FASB ASC 805”) which required us to expense the related acquisition costs of acquisitions made during the years following December 31, 2008. The adoption of the provisions of FASB ASC 805 effects our consolidated financial statements, results of operations and cash flows from operations. We expensed $378,000 of acquisition costs during the three months ended March 31, 2010. There were no acquisition costs incurred during the three months ended March 31, 2009.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

Other Assets

Other assets include the following as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Prepaid insurance	$89	$260
Prepaid real estate taxes	38	76
Interest rate cap at fair value	—	1
Other	40	40

Total	$167	$377

Concentration of Credit Risk

Our properties are located throughout the United States and in the United Kingdom. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, and social factors affecting the communities in which the tenants operate. Our credit risk relates primarily to cash, restricted cash, and interest rate swap and cap agreements. Cash accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000 through December 31, 2013.

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

Non-Controlling Interest

We owned a 99.80%, 99.77%, and 99.65% partnership interest in CBRE OP as of March 31, 2010, December 31, 2009 and March 31, 2009, respectively. The remaining 0.20%, 0.23% and 0.35% partnership interest as of March 31, 2010, December 31, 2009 and March 31, 2009, respectively, was owned by REIT Holdings in the form of 246,361 non-controlling operating partnership units which were exchangeable on a one for one basis for common shares of CBRE REIT, with an estimated aggregate redemption value of $2,464,000.

Impairment of Long-Lived Assets

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. In spite of intensive leasing efforts and preliminary interest exhibited by a variety of tenants since our acquisition in 2008, the Kings Mountain III property remains vacant. Due to the currently challenging economic environment, we recognized an impairment of our consolidated investment in Kings Mountain III in the amount of $9,160,000 during the year ended December 31, 2009 which reduced our carrying value of the property to $15,300,000. Based on the adjusted basis in the Kings Mountain III property no further impairment was recognized during the three months ended March 31, 2010. No impairment of consolidated investments was recognized during the three months ended March 31, 2010.

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

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

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

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable period ended December 31, 2004. To qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) adjusted taxable income, as defined in the Code, to our shareholders and satisfy certain other organizational and operating requirements. We generally will not be subject to U.S. federal income taxes if we distribute 100% of our taxable income for each year to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to U.S. federal income taxes and excise taxes on our undistributed taxable income. Except as discussed below, we believe that we have met all of the REIT distribution and technical requirements for the three months ended March 31, 2010 and the year ended December 31, 2009. Management intends to continue to adhere to these requirements and maintain our REIT qualification.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

In order for distributions to be deductible for U.S. federal income tax purposes and count towards our distribution requirement, they must not be “preferential dividends.” A distribution will not be treated as preferential if it is pro rata among all outstanding shares of stock within a particular class. IRS guidance, however, allows a REIT to offer shareholders participating in its dividend reinvestment program (“DRIP”) up to a 5% discount on shares purchased through the DRIP without treating such reinvested dividends as preferential. Our DRIP offers a 5% discount. In 2007, 2008 and the first two quarters of 2009, common shares issued pursuant to our DRIP were treated as issued as of the first day following the close of the quarter for which the distributions were declared, and not on the date that the cash distributions were paid to shareholders not participating in our DRIP. Because we declare dividends on a daily basis, including with respect to common shares issued pursuant to our DRIP, the IRS could take the position that distributions paid by us during these periods were preferential on the grounds that the discount provided to DRIP participants effectively exceeded the authorized 5% discount or, alternatively, that the overall distributions were not pro rata among all shareholders. In addition, in the years 2007 through 2009 we paid certain individual retirement account (“IRA”) custodial fees in respect of IRA accounts that invested in our common shares. The payment of certain of such amounts could be treated as dividend distributions to the IRAs, and therefore as preferential dividends as such amounts were not paid in respect of our other outstanding common shares. Although we believe that the effect of the operation of our DRIP and the payment of such fees was immaterial, the REIT rules do not provide an exception for de minimis preferential dividends.

Accordingly, we submitted a request to the IRS for a closing agreement under which the IRS would grant us relief for preferential dividends that may have been paid as a result of the manner in which we operated our DRIP and in respect of our payment of certain of such custodial fees. There can be no assurance that the IRS will accept our proposal for a closing agreement. Even if the IRS accepts the proposal, we may be required to pay a fine if the IRS were to view the prior operation of our DRIP or the payment of such fees as preferential dividends. We cannot predict whether such a penalty would be imposed or, if so, the amount of the penalty. If the IRS does not agree to our proposal for a closing agreement and treats the foregoing amounts as preferential dividends, we may be able to rectify its failure to meet the REIT distribution requirements for a year by paying “deficiency dividends,” which would be paid in respect of all of its common shares pro rata and which would be included in our deduction for dividends paid in the prior years. If required, such deficiency dividends could be as much as approximately $22 million. In such a case, we would be able to avoid losing our qualification as a REIT or being taxed on amounts distributed as deficiency dividends. However, we would be required to pay an interest-like penalty based on the amount of its deficiency dividends. Amounts paid as deficiency dividends should generally be treated as taxable income for U.S. federal income tax purposes.

Revenue Recognition and Valuation of Receivables

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $6,785,000 as security for such leases at March 31, 2010 and December 31, 2009.

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

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $334,000 and $183,000 as of March 31, 2010 and December 31, 2009 respectively. During the three months ended March 31, 2010, we wrote off $62,000 of the uncollectible rent receivables for the tenant Randal C. Espey at the Deerfield Commons I property and for the tenants Cell Arch Technologies, Inc. and Keogh Consulting, Inc. at the Lakeside Office Center. $213,000 of allowance for doubtful accounts was recognized during the three months ended March 31, 2010. In addition, the unamortized tangible and intangible asset balances totaling $23,000 were also written off during the three months ended March 31, 2010, of which ($4,000), $5,000, $7,000 and $15,000 are related to below market leases, lease commissions, tenant improvements and in place lease value, respectively.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

Offering Costs

Offering costs totaling $12,074,000 and $7,343,000 were incurred during the three months ended March 31, 2010 and 2009, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Offering costs incurred through March 31, 2010 totaled $104,576,000. Of the total amount, $93,040,000 was incurred to CNL Securities Corp., as Dealer Manager; $3,969,000 was incurred to CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor; $384,000 was incurred to the Investment Advisor for reimbursable marketing costs and $7,183,000 was incurred to other service providers. Each party will be paid the amount incurred from proceeds of the public offering. As of March 31, 2010 and December 31, 2009, the accrued offering costs payable to related parties included in our consolidated balance sheets were $1,151,000 and $1,114,000, respectively. Offering costs payable to unrelated parties of $107,000 and $83,000 at March 31, 2010 and December 31, 2009, respectively, were included in accounts payable and accrued expenses.

Deferred Financing Costs and Discounts on Notes Payable

Direct costs incurred in connection with obtaining financing are amortized over the respective term of the loan on a straight-line basis, which approximates the effective interest method.

Discounts on notes payable are amortized to interest expense based on the effective interest method.

Translation of Non-U.S. Currency Amounts

The financial statements and transactions of our United Kingdom real estate operation are recorded in its functional currency, namely the Great Britain Pound (“GBP”) and are then translated into U.S. dollars (“USD”).

Assets and liabilities of this operation are denominated in the functional currency and are then translated at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the reporting period. Translation adjustments are reported in “Accumulated Other Comprehensive Loss,” a component of Shareholders’ Equity.

The carrying value of our United Kingdom assets and liabilities fluctuate due to changes in the exchange rate between the USD and the GBP. The exchange rate of the USD to the GBP was $1.5182 and $1.6156 at March 31, 2010 and December 31, 2009, respectively.

The profit and loss weighted average exchange rate of the USD to the GBP was approximately $1.5800 and $1.4475, respectively, for the three months ended March 31, 2010 and 2009.

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

Earnings Per Share Attributable to CB Richard Ellis Realty Trust Shareholders

Basic net income (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding during each period. The computation of diluted net income (loss) further assumes the dilutive effect of stock options, stock warrants and contingently issuable shares, if any. No stock options, stock warrants or contingently issuable shares have been issued since the inception of the REIT and through March 31, 2010. As a result, there is no difference in basic and diluted shares.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

Fair Value of Financial Instruments and Investments

We elected to apply the fair value option for one of our eligible mortgage notes payable that was newly issued debt during the year ended December 31, 2008. The measurement of the elected mortgage note payable at its fair value and its impact on the statement of operations is described in Note 15 “Fair Value of Financial Instruments and Investments” and Note 16 “Fair Value Option-Note Payable.”

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

We adopted the fair value measurement criteria described herein for our non-financial assets and non-financial liabilities on January 1, 2009. The adoption of the fair value measurement criteria to our non-financial assets and liabilities did not have a material impact to our consolidated financial statements. Assets and liabilities typically recorded at fair value on a non-recurring basis include:

¡	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination;

¡	Long-lived assets measured at fair value due to an impairment assessment; and

¡	Asset retirement obligations initially measured under the Codification Topic “Asset Retirement and Environmental Obligations” (“FASB ASC 410”).

Non-controlling (Minority) Interests in the Operating Partnership

Effective January 1, 2009, we adopted FASB ASC 810. The new accounting provisions require that amounts formerly reported as minority interests in our consolidated financial statements be reported as non-controlling interests. In connection with the issuance of this adoption, certain revisions were also made to the Codification Topic “Distinguishing Liabilities from Equity” (“FASB ASC 480-10-S99-3A”). These revisions clarify that non-controlling interests with redemption provisions outside of the control of the issuer and non-controlling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer are subject to evaluation to determine the appropriate balance sheet classification and measurement of such instruments.

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

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

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

Subsequent Events

Effective for the second quarter of 2009, we adopted the provisions of FASB ASC 855-10—Subsequent Events (“FASB ASC 855-10”), as amended by Accounting Standard Update 2010-09. ASC 855-10 establishes principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. The adoption of ASC 855-10 did not have a material impact on our financial statements.

In preparing our accompanying financial statements, management has evaluated subsequent events through the financial statement issuance date.

Adoption of Accounting Standards

Consolidations

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” which incorporates Statement of Financial Accounting Standards (SFAS) No. 167, “Amendments to FASB Interpretation No. 46(R),” issued by the FASB in June 2009. The amendments in ASU 2009–17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact such entity’s economic performance and (i) the obligation to absorb losses of such entity or (ii) the right to receive benefits from such entity. ASU 2009-17 also requires additional disclosures about a reporting entity’s involvement in VIEs, which enhances the information provided to users of financial statements. We adopted ASU 2009-17 effective January 1, 2010. As a result of the fact that we have no variable interests in VIEs, the adoption of ASU 2009-17 did not have a material impact on our financial statements.

Fair Value Measurements and Disclosures

In January 2010, the FASB issued ASU 2010-06 which was an update to the Fair Value Measurements and Disclosure topic of the FASB Accounting Standards Codification (the “Codification”). ASU 2010-06 clarifies disclosure requirements relating to the level of disaggregation of disclosures relating to classes of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value estimates for Level 2 or Level 3 assets and liabilities. These requirements of ASU 2010-06 are effective for interim and annual disclosures for interim and annual reporting periods beginning after December 15, 2009. The adoption of these requirements of the ASU did not have a material impact on our financial statements.

New Accounting Standards

ASU 2010-06 also requires additional disclosures regarding the transfers of classifications among the fair value classification levels as well as the reasons for those changes and a separate presentation of purchases, sales, issuances and settlements in the presentation of the roll-forward of Level 3 assets and liabilities. Those disclosures are effective for interim and annual reporting periods for fiscal years beginning after December 15, 2010. The adoption of this portion of ASU 2010-06 is not expected to have a material impact on our financial statements.

Other Accounting Standards Updates not effective until after December 31, 2010 are not expected to have a significant effect on our consolidated financial position or results of operations.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

3. Acquisition and Transfer of Real Estate

The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, site improvements, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above and below-market leases and the value of in-place leases and tenant relationships, if any, based in each case on their respective fair values. Loan premiums, in the case of above-market rate loans, or loan discounts, in the case of below-market loans, will be recorded based on the fair value of any loans assumed in connection with acquiring the real estate. Acquisition costs are expensed as incurred.

There were no acquisitions of consolidated real estate during the three months ended March 31, 2010.

Building Improvements are depreciated over 39 years; Site Improvements are depreciated over 15 and 25 years; Tenant Improvements, Acquired In-Place Lease Value, Above Market Lease Value and Below Market Lease Value are amortized over the remaining lease terms at the time of acquisition.

The following table summarizes the net assets transferred to the Duke joint venture on March 31, 2010 relating to the contribution of our 100% ownership interests in the Miramar I and Miramar II properties (amounts in thousands):

Property	Land	Site Improvements	Building Improvements	Tenant Improvements	Acquired In- Place Lease Value	Above Market Lease Value	Net Assets Transferred
Miramar I	$3,347	$1,000	$7,607	$716	$3,380	$950	$17,000
Miramar II	4,477	1,142	13,110	827	4,550	1,373	25,479

Total Assets	7,824	2,142	20,717	1,543	7,930	2,323	42,479

Accumulated Depreciation and Amortization	—	(36)	(133)	(55)	(284)	(83)	(591)

Net Assets	$7,824	$2,106	$20,584	$1,488	$7,646	$2,240	$41,888

The contribution resulted in the deconsolidation of the Miramar I and Miramar II properties from our balance sheet on March 31, 2010 based on the contribution from consolidated subsidiaries to an unconsolidated investee entity, the Duke joint venture. As a result of the contribution, our investment in the Duke joint venture increased by $42,378,000 (inclusive of proration credits of $281,000 transferred to the Duke joint venture). We recorded a gain on the contribution of $154,000. Included in operations for the three months ended March 31, 2010, were revenues of $1,348,000 and operating expenses of $817,000. There were no comparable amounts of operations during the three months ended March 31, 2009 as the two contributed properties were not acquired until December 31, 2009.

4. Investments in Unconsolidated Entities

Investments in unconsolidated entities at March 31, 2010 and December 31, 2009 consist of the following (in thousands):

	March 31, 2010	December 31, 2009
CBRE Strategic Partners Asia	$7,966	$8,142
Duke Joint Venture	240,190	185,088
Afton Ridge Joint Venture	20,812	20,867

	$268,968	$214,097

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

The following is a summary of the investments in unconsolidated entities for the three months ended March 31, 2010 and for the year ended December 31, 2009 (in thousands):

	For the Three Months Ended March 31, 2010	For the Year Ended December 31, 2009
Investment Balance, January 1	$214,097	$131,703
Contributions	64,463	91,536
Company Basis Additions	—	43
REIT Basis Adjustments	(617)	(142)
Company’s Equity in Net Income (including adjustments for basis differences)	737	2,743
Distributions	(9,712)	(11,786)

Investment Balance, End of Period	$268,968	$214,097

CBRE Strategic Partners Asia

We have agreed to a capital commitment of $20,000,000 in CBRE Strategic Partners Asia, which extends for 36 months (to January 31, 2011) after the close of the final capital commitment. The investment commitment period was extended in January 2010 for a one year period from January 31, 2010 through January 31, 2011. As of March 31, 2010, we have contributed $11,514,000 of our capital commitment which was funded using net proceeds from our public offerings. CBRE Investors, our sponsor, formed CBRE Strategic Partners Asia to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in Asia, including China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. The initial closing date of CBRE Strategic Partners Asia was in July 2007, with additional commitments being accepted through January 2008. CBRE Strategic Partners Asia closed on January 31, 2008, with aggregate capital commitments of $394,200,000. CBRE Strategic Partners Asia has an eight year term, which may be extended for up to two one-year periods with the approval of two-thirds of the limited partners.

As of March 31, 2010, CBRE Strategic Partners Asia, with its parallel fund, CB Richard Ellis Strategic Partners Asia II, L.P., had aggregate investor commitments of approximately $394,200,000 from institutional investors including CBRE Investors. We own an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. As of March 31, 2010, CBRE Strategic Partners Asia had acquired ownership interests in 10 properties, five in China and five in Japan and had sold one of the residential properties in China. Our capital commitment is currently being pledged as collateral for borrowings of CBRE Strategic Partners Asia of which our pro-rata portion of such borrowing was approximately $2,903,000 and $5,208,000, based on our 5.07% ownership interest at March 31, 2010 and December 31, 2009, respectively.

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

We carry our investment in CBRE Strategic Partners Asia on the equity method of accounting. Those investments where we have the ability to exercise significant influence (but not control) over operating and financial policies of such entities (including certain entities where we have less than 20% ownership) are accounted for using the equity method. Accordingly, our share of the income or loss of these equity method entities is included in consolidated net income or loss. CBRE Strategic Partners Asia is a limited partnership that qualifies for specialized industry accounting for investment companies. Specialized industry accounting allows investment companies to carry their investments at fair value, with changes in the fair value of the investments recorded in the statement of operations. On the basis of the guidance in ASC 970-323, the Company accounts for its investment in CBRE Strategic Partners Asia under the equity method. As a result, and in accordance with ASC 810-10-25-15 the specialized accounting treatment, principally fair value basis, applied by CBRE Strategic Partners Asia under the investment company guide is retained in the recognition of equity method earnings in the statement of operations of the Company. See Note 15 “Fair Value of Financial Instruments and Investments” for further discussion of the application of the fair value accounting to our investment in CBRE Strategic Partners Asia.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

Consolidated Balance Sheets of CBRE Strategic Partners Asia as of March 31, 2010 (unaudited) and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Assets
Real Estate	$254,743	$332,712
Other Assets	14,474	11,224

Total Assets	$269,217	$343,936

Liabilities and Equity
Notes Payable	$43,282	$68,686
Loan Payable	57,260	102,716
Other Liabilities	9,818	10,509

Total Liabilities	110,360	181,911

Company’s Equity	7,966	8,142
Other Investors’ Equity	150,891	153,883

Total Liabilities and Equity	$269,217	$343,936

Consolidated Statements of Operations of CBRE Strategic Partners Asia for the three months ended March 31, 2010 and 2009 (unaudited) (in thousands):

	Three Months Ended March 31,
	2010	2009
Total Revenues and Appreciation (Depreciation)	$(614)	$294
Total Expenses	2,666	20,174

Net Loss	(3,280)	(19,980)

Company’s Equity in Net Loss	$(176)	$(1,019)

Duke Joint Venture

On May 5, 2008, we entered into a contribution agreement with Duke Realty Limited Partnership (“Duke”), a subsidiary of Duke Realty Corporation (NYSE: DRE), to form the Duke joint venture to acquire $248,900,500 in industrial real property assets (the “Industrial Portfolio”). The Industrial Portfolio consists of six bulk industrial built-to-suit, fully leased properties. On September 12, 2008, we entered into an amendment to the contribution agreement to acquire a fully leased office building for $37,111,000 and to increase and revise the total purchase commitment to $282,400,000. We own an 80% interest and Duke owns a 20% interest in the Duke joint venture.

On June 12, 2008, September 30, 2008 and December 10, 2008, the Duke joint venture acquired fee interests in seven properties pursuant to the contribution agreement. All of the properties acquired were new built-to-suit, 100% leased, single-tenant buildings that do not have an operating history. The Duke joint venture obtained financing from 40/86 Mortgage Capital, Inc. for each of the seven properties. The financings, totaling $150,000,000, carry an interest rate of 5.58%, a term of five years and are cross-collateralized among the properties. The seven buildings were completed in 2008.

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

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

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

On March 31, 2010, the Duke joint venture acquired 3900 North Paramount Parkway, 3900 South Paramount Parkway and 1400 Perimeter Park Drive in Morrisville, NC, a suburb of Raleigh, for approximately $35,250,000, exclusive of customary closing costs and acquisition fees which are both expensed as incurred. We made contributions of approximately of $28,125,000 ($19,649,000 was made in cash and $8,476,000 in-kind as discussed below) to the Duke joint venture in connection with the acquisition.

On March 31, 2010, we contributed our Miramar I and Miramar II properties, located at 2300 and 2200 SW 145th Avenue in Miramar, FL, a suburb of Miami, to the Duke joint venture for approximately our cost of $42,650,000. Our cost of $42,650,000, of which $8,476,000 was considered an in-kind contribution by us to the Duke joint venture representing our 20% divestiture of the Miramar I and Miramar II properties, was part of a structured transaction as an offset to the $28,125,000 owed by us for our 80% share of the Duke joint venture’s purchase of 3900 North Paramount Parkway, 3900 South Paramount Parkway and 1400 Perimeter Park Drive.

As of March 31, 2010, the Duke joint venture has purchased approximately $465,766,000 of assets, exclusive of acquisition fees and closing costs, and holds interests in 17 properties, six located in Florida, three located in North Carolina, two located in Indiana, two located in Texas, two located in Arizona and one in each of Ohio and Tennessee.

The following table provides further detailed information concerning the properties held in the Duke joint venture at March 31, 2010:

Property and Market	Property Type	Net Rentable Square Feet	Tenant	Lease Expiration	Approximate Purchase Price (1)	Pro Rata Share of Approximate Purchase Price (2)	Approximate Debt Financing	Acquisition Fee (3)
Buckeye Logistics Center / Phoenix, AZ	Warehouse/ Distribution	604,678	Amazon.com(4)	06/2018	$43,601,000	$34,880,800	$20,000,000	$349,000
201 Sunridge Blvd. / Dallas, TX	Warehouse/ Distribution	822,550	Unilever(5)	09/2018	31,626,000	25,300,800	19,400,000	253,000
12200 President’s Court / Jacksonville, FL	Warehouse/ Distribution	772,210	Unilever(5)	09/2018	36,956,000	29,564,800	21,600,000	296,000
AllPoints at Anson Bldg. 1 / Indianapolis, IN	Warehouse/ Distribution	630,573	Amazon.com(4)	07/2018	33,401,000	26,720,800	17,000,000	267,000
Aspen Corporate Center 500 / Nashville, TN	Office	180,147	Verizon Wireless(6)	10/2018	37,111,000	29,688,800	21,200,000	297,000
125 Enterprise Parkway / Columbus, OH	Warehouse/ Distribution	1,142,400	Kellogg’s	03/2019	47,905,000	38,324,000	26,800,000	383,000
AllPoints Midwest Bldg. 1 / Indianapolis, IN	Warehouse/ Distribution	1,200,420	Prime Distribution	05/2019	51,800,000	41,440,000	24,000,000	414,000
22535 Colonial Pkwy. / Houston, TX	Office	89,750	Det Norske Veritas	06/2019	14,700,000	11,760,000	—	176,000
Celebration Office Center III / Orlando, FL	Office	100,924	Disney Vacation Development	04/2016	17,050,000	13,640,000	—	205,000
Fairfield Distribution Ctr. IX / Tampa, FL	Warehouse/ Distribution	136,212	Iron Mountain	08/2025	9,300,000	7,440,000	—	112,000
Northpoint III / Orlando, FL	Office	108,499	Florida Power	10/2021	18,240,000	14,592,000	—	219,000
Goodyear Crossing Ind. Park II / Phoenix, AZ	Warehouse/ Distribution	820,384	Amazon.com(4)	09/2019	45,645,000	36,516,000	—	548,000
3900 N. Paramount Pkwy. /Raleigh, NC	Office	100,987	PPD Development	11/2023	13,970,000	11,176,000	—	168,000
3900 S. Paramount Pkwy. / Raleigh, NC	Office	119,170	PPD Development/ LSSI	11/2023 10/2012	16,319,000	13,055,200	—	196,000
1400 Perimeter Park Drive / Raleigh, NC	Office	44,916	PPD Development	11/2023	4,962,000	3,969,600	—	60,000
Miramar I/ Miami, FL(7)	Office	94,060	DeVry	11/2017	17,056,000	13,644,800	—	—
Miramar II/ Miami, FL(7)	Office	128,540	Royal Caribbean	05/2016	26,124,000	20,899,200	—	—

		7,096,420			$465,766,000	$372,612,800	$150,000,000	$3,943,000

(1)	Approximate total purchase price, exclusive of closing costs, paid by the Duke joint venture for each of these properties.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

(2)	Pro rata share of approximate purchase price is at our pro rata share of effective ownership for each of these properties, which was funded using net proceeds of our public offerings.

(3)

Acquisition fees paid to our Investment Advisor are included in the total acquisition cost for the properties acquired prior to January 1, 2009, but are included as acquisition expenses for properties acquired subsequent to December 31, 2008.

(4)

Our tenants Amazon.com.indc, LLC, Amazon.com.axdc, Inc. and Amazon.com.azdc, Inc. are wholly-owned subsidiaries of Amazon.com. AllPoints at Anson Bldg. 1, Buckeye Logistics Center and Goodyear Crossing Ind. Park II are among Amazon’s largest fulfillment centers in North America by square footage.

(5)	Our tenant CONOPCO, Inc. is a wholly-owned subsidiary of Unilever United States, Inc., which is wholly-owned by Unilever N.V. and Unilever PLC, together Unilever.

(6)	Our tenant Cello Partnership does business as Verizon Wireless.

(7)	Consolidated properties acquired on December 31, 2009 and contributed to the Duke joint venture on March 31, 2010.

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

For a period of three years from the date of the operating agreement, the Duke joint venture will have the right of first offer to acquire additional newly developed bulk industrial built-to-suit properties from Duke if such properties satisfy certain specified conditions. We will retain the right to approve the acquisition and purchase price of each such property. The total amount of properties (inclusive of the Industrial Portfolio) that may be contributed to the Duke joint venture over this period may be up to $800,000,000. As of March 31, 2010, we have no further required capital commitments to fund the Duke joint venture, but may continue to participate in future available properties at our discretion.

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

Consolidated Balance Sheet of the Duke joint venture as of March 31, 2010 (unaudited) (in thousands):

	March 31, 2010	REIT Basis Adjustments (1)	Total
Assets
Real Estate Net	$414,902	$2,257	$417,159
Other Assets	37,364	—	37,364

Total Assets	$452,266	$2,257	$454,523

Liabilities and Equity
Notes Payable	$150,000	—	$150,000
Other Liabilities	4,850	—	4,850

Total Liabilities	154,850	—	154,850

Company’s Equity	237,933	2,257	240,190
Other Investor’s Equity	59,483	—	59,483

Total Liabilities and Equity	$452,266	$2,257	$454,523

(1)

REIT Basis Adjustments include those costs incurred by the Company outside of the Duke joint venture that are directly capitalizable to its investment in real estate assets acquired within the Duke joint venture including acquisition costs paid to our Investment Advisor prior to January 1, 2009. Thereafter such acquisition fees were expensed as incurred.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

Consolidated Balance Sheet of the Duke joint venture as of December 31, 2009 (in thousands):

	December 31, 2009	REIT Basis Adjustments (1)	Total
Assets
Real Estate Net	$339,746	$2,906	$342,652
Other Assets	41,979	—	41,979

Total Assets	$381,725	$2,906	$384,631

Liabilities and Equity
Notes Payable	$150,000	—	$150,000
Other Liabilities	4,295	—	4,295

Total Liabilities	154,295	—	154,295

Company’s Equity	182,182	2,906	185,088
Other Investor’s Equity	45,248	—	45,248

Total Liabilities and Equity	$381,725	$2,906	$384,631

(1)

REIT Basis Adjustments include those costs incurred by the Company outside of the Duke joint venture that are directly capitalizable to its investment in real estate assets acquired within the Duke joint venture including acquisition costs paid to our Investment Advisor prior to January 1, 2009. Thereafter such acquisition fees were expensed as incurred.

Consolidated Statement of Operations of the Duke joint venture for the three months ended March 31, 2010 and 2009, (unaudited) (in thousands);

	Three Months Ended March 31,
	2010	2009
Total Revenues	$9,960	$6,211
Operating Expenses	2,378	1,161
Interest	2,144	2,144
Depreciation and Amortization	4,086	2,789

Net Income	$1,352	$117

Company’s Share in Net Income	$844	$117
Adjustments for Company Basis	(32)	(32)

Company’s Equity in Net Income	$811	$85

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

The purchase agreement with the seller contained a two year master lease agreement whereby rental revenues were guaranteed by the seller on the 9% unoccupied space at the date of the acquisition up to a maximum of $1,102,000. In addition, leasing commissions and

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

tenant improvement allowances were to be reimbursed under the purchase agreement up to $934,000 over the same two year period for leasing activities incurred by Afton Ridge to lease this unoccupied space. As of March 31, 2010, $691,000 in rental revenue guarantee payments and $521,000 in leasing commission and tenant reimbursement payments, respectively, have been received by Afton Ridge and treated as purchase price adjustments in the period when the contingency was resolved on the Afton Ridge standalone financial statements. Our pro rata share of such purchase price adjustments have been treated as a reduction of our investment in Afton Ridge.

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

Consolidated Balance Sheet of Afton Ridge as of March 31, 2010 (unaudited) (in thousands):

	March 31, 2010	REIT Basis Adjustments (1)	Total
Assets
Real Estate Net	$47,386	$616	$48,002
Other Assets	4,404	—	4,404

Total Assets	$51,790	$616	$52,406

Liabilities and Equity
Note Payable	$25,500	—	$25,500
Other Liabilities	3,850	—	3,850

Total Liabilities	29,350	—	29,350

Company’s Equity	20,196	616	20,812
Other Investor’s Equity	2,244	—	2,244

Total Liabilities and Equity	$51,790	$616	$52,406

(1)

REIT Basis Adjustments include those costs incurred by the Company outside of Afton Ridge that are directly capitalizable to its investment in real estate assets acquired within Afton Ridge including acquisition costs paid to our Investment Advisor prior to January 1, 2009. Thereafter such acquisitions fees were expensed as incurred.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

Consolidated Balance Sheet of Afton Ridge as of December 31, 2009 (in thousands):

	December 31, 2009	REIT Basis Adjustments (1)	Total
Assets
Real Estate Net	$47,743	$623	$48,366
Other Assets	4,073	—	4,073

Total Assets	$51,816	$623	$52,439

Liabilities and Equity
Note Payable	$25,500	—	$25,500
Other Liabilities	3,822	—	3,822

Total Liabilities	29,322	—	29,322

Company’s Equity	20,244	623	20,867
Other Investor’s Equity	2,250	—	2,250

Total Liabilities and Equity	$51,816	$623	$52,439

(1)

REIT Basis Adjustments include those costs incurred by the Company outside of Afton Ridge that are directly capitalizable to its investment in real estate assets acquired within Afton Ridge including acquisition costs paid to our Investment Advisor prior to January 1, 2009. Thereafter such acquisitions fees were expensed as incurred.

Consolidated Statements of Operations of Afton Ridge for the three months ended March 31, 2010 and 2009 (unaudited) (in thousands);

	Three Months Ended March 31,
	2010	2009
Total Revenues	$1,300	$1,283
Operating Expenses	351	301
Interest	376	376
Depreciation and Amortization	452	450

Net Income	$121	$156

Company’s Share in Net Income	$109	$141
Adjustments for REIT Basis	(7)	(5)

Company’s Equity in Net Income	$102	$136

5. Acquisition Related Intangible Assets

Our acquisition related intangible assets are included in the consolidated balance sheets as acquired in-place lease value, acquired above market lease value and acquired below market lease value.

The following is a schedule of future amortization of acquisition related intangible assets as of March 31, 2010 (in thousands):

	Acquired In-Place Lease Value	Below Market Lease Value	Above Market Lease Value
2010 (Nine months ending December 31, 2010)	$7,300	$2,058	$2,354
2011	9,230	2,727	3,071
2012	7,663	1,990	3,023
2013	6,177	1,209	2,203
2014	4,964	1,114	1,104
2015	4,743	1,078	1,033
Thereafter	10,208	3,141	2,149

	$50,285	$13,317	$14,937

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

The amortization of the above and below-market lease values included in rental revenue were ($818,000) and $697,000, respectively, for the three months ended March 31, 2010, ($693,000) and $712,000, respectively, for the three months ended March 31, 2009. The amortization of in-place lease value included in amortization expense was $2,780,000 and $2,395,000 for the years ended March 31, 2010 and 2009, respectively.

6. Debt

Notes Payable secured by real property are summarized as follows (in thousands):

	Interest Rate as of		Maturity Date	Notes Payable as of
Property	March 31, 2010	December 31, 2009		March 31, 2010	December 31, 2009
REMEC	4.79%	4.79%	November 1, 2011	$13,250	$13,250
300 Constitution	4.84	4.84	April 1, 2012	12,000	12,000
Deerfield Commons I.(1)	5.23	5.23	December 1, 2015	9,725	9,725
602 Central Blvd.(2)	—	1.25	—	—	8,886
Bolingbrook Point III	5.26	5.26	January 1, 2015	9,000	9,000
Fairforest Bldg. 5(3)	6.33	6.33	February 1, 2024	10,216	10,330
Fairforest Bldg. 6(3)	5.42	5.42	June 1, 2019	3,191	3,257
HJ Park—Bldg. 1(3)	4.98	4.98	March 1, 2013	849	914
North Rhett I(3)	5.65	5.65	August 1, 2019	4,163	4,246
North Rhett II(3)	5.20	5.20	October 1, 2020	2,305	2,345
North Rhett III(3)	5.75	5.75	February 1, 2020	1,880	1,903
North Rhett IV(3)	5.80	5.80	February 1, 2025	10,221	10,328
Mt Holly Bldg.(3)	5.20	5.20	October 1, 2020	2,305	2,345
Orangeburg Park Bldg(3)	5.20	5.20	October 1, 2020	2,344	2,385
Kings Mountain I(3)	5.27	5.27	October 1, 2020	1,995	2,030
Kings Mountain II(3)	5.47	5.47	January 1, 2020	5,944	6,057
Union Cross Bldg. I(3)	5.50	5.50	July 1, 2021	2,889	2,935
Union Cross Bldg. II(3)	5.53	5.53	June 1, 2021	8,831	8,972
Thames Valley Five(4)(5)	6.42	6.42	May 30, 2013	11,386	12,117
Lakeside Office Center(6)	6.03	6.03	September 1, 2015	9,000	9,000
Enclave on the Lake(7)	5.45	5.45	May 1, 2011	18,184	18,274
Albion Mills Retail Park(4)(8)(9)	5.25	5.25	October 10, 2013	8,761	9,323
Avion Midrise III & IV(10)	5.52	5.52	April 1, 2014	21,660	21,765
12650 Ingenuity Drive(11)	5.62	5.62	October 1, 2014	13,332	13,424
Maskew Retail Park(4) (12)	5.68	5.68	August 10, 2014	21,217	22,578

Notes Payable				204,648	217,389
Less Discount				(4,381)	(4,615)
Less Albion Mills Retail Park Fair Value Adjustment				(256)	(349)

Notes Payable Less Discount and Fair Value Adjustment				$200,011	$212,425

(1)	Interest only payments are due monthly for the first 60 months of the loan term. Principal and interest payments are due monthly for the remaining 60 months of the loan term.

(2)	This loan was fully paid off on March 11, 2010.

(3)

These notes payable were assumed from the seller of the Carolina Portfolio on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount.

(4)	These loans are subject to certain financial covenants (interest coverage and loan to value).

(5)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of March 31, 2010 which expires on May 30, 2013. The stated rates on the mortgage note payable were 1.62% and 1.59% at March 31, 2010 and December 31, 2009, respectively, and were based on GBP-based LIBOR plus a spread of 1.01%.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

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

(9)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of March 31, 2010 which expires on October 10, 2013. The stated rates on the mortgage note payable were 1.92% and 1.88% at March 31, 2010 and December 31, 2009, respectively, and were based on GBP-based LIBOR plus a spread of 1.31%.

(10)	The loan was assumed from the seller of Avion Midrise III & IV on November 18, 2008 and was recorded at estimated fair value which includes the discount.

(11)	The loan was assumed from the seller of 12650 Ingenuity Drive on August 5, 2009 and was recorded at estimated fair value which includes the discount.

(12)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% plus 2.26 or 5.68% per annum as of March 31, 2010 which expires on August 10, 2014. The stated rates on the mortgage note payable was 2.87% and 2.83% at March 31, 2010 and December 31, 2009, respectively, and were based on GBP-based LIBOR plus a spread of 2.26%.

Notes Payable

On April 27, 2007, we, in connection with the acquisition of 602 Central Blvd., entered into a £5,500,000 financing arrangement with the Royal Bank of Scotland secured by the property. The loan was for a term of seven years with interest at a variable rate, adjusted quarterly, based on three month GBP-based LIBOR plus 0.67%, per annum. On March 11, 2010, we paid off the £5,500,000 ($8,281,000 at March 11, 2010) loan and expensed certain closing costs plus the unamortized deferred financing costs associated with obtaining the loan totaling $73,000. The interest rate cap agreement was cancelled concurrent with the loan payoff.

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. Assumption fees and other loan closing costs totaling $765,500 were capitalized as incurred. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. Principal payments totaling $916,000 were made during the three months ended March 31, 2010. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

On May 30, 2008, we entered into a £7,500,000 ($11,386,000 at March 31, 2010) financing arrangement with the Royal Bank of Scotland plc secured by the Thames Valley Five property. The loan is for a term of five years (with a two year extension option) and bears interest at a variable rate adjusted quarterly, based on three month GBP-based LIBOR plus 1.01%. In addition, we incurred financing costs of approximately £67,000 ($102,000 at March 31, 2010) associated with obtaining this loan. On August 14, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of March 31, 2010 and expires on May 30, 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On July 1, 2008, in connection with the acquisition of Enclave on the Lake, we assumed an $18,281,000 ($18,790,000 face value less discount of $509,000) loan from NorthMarq Capital, Inc. that bears interest at a fixed rate of 5.45% per annum and matures on May 1, 2011. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $90,000 were made during the three months ended March 31, 2010. In addition, we incurred financing costs totaling $241,000 in conjunction with the assumption of the loan.

On October 10, 2008, we entered into a £5,771,000 ($8,761,000 at March 31, 2010) financing agreement with the Royal Bank of Scotland plc secured by Albion Mills Retail Park property. The loan is for a term of five years and bears interest at a variable rate adjusted quarterly, based on three month GBP-based LIBOR plus 1.31%. In addition, we incurred financing costs of approximately £75,000 ($114,000 at March 31, 2010) associated with obtaining this loan. On November 25, 2008, we entered into the interest rate

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of March 31, 2010 and expires on October 10, 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On November 18, 2008, in connection with the acquisition of Avion Midrise III & IV, we assumed $20,851,000 ($22,186,000 face value less discount of $1,335,000) fixed rate mortgage loan from Capmark Finance, Inc. that bears interest at a rate of 5.52% per annum and matures on April 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $105,000 were made during the three months ended March 31, 2010. In addition, we incurred financing costs totaling $344,000 in conjunction with the assumption of the loan.

On August 5, 2009, in connection with the acquisition of 12650 Ingenuity Drive, we assumed a $12,522,000 ($13,539,000 face value less a discount of $967,000) fixed rate mortgage loan from PNC Bank, National Association that bears interest at a rate of 5.62% and matures on October 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $91,000 were made during the three months ended March 31, 2010. In addition, we incurred financing costs totaling $284,000 in conjunction with the assumption of the loan.

On August 10, 2009, we entered into a £13,975,000 ($21,217,000 at March 31, 2010) financing agreement with the Abbey National Treasury Services plc secured by the Maskew Retail Park property. On September 24, 2009, we drew the full amount of the loan and concurrently entered into an interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% plus 2.26% or 5.68% per annum for the five-year term of the loan. Interest only payments are due quarterly for the term of the loan with principal due at maturity. In addition, we incurred financing costs of approximately £268,000 ($407,000 at March 31, 2010) associated with obtaining this loan.

The minimum principal payments due for the notes payable are as follows as of March 31, 2010 (in thousands):

2010 (Nine months ending December 31, 2010)	$3,728
2011	36,152
2012	17,351
2013	25,578
2014	57,732
2015	31,397
Thereafter	32,710

$204,648

Loan Payable

On August 8, 2008, we entered into an amended and restated credit agreement with Bank of America, N.A. (“Bank of America”), which amended the terms of our prior credit agreement with Bank of America, to provide us with a new $45,000,000 unsecured revolving line of credit (the “Revolving Credit Facility”), and to replace our prior Bank of America term loan and revolving credit facility which matured in August 2008. The new Revolving Credit Facility was fully drawn upon at closing, with such proceeds utilized to pay down the full $45,000,000 amount outstanding under our prior Bank of America term loan (as of August 8, 2008, no amount was outstanding under our prior $10,000,000 Bank of America revolving credit facility). The new Revolving Credit Facility matures in August 2010 and bears interest at a floating rate of LIBOR plus 2.00% to 2.75%, based upon our leverage ratio as defined in the credit agreement (at our current leverage ratio, the Revolving Credit Facility bears interest at a floating rate of LIBOR plus 2.00%). An upfront fee of $292,500 was paid to Bank of America, and a fee equal to the actual daily amount by which the aggregate commitments exceed the total outstanding (both as defined in the amended and restated credit agreement) times 0.20% per annum if the total outstandings are equal to or more than 50% of the aggregate commitments, or 0.25% per annum otherwise, is accrued on unfunded balances under the Revolving Credit Facility. The loan contains various financial covenants and restrictions including a fixed charge coverage ratio of at least 1.75 to 1.00, as defined in the amended and restated credit agreement. As of March 31, 2010, there was no amount outstanding under the Revolving Credit Facility.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

Our organizational documents contain a limitation on the amount of indebtedness that we may incur, so that unless our shares are listed on a national securities exchange, our aggregate borrowing may not exceed 300% of our net assets unless any excess borrowing is approved by a majority of our independent trustees and is disclosed to shareholders in our next quarterly report.

7. Minimum Future Rents Receivable

The following is a schedule of minimum future rentals to be received on non-cancelable operating leases from consolidated properties as of March 31, 2010 (in thousands):

2010 (Nine months ending December 31, 2010)	$38,776
2011	50,702
2012	44,259
2013	37,331
2014	33,696
2015	32,600
Thereafter	171,131

$408,495

8. Concentrations

Tenant Revenue Concentrations

For the three months ended March 31, 2010, there were no significant revenue concentrations.

For the three months ended March 31, 2009, the tenant in Enclave on the Lake accounted for approximately $1,407,000 or approximately 11% of total revenues from consolidated properties. The lease under which the tenant occupies our Enclave on the Lake property expires in February 2012.

Geographic Concentrations

As of March 31, 2010, we owned 58 consolidated properties located in ten states (California, Florida, Georgia, Illinois, Massachusetts, Minnesota, North Carolina, South Carolina, Texas and Virginia) and in the United Kingdom.

As of March 31, 2009, we owned 52 consolidated properties located in eight states (California, Georgia, Illinois, Massachusetts, North Carolina, South Carolina, Texas and Virginia) and in the United Kingdom.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

Our geographic revenue concentrations from consolidated properties for the three months ended March 31, 2010, and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009
Domestic
South Carolina	19.78%	29.48%
Florida	15.86	—
Texas	13.03	20.17
California	12.17	5.68
Minnesota	7.83	—
Virginia	6.39	9.03
Massachusetts	5.63	4.39
Georgia	3.72	5.56
North Carolina	3.07	6.80
Illinois	1.22	2.85

Total Domestic	88.70	83.96
International
United Kingdom	11.30	16.04

Total	100.00%	100.00%

Our geographic long-lived asset concentrations from consolidated properties as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
Domestic
South Carolina	25.66%	23.95%
California	10.64	9.90
Texas	10.10	9.43
Florida	7.91	13.26
North Carolina	7.91	7.35
Minnesota	6.57	6.12
Virginia	5.92	5.53
Massachusetts	5.61	5.22
Illinois	2.51	2.33
Georgia	2.05	1.95

Total Domestic	84.88	85.04
International
United Kingdom	15.12	14.96

Total	100.00%	100.00%

9. Segment Disclosure

Our reportable segments consist of three types of commercial real estate properties, namely, Domestic Industrial Properties, Domestic Office Properties and International Office/Retail Properties. Management internally evaluates the operating performance and financial results of our segments based on net operating income. We also have certain general and administrative level activities including legal, accounting, tax preparation and shareholder servicing costs that are not considered separate operating segments. Our reportable segments are on the same basis of accounting as described in Note 2—“Basis of Presentation and Summary of Significant Accounting Policies.”

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, property management fees, property level general and administrative expenses and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our general and administrative expenses. The following table compares the net operating income for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Domestic Industrial Properties
Revenues:
Rental	$5,813	$4,686
Tenant Reimbursements	1,258	1,099

Total Revenues	7,071	5,785

Property and Related Expenses:
Operating and Maintenance	338	357
General and Administrative	46	45
Property Management Fee to Related Party	61	93
Property Taxes	1,431	1,056

Total Expenses	1,876	1,551

Net Operating Income	5,195	4,234

Domestic Office Properties
Revenues:
Rental	7,249	3,772
Tenant Reimbursements	1,579	761

Total Revenues	8,828	4,533

Property and Related Expenses:
Operating and Maintenance	1,157	789
General and Administrative	87	59
Property Management Fee to Related Party	33	37
Property Taxes	1,190	610

Total Expenses	2,467	1,495

Net Operating Income	6,361	3,038

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

	Three Months Ended March 31
	2010	2009
International Office/Retail Properties
Revenues:
Rental	1,940	1,884
Tenant Reimbursements	81	86

Total Revenues	2,021	1,970

Property and Related Expenses:
Operating and Maintenance	80	81
General and Administrative	35	53
Property Management Fee to Related Party	70	12

Total Expenses	185	146

Net Operating Income	1,836	1,824

Reconciliation to Consolidated Net Income (Loss)
Total Segment Net Operating Income	13,392	9,096
Interest Expense	3,095	2,807
General and Administrative	671	886
Investment Management Fee to Related Party	2,431	1,703
Acquisition Expenses	378	—
Depreciation and Amortization	7,243	5,722

	(426)	(2,022)

Other Income and Expenses
Interest and Other Income	598	121
Net Settlement Payments on Interest Rate Swaps	(214)	(81)
Loss on Interest Rate Swaps and Cap	(388)	(168)
Loss on Note Payable at Fair Value	(73)	(565)
Loss on Early Extinguishment of Debt	(73)	—

Loss Before Provision for Income Taxes and Equity in Income (Loss) of Unconsolidated Entities	(576)	(2,715)

Provision for Income Taxes	(15)	(29)
Equity in Income (Loss) of Unconsolidated Entities	737	(798)

Net Income (Loss)	146	(3,542)

Net (Income) Loss Attributable to Non-Controlling Operating Partnership Units	(1)	13

Net Income (Loss) Attributable to CB Richard Ellis Realty Trust Shareholders	$145	$(3,529)

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

Condensed Assets	March 31, 2010	December 31, 2009
Domestic Industrial Properties	$342,390	$346,681
Domestic Office Properties	234,570	279,658
International Office/Retail Properties	103,461	115,223
Non-Segment Assets	471,626	317,457

Total Assets	$1,152,047	$1,059,019

	Three Months Ended March 31,
Capital Expenditures	2010	2009
Domestic Industrial Properties	$113	$60
Domestic Office Properties	58	157
International Office/Retail Properties	—	190

Total Capital Expenditures	$171	$407

10. Investment Management and Other Fees to Related Parties

Pursuant to the agreement between our company, CBRE OP and the Investment Advisor (the “Advisory Agreement”), the Investment Advisor and its affiliates perform services relating to our ongoing public offering and the management of our assets. Items of compensation and equity participation are as follows:

Offering Costs Relating to Public Offerings

Offering costs totaling $12,074,000 and $7,343,000 were incurred during the three months ended March 31, 2010 and 2009, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Of the total amounts, $11,369,000 and $5,117,000 was incurred to CNL Securities Corp., as dealer manager and $45,000 and $22,000 was incurred to the Investment Advisor for reimbursable marketing for the three months ended March 31, 2010 and 2009, respectively. Each party will be paid the amount incurred from proceeds of the public offering. As of March 31, 2010 and December 2009 the accrued offering costs payable to related parties included in our consolidated balance sheets were $1,151,000 and $1,114,000.

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

The Investment Advisor earned investment management fees of $2,431,000 and $1,703,000 for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010 and December 31, 2009, the investment management fees payable to related party in our consolidated balance sheets were $805,000 and $757,000, respectively. In connection with services provided to the Investment

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

Advisor, CNL Fund Management Company, the Sub-Advisor and affiliate of the Dealer Manager pursuant to a sub-advisory agreement dated August 21, 2006, was paid by the Investment Advisor $336,000 and $235,000 for the three months ended March 31, 2010 and 2009, respectively.

Acquisition Fee and Expenses to Related Party

On January 30, 2009, we entered into that certain Second Amendment Advisory Agreement that permits the Investment Advisor to earn an acquisition fee of up to 1.5% of (i) the purchase price of real estate investments acquired by us, including any debt attributable to such investments, or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. The Investment Advisor earned acquisition fees of $296,000 and $0 for the three months ended March 31, 2010 and 2009, respectively. In connection with services provided to the Investment Advisor, the Sub Advisor, pursuant to a sub advisory agreement, was paid by the Investment Advisor acquisition fees of $55,000 and $0 for the three months ended March 31, 2010 and 2009, respectively. The Investment Advisor earned $42,000 and $0 in acquisition related expenses during the three months ended March 31, 2010 and 2009. Prior to the adoption of “Business Combinations” on January 1, 2009, these acquisitions fees and expenses were capitalized to investments in real estate and related intangibles.

Management Services to Related Party

Affiliates of the Investment Advisor may also provide leasing, brokerage, property management, or mortgage banking services for us. CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor, received property management fees of approximately $164,000 and $142,000 for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010 and December 31, 2009 the property management fees payable to related party included in our consolidated balance sheets were $116,000 and $106,000, respectively. No brokerage fees were paid to affiliates of the Investment Advisor for the three months ended March 31, 2010 and 2009 and no mortgage banking fees were paid to CBRE Capital Markets, as affiliate of the Investment Advisor, for three months ended March 31, 2010 and 2009 respectively.

Affiliates of the Investment Advisor received leasing fees of $95,000 and $67,000 for the three months ended March 31, 2010 and 2009.

No management services fees were paid to CB Richard Ellis, UK for the three months ended March 31, 2010 and 2009, respectively.

11. Equity Incentive Plan and Performance Bonus Plan

Equity Incentive Plan

We have adopted a 2004 equity incentive plan. The purpose of the 2004 equity incentive plan is to provide us with the flexibility to use share options and other awards to provide a means of performance-based compensation. Our key employees, directors, trustees, officers, advisors, consultants or other personnel and our subsidiaries or other persons expected to provide significant services or our subsidiaries, including employees of the Investment Advisor, would be eligible to be granted share options, restricted shares, phantom shares, distribution equivalent rights and other share- based awards under the 2004 equity incentive plan. No awards of any kind have been made under this plan during the three months ended March 31, 2010 and 2009, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events” for additional disclosure.

Performance Bonus Plan

We have adopted a 2004 performance bonus plan. Annual bonuses under our 2004 performance bonus plan are awarded by our Compensation Committee to selected key employees, including employees of the Investment Advisor, based on corporate factors or individual factors (or a combination of both). Subject to the provisions of the 2004 performance bonus plan, the Compensation Committee will (i) determine and designate those key employees to whom bonuses are to be granted; (ii) determine, consistently with the 2004 performance bonus plan, the amount of the bonus to be granted to any key employee for any performance period; and (iii) determine, consistently with the 2004 performance bonus plan, the terms and conditions of each bonus. Bonuses may be so awarded by the Compensation Committee prior to the commencement of any performance period, during or after any performance period. No bonus shall exceed 200% of the key employee’s aggregate salary for the year. The Compensation Committee may provide

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

for partial bonus payments at target and other levels. Corporate performance hurdles for bonuses may be adjusted by the Compensation Committee in its discretion to reflect (i) dilution from corporate acquisitions and share offerings, and (ii) changes in applicable accounting rules and standards. The Compensation Committee may determine that bonuses shall be paid in cash or shares or other equity-based grants, or a combination thereof. The Compensation Committee may also provide that any such share grants be made under our 2004 equity incentive plan or any other equity-based plan or program we may establish. The Compensation Committee may provide for programs under which the payment of bonuses may be deferred at the election of the employee. No bonuses were awarded and no bonus related expenses were incurred by us during the three months ended March 31, 2010 and 2009, respectively.

12. Shareholders’ Equity

Under our declaration of trust, we have the authority to issue a total of 1,000,000,000 shares of beneficial interest. Of the total shares authorized, 990,000,000 shares are designated as common shares with a par value of $0.01 per share and 10,000,000 shares are designated as preferred shares.

The registration statement relating to our initial public offering was declared effective by the SEC on October 24, 2006. CNL Securities Corp. acted as the dealer manager of this offering. The registration statement covered up to $2,000,000,000 in common shares of beneficial interest, 90% of which were offered at a price of $10.00 per share, and 10% of which were offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. As of January 29, 2009, we had issued 60,808,967 common shares in our initial public offering. We terminated the initial public offering effective as of the close of business on January 29, 2009. The registration statement relating to our follow-on public offering was declared effective by the SEC on January 30, 2009. CNL Securities Corp. is the dealer manager of this offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through March 31, 2010, we received gross offering proceeds of approximately $558,098,008 from the sale of 55,915,772 shares.

During the three months ended March 31, 2010 and 2009, we repurchased 470,187 common shares, and 313,565 common shares, respectively, under our Share Redemption Program for $4,253,000 and $2,775,000, respectively.

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

The following table reconciles the distributions declared per common share to the distributions paid per common share during the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Distributions declared per common share	$0.150	$0.150
Less: Distributions declared in the current period, and paid in the subsequent period	(0.150)	(0.150)
Add: Distributions declared in the prior year, and paid in the current year	0.150	0.150

Distributions paid per common share	$0.150	$0.150

Distributions to shareholders during the three months ended March 31, 2010 and 2009 totaled $14,750,000, and $8,988,000, respectively.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

We issued 652,363 common shares and 385,616 common shares pursuant to our dividend reinvestment plan for the three months ended March 31, 2010 and 2009, respectively.

14. Derivative Instruments

The following table sets forth the terms of our interest rate swap derivative instruments at March 31, 2010 (amounts in thousands):

Type of Instrument	Notional Amount	Fair Value	Pay Fixed Rate	Receive Variable Rate (1)	Maturity Date
Non-qualifying Interest Rate Swap on Thames Valley Five debt	$11,386	$(1,177)	5.41%	0.64%	May 30, 2013
Non-qualifying Interest Rate Swap on Albion Mills Retail Park debt	$8,675	$(534)	3.94%	0.61%	October 10, 2013
Qualifying Interest Rate Swap on Maskew Retail Park debt	$21,217	$(873)	3.42%	0.62%	August 10, 2014

The following table sets forth the terms of our interest rate swap derivative instruments at December 31, 2009 (amounts in thousands):

Type of Instrument	Notional Amount	Fair Value	Pay Fixed Rate	Receive Variable Rate (1)	Maturity Date
Non-qualifying Interest Rate Swap on Thames Valley Five debt	$12,117	$(1,049)	5.41%	0.61%	May 30, 2013
Non-qualifying Interest Rate Swap on Albion Mills Retail Park debt	$9,231	$(361)	3.94%	0.56%	October 10, 2013
Qualifying Interest Rate Swap on Maskew Retail Park debt	$22,578	$(293)	3.42%	0.58%	August 10, 2014

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of swaps.

We marked our two non-qualifying economic hedge interest rate swap instruments to their estimated fair value of ($1,711,000) and ($1,410,000) on the consolidated balance sheet at March 31, 2010 and December 31, 2009 included in Liabilities as Interest Rate Swaps at Fair Value. We recognized a loss on interest rate swaps of $388,000 and $168,000 for the three months ended March 31, 2010 and 2009 included in Loss on Interest Rate Swaps and Cap on the Consolidated Statement of Operations.

Our $21,217,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our Maskew Retail Park variable rate note payable from its inception on September 24, 2009. The estimated fair value of the interest rate swap value of ($873,000) and ($293,000) as of March 31, 2010 and December 31, 2009, respectively, has resulted in a swap fair value adjustment being recorded to other comprehensive loss totaling $580,000 for the three months ended March 31, 2010. There was no measured ineffectiveness for the qualifying hedge during the year ended December 31, 2009.

As discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” all of our derivative instruments are used as economic hedges to swap identified variable rate debt interest payments to fixed rate payments through the use of interest rate swap agreements. Our Maskew Retail Park hedge is our only qualifying cash flow hedge in accordance with the accounting for derivative instruments and hedging activities. Further disclosures regarding our derivative financial instruments are included in Note 16 (Fair Value of Financial Instruments and Investments) of these consolidated financial statements.

15. Fair Value of Financial Instruments and Investments

We apply the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical financial instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

judgment or estimation. We have classified the Albion Mills Retail Park notes payable as Level 3 as of March 31, 2010 and December 31, 2009 due to the lack of current market activity and our reliance on unobservable inputs to estimate the fair value of the mortgage note payable.

As of March 31, 2010 and December 31, 2009, we held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, an interest rate cap, interest rate swap derivative contracts and our equity method investment in CBRE Strategic Partners Asia. Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less, including money market funds and U.S. Government obligations. Derivative instruments are related to our economic hedging activities with respect to interest rates.

The fair values of the interest rate cap and swap derivative agreements are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rate fell above the strike rate of the interest rate cap agreement, and by discounting the future expected cash payments and receipts on the pay and receive legs of the interest rate swap agreements that swap the estimated variable rate mortgage note payment stream for a fixed rate payment stream over the period of the loan. The variable interest rates used in the calculation of projected receipts on the interest rate cap agreement and on the interest rate swap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements (where appropriate). Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2010 and December 31, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

The following items are measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009 (in thousands):

	As of March 31, 2010
			Fair Value Measurements Using:
	Carrying Value	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash and Cash Equivalents	$169,919	$169,919	$169,919	$—	$—
Interest Rate Swaps at Fair Value	$(2,584)	$(2,584)	$—	$(2,584)	$—
Investment in CBRE Strategic Partners Asia	$7,966	$7,966	$—	$—	$7,966
Note Payable at Fair Value	$(8,505)	$(8,505)	$—	$—	$(8,505)

	As of December 31, 2009
			Fair Value Measurements Using:
	Carrying Value	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash and Cash Equivalents	$79,997	$79,997	$79,997	$—	$—
Interest Rate Cap at Fair Value	$1	$1	$—	$1	$—
Interest Rate Swaps at Fair Value	$(1,703)	$(1,703)	$—	$(1,703)	$—
Investment in CBRE Strategic Partners Asia	$8,142	$8,142	$—	$—	$8,142
Note Payable at Fair Value	$(8,974)	$(8,974)	$—	$—	$(8,974)

The following table presents our activity for the variable rate note payable and our investment in CBRE Strategic Partners Asia measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Note Payable	Investment in CBRE Strategic Partners Asia
Balance at January 1, 2010	$(8,974)	$8,142
Transfers to Level 3	—	—
Contributions	—	2,435
Distributions	—	(2,435)
Total Loss on Fair Value Adjustment	(73)	(176)
Translation Adjustment	542	—

Balance at March 31, 2010	$(8,505)	$7,966

The Amount of Total Loss for the Period Included in Earnings Attributable to the Note Payable and Investment still held at March 31, 2010.	$(73)	$(176)

Gains and losses (realized and unrealized) included in earnings related to the interest rate cap and swaps, as well as for the elected fair value note payable for the three months ended March 31, 2010 and 2009 are reported as components of “Other Income and Expense” on the consolidated statements of operations.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

Disclosure of Fair Value Financial Instruments

For disclosure purposes only, the following table summarizes our notes payable and their estimated fair value at March 31, 2010 and December 31, 2009 (in thousands):

	Book Value		Fair Value
Financial Instrument	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Notes Payable	$191,506	$203,451	$190,182	$201,113
Note Payable at Fair Value	$8,505	$8,974	$8,505	$8,974

For purposes of this fair value disclosure, we based our fair value estimate for notes payable on our internal valuation that includes a representative sample of our lenders’ market interest rate quotes as of March 31, 2010 and December 31, 2009 for debt with similar risk characteristics and maturities. We based the Note Payable carried at fair value on a third party appraiser’s valuation which used similar techniques as our internal valuation model as of March 31, 2010 and December 31, 2009.

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

We applied the fair value option for the Albion Mills Retail Park note payable at each reporting period. Included in loss on notes payable at fair value in the statement of operations were $73,000 and $565,000 for the three months ended March 31, 2010 and 2009, respectively. In addition, there were $542,000 and $70,000 translation losses recorded to Other Comprehensive Loss at March 31, 2010 and 2009, respectively.

17. Commitments and Contingencies

We have agreed to a capital commitment of up to $20,000,000 in CBRE Strategic Partners Asia, which extends to January 31, 2011. As of March 31, 2010, we funded $11,513,983 of our capital commitment. CBRE Investors, our sponsor, formed CBRE Strategic Partners Asia, to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. If we and all other currently committed capital investors had funded our entire commitments in CBRE Strategic Partners Asia as of March 31, 2010, we would have owned an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. A majority of our trustees (including a majority of our independent trustees) not otherwise interested in this transaction approved the transaction as being fair, competitive and commercially reasonable. CBRE Strategic Partners Asia is managed by CB Richard Ellis Investors SP Asia II, LLC or the Fund Manager, a subsidiary of CBRE Investors.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

18. Comprehensive Loss

U.S. GAAP requires that the effect of foreign currency translation adjustments be classified as comprehensive income (loss). The following table sets forth our comprehensive loss for the three months ended March 31, 2010 and 2009, (in thousands):

	Three Months Ended March 31,
	2010	2009
Net Income (Loss)	$146	$(3,542)
Foreign Currency Translation Loss	(3,412)	(1,310)
Swap Fair Value Adjustment	(580)	—

Total Comprehensive Loss	(3,846)	(4,852)
Comprehensive Loss Attributable to Non-Controlling Interest	7	18

Comprehensive Loss Attributable to CB Richard Ellis Realty Trust Shareholders	$(3,839)	$(4,834)

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

On March 31, 2009, the Carolina TRS was dissolved. We had made a taxable REIT subsidiary election for all held for sale properties during the tax years beginning January 1, 2007. On September 30, 2008 all held for sale properties were reclassified as held for investment and transferred to CBRE OP.

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

Included as a component of our tax provision, we have incurred income and other taxes (franchise, local and state government and international) related to our continuing operations in the amount of $15,000 and $29,000 for California, Georgia, Minnesota, Texas, North Carolina, and United Kingdom impacting our operations during the three months ended March 31, 2010 and 2009, respectively. The United Kingdom taxes real property operating results at a statutory rate of 22%. The United Kingdom taxable losses to date have generated a deferred tax asset of approximately $224,000 consisting of these net operating carryforwards. We have provided for a full valuation allowance of ($224,000) as of three months ended March 31, 2010 on deferred tax assets because it is not likely that future operating profits in the United Kingdom would be sufficient to absorb the net operating losses.

20. Subsequent Events

From April 1, 2010 through May 7, 2010, we received gross proceeds from our current public offering of approximately $75,628,321 from the sale of 7,601,348 common shares.

On April 8, 2010, we acquired 5160 Hacienda Drive, located in Dublin, CA, in the Greater San Francisco/East Bay area. We acquired 5160 Hacienda Drive for approximately $38,500,000, exclusive of customary closing costs, using the net proceeds from our current public offering. Upon closing, we paid the Investment Advisor a $577,500 acquisition fee. 5160 Hacienda Drive is a 201,620 square

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

foot corporate headquarters and research and development building that was completed in 1998. The property is 100% leased to Carl Zeiss Meditec, Inc. and guaranteed by Carl Zeiss Meditec AG, through September 2019. Carl Zeiss Meditec, Inc. is a market leader in the medical optics industry and utilizes the property as its U.S. corporate headquarters and research and development facility.

On April 22, 2010, we contributed an additional $583,456 of our CBRE Strategic Partners Asia capital commitment which was funded using net proceeds from our current public offering.

On May 7, 2010, we acquired 10450 Pacific Center Court, located in San Diego. We acquired 10450 Pacific Center Court for approximately for $32,750,000, exclusive of customary closing costs, using net proceeds from our current public offering. Upon closing, we paid the Investment Advisor a $491,250 acquisition fee. 10450 Pacific Center Court is a 134,000 square foot office building that was completed in 1985. The property is 100% leased to Time Warner Cable Inc. through February 2018. Time Warner Cable Inc. is one of the nation’s largest cable services providers and utilizes the property as its regional corporate headquarters for its San Diego operations.

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

¡

other factors discussed under Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009 and those factors that may be contained in any filing we make with the SEC, including Part II, Item 1A of this Form 10-Q.

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

As of March 31, 2010, we owned, on a consolidated basis, 58 office, retail, and industrial (primarily warehouse/distribution) properties located in 10 states (California, Florida, Georgia, Illinois, Massachusetts, Minnesota, North Carolina, South Carolina, Texas and Virginia) and in the United Kingdom, encompassing approximately 8,407,000 rentable square feet, as well as one undeveloped land parcel in Georgia. In addition, we have ownership interests in three unconsolidated entities that, as of March 31, 2010, owned interests in 27 properties. Excluding those properties owned through our investment in CBRE Strategic Partners Asia, we owned on an unconsolidated basis, 18 industrial, office and retail properties located in seven states (Arizona, Florida, Indiana, North Carolina, Ohio, Tennessee and Texas) encompassing approximately 7,392,000 rentable square feet.

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

The registration statement relating to our follow-on public offering was declared effective by the Securities and Exchange Commission (the “SEC”) on January 30, 2009. CNL Securities Corp. is the dealer manager of our offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through March 31, 2010, we received gross offering proceeds of approximately $558,098,008 from the sale of 55,915,772 shares.

We are externally managed by CBRE Advisors LLC (the “Investment Advisor”), and all of our real estate investments are held directly by, or indirectly through wholly owned subsidiaries of, CBRE Operating Partnership, L.P., (the “CBRE OP”). Generally, we contribute the proceeds we receive from the issuance of common shares for cash to CBRE OP and CBRE OP, in turn, issues units of limited partnership to us, which entitle us to receive our share of CBRE OP’s earnings or losses and net cash flow. Provided we have sufficient available cash flow, we intend to pay our shareholders quarterly cash dividends. We are structured in a manner that allows CBRE OP to issue limited partnership interests from time to time in exchange for real estate properties. By structuring our acquisitions in this manner, the contributors of real estate to CBRE OP are generally able to defer gain recognition for U.S. federal income tax purposes. We have elected to be taxed as a real estate investment trust, (“REIT”), for U.S. federal income tax purposes. As a REIT, our company generally will not be subject to U.S. federal income tax on that portion of income that is distributed to shareholders if at least 90% of our company’s REIT taxable income is distributed to our shareholders.

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

Beginning in the second half of 2007, U.S. economic activity weakened due initially to stresses in the residential housing and financial sectors. The weak economic environment continued through 2008 and 2009, and the timing of a full economic recovery remains uncertain at this time. The currently-weak economic environment may result in declining demand for office, industrial and retail space, increasing tenant bankruptcies, lower average occupancy rates and effective rents, including potentially in our real estate portfolio which may impact our net income, funds from operations and cash flow.

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

The table below provides information relating to our properties, excluding those owned through our investment in CBRE Strategic Partners Asia, as of March 31, 2010. We purchased all of these properties from unaffiliated third parties. These properties are subject to competition from similar properties within their market areas and their economic performance could be affected by changes in local economic conditions. In evaluating these properties for acquisition, we considered a variety of factors including location, functionality and design, price per square foot, the credit worthiness of tenants, length of lease terms, market fundamentals and the in-place rental rates compared to market rates.

As of March 31, 2010, we owned the following properties:

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Domestic Consolidated Properties:
REMEC Corporate Campus 1 San Diego, CA	9/15/2004	1983	Office	100.00%	34	100.00%	$6,833
REMEC Corporate Campus 2 San Diego, CA	9/15/2004	1983	Office	100.00%	30	100.00%	6,125
REMEC Corporate Campus 3 San Diego, CA	9/15/2004	1983	Office	100.00%	37	100.00%	7,523
REMEC Corporate Campus 4 San Diego, CA	9/15/2004	1983	Office	100.00%	31	100.00%	6,186
300 Constitution Drive Boston, MA	11/3/2004	1998	Warehouse/Distribution	100.00%	330	100.00%	19,805
Deerfield Commons(2) Atlanta, GA	6/21/2005	2000	Office	100.00%	122	95.48%	21,834
505 Century(3) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	100	72.40%	6,095
631 International(3) Dallas, TX	1/9/2006	1998	Warehouse/Distribution	100.00%	73	100.00%	5,407
660 North Dorothy(3) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	120	97.29%	6,836
Bolingbrook Point III Chicago, IL	8/29/2007	2006	Warehouse/Distribution	100.00%	185	100.00%	18,170
Cherokee Corporate Park(3) Spartanburg, SC	8/30/2007	2000	Warehouse/Distribution	100.00%	60	100.00%	3,775
Community Cash Complex 1(3) Spartanburg, SC	8/30/2007	1960	Warehouse/Distribution	100.00%	205	35.26%	2,690
Community Cash Complex 2(3) Spartanburg, SC	8/30/2007	1978	Warehouse/Distribution	100.00%	145	35.07%	2,225
Community Cash Complex 3(3) Spartanburg, SC	8/30/2007	1981	Warehouse/Distribution	100.00%	116	100.00%	1,701
Community Cash Complex 4(3) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	33	100.00%	547
Community Cash Complex 5(3) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	53	84.85%	824
Fairforest Building 1(3) Spartanburg, SC	8/30/2007	2000	Manufacturing	100.00%	51	100.00%	2,974
Fairforest Building 2(3) Spartanburg, SC	8/30/2007	1999	Manufacturing	100.00%	104	100.00%	5,379
Fairforest Building 3(3) Spartanburg, SC	8/30/2007	2000	Manufacturing	100.00%	100	100.00%	5,760
Fairforest Building 4(3) Spartanburg, SC	8/30/2007	2001	Manufacturing	100.00%	101	100.00%	5,640
Fairforest Building 5 Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	316	100.00%	16,968
Fairforest Building 6 Spartanburg, SC	8/30/2007	2005	Manufacturing	100.00%	101	100.00%	7,469
Fairforest Building 7(3) Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	101	0.00%	5,626
Greenville/Spartanburg Industrial Park(3) Spartanburg, SC	8/30/2007	1990	Manufacturing	100.00%	67	100.00%	3,388
Highway 290 Commerce Park Building 1(3) Spartanburg, SC	8/30/2007	1995	Warehouse/Distribution	100.00%	150	100.00%	5,388
Highway 290 Commerce Park Building 5(3) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	30	100.00%	1,420
Highway 290 Commerce Park Building 7(3) Spartanburg, SC	8/30/2007	1994	Warehouse/Distribution	100.00%	88	0.00%	4,889
HJ Park Building 1 Spartanburg, SC	8/30/2007	2003	Manufacturing	100.00%	70	100.00%	4,216
Jedburg Commerce Park(3) Charleston, SC	8/30/2007	2007	Manufacturing	100.00%	513	100.00%	41,991
Kings Mountain I Charlotte, NC	8/30/2007	1998	Warehouse/Distribution	100.00%	100	100.00%	5,497

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Kings Mountain II Charlotte, NC	8/30/2007	2002	Warehouse/Distribution	100.00%	302	100.00%	11,311
Mount Holly Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	100.00%	6,208
North Rhett I Charleston, SC	8/30/2007	1973	Warehouse/Distribution	100.00%	285	100.00%	10,302
North Rhett II Charleston, SC	8/30/2007	2001	Warehouse/Distribution	100.00%	102	0.00%	7,073
North Rhett III Charleston, SC	8/30/2007	2002	Warehouse/Distribution	100.00%	80	100.00%	4,812
North Rhett IV Charleston, SC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	100.00%	17,060
Orangeburg Park Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	100.00%	5,474
Orchard Business Park 2(3) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	18	100.00%	761
Union Cross Building I Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	101	100.00%	6,585
Union Cross Building II Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	0.00%	17,216
Highway 290 Commerce Park Building 2(3) Spartanburg, SC	9/24/2007	1995	Warehouse/Distribution	100.00%	100	100.00%	4,626
Highway 290 Commerce Park Building 6(3) Spartanburg, SC	11/1/2007	1996	Warehouse/Distribution	100.00%	105	0.00%	3,760
Orchard Business Park 1(3) Spartanburg, SC	11/1/2007	1994	Warehouse/Distribution	100.00%	33	100.00%	1,378
Lakeside Office Center Dallas, TX	3/5/2008	2006	Office	100.00%	99	95.26%	17,994
Kings Mountain III(3) Charlotte, NC	3/14/2008	2007	Warehouse/Distribution	100.00%	542	0.00%	25,728
Enclave on the Lake Houston, TX	7/1/2008	1999	Office	100.00%	171	100.00%	37,827
Avion Midrise III Washington, DC	11/18/2008	2002	Office	100.00%	71	100.00%	21,111
Avion Midrise IV Washington, DC	11/18/2008	2002	Office	100.00%	72	100.00%	21,112
13201 Wilfred(3) Minneapolis, MN	6/29/2009	1999	Warehouse/Distribution	100.00%	335	100.00%	15,340
3011, 3055 & 3077 Comcast Place(3) Oakland, CA	7/1/2009	1988	Office	100.00%	220	100.00%	49,000
140 Depot Street(3) Boston, MA	7/31/2009	2007	Warehouse/Distribution	100.00%	238	100.00%	18,950
12650 Ingenuity Drive Orlando, FL	8/5/2009	1999	Office	100.00%	125	100.00%	25,350
Crest Ridge Corporate Center 1(3) Minneapolis, MN	8/17/2009	2009	Office	100.00%	116	100.00%	28,419
West Point Trade Center(3) Jacksonville, FL	12/30/2009	2009	Warehouse/Distribution	100.00%	602	100.00%	29,000

Total Domestic Consolidated Properties					8,117	81.15%	619,578

International Consolidated Properties:
602 Central Blvd.(3) Coventry, UK	4/27/2007	2001	Office	100.00%	50	0.00%	23,847
Thames Valley Five Reading, UK	3/20/2008	1998	Office	100.00%	40	100.00%	29,572
Albion Mills Retail Park Wakefield, UK	7/11/2008	2000	Retail	100.00%	55	100.00%	22,098
Maskew Retail Park Peterborough, UK	10/23/2008	2007	Retail	100.00%	145	100.00%	53,740

Total International Consolidated Properties					290	82.77%	129,257

Total Consolidated Properties					8,407	81.20%	748,835

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Unconsolidated Properties(4) :

Buckeye Logistics Center (5) Phoenix, AZ	6/12/2008	2008	Warehouse/Distribution	80.00%	605	100.00%	35,573
Afton Ridge Shopping Center(6) Charlotte, NC	9/18/2008	2007	Retail	90.00%	296	94.33%	44,621
AllPoints at Anson Bldg. 1(5) Indianapolis, IN	9/30/2008	2008	Warehouse/Distribution	80.00%	631	100.00%	27,150
12200 President’s Court(5) Jacksonville, FL	9/30/2008	2008	Warehouse/Distribution	80.00%	772	100.00%	29,995
201 Sunridge Blvd.(5) Dallas, TX	9/30/2008	2008	Warehouse/Distribution	80.00%	823	100.00%	25,690
Aspen Corporate Center 500(5) Nashville, TN	9/30/2008	2008	Office	80.00%	180	100.00%	30,033
125 Enterprise Parkway(5) Columbus, OH	12/10/2008	2008	Warehouse/Distribution	80.00%	1,142	100.00%	38,088
AllPoints Midwest Bldg. I(5) Indianapolis, IN	12/10/2008	2008	Warehouse/Distribution	80.00%	1,200	100.00%	41,428
Celebration Office Center(3)(5) Orlando, FL	5/13/2009	2009	Office	80.00%	101	100.00%	13,640
22535 Colonial Pkwy(3)(5) Houston, TX	5/13/2009	2009	Office	80.00%	90	100.00%	11,596
Fairfield Distribution Ctr. IX(3)(5) Tampa, FL	5/13/2009	2008	Warehouse/ Distribution	80.00%	136	100.00%	7,151
Northpoint III(3)(5) Orlando, FL	10/15/2009	2001	Office	80.00%	108	100.00%	14,592
Goodyear Crossing Ind. Park II(3)(5) Phoenix, AZ	12/07/2009	2009	Warehouse/ Distribution	80.00%	820	100.00%	36,516
3900 North Paramount Parkway(3)(5) Raleigh, NC	3/31/2010	1999	Office	80.00%	101	100.00%	11,176
3900 South Paramount Parkway(3)(5) Raleigh, NC	3/31/2010	1999	Office	80.00%	119	100.00%	13,055
1400 Perimeter Park Drive(3)(5) Raleigh, NC	3/31/2010	1991	Office	80.00%	45	100.00%	3,970
Miramar I(3)(5)(7) Fort Lauderdale, FL	3/31/2010	2001	Office	80.00%	94	100.00%	13,645
Miramar II(3)(5)(7) Fort Lauderdale, FL	3/31/2010	2001	Office	80.00%	129	100.00%	20,899

Total Unconsolidated Properties(4)					7,392	99.77%	418,818

Total Properties(4)					15,799	89.89%	$1,167,653

(1)	Approximate total acquisition cost represents the pro rata purchase price inclusive of customary closing costs and acquisition fees/acquisition expenses.

(2)	Includes undeveloped land zoned for future use.

(3)	This property is unencumbered and not secured by mortgage debt.

(4)	Does not include CBRE Strategic Partners Asia properties.

(5)	This property is held through the Duke joint venture.

(6)	This property is held through the Afton Ridge joint venture.

(7)	Consolidated properties acquired on December 31, 2009 and contributed to the Duke joint venture.

Property Type Concentration

Our property type concentrations as of March 31, 2010 are as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties (1)			Consolidated & Unconsolidated Properties (1)
Property Type	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
Warehouse/Distribution	34	5,881	$293,447	8	6,129	$241,591	42	12,010	$535,038
Office	14	1,218	302,733	9	967	132,606	23	2,185	435,339
Retail	2	201	75,838	1	296	44,621	3	497	120,459
Manufacturing	8	1,107	76,817	—	—	—	8	1,107	76,817

Total	58	8,407	$748,835	18	7,392	$418,818	76	15,799	$1,167,653

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Geographic Concentration

Our geographic concentrations as of March 31, 2010 are as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties (1)			Consolidated & Unconsolidated Properties (1)
Domestic	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
South Carolina	29	3,647	$184,324	—	—	$—	29	3,647	$184,324
Florida	2	725	54,350	6	1,340	99,922	8	2,065	154,272
North Carolina	5	1,360	66,337	4	561	72,822	9	1,921	139,159
Texas	5	563	74,159	2	913	37,286	7	1,476	111,445
California	5	352	75,667	—	—	—	5	352	75,667
Arizona	—	—	—	2	1,425	72,089	2	1,425	72,089
Indiana	—	—	—	2	1,831	68,578	2	1,831	68,578
Minnesota	2	452	43,759	—	—	—	2	452	43,759
Virginia	2	143	42,223	—	—	—	2	143	42,223
Massachusetts	2	568	38,755	—	—	—	2	568	38,755
Ohio	—	—	—	1	1,142	38,088	1	1,142	38,088
Tennessee	—	—	—	1	180	30,033	1	180	30,033
Georgia	1	122	21,834	—	—	—	1	122	21,834
Illinois	1	185	18,170	—	—	—	1	185	18,170

Total Domestic	54	8,117	619,578	18	7,392	418,818	72	15,509	1,038,396
International
United Kingdom	4	290	129,257	—	—	—	4	290	129,257

Total	58	8,407	$748,835	18	7,392	$418,818	76	15,799	$1,167,653

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Significant Tenants

The following table details our largest tenants as of March 31, 2010 (in thousands):

			Consolidated Properties		Unconsolidated Properties (1)		Consolidated & Unconsolidated Properties (1)
	Tenant	Primary Industry	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
1	Amazon.com(2)	Internet Retail	—	$—	2,056	$7,705	2,056	$7,705
2	Comcast	Telecommunications	220	4,578	—	—	220	4,578
3	SBM Offshore(3)	Petroleum and Mining	171	4,277	—	—	171	4,277
4	Unilever(4)	Consumer Products	—	—	1,595	3,864	1,595	3,864
5	PPD Development	Pharmaceutical and Health Care Related	—	—	251	3,616	251	3,616
6	Prime Distribution Services	Logistics and Distribution	—	—	1,200	2,958	1,200	2,958
7	American LaFrance	Vehicle Related Manufacturing	513	2,892	—	—	513	2,892
8	Kellogg’s	Consumer Product	—	—	1,142	2,817	1,142	2,817
9	B&Q	Home Furnishings/ Home Improvement	104	2,536	—	—	104	2,536
10	Regus Business Centers	Executive Office Suites	86	2,489	—	—	86	2,489
11	Syngenta Seed	Agriculture	116	2,473	—	—	116	2,473
12	REMEC	Defense and Aerospace	133	2,448	—	—	133	2,448
13	Dr. Pepper	Food service and Retail	602	2,388	—	—	602	2,388
14	US General Services Administration	Government	72	2,197	—	—	72	2,197
15	Verizon Wireless	Telecommunications	—	—	180	2,181	180	2,181
16	Royal Caribbean	Travel/Leisure	—	—	129	2,097	129	2,097
17	Kaplan(6)	Education	125	2,054	—	—	125	2,054
18	Best Buy	Specialty Retail	238	1,657	30	317	268	1,974
19	Lockheed Martin	Defense and Aerospace	72	1,793	—	—	72	1,793
20	Disney Vacation Development	Entertainment	—	—	101	1,748	101	1,748
21	DeVry	Education	—	—	94	1,517	94	1,517
22	Women’s Apparel Group	Internet Retail	330	1,426	—	—	330	1,426
23	Walgreens	Pharmaceutical and Health Care Related	335	1,351	—	—	335	1,351
24	Florida Power	Utilities	—	—	109	1,280	109	1,280
25	Echostar Satellite	Telecommunications	316	1,225	—	—	316	1,225
	Other (92 tenants)		3,393	16,488	488	4,506	3,881	20,994

			6,826	$52,272	7,375	$34,606	14,201	$86,878

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

Tenant Industries

Our tenants operate across a wide range of industries. The following table details our tenant-industry concentrations as of March 31, 2010 (in thousands):

	Consolidated Properties		Unconsolidated Properties (1)		Consolidated & Unconsolidated Properties (1)
Primary Tenant Industry Category	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
Internet Retail	330	$1,426	2,056	$7,708	2,386	$9,134
Consumer Products	256	1,260	2,747	6,824	3,003	8,084
Telecommunications	536	5,811	180	2,180	716	7,991
Logistics and Distribution	614	2,099	1,337	3,427	1,951	5,526
Pharmaceutical and Health Care Related	357	1,663	253	3,652	610	5,314
Home Furnishings/Home Improvement	549	4,792	35	391	584	5,183
Petroleum and Mining	171	4,277	—	—	171	4,277
Defense and Aerospace	204	4,241	—	—	204	4,241
Vehicle Related Manufacturing	750	4,033	—	—	750	4,033
Travel and Leisure	—	—	231	3,845	231	3,845
Education	125	2,054	94	1,517	219	3,572
Food Service and Retail	743	3,221	14	278	757	3,499
Specialty Retail	284	2,716	75	712	359	3,428
Business Services	474	1,986	103	1,196	577	3,182
Other Manufacturing	906	3,126	—	—	906	3,126
Executive Office Suites	86	2,489	—	—	86	2,489
Agriculture	116	2,472	—	—	116	2,472
Government	72	2,197	—	—	72	2,197
Financial Services	182	1,607	—	—	182	1,607
Utilities	—	—	108	1,280	108	1,280
Apparel Retail	—	—	91	832	91	832
Professional Services	50	679	6	124	57	803
Other Retail	21	123	45	640	66	763

Total	6,826	$52,272	7,375	$34,606	14,201	$86,878

(1)

Net Rentable Square Feet for Unconsolidated Properties is at 100%. Annualized Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Tenant Lease Expirations

The following table sets forth a schedule of expiring leases for our consolidated and unconsolidated properties as of March 31, 2010 (in thousands):

	Consolidated Properties		Unconsolidated Properties (1)		Consolidated & Unconsolidated Properties (1)
	Expiring Net Rentable Square Feet	Expiring Base Rent	Expiring Net Rentable Square Feet	Expiring Base Rent	Expiring Net Rentable Square Feet	Expiring Base Rent
2010 (Nine months ending December 31, 2010)	435	$2,312	—	$—	435	$2,312
2011	174	876	—	—	174	876
2012	691	10,100	33	557	724	10,657
2013	1,296	8,169	20	414	1,316	8,583
2014	102	521	17	299	119	820
2015	771	3,466	—	—	771	3,466
2016	298	1,580	259	4,684	557	6,264
2017	200	3,492	210	2,912	410	6,404
2018	336	1,583	3,088	12,840	3,424	14,423
2019	1,495	9,469	3,253	11,311	4,748	20,780
2020	183	1,203	—	—	183	1,203
Thereafter	845	15,232	495	7,021	1,340	22,253

Total	6,826	$58,003	7,375	$40,038	14,201	$98,041

Weighted Average Expiration (years)		7.91		9.41		8.52

(1)

Expiring Net Rentable Square Feet for Unconsolidated Properties is at 100%. Expiring Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Property Portfolio Size

Our portfolio size at the end of each quarter since commencement of our initial public offering through March 31, 2010 is as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties (1)			Consolidated & Unconsolidated Properties (1)
Cumulative Property Portfolio as of:	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
9/30/2006	9	878	$86,644	—	—	$—	9	878	$86,644
12/31/2006	9	878	86,644	—	—	—	9	878	86,644
3/31/2007	9	878	86,644	—	—	—	9	878	86,644
6/30/2007	10	928	110,491	—	—	—	10	928	110,491
9/30/2007	42	5,439	348,456	—	—	—	42	5,439	348,456
12/31/2007	44	5,576	353,594	—	—	—	44	5,576	353,594
3/31/2008	47	6,257	426,856	—	—	—	47	6,257	426,856
6/30/2008	47	6,257	426,856	1	605	35,636	48	6,862	462,492
9/30/2008	49	6,483	486,777	6	3,307	193,773	55	9,790	680,550
12/31/2008	52	6,771	582,682	8	5,649	273,205	60	12,420	855,887
3/31/2009	52	6,771	582,717	8	5,649	273,130	60	12,420	855,847
6/30/2009	53	7,106	598,103	11	5,976	305,308	64	13,082	903,411
9/30/2009	57	7,805	719,822	11	5,976	305,202	68	13,781	1,025,024
12/31/2009	60	8,630	791,314	13	6,904	356,158	73	15,534	1,147,472
3/31/2010	58	8,407	748,835	18	7,392	418,818	76	15,799	1,167,653

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

Impairment of Long-Lived Assets

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. In spite of intensive leasing efforts and preliminary interest exhibited by a variety of tenants since our acquisition in 2008, the Kings Mountain III property remains vacant. Due to the currently challenging economic environment, we recognized impairment for our consolidated investment in Kings Mountain III in the amount of $9,160,000 during the year ended December 31, 2009 which reduced our carrying value of the property to $15,300,000. The impairment reflects our estimates of the fair value of the Kings Mountain III property which is based on an appraisal using the sales comparable method which is a Level 3 Valuation Method as described in Note 15 “Fair Value of Financial Instruments and Investments.” No impairment for consolidated investments was recognized during three months ended March 31, 2010.

Revenue Recognition and Valuation of Receivables

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $6,785,000 as security for such leases at March 31, 2010 and December 31, 2009.

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

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $334,000 and $183,000 as of March 31, 2010 and December 31, 2009, respectively. During the three months ended March 31, 2010, we wrote off $62,000 of the uncollectible rent receivables for the tenant Randal C. Espey at the Deerfield Commons I property and for the tenants Cell Arch Technologies, Inc. and Keogh Consulting, Inc. at the Lakeside Office Center. $213,000 of allowance for doubtful accounts was recognized during the three months ended March 31, 2010. In addition, the unamortized tangible and intangible asset balances totaling $23,000 were also written off during the three months ended March 31, 2010, of which ($4,000), $5,000, $7,000 and $15,000 are related to above/below market leases, lease commissions, tenant improvements and in place lease value, respectively.

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

As of March 31, 2010 and December 31, 2009, we did not have any properties held for sale.

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

We carry our investments in CBRE Strategic Partners Asia, the Duke joint venture and Afton Ridge on the equity method of accounting because we have the ability to exercise significant influence (but not control) over operating and financial policies of each such entity. We eliminate transactions with such equity method entities to the extent of our ownership in each such entity. Accordingly, our share of net income (loss) of these equity method entities is included in consolidated net income (loss). CBRE Strategic Partners Asia is a limited partnership that qualifies for specialized industry accounting for investment companies. Specialized industry accounting allows investment companies to carry their investments at fair value, with changes in the fair value of the investments recorded in the statement of operations. On the basis of the guidance in ASC 970-323 the Company accounts for its investment in CBRE Strategic Partners Asia under the equity method. As a result, and in accordance with ASC 810-10-25-15 the specialized accounting treatment, principally fair value basis, applied by CBRE Strategic Partners Asia under the investment company guide is retained in the recognition of equity method earnings in the statement of operations of the Company. See Note 15 “Fair Value of Financial Instruments and Investments” for further discussion of the application of the fair value accounting to our investment in CBRE Strategic Partners Asia.

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

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable period ended December 31, 2004. To qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) adjusted taxable income, as defined in the Code, to our shareholders and satisfy certain other organizational and operating requirements. We generally will not be subject to U.S. federal income taxes if we distribute 100% of our taxable income for each year to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to U.S. federal income taxes and excise taxes on our undistributed taxable income. Except as discussed in Part II, Other Information, Item 1A, Risk Factors, we believe that we have met all of the REIT distribution and technical requirements for the three months ended March 31, 2010 and 2009. Management intends to continue to adhere to these requirements and maintain our REIT qualification.

Fair Value of Financial Instruments and Investments

We elected to apply the fair value option for one of our eligible mortgage notes payable that was newly issued debt during the year ended December 31, 2008. The measurement of the elected mortgage note payable at its fair value and its impact on the statement of operations is described in Notes 15 “Fair Value of Financial Instruments and Investments” and Note 16 “Fair Value Option—Note Payable.”

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

The adoption of the provisions of the FASB ASC 805 could have an impact on the cost allocation of future acquisitions and requires us to expense acquisition costs for future property acquisitions. The adoption of the provisions of the new accounting standard FASB ASC 805 had an effect on our consolidated financial statements, results of operations and cash flows for the three months ended March 31, 2010. We expensed $378,000 of acquisition costs during the three months ended March 31, 2010.

Subsequent Events

Effective for the second quarter of 2009, we adopted the provisions of FASB ASC 855-10—Subsequent Events (“FASB ASC 855-10”), as amended by Accounting Standard Update 2010-09. ASC 855-10 establishes principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. The adoption of ASC 855-10 did not have a material impact on our financial statements.

In preparing our accompanying financial statements, management has evaluated subsequent events through the financial statement issuance date.

Adoption of Accounting Standards

Consolidations

In December 2009, the Financial Accounting Standards Board “FASB” issued Accounting Standards Update (“ASU”) 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” which incorporates Statement of Financial Accounting Standards (SFAS) No. 167, “Amendments to FASB Interpretation No. 46(R),” issued by the FASB in June 2009. The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact such entity’s economic performance and (i) the obligation to absorb losses of such entity or (ii) the right to receive benefits from such entity. ASU 2009-17 also requires additional disclosures about a reporting entity’s involvement in VIEs, which enhances the information provided to users of financial statements. We adopted ASU 2009-17 effective January 1, 2010. As a result of the fact that we have no variable interests in VIEs, the adoption of ASU 2009-17 did not have a material impact on our financial statements.

Fair Value Measurements and Disclosures

In January 2010, the FASB issued ASU 2010-06 which was an update to the Fair Value Measurements and Disclosure topic of the FASB Accounting Standards Codification (the “Codification”). ASU 2010-06 clarifies disclosure requirements relating to the level of disaggregation of disclosures relating to classes of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value estimates for Level 2 or Level 3 assets and liabilities. These requirements of ASU 2010-06 are effective for interim and annual disclosures for interim and annual reporting periods beginning after December 15, 2009. The adoption of these requirements of the ASU did not have a material impact on our financial statements.

New Accounting Standards

ASU 2010-06 also requires additional disclosures regarding the transfers of classifications among the fair value classification levels as well as the reasons for those changes and a separate presentation of purchases, sales, issuances and settlements in the presentation of the roll-forward of Level 3 assets and liabilities. Those disclosures are effective for interim and annual reporting periods for fiscal years beginning after December 15, 2010. The adoption of this portion of ASU 2010-06 is not expected to have a material impact on our financial statements.

Other Accounting Standards Updates not effective until after December 31, 2010 are not expected to have a significant effect on our consolidated financial position or results of operations.

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

Subject to certain limitations, we are obligated to reimburse the Investment Advisor for the organizational and offering costs incurred on our behalf. This treatment is consistent with Staff Accounting Bulletin, or SAB, Topic 1.B.1, which requires that we include all of the costs associated with our operations and formation in our financial statements. These costs will then be analyzed and segregated between those which are organizational in nature, those which are offering-related salaries and other general and administrative expenses of the Investment Advisor and its affiliates, and those which qualify as offering expenses in accordance with SAB Topic 5.A. Organizational costs are expensed as incurred in accordance with AICPA Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities”. Offering-related salaries and other general and administrative costs of the Investment Advisor and its affiliates will be expensed as incurred and third-party offering expenses will be taken as a reduction against the net proceeds of the offering within additional paid-in capital, (“APIC”), in accordance with SAB Topic 5.A. Offering costs totaling $12,074,000 and $7,343,000 were incurred during the three months ended March 31, 2010 and 2009, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Of the total amounts, $11,369,000 and $5,117,000 was incurred to CNL Securities Corp., as dealer manager and $45,000 and $22,000 was incurred to the Investment Advisor for reimbursable marketing costs for the three months ended March 31, 2010 and 2009, respectively. Each party will be paid the amount incurred from proceeds of the public offering. As of March 31, 2010 and December 2009 the accrued offering costs payable to related parties included in our consolidated balance sheets were $1,151,000 and $1,114,000.

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

The Investment Advisor earned investment management fees of $2,431,000 and $1,703,000 for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010 and December 31, 2009, the investment management fees payable to related party in our consolidated balance sheets were $805,000 and $757,000, respectively. In connection with services provided to the Investment Advisor, CNL Fund Management Company, the Sub-Advisor and affiliate of the Dealer Manager pursuant to a sub-advisory agreement dated August 21, 2006, was paid by the Investment Advisor $336,000 and $235,000 for the three months ended March 31, 2010 and 2009, respectively.

On January 30, 2009, we entered into that certain Second Amendment Advisory Agreement that permits the Investment Advisor to earn an acquisition fee of up to 1.5% of (i) the purchase price of real estate investments acquired by us, including any debt attributable to such investments, or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. The Investment Advisor earned acquisition fees of $296,000 and $0 for the three months ended March 31, 2010 and 2009, respectively. In connection with services provided to the Investment Advisor, the Sub Advisor, pursuant to a sub advisory agreement, was paid by the Investment Advisor acquisition fees of $55,000 and $0 for the three months ended March 31, 2010 and 2009, respectively. The Investment Advisor earned $42,000 and $0 in acquisition related expenses during the three months ended March 31, 2010 and 2009. Prior to the adoption of “Business Combinations” on January 1, 2009, these acquisitions fees and expenses were capitalized to investments in real estate and related intangibles.

Rental Operations

Our reportable segments consist of three types of commercial real estate properties for which our management internally evaluates operating performance and financial results: the Domestic Industrial Properties, Domestic Office Properties and International Office/Retail Properties. All periods presented have been revised to report our segment results under our new reportable segment structure. We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, management fees and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our company-level general and administrative expenses. The following tables compare the net operating income for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Domestic Industrial Properties
Revenues:
Rental	$5,813	$4,686
Tenant Reimbursements	1,258	1,099

Total Revenues	7,071	5,785

Property and Related Expenses:
Operating and Maintenance	338	357
General and Administrative	46	45
Property Management Fee to Related Party	61	93
Property Taxes	1,431	1,056

Total Expenses	1,876	1,551

Net Operating Income	5,195	4,234

Domestic Office Properties
Revenues:
Rental	7,249	3,772
Tenant Reimbursements	1,579	761

Total Revenues	8,828	4,533

Property and Related Expenses:
Operating and Maintenance	1,157	789
General and Administrative	87	59
Property Management Fee to Related Party	33	37
Property Taxes	1,190	610

Total Expenses	2,467	1,495

Net Operating Income	6,361	3,038

	Three Months Ended
	March 31, 2010	December 31, 2009
International Office/Retail Properties
Revenues:
Rental	1,940	1,884
Tenant Reimbursements	81	86

Total Revenues	2,021	1,970

Property and Related Expenses:
Operating and Maintenance	80	81
General and Administrative	35	53
Property Management Fee to Related Party	70	12

Total Expenses	185	146

Net Operating Income	1,836	1,824

Reconciliation to Consolidated Net Income (Loss)
Total Segment Net Operating Income(1)	13,392	9,096
Interest Expense	3,095	2,807
General and Administrative	671	886
Investment Management Fee to Related Party	2,431	1,703
Acquisition Expenses	378	—
Depreciation and Amortization	7,243	5,722

	(426)	(2,022)

Other Income and Expenses
Interest and Other Income	598	121
Net Settlement Payments on Interest Rate Swaps	(214)	(81)
Loss on Interest Rate Swaps and Cap	(388)	(168)
Loss on Note Payable at Fair Value	(73)	(565)
Loss on Early Extinguishment of Debt	(73)	—

Loss Before Provision for Income Taxes and Equity in Income (Loss) of Unconsolidated Entities	(576)	(2,715)

Provision for Income Taxes	(15)	(29)
Equity in Income (Loss) of Unconsolidated Entities	737	(798)

Net Income (Loss)	146	(3,542)

Net (Income) Loss Attributable to Non-Controlling Operating Partnership Units	(1)	13

Net Income (Loss) Attributable to CB Richard Ellis Realty Trust Shareholders	$145	$(3,529)

(1)

Total Segment Net Operating Income is a Non-GAAP financial measure which may be useful as a supplemental measure for evaluating the relationship of each reporting segment to the combined total. This measure should not be viewed as an alternative measure of operating performance to our U.S. GAAP presentations provided. Segment “Net Operating Income” is defined as operating revenues (rental income, tenant reimbursements and other property income) less property and related expenses (property expenses, including real estate taxes) before depreciation and amortization expense. The Net Operating Income segment information presented consists of the same Net Operating Income segment information disclosed in Note 9 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Consolidated Results of Operations

Comparison of Three Months Ended March 31, 2010 to Three Months Ended March 31, 2009

Revenues

Rental

Rental revenue increased $4,660,000, or 45%, to $15,002,000 during the three months ended March 31, 2010 compared to $10,342,000 for the three months ended March 31, 2009. The increase in rental revenue was primarily due to the acquisitions of 13201 Wilfred Lane, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, 12650 Ingenuity Drive, Crest Ridge Corporate Center 1, West Point Trade Center, Miramar I and Miramar II (“the 2009 Acquisitions”).

Tenant Reimbursements

Tenant reimbursements increased $972,000, or 50%, to $2,918,000 for the three months ended March 31, 2010 compared to $1,946,000 for the three months ended March 31, 2009, due to tenant reimbursement revenue from the 2009 Acquisitions.

Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $348,000, or 29%, to $1,575,000 for the three months ended March 31, 2010 compared to $1,227,000 for the three months ended March 31, 2009. The increase was due to the 2009 Acquisitions and increased operating and maintenance expenses associated with our vacant properties.

Property Taxes

Property tax expense increased $955,000, or 58%, to $2,621,000 for the three months ended March 31, 2010 compared to $1,666,000 for the three months ended March 31, 2009. The increase in property taxes was due to the 2009 Acquisitions and increased property taxes in the Carolina portfolio.

Interest

Interest expense increased $288,000, or 11%, to $3,095,000 for the three months ended March 31, 2010 compared to $2,807,000 for the three months ended March 31, 2009 as a result of placing debt on Maskew Retail Park during 2009 and the assumption of debt during the 2009 acquisition of 12650 Ingenuity Drive.

General and Administrative

General and administrative expense decreased $204,000, or 20%, to $839,000 for the three months ended March 31, 2010 compared to $1,043,000 for the three months ended March 31, 2009. Of the total decrease, $104,000 was due to the decrease in legal expenses; $49,000 was due to the decrease in professional fees; $37,000 was due to the reduction of general audit fees and Sarbanes-Oxley assistance; $23,000 was largely due to the decrease in print costs which were slightly offset by the increase in officer and director fees of $9,000.

Property Management Fee and Investment Management Fee to Related Party

Property management fee and investment management fee to related party increased $750,000, or 41%, to $2,595,000 for three months ended March 31, 2010 compared to $1,845,000 for the three months ended March 31, 2009. The increase was due to additional investment management fees to related party earned relative to an increase in assets under management.

Acquisition Expenses

During the three months ended March 31, 2010, we expensed acquisition costs of $378,000 related to the 2009 Acquisitions. There were no acquisition expenses incurred during the three months ended March 31, 2009.

Depreciation and Amortization

Depreciation and amortization expense increased $1,521,000, or 27%, to $7,243,000 for the three months ended March 31, 2010 as compared to $5,722,000 for the three months ended March 31, 2009. The net increase is primarily due to depreciation and amortization expense related to the 2009 Acquisitions.

Interest and Other Income

Interest and other income increased $477,000, or 395%, to $598,000 for the three months ended March 31, 2010 compared to $121,000 for the three months ended March 31, 2009. The increase was primarily due to the recognition of $400,000 of revenue for the disposal of equipment at Kings Mountain I and $154,000 recognized profit on the contribution of the Miramar I and Miramar II properties to the Duke joint venture.

Net Settlement Payments on Interest Rate Swaps

During the three months ended March 31, 2010, we made net payments on interest rate swaps of $214,000 compared to $81,000 during the three months ended March 31, 2009. The increase is a result of lower variable interest rates for the three months ended March 31, 2010 as compared to the three months ended March 2009.

Loss on Interest Rate Swaps and Cap

Loss on interest rate swaps and cap increased $220,000, or 131%, to $388,000 for the three months ended March 31, 2010 compared to $168,000 for the three months ended March 31, 2009. The increase was due to valuation losses on interest rate swaps for Thames Valley Five and Albion Mills Retail Park.

Loss on Note Payable on Fair Value

Loss on notes payables decreased by $492,000, or 87%, to $73,000 for the three months ended March 31, 2010 compared to $565,000 for the three months ended March 31, 2009. The year to year change is attributable to a stabilization of UK interest rate spreads used to value the loan.

Loss on Early Extinguishment of Debt

During the three months ended March 31, 2010, we repaid in full the existing loan at 602 Central Blvd. and incurred expense of $73,000. There was no extinguishment of debt activity during the three months ended March 31, 2009.

Provision for Income Taxes

Provision for income taxes decreased $14,000, or 49%, to $15,000 for the three months ended March 31, 2010 compared to $29,000 for the three months ended March 31, 2010 resulting primarily from reduced state tax payments in North Carolina.

Equity in Income of Unconsolidated Entity

Equity in income of unconsolidated entity increased $1,535,000 to $737,000 for the three months ended March 31, 2010 compared to a loss of $798,000 for the three months ended March 31, 2009. The increase was primarily due to the acquisition of additional properties by the Duke joint venture and improved CBRE Strategic Partners Asia performance during the three months ended March 31, 2010.

Non-Controlling Interest

Non-controlling interest increased $14,000 to $1,000 for the three months ended March 31, 2010 compared to ($13,000) for the three months ended March 31, 2009.

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

Historical Cash Flows

Our net cash provided by operating activities increased by $7,545,000 to $13,606,000 for the three months ended March 31, 2010, compared to $6,061,000 for the three months ended March 31, 2009. The increase was due to an increase in operating distributions from the Duke joint venture of $4,970,000 and increased tenant billing collections from both consolidated and unconsolidated properties; offset by lower interest income, the payment of annual property taxes for North Carolina, South Carolina and Texas properties and the expensing of acquisition costs of $378,000 during the three months ended March 31, 2010.

Net cash used in investing activities increased by $18,965,000 to $19,432,000 for the three months ended March 31, 2010, compared to $468,000 for the three months ended March 31, 2009. The increase was due to investments in unconsolidated entities during the three months ended March 31, 2010.

Net cash provided by financing activities increased by $61,251,000 to $101,333,000 for the three months ended March 31, 2010, compared to $40,082,000 for the three months ended March 31, 2009. The increase was due to an increase in proceeds from the public offering of $75,152,000 and a decrease in distributions to shareholders and non-controlling interest holders of $435,000, offset by an increase in principal payments on notes payable of $8,421,000 (602 Central Blvd. note payable of $8,281,000 was paid off on March 11, 2010), an increase in offering costs of $4,388,000, an increase in shareholder redemptions of $1,480,000 and a decrease in security deposits of $47,000.

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

The following table presents our FFO for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Reconciliation of net loss to funds from operations
Net Income (Loss) Attributable to CB Richard Ellis Realty Trust Shareholders	$145	$(3,529)
Adjustments:
Non-controlling interest	1	(13)
Real estate depreciation and amortization	7,243	5,722
Realized gain from transfer of real estate to unconsolidated entities	(154)	—
Net effect of FFO adjustment from unconsolidated entities(1)	3,715	3,261

FFO	$10,950	$5,441
Other Adjustments:
Acquisition expenses	382	—
Unrealized loss in unconsolidated entity	24	867

FFO, as adjusted	$11,356	$6,308

(1)

Represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation) for each of our unconsolidated entities multiplied by our ownership interest in each of these unconsolidated entities during the quarter ended March 31, 2010 and multiplied by the percentage of income or loss recognized by us for each of these unconsolidated entities during the quarter ended March 31, 2009.

Financing

Notes Payable

On April 27, 2007, we, in connection with the acquisition of 602 Central Blvd., entered into a £5,500,000 financing arrangement with the Royal Bank of Scotland secured by the property. The loan was for a term of seven years with interest at a variable rate of interest, adjusted quarterly, based on three month GBP-based LIBOR plus 0.67%, per annum. On March 11, 2010, we paid off the £5,500,000 ($8,281,000 at March 11, 2010) loan and expensed certain closing costs plus the unamortized deferred financing costs associated with obtaining the loan totaling $73,000. The interest rate cap agreement was cancelled concurrent with the loan payoff.

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. Assumption fees and other loan closing costs totaling $765,500 were capitalized as incurred. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. Principal payments totaling $916,000 were made during the three months ended March 31, 2010. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

On May 30, 2008, we entered into a £7,500,000 ($11,386,000 at March 31, 2010) financing arrangement with the Royal Bank of Scotland plc secured by the Thames Valley Five property. The loan is for a term of five years (with a two year extension option) and bears interest at a variable rate adjusted quarterly, based on three month GBP-based LIBOR plus 1.01%. In addition, we incurred financing costs of approximately £67,000 ($102,000 at March 31, 2010) associated with obtaining this loan. On August 14, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of March 31, 2010 and expires on May 30, 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On July 1, 2008, in connection with the acquisition of Enclave on the Lake, we assumed an $18,281,000 ($18,790,000 face value less discount of $509,000) loan from NorthMarq Capital, Inc. that bears interest at a fixed rate of 5.45% per annum and matures on May 1, 2011. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $90,000 were made during the three months ended March 31, 2010. In addition, we incurred financing costs totaling $241,000 in conjunction with the assumption of the loan.

On October 10, 2008, we entered into a £5,771,000 ($8,761,000 at March 31, 2010) financing agreement with the Royal Bank of Scotland plc secured by Albion Mills Retail Park property. The loan is for a term of five years and bears interest at a variable rate adjusted quarterly, based on three month GBP-based LIBOR plus 1.31%. In addition, we incurred financing costs of approximately

£75,000 ($114,000 at March 31, 2010) associated with obtaining this loan. On November 25, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of March 31, 2010 and expires on October 10, 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On November 18, 2008, in connection with the acquisition of Avion Midrise III & IV, we assumed $20,851,000 ($22,186,000 face value less discount of $1,335,000) fixed rate mortgage loan from Capmark Finance, Inc. that bears interest at a rate of 5.52% per annum and matures on April 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $105,000 were made during the three months ended March 31, 2010. In addition, we incurred financing costs totaling $344,000 in conjunction with the assumption of the loan.

On August 5, 2009, in connection with the acquisition of 12650 Ingenuity Drive, we assumed a $12,522,000 ($13,539,000 face value less a discount of $967,000) fixed rate mortgage loan from PNC Bank, National Association that bears interest at a rate of 5.62% and matures on October 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $91,000 were made during the three months ended March 31, 2010. In addition, we incurred financing costs totaling $284,000 in conjunction with the assumption of the loan.

On August 10, 2009, we entered into a £13,975,000 ($21,217,000 at March 31, 2010) financing agreement with the Abbey National Treasury Services plc secured by the Maskew Retail Park property. On September 24, 2009, we drew the full amount of the loan and concurrently entered into an interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% plus 2.26% or 5.68% per annum for the five-year term of the loan. Interest only payments are due quarterly for the term of the loan with principal due at maturity. In addition, we incurred financing costs of approximately £268,000 ($407,000 at March 31, 2010) associated with obtaining this loan.

Loan Payable

On August 8, 2008, we entered into an amended and restated credit agreement with Bank of America, N.A. (“Bank of America”), which amended the terms of our prior credit agreement with Bank of America, to provide us with a new $45,000,000 unsecured revolving line of credit (the “Revolving Credit Facility”), and to replace our prior Bank of America term loan and revolving credit facility which matured in August 2008. The new Revolving Credit Facility was fully drawn upon at closing, with such proceeds utilized to pay down the full $45,000,000 amount outstanding under our prior Bank of America term loan (as of August 8, 2008, no amount was outstanding under our prior $10,000,000 Bank of America revolving credit facility). The new Revolving Credit Facility matures in August 2010 and bears interest at a floating rate of LIBOR plus 2.00% to 2.75%, based upon our leverage ratio as defined in the credit agreement (at our current leverage ratio, the Revolving Credit Facility bears interest at a floating rate of LIBOR plus 2.00%). An upfront fee of $292,500 was paid to Bank of America, and a fee equal to the actual daily amount by which the aggregate commitments exceed the total outstandings (both as defined in the amended and restated credit agreement) times 0.20% per annum if the total outstandings are equal to or more than 50% of the aggregate commitments, or 0.25% per annum otherwise, is accrued on unfunded balances under the Revolving Credit Facility. The loan contains various financial covenants and restrictions including a fixed charge coverage ratio of at least 1.75 to 1.00, as defined in the amended and restated credit agreement. As of March 31, 2010, there was no amount outstanding under the Revolving Credit Facility.

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

2010 Quarters	First
Total distributions declared and paid	$16,841,000
Distributions per share	$0.15
Amount of distributions per share funded by cash flows provided by operating entities	$0.1212
Amount of distributions per share funded by uninvested proceeds from financings of our properties	$0.0288

2009 Quarters	First	Second	Third	Fourth
Total distributions declared and paid	$10,066,000	$11,181,000	$12,767,000	$14,750,000
Distributions per share	$0.15	$0.15	$0.15	$0.15
Amount of distributions per share funded by cash flows provided by operating entities	$0.0903	$0.0643	$0.1309	$0.0434
Amount of distributions per share funded by uninvested proceeds from financings of our properties	$0.0597	$0.0857	$0.0191	$0.1066

For the quarter ended March 31, 2010, distributions were funded 80.79% by cash flows provided by operating activities and 19.21% from uninvested proceeds from financings of our properties. In addition, distributions totaling $6,197,000 were reinvested in our common shares pursuant to our dividend reinvestment plan during the quarter ended March 31, 2010.

Our 2009 distributions were funded 53.78% by cash flows provided by operating activities and 46.22% from uninvested proceeds from financings of our properties. In addition, distributions totaling $17,600,000 were reinvested in our common shares pursuant to our dividend reinvestment plan during 2009.

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

Off-Balance Sheet Arrangements

As of March 31, 2010, we had three Investments in Unconsolidated Entities: (i) a 5.07% ownership interest in CBRE Strategic Partners Asia, (ii) an 80% ownership interest in the Duke joint venture and (iii) a 90% ownership interest in Afton Ridge. Our investments are discussed in Note 4, “Investments in Unconsolidated Entities” in the accompanying consolidated financial statements.

Contractual Obligations and Commitments

The following table provides information with respect to our consolidated property contractual obligations at March 31, 2010 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Note Payable (and interest payments) Collateralized by REMEC Corporate Campus	$(14,308)	$(635)	$(13,673)	$—	$—
Note Payable (and interest payments) Collateralized by 300 Constitution Drive	(13,210)	(581)	(12,629)	—	—
Note Payable (and interest payments) Collateralized by Deerfield Commons I	(12,522)	(509)	(1,286)	(1,286)	(9,441)
Note Payable (and interest payments) Collateralized by Bolingbrook Point III	(11,288)	(473)	(947)	(9,868)	—
Notes Payable (and interest payments) Collateralized by the Carolina Portfolio	(78,646)	(6,980)	(13,961)	(13,350)	(44,355)
Note Payable (and interest payments) Collateralized by Lakeside Office Center	(11,885)	(543)	(1,255)	(1,299)	(8,788)
Note Payable (and interest payments) Collateralized by Thames Valley Five(1)	(12,033)	(185)	(369)	(11,479)	—
Note Payable (and interest payments) Collateralized by Enclave on the Lake	(19,327)	(1,355)	(17,972)	—	—
Note Payable (and interest payments) Collateralized by Albion Mills Retail Park(1)	(9,391)	(168)	(336)	(8,887)	—
Note Payable (and interest payments) Collateralized by Avion Midrise III & IV	(26,417)	(1,618)	(3,237)	(21,562)	—
Note Payable (and interest payments) Collateralized by 12650 Ingenuity Drive	(16,590)	(1,118)	(2,236)	(13,236)	—
Note Payable (and interest payments) Collateralized by Maskew Retail Park(1)	(24,111)	(609)	(1,219)	(22,283)	—

Total	$(249,728)	$(14,774)	$(69,120)	$(103,250)	$(62,584)

(1)

These contractual obligations included the expected net payments due under interest rate swap agreements where in each case we have swapped our variable interest rate payments due under the debt agreements for fixed rates of interest payments.

The following table provides information with respect to our unconsolidated property contractual obligations at March 31, 2010 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Note Payable (and interest payments) Collateralized by Duke joint venture	$(144,003)	$(6,696)	$(13,392)	$(123,915)	$—
Note Payable (and interest payments) Collateralized by Afton Ridge joint venture	(27,638)	(1,308)	(2,616)	(23,714)	—

Total Notes Payable Collateralized by Unconsolidated Properties(1)	$(171,641)	$(8,004)	$(16,008)	$(147,629)	$—

(1)	Unconsolidated payment amounts are at our pro rata share of effective ownership and exclude our investment in CBRE Strategic Partners Asia.

As of March 31, 2010, we were committed to pay $1,258,000 in accrued offering costs. The timing of future payments is uncertain.

As of March 31, 2010, we had an unfunded investment commitment in CBRE Strategic Partners Asia totaling $8,468,000. The timing of future payments is uncertain.

Income Taxes

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2004. As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute currently to our shareholders. Under the Internal Revenue Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they generally distribute at least 90% of their annual net taxable income (excluding net capital gains) to their shareholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to state, local and foreign taxes on our income and property and to U.S. federal income and excise taxes on our undistributed gross income. Our properties located in Texas are subject to a Texas Gross Margin Tax, Deerfield Commons I is subject to a Georgia Corporation Income Tax and properties located in North Carolina are subject to a North Carolina Franchise Tax under which we incurred a total of approximately $15,000 and $29,000 of taxes for the three months ended March 31, 2010 and 2009.

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

Notes Payable secured by real property are summarized as follows (in thousands):

	Interest Rate as of		Maturity Date	Notes Payable as of
Property	March 31, 2010	December 31, 2009		March 31, 2010	December 31, 2009
REMEC	4.79%	4.79%	November 1, 2011	$13,250	$13,250
300 Constitution	4.84	4.84	April 1, 2012	12,000	12,000
Deerfield Commons I.(1)	5.23	5.23	December 1, 2015	9,725	9,725
602 Central Blvd.(2)	—	1.25	—	—	8,886
Bolingbrook Point III	5.26	5.26	January 1, 2015	9,000	9,000
Fairforest Bldg. 5(3)	6.33	6.33	February 1, 2024	10,216	10,330
Fairforest Bldg. 6(3)	5.42	5.42	June 1, 2019	3,191	3,257
HJ Park—Bldg. 1(3)	4.98	4.98	March 1, 2013	849	914
North Rhett I(3)	5.65	5.65	August 1, 2019	4,163	4,246
North Rhett II(3)	5.20	5.20	October 1, 2020	2,305	2,345
North Rhett III(3)	5.75	5.75	February 1, 2020	1,880	1,903
North Rhett IV(3)	5.80	5.80	February 1, 2025	10,221	10,328
Mt Holly Bldg.(3)	5.20	5.20	October 1, 2020	2,305	2,345
Orangeburg Park Bldg.(3)	5.20	5.20	October 1, 2020	2,344	2,385
Kings Mountain I(3)	5.27	5.27	October 1, 2020	1,995	2,030
Kings Mountain I I(3)	5.47	5.47	January 1, 2020	5,944	6,057
Union Cross Bldg. I(3)	5.50	5.50	July 1, 2021	2,889	2,935
Union Cross Bldg. II(3)	5.53	5.53	June 1, 2021	8,831	8,972
Thames Valley Five(4)(5)	6.42	6.42	May 30, 2013	11,386	12,117
Lakeside Office Center(6)	6.03	6.03	September 1, 2015	9,000	9,000
Enclave on the Lake(7)	5.45	5.45	May 1, 2011	18,184	18,274
Albion Mills Retail Park(4)(8)(9)	5.25	5.25	October 10, 2013	8,761	9,323
Avion Midrise III & IV(10)	5.52	5.52	April 1, 2014	21,660	21,765
12650 Ingenuity Drive(11)	5.62	5.62	October 1, 2014	13,332	13,424
Maskew Retail Park(4)(12)	5.68	5.68	August 10, 2014	21,217	22,578

Notes Payable				204,648	217,389
Less Discount				(4,381)	(4,615)
Less Albion Mills Retail Park Fair Value Adjustment				(256)	(349)

Notes Payable Less Discount and Fair Value Adjustment				$200,011	$212,425

(1)	Interest only payments are due monthly for the first 60 months of the loan term. Principal and interest payments are due monthly for the remaining 60 months of the loan term.

(2)	This loan was fully paid off on March 11, 2010.

(3)

These notes payable were assumed from the seller of the Carolina Portfolio on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount.

(4)	These loans are subject to certain financial covenants (interest coverage and loan to value).

(5)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of March 31, 2010 and expires on May 30, 2013. The stated rates on the mortgage note payable were 1.62% and 1.59% at March 31, 2010 and December 31, 2009, respectively, which were based on GBP-based LIBOR plus a spread of 1.01%.

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

(9)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of March 31, 2010 and expires on October 10, 2013. The stated rates on the mortgage note payable were 1.92% and 1.88% at March 31, 2010 and December 31, 2009, respectively, which were based on GBP-based LIBOR plus a spread of 1.31%.

(10)	The loan was assumed from the seller of Avion Midrise III & IV on November 18, 2008 and was recorded at estimated fair value which includes the discount.

(11)	The loan was assumed from the seller of 12650 Ingenuity Drive on August 5, 2009 and was recorded at estimated fair value which includes the discount.

(12)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% plus 2.26 or 5.68% per annum as of March 31, 2010 and expires on August 10, 2014. The stated rates on the mortgage note payable was 2.87% and 2.83% at March 31, 2010 and December 31, 2009, respectively, which were based on GBP-based LIBOR plus a spread of 2.26%.

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

The fair value of long-term debt was estimated based on current interest rates available to us for debt instruments with similar terms. The following table summarizes our financial instruments and their calculated fair value at March 31, 2010 and December 31, 2009 (in thousands):

	As of March 31, 2010
	Carrying Value	Total Fair Value
Financial Liabilities:
Interest Rate Swaps	$(2,584)	$(2,584)
Notes Payable	(200,011)	(198,687)

A 100 basis point increase or decrease in interest rates would increase or decrease the fair market value of our notes payable by $7,173,000 at March 31, 2010. In addition, a 100 basis point increase or decrease in interest rates would either increase or decrease annual variable interest expense as follows; approximately $114,000 on the Thames Valley Five property, approximately $88,000 on the Albion Mills Retail Park property and approximately $212,000 on the Maskew Retail Park property.

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

Debt Maturities

The following table details our consolidated and unconsolidated debt maturities as of March 31, 2010 (in thousands):

	Consolidated Debt				Unconsolidated Debt(1)						Consolidated & Unconsolidated Debt(1)
	Scheduled Amortization	Term Maturities		Total	Scheduled Amortization		Term Maturities		Total		Scheduled Amortization	Term Maturities		Total
2010 (Nine months ending December 31, 2010)	$3,728	$		$3,728	$		$		$		$3,728	$		$3,728
2011	5,124		31,028	36,152		—		—		—	5,124		31,028	36,152
2012	5,351		12,000	17,351		—		—		—	5,351		12,000	17,351
2013(2)	5,430		20,148	25,578		—		102,310		102,310	5,430		122,458	127,888
2014	5,203		52,529	57,732		—		40,640		40,640	5,203		93,169	98,372
2015	4,906		26,491	31,397		—		—		—	4,906		26,491	31,397
2016	4,930		—	4,930		—		—		—	4,930		—	4,930
2017	5,215		—	5,215		—		—		—	5,215		—	5,215
2018	5,516		—	5,516		—		—		—	5,516		—	5,516
2019	5.420		—	5,420		—		—		—	5,420		—	5,420
2020	3,959		—	3,959		—		—		—	3,959		—	3,959
Thereafter	7,670		—	7,670		—		—		—	7,670		—	7,670

Total	$62,452		$142,196	$204,648		$—		$142,950		$142,950	$62,452		$285,146	$347,598

Weighted Average Maturity (years)				4.80						4.03				4.48
Weighted Average Interest Rate				5.53%						5.60%				5.56%

(1)	Unconsolidated debt amounts are at our pro rata share of effective ownership.

(2)

The Thames Valley Five consolidated debt ($11,386,000 at March 31, 2010) maturity date may be extended for an additional two years from May, 2013 to May, 2015. In addition, Afton Ridge has the option to extend the maturity date of the unconsolidated debt ($22,950,000 at March 31, 2010 – our share) for one additional year from October, 2013 to October, 2014.

Encumbered and Unencumbered Properties

The following table details our Encumbered and Unencumbered properties as of March 31, 2010 (Approximate Acquisition Cost and Debt Balance in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance
Encumbered Properties	28	$435,471	$204,648	8	$272,578	$142,950	36	$708,049	$347,598
Unencumbered Properties	30	313,364	—	10	146,240	—	40	459,604	—

Total Properties	58	$748,835	$204,648	18	$418,818	$142,950	76	$1,167,653	$347,598

(1)

Number of Properties at 100%. Approximate Acquisition Cost and Debt Balance for Unconsolidated Properties are at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Subsequent Events

From April 1, 2010 through May 7, 2010, we received gross proceeds from our current public offering of approximately $75,628,321 from the sale of 7,601,348 common shares.

On April 8, 2010, we acquired 5160 Hacienda Drive, located in Dublin, CA, in the Greater San Francisco/East Bay area. We acquired 5160 Hacienda Drive for approximately $38,500,000, exclusive of customary closing costs, using the net proceeds from our current public offering. Upon closing, we paid the Investment Advisor a $577,500 acquisition fee. 5160 Hacienda Drive is a 201,620 square foot corporate headquarters and research and development building that was completed in 1998. The property is 100% leased to Carl Zeiss Meditec, Inc. and guaranteed by Carl Zeiss Meditec AG, through September 2019. Carl Zeiss Meditec, Inc. is a market leader in the medical optics industry and utilizes the property as its U.S. corporate headquarters and research and development facility.

Effective April 20, 2010, each of our independent trustees was granted 8,000 common shares pursuant to our equity incentive plan. All of the common shares vested upon issuance. An independent trustee will not be eligible to redeem such shares prior to the third anniversary of the date of issuance.

On April 22, 2010, we contributed an additional $583,456 of our CBRE Strategic Partners Asia capital commitment which was funded using net proceeds from our current public offering.

On May 7, 2010, we acquired 10450 Pacific Center Court, located in San Diego. We acquired 10450 Pacific Center Court for approximately for $32,750,000, exclusive of customary closing costs, using net proceeds from our current public offering. Upon closing, we paid the Investment Advisor a $491,250 acquisition fee. 10450 Pacific Center Court is a 134,000 square foot office building that was completed in 1985. The property is 100% leased to Time Warner Cable Inc. through February 2018. Time Warner Cable Inc. is one of the nation’s largest cable services providers and utilizes the property as its regional corporate headquarters for its San Diego operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of quantitative and qualitative disclosures about market risk, see the “Quantitative and Qualitative Disclosures About Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations above.

ITEM 4.	CONTROLS AND PROCEDURES

Not Applicable

ITEM 4T.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have formally adopted a policy for disclosure controls and procedures that provides guidance on the evaluation of disclosure controls and procedures and is designed to ensure that all corporate disclosure is complete and accurate in all material respects and that all information required to be disclosed in the periodic reports submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods and in the manner specified in the Securities and Exchange Commission’s rules and forms and that disclosure controls and procedures were effective to ensure that the information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial offer, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Also, we have an investment in three unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to these entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

Changes in Internal Controls Over Financial Reporting

No changes in internal control over financial reporting occurred during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not party to any material legal proceedings as of March 31, 2010.

ITEM 1A.	RISK FACTORS

Other than the risk factor set forth below, there have been no material changes to the risk factors set forth in Item 1.A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2009.

If the Company does not meet its REIT distribution requirements the Company will fail to qualify as a REIT, and the Company may be forced to borrow funds to make distributions necessary to meet our minimum REIT distribution requirements or to make distributions necessary to avoid U.S. federal income and excise taxes.

As a REIT, the Company generally must distribute at least 90% of its annual net taxable income (excluding net capital gains) to its shareholders and the Company is subject to regular corporate income tax to the extent that the Company distributes less than 100% of its annual net taxable income. In addition, the Company is subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by it in any calendar year are less than the sum of 85% of the Company’s ordinary income, 95% of the Company’s capital gain net income and 100% of the Company’s undistributed income from prior years. In order to make distributions necessary to qualify as a REIT and avoid the payment of income and excise taxes, the Company may need to borrow funds on a short-term, or possibly long-term, basis, use proceeds from its current public offering or future public offerings, or sell properties, even if the then prevailing market conditions are not favorable for borrowings or sales. The Company’s need for cash to make distributions could result from, among other things, a difference in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes, the effect of non-deductible capital expenditures, the creation of reserves and the repayment of indebtedness.

In order for distributions to be deductible for U.S. federal income tax purposes and count towards the Company’s distribution requirement, they must not be “preferential dividends.” A distribution will not be treated as preferential if it is pro rata among all outstanding shares of stock within a particular class. IRS guidance, however, allows a REIT to offer shareholders participating in its dividend reinvestment program (“DRIP”) up to a 5% discount on shares purchased through the DRIP without treating such reinvested dividends as preferential. The Company’s DRIP offers a 5% discount. In 2007, 2008 and the first two quarters of 2009, common shares issued pursuant to the Company’s DRIP were treated as issued as of the first day following the close of the quarter for which the distributions were declared, and not on the date that the cash distributions were paid to shareholders not participating in the Company’s DRIP. Because the Company declares dividends on a daily basis, including with respect to common shares issued pursuant to its DRIP, the IRS could take the position that distributions paid by the Company during these periods were preferential on the grounds that the discount provided to DRIP participants effectively exceeded the authorized 5% discount or, alternatively, that the overall distributions were not pro rata among all shareholders. In addition, in the years 2007 through 2009 the Company paid certain individual retirement account (“IRA”) custodial fees in respect of IRA accounts that invested in the Company’s common shares. The payment of certain of such amounts could be treated as dividend distributions to the IRAs, and therefore as preferential dividends as such amounts were not paid in respect of the Company’s other outstanding common shares. Although the Company believes that the effect of the operation of its DRIP and the payment of such fees was immaterial, the REIT rules do not provide an exception for de minimis preferential dividends.

Accordingly, the Company submitted a request to the IRS for a closing agreement under which the IRS would grant the Company relief for preferential dividends that may have been paid as a result of the manner in which the Company operated its DRIP and in respect of the Company’s payment of certain of such custodial fees. There can be no assurance that the IRS will accept the Company’s proposal for a closing agreement. Even if the IRS accepts the proposal, the Company may be required to pay a fine if the IRS were to view the prior operation of its DRIP or the payment of such fees as preferential dividends. The Company cannot predict whether such a penalty would be imposed or, if so, the amount of the penalty. If the IRS does not agree to the Company’s proposal for a closing agreement and treats the foregoing amounts as preferential dividends, the Company may be able to rectify its failure to meet the REIT distribution requirements for a year by paying “deficiency dividends,” which would be paid in respect of all of its common shares pro rata and which would be included in the Company’s deduction for dividends paid in the prior years. If required, such deficiency dividends could be as much as approximately $22 million. In such a case, the Company would be able to avoid losing its qualification as a REIT or being taxed on amounts distributed as deficiency dividends. However, the Company would be required to pay an interest-like penalty based on the amount of its deficiency dividends. Amounts paid as deficiency dividends should generally be treated as taxable income for U.S. federal income tax purposes.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities and Repurchases of Securities

During the three months ended March 31, 2010, we did not sell any equity securities that are not registered under the Securities Act of 1933, as amended.

The following table provides information with respect to our Share Redemption Program for the three months ended March 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
January	470,187.19	$9.05	N/A	N/A
February	—	—	N/A	N/A
March			N/A	N/A
Total	470,187.19	$9.05	N/A	N/A

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

The registration statement relating to our follow-on public offering (No. 333-152653) was declared effective on January 30, 2009. CNL Securities Corp. is the Dealer Manager of our follow-on offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through March 31, 2010, we had accepted subscriptions from 15,198 investors, issued 55,915,772 common shares and received $558,098,008 in gross offering proceeds pursuant to our public offering after payment of $6,210,000 in acquisition fees and related expenses, payment of approximately $29,009,000 in selling commissions, $10,759,000 in dealer manager fees, $4,357,000 in marketing support fees and payment of approximately $9,062,000 in organization and offering expenses, as of March 31, 2010, we had raised aggregate net offering proceeds of approximately $498,701,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CB RICHARD ELLIS REALTY TRUST

Date: May 14, 2010	/S/ JACK A. CUNEO
Jack A. Cuneo
President and Chief Executive Officer

Date: May 14, 2010	/S/ LAURIE E. ROMANAK
Laurie E. Romanak
Chief Financial Officer