Form 10-Q
period 2010-06-30
CB RICHARD ELLIS REALTY TRUST
filed 2010-08-13
CIK 1297587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the registrant’s common shares, $0.01 par value, was 143,457,935 as of August 6, 2010.

CB RICHARD ELLIS REALTY TRUST

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Balance Sheets

as of June 30, 2010 and December 31, 2009 (unaudited)

(In Thousands, Except Share Data)

	June 30, 2010	December 31, 2009
ASSETS
Investments in Real Estate:
Land	$157,697	$140,892
Site Improvements	46,069	45,859
Buildings and Improvements	534,812	456,285
Tenant Improvements	34,195	28,095

	772,773	671,131
Less: Accumulated Depreciation and Amortization	(39,781)	(31,558)

Net Investments in Real Estate	732,992	639,573
Investments in Unconsolidated Entities	316,485	214,097
Cash and Cash Equivalents	166,019	112,631
Restricted Cash	1,983	1,923
Accounts and Other Receivables, Net of Allowance of $237 and $183, respectively	3,424	4,246
Deferred Rent	5,646	3,570
Acquired Above-Market Leases, Net of Accumulated Amortization of $7,383 and $5,886, respectively	18,461	17,996
Acquired In-Place Lease Value, Net of Accumulated Amortization of $30,145 and $25,566, respectively	72,123	61,375
Deferred Financing Costs, Net of Accumulated Amortization of $1,864 and $1,380, respectively	3,956	2,342
Lease Commissions, Net of Accumulated Amortization of $367 and $263, respectively	1,499	889
Other Assets	2,254	377

Total Assets	$1,324,842	$1,059,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Notes Payable, Less Discount of $4,157 and $4,615, Plus Premium of $602 and $0, respectively	$217,299	$203,451
Note Payable at Fair Value	8,374	8,974
Loan Payable	15,000	_
Security Deposits	585	593
Accounts Payable and Accrued Expenses	11,619	11,000
Accrued Offering Costs Payable to Related Parties	1,192	1,114
Acquired Below-Market Leases, Net of Accumulated Amortization of $8,069 and $6,687, respectively	14,001	14,108
Property Management Fee Payable to Related Party	109	106
Investment Management Fee Payable to Related Party	950	757
Distributions Payable	19,266	14,750
Interest Rate Swaps at Fair Value—Non-Qualifying Hedges	1,802	1,410
Interest Rate Swaps at Fair Value—Qualifying Hedges	1,516	293

Total Liabilities	291,713	256,556
COMMITMENTS AND CONTINGENCIES (NOTE 17)
NON-CONTROLLING INTEREST
Operating Partnership Units	2,464	2,464
SHAREHOLDERS’ EQUITY
Common Shares of Beneficial Interest, $0.01 par value, 990,000,000 shares authorized; 137,215,254 and 106,465,683 issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	1,373	1,065
Additional Paid-in-Capital	1,207,842	933,088
Accumulated Deficit	(162,015)	(121,832)
Accumulated Other Comprehensive Loss	(16,535)	(12,322)

Total Shareholders’ Equity	1,030,665	799,999

Total Liabilities and Shareholders’ Equity	$1,324,842	$1,059,019

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

(In Thousands, Except Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES
Rental	$14,634	9,847	$29,636	$20,189
Tenant Reimbursements	2,817	2,038	5,735	3,984

Total Revenues	17,451	11,885	35,371	24,173

EXPENSES
Operating and Maintenance	1,411	1,145	2,986	2,372
Property Taxes	2,551	1,698	5,172	3,364
Interest	3,238	2,638	6,333	5,445
General and Administrative	1,839	885	2,678	1,928
Property Management Fee to Related Party	176	112	340	254
Investment Management Fee to Related Party	2,687	1,783	5,118	3,486
Acquisition Expenses	4,841	998	5,219	998
Depreciation and Amortization	6,717	6,148	13,960	11,870

Total Expenses	23,460	15,407	41,806	29,717

OTHER INCOME AND EXPENSES
Interest and Other Income	91	140	689	261
Net Settlement Payments on Interest Rate Swaps	(230)	(152)	(444)	(233)
(Loss) Gain on Interest Rate Swaps and Cap	(115)	525	(503)	357
Loss on Note Payable at Fair Value	(5)	(128)	(78)	(693)
Loss on Early Extinguishment of Debt	—	—	(73)	—

Total Other Income and (Expenses)	(259)	385	(409)	(308)

LOSS BEFORE PROVISION FOR INCOME TAXES AND EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED ENTITIES	(6,268)	(3,137)	(6,844)	(5,852)
PROVISION FOR INCOME TAXES	(70)	(58)	(85)	(87)
EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED ENTITIES	2,109	(1,051)	2,846	(1,849)

NET LOSS	(4,229)	(4,246)	(4,083)	(7,788)

Net Loss Attributable to Non-Controlling Operating Partnership Units	8	8	7	21

NET LOSS ATTRIBUTABLE TO CB RICHARD ELLIS REALTY TRUST SHAREHOLDERS	$(4,221)	$(4,238)	$(4,076)	$(7,767)

Basic and Diluted Net Income (Loss) Per Share—Attributable CB Richard Ellis Realty Trust Shareholders	$(0.03)	$(0.06)	$(0.03)	$(0.11)

Weighted Average Common Shares Outstanding—Basic and Diluted	128,444,105	74,543,506	120,399,165	70,844,927

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2010 and 2009 (unaudited)

(In Thousands)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,083)	$(7,788)
Adjustments to Reconcile Net Loss to Net Cash Flows Provided by Operating Activities:
Equity in (Income) Loss of Unconsolidated Entities	(2,846)	1,849
Distributions from Unconsolidated Entities	13,406	4,135
Loss on Interest Rate Swaps and Cap	503	(357)
Loss on Note Payable at Fair Value	78	693
Loss on Early Extinguishment of Debt	53	—
Gain on Transfer of Real Estate	(154)	—
Depreciation and Amortization of Building and Improvements	8,694	6,725
Amortization of Deferred Financing Costs	431	302
Amortization of Acquired In-Place Lease Value	5,162	5,070
Amortization of Above and Below Market Leases	115	397
Amortization of Lease Commissions	105	75
Amortization of Discount on Notes Payable	460	367
Share Based Compensation	240	—
Changes in Assets and Liabilities:
Accounts and Other Receivables	822	779
Deferred Rent	(2,076)	(320)
Other Assets	(377)	731
Accounts Payable and Accrued Expenses	(191)	(1,774)
Investment and Property Management Fees Payable to Related Party	196	(26)

Net Cash Flows Provided By Operating Activities	20,538	10,858

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of Real Estate Property	(140,523)	(15,753)
Investments in Unconsolidated Entities	(74,953)	(37,332)
Distributions from Unconsolidated Entities	5,737	230
Purchase Deposits	(1,500)	(3,627)
Restricted Cash	(60)	66
Lease Commissions	(715)	(110)
Improvements to Investments in Real Estate	(639)	(289)

Net Cash Flows Used in Investing Activities	(212,653)	(56,815)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Common Shares—Public Offering	301	151
Proceeds from Additional Paid-in-Capital—Public Offering	295,140	148,809
Redemption of Common Shares	(7,672)	(6,519)
Payment of Offering Costs	(26,318)	(16,691)
Payment of Distributions	(18,076)	(11,271)
Distribution to Non-Controlling Interest	(74)	(74)
Borrowing on Loan Payable	15,000	—
Principal Payments on Notes Payable	(10,763)	(2,132)
Deferred Financing Costs	(2,143)	(6)
Security Deposits	(9)	46

Net Cash Flows Provided by Financing Activities	245,386	112,313

EFFECT OF FOREIGN CURRENCY TRANSLATION	117	568

Net Increase in Cash and Cash Equivalents	53,388	66,924
Cash and Cash Equivalents, Beginning of the Period	112,631	30,330

Cash and Cash Equivalents, End of the Period	$166,019	$97,254

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for Interest	$5,422	$4,870
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distributions Declared and Payable	$19,266	$11,181
Proceeds from Dividend Reinvestment Program	$13,515	$7,784
Accrued Acquisition Costs Related to Real Property	$86	$19
Accrued Acquisition Costs Related to Investment in Unconsolidated Entities Due to Related Party	$659	$—
Deconsolidation of Real Estate Transferred to Duke joint venture	$(41,888)	$—
Notes Payable Assumed on Acquisitions of Real Estate	$26,766	$—
Increase in Investment in Duke joint venture from Transfer of Consolidated Real Estate	$42,042	$—
Share Awards Increase in APIC	$240	$—
Accrued Offering Costs	$1,340	$3,883

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Shareholders’ Equity and Non-Controlling Interest

For the Six Months Ended June 30, 2010 and 2009 (unaudited)

(In Thousands, Except Share Data)

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity	Temporary Equity Non-Controlling Interest Operating Partnership Units	Total Shareholder’s and Temporary Equity
	Shares	Amount
Balance at January 1, 2010	106,465,683	$1,065	$933,088	$(121,832)	$(12,322)	$799,999	$2,464	$802,463
Net Income	—	—	—	(4,076)	—	(4,076)	(7)	(4,083)
Foreign Currency Translation Loss	—	—	—	—	(2,992)	(2,992)	(6)	(2,998)
Swaps Fair Value Adjustment	—	—	—	—	(1,221)	(1,221)	(3)	(1,224)

Total Comprehensive Loss	—	—	—	(4,076)	(4,213)	(8,289)	(16)	(8,305)

Net Contributions From Public Offering of Common Shares, $0.01 Par Value	31,570,748	316	308,730	—	—	309,046	—	309,046
Trustee Common Shares	24,000	—	240	—	—	240	—	240
Costs Associated with Public Offering	—	—	(26,462)	—	—	(26,462)	—	(26,462)
Redemption of Common Shares	(845,177)	(8)	(7,664)	—	—	(7,672)	—	(7,672)
Adjustment to Record Non-Controlling Interest at Redemption Value	—	—	(90)	—	—	(90)	90	—
Distributions	—	—	—	(36,107)	—	(36,107)	(74)	(36,181)

Balance at June 30, 2010	137,215,254	$1,373	$1,207,842	$(162,015)	$(16,535)	$1,030,665	$2,464	$1,033,129

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Permanent Shareholders’ Equity	Temporary Equity Non-controlling Interest Operating Partnership Units	Total Shareholder’s and Temporary Equity
	Shares	Amount
Balance at January 1, 2009	64,490,068	$645	$560,110	$(54,221)	$(19,327)	$487,207	$2,464	$489,671
Net Loss		—	—	(7,767)	—	(7,767)	(21)	(7,788)
Foreign Currency Translation Loss	—	—	—	—	9,312	9,312	30	9,342

Total Comprehensive Loss	—	—	—	(7,767)	9,312	1,545	9	1,554

Net Contributions From Public Offering of Common Shares, $0.01 Par Value	15,948,990	159	156,586	—	—	156,745	—	156,745
Costs Associated with Public Offering	—	—	(16,049)	—	—	(16,049)	—	(16,049)
Redemption of Common Shares	(732,311)	(7)	(6,512)	—	—	(6,519)	—	(6,519)
Adjustment to Record Non-controlling Interest at Redemption Value	—	—	(65)	—	—	(65)	65	—
Distributions	—	—	—	(21,246)	—	(21,246)	(74)	(21,320)

Balance at June 30, 2009	79,706,747	$797	$694,070	$(83,234)	$(10,015)	$601,618	$2,464	$604,082

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

1. Organization and Nature of Business

CB Richard Ellis Realty Trust (the “Company”) was formed on March 30, 2004 under the laws of the state of Maryland. CBRE Operating Partnership, L.P. (“CBRE OP”) was formed in Delaware on March 30, 2004, with the Company as the sole general partner (the “General Partner”). The Company has elected to be taxed as a real estate investment trust (“REIT”) under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), beginning with its taxable period ended December 31, 2004. The Company was formed to raise capital and acquire ownership interests in high quality real estate properties, including office, retail, industrial, and multi-family residential properties, as well as other real estate-related assets.

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

The registration statement relating to our follow-on public offering was declared effective by the SEC on January 30, 2009. CNL Securities Corp. is the dealer manager (the “Dealer Manager”) of this offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through June 30, 2010, the Company received gross offering proceeds of approximately $728,540,691 from the sale of 72,998,556 shares.

The Company operates in an umbrella partnership REIT structure in which its majority-owned subsidiary, CBRE OP, owns, directly or indirectly, substantially all of the properties acquired on behalf of the Company. As of June 30, 2010, the Company, as the sole general partner of CBRE OP, owned approximately 99.82% of the common partnership units therein. REIT Holdings, an affiliate of the Investment Advisor, holds the remaining interest through 246,361 limited partnership units representing approximately a 0.18% ownership interest in the total limited partnership units. In exchange for services provided to the Company relating to its formation and future services, REIT Holdings also owns a Class B limited partnership interest (“Class B interest”). The Investment Advisor is affiliated with the Company in that the two entities have common officers and trustees, some of whom also own equity interests in the Investment Advisor and the Company. All business activities of the Company are managed by the Investment Advisor.

Unless the context otherwise requires or indicates, references to “CBRE REIT,” “we,” “the Company” “our,” and “us” refer to the activities of and the assets and liabilities of the business and operations of CB Richard Ellis Realty Trust and its subsidiaries.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

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

In the opinion of management, all adjustments of a normal recurring nature considered necessary in all material respects to present fairly our financial position, results of our operations and cash flows as of and for the three and six months and ended June 30, 2010 have been made. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results of operations to be expected for the entire year. We have evaluated subsequent events for recognition or disclosure through August 13, 2010, which was the date we filed this Form 10-Q with the SEC.

Principles of Consolidation

Because we are the sole general partner and majority owner of CBRE OP and have majority control over their management and major operating decisions, the accounts of CBRE OP are consolidated in our financial statements. The interests of REIT Holdings are reflected in non-controlling interest in the accompanying consolidated financial statements. All significant inter-company accounts and transactions are eliminated in consolidation. CB Richard Ellis Investors, LLC (“CBRE Investors”), an affiliate of the Investment Advisor, also owns an interest in us through its ownership of 243,229 common shares of beneficial interest at June 30, 2010 and December 31, 2009.

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

With respect to our majority limited membership interest in the Duke/Hulfish, LLC joint venture (the “Duke joint venture”), the Afton Ridge Joint Venture, LLC (“Afton Ridge”), the Goodman Princeton Holdings (Jersey) Limited joint venture (the “UK JV”) and the Goodman Princeton Holdings (LUX) SARL joint venture (the “European JV”) we considered the Codification Topic “Consolidation” (“FASB ASC 810”) in determining that we did not have control over the financial and operating decisions of such entities due to the existence of substantive participating rights held by the minority limited members who are also the managing members of the Duke joint venture and Afton Ridge, and the investment advisors/managers of the UK JV and the European JV, respectively.

We carry our investments in CBRE Strategic Partners Asia, the Duke joint venture, Afton Ridge, the UK JV and the European JV on the equity method of accounting because we have the ability to exercise significant influence (but not control) over operating and financial policies of each such entity.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

We eliminate transactions with such equity method entities to the extent of our ownership in each such entity. Accordingly, our share of net income (loss) of these equity method entities is included in consolidated net income (loss). CBRE Strategic Partners Asia is a limited partnership that qualifies for specialized industry accounting for investment companies. Specialized industry accounting allows investment companies to carry their investments at fair value, with changes in the fair value of the investments recorded in the statement of operations. On the basis of the guidance in ASC 970-323, the Company accounts for its investment in CBRE Strategic Partners Asia under the equity method. As a result, and in accordance with ASC 810-10-25-15 the specialized accounting treatment, principally the fair value basis applied by CBRE Strategic Partners Asia under the investment company guide, is retained in the recognition of equity method earnings in the statement of operations of the Company. See Note 15 “Fair Value of Financial Instruments and Investments” for further discussion of the application of the fair value accounting to our investment in CBRE Strategic Partners Asia.

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

Cash Equivalents

We consider short-term investments with maturities of three months or less when purchased to be cash equivalents. As of June 30, 2010 and December 31, 2009, cash equivalents consisted primarily of investments in money market funds.

Restricted Cash

Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of June 30, 2010 and December 31, 2009, our restricted cash balance was $1,983,000 and $1,923,000, respectively, which represents amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by our agreements with our lenders.

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

As of June 30, 2010 and December 31, 2009, we did not have any properties held for sale.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

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

Investments in Real Estate

Our investments in real estate are stated at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Buildings and Improvements	39 years
Site Improvements	15 and 25 years
Tenant Improvements	Shorter of the useful lives or the terms of the related leases

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred. As of June 30, 2010 and December 31, 2009, we owned, on a consolidated basis, 62 and 60 real estate investments, respectively.

On March 31, 2010, we completed the transfer of our wholly-owned Miramar I and II properties into the Duke joint venture.

On April 8, 2010, we acquired 5160 Hacienda Drive, a single tenant corporate headquarters and research and development building located in Dublin, CA, in the eastern portion of the San Francisco Bay area. The purchase price was $38,500,000.

On May 7, 2010, we acquired 10450 Pacific Center Court, a single tenant office building located in San Diego, CA. The purchase price was $32,750,000.

On June 21, 2010, we acquired 225 Summit Avenue, a single tenant corporate headquarters office building located in Montvale, NJ, in the New York metropolitan area. The purchase price was $40,600,000.

On June 24, 2010, we acquired One Wayside Road, a single tenant corporate headquarters office building located in Burlington, MA, a suburb of Boston. The purchase price was $55,525,000.

We adopted the provisions of Accounting Standard Codification Topic “Business Combinations” (“FASB ASC 805”) which required us to expense the related acquisition costs of acquisitions made during the years following December 31, 2008. The adoption of the provisions of FASB ASC 805 affects our consolidated financial statements, results of operations and cash flows from operations. We expensed $4,841,000 and $998,000, $5,219,000 and $998,000 of acquisition costs during the three and six months ended June 30, 2010 and 2009, respectively.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

Other Assets

Other assets include the following as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Purchase deposits	$1,500	$—
Prepaid insurance	612	260
Prepaid real estate taxes	—	76
Interest rate cap at fair value	—	1
Other	142	40

Total	$2,254	$377

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

Non-Controlling Interest

We owned a 99.82%, 99.77%, and 99.69% partnership interest in CBRE OP as of June 30, 2010, December 31, 2009 and June 30, 2009, respectively. The remaining 0.18%, 0.23% and 0.31% partnership interest as of June 30, 2010, December 31, 2009 and June 30, 2009, respectively, was owned by REIT Holdings in the form of 246,361 non-controlling operating partnership units which were exchangeable on a one for one basis for common shares of CBRE REIT, with an estimated aggregate redemption value of $2,464,000.

Impairment of Long-Lived Assets

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. In spite of intensive leasing efforts and preliminary interest exhibited by a variety of tenants since our acquisition in 2008, the Kings Mountain III property remains vacant. Due to the challenging economic environment, we recognized an impairment of our consolidated investment in Kings Mountain III in the amount of $9,160,000 during the year ended December 31, 2009 which reduced our carrying value of the property to $15,300,000. Based on the adjusted basis in the Kings Mountain III property no further impairment was recognized during the three and six months ended June 30, 2010. No impairment of consolidated investments was recognized during the three and six months ended June 30, 2010 and 2009.

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

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

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

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable period ended December 31, 2004. To qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) adjusted taxable income, as defined in the Code, to our shareholders and satisfy certain other organizational and operating requirements. We generally will not be subject to U.S. federal income taxes if we distribute 100% of our taxable income for each year to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to U.S. federal income taxes and excise taxes on our undistributed taxable income. Except as discussed below, we believe that we have met all of the REIT distribution and technical requirements for the six months ended June 30, 2010 and the year ended December 31, 2009. Management intends to continue to adhere to these requirements and maintain our REIT qualification.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

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

Revenue Recognition and Valuation of Receivables

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $6,535,000 and $6,785,000 as security for such leases at June 30, 2010 and December 31, 2009, respectively.

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

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $237,000 and $183,000 as of June 30, 2010 and December 31, 2009, respectively. During the six months ended June 30, 2010, we wrote off $310,000 of the uncollectible rent receivables for the tenant Randal C. Espey at the Deerfield Commons I property, tenants Cell Arch Technologies, Inc. and Keogh Consulting, Inc. at the Lakeside Office Center, and the tenant Romeo Rim, Inc. at the Cherokee Corporate Park. $363,000 of allowance for doubtful accounts was recognized during the six months ended June 30, 2010. In addition, the unamortized tangible and intangible asset balances totaling $27,000 were also written off during the six months ended June 30, 2010, of which ($10,000), $5,000, $8,000 and $24,000 are related to above/below market leases, lease commissions, tenant improvements and in place lease value, respectively.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

Offering Costs

Offering costs totaling $26,462,000 and $16,049,000 were incurred during the six months ended June 30, 2010 and 2009, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Offering costs incurred through June 30, 2010 totaled $118,964,000. Of the total amount, $106,504,000 was incurred to CNL Securities Corp., as Dealer Manager; $3,969,000 was incurred to CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor; $442,000 was incurred to the Investment Advisor for reimbursable marketing costs and $8,049,000 was incurred to other service providers. Each party will be paid the amount incurred from proceeds of the public offering. As of June 30, 2010 and December 31, 2009, the accrued offering costs payable to related parties included in our consolidated balance sheets were $1,192,000 and $1,114,000, respectively. Offering costs payable to unrelated parties of $148,000 and $83,000 at June 30, 2010 and December 31, 2009, respectively, were included in accounts payable and accrued expenses.

Deferred Financing Costs and Discounts on Notes Payable

Direct costs incurred in connection with obtaining financing are amortized over the respective term of the loan on a straight-line basis, which approximates the effective interest method.

Discounts or premiums on notes payable are amortized to interest expense based on the effective interest method.

Translation of Non-U.S. Currency Amounts

The financial statements and transactions of our United Kingdom and European real estate operations are recorded in its functional currency, namely the Great Britain Pound (“GBP”) and the Euro (“EUR”) and are then translated into U.S. dollars (“USD”).

Assets and liabilities of this operation are denominated in the functional currency and are then translated at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the reporting period. Translation adjustments are reported in “Accumulated Other Comprehensive Loss,” a component of Shareholders’ Equity.

The carrying value of our United Kingdom assets and liabilities fluctuate due to changes in the exchange rate between the USD and the GBP. The exchange rate of the USD to the GBP was $1.4940 and $1.6156 at June 30, 2010 and December 31, 2009, respectively.

The profit and loss weighted average exchange rate of the USD to the GBP was approximately $1.4911 and $1.5775, and $1.5380 and $1.4762, respectively, for the three and six months ended June 30, 2010 and 2009.

The carrying value of our European assets and liabilities fluctuate due to changes in the exchange rate between the USD and the EUR. The exchange rate of the USD to the EUR was $1.2228 at June 30, 2010. We acquired our first property in Europe on June 10, 2010.

The profit and loss weighted average exchange rate of the USD to the EUR was approximately $1.2301 for the period ended June 30, 2010. We acquired our first property in Europe on June 10, 2010.

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

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

Earnings Per Share Attributable to CB Richard Ellis Realty Trust Shareholders

Basic net income (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding during each period. The computation of diluted net income (loss) further assumes the dilutive effect of stock options, stock warrants and contingently issuable shares, if any. No stock options, stock warrants or contingently issuable shares have been issued since the inception of the REIT and through June 30, 2010 that are not fully vested. As a result, there is no difference in basic and diluted shares.

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

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

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

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

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

Acquisition related expenses of $3,567,000 and $3,576,000 associated with the acquisition of consolidated real estate were expensed during the three and six months ended June 30, 2010. The purchase allocation to the assets and liabilities are preliminary and subject to revision based on the finalization of the valuations of the assets and liabilities acquired.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for the above noted acquisitions during the six months ended June 30, 2010 (in thousands):

Property	Land	Site Improvements	Building Improvements	Tenant Improvements	Acquired In- Place Lease Value	Above Market Lease Value	Below Market Lease Value	Preminum on Notes	Purchase Price	Notes Payable Assumed	Net Assets Acquired
5160 Hacienda Drive	$8,100	$554	$20,564	$1,775	$5,768	$1,739	$—	$—	$38,500	$—	$38,500
10450 Pacific Center Court	5,000	497	20,145	1,171	4,193	1,744	—	—	32,750	—	32,750
225 Summit Avenue	7,100	964	24,679	2,207	6,704	—	(1,054)	—	40,600	—	40,600
One Wayside Road	7,000	491	38,138	2,317	7,718	803	(340)	(602)	55,525	(26,766)	28,759

	$27,200	$2,506	$103,526	$7,470	$24,383	$4,286	$(1,394)	$(602)	$167,375	$(26,766)	$140,609

Building Improvements are depreciated over 39 years; Site Improvements are depreciated over 15 and 25 years; Tenant Improvements, Acquired In-Place Lease Value, Above Market Lease Value and Below Market Lease Value are amortized over the remaining lease terms at the time of acquisition.

The following table summarizes the net assets transferred to the Duke joint venture on March 31, 2010 relating to the contribution of our 100% ownership interests in the Miramar I and Miramar II properties (in thousands):

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

The contribution resulted in the deconsolidation of the Miramar I and Miramar II properties from our balance sheet on March 31, 2010 based on the contribution from consolidated subsidiaries to an unconsolidated investee entity, the Duke joint venture. As a result of the contribution, our investment in the Duke joint venture increased by $42,378,000 (inclusive of proration credits of $281,000 transferred to the Duke joint venture). We recorded a gain on the contribution of $154,000. Included in operations for the three months ended March 31, 2010, were revenues of $1,348,000 and operating expenses of $817,000. There were no comparable amounts of operations during the six months ended June 30, 2010 as the two contributed properties were not acquired until December 31, 2009.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

Unaudited pro forma results, assuming the above noted acquisitions had occurred as of January 1, 2010 and January 1, 2009, for the purpose of the 2010 and 2009 pro forma disclosures, respectively, are presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$20,207	$19,578	$42,538	$39,559
Operating Loss	(5,197)	(5,042)	(3,795)	(4,862)
Net Loss	(3,410)	(5,751)	(1,442)	(7,082)
Basic and Diluted Loss Per Share	$(0.03)	$(0.08)	$(0.01)	$(0.10)
Weighted Average Shares Outstanding for Basic and Diluted Loss	128,444,105	74,543,506	120,399,165	70,844,927

4. Investments in Unconsolidated Entities

Investments in unconsolidated entities at June 30, 2010 and December 31, 2009 consist of the following (in thousands):

	June 30, 2010	December 31, 2009
CBRE Strategic Partners Asia	$5,432	$8,142
Duke Joint Venture	236,710	185,088
Afton Ridge Joint Venture	20,249	20,867
UK JV	26,835	—
European JV	27,259	—

	$316,485	$214,097

The following is a summary of the investments in unconsolidated entities for the six months ended June 30, 2010 and for the year ended December 31, 2009 (in thousands):

	For the Six Months Ended June 30, 2010	For the Year Ended December 31, 2009
Investment Balance, January 1	$214,097	$131,703
Contributions	117,989	91,536
REIT Basis Adjustments	(617)	43
Company’s Equity in Net Income (including adjustments for basis differences)	2,846	2,743
Other Comprehensive Income (Loss) of Unconsolidated Entities	1,314	(142)
Distributions	(19,144)	(11,786)

Investment Balance, End of Period	$316,485	$214,097

CBRE Strategic Partners Asia

We have agreed to a capital commitment of $20,000,000 in CBRE Strategic Partners Asia, which extends for 36 months (to January 31, 2011) after the close of the final capital commitment. The investment commitment period was extended in January 2010 for a one year period from January 31, 2010 through January 31, 2011. As of June 30, 2010, we have contributed $12,097,000 of our capital commitment which was funded using net proceeds from our public offerings. CBRE Investors, our sponsor, formed CBRE Strategic Partners Asia to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in Asia, including China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. The initial closing date of CBRE Strategic Partners Asia was in July 2007, with additional commitments being accepted through January 2008. CBRE Strategic Partners Asia closed on January 31, 2008, with aggregate capital commitments of $394,200,000. CBRE Strategic Partners Asia has an eight year term, which may be extended for up to two one-year periods with the approval of two-thirds of the limited partners.

As of June 30, 2010, CBRE Strategic Partners Asia, with its parallel fund, CB Richard Ellis Strategic Partners Asia II, L.P., had aggregate investor commitments of approximately $394,200,000 from institutional investors including CBRE Investors. We own an ownership

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

interest of approximately 5.07% in CBRE Strategic Partners Asia. As of June 30, 2010, CBRE Strategic Partners Asia had acquired ownership interests in 10 properties, five in China and five in Japan and had sold two properties in China; one residential property and one mixed—use property. Our capital commitment is currently being pledged as collateral for borrowings of CBRE Strategic Partners Asia of which our pro-rata portion of such borrowing was approximately $2,562,000 and $5,208,000, based on our 5.07% ownership interest at June 30, 2010 and December 31, 2009, respectively.

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

On May 26, 2010, we received a distribution of net sales proceeds from CBRE Strategic Partners Asia totaling $3,146,000 from the sale of a joint venture interest in a mixed use project located in Tianjin, China. The cash distributions from this transaction are not subject to recall.

We carry our investment in CBRE Strategic Partners Asia on the equity method of accounting. Those investments where we have the ability to exercise significant influence (but not control) over operating and financial policies of such entities (including certain entities where we have less than 20% ownership) are accounted for using the equity method. Accordingly, our share of the income or loss of these equity method entities is included in consolidated net income or loss. CBRE Strategic Partners Asia is a limited partnership that qualifies for specialized industry accounting for investment companies. Specialized industry accounting allows investment companies to carry their investments at fair value, with changes in the fair value of the investments recorded in the statement of operations. On the basis of the guidance in ASC 970-323, the Company accounts for its investment in CBRE Strategic Partners Asia under the equity method. As a result, and in accordance with ASC 810-10-25-15 the specialized accounting treatment, principally the fair value basis applied by CBRE Strategic Partners Asia under the investment company guide, is retained in the recognition of equity method earnings in the statement of operations of the Company. See Note 15 “Fair Value of Financial Instruments and Investments” for further discussion of the application of the fair value accounting to our investment in CBRE Strategic Partners Asia.

Consolidated Balance Sheets of CBRE Strategic Partners Asia as of June 30, 2010 (unaudited) and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Assets
Real Estate	$200,873	$332,712
Other Assets	10,719	11,224

Total Assets	$211,592	$343,936

Liabilities and Equity
Notes Payable	$40,082	$68,686
Loan Payable	50,535	102,716
Other Liabilities	11,872	10,509

Total Liabilities	102,489	181,911

Company’s Equity	5,432	8,142
Other Investors’ Equity	103,671	153,883

Total Liabilities and Equity	$211,592	$343,936

Consolidated Statements of Operations of CBRE Strategic Partners Asia for the three and six months ended June 30, 2010 and 2009 (unaudited) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total Revenues and Appreciation (Depreciation)	$6,611	$12,001	$5,997	$12,295
Total Expenses	5,865	39,991	8,531	60,165

Net Income (Loss)	746	(27,990)	(2,534)	(47,870)

Company’s Equity in Net Income (Loss)	$28	$(1,430)	$(148)	$(2,449)

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

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

On October 15, 2009, the Duke joint venture acquired Northpoint III, located at 3300 Exchange Place, Lake Mary, FL, a suburb of Orlando, for approximately $18,240,000, exclusive of customary closing costs and acquisition fees which were both expensed, as incurred. We made cash contributions totaling approximately $14,592,000 to the Duke joint venture in connection with the acquisition.

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

As of June 30, 2010, the Duke joint venture has purchased approximately $465,766,000 of assets, exclusive of acquisition fees and closing costs, and holds interests in 17 properties, six located in Florida, three located in North Carolina, two located in Indiana, two located in Texas, two located in Arizona and one in each of Ohio and Tennessee.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

The following table provides further detailed information concerning the properties held in the Duke joint venture at June 30, 2010:

Property and Market	Property Type	Net Rentable Square Feet	Tenant	Lease Expiration	Approximate Purchase Price(1)	Pro Rata Share of Approximate Purchase Price(2)	Approximate Debt Financing	Acquisition Fee(3)
Buckeye Logistics Center / Phoenix, AZ	Warehouse/ Distribution	604,678	Amazon.com(4)	06/2018	$43,601,000	$34,880,800	$20,000,000	$349,000

201 Sunridge Blvd. / Dallas, TX	Warehouse/ Distribution	822,550	Unilever(5)	09/2018	31,626,000	25,300,800	19,400,000	253,000

12200 President’s Court / Jacksonville, FL	Warehouse/ Distribution	772,210	Unilever(5)	09/2018	36,956,000	29,564,800	21,600,000	296,000

AllPoints at Anson Bldg. 1 / Indianapolis, IN	Warehouse/ Distribution	630,573	Amazon.com(4)	07/2018	33,401,000	26,720,800	17,000,000	267,000

Aspen Corporate Center 500 / Nashville, TN	Office	180,147	Verizon Wireless(6)	10/2018	37,111,000	29,688,800	21,200,000	297,000

125 Enterprise Parkway / Columbus, OH	Warehouse/ Distribution	1,142,400	Kellogg’s	03/2019	47,905,000	38,324,000	26,800,000	383,000

AllPoints Midwest Bldg. 1 / Indianapolis, IN	Warehouse/ Distribution	1,200,420	Prime Distribution	05/2019	51,800,000	41,440,000	24,000,000	414,000

22535 Colonial Pkwy. / Houston, TX	Office	89,750	Det Norske Veritas	06/2019	14,700,000	11,760,000	—	176,000

Celebration Office Center III / Orlando, FL	Office	100,924	Disney Vacation Development	04/2016	17,050,000	13,640,000	—	205,000

Fairfield Distribution Ctr. IX / Tampa, FL	Warehouse/ Distribution	136,212	Iron Mountain	08/2025	9,300,000	7,440,000	—	112,000

Northpoint III / Orlando, FL	Office	108,499	Florida Power	10/2021	18,240,000	14,592,000	—	219,000

Goodyear Crossing Ind. Park II / Phoenix, AZ	Warehouse/ Distribution	820,384	Amazon.com(4)	09/2019	45,645,000	36,516,000	—	548,000

3900 N. Paramount Pkwy. / Raleigh, NC	Office	100,987	PPD Development	11/2023	13,970,000	11,176,000	—	168,000

3900 S. Paramount Pkwy. / Raleigh, NC	Office	119,170	PPD Development/ LSSI	11/2023 10/2012	16,319,000	13,055,200	—	196,000

1400 Perimeter Park Drive / Raleigh, NC	Office	44,916	PPD Development	11/2023	4,962,000	3,969,600	—	60,000

Miramar I/ Miami, FL(7)	Office	94,060	DeVry	11/2017	17,056,000	13,644,800	—	—

Miramar II/ Miami, FL(7)	Office	128,540	Royal Caribbean	05/2016	26,124,000	20,899,200	—	—

		7,096,420			$465,766,000	$372,612,800	$150,000,000	$3,943,000

(1)	Approximate total purchase price, exclusive of closing costs, paid by the Duke joint venture for each of these properties.

(2)	Pro rata share of approximate purchase price is at our pro rata share of effective ownership for each of these properties, which was funded using net proceeds of our public offerings.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

For a period of three years from the date of the operating agreement, the Duke joint venture will have the right of first offer to acquire additional newly developed bulk industrial built-to-suit properties from Duke if such properties satisfy certain specified conditions. We will retain the right to approve the acquisition and purchase price of each such property. The total amount of properties (inclusive of the Industrial Portfolio) that may be contributed to the Duke joint venture over this period may be up to $800,000,000. As of June 30, 2010, we have no further required capital commitments to fund the Duke joint venture, but may continue to participate in future available properties at our discretion.

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

Consolidated Balance Sheet of the Duke joint venture as of June 30, 2010 (unaudited) (in thousands):

	June 30, 2010	REIT Basis Adjustments(1)	Total
Assets
Real Estate Net	$396,312	$2,228	$398,540
Other Assets	52,454	—	52,454

Total Assets	$448,766	$2,228	$450,994

Liabilities and Equity
Notes Payable	$150,000	—	$150,000
Other Liabilities	5,663	—	5,663

Total Liabilities	155,663	—	155,663

Company’s Equity	234,482	2,228	236,710
Other Investor’s Equity	58,621	—	58,621

Total Liabilities and Equity	$448,766	$2,228	$450,994

(1)

REIT Basis Adjustments include those costs incurred by the Company outside of the Duke joint venture that are directly capitalizable to its investment in real estate assets acquired through the Duke joint venture including acquisition fees paid to our Investment Advisor prior to January 1, 2009. Thereafter such acquisition fees were expensed as incurred.

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

(1)

REIT Basis Adjustments include those costs incurred by the Company outside of the Duke joint venture that are directly capitalizable to its investment in real estate assets acquired through the Duke joint venture including acquisition fees paid to our Investment Advisor prior to January 1, 2009. Thereafter such acquisition fees were expensed as incurred.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

Consolidated Statement of Operations of the Duke joint venture for the three and six months ended June 30, 2010 and 2009, (unaudited) (in thousands);

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total Revenues	$12,467	$6,819	$22,427	$13,030
Operating Expenses	2,704	1,316	5,082	2,477
Interest	2,144	2,144	4,288	4,288
Depreciation and Amortization	4,932	3,047	9,018	5,836

Net Income	$2,687	$312	$4,039	$429

Company’s Share in Net Income	$2,149	$312	$2,993	$429
Adjustments for Company Basis	(29)	(22)	(61)	(54)

Company’s Equity in Net Income	$2,120	$290	$2,932	$375

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

The purchase agreement with the seller contained a two year master lease agreement whereby rental revenues were guaranteed by the seller on the 9% unoccupied space at the date of the acquisition up to a maximum of $1,102,000. In addition, leasing commissions and tenant improvement allowances were to be reimbursed under the purchase agreement up to $934,000 over the same two year period for leasing activities incurred by Afton Ridge to lease this unoccupied space. As of June 30, 2010, $691,000 in rental revenue guarantee payments and $521,000 in leasing commission and tenant reimbursement payments, respectively, have been received by Afton Ridge and treated as purchase price adjustments in the period when the contingency was resolved on the Afton Ridge standalone financial statements. Our pro rata share of such purchase price adjustments have been treated as a reduction of our investment in Afton Ridge.

Afton Ridge Shopping Center is a 470,288 square foot regional shopping center, completed in 2006, in which Afton Ridge owns 296,388 rentable square feet that is currently 95% leased. One of the shopping center’s anchors, a 173,900 square foot SuperTarget, is not owned by us. Additional anchor tenants in Afton Ridge Shopping Center are Best Buy, Marshalls, PetSmart, Dick’s Sporting Goods, Stein Mart and Ashley Furniture. Afton Ridge Shopping Center is the retail component of a 260 acre master planned mixed-use development.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

Consolidated Balance Sheet of Afton Ridge as of June 30, 2010 (unaudited) (in thousands):

	June 30, 2010	REIT Basis Adjustments(1)	Total
Assets
Real Estate Net	$46,978	$613	$47,591
Other Assets	4,221	—	4,221

Total Assets	$51,199	$613	$51,812

Liabilities and Equity
Note Payable	$25,500	—	$25,500
Other Liabilities	3,882	—	3,882

Total Liabilities	29,382	—	29,382

Company’s Equity	19,636	613	20,249
Other Investor’s Equity	2,181	—	2,181

Total Liabilities and Equity	$51,199	$613	$51,812

(1)

REIT Basis Adjustments include those costs incurred by the Company outside of Afton Ridge that are directly capitalizable to its investment in real estate assets acquired through Afton Ridge including acquisition fees paid to our Investment Advisor prior to January 1, 2009. Thereafter such acquisitions fees were expensed as incurred.

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

(1)

REIT Basis Adjustments include those costs incurred by the Company outside of Afton Ridge that are directly capitalizable to its investment in real estate assets acquired through Afton Ridge including acquisition fees paid to our Investment Advisor prior to January 1, 2009. Thereafter such acquisitions fees were expensed as incurred.

Consolidated Statements of Operations of Afton Ridge for the three and six months ended June 30, 2010 and 2009 (unaudited) (in thousands);

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total Revenues	$1,265	$1,272	$2,565	$2,555
Operating Expenses	299	338	650	639
Interest	376	376	752	752
Depreciation and Amortization	450	456	902	906

Net Income	$140	$102	$261	$258

Company’s Share in Net Income	$126	$92	$235	$233
Adjustments for REIT Basis	(3)	(5)	(10)	(10)

Company’s Equity in Net Income	$123	$87	$225	$223

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

UK JV and European JV

On June 10, 2010, we entered into two joint ventures with subsidiaries of the Goodman Group (ASX: GMG), or Goodman, one of which will seek to invest in logistics focused warehouse/distribution properties in the United Kingdom, or the UK JV, and the other which will seek to invest in logistics focused warehouse/distribution properties in France, Belgium, the Netherlands, Luxembourg and Germany, or the European JV. We own an 80% interest in each joint venture and Goodman owns a 20% interest in each joint venture. The terms of each joint venture are described in more detail below.

UK JV

The shareholders’ agreement pertaining to the UK JV is by and among RT Princeton UK Holdings, LLC (our wholly-owned subsidiary), Goodman Jersey Holding Trust and Goodman Princeton Holdings (Jersey) Limited, the UK JV, for the purpose of acquiring and holding, either directly or indirectly, up to £400,000,000 in logistics focused warehouse/distribution properties. On June 10, 2010, we initially funded the UK J.V. with capital contributions of $26,180,000. The UK JV has acquired an initial portfolio of two properties, as described further in the table below, which were previously owned by a subsidiary of Goodman and which were purchased by the UK JV simultaneously with the closing of the UK JV.

Property and Market	Year Built	Property Type	Tenant	Net Rentable Sq. Feet	Percentage Leased	Lease Expiration	Approximate Total Acquisition Cost (in thousands)

Amber Park, South Normanton, UK	1990	Warehouse/Distribution	UniDrug Distribution Group	208,423	100%	3/2017	$15,642

Brackmills, Northampton, UK	1984	Warehouse/Distribution	GE Lighting Operations Limited	186,618	100%	3/2017	$16,759

The initial investment term of the UK JV is three years. A board of directors, comprised of members representing us and Goodman, in each case with an equal number of votes, has the responsibility for the supervision, management and major operating decisions of the UK JV and its business, except with respect to certain reserved matters which will require the unanimous approval of us and Goodman.

During the investment period, the UK JV has a right of first offer, with respect to certain logistics development or logistics investment assets considered for investment in the UK by Goodman or us. If a deadlock has arisen pertaining to a major decision regarding a specific property, either shareholder may exercise a buy-sell option in relation to the relevant property. After the initial investment period, either shareholder wishing to exit the UK JV may exercise a buy-sell option.

The UK JV will pay certain fees to certain Goodman subsidiaries in connection with the services they provide to the UK JV, including but not limited to investment advisory, development management and property management services. Goodman may also be entitled to a promoted interest in the UK JV.

Consolidated Balance Sheet of UK JV as of June 30, 2010 (unaudited) (in thousands):

June 30, 2010
Assets
Real Estate Net	$33,391
Other Assets	966

Total Assets	$34,357

Liabilities and Equity
Other Liabilities	$813

Total Liabilities	813

Company’s Equity	26,835
Other Investor’s Equity	6,709

Total Liabilities and Equity	$34,357

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

Consolidated Statements of Operations of UK JV for the period June 10, 2010 through June 30, 2010 (unaudited) (in thousands); there were no activities for the three and six months ended June 30, 2009:

For the Period June 10, 2010 Through June 30, 2010
Total Revenues	$162
Operating Expenses	338

Net Loss	$(176)

Company’s Equity in Net Loss	$(141)

European JV

The shareholders’ agreement pertaining to the European JV is by and among RT Princeton CE Holdings, LLC (our wholly-owned subsidiary), Goodman Europe Development Trust acting by its trustee Goodman Europe Development Pty Ltd. and Goodman Princeton Holdings (LUX) S.À.R.L., the European JV, for the purpose of acquiring and holding, either directly or indirectly, up to €400,000,000 in logistics focused warehouse/ distribution properties. On June 10, 2010, we initially funded the European JV with capital contributions of $26,802,000. The European JV has acquired an initial portfolio of two properties, as described further in the table below, which were previously owned by a subsidiary of Goodman and which were purchased by the European JV simultaneously with the closing of the European JV and expects to acquire a third property upon its completion, which is expected to be in the third quarter of 2010.

Property and Market	Year Built	Property Type	Tenant	Net Rentable Sq. Feet	Percentage Leased	Lease Expiration	Approximate Total Acquisition Cost (in thousands)
Düren, Düren Germany	2008	Warehouse/Distribution	Metsä Tissue GmbH	391,494	100%	01/2013	$16,435

Shönberg, Shönberg, Germany	2009	Warehouse/Distribution	LK Logistik GmbH	443,215	100%	04/2015	$17,274

Langenbach, Munich, Germany(1)	N/A	Warehouse/Distribution	DSV Stuttgart GmbH & Co. KG	225,106	100%	07/2015	—

(1)

The European JV expects to acquire Langenbach upon its completion which is expected to occur during the third quarter of 2010. This acquisition is subject to certain contingencies and there can be no assurance that this acquisition will occur.

The initial investment term of the European JV is three years. A board of directors, comprised of members representing us and Goodman, in each case with an equal number of votes, has the responsibility for the supervision, management and major operating decisions of the European JV and its business, except with respect to certain reserved matters which will require the unanimous approval of us and Goodman.

During the investment period, the European JV has a right of second offer (after another investment vehicle managed by Goodman) with respect to certain logistics development or logistics investment assets considered for investment by Goodman, and has a right of first offer with respect to certain logistics development or logistics investment assets considered for investment by us. If a deadlock has arisen pertaining to a major decision regarding a specific property, either shareholder may exercise a buy-sell option in relation to the relevant property. After the initial investment period, either shareholder wishing to exit the European JV may exercise a buy-sell option. The European JV will pay certain fees to certain Goodman subsidiaries in connection with the services they provide to the European JV, including but not limited to investment advisory, development management and property management services. Certain Goodman subsidiaries may also be entitled to a promoted interest in the European JV.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

Consolidated Balance Sheet of European JV as of June 30, 2010 (unaudited) (in thousands):

June 30, 2010
Assets
Real Estate Net	$34,361
Other Assets	2,856

Total Assets	$37,217

Liabilities and Equity
Other Liabilities	$3,144

Total Liabilities	3,144

Company’s Equity	27,259
Other Investor’s Equity	6,814

Total Liabilities and Equity	$37,217

Consolidated Statements of Operations of European JV for the period June 10, 2010 through June 30, 2010 (unaudited) (in thousands); there were no activities for the three and six months ended June 30, 2009:

For the Period June 10, 2010 Through June 30, 2010
Total Revenues	$182
Operating Expenses	210

Net Loss	$(28)

Company’s Equity in Net Loss	$(22)

5. Acquisition Related Intangible Assets

Our acquisition related intangible assets are included in the consolidated balance sheets as acquired in-place lease value, acquired above market lease value and acquired below market lease value.

The following is a schedule of future amortization of acquisition related intangible assets as of June 30, 2010 (in thousands):

	Acquired In-Place Lease Value	Below Market Lease Value	Above Market Lease Value
2010 (Six months ending December 31, 2010)	$5,548	$1,437	$1,632
2011	10,870	2,871	3,251
2012	9,303	2,134	3,203
2013	7,817	1,354	2,383
2014	6,613	1,259	1,284
2015	6,392	1,222	1,213
Thereafter	25,580	3,724	5,495

	$72,123	$14,001	$18,461

The amortization of the above and below-market lease values included in rental revenue were ($762,000) and $685,000, respectively, for the three months ended June 30, 2010, ($1,173,000) and $1,193,000, respectively, for the three months ended June 30, 2009. The amortization of in-place lease value included in amortization expense was $2,382,000 and $2,675,000 for the three months ended June 30, 2010 and 2009, respectively.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

The amortization of the above and below-market lease values included in rental revenue were ($1,497,000) and $1,382,000, respectively, for the six months ended June 30, 2010, ($1,866,000) and $1,469,000, respectively, for the six months ended June 30, 2009. The amortization of in-place lease value included in amortization expense was $5,162,000 and $5,070,000 for the six months ended June 30, 2010 and 2009, respectively.

6. Debt

Notes Payable secured by real property are summarized as follows (in thousands):

Property	Interest Rate as of		Maturity Date	Notes Payable as of
	June 30, 2010	December 31, 2009		June 30, 2010	December 31, 2009
REMEC	4.79%	4.79%	November 1, 2011	$13,250	$13,250
300 Constitution	4.84	4.84	April 1, 2012	12,000	12,000
Deerfield Commons I.(1)	5.23	5.23	December 1, 2015	9,725	9,725
602 Central Blvd.(2)	—	1.25	—	—	8,886
Bolingbrook Point III	5.26	5.26	January 1, 2015	9,000	9,000
Fairforest Bldg. 5(3)	6.33	6.33	February 1, 2024	10,101	10,330
Fairforest Bldg. 6(3)	5.42	5.42	June 1, 2019	3,124	3,257
HJ Park—Bldg. 1(3)	4.98	4.98	March 1, 2013	783	914
North Rhett I(3)	5.65	5.65	August 1, 2019	4,078	4,246
North Rhett II(3)	5.20	5.20	October 1, 2020	2,264	2,345
North Rhett III(3)	5.75	5.75	February 1, 2020	1,832	1,903
North Rhett IV(3)	5.80	5.80	February 1, 2025	10,113	10,328
Mt Holly Bldg.(3)	5.20	5.20	October 1, 2020	2,264	2,345
Orangeburg Park Bldg(3)	5.20	5.20	October 1, 2020	2,302	2,385
Kings Mountain I(3)	5.27	5.27	October 1, 2020	1,959	2,030
Kings Mountain II(3)	5.47	5.47	January 1, 2020	5,829	6,057
Union Cross Bldg. I(3)	5.50	5.50	July 1, 2021	2,843	2,935
Union Cross Bldg. II(3)	5.53	5.53	June 1, 2021	8,689	8,972
Thames Valley Five(4)(5)	6.42	6.42	May 30, 2013	11,205	12,117
Lakeside Office Center(6)	6.03	6.03	September 1, 2015	9,000	9,000
Enclave on the Lake(7)	5.45	5.45	May 1, 2011	18,092	18,274
Albion Mills Retail Park(4)(8)(9)	5.25	5.25	October 10, 2013	8,621	9,323
Avion Midrise III & IV(10)	5.52	5.52	April 1, 2014	21,561	21,765
12650 Ingenuity Drive(11)	5.62	5.62	October 1, 2014	13,244	13,424
Maskew Retail Park(4)(12)	5.68	5.68	August 10, 2014	20,879	22,578
One Wayside Road(13)	5.66	—	August 1, 2015	14,606	—
One Wayside Road(13)	5.92	—	August 1, 2015	12,111	—

Notes Payable				229,475	217,389
Plus Premium				602	—
Less Discount				(4,157)	(4,615)
Less Albion Mills Retail Park Fair Value Adjustment				(247)	(349)

Notes Payable Net of Premiums / Discounts and Fair Value Adjustment				$225,673	$212,425

(1)	Interest only payments are due monthly for the first 60 months of the loan term. Principal and interest payments are due monthly for the remaining 60 months of the loan term.

(2)	This loan was fully paid off on March 11, 2010.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

(5)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of June 30, 2010 which expires on May 30, 2013. The stated rates on the mortgage note payable were 1.66% and 1.59% at June 30, 2010 and December 31, 2009, respectively, and were based on GBP-based LIBOR plus a spread of 1.01%.

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

(9)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of June 30, 2010 which expires on October 10, 2013. The stated rates on the mortgage note payable were 1.96% and 1.88% at June 30, 2010 and December 31, 2009, respectively, and were based on GBP-based LIBOR plus a spread of 1.31%.

(10)	The loan was assumed from the seller of Avion Midrise III & IV on November 18, 2008 and was recorded at estimated fair value which includes the discount.

(11)	The loan was assumed from the seller of 12650 Ingenuity Drive on August 5, 2009 and was recorded at estimated fair value which includes the discount.

(12)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% plus 2.26 or 5.68% per annum as of June 30, 2010 which expires on August 10, 2014. The stated rates on the mortgage note payable was 2.91% and 2.83% at June 30, 2010 and December 31, 2009, respectively, and were based on GBP-based LIBOR plus a spread of 2.26%.

(13)	The two loans were assumed from the seller of One Wayside Road on June 24, 2010 and were recorded at estimated fair value which include the premiums.

Notes Payable / Loans Payable

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

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. Assumption fees and other loan closing costs totaling $765,500 were capitalized as incurred. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. Principal payments totaling $1,868,000 were made during the six months ended June 30, 2010. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

On May 30, 2008, we entered into a £7,500,000 ($11,205,000 at June 30, 2010) financing arrangement with the Royal Bank of Scotland plc secured by the Thames Valley Five property. The loan is for a term of five years (with a two year extension option) and bears interest at a variable rate adjusted quarterly, based on six month GBP-based LIBOR plus 1.01%. In addition, we incurred financing costs of approximately £67,000 ($100,000 at June 30, 2010) associated with obtaining this loan. On August 14, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of June 30, 2010, and expires on May 30, 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On July 1, 2008, in connection with the acquisition of Enclave on the Lake, we assumed an $18,281,000 ($18,790,000 face value less discount of $509,000) loan from NorthMarq Capital, Inc. that bears interest at a fixed rate of 5.45% per annum and matures on May 1, 2011. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $182,000 were made during the six months ended June 30, 2010. In addition, we incurred financing costs totaling $241,000 in conjunction with the assumption of the loan.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

On October 10, 2008, we entered into a £5,771,000 ($8,621,000 at June 30, 2010) financing agreement with the Royal Bank of Scotland plc secured by Albion Mills Retail Park property. The loan is for a term of five years and bears interest at a variable rate adjusted quarterly, based on six month GBP-based LIBOR plus 1.31%. In addition, we incurred financing costs of approximately £75,000 ($112,000 at June 30, 2010) associated with obtaining this loan. On November 25, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of June 30, 2010 and expires on October 10, 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On November 18, 2008, in connection with the acquisition of Avion Midrise III & IV, we assumed $20,851,000 ($22,186,000 face value less discount of $1,335,000) fixed rate mortgage loan from Capmark Finance, Inc. that bears interest at a rate of 5.52% per annum and matures on April 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $204,000 were made during the six months ended June 30, 2010. In addition, we incurred financing costs totaling $344,000 in conjunction with the assumption of the loan.

On August 5, 2009, in connection with the acquisition of 12650 Ingenuity Drive, we assumed a $12,572,000 ($13,539,000 face value less a discount of $967,000) fixed rate mortgage loan from PNC Bank, National Association that bears interest at a rate of 5.62% and matures on October 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $180,000 were made during the six months ended June 30, 2010. In addition, we incurred financing costs totaling $284,000 in conjunction with the assumption of the loan.

On August 10, 2009, we entered into a £13,975,000 ($20,879,000 at June 30, 2010) financing agreement with the Abbey National Treasury Services plc secured by the Maskew Retail Park property. On September 24, 2009, we drew the full amount of the loan and concurrently entered into an interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% plus 2.26% or 5.68% per annum for the five-year term of the loan. Interest only payments are due quarterly for the term of the loan with principal due at maturity. In addition, we incurred financing costs of approximately £268,000 ($401,000 at June 30, 2010) associated with obtaining this loan.

On May 26, 2010, we entered into a $70,000,000 revolving credit facility through our subsidiaries with Wells Fargo Bank, N.A., or the Wells Fargo Credit Facility. The initial maturity date of the Wells Fargo Credit Facility is May 26, 2014, however we may extend the maturity date to May 26, 2015, subject to certain conditions. $15,000,000 of the Wells Fargo Credit Facility was initially drawn upon closing on May 26, 2010 and is included in Loans Payable on our consolidated balance sheet, with the remaining $55,000,000 available for disbursement during the term of the facility. We have the right to prepay any outstanding amount of the Wells Fargo Credit Facility, in whole or in part, without premium or penalty at any time during the term of this Wells Fargo Credit Facility, however, we generally may not reduce the outstanding principal balance below a minimum outstanding amount of $15,000,000, without reducing the total $70,000,000 Wells Fargo Credit Facility capacity. The Wells Fargo Credit Facility bears interest at a floating rate of 300 basis points over the LIBOR, however the interest rate shall be at least 4.00% for any of the outstanding balance that is not subject to an interest rate swap with an initial term of at least two years. Upon closing on May 26, 2010, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. to effectively fix the interest rate on the initial $15,000,000 outstanding loan amount at 5.10% for the four-year term of the facility. The interest rate swap was designated as a qualifying cash flow hedge at the start date of the hedge relationship as described in Note 14 “Derivative Instruments.” The Wells Fargo Credit Facility is secured by our 13201 Wilfred, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, Crest Ridge Corporate Center I and West Point Trade Center properties. In addition, CBRE OP provides a limited guarantee for the Wells Fargo Credit Facility. The Wells Fargo Credit Facility is subject to certain customary financial covenants, including certain negative financial covenants, which we believe we were in compliance with as of May 26, 2010. A commitment fee of $1,050,000 was paid to Wells Fargo Bank, N.A. at closing. We will also pay certain other customary fees in connection with the Wells Fargo Credit Facility including fees related to the unused loan amount, extension, administrative and other fees, the amount of which in some cases is subject to certain terms and conditions.

On June 24, 2010, we assumed two loans in connection with the acquisition of One Wayside Road (i) $14,888,000 ($14,633,000 at face value plus a premium of $255,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.66% and matures on August 1, 2015 and (ii) $12,479,000 ($12,132,000 at face value plus a premium of $347,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.92% and matures on August 1, 2015. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $48,000 were made during June 2010 on the two loans. In addition, we incurred financing costs totaling $342,000 in conjunction with the assumption of the loan.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

The minimum principal payments due for the notes payable and loan payable are as follows as of June 30, 2010 (in thousands):

2010 (Six months ending December 31, 2010)	$2,742
2011	36,766
2012	18,001
2013	25,945
2014	73,123
2015	55,188
Thereafter	32,710

$244,475

On August 8, 2008, we entered into an amended and restated credit agreement with Bank of America, N.A. (“Bank of America”), which amended the terms of our prior credit agreement with Bank of America, to provide us with a new $45,000,000 unsecured revolving line of credit (the “Revolving Credit Facility”), and to replace our prior Bank of America term loan and revolving credit facility which matured in August 2008. The new Revolving Credit Facility was fully drawn upon at closing, with such proceeds utilized to pay down the full $45,000,000 amount outstanding under our prior Bank of America term loan (as of August 8, 2008, no amount was outstanding under our prior $10,000,000 Bank of America revolving credit facility). The new Revolving Credit Facility matures in August 2010 and bears interest at a floating rate of LIBOR plus 2.00% to 2.75%, based upon our leverage ratio as defined in the credit agreement (at our current leverage ratio, the Revolving Credit Facility bears interest at a floating rate of LIBOR plus 2.00%). An upfront fee of $292,500 was paid to Bank of America, and a fee equal to the actual daily amount by which the aggregate commitments exceed the total outstanding (both as defined in the amended and restated credit agreement) times 0.20% per annum if the total outstandings are equal to or more than 50% of the aggregate commitments, or 0.25% per annum otherwise, is accrued on unfunded balances under the Revolving Credit Facility. The loan contains various financial covenants and restrictions including a fixed charge coverage ratio of at least 1.75 to 1.00, as defined in the amended and restated credit agreement. As of June 30, 2010, there was no amount outstanding under the Revolving Credit Facility. The Revolving Credit Facility matured on August 8, 2010 in accordance with its terms.

Our organizational documents contain a limitation on the amount of indebtedness that we may incur, so that unless our shares are listed on a national securities exchange, our aggregate borrowing may not exceed 300% of our net assets unless any excess borrowing is approved by a majority of our independent trustees and is disclosed to shareholders in our next quarterly report.

7. Minimum Future Rents Receivable

The following is a schedule of minimum future rentals to be received on non-cancelable operating leases from consolidated properties as of June 30, 2010 (in thousands):

2010 (Six months ending December 31, 2010)	$32,976
2011	66,668
2012	60,703
2013	53,967
2014	50,937
2015	48,609
Thereafter	206,009

$519,869

8. Concentrations

Tenant Revenue Concentrations

For the six months ended June 30, 2010, there were no significant revenue concentrations.

For the six months ended June 30, 2009, the tenant in Enclave on the Lake accounted for approximately $2,870,000 or approximately 12% of total revenues from consolidated properties. The lease under which the tenant occupies our Enclave on the Lake property expires in February 2012.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

Geographic Concentrations

As of June 30, 2010 we owned 62 consolidated properties located in eleven states (California, Florida, Georgia, Illinois, Massachusetts, Minnesota, New Jersey, North Carolina, South Carolina, Texas and Virginia) and in the United Kingdom.

As of June 30, 2009, we owned 53 consolidated properties located in nine states (California, Georgia, Illinois, Massachusetts, Minnesota, North Carolina, South Carolina, Texas and Virginia) and in the United Kingdom.

Our geographic revenue concentrations from consolidated properties for the six months ended June 30, 2010, and 2009 are as follows:

	Six Months Ended June 30,
	2010	2009
Domestic
South Carolina	18.70%	30.01%
California	16.11	5.77
Texas	13.04	21.18
Florida	12.43	—
Minnesota	7.80	0.04
Virginia	6.46	9.18
Massachusetts	5.93	4.46
North Carolina	4.35	4.60
Georgia	3.58	5.60
Illinois	1.22	3.04
New Jersey	0.33	0.00

Total Domestic	89.95	83.88
International
United Kingdom	10.05	16.12

Total	100.00%	100.00%

Our geographic long-lived asset concentrations from consolidated properties as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
Domestic
South Carolina	20.47%	23.95%
California	17.15	9.90
Massachusetts	11.23	5.22
Texas	8.03	9.43
North Carolina	6.33	7.35
Florida	6.32	13.26
Minnesota	5.25	6.12
New Jersey	4.93	0.00
Virginia	4.72	5.53
Illinois	2.01	2.33
Georgia	1.64	1.95

Total Domestic	88.08	85.04
International
United Kingdom	11.92	14.96

Total	100.00%	100.00%

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

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

We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, property management fees, property level general and administrative expenses and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our general and administrative expenses. The following table compares the net operating income for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Domestic Industrial Properties
Revenues:
Rental	$5,487	$4,303	$11,300	$8,989
Tenant Reimbursements	1,295	1,003	2,553	2,103

Total Revenues	6,782	5,306	13,853	11,092

Property and Related Expenses:
Operating and Maintenance	395	313	733	670
General and Administrative	116	94	162	139
Property Management Fee to Related Party	77	87	138	180
Property Taxes	1,455	1,090	2,886	2,146

Total Expenses	2,043	1,584	3,919	3,135

Net Operating Income	4,739	3,722	9,934	7,957

Domestic Office Properties
Revenues:
Rental	7,612	3,713	14,861	7,485
Tenant Reimbursements	1,467	940	3,046	1,701

Total Revenues	9,079	4,653	17,907	9,186

Property and Related Expenses:
Operating and Maintenance	957	739	2,114	1,528
General and Administrative	84	43	171	101
Property Management Fee to Related Party	27	27	60	64
Property Taxes	1,096	608	2,286	1,218

Total Expenses	2,164	1,417	4,631	2,911

Net Operating Income	6,915	3,236	13,276	6,275

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
International Office/Retail Properties
Revenues:
Rental	1,535	1,831	3,475	3,715
Tenant Reimbursements	55	95	136	180

Total Revenues	1,590	1,926	3,611	3,895

Property and Related Expenses:
Operating and Maintenance	59	93	139	174
General and Administrative	86	15	121	67
Property Management Fee to Related Party	72	(2)	142	10

Total Expenses	217	106	402	251

Net Operating Income	1,373	1,820	3,209	3,644

Reconciliation to Consolidated Net Loss
Total Segment Net Operating Income	13,027	8,778	26,419	17,876
Interest Expense	3,238	2,638	6,333	5,445
General and Administrative	1,553	733	2,224	1,621
Investment Management Fee to Related Party	2,687	1,783	5,118	3,486
Acquisition Expenses	4,841	998	5,219	998
Depreciation and Amortization	6,717	6,148	13,960	11,870

	(6,009)	(3,522)	(6,435)	(5,544)

Other Income and Expenses
Interest and Other Income	91	140	689	261
Net Settlement Payments on Interest Rate Swaps	(230)	(152)	(444)	(233)
Loss on Interest Rate Swaps and Cap	(115)	525	(503)	357
Loss on Note Payable at Fair Value	(5)	(128)	(78)	(693)
Loss on Early Extinguishment of Debt	—	—	(73)	—

Loss Before Provision for Income Taxes and Equity in Income (Loss) of Unconsolidated Entities	(6,268)	(3,137)	(6,844)	(5,852)

Provision for Income Taxes	(70)	(58)	(85)	(87)
Equity in Income (Loss) of Unconsolidated Entities	2,109	(1,051)	2,846	(1,849)

Net Loss	(4,229)	(4,246)	(4,083)	(7,788)

Net Loss Attributable to Non-Controlling Operating Partnership Units	8	8	7	21

Net Loss Attributable to CB Richard Ellis Realty Trust Shareholders	$(4,221)	$(4,238)	$(4,076)	$(7,767)

Condensed Assets	June 30, 2010	December 31, 2009
Domestic Industrial Properties	$340,533	$346,681
Domestic Office Properties	402,123	279,658
International Office/Retail Properties	101,451	115,223
Non-Segment Assets	480,735	317,457

Total Assets	$1,324,842	$1,059,019

	Six Months Ended June 30,
Capital Expenditures	2010	2009
Domestic Industrial Properties	$817	$15,647
Domestic Office Properties	167,001	35
International Office/Retail Properties	—	379
Non-Segment Assets	110	—

Total Capital Expenditures	$167,928	$16,061

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

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

Offering Costs Relating to Public Offerings

Offering costs totaling $13,522,000 and $8,153,000, $24,936,000 and $13,292,000 were incurred during the three and six months ended June 30, 2010 and 2009, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Of the total amounts, $13,464,000, $8,102,000, $24,833,000 and $13,219,000 were incurred to CNL Securities Corp., as dealer manager and $58,000, $52,000, $103,000 and $73,000 were incurred to the Investment Advisor for reimbursable marketing for the three and six months ended June 30, 2010 and 2009, respectively. Each party will be paid the amount incurred from proceeds of the public offering. As of June 30, 2010 and December 2009 the accrued offering costs payable to related parties included in our consolidated balance sheets were $1,192,000 and $1,114,000.

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

The Investment Advisor earned investment management fees of $2,687,000 and $1,783,000 for the three months ended June 30, 2010 and 2009, respectively; and $5,118,000 and $3,486,000 for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010 and December 31, 2009, the investment management fees payable to related party in our consolidated balance sheets were $950,000 and $757,000, respectively. In connection with services provided to the Investment Advisor, CNL Fund Management Company, the Sub-Advisor and affiliate of the Dealer Manager pursuant to a sub-advisory agreement dated August 21, 2006, was paid by the Investment Advisor $371,000 and $246,000 for the three months ended June 30, 2010 and 2009, respectively; and $707,000 and $481,000 for the six months ended June 30, 2010 and 2009, respectively.

Acquisition Fee and Expenses to Related Party

On January 30, 2009, we entered into that certain Second Amendment Advisory Agreement that permits the Investment Advisor to earn an acquisition fee of up to 1.5% of (i) the purchase price of real estate investments acquired by us, including any debt attributable to such investments, or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. The Investment Advisor earned acquisition fees of $3,304,000 and $723,000 for the three months ended June 30, 2010 and 2009, respectively; and $3,600,000 and $723,000 for the six months ended June 30, 2010 and 2009, respectively. In connection with services provided to the Investment Advisor, the Sub Advisor, pursuant to a sub advisory agreement, was paid by the Investment Advisor acquisition fees of $618,000 and $135,000 for the three months ended June 30, 2010 and 2009, respectively; and $673,000 and $135,000 for the six months ended June 30, 2010 and 2009, respectively. The Investment Advisor earned $330,000 and $72,000 in acquisition related expenses during the three months ended June 30, 2010 and 2009, respectively; and $373,000 and $72,000 for the six months ended June 30, 2010 and 2009, respectively. Prior to the adoption of “Business Combinations” on January 1, 2009, these acquisitions fees and expenses were capitalized to investments in real estate and related intangibles.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

Management Services to Related Party

Affiliates of the Investment Advisor may also provide leasing, brokerage, property management, or mortgage banking services for us. CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor, received property management fees of approximately $176,000 and $112,000 for the three months ended June 30, 2010 and 2009, respectively; and $340,000 and $254,000 for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010 and December 31, 2009 the property management fees payable to related party included in our consolidated balance sheets were $109,000 and $106,000, respectively. No brokerage fees were paid to affiliates of the Investment Advisor for the three and six months ended June 30, 2010 and 2009; and $210,000 in $0 mortgage banking fees were paid to CBRE Capital Markets, as affiliate of the Investment Advisor, for three and six months ended June 30, 2010. No mortgage banking fees were paid to CBRE Capital Markets during the three and six months ended June 30, 2009

Affiliates of the Investment Advisor received leasing fees of $373,000 and $0 for the three months ended June 30, 2010 and 2009, respectively; and $468,000 and $67,000 for the six months ended June 30, 2010 and 2009.

No management services fees were paid to CB Richard Ellis, UK for the three and six months ended June 30, 2010 and 2009, respectively.

11. Equity Incentive Plan and Performance Bonus Plan

Equity Incentive Plan

We have adopted a 2004 equity incentive plan. The purpose of the 2004 equity incentive plan is to provide us with the flexibility to use share options and other awards to provide a means of performance-based compensation. Our key employees, directors, trustees, officers, advisors, consultants or other personnel and our subsidiaries or other persons expected to provide significant services or our subsidiaries, including employees of the Investment Advisor, would be eligible to be granted share options, restricted shares, phantom shares, distribution equivalent rights and other share-based awards under the 2004 equity incentive plan. On April 20, 2010, the board’s independent trustees, Charles E. Black, Martin A. Reid and James M. Orphanides were awarded equity grants by the Company under the 2004 equity incentive plan on the following terms: (i) each award was for $80,000 in common shares of the Trust (or 8,000 shares at $10.00 per share) for a total of $240,000; (ii) each award vested in its entirety, upon issuance; and (iii) the independent trustee would not be able to redeem any of the common shares prior to the third anniversary of date of issuance, but retains the rights to dividends declared and paid during such restriction period. We recognized a stock based compensation expense of $240,000 during the three and six months ended June 30, 2010 as a result of granting these awards to our independent trustees.

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

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

12. Shareholders’ Equity

Under our declaration of trust, we have the authority to issue a total of 1,000,000,000 shares of beneficial interest. Of the total shares authorized, 990,000,000 shares are designated as common shares with a par value of $0.01 per share and 10,000,000 shares are designated as preferred shares.

The registration statement relating to our initial public offering was declared effective by the SEC on October 24, 2006. CNL Securities Corp. acted as the dealer manager of this offering. The registration statement covered up to $2,000,000,000 in common shares of beneficial interest, 90% of which were offered at a price of $10.00 per share, and 10% of which were offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. As of January 29, 2009, we had issued 60,808,967 common shares in our initial public offering. We terminated the initial public offering effective as of the close of business on January 29, 2009. The registration statement relating to our follow-on public offering was declared effective by the SEC on January 30, 2009. CNL Securities Corp. is the dealer manager of this offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through June 30, 2010, we received gross offering proceeds of approximately $728,540,691 from the sale of 72,998,556 shares.

During the six months ended June 30, 2010 and 2009, we repurchased 845,178 common shares, and 732,311 common shares, respectively, under our Share Redemption Program for $7,673,000 and $6,519,000, respectively.

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

The following table reconciles the distributions declared per common share to the distributions paid per common share during the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009
Distributions declared per common share	$0.300	$0.300
Less: Distributions declared in the current period, and paid in the subsequent period	(0.150)	(0.150)
Add: Distributions declared in the prior year, and paid in the current year	0.150	0.150

Distributions paid per common share	$0.300	$0.300

Distributions paid to shareholders during the six months ended June 30, 2010 and 2009 totaled $31,591,000, and $19,055,000, respectively.

We issued 1,422,679 and 816,347 common shares pursuant to our dividend reinvestment plan for the six months ended June 30, 2010 and 2009, respectively.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

14. Derivative Instruments

The following table sets forth the terms of our interest rate swap derivative instruments at June 30, 2010 (amounts in thousands):

Type of Instrument	Notional Amount	Fair Value	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Non-qualifying Interest Rate Swap on Thames Valley Five debt(1)	$11,205	$(1,198)	5.41%	0.71%	May 30, 2013
Non-qualifying Interest Rate Swap on Albion Mills Retail Park debt(1)	$8,537	$(604)	3.94%	0.65%	October 10, 2013
Qualifying Interest Rate Swap on Maskew Retail Park debt(1)	$20,879	$(1,190)	3.42%	0.65%	August 10, 2014
Qualifying Interest Rate Swap on Wells Fargo Credit Facility	$15,000	$(326)	2.10%	0.35%	May 26, 2014

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of swaps.

The following table sets forth the terms of our interest rate swap derivative instruments at December 31, 2009 (amounts in thousands):

Type of Instrument	Notional Amount	Fair Value	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Non-qualifying Interest Rate Swap on Thames Valley Five debt(1)	$12,117	$(1,049)	5.41%	0.61%	May 30, 2013
Non-qualifying Interest Rate Swap on Albion Mills Retail Park debt(1)	$9,231	$(361)	3.94%	0.56%	October 10, 2013
Qualifying Interest Rate Swap on Maskew Retail Park debt(1)	$22,578	$(293)	3.42%	0.58%	August 10, 2014
Qualifying Interest Rate Swap on Wells Fargo Credit Facility	$—	$—	—	—	—

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of swaps.

We marked our two non-qualifying economic hedge interest rate swap instruments to their estimated fair value of ($1,802,000) and ($1,410,000) on the consolidated balance sheet at June 30, 2010 and December 31, 2009 included in Liabilities as Interest Rate Swaps at Fair Value. We recognized a loss on interest rate swaps of $503,000 for the six months ended June 30, 2010 versus a gain of $357,000 for the six months ended June 30, 2009 included in Loss on Interest Rate Swaps and Cap on the Consolidated Statement of Operations.

Our $20,879,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our Maskew Retail Park variable rate note payable from its inception on September 24, 2009. The estimated fair value of the interest rate swap value of ($1,190,000) and ($293,000) as of June 30, 2010 and December 31, 2009, respectively, has resulted in a swap fair value adjustment being recorded to other comprehensive loss totaling $897,000 for the six months ended June 30, 2010. There was no measured ineffectiveness for the qualifying hedge during the six months ended June 30, 2009.

Our $15,000,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our Wells Fargo Credit Facility variable rate loan payable from its inception on May 26, 2010. The estimated fair value of the interest rate swap value of ($326,000) and $0 as of June 30, 2010 and December 31, 2009, respectively, has resulted in a swap fair value adjustment being recorded to other comprehensive loss totaling $326,000 for the six months ended June 30, 2010. There was no measured ineffectiveness for the qualifying hedge during the six months ended June 30, 2009.

As discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” all of our derivative instruments are used as economic hedges to swap identified variable rate debt interest payments to fixed rate payments through the use of interest rate swap agreements. Our Maskew Retail Park and Wells Fargo Credit Facility hedges are our only qualifying cash flow hedges in accordance with the accounting for derivative instruments and hedging activities. Further disclosures regarding our derivative financial instruments are included in Note 15 (Fair Value of Financial Instruments and Investments) of these consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

15. Fair Value of Financial Instruments and Investments

We apply the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical financial instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have classified the Albion Mills Retail Park notes payable as Level 3 as of June 30, 2010 and December 31, 2009 due to the lack of current market activity and our reliance on unobservable inputs to estimate the fair value of the mortgage note payable.

As of June 30, 2010 and December 31, 2009, we held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, an interest rate cap, interest rate swap derivative contracts and our equity method investment in CBRE Strategic Partners Asia. Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less, including money market funds and U.S. Government obligations. Derivative instruments are related to our economic hedging activities with respect to interest rates.

The fair values of the interest rate cap and swap derivative agreements are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rate fell above the strike rate of the interest rate cap agreement, and by discounting the future expected cash payments and receipts on the pay and receive legs of the interest rate swap agreements that swap the estimated variable rate mortgage note payment stream for a fixed rate payment stream over the period of the loan. The variable interest rates used in the calculation of projected receipts on the interest rate cap agreement and on the interest rate swap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements (where appropriate). Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2010 and December 31, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

The following items are measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009 (in thousands):

	As of June 30, 2010
			Fair Value Measurements Using:
	Carrying Value	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash and Cash Equivalents	$140,032	$140,032	$140,032	$—	$—
Interest Rate Swaps at Fair Value—Non Qualifying Hedges	$(1,802)	$(1,802)	$—	$(1,802)	$—
Interest Rate Swaps at Fair Value—Qualifying Hedges	$(1,516)	$(1,516)	$—	$(1,516)	$—
Investment in CBRE Strategic Partners Asia	$5,432	$5,432	$—	$—	$5,432
Note Payable at Fair Value	$(8,374)	$(8,374)	$—	$—	$(8,374)

	As of December 31, 2009
			Fair Value Measurements Using:
	Carrying Value	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash and Cash Equivalents	$79,997	$79,997	$79,997	$—	$—
Interest Rate Cap at Fair Value	$1	$1	$—	$1	$—
Interest Rate Swaps at Fair Value—Non Qualifying Hedges	$(1,410)	$(1,410)	$—	$(1,410)	$—
Interest Rate Swaps at Fair Value—Qualifying Hedges	$(293)	$(293)	$—	$(293)	$—
Investment in CBRE Strategic Partners Asia	$8,142	$8,142	$—	$—	$8,142
Note Payable at Fair Value	$(8,974)	$(8,974)	$—	$—	$(8,974)

The following table presents our activity for the variable rate note payable and our investment in CBRE Strategic Partners Asia measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2010 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Note Payable	Investment in CBRE Strategic Partners Asia
Balance at January 1, 2010	$(8,974)	$8,142
Transfers to Level 3	—	—
Contributions	—	3,019
Distributions	—	(5,581)
Total Loss on Fair Value Adjustment	(77)	(148)
Translation Adjustment in Other Comprehensive Income	677	—

Balance at June 30, 2010	$(8,374)	$5,432

The Amount of Total Loss for the Period Included in Earnings Attributable to the Change in Unrealized Gain and Equity in Income of Unconsolidated Entities Relating to Note Payable and Investment in Unconsolidated Entities Held at June 30, 2010	$(77)	$(148)

Losses (realized and unrealized) included in earnings related to the interest rate cap and non-qualifying swaps, as well as for the elected fair value note payable for the three months ended June 30, 2010 and 2009 are reported as components of “Other Income and Expense” on the consolidated statements of operations.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

Disclosure of Fair Value Financial Instruments

For disclosure purposes only, the following table summarizes our notes payable and their estimated fair value at June 30, 2010 and December 31, 2009 (in thousands):

	Book Value		Fair Value
Financial Instrument	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Notes Payable	$217,299	$203,451	$221,547	$201,113
Note Payable at Fair Value	$8,374	$8,974	$8,374	$8,974

For purposes of this fair value disclosure, we based our fair value estimate for notes payable on our internal valuation that includes a representative sample of our lenders’ market interest rate quotes as of June 30, 2010 and December 31, 2009 for debt with similar risk characteristics and maturities. We based the Note Payable carried at fair value on a third party appraiser’s valuation which used similar techniques as our internal valuation model as of June 30, 2010 and December 31, 2009.

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

We applied the fair value option for the Albion Mills Retail Park note payable at each reporting period. Included in loss on notes payable at fair value in the statement of operations were $5,000 and $128,000 for the three months ended June 30, 2010 and 2009, respectively, and $78,000 and $693,000 for the six months ended June 30, 2010 and 2009, respectively. In addition, there were ($677,000) and $916,000 translation (gains) and losses recorded to Other Comprehensive Loss at June 30, 2010 and December 31, 2009, respectively.

17. Commitments and Contingencies

We have agreed to a capital commitment of up to $20,000,000 in CBRE Strategic Partners Asia, which extends to January 31, 2011. As of June 30, 2010, we funded $12,097,000 of our capital commitment. CBRE Investors, our sponsor, formed CBRE Strategic Partners Asia, to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. If we and all other currently committed capital investors had funded our entire commitments in CBRE Strategic Partners Asia as of June 30, 2010, we would have owned an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. A majority of our trustees (including a majority of our independent trustees) not otherwise interested in this transaction approved the transaction as being fair, competitive and commercially reasonable. CBRE Strategic Partners Asia is managed by CB Richard Ellis Investors SP Asia II, LLC or the Fund Manager, a subsidiary of CBRE Investors.

On June 10, 2010, the European JV entered into a purchase and sale agreement to acquire, subject to customary closing conditions, 85146 Langenbach (“Langenbach”), located in Lagenbach, Germany, a suburb of Munich. The European JV will acquire Lagenbach for approximately $19,450,951, exclusive of customary closing costs. We own an 80% interest in the European JV and Goodman owns a 20% interest. We expect to fund our pro rata share of the acquisition using the net proceeds from our current public offering. Lagenbach, scheduled to be completed in the third quarter of 2010, will be a 225,106 square foot, warehouse/distribution center with no operating history. We expect that the property will be 100% leased to a subsidiary of DSV Road Holding A/S, or DSV, to be utilized as a logistics facility through July 2015. DSV is a global third-party logistics services company. While the European JV expects this acquisition to close during the third quarter of 2010, the agreement to acquire the property is subject to certain contingencies and there can be no assurance that the acquisition will occur.

On June 23, 2010, we entered into a purchase and sale agreement to acquire, subject to customary closing conditions, Millers Ferry Road, located at Millers Ferry Road and Mars Road in Wilmer, TX, a suburb of Dallas. We will acquire Millers Ferry Road for

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

approximately $44,000,000, exclusive of customary closing costs. We anticipate that the acquisition will be funded using the net proceeds from our current public offering. Millers Ferry Road, scheduled to be completed in the second quarter of 2011, will be a 1,020,000 square foot, warehouse/distribution center with no operating history. We expect that the property will be 100% leased to Whirlpool Corporation to be utilized as a regional distribution center through December 2020. Whirlpool Corporation is a leading global manufacturer and marketer of major home appliances. While we anticipate this acquisition will close during the second quarter of 2011, the agreement to acquire the property is subject to a number of contingencies, including, but not limited to, substantial completion of the construction of the property and acceptance by the tenant of the space and therefore there can be no assurances that this acquisition will occur.

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

18. Comprehensive Income (Loss)

U.S. GAAP requires that the effect of foreign currency translation adjustments be classified as comprehensive income (loss). The following table sets forth our comprehensive loss for the three months ended June 30, 2010 and 2009, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Loss	$(4,229)	$(4,246)	$(4,083)	$(7,788)
Foreign Currency Translation Gain (Loss)	414	10,652	(2,998)	9,342
Swap Fair Value Adjustments	(644)	—	(1,224)	—

Total Comprehensive (Loss) Income	(4,459)	6,406	(8,305)	1,554
Comprehensive Loss (Income) Attributable to Non-Controlling Interest	9	(9)	16	9

Comprehensive (Loss) Income Attributable to CB Richard Ellis Realty Trust Shareholders	$(4,450)	$6,415	$(8,289)	$1,545

19. Income Taxes

We elected to be taxed as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we generally distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain). It is our current intention to adhere to these requirements and maintain our REIT qualification. As a REIT, we generally will not be subject to corporate level U.S. federal income tax on net income we distribute currently to our shareholders. If we fail to qualify as a REIT in any taxable year, then we will be subject to U.S. federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to U.S. federal income and excise taxes on our undistributed taxable income, if any (see Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” for a further discussion of income taxes).

On March 31, 2009, the Carolina TRS was dissolved. We had made a taxable REIT subsidiary election for all held for sale properties during the tax years beginning January 1, 2007. On September 30, 2008 all held for sale properties were reclassified as held for investment and transferred to CBRE OP.

ASC 740 Income Taxes (formerly SFAS No. 109 “Accounting for Income Taxes”) requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We did not have a liability for any unrecognized tax benefits.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

Included as a component of our tax provision, we have incurred income and other taxes (franchise, local and state government and international) related to our continuing operations in the amount of $70,000 and $58,000, $85,000 and $87,000 for California, Georgia, Minnesota, Texas and North Carolina impacting our operations during the three and six months ended June 30, 2010 and 2009, respectively. The United Kingdom taxes real property operating results at a statutory rate of 22%. The United Kingdom taxable losses to date have generated a deferred tax asset of approximately $316,000 consisting of these net operating loss carryforwards. We have provided for a full valuation allowance of ($316,000) as of six months ended June 30, 2010 on deferred tax assets because it is not likely that future operating profits in the United Kingdom would be sufficient to absorb the net operating losses.

20. Subsequent Events

From July 1, 2010 through August 6, 2010, we received gross proceeds from our current public offering of approximately $65,784,736 from the sale of 6,622,631 common shares.

On July 6, 2010, we entered into a purchase and sale agreement to acquire, subject to customary closing conditions, 100 Tice Blvd., located at 100 Tice Blvd. in Woodcliff Lake, New Jersey, a suburb of New York City. We will acquire 100 Tice Blvd. for approximately $67,600,000, of which approximately $42,600,000 will be paid by assuming an existing mortgage loan held by Hartford Life and Accident Insurance Company and Principal Life Insurance Company. We anticipate that the remainder of the purchase price will be funded using the net proceeds from our current public offering. 100 Tice Blvd. is a 208,911 square foot office building that is 100% leased to Eisai Inc. through December 2021 and is used as Eisai’s North American headquarters. Eisai Inc. is the U.S. operating subsidiary of the Japanese company Eisai Co., Ltd. Eisai Inc. is a producer of pharmaceuticals for the treatment of Alzheimer’s disease and cancers. While we anticipate this acquisition to close during the third quarter of 2010, the agreement to acquire the property is subject to a number of contingencies and therefore there can be no assurances that this acquisition will occur.

On July 27, 2010, we contributed an additional $507,000 of our CBRE Strategic Partners Asia capital commitment which was funded using net proceeds from our current public offering.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Explanatory Note

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes thereto, and the other financial data included elsewhere in this Form 10-Q.

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

As of June 30, 2010, we owned, on a consolidated basis, 62 office, retail, and industrial (primarily warehouse/distribution) properties located in 11 states (California, Florida, Georgia, Illinois, Massachusetts, Minnesota, New Jersey, North Carolina, South Carolina, Texas and Virginia) and in the United Kingdom, encompassing approximately 9,086,000 rentable square feet, as well as one undeveloped land parcel in Georgia. In addition, we have ownership interests in five unconsolidated entities that, as of June 30, 2010, owned interests in 30 properties. Excluding those properties owned through our investment in CBRE Strategic Partners Asia, we owned on an unconsolidated basis, 22 industrial, office and retail properties located in seven states (Arizona, Florida, Indiana, North Carolina, Ohio, Tennessee and Texas) and in the United Kingdom and Europe encompassing approximately 8,633,000 rentable square feet.

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

The registration statement relating to our follow-on public offering was declared effective by the Securities and Exchange Commission (the “SEC”) on January 30, 2009. CNL Securities Corp. is the dealer manager of our offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through June 30, 2010, we received gross offering proceeds of approximately $728,540,691 from the sale of 72,998,556 shares.

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

Additionally, during the first half of 2009, the capital markets experienced significant distress during which many financial industry participants, including commercial real estate owners, operators, investors and lenders, found it challenging to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt. Since then, however, we have found that the capital market environment has continued to improve. This has driven a limited resumption of commercial real estate transaction activity and demand, which has however been concentrated on the highest quality, well-leased and well-located properties.

The table below provides information relating to our properties, excluding those owned through our investment in CBRE Strategic Partners Asia, as of June 30, 2010. We purchased all of these properties from unaffiliated third parties. These properties are subject to competition from similar properties within their market areas and their economic performance could be affected by changes in local economic conditions. In evaluating these properties for acquisition, we considered a variety of factors including location, functionality and design, price per square foot, the credit worthiness of tenants, length of lease terms, market fundamentals and the in-place rental rates compared to market rates.

As of June 30, 2010, we owned the following properties:

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Domestic Consolidated Properties:
REMEC Corporate Campus 1 San Diego, CA	9/15/2004	1983	Office	100.00%	34	100.00%	$6,833
REMEC Corporate Campus 2 San Diego, CA	9/15/2004	1983	Office	100.00%	30	100.00%	6,125
REMEC Corporate Campus 3 San Diego, CA	9/15/2004	1983	Office	100.00%	37	100.00%	7,523
REMEC Corporate Campus 4 San Diego, CA	9/15/2004	1983	Office	100.00%	31	100.00%	6,186
300 Constitution Drive Boston, MA	11/3/2004	1998	Warehouse/Distribution	100.00%	330	100.00%	19,805
Deerfield Commons(2) Atlanta, GA	6/21/2005	2000	Office	100.00%	122	97.76%	21,834
505 Century(3) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	100	72.40%	6,095
631 International(3) Dallas, TX	1/9/2006	1998	Warehouse/Distribution	100.00%	73	100.00%	5,407
660 North Dorothy(3) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	120	87.50%	6,836
Bolingbrook Point III Chicago, IL	8/29/2007	2006	Warehouse/Distribution	100.00%	185	100.00%	18,170
Cherokee Corporate Park(3) Spartanburg, SC	8/30/2007	2000	Warehouse/Distribution	100.00%	60	0.00%	3,775
Community Cash Complex 1(3) Spartanburg, SC	8/30/2007	1960	Warehouse/Distribution	100.00%	205	32.83%	2,690
Community Cash Complex 2(3) Spartanburg, SC	8/30/2007	1978	Warehouse/Distribution	100.00%	145	6.90%	2,225
Community Cash Complex 3(3) Spartanburg, SC	8/30/2007	1981	Warehouse/Distribution	100.00%	116	100.00%	1,701
Community Cash Complex 4(3) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	33	100.00%	547
Community Cash Complex 5(3) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	53	84.85%	824
Fairforest Building 1(3) Spartanburg, SC	8/30/2007	2000	Manufacturing	100.00%	51	100.00%	2,974
Fairforest Building 2(3) Spartanburg, SC	8/30/2007	1999	Manufacturing	100.00%	104	100.00%	5,379
Fairforest Building 3(3) Spartanburg, SC	8/30/2007	2000	Manufacturing	100.00%	100	100.00%	5,760
Fairforest Building 4(3) Spartanburg, SC	8/30/2007	2001	Manufacturing	100.00%	101	100.00%	5,640
Fairforest Building 5 Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	316	100.00%	16,968
Fairforest Building 6 Spartanburg, SC	8/30/2007	2005	Manufacturing	100.00%	101	100.00%	7,469
Fairforest Building 7(3) Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	101	83.78%	5,626
Greenville/Spartanburg Industrial Park(3) Spartanburg, SC	8/30/2007	1990	Manufacturing	100.00%	67	100.00%	3,388
Highway 290 Commerce Park Building 1(3) Spartanburg, SC	8/30/2007	1995	Warehouse/Distribution	100.00%	150	100.00%	5,388
Highway 290 Commerce Park Building 5(3) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	30	100.00%	1,420
Highway 290 Commerce Park Building 7(3) Spartanburg, SC	8/30/2007	1994	Warehouse/Distribution	100.00%	88	0.00%	4,889
HJ Park Building 1 Spartanburg, SC	8/30/2007	2003	Manufacturing	100.00%	70	100.00%	4,216
Jedburg Commerce Park(3) Charleston, SC	8/30/2007	2007	Manufacturing	100.00%	513	100.00%	41,991
Kings Mountain I Charlotte, NC	8/30/2007	1998	Warehouse/Distribution	100.00%	100	100.00%	5,497
Kings Mountain II Charlotte, NC	8/30/2007	2002	Warehouse/Distribution	100.00%	302	100.00%	11,311
Mount Holly Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	0.00%	6,208

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
North Rhett I Charleston, SC	8/30/2007	1973	Warehouse/Distribution	100.00%	285	100.00%	10,302
North Rhett II Charleston, SC	8/30/2007	2001	Warehouse/Distribution	100.00%	102	0.00%	7,073
North Rhett III Charleston, SC	8/30/2007	2002	Warehouse/Distribution	100.00%	80	100.00%	4,812
North Rhett IV Charleston, SC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	100.00%	17,060
Orangeburg Park Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	100.00%	5,474
Orchard Business Park 2(3) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	18	100.00%	761
Union Cross Building I Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	101	100.00%	6,585
Union Cross Building II Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	0.00%	17,216
Highway 290 Commerce Park Building 2(3) Spartanburg, SC	9/24/2007	1995	Warehouse/Distribution	100.00%	100	100.00%	4,626
Highway 290 Commerce Park Building 6(3) Spartanburg, SC	11/1/2007	1996	Warehouse/Distribution	100.00%	105	0.00%	3,760
Orchard Business Park 1(3) Spartanburg, SC	11/1/2007	1994	Warehouse/Distribution	100.00%	33	100.00%	1,378
Lakeside Office Center Dallas, TX	3/5/2008	2006	Office	100.00%	99	90.63%	17,994
Kings Mountain III(3) Charlotte, NC	3/14/2008	2007	Warehouse/Distribution	100.00%	542	0.00%	25,728
Enclave on the Lake Houston, TX	7/1/2008	1999	Office	100.00%	171	100.00%	37,827
Avion Midrise III Washington, DC	11/18/2008	2002	Office	100.00%	71	100.00%	21,111
Avion Midrise IV Washington, DC	11/18/2008	2002	Office	100.00%	72	100.00%	21,112
13201 Wilfred Minneapolis, MN	6/29/2009	1999	Warehouse/Distribution	100.00%	335	100.00%	15,340
3011, 3055 & 3077 Comcast Place Oakland, CA	7/1/2009	1988	Office	100.00%	220	100.00%	49,000
140 Depot Street Boston, MA	7/31/2009	2007	Warehouse/Distribution	100.00%	238	100.00%	18,950
12650 Ingenuity Drive Orlando, FL	8/5/2009	1999	Office	100.00%	125	100.00%	25,350
Crest Ridge Corporate Center 1 Minneapolis, MN	8/17/2009	2009	Office	100.00%	116	100.00%	28,419
West Point Trade Center Jacksonville, FL	12/30/2009	2009	Warehouse/Distribution	100.00%	602	100.00%	29,000
5160 Hacienda Drive(3) Oakland, CA	4/8/2010	1988	Office	100.00%	202	100.00%	38,500
10450 Pacific Center Court(3) San Diego, CA	5/7/2010	1985	Office	100.00%	134	100.00%	32,750
225 Summit Ave(3) Metro New York, NY	6/21/2010	1966	Office	100.00%	143	100.00%	40,600
One Wayside Road Boston, MA	6/24/2010	1998	Office	100.00%	200	100.00%	55,525

Total Domestic Consolidated Properties					8,796	81.06%	786,953

International Consolidated Properties:
602 Central Blvd.(3) Coventry, UK	4/27/2007	2001	Office	100.00%	50	0.00%	23,847
Thames Valley Five Reading, UK	3/20/2008	1998	Office	100.00%	40	100.00%	29,572
Albion Mills Retail Park Wakefield, UK	7/11/2008	2000	Retail	100.00%	55	100.00%	22,098
Maskew Retail Park Peterborough, UK	10/23/2008	2007	Retail	100.00%	145	100.00%	53,740

Total International Consolidated Properties					290	82.77%	129,257

Total Consolidated Properties					9,086	81.12%	916,210

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Unconsolidated Properties(4):
Buckeye Logistics Center(5) Phoenix, AZ	6/12/2008	2008	Warehouse/Distribution	80.00%	605	100.00%	35,573
Afton Ridge Shopping Center(6) Charlotte, NC	9/18/2008	2007	Retail	90.00%	296	94.83%	44,530
AllPoints at Anson Bldg. 1(5) Indianapolis, IN	9/30/2008	2008	Warehouse/Distribution	80.00%	631	100.00%	27,150
12200 President’s Court(5) Jacksonville, FL	9/30/2008	2008	Warehouse/Distribution	80.00%	772	100.00%	29,995
201 Sunridge Blvd.(5) Dallas, TX	9/30/2008	2008	Warehouse/Distribution	80.00%	823	100.00%	25,690
Aspen Corporate Center 500(5) Nashville, TN	9/30/2008	2008	Office	80.00%	180	100.00%	30,033
125 Enterprise Parkway(5) Columbus, OH	12/10/2008	2008	Warehouse/Distribution	80.00%	1,142	100.00%	38,088
AllPoints Midwest Bldg. I(5) Indianapolis, IN	12/10/2008	2008	Warehouse/Distribution	80.00%	1,200	100.00%	41,428
Celebration Office Center(3)(5) Orlando, FL	5/13/2009	2009	Office	80.00%	101	100.00%	13,640
22535 Colonial Pkwy(3)(5) Houston, TX	5/13/2009	2009	Office	80.00%	90	100.00%	11,596
Fairfield Distribution Ctr. IX(3)(5) Tampa, FL	5/13/2009	2008	Warehouse/Distribution	80.00%	136	100.00%	7,151
Northpoint III(3)(5) Orlando, FL	10/15/2009	2001	Office	80.00%	108	100.00%	14,592
Goodyear Crossing Ind. Park II(3)(5) Phoenix, AZ	12/07/2009	2009	Warehouse/Distribution	80.00%	820	100.00%	36,516
3900 North Paramount Parkway(3)(5) Raleigh, NC	3/31/2010	1999	Office	80.00%	101	100.00%	11,176
3900 South Paramount Parkway(3)(5) Raleigh, NC	3/31/2010	1999	Office	80.00%	119	100.00%	13,055
1400 Perimeter Park Drive(3)(5) Raleigh, NC	3/31/2010	1991	Office	80.00%	45	100.00%	3,970
Miramar I(3)(5)(7) Fort Lauderdale, FL	3/31/2010	2001	Office	80.00%	94	100.00%	13,645
Miramar II(3)(5)(7) Fort Lauderdale, FL	3/31/2010	2001	Office	80.00%	129	100.00%	20,899

Total Domestic Unconsolidated Properties					7,392	99.79%	418,727

International Unconsolidated Properties
Amber Park(3)(8) South Normanton, UK	6/10/2010	1997	Warehouse/Distribution	80.00%	208	100.00%	12,514
Brackmills(3)(8) Northhampton, UK	6/10/2010	1980	Warehouse/Distribution	80.00%	187	100.00%	13,407
Düren(3)(9) Düren, Germany	6/10/2010	2008	Warehouse/Distribution	80.00%	392	100.00%	13,148
Shönberg(3)(9) Shönberg, Germany	6/10/2010	2009	Warehouse/Distribution	80.00%	454	100.00%	13,819

Total International Unconsolidated Properties					1,241	100.00%	52,888

Total Unconsolidated Properties(4)					8,633	99.82%	471,615

Total Properties(4)					17,719	90.23%	$1,387,825

(1)	Approximate total acquisition cost represents the pro rata purchase price inclusive of customary closing costs and acquisition fees/acquisition expenses.

(2)	Includes undeveloped land zoned for future use.

(3)	This property is unencumbered and not secured by mortgage debt.

(4)	Does not include CBRE Strategic Partners Asia properties.

(5)	This property is held through the Duke joint venture.

(6)	This property is held through the Afton Ridge joint venture.

(7)	Consolidated properties acquired on December 31, 2009 and contributed to the Duke joint venture.

(8)	This property is held through the UK JV.

(9)	This property is held through the European JV.

Property Type Concentration

Our property type concentrations as of June 30, 2010 are as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Property Type	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
Office	18	1,897	$470,108	9	967	$132,606	27	2,864	$602,714
Warehouse/Distribution	34	5,881	293,447	12	7,370	294,479	46	13,251	587,926
Retail	2	201	75,838	1	296	44,530	3	497	120,368
Manufacturing	8	1,107	76,817	—	—	—	8	1,107	76,817

Total	62	9,086	$916,210	22	8,633	$471,615	84	17,719	$1,387,825

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Geographic Concentration

Our geographic concentrations as of June 30, 2010 are as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Domestic	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
South Carolina	29	3,647	$184,324	—	—	$—	29	3,647	$184,324
Florida	2	725	54,350	6	1,340	99,922	8	2,065	154,272
California	7	688	146,917	—	—	—	7	688	146,917
North Carolina	5	1,360	66,337	4	561	72,731	9	1,921	139,068
Texas	5	563	74,159	2	913	37,286	7	1,476	111,445
Massachusetts	3	769	94,280	—	—	—	3	769	94,280
Arizona	—	—	—	2	1,425	72,089	2	1,425	72,089
Indiana	—	—	—	2	1,831	68,578	2	1,831	68,578
Minnesota	2	452	43,759	—	—	—	2	452	43,759
Virginia	2	143	42,223	—	—	—	2	143	42,223
New Jersey	1	142	40,600	—	—	—	1	142	40,600
Ohio	—	—	—	1	1,142	38,088	1	1,142	38,088
Tennessee	—	—	—	1	180	30,033	1	180	30,033
Georgia	1	122	21,834	—	—	—	1	122	21,834
Illinois	1	185	18,170	—	—	—	1	185	18,170

Total Domestic	58	8,796	786,953	18	7,392	418,727	76	16,188	1,205,680
International
United Kingdom	4	290	129,257	2	395	25,921	6	685	155,178
Germany	—	—	—	2	846	26,967	2	846	26,967

Total International	4	290	129,257	4	1,241	52,888	8	1,531	182,145

Total	62	9,086	$916,210	22	8,633	$471,615	84	17,719	$1,387,825

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Significant Tenants

The following table details our largest tenants as of June 30, 2010 (in thousands):

	Tenant	Primary Industry	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
			Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
1	Amazon.com(2)	Internet Retail	—	$—	2,056	$7,705	2,056	$7,705
2	Nuance	Software	201	5,263	—	—	201	5,263
3	Comcast	Telecommunications	220	4,578	—	—	220	4,578
4	SBM Offshore(3)	Petroleum and Mining	171	4,277	—	—	171	4,277
5	Barr Laboratories	Pharmaceutical and Health Care Related	143	4,061	—	—	143	4,061
6	Unilever(4)	Consumer Products	—	—	1,595	3,864	1,595	3,864
7	PPD Development	Pharmaceutical and Health Care Related	—	—	251	3,616	251	3,616
8	Carl Zeiss	Pharmaceutical and Health Care Related	202	3,337	—	—	202	3,337
9	Prime Distribution Services	Logistics and Distribution	—	—	1,200	2,958	1,200	2,958
10	American LaFrance	Vehicle Related Manufacturing	513	2,892	—	—	513	2,892
11	Kellogg’s	Consumer Product	—	—	1,142	2,817	1,142	2,817
12	B&Q	Home Furnishings/ Home Improvement	104	2,496	—	—	104	2,496
13	Syngenta Seed	Agriculture	116	2,472	—	—	116	2,472
14	Time Warner	Telecommunications	134	2,412	—	—	134	2,412
15	Dr. Pepper	Food service and Retail	602	2,388	—	—	602	2,388
16	REMEC	Defense and Aerospace	133	2,376	—	—	133	2,376
17	US General Services Administration	Government	72	2,197	—	—	72	2,197
18	Verizon Wireless(5)	Telecommunications	—	—	180	2,180	180	2,180
19	Royal Caribbean	Travel/Leisure	—	—	129	2,139	129	2,139
20	Kaplan(6)	Education	125	2,117	—	—	125	2,117
21	Best Buy	Specialty Retail	238	1,657	30	317	268	1,974
22	Regus Business Centers	Executive Office Suites	86	1,862	—	—	86	1,862
23	Disney Vacation Development	Entertainment	—	—	101	1,800	101	1,800
24	Lockheed Martin	Defense and Aerospace	72	1,793	—	—	72	1,793
25	DeVry	Education	—	—	94	1,517	94	1,517
	Other (98 tenants)		4,241	19,849	1,840	10,540	6,081	30,389

			7,373	$66,027	8,618	$39,453	15,991	$105,480

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

Tenant Industries

Our tenants operate across a wide range of industries. The following table details our tenant-industry concentrations as of June 30, 2010 (in thousands):

	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
Primary Tenant Industry Category	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
Pharmaceutical and Health Care Related	696	$8,970	462	$4,753	1,158	$13,723
Telecommunications	670	8,223	180	2,180	850	10,403
Consumer Products	156	893	3,325	9,198	3,481	10,091
Internet Retail	330	1,426	2,056	7,705	2,386	9,131
Logistics and Distribution	614	2,099	1,791	4,651	2,405	6,750
Software	201	5,263	—	—	201	5,263
Home Furnishings/Home Improvement	549	4,740	35	391	584	5,131
Petroleum and Mining	171	4,277	—	—	171	4,277
Defense and Aerospace	204	4,170	—	—	204	4,170
Travel and Leisure	—	—	229	3,939	229	3,939
Vehicle Related Manufacturing	709	3,919	—	—	709	3,919
Education	125	2,117	94	1,517	219	3,634
Business Services	561	2,318	103	1,214	664	3,532
Food Service and Retail	743	3,225	16	300	759	3,525
Specialty Retail	284	2,699	75	712	359	3,411
Other Manufacturing	841	2,808	—	—	841	2,808
Agriculture	116	2,472	—	—	116	2,472
Government	72	2,197	—	—	72	2,197
Executive Office Suites	86	1,862	—	—	86	1,862
Financial Services	182	1,604	—	—	182	1,604
Utilities	—	—	108	1,280	108	1,280
Apparel Retail	—	—	91	842	91	842
Other Retail	22	123	47	645	69	768
Professional Services	41	622	6	126	47	748

Total	7,373	$66,027	8,618	$39,453	15,991	$105,480

(1)

Net Rentable Square Feet for Unconsolidated Properties is at 100%. Annualized Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Tenant Lease Expirations

The following table sets forth a schedule of expiring leases for our consolidated and unconsolidated properties as of June 30, 2010 (in thousands):

	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
	Expiring Net Rentable Square Feet	Expiring Base Rent	Expiring Net Rentable Square Feet	Expiring Base Rent	Expiring Net Rentable Square Feet	Expiring Base Rent
2010 (Six months ending December 31, 2010)	166	$373	—	$—	166	$373
2011	174	893	—	—	174	893
2012	691	9,892	33	557	724	10,449
2013	1,296	8,126	411	1,566	1,707	9,692
2014	102	521	15	254	117	775
2015	856	3,760	458	1,288	1,314	5,048
2016	301	1,618	259	4,684	560	6,302
2017	200	3,421	605	5,235	805	8,656
2018	715	8,385	3,088	12,840	3,803	21,225
2019	1,697	13,239	3,253	11,216	4,950	24,455
2020	326	5,687	—	—	326	5,687
Thereafter	849	15,218	496	7,021	1,345	22,239

Total	7,373	$71,133	8,618	$44,661	15,991	$115,794

Weighted Average Expiration (years)		8.22		8.82		8.45

(1)

Expiring Net Rentable Square Feet for Unconsolidated Properties is at 100%. Expiring Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Property Portfolio Size

Our portfolio size at the end of each quarter since commencement of our initial public offering through June 30, 2010 is as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Cumulative Property Portfolio as of:	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
9/30/2006	9	878	$86,644	—	—	$—	9	878	$86,644
12/31/2006	9	878	86,644	—	—	—	9	878	86,644
3/31/2007	9	878	86,644	—	—	—	9	878	86,644
6/30/2007	10	928	110,491	—	—	—	10	928	110,491
9/30/2007	42	5,439	348,456	—	—	—	42	5,439	348,456
12/31/2007	44	5,576	353,594	—	—	—	44	5,576	353,594
3/31/2008	47	6,257	426,856	—	—	—	47	6,257	426,856
6/30/2008	47	6,257	426,856	1	605	35,636	48	6,862	462,492
9/30/2008	49	6,483	486,777	6	3,307	193,773	55	9,790	680,550
12/31/2008	52	6,771	582,682	8	5,649	273,205	60	12,420	855,887
3/31/2009	52	6,771	582,717	8	5,649	273,130	60	12,420	855,847
6/30/2009	53	7,106	598,103	11	5,976	305,308	64	13,082	903,411
9/30/2009	57	7,805	719,822	11	5,976	305,202	68	13,781	1,025,024
12/31/2009	60	8,630	791,314	13	6,904	356,158	73	15,534	1,147,472
3/31/2010	58	8,407	748,835	18	7,392	418,818	76	15,799	1,167,653
6/30/2010	62	9,086	916,210	22	8,633	471,615	84	17,719	1,387,825

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

Impairment of Long-Lived Assets

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. In spite of intensive leasing efforts and preliminary interest exhibited by a variety of tenants since our acquisition in 2008, the Kings Mountain III property remains vacant. Due to the currently challenging economic environment, we recognized impairment for our consolidated investment in Kings Mountain III in the amount of $9,160,000 during the year ended December 31, 2009 which reduced our carrying value of the property to $15,300,000. The impairment reflects our estimates of the fair value of the Kings Mountain III property which is based on an appraisal using the sales comparable method which is a Level 3 Valuation Method as described in Note 15 “Fair Value of Financial Instruments and Investments.” No impairment for consolidated investments was recognized during six months ended June 30, 2010.

Revenue Recognition and Valuation of Receivables

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $6,535,000 and $6,785,000 as security for such leases at June 30, 2010 and December 31, 2009.

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

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $237,000 and $183,000 as of June 30, 2010 and December 31, 2009, respectively. During the six months ended June 30, 2010, we wrote off $310,000 of the uncollectible rent receivables for the tenant Randal C. Espey at the Deerfield Commons I property, tenants Cell Arch Technologies, Inc. and Keogh Consulting, Inc. at the Lakeside Office Center, and the tenant Romeo Rim, Inc. at the Cherokee Corporate Park. $363,000 of allowance for doubtful accounts was recognized during the six months ended June 30, 2010. In addition, the unamortized tangible and intangible asset balances totaling $27,000 were also written off during the six months ended June 30, 2010, of which ($10,000), $5,000, $8,000 and $24,000 are related to above/below market leases, lease commissions, tenant improvements and in place lease value, respectively.

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

As of June 30, 2010 and December 31, 2009, we did not have any properties held for sale.

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

With respect to our majority limited membership interest in the Duke/Hulfish, LLC joint venture (the “Duke joint venture”), the Afton Ridge Joint Venture, LLC (“Afton Ridge”), the Goodman Princeton Holdings (Jersey) Limited joint venture (the “UK JV”) and the Goodman Princeton Holdings (LUX) SARL joint venture (the “European JV”) we considered the Codification Topic “Consolidation” (“FASB ASC 810”) in determining that we did not have control over the financial and operating decisions of such entities due to the existence of substantive participating rights held by the minority limited members who are also the managing members of the Duke joint venture and Afton Ridge, and the investment advisors/managers of the UK JV and European JV, respectively.

We carry our investments in CBRE Strategic Partners Asia, the Duke joint venture, Afton Ridge, the UK JV and the European JV on the equity method of accounting because we have the ability to exercise significant influence (but not control) over operating and financial policies of each such entity. We eliminate transactions with such equity method entities to the extent of our ownership in each such entity. Accordingly, our share of net income (loss) of these equity method entities is included in consolidated net income (loss). CBRE Strategic Partners Asia is a limited partnership that qualifies for specialized industry accounting for investment companies. Specialized industry accounting allows investment companies to carry their investments at fair value, with changes in the fair value of the investments recorded in the statement of operations. On the basis of the guidance in ASC 970-323 the Company accounts for its investment in CBRE Strategic Partners Asia under the equity method. As a result, and in accordance with ASC 810-10-25-15 the specialized accounting treatment, principally fair value basis, applied by CBRE Strategic Partners Asia under the investment company guide is retained in the recognition of equity method earnings in the statement of operations of the Company. See Note 15 “Fair Value of Financial Instruments and Investments” for further discussion of the application of the fair value accounting to our investment in CBRE Strategic Partners Asia.

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

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable period ended December 31, 2004. To qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) adjusted taxable income, as defined in the Code, to our shareholders and satisfy certain other organizational and operating requirements. We generally will not be subject to U.S. federal income taxes if we distribute 100% of our taxable income for each year to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to U.S. federal income taxes and excise taxes on our undistributed taxable income. Except as discussed in Note 2 “Basis of Presentation in Summary of Significant Accounting Policies—Income Taxes,” we believe that we have met all of the REIT distribution and technical requirements for the six months ended June 30, 2010 and 2009. Management intends to continue to adhere to these requirements and maintain our REIT qualification.

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

The adoption of the provisions of the FASB ASC 805 could have an impact on the cost allocation of future acquisitions and requires us to expense acquisition costs for future property acquisitions. The adoption of the provisions of the new accounting standard FASB ASC 805 had an effect on our consolidated financial statements, results of operations and cash flows for the three and six months ended June 30, 2010. We expensed $4,841,000 and $998,000, $5,219,000 and $998,000 of acquisition costs during the three and six months ended June 30, 2010 and 2009, respectively.

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

Adoption of Accounting Standards

Consolidations

In December 2009, the Financial Accounting Standards Board “FASB” issued Accounting Standards Update (“ASU”) 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” which incorporates Statement of Financial Accounting Standards (SFAS) No. 167, “Amendments to FASB Interpretation No. 46(R)” issued by the FASB in June 2009. The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact such entity’s economic performance and (i) the obligation to absorb losses of such entity or (ii) the right to receive benefits from such entity. ASU 2009-17 also requires additional disclosures about a reporting entity’s involvement in VIEs, which enhances the information provided to users of financial statements. We adopted ASU 2009-17 effective January 1, 2010. As a result of the fact that we have no variable interests in VIEs, the adoption of ASU 2009-17 did not have a material impact on our financial statements.

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

Subject to certain limitations, we are obligated to reimburse the Investment Advisor for the organizational and offering costs incurred on our behalf. This treatment is consistent with Staff Accounting Bulletin, or SAB, Topic 1.B.1, which requires that we include all of the costs associated with our operations and formation in our financial statements. These costs will then be analyzed and segregated between those which are organizational in nature, those which are offering-related salaries and other general and administrative expenses of the Investment Advisor and its affiliates, and those which qualify as offering expenses in accordance with SAB Topic 5.A. Organizational costs are expensed as incurred in accordance with AICPA Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities.” Offering-related salaries and other general and administrative costs of the Investment Advisor and its affiliates will be expensed as incurred and third-party offering expenses will be taken as a reduction against the net proceeds of the offering within additional paid-in capital (“APIC”), in accordance with SAB Topic 5.A.

Offering costs totaling $13,522,000 and $8,153,000, $24,936,000 and $13,292,000 were incurred during the three and six months ended June 30, 2010 and 2009, respectively, and are recorded as a reduction of APIC in the consolidated statement of shareholders’ equity. Of the total amounts, $13,464,000, $8,102,000, $24,833,000 and $13,219,000 were incurred to CNL Securities Corp., as dealer manager, and $58,000, $52,000, $103,000 and $73,000 were incurred to the Investment Advisor for reimbursable marketing expenses for the three and six months ended June 30, 2010 and 2009, respectively. Each party will be paid the amount incurred from proceeds of the public offering. As of June 30, 2010 and December 2009, the accrued offering costs payable to related parties included in our consolidated balance sheet were $1,192,000 and $1,114,000.

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

The Investment Advisor earned investment management fees of $2,687,000 and $1,783,000 for the three months ended June 30, 2010 and 2009, respectively; and $5,118,000 and $3,486,000 for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010 and December 31, 2009, the investment management fees payable to related party in our consolidated balance sheets were $950,000 and $757,000, respectively. In connection with services provided to the Investment Advisor, CNL Fund Management Company, the Sub-Advisor and affiliate of the Dealer Manager pursuant to a sub-advisory agreement dated August 21, 2006, was paid by the Investment Advisor $371,000 and $246,000 for the three months ended June 30, 2010 and 2009, respectively; and $707,000 and $481,000 for the six months ended June 30, 2010, respectively.

On January 30, 2009, we entered into that certain Second Amendment Advisory Agreement that permits the Investment Advisor to earn an acquisition fee of up to 1.5% of (i) the purchase price of real estate investments acquired by us, including any debt attributable to such investments, or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. The Investment Advisor earned acquisition fees of $3,304,000 and $723,000 for the three months ended June 30, 2010 and 2009, respectively; and $3,600,000 and $723,000 for the six months ended June 30, 2010 and 2009, respectively. In connection with services provided to the Investment Advisor, the Sub Advisor, pursuant to a sub advisory agreement, was paid by the Investment Advisor acquisition fees of $618,000 and $135,000 for the three months ended June 30, 2010 and 2009, respectively; and $673,000 and $135,000 for the six months end June 30, 2010 and 2009, respectively. The Investment Advisor earned $330,000 and $72,000 in acquisition related expenses during the three months ended June 30, 2010 and 2009, respectively; and $373,000 and $72,000 for the six months ended June 30, 2010 and 2009, respectively. Prior to the adoption of “Business Combinations” on January 1, 2009, these acquisitions fees and expenses were capitalized to investments in real estate and related intangibles.

Rental Operations

Our reportable segments consist of three types of commercial real estate properties for which our management internally evaluates operating performance and financial results: the Domestic Industrial Properties, Domestic Office Properties and International Office/Retail Properties. All periods presented have been revised to report our segment results under our new reportable segment structure. We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, management fees and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our company-level general and administrative expenses. The following tables compare the net operating income for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Domestic Industrial Properties
Revenues:
Rental	$5,487	$4,303	$11,300	$8,989
Tenant Reimbursements	1,295	1,003	2,553	2,103

Total Revenues	6,782	5,306	13,853	11,092

Property and Related Expenses:
Operating and Maintenance	395	313	733	670
General and Administrative	116	94	162	139
Property Management Fee to Related Party	77	87	138	180
Property Taxes	1,455	1,090	2,886	2,146

Total Expenses	2,043	1,584	3,919	3,135

Net Operating Income	4,739	3,722	9,934	7,957

Domestic Office Properties
Revenues:
Rental	7,612	3,713	14,861	7,485
Tenant Reimbursements	1,467	940	3,046	1,701

Total Revenues	9,079	4,653	17,907	9,186

Property and Related Expenses:
Operating and Maintenance	957	739	2,114	1,528
General and Administrative	84	43	171	101
Property Management Fee to Related Party	27	27	60	64
Property Taxes	1,096	608	2,286	1,218

Total Expenses	2,164	1,417	4,631	2,911

Net Operating Income	6,915	3,236	13,276	6,275

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
International Office/Retail Properties
Rental	1,535	1,831	3,475	3,715
Tenant Reimbursements	55	95	136	180

Total Revenues	1,590	1,926	3,611	3,895

Property and Related Expenses:
Operating and Maintenance	59	93	139	174
General and Administrative	86	15	121	67
Property Management Fee to Related Party	72	(2)	142	10

Total Expenses	217	106	402	251

Net Operating Income	1,373	1,820	3,209	3,644

Reconciliation to Consolidated Net Loss
Total Segment Net Operating Income(1)	13,027	8,778	26,419	17,876
Interest Expense	3,238	2,638	6,333	5,445
General and Administrative	1,553	733	2,224	1,621
Investment Management Fee to Related Party	2,687	1,783	5,118	3,486
Acquisition Expenses	4,841	998	5,219	998
Depreciation and Amortization	6,717	6,148	13,960	11,870

	(6,009)	(3,522)	(6,435)	(5,544)

Other Income and Expenses
Interest and Other Income	91	140	689	261
Net Settlement Payments on Interest Rate Swaps	(230)	(152)	(444)	(233)
Loss on Interest Rate Swaps and Cap	(115)	525	(503)	357
Loss on Note Payable at Fair Value	(5)	(128)	(78)	(693)
Loss on Early Extinguishment of Debt	—	—	(73)	—

Loss Before Provision for Income Taxes and Equity in Income (Loss) of Unconsolidated Entities	(6,268)	(3,137)	(6,844)	(5,852)

Provision for Income Taxes	(70)	(58)	(85)	(87)
Equity in Income (Loss) of Unconsolidated Entities	2,109	(1,051)	2,846	(1,849)

Net Loss	(4,229)	(4,246)	(4,083)	(7,788)

Net Loss Attributable to Non-Controlling Operating Partnership Units	8	8	7	21

Net Loss Attributable to CB Richard Ellis Realty Trust Shareholders	$(4,221)	$(4,238)	$(4,076)	$(7,767)

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

Consolidated Results of Operations

Comparison of Three Months Ended June 30, 2010 to Three Months Ended June 30, 2009

Revenues

Rental

Rental revenue increased $4,787,000, or 49%, to $14,634,000 during the three months ended June 30, 2010 compared to $9,847,000 for the three months ended June 30, 2009. The increase was due to the ownership of 13201 Wilfred Lane, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, 12650 Ingenuity Drive, Crest Ridge Corporate Center 1, West Point Trade Center (“2009 Acquisitions”) for the three months ended June 30, 2010 and the acquisitions of 5160 Hacienda Drive, 10450 Pacific Center Court, 225 Summit Avenue, One Wayside Road, (the “2010 Acquisitions”, and together with the “2009 Acquisitions”, the “2009 & 2010 Acquisitions”) during the three months ended June 30, 2010.

Tenant Reimbursements

Tenant reimbursements increased $779,000, or 38%, to $2,817,000 for the three months ended June 30, 2010 compared to $2,038,000 for the three months ended June 30, 2009, due to tenant reimbursement revenue from the 2009 & 2010 acquisitions.

Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $266,000, or 23%, to $1,411,000 for the three months ended June 30, 2010 compared to $1,145,000 for the three months ended June 30, 2009. The increase was due to the 2009 & 2010 Acquisitions and increased operating and maintenance expenses associated with our vacant properties.

Property Taxes

Property tax expense increased $853,000, or 50%, to $2,551,000 for the three months ended June 30, 2010 compared to $1,698,000 for the three months ended June 30, 2009. The increase in property taxes was due to the 2009 & 2010 Acquisitions and increased property taxes in the Carolina portfolio

Interest

Interest expense increased $600,000, or 23%, to $3,238,000 for the three months ended June 30, 2010 compared to $2,638,000 for the three months ended June 30, 2009 as a result of placing debt on Maskew Retail Park during 2009, the assumption of debt during the 2009 acquisition of 12650 Ingenuity Drive, the assumption of debt during the 2010 acquisition of One Wayside Road and interest related to the Wells Fargo Credit Facility.

General and Administrative

General and administrative expense increased $954,000, or 108%, to $1,839,000 for the three months ended June 30, 2010 compared to $885,000 for the three months ended June 30, 2009. Of the total increase, $114,000 was due to the increase in legal expenses; $6,000 was due to the increase in officer and director fees; $84,000 was due to the increase in shareholder servicing fees and reports production costs; $224,000 was due to the increase in professional fees; $536,000 was largely due to the increase in organizational costs which were slightly offset by the reduction of general audit fees and Sarbanes-Oxley assistance of $10,000.

Property Management Fee and Investment Management Fee to Related Party

Property management fee and investment management fee to related party increased $969,000, or 51%, to $2,864,000 for three months ended June 30, 2010 compared to $1,895,000 for the three months ended June 30, 2009. The increase was due to additional investment management fees to related party earned relative to an increase in assets under management.

Acquisition Expenses

Acquisition expenses increased $3,843,000, or 385%, to $4,841,000 for three months ended June 30, 2010 compared to $998,000 for the three months ended June 30, 2009. The net increase was related to the 2010 acquisitions of consolidated and unconsolidated properties.

Depreciation and Amortization

Depreciation and amortization expenses increased $569,000, or 9%, to $6,717,000 for the three months ended June 30, 2010 as compared to $6,148,000 for the three months ended June 30, 2009. The net increase is primarily due to depreciation and amortization expense related to the 2009 and 2010 acquisitions.

Interest and Other Income

Interest and other income decreased $49,000, or 35%, to $91,000 for the three months ended June 30, 2010 compared to $140,000 for the three months ended June 30, 2009. The decrease was due to significantly lower money market interest rates.

Net Settlement Payments on Interest Rate Swaps

During the three months ended June 30, 2010, we made net payments on interest rate swaps of $230,000 compared to $152,000 during the three months ended June 30, 2009. The increase is a result of lower variable interest rates for the three months ended June 30, 2010 as compared to the three months ended June 30 2009.

Loss on Interest Rate Swaps and Cap

Loss on interest rate swaps and cap increased $640,000, or 122%, to ($115,000) for the three months ended June 30, 2010 compared $525,000 for the three months ended June 30, 2009. The increase was due to valuation losses on interest rate swaps as a result of lower variable interest rates for Thames Valley Five and Albion Mills Retail Park.

Loss on Note Payable on Fair Value

Loss on notes payables decreased by $123,000, or 96%, to ($5,000) for the three months ended June 30, 2010 compared to ($128,000) for the three months ended June 30, 2009. The year to year change is attributable to a stabilization of UK interest rate spreads used to value the loan.

Provision for Income Taxes

Provision for income taxes increased $12,000, or 21%, to $70,000 for the three months ended June 30, 2010 compared to $58,000 for the three months ended June 30, 2009 resulting primarily from payment of annual state representation fees during the three months ended June 30, 2010.

Equity in income of Unconsolidated Entities

Equity in income of unconsolidated entities increased $3,160,000, or 301%, to $2,109,000 for the three months ended June 30, 2010 compared to ($1,051,000) for the three months ended June 30, 2009. The increase was primarily due to the acquisition of additional properties by the Duke joint venture and improved CBRE Strategic Partners Asia performance during the three months ended June 30, 2010.

Non-Controlling Interest

Non-controlling interest remained at $8,000 for the three months ended June 30, 2010 compared to $8,000 for the three months ended June 30, 2009.

Comparison of Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009

Revenues

Rental

Rental revenue increased $9,447,000, or 47%, to $29,636,000 during the six months ended June 30, 2010 compared to $20,189,000 for the six months ended June 30, 2009. The increase was due to the ownership of 13201 Wilfred Lane, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, 12650 Ingenuity Drive, Crest Ridge Corporate Center 1, West Point Trade Center (“2009 Acquisitions”) for the six months ended June 30, 2010, and the acquisitions of 5160 Hacienda Drive, 10450 Pacific Center Court, 225 Summit Avenue, One Wayside Road, (the “2010 Acquisitions”, together with the “2009 Acquisitions”, the “2009 & 2010 Acquisitions”) during the six months ended June 30, 2010.

Tenant Reimbursements

Tenant reimbursements increased $1,751,000, or 44%, to $5,735,000 for the six months ended June 30, 2010 compared to $3,984,000 for the six months ended June 30, 2009, due to tenant reimbursement revenue from the 2009 & 2010 acquisitions.

Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $614,000, or 26%, to $2,986,000 for the six months ended June 30, 2010 compared to $2,372,000 for the six months ended June 30, 2009. The increase was due to the 2009 & 2010 Acquisitions and increased operating and maintenance expenses associated with our vacant properties.

Property Taxes

Property tax expense increased $1,808,000, or 54%, to $5,172,000 for the six months ended June 30, 2010 compared to $3,364,000 for the six months ended June 30, 2009. The increase in property taxes was due to the 2009 & 2010 Acquisitions and increased property taxes in the Carolina portfolio.

Interest

Interest expense increased $888,000, or 16%, to $6,333,000 for the six months ended June 30, 2010 compared to $5,445,000 for the six months ended June 30, 2009 as a result of placing debt on Maskew Retail Park during 2009, the assumption of debt during the 2009 acquisition of 12650 Ingenuity Drive, the assumption of debt during the 2010 acquisition of One Wayside Road and interest related to the Wells Fargo Credit Facility.

General and Administrative

General and administrative expense increased $750,000, or 39%, to $2,678,000 for the six months ended June 30, 2010 compared to $1,928,000 for the six months ended June 30, 2009. Of the total increase, $11,000 was due to the increase in legal expenses; $15,000 was due to the increase in officer and director fees; $61,000 increase in shareholder servicing fees and reports production costs; $175,000 was due to the increase in professional fees; $535,000 was largely due to the increase in organizational costs which were slightly offset by the reduction of general audit fees and Sarbanes-Oxley assistance $47,000.

Property Management Fee and Investment Management Fee to Related Party

Property management fee and investment management fee to related party increased $1,718,000, or 46%, to $5,458,000 for six months ended June 30, 2010 compared to $3,740,000 for the six months ended June 30, 2009 .The increase was due to additional investment management fees to related party earned relative to an increase in assets under management.

Acquisition Expenses

Acquisition expenses increased $4,221,000, or 423%, to $5,219,000 for six months ended June 30, 2010 compared to $998,000 for the six months ended June 30, 2009. The net increase was related to the acquisitions of 5160 Hacienda Drive, 10450 Pacific Center Court, 225 Summit Valley, One Wayside, 1400 Perimeter Parkway, 3900 N. Paramount, 3900 S. Paramount, Miramar I & II, UK JV and European JV.

Depreciation and Amortization

Depreciation and amortization expense increased $2,090,000, or 18%, to $13,960,000 for the six months ended June 30, 2010 as compared to $11,870,000 for the six months ended June 30, 2009. The net increase is primarily due to depreciation and amortization expense related to the 2009 and 2010 acquisitions.

Interest and Other Income

Interest and other income increased $428,000, or 164%, to $689,000 for the six months ended June 30, 2010 compared to $261,000 for the six months ended June 30, 2009 as a result of placing debt on Maskew Retail Park during 2009 and the assumption of debt during the 2009 acquisition of 12650 Ingenuity Drive, in addition the assumption of debt during the 2010 acquisition of One Wayside Road.

Net Settlement Payments on Interest Rate Swaps

During the six months ended June 30, 2010, we made net payments on interest rate swaps of $444,000 compared to $233,000 during the six months ended June 30, 2009. The increase is a result of lower variable interest rates for the six months ended June 30, 2010 as compared to the six months ended June 30 2009.

Loss on Interest Rate Swaps and Cap

Loss on interest rate swaps and cap increased $860,000, or 241%, to ($503,000) for the six months ended June 30, 2010 compared $357,000 for the six months ended June 30, 2009. The increase was due to valuation losses on interest rate swaps as a result of lower variable interest rates for Thames Valley Five and Albion Mills Retail Park.

Loss on Note Payable on Fair Value

Loss on notes payables decreased by $615,000, or 89%, to ($78,000) for the six months ended June 30, 2010 compared to ($693,000) for the six months ended June 30, 2009. The year to year change is attributable to a stabilization of UK interest rate spreads used to value the loan.

Loss on Early Extinguishment of Debt

During the six months ended June 30, 2010, we repaid in full the existing loan at 602 Central Blvd. and incurred expense of $73,000. There was no extinguishment of debt activity during the six months ended June 30, 2009.

Provision for Income Taxes

Provision for income taxes decreased $2,000, or 2%, to $85,000 for the six months ended June 30, 2010 compared to $87,000 for the six months ended June 30, 2009 resulting primarily from reduced state tax payments in North Carolina.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities increased $4,695,000, or 254%, to $2,846,000 for the six months ended June 30, 2010 compared to ($1,849,000) for the six months ended June 30, 2009. The increase was primarily due to the acquisition of additional properties by the Duke joint venture and improved CBRE Strategic Partners Asia performance during the six months ended June 30, 2010.

Non-Controlling Interest

Non-controlling interest decreased $14,000 to $7,000 for the six months ended June, 2010 compared to $21,000 for the six months ended June 30, 2009.

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

Historical Cash Flows

Our net cash provided by operating activities increased by $9,680,000 to $20,538,000 for the six months ended June 30, 2010, compared to $10,858,000 for the six months ended June 30, 2009. The increase was due to an increase in operating distributions from the Duke joint venture of $9,271,000 and increased tenant billing collections from both consolidated and unconsolidated properties; offset by lower interest income, the payment of annual property taxes for North Carolina, South Carolina and Texas properties and the expensing of acquisition costs of $5,219,000 during the six months ended June 30, 2010.

Net cash used in investing activities increased by $155,838,000 to $212,653,000 for the six months ended June 30, 2010, compared to $56,815,000 for the six months ended June 30, 2009. The increase was due to the acquisitions of 5160 Hacienda Drive, 10450 Pacific Center Court, 225 Summit, One Wayside Rd. and investments in the UK JV and European JV during the six months ended June 30, 2010.

Net cash provided by financing activities increased by $133,073,000 to $245,386,000 for the six months ended June 30, 2010, compared to $112,313,000 for the six months ended June 30, 2009. The increase was due to an increase in proceeds from the public offering of $146,480,000, and the $15,000,000 draw down of the Wells Fargo Credit Facility, offset by an increase in principal payments on notes payable of $8,631,000 (602 Central Blvd. note payable of $8,281,000 was paid off on March 11, 2010), an increase in offering costs of $9,627,000, an increase in distributions to shareholders and non-controlling interest holders of $6,805,000, an increase in shareholder redemptions of $1,153,000, an increase in deferred financing costs of $2,137,000 and a decrease in security deposits of $55,000.

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

In addition to presenting FFO in accordance with the NAREIT definition, we also disclose FFO, as adjusted, which excludes the effects of acquisition costs, non-cash impairment charges and unrealized (gain) loss in an unconsolidated entity. We believe that adjusting FFO to exclude these acquisition costs, impairment charges and unrealized (gain) loss in an unconsolidated entity more appropriately presents our results of operations on a comparative basis. The items that we exclude from net income are subject to significant fluctuations from period to period that cause both positive and negative effects on our results of operations, often in inconsistent and unpredictable directions. The economics underlying these excluded items are not the primary factors in management’s decision-making process. Period to period fluctuations in these items can be driven by accounting for short-term factors that are not relevant to long-term investment decisions, long-term capital structures or long-term tax planning and tax structuring decisions. Therefore, while our FFO, as adjusted, clearly differs from NAREIT’s definition of FFO, and may not be comparable to similarly named measures of other REITs and real estate companies, we believe that it provides a meaningful supplemental measure of our operating performance. We believe that investors are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in planning and executing our business strategy, thus fostering a greater degree of transparency into our management process.

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

The following table presents our FFO for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Reconciliation of net loss to funds from operations
Net Loss Attributable to CB Richard Ellis Realty Trust Shareholders	$(4,221)	$(4,238)	$(4,076)	$(7,767)
Adjustments:
Non-controlling interest	(8)	(8)	(7)	(21)
Real estate depreciation and amortization	6,717	6,148	13,960	11,870
Realized gain from transfer of real estate to unconsolidated entities	—	—	(154)	—
Net effect of FFO adjustment from unconsolidated entities(1)	4,382	3,516	8,097	6,777

FFO	$6,870	$5,418	$17,820	$10,859
Other Adjustments:
Acquisition / Organization Expenses(2)	5,529	998	5,912	998
Unrealized (gain) loss in unconsolidated entity	(373)	1,424	(349)	2,291

FFO, as adjusted	$12,026	$7,840	$23,383	$14,148

(1)

Represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation) for each of our unconsolidated entities multiplied by our ownership interest in each of these unconsolidated entities during the three and six months ended June 30, 2010 and multiplied by the percentage of income or loss recognized by us for each of these unconsolidated entities during the three and six months ended June 30, 2009.

(2)	In addition to organization and acquisition costs incurred in our consolidated results, this adjustment also includes our portion of acquisition costs incurred within our unconsolidated entities.

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

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. Assumption fees and other loan closing costs totaling $765,500 were capitalized as incurred. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. Principal payments totaling $1,868,000 were made during the six months ended June 30, 2010. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

On May 30, 2008, we entered into a £7,500,000 ($11,205,000 at June 30, 2010) financing arrangement with the Royal Bank of Scotland plc secured by the Thames Valley Five property. The loan is for a term of five years (with a two year extension option) and bears interest at a variable rate adjusted quarterly, based on six month GBP-based LIBOR plus 1.01%. In addition, we incurred financing costs of approximately £67,000 ($100,000 at June 30, 2010) associated with obtaining this loan. On August 14, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of June 30, 2010, and expires on May 30, 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On July 1, 2008, in connection with the acquisition of Enclave on the Lake, we assumed an $18,281,000 ($18,790,000 face value less discount of $509,000) loan from NorthMarq Capital, Inc. that bears interest at a fixed rate of 5.45% per annum and matures on May 1, 2011. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $182,000 were made during the six months ended June 30, 2010. In addition, we incurred financing costs totaling $241,000 in conjunction with the assumption of the loan.

On October 10, 2008, we entered into a £5,771,000 ($8,621,000 at June 30, 2010) financing agreement with the Royal Bank of Scotland plc secured by Albion Mills Retail Park property. The loan is for a term of five years and bears interest at a variable rate adjusted quarterly, based on six month GBP-based LIBOR plus 1.31%. In addition, we incurred financing costs of approximately

£75,000 ($112,000 at June 30, 2010) associated with obtaining this loan. On November 25, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of June 30, 2010 and expires on October 10, 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On November 18, 2008, in connection with the acquisition of Avion Midrise III & IV, we assumed $20,851,000 ($22,186,000 face value less discount of $1,335,000) fixed rate mortgage loan from Capmark Finance, Inc. that bears interest at a rate of 5.52% per annum and matures on April 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $204,000 were made during the six months ended June 30, 2010. In addition, we incurred financing costs totaling $344,000 in conjunction with the assumption of the loan.

On August 5, 2009, in connection with the acquisition of 12650 Ingenuity Drive, we assumed a $12,572,000 ($13,539,000 face value less a discount of $967,000) fixed rate mortgage loan from PNC Bank, National Association that bears interest at a rate of 5.62% and matures on October 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $180,000 were made during the six months ended June 30, 2010. In addition, we incurred financing costs totaling $284,000 in conjunction with the assumption of the loan.

On August 10, 2009, we entered into a £13,975,000 ($20,879,000 at June 30, 2010) financing agreement with the Abbey National Treasury Services plc secured by the Maskew Retail Park property. On September 24, 2009, we drew the full amount of the loan and concurrently entered into an interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% plus 2.26% or 5.68% per annum for the five-year term of the loan. Interest only payments are due quarterly for the term of the loan with principal due at maturity. In addition, we incurred financing costs of approximately £268,000 ($400,000 at June 30, 2010) associated with obtaining this loan.

On June 24, 2010, we assumed two loans in connection with the acquisition of One Wayside Road (i) $14,888,000 ($14,633,000 at face value plus a premium of $255,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.66% and matures on August 1, 2015 and (ii) $12,479,000 ($12,132,000 at face value plus a premium of $347,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.92% and matures on August 1, 2015. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $48,000 were made during June 2010. In addition, we incurred financing costs totaling $342,000 in conjunction with the assumption of the loan.

Loan Payable

On August 8, 2008, we entered into an amended and restated credit agreement with Bank of America, N.A. (“Bank of America”), which amended the terms of our prior credit agreement with Bank of America, to provide us with a new $45,000,000 unsecured revolving line of credit (the “Revolving Credit Facility”), and to replace our prior Bank of America term loan and revolving credit facility which matured in August 2008. The new Revolving Credit Facility was fully drawn upon at closing, with such proceeds utilized to pay down the full $45,000,000 amount outstanding under our prior Bank of America term loan (as of August 8, 2008, no amount was outstanding under our prior $10,000,000 Bank of America revolving credit facility). The new Revolving Credit Facility matures in August 2010 and bears interest at a floating rate of LIBOR plus 2.00% to 2.75%, based upon our leverage ratio as defined in the credit agreement (at our current leverage ratio, the Revolving Credit Facility bears interest at a floating rate of LIBOR plus 2.00%). An upfront fee of $292,500 was paid to Bank of America, and a fee equal to the actual daily amount by which the aggregate commitments exceed the total outstandings (both as defined in the amended and restated credit agreement) times 0.20% per annum if the total outstandings are equal to or more than 50% of the aggregate commitments, or 0.25% per annum otherwise, is accrued on unfunded balances under the Revolving Credit Facility. The loan contains various financial covenants and restrictions including a fixed charge coverage ratio of at least 1.75 to 1.00, as defined in the amended and restated credit agreement. As of June 30, 2010, there was no amount outstanding under the Revolving Credit Facility. The Revolving Credit Facility matured on August 8, 2010 in accordance with its terms.

On May 26, 2010, we entered into a $70,000,000 revolving credit facility through our subsidiaries with Wells Fargo Bank, N.A., or the Wells Fargo Credit Facility. The initial maturity date of the Wells Fargo Credit Facility is May 26, 2014, however we may extend the maturity date to May 26, 2015, subject to certain conditions. $15,000,000 of the Wells Fargo Credit Facility was initially drawn upon closing on May 26, 2010 and is included in Loans Payable on our consolidated balance sheet, with the remaining $55,000,000 available for disbursement during the term of the facility. We have the right to prepay any outstanding amount of the Wells Fargo Credit Facility, in whole or in part, without premium or penalty at any time during the term of this Wells Fargo Credit Facility, however, we generally may not reduce the outstanding principal balance below a minimum outstanding amount of $15,000,000, without reducing the total $70,000,000 Wells Fargo Credit Facility capacity. The Wells Fargo Credit Facility bears interest at a floating rate of 300 basis points over the LIBOR, however the interest rate shall be at least 4.00% for any of the outstanding balance that is not subject to an interest rate swap with an initial term of at least two years. Upon closing on May 26, 2010, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. to effectively fix the interest rate on the initial $15,000,000 outstanding loan amount at 5.10% for the four-year term of the facility. The interest rate swap was designated as a qualifying cash flow hedge at the start date of the hedge relationship as described in Note 14 “Derivative Instruments.” The Wells Fargo Credit Facility is secured by our 13201 Wilfred, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, Crest Ridge Corporate Center I and West Point Trade Center properties. In addition, CBRE OP provides a limited guarantee for the Wells Fargo Credit Facility. The Wells Fargo Credit Facility is subject to certain customary financial covenants, including certain negative financial covenants, which we believe we were in compliance with as of May 26, 2010. A commitment fee of $1,050,000 was paid to Wells Fargo Bank, N.A. at closing. We will also pay certain other customary fees in connection with the Wells Fargo Credit Facility including fees related to the unused loan amount, extension, administrative and other fees, the amount of which in some cases is subject to certain terms and conditions.

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

2010 Quarters	First	Second
Total distributions declared and paid	$16,841,000	$19,266,000
Distributions per share	$0.15	$0.15
Amount of distributions per share funded by cash flows provided by operating entities	$0.1212	$0.0540
Amount of distributions per share funded by uninvested proceeds from financings of our properties	$0.0288	$0.0960

2009 Quarters	First	Second	Third	Fourth
Total distributions declared and paid	$10,066,000	$11,181,000	$12,767,000	$14,750,000
Distributions per share	$0.15	$0.15	$0.15	$0.15
Amount of distributions per share funded by cash flows provided by operating entities	$0.0903	$0.0643	$0.1309	$0.0434
Amount of distributions per share funded by uninvested proceeds from financings of our properties	$0.0597	$0.0857	$0.0191	$0.1066

For the quarter ended June 30, 2010, distributions were funded 35.98% by cash flows provided by operating activities and 64.02% from uninvested proceeds from financings of our properties. In addition, distributions totaling $7,318,000 were reinvested in our common shares pursuant to our dividend reinvestment plan during the quarter ended June 30, 2010.

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

Off-Balance Sheet Arrangements

As of June 30, 2010, we had five Investments in Unconsolidated Entities: (i) a 5.07% ownership interest in CBRE Strategic Partners Asia, (ii) an 80% ownership interest in the Duke joint venture (iii) a 90% ownership interest in Afton Ridge, (iv) an 80% ownership interest in the UK JV and (v) an 80% investment in the European JV. Our investments are discussed in Note 4, “Investments in Unconsolidated Entities” in the accompanying consolidated financial statements.

Contractual Obligations and Commitments

The following table provides information with respect to our consolidated property contractual obligations at June 30, 2010 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Note Payable (and interest payments) Collateralized by REMEC Corporate Campus	$(14,149)	$(635)	$(13,514)	$—	$—
Note Payable (and interest payments) Collateralized by 300 Constitution Drive	(13,065)	(581)	(12,484)	—	—
Note Payable (and interest payments) Collateralized by Deerfield Commons I	(12,429)	(576)	(1,286)	(1,286)	(9,281)
Note Payable (and interest payments) Collateralized by Bolingbrook Point III	(11,170)	(473)	(947)	(9,750)	—
Notes Payable (and interest payments) Collateralized by the Carolina Portfolio	(76,977)	(6,980)	(13,961)	(13,350)	(42,686)
Note Payable (and interest payments) Collateralized by Lakeside Office Center	(11,749)	(543)	(1,281)	(1,299)	(8,626)
Note Payable (and interest payments) Collateralized by Thames Valley Five(1)	(11,809)	(185)	(11,624)	—	—
Note Payable (and interest payments) Collateralized by Enclave on the Lake	(18,092)	(18,092)	—	—	—
Note Payable (and interest payments) Collateralized by Albion Mills Retail Park(1)	(9,212)	(169)	(337)	(8,706)	—
Note Payable (and interest payments) Collateralized by Avion Midrise III & IV	(26,013)	(1,618)	(3,237)	(21,158)	—
Note Payable (and interest payments) Collateralized by 12650 Ingenuity Drive	(16,309)	(1,118)	(2,236)	(12,955)	—
Note Payable (and interest payments) Collateralized by Maskew Retail Park(1)	(23,612)	(607)	(1,215)	(21,790)	—
Loan Payable (and interest payments) Wells Fargo Credit Facility(1)(2)	(17,988)	(765)	(1,530)	(15,693)	—
Note Payable (and interest payments) Collateralized by One Wayside Road	(34,094)	(1,950)	(4,254)	(4,254)	(23,636)

Total Consolidated Properties	$(296,668)	$(34,292)	$(67,906)	$(110,241)	$(84,229)

(1)

These contractual obligations included the expected net payments due under interest rate swap agreements where in each case we have swapped our variable interest rate payments due under the debt agreements for fixed rates of interest payments.

(2)	Includes five properties that secure the Wells Fargo Credit Facility (see Note 6 “Debt”).

The following table provides information with respect to our unconsolidated property contractual obligations at June 30, 2010 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Note Payable (and interest payments) Collateralized by Duke joint venture	$(142,329)	$(6,696)	$(13,392)	$(122,241)	$—
Note Payable (and interest payments) Collateralized by Afton Ridge joint venture	(27,310)	(1,308)	(2,616)	(23,386)	—

Total Unconsolidated Properties(1)	$(169,639)	$(8,004)	$(16,008)	$(145,627)	$—

(1)	Unconsolidated payment amounts are at our pro rata share of effective ownership and exclude our investment in CBRE Strategic Partners Asia.

As of June 30, 2010, we were committed to pay $1,340,000 in accrued offering costs. The timing of future payments is uncertain.

As of June 30, 2010, we had an unfunded investment commitment in CBRE Strategic Partners Asia totaling $7,903,000. The timing of future payments is uncertain.

Income Taxes

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2004. As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute currently to our shareholders. Under the Internal Revenue Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they generally distribute at least 90% of their annual net taxable income (excluding net capital gains) to their shareholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to state, local and foreign taxes on our income and property and to U.S. federal income and excise taxes on our undistributed gross income. Included as a component of our tax provision, we have incurred income and other taxes (franchise, local and state government and international) related to our continuing operations in the amount of $70,000 and $58,000, $85,000 and $87,000 for California, Georgia, Minnesota, Texas and North Carolina impacting our operations during the three and six months ended June 30, 2010 and 2009, respectively.

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

We may be exposed to the effects of foreign exchange rate changes from our investments in unconsolidated entities with operations in China, Japan, the United Kingdom and the European Union, as well as our consolidated operations in the United Kingdom.

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

Notes Payable secured by real property are summarized as follows (in thousands):

	Interest Rate as of		Maturity Date	Notes Payable as of
Property	June 30, 2010	December 31, 2009		June 30, 2010	December 31, 2009
REMEC	4.79%	4.79%	November 1, 2011	$13,250	$13,250
300 Constitution	4.84	4.84	April 1, 2012	12,000	12,000
Deerfield Commons I.(1)	5.23	5.23	December 1, 2015	9,725	9,725
602 Central Blvd.(2)	—	1.25	—	—	8,886
Bolingbrook Point III	5.26	5.26	January 1, 2015	9,000	9,000
Fairforest Bldg. 5(3)	6.33	6.33	February 1, 2024	10,101	10,330
Fairforest Bldg. 6(3)	5.42	5.42	June 1, 2019	3,124	3,257
HJ Park—Bldg. 1(3)	4.98	4.98	March 1, 2013	783	914
North Rhett I(3)	5.65	5.65	August 1, 2019	4,078	4,246
North Rhett II(3)	5.20	5.20	October 1, 2020	2,264	2,345
North Rhett III(3)	5.75	5.75	February 1, 2020	1,832	1,903
North Rhett IV(3)	5.80	5.80	February 1, 2025	10,113	10,328
Mt Holly Bldg.(3)	5.20	5.20	October 1, 2020	2,264	2,345
Orangeburg Park Bldg(3)	5.20	5.20	October 1, 2020	2,302	2,385
Kings Mountain I(3)	5.27	5.27	October 1, 2020	1,959	2,030
Kings Mountain II(3)	5.47	5.47	January 1, 2020	5,829	6,057
Union Cross Bldg. I(3)	5.50	5.50	July 1, 2021	2,843	2,935
Union Cross Bldg. II(3)	5.53	5.53	June 1, 2021	8,689	8,972
Thames Valley Five(4)(5)	6.42	6.42	May 30, 2013	11,205	12,117
Lakeside Office Center(6)	6.03	6.03	September 1, 2015	9,000	9,000
Enclave on the Lake(7)	5.45	5.45	May 1, 2011	18,092	18,274
Albion Mills Retail Park(4)(8)(9)	5.25	5.25	October 10, 2013	8,621	9,323
Avion Midrise III & IV(10)	5.52	5.52	April 1, 2014	21,561	21,765
12650 Ingenuity Drive(11)	5.62	5.62	October 1, 2014	13,244	13,424
Maskew Retail Park(4)(12)	5.68	5.68	August 10, 2014	20,879	22,578
One Wayside Road(13)	5.66	—	August 1, 2015	14,606	—
One Wayside Road(13)	5.92	—	August 1, 2015	12,111	—

Notes Payable				229,475	217,389
Plus Premium				602	—
Less Discount				(4,157)	(4,615)
Less Albion Mills Retail Park Fair Value Adjustment				(247)	(349)

Notes Payable Net of Premiums / Discounts and Fair Value Adjustment				$225,673	$212,425

(1)	Interest only payments are due monthly for the first 60 months of the loan term. Principal and interest payments are due monthly for the remaining 60 months of the loan term.

(2)	This loan was fully paid off on March 11, 2010.

(3)

These notes payable were assumed from the seller of the Carolina Portfolio on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount.

(4)	These loans are subject to certain financial covenants (interest coverage and loan to value).

(5)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of June 30, 2010 and expires on May 30, 2013. The stated rates on the mortgage note payable were 1.66% and 1.59% at June 30, 2010 and December 31, 2009, respectively, which were based on GBP-based LIBOR plus a spread of 1.01%.

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

(9)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of June 30, 2010 and expires on October 10, 2013. The stated rates on the mortgage note payable were 1.96% and 1.88% at June 30, 2010 and December 31, 2009, respectively, which were based on GBP-based LIBOR plus a spread of 1.31%.

(10)	The loan was assumed from the seller of Avion Midrise III & IV on November 18, 2008 and was recorded at estimated fair value which includes the discount.

(11)	The loan was assumed from the seller of 12650 Ingenuity Drive on August 5, 2009 and was recorded at estimated fair value which includes the discount.

(12)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% plus 2.26 or 5.68% per annum as of June 30, 2010 and expires on August 10, 2014. The stated rates on the mortgage note payable was 2.91% and 2.83% at June 30, 2010 and December 31, 2009, respectively, which were based on GBP-based LIBOR plus a spread of 2.26%.

(13)	The two loans were assumed from the seller of One Wayside Road on June 24, 2010 and were recorded at estimated fair value which include the discount.

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

The fair value of long-term debt was estimated based on current interest rates available to us for debt instruments with similar terms. The following table summarizes our financial instruments and their calculated fair value at June 30, 2010 and December 31, 2009 (in thousands):

	As of June 30, 2010
	Carrying Value	Total Fair Value
Financial Liabilities:
Interest Rate Swaps	$(3,318)	$(3,318)
Notes Payable	(225,673)	(229,921)
Loan Payable	(15,000)	(15,000)

A 100 basis point increase or decrease in interest rates would increase or decrease the fair market value of our notes payable by $7,939,000 at June 30, 2010. In addition, a 100 basis point increase or decrease in interest rates would either increase or decrease annual variable interest expense as follows; approximately $112,000 on the Thames Valley Five property, approximately $86,000 on the Albion Mills Retail Park property and approximately $209,000 on the Maskew Retail Park property.

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

Debt Maturities

The following table details our consolidated and unconsolidated debt maturities as of June 30, 2010 (in thousands):

	Consolidated Debt			Unconsolidated Debt(1)						Consolidated & Unconsolidated Debt(1)
	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization		Term Maturities		Total		Scheduled Amortization	Term Maturities	Total
2010 (Six months ending December 31, 2010)	$2,742	$—	$2,742	$		$		$		$2,742	$—	$2,742
2011	5,738	31,028	36,766		—		—		—	5,738	31,028	36,766
2012	6,001	12,000	18,001		—		—		—	6,001	12,000	18,001
2013(2)	6,119	19,826	25,945		—		102,310		102,310	6,119	122,136	128,255
2014	5,932	67,191	73,123		—		40,640		40,640	5,932	107,831	113,763
2015	5,350	49,838	55,188		—		—		—	5,350	49,838	55,188
2016	4,930	—	4,930		—		—		—	4,930	—	4,930
2017	5,215	—	5,215		—		—		—	5,215	—	5,215
2018	5,516	—	5,516		—		—		—	5,516	—	5,516
2019	5,420	—	5,420		—		—		—	5,420	—	5,420
2020	3,959	—	3,959		—		—		—	3,959	—	3,959
Thereafter	7,670	—	7,670		—		—		—	7,670	—	7,670

Total	$64,592	$179,883	$244,475		$—		$142,950		$142,950	$64,592	$322,833	$387,425

Weighted Average Maturity (years)			4.64						3.78			4.32
Weighted Average Interest Rate			5.53%						5.60%			5.55%

(1)	Unconsolidated debt amounts are at our pro rata share of effective ownership.

(2)

The Thames Valley Five consolidated debt ($11,205,000 at June 30, 2010) maturity date may be extended for an additional two years from May, 2013 to May, 2015. In addition, Afton Ridge has the option to extend the maturity date of the unconsolidated debt ($22,950,000 at June 30, 2010—our share) for one additional year from October, 2013 to October, 2014.

Encumbered and Unencumbered Properties

The following table details our Encumbered and Unencumbered properties as of June 30, 2010 (Approximate Acquisition Cost and Debt Balance in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance
Encumbered Properties(2)	34	$631,705	$244,475	8	$272,487	$142,950	42	$904,192	$387,425
Unencumbered Properties	28	284,505	—	14	199,128	—	42	483,633	—

Total Properties	62	$916,210	$244,475	22	$471,615	$142,950	84	$1,387,825	$387,425

(1)

Number of Properties at 100%. Approximate Acquisition Cost and Debt Balance for Unconsolidated Properties are at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

(2)	Includes five properties that secure the Wells Fargo Credit Facility (see Note 6 “Debt”).

Subsequent Events

From July 1, 2010 through August 6, 2010, we received gross proceeds from our current public offering of approximately $65,784,736 from the sale of 6,622,631 common shares.

On July 6, 2010, we entered into a purchase and sale agreement to acquire, subject to customary closing conditions, 100 Tice Blvd., located at 100 Tice Blvd. in Woodcliff Lake, New Jersey, a suburb of New York City. We will acquire 100 Tice Blvd. for approximately $67,600,000, of which approximately $42,600,000 will be paid by assuming an existing mortgage loan held by Hartford Life and Accident Insurance Company and Principal Life Insurance Company. We anticipate that the remainder of the purchase price will be funded using the net proceeds from our current public offering. 100 Tice Blvd. is a 208,911 square foot office building that is 100% leased to Eisai Inc. through December 2021 and is used as Eisai’s North American headquarters. Eisai Inc. is the U.S. operating subsidiary of the Japanese company Eisai Co., Ltd. Eisai Inc. is a producer of pharmaceuticals for the treatment of Alzheimer’s disease and cancers. While we anticipate this acquisition to close during the third quarter of 2010, the agreement to acquire the property is subject to a number of contingencies and therefore there can be no assurances that this acquisition will occur.

On July 27, 2010, we contributed an additional $507,000 of our CBRE Strategic Partners Asia capital commitment which was funded using net proceeds from our current public offering.

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

Disclosure Controls and Procedures

We have formally adopted a policy for disclosure controls and procedures that provides guidance on the evaluation of disclosure controls and procedures and is designed to ensure that all corporate disclosure is complete and accurate in all material respects and that all information required to be disclosed in the periodic reports submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods and in the manner specified in the Securities and Exchange Commission’s rules and forms and that disclosure controls and procedures were effective to ensure that the information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial offer, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Also, we have an investment in five unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to these entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

Changes in Internal Controls Over Financial Reporting

No changes in internal control over financial reporting occurred during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not party to any material legal proceedings as of June 30, 2010.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1.A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2009 and in Item 1.A. to Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities and Repurchases of Securities

During the three months ended June 30, 2010, we did not sell any equity securities that are not registered under the Securities Act of 1933, as amended.

The following table provides information with respect to our Share Redemption Program for the three months ended June 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
April	374,990.38	$9.12	N/A	N/A
May	—	—	N/A	N/A
June	—	—	N/A	N/A
Total	374,990.38	$9.12	N/A	N/A

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

The registration statement relating to our follow-on public offering (No. 333-152653) was declared effective on January 30, 2009. CNL Securities Corp. is the Dealer Manager of our follow-on offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through June 30, 2010, we had accepted subscriptions from 19,546 investors, issued 72,998,556 common shares and received $728,540,691 in gross offering proceeds pursuant to our public offering after payment of $11,051,000 in acquisition fees and related expenses, payment of approximately $37,488,000 in selling commissions, $14,056,000 in dealer manager fees, $5,682,000 in marketing support fees and payment of approximately $10,348,000 in organization and offering expenses, as of June 30, 2010, we had raised aggregate net offering proceeds of approximately $649,916,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Shareholders’ Agreement by and among Goodman Europe Development Trust, RT Princeton CE Holdings, LLC and Goodman Princeton Holdings (LUX) S.À R.L., dated June 10, 2010, filed herewith.

10.2	Shareholders’ Agreement by and among Goodman Jersey Holdings Trust, RT Princeton UK Holdings, LLC and Goodman Princeton Holdings (Jersey) Limited, dated June 10, 2010, filed herewith.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CB RICHARD ELLIS REALTY TRUST

Date: August 13, 2010	/S/ JACK A. CUNEO
Jack A. Cuneo
President and Chief Executive Officer

Date: August 13, 2010	/S/ LAURIE E. ROMANAK
Laurie E. Romanak
Chief Financial Officer