Form 10-Q
period 2010-09-30
CB RICHARD ELLIS REALTY TRUST
filed 2010-11-12
CIK 1297587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s common shares, $0.01 par value, was 159,729,999 as of November 5, 2010.

CB RICHARD ELLIS REALTY TRUST

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Balance Sheets

as of September 30, 2010 and December 31, 2009 (unaudited)

(In Thousands, Except Share Data)

	September 30, 2010	December 31, 2009
ASSETS
Investments in Real Estate:
Land	$167,117	$140,892
Site Improvements	47,673	45,859
Buildings and Improvements	586,260	456,285
Tenant Improvements	37,363	28,095

	838,413	671,131
Less: Accumulated Depreciation and Amortization	(45,035)	(31,558)

Net Investments in Real Estate	793,378	639,573
Investments in Unconsolidated Entities	323,467	214,097
Cash and Cash Equivalents	294,350	112,631
Restricted Cash	2,490	1,923
Accounts and Other Receivables, Net of Allowance of $347 and $183, respectively	3,950	4,246
Deferred Rent, Net of Allowance of $228 and $0, respectively	6,618	3,570
Acquired Above-Market Leases, Net of Accumulated Amortization of $8,195 and $5,886, respectively	18,922	17,996
Acquired In-Place Lease Value, Net of Accumulated Amortization of $33,170 and $25,566, respectively	81,340	61,375
Deferred Financing Costs, Net of Accumulated Amortization of $2,177 and $1,380, respectively	5,082	2,342
Lease Commissions, Net of Accumulated Amortization of $434 and $263, respectively	1,581	889
Other Assets	4,174	377

Total Assets	$1,535,352	$1,059,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Notes Payable, Less Discount of $3,931 and $4,615, Plus Premium of $4,311 and $0, respectively	$261,058	$203,451
Note Payable at Fair Value	8,825	8,974
Loan Payable	25,000	—
Security Deposits	1,666	593
Accounts Payable and Accrued Expenses	13,643	11,000
Accrued Offering Costs Payable to Related Parties	2,103	1,114
Acquired Below-Market Leases, Net of Accumulated Amortization of $8,824 and $6,687, respectively	14,689	14,108
Property Management Fee Payable to Related Party	132	106
Investment Management Fee Payable to Related Party	990	757
Distributions Payable	21,623	14,750
Interest Rate Swaps at Fair Value—Non-Qualifying Hedges	1,625	1,410
Interest Rate Swaps at Fair Value—Qualifying Hedges	2,083	293

Total Liabilities	353,437	256,556
COMMITMENTS AND CONTINGENCIES (NOTE 17)
NON-CONTROLLING INTEREST
Operating Partnership Units	2,464	2,464
SHAREHOLDERS’ EQUITY
Common Shares of Beneficial Interest, $0.01 par value, 990,000,000 shares authorized; 155,627,892 and 106,465,683 issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	1,557	1,065
Additional Paid-in-Capital	1,372,485	933,088
Accumulated Deficit	(184,844)	(121,832)
Accumulated Other Comprehensive Loss	(9,747)	(12,322)

Total Shareholders’ Equity	1,179,451	799,999

Total Liabilities and Shareholders’ Equity	$1,535,352	$1,059,019

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

(In Thousands, Except Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES
Rental	$16,893	$13,278	$46,529	$33,467
Tenant Reimbursements	3,211	2,273	8,947	6,257

Total Revenues	20,104	15,551	55,476	39,724

EXPENSES
Operating and Maintenance	2,144	1,246	5,130	3,618
Property Taxes	2,664	2,093	7,836	5,457
Interest	3,898	2,775	10,232	8,220
General and Administrative	1,566	982	4,243	2,910
Property Management Fee to Related Party	266	205	607	459
Investment Management Fee to Related Party	2,933	2,098	8,050	5,584
Acquisition Expenses	2,195	2,536	7,414	3,534
Depreciation and Amortization	7,941	6,501	21,902	18,371

Total Expenses	23,607	18,436	65,414	48,153

OTHER INCOME AND EXPENSES
Interest and Other Income	245	77	931	338
Net Settlement Payments on Interest Rate Swaps	(568)	(203)	(1,012)	(436)
Gain (Loss) on Interest Rate Swaps and Cap	263	(338)	(239)	19
Loss on Note Payable at Fair Value	(21)	(109)	(98)	(802)
Loss on Early Extinguishment of Debt	—	—	(72)	—

Total Other Income and (Expenses)	(81)	(573)	(490)	(881)

LOSS BEFORE PROVISION FOR INCOME TAXES AND EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED ENTITIES	(3,584)	(3,458)	(10,428)	(9,310)
PROVISION FOR INCOME TAXES	(163)	(44)	(248)	(131)
EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED ENTITIES	2,539	74	5,385	(1,775)

NET LOSS	(1,208)	(3,428)	(5,291)	(11,216)

Net Loss Attributable to Non-Controlling Operating Partnership Units	2	16	9	36

NET LOSS ATTRIBUTABLE TO CB RICHARD ELLIS REALTY TRUST SHAREHOLDERS	$(1,206)	$(3,412)	$(5,282)	$(11,180)

Basic and Diluted Net Loss Per Share—Attributable to CB Richard Ellis Realty Trust Shareholders	$(0.01)	$(0.04)	$(0.04)	$(0.15)

Weighted Average Common Shares Outstanding—Basic and Diluted	144,158,081	85,102,829	128,405,833	75,649,787

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2010 and 2009 (unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,290)	$(11,216)
Adjustments to Reconcile Net Loss to Net Cash Flows Provided by Operating Activities:
Equity in (Income) Loss of Unconsolidated Entities	(5,385)	1,775
Distributions from Unconsolidated Entities	13,954	8,019
Loss on Interest Rate Swaps and Cap	239	19
Loss on Note Payable at Fair Value	98	802
Loss on Early Extinguishment of Debt	53	—
Gain on Transfer of Real Estate	(154)	—
Depreciation and Amortization of Building and Improvements	13,756	10,606
Amortization of Deferred Financing Costs	744	457
Amortization of Acquired In-Place Lease Value	7,975	7,651
Amortization of Above and Below Market Leases	171	366
Amortization of Lease Commissions	172	115
Amortization of Discount and Premium on Notes Payable	657	567
Share Based Compensation	240	—
Changes in Assets and Liabilities:
Accounts and Other Receivables	296	525
Deferred Rent	(3,048)	(784)
Other Assets	(797)	379
Accounts Payable and Accrued Expenses	2,665	2,662
Investment and Property Management Fees Payable to Related Party	259	92

Net Cash Flows Provided By Operating Activities	26,605	21,997

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of Real Estate Property	(165,775)	(123,952)
Investments in Unconsolidated Entities	(76,119)	(40,376)
Distributions from Unconsolidated Entities	5,783	325
Purchase Deposits	(3,000)	(1,647)
Restricted Cash	(567)	(803)
Lease Commissions	(864)	(103)
Improvements to Investments in Real Estate	(1,671)	(381)

Net Cash Flows Used in Investing Activities	(242,213)	(166,937)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Common Shares—Public Offering	481	278
Proceeds from Additional Paid-in-Capital—Public Offering	468,681	272,569
Redemption of Common Shares	(11,093)	(12,264)
Payment of Offering Costs	(39,357)	(30,244)
Payment of Distributions	(28,951)	(17,890)
Distribution to Non-Controlling Interest	(111)	(111)
Proceeds from Notes Payable	—	22,660
Borrowing on Loan Payable	25,000	—
Principal Payments on Notes Payable	(15,003)	(3,275)
Deferred Financing Costs	(3,557)	(618)
Security Deposits	1,072	35

Net Cash Flows Provided by Financing Activities	397,162	231,140

EFFECT OF FOREIGN CURRENCY TRANSLATION	165	130

Net Increase in Cash and Cash Equivalents	181,719	86,330
Cash and Cash Equivalents, Beginning of the Period	112,631	30,330

Cash and Cash Equivalents, End of the Period	$294,350	$116,660

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for Interest	$8,489	$7,287
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distributions Declared and Payable	$21,623	$12,767
Proceeds from Dividend Reinvestment Program	$21,905	$12,346
Duke joint venture Contribution/Distribution—Anson Expansion	$5,840	$—
Deconsolidation of Real Estate Transferred to Duke joint venture	$(41,888)	$—
Notes Payable Assumed on Acquisitions of Real Estate	$69,201	$12,522
Increase in Investment in Duke joint venture from Transfer of Consolidated Real Estate	$42,042	$—
Share Awards Increase in APIC	$240	$—

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Shareholders’ Equity and Non-Controlling Interest

For the Nine Months Ended September 30, 2010 and 2009 (unaudited)

(In Thousands, Except Share Data)

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity	Temporary Equity Non-Controlling Interest Operating Partnership Units	Total Shareholder’s And Temporary Equity
	Shares	Amount
Balance at January 1, 2010	106,465,683	$1,065	$933,088	$(121,832)	$12,322	$799,999	$2,464	$802,463
Net Loss	—	—	—	(5,282)	—	(5,282)	(9)	(5,291)
Foreign Currency Translation Gain	—	—	—	—	4,362	4,362	6	4,368
Swaps Fair Value Adjustment	—	—	—	—	(1,787)	(1,787)	(4)	(1,791)

Total Comprehensive (Loss) Income	—	—	—	(5,282)	2,575	(2,707)	(7)	(2,714)

Net Contributions From Public Offering of Common Shares, $0.01 Par Value	50,360,076	504	490,681	—	—	491,185	—	491,185
Trustee Common Shares	24,000		240	—	—	240	—	240
Costs Associated with Public Offering	—	—	(40,325)	—	—	(40,325)	—	(40,325)
Redemption of Common Shares	(1,221,867)	(12)	(11,081)	—	—	(11,093)	—	(11,093)
Adjustment to Record Non-Controlling Interest at Redemption Value	—	—	(118)	—	—	(118)	118	—
Distributions	—	—	—	(57,730)	—	(57,730)	(111)	(57,841)

Balance at September 30, 2010	155,627,892	$1,557	$1,372,485	$(184,844)	$(9,747)	$1,179,451	$2,464	$1,181,915

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Permanent Shareholders’ Equity	Temporary Equity Non-controlling Interest Operating Partnership Units	Total Shareholder’s And Temporary Equity
	Shares	Amount
Balance at January 1, 2009	64,490,068	$645	$560,110	$(54,221)	$(19,327)	$487,207	$2,464	$489,671
Net Loss		—	—	(11,180)	—	(11,180)	(36)	(11,216)
Foreign Currency Translation Gain	—	—	—	—	7,085	7,085	24	7,109
Swaps Fair Value Adjustment	—	—	—	—	(321)	(321)	(1)	(322)

Total Comprehensive (Loss) Income	—	—	—	(11,180)	6,764	(4,416)	(13)	(4,429)

Net Contributions From Public Offering of Common Shares, $0.01 Par Value	29,046,567	290	284,903	—	—	285,193	—	285,193
Costs Associated with Public Offering	—	—	(27,727)	—	—	(27,727)	—	(27,727)
Redemption of Common Shares	(1,379,553)	(14)	(12,250)	—	—	(12,264)	—	(12,264)
Adjustment to Record Non-controlling Interest at Redemption Value	—	—	(124)	—	—	(124)	124	—
Distributions	—	—	—	(34,013)	—	(34,013)	(111)	(34,124)

Balance at September 30, 2009	92,157,082	$921	$804,912	$(99,414)	$(12,563)	$693,856	$2,464	$696,320

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

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

The registration statement relating to our follow-on public offering was declared effective by the SEC on January 30, 2009. CNL Securities Corp. is the dealer manager (the “Dealer Manager”) of this offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through September 30, 2010, the Company received gross offering proceeds of approximately $915,992,387 from the sale of 91,787,884 shares.

The Company operates in an umbrella partnership REIT structure in which its majority-owned subsidiary, CBRE OP, owns, directly or indirectly, substantially all of the properties acquired on behalf of the Company. As of September 30, 2010, the Company, as the sole general partner of CBRE OP, owned approximately 99.84% of the common partnership units therein. REIT Holdings, an affiliate of the Investment Advisor, holds the remaining interest through 246,361 limited partnership units representing approximately a 0.16% ownership interest in the total limited partnership units. In exchange for services provided to the Company relating to its formation and future services, REIT Holdings also owns a Class B limited partnership interest (“Class B interest”). The Investment Advisor is affiliated with the Company in that the two entities have common officers and trustees, some of whom also own equity interests in the Investment Advisor and the Company. All business activities of the Company are managed by the Investment Advisor.

Unless the context otherwise requires or indicates, references to “CBRE REIT,” “we,” “the Company” “our,” and “us” refer to the activities of and the assets and liabilities of the business and operations of CB Richard Ellis Realty Trust and its subsidiaries.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

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

In the opinion of management, all adjustments of a normal recurring nature considered necessary in all material respects to present fairly our financial position, results of our operations and cash flows as of and for the three and nine months ended September 30, 2010 have been made. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results of operations to be expected for the entire year. We have evaluated subsequent events for recognition or disclosure through November 12, 2010, which was the date we filed this Form 10-Q with the SEC.

Principles of Consolidation

Because we are the sole general partner and majority owner of CBRE OP and have majority control over their management and major operating decisions, the accounts of CBRE OP are consolidated in our financial statements. The interests of REIT Holdings are reflected in non-controlling interest in the accompanying consolidated financial statements. All significant inter-company accounts and transactions are eliminated in consolidation. CB Richard Ellis Investors, LLC (“CBRE Investors”), an affiliate of the Investment Advisor, also owns an interest in us through its ownership of 243,229 common shares of beneficial interest at September 30, 2010 and December 31, 2009.

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

With respect to our majority limited membership interest in the Duke/Hulfish, LLC joint venture (the “Duke joint venture”), the Afton Ridge Joint Venture, LLC (“Afton Ridge”), the Goodman Princeton Holdings (Jersey) Limited joint venture (the “UK JV”) and the Goodman Princeton Holdings (LUX) SARL joint venture (the “European JV”), we considered Financial Accounting Standard Board (“FASB”) the Accounting Standard Codification Topic “Consolidation” (“FASB ASC 810”) in determining that we did not have control over the financial and operating decisions of such entities due to the existence of substantive participating rights held by the minority limited members who are also the managing members of the Duke joint venture and Afton Ridge, and the investment advisors/managers of the UK JV and the European JV, respectively.

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

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

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

Cash Equivalents

We consider short-term investments with maturities of three months or less when purchased to be cash equivalents. As of September 30, 2010 and December 31, 2009, cash equivalents consisted primarily of investments in money market funds.

Restricted Cash

Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of September 30, 2010 and December 31, 2009, our restricted cash balance was $2,490,000 and $1,923,000, respectively, which represents amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by our agreements with our lenders.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

As of September 30, 2010 and December 31, 2009, we did not have any properties held for sale.

Accounting for Derivative Financial Instruments and Hedging Activities

All of our derivative instruments are carried at fair value on the balance sheet. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. We periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income (loss) within equity. Calculation of a fair value of derivative instruments also requires management to use estimates. Amounts will be reclassified from other comprehensive income (loss) to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. The changes in fair value hedges are accounted for by recording the fair value of the derivative instruments on the balance sheet as either assets or liabilities, with the corresponding amount recorded in current period earnings. We have certain interest rate swap derivatives that are designated as qualifying cash flow hedges and follow the accounting treatment discussed above. We also have certain interest rate swap derivatives that do not qualify for hedge accounting, and accordingly, changes in fair values are recognized in current earnings.

We disclose the fair values of derivative instruments and their gains and losses in a tabular format. We also provide more information about our liquidity by disclosing derivative features that are credit risk-related. Finally, we cross-reference within these footnotes to enable financial statement users to locate important information about derivative instruments (see Note 14 “Derivative Instruments” and Note 16 “Fair Value of Financial Instruments and Investments” for a further discussion of our derivative financial instruments).

Investments in Real Estate

Our investments in real estate are stated at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Buildings and Improvements	39 years
Site Improvements	15 and 25 years
Tenant Improvements	Shorter of the useful lives or the terms of the related leases

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred. As of September 30, 2010 and December 31, 2009, we owned, on a consolidated basis, 63 and 60 real estate investments, respectively.

On March 31, 2010, we completed the transfer of our wholly-owned Miramar I & II properties into the Duke joint venture.

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

On September 28, 2010, we acquired 100 Tice Blvd., a single tenant corporate headquarters office building located in Woodcliff Lake, NJ, a suburb in the New York Metropolitan area. The purchase price was $67,600,000.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

We adopted the provisions of Accounting Standard Codification Topic “Business Combinations” (“FASB ASC 805”) which required us to expense the related costs of acquisitions made during the years following December 31, 2008. The adoption of the provisions of FASB ASC 805 affects our consolidated financial statements, results of operations and cash flows from operations. We expensed $2,195,000 and $2,536,000, $7,414,000 and $3,534,000 of acquisition costs during the three and nine months ended September 30, 2010 and 2009, respectively.

Other Assets

Other assets include the following as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Purchase deposits	$3,000	$—
Prepaid insurance	642	260
Prepaid real estate taxes	95	76
Interest rate cap at fair value	—	1
Other	437	40

Total	$4,174	$377

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

Non-Controlling Interest

We owned a 99.84%, 99.77%, and 99.73% partnership interest in CBRE OP as of September 30, 2010, December 31, 2009 and September 30, 2009, respectively. The remaining 0.16%, 0.23% and 0.27% partnership interest as of September 30, 2010, December 31, 2009 and September 30, 2009, respectively, was owned by REIT Holdings in the form of 246,361 non-controlling limited partnership units which were exchangeable on a one for one basis for common shares of CBRE REIT, with an estimated aggregate redemption value of $2,464,000.

Impairment of Long-Lived Assets

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. In spite of intensive leasing efforts and preliminary interest exhibited by a variety of tenants since our acquisition in 2008, the Kings Mountain III property remains vacant. Due to the challenging economic environment, we recognized an impairment of our consolidated investment in Kings Mountain III in the amount of $9,160,000 during the year ended December 31, 2009 which reduced our carrying value of the property to $15,300,000. Based on the adjusted basis in the Kings Mountain III property no further impairment was recognized during the three and nine months ended September 30, 2010. No impairment of consolidated investments was recognized during the three and nine months ended September 30, 2010 and 2009.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

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

The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is the basis for the purchase consideration allocated to land (or acquired ground lease if the land is subject to a ground lease), site improvements, building and tenant improvements based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs.

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

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable period ended December 31, 2004. To qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) adjusted taxable income, as defined in the Code, to our shareholders and satisfy certain other organizational and operating requirements. We generally will not be subject to U.S. federal income taxes if we distribute 100% of our taxable income for each year to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. Even if we qualify for

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to U.S. federal income taxes and excise taxes on our undistributed taxable income. Except as discussed below, we believe that we have met all of the REIT distribution and technical requirements for the nine months ended September 30, 2010 and the year ended December 31, 2009. Management intends to continue to adhere to these requirements and maintain our REIT qualification.

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

Revenue Recognition and Valuation of Receivables

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $6,535,000 and $6,785,000 as security for such leases at September 30, 2010 and December 31, 2009, respectively.

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

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $575,000 and $183,000 as of September 30, 2010 and December 31, 2009, respectively. During the nine months ended September 30, 2010, we wrote off $310,000 of the uncollectible rent receivables for the tenant Randal C. Espey at the Deerfield Commons I property, tenants Cell Arch Technologies, Inc. and Keogh Consulting, Inc. at the Lakeside Office Center, and the tenant Romeo Rim, Inc. at the Cherokee Corporate Park. $702,000 of

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

allowance for doubtful accounts was recognized during the nine months ended September 30, 2010. In addition, the unamortized tangible and intangible asset balances totaling $27,000 were also written off during the nine months ended September 30, 2010, of which ($10,000), $5,000, $8,000 and $24,000 are related to above/below market leases, lease commissions, tenant improvements and in place lease value, respectively.

Offering Costs

Offering costs totaling $40,325,000 and $27,727,000 were incurred during the nine months ended September 30, 2010 and 2009, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Offering costs incurred through September 30, 2010 totaled $132,826,000. Of the total amount, $119,579,000 was incurred to CNL Securities Corp., as Dealer Manager; $3,969,000 was incurred to CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor; $488,000 was incurred to the Investment Advisor for reimbursable marketing costs and $8,790,000 was incurred to other service providers. Each party will be paid the amount incurred from proceeds of the public offering. As of September 30, 2010 and December 31, 2009, the accrued offering costs payable to related parties included in our consolidated balance sheets were $2,103,000 and $1,114,000, respectively. Offering costs payable to unrelated parties of $60,000 and $83,000 at September 30, 2010 and December 31, 2009, respectively, were included in accounts payable and accrued expenses.

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

The carrying value of our United Kingdom assets and liabilities fluctuate due to changes in the exchange rate between the USD and the GBP. The exchange rate of the USD to the GBP was $1.5706 and $1.6156 at September 30, 2010 and December 31, 2009, respectively.

The profit and loss weighted average exchange rate of the USD to the GBP was approximately $1.5325 and $1.6484, and $1.5362 and $1.5294, respectively, for the three and nine months ended September 30, 2010 and 2009.

The carrying value of our European assets and liabilities fluctuate due to changes in the exchange rate between the USD and the EUR. The exchange rate of the USD to the EUR was $1.3633 at September 30, 2010. We acquired our first property in Europe on June 10, 2010.

The profit and loss weighted average exchange rate of the USD to the EUR was approximately $1.2642 for the three months ended September 30, 2010 and $1.2555 for the period from June 10, 2010 through September 30, 2010.

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

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

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

Earnings Per Share Attributable to CB Richard Ellis Realty Trust Shareholders

Basic net income (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding during each period. The computation of diluted net income (loss) further assumes the dilutive effect of stock options, stock warrants and contingently issuable shares, if any. No stock options, stock warrants or contingently issuable shares have been issued since the inception of the REIT and through September 30, 2010 that are not fully vested. As a result, there is no difference in basic and diluted shares.

Fair Value of Financial Instruments and Investments

We elected to apply the fair value option for one of our eligible mortgage notes payable that was newly issued debt during the year ended December 31, 2008. The measurement of the elected mortgage note payable at its fair value and its impact on the statement of operations is described in Note 15 “Fair Value Option-Note Payable” and Note 16 “Fair Value of Financial Instruments and Investments.”

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

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

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

With respect to the limited partnership units, FASB ASC 480-10-S99-3A requires non-controlling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer to be further evaluated under the Codification Sub-Topic “Derivatives and Hedging—Conditions Necessary for Equity Classification” (“FASB ASC 815-40-25-10”) (Paragraphs 815-40-25-39 through 815-40-25-42) to determine whether permanent equity or temporary equity classification on the balance sheet is appropriate. Since the operating partnership units contain such a provision, the Company evaluated this guidance and determined that the operating partnership units do not meet the requirements to qualify for equity presentation. As a result, upon the adoption of FASB ASC 810 and the related revisions to FASB ASC 480-10-S99-3A, the operating partnership units are presented in the temporary equity section of the consolidated balance sheets and reported at the higher of their proportionate share of the net assets of CBRE OP or fair value, with period to period changes in value reported as an adjustment to shareholder’s equity. Under the terms of the Second Amended Partnership Agreement the fair value of the operating partnership units is determined as an amount equal to the redemption value as defined therein.

Subsequent Events

Effective for the second quarter of 2009, we adopted the provisions of FASB ASC 855-10—Subsequent Events (“FASB ASC 855-10”), as amended by Accounting Standard Update (“ASU”) 2010-09. ASC 855-10 establishes principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. The adoption of ASC 855-10 did not have a material impact on our financial statements.

In preparing our accompanying financial statements, management has evaluated subsequent events through the financial statement issuance date.

Adoption of Accounting Standards

Consolidations

In December 2009, FASB issued ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” which incorporates Statement of Financial Accounting Standards (SFAS) No. 167, “Amendments to FASB Interpretation No. 46(R),” issued by the FASB in June 2009. The amendments in ASU 2009–17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact such entity’s economic performance and (i) the obligation to absorb losses of such entity or (ii) the right to receive benefits from such entity. ASU 2009-17 also requires additional disclosures about a reporting entity’s involvement in VIEs, which enhances the information provided to users of financial statements. We adopted ASU 2009-17 effective January 1, 2010. As a result of the fact that we have no variable interests in VIEs, the adoption of ASU 2009-17 did not have a material impact on our consolidated financial statements.

Fair Value Measurements and Disclosures

In January 2010, the FASB issued ASU 2010-06 Fair Value Measurements and Disclosures. ASU 2010-06 clarifies disclosure requirements relating to the level of disaggregation of disclosures relating to classes of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value estimates for Level 2 or Level 3 assets and liabilities. These requirements of ASU 2010-06 are effective for interim and annual disclosures for interim and annual

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

reporting periods beginning after December 15, 2009. The adoption of these requirements of the ASU did not have a material impact on our consolidated financial statements.

New Accounting Standards

ASU 2010-06 also requires additional disclosures regarding the transfers of classifications among the fair value classification levels as well as the reasons for those changes and a separate presentation of purchases, sales, issuances and settlements in the presentation of the roll-forward of Level 3 assets and liabilities. Those disclosures are effective for interim and annual reporting periods for fiscal years beginning after December 15, 2010. The adoption of this portion of ASU 2010-06 is not expected to have a material impact on our consolidated financial statements.

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

Acquisition related expenses of $2,144,000 and $5,720,000 associated with the acquisition of consolidated real estate were expensed during the three and nine months ended September 30, 2010. The purchase allocation to the assets and liabilities of 100 Tice Blvd. are preliminary and subject to revision based on the finalization of the valuations of the assets and liabilities acquired.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for the above noted acquisitions during the nine months ended September 30, 2010 (in thousands):

Property	Land	Site Improvements	Building Improvements	Tenant Improvements	Acquired In- Place Lease Value	Above Market Lease Value	Below Market Lease Value	Premium on Notes	Purchase Price	Notes Payable Assumed	Net Assets Acquired
5160 Hacienda Drive	$8,100	$740	$20,776	$1,693	$5,600	$1,591	$—	$—	$38,500	$—	$38,500
10450 Pacific Center Court	5,000	724	20,410	1,061	3,848	1,707	—	—	32,750	—	32,750
225 Summit Avenue	7,100	978	25,460	2,240	6,730	—	(1,908)	—	40,600	—	40,600
One Wayside Road	7,500	517	37,870	2,442	8,302	351	(855)	(602)	55,525	(26,766)	28,759
100 Tice Blvd.	7,300	1,066	47,356	2,269	11,436	1,909	—	(3,736)	67,600	(42,435)	25,165

	$35,000	$4,025	$151,872	$9,705	$35,916	$5,558	$(2,763)	$(4,338)	$234,975	$(69,201)	$165,774

Building Improvements are depreciated over 39 years; Site Improvements are depreciated over 15 and 25 years; Tenant Improvements, Acquired In-Place Lease Value, Above Market Lease Value and Below Market Lease Value are amortized over the remaining lease terms at the time of acquisition.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

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

The contribution resulted in the deconsolidation of the Miramar I and Miramar II properties from our balance sheet on March 31, 2010 based on the contribution from consolidated subsidiaries to an unconsolidated investee entity, the Duke joint venture. As a result of the contribution, our investment in the Duke joint venture increased by $42,378,000 (inclusive of proration credits of $281,000 transferred to the Duke joint venture). We recorded a gain on the contribution of $154,000. Included in operations for the three months ended March 31, 2010, were revenues of $1,348,000 and operating expenses of $817,000. There were no comparable amounts of operations during the nine months ended September 30, 2010 as the two contributed properties were not acquired until December 31, 2009.

Unaudited pro forma results, assuming the above noted acquisitions had occurred as of January 1, 2010 and January 1, 2009, for the purpose of the 2010 and 2009 pro forma disclosures, respectively, are presented below. (in thousands except share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$21,735	$22,749	$67,639	$65,502
Operating Loss	(3,399)	(6,523)	(6,947)	(6,646)
Net Loss	(1,103)	(7,034)	(2,297)	(9,399)
Basic and Diluted Loss Per Share	$(0.01)	$(0.08)	$(0.02)	$(0.12)
Weighted Average Shares Outstanding for Basic and Diluted Loss	144,158,081	85,102,829	128,405,833	75,649,787

4. Investments in Unconsolidated Entities

Investments in unconsolidated entities at September 30, 2010 and December 31, 2009 consist of the following (in thousands):

	September 30, 2010	December 31, 2009
CBRE Strategic Partners Asia	$5,742	$8,142
Duke Joint Venture	238,577	185,088
Afton Ridge Joint Venture	19,742	20,867
UK JV	28,614	—
European JV	30,792	—

	$323,467	$214,097

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

The following is a summary of the investments in unconsolidated entities for the nine months ended September 30, 2010 and for the year ended December 31, 2009 (in thousands):

	For the Nine Months Ended September 30, 2010	For the Year Ended December 31, 2009
Investment Balance, January 1	$214,097	$131,703
Contributions	124,337	91,536
REIT Basis Adjustments	(613)	43
Company’s Equity in Net Income (including adjustments for basis differences)	5,385	2,743
Other Comprehensive Income (Loss) of Unconsolidated Entities	5,839	(142)
Distributions	(25,578)	(11,786)

Investment Balance, End of Period	$323,467	$214,097

CBRE Strategic Partners Asia

We have agreed to a capital commitment of $20,000,000 in CBRE Strategic Partners Asia, which extends for 36 months (to January 31, 2011) after the close of the final capital commitment. The investment commitment period was extended in January 2010 for a one year period from January 31, 2010 through January 31, 2011. As of September 30, 2010, we have contributed $12,605,000 of our capital commitment which was funded using net proceeds from our public offerings. CBRE Investors, our sponsor, formed CBRE Strategic Partners Asia to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in Asia, including China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. The initial closing date of CBRE Strategic Partners Asia was in July 2007, with additional commitments being accepted through January 2008. CBRE Strategic Partners Asia closed on January 31, 2008, with aggregate capital commitments of $394,200,000. CBRE Strategic Partners Asia has an eight year term, which may be extended for up to two one-year periods with the approval of two-thirds of the limited partners.

As of September 30, 2010, CBRE Strategic Partners Asia, with its parallel fund, CB Richard Ellis Strategic Partners Asia II, L.P., had aggregate investor commitments of approximately $394,200,000 from institutional investors including CBRE Investors. We own an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. As of September 30, 2010, CBRE Strategic Partners Asia had acquired ownership interests in 10 properties, five in China and five in Japan and had sold two properties in China; one residential property and one mixed – use property. Our capital commitment is currently being pledged as collateral for borrowings of CBRE Strategic Partners Asia of which our pro-rata portion of such borrowing was approximately $2,308,000 and $5,208,000, based on our 5.07% ownership interest at September 30, 2010 and December 31, 2009, respectively.

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

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

applied by CBRE Strategic Partners Asia under the investment company guide, is retained in the recognition of equity method earnings in the statement of operations of the Company. See Note 16 “Fair Value of Financial Instruments and Investments” for further discussion of the application of the fair value accounting to our investment in CBRE Strategic Partners Asia.

Consolidated Balance Sheets of CBRE Strategic Partners Asia as of September 30, 2010 (unaudited) and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Assets
Real Estate	$205,455	$332,712
Other Assets	12,587	11,224

Total Assets	$218,042	$343,936

Liabilities and Equity
Notes Payable	$42,211	$68,686
Loan Payable	45,515	102,716
Other Liabilities	14,926	10,509

Total Liabilities	102,652	181,911

Company’s Equity	5,742	8,142
Other Investors’ Equity	109,648	153,883

Total Liabilities and Equity	$218,042	$343,936

Consolidated Statements of Operations of CBRE Strategic Partners Asia for the three and nine months ended September 30, 2010 and 2009 (unaudited) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total Revenues and Appreciation (Depreciation)	$2,699	$159	$8,696	$12,454
Total Expenses	6,412	10,445	14,943	70,610

Net Loss	(3,713)	(10,286)	(6,247)	(58,156)

Company’s Equity in Net Loss	$(198)	$(531)	$(346)	$(2,980)

Duke Joint Venture

On May 5, 2008, we entered into a contribution agreement with Duke Realty Limited Partnership (“Duke”), a subsidiary of Duke Realty Corporation (NYSE: DRE), to form the Duke joint venture to acquire $248,900,500 in industrial real property assets (the “Industrial Portfolio”). The Industrial Portfolio consists of nine bulk industrial built-to-suit, fully leased properties. On September 12, 2008, we entered into an amendment to the contribution agreement to acquire a fully leased office building for $37,111,000 and to increase and revise the total purchase commitment to $282,400,000. We own an 80% interest and Duke owns a 20% interest in the Duke joint venture.

On June 12, 2008, September 30, 2008 and December 10, 2009, the Duke joint venture acquired fee interests in seven properties pursuant to the contribution agreement. All of the properties acquired were new built-to-suit, 100% leased, single-tenant buildings that did not have an operating history. The Duke joint venture obtained financing from 40/86 Mortgage Capital, Inc. for each of the seven properties. The financings, totaling $150,000,000, carry an interest rate of 5.58%, a term of five years and are cross-collateralized among the properties. The seven buildings were completed in 2008.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

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

On August 24, 2010, the Duke joint venture closed on the acquisition of additional land and entered into a construction agreement and lease amendments (collectively, the “Expansion Agreements”) to expand the AllPoints at Anson Bldg. 1 property, a warehouse/distribution center located in Whitestown, IN, a suburb of Indianapolis. The existing property is 100% leased to a subsidiary of Amazon.com through July 2018. Pursuant to the Expansion Agreements, AllPoints at Anson Bldg. 1 (i) will be expanded from the current 630,573 square feet to approximately 1,036,573 square feet and (ii) will remain 100% leased to a subsidiary of Amazon.com, which lease will be extended through April 2021. The total cost of the expansion is anticipated to be approximately $16,900,000 to the Duke joint venture. As of September 30, 2010, the Duke joint venture had incurred land acquisition and construction costs totaling approximately $6,645,000. We own an 80% interest in the Duke joint venture and we expect to make cash contributions of approximately $13,541,000 to the Duke joint venture over the construction period in connection with the Expansion Agreements. We will pay a construction supervision fee of $203,000 to our Investment Advisor in connection with the Expansion Agreements.

As of September 30, 2010, the Duke joint venture has purchased approximately $465,766,000 of assets, exclusive of acquisition fees and closing costs, and holds interests in 17 properties, nine located in Florida, three located in North Carolina, two located in Indiana, two located in Texas, two located in Arizona and one in each of Ohio and Tennessee.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

The following table provides further detailed information concerning the properties held in the Duke joint venture at September 30, 2010:

Property and Market	Property Type	Net Rentable Square Feet	Tenant	Lease Expiration	Approximate Purchase Price(1)	Pro Rata Share of Approximate Purchase Price(2)	Approximate Debt Financing	Acquisition Fee(3)
Buckeye Logistics Center / Phoenix, AZ	Warehouse/ Distribution	604,678	Amazon.com(4)	06/2018	$43,601,000	$34,880,800	$20,000,000	$349,000

201 Sunridge Blvd. / Dallas, TX	Warehouse/ Distribution	822,550	Unilever(5)	09/2018	31,626,000	25,300,800	19,400,000	253,000

12200 President’s Court / Jacksonville, FL	Warehouse/ Distribution	772,210	Unilever(5)	09/2018	36,956,000	29,564,800	21,600,000	296,000

AllPoints at Anson Bldg. 1 / Indianapolis, IN(8)	Warehouse/ Distribution	630,573	Amazon.com(4)	07/2018	33,401,000	26,720,800	17,000,000	267,000

Aspen Corporate Center 500 / Nashville, TN	Office	180,147	Verizon Wireless(6)	10/2018	37,111,000	29,688,800	21,200,000	297,000

125 Enterprise Parkway / Columbus, OH	Warehouse/ Distribution	1,142,400	Kellogg’s	03/2019	47,905,000	38,324,000	26,800,000	383,000

AllPoints Midwest Bldg. 1 / Indianapolis, IN	Warehouse/ Distribution	1,200,420	Prime Distribution	05/2019	51,800,000	41,440,000	24,000,000	414,000

22535 Colonial Pkwy. / Houston, TX	Office	89,750	Det Norske Veritas	06/2019	14,700,000	11,760,000	—	176,000

Celebration Office Center III / Orlando, FL	Office	100,924	Disney Vacation Development	04/2016	17,050,000	13,640,000	—	205,000

Fairfield Distribution Ctr. IX / Tampa, FL	Warehouse/ Distribution	136,212	Iron Mountain	08/2025	9,300,000	7,440,000	—	112,000

Northpoint III / Orlando, FL	Office	108,499	Florida Power	10/2021	18,240,000	14,592,000	—	219,000

Goodyear Crossing Ind. Park II / Phoenix, AZ	Warehouse/ Distribution	820,384	Amazon.com(4)	09/2019	45,645,000	36,516,000	—	548,000

3900 N. Paramount Pkwy. / Raleigh, NC	Office	100,987	PPD Development	11/2023	13,970,000	11,176,000	—	168,000

3900 S. Paramount Pkwy. / Raleigh, NC	Office	119,170	PPD Development/ LSSI	11/2023 10/2012	16,319,000	13,055,200	—	196,000

1400 Perimeter Park Drive / Raleigh, NC	Office	44,916	PPD Development	11/2023	4,962,000	3,969,600	—	60,000

Miramar I/ Miami, FL(7)	Office	94,060	DeVry	11/2017	17,056,000	13,644,800	—	—

Miramar II/ Miami, FL(7)	Office	128,540	Royal Caribbean	05/2016	26,124,000	20,899,200	—	—

		7,096,420			$465,766,000	$372,612,800	$150,000,000	$3,943,000

(1)	Approximate total purchase price, exclusive of closing costs, paid by the Duke joint venture for each of these properties.

(2)	Pro rata share of approximate purchase price is at our pro rata share of effective ownership for each of these properties, which was funded using net proceeds from our public offerings.

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

(5)	Our tenant CONOPCO, Inc. is a wholly-owned subsidiary of Unilever United States, Inc., which is wholly-owned by Unilever N.V. and Unilever PLC, together Unilever.

(6)	Our tenant Cellco Partnership does business as Verizon Wireless.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

(7)	Consolidated properties acquired on December 31, 2009 and contributed to the Duke joint venture on March 31, 2010.

(8)	Excludes costs associated with the Expansion Agreements.

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

For a period of three years from the date of the operating agreement, the Duke joint venture will have the right of first offer to acquire additional newly developed bulk industrial built-to-suit properties from Duke if such properties satisfy certain specified conditions. We will retain the right to approve the acquisition and purchase price of each such property. The total amount of properties (inclusive of the Industrial Portfolio) that may be contributed to the Duke joint venture over this period may be up to $800,000,000. As of September 30, 2010, we have no further required capital commitments to fund the Duke joint venture, but may continue to participate in future available properties at our discretion.

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

Consolidated Balance Sheet of the Duke joint venture as of September 30, 2010 (unaudited) (in thousands):

	September 30, 2010	REIT Basis Adjustments(1)	Total
Assets
Real Estate Net	$399,175	$2,200	$401,375
Other Assets	58,277	—	58,277

Total Assets	$457,453	$2,200	$459,653

Liabilities and Equity
Notes Payable	$150,000	—	$150,000
Other Liabilities	11,982	—	11,982

Total Liabilities	161,982	—	161,982

Company’s Equity	236,377	2,200	238,577
Other Investor’s Equity	59,094	—	59,094

Total Liabilities and Equity	$457,453	$2,200	$459,653

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

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

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

Consolidated Statement of Operations of the Duke joint venture for the three and nine months ended September 30, 2010 and 2009 (unaudited) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total Revenues	$12,351	$7,572	$34,778	$20,602
Operating Expenses	2,902	1,506	7,984	3,983
Interest	2,145	2,144	6,433	6,432
Depreciation and Amortization	4,935	3,299	13,953	9,136

Net Income	$2,369	$623	$6,408	$1,051

Company’s Share in Net Income	$1,895	$623	$4,888	$1,051
Adjustments for Company Basis	(29)	(47)	(90)	(100)

Company’s Equity in Net Income	$1,866	$576	$4,798	$951

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

The purchase agreement with the seller contained a two year master lease agreement whereby rental revenues were guaranteed by the seller on the 9% unoccupied space at the date of the acquisition up to a maximum of $1,102,000. In addition, leasing commissions and

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

tenant improvement allowances were to be reimbursed under the purchase agreement up to $934,000 over the same two year period for leasing activities incurred by Afton Ridge to lease this unoccupied space. As of September 30, 2010, $795,000 in rental revenue guarantee payments and $623,000 in leasing commission and tenant reimbursement payments, respectively, have been received by Afton Ridge and treated as purchase price adjustments in the period when the contingency was resolved on the Afton Ridge standalone financial statements. Our pro rata share of such purchase price adjustments have been treated as a reduction of our investment in Afton Ridge.

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

Consolidated Balance Sheet of Afton Ridge as of September 30, 2010 (unaudited) (in thousands):

	September 30, 2010	REIT Basis Adjustments(1)	Total
Assets
Real Estate Net	$46,604	$608	$47,212
Other Assets	3,926	—	3,926

Total Assets	$50,530	$608	$51,138

Liabilities and Equity
Note Payable	$25,500	—	$25,500
Other Liabilities	3,771	—	3,771

Total Liabilities	29,271	—	29,271

Company’s Equity	19,134	608	19,742
Other Investor’s Equity	2,125	—	2,125

Total Liabilities and Equity	$50,530	$608	$51,138

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

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

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

Consolidated Statements of Operations of Afton Ridge for the three and nine months ended September 30, 2010 and 2009 (unaudited) (in thousands);

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total Revenues	$1,262	$1,285	$3,827	$3,840
Operating Expenses	329	307	979	946
Interest	376	376	1,128	1,128
Depreciation and Amortization	456	560	1,358	1,466

Net Income	$101	$42	$362	$300

Company’s Share in Net Income	$91	$37	$326	$270
Adjustments for Company Basis	(5)	(6)	(15)	(16)

Company’s Equity in Net Income	$86	$31	$311	$254

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

UK JV

The shareholders’ agreement pertaining to the UK JV is by and among RT Princeton UK Holdings, LLC (our wholly-owned subsidiary), Goodman Jersey Holding Trust and Goodman Princeton Holdings (Jersey) Limited, the UK JV, for the purpose of acquiring and holding, either directly or indirectly, up to £400,000,000 in logistics focused warehouse/distribution properties. On June 10, 2010, we initially funded the UK JV with capital contributions of $26,180,000. The UK JV has acquired an initial portfolio of two properties, as described further in the table below, which were previously owned by a subsidiary of Goodman and which were purchased by the UK JV simultaneously with the closing of the UK JV.

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

During the investment period, the UK JV has a right of first offer, with respect to certain logistics development or logistics investment assets considered for investment in the UK by Goodman or us. If a deadlock has arisen pertaining to a major decision regarding a specific property, either shareholder may exercise a buy-sell option in relation to the relevant property. After the initial investment period, either shareholder wishing to exit the UK JV may exercise a buy-sell option with respect to their entire interest in the UK JV.

The UK JV will pay certain fees to certain Goodman subsidiaries in connection with the services they provide to the UK JV, including but not limited to investment advisory, development management and property management services. Goodman may also be entitled to a promoted interest in the UK JV.

Consolidated Balance Sheet of UK JV as of September 30, 2010 (unaudited) (in thousands):

September 30, 2010
Assets
Real Estate Net	$34,976
Other Assets	1,714

Total Assets	$36,690

Liabilities and Equity
Other Liabilities	$923

Total Liabilities	923

Company’s Equity	28,614
Other Investor’s Equity	7,153

Total Liabilities and Equity	$36,690

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

Consolidated Statements of Operations of UK JV for the three months ended September 30, 2010 and for the period June 10, 2010 through September 30, 2010 (unaudited) (in thousands); there were no activities for the three and nine months ended September 30, 2009:

	Three Months Ended September 30, 2010	For the Period June 10, 2010 Through September 30, 2010
Total Revenues	$779	$941
Operating Expenses	287	625

Net Income	$492	$316

Company’s Equity in Net Income	$394	$253

European JV

The shareholders’ agreement pertaining to the European JV is by and among RT Princeton CE Holdings, LLC (our wholly-owned subsidiary), Goodman Europe Development Trust acting by its trustee Goodman Europe Development Pty Ltd. and Goodman Princeton Holdings (LUX) S.À.R.L., the European JV, for the purpose of acquiring and holding, either directly or indirectly, up to €400,000,000 in logistics focused warehouse/ distribution properties. On June 10, 2010, we initially funded the UK JV with capital contributions of $26,802,000. The European JV acquired an initial portfolio of two properties, as described further in the table below, which were previously owned by a subsidiary of Goodman and which were purchased by the European JV simultaneously with the closing of the European JV and acquired a third property during the fourth quarter of 2010.

Property and Market	Year Built	Property Type	Tenant	Net Rentable Sq. Feet	Percentage Leased	Lease Expiration	Approximate Total Acquisition Cost (in thousands)
Düren, Düren Germany	2008	Warehouse/Distribution	Metsä Tissue GmbH	391,494	100%	01/2013	$16,435
Shönberg, Shönberg, Germany	2009	Warehouse/Distribution	LK Logistik GmbH	443,215	100%	04/2015	$17,274
Langenbach, Munich, Germany(1)	2010	Warehouse/Distribution	DSV Stuttgart GmbH & Co. KG	225,106	100%	07/2015	—

(1)	The European JV acquired Langenbach on October 28, 2010. See Note 20 “Subsequent Events” for a further discussion of the acquisition of the Langenbach property.

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

During the investment period, the European JV has a right of second offer (after another investment vehicle managed by Goodman) with respect to certain logistics development or logistics investment assets considered for investment by Goodman, and has a right of first offer with respect to certain logistics development or logistics investment assets considered for investment by us. If a deadlock has arisen pertaining to a major decision regarding a specific property, either shareholder may exercise a buy-sell option in relation to the relevant property. After the initial investment period, either shareholder wishing to exit the European JV may exercise a buy-sell option with respect to their entire interest in the European JV. The European JV will pay certain fees to certain Goodman subsidiaries in connection with the services they provide to the European JV, including but not limited to investment advisory, development management and property management services. Certain Goodman subsidiaries may also be entitled to a promoted interest in the European JV.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

Consolidated Balance Sheet of European JV as of September 30, 2010 (unaudited) (in thousands):

September 30, 2010
Assets
Real Estate Net	$38,094
Other Assets	3,827

Total Assets	$41,921

Liabilities and Equity
Other Liabilities	$3,431

Total Liabilities	3,431

Company’s Equity	30,792
Other Investor’s Equity	7,698

Total Liabilities and Equity	$41,921

Consolidated Statements of Operations of European JV for the three months ended September 30, 2010 and for the period June 10, 2010 through September 30, 2010 (unaudited) (in thousands); there were no activities for the three and nine months ended September 30, 2009:

	Three Months Ended September 30, 2010	For the Period June 10, 2010 Through September 30, 2010
Total Revenues	$860	$1,042
Operating Expenses	372	582

Net Income	$488	$460

Company’s Equity in Net Income	$390	$368

5. Acquisition Related Intangible Assets

Our acquisition related intangible assets are included in the consolidated balance sheets as acquired in-place lease value, acquired above market lease value and acquired below market lease value.

The following is a schedule of future amortization of acquisition related intangible assets as of September 30, 2010 (in thousands):

	Acquired In-Place Lease Value	Below Market Lease Value	Above Market Lease Value
2010 (Three months ending December 31, 2010)	$2,760	$609	$794
2011	10,939	2,433	3,171
2012	9,372	1,696	3,123
2013	7,886	916	2,303
2014	6,653	820	1,203
2015	6,433	784	1,133
Thereafter	37,297	7,431	7,195

	$81,340	$14,689	$18,922

The amortization of the above and below-market lease values included in rental revenue were ($812,000) and $755,000, respectively, for the three months ended September 30, 2010, and ($709,000) and $741,000, respectively, for the three months ended September 30, 2009. The amortization of in-place lease value included in amortization expense was $3,026,000 and $2,581,000 for the three months ended September 30, 2010 and 2009, respectively.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

The amortization of the above and below-market lease values included in rental revenue were ($2,309,000) and $2,138,000, respectively, for the nine months ended September 30, 2010, and ($2,575,000) and $2,210,000, respectively, for the nine months ended September 30, 2009. The amortization of in-place lease value included in amortization expense was $7,976,000 and $7,651,000 for the nine months ended September 30, 2010 and 2009, respectively.

6. Debt

Notes Payable secured by real property are summarized as follows (in thousands):

	Interest Rate as of			Notes Payable as of
Property	September 30, 2010	December 31, 2009	Maturity Date	September 30, 2010	December 31, 2009
REMEC	4.79%	4.79%	November 1, 2011	$13,250	$13,250
300 Constitution	4.84	4.84	April 1, 2012	12,000	12,000
Deerfield Commons I(1)	5.23	5.23	December 1, 2015	9,725	9,725
602 Central Blvd(2)	—	1.25	—	—	8,886
Bolingbrook Point III	5.26	5.26	January 1, 2015	9,000	9,000
Fairforest Bldg 5(3)	6.33	6.33	February 1, 2024	9,983	10,330
Fairforest Bldg 6(3)	5.42	5.42	June 1, 2019	3,056	3,257
HJ Park—Bldg 1(3)	4.98	4.98	March 1, 2013	716	914
North Rhett I(3)	5.65	5.65	August 1, 2019	3,993	4,246
North Rhett II(3)	5.20	5.20	October 1, 2020	2,222	2,345
North Rhett III(3)	5.75	5.75	February 1, 2020	1,796	1,903
North Rhett IV(3)	5.80	5.80	February 1, 2025	10,003	10,328
Mt Holly Bldg(3)	5.20	5.20	October 1, 2020	2,222	2,345
Orangeburg Park Bldg(3)	5.20	5.20	October 1, 2020	2,260	2,385
Kings Mountain I(3)	5.27	5.27	October 1, 2020	1,923	2,030
Kings Mountain II(3)	5.47	5.47	January 1, 2020	5,712	6,057
Union Cross Bldg I(3)	5.50	5.50	July 1, 2021	2,796	2,935
Union Cross Bldg II(3)	5.53	5.53	June 1, 2021	8,544	8,972
Thames Valley Five(4)(5)	6.42	6.42	May 30, 2013	8,858	12,117
Lakeside Office Center(6)	6.03	6.03	September 1, 2015	9,000	9,000
Enclave on the Lake(7)	5.45	5.45	May 1, 2011	18,000	18,274
Albion Mills Retail Park(4)(8)(9)	5.25	5.25	October 10, 2013	9,064	9,323
Avion Midrise III & IV(10)	5.52	5.52	April 1, 2014	21,460	21,765
12650 Ingenuity Drive(11)	5.62	5.62	October 1, 2014	13,154	13,424
Maskew Retail Park(4) (12)	5.68	5.68	August 10, 2014	21,949	22,578
One Wayside Road(13)	5.66	—	August 1, 2015	14,550	—
One Wayside Road(13)	5.92	—	August 1, 2015	12,070	—
100 Tice Blvd(14)	5.97	—	September 15, 2017	21,218	—
100 Tice Blvd(14)	5.97	—	September 15, 2017	21,217	—

Notes Payable				269,741	217,389
Plus Premium				4,311	—
Less Discount				(3,931)	(4,615)
Less Albion Mills Retail Park Fair Value Adjustment				(238)	(349)

Notes Payable Net of Premiums / Discounts and Fair Value Adjustment				$269,883	$212,425

(1)	Interest only payments are due monthly for the first 60 months of the loan term. Principal and interest payments are due monthly for the remaining 60 months of the loan term.

(2)	This loan was fully paid off on March 11, 2010.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

(3)

These notes payable were assumed from the seller of the Carolina Portfolio on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount.

(4)	These loans are subject to certain financial covenants (interest coverage and loan to value).

(5)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of September 30, 2010 which expires on May 30, 2013. The stated rates on the mortgage note payable were 1.72% and 1.59% at September 30, 2010 and December 31, 2009, respectively, and were based on GBP-based LIBOR plus a spread of 1.01%.

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

(9)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of September 30, 2010 which expires on October 10, 2013. The stated rates on the mortgage note payable were 2.04% and 1.88% at September 30, 2010 and December 31, 2009, respectively, and were based on GBP-based LIBOR plus a spread of 1.31%.

(10)	The loan was assumed from the seller of Avion Midrise III & IV on November 18, 2008 and was recorded at estimated fair value which includes the discount.

(11)	The loan was assumed from the seller of 12650 Ingenuity Drive on August 5, 2009 and was recorded at estimated fair value which includes the discount.

(12)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% plus 2.26 or 5.68% per annum as of September 30, 2010 which expires on August 10, 2014. The stated rates on the mortgage note payable was 2.99% and 2.83% at September 30, 2010 and December 31, 2009, respectively, and were based on GBP-based LIBOR plus a spread of 2.26%.

(13)	The two loans were assumed from the seller of One Wayside Road on June 24, 2010 and were recorded at estimated fair value which included the premiums.

(14)	The two loans were assumed from the seller of 100 Tice Blvd. on September 28, 2010 and were recorded at estimated fair value which included the premiums.

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

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. Assumption fees and other loan closing costs totaling $765,500 were capitalized as incurred. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. Principal payments totaling $2,821,000 were made during the nine months ended September 30, 2010. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

On May 30, 2008, we entered into a £7,500,000 financing arrangement with the Royal Bank of Scotland plc secured by the Thames Valley Five property. On July 27, 2010 we paid down the loan by £1,860,000 leaving a loan balance of £5,640,000 ($8,858,000 at September 30, 2010). The loan is for a term of five years (with a two year extension option) and bears interest at a variable rate

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

adjusted quarterly, based on nine month GBP-based LIBOR plus 1.01%. In addition, we incurred financing costs of approximately £67,000 ($105,000 at September 30, 2010) associated with obtaining this loan. On August 14, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of September 30, 2010, and expires on May 30, 2013. In conjunction with the loan paydown, we incurred a cost of £227,000 ($361,000 at August 3, 2010) to reduce the national amount of the interest rate swap from £7,500,000 to £5,640,000. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On July 1, 2008, in connection with the acquisition of Enclave on the Lake, we assumed an $18,281,000 ($18,790,000 face value less discount of $509,000) loan from NorthMarq Capital, Inc. that bears interest at a fixed rate of 5.45% per annum and matures on May 1, 2011. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $274,000 were made during the nine months ended September 30, 2010. In addition, we incurred financing costs totaling $241,000 in conjunction with the assumption of the loan.

On October 10, 2008, we entered into a £5,771,000 ($9,064,000 at September 30, 2010) financing agreement with the Royal Bank of Scotland plc secured by Albion Mills Retail Park property. The loan is for a term of five years and bears interest at a variable rate adjusted quarterly, based on three month GBP-based LIBOR plus 1.31%. In addition, we incurred financing costs of approximately £75,000 ($118,000 at September 30, 2010) associated with obtaining this loan. On November 25, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of September 30, 2010 and expires on October 10, 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On November 18, 2008, in connection with the acquisition of Avion Midrise III & IV, we assumed $20,851,000 ($22,186,000 face value less discount of $1,335,000) fixed rate mortgage loan from Capmark Finance, Inc. that bears interest at a rate of 5.52% per annum and matures on April 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $305,000 were made during the nine months ended September 30, 2010. In addition, we incurred financing costs totaling $344,000 in conjunction with the assumption of the loan.

On August 5, 2009, in connection with the acquisition of 12650 Ingenuity Drive, we assumed a $12,572,000 ($13,539,000 face value less a discount of $967,000) fixed rate mortgage loan from PNC Bank, National Association that bears interest at a rate of 5.62% and matures on October 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $270,000 were made during the nine months ended September 30, 2010. In addition, we incurred financing costs totaling $284,000 in conjunction with the assumption of the loan.

On August 10, 2009, we entered into a £13,975,000 ($21,949,000 at September 30, 2010) financing agreement with the Abbey National Treasury Services plc secured by the Maskew Retail Park property. On September 24, 2009, we drew the full amount of the loan and concurrently entered into an interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% plus 2.26% or 5.68% per annum for the five-year term of the loan. Interest only payments are due quarterly for the term of the loan with principal due at maturity. In addition, we incurred financing costs of approximately £268,000 ($422,000 at September 30, 2010) associated with obtaining this loan.

On June 24, 2010, we assumed two loans in connection with the acquisition of One Wayside Road (i) $14,888,000 ($14,633,000 at face value plus a premium of $255,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.66% and matures on August 1, 2015 and (ii) $12,479,000 ($12,132,000 at face value plus a premium of $347,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.92% and matures on August 1, 2015. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $146,000 were made during the nine months ended September 2010 on the two loans. In addition, we incurred financing costs totaling $342,000 in conjunction with the assumption of the loans.

On September 28, 2010, we assumed two loans in connection with the acquisition of 100 Tice Blvd. (i) $23,136,000 (21,218,000 at face value plus a premium of $1,918,000) fixed rate market from Principal Life Insurance Company that bears interest at a rate of 5.97% matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017 (ii) $23,136,000 ($21,217,000 at a face value plus a premium of $1,919,000) fixed rate mortgage from Hartford Life and Accidental Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

due and payable on September 15, 2017. Principal and interest payments are due monthly. There were no principal payments made during the period ended September 30, 2010. In addition, we incurred financing costs totaling $476,000 in conjunction with the assumption of the loans.

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

On May 26, 2010, we entered into a $70,000,000 revolving credit facility through our subsidiaries with Wells Fargo Bank, N.A., or the Wells Fargo Credit Facility. The initial maturity date of the Wells Fargo Credit Facility is May 26, 2014, however we may extend the maturity date to May 26, 2015, subject to certain conditions. $15,000,000 of the Wells Fargo Credit Facility was initially drawn upon closing on May 26, 2010, and is included in Loan Payable on our consolidated balance sheet with $55,000,000 initially remaining available for disbursement during the term of the facility. We have the right to prepay any outstanding amount of the Wells Fargo Credit Facility, in whole or in part, without premium or penalty at any time during the term of this Wells Fargo Credit Facility, however, we initially could not reduce the outstanding principal balance below a minimum outstanding amount of $15,000,000, without reducing the total $70,000,000 Wells Fargo Credit Facility capacity. Initially, the Wells Fargo Credit Facility had a floating interest rate of 300 basis points over the LIBOR, however this interest rate would be at least 4.00% for any of the outstanding balance that was not subject to an interest rate swap with an initial term of at least two years. Upon closing on May 26, 2010, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. to effectively fix the interest rate on the initial $15,000,000 outstanding loan amount at 5.10% for the four-year term of the facility. The interest rate swap was designated as a qualifying cash flow hedge at the start date of the hedge relationship as described in Note 14 “Derivative Instruments.” The Wells Fargo Credit Facility was initially secured by our 13201 Wilfred, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, Crest Ridge Corporate Center I and West Point Trade Center properties. In addition, CBRE OP provides a limited guarantee for the Wells Fargo Credit Facility. The Wells Fargo Credit Facility is subject to certain customary financial covenants, including certain negative financial covenants, which we believe we were in compliance with as of September 30, 2010. A commitment fee of $1,050,000 was paid to Wells Fargo Bank, N.A. at the initial closing.

On August 31, 2010, we entered into an amended and restated credit agreement through our subsidiaries with Wells Fargo Bank, N.A. to expand the Wells Fargo Credit Facility from its initial capacity of $70,000,000 to an amended capacity of $125,000,000 (the “Amended Wells Fargo Credit Facility”). In connection with the Amended Wells Fargo Credit Facility, the minimum outstanding amount was increased to $25,000,000 and as such an additional $10,000,000 was drawn (in addition to the $15,000,000 initially drawn on May 26, 2010) with the remaining $100,000,000 available for disbursement during the term of the facility. The $25,000,000 is included in Loan Payable on our condensed consolidated balance sheet. The Amended Wells Fargo Credit Facility is secured by an additional three of our properties, for a total of eight properties in all: 13201 Wilfred Lane, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, Crest Ridge Corporate Center, West Point Trade Center, 5160 Hacienda Drive, 10450 Pacific Center Court and 225 Summit Avenue. The interest rate was reduced by 25 basis points to 275 basis points over LIBOR (which rate will apply to all withdrawals from the Amended Wells Fargo Credit Facility other than the initial $15,000,000 that was drawn on May 26, 2010) and the initial interest rate floor of 4.00% was eliminated. The initial maturity date remains May 26, 2014, however we may extend the maturity date to May 26, 2015, subject to certain conditions. The Amended Wells Fargo Credit Facility is subject to certain representations and warranties and customary financial covenants (including certain negative financial covenants) with which we believe we were in compliance as of September 30, 2010. A commitment fee of $632,500 was paid to Wells Fargo Bank, N.A. at closing of the Amended Wells Fargo Credit

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

Facility. We will also pay certain other customary fees in connection with the Wells Fargo Credit Facility and the Amended Wells Fargo Credit Facility including fees related to the unused loan amount, extension, administrative and other fees, the amount of which in some cases is subject to certain terms and conditions.

Our organizational documents contain a limitation on the amount of indebtedness that we may incur, so that unless our shares are listed on a national securities exchange, our aggregate borrowing may not exceed 300% of our net assets unless any excess borrowing is approved by a majority of our independent trustees and is disclosed to shareholders in our next quarterly report.

The minimum principal payments due for the notes payable and loan payable are as follows as of September 30, 2010 (in thousands):

2010 (Three months ending December 31, 2010)	$1,643
2011	37,742
2012	19,037
2013	25,140
2014	85,361
2015	56,427
Thereafter	69,391

$294,741

7. Minimum Future Rents Receivable

The following is a schedule of minimum future rentals to be received on non-cancelable operating leases from consolidated properties as of September 30, 2010 (in thousands):

2010 (Three months ending December 31, 2010)	$17,799
2011	72,114
2012	66,349
2013	59,423
2014	56,415
2015	54,245
Thereafter	243,126

$569,471

8. Concentrations

Tenant Revenue Concentrations

For the nine months ended September 30, 2010, there were no significant revenue concentrations.

For the nine months ended September 30, 2009, the tenant in Enclave on the Lake accounted for approximately $4,030,000 or approximately 10% of total revenues from consolidated properties. The lease under which the tenant occupies our Enclave on the Lake property expires in February 2012.

Geographic Concentrations

As of September 30, 2010 we owned 63 consolidated properties located in eleven states (California, Florida, Georgia, Illinois, Massachusetts, Minnesota, New Jersey, North Carolina, South Carolina, Texas and Virginia) and in the United Kingdom.

As of September 30, 2009, we owned 57 consolidated properties located in ten states (California, Florida, Georgia, Illinois, Massachusetts, Minnesota, North Carolina, South Carolina, Texas and Virginia) and in the United Kingdom.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

Our geographic revenue concentrations from consolidated properties for the nine months ended September 30, 2010, and 2009 are as follows:

	Nine Months Ended September 30,
	2010	2009
Domestic
South Carolina	17.57%	27.39%
California	17.31	9.22
Texas	12.33	18.40
Florida	10.62	1.14
Massachusetts	8.48	4.86
Minnesota	7.67	2.40
Virginia	6.21	8.33
North Carolina	3.72	4.89
Georgia	3.27	5.06
New Jersey	2.43	—
Illinois	0.77	2.76

Total Domestic	90.39	84.45
International
United Kingdom	9.61	15.55

Total	100.00%	100.00%

Our geographic long-lived asset concentrations from consolidated properties as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
Domestic
South Carolina	18.66%	23.95%
California	15.59	9.90
New Jersey	12.68	—
Massachusetts	10.39	5.22
Texas	7.31	9.43
North Carolina	5.78	7.35
Florida	5.76	13.26
Minnesota	4.76	6.12
Virginia	4.28	5.53
Illinois	1.83	2.33
Georgia	1.49	1.95

Total Domestic	88.55	85.04
International
United Kingdom	11.45	14.96

Total	100.00%	100.00%

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

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

We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, property management fees, property level general and administrative expenses and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our general and administrative expenses. The following table compares the net operating income for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Domestic Industrial Properties
Revenues:
Rental	$5,107	$5,291	$16,407	$14,280
Tenant Reimbursements	1,286	1,378	3,840	3,481

Total Revenues	6,393	6,669	20,247	17,761

Property and Related Expenses:
Operating and Maintenance	305	301	1,038	971
General and Administrative	29	54	191	193
Property Management Fee to Related Party	66	92	204	272
Property Taxes	1,442	1,215	4,327	3,361

Total Expenses	1,842	1,662	5,760	4,797

Net Operating Income	4,551	5,007	14,487	12,964

Domestic Office Properties
Revenues:
Rental	10,182	5,726	25,043	13,211
Tenant Reimbursements	1,753	857	4,799	2,558

Total Revenues	11,935	6,583	29,842	15,769

Property and Related Expenses:
Operating and Maintenance	1,664	894	3,778	2,422
General and Administrative	73	44	244	145
Property Management Fee to Related Party	129	41	190	105
Property Taxes	1,222	878	3,509	2,096

Total Expenses	3,088	1,857	7,721	4,768

Net Operating Income	8,847	4,726	22,121	11,001

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
International Office/Retail Properties
Revenues:
Rental	1,604	2,261	5,079	5,976
Tenant Reimbursements	172	38	308	218

Total Revenues	1,776	2,299	5,387	6,194

Property and Related Expenses:
Operating and Maintenance	175	51	314	225
General and Administrative	313	27	434	94
Property Management Fee to Related Party	71	72	213	82

Total Expenses	559	150	961	401

Net Operating Income	1,217	2,149	4,426	5,793

Reconciliation to Consolidated Net Loss
Total Segment Net Operating Income	14,615	11,882	41,034	29,758
Interest Expense	3,898	2,775	10,232	8,220
General and Administrative	1,151	857	3,374	2,478
Investment Management Fee to Related Party	2,933	2,098	8,050	5,584
Acquisition Expenses	2,195	2,536	7,414	3,534
Depreciation and Amortization	7,941	6,501	21,902	18,371

	(3,503)	(2,885)	(9,938)	(8,429)

Other Income and Expenses
Interest and Other Income	245	77	931	338
Net Settlement Payments on Interest Rate Swaps	(568)	(203)	(1,012)	(436)
Loss on Interest Rate Swaps and Cap	263	(338)	(239)	19
Loss on Note Payable at Fair Value	(21)	(109)	(98)	(802)
Loss on Early Extinguishment of Debt	—	—	(72)	—

Loss Before Provision for Income Taxes and Equity in Income (Loss) of Unconsolidated Entities	(3,584)	(3,458)	(10,428)	(9,310)

Provision for Income Taxes	(163)	(44)	(248)	(131)
Equity in Income (Loss) of Unconsolidated Entities	2,539	74	5,385	(1,775)

Net Loss	(1,208)	(3,428)	(5,291)	(11,216)

Net Loss Attributable to Non-Controlling Operating Partnership Units	2	16	9	36

Net Loss Attributable to CB Richard Ellis Realty Trust Shareholders	$(1,206)	$(3,412)	$(5,282)	$(11,180)

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

Condensed Assets	September 30, 2010	December 31, 2009
Domestic Industrial Properties	$338,082	$346,681
Domestic Office Properties	473,656	279,658
International Office/Retail Properties	105,865	115,223
Non-Segment Assets	617,749	317,457

Total Assets	$1,535,352	$1,059,019

	Nine Months Ended September 30,
Capital Expenditures	2010	2009
Domestic Industrial Properties	$1,415	$34,717
Domestic Office Properties	235,122	103,020
International Office/Retail Properties	—	135
Non-Segment Assets	110	—

Total Capital Expenditures	$236,647	$137,872

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

Offering Costs Relating to Public Offerings

Offering costs totaling $13,121,000 and $10,973,000, $38,057,000 and $24,265,000 were incurred during the three and nine months ended September 30, 2010 and 2009, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Of the total amounts, $13,075,000, $10,933,000, $37,908,000 and $24,152,000 were incurred to CNL Securities Corp., as dealer manager and $46,000, $40,000, $149,000 and $113,000 were incurred to the Investment Advisor for reimbursable marketing for the three and nine months ended September 30, 2010 and 2009, respectively. Each party will be paid the amount incurred from proceeds of the public offering. As of September 30, 2010 and December 2009 the accrued offering costs payable to related parties included in our consolidated balance sheets were $2,103,000 and $1,114,000.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

The Investment Advisor earned investment management fees of $2,932,000 and $2,098,000 for the three months ended September 30, 2010 and 2009, respectively; and $8,050,000 and $5,584,000 for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010 and December 31, 2009, the investment management fees payable to related party in our consolidated balance sheets were $990,000 and $757,000, respectively. In connection with services provided to the Investment Advisor, CNL Fund Management Company, the Sub-Advisor and affiliate of the Dealer Manager pursuant to a sub-advisory agreement dated August 21, 2006, was paid by the Investment Advisor $405,000 and $290,000 for the three months ended September 30, 2010 and 2009, respectively; and $1,112,000 and $771,000 for the nine months ended September 30, 2010 and 2009, respectively.

Acquisition Fee and Expenses to Related Party

On January 30, 2009, we entered into that certain Second Amendment Advisory Agreement that permits the Investment Advisor to earn an acquisition fee of up to 1.5% of (i) the purchase price of real estate investments acquired by us, including any debt attributable to such investments, or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. The Investment Advisor earned acquisition fees of $1,014,000 and $1,826,000 for the three months ended September 30, 2010 and 2009, respectively; and $4,614,000 and $2,549,000 for the nine months ended September 30, 2010 and 2009, respectively. In connection with services provided to the Investment Advisor, the Sub Advisor, pursuant to a sub advisory agreement, was paid by the Investment Advisor acquisition fees of $190,000 and $341,000 for the three months ended September 30, 2010 and 2009, respectively; and $863,000 and $476,000 for the nine months ended September 30, 2010 and 2009, respectively. The Investment Advisor earned $101,000 and $183,000 in acquisition related expenses during the three months ended September 30, 2010 and 2009, respectively; and $474,000 and $255,000 for the nine months ended September 30, 2010 and 2009, respectively. Prior to the adoption of “Business Combinations” on January 1, 2009, these acquisitions fees and expenses were capitalized to investments in real estate and related intangibles.

Management Services to Related Party

Affiliates of the Investment Advisor may also provide leasing, brokerage, property management, construction management or mortgage banking services for us. CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor, received property management fees of approximately $266,000 and $205,000 for the three months ended September 30, 2010 and 2009, respectively; and $606,000 and $459,000 for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010 and December 31, 2009 the property management fees payable to related party included in our consolidated balance sheets were $132,000 and $106,000, respectively. No brokerage fees were paid to affiliates of the Investment Advisor for the three and nine months ended September 30, 2010 and 2009; and $28,000 and $238,000 in mortgage banking fees were paid to CBRE Capital Markets, as affiliate of the Investment Advisor, for three and nine months ended September 30, 2010. No mortgage banking fees were paid to CBRE Capital Markets during the three and nine months ended September 30, 2009.

Affiliates of the Investment Advisor received leasing fees of $26,000 and $0 for the three months ended September 30, 2010 and 2009, respectively; and $494,000 and $67,000 for the nine months ended September 30, 2010 and 2009.

Affiliates of the Investment Advisor received construction management fees of $10,000 and $15,000 for the three and nine months ended September 30, 2010. No construction management fees were paid to affiliates of the Investment Advisor for the three and nine months ended September 30, 2009.

No management services fees were paid to CB Richard Ellis, UK for the three and nine months ended September 30, 2010. CB Richard Ellis UK was paid a management services fee totaling $75,000 for the three and nine months ended September 30, 2009.

11. Equity Incentive Plan and Performance Bonus Plan

Equity Incentive Plan

We have adopted a 2004 equity incentive plan. The purpose of the 2004 equity incentive plan is to provide us with the flexibility to use share options and other awards to provide a means of performance-based compensation. Our key employees, directors, trustees, officers, advisors, consultants or other personnel and our subsidiaries or other persons expected to provide significant services or our subsidiaries, including employees of the Investment Advisor, would be eligible to be granted share options, restricted shares, phantom

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

shares, distribution equivalent rights and other share-based awards under the 2004 equity incentive plan. On April 20, 2010, the board’s independent trustees, Charles E. Black, Martin A. Reid and James M. Orphanides were awarded equity grants by the Company under the 2004 equity incentive plan on the following terms: (i) each award was for $80,000 in common shares of the Trust (or 8,000 shares at $10.00 per share) for a total of $240,000; (ii) each award vested in its entirety, upon issuance; and (iii) the independent trustee would not be able to redeem any of the common shares prior to the third anniversary of date of issuance, but retains the rights to dividends declared and paid during such restriction period. We recognized a stock based compensation expense of $0 and $240,000 during the three and nine months ended September 30, 2010 as a result of granting these awards to our independent trustees.

Performance Bonus Plan

We have adopted a 2004 performance bonus plan. Annual bonuses under our 2004 performance bonus plan are awarded by our Compensation Committee to selected key employees, including employees of the Investment Advisor, based on corporate factors or individual factors (or a combination of both). Subject to the provisions of the 2004 performance bonus plan, the Compensation Committee will (i) determine and designate those key employees to whom bonuses are to be granted; (ii) determine, consistently with the 2004 performance bonus plan, the amount of the bonus to be granted to any key employee for any performance period; and (iii) determine, consistently with the 2004 performance bonus plan, the terms and conditions of each bonus. Bonuses may be so awarded by the Compensation Committee prior to the commencement of any performance period, during or after any performance period. No bonus shall exceed 200% of the key employee’s aggregate salary for the year. The Compensation Committee may provide for partial bonus payments at target and other levels. Corporate performance hurdles for bonuses may be adjusted by the Compensation Committee in its discretion to reflect (i) dilution from corporate acquisitions and share offerings, and (ii) changes in applicable accounting rules and standards. The Compensation Committee may determine that bonuses shall be paid in cash or shares or other equity-based grants, or a combination thereof. The Compensation Committee may also provide that any such share grants be made under our 2004 equity incentive plan or any other equity-based plan or program we may establish. The Compensation Committee may provide for programs under which the payment of bonuses may be deferred at the election of the employee. No bonuses were awarded and no bonus related expenses were incurred by us during the three and nine months ended September 30, 2010 and 2009, respectively.

12. Shareholders’ Equity

Under our declaration of trust, we have the authority to issue a total of 1,000,000,000 shares of beneficial interest. Of the total shares authorized, 990,000,000 shares are designated as common shares with a par value of $0.01 per share and 10,000,000 shares are designated as preferred shares.

The registration statement relating to our initial public offering was declared effective by the SEC on October 24, 2006. CNL Securities Corp. acted as the dealer manager of this offering. The registration statement covered up to $2,000,000,000 in common shares of beneficial interest, 90% of which were offered at a price of $10.00 per share, and 10% of which were offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. As of January 29, 2009, we had issued 60,808,967 common shares in our initial public offering. We terminated the initial public offering effective as of the close of business on January 29, 2009. The registration statement relating to our follow-on public offering was declared effective by the SEC on January 30, 2009. CNL Securities Corp. is the dealer manager of this offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through September 30, 2010, we received gross offering proceeds of approximately $915,992,387 from the sale of 91,787,884 common shares.

During the nine months ended September 30, 2010 and 2009, we repurchased 1,221,867 common shares, and 1,379,553 common shares, respectively, under our Share Redemption Program for $11,093,000 and $12,264,000, respectively.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

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

The following table reconciles the distributions declared per common share to the distributions paid per common share during the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009
Distributions declared per common share	$0.450	$0.450
Less: Distributions declared in the current period, and paid in the subsequent period	(0.150)	(0.150)
Add: Distributions declared in the prior year, and paid in the current year	0.150	0.150

Distributions paid per common share	$0.450	$0.450

Distributions paid to shareholders during the nine months ended September 30, 2010 and 2009 totaled $50,856,000, and $30,236,000, respectively.

We issued 2,305,836 and 1,299,566 common shares pursuant to our dividend reinvestment plan for the nine months ended September 30, 2010 and 2009, respectively.

14. Derivative Instruments

The following table sets forth the terms of our interest rate swap derivative instruments at September 30, 2010 (amounts in thousands):

Type of Instrument	Notional Amount	Fair Value	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Non-qualifying Interest Rate Swap on Thames Valley Five debt(1)	$8,858	$(944)	5.41%	0.73%	May 30, 2013
Non-qualifying Interest Rate Swap on Albion Mills Retail Park debt(1)	$8,974	$(681)	3.94%	0.73%	October 10, 2013
Qualifying Interest Rate Swap on Maskew Retail Park debt(1)	$21,949	$(1,489)	3.42%	0.74%	August 10, 2014
Qualifying Interest Rate Swap on Wells Fargo Credit Facility	$15,000	$(594)	2.10%	0.26%	May 26, 2014

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of swaps.

The following table sets forth the terms of our interest rate swap derivative instruments at December 31, 2009 (amounts in thousands):

Type of Instrument	Notional Amount	Fair Value	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Non-qualifying Interest Rate Swap on Thames Valley Five debt(1)	$12,117	$(1,049)	5.41%	0.61%	May 30, 2013
Non-qualifying Interest Rate Swap on Albion Mills Retail Park debt(1)	$9,231	$(361)	3.94%	0.56%	October 10, 2013
Qualifying Interest Rate Swap on Maskew Retail Park debt(1)	$22,578	$(293)	3.42%	0.58%	August 10, 2014
Qualifying Interest Rate Swap on Wells Fargo Credit Facility	$—	$—	—	—	—

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of swaps.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

We marked our two non-qualifying economic hedge interest rate swap instruments to their estimated fair value of ($1,625,000) and ($1,410,000) on the consolidated balance sheet at September 30, 2010 and December 31, 2009 included in Liabilities as Interest Rate Swaps at Fair Value. We recognized a loss on interest rate swaps of $129,000 for the nine months ended September 30, 2010 versus a gain of $19,000 for the nine months ended September 30, 2009 included in (Loss) Gain on Interest Rate Swaps and Cap on the Consolidated Statement of Operations.

Our $21,949,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our Maskew Retail Park variable rate note payable from its inception on September 24, 2009. The estimated fair value of the interest rate swap value of ($1,489,000) and ($293,000) as of September 30, 2010 and December 31, 2009, respectively, has resulted in a swap fair value adjustment being recorded to other comprehensive loss totaling $1,197,000 for the nine months ended September 30, 2010. There was no measured ineffectiveness for the qualifying hedge during the nine months ended September 30, 2009.

Our $15,000,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our Wells Fargo Credit Facility variable rate loan payable from its inception on May 26, 2010. The estimated fair value of the interest rate swap value of ($594,000) and $0 as of September 30, 2010 and December 31, 2009, respectively, has resulted in a swap fair value adjustment being recorded to other comprehensive loss totaling $594,000 for the nine months ended September 30, 2010. There was no measured ineffectiveness for the qualifying hedge during the nine months ended September 30, 2009.

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

We applied the fair value option for the Albion Mills Retail Park note payable at each reporting period. Included in loss on notes payable at fair value in the consolidated statement of operations were $20,000 and $109,000 for the three months ended September 30, 2010 and 2009, respectively, and $98,000 and $802,000 for the nine months ended September 30, 2010 and 2009, respectively. In addition, there were ($247,000) and $916,000 translation (gains) and losses recorded to Accumulated Other Comprehensive Loss at September 30, 2010 and December 31, 2009, respectively.

16. Fair Value of Financial Instruments and Investments

We apply the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical financial instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have classified the Albion Mills Retail Park notes payable as Level 3 as of September 30, 2010 and December 31, 2009 due to the lack of current market activity and our reliance on unobservable inputs to estimate the fair value of the mortgage note payable.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

As of September 30, 2010 and December 31, 2009, we held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, an interest rate cap, interest rate swap derivative contracts and our equity method investment in CBRE Strategic Partners Asia. Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less, including money market funds and U.S. Government obligations. Derivative instruments are related to our economic hedging activities with respect to interest rates.

The fair values of the interest rate cap and swap derivative agreements are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rate fell above the strike rate of the interest rate cap agreement, and by discounting the future expected cash payments and receipts on the pay and receive legs of the interest rate swap agreements that swap the estimated variable rate mortgage note payment stream for a fixed rate payment stream over the period of the loan. The variable interest rates used in the calculation of projected receipts on the interest rate cap agreement and on the interest rate swap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements (where appropriate). Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2010 and December 31, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

The following items are measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009 (in thousands):

	As of September 30, 2010
	Carrying Value	Total Fair Value	Fair Value Measurements Using:
			Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash Equivalents	$269,256	$269,256	$269,256	$—	$—
Interest Rate Swaps at Fair Value – Non Qualifying Hedges	$(1,625)	$(1,625)	$—	$(1,625)	$—
Interest Rate Swaps at Fair Value – Qualifying Hedges	$(2,083)	$(2,083)	$—	$(2,083)	$—
Investment in CBRE Strategic Partners Asia	$5,741	$5,741	$—	$—	$5,741
Note Payable at Fair Value	$(8,825)	$(8,825)	$—	$—	$(8,825)

	As of December 31, 2009
	Carrying Value	Total Fair Value	Fair Value Measurements Using:
			Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash Equivalents	$79,997	$79,997	$79,997	$—	$—
Interest Rate Cap at Fair Value	$1	$1	$—	$1	$—
Interest Rate Swaps at Fair Value – Non Qualifying Hedges	$(1,410)	$(1,410)	$—	$(1,410)	$—
Interest Rate Swaps at Fair Value – Qualifying Hedges	$(293)	$(293)	$—	$(293)	$—
Investment in CBRE Strategic Partners Asia	$8,142	$8,142	$—	$—	$8,142
Note Payable at Fair Value	$(8,974)	$(8,974)	$—	$—	$(8,974)

The following table presents our activity for the variable rate note payable and our investment in CBRE Strategic Partners Asia measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Investment in CBRE Strategic Partners Asia	Note Payable
Balance at January 1, 2010	$8,142	$(8,974)
Contributions	3,526	—
Distributions	(5,581)	—
Total Loss on Fair Value Adjustment	(346)	(98)
Translation Adjustment in Other Comprehensive Income	—	247

Balance at September 30, 2010	$5,741	$(8,825)

The Amount of Total Loss for the Period Included in Earnings Attributable to the Change in Unrealized Gain and Equity in Income of Unconsolidated Entities Relating to Note Payable and Investment in Unconsolidated Entities Held at September 30, 2010	$(346)	$(98)

Losses (realized and unrealized) included in earnings related to the interest rate cap and non-qualifying swaps, as well as for the elected fair value note payable for the three months ended September 30, 2010 and 2009 are reported as components of “Other Income and Expense” on the consolidated statements of operations.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

Disclosure of Fair Value Financial Instruments

For disclosure purposes only, the following table summarizes our notes payable and their estimated fair value at September 30, 2010 and December 31, 2009 (in thousands):

	Book Value		Fair Value
Financial Instrument	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Notes Payable	$261,058	$203,451	$263,441	$201,113
Note Payable at Fair Value	$8,825	$8,974	$8,825	$8,974

For purposes of this fair value disclosure, we based our fair value estimate for notes payable on our internal valuation that includes a representative sample of our lenders’ market interest rate quotes as of September 30, 2010 and December 31, 2009 for debt with similar risk characteristics and maturities. We based the Note Payable carried at fair value on a third party appraiser’s valuation which used similar techniques as our internal valuation model as of September 30, 2010 and December 31, 2009.

17. Commitments and Contingencies

We have agreed to a capital commitment of up to $20,000,000 in CBRE Strategic Partners Asia, which extends to January 31, 2011. As of September 30, 2010, we funded $12,605,000 of our capital commitment. CBRE Investors, our sponsor, formed CBRE Strategic Partners Asia, to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. If we and all other currently committed capital investors had funded our entire commitments in CBRE Strategic Partners Asia as of September 30, 2010, we would have owned an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. A majority of our trustees (including a majority of our independent trustees) not otherwise interested in this transaction approved the transaction as being fair, competitive and commercially reasonable. CBRE Strategic Partners Asia is managed by CB Richard Ellis Investors SP Asia II, LLC or the Fund Manager, a subsidiary of CBRE Investors.

On June 10, 2010, the European JV entered into a purchase and sale agreement to acquire, subject to customary closing conditions, 85146 Langenbach (“Langenbach”), located in Langenbach, Germany, a suburb of Munich for approximately $23,339,643, exclusive of customary closing costs. We own an 80% interest in the European JV and Goodman owns a 20% interest. Our pro rata share of the acquisition will be funded using the net proceeds from our current public offering. Langenbach, scheduled to be completed in the third quarter of 2010, will be a 225,106 square foot, warehouse/distribution center with no operating history. The property will be 100% leased to a subsidiary of DSV Road Holding A/S, or DSV, to be utilized as a logistics facility through July 2015. DSV is a global third-party logistics services company. The European JV acquired Langenbach on October 28, 2010. See Note 20 “Subsequent Events,” for a further discussion of the acquisition of this property.

On June 23, 2010, we entered into a purchase and sale agreement to acquire, subject to customary closing conditions, Millers Ferry Road, located at Millers Ferry Road and Mars Road in Wilmer, TX, a suburb of Dallas. We will acquire Millers Ferry Road for approximately $44,000,000, exclusive of customary closing costs. We anticipate that the acquisition will be funded using the net proceeds from our current public offering. Millers Ferry Road, scheduled to be completed in the second quarter of 2011, will be a 1,020,000 square foot, warehouse/distribution center with no operating history. We expect that the property will be 100% leased to Whirlpool Corporation to be utilized as a regional distribution center through December 2020. Whirlpool Corporation is a leading global manufacturer and marketer of major home appliances. While we anticipate this acquisition will close during the second quarter of 2011, the agreement to acquire the property is subject to a number of contingencies, including, but not limited to, substantial completion of the construction of the property and acceptance by the tenant of the space and therefore there can be no assurances that this acquisition will occur. As of September 30, 2010, we have provided deposits of $1,500,000 in connection with the execution of the agreement that is refundable in the event that certain closing conditions are not met.

On August 24, 2010, the Duke joint venture closed on the acquisition of additional land and entered into a construction agreement, and lease amendments (collectively, the “Expansion Agreements”) to expand the AllPoints at Anson Bldg. 1 property, a warehouse/distribution center located in Whitestown, IN, a suburb of Indianapolis. The existing property is 100% leased to a subsidiary of Amazon.com through July 2018. Pursuant to the Expansion Agreements, AllPoints at Anson Bldg. 1 (i) will be expanded from the

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

current 630,573 square feet to approximately 1,036,573 square feet and (ii) will remain 100% leased to a subsidiary of Amazon.com, which lease will be extended through April 2021. The total cost of the expansion is anticipated to be approximately $16,900,000 to the Duke joint venture. As of September 30, 2010, the Duke joint venture had incurred land acquisition and construction costs totaling approximately $6,645,000. We own an 80% interest in the Duke joint venture and we expect to make cash contributions of approximately $13,541,000 to the Duke joint venture over the construction period in connection with the Expansion Agreements. We will pay a construction supervision fee of $203,000 to our Investment Advisor in connection with the Expansion Agreements.

On September 7, 2010, we entered into a purchase and sale agreement to acquire, subject to customary closing conditions, Ten Parkway North, located in the Parkway North Center development in Deerfield, Illinois, a suburb of Chicago for approximately $25,000,000, exclusive of customary closing costs. The acquisition will be funded using the net proceeds from this offering. Ten Parkway North is a 99,566 square foot, three-story office building constructed in 1999 that is 100% leased to Markel Midwest, Inc. through January 2020 and is used as a regional headquarters building. Markel Midwest, Inc. is an operating subsidiary of Markel Corporation (NYSE: MKL), an international insurance holding company that sells specialty insurance products and programs to a variety of niche markets. As of September 30, 2010, we have provided deposits of $1,500,000 in connection with the execution of the agreement that is refundable in the event that certain closing conditions are not met. We acquired Ten Parkway North on October 12, 2010. See Note 20 “Subsequent Events,” for a further discussion of the acquisition of this property.

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

18. Comprehensive Income (Loss)

The effect of foreign currency translation adjustments are classified as comprehensive income (loss). The following table sets forth our comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Loss	$(1,208)	$(3,428)	$(5,291)	$(11,216)
Foreign Currency Translation Gain (Loss)	7,366	(2,233)	4,368	7,109
Swap Fair Value Adjustments	(567)	(322)	(1,791)	(322)

Total Comprehensive Income (Loss)	5,591	(5,983)	(2,714)	(4,429)
Comprehensive Loss (Income) Attributable to Non-Controlling Interest	(9)	(22)	7	(13)

Comprehensive Income (Loss) Attributable to CB Richard Ellis Realty Trust Shareholders	$5,582	$(5,961)	$(2,707)	$4,416

19. Income Taxes

We elected to be taxed as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we generally distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain). It is our current intention to adhere to these requirements and maintain our REIT qualification. As a REIT, we generally will not be subject to corporate level U.S. federal income tax on net income we distribute currently to our shareholders. If we fail to qualify as a REIT in any taxable year, then we will be subject to U.S. federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to U.S. federal income and excise taxes on our undistributed taxable income, if any (see Note 2 “Basis of Presentation and Summary of Significant Accounting Policies,” for a further discussion of income taxes.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

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

Included as a component of our tax provision, we have incurred income and other taxes (franchise, local and state government and international) related to our continuing operations in the amount of $163,000 and $44,000, $248,000 and $131,000 for California, Georgia, Massachusetts, Minnesota, Texas and North Carolina impacting our operations during the three and nine months ended September 30, 2010 and 2009, respectively. The United Kingdom taxes real property operating results at a statutory rate of 22%. The United Kingdom taxable losses to date have generated a deferred tax asset of approximately $531,000 consisting of these net operating loss carryforwards. We have provided for a full valuation allowance of ($531,000) as of nine months ended September 30, 2010 on deferred tax assets because it is not likely that future operating profits in the United Kingdom would be sufficient to absorb the net operating losses.

20. Subsequent Events

From October 1, 2010 through November 5, 2010, we received gross proceeds from our current public offering of approximately $46,271,369 from the sale of 4,676,341 common shares.

On October 12, 2010, we acquired Ten Parkway North, located in the Parkway North Center development in Deerfield, Illinois, a suburb of Chicago. We acquired Ten Parkway North for approximately $25,000,000, exclusive of customary closing costs, using the net proceeds from this offering. Upon closing, we paid the Investment Advisor a $1,014,000 acquisition fee. Ten Parkway North is a 99,566 square foot, three-story office building constructed in 1999 that is 100% leased to Markel Midwest, Inc. through January 2020 and is used as a regional headquarters building. Markel Midwest, Inc. is an operating subsidiary of Markel Corporation (NYSE: MKL), an international insurance holding company that sells specialty insurance products and programs to a variety of niche markets.

On October 15, 2010, we entered into two agreements of sale, one with 70 Hudson Street, L.L.C. and 70 Hudson Street Urban Renewal Associates, L.L.C. and the other with 90 Hudson Street, L.L.C. and 90 Hudson Street Urban Renewal Associates, L.L.C., all unrelated third parties, to acquire, subject to customary closing conditions, two office buildings located at 70 Hudson Street, or 70 Hudson, and 90 Hudson Street, or 90 Hudson, in Jersey City, New Jersey (collectively, “70 & 90 Hudson”). The total of the two purchase prices for 70 & 90 Hudson is $310,000,000, exclusive of customary closing costs and the assumption of approximately $240,000,000 in two existing mortgage loans. We anticipate that the estimated $70,000,000 balance of the aggregate purchase price will be funded using the net proceeds from our current public offering. We deposited $3,000,000 into an escrow account upon the execution of the agreements that is refundable in the event certain closing conditions are not met. 70 Hudson is a 409,272 square foot, 12-story office building constructed in 2000 that is 100% net-leased through January 2016 to Long Island Holding, LLC, a wholly-owned subsidiary of Barclays Capital, Inc., a leading global investment bank based in the United Kingdom. Barclay’s Capital Inc. is the investment banking division of Barclay’s Bank PLC (NYSE: BCS), a global bank. 90 Hudson is a 418,046 square foot, 12-story office building constructed in 1999 that is 100% leased with approximately 59% of the building leased through December 2024 to Lord Abbett & Co., LLC, an employee owned investment manager. While we anticipate that these acquisitions will close during the first quarter of 2011, the agreements to acquire the properties are subject to a number of contingencies and therefore there can be no assurances that these acquisitions will occur.

On October 8, 2010, we entered into a purchase and sale agreement with the Teachers Insurance and Annuity Association of America (“TIAA”), an unrelated third party, to acquire, subject to customary closing conditions, a portfolio of seven warehouse distribution centers (the “National Industrial Portfolio”) located in Arizona, Florida, Kentucky, Ohio, Texas and Utah, for an aggregate purchase price of approximately $95,000,000, exclusive customary closing costs. The National Industrial Portfolio consists of seven warehouse distribution centers constructed between 1998 and 2002 located in the markets of Dallas/Fort Worth, Texas; Cincinnati, Ohio;

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

Columbus, Ohio; Phoenix, Arizona; Salt Lake City, Utah; and Jacksonville, Florida. The National Industrial Portfolio totals approximately 2,534,037 square feet and is currently 80.5% leased to 10 tenants. On October 27, 2010, we acquired six of the seven warehouse distribution centers that comprise the National Industrial Portfolio, using the net proceeds from our current public offering, as detailed below.

Property and Market	Year Built	Tenant	Net Rentable Sq. Feet	Percentage Leased	Leased Expiration	Approximate Total Acquisition Cost
4701 Gold Spike Drive Dallas, TX	2002	ConAgra Foods Packaged Foods, LLC	420,360	100%	04/2025	$20,000,000
1985 International Way Cincinnati, OH	1998	McLane Foodservice, Inc.	189,400	100%	12/2013	$14,750,000
Tolleson Commerce Park II Phoenix, AZ	1999	Menlo Logistics, Inc.;	217,422	47.3%;	07/2011;	$9,500,000
		Docusafe of Phoenix, Inc.;		30.6%;	03/2017;
		Weber Distribution, LLC		22.1%	02/2012
Rickenbacker II Columbus, OH	1999	Excel, Inc	434,120	47.4%	12/2011	$8,750,000
Summit Distribution Center Salt Lake City, UT	2001	Cummins Filtration, Inc.;	275,080	43.5%;	03/2014;	$12,500,000
		Big O Development, LLC;		39.1%;	11/2013;
		Marko Product, Inc.		17.4%	01/2013
3660 Deerpark Boulevard Jacksonville, FL	2002	ConAgra Foods Packaged Foods, LLC	321,500	100%	07/2014	$15,750,000

Upon closing, we paid the investment advisor a $1,224,000 acquisition fee. While we anticipate that the acquisition of the seventh property in the National Industrial Portfolio will close during the fourth quarter of 2010, the agreement to acquire the seventh property is subject to a number of contingencies and therefore there can be no assurances that this acquisition will occur.

On October 28, 2010, the European JV acquired Langenbach, located at 85416 Langenbach, Germany, a suburb of Munich, for approximately $23,339,643, exclusive of customary closing costs, using the net proceeds from our current public offering. Upon closing, we paid the investment advisor a $280,074 acquisition fee. Langenbach is a 225,106 square foot warehouse distribution center that was constructed in 2010 and is 100% leased to DSV Stuttgart GmbH & Co. KG (“DSV”) through July 2015. DSV provides transportation services and logistics solutions globally. We own an 80% interest in the European JV.

On October 29, 2010, we entered into a purchase and sale agreement with AOL Inc., an unrelated third party, to acquire, subject to customary closing conditions, four office buildings located at 22110 Pacific Boulevard, 22260 Pacific Boulevard, 22265 Pacific Boulevard and 22270 Pacific Boulevard as well as two parcels of undeveloped land located at 22275 Pacific Boulevard and 22341 Dresden Street in Dulles, Virginia, that collectively form the eastern portion of the AOL Inc. Dulles, Virginia corporate campus (collectively, “Pacific Corporate Park”). The total purchase price for Pacific Corporate Park is $144,500,000, exclusive of customary closing costs. We anticipate that the acquisition will be funded using the net proceeds from our current public offering. We deposited $7,500,000 into an escrow account upon the execution of the Agreement that is refundable in the event certain closing conditions are not met. Pacific Corporate Park consists of four office buildings constructed between 2000 and 2002 totaling approximately 696,387 square feet plus 22 acres of additional land entitled for two 180,000 square foot buildings. Pacific Corporate Park is currently 100% net-leased, with 96% leased through February 2021 to Raytheon Company (NYSE: RTN), a developer of products, services and solutions in the defense industry. While we anticipate that this acquisition will close during the fourth quarter of 2010, the agreement to acquire Pacific Corporate Park is subject to a number of contingencies and therefore there can be no assurances that this acquisition will occur.

On November 5, 2010, we entered into a purchase and sale agreement to acquire, subject to customary closing conditions, 100 Kimball Drive located at 100 Kimball Drive, Parsippany, New Jersey. The total purchase price for 100 Kimball Drive is $60,250,000, exclusive of customary closing costs. We anticipate that the acquisition will be funded using the net proceeds from our current public offering. We deposited $2,000,000 into an escrow account upon the execution of the agreement that is refundable in the event certain closing conditions are not met. 100 Kimball Drive is a five-story, 175,000 square foot office building constructed in 2007. 100 Kimball Drive is currently 100% net-leased to Deloitte LLP through July 2020. Deloitte LLP is the US member firm of Deloitte Touche Tohmatsu and one of the largest professional services firms in the United States. While we anticipate that this acquisition will close during the fourth quarter of 2010, the agreement to acquire 100 Kimball Drive is subject to a number of contingencies and therefore there can be no assurances that this acquisition will occur.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

On November 5, 2010, we entered into a purchase and sale agreement to acquire, subject to customary closing conditions, Sky Harbor Operations Center located at 1820 E. Sky Harbor Circle South, Phoenix, Arizona. The total purchase price for Sky Harbor Operations Center is $53,500,000, exclusive of customary closing costs. We anticipate that the acquisition will be funded using the net proceeds from our current public offering. We deposited $1,000,000 into an escrow account upon the execution of the agreement that is refundable in the event certain closing conditions are not met. Sky Harbor Operations Center is a two-story, 396,179 square foot office building constructed in 2003. Sky Harbor Operations Center is currently 100% net-leased to JPMorgan Chase Bank, National Association (“JPMorgan”) through September 2027. JPMorgan is a subsidiary of JP Morgan Chase & Co. and provides commercial banking and retail financial services. While we anticipate that this acquisition will close during the fourth quarter of 2010, the agreement to acquire Sky Harbor Operations Center is subject to a number of contingencies and therefore there can be no assurances that this acquisition will occur.

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

As of September 30, 2010, we owned, on a consolidated basis, 63 office, retail, and industrial (primarily warehouse/distribution) properties located in 11 states (California, Florida, Georgia, Illinois, Massachusetts, Minnesota, New Jersey, North Carolina, South Carolina, Texas and Virginia) and in the United Kingdom, encompassing approximately 9,295,000 rentable square feet, as well as one undeveloped land parcel in Georgia. In addition, we have ownership interests in five unconsolidated entities that, as of September 30, 2010, owned interests in 30 properties. Excluding those properties owned through our investment in CBRE Strategic Partners Asia, we owned on an unconsolidated basis, 22 industrial, office and retail properties located in seven states (Arizona, Florida, Indiana, North Carolina, Ohio, Tennessee and Texas) and in the United Kingdom and Europe encompassing approximately 8,633,000 rentable square feet.

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

The registration statement relating to our follow-on public offering was declared effective by the Securities and Exchange Commission (the “SEC”) on January 30, 2009. CNL Securities Corp. is the dealer manager of our offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through September 30, 2010, we received gross offering proceeds of approximately $915,992,387 from the sale of 91,787,884 shares.

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

Our business objective is to maximize shareholder value through: (1) maintaining an experienced management team of investment professionals; (2) investing in properties in certain markets where property fundamentals will support stable income returns and where capital appreciation is expected to be above average; (3) acquiring properties at a discount to replacement cost and where there is expected positive rent growth; and (4) repositioning properties to increase their value in the market place. Operating results at our individual properties are impacted by the supply and demand for office, retail, industrial and multifamily space, trends of the national regional economies, the financial health of current and prospective tenants and their customers, capital and credit market trends, construction costs, and interest rate movements. Segment level performance is monitored and calculated using certain non-GAAP financial measures such as an analysis of net operating income. An analysis of net operating income as compared to local regional and national statistics may provide insight into short or longer term trends exclusive of capital markets or capital structuring issues. Interest rates are a critical factor in our results of operations. Our properties may be financed with significant amounts of debt, so changes in interest rates may affect both net income and the health of capital markets. For investments outside of the United States, in addition to monitoring local property market fundamentals and capital and credit market trends, we evaluate currency hedging strategies, taxes, the stability of the local government and economy and the experience of our management team in the region.

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

Additionally, during the first half of 2009, the capital markets experienced significant distress during which many financial industry participants, including commercial real estate owners, operators, investors and lenders, found it challenging to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt. Since then, however, we have found that the capital market environment has improved significantly such that it now appears to be substantially stabilized. This has driven a limited resumption of commercial real estate transaction activity and demand, which has however been concentrated on the highest quality, well-leased and well-located properties.

The table below provides information relating to our properties, excluding those owned through our investment in CBRE Strategic Partners Asia, as of September 30, 2010. We purchased all of these properties from unaffiliated third parties. These properties are subject to competition from similar properties within their market areas and their economic performance could be affected by changes in local economic conditions. In evaluating these properties for acquisition, we considered a variety of factors including location, functionality and design, price per square foot, the credit worthiness of tenants, length of lease terms, market fundamentals and the in-place rental rates compared to market rates.

As of September 30, 2010, we owned the following properties:

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Domestic Consolidated Properties:
REMEC Corporate Campus 1 San Diego, CA	9/15/2004	1983	Office	100.00%	34	100.00%	$6,833
REMEC Corporate Campus 2 San Diego, CA	9/15/2004	1983	Office	100.00%	30	100.00%	6,125
REMEC Corporate Campus 3 San Diego, CA	9/15/2004	1983	Office	100.00%	37	100.00%	7,523
REMEC Corporate Campus 4 San Diego, CA	9/15/2004	1983	Office	100.00%	31	100.00%	6,186
300 Constitution Drive Boston, MA	11/3/2004	1998	Warehouse/Distribution	100.00%	330	100.00%	19,805
Deerfield Commons(2) Atlanta, GA	6/21/2005	2000	Office	100.00%	122	100.00%	21,834
505 Century(3) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	100	100.00%	6,095
631 International(3) Dallas, TX	1/9/2006	1998	Warehouse/Distribution	100.00%	73	100.00%	5,407
660 North Dorothy(3) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	120	87.50%	6,836
Bolingbrook Point III Chicago, IL	8/29/2007	2006	Warehouse/Distribution	100.00%	185	53.18%	18,170
Cherokee Corporate Park(3) Spartanburg, SC	8/30/2007	2000	Warehouse/Distribution	100.00%	60	0.00%	3,775
Community Cash Complex 1(3) Spartanburg, SC	8/30/2007	1960	Warehouse/Distribution	100.00%	205	39.64%	2,690
Community Cash Complex 2(3) Spartanburg, SC	8/30/2007	1978	Warehouse/Distribution	100.00%	145	83.44%	2,225
Community Cash Complex 3(3) Spartanburg, SC	8/30/2007	1981	Warehouse/Distribution	100.00%	116	100.00%	1,701
Community Cash Complex 4(3) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	33	100.00%	547
Community Cash Complex 5(3) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	53	100.00%	824
Fairforest Building 1(3) Spartanburg, SC	8/30/2007	2000	Manufacturing	100.00%	51	100.00%	2,974
Fairforest Building 2(3) Spartanburg, SC	8/30/2007	1999	Manufacturing	100.00%	104	100.00%	5,379
Fairforest Building 3(3) Spartanburg, SC	8/30/2007	2000	Manufacturing	100.00%	100	100.00%	5,760
Fairforest Building 4(3) Spartanburg, SC	8/30/2007	2001	Manufacturing	100.00%	101	100.00%	5,640
Fairforest Building 5 Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	316	100.00%	16,968
Fairforest Building 6 Spartanburg, SC	8/30/2007	2005	Manufacturing	100.00%	101	100.00%	7,469
Fairforest Building 7(3) Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	101	83.78%	5,626
Greenville/Spartanburg Industrial Park(3) Spartanburg, SC	8/30/2007	1990	Manufacturing	100.00%	67	100.00%	3,388
Highway 290 Commerce Park Building 1(3) Spartanburg, SC	8/30/2007	1995	Warehouse/Distribution	100.00%	150	100.00%	5,388
Highway 290 Commerce Park Building 5(3) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	30	100.00%	1,420
Highway 290 Commerce Park Building 7(3) Spartanburg, SC	8/30/2007	1994	Warehouse/Distribution	100.00%	88	0.00%	4,889
HJ Park Building 1 Spartanburg, SC	8/30/2007	2003	Manufacturing	100.00%	70	100.00%	4,216
Jedburg Commerce Park(3) Charleston, SC	8/30/2007	2007	Manufacturing	100.00%	513	100.00%	41,991

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Kings Mountain I Charlotte, NC	8/30/2007	1998	Warehouse/ Distribution	100.00%	100	100.00%	5,497
Kings Mountain II Charlotte, NC	8/30/2007	2002	Warehouse/ Distribution	100.00%	302	100.00%	11,311
Mount Holly Building Charleston, SC	8/30/2007	2003	Warehouse/ Distribution	100.00%	101	0.00%	6,208
North Rhett I Charleston, SC	8/30/2007	1973	Warehouse/ Distribution	100.00%	285	100.00%	10,302
North Rhett II Charleston, SC	8/30/2007	2001	Warehouse/ Distribution	100.00%	102	0.00%	7,073
North Rhett III Charleston, SC	8/30/2007	2002	Warehouse/ Distribution	100.00%	80	100.00%	4,812
North Rhett IV Charleston, SC	8/30/2007	2005	Warehouse/ Distribution	100.00%	316	100.00%	17,060
Orangeburg Park Building Charleston, SC	8/30/2007	2003	Warehouse/ Distribution	100.00%	101	100.00%	5,474
Orchard Business Park 2(3) Spartanburg, SC	8/30/2007	1993	Warehouse/ Distribution	100.00%	18	100.00%	761
Union Cross Building I Winston-Salem, NC	8/30/2007	2005	Warehouse/ Distribution	100.00%	101	100.00%	6,585
Union Cross Building II Winston-Salem, NC	8/30/2007	2005	Warehouse/ Distribution	100.00%	316	0.00%	17,216
Highway 290 Commerce Park Building 2(3) Spartanburg, SC	9/24/2007	1995	Warehouse/ Distribution	100.00%	100	100.00%	4,626
Highway 290 Commerce Park Building 6(3) Spartanburg, SC	11/1/2007	1996	Warehouse/ Distribution	100.00%	105	42.86%	3,760
Orchard Business Park 1(3) Spartanburg, SC	11/1/2007	1994	Warehouse/ Distribution	100.00%	33	100.00%	1,378
Lakeside Office Center Dallas, TX	3/5/2008	2006	Office	100.00%	99	91.74%	17,994
Kings Mountain III(3) Charlotte, NC	3/14/2008	2007	Warehouse/ Distribution	100.00%	542	0.00%	25,728
Enclave on the Lake Houston, TX	7/1/2008	1999	Office	100.00%	171	100.00%	37,827
Avion Midrise III Washington, DC	11/18/2008	2002	Office	100.00%	71	100.00%	21,111
Avion Midrise IV Washington, DC	11/18/2008	2002	Office	100.00%	72	100.00%	21,112
13201 Wilfred Minneapolis, MN	6/29/2009	1999	Warehouse/ Distribution	100.00%	335	100.00%	15,340
3011, 3055 & 3077 Comcast Place Oakland, CA	7/1/2009	1988	Office	100.00%	220	100.00%	49,000
140 Depot Street Boston, MA	7/31/2009	2007	Warehouse/ Distribution	100.00%	238	100.00%	18,950
12650 Ingenuity Drive Orlando, FL	8/5/2009	1999	Office	100.00%	125	100.00%	25,350
Crest Ridge Corporate Center 1 Minneapolis, MN	8/17/2009	2009	Office	100.00%	116	100.00%	28,419
West Point Trade Center Jacksonville, FL	12/30/2009	2009	Warehouse/ Distribution	100.00%	602	100.00%	29,000
5160 Hacienda Drive Oakland, CA	4/8/2010	1988	Office	100.00%	202	100.00%	38,500
10450 Pacific Center Court San Diego, CA	5/7/2010	1985	Office	100.00%	134	100.00%	32,750
225 Summit Ave New York, NY	6/21/2010	1966	Office	100.00%	143	100.00%	40,600
One Wayside Road Boston, MA	6/24/2010	1998	Office	100.00%	200	100.00%	55,525
100 Tice Blvd. New York, NY	9/28/2010	2007	Office	100.00%	209	100.00%	67,600

Total Domestic Consolidated Properties					9,005	82.86%	854,553

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
International Consolidated Properties:
602 Central Blvd.(3) Coventry, UK	4/27/2007	2001	Office	100.00%	50	0.00%	23,847
Thames Valley Five Reading, UK	3/20/2008	1998	Office	100.00%	40	100.00%	29,572
Albion Mills Retail Park Wakefield, UK	7/11/2008	2000	Retail	100.00%	55	100.00%	22,098
Maskew Retail Park Peterborough, UK	10/23/2008	2007	Retail	100.00%	145	100.00%	53,740

Total International Consolidated Properties					290	82.77%	129,257

Total Consolidated Properties					9,295	82.86%	983,810

Domestic Unconsolidated Properties(4) :
Buckeye Logistics Center(5) Phoenix, AZ	6/12/2008	2008	Warehouse/ Distribution	80.00%	605	100.00%	35,573
Afton Ridge Shopping Center(6) Charlotte, NC	9/18/2008	2007	Retail	90.00%	296	94.83%	44,530
AllPoints at Anson Bldg. 1(5) Indianapolis, IN	9/30/2008	2008	Warehouse/ Distribution	80.00%	631	100.00%	27,150
12200 President’s Court(5) Jacksonville, FL	9/30/2008	2008	Warehouse/ Distribution	80.00%	772	100.00%	29,995
201 Sunridge Blvd.(5) Dallas, TX	9/30/2008	2008	Warehouse/ Distribution	80.00%	823	100.00%	25,690
Aspen Corporate Center 500(5) Nashville, TN	9/30/2008	2008	Office	80.00%	180	100.00%	30,033
125 Enterprise Parkway(5) Columbus, OH	12/10/2008	2008	Warehouse/ Distribution	80.00%	1,142	100.00%	38,088
AllPoints Midwest Bldg. I(5) Indianapolis, IN	12/10/2008	2008	Warehouse/ Distribution	80.00%	1,200	100.00%	41,428
Celebration Office Center(3)(5) Orlando, FL	5/13/2009	2009	Office	80.00%	101	100.00%	13,640
22535 Colonial Pkwy(3)(5) Houston, TX	5/13/2009	2009	Office	80.00%	90	100.00%	11,596
Fairfield Distribution Ctr. IX(3)(5) Tampa, FL	5/13/2009	2008	Warehouse/ Distribution	80.00%	136	100.00%	7,151
Northpoint III(3)(5) Orlando, FL	10/15/2009	2001	Office	80.00%	108	100.00%	14,592
Goodyear Crossing Ind. Park II(3)(5) Phoenix, AZ	12/07/2009	2009	Warehouse/ Distribution	80.00%	820	100.00%	36,516
3900 North Paramount Parkway(3)(5) Raleigh, NC	3/31/2010	1999	Office	80.00%	101	100.00%	11,176
3900 South Paramount Parkway(3)(5) Raleigh, NC	3/31/2010	1999	Office	80.00%	119	100.00%	13,055
1400 Perimeter Park Drive(3)(5) Raleigh, NC	3/31/2010	1991	Office	80.00%	45	100.00%	3,970
Miramar I(3)(5)(7) Fort Lauderdale, FL	3/31/2010	2001	Office	80.00%	94	100.00%	13,645
Miramar II(3)(5)(7) Fort Lauderdale, FL	3/31/2010	2001	Office	80.00%	129	100.00%	20,899

Total Domestic Unconsolidated Properties					7,392	99.79%	418,727

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
International Unconsolidated Properties
Amber Park(3)(8) South Normanton, UK	6/10/2010	1997	Warehouse/ Distribution	80.00%	208	100.00%	12,514
Brackmills(3)(8) Northhampton, UK	6/10/2010	1980	Warehouse/ Distribution	80.00%	187	100.00%	13,407
Düren(3) (9) Düren, Germany	6/10/2010	2008	Warehouse/ Distribution	80.00%	392	100.00%	13,148
Shönberg(3)(9) Shönberg, Germany	6/10/2010	2009	Warehouse/ Distribution	80.00%	454	100.00%	13,819

Total International Unconsolidated Properties					1,241	100.00%	52,888

Total Unconsolidated Properties(4)					8,633	99.82%	471,615

Total Properties(4)					17,928	91.03%	$1,455,425

(1)	Approximate total acquisition cost represents the pro rata purchase price inclusive of customary closing costs and acquisition fees/acquisition expenses.

(2)	Includes undeveloped land zoned for future use.

(3)	This property is unencumbered and not secured by mortgage debt.

(4)	Does not include CBRE Strategic Partners Asia properties.

(5)	This property is held through the Duke joint venture.

(6)	This property is held through the Afton Ridge joint venture.

(7)	Consolidated properties acquired on December 31, 2009 and contributed to the Duke joint venture.

(8)	This property is held through the UK JV.

(9)	This property is held through the European JV.

Property Type Concentration

Our property type concentrations as of September 30, 2010 are as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties (1)			Consolidated & Unconsolidated Properties (1)
Property Type	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
Office	19	2,106	$537,708	9	967	$132,606	28	3,073	$670,314
Warehouse/Distribution	34	5,881	293,447	12	7,370	294,479	46	13,251	587,926
Retail	2	201	75,838	1	296	44,530	3	497	120,368
Manufacturing	8	1,107	76,817	—	—	—	8	1,107	76,817

Total	63	9,295	$983,810	22	8,633	$471,615	85	17,928	$1,455,425

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Geographic Concentration

Our geographic concentrations as of September 30, 2010 are as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties (1)			Consolidated & Unconsolidated Properties (1)
Domestic	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
South Carolina	29	3,647	$184,324	—	—	$—	29	3,647	$184,324
Florida	2	725	54,350	6	1,340	99,922	8	2,065	154,272
California	7	688	146,917	—	—	—	7	688	146,917
North Carolina	5	1,360	66,337	4	561	72,731	9	1,921	139,068
Texas	5	563	74,159	2	913	37,286	7	1,476	111,445
New Jersey	2	351	108,200	—	—	—	2	351	108,200
Massachusetts	3	769	94,280	—	—	—	3	769	94,280
Arizona	—	—	—	2	1,425	72,089	2	1,425	72,089
Indiana	—	—	—	2	1,831	68,578	2	1,831	68,578
Minnesota	2	452	43,759	—	—	—	2	452	43,759
Virginia	2	143	42,223	—	—	—	2	143	42,223
Ohio	—	—	—	1	1,142	38,088	1	1,142	38,088
Tennessee	—	—	—	1	180	30,033	1	180	30,033
Georgia	1	122	21,834	—	—	—	1	122	21,834
Illinois	1	185	18,170	—	—	—	1	185	18,170

Total Domestic	59	9,005	854,553	18	7,392	418,727	77	16,397	1,273,280

International
United Kingdom	4	290	129,257	2	395	25,921	6	685	155,178
Germany	—	—	—	2	846	26,967	2	846	26,967

Total International	4	290	129,257	4	1,241	52,888	8	1,531	182,145

Total	63	9,295	$983,810	22	8,633	$471,615	85	17,928	$1,455,425

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Significant Tenants

The following table details our largest tenants as of September 30, 2010 (in thousands):

	Tenant	Primary Industry	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties (1)
			Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
1	Amazon.com(2)	Internet Retail	—	$—	2,056	$7,747	2,056	$7,747
2	Nuance	Software	201	5,263	—	—	201	5,263
3	Eisai	Pharmaceutical and Health care Related	209	4,772	—	—	209	4,772
4	Comcast	Telecommunications	220	4,578	—	—	220	4,578
5	SBM Offshore(3)	Petroleum and Mining	171	4,277	—	—	171	4,277
6	Barr Laboratories	Pharmaceutical and Health Care Related	143	4,061	—	—	143	4,061
7	Unilever(4)	Consumer Products	—	—	1,595	3,864	1,595	3,864
8	PPD Development	Pharmaceutical and Health Care Related	—	—	251	3,616	251	3,616
9	Carl Zeiss	Pharmaceutical and Health Care Related	202	3,337	—	—	202	3,337
10	American LaFrance	Vehicle Related Manufacturing	513	2,979	—	—	513	2,979
11	Prime Distribution Services	Logistics and Distribution	—	—	1,200	2,958	1,200	2,958
12	Kellogg’s	Consumer Product	—	—	1,142	2,817	1,142	2,817
13	B&Q	Home Furnishings/ Home Improvement	104	2,624	—	—	104	2,624
14	Syngenta Seed	Agriculture	116	2,472	—	—	116	2,472
15	Time Warner	Telecommunications	134	2,412	—	—	134	2,412
16	Dr. Pepper	Food service and Retail	602	2,388	—	—	602	2,388
17	REMEC	Defense and Aerospace	133	2,376	—	—	133	2,376
18	US General Services Administration	Government	72	2,197	—	—	72	2,197
19	Verizon Wireless(5)	Telecommunications	—	—	180	2,180	180	2,180
20	Royal Caribbean	Travel/Leisure	—	—	129	2,139	129	2,139
21	Kaplan(6)	Education	125	2,117	—	—	125	2,117
22	Regus Business Centers	Executive Office Suites	86	2,009	—	—	86	2,009
23	Best Buy	Specialty Retail	238	1,657	30	317	268	1,974
24	Disney Vacation Development	Entertainment	—	—	101	1,800	101	1,800
25	Lockheed Martin	Defense and Aerospace	72	1,793	—	—	72	1,793
	Other (101 tenants)	Other (101 tenants)	4,362	20,122	1,934	12,647	6,296	32,769

			7,703	$71,434	8,618	$40,085	16,321	$111,519

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

Tenant Industries

Our tenants operate across a wide range of industries. The following table details our tenant-industry concentrations as of September 30, 2010 (in thousands):

	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
Primary Tenant Industry Category	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
Pharmaceutical and Health Care Related	905	$13,769	462	$4,809	1,367	$18,578
Telecommunications	673	8,276	180	2,180	853	10,456
Consumer Products	164	917	3,325	9,393	3,489	10,310
Internet Retail	330	1,426	2,056	7,747	2,386	9,173
Logistics and Distribution	614	2,120	1,791	4,973	2,405	7,093
Software	201	5,263	—	—	201	5,263
Home Furnishings/Home Improvement	462	4,468	35	391	497	4,859
Petroleum and Mining	171	4,277	—	—	171	4,277
Defense and Aerospace	204	4,170	—	—	204	4,170
Vehicle Related Manufacturing	709	4,022	—	—	709	4,022
Travel and Leisure	—	—	229	3,939	229	3,939
Business Services	682	2,462	103	1,224	785	3,686
Education	125	2,117	94	1,517	219	3,634
Food Service and Retail	743	3,238	16	308	759	3,546
Specialty Retail	284	2,752	75	712	359	3,464
Other Manufacturing	893	3,082	—	—	893	3,082
Agriculture	116	2,472	—	—	116	2,472
Government	72	2,197	—	—	72	2,197
Executive Office Suites	86	2,009	—	—	86	2,009
Financial Services	182	1,601	—	—	182	1,601
Utilities	—	—	108	1,280	108	1,280
Apparel Retail	—	—	91	842	91	842
Professional Services	65	673	6	125	71	798
Other Retail	22	123	47	645	69	768

Total	7,703	$71,434	8,618	$40,085	16,321	$111,519

(1)

Net Rentable Square Feet for Unconsolidated Properties is at 100%. Annualized Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Tenant Lease Expirations

The following table sets forth a schedule of expiring leases for our consolidated and unconsolidated properties as of September 30, 2010 (in thousands):

	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
	Expiring Net Rentable Square Feet	Expiring Base Rent	Expiring Net Rentable Square Feet	Expiring Base Rent	Expiring Net Rentable Square Feet	Expiring Base Rent
2010 (Three months ending December 31, 2010)	118	$185	—	$—	118	$185
2011	189	916	—	—	189	916
2012	775	10,091	33	557	808	10,648
2013	1,258	6,531	411	1,566	1,669	8,097
2014	105	576	15	254	120	830
2015	889	3,582	458	1,288	1,347	4,870
2016	307	1,711	259	4,684	566	6,395
2017	200	3,421	605	5,235	805	8,656
2018	743	8,510	3,088	12,840	3,831	21,350
2019	1,697	13,239	3,253	11,216	4,950	24,455
2020	326	5,702	—	—	326	5,702
Thereafter	1,095	23,101	496	7,021	1,591	30,122

Total	7,702	$77,565	8,618	$44,661	16,320	$122,226

Weighted Average Expiration (years)		8.46		8.57		8.50

(1)

Expiring Net Rentable Square Feet for Unconsolidated Properties is at 100%. Expiring Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Property Portfolio Size

Our portfolio size at the end of each quarter since commencement of our initial public offering through September 30, 2010 is as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Cumulative Property Portfolio as of:	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
9/30/2006	9	878	$86,644	—	—	$—	9	878	$86,644
12/31/2006	9	878	86,644	—	—	—	9	878	86,644
3/31/2007	9	878	86,644	—	—	—	9	878	86,644
6/30/2007	10	928	110,491	—	—	—	10	928	110,491
9/30/2007	42	5,439	348,456	—	—	—	42	5,439	348,456
12/31/2007	44	5,576	353,594	—	—	—	44	5,576	353,594
3/31/2008	47	6,257	426,856	—	—	—	47	6,257	426,856
6/30/2008	47	6,257	426,856	1	605	35,636	48	6,862	462,492
9/30/2008	49	6,483	486,777	6	3,307	193,773	55	9,790	680,550
12/31/2008	52	6,771	582,682	8	5,649	273,205	60	12,420	855,887
3/31/2009	52	6,771	582,717	8	5,649	273,130	60	12,420	855,847
6/30/2009	53	7,106	598,103	11	5,976	305,308	64	13,082	903,411
9/30/2009	57	7,805	719,822	11	5,976	305,202	68	13,781	1,025,024
12/31/2009	60	8,630	791,314	13	6,904	356,158	73	15,534	1,147,472
3/31/2010	58	8,407	748,835	18	7,392	418,818	76	15,799	1,167,653
6/30/2010	62	9,086	916,210	22	8,633	471,615	84	17,719	1,387,825
9/30/2010	63	9,295	983,810	22	8,633	471,615	85	17,928	1,455,425

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

Impairment of Long-Lived Assets

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. In spite of intensive leasing efforts and preliminary interest exhibited by a variety of tenants since our acquisition in 2008, the Kings Mountain III property remains vacant. Due to the currently challenging economic environment, we recognized impairment for our consolidated investment in Kings Mountain III in the amount of $9,160,000 during the year ended December 31, 2009 which reduced our carrying value of the property to $15,300,000. The impairment reflects our estimates of the fair value of the Kings Mountain III property which is based on an appraisal using the sales comparable method which is a Level 3 Valuation Method as described in Note 16 “Fair Value of Financial Instruments and Investments.” No impairment for consolidated investments was recognized during nine months ended September 30, 2010.

Revenue Recognition and Valuation of Receivables

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $6,535,000 and $6,785,000 as security for such leases at September 30, 2010 and December 31, 2009.

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

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $575,000 and $183,000 as of September 30, 2010 and December 31, 2009, respectively. During the nine months ended September 30, 2010, we wrote off $310,000 of the uncollectible rent receivables for the tenant Randal C. Espey at the Deerfield Commons I property, tenants Cell Arch Technologies, Inc. and Keogh Consulting, Inc. at the Lakeside Office Center, and the tenant Romeo Rim, Inc. at the Cherokee Corporate Park. $702,000 of allowance for doubtful accounts was recognized during the nine months ended September 30, 2010. In addition, the unamortized tangible and intangible asset balances totaling $27,000 were also written off during the nine months ended September 30, 2010, of which ($10,000), $5,000, $8,000 and $24,000 are related to above/below market leases, lease commissions, tenant improvements and in place lease value, respectively.

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

The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is the basis for the purchase consideration allocated to land (or acquired ground lease if the land is subject to a ground lease), site improvements, building and tenant improvements based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs.

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

As of September 30, 2010 and December 31, 2009, we did not have any properties held for sale.

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

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable period ended December 31, 2004. To qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) adjusted taxable income, as defined in the Code, to our shareholders and satisfy certain other organizational and operating requirements. We generally will not be subject to U.S. federal income taxes if we distribute 100% of our taxable income for each year to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to U.S. federal income taxes and excise taxes on our undistributed taxable income. Except as discussed in Note 2 “Basis of Presentation in Summary of Significant Accounting Policies – Income Taxes,” we believe that we have met all of the REIT distribution and technical requirements for the nine months ended September 30, 2010 and 2009. Management intends to continue to adhere to these requirements and maintain our REIT qualification.

Fair Value of Financial Instruments and Investments

We elected to apply the fair value option for one of our eligible mortgage notes payable that was newly issued debt during the year ended December 31, 2008. The measurement of the elected mortgage note payable at its fair value and its impact on the statement of operations is described in Note 15 “Fair Value Option-Note Payable and Note 16 “Fair Value of Financial Instruments and Investments.”

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

We adopted the fair value measurement criteria described herein for our non-financial assets and non-financial liabilities on January 1, 2009. The adoption of the fair value measurement criteria to our non-financial assets and liabilities did not have a material impact on our consolidated financial statements. Assets and liabilities typically recorded at fair value on a non-recurring basis include:

¡	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination;

¡	Long-lived assets measured at fair value due to an impairment assessment and

¡	Asset retirement obligations initially measured under the Codification Topic “Asset Retirement and Environmental Obligations “ (“FASB ASC 410”).

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

The adoption of the provisions of the FASB ASC 805 could have an impact on the cost allocation of future acquisitions and requires us to expense acquisition costs for future property acquisitions. The adoption of the provisions of the new accounting standard FASB ASC 805 had an effect on our consolidated financial statements, results of operations and cash flows for the three and nine months ended September 30, 2010. We expensed $2,195,000 and $2,536,000, $7,414,000 and $3,534,000 of acquisition costs during the three and nine months ended September 30, 2010 and 2009, respectively.

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

Adoption of Accounting Standards

Consolidations

In December 2009, the Financial Accounting Standards Board “FASB” issued Accounting Standards Update (“ASU”) 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” which incorporates Statement of Financial Accounting Standards (SFAS) No. 167, “Amendments to FASB Interpretation No. 46(R),” issued by the FASB in June 2009. The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact such entity’s economic performance and (i) the obligation to absorb losses of such entity or (ii) the right to receive benefits from such entity. ASU 2009-17 also requires additional disclosures about a reporting entity’s involvement in VIEs, which enhances the information provided to users of financial statements. We adopted ASU 2009-17 effective January 1, 2010. As a result of the fact that we have no variable interests in VIEs, the adoption of ASU 2009-17 did not have a material impact on our consolidated financial statements.

Fair Value Measurements and Disclosures

In January 2010, the FASB issued ASU 2010-06 which was an update to the Fair Value Measurements and Disclosure topic of the FASB Accounting Standards Codification (the “Codification”). ASU 2010-06 clarifies disclosure requirements relating to the level of disaggregation of disclosures relating to classes of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value estimates for Level 2 or Level 3 assets and liabilities. These requirements of ASU 2010-06 are effective for interim and annual disclosures for interim and annual reporting periods beginning after December 15, 2009. The adoption of these requirements of the ASU did not have a material impact on our consolidated financial statements.

New Accounting Standards

ASU 2010-06 also requires additional disclosures regarding the transfers of classifications among the fair value classification levels as well as the reasons for those changes and a separate presentation of purchases, sales, issuances and settlements in the presentation of the roll-forward of Level 3 assets and liabilities. Those disclosures are effective for interim and annual reporting periods for fiscal years beginning after December 15, 2010. The adoption of this portion of ASU 2010-06 is not expected to have a material impact on our consolidated financial statements.

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

Offering costs totaling $13,121,000 and $10,973,000, $38,057,000 and $24,265,000 were incurred during the three and nine months ended September 30, 2010 and 2009, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Of the total amounts, $13,075,000, $10,933,000, $37,908,000 and $24,152,000 were incurred to CNL Securities Corp., as dealer manager and $46,000, $40,000, $149,000 and $113,000 were incurred to the Investment Advisor for reimbursable marketing for the three and nine months ended September 30, 2010 and 2009, respectively. Each party will be paid the amount incurred from proceeds of the public offering. As of September 30, 2010 and December 2009 the accrued offering costs payable to related parties included in our consolidated balance sheets were $2,103,000 and $1,114,000.

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

The Investment Advisor earned investment management fees of $2,932,000 and $2,098,000 for the three months ended September 30, 2010 and 2009, respectively; and $8,050,000 and $5,584,000 for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010 and December 31, 2009, the investment management fees payable to related party in our consolidated balance sheets were $990,000 and $757,000, respectively. In connection with services provided to the Investment Advisor, CNL Fund Management Company, the Sub-Advisor and affiliate of the Dealer Manager pursuant to a sub-advisory agreement dated August 21, 2006, was paid by the Investment Advisor $405,000 and $290,000 for the three months ended September 30, 2010 and 2009, respectively; and $1,112,000 and $771,000 for the nine months ended September 30, 2010 and 2009, respectively.

On January 30, 2009, we entered into that certain Second Amendment Advisory Agreement that permits the Investment Advisor to earn an acquisition fee of up to 1.5% of (i) the purchase price of real estate investments acquired by us, including any debt attributable to such investments, or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. The Investment Advisor earned acquisition fees of $1,014,000 and $1,826,000 for the three months ended September 30, 2010 and 2009, respectively; and $4,614,000 and $2,549,000 for the nine months ended September 30, 2010 and 2009, respectively. In connection with services provided to the Investment Advisor, the Sub Advisor, pursuant to a sub advisory agreement, was paid by the Investment Advisor acquisition fees of $190,000 and $341,000 for the three months ended September 30, 2010 and 2009, respectively; and $863,000 and $476,000 for the nine months ended September 30, 2010 and 2009, respectively. The Investment Advisor earned $101,000 and $183,000 in acquisition related expenses during the three months ended September 30, 2010 and 2009, respectively; and $474,000 and $255,000 for the nine months ended September 30, 2010 and 2009, respectively. Prior to the adoption of “Business Combinations” on January 1, 2009, these acquisitions fees and expenses were capitalized to investments in real estate and related intangibles.

Rental Operations

Our reportable segments consist of three types of commercial real estate properties for which our management internally evaluates operating performance and financial results: the Domestic Industrial Properties, Domestic Office Properties and International Office/Retail Properties. All periods presented have been revised to report our segment results under our new reportable segment structure. We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, management fees and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our company-level general and administrative expenses. The following tables compare the net operating income for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Domestic Industrial Properties
Revenues:
Rental	$5,107	$5,291	$16,407	$14,280
Tenant Reimbursements	1,286	1,378	3,840	3,481

Total Revenues	6,393	6,669	20,247	17,761

Property and Related Expenses:
Operating and Maintenance	305	301	1,038	971
General and Administrative	29	54	191	193
Property Management Fee to Related Party	66	92	204	272
Property Taxes	1,442	1,215	4,327	3,361

Total Expenses	1,842	1,662	5,760	4,797

Net Operating Income	4,551	5,007	14,487	12,964

Domestic Office Properties
Revenues:
Rental	10,182	5,726	25,043	13,211
Tenant Reimbursements	1,753	857	4,799	2,558

Total Revenues	11,935	6,583	29,842	15,769

Property and Related Expenses:
Operating and Maintenance	1,664	894	3,778	2,422
General and Administrative	73	44	244	145
Property Management Fee to Related Party	129	41	190	105
Property Taxes	1,222	878	3,509	2,096

Total Expenses	3,088	1,857	7,721	4,768

Net Operating Income	8,847	4,726	22,121	11,001

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
International Office/Retail Properties
Revenues:
Rental	1,604	2,261	5,079	5,976
Tenant Reimbursements	172	38	308	218

Total Revenues	1,776	2,299	5,387	6,194

Property and Related Expenses:
Operating and Maintenance	175	51	314	225
General and Administrative	313	27	434	94
Property Management Fee to Related Party	71	72	213	82

Total Expenses	559	150	961	401

Net Operating Income	1,217	2,149	4,426	5,793

Reconciliation to Consolidated Net Loss
Total Segment Net Operating Income	14,615	11,882	41,034	29,758
Interest Expense	3,898	2,775	10,232	8,220
General and Administrative	1,151	857	3,374	2,478
Investment Management Fee to Related Party	2,933	2,098	8,050	5,584
Acquisition Expenses	2,195	2,536	7,414	3,534
Depreciation and Amortization	7,941	6,501	21,902	18,371

	(3,503)	(2,885)	(9,938)	(8,429)

Other Income and Expenses
Interest and Other Income	245	77	931	338
Net Settlement Payments on Interest Rate Swaps	(568)	(203)	(1,012)	(436)
Loss on Interest Rate Swaps and Cap	263	(338)	(239)	19
Loss on Note Payable at Fair Value	(21)	(109)	(98)	(802)
Loss on Early Extinguishment of Debt	—	—	(72)	—

Loss Before Provision for Income Taxes and Equity in Income (Loss) of Unconsolidated Entities	(3,584)	(3,458)	(10,428)	(9,310)

Provision for Income Taxes	(163)	(44)	(248)	(131)
Equity in Income (Loss) of Unconsolidated Entities	2,539	74	5,385	(1,775)

Net Loss	(1,208)	(3,428)	(5,291)	(11,216)

Net Loss Attributable to Non-Controlling Operating Partnership Units	2	16	9	36

Net Loss Attributable to CB Richard Ellis Realty Trust Shareholders	$(1,206)	$(3,412)	$(5,282)	$(11,1807)

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

Consolidated Results of Operations

Comparison of Three Months Ended September 30, 2010 to Three Months Ended September 30, 2009

Revenues

Rental

Rental revenue increased $3,615,000, or 27%, to $16,893,000 during the three months ended September 30, 2010 compared to $13,278,000 for the three months ended September 30, 2009. The increase was due to the ownership of 140 Depot Street, 12650 Ingenuity Drive, Crest Ridge Corporate Center 1, West Point Trade Center (“2009 Acquisitions”) for the three months ended September 30, 2010 and the acquisitions of 5160 Hacienda Drive, 10450 Pacific Center Court, 225 Summit Avenue, One Wayside Road, 100 Tice Blvd., (the “2010 Acquisitions,” and together with the “2009 Acquisitions,” the “2009 & 2010 Acquisitions”) during the three months ended September 30, 2010.

Tenant Reimbursements

Tenant reimbursements increased $938,000, or 41%, to $3,211,000 for the three months ended September 30, 2010 compared to $2,273,000 for the three months ended September 30, 2009, due to tenant reimbursement revenue from the 2009 & 2010 acquisitions and 2009 tenant reimbursement reconciliation.

Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $898,000, or 72%, to $2,144,000 for the three months ended September 30, 2010 compared to $1,246,000 for the three months ended September 30, 2009. The increase was due to the 2009 & 2010 Acquisitions and increased operating and maintenance expenses associated with our vacant properties.

Property Taxes

Property tax expense increased $571,000, or 27%, to $2,664,000 for the three months ended September 30, 2010 compared to $2,093,000 for the three months ended September 30, 2009. The increase in property taxes was due to the 2009 & 2010 Acquisitions of office buildings and increased property taxes in the Carolina portfolio.

Interest

Interest expense increased $1,123,000, or 40%, to $3,898,000 for the three months ended September 30, 2010 compared to $2,775,000 for the three months ended September 30, 2009 as a result of placing debt on Maskew Retail Park during 2009, the assumption of debt during the 2009 acquisition of 12650 Ingenuity Drive, the assumption of debt during the 2010 acquisition of One Wayside Road, 100 Tice Blvd., and interest related to the Wells Fargo Credit Facility.

General and Administrative

General and administrative expense increased $584,000, or 59%, to $1,566,000 for the three months ended September 30, 2010 compared to $982,000 for the three months ended September 30, 2009. Of the total increase, $5,000 was due to the increase in officer and director fees; $395,000 was due to the increase in professional fees; $468,000 was largely due to the increase in organizational costs which were slightly offset by the reductions of $59,000 in general audit fees and Sarbanes-Oxley assistance, $110,000 in legal expenses, and $114,000 in shareholder servicing fees and report production costs.

Property Management Fee and Investment Management Fee to Related Party

Property management fee and investment management fee to related party increased $896,000, or 39%, to $3,199,000 for three months ended September 30, 2010 compared to $2,303,000 for the three months ended September 30, 2009. The increase was due to additional investment management fees to related party earned relative to an increase in assets under management.

Acquisition Expenses

Acquisition expenses decreased $341,000, or 13%, to $2,195,000 for three months ended September 30, 2010 compared to $2,536,000 for the three months ended September 30, 2009. The net decrease was due to reduced acquisition activity for the three months ended September 30, 2010.

Depreciation and Amortization

Depreciation and amortization expenses increased $1,440,000, or 22%, to $7,941,000 for the three months ended September 30, 2010 as compared to $6,501,000 for the three months ended September 30, 2009. The net increase is primarily due to depreciation and amortization expense related to the 2009 and 2010 acquisitions.

Interest and Other Income

Interest and other income increased $168,000, or 218%, to $245,000 for the three months ended September 30, 2010 compared to $77,000 for the three months ended September 30, 2009. The increase was due primarily to interest received on larger year-to-year cash balances.

Net Settlement Payments on Interest Rate Swaps

During the three months ended September 30, 2010, we made net payments on interest rate swaps of $568,000 compared to $203,000 during the three months ended September 30, 2009. The increase was due to a one time payment for Thames Valley Five to unwind a portion of the swap and lower variable interest rates for the three months ended September 30, 2010 as compared to the three months ended September 30 2009.

Gain on Interest Rate Swaps and Cap

Gain on interest rate swaps and cap increased $601,000, or 178%, to $263,000 for the three months ended September 30, 2010 compared ($338,000) for the three months ended September 30, 2009. The increase was primarily due to valuation gains resulting from a change in the Thames Valley Five swap notice amount.

Loss on Note Payable on Fair Value

Loss on notes payables decreased by $88,000, or 81%, to ($21,000) for the three months ended September 30, 2010 compared to ($109,000) for the three months ended September 30, 2009. The year to year change is attributable to a stabilization of UK interest rate spreads used to value the loan.

Provision for Income Taxes

Provision for income taxes increased $119,000, or 270%, to $163,000 for the three months ended September 30, 2010 compared to $44,000 for the three months ended September 30, 2009 resulting primarily from increased state tax estimates during the three months ended September 30, 2010.

Equity in income of Unconsolidated Entities

Equity in income of unconsolidated entities increased $2,465,000, or 3,331%, to $2,539,000 for the three months ended September 30, 2010 compared to $74,000 for the three months ended September 30, 2009. The increase was primarily due to the acquisition of additional properties by the Duke joint venture, improved CBRE Strategic Partners Asia performance and full quarter operating results for the UK JV and European JV entities during the three months ended September 30, 2010.

Non-Controlling Interest

Non-controlling interest decreased $14,000 to $2,000 for the three months ended September 30, 2010 compared to $16,000 for the three months ended September 30, 2009.

Comparison of Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009

Revenues

Rental

Rental revenue increased $13,062,000, or 39%, to $46,529,000 during the nine months ended September 30, 2010 compared to $33,467,000 for the nine months ended September 30, 2009. The increase was due to the ownership of 13201 Wilfred Lane, 3011, 3055 & 3077 Comcast Lane, 140 Depot Street, 12650 Ingenuity Drive, Crest Ridge Corporate Center 1, West Point Trade Center (the “2009 Acquisitions”) for the nine months ended September 30, 2010, and the acquisitions of 5160 Hacienda Drive, 10450 Pacific Center Court, 225 Summit Avenue, One Wayside Road and 100 Tice Blvd., (the “2010 Acquisitions”, together with the “2009 Acquisitions”, the “2009 & 2010 Acquisitions”) during the nine months ended September 30, 2010.

Tenant Reimbursements

Tenant reimbursements increased $2,690,000, or 43%, to $8,947,000 for the nine months ended September 30, 2010 compared to $6,257,000 for the nine months ended September 30, 2009, due to tenant reimbursement revenue from the 2009 & 2010 acquisitions and 2009 tenant reimbursement reconciliation.

Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $1,512,000, or 42%, to $5,130,000 for the nine months ended September 30, 2010 compared to $3,618,000 for the nine months ended September 30, 2009. The increase was due to the 2009 & 2010 Acquisitions and increased operating and maintenance expenses associated with our vacant properties.

Property Taxes

Property tax expense increased $2,379,000, or 44%, to $7,836,000 for the nine months ended September 30, 2010 compared to $5,457,000 for the nine months ended September 30, 2009. The increase in property taxes was due to the 2009 & 2010 Acquisitions and increased property taxes in the Carolina portfolio.

Interest

Interest expense increased $2,012,000, or 24%, to $10,232,000 for the nine months ended September 30, 2010 compared to $8,220,000 for the nine months ended September 30, 2009 as a result of placing debt on Maskew Retail Park during 2009, the assumption of debt during the 2009 acquisition of 12650 Ingenuity Drive, the assumption of debt during the 2010 acquisition of One Wayside Road, 100 Tice Blvd., and interest related to the Wells Fargo Credit Facility.

General and Administrative

General and administrative expense increased $1,333,000, or 46%, to $4,243,000 for the nine months ended September 30, 2010 compared to $2,910,000 for the nine months ended September 30, 2009. Of the total increase, $20,000 was due to the increase in officer and director fees; $570,000 was due to the increase in professional fees; $1,002,000 was largely due to the increase in organizational costs which were slightly offset by the reductions of $106,000 in general audit fees and Sarbanes-Oxley assistance; $99,000 in legal expenses; and $53,000 in shareholders servicing fees and report production costs.

Property Management Fee and Investment Management Fee to Related Party

Property management fee and investment management fee to related party increased $2,614,000, or 43%, to $8,657,000 for nine months ended September 30, 2010 compared to $6,043,000 for the nine months ended September 30, 2009. The increase was due to additional investment management fees to related party earned relative to an increase in assets under management.

Acquisition Expenses

Acquisition expenses increased $3,880,000, or 110%, to $7,414,000 for nine months ended September 30, 2010 compared to $3,534,000 for the nine months ended September 30, 2009. The net increase was related to the acquisitions of 5160 Hacienda Drive, 10450 Pacific Center Court, 225 Summit Valley, One Wayside, 100 Tice Blvd., 1400 Perimeter Parkway, 3900 N. Paramount, 3900 S. Paramount, Miramar I & II, the UK JV and European JV.

Depreciation and Amortization

Depreciation and amortization expense increased $3,531,000, or 19%, to $21,902,000 for the nine months ended September 30, 2010 as compared to $18,371,000 for the nine months ended September 30, 2009. The net increase is primarily due to depreciation and amortization expense related to the 2009 and 2010 acquisitions.

Interest and Other Income

Interest and other income increased $593,000, or 175%, to $931,000 for the nine months ended September 30, 2010 compared to $338,000 for the nine months ended September 30, 2009 as a result of placing debt on Maskew Retail Park during 2009 and the assumption of debt during the 2009 acquisition of 12650 Ingenuity Drive, in addition the assumption of debt during the 2010 acquisition of One Wayside Road and 100 Tice Blvd.

Net Settlement Payments on Interest Rate Swaps

During the nine months ended September 30, 2010, we made net payments on interest rate swaps of $1,012,000 compared to $436,000 during the nine months ended September 30, 2009. The increase is a result of a one time payment for Thames Valley Five to unwind a portion of the swap and lower variable interest rates for the nine months ended September 30, 2010 as compared to the nine months ended September 30 2009.

Loss on Interest Rate Swaps and Cap

Loss on interest rate swaps and cap increased $258,000, or 1,363%, to ($239,000) for the nine months ended September 30, 2010 compared $19,000 for the nine months ended September 30, 2009. The increase was due to valuation losses on interest rate swaps as a result of lower variable interest rates for Thames Valley Five and Albion Mills Retail Park.

Loss on Note Payable on Fair Value

Loss on notes payables decreased by $704,000, or 88%, to ($98,000) for the nine months ended September 30, 2010 compared to ($802,000) for the nine months ended September 30, 2009. The year to year change is attributable to a stabilization of UK interest rate spreads used to value the loan.

Loss on Early Extinguishment of Debt

During the nine months ended September 30, 2010, we repaid in full the existing loan at 602 Central Blvd. and incurred expense of $72,000. There was no extinguishment of debt activity during the nine months ended September 30, 2009.

Provision for Income Taxes

Provision for income taxes increased $117,000, or 88%, to $248,000 for the nine months ended September 30, 2010 compared to $131,000 for the nine months ended September 30, 2009 resulting primarily from increased state liabilities in a number of states.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities increased $7,160,000, or 403%, to $5,385,000 for the nine months ended September 30, 2010 compared to ($1,775,000) for the nine months ended September 30, 2009. The increase was primarily due to the acquisition of additional properties by the Duke joint venture and improved CBRE Strategic Partners Asia performance and operating results attributable to our June 2010 investment in the UK JV and European JV entities during the nine months ended September 30, 2010.

Non-Controlling Interest

Non-controlling interest decreased $27,000 to $9,000 for the nine months ended September, 2010 compared to $36,000 for the nine months ended September 30, 2009.

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

Historical Cash Flows

Our net cash provided by operating activities increased by $4,608,000 to $26,605,000 for the nine months ended September 30, 2010, compared to $21,997,000 for the nine months ended September 30, 2009. The increase was due to an increase in operating distributions from the Duke joint venture of $5,935,000 and increased tenant billing collections from both consolidated and unconsolidated properties; offset by lower interest income, the payment of annual property taxes for North Carolina, South Carolina and Texas properties and the expensing of acquisition costs of $7,414,000 during the nine months ended September 30, 2010.

Net cash used in investing activities increased by $75,276,000 to $242,213,000 for the nine months ended September 30, 2010, compared to $166,937,000 for the nine months ended September 30, 2009. The increase was due to the acquisitions of 5160 Hacienda Drive, 10450 Pacific Center Court, 225 Summit, One Wayside Rd., 100 Tice Blvd. and investments in the UK JV and European JV during the nine months ended September 30, 2010.

Net cash provided by financing activities increased by $166,022,000 to $397,162,000 for the nine months ended September 30, 2010, compared to $231,140,000 for the nine months ended September 30, 2009. The increase was due to an increase in proceeds from the public offering of $196,314,000, the $25,000,000 draw down of the Wells Fargo Credit Facility, a decrease in shareholder redemptions of $1,171,000 and an increase in security deposits of $1,037,000, offset by an increase in principal payments on notes payable of $11,728,000 (602 Central Blvd. note payable of $8,281,000 was paid off on March 11, 2010; Thames Valley Five note payable of $2,905,000 was paid down on July 28, 2010), a decrease in proceeds from notes payable of $22,660,000, an increase in offering costs of $9,113,000, an increase in distributions to shareholders and non-controlling interest holders of $11,061,000, an increase in deferred financing costs of $2,939,000.

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

In addition to presenting FFO in accordance with the NAREIT definition, we also disclose FFO, as adjusted, which excludes the effects of acquisition costs, non-cash impairment charges and unrealized (gain) loss in an unconsolidated entity. We believe that adjusting FFO to exclude these acquisition costs, impairment charges, and unrealized (gain) loss in an unconsolidated entity more appropriately presents our results of operations on a comparative basis. The items that we exclude from net income are subject to significant fluctuations from period to period that cause both positive and negative effects on our results of operations, often in inconsistent and unpredictable directions. The economics underlying these excluded items are not the primary factors in management’s decision-making process. Period to period fluctuations in these items can be driven by accounting for short-term factors that are not relevant to long-term investment decisions, long-term capital structures or long-term tax planning and tax structuring decisions. Therefore, while our FFO, as adjusted, clearly differs from NAREIT’s definition of FFO, and may not be comparable to similarly named measures of other REITs and real estate companies, we believe that it provides a meaningful supplemental measure of our operating performance. We believe that investors are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in planning and executing our business strategy, thus fostering a greater degree of transparency into our management process.

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

The following table presents our FFO for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Reconciliation of net loss to funds from operations
Net Loss Attributable to CB Richard Ellis Realty Trust Shareholders	$(1,206)	$(3,394)	$(5,282)	$(11,161)
Adjustments:
Non-controlling interest	(2)	(16)	(9)	(37)
Real estate depreciation and amortization	7,941	6,501	21,901	18,371
Realized gain from transfer of real estate to unconsolidated entities	—	—	(154)	—
Net effect of FFO adjustment from unconsolidated entities(1)	4,661	3,891	12,758	10,668

FFO	$11,394	$6,982	$29,214	$17,841
Other Adjustments:
Acquisition / Organization Expenses(2)	2,592	2,536	8,504	3,534
Unrealized (gain) loss in unconsolidated entity	115	214	(234)	2,505

FFO, as adjusted	$14,101	$9,732	$37,484	$23,880

(1)

Represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation) for each of our unconsolidated entities multiplied by our ownership interest in each of these unconsolidated entities during the three and nine months ended September 30, 2010 and multiplied by the percentage of income or loss recognized by us for each of these unconsolidated entities during the three and nine months ended September 30, 2009.

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

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. Assumption fees and other loan closing costs totaling $765,500 were capitalized as incurred. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. Principal payments totaling $2,821,000 were made during the nine months ended September 30, 2010. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

On May 30, 2008, we entered into a £7,500,000 financing arrangement with the Royal Bank of Scotland plc secured by the Thames Valley Five property. On July 27, 2010, we paid down the loan by £1,860,000 leaving a loan balance of £5,640,000 ($8,858,000 at September 30, 2010). The loan is for a term of five years (with a two year extension option) and bears interest at a variable rate adjusted quarterly, based on nine month GBP-based LIBOR plus 1.01%. In addition, we incurred financing costs of approximately £67,000 ($105,000 at September 30, 2010) associated with obtaining this loan. On August 14, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of September 30, 2010, and expires on May 30, 2013. In conjunction with the loan paydown, we incurred a cost of £227,000 ($361,000 at August 3, 2010) to reduce the national amount of the interest rate swap from £7,500,000 to £5,640,000. All other terms of the interest rate swap agreement remain as is. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On July 1, 2008, in connection with the acquisition of Enclave on the Lake, we assumed an $18,281,000 ($18,790,000 face value less discount of $509,000) loan from NorthMarq Capital, Inc. that bears interest at a fixed rate of 5.45% per annum and matures on May 1, 2011. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $274,000 were made during the nine months ended September 30, 2010. In addition, we incurred financing costs totaling $241,000 in conjunction with the assumption of the loan.

On October 10, 2008, we entered into a £5,771,000 ($9,064,000 at September 30, 2010) financing agreement with the Royal Bank of Scotland plc secured by Albion Mills Retail Park property. The loan is for a term of five years and bears interest at a variable rate adjusted quarterly, based on three month GBP-based LIBOR plus 1.31%. In addition, we incurred financing costs of approximately £75,000 ($118,000 at September 30, 2010) associated with obtaining this loan. On November 25, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of September 30, 2010 and expires on October 10, 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On November 18, 2008, in connection with the acquisition of Avion Midrise III & IV, we assumed $20,851,000 ($22,186,000 face value less discount of $1,335,000) fixed rate mortgage loan from Capmark Finance, Inc. that bears interest at a rate of 5.52% per annum and matures on April 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $305,000 were made during the nine months ended September 30, 2010. In addition, we incurred financing costs totaling $344,000 in conjunction with the assumption of the loan.

On August 5, 2009, in connection with the acquisition of 12650 Ingenuity Drive, we assumed a $12,572,000 ($13,539,000 face value less a discount of $967,000) fixed rate mortgage loan from PNC Bank, National Association that bears interest at a rate of 5.62% and matures on October 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $270,000 were made during the nine months ended September 30, 2010. In addition, we incurred financing costs totaling $284,000 in conjunction with the assumption of the loan.

On August 10, 2009, we entered into a £13,975,000 ($21,949,000 at September 30, 2010) financing agreement with the Abbey National Treasury Services plc secured by the Maskew Retail Park property. On September 24, 2009, we drew the full amount of the loan and concurrently entered into an interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% plus 2.26% or 5.68% per annum for the five-year term of the loan. Interest only payments are due quarterly for the term of the loan with principal due at maturity. In addition, we incurred financing costs of approximately £268,000 ($422,000 at September 30, 2010) associated with obtaining this loan.

On June 24, 2010, we assumed two loans in connection with the acquisition of One Wayside Road (i) $14,888,000 ($14,633,000 at face value plus a premium of $255,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.66% and matures on August 1, 2015 and (ii) $12,479,000 ($12,132,000 at face value plus a premium of $347,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.92% and matures on August 1, 2015. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $146,000 were made during the nine months ended September 2010 on the two loans. In addition, we incurred financing costs totaling $342,000 in conjunction with the assumption of the loans.

On September 28, 2010, we assumed two loans in connection with the acquisition of 100 Tice Blvd. (i) $23,136,000 (21,218,000 at face value plus a premium of 1,918,000) fixed rate market from Principal Life Insurance Company that bears interest at a rate of 5.97% matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017 (ii) $23,136,000 ($21,217,000 at a face value plus a premium of $1,919,000) fixed rate mortgage from Hartford Life and Accidental Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017. Principal and interest payments are due monthly. There were no principal payments made during the period ending September 30, 2010. In addition, we incurred financing costs totaling $476,000 in conjunction with the assumption of the loans.

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

On May 26, 2010, we entered into a $70,000,000 revolving credit facility through our subsidiaries with Wells Fargo Bank, N.A., or the Wells Fargo Credit Facility. The initial maturity date of the Wells Fargo Credit Facility is May 26, 2014, however we may extend the maturity date to May 26, 2015, subject to certain conditions. $15,000,000 of the Wells Fargo Credit Facility was initially drawn upon closing on May 26, 2010, and is included in Loan Payable on our consolidated balance sheet with $55,000,000 initially remaining available for disbursement during the term of the facility. We have the right to prepay any outstanding amount of the Wells Fargo Credit Facility, in whole or in part, without premium or penalty at any time during the term of this Wells Fargo Credit Facility, however, we initially could not reduce the outstanding principal balance below a minimum outstanding amount of $15,000,000, without reducing the total $70,000,000 Wells Fargo Credit Facility capacity. Initially, the Wells Fargo Credit Facility had a floating interest rate of 300 basis points over the LIBOR, however this interest rate would be at least 4.00% for any of the outstanding balance that was not subject to an interest rate swap with an initial term of at least two years. Upon closing on May 26, 2010, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. to effectively fix the interest rate on the initial $15,000,000 outstanding loan amount at 5.10% for the four-year term of the facility. The interest rate swap was designated as a qualifying cash flow hedge at the start date of the hedge relationship as described in Note 14 “Derivative Instruments.” The Wells Fargo Credit Facility was initially secured by our 13201 Wilfred, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, Crest Ridge Corporate Center I and West Point Trade Center properties. In addition, CBRE OP provides a limited guarantee for the Wells Fargo Credit Facility. The Wells Fargo Credit Facility is subject to certain customary financial covenants, including certain negative financial covenants, which we believe we were in compliance with as of September 30, 2010. A commitment fee of $1,050,000 was paid to Wells Fargo Bank, N.A. at the initial closing.

On August 31, 2010, we entered into the Amended Wells Fargo Credit Facility to expand the Wells Fargo Credit Facility from its initial capacity of $70,000,000 to an amended capacity of $125,000,000. In connection with the Amended Wells Fargo Credit Facility, the minimum outstanding amount was increased to $25,000,000 and as such an additional $10,000,000 was drawn (in addition to the $15,000,000 initially drawn on May 26, 2010) with the remaining $100,000,000 available for disbursement during the term of the facility. The $25,000,000 is included in Loan Payable on our condensed consolidated balance sheet. The Amended Wells Fargo Credit Facility is secured by an additional three of our properties, for a total of eight properties in all: 13201 Wilfred Lane, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, Crest Ridge Corporate Center, West Point Trade Center, 5160 Hacienda Drive, 10450 Pacific Center Court and 225 Summit Avenue. The interest rate was reduced by 25 basis points to 275 basis points over LIBOR (which rate will apply to all withdrawals from the Amended Wells Fargo Credit Facility other than the initial $15,000,000 that was drawn on May 26, 2010) and the initial interest rate floor of 4.00% was eliminated. The initial maturity date remains May 26, 2014, however we may extend the maturity date to May 26, 2015, subject to certain conditions. The Amended Wells Fargo Credit Facility is subject to certain representations and warranties and customary financial covenants (including certain negative financial covenants) with which we believe we were in compliance as of September 30, 2010. A commitment fee of $632,500 was paid to Wells Fargo Bank, N.A. at closing of the Amended Wells Fargo Credit Facility. We will also pay certain other customary fees in connection with the Wells Fargo Credit Facility and the Amended Wells Fargo Credit Facility including fees related to the unused loan amount, extension, administrative and other fees, the amount of which in some cases is subject to certain terms and conditions.

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

2010 Quarters		First	Second	Third
Total distributions declared and paid		$16,841,000	$19,266,000	$21,623,000
Distributions per share		$0.15	$0.15	$0.15
Amount of distributions per share funded by cash flows provided by operating entities		$0.1212	$0.0540	$0.0826
Amount of distributions per share funded by uninvested proceeds from financings of our properties		$0.0288	$0.0960	$0.0674

2009 Quarters	First	Second	Third	Fourth
Total distributions declared and paid	$10,066,000	$11,181,000	$12,767.000	$14,750,000
Distributions per share	$0.15	$0.15	$0.15	$0.15
Amount of distributions per share funded by cash flows provided by operating entities	$0.0903	$0.0643	$0.1309	$0.0434
Amount of distributions per share funded by uninvested proceeds from financings of our properties	$0.0597	$0.0857	$0.0191	$0.1066

For the quarter ended September 30, 2010, distributions were funded 55.08% by cash flows provided by operating activities and 44.92% from uninvested proceeds from financings of our properties. In addition, distributions totaling $8,390,000 were reinvested in our common shares pursuant to our dividend reinvestment plan during the quarter ended September 30, 2010.

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

Off-Balance Sheet Arrangements

As of September 30, 2010, we had five Investments in Unconsolidated Entities: (i) a 5.07% ownership interest in CBRE Strategic Partners Asia, (ii) an 80% ownership interest in the Duke joint venture (iii) a 90% ownership interest in Afton Ridge, (iv) an 80% ownership interest in the UK JV and (v) an 80% investment in the European JV. Our investments are discussed in Note 4, “Investments in Unconsolidated Entities” in the accompanying consolidated financial statements.

Contractual Obligations and Commitments

The following table provides information with respect to our consolidated property contractual obligations at September 30, 2010 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Note Payable (and interest payments) Collateralized by REMEC Corporate Campus	$(13,990)	$ (635)	$(13,355)	$—	$—
Note Payable (and interest payments) Collateralized by 300 Constitution Drive	(12,920)	(581)	(12,339)	—	—
Note Payable (and interest payments) Collateralized by Deerfield Commons I	(12,301)	(609)	(1,286)	(1,286)	(9,120)
Note Payable (and interest payments) Collateralized by Bolingbrook Point III	(11,051)	(473)	(947)	(9,631)	—
Notes Payable (and interest payments) Collateralized by the Carolina Portfolio	(75,156)	(6,980)	(13,808)	(13,351)	(41,017)
Note Payable (and interest payments) Collateralized by Lakeside Office Center	(11,614)	(552)	(1,299)	(9,763)	—
Note Payable (and interest payments) Collateralized by Thames Valley Five(1)	(9,315)	(152)	(9,163)	—	—
Note Payable (and interest payments) Collateralized by Enclave on the Lake	(18,650)	(18,650)	—	—	—
Note Payable (and interest payments) Collateralized by Albion Mills Retail Park(1)	(9,665)	(185)	(370)	(9,110)	—
Note Payable (and interest payments) Collateralized by Avion Midrise III & IV	(25,608)	(1,618)	(3,237)	(20,753)	—
Note Payable (and interest payments) Collateralized by 12650 Ingenuity Drive	(16,030)	(1,118)	(2,236)	(12,676)	—
Note Payable (and interest payments) Collateralized by Maskew Retail Park(1)	(24,739)	(656)	(1,313)	(22,770)	—
Loan Payable ( and interest payments) Wells Fargo Credit Facility(1)(2)	(17,796)	(765)	(1,530)	(15,501)	—
Loan Payable ( and interest payments) Wells Fargo Credit Facility(2)(3)	(10,000)	—	—	(10,000)	—
Notes Payable (and interest payments) Collateralized by One Wayside Road	(33,739)	(2,127)	(4,254)	(27,358)	—
Notes Payable (and interest payments) Collateralized by 100 Tice Blvd.	(62,081)	(3,469)	(6,939)	(6,938)	(44,735)

Total Consolidated Properties	$(364,655)	$(38,570)	$(72,076)	$(159,137)	$(94,872)

(1)

These contractual obligations included the expected net payments due under interest rate swap agreements where in each case we have swapped our variable interest rate payments due under the debt agreements for fixed rates of interest payments.

(2)	Includes eight properties (see Note 6 “Debt”) that secure the Wells Fargo Credit Facility.

(3)	Represents outstanding principal for this variable rate debt agreement.

The following table provides information with respect to our unconsolidated property contractual obligations at September 30, 2010 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Note Payable (and interest payments) Collateralized by Duke joint venture	$(140,655)	$(6,696)	$(13,392)	$(120,567)	$—
Note Payable (and interest payments) Collateralized by Afton Ridge joint venture	(26,983)	(1,308)	(2,616)	(23,059)	—

Total Unconsolidated Properties(1)	$(167,638)	$(8,004)	$(16,008)	$(143,626)	$—

(1)	Unconsolidated payment amounts are at our pro rata share of effective ownership and exclude our investment in CBRE Strategic Partners Asia.

As of September 30, 2010, we were committed to pay $2,163,000 in accrued offering costs. The timing of future payments is uncertain.

As of September 30, 2010, we had an unfunded investment commitment in CBRE Strategic Partners Asia totaling $7,395,000. The timing of future payments is uncertain.

Income Taxes

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2004. As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute currently to our shareholders. Under the Internal Revenue Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they generally distribute at least 90% of their annual net taxable income (excluding net capital gains) to their shareholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to state, local and foreign taxes on our income and property and to U.S. federal income and excise taxes on our undistributed gross income. Included as a component of our tax provision, we have incurred income and other taxes (franchise, local and state government and international) related to our continuing operations in the amount of $163,000 and $44,000, $245,000 and $131,000 for California, Georgia, Massachusetts, Minnesota, Texas and North Carolina impacting our operations during the three and nine months ended September 30, 2010 and 2009, respectively.

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

We may be exposed to the effects of foreign exchange rate changes from our investments in unconsolidated entities with operations in China, Japan, United Kingdom and the European Union, as well as our consolidated operations in the United Kingdom.

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

Notes Payable secured by real property are summarized as follows (in thousands):

	Interest Rate as of			Notes Payable as of
Property	September 30, 2010	December 31, 2009	Maturity Date	September 30, 2010	December 31, 2009
REMEC	4.79%	4.79%	November 1, 2011	$13,250	$13,250
300 Constitution	4.84	4.84	April 1, 2012	12,000	12,000
Deerfield Commons I.(1)	5.23	5.23	December 1, 2015	9,725	9,725
602 Central Blvd.(2)	—	1.25	—	—	8,886
Bolingbrook Point III	5.26	5.26	January 1, 2015	9,000	9,000
Fairforest Bldg. 5(3)	6.33	6.33	February 1, 2024	9,983	10,330
Fairforest Bldg. 6(3)	5.42	5.42	June 1, 2019	3,056	3,257
HJ Park—Bldg. 1(3)	4.98	4.98	March 1, 2013	716	914
North Rhett I(3)	5.65	5.65	August 1, 2019	3,993	4,246
North Rhett II(3)	5.20	5.20	October 1, 2020	2,222	2,345
North Rhett III(3)	5.75	5.75	February 1, 2020	1,796	1,903
North Rhett IV(3)	5.80	5.80	February 1, 2025	10,003	10,328
Mt Holly Bldg.(3)	5.20	5.20	October 1, 2020	2,222	2,345
Orangeburg Park Bldg(3)	5.20	5.20	October 1, 2020	2,260	2,385
Kings Mountain I(3)	5.27	5.27	October 1, 2020	1,923	2,030
Kings Mountain II(3)	5.47	5.47	January 1, 2020	5,712	6,057
Union Cross Bldg. I(3)	5.50	5.50	July 1, 2021	2,796	2,935
Union Cross Bldg. II(3)	5.53	5.53	June 1, 2021	8,544	8,972
Thames Valley Five(4)(5)	6.42	6.42	May 30, 2013	8,858	12,117
Lakeside Office Center(6)	6.03	6.03	September 1, 2015	9,000	9,000
Enclave on the Lake(7)	5.45	5.45	May 1, 2011	18,000	18,274
Albion Mills Retail Park(4)(8)(9)	5.25	5.25	October 10, 2013	9,064	9,323
Avion Midrise III & IV(10)	5.52	5.52	April 1, 2014	21,460	21,765
12650 Ingenuity Drive(11)	5.62	5.62	October 1, 2014	13,154	13,424
Maskew Retail Park(4)(12)	5.68	5.68	August 10, 2014	21,949	22,578
One Wayside Road(13)	5.66	—	August 1, 2015	14,550	—
One Wayside Road(13)	5.92	—	August 1, 2015	12,070	—
100 Tice Blvd(14)	5.97	—	September 15, 2017	21,218	—
100 Tice Blvd(14)	5.97	—	September 15, 2017	21,217	—

Notes Payable				269,741	217,389
Plus Premium				4,311	—
Less Discount				(3,931)	(4,615)
Less Albion Mills Retail Park Fair Value Adjustment				(238)	(349)

Notes Payable Net of Premiums / Discounts and Fair Value Adjustment				$269,883	$212,425

(1)	Interest only payments are due monthly for the first 60 months of the loan term. Principal and interest payments are due monthly for the remaining 60 months of the loan term.

(2)	This loan was fully paid off on March 11, 2010.

(3)

These notes payable were assumed from the seller of the Carolina Portfolio on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount.

(4)	These loans are subject to certain financial covenants (interest coverage and loan to value).

(5)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of September 30, 2010 which expires on May 30, 2013. The stated rates on the mortgage note payable were 1.72% and 1.59% at September 30, 2010 and December 31, 2009, respectively, and were based on GBP-based LIBOR plus a spread of 1.01%.

(6)	Interest only payments are due monthly for the first 36 months of the loan term. Principal and interest payments are due monthly for the remaining 48 months of the loan term.

(7)	The loan was assumed from the seller of Enclave on the Lake on July 1, 2008 and was recorded at estimated fair value, which includes the discount.

(8)	The Albion Mills Retail Park notes payable balance is presented at cost basis. This loan is carried on our balance sheet at fair value (see Note 15).

(9)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of September 30, 2010 which expires on October 10, 2013. The stated rates on the mortgage note payable were 2.04% and 1.88% at September 30, 2010 and December 31, 2009, respectively, and were based on GBP-based LIBOR plus a spread of 1.31%.

(10)	The loan was assumed from the seller of Avion Midrise III & IV on November 18, 2008 and was recorded at estimated fair value which includes the discount.

(11)	The loan was assumed from the seller of 12650 Ingenuity Drive on August 5, 2009 and was recorded at estimated fair value which includes the discount.

(12)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% plus 2.26 or 5.68% per annum as of September 30, 2010 which expires on August 10, 2014. The stated rates on the mortgage note payable was 2.99% and 2.83% at September 30, 2010 and December 31, 2009, respectively, and were based on GBP-based LIBOR plus a spread of 2.26%.

(13)	The two loans were assumed from the seller of One Wayside Road on June 24, 2010 and were recorded at estimated fair value which included the premiums.

(14)	The two loans were assumed from the seller of 100 Tice Blvd. on September 28, 2010 and were recorded at estimated fair value which included the premiums.

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

The fair value of long-term debt was estimated based on current interest rates available to us for debt instruments with similar terms. The following table summarizes our financial instruments and their calculated fair value at September 30, 2010 and December 31, 2009 (in thousands):

	As of September 30, 2010
	Carrying Value	Total Fair Value
Financial Liabilities:
Interest Rate Swaps	$(3,708)	$(3,708)
Notes Payable	(269,883)	(272,266)
Loan Payable	(25,000)	(25,000)

A 100 basis point increase or decrease in interest rates would increase or decrease the fair market value of our notes payable by $8,776,000 at September 30, 2010. In addition, a 100 basis point increase or decrease in interest rates would either increase or decrease annual variable interest expense as follows; approximately $89,000 on the Thames Valley Five property, approximately $91,000 on the Albion Mills Retail Park property and approximately $219,000 on the Maskew Retail Park property.

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

Debt Maturities

The following table details our consolidated and unconsolidated debt maturities as of September 30, 2010 (in thousands):

	Consolidated Debt			Unconsolidated Debt(1)						Consolidated & Unconsolidated Debt (1)
	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization		Term Maturities		Total		Scheduled Amortization	Term Maturities	Total
2010 (Three months ending December 31, 2010)	$1,643	$—	$1,643	$		$		$		$1,643	$—	$1,643
2011	6,714	31,028	37,742		—		—		—	6,714	31,028	37,742
2012	7,037	12,000	19,037		—		—		—	7,037	12,000	19,037
2013(2)	7,218	17,922	25,140		—		102,310		102,310	7,218	120,232	127,450
2014	7,100	78,261	85,361		—		40,640		40,640	7,100	118,901	126,001
2015	6,589	49,838	56,427		—		—		—	6,589	49,838	56,427
2016	6,246	—	6,246		—		—		—	6,246	—	6,246
2017	6,254	34,326	40,580		—		—		—	6,254	34,326	40,580
2018	5,516	—	5,516		—		—		—	5,516	—	5,516
2019	5,420	—	5,420		—		—		—	5,420	—	5,420
2020	3,959	—	3,959		—		—		—	3,959	—	3,959
Thereafter	7,670	—	7,670		—		—		—	7,670	—	7,670

Total	$71,366	$223,375	$294,741		$—		$142,950		$142,950	$71,366	$366,325	$437,691

Weighted Average Maturity (years)			4.74						3.53			4.35
Weighted Average Interest Rate			5.59%						5.60%			5.59%

(1)	Unconsolidated debt amounts are at our pro rata share of effective ownership.

(2)

The Thames Valley Five consolidated debt ($8,858,000 at September 30, 2010) maturity date may be extended for an additional two years from May, 2013 to May, 2015. In addition, Afton Ridge has the option to extend the maturity date of the unconsolidated debt ($22,950,000 at September 30, 2010 – our share) for one additional year from October, 2013 to October, 2014.

Encumbered and Unencumbered Properties

The following table details our Encumbered and Unencumbered properties as of September 30, 2010 (Approximate Acquisition Cost and Debt Balance in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties (1)
	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance
Encumbered Properties(2)	38	$811,155	$294,741	8	$272,487	$142,950	46	$1,083,642	$437,691
Unencumbered Properties	25	172,655	—	14	199,128	—	39	371,783	—

Total Properties	63	$983,810	$294,741	22	$471,615	$142,950	85	$1,455,425	$437,691

(1)

Number of Properties at 100%. Approximate Acquisition Cost and Debt Balance for Unconsolidated Properties are at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

(2)	Includes eight properties that secure the Wells Fargo Credit Facility (see Note 6 “Debt”).

Subsequent Events

From October 1, 2010 through November 5, 2010, we received gross proceeds from our current public offering of approximately $46,271,369 from the sale of 4,676,341 common shares.

On October 12, 2010, we acquired Ten Parkway North, located in the Parkway North Center development in Deerfield, Illinois, a suburb of Chicago. We acquired Ten Parkway North for approximately $25,000,000, exclusive of customary closing costs, using the net proceeds from this offering. Upon closing, we paid the Investment Advisor a $1,014,000 acquisition fee. Ten Parkway North is a 99,566 square foot, three-story office building constructed in 1999 that is 100% leased to Markel Midwest, Inc. through January 2020 and is used as a regional headquarters building. Markel Midwest, Inc. is an operating subsidiary of Markel Corporation (NYSE: MKL), an international insurance holding company that sells specialty insurance products and programs to a variety of niche markets.

On October 15, 2010, we entered into two agreements of sale, one with 70 Hudson Street, L.L.C. and 70 Hudson Street Urban Renewal Associates, L.L.C. and the other with 90 Hudson Street, L.L.C. and 90 Hudson Street Urban Renewal Associates, L.L.C., all unrelated third parties, to acquire, subject to customary closing conditions, two office buildings located at 70 Hudson Street, or 70 Hudson, and 90 Hudson Street, or 90 Hudson, in Jersey City, New Jersey (collectively, “70 & 90 Hudson”). The total of the two purchase prices for 70 & 90 Hudson is $310,000,000, exclusive of customary closing costs and the assumption of approximately $240,000,000 in two existing mortgage loans. We anticipate that the estimated $70,000,000 balance of the aggregate purchase price will be funded using the net proceeds from our current public offering. We deposited $3,000,000 into an escrow account upon the execution of the agreements that is refundable in the event certain closing conditions are not met. 70 Hudson is a 409,272 square foot, 12-story office building constructed in 2000 that is 100% net-leased through January 2016 to Long Island Holding, LLC, a wholly-owned subsidiary of Barclays Capital, Inc., a leading global investment bank based in the United Kingdom. Barclay’s Capital Inc. is the investment banking division of Barclay’s Bank PLC (NYSE: BCS), a global bank. 90 Hudson is a 418,046 square foot, 12-story office building constructed in 1999 that is 100% leased with approximately 59% of the building leased through December 2024 to Lord Abbett & Co., LLC, an employee owned investment manager. While we anticipate that these acquisitions will close during the first quarter of 2011, the agreements to acquire the properties are subject to a number of contingencies and therefore there can be no assurances that these acquisitions will occur.

On October 8, 2010, we entered into a purchase and sale agreement with the Teachers Insurance and Annuity Association of America (“TIAA”), an unrelated third party, to acquire, subject to customary closing conditions, a portfolio of seven warehouse distribution centers (the “National Industrial Portfolio”) located in Arizona, Florida, Kentucky, Ohio, Texas and Utah, for an aggregate purchase price of approximately $95,000,000, exclusive customary closing costs. The National Industrial Portfolio consists of seven warehouse distribution centers constructed between 1998 and 2002 located in the markets of Dallas/Fort Worth, Texas; Cincinnati, Ohio; Columbus, Ohio; Phoenix, Arizona; Salt Lake City, Utah; and Jacksonville, Florida. The National Industrial Portfolio totals approximately 2,534,037 square feet and is currently 80.5% leased to 10 tenants. On October 27, 2010, we acquired six of the seven warehouse distribution centers that comprise the National Industrial Portfolio, using the net proceeds from our current public offering, as detailed below.

Property and Market	Year Built	Tenant	Net Rentable Sq. Feet	Percentage Leased	Leased Expiration	Approximate Total Acquisition Cost
4701 Gold Spike Drive
Dallas, TX	2002	ConAgra Foods	420,360	100%	04/2025	$20,000,000
		Packaged Foods, LLC
1985 International Way
Cincinnati, OH	1998	McLane Foodservice, Inc.	189,400	100%	12/2013	$14,750,000
Tolleson Commerce Park II
Phoenix, AZ	1999	Menlo Logistics, Inc.;	217,422	47.3%;	07/2011;	$9,500,000
		Docusafe of Phoenix, Inc.;		30.6%;	03/2017;
		Weber Distribution, LLC		22.1%	02/2012
Rickenbacker II
Columbus, OH	1999	Excel, Inc	434,120	47.4%	12/2011	$8,750,000
Summit Distribution Center
Salt Lake City, UT	2001	Cummins Filtration, Inc.;	275,080	43.5%;	03/2014;	$12,500,000
		Big O Development, LLC;		39.1%;	11/2013;
		Marko Product, Inc.		17.4%	01/2013
3660 Deerpark Boulevard
Jacksonville, FL	2002	ConAgra Foods Packaged Foods, LLC	321,500	100%	07/2014	$15,750,000

Upon closing, we paid the investment advisor a $1,224,000 acquisition fee. While we anticipate that the acquisition of the seventh property in the National Industrial Portfolio will close during the fourth quarter of 2010, the agreement to acquire the seventh property is subject to a number of contingencies and therefore there can be no assurances that this acquisition will occur.

On October 28, 2010, the European JV acquired Langenbach, located at 85416 Langenbach, Germany, a suburb of Munich, for approximately $23,339,643, exclusive of customary closing costs, using the net proceeds from our current public offering. Upon closing, we paid the investment advisor a $280,074 acquisition fee. Langenbach is a 225,106 square foot warehouse distribution center that was constructed in 2010 and is 100% leased to DSV Stuttgart GmbH & Co. KG (“DSV”) through July 2015. DSV provides transportation services and logistics solutions globally. We own an 80% interest in the European JV.

On October 29, 2010, we entered into a purchase and sale agreement with AOL Inc., an unrelated third party, to acquire, subject to customary closing conditions, four office buildings located at 22110 Pacific Boulevard, 22260 Pacific Boulevard, 22265 Pacific Boulevard and 22270 Pacific Boulevard as well as two parcels of undeveloped land located at 22275 Pacific Boulevard and 22341 Dresden Street in Dulles, Virginia, that collectively form the eastern portion of the AOL Inc. Dulles, Virginia corporate campus (collectively, “Pacific Corporate Park”). The total purchase price for Pacific Corporate Park is $144,500,000, exclusive of customary closing costs. We anticipate that the acquisition will be funded using the net proceeds from our current public offering. We deposited $7,500,000 into an escrow account upon the execution of the Agreement that is refundable in the event certain closing conditions are not met. Pacific Corporate Park consists of four office buildings constructed between 2000 and 2002 totaling approximately 696,387 square feet plus 22 acres of additional land entitled for two 180,000 square foot buildings. Pacific Corporate Park is currently 100% net-leased, with 96% leased through February 2021 to Raytheon Company (NYSE: RTN), a developer of products, services and solutions in the defense industry. While we anticipate that this acquisition will close during the fourth quarter of 2010, the agreement to acquire Pacific Corporate Park is subject to a number of contingencies and therefore there can be no assurances that this acquisition will occur.

On November 5, 2010, we entered into a purchase and sale agreement to acquire, subject to customary closing conditions, 100 Kimball Drive located at 100 Kimball Drive, Parsippany, New Jersey. The total purchase price for 100 Kimball Drive is $60,250,000, exclusive of customary closing costs. We anticipate that the acquisition will be funded using the net proceeds from our current public offering. We deposited $2,000,000 into an escrow account upon the execution of the agreement that is refundable in the event certain closing conditions are not met. 100 Kimball Drive is a five-story, 175,000 square foot office building constructed in 2007. 100 Kimball Drive is currently 100% net-leased to Deloitte LLP through July 2020. Deloitte LLP is the US member firm of Deloitte Touche Tohmatsu and one of the largest professional services firms in the United States. While we anticipate that this acquisition will close during the fourth quarter of 2010, the agreement to acquire 100 Kimball Drive is subject to a number of contingencies and therefore there can be no assurances that this acquisition will occur.

On November 5, 2010, we entered into a purchase and sale agreement to acquire, subject to customary closing conditions, Sky Harbor Operations Center located at 1820 E. Sky Harbor Circle South, Phoenix, Arizona. The total purchase price for Sky Harbor Operations Center is $53,500,000, exclusive of customary closing costs. We anticipate that the acquisition will be funded using the net proceeds from our current public offering. We deposited $1,000,000 into an escrow account upon the execution of the agreement that is refundable in the event certain closing conditions are not met. Sky Harbor Operations Center is a two-story 396,179 square foot office building constructed in 2003. Sky Harbor Operations Center is currently 100% net-leased to JPMorgan Chase Bank, National Association (“JPMorgan”) through September 2027. JPMorgan is a subsidiary of JP Morgan Chase & Co. and provides commercial banking and retail financial services. While we anticipate that this acquisition will close during the fourth quarter of 2010, the agreement to acquire Sky Harbor Operations Center is subject to a number of contingencies and therefore there can be no assurances that this acquisition will occur.

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

Changes in Internal Controls Over Financial Reporting

No changes in internal control over financial reporting occurred during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not party to any material legal proceedings as of September 30, 2010.

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

Unregistered Sales of Securities and Repurchases of Securities

During the three months ended September 30, 2010, we did not sell any equity securities that are not registered under the Securities Act of 1933, as amended.

The following table provides information with respect to our Share Redemption Program for the three months ended September 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
July	376,689.84	$9.08	N/A	N/A
August	—	—	N/A	N/A
September	—	—	N/A	N/A
Total	376,689.84	$9.08	N/A	N/A

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

The registration statement relating to our follow-on public offering (No. 333-152653) was declared effective on January 30, 2009. CNL Securities Corp. is the Dealer Manager of our follow-on offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through September 30, 2010, we had accepted subscriptions from 23,684 investors, issued 91,787,884 common shares and received $915,992,387 in gross offering proceeds pursuant to our public offering after payment of $13,246,000 in acquisition fees and related expenses, payment of approximately $45,259,000 in selling commissions, $17,604,000 in dealer manager fees, $6,931,000 in marketing support fees and payment of approximately $11,644,000 in organization and offering expenses, as of September 30, 2010, we had raised aggregate net offering proceeds of approximately $821,308,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Agreement of Sale, by and among 70 Hudson Street, L.L.C., 70 Hudson Street Urban Renewal Associates, L.L.C. and RT 70 Hudson, LLC dated October 15, 2010, filed herewith.

10.2	Agreement of Sale, by and among 90 Hudson Street, L.L.C., 90 Hudson Street Urban Renewal Associates, L.L.C. and RT 90 Hudson, LLC dated October 15, 2010, filed herewith.

10.3	Agreement for Purchase and Sale of Real Property, by and between AOL Inc. and RT Pacific Blvd, LLC, dated October 29, 2010, filed herewith.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CB RICHARD ELLIS REALTY TRUST

Date: November 12, 2010	/s/ JACK A. CUNEO
Jack A. Cuneo
President and Chief Executive Officer

Date: November 12, 2010	/s/ LAURIE E. ROMANAK
Laurie E. Romanak
Chief Financial Officer