Form 10-K
period 2010-12-31
CB RICHARD ELLIS REALTY TRUST
filed 2011-03-30
CIK 1297587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒ .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒ .

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Since there was no established market for the voting and non-voting common shares as of June 30, 2010, there was no market value for the common shares held by non-affiliates of the registrant as of such date.

The number of shares outstanding of the registrant’s common shares, $0.01 par value, was 172,025,430 as of March 17, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2011 Annual Shareholders’ Meeting expected to be filed on or prior to April 30, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.

CB RICHARD ELLIS REALTY TRUST

FORM 10-K

PART I

ITEM 1.	BUSINESS

Overview

CB Richard Ellis Realty Trust is a Maryland real estate investment trust that invests in real estate, focusing on office, industrial (primarily warehouse/distribution), retail and potentially multi-family residential properties. As of December 31, 2010, we owned, on a consolidated basis, 73 office, industrial (primarily warehouse/distribution) and retail properties located in 15 states (Arizona, California, Florida, Georgia, Illinois, Massachusetts, Minnesota, New Jersey, North Carolina, Ohio, South Carolina, Texas, Utah and Virginia) and in the United Kingdom encompassing approximately 12,800,000 rentable square feet in the aggregate. In addition, we have ownership interests in five unconsolidated entities that, as of December 31, 2010, owned interests in 38 properties. Excluding those properties owned through our investment in CB Richard Ellis Strategic Partners Asia II, L.P. (“CBRE Strategic Partners Asia”), we owned, on an unconsolidated basis, 30 industrial, office and retail properties located in eight states (Arizona, Florida, Indiana, Missouri, North Carolina, Ohio, Tennessee and Texas) and in the United Kingdom and Europe encompassing approximately 9,901,000 rentable square feet in the aggregate.

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

The registration statement relating to our follow-on public offering was declared effective by the Securities and Exchange Commission (the “SEC”) on January 30, 2009. CNL Securities Corp. is the dealer manager of our offering (the “Dealer Manager”). The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through December 31, 2010, we had accepted subscriptions from 26,244 investors and we had received gross offering proceeds of approximately $1,010,076,294 from the sale of 101,245,478 common shares including 4,756,981 common shares issued pursuant to our dividend reinvestment plan.

From October 24, 2006 through December 31, 2010, we had accepted subscriptions from 39,514 investors, issued 162,054,446 common shares, including 6,244,924 common shares issued pursuant to our dividend reinvestment plan, and received $1,617,421,996 in gross proceeds. As of December 31, 2010, 164,511,252 common shares were issued and outstanding.

We are an externally managed REIT, and have retained CBRE Advisors LLC as our investment advisor (the “Investment Advisor”). The Investment Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions on our behalf. The Investment Advisor receives advisory services relating to real estate acquisitions, property management and communications with existing investors and, in addition, receives marketing and other operational services from CNL Fund Management Company, an affiliate of CNL Securities Corp pursuant to a sub-advisory agreement. We hold all of our real estate investments directly or indirectly through our operating partnership, CBRE Operating Partnership, L.P. (“CBRE OP”).

We benefit from the investment expertise and experience of the Investment Advisor, which is an affiliate of our sponsor CB Richard Ellis Investors, L.L.C. (“CBRE Investors”). CBRE Investors is a real estate investment management company and a registered investment advisor with the SEC. CBRE Investors is a wholly-owned subsidiary of CB Richard Ellis Group, Inc. (NYSE: CBG), or CB Richard Ellis. We have elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes. As a REIT, we generally will not be subject to U.S. federal income tax on that portion of our income that we distribute to our shareholders if, in general, at least 90% of our net taxable income (excluding net capital gain) is distributed to our shareholders.

Unless the context otherwise requires or indicates, references to “CBRE REIT,” “we,” “our” and “us” refer to the activities of and the assets and liabilities of the business and operations of CB Richard Ellis Realty Trust and its subsidiaries.

Investment Objectives and Acquisition Policies

When we invest in real estate properties, focusing on office, industrial (primarily warehouse/distribution), retail and potentially multi-family residential properties and other investment assets, we compete with a variety of institutional investors, including other REITs, insurance companies, mutual funds, pension funds, investment banking firms, banks and other financial institutions that invest in the same types of assets. Many of these investors have greater financial resources and access to lower costs of capital than we do. The existence of these competitive entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of the types of properties we are seeking to acquire, resulting in higher prices and lower yields on assets. The consideration we agree to pay for real property shall ordinarily be based on the fair market value of the property as determined by a majority of our trustees.

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

In 2010, our Board of Trustees established a Special Committee of the Board (the “Special Committee”) consisting of all of the Board’s independent trustees, Messrs. Black (Chairman) Reid and Orphanides, to explore and review our strategic alternatives and liquidity events in accordance with our investment objectives. There can be no assurance that the exploration of strategic alternatives will result in any particular outcome. We do not anticipate any further public comment on this matter unless and until the Special Committee deems it necessary.

We cannot assure you that we will attain these objectives or that our capital will not decrease. We may not change our investment objectives, except upon approval of shareholders holding a majority of our outstanding shares; however, our Board of Trustees may change any of our investment policies without prior notice to you or a vote of our shareholders.

We employ an enhanced income investment strategy designed to maximize risk-adjusted returns. To do so, we purchase, actively and passively manage and sell properties located in the business districts and suburban markets of major metropolitan areas. Our primary focus is on office, industrial (primarily warehouse/distribution), retail and potentially multi-family residential properties. The number and aggregate purchase price of properties we acquire in each asset class will depend upon real estate and market conditions and other circumstances existing at the time we acquire assets.

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

We hold all of our real estate investments directly or indirectly through our operating partnership, CBRE OP. We are the sole general partner of CBRE OP. Our ownership of properties in CBRE OP is referred to as an Umbrella Partnership REIT, or “UPREIT.” We believe the UPREIT structure is a competitive advantage for us when seeking to acquire assets, because it allows potential sellers of properties to defer gain recognition for U.S. federal income tax purposes by contributing properties to CBRE OP in return for an interest therein. Although we are not limited as to the form our investments may take, our investments in real estate generally take the form of holding fee title or a long-term leasehold estate in the properties we acquire. We acquire such interests either directly in CBRE OP or indirectly by acquiring membership interests in, or acquisitions of property through, limited liability companies or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with developers of properties, affiliates of the Investment Advisor or other persons. In addition, we may purchase properties and lease them back to the sellers of such properties.

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

Our obligation to close the purchase of any property is generally conditioned upon the delivery and verification of certain documents from the seller or developer, including, where appropriate:

¡	plans and specifications;

¡	leases;

¡	environmental reports;

¡	surveys;

¡	evidence of marketable title subject to such liens and encumbrances as are acceptable to the Investment Advisor;

¡	title and liability insurance policies; and

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

Development and Construction of Properties

We have invested in, and may in the future invest in properties on which improvements are to be constructed or completed. We are not restricted in our ability to invest in such properties. To help ensure performance by the builders of properties that are under construction, completion of properties under construction may be guaranteed at the price contracted either by an adequate completion bond or performance bond. We may rely, however, upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the person entering into the construction or development contract as an alternative to a completion bond or performance bond. Development of real estate properties is subject to risks relating to a builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables.

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

Joint Venture Investments

We have entered into, and may in the future enter into, joint ventures, partnerships, co-tenancies and other co-ownership arrangements or participations with real estate developers, owners and other affiliated third-parties, including other programs sponsored by CBRE Investors, for the purpose of developing, owning and operating real properties. In determining whether to invest in a particular joint venture, the Investment Advisor will evaluate the real property that such joint venture owns or is being formed to own under the same criteria employed for the selection of our real estate property investments.

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

The Advisory Agreement

We entered into an advisory agreement with the Investment Advisor in July 2004, which was amended and restated in October 2006, January 2009 and December 2010. Pursuant to this agreement, which was unanimously approved by our Board of Trustees, including our independent trustees, we appointed the Investment Advisor to manage, operate, direct and supervise our operations. The Investment Advisor performs its duties as a fiduciary of us and our shareholders. Many of the services to be performed by the Investment Advisor in managing our day-to-day activities are summarized below.

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

The initial term of the advisory agreement was for one year and the term may be renewed at the end of each year of the agreement for an additional one-year period. The current term of the advisory agreement expires on April 30, 2011. Prior to any renewal, our trustees will evaluate the performance of the Investment Advisor and the criteria used in such evaluation will be reflected in the minutes of such meeting. Additionally, the advisory agreement may be terminated:

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

The Sub-Advisory Agreement

The Investment Advisor has entered into a sub-advisory agreement with CNL Fund Management Company, or the Sub-Advisor. The Sub-Advisor, which is a wholly-owned subsidiary of CNL Financial Group, Inc., is an affiliate of the Dealer Manager, which is a wholly-owned subsidiary of CNL Capital Markets Corp. Pursuant to this agreement, the Sub-Advisor acts only as an advisor to the Investment Advisor, upon request, and may provide advisory services relating to real estate acquisitions, property management and communications with existing investors and, in addition, provides marketing and other operational services. The term of this agreement will continue so long as the Investment Advisor remains our advisor pursuant to the advisory agreement and it may automatically be extended concurrently with the advisory agreement. The sub-advisory agreement may be terminated by (i) the Investment Advisor for “cause” on 60 days’ written notice or if the managing dealer agreement is terminated pursuant to its terms, or (ii) the Sub-Advisor for a material breach of the agreement which remains uncured after 15 days’ written notice or the bankruptcy of the Investment Advisor. For advisory services relating to real estate acquisitions, property management and communications with existing investors, the Investment Advisor compensates the Sub-Advisor through certain investment management and acquisition fees, which are in an amount equal to approximately 14% to 19%, respectively, of such fees the Investment Advisor receives from us. The Sub-Advisor may also provide certain marketing and operational services to the Investment Advisor, for which it is entitled to receive fees, and the Sub-Advisor is also entitled to reimbursement by the Investment Advisor for certain expenses it incurs. In the event the sub-advisory agreement is terminated, the Sub-Advisor will be paid all accrued and unpaid fees and expense reimbursements. The Investment Advisor retains ultimate responsibility for the performance of all of the matters entrusted to it under the advisory agreement.

Industry Segments

We view our operations as having three reportable segments, two Domestic segments, consisting of Domestic Office Properties and Domestic Industrial Properties and an International Office/Retail Properties segment, which participate in the acquisition, development, ownership and operation of high quality real estate assets in their respective regions. Information regarding our reportable segments can be reviewed under Note 11, “Segment Disclosure,” in the accompanying consolidated financial statements.

Geographic Areas of Properties

We currently operate in two geographic areas, the United States and the United Kingdom. Information regarding the geographic diversification of our consolidated properties as of December 31, 2010 can be reviewed under Note 10, “Concentrations—Geographic Concentrations,” in the accompanying consolidated financial statements. As of December 31, 2010, we also have ownership interests in (i) CBRE Strategic Partners Asia, which, owned interests in properties in China and Japan, (ii) the UK JV, which owned interests in properties in the United Kingdom and (iii) the European JV, which owned interests in properties in Germany. Information relative to CBRE Strategic Partners Asia, the UK JV and the European JV can be reviewed under Note 5, “Investments in Unconsolidated Entities” in the accompanying consolidated financial statements.

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

Organizational Structure

The following chart illustrates our general structure and ownership and the management relationship between the Investment Advisor and us.

(1)

Includes investors in our current public offering, our initial public offering and our private offerings, excluding shares held by CBRE Investors, our trustees and officers. As of December 31, 2010, 164,511,252 common shares were issued and outstanding.

(2)	Our trustees and officers own an aggregate 105,642 of our common shares.

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

(6)

As of December 31, 2010, we owned a 99.85% general/limited partnership interest in CBRE OP and CBRE REIT Holdings LLC owned a 0.15% (or 246,361 class A units) limited partnership interest in CBRE OP. CBRE REIT Holdings LLC also owns one class B limited partnership interest in CBRE OP (representing 100% of the class B interest outstanding). CBRE REIT Holdings LLC is controlled by CBRE Investors.

Employees

As of December 31, 2010, we had no full-time employees and do not anticipate any material changes in the number of our full-time employees. Our executive officers are employees of the Investment Advisor or one or more of its affiliates.

Facilities

Our principal offices are located at 47 Hulfish Street, Suite 210, Princeton, New Jersey 08542. We also have offices located at 515 South Flower Street, Suite 3100, Los Angeles, California 90071. Our telephone number is (609) 683-4900.

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

Recent Developments

From January 1, 2011 through March 17, 2011, we received gross proceeds from our public offering of approximately $80,515,423 from the sale of 8,105,529 common shares.

On January 20, 2011 and February 14, 2011, we paid down the Amended Wells Fargo Credit Facility loan payable by $20,000,000 and $15,000,000, respectively. On March 30, 2011, an additional $30,000,000 was drawn down on the Amended Wells Fargo Credit Facility.

On January 31, 2011, we were notified that the investment commitment period of CBRE Strategic Partners Asia was extended for one year from January 31, 2011 to January 31, 2012.

On February 8, 2011, we entered into five secured term loans totaling $37,000,000 with ING USA Annuity and Life Insurance Company secured by the following properties: 4701 Gold Spike Road, $10,650,000, Summit Distribution Center, $6,700,000, Tolleson Commerce Park II, $4,600,000, 3660 Deerpark Blvd., $7,650,000 and 1985 International Way, $7,400,000. The loans bear interest at a fixed rate of 4.45% and mature on February 8, 2018.

On February 22, 2011, we entered into a lease for the Kings Mountain III property, a 541,910 square foot warehouse/distribution building located in Charlotte, North Carolina for a 10 year term.

On February 28, 2011, we entered into a $33,000,000 secured term loan with TD Bank secured by the 100 Kimball Drive property. Upon closing the 100 Kimball Drive loan, we simultaneously entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the entire outstanding loan amount to 5.25% for its 10 year term.

On March 24, 2011, the Duke joint venture acquired fee interests in the second and third tranches of properties (the “Remaining Properties”), thus completing the acquisition of the Office Portfolio, as described further below.

Property and Market	Address	Year Built	Tenant(1)	Net Rentable Square Feet	Lease Expiration		Approximate Purchase Price(2)	Pro Rata Share of Approximate Purchase Price(3)	Percentage Leased	Acquisition Fee(4)
Norman Pointe I / Minneapolis, MN	5601 Green Valley Drive Bloomington, MN	2000	NCS Pearson, Inc.(5)	212,722	02/2017		$42,600,000	$34,080,000	100%	$511,200

Norman Pointe II / Minneapolis, MN	5600 West American Boulevard, Bloomington, MN	2007	General Services Administration(6); Hartford Fire Insurance Company(7)	324,296	02/2016; 06/2013		$46,900,000	$37,520,000	100%	$562,800

The Landings I / Cincinnati, Ohio	9997 Carver Road, Blue Ash, OH	2006	Citicorp North America(8)	175,695	01/2022		$29,659,500	$23,727,600	100%	$355,914

The Landings II / Cincinnati, Ohio	9987 Carver Road, Blue Ash, OH	2007	—	175,076	—		$26,160,500	$20,928,400	96.1%	$313,926

One Easton Oval / Columbus, Ohio	One Easton Oval, Columbus, Ohio	1997	—	125,031	—		$11,911,000	$9,528,800	89.4%	$142,932

Two Easton Oval / Columbus, Ohio	Two Easton Oval, Columbus, Ohio	1995	—	128,674	—		$12,744,000	$10,195,200	74.6%	$152,928

Weston Pointe I / Ft. Lauderdale, Florida	2400 North Commerce Parkway, Weston, FL	1999	—	97,579	—		$19,384,250	$15,507,400	87.1%	$232,611

Weston Pointe II / Ft. Lauderdale, Florida	2200 North Commerce Parkway, Weston, FL	2000	—	97,180	—		$23,375,950	$18,700,760	100%	$280,511

Weston Pointe III / Ft. Lauderdale, Florida	2250 North Commerce Parkway, Weston, FL	2003	American Intercontinental University(9)	97,178	09/2015		$23,583,550	$18,866,840	100%	$283,003

Weston Pointe IV / Ft. Lauderdale, Florida	2100 North Commerce Parkway, Weston, FL	2006	General Services Administration(6)	96,175	04/2019		$28,256,250	$22,605,000	100%	$339,075

One Conway Park /Chicago, Illinois	100 Field Drive, Lake Forest, IL	1989	—	105,000	—		$15,400,000	$12,320,000	86.5%	$184,800

West Lake at Conway / Chicago, Illinois	1925 West Field Ct., Lake Forest, IL	2008	—	99,538	—		$17,575,000	$14,060,000	90.1%	$210,900

Atrium I /Columbus, Ohio	5525 Parkcenter Circle, Dublin, OH	1996	Nationwide Mutual Insurance Company(10)	315,102	05/2018; 05/2019	(11)	$45,250,000	$36,200,000	100%	$543,000

(1)

This column represents tenants that currently occupy more than 50,000 net rentable square feet of each property. Properties which do not list a tenant are multi-tenant properties that do not currently have a tenant that occupies more than 50,000 net rentable square feet.

(2)	Approximate total purchase price, exclusive of customary closing costs, paid by the Duke Joint Venture for each property.

(3)

Pro rata share of approximate purchase price is at the Company’s pro rata share of effective ownership for each of these properties, which was funded using net proceeds of the Company’s current public offering.

(4)	Acquisition fees payable to the Investment Advisor are not included in the total acquisition cost for the properties.

(5)	NCS Pearson, Inc. provides services, software, systems, and Internet-based technologies for the collection, management, and interpretation of data.

(6)

The General Services Administration is an independent agency of the Federal Government of the United States of America, which supplies products and communications for U.S. government offices, provides transportation and office space to federal employees and develops government-wide cost-minimizing policies and other management tasks.

(7)	Hartford Fire Insurance Company is a subsidiary of The Hartford Financial Services Group and one of the world’s leading providers of fire, marine and casualty insurance.

(8)	Citicorp North America, Inc., provides regional banking services and is a subsidiary of Citigroup, Inc. (NYSE: C).

(9)	American Intercontinental University is an international for-profit university with both physical and online campuses.

(10)	Nationwide Mutual Insurance Company is one of the nation’s largest insurance and financial services companies.

(11)	This tenant has two separate leases within this property, as they rent two separate spaces.

On March 24, 2011, in connection with the acquisition of the Remaining Properties as described above, the Duke joint venture entered into a $275,000,000 unsecured term loan (the “Term Loan Agreement”) with Wells Fargo Bank, National Association. While the term loan is non-recourse to us, the pro rata share of the term loan obligation attributable to us is $220,000,000 in accordance with our ownership interest in the Duke joint venture. The loan proceeds were used to accelerate the acquisition of the Remaining Properties. The loan has a six-month term and two six-month extension options. The term loan has an interest rate of LIBOR plus 2.50% and is fully pre-payable at any time, subject to any customary costs. An origination fee of $1,650,000 was paid to Wells Fargo Bank, National Association at the closing of the term loan. The Term Loan Agreement contains customary representations and warrants and covenants. During the term of the loan, the Duke Joint Venture has agreed to comply with certain financial covenants related to its leverage ratio, net asset value, unencumbered leverage ratio and the inability to enter into certain types of investments.

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

One of our trustees serves as the Global Chief Operating Officer of CBRE Investors. Our Chief Financial Officer serves as a Managing Director of the Investment Advisor, as the Executive Managing Director and Global Head of Investment Reporting of CBRE Investors and as a member of the investment committee of CBRE Strategic Partners Asia, an entity in which we are a limited partner. Our Chairman, President and Chief Executive Officer serves as the President and Chief Executive Officer of the Investment Advisor and also serves as a Managing Director of CBRE Investors. Our Chief Operating Officer and Executive Vice President serves as the Director of Operations of the Investment Advisor. Our Chairman, President and Chief Executive Officer and our Chief Financial Officer directly hold an aggregate of approximately a 12.9% economic interest in the Investment Advisor. These individuals owe fiduciary duties to these entities and their shareholders. Such fiduciary duties may from time to time conflict with the fiduciary duties owed to our shareholders and us. An affiliate of the Investment Advisor owns one class B limited partnership interest (representing 100% of the class B interest outstanding) in CBRE OP. This interest entitles such affiliate to receive distributions in an amount equal to a percentage of the net proceeds we receive from a sale of a property after certain amounts are paid or provided for. This interest may incentivize the Investment Advisor to recommend the sale of a property or properties that may not be in our best interest at the time. In addition, the premature sale of a property may add concentration risk to the portfolio or may be at a price lower than if we held on to the property and sold it at a later date.

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

Actions by such a co-venturer, co-tenant or partner might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing your returns. We have ownership interests in five unconsolidated entities that, as of December 31, 2010, owned interests in 38 properties.

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

Investors who purchased common shares in our offering incurred, as of December 31, 2010, an immediate dilution of up to approximately ($1.89), or (18.86)%, in the book value per share of our common shares from the price paid in our offering. Investors purchasing common shares in our offering may experience further dilution if we issue additional equity.

The initial offering price of our common shares is substantially higher than the book value per share of our outstanding common shares will be after our offering. Therefore, investors who purchase our common shares will incur, if calculated as of December 31, 2010, an immediate dilution of up to approximately ($1.89), or (18.86) %, in the book value per share of our common shares from the price paid in our offering. Existing shareholders and potential investors in our offering do not have preemptive rights to any common shares issued by us in the future. Therefore, investors purchasing shares in our offering may experience further dilution of their equity investment in the event that we sell additional common shares in the future, if we sell securities that are convertible into common shares or if we issue shares upon the exercise of options.

We may be unable to pay or maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to shareholders. Cash distributions will be based principally on cash available from our operations. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties as offering proceeds become available, rental income from such properties, and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. We cannot assure investors that we will be able to pay or maintain our current anticipated level of distributions or that distributions will increase over time. We cannot give any assurance that rents from the properties will increase, or that future acquisitions of real properties or other real estate assets will increase our cash available for distributions to shareholders. Our actual results may differ significantly from the assumptions used by our Board of Trustees in establishing the distribution rate to shareholders. We may not have sufficient legally available cash from operations to make a distribution required to qualify for or maintain our REIT status. We may increase borrowings or use proceeds from our current public offering to make distributions, each of which could be deemed to be a return of investors’ capital. We may make distributions from the proceeds of our current public offering or from borrowings in anticipation of future cash flow. Any such distributions will constitute a return of capital and may reduce the amount of capital we ultimately invest in properties and negatively impact the value of investors’ investment.

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

Real estate investments are subject to certain inherent risks. Real estate investments are generally long-term investments that cannot be quickly converted to cash. Real estate investments are also subject to adverse changes in general economic conditions or local conditions that may reduce the demand for office, industrial, retail and multi-family residential or other types of properties. Other factors can also affect real estate values, including:

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

Lease payment defaults by tenants could cause us to reduce the amount of distributions to shareholders. A default of a tenant on its lease payments would cause us to lose the revenue from the property. In the event of such a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and leasing our property. If a lease is terminated, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. Further, we may be required to make rent or other concessions to tenants, accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants in sufficient numbers. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions. Certain of our properties are occupied by only a single tenant and, therefore, the success of those properties will be materially dependent on the financial stability of such tenants.

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

We have entered into agreements with third party management companies and certain affiliates of CBRE Investors to provide property management services for certain of our properties, and we expect to enter into similar agreements with respect to properties we acquire in the future. We cannot supervise these third party managers and their personnel on a day-to-day basis and we cannot assure you that they will manage our properties in a manner that is consistent with their obligations under our agreements, that they will not be negligent in their performance or engage in other criminal or fraudulent activity, or that these managers will not otherwise default on their management obligations to us. If any of the foregoing occurs, our relationships with our tenants could be damaged, which may prevent the tenants from renewing their leases, and we could incur liabilities resulting from loss or injury to our properties or to persons at our properties. If we are unable to lease our properties or we become subject to significant liabilities as a result of third party management performance issues, our operating results and financial condition, as well as our ability to pay distributions to our shareholders, could be adversely affected.

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

The actual rents we receive for the properties in our portfolio may be less than our asking rents, and we may experience lease roll down from time to time, which could negatively impact our ability to generate cash flow growth.

As a result of various factors, including potential competitive pricing pressure specific to certain submarkets, general economic weakness and the desirability of our properties compared to other properties in our submarkets, we may be unable to realize the asking rents across the properties in our portfolio. In addition, the degree of discrepancy between our asking rents and the actual rents we are able to obtain may vary both from property to property and among different leased spaces within a single property. If we are unable to obtain rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted. In addition, depending on asking rental rates at any given time as compared to expiring leases in our portfolio, from time to time rental rates for expiring leases may be higher than starting rental rates for new leases.

A property that incurs a significant vacancy could be difficult to sell or lease.

A property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. Some of our properties may be specifically suited to the particular needs of the tenant based on the type of business the tenant operates. As of December 31, 2010, leases representing 1.61% of our annualized base rent are scheduled to expire during 2011. We cannot assure you that leases will be renewed or that our properties will be re-let at rental rates equal to or above our current average rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. We may have difficulty obtaining a new tenant for any vacant space in our properties, particularly if the space limits the types of businesses that can use the space without major renovation. If a vacancy on any of our properties continues for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to shareholders. In addition, the resale value of the property could be diminished because the market value of a particular property may depend principally upon the value of the leases of such property.

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

We have invested, and may in the future invest, some or all of the net proceeds available for investment in the acquisition and development of properties upon which we (or a joint venture partner) will develop and construct improvements. We will be subject to the following risks associated with such development and redevelopment activities:

¡	unsuccessful development or redevelopment opportunities could result in direct expenses to us;

¡	construction or redevelopment costs of a project may exceed original estimates, possibly making the project less profitable than originally estimated, or unprofitable;

¡

time required to complete the construction or redevelopment of a project or to lease up the completed project may be greater than originally anticipated, thereby adversely affecting our cash flow and liquidity;

¡	contractor and subcontractor disputes, strikes, labor disputes or supply disruptions;

¡	the builder’s failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance;

¡	we may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction;

¡

failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all (delays in completion of construction could also give tenants the right to terminate pre-construction leases for space at a newly developed project);

¡	delays with respect to obtaining or the inability to obtain necessary zoning, occupancy, land use and other governmental permits, and changes in zoning and land use laws;

¡	occupancy rates and rents of a completed project may not be sufficient to make the project profitable;

¡	if our projections of rental income and expenses and estimates of the fair market value of a property upon completion of construction are inaccurate, we may pay too much for a property;

¡

our ability to dispose of properties developed or redeveloped with the intent to sell could be impacted by the ability of prospective buyers to obtain financing given the current state of the credit markets; and

¡	the availability and pricing of financing to fund our development activities on favorable terms or at all.

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

The current market for acquisitions is extremely competitive. We experience competition for real property investments from corporations, other real estate investment trusts, pension plans and other entities engaged in real estate investment activities. This competition may increase the demand for the types of properties in which we typically invest and, therefore, reduce the number of suitable acquisition opportunities available to us and increase the prices paid for such acquisition properties. In addition, the number of entities and the amount of funds competing for suitable investments may increase. This competition will increase if investments in real estate become more attractive relative to other forms of investment. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and investors may experience a lower return on their investments.

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

At any one time, a significant portion of our property investments may be in a limited number of property classes. As of December 31, 2010, a majority of our investments were in two property classes, office and industrial (primarily warehouse/distribution). As a result, we are subject to risks inherent in investments in these classes. The potential effects on our revenues, and as a result on cash available for distribution to our shareholders, resulting from a downturn in the business conducted on those properties could be more pronounced than if we had a more diversified portfolio.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in those geographic areas.

A concentration of our properties in a particular geographic area may impact our operating results and abilities to make distributions if that area is impacted by negative economic developments. Your investment will be subject to greater risk to the extent that we lack a geographically diversified portfolio. As of December 31, 2010, approximately 37.13% of our portfolio (based on approximate total acquisition costs, with our unconsolidated properties included at our pro rata share of effective ownership, however, excluding our investments in CBRE Strategic Partners Asia) consisted of properties located in the Southeastern region (Florida, Georgia, North Carolina, South Carolina and Virginia) of the United States.

We are particularly susceptible to adverse economic or other conditions in these markets (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in these markets. Our financial condition and our ability to make distributions to our shareholders would be adversely affected by any significant adverse developments in those markets. We cannot assure you that these markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of properties similar to ours. Our operations may also be affected if competing properties are built in either of these markets. Moreover, submarkets within any of our core markets may be dependent upon a limited number of industries.

Economic conditions may adversely affect our income.

Our business may be affected by potential adverse market and economic conditions experienced by the economy or real estate industry as a whole or by local economic conditions in the markets in which our properties are located, including potential dislocations in the credit markets and an elevated rate of unemployment. Such economic weakness may reduce demand for space and remove support for rents and property values.

A commercial property’s income and value may be adversely affected by national and regional economic conditions, local real estate conditions such as an oversupply of properties or a reduction in demand for properties, availability of “for sale” properties, competition from other similar properties, our ability to provide adequate maintenance, insurance and management services, increased operating costs (including real estate taxes), the attractiveness and location of the property and changes in market rental rates. Changes or fluctuations in energy costs could result in higher operating costs, which may affect our results from operations. Our income will be adversely affected if a significant number of tenants are unable to pay rent or if our properties cannot be rented on favorable terms. Additionally, if tenants of properties that we lease on a triple-net basis fail to pay required tax, utility and other impositions, we could be required to pay those costs, which would adversely affect funds available for future acquisitions or cash available for distributions. Our performance is linked to economic conditions in the regions where our properties are located and in the market for office, industrial (primarily warehouse/ distribution), retail and multi-family residential properties generally. Therefore, to the extent that there are adverse economic conditions in those regions, and in these markets generally, that impact the applicable market rents, such conditions could result in a reduction of our income and cash available for distributions and thus affect the amount of distributions we can make to investors.

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

We may incur significant costs complying with various federal, state and local laws, regulations and covenants that are applicable to our properties and, in particular costs associated with complying with regulations such as the Americans with Disabilities Act of 1990 may result in unanticipated expenses.

The properties in our portfolio are subject to various covenants and federal, state and local laws and regulatory requirements, including permitting and licensing requirements. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or restrict our use of our properties and may require us to obtain approval from local officials of community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic or hazardous material abatement requirements. There can be no assurance that existing laws and regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that increase such delays or result in additional costs. Our growth strategy may be affected by our ability to obtain permits, licenses and zoning relief. Our failure to obtain such permits, licenses and zoning relief or to comply with applicable laws could have an adverse effect on our financial condition, results of operations and cash flow.

In addition, under the Americans with Disabilities Act of 1990, or ADA, all places of public accommodation are required to meet certain U.S. federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional U.S. federal, state and local laws may also require modifications to our properties, or restrict further renovations of the properties, with respect to access thereto by disabled persons. For example, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1991 to be accessible to the handicapped. On September 25, 2010, the Department of Justice published revised final regulations implementing a substantial number of changes to the Accessibility Guidelines under the ADA. These new guidelines could cause some of our properties to incur costly measures to become fully compliant. Noncompliance with the ADA or the FHAA could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. We do not conduct audits or investigations of all of these properties to determine their compliance and we cannot predict the ultimate cost of compliance with the ADA, the FHAA or other legislation. If one or more of our properties in which we invest is not in compliance with the ADA, the FHAA or other legislation, then we would be required to incur additional costs to bring the property into compliance. If we incur substantial costs to comply with the ADA and the FHAA or other legislation, our financial condition, results of operations, cash flow, price per share of our common shares and our ability to satisfy debt service obligations and to pay distributions could be adversely affected.

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

High mortgage rates and/or unavailability of mortgage debt may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income and the amount of cash distributions we can make.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we may be unable to refinance the properties when the loans become due, or to refinance on favorable terms. If interest rates are higher when we refinance our properties, our income could be reduced. If any of these events occur, our cash flow could be reduced. This, in turn, could reduce cash available for distribution to our shareholders and may hinder our ability to raise more capital by issuing more shares or by borrowing more money.

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

¡	adverse market conditions caused by terrorism, civil unrest, natural disasters and changes in national or local governmental or economic conditions;

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

We have acquired, and may in the future acquire, properties with retail components. As with all rental properties, we are subject to the risk that tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. A lease termination by a tenant that occupies a large area of a retail center (commonly referred to as an anchor tenant) could impact leases of other tenants. Other tenants may be entitled to modify the terms of their existing leases in the event of a lease termination by an anchor tenant, or the closure of the business of an anchor tenant that leaves its space vacant even if the anchor tenant continues to pay rent. Any such modifications or conditions could be unfavorable to us as the property owner and could decrease rents, expense recoveries or the market value of the property. Additionally, major tenant closures may result in decreased customer traffic, which could lead to decreased sales at other stores. In the event of a default by a tenant or anchor store, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.

We are subject to risks that affect the general retail environment, such as weakness in the economy, the level of consumer spending, the adverse financial condition of large retailing companies and competition from discount and internet retailers, any of which could adversely affect market rents for retail space and the willingness or ability of retailers to lease space in our properties.

A portion of our properties are in the retail real estate market. This means that we are subject to factors that affect the retail sector generally, as well as the market for retail space. The retail environment and the market for retail space have been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the level of consumer spending and consumer confidence, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing competition from discount retailers, outlet malls, internet retailers and other online businesses. Increases in consumer spending via the internet may significantly affect our retail tenants’ ability to generate sales in their stores. New and enhanced technologies, including new digital technologies and new web services technologies, may increase competition for certain of our retail tenants.

Any of the foregoing factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space. In turn, these conditions could negatively affect market rents for retail space and could materially and adversely affect our distributions to our shareholders.

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

Financing Risks

Dislocations or volatility in the capital and credit markets could adversely affect us.

Dislocations or volatility in the financial markets have the potential to affect, particularly in the near term, the value of our properties and our investments in unconsolidated joint ventures, the availability or the terms of financing that we and our unconsolidated joint ventures have or may anticipate utilizing, the ability of us and our unconsolidated joint ventures to make principal and interest payments on or refinance any outstanding debt when due. It may also impact the ability of our tenants and potential tenants to enter into new leases or satisfy rental payments under existing leases.

Capital market dislocations or volatility may potentially cause certain financial institutions to fail or to seek federal assistance. In the event of a failure of a lender or counterparty to a financial contract, obligations under the financial contract might not be honored and many forms of assets may be at risk and may not be fully returned to us. Should a financial institution fail to fund its committed amounts when contractually obligated to do so, our ability to meet our obligations could be materially and adversely impacted.

We could become more highly leveraged and an increase in debt service could adversely affect our cash flow and ability to make distributions.

We had approximately $425,353,000 of consolidated outstanding indebtedness, excluding discount and fair value adjustment, representing approximately 35% of our net assets (or approximately 33% of the approximate total acquisition cost of our consolidated properties, including intangibles) as of December 31, 2010. Although we have adopted a policy to limit our aggregate borrowing to no more than 65% of the cost of our assets before non-cash reserves and depreciation, subject to the 300% of net assets borrowing restriction described below, this policy may be altered at any time or suspended by our Board of Trustees if necessary to pursue attractive investment opportunities. Our organizational documents contain a limitation on the amount of indebtedness that we may incur, so that until our shares are listed on a national securities exchange, our aggregate borrowing may not exceed 300% of our net assets unless any excess borrowing is approved by a majority of our independent trustees and is disclosed to shareholders in our next quarterly report.

Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

¡	our cash flow may be insufficient to meet our required principal and interest payments;

¡	we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to meet operational needs;

¡	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

¡	we may be forced to dispose of one or more of our properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject;

¡	we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and

¡	our default under any loan with cross default provisions could result in a default on other indebtedness.

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

Subject to maintaining our qualification as a REIT, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap agreements and interest rate swap agreements. These agreements may fail to protect or could adversely affect us because, among other things:

¡	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

¡	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

¡	the duration of the hedge may not match the duration of the related liability;

¡	the amount of income that a REIT may earn from hedging transactions (other than through taxable REIT subsidiaries) is limited by U.S. federal tax provisions governing REITs;

¡	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

¡	the party owing money in the hedging transaction may default on its obligation to pay;

¡	we could incur significant costs associated with the settlement of the agreements;

¡	the underlying transactions could fail to qualify as highly-effective cash flow hedges under FASB ASC “Derivative and Hedging”; and

¡	a court could rule that such an agreement is not legally enforceable.

We have adopted a policy relating to the use of derivative financial instruments to hedge interest rate risks related to our borrowings. This policy governs our use of derivative financial instruments to manage the interest rates on our variable rate borrowings. Our policy states that we will not use derivatives for speculative or trading purposes and intend only to enter into contracts with major financial institutions based on their credit rating and other factors, but our Board of Trustees may choose to change these policies in the future. Hedging may reduce the overall returns on our investments, which could reduce our cash available for distribution to our shareholders. Failure to hedge effectively against interest rate changes may materially adversely affect our financial condition, results of operations and cash flow.

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

Accordingly, we submitted a request to the IRS for a closing agreement under which the IRS would grant us relief for preferential dividends that may have been paid as a result of the manner in which we operated our DRIP and in respect of our payment of certain of such custodial fees. There can be no assurance that the IRS will accept our proposal for a closing agreement. Even if the IRS accepts the proposal, we may be required to pay a fine if the IRS were to view the prior operation of our DRIP or the payment of such fees as preferential dividends. We cannot predict whether such a penalty would be imposed or, if so, the amount of the penalty. If the IRS does not agree to our proposal for a closing agreement and treats the foregoing amounts as preferential dividends, we may be able to rectify our failure to meet the REIT distribution requirements for a year by paying “deficiency dividends,” which would be paid in respect of all of our common shares pro rata and which would be included in our deduction for dividends paid in the prior years. If required, such deficiency dividends could be as much as approximately $22 million. In such a case, we would be able to avoid losing our qualification as a REIT or being taxed on amounts distributed as deficiency dividends. However, we would be required to pay an interest-like penalty based on the amount of our deficiency dividends. Amounts paid as deficiency dividends should generally be treated as taxable income for U.S. federal income tax purposes.

If we were to fail to qualify as a REIT for any taxable year, including if we were found to have violated the 5% gross asset test and our failure was not due to reasonable cause, or if we failed to meet our distribution requirements we would be subject to U.S. federal income tax on our taxable income at regular corporate rates with no deductions for distributions made to shareholders. Further, in such event, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT qualification. Accordingly, the loss of our REIT qualification would reduce our net earnings available for investment or distribution to shareholders because of the substantial tax liabilities that would be imposed on us. We might also be required to borrow funds or sell investments to pay the applicable tax.

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

The maximum U.S. federal income tax rate for dividends payable by domestic corporations to individual U.S. shareholders is 15% (through 2012). Dividends payable by REITs, however, are generally not eligible for the reduced rates. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares.

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

As of December 31, 2010, we did not have any unresolved comments with the staff of the SEC.

ITEM 2.	PROPERTIES

Properties

As of December 31, 2010, we owned, on a consolidated basis, 73 office, industrial (primarily warehouse/distribution) and retail properties located in 15 states (Arizona, California, Florida, Georgia, Illinois, Kentucky, Massachusetts, Minnesota, New Jersey, North Carolina, Ohio, South Carolina, Texas, Utah and Virginia) and in the United Kingdom, encompassing approximately 12,800,000 rentable square feet. Our consolidated properties were approximately 85.12% leased (based upon square feet) as of December 31, 2010. As of December 31, 2010, certain of our consolidated properties were subject to mortgage debt, a description of which is set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Financing.”

In addition, we have ownership interests in five unconsolidated entities that, as of December 31, 2010, owned interests in 38 properties. Excluding those properties owned through our investment in CBRE Strategic Partners Asia, we owned, on an unconsolidated basis, 30 industrial, office and retail properties located in eight states (Arizona, Florida, Indiana, Missouri, North Carolina, Ohio, Tennessee and Texas) and in the United Kingdom and Europe encompassing approximately 9,901,000 rentable square feet. Our unconsolidated properties were approximately 99.40% leased (based upon square feet) as of December 31, 2010. As of December 31, 2010, certain of our unconsolidated properties were subject to mortgage debt, a description of which is set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Financing.”

The average effective annual rents for our industrial properties, office properties and retail properties were approximately $88,144,000, $55,002,000 and $8,259,000 as of December 31, 2010, respectively.

The following table provides information relating to our properties, excluding those owned through our investment in CBRE Strategic Partners Asia, as of December 31, 2010. These properties consisted of 62 industrial properties, encompassing 17,118,000 rentable square feet, 38 office properties, encompassing 5,086,000 rentable square feet and three retail properties, encompassing 497,000 rentable square feet.

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Domestic Consolidated Properties:
REMEC Corporate Campus 1 San Diego, CA	9/15/2004	1983	Office	100.00%	34	100.00%	$6,833
REMEC Corporate Campus 2 San Diego, CA	9/15/2004	1983	Office	100.00%	30	100.00%	6,125
REMEC Corporate Campus 3 San Diego, CA	9/15/2004	1983	Office	100.00%	37	100.00%	7,523
REMEC Corporate Campus 4 San Diego, CA	9/15/2004	1983	Office	100.00%	31	100.00%	6,186
300 Constitution Drive Boston, MA	11/3/2004	1998	Warehouse/Distribution	100.00%	330	100.00%	19,805
Deerfield Commons(2) Atlanta, GA	6/21/2005	2000	Office	100.00%	122	100.00%	21,834
505 Century(3) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	100	100.00%	6,095
631 International(3) Dallas, TX	1/9/2006	1998	Warehouse/Distribution	100.00%	73	100.00%	5,407
660 North Dorothy(3) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	120	87.50%	6,836
Bolingbrook Point III Chicago, IL	8/29/2007	2006	Warehouse/Distribution	100.00%	185	53.18%	18,170
Cherokee Corporate Park(3) Spartanburg, SC	8/30/2007	2000	Warehouse/Distribution	100.00%	60	0.00%	3,775
Community Cash Complex 1(3) Spartanburg, SC	8/30/2007	1960	Warehouse/Distribution	100.00%	205	39.64%	2,690
Community Cash Complex 2(3) Spartanburg, SC	8/30/2007	1978	Warehouse/Distribution	100.00%	145	85.50%	2,225
Community Cash Complex 3(3) Spartanburg, SC	8/30/2007	1981	Warehouse/Distribution	100.00%	116	100.00%	1,701
Community Cash Complex 4(3) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	33	100.00%	547
Community Cash Complex 5(3) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	53	100.00%	824

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Fairforest Building 1(3) Spartanburg, SC	8/30/2007	2000	Manufacturing	100.00%	51	100.00%	2,974
Fairforest Building 2(3) Spartanburg, SC	8/30/2007	1999	Manufacturing	100.00%	104	100.00%	5,379
Fairforest Building 3(3) Spartanburg, SC	8/30/2007	2000	Manufacturing	100.00%	100	100.00%	5,760
Fairforest Building 4(3) Spartanburg, SC	8/30/2007	2001	Manufacturing	100.00%	101	100.00%	5,640
Fairforest Building 5 Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	316	100.00%	16,968
Fairforest Building 6 Spartanburg, SC	8/30/2007	2005	Manufacturing	100.00%	101	100.00%	7,469
Fairforest Building 7(3) Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	101	83.78%	5,626
Greenville/Spartanburg Industrial Park(3) Spartanburg, SC	8/30/2007	1990	Manufacturing	100.00%	67	100.00%	3,388
Highway 290 Commerce Park Building 1(3) Spartanburg, SC	8/30/2007	1995	Warehouse/Distribution	100.00%	150	100.00%	5,388
Highway 290 Commerce Park Building 5(3) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	30	100.00%	1,420
Highway 290 Commerce Park Building 7(3) Spartanburg, SC	8/30/2007	1994	Warehouse/Distribution	100.00%	88	0.00%	4,889
HJ Park Building 1 Spartanburg, SC	8/30/2007	2003	Manufacturing	100.00%	70	100.00%	4,216
Jedburg Commerce Park(3) Charleston, SC	8/30/2007	2007	Manufacturing	100.00%	513	100.00%	41,991
Kings Mountain I Charlotte, NC	8/30/2007	1998	Warehouse/Distribution	100.00%	100	100.00%	5,497
Kings Mountain II Charlotte, NC	8/30/2007	2002	Warehouse/Distribution	100.00%	301	100.00%	11,311
Mount Holly Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	100.00%	6,208
North Rhett I Charleston, SC	8/30/2007	1973	Warehouse/Distribution	100.00%	285	100.00%	10,302
North Rhett II Charleston, SC	8/30/2007	2001	Warehouse/Distribution	100.00%	102	0.00%	7,073
North Rhett III Charleston, SC	8/30/2007	2002	Warehouse/Distribution	100.00%	80	100.00%	4,812
North Rhett IV Charleston, SC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	100.00%	17,060
Orangeburg Park Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	100.00%	5,474
Orchard Business Park 2(3) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	18	100.00%	761
Union Cross Building I Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	101	100.00%	6,585
Union Cross Building II Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	36.38%	17,216
Highway 290 Commerce Park Building 2(3) Spartanburg, SC	9/24/2007	1995	Warehouse/Distribution	100.00%	100	100.00%	4,626
Highway 290 Commerce Park Building 6(3) Spartanburg, SC	11/1/2007	1996	Warehouse/Distribution	100.00%	105	42.86%	3,760
Orchard Business Park 1(3) Spartanburg, SC	11/1/2007	1994	Warehouse/Distribution	100.00%	33	0.00%	1,378
Lakeside Office Center Dallas, TX	3/5/2008	2006	Office	100.00%	99	90.61%	17,994
Kings Mountain III(3) Charlotte, NC	3/14/2008	2007	Warehouse/Distribution	100.00%	542	0.00%	25,728
Enclave on the Lake Houston, TX	7/1/2008	1999	Office	100.00%	171	100.00%	37,827
Avion Midrise III Washington, DC	11/18/2008	2002	Office	100.00%	71	100.00%	21,111
Avion Midrise IV Washington, DC	11/18/2008	2002	Office	100.00%	72	100.00%	21,112
13201 Wilfred Minneapolis, MN	6/29/2009	1999	Warehouse/Distribution	100.00%	335	100.00%	15,340
3011, 3055 & 3077 Comcast Place East Bay, CA	7/1/2009	1988	Office	100.00%	220	100.00%	49,000

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
140 Depot Street Boston, MA	7/31/2009	2007	Warehouse/Distribution	100.00%	238	100.00%	18,950
12650 Ingenuity Drive Orlando, FL	8/5/2009	1999	Office	100.00%	125	100.00%	25,350
Crest Ridge Corporate Center 1 Minneapolis, MN	8/17/2009	2009	Office	100.00%	116	100.00%	28,419
West Point Trade Center Jacksonville, FL	12/30/2009	2009	Warehouse/Distribution	100.00%	602	100.00%	29,000
5160 Hacienda Drive East Bay, CA	4/8/2010	1988	Office	100.00%	202	100.00%	38,500
10450 Pacific Center Court San Diego, CA	5/7/2010	1985	Office	100.00%	134	100.00%	32,750
225 Summit Ave New York, NY	6/21/2010	1966	Office	100.00%	143	100.00%	40,600
One Wayside Road Boston, MA	6/24/2010	1998	Office	100.00%	200	100.00%	55,525
100 Tice Blvd. New York, NY	9/28/2010	2007	Office	100.00%	209	100.00%	67,600
Ten Parkway North Chicago, IL	10/12/2010	1999	Office	100.00%	100	100.00%	25,000
4701 Gold Spike Drive(3) Dallas, TX	10/27/2010	2002	Warehouse/Distribution	100.00%	420	100.00%	20,300
1985 International Way(3) Cincinnati, OH	10/27/2010	1998	Warehouse/Distribution	100.00%	189	100.00%	14,800
Rickenbacker II(3)(10) Columbus, OH	10/27/2010	1999	Warehouse/Distribution	100.00%	434	47.37%	8,600
Summit Distribution Center(3) Salt Lake City, UT	10/27/2010	2001	Warehouse/Distribution	100.00%	275	100.00%	13,400
3660 Deerpark Boulevard(3) Jacksonville, FL	10/27/2010	2002	Warehouse/Distribution	100.00%	322	100.00%	15,300
Tolleson Commerce Park II(3) Phoenix, AZ	10/27/2010	1999	Warehouse/Distribution	100.00%	217	100.00%	9,200
Pacific Corporate Park(2) Washington, DC	11/15/2010	2002	Office	100.00%	696	100.00%	144,500
100 Kimball Drive(3) Newark, NJ	12/10/2010	2006	Office	100.00%	175	100.00%	60,250
Rickenbacker III(3)(10) Columbus, OH	12/17/2010	2001	Warehouse/Distribution	100.00%	676	60.71%	13,400

Total Domestic Consolidated Properties					12,510	85.17%	1,179,303

International Consolidated Properties:
602 Central Blvd.(3) Coventry, UK	4/27/2007	2001	Office	100.00%	50	0.00%	23,847
Thames Valley Five Reading, UK	3/20/2008	1998	Office	100.00%	40	100.00%	29,572
Albion Mills Retail Park Wakefield, UK	7/11/2008	2000	Retail	100.00%	55	100.00%	22,098
Maskew Retail Park Peterborough, UK	10/23/2008	2007	Retail	100.00%	145	100.00%	53,740

Total International Consolidated Properties					290	82.77%	129,257

Total Consolidated Properties					12,800	85.12%	1,308,560

Domestic Unconsolidated Properties(4):
Buckeye Logistics Center(5) Phoenix, AZ	6/12/2008	2008	Warehouse/Distribution	80.00%	605	100.00%	35,573
Afton Ridge Shopping Center(6) Charlotte, NC	9/18/2008	2007	Retail	90.00%	296	95.43%	44,530
AllPoints at Anson Bldg. 1(5) Indianapolis, IN	9/30/2008	2008	Warehouse/Distribution	80.00%	631	100.00%	27,150
12200 President’s Court(5) Jacksonville, FL	9/30/2008	2008	Warehouse/Distribution	80.00%	772	100.00%	29,995
201 Sunridge Blvd.(5) Dallas, TX	9/30/2008	2008	Warehouse/Distribution	80.00%	823	100.00%	25,690
Aspen Corporate Center 500(5) Nashville, TN	9/30/2008	2008	Office	80.00%	180	100.00%	30,033
125 Enterprise Parkway(5) Columbus, OH	12/10/2008	2008	Warehouse/Distribution	80.00%	1,142	100.00%	38,088
AllPoints Midwest Bldg. I(5) Indianapolis, IN	12/10/2008	2008	Warehouse/Distribution	80.00%	1,200	100.00%	41,428

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Celebration Office Center(5) Orlando, FL	5/13/2009	2009	Office	80.00%	101	100.00%	13,640
22535 Colonial Pkwy(5) Houston, TX	5/13/2009	2009	Office	80.00%	90	100.00%	11,596
Fairfield Distribution Ctr. IX(3)(5) Tampa, FL	5/13/2009	2008	Warehouse/Distribution	80.00%	136	100.00%	7,151
Northpoint III(5) Orlando, FL	10/15/2009	2001	Office	80.00%	108	100.00%	14,592
Goodyear Crossing Ind. Park II(5) Phoenix, AZ	12/07/2009	2009	Warehouse/Distribution	80.00%	820	100.00%	36,516
3900 North Paramount Parkway(5) Raleigh, NC	3/31/2010	1999	Office	80.00%	101	100.00%	11,176
3900 South Paramount Parkway(5) Raleigh, NC	3/31/2010	1999	Office	80.00%	119	100.00%	13,055
1400 Perimeter Park Drive(5) Raleigh, NC	3/31/2010	1991	Office	80.00%	45	100.00%	3,970
Miramar I(5)(7) Fort Lauderdale, FL	3/31/2010	2001	Office	80.00%	94	100.00%	13,645
Miramar II(5)(7) Fort Lauderdale, FL	3/31/2010	2001	Office	80.00%	129	100.00%	20,899
McAuley Place(3)(5) Cincinnati, OH	12/21/2010	2001	Office	80.00%	191	97.60%	28,000
Point West I(3)(5) Dallas, TX	12/21/2010	2008	Office	80.00%	183	100.00%	23,600
Sam Houston Crossing I(3)(5) Houston, TX	12/21/2010	2007	Office	80.00%	160	100.00%	20,400
Regency Creek(3)(5) Raleigh, NC	12/21/2010	2008	Office	80.00%	122	100.00%	18,000
Easton III(3)(5) Columbus, OH	12/21/2010	1999	Office	80.00%	135	100.00%	14,400
533 Maryville Centre(3)(5) St. Louis, MD	12/21/2010	2000	Office	80.00%	125	100.00%	19,102
555 Maryville Centre(3)(5) St. Louis, MD	12/21/2010	1999	Office	80.00%	127	67.84%	15,578

Total Domestic Unconsolidated Properties					8,435	99.30%	557,807

International Unconsolidated Properties
Amber Park(3)(8) South Normanton, UK	6/10/2010	1997	Warehouse/Distribution	80.00%	208	100.00%	12,514
Brackmills(3)(8) Northampton, UK	6/10/2010	1984	Warehouse/Distribution	80.00%	187	100.00%	13,407
Düren(3)(9) Düren, Germany	6/10/2010	2008	Warehouse/Distribution	80.00%	392	100.00%	13,148
Schönberg(3)(9) Schönberg, Germany	6/10/2010	2009	Warehouse/Distribution	80.00%	454	100.00%	13,819
Langenbach(3)(9) Langenbach, Germany	10/28/2010	2010	Warehouse/Distribution	80.00%	225	100.00%	18,573

Total International Unconsolidated Properties					1,466	100.00%	71,461

Total Unconsolidated Properties(4)					9,901	99.40%	629,268

Total Properties(4)					22,701	91.35%	$1,937,828

(1)	Approximate total acquisition cost represents the pro rata purchase price inclusive of customary closing costs and acquisition fees/acquisition expenses.

(2)	Includes undeveloped land zoned for future use.

(3)	This property is unencumbered and not secured by mortgage debt.

(4)	Does not include CBRE Strategic Partners Asia properties.

(5)	This property is held through the Duke joint venture.

(6)	This property is held through the Afton Ridge joint venture.

(7)	Consolidated properties acquired on December 31, 2009 and contributed to the Duke joint venture during March 2010.

(8)	This property is held through the UK JV.

(9)	This property is held through the European JV.

(10)	Real estate held for sale as of December 31, 2010

Additional information relating to our consolidated and unconsolidated properties as of December 31, 2010 is provided below.

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

Deerfield Commons I & II—Atlanta, GA

Deerfield Commons I is a multi-tenant office building located in Alpharetta, GA, a suburb of Atlanta, which is 100% leased to tenants encompassing a variety of business uses including financial services, publishing, and executive suites. Lease terms range from three to ten years. Regus Business Centers is the largest tenant at this property, and occupies approximately 45,321 square feet with a lease scheduled to expire in May 2018. Also included with this asset is Deerfield Commons II, ten acres of undeveloped land zoned for office use.

Texas Portfolio—Dallas, TX

The Texas Portfolio is comprised of three multi-tenant warehouse/distribution buildings (660 Dorothy, 505 Century, and 631 International) located in Allen and Richardson, Texas, both suburbs of Dallas, which is 95% leased to nine tenants encompassing a variety of business uses including communication, commercial and information technology services.

Bolingbrook Point III—Chicago, IL

Bolingbrook Point III located in Bolingbrook, IL, a suburb of Chicago, consists of a 185,045 square foot, multi-tenant warehouse distribution building completed in May 2006. The building is currently 53% leased, 98,414 square feet, to Compass Group USA, Inc., a managed foodservices company.

Carolina Portfolio

The Carolina Portfolio consists of 34 warehouse/distribution and manufacturing buildings located in the markets of Greenville/Spartanburg, SC; Charleston, SC; Charlotte, NC; and Winston-Salem, NC. The Carolina Portfolio totals approximately 5,005,452 square feet of industrial space and is currently 75% leased to tenants encompassing a variety of business uses including automotive, consumer products and logistics services. Jedburg Commerce Park is 100% leased to American La France LLC, a manufacturer of fire, rescue and vocational vehicles, under a lease that is scheduled to expire in July 2013 and each of Fairforest Bldg. 5, Kings Mountain II, and North Rhett IV is 100% leased to tenants under leases that are scheduled to expire in February 2013, December 2019 and January 2022, respectively.

Lakeside Office Center—Dallas, TX

The Lakeside Office Center consists of a 98,750 square foot, three-story office building and surface parking. The building is 91% leased to several tenants, one of which is Teachers Insurance and Annuity Association of America, one of the nation’s largest financial services companies, who occupy 67,516 square feet.

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

3011, 3055 & 3077 Comcast—East Bay, CA

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

Crest Ridge Corporate Center I—Minneapolis, MN

Crest Ridge Corporate Center I is a 116,338 square foot, three-story office building, with structured parking, completed in 2009. The property is 100% leased to Syngenta Seeds, Inc. to be utilized as its corporate headquarters through June 2019. Syngenta Seeds, Inc. is a subsidiary of global agri-business company Syngenta AG and provides corn, soybean, sugar-beet and vegetable seeds to growers throughout the U.S. The lease is guaranteed by the U.S. parent, Syngenta US Holdings, Inc.

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

Miramar I and II were contributed to the Duke joint venture on March 31, 2010.

5160 Hacienda Drive—East Bay, CA

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

10450 Pacific Center Court—San Diego, CA

10450 Pacific Center Court is a 134,000 square foot office building that was completed in 1985. The property is 100% leased to Time Warner Cable Inc. through February 2018. Time Warner Cable Inc. is one of the nation’s largest cable services providers and utilizes the property as its regional corporate headquarters for its San Diego operations.

225 Summit Avenue—New York, NY

225 Summit Avenue is a 142,500 square foot two-story corporate headquarters office building that was completely renovated in 2007. The property is 100% leased to Barr Laboratories, Inc. and guaranteed by its parent company, Teva Pharmaceutical Industries Limited, through September 2020. Teva Pharmaceutical Industries Limited is a global leader in the generic pharmaceuticals industry and currently subleases 225 Summit Avenue to Medco Health Services, Inc.

One Wayside Road—Boston, MA

One Wayside Road is a 200,411 square foot four-story corporate headquarters office building that was completed in 1998 and expanded in 2008. The property is 100% leased to Nuance Communications, Inc., through March 2018. Nuance Communications, Inc. is a leading provider of speech recognition, imaging and customer interactions software solutions.

100 Tice Blvd.—New York, NY

100 Tice Blvd. is a 208,911 square foot office building with underground parking constructed in 2007 that is 100% leased to Eisai Inc. through December 2021 and is used as Eisai’s North American headquarters. Eisai Inc. is the U.S. operating subsidiary of the Japanese company Eisai Co., Ltd. Eisai Inc. is a producer of pharmaceuticals for the treatment of Alzheimer’s disease, various cancers and other diseases/disorders.

Ten Parkway North—Chicago, IL

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

National Industrial Portfolio

The National Industrial Portfolio warehouse distribution properties total 2,534,037 rentable square feet with various lease expiration dates. Five of the properties are 100% leased and overall occupancy is 81% as of December 31, 2010. Two of the properties, Rickenbacker II and Rickenbacker III, have been designated as Real Estate Assets Held for Sale as of December 31, 2010.

Pacific Corporate Park

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

100 Kimball Drive—Newark, NJ

100 Kimball Drive is a five-story, 175,000 square foot office building completed in 2007 that is currently 100% net-leased to Deloitte LLP through July 2020. Deloitte LLP is the US member firm of Deloitte Touché Tohmatsu and one of the largest professional services firms in the United States.

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

On May 13, 2009, the Duke joint venture acquired each of (i) 22535 Colonial Pkwy., located at 22535 Colonial Pkwy., Katy, TX, a suburb of Houston, (ii) Celebration Office Center III, located at 1390 Celebration Blvd., Celebration, FL, a suburb of Orlando, and (iii) Fairfield Distribution Ctr. IX located at 4543-4561 Oak Fair Blvd., Tampa, FL. The Duke joint venture acquired 22535 Colonial Pkwy. for approximately $14,700,000, Celebration Office Center III for approximately $17,050,000 and Fairfield Distribution Ctr. IX for approximately $9,300,000, exclusive of customary closing costs. We made cash contributions totaling approximately $32,840,000 to the Duke joint venture in connection with these acquisitions. Upon closing, we paid the Investment Advisor a $493,000 acquisition fee.

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

On March 31, 2010, the Duke joint venture acquired 3900 North Paramount Parkway, 3900 South Paramount Parkway and 1400 Perimeter Park Drive in Morrisville, NC, a suburb of Raleigh, for approximately $35,250,000, exclusive of customary closing costs and acquisition fees which are both expensed as incurred. We made contributions of approximately $28,125,000 ($19,649,000 was made in cash and $8,476,000 in-kind as discussed below) to the Duke joint venture in connection with the acquisition.

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

On August 24, 2010, the Duke joint venture closed on the acquisition of additional land and entered into a construction agreement and lease amendments (collectively, the “Expansion Agreements”) to expand the AllPoints at Anson Bldg. 1 property, a warehouse/distribution center located in Whitestown, IN, a suburb of Indianapolis. The existing property is 100% leased to a subsidiary of Amazon.com through July 2018. Pursuant to the Expansion Agreements, AllPoints at Anson Bldg. 1 (i) will be expanded from the current 630,573 square feet to approximately 1,036,573 square feet and (ii) will remain 100% leased to a subsidiary of Amazon.com, which lease will be extended through April 2021. The total cost of the expansion is anticipated to be approximately $16,900,000 to the Duke joint venture. As of December 31, 2010, the Duke joint venture had incurred land acquisition and construction costs totaling approximately $13,595,000. We expect to make cash contributions of approximately $13,541,000 to the Duke joint venture over the construction period in connection with the Expansion Agreements.

On December 17, 2010, the Duke joint venture entered into a purchase and sale agreement (the “Purchase Agreement”) with Duke, Duke Secured Financing 2009-1PAC, LLC and Duke Realty Ohio, affiliates of Duke, for the acquisition of up to $516,650,000 in office real property assets (the “Office Portfolio”). The Office Portfolio consists of 20 office properties (each a “Property” and together the “Properties”) that are expected to be contributed to the Duke Joint Venture in three separate tranches.

On December 21, 2010, the Duke joint venture acquired fee interests in the first tranche of the Office Portfolio by acquiring seven properties for $173,850,000, exclusive of closing costs and acquisition fees which were both expensed as incurred. We made a cash contribution of approximately $139,080,000 to the Duke joint venture in connection with the closing of the first tranche.

As of December 31, 2010, the Duke joint venture had purchased approximately $639,615,000 of assets, exclusive of acquisition fees and closing costs, and holds interests in 24 properties, six located in Florida, four located in North Carolina, four located in Texas, three located in Ohio, two located in Arizona, two located in Indiana, two located in Missouri and one in Tennessee.

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

On December 17, 2010 in connection with the entry into of the Purchase Agreement for the Office Portfolio, we entered into an amended and restated operating agreement for the Duke joint venture. The amended and restated operating agreement generally contains the same terms and conditions as the operating agreement dated June 12, 2008 described above, except for the following material changes: (i) Duke has granted us a call option to acquire Duke’s entire interest in the Duke joint venture which such interest shall be valued based on the opinions of qualified appraisers and which we can elect to exercise anytime after June 30, 2012 upon the occurrence and adoption by resolution of certain triggering events and (ii) the Duke joint venture has certain rights to participate in the development of certain adjacent and nearby parcels of land currently owned by Duke.

For a period of three years from the date of the initial operating agreement, the Duke joint venture will have the right to acquire additional newly developed bulk industrial built-to-suit properties from Duke if such properties satisfy certain specified conditions. We will retain the right to approve the acquisition and purchase price of each such property.

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

For a detailed description of the properties held by the Duke joint venture as of December 31, 2010, see Note 5 “Investments in Unconsolidated Entities and for a detailed description of the recent transaction activity of the Duke joint venture, see “—Recent Developments.”

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

Afton Ridge Shopping Center is a 470,288 square foot regional shopping center, completed in 2007, in which we own 296,388 rentable square feet that is currently 95% leased. One of the shopping center’s anchors, a 173,900 square foot SuperTarget, is not owned by us. Additional anchor tenants in Afton Ridge Shopping Center are Best Buy, Marshalls, PetSmart, Dick’s Sporting Goods, Stein Mart and Ashley Furniture. Afton Ridge Shopping Center is the retail component of a 260 acre master planned mixed-use development.

International Properties—Consolidated

602 Central Blvd.—Coventry, UK

602 Central Blvd. consists of a three-story office building containing approximately 49,985 rentable square feet and a surface parking lot completed in 2001. The office building is currently vacant.

Thames Valley Five—Reading, UK

Thames Valley Five consists of a four story office building and surface parking lot completed in 1998. The office building is 100% leased to Regus (Reading Thames Valley Park) Limited, a subsidiary of Regus Group PLC, one of the world’s largest providers of outsourced workplace solutions under a lease that expires in November 2023.

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

International Properties—Unconsolidated

CBRE Strategic Partners Asia

We have agreed to a capital commitment of up to $20,000,000 in CB Richard Ellis Strategic Partners Asia II-A, L.P., or CBRE Strategic Partners Asia. As of December 31, 2010, we had funded $15,040,000 of our capital commitment. CBRE Investors, our sponsor, formed CBRE Strategic Partners Asia to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in Asia, including China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. The initial closing of CBRE Strategic Partners Asia was in October 2007 with additional commitments being accepted through January 2008. CBRE Strategic Partners Asia closed on January 31, 2008, with aggregate capital commitments of $394,203,000. CBRE Strategic Partners Asia has an eight-year term, which may be extended for up to two one-year periods with the approval of two-thirds of the limited partners.

As of December 31, 2010, CBRE Strategic Partners Asia, with its parallel fund CB Richard Ellis Strategic Partners Asia II, L.P., had aggregate investor commitments of approximately $394,203,000 from institutional investors including CBRE Investors and had acquired ownership interests in 10 properties, five in China and five in Japan. Two of the five original ownership interest located in China were sold in 2010. As of December 31, 2010, we owned an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. Our capital commitment is currently being pledged as collateral on borrowings of CBRE Strategic Partners Asia of which our pro rata portion of such borrowings was approximately $218,000 based on our 5.07% ownership interest in CBRE Strategic Partners Asia at December 31, 2010.

CBRE Strategic Partners Asia is managed by CB Richard Ellis Investors SP Asia II, LLC, or the Investment Manager, an affiliate of CBRE Investors. The Investment Manager is entitled to an annual management fee at an annual rate equal to 1.25% of the capital commitments (or an annual rate of 1.5% of the capital commitments for limited partners (which includes us) with aggregate capital commitments of less than $50,000,000). The Investment Manager is also entitled to an acquisition fee equal to (i) for assets acquired for ground up, new development or asset repositioning involving refurbishment activity, 0.75% of CBRE Strategic Partners Asia’s pro rata share of the total acquisition cost of such investment, plus 0.375% of the amount of projected capital expenditures required for such development or refurbishment activity, or (ii) for all other assets, 0.75% of CBRE Strategic Partners Asia’s pro rata share of the total acquisition cost of such investment. Our share of investment management fees paid to the Investment Manager were approximately $282,000, $300,000 and $271,000, for the years ended December 31, 2010, 2009 and 2008, respectively. In addition our share of the acquisition fees was $104,000 for the year ended December 31, 2008, no acquisition fees were paid to the investment manager in 2010 and 2009.

We will pay our Investment Advisor investment management and acquisition fees with respect to our investment in CBRE Strategic Partners Asia. Such fees paid to our investment advisor will be reduced, but not below zero, by our proportionate share of the management and acquisition fees paid to the Investment Manager. As of December 31, 2010, we had paid no fees to our Investment Advisor relating to this investment.

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

UK JV and European JV

On June 10, 2010, we entered into two joint ventures with subsidiaries of the Goodman Group (ASX: GMG), (“Goodman”), one of which will seek to invest in logistics focused warehouse/distribution properties in the United Kingdom, (the “UK JV”), and the other which will seek to invest in logistics focused warehouse/distribution properties in France, Belgium, the Netherlands, Luxembourg and Germany, (the “European JV”). We own an 80% interest in each joint venture and Goodman owns a 20% interest in each joint venture. The UK JV and European JV each acquired two properties on June 10, 2010.

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

Property and Market	Year Built	Property Type	Tenant	Net Rentable Sq. Feet	Percentage Leased	Lease Expiration	Approximate Total Acquisition Cost (in thousands)
Amber Park, South Normanton UK	1997	Warehouse/Distribution	UniDrug Distribution Group	208,423	100%	3/2017	$15,642
Brackmills, Northampton, UK	1984	Warehouse/Distribution	GE Lighting Operations Limited	186,618	100%	3/2017	$16,759

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

European JV

The shareholders’ agreement pertaining to the European JV is by and among RT Princeton CE Holdings, LLC (our wholly-owned subsidiary), Goodman Europe Development Trust acting by its trustee Goodman Europe Development Pty Ltd. and Goodman Princeton Holdings (LUX) S.À.R.L., the European JV, for the purpose of acquiring and holding, either directly or indirectly, up to € 400,000,000 in logistics focused warehouse/ distribution properties. On June 10, 2010, we initially funded the European JV with capital contributions of $26,802,000. The European JV acquired an initial portfolio of two properties, Duren and Schönberg, which were previously owned by a subsidiary of Goodman and which were purchased by the European JV simultaneously with the closing of the European JV.

On October 28, 2010 we contributed an additional capital contribution of $18,672,000 to the European JV to acquire Langenbach which was also previously owned by subsidiary of Goodman.

Property and Market	Year Built	Property Type	Tenant	Net Rentable Sq. Feet	Percentage Leased	Lease Expiration	Approximate Total Acquisition Cost (in thousands)
Düren, Düren Germany	2008	Warehouse/Distribution	Metsä Tissue GmbH	391,494	100%	01/2013	$16,435
Schönberg, Schönberg, Germany	2009	Warehouse/Distribution	LK Logistik GmbH	453,979	100%	05/2017	$17,274
Langenbach, Munich, Germany	2010	Warehouse/Distribution	DSV Stuttgart GmbH & Co. KG	225,106	100%	07/2015	$23,216

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

Property Type Concentration

Our property type concentrations as of December 31, 2010 are as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Property Type	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
Office	22	3,076	$767,458	16	2,010	$271,686	38	5,086	$1,039,144
Warehouse/Distribution	41	8,416	388,447	13	7,595	313,052	54	16,011	701,499
Retail	2	201	75,838	1	296	44,530	3	497	120,368
Manufacturing	8	1,107	76,817	—	—	—	8	1,107	76,817

Total	73	12,800	$1,308,560	30	9,901	$629,268	103	22,701	$1,937,828

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Geographic Concentration

Our geographic concentrations as of December 31, 2010 are as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Domestic	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
Virginia	3	839	$186,723	—	—	$—	3	839	$186,723
South Carolina	29	3,647	184,324	—	—	—	29	3,647	184,324
Texas	6	983	94,459	4	1,256	81,286	10	2,239	175,745
Florida	3	1,048	69,650	6	1,340	99,922	9	2,388	169,572
New Jersey	3	526	168,450	—	—	—	3	526	168,450
North Carolina	5	1,360	66,337	5	683	90,731	10	2,043	157,068
California	7	688	146,917	—	—	—	7	688	146,917
Ohio	2	1,110	22,000	3	1,468	80,488	5	2,578	102,488
Massachusetts	3	769	94,280	—	—	—	3	769	94,280
Arizona	1	217	9,200	2	1,425	72,089	3	1,642	81,289
Indiana	—	—	—	2	1,831	68,578	2	1,831	68.578
Minnesota	2	452	43,759	—	—	—	2	452	43,759
Illinois	2	285	43,170	—	—	—	2	285	43,170
Missouri	—	—	—	2	252	34,680	2	252	34,680
Tennessee	—	—	—	1	180	30,033	1	180	30,033
Georgia	1	122	21,834	—	—	—	1	122	21,834
Kentucky	1	189	14,800	—	—	—	1	189	14,800
Utah	1	275	13,400	—	—	—	1	275	13,400

Total Domestic	69	12,510	1,179,303	25	8,435	557,807	94	20,945	1,737,110

International
United Kingdom	4	290	129,257	2	395	25,921	6	685	155,178
Germany	—	—	—	3	1,071	45,540	3	1,071	45,540

Total International	4	290	129,257	5	1,466	71,461	9	1,756	200,718

Total	73	12,800	$1,308,560	30	9,901	$629,268	103	22,701	$1,937,828

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Significant Tenants

The following table details our largest tenants as of December 31, 2010 (in thousands):

			Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
	Tenant	Primary Industry	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
1	Raytheon Company	Defense and Aerospace	666	$8,902	—	$—	666	$8,902
2	Amazon.com, Inc(2)	Internet Retail	—	—	2,056	7,811	2,056	7,811
3	Nuance	Software	201	5,263	—	—	201	5,263
4	Eisai	Pharmaceutical and Health Care Related	209	4,772	—	—	209	4,772
5	Comcast	Telecommunications	220	4,578	—	—	220	4,578
6	Deloitte	Professional Service	175	4,390	—	—	175	4,390
7	SBM Offshore(3)	Petroleum and Mining	171	4,277	—	—	171	4,277
8	Barr Laboratories	Pharmaceutical and Health Care Related	143	4,061	—	—	143	4,061
9	Eveready Battery Company	Consumer Products	—	—	168	4,016	168	4,016
10	Unilever(4)	Consumer Products	—	—	1,595	3,864	1,595	3,864
11	PPD Development	Pharmaceutical and Health Care Related	—	—	251	3,616	251	3,616
12	Carl Zeiss	Pharmaceutical and Health Care Related	202	3,337	—	—	202	3,337
13	ConAgra Foods	Food Service and Retail	742	3,028	—	—	742	3,028
14	American LaFrance	Vehicle Related Manufacturing	513	2,979	—	—	513	2,979
15	Prime Distribution Services	Logistics and Distribution	—	—	1,200	2,958	1,200	2,958
16	Kellogg	Consumer Products	—	—	1,142	2,817	1,142	2,817
17	B&Q	Home Furnishings/Home Improvement	104	2,601	—	—	104	2,601
18	Syngenta Seed	Agriculture	116	2,472	—	—	116	2,472
19	REMEC	Defense and Aerospace	133	2,431	—	—	133	2,431
20	Time Warner	Telecommunications	134	2,412	—	—	134	2,412
21	Dr. Pepper	Food Service and Retail	602	2,388	—	—	602	2,388
22	Verizon Wireless(5)	Telecommunications	—	—	180	2,246	180	2,246
23	US General Services Administration	Government	72	2,197	—	—	72	2,197
24	Royal Caribbean	Travel/Leisure	—	—	129	2,139	129	2,139
25	Kaplan(6)	Education	125	2,117	—	—	125	2,117
26	American Home Mortgage	Financial Service	183	2,024	—	—	183	2,024
27	Best Buy	Specialty Retail	238	1,657	30	317	268	1,974
28	Markel Midwest, Inc.	Financial Service	100	1,882	—	—	100	1,882
29	Lockheed Martin	Defense and Aerospace	72	1,847	—	—	72	1,847
30	Disney	Travel/Leisure	—	—	101	1,800	101	1,800
31	Mercy Health Partners of SW Ohio	Pharmaceutical and Health Care Related	—	—	111	1,793	111	1,793
32	ABB, Inc.	Other Manufacturing	—	—	91	1,641	91	1,641
33	Devry	Education	—	—	94	1,548	94	1,548
34	DSV Stuttgart Gmbh & Co KG	Logistics and Distribution	—	—	225	1,431	225	1,431
35	Women’s Apparel Group, LLC	Internet Retail	330	1,426	—	—	330	1,426
36	Regus	Executive Office Suites	86	1,424	—	—	86	1,424
37	McLane Foodservice, Inc.	Logistics and Distribution	189	1,381	—	—	189	1,381
38	Walgreen	Pharmaceutical and Health Care Related	335	1,378	—	—	335	1,378
39	LK Logistik Gmbh	Logistics and Distribution	—	—	454	1,335	454	1,335
40	Florida Power	Utilities	—	—	108	1,280	108	1,280
	Other (138 tenants)		4,834	19,731	1,907	15,838	6,741	35,569

			10,895	$94,955	9,842	$56,450	20,737	$151,405

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

Tenant Industries

Our tenants operate across a wide range of industries. The following table details our tenant-industry concentrations as of December 31, 2010 (in thousands):

	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
Primary Tenant Industry Category	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
Pharmaceutical and Health Care Related	905	$13,769	594	$6,815	1,499	$20,584
Consumer Products	164	913	3,493	13,371	3,657	14,284
Defense and Aerospace	901	13,912	—	—	901	13,912
Logistics and Distribution	1,671	5,862	2,023	6,472	3,694	12,334
Telecommunications	673	8,279	182	2,279	855	10,558
Internet Retailer	330	1,426	2,056	7,811	2,386	9,237
Food Service and Retail	1,485	6,267	16	308	1,501	6,575
Financial Services	281	3,458	235	2,720	516	6,178
Professional Services	240	5,039	41	535	281	5,574
Home Furnishings/Home Improvement	462	4,480	62	1,019	524	5,499
Software	201	5,263	—	—	201	5,263
Other Manufacturing	909	3,134	116	1,938	1,025	5,072
Petroleum and Mining	171	4,277	55	646	226	4,923
Business Services	747	2,835	135	1,766	882	4,601
Vehicle Related Manufacturing	828	4,537	—	—	828	4,537
Specialty Retail	391	3,150	111	1,178	502	4,328
Travel and Leisure	—	—	229	3,939	229	3,939
Education	125	2,117	94	1,548	219	3,665
Agriculture	116	2,472	—	—	116	2,472
Government	187	2,217	—	—	187	2,217
Apparel Retail	—	—	227	1,944	227	1,944
Utilities	—	—	127	1,516	127	1,516
Executive Office Suites	86	1,424	—	—	86	1,424
Other Retail	22	124	46	645	68	769

Total	10,895	$94,955	9,842	$56,450	20,737	$151,405

(1)

Net Rentable Square Feet for Unconsolidated Properties is at 100%. Annualized Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Tenant Lease Expirations

The following table sets forth a schedule of expiring leases for our consolidated and unconsolidated properties as of December 31, 2010 (in thousands):

	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
	Expiring Net Rentable Square Feet	Expiring Base Rent	Expiring Net Rentable Square Feet	Expiring Base Rent	Expiring Net Rentable Square Feet	Expiring Base Rent
2011	694	2,508	14	234	708	2,742
2012	823	10,514	61	823	884	11,337
2013	1,603	8,551	460	2,537	2,063	11,088
2014	581	3,563	74	1,021	655	4,584
2015	1,821	6,661	238	1,638	2,059	8,299
2016	306	1,711	442	6,855	748	8,566
2017	267	3,832	1,180	8,969	1,447	12,801
2018	743	8,510	3,174	14,152	3,917	22,662
2019	1,697	13,239	3,424	13,157	5,121	26,396
2020	600	12,949	—		600	12,949
Thereafter	1,760	34,973	775	13,414	2,535	48,387

Total	10,895	$107,011	9,842	$62,800	20,737	$169,811

Weighted Average Expiration (years)		8.20		8.27		8.23

(1)

Expiring Net Rentable Square Feet for Unconsolidated Properties is at 100%. Expiring Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Property Portfolio Size

Our portfolio size at the end of each quarter since commencement of our initial public offering through December 31, 2010 is as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Cumulative Property Portfolio as of:	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
9/30/2006	9	878	$86,644	—	—	$—	9	878	$86,644
12/31/2006	9	878	86,644	—	—	—	9	878	86,644
3/31/2007	9	878	86,644	—	—	—	9	878	86,644
6/30/2007	10	928	110,491	—	—	—	10	928	110,491
9/30/2007	42	5,439	348,456	—	—	—	42	5,439	348,456
12/31/2007	44	5,576	353,594	—	—	—	44	5,576	353,594
3/31/2008	47	6,257	426,856	—	—	—	47	6,257	426,856
6/30/2008	47	6,257	426,856	1	605	35,636	48	6,862	462,492
9/30/2008	49	6,483	486,777	6	3,307	193,773	55	9,790	680,550
12/31/2008	52	6,771	582,682	8	5,649	273,205	60	12,420	855,887
3/31/2009	52	6,771	582,717	8	5,649	273,130	60	12,420	855,847
6/30/2009	53	7,106	598,103	11	5,976	305,308	64	13,082	903,411
9/30/2009	57	7,805	719,822	11	5,976	305,202	68	13,781	1,025,024
12/31/2009	60	8,630	791,314	13	6,904	356,158	73	15,534	1,147,472
3/31/2010	58	8,407	748,835	18	7,392	418,818	76	15,799	1,167,653
6/30/2010	62	9,086	916,210	22	8,633	471,615	84	17,719	1,387,825
9/30/2010	63	9,295	983,810	22	8,633	471,615	85	17,928	1,455,425
12/31/2010	73	12,800	1,308,560	30	9,901	629,268	103	22,701	1,937,828

(1)

Net Rentable Square Feet for unconsolidated properties is at 100%. Approximate Total Acquisition Cost is at our pro rata share of effective ownership and does not include our investment in CBRE Strategic Partners Asia.

Rental Operations

Our reportable segments consist of three types of commercial real estate properties for which our management internally evaluates operating performance and financial results: the Domestic Industrial Properties, Domestic Office Properties and International Office/Retail Properties. We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, management fees and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our company-level general and administrative expenses. The following tables compare the net operating income for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Domestic Industrial Properties
Revenues:
Rental	$23,903	$19,473	$20,350
Tenant Reimbursements	5,481	5,057	4,323

Total Revenues	29,384	24,530	24,673

Property and Related Expenses:
Operating and Maintenance	1,546	1,297	1,146
General and Administrative	257	312	147
Property Management Fee to Related Party	289	346	376
Property Taxes	5,735	4,916	4,054

Total Expenses	7,827	6,871	5,723

Net Operating Income	21,557	17,659	18,950

Domestic Office Properties
Revenues:
Rental	38,792	19,430	8,429
Tenant Reimbursements	8,294	3,974	2,290

Total Revenues	47,086	23,404	10,719
Property and Related Expenses:
Operating and Maintenance	6,142	3,395	1,974
General and Administrative	433	174	61
Property Management Fee to Related Party	370	139	94
Property Taxes	5,230	2,708	1,425

Total Expenses	12,175	6,416	3,554

Net Operating Income	34,911	16,988	7,165

International Office/Retail Properties
Revenues:
Rental	6,678	8,120	4,617
Tenant Reimbursements	391	270	140

Total Revenues	7,069	8,390	4,757

Property and Related Expenses:
Operating and Maintenance	930	282	128
General and Administrative	213	142	82
Property Management Fee to Related Party	289	171	21

Total Expenses	1,432	595	231

Net Operating Income	5,637	7,795	4,526

Reconciliation to Consolidated Net Loss
Total Segment Net Operating Income	62,105	42,442	30,641
Interest Expense	14,881	11,378	10,323
General and Administrative	4,623	3,618	3,030
Investment Management Fee to Related Party	11,595	7,803	3,964
Acquisition Expenses	17,531	5,832	—
Depreciation and Amortization	32,125	25,093	17,171
Loss on Impairment	—	9,160	—

	(18,650)	(20,442)	(3,847)

	Year Ended December 31,
	2010	2009	2008
Other Income and Expenses
Interest and Other Income	1,260	344	2,039
Net Settlement (Payments) Receipts on Interest Rate Swaps	(1,096)	(660)	65
Gain (Loss) on Interest Rate Swaps and Cap	23	89	(1,496)
(Loss) Gain on Note Payable at Fair Value	(118)	(807)	1,168
Loss on Early Extinguishment of Debt	(72)	—	—
Loss on Transfer of Held for Sale Real Estate to Continuing Operations	—	—	(3,451)

Loss Before (Provision) Benefit for Income Taxes and Equity in Income (Loss) of Unconsolidated Entities	(18,653)	(21,476)	(5,522)

(Provision) Benefit for Income Taxes	(296)	(169)	82
Equity in Income (Loss) of Unconsolidated Entities	8,838	2,743	(1,242)

Net Loss from Continuing Operations	(10,111)	(18,902)	(6,682)
Loss from Discontinued Operations	(507)	—	—

Net Loss	(10,618)	(18,902)	(6,682)

Net Loss Attributable to Non-Controlling Operating Partnership Units	18	54	26

Net Loss Attributable to CB Richard Ellis Realty Trust Shareholders	$(10,600)	$(18,848)	$(6,656)

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

Tax Basis and Real Estate Tax

The following table provides information regarding our tax basis and real estate taxes at each of our consolidated properties as of December 31, 2010:

Location	Property	Original Income Tax Basis	2010 Annualized Real Estate Taxes
San Diego, CA	REMEC Corporate Campus	$26,667,000	$316,000
Taunton, MA	300 Constitution Drive	19,805,000	306,000
Alpharetta, GA	Deerfield Commons I	19,572,000	291,000
Alpharetta, GA	Deerfield Commons II	2,262,000	52,000
Allen, TX	505 Century	6,095,000	102,000
Richardson, TX	631 International	5,407,000	95,000
Richardson, TX	660 North Dorothy	6,836,000	99,000
Bolingbrook, IL	Bolingbrook Point III	18,170,000	218,000
Spartanburg, SC	Cherokee Corporate Park	3,775,000	38,000
Spartanburg, SC	Community Cash Complex 1-5	7,987,000	147,000
Spartanburg, SC	Fairforest Bldgs 1-4	19,753,000	363,000
Spartanburg, SC	Fairforest Bldg. 5	16,968,000	267,000
Spartanburg, SC	Fairforest Bldg. 6	7,469,000	163,000
Spartanburg, SC	Fairforest Bldg. 7	5,626,000	123,000
Spartanburg, SC	Greenville/Spartanburg Ind. Pk	3,388,000	70,000
Spartanburg, SC	Highway 290 Commerce Pk Bldgs	20,083,000	323,000
Spartanburg, SC	HJ Park Bldg. 1	4,216,000	107,000
Charleston, SC	Jedburg Commerce Park	41,991,000	634,000
Charlotte, NC	Kings Mountain I	5,497,000	35,000
Charlotte, NC	Kings Mountain II	11,311,000	55,000
Charleston, SC	Mount Holly Building	6,208,000	54,000
Charleston, SC	North Rhett I	10,302,000	140,000
Charleston, SC	North Rhett II	7,073,000	67,000
Charleston, SC	North Rhett III	4,812,000	55,000
Charleston, SC	North Rhett IV	17,060,000	226,000
Charleston, SC	Orangeburg Park Bldg.	5,474,000	128,000
Spartanburg, SC	Orchard Business Park 1 & 2	2,139,000	46,000
Winston-Salem, NC	Union Cross Bldg. I	6,585,000	179,000
Winston-Salem, NC	Union Cross Bldg. II	17,216,000	173,000
Lewisville, TX	Lakeside Office Center	17,994,000	277,000
Charlotte, NC	Kings Mountain III	25,728,000	73,000
Houston, TX	Enclave on the Lake	37,827,000	577,000
Washington, DC	Avion Midrise III	21,111,000	217,000
Washington, DC	Avion Midrise IV	21,112,000	217,000
Minneapolis, MN	13201 Wilfred	15,340,000	530,000
East Bay, CA	3011, 3055 & 3077 Comcast Place	49,000,000	775,000
Boston, MA	140 Depot Street	18,950,000	254,000
Orlando, FL	12650 Ingenuity Drive	25,350,000	349,000
Minneapolis, MN	Crest Ridge Corporate Center I	28,419,000	285,000
Jacksonville, FL	West Point Trade Center	29,000,000	483,000
East Bay, CA	5160 Hacienda Dr	38,500,000	464,000
San Diego, CA	10450 Pacific Center Ct	32,750,000	315,000
Metro New York, NY	225 Summit	40,600,000	457,000
Boston, MA	One Wayside	55,525,000	544,000
Metro New York, NY	100 Tice Blvd	67,600,000	609,000
Chicago, IL	Ten Parkway North	25,000,000	140,000
Washington, DC	Pacific Corporate Park	144,500,000	1,675,000
Newark, NJ	100 Kimball Drive	60,250,000	777,000
Dallas, TX	4701 Gold Spike Drive	20,300,000	315,000
Cincinnati, OH	1985 International Way	14,800,000	130,000
Columbus, OH	Rickenbacker II	8,600,000	56,000

Location	Property	Original Income Tax Basis	2010 Annualized Real Estate Taxes
Columbus, OH	Rickenbacker III	13,400,000	90,000
Salt Lake City, UT	Summit Distribution Center	13,400,000	147,000
Jacksonville, FL	3660 Deerpark Boulevard	15,300,000	170,000
Phoenix, AZ	Tolleson Commerce Park II	9,200,000	235,000
Coventry, UK	602 Central Blvd.	23,847,000	N/A
Reading, UK	Thames Valley Five	29,572,000	N/A
Wakefield, UK	Albion Mills Retail Park	22,098,000	N/A
Peterborough, UK	Maskew Retail Park	53,740,000	N/A

Total		$1,308,560,000	$15,033,000

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

Recent Developments

From January 1, 2011 through March 17, 2011, we received gross proceeds from our public offering of approximately $80,515,423 from the sale of 8,105,529 common shares.

On January 20, 2011 and February 14, 2011, we paid down the Amended Wells Fargo Credit Facility loan payable by $20,000,000 and $15,000,000, respectively. On March 30, 2011, an additional $30,000,000 was drawn down on the Amended Wells Fargo Credit Facility.

On January 31, 2011, we were notified that the investment commitment period of CBRE Strategic Partners Asia was extended for one year from January 31, 2011 to January 31, 2012.

On February 8, 2011, we entered into five secured term loans totaling $37,000,000 with ING USA Annuity and Life Insurance Company secured by the following properties: 4701 Gold Spike Road, $10,650,000, Summit Distribution Center, $6,700,000, Tolleson Commerce Park II, $4,600,000, 3660 Deerpark Blvd., $7,650,000 and 1985 International Way, $7,400,000. The loans bear interest at a fixed rate of 4.45% and mature on February 8, 2018.

On February 22, 2011, we entered into a lease for the Kings Mountain III property, a 541,910 square foot warehouse/distribution building located in Charlotte, North Carolina for a 10 year term.

On February 28, 2011, we entered into a $33,000,000 secured term loan with TD Bank secured by the 100 Kimball Drive property. Upon closing the 100 Kimball Drive loan, we simultaneously entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the entire outstanding loan amount to 5.25% for its 10 year term.

On March 24, 2011, the Duke joint venture acquired fee interests in the Remaining Properties, thus completing the acquisition of the Office Portfolio, as described further below.

Property and Market	Address	Year Built	Tenant(1)	Net Rentable Square Feet	Lease Expiration		Approximate Purchase Price(2)	Pro Rata Share of Approximate Purchase Price(3)	Percentage Leased	Acquisition Fee(4)
Norman Pointe I / Minneapolis, MN	5601 Green Valley Drive Bloomington, MN	2000	NCS Pearson, Inc.(5)	212,722	02/2017		$42,600,000	$34,080,000	100%	$511,200

Norman Pointe II / Minneapolis, MN	5600 West American Boulevard, Bloomington, MN	2007	General Services Administration(6); Hartford Fire Insurance Company(7)	324,296	02/2016; 06/2013		$46,900,000	$37,520,000	100%	$562,800

The Landings I / Cincinnati, Ohio	9997 Carver Road, Blue Ash, OH	2006	Citicorp North America(8)	175,695	01/2022		$29,659,500	$23,727,600	100%	$355,914

The Landings II / Cincinnati, Ohio	9987 Carver Road, Blue Ash, OH	2007	—	175,076	—		$26,160,500	$20,928,400	96.1%	$313,926

One Easton Oval / Columbus, Ohio	One Easton Oval, Columbus, Ohio	1997	—	125,031	—		$11,911,000	$9,528,800	89.4%	$142,932

Two Easton Oval / Columbus, Ohio	Two Easton Oval, Columbus, Ohio	1995	—	128,674	—		$12,744,000	$10,195,200	74.6%	$152,928

Weston Pointe I / Ft. Lauderdale, Florida	2400 North Commerce Parkway, Weston, FL	1999	—	97,579	—		$19,384,250	$15,507,400	87.1%	$232,611

Weston Pointe II / Ft. Lauderdale, Florida	2200 North Commerce Parkway, Weston, FL	2000	—	97,180	—		$23,375,950	$18,700,760	100%	$280,511

Weston Pointe III / Ft. Lauderdale, Florida	2250 North Commerce Parkway, Weston, FL	2003	American Intercontinental University(9)	97,178	09/2015		$23,583,550	$18,866,840	100%	$283,003

Weston Pointe IV / Ft. Lauderdale, Florida	2100 North Commerce Parkway, Weston, FL	2006	General Services Administration(6)	96,175	04/2019		$28,256,250	$22,605,000	100%	$339,075

One Conway Park /Chicago, Illinois	100 Field Drive, Lake Forest, IL	1989	—	105,000	—		$15,400,000	$12,320,000	86.5%	$184,800

West Lake at Conway / Chicago, Illinois	1925 West Field Ct., Lake Forest, IL	2008	—	99,538	—		$17,575,000	$14,060,000	90.1%	$210,900

Atrium I /Columbus, Ohio	5525 Parkcenter Circle, Dublin, OH	1996	Nationwide Mutual Insurance Company(10)	315,102	05/2018; 05/2019	(11)	$45,250,000	$36,200,000	100%	$543,000

(1)

This column represents tenants that currently occupy more than 50,000 net rentable square feet of each property. Properties which do not list a tenant are multi-tenant properties that do not currently have a tenant that occupies more than 50,000 net rentable square feet.

(2)	Approximate total purchase price, exclusive of customary closing costs, paid by the Duke Joint Venture for each property.

(3)

Pro rata share of approximate purchase price is at the Company’s pro rata share of effective ownership for each of these properties, which was funded using net proceeds of the Company’s current public offering.

(4)	Acquisition fees payable to the Investment Advisor are not included in the total acquisition cost for the properties.

(5)	NCS Pearson, Inc. provides services, software, systems, and Internet-based technologies for the collection, management, and interpretation of data.

(6)

The General Services Administration is an independent agency of the Federal Government of the United States of America, which supplies products and communications for U.S. government offices, provides transportation and office space to federal employees and develops government-wide cost-minimizing policies and other management tasks.

(7)	Hartford Fire Insurance Company is a subsidiary of The Hartford Financial Services Group and one of the world’s leading providers of fire, marine and casualty insurance.

(8)	Citicorp North America, Inc., provides regional banking services and is a subsidiary of Citigroup, Inc. (NYSE: C).

(9)	American Intercontinental University is an international for-profit university with both physical and online campuses.

(10)	Nationwide Mutual Insurance Company is one of the nation’s largest insurance and financial services companies.

(11)	This tenant has two separate leases within this property, as they rent two separate spaces.

On March 24, 2011, in connection with the acquisition of the Remaining Properties as described above, the Duke joint venture entered into the Term Loan Agreement with Wells Fargo Bank, National Association. While the term loan is non-recourse to us, the pro rata share of the term loan obligation attributable to us is $220,000,000 in accordance with our ownership interest in the Duke joint venture. The loan proceeds were used to accelerate the acquisition of the Remaining Properties. The loan has a six-month term and two six-month extension options. The term loan has an interest rate of LIBOR plus 2.50% and is fully pre-payable at any time, subject to any customary costs. An origination fee of $1,650,000 was paid to Wells Fargo Bank, National Association at the closing of the term loan. The Term Loan Agreement contains customary representations and warrants and covenants. During the term of the loan, the Duke Joint Venture has agreed to comply with certain financial covenants related to its leverage ratio, net asset value, unencumbered leverage ratio and the inability to enter into certain types of investments.

ITEM 3.	LEGAL PROCEEDINGS

We were not party to any material legal proceedings at December 31, 2010.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

In accordance with Financial Industry Regulatory Authority Rule 5110, the estimated value of our common shares was deemed to be $10.00 per share as of December 31, 2010. The basis for this estimated value is the fact that, as of December 31, 2010, we were conducting our public offering of our common shares at the price of $10.00 per share to third-party investors through arms-length transactions. However, there is no established public trading market for the common shares at this time, and there can be no assurance that shareholders could receive $10.00 per share if such a market did exist and they sold their common shares or that they will be able to receive such amount for their common shares in the future. Moreover, we have not performed an appraisal of our properties; as such, this estimated value is not necessarily based upon the appraised value of our properties, nor does it necessarily represent the amount shareholders would receive if our properties were sold and the proceeds distributed to our shareholders in a liquidation, which amount may be less than $10.00 per share, because at the time we were purchasing our properties, the amount of funds available for investments was reduced by selling commissions, dealer manager fees and marketing support fees, organization and offering costs and acquisition and advisory fees and expenses, as described in more detail in the notes to our consolidated financial statements included in this report. As a result, it would be expected that, in the absence of other factors affecting property values, our aggregate net asset value may be less than the proceeds of our public offering and may not be the best indicator of the value of shares purchased as a long-term income producing investment. In addition, we may conduct additional public offerings of our common shares. Prior to providing a liquidity event for our shareholders, our Board of Trustees will determine the public offering price of our common shares for future public offerings, which may or may not be the same as our current public offering price.

Dividend Reinvestment Plan

The following is a summary of our dividend reinvestment plan that allows you to have dividends and other distributions otherwise distributable to you invested in additional common shares. As of December 31, 2010, we had issued 6,244,924 common shares pursuant to our dividend reinvestment plan.

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

The Board of Trustees, in its sole discretion, may choose to terminate or otherwise amend the terms of the share redemption program or to reduce the number of shares purchased under the share redemption program if it determines the funds otherwise available to fund our share redemption program are needed for other purposes If we terminate, amend or suspend the share redemption program or reduce the number of shares to be redeemed under the share redemption program, we will provide 30 days’ advance notice to shareholders, and we will disclose the change in quarterly and annual reports filed with the SEC on Form 10-Q and Form 10-K.

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

For the years ended December 31, 2010 and 2009, we received requests to redeem 2,057,122 common shares and 2,301,682, common shares, respectively, pursuant to our share redemption program. We redeemed 100% and 94% of the redemption requests for the years ended December 31, 2010 and 2009 at an average price per share of $9.16 and $9.00. We funded share redemptions for the periods noted above from the proceeds of the sale of our common shares pursuant to our dividend reinvestment plan.

Shares

The number of our common shares issued and outstanding as of March 17, 2011 was 172,025,430.

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

In order to qualify as a REIT under the Internal Revenue Code, we generally must make distributions to our shareholders each year in an amount at least equal to (i) 90% of our net taxable income, excluding net capital gains, plus (ii) 90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Internal Revenue Code, minus (iii) any excess non-cash income. In general, our dividends will be applied toward these requirements only if paid in the taxable year to which they relate, or in the following taxable year if the dividends are declared before we timely file our tax return for that year, the dividends are paid on or before the first regular dividend payment following the declaration and we elect on our tax return to have a specified dollar amount of such distributions treated as if paid in the prior year. In addition, dividends declared by us in October, November or December of one taxable year and payable to a shareholder of record on a specific date in such a month are treated as both paid by us and received by the shareholder during such taxable year, provided that the dividend is actually paid by us by January 31 of the following taxable year.

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

The following table sets forth the distributions per common share declared by our Board of Trustees and dates of such distributions:

Quarter	Declared	Date of Distribution
First Quarter, 2009	$0.15	April 17, 2009
Second Quarter, 2009	$0.15	July 17, 2009
Third Quarter, 2009	$0.15	October 16, 2009
Fourth Quarter, 2009	$0.15	January 15, 2010
First Quarter, 2010	$0.15	April 16, 2010
Second Quarter, 2010	$0.15	July 16, 2010
Third Quarter, 2010	$0.15	October 15, 2010
Fourth Quarter, 2010	$0.15	January 14, 2011
First Quarter, 2011	$0.15	April 15, 2011*
Second Quarter, 2011	$0.15	July 15, 2011*

*	Anticipated payment date

The following table presents total distributions declared and paid and distributions per share:

2010 Quarters	First	Second	Third	Fourth
Total distributions declared and paid	$16,841,000	$19,266,000	$21,623,000	$24,053,000
Distributions per share	$0.15	$0.15	$0.15	$0.15
Amount of distributions per share funded by cash flows provided by operating entities	$0.1212	$0.0540	$0.0826	$0.0444
Amount of distributions per share funded by uninvested proceeds from financings of our properties	$0.0288	$0.0960	$0.0674	$0.1056

2009 Quarters	First	Second	Third	Fourth
Total distributions declared and paid	$10,066,000	$11,181,000	$12,767,000	$14,750,000
Distributions per share	$0.15	$0.15	$0.15	$0.15
Amount of distributions per share funded by cash flows provided by operating activities	$0.0903	$0.0643	$0.1309	$0.0430
Amount of distributions per share funded by uninvested proceeds from financings of our properties	$0.0597	$0.0857	$0.0191	$0.1070

On March 15, 2011, our Board of Trustees approved a quarterly distribution to shareholders of $0.15 per common share for the second quarter of 2011. The distribution will be calculated on a daily basis and paid on July 15, 2011 to shareholders of record during the period April 1, 2011 through and including June 30, 2011. On an annualized basis, this distribution amount represents a 6.0% yield based on the current $10.00 per share offering price of our common shares. However, no assurance can be made that distributions will be sustained at current levels.

On December 14, 2010, our Board of Trustees approved a quarterly distribution to shareholders of $0.15 per common share for the first quarter of 2011. The distribution will be calculated on a daily basis and paid on April 15, 2011 to shareholders of record during the period January 1, 2011 through and including March 31, 2011.

Our first quarter 2010 distributions, paid on April 16, 2010, were funded 80.79% by cash flows provided by operating activities and 19.21% from uninvested proceeds from financings of our properties. In addition, distributions totaling $7,318,000 were reinvested in our common shares pursuant to our dividend reinvestment plan. Our second quarter 2010 distributions, paid on July 16, 2010, were funded 35.98% by cash flows provided by operating activities and 64.02% from uninvested proceeds from financings of our properties. In addition, distributions totaling $8,390,000 were reinvested in our common shares pursuant to our dividend reinvestment plan. Our third quarter 2010 distributions, paid on October 15, 2010, were funded 55.08% by cash flows provided by operating activities and 44.92% from uninvested proceeds from financings of our properties. In addition, distributions totaling $9,349,000 were reinvested in our common shares pursuant to our dividend reinvestment plan. Our fourth quarter 2010 distributions, paid on January 14, 2011, were funded 29.60.% by cash flows provided by operating activities and 71.40% from uninvested proceeds from financings of our properties. In addition, distributions totaling $10,260,000 were reinvested in our common shares pursuant to our dividend reinvestment plan.

Our 2010 distributions were funded 48.38% by cash flows provided by operating activities and 51.62% from uninvested proceeds from financings of our properties. In addition, 2010 distributions totaling $35,317,000 were reinvested in our common shares pursuant to our dividend reinvestment plan during 2010.

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

Our 2009 distributions were funded 53.78% by cash flows provided by operating activities and 46.22% from uninvested proceeds from financings of our properties. In addition, 2009 distributions totaling $20,135,000 were reinvested in our common shares pursuant to our dividend reinvestment plan during 2009.

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

Unregistered Sales and Repurchases of Securities

During the year ended December 31, 2010, we did not sell any equity securities that are not registered under the Securities Act of 1933, as amended. See “Share Redemption Program” for a discussion of our share redemption program, including shares that we have redeemed thereunder.

The following table provides information with respect to our share redemption program for the three months ended December 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
October	574,234	$9.25	N/A	N/A
November	—	—	N/A	N/A
December	—	—	N/A	N/A
Total	574,234	$9.25	N/A	N/A

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

The registration statement relating to our follow-on public offering (No. 333-152653) was declared effective on January 30, 2009. CNL Securities Corp. is the Dealer Manager of our follow-on offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through December 31, 2010, we had accepted subscriptions from 26,244 investors, issued 101,245,478 common shares and received $1,010,076,294 in gross offering proceeds pursuant to our public offering after payment of $23,838,944 in acquisition fees and related expenses, payment of approximately $51,144,000 in selling commission, $21,171,000 in dealer manager fees, $7,771,000 in marketing support fees and payment of approximately $15,863,000 in organization and offering expenses, as of December 31, 2010, we had raised aggregate net offering proceeds of approximately $890,288,000.

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

On April 20, 2010, our Board’s independent trustees, Messrs. Black, Reid and Orphanides, were awarded equity grants under our 2004 equity incentive plan on the following terms: (i) each award was for $80,000 in restricted common shares of the Trust (or 8,000 shares at $10.00 per share) for a total of $240,000; (ii) each award vested in its entirety, upon issuance; and (iii) the independent trustee would not be able to redeem any of the restricted common shares prior to the third anniversary of date of issuance, but retains the rights to dividends declared and paid during such restriction period. We recognized a stock based compensation expense of $240,000 during the year ended December 31, 2010 as a result of granting these awards to our independent trustees. No awards of any kind were made under this plan during the years ended December 31, 2009 and 2008.

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

Available shares

Subject to adjustment upon certain corporate transactions or events, a maximum of 20,000,000 common shares (but not more than 10% of the common shares outstanding at the time of grant) may be subject to share options, shares of restricted shares, phantom shares and dividend equivalent rights under the 2004 equity incentive plan. Any common shares withheld or surrendered by plan participants in connection with the payment of an option exercise price or in connection with tax withholding will not count towards the share limitation and will be available for issuance under the 2004 equity incentive plan. If an option or other award granted under the 2004 equity incentive plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Unless previously terminated by our Board of Trustees, no new award may be granted under the 2004 equity incentive plan after the tenth anniversary of the date that such plan was initially approved by our Board of Trustees. No award may be granted under our 2004 equity incentive plan to any person who, assuming exercise of all options and payment of all awards held by such person would own or be deemed to own more than 3.0% of our outstanding common shares. As of December 31, 2010, the number of common shares remaining or available for future issuance under the 2004 equity incentive plan was 19,976,000.

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

As of December 31, 2010, no awards have been granted under our 2004 performance bonus plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our consolidated financial data on a historical basis for the periods ended December 31, 2010, 2009, 2008, 2007, and 2006.

CB Richard Ellis Realty Trust

(in thousands, except share data)

	2010	2009	2008	2007	2006
Statement of Operations Data:
Revenue
Rental	$69,373	$47,023	$33,396	$14,028	$6,630
Tenant Reimbursements	14,166	9,301	6,753	2,633	1,830

Total Revenue	83,539	56,324	40,149	16,661	8,460

Expenses
Operating and Maintenance	8,618	4,974	3,248	1,057	860
Property Taxes	10,965	7,624	5,479	1,778	1,103
Interest	14,881	11,378	10,323	5,049	1,784
General and Administrative Expense	5,526	4,246	3,320	1,853	851
Property Management Fee to Related Party	948	656	491	160	41
Investment Management Fee to Related Party	11,595	7,803	3,964	1,547	739
Class C Fee to Related Party	—	—	—	—	145
Acquisition Expenses	17,531	5,832	—	—	—
Depreciation and Amortization	32,125	25,093	17,171	8,050	4,618
Loss on Impairment	—	9,160	—	—	—

Total Expenses	102,189	76,766	43,996	19,494	10,141

Other Income and Expenses
Interest and Other Income	1,260	344	2,039	2,855	255
Net Settlement (Payments) Receipts on Interest Rate Swaps	(1,096)	(660)	65	—	—
Gain (Loss) on Interest Rate Swaps and Cap	23	89	(1,496)	—	—
(Loss) Gain on Note Payable at Fair Value	(118)	(807)	1,168	—	—
Loss on Early Extinguishment of Debt	(72)	—	—	—	—
Loss on Transfer of Real Estate Held for Sale to Continuing Operations	—	—	(3,451)	—	—

Total Other Income and (Expenses)	(3)	(1,034)	(1,675)	2,855	255

(Loss) Income Before (Provision) Benefit for Income Taxes and Equity in Income (Loss) of Unconsolidated Entities	(18,653)	(21,476)	(5,522)	22	(1,426)
(Provision) Benefit for Income Taxes	(296)	(169)	82	(279)	—
Equity in Income (Loss) of Unconsolidated Entities	8,838	2,743	(1,242)	(150)	—

Net Loss From Continuing Operations	(10,111)	(18,902)	(6,682)	(407)	(1,426)
Loss From Discontinued Operations	(507)	—	—	—	—

Net Loss	(10,618)	(18,902)	(6,682)	(407)	(1,426)
Net Loss Attributable to Non-Controlling Operating Partnership Units	18	54	26	4	(1,058)

Net Loss Attributable to CB Richard Ellis Realty Trust Shareholders	$(10,600)	$(18,848)	$(6,656)	$(403)	$(2,484)

Per Share Data:
Basic and Diluted Net Loss Per Share from Continuing Operations	$(0.08)	$(0.23)	$(0.14)	$(0.02)	$(0.35)
Basic and Diluted Net Loss Per Share from Discontinued Operations	$—	$—	$—	$—	$—

Weighted Average Common Shares Outstanding—Basic and Diluted	136,456,565	81,367,593	46,089,680	18,545,418	7,010,722
Dividends Declared Per Share	$0.60	$0.60	$0.59	$0.54	$0.50

	December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Investments in Real Estate, After Accumulated Depreciation and Amortization	$1,055,975	$639,573	$484,827	$309,805	$70,650
Investments in Unconsolidated Entities	410,062	214,097	131,703	101	—
Real Estate and Other Assets Held for Sale	22,056	—	—	—	—
Total Assets	1,716,720	1,059,019	709,920	435,751	97,807
Notes Payable	365,592	212,425	177,161	116,876	34,975
Loan Payable	60,000	—	—	45,000	—
Liabilities Related to Real Estate and Other Assets Held for Sale	441	—	—	—	—
Total Liabilities	491,954	256,556	220,249	189,224	44,834
Non-controlling Interest	2,464	2,464	2,464	2,464	2,464
Shareholders’ Equity	1,222,302	799,999	487,207	244,063	50,509
Total Liabilities and Shareholders’ Equity	1,716,720	1,059,019	709,920	435,751	97,807

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common shares, along with the following factors that could cause actual results to vary from our forward-looking statements:

¡	national, regional and local economic climates;

¡	the continued volatility and disruption of capital and credit markets;

¡	changes in supply and demand for office, industrial, retail and multi-family residential properties;

¡	adverse changes in the real estate markets, including increasing vacancy, decreasing rental revenue and increasing insurance costs;

¡	availability and credit worthiness of prospective tenants;

¡	our ability to maintain rental rates and maximize occupancy;

¡	our ability to identify acquisitions;

¡	our pace of acquisitions and/or dispositions of properties;

¡	our corporate debt ratings and changes in the general interest rate environment;

¡	availability of capital (debt and equity);

¡	our ability to refinance existing indebtedness or incur additional indebtedness;

¡	unanticipated increases in financing and other costs, including a rise in interest rates;

¡	the actual outcome of the resolution of any conflict;

¡	our ability to successfully operate acquired properties;

¡	availability of and ability to retain qualified personnel;

¡	CBRE Advisors LLC remaining as our Investment Advisor;

¡	future terrorist attacks in the United States or abroad;

¡	our ability to qualify as a partnership for U.S. federal income tax purposes;

¡	foreign currency fluctuations;

¡	accounting principles and policies and guidelines applicable to REITs;

¡	legislative or regulatory changes adversely affecting REITs and the real estate business;

¡	environmental, regulatory and/or safety requirements; and

¡

other factors discussed under Item 1A Risk Factors of this Annual Report on Form 10-K for the year ended December 31, 2010 and those factors that may be contained in any filing we make with the SEC, including Part II, Item 1A of Form 10-Qs

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. “Risk Factors.”

Overview

We are a Maryland real estate investment trust that invests in real estate properties, focusing on office, industrial (primarily warehouse/distribution), retail and potentially multi-family residential properties, as well as other real estate-related assets. We may also utilize our expertise and resources to capitalize on unique opportunities that may exist elsewhere in the marketplace, in which we might also acquire interests in mortgages or other investments where we could seek to acquire the underlying property. We will not invest more than 20% of our total assets in any single investment. We intend to invest primarily in properties located in geographically-diverse major metropolitan areas in the United States. In addition, we currently intend to invest up to 30% of our total assets in properties outside of the United States. Our international investments may be in markets in which CBRE Investors has existing operations or previous investment experience, or may be in partnership with other entities that have significant local-market expertise. We expect that our international investments will focus on properties typically located in significant business districts and suburban markets.

As of December 31, 2010, we owned, on a consolidated basis, 73 office, industrial (primarily warehouse/distribution) and retail properties located in 15 states (Arizona, California, Florida, Georgia, Illinois, Massachusetts, Minnesota, New Jersey, North Carolina, Ohio, South Carolina, Texas, Utah and Virginia) and in the United Kingdom encompassing approximately 12,800,000 rentable square feet in the aggregate. In addition, we have ownership interests in five unconsolidated entities that, as of December 31, 2010, owned interests in 38 properties. Excluding those properties owned through our investment in CB Richard Ellis Strategic Partners Asia II, L.P. (“CBRE Strategic Partners Asia”), we owned, on an unconsolidated basis, 30 industrial, office and retail properties located in eight states (Arizona, Florida, Indiana, Missouri, North Carolina, Ohio, Tennessee and Texas) and in the United Kingdom and Europe encompassing approximately 9,901,000 rentable square feet in the aggregate.

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

The registration statement relating to our follow-on public offering was declared effective by the Securities and Exchange Commission (the “SEC”) on January 30, 2009. CNL Securities Corp. is the dealer manager of our offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through December 31, 2010, we received gross offering proceeds of approximately $1,010,076,294 from the sale of 101,245,478 shares.

We are externally managed by CBRE Advisors LLC, or the Investment Advisor, and all of our real estate investments are held directly by, or indirectly through wholly owned subsidiaries of, CBRE Operating Partnership, L.P., or CBRE OP. Generally, we contribute the proceeds we receive from the issuance of common shares for cash to CBRE OP and CBRE OP, in turn, issues units of limited partnership to us, which entitle us to receive our share of CBRE OP’s earnings or losses and net cash flow. Provided we have sufficient available cash flow, we intend to pay our shareholders quarterly cash dividends. We are structured in a manner that allows CBRE OP to issue limited partnership interests from time to time in exchange for real estate properties. By structuring our acquisitions in this manner, the contributors of real estate to CBRE OP are generally able to defer gain recognition for U.S. federal income tax purposes. We have elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes. As a REIT, we generally will not be subject to U.S. federal income tax on that portion of our income that is distributed to our shareholders if at least 90% of our net taxable income is distributed to our shareholders.

Our business objective is to maximize shareholder value through: (1) maintaining an experienced management team of investment professionals; (2) investing in properties in certain markets where property fundamentals will support stable income returns and where capital appreciation is expected to be above average; (3) acquiring properties at a discount to replacement cost and where there is expected positive rent growth; and (4) repositioning properties to increase their value in the market place. Operating results at our individual properties are impacted by the supply and demand for office, industrial, retail and multifamily space, trends of the national regional economies, the financial health of current and prospective tenants and their customers, capital and credit market trends, construction costs, and interest rate movements. Individual operating property performance is monitored and calculated using certain non-GAAP financial measures such as an analysis of net operating income. An analysis of net operating income as compared to local regional and national statistics may provide insight into short or longer term trends exclusive of capital markets or capital structuring issues. Interest rates are a critical factor in our results of operations. Our properties may be financed with significant amounts of debt, so changes in interest rates may affect both net income and the health of capital markets. For investments outside of the United States, in addition to monitoring local property market fundamentals and capital and credit market trends, we evaluate currency hedging strategies, taxes, the stability of the local government and economy and the experience of our management team in the region.

Beginning in the second half of 2007, U.S. economic activity weakened due initially to stresses in the residential housing and financial sectors. The weak economic environment continued through 2008 and 2009, but strengthened somewhat in 2010, yet the timing of a full economic recovery remains uncertain at this time. A weakened economic environment may result in declining demand for office, industrial and retail space, increasing tenant bankruptcies, lower average occupancy rates and effective rents, including potentially in our real estate portfolio, which may impact our net income, funds from operations and cash flow.

Additionally, during the first half of 2009, the capital markets experienced significant distress during which many financial industry participants, including commercial real estate owners, operators, investors and lenders found it challenging to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt. During the later part of 2009 the capital market environment improved such that it appeared to show signs of stabilizing over this period. Further, during 2010, the capital market environment continued to improve, building upon the stabilization that occurred during the end of 2009. During 2010, we experienced indications of that stabilization and have had improved access to debt financing on attractive terms. Also, during 2010 we have noted a strengthening of the commercial real estate market, especially for high-quality stabilized properties leased to credit worthy tenants on a long-tern basis. Nonetheless, we expect that certain highly-levered real estate investors may continue to face significantly-reduced, or even eliminated, availability of funding sources, or at significantly-increased cost. As such, with our modest levels of leverage, we expect we will continue to benefit from improved access to attractive investment opportunities and reduced competition to acquire real estate assets.

The table below provides information relating to our properties, excluding those owned through our investment in CBRE Strategic Partners Asia, as of December 31, 2010. We purchased all of these properties from unaffiliated third parties. These properties are subject to competition from similar properties within their market areas and their economic performance could be affected by changes in local economic conditions. In evaluating these properties for acquisition, we considered a variety of factors including location, functionality and design, price per square foot, the credit worthiness of tenants, length of lease terms, market fundamentals and the in-place rental rates compared to market rates.

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Domestic Consolidated Properties:
REMEC Corporate Campus 1 San Diego, CA	9/15/2004	1983	Office	100.00%	34	100.00%	$6,833
REMEC Corporate Campus 2 San Diego, CA	9/15/2004	1983	Office	100.00%	30	100.00%	6,125
REMEC Corporate Campus 3 San Diego, CA	9/15/2004	1983	Office	100.00%	37	100.00%	7,523
REMEC Corporate Campus 4 San Diego, CA	9/15/2004	1983	Office	100.00%	31	100.00%	6,186
300 Constitution Drive Boston, MA	11/3/2004	1998	Warehouse/Distribution	100.00%	330	100.00%	19,805
Deerfield Commons(2) Atlanta, GA	6/21/2005	2000	Office	100.00%	122	100.00%	21,834
505 Century(3) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	100	100.00%	6,095
631 International(3) Dallas, TX	1/9/2006	1998	Warehouse/Distribution	100.00%	73	100.00%	5,407
660 North Dorothy(3) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	120	87.50%	6,836
Bolingbrook Point III Chicago, IL	8/29/2007	2006	Warehouse/Distribution	100.00%	185	53.18%	18,170
Cherokee Corporate Park(3) Spartanburg, SC	8/30/2007	2000	Warehouse/Distribution	100.00%	60	0.00%	3,775
Community Cash Complex 1(3) Spartanburg, SC	8/30/2007	1960	Warehouse/Distribution	100.00%	205	39.64%	2,690
Community Cash Complex 2(3) Spartanburg, SC	8/30/2007	1978	Warehouse/Distribution	100.00%	145	85.50%	2,225
Community Cash Complex 3(3) Spartanburg, SC	8/30/2007	1981	Warehouse/Distribution	100.00%	116	100.00%	1,701
Community Cash Complex 4(3) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	33	100.00%	547
Community Cash Complex 5(3) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	53	100.00%	824
Fairforest Building 1(3) Spartanburg, SC	8/30/2007	2000	Manufacturing	100.00%	51	100.00%	2,974
Fairforest Building 2(3) Spartanburg, SC	8/30/2007	1999	Manufacturing	100.00%	104	100.00%	5,379
Fairforest Building 3(3) Spartanburg, SC	8/30/2007	2000	Manufacturing	100.00%	100	100.00%	5,760
Fairforest Building 4(3) Spartanburg, SC	8/30/2007	2001	Manufacturing	100.00%	101	100.00%	5,640
Fairforest Building 5 Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	316	100.00%	16,968
Fairforest Building 6 Spartanburg, SC	8/30/2007	2005	Manufacturing	100.00%	101	100.00%	7,469
Fairforest Building 7(3) Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	101	83.78%	5,626
Greenville/Spartanburg Industrial Park(3) Spartanburg, SC	8/30/2007	1990	Manufacturing	100.00%	67	100.00%	3,388
Highway 290 Commerce Park Building 1(3) Spartanburg, SC	8/30/2007	1995	Warehouse/Distribution	100.00%	150	100.00%	5,388
Highway 290 Commerce Park Building 5(3) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	30	100.00%	1,420
Highway 290 Commerce Park Building 7(3) Spartanburg, SC	8/30/2007	1994	Warehouse/Distribution	100.00%	88	0.00%	4,889
HJ Park Building 1 Spartanburg, SC	8/30/2007	2003	Manufacturing	100.00%	70	100.00%	4,216
Jedburg Commerce Park(3) Charleston, SC	8/30/2007	2007	Manufacturing	100.00%	513	100.00%	41,991

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Kings Mountain I Charlotte, NC	8/30/2007	1998	Warehouse/Distribution	100.00%	100	100.00%	5,497
Kings Mountain II Charlotte, NC	8/30/2007	2002	Warehouse/Distribution	100.00%	301	100.00%	11,311
Mount Holly Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	100.00%	6,208
North Rhett I Charleston, SC	8/30/2007	1973	Warehouse/Distribution	100.00%	285	100.00%	10,302
North Rhett II Charleston, SC	8/30/2007	2001	Warehouse/Distribution	100.00%	102	100.00%	7,073
North Rhett III Charleston, SC	8/30/2007	2002	Warehouse/Distribution	100.00%	80	100.00%	4,812
North Rhett IV Charleston, SC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	100.00%	17,060
Orangeburg Park Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	100.00%	5,474
Orchard Business Park 2(3) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	18	100.00%	761
Union Cross Building I Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	101	100.00%	6,585
Union Cross Building II Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	36.38%	17,216
Highway 290 Commerce Park Building 2(3) Spartanburg, SC	9/24/2007	1995	Warehouse/Distribution	100.00%	100	100.00%	4,626
Highway 290 Commerce Park Building 6(3) Spartanburg, SC	11/1/2007	1996	Warehouse/Distribution	100.00%	105	42.86%	3,760
Orchard Business Park 1(3) Spartanburg, SC	11/1/2007	1994	Warehouse/Distribution	100.00%	33	0.00%	1,378
Lakeside Office Center Dallas, TX	3/5/2008	2006	Office	100.00%	99	90.61%	17,994
Kings Mountain III(3) Charlotte, NC	3/14/2008	2007	Warehouse/Distribution	100.00%	542	0.00%	25,728
Enclave on the Lake Houston, TX	7/1/2008	1999	Office	100.00%	171	100.00%	37,827
Avion Midrise III Washington, DC	11/18/2008	2002	Office	100.00%	71	100.00%	21,111
Avion Midrise IV Washington, DC	11/18/2008	2002	Office	100.00%	72	100.00%	21,112
13201 Wilfred Minneapolis, MN	6/29/2009	1999	Warehouse/Distribution	100.00%	335	100.00%	15,340
3011, 3055 & 3077 Comcast Place East Bay, CA	7/1/2009	1988	Office	100.00%	220	100.00%	49,000
140 Depot Street Boston, MA	7/31/2009	2007	Warehouse/Distribution	100.00%	238	100.00%	18,950
12650 Ingenuity Drive Orlando, FL	8/5/2009	1999	Office	100.00%	125	100.00%	25,350
Crest Ridge Corporate Center 1 Minneapolis, MN	8/17/2009	2009	Office	100.00%	116	100.00%	28,419
West Point Trade Center Jacksonville, FL	12/30/2009	2009	Warehouse/Distribution	100.00%	602	100.00%	29,000
5160 Hacienda Drive East Bay, CA	4/8/2010	1988	Office	100.00%	202	100.00%	38,500
10450 Pacific Center Court San Diego, CA	5/7/2010	1985	Office	100.00%	134	100.00%	32,750
225 Summit Ave New York, NY	6/21/2010	1966	Office	100.00%	143	100.00%	40,600
One Wayside Road Boston, MA	6/24/2010	1998	Office	100.00%	200	100.00%	55,525
100 Tice Blvd. New York, NY	9/28/2010	2007	Office	100.00%	209	100.00%	67,600
Ten Parkway North Chicago, IL	10/12/2010	1999	Office	100.00%	100	100.00%	25,000
4701 Gold Spike Drive(3) Dallas, TX	10/27/2010	2002	Warehouse/Distribution	100.00%	420	100.00%	20,300
1985 International Way(3) Cincinnati, OH	10/27/2010	1998	Warehouse/Distribution	100.00%	189	100.00%	14,800
Rickenbacker II(3)(10) Columbus, OH	10/27/2010	1999	Warehouse/Distribution	100.00%	434	47.37%	8,600

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Summit Distribution Center(3) Salt Lake City, UT	10/27/2010	2001	Warehouse/Distribution	100.00%	275	100.00%	13,400
3660 Deerpark Boulevard(3) Jacksonville, FL	10/27/2010	2002	Warehouse/Distribution	100.00%	322	100.00%	15,300
Tolleson Commerce Park II(3) Phoenix, AZ	10/27/2010	1999	Warehouse/Distribution	100.00%	217	100.00%	9,200
Pacific Corporate Park(2) Washington, DC	11/15/2010	2002	Office	100.00%	696	100.00%	144,500
100 Kimball Drive(3) Newark, NJ	12/10/2010	2006	Office	100.00%	175	100.00%	60,250
Rickenbacker III(3)(10) Columbus, OH	12/17/2010	2001	Warehouse/Distribution	100.00%	676	60.71%	13,400

Total Domestic Consolidated Properties					12,510	85.17%	1,179,303

International Consolidated Properties:
602 Central Blvd.(3) Coventry, UK	4/27/2007	2001	Office	100.000.00%	50	0.00%	23,847
Thames Valley Five Reading, UK	3/20/2008	1998	Office	100.000.00%	40	100.00%	29,572
Albion Mills Retail Park Wakefield, UK	7/11/2008	2000	Retail	100.000.00%	55	100.00%	22,098
Maskew Retail Park Peterborough, UK	10/23/2008	2007	Retail	100.000.00%	145	100.00%	53,740

Total International Consolidated Properties					290	82.77%	129,257

Total Consolidated Properties					12,800	85.12%	1,308,560

Domestic Unconsolidated Properties(4) :
Buckeye Logistics Center(5) Phoenix, AZ	6/12/2008	2008	Warehouse/Distribution	80.00%	605	100.00%	35,573
Afton Ridge Shopping Center(6) Charlotte, NC	9/18/2008	2007	Retail	90.00%	296	95.43%	44,530
AllPoints at Anson Bldg. 1(5) Indianapolis, IN	9/30/2008	2008	Warehouse/Distribution	80.00%	631	100.00%	27,150
12200 President’s Court(5) Jacksonville, FL	9/30/2008	2008	Warehouse/Distribution	80.00%	772	100.00%	29,995
201 Sunridge Blvd.(5) Dallas, TX	9/30/2008	2008	Warehouse/Distribution	80.00%	823	100.00%	25,690
Aspen Corporate Center 500(5) Nashville, TN	9/30/2008	2008	Office	80.00%	180	100.00%	30,033
125 Enterprise Parkway(5) Columbus, OH	12/10/2008	2008	Warehouse/Distribution	80.00%	1,142	100.00%	38,088
AllPoints Midwest Bldg.I(5) Indianapolis, IN	12/10/2008	2008	Warehouse/Distribution	80.00%	1,200	100.00%	41,428
Celebration Office Center(5) Orlando, FL	5/13/2009	2009	Office	80.00%	101	100.00%	13,640
22535 Colonial Pkwy(3)(5) Houston, TX	5/13/2009	2009	Office	80.00%	90	100.00%	11,596
Fairfield Distribution Ctr. IX(3)(5) Tampa, FL	5/13/2009	2008	Warehouse/Distribution	80.00%	136	100.00%	7,151
Northpoint III(5) Orlando, FL	10/15/2009	2001	Office	80.00%	108	100.00%	14,592
Goodyear Crossing Ind. Park II(5) Phoenix, AZ	12/07/2009	2009	Warehouse/Distribution	80.00%	820	100.00%	36,516
3900 North Paramount Parkway(5) Raleigh, NC	3/31/2010	1999	Office	80.00%	101	100.00%	11,176
3900 South Paramount Parkway (5) Raleigh, NC	3/31/2010	1999	Office	80.00%	119	100.00%	13,055
1400 Perimeter Park Drive(5) Raleigh, NC	3/31/2010	1991	Office	80.00%	45	100.00%	3,970
Miramar I(5)(7) Fort Lauderdale, FL	3/31/2010	2001	Office	80.00%	94	100.00%	13,645
Miramar II(5)(7) Fort Lauderdale, FL	3/31/2010	2001	Office	80.00%	129	100.00%	20,899
McAuley Place(3)(5) Cincinnati, OH	12/21/2010	2001	Office	80.00%	191	97.60%	28,000
Point West I(3)(5) Dallas, TX	12/21/2010	2008	Office	80.00%	183	100.00%	23,600
Sam Houston Crossing I(3)(5) Houston, TX	12/21/2010	2007	Office	80.00%	160	100.00%	20,400

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Regency Creek(3)(5) Raleigh, NC	12/21/2010	2008	Office	80.00%	122	100.00%	18,000
Easton III(3)(5) Columbus, OH	12/21/2010	1999	Office	80.00%	135	100.00%	14,400
533 Maryville Centre(3)(5) St. Louis, MD	12/21/2010	2000	Office	80.00%	125	100.00%	19,102
555 Maryville Centre(3)(5) St. Louis, MD	12/21/2010	1999	Office	80.00%	127	67.84%	15,578

Total Domestic Unconsolidated Properties					8,435	99.30%	557,807

International Unconsolidated Properties
Amber Park(3)(8) South Normanton, UK	6/10/2010	1997	Warehouse/Distribution	80.00%	208	100.00%	12,514
Brackmills(3)(8) Northampton, UK	6/10/2010	1984	Warehouse/Distribution	80.00%	187	100.00%	13,407
Düren(3) (9) Düren, Germany	6/10/2010	2008	Warehouse/Distribution	80.00%	392	100.00%	13,148
Schönberg(3)(9) Schönberg, Germany	6/10/2010	2009	Warehouse/Distribution	80.00%	454	100.00%	13,819
Langenbach(3)(9) Langenbach, Germany	10/28/2010	2010	Warehouse/Distribution	80.00%	225	100.00%	18,573

Total International Unconsolidated Properties					1,466	100.00%	71,461

Total Unconsolidated Properties(4)					9,901	99.40%	629,268

Total Properties(4)					22,701	91.35%	$1,937,828

(1)	Approximate total acquisition cost represents the pro rata purchase price inclusive of customary closing costs and acquisition fees/acquisition expenses.

(2)	Includes undeveloped land zoned for future use.

(3)	This property is unencumbered and not secured by mortgage debt.

(4)	Does not include CBRE Strategic Partners Asia properties.

(5)	This property is held through the Duke joint venture.

(6)	This property is held through the Afton Ridge joint venture.

(7)	Consolidated properties acquired on December 31, 2009 and contributed to the Duke joint venture during March 2010.

(8)	This property is held through the UK JV.

(9)	This property is held through the European JV.

(10)	Real estate held for sale as of December 31, 2010.

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

Revenue Recognition and Valuation of Receivables

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $6,515,000 and $6,785,000 as security for such leases at December 31, 2010 and 2009.

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

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $83,000 and $183,000 as of December 31, 2010 and December 31, 2009, respectively. During the year ended December 31, 2010, we wrote off $310,000 of the uncollectible rent receivables for the tenant Randal C. Espey at the Deerfield Commons I property, tenants Cell Arch Technologies, Inc. and Keogh Consulting, Inc. at Lakeside Office Center, tenant Romeo Rim, Inc. at Cherokee Corporate Park, and the tenant Amax Engineering Corporation at 660 North Dorothy. $209,000 of allowance for doubtful accounts was recognized during the year ended December 31, 2010. In addition, the unamortized tangible and intangible asset balances totaling $27,000 were also written off during the year ended December 31, 2010, of which ($10,000), $5,000, $8,000 and $24,000 are related to above/below market leases, lease commissions, tenant improvements and in place lease value, respectively.

Investments in Real Estate and Related Long-Lived Assets (Impairment Evaluation)

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

We have adopted, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FASB ASC 360-10”), which establishes a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. This accounting provision requires that the operations related to properties that have been sold or that we intend to sell be presented as discontinued operations in the statement of operations for all periods presented, and properties we intend to sell be designated as “held for sale” on our balance sheet.

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

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The estimated fair value of the asset group identified for step two testing is based on either the income approach with market discount rate, terminal capitalization rate and rental rate assumptions being most critical, or on the sales comparison approach to similar properties. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. In spite of intensive leasing efforts and preliminary interest exhibited by a variety of tenants since our acquisition in 2008, the Kings Mountain III property remained vacant through December 31, 2010; however, we entered into a long term lease with a food services company during February 2011. The tenant will occupy the entire 542,000 square foot building.

We recognized impairment for our consolidated investment in Kings Mountain III in the amount of $9,160,000 during the year ended December 31, 2009 which reduced our carrying value of the property to $15,300,000. The impairment reflects our estimates of the fair value of the Kings Mountain III property which is based on an appraisal using the sales comparable method which is a Level 3 Valuation Method as described in Note 18 to the consolidated financial statements “Fair Value of Financial Instruments and Investments.” No impairment for consolidated investments was recognized during 2010.

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

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the estimated cost of operations during a theoretical lease-up period to replace in-place leases, including lost revenues and any unreimbursed operating expenses, plus an estimate of deferred leasing commissions for in-place leases. This aggregate value is allocated between in-place lease value and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in-place lease value for the real estate acquired as such value and its consequence to amortization expense is immaterial for these particular acquisitions. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases

Accounting for Derivative Financial Investments and Hedging Activities

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

We disclose the fair values of derivative instruments and their gains and losses in a tabular format. We also provide more information about our liquidity by disclosing derivative features that are credit risk-related. Finally, we cross-reference within footnotes to enable financial statement users to locate important information about derivative instruments; See Note 16 “Derivative Instruments” and Note 18 “Fair Value of Financial Instruments and Investments” for a further discussion of our derivative financial instruments.

Fair Value of Financial Instruments and Investments

We elected to apply the fair value option for one of our eligible mortgage notes payable that was newly issued debt during the year ended December 31, 2008. The measurement of the elected mortgage note payable at its fair value and its impact on the statement of operations is described in Note 17 to the consolidated financial statements “Fair Value Option—Note Payable” and Note 18 to the consolidated financial statements “Fair Value of Financial Instruments and Investments.”

We generally determine or calculate the fair value of financial instruments using the appropriate present value or other valuation techniques, such as discounted cash flow analyses, incorporating available market discount rate information for similar types of instruments and our estimates for non-performance and liquidity risk. These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow. The Investment Manager of CBRE Strategic Partners Asia applies valuation techniques for our investment carried at fair value based upon the application of the income approach, the direct market comparison approach, the replacement cost approach or third party appraisals to the underlying assets held in the unconsolidated entity in determining the net asset value attributable to our ownership interest therein. The financial assets and liabilities recorded at fair value in our consolidated financial statements are the five interest rate swaps, our investment in CBRE Strategic Partners Asia (a real estate entity which qualifies as an investment company under the Investment Company Act) and one mortgage note payable that is economically hedged by one of the interest rate swaps.

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

Investments in Unconsolidated Entities

Our determination of the appropriate accounting method with respect to our investment in CB Richard Ellis Strategic Partners Asia II-A, L.P. (“CBRE Strategic Partners Asia”), which is not considered a Variable Interest Entity (“VIE”), is partially based on CBRE Strategic Partners Asia’s sufficiency of equity investment at risk which was triggered by a substantial paydown during 2009 and 2010 of its subscription line of credit backed by investor capital commitments to fund its operations. We account for this investment under the equity method of accounting.

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

We eliminate transactions with such equity method entities to the extent of our ownership in each such entity. Accordingly, our share of net income (loss) of these equity method entities is included in consolidated net income (loss). CBRE Strategic Partners Asia is a limited partnership that qualifies for specialized industry accounting for investment companies. Specialized industry accounting allows investment companies to carry their investments at fair value, with changes in the fair value of the investments recorded in the statement of operations. On the basis of the guidance in ASC 970-323, the Company accounts for its investment in CBRE Strategic Partners Asia under the equity method. As a result, and in accordance with FASB ASC 810 the specialized accounting treatment, principally the fair value basis applied by CBRE Strategic Partners Asia under the investment company guide, is retained in the recognition of equity method earnings in the statement of operations of the Company. See Note 18 to the consolidated financial statements “Fair Value of Financial Instruments and Investments” for further discussion of the application of the fair value accounting to our investment in CBRE Strategic Partners Asia.

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

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable period ended December 31, 2004. To qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) as defined in the Internal Revenue Code, to our shareholders and satisfy certain other organizational and operating requirements. We generally will not be subject to U.S. federal income taxes if we distribute 100% of our net taxable income each year to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to U.S. federal income taxes and excise taxes on our undistributed taxable income. Except as discussed below, we believe that we have met all of the REIT distribution and technical requirements for the nine months ended September 30, 2010 and the year ended December 31, 2010. We intend to continue to adhere to these requirements and maintain our REIT qualification.

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

Accordingly, we submitted a request to the IRS for a closing agreement under which the IRS would grant us relief for preferential dividends that may have been paid as a result of the manner in which we operated our DRIP and in respect of our payment of certain of such custodial fees. There can be no assurance that the IRS will accept our proposal for a closing agreement. Even if the IRS accepts the proposal, we may be required to pay a fine if the IRS were to view the prior operation of our DRIP or the payment of such fees as preferential dividends. We cannot predict whether such a penalty would be imposed or, if so, the amount of the penalty. If the IRS does not agree to our proposal for a closing agreement and treats the foregoing amounts as preferential dividends, we may be able to rectify our failure to meet the REIT distribution requirements for a year by paying “deficiency dividends,” which would be paid in respect of all of our common shares pro rata and which would be included in our deduction for dividends paid in the prior years. If required, such deficiency dividends could be as much as approximately $22,000,000. In such a case, we would be able to avoid losing our qualification as a REIT or being taxed on amounts distributed as deficiency dividends. However, we would be required to pay an interest-like penalty based on the amount of our deficiency dividends. Amounts paid as deficiency dividends should generally be treated as taxable income for U.S. federal income tax purposes.

Other Accounting Policies

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

The adoption of the provisions of the FASB ASC 805 could have an impact on the cost allocation of future acquisitions and requires us to expense acquisition costs for future property acquisitions. The adoption of the provisions of the new accounting standard FASB ASC 805 had an effect on our consolidated financial statements, results of operations and cash flows for the year ended December 31, 2009. We expensed $17,531,000 and $5,832,000 of acquisition costs during the years ended December 31, 2010 and 2009.

Subsequent Events

In preparing our accompanying financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that the disclosures contained herein are adequate to prevent the information presented from being misleading.

Adoption of Accounting Standards

Consolidations

In December 2009, FASB issued Accounting Standard Update (“ASU”) 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” which incorporates Statement of Financial Accounting Standards (SFAS) No. 167, “ Amendments to FASB Interpretation No. 46(R) ,” issued by the FASB in June 2009. The amendments in ASU 2009–17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact such entity’s economic performance and (i) the obligation to absorb losses of such entity or (ii) the right to receive benefits from such entity. ASU 2009-17 also requires additional disclosures about a reporting entity’s involvement in VIEs, which enhances the information provided to users of financial statements. We adopted ASU 2009-17 effective January 1, 2010. As a result of the fact that we have no variable interests in VIEs, the adoption of ASU 2009-17 did not have a material impact on our consolidated financial statements.

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

Subject to certain limitations, we are obligated to reimburse the Investment Advisor for the organizational and offering costs incurred on our behalf. This treatment is consistent with Staff Accounting Bulletin, or SAB, Topic 1.B.1, which requires that we include all of the costs associated with our operations and formation in our financial statements. These costs will then be analyzed and segregated between those which are organizational in nature, those which are offering-related salaries and other general and administrative expenses of the Investment Advisor and its affiliates, and those which qualify as offering expenses in accordance with SAB Topic 5.A. Organizational costs are expensed as incurred in accordance with AICPA Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities”. Offering-related salaries and other general and administrative costs of the Investment Advisor and its affiliates will be expensed as incurred and third-party offering expenses will be taken as a reduction against the net proceeds of the offering within additional paid-in capital, or APIC, in accordance with SAB Topic 5.A. Offering costs incurred through December 31, 2010 totaling $147,338,000 including $54,837,000, $40,348,000 and $26,744,000 during the years ended December 31, 2010, 2009 and 2008, respectively, are recorded as a reduction of additional paid-in-capital in the consolidated statements of shareholders’ equity. Of the total amount, $133,174,000 was incurred to CNL Securities Corp., as dealer manager; $3,969,000 was incurred to CB Richard Ellis, an affiliate of the Investment Advisor, $559,000 was incurred to our Investment Advisor for reimbursable marketing costs and $9,636,000 was incurred to other service providers. As of December 31, 2010 and 2009 the accrued offering costs included on our consolidated balance sheets is $1,032,000 and $1,197,000, respectively.

The Investment Advisor earned investment management fees of $11,611,000, $7,803,000 and $3,964,000 for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, the investment management fees payable to related party in our consolidated balance sheets were $1,330,000 and $757,000, respectively. In connection with services provided to the Investment Advisor, CNL Fund Management Company, the Sub-Advisor and affiliate of the Dealer Manager pursuant to a sub-advisory agreement dated August 21, 2006, was paid by the Investment Advisor $1,604,000, $1,078,000 and $547,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Acquisition Fee and Expenses to Related Party

On January 30, 2009, we entered into that certain Second Amendment Advisory Agreement that permits the Investment Advisor to earn an acquisition fee of up to 1.5% of (i) the purchase price of real estate investments acquired by us, including any debt attributable to such investments, or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. The Investment Advisor earned acquisition fees of $11,851,000, $4,387,000 and $4,927,000 for the years ended December 31, 2010, 2009 and 2008, respectively. In connection with services provided to the Investment Advisor, the Sub Advisor, pursuant to a sub advisory agreement, was paid by the Investment Advisor acquisition fees of $2,216,000, $820,000 and $921,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The Investment Advisor earned $1,204,000, $439,000 and $743,000 in acquisition related expenses during the years ended December 31, 2010 and 2009. Prior to the adoption of “Business Combinations” on January 1, 2009, these acquisitions fees and expenses were capitalized to investments in real estate and related intangibles.

Rental Operations

Our reportable segments consist of three types of commercial real estate properties for which our management internally evaluates operating performance and financial results: the Domestic Industrial Properties, Domestic Office Properties and International Office/Retail Properties. We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, management fees and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our company-level general and administrative expenses. The following tables compare the net operating income for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Domestic Industrial Properties
Revenues:
Rental	$23,903	$19,473	$20,350
Tenant Reimbursements	5,481	5,057	4,323

Total Revenues	29,384	24,530	24,673

Property and Related Expenses:
Operating and Maintenance	1,546	1,297	1,146
General and Administrative	257	312	147
Property Management Fee to Related Party	289	346	376
Property Taxes	5,735	4,916	4,054

Total Expenses	7,827	6,871	5,723

Net Operating Income	21,557	17,659	18,950

Domestic Office Properties
Revenues:
Rental	38,792	19,430	8,429
Tenant Reimbursements	8,294	3,974	2,290

Total Revenues	47,086	23,404	10,719

Property and Related Expenses:
Operating and Maintenance	6,142	3,395	1,974
General and Administrative	433	174	61
Property Management Fee to Related Party	370	139	94
Property Taxes	5,230	2,708	1,425

Total Expenses	12,175	6,416	3,554

Net Operating Income	34,911	16,988	7,165

	Year Ended December 31,
	2010	2009	2008
International Office/Retail Properties
Revenues:
Rental	6,678	8,120	4,617
Tenant Reimbursements	391	270	140

Total Revenues	7,069	8,390	4,757

Property and Related Expenses:
Operating and Maintenance	930	282	128
General and Administrative	213	142	82
Property Management Fee to Related Party	289	171	21

Total Expenses	1,432	595	231

Net Operating Income	5,637	7,795	4,526

Reconciliation to Consolidated Net Loss
Total Segment Net Operating Income	62,105	42,442	30,641
Interest Expense	14,881	11,378	10,323
General and Administrative	4,623	3,618	3,030
Investment Management Fee to Related Party	11,595	7,803	3,964
Acquisition Expenses	17,531	5,832	—
Depreciation and Amortization	32,125	25,093	17,171
Loss on Impairment	—	9,160	—

	(18,650)	(20,442)	(3,847)

Other Income and Expenses
Interest and Other Income	1,260	344	2,039
Net Settlement (Payments) Receipts on Interest Rate Swaps	(1,096)	(660)	65
Gain (Loss) on Interest Rate Swaps and Cap	23	89	(1,496)
(Loss) Gain on Note Payable at Fair Value	(118)	(807)	1,168
Loss on Early Extinguishment of Debt	(72)	—	—
Loss on Transfer of Held for Sale Real Estate to Continuing Operations	—	—	(3,451)

Loss Before (Provision) Benefit for Income Taxes and Equity in Income (Loss) of Unconsolidated Entities	(18,653)	(21,476)	(5,522)

(Provision) Benefit for Income Taxes	(296)	(169)	82
Equity in Income (Loss) of Unconsolidated Entities	8,838	2,743	(1,242)

Net Loss from Continuing Operations	(10,111)	(18,902)	(6,682)
Loss from Discontinued Operations	(507)	—	—

Net Loss	(10,618)	(18,902)	(6,682)

Net Loss Attributable to Non-Controlling Operating Partnership Units	18	54	26

Net Loss Attributable to CB Richard Ellis Realty Trust Shareholders	$(10,600)	$(18,848)	$(6,656)

(1)

Total Segment Net Operating Income is a Non-GAAP financial measure which may be useful as a supplemental measure for evaluating the relationship of each reporting segment to the combined total. This measure should not be viewed as an alternative measure of operating performance to our U.S. GAAP presentations provided. Segment “Net Operating Income” is defined as operating revenues (rental income, tenant reimbursements and other property income) less property and related expenses (property expenses, including real estate taxes) before depreciation and amortization expense. The Net Operating Income segment information presented consists of the same Net Operating Income segment information disclosed in Note 11 to our consolidated financial statements in this Annual Report on Form 10-K.

Consolidated Results of Operations

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

Revenues

Rental

Rental revenue increased $22,350,000, or 48%, to $69,373,000 during the year ended December 31, 2010 as compared to $47,023,000 for the year ended December 31, 2009. The increase was due to the ownership of 13201 Wilfred Lane, 3011, 3055 & 3077 Comcast Lane, 140 Depot Street, 12650 Ingenuity Drive, Crest Ridge Corporate Center 1, West Point Trade Center (the “2009 Acquisitions”) for the year ended December 31, 2009, and the acquisitions of 5160 Hacienda Drive, 10450 Pacific Center Court, 225 Summit Avenue, One Wayside Road, 100 Tice Blvd., Ten Parkway North, Pacific Corporate Park, 100 Kimball Drive, 4701 Gold Spike Drive, 1985 International Way, Rickenbacker II, Rickenbacker III, Summit Distribution Center, 3660 Deerpark Boulevard, and Tolleson Commerce Park II (the “2010 Acquisitions”, together with the “2009 Acquisitions”, the “2009 & 2010 Acquisitions”) during the year ended December 31, 2010.

Tenant Reimbursements

Tenant reimbursements increased $4,865,000, or 52%, to $14,166,000 for the year ended December 31, 2010 compared to $9,301,000 for the year ended December 31, 2009, due to tenant reimbursement revenue from the 2009 & 2010 Acquisitions.

Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $3,644,000, or 73%, to $8,618,000 for the year ended December 31, 2010 compared to $4,974,000 for the year ended December 31, 2009. The increase was due to the 2009 & 2010 Acquisitions and increased operating and maintenance expenses associated with our vacant properties.

Property Taxes

Property tax expense increased $3,341,000, or 44%, to $10,965,000 for the year ended December 31, 2010 compared to $7,624,000 for the year ended December 31, 2009. The increase in property taxes was due to the 2009 & 2010 Acquisitions and increased property taxes in the Carolina portfolio.

Interest

Interest expense increased $3,503,000, or 31%, to $14,881,000 for the year ended December 31, 2010 compared to $11,378,000 for the year ended December 31, 2009 as a result of placing debt on Maskew Retail Park during 2009, the assumption of debt related to the 2009 acquisition of 12650 Ingenuity Drive, placing debt on Ten Parkway North and Pacific Corporate Park during 2010, the assumption of debt related to the 2010 acquisition of One Wayside Road and 100 Tice Blvd., and interest related to the revolving credit facility with Wells Fargo Bank, N.A., (the “Wells Fargo Credit Facility”).

General and Administrative

General and administrative expense increased $1,280,000, or 30%, to $5,526,000 for the year ended December 31, 2010 compared to $4,246,000 for the year ended December 31, 2009. Of the total increase, $368,000 was due to the increase in professional fees; $774,000 was due to the increase in organization costs associated with the UK JV and European JV; $39,000 was due to increase in non-recoverable operating and maintenance expenses; $240,000 was due to restricted common shares granted to our independent trustees in 2010; $33,000 was due to the increase in directors’ and officers’ insurance and expenses offset by the reduction of $97,000 in legal expenses; $55,000 in shareholders servicing fees and report production costs; and $22,000 in general audit fees and Sarbanes-Oxley assistance.

Property Management Fee and Investment Management Fee

Property management fee and investment management fee increased $4,084,000, or 48%, to $12,543,000 for the year ended December 31, 2010 compared to $8,459,000 for the year ended December 31, 2009 resulting from an increase in assets under management.

Acquisition Expenses

Acquisition expenses increased $11,699,000, or 201%, to $17,531,000 for the year ended December 31, 2010 compared to $5,832,000 for the year ended December 31, 2009. The increase was related to the 2010 Acquisitions and the acquisitions by the UK JV, European JV and the acquisition by the Duke joint venture of McAuley Place, Easton III, Point West I, Sam Houston Crossing I, Regency Creek, 533 Maryville Center, 555 Maryville Center (the “Duke Office Portfolio Tranche I”).

Depreciation and Amortization

Depreciation and amortization expense increased $7,032,000, or 28%, to $32,125,000 for the year ended December 31, 2010 as compared to $25,093,000 for the year ended December 31, 2009. The net increase was related to the acquisitions of consolidated properties in late 2009 and during 2010.

Interest and Other Income

Interest and other income increased $916,000, or 266%, to $1,260,000 for the year ended December 31, 2010 compared to $344,000 for the year ended December 31, 2009 primarily as a result of proceeds received from lease settlements at Kings Mountain I and 602 Central Blvd. as well as a gain recognized on the transfer of Miramar I and II to the Duke joint venture during the year ended December 31, 2010.

Net Settlement (Payments) Receipts on Interest Rate Swaps

During the year ended December 31, 2010, we made net payments on interest rate swaps of ($1,096,000) as compared to ($660,000) on interest rate swaps during the year ended December 31, 2009. The increase is a result of a one-time payment for Thames Valley Five to unwind a portion of the swap and lower variable interest rates for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Gain (Loss) on Interest Rate Swaps and Cap

During the year ended December 31, 2010, our derivative instruments generated income of $23,000 as compared to $89,000 for the year ended December 31, 2009 or a year to year decrease of $66,000.

(Loss) Gain on Note Payable at Fair Value

Loss on notes payables decreased by $689,000, or 85%, to ($118,000) for year ended December 31, 2010 compared to ($807,000) for the year ended December 31, 2009. The year to year change is attributable to a stabilization of UK interest rate spreads and base rates used to value the loan.

Loss on Early Extinguishment of Debt

During the year ended December 31, 2010, we repaid in full the existing loan at 602 Central Blvd. and incurred expense of $72,000. There was no extinguishment of debt activity during the year ended December 31, 2009.

Loss on Impairment

During the year ended December 31, 2009, we incurred an impairment loss of $9,160,000 for Kings Mountain III. There was no impairment loss during the year ended December 31, 2010.

Provision for Income Taxes

Provision for income taxes increased $127,000, or 75%, to $296,000 for the year ended December 31, 2010 compared to $169,000 for the year ended December 31, 2009 resulting primarily from increased state liabilities in a number of states in which we hold properties.

Equity in Income (Loss) of Unconsolidated Entities

Equity in income (loss) of unconsolidated entities increased $6,095,000, or 222%, to $8,838,000 for the year ended December 31, 2010 compared to $2,743,000 for the year ended December 31, 2009. The increase was primarily due to the acquisition of additional properties by the Duke joint venture, improved CBRE Strategic Partners Asia performance and the operating results attributable to our investment in the UK JV and European JV entities during the year ended December 31, 2010.

Discontinued Operations

Loss from discontinued operations for the year ended December 31, 2010 was $507,000. Revenues and expenses from discontinued operations represent the activities of the held for sale portfolio of light industrial and warehouse distribution buildings acquired during the year ended December 31, 2010. The properties are currently being marketed for sale. There were no discontinued operations in 2009 and 2008.

Net Loss Attributable to Non-Controlling Operating Partnership Unit

Net loss attributable to non-controlling interest decreased $36,000, or 67%, to $18,000 for the year ended December 31, 2010 as compared to $54,000 for the year ended December 31, 2009.

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

Net Loss Attributable to Non-Controlling Operating Partnership Units

Net loss attributable to non-controlling operating partnership units increased $28,000, or 108%, to $54,000 for the year ended December 31, 2009 as compared to $26,000 for the year ended December 31, 2008.

Financial Condition, Liquidity and Capital Resources

Overview

Liquidity is a measurement of the ability to meet cash requirements, including funding investments and ongoing commitments, to repay borrowings as well as paying dividends, fees and other costs associated with our public offerings and other general business needs. Our sources of funds will primarily be the net proceeds of our initial public and follow-on offerings, operating cash flows and borrowings, including under our Amended Wells Fargo Credit Facility. We believe that these cash resources will be sufficient to satisfy our cash requirements and we do not anticipate a need to raise funds from other than these sources within the next twelve months. Cash flow from operations is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectability of rent and operating escalations and recoveries from our tenants and the level of operating and other costs. Depending on market conditions, we expect that once the net proceeds of our initial public and follow-on offerings are fully invested, our debt financing will be approximately 65% of the value of the cost of our assets before non-cash reserves and depreciation. The amount of debt we place on an individual property, or the amount of debt incurred by an individual entity in which we invest, may be more or less than 65% of the value of such property or the value of the assets owned by such entity, depending on market conditions and other factors. In fact, depending on market conditions and other factors, we may choose not to place debt on our portfolio or our assets and may choose not to borrow to finance our operations or to acquire properties. Our declaration of trust limits our borrowing to 300% of our net assets unless any excess borrowing is approved by a majority of our independent trustees and is disclosed to our shareholders in our next quarterly report. Our declaration of trust defines “net assets” as our total assets (other than intangibles) at cost, before deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities, calculated at least quarterly by us on a basis consistently applied; provided, however, that during such periods in which we are obtaining regular independent valuations of the current value of its net assets for purposes of enabling fiduciaries of employee benefit plan shareholders to comply with applicable Department of Labor reporting requirements, “net assets” means the greater of (i) the amount determined pursuant to the foregoing and (ii) the assets’ aggregate valuation established by the most recent such valuation report without reduction for depreciation, bad debts or other non-cash reserves. Any indebtedness we do incur will likely be subject to continuing covenants, and we will likely be required to make continuing representations and warranties in connection with such debt. Moreover, some or all of our debt may be secured by some or all of our assets. If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal. If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to such lender. The lender could also sue us or force us into bankruptcy. Any such event would have a material adverse effect on the value of our common shares. We believe that, even without any proceeds raised from our public offering, we have sufficient cash flow from operations to continue as a going concern for the next twelve months and into the foreseeable future.

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

Historical Cash Flows

Our net cash provided by operating activities increased by $13,341,000 to $39,567,000 for the year ended December 31, 2010, compared to $26,226,000 for the year ended December 31, 2009. The increase was due to operating distributions from the Duke joint venture of $23,360,000, Afton Ridge of $1,580,000 and the UK JV and European JV of $1,322,000 plus positive operating results from consolidated properties offset by a significant increase in acquisition costs during the year ended December 31, 2010.

Net cash used in investing activities increased by $392,501,000 to $681,120,000 for the year ended December 31, 2010, compared to $288,619,000 for the year ended December 31, 2009. The increase was due to the acquisition of real estate properties, investments in unconsolidated entities and funding of purchase deposits offset by the distribution of loan proceeds from the Duke joint venture, sales proceeds from CBRE Strategic Partners Asia and master lease reimbursements from the Afton Ridge purchase agreement during the year ended December 31, 2010.

Net cash provided by financing activities increased by $232,535,000 to $577,216,000 for the year ended December 31, 2010, compared to $344,681,000 for the year ended December 31, 2009. The increase was due to the borrowing of loan payable of $60,000,000, an increase in proceeds from the public offering of $137,148,000, a decrease in shareholders redemption of $4,089,000, an increase in security deposits of $280,000 and an increase in debt financing of $74,940,000 offset by an increase in deferred financing costs of $4,512,000, an increase in offering costs of $11,376,000, an increase in distributions to shareholders and non-controlling interest holders of $15,825,000 and an increase in principal payments on notes payable of $12,209,000.

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

Neither FFO, FFO as adjusted represents cash generated from operating activities in accordance with GAAP and should not be considered as alternatives to (i) net income (determined in accordance with GAAP), as indications of our financial performance, or (ii) to cash flow from operating activities (determined in accordance with GAAP) as measures of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to make cash distributions. We believe that to further understand our performance, each of FFO and FFO, as adjusted, should be compared with our reported net income and considered in addition to cash flows in accordance with GAAP, as presented in our Consolidated Financial Statements.

The following table presents our FFO and FFO as adjusted for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Reconciliation of net loss to funds from operations
Net Loss Attributable to CB Richard Ellis Realty Trust Shareholders	$(10,600)	$(18,848)	$(6,656)
Adjustments:
Non-controlling interest	(18)	(54)	(26)
Real estate depreciation and amortization	32,125	25,093	17,171
Realized gain from transfer of real estate to unconsolidated entity	(154)	—	—
Net effect of FFO adjustment from unconsolidated entities(1)	17,209	14,355	3,275
Loss from transfer of held for sale real estate to continuing operations	—	—	3,451

FFO	$38,562	$20,546	$17,215
Other Adjustments:
Acquisition and related expenses	18,806	5,832	—
Real estate impairment loss	—	9,160	—
Unrealized gain/impairment loss in unconsolidated entity	1,043	(1,483)	1,064

FFO, as adjusted	$58,411	$34,055	$18,279

(1)

Represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation) for each of our unconsolidated entities multiplied by the percentage of income or loss recognized by us for each of these unconsolidated entities during each of the quarters.

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

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. Assumption fees and other loan closing costs totaling $765,500 were capitalized as incurred. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between

March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. Principal payments totaling $3,788,000 were made during the year ended December 31, 2010. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

On May 30, 2008, we entered into a £7,500,000 financing arrangement with the Royal Bank of Scotland plc secured by the Thames Valley Five property. On July 27, 2010, we paid down the loan by £1,860,000 leaving a loan balance of £5,640,000 ($8,781,000 at December 31, 2010). The loan is for a term of five years (with a two year extension option) and bears interest at a variable rate adjusted quarterly, based on nine month GBP-based LIBOR plus 1.01%. In addition, we incurred financing costs of approximately £67,000 ($104,000 at December 31, 2010) associated with obtaining this loan. On August 14, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of December 31, 2010, and expires on May 30, 2013. In conjunction with the loan paydown, we incurred a cost of £227,000 ($361,000 at August 3, 2010) to reduce the notional amount of the interest rate swap from £7,500,000 to £5,640,000. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On July 1, 2008, in connection with the acquisition of Enclave on the Lake, we assumed an $18,281,000 ($18,790,000 face value less discount of $509,000) loan from NorthMarq Capital, Inc. that bears interest at a fixed rate of 5.45% per annum and matures on May 1, 2011. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $368,000 were made during the year ended December 31, 2010. In addition, we incurred financing costs totaling $241,000 in conjunction with the assumption of the loan.

On October 10, 2008, we entered into a £5,771,000 ($8,985,000 at December 31, 2010) financing agreement with the Royal Bank of Scotland plc secured by Albion Mills Retail Park property. The loan is for a term of five years and bears interest at a variable rate adjusted quarterly, based on three month GBP-based LIBOR plus 1.31%. In addition, we incurred financing costs of approximately £75,000 ($118,000 at December 31, 2010) associated with obtaining this loan. On November 25, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of December 31, 2010 and expires on October 10, 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On November 18, 2008, in connection with the acquisition of Avion Midrise III & IV, we assumed $20,851,000 ($22,186,000 face value less discount of $1,335,000) fixed rate mortgage loan from Capmark Finance, Inc. that bears interest at a rate of 5.52% per annum and matures on April 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $411,000 were made during the year ended December 31, 2010. In addition, we incurred financing costs totaling $344,000 in conjunction with the assumption of the loan.

On August 5, 2009, in connection with the acquisition of 12650 Ingenuity Drive, we assumed a $12,572,000 ($13,539,000 face value less a discount of $967,000) fixed rate mortgage loan from PNC Bank, National Association that bears interest at a rate of 5.62% and matures on October 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $363,000 were made during the year ended December 31, 2010. In addition, we incurred financing costs totaling $284,000 in conjunction with the assumption of the loan.

On August 10, 2009, we entered into a £13,975,000 ($21,759,000 at December 31, 2010) financing agreement with the Abbey National Treasury Services plc secured by the Maskew Retail Park property. On September 24, 2009, we drew the full amount of the loan and concurrently entered into an interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% plus 2.26% or 5.68% per annum for the five-year term of the loan. Interest only payments are due quarterly for the term of the loan with principal due at maturity. In addition, we incurred financing costs of approximately £268,000 ($422,000 at December 31, 2010) associated with obtaining this loan.

On June 24, 2010, we assumed two loans in connection with the acquisition of One Wayside Road: (i) a $14,888,000 ($14,633,000 at face value plus a premium of $255,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.66% and matures on August 1, 2015; and (ii) a $12,479,000 ($12,132,000 at face value plus a premium of $347,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.92% and matures on August 1, 2015. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $294,000 were made during the year ended December 31, 2010 on the two loans. In addition, we incurred financing costs totaling $342,000 in conjunction with the assumption of the loans.

On September 28, 2010, we assumed two loans in connection with the acquisition of 100 Tice Blvd.: (i) a $23,136,000 (21,218,000 at face value plus a premium of $1,918,000) fixed rate loan from Principal Life Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017; and (ii) a $23,136,000 ($21,217,000 at a face value plus a premium of $1,919,000) fixed rate mortgage from Hartford Life and Accidental

Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $235,000 were made during the year ended December 31, 2010 on the two loans. In addition, we incurred financing costs totaling $476,000 in conjunction with the assumption of the loans.

On December 7, 2010, we entered into a $85,000,000 secured term loan through a subsidiary with Wells Fargo Bank, National Association, or the Pacific Corporate Park Loan. The Pacific Corporate Park Loan has a seven-year term, monthly amortization of $250,000 and is secured by Pacific Corporate Park. Upon closing of the Pacific Corporate Park Loan on December 7, 2010, we entered into an interest rate swap agreement with Wells Fargo Bank, National Association to effectively fix the interest rate on the entire outstanding Pacific Corporate Park Loan amount at 4.89% for its seven-year term. Principal and interest payments are due monthly. There were no principal payments made during the period ended December 31, 2010. In addition, we incurred financing costs of approximately $1,510,000 in conjunction with obtaining the loan.

On December 29, 2010, we entered into a $12,600,000 secured term loan through Woodmen of The World Life Insurance Society secured by the Ten Parkway North property. The Ten Parkway North loan bears interest at a fixed rate of 4.75% per annum and matures on January 1, 2021. Principal and interest payments are due monthly. There were no principal payments made during the period ended December 31, 2010. In addition, we incurred financing costs of approximately $160,000 in conjunction with obtaining the loan.

Loan Payable

On August 8, 2008, we entered into an amended and restated credit agreement with Bank of America, N.A. (“Bank of America”), which amended the terms of our prior credit agreement with Bank of America, to provide us with a new $45,000,000 unsecured revolving line of credit (the “Revolving Credit Facility”), and to replace our prior Bank of America term loan and revolving credit facility which matured in August 2008. The new Revolving Credit Facility was fully drawn upon at closing, with such proceeds utilized to pay down the full $45,000,000 amount outstanding under our prior Bank of America term loan (as of August 8, 2008, no amount was outstanding under our prior $10,000,000 Bank of America revolving credit facility). The new Revolving Credit Facility matures in August 2010 and bears interest at a floating rate of LIBOR plus 2.00% to 2.75%, based upon our leverage ratio as defined in the credit agreement (at our current leverage ratio, the Revolving Credit Facility bears interest at a floating rate of LIBOR plus 2.00%). An upfront fee of $292,500 was paid to Bank of America, and a fee equal to the actual daily amount by which the aggregate commitments exceed the total outstanding (both as defined in the amended and restated credit agreement) times 0.20% per annum if the total outstandings are equal to or more than 50% of the aggregate commitments, or 0.25% per annum otherwise, is accrued on unfunded balances under the Revolving Credit Facility. The loan contains various financial covenants and restrictions including a fixed charge coverage ratio of at least 1.75 to 1.00, as defined in the amended and restated credit agreement. The Revolving Credit Facility expired on August 8, 2010 in accordance with its terms.

On May 26, 2010, we entered into a $70,000,000 revolving credit facility with Wells Fargo Bank, N.A., or the Wells Fargo Credit Facility. The initial maturity date of the Wells Fargo Credit Facility is May 26, 2014, however we may extend the maturity date to May 26, 2015, subject to certain conditions. $15,000,000 of the Wells Fargo Credit Facility was initially drawn upon closing on May 26, 2010, with $55,000,000 initially remaining available for disbursement during the term of the facility. We have the right to prepay any outstanding amount of the Wells Fargo Credit Facility, in whole or in part, without premium or penalty at any time during the term of this Wells Fargo Credit Facility, however, we initially could not reduce the outstanding principal balance below a minimum outstanding amount of $15,000,000, without reducing the total $70,000,000 Wells Fargo Credit Facility capacity. Initially, the Wells Fargo Credit Facility had a floating interest rate of 300 basis points over the LIBOR, however this interest rate would be at least 4.00% for any of the outstanding balance that was not subject to an interest rate swap with an initial term of at least two years. Upon closing on May 26, 2010, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. to effectively fix the interest rate on the initial $15,000,000 outstanding loan amount at 5.10% for the four-year term of the facility. The interest rate swap was designated as a qualifying cash flow hedge at the start date of the hedge relationship as described in Note 16 “Derivative Instruments.” The Wells Fargo Credit Facility was initially secured by our 13201 Wilfred, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, Crest Ridge Corporate Center I and West Point Trade Center properties. In addition, CBRE OP provides a limited guarantee for the Wells Fargo Credit Facility. The Wells Fargo Credit Facility is subject to certain customary financial covenants, including certain negative financial covenants, which we believe we were in compliance with as of December 31, 2010. A commitment fee of $1,050,000 was paid to Wells Fargo Bank, N.A. at the initial closing and has been deferred to future periods.

On August 31, 2010, we entered into an amended and restated credit agreement with Wells Fargo Bank, N.A. to expand the Wells Fargo Credit Facility from its initial capacity of $70,000,000 to an amended capacity of $125,000,000 (the “Amended Wells Fargo Credit Facility”). In connection with the Amended Wells Fargo Credit Facility, the minimum outstanding amount was increased to $25,000,000 and as such an additional $10,000,000 was drawn (in addition to the $15,000,000 initially drawn on May 26, 2010) with the remaining $100,000,000 available for disbursement during the term of the facility. The Amended Wells Fargo Credit Facility is secured by an additional three of our properties, for a total of eight properties in all: 13201 Wilfred Lane, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, Crest Ridge Corporate Center, West Point Trade Center, 5160 Hacienda Drive, 10450 Pacific Center Court and 225 Summit Avenue. The interest rate was reduced by 25 basis points to 275 basis points over LIBOR (which rate will apply to all withdrawals from the Amended Wells Fargo Credit Facility other than the initial $15,000,000 that was drawn on May 26, 2010) and the initial interest rate floor of 4.00% was eliminated. The initial maturity date remains May 26, 2014, however we may extend the maturity date to May 26, 2015, subject to certain conditions. The Amended Wells Fargo Credit Facility is subject to certain representations and warranties and customary financial covenants (including certain negative financial covenants) with which we believe we were in compliance as of December 31, 2010. A commitment fee of $632,500 was paid to Wells Fargo Bank, N.A. at closing of the Amended Wells Fargo Credit and has been deferred to future periods.

On December 16, 2010, an additional $35,000,000 was drawn (in addition to the $15,000,000 initially drawn on May 26, 2010 and $10,000,000 second draw on August 31, 2010) in connection with the Amended Wells Fargo Credit Facility, with the remaining $65,000,000 available for disbursement during the term of the facility. The $60,000,000 is included in Loan Payable on our consolidated balance sheet.

Distribution Policy

In order to qualify as a REIT under the Internal Revenue Code we generally must make distributions to our shareholders each year in an amount at least equal to 90% of our REIT taxable income (as determined without regard to the dividends paid deduction and excluding net capital gain).

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

2010 Quarters	First	Second	Third	Fourth
Total distributions declared and paid	$16,841,000	$19,266,000	$21,623,000	$24,053,000
Distributions per share	$0.15	$0.15	$0.15	$0.15

2009 Quarters	First	Second	Third	Fourth
Total distributions declared and paid	$10,066,000	$11,181,000	$12,767,000	$14,750,000
Distributions per share	$0.15	$0.15	$0.15	$0.15

2008 Quarters	First	Second	Third	Fourth
Total distributions declared and paid	$4,882,000	$5,907,000	$7,511,000	$8,989,000
Distributions per share	$0.14375	$0.14375	$0.15	$0.15

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

Off-Balance Sheet Arrangements

As of December 31, 2010, we had five Investments in Unconsolidated Entities: (i) a 5.07% ownership interest in CBRE Strategic Partners Asia; (ii) an 80% ownership interest in the Duke joint venture; (iii) a 90% ownership interest in Afton Ridge; (iv) an 80% ownership interest in the UK JV; and (v) an 80% ownership interest in the European JV. Our investments are discussed in Item 2, “Properties,” and Note 5, “Investments in Unconsolidated Entities” in the accompanying consolidated financial statements.

Contractual Obligations and Commitments

The following table provides information with respect to our consolidated property contractual obligations at December 31, 2010 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Note Payable (and interest payments) Collateralized by REMEC Corporate Campus	$(13,832)	$(13,832)	$—	$—	$—
Note Payable (and interest payments) Collateralized by 300 Constitution Drive	(12,774)	(581)	(12,193)	—	—
Note Payable (and interest payments) Collateralized by Deerfield Commons I	(12,174)	(643)	(1,286)	(10,245)	—
Note Payable (and interest payments) Collateralized by Bolingbrook Point III	(10,697)	(1,516)	(831)	(8,350)	—
Notes Payable (and interest payments) Collateralized by the Carolina Portfolio	(73,412)	(6,981)	(13,732)	(13,351)	(39,348)
Note Payable (and interest payments) Collateralized by Lakeside Office Center	(11,477)	(578)	(1,299)	(9,600)	—
Note Payable (and interest payments) Collateralized by Thames Valley Five (1)	(9,196)	(151)	(9,045)	—	—
Note Payable (and interest payments) Collateralized by Enclave on the Lake	(18,311)	(18,311)	—	—	—
Note Payable (and interest payments) Collateralized by Albion Mills Retail Park (1)	(9,535)	(183)	(9,352)	—	—
Note Payable (and interest payments) Collateralized by Avion Midrise III & IV	(25,203)	(1,618)	(3,237)	(20,348)	—
Note Payable (and interest payments) Collateralized by 12650 Ingenuity Drive	(15,751)	(1,118)	(2,237)	(12,396)	—
Note Payable (and interest payments) Collateralized by Maskew Retail Park(1)	(24,362)	(651)	(1,301)	(22,410)	—
Loan Payable (and interest payments) Wells Fargo Credit Facility(1)(2)	(29,342)	(1,275)	(2,550)	(25,517)	—
Loan Payable Wells Fargo Credit Facility(2)(3)	(35,000)	(35,000)	—	—	—
Note Payable (and interest payments) Collateralized by One Wayside Road	(33,207)	(2,127)	(4,254)	(26,826)	—
Note Payable (and interest payments) Collateralized by 100 Tice Blvd.	(57,745)	(3,469)	(6,939)	(6,939)	(40,398)
Note Payable (and interest payments) Collateralized by Ten Parkway	(17,855)	(862)	(1,724)	(1,724)	(13,545)
Note Payable (and interest payments) Collateralized by Pacific Corporate Park	(110,187)	(7,066)	(13,714)	(13,127)	(76,280)

Total	$(520,060)	$(95,962)	$(83,694)	$(170,833)	$(169,571)

(1)

These contractual obligations included the expected net payments due under interest rate swap agreements where in each case we have swapped our variable interest rate payments due under the debt agreements for fixed rates of interest payments.

(2)	Includes the eight properties (see Note 8 “Debt”) that secure the Amended Wells Fargo Credit Facility.

(3)	Excludes interest for this presentation because of the short-term nature of the revolving portion of this credit facility which is available through May 2014.

The following table provides information with respect to our unconsolidated property contractual obligations at December 31, 2010 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Note Payable (and interest payments) Collateralized by Duke Joint Venture	$(227,539)	$(11,041)	$(100,335)	$(116,164)	$—
Note Payable (and interest payments) Collateralized by Afton Ridge Joint Venture	(26,656)	(1,308)	(25,348)	—	—

Total Notes Payable Collateralized by Unconsolidated Properties(1)	$(254,195)	$(12,349)	$(125,683)	$(116,164)	$—

(1)	Unconsolidated payment amounts are at our pro rata share of effective ownership and exclude our investment in CBRE Strategic Partners Asia.

As of December 31, 2010, we were committed to pay $1,032,000 in accrued offering costs. The timing of future payments is uncertain.

As of December 31, 2010, we had an unfunded investment commitment in CBRE Strategic Partners Asia totaling $4,960,000. The timing of future payments is uncertain.

Income Taxes

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2004. As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute currently to our shareholders. Under the Internal Revenue Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they generally distribute at least 90% of their annual net taxable income (excluding net capital gains) to their shareholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Even if we qualify as a REIT, we may still be subject to state, local and foreign taxes on our income and property and to U.S. federal income and excise taxes on our undistributed gross income. Our properties located in Texas are subject to a Texas Gross Margin Tax, Deerfield Commons I is subject to a Georgia Corporation Income Tax and properties located in North Carolina are subject to a North Carolina Franchise Tax under which we incurred a total of approximately $296,000 and $169,000 of taxes for the years ended December 31, 2010 and 2009.

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

Notes Payable secured by real property are summarized as follows (in thousands):

	Interest Rate as of December 31,
Property	2010	2009	Maturity Date	2010	2009
REMEC	4.79%	4.79%	November 1, 2011	$13,250	$13,250
300 Constitution	4.84	4.84	April 1, 2012	12,000	12,000
Deerfield Commons I.(1)	5.23	5.23	December 1, 2015	9,725	9,725
602 Central Blvd.(2)	—	6.79	—	—	8,886
Bolingbrook Point III	5.26	5.26	January 1, 2015	9,000	9,000
Fairforest Bldg. 5(3)	6.33	6.33	February 1, 2024	9,864	10,330
Fairforest Bldg. 6(3)	5.42	5.42	June 1, 2019	2,987	3,257
HJ Park—Bldg. 1(3)	4.98	4.98	March 1, 2013	648	914
North Rhett I(3)	5.65	5.65	August 1, 2019	3,906	4,246
North Rhett II(3)	5.20	5.20	October 1, 2020	2,180	2,345
North Rhett III(3)	5.75	5.75	February 1, 2020	1,759	1,903
North Rhett IV(3)	5.80	5.80	February 1, 2025	9,892	10,328
Mt Holly Bldg. (3)	5.20	5.20	October 1, 2020	2,180	2,345
Orangeburg Park Bldg.(3)	5.20	5.20	October 1, 2020	2,217	2,385
Kings Mountain I(3)	5.27	5.27	October 1, 2020	1,887	2,030
Kings Mountain II(3)	5.47	5.47	January 1, 2020	5,594	6,057
Union Cross Bldg. I(3)	5.50	5.50	July 1, 2021	2,749	2,935
Union Cross Bldg. II(3)	5.53	5.53	June 1, 2021	8,398	8,972
Thames Valley Five(4)(5)	6.42	6.42	May 30, 2013	8,781	12,117
Lakeside Office Center(6)	6.03	6.03	September 1, 2015	9,000	9,000
Enclave on the Lake(7)	5.45	5.45	May 1, 2011	17,906	18,274
Albion Mills Retail Park(4)(8)(9)	5.25	5.25	October 10, 2013	8,985	9,323
Avion Midrise III & IV(10)	5.52	5.52	April 1, 2014	21,354	21,765
12650 Ingenuity Drive(11)	5.62	5.62	October 1, 2014	13,061	13,424
Maskew Retail Park(4) (12)	5.68	5.68	August 10, 2014	21,759	22,578
One Wayside Road(13)	5.66	—	August 1, 2015	14,465	—
One Wayside Road(13)	5.92	—	August 1, 2015	12,006	—
100 Tice Blvd(14)	5.97	—	September 15, 2017	21,100	—
100 Tice Blvd(14)	5.97	—	September 15, 2017	21,100	—
Ten Parkway North	4.75	—	January 1, 2021	12,600	—
Pacific Corporate Park (15)	4.89	—	December 7, 2017	85,000	—

Notes Payable				365,353	217,389
Plus Premium				4,155	—
Less Discount				(3,700)	(4,615)
Less Albion Mills Retail Park Fair Value Adjustment				(216)	(349)

Notes Payable Less Discount and Fair Value Adjustment				$365,592	$212,425

(1)	Interest only payments are due monthly for the first 60 months of the loan term. Principal and interest payments are due monthly for the remaining 60 months of the loan term.

(2)	This loan was fully paid off on March 11, 2010.

(3)

These notes payable were assumed from the seller of the Carolina Portfolio on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount.

(4)	These loans are subject to certain financial covenants (interest coverage and loan to value).

(5)

We entered into the interest rate swap agreement that fixes the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of December 31, 2010 and expires on May 30, 2013. The stated rates on the mortgage note payable were 1.74% and 1.59% at December 31, 2010 and 2009 and were based on GBP-based LIBOR plus a spread of 1.01%.

(6)	Interest only payments are due monthly for the first 36 months of the loan term. Principal and interest payments are due monthly for the remaining 48 months of the loan term.

(7)	The loan was assumed from the seller of Enclave on the Lake on July 1, 2008 and was recorded at estimated fair value which includes the discount.

(8)	The Albion Mills Retail Park notes payable balance is presented at cost basis. This loan is carried on our balance sheet at fair value (See Note 17).

(9)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of December 31, 2010 and expires on October 10, 2013. The stated rates on the mortgage note payable were 2.04% and 1.88% at December 31, 2010 and 2009 and were based on GBP-based LIBOR plus a spread of 1.31%.

(10)	The loan was assumed from the seller of Avion Midrise III & IV on November 18, 2008 and was recorded at estimated fair value which includes the discount.

(11)	The loan was assumed from the seller of 12650 Ingenuity Drive on August 5, 2009 and was recorded at estimated fair value which includes the discount.

(12)

We entered into the interest rate swap agreement that fixes the GBP-based LIBOR rate at 3.42% plus 2.26 or 5.68% per annum as of December 31, 2010 and expires on August 10, 2014. The stated rate on the mortgage note payable was 2.99% and 2.83% at December 31, 2010 and 2009 and was based on GBP-based LIBOR plus a spread of 2.26%.

(13)	The two loans were assumed from the seller of One Wayside Road on June 24, 2010 and were recorded at estimated fair value which include the premiums.

(14)

The two loans were assumed from the seller of 100 Tice Blvd. on September 28, 2010 and were recorded at estimated fair value which includes the premiums. The maturity date for the loans is September 17, 2022; however, the lenders, at their option, can declare the note due and payable on September 17, 2017 or provide for a five year extension through the maturity date.

(15)

We entered into the interest rate swap agreement that fixed the LIBOR rate at 2.69% plus 2.20% or 4.89% per annum as of December 31, 2010 and expires on December 7, 2017. The stated rate on the mortgage note payable was 2.52% at December 31, 2010, and was based on LIBOR plus a spread of 2.20%.

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

The fair value of long-term debt was estimated based on current interest rates available to us for debt instruments with similar terms. The following table summarizes our financial instruments and their calculated fair value at December 31, 2010 and 2009 (in thousands):

	As of December 31, 2010
	Carrying Value	Total Fair Value
Financial Assets (Liabilities):
Interest Rate Swaps—Non Qualifying	$(1,349)	$(1,349)
Interest Rate Swaps—Qualifying	(1,932)	(1,932)
Notes Payable	(365,592)	(370,187)
Loan Payable	(60,000)	(60,000)

A 100 basis point increase or decrease in interest rates would increase or decrease the fair market value of our notes payable by $14,112,000 at December 31, 2010. In addition, a 100 basis point increase or decrease in interest rates would either increase or decrease annual variable interest expense by $88,000 on the Thames Valley Five property and approximately $90,000 on the Albion Mills Retail Park property and approximately $218,000 on the Maskew Retail Park property.

	As of December 31, 2009
	Carrying Value	Total Fair Value
Financial Assets (Liabilities):
Interest Rate CAP	$1	$1
Interest Rate Swaps—Non Qualifying	(1,410)	(1,410)
Interest Rate Swaps—Qualifying	(293)	(293)
Notes Payable	(212,425)	(210,087)

In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary.

Debt Maturities

The following table details our consolidated and unconsolidated debt maturities as of December 31, 2010 (in thousands):

	Consolidated Debt			Unconsolidated Debt(1)			Consolidated & Unconsolidated Debt (1)
	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total
2011	$11,083	$66,028	$77,111	$1,241	$—	$1,241	$12,324	$66,028	$78,352
2012	10,319	12,000	22,319	1,295	—	1,295	11,614	12,000	23,614
2013(2)	10,514	17,767	28,281	1,351	102,310	103,661	11,865	120,077	131,942
2014	10,410	78,072	88,482	1,409	40,640	42,049	11,819	118,712	130,531
2015	9,915	48,738	58,653	1,345	66,959	68,304	11,260	115,697	126,957
2016	9,587	—	9,587	—	—	—	9,587	—	9,587
2017	9,612	98,327	107,939	—	—	—	9,612	98,327	107,939
2018	5,891	—	5,891	—	—	—	5,891	—	5,891
2019	5,814	—	5,814	—	—	—	5,814	—	5,814
2020	4,336	9,270	13,606	—	—	—	4,336	9,270	13,606
Thereafter	7,670	—	7,670	—	—	—	7,670	—	7,670

Total	$95,151	$330,202	$425,353	$6,641	$209,909	$216,550	$101,792	$540,111	$641,903

Weighted Average Maturity (years)			4.69			3.81			4.40
Weighted Average Interest Rate			5.39%			5.14%			5.31%

(1)	Unconsolidated debt amounts are at our pro rata share of effective ownership.

(2)

The Thames Valley Five consolidated debt ($8,781,000 at December 31, 2010) maturity date may be extended for an additional two years from May, 2013 to May, 2015. In addition, Afton Ridge has the option to extend the maturity date of the unconsolidated debt ($22,950,000 at December 31, 2010—our share) for one additional year from October, 2013 to October, 2014.

Encumbered and Unencumbered Properties

The following table details our Encumbered and Unencumbered properties as of December 31, 2010 (Approximate Acquisition Cost and Debt Balance in thousands):

	Consolidated Properties		Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties (1)
	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance
Encumbered Properties(2)	40	$980,655	$425,353	17	$411,576	$216,550	57	$1,392,231	$641,903
Unencumbered Properties	33	327,905	—	13	217,692	—	46	545,597	—

Total Properties	73	$1,308,560	$425,353	30	$629,268	$216,550	103	$1,937,828	$641,903

(1)

Number of Properties at 100%. Approximate Acquisition Cost and Debt Balance for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

(2)	Includes eight properties secured by the Wells Fargo Credit Facility.

Subsequent Events

From January 1, 2011 through March 17, 2011, we received gross proceeds from our public offering of approximately $80,515,423 from the sale of 8,105,529 common shares.

On January 20, 2011 and February 14, 2011, we paid down the Amended Wells Fargo Credit Facility loan payable by $20,000,000 and $15,000,000, respectively. On March 30, 2011, an additional $30,000,000 was drawn down on the Amended Wells Fargo Credit Facility.

On January 31, 2011, we were notified that the investment commitment period of CBRE Strategic Partners Asia was extended for one year from January 31, 2011 to January 31, 2012.

On February 8, 2011, we entered into five secured term loans totaling $37,000,000 with ING USA Annuity and Life Insurance Company secured by the following properties: 4701 Gold Spike Road, $10,650,000, Summit Distribution Center, $6,700,000, Tolleson Commerce Park II, $4,600,000, 3660 Deerpark Blvd., $7,650,000 and 1985 International Way, $7,400,000. The loans bear interest at a fixed rate of 4.45% and mature on February 8, 2018.

On February 22, 2011, we entered into a lease for the Kings Mountain III property, a 541,910 square foot warehouse/distribution building located in Charlotte, North Carolina for a 10 year term.

On February 28, 2011, we entered into a $33,000,000 secured term loan with TD Bank secured by the 100 Kimball Drive property. Upon closing the 100 Kimball Drive loan, we simultaneously entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the entire outstanding loan amount to 5.25% for its 10 year term.

On March 24, 2011, the Duke joint venture acquired fee interests in the Remaining Properties, thus completing the acquisition of the Office Portfolio, as described further below.

Property and Market	Address	Year Built	Tenant(1)	Net Rentable Square Feet	Lease Expiration		Approximate Purchase Price(2)	Pro Rata Share of Approximate Purchase Price(3)	Percentage Leased	Acquisition Fee(4)
Norman Pointe I / Minneapolis, MN	5601 Green Valley Drive Bloomington, MN	2000	NCS Pearson, Inc.(5)	212,722	02/2017		$42,600,000	$34,080,000	100%	$511,200

Norman Pointe II / Minneapolis, MN	5600 West American Boulevard, Bloomington, MN	2007	General Services Administration(6); Hartford Fire Insurance Company(7)	324,296	02/2016; 06/2013		$46,900,000	$37,520,000	100%	$562,800

The Landings I / Cincinnati, Ohio	9997 Carver Road, Blue Ash, OH	2006	Citicorp North America(8)	175,695	01/2022		$29,659,500	$23,727,600	100%	$355,914

The Landings II / Cincinnati, Ohio	9987 Carver Road, Blue Ash, OH	2007	—	175,076	—		$26,160,500	$20,928,400	96.1%	$313,926

One Easton Oval / Columbus, Ohio	One Easton Oval, Columbus, Ohio	1997	—	125,031	—		$11,911,000	$9,528,800	89.4%	$142,932

Two Easton Oval / Columbus, Ohio	Two Easton Oval, Columbus, Ohio	1995	—	128,674	—		$12,744,000	$10,195,200	74.6%	$152,928

Weston Pointe I / Ft. Lauderdale, Florida	2400 North Commerce Parkway, Weston, FL	1999	—	97,579	—		$19,384,250	$15,507,400	87.1%	$232,611

Weston Pointe II / Ft. Lauderdale, Florida	2200 North Commerce Parkway, Weston, FL	2000	—	97,180	—		$23,375,950	$18,700,760	100%	$280,511

Weston Pointe III / Ft. Lauderdale, Florida	2250 North Commerce Parkway, Weston, FL	2003	American Intercontinental University(9)	97,178	09/2015		$23,583,550	$18,866,840	100%	$283,003

Weston Pointe IV / Ft. Lauderdale, Florida	2100 North Commerce Parkway, Weston, FL	2006	General Services Administration(6)	96,175	04/2019		$28,256,250	$22,605,000	100%	$339,075

One Conway Park /Chicago, Illinois	100 Field Drive, Lake Forest, IL	1989	—	105,000	—		$15,400,000	$12,320,000	86.5%	$184,800

West Lake at Conway / Chicago, Illinois	1925 West Field Ct., Lake Forest, IL	2008	—	99,538	—		$17,575,000	$14,060,000	90.1%	$210,900

Atrium I /Columbus, Ohio	5525 Parkcenter Circle, Dublin, OH	1996	Nationwide Mutual Insurance Company(10)	315,102	05/2018; 05/2019	(11)	$45,250,000	$36,200,000	100%	$543,000

(1)

This column represents tenants that currently occupy more than 50,000 net rentable square feet of each property. Properties which do not list a tenant are multi-tenant properties that do not currently have a tenant that occupies more than 50,000 net rentable square feet.

(2)	Approximate total purchase price, exclusive of customary closing costs, paid by the Duke Joint Venture for each property.

(3)

Pro rata share of approximate purchase price is at the Company’s pro rata share of effective ownership for each of these properties, which was funded using net proceeds of the Company’s current public offering.

(4)	Acquisition fees payable to the Investment Advisor are not included in the total acquisition cost for the properties.

(5)	NCS Pearson, Inc. provides services, software, systems, and Internet-based technologies for the collection, management, and interpretation of data.

(6)

The General Services Administration is an independent agency of the Federal Government of the United States of America, which supplies products and communications for U.S. government offices, provides transportation and office space to federal employees and develops government-wide cost-minimizing policies and other management tasks.

(7)	Hartford Fire Insurance Company is a subsidiary of The Hartford Financial Services Group and one of the world’s leading providers of fire, marine and casualty insurance.

(8)	Citicorp North America, Inc., provides regional banking services and is a subsidiary of Citigroup, Inc. (NYSE: C).

(9)	American Intercontinental University is an international for-profit university with both physical and online campuses.

(10)	Nationwide Mutual Insurance Company is one of the nation’s largest insurance and financial services companies.

(11)	This tenant has two separate leases within this property, as they rent two separate spaces.

On March 24, 2011, in connection with the acquisition of the Remaining Properties as described above, the Duke joint venture entered into the Term Loan Agreement with Wells Fargo Bank, National Association. While the term loan is non-recourse to us, the pro rata share of the term loan obligation attributable to us is $220,000,000 in accordance with our ownership interest in the Duke joint venture. The loan proceeds were used to accelerate the acquisition of the Remaining Properties. The loan has a six-month term and two six-month extension options. The term loan has an interest rate of LIBOR plus 2.50% and is fully pre-payable at any time, subject to any customary costs. An origination fee of $1,650,000 was paid to Wells Fargo Bank, National Association at the closing of the term loan. The Term Loan Agreement contains customary representations and warrants and covenants. During the term of the loan, the Duke Joint Venture has agreed to comply with certain financial covenants related to its leverage ratio, net asset value, unencumbered leverage ratio and the inability to enter into certain types of investments.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, as required by the Securities Exchange Act Rule 13(a)-15(e) , our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls Over Financial Reporting

No changes in internal control over financial reporting occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees of

CB Richard Ellis Realty Trust

Los Angeles, California

We have audited the internal control over financial reporting of CB Richard Ellis Realty Trust and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2010 of the Company and our report dated March 30, 2011 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 30, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	TRUSTEES, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Certain of the information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2011 Annual Meeting of Shareholders, expected to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, on or prior to April 30, 2011 (the “2011 Proxy Statement”), and is incorporated herein by reference.

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

Name	Age	Position
Jack A. Cuneo	63	Chairman of the Board of Trustees, President and Chief Executive Officer
Charles E. Black	62	Trustee
Martin A. Reid	55	Trustee
James M. Orphanides	60	Trustee
Peter E. DiCorpo	39	Trustee
Laurie E. Romanak	51	Senior Vice President and Chief Financial Officer and Secretary
Philip L. Kianka	54	Chief Operating Officer and Executive Vice President

*	Denotes independent trustee

Jack A. Cuneo. Mr. Cuneo has been the Chairman of the Board of Trustees since January 2009 and our President and Chief Executive Officer and the President and Chief Executive Officer of our Investment Advisor since March 2004. Mr. Cuneo has over 41 years of experience in the real estate industry and had been involved in a wide range of real estate investment activity including acquisitions, development, joint venture structuring, property sales, work outs and private equity financing for REITs and real estate operating companies. Prior to joining CB Richard Ellis Investors L.L.C., or CBRE Investors, in June 2003, Mr. Cuneo served as President of Cuneo Capital Group which engaged in advisory and private equity investment activities from 2002 to 2003. Mr. Cuneo also spent 26 years at Merrill Lynch where he served from 1997 to 2000 as the Chairman and Chief Executive Officer of Merrill Lynch Hubbard, a real estate investment subsidiary which acquired, operated and sold over 100 properties valued at $1.8 billion on behalf of over 240,000 individual investors. Mr. Cuneo was a Managing Director of the Global Real Estate and Hospitality Group at Merrill Lynch from 2000 to 2002 where he led private equity, advisory and asset sales activities. He is a member of the Urban Land Institute (ULI), the Policy Advisory Board at the Haas School of Business, University of California at Berkeley and the Real Estate Board of New York. Mr. Cuneo received a B.A. from City College of New York and pursued graduate studies at the University of Massachusetts at Amherst.

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

Martin A. Reid. Mr. Reid has been one of our trustees since March 2005. Mr. Reid is the Executive Vice President, Development and Acquisitions at Interstate Hotels & Resorts where he focuses on sourcing and acquiring hotels and identifying management contract opportunities. Prior to joining Interstate, Mr. Reid is a partner in Cheswold Real Estate Investment management. Prior to joining Cheswold, Mr. Reid was the Chief Executive Officer of the General Partner of Redstone Hotel Partners, advising on hotel transactions and fund raising activities. From 1998 until 2006, Mr. Reid was a Managing Director of Thayer Lodging where he was responsible for acquisitions and dispositions. Mr. Reid has a broad professional background in real estate investment, capital markets and finance, including experience in public accounting and financial reporting. Prior to joining Thayer Lodging in 1998, Mr. Reid spent four years as a Principal at LaSalle Advisors in Baltimore, Maryland, successor through merger to Alex. Brown Kleinwort Benson, where he originated and closed real estate transactions for pension fund clients. Prior to his tenure with LaSalle, Mr. Reid spent several years in acquisitions and dispositions with real estate investment and advisory affiliates of Merrill Lynch & Co. and Chase Manhattan Bank, where he was involved in the acquisition of several office, retail and residential properties and portfolios. Mr. Reid received a B.S. in Accounting from the State University of New York at Albany and an M.B.A. in Financial Management from Pace University. Mr. Reid is a Member of the American Institute of Certified Public Accountants and is a Full Member of the Urban Land Institute (ULI).

James M. Orphanides. Mr. Orphanides has been one of our trustees since October 2005. Since January 2010, Mr. Orphanides has been a Partner and the President of Centurion Holdings LLC. Mr. Orphanides has been retired since 2008 where he had served as Chairman Emeritus of First American Title Insurance Company of New York and as a director until the company merged with its parent, First American Title Insurance Company in November 2010. Mr. Orphanides worked for First American since 1992 in key executive positions and from 1996 through 2007 he was President, CEO and Chairman of the Board. Prior to joining First American, Mr. Orphanides was a Principal and President of Preferred Land Title Services, Inc. from 1982 to 1992. Mr. Orphanides was an executive at Commonwealth Land Title Insurance Company from 1979 to 1982 and an executive at Chicago Title Insurance Company from 1972 to 1979. Mr. Orphanides was a trustee of Wilshire Enterprises, Inc. from January 2009 through January 2010 where he was a member of the Audit committee and chaired strategic planning. Mr. Orphanides has been actively involved in many non-for profit organizations. Currently, Mr. Orphanides sits on the Boards of: the Foundation for Medical Evaluation and Early Detection, Citizen Budget Commission, The American Ballet Theatre and CUNY TV Foundation. Mr. Orphanides is also a member of the Hellenic American Bankers Association (HABA) and the Economic Club of New York; TPC Golf Club at Jasna Polona in Princeton, New Jersey; the Nassau Club in Princeton, New Jersey and the Union League Club in New York City. Mr. Orphanides received a B.A. from Heidelberg College and an M.A. from Queens College of New York.

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

Laurie E. Romanak. Ms. Romanak has been our Senior Vice President, Chief Financial Officer and Secretary and a Managing Director of our Investment Advisor since March 2004. Ms. Romanak is also the Executive Managing Director and Global Head of Investment Reporting of CBRE Investors and is responsible for global accounting/reporting and finance activities for the organization’s approximately $37.6 billion real estate investment portfolio. Ms. Romanak directs fund accounting and administration for the firm’s offices in the US, Asia and Europe. Ms. Romanak joined CBRE Investors in 1986 and has served in her current role since 1995. Ms. Romanak is a C.P.A. and has more than 25 years of experience in the commercial real estate industry. Ms. Romanak previously served on the Board of Directors of the National Council of Real Estate Investment Fiduciaries (NCREIF) and as its past President, and is an active member of the National Association of Real Estate Investment Managers (NAREIM). Ms. Romanak received a B.B.A. from the University of Michigan at Ann Arbor.

Philip L. Kianka. Mr. Kianka has been our Chief Operating Officer and Executive Vice President since October 2008. Mr. Kianka has also been the Director of Operations of the Investment Advisor since January 2006. Mr. Kianka is also a Senior Director of CBRE Investors. Mr. Kianka has over 27 years of experience in acquisitions, asset and portfolio management, development and dispositions of real estate. Prior to joining the Investment Advisor, Mr. Kianka was a Vice President and senior asset manager for Lexington Corporate Properties Trust from 1997 to December 2005. Mr. Kianka also spent 13 years as Vice President at Merrill Lynch Hubbard, a real estate investment subsidiary of Merrill Lynch, which acquired, operated and sold over 100 properties valued at $1.8 billion on behalf of over 240,000 investors. Mr. Kianka received a B.A. and a MARCH from Clemson University in Clemson, South Carolina and is a licensed architect and member of the American Institute of Architects.

Our trustees and executive officers will serve until their successors are duly elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and trustees, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Based solely on a review of the copies of the forms received and written representations, we believe that during fiscal year 2010, our executive officers, trustees and persons who own more than 10% of a registered class of our equity securities complied with the beneficial ownership reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

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

Certain of the information required by Item 11 will be set forth in the 2011 Proxy Statement and is incorporated herein by reference.

Compensation of Trustees

Trustees of our company who are not independent receive no additional compensation for their services as trustees. The following table sets forth the compensation earned by our independent trustees for the year ended December 31, 2010:

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	All Other Compensation ($)	Total ($)
Charles E. Black	$64,500	$80,000	—	$144,500
Martin A. Reid	$68,750	$80,000	—	$148,750
James M. Orphanides	$55,250	$80,000	—	$135,250

*

The columns “Option Awards,” “Non-Equity Incentive Plan Compensation,” and “Change in Pension Value and Nonqualified Deferred Compensation Earnings” were omitted from this table as no such compensation was earned by our independent trustees for the year ended December 31, 2010.

(1)

On April 20, 2010, we awarded each of our independent trustees equity grants under the 2004 equity incentive plan on the following terms: (i) each award was for $80,000 in restricted common shares (or 8,000 shares at $10.00 per share) for a total of $240,000; (ii) each award vested in its entirety, upon issuance; and (iii) the independent trustee may not redeem any of the restricted common shares prior to the third anniversary of date of issuance, but he retains the rights to dividends declared and paid during such restriction period.

For the 2010 fiscal year, we paid each of our independent trustees $40,000 per year and $1,000 per regularly scheduled committee meeting attended (other than those meetings of the Special Committee that were held in conjunction with meetings of the Board of Trustees) and $1,000 per special board meeting attended whether held in person or by telephone conference. The chairperson of the

Audit Committee is entitled to an additional annual fee of $7,500, the chairperson of the Compensation Committee is entitled to an additional annual fee of $5,000 and the chairperson of the Special Committee is entitled to an additional annual fee of $10,000. Members of the Special Committee (other than the chairperson) are entitled to an additional annual fee of $5,000. All trustees receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Trustees. If a trustee also is an officer of ours, we do not pay separate compensation for those services rendered as a trustee.

Equity Incentive Plans

We have adopted a 2004 equity incentive plan. The purpose of the 2004 equity incentive plan is to provide us with the flexibility to use share options and other awards to provide a means of performance-based compensation. Key employees, directors, trustees, officers, advisors, consultants or other personnel of ours and our subsidiaries or other persons expected to provide significant services to us or our subsidiaries, including employees of our Investment Advisor, would be eligible to be granted share options, restricted shares, phantom shares, dividend equivalent rights and other share-based awards under the 2004 equity incentive plan. As of December 31, 2010, no stock options, warrants or other rights were outstanding under this plan, other than the equity awards made on April 20, 2010.

We have adopted a 2004 performance bonus plan. Annual bonuses under our 2004 performance bonus plan are awarded by our Compensation Committee to selected officers or other employees of ours, or key employees, based on corporate factors or individual factors (or a combination of both). As of December 31, 2010, no awards have been granted under this plan.

See Item 5. “Market for Registrant’s Common Equity, Related Shareholders Matters and Issuer Purchases of Equity Securities,” for a detailed description of these equity incentive plans.

Compensation Committee Interlocks and Insider Participation

There are no Compensation Committee interlocks and we do not have any employees. The members of our Compensation Committee for the year ended December 31, 2010 were Messrs. Black (chairman) and Reid.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS

Certain of the information required by Item 12 will be set forth in the 2011 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

On April 20, 2010, our Board’s independent trustees, Messrs. Black, Reid and Orphanides, were awarded equity grants under our 2004 equity incentive plan on the following terms: (i) each award was for $80,000 in restricted common shares of the Trust (or 8,000 shares at $10.00 per share) for a total of $240,000; (ii) each award vested in its entirety, upon issuance; and (iii) the independent trustee would not be able to redeem any of the restricted common shares prior to the third anniversary of date of issuance, but retains the rights to dividends declared and paid during such restriction period. We recognized a stock based compensation expense of $240,000 during the year ended December 31, 2010 as a result of granting these awards to our independent trustees. No awards of any kind were made under this plan during the years ended December 31, 2009 and 2008.

As of December 31, 2010, no stock options, warrants, or other rights were outstanding under the 2004 equity incentive plan other than the equity awards made on April 20, 2010. As of December 31, 2010, no awards have been granted under the 2004 performance bonus plan.

Security Ownership of Certain Beneficial Owners and Management

The following table presents information regarding the beneficial ownership of our common shares as of March 20, 2011 with respect to:

¡	each person who is the beneficial owner of more than five percent of our outstanding common shares;

¡	each of our trustees;

¡	each of our named executive officers; and

¡	all trustees and executive officers as a group.

Unless otherwise indicated, all common shares are owned directly and the indicated person has sole voting and investment powers.

Name and Address(1)	Shares Owned(2)	Percentage
Trustees and Executive Officers:
Jack A. Cuneo	120	*
Charles E. Black(3)	8,000	*
Martin A. Reid(3)	8,000	*
James M. Orphanides(3)	89,522	*
Peter E. DiCorpo	—	—
Laurie E. Romanak	—	—
Philip L. Kianka	—	—
All executive officers and trustees as a group	105,642	*

*	Less than one percent.

(1)	The address for each of our named executive officers is 47 Hulfish Street, Suite 210, Princeton, New Jersey 08542.

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

(3)	Includes 8,000 common shares awarded to our independent trustees during 2010.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND TRUSTEE INDEPENDENCE

Certain of the information required by Item 13 will be set forth in the 2011 Proxy Statement and is incorporated herein by reference.

The Advisory Agreement

We entered into an advisory agreement with our Investment Advisor in July 2004, which was amended and restated in October 2006, January 2009 and December 2010. Pursuant to this agreement, which was unanimously approved by our Board of Trustees, including our independent trustees, we appointed our Investment Advisor to manage, operate, direct and supervise our operations. Our Investment Advisor performs its duties as a fiduciary of us and our shareholders. Many of the services to be performed by our Investment Advisor in managing our day-to-day activities are summarized below. This summary is provided to illustrate the material functions that our Investment Advisor performs for us as our Investment Advisor, and it is not intended to include all of the services that may be provided to us by our Investment Advisor or by third parties. Our Investment Advisor may subcontract with third parties for the performance of certain duties on our behalf. Our Investment Advisor will only subcontract with third parties that are believed to have the requisite experience to perform their duties. Our Investment Advisor will supervise the activities of any such third parties consistent with its fiduciary duty to us. Under the terms of the advisory agreement, our Investment Advisor undertakes to use its best efforts to present to us investment opportunities consistent with our investment policies and objectives as adopted by our Board of Trustees. In its performance of this undertaking, our Investment Advisor shall, subject to the authority of our Board of Trustees:

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

The initial term of the advisory agreement was for one year and the term may be renewed at the end of each year of the agreement for an additional one-year period. The current term of the advisory agreement expires on April 30, 2011. Prior to any renewal, our trustees will evaluate the performance of our Investment Advisor and the criteria used in such evaluation will be reflected in the minutes of such meeting. Additionally, the advisory agreement may be terminated:

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

Ownership by our Investment Advisor and its Affiliates

As of December 31, 2010, CBRE REIT Holdings LLC, an affiliate of our Investment Advisor, owned 246,361 limited partnership units, representing 0.15% of the outstanding limited partnership units in CBRE OP. CBRE REIT Holdings LLC also owned all of the class B limited partnership interest in CBRE OP. CBRE REIT Holdings LLC was formed solely to hold these ownership interests in CBRE OP and is controlled by CBRE Investors, which is an indirect wholly-owned subsidiary of CB Richard Ellis Group, Inc., or CB Richard Ellis. CBRE REIT Holdings LLC purchased the limited partnership units for an aggregate amount of $242,500, or $8.10 per unit in July 2004. The class B limited partnership interest was issued to CBRE REIT Holdings LLC as part of the consideration for our Investment Advisor entering into the advisory agreement with us and for services provided to us in connection with our formation and ongoing advisory services, such as selecting the placement agent relating to our initial private placement, sourcing members to serve on our executive management team and seeking initial investments for our portfolio. The issuance of this interest was negotiated between related parties and we did not have the benefit of arm’s length negotiations of the type normally conducted with an unaffiliated third party. CBRE Investors, an affiliate of our Investment Advisor, also purchased 269,428 of our common shares for $2,182,500, or $8.10 per share, in an initial private placement of our common shares prior to our initial public offering.

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

Ownership by Affiliates of the Dealer Manager and the Sub-Advisor

Fund Investors, LLC, an affiliate of our Dealer Manager, owns 10,903 of our common shares. Additionally, CNL Fund Management Company, an affiliate of our Dealer Manager, serves as the Sub-Advisor to our Investment Advisor. Fund Investors, LLC and CNL Fund Management Company owns an aggregate 23% distribution interest in the net proceeds upon a sale of our Investment Advisor and an aggregate 24.9% voting and distribution interest (excluding distributions that CBRE Investors is entitled to with respect to 29,937 class A units) in CBRE REIT Holdings LLC. CNL Fund Management Company and Fund Investors, LLC received their interests in our Investment Advisor and in CBRE REIT Holdings LLC in return for capital contributions made to each respective entity. CNL Fund Management Company and our Dealer Manager are wholly-owned subsidiaries of CNL Capital Markets Corp.

Joint Ventures with Affiliates of our Investment Advisor

We have agreed to a capital commitment of up to $20,000,000 in CB Richard Ellis Strategic Partners Asia II-A, L.P., or CBRE Strategic Partners Asia. As of December 31, 2010, we had funded $15,040,000 of our capital commitment. CBRE Investors, our sponsor, formed CBRE Strategic Partners Asia to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in Asia, including China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. The initial closing of CBRE Strategic Partners Asia was in October 2007 with additional commitments being accepted through January 2008. CBRE Strategic Partners Asia closed on January 31, 2008, with aggregate capital commitments of $394,203,000. CBRE Strategic Partners Asia has an eight-year term, which may be extended for up to two one-year periods with the approval of two-thirds of the limited partners.

As of December 31, 2010, CBRE Strategic Partners Asia, with its parallel fund CB Richard Ellis Strategic Partners Asia II, L.P., had aggregate investor commitments of approximately $394,203,000 from institutional investors including CBRE Investors and had acquired ownership interests in ten properties, five in China and five in Japan. Two of the original five ownership interests located in China were sold during 2010. As of December 31, 2010, we owned an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. Our capital commitment is currently being pledged as collateral on borrowings of CBRE Strategic Partners Asia of which our pro rata portion of such borrowings was $218,000 based on our 5.07% ownership interest in CBRE Strategic Partners Asia at December 31, 2010.

CBRE Strategic Partners Asia is managed by CB Richard Ellis Investors SP Asia II, LLC, or the Investment Manager, an affiliate of CBRE Investors. The Investment Manager is entitled to an annual management fee at an annual rate equal to 1.25% of the capital commitments (or an annual rate of 1.5% of the capital commitments for limited partners (which include us) with aggregate capital commitments of less than $50,000,000). The Investment Manager is also entitled to an acquisition fee equal to (i) for assets acquired for ground up, new development or asset repositioning involving refurbishment activity, 0.75% of CBRE Strategic Partners Asia’s pro rata share of the total acquisition cost of such investment, plus 0.375% of the amount of projected capital expenditures required for such development or refurbishment activity, or (ii) for all other assets, 0.75% of CBRE Strategic Partners Asia’s pro rata share of the total acquisition cost of such investment. Our share of investment management fees paid to the Investment Manager were approximately $282,000, $300,000 and $271,000, for the years ended December 31, 2010, 2009 and 2008, respectively. In addition our share of the acquisition fees was $104,000 for the year ended December 31, 2008, no acquisition fees were paid to the investment manager in 2010 and 2009.

We will pay our Investment Advisor investment management and acquisition fees with respect to our investment in CBRE Strategic Partners Asia. Such fees paid to our Investment Advisor will be reduced, but not below zero, by our proportionate share of the management and acquisition fees paid to the Investment Manager. As of December 31, 2010, we had paid no fees to our Investment Advisor relating to this investment.

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

Fees Paid in Connection with Our Offerings

For the years ended December 31, 2010, 2009, and 2008, our Dealer Manager earned the following fees:

	Years Ended December 31,
	2010		2009		2008
	Earned(1)	Payable(2)	Earned(1)	Payable(2)	Earned(1)	Payable(2)
Selling commissions	$29,388,000	$347,000	$23,204,000	$347,000	$13,703,000	$426,000
Dealer manager fees	$13,179,000	$99,000	$8,359,000	$412,000	$4,929,000	$194,000
Marketing support fees	$4,523,000	$50,000	$3,462,000	$111,000	$2,074,000	$80,000

(1)	Earned represents the amount expensed on an accrual basis for services provided by the Dealer Manager during the period.

(2)	Payable represents the unpaid amount due on an accrual basis to the Dealer Manager for services provided as of the balance sheet date specified.

For the years ended December 31, 2010, 2009 and 2008, our Dealer Manager and our Investment Advisor and/or its affiliates earned the following other offering costs:

	Years Ended December 31,
	2010		2009		2008
	Earned(1)	Payable(2)	Earned(3)	Payable(4)	Earned(5)	Payable(6)
Other Offering Costs	$4,633,000	$422,000	$1,426,000	$244,000	$4,115,000	$3,704,000

(1)	Included in the other offering costs earned is $4,412,000 and $221,000 for the Dealer Manager and the Investment Advisor, respectively.

(2)	Included in the payable amount is $407,000 and $15,000 due to the Dealer Manager and the Investment Advisor, respectively.

(3)	Included in the other offering costs earned is $1,266,000 and $160,000 for the Dealer Manager and the Investment Advisor, respectively.

(4)	Included in the payable amount is $243,000 and $1,000 due to the Dealer Manager and the Investment Advisor, respectively.

(5)	Included in the other offering costs earned is $3,999,000 and $116,000 for the Dealer Manager and the Investment Advisor, respectively.

(6)	Included in the payable amount is $2,692,000, $13,000 and 999,000 due to the Dealer Manager, the Investment Advisor and CB Richard Ellis Group, Inc., respectively.

Fees Paid in Connection with Our Operations

For the years ended December 31, 2010, 2009 and 2008, our Investment Advisor and/or its affiliates earned the following fees:

	Years Ended December 31,
	2010		2009		2008
	Earned(1)	Payable(2)	Earned(1)	Payable(2)	Earned(1)	Payable(2)
Acquisition Fees and Expenses(3)	$13,056,000	$—	$4,826,000	$—	$5,670,000	$743,000
Investment management fees(4)	$11,611,000	$1,330,000	$7,803,000	$757,000	$3,964,000	$625,000
Property management fees	$955,000	$191,000	$656,000	$106,000	$491,000	$126,000

(1)	Earned represents the amount expensed on an accrual basis for services provided by the Investment Advisor during the period.

(2)	Payable represents the unpaid amount due on an accrual basis to the Investment Advisor for services provided as of the balance sheet date specified.

(3)

In connection with services provided to the Investment Advisor, the Sub-Advisor, pursuant to a sub-advisory agreement, was paid $2,216,000, $820,000, and, $921,000 by the Investment Advisor for the years ended December 31, 2010, 2009 and 2008, respectively.

(4)

The Investment Advisor waived investment management fees of $0, $0 and $1,529,000 for the years ended December 31, 2010, 2009 and 2008, respectively. In connection with services provided to the Investment Advisor, the Sub-Advisor, pursuant to a sub-advisory agreement, was paid $1,604,000, $1,078,000, and $547,000 by the Investment Advisor for the years ended December 31, 2010, 2009 and 2008, respectively.

CBRE Capital Markets, an affiliate of the Investment Advisor, received none, $1,217,000, $0 and $636,000 in mortgage banking fees for the years ended December 31, 2010, 2009 and 2008, respectively. Leasing and brokerage fees aggregating $895,000, $198,000 and $15,000 were paid to the Investment Advisor or its affiliates for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, CB Richard Ellis, UK, an affiliate of the Investment Advisor, received a service fee in conjunction with the acquisition of Thames Valley Five totaling £24,000 ($42,000) in 2008.

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

Certain of the information required by Item 14 will be set forth in the 2011 Proxy Statement and is incorporated herein by reference.

We have engaged Deloitte & Touche LLP to provide us with audit and tax services. Services may include examination of annual financial statements, review of unaudited quarterly financial information, review and consultation regarding filings with the SEC, assistance with management’s evaluation of internal accounting controls, consultation on financial accounting and reporting matters, tax planning, tax consultation and tax return preparation. Deloitte & Touche LLP has served as our independent registered public accounting firm since July 1, 2004 and audited our consolidated financial statements for the years ended December 31, 2010, 2009, 2008, 2007 and 2006.

The following table lists the fees for services rendered by our independent registered public accounting firm for the years ended December 31, 2010 and 2009:

Services	2010	2009
Audit Fees(1)	$660,000	$660,000
Audit Related Fees(2)	162,000	172,000
Tax Fees(3)	290,000	190,000
All Other Fees		—

Total	$1,112,000	$1,022,000

(1)

Audit fees billed in 2010 and 2009 consisted of the audit of our annual consolidated financial statements, acquisition audits, reviews of our quarterly consolidated financial statements, statutory and regulatory audits, consents and other services related to filings with the SEC.

(2)	Audit-related fees consist of Sarbanes Oxley compliance, review and consultation.

(3)	Tax services consist of tax compliance, preparation, planning and advice.

Our Audit Committee must pre-approve, to the extent required by applicable law, all audit services and permissible non-audit services provided by our independent registered public accounting firm, except for any de minimis non-audit services. Non-audit services are considered de minimis if (i) the aggregate amount of all such non-audit services constitutes less than 5% of the total amount of revenues we paid to our independent registered public accounting firm during the fiscal year in which they are provided; (ii) we did not recognize such services at the time of the engagement to be non-audit services; and (iii) such services are promptly brought to our Audit Committee’s attention and approved prior to the completion of the audit by our Audit Committee or any of its member(s) who has authority to give such approval. None of the fees reflected above were approved by our Audit Committee pursuant to this de minimis exception. Our Audit Committee may delegate to one or more of its members the authority to grant pre-approvals. All services provided by Deloitte & Touche LLP in 2010 were pre-approved by our Audit Committee.

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

The following exhibits are filed as part of this annual report on Form 10-K.

Exhibit No.

3.1	Second Amended and Restated Declaration of Trust of CB Richard Ellis Realty Trust (Previously filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-127405) filed September 13, 2006 and incorporated herein by reference).

3.2	Articles of Amendment of Declaration of Trust of CB Richard Ellis Realty Trust (Previously filed as exhibit 3.1 to the current report on Form 8-K (File No. 000-53200) filed June 22, 2009 and incorporated herein by reference).

3.3	Amended and Restated Bylaws of CB Richard Ellis Realty Trust (Previously filed as Exhibit 3.2 to Pre-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-127405) filed September 13, 2006 and incorporated herein by reference).

4.1	Subscription Agreement (Previously filed as Appendix A to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-152653) filed January 23, 2009 and incorporated herein by reference).

10.1	2004 Equity Incentive Plan (Previously filed as Exhibit 10.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-127405) filed October 27, 2005 and incorporated herein by reference).

10.2	2004 Performance Bonus Plan (Previously filed as Exhibit 10.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-127405) filed October 27, 2005 and incorporated herein by reference).

10.3	Third Amended and Restated Advisory Agreement, by and among CB Richard Ellis Realty Trust, CBRE Operating Partnership, L.P., and CBRE Advisors LLC, dated December 21, 2010 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-53200) filed December 23, 2010 and incorporated herein by reference).

10.4	Second Amended and Restated Agreement of Limited Partnership, by and among CB Richard Ellis Realty Trust and the limited partners named therein, dated January 30, 2009 (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-53200) filed February 5, 2009 and incorporated herein by reference).

Exhibit No.

10.5	CB Richard Ellis Realty Trust Dividend Reinvestment Plan (Previously filed as Appendix B to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-152653) filed January 23, 2009 and incorporated herein by reference).

10.6	Purchase and Sale Agreement, dated as of August 6, 2004, by and between WS Roscoe, LLC and CBRE Operating Partnership, L.P. (Previously filed as Exhibit 10.6 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.7	Purchase and Sale Agreement, dated as of November 2, 2004, by and between Taunton Industrial Associates LLC and RT Taunton, LLC (Previously filed as Exhibit 10.7 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.8	Purchase and Sale Agreement, dated as of May 10, 2005, by and between Deerfield Commons I LLC and RT Deerfield I, LLC (Previously filed as Exhibit 10.8 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.9	License Agreement, dated as of July 19, 2005, by and among CB Richard Ellis Realty Trust, CB Richard Ellis, Inc. and CB Richard Ellis of California, Inc. (Previously filed as Exhibit 10.9 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-127405) filed October 27, 2005 and incorporated herein by reference).

10.10	Purchase and Sale Agreement, dated May 10, 2005, by and between Deerfield Park LLC and RT Deerfield II, LLC (Previously filed as Exhibit 10.10 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.11	Promissory Note, dated as of October 25, 2004, made by CBRE Operating Partnership, L.P. to the order of The Northwestern Mutual Life Insurance Company (Previously filed as Exhibit 10.11 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.12	Deed of Trust and Security Agreement, dated as of October 25, 2004, by and between CBRE Operating Partnership, L.P. and The Northwestern Mutual Life Insurance Company (Previously filed as Exhibit 10.12 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.13	Promissory Note, dated as of February 28, 2005, made by RT Taunton, LLC to the order of The Northwestern Mutual Life Insurance Company (Previously filed as Exhibit 10.13 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.14	Mortgage and Security Agreement, dated as of February 28, 2005, by and between RT Taunton, LLC and The Northwestern Mutual Life Insurance Company (Previously filed as Exhibit 10.14 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.15	Promissory Note, dated as of November 29, 2005, made by CBRE Operating Partnership, L.P. to the order of Allianz Life Insurance Company of North America LLC (Previously filed as Exhibit 10.15 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.16	Deed to Secure Debt and Security Agreement, dated as of November 29, 2005, by RT Deerfield I, LLC to and in favor of Allianz Life Insurance Company of North America LLC (Previously filed as Exhibit 10.16 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.17	Agreement of Purchase and Sale, dated as of December 15, 2005, by and among Millennium Associates, Ltd., Telecom Commerce Associates, Ltd., Telecom Commerce II, Ltd. and RT Texas Industrial, L.P. (Previously filed as Exhibit 10.17 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-127405) filed June 28, 2006 and incorporated herein by reference).

10.18	Form of Amended and Restated Indemnification Agreement (Previously filed as Exhibit 10.18 to Pre-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-127405) filed September 13, 2006 and incorporated herein by reference).

10.19	Agreement between Henderson Global Investors Real Estate (No. 2) L.P. (acting by its general partner Henderson Global Investors Property (No. 2) Limited), as Seller and CBRERT Coventry, Limited (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-127405) filed March 29, 2007 and incorporated herein by reference).

Exhibit No.

10.20	Purchase and Sale Agreement, dated June 22, 2007, by and among CBRE Operating Partnership, L.P. (including certain of its subsidiaries as named in the agreement) and certain affiliates of Johnson Development Associates, Inc. as named in the agreement (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-127405) filed June 28, 2007 and incorporated herein by reference).

10.21	Purchase and Sale Agreement, dated June 22, 2007, by and among CBRE Operating Partnership, L.P. and RT Kings Mountain IV, LLC and Kings Mountain North, LLC (an affiliate of Johnson Development Associates, Inc.) (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 333-127405) filed June 28, 2007 and incorporated herein by reference).

10.22	Purchase and Sale Agreement, dated July 3, 2007, by and among CBRE Operating Partnership, L.P. (including certain of its subsidiaries as named in the agreement) and an affiliate of Johnson Development Associates, Inc. as named in the agreement (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-127405) filed July 9, 2007 and incorporated herein by reference).

10.23	Loan Agreement between CBRERT Coventry Limited and The Royal Bank of Scotland plc (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-127405) filed May 3, 2007 and incorporated herein by reference).

10.24	Credit Agreement, dated August 30, 2007, by and among CBRE Operating Partnership, L.P. and CBRERT Carolina TRS, Inc., as borrowers, CB Richard Ellis Realty Trust, Bank of America, N.A. as Administrative Agent, and the other lenders thereto (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-127405) filed September 5, 2007 and incorporated herein by reference).

10.25	Contribution Agreement, dated May 5, 2008, by and among Duke Realty Limited Partnership, Duke/Hulfish, LLC and CBRE Operating Partnership, L.P. (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-53200) filed May 6, 2008 and incorporated herein by reference).

10.26	Duke/Hulfish, LLC Limited Liability Company Agreement, by and among CBRE Operating Partnership, L.P. and Duke Realty Limited Partnership, dated June 12, 2008 (Previously filed as Exhibit 10.3 to Form 10-Q (File No. 000-53200) filed November 14, 2008 and incorporated herein by reference).

10.27	First Amendment to the Contribution Agreement, by and between Duke Realty Limited Partnership, Duke/Hulfish LLC and CBRE Operating Partnership, L.P. dated September 12, 2008 (Previously filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 000-53200) filed November 14, 2008 and incorporated herein by reference).

10.28	Managing Dealer Agreement dated January 30, 2009, between CB Richard Ellis Realty Trust, and CNL Securities Corp. (Previously filed as Exhibit 1.1 to the Current Report on Form 8-K (File No. 000-53200) filed February 5, 2009 and incorporated herein by reference).

10.29	Selected Dealer Agreement, by and among, CB Richard Ellis Realty Trust, CNL Securities Corp., CBRE Advisors LLC, CB Richard Ellis Investors, LLC and Ameriprise Financial Services, Inc. dated as of February 12, 2009 (Previously filed as Exhibit 1.1 to the Current Report on Form 8-K (File No. 000-53200) filed February 18, 2009 and incorporated herein by reference).

10.30	Side Letter, between CB Richard Ellis Realty Trust, CB Richard Ellis Investors, LLC and CBRE Advisors LLC dated February 12, 2009 (Previously filed as Exhibit 1.2 to the Current Report on Form 8-K (File No. 000-53200) filed February 18, 2009 and incorporated herein by reference).

10.31	Side Letter between CB Richard Ellis Realty Trust and CNL Securities Corp. dated February 12, 2009 (Previously filed as Exhibit 1.3 to the Current Report on Form 8-K (File No. 000-53200) filed February 18, 2009 and incorporated herein by reference).

10.32	Shareholders’ Agreement by and among Goodman Europe Development Trust, RT Princeton CE Holdings, LLC and Goodman Princeton Holdings (LUX) S.À R.L., dated June 10, 2010 (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-53200) filed August 13, 2010 and incorporated herein by reference).

10.33	Shareholders’ Agreement by and among Goodman Jersey Holdings Trust, RT Princeton UK Holdings, LLC and Goodman Princeton Holdings (Jersey) Limited, dated June 10, 2010 (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-53200) filed August 13, 2010 and incorporated herein by reference).

10.34	Agreement of Sale, by and among 70 Hudson Street, L.L.C., 70 Hudson Street Urban Renewal Associates, L.L.C. and RT 70 Hudson, LLC dated October 15, 2010 (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File 000-53200) filed November 12, 2010 and incorporated herein by reference).

Exhibit No.

10.35	Agreement of Sale, by and among 90 Hudson Street, L.L.C., 90 Hudson Street Urban Renewal Associates, L.L.C. and RT 90 Hudson, LLC dated October 15, 2010 (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File 000-53200) filed November 12, 2010 and incorporated herein by reference).

10.36	Agreement for Purchase and Sale of Real Property, by and between AOL Inc. and RT Pacific Blvd, LLC, dated October 29, 2010 (Previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File 000-53200) filed November 12, 2010 and incorporated herein by reference).

10.37	Purchase and Sale Agreement, by and among Duke Realty Limited Partnership, Duke Secured Financing 2009-1PAC, LLC, Duke Realty Ohio and Duke/Princeton, LLC, dated December 17, 2010 (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File 000-53200) filed December 23, 2010 and incorporated herein by reference).

10.38	Duke/Hulfish, LLC Amended and Restated Limited Liability Company Agreement, by and among CBRE Operating Partnership, L.P. and Duke Realty Limited Partnership, dated December 17, 2010 (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File 000-53200) filed December 23, 2010 and incorporated herein by reference).

10.39	Loan Agreement dated March 24, 2011, between Duke/Hulfish, LLC and Wells Fargo Bank, National Association (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K/A (File No. 000-53200) filed March 29, 2011 and incorporated herein by reference).

21.1	List of Subsidiaries of CB Richard Ellis Realty Trust, filed herewith.

23.1	Consent of Deloitte & Touche LLP, filed herewith.

23.2	Consent of KPMG LLP, filed herewith.

23.3	Consent of KPMG, filed herewith.

24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1	Form of Sub-Advisory Agreement, by and among CBRE Advisors LLC and CNL Fund Management Company (Previously filed to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-152653) filed January 14, 2009 and incorporated herein by reference).

CB RICHARD ELLIS REALTY TRUST

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008	F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008	F-5
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008	F-7
Notes to the Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008	F-9
Schedule III—Properties and Accumulated Depreciation Through December 31, 2010	F-58

Duke/Hulfish, LLC and Subsidiaries
Report of Independent Registered Public Accounting Firm	F-59
Consolidated Balance Sheets as of December 31, 2010 and 2009	F-60
Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009 and for the Period from April 29, 2008 (inception) through December 31, 2008	F-61
Consolidated Statements of Members’ Equity for the Years Ended December 31, 2010 and 2009 and for the Period from April 29, 2008 (inception) through December 31, 2008	F-62
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009 and for the Period from April 29, 2008 (inception) through December 31, 2008	F-63
Notes to the Consolidated Financial Statements—December 31, 2010 and 2009	F-64
Schedule III—Properties and Accumulated Depreciation through December 31, 2010	F-73

CBRE Strategic Partners Asia
Independent Auditors’ Report (KPMG)	F-74
Combined Statements of Assets, Liabilities and Partners’ Capital as of December 31, 2010, 2009 and 2008	F-75
Combined Schedule of Real Estate Related Assets as of December 31, 2010, 2009 and 2008	F-76
Combined Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008	F-77
Combined Statements of Partners’ Capital for the Years Ended December 31, 2010, 2009 and 2008	F-78
Combined Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008	F-79
Notes to the Combined Financial Statements for the Years Ended December 31, 2010, 2009 and 2008	F-80

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees of

CB Richard Ellis Realty Trust

Los Angeles, California

We have audited the accompanying consolidated balance sheets of CB Richard Ellis Realty Trust and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits. We did not audit the financial statements of Duke/Hulfish, LLC (a joint venture), which statements reflect total assets constituting 18% and 17% of consolidated total assets as of December 31, 2010 and 2009, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Duke/Hulfish, LLC, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of CB Richard Realty Trust and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and (as to the amounts included for Duke/Hulfish, LLC) the report of the other auditors, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, due to recent accounting pronouncements that became effective on January 1, 2009, the Company changed its method of accounting for acquisition costs in business combinations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 30, 2011

CB RICHARD ELLIS REALTY TRUST

Consolidated Balance Sheets

as of December 31, 2010 and 2009

(In Thousands, Except Share Data)

	December 31,
	2010	2009
ASSETS
Investments in Real Estate:
Land	$212,858	$140,892
Site Improvements	94,545	45,859
Buildings and Improvements	744,058	456,285
Tenant Improvements	55,834	28,095

	1,107,295	671,131
Less: Accumulated Depreciation and Amortization	(51,320)	(31,558)

Net Investments in Real Estate	1,055,975	639,573
Investments in Unconsolidated Entities	410,062	214,097
Real Estate and Other Assets Held for Sale	22,056	—
Cash and Cash Equivalents	48,218	112,631
Restricted Cash	2,058	1,923
Accounts and Other Receivables, Net of Allowance of $83 and $183, respectively	5,677	4,246
Deferred Rent	8,605	3,570
Acquired Above-Market Leases, Net of Accumulated Amortization of $9,345 and $5,886, respectively	22,867	17,996
Acquired In-Place Lease Value, Net of Accumulated Amortization of $36,931 and $25,566, respectively	111,005	61,375
Deferred Financing Costs, Net of Accumulated Amortization of $2,513 and $1,380, respectively	6,444	2,342
Lease Commissions, Net of Accumulated Amortization of $528 and $263, respectively	1,643	889
Other Assets	22,110	377

Total Assets	$1,716,720	$1,059,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Notes Payable, Less Discount of $3,700 and $4,615, plus premium of $4,155 and $0, respectively	$356,823	$203,451
Note Payable at Fair Value	8,769	8,974
Loan Payable	60,000	—
Liabilities Related to Real Estate and Other Assets Held for Sale	441	—
Security Deposits	899	593
Accounts Payable and Accrued Expenses	15,934	11,000
Accrued Offering Costs Payable to Related Parties	917	1,114
Acquired Below-Market Leases, Net of Accumulated Amortization of $9,626 and $6,687, respectively	19,323	14,108
Property Management Fee Payable to Related Party	184	106
Investment Management Fee Payable to Related Party	1,330	757
Distributions Payable	24,053	14,750
Interest Rate Swaps at Fair Value—Non-Qualifying Hedges	1,349	1,410
Interest Rate Swap at Fair Value—Qualifying Hedges	1,932	293

Total Liabilities	491,954	256,556

COMMITMENTS AND CONTINGENCIES (NOTE 19)
NON-CONTROLLING INTEREST
Operating Partnership Units	2,464	2,464
SHAREHOLDERS’ EQUITY
Common Shares of Beneficial Interest, $0.01 par value, 990,000,000 shares authorized; 164,511,252 and 106,465,683 issued and outstanding as of December 31, 2010 and 2009, respectively	1,645	1,065
Additional Paid-in-Capital	1,446,559	933,088
Accumulated Deficit	(214,216)	(121,832)
Accumulated Other Comprehensive Loss	(11,686)	(12,322d )

Total Shareholders’ Equity	1,222,302	799,999

Total Liabilities and Shareholders’ Equity	$1,716,720	$1,059,019

See accompanying notes to consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Consolidated Statements of Operations

For the Years Ended December 31, 2010, 2009 and 2008

(In Thousands, Except Share Data)

	Year Ended December 31,
	2010	2009	2008
REVENUES
Rental	$69,373	$47,023	$33,396
Tenant Reimbursements	14,166	9,301	6,753

Total Revenues	83,539	56,324	40,149

EXPENSES
Operating and Maintenance	8,618	4,974	3,248
Property Taxes	10,965	7,624	5,479
Interest	14,881	11,378	10,323
General and Administrative	5,526	4,246	3,320
Property Management Fee to Related Party	948	656	491
Investment Management Fee to Related Party	11,595	7,803	3,964
Acquisition Expenses	17,531	5,832	—
Depreciation and Amortization	32,125	25,093	17,171
Loss on Impairment	—	9,160	—

Total Expenses	102,189	76,766	43,996

OTHER INCOME AND EXPENSES
Interest and Other Income	1,260	344	2,039
Net Settlement (Payments) Receipts on Interest Rate Swaps	(1,096)	(660)	65
Gain (Loss) on Interest Rate Swaps and Cap	23	89	(1,496)
(Loss) Gain on Note Payable at Fair Value	(118)	(807)	1,168
Loss on Early Extinguishment of Debt	(72)	—	—
Loss on Transfer of Held for Sale Real Estate to Continuing Operations	—	—	(3,451)

Total Other Income and (Expenses)	(3)	(1,034)	(1,675)

LOSS BEFORE (PROVISION) BENEFIT FOR INCOME TAXES AND EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED ENTITIES	(18,653)	(21,476)	(5,522)
(PROVISION) BENEFIT FOR INCOME TAXES	(296)	(169)	82
EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED ENTITIES	8,838	2,743	(1,242)

NET LOSS FROM CONTINUING OPERATIONS	(10,111)	(18,902)	(6,682)

DISCONTINUED OPERATIONS
Revenue from Discontinued Operations	164	—	—
Expense from Discontinued Operations	603	—	—
Property Management Fee to Related Party from Discontinued Operations	7	—	—
Provision for Income Taxes—Discontinued Operations	61	—	—

LOSS FROM DISCONTINUED OPERATIONS	(507)

NET LOSS	(10,618)	(18,902)	(6,682)

Net Loss Attributable to Non-Controlling Operating Partnership Units	18	54	26
NET LOSS ATTRIBUTABLE TO CB RICHARD ELLIS REALTY TRUST SHAREHOLDERS	$(10,600)	$(18,848)	$(6,656)

Basic and Diluted Net Loss Per Share from Continuing Operations Attributable to CB Richard Ellis Realty Trust Shareholders	$(0.08)	$(0.23)	$(0.14)

Basic and Diluted Net Loss Per Share from Discontinued Operations Attributable to CB Richard Ellis Realty Trust Shareholders	$(0.00)	$—	$—

Weighted Average Common Shares Outstanding—Basic and Diluted	136,456,565	81,367,593	46,089,680
Dividends Declared Per Share	$0.60	$0.60	$0.59

See accompanying notes to consolidated financial statements

CB RICHARD ELLIS REALTY TRUST

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2010, 2009 and 2008

(In Thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(10,618)	$(18,902)	$(6,682)
Adjustments to Reconcile Net Loss to Net Cash Flows Provided by Operating Activities:
Equity in (Income) Loss of Unconsolidated Entities	(8,838)	(2,743)	1,242
Loss on Impairment	—	9,160	—
Loss on Transfer of Real Estate Held for Sale to Continuing Operations	—	—	3,451
Distributions from Unconsolidated Entities	26,262	11,397	—
(Gain) Loss on Interest Rate Swaps and Cap	(23)	(89)	1,496
Loss on Note Payable at Fair Value	118	807	(1,168)
Loss on Early Extinguishment of Debt	53	—	—
Gain on Transfer of Real Estate	(154)	—	—
Depreciation and Amortization of Building and Improvements	20,082	14,671	9,759
Amortization of Deferred Financing Costs	1,081	644	469
Amortization of Acquired In-Place Lease Value	11,778	10,262	7,355
Amortization of Above and Below Market Leases	604	346	(371)
Amortization of Lease Commissions	265	160	57
Amortization of Discount and Premium on Notes Payable	732	796	450
Deferred Income Taxes	61	—	(217)
Share Based Compensation	240	—	—
Changes in Assets and Liabilities:
Accounts and Other Receivables	(1,431)	(562)	(1,737)
Deferred Rent	(5,035)	(1,253)	(1,121)
Other Assets	(1,543)	803	(788)
Accounts Payable and Accrued Expenses	5,282	617	5,969
Investment and Property Management Fees Payable to Related Party	651	112	272

Net Cash Flows Provided By Operating Activities	39,567	26,226	18,436

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of Real Estate Property	(468,765)	(195,435)	(188,097)
Acquisition of Real Estate Held for Sale	(22,000)	—	—
Investments in Unconsolidated Entities	(235,701)	(91,986)	(155,421)
Distributions from Unconsolidated Entities	68,343	389	23,075
Purchase Deposit	(20,005)	—	—
Restricted Cash	(135)	(617)	(877)
Lease Commissions	(1,019)	(496)	(429)
Improvements to Investments in Real Estate	(1,838)	(474)	(283)

Net Cash Flows Used in Investing Activities	(681,120)	(288,619)	(322,032)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Common Shares—Public Offering	565	425	338
Proceeds from Additional Paid-in-Capital—Public Offering	553,402	416,394	326,548
Redemption of Common Shares	(16,407)	(20,496)	(3,431)
Payment of Offering Costs	(55,000)	(43,624)	(27,594)
Payment of Distributions	(41,227)	(25,402)	(22,316)
Distribution to Non-Controlling Interest	(148)	(148)	(143)
Borrowing on Loan Payable	60,000	—	—
Principal Payment on Loan Payable	—	—	(45,000)
Proceeds from Notes Payable	97,600	22,660	33,630
Principal Payments on Notes Payable	(16,645)	(4,436)	(3,590)
Deferred Financing Costs	(5,229)	(717)	(1,446)
Security Deposits	305	25	413

Net Cash Flows Provided by Financing Activities	577,216	344,681	257,409

CB RICHARD ELLIS REALTY TRUST

Consolidated Statements of Cash Flows—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

(In Thousands)

	Year Ended December 31,
	2010	2009	2008
EFFECT OF FOREIGN CURRENCY TRANSLATION	(76)	13	(1,037)

Net (Decrease) Increase in Cash and Cash Equivalents	(64,413)	82,301	(47,224)
Cash and Cash Equivalents, Beginning of Year	112,631	30,330	77,554

Cash and Cash Equivalents, End of Year	$48,218	$112,631	$30,330

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for Interest	$12,793	$9,748	$8,833
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distributions Declared and Payable	$24,053	$14,750	$8,989
Proceeds from Dividend Reinvestment	$31,254	$17,600	$8,918
Application of Deposit to Purchase Price of Real Estate	$—	$—	$551
Accrued Acquisition Costs Related to Real Property	$—	$10	$350
Accrued Acquisition Costs Related to Investment in Unconsolidated Entities Due To Related Party	$—	—	407
Duke joint venture Contribution/Distribution—Anson Expansion	$10,640	—	—
Deconsolidation of Real Estate Transferred to Duke joint venture	$(41,888)	—	—
Notes Payable Assumed on Acquisition of Real Estate	$73,540	$12,572	$39,132
Increase in Investment in Duke joint venture from Transfer of Real Estate	$42,042	—	—
Awards Increase in APIC	$240	—	—

See accompanying notes to consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2010, 2009 and 2008

(In Thousands, Except Share Data)

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non-Controlling Interest Operating Partnership Units	Total Shareholders’ And Non-Controlling Interest
	Shares	Amount
Balance at January 1, 2008	31,076,709	311	263,987	(20,274)	39	244,063	2,464	246,527
Net Loss	—	—	—	(6,656)	—	(6,656)	(26)	(6,682)
Foreign Currency Translation Loss	—	—	—	—	(19,366)	(19,366)	(84)	(19,450)

Total Comprehensive Loss	—	—	—	(6,656)	(19,366)	(26,022)	(110)	(26,132)

Net Contributions From Public Offering of Common Shares, $0.01 Par Value	33,796,594	338	326,548	—	—	326,886	—	326,886
Costs Associated with Public Offering	—	—	(26,744)	—	—	(26,744)	—	(26,744)
Redemption of Common Shares	(383,235)	(4)	(3,427)	—	—	(3,431)	—	(3,431)
Adjustment to Record Non-Controlling Interest at Redemption Value	—	—	(254)	—	—	(254)	254	—
Distributions	—	—	—	(27,291)	—	(27,291)	(144)	(27,435)

Balance at December 31, 2008	64,490,068	645	560,110	(54,221)	(19,327)	487,207	2,464	489,671
Net Loss	—	—	—	(18,848)	—	(18,848)	(54)	(18,902)
Foreign Currency Translation Gain	—	—	—	—	7,297	7,297	25	7,322
Swap Fair Value Adjustment	—	—	—	—	(292)	(292)	(1)	(293)

Total Comprehensive Loss	—	—	—	(18,848)	7,005	(11,843)	(30)	(11,873)

Net Contributions From Public Offering of Common Shares, $0.01 Par Value	44,260,531	443	433,977	—	—	434,420	—	434,420
Costs Associated with Public Offering	—	—	(40,348)	—	—	(40,348)	—	(40,348)
Redemption of Common Shares	(2,284,916)	(23)	(20,473)	—	—	(20,496)	—	(20,496)
Adjustment to Record Non-Controlling Interest at Redemption Value	—	—	(178)	—	—	(178)	178	—
Distributions	—	—	—	(48,763)	—	(48,763)	(148)	(48,911)

CB RICHARD ELLIS REALTY TRUST

Consolidated Statements of Shareholders’ Equity—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

(In Thousands, Except Share Data)

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non-Controlling Interest Operating Partnership Units	Total Shareholders’ And Non-Controlling Interest
	Shares	Amount
Balance at December 31, 2009	106,465,683	$1,065	$933,088	$(121,832)	$(12,322)	$799,999	$2,464	$802,463
Net Loss	—	—	—	(10,600)	—	(10,600)	(18)	(10,618)
Foreign Currency Translation Gain	—	—	—	—	2,272	2,272	3	2,275
Swap Fair Value Adjustment	—	—	—	—	(1,636)	(1,636)	(3)	(1,639)

Total Comprehensive Loss	—	—	—	(10,600)	636	(9,964)	(18)	(9,982)

Net Contributions From Public Offering of Common Shares, $0.01 Par Value	59,817,671	598	584,623	—	—	585,221	—	585,221
Trustee Common Shares Granted	24,000	—	240	—	—	240	—	240
Costs Associated with Public Offering	—	—	(54,837)	—	—	(54,837)	—	(54,837)
Redemption of Common Shares	(1,796,101)	(18)	(16,389)	—	—	(16,407)	—	(16,407)
Adjustment to Record Non-Controlling Interest at Redemption Value	—	—	(166)	—	—	(166)	166	—
Distributions	—	—	—	(81,784)	—	(81,784)	(148)	(81,932)

Balance at December 31, 2010	164,511,253	1,645	1,446,559	(214,216)	(11,686)	1,222,302	2,464	1,224,766

See accompanying notes to consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2010, 2009 and 2008

1. Organization and Nature of Business

CB Richard Ellis Realty Trust (the “Company”) was formed on March 30, 2004 under the laws of the state of Maryland. CBRE Operating Partnership, L.P. (“CBRE OP”) was formed in Delaware on March 30, 2004, with the Company as the sole general partner (the “General Partner”). The Company has elected to be taxed as a real estate investment trust (“REIT”) under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), beginning with its taxable period ended December 31, 2004. The Company was incorporated to raise capital and acquire ownership interests in high quality real estate properties, including office, industrial (primarily warehouse/distribution), retail and potentially multi-family residential properties, as well as other real estate related assets.

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

On July 2, 2007, in conjunction with the Carolina Portfolio acquisition, the Company formed a taxable REIT subsidiary, CBRE RT Carolina TRS, Inc., (“Carolina TRS”), to hold certain real estate assets designated by management as held for sale which represent non-qualified REIT assets. On September 30, 2008, the real estate assets held by Carolina TRS were reclassified as held for investment and were transferred to CBRE OP. On January 5, 2011 and on February 23, 2011, the Company formed taxable REIT subsidiaries (Rickenbacker II, LLC and Rickenbacker III, LLC, respectively) to hold two real estate assets designated by management as held for sale which represent non-qualified REIT assets.

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

The registration statement relating to our follow-on public offering was declared effective by the SEC on January 30, 2009. CNL Securities Corp. is the dealer manager of this offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through December 31, 2010, the Company received gross offering proceeds of approximately $1,010,076,294 from the sale of 101,245,478 shares.

The Company operates in an umbrella partnership REIT structure in which its majority-owned subsidiary, CBRE OP, owns, directly or indirectly, substantially all of the properties acquired on behalf of the Company. The Company, as the sole general partner of CBRE OP, owns approximately 99.85% of the common partnership units therein. REIT Holdings, an affiliate of the Investment Advisor, holds the remaining interest through 246,361 limited partnership units representing approximately a 0.15% ownership interest in the total limited partnership units. In exchange for services provided to the Company relating to its formation and future services, REIT Holdings also owns a Class B limited partnership interest (“Class B interest”). The Investment Advisor is affiliated with the Company in that the two entities have common officers and trustees, some of whom also own equity interests in the Investment Advisor and the Company. All business activities of the Company are managed by the Investment Advisor.

Unless the context otherwise requires or indicates, references to “CBRE REIT,” “we,” “the Company” “our,” and “us” refer to the activities of and the assets and liabilities of the business and operations of CB Richard Ellis Realty Trust and its subsidiaries.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

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

Principles of Consolidation

Because we are the sole general partner and majority owner of CBRE OP and have majority control over their management and major operating decisions, the accounts of CBRE OP are consolidated in our financial statements. The interests of REIT Holdings are reflected in non-controlling interest in the accompanying consolidated financial statements. All significant inter-company accounts and transactions are eliminated in consolidation. CB Richard Ellis Investors, LLC (“CBRE Investors”), an affiliate of the Investment Advisor, also owns an interest in us through its ownership of 243,229 common shares of beneficial interest at December 31, 2010 and 2009.

Accounting Standards Updates

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168 entitled “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”) which was a replacement of FASB Statement No. 162, “the Hierarchy Generally Accepted Accounting Principles.” SFAS No. 168 made the FASB Accounting Standards Codification (the “Codification”) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into approximately 90 accounting topics within a consistent structure and not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for our Company beginning July 1, 2009. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the basis for conclusions on the change(s) in the Codification. In the description of Accounting Standards Updates that follows, references in “italics” relate to Codification Topics and Sub-Topics, and their descriptive titles, as appropriate.

Investment in Unconsolidated Entities

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

With respect to our majority limited membership interest in the Duke/Hulfish, LLC joint venture (the “Duke joint venture”), the Afton Ridge Joint Venture, LLC (“Afton Ridge”), the Goodman Princeton Holdings (Jersey) Limited joint venture (the “UK JV”) and the Goodman Princeton Holdings (LUX) SARL joint venture (the “European JV”), we considered FASB the Accounting Standard Codification

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Topic Consolidation FASB ASC 810 in determining that we did not have control over the financial and operating decisions of such entities due to the existence of substantive participating rights held by the minority limited members who are also the managing members of the Duke joint venture and Afton Ridge, and the investment advisors/managers of the UK JV and the European JV, respectively.

We carry our investments in CBRE Strategic Partners Asia, the Duke joint venture, Afton Ridge, the UK JV and the European JV on the equity method of accounting because we have the ability to exercise significant influence (but not control) over operating and financial policies of each such entity.

We eliminate transactions with such equity method entities to the extent of our ownership in each such entity. Accordingly, our share of net income (loss) of these equity method entities is included in consolidated net income (loss). CBRE Strategic Partners Asia is a limited partnership that qualifies for specialized industry accounting for investment companies. Specialized industry accounting allows investment companies to carry their investments at fair value, with changes in the fair value of the investments recorded in the statement of operations. On the basis of the guidance in ASC 970-323, the Company accounts for its investment in CBRE Strategic Partners Asia under the equity method. As a result, and in accordance with ASC 810-10-25-15 the specialized accounting treatment, principally the fair value basis applied by CBRE Strategic Partners Asia under the investment company guide, is retained in the recognition of equity method earnings in the statement of operations of the Company. See Note 18 “Fair Value of Financial Instruments and Investments” for further discussion of the application of the fair value accounting to our investment in CBRE Strategic Partners Asia.

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

Segment Information

We currently operate in two geographic areas, the United States and the United Kingdom. We view our consolidated property operations as three reportable segments, a Domestic Industrial segment, a Domestic Office segment and an International Office/Retail segment, which participate in the acquisition, development, ownership, and operation of high quality real estate in their respective segments.

Cash Equivalents

We consider short-term investments with maturities of three months or less when purchased to be cash equivalents. As of December 31, 2010 and 2009, cash equivalents consisted primarily of investments in money market funds.

Restricted Cash

Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of December 31, 2010 and 2009 our restricted cash balance was $2,058,000 and $1,923,000, respectively, which represents amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by our agreements with our lenders.

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

For the Years Ended December 31, 2010, 2009 and 2008

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

As of December 31, 2010, we had two properties (Rickenbacker II and Rickenbacker III) held for sale. There were no properties held for sale as of December 31, 2009.

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

We disclose the fair values of derivative instruments and their gains and losses in a tabular format. We also provide more information about our liquidity by disclosing derivative features that are credit risk-related. Finally, we cross-reference within these footnotes to enable financial statement users to locate important information about derivative instruments (see Note 16 “Derivative Instruments” and Note 18 “Fair Value of Financial Instruments and Investments” for a further discussion of our derivative financial instruments).

Investments in Real Estate and Related Long Lived Assets (Impairment Evaluation)

Our investments in real estate is stated at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Buildings and Improvements	39 years
Site Improvements	15 and 25 years
Tenant Improvements	Shorter of the useful lives or the terms of the related leases

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred. As of December 31, 2010 and 2009, we owned, on a consolidated basis, 71, exclusive of the two properties held for sale, and 60 real estate investments, respectively.

On June 29, 2009, we acquired 13201 Wilfred Lane, a single tenant warehouse distribution building located in Rogers, MN, a suburb of Minneapolis. The purchase price was $15,340,000.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

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

On December 31, 2009, we acquired Miramar I & II, two single tenant office buildings, located in Miramar, FL, a suburb of Miami. The purchase price was $17,000,000 and $25,479,000, respectively. Miramar I & II were contributed to the Duke joint venture on March 31, 2010.

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

On October 12, 2010, we acquired Ten Parkway North, a single tenant corporate headquarters office building located in Deerfield, IL, a suburb of Chicago. The purchase price was $25,000,000.

On October 27, 2010, we acquired 4710 Gold Spike Drive, a single tenant warehouse distribution building located in Jacksonville, FL. The purchase price was $20,300,000.

On October 27, 2010, we acquired 1958 International Way, a single tenant warehouse distribution building located in Hebron, KY, a suburb of Cincinnati, OH. The purchase price was $14,800,000.

On October 27, 2010, we acquired Summit Distribution Center, a multi-tenant warehouse distribution building located in Salt Lake City, UT. The purchase price was $13,400,000.

On October 27, 2010, we acquired 3660 Deerpark Boulevard , a single tenant warehouse distribution building located in Elkton, FL. The purchase price was $15,300,000.

On October 27, 2010, we acquired Tolleson Commerce Park II, a multi-tenant warehouse distribution building located in Tolleson, AZ, a suburb of Phoenix. The purchase price was $9,200,000.

On November 15, 2010, we acquired Pacific Corporate Park , a multi-tenant corporate headquarters office building located in Sterling, VA, a suburb of Washington, DC. The purchase price was $144,500,000.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

On December 10, 2010, we acquired 100 Kimball Drive, a single tenant corporate headquarters office building located in Parsippany, NJ. The purchase price was $60,250,000.

The adoption of the provisions of the ASC “Business Combinations” (“FASB ASC 805”) had an impact on the cost allocation of acquisitions made during the years ended December 31, 2010 and 2009 which required us to expense the related acquisition costs. The adoption of the provisions of the new accounting standard FASB ASC 805 effected our consolidated financial statements, results of operations and cash flows from operations for the years ended December 31, 2010 and 2009. We expensed $17,531,000 and $5,832,000 of acquisition costs during the years ended December 31, 2010 and 2009.

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The estimated fair value of the asset group indentified for step two testing is based on either the income approach with market discount rate, terminal capitalization rate and rental rate assumptions being most critical, or on the sales comparison approach to similar properties. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. In spite of intensive leasing efforts and preliminary interest exhibited by a variety of tenants since our acquisition in 2008, the Kings Mountain III property remained vacant through December 31, 2010; however, we entered into a long term lease with a food services company during February 2011. The tenant will occupy the entire 542,000 square foot building.

We recognized an impairment of our consolidated investment in Kings Mountain III in the amount of $9,160,000 during the year ended December 31, 2009 which reduced our carrying value of the property to $15,300,000. The impairment reflects our estimate of the fair value of the Kings Mountain III property which is based on an appraisal using the sales comparable method, which is a Level 3 Valuation Method as defined in Note 18 “Fair Value of Financial Instruments and Investments.” No impairment of consolidated investments was recognized during 2010 and 2008.

Other Assets

Other assets include the following as of December 31, 2010 and December 31, 2009 (in thousands):

	December 31, 2010	December 31, 2009
Purchase deposits	$20,005	$—
Loan commitment fee	740	—
Prepaid insurance	308	260
Prepaid real estate taxes	—	76
Interest rate cap at fair value	—	1
Other	1,057	40

Total	$22,110	$377

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

For the Years Ended December 31, 2010, 2009 and 2008

resulting from derivative financial instruments is represented by their fair value amounts, increased by an estimate of potential adverse position exposure arising from changes over time in interest rates, maturities, and other relevant factors. We do not anticipate nonperformance by any of our counterparties.

Non-Controlling Interest

We owned a 99.85%, and 99.77% partnership interest in CBRE OP as of December 31, 2010 and 2009, respectively. The remaining 0.15% and 0.23% partnership interest as of December 31, 2010 and 2009, respectively, was owned by REIT Holdings in the form of 246,361 non-controlling operating partnership units which were exchangeable on a one for one basis for common shares of CBRE REIT, with an estimated aggregate redemption value of $2,464,000.

With respect to the operating partnership units, FASB ASC 480-10 Distinguishing Liabilities from Equity requires non-controlling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer to be further evaluated under the Codification Sub-Topic “Derivatives and Hedging—Conditions Necessary for Equity Classification” (“FASB ASC 815-40-25-10”) to determine whether permanent equity or temporary equity classification on the balance sheet is appropriate. Since the operating partnership units contain such a provision, the Company evaluated this guidance and determined that the operating partnership units do not meet the requirements to qualify for equity presentation. As a result, upon the adoption of FASB ASC 810 Consolidation and the related revisions to FASB ASC 480-10 the operating partnership units are presented in the temporary equity section of the consolidated balance sheets and reported at the higher of their proportionate share of the net assets of CBRE OP or fair value, with period to period changes in value reported as an adjustment to shareholder’s equity. Under the terms of the Second Amended Partnership Agreement, the fair value of the operating partnership units is determined as an amount equal to the redemption value as defined therein.

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

For the Years Ended December 31, 2010, 2009 and 2008

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

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable period ended December 31, 2004. To qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) as defined in the Internal Revenue Code, to our shareholders and satisfy certain other organizational and operating requirements. We generally will not be subject to U.S. federal income taxes if we distribute 100% of our net taxable income each year to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to U.S. federal income taxes and excise taxes on our undistributed taxable income. Except as discussed below, we believe that we have met all of the REIT distribution and technical requirements for the nine months ended September 30, 2010 and the year ended December 31, 2010. We intend to continue to adhere to these requirements and maintain our REIT qualification.

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

Accordingly, we submitted a request to the IRS for a closing agreement under which the IRS would grant us relief for preferential dividends that may have been paid as a result of the manner in which we operated our DRIP and in respect of our payment of certain of such custodial fees. There can be no assurance that the IRS will accept our proposal for a closing agreement. Even if the IRS accepts the proposal, we may be required to pay a fine if the IRS were to view the prior operation of our DRIP or the payment of such fees as preferential dividends. We cannot predict whether such a penalty would be imposed or, if so, the amount of the penalty. If the IRS does not agree to our proposal for a closing agreement and treats the foregoing amounts as preferential dividends, we may be able to rectify our failure to meet the REIT distribution requirements for a year by paying “deficiency dividends,” which would be paid in respect of all of our common shares pro rata and which would be included in our deduction for dividends paid in the prior years. If

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

required, such deficiency dividends could be as much as approximately $22,000,000. In such a case, we would be able to avoid losing our qualification as a REIT or being taxed on amounts distributed as deficiency dividends. However, we would be required to pay an interest-like penalty based on the amount of our deficiency dividends. Amounts paid as deficiency dividends should generally be treated as taxable income for U.S. federal income tax purposes.

Revenue Recognition and Valuation of Receivables

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $6,515,000 and $6,785,000 as security for such leases at December 31, 2010 and 2009.

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

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $83,000 and $183,000 as of December 31, 2010 and December 31, 2009, respectively. During the year ended December 31, 2010, we wrote off $310,000 of the uncollectible rent receivables for the tenant Randal C. Espey at the Deerfield Commons I property, tenants Cell Arch Technologies, Inc. and Keogh Consulting, Inc. at the Lakeside Office Center, tenant Romeo Rim, Inc. at the Cherokee Corporate Park, and the tenant Amax Engineering Corporation at the 660 North Dorothy. $209,000 of allowance for doubtful accounts was recognized during the year ended December 31, 2010. In addition, the unamortized tangible and intangible asset balances totaling $27,000 were also written off during the year ended December 31, 2010, of which ($10,000), $5,000, $8,000 and $24,000 are related to above/below market leases, lease commissions, tenant improvements and in place lease value, respectively.

Offering Costs

Offering costs totaling $54,837,000 and $40,348,000 were incurred during the years ended December 31, 2010 and 2009, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Offering costs incurred through December 31, 2010 totaled $147,338,000. Of the total amount, $133,174,000 was incurred to CNL Securities Corp., as Dealer Manager; $3,969,000 was incurred to CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor; $559,000 was incurred to the Investment Advisor for reimbursable marketing costs and $9,636,000 was incurred to other service providers. Each party will be paid the amount incurred from proceeds of the public offering. As of December 31, 2010 and 2009, the accrued offering costs payable to related parties included in our consolidated balance sheets were $917,000 and $1,114,000, respectively. Offering costs payable to unrelated parties of $115,000 and $83,000 at December 31, 2010 and 2009, respectively, were included in accounts payable and accrued expenses.

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

For the Years Ended December 31, 2010, 2009 and 2008

Assets and liabilities of this operation are denominated in the functional currency and are then translated at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the reporting period. Translation adjustments are reported in “Accumulated Other Comprehensive Loss,” a component of Shareholders’ Equity.

The carrying value of our United Kingdom assets and liabilities fluctuate due to changes in the exchange rate between the USD and the GBP. The exchange rate of the USD to the GBP was $1.5570 and $1.6156 at December 31, 2010 and 2009, respectively. The profit and loss weighted average exchange rate of the USD to the GBP was approximately $1.5461, $1.5531 and $1.8720 for the years ended December 31, 2010, 2009 and 2008, respectively.

The carrying value of our European assets and liabilities fluctuate due to changes in the exchange rate between the USD and the EUR. The exchange rate of the USD to the EUR was $1.3338 at December 31, 2010. We acquired our first property in Europe on June 10, 2010. The profit and loss weighted average exchange rate of the USD to the EUR was approximately $1.3256 for the year ended December 31, 2010.

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

Earnings Per Share Attributable to CB Richard Ellis Realty Trust Shareholders

Basic net income (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding during each period. The computation of diluted net income (loss) further assumes the dilutive effect of stock options, stock warrants and contingently issuable shares, if any. We have recorded a net loss for the years ended December 31, 2010 2009 and 2008 the effect of stock options, stock warrants and contingently issuable shares, if any, would be anti–dilutive, and accordingly, if there were any of these instruments outstanding, they would be excluded from the earnings per share computation. In addition, no stock options, stock warrants or contingently issuable shares have ever been issued. As a result, there is no difference in basic and diluted shares.

Fair Value of Financial Instruments and Investments

We elected to apply the fair value option for one of our eligible mortgage notes payable that was newly issued debt during the year ended December 31, 2008. The measurement of the elected mortgage note payable at its fair value and its impact on the statement of operations is described in Note 17 “Fair Value Option-Note Payable” and Note 18 “Fair Value of Financial Instruments and Investments”.

We generally determine or calculate the fair value of financial instruments using appropriate present value or other valuation techniques, such as discounted cash flow analyses, incorporating available market discount rate information for similar types of instruments and our estimates for non-performance and liquidity risk. These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow. The Investment Manager of CBRE Strategic Partners Asia applies valuation techniques for our investment carried at fair value based upon the application of the income approach, the direct market comparison approach, the replacement cost approach or third party appraisals to the underlying assets held in the unconsolidated entity in determining the net asset value attributable to our ownership interest therein. The financial assets and liabilities recorded at fair value in our consolidated financial statements are the five interest rate swaps, our investment in CBRE

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Strategic Partners Asia (a real estate entity which qualifies as an investment company under the Investment Company Act), and one mortgage note payable that is economically hedged by one of the interest rate swaps.

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

We adopted the fair value measurement criteria described herein for our non-financial assets and non-financial liabilities on January 1, 2009. The adoption of the fair value measurement criteria to our non-financial assets and liabilities did not have a material impact to our consolidated financial statements. Assets and liabilities typically recorded at fair value on a non-recurring basis include:

¡	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination;

¡	Long-lived assets measured at fair value due to an impairment assessment and

¡	Asset retirement obligations initially measured under the Codification Topic “Asset Retirement and Environmental Obligations ” (“FASB ASC 410”).

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

The adoption of the provisions of the FASB ASC 805 could have an impact on the cost allocation of future acquisitions and requires us to expense acquisition costs for future property acquisitions. The adoption of the provisions of the new accounting standard FASB ASC 805 had an effect on our consolidated financial statements, results of operations and cash flows for the year ended December 31, 2010 and 2009. We expensed $17,531,000 and $5,832,000 of acquisition costs during the years ended December 31, 2010 and 2009.

Subsequent Events

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Fair Value Measurements and Disclosures

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures”. ASU 2010-06 clarifies disclosure requirements relating to the level of disaggregation of disclosures relating to classes of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value estimates for Level 2 or Level 3 assets and liabilities. These requirements of ASU 2010-06 are effective for interim and annual disclosures for interim and annual reporting periods beginning after December 15, 2009. The adoption of these requirements of the ASU did not have a material impact on our consolidated financial statements.

New Accounting Standards

ASU 2010-06 also requires additional disclosures regarding the transfers of classifications among the fair value classification levels as well as the reasons for those changes and a separate presentation of purchases, sales, issuances and settlements in the presentation of the roll-forward of Level 3 assets and liabilities. Those disclosures are effective for interim and annual reporting periods for fiscal years beginning after December 15, 2010. Except for the Level 3 hierarchy guidance, which is not yet effective, the adoption of this portion of ASU 2010-06 did not have a material impact on our consolidated financial statements.

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

Acquisition related expenses of $17,531,000 and $5,832,000 associated with the acquisition of consolidated real estate were expensed as incurred during the years ended December 31, 2010 and 2009, respectively. The purchase price allocation to the assets and liabilities acquired are final except for properties acquired in the fourth quarter 2010 which are preliminary and are subject to revision based on the finalization of appraisals for the assets and liabilities.

13201 Wilfred Lane was acquired on June 29, 2009 for $15,340,000, 3011, 3055 & 3077 Comcast Place was acquired on July 1, 2009 for $49,000,000, 140 Depot Street was acquired on July 31, 2009 for $18,950,000, 12650 Ingenuity Drive was acquired on August 5, 2009 for $25,350,000, Crest Ridge Corporate Center I was acquired on August 17, 2009 for $28,419,000, West Point Trade Center was acquired for $29,000,000 on December 30, 2009, Miramar I was acquired on December 31, 2009 for $17,000,000, Miramar II was acquired on December 31, 2009 for $25,479,000.

5160 Hacienda Drive was acquired on April 8, 2010 for $38,500,000, 10450 Pacific Center Court was acquired on May 7, 2010, for $32,750,000, 225 Summit Avenue was acquired June 21, 2010 for $40,600,000, One Wayside Road was acquired on June 24, 2010 for $55,525,000, 100 Tice Blvd., was acquired on September 28, 2010 for $67,600,000, Ten Parkway North was acquired on October 12, 2010 for $25,000,000, 4701 Gold Spike Drive was acquired on October 27, 2010 for $20,300,000, 1985 International Way was acquired on October 27, 2010 for $14,800,000, Summit Distribution Center was acquired on October 27, 2010 for $13,400,000, 3660 Deerpark Boulevard was acquired on October 27, 2010 for $15,300,000, Tolleson Commerce Park II was acquired on October 27, 2010 for $9,200,000, Pacific Corporate Park was acquired on November 15, 2010 for $144,500,000 and 100 Kimball Drive was acquired on December 10, 2010 for $60,250,000.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for the above noted acquisitions during the years ended December 31, 2010 and 2009 and designated as real estate held for investment (in thousands):

Property	Land	Site Improvements	Building Improvements	Tenant Improvements	Acquired In- Place Lease Value	Above Market Lease Value	Below Market Lease Value	(Premium) Discount on Notes	Purchase Price	Notes Payable Assumed	Net Assets Acquired
13201 Wilfred Lane	$2,274	$412	$11,050	$129	$2,463	$—	$(988)	$—	$15,340	$—	$15,340
3011, 3055 & 3077 Comcast Place	7,013	998	21,857	7,739	6,131	5,262	—	—	49,000	—	49,000
140 Depot Street	3,560	1,172	11,898	158	1,932	230	—	—	18,950	—	18,950
12650 Ingenuity Drive	3,520	397	13,330	1,517	4,107	1,512	—	967	25,350	(13,539)	11,811
Crest Ridge Corporate Center I	4,624	335	16,024	3,174	4,004	258	—	—	28,419	—	28,419
West Point Trade Center	5,844	2,925	16,067	368	3,406	390	—	—	29,000	—	29,000
Miramar I	3,347	1,000	7,607	716	3,380	950	—	—	17,000	—	17,000
Miramar II	4,477	1,142	13,110	827	4,550	1,373	—	—	25,479	—	25,479
5160 Hacienda Drive	8,100	740	20,776	1,693	5,600	1,591	—	—	38,500	—	38,500
10450 Pacific Center Court	5,000	724	20,410	1,061	3,848	1,707	—	—	32,750	—	32,750
225 Summit Avenue	7,100	978	25,460	2,240	6,730	—	(1,908)	—	40,600	—	40,600
One Wayside Road	7,500	517	37,870	2,442	8,302	351	(855)	(602)	55,525	(26,766)	28,759
100 Tice Blvd	7,300	1,048	47,114	2,231	11,168	2,476	—	(3,737)	67,600	(42,435)	25,165
Ten Parkway North	3,500	276	15,764	1,368	2,868	1,224	—	—	25,000	—	25,000
4701 Gold Spike Drive	3,500	381	14,078	95	1,930	316	—	—	20,300	—	20,300
1958 International Way	2,200	360	10,707	30	1,303	200	—	—	14,800	—	14,800
Summit Distribution Center	2,300	525	9,199	64	1,168	157	(13)	—	13,400	—	13,400
3660 Deerpark Blvd	2,400	418	10,127	64	1,372	919	—	—	15,300	—	15,300
Tolleson Commerce Park II	2,200	488	4,981	54	923	554	—	—	9,200	—	9,200
Pacific Corporate Park	21,128	43,218	54,202	13,611	16,925	852	(5,436)	—	144,500	—	144,500
100 Kimball Drive	8,800	1,237	39,708	2,869	7,329	307	—	—	60,250	—	60,250

	$115,687	$59,291	$421,339	$42,450	$99,439	$20,629	$(9,200)	$(3,372)	$746,263	$(82,740)	$663,523

Building Improvements are depreciated over 39 years; Site Improvements are depreciated over 15 and 25 years; Tenant Improvements, Acquired In-Place Lease Value, Above Market Lease Value and Below Market Lease Value are amortized over the remaining lease terms at the time of acquisition.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

The following table summarizes the net assets transferred to the Duke joint venture on March 31, 2010 relating to the contribution of 100% ownership interest in Miramar I and II properties (in thousands):

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

The contribution resulted in the deconsolidation of the Miramar I and Miramar II properties from our balance sheet on March 31, 2010 based on the contribution from consolidated subsidiaries to an unconsolidated investee entity, the Duke joint venture. As a result of the contribution, our investment in the Duke joint venture increased by $42,378,000 (inclusive of proration credits of $281,000 transferred to the Duke joint venture). We recorded a gain on the contribution of $154,000. Included in operations for the three months ended March 31, 2010, were revenues of $1,348,000 and operating expenses of $817,000. There were no comparable amounts of operations during the year ended December 31, 2009 as the two contributed properties were not acquired until December 31, 2009.

The following table summarizes the estimated fair values, less cost of sales, of the properties acquired during 2010 and designated as real estate held for sale at December 31, 2010 (in thousands):

Rickenbacker II	$8,600
Rickenbacker III	13,400

Total	$22,000

At such time, the Company presents the respective assets separately on the consolidated balance sheet, presents the revenue and expenses separately as discontinued operations on the consolidated statement of operations and it ceases to record depreciation and amortization expense. See Note 4 “Real Estate and Other Assets Held for Sale and Related Liabilities.”

Unaudited pro forma results, assuming the above noted acquisitions had occurred as of January 1, 2010 and January 1, 2009 for purposes of the 2010 and 2009 pro forma disclosures, respectively, are presented below. These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as increased depreciation and amortization expenses as a result of tangible and intangible assets acquired in the acquisitions. These unaudited pro forma results do not purport to be indicative of what operating results would have been had the acquisitions occurred on January 1, 2010 and January 1, 2009, respectively, and may not be indicative of future operating results (dollars in thousands, except share data):

	Year Ended December 31,
	2010	2009
Revenue	$102,627	$98,583
Operating Loss	(12,879)	(15,075)
Net Loss	(6,768)	(13,325)
Basic and Diluted Loss Per Share	$(0.05)	$(0.16)
Weighted Average Shares Outstanding for Basic and Diluted Loss	136,456,565	81,367,593

4. Real Estate and Other Assets Held for Sale and Related Liabilities

Real estate and other assets held for sale include real estate for sale in their present condition that have met all of the “held for sale” criteria of ASC 360 “Accounting for the Impairment or Disposal of Long-Lived Assets,” and other assets directly related to such projects. Liabilities related to real estate and other assets held for sale have been included as a single line item in the accompanying consolidated balance sheets. There were no real estate assets held for sale at December 31, 2009.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Real estate and other assets held for sale and related liabilities as of December 31, 2010 (in thousands):

Assets
Real estate held for sale	$22,000
Current assets.	56

Total real estate and other assets held for	22,056
Liabilities
Accounts payable and accrued	441

Total liabilities related to real estate and other assets held for	441

Net real estate and other assets held for	$21,615

5. Investments in Unconsolidated Entities

Investments in unconsolidated entities at December 31, 2010 and December 31, 2009 consist of the following (in thousands):

	December 31,
	2010	2009
CBRE Strategic Partners Asia	$9,471	$8,142
Duke Joint Venture	306,264	185,088
Afton Ridge Joint Venture	19,167	20,867
UK JV	27,822	—
European JV	47,338	—

	$410,062	$214,097

The following is a summary of the investments in unconsolidated entities for the years ended December 31, 2010 and December 31, 2009 (in thousands):

	December 31,
	2010	2009
Investment Balance, January 1,	$214,097	$131,703
Contributions	278,079	91,536
Company Basis Adjustments	(617)	43
Other Comprehensive Income (Loss) of Unconsolidated Entities	4,271	(142)
Company’s Equity in Net Income (including adjustments for basis differences)	8,838	2,743
Distributions	(94,606)	(11,786)

Investment Balance, December 31,	$410,062	$214,097

CBRE Strategic Partners Asia

We have agreed to a capital commitment of $20,000,000 in CBRE Strategic Partners Asia, which extends for 48 months (to January 31, 2012) after the close of the final capital commitment. As of December 31, 2010, we have contributed $15,040,000 of our capital commitment which was funded using net proceeds from our public offerings. CBRE Investors, our sponsor, formed CBRE Strategic Partners Asia to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in Asia, including China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. The initial closing date of CBRE Strategic Partners Asia was in July 2007, with additional commitments being accepted through January 2008. CBRE Strategic Partners Asia closed on January 31, 2008, with aggregate capital commitments of $394,203,000. CBRE Strategic Partners Asia has an eight year term, which may be extended for up to two one-year periods with the approval of two-thirds of the limited partners.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

As of December 31, 2010, CBRE Strategic Partners Asia, with its parallel fund, CB Richard Ellis Strategic Asia II, L.P., had aggregate investor commitments of $394,203,000 from institutional investors including CBRE Investors. We own an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. As of December 31, 2010, CBRE Strategic Partners Asia had acquired ownership interests in ten properties, five in China and five in Japan. Two of the five ownership interests in China were sold in 2010. Our capital commitment is currently being pledged as collateral for borrowings of CBRE Strategic Partners Asia of which our pro-rata portion of such borrowing was approximately $218,000 and $5,208,000 based on our 5.07% ownership interest at December 31, 2010 and 2009.

On March 4, 2010, we received a distribution of net sales proceeds from CBRE Strategic Partners Asia totaling $2,435,000 from the February 23, 2010 sale of a residential property located in Beijing, China. Approximately $2,000,000 of the cash distributions in connection with the Beijing residential property sale are subject to recall and reinvestment into appropriate investments until the expiration of the CBRE Strategic Partners Asia commitment period on January 31, 2012.

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

CBRE Strategic Partners Asia is a limited partnership that qualifies for specialized industry accounting for investment companies. Specialized industry accounting allows investment companies to carry their investments at fair value, with changes in the fair value of the investments recorded in the statement of operations. On the basis of the guidance in ASC 970-323, the Company accounts for its investment in CBRE Strategic Partners Asia under the equity method. As a result, and in accordance with ASC 810-10-25-15 the specialized accounting treatment, principally fair value basis, applied by CBRE Strategic Partners Asia under the investment company guide is retained in the recognition of equity method earnings in the statement of operations of the Company. See Note 18 “Fair Value of Financial Instruments and Investments” for further discussion of the application of the fair value accounting to our investment in CBRE Strategic Partners Asia.

Consolidated Balance Sheets of CBRE Strategic Partners Asia as of December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	2009
Assets
Real Estate	$237,645	$332,712
Other Assets	16,354	11,224

Total Assets	$253,999	$343,936

Liabilities and Equity
Notes Payable	$43,019	$68,686
Loan Payable	4,307	102,716
Other Liabilities	17,630	10,509

Total Liabilities	64,956	181,911

Company’s Equity	9,471	8,142
Other Investors’ Equity	179,572	153,883

Total Liabilities and Equity	$253,999	$343,936

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Operations of CBRE Strategic Partners Asia for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Total Revenues and Appreciation (Depreciation)	$29,329	$27,226	$1,427
Total Expenses	9,924	12,680	32,614

Net Income (Loss)	19,405	14,546	(31,187)

Company’s Equity in Net Income (Loss)	$949	$803	$(1,590)

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

On May 13, 2009, the Duke joint venture acquired each of (i) 22535 Colonial Pkwy., located at 22535 Colonial Pkwy., Katy, TX, a suburb of Houston, (ii) Celebration Office Center III, located at 1390 Celebration Blvd., Celebration, FL, a suburb of Orlando, and (iii) Fairfield Distribution Ctr. IX located at 4543-4561 Oak Fair Blvd., Tampa FL. The Duke joint venture acquired 22535 Colonial Pkwy. for approximately $14,700,000, Celebration Office Center III for approximately $17,050,000 and Fairfield Distribution Ctr. IX for approximately $9,300,000, exclusive of customary closing costs. We made cash contributions totaling approximately $32,840,000 to the Duke joint venture in connection with these acquisitions. Upon closing, we paid the Investment Advisor a $493,000 acquisition fee.

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

On March 31, 2010, the Duke joint venture acquired 3900 North Paramount Parkway, 3900 South Paramount Parkway and 1400 Perimeter Park Drive in Morrisville, NC, a suburb of Raleigh, for approximately $35,250,000, exclusive of customary closing costs and acquisition fees which are both expensed as incurred. We made contributions of approximately $28,125,000 ($19,649,000 was made in cash and $8,476,000 in-kind as discussed below) to the Duke joint venture in connection with the acquisition.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

On August 24, 2010, the Duke joint venture closed on the acquisition of additional land and entered into a construction agreement and lease amendments (collectively, the “Expansion Agreements”) to expand the AllPoints at Anson Bldg. 1 property, a warehouse/distribution center located in Whitestown, IN, a suburb of Indianapolis. The existing property is 100% leased to a subsidiary of Amazon.com through July 2018. Pursuant to the Expansion Agreements, AllPoints at Anson Bldg. 1 (i) will be expanded from the current 630,573 square feet to approximately 1,036,573 square feet and (ii) will remain 100% leased to a subsidiary of Amazon.com, which lease will be extended through April 2021. The total cost of the expansion is anticipated to be approximately $16,900,000 to the Duke joint venture. As of December 31, 2010, the Duke joint venture had incurred land acquisition and construction costs totaling approximately $13,485,000. We expect to make cash contributions of approximately $13,541,000 to the Duke joint venture over the construction period in connection with the Expansion Agreements.

On November 24, 2010, the Duke joint venture, through certain of its subsidiaries, entered into a $92,000,000 mortgage loan with Metropolitan Life Insurance Company. Our pro rata share of this mortgage is $73,600,000 based on our 80% ownership of the Duke joint venture. This mortgage carries a fixed interest rate of 4.25%, a term of five years, is secured on a cross-collateralized basis by nine of the Duke joint venture’s properties (22535 Colonial Pkwy, Celebration Office Center, Northpoint III, Goodyear Crossing Ind. Park II, 3900 North Paramount Parkway, 3900 South Paramount Parkway, 1400 Perimeter Park Drive, Miramar I and Miramar II) and may be prepaid subject to the satisfaction of certain conditions.

On December 17, 2010, the Duke joint venture entered into a purchase and sale agreement (the “Purchase Agreement”) with Duke, Duke Secured Financing 2009-1PAC, LLC and Duke Realty Ohio, affiliates of Duke, for the acquisition of up to $516,650,000 in office real property assets (the “Office Portfolio”). The Office Portfolio consists of 20 office properties (each a “Property” and together the “Properties”) that are expected to be contributed to the Duke Joint Venture in three separate tranches.

On December 21, 2010, the Duke joint venture acquired fee interests in the first tranche of the Office Portfolio by acquiring seven properties for $173,850,000, exclusive of closing costs and acquisition fees which were both expensed as incurred. We made a cash contribution of approximately $139,080,000 to the Duke joint venture in connection with the closing of the first tranche.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

The following table provides further detailed information concerning the properties held in the Duke joint venture at December 31, 2010:

Property and Market	Property Type	Net Rentable Square Feet	Tenant	Lease Expiration	Approximate Purchase Price(1)	Pro Rata Share of Approximate Purchase Price(2)	Approximate Debt Financing	Acquisition Fee(3)
Buckeye Logistics Center/ Phoenix, AZ	Warehouse/ Distribution	604,678	Amazon.com(5)	06/2018	$43,601,000	$34,880,800	$20,000,000	$349,000
201 Sunridge Blvd./Dallas, TX	Warehouse/ Distribution	822,550	Unilever(4)	09/2018	31,626,000	25,300,800	19,400,000	253,000
12200 President’s Court/ Jacksonville, FL	Warehouse/ Distribution	772,210	Unilever(4)	09/2018	36,956,000	29,564,800	21,600,000	296,000
AllPoints at Anson Bldg. 1/ Indianapolis, IN	Warehouse/ Distribution	630,573	Amazon.com(4)	07/2018	33,401,000	26,720,800	17,000,000	267,000
Aspen Corporate Center 500/Nashville, TN	Office	180,147	Verizon Wireless(6)	10/2018	37,111,000	29,688,800	21,200,000	297,000
125 Enterprise Parkway/Columbus, OH	Warehouse/ Distribution	1,142,400	Kellogg’s	03/2019	47,905,000	38,324,000	26,800,000	383,000
AllPoints Midwest Bldg. 1/ Indianapolis, IN	Warehouse/ Distribution	1,200,420	Prime Distribution	05/2019	51,800,000	41,440,000	24,000,000	414,000
22535 Colonial Pkwy./ Houston, TX	Office	89,750	Det Norske Veritas	06/2019	14,700,000	11,760,000	8,500,000	176,000
Celebration Office Center III/ Orlando, FL	Office	100,924	Disney Vacation Development	04/2016	17,050,000	13,640,000	9,500,000	205,000
Fairfield Distribution Ctr. IX/ Tampa, FL	Warehouse/ Distribution	136,212	Iron Mountain	08/2025	9,300,000	7,440,000	—	112,000
Northpoint III/Orlando, FL	Office	108,499	Florida Power Corporation	10/2021	18,240,000	14,592,000	11,000,000	219,000
Goodyear Crossing Ind. Park II/ Phoenix, AZ	Warehouse/ Distribution	820,384	Amazon.com(5)	09/2019	45,645,000	36,516,000	21,000,000	548,000
3900 N. Paramount Pkwy. / Raleigh, NC	Office	100,987	PPD Development	11/2023	13,970,000	11,176,000	8,250,000	168,000
3900 S. Paramount Pkwy. / Raleigh, NC	Office	119,170	PPD Development/ LSSI	11/2023	16,319,000	13,055,000	8,250,000	196,000
1400 Perimeter Park Drive / Raleigh, NC	Office	44,916	PPD Development	11/2023	4,962,000	3,969,600	2,500,000	60,000
Miramar I/ Miami, FL(7)	Office	94,060	DeVry	11/2017	17,056,000	13,644,800	9,800,000	—
Miramar II/ Miami, FL(7)	Office	128,540	Royal Caribbean	05/2016	26,124,000	20,899,200	13,200,000	—
McAuley Place / Cincinnati, OH	Office	190,733	Mercy Health(9)(10) Partners of South West Ohio	08/2023	35,000,000	28,000,000	—	420,000
Easton III / Columbus, OH	Office	135,485	Lane Bryant(9)(11)	01/2019	18,000,000	14,400,000	—	216,000
Point West I / Dallas, TX	Office	182,700	American Home(9)(12) Mortgage Services, Inc.	12/2016	29,500,000	23,600,000	—	354,000
Sam Houston Crossing I / Houston, TX	Office	159,175	AMEC Paragon, Inc.(9)(13)	05/2018	25,500,000	20,400,000	—	306,000
Regency Creek I / Raleigh, NC	Office	122,087	ABB, Inc.(9)(14)	08/2017	22,500,000	18,000,000	—	270,000
533 Maryville Centre / St. Louis, MO	Office	125,296	Eveready Battery Company, Inc.(9)(15)	04/2021	23,878,000	19,102,400	—	287,000
555 Maryville Centre / St. Louis, MO	Office	127,082	Eveready Battery Company, Inc.(9)(15)	04/2021	19,472,000	15,577,600	—	234,000

					$639,615,000	$511,692,600	$242,000,000	$6,030,000

(1)	Approximate total purchase price, exclusive of closing costs, paid by the Duke joint venture for each of these properties.

(2)	Pro rata share of approximate purchase price is at our pro rata share of effective ownership for each of these properties, which was funded using net proceeds of our public offerings.

(3)

Acquisition fees paid to our Investment Advisor are included in the total acquisition cost for the properties acquired prior to January 1, 2009, but are included as acquisition expenses for properties acquired subsequent to December 31, 2008.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

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

(6)	Our tenant Cellco Partnership does business as Verizon Wireless.

(7)	Consolidated properties acquired on December 31, 2009 and contributed to the Duke joint venture on March 31, 2010.

(8)	Excludes costs associated with the Expansion Agreements.

(9)	This tenant is the tenant that currently occupies more than 50,000 of net rentable square feet.

(10)	Mercy Health Partners of South West Ohio is a healthcare system comprised of five hospitals and 38 physician practices serving the greater Cincinnati, Ohio area.

(11)	Lane Bryant, a division of Charming Shoppes, Inc. (NASDAQ:CHRS), is a chain of women’s retail clothing stores with over 850 stores in 48 states.

(12)	American Home Mortgage Services, Inc. is one of the country’s largest servicers of Alt-A and subprime loans on behalf of banks and other investors.

(13)	AMEC Paragon, Inc. is a provider of project management and engineering services to the oil and gas industry.

(14)	ABB, Inc. is a leader in power and automation technologies for utility and industrial customers.

(15)	Eveready Battery Company, Inc. is a division of Energizer Holdings, Inc. (NYSE:ENR), which manufactures batteries and lighting products.

As of December 31, 1010, the Duke joint venture has purchased approximately $639,615,000 of assets, since inception, exclusive of acquisition fees and closing costs, and holds interests in 24 properties, six located in Florida, four each located in North Carolina and Texas, three located in Ohio, two each located in Arizona, Indiana and Missouri and one in Tennessee.

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

On December 17, 2010 in connection with the entry into of the Purchase Agreement for the Office Portfolio, we entered into an amended and restated operating agreement for the Duke joint venture. The amended and restated operating agreement generally contains the same terms and conditions as the operating agreement dated June 12, 2008 described above, except for the following material changes: (i) Duke has granted us a call option to acquire Duke’s entire interest in the Duke joint venture which such interest shall be valued based on the opinions of qualified appraisers and which we can elect to exercise anytime after June 30, 2012 upon the occurrence and adoption by resolution of certain triggering events and (ii) the Duke joint venture has certain rights to participate in the development of certain adjacent and nearby parcels of land currently owned by Duke.

For a period of three years from the date of the initial operating agreement, the Duke joint venture will have the right to acquire additional newly developed bulk industrial built-to-suit properties from Duke if such properties satisfy certain specified conditions. We will retain the right to approve the acquisition and purchase price of each such property.

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

For a detailed description of the properties held by the Duke joint venture as of March 30, 2011, see Note 23 “Subsequent Events.”

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Consolidated Balance Sheet of the Duke joint venture as of December 31, 2010 (in thousands):

	December 31, 2010	REIT Basis Adjustments(1)	Total
Assets
Real Estate Net	$535,992	$2,171	$538,163
Other Assets	96,820	—	96,820

Total Assets	$632,812	$2,171	$634,983

Liabilities and Equity
Notes Payable	$242,000	—	$242,000
Other Liabilities	10,696	—	10,696

Total Liabilities	252,696	—	252,696

Company’s Equity	304,093	2,171	306,264
Other Investor’s Equity	76,023	—	76,023

Total Liabilities and Equity	$632,812	$2,171	$634,983

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statement of Operations of the Duke joint venture for the year ended December 31, 2010, 2009 and for the period June 12, 2008 through December 31, 2008 (in thousands);

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Period June 12, 2008 Through December 31, 2008
Total Revenues	$47,595	$29,309	$5,307
Operating Expenses	10,684	5,974	755
Interest	8,893	8,576	1,612
Depreciation and Amortization	18,893	12,715	2,664

Net Income	$9,125	$2,044	$276

Company’s Share in Net Income	$7,063	$1,817	$276
Adjustments for Company Basis	(118)	(138)	(28)

Company’s Equity in Net Income	$6,945	$1,679	$248

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

The purchase agreement with the seller contained a two year master lease agreement whereby rental revenues were guaranteed by the seller on the 9% unoccupied space at the date of the acquisition up to a maximum of $1,102,000. In addition, leasing commissions and tenant improvement allowances were to be reimbursed under the purchase agreement up to $934,000 over the same two year period for leasing activities incurred by Afton Ridge to lease this unoccupied space. During the quarter ended December 31, 2010, we reached agreement with CK Afton Ridge as to the final payout under the master lease agreement. As of December 31, 2010 and 2009, $842,000 and $601,000 in rental revenue guarantee payments and $923,000 and $517,000 in leasing commission and tenant reimbursement payments, respectively, have been received by Afton Ridge and treated as purchase price adjustments in the period when the contingency was resolved on the Afton Ridge standalone financial statements. Our pro rata share of such purchase price adjustments have been treated as a reduction of our investment in Afton Ridge.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Consolidated Balance Sheet of Afton Ridge as of December 31, 2010 (in thousands):

	December 31, 2010	REIT Basis Adjustments(1)	Total
Assets
Real Estate Net	$45,943	$603	$46,546
Other Assets	3,458	—	3,458

Total Assets	$49,401	$603	$50,004

Liabilities and Equity
Note Payable	$25,500	$—	$25,500
Other Liabilities	3,274	—	3,274

Total Liabilities	28,774	—	28,774

Company’s Equity	18,564	603	19,167
Other Investor’s Equity	2,063	—	2,063

Total Liabilities and Equity	$49,401	$603	$50,004

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Operations of Afton Ridge for the year end December 31, 2010, 2009 for the period September 18, 2008 through December 31, 2008 (in thousands);

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Period September 18, 2008 Through December 31, 2008
Total Revenues	$5,043	$4,991	$1,333
Operating Expenses	1,265	1,260	373
Interest	1,503	1,504	320
Depreciation and Amortization	1,815	1,916	522

Net Income	$460	$311	$118

Company’s Share in Net Income	$414	$280	$106
Adjustments for REIT Basis	(20)	(20)	(6)

Company’s Equity in Net Income	$394	$260	$100

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

Property and Market	Year Built	Property Type	Tenant	Net Rentable Sq. Feet	Percentage Leased	Lease Expiration	Approximate Total Acquisition Cost (in thousands)
Amber Park, South Normanton, UK	1997	Warehouse/Distribution	UniDrug Distribution Group	208,423	100%	3/2017	$15,642
Brackmills, Northampton, UK	1984	Warehouse/Distribution	GE Lighting Operations Limited	186,618	100%	3/2017	$16,759

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Consolidated Balance Sheet of UK JV as of December 31, 2010 (in thousands):

December 31, 2010
Assets
Real Estate Net	$34,092
Other Assets	1,623

Total Assets	$35,715

Liabilities and Equity
Other Liabilities	$938

Total Liabilities	938

Company’s Equity	27,822
Other Investor’s Equity	6,955

Total Liabilities and Equity	$35,715

Consolidated Statements of Operations of UK JV for the period June 10, 2010 through December 31, 2010 (in thousands); there were no activities in 2009:

For the Period June 10, 2010 Through December 31, 2010
Total Revenues	$1,832
Operating Expenses	601
Depreciation and Amortization	810

Net Income	$421

Company’s Equity in Net Income	$337

European JV

The shareholders’ agreement pertaining to the European JV is by and among RT Princeton CE Holdings, LLC (our wholly-owned subsidiary), Goodman Europe Development Trust acting by its trustee Goodman Europe Development Pty Ltd. and Goodman Princeton Holdings (LUX) S.À.R.L., the European JV, for the purpose of acquiring and holding, either directly or indirectly, up to € 400,000,000 in logistics focused warehouse/ distribution properties. On June 10, 2010, we initially funded the European JV with capital contributions of $26,802,000. The European JV acquired an initial portfolio of two properties, Duren and Schönberg, which were previously owned by a subsidiary of Goodman and which were purchased by the European JV simultaneously with the closing of the European JV.

On October 28, 2010 we contributed an additional capital contribution of $18,672,000 to the European JV to acquire Langenbach which was also previously owned by subsidiary of Goodman.

Property and Market	Year Built	Property Type	Tenant	Net Rentable Sq. Feet	Percentage Leased	Lease Expiration	Approximate Total Acquisition Cost (in thousands)
Düren, Düren Germany	2008	Warehouse/Distribution	Metsä Tissue GmbH	391,494	100%	01/2013	$16,435
Schönberg, Schönberg, Germany	2009	Warehouse/Distribution	LK Logistik GmbH	453,979	100%	05/2017	$17,274
Langenbach, Munich, Germany	2010	Warehouse/Distribution	DSV Stuttgart GmbH & Co. KG	225,106	100%	07/2015	$23,216

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

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

Consolidated Balance Sheet of European JV as of December 31, 2010 (in thousands):

December 31, 2010
Assets
Real Estate Net	$58,614
Other Assets	4,355

Total Assets	$62,969

Liabilities and Equity
Other Liabilities	$3,797

Total Liabilities	3,797

Company’s Equity	47,338
Other Investor’s Equity	11,834

Total Liabilities and Equity	$62,969

Consolidated Statements of Operations of European JV for the period June 10, 2010 through December 31, 2010 (in thousands); there were no activities in 2009:

For the Period June 10, 2010 Through December 31, 2010
Total Revenues	$2,461
Operating Expenses	819
Depreciation and Amortization	1,376

Net Income	$266

Company’s Equity in Net Income	$213

6. Acquisition Related Intangible Assets

Our acquisition related intangible assets are included in the consolidated balance sheets as acquired in-place lease value, acquired above market lease value and acquired below market lease value.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

The following is a schedule of future amortization of acquisition related intangible assets as of December 31, 2010 (in thousands):

	Above Market Lease Value	Acquired In- Place Lease Value	Below Market Lease Value
2011	4,344	$16,918	$3,604
2012	4,228	14,932	2,867
2013	3,402	13,328	2,086
2014	1,911	11,178	1,987
2015	1,599	10,416	1,951
Thereafter	7,383	44,233	6,828

	$22,867	$111,005	$19,323

The amortization of the above and below-market lease values included in rental revenue were ($3,460,000) and $2,939,000, respectively, for the year ended December 31, 2010, ($3,300,000) and $2,955,000, respectively, for the year ended December 31, 2009 and ($1,665,000) and $2,036,000, respectively, for the year ended December 31, 2008. The amortization of in-place lease value included in amortization expense was $11,778,000, $10,262,000 and $7,355,000, for the years ended December 31, 2010, 2009 and 2008, respectively.

7. Discontinued Operations

In accordance with ASC 205-20 Presentation of Financial Statement-Discontinued Operation, the income and the net gain on dispositions of operating properties are reflected in the consolidated statements of operations as discontinued operations for all periods presented.

Revenues and expenses from discontinued operations for the year ended December 31, 2010 represent the activities of the held for sale portfolio of warehouse distribution buildings acquired during the year ended December 31, 2010 for $22,000,000. The Rickenbacker II and Rickenbacker III properties are currently being marketed for sale. There were no discontinued operations in 2009 and 2008.

Year Ended December 31, 2010
Revenues:
Rental	$138
Tenant Reimbursement	26

Total Revenues	164

Expenses:
Operating and Maintenance	71
Property Taxes	14
General and Administrative	2
Investment Management Fee to Related Party	16
Property Management Fee to Related Party	7
Acquisition Expenses	500

Total Expenses	610

Provision for Income Taxes in Discontinued Operations	61

Total Loss from Discontinued Operations	$(507)

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

8. Debt

Notes Payable secured by real property are summarized as follows (in thousands):

	Interest Rate as of December 31,
Property	2010	2009	Maturity Date	2010	2009
REMEC	4.79%	4.79%	November 1, 2011	$13,250	$13,250
300 Constitution	4.84	4.84	April 1, 2012	12,000	12,000
Deerfield Commons I.(1)	5.23	5.23	December 1, 2015	9,725	9,725
602 Central Blvd.(2)	—	6.79	—	—	8,886
Bolingbrook Point III	5.26	5.26	January 1, 2015	9,000	9,000
Fairforest Bldg. 5(3)	6.33	6.33	February 1, 2024	9,864	10,330
Fairforest Bldg. 6(3)	5.42	5.42	June 1, 2019	2,987	3,257
HJ Park—Bldg. 1(3)	4.98	4.98	March 1, 2013	648	914
North Rhett I(3)	5.65	5.65	August 1, 2019	3,906	4,246
North Rhett II(3)	5.20	5.20	October 1, 2020	2,180	2,345
North Rhett III(3)	5.75	5.75	February 1, 2020	1,759	1,903
North Rhett IV(3)	5.80	5.80	February 1, 2025	9,892	10,328
Mt Holly Bldg.(3)	5.20	5.20	October 1, 2020	2,180	2,345
Orangeburg Park Bldg.(3)	5.20	5.20	October 1, 2020	2,217	2,385
Kings Mountain I(3)	5.27	5.27	October 1, 2020	1,887	2,030
Kings Mountain II(3)	5.47	5.47	January 1, 2020	5,594	6,057
Union Cross Bldg. I(3)	5.50	5.50	July 1, 2021	2,749	2,935
Union Cross Bldg. II(3)	5.53	5.53	June 1, 2021	8,398	8,972
Thames Valley Five(4)(5)	6.42	6.42	May 30, 2013	8,781	12,117
Lakeside Office Center(6)	6.03	6.03	September 1, 2015	9,000	9,000
Enclave on the Lake(7)	5.45	5.45	May 1, 2011	17,906	18,274
Albion Mills Retail Park(4)(8)(9)	5.25	5.25	October 10, 2013	8,985	9,323
Avion Midrise III & IV(10)	5.52	5.52	April 1, 2014	21,354	21,765
12650 Ingenuity Drive(11)	5.62	5.62	October 1, 2014	13,061	13,424
Maskew Retail Park(4) (12)	5.68	5.68	August 10, 2014	21,759	22,578
One Wayside Road(13)	5.66	—	August 1, 2015	14,465	—
One Wayside Road(13)	5.92	—	August 1, 2015	12,006	—
100 Tice Blvd(14)	5.97	—	September 15, 2017	21,100	—
100 Tice Blvd(14)	5.97	—	September 15, 2017	21,100	—
Ten Parkway North	4.75	—	January 1, 2021	12,600	—
Pacific Corporate Park(15)	4.89	—	December 7, 2017	85,000	—

Notes Payable				365,353	217,389
Plus Premium				4,155	—
Less Discount				(3,700)	(4,615)
Less Albion Mills Retail Park Fair Value Adjustment				(216)	(349)

Notes Payable Less Discount and Fair Value Adjustment				$365,592	$212,425

(1)	Interest only payments are due monthly for the first 60 months of the loan term. Principal and interest payments are due monthly for the remaining 60 months of the loan term.

(2)	This loan was fully paid off on March 11, 2010.

(3)

These notes payable were assumed from the seller of the Carolina Portfolio on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount.

(4)	These loans are subject to certain financial covenants (interest coverage and loan to value).

(5)

We entered into the interest rate swap agreement that fixes the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of December 31, 2010 and expires on May 30, 2013. The stated rates on the mortgage note payable were 1.74% and 1.59% at December 31, 2010 and 2009 and were based on GBP-based LIBOR plus a spread of 1.01%.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

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

(9)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of December 31, 2010 and expires on October 10, 2013. The stated rates on the mortgage note payable were 2.04% and 1.88% at December 31, 2010 and 2009 and were based on GBP-based LIBOR plus a spread of 1.31%.

(10)	The loan was assumed from the seller of Avion Midrise III & IV on November 18, 2008 and was recorded at estimated fair value which includes the discount.

(11)	The loan was assumed from the seller of 12650 Ingenuity Drive on August 5, 2009 and was recorded at estimated fair value which includes the discount.

(12)

We entered into the interest rate swap agreement that fixes the GBP-based LIBOR rate at 3.42% plus 2.26 or 5.68% per annum as of December 31, 2010 and expires on August 10, 2014. The stated rate on the mortgage note payable was 2.99% and 2.83% at December 31, 2010 and 2009 and was based on GBP-based LIBOR plus a spread of 2.26%.

(13)	The two loans were assumed from the seller of One Wayside Road on June 24, 2010 and were recorded at estimated fair value which include the premiums.

(14)

The two loans were assumed from the seller of 100 Tice Blvd. on September 28, 2010 and were recorded at estimated fair value which include the premiums. The maturity date for the loans is September 17, 2022; however, the lenders, at their option, can declare the note due and payable on September 17, 2017 or provide for a five year extension through the maturity date.

(15)

We entered into the interest rate swap agreement that fixed the LIBOR rate at 2.69% plus 2.20% or 4.89% per annum as of December 31, 2010 and expires on December 7, 2017. The stated rate on the mortgage note payable was 2.52% at December 31, 2010, and was based on LIBOR plus a spread of 2.20%.

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

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. Assumption fees and other loan closing costs totaling $765,500 were capitalized as incurred. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. Principal payments totaling $3,788,000 were made during the year ended December 31, 2010. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

On May 30, 2008, we entered into a £7,500,000 financing arrangement with the Royal Bank of Scotland plc secured by the Thames Valley Five property. On July 27, 2010 we paid down the loan by £1,860,000 leaving a loan balance of £5,640,000 ($8,781,000 at December 31, 2010). The loan is for a term of five years (with a two year extension option) and bears interest at a variable rate adjusted quarterly, based on nine month GBP-based LIBOR plus 1.01%. In addition, we incurred financing costs of approximately £67,000 ($104,000 at December 31, 2010) associated with obtaining this loan. On August 14, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of December 31, 2010, and expires on May 30, 2013. In conjunction with the loan paydown, we incurred a cost of £227,000 ($361,000 at August 3, 2010) to reduce the notional amount of the interest rate swap from £7,500,000 to £5,640,000. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On July 1, 2008, in connection with the acquisition of Enclave on the Lake, we assumed an $18,281,000 ($18,790,000 face value less discount of $509,000) loan from NorthMarq Capital, Inc. that bears interest at a fixed rate of 5.45% per annum and matures on May 1, 2011. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $368,000 were made during the year ended December 31, 2010. In addition, we incurred financing costs totaling $241,000 in conjunction with the assumption of the loan.

On October 10, 2008, we entered into a £5,771,000 ($8,985,000 at December 31, 2010) financing agreement with the Royal Bank of Scotland plc secured by Albion Mills Retail Park property. The loan is for a term of five years and bears interest at a variable rate adjusted quarterly, based on three month GBP-based LIBOR plus 1.31%. In addition, we incurred financing costs of approximately £75,000 ($118,000 at December 31, 2010) associated with obtaining this loan. On November 25, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of December 31, 2010 and expires on October 10, 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On November 18, 2008, in connection with the acquisition of Avion Midrise III & IV, we assumed $20,851,000 ($22,186,000 face value less discount of $1,335,000) fixed rate mortgage loan from Capmark Finance, Inc. that bears interest at a rate of 5.52% per annum and matures on April 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $411,000 were made during the year ended December 31, 2010. In addition, we incurred financing costs totaling $344,000 in conjunction with the assumption of the loan.

On August 5, 2009, in connection with the acquisition of 12650 Ingenuity Drive, we assumed a $12,572,000 ($13,539,000 face value less a discount of $967,000) fixed rate mortgage loan from PNC Bank, National Association that bears interest at a rate of 5.62% and matures on October 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $363,000 were made during the year ended December 31, 2010. In addition, we incurred financing costs totaling $284,000 in conjunction with the assumption of the loan.

On August 10, 2009, we entered into a £13,975,000 ($21,759,000 at December 31, 2010) financing agreement with the Abbey National Treasury Services plc secured by the Maskew Retail Park property. On September 24, 2009, we drew the full amount of the loan and concurrently entered into an interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% plus 2.26% or 5.68% per annum for the five-year term of the loan. Interest only payments are due quarterly for the term of the loan with principal due at maturity. In addition, we incurred financing costs of approximately £268,000 ($422,000 at December 31, 2010) associated with obtaining this loan.

On June 24, 2010, we assumed two loans in connection with the acquisition of One Wayside Road: (i) a $14,888,000 ($14,633,000 at face value plus a premium of $255,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.66% and matures on August 1, 2015; and (ii) a $12,479,000 ($12,132,000 at face value plus a premium of $347,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.92% and matures on August 1, 2015. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $294,000 were made during the year ended December 31, 2010 on the two loans. In addition, we incurred financing costs totaling $342,000 in conjunction with the assumption of the loans.

On September 28, 2010, we assumed two loans in connection with the acquisition of 100 Tice Blvd.: (i) a $23,136,000 ($21,218,000 at face value plus a premium of $1,918,000) fixed rate loan from Principal Life Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017; (ii) a $23,136,000 ($21,217,000 at a face value plus a premium of $1,919,000) fixed rate mortgage from Hartford Life and Accidental Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $235,000 were made during the year ended December 31, 2010 on the two loans. In addition, we incurred financing costs totaling $476,000 in conjunction with the assumption of the loans.

On December 7, 2010, we entered into a $85,000,000 secured term loan through a subsidiary with Wells Fargo Bank, National Association, or the Pacific Corporate Park Loan. The Pacific Corporate Park Loan has a seven-year term, monthly amortization of $250,000 and is secured by Pacific Corporate Park. Upon closing of the Pacific Corporate Park Loan on December 7, 2010, we entered into an interest rate swap agreement with Wells Fargo Bank, National Association to effectively fix the interest rate on the entire

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

outstanding Pacific Corporate Park Loan amount at 4.89% for its seven-year term. Principal and interest payments are due monthly. There were no principal payments made during the period ended December 31, 2010. In addition, we incurred financing costs of approximately $1,510,000 in conjunction with obtaining the loan.

On December 29, 2010, we entered into a $12,600,000 secured term loan through Woodmen of The World Life Insurance Society secured by the Ten Parkway North property. The Ten Parkway North loan bears interest at a fixed rate of 4.75% per annum and matures on January 1, 2021. Principal and interest payments are due monthly. There were no principal payments made during the period ended December 31, 2010. In addition, we incurred financing costs of approximately $160,000 in conjunction with obtaining the loan.

The minimum principal payments due for the notes payable and loan payable are as follows as of December 31, 2010 (in thousands):

2011	$77,111
2012	22,319
2013	28,281
2014	88,482
2015	58,653
Thereafter	150,507

$425,353

Loan Payable

On August 8, 2008, we entered into an amended and restated credit agreement with Bank of America, N.A. (“Bank of America”), which amended the terms of our prior credit agreement with Bank of America, to provide us with a new $45,000,000 unsecured revolving line of credit (the “Revolving Credit Facility”), and to replace our prior Bank of America term loan and revolving credit facility which matured in August 2008. The new Revolving Credit Facility was fully drawn upon at closing, with such proceeds utilized to pay down the full $45,000,000 amount outstanding under our prior Bank of America term loan (as of August 8, 2008, no amount was outstanding under our prior $10,000,000 Bank of America revolving credit facility). The new Revolving Credit Facility matures in August 2010 and bears interest at a floating rate of LIBOR plus 2.00% to 2.75%, based upon our leverage ratio as defined in the credit agreement (at our current leverage ratio, the Revolving Credit Facility bears interest at a floating rate of LIBOR plus 2.00%). An upfront fee of $292,500 was paid to Bank of America, and a fee equal to the actual daily amount by which the aggregate commitments exceed the total outstanding (both as defined in the amended and restated credit agreement) times 0.20% per annum if the total outstandings are equal to or more than 50% of the aggregate commitments, or 0.25% per annum otherwise, is accrued on unfunded balances under the Revolving Credit Facility. The loan contains various financial covenants and restrictions including a fixed charge coverage ratio of at least 1.75 to 1.00, as defined in the amended and restated credit agreement. The Revolving Credit Facility expired on August 8, 2010 in accordance with its terms.

On May 26, 2010, we entered into a $70,000,000 revolving credit facility with Wells Fargo Bank, N.A., or the Wells Fargo Credit Facility. The initial maturity date of the Wells Fargo Credit Facility is May 26, 2014, however we may extend the maturity date to May 26, 2015, subject to certain conditions. $15,000,000 of the Wells Fargo Credit Facility was initially drawn upon closing on May 26, 2010, with $55,000,000 initially remaining available for disbursement during the term of the facility. We have the right to prepay any outstanding amount of the Wells Fargo Credit Facility, in whole or in part, without premium or penalty at any time during the term of this Wells Fargo Credit Facility, however, we initially could not reduce the outstanding principal balance below a minimum outstanding amount of $15,000,000, without reducing the total $70,000,000 Wells Fargo Credit Facility capacity. Initially, the Wells Fargo Credit Facility had a floating interest rate of 300 basis points over the LIBOR, however this interest rate would be at least 4.00% for any of the outstanding balance that was not subject to an interest rate swap with an initial term of at least two years. Upon closing on May 26, 2010, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. to effectively fix the interest rate on the initial $15,000,000 outstanding loan amount at 5.10% for the four-year term of the facility. The interest rate swap was designated as a qualifying cash flow hedge at the start date of the hedge relationship as described in Note 16 “Derivative Instruments.” The Wells Fargo Credit Facility was initially secured by our 13201 Wilfred, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, Crest Ridge Corporate Center I and West Point Trade Center properties. In addition, CBRE OP provides a limited guarantee for the Wells Fargo Credit Facility. The Wells Fargo Credit Facility is subject to certain customary financial covenants, including certain negative financial covenants, which we believe we were in compliance with as of December 31, 2010. A commitment fee of $1,050,000 was paid to Wells Fargo Bank, N.A. at the initial closing.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

On August 31, 2010, we entered into an amended and restated credit agreement with Wells Fargo Bank, N.A. to expand the Wells Fargo Credit Facility from its initial capacity of $70,000,000 to an amended capacity of $125,000,000 (the “Amended Wells Fargo Credit Facility”). In connection with the Amended Wells Fargo Credit Facility, the minimum outstanding amount was increased to $25,000,000 and as such an additional $10,000,000 was drawn (in addition to the $15,000,000 initially drawn on May 26, 2010) with the remaining $100,000,000 available for disbursement during the term of the facility. The Amended Wells Fargo Credit Facility is secured by an additional three of our properties, for a total of eight properties in all: 13201 Wilfred Lane, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, Crest Ridge Corporate Center, West Point Trade Center, 5160 Hacienda Drive, 10450 Pacific Center Court and 225 Summit Avenue. The interest rate was reduced by 25 basis points to 275 basis points over LIBOR (which rate will apply to all withdrawals from the Amended Wells Fargo Credit Facility other than the initial $15,000,000 that was drawn on May 26, 2010) and the initial interest rate floor of 4.00% was eliminated. The initial maturity date remains May 26, 2014, however we may extend the maturity date to May 26, 2015, subject to certain conditions. The Amended Wells Fargo Credit Facility is subject to certain representations and warranties and customary financial covenants (including certain negative financial covenants) with which we believe we were in compliance as of December 31, 2010. A commitment fee of $632,500 was paid to Wells Fargo Bank, N.A. at closing of the Amended Wells Fargo Credit

On December 16, 2010, an additional $35,000,000 was drawn (in addition to the $15,000,000 initially drawn on May 26, 2010 and $10,000,000 second draw on August 31, 2010) in connection with the Amended Wells Fargo Credit Facility, with the remaining $65,000,000 available for disbursement during the term of the facility. The $60,000,000 is included in Loan Payable on our condensed consolidated balance sheet.

9. Minimum Future Rents Receivable

The following is a schedule of minimum future rentals to be received on non-cancelable operating leases from consolidated properties as of December 31, 2010 (in thousands):

2011	$94,124
2012	89,173
2013	82,787
2014	78,578
2015	74,183
Thereafter	357,202

$776,047

10. Concentrations

Tenant Revenue Concentrations

For the year ended December 31, 2010, there were no significant revenue concentrations.

For the year ended December 31, 2009, the tenant in Enclave on the Lake accounted for approximately $5,353,000 or approximately 10% of total revenues from consolidated properties. The lease under which the tenant occupies our Enclave on the Lake property expires in February 2012.

For the year ended December 31, 2008, there were no significant revenue concentrations.

Geographic Concentrations

As of December 31, 2010, we owned 71 consolidated properties, excluding two properties held for sale, located 14 states (Arizona, California, Georgia, Florida, Illinois, Kentucky, Massachusetts, Minnesota, New Jersey, North Carolina, South Carolina, Texas, Utah, and Virginia) and in the United Kingdom. As of December 31, 2009, we owned 60 consolidated properties located in ten states (California, Florida, Georgia, Illinois, Massachusetts, Minnesota, North Carolina, South Carolina, Texas and Virginia) and in the United Kingdom.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Our geographic revenue concentrations from consolidated properties for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Year Ended December 31,
	2010	2009	2008
Domestic
California	16.54%	10.32%	6.83%
South Carolina	15.76	26.09	39.47
Texas	11.12	17.12	16.48
Massachusetts	9.32	5.21	4.96
Florida	9.12	2.01	—
Virginia	7.88	8.18	1.26
Minnesota	6.88	4.13	—
New Jersey	5.66	—	—
Georgia	2.87	4.78	6.68
Illinois	2.78	2.58	3.64
North Carolina	2.76	4.68	8.83
Kentucky	0.32	—	—
Utah	0.28	—	—
Arizona	0.25	—	—

Total Domestic	91.54	85.10	88.15
International
United Kingdom	8.46	14.90	11.85

Total	100.00%	100.00%	100.00%

Our geographic long-lived asset concentrations from consolidated properties as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
Domestic
Virginia	15.71%	5.53%
New Jersey	14.49	—
South Carolina	13.86	23.95
California	11.59	9.90
Massachusetts	7.72	5.22
Texas	7.14	9.43
Florida	5.55	13.26
North Carolina	4.30	7.35
Minnesota	3.55	6.12
Illinois	3.42	2.33
Kentucky	1.23	—
Utah	1.12	—
Georgia	1.10	1.95
Arizona	0.76	—

Total Domestic	91.54	85.04
International
United Kingdom	8.46	14.96

Total	100.00%	100.00%

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

11. Segment Disclosure

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

We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, property management fees, property level general and administrative expenses and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our general and administrative expenses. The following table compares the net operating income for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Domestic Industrial Properties
Revenues:
Rental	$23,903	$19,473	$20,350
Tenant Reimbursements	5,481	5,057	4,323

Total Revenues	29,384	24,530	24,673

Property and Related Expenses:
Operating and Maintenance	1,546	1,297	1,146
General and Administrative	257	312	147
Property Management Fee to Related Party	289	346	376
Property Taxes	5,735	4,916	4,054

Total Expenses	7,827	6,871	5,723

Net Operating Income	21,557	17,659	18,950

Domestic Office Properties
Revenues:
Rental	38,792	19,430	8,429
Tenant Reimbursements	8,294	3,974	2,290

Total Revenues	47,086	23,404	10,719

Property and Related Expenses:
Operating and Maintenance	6,142	3,395	1,974
General and Administrative	433	174	61
Property Management Fee to Related Party	370	139	94
Property Taxes	5,230	2,708	1,425

Total Expenses	12,175	6,416	3,554

Net Operating Income	34,911	16,988	7,165

International Office/Retail Properties
Revenues:
Rental	6,678	8,120	4,617
Tenant Reimbursements	391	270	140

Total Revenues	7,069	8,390	4,757

Property and Related Expenses:
Operating and Maintenance	930	282	128
General and Administrative	213	142	82
Property Management Fee to Related Party	289	171	21

Total Expenses	1,432	595	231

Net Operating Income	5,637	7,795	4,526

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

	Year Ended December 31,
	2010	2009	2008
Reconciliation to Consolidated Net Loss
Total Segment Net Operating Income	62,105	42,442	30,641
Interest Expense	14,881	11,378	10,323
General and Administrative	4,623	3,618	3,030
Investment Management Fee to Related Party	11,595	7,803	3,964
Acquisition Expenses	17,531	5,832	—
Depreciation and Amortization	32,125	25,093	17,171
Loss on Impairment	—	9,160	—

	(18,650)	(20,442)	(3,847)

Other Income and Expenses
Interest and Other Income	1,260	344	2,039
Net Settlement (Payments) Receipts on Interest Rate Swaps	(1,096)	(660)	65
Gain (Loss) on Interest Rate Swaps and Cap	23	89	(1,496)
(Loss) Gain on Note Payable at Fair Value	(118)	(807)	1,168
Loss on Early Extinguishment of Debt	(72)	—	—
Loss on Transfer of Held for Sale Real Estate to Continuing Operations	—	—	(3,451)

Loss Before (Provision) Benefit for Income Taxes and Equity in Income (Loss) of Unconsolidated Entities	(18,653)	(21,476)	(5,522)

(Provision) Benefit for Income Taxes	(296)	(169)	82
Equity in Income (Loss) of Unconsolidated Entities	8,838	2,743	(1,242)

Net Loss From Continuing Operations	(10,111)	(18,902)	(6,682)
Loss from Discontinued Operations	(507)	—	—

Net Loss	(10,618)	(18,902)	(6,682)

Net Loss Attributable to Non-Controlling Operating Partnership Units	18	54	26

Net Loss Attributable to CB Richard Ellis Realty Trust Shareholders	$(10,600)	$(18,848)	$(6,656)

	December 31,
Condensed Assets	2010	2009
Domestic Industrial Properties—Continuing Operations	$412,093	$346,681
Domestic Office Properties—Continuing Operations	711,084	279,658
Domestic Industrial Properties—Discontinued Operations	22,056	—
International Office/Retail Properties	104,076	115,223
Non-Segment Assets	467,411	317,457

Total Assets	$1,716,720	$1,059,019

	Year Ended December 31,
Capital Expenditures	2010	2009
Domestic Industrial Properties—Continuing Operations	$74,643	$63,754
Domestic Office Properties—Continuing Operations	465,050	145,500
Domestic Industrial Properties—Discontinued Operations	22,000	—
International Office/Retail Properties	—	194
Non-Segment Assets	110	—

Total Capital Expenditures	$561,803	$209,448

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

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

Offering Costs Relating to Public Offerings

Offering costs totaling $54,873,000, $40,348,000 and $26,744,000 were incurred during the years ended December 31, 2010, 2009 and 2008, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Of the total amounts, $51,503,000, $36,290,000 and $24,707,000 was incurred to CNL Securities Corp., as dealer manager and $221,000, $160,000 and $115,000 was incurred to the Investment Advisor for reimbursable marketing for the years ended December 31, 2010, 2009 and 2008, respectively. Each party will be paid the amount incurred from proceeds of the public offering. As of December 31, 2010 and 2009, the accrued offering costs payable to related parties included in our consolidated balance sheets were $917,000 and $1,114,000.

Investment Management Fee to Related Party

Prior to October 24, 2006, the Investment Advisor received an annual fee equal to 0.75% of the book value of the total assets, as defined in the Advisory Agreement, based on the assets of CBRE OP. The investment management fee was calculated monthly based on the average of total assets, as defined, during such period. On October 24, 2006, the Board of Trustees, including our independent trustees, approved and the Company entered into the Amended and Restated Agreement of Limited Partnership of CBRE OP (the “Amended Partnership Agreement”) and the Amended and Restated Advisory Agreement (the “Amended Advisory Agreement” and, together with the Amended Partnership Agreement, the “Amended Agreements”). The Amended Advisory Agreement provides an investment management fee of (i) a monthly fee equal to one twelfth of 0.6% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments within our portfolio and (ii) a monthly fee equal to 7.0% of the aggregate monthly net operating income derived from all real estate investments within our portfolio. On January 30, 2009, we entered into that certain second amended and restated advisory agreement (the “Second Amended Advisory Agreement”) with CBRE OP and the Investment Advisor. The Second Amended Advisory Agreement modified, among other things, the investment management fee to consist of (a) a monthly fee equal to one twelfth of 0.5% of the aggregate costs (before non-cash reserves and depreciation) of all real estate investment in our portfolio and (b) a monthly fee equal to 5.0% of the aggregate monthly net operating income derived from all real estate investments in our portfolio. All or any portion of the investment management fee not taken as to any fiscal year may be deferred or waived without interest at the option of the Investment Advisor. The Investment Advisor waived investment management fees of $0, $0 and $1,529,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Investment Advisor earned investment management fees of $11,611,000, $7,803,000 and $3,964,000 for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, the investment management fees payable to related party in our consolidated balance sheets were $1,330,000 and $757,000, respectively. In connection with services provided to the Investment Advisor, CNL Fund Management Company, the Sub-Advisor and affiliate of the Dealer Manager pursuant to a sub-advisory agreement dated August 21, 2006, was paid by the Investment Advisor $1,604,000, $1,078,000 and $547,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Acquisition Fee and Expenses to Related Party

On January 30, 2009, we entered into that certain Second Amendment Advisory Agreement that permits the Investment Advisor to earn an acquisition fee of up to 1.5% of (i) the purchase price of real estate investments acquired by us, including any debt attributable to such investments, or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. The Investment Advisor earned acquisition fees of $11,852,000, $4,387,000 and $4,927,000 for the years ended December 31, 2010, 2009 and 2008, respectively. In connection with services provided to the Investment Advisor, the Sub Advisor, pursuant to a sub advisory agreement, was paid by the Investment Advisor acquisition fees of $2,216,000, $820,000 and $921,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The Investment Advisor earned $1,204,000, $439,000 and $743,000 in acquisition related expenses during the years ended December 31, 2010 and 2009. Prior to the adoption of “Business Combinations” on January 1, 2009, these acquisitions fees and expenses were capitalized to investments in real estate and related intangibles.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

CB Richard Ellis, UK was paid a service fee in conjunction with the acquisition of Thames Valley Five totaling £24,000 ($42,000) during 2008.

Management Services to Related Party

Affiliates of the Investment Advisor may also provide leasing, brokerage, property management, or mortgage banking services for us. CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor, received property management fees of approximately $954,000, $656,000 and $491,000 for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, the property management fees payable to related party included in our consolidated balance sheets were $191,000 and $106,000, respectively. No brokerage fees were paid to affiliates of the Investment Advisor for the years ended December 31, 2010, 2009 and 2008. Mortgage banking fees of $1,217,000, $0 and $636,000 were paid to CBRE Capital Markets, as affiliate of the Investment Advisor, for the years ended December 31, 2010, 2009 and 2008 respectively.

Affiliates of the Investment Advisor received leasing fees of $895,000, $198,000 and $15,000 and construction management / appraisal fees of $20,700, $0 and $0 for the years ended December 31, 2010, 2009 and 2008, respectively.

CB Richard Ellis, UK was paid a management service fee totaling $75,000 for the year ended December 2009. No management service fees were paid in 2010 and 2008, respectively.

13. Equity Incentive Plan and Performance Bonus Plan

Equity Incentive Plan

We have adopted a 2004 equity incentive plan. The purpose of the 2004 equity incentive plan is to provide us with the flexibility to use share options and other awards to provide a means of performance-based compensation. Our key employees, directors, trustees, officers, advisors, consultants or other personnel and our subsidiaries or other persons expected to provide significant services or our subsidiaries, including employees of the Investment Advisor, would be eligible to be granted share options, restricted shares, phantom shares, distribution equivalent rights and other share-based awards under the 2004 equity incentive plan. On April 20, 2010, our Board’s independent trustees, Messrs. Black, Reid and Orphanides, were awarded equity grants under our 2004 equity incentive plan on the following terms: (i) each award was for $80,000 in restricted common shares of the Trust (or 8,000 shares at $10.00 per share) for a total of $240,000; (ii) each award vested in its entirety, upon issuance; and (iii) the independent trustee would not be able to redeem any of the restricted common shares prior to the third anniversary of date of issuance, but retains the rights to dividends declared and paid during such restriction period. We recognized a stock based compensation expense of $240,000 during the year ended December 31, 2010 as a result of granting these awards to our independent trustees. No awards of any kind were made under this plan during the years ended December 31, 2009 and 2008.

Performance Bonus Plan

We have adopted a 2004 performance bonus plan. Annual bonuses under our 2004 performance bonus plan are awarded by our Compensation Committee to selected key employees, including employees of the Investment Advisor, based on corporate factors or individual factors (or a combination of both). Subject to the provisions of the 2004 performance bonus plan, the Compensation Committee will (i) determine and designate those key employees to whom bonuses are to be granted; (ii) determine, consistently with the 2004 performance bonus plan, the amount of the bonus to be granted to any key employee for any performance period; and (iii) determine, consistently with the 2004 performance bonus plan, the terms and conditions of each bonus. Bonuses may be so awarded by the Compensation Committee prior to the commencement of any performance period, during or after any performance period. No bonus shall exceed 200% of the key employee’s aggregate salary for the year. The Compensation Committee may provide for partial bonus payments at target and other levels. Corporate performance hurdles for bonuses may be adjusted by the Compensation Committee in its discretion to reflect (i) dilution from corporate acquisitions and share offerings, and (ii) changes in applicable accounting rules and standards. The Compensation Committee may determine that bonuses shall be paid in cash or shares or other equity-based grants, or a combination thereof. The Compensation Committee may also provide that any such share grants be made under our 2004 equity incentive plan or any other equity-based plan or program we may establish. The Compensation Committee may provide for programs under which the payment of bonuses may be deferred at the election of the employee. No bonuses were awarded and no bonus related expenses were incurred by us during the periods ended December 31, 2010, 2009 and 2008, respectively.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

14. Shareholders’ Equity

Under our declaration of trust, we have the authority to issue a total of 1,000,000,000 shares of beneficial interest. Of the total shares authorized, 990,000,000 shares are designated as common shares with a par value of $0.01 per share and 10,000,000 shares are designated as preferred shares.

The registration statement relating to our initial public offering was declared effective by the SEC on October 24, 2006. CNL Securities Corp. acted as the dealer manager of this offering. The registration statement covered up to $2,000,000,000 in common shares of beneficial interest, 90% of which were offered at a price of $10.00 per share, and 10% of which were offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. As of January 29, 2009, we had issued 60,808,967 common shares in our initial public offering. We terminated the initial public offering effective as of the close of business on January 29, 2009. The registration statement relating to our follow-on public offering was declared effective by the SEC on January 30, 2009. CNL Securities Corp. is the dealer manager of this offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through December 31, 2010, we received gross offering proceeds of approximately $1,010,076,294 from the sale of 101,245,478 shares.

During the years ended December 31, 2010, 2009 and 2008, we repurchased 1,796,101 common shares, 2,284,916 common shares and 383,235 common shares respectively, under our Share Redemption Program.

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

The following table reconciles the distributions declared per common share to the distributions paid per common share during the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
Distributions declared per common share	$0.600	$0.600	$0.588
Less: Distributions declared in the current period, and paid in the subsequent period	(0.150)	(0.150)	(0.150)
Add: Distributions declared in the prior year, and paid in the current year	0.150	0.150	0.144

Distributions paid per common share	$0.600	$0.600	$0.582

Distributions to shareholders during the years ended December 31, 2010, 2009, and 2008 totaled $72,481,000, $43,002,000, and $22,314,000, respectively.

We issued 3,289,918 common shares, 1,852,679 common shares and 938,779 common shares pursuant to our dividend reinvestment plan for the years ended December 31, 2010, 2009 and 2008 respectively.

The income tax treatment for distributions declared for the years ended December 31, 2010, 2009 and 2008 as identified above, were as follows:

	2010		2009		2008
Ordinary Income	$0.202	33.7%	$0.139	23.2%	$0.228	38.7%
Return of Capital	0.398	66.3	0.461	76.8	0.360	61.3

	$0.600	100.0%	$0.600	100.0%	$0.588	100.0%

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

16. Derivative Instruments

The following table sets forth the terms of our interest rate swap derivative instruments at December 31, 2010 (amounts in thousands):

Type of Instrument	Notional Amount	Fair Value	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Non-qualifying Interest Rate Swap on Thames Valley debt(1)	$8,781	(802)	5.41%	0.74%	May 30, 2013
Non-qualifying Interest Rate Swap on Albion Mills debt(1)	$8,897	(547)	3.94%	0.74%	October 10, 2013
Qualifying Interest Rate Swap on Maskew debt(1)	$21,759	(1,090)	3.42%	0.74%	August 10, 2014
Qualifying Interest Rate Swap on Wells Fargo Credit Facility loan	$15,000	(371)	2.10%	0.26%	May 26, 2014
Qualifying Interest Rate Swap on Pacific Corporate Park debt	$85,000	(471)	2.69%	0.32%	December 7, 2017

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps

The following table sets forth the terms of our interest rate swap derivative instruments at December 31, 2009 (amounts in thousands):

Type of Instrument	Notional Amount	Fair Value	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Non-qualifying Interest Rate Swap on Thames Valley debt(1)	$12,117	(1,049)	5.41%	0.61%	May 30, 2013
Non-qualifying Interest Rate Swap on Albion Mills debt(1)	$9,231	(361)	3.94%	0.56%	October 10, 2013
Qualifying Interest Rate Swap on Maskew debt(1)	$22,578	(293)	3.42%	0.58%	August 10, 2014

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps

We marked our two non-qualifying economic hedge interest rate swap instruments to their estimated fair value of ($1,349,000) and ($1,410,000) on the consolidated balance sheet at December 31, 2010 and 2009 included in Liabilities as Interest Rate Swaps at Fair Value. We recognized a gain on interest rate swaps of $23,000 and $89,000 and a loss of ($1,496,000) for the years ended December 31, 2010, 2009 and 2008, respectively, included in Gain (Loss) on Interest Rate Swaps and Cap on the Consolidated Statement of Operations.

Our $21,759,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our Maskew Retail Park variable rate note payable from its inception on September 24, 2009. The estimated fair value of the interest rate swap value of ($1,090,000) and ($293,000) as of December 31, 2010 and 2009, respectively, has resulted in a swap fair value adjustment being recorded to other comprehensive loss totaling $797,000 and $293,000 for the years ended December 31, 2010 and 2009, respectively.

Our $15,000,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our Wells Fargo Credit Facility variable rate loan payable from its inception on May 26, 2010. The estimated fair value of the interest rate swap value of ($371,000) as of December 31, 2010, has resulted in a swap fair value adjustment being recorded to other comprehensive loss totaling $371,000 for the year ended December 31, 2010. There was no measured ineffectiveness for the qualifying hedge during the year ended December 31, 2010.

Our $85,000,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our Pacific Corporate Park variable rate loan payable from its inception on December 7, 2010. The estimated fair value of the interest rate swap value of ($471,000) as of December 31, 2010, has resulted in a swap fair value adjustment being recorded to other comprehensive loss totaling $471,000 for the year ended December 31, 2010. There was no measured ineffectiveness for the qualifying hedge during the year ended December 31, 2010.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

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

We applied the fair value option for the Albion Mills Retail Park note payable at each reporting period. Included in (loss) gain on notes payable at fair value in the statement of operations were ($118,000) and ($807,000) and $1,168,000 for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, there were $87,000 and $916,000 translation losses recorded to Other Comprehensive Loss at December 31, 2010 and 2009, respectively.

18. Fair Value of Financial Instruments and Investments

We apply the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical financial instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have classified the Albion Mills Retail Park notes payable as Level 3 as of December 31, 2010 and 2009 due to the lack of current market activity and our reliance on unobservable inputs to estimate the fair value of the mortgage note payable.

As of December 31, 2010 and 2009, we held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, an interest rate cap, interest rate swap derivative contracts and our equity method investment in CBRE Strategic Partners Asia. Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less, including money market funds and U.S. Government obligations. Derivative instruments are related to our economic hedging activities with respect to interest rates.

The fair values of the interest rate cap and swap derivative agreements are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell above the strike rate of the interest rate cap agreement, and by discounting the future expected cash payments and receipts on the pay and receive legs of the interest rate swap agreements that swap the estimated variable rate mortgage note payment stream for a fixed rate receive payment stream over the period of the loan. The variable interest rates used in the calculation of projected receipts on the interest rate cap agreement and on the interest rate swap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements (where appropriate). Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2010 and 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.

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

For the Years Ended December 31, 2010, 2009 and 2008

using a market discount rate. The cash flows include a projection of the net sales proceeds at the end of our estimate of a market participant holding period, computed using market reversionary capitalization rates and projected cash flows from the property for the year following the holding period.

¡

The direct market comparison approach to property valuation is primarily based on the principle of substitution, which holds that the value of a property tends to be set by the price that would be paid to acquire a substitute property of similar utility and desirability within a reasonable amount of time. Transactions of similar properties are analyzed and compared to the subject property. Factors affecting value include differences in the location, size, quality of construction and other physical features, property rights appraised, timing of sale, and economic and market conditions.

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

The following items are measured at fair value on a recurring basis at December 31, 2010 and 2009 (in thousands):

		Fair Value Measurements Using:
	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash and Cash Equivalents	$998	$998	$—	$—
Interest Rate Swaps at Fair Value—Non Qualifying Hedges	$(1,349)	$—	$(1,349)	$—
Interest Rate Swaps at Fair Value—Qualifying Hedges	$(1,932)	$—	$(1,932)	$—
Investment in CBRE Strategic Partners Asia	$9,471	$—	$—	$9,471
Note Payable at Fair Value	$(8,769)	$—	$—	$(8,769)

		Fair Value Measurements Using:
	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash and Cash Equivalents	$79,997	$79,997	$—	$—
Interest Rate Swaps at Fair Value—Non Qualifying Hedges	$(1,410)	$—	$(1,410)	$—
Rate Cap at Fair Value	$1	$—	$1	$—
Interest Rate Swaps at Fair Value—Qualifying Hedges	$(293)	$—	$(293)	$—
Investment in CBRE Strategic Partners Asia	$8,142	$—	$—	$8,142
Note Payable at Fair Value	$(8,974)	$—	$—	$(8,974)

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

The following table presents our activity for the variable rate note payable and our investment in CBRE Strategic Partners Asia measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Investment in CBRE Strategic Partners Asia	Note Payable
Balance at January 1, 2010	$8,142	$(8,974)
Contributions	5,961	—
Distributions	(5,581)	—
Total Gain (Loss) on Fair Value Adjustment	949	(118)
Translation Adjustment	—	323

Balance at December 31, 2010	$9,471	$(8,769)

The Amount of Total Gain (Loss) for the Period Included in Equity in Income of Unconsolidated Entities and the Decrease in Unrealized Gain Relating to Note Payable Held at December 31, 2010	$949	$(118)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Investment in CBRE Strategic Partners Asia	Note Payable
Balance at January 1, 2009	$(1,398)	$(7,251)
Contributions	8,879	—
Total Gain (Loss) on Fair Value Adjustment	803	(807)
Translation Adjustment	(142)	(916)

Balance at December 31, 2009	$8,142	$(8,974)

The Amount of Total Gain (Loss) for the Period Included in Equity in Income of Unconsolidated Entities and the Decrease in Unrealized Gain Relating to Note Payable Held at December 31, 2009	$803	$(807)

Gains and losses (realized and unrealized) included in earnings related to the interest rate cap and swaps, as well as for the elected fair value note payable for the years ended December 31, 2010 and 2009 are reported as components of “Other Income and Expense” on the consolidated statements of operations.

Impaired Property—For assets measured on a non-recurring basis, such as real estate assets that are required to be recorded at fair value as a result of an impairment, our estimates of fair value are based on management’s best estimate derived from evaluating market sales data for comparable properties developed by a third party appraiser and arriving at management’s estimate of fair value based on such comparable data primarily based on properties with similar characteristics. For the year ended December 31, 2009, the fair value of our impaired property was estimated to be $15,300,000, which we used to record our impairment expense and was based on Level 3 inputs in developing management’s estimate of fair value. There were no impaired property adjustments for the year ended December 31, 2010.

Disclosure of Fair Value Financial Instruments

For disclosure purposes only, the following table summarizes our notes payable and their estimated fair value at December 31, 2010 and 2009 (in thousands):

	Book Value		Fair Value
Financial Instrument	2010	2009	2010	2009
Notes Payable	$356,823	$203,451	$361,418	$201,113
Note Payable at Fair Value	$8,769	$8,974	$8,769	$8,974

	$365,592	$212,425	$370,187	$210,087

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

For purposes of this fair value disclosure, we based our fair value estimate for notes payable on our internal valuation that includes a representative sample of our lenders’ market interest rate quotes as of December 31, 2010 and 2009 for debt with similar risk characteristics and maturities. We based the Note Payable carried at fair value on our estimates of fair value which includes consideration of a third party appraisers valuation which used similar techniques as our internal valuation model as of December 31, 2010 and 2009.

19. Commitments and Contingencies

We have agreed to a capital commitment of up to $20,000,000 in CBRE Strategic Partners Asia, which extends to January 31, 2012. As of December 31, 2009, we funded $15,040,000 of our capital commitment. CBRE Investors, our sponsor, formed CBRE Strategic Partners Asia, to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. If we and all other currently committed capital investors had funded our entire commitments in CBRE Strategic Partners Asia as of December 31, 2010, we would have owned an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. A majority of our trustees (including a majority of our independent trustees) not otherwise interested in this transaction approved the transaction as being fair, competitive and commercially reasonable. CBRE Strategic Partners Asia is managed by CB Richard Ellis Investors SP Asia II, LLC or the Fund Manager, a subsidiary of CBRE Investors.

On June 23, 2010, we entered into a purchase and sale agreement to acquire, subject to customary closing conditions, Millers Ferry Road, located at Millers Ferry Road and Mars Road in Wilmer, TX, a suburb of Dallas. We will acquire Millers Ferry Road for approximately $44,000,000, exclusive of customary closing costs. We anticipate that the acquisition will be funded using the net proceeds from our current public offering. Millers Ferry Road, scheduled to be completed in the second quarter of 2011, will be a 1,020,000 square foot, warehouse/distribution center with no operating history. We expect that the property will be 100% leased to Whirlpool Corporation to be utilized as a regional distribution center through December 2020. Whirlpool Corporation is a leading global manufacturer and marketer of major home appliances. While we anticipate this acquisition will close during the second quarter of 2011, the agreement to acquire the property is subject to a number of contingencies, including, but not limited to, substantial completion of the construction of the property and acceptance by the tenant of the space and therefore there can be no assurances that this acquisition will occur. As of December 31, 2010, we have provided deposits of $1,500,000 in connection with the execution of the agreement that is refundable in the event that certain closing conditions are not met.

On August 24, 2010, the Duke joint venture closed on the acquisition of additional land and entered into a construction agreement, and lease amendments (collectively, the “Expansion Agreements”) to expand the AllPoints at Anson Bldg. 1 property, a warehouse/distribution center located in Whitestown, IN, a suburb of Indianapolis. The existing property is 100% leased to a subsidiary of Amazon.com through July 2018. Pursuant to the Expansion Agreements, AllPoints at Anson Bldg. 1 (i) will be expanded from the current 630,573 square feet to approximately 1,036,573 square feet and (ii) will remain 100% leased to a subsidiary of Amazon.com, which lease will be extended through April 2021. The total cost of the expansion is anticipated to be approximately $16,900,000 to the Duke joint venture. As of December 31, 2010, the Duke joint venture had incurred land acquisition and construction costs totaling approximately $13,485,000. We own an 80% interest in the Duke joint venture and we expect to make cash contributions of approximately $13,541,000 to the Duke joint venture over the construction period in connection with the Expansion Agreements. We will pay a construction supervision fee of $203,000 to our Investment Advisor in connection with the Expansion Agreements.

On October 15, 2010, we entered into two agreements of sale, one with 70 Hudson Street, L.L.C. and 70 Hudson Street Urban Renewal Associates, L.L.C. and the other with 90 Hudson Street, L.L.C. and 90 Hudson Street Urban Renewal Associates, L.L.C., all unrelated third parties, to acquire, subject to customary closing conditions, two office buildings located at 70 Hudson Street, or 70 Hudson, and 90 Hudson Street, or 90 Hudson, in Jersey City, New Jersey (collectively, “70 & 90 Hudson”). The total of the two purchase prices for 70 & 90 Hudson is $310,000,000, exclusive of customary closing costs and the assumption of approximately $240,000,000 in two existing mortgage loans. We anticipate that the estimated $70,000,000 balance of the aggregate purchase price will be funded using the net proceeds from our current public offering. 70 Hudson is a 409,272 square foot, 12-story office building constructed in 2000 that is 100% net-leased through January 2016 to Long Island Holding, LLC, a wholly-owned subsidiary of Barclays Capital, Inc., a leading global investment bank based in the United Kingdom. Barclay’s Capital Inc. is the investment banking division of Barclay’s Bank PLC (NYSE: BCS), a global bank. 90 Hudson is a 418,046 square foot, 12-story office building constructed in 1999 that is 100% leased with approximately 59% of the building leased through December 2024 to Lord Abbett & Co., LLC, an employee owned investment manager. While we anticipate that these acquisitions will close during the first quarter of 2011, the agreements to acquire the

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

properties are subject to a number of contingencies and therefore there can be no assurances that these acquisitions will occur. As of December 31, 2010, we had provided deposits of $9,000,000 in connection with the execution of the agreement that is refundable in the event that certain closing conditions are not met.

On November 5, 2010, we entered into a purchase and sale agreement to acquire, subject to customary closing conditions, Sky Harbor Operations Center located at 1820 E. Sky Harbor Circle South, Phoenix, Arizona. The total purchase price for Sky Harbor Operations Center is $53,500,000, exclusive of customary closing costs. We anticipate that the acquisition will be funded using the net proceeds from our current public offering. We deposited $1,000,000 into an escrow account upon the execution of the agreement that is refundable in the event certain closing conditions are not met. Sky Harbor Operations Center is a two-story, 396,179 square foot office building constructed in 2003. Sky Harbor Operations Center is currently 100% net-leased to JPMorgan Chase Bank, National Association (“JPMorgan”) through September 2027. JPMorgan is a subsidiary of JP Morgan Chase & Co. and provides commercial banking and retail financial services. While we anticipate that this acquisition will close during the second quarter of 2011, the agreement to acquire Sky Harbor Operations Center is subject to a number of contingencies and therefore there can be no assurances that this acquisition will occur. As of December 31, 2010, we had provided deposits of $2,000,000 in connection with the execution of the agreement that is refundable in the event that certain closing conditions are not met.

Litigation—From time to time, we and our properties may be subject to legal proceedings, which arise in the ordinary course of our business. Currently, neither our company nor any of our properties are subject to, or threatened with, any legal proceedings for which the outcome is reasonably likely to have a material adverse effect on our consolidated financial statements.

Environmental Matters—We are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

20. Quarterly Financial Information (unaudited)

Summarized quarterly financial data for the years ended December 31, 2010, 2009 and 2008 was as follows (in thousands, except per share amounts):

	2010 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues from Operations	$17,920	$17,451	$20,104	$28,064
Net Income (Loss)	146	(4,229)	(1,208)	(5,327)
Net Income (Loss) Attributable to CB Richard Ellis Realty Trust Shareholders	145	(4,221)	(1,206)	(5,318)
Net Income (Loss) per common share-basic and diluted	0.00	(0.03)	(0.01)	(0.03)

	2009 Quarter Ended
	March 31	June 30	September 30	December 31(a)
Revenues from Operations	$12,288	$11,885	$15,551	$16,600
Net Loss	(3,542)	(4,246)	(3,428)	(7,686)
Net Loss Attributable to CB Richard Ellis Realty Trust Shareholders	(3,529)	(4,238)	(3,412)	(7,669)
Net Loss per common share-basic and diluted	(0.05)	(0.06)	(0.04)	(0.08)

	2008 Quarter Ended
	March 31	June 30	September 30(b)	December 31
Revenues from Operations	$8,244	$9,323	$10,315	$12,267
Net Income (Loss)	588	(487)	(2,947)	(3,836)
Net Income (Loss) Attributable to CB Richard Ellis Realty Trust Shareholders	583	(485)	(2,933)	(3,821)
Net Income (Loss) per common share-basic and diluted	0.02	(0.01)	(0.06)	(0.06)

(a)	Net loss includes an impairment loss on the KM III property of $9,160,000 for the period.

(b)	Net loss includes a loss on transfer of real estate held for sale to continuing operations of $3,451,000 for the period.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

21. Comprehensive Loss

U.S. GAAP requires that the effect of foreign currency translation adjustments be classified as comprehensive income (loss). The following table sets forth our comprehensive loss for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net Loss	$(10,618)	$(18,902)	$(6,682)
Foreign Currency Translation Income (Loss)	2,275	7,322	(19,450)
Swap Fair Value Adjustment	(1,639)	(293)	—

Total Comprehensive Loss	(9,982)	(11,873)	(26,132)
Comprehensive Loss Attributable to Non-Controlling Interest	(18)	(30)	(110)

Comprehensive Loss Attributable to CB Richard Ellis Realty Trust Shareholders	$(9,964)	$(11,843)	$(26,022)

22. Income Taxes

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

We have made taxable REIT subsidiary (“TRS”) elections for all of our held for sale property subsidiaries. The elections, effective for the tax year beginning January 1, 2010 and future years, were made pursuant to section 856(i) of the Internal Revenue Code. Our TRS’s are subject to corporate level income taxes which are recorded in our consolidated financial statements.

2010
Net Loss Available from TRS(1)	$(446)
Less: Tax Depreciation and Amortization	(33)
Add: Receipts of Prepaid Rent	166
Add: Capitalized Acquisition Expense for Tax	501

Taxable Income for TRS	$188

(1)	Net income available from the TRS is comprised of loss from discontinued operations of $446,000 (before a tax provision of $61,000).

The following table summarizes the provision for income taxes of the TRS for the year ended December 31, 2010 (in thousands):

2010
Current	$61
Deferred.	—

Total Provision for Income Taxes	$61

There was no provision for income taxes of the TRS for the year ended December 31, 2009.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

The following table reconciles the provision for U.S. Federal income taxes of the TRS for the year ended December 31, 2010 to the amount computed by applying the U.S. Federal Corporate tax rate (in thousands):

2010
U.S. Federal Income Tax Provision Statutory U.S. Federal Rate for Taxable REIT Subsidiary	$57
State Income Tax Provision	4
Loss (Income) not subject to Federal Tax Benefit/Provision	—

Total Provision for Income Taxes	$61

ASC 740-10 Income Taxes requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

There are no deferred tax liabilities or assets at December 31, 2009.

In addition, included as a component of our tax provision, we have incurred income and other taxes (franchise, local and state government and international) related to our continuing operations in the amount of $296,000, $169,000 and $165,000 for California, Georgia, Minnesota, Texas, North Carolina, and United Kingdom impacting our operations during the years ended December 31, 2010, 2009 and 2008, respectively. The United Kingdom taxes real property operating results at a statutory rate of 22%. The United Kingdom taxable loss for the years ended December 31, 2010 and 2009 resulted in a deferred tax asset of approximately $615,000 and $176,000 net operating carryforwards for both years. We have provided for a full valuation allowance of ($615,000) and ($176,000) as of December 31, 2010 and 2009 on deferred tax assets because it is not likely that future operating profits in the United Kingdom would be sufficient to absorb the net operating losses.

23. Subsequent Events

From January 1, 2011 through March 17, 2011, we received gross proceeds from our public offering of approximately $80,515,423 from the sale of 8,105,529 common shares.

On January 20, 2011 and February 14, 2011, we paid down the Amended Wells Fargo Credit Facility loan payable by $20,000,000 and $15,000,000, respectively. On March 30, 2011, an additional $30,000,000 was drawn down on the Amended Wells Fargo Credit Facility.

On January 31, 2011, we were notified that the investment commitment period of CBRE Strategic Partners Asia was extended for one year from January 31, 2011 to January 31, 2012.

On February 8, 2011, we entered into five secured term loans totaling $37,000,000 with ING USA Annuity and Life Insurance Company secured by the following properties: 4701 Gold Spike Road, $10,650,000, Summit Distribution Center, $6,700,000, Tolleson Commerce Park II, $4,600,000, 3660 Deerpark Blvd., $7,650,000 and 1985 International Way, $7,400,000. The loans bear interest at a fixed rate of 4.45% and mature on February 8, 2018.

On February 22, 2011, we entered into a lease for the Kings Mountain III property, a 541,910 square foot warehouse/distribution building located in Charlotte, North Carolina for a 10 year term.

On February 28, 2011, we entered into a $33,000,000 secured term loan with TD Bank secured by the 100 Kimball Drive property. Upon closing the 100 Kimball Drive loan, we simultaneously entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the entire outstanding loan amount to 5.25% for its 10 year term.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

On March 24, 2011, the Duke joint venture acquired fee interests in the second and third tranches of properties (the “Remaining Properties”), thus completing the acquisition of the Office Portfolio, as described further below.

Property and Market	Address	Year Built	Tenant(1)	Net Rentable Square Feet	Lease Expiration		Approximate Purchase Price(2)	Pro Rata Share of Approximate Purchase Price(3)	Percentage Leased	Acquisition Fee(4)
Norman Pointe I / Minneapolis, MN	5601 Green Valley Drive Bloomington, MN	2000	NCS Pearson, Inc.(5)	212,722	02/2017		$42,600,000	$34,080,000	100%	$511,200

Norman Pointe II / Minneapolis, MN	5600 West American Boulevard, Bloomington, MN	2007	General Services Administration(6); Hartford Fire Insurance Company(7)	324,296	02/2016; 06/2013		$46,900,000	$37,520,000	100%	$562,800

The Landings I / Cincinnati, Ohio	9997 Carver Road, Blue Ash, OH	2006	Citicorp North America(8)	175,695	01/2022		$29,659,500	$23,727,600	100%	$355,914

The Landings II / Cincinnati, Ohio	9987 Carver Road, Blue Ash, OH	2007	—	175,076	—		$26,160,500	$20,928,400	96.1%	$313,926

One Easton Oval / Columbus, Ohio	One Easton Oval, Columbus, Ohio	1997	—	125,031	—		$11,911,000	$9,528,800	89.4%	$142,932

Two Easton Oval / Columbus, Ohio	Two Easton Oval, Columbus, Ohio	1995	—	128,674	—		$12,744,000	$10,195,200	74.6%	$152,928

Weston Pointe I / Ft. Lauderdale, Florida	2400 North Commerce Parkway, Weston, FL	1999	—	97,579	—		$19,384,250	$15,507,400	87.1%	$232,611

Weston Pointe II / Ft. Lauderdale, Florida	2200 North Commerce Parkway, Weston, FL	2000	—	97,180	—		$23,375,950	$18,700,760	100%	$280,511

Weston Pointe III / Ft. Lauderdale, Florida	2250 North Commerce Parkway, Weston, FL	2003	American Intercontinental University(9)	97,178	09/2015		$23,583,550	$18,866,840	100%	$283,003

Weston Pointe IV / Ft. Lauderdale, Florida	2100 North Commerce Parkway, Weston, FL	2006	General Services Administration(6)	96,175	04/2019		$28,256,250	$22,605,000	100%	$339,075

One Conway Park /Chicago, Illinois	100 Field Drive, Lake Forest, IL	1989	—	105,000	—		$15,400,000	$12,320,000	86.5%	$184,800

West Lake at Conway / Chicago, Illinois	1925 West Field Ct., Lake Forest, IL	2008	—	99,538	—		$17,575,000	$14,060,000	90.1%	$210,900

Atrium I /Columbus, Ohio	5525 Parkcenter Circle, Dublin, OH	1996	Nationwide Mutual Insurance Company(10)	315,102	05/2018; 05/2019	(11)	$45,250,000	$36,200,000	100%	$543,000

(1)

This column represents tenants that currently occupy more than 50,000 net rentable square feet of each property. Properties which do not list a tenant are multi-tenant properties that do not currently have a tenant that occupies more than 50,000 net rentable square feet.

(2)	Approximate total purchase price, exclusive of customary closing costs, paid by the Duke Joint Venture for each property.

(3)

Pro rata share of approximate purchase price is at the Company’s pro rata share of effective ownership for each of these properties, which was funded using net proceeds of the Company’s current public offering.

(4)	Acquisition fees payable to the Investment Advisor are not included in the total acquisition cost for the properties.

(5)	NCS Pearson, Inc. provides services, software, systems, and Internet-based technologies for the collection, management, and interpretation of data.

(6)

The General Services Administration is an independent agency of the Federal Government of the United States of America, which supplies products and communications for U.S. government offices, provides transportation and office space to federal employees and develops government-wide cost-minimizing policies and other management tasks.

(7)	Hartford Fire Insurance Company is a subsidiary of The Hartford Financial Services Group and one of the world’s leading providers of fire, marine and casualty insurance.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

(8)	Citicorp North America, Inc., provides regional banking services and is a subsidiary of Citigroup, Inc. (NYSE: C).

(9)	American Intercontinental University is an international for-profit university with both physical and online campuses.

(10)	Nationwide Mutual Insurance Company is one of the nation’s largest insurance and financial services companies.

(11)	This tenant has two separate leases within this property, as they rent two separate spaces.

On March 24, 2011, in connection with the acquisition of the Remaining Properties as described above, the Duke joint venture entered into a $275,000,000 unsecured term loan (the “Term Loan Agreement”) with Wells Fargo Bank, National Association. While the term loan is non-recourse to us, the pro rata share of the term loan obligation attributable to us is $220,000,000 in accordance with our ownership interest in the Duke joint venture. The loan proceeds were used to accelerate the acquisition of the Remaining Properties. The loan has a six-month term and two six-month extension options. The term loan has an interest rate of LIBOR plus 2.50% and is fully pre-payable at any time, subject to any customary costs. An origination fee of $1,650,000 was paid to Wells Fargo Bank, National Association at the closing of the term loan. The Term Loan Agreement contains customary representations and warrants and covenants. During the term of the loan, the Duke Joint Venture has agreed to comply with certain financial covenants related to its leverage ratio, net asset value, unencumbered leverage ratio and the inability to enter into certain types of investments.

Schedule III—Properties and Accumulated Depreciation Through December 31, 2010 (in Thousands)

	Acquisition Costs						Improvements Subsequent to Purchase Date	Total Cost	Accumulated Depreciation and Amortiza- tion	Net Investments in Real Estate
Property	Encumbrances Net	Land	Site Improve- ments	Building and Improve- ments	Tenant Improve- ments	Total
REMEC	$13,250	$11,862	$—	$8,933	$3,217	$24,012	$95	$24,107	$(3,071)	$21,036
300 Constitution	12,000	5,591	—	13,826	733	20,150	—	20,150	(2,723)	17,427
Deerfield Commons I	9,725	2,053	934	7,760	1,363	12,110	906	13,016	(3,176)	9,840
Deerfield Commons II	—	2,262	—	—	—	2,262	—	2,262	—	2,262
660 North Dorothy	—	1,576	417	3,402	199	5,594	212	5,806	(784)	5,022
505 Century	—	950	304	3,685	119	5,058	321	5,379	(800)	4,579
631 International	—	923	238	2,912	285	4,358	101	4,459	(657)	3,802
602 Central Blvd.	—	2,840	251	13,952	—	17,043	—	17,043	(1,373)	15,670
Bolingbrook Point III	9,000	2,423	522	13,434	164	16,543	7	16,550	(1,376)	15,174
Fairforest Bldg 5	9,769	1,788	2,462	12,017	100	16,367	—	16,367	(1,636)	14,731
Fairforest Bldg. 6	2,864	1,181	506	3,753	459	5,899	—	5,899	(625)	5,274
Fairforest Bldg. 7	—	660	463	4,503	—	5,626	598	6,224	(518)	5,706
HJ Park Bldg. 1	637	575	468	2,472	12	3,527	—	3,527	(322)	3,205
North Rhett I	3,776	1,290	366	9,627	428	11,711	—	11,711	(1,077)	10,634
North Rhett II	2,057	539	144	5,670	26	6,379	—	6,379	(542)	5,837
North Rhett III	1,705	631	209	3,366	18	4,224	—	4,224	(342)	3,882
North Rhett IV	9,478	2,433	1,716	12,445	91	16,685	—	16,685	(1,466)	15,219
Jedburg Commerce Park	—	4,029	3,026	20,381	149	27,585	—	27,585	(2,489)	25,096
Mount Holly Bldg.	2,057	1,012	1,050	3,699	18	5,779	—	5,779	(568)	5,211
Orangeburg Park Bldg.	2,092	544	641	3,636	93	4,914	—	4,914	(546)	4,368
Kings Mt. I	1,786	508	362	3,097	166	4,133	40	4,173	(515)	3,658
Kings Mt. II	5,360	773	1,351	10,199	958	13,281	—	13,281	(1,431)	11,850
Kings Mt. III	—	1,183	1,647	13,738	—	16,568	5	16,573	(1,714)	14,859
Union Cross Bldg. I	2,621	852	759	3,905	27	5,543	—	5,543	(509)	5,034
Union Cross Bldg. II	8,022	1,658	1,576	12,271	65	15,570	—	15,570	(1,464)	14,106
Lakeside Office Center	9,000	4,328	817	10,497	1,139	16,781	179	16,960	(1,362)	15,598
Thames Valley Five	8,781	6,268	920	12,397	75	19,660	—	19,660	(1,078)	18,582
Enclave on the Lake	17,829	4,056	10,230	20,823	1,197	36,306	36	36,342	(3,286)	33,056
Albion Mills Retail Park	8,769	7,277	172	7,144	—	14,593	—	14,593	(470)	14,123
Fairforest Bldg 1	—	334	107	2,509	5	2,955	—	2,955	(164)	2,791
Fairforest Bldg 2	—	396	122	4,654	2	5,174	200	5,374	(320)	5,054
Fairforest Bldg 3	—	608	231	4,695	14	5,548	—	5,548	(310)	5,238
Fairforest Bldg 4	—	661	331	4,566	10	5,568	—	5,568	(320)	5,248
Highway 290 Commerce Pk Bldg 1	—	704	219	4,347	8	5,278	—	5,278	(292)	4,986
Highway 290 Commerce Pk Bldg 2	—	1,131	363	3,008	24	4,526	—	4,526	(235)	4,291
Highway 290 Commerce Pk Bldg 5	—	421	162	800	4	1,387	24	1,411	(75)	1,336
Highway 290 Commerce Pk Bldg 6	—	572	176	3,012	—	3,760	3	3,763	(200)	3,563
Highway 290 Commerce Pk Bldg 7	—	1,233	510	2,949	1	4,693	—	4,693	(248)	4,445
Orchard Business Park 1	—	358	134	880	—	1,372	3	1,375	(71)	1,304
Orchard Business Park 2	—	173	62	526	—	761	35	796	(56)	740
Greenville/Spartanburg Ind. Pk.	—	460	200	2,584	2	3,246	240	3,486	(198)	3,288
Community Cash Complex 1	—	867	175	1,622	—	2,664	232	2,896	(300)	2,596
Community Cash Complex 2	—	887	136	1,169	3	2,195	—	2,195	—	2,195
Community Cash Complex 3	—	205	16	1,190	22	1,433	21	1,454	(93)	1,361
Community Cash Complex 4	—	132	15	399	—	546	—	546	—	546
Community Cash Complex 5	—	138	15	671	—	824	—	824	—	824
Cherokee Corporate Pk	—	294	514	2,903	4	3,715	—	3,715	(249)	3,466
Avion Midrise III & IV	20,496	6,810	1,179	30,004	1,105	39,098	—	39,098	(2,417)	36,681
Maskew Retail Park	21,759	16,547	1,065	26,770	—	44,382	—	44,382	(1,641)	42,741
13201 Wilfred Lane	—	2,274	412	11,049	129	13,864	—	13,864	(488)	13,376
3011, 3055 & 3077 Comcast Place	—	7,013	998	21,858	7,739	37,608	—	37,608	(1,675)	35,933
140 Depot Street	—	3,560	1,172	11,898	158	16,788	—	16,788	(564)	16,224
12650 Ingenuity Drive	12,333	3,520	397	13,330	1,517	18,764	—	18,764	(695)	18,069
Crest Ridge Corporate Center I	—	4,624	335	16,024	3,174	24,157	—	24,157	(984)	23,173

Schedule III—Properties and Accumulated Depreciation Through December 31, 2010 (in Thousands)

	Acquisition Costs						Improvements Subsequent to Purchase Date	Total Cost	Accumulated Depreciation and Amortiza- tion	Net Investments in Real Estate
Property	Encumbrances Net	Land	Site Improve- ments	Building and Improve- ments	Tenant Improve- ments	Total
West Point Trade Center	—	5,843	2,925	16,067	368	25,203	—	25,203	(644)	24,559
5160 Hacienda Drive	—	8,100	740	20,776	1,693	31,309	—	31,309	(445)	30,864
10450 Pacific Center Court	—	5,000	724	20,410	1,061	27,195	—	27,195	(412)	26,783
225 Summit Avenue	—	7,100	978	25,460	2,240	35,778	—	35,778	(464)	35,314
One WaySide Road	27,018	7,500	517	37,870	2,442	48,329	—	48,329	(657)	47,672
100 Tice Blvd.	45,808	7,300	1,048	47,114	2,231	57,693	—	57,693	(372)	57,321
Ten Parkway North	12,600	3,500	276	15,764	1,368	20,908	—	20,908	(48)	20,860
Pacific Corporate Park	85,000	21,128	43,218	54,202	13,611	132,159	—	132,159	(484)	131,675
4701 Gold Spike Drive	—	3,500	381	14,078	95	18,054	—	18,054	(68)	17,986
1985 International Way	—	2,200	361	10,707	30	13,298	—	13,298	(51)	13,247
Summit Distribution Center	—	2,300	525	9,199	64	12,088	—	12,088	(49)	12,039
3660 Deerpark Boulevard	—	2,400	418	10,127	64	13,009	—	13,009	(51)	12,958
Tolleson Commerce Park II	—	2,200	488	4,981	54	7,723	—	7,723	(32)	7,691
100 Kimball Drive	—	8,800	1,237	39,708	2,869	52,614	—	52,614	—	52,614

	$365,592	$212,858	$94,433	$743,424	$53,212	$1,103,927	$3,258	$1,107,185	$(51,292)	$1,055,893

(1)	Included is an impairment of $9,160,000 at December 31, 2009 due to property vacancy associated with the current challenging economic environment.

Investments in real estate (in thousands):

	December 31,
	2010(1)	2009(2)	2008
Balance, beginning of the year	$671,131	$501,539	$317,038
Acquisitions	466,554	178,282	184,214
Improvements	1,726	470	287
Transfers to joint ventures	(32,226)	—	—

Balance, end of the year	$1,107,185	$680,291	$501,539

(1)	2010 beginning balance includes an impairment of $9,160,000 at December 31, 2009, relative to Kings Mountain III.

(2)

This balance agrees to the total cost of our investments in real estate as presented in the Schedule III table above. Our net investment in real estate is inclusive of our revised cost basis in Kings Mountain III of $15,300,000 which includes the effect of the impairment charge of $9,160,000.

Accumulated depreciation related to investments in real estate (in thousands):

	December 31,
	2010	2009	2008
Balance, beginning of year	$(31,558)	$(16,712)	$(7,233)
Additions	(19,958)	(14,846)	(9,479)
Transfers to joint ventures	224	—	—

Balance, end of the year	$(51,292)	$(31,558)	$(16,712)

The aggregate gross cost of our investments in real estate for U.S. Federal income tax purposes approximated $1,271,465,000, $777,449,000 and $556,945,000 as of December 31, 2010, 2009 and 2008.

Report of Independent Registered Public Accounting Firm

The Members

Duke/Hulfish, LLC:

We have audited the accompanying consolidated balance sheets of Duke/Hulfish, LLC and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, members’ equity, and cash flows for the years ended December 31, 2010 and 2009 and for the period from April 29, 2008 (inception) through December 31, 2008. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke/Hulfish, LLC and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for the years ended December 31, 2010 and 2009 and for the period from April 29, 2008 (inception) through December 31, 2008 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Indianapolis, Indiana

March 17, 2011

DUKE/HULFISH, LLC AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2010 and 2009

	2010	2009
Assets
Land and land improvements	$101,073,838	68,462,328
Buildings	377,321,002	236,469,087
Tenant improvements	71,053,738	47,280,865
Development in progress	13,595,116	—

	563,043,694	352,212,280
Accumulated depreciation	(27,051,517)	(12,466,048)

Net investment property	535,992,177	339,746,232
Cash and cash equivalents	2,919,431	4,821,323
Accounts receivable, net of allowance for doubtful accounts of $50,924 and $0, respectively	2,450,533	1,904,649
Accrued straight line rent	6,301,237	3,735,651
Loan acquisition costs, net of accumulated amortization of $480,952 and $248,371, respectively	2,110,767	828,015
Intangible lease assets and deferred leasing costs, net of accumulated amortization of $7,521,293 and $2,931,382, respectively	82,511,399	30,340,257
Prepaid insurance and other assets	526,903	348,418

	$632,812,447	381,724,545

Liabilities and Members’ Equity
Mortgage notes payable	$242,000,000	150,000,000
Accounts payable and accrued expenses	1,080,619	45,641
Accrued real estate taxes	3,428,300	2,245,203
Accrued interest	1,023,333	697,500
Development in progress payables	2,000,094	480,921
Prepaid rent and security deposits	1,824,513	634,676
Other liabilities	1,339,678	190,651

Total liabilities	252,696,537	154,294,592
Members’ equity	380,115,910	227,429,953

	$632,812,447	381,724,545

See accompanying notes to consolidated financial statements.

DUKE/HULFISH, LLC AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2010 and 2009 and for the period

from April 29, 2008 (inception) through December 31, 2008

	2010	2009	2008
Revenues:
Rental income	$45,028,210	26,086,746	4,789,154
Straight line rental income	2,565,586	3,218,925	516,726

	47,593,796	29,305,671	5,305,880

Operating expenses
Rental expenses	3,743,153	1,897,063	175,180
Property management fees	1,020,105	550,356	108,619
Real estate taxes	5,142,214	2,930,322	371,499
Interest expense	8,893,400	8,576,140	1,612,091
Depreciation and amortization	18,892,655	12,714,850	2,663,582

	37,691,527	26,668,731	4,930,971

Earnings from rental operations	9,902,269	2,636,940	374,909
General and administrative expenses	778,291	596,344	99,734

Operating income	9,123,978	2,040,596	275,175
Interest income	1,693	2,781	821

Net income	$9,125,671	2,043,377	275,996

See accompanying notes to consolidated financial statements.

DUKE/HULFISH, LLC AND SUBSIDIARIES

Consolidated Statements of Members’ Equity

Years ended December 31, 2010 and 2009 and for the period

from April 29, 2008 (inception) through December 31, 2008

	CBRE Operating Partnership L.P.	Duke Realty Limited Partnership	Total
Members’ equity—April 29, 2008 (inception)	$—	—	—
Capital contributions	107,080,823	279,039,150	386,119,973
Capital distributions	—	(252,268,945)	(252,268,945)
Net income	275,996	—	275,996

Members’ equity—December 31, 2008	107,356,819	26,770,205	134,127,024
Capital contributions	82,657,642	77,993,744	160,651,386
Capital distributions	(9,650,000)	(59,741,834)	(69,391,834)
Net income	1,817,196	226,181	2,043,377

Members’ equity—December 31, 2009	182,181,657	45,248,296	227,429,953
Capital contributions	219,572,078	52,774,140	272,346,218
Capital distributions	(104,723,849)	(24,062,083)	(128,785,932)
Net income	7,062,843	2,062,828	9,125,671

Members’ equity—December 31, 2010	$304,092,729	76,023,181	380,115,910

See accompanying notes to consolidated financial statements.

DUKE/HULFISH, LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2010 and 2009 and for the period

from April 29, 2008 (inception) through December 31, 2008

	2010	2009	2008
Cash flows from operating activities:
Net income	$9,125,671	2,043,377	275,996
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,175,380	12,733,848	2,663,582
Amortization of loan acquisition costs	232,581	206,140	42,231
Straight-line rent adjustment	(2,565,586)	(3,218,925)	(516,726)
Accounts receivable, net	(1,256,869)	(2,401,954)	(90,932)
Prepaid insurance and other assets	(178,485)	2,403,455	(2,752,303)
Accounts payable, accrued expenses and other liabilities	907,759	(709,849)	(51,728)
Accrued real estate taxes	400,058	1,170,931	(39,463)
Accrued interest	325,833	236,220	461,280
Prepaid rent and security deposits	705,543	396,228	(115,852)

Net cash provided by (used in) operating activities	26,871,885	12,859,471	(123,915)

Cash flows from investing activities:
Acquisition of real estate assets	(208,056,574)	(31,399,287)	—
Development of real estate assets, net of amounts accrued as of year end	(11,595,022)	—	—
Recurring building improvements	(29,587)	—	—
Recurring leasing costs	(759,949)	—	—

Net cash used in investing activities	(220,441,132)	(31,399,287)	—

Cash flows from financing activities:
Loan acquisition costs	(1,515,333)	—	(1,076,886)
Proceeds from mortgage borrowings	92,000,000	—	150,000,000
Contributions from members	216,668,620	88,941,896	107,280,823
Distributions to members	(115,485,932)	(69,391,834)	(252,268,945)

Net cash provided by financing activities	191,667,355	19,550,062	3,934,992

Net (decrease) increase in cash and cash equivalents	(1,901,892)	1,010,246	3,811,077
Cash and cash equivalents at beginning of period	4,821,323	3,811,077	—

Cash and cash equivalents at end of year	$2,919,431	4,821,323	3,811,077

Supplemental cash flow disclosure:
Cash paid for interest	$8,444,986	8,133,780	1,108,580
Supplemental disclosure of noncash activities:
Contribution of properties by CBRE Operating Partnership, L.P. and related net working capital	$42,377,598	—	—
Contribution of properties by Duke Realty Limited Partnership and related net working capital	—	71,709,490	278,839,150
Declared distribution/contribution—Anson Expansion	$13,300,000	—	—

See accompanying notes to consolidated financial statements.

DUKE/HULFISH, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

(1) The Company

Duke/Hulfish, LLC (Company) was formed on April 29, 2008 (inception) by Duke Realty Limited Partnership (DRLP) and CBRE Operating Partnership, L.P. (CBOP) (collectively, the Members), to own and manage commercial real estate properties. DRLP’s and CBOP’s percentage membership interests in the Company are 20% and 80%, respectively. The term of the Company extends through December 31, 2033 unless the Company is dissolved earlier pursuant to other conditions as defined in the Company’s operating agreement (the Agreement).

On May 5, 2008, the Members entered into a Contribution Agreement with the Company whereby DRLP would contribute properties based on an agreed value to the Company in exchange for cash and a 20% membership interest in the Company. CBOP would contribute cash to the Company in exchange for an 80% membership interest in the Company.

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

On May 13, 2009, the Company acquired two real estate properties from an affiliate of DRLP with a combined agreed value of $31,399,287 including prorations. Cash contributions of $25,137,018 and $6,284,254 were made by CBOP and DRLP, respectively, to the Company.

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

On March 31, 2010, the Company acquired three real estate properties from DRLP with a combined agreed value of $35,150,615 including prorations and CBOP contributed two real estate properties with a combined agreed value of $42,377,598 including prorations. Cash contributions of $28,125,452 and $15,506,883 were made by CBOP and DRLP, respectively, to the Company. A cash distribution of $8,475,518 was made to CBOP in order for CBOP to maintain an 80% interest in the Company.

DUKE/HULFISH, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

On August 24, 2010, the Company acquired 16.2 acres from a joint venture that DRLP had a 50% ownership interest in for an agreed value of $1,458,648 in order to expand a single tenant industrial building located in Indianapolis. The acquisition price is included in development in progress in the accompanying consolidated 2010 balance sheet.

On December 17, 2010, a wholly owned subsidiary of the Company, Duke Princeton, LLC, was formed to acquire directly or indirectly certain office properties. Upon formation, Duke Princeton, LLC entered into a purchase and sale agreement with DRLP and an affiliate of DRLP to acquire certain office properties for a total estimated gross agreed value of $516,650,000. The first tranche (Tranche 1) closed on December 21, 2010 and included seven office buildings located in the Midwest, South and Southeast with a combined gross agreed value of $173,850,000. The second tranche (Tranche 2) includes thirteen office buildings located in the Midwest and the Southeast and is expected to close in the first half of 2011 for an estimated combined gross agreed value of $342,800,000.

As part of Tranche I, the Company acquired five real estate properties from DRLP with a combined agreed value of $119,981,127 including prorations. Cash contributions of $96,065,493 and $24,016,373 were made by CBOP and DRLP, respectively, to the Company. In addition, as part of Tranche I, the Company acquired two real estate properties from an affiliate of DRLP with a combined agreed value of $52,924,832 including prorations. Cash contributions of $42,363,535 and $10,590,884, were made by CBOP and DRLP, respectively, to the Company.

As of December 31, 2010, the Company’s portfolio consisted of eight single tenant industrial buildings, 11 single tenant office buildings and five multi-tenant office buildings located in the Midwest, South, Southeast and Southwest comprising approximately 8.1 million square feet. The portfolio is 99.44% leased as of December 31, 2010.

(2) Summary of Significant Accounting Policies

a. Financial Accounting Standards Board (FASB) Codification

During 2009, the Company adopted the Financial Accounting Standards Board Accounting Standards Codification (FASB ASC), which reorganized all existing authoritative pronouncements from the various U.S. accounting standard setters into one comprehensive body of literature. The codification has no effect on any of the Company’s accounting policies.

b. Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, DH Franklin, LLC, DH Anson, LLC, DH Jacksonville, LLC, DH Plainfield, LLC, DH Wilmer, LLC, DH Buckeye, LLC, DH West Jefferson, LLC, DH Katy, LLC, DH Orlando, LLC, DH Tampa LLC, DH Northpoint III, LLC, DH Goodyear, LLC and Duke Princeton, LLC.

All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

c. Real Estate Investments

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

The Company capitalizes interest and direct and indirect project costs associated with the initial construction of a property up to the time the property is substantially complete and ready for its intended use. The Company believes the completion of the building shell is the proper basis for determining substantial completion and that this basis is the most widely accepted standard in the real estate industry. The interest rate used to capitalize interest is based upon the Company’s average borrowing rate on existing debt.

DUKE/HULFISH, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

The Company capitalizes direct and indirect costs, including interest costs, on vacant space during extended lease-up periods after construction of the building shell has been completed if costs are being incurred to ready the vacant space for its intended use. If costs and activities incurred to ready the vacant space cease, then cost capitalization is also discontinued until such activities are resumed. Once necessary work has been completed on a vacant space, project costs are no longer capitalized. The Company ceases capitalization of all project costs on extended lease-up periods after the shorter of a one-year period after the completion of the building shell or when the property attains 90% occupancy. In addition, all leasing commissions paid to third parties for new leases or lease renewals are capitalized and amortized over the life of the related lease.

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

Acquisition of Real Estate Property and Related Assets: On January 1, 2009, the Company adopted the new accounting standard (FASB ASC 805) on purchase accounting, which requires acquisition related costs to be expensed immediately as period costs. Acquisition costs amounted to $136,527 for the year ended December 31, 2010 and are included in rental expenses in the accompanying 2010 consolidated statement of operations. Acquisition costs for the year ended December 31, 2009 and for the period from April 29, 2008 (inception) through December 31, 2008 were not material to the accompanying financial statements.

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

¡

The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate that reflects the risks associated with the lease) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the amounts that would be paid using current fair market rates over the remaining term of the lease. The amounts allocated to above market leases and below market leases are included in intangible lease assets and other liabilities, respectively, in the consolidated balance sheet and are amortized to rental income over the remaining terms of the respective leases.

¡

The total amount of intangible assets is further allocated to in-place lease values, based upon management’s assessment of their respective values. These intangible assets are included in intangible lease assets in the consolidated balance sheet and are amortized to depreciation and amortization over the remaining term of the existing lease.

d. Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents.

DUKE/HULFISH, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

e. Valuation of Receivables

The Company reserves the entire receivable balance, including straight-line rent, of any tenant with an amount outstanding over 90 days. Additional reserves are recorded as necessary for more current amounts, where collectibility is deemed doubtful. Straight-line rent receivables for any tenant with long-term risk, regardless of the status of rent receivables, are reviewed and reserved as necessary.

f. Deferred Costs

Costs incurred in connection with obtaining financing are amortized to interest expense on the straight-line method, which approximates the interest method, over the term of the related loan. All direct and indirect costs, including estimated internal costs, associated with the leasing of real estate investments owned by the Company are capitalized and amortized over the term of the related lease. The Company includes lease incentive costs, which are payments made on behalf of a tenant to sign a lease, in intangible lease assets and amortizes them on a straight-line basis over the respective lease terms as a reduction of rental income. The Company includes as lease incentives amounts funded to construct tenant improvements owned by the tenant. Unamortized costs are charged to expense upon the early termination of the lease.

g. Revenues

The timing of revenue recognition under an operating lease is determined based upon ownership of the tenant improvements. If the Company is the owner of the tenant improvements, revenue recognition commences after the improvements are completed and the tenant takes possession or control of the space. In contrast, if the Company determines that the tenant allowances they are funding are lease incentives, then the Company commences revenue recognition when possession or control of the space is turned over to the tenant. Rental income from leases with scheduled rental increases during their terms is recognized on a straight-line basis. The Company includes reimbursements of specified operating expenses in rental income.

The Company records lease termination fees when a tenant has executed a definitive termination agreement with the Company and the payment of the termination fee is not subject to any material conditions that must be met or waived before the fee is due to the Company.

h. Income Taxes

For Federal and state income tax purposes, the Company is treated as a limited liability company and the allocated share of income or loss for the year is included in the income tax returns of the members; accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements.

The Company accounts for uncertain tax positions in accordance with FASB ASC 740-10 (Interpretation 48) which prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FASB ASC 740-10 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods and disclosures for uncertain tax positions. The tax years from April 29, 2008 (inception) through 2010 remain open to examination by the taxing jurisdictions to which the Company is subject.

i. Fair Value Measurements

On January 1, 2009, the Company adopted a new accounting standard that establishes a framework for measuring fair value of nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis but only in certain circumstances, such as a business combination.

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

DUKE/HULFISH, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

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

The fair value approximates the carrying value for all financial instruments except for indebtedness, which is discussed in note 5.

j. Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3) Property Contributions and Acquisitions

During 2010 CBOP contributed two real estate properties to the Company. During 2010 the Company acquired eight real estate properties from DRLP. During 2010 and 2009, the Company acquired two real estate properties each year from an affiliate of DRLP. During 2009 and 2008, DRLP contributed three and seven real estate properties, respectively, to the Company. The 2010 and 2009 contributions and acquisitions were financed through cash contributions. The 2008 contributions were financed through cash contributions and mortgage note borrowings. The assets contributed and acquired were recorded at their agreed upon value at the date of contribution or acquisition, as summarized below:

	2010	2009	2008
Land and land improvements	$32,611,510	15,963,234	52,498,094
Building	140,826,903	56,439,864	180,031,798
Tenant improvements	23,772,873	19,317,064	27,964,801
Intangible lease assets	55,401,043	12,648,312	20,623,327

Total assets acquired	252,612,329	104,368,474	281,118,020
Intangible lease liabilities	(198,479)	—	—
Net working capital assumed	(1,979,663)	(1,259,697)	(2,278,869)

Purchase price, net of assumed working capital	$250,434,187	103,108,777	278,839,151

The allocation to tangible assets (buildings, tenant improvements and land and land improvements) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions, and costs to execute similar leases. The Company’s valuation estimates primarily relied upon Level 3 inputs, as previously defined. The total amount of intangible assets is allocated to in-place lease values based upon management’s assessment of their respective values. The Company’s valuation estimates primarily relied upon Level 3 inputs, as previously defined. In-place lease intangible assets are amortized over the remaining life of the related leases, which is approximately nine years. Amortization expense for in-place lease intangible assets was $4,307,186, $2,399,882 and $512,502 for the years ended December 31, 2010 and 2009 and for the period from April 29, 2008 (inception) through December 31, 2008, respectively. Estimated amortization expense for the next five years and thereafter is as follows:

Year:
2011	$9,691,324
2012	9,691,324
2013	9,689,770
2014	9,687,593
2015	9,687,593
Thereafter	24,251,066

$72,698,670

DUKE/HULFISH, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using an interest rate that reflects the risks associated with the lease) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the amounts that would be paid using current fair market rates over the remaining term of the lease. The Company’s valuation estimates primarily relied upon Level 3 inputs, as previously defined. Above and below market lease intangibles are amortized over the remaining life of the related leases, which is approximately 10 years. Net amortization expense of $282,725 and $18,998 is included as a reduction to rental income in the accompanying 2010 and 2009 consolidated statements of operations, respectively. There was no net amortization expense included as a reduction to rental income for the period from April 29, 2008 (inception) through December 31, 2008. Estimated net amortization expense for the next five years and thereafter is as follows:

Year:
2011	$1,010,103
2012	973,898
2013	839,508
2014	812,630
2015	812,348
Thereafter	3,804,471

$8,252,958

The results of operations for the acquired properties have been included in operating income in the accompanying consolidated statements of operations since the date of contribution or acquisition.

Fair Value Measurements

The fair value estimates used in allocating the aggregate purchase price of each acquisition and contribution among the individual components of real estate assets and liabilities were determined primarily through calculating the “as-if vacant” value of each building, using the income approach, and relied significantly upon internally determined assumptions. The Company, thus, determined these estimates to have been primarily based upon Level 3 inputs, which are unobservable inputs based on the Company’s assumptions. The most significant assumptions utilized in these estimates, for 2010 acquisitions, are summarized as follows:

Discount rate	9.6% – 10.3%
Capitalization rate	7.2% – 9.5%
Lease up period	12 – 24 months
Net rental rate per square foot	$12.75 – 18.00

(4) Related Party Transactions

The following summarizes the significant arrangements with entities affiliated with DRLP that provide services to the Company:

¡

Management, accounting and other professional services are provided for a fee equal to the greater of (1) 2% of the base rent under each lease or (2) the amount of property management fees recoverable from a tenant as additional rent under its lease, as defined. These fees amounted to $1,020,105, $550,356 and $108,619 for the years ended December 31, 2010 and 2009 and for the period from April 29, 2008 (inception) through December 31, 2008, respectively, and are included in property management fees in the accompanying statements of operations.

¡

Maintenance services are provided for a fee based on established hourly rates, which amounted to $252,923, $151,979 and $3,142 for the years ended December 31, 2010 and 2009 and for the period from April 29, 2008 (inception) through December 31, 2008, respectively, and are included in rental expenses in the accompanying statements of operations.

¡

Administration is provided for an administration fee equal to 15 basis points (0.15%) per annum of the stated value of the properties owned by the Company or its subsidiaries. These fees amounted to $681,603, $479,844 and $98,548 for the years ended December 31, 2010 and 2009 and for the period from April 29, 2008 (inception) through December 31, 2008, respectively, and are included in general and administrative expenses in the accompanying statements of operations.

DUKE/HULFISH, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

¡

Pursuant to the management agreement, DRLP obtains insurance on behalf of the Company. Amounts incurred for insurance premiums were $858,759, $502,011 and $85,499 for the years ended December 31, 2010 and 2009 and for the period from April 29, 2008 (inception) through December 31, 2008, respectively, and are included in rental expenses in the accompanying statements of operations.

¡

Construction management services for tenant improvement costs and expansion projects are provided for a fee of 10% of hard costs, which amounted to $1,048,442 in 2010. There were no construction management fees incurred during 2009 or 2008.

¡	Development services are provided for a fee of 4% of defined project costs, which amounted to $461,314 in 2010. There were no development fees incurred during 2009 or 2008.

A payable of $188,573 and $272,162 for operating expenses and administration fees due to DRLP or its affiliates are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2010 and 2009, respectively.

(5) Indebtedness

On September 30, 2008, the Company entered into a loan agreement that allowed the Company to borrow up to $150,000,000 with 40/86 Mortgage Capital, Inc. (40/86).

In 2008, the Company entered into five mortgage notes with 40/86 totaling $99,200,000, which are secured by five properties contributed in 2008. These mortgage notes bear interest at a fixed rate of 5.58% per annum and provide for monthly interest-only payments through October 1, 2013, at which time all remaining unpaid interest and principal are due.

In 2008, the Company entered into two additional mortgage notes with 40/86 totaling $50,800,000 which are secured by two additional properties that were contributed in 2008. These mortgage notes bear interest at a fixed rate of 5.58% per annum and provide for monthly interest-only payments through January 1, 2014, at which time all remaining unpaid interest and principal are due.

On November 24, 2010, the Company entered into eight mortgage notes with MetLife totaling $92,000,000. These mortgage notes bear interest at a fixed rate of 4.25% per annum and provide for monthly interest and principal payments based on a 30 year amortization period through December 1, 2015, at which time all remaining unpaid interest and principal are due. These mortgage notes are secured by nine properties acquired or contributed during 2009 and 2010.

The Company is in compliance with the terms of the mortgage notes at December 31, 2010 and 2009.

At December 31, 2010, the future minimum principal payments of mortgage notes payable are as follows:

Year:
2011	$1,550,997
2012	1,618,214
2013	100,888,343
2014	52,561,512
2015	85,380,934

$242,000,000

Interest capitalized amounted to $110,000 in 2010. There was no interest capitalized during 2009 or 2008.

The Company has estimated the fair value of the mortgage notes to be approximately $243,000,000 and $147,800,000 at December 31, 2010 and 2009, respectively. The estimated fair value has been determined by the Company using available market information and a discounted cash flow methodology using an interest rate of 4.8% and 6.00% at December 31, 2010 and 2009, respectively. Considerable judgment is however required in interpreting market data to develop the estimates of fair value. The current market rate the Company utilized was internally estimated; therefore, the Company concluded its determination of the fair value of its fixed rate secured debt was primarily based upon Level 3 inputs (as described in note 2). The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the liability. The use of different assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

DUKE/HULFISH, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

The following table summarizes the book value and changes in the fair value of the Company’s mortgage notes for the year ended December 31, 2010:

	Book value at December 31, 2009	Book value at December 31, 2010	Fair value at December 31, 2009	Issuances	Payoffs	Adjustments to fair value	Fair value at December 31, 2010
Mortgage notes	$150,000,000	242,000,000	147,800,000	92,000,000	—	3,200,000	243,000,000

On February 28, 2011, the Company deposited $300,000 with Wells Fargo Bank, N.A. in acceptance of a term sheet to enter into a $275,000,000 unsecured credit facility (The Facility) with an anticipated closing date of March 31, 2011. The proceeds would be used to fund the acquisition of the Tranche 2 properties discussed in note 1. The Facility would have an initial loan term of six months and would include two six-month extension options if certain conditions are met. The Facility would require interest only payments of LIBOR plus 250 basis points. An origination fee of $1,650,000 would be due at closing.

(6) Leasing Activity

The Company leases its operating properties to tenants under agreements that are classified as operating leases. At December 31, 2010, future minimum receipts from tenants on leases for each of the next five years and thereafter are as follows:

Year:
2011	$58,834,375
2012	59,553,227
2013	59,505,764
2014	60,383,347
2015	61,032,876
Thereafter	233,926,005

$533,235,594

In addition to minimum rents, certain leases require reimbursements of specified operating expenses, which amounted to $7,534,312, $4,525,455 and $722,632 for the years ended December 31, 2010 and 2009 and for the period from April 29, 2008 (inception) through December 31, 2008, respectively.

Two tenants occupy 28% of the Company’s 8.1 million total square feet in six industrial buildings. These two tenants account for approximately 33% of future minimum receipts.

(7) Members’ Equity

Operating and Financing Distributions

The Company pays operating distributions to its members in accordance with the appropriate provisions of the Agreement dated May 5, 2008 and amended and restated December 17, 2010. The Agreement provides the Members a first tier return equal to 6.25% per annum of the Members’ Unrecovered Capital, as defined, which shall be paid quarterly to the extent cash is available. CBOP has priority over DRLP for payment of first tier returns. To the extent any first tier return is not paid, it shall accumulate and compound with interest on the unpaid amount at the first tier rate.

If the first tier return is paid, then available cash shall be paid pro rata to the Members until the Members have received a return of their Unrecovered Capital. Once the Members have received the return of their Unrecovered Capital, then the balance is distributed to the Members in accordance with their membership interests (80% to CBOP and 20% to DRLP).

The primary distinction between the Members is the distribution priority and voting rights. CBOP has priority on distributions and has greater voting rights than DRLP. However, all Major Decisions, as defined in the Agreement, require unanimous consent of all members of the Company’s executive committee.

DUKE/HULFISH, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009

In addition, the Agreement provides for distributions of Net Capital Transaction Proceeds, as defined. Net capital transaction proceeds are distributed first to members who have made priority loans. Proceeds would then be allocated to the Members in proportion to their Unrecovered Capital balances, which is 80% and 20% to CBOP and DRLP, respectively. Excess proceeds would then be allocated to CBOP until those distributions equal CBOP’s cumulative First Tier Return (6.25%) from the inception of the Company to the date of such distribution; then to DRLP until the distributions equal DRLP’s cumulative First Tier Return (6.25%) from the inception of the Company to the date of such distribution; then to the Members in accordance with their percentage membership interests until the cumulative distributions received by CBOP equal an amount needed to attain a 10% internal rate of return for CBOP. The balance would then be allocated 25% to DRLP and 75% to CBOP.

Proceeds from debt financing of $29,234,174 were distributed to DRLP during 2008 and are reflected as a reduction of DRLP’s equity at December 31, 2008. In connection with the November 2010 financing discussed in note 5, proceeds from debt financing of $72,888,331 and $18,222,083 were distributed to CBOP and DRLP, respectively, during 2010 and are reflected as a reduction of CBOP’s and DRLP’s equity at December 31, 2010.

Operating proceeds of $12,720,000 and $3,180,000 were distributed to CBOP and DRLP, respectively, for the year ended December 31, 2010. In addition, operating distributions of $10,640,000 and $2,660,000 to CBOP and DRLP, respectively, were declared in 2010 and recontributed to the Company in order to fund development costs. The Company is treating these amounts as distributions and contributions in the accompanying consolidated 2010 Statement of Members’ Equity. Operating proceeds of $9,650,000 and $2,412,500 were distributed to CBOP and DRLP, respectively for the year ended December 31, 2009.

As of December 31, 2010, there were no unpaid and accumulated first tier returns due to CBOP or DRLP.

As of December 31, 2009, there were $237,694 and $55,947 of unpaid and accumulated first tier returns due to CBOP and DRLP, respectively.

Liquidation Distributions and Allocation of Net Income

Net income is allocated to the partners based on how proceeds would be allocated in connection with a hypothetical liquidation of the Company at book value. Proceeds would first be allocated to the Members in proportion to their Unrecovered Capital balances, which is 80% and 20% to CBOP and DRLP, respectively. Excess proceeds would then be allocated to CBOP until those distributions equal CBOP’s cumulative First Tier Return (6.25%) from the inception of the Company to the date of such distribution; then to DRLP until the distributions equal DRLP’s cumulative First Tier Return (6.25%) from the inception of the Company to the date of such distribution; then to the Members in accordance with their percentage membership interests until the cumulative distributions received by CBOP equal an amount needed to attain a 10% internal rate of return for CBOP. The balance would then be allocated 25% to DRLP and 75% to CBOP.

In connection with the amended and restated Agreement, the Agreement provides for a call option that upon the occurrence of a Trigger Event, as defined, CBOP may elect to acquire DRLP’s interest in the Company. The call price would be based on the average of each of the Members’ qualified appraiser’s written appraisals for the fair market value of the real estate properties if the appraisals are within 10% of the lower fair market value. If the appraisals are not within 10% of the lower fair market value then a third appraisal is performed and the call price is calculated in accordance with the provisions of the Agreement.

Schedule III

DUKE/HULFISH, LLC AND SUBSIDIARIES

Properties and Accumulated Depreciation

December 31, 2010

(In thousands)

	Initial cost to the real estate entity that acquired properties
Property	Encumbrances, net	Land	Site improvements	Building and improvements	Tenant improvements	Total acquisition value	Improvements subsequent to purchase date	Total cost	Accumulated depreciation and amortization
Buckeye Logistics Center	$20,000	3,850	3,575	25,108	6,651	39,184	—	39,184	(3,904)
Aspen Corporate Center 500	21,200	2,889	2,876	21,223	7,089	34,077	—	34,077	(3,207)
AllPoints at Anson Bldg. 1	17,000	1,381	4,228	20,029	5,618	31,256	—	31,256	(3,046)
201 Sunridge Blvd.	19,400	5,310	2,304	21,136	934	29,684	(10)	29,674	(1,746)
12200 President’s Court	21,600	6,064	5,985	21,836	776	34,661	—	34,661	(2,302)
AllPoints Midwest Bldg. 1	24,000	3,370	6,720	33,769	3,889	47,748	—	47,748	(3,423)
125 Enterprise Parkway	26,800	1,915	2,053	36,909	3,008	43,885	—	43,885	(2,769)
Fairfield Distribution IX	—	443	1,438	4,414	875	7,170	—	7,170	(424)
Celebration Office Center III	9,500	1,470	1,659	9,138	3,028	15,295	—	15,295	(1,262)
1400 Ravello Drive	8,500	1,645	404	7,540	3,182	12,771	—	12,771	(859)
Northpoint III	11,000	809	1,213	11,147	3,255	16,424	7	16,431	(760)
Goodyear Crossing II	21,000	2,940	3,920	24,223	8,977	40,060	—	40,060	(1,854)
1400 Perimeter Park Drive	2,500	346	320	2,892	865	4,423	—	4,423	(118)
3900 N. Paramount Parkway	8,250	612	564	8,532	2,403	12,111	30	12,141	(320)
3900 S. Paramount Parkway	8,250	612	564	9,790	2,836	13,802	—	13,802	(364)
RT Miramar I	9,800	3,350	1,155	7,375	716	12,596	—	12,596	(266)
RT Miramar II	13,200	4,500	1,255	14,079	836	20,670	—	20,670	(428)
McAuley Place	—	1,420	951	21,897	850	25,118	—	25,118	—
Easton III	—	2,002	651	10,246	2,147	15,046	—	15,046	—
533 Maryville Centre	—	1,768	305	16,609	48	18,730	—	18,730	—
555 Maryville Centre	—	1,765	429	13,371	152	15,717	—	15,717	—
Point West I	—	949	2,313	13,247	6,479	22,988	—	22,988	—
Regency Creek I	—	1,542	1,619	12,677	2,251	18,089	—	18,089	—
Sam Houston Crossing One	—	1,855	1,766	10,107	4,189	17,917	—	17,917	—

	$242,000	52,807	48,267	377,294	71,054	549,422	27	549,449	(27,052)

Investments in real estate (in thousands):
Balance, beginning of the year	$352,212
Acquisitions	197,207
Improvements	30

Balance, end of the year	$549,449

Accumulated depreciation related to investment in real estate (in thousands):
Balance, beginning of the year	$(12,466)
Additions	(14,586)

Balance, end of the year	$(27,052)

See accompanying independent auditors’ report.

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

Hong Kong, China

June 25, 2009

CB Richard Ellis Strategic Partners Asia II, L.P. and

CB Richard Ellis Strategic Partners Asia II-A, L.P.

Combined Statements of Assets, Liabilities and Partners’ Capital

(Dollar Amounts in Thousands)

	December 31
	2010	2009	2008
	(Unaudited)	(Unaudited)
ASSETS
Investments in Real Estate Related Assets at Estimated Fair Value (Cost of $236,915 (unaudited), $314,868 (unaudited) and $307,189 at December 31, 2010, 2009 and 2008, respectively)	$237,645	$332,712	$306,700
Cash and Cash Equivalents	10,209	2,809	4,163
Restricted Cash	5,139	6,342	2,212
Deferred Loan Fees, Net of Amortization	966	1,235	1,741
Purchase Deposit	—	—	3,702
Prepaid Interest	—	—	248
Other Assets	40	838	415

	$253,999	$343,936	$319,181

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Mortgage and Mezzanine Loans	$43,019	$68,686	$95,606
Note Payable to Banks Under Line of Credit	4,307	102,716	230,016
Fees Payable to Related Parties	1,136	1,544	2,228
Accrued Foreign Taxes on Dispositions of Investments in Real Estate Related Assets	4,500	—	2,450
Deferred Foreign Taxes on Unrealized Appreciation of Investments in Real Estate Related Assets	3,876	—	—
Unrealized Loss on Forward Purchase Contract	—	6,561	14,453
Unrealized Loss on Foreign Currency Contract at Fair Value	5,296	1,616	—
Other Liabilities	2,822	788	1,836

	$64,956	$181,911	$346,589

COMMITMENTS
PARTNERS' CAPITAL	189,043	162,025	(27,408)

	$253,999	$343,936	$319,181

See accompanying notes to combined financial statements.

CB Richard Ellis Strategic Partners Asia II, L.P. and

CB Richard Ellis Strategic Partners Asia II-A, L.P.

Combined Schedule of Real Estate Related Assets

(Dollar Amounts in Thousands)

		December 31, 2010			December 31, 2009			December 31, 2008
		(Unaudited)			(Unaudited)
Ownership Interest(1)	Description	Cost	Fair Value	% of Total Real Estate Related Assets	Cost	Fair Value	% of Total Real Estate Related Assets	Cost	Fair Value	% of Total Real Estate Related Assets
Investments in Real Estate:
99.999%	Retail/Residential Tokyo, Japan	$51,003	$38,346	16.0%	$44,628	$37,644	11.2%	$45,500	$50,928	16.5%

99.94%	Retail Tokyo, Japan	63,624	41,226	17.1%	55,724	36,031	10.7%	52,120	58,940	19.1%

SOLD	Residential Beijing, China	—	—	—	69,613	78,032	23.2%	65,206	65,206	21.2%

		$114,627	$79,572	33.1%	$169,965	$151,707	45.1%	$162,826	$175,074	56.8%
Joint Venture Investments in Real Estate:

SOLD	Mixed-use Tianjin, China	$—	$—	—%	$25,692	$66,718	19.8%	$25,072	$31,423	10.2%

52.00%	Mixed-use Shanghai, China	37,021	55,949	23.3%	36,169	36,610	10.9%	36,162	30,315	9.8%

25.00%	Residential Tianjin, China	45,552	45,373	18.9%	45,323	36,660	10.9%	44,564	37,755	12.3%

49.00%	Residential Suzhou, China	42,293	59,329	24.7%	41,405	44,703	13.3%	39,925	33,493	10.9%

		$124,866	$160,651	66.9%	$148,589	$184,691	54.9%	$145,723	$132,986	43.2%

		$239,493	$240,223	100.0%	$318,554	$336,398	100.0%	$308,549	$308,060	100.0%
Investment Companies Guide Adjustments(2)		$(2,578)	$(2,578)	0%	$(3,686)	$(3,686)	0%	$(1,360)	$(1,360)	0%

Total Investments in Real Estate Related Assets		$236,915	$237,645	100.0%	$314,868	$332,712	100.0%	$307,189	$306,700	100.0%

(1)

Other than residential property in Beijing with a 100% ownership interest and mixed- use property in Tianjin with a 25% ownership interest, which were sold during the first quarter and second quarter of 2010 respectively, there were no changes in the ownership percentages of the Investments in Real Estate Related Assets during the year ended December 31, 2010.

(2)	The Investment Companies Guide requires other assets and liabilities of the Investments in Real Estate to be classified under Investments in Real Estate Related Assets.

See accompanying notes to combined financial statements.

CB Richard Ellis Strategic Partners Asia II, L.P. and

CB Richard Ellis Strategic Partners Asia II-A, L.P.

Combined Statements of Operations

(Dollar Amounts in Thousands)

	Years Ended December 31
	2010	2009	2008
	(Unaudited)	(Unaudited)
INCOME
Net Income from Real Estate Operations	$2,383	$1,420	$1,387
Other Revenue	—	—	40

	2,383	1,420	1,427

EXPENSES
Investment Management Fees	4,855	5,165	5,334
Interest Expense	2,720	5,205	2,187
Loan Fees	1,096	1,378	784
Other Expenses	1,248	932	1,228

	9,919	12,680	9,533

OPERATING LOSS	(7,536)	(11,260)	(8,106)
NET REALIZED GAIN AND UNREALIZED APPRECIATION (DEPRECIATION)
Dispositions of Investments in Real Estate Related Assets
Net Sales Proceeds	136,598	—	—
Cost of Investments Inclusive of Investment Companies Guide Adjustments	(91,593)	—	—
Foreign Taxes on Dispositions of Investments in Real Estate Related Assets	(4,500)	—	—

Net Realized Gain	40,505	—	—
Reversal of Unrealized Appreciation Recorded in Prior Years	(49,445)	—	—
Unrealized Appreciation (Depreciation) of Investments in Real Estate Related Assets	32,331	18,333	(9,870)
Deferred Foreign Taxes on Unrealized Appreciation of Investments in Real Estate Related Assets	(3,876)	2,450	(592)
Unrealized and Realized Gain (Loss) on Forward Purchase Contracts	6,561	4,134	(20,962)
Unrealized Loss on Foreign Currency Contract at Fair Value	(3,680)	(1,616)	—
Unrealized Foreign Currency Translation Gain	4,545	2,505	1,814

Net Realized Gain and Unrealized Appreciation (Depreciation)	26,941	25,806	(29,610)

NET INCREASE (DECREASE) IN PARTNERS CAPITAL RESULTING FROM OPERATIONS	$19,405	$14,546	$(37,716)

See accompanying notes to combined financial statements.

CB Richard Ellis Strategic Partners Asia II, L.P. and

CB Richard Ellis Strategic Partners Asia II-A, L.P.

Combined Statements of Partners’ Capital

(Dollar Amounts in Thousands)

		Year Ended December 31, 2008					Year Ended December 31, 2009				Year Ended December 31, 2010
							(Unaudited)				(Unaudited)
PARTNERS	Total Capital Commit- ment	Capital at January 1, 2008	Contri- butions from Partners	Operating Loss	Net Unrealized Depre- ciation	Capital at December 31	Contri- butions from Partners	Operating Loss	Net Realized and Unrealized Appre- ciation	Capital at December 31	Contri- butions from Partners	Operating Loss	Net Realized Gain and Unrealized Appre- ciation	Distri- butions	Capital at December 31
LIMITED PARTNERS	$394,203	$9,608	$700	$(8,106)	$(29,610)	$(27,408)	$174,887	$(11,260)	$25,806	$162,025	$117,613	$(7,536)	$26,941	$(110,000)	$189,043
GENERAL PARTNER	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

	$394,203	$9,608	$700	$(8,106)	$(29,610)	$(27,408)	$174,887	$(11,260)	$25,806	$162,025	$117,613	$(7,536)	$26,941	$(110,000)	$189,043

See accompanying notes to combined financial statements.

CB Richard Ellis Strategic Partners Asia II, L.P. and

CB Richard Ellis Strategic Partners Asia II-A, L.P.

Combined Statements of Cash Flows

(Dollar Amounts in Thousands)

	Years Ended December 31
	2010	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Increase (Decrease) in Partners' Capital Resulting from Operations	$19,405	$14,546	$(37,716)
Adjustments to Reconcile to Net Cash Flows Provided by (Used in) Operating Activities:
Proceeds from Dispositions of Investments in Real Estate Related Assets	111,519	—	—
Net Realized Gain on Dispositions of Investments in Real Estate Related Assets	(40,505)	—	—
Unrealized (Appreciation) Depreciation of Investments in Real Estate Related Assets	(32,331)	(18,333)	9,870
Reversal of Unrealized Appreciation Recorded in Prior Years	49,445	—	—
Accrual (Reversal) of Foreign Taxes on Unrealized Appreciation of Investments in Real Estate Related Assets	3,876	(2,450)	592
Unrealized and Realized (Gain) Loss on Forward Purchase Contracts	(6,561)	(4,134)	20,962
Unrealized Loss on Foreign Currency Contract at Fair Value	3,680	1,616	—
Unrealized Foreign Currency Translation Gain	(4,545)	(2,505)	(1,814)
Amortization and Loan Fees Paid	445	556	990
Increase in Investments in Real Estate Related Assets	(9,683)	(32,094)	(168,315)
Decrease (Increase) in Restricted Cash	1,203	(4,130)	68
Increase in Purchase Deposit	—	(56)	(10,211)
Decrease in Prepaid Interest	—	248	887
Decrease (Increase) in Other Assets	798	(423)	(365)
(Decrease) Increase in Fees Payable to Related Parties	(408)	(684)	323
Increase (Decrease) in Other Liabilities	2,034	(1,048)	1,679

Net Cash Flows Provided by (Used in) Operating Activities	98,372	(48,891)	(183,050)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings Under Line of Credit	4,307	44,353	185,047
Repayments Under Line of Credit	(102,716)	(171,653)	—
Loan Fees Paid	(176)	(50)	(1,392)
Contributions from Partners	117,613	174,887	700
Distributions to Partners	(110,000)	—	—

Net Cash Flows (Used in) Provided by Financing Activities	(90,972)	47,537	184,355

Net Increase (Decrease) in Cash and Cash Equivalents	7,400	(1,354)	1,305
Net Cash and Cash Equivalents, Beginning of the Year	2,809	4,163	2,858

Net Cash and Cash Equivalents, End of the Year	$10,209	$2,809	$4,163

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Year for Interest Including Amounts Capitalized	$1,310	$8,205	$5,624

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:
Mortgage Loan Paid Off by the Buyer Relating to the Sale of an Investment in Real Estate Related Assets	$25,079	$—	$—
Mortgage and Mezzanine Loans Assumed upon Acquisition of Investments in Real Estate Related Assets	$—	$—	$24,994
Deferred Loan Fees Recorded Relating to Assumed Loans	$—	$—	$868

See accompanying notes to combined financial statements.

CB Richard Ellis Strategic Partners Asia II, L.P. and

CB Richard Ellis Strategic Partners Asia II-A, L.P.

Notes to Combined Financial Statements

December 31, 2010 (unaudited), 2009 (unaudited) and 2008

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

The final closing of the Partnership occurred on January 31, 2008 (Final Closing). As of January 31, 2008, committed capital totaled $394,202,500. Two years from the Final Closing (the Commitment Period), the limited partners of the Partnership (Limited Partners) will be released from any further obligation with respect to unfunded committed capital, except for certain instances as described in the Partnership Agreement. In early January 2010, the Partnership received consent from the Limited Partners for an extension of the Partnership’s Commitment Period for 12 months to January 31, 2011. In January 2011, the Partnership received consent from the Limited Partners for an extension of the Partnership’s Commitment Period for an additional 12 months to January 31, 2012 (see Note 13).

The Partnership has a term of eight years; however, the Partnership may be dissolved by a vote of at least two-thirds of the Limited Partners interests (excluding affiliates of the General Partner). The Partnership term may be extended by the General Partner, with consent of two-thirds of the Limited Partner interests, for up to two additional one-year periods to permit the orderly disposition of investments.

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

Although the Partnership does not use the consolidation method of accounting, it does look through its direct and indirect subsidiaries (which are 99.94 % and 99.999% owned) that were formed to invest in real estate. Accordingly, the accounts related to assets and liabilities that are effectively wholly-owned by the Partnership are treated for financial reporting purposes as accounts of the Partnership.

CB Richard Ellis Strategic Partners Asia II, L.P. and

CB Richard Ellis Strategic Partners Asia II-A, L.P.

Notes to Combined Financial Statements—(Continued)

December 31, 2010 (unaudited), 2009 (unaudited) and 2008

b. Valuation of Investments

Investments are carried at fair value and accounted for under the guidance of the accounting standard entitled “Fair Value Measurements” issued by the Financial Accounting Standards Board. This standard provides guidance for measuring fair value of assets and liabilities and clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability in an orderly transaction. The standard also establishes a fair value hierarchy, giving the highest priority to quoted market prices in active markets and the lowest priority to unobservable data.

As of December 31, 2010, 2009 and 2008, investments in real estate related assets were carried at fair value based on an estimate of what a market participant would pay to acquire the Partnership’s interests and any resulting unrealized appreciation (depreciation) from inception or property acquisition, as applicable, through December 31, 2010, 2009 and 2008, is included in the accompanying Combined Statements of Operations for the years then ended.

The fair value measurement standard established a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The hierarchy level assigned to each of the Partnership’s investments is based on the assessment of the transparency and reliability of the inputs used in the valuation of such investment at the measurement date. The three hierarchy levels are defined as follows:

a.	Level 1—Valuations based on unadjusted quoted market prices in active markets for identical assets. The Partnership has no Level 1 category investments as of December 31, 2010, 2009 and 2008.

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

The Partnership’s valuation methodology for each investment in the Partnership as of December 31, 2010 is listed in the following table.

Valuation Methodology for Investments in Strategic Partners Asia II

Property	Location	Property Type	Development Stage	Investment Date	Valuation Methodology
Property 1	Tokyo, Japan	Retail/Residential	Stabilized	Nov-07	External Appraisal Income Approach

Property 2	Tokyo, Japan	Retail	Stabilized	Nov-07	External Appraisal Income Approach

Joint Venture 2	Shanghai, China	Mixed-use	Stabilized	Mar-08	External Appraisal Income Approach

Joint Venture 3	Tianjin, China	Residential	Development	Mar-08	Replacement Cost and Direct Market Comparison Method

Joint Venture 4	Suzhou, China	Residential	Development	Jul-08	Replacement Cost and Direct Market Comparison Method

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

December 31, 2010 (unaudited), 2009 (unaudited) and 2008

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

¡

The direct market comparison approach to property valuation is primarily based on the principle of substitution, which holds that the value of a property tends to be set by the price that would be paid to acquire a substitute property of similar utility and desirability within a reasonable amount of time. Transactions of similar properties are analyzed and compared to the subject property. Factors affecting value include differences in the location, size, quality of construction and other physical features, property rights appraised, timing of sale, and economic and market conditions.

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

December 31, 2010 (Dollar Amounts in Thousands):

Unaudited	Level 1	Level 2	Level 3	Total
Investments in Real Estate	$—	$—	$76,994	$76,994
Joint Venture Investments in Real Estate	—	—	160,651	160,651

Total	$—	$—	$237,645	$237,645

December 31, 2009 (Dollar Amounts in Thousands):

Unaudited	Level 1	Level 2	Level 3	Total
Investments in Real Estate	$—	$—	$148,078	$148,078
Joint Venture Investments in Real Estate	—	—	184,634	184,634

Total	$—	$—	$332,712	$332,712

December 31, 2008 (Dollar Amounts in Thousands):

	Level 1	Level 2	Level 3	Total
Investments in Real Estate	$—	$—	$173,444	$173,444
Joint Venture Investments in Real Estate	—	—	133,256	133,256

Total	$—	$—	$306,700	$306,700

¡

The table below includes a roll forward of the amounts in the Combined Statements of Assets, Liabilities and Partners’ Capital (including the change in fair value) for Investments in Real Estate Related Assets classified by the Partnership within Level 3 of the fair value hierarchy.

CB Richard Ellis Strategic Partners Asia II, L.P. and

CB Richard Ellis Strategic Partners Asia II-A, L.P.

Notes to Combined Financial Statements—(Continued)

December 31, 2010 (unaudited), 2009 (unaudited) and 2008

Investments in Real Estate Related Assets as of December 31, (Dollar Amounts in Thousands):

	2010	2009	2008
	(Unaudited)	(Unaudited)
At January 1	$332,712	$306,700	$108,376
Increase in Investments in Real Estate Related Assets	13,640	7,679	208,194
Dispositions of Investments in Real Estate Related Assets	(141,038)	—	—
Unrealized Appreciation (Depreciation)	32,331	18,333	(9,870)

At December 31	$237,645	$332,712	$306,700

Unrealized Appreciation (Depreciation) on Investments in Real Estate Related Assets

At January 1	$17,844	$(489)	$9,381
Reversal of Unrealized Appreciation Recorded in the Previous Years	(49,445)	—	—
Unrealized Appreciation (Depreciation)	32,331	18,333	(9,870)

At December 31	$730	$17,844	$(489)

Note payable to banks under line of credit, mortgage and mezzanine loans are stated at the outstanding principal amounts. The Partnership has not elected the fair value option accounting standard for any of its notes payable.

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

December 31, 2010 (unaudited), 2009 (unaudited) and 2008

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

e. Loan Fees on Partnership Debt

Loan fees related to Partnership debt are capitalized and amortized over the life of the related debt on a straight-line basis, which approximates the effective interest method. Accumulated amortization of the loan fees related to the subscription line totaled $2,035,000 (unaudited), $1,490,000 (unaudited) and $562,000 as of December 31, 2010, 2009 and 2008, respectively. Accumulated amortization of the loan fees related to mortgage loans totaled $1,138,000 (unaudited), $675,000 (unaudited) and $459,000 as of December 31, 2010, 2009 and 2008, respectively.

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

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of exisiting assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the combined statement of operations in the period that includes the enacted date.

The Partnership has provided for potential foreign taxes amounting to (i) $4,500,000 (unaudited) as of December 31, 2010, $0 (unaudited) as of December 31, 2009 and $0 as of December 31, 2008 relating to dispositions of investments in real estate related assets and (ii) $3,876,000 (unaudited) as of December 31, 2010, $0 (unaudited) as of December 31, 2009 and $2,450,000 as of December 31, 2008 relating to unrealized appreciation on investments in real estate related assets. These amounts are recorded as liabilities in the Combined Statements of Assets, Liabilities and Partners’ Capital.

The Partnership follows the authoritative guidance for uncertainty in income taxes. The General Partner evaluates tax positions taken or expected to be taken in the course of preparing the Partnership’s Combined Financial Statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.

CB Richard Ellis Strategic Partners Asia II, L.P. and

CB Richard Ellis Strategic Partners Asia II-A, L.P.

Notes to Combined Financial Statements—(Continued)

December 31, 2010 (unaudited), 2009 (unaudited) and 2008

The General Partner has concluded that the Partnership has appropriately reflected the income taxes on the Combined Statements of Assets and Liabilities and Partners’ Capital and the Combined Statement of Operations for the years ended December 31, 2010, 2009 and 2008. The General Partner’s conclusions regarding the Partnership’s tax positions may be subject to review and may be adjusted at a later date based on factors including, but not limited to, changes in tax laws, regulations and interpretations thereof.

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

(3) Investments in Real Estate Related Assets

The Partnership’s investments in real estate related assets as of December 31, 2010 consist of equity investments in two wholly-owned properties and three joint ventures consisting of various property types located in China and Japan.

The Partnership entered into an agreement with an affiliate of the General Partner to manage a joint venture property, which commenced in July 2008. Total management fees paid to our affiliate amounted to $72,000 (unaudited), $70,000 (unaudited) and $35,000 for the years ended December 31, 2010, 2009 and 2008 respectively.

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

(5) Debt

(a) Secured Line of Credit

On June 26, 2009, the subscription line credit facility was reduced to a combined maximum borrowing capacity of $180 million. As of December 31, 2009, the Partnership had a $180 million secured revolving subscription line of credit facility. Advances under the credit facility can be drawn in either US Dollars or Japanese Yen. On April 1, 2010, the Partnership reduced the maximum borrowing capacity of the subscription line to a combined maximum borrowing capacity of $100 million, and on June 26, 2010, a US lender became the sole lender to Partnership’s subscription line. The maturity date of the subscription line of credit is June 25, 2011. Advances are secured by unfunded capital commitments of the Limited Partners.

Outstanding advances under the subscription line of credit bear interest at 125 basis points over USD LIBOR for US Dollar borrowings and 125 basis points over Japanese LIBOR for Japanese Yen borrowings. Base Rate borrowings are also permitted, for a limited amount of time, in US Dollars at lender’s prime rate minus 115 basis points, but no less than LIBOR plus the applicable margin then in effect for LIBOR loans with an interest period of three months. The weighted average borrowing rate for the Japanese Yen advances outstanding as of December 31, 2010, 2009 and 2008 were 1.93% (unaudited), 2.14% (unaudited) and 1.91%, respectively. The weighted average borrowing rate for US Dollar advances outstanding as of December 31, 2009 and 2008 was 2.96% (unaudited) and 4.20%, respectively. There were no US Dollar advances outstanding as of December 31, 2010.

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

CB Richard Ellis Strategic Partners Asia II, L.P. and

CB Richard Ellis Strategic Partners Asia II-A, L.P.

Notes to Combined Financial Statements—(Continued)

December 31, 2010 (unaudited), 2009 (unaudited) and 2008

(b) Mortgage and Mezzanine Loans

The Partnership has mortgage and mezzanine loans secured by its retail/residential property located in Japan. The outstanding loan amounts, which are denominated in Japanese Yen, totaled $21,053,000 (unaudited), $19,168,000 (unaudited) and $35,306,000 based on the exchange rate as of December 31, 2010, 2009 and 2008, respectively. Of this, $16,130,000 (unaudited), $14,866,000 (unaudited) and $24,273,000 consists of mortgage loans and $4,923,000 (unaudited), $4,302,000 (unaudited) and $11,033,000 consists of mezzanine loans as of December 31, 2010, 2009 and 2008, respectively. The fixed interest rate on the mortgage loan borrowings is 3.87% for the years ended December 31, 2010 and 2009 (range from 1.75% to 1.84% for the year ended December 31, 2008) and the fixed interest rate on the mezzanine loan borrowings is 5.67% for the years ended December 31, 2010 and 2009 (range from 4.66% to 4.75% for the year ended December 31, 2008). Interest on the loans are due monthly and principal is due at maturity on August 28, 2012.

The Partnership has a mortgage loan secured by its retail property located in Tokyo, Japan. The outstanding loan amount, which is demoninated in Japanese Yen, totaled $21,966,000 (unaudited), $24,524,000 (unaudited) and $35,306,000 based on the exchange rate as of December 31, 2010, 2009, and 2008, respectively. On June 18, 2010, the Partnership refinanced the mortgage loan for a new term of five years at a fixed interest rate of 3.36% per annum (2009 and 2008: 3.21% per annum). The loan is payable monthly, and principal was due at maturity on June 19, 2015.

(c) Fair Value of Debt

December 31, 2010 (Dollar Amounts in Thousands):

(Unaudited)

Property Type/ Location	Property	Outstanding Balance	Fair Value	Favorable/ (Unfavorable) Value	Maturity
Retail/Residential

Tokyo, Japan	Property 1	$21,053	$21,208	$(155)	Aug-28-12

Retail	Property 2	21,966	21,430	536	Jun-19-15

Tokyo, Japan

Mortgage and Mezzanine Loans		$43,019	$42,638	$381

Subscription Line	SPA II Fund	$4,307	$4,270	$37	Jun-25-11

December 31, 2009 (Dollar Amounts in Thousands):

(Unaudited)

Property Type/ Location	Property	Outstanding Balance	Fair Value	Favorable/ (Unfavorable) Value	Maturity
Retail/Residential	Property 1	$19,168	$19,130	$38	Aug-28-12
Tokyo, Japan

Retail	Property 2	24,524	24,379	145	Jun-21-10
Tokyo, Japan

Residential	Property 3	24,994	25,114	(120)	Dec-30-13
Beijing, China

Mortgage and Mezzanine Loans		$68,686	$68,623	$63

Subscription Line	SPA II Fund	$102,716	$101,636	$1,080	Jun-25-10

CB Richard Ellis Strategic Partners Asia II, L.P. and

CB Richard Ellis Strategic Partners Asia II-A, L.P.

Notes to Combined Financial Statements—(Continued)

December 31, 2010 (unaudited), 2009 (unaudited) and 2008

December 31, 2008 (Dollar Amounts in Thousands):

Property Type/ Location	Property	Outstanding Balance	Fair Value	Favorable/ (Unfavorable) Value Differential	Maturity

Retail/Residential	Property 1	$35,306	$35,268	$38	Mar-31-09
Tokyo, Japan

Retail	Property 2	35,306	35,164	142	Jun-21-10
Tokyo, Japan

Residential	Property 3	24,994	24,994	—	Dec-30-13
Beijing, China

Mortgage and Mezzanine Loans		$95,606	$95,426	$180

Subscription Line	SPA II Fund	$230,016	$227,141	$2,875	Jun-25-10

The fair value of the outstanding mortgage loans for the properties is shown in the table above. At December 31, 2010, 2009 and 2008, based on the borrowing rates available to the Partnership for loans with similar terms and maturities, the fair values of mortgage loans are lower than their carrying values by approximately $381,000 (unaudited), $63,000 (unaudited) and $180,000, respectively, which is favorable for the Partnership.

The Partnership’s subscription line of credit can be drawn either in US Dollars or Japanese Yen at a margin of 125 basis points over USD LIBOR or 125 basis points over JPY LIBOR. Given that the margin for similar lines of credit widened to 250 basis points or more as of December 31, 2010, 2009 and 2008, the estimated fair value of the subscription line of credit is lower than its carrying value by approximately $37,000 (unaudited), $1,080,000 (unaudited) and $2,875,000, respectively, as shown in the table above, which is favorable for the Partnership.

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

During the first extension of the Partnership’s commitment period from February 1, 2010 through January 31, 2011, investment management fees were not charged on invested capital that had previously been called in connection with the Partnership’s investments that were sold, if that invested capital was not subject to recall for reinvestment. There was a reduction of invested capital during the first extension of the Fund’s commitment period relating to investments that were sold, and the capital invested in one of those investments was not recallable for reinvestment, so investment management fees for 2010 were reduced by $310,000 (unaudited).

Investment management fees totaling $4,855,000 (unaudited), $5,165,000 (unaudited), and $5,334,000 were incurred for the years ended December 31, 2010, 2009 and 2008, respectively, of which $1,064,000 (unaudited), $1,288,000 (unaudited), and $1,291,000 were included in fees payable to related parties in the accompanying Combined Statements of Assets, Liabilities and Partners’ Capital as of December 31, 2010, 2009 and 2008, respectively.

The Investment Manager also receives an acquisition fee of 0.75% of the Partnership’s total acquisition cost of each investment acquired. With respect to any asset acquired for ground up, new development or asset repositioning involving refurbishment activity, the acquisition fee also includes 0.375% of the amount of projected capital expenditures required for such development or

CB Richard Ellis Strategic Partners Asia II, L.P. and

CB Richard Ellis Strategic Partners Asia II-A, L.P.

Notes to Combined Financial Statements—(Continued)

December 31, 2010 (unaudited), 2009 (unaudited) and 2008

refurbishment activity. There were no acquisition fees paid or payable for the years ended December 31, 2010 and 2009, as the Partnership did not make any acquisitions during those years. Acquisition fees totaling $2,056,000 were incurred for the year ended December 31, 2008, of which $509,000 was included in fees payable to related parties as of December 31, 2008.

Affiliates of the Investment Manager also received fees from the Partnership for various services. All fees incurred were paid as of December 31, 2010, 2009 and 2008, with the exception of various reimbursable costs due to the affiliates of $72,000 (unaudited), $266,000 (unaudited), and $428,000, respectively. A summary of fees incurred related to such services for the years ended December 31, 2010, 2009 and 2008 consist of the following (dollar amounts in thousands):

	2010	2009	2008
	(Unaudited)	(Unaudited)
Property Management Fees	$72	$104	$35
Project Consulting Fees	—	—	101
Real Estate Brokerage Fees	31	—	102
Director Fees	37	35	44
Other*	188	353	428

	$328	$492	$710

*Other	includes travel expense reimbursement, fund/corporate entity formation expense reimbursement, and due diligence expense.

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

a.

The Partnership committed on April 18, 2008, to purchase a to-be-built 27,000 square foot retail building in Japan through a forward purchase contract for JPY 6.1 billion (approximately $75 million). The building was completed in the first quarter of 2009. Notice of termination of the sale and purchase agreement was sent to the seller in March 2009 based on the seller’s breach of certain representations and warranties. In June 2010, the seller withdrew from a mediation process and may proceed with the filing of a lawsuit in the future.

During the third quarter of 2010, the seller sold the property to a third party. The Partnership previously recorded in the Combined Statements of Assets, Liabilities and Partners’ Capital an unrealized loss on the forward purchase contract of JPY 610,000,000 ($6,561,000) (unaudited) as of December 31, 2009, representing a default penalty of 10% of the purchase price. As the property has been sold, and it is unlikely that the seller will proceed with the filing of a lawsuit, the unrealized loss has been reversed in the Combined Statement of Operations as of December 31, 2010. However, if the seller should proceed with the filing of a lawsuit against the Partnership and succeed in the lawsuit, the Partnership may be liable for up to JPY 610,000,000 representing a default penalty of 10% of the purchase price.

b.

The Partnership paid a JPY 925 million purchase deposit to secure another forward purchase contracts. As of December 31, 2008, the Partnership had an unrealized loss of $6,509,000 on this forward purchase contract, and consequently wrote down the carrying value of the purchase deposit to $3,702,000. On November 5, 2009, the Partnership cancelled the transaction, and the purchase deposit was retained by the seller in accordance with the forward purchase contract terms on cancellation. Accordingly, the remaining purchase deposit balance of $3,758,000 (unaudited) was written off as of December 31, 2009.

c.

The forward purchase commitment of another forward purchase contracts was terminated by a memorandum of understanding with the seller executed on April 27, 2009, with the Partnership incurring no additional cost and without liability, and as a result, the Partnership wrote back an unrealized loss of $7,723,000 (unaudited). A JPY 1.96 billion letter of credit issued to the seller by a US lender to secure the Partnership’s forward purchase obligations was successfully terminated on June 10, 2009.

CB Richard Ellis Strategic Partners Asia II, L.P. and

CB Richard Ellis Strategic Partners Asia II-A, L.P.

Notes to Combined Financial Statements—(Continued)

December 31, 2010 (unaudited), 2009 (unaudited) and 2008

(8) Capitalized Interest

Interest is capitalized for the real estate investments under development. Interest expense is net of capitalized interest of $4,221,000 (unaudited) and $5,560,000 for the years ended December 31 2009 and 2008, respectively. There was no interest capitalized for the year ended December 31, 2010 due to the repayment of the corresponding borrowings under the subscription line of credit.

(9) Hedging

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

An Unrealized Loss on Foreign Currency Contract at Fair Value of approximately $5,296,000 (unaudited) and $1,616,000 (unaudited) as of December 31, 2010 and 2009, respectively, from this foreign currency forward contract, as measured by the difference between the forward foreign exchange rate at the date of entry into the contract and the forward rate at the reporting date, is included in the Combined Statements of Assets, Liabilities and Partners’ Capital. This instrument involves market risk and credit risk that may result in a loss in excess of the amount recognized in the Combined Statements of Assets, Liabilities, and Partners’ Capital. Risks arise from the possible inability of the counterparty to meet the terms of the contract and from movement in currency, securities values and interest rates.

This is recorded as follows in the Combined Financial Statements as of December 31, (Dollar Amounts in Thousands):

Foreign Currency Contract	Location	2010	2009	2008
		(Unaudited)	(Unaudited)
Fair value recognized in Combined Statements of Assets, Liabilities and Partners’ Capital	Unrealized Loss on Foreign Currency Contract at Fair Value	$5,296	$1,616	$—

Amount of loss recognized in Combined Statements of Operations	Unrealized Loss on Foreign Currency Contract at Fair Value	$(3,680)	$(1,616)	$—

(10) Dispositions of Investments in Real Estate Related Assets

The Partnership entered into a purchase and sale agreement with a third party buyer on December 7, 2009 to sell residential property (Property 3) in Beijing, China. The sale closed on February 23, 2010 for a gross sale price of $77,949,000 (unaudited), consisting of cash proceeds of $52,870,000 (unaudited), with the buyer separately paying off the existing property loan of $25,079,000 (unaudited).

The Partnership entered into a purchase and sale agreement with a third party buyer on December 24, 2009 to sell the mixed-use property (Joint Venture 1) in Tianjin, China. The sale closed on May 13, 2010 for a gross sale price of $69,754,000 (unaudited) consisting of cash proceeds of $64,901,000 (unaudited), with $4,853,000 (unaudited) held in escrow pending settlement of the remaining construction costs. In addition to the amount held in escrow, $2,270,000 (unaudited) has been recognized in Other Liabilities for additional construction costs potentially due to the buyer.

CB Richard Ellis Strategic Partners Asia II, L.P. and

CB Richard Ellis Strategic Partners Asia II-A, L.P.

Notes to Combined Financial Statements—(Continued)

December 31, 2010 (unaudited), 2009 (unaudited) and 2008

(11) Financial Highlights

The Internal Rate of Return since inception (“IRR”) to the Limited Partners, net of all fees and profit allocations to the General Partner, is 1.15% (unaudited) through December 31, 2010.

The IRR was computed based on quarterly cash inflows and the ending net asset value at the end of the period (residual value) of the Limited Partners’ capital accounts as of December 31, 2010.

The following details ratio to weighted average limited partners’ capital of the Partnership for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(Unaudited)	(Unaudited)
Expenses excluding interest	4.19%	29.59%	75.68%

Investment Loss	(5.17%)	(54.65%)	(93.47%)

(12) Other Assets and Other Liabilities

Other assets and liabilities consist of the following (in thousands):

	2010	2009	2008
	(Unaudited)	(Unaudited)
Prepaid Expenditures	$—	$784	$373
Other Receivables	40	54	42

Other Assets	$40	$838	$415

	2010	2009	2008
	(Unaudited)	(Unaudited)
Accrued Liability Other (Note 10)	$2,270	$—	$—
Accrued Professional Fees Audit	335	261	465
Accrued Expenses	217	527	1,371

Other Liabilities	$2,822	$788	$1,836

(13) Subsequent Events

In January 2011, the Partnership received consent from the Limited Partners for a second extension of the Partnership’s Commitment Period for 12 months to January 31, 2012.

The Partnership has evaluated subsequent events through March 1, 2011, the date the financial statements are available to be issued.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB RICHARD ELLIS REALTY TRUST

Date: March 30, 2011	By:	/S/ LAURIE E. ROMANAK
	Name:	Laurie E. Romanak
	Title:	Chief Financial Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JACK A. CUNEO Jack A. Cuneo	Chairman of the Board, President and Chief Executive Officer, (Principal Executive Officer)	March 30, 2011

/S/ CHARLES E. BLACK Charles E. Black	Trustee	March 30, 2011

/S/ MARTIN A. REID Martin A. Reid	Trustee	March 30, 2011

/S/ JAMES M. ORPHANIDES James M. Orphanides	Trustee	March 30, 2011

/S/ PETER E. DICORPO Peter E. DiCorpo	Trustee	March 30, 2011

/S/ LAURIE E. ROMANAK Laurie E. Romanak	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 30, 2011

EXHIBIT INDEX

Exhibit No.

3.1	Second Amended and Restated Declaration of Trust of CB Richard Ellis Realty Trust (Previously filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-127405) filed September 13, 2006 and incorporated herein by reference).

3.2	Articles of Amendment of Declaration of Trust of CB Richard Ellis Realty Trust (Previously filed as exhibit 3.1 to the current report on Form 8-K (File No. 000-53200) filed June 22, 2009 and incorporated herein by reference).

3.3	Amended and Restated Bylaws of CB Richard Ellis Realty Trust (Previously filed as Exhibit 3.2 to Pre-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-127405) filed September 13, 2006 and incorporated herein by reference).

4.1	Subscription Agreement (Previously filed as Appendix A to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-152653) filed January 23, 2009 and incorporated herein by reference).

10.1	2004 Equity Incentive Plan (Previously filed as Exhibit 10.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-127405) filed October 27, 2005 and incorporated herein by reference).

10.2	2004 Performance Bonus Plan (Previously filed as Exhibit 10.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-127405) filed October 27, 2005 and incorporated herein by reference).

10.3	Third Amended and Restated Advisory Agreement, by and among CB Richard Ellis Realty Trust, CBRE Operating Partnership, L.P., and CBRE Advisors LLC, dated December 21, 2010 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-53200) filed December 23, 2010 and incorporated herein by reference).

10.4	Second Amended and Restated Agreement of Limited Partnership, by and among CB Richard Ellis Realty Trust and the limited partners named therein, dated January 30, 2009 (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-53200) filed February 5, 2009 and incorporated herein by reference).

10.5	CB Richard Ellis Realty Trust Dividend Reinvestment Plan (Previously filed as Appendix B to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-152653) filed January 23, 2009 and incorporated herein by reference).

10.6	Purchase and Sale Agreement, dated as of August 6, 2004, by and between WS Roscoe, LLC and CBRE Operating Partnership, L.P. (Previously filed as Exhibit 10.6 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.7	Purchase and Sale Agreement, dated as of November 2, 2004, by and between Taunton Industrial Associates LLC and RT Taunton, LLC (Previously filed as Exhibit 10.7 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.8	Purchase and Sale Agreement, dated as of May 10, 2005, by and between Deerfield Commons I LLC and RT Deerfield I, LLC (Previously filed as Exhibit 10.8 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.9	License Agreement, dated as of July 19, 2005, by and among CB Richard Ellis Realty Trust, CB Richard Ellis, Inc. and CB Richard Ellis of California, Inc. (Previously filed as Exhibit 10.9 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-127405) filed October 27, 2005 and incorporated herein by reference).

10.10	Purchase and Sale Agreement, dated May 10, 2005, by and between Deerfield Park LLC and RT Deerfield II, LLC (Previously filed as Exhibit 10.10 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.11	Promissory Note, dated as of October 25, 2004, made by CBRE Operating Partnership, L.P. to the order of The Northwestern Mutual Life Insurance Company (Previously filed as Exhibit 10.11 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.12	Deed of Trust and Security Agreement, dated as of October 25, 2004, by and between CBRE Operating Partnership, L.P. and The Northwestern Mutual Life Insurance Company (Previously filed as Exhibit 10.12 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference)

Exhibit No.

10.13	Promissory Note, dated as of February 28, 2005, made by RT Taunton, LLC to the order of The Northwestern Mutual Life Insurance Company (Previously filed as Exhibit 10.13 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.14	Mortgage and Security Agreement, dated as of February 28, 2005, by and between RT Taunton, LLC and The Northwestern Mutual Life Insurance Company (Previously filed as Exhibit 10.14 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.15	Promissory Note, dated as of November 29, 2005, made by CBRE Operating Partnership, L.P. to the order of Allianz Life Insurance Company of North America LLC (Previously filed as Exhibit 10.15 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.16	Deed to Secure Debt and Security Agreement, dated as of November 29, 2005, by RT Deerfield I, LLC to and in favor of Allianz Life Insurance Company of North America LLC (Previously filed as Exhibit 10.16 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.17	Agreement of Purchase and Sale, dated as of December 15, 2005, by and among Millennium Associates, Ltd., Telecom Commerce Associates, Ltd., Telecom Commerce II, Ltd. and RT Texas Industrial, L.P. (Previously filed as Exhibit 10.17 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-127405) filed June 28, 2006 and incorporated herein by reference).

10.18	Form of Amended and Restated Indemnification Agreement (Previously filed as Exhibit 10.18 to Pre-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-127405) filed September 13, 2006 and incorporated herein by reference).

10.19	Agreement between Henderson Global Investors Real Estate (No. 2) L.P. (acting by its general partner Henderson Global Investors Property (No. 2) Limited), as Seller and CBRERT Coventry, Limited (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-127405) filed March 29, 2007 and incorporated herein by reference).

10.20	Purchase and Sale Agreement, dated June 22, 2007, by and among CBRE Operating Partnership, L.P. (including certain of its subsidiaries as named in the agreement) and certain affiliates of Johnson Development Associates, Inc. as named in the agreement (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-127405) filed June 28, 2007 and incorporated herein by reference).

10.21	Purchase and Sale Agreement, dated June 22, 2007, by and among CBRE Operating Partnership, L.P. and RT Kings Mountain IV, LLC and Kings Mountain North, LLC (an affiliate of Johnson Development Associates, Inc.) (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 333-127405) filed June 28, 2007 and incorporated herein by reference).

10.22	Purchase and Sale Agreement, dated July 3, 2007, by and among CBRE Operating Partnership, L.P. (including certain of its subsidiaries as named in the agreement) and an affiliate of Johnson Development Associates, Inc. as named in the agreement (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-127405) filed July 9, 2007 and incorporated herein by reference).

10.23	Loan Agreement between CBRERT Coventry Limited and The Royal Bank of Scotland plc (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-127405) filed May 3, 2007 and incorporated herein by reference).

10.24	Credit Agreement, dated August 30, 2007, by and among CBRE Operating Partnership, L.P. and CBRERT Carolina TRS, Inc., as borrowers, CB Richard Ellis Realty Trust, Bank of America, N.A. as Administrative Agent, and the other lenders thereto (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-127405) filed September 5, 2007 and incorporated herein by reference).

10.25	Contribution Agreement, dated May 5, 2008, by and among Duke Realty Limited Partnership, Duke/Hulfish, LLC and CBRE Operating Partnership, L.P. (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-53200) filed May 6, 2008 and incorporated herein by reference).

10.26	Duke/Hulfish, LLC Limited Liability Company Agreement, by and among CBRE Operating Partnership, L.P. and Duke Realty Limited Partnership, dated June 12, 2008 (Previously filed as Exhibit 10.3 to Form 10-Q (File No. 000-53200) filed November 14, 2008 and incorporated herein by reference).

10.27	First Amendment to the Contribution Agreement, by and between Duke Realty Limited Partnership, Duke/Hulfish LLC and CBRE Operating Partnership, L.P. dated September 12, 2008 (Previously filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 000-53200) filed November 14, 2008 and incorporated herein by reference).

Exhibit No.

10.28	Managing Dealer Agreement dated January 30, 2009, between CB Richard Ellis Realty Trust, and CNL Securities Corp. (Previously filed as Exhibit 1.1 to the Current Report on Form 8-K (File No. 000-53200) filed February 5, 2009 and incorporated herein by reference).

10.29	Selected Dealer Agreement, by and among, CB Richard Ellis Realty Trust, CNL Securities Corp., CBRE Advisors LLC, CB Richard Ellis Investors, LLC and Ameriprise Financial Services, Inc. dated as of February 12, 2009 (Previously filed as Exhibit 1.1 to the Current Report on Form 8-K (File No. 000-53200) filed February 18, 2009 and incorporated herein by reference).

10.30	Side Letter, between CB Richard Ellis Realty Trust, CB Richard Ellis Investors, LLC and CBRE Advisors LLC dated February 12, 2009 (Previously filed as Exhibit 1.2 to the Current Report on Form 8-K (File No. 000-53200) filed February 18, 2009 and incorporated herein by reference).

10.31	Side Letter between CB Richard Ellis Realty Trust and CNL Securities Corp. dated February 12, 2009 (Previously filed as Exhibit 1.3 to the Current Report on Form 8-K (File No. 000-53200) filed February 18, 2009 and incorporated herein by reference).

10.32	Shareholders’ Agreement by and among Goodman Europe Development Trust, RT Princeton CE Holdings, LLC and Goodman Princeton Holdings (LUX) S.À R.L., dated June 10, 2010 (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-53200) filed August 13, 2010 and incorporated herein by reference).

10.33	Shareholders’ Agreement by and among Goodman Jersey Holdings Trust, RT Princeton UK Holdings, LLC and Goodman Princeton Holdings (Jersey) Limited, dated June 10, 2010 (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-53200) filed August 13, 2010 and incorporated herein by reference).

10.34	Agreement of Sale, by and among 70 Hudson Street, L.L.C., 70 Hudson Street Urban Renewal Associates, L.L.C. and RT 70 Hudson, LLC dated October 15, 2010 (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File 000-53200) filed November 12, 2010 and incorporated herein by reference).

10.35	Agreement of Sale, by and among 90 Hudson Street, L.L.C., 90 Hudson Street Urban Renewal Associates, L.L.C. and RT 90 Hudson, LLC dated October 15, 2010 (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File 000-53200) filed November 12, 2010 and incorporated herein by reference).

10.36	Agreement for Purchase and Sale of Real Property, by and between AOL Inc. and RT Pacific Blvd, LLC, dated October 29, 2010 (Previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File 000-53200) filed November 12, 2010 and incorporated herein by reference).

10.37	Purchase and Sale Agreement, by and among Duke Realty Limited Partnership, Duke Secured Financing 2009-1PAC, LLC, Duke Realty Ohio and Duke/Princeton, LLC, dated December 17, 2010 (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File 000-53200) filed December 23, 2010 and incorporated herein by reference).

10.38	Duke/Hulfish, LLC Amended and Restated Limited Liability Company Agreement, by and among CBRE Operating Partnership, L.P. and Duke Realty Limited Partnership, dated December 17, 2010 (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File 000-53200) filed December 23, 2010 and incorporated herein by reference).

10.39	Loan Agreement dated March 24, 2011, between Duke/Hulfish, LLC and Wells Fargo Bank, National Association (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K/A (File No. 000-53200) filed March 29, 2011 and incorporated herein by reference).

21.1	List of Subsidiaries of CB Richard Ellis Realty Trust, filed herewith.

23.1	Consent of Deloitte & Touche LLP, filed herewith.

23.2	Consent of KPMG LLP, filed herewith.

23.3	Consent of KPMG, filed herewith.

24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1	Form of Sub-Advisory Agreement, by and among CBRE Advisors LLC and CNL Fund Management Company (Previously filed to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-152653) filed January 14, 2009 and incorporated herein by reference).