Form 10-Q
period 2011-03-31
CB RICHARD ELLIS REALTY TRUST
filed 2011-05-16
CIK 1297587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the registrant’s common shares, $0.01 par value, was 178,821,983 of May 6, 2011.

CB RICHARD ELLIS REALTY TRUST

i

PART I.

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Balance Sheets

as of March 31, 2011 and December 31, 2010 (unaudited)

(In Thousands, Except Share Data)

	March 31, 2011	December 31, 2010
ASSETS
Investments in Real Estate:
Land	$213,909	$212,858
Site Improvements	98,622	94,545
Buildings and Improvements	738,862	744,058
Tenant Improvements	57,307	55,834

	1,108,700	1,107,295
Less: Accumulated Depreciation and Amortization	(59,317)	(51,320)

Net Investments in Real Estate	1,049,383	1,055,975
Investments in Unconsolidated Entities	465,371	410,062
Real Estate and Other Assets Held for Sale	22,047	22,056
Cash and Cash Equivalents	129,174	48,218
Restricted Cash	3,618	2,058
Accounts and Other Receivables, Net of Allowance of $352 and $83, respectively	5,033	5,677
Deferred Rent	11,267	8,605
Acquired Above-Market Leases, Net of Accumulated Amortization of $10,438 and $9,345, respectively	21,764	22,867
Acquired In-Place Lease Value, Net of Accumulated Amortization of $41,432 and $36,931, respectively	109,555	111,005
Deferred Financing Costs, Net of Accumulated Amortization of $2,912 and $2,513, respectively	7,235	6,444
Lease Commissions, Net of Accumulated Amortization of $606 and $528, respectively	2,568	1,643
Other Assets	14,623	22,110

Total Assets	$1,841,638	$1,716,720

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Notes Payable, Less Discount of $3,463 and $3,700, Plus Premium of $3,998 and $4,155, respectively	$424,016	$356,823
Note Payable at Fair Value	9,075	8,769
Loan Payable	55,000	60,000
Liabilities Related to Real Estate and Other Assets Held for Sale	341	441
Security Deposits	903	899
Accounts Payable and Accrued Expenses	16,786	15,934
Accrued Offering Costs Payable to Related Parties	973	917
Acquired Below-Market Leases, Net of Accumulated Amortization of $10,542 and $9,626, respectively	18,232	19,323
Property Management Fee Payable to Related Party	267	184
Investment Management Fee Payable to Related Party	2,945	1,330
Distributions Payable	25,306	24,053
Interest Rate Swaps at Fair Value—Non-Qualifying Hedges	1,142	1,349
Interest Rate Swap at Fair Value—Qualifying Hedges	1,149	1,932

Total Liabilities	556,135	491,954
COMMITMENTS AND CONTINGENCIES (NOTE 18)

NON-CONTROLLING INTEREST
Operating Partnership Units	2,464	2,464
SHAREHOLDERS’ EQUITY
Common Shares of Beneficial Interest, $0.01 par value, 990,000,000 shares authorized; 173,811,832 and 164,511,252 issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	1,738	1,645
Additional Paid-in-Capital	1,529,322	1,446,559
Accumulated Deficit	(242,131)	(214,216)
Accumulated Other Comprehensive Loss	(5,890)	(11,686)

Total Shareholders’ Equity	1,283,039	1,222,302

Total Liabilities and Shareholders’ Equity	$1,841,638	$1,716,720

See accompanying notes to consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

(In Thousands, Except Share Data)

	Three Months Ended March 31,
	2011	2010
REVENUES
Rental	$24,692	$15,002
Tenant Reimbursements	5,578	2,918

Total Revenues	30,270	17,920
EXPENSES
Operating and Maintenance	3,434	1,575
Property Taxes	4,076	2,621
Interest	6,011	3,095
General and Administrative	1,541	839
Property Management Fee to Related Party	388	164
Investment Management Fee to Related Party	4,258	2,431
Acquisition Expenses	4,646	378
Depreciation and Amortization	12,274	7,243

Total Expenses	36,628	18,346

OTHER INCOME AND EXPENSES
Interest and Other Income	376	598
Net Settlement Payments on Interest Rate Swaps	(174)	(214)
Gain (Loss) on Interest Rate Swaps and Cap	254	(388)
Loss on Note Payable at Fair Value	(27)	(73)
Loss on Early Extinguishment of Debt	—	(73)

Total Other Income and (Expenses)	429	(150)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND EQUITY IN INCOME OF UNCONSOLIDATED ENTITIES	(5,929)	(576)
PROVISION FOR INCOME TAXES	(69)	(15)
EQUITY IN INCOME OF UNCONSOLIDATED ENTITIES	3,210	737

NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(2,788)	146

DISCONTINUED OPERATIONS
Revenue from Discontinued Operations	430	—
Expense from Discontinued Operations	215	—
Property Management Fee to Related Party from Discontinued Operations	22	—
Provision for Income Taxes—Discontinued Operations	18	—

INCOME FROM DISCONTINUED OPERATIONS	175	—

NET (LOSS) INCOME	(2,613)	146

Net Loss (Income) Attributable to Non-Controlling Operating Partnership Units	4	(1)

NET (LOSS) INCOME ATTRIBUTABLE TO CB RICHARD ELLIS REALTY TRUST SHAREHOLDERS	$(2,609)	$145

Basic and Diluted Net (Loss) Income Per Share from Continuing Operations Attributable to CB Richard Ellis Realty Trust Shareholders	$(0.02)	$0.00

Basic and Diluted Net Income Per Share from Discontinued Operations Attributable to CB Richard Ellis Realty Trust Shareholders	$0.00	$0.00

Weighted Average Common Shares Outstanding—Basic and Diluted	168,726,195	112,264,838

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

(In Thousands)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(2,613)	$146
Adjustments to Reconcile Net (Loss) Income to Net Cash Flows Provided by Operating Activities:
Equity in Income of Unconsolidated Entities	(3,210)	(737)
Distributions from Unconsolidated Entities	5,434	7,168
(Gain) Loss on Interest Rate Swaps and Cap	(254)	388
Loss on Note Payable at Fair Value	27	73
Loss on Early Extinguishment of Debt	—	53
Gain on Transfer of Real Estate	—	(154)
Depreciation and Amortization of Building and Improvements	7,849	4,413
Amortization of Deferred Financing Costs	399	178
Amortization of Acquired In-Place Lease Value	4,347	2,780
Amortization of Above and Below Market Leases	177	121
Amortization of Lease Commissions	78	50
Amortization of Discount on Notes Payable	80	235
Changes in Assets and Liabilities:
Accounts and Other Receivables	644	916
Deferred Rent	(2,663)	(572)
Other Assets	(4)	210
Accounts Payable and Accrued Expenses	794	(1,720)
Investment and Property Management Fees Payable to Related Party	1,698	58

Net Cash Flows Provided By Operating Activities	12,783	13,606

CASH FLOWS FROM INVESTING ACTIVITIES
Distributions from Unconsolidated Entities	—	2,545
Investments in Unconsolidated Entities	(46,893)	(22,085)
Restricted Cash	(1,559)	508
Lease Commissions	(1,003)	(229)
Improvements to Investments in Real Estate	(1,155)	(171)

Net Cash Flows Used in Investing Activities	(50,610)	(19,432)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Common Shares—Public Offering	88	138
Proceeds from Additional Paid-in-Capital—Public Offering	88,009	135,470
Redemption of Common Shares	(5,436)	(4,255)
Payment of Offering Costs	(10,017)	(11,945)
Payment of Distributions	(13,795)	(8,553)
Distribution to Non-Controlling Interest	(37)	(37)
Borrowing on Loan Payable	30,000	—
Principal Payment on Loan Payable	(35,000)	—
Proceeds from Notes Payable	70,000	—
Principal Payments on Notes Payable	(3,861)	(9,483)
Deferred Financing Costs	(1,167)	—
Security Deposits	3	(2)

Net Cash Flows Provided by Financing Activities	118,787	101,333

EFFECT OF FOREIGN CURRENCY TRANSLATION	(4)	(15)

Net Increase in Cash and Cash Equivalents	80,956	95,492
Cash and Cash Equivalents, Beginning of the Period	48,218	112,631

Cash and Cash Equivalents, End of the Period	$129,174	$208,123

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for Interest	$5,379	$2,734
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distributions Declared and Payable	$25,306	$16,841
Proceeds from Dividend Reinvestment Program	$10,258	$6,197
Application of Deposit to Investment in Unconsolidated Entities	$7,500	$—
Duke joint venture Contribution/Distribution-Anson Expansion	$1,239	$—
Deconsolidation of Real Estate transferred to Duke joint venture	$—	$(41,888)
Increase in Investment in Duke joint venture from Transfer of Real Estate	$—	$42,378

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Shareholders Equity and Non-Controlling Interest

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

(In Thousands, Except Share Data)

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non-Controlling Interest Operating Partnership Units	Total Shareholders’ Equity and Non- Controlling Interest
	Shares	Amount
Balance at December 31, 2010	164,511,253	$1,645	$1,446,559	$(214,216)	$(11,686)	$1,222,302	$2,464	$1,224,766
Net Loss	—	—	—	(2,609)	—	(2,609)	(4)	(2,613)
Foreign Currency Translation Gains	—	—	—	—	5,015	5,015	7	5,022
Swap Fair Value Adjustment	—	—	—	—	781	781	2	783

Total Comprehensive Income	—	—	—	(2,609)	5,796	3,187	5	3,192

Net Contributions From Public Offering of Common Shares, $0.01 Par Value	9,891,930	99	98,256	—	—	98,355	—	98,355
Costs Associated with Public Offering	—	—	(10,031)	—	—	(10,031)	—	(10,031)
Redemption of Common Shares	(591,351)	(6)	(5,430)	—	—	(5,436)	—	(5,436)
Adjustment to Record Non-Controlling Interest at Redemption Value	—	—	(32)	—	—	(32)	32	—
Distributions	—	—	—	(25,306)	—	(25,306)	(37)	(25,343)

Balance at March 31, 2011	173,811,832	$1,738	$1,529,322	$(242,131)	$(5,890)	$1,283,039	$2,464	$1,285,503

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity	Non-Controlling Interest Operating Partnership Units	Total Shareholders’ Equity and Non- Controlling Interest
	Shares	Amount
Balance at December 31, 2009	106,465,683	$1,065	$933,088	$(121,832)	$(12,322)	$799,999	$2,464	$802,463
Net Loss	—	—	—	145	—	145	1	146
Foreign Currency Translation Loss	—	—	—	—	(3,405)	(3,405)	(7)	(3,412)
Swap Fair Value Adjustment	—	—	—	—	(579)	(579)	(1)	(580)

Total Comprehensive Loss	—	—	—	145	(3,984)	(3,839)	(7)	(3,846)

Net Contributions From Public Offering of Common Shares, $0.01 Par Value	14,487,964	145	141,704	—	—	141,849	—	141,849
Costs Associated with Public Offering	—	—	(12,074)	—	—	(12,074)	—	(12,074)
Redemption of Common Shares	(470,187)	(5)	(4,250)	—	—	(4,255)	—	(4,255)
Adjustment to Record Non-Controlling Interest at Redemption Value	—	—	(44)	—	—	(44)	44	—
Distributions	—	—	—	(16,841)	—	(16,841)	(37)	(16,878)

Balance at March 31, 2010	120,483,460	$1,205	$1,058,424	$(138,528)	$(16,306)	$904,795	$2,464	$907,259

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

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

The registration statement relating to our initial public offering was declared effective by the Securities Exchange Commission (the “SEC”) on October 24, 2006. CNL Securities Corp. (the “Dealer Manager”), a related party, acted as the dealer manager of this offering. The registration statement covered up to $2,000,000,000 in common shares of beneficial interest, 90% of which were offered at a price of $10.00 per share, and 10% of which were offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. During the period October 24, 2006 through January 29, 2009, the Company issued 60,808,967 additional common shares of beneficial interest. We terminated the initial public offering effective as of the close of business on January 29, 2009.

The registration statement relating to our follow-on public offering was declared effective by the SEC on January 30, 2009. CNL Securities Corp. is the dealer manager of this offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through March 31, 2011, the Company received gross offering proceeds of approximately $1,108,455,774 from the sale of 111,137,409 shares.

The Company operates in an umbrella partnership REIT structure in which its majority-owned subsidiary, CBRE OP, owns, directly or indirectly, substantially all of the properties acquired on behalf of the Company. The Company, as the sole general partner of CBRE OP, owns approximately 99.86% of the common partnership units therein. REIT Holdings, an affiliate of the Investment Advisor, holds the remaining interest through 246,361 limited partnership units representing approximately a 0.14% ownership interest in the total limited partnership units. In exchange for services provided to the Company relating to its formation and future services, REIT Holdings also owns a Class B limited partnership interest (“Class B interest”). The Investment Advisor is affiliated with the Company in that the two entities have common officers and trustees, some of whom also own equity interests in the Investment Advisor and the Company. All business activities of the Company are managed by the Investment Advisor.

Unless the context otherwise requires or indicates, references to “CBRE REIT,” “we,” “the Company” “our,” and “us” refer to the activities of and the assets and liabilities of the business and operations of CB Richard Ellis Realty Trust and its subsidiaries.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“U.S. GAAP”) and the rules applicable to Form 10-Q and reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Certain information and footnotes required for annual financial statement presentation have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our interim financial statements do not include all of the information and disclosures required under U.S. GAAP for complete financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with our current Annual Report on Form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2010.

In the opinion of management, all adjustments of a normal recurring nature considered necessary in all material respects to present fairly our financial position, results of our operations and cash flows as of and for the three months and ended March 31, 2011 have been made. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations to be expected for the entire year.

Principles of Consolidation

Because we are the sole general partner and majority owner of CBRE OP and have majority control over their management and major operating decisions, the accounts of CBRE OP are consolidated in our financial statements. The interests of REIT Holdings are reflected in non-controlling interest in the accompanying consolidated financial statements. All significant inter-company accounts and transactions are eliminated in consolidation. CB Richard Ellis Investors, LLC (“CBRE Investors”), an affiliate of the Investment Advisor, also owns an interest in us through its ownership of 243,229 common shares of beneficial interest at March 31, 2011 and December 31, 2010.

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

With respect to our majority limited membership interest in the Duke/Hulfish, LLC joint venture (the “Duke joint venture”), the Afton Ridge Joint Venture, LLC (“Afton Ridge”), the Goodman Princeton Holdings (Jersey) Limited joint venture (the “UK JV”) and the Goodman Princeton Holdings (LUX) SARL joint venture (the “European JV”), we considered the Accounting Standards Codification (“ASC”) Topic “Consolidation” (“FASB ASC 810”) in determining that we did not have control over the financial and operating decisions of such entities due to the existence of substantive participating rights held by the minority limited members who are also the managing members of the Duke joint venture and Afton Ridge, and the investment advisors/managers of the UK JV and the European JV, respectively.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

We eliminate transactions with such equity method entities to the extent of our ownership in each such entity. Accordingly, our share of net income (loss) of these equity method entities is included in consolidated net income (loss). CBRE Strategic Partners Asia is a limited partnership that qualifies for specialized industry accounting for investment companies. Specialized industry accounting allows investment companies to carry their investments at fair value, with changes in the fair value of the investments recorded in the statement of operations. On the basis of the guidance in ASC 970-323, the Company accounts for its investment in CBRE Strategic Partners Asia under the equity method. As a result, and in accordance with ASC 810-10-25-15 the specialized accounting treatment, principally the fair value basis applied by CBRE Strategic Partners Asia under the investment company guide, is retained in the recognition of equity method earnings in the statement of operations of the Company. See Note 17 “Fair Value of Financial Instruments and Investments” for further discussion of the application of the fair value accounting to our investment in CBRE Strategic Partners Asia.

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

Cash Equivalents

We consider short-term investments with maturities of three months or less when purchased to be cash equivalents. As of March 31, 2011 and December 31, 2010, cash equivalents consisted primarily of investments in money market funds.

Restricted Cash

Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of March 31, 2011 and December 31, 2010, our restricted cash balance was $3,618,000 and $2,058,000, respectively, which represents amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by our agreements with our lenders.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

As of March 31, 2011 and December 31, 2010, we had two properties (Rickenbacker II and Rickenbacker III) held for sale.

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

We disclose the fair values of derivative instruments and their gains and losses in a tabular format. We also provide more information about our liquidity by disclosing derivative features that are credit risk-related. Finally, we cross-reference within these footnotes to enable financial statement users to locate important information about derivative instruments (see Note 15 “Derivative Instruments” and Note 17 “Fair Value of Financial Instruments and Investments” for a further discussion of our derivative financial instruments).

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

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred. As of March 31, 2011 and December 31, 2010, we owned, on a consolidated basis and exclusive of the two properties held for sale, 71 real estate investments.

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The estimated fair value of the asset group indentified for step two testing is based on either the income approach with market discount rate, terminal capitalization rate and rental rate assumptions being most critical, or on the sales comparison approach to similar properties. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. In spite of intensive leasing efforts and preliminary interest exhibited by a variety of tenants, the Kings Mountain III property remained vacant through December 31, 2010; however, we entered into a long term lease with a food services company during February 2011. The tenant will occupy the entire 542,000 square foot building during the second quarter of 2011.

No impairment of consolidated investments was recognized during three months ended March 31, 2011 and 2010.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

Other Assets

Other assets include the following as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Purchase deposits	$12,505	$20,005
Loan commitment fee	—	740
Prepaid insurance	84	308
Prepaid real estate taxes	402	—
Other	1,632	1,057

Total	$14,623	$22,110

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

Non-Controlling Interest

We owned a 99.86%, 99.85% and 99.80% partnership interest in CBRE OP as of March 31, 2011, December 31, 2010 and March 31, 2010, respectively. The remaining 0.14%, 0.15% and 0.20% partnership interest as of March 31, 2011, December 31, 2010 and March 31, 2010, respectively, was owned by REIT Holdings in the form of 246,361 non-controlling operating partnership units which were exchangeable on a one for one basis for common shares of CBRE REIT, with an estimated aggregate redemption value of $2,464,000.

With respect to the operating partnership units, FASB ASC 480-10 Distinguishing Liabilities from Equity requires non-controlling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer to be further evaluated under the Codification Sub-Topic “Derivatives and Hedging—Conditions Necessary for Equity Classification” (“FASB ASC 815-40-25-10”) to determine whether permanent equity or temporary equity classification on the balance sheet is appropriate. Since the operating partnership units contain such a provision, we evaluated this guidance and determined that the operating partnership units do not meet the requirements to qualify for equity presentation. As a result, upon the adoption of FASB ASC 810 Consolidation and the related revisions to FASB ASC 480-10 the operating partnership units are presented in the temporary equity section of the consolidated balance sheets and reported at the higher of their proportionate share of the net assets of CBRE OP or fair value, with period to period changes in value reported as an adjustment to shareholder’s equity. Under the terms of the Second Amended and Restated Agreement of Limited Partnership of CBRE OP, the fair value of the operating partnership units is determined as an amount equal to the redemption value as defined therein.

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

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

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

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable period ended December 31, 2004. To qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) as defined in the Internal Revenue Code, to our shareholders and satisfy certain other organizational and operating requirements. We generally will not be subject to U.S. federal income taxes if we distribute 100% of our net taxable income each year to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to U.S. federal income taxes and excise taxes on our undistributed taxable income. Except as discussed below, we believe that we have met all of the REIT distribution and technical requirements for the three months ended March 31, 2011 and the year ended December 31, 2010. We intend to continue to adhere to these requirements and maintain our REIT qualification.

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

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

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

Revenue Recognition and Valuation of Receivables

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $6,665,000 and $6,515,000 as security for such leases at March 31, 2011 and December 31, 2010.

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

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $352,000 and $83,000 as of March 31, 2011 and December 31, 2010, respectively.

Offering Costs

Offering costs totaling $10,031,000 and $12,074,000 were incurred during the three months ended March 31, 2011 and 2010, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Offering costs incurred through March 31, 2011 totaled $157,369,000. Of the total amount, $142,233,000 was incurred to CNL Securities Corp., as Dealer Manager; $3,969,000 was incurred to CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor; $651,000 was incurred to the Investment Advisor for reimbursable marketing costs and $10,516,000 was incurred to other service providers. Each party will be paid the amount incurred from proceeds of the public offering. As of March 31, 2011 and December 31, 2010, the accrued offering costs payable to related parties included in our consolidated balance sheets were $973,000 and $917,000,

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

respectively. Offering costs payable to unrelated parties of $45,000 and $115,000 at March 31, 2011 and December 31, 2010, respectively, were included in accounts payable and accrued expenses.

Deferred Financing Costs and Discounts or Premiums on Notes Payable

Direct costs incurred in connection with obtaining financing are amortized over the respective term of the loan on a straight-line basis, which approximates the effective interest method.

Discounts or premiums on notes payable are amortized to interest expense based on the effective interest method.

Translation of Non-U.S. Currency Amounts

The financial statements and transactions of our United Kingdom real estate operation are recorded in their functional currency, namely the Great Britain Pound (“GBP”) and are then translated into U.S. dollars (“USD”).

Assets and liabilities of this operation are denominated in the functional currency and are then translated at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the reporting period. Translation adjustments are reported in “Accumulated Other Comprehensive Loss,” a component of Shareholders’ Equity.

The carrying value of our United Kingdom assets and liabilities fluctuate due to changes in the exchange rate between the USD and the GBP. The exchange rate of the USD to the GBP was $1.6067 and $1.5570 at March 31, 2011 and December 31, 2010, respectively. The profit and loss weighted average exchange rate of the USD to the GBP was approximately $1.5939 and $1.5800 for the three months ended March 31, 2011 and 2010, respectively.

The carrying value of our European assets and liabilities fluctuate due to changes in the exchange rate between the USD and the EUR. The exchange rate of the USD to the EUR was $1.4196 and $1.3338 at March 31, 2011 and December 31, 2010. We acquired our first property in Europe on June 10, 2010. The profit and loss weighted average exchange rate of the USD to the EUR was approximately $1.3602 for the three months ended March 31, 2011.

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

Earnings Per Share Attributable to CB Richard Ellis Realty Trust Shareholders

Basic net income (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding during each period. The computation of diluted net income (loss) further assumes the dilutive effect of stock options, stock warrants and contingently issuable shares, if any. We have recorded a net loss for the three months ended March 31, 2011 and a net income for the three months ended March 31, 2010, the effect of stock options, stock warrants and contingently issuable shares, if any, would be anti–dilutive for the three months ended March 31, 2011, and accordingly, if there were any of these instruments outstanding, they would be excluded from the earnings per share computation. In addition, no stock options, stock warrants or contingently issuable shares had ever been issued prior to the three months ended March 31, 2010. As a result, there is no difference in basic and diluted shares in either period presented.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

Fair Value of Financial Instruments and Investments

We elected to apply the fair value option for one of our eligible mortgage notes payable that was newly issued debt during the year ended December 31, 2008. The measurement of the elected mortgage note payable at its fair value and its impact on the statement of operations is described in Note 16 “Fair Value Option-Note Payable” and Note 17 “Fair Value of Financial Instruments and Investments.”

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

We adopted the fair value measurement criteria described herein for our non-financial assets and non-financial liabilities on January 1, 2009. The adoption of the fair value measurement criteria to our non-financial assets and liabilities did not have a material impact to our consolidated financial statements. Assets and liabilities typically recorded at fair value on a non-recurring basis include:

¡	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination;

¡	Long-lived assets measured at fair value due to an impairment assessment; and

¡	Asset retirement obligations initially measured under the ASC Topic “Asset Retirement and Environmental Obligations“ (“FASB ASC 410”).

Accounting Pronouncement Affecting Operating Property Acquisitions

Effective January 1, 2009, we adopted the provisions of FASB ASC 805 which requires an acquiring entity to recognize acquired assets and assumed liabilities in a transaction at fair value as of the acquisition date and changes the accounting treatment for certain items, including acquisition costs, which is required to be expensed as incurred. The provision of “Business Combinations” is required to be applied on a prospective basis. The adoption of the provisions of the new accounting standard FASB ASC 805 had an effect on our consolidated financial statements, results of operations and cash flows for the three months ended March 31, 2011 and 2010. We expensed $4,646,000 and $378,000 of acquisition costs during the three months ended March 31, 2011 and 2010.

Subsequent Events

In preparing our accompanying financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that the disclosures contained herein are adequate to prevent the information presented from being misleading.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

Adoption of Accounting Standards

Consolidations

In December 2009, FASB issued Accounting Standards Update (“ASU”) 2009-17, “Consolidations” (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities“ which incorporates Statement of Financial Accounting Standards (SFAS) No. 167, “Amendments to FASB Interpretation No. 46(R),” issued by the FASB in June 2009. The amendments in ASU 2009–17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact such entity’s economic performance and (i) the obligation to absorb losses of such entity or (ii) the right to receive benefits from such entity. ASU 2009-17 also requires additional disclosures about a reporting entity’s involvement in VIEs, which enhances the information provided to users of financial statements. We adopted ASU 2009-17 effective January 1, 2010. As a result of the fact that we have no variable interests in VIEs, the adoption of ASU 2009-17 did not have a material impact on our consolidated financial statements.

Fair Value Measurements and Disclosures

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures.” ASU 2010-06 clarifies disclosure requirements relating to the level of disaggregation of disclosures relating to classes of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value estimates for Level 2 or Level 3 assets and liabilities. These requirements of ASU 2010-06 are effective for interim and annual disclosures for interim and annual reporting periods beginning after December 15, 2009. The adoption of these requirements of the ASU did not have a material impact on our consolidated financial statements.

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

Other Accounting Standards Updates not effective until after March 31, 2011 are not expected to have a material impact on our consolidated financial statements.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

The purchase price allocation to the assets and liabilities acquired during the three months ended December 31, 2010 and appearing in the table are final. There were no acquisitions of consolidated real estate during the three months ended March 31, 2011.

Property	Land	Site Improvements	Building Improve- ments	Tenant Improve- ments	Acquired In- Place Lease Value	Above Market Lease Value	Below Market Lease Value	(Premium) Discount on Notes	Purchase Price	Notes Payable Assumed	Net Assets Acquired
4701 Gold Spike Drive	$3,500	$384	$14,057	$95	$1,948	$316	$—	$—	$20,300	$—	$20,300
1985 International Way	2,200	395	10,544	33	1,429	199	—	—	14,800	—	14,800
Summit Distribution Center	2,300	548	9,122	67	1,219	157	(13)	—	13,400	—	13,400
3660 Deerpark Blvd	2,400	439	10,036	67	1,439	919	—	—	15,300	—	15,300
Tolleson Commerce Park II	2,200	567	4,753	62	1,072	546	—	—	9,200	—	9,200
Pacific Corporate Park	21,128	47,023	46,993	14,810	18,908	851	(5,213)	—	144,500	—	144,500
100 Kimball Drive	8,800	1,270	39,401	2,946	7,526	307	—	—	60,250	—	60,250

	$42,528	$50,626	$134,906	$18,080	$33,541	$3,295	$(5,226)	$—	$277,750	$—	$277,750

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

Real estate and other assets held for sale and related liabilities as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Assets
Real estate held for sale	$22,000	$22,000
Other assets	47	56

Total real estate and other assets held for sale	22,047	22,056
Liabilities
Accounts payable and accrued expenses	341	441

Total liabilities related to real estate and other assets held for sale	341	441

Net real estate and other assets held for sale	$21,706	$21,615

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

In accordance with ASC 205-20 Presentation of Financial Statement-Discontinued Operation, the income and the net gain on dispositions of operating properties are reflected in the consolidated statements of operations as discontinued operations for all periods presented.

Revenues and expenses from discontinued operations for the three months ended March 31, 2011 represent the activities of the held for sale portfolio of warehouse distribution buildings acquired during the year ended December 31, 2010 for $22,000,000. The Rickenbacker II and Rickenbacker III properties as acquired during the three months ended December 31, 2010 are currently being marketed for sale. There were no discontinued operations during the three months ended March 31, 2010.

Three Months Ended March 31, 2011
Revenues:
Rental	$342
Tenant Reimbursement	88

Total Revenues.	430

Expenses:
Operating and Maintenance	123
Property Taxes	36
General and Administrative	13
Investment Management Fee to Related Party	39
Property Management Fee to Related Party	22
Acquisition Expenses	4

Total Expenses	237

Provision for Income Taxes in Discontinued Operations	18

Total Income from Discontinued Operations	$175

5. Investments in Unconsolidated Entities

Investments in unconsolidated entities at March 31, 2011 and December 31, 2010 consist of the following (in thousands):

	March 31, 2011	December 31, 2010
CBRE Strategic Partners Asia	$9,399	$9,471
Duke Joint Venture	358,681	306,264
Afton Ridge Joint Venture	19,266	19,167
UK JV	29,092	27,822
European JV	48,933	47,338

	$465,371	$410,062

The following is a summary of the investments in unconsolidated entities for the three months ended March 31, 2011 and the year ended December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Investment Balance, January 1	$410,062	$214,097
Contributions	54,389	278,079
Company Basis Adjustments	4	(617)
Other Comprehensive Income (Loss) of Unconsolidated Entities	3,207	4,271
Company’s Equity in Net Income (including adjustments for basis differences)	3,142	8,838
Distributions	(5,433)	(94,606)

Investment Balance, End of Period	$465,371	$410,062

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

CBRE Strategic Partners Asia

We have agreed to a capital commitment of $20,000,000 in CBRE Strategic Partners Asia, which extends for 48 months (to January 31, 2012) after the close of the final capital commitment. As of March 31, 2011, we have contributed $15,040,000 of our capital commitment which was funded using net proceeds from our public offerings. CBRE Investors, our sponsor, formed CBRE Strategic Partners Asia to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in Asia, including China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. The initial closing date of CBRE Strategic Partners Asia was in July 2007, with additional commitments being accepted through January 2008. CBRE Strategic Partners Asia closed on January 31, 2008, with aggregate capital commitments of $394,203,000. CBRE Strategic Partners Asia has an eight year term, which may be extended for up to two one-year periods with the approval of two-thirds of the limited partners.

As of March 31, 2011, CBRE Strategic Partners Asia, with its parallel fund, CB Richard Ellis Strategic Asia II, L.P., had aggregate investor commitments of $394,203,000 from institutional investors including CBRE Investors. We own an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. As of March 31, 2011, CBRE Strategic Partners Asia had acquired ownership interests in ten properties, five in China and five in Japan. Two of the five ownership interests in China were sold in 2010. Our capital commitment was pledged as collateral for borrowings of CBRE Strategic Partners Asia of which our pro-rata portion of such borrowing was approximately, $218,000 based on our 5.07% ownership interest at December 31, 2010. All outstanding borrowings were repaid to the lender in March 2011.

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

CBRE Strategic Partners Asia is a limited partnership that qualifies for specialized industry accounting for investment companies. Specialized industry accounting allows investment companies to carry their investments at fair value, with changes in the fair value of the investments recorded in the statement of operations. On the basis of the guidance in ASC 970-323, the Company accounts for its investment in CBRE Strategic Partners Asia under the equity method. As a result, and in accordance with ASC 810-10-25-15 the specialized accounting treatment, principally the fair value basis, applied by CBRE Strategic Partners Asia under the investment company guide is retained in the recognition of equity method earnings in the statement of operations of the Company. See Note 17 “Fair Value of Financial Instruments and Investments” for further discussion of the application of the fair value accounting to our investment in CBRE Strategic Partners Asia.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

Consolidated Balance Sheets of CBRE Strategic Partners Asia as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Assets
Real Estate	$237,027	$237,645
Other Assets	10,014	16,354

Total Assets	$247,041	$253,999

Liabilities and Equity
Notes Payable	$41,801	$43,019
Loan Payable	—	4,307
Other Liabilities	17,452	17,630

Total Liabilities	59,253	64,956

Company’s Equity	9,399	9,471
Other Investors’ Equity	178,389	179,572

Total Liabilities and Equity	$247,041	$253,999

Consolidated Statements of Operations of CBRE Strategic Partners Asia for the three months ended March 31, 2011 and 2010, (in thousands):

	Three Months Ended March 31,
	2011	2010
Total Revenues and Appreciation (Depreciation)	$768	$(614)
Total Expenses	2,023	2,666

Net Income (Loss)	(1,255)	(3,280)

Company’s Equity in Net Income (Loss)	$(72)	$(176)

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

On June 12, 2008, September 30, 2008 and December 10, 2008, the Duke joint venture acquired fee interests in seven properties pursuant to the contribution agreement. All of the properties acquired are new built-to-suit, 100% leased, single-tenant buildings that did not have an operating history at the time of acquisition. The Duke joint venture obtained financing from 40/86 Mortgage Capital, Inc. for each of the seven properties. The financings, totaling $150,000,000, carry an interest rate of 5.58%, a term of five years and are cross-collateralized among the properties. The seven buildings were completed in 2008.

On May 13, 2009, the Duke joint venture acquired each of (i) 22535 Colonial Pkwy., located at 22535 Colonial Pkwy., Katy, TX, a suburb of Houston, (ii) Celebration Office Center III, located at 1390 Celebration Blvd., Celebration, FL, a suburb of Orlando, and (iii) Fairfield Distribution Ctr. IX located at 4543-4561 Oak Fair Blvd., Tampa FL. The Duke joint venture acquired 22535 Colonial Pkwy. for approximately $14,700,000, Celebration Office Center III for approximately $17,050,000 and Fairfield Distribution Ctr. IX for approximately $9,300,000, exclusive of customary closing costs which were both expensed as incurred. We own an 80% interest in the Duke joint venture, and we made cash contributions totaling approximately $32,840,000 to the Duke joint venture in connection with these acquisitions, using the net proceeds from our current public offering.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

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

On December 7, 2009, the Duke joint venture acquired Goodyear Crossing Ind. Park II, located at 16920 W. Commerce Drive, Goodyear, AZ, a suburb of Phoenix, for approximately $45,645,000, exclusive of customary closing costs and acquisition fees which were both expensed as incurred. We own an 80% interest in the Duke joint venture, and we made cash contributions of approximately $36,516,000 to the Duke joint venture in connection with the acquisition.

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

On August 24, 2010, the Duke joint venture closed on the acquisition of additional land and entered into a construction agreement and lease amendments (collectively, the “Expansion Agreements”) to expand the AllPoints at Anson Bldg. 1 property, a warehouse/distribution center located in Whitestown, IN, a suburb of Indianapolis. The existing property is 100% leased to a subsidiary of Amazon.com through July 2018. Pursuant to the Expansion Agreements, AllPoints at Anson Bldg. 1 (i) will be expanded from the current 630,573 square feet to approximately 1,036,573 square feet and (ii) will remain 100% leased to a subsidiary of Amazon.com, which lease will be extended through April 2021. The total cost of the expansion is anticipated to be approximately $16,900,000 to the Duke joint venture. As of March 31, 2011, the Duke joint venture had incurred land acquisition and construction costs totaling approximately $14,192,000. We own an 80% interest in the Duke joint venture and we expect to make cash contributions of approximately $13,541,000 to the Duke joint venture over the construction period in connection with the Expansion Agreements.

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

On December 17, 2010, the Duke joint venture entered into a purchase and sale agreement (the “Purchase Agreement”) with Duke, Duke Secured Financing 2009-1PAC, LLC and Duke Realty Ohio, affiliates of Duke, for the acquisition of up to $516,650,000 in office real property assets (the “Office Portfolio”). The Office Portfolio consists of 20 office properties that were contributed to the Duke Joint Venture in three separate tranches.

On December 21, 2010, the Duke joint venture acquired fee interests in the first tranche of the Office Portfolio by acquiring seven properties for $173,850,000, exclusive of closing costs and acquisition fees which were both expensed as incurred. We made a cash contribution of approximately $139,080,000 to the Duke joint venture in connection with the closing of the first tranche.

On March 24, 2011, in connection with the acquisition of 13 properties (the second and third tranches of the Office Portfolio) for $342,800,000 of which our share was $274,240,000, exclusive of closing costs and acquisition fees which were both expensed as incurred, the Duke joint venture entered into a $275,000,000 unsecured term loan, (the “Term Loan”), with Wells Fargo Bank, National Association. While the Term Loan is non-recourse to us, the pro rata share of the Term Loan obligation attributable to us is $220,000,000 in accordance with our ownership interest in the Duke joint venture. The Term Loan has a six-month term and two six-month extension options. The Term Loan has an interest rate of LIBOR plus 2.50% and is fully pre-payable at any time, subject to

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

any customary costs. An origination fee of $1,650,000 was paid to Wells Fargo Bank, National Association at the closing of the term loan. The Term Loan Agreement contains customary representations and warrants and covenants. During the term of the loan, the Duke joint venture has agreed to comply with certain financial covenants related to its leverage ratio, net asset value, unencumbered leverage ratio and the inability to enter into certain types of investments.

The following table provides further detailed information concerning the properties held in the Duke joint venture at March 31, 2011:

Property and Market	Property Type	Net Rentable Square Feet	Tenant	Lease Expiration	Approximate Purchase Price(1)	Pro Rata Share of Approximate Purchase Price(2)	Approximate Debt Financing	Acquisition Fee(3)
Buckeye Logistics Center/ Phoenix, AZ	Warehouse/Distribution	604,678	Amazon.com(5)	06/2018	$43,601,000	$34,880,800	$20,000,000	$349,000
201 Sunridge Blvd./Dallas, TX	Warehouse/Distribution	822,550	Unilever(4)	09/2018	31,626,000	25,300,800	19,400,000	253,000
12200 President’s Court/ Jacksonville, FL	Warehouse/Distribution	772,210	Unilever(4)	09/2018	36,956,000	29,564,800	21,600,000	296,000
AllPoints at Anson Bldg. 1/ Indianapolis, IN	Warehouse/Distribution	630,573	Amazon.com(4)	07/2018	33,401,000	26,720,800	17,000,000	267,000
Aspen Corporate Center 500/ Nashville, TN	Office	180,147	Verizon Wireless(6)	10/2018	37,111,000	29,688,800	21,200,000	297,000
125 Enterprise Parkway / Columbus, OH	Warehouse/Distribution	1,142,400	Kellogg’s	03/2019	47,905,000	38,324,000	26,800,000	383,000
AllPoints Midwest Bldg. 1/ Indianapolis, IN	Warehouse/Distribution	1,200,420	Prime Distribution	05/2019	51,800,000	41,440,000	24,000,000	414,000
22535 Colonial Pkwy./Houston, TX	Office	89,750	Det Norske Veritas	06/2019	14,700,000	11,760,000	8,500,000	176,000
Celebration Office Center III/ Orlando, FL	Office	100,924	Disney Vacation Development	04/2016	17,050,000	13,640,000	9,500,000	205,000
Fairfield Distribution Ctr. IX/ Tampa, FL	Warehouse/Distribution	136,212	Iron Mountain	08/2025	9,300,000	7,440,000	—	112,000
Northpoint III/ Orlando, FL	Office	108,499	Florida Power Corporation	10/2021	18,240,000	14,592,000	11,000,000	219,000
Goodyear Crossing Ind. Park II/ Phoenix, AZ	Warehouse/Distribution	820,384	Amazon.com(5)	09/2019	45,645,000	36,516,000	21,000,000	548,000
3900 N. Paramount Pkwy. / Raleigh, NC	Office	100,987	PPD Development	11/2023	13,969,000	11,176,000	8,250,000	168,000
3900 S. Paramount Pkwy. / Raleigh, NC	Office	119,170	PPD Development/ LSSI	11/2023	16,319,000	13,055,000	8,250,000	196,000
1400 Perimeter Park Drive / Raleigh, NC	Office	44,916	PPD Development	11/2023	4,962,000	3,969,600	2,500,000	60,000
Miramar I/ Miami, FL(7)	Office	94,060	DeVry	11/2017	17,056,000	13,644,800	9,800,000	—
Miramar II/ Miami, FL(7)	Office	128,540	Royal Caribbean	05/2016	26,124,000	20,899,200	13,200,000	—
McAuley Place / Cincinnati, OH	Office	190,733	Mercy Health(9)(10) Partners of South West Ohio	08/2023	35,000,000	28,000,000	—	420,000
Easton III / Columbus, OH	Office	135,485	Lane Bryant(9)(11)	01/2019	18,000,000	14,400,000	—	216,000
Point West I / Dallas, TX	Office	182,700	American Home(9)(12) Mortgage Services, Inc.	12/2016	29,500,000	23,600,000	—	354,000
Sam Houston Crossing I / Houston, TX	Office	159,175	AMEC Paragon, Inc.(9)(13)	05/2018	25,500,000	20,400,000	—	306,000
Regency Creek I / Raleigh, NC	Office	122,087	ABB, Inc.(9)(14)	08/2017	22,500,000	18,000,000	—	270,000
533 Maryville Centre / St. Louis, MO	Office	125,296	Eveready Battery Company, Inc.(9)(15)	04/2021	23,878,000	19,102,400	—	287,000
555 Maryville Centre / St. Louis, MO	Office	127,082	Eveready Battery Company, Inc.(9)(15)	04/2021	19,472,000	15,577,600	—	234,000

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

Property and Market	Property Type	Net Rentable Square Feet	Tenant	Lease Expiration	Approximate Purchase Price(1)	Pro Rata Share of Approximate Purchase Price(2)	Approximate Debt Financing	Acquisition Fee(3)
Norman Pointe I/ Minneapolis, MN	Office	212,722	NCS Pearson, Inc(9)(16)	02/2017	42,600,000	34,080,000	—	511,200
Norman Pointe II/ Minneapolis MN	Office	324,296	General Services Administration(9)(17)	02/2016	46,900,000	37,520,000	—	562,800
			Hartford Fire Insurance Co(9)(18)	06/2013
The Landings I/ Cincinnati, OH	Office	175,695	Citicorp North America(9)(19)	01/2022	29,659,500	23,727,600	—	355,914
The Landings II/ Cincinnati, OH	Office	175,076	—	—	26,160,500	20,928,400		313,926
One Easton Oval / Columbus, OH	Office	125,031	—	—	11,911,000	9,528,800	—	142,932
Two Easton Oval / Columbus, OH	Office	128,674	—	—	12,744,000	10,195,200	—	152,928
Weston Pointe I/ Ft. Lauderdale, FL	Office	97,579	—	—	19,384,250	15,507,400	—	232,611
Weston Pointe II/ Ft. Lauderdale, FL	Office	97,180	—	—	23,375,950	18,700,760	—	280,511
Weston Pointe III/ Ft, Lauderdale, FL	Office	97,178	American Intercontinental University(9)(20)	09/2015	23,583,550	18,866,840	—	283,002
Weston Pointe IV/ Ft. Lauderdale, FL	Office	96,175	General Services Administration(9)(17)	04/2019	28,256,250	22,605,000	—	339,075
One Conway Park Chicago, IL	Office	105,000	—	—	15,400,000	12,320,000	—	184,800
West Lake at Conway/ Chicago, IL	Office	99,538	—	—	17,575,000	14,060,000	—	210,900
Atrium I/ Columbus, OH	Office	315,102	Nationwide Mutual Insurance Co(9)(21)(22)	05/2018 05/2019	45,250,000	36,200,000	—	543,000

					$982,415,000	$785,932,600	$242,000,000	$10,143,599

(1)	Approximate total purchase price, exclusive of closing costs, paid by the Duke joint venture for each of these properties.

(2)	Pro rata share of approximate purchase price is at our pro rata share of effective ownership for each of these properties, which was funded using net proceeds of our public offerings.

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

(6)	Our tenant Cellco Partnership does business as Verizon Wireless.

(7)	Consolidated properties acquired on December 31, 2009 and contributed to the Duke joint venture on March 31, 2010.

(8)	Excludes costs associated with the Expansion Agreements.

(9)	This tenant is the tenant that currently occupies more than 50,000 of net rentable square feet.

(10)	Mercy Health Partners of South West Ohio is a healthcare system comprised of five hospitals and 38 physician practices serving the greater Cincinnati, Ohio area.

(11)	Lane Bryant, a division of Charming Shoppes, Inc. (NASDAQ:CHRS), is a chain of women’s retail clothing stores with over 850 stores in 48 states.

(12)	American Home Mortgage Services, Inc. is one of the country’s largest servicers of Alt-A and subprime loans on behalf of banks and other investors.

(13)	AMEC Paragon, Inc. is a provider of project management and engineering services to the oil and gas industry.

(14)	ABB, Inc. is a leader in power and automation technologies for utility and industrial customers.

(15)	Eveready Battery Company, Inc., is a division of Energizer Holdings, Inc. (NYSE:ENR), which manufactures batteries and lighting products.

(16)	NCS Pearson, Inc. provides services, software, systems, and Internet-based technologies for the collection management, and interpretation of data.

(17)

The General Services Administration is an independent agency of the Federal Government of the United States of America, which supplies products and communications for U.S. government offices, provides transportation and office space to federal employees and develops government-wide cost-minimizing policies and other management tasks.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

(18)	Hartford Fire Insurance Company is a subsidiary of the Hartford Financial Services Group and one on the world’s leading providers of fire, marine and casualty insurance.

(19)	Citicorp North America, Inc., provides regional banking services and is a subsidiary of Citigroup, Inc. (NYSE: C).

(20)	American Intercontinental University is an international for profit university with both physical and online campuses.

(21)	Nationwide Mutual Insurance Company is one of the nation’s largest insurance and financial services companies.

(22)	This tenant has two separate leases within this property, as they rent two separate spaces.

As of March 31, 2011, the Duke joint venture has purchased approximately $982,415,000 of assets, since inception, exclusive of acquisition fees and closing costs, and holds interests in 37 properties, 10 located in Florida, eight located in Ohio, four each located in North Carolina and Texas, two each located in Arizona, Illinois, Indiana, Minnesota and Missouri and one in Tennessee.

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

On December 17, 2010, in connection with the entry into of the Purchase Agreement for the Office Portfolio, we entered into an amended and restated operating agreement for the Duke joint venture. The amended and restated operating agreement generally contains the same terms and conditions as the operating agreement dated June 12, 2008 described above, except for the following material changes: (i) Duke has been granted us a call option to acquire Duke’s entire interest in the Duke joint venture which such interest shall be valued based on the opinions of qualified appraisers and which we can elect to exercise anytime after June 30, 2012 upon the occurrence and adoption by resolution of certain triggering events and (ii) the Duke joint venture has certain rights to participate in the development of certain adjacent and nearby parcels of land currently owned by Duke.

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

Consolidated Balance Sheet of the Duke joint venture as of March 31, 2011 (in thousands):

	March 31, 2011	REIT Basis Adjustments(1)	Total
Assets
Real Estate Net	$877,019	$2,143	$879,162
Other Assets	101,160	—	101,160

Total Assets	$978,179	$2,143	$980,322

Liabilities and Equity
Notes Payable	$241,618	—	$241,618
Other Liabilities	290,888	—	290,888

Total Liabilities	532,506	—	532,506

Company’s Equity	356,538	2,143	358,681
Other Investor’s Equity	89,135	—	89,135

Total Liabilities and Equity	$978,179	$2,143	$980,322

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

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

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

Consolidated Statement of Operations of the Duke joint venture for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Total Revenues	$19,585	$9,960
Operating Expenses	5,646	2,378
Interest	3,249	2,144
Depreciation and Amortization	7,621	4,086

Net Income	$3,069	$1,352

Company’s Share in Net Income	$2,456	$844
Adjustments for Company Basis	(29)	(32)

Company’s Equity in Net Income	$2,427	$812

Afton Ridge Joint Venture

On September 18, 2008, we acquired a 90% ownership interest in Afton Ridge, the owner of Afton Ridge Shopping Center, from unrelated third parties. CK Afton Ridge Shopping Center, LLC, a subsidiary of Childress Klein Properties, Inc. (“CK Afton Ridge”), retained a 10% ownership interest in Afton Ridge and continues to manage Afton Ridge Shopping Center. CK Afton Ridge acts as the managing member of Afton Ridge and is entitled to receive fees, including management, construction management and property management fees. We have joint approval rights over all major operating and policy decisions.

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

The purchase agreement with the seller contained a two year master lease agreement whereby rental revenues were guaranteed by the seller on the 9% unoccupied space at the date of the acquisition up to a maximum of $1,102,000. In addition, leasing commissions and

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

tenant improvement allowances were to be reimbursed under the purchase agreement up to $934,000 over the same two year period for leasing activities incurred by Afton Ridge to lease this unoccupied space. During the quarter ended December 31, 2010, we reached agreement with CK Afton Ridge as to the final payout under the master lease agreement. As of December 31, 2010, $842,000 in rental revenue guarantee payments and $923,000 in leasing commission and tenant reimbursement payments, respectively, have been received by Afton Ridge and treated as purchase price adjustments in the period when the contingency was resolved on the Afton Ridge standalone financial statements. Our pro rata share of such purchase price adjustments have been treated as a reduction of our investment in Afton Ridge.

Afton Ridge Shopping Center is a 470,288 square foot regional shopping center, completed in 2006, in which Afton Ridge owns 296,388 rentable square feet that is currently 96% leased. One of the shopping center’s anchors, a 173,900 square foot SuperTarget, is not owned by us. Additional anchor tenants in Afton Ridge Shopping Center are Best Buy, Marshalls, PetSmart, Dick’s Sporting Goods, Stein Mart and Ashley Furniture. Afton Ridge Shopping Center is the retail component of a 260 acre master planned mixed-use development.

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

Consolidated Balance Sheet of Afton Ridge as of March 31, 2011 (in thousands):

	March 31, 2011	REIT Basis Adjustments(1)	Total
Assets
Real Estate Net	$45,698	$599	$46,297
Other Assets	3,935	—	3,935

Total Assets	$49,633	$599	$50,232

Liabilities and Equity
Note Payable	$25,500	$—	$25,500
Other Liabilities	3,392	—	3,392

Total Liabilities	28,892	—	28,892

Company’s Equity	18,667	599	19,266
Other Investor’s Equity	2,074	—	2,074

Total Liabilities and Equity	$49,633	$599	$50,232

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

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

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

Consolidated Statements of Operations of Afton Ridge for the three months ended March 31, 2011 and 2010. (in thousands);

	Three Months Ended March 31,
	2011	2010
Total Revenues	$1,332	$1,300
Operating Expenses	350	351
Interest	376	376
Depreciation and Amortization	456	452

Net Income	$150	$121

Company’s Share in Net Income	$135	$109
Adjustments for REIT Basis	(5)	(7)

Company’s Equity in Net Income	$130	$102

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

Property and Market	Year Built	Property Type	Tenant	Net Rentable Sq. Feet	Percentage Leased	Lease Expiration	Approximate Total Acquisition Cost (in thousands)
Amber Park, Nothingham, UK	1997	Warehouse/Distribution	UniDrug Distribution Group	208,423	100%	3/2017	$15,642
Brackmills, Northampton, UK	1984	Warehouse/Distribution	GE Lighting Operations Limited	186,618	100%	3/2017	$16,759

A board of directors, comprised of members representing us and Goodman, in each case with an equal number of votes, has the responsibility for the supervision, management and major operating decisions of the UK JV and its business, except with respect to certain reserved matters which will require the unanimous approval of us and Goodman.

During the initial three year investment period, the UK JV has a right of first offer, with respect to certain logistics development or logistics investment assets considered for investment in the UK by Goodman or us. If a deadlock has arisen pertaining to a major decision regarding a specific property, either shareholder may exercise a buy-sell option in relation to the relevant property. After the initial investment period, either shareholder wishing to exit the UK JV may exercise a buy-sell option with respect to their entire interest in the UK JV.

The UK JV will pay certain fees to certain Goodman subsidiaries in connection with the services they provide to the UK JV, including but not limited to investment advisory, development management and property management services. Goodman may also be entitled to a promoted interest in the UK JV.

Consolidated Balance Sheet of UK JV as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Assets
Real Estate Net	$35,275	$34,092
Other Assets	1,735	1,623

Total Assets	$37,010	$35,715

Liabilities and Equity
Other Liabilities	$1,015	$938

Total Liabilities	1,015	938

Company’s Equity	29,092	27,822
Other Investor’s Equity	6,903	6,955

Total Liabilities and Equity	$37,010	$35,715

Consolidated Statements of Operations of UK JV for the three months ended March 31, 2011 (in thousands); there were no activities during the three months ended March 31, 2010.

Three Months Ended March 31, 2011
Total Revenues	$816
Operating Expenses	67
Depreciation and Amortization	353

Net Income	$396

Company’s Equity in Net Income	$317

European JV

The shareholders’ agreement pertaining to the European JV is by and among RT Princeton CE Holdings, LLC (our wholly-owned subsidiary), Goodman Europe Development Trust acting by its trustee Goodman Europe Development Pty Ltd. and Goodman Princeton Holdings (LUX) S.À.R.L., the European JV, for the purpose of acquiring and holding, either directly or indirectly, up to € 400,000,000 in

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

logistics focused warehouse/ distribution properties. On June 10, 2010, we initially funded the European JV with capital contributions of $26,802,000. The European JV acquired an initial portfolio of two properties, Duren and Schonberg, which were previously owned by a subsidiary of Goodman and which were purchased by the European JV simultaneously with the closing of the European JV.

On October 28, 2010, we contributed an additional capital contribution of $18,672,000 to the European JV to acquire Langenbach which was also previously owned by a subsidiary of Goodman.

Property and Market	Year Built	Property Type	Tenant	Net Rentable Sq. Feet	Percentage Leased	Lease Expiration	Approximate Total Acquisition Cost (in thousands)
Düren, Rhine-Ruhr Germany	2008	Warehouse/Distribution	Metsä Tissue GmbH	391,494	100%	01/2013	$16,435
Schönberg, Hamburg, Germany	2009	Warehouse/Distribution	LK Logistik GmbH	453,979	100%	05/2017	$17,274
Langenbach, Munich, Germany	2010	Warehouse/Distribution	DSV Stuttgart GmbH & Co. KG	225,106	100%	07/2015	$23,216

A board of directors, comprised of members representing us and Goodman, in each case with an equal number of votes, has the responsibility for the supervision, management and major operating decisions of the European JV and its business, except with respect to certain reserved matters which will require the unanimous approval of us and Goodman.

During the initial three year investment period, the European JV has a right of second offer (after another investment vehicle managed by Goodman) with respect to certain logistics development or logistics investment assets considered for investment by Goodman, and has a right of first offer with respect to certain logistics development or logistics investment assets considered for investment by us. If a deadlock has arisen pertaining to a major decision regarding a specific property, either shareholder may exercise a buy-sell option in relation to the relevant property. After the initial investment period, either shareholder wishing to exit the European JV may exercise a buy-sell option with respect to their entire interest in the European JV.

The European JV will pay certain fees to certain Goodman subsidiaries in connection with the services they provide to the European JV, including but not limited to investment advisory, development management and property management services. Certain Goodman subsidiaries may also be entitled to a promoted interest in the European JV.

Consolidated Balance Sheet of European JV as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Assets
Real Estate Net	$59,949	$58,614
Other Assets	4,048	4,355

Total Assets	$63,997	$62,969

Liabilities and Equity
Other Liabilities	$2,831	$3,797

Total Liabilities	2,831	3,797

Company’s Equity	48,933	47,338
Other Investor’s Equity	12,233	11,834

Total Liabilities and Equity	$63,997	$62,969

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

Consolidated Statements of Operations of European JV for the three months ended March 31, 2011 (in thousands); there were no activities during the three months ended March 31, 2010.

Three Months Ended March 31, 2011
Total Revenues	$1,489
Operating Expenses	224
Depreciation and Amortization	754

Net Income	$511

Company’s Equity in Net Income	$409

6. Acquisition Related Intangible Assets

Our acquisition related intangible assets are included in the consolidated balance sheets as acquired in-place lease value, acquired above market lease value and acquired below market lease value.

The following is a schedule of future amortization of acquisition related intangible assets as of March 31, 2011 (in thousands):

	Above Market Lease Value	Acquired In-Place Lease Value	Below Market Lease Value
2011 (Nine months ending December 31, 2011)	$3,249	$12,953	$2,693
2012	4,226	15,330	2,854
2013	3,400	13,716	2,073
2014	1,910	11,472	1,974
2015	1,598	10,690	1,937
2016	1,504	10,202	1,575
Thereafter	5,877	35,192	5,126

	$21,764	$109,555	$18,232

The amortization of the above and below-market lease values included in rental revenue were ($1,093,000) and $916,000, respectively, for the three months ended March 31, 2011, ($818,000) and $697,000, respectively, for the three months ended March 31, 2010. The amortization of in-place lease value included in amortization expense was $4,347,000 and $2,780,000 for the three months ended March 31, 2011 and 2010, respectively.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

7. Debt

Notes Payable secured by real property are summarized as follows (in thousands):

	Interest Rate as of		Maturity Date	Notes Payable as of
Property	March 31, 2011	December 31, 2010		March 31, 2011	December 31, 2010
REMEC	4.79%	4.79%	November 1, 2011	$13,250	$13,250
300 Constitution	4.84	4.84	April 1, 2012	12,000	12,000
Deerfield Commons I.(1)	5.23	5.23	December 1, 2015	9,691	9,725
Bolingbrook Point III	5.26	5.26	January 1, 2015	7,900	9,000
Fairforest Bldg. 5(2)	6.33	6.33	February 1, 2024	9,743	9,864
Fairforest Bldg. 6(2)	5.42	5.42	June 1, 2019	2,918	2,987
HJ Park—Bldg. 1(2)	4.98	4.98	March 1, 2013	580	648
North Rhett I(2)	5.65	5.65	August 1, 2019	3,818	3,906
North Rhett II(2)	5.20	5.20	October 1, 2020	2,137	2,180
North Rhett III(2)	5.75	5.75	February 1, 2020	1,710	1,759
North Rhett IV(2)	5.80	5.80	February 1, 2025	9,777	9,892
Mt Holly Bldg.(2)	5.20	5.20	October 1, 2020	2,137	2,180
Orangeburg Park Bldg.(2)	5.20	5.20	October 1, 2020	2,173	2,217
Kings Mountain I(2)	5.27	5.27	October 1, 2020	1,850	1,887
Kings Mountain II(2)	5.47	5.47	January 1, 2020	5,475	5,594
Union Cross Bldg. I(2)	5.50	5.50	July 1, 2021	2,701	2,749
Union Cross Bldg. II(2)	5.53	5.53	June 1, 2021	8,249	8,398
Thames Valley Five(3)(4)	6.42	6.42	May 30, 2013	9,062	8,781
Lakeside Office Center(5)	6.03	6.03	September 1, 2015	9,000	9,000
Enclave on the Lake(6)	5.45	5.45	May 1, 2011	17,810	17,906
Albion Mills Retail Park(3)(7)(8)	5.25	5.25	October 10, 2013	9,272	8,985
Avion Midrise III & IV(9)	5.52	5.52	April 1, 2014	21,244	21,354
12650 Ingenuity Drive(10)	5.62	5.62	October 1, 2014	12,964	13,061
Maskew Retail Park(3)(11)	5.68	5.68	August 10, 2014	22,453	21,759
One Wayside Road(12)	5.66	5.66	August 1, 2015	14,380	14,465
One Wayside Road(12)	5.92	5.92	August 1, 2015	11,942	12,006
100 Tice Blvd(13)	5.97	5.97	September 15, 2017	20,981	21,100
100 Tice Blvd(13)	5.97	5.97	September 15, 2017	20,980	21,100
Ten Parkway North	4.75	4.75	January 1, 2021	12,556	12,600
Pacific Corporate Park(14)	4.89	4.89	December 7, 2017	84,000	85,000
4701 Gold Spike Drive(15)	4.45	—	March 1, 2018	10,650	—
1985 International Way(15)	4.45	—	March 1, 2018	7,400	—
Summit Distribution Center(15)	4.45	—	March 1, 2018	6,700	—
3660 Deerpark Boulevard(15)	4.45	—	March 1, 2018	7,650	—
Tolleson Commerce Park II(15)	4.45	—	March 1, 2018	4,600	—
100 Kimball Drive(16)	5.25	—	March 1, 2021	33,000	—

Notes Payable				432,753	365,353
Plus Premium				3,998	4,155
Less Discount				(3,463)	(3,700)
Less Albion Mills Retail Park Fair Value Adjustment				(197)	(216)

Notes Payable Net of Premium/Discount and Fair Value Adjustment				$433,091	$365,592

(1)	Effective January 1, 2011, principal and interest payments are due monthly for the remaining 60 months of the loan term.

(2)

These notes payable were assumed from the seller of the Carolina Portfolio on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

(3)	These loans are subject to certain financial covenants (interest coverage and loan to value).

(4)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% plus 1.01%, or 6.42% per annum as of March 31, 2011, which expires on May 30, 2013. The stated rates on the mortgage note payable were 1.78% and 1.74% at March 31, 2011 and December 31, 2010, respectively, and were based on GBP-based LIBOR plus a spread of 1.01%.

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

(8)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31%, or 5.25% per annum as of March 31, 2011, which expires on October 10, 2013. The stated rates on the mortgage note payable were 2.08% and 2.04% at March 31, 2011 and December 31, 2010, respectively, and were based on GBP-based LIBOR plus a spread of 1.31%.

(9)	The loan was assumed from the seller of Avion Midrise III & IV on November 18, 2008 and was recorded at estimated fair value which includes the discount.

(10)	The loan was assumed from the seller of 12650 Ingenuity Drive on August 5, 2009 and was recorded at estimated fair value which includes the discount.

(11)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% plus 2.26, or 5.68% per annum as of March 31, 2011, which expires on August 10, 2014. The stated rates on the mortgage note payable was 3.03% and 2.99% at March 31, 2011 and December 31, 2010, respectively, and were based on GBP-based LIBOR plus a spread of 2.26%.

(12)	The two loans were assumed from the seller of One Wayside road on June 24, 2010 and were recorded at estimated fair value which include the premiums.

(13)	The two loans were assumed from the seller of 100 Tice Blvd. on September 28, 2010 and were recorded at estimated fair value which include the premiums.

(14)

We entered into an interest rate swap agreement that fixed the LIBOR rate at 2.69% plus 2.20%, or 4.89% per annum as of March 31, 2011 which expires on December 7, 2017. The stated rates on the mortgage note payable were 2.52% at March 31, 2011 and December 31, 2010, and were based on LIBOR plus a spread of 2.20%.

(15)	We entered into five loans totaling $37,000,000 on February 8, 2011 that are cross-collateralized by these properties.

(16)

We entered into an interest rate swap agreement that fixed the LIBOR rate at 3.50%, plus 1.75%, or 5.25% per annum as of March 31, 2011 which expires on March 1, 2021. The stated rate on the mortgage note payable was 2.01% at March 31, 2011 and was based on LIBOR plus a spread of 1.75%.

Notes Payable

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. Assumption fees and other loan closing costs totaling $765,500 were capitalized as incurred. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. Principal payments totaling $993,000 were made during the three months ended March 31, 2011. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

On December 27, 2007, we entered into a $9,000,000 financing agreement secured by the Bolingbrook Point III property with the Northwestern Mutual Life Insurance Company. The loan is for a term of seven years and bears a fixed interest rate of 5.26% per annum with principal due at maturity. In addition, we incurred financing costs of approximately $91,000 associated with obtaining this loan. On January 14, 2011, we paid down $1,100,000 of principal in connection with the lease termination settlement with one of the tenants.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

On May 30, 2008, we entered into a £7,500,000 financing arrangement with the Royal Bank of Scotland plc secured by the Thames Valley Five property. On July 27, 2010 we paid down the loan by £1,860,000 leaving a loan balance of £5,640,000 ($9,062,000 at March 31, 2011). The loan is for a term of five years (with a two year extension option) and bears interest at a variable rate adjusted quarterly, based on nine month GBP-based LIBOR plus 1.01%. In addition, we incurred financing costs of approximately £67,000 ($108,000 at March 31, 2011) associated with obtaining this loan. On August 14, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of March 31, 2011, and expires on May 30, 2013. In conjunction with the loan paydown, we incurred a cost of £227,000 ($361,000 at August 3, 2010) to reduce the notional amount of the interest rate swap from £7,500,000 to £5,640,000. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On July 1, 2008, in connection with the acquisition of Enclave on the Lake, we assumed an $18,281,000 ($18,790,000 face value less discount of $509,000) loan from NorthMarq Capital, Inc. that bears interest at a fixed rate of 5.45% per annum and matures on May 1, 2011. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $95,000 were made during the three months ended March 31, 2011. In addition, we incurred financing costs totaling $241,000 in conjunction with the assumption of the loan.

On October 10, 2008, we entered into a £5,771,000 ($9,272,000 at March 31, 2011) financing agreement with the Royal Bank of Scotland plc secured by Albion Mills Retail Park property. The loan is for a term of five years and bears interest at a variable rate adjusted quarterly, based on three month GBP-based LIBOR plus 1.31%. In addition, we incurred financing costs of approximately £75,000 ($121,000 at March 31, 2011) associated with obtaining this loan. On November 25, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of March 31, 2011 and expires on October 10, 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On November 18, 2008, in connection with the acquisition of Avion Midrise III & IV, we assumed $20,851,000 ($22,186,000 face value less discount of $1,335,000) fixed rate mortgage loan from Capmark Finance, Inc. that bears interest at a rate of 5.52% per annum and matures on April 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $110,000 were made during the three months ended March 31, 2011. In addition, we incurred financing costs totaling $344,000 in conjunction with the assumption of the loan.

On August 5, 2009, in connection with the acquisition of 12650 Ingenuity Drive, we assumed a $12,572,000 ($13,539,000 face value less a discount of $967,000) fixed rate mortgage loan from PNC Bank, National Association that bears interest at a rate of 5.62% and matures on October 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $96,000 were made during the three months ended March 31, 2011. In addition, we incurred financing costs totaling $284,000 in conjunction with the assumption of the loan.

On August 10, 2009, we entered into a £13,975,000 ($22,453,000 at March 31, 2011) financing agreement with the Abbey National Treasury Services plc secured by the Maskew Retail Park property. On September 24, 2009, we drew the full amount of the loan and concurrently entered into an interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% plus 2.26% or 5.68% per annum for the five-year term of the loan. Interest only payments are due quarterly for the term of the loan with principal due at maturity. In addition, we incurred financing costs of approximately £268,000 ($431,000 at March 31, 2011) associated with obtaining this loan.

On June 24, 2010, we assumed two loans in connection with the acquisition of One Wayside Road: (i) a $14,888,000 ($14,633,000 at face value plus a premium of $255,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.66% and matures on August 1, 2015; and (ii) a $12,479,000 ($12,132,000 at face value plus a premium of $347,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.92% and matures on August 1, 2015. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $150,000 were made during the three months ended March 31, 2011 on the two loans. In addition, we incurred financing costs totaling $342,000 in conjunction with the assumption of the loans.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

(ii) a $23,136,000 ($21,217,000 at a face value plus a premium of $1,919,000) fixed rate mortgage from Hartford Life and Accidental Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $239,000 were made during the three months ended March 31, 2011 on the two loans. In addition, we incurred financing costs totaling $476,000 in conjunction with the assumption of the loans.

On December 7, 2010, we entered into a $85,000,000 secured term loan through a subsidiary with Wells Fargo Bank, National Association, or the Pacific Corporate Park Loan. The Pacific Corporate Park Loan has a seven-year term, monthly amortization of $250,000 and is secured by Pacific Corporate Park. Upon closing of the Pacific Corporate Park Loan on December 7, 2010, we entered into an interest rate swap agreement with Wells Fargo Bank, National Association to effectively fix the interest rate on the entire outstanding Pacific Corporate Park Loan amount at 4.89% for its seven-year term. Principal and interest payments are due monthly and principal payments totaling $1,000,000 were made during the three months ended March 31, 2011. In addition, we incurred financing costs of approximately $1,512,000 in conjunction with obtaining the loan.

On December 29, 2010, we entered into a $12,600,000 secured term loan through Woodmen of The World Life Insurance Society secured by the Ten Parkway North property. The Ten Parkway North loan bears interest at a fixed rate of 4.75% per annum and matures on January 1, 2021. Principal and interest payments are due monthly and principal payments totaling $44,000 were made during the three months ended March 31, 2011. In addition, we incurred financing costs of approximately $160,000 in conjunction with obtaining the loan.

On February 8, 2011, we entered into five cross-collateralized secured term loans totaling $37,000,000 with ING USA Annuity and Life Insurance Company secured by the following properties: 4701 Gold Spike Road, $10,650,000, Summit Distribution Center, $6,700,000, Tolleson Commerce Park II, $4,600,000, 3660 Deerpark Blvd., $7,650,000 and 1985 International Way, $7,400,000. The loans bear interest at a fixed rate of 4.45% and mature on March 1, 2018. There were no principal payments made during the period ended March 31, 2011. In addition, we incurred financing costs of approximately $702,000 in conjunction with obtaining the five loans.

On February 28, 2011, we entered into a $33,000,000 secured term loan with TD Bank secured by the 100 Kimball Drive property. Upon closing the 100 Kimball Drive loan, we simultaneously entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the entire outstanding loan amount to 5.25% for its 10 year term. Principal and interest payments are due monthly. There were no principal payments made during the period ended March 31, 2011. In addition, we incurred financing costs of approximately $463,000 in conjunction with obtaining the loan.

The minimum principal payments due for the notes payable and our loan payable are as follows as of March 31, 2011 (in thousands):

2011 (Nine months ending December 31, 2011)	$38,905
2012	23,613
2013	30,211
2014	120,608
2015	60,156
2016	11,161
Thereafter	203,099

$487,753

Loan Payable

On May 26, 2010, we entered into a $70,000,000 revolving credit facility with Wells Fargo Bank, N.A., or the Wells Fargo Credit Facility. The initial maturity date of the Wells Fargo Credit Facility is May 26, 2014, however we may extend the maturity date to May 26, 2015, subject to certain conditions. $15,000,000 of the Wells Fargo Credit Facility was initially drawn upon closing on May 26, 2010, with $55,000,000 initially remaining available for disbursement during the term of the facility. We have the right to prepay any outstanding amount of the Wells Fargo Credit Facility, in whole or in part, without premium or penalty at any time during the term of this Wells Fargo Credit Facility, however, we initially could not reduce the outstanding principal balance below a minimum outstanding amount of $15,000,000, without reducing the total $70,000,000 Wells Fargo Credit Facility capacity. Initially, the Wells Fargo Credit

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

Facility had a floating interest rate of 300 basis points over the LIBOR, however this interest rate would be at least 4.00% for any of the outstanding balance that was not subject to an interest rate swap with an initial term of at least two years. Upon closing on May 26, 2010, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. to effectively fix the interest rate on the initial $15,000,000 outstanding loan amount at 5.10% for the four-year term of the facility. The interest rate swap was designated as a qualifying cash flow hedge at the start date of the hedge relationship as described in Note 16 “Derivative Instruments.” The Wells Fargo Credit Facility was initially secured by our 13201 Wilfred, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, Crest Ridge Corporate Center I and West Point Trade Center properties. In addition, CBRE OP provides a limited guarantee for the Wells Fargo Credit Facility. The Wells Fargo Credit Facility is subject to certain customary financial covenants, including certain negative financial covenants, which we believe we were in compliance with as of March 31, 2011. A commitment fee of $1,050,000 was paid to Wells Fargo Bank, N.A. at the initial closing.

On August 31, 2010, we entered into an amended and restated credit agreement with Wells Fargo Bank, N.A. to expand the Wells Fargo Credit Facility from its initial capacity of $70,000,000 to an amended capacity of $125,000,000 (the “Amended Wells Fargo Credit Facility”). In connection with the Amended Wells Fargo Credit Facility, the minimum outstanding amount was increased to $25,000,000 and as such an additional $10,000,000 was drawn (in addition to the $15,000,000 initially drawn on May 26, 2010) with the remaining $100,000,000 available for disbursement during the term of the facility. The Amended Wells Fargo Credit Facility is secured by an additional three of our properties, for a total of eight properties in all: 13201 Wilfred Lane, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, Crest Ridge Corporate Center, West Point Trade Center, 5160 Hacienda Drive, 10450 Pacific Center Court and 225 Summit Avenue. The interest rate was reduced by 25 basis points to 275 basis points over LIBOR (which rate will apply to all withdrawals from the Amended Wells Fargo Credit Facility other than the initial $15,000,000 that was drawn on May 26, 2010) and the initial interest rate floor of 4.00% was eliminated. The initial maturity date remains May 26, 2014, however we may extend the maturity date to May 26, 2015, subject to certain conditions. The Amended Wells Fargo Credit Facility is subject to certain representations and warranties and customary financial covenants (including certain negative financial covenants) with which we believe we were in compliance as of March 31, 2011. A commitment fee of $632,500 was paid to Wells Fargo Bank, N.A. at closing of the Amended Wells Fargo Credit Facility.

On March 30, 2011, an additional $30,000,000 was drawn (in addition to the $15,000,000 initially drawn on May 26, 2010 and $10,000,000 second draw on August 31, 2010) in connection with the Amended Wells Fargo Credit Facility, with the remaining $70,000,000 available for disbursement during the term of the facility. The $55,000,000 is included in Loan Payable on our condensed consolidated balance sheet.

Our organizational documents contain a limitation on the amount of indebtedness that we may incur, so that unless our shares are listed on a national securities exchange, our aggregate borrowing may not exceed 300% of our net assets unless any excess borrowing is approved by a majority of our independent trustees and is disclosed to shareholders in our next quarterly report.

8. Minimum Future Rents Receivable

The following is a schedule of minimum future rentals to be received on non-cancelable operating leases from consolidated properties as of March 31, 2011 (in thousands):

2011 (Nine months ending December 31, 2011)	$71,900
2012	91,129
2013	84,797
2014	80,536
2015	77,274
2016	73,858
Thereafter	312,058

$791,552

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

9. Concentrations

Tenant Revenue Concentrations

For the three months ended March 31, 2011, a tenant in Pacific Corporate Park accounted for approximately $3,602,000 or approximately 12% of total revenues from consolidated properties. The leases under which the tenant occupies our Pacific Corporate Park property expire in February 2021.

For the three months ended March 31, 2010, there were no significant revenue concentrations.

Geographic Concentrations

As of March 31, 2011, we owned 71 consolidated properties, excluding two properties held for sale, located 14 states (Arizona, California, Georgia, Florida, Illinois, Kentucky, Massachusetts, Minnesota, New Jersey, North Carolina, South Carolina, Texas, Utah, and Virginia) and in the United Kingdom.

As of March 31, 2010, we owned 58 consolidated properties located in ten states (California, Florida, Georgia, Illinois, Massachusetts, Minnesota, North Carolina, South Carolina, Texas and Virginia) and in the United Kingdom.

Our geographic revenue concentrations from consolidated properties for the three months ended March 31, 2011, and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010
Domestic
Virginia	16.25%	6.39%
New Jersey	15.73	—
California	13.25	12.17
South Carolina	10.48	19.78
Texas	9.61	13.03
Massachusetts	7.55	5.63
Florida	5.95	15.86
Minnesota	5.38	7.83
Illinois	3.28	1.22
North Carolina	2.06	3.07
Georgia	1.81	3.72
Kentucky	1.20	—
Utah	1.09	—
Arizona	0.94	—

Total Domestic	94.58	88.70
International
United Kingdom	5.42	11.30

Total	100.00%	100.00%

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

Our geographic long-lived asset concentrations from consolidated properties as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Domestic
Virginia	15.59%	15.71%
New Jersey	14.47	14.49
South Carolina	13.79	13.86
California	11.56	11.59
Massachusetts	7.70	7.72
Texas	7.11	7.14
Florida	5.54	5.55
North Carolina	4.38	4.30
Minnesota	3.54	3.55
Illinois	3.41	3.42
Kentucky	1.22	1.23
Utah	1.11	1.12
Georgia	1.10	1.10
Arizona	0.74	0.76

Total Domestic	91.26	91.54
International
United Kingdom	8.74	8.46

Total	100.00%	100.00%

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, property management fees, property level general and administrative expenses and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our general and administrative expenses. The following table compares the net operating income for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Domestic Industrial Properties
Revenues:
Rental	$6,928	$5,813
Tenant Reimbursements	1,664	1,258

Total Revenues	8,592	7,071

Property and Related Expenses:
Operating and Maintenance	448	338
General and Administrative	121	46
Property Management Fee to Related Party	83	61
Property Taxes	1,629	1,431

Total Expenses	2,281	1,876

Net Operating Income	6,311	5,195

Domestic Office Properties
Revenues:
Rental	16,166	7,249
Tenant Reimbursements	3,871	1,579

Total Revenues	20,037	8,828

Property and Related Expenses:
Operating and Maintenance	2,747	1,157
General and Administrative	129	87
Property Management Fee to Related Party	234	33
Property Taxes	2,447	1,190

Total Expenses	5,557	2,467

Net Operating Income	14,480	6,361

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

	Three Months Ended March 31,
	2011	2010
International Office/Retail Properties
Revenues:
Rental	1,598	1,940
Tenant Reimbursements	43	81

Total Revenues	1,641	2,021

Property and Related Expenses:
Operating and Maintenance	239	80
General and Administrative	151	35
Property Management Fee to Related Party	71	70

Total Expenses	461	185

Net Operating Income	1,180	1,836

Reconciliation to Consolidated Net Income (Loss)
Total Segment Net Operating Income	21,971	13,392
Interest Expense	6,011	3,095
General and Administrative	1,140	671
Investment Management Fee to Related Party	4,258	2,431
Acquisition Expenses	4,646	378
Depreciation and Amortization	12,274	7,243

	(6,358)	(426)

Other Income and Expenses
Interest and Other Income	376	598
Net Settlement Payments on Interest Rate Swaps	(174)	(214)
Loss on Interest Rate Swaps and Cap	254	(388)
Loss on Note Payable at Fair Value	(27)	(73)
Loss on Early Extinguishment of Debt	—	(73)

Loss from Continuing Operations Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	(5,929)	(576)

Provision for Income Taxes	(69)	(15)
Equity in Income of Unconsolidated Entities	3,210	737

Net (Loss) Income from Continuing Operations	(2,788)	146

Income from Discontinued Operations	175	—

Net (Loss) Income	(2,613)	146

Net Loss (Income) Attributable to Non-Controlling Operating Partnership Units	4	(1)

Net (Loss) Income Attributable to CB Richard Ellis Realty Trust Shareholders	$(2,609)	$145

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

	March 31, 2011	December 31, 2010
Condensed Assets
Domestic Industrial Properties	$413,554	$412,093
Domestic Office Properties	709,924	711,084
Domestic Industrial Properties-Discontinued Operations	22,047	22,056
International Office/Retail Properties	106,685	104,076
Non-Segment Assets	589,428	467,411

Total Assets	$1,841,638	$1,716,720

	Three Months Ended March 31,
Capital Expenditures	2011	2010
Domestic Industrial Properties	$1,098	$113
Domestic Office Properties	57	58

Total Capital Expenditures	$1,155	$171

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

Offering Costs Relating to Public Offerings

Offering costs totaling $10,031,000 and $12,074,000 were incurred during the three months ended March 31, 2011 and 2010, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Of the total amounts, $9,059,000 and $11,369,000 was incurred to CNL Securities Corp., as dealer manager and $92,000 and $45,000 was incurred to the Investment Advisor for reimbursable marketing for the three months ended March 31, 2011 and 2010, respectively. Each party will be paid the amount incurred from proceeds of the public offering. As of March 31, 2011 and December 2010 the accrued offering costs payable to related parties included in our consolidated balance sheets were $973,000 and $917,000.

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

The Investment Advisor earned investment management fees of $4,297,000 and $2,431,000 for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010, the investment management fees payable to related party

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

in our consolidated balance sheets were $2,970,000 and $1,330,000, respectively. In connection with services provided to the Investment Advisor, CNL Fund Management Company, the Sub-Advisor and affiliate of the Dealer Manager pursuant to a sub-advisory agreement dated August 21, 2006, was paid by the Investment Advisor $593,000 and $336,000 for the three months ended March 31, 2011 and 2010, respectively.

Acquisition Fee and Expenses to Related Party

On January 30, 2009, we entered into that certain Second Amendment Advisory Agreement that permits the Investment Advisor to earn an acquisition fee of up to 1.5% of (i) the purchase price of real estate investments acquired by us, including any debt attributable to such investments, or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. The Investment Advisor earned acquisition fees of $4,114,000 and $296,000 for the three months ended March 31, 2011 and 2010, respectively. In connection with services provided to the Investment Advisor, the Sub Advisor, pursuant to a sub advisory agreement, was paid by the Investment Advisor acquisition fees of $769,000 and $55,000 for the three months ended March 31, 2011 and 2010, respectively. The Investment Advisor earned $274,000 and $42,000 in acquisition related expenses during the three months ended March 31, 2011 and 2010. Prior to the adoption of “Business Combinations” on January 1, 2009, these acquisitions fees and expenses were capitalized to investments in real estate and related intangibles.

Management Services to Related Party

Affiliates of the Investment Advisor may also provide leasing, brokerage, property management, construction management or mortgage banking services for us. CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor, received property management fees of approximately $410,000 and $164,000 for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010 the property management fees payable to related party included in our consolidated balance sheets were $296,000 and $191,000, respectively. No brokerage fees were paid to affiliates of the Investment Advisor for the three months ended March 31, 2011 and 2010. Mortgage banking fees of $613,000 and $0 were paid to CBRE Capital Markets, as affiliate of the Investment Advisor, for three months ended March 31, 2011 and 2010, respectively.

Affiliates of the Investment Advisor received leasing fees of $319,000 and $95,000 and construction management fees of $12,000 and $0 for the three months ended March 31, 2011 and 2010, respectively.

12. Equity Incentive Plan and Performance Bonus Plan

Equity Incentive Plan

We have adopted a 2004 equity incentive plan. The purpose of the 2004 equity incentive plan is to provide us with the flexibility to use share options and other awards to provide a means of performance-based compensation. Our key employees, directors, trustees, officers, advisors, consultants or other personnel and our subsidiaries or other persons expected to provide significant services or our subsidiaries, including employees of the Investment Advisor, would be eligible to be granted share options, restricted shares, phantom shares, distribution equivalent rights and other share-based awards under the 2004 equity incentive plan. On April 20, 2010, our Board’s independent trustees, Messrs. Black, Reid and Orphanides, were awarded equity grants under our 2004 equity incentive plan on the following terms: (i) each award was for $80,000 in restricted common shares of the Trust (or 8,000 shares at $10.00 per share) for a total of $240,000; (ii) each award vested in its entirety, upon issuance; and (iii) the independent trustee would not be able to redeem any of the restricted common shares prior to the third anniversary of date of issuance, but retains the rights to dividends declared and paid during such restriction period. We recognized a stock based compensation expense of $240,000 during the year ended December 31, 2010 as a result of granting these awards to our independent trustees. No awards of any kind were made under this plan during the three months ended March 31, 2011.

Performance Bonus Plan

We have adopted a 2004 performance bonus plan. Annual bonuses under our 2004 performance bonus plan are awarded by our Compensation Committee to selected key employees, including employees of the Investment Advisor, based on corporate factors or individual factors (or a combination of both). Subject to the provisions of the 2004 performance bonus plan, the Compensation Committee will (i) determine and designate those key employees to whom bonuses are to be granted; (ii) determine, consistently with

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

the 2004 performance bonus plan, the amount of the bonus to be granted to any key employee for any performance period; and (iii) determine, consistently with the 2004 performance bonus plan, the terms and conditions of each bonus. Bonuses may be so awarded by the Compensation Committee prior to the commencement of any performance period, during or after any performance period. No bonus shall exceed 200% of the key employee’s aggregate salary for the year. The Compensation Committee may provide for partial bonus payments at target and other levels. Corporate performance hurdles for bonuses may be adjusted by the Compensation Committee in its discretion to reflect (i) dilution from corporate acquisitions and share offerings, and (ii) changes in applicable accounting rules and standards. The Compensation Committee may determine that bonuses shall be paid in cash or shares or other equity-based grants, or a combination thereof. The Compensation Committee may also provide that any such share grants be made under our 2004 equity incentive plan or any other equity-based plan or program we may establish. The Compensation Committee may provide for programs under which the payment of bonuses may be deferred at the election of the employee. No bonuses were awarded and no bonus related expenses were incurred by us during the three months ended March 31, 2011 and 2010, respectively.

13. Shareholders’ Equity

Under our declaration of trust, we have the authority to issue a total of 1,000,000,000 shares of beneficial interest. Of the total shares authorized, 990,000,000 shares are designated as common shares with a par value of $0.01 per share and 10,000,000 shares are designated as preferred shares.

The registration statement relating to our initial public offering was declared effective by the SEC on October 24, 2006. CNL Securities Corp. acted as the dealer manager of this offering. The registration statement covered up to $2,000,000,000 in common shares of beneficial interest, 90% of which were offered at a price of $10.00 per share, and 10% of which were offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. As of January 29, 2009, we had issued 60,808,967 common shares in our initial public offering. We terminated the initial public offering effective as of the close of business on January 29, 2009. The registration statement relating to our follow-on public offering was declared effective by the SEC on January 30, 2009. CNL Securities Corp. is the dealer manager of this offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through March 31, 2011, we received gross offering proceeds of approximately $1,108,455,774 from the sale of 111,137,409 shares.

During the three months ended March 31, 2011 and 2010, we repurchased 591,351 common shares, and 470,187 common shares, respectively, under our Share Redemption Program for $5,436,000 and $4,253,000, respectively.

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

The following table reconciles the distributions declared per common share to the distributions paid per common share during the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Distributions declared per common share	$0.150	$0.150
Less: Distributions declared in the current period, and paid in the subsequent period	(0.150)	(0.150)
Add: Distributions declared in the prior year, and paid in the current year	0.150	0.150

Distributions paid per common share	$0.150	$0.150

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

Distributions to shareholders during the three months ended March 31, 2011 and 2010 totaled $24,053,000 and $14,750,000, respectively.

We issued 1,079,740 common shares and 652,363 common shares pursuant to our dividend reinvestment plan for the three months ended March 31, 2011 and 2010, respectively.

15. Derivative Instruments

The following table sets forth the terms of our interest rate swap derivative instruments at March 31, 2011 (amounts in thousands):

Type of Instrument	Notional Amount	Fair Value	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Non-qualifying Interest Rate Swap on Thames Valley Five debt(1)	$9,062	$(688)	5.41%	0.80%	May 30, 2013
Non-qualifying Interest Rate Swap on Albion Mills Retail Park debt(1)	$9,181	$(454)	3.94%	0.77%	October 10, 2013
Qualifying Interest Rate Swap on Maskew Retail Park debt(1)	$22,453	$(840)	3.42%	0.78%	August 10, 2014
Qualifying Interest Rate Swap on Wells Fargo Credit Facility loan	$15,000	$(279)	2.10%	0.26%	May 26, 2014
Qualifying Interest Rate Swap on Pacific Corporate Park debt	$85,000	$408	2.69%	0.32%	December 7, 2017
Qualifying Interest Rate Swap on 100 Kimball debt	$33,000	$(439)	3.50%	0.26%	March 1, 2021

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.

The following table sets forth the terms of our interest rate swap derivative instruments at December 31, 2010 (amounts in thousands):

Type of Instrument	Notional Amount	Fair Value	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Non-qualifying Interest Rate Swap on Thames Valley Five debt(1)	$8,781	$(802)	5.41%	0.74%	May 30, 2013
Non-qualifying Interest Rate Swap on Albion Mills Retail Park debt(1)	$8,897	$(547)	3.94%	0.74%	October 10, 2013
Qualifying Interest Rate Swap on Maskew Retail Park debt(1)	$21,759	$(1,090)	3.42%	0.74%	August 10, 2014
Qualifying Interest Rate Swap on Wells Fargo Credit Facility loan	$15,000	$(371)	2.10%	0.26%	May 26, 2014
Qualifying Interest Rate Swap on Pacific Corporate Park debt	$85,000	$(471)	2.69%	0.32%	December 7, 2017

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.

We marked our two non-qualifying economic hedge interest rate swap instruments to their estimated fair value of ($1,142,000) and ($1,349,000) on the consolidated balance sheet at March 31, 2011 and December 31, 2010 included in Liabilities as Interest Rate Swaps at Fair Value. We recognized a gain on interest rate swaps of $254,000 and a loss of ($388,000) for the three months ended March 31, 2011 and 2010, respectively, included in Gain (Loss) on Interest Rate Swaps and Cap on the Consolidated Statement of Operations.

Our $22,453,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our Maskew Retail Park variable rate note payable from its inception on September 24, 2009. The estimated fair value of the interest rate swap value of ($840,000) and ($1,090,000) as of March 31, 2011 and December 31, 2010, respectively, has resulted in a

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

swap fair value adjustment being recorded to other comprehensive loss totaling $250,000 and $580,000 for the three months ended March 31, 2011 and 2010, respectively.

Our $15,000,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our Wells Fargo Credit Facility variable rate loan payable from its inception on May 26, 2010. The estimated fair value of the interest rate swap value of ($279,000) and ($371,000) as of March 31, 2011 and December 31, 2010, has resulted in a swap fair value adjustment being recorded to other comprehensive loss totaling $93,000 for the three months ended March 31, 2011. There was no measured ineffectiveness for the qualifying hedge during the three months ended March 31, 2010.

Our $85,000,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our Pacific Corporate Park variable rate loan payable from its inception on December 7, 2010. The estimated fair value of the interest rate swap value of $408,000 and ($471,000) as of March 31, 2011 and December 31, 2010, has resulted in a swap fair value adjustment being recorded to other comprehensive gain totaling $879,000 for the three months ended March 31, 2011. There was no measured ineffectiveness for the qualifying hedge during the three months ended March 31, 2010.

Our $33,000,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our 100 Kimball variable rate loan payable from its inception on March 1, 2011. The estimated fair value of the interest rate swap value of ($439,000) as of March 31, 2011, has resulted in a swap fair value adjustment being recorded to other comprehensive loss totaling $439,000 for the three months ended March 31, 2011. There was no measured ineffectiveness for the qualifying hedge during the three months ended March 31, 2011.

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

We applied the fair value option for the Albion Mills Retail Park note payable at each reporting period. Included in loss on notes payable at fair value in the statement of operations were ($27,000) and ($73,000) for the three months ended March 31, 2011 and 2010, respectively. In addition, there were $113,000 and $87,000 translation losses recorded to Other Comprehensive Loss at March 31, 2011 and 2010, respectively.

17. Fair Value of Financial Instruments and Investments

We apply the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical financial instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have classified the Albion Mills Retail Park notes payable as Level 3 as of March 31, 2011 and December 31, 2010 due to the lack of current market activity and our reliance on unobservable inputs to estimate the fair value of the mortgage note payable.

As of March 31, 2011 and December 31, 2010, we held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, an interest rate cap, interest rate swap derivative contracts and our equity method investment in CBRE Strategic Partners Asia. Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less, including money market funds and U.S. Government obligations. Derivative instruments are related to our economic hedging activities with respect to interest rates.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

The fair values of the interest rate cap and swap derivative agreements are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell above the strike rate of the interest rate cap agreement, and by discounting the future expected cash payments and receipts on the pay and receive legs of the interest rate swap agreements that swap the estimated variable rate mortgage note payment stream for a fixed rate receive payment stream over the period of the loan. The variable interest rates used in the calculation of projected receipts on the interest rate cap agreement and on the interest rate swap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements (where appropriate). Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2011 and December 31, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

The following items are measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010 (in thousands):

	As of March 31, 2011
	Total Fair Value	Fair Value Measurements Using:
		Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash and Cash Equivalents	$15,154	$(15,154)	$—	$—
Interest Rate Swaps at Fair Value—Non Qualifying Hedges	$(1,142)	$—	$(1,142)	$—
Interest Rate Swaps at Fair Value—Qualifying Hedges	$(1,149)	$—	$(1,149)	$—
Investment in CBRE Strategic Partners Asia	$9,399	$—	$—	9,399
Note Payable at Fair Value	$(9,075)	$—	$—	$(9,075)

	As of December 31, 2010
	Total Fair Value	Fair Value Measurements Using:
		Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash and Cash Equivalents	$998	$998	$—	$—
Interest Rate Swaps at Fair Value—Non Qualifying Hedges	$(1,349)	$—	$(1,349)	$—
Interest Rate Swaps at Fair Value—Qualifying Hedges	$(1,932)	$—	$(1,932)	$—
Investment in CBRE Strategic Partners Asia	$9,471	$—	$—	$9,471
Note Payable at Fair Value	$(8,769)	$—	$—	$(8,769)

The following table presents our activity for the variable rate note payable and our investment in CBRE Strategic Partners Asia measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Investment in CBRE Strategic Partners Asia	Note Payable
Balance at January 1, 2011	$9,471	$(8,769)
Contributions	(72)	—
Distributions	—	—
Total Loss on Fair Value Adjustment	—	(27)
Translation Adjustment in Other Comprehensive Income	—	(279)

Balance at March 31, 2011	$9,399	$(9,075)

The Amount of Total Income (Loss) for the Period Included in Equity in Loss Payable at Fair Value and Equity in Income of Unconsolidated Entities to Note Payable and Investment in Unconsolidated Entities Held at March 31, 2011	$—	$(27)

Gains and losses (realized and unrealized) included in earnings related to the interest rate cap and swaps, as well as for the elected fair value note payable for the three months ended March 31, 2011 and March 31, 2010 are reported as components of “Other Income and Expense” on the consolidated statements of operations.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

Disclosure of Fair Value Financial Instruments

For disclosure purposes only, the following table summarizes our notes payable and their estimated fair value at March 31, 2011 and December 31, 2010 (in thousands):

	Book Value		Fair Value
Financial Instrument	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Notes Payable	$424,016	$356,823	$420,444	$361,418
Note Payable at Fair Value	$9,075	$8,769	$9,075	$8,769

	$433,091	$365,592	$429,519	$370,187

For purposes of this fair value disclosure, we based our fair value estimate for notes payable on our internal valuation that includes a representative sample of our lenders’ market interest rate quotes as of March 31, 2011 and December 31, 2010 for debt with similar risk characteristics and maturities. We based the Note Payable carried at fair value on a third party appraiser’s valuation, which used similar techniques as our internal valuation model as of March 31, 2011 and December 31, 2010.

18. Commitments and Contingencies

We have agreed to a capital commitment of up to $20,000,000 in CBRE Strategic Partners Asia, which extends to January 31, 2012. As of March 31, 2011, we funded $15,040,000 of our capital commitment. CBRE Investors, our sponsor, formed CBRE Strategic Partners Asia, to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. If we and all other currently committed capital investors had funded our entire commitments in CBRE Strategic Partners Asia as of March 31, 2011, we would have owned an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. A majority of our trustees (including a majority of our independent trustees) not otherwise interested in this transaction approved the transaction as being fair, competitive and commercially reasonable. CBRE Strategic Partners Asia is managed by CB Richard Ellis Investors SP Asia II, LLC or the Fund Manager, a subsidiary of CBRE Investors.

On June 23, 2010, we entered into a purchase and sale agreement to acquire, subject to customary closing conditions, Millers Ferry Road, located at Millers Ferry Road and Mars Road in Wilmer, TX, a suburb of Dallas. We will acquire Millers Ferry Road for approximately $44,000,000, exclusive of customary closing costs. We anticipate that the acquisition will be funded using the net proceeds from our current public offering. Millers Ferry Road, scheduled to be completed in the second quarter of 2011, will be a 1,020,000 square foot, warehouse/distribution center with no operating history. We expect that the property will be 100% leased to Whirlpool Corporation to be utilized as a regional distribution center through December 2020. Whirlpool Corporation is a leading global manufacturer and marketer of major home appliances. While we anticipate this acquisition will close during the second quarter of 2011, the agreement to acquire the property is subject to a number of contingencies, including, but not limited to, substantial completion of the construction of the property and acceptance by the tenant of the space and therefore there can be no assurances that this acquisition will occur. As of March 31, 2011, we have provided deposits of $1,500,000 in connection with the execution of the agreement that is refundable in the event that certain closing conditions are not met.

On August 24, 2010, the Duke joint venture closed on the acquisition of additional land and entered into a construction agreement, and lease amendments (collectively, the “Expansion Agreements”) to expand the AllPoints at Anson Bldg. 1 property, a warehouse/distribution center located in Whitestown, IN, a suburb of Indianapolis. The existing property is 100% leased to a subsidiary of Amazon.com through July 2018. Pursuant to the Expansion Agreements, AllPoints at Anson Bldg. 1 (i) will be expanded from the current 630,573 square feet to approximately 1,036,573 square feet and (ii) will remain 100% leased to a subsidiary of Amazon.com, which lease will be extended through April 2021. The total cost of the expansion is anticipated to be approximately $16,900,000 to the Duke joint venture. As of March 31, 2011, the Duke joint venture had incurred land acquisition and construction costs totaling approximately $14,192,000. We own an 80% interest in the Duke joint venture and we expect to make cash contributions of approximately $13,541,000 to the Duke joint venture over the construction period in connection with the Expansion Agreements. We will pay a construction supervision fee of $203,000 to our Investment Advisor in connection with the Expansion Agreements.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

On October 15, 2010, we entered into two agreements of sale, one with 70 Hudson Street, L.L.C. and 70 Hudson Street Urban Renewal Associates, L.L.C. and the other with 90 Hudson Street, L.L.C. and 90 Hudson Street Urban Renewal Associates, L.L.C., all unrelated third parties, to acquire, subject to customary closing conditions, two office buildings located at 70 Hudson Street, or 70 Hudson, and 90 Hudson Street, or 90 Hudson, in Jersey City, New Jersey (collectively, “70 & 90 Hudson”). The total of the two purchase prices for 70 & 90 Hudson is $310,000,000, exclusive of customary closing costs and the assumption of approximately $240,000,000 in two existing mortgage loans. 70 Hudson is a 409,272 square foot, 12-story office building constructed in 2000 that is 100% net-leased through January 2016 to Long Island Holding, LLC, a wholly-owned subsidiary of Barclays Capital, Inc., a leading global investment bank based in the United Kingdom. Barclay’s Capital Inc. is the investment banking division of Barclay’s Bank PLC (NYSE: BCS), a global bank. 90 Hudson is a 418,046 square foot, 12-story office building constructed in 1999 that is 100% leased with approximately 59% of the building leased through December 2024 to Lord Abbett & Co., LLC, an employee owned investment manager. As of March 31, 2011, we had provided deposits of $9,000,000 in connection with the execution of the agreement that is refundable in the event that certain closing conditions are not met. We acquired 70 & 90 Hudson on April 11, 2011.

On November 5, 2010, we entered into a purchase and sale agreement to acquire, subject to customary closing conditions, Sky Harbor Operations Center located at 1820 E. Sky Harbor Circle South, Phoenix, Arizona. The total purchase price for Sky Harbor Operations Center is $53,500,000, exclusive of customary closing costs. We anticipate that the acquisition will be funded using the net proceeds from our current public offering. We deposited $1,000,000 into an escrow account upon the execution of the agreement that is refundable in the event certain closing conditions are not met. Sky Harbor Operations Center is a two-story, 396,179 square foot office building constructed in 2003. Sky Harbor Operations Center is currently 100% net-leased to JPMorgan Chase Bank, National Association (“JPMorgan”) through September 2027. JPMorgan is a subsidiary of JP Morgan Chase & Co. and provides commercial banking and retail financial services. While we anticipate that this acquisition will close during the second quarter of 2011, the agreement to acquire Sky Harbor Operations Center is subject to a number of contingencies and therefore there can be no assurances that this acquisition will occur. As of March 31, 2011, we had provided deposits of $2,000,000 in connection with the execution of the agreement that is refundable in the event that certain closing conditions are not met.

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

19. Comprehensive Loss

U.S. GAAP requires that the effect of foreign currency translation adjustments be classified as comprehensive income (loss). The following table sets forth our comprehensive loss for the three months ended March 31, 2011 and 2011, (in thousands):

	Three Months Ended March 31,
	2011	2010
Net (Loss) Income	$(2,613)	$146
Foreign Currency Translation Gain (Loss)	5,022	(3,412)
Swap Fair Value Adjustment	783	(580)

Total Comprehensive Income (Loss)	3,192	(3,846)
Comprehensive Income (Loss) Attributable to Non-Controlling Interest	(7)	7

Comprehensive Income (Loss) Attributable to CB Richard Ellis Realty Trust Shareholders	$3,185	$(3,839)

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

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

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

The following table reconciles net income available to common shareholders to taxable loss available to common shareholders for the three months ended March 31, 2011 (in thousands):

Three Months Ended March 31, 2011
Net Income Available from TRS(1)	$203
Less: Tax Depreciation and Amortization	(125)
Deduct: Receipts of Prepaid Rent – Previously Recognized	(163)
Deduct: Capitalized Acquisition Expense for Tax – Previously Recognized	(5)

Taxable Loss for TRS	$(90)

(1)	Net income available from the TRS is comprised of income from discontinued operations of $203,000 (before a tax provision of $18,000).

The following table summarizes the provision for income taxes of the TRS for the three months ended March 31, 2011 (in thousands):

Three Months Ended March 31, 2011
Current	$18
Deferred	—

Total Provision for Income Taxes	$18

There was no provision for income taxes of the TRS for the three months ended March 31, 2010.

The following table reconciles the provision for U.S. Federal income taxes of the TRS for the three months ended March 31, 2011 to the amount computed by applying the U.S. Federal Corporate tax rate (in thousands):

Three Months Ended March 31, 2011
U.S. Federal Income Tax Provision Statutory U.S. Federal Rate for Taxable REIT Subsidiary	$18
State Income Tax Provision	—
Loss (Income) not subject to Federal Tax Benefit/Provision	—

Total Provision for Income Taxes	$18

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

The following table summarizes the tax effects of temporary differences of the TRS included in the net deferred tax liabilities for the three months ended March 31, 2011 and for the year ended December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Net Deferred Tax Liability, resulting primarily from differences in depreciation and amortization in real estate	—	$(61)

Included as a component of our tax provision, we have incurred income and other taxes (franchise, local and state government and international) related to our continuing operations in the amount of $69,000 and $15,000, for California, Georgia, Massachusetts, Minnesota, Texas and North Carolina impacting our operations during the three months ended March 31, 2011 and 2010, respectively. The United Kingdom taxes real property operating results at a statutory rate of 22%. The United Kingdom taxable losses to date have generated a deferred tax asset of approximately $739,000 consisting of these net operating loss carryforwards. We have provided for a full valuation allowance of ($739,000) as of three months ended March 31, 2011 on deferred tax assets because it is not likely that future operating profits in the United Kingdom would be sufficient to absorb the net operating losses.

21. Subsequent Events

From April 1, 2011 through May 6, 2011, we received gross proceeds from our current public offering of approximately $61,522,537 from the sale of 6,209,414 common shares.

On April 4, 2011, we paid the fixed rate mortgage loan that we assumed with our purchase of the Enclave on the Lake property off and extended the lease expiration to June 2022.

On April 11, 2011, we acquired a fee interest in two office buildings located at 70 Hudson Street, or 70 Hudson, and 90 Hudson Street, or 90 Hudson, in Jersey City, New Jersey, (collectively “70 & 90 Hudson”). We acquired 70 & 90 Hudson for an aggregate purchase price of approximately $310,000,000, exclusive of customary closing costs and the assumption of approximately $238,419,000 in two existing mortgage loans, or collectively the Assumed Loans. The 70 Hudson mortgage loan has a current balance of approximately $120,857,000 and bears interest at a rate of 5.64% annually, matures on April 11, 2016, has a 30-year amortization schedule, may be defeased at any time subject to posting adequate defeasance collateral and related conditions and is pre-payable in whole, without penalty or premium, during the three month period immediately preceding the maturity date. The balance due at maturity is approximately $111,449,000. The 90 Hudson mortgage loan has a current balance of approximately $117,562,000 and bears interest at a rate of 5.66% annually, matures on May 1, 2016, has a 30-year amortization schedule and is pre-payable at any time subject to a prepayment premium of the greater of 1% of the then outstanding principal balance and yield maintenance, except during the three month period immediately preceding the maturity date, when no such premium or other penalty shall apply. The balance due at maturity is approximately $106,953,000. A $50,000 fee was paid to CBRE Capital Markets, an affiliate of the Investment Advisor, in connection with the assumption of the 90 Hudson mortgage loan. In addition, we have provided a guaranty of certain recourse obligations and an environmental indemnity for each of the Assumed Loans. The agreements pertaining to the Assumed Loans contain customary provisions, including representations, warranties, covenants and indemnifications. We funded the approximately $71,581,000 balance of the aggregate purchase price, exclusive of closing costs, using the net proceeds from our current public offering. Upon closing, we paid the Investment Advisor a $4,650,000 acquisition fee.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Explanatory Note

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements, the notes thereto, and the other financial data included elsewhere in this Form 10-Q.

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

¡

other factors discussed under Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2010 and those factors that may be contained in any filing we make with the SEC, including Part II, Item 1A of Form 10-Q.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

Overview

We are a Maryland real estate investment trust that invests in real estate properties, focusing on office, retail, industrial (primarily warehouse/distribution) and potentially multi-family residential properties, as well as other real estate-related assets. We may also utilize our expertise and resources to capitalize on unique opportunities that may exist elsewhere in the marketplace, in which we might also acquire interests in mortgages or other investments where we could seek to acquire the underlying property. We will not invest more than 20% of our total assets in any single investment. We intend to invest primarily in properties located in geographically-diverse major metropolitan areas in the United States. In addition, we currently intend to invest up to 30% of our total assets in properties outside of the United States. Our international investments may be in markets in which CBRE Investors has existing operations or previous investment experience, or may be in partnership with other entities that have significant local-market expertise. We expect that our international investments will focus on properties typically located in significant business districts and suburban markets.

As of March 31, 2011, we owned, on a consolidated basis, 73 office, retail, and industrial (primarily warehouse/distribution) properties located in 15 states (Arizona, California, Florida, Georgia, Illinois, Massachusetts, Minnesota, New Jersey, North Carolina, Ohio, South Carolina, Texas, Utah and Virginia) and in the United Kingdom encompassing approximately 12,800,000 rentable square feet in the aggregate. In addition, we have ownership interests in five unconsolidated entities that, as of March 31, 2011, owned interests in 51 properties. Excluding those properties owned through our investment in CB Richard Ellis Strategic Partners Asia II, L.P. (“CBRE Strategic Partners Asia”), we owned, on an unconsolidated basis, 43 industrial, office and retail properties located in 10 states (Arizona, Florida, Illinois, Indiana, Minnesota, Missouri, North Carolina, Ohio, Tennessee and Texas) and in the United Kingdom and Europe encompassing approximately 11,950,000 rentable square feet in the aggregate.

As of March 31, 2011, our portfolio was 93.36% leased. The average effective annual rents for our industrial properties, office properties and retail properties were approximately $56,464,000, $110,488,000, and $8,463,000, as of March 31, 2011, respectively (net of any rent concessions). The average effective annual rent per square foot for our industrial properties, office properties and retail properties was approximately $3.66, $17.38 and $17.75 as of March 31, 2011, respectively (net of any rent concessions).

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

The registration statement relating to our follow-on public offering was declared effective by the Securities and Exchange Commission (the “SEC”) on January 30, 2009. CNL Securities Corp. is the dealer manager of our offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through March 31, 2011, we received gross offering proceeds of approximately $1,108,455,774 from the sale of 111,137,409 shares.

We are externally managed by CBRE Advisors LLC (the “Investment Advisor”) and all of our real estate investments are held directly by, or indirectly through wholly owned subsidiaries of, CBRE Operating Partnership, L.P., (“CBRE OP”). Generally, we contribute the proceeds we receive from the issuance of common shares for cash to CBRE OP and CBRE OP, in turn, issues units of limited partnership to us, which entitle us to receive our share of CBRE OP’s earnings or losses and net cash flow. Provided we have sufficient available cash flow, we intend to pay our shareholders quarterly cash dividends. We are structured in a manner that allows CBRE OP to issue limited partnership interests from time to time in exchange for real estate properties. By structuring our acquisitions in this manner, the contributors of real estate to CBRE OP are generally able to defer gain recognition for U.S. federal income tax purposes. We have elected to be taxed as a real estate investment trust, (“REIT”), for U.S. federal income tax purposes. As a REIT, we generally will not be subject to U.S. federal income tax on that portion of our income that is distributed to our shareholders if at least 90% of our net taxable income is distributed to our shareholders.

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

Additionally, during the first half of 2009, the capital markets experienced significant distress during which many financial industry participants, including commercial real estate owners, operators, investors and lenders found it challenging to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt. During the later part of 2009 the capital market environment improved such that it appeared to show signs of stabilizing over this period. Further, during 2010, the capital market environment continued to improve, building upon the stabilization that occurred during the end of 2009. During 2010, we experienced indications of that stabilization and have had improved access to debt financing on attractive terms. Also, during 2010 we have noted a strengthening of the commercial real estate market, especially for high-quality stabilized properties leased to credit worthy tenants on a long-tern basis. Nonetheless, we expect that certain highly-levered real estate investors may continue to face significantly reduced, or even eliminated, availability of funding sources, or at significantly-increased cost. As such, with our modest levels of leverage, we expect we will continue to benefit from improved access to attractive investment opportunities and reduced competition to acquire real estate assets.

The table below provides information relating to our properties, excluding those owned through our investment in CBRE Strategic Partners Asia, as of March 31, 2011. We purchased all of these properties from unaffiliated third parties. These properties are subject to competition from similar properties within their market areas and their economic performance could be affected by changes in local economic conditions. In evaluating these properties for acquisition, we considered a variety of factors including location, functionality and design, price per square foot, the credit worthiness of tenants, length of lease terms, market fundamentals and the in-place rental rates compared to market rates.

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Domestic Consolidated Properties:
REMEC Corporate Campus 1 San Diego, CA	9/15/2004	1983	Office	100.00%	34	100.00%	$6,833
REMEC Corporate Campus 2 San Diego, CA	9/15/2004	1983	Office	100.00%	30	100.00%	6,125

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
REMEC Corporate Campus 3 San Diego, CA	9/15/2004	1983	Office	100.00%	37	100.00%	7,523
REMEC Corporate Campus 4 San Diego, CA	9/15/2004	1983	Office	100.00%	31	100.00%	6,186
300 Constitution Drive Boston, MA	11/3/2004	1998	Warehouse/Distribution	100.00%	330	100.00%	19,805
Deerfield Commons(2) Atlanta, GA	6/21/2005	2000	Office	100.00%	122	100.00%	21,834
505 Century(3) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	100	100.00%	6,095
631 International(3) Dallas, TX	1/9/2006	1998	Warehouse/Distribution	100.00%	73	100.00%	5,407
660 North Dorothy(3) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	120	87.50%	6,836
Bolingbrook Point III Chicago, IL	8/29/2007	2006	Warehouse/Distribution	100.00%	185	53.18%	18,170
Cherokee Corporate Park(3) Spartanburg, SC	8/30/2007	2000	Warehouse/Distribution	100.00%	60	0.00%	3,775
Community Cash Complex 1(3) Spartanburg, SC	8/30/2007	1960	Warehouse/Distribution	100.00%	205	34.79%	2,690
Community Cash Complex 2(3) Spartanburg, SC	8/30/2007	1978	Warehouse/Distribution	100.00%	145	83.50%	2,225
Community Cash Complex 3(3) Spartanburg, SC	8/30/2007	1981	Warehouse/Distribution	100.00%	116	100.00%	1,701
Community Cash Complex 4(3) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	33	100.00%	547
Community Cash Complex 5(3) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	53	100.00%	824
Fairforest Building 1(3) Spartanburg, SC	8/30/2007	2000	Warehouse/Distribution	100.00%	51	100.00%	2,974
Fairforest Building 2(3) Spartanburg, SC	8/30/2007	1999	Warehouse/Distribution	100.00%	104	100.00%	5,379
Fairforest Building 3(3) Spartanburg, SC	8/30/2007	2000	Warehouse/Distribution	100.00%	100	100.00%	5,760
Fairforest Building 4(3) Spartanburg, SC	8/30/2007	2001	Warehouse/Distribution	100.00%	101	100.00%	5,640
Fairforest Building 5 Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	316	100.00%	16,968
Fairforest Building 6 Spartanburg, SC	8/30/2007	2005	Warehouse/Distribution	100.00%	101	100.00%	7,469
Fairforest Building 7(3) Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	101	83.78%	5,626
Greenville/Spartanburg Industrial Park(3) Spartanburg, SC	8/30/2007	1990	Warehouse/Distribution	100.00%	67	100.00%	3,388
Highway 290 Commerce Park Building 1(3) Spartanburg, SC	8/30/2007	1995	Warehouse/Distribution	100.00%	150	100.00%	5,388
Highway 290 Commerce Park Building 5(3) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	30	100.00%	1,420
Highway 290 Commerce Park Building 7(3) Spartanburg, SC	8/30/2007	1994	Warehouse/Distribution	100.00%	88	0.00%	4,889
HJ Park Building 1 Spartanburg, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	70	100.00%	4,216
Jedburg Commerce Park(3) Charleston, SC	8/30/2007	2007	Warehouse/Distribution	100.00%	513	100.00%	41,991
Kings Mountain I Charlotte, NC	8/30/2007	1998	Warehouse/Distribution	100.00%	100	100.00%	5,497
Kings Mountain II Charlotte, NC	8/30/2007	2002	Warehouse/Distribution	100.00%	301	100.00%	11,311

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Mount Holly Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	100.00%	6,208
North Rhett I Charleston, SC	8/30/2007	1973	Warehouse/Distribution	100.00%	285	100.00%	10,302
North Rhett II Charleston, SC	8/30/2007	2001	Warehouse/Distribution	100.00%	102	0.00%	7,073
North Rhett III Charleston, SC	8/30/2007	2002	Warehouse/Distribution	100.00%	80	100.00%	4,812
North Rhett IV Charleston, SC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	100.00%	17,060
Orangeburg Park Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	100.00%	5,474
Orchard Business Park 2(3) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	18	100.00%	761
Union Cross Building I Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	101	100.00%	6,585
Union Cross Building II Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	0.00%	17,216
Highway 290 Commerce Park Building 2(3) Spartanburg, SC	9/24/2007	1995	Warehouse/Distribution	100.00%	100	100.00%	4,626
Highway 290 Commerce Park Building 6(3) Spartanburg, SC	11/1/2007	1996	Warehouse/Distribution	100.00%	105	42.86%	3,760
Orchard Business Park 1(3) Spartanburg, SC	11/1/2007	1994	Warehouse/Distribution	100.00%	33	0.00%	1,378
Lakeside Office Center Dallas, TX	3/5/2008	2006	Office	100.00%	99	92.23%	17,994
Kings Mountain III(3) Charlotte, NC	3/14/2008	2007	Warehouse/Distribution	100.00%	542	100.00%	25,728
Enclave on the Lake Houston, TX	7/1/2008	1999	Office	100.00%	171	100.00%	37,827
Avion Midrise III Washington, DC	11/18/2008	2002	Office	100.00%	71	100.00%	21,111
Avion Midrise IV Washington, DC	11/18/2008	2002	Office	100.00%	72	100.00%	21,112
13201 Wilfred Lane Minneapolis, MN	6/29/2009	1999	Warehouse/Distribution	100.00%	335	100.00%	15,340
3011, 3055 & 3077 Comcast Place East Bay, CA	7/1/2009	1988	Office	100.00%	220	100.00%	49,000
140 Depot Street Boston, MA	7/31/2009	2007	Warehouse/Distribution	100.00%	238	100.00%	18,950
12650 Ingenuity Drive Orlando, FL	8/5/2009	1999	Office	100.00%	125	100.00%	25,350
Crest Ridge Corporate Center 1 Minneapolis, MN	8/17/2009	2009	Office	100.00%	116	100.00%	28,419
West Point Trade Center Jacksonville, FL	12/30/2009	2009	Warehouse/Distribution	100.00%	602	100.00%	29,000
5160 Hacienda Drive East Bay, CA	4/08/2010	1988	Office	100.00%	202	100.00%	38,500
10450 Pacific Center Court San Diego, CA	5/07/2010	1985	Office	100.00%	134	100.00%	32,750
225 Summit Ave Northern, NJ	6/21/2010	1966	Office	100.00%	143	100.00%	40,600
One Wayside Road Boston, MA	6/24/2010	1998	Office	100.00%	200	100.00%	55,525
100 Tice Blvd. Northern, NJ	9/28/2010	2007	Office	100.00%	209	100.00%	67,600
Ten Parkway North Chicago, IL	10/12/2010	1999	Office	100.00%	100	100.00%	25,000

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
4701 Gold Spike Drive Dallas, TX	10/27/2010	2002	Warehouse/Distribution	100.00%	420	100.00%	20,300
1985 International Way Cincinnati, OH	10/27/2010	1998	Warehouse/Distribution	100.00%	189	100.00%	14,800
Rickenbacker II(3)(10) Columbus, OH	10/27/2010	1999	Warehouse/Distribution	100.00%	434	100.00%	8,600
Summit Distribution Center Salt Lake City, UT	10/27/2010	2001	Warehouse/Distribution	100.00%	275	42.86%	13,400
3660 Deerpark Boulevard Jacksonville, FL	10/27/2010	2002	Warehouse/Distribution	100.00%	322	0.00%	15,300
Tolleson Commerce Park II Phoenix, AZ	10/27/2010	1999	Warehouse/Distribution	100.00%	217	92.23%	9,200
Pacific Corporate Park(9) Washington, DC	11/15/2010	2002	Office	100.00%	696	100.00%	144,500
100 Kimball Drive Northern, NJ	12/10/2010	2006	Office	100.00%	175	100.00%	60,250
Rickenbacker III(3)(10) Columbus, OH	12/17/2010	2001	Warehouse/Distribution	100.00%	676	60.71%	13,400

Total Domestic Consolidated Properties					12,510	88.53%	1,179,303

International Consolidated Properties:
602 Central Blvd.(3) Coventry, UK	4/27/2007	2001	Office	100.00%	50	0.00%	23,847
Thames Valley Five Reading, UK	3/20/2008	1998	Office	100.00%	40	100.00%	29,572
Albion Mills Retail Park Wakefield, UK	7/11/2008	2000	Retail	100.00%	55	100.00%	22,098
Maskew Retail Park Peterborough, UK	10/23/2008	2007	Retail	100.00%	145	100.00%	53,740

Total International Consolidated Properties					290	82.77%	129,257

Total Consolidated Properties					12,800	88.39%	1,308,560

Domestic Unconsolidated Properties(4):
Buckeye Logistics Center(5) Phoenix, AZ	6/12/2008	2008	Warehouse/Distribution	80.00%	605	100.00%	35,573
Afton Ridge Shopping Center(6) Charlotte, NC	9/18/2008	2007	Retail	90.00%	296	95.96%	44,530
AllPoints at Anson Bldg. 1(5) Indianapolis, IN	9/30/2008	2008	Warehouse/Distribution	80.00%	631	100.00%	27,150
12200 President’s Court(5) Jacksonville, FL	9/30/2008	2008	Warehouse/Distribution	80.00%	772	100.00%	29,995
201 Sunridge Blvd.(5) Dallas, TX	9/30/2008	2008	Warehouse/Distribution	80.00%	823	100.00%	25,690
Aspen Corporate Center 500(5) Nashville, TN	9/30/2008	2008	Office	80.00%	180	100.00%	30,033
125 Enterprise Parkway(5) Columbus, OH	12/10/2008	2008	Warehouse/Distribution	80.00%	1,142	100.00%	38,088
AllPoints Midwest Bldg. I(5) Indianapolis, IN	12/10/2008	2008	Warehouse/Distribution	80.00%	1,200	100.00%	41,428
Celebration Office Center(5) Orlando, FL	5/13/2009	2009	Office	80.00%	101	100.00%	13,640
22535 Colonial Pkwy(3)(5) Houston, TX	5/13/2009	2009	Office	80.00%	90	100.00%	11,596
Fairfield Distribution Ctr. IX(5) Tampa, FL	5/13/2009	2008	Warehouse/Distribution	80.00%	136	100.00%	7,151
Northpoint III(5) Orlando, FL	10/15/2009	2001	Office	80.00%	108	100.00%	14,592
Goodyear Crossing Ind. Park II(5) Phoenix, AZ	12/07/2009	2009	Warehouse/Distribution	80.00%	820	100.00%	36,516

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
3900 North Paramount Parkway (5) Raleigh, NC	3/31/2010	1999	Office	80.00%	101	100.00%	11,176
3900 South Paramount Parkway (5) Raleigh, NC	3/31/2010	1999	Office	80.00%	119	100.00%	13,055
1400 Perimeter Park Drive(5) Raleigh, NC	3/31/2010	1991	Office	80.00%	45	100.00%	3,970
Miramar I(5)(7) Fort Lauderdale, FL	3/31/2010	2001	Office	80.00%	94	100.00%	13,645
Miramar II(5)(7) Fort Lauderdale, FL	3/31/2010	2001	Office	80.00%	129	100.00%	20,899
McAuley Place(3)(5) Cincinnati, OH	12/21/2010	2001	Office	80.00%	191	97.60%	28,000
Point West I(3)(5) Dallas, TX	12/21/2010	2008	Office	80.00%	183	100.00%	23,600
Sam Houston Crossing I(3)(5) Houston, TX	12/21/2010	2007	Office	80.00%	160	100.00%	20,400
Regency Creek(3)(5) Raleigh, NC	12/21/2010	2008	Office	80.00%	122	100.00%	18,000
Easton(3)(5) Columbus, OH	12/21/2010	1999	Office	80.00%	135	100.00%	14,400
533 Maryville Centre(3)(5) St. Louis, MD	12/21/2010	2000	Office	80.00%	125	100.00%	19,102
555 Maryville Centre(3)(5) St. Louis, MD	12/21/2010	1999	Office	80.00%	127	67.84%	15,578
Norman Point I(3)(5) Minneapolis, MN	3/24/2011	2000	Office	80.00%	213	100.00%	34,080
Norman Point II(3)(5) Minneapolis, MN	3/24/2011	2007	Office	80.00%	324	100.00%	37,520
One Conway Park(3)(5) Chicago, IL	3/24/2011	1989	Office	80.00%	105	84.43%	12,320
West Lake at Conway(3)(5) Chicago, IL	3/24/2011	2008	Office	80.00%	99	90.09%	14,060
The Landings I(3)(5) Cincinnati, OH	3/24/2011	2006	Office	80.00%	176	100.00%	23,728
The Landings II(3)(5) Cincinnati, OH	3/24/2011	2007	Office	80.00%	175	96.00%	20,928
One Easton Oval(3)(5) Columbus, OH	3/24/2011	1997	Office	80.00%	125	89.38%	9,529
Two Easton Oval(3)(5) Columbus, OH	3/24/2011	1995	Office	80.00%	129	74.57%	10,195
Atrium I(3)(5) Columbus, OH	3/24/2011	1996	Office	80.00%	315	100.00%	36,200
Weston Pointe I(3)(5) Ft Lauderdale, FL	3/24/2011	1999	Office	80.00%	98	82.08%	15,507
Weston Pointe II(3)(5) Ft Lauderdale, FL	3/24/2011	2000	Office	80.00%	97	96.29%	18,701
Weston Pointe III(3)(5) Ft Lauderdale, FL	3/24/2011	2003	Office	80.00%	97	100.00%	18,867
Weston Pointe IV(3)(5) Ft Lauderdale, FL	3/24/2011	2006	Office	80.00%	96	100.00%	22,605

Total Domestic Unconsolidated Properties					10,484	98.50%	832,047

International Unconsolidated Properties
Amber Park(3)(8) Nottingham, UK	6/10/2010	1997	Warehouse/Distribution	80.00%	208	100.00%	12,514
Brackmills(3)(8) Northampton, UK	6/10/2010	1984	Warehouse/Distribution	80.00%	187	100.00%	13,407
Düren(3)(9) Rhine-Ruhr, Germany	6/10/2010	2008	Warehouse/Distribution	80.00%	392	100.00%	13,148

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Schönberg(3)(9) Hamburg, Germany	6/10/2010	2009	Warehouse/Distribution	80.00%	454	100.00%	13,819
Langenbach(3)(9) Munich, Germany	10/28/2010	2010	Warehouse/Distribution	80.00%	225	100.00%	18,573

Total International Unconsolidated Properties					1,466	100.00%	71,461

Total Unconsolidated Properties(4)					11,950	98.68%	903,508

Total Properties(4)					24,750	93.36%	$2,212,068

(1)	Approximate total acquisition cost represents the pro rata purchase price inclusive of customary closing costs and acquisition fees/acquisition expenses.

(2)	Includes undeveloped land zoned for future use.

(3)	This property is unencumbered and not secured by mortgage debt.

(4)	Does not include CBRE Strategic Partners Asia properties.

(5)	This property is held through the Duke joint venture.

(6)	This property is held through the Afton Ridge joint venture.

(7)	Consolidated properties acquired on December 31, 2009 and contributed to the Duke joint venture during March 2010.

(8)	This property is held through the UK JV.

(9)	This property is held through the European JV.

(10)	Real estate held for sale as of March 31, 2011.

Property Type Concentration

Our property type concentrations as of March 31, 2011 are as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Property Type	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
Office	22	3,076	$767,458	29	4,059	$545,926	51	7,135	$1,313,384
Warehouse/Distribution	49	9,523	465,264	13	7,595	313,052	62	17,118	778,316
Retail	2	201	75,838	1	296	44,530	3	497	120,368

Total	73	12,800	$1,308,560	43	11,950	$903,508	116	24,750	$2,212,068

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia which is not material.

Geographic Concentration

Our geographic concentrations as of March 31, 2011 are as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Domestic	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
Florida	3	1,048	$69,650	10	1,728	$175,602	13	2,776	$245,252
Ohio	2	1,110	22,000	8	2,388	181,068	10	3,498	203,068
Virginia	3	839	186,723	—	—	—	3	839	186,723
South Carolina	29	3,647	184,324	—	—	—	29	3,647	184,324
Texas	6	983	94,459	4	1,256	81,286	10	2,239	175,745
New Jersey	3	526	168,450	—	—	—	3	526	168,450
North Carolina	5	1,360	66,337	5	683	90,731	10	2,043	157,068
California	7	688	146,917	—	—	—	7	688	146,917
Minnesota	2	452	43,759	2	537	71,600	4	989	115,359
Massachusetts	3	769	94,280	—	—	—	3	769	94,280
Arizona	1	217	9,200	2	1,425	72,089	3	1,642	81,289
Illinois	2	285	43,170	2	204	26,380	4	489	69,550
Indiana	—	—	—	2	1,831	68,578	2	1,831	68.578
Missouri	—	—	—	2	252	34,680	2	252	34,680
Tennessee	—	—	—	1	180	30,033	1	180	30,033
Georgia	1	122	21,834	—	—	—	1	122	21,834
Kentucky	1	189	14,800	—	—	—	1	189	14,800
Utah	1	275	13,400	—	—	—	1	275	13,400

Total Domestic	69	12,510	1,179,303	38	10,484	832,047	107	22,994	2,011,350

International
United Kingdom	4	290	129,257	2	395	25,921	6	685	155,178
Germany	—	—	—	3	1,071	45,540	3	1,071	45,540

Total International	4	290	129,257	5	1,466	71,461	9	1,756	200,718

Total	73	12,800	$1,308,560	43	11,950	$903,508	116	24,750	$2,212,068

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia which is not material.

Significant Tenants

The following table details our largest tenants as of March 31, 2011 (in thousands):

	Tenant	Primary Industry	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
			Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
1	Raytheon Company	Defense and Aerospace	666	$9,494	—	$—	666	$9,494
2	US General Services Administration	Government	71	2,263	378	6,576	449	8,839
3	Amazon.com, Inc(2)	Internet Retail	—	—	2,056	7,811	2,056	7,811
4	Nuance Communications	Software	200	5,263	—	—	200	5,263
5	Eisai	Pharmaceutical and Health Care Related	209	4,772	—	—	209	4,772
6	Comcast	Telecommunications	220	4,697	—	—	220	4,697
7	Deloitte	Professional Service	175	4,390	—	—	175	4,390
8	Barr Laboratories	Pharmaceutical and Health Care Related	142	4,061	—	—	142	4,061
9	Eveready Battery Company	Consumer Products	—	—	168	4,016	168	4,016
10	Unilever(4)	Consumer Products	—	—	1,595	3,864	1,595	3,864
11	PPD Development	Pharmaceutical and Health Care Related	—	—	251	3,688	251	3,688
12	Carl Zeiss	Pharmaceutical and Health Care Related	201	3,337	—	—	201	3,337
13	ConAgra Foods	Food Service and Retail	742	3,028	—	—	742	3,028
14	American LaFrance	Vehicle Related Manufacturing	513	2,979	—	—	513	2,979
15	Prime Distribution Services	Logistics and Distribution	—	—	1,200	2,958	1,200	2,958
16	Nationwide Mutual Insurance Co	Financial Services	—	—	315	2,838	315	2,838
17	Kellogg’s	Consumer Products	—	—	1,142	2,817	1,142	2,817
18	Time Warner	Telecommunications	134	2,814	—	—	134	2,814
19	B&Q	Home Furnishings/Home Improvement	104	2,684	—	—	104	2,684
20	Syngenta Seed’s	Agriculture	116	2,472	—	—	116	2,472
21	REMEC	Defense and Aerospace	133	2,431	—	—	133	2,431
22	Dr. Pepper Snapple	Food Service and Retail	602	2,388	—	—	602	2,388
23	Verizon Wireless(5)	Telecommunications	—	—	180	2,246	180	2,246
24	Royal Caribbean Cruises	Travel/Leisure	—	—	129	2,139	129	2,139
25	Iowa College Acquisition Corp(6)	Education	125	2,117	—	—	125	2,117
26	Citicorp North America, Inc.	Financial Service	—	—	194	2,081	194	2,081
27	American Home Mortgage	Financial Service	—	—	183	2,024	183	2,024
28	Best Buy	Specialty Retail	238	1,657	30	317	268	1,974
29	NCS Pearson, Inc.	Education	—	—	153	1,963	153	1,963
30	Markel Midwest, Inc.	Financial Service	100	1,892	—	—	100	1,892
31	Lockheed Martin	Defense and Aerospace	72	1,847	—	—	72	1,847
32	Disney	Travel/Leisure	—	—	101	1,800	101	1,800
33	Mercy Health Partners of SW Ohio	Pharmaceutical and Health Care Related	—	—	111	1,795	111	1,795
34	ABB, Inc.	Other Manufacturing	—	—	91	1,641	91	1,641
35	DeVry University	Education	—	—	94	1,548	94	1,548
36	Regus	Executive Office Suites	86	1,525	—	—	86	1,525
37	DSV Stuttgart Gmbh & Co KG	Logistics and Distribution	—	—	225	1,523	225	1,523
38	American Intercontinental University	Education	—	—	97	1,477	97	1,477
39	Women’s Apparel Group, LLC	Internet Retail	330	1,426	—	—	330	1,426
40	LK Logistik Gmbh	Logistics and Distribution	—	—	454	1,421	454	1,421
	Other (218 tenants)		6,135	25,770	2,646	25,565	8,781	51,335

			11,314	$93,307	11,793	$82,108	23,107	$175,415

(1)

Net Rentable Square Feet for Unconsolidated Properties is at 100%. Annualized Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia which is not material.

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

Tenant Industries

Our tenants operate across a wide range of industries. The following table details our tenant-industry concentrations as of March 31, 2011( in thousands):

	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
Primary Tenant Industry Category	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
Pharmaceutical and Health Care Related	905	$13,769	700	$8,171	1,605	$21,940
Defense and Aerospace	900	14,504	10	182	910	14,686
Financial Services	281	3,473	940	10,483	1,221	13,956
Logistics and Distribution	1,671	5,882	2,023	6,650	3,694	12,532
Telecommunications	673	8,800	195	2,444	868	11,244
Consumer Products	164	927	3,338	9,726	3,502	10,653
Other Manufacturing	909	3,158	319	6,212	1,228	9,370
Internet Retailer	330	1,426	2,056	7,811	2,386	9,237
Government	72	2,263	378	6,576	450	8,839
Food Service and Retail	2,017	7,283	36	456	2,053	7,739
Professional Services	240	5,059	175	2,308	415	7,367
Education	125	2,117	365	5,215	490	7,332
Business Services	750	2,924	350	4,176	1,100	7,100
Home Furnishings/Home Improvement	462	4,593	70	1,139	532	5,732
Software	201	5,263	22	357	223	5,620
Vehicle Related Manufacturing	828	4,537	—	—	828	4,537
Specialty Retail	391	3,191	111	1,178	502	4,369
Travel and Leisure	—	—	240	4,120	240	4,120
Agriculture	116	2,472	9	95	125	2,567
Apparel Retail	—	—	227	1,987	227	1,987
Executive Office Suites	86	1,525	—	—	86	1,525
Utilities	—	—	127	1,516	127	1,516
Other Retail	22	123	47	660	69	783
Petroleum and Mining	171	18	55	646	226	664

Total	11,314	$93,307	11,793	$82,108	23,107	$175,415

(1)

Net Rentable Square Feet for Unconsolidated Properties is at 100%. Annualized Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia which is not material.

Tenant Lease Expirations

The following table sets forth a schedule of expiring leases for our consolidated and unconsolidated properties as of March 31, 2011 (Expiring Net Rentable Square Feet and Expiring Base Rent in thousands):

	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
	Expiring Net Rentable Square Feet	Expiring Base Rent	Expiring Net Rentable Square Feet	Expiring Base Rent	Number of Expiring Leases	Expiring Net Rentable Square Feet	Expiring Base Rent	Percentage of Expiring Base Rent
2011 (Nine months ending December 31, 2011)	555	1,806	126	1,667	26	681	3,473	1.74%
2012	652	6,251	188	2,667	36	840	8,918	4.46%
2013	1,603	8,551	641	5,420	41	2,244	13,971	6.99%
2014	595	3,743	147	1,993	25	742	5,736	2.87%
2015	1,400	4,867	389	4,016	29	1,789	8,883	4.44%
2016	308	1,764	750	11,702	18	1,058	13,466	6.74%
2017	267	3,832	1,369	12,016	20	1,636	15,848	7.93%
2018	743	8,510	3,413	16,982	19	4,156	25,492	12.75%
2019	1,697	13,239	3,723	18,300	15	5,420	31,539	15.78%
2020	600	12,961	16	162	7	616	13,123	6.57%
Thereafter	2,894	42,463	1,031	16,964	22	3,925	59,427	29.73%

Total	11,314	$107,987	11,793	$91,889	258	23,107	$199,876	100.00%

Weighted Average Expiration (years)		8.59		7.53				8.10

(1)

Expiring Net Rentable Square Feet for Unconsolidated Properties is at 100%. Expiring Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia which is not material.

Property Portfolio Size

Our portfolio size at the end of each quarter since commencement of our initial public offering through March 31, 2011 is as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Cumulative Property Portfolio as of:	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
9/30/2006	9	878	$86,644	—	—	$—	9	878	$86,644
12/31/2006	9	878	86,644	—	—	—	9	878	86,644
3/31/2007	9	878	86,644	—	—	—	9	878	86,644
6/30/2007	10	928	110,491	—	—	—	10	928	110,491
9/30/2007	42	5,439	348,456	—	—	—	42	5,439	348,456
12/31/2007	44	5,576	353,594	—	—	—	44	5,576	353,594
3/31/2008	47	6,257	426,856	—	—	—	47	6,257	426,856
6/30/2008	47	6,257	426,856	1	605	35,636	48	6,862	462,492
9/30/2008	49	6,483	486,777	6	3,307	193,773	55	9,790	680,550
12/31/2008	52	6,771	582,682	8	5,649	273,205	60	12,420	855,887
3/31/2009	52	6,771	582,717	8	5,649	273,130	60	12,420	855,847
6/30/2009	53	7,106	598,103	11	5,976	305,308	64	13,082	903,411
9/30/2009	57	7,805	719,822	11	5,976	305,202	68	13,781	1,025,024
12/31/2009	60	8,630	791,314	13	6,904	356,158	73	15,534	1,147,472
3/31/2010	58	8,407	748,835	18	7,392	418,818	76	15,799	1,167,653
6/30/2010	62	9,086	916,210	22	8,633	471,615	84	17,719	1,387,825
9/30/2010	63	9,295	983,810	22	8,633	471,615	85	17,928	1,455,425
12/31/2010	73	12,800	1,308,560	30	9,901	629,268	103	22,701	1,937,828
3/31/2011	73	12,800	1,308,560	43	11,950	903,508	116	24,750	2,212,068

(1)

Net Rentable Square Feet for unconsolidated properties is at 100%. Approximate Total Acquisition Cost is at our pro rata share of effective ownership and does not include our investment in CBRE Strategic Partners Asia which is not material.

Critical Accounting Policies

Management believes our most critical accounting policies are accounting for lease revenues (including straight-line rent), regular evaluation of whether the value of a real estate asset has been impaired, real estate purchase price allocations and accounting for our derivatives and hedging activities, fair value of financial instruments and investments, investments in unconsolidated entities, use of estimates, and income taxes. Each of these items involves estimates that require management to make judgments that are subjective in nature. Management relies on its experience, collects historical data and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgments on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates.

Revenue Recognition and Valuation of Receivables

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $6,665,000 and $6,515,000 as security for such leases at March 31, 2011 and December 31, 2010.

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

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $352,000 and $83,000 as of March 31, 2011 and December 31, 2010, respectively.

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

Fair Value of Financial Instruments and Investments

We elected to apply the fair value option for one of our eligible mortgage notes payable that was newly issued debt during the year ended December 31, 2008. The measurement of the elected mortgage note payable at its fair value and its impact on the statement of operations is described in Note 16 to the consolidated financial statements “Fair Value Option—Note Payable” and Note 17 to the consolidated financial statements “Fair Value of Financial Instruments and Investments”

We generally determine or calculate the fair value of financial instruments using the appropriate present value or other valuation techniques, such as discounted cash flow analyses, incorporating available market discount rate information for similar types of instruments and our estimates for non-performance and liquidity risk. These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow. The Investment Manager of CBRE Strategic Partners Asia applies valuation techniques for our investment carried at fair value based upon the application of the income approach, the direct market comparison approach, the replacement cost approach or third party appraisals to the underlying assets held in the unconsolidated entity in determining the net asset value attributable to our ownership interest therein. The financial assets and liabilities recorded at fair value in our consolidated financial statements are the two interest rate swaps, one interest rate cap, our investment in CBRE Strategic Partners Asia (a real estate entity which qualifies as an investment company under the Investment Company Act) and one mortgage note payable that is economically hedged by one of the interest rate swaps.

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

We adopted the fair value measurement criteria described herein for our non-financial assets and non-financial liabilities on January 1, 2009. The adoption of the fair value measurement criteria to our non-financial assets and liabilities did not have a material impact on our consolidated financial statements. Assets and liabilities typically recorded at fair value on a non-recurring basis include:

¡	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination;

¡	Long-lived assets measured at fair value due to an impairment assessment and

¡	Asset retirement obligations initially measured under the Codification Topic “Asset Retirement and Environmental Obligations“ (“FASB ASC 410”).

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

With respect to our majority limited membership interest in the Duke/Hulfish, LLC joint venture (the “Duke joint venture”), the Afton Ridge Joint Venture, LLC (“Afton Ridge”), the Goodman Princeton Holdings (Jersey) Limited joint venture (the “UK JV”) and the Goodman Princeton Holdings (LUX) SARL joint venture (the “European JV”), we considered FASB ASC Topic “Consolidation“ (“FASB ASC 810”) in determining that we did not have control over the financial and operating decisions of such entities due to the existence of substantive participating rights held by the minority limited members who are also the managing members of the Duke joint venture and Afton Ridge, and the investment advisors/managers of the UK JV and the European JV, respectively.

We carry our investments in CBRE Strategic Partners Asia, the Duke joint venture, Afton Ridge, the UK JV and the European JV on the equity method of accounting because we have the ability to exercise significant influence (but not control) over operating and financial policies of each such entity.

We eliminate transactions with such equity method entities to the extent of our ownership in each such entity. Accordingly, our share of net income (loss) of these equity method entities is included in consolidated net income (loss). CBRE Strategic Partners Asia is a limited partnership that qualifies for specialized industry accounting for investment companies. Specialized industry accounting allows investment companies to carry their investments at fair value, with changes in the fair value of the investments recorded in the statement of operations. On the basis of the guidance in ASC 970-323, the Company accounts for its investment in CBRE Strategic Partners Asia under the equity method. As a result, and in accordance with FASB ASC 810 the specialized accounting treatment, principally the fair value basis applied by CBRE Strategic Partners Asia under the investment company guide, is retained in the recognition of equity method earnings in the statement of operations of the Company. See Note 17 to the consolidated financial statements “Fair Value of Financial Instruments and Investments” for further discussion of the application of the fair value accounting to our investment in CBRE Strategic Partners Asia.

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

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable period ended December 31, 2004. To qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) as defined in the Internal Revenue Code, to our shareholders and satisfy certain other organizational and operating requirements. We generally will not be subject to U.S. federal income taxes if we distribute 100% of our net taxable income each year to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to U.S. federal income taxes and excise taxes on our undistributed taxable income. Except as discussed below, we believe that we have met all of the REIT distribution and technical requirements for the three months ended March 31, 2011 and the year ended December 31, 2010. We intend to continue to adhere to these requirements and maintain our REIT qualification.

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

Other Accounting Standards Updates not effective until after March 31, 2011 are not expected to have a material impact on our consolidated financial statements.

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

Subject to certain limitations, we are obligated to reimburse the Investment Advisor for the organizational and offering costs incurred on our behalf. This treatment is consistent with Staff Accounting Bulletin, (“SAB”), Topic 1.B.1, which requires that we include all of the costs associated with our operations and formation in our financial statements. These costs will then be analyzed and segregated between those which are organizational in nature, those which are offering-related salaries and other general and administrative expenses of the Investment Advisor and its affiliates, and those which qualify as offering expenses in accordance with SAB Topic 5.A. Organizational costs are expensed as incurred in accordance with AICPA Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities” Offering-related salaries and other general and administrative costs of the Investment Advisor and its affiliates will be expensed as incurred and third-party offering expenses will be taken as a reduction against the net proceeds of the offering within additional paid-in capital (“APIC”), in accordance with SAB Topic 5.A. Offering costs totaling $10,031,000 and $12,074,000 were incurred during the three months ended March 31, 2011 and 2010, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Of the total amounts, $9,059,000 and $11,369,000 was incurred to CNL Securities Corp., as dealer manager and $92,000 and $45,000 was incurred to the Investment Advisor for reimbursable marketing for the three months ended March 31, 2011 and 2010, respectively. Each party will be paid the amount incurred from proceeds of the public offering. As of March 31, 2011 and December 2010, the accrued offering costs payable to related parties included in our consolidated balance sheets were $973,000 and $917,000.

The Investment Advisor earned investment management fees of $4,297,000 and $2,431,000 for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010, the investment management fees payable to related party in our consolidated balance sheets were $2,970,000 and $1,330,000, respectively. In connection with services provided to the Investment Advisor, CNL Fund Management Company, the Sub-Advisor and affiliate of the Dealer Manager pursuant to a sub-advisory agreement dated August 21, 2006, was paid by the Investment Advisor $593,000 and $336,000 for the three months ended March 31, 2011 and 2010, respectively.

On January 30, 2009, we entered into that certain Second Amendment Advisory Agreement that permits the Investment Advisor to earn an acquisition fee of up to 1.5% of (i) the purchase price of real estate investments acquired by us, including any debt attributable to such investments, or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. The Investment Advisor earned acquisition fees of $4,114,000 and $296,000 for the three months ended March 31, 2011 and 2010, respectively. In connection with services provided to the Investment Advisor, the Sub Advisor, pursuant to a sub advisory agreement, was paid by the Investment Advisor acquisition fees of $769,000 and $55,000 for the three months ended March 31, 2011 and 2010, respectively. The Investment Advisor earned $274,000 and $42,000 in acquisition related expenses during the three months ended March 31, 2011 and 2010. Prior to the adoption of “Business Combinations” on January 1, 2009, these acquisitions fees and expenses were capitalized to investments in real estate and related intangibles.

Rental Operations

Our reportable segments consist of three types of commercial real estate properties for which our management internally evaluates operating performance and financial results: the Domestic Industrial Properties, Domestic Office Properties and International Office/Retail Properties. We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, management fees and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our company-level general and administrative expenses. The following tables compare the net operating income for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Domestic Industrial Properties
Revenues:
Rental	$6,928	$5,813
Tenant Reimbursements	1,664	1,258

Total Revenues	8,592	7,071

Property and Related Expenses:
Operating and Maintenance	448	338
General and Administrative	121	46
Property Management Fee to Related Party	83	61
Property Taxes	1,629	1,431

Total Expenses	2,281	1,876

Net Operating Income	6,311	5,195

Domestic Office Properties
Revenues:
Rental	16,166	7,249
Tenant Reimbursements	3,871	1,579

Total Revenues	20,037	8,828

Property and Related Expenses:
Operating and Maintenance	2,747	1,157
General and Administrative	129	87
Property Management Fee to Related Party	234	33
Property Taxes	2,447	1,190

Total Expenses	5,557	2,467

Net Operating Income	14,480	6,361

	Three Months Ended March 31,
	2011	2010
International Office/Retail Properties
Revenues:
Rental	1,598	1,940
Tenant Reimbursements	43	81

Total Revenues	1,641	2,021

Property and Related Expenses:
Operating and Maintenance	239	80
General and Administrative	151	35
Property Management Fee to Related Party	71	70

Total Expenses	461	185

Net Operating Income	1,180	1,836

Reconciliation to Consolidated Net Income (Loss)
Total Segment Net Operating Income	21,971	13,392
Interest Expense	6,011	3,095
General and Administrative	1,140	671
Investment Management Fee to Related Party	4,258	2,431
Acquisition Expenses	4,646	378
Depreciation and Amortization	12,274	7,243

	(6,358)	(426)

Other Income and Expenses
Interest and Other Income	376	598
Net Settlement Payments on Interest Rate Swaps	(174)	(214)
Loss on Interest Rate Swaps and Cap	254	(388)
Loss on Note Payable at Fair Value	(27)	(73)
Loss on Early Extinguishment of Debt	—	(73)

Loss from Continuing Operations Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	(5,929)	(576)

Provision for Income Taxes	(69)	(15)
Equity in Income of Unconsolidated Entities	3,210	737

Net (Loss) Income from Continuing Operations	(2,788)	146

Income from Discontinued Operations	175	—

Net (Loss) Income	(2,613)	146

Net Loss (Income) Attributable to Non-Controlling Operating Partnership Units	4	(1)

Net (Loss) Income Attributable to CB Richard Ellis Realty Trust Shareholders	$(2,609)	$145

(1)

Total Segment Net Operating Income is a Non-GAAP financial measure which may be useful as a supplemental measure for evaluating the relationship of each reporting segment to the combined total. This measure should not be viewed as an alternative measure of operating performance to our U.S. GAAP presentations provided. Segment “Net Operating Income” is defined as operating revenues (rental income, tenant reimbursements and other property income) less property and related expenses (property expenses, including real estate taxes) before depreciation and amortization expense. The Net Operating Income segment information presented consists of the same Net Operating Income segment information disclosed in Note 10 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Consolidated Results of Operations

Comparison of Three Months Ended March 31, 2011 to Three Months Ended March 31, 2010

Revenues

Rental

Rental revenue increased $9,690,000, or 65%, to $24,692,000 during the three months ended March 31, 2011 compared to $15,002,000 for the three months ended March 31, 2010. The increase was due to the acquisitions of 5160 Hacienda Drive, 10450 Pacific Center Court, 225 Summit Avenue, One Wayside Road, 100 Tice Blvd., Ten Parkway North, Pacific Corporate Park, 100 Kimball Drive, 4701 Gold Spike Drive, 1985 International Way, Rickenbacker II, Rickenbacker III, Summit Distribution Center, 3660 Deerpark Boulevard, and Tolleson Commerce Park II (the “2010 Acquisitions”) during the year ended December 31, 2010.

Tenant Reimbursements

Tenant reimbursements increased $2,660,000, or 91%, to $5,578,000 for the three months ended March 31, 2011 compared to $2,918,000 for the three months ended March 31, 2010, due to tenant reimbursement revenue from the 2010 Acquisitions.

Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $1,859,000, or 118%, to $3,434,000 for the three months ended March 31, 2011 compared to $1,575,000 for the three months ended March 31, 2010. The increase was due to the 2010 Acquisitions and increased operating and maintenance expenses associated with our vacant properties.

Property Taxes

Property tax expense increased $1,455,000, or 56%, to $4,076,000 for the three months ended March 31, 2011 compared to $2,621,000 for the three months ended March 31, 2010. The increase in property taxes was due to the 2010 Acquisitions.

Interest

Interest expense increased $2,916,000, or 94%, to $6,011,000 for the three months ended March 31, 2011 compared to $3,095,000 for the three months ended March 31, 2010 as a result of assumption of debt related to the 2010 acquisition of One Wayside Road and 100 Tice Blvd., placing debt on 2010 acquisitions Pacific Corporate Park, Ten Parkway North and 100 Kimball Drive and interest related to the revolving credit facility with Wells Fargo Bank, N.A., (the “Wells Fargo Credit Facility”).

General and Administrative

General and administrative expense increased $702,000, or 84%, to $1,541,000 for the three months ended March 31, 2011 compared to $839,000 for the three months ended March 31, 2010. Of the total increase, $309,000 was due to the increase in professional fees; $264,000 was due to the increase in general audit fees and Sarbanes-Oxley assistance; $73,000 was due to the increase in non-recoverable operating and maintenance expenses; $36,000 was due to the increase in legal expenses; $13,000 was due to the increase in shareholders servicing fees and report production costs; and $7,000 was due to the increase in directors’ and officers’ insurance and expenses.

Property Management Fee and Investment Management Fee to Related Party

Property management fee and investment management fee to related party increased $2,051,000, or 79%, to $4,646,000 for three months ended March 31, 2011 compared to $2,595,000 for the three months ended March 31, 2010. The increase was due to an increase in assets under management.

Acquisition Expenses

Acquisition expenses increased $4,268,000, or 1,129%, to $4,646,000 for the three months ended March 31, 2011 compared to $378,000 for the three months ended March 31, 2011. The increase was related to the 2010 Acquisitions and the acquisitions by the UK JV, European JV and the acquisition by the Duke joint venture of McAuley Place, Easton III, Point West I, Sam Houston Crossing I, Regency Creek, 533 Maryville Center, 555 Maryville Center (the “Duke Office Portfolio Tranche I”) in 2010 and of the Office Portfolio, which consists of 20 office properties, in March 2011.

Depreciation and Amortization

Depreciation and amortization expense increased $5,031,000, or 69%, to $12,274,000 for the three months ended March 31, 2011 as compared to $7,243,000 for the three months ended March 31, 2010. The net increase was related to the acquisitions of consolidated properties during 2010.

Interest and Other Income

Interest and other income decreased $222,000, or 37%, to $376,000 for the three months ended March 31, 2011 compared to $598,000 for the three months ended March 31, 2010. The decrease was primarily due to the recognition of $400,000 of revenue for the disposal of equipment at Kings Mountain I and $154,000 recognized profit on the transfer of the Miramar I and Miramar II properties to the Duke joint venture in 2010.

Net Settlement Payments on Interest Rate Swaps

During the three months ended March 31, 2011, we made net payments on interest rate swaps of $174,000 compared to $214,000 during the three months ended March 31, 2010. The decrease is a result of higher variable interest rates for the three months ended March 31, 2011 as compared to the three months ended March 2010.

Gain (Loss) on Interest Rate Swaps and Cap

During the three months ended March 31, 2011, our derivative instruments generated income of $254,000 as compared to a loss of $388,000 for the three months ended March 31, 2010 or a year to year increase of $642,000.

Loss on Note Payable on Fair Value

Loss on notes payables decreased by $46,000, or 63%, to $27,000 for the three months ended March 31, 2011 compared to $73,000 for the three months ended March 31, 2010. The year to year change is attributable to a stabilization of UK interest rate spreads and base rates used to value the loan.

Loss on Early Extinguishment of Debt

During the three months ended March 31, 2010, we repaid in full the existing loan at 602 Central Blvd. and incurred expense of $73,000. There was no extinguishment of debt activity during the three months ended March 31, 2011.

Provision for Income Taxes

Provision for income taxes increased $54,000, or 360%, to $69,000 for the three months ended March 31, 2011 compared to $15,000 for the three months ended March 31, 2010 resulting primarily from increased tax liabilities in a number of states in which we hold properties.

Equity in Income of Unconsolidated Entity

Equity in income of unconsolidated entity increased $2,473,000, or 336%, to $3,210,000 for the three months ended March 31, 2011 compared to a loss of $737,000 for the three months ended March 31, 2010. The increase was primarily due to the acquisition of additional properties by the Duke joint venture and improved CBRE Strategic Partners Asia performance during the three months ended March 31, 2011.

Discontinued Operations

Income from discontinued operations for the three months ended March 31, 2011 was $175,000. Revenues and expenses from discontinued operations represent the activities of the held for sale portfolio of light industrial and warehouse distribution buildings acquired during the three months ended December 31, 2010. The properties are currently held for sale. There were no discontinued operations in the three months ended March 31, 2010.

Net (Loss) Income Attributable to Non-Controlling Operating Partnership Units

During the three months ended March 31, 2011, net loss attributable to non-controlling interest was ($4,000) compared to net income attributable to non-controlling interest of $1,000 for the three months ended March 31, 2010, or a year to year decrease of $5,000.

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

Historical Cash Flows

Our net cash provided by operating activities decreased by $823,000 to $12,783,000 for the three months ended March 31, 2011, compared to $13,606,000 for the three months ended March 31, 2010. The decrease was due to an increase in acquisition costs of $4,264,000 related to Duke Joint Venture and a decrease in operating distributions from the Duke Joint Venture of $1,734,000.

Net cash used in investing activities increased by $31,178,000 to $50,610,000 for the three months ended March 31, 2011, compared to $19,432,000 for the three months ended March 31, 2010. The increase was due to investments in Duke Joint Venture during the three months ended March 31, 2011.

Net cash provided by financing activities increased by $17,454,000 to $118,787,000 for the three months ended March 31, 2011, compared to $101,333,000 for the three months ended March 31, 2010. The increase was due to an increase in proceeds from notes payable of $70,000,000, borrowing on loan payable of $30,000,000, a decrease in principal payments on notes payable of $5,622,000, a decrease in payment of offering costs of $1,928,000 and an increase in security deposit of $5,000 offset by a decrease in proceeds from the public offering of $47,511,000, payment on loan payable of $35,000,000, an increase in distributions to shareholders of $5,242,000, an increase in shareholder redemptions of $1,181,000 and an increase in deferred financing costs of $1,167,000.

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

However, changes in the accounting and reporting rules under GAAP (for acquisition fees and expenses from a capitalization/ depreciation model to an expensed-as-incurred model) that have been put into effect since the establishment of NAREIT’s definition of FFO have prompted an increase in the non-cash and non-operating items included in FFO. In addition, we view impairment charges as an item which is typically adjusted when assessing operating performance. Furthermore, publicly registered, non-traded REITs typically have a significant amount of acquisition activity during their initial years of investment and operation and therefore we believe require additional adjustments to FFO in evaluating performance. As a result, in addition to presenting FFO in accordance with the NAREIT definition, we also disclose FFO, as adjusted, which excludes the effects of acquisition costs and non-cash impairment charges.

FFO, as adjusted, is a useful measure to management’s decision-making process. As discussed below, period to period fluctuations in the excluded items can be driven by short-term factors that are not particularly relevant to our long-term investment decisions, long-term capital structures or long-term tax planning and tax structuring decisions. We believe that adjusting FFO to exclude these acquisition costs and impairment charges more appropriately presents our results of operations on a comparative basis. The items that we exclude from net income are subject to significant fluctuations from period to period that cause both positive and negative effects on our results of operations, often in inconsistent and unpredictable directions. For example, our acquisition costs are primarily the result of the volume of our acquisitions completed during each period, and therefore we believe such acquisition costs are not reflective of our operating results during each period. Similarly, unrealized gains or non-cash impairment charges that we have recognized during a given period are based primarily upon changes in the estimated fair market value of certain of our investments due to deterioration in market conditions and do not necessarily reflect the operating performance of these properties during the corresponding period.

We believe that FFO, as adjusted, is useful to investors as a supplemental measure of operating performance. We believe that adjusting FFO to exclude acquisition costs provides investors a view of the performance of our portfolio over time, including after we cease to acquire properties on a frequent and regular basis and allows for a comparison of the performance of our portfolio with other REITs that are not currently engaging in acquisitions. In addition, as many other non-traded REITs adjust FFO to exclude acquisition costs and impairment charges, we believe that our calculation and reporting of FFO, as adjusted, will assist investors and analysts in comparing our performance with that of other non-traded REITs. We also believe that FFO, as adjusted, may provide investors with a useful indication of our future performance, particularly after our acquisition stage, and of the sustainability of our current distribution policy. However, because FFO, as adjusted, excludes acquisition costs, which are an important component in an analysis of our historical performance, such supplemental measure should not be construed as a historical performance measure and may not be as useful a measure for estimating the value of our common shares. In addition, the impairment charges that we exclude from FFO, as adjusted, may be realized as a loss in the future upon the ultimate disposition of the related properties or other assets through the form of lower cash proceeds.

Not all REITs calculate FFO and FFO, as adjusted (or an equivalent measure), in the same manner and therefore comparisons with other REITs may not be meaningful. Neither FFO, nor FFO as adjusted, represents cash generated from operating activities in accordance with GAAP and should not be considered as alternatives to (i) net income (determined in accordance with GAAP), as indications of our financial performance, or (ii) to cash flow from operating activities (determined in accordance with GAAP) as measures of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to make cash distributions. We believe that to further understand our performance, each of FFO and FFO, as adjusted, should be compared with our reported net income and considered in addition to cash flows in accordance with GAAP, as presented in our Consolidated Financial Statements.

The following table presents our FFO and FFO, as adjusted for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Reconciliation of net (loss) income to funds from operations
Net (Loss) Income Attributable to CB Richard Ellis Realty Trust Shareholders	$(2,609)	$145
Adjustments:
Non-controlling interest	(4)	1
Real estate depreciation and amortization	12,274	7,243
Realized gain from transfer of real estate to unconsolidated entities	—	(154)
Net effect of FFO adjustment from unconsolidated entities(1)	7,564	3,715

FFO	$17,225	$10,950
Other Adjustments:
Acquisition expenses	4,642	382
Unrealized gain/impairment loss in unconsolidated entity	35	24

FFO, as adjusted	$21,902	$11,356

(1)	Represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation) for each of our unconsolidated entities.

Notes Payable

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. Assumption fees and other loan closing costs totaling $765,500 were capitalized as incurred. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. Principal payments totaling $993,000 were made during the three months ended March 31, 2011. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

On December 27, 2007, we entered into a $9,000,000 financing agreement secured by the Bolingbrook Point III property with the Northwestern Mutual Life Insurance Company. The loan is for a term of seven years and bears a fixed interest rate of 5.26% per annum with principal due at maturity. In addition, we incurred financing costs of approximately $91,000 associated with obtaining this loan. On January 14, 2011, we paid down $1,100,000 of principal in connection with the lease termination settlement with one of the tenants.

On May 30, 2008, we entered into a £7,500,000 financing arrangement with the Royal Bank of Scotland plc secured by the Thames Valley Five property. On July 27, 2010 we paid down the loan by £1,860,000 leaving a loan balance of £5,640,000 ($9,062,000 at March 31, 2011). The loan is for a term of five years (with a two year extension option) and bears interest at a variable rate adjusted quarterly, based on nine month GBP-based LIBOR plus 1.01%. In addition, we incurred financing costs of approximately £67,000 ($108,000 at March 31, 2011) associated with obtaining this loan. On August 14, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of March 31, 2011, and expires on May 30, 2013. In conjunction with the loan paydown, we incurred a cost of £227,000 ($361,000 at August 3, 2010) to reduce the notional amount of the interest rate swap from £7,500,000 to £5,640,000. Interest only payments are due quarterly for the term of the loan with principal due at maturity

On July 1, 2008, in connection with the acquisition of Enclave on the Lake, we assumed an $18,281,000 ($18,790,000 face value less discount of $509,000) loan from NorthMarq Capital, Inc. that bears interest at a fixed rate of 5.45% per annum and matures on May 1, 2011. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $95,000 were made during the three months ended March 31, 2011. In addition, we incurred financing costs totaling $241,000 in conjunction with the assumption of the loan.

On October 10, 2008, we entered into a £5,771,000 ($9,272,000 at March 31, 2011) financing agreement with the Royal Bank of Scotland plc secured by Albion Mills Retail Park property. The loan is for a term of five years and bears interest at a variable rate adjusted quarterly, based on three month GBP-based LIBOR plus 1.31%. In addition, we incurred financing costs of approximately £75,000 ($121,000 at March 31, 2011) associated with obtaining this loan. On November 25, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of March 31, 2011 and expires on October 10, 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On November 18, 2008, in connection with the acquisition of Avion Midrise III & IV, we assumed $20,851,000 ($22,186,000 face value less discount of $1,335,000) fixed rate mortgage loan from Capmark Finance, Inc. that bears interest at a rate of 5.52% per annum and matures on April 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $110,000 were made during the three months ended March 31, 2011. In addition, we incurred financing costs totaling $344,000 in conjunction with the assumption of the loan.

On August 5, 2009, in connection with the acquisition of 12650 Ingenuity Drive, we assumed a $12,572,000 ($13,539,000 face value less a discount of $967,000) fixed rate mortgage loan from PNC Bank, National Association that bears interest at a rate of 5.62% and matures on October 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $96,000 were made during the three months ended March 31, 2011. In addition, we incurred financing costs totaling $284,000 in conjunction with the assumption of the loan.

On August 10, 2009, we entered into a £13,975,000 ($22,453,000 at March 31, 2011) financing agreement with the Abbey National Treasury Services plc secured by the Maskew Retail Park property. On September 24, 2009, we drew the full amount of the loan and concurrently entered into an interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% plus 2.26% or 5.68% per annum for the five-year term of the loan. Interest only payments are due quarterly for the term of the loan with principal due at maturity. In addition, we incurred financing costs of approximately £268,000 ($431,000 at March 31, 2011) associated with obtaining this loan.

On June 24, 2010, we assumed two loans in connection with the acquisition of One Wayside Road: (i) a $14,888,000 ($14,633,000 at face value plus a premium of $255,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.66% and matures on August 1, 2015; and (ii) a $12,479,000 ($12,132,000 at face value plus a premium of $347,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.92% and matures on August 1, 2015. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $150,000 were made during the three months ended March 31, 2011 on the two loans. In addition, we incurred financing costs totaling $342,000 in conjunction with the assumption of the loans.

On September 28, 2010, we assumed two loans in connection with the acquisition of 100 Tice Blvd.: (i) a $23,136,000 ($21,218,000 at face value plus a premium of $1,918,000) fixed rate loan from Principal Life Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017; (ii) a $23,136,000 ($21,217,000 at a face value plus a premium of $1,919,000) fixed rate mortgage from Hartford Life and Accidental Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $239,000 were made during the three months ended March 31, 2011 on the two loans. In addition, we incurred financing costs totaling $476,000 in conjunction with the assumption of the loans.

On December 7, 2010, we entered into a $85,000,000 secured term loan through a subsidiary with Wells Fargo Bank, National Association, or the Pacific Corporate Park Loan. The Pacific Corporate Park Loan has a seven-year term, monthly amortization of $250,000 and is secured by Pacific Corporate Park. Upon closing of the Pacific Corporate Park Loan on December 7, 2010, we entered into an interest rate swap agreement with Wells Fargo Bank, National Association to effectively fix the interest rate on the entire outstanding Pacific Corporate Park Loan amount at 4.89% for its seven-year term. Principal and interest payments are due monthly and principal payments totaling $1,000,000 were made during the three months ended March 31, 2011. In addition, we incurred financing costs of approximately $1,512,000 in conjunction with obtaining the loan.

On December 29, 2010, we entered into a $12,600,000 secured term loan through Woodmen of The World Life Insurance Society secured by the Ten Parkway North property. The Ten Parkway North loan bears interest at a fixed rate of 4.75% per annum and matures on January 1, 2021. Principal and interest payments are due monthly and principal payments totaling $44,000 were made during the three months ended March 31, 2011. In addition, we incurred financing costs of approximately $160,000 in conjunction with obtaining the loan.

On February 8, 2011, we entered into five secured term loans totaling $37,000,000 with ING USA Annuity and Life Insurance Company secured by the following properties: 4701 Gold Spike Road, $10,650,000, Summit Distribution Center, $6,700,000, Tolleson Commerce Park II, $4,600,000, 3660 Deerpark Blvd., $7,650,000 and 1985 International Way, $7,400,000. The loans bear interest at a fixed rate of 4.45% and mature on March 1, 2018. There were no principal payments made during the period ended March 31, 2011. In addition, we incurred financing costs of approximately $702,000 in conjunction with obtaining the five loans.

On February 28, 2011, we entered into a $33,000,000 secured term loan with TD Bank secured by the 100 Kimball Drive property. Upon closing the 100 Kimball Drive loan, we simultaneously entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the entire outstanding loan amount to 5.25% for its 10 year term. Principal and interest payments are due monthly. There were no principal payments made during the period ended March 31, 2011. In addition, we incurred financing costs of approximately $463,000 in conjunction with obtaining the loan.

Loan Payable

On May 26, 2010, we entered into a $70,000,000 revolving credit facility with Wells Fargo Bank, N.A., or the Wells Fargo Credit Facility. The initial maturity date of the Wells Fargo Credit Facility is May 26, 2014, however we may extend the maturity date to May 26, 2015, subject to certain conditions. $15,000,000 of the Wells Fargo Credit Facility was initially drawn upon closing on May 26, 2010, with $55,000,000 initially remaining available for disbursement during the term of the facility. We have the right to prepay any outstanding amount of the Wells Fargo Credit Facility, in whole or in part, without premium or penalty at any time during the term of this Wells Fargo Credit Facility, however, we initially could not reduce the outstanding principal balance below a minimum outstanding amount of $15,000,000, without reducing the total $70,000,000 Wells Fargo Credit Facility capacity. Initially, the Wells Fargo Credit Facility had a floating interest rate of 300 basis points over the LIBOR, however this interest rate would be at least 4.00% for any of the outstanding balance that was not subject to an interest rate swap with an initial term of at least two years. Upon closing on May 26, 2010, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. to effectively fix the interest rate on the initial $15,000,000 outstanding loan amount at 5.10% for the four-year term of the facility. The interest rate swap was designated as a qualifying cash flow hedge at the start date of the hedge relationship as described in Note 16 “Derivative Instruments.” The Wells Fargo Credit Facility was initially secured by our 13201 Wilfred, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, Crest Ridge Corporate Center I and West Point Trade Center properties. In addition, CBRE OP provides a limited guarantee for the Wells Fargo Credit Facility. The Wells Fargo Credit Facility is subject to certain customary financial covenants, including certain negative financial covenants, which we believe we were in compliance with as of March 31, 2011. A commitment fee of $1,050,000 was paid to Wells Fargo Bank, N.A. at the initial closing.

On August 31, 2010, we entered into an amended and restated credit agreement with Wells Fargo Bank, N.A. to expand the Wells Fargo Credit Facility from its initial capacity of $70,000,000 to an amended capacity of $125,000,000 (the “Amended Wells Fargo Credit Facility”). In connection with the Amended Wells Fargo Credit Facility, the minimum outstanding amount was increased to

$25,000,000 and as such an additional $10,000,000 was drawn (in addition to the $15,000,000 initially drawn on May 26, 2010) with the remaining $100,000,000 available for disbursement during the term of the facility. The Amended Wells Fargo Credit Facility is secured by an additional three of our properties, for a total of eight properties in all: 13201 Wilfred Lane, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, Crest Ridge Corporate Center, West Point Trade Center, 5160 Hacienda Drive, 10450 Pacific Center Court and 225 Summit Avenue. The interest rate was reduced by 25 basis points to 275 basis points over LIBOR (which rate will apply to all withdrawals from the Amended Wells Fargo Credit Facility other than the initial $15,000,000 that was drawn on May 26, 2010) and the initial interest rate floor of 4.00% was eliminated. The initial maturity date remains May 26, 2014, however we may extend the maturity date to May 26, 2015, subject to certain conditions. The Amended Wells Fargo Credit Facility is subject to certain representations and warranties and customary financial covenants (including certain negative financial covenants) with which we believe we were in compliance as of March 31, 2011. A commitment fee of $632,500 was paid to Wells Fargo Bank, N.A. at closing of the Amended Wells Fargo Credit Facility.

On March 30, 2011, an additional $30,000,000 was drawn (in addition to the $15,000,000 initially drawn on May 26, 2010 and $10,000,000 second draw on August 31, 2010) in connection with the Amended Wells Fargo Credit Facility, with the remaining $70,000,000 available for disbursement during the term of the facility. The $55,000,000 is included in Loan Payable on our condensed consolidated balance sheet.

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

2011 Quarter				First
Total distributions declared and paid				$25,306,000
Distributions per share				$0.15
Amount of distributions per share funded by cash flows provided by operating entities				$0.0758
Amount of distributions per share funded by uninvested proceeds from financings of our properties				$0.0742

2010 Quarters	First	Second	Third	Fourth
Total distributions declared and paid	$16,841,000	$19,266,000	$21,623,000	$24,053,000
Distributions per share	$0.15	$0.15	$0.15	$0.15
Amount of distributions per share funded by cash flows provided by operating entities	$0.1212	$0.0540	$0.0826	$0.0444
Amount of distributions per share funded by uninvested proceeds from financings of our properties	$0.0288	$0.0960	$0.0674	$0.1056

For the quarter ended March 31, 2011, distributions were funded 50.22% by cash flows provided by operating activities and 49.78% from uninvested proceeds from financings of our properties. In addition, distributions totaling $10,861,000 were reinvested in our common shares pursuant to our dividend reinvestment plan during the quarter ended March 31, 2011.

Our 2010 distributions were funded 48.38% by cash flows provided by operating activities and 51.62% from uninvested proceeds from financings of our properties. In addition, 2010 distributions totaling $35,317,000 were reinvested in our common shares pursuant to our dividend reinvestment plan during 2010.

Total distributions declared and paid for the period from inception (July 1, 2004) through March 31, 2011 were $200,350,000 and total Funds from Operations for the period from inception (July 1, 2004) through March 31, 2011 were $107,773,000. For a discussion of our supplemental financial measures, see “—Non-GAAP Supplemental Financial Measure: Funds from Operations.”

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

Off-Balance Sheet Arrangements

As of March 31, 2011, we had five Investments in Unconsolidated Entities: (i) a 5.07% ownership interest in CBRE Strategic Partners Asia; (ii) an 80% ownership interest in the Duke joint venture; (iii) a 90% ownership interest in Afton Ridge; (iv) an 80% ownership interest in the UK JV; and (v) an 80% ownership interest in the European JV. Our investments are discussed in Item 2, “Properties,” and Note 5, “Investments in Unconsolidated Entities” in the accompanying consolidated financial statements.

Contractual Obligations and Commitments

The following table provides information with respect to our consolidated property contractual obligations at March 31, 2011 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Note Payable (and interest payments) Collateralized by REMEC Corporate Campus	$(13,673)	$(13,673)	$—	$—	$—
Note Payable (and interest payments) Collateralized by 300 Constitution Drive	(12,581)	(581)	(12,000)	—	—
Note Payable (and interest payments) Collateralized by Deerfield Commons I	(12,013)	(643)	(1,286)	(10,084)	—
Note Payable (and interest payments) Collateralized by Bolingbrook Point III	(9,493)	(416)	(831)	(8,246)	—
Notes Payable (and interest payments) Collateralized by the Carolina Portfolio	(71,666)	(6,980)	(13,656)	(13,351)	(37,679)
Note Payable (and interest payments) Collateralized by Lakeside Office Center	(11,342)	(605)	(1,299)	(9,438)	—
Note Payable (and interest payments) Collateralized by Thames Valley Five(1)	(9,465)	(161)	(9,304)	—	—
Note Payable (and interest payments) Collateralized by Enclave on the Lake	(17,972)	(17,972)	—	—	—
Note Payable (and interest payments) Collateralized by Albion Mills Retail Park(1)	(9,802)	(193)	(9,609)	—	—
Note Payable (and interest payments) Collateralized by Avion Midrise III & IV	(24,799)	(1,618)	(3,237)	(19,944)	—
Note Payable (and interest payments) Collateralized by 12650 Ingenuity Drive	(15,471)	(1,118)	(2,237)	(12,116)	—
Note Payable (and interest payments) Collateralized by Maskew Retail Park(1)	(25,005)	(680)	(1,361)	(22,964)	—
Loan Payable (and interest payments) Wells Fargo Credit Facility(1)(2)	(29,023)	(1,275)	(2,550)	(25,198)	—
Loan Payable Wells Fargo Credit Facility(2)(3)	(30,000)	—	—	(30,000)	—
Note Payable (and interest payments) Collateralized by One Wayside Road	(32,676)	(2,127)	(4,254)	(26,295)	—
Note Payable (and interest payments) Collateralized by 100 Tice Blvd.	(56,878)	(3,469)	(6,939)	(6,939)	(39,531)
Note Payable (and interest payments) Collateralized by Ten Parkway North	(17,712)	(862)	(1,724)	(1,724)	(13,402)
Note Payable (and interest payments) Collateralized by Pacific Corporate Park	(108,476)	(7,053)	(13,665)	(13,078)	(74,680)
Note Payable (and interest payments) Collateralized by 4701 Gold Spike Drive	(13,765)	(644)	(1,288)	(1,288)	(10,545)
Note Payable (and interest payments) Collateralized by 1985 International Way	(9,564)	(447)	(895)	(895)	(7,327)
Note Payable (and interest payments) Collateralized by Summit Distribution Center	(8,659)	(405)	(810)	(810)	(6,634)
Note Payable (and interest payments) Collateralized by 3660 Deerpark Boulevard	(9,887)	(462)	(925)	(925)	(7,575)
Note Payable (and interest payments) Collateralized by Tolleson Commerce Park II	(5,945)	(278)	(556)	(556)	(4,555)
Note Payable (and interest payments) Collateralized by 100 Kimball Drive	(48,578)	(2,391)	(4,783)	(4,783)	(36,621)

Total	$(604,445)	$(64,053)	$(93,209)	$(208,634)	$(238,549)

(1)

These contractual obligations included the expected net payments due under interest rate swap agreements where in each case we have swapped our variable interest rate payments due under the debt agreements for fixed rates of interest payments.

(2)	Includes the eight properties (see Note 7 “Debt”) that secure the Wells Fargo Credit Facility.

(3)	Excludes interest for this presentation because of the short-term nature of the revolving portion of this credit facility which is available through May 2014.

The following table provides information with respect to our unconsolidated property contractual obligations at March 31, 2011 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Note Payable (and interest payments) Collateralized by Duke joint venture	$(224,779)	$(11,041)	$(139,300)	$(74,438)	$—
Note Payable (and interest payments) Collateralized by Afton Ridge	(26,329)	(1,308)	(25,021)	—	—
Duke joint venture Unsecured Debt Borrowings(2)	$(220,000)	(220,000)

Total Notes Payable Collateralized by Unconsolidated Properties(1)	$(471,108)	$(232,349)	$(164,321)	$(74,438)	$—

(1)	Unconsolidated payment amounts are at our pro rata share of effective ownership and exclude our investment in CBRE Strategic Partners Asia.

(2)

Excludes interest for this presentation and assumes a six month extension option with maturity in March 2012. We anticipate that the unsecured debt borrowings will be paid off as permanent debt is obtained on the unencumbered Duke joint venture properties.

As of March 31, 2011, we were committed to pay $1,018,000 in accrued offering costs. The timing of future payments is uncertain.

As of March 31, 2011, we had an unfunded investment commitment in CBRE Strategic Partners Asia totaling $4,960,000. The timing of future payments is uncertain.

Income Taxes

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2004. As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute currently to our shareholders. Under the Internal Revenue Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they generally distribute at least 90% of their annual net taxable income (excluding net capital gains) to their shareholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to state, local and foreign taxes on our income and property and to U.S. federal income and excise taxes on our undistributed gross income. Our properties located in Texas are subject to a Texas Gross Margin Tax, Deerfield Commons I is subject to a Georgia Corporation Income Tax and properties located in North Carolina are subject to a North Carolina Franchise Tax under which we incurred a total of approximately $69,000 and $15,000 of taxes for the three months ended March 31, 2011 and 2010.

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

Notes Payable secured by real property are summarized as follows (in thousands):

Property	Interest Rate as of		Maturity Date	Notes Payable as of
	March 31, 2011	December 31, 2010		March 31, 2011	December 31, 2010
REMEC	4.79%	4.79%	November 1, 2011	$13,250	$13,250
300 Constitution	4.84	4.84	April 1, 2012	12,000	12,000
Deerfield Commons I.(1)	5.23	5.23	December 1, 2015	9,691	9,725
Bolingbrook Point III	5.26	5.26	January 1, 2015	7,900	9,000
Fairforest Bldg. 5(2)	6.33	6.33	February 1, 2024	9,743	9,864
Fairforest Bldg. 6(2)	5.42	5.42	June 1, 2019	2,918	2,987
HJ Park—Bldg. 1(2)	4.98	4.98	March 1, 2013	580	648
North Rhett I(2)	5.65	5.65	August 1, 2019	3,818	3,906
North Rhett II(2)	5.20	5.20	October 1, 2020	2,137	2,180
North Rhett III(2)	5.75	5.75	February 1, 2020	1,710	1,759
North Rhett IV(2)	5.80	5.80	February 1, 2025	9,777	9,892
Mt Holly Bldg.(2)	5.20	5.20	October 1, 2020	2,137	2,180
Orangeburg Park Bldg.(2)	5.20	5.20	October 1, 2020	2,173	2,217
Kings Mountain I(2)	5.27	5.27	October 1, 2020	1,850	1,887
Kings Mountain II(2)	5.47	5.47	January 1, 2020	5,475	5,594
Union Cross Bldg. I(2)	5.50	5.50	July 1, 2021	2,701	2,749
Union Cross Bldg. II(2)	5.53	5.53	June 1, 2021	8,249	8,398
Thames Valley Five(3)(4)	6.42	6.42	May 30, 2013	9,062	8,781
Lakeside Office Center(5)	6.03	6.03	September 1, 2015	9,000	9,000
Enclave on the Lake(6)	5.45	5.45	May 1, 2011	17,810	17,906
Albion Mills Retail Park(3)(7)(8)	5.25	5.25	October 10, 2013	9,272	8,985
Avion Midrise III & IV(9)	5.52	5.52	April 1, 2014	21,244	21,354
12650 Ingenuity Drive(10)	5.62	5.62	October 1, 2014	12,964	13,061
Maskew Retail Park(3)(11)	5.68	5.68	August 10, 2014	22,453	21,759
One Wayside Road(12)	5.66	5.66	August 1, 2015	14,380	14,465
One Wayside Road(12)	5.92	5.92	August 1, 2015	11,942	12,006
100 Tice Blvd(13)	5.97	5.97	September 15, 2017	20,981	21,100
100 Tice Blvd(13)	5.97	5.97	September 15, 2017	20,980	21,100
Ten Parkway North	4.75	4.75	January 1, 2021	12,556	12,600
Pacific Corporate Park(14)	4.89	4.89	December 7, 2017	84,000	85,000
4701 Gold Spike Drive(15)	4.45	—	March 1, 2018	10,650	—
1985 International Way(15)	4.45	—	March 1, 2018	7,400	—
Summit Distribution Center(15)	4.45	—	March 1, 2018	6,700	—
3660 Deerpark Boulevard(15)	4.45	—	March 1, 2018	7,650	—
Tolleson Commerce Park II(15)	4.45	—	March 1, 2018	4,600	—
100 Kimball Drive(16)	5.25	—	March 1, 2021	33,000	—

Notes Payable				432,753	365,353
Plus Premium				3,998	4,155
Less Discount				(3,463)	(3,700)
Less Albion Mills Retail Park Fair Value Adjustment				(197)	(216)

Notes Payable Net of Premium/Discount and Fair Value Adjustment				$433,091	$365,592

(1)	Effective January 1, 2011, principal and interest payments are due monthly for the remaining 60 months of the loan term.

(2)

These notes payable were assumed from the seller of the Carolina Portfolio on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount.

(3)	These loans are subject to certain financial covenants (interest coverage and loan to value).

(4)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% plus 1.01%, or 6.42% per annum as of March 31, 2011, which expires on May 30, 2013. The stated rates on the mortgage note payable were 1.78% and 1.74% at March 31, 2011 and December 31, 2010, respectively, and were based on GBP-based LIBOR plus a spread of 1.01%.

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

(8)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31%, or 5.25% per annum as of March 31, 2011, which expires on October 10, 2013. The stated rates on the mortgage note payable were 2.08% and 2.04% at March 31, 2011 and December 31, 2010, respectively, and were based on GBP-based LIBOR plus a spread of 1.31%.

(9)	The loan was assumed from the seller of Avion Midrise III & IV on November 18, 2008 and was recorded at estimated fair value which includes the discount.

(10)	The loan was assumed from the seller of 12650 Ingenuity Drive on August 5, 2009 and was recorded at estimated fair value which includes the discount.

(11)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% plus 2.26, or 5.68% per annum as of March 31, 2011, which expires on August 10, 2014. The stated rates on the mortgage note payable was 3.03% and 2.99% at March 31, 2011 and December 31, 2010, respectively, and were based on GBP-based LIBOR plus a spread of 2.26%.

(12)	The two loans were assumed from the seller of One Wayside road on June 24, 2010 and were recorded at estimated fair value which include the premiums.

(13)	The two loans were assumed from the seller of 100 Tice Blvd. on September 28, 2010 and were recorded at estimated fair value which include the premiums.

(14)

We entered into an interest rate swap agreement that fixed the LIBOR rate at 2.69% plus 2.20%, or 4.89% per annum as of March 31, 2011 which expires on December 7, 2017. The stated rates on the mortgage note payable were 2.52% at March 31, 2011 and December 31, 2010, and were based on LIBOR plus a spread of 2.20%.

(15)	We entered into five loans totaling $37,000,000 on February 8, 2011 that are cross-collateralized by these properties.

(16)

We entered into an interest rate swap agreement that fixed the LIBOR rate at 3.50%, plus 1.75%, or 5.25% per annum as of March 31, 2011 which expires on March 1, 2021. The stated rate on the mortgage note payable was 2.01% at March 31, 2011 and was based on LIBOR plus a spread of 1.75%.

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

The fair value of long-term debt was estimated based on current interest rates available to us for debt instruments with similar terms. The following table summarizes our financial instruments and their calculated fair value at March 31, 2011 and December 31, 2010 (in thousands):

	As of March 31, 2011
	Carrying Value	Total Fair Value
Financial Assets (Liabilities):
Interest Rate Swaps—Non Qualifying	$(1,142)	$(1,142)
Interest Rate Swaps—Qualifying	(1,149)	1,149)
Notes Payable	(433,091)	(429,519)
Loan Payable	(55,000)	(55,000)

A 100 basis point increase or decrease in interest rates would increase or decrease the fair market value of our notes payable by $17,564,000 at March 31, 2010. In addition, a 100 basis point increase or decrease in interest rates would either increase or decrease annual variable interest expense as follows; approximately $91,000 on the Thames Valley Five property, approximately $93,000 on the Albion Mills Retail Park property and approximately $225,000 on the Maskew Retail Park property.

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

Debt Maturities

The following table details our consolidated and unconsolidated debt maturities as of March 31, 2011 (in thousands):

	Consolidated Debt			Unconsolidated Debt(1)			Consolidated & Unconsolidated Debt(1)
	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total
2011 (Nine months Ending December 31, 2011)	$7,876	$31,029	$38,905	$936	$—	$936	$8,812	$31,029	$39,841
2012	11,613	12,000	23,613	1,295	220,000	221,295	12,908	232,000	244,908
2013(2)	11,878	18,333	30,211	1,351	102,310	103,661	13,229	120,643	133,872
2014	11,842	108,766	120,608	1,409	40,640	42,049	13,251	149,406	162,657
2015	11,418	48,738	60,156	1,345	66,959	68,304	12,763	115,697	128,460
2016	11,161	—	11,161	—	—	—	11,161	—	11,161
2017	11,520	98,326	109,846	—	—	—	11,520	98,326	109,846
2018	7,019	32,165	39,184	—	—	—	7,019	32,165	39,184
2019	6,793	—	6,793	—	—	—	6,793	—	6,793
2020	5,400	—	5,400	—	—	—	5,400	—	5,400
2021	2,650	34,032	36,682	—	—	—	2,650	34,032	36,682
Thereafter	5,194	—	5,194	—	—	—	5,194	—	5,194

Total	$104,364	$383,389	$487,753	$6,336	$429,909	$436,245	$110,700	$813,298	$923,998

Weighted Average Maturity (years)			5.28			2.65			4.04
Weighted Average Interest Rate			5.12%			4.69%			4.92%

(1)

Unconsolidated debt amounts are at our pro rata share of effective ownership and assumes that the Duke joint venture unsecured term loan option to extend is exercised and the loan matures in March 2012

(2)

The Thames Valley Five consolidated debt ($9,062,000 at March 31, 2011) maturity date may be extended for an additional two years from May, 2013 to May, 2015. In addition, Afton Ridge has the option to extend the maturity date of the unconsolidated debt ($22,950,000 at March 31, 2011 – our share) for one additional year from October, 2013 to October, 2014.

Encumbered and Unencumbered Properties

The following table details our Encumbered and Unencumbered properties as of March 31, 2011 (Approximate Acquisition Cost and Debt Balance in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance
Encumbered Properties(2)	46	$1,113,905	$487,753	17	$411,576	$216,245	63	$1,525,481	$703,998
Unencumbered Properties	27	194,655	—	26	491,932	—	53	686,587	—
Unsecured Debt Borrowing(3)	—	—	—	—	—	220,000	—	—	220,000

Total Properties	73	$1,308,560	$487,753	43	$903,508	$436,245	116	$2,212,068	$923,998

(1)

Number of Properties at 100%. Approximate Acquisition Cost and Debt Balance for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

(2)	Includes eight properties secured by the Wells Fargo Credit Facility.

(3)	Duke joint venture unsecured term loan maturing in March 2012.

Subsequent Events

From April 1, 2011 through May 6, 2011, we received gross proceeds from our current public offering of approximately $61,522,537 from the sale of 6,209,414 common shares.

On April 4, 2011, we paid the fixed rate mortgage loan that we assumed with our purchase of the Enclave on the Lake property off and extended the lease expiration to June 2022.

On April 11, 2011, we acquired a fee interest in two office buildings located at 70 Hudson Street, or 70 Hudson, and 90 Hudson Street, or 90 Hudson, in Jersey City, New Jersey (collectively, “70 & 90 Hudson”). We acquired 70 & 90 Hudson for an aggregate purchase price of approximately $310,000,000, exclusive of customary closing costs and the assumption of approximately $238,419,000 in two existing mortgage loans, or collectively the Assumed Loans. The 70 Hudson mortgage loan has a current balance of approximately $120,857,000 and bears interest at a rate of 5.64% annually, matures on April 11, 2016, has a 30-year amortization schedule, may be defeased at any time subject to posting adequate defeasance collateral and related conditions and is pre-payable in whole, without penalty or premium, during the three month period immediately preceding the maturity date. The balance due at maturity is approximately $111,449,000. The 90 Hudson mortgage loan has a current balance of approximately $117,562,000 and bears interest at a rate of 5.66% annually, matures on May 1, 2016, has a 30-year amortization schedule and is pre-payable at any time subject to a prepayment premium of the greater of 1% of the then outstanding principal balance and yield maintenance, except during the three month period immediately preceding the maturity date, when no such premium or other penalty shall apply. The balance due at maturity is approximately $106,953,000. A $50,000 fee was paid to CBRE Capital Markets, an affiliate of the Investment Advisor, in connection with the assumption of the 90 Hudson mortgage loan. In addition, we have provided a guaranty of certain recourse obligations and an environmental indemnity for each of the Assumed Loans. The agreements pertaining to the Assumed Loans contain customary provisions, including representations, warranties, covenants and indemnifications. We funded the approximately $71,581,000 balance of the aggregate purchase price, exclusive of closing costs, using the net proceeds from our current public offering. Upon closing, we paid the Investment Advisor a $4,650,000 acquisition fee.

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

Changes in Internal Controls Over Financial Reporting

No changes in internal control over financial reporting occurred during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any material legal proceedings as of March 31, 2011.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in Item 1.A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities and Repurchases of Securities

During the three months ended March 31, 2011, we did not sell any equity securities that are not registered under the Securities Act of 1933, as amended.

The following table provides information with respect to our Share Redemption Program for the three months ended March 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
January	591,351.42	$9.19	N/A	N/A
February	—	—	N/A	N/A
March	—	—	N/A	N/A
Total	591,351.42	$9.19	N/A	N/A

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

The registration statement relating to our follow-on public offering (No. 333-152653) was declared effective on January 30, 2009. CNL Securities Corp. is the Dealer Manager of our follow-on offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through March 31, 2011, we had accepted subscriptions from 28,954 investors, issued 111,137,409 common shares and received $1,108,455,774 in gross offering proceeds pursuant to our public offering after payment of $28,485,128 in acquisition fees and related expenses, payment of approximately $57,288,000 in selling commissions, $22,934,000 in dealer manager fees, $8,649,000 in marketing support fees and payment of approximately $17,109,000 in organization and offering expenses, as of March 31, 2011, we had raised aggregate net offering proceeds of approximately $973,981,000.

Item 3	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Loan Agreement dated March 24, 2011, between Duke/Hulfish, LLC and Wells Fargo Bank, National Association (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K/A (File 000-53200) filed March 29, 2011 and incorporated herein by reference).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CB RICHARD ELLIS REALTY TRUST

Date: May 16, 2011	/s/ JACK A. CUNEO
Jack A. Cuneo
President and Chief Executive Officer

Date: May 16, 2011	/s/ LAURIE E. ROMANAK
Laurie E. Romanak
Chief Financial Officer