Form 10-Q
period 2011-06-30
CB RICHARD ELLIS REALTY TRUST
filed 2011-08-15
CIK 1297587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s common shares, $0.01 par value, was 197,863,021 as of August 5, 2011.

CB RICHARD ELLIS REALTY TRUST

i

PART I.

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Balance Sheets

as of June 30, 2011 and December 31, 2010 (unaudited)

(In Thousands, Except Share Data)

	June 30, 2011	December 31, 2010
ASSETS
Investments in Real Estate:
Land	$331,323	$212,858
Site Improvements	122,277	94,545
Buildings and Improvements	898,356	744,058
Tenant Improvements	65,529	55,834

	1,417,485	1,107,295
Less: Accumulated Depreciation and Amortization	(68,150)	(51,320)

Net Investments in Real Estate	1,349,335	1,055,975
Investments in Unconsolidated Entities	462,414	410,062
Real Estate and Other Assets Held for Sale	22,085	22,056
Cash and Cash Equivalents	112,427	48,218
Restricted Cash	4,643	2,058
Accounts and Other Receivables, Net of Allowance of $733 and $83, respectively	5,157	5,677
Deferred Rent	13,419	8,605
Acquired Above-Market Leases, Net of Accumulated Amortization of $12,039 and $9,345, respectively	34,694	22,867
Acquired In-Place Lease Value, Net of Accumulated Amortization of $47,369 and $36,931, respectively	149,545	111,005
Deferred Financing Costs, Net of Accumulated Amortization of $3,328 and $2,513, respectively	7,987	6,444
Lease Commissions, Net of Accumulated Amortization of $707 and $528, respectively	3,335	1,643
Other Assets	3,871	22,110

Total Assets	$2,168,912	$1,716,720

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Notes Payable, Less Discount of $3,252 and $3,700, Plus Premium of $9,637 and $4,155, respectively	$658,878	$356,823
Note Payable at Fair Value	9,087	8,769
Loan Payable	25,000	60,000
Liabilities Related to Real Estate and Other Assets Held for Sale	255	441
Security Deposits	643	899
Accounts Payable and Accrued Expenses	20,305	15,934
Accrued Offering Costs Payable to Related Parties	1,738	917
Acquired Below-Market Leases, Net of Accumulated Amortization of $11,566 and $9,626, respectively	25,918	19,323
Property Management Fee Payable to Related Party	191	184
Investment Management Fee Payable to Related Party	1,683	1,330
Distributions Payable	27,125	24,053
Interest Rate Swaps at Fair Value—Non-Qualifying Hedges	1,248	1,349
Interest Rate Swaps at Fair Value—Qualifying Hedges	4,464	1,932

Total Liabilities	776,535	491,954
COMMITMENTS AND CONTINGENCIES (NOTE 18)

NON-CONTROLLING INTEREST
Operating Partnership Units	2,464	2,464
SHAREHOLDERS’ EQUITY
Common Shares of Beneficial Interest, $0.01 par value, 990,000,000 shares authorized; 190,065,400 and 164,511,252 issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	1,901	1,645
Additional Paid-in-Capital	1,673,668	1,446,559
Accumulated Deficit	(278,620)	(214,216)
Accumulated Other Comprehensive Loss	(7,036)	(11,686)

Total Shareholders’ Equity	1,389,913	1,222,302

Total Liabilities, Shareholders’ Equity and Non-Controlling Interest	$2,168,912	$1,716,720

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

(In Thousands, Except Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUES
Rental	$29,605	$14,634	$54,297	$29,636
Tenant Reimbursements	7,432	2,817	13,010	5,735

Total Revenues	37,037	17,451	67,307	35,371
EXPENSES
Operating and Maintenance	4,104	1,411	7,517	2,986
Property Taxes	4,659	2,551	8,734	5,172
Interest	9,385	3,238	15,395	6,333
General and Administrative	1,375	1,839	2,921	2,678
Property Management Fee to Related Party	175	176	585	340
Investment Management Fee to Related Party	5,235	2,687	9,493	5,118
Acquisition Expenses	6,852	4,841	11,493	5,219
Depreciation and Amortization	14,972	6,717	27,245	13,960

Total Expenses	46,757	23,460	83,383	41,806

OTHER INCOME AND EXPENSES
Interest and Other Income	435	91	811	689
Net Settlement Payments on Interest Rate Swaps	(180)	(230)	(354)	(444)
(Loss) Gain on Interest Rate Swaps	(108)	(115)	145	(503)
Loss on Note Payable at Fair Value	(8)	(5)	(34)	(78)
Loss on Early Extinguishment of Debt	0	0	0	(73)

Total Other Income and (Expenses)	139	(259)	568	(409)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND EQUITY IN INCOME OF UNCONSOLIDATED ENTITIES	(9,581)	(6,268)	(15,508)	(6,844)
PROVISION FOR INCOME TAXES	(230)	(70)	(300)	(85)
EQUITY IN INCOME OF UNCONSOLIDATED ENTITIES	341	2,109	3,551	2,846

NET LOSS FROM CONTINUING OPERATIONS	(9,470)	(4,229)	(12,257)	(4,083)

DISCONTINUED OPERATIONS
Income from Discontinued Operations	220	0	395	0
Realized Loss from Sale	(126)	0	(126)	0

INCOME FROM DISCONTINUED OPERATIONS	94	0	269	0

NET LOSS	(9,376)	(4,229)	(11,988)	(4,083)

Net Loss Attributable to Non-Controlling Operating Partnership Units	13	8	16	7

NET LOSS ATTRIBUTABLE TO CB RICHARD ELLIS REALTY TRUST SHAREHOLDERS	$(9,363)	$(4,221)	$(11,972)	$(4,076)

Basic and Diluted Net Loss Per Share from Continuing Operations Attributable to CB Richard Ellis Realty Trust Shareholders	$(0.05)	$(0.03)	$(0.07)	$(0.03)

Basic and Diluted Net Loss Per Share from Discontinued Operations Attributable to CB Richard Ellis Realty Trust Shareholders	$0.00	$0.00	$0.00	$0.00

Weighted Average Common Shares Outstanding—Basic and Diluted	180,834,359	128,444,105	174,813,725	120,399,165
Dividends Declared Per Share	$0.15	$0.15	$0.30	$0.30

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2011 and 2010 (unaudited)

(In Thousands)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(11,988)	$(4,083)
Adjustments to Reconcile Net Loss to Net Cash Flows Provided by Operating Activities:
Equity in Income of Unconsolidated Entities	(3,551)	(2,846)
Distributions from Unconsolidated Entities	11,844	13,406
(Gain) Loss on Interest Rate Swaps and Cap	(145)	503
Loss on Note Payable at Fair Value	34	78
Loss on Early Extinguishment of Debt	0	53
Net Realized Loss on Sale of Real Property	126	0
Gain on Transfer of Real Estate	0	(154)
Depreciation and Amortization of Building and Improvements	16,768	8,694
Amortization of Deferred Financing Costs	815	431
Amortization of Acquired In-Place Lease Value	10,294	5,162
Amortization of Above and Below Market Leases	770	115
Amortization of Lease Commissions	183	105
Amortization of Discount/Premium on Notes Payable	(11)	460
Share Based Compensation	28	240
Changes in Assets and Liabilities:
Accounts and Other Receivables	520	822
Deferred Rent	(4,814)	(2,076)
Other Assets	205	(377)
Accounts Payable and Accrued Expenses	4,153	(191)
Investment and Property Management Fees Payable to Related Party	329	196

Net Cash Flows Provided By Operating Activities	25,560	20,538

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of Real Property	(101,860)	(140,523)
Purchase Deposits	0	(1,500)
Proceeds from Sale of Real Property	1,169	0
Investments in Unconsolidated Entities	(47,873)	(74,953)
Distributions from Unconsolidated Entities	0	5,737
Restricted Cash	(2,584)	(60)
Lease Commissions	(1,877)	(715)
Improvements to Investments in Real Estate	(6,293)	(639)

Net Cash Flows Used in Investing Activities	(159,318)	(212,653)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Common Shares—Public Offering	252	301
Proceeds from Additional Paid-in-Capital—Public Offering	250,791	295,140
Redemption of Common Shares	(16,227)	(7,672)
Payment of Offering Costs	(27,627)	(26,318)
Payment of Distributions	(28,243)	(18,076)
Distribution to Non-Controlling Interest	(74)	(74)
Borrowing on Loan Payable	30,000	15,000
Principal Payment on Loan Payable	(65,000)	0
Proceeds from Notes Payable	81,700	0
Principal Payments on Note Payable	(24,985)	(10,763)
Deferred Financing Costs	(2,322)	(2,143)
Security Deposits	(257)	(9)

Net Cash Flows Provided by Financing Activities	198,008	245,386

EFFECT OF FOREIGN CURRENCY TRANSLATION	(41)	117

Net Increase in Cash and Cash Equivalents	64,209	53,388
Cash and Cash Equivalents, Beginning of the Period	48,218	112,631

Cash and Cash Equivalents, End of the Period	$112,427	$166,019

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for Interest	$13,403	$5,422
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distributions Declared and Payable	$27,125	$19,266
Proceeds from Dividend Reinvestment Program	$21,118	$13,515
Application of Deposit to Investment in Unconsolidated Entities	$7,500	$0
Application of Deposit to Investment in Real Estate	$10,505	$1,500
Accrued Acquisition Costs Related to Real Property	$0	$86
Accrued Acquisition Costs Related to Investment in Unconsolidated Entities Due to Related Party	$0	$659
Duke joint venture Contribution/Distribution – Amazon Expansion	$12,002	$0
Deconsolidation of Real Estate transferred to Duke joint venture	$0	$(41,888)
Notes Payable Assumed on Acquisitions of Real Estate	$238,419	$26,766
Increase in Investment in Duke joint venture from Transfer of Real Estate	$0	$42,042
Share Awards Increase in Additional Paid-In-Capital	$28	$240
Accrued Offering Costs	$1,917	$1,340

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Shareholders Equity and Non-Controlling Interest

For the Six Months Ended June 30, 2011 and 2010 (unaudited)

(In Thousands, Except Share Data)

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non-Controlling Interest Operating Partnership Units	Total Shareholders’ Equity and Non- Controlling Interest
	Shares	Amount
Balance at December 31, 2010	164,511,253	$1,645	$1,446,559	$(214,216)	$(11,686)	$1,222,302	$2,464	$1,224,766
Net Loss	0	0	0	(11,972)	0	(11,972)	(16)	(11,988)
Foreign Currency Translation Gains	0	0	0	0	7,178	7,178	10	7,188
Swap Fair Value Adjustment	0	0	0	0	(2,528)	(2,528)	(4)	(2,532)

Total Comprehensive (Loss) Income	0	0	0	(11,972)	4,650	(7,322)	(10)	(7,332)

Net Contributions From Public Offering of Common Shares, $0.01 Par Value	27,341,762	274	271,886	0	0	272,160	0	272,160
Trustee Common Shares	3,000	0	28	0	0	28	0	28
Costs Associated with Public Offering	0	0	(28,512)	0	0	(28,512)	0	(28,512)
Redemption of Common Shares	(1,790,615)	(18)	(16,209)	0	0	(16,227)	0	(16,227)
Adjustment to Record Non-Controlling Interest at Redemption Value	0	0	(84)	0	0	(84)	84	0
Distributions	0	0	0	(52,432)	0	(52,432)	(74)	(52,506)

Balance at June 30, 2011	190,065,400	$1,901	$1,673,668	$(278,620)	$(7,036)	$1,389,913	$2,464	$1,392,377

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non-Controlling Interest Operating Partnership Units	Total Shareholders’ Equity and Non- Controlling Interest
	Shares	Amount
Balance at December 31, 2009	106,465,683	$1,065	$933,088	$(121,832)	$(12,322)	$799,999	$2,464	$802,463
Net Loss	0	0	0	(4,076)	0	(4,076)	(7)	(4,083)
Foreign Currency Translation Loss	0	0	0	0	(2,992)	(2,992)	(6)	(2,998)
Swap Fair Value Adjustment	0	0	0	0	(1,221)	(1,221)	(3)	(1,224)

Total Comprehensive Loss	0	0	0	(4,076)	(4,213)	(8,289)	(16)	(8,305)

Net Contributions From Public Offering of Common Shares, $0.01 Par Value	31,570,748	316	308,730	0	0	309,046	0	309,046
Trustee Common Shares	24,000	0	240	0	0	240	0	240
Costs Associated with Public Offering	0	0	(26,462)	0	0	(26,462)	0	(26,462)
Redemption of Common Shares	(845,177)	(8)	(7,664)	0	0	(7,672)	0	(7,672)
Adjustment to Record Non-Controlling Interest at Redemption Value	0	0	(90)	0	0	(90)	90	0
Distributions	0	0	0	(36,107)	0	(36,107)	(74)	(36,181)

Balance at June 30, 2010	137,215,254	$1,373	$1,207,842	$(162,015)	$(16,535)	$1,030,665	$2,464	$1,033,129

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

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

The registration statement relating to our follow-on public offering was declared effective by the SEC on January 30, 2009. CNL Securities Corp. is the dealer manager of this offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through June 30, 2011, the Company received gross offering proceeds of approximately $1,282,382,506 from the sale of 128,587,241 shares. Our Board of Trustees has confirmed that our follow-on offering will close on January 30, 2012. We expect to offer common shares through our dividend investment plan beyond January 30, 2012.

The Company operates in an umbrella partnership REIT structure in which its majority-owned subsidiary, CBRE OP, owns, directly or indirectly, substantially all of the properties acquired on behalf of the Company. The Company, as the sole general partner of CBRE OP, owns approximately 99.87% of the common partnership units therein. REIT Holdings, an affiliate of the Investment Advisor, holds the remaining interest through 246,361 limited partnership units representing approximately a 0.13% ownership interest in the total limited partnership units. In exchange for services provided to the Company relating to its formation and future services, REIT Holdings also owns a Class B limited partnership interest (“Class B interest”). The Investment Advisor is affiliated with the Company in that the two entities have common officers and trustees, some of whom also own equity interests in the Investment Advisor and the Company. All business activities of the Company are managed by the Investment Advisor.

Unless the context otherwise requires or indicates, references to “CBRE REIT,” “we,” “the Company” “our,” and “us” refer to the activities of and the assets and liabilities of the business and operations of CB Richard Ellis Realty Trust and its subsidiaries.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

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

In the opinion of management, all adjustments of a normal recurring nature considered necessary in all material respects to present fairly our financial position, results of our operations and cash flows as of and for the three and six months ended June 30, 2011 have been made. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results of operations to be expected for the entire year.

Principles of Consolidation

Because we are the sole general partner and majority owner of CBRE OP and have majority control over their management and major operating decisions, the accounts of CBRE OP are consolidated in our financial statements. The interests of REIT Holdings are reflected in non-controlling interest in the accompanying consolidated financial statements. All significant inter-company accounts and transactions are eliminated in consolidation. CB Richard Ellis Investors, LLC (“CBRE Investors”), an affiliate of the Investment Advisor, also owns an interest in us through its ownership of 243,229 common shares of beneficial interest at June 30, 2011 and December 31, 2010.

Investment in Unconsolidated Entities

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

Our determination of the appropriate accounting method with respect to our investment in CB Richard Ellis Strategic Partners Asia II-A, L.P. (“CBRE Strategic Partners Asia”), which is not considered a Variable Interest Entity (“VIE”), is partially based on CBRE Strategic Partners Asia’s sufficiency of equity investment at risk which was triggered by a substantial paydown during 2009 of its subscription line of credit backed by investor capital commitments to fund its operations. The subscription line of credit was paid in full on March 28, 2011. We account for this investment under the equity method of accounting.

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

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

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

Cash Equivalents

We consider short-term investments with maturities of three months or less when purchased to be cash equivalents. As of June 30, 2011 and December 31, 2010, cash equivalents consisted primarily of investments in money market funds.

Restricted Cash

Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of June 30, 2011 and December 31, 2010, our restricted cash balance was $4,643,000 and $2,058,000, respectively, which represents amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by our agreements with our lenders.

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

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

¡	the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

¡	given the actions required to complete the plan to sell the asset, it is unlikely that significant changes to the plan would be made or that the plan would be withdrawn.

As of June 30, 2011 and December 31, 2010, we had two properties (Rickenbacker II and Rickenbacker III) held for sale.

Accounting for Derivative Financial Instruments and Hedging Activities

All of our derivative instruments are carried at fair value on the balance sheet. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. We periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within shareholders’ equity. Calculation of the fair value of derivative instruments also requires management to use estimates. Amounts will be reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. The changes in fair value hedges are accounted for by recording the fair value of the derivative instruments on the balance sheet as either assets or liabilities, with the corresponding amount recorded in current period earnings. We have certain interest rate swap derivatives that are designated as qualifying cash flow hedges and follow the accounting treatment discussed above. We also have certain interest rate swap derivatives that do not qualify for hedge accounting, and accordingly, changes in fair values are recognized in current earnings.

We disclose the fair values of derivative instruments and their gains and losses in a tabular format. We also provide more information about our liquidity by disclosing derivative features that are credit risk-related. Finally, we cross-reference within these footnotes to enable financial statement users to locate important information about derivative instruments. See Note 15 “Derivative Instruments” and Note 17 “Fair Value of Financial Instruments and Investments” for a further discussion of our derivative financial instruments.

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

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred. As of June 30, 2011 and December 31, 2010, we owned, on a consolidated basis and exclusive of the two properties held for sale, 73 and 71 real estate investments, respectively.

On April 11, 2011, we acquired two office buildings, 70 Hudson Street (“70 Hudson”) and 90 Hudson Street (“90 Hudson”), located in Jersey City, NJ. The purchase price was $310,000,000.

On June 2, 2011, we acquired Millers Ferry Road, a single tenant warehouse/distribution building located in Wilmer, TX, a suburb of Dallas. The purchase price was approximately $40,784,000.

On April 5, 2011, we sold Orchard Business Park I, a vacant warehouse/distribution building, located in Spartanburg, SC. The sales price was $1,275,000.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The estimated fair value of the asset group indentified for step two testing is based on either the income approach with market discount rate, terminal capitalization rate and rental rate assumptions being most critical, or on the sales comparison approach to similar properties. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. In spite of intensive leasing efforts and preliminary interest exhibited by a variety of tenants, the Kings Mountain III property remained vacant through December 31, 2010; however, we entered into a long term lease with a food services company during February 2011. The tenant occupied the entire 542,000 square foot building during the second quarter of 2011.

No impairment of long-lived assets was recognized during the six months ended June 30, 2011 and 2010.

Other Assets

Other assets include the following as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Purchase deposits	$2,000	$20,005
Loan commitment fee	0	740
Prepaid insurance	835	308
Other	1,036	1,057

Total	$3,871	$22,110

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

Non-Controlling Interest

We owned a 99.87%, 99.85% and 99.82% partnership interest in CBRE OP as of June 30, 2011, December 31, 2010 and June 30, 2010, respectively. The remaining 0.13%, 0.15% and 0.18% partnership interest as of June 30, 2011, December 31, 2010 and June 30, 2010, respectively, was owned by REIT Holdings in the form of 246,361 non-controlling operating partnership units which were exchangeable on a one for one basis for common shares of CBRE REIT, with an estimated aggregate redemption value of $2,464,000.

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

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

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

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable period ended December 31, 2004. To qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) as defined in the Internal Revenue Code,

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

to our shareholders and satisfy certain other organizational and operating requirements. We generally will not be subject to U.S. federal income taxes if we distribute 100% of our net taxable income each year to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to U.S. federal income taxes and excise taxes on our undistributed taxable income. Except as discussed below, we believe that we have met all of the REIT distribution and technical requirements for the six months ended June 30, 2011 and the year ended December 31, 2010. We intend to continue to adhere to these requirements and maintain our REIT qualification.

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

We submitted a request to the IRS for a closing agreement under which the IRS would grant us relief with respect to payments we made to shareholders under our DRIP and in respect of certain custodial fees we paid on behalf of some of our IRA shareholders, in each case, which payments could be treated as preferential dividends under the rules applicable to REITs (collectively, the “Tax Matters”). On July 8, 2011, we and the Investment Advisor entered into a closing agreement with the IRS, pursuant to which (i) the IRS agreed not to challenge our dividends as preferential as a result of the Tax Matters and (ii) the Investment Advisor paid a compliance fee of approximately $135,000 to the IRS. We will not reimburse the Investment Advisor for its payment of the compliance fee. As a result of our entering into the closing agreement with the IRS, we believe that we have fully resolved the Tax Matters.

Revenue Recognition and Valuation of Receivables

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $18,033,000 and $6,515,000 as security for such leases at June 30, 2011 and December 31, 2010.

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

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $733,000 and $83,000 as of June 30, 2011 and December 31, 2010, respectively.

Offering Costs

Offering costs totaling $28,512,000 and $26,462,000 were incurred during the six months ended June 30, 2011 and 2010, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Offering costs incurred through June 30, 2011 totaled $175,850,000. Of the total amount, $159,240,000 was incurred to CNL Securities Corp., as

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

Dealer Manager; $3,969,000 was incurred to CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor; $760,000 was incurred to the Investment Advisor for reimbursable marketing costs and $11,881,000 was incurred to other service providers. Each party will be paid the amount incurred from proceeds of the public offering. As of June 30, 2011 and December 31, 2010, the accrued offering costs payable to related parties included in our consolidated balance sheets were $1,738,000 and $917,000, respectively. Offering costs payable to unrelated parties of $179,000 and $115,000 at June 30, 2011 and December 31, 2010, respectively, were included in accounts payable and accrued expenses.

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

Translation of Non-U.S. Currency Amounts

The financial statements and transactions of our United Kingdom and European real estate operations are recorded in their functional currency, namely the Great Britain Pound (“GBP”) and the Euro (“EUR”) and are then translated into U.S. dollars (“USD”).

Assets and liabilities of this operation are denominated in the functional currency and are then translated at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the reporting period. Translation adjustments are reported in “Accumulated Other Comprehensive Loss,” a component of Shareholders’ Equity.

The carrying value of our United Kingdom assets and liabilities fluctuate due to changes in the exchange rate between the USD and the GBP. The exchange rate of the USD to the GBP was $1.6075 and $1.5570 at June 30, 2011 and December 31, 2010, respectively. The profit and loss weighted average exchange rate of the USD to the GBP was approximately $1.6403 and $1.4991 and $1.6168 and $1.5380, respectively, for the three and six months ended June 30, 2011 and 2010, respectively.

The carrying value of our European assets and liabilities fluctuate due to changes in the exchange rate between the USD and the EUR. The exchange rate of the USD to the EUR was $1.4522 and $1.3338 at June 30, 2011 and December 31, 2010. We acquired our first property in Europe on June 10, 2010. The profit and loss weighted average exchange rate of the USD to the EUR was approximately $1.4469 and $1.2301 and $1.4022 and $1.2301, respectively, for the three and six months ended June 30, 2011 and 2010, respectively.

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

Earnings Per Share Attributable to CB Richard Ellis Realty Trust Shareholders

Basic net income (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding during each period. The computation of diluted net income (loss) further assumes the dilutive effect of stock options, stock warrants and contingently issuable shares, if any. We have recorded a net loss for the three and six months ended June 30, 2011 and 2010, respectively , the effect of stock options, stock warrants and contingently issuable shares, if any, would be anti–dilutive for the three and six months ended June 30, 2011, and accordingly, if there were any of these instruments outstanding, they would be

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

excluded from the earnings per share computation. In addition, no stock options, stock warrants or contingently issuable shares had ever been issued prior to the three and six months ended June 30, 2010. As a result, there is no difference in basic and diluted shares in either period presented.

Fair Value of Financial Instruments and Investments

We elected to apply the fair value option for one of our eligible mortgage notes payable that was issued debt during the year ended December 31, 2008. The measurement of the elected mortgage note payable at its fair value and its impact on the statement of operations is described in Note 16 “Fair Value Option-Note Payable” and Note 17 “Fair Value of Financial Instruments and Investments.”

We generally determine or calculate the fair value of financial instruments using appropriate present value or other valuation techniques, such as discounted cash flow analyses, incorporating available market discount rate information for similar types of instruments and our estimates for non-performance and liquidity risk. These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow. The Investment Manager of CBRE Strategic Partners Asia applies valuation techniques for our investment carried at fair value based upon the application of the income approach, the direct market comparison approach, the replacement cost approach or third party appraisals to the underlying assets held in the unconsolidated entity in determining the net asset value attributable to our ownership interest therein. The financial assets and liabilities recorded at fair value in our consolidated financial statements are the six interest rate swaps, our investment in CBRE Strategic Partners Asia (a real estate entity which qualifies as an investment company under the Investment Company Act) and one mortgage note payable that is economically hedged by one of the interest rate swaps.

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

Accounting Pronouncement Affecting Operating Property Acquisitions

Effective January 1, 2009, we adopted the provisions of FASB ASC 805 which requires an acquiring entity to recognize acquired assets and assumed liabilities in a transaction at fair value as of the acquisition date and changes the accounting treatment for certain items, including acquisition costs, which is required to be expensed as incurred. The provision of “Business Combinations” is required to be applied on a prospective basis. The adoption of the provisions of the new accounting standard FASB ASC 805 had an effect on our consolidated financial statements, results of operations and cash flows for the three and six months ended June 30, 2011 and 2010. We expensed $6,852,000 and $4,841,000, $11,493,000 and $5,219,000 of acquisition costs during the three and six months ended June 30, 2011 and 2010, respectively.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

Subsequent Events

In preparing our accompanying financial statements, management has evaluated subsequent events. We believe that the disclosures contained herein are adequate to prevent the information presented from being misleading.

Adoption of Accounting Standards

Consolidations

In December 2009, FASB issued Accounting Standards Update (“ASU”) 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” which incorporates Statement of Financial Accounting Standards (SFAS) No. 167, “Amendments to FASB Interpretation No. 46(R),” issued by the FASB in June 2009. The amendments in ASU 2009–17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact such entity’s economic performance and (i) the obligation to absorb losses of such entity or (ii) the right to receive benefits from such entity. ASU 2009-17 also requires additional disclosures about a reporting entity’s involvement in VIEs, which enhances the information provided to users of financial statements. We adopted ASU 2009-17 effective January 1, 2010. As a result of the fact that we have no variable interests in VIEs, the adoption of ASU 2009-17 did not have a material impact on our consolidated financial statements.

Fair Value Measurements and Disclosures

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures.” ASU 2010-06 clarifies disclosure requirements relating to the level of disaggregation of disclosures relating to classes of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value estimates for Level 2 or Level 3 assets and liabilities. These requirements of ASU 2010-06 were effective for interim and annual disclosures for interim and annual reporting periods beginning after December 15, 2009. The adoption of these requirements of the ASU did not have a material impact on our consolidated financial statements.

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

On December 21, 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, to address differences in the ways entities have interpreted the requirements of ASC 805, Business Combinations, or ASC 805, for disclosures about pro forma revenue and earnings in a business combination. The ASU states that “if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.” In addition, the ASU “expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.” The amendments in this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued, ASU 2011-04 to the Fair Value Measurements topic of the Accounting Standards Codification (“ASC”). The ASU eliminates unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards, expands the disclosure requirements of the Fair Value Measurements and Disclosure topic of the ASC for fair value measurements and makes other amendments, including:

¡	limiting the highest-and-best-use and valuation-premise concepts only to measuring the fair value of nonfinancial assets;

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

¡

permitting an exception to fair value measurement principles for financial assets and financial liabilities (and derivatives) with offsetting positions in market risk or counterparty credit risk when several criteria are met. When the criteria are met, an entity can measure the fair value of the net risk position;

¡

clarifying that premiums or discounts that reflect size as a characteristic of the reporting entity’s holding rather than as a characteristic of the asset or liability (for example, a control premium when measuring the fair value of a controlling interest) are not permitted in a fair value measurement; and

¡	prescribing a model for measuring the fair value of an instrument classified in shareholders’ equity; this model is consistent with the guidance on measuring the fair value of liabilities.

ASU 2011-04 expands the Fair Value Measurements topic’s disclosure requirements, particularly for fair value measurements categorized in Level 3 of the fair value hierarchy: (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation processes in place (e.g., how the entity decides its valuation policies and procedures, as well as changes in its analyses of fair value measurements, from period to period), and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs.

ASU 2011-04 is applicable to our company for interim and annual periods beginning after December 15, 2011. The adoption of this ASU is not expected to have a material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (included in ASC 220, Comprehensive Income), or ASU 2011-05, which amends existing guidance to allow only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income, or (2) in two separate but consecutive financial statements consisting of an income statement followed by a statement of other comprehensive income. ASU 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We do not anticipate that the adoption of ASU 2011-05 will have a material impact on our consolidated financial statements.

Other Accounting Standards Updates not effective until after June 30, 2011 are not expected to have a material impact on our consolidated financial statements.

3. Acquisition and Disposition of Real Estate

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

The following table summarizes the purchase price allocation to the assets and liabilities acquired or finalized during the six months ended June 30, 2011 (in thousands):

Property	Land	Site Improvements	Building Improve- ments	Tenant Improve- ments	Acquired In- Place Lease Value	Above Market Lease Value	Below Market Lease Value	Premium on Notes	Purchase Price	Notes Payable Assumed	Net Assets Acquired
4701 Gold Spike Drive(1)	$3,500	$384	$14,057	$95	$1,948	$316	$0	$0	$20,300	$0	$20,300
1985 International Way(1)	2,200	395	10,544	33	1,429	199	0	0	14,800	0	14,800
Summit Distribution Center(1)	2,300	548	9,122	67	1,219	157	(13)	0	13,400	0	13,400
3660 Deerpark Blvd(1)	2,400	439	10,036	67	1,439	919	0	0	15,300	0	15,300
Tolleson Commerce Park II(1)	2,200	567	4,753	62	1,072	546	0	0	9,200	0	9,200
Pacific Corporate Park(1)	21,128	47,023	46,993	14,810	18,908	851	(5,213)	0	144,500	0	144,500
100 Kimball Drive(1)	8,800	1,270	39,401	2,946	7,526	307	0	0	60,250	0	60,250
70 Hudson(2)	55,300	8,885	56,195	3,470	19,903	14,503	0	(3,256)	155,000	(120,857)	34,143
90 Hudson(2)	56,400	9,969	76,909	3,198	18,293	28	(7,112)	(2,685)	155,000	(117,562)	37,438
Millers Ferry Road(3)	6,055	4,848	23,013	736	7,729	0	(1,597)	0	40,784	0	40,784

	$160,283	$74,328	$291,023	$25,484	$79,466	$17,826	$(13,935)	$(5,941)	$628,534	$(238,419)	$390,115

(1)	2010 acquisitions – purchase price allocation finalized during the three months ended March 31, 2011.

(2)	2011 acquisitions – purchase price allocation final.

(3)	2011 acquisition – purchase price allocation preliminary. Final valuations of assets acquired are not yet complete.

Building Improvements are depreciated over 39 years; Site Improvements are depreciated over 15 and 25 years; Tenant Improvements, Acquired In-Place Lease Value, Above Market Lease Value and Below Market Lease Value are amortized over the remaining lease terms at the time of acquisition.

Unaudited pro forma results, assuming the above noted acquisitions had occurred as of January 1, 2011 and January 1, 2010, for the purpose of the 2011 and 2010 pro forma disclosures, respectively, are presented below (in thousands, except share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$37,874	$29,389	$75,676	$66,076
Operating Loss	(10,062)	(16,182)	(20,116)	(14,370)
Net Loss	(9,480)	(14,540)	(12,932)	(11,618)
Basic and Diluted Loss Per Share	$(0.05)	$(0.11)	$(0.07)	$(0.10)
Weighted Average Shares Outstanding for Basic and Diluted Loss	180,834,359	128,444,105	174,813,725	120,399,165

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

Real estate and other assets held for sale and related liabilities as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Assets
Real estate held for sale	$22,000	$22,000
Other assets	85	56

Total real estate and other assets held for sale	22,085	22,056
Liabilities
Accounts payable and accrued expenses	255	441

Total liabilities related to real estate and other assets held for sale	255	441

Net real estate and other assets held for sale	$21,830	$21,615

In accordance with ASC 205-20 Presentation of Financial Statement-Discontinued Operation, the income and the net gain on dispositions of operating properties are reflected in the consolidated statements of operations as discontinued operations for all periods presented.

Revenues and expenses from discontinued operations for the three and six months ended June 30, 2011 represent the activities of the held for sale portfolio of warehouse distribution buildings acquired during the year ended December 31, 2010 for $22,000,000. We entered into a purchase and sales agreement on June 22, 2011 (as amended on July 28, 2011) to sell Rickenbacker II and Rickenbacker III for $22,639,000. The sale is expected to close during the third quarter of 2011. There were no discontinued operations during the three and six months ended June 30, 2010 (in thousands).

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Revenues:
Rental	$342	$$684
Tenant Reimbursement	59	147

Total Revenues.	401	831

Expenses:
Operating and Maintenance	99	244
Property Taxes	36	73
General and Administrative	7	23
Investment Management Fee to Related Party	38	77

Total Expenses	180	417

Provision for Income Taxes in Discontinued Operations	1	19

Total Income from Discontinued Operations	$220	$395

5. Investments in Unconsolidated Entities

Investments in unconsolidated entities at June 30, 2011 and December 31, 2010 consist of the following (in thousands):

	June 30, 2011	December 31, 2010
CBRE Strategic Partners Asia	$9,536	$9,471
Duke Joint Venture	354,813	306,264
Afton Ridge Joint Venture	18,709	19,167
UK JV	28,346	27,822
European JV	51,010	47,338

	$462,414	$410,062

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

The following is a summary of the investments in unconsolidated entities for the six months ended June 30, 2011 and the year ended December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Investment Balance, January 1	$410,062	$214,097
Contributions	55,373	278,079
Company Basis Adjustments	0	(617)
Other Comprehensive Income of Unconsolidated Entities	5,272	4,271
Company’s Equity in Net Income (including adjustments for basis differences)	3,551	8,838
Distributions	(11,844)	(94,606)

Investment Balance, End of Period	$462,414	$410,062

CBRE Strategic Partners Asia

We have agreed to a capital commitment of $20,000,000 in CBRE Strategic Partners Asia, which extends for 48 months (to January 31, 2012) after the close of the final capital commitment. As of June 30, 2011, we have contributed $15,497,000 of our capital commitment which was funded using net proceeds from our public offerings. CBRE Investors, our sponsor, formed CBRE Strategic Partners Asia to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in Asia, including China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. The initial closing date of CBRE Strategic Partners Asia was in July 2007, with additional commitments being accepted through January 2008. CBRE Strategic Partners Asia closed on January 31, 2008, with aggregate capital commitments of $394,203,000. CBRE Strategic Partners Asia has an eight year term, which may be extended for up to two one-year periods with the approval of two-thirds of the limited partners.

As of June 30, 2011, CBRE Strategic Partners Asia, with its parallel fund, CB Richard Ellis Strategic Asia II, L.P., had aggregate investor commitments of $394,203,000 from institutional investors including CBRE Investors. We own an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. As of June 30, 2011, CBRE Strategic Partners Asia had acquired ownership interests in ten properties, five in China and five in Japan. Two of the five ownership interests in China were sold in 2010. Our capital commitment was pledged as collateral for borrowings of CBRE Strategic Partners Asia of which our pro-rata portion of such borrowing was approximately $218,000 based on our 5.07% ownership interest at December 31, 2010. All outstanding borrowings were repaid to the lender in March 2011.

On March 4, 2010, we received a distribution of net sales proceeds from CBRE Strategic Partners Asia totaling $2,435,000 from the February 23, 2010 sale of a residential property located in Beijing, China. Approximately $2,000,000 of the cash distributions in connection with the Beijing residential property sale is subject to recall and reinvestment into appropriate investments until the expiration of the CBRE Strategic Partners Asia commitment period on January 31, 2012.

On May 26, 2010, we received a distribution of net sales proceeds from CBRE Strategic Partners Asia totaling $3,146,000 from the sale of a joint venture interest in a mixed use project located in Tianjin, China. The cash distribution from this transaction is not subject to recall.

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

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

company guide is retained in the recognition of equity method earnings in the statement of operations of the Company. See Note 17 “Fair Value of Financial Instruments and Investments” for further discussion of the application of the fair value accounting to our investment in CBRE Strategic Partners Asia.

Consolidated Balance Sheets of CBRE Strategic Partners Asia as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Assets
Real Estate	$234,364	$237,645
Other Assets	11,859	16,354

Total Assets	$246,223	$253,999

Liabilities and Equity
Notes Payable	$42,805	$43,019
Loan Payable	0	4,307
Other Liabilities	12,770	17,630

Total Liabilities	55,575	64,956

Company’s Equity	9,536	9,471
Other Investors’ Equity	181,112	179,572

Total Liabilities and Equity	$246,223	$253,999

Consolidated Statements of Operations of CBRE Strategic Partners Asia for the three and six months ended June 30, 2011 and 2010, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total Revenues and Appreciation (Depreciation)	$(4,324)	$6,611	$(3,556)	$5,997
Total Expenses	1,816	5,865	3,839	8,531

Net (Loss) Income	(6,140)	746	(7,395)	(2,534)

Company’s Equity in Net (Loss) Income	$(321)	$28	$(393)	$(148)

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

On August 24, 2010, the Duke joint venture closed on the acquisition of additional land and entered into a construction agreement, and lease amendments (collectively, the “Expansion Agreements”) to expand the AllPoints at Anson Bldg. 1 property, a warehouse/distribution center located in Whitestown, IN, a suburb of Indianapolis. The existing property is 100% leased to a subsidiary of Amazon.com through July 2018. Pursuant to the Expansion Agreements, AllPoints at Anson Bldg. 1 (i) was expanded from the current 630,573 square feet to approximately 1,036,573 square feet and (ii) is 100% leased to a subsidiary of Amazon.com, which lease was extended through April 2021. The total cost of the expansion was approximately $17,693,000 to the Duke joint venture. As of June 30, 2011, the Duke joint venture had paid land acquisition and construction costs totaling approximately $15,024,000. We expect to make cash contributions of approximately $14,154,000 to the Duke joint venture over the construction period in connection with the Expansion Agreements. We paid a construction supervision fee of $212,000 to our Investment Advisor in connection with the Expansion Agreements.

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

On December 21, 2010, the Duke joint venture acquired fee interests in the first tranche of (the “Office Portfolio”) by acquiring seven properties for $173,850,000, exclusive of closing costs and acquisition fees which were both expensed as incurred. We made a cash contribution of approximately $139,080,000 to the Duke joint venture in connection with the closing of the first tranche.

On March 24, 2011, in connection with the acquisition of 13 properties (the second and third tranches of the Office Portfolio) for $342,800,000 of which our share was $274,240,000 exclusive of closing costs and acquisition fees which were both expensed as incurred, the Duke joint venture entered into a $275,000,000 unsecured term loan (the “Term Loan”), with Wells Fargo Bank, National Association. While the Term Loan is non-recourse to us, the pro rata share of the Term Loan obligation attributable to us is $220,000,000 in accordance with our ownership interest in the Duke joint venture. The Term Loan has a six-month term and two six-month extension options. The Term Loan has an interest rate of LIBOR plus 2.50% and is fully pre-payable at any time, subject to any customary costs. An origination fee of $1,650,000 was paid to Wells Fargo Bank, National Association at the closing of the term loan. The Term Loan Agreement contains customary representations and warrants and covenants. During the term of the loan, the Duke joint venture has agreed to comply with certain financial covenants related to its leverage ratio, net asset value, unencumbered leverage ratio and the inability to enter into certain types of investments.

On April 28, 2011, the Duke joint venture entered into a lease amendments to expand the Buckeye Logistics Center property, a warehouse/distribution center located in Phoenix, AZ. On May 2, 2011, the Duke joint venture closed on the acquisition of additional land and entered into a construction agreement (along with the lease amendments collectively, the “Buckeye Expansion Agreements”). The existing property is 100% leased to a subsidiary of Amazon.com through June 2018. Pursuant to the Buckeye Expansion Agreements, Buckeye Logistics Center (i) will be expanded from the current 604,678 square feet to approximately 1,009,351 square feet and (ii) will remain 100% leased to a subsidiary of Amazon.com, which lease will be extended through September 2021. The total cost of the expansion is anticipated to be approximately $21,160,000 to the Duke joint venture. As of June 30, 2011, the Duke joint venture had paid land acquisition and construction costs totaling approximately $7,532,000. We expect to make cash contributions of approximately $16,918,000 to the Duke joint venture over the construction period in connection with the Buckeye Expansion Agreements.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

The following table provides further detailed information concerning the properties held in the Duke joint venture at June 30, 2011:

Property and Market	Property Type	Net Rentable Square Feet	Primary Tenants	Lease Expiration	Approximate Purchase Price(1)	Pro Rata Share of Approximate Purchase Price(2)	Approximate Debt Financing	Acquisition Fee(3)
Buckeye Logistics Center/ Phoenix, AZ	Warehouse/ Distribution	604,678	Amazon.com(5)(8)	06/2018	$43,601,000	$34,880,800	$20,000,000	$349,000

201 Sunridge Blvd./Dallas, TX	Warehouse/ Distribution	822,550	Unilever(4)	09/2018	31,626,000	25,300,800	19,400,000	253,000

12200 President’s Court/ Jacksonville, FL	Warehouse/ Distribution	772,210	Unilever(4)	09/2018	36,956,000	29,564,800	21,600,000	296,000

AllPoints at Anson Bldg. 1/ Indianapolis, IN	Warehouse/ Distribution	1,036,573	Amazon.com(5)	07/2018	51,094,000	40,875,200	17,000,000	267,000

Aspen Corporate Center 500/ Nashville, TN	Office	180,147	Verizon Wireless(6)	10/2018	36,989,000	29,591,200	21,200,000	297,000

125 Enterprise Parkway/ Columbus, OH	Warehouse/ Distribution	1,142,400	Kellogg’s	03/2019	47,905,000	38,324,000	26,800,000	383,000

AllPoints Midwest Bldg. 1/ Indianapolis, IN	Warehouse/ Distribution	1,200,420	Prime Distribution	05/2019	51,800,000	41,440,000	24,000,000	414,000

22535 Colonial Pkwy./Houston, TX	Office	89,750	Det Norske Veritas	06/2019	14,700,000	11,760,000	8,500,000	176,000

Celebration Office Center III/ Orlando, FL	Office	100,924	Disney Vacation Development	04/2016	17,050,000	13,640,000	9,500,000	205,000

Fairfield Distribution Ctr. IX/ Tampa, FL	Warehouse/ Distribution	136,212	Iron Mountain	08/2025	9,300,000	7,440,000	0	112,000

Northpoint III/ Orlando, FL	Office	108,499	Florida Power Corporation	10/2021	18,240,000	14,592,000	11,000,000	219,000

Goodyear Crossing Ind. Park II/ Phoenix, AZ	Warehouse/ Distribution	820,384	Amazon.com(5)	09/2019	45,645,000	36,516,000	21,000,000	548,000

3900 N. Paramount Pkwy./ Raleigh, NC	Office	100,987	PPD Development	11/2023	13,969,000	11,175,200	8,250,000	168,000

3900 S. Paramount Pkwy./ Raleigh, NC	Office	119,170	PPD Development/ LSSI	11/2023	16,319,000	13,055,200	8,250,000	196,000

1400 Perimeter Park Drive/ Raleigh, NC	Office	44,916	PPD Development	11/2023	4,962,000	3,969,600	2,500,000	60,000

Miramar I/ Miami, FL(7)	Office	94,060	DeVry	11/2017	17,056,000	13,644,800	9,800,000	0

Miramar II/ Miami, FL(7)	Office	128,540	Royal Caribbean	05/2016	26,124,000	20,899,200	13,200,000	0

McAuley Place/ Cincinnati, OH	Office	190,733	Mercy Health(9)(10) Partners of South West Ohio	08/2023	35,000,000	28,000,000	0	420,000

Easton III/ Columbus, OH	Office	135,485	Lane Bryant(9)(11)	01/2019	18,000,000	14,400,000	0	216,000

Point West I/ Dallas, TX	Office	182,700	American Home(9)(12) Mortgage Services, Inc.	12/2016	29,500,000	23,600,000	0	354,000

Sam Houston Crossing I/ Houston, TX	Office	159,175	AMEC Paragon, Inc.(9)(13)	05/2018	25,500,000	20,400,000	0	306,000

Regency Creek I / Raleigh, NC	Office	122,087	ABB, Inc.(9)(14)	08/2017	22,500,000	18,000,000	0	270,000

533 Maryville Centre/ St. Louis, MO	Office	125,296	Eveready Battery Company, Inc.(9)(15)	04/2021	23,878,000	19,102,400	0	287,000

555 Maryville Centre/ St. Louis, MO	Office	127,082	Eveready Battery Company, Inc.(9)(15)	04/2021	19,472,000	15,577,600	0	234,000

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

Property and Market	Property Type	Net Rentable Square Feet	Primary Tenants	Lease Expiration	Approximate Purchase Price(1)	Pro Rata Share of Approximate Purchase Price(2)	Approximate Debt Financing	Acquisition Fee(3)
Norman Pointe I/ Minneapolis, MN	Office	212,722	NCS Pearson, Inc(9)(16)	02/2017	42,600,000	34,080,000	0	511,200
Norman Pointe II/ Minneapolis MN	Office	324,296	General Services Administration(9)(17)	02/2016	46,900,000	37,520,000	0	562,800

			Hartford Fire Insurance Co(9)(18)	06/2013

The Landings I/ Cincinnati, OH	Office	175,695	Citicorp North America(9)(19)	01/2022	29,659,500	23,727,600	0	355,914

The Landings II/ Cincinnati, OH	Office	175,076	—	—	26,160,500	20,928,400		313,926

One Easton Oval/ Columbus, OH	Office	125,031	—	—	11,911,000	9,528,800	0	142,932

Two Easton Oval/ Columbus, OH	Office	128,674	—	—	12,744,000	10,195,200	0	152,928

Weston Pointe I/ Ft. Lauderdale, FL	Office	97,579	—	—	19,384,250	15,507,400	0	232,611

Weston Pointe II/ Ft. Lauderdale, FL	Office	97,180	—	—	23,375,950	18,700,760	0	280,511

Weston Pointe III/ Ft, Lauderdale, FL	Office	97,178	American Intercontinental University(9)(20)	09/2015	23,583,550	18,866,840	0	283,002

Weston Pointe IV/ Ft. Lauderdale, FL	Office	96,175	General Services Administration(9)(17)	04/2019	28,256,250	22,605,000	0	339,075

One Conway Park Chicago, IL	Office	105,000	—	—	15,400,000	12,320,000	0	184,800

West Lake at Conway/ Chicago, IL	Office	99,538	—	—	17,575,000	14,060,000	0	210,900

Atrium I/ Columbus, OH	Office	315,102	Nationwide Mutual Insurance Co(9)(21)(22)	05/2018	45,250,000	36,200,000		543,000
				05/2019			0

					$999,986,000	$799,988,800	$242,000,000	$10,143,599

(1)	Approximate total purchase and building expansion price, exclusive of closing costs, paid by the Duke joint venture for each of these properties.

(2)	Pro rata share of approximate purchase price is at our pro rata share of effective ownership for each of these properties, which was funded using net proceeds of our public offerings.

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

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

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

As of June 30, 2011, the Duke joint venture has purchased approximately $999,986,000 of assets inclusive of the AllPoints at Anson Bldg. expansion, since inception, exclusive of acquisition fees and closing costs, and holds interests in 37 properties, 10 located in Florida, eight located in Ohio, four each located in North Carolina and Texas, two each located in Arizona, Illinois, Indiana, Minnesota and Missouri and one in Tennessee.

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

Consolidated Balance Sheet of the Duke joint venture as of June 30, 2011 (in thousands):

	June 30, 2011	REIT Basis Adjustments(1)	Total
Assets
Real Estate Net	$808,693	$2,113	$810,806
Other Assets	174,288	0	174,288

Total Assets	$982,981	$2,113	$985,094

Liabilities and Equity
Notes Payable	$241,233	0	$241,233
Other Liabilities	300,873	0	300,873

Total Liabilities	542,106	0	542,106

Company’s Equity	352,700	2,113	354,813
Other Investor’s Equity	88,175	0	88,175

Total Liabilities and Equity	$982,981	$2,113	$985,094

(1)

REIT Basis Adjustments include those costs incurred by the Company outside of the Duke joint venture that are directly capitalizable to its investment in real estate assets acquired within the Duke joint venture including acquisition costs paid to our Investment Advisor prior to January 1, 2009. Thereafter such acquisition fees were expensed as incurred.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

Consolidated Balance Sheet of the Duke joint venture as of December 31, 2010 (in thousands):

	December 31, 2010	REIT Basis Adjustments(1)	Total
Assets
Real Estate Net	$535,992	$2,171	$538,163
Other Assets	96,820	0	96,820

Total Assets	$632,812	$2,171	$634,983

Liabilities and Equity
Notes Payable	$242,000	0	$242,000
Other Liabilities	10,696	0	10,696

Total Liabilities	252,696	0	252,696

Company’s Equity	304,093	2,171	306,264
Other Investor’s Equity	76,023	0	76,023

Total Liabilities and Equity	$632,812	$2,171	$634,983

(1)

REIT Basis Adjustments include those costs incurred by the Company outside of the Duke joint venture that are directly capitalizable to its investment in real estate assets acquired within the Duke joint venture including acquisition costs paid to our Investment Advisor prior to January 1, 2009. Thereafter such acquisition fees were expensed as incurred.

Consolidated Statement of Operations of the Duke joint venture for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total Revenues	$30,360	$12,467	$49,945	$22,427
Operating Expenses	10,340	2,704	15,986	5,082
Interest	5,959	2,144	9,208	4,288
Depreciation and Amortization	14,216	4,932	21,837	9,018

Net Income	$(155)	$2,687	$2,914	$4,039

Company’s Share in Net (Loss) Income	$(125)	$2,149	$2,331	$2,993
Adjustments for Company Basis	(29)	(29)	(58)	(61)

Company’s Equity in Net (Loss) Income	$(154)	$2,120	$2,273	$2,932

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

The purchase agreement with the seller contained a two year master lease agreement whereby rental revenues were guaranteed by the seller on the 9% unoccupied space at the date of the acquisition up to a maximum of $1,102,000. In addition, leasing commissions and

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

tenant improvement allowances were to be reimbursed under the purchase agreement up to $934,000 over the same two year period for leasing activities incurred by Afton Ridge to lease this unoccupied space. During the quarter ended December 31, 2010, we reached agreement with CK Afton Ridge as to the final payout under the master lease agreement. As of December 31, 2010, $842,000 in rental revenue guarantee payments and $923,000 in leasing commission and tenant reimbursement payments, respectively, had been received by Afton Ridge and treated as purchase price adjustments in the period when the contingency was resolved on the Afton Ridge standalone financial statements. Our pro rata share of such purchase price adjustments have been treated as a reduction of our investment in Afton Ridge.

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

On October 15, 2008, Afton Ridge obtained a $25,500,000 loan from the Metropolitan Life Insurance Company, secured by the Afton Ridge Shopping Center. The loan is for a term of five years, plus a 12 month extension option, and bears interest at a fixed rate of 5.70%. Interest payments only are due monthly for the term of the loan with principal due at maturity.

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

Consolidated Balance Sheet of Afton Ridge as of June 30, 2011 (in thousands):

	June 30, 2011	REIT Basis Adjustments(1)	Total
Assets
Real Estate Net	$45,452	$594	$46,046
Other Assets	3,574	0	3,574

Total Assets	$49,026	$594	$49,620

Liabilities and Equity
Note Payable	$25,500	$0	$25,500
Other Liabilities	3,398	0	3,398

Total Liabilities	28,898	0	28,898

Company’s Equity	18,115	594	18,709
Other Investor’s Equity	2,013	0	2,013

Total Liabilities and Equity	$49,026	$594	$49,620

(1)

REIT Basis Adjustments include those costs incurred by our company outside of Afton Ridge that are directly capitalizable to its investment in real estate assets acquired within Afton Ridge including acquisition costs paid to our Investment Advisor prior to January 1, 2009. Thereafter such acquisitions fees were expensed as incurred.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

Consolidated Balance Sheet of Afton Ridge as of December 31, 2010 (in thousands):

	December 31, 2010	REIT Basis Adjustments(1)	Total
Assets
Real Estate Net	$45,943	$603	$46,546
Other Assets	3,458	0	3,458

Total Assets	$49,401	$603	$50,004

Liabilities and Equity
Note Payable	$25,500	$0	$25,500
Other Liabilities	3,274	0	3,274

Total Liabilities	28,774	0	28,774

Company’s Equity	18,564	603	19,167
Other Investor’s Equity	2,063	0	2,063

Total Liabilities and Equity	$49,401	$603	$50,004

(1)

REIT Basis Adjustments include those costs incurred by our company outside of Afton Ridge that are directly capitalizable to its investment in real estate assets acquired within Afton Ridge including acquisition costs paid to our Investment Advisor prior to January 1, 2009. Thereafter such acquisitions fees were expensed as incurred.

Consolidated Statements of Operations of Afton Ridge for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total Revenues	$1,314	$1,265	$2,646	$2,565
Operating Expenses	363	299	713	650
Interest	376	376	752	752
Depreciation and Amortization	459	450	915	902

Net Income	$116	$140	$266	$261

Company’s Share in Net Income	$104	$126	$239	$235
Adjustments for REIT Basis	(4)	(3)	(9)	(10)

Company’s Equity in Net Income	$100	$123	$230	$225

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

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

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

Property and Market	Year Built	Property Type	Tenant	Net Rentable Sq. Feet	Percentage Leased	Lease Expiration	Approximate Total Acquisition Cost (in thousands)
Amber Park, Nottingham, UK	1997	Warehouse/ Distribution	UniDrug Distribution Group	208,423	100%	3/2017	$15,642

Brackmills, Northampton, UK	1984	Warehouse/ Distribution	GE Lighting Operations Limited	186,618	100%	3/2017	$16,759

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

Consolidated Balance Sheet of UK JV as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Assets
Real Estate Net	$34,386	$34,092
Other Assets	1,734	1,623

Total Assets	$36,120	$35,715

Liabilities and Equity
Other Liabilities	$1,059	$938

Total Liabilities	1,059	938

Company’s Equity	28,346	27,822
Other Investor’s Equity	6,715	6,955

Total Liabilities and Equity	$36,120	$35,715

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

Consolidated Statements of Operations of UK JV for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total Revenues	$838	$162	$1,654	$162
Operating Expenses	105	338	172	338
Depreciation and Amortization	363	0	716	0

Net Income (Loss)	$370	$(176)	$766	$(176)

Company’s Equity in Net Income (Loss)	$296	$(141)	$613	$(141)

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

Property and Market	Year Built	Property Type	Tenant	Net Rentable Sq. Feet	Percentage Leased	Lease Expiration	Approximate Total Acquisition Cost (in thousands)
Düren, Rhine-Ruhr Germany	2008	Warehouse/ Distribution	Metsä Tissue GmbH	391,494	100%	1/2013	$16,435

Schönberg, Hamburg, Germany	2009	Warehouse/ Distribution	LK Logistik GmbH	453,979	100%	5/2017	$17,274

Langenbach, Munich, Germany	2010	Warehouse/ Distribution	DSV Stuttgart GmbH & Co. KG	225,106	100%	7/2015	$23,216

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

Consolidated Balance Sheet of European JV as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Assets
Real Estate Net	$62,400	$58,614
Other Assets	4,400	4,355

Total Assets	$66,800	$62,969

Liabilities and Equity
Other Liabilities	$3,038	$3,797

Total Liabilities	3,038	3,797

Company’s Equity	51,010	47,338
Other Investor’s Equity	12,752	11,834

Total Liabilities and Equity	$66,800	$62,969

Consolidated Statements of Operations of European JV for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total Revenues	$1,658	$182	$3,147	$182
Operating Expenses	332	210	556	210
Depreciation and Amortization	802	0	1,556	0

Net Income (Loss)	$524	$(28)	$1,035	$(28)

Company’s Equity in Net Income (Loss)	$419	$(22)	$828	$(22)

6. Acquisition Related Intangible Assets

Our acquisition related intangible assets are included in the consolidated balance sheets as acquired in-place lease value, acquired above market lease value and acquired below market lease value.

The following is a schedule of future amortization of acquisition related intangible assets as of June 30, 2011 (in thousands):

	Above Market Lease Value	Acquired In-Place Lease Value	Below Market Lease Value
2011 (Six months ending December 31, 2011)	$3,685	$13,485	$2,254
2012	7,283	25,230	3,772
2013	6,456	20,393	2,852
2014	4,966	18,149	2,752
2015	4,654	16,318	2,558
2016	1,762	11,989	2,196
Thereafter	5,888	43,981	9,534

	$34,694	$149,545	$25,918

The amortization of the above and below-market lease values included in rental revenue was ($1,602,000) and $1,025,000, respectively, for the three months ended June 30, 2011, and ($762,000) and $685,000, respectively, for the three months ended June 30, 2010. The amortization of in-place lease value included in amortization expense was $5,946,000 and $2,382,000 for the three months ended June 30, 2011 and 2010, respectively.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

The amortization of the above and below-market lease values included in rental revenue was ($2,695,000) and $1,925,000, respectively, for the six months ended June 30, 2011, and ($1,497,000) and $1,382,000, respectively, for the six months ended June 30, 2010. The amortization of in-place lease value included in amortization expense was $10,294,000 and $5,162,000 for the six months ended June 30, 2011 and 2010, respectively.

7. Debt

Notes Payable secured by real property are summarized as follows (in thousands):

	Interest Rate as of		Maturity Date	Notes Payable as of
Property	June 30, 2011	December 31, 2010		June 30, 2011	December 31, 2010
REMEC	4.79%	4.79%	November 1, 2011	$13,250	$13,250
300 Constitution	4.84	4.84	April 1, 2012	12,000	12,000
Deerfield Commons I	5.23	5.23	December 1, 2015	9,657	9,725
Bolingbrook Point III	5.26	5.26	January 1, 2015	7,900	9,000
Fairforest Bldg. 5(1)	6.33	6.33	February 1, 2024	9,620	9,864
Fairforest Bldg. 6(1)	5.42	5.42	June 1, 2019	2,847	2,987
HJ Park—Bldg. 1(1)	4.98	4.98	March 1, 2013	511	648
North Rhett I(1)	5.65	5.65	August 1, 2019	3,729	3,906
North Rhett II(1)	5.20	5.20	October 1, 2020	2,094	2,180
North Rhett III(1)	5.75	5.75	February 1, 2020	1,685	1,759
North Rhett IV(1)	5.80	5.80	February 1, 2025	9,662	9,892
Mt Holly Bldg.(1)	5.20	5.20	October 1, 2020	2,094	2,180
Orangeburg Park Bldg.(1)	5.20	5.20	October 1, 2020	2,129	2,217
Kings Mountain I(1)	5.27	5.27	October 1, 2020	1,813	1,887
Kings Mountain II(1)	5.47	5.47	January 1, 2020	5,353	5,594
Union Cross Bldg. I(1)	5.50	5.50	July 1, 2021	2,652	2,749
Union Cross Bldg. II(1)	5.53	5.53	June 1, 2021	8,098	8,398
Thames Valley Five(2)(3)	6.42	6.42	May 30, 2013	9,066	8,781
Lakeside Office Center(4)	6.03	6.03	September 1, 2015	9,000	9,000
Enclave on the Lake(5)	5.45	5.45	May 1, 2011	0	17,906
Albion Mills Retail Park(2)(6)(7)	5.25	5.25	October 10, 2013	9,276	8,985
Avion Midrise III & IV(8)	5.52	5.52	April 1, 2014	21,139	21,354
12650 Ingenuity Drive(9)	5.62	5.62	October 1, 2014	12,870	13,061
Maskew Retail Park(2)(10)	5.68	5.68	August 10, 2014	22,464	21,759
One Wayside Road(11)	5.66	5.66	August 1, 2015	14,293	14,465
One Wayside Road(11)	5.92	5.92	August 1, 2015	11,877	12,006
100 Tice Blvd(12)	5.97	5.97	September 15, 2017	20,860	21,100
100 Tice Blvd(12)	5.97	5.97	September 15, 2017	20,860	21,100
Ten Parkway North	4.75	4.75	January 1, 2021	12,489	12,600
Pacific Corporate Park(13)	4.89	4.89	December 7, 2017	83,250	85,000
4701 Gold Spike Drive(14)	4.45	—	March 1, 2018	10,607	0
1985 International Way(14)	4.45	—	March 1, 2018	7,370	0
Summit Distribution Center(14)	4.45	—	March 1, 2018	6,673	0
3660 Deerpark Boulevard(14)	4.45	—	March 1, 2018	7,619	0
Tolleson Commerce Park II(14)	4.45	—	March 1, 2018	4,582	0
100 Kimball Drive(15)	5.25	—	March 1, 2021	32,844	0
70 Hudson(16)	5.65	—	April 11, 2016	120,582	0
90 Hudson(16)	5.66	—	May 1, 2016	117,254	0
Kings Mountain III(17)	4.47	—	July 1, 2018	11,700	0

Notes Payable				661,769	365,353
Plus Premium				9,637	4,155
Less Discount				(3,252)	(3,700)
Less Albion Mills Retail Park Fair Value Adjustment				(189)	(216)

Notes Payable Net of Premium/Discount and Fair Value Adjustment				$667,965	$365,592

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

(1)

These notes payable were assumed from the seller of the Carolina Portfolio on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount.

(2)	These loans are subject to certain financial covenants (interest coverage and loan to value).

(3)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% plus 1.01%, or 6.42% per annum as of June 30, 2011, which expires on May 30, 2013. The stated rates on the mortgage note payable were 1.82% and 1.74% at June 30, 2011 and December 31, 2010, respectively, and were based on GBP-based LIBOR plus a spread of 1.01%.

(4)	Interest only payments are due monthly for the first 36 months of the loan term. Principal and interest payments are due monthly for the remaining 48 months of the loan term.

(5)	The loan was assumed from the seller of Enclave on the Lake on July 1, 2008 and was recorded at estimated fair value which included the discount. The loan was paid in full on April 4, 2011.

(6)	The Albion Mills Retail Park notes payable balance is presented at cost basis. This loan is carried on our balance sheet at fair value (see Note 17).

(7)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31%, or 5.25% per annum as of June 30, 2011, which expires on October 10, 2013. The stated rates on the mortgage note payable were 2.12% and 2.04% at June 30, 2011 and December 31, 2010, respectively, and were based on GBP-based LIBOR plus a spread of 1.31%.

(8)	The loan was assumed from the seller of Avion Midrise III & IV on November 18, 2008 and was recorded at estimated fair value which includes the discount.

(9)	The loan was assumed from the seller of 12650 Ingenuity Drive on August 5, 2009 and was recorded at estimated fair value which includes the discount.

(10)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% plus 2.26, or 5.68% per annum as of June 30, 2011, which expires on August 10, 2014. The stated rates on the mortgage note payable was 3.07% and 2.99% at June 30, 2011 and December 31, 2010, respectively, and were based on GBP-based LIBOR plus a spread of 2.26%.

(11)	The two loans were assumed from the seller of One Wayside road on June 24, 2010 and were recorded at estimated fair value which include the premiums.

(12)	The two loans were assumed from the seller of 100 Tice Blvd. on September 28, 2010 and were recorded at estimated fair value which include the premiums.

(13)

We entered into an interest rate swap agreement that fixed the LIBOR rate at 2.69% plus 2.20%, or 4.89% per annum as of June 30, 2011 which expires on December 7, 2017. The stated rates on the mortgage note payable were 2.45% and 2.52% at June 30, 2011 and December 31, 2010, and were based on LIBOR plus a spread of 2.20%.

(14)	We entered into five loans totaling $37,000,000 on February 8, 2011 that are cross-collateralized by these properties.

(15)

We entered into an interest rate swap agreement that fixed the LIBOR rate at 3.50%, plus 1.75%, or 5.25% per annum as of June 30, 2011 which expires on March 1, 2021. The stated rate on the mortgage note payable was 1.94% at June 30, 2011 and was based on LIBOR plus a spread of 1.75%.

(16)	The two loans were assumed from the seller of 70 Hudson and 90 Hudson, respectively, on April 11, 2011 and were recorded at estimated fair value which include the premiums.

(17)

We entered into a loan totaling $11,700,000 on June 24, 2011 that is collateralized by the property. Effective July 1, 2011, we entered into an interest rate swap that fixed the LIBOR rate at 2.47%, or 4.47% per annum, which expires on July 1, 2018. The stated rate on the mortgage note payable was 2.1858% at June 30, 2011 and was based on LIBOR plus a spread of 2%.

Notes Payable

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. Assumption fees and other loan closing costs totaling $765,500 were capitalized as incurred. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. Principal payments totaling $1,974,000 were made during the six months ended June 30, 2011. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

On May 30, 2008, we entered into a £7,500,000 financing arrangement with the Royal Bank of Scotland plc secured by the Thames Valley Five property. On July 27, 2010 we paid down the loan by £1,860,000 leaving a loan balance of £5,640,000 ($9,066,000 at June 30, 2011). The loan is for a term of five years (with a two year extension option) and bears interest at a variable rate adjusted quarterly, (based on nine month GBP-based LIBOR plus 1.01%. In addition, we incurred financing costs of approximately £67,000 ($108,000 at June 30, 2011) associated with obtaining this loan. On August 14, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of June 30, 2011, and expires on May 30, 2013. In conjunction with the loan paydown, we incurred a cost of £227,000 ($361,000 at August 3, 2010) to reduce the notional amount of the interest rate swap from £7,500,000 to £5,640,000. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On July 1, 2008, in connection with the acquisition of Enclave on the Lake, we assumed an $18,281,000 ($18,790,000 face value less discount of $509,000) loan from NorthMarq Capital, Inc. that bears interest at a fixed rate of 5.45% per annum and matures on May 1, 2011. Principal and interest payments were made monthly and principal payments totaling $17,906,000 were made during the six months ended June 30, 2011. The loan was paid off in full on April 4, 2011.

On October 10, 2008, we entered into a £5,771,000 ($9,276,000 at June 30, 2011) financing agreement with the Royal Bank of Scotland plc secured by Albion Mills Retail Park property. The loan is for a term of five years and bears interest at a variable rate adjusted quarterly, based on three month GBP-based LIBOR plus 1.31%. In addition, we incurred financing costs of approximately £75,000 ($121,000 at June 30, 2011) associated with obtaining this loan. On November 25, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of June 30, 2011 and expires on October 10, 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On November 18, 2008, in connection with the acquisition of Avion Midrise III & IV, we assumed $20,851,000 ($22,186,000 face value less discount of $1,335,000) fixed rate mortgage loan from Capmark Finance, Inc. that bears interest at a rate of 5.52% per annum and matures on April 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $216,000 were made during the six months ended June 30, 2011. In addition, we incurred financing costs totaling $344,000 in conjunction with the assumption of the loan.

On August 5, 2009, in connection with the acquisition of 12650 Ingenuity Drive, we assumed a $12,572,000 ($13,539,000 face value less a discount of $967,000) fixed rate mortgage loan from PNC Bank, National Association that bears interest at a rate of 5.62% and matures on October 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $190,000 were made during the six months ended June 30, 2011. In addition, we incurred financing costs totaling $284,000 in conjunction with the assumption of the loan.

On August 10, 2009, we entered into a £13,975,000 ($22,464,000 at June 30, 2011) financing agreement with the Abbey National Treasury Services plc secured by the Maskew Retail Park property. On September 24, 2009, we drew the full amount of the loan and concurrently entered into an interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% plus 2.26% or 5.68% per annum for the five-year term of the loan. Interest only payments are due quarterly for the term of the loan with principal due at maturity. In addition, we incurred financing costs of approximately £268,000 ($431,000 at June 30, 2011) associated with obtaining this loan.

On June 24, 2010, we assumed two loans in connection with the acquisition of One Wayside Road: (i) a $14,888,000 ($14,633,000 at face value plus a premium of $255,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.66% and matures on August 1, 2015; and (ii) a $12,479,000 ($12,132,000 at face value plus a premium of $347,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.92% and matures on August 1, 2015. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $302,000 were made during the six months ended June 30, 2011 on the two loans. In addition, we incurred financing costs totaling $342,000 in conjunction with the assumption of the loans.

On September 28, 2010, we assumed two loans in connection with the acquisition of 100 Tice Blvd.: (i) a $23,136,000 ($21,218,000 at face value plus a premium of $1,918,000) fixed rate loan from Principal Life Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017; (ii) a $23,136,000 ($21,217,000 at a face value plus a premium of $1,919,000) fixed rate mortgage from Hartford Life and Accidental

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $481,000 were made during the six months ended June 30, 2011 on the two loans. In addition, we incurred financing costs totaling $476,000 in conjunction with the assumption of the loans.

On December 7, 2010, we entered into a $85,000,000 secured term loan through a subsidiary with Wells Fargo Bank, National Association, or the Pacific Corporate Park Loan. The Pacific Corporate Park Loan has a seven-year term, monthly amortization of $250,000 and is secured by Pacific Corporate Park. Upon closing of the Pacific Corporate Park Loan on December 7, 2010, we entered into an interest rate swap agreement with Wells Fargo Bank, National Association to effectively fix the interest rate on the entire outstanding Pacific Corporate Park Loan amount at 4.89% for its seven-year term. Principal and interest payments are due monthly and principal payments totaling $1,750,000 were made during the six months ended June 30, 2011. In addition, we incurred financing costs of approximately $1,515,000 in conjunction with obtaining the loan.

On December 29, 2010, we entered into a $12,600,000 secured term loan through Woodmen of The World Life Insurance Society secured by the Ten Parkway North property. The Ten Parkway North loan bears interest at a fixed rate of 4.75% per annum and matures on January 1, 2021. Principal and interest payments are due monthly and principal payments totaling $111,000 were made during the six months ended June 30, 2011. In addition, we incurred financing costs of approximately $150,000 in conjunction with obtaining the loan.

Beginning January 2011, principal and interest payments are due monthly on the $9,725,000 term loan secured by the Deerfield Commons I property that was originally entered into on November 29, 2005. The loan bears interest at a fixed rate of 5.23% per annum and interest only payments were due monthly for the first 60 months. Principal payments totaling $68,000 were made during the six months ended June 30, 2011.

On February 8, 2011, we entered into five cross-collateralized secured term loans totaling $37,000,000 with ING USA Annuity and Life Insurance Company secured by the following properties: 4701 Gold Spike Road, $10,650,000, Summit Distribution Center, $6,700,000, Tolleson Commerce Park II, $4,600,000, 3660 Deerpark Blvd., $7,650,000 and 1985 International Way, $7,400,000. The loans bear interest at a fixed rate of 4.45% and mature on March 1, 2018. Principal and interest payments are due monthly and principal payments totaling $99,000 were made during the six months ended June 30, 2011. In addition, we incurred financing costs of approximately $767,000 in conjunction with obtaining the five loans.

On February 28, 2011, we entered into a $33,000,000 secured term loan with TD Bank secured by the 100 Kimball Drive property. Upon closing the 100 Kimball Drive loan, we simultaneously entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the entire outstanding loan amount to 5.25% for its 10 year term. Principal and interest payments are due monthly and principal payments totaling $105,000 were made during the six months ended June 30, 2011. In addition, we incurred financing costs of approximately $508,000 in conjunction with obtaining the loan.

On April 11, 2011, in connection with the acquisition of 70 Hudson, we assumed a $124,113,000 ($120,857,000 face value plus a premium of $3,256,000) fixed rate mortgage loan from Lehman Brothers Bank, FSB that bears interest at a rate of 5.645% and matures on April 11, 2016. Principal and interest payments are due monthly and principal payments totaling $275,000 were made during the six months ended June 30, 2011. In addition, we incurred financing costs totaling $509,000 in conjunction with the assumption of the loan.

On April 11, 2011, in connection with the acquisition of 90 Hudson, we assumed a $120,247,000 ($117,562,000 face value plus a premium of $2,685,000) fixed rate mortgage loan from Teachers Insurance and Annuity Association of America that bears interest at a rate of 5.66% and matures on May 1, 2016. Principal and interest payments are due monthly and principal payments totaling $307,000 were made during the six months ended June 30, 2011. In addition, we incurred financing costs totaling $340,000 in conjunction with the assumption of the loan.

On June 24, 2011, we entered into a $11,700,000 secured term loan with TD Bank secured by the Kings Mountain III property. Effective July 1, 2011, we entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the entire outstanding loan amount to 4.47% for its 7 year term maturing on July 1, 2018. Principal and interest payments are due monthly beginning on August 1, 2011. There were no principal payments made during the period ended June 30, 2011. In addition, we incurred financing costs of approximately $202,000 in conjunction with obtaining the loan.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

The minimum principal payments due for the notes payable and our loan payable are as follows as of June 30, 2011 (in thousands):

2011 (Six months ending December 31, 2011)	$20,488
2012	27,594
2013	34,451
2014	95,094
2015	64,889
2016	231,231
Thereafter	213,021

$686,768

Loan Payable

On May 26, 2010, we entered into a $70,000,000 revolving credit facility with Wells Fargo Bank, N.A., or the Wells Fargo Credit Facility. The initial maturity date of the Wells Fargo Credit Facility is May 26, 2014, however we may extend the maturity date to May 26, 2015, subject to certain conditions. $15,000,000 of the Wells Fargo Credit Facility was initially drawn upon closing on May 26, 2010, with $55,000,000 initially remaining available for disbursement during the term of the facility. We have the right to prepay any outstanding amount of the Wells Fargo Credit Facility, in whole or in part, without premium or penalty at any time during the term of this Wells Fargo Credit Facility, however, we initially could not reduce the outstanding principal balance below a minimum outstanding amount of $15,000,000, without reducing the total $70,000,000 Wells Fargo Credit Facility capacity. Initially, the Wells Fargo Credit Facility had a floating interest rate of 300 basis points over the LIBOR, however this interest rate would be at least 4.00% for any of the outstanding balance that was not subject to an interest rate swap with an initial term of at least two years. Upon closing on May 26, 2010, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. to effectively fix the interest rate on the initial $15,000,000 outstanding loan amount at 5.10% for the four-year term of the facility. The interest rate swap was designated as a qualifying cash flow hedge at the start date of the hedge relationship as described in Note 15 “Derivative Instruments.” The Wells Fargo Credit Facility was initially secured by our 13201 Wilfred, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, Crest Ridge Corporate Center I and West Point Trade Center properties. In addition, CBRE OP provides a limited guarantee for the Wells Fargo Credit Facility. The Wells Fargo Credit Facility is subject to certain customary financial covenants, including certain negative financial covenants, which we believe we were in compliance with as of June 30, 2011. A commitment fee of $1,050,000 was paid to Wells Fargo Bank, N.A. at the initial closing.

On August 31, 2010, we entered into an amended and restated credit agreement with Wells Fargo Bank, N.A. to expand the Wells Fargo Credit Facility from its initial capacity of $70,000,000 to an amended capacity of $125,000,000 (the “Amended Wells Fargo Credit Facility”). In connection with the Amended Wells Fargo Credit Facility, the minimum outstanding amount was increased to $25,000,000 and as such an additional $10,000,000 was drawn (in addition to the $15,000,000 initially drawn on May 26, 2010) with the remaining $100,000,000 available for disbursement during the term of the facility. The Amended Wells Fargo Credit Facility is secured by an additional three of our properties, for a total of eight properties in all: 13201 Wilfred Lane, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, Crest Ridge Corporate Center, West Point Trade Center, 5160 Hacienda Drive, 10450 Pacific Center Court and 225 Summit Avenue. The interest rate was reduced by 25 basis points to 275 basis points over LIBOR (which rate will apply to all withdrawals from the Amended Wells Fargo Credit Facility other than the initial $15,000,000 that was drawn on May 26, 2010) and the initial interest rate floor of 4.00% was eliminated. The initial maturity date remains May 26, 2014, however we may extend the maturity date to May 26, 2015, subject to certain conditions. The Amended Wells Fargo Credit Facility is subject to certain representations and warranties and customary financial covenants (including certain negative financial covenants) with which we believe we were in compliance as of June 30, 2011. A commitment fee of $632,500 was paid to Wells Fargo Bank, N.A. at closing of the Amended Wells Fargo Credit Facility.

During the six months ended June 30, 2011, $30,000,000 was drawn and $65,000,000 was repaid in connection with the Amended Wells Fargo Credit Facility leaving a $25,000,000 balance at June 30, 2011, with the remaining $100,000,000 available for disbursement during the term of the facility. The $25,000,000 is included in Loan Payable on our condensed consolidated balance sheet.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

8. Minimum Future Rents Receivable

The following is a schedule of minimum future rentals to be received on non-cancelable operating leases from consolidated properties as of June 30, 2011 (in thousands):

2011 (Six months ending December 31, 2011)	$61,272
2012	121,375
2013	111,644
2014	107,384
2015	101,328
2016	86,919
Thereafter	391,992

$981,914

9. Concentrations

Tenant Revenue Concentrations

For the six months ended June 30, 2011, a tenant in Pacific Corporate Park accounted for approximately $7,100,000 or approximately 10.55% of total revenues from consolidated properties. The leases under which the tenant occupies our Pacific Corporate Park property expire in February 2021.

For the six months ended June 30, 2010, there were no significant revenue concentrations.

Geographic Concentrations

As of June 30, 2011, we owned 73 consolidated properties, excluding two properties held for sale, located in 14 states (Arizona, California, Georgia, Florida, Illinois, Kentucky, Massachusetts, Minnesota, New Jersey, North Carolina, South Carolina, Texas, Utah, and Virginia) and in the United Kingdom.

As of June 30, 2010, we owned 62 consolidated properties located in eleven states (California, Florida, Georgia, Illinois, Massachusetts, Minnesota, New Jersey, North Carolina, South Carolina, Texas and Virginia) and in the United Kingdom.

Our geographic revenue concentrations from consolidated properties for the six months ended June 30, 2011, and 2010 are as follows:

	Six Months Ended June 30,
	2011	2010
Domestic
New Jersey	24.02%	0.33%
Virginia	14.47	6.46
California	11.91	16.11
South Carolina	9.17	18.70
Texas	8.57	13.04
Massachusetts	7.14	5.93
Florida	5.48	12.43
Minnesota	4.87	7.80
Illinois	2.99	1.22
North Carolina	2.01	4.35
Georgia	1.60	3.58
Kentucky	1.10	0
Utah	0.97	0
Arizona	0.84	0

Total Domestic	95.14	89.95
International
United Kingdom	4.86	10.05

Total	100.00%	100.00%

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

Our geographic long-lived asset concentrations from consolidated properties as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Domestic
New Jersey	31.95%	15.71%
Virginia	11.87	14.49
South Carolina	10.42	13.86
California	8.83	11.59
Massachusetts	5.88	7.72
Texas	8.24	7.14
Florida	4.23	5.55
North Carolina	3.35	4.30
Minnesota	2.70	3.55
Illinois	2.61	3.42
Kentucky	0.93	1.23
Utah	0.88	1.12
Georgia	0.85	1.10
Arizona	0.55	0.76

Total Domestic	93.29	91.54
International
United Kingdom	6.71	8.46

Total	100.00%	100.00%

10. Segment Disclosure

Our reportable segments consist of three types of commercial real estate properties, namely, Domestic Industrial Properties, Domestic Office Properties and International Office/Retail Properties. Management internally evaluates the operating performance and financial results of our segments based on net operating income. We also have certain general and administrative level activities including legal, accounting, tax preparation and shareholder servicing costs that are not considered separate operating segments. Our reportable segments are on the same basis of accounting as described in Note 2 “Basis of Presentation and Summary of Significant Accounting Policies.”

We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, property management fees, property level general and administrative expenses and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our general and administrative expenses. The following table compares the net operating income for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Domestic Industrial Properties
Revenues:
Rental	$7,182	$5,487	$14,110	$11,300
Tenant Reimbursements	1,678	1,295	3,342	2,553

Total Revenues	8,860	6,782	17,452	13,853

Property and Related Expenses:
Operating and Maintenance	495	395	943	733
General and Administrative	216	116	337	162
Property Management Fee to Related Party	53	77	136	138
Property Taxes	1,583	1,455	3,211	2,886

Total Expenses	2,347	2,043	4,627	3,919

Net Operating Income	6,513	4,739	12,825	9,934

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Domestic Office Properties
Revenues:
Rental	20,886	7,612	37,052	14,861
Tenant Reimbursements	5,662	1,467	9,533	3,046

Total Revenues	26,548	9,079	46,585	17,907

Property and Related Expenses:
Operating and Maintenance	3,490	957	6,216	2,114
General and Administrative	166	84	296	171
Property Management Fee to Related Party	47	27	303	60
Property Taxes	3,076	1,096	5,523	2,286

Total Expenses	6,779	2,164	12,338	4,631

Net Operating Income	19,769	6,915	34,247	13,276

International Office/Retail Properties
Revenues:
Rental	1,537	1,535	3,135	3,475
Tenant Reimbursements	92	55	135	136

Total Revenues	1,629	1,590	3,270	3,611

Property and Related Expenses:
Operating and Maintenance	119	59	358	139
General and Administrative	(78)	86	75	121
Property Management Fee to Related Party	75	72	146	142

Total Expenses	116	217	579	402

Net Operating Income	1,513	1,373	2,691	3,209

Reconciliation to Consolidated Net Loss
Total Segment Net Operating Income	27,795	13,027	49,763	26,419
Interest Expense	9,385	3,238	15,395	6,333
General and Administrative	1,071	1,553	2,213	2,224
Investment Management Fee to Related Party	5,235	2,687	9,493	5,118
Acquisition Expenses	6,852	4,841	11,493	5,219
Depreciation and Amortization	14,972	6,717	27,245	13,960

	(9,720)	(6,009)	(16,076)	(6,435)

Other Income and Expenses
Interest and Other Income	435	91	811	689
Net Settlement Payments on Interest Rate Swaps	(180)	(230)	(354)	(444)
(Loss) Gain on Interest Rate Swaps	(108)	(115)	145	(503)
Loss on Note Payable at Fair Value	(8)	(5)	(34)	(78)
Loss on Early Extinguishment of Debt	0	0	0	(73)

Loss from Continuing Operations Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	(9,581)	(6,268)	(15,508)	(6,844)

Provision for Income Taxes	(230)	(70)	(300)	(85)
Equity in Income of Unconsolidated Entities	341	2,109	3,551	2,846

Net Loss from Continuing Operations	(9,470)	(4,229)	(12,257)	(4,083)

Discontinued Operations
Income from Discontinued Operations	220	0	395	0
Realized Loss from Sale	(126)	0	(126)	0

Income From Discontinued Operations	94	0	269	0

Net Loss	(9,376)	(4,229)	(11,988)	(4,083)

Net Loss Attributable to Non-Controlling Operating Partnership Units	13	8	16	7

Net Loss Attributable to CB Richard Ellis Realty Trust Shareholders	$(9,363)	$(4,221)	$(11,972)	$(4,076)

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

	June 30, 2011	December 31, 2010
Condensed Assets
Domestic Industrial Properties	$448,504	$412,093
Domestic Office Properties	1,028,744	711,084
Domestic Industrial Properties-Discontinued Operations	22,085	22,056
International Office/Retail Properties	105,986	104,076
Non-Segment Assets	563,593	467,411

Total Assets	$2,168,912	$1,716,720

	Six Months Ended June 30,
Capital Expenditures	2011	2010
Domestic Industrial Properties	$45,912	$817
Domestic Office Properties	61,920	167,001
International Office/Retail Properties	90	0
Non-Segment Assets	231	110

Total Capital Expenditures	$108,153	$167,928

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

Offering Costs Relating to Public Offerings

Offering costs totaling $17,116,000 and $13,522,000, $26,267,000 and $24,936,000, were incurred during the three and six months ended June 30, 2011 and 2010, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Of the total amounts, $17,007,000 and $13,463,000, $26,066,000 and $24,833,000, was incurred to CNL Securities Corp., as dealer manager and $109,000 and $58,000, $201,000 and $103,000, was incurred to the Investment Advisor for reimbursable marketing for the three and six months ended June 30, 2011 and 2010, respectively. Each party will be paid the amount incurred from proceeds of the public offering. As of June 30, 2011 and December 2010 the accrued offering costs payable to related parties included in our consolidated balance sheets were $1,738,000 and $917,000.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

The Investment Advisor earned investment management fees of $5,273,000 and $2,687,000 for the three months ended June 30, 2011 and 2010, respectively; and $9,570,000 and $5,118,000 for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and December 31, 2010, the investment management fees payable to related party in our consolidated balance sheets were $1,692,000 and $1,330,000, respectively. In connection with services provided to the Investment Advisor, CNL Fund Management Company, the Sub-Advisor and affiliate of the Dealer Manager pursuant to a sub-advisory agreement dated August 21, 2006, was paid by the Investment Advisor $728,000 and $371,000 for the three months ended June 30, 2011 and 2010, respectively; and $1,321,000 and $707,000 for the six months ended June 30, 2011 and 2010, respectively.

Acquisition Fee, Construction Management Fee and Expenses to Related Party

On January 30, 2009, we entered into that certain Second Amendment Advisory Agreement that permits the Investment Advisor to earn an acquisition fee of up to 1.5% of (i) the purchase price of real estate investments acquired by us, including any debt attributable to such investments, or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. The Investment Advisor earned acquisition fees of $5,262,000 and $3,304,000 for the three months ended June 30, 2011 and 2010, respectively; and $9,376,000 and $3,600,000 for the six months ended June 30, 2011 and 2010. In connection with services provided to the Investment Advisor, the Sub Advisor, pursuant to a sub advisory agreement, was paid by the Investment Advisor acquisition fees of $984,000 and $618,000 for the three months ended June 30, 2011 and 2010, respectively; and $1,753,000 and $673,000 for the six months ended June 30, 2011 and 2010, respectively. The Investment Advisor earned $351,000 and $330,000 in acquisition related expenses during the three months ended June 30, 2011 and 2010, respectively; and $625,000 and $373,000 for the six months ended June 30, 2011 and 2010, respectively. Prior to the adoption of “Business Combinations” on January 1, 2009, these acquisitions fees and expenses were capitalized to investments in real estate and related intangibles.

The Investment Advisor earned a construction supervision fee of $212,000 for the three and six months ended June 30, 2011. There were no construction supervision fees earned in 2010.

Management Services to Related Party

Affiliates of the Investment Advisor may also provide leasing, brokerage, property management, construction management or mortgage banking services for us. CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor, received property management fees of approximately $175,000 and $176,000 for the three months ended June 30, 2011 and 2010, respectively; and $585,000 and $340,000 for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and December 31, 2010 the property management fees payable to related party included in our consolidated balance sheets were $191,000 and $184,000, respectively. Brokerage fees of $25,000 and $0 were paid to affiliates of the Investment Advisor for the three months ended June 30, 2011 and 2010, respectively; and $25,000 and $0 for the six months ended June 30, 2011, respectively. Mortgage banking fees of $138,000 and $210,000 were paid to CBRE Capital Markets, as affiliate of the Investment Advisor, for three months ended June 30, 2011 and 2010, respectively; and $751,000 and $210,000 for the six months ended June 30, 2011 and 2010, respectively.

Affiliates of the Investment Advisor received leasing fees of $792,000 and $373,000 for the three months ended June 30, 2011 and 2010, respectively; and $1,110,000 and $468,000 for the six months ended June 30, 2011 and 2010, respectively. An affiliate of the Investment Advisor received construction management fees of $7,000 and $5,000 for the three months ended June 30, 2011 and 2010, respectively; and $19,000 and $5,000 for the six months ended June 30, 2011 and 2010, respectively.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

On April 20, 2010, our Board’s independent trustees, Messrs. Black, Reid and Orphanides, were awarded equity grants under our 2004 equity incentive plan on the following terms: (i) each award was for $80,000 in restricted common shares of the Trust (or 8,000 shares at $10.00 per share) for a total of $240,000; (ii) each award vested in its entirety, upon issuance; and (iii) the independent trustee would not be able to redeem any of the restricted common shares prior to the third anniversary of date of issuance, but retains the rights to dividends declared and paid during such restriction period. We recognized a stock based compensation expense of $240,000 during the six months ended June 30, 2010 as a result of granting these awards to our independent trustees.

On June 17, 2011, our Board’s independent trustees, Messrs. Black, Reid and Orphanides, were awarded equity grants under our 2004 equity incentive plan on the following terms: (i) each award was for $9,200 in restricted common shares of the Trust (or 1,000 shares at $9.20 per share) for a total of $27,600; (ii) each award vested in its entirety, upon issuance; and (iii) the independent trustee would not be able to redeem any of the restricted common shares prior to the third anniversary of date of issuance, but retains the rights to dividends declared and paid during such restriction period. We recognized a stock based compensation expense of $27,600 during the six months ended June 30, 2011 as a result of granting these awards to our independent trustees.

Performance Bonus Plan

We have adopted a 2004 performance bonus plan. Annual bonuses under our 2004 performance bonus plan are awarded by our Compensation Committee to selected key employees, including employees of the Investment Advisor, based on corporate factors or individual factors (or a combination of both). Subject to the provisions of the 2004 performance bonus plan, the Compensation Committee will (i) determine and designate those key employees to whom bonuses are to be granted; (ii) determine, consistently with the 2004 performance bonus plan, the amount of the bonus to be granted to any key employee for any performance period; and (iii) determine, consistently with the 2004 performance bonus plan, the terms and conditions of each bonus. Bonuses may be so awarded by the Compensation Committee prior to the commencement of any performance period, during or after any performance period. No bonus shall exceed 200% of the key employee’s aggregate salary for the year. The Compensation Committee may provide for partial bonus payments at target and other levels. Corporate performance hurdles for bonuses may be adjusted by the Compensation Committee in its discretion to reflect (i) dilution from corporate acquisitions and share offerings, and (ii) changes in applicable accounting rules and standards. The Compensation Committee may determine that bonuses shall be paid in cash or shares or other equity-based grants, or a combination thereof. The Compensation Committee may also provide that any such share grants be made under our 2004 equity incentive plan or any other equity-based plan or program we may establish. The Compensation Committee may provide for programs under which the payment of bonuses may be deferred at the election of the employee. No bonuses were awarded and no bonus related expenses were incurred by us during the three and six months ended June 30, 2011 and 2010, respectively.

13. Shareholders’ Equity

Under our declaration of trust, we have the authority to issue a total of 1,000,000,000 shares of beneficial interest. Of the total shares authorized, 990,000,000 shares are designated as common shares with a par value of $0.01 per share and 10,000,000 shares are designated as preferred shares.

The registration statement relating to our initial public offering was declared effective by the SEC on October 24, 2006. CNL Securities Corp. acted as the dealer manager of this offering. The registration statement covered up to $2,000,000,000 in common shares of beneficial interest, 90% of which were offered at a price of $10.00 per share, and 10% of which were offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. As of January 29, 2009, we had issued 60,808,967 common shares in our initial public offering. We terminated the initial public offering effective as of the close of business on January 29, 2009. The registration statement relating to our follow-on public offering was declared effective by the SEC on January 30, 2009. CNL Securities Corp. is the dealer manager of this offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through June 30, 2011, we received gross offering proceeds of approximately $1,282,382,506 from the sale of 128,587,241 shares. Our Board of Trustees has confirmed that our follow-on offering will close on January 30, 2012. We expect to offer common shares through our dividend investment plan beyond January 30, 2012.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

During the six months ended June 30, 2011 and 2010, we repurchased 1,790,615 common shares, and 845,177 common shares, respectively, under our Share Redemption Program for $16,227,000 and $7,672,000, respectively.

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

The following table reconciles the distributions declared per common share to the distributions paid per common share during the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
Distributions declared per common share	$0.300	$0.300
Less: Distributions declared in the current period, and paid in the subsequent period	(0.150)	(0.150)
Add: Distributions declared in the prior year, and paid in the current year	0.150	0.150

Distributions paid per common share	$0.300	$0.300

Distributions to shareholders during the six months ended June 30, 2011 and 2010 totaled $49,361,000 and $31,591,000, respectively.

We issued 2,222,821 common shares and 1,422,679 common shares pursuant to our dividend reinvestment plan for the six months ended June 30, 2011 and 2010, respectively.

15. Derivative Instruments

The following table sets forth the terms of our interest rate swap derivative instruments at June 30, 2011 (in thousands):

Type of Instrument	Notional Amount	Fair Value	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Non-qualifying Interest Rate Swap on Thames Valley Five debt(1)	$9,066	$(722)	5.41%	0.83%	May 30, 2013
Non-qualifying Interest Rate Swap on Albion Mills Retail Park debt(1)	$9,185	$(526)	3.94%	0.82%	October 10, 2013
Qualifying Interest Rate Swap on Maskew Retail Park debt(1)	$22,464	$(1,195)	3.42%	0.82%	August 10, 2014
Qualifying Interest Rate Swap on Wells Fargo Credit Facility loan	$15,000	$(469)	2.10%	0.19%	May 26, 2014
Qualifying Interest Rate Swap on Pacific Corporate Park debt	$83,250	$(1,523)	2.69%	0.25%	December 7, 2017
Qualifying Interest Rate Swap on 100 Kimball debt	$32,844	$(1,277)	3.50%	0.19%	March 1, 2021

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

The following table sets forth the terms of our interest rate swap derivative instruments at December 31, 2010 (in thousands):

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

We marked our two non-qualifying economic hedge interest rate swap instruments to their estimated fair value of $1,248,000 and $1,349,000 on the consolidated balance sheet at June 30, 2011 and December 31, 2010 included in Liabilities as Interest Rate Swaps at Fair Value. We recognized a gain on interest rate swaps of $145,000 and a loss of $503,000 for the six months ended June 30, 2011 and 2010, respectively, included in Loss on Interest Rate Swaps and Cap on the Consolidated Statement of Operations.

Our $22,464,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our Maskew Retail Park variable rate note payable from its inception on September 24, 2009. The estimated fair value of the interest rate swap liability value of $1,195,000 and $1,090,000 as of June 30, 2011 and December 31, 2010, respectively, has resulted in a swap fair value adjustment being recorded to other comprehensive loss totaling $105,000 and $897,000 for the six months ended June 30, 2011 and 2010, respectively.

Our $15,000,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our Wells Fargo Credit Facility variable rate loan payable from its inception on May 26, 2010. The estimated fair value of the interest rate swap liability value of $469,000 and $371,000 as of June 30, 2011 and December 31, 2010, has resulted in a swap fair value adjustment being recorded to other comprehensive loss totaling $98,000 for the six months ended June 30, 2011. There was no measured ineffectiveness for the qualifying hedge during the six months ended June 30, 2010.

Our $83,250,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our Pacific Corporate Park variable rate loan payable from its inception on December 7, 2010. The estimated fair value of the interest rate swap liability value of $1,523,000 and $471,000 as of June 30, 2011 and December 31, 2010, has resulted in a swap fair value adjustment being recorded to other comprehensive loss totaling $1,052,000 for the six months ended June 30, 2011. There was no measured ineffectiveness for the qualifying hedge during the six months ended June 30, 2010.

Our $32,844,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our 100 Kimball variable rate loan payable from its inception on March 1, 2011. The estimated fair value of the interest rate swap value of $1,277,000 as of June 30, 2011, has resulted in a swap fair value adjustment being recorded to other comprehensive loss totaling $1,277,000 for the six months ended June 30, 2011. There was no measured ineffectiveness for the qualifying hedge during the six months ended June 30, 2010.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

We applied the fair value option for the Albion Mills Retail Park note payable at each reporting period. Included in loss on notes payable at fair value in the statement of operations were $8,000 and $5,000 for the three months ended June 30, 2011 and 2010, respectively and $34,000 and $78,000 for the six months ended June 30, 2011 and 2010, respectively. In addition, there were $39,000 and $87,000 of translation adjustments recorded to Other Comprehensive Loss at June 30, 2011 and December 31, 2010, respectively.

17. Fair Value of Financial Instruments and Investments

We apply the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical financial instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have classified the Albion Mills Retail Park notes payable as Level 3 as of June 30, 2011 and December 31, 2010 due to the lack of current market activity and our reliance on unobservable inputs to estimate the fair value of the mortgage note payable.

As of June 30, 2011 and December 31, 2010, we held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, an interest rate cap, interest rate swap derivative contracts and our equity method investment in CBRE Strategic Partners Asia. Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less, including money market funds and U.S. Government obligations. Derivative instruments are related to our economic hedging activities with respect to interest rates.

The fair values of the interest rate cap and swap derivative agreements are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell above the strike rate of the interest rate cap agreement, and by discounting the future expected cash payments and receipts on the pay and receive legs of the interest rate swap agreements that swap the estimated variable rate mortgage note payment stream for a fixed rate receive payment stream over the period of the loan. The variable interest rates used in the calculation of projected receipts on the interest rate cap agreement and on the interest rate swap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements (where appropriate). Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2011 and December 31, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.

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

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

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

The following items are measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010 (in thousands):

	As of June 30, 2011
		Fair Value Measurements Using:
	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash and Cash Equivalents	$69,777	$69,777	$0	$0
Interest Rate Swaps at Fair Value—Non Qualifying Hedges	$(1,248)	$0	$(1,248)	$0
Interest Rate Swaps at Fair Value—Qualifying Hedges	$(4,464)	$0	$(4,464)	$0
Investment in CBRE Strategic Partners Asia	$9,536	$0	$0	$9,536
Note Payable at Fair Value	$(9,087)	$0	$0	$(9,087)

	As of December 31, 2010
		Fair Value Measurements Using:
	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash and Cash Equivalents	$998	$998	$0	$0
Interest Rate Swaps at Fair Value—Non Qualifying Hedges	$(1,349)	$0	$(1,349)	$0
Interest Rate Swaps at Fair Value—Qualifying Hedges	$(1,932)	$0	$(1,932)	$0
Investment in CBRE Strategic Partners Asia	$9,471	$0	$0	$9,471
Note Payable at Fair Value	$(8,769)	$0	$0	$(8,769)

The following table presents our activity for the variable rate note payable and our investment in CBRE Strategic Partners Asia measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Investment in CBRE Strategic Partners Asia	Note Payable
Balance at January 1, 2011	$9,471	$(8,769)
Contributions	457	0
Distributions	0	0
Total Loss on Fair Value Adjustment	(392)	(35)
Translation Adjustment in Other Comprehensive Income	0	(283)

Balance at June 30, 2011	$9,536	$(9,087)

Total Loss for the Period Included in Earnings Attributable to the Change in Equity in Income of Unconsolidated Entities and Note Payable Valuation Adjustment Held at June 30, 2011	$(392)	$(35)

Gains and losses (realized and unrealized) included in earnings related to the interest rate cap and swaps, as well as for the elected fair value note payable for the three and six months ended June 30, 2011 and 2010, respectively, are reported as components of “Other Income and Expense” on the consolidated statements of operations.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

Disclosure of Fair Value Financial Instruments

For disclosure purposes only, the following table summarizes our notes payable and their estimated fair value at June 30, 2011 and December 31, 2010 (in thousands):

	Book Value		Fair Value
Financial Instrument	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Notes Payable	$658,878	$356,823	$665,993	$361,418
Note Payable at Fair Value	9,087	8,769	9,087	8,769

	$667,965	$365,592	$675,080	$370,187

For purposes of this fair value disclosure, we based our fair value estimate for notes payable on our internal valuation that includes a representative sample of our lenders’ market interest rate quotes as of June 30, 2011 and December 31, 2010 for debt with similar risk characteristics and maturities. We based the Note Payable carried at fair value on a third party appraiser’s valuation, which used similar techniques as our internal valuation model as of June 30, 2011 and December 31, 2010.

18. Commitments and Contingencies

We have agreed to a capital commitment of up to $20,000,000 in CBRE Strategic Partners Asia, which extends to January 31, 2012. As of June 30, 2011, we funded $15,497,000 of our capital commitment. CBRE Investors, our sponsor, formed CBRE Strategic Partners Asia, to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. If we and all other currently committed capital investors had funded our entire commitments in CBRE Strategic Partners Asia as of June 30, 2011, we would have owned an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. A majority of our trustees (including a majority of our independent trustees) not otherwise interested in this transaction approved the transaction as being fair, competitive and commercially reasonable. CBRE Strategic Partners Asia is managed by CB Richard Ellis Investors SP Asia II, LLC or the Fund Manager, a subsidiary of CBRE Investors.

On August 24, 2010, the Duke joint venture closed on the acquisition of additional land and entered into a construction agreement, and lease amendments (collectively, the “Expansion Agreements”) to expand the AllPoints at Anson Bldg. 1 property, a warehouse/distribution center located in Whitestown, IN, a suburb of Indianapolis. The existing property is 100% leased to a subsidiary of Amazon.com through July 2018. Pursuant to the Expansion Agreements, AllPoints at Anson Bldg. 1 (i) was expanded from the current 630,573 square feet to approximately 1,036,573 square feet and (ii) remains 100% leased to a subsidiary of Amazon.com, which lease was extended through April 2021. The total cost of the expansion was approximately $17,693,000 to the Duke joint venture. As of June 30, 2011, the Duke joint venture had paid land acquisition and construction costs totaling approximately $15,024,000. We expect to make cash contributions of approximately $14,154,000 to the Duke joint venture over the construction period in connection with the Expansion Agreements. We paid a construction supervision fee of $212,000 to our Investment Advisor in connection with the Expansion Agreements.

On April 28, 2011, the Duke joint venture entered into a lease amendments to expand the Buckeye Logistics Center property, a warehouse/distribution center located in Phoenix, AZ. On May 2, 2011 the Duke joint venture closed on the acquisition of additional land and entered into a construction agreement (along with the lease amendments collectively, the “Buckeye Expansion Agreements”). The existing property is 100% leased to a subsidiary of Amazon.com through June 2018. Pursuant to the Buckeye Expansion Agreements, Buckeye Logistics Center (i) will be expanded from the current 604,678 square feet to approximately 1,009,351 square feet and (ii) will remain 100% leased to a subsidiary of Amazon.com, which lease will be extended through September 2021. The total cost of the expansion is anticipated to be approximately $21,160,000 to the Duke joint venture. As of June 30, 2011, the Duke joint venture had paid land acquisition and construction costs totaling approximately $7,532,000. We expect to make cash contributions of approximately $16,918,000 to the Duke joint venture over the construction period in connection with the Buckeye Expansion Agreements.

On November 5, 2010, we entered into a purchase and sale agreement to acquire, subject to customary closing conditions, Sky Harbor Operations Center located at 1820 E. Sky Harbor Circle South, Phoenix, Arizona. The total purchase price for Sky Harbor Operations Center is $53,500,000, exclusive of customary closing costs. We anticipate that the acquisition will be funded using the net proceeds

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

from our current public offering. We deposited $1,000,000 into an escrow account upon the execution of the agreement and another $1,000,000 at the completion of due diligence that is refundable in the event certain closing conditions are not met. Sky Harbor Operations Center is a two-story, 396,179 square foot office building constructed in 2003. Sky Harbor Operations Center is currently 100% net-leased to JPMorgan Chase Bank, National Association (“JPMorgan”) through September 2027. JPMorgan is a subsidiary of JP Morgan Chase & Co. and provides commercial banking and retail financial services. While we anticipate that this acquisition will close during the third quarter of 2011, the agreement to acquire Sky Harbor Operations Center is subject to a number of contingencies and therefore there can be no assurances that this acquisition will occur. As of June 30, 2011, we had provided deposits of $2,000,000, excluding earned interest, in connection with the execution of the agreement that is refundable in the event that certain closing conditions are not met.

Litigation—From time to time, we and our properties may be subject to legal proceedings, which arise in the ordinary course of our business. Currently, neither our company nor any of our properties are subject to, or threatened with, any legal proceedings for which the outcome is reasonably likely to have a material effect on our financial statements.

Environmental Matters—We are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

19. Comprehensive Loss

U.S. GAAP requires that the effect of foreign currency translation adjustments be classified as comprehensive income (loss). The following table sets forth our comprehensive loss for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Loss	$(9,376)	$(4,229)	$(11,988)	$(4,083)
Foreign Currency Translation Gain (Loss)	2,166	414	7,188	(2,998)
Swap Fair Value Adjustment	(3,315)	(644)	(2,532)	(1,224)

Total Comprehensive Loss	(10,525)	(4,459)	(7,332)	(8,305)
Comprehensive Loss Attributable to Non-Controlling Interest	13	9	10	16

Comprehensive Loss Attributable to CB Richard Ellis Realty Trust Shareholders	$(10,512)	$(4,450)	$(7,322)	$(8,289)

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

The following table reconciles net income available to common shareholders to taxable loss available to common shareholders for the six months ended June 30, 2011 (in thousands):

Six Months Ended June 30, 2011
Net Income Available from TRS	$395
Straight-line Rent	30
Federal Tax Expense	18
Less: Tax Depreciation and Amortization	(290)
Less: Receipts of Prepaid Rent—Previously Recognized	(163)
Less: Capitalized Acquisition Expense for Tax—Previously Recognized	(3)

Taxable Loss for TRS	$(13)

(1)	Net income available from the TRS is comprised of income from discontinued operations.

The following table summarizes the provision for income taxes of the TRS for the six months ended June 30, 2011 (in thousands):

Six Months Ended June 30, 2011
Current	$18
Deferred	0

Total Provision for Income Taxes	$18

There was no provision for income taxes of the TRS for the six months ended June 30, 2010.

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

The following table summarizes the tax effects of temporary differences of the TRS included in the net deferred tax liabilities for the six months ended June 30, 2011 and for the year ended December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Net Deferred Tax Liability, resulting primarily from differences in depreciation and amortization in real estate	$0	$(61)

Included as a component of our tax provision, we have incurred income and other taxes (franchise, local and state government and international) related to our continuing operations in the amount of $231,000 and $70,000, $301,000 and $85,000 for California, Georgia, Massachusetts, Minnesota, Texas and North Carolina impacting our operations during the three and six months ended June 30, 2011 and 2010, respectively. The United Kingdom taxes real property operating results at a statutory rate of 22%. The United Kingdom taxable losses to date have generated a deferred tax asset of approximately $685,000 consisting of these net operating loss carryforwards. We have provided for a full valuation allowance of ($685,000) as of three months ended June 30, 2011 on deferred tax assets because it is not likely that future operating profits in the United Kingdom would be sufficient to absorb the net operating losses.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

21. Subsequent Events

From July 1, 2011 through August 5, 2011, we received gross proceeds from our current public offering of approximately $87,314,838 from the sale of 8,793,623 common shares.

On July 14, 2011, we and Teachers Insurance and Annuity Association of America, or the Lender, agreed to modify the $117,562,000 existing mortgage loan assumed by us in connection with the acquisition of 90 Hudson, or the Assumed Loan. The Assumed Loan was modified to extend its maturity by three years, from May 1, 2016 to May 1, 2019. The Assumed Loan’s 5.66% annual interest rate was unchanged but is subject to a new 30 year amortization schedule. We pre-paid approximately $8,600,000 of the Assumed Loan’s balance (with no pre-payment penalty) in connection with the modification, resulting in a balance of $108,500,000. A $167,000 fee was paid to CBRE Capital Markets, an affiliate of the Investment Advisor, in connection with modification of the Assumed Loan. The agreements pertaining to the modification of the Assumed Loan contain customary provisions, including representations, warranties, covenants and indemnifications.

On August 4, 2011, we contributed $31,200,000, our 80% share of $39,000,000, to the Duke joint venture. The contribution was used to pay down the Wells Fargo unsecured term loan on August 8, 2011.

On August 8, 2011, the Duke joint venture closed on two loans with Woodman of the World Life Insurance Society totaling $14,425,000. The loans are secured by the Fairfield Distribution Center IX, $9,750,000, and West Lake at Conway, $4,675,000, properties. Net proceeds from the financing totaling approximately $13,818,000 was used to pay down the Wells Fargo unsecured term loan. Upon closing the Duke joint venture paid down approximately $52,818,000 of the $275,000,000 Wells Fargo unsecured term reducing the outstanding balance as of August 8, 2011 to approximately $222,182,000. Our 80% share of the outstanding balance is $177,746,000.

On August 12, 2011, we sold the Rickenbacker II and Rickenbacker III properties located in Groveport, OH, which were previously held for sale, to an unrelated third-party. The aggregate sales proceeds after customary closing costs was approximately $22,432,000.

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

As of June 30, 2011, we owned, on a consolidated basis, 75 office, retail, and industrial (primarily warehouse/distribution) properties located in 15 states (Arizona, California, Florida, Georgia, Illinois, Kentucky, Massachusetts, Minnesota, New Jersey, North Carolina, Ohio, South Carolina, Texas, Utah and Virginia) and in the United Kingdom encompassing approximately 14,614,000 rentable square feet in the aggregate. In addition, we have ownership interests in five unconsolidated entities that, as of June 30, 2011, owned interests in 51 properties. Excluding those properties owned through our investment in CB Richard Ellis Strategic Partners Asia II, L.P. (“CBRE Strategic Partners Asia”), we owned, on an unconsolidated basis, 43 industrial, office and retail properties located in 10 states (Arizona, Florida, Illinois, Indiana, Minnesota, Missouri, North Carolina, Ohio, Tennessee and Texas) and in the United Kingdom and Europe encompassing approximately 12,356,000 rentable square feet in the aggregate.

As of June 30, 2011, our portfolio was 94.13% leased. The total effective annual rents for our industrial properties, office properties and retail properties were approximately $61,550,000, $139,129,000 and $8,493,000, as of June 30, 2011, respectively (net of any rent concessions). The average effective annual rent per square foot for our industrial properties, office properties and retail properties was approximately $3.68, $19.19 and $17.82 as of June 30, 2011, respectively (net of any rent concessions).

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

The registration statement relating to our follow-on public offering was declared effective by the Securities and Exchange Commission (the “SEC”) on January 30, 2009. CNL Securities Corp. is the dealer manager of our offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through June 30, 2011, we received gross offering proceeds of approximately $1,282,382,506 from the sale of 128,587,241 shares. Our Board of Trustees has confirmed that our follow-on offering will close on January 30, 2012. We expect to offer common shares through our dividend investment plan beyond January 30, 2012.

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

Beginning in the second half of 2007, U.S. economic activity weakened due initially to stresses in the residential housing and financial sectors. The weak economic environment continued through 2008 and 2009, but strengthened somewhat in 2010, yet the timing of a full economic recovery continues to remain uncertain at this time. A weakened economic environment may result in declining demand for office, industrial and retail space, increasing tenant bankruptcies, lower average occupancy rates and effective rents, including potentially in our real estate portfolio, which may impact our net income, funds from operations and cash flow.

Additionally, during the first half of 2009, the capital markets experienced significant distress during which many financial industry participants, including commercial real estate owners, operators, investors and lenders found it challenging to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt. During the later part of 2009 the capital market environment improved such that it appeared to show signs of stabilizing over this period. Further, during 2010, the capital market environment continued to improve, building upon the stabilization that occurred during the end of 2009. During 2010, we experienced indications of that stabilization and have had improved access to debt financing on attractive terms. We currently continue to face attractive access to debt financing despite a capital markets environment that has become unsettled and increasingly volatile into 2011. Also, during 2010 and into 2011 we have noted initial signs of strengthening of the commercial real estate market, especially for high-quality stabilized properties leased to credit worthy tenants on a long-term basis. Nonetheless, we expect that certain highly-levered real estate investors may continue to face significantly reduced, or even eliminated, availability of funding sources, or at significantly-increased cost. As such, with our modest levels of leverage, we expect we will continue to benefit from improved access to attractive investment opportunities and reduced competition to acquire real estate assets.

Should the current capital market volatility continue and perhaps even increase, resulting in more significant market dislocations, it may once again become somewhat challenging for commercial real estate owners, operators, investors and lenders to obtain cost-effective debt capital to finance new investments or to refinance maturing debt. We believe, however, that in such an environment, we would be well positioned and would have a relative advantage due to our modest leverage, modest near-term capital needs and strong liquidity position.

The table below provides information relating to our properties, excluding those owned through our investment in CBRE Strategic Partners Asia, as of June 30, 2011. We purchased all of these properties from unaffiliated third parties. These properties are subject to competition from similar properties within their market areas and their economic performance could be affected by changes in local economic conditions. In evaluating these properties for acquisition, we considered a variety of factors including location, functionality and design, price per square foot, the credit worthiness of tenants, length of lease terms, market fundamentals and the in-place rental rates compared to market rates.

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Domestic Consolidated Properties:
REMEC Corporate Campus 1 San Diego, CA	9/15/2004	1983	Office	100.00%	34	100.00%	$6,833
REMEC Corporate Campus 2 San Diego, CA	9/15/2004	1983	Office	100.00%	30	100.00%	6,125
REMEC Corporate Campus 3 San Diego, CA	9/15/2004	1983	Office	100.00%	37	100.00%	7,523
REMEC Corporate Campus 4 San Diego, CA	9/15/2004	1983	Office	100.00%	31	100.00%	6,186
300 Constitution Drive Boston, MA	11/3/2004	1998	Warehouse/ Distribution	100.00%	330	100.00%	19,805
Deerfield Commons(2) Atlanta, GA	6/21/2005	2000	Office	100.00%	122	100.00%	21,834
505 Century(3) Dallas, TX	1/9/2006	1997	Warehouse/ Distribution	100.00%	100	100.00%	6,095
631 International(3) Dallas, TX	1/9/2006	1998	Warehouse/ Distribution	100.00%	73	100.00%	5,407
660 North Dorothy(3) Dallas, TX	1/9/2006	1997	Warehouse/ Distribution	100.00%	120	87.50%	6,836
Bolingbrook Point III Chicago, IL	8/29/2007	2006	Warehouse/ Distribution	100.00%	185	53.18%	18,170
Cherokee Corporate Park(3) Spartanburg, SC	8/30/2007	2000	Warehouse/ Distribution	100.00%	60	0.00%	3,775
Community Cash Complex 1(3) Spartanburg, SC	8/30/2007	1960	Warehouse/ Distribution	100.00%	205	34.79%	2,690
Community Cash Complex 2(3) Spartanburg, SC	8/30/2007	1978	Warehouse/ Distribution	100.00%	145	83.50%	2,225
Community Cash Complex 3(3) Spartanburg, SC	8/30/2007	1981	Warehouse/ Distribution	100.00%	116	100.00%	1,701
Community Cash Complex 4(3) Spartanburg, SC	8/30/2007	1984	Warehouse/ Distribution	100.00%	33	100.00%	547
Community Cash Complex 5(3) Spartanburg, SC	8/30/2007	1984	Warehouse/ Distribution	100.00%	53	100.00%	824
Fairforest Building 1(3) Spartanburg, SC	8/30/2007	2000	Warehouse/ Distribution	100.00%	51	100.00%	2,974
Fairforest Building 2(3) Spartanburg, SC	8/30/2007	1999	Warehouse/ Distribution	100.00%	104	100.00%	5,379
Fairforest Building 3(3) Spartanburg, SC	8/30/2007	2000	Warehouse/ Distribution	100.00%	100	100.00%	5,760
Fairforest Building 4(3) Spartanburg, SC	8/30/2007	2001	Warehouse/ Distribution	100.00%	101	100.00%	5,640
Fairforest Building 5 Spartanburg, SC	8/30/2007	2006	Warehouse/ Distribution	100.00%	316	100.00%	16,968
Fairforest Building 6 Spartanburg, SC	8/30/2007	2005	Warehouse/ Distribution	100.00%	101	100.00%	7,469
Fairforest Building 7(3) Spartanburg, SC	8/30/2007	2006	Warehouse/ Distribution	100.00%	101	83.78%	5,626
Greenville/Spartanburg Industrial Park(3) Spartanburg, SC	8/30/2007	1990	Warehouse/ Distribution	100.00%	67	100.00%	3,388
Highway 290 Commerce Park Building 1(3) Spartanburg, SC	8/30/2007	1995	Warehouse/ Distribution	100.00%	150	100.00%	5,388
Highway 290 Commerce Park Building 5(3) Spartanburg, SC	8/30/2007	1993	Warehouse/ Distribution	100.00%	30	100.00%	1,420
Highway 290 Commerce Park Building 7(3) Spartanburg, SC	8/30/2007	1994	Warehouse/ Distribution	100.00%	88	0.00%	4,889
HJ Park Building 1 Spartanburg, SC	8/30/2007	2003	Warehouse/ Distribution	100.00%	70	100.00%	4,216
Jedburg Commerce Park(3) Charleston, SC	8/30/2007	2007	Warehouse/ Distribution	100.00%	513	100.00%	41,991
Kings Mountain I Charlotte, NC	8/30/2007	1998	Warehouse/ Distribution	100.00%	100	100.00%	5,497
Kings Mountain II Charlotte, NC	8/30/2007	2002	Warehouse/ Distribution	100.00%	301	100.00%	11,311

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Mount Holly Building Charleston, SC	8/30/2007	2003	Warehouse/ Distribution	100.00%	101	100.00%	6,208
North Rhett I Charleston, SC	8/30/2007	1973	Warehouse/ Distribution	100.00%	285	100.00%	10,302
North Rhett II Charleston, SC	8/30/2007	2001	Warehouse/ Distribution	100.00%	102	100.00%	7,073
North Rhett III Charleston, SC	8/30/2007	2002	Warehouse/ Distribution	100.00%	80	100.00%	4,812
North Rhett IV Charleston, SC	8/30/2007	2005	Warehouse/ Distribution	100.00%	316	100.00%	17,060
Orangeburg Park Building Charleston, SC	8/30/2007	2003	Warehouse/ Distribution	100.00%	101	100.00%	5,474
Orchard Business Park 2(3) Spartanburg, SC	8/30/2007	1993	Warehouse/ Distribution	100.00%	18	100.00%	761
Union Cross Building I Winston-Salem, NC	8/30/2007	2005	Warehouse/ Distribution	100.00%	101	100.00%	6,585
Union Cross Building II Winston-Salem, NC	8/30/2007	2005	Warehouse/ Distribution	100.00%	316	0.00%	17,216
Highway 290 Commerce Park Building 2(3) Spartanburg, SC	9/24/2007	1995	Warehouse/ Distribution	100.00%	100	100.00%	4,626
Highway 290 Commerce Park Building 6(3) Spartanburg, SC	11/1/2007	1996	Warehouse/ Distribution	100.00%	105	42.86%	3,760
Lakeside Office Center Dallas, TX	3/5/2008	2006	Office	100.00%	99	95.35%	17,994
Kings Mountain III Charlotte, NC	3/14/2008	2007	Warehouse/ Distribution	100.00%	542	100.00%	25,728
Enclave on the Lake(3) Houston, TX	7/1/2008	1999	Office	100.00%	171	100.00%	37,827
Avion Midrise III Washington, DC	11/18/2008	2002	Office	100.00%	71	100.00%	21,111
Avion Midrise IV Washington, DC	11/18/2008	2002	Office	100.00%	72	100.00%	21,112
13201 Wilfred Lane Minneapolis, MN	6/29/2009	1999	Warehouse/ Distribution	100.00%	335	100.00%	15,340
3011, 3055 & 3077 Comcast Place East Bay, CA	7/1/2009	1988	Office	100.00%	220	100.00%	49,000
140 Depot Street Boston, MA	7/31/2009	2009	Warehouse/ Distribution	100.00%	238	100.00%	18,950
12650 Ingenuity Drive Orlando, FL	8/5/2009	1999	Office	100.00%	125	100.00%	25,350
Crest Ridge Corporate Center I Minneapolis, MN	8/17/2009	2009	Office	100.00%	116	100.00%	28,419
West Point Trade Center Jacksonville, FL	12/30/2009	2009	Warehouse/ Distribution	100.00%	602	100.00%	29,000
5160 Hacienda Drive East Bay, CA	4/8/2010	1988	Office	100.00%	202	100.00%	38,500
10450 Pacific Center Court San Diego, CA	5/7/2010	1985	Office	100.00%	134	100.00%	32,750
225 Summit Ave Northern NJ	6/21/2010	1966	Office	100.00%	143	100.00%	40,600
One Wayside Road Boston, MA	6/24/2010	1998	Office	100.00%	200	100.00%	55,525
100 Tice Blvd. Northern NJ	9/28/2010	2007	Office	100.00%	209	100.00%	67,600
Ten Parkway North Chicago, IL	10/12/2010	1999	Office	100.00%	100	100.00%	25,000
4701 Gold Spike Drive Dallas, TX	10/27/2010	2002	Warehouse/ Distribution	100.00%	420	100.00%	20,300
1985 International Way Cincinnati, OH	10/27/2010	1998	Warehouse/ Distribution	100.00%	189	100.00%	14,800
Rickenbacker II(3)(10) Columbus, OH	10/27/2010	1999	Warehouse/ Distribution	100.00%	434	47.37%	8,600
Summit Distribution Center Salt Lake City, UT	10/27/2010	2001	Warehouse/ Distribution	100.00%	275	100.00%	13,400
3660 Deerpark Boulevard Jacksonville, FL	10/27/2010	2002	Warehouse/ Distribution	100.00%	322	100.00%	15,300

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Tolleson Commerce Park II Phoenix, AZ	10/27/2010	1999	Warehouse/ Distribution	100.00%	217	100.00%	9,200
Pacific Corporate Park(2) Washington, DC	11/15/2010	2002	Office	100.00%	696	100.00%	144,500
100 Kimball Drive Northern NJ	12/10/2010	2006	Office	100.00%	175	100.00%	60,250
Rickenbacker III(3)(10) Columbus, OH	12/17/2010	2001	Warehouse/ Distribution	100.00%	676	60.71%	13,400
70 Hudson New York City Metro, NJ	4/11/2011	2000	Office	100.00%	409	100.00%	155,000
90 Hudson New York City Metro, NJ	4/11/2011	2000	Office	100.00%	418	100.00%	155,000
Millers Ferry Road(3) Dallas, TX	6/2/2011	2011	Warehouse/ Distribution	100.00%	1,020	100.00%	40,784

Total Domestic Consolidated Properties					14,324	90.93%	1,528,709

International Consolidated Properties:
602 Central Blvd.(3) Coventry, UK	4/27/2007	2001	Office	100.00%	50	0.00%	23,847
Thames Valley Five Reading, UK	3/20/2008	1998	Office	100.00%	40	100.00%	29,572
Albion Mills Retail Park Wakefield, UK	7/11/2008	2000	Retail	100.00%	55	100.00%	22,098
Maskew Retail Park Peterborough, UK	10/23/2008	2007	Retail	100.00%	145	100.00%	53,740

Total International Consolidated Properties					290	82.77%	129,257

Total Consolidated Properties					14,614	90.77%	1,657,966

Domestic Unconsolidated Properties(4):
Buckeye Logistics Center(5) Phoenix, AZ	6/12/2008	2008	Warehouse/ Distribution	80.00%	605	100.00%	35,573
Afton Ridge Shopping Center(6) Charlotte, NC	9/18/2008	2007	Retail	90.00%	296	96.35%	44,530
AllPoints at Anson Bldg. 1(5) Indianapolis, IN	9/30/2008	2008	Warehouse/ Distribution	80.00%	1,037	100.00%	41,305
12200 President’s Court(5) Jacksonville, FL	9/30/2008	2008	Warehouse/ Distribution	80.00%	772	100.00%	29,995
201 Sunridge Blvd.(5) Dallas, TX	9/30/2008	2008	Warehouse/ Distribution	80.00%	823	100.00%	25,690
Aspen Corporate Center 500(5) Nashville, TN	9/30/2008	2008	Office	80.00%	180	100.00%	29,936
125 Enterprise Parkway(5) Columbus, OH	12/10/2008	2008	Warehouse/ Distribution	80.00%	1,142	100.00%	38,088
AllPoints Midwest Bldg. I(5) Indianapolis, IN	12/10/2008	2008	Warehouse/ Distribution	80.00%	1,200	100.00%	41,428
Celebration Office Center(5) Orlando, FL	5/13/2009	2009	Office	80.00%	101	100.00%	13,640
22535 Colonial Pkwy(3)(5) Houston, TX	5/13/2009	2009	Office	80.00%	90	100.00%	11,596
Fairfield Distribution Ctr. IX(5) Tampa, FL	5/13/2009	2008	Warehouse/ Distribution	80.00%	136	100.00%	7,151
Northpoint III(5) Orlando, FL	10/15/2009	2001	Office	80.00%	108	100.00%	14,592
Goodyear Crossing Ind. Park II(5) Phoenix, AZ	12/07/2009	2009	Warehouse/ Distribution	80.00%	820	100.00%	36,516
3900 North Paramount Parkway(5) Raleigh, NC	3/31/2010	1999	Office	80.00%	101	100.00%	11,176
3900 South Paramount Parkway(5) Raleigh, NC	3/31/2010	1999	Office	80.00%	119	100.00%	13,055
1400 Perimeter Park Drive(5) Raleigh, NC	3/31/2010	1991	Office	80.00%	45	100.00%	3,970
Miramar I(5)(7) Fort Lauderdale, FL	3/31/2010	2001	Office	80.00%	94	100.00%	13,645
Miramar II(5)(7) Fort Lauderdale, FL	3/31/2010	2001	Office	80.00%	129	100.00%	20,899

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
McAuley Place(3)(5) Cincinnati, OH	12/21/2010	2001	Office	80.00%	191	98.57%	28,000
Point West I(3)(5) Dallas, TX	12/21/2010	2008	Office	80.00%	183	100.00%	23,600
Sam Houston Crossing I(3)(5) Houston, TX	12/21/2010	2007	Office	80.00%	160	100.00%	20,400
Regency Creek(3)(5) Raleigh, NC	12/21/2010	2008	Office	80.00%	122	100.00%	18,000
Easton III(3)(5) Columbus, OH	12/21/2010	1999	Office	80.00%	135	100.00%	14,400
533 Maryville Centre(3)(5) St. Louis, MD	12/21/2010	2000	Office	80.00%	125	100.00%	19,102
555 Maryville Centre(3)(5) St. Louis, MD	12/21/2010	1999	Office	80.00%	127	67.84%	15,578
Norman Point I(3)(5) Minneapolis, MN	3/24/2011	2000	Office	80.00%	213	100.00%	34,080
Norman Point II(3)(5) Minneapolis, MN	3/24/2011	2007	Office	80.00%	324	100.00%	37,520
One Conway Park(3)(5) Chicago, IL	3/24/2011	1989	Office	80.00%	105	71.07%	12,320
West Lake at Conway(3)(5) Chicago, IL	3/24/2011	2008	Office	80.00%	99	67.83%	14,060
The Landings I(3)(5) Cincinnati, OH	3/24/2011	2006	Office	80.00%	176	100.00%	23,728
The Landings II(3)(5) Cincinnati, OH	3/24/2011	2007	Office	80.00%	175	96.06%	20,928
One Easton Oval(3)(5) Columbus, OH	3/24/2011	1997	Office	80.00%	125	55.30%	9,529
Two Easton Oval(3)(5) Columbus, OH	3/24/2011	1995	Office	80.00%	129	74.57%	10,195
Atrium I(3)(5) Columbus, OH	3/24/2011	1996	Office	80.00%	315	100.00%	36,200
Weston Pointe I(3)(5) Ft Lauderdale, FL	3/24/2011	1999	Office	80.00%	98	82.08%	15,507
Weston Pointe II(3)(5) Ft Lauderdale, FL	3/24/2011	2000	Office	80.00%	97	96.29%	18,701
Weston Pointe III(3)(5) Ft Lauderdale, FL	3/24/2011	2003	Office	80.00%	97	100.00%	18,867
Weston Pointe IV(3)(5) Ft Lauderdale, FL	3/24/2011	2006	Office	80.00%	96	100.00%	22,605

Total Domestic Unconsolidated Properties					10,890	97.86%	846,105

International Unconsolidated Properties
Amber Park(3)(8) Nottingham, UK	6/10/2010	1997	Warehouse/ Distribution	80.00%	208	100.00%	12,514
Brackmills(3)(8) Northampton, UK	6/10/2010	1984	Warehouse/ Distribution	80.00%	187	100.00%	13,407
Düren(3)(9) Rhine-Ruhr, Germany	6/10/2010	2008	Warehouse/ Distribution	80.00%	392	100.00%	13,148
Schönberg(3)(9) Hamburg, Germany	6/10/2010	2009	Warehouse/ Distribution	80.00%	454	100.00%	13,819
Langenbach(3)(9) Munich, Germany	10/28/2010	2010	Warehouse/ Distribution	80.00%	225	100.00%	18,573

Total International Unconsolidated Properties					1,466	100.00%	71,461

Total Unconsolidated Properties(4)					12,356	98.11%	917,566

Total Properties(4)					26,970	94.13%	$2,575,532

(1)	Approximate total acquisition cost represents the pro rata purchase price inclusive of customary closing costs and acquisition fees/acquisition expenses.

(2)	Includes undeveloped land zoned for future use.

(3)	This property was unencumbered and not secured by mortgage debt as of June 30, 2011.

(4)	Does not include CBRE Strategic Partners Asia properties.

(5)	This property is held through the Duke joint venture.

(6)	This property is held through the Afton Ridge joint venture.

(7)	Consolidated properties acquired on December 31, 2009 and contributed to the Duke joint venture during March 2010.

(8)	This property is held through the UK JV.

(9)	This property is held through the European JV.

(10)	Real estate held for sale as of June 30, 2011.

Property Type Concentration

Our property type concentrations as of June 30, 2011 are as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Property Type	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
Office	24	3,904	$1,077,458	29	4,059	$545,829	53	7,963	$1,623,287
Warehouse/ Distribution	49	10,510	504,670	13	8,001	327,207	62	18,511	831,877
Retail	2	200	75,838	1	296	44,530	3	496	120,368

Total	75	14,614	$1,657,966	43	12,356	$917,566	118	26,970	$2,575,532

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia which is not material.

Geographic Concentration

Our geographic concentrations as of June 30, 2011 are as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Domestic	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
New Jersey	5	1,353	$478,450	—	—	$—	5	1,353	$478,450
Florida	3	1,048	69,650	10	1,728	175,602	13	2,776	245,252
Texas	7	2,003	135,243	4	1,255	81,286	11	3,258	216,529
Ohio	2	1,110	22,000	8	2,388	181,068	10	3,498	203,068
Virginia	3	839	186,723	—	—	—	3	839	186,723
South Carolina	28	3,614	182,946	—	—	—	28	3,614	182,946
North Carolina	5	1,360	66,337	5	683	90,731	10	2,043	157,068
California	7	688	146,917	—	—	—	7	688	146,917
Minnesota	2	452	43,759	2	537	71,600	4	989	115,359
Massachusetts	3	769	94,280	—	—	—	3	769	94,280
Indiana	—	—	—	2	2,237	82,733	2	2,237	82,733
Arizona	1	217	9,200	2	1,425	72,089	3	1,642	81,289
Illinois	2	285	43,170	2	205	26,380	4	490	69,550
Missouri	—	—	—	2	252	34,680	2	252	34,680
Tennessee	—	—	—	1	180	29,936	1	180	29,936
Georgia	1	122	21,834	—	—	—	1	122	21,834
Kentucky	1	189	14,800	—	—	—	1	189	14,800
Utah	1	275	13,400	—	—	—	1	275	13,400

Total Domestic	71	14,324	1,528,709	38	10,890	846,105	109	25,214	2,374,814

International
United Kingdom	4	290	129,257	2	395	25,921	6	685	155,178
Germany	—	—	—	3	1,071	45,540	3	1,071	45,540

Total International	4	290	129,257	5	1,466	71,461	9	1,756	200,718

Total	75	14,614	$1,657,966	43	12,356	$917,566	118	26,970	$2,575,532

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia which is not material.

Significant Tenants

The following table details our largest tenants as of June 30, 2011 (in thousands):

	Tenant	Primary Industry	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
			Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
1	Barclay’s Capital	Financial Services	409	$12,278	—	—	409	$12,278
2	General Services Administration	Government	71	2,263	378	8,391	449	10,654
3	Raytheon Company	Defense and Aerospace	666	9,495	—	—	666	9,495
4	Amazon.com, Inc(2)	Internet Retail	—	—	2,462	8,964	2,462	8,964
5	National Union Fire Insurance Company	Insurance	172	6,010			172	6,010
6	Nuance Communications	Software	201	5,535	—	—	201	5,535
7	Lord Abbett & Co	Financial Services	149	5,211			149	5,211
8	Eisai	Pharmaceutical and Health Care Related	209	4,772	—	—	209	4,772
9	Comcast	Telecommunications	220	4,697	—	—	220	4,697
10	Deloitte	Professional Services	175	4,390	—	—	175	4,390
11	Barr Laboratories	Pharmaceutical and Health Care Related	143	4,061	—	—	143	4,061
12	Unilever(3)	Consumer Products	—	—	1,595	3,864	1,595	3,864
13	PPD Development	Pharmaceutical and Health Care Related	—	—	251	3,688	251	3,688
14	Eveready Battery Company	Consumer Products	—	—	168	3,568	168	3,568
15	NDB Capital Markets	Financial Services	97	3,400	—	—	97	3,400
16	Carl Zeiss	Pharmaceutical and Health Care Related	202	3,336	—	—	202	3,336
17	Whirlpool Corporation	Consumer Products	1,020	3,212			1,020	3,212
18	ConAgra Foods	Food Service and Retail	742	3,028	—	—	742	3,028
19	American LaFrance	Vehicle Related Manufacturing	513	2,979	—	—	513	2,979
20	Prime Distribution Services	Logistics and Distribution	—	—	1,200	2,958	1,200	2,958
21	Nationwide Mutual Insurance Co	Insurance	—	—	315	2,869	315	2,869
22	Kellogg’s	Consumer Products	—	—	1,142	2,817	1,142	2,817
23	Time Warner	Telecommunications	134	2,814	—	—	134	2,814
24	B&Q	Home Furnishings/Home Improvement	104	2,685	—	—	104	2,685
25	Syngenta Seed’s	Agriculture	116	2,472	—	—	116	2,472
26	Dr. Pepper Snapple	Food Service and Retail	601	2,460	—	—	601	2,460
27	REMEC	Defense and Aerospace	133	2,431	—	—	133	2,431
28	Verizon Wireless(4)	Telecommunications	—	—	180	2,246	180	2,246
29	Royal Caribbean Cruises	Travel/Leisure	—	—	129	2,182	129	2,182
30	Iowa College Acquisition Corp(5)	Education	124	2,179	—	—	124	2,179
31	Citicorp North America, Inc.	Financial Services	—	—	194	2,081	194	2,081
32	American Home Mortgage	Financial Services	—	—	183	2,024	183	2,024
33	Best Buy	Specialty Retail	238	1,657	30	317	268	1,974
34	NCS Pearson, Inc.	Education	—	—	153	1,963	153	1,963
35	Markel Midwest, Inc.	Insurance	100	1,892	—	—	100	1,892
36	Disney	Travel/Leisure	—	—	101	1,855	101	1,855
37	Lockheed Martin	Defense and Aerospace	71	1,847	—	—	71	1,847
38	Mercy Health Partners of SW Ohio	Pharmaceutical and Health Care Related	—	—	113	1,795	113	1,795
39	ABB, Inc.	Other Manufacturing	—	—	91	1,641	91	1,641
40	Regus	Executive Office Suites	86	1,602	—	—	86	1,602
	Other (221 tenants)		6,569	28,309	3,438	30,934	10,007	59,243

			13,265	$125,015	12,123	$84,157	25,388	$209,172

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

(3)	Our tenant is CONOPCO, Inc., a wholly-owned subsidiary of Unilever.

(4)	Verizon Wireless is the d/b/a for Cellco Partnership.

(5)	Our tenant is Iowa College Acquisitions Corp., an operating subsidiary of Kaplan, Inc. The lease is guaranteed by Kaplan Inc.

Tenant Industries

Our tenants operate across a wide range of industries. The following table details our tenant-industry concentrations as of June 30, 2011(in thousands):

	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
Primary Tenant Industry Category	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
Financial Services	837	$22,471	489	$5,783	1,326	$28,254
Pharmaceutical and Health Care Related	905	13,778	681	8,086	1,586	21,864
Defense and Aerospace	901	14,504	7	121	908	14,625
Consumer Products	1,184	4,139	3,337	9,757	4,521	13,896
Logistics and Distribution	1,772	6,272	2,023	6,718	3,795	12,990
Insurance	271	7,902	434	4,496	705	12,398
Telecommunications	687	9,082	195	2,444	882	11,526
Government	72	2,263	378	8,391	450	10,654
Internet Retailer	330	1,425	2,462	8,964	2,792	10,389
Other Manufacturing	909	3,158	319	5,795	1,228	8,953
Food Service and Retail	2,017	7,477	37	467	2,054	7,944
Professional Services	243	5,134	178	2,355	421	7,489
Education	124	2,179	364	5,216	488	7,395
Business Services	736	2,874	308	3,708	1,044	6,582
Software	201	5,535	22	357	223	5,892
Home Furnishings/Home Improvement	462	4,598	73	1,173	535	5,771
Vehicle Related Manufacturing	828	4,537	—	—	828	4,537
Specialty Retail	391	3,191	111	1,178	502	4,369
Travel and Leisure	—	—	240	4,217	240	4,217
Agriculture	116	2,472	9	95	125	2,567
Apparel Retail	—	—	227	2,012	227	2,012
Executive Office Suites	86	1,602	—	—	86	1,602
Utilities	—	—	127	1,516	127	1,516
Petroleum and Mining	171	299	55	646	226	945
Other Retail	22	123	47	662	69	785

Total	13,265	$125,015	12,123	$84,157	25,388	$209,172

(1)

Net Rentable Square Feet for Unconsolidated Properties is at 100%. Annualized Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia which is not material.

Tenant Lease Expirations

The following table sets forth a schedule of expiring leases for our consolidated and unconsolidated properties as of June 30, 2011 (Expiring Net Rentable Square Feet and Expiring Base Rent in thousands):

	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
	Expiring Net Rentable Square Feet	Expiring Base Rent	Expiring Net Rentable Square Feet	Expiring Base Rent	Number of Expiring Leases	Expiring Net Rentable Square Feet	Expiring Base Rent	Percentage of Expiring Base Rent
2011 (Six months ending December 31, 2011)	555	$1,806	69	$979	20	624	$2,785	1.21%
2012	824	12,385	186	2,585	38	1,010	14,970	6.48%
2013	1,605	8,599	641	5,247	41	2,246	13,846	5.99%
2014	697	4,247	147	1,976	26	844	6,223	2.69%
2015	1,396	7,919	389	4,053	29	1,785	11,972	5.18%
2016	818	14,398	746	11,638	20	1,564	26,036	11.27%
2017	267	3,832	1,373	12,082	21	1,640	15,914	6.89%
2018	743	8,518	2,784	14,875	18	3,527	23,393	10.12%
2019	1,697	13,239	3,725	18,337	15	5,422	31,576	13.67%
2020	601	12,973	16	162	8	617	13,135	5.68%
2021	2,562	26,341	1,353	9,766	10	3,915	36,107	15.63%
Thereafter	1,500	24,855	694	10,233	15	2,194	35,088	15.19%

Total	13,265	$139,112	12,123	$91,933	261	25,388	$231,045	100.00%

Weighted Average Expiration (years)		7.93		7.44				7.74

(1)

Expiring Net Rentable Square Feet for Unconsolidated Properties is at 100%. Expiring Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia which is not material.

Property Portfolio Size

Our portfolio size at the end of each quarter since commencement of our initial public offering through June 30, 2011 is as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Cumulative Property Portfolio as of:	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
9/30/2006	9	878	$86,644	—	—	$—	9	878	$86,644
12/31/2006	9	878	86,644	—	—	—	9	878	86,644
3/31/2007	9	878	86,644	—	—	—	9	878	86,644
6/30/2007	10	928	110,491	—	—	—	10	928	110,491
9/30/2007	42	5,439	348,456	—	—	—	42	5,439	348,456
12/31/2007	44	5,576	353,594	—	—	—	44	5,576	353,594
3/31/2008	47	6,257	426,856	—	—	—	47	6,257	426,856
6/30/2008	47	6,257	426,856	1	605	35,636	48	6,862	462,492
9/30/2008	49	6,483	486,777	6	3,307	193,773	55	9,790	680,550
12/31/2008	52	6,771	582,682	8	5,649	273,205	60	12,420	855,887
3/31/2009	52	6,771	582,717	8	5,649	273,130	60	12,420	855,847
6/30/2009	53	7,106	598,103	11	5,976	305,308	64	13,082	903,411
9/30/2009	57	7,805	719,822	11	5,976	305,202	68	13,781	1,025,024
12/31/2009	60	8,630	791,314	13	6,904	356,158	73	15,534	1,147,472
3/31/2010	58	8,407	748,835	18	7,392	418,818	76	15,799	1,167,653
6/30/2010	62	9,086	916,210	22	8,633	471,615	84	17,719	1,387,825
9/30/2010	63	9,295	983,810	22	8,633	471,615	85	17,928	1,455,425
12/31/2010	73	12,800	1,308,560	30	9,901	629,268	103	22,701	1,937,828
3/31/2011	73	12,800	1,308,560	43	11,950	903,508	116	24,750	2,212,068
6/30/2011…….	75	14,614	1,657,966	43	12,356	917,566	118	26,970	2,575,532

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

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $733,000 and $83,000 as of June 30, 2011 and December 31, 2010, respectively.

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

Accounting for Derivative Financial Investments and Hedging Activities

All of our derivative instruments are carried at fair value on the balance sheet. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. We periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within shareholders’ equity. Calculation of the fair value of derivative instruments also requires management to use estimates. Amounts will be reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings.

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

We disclose the fair values of derivative instruments and their gains and losses in a tabular format. We also provide more information about our liquidity by disclosing derivative features that are credit risk-related. Finally, we cross-reference within footnotes to enable financial statement users to locate important information about derivative instruments; See Note 15 to the consolidated financial statements “Derivative Instruments” and Note 17 to the consolidated financial statements “Fair Value of Financial Instruments and Investments” for a further discussion of our derivative financial instruments.

Fair Value of Financial Instruments and Investments

We elected to apply the fair value option for one of our eligible mortgage notes payable that was issued debt during the year ended December 31, 2008. The measurement of the elected mortgage note payable at its fair value and its impact on the statement of operations is described in Note 16 to the consolidated financial statements “Fair Value Option—Note Payable” and Note 17 to the consolidated financial statements “Fair Value of Financial Instruments and Investments.”

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

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable period ended December 31, 2004. To qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) as defined in the Internal Revenue Code, to our shareholders and satisfy certain other organizational and operating requirements. We generally will not be subject to U.S. federal income taxes if we distribute 100% of our net taxable income each year to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to U.S. federal income taxes and excise taxes on our undistributed taxable income. Except as discussed below, we believe that we have met all of the REIT distribution and technical requirements for the six months ended June 30, 2011 and the year ended December 31, 2010. We intend to continue to adhere to these requirements and maintain our REIT qualification.

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

We submitted a request to the IRS for a closing agreement under which the IRS would grant us relief with respect to payments we made to shareholders under our DRIP and in respect of certain custodial fees we paid on behalf of some of our IRA shareholders, in each case, which payments could be treated as preferential dividends under the rules applicable to REITs (collectively, the “Tax Matters”). On July 8, 2011, we and the Investment Advisor entered into a closing agreement with the IRS, pursuant to which (i) the IRS agreed not to challenge our dividends as preferential as a result of the Tax Matters and (ii) the Investment Advisor paid a compliance fee of approximately $135,000 to the IRS. We will not reimburse the Investment Advisor for its payment of the compliance fee. As a result of our entering into the closing agreement with the IRS, we believe that we have fully resolved the Tax Matters.

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

On December 21, 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, to address differences in the ways entities have interpreted the requirements of ASC 805, Business Combinations, or ASC 805, for disclosures about pro forma revenue and earnings in a business combination. The ASU states that “if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.” In addition, the ASU “expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.” The amendments in this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 has not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued, ASU 2011-04 to the Fair Value Measurements topic of the Accounting Standards Codification (“ASC”). The ASU eliminates unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards, expands the disclosure requirements of the Fair Value Measurements and Disclosure topic of the ASC for fair value measurements and makes other amendments, including:

¡	limiting the highest-and-best-use and valuation-premise concepts only to measuring the fair value of nonfinancial assets;

¡

permitting an exception to fair value measurement principles for financial assets and financial liabilities (and derivatives) with offsetting positions in market risk or counterparty credit risk when several criteria are met. When the criteria are met, an entity can measure the fair value of the net risk position;

¡

clarifying that premiums or discounts that reflect size as a characteristic of the reporting entity’s holding rather than as a characteristic of the asset or liability (for example, a control premium when measuring the fair value of a controlling interest) are not permitted in a fair value measurement; and

¡	prescribing a model for measuring the fair value of an instrument classified in shareholders’ equity; this model is consistent with the guidance on measuring the fair value of liabilities.

ASU 2011-04 expands the Fair Value Measurements topic’s disclosure requirements, particularly for fair value measurements categorized in Level 3 of the fair value hierarchy: (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation processes in place (e.g., how the entity decides its valuation policies and procedures, as well as changes in its analyses of fair value measurements, from period to period), and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs.

ASU 2011-04 is applicable to our Company for interim and annual periods beginning after December 15, 2011. The adoption of this ASU is not expected to have a material effect on our consolidated financial statements Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (included in ASC 220, Comprehensive Income), or ASU 2011-05, which amends existing guidance to allow only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income, or (2) in two separate but consecutive financial statements consisting of an income statement followed by a statement of other comprehensive income. ASU 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We do not anticipate that the adoption of ASU 2011-05 will have a material impact on our consolidated financial statements.

Other Accounting Standards Updates not effective until after June 30, 2011 are not expected to have a material impact on our consolidated financial statements.

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

Offering costs totaling $28,512,000 and $26,462,000 were incurred during the six months ended June 30, 2011 and 2010, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Offering costs incurred through June 30, 2011 totaled $175,850,000. Of the total amount, $159,240,000 was incurred to CNL Securities Corp., as Dealer Manager; $3,969,000 was incurred to CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor; $760,000 was incurred to the Investment Advisor for reimbursable marketing costs and $11,881,000 was incurred to other service providers. Each party will be paid the amount incurred from proceeds of the public offering. As of June 30, 2011 and December 31, 2010, the accrued offering costs payable to related parties included in our consolidated balance sheets were $1,738,000 and $917,000, respectively. Offering costs payable to unrelated parties of $179,000 and $115,000 at June 30, 2011 and December 31, 2010, respectively, were included in accounts payable and accrued expenses.

The Investment Advisor earned investment management fees of $5,273,000 and $2,687,000 for the three months ended June 30, 2011 and 2010, respectively; and $9,570,000 and $5,118,000 for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and December 31, 2010, the investment management fees payable to related party in our consolidated balance sheets were $1,692,000 and $1,330,000, respectively. In connection with services provided to the Investment Advisor, CNL Fund Management Company, the Sub-Advisor and affiliate of the Dealer Manager pursuant to a sub-advisory agreement dated August 21, 2006, was paid by the Investment Advisor $728,000 and $371,000 for the three months ended June 30, 2011 and 2010, respectively; and $1,321,000 and $707,000 for the six months ended June 30, 2011 and 2010, respectively.

On January 30, 2009, we entered into that certain Second Amendment Advisory Agreement that permits the Investment Advisor to earn an acquisition fee of up to 1.5% of (i) the purchase price of real estate investments acquired by us, including any debt attributable to such investments, or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. The Investment Advisor earned acquisition fees of $5,262,000 and $3,304,000 for the three months ended June 30, 2011 and 2010, respectively; and $9,376,000 and $3,600,000 for the six months ended June 30, 2011 and 2010, respectively. In connection with services provided to the Investment Advisor, the Sub Advisor, pursuant to a sub advisory agreement, was paid by the Investment Advisor acquisition fees of $984,000 and $618,000 for the three months ended June 30, 2011 and 2010, respectively; and $1,753,000 and $673,000 for the six months ended June 30, 2011 and 2010, respectively. The Investment Advisor earned $351,000 and $330,000 in acquisition related expenses during the three months ended June 30, 2011 and 2010, respectively; and $625,000 and $373,000 for the six months ended June 30, 2011 and 2010, respectively. Prior to the adoption of “Business Combinations” on January 1, 2009, these acquisitions fees and expenses were capitalized to investments in real estate and related intangibles.

The Investment Advisor earned a construction supervision fee of $212,000 for the three and six months ended June 30, 2011. There were no construction supervision fees earned in 2010.

Rental Operations

Our reportable segments consist of three types of commercial real estate properties for which our management internally evaluates operating performance and financial results: the Domestic Industrial Properties, Domestic Office Properties and International Office/Retail Properties. We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, management fees and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our company-level general and administrative expenses. The following tables compare the net operating income for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Domestic Industrial Properties
Revenues:
Rental	$7,182	$5,487	$14,110	$11,300
Tenant Reimbursements	1,678	1,295	3,342	2,553

Total Revenues	8,860	6,782	17,452	13,853

Property and Related Expenses:
Operating and Maintenance	495	395	943	733
General and Administrative	216	116	337	162
Property Management Fee to Related Party	53	77	136	138
Property Taxes	1,583	1,455	3,211	2,886

Total Expenses	2,347	2,043	4,627	3,919

Net Operating Income	6,513	4,739	12,825	9,934

Domestic Office Properties
Revenues:
Rental	20,886	7,612	37,052	14,861
Tenant Reimbursements	5,662	1,467	9,533	3,046

Total Revenues	26,548	9,079	46,585	17,907

Property and Related Expenses:
Operating and Maintenance	3,490	957	6,216	2,114
General and Administrative	166	84	296	171
Property Management Fee to Related Party	47	27	303	60
Property Taxes	3,076	1,096	5,523	2,286

Total Expenses	6,779	2,164	12,338	4,631

Net Operating Income	19,769	6,915	34,247	13,276

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
International Office/Retail Properties
Revenues:
Rental	1,537	1,535	3,135	3,475
Tenant Reimbursements	92	55	135	136

Total Revenues	1,629	1,590	3,270	3,611

Property and Related Expenses:
Operating and Maintenance	119	59	358	139
General and Administrative	(78)	86	75	121
Property Management Fee to Related Party	75	72	146	142

Total Expenses	116	217	579	402

Net Operating Income	1,513	1,373	2,691	3,209

Reconciliation to Consolidated Net Loss
Total Segment Net Operating Income	27,795	13,027	49,763	26,419
Interest Expense	9,385	3,238	15,395	6,333
General and Administrative	1,071	1,553	2,213	2,224
Investment Management Fee to Related Party	5,235	2,687	9,493	5,118
Acquisition Expenses	6,852	4,841	11,493	5,219
Depreciation and Amortization	14,972	6,717	27,245	13,960

	(9,720)	(6,009)	(16,076)	(6,435)

Other Income and Expenses
Interest and Other Income	435	91	811	689
Net Settlement Payments on Interest Rate Swaps	(180)	(230)	(354)	(444)
(Loss) Gain on Interest Rate Swaps	(108)	(115)	145	(503)
Loss on Note Payable at Fair Value	(8)	(5)	(34)	(78)
Loss on Early Extinguishment of Debt	0	0	0	(73)

Loss from Continuing Operations Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	(9,581)	(6,268)	(15,508)	(6,844)

Provision for Income Taxes	(230)	(70)	(300)	(85)
Equity in Income of Unconsolidated Entities	341	2,109	3,551	2,846

Net Loss from Continuing Operations	(9,470)	(4,229)	(12,257)	(4,083)

Discontinued Operations
Income from Discontinued Operations	220	0	395	0
Realized Loss from Sale	(126)	0	(126)	0

Income From Discontinued Operations	94	0	269	0

Net Loss	(9,376)	(4,229)	(11,988)	(4,083)

Net Loss Attributable to Non-Controlling Operating Partnership Units	13	8	16	7

Net Loss Income Attributable to CB Richard Ellis Realty Trust Shareholders	$(9,363)	$(4,221)	$(11,972)	$(4,076)

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

Consolidated Results of Operations

Comparison of Three Months Ended June 30, 2011 to Three Months Ended June 30, 2010

Revenues

Rental

Rental revenue increased $14,971,000, or 102%, to $29,605,000 during the three months ended June 30, 2011 compared to $14,634,000 for the three months ended June 30, 2010. The increase was due to the acquisitions of 5160 Hacienda Drive, 10450 Pacific Center Court, 225 Summit Avenue, One Wayside Road, 100 Tice Blvd., Ten Parkway North, Pacific Corporate Park, 100 Kimball Drive, 4701 Gold Spike Drive, 1985 International Way, Rickenbacker II, Rickenbacker III, Summit Distribution Center, 3660 Deerpark Boulevard, and Tolleson Commerce Park II (the “2010 Acquisitions”) during the year ended December 31, 2010 and the acquisitions of 70 Hudson, 90 Hudson and Millers Ferry Road (the “2011 Acquisitions”) during the three months ended June 30, 2011.

Tenant Reimbursements

Tenant reimbursements increased $4,615,000, or 164%, to $7,432,000 for the three months ended June 30, 2011 compared to $2,817,000 for the three months ended June 30, 2010, due primarily to tenant reimbursement revenue from the 2010 Acquisitions and 2011 Acquisitions.

Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $2,693,000, or 191%, to $4,104,000 for the three months ended June 30, 2011 compared to $1,411,000 for the three months ended June 30, 2010. The increase was due to the 2010 Acquisitions and 2011 Acquisitions and increased operating and maintenance expenses associated with our vacant properties.

Property Taxes

Property tax expense increased $2,108,000, or 83%, to $4,659,000 for the three months ended June 30, 2011 compared to $2,551,000 for the three months ended June 30, 2010. The increase in property taxes was due to the 2010 Acquisitions and 2011 Acquisitions.

Interest

Interest expense increased $6,147,000, or 190%, to $9,385,000 for the three months ended June 30, 2011 compared to $3,238,000 for the three months ended June 30, 2010 as a result of the assumption of debt related to the 2010 acquisition of One Wayside Road and 100 Tice Blvd. and related to the 2011 acquisitions of 70 Hudson and 90 Hudson, placing debt on Pacific Corporate Park, Ten Parkway North, 100 Kimball Drive and Kings Mountain III and interest related to the revolving credit facility with Wells Fargo Bank, N.A., (the “Wells Fargo Credit Facility”).

General and Administrative

General and administrative expense decreased $464,000, or 25%, to $1,375,000 for the three months ended June 30, 2011 compared to $1,839,000 for the three months ended June 30, 2010. Of the total decrease, $290,000 was due to the decrease in organizational cost; $212,000 was due to restricted common shares granted to our independent trustees in 2010; $165,000 was due to the decrease in shareholders servicing fees and report production costs; $47,000 was due to the decrease in non-recoverable operating and maintenance expenses; $48,000 was due to the decrease in general audit fees and Sarbanes-Oxley assistance offset by the increase of $245,000 in professional fees; $34,000 in legal expenses and $19,000 in directors’ and officers’ insurance and expenses.

Property Management Fee and Investment Management Fee to Related Party

Property management fee and investment management fee to related party increased $2,547,000, or 89%, to $5,410,000 for three months ended June 30, 2011 compared to $2,863,000 for the three months ended June 30, 2010. The increase was due to an increase in assets under management.

Acquisition Expenses

Acquisition expenses increased $2,011,000, or 42%, to $6,852,000 for the three months ended June 30, 2011 compared to $4,841,000 for the three months ended June 30, 2011. The increase was related to the 2011 Acquisitions and the acquisitions by the Duke joint venture of the Office Portfolio, which consists of 20 office properties, in March 2011.

Depreciation and Amortization

Depreciation and amortization expense increased $8,255,000, or 123%, to $14,972,000 for the three months ended June 30, 2011 as compared to $6,717,000 for the three months ended June 30, 2010. The net increase was related to the 2010 Acquisitions and 2011 Acquisitions.

Interest and Other Income

Interest and other income increased $344,000, or 378%, to $435,000 for the three months ended June 30, 2011 compared to $91,000 for the three months ended June 30, 2010. The increase was primarily due to the recognition of miscellaneous revenue resulting from the Cherokee Park settlement agreement, sub lease payments at 225 Summit Avenue and Tolleson Commerce Park mineral rights payments for the three months ended June 30, 2011.

Net Settlement Payments on Interest Rate Swaps

During the three months ended June 30, 2011, we made net payments on interest rate swaps of $180,000 compared to $230,000 during the three months ended June 30, 2010. The decrease is a result of higher variable interest rates for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Loss on Interest Rate Swaps and Cap

During the three months ended June 30, 2011, our derivative instruments generated a loss of $108,000 as compared to a loss of $115,000 for the three months ended June 30, 2010 or a year to year loss reduction of $7,000.

Loss on Note Payable at Fair Value

Loss on note payable increased by $3,000, or 60%, to $8,000 for the three months ended June 30, 2011 compared to $5,000 for the three months ended June 30, 2010. The year to year change is attributable to a stabilization of UK interest rate spreads and base rates used to value the loan.

Provision for Income Taxes

Provision for income taxes increased $160,000, or 229%, to $230,000 for the three months ended June 30, 2011 compared to $70,000 for the three months ended June 30, 2010 resulting primarily from increased tax liabilities in a number of states in which we hold properties.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities decreased $1,768,000, or 84%, to $341,000 for the three months ended June 30, 2011 compared to $2,109,000 for the three months ended June 30, 2010. The decrease was primarily due to the interest expense and the financing costs amortization for the Duke joint venture unsecured term loan for the three months ended June 30, 2011.

Discontinued Operations

Income from discontinued operations for the three months ended June 30, 2011 was $94,000. Revenues and expenses from discontinued operations represent the activities of the held for sale portfolio of two industrial warehouse distribution buildings acquired during the three months ended December 31, 2010. The properties are currently held for sale and are under contract to be sold during the three months ended September 30, 2011. There were no discontinued operations in the three months ended June 30, 2010.

Net Loss Attributable to Non-Controlling Operating Partnership Units

During the three months ended June 30, 2011, net loss attributable to non-controlling interest was $13,000 compared to $8,000 for the three months ended June 30, 2010, or a year to year increase of $5,000.

Consolidated Results of Operations

Comparison of Six Months Ended June 30, 2011 to Six Months Ended June 30, 2010

Revenues

Rental

Rental revenue increased $24,661,000, or 83%, to $54,297,000 during the six months ended June 30, 2011 compared to $29,636,000 for the six months ended June 30, 2010. The increase was due to the acquisitions of the 2010 Acquisitions during the year ended December 31, 2010 and the acquisitions of the 2011 Acquisitions during the three months ended June 30, 2011.

Tenant Reimbursements

Tenant reimbursements increased $7,275,000, or 127%, to $13,010,000 for the six months ended June 30, 2011 compared to $5,735,000 for the six months ended June 30, 2010, due primarily to tenant reimbursement revenue from the 2010 Acquisitions and 2011 Acquisitions.

Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $4,531,000, or 152%, to $7,517,000 for the six months ended June 30, 2011 compared to $2,986,000 for the six months ended June 30, 2010. The increase was due to the 2010 Acquisitions and 2011 Acquisitions and increased operating and maintenance expenses associated with our vacant properties.

Property Taxes

Property tax expense increased $3,562,000, or 69%, to $8,734,000 for the six months ended June 30, 2011 compared to $5,172,000 for the six months ended June 30, 2010. The increase in property taxes was due to the 2010 Acquisitions and 2011 Acquisitions.

Interest

Interest expense increased $9,062,000, or 143%, to $15,395,000 for the six months ended June 30, 2011 compared to $6,333,000 for the six months ended June 30, 2010 as a result of the assumption of debt related to the 2010 acquisition of One Wayside Road and 100 Tice Blvd. and to the 2011 acquisitions of 70 Hudson and 90 Hudson, placing debt on Pacific Corporate Park, Ten Parkway North, 100 Kimball Drive and Kings Mountain III and interest related to the revolving credit facility with Wells Fargo Bank, N.A., (the “Wells Fargo Credit Facility”).

General and Administrative

General and administrative expense increased $243,000, or 9%, to $2,921,000 for the six months ended June 30, 2011 compared to $2,678,000 for the six months ended June 30, 2010. Of the total increase, $560,000 was due to the increase of in professional fees; $217,000 was due to the increase in general audit fees and Sarbanes-Oxley assistance; $70,000 was due to the increase in legal expenses; $25,000 was due to the increase in directors’ and officers’ insurance and expenses; $25,000 was due to the increase in non-recoverable operating and maintenance expenses offset by the reduction of $290,000 in organizational costs; $212,000 was due to restricted common shares granted to our independent trustees in 2010; and $152,000 in shareholders servicing fees and report production costs.

Property Management Fee and Investment Management Fee to Related Party

Property management fee and investment management fee to related party increased $4,620,000, or 85%, to $10,078,000 for the six months ended June 30, 2011 compared to $5,458,000 for the six months ended June 30, 2010. The increase was due to an increase in assets under management.

Acquisition Expenses

Acquisition expenses increased $6,274,000, or 120%, to $11,493,000 for the six months ended June 30, 2011 compared to $5,219,000 for the six months ended June 30, 2010. The increase was related to the 2011 Acquisitions and the acquisitions by the Duke joint venture of the Office Portfolio, which consists of 20 office properties, in March 2011.

Depreciation and Amortization

Depreciation and amortization expense increased $13,285,000, or 95%, to $27,245,000 for the six months ended June 30, 2011 as compared to $13,960,000 for the six months ended June 30, 2010. The net increase was related to the 2010 and 2011 Acquisitions.

Interest and Other Income

Interest and other income increased $122,000, or 18%, to $811,000 for the six months ended June 30, 2011 compared to $689,000 for the six months ended June 30, 2010. The increase was primarily due to the recognition of additional miscellaneous revenue resulting from the Cherokee Park settlement agreement, sub lease payments at 225 Summit Avenue and Tolleson Commerce Park mineral rights payments.

Net Settlement Payments on Interest Rate Swaps

During the six months ended June 30, 2011, we made net payments on interest rate swaps of $354,000 compared to $444,000 during the six months ended June 30, 2010. The decrease is a result of higher variable interest rates for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Gain (Loss) on Interest Rate Swaps and Cap

During the six months ended June 30, 2011, our derivative instruments generated income of $145,000 as compared to a loss of $503,000 for the six months ended June 30, 2010 or a year to year increase of $648,000.

Loss on Note Payable at Fair Value

Loss on note payable decreased by $44,000, or 56%, to $34,000 for the six months ended June 30, 2011 compared to $78,000 for the six months ended June 30, 2010. The year to year change is attributable to a stabilization of UK interest rate spreads and base rates used to value the loan.

Loss on Early Extinguishment of Debt

During the six months ended June 30, 2010, we repaid in full the existing loan at 602 Central Blvd. and incurred expense of $73,000. There was no extinguishment of debt activity during the six months ended June 30, 2011.

Provision for Income Taxes

Provision for income taxes increased $215,000, or 253%, to $300,000 for the six months ended June 30, 2011 compared to $85,000 for the six months ended June 30, 2010 resulting primarily from increased tax liabilities in a number of states in which we hold properties.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities increased $705,000, or 25%, to $3,551,000 for the six months ended June 30, 2011 compared to $2,846,000 for the six months ended June 30, 2010. The increase was primarily due to the acquisition of additional properties by the Duke joint venture and improved operating results attributable to our investment in the UK JV and the European JV during the six months ended June 30, 2011.

Discontinued Operations

Income from discontinued operations for the six months ended June 30, 2011 was $269,000. Revenues and expenses from discontinued operations represent the activities of the held for sale portfolio of two industrial and warehouse distribution buildings acquired during the three months ended December 31, 2010. The properties are currently held for sale and are under contract to be sold during the three months ended September 30, 2011. There were no discontinued operations in the six months ended June 30, 2010.

Net Loss Attributable to Non-Controlling Operating Partnership Units

During the six months ended June 30, 2011, net loss attributable to non-controlling interest was $16,000 compared to $7,000 for the six months ended June 30, 2010, or a year to year increase of $9,000.

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

Historical Cash Flows

Our net cash provided by operating activities increased by $5,022,000 to $25,560,000 for the six months ended June 30, 2011, compared to $20,538,000 for the six months ended June 30, 2010. The increase was due to the acquisitions of properties during the year ended December 31, 2010 and the six months ended June 30, 2011.

Net cash used in investing activities decreased by $53,335,000 to $159,318,000 for the six months ended June 30, 2011, compared to $212,653,000 for the six months ended June 30, 2010. The decrease was due to reduced cash flow invested in real estate properties and unconsolidated entities during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Net cash provided by financing activities decreased by $47,378,000 to $198,008,000 for the six months ended June 30, 2011, compared to $245,386,000 for the six months ended June 30, 2010. The decrease was due to a decrease in proceeds from the public offering of $44,400,000, an increase in payment on loan payable of $65,000,000, an increase in principal payments on notes payable of $14,222,000, an increase in distributions to shareholders of $10,167,000, an increase in shareholder redemptions of $8,555,000, an increase in payment of offering costs of $1,309,000, a decrease in security deposit of $248,000 and an increase in deferred financing costs of $179,000, offset by an increase in proceeds from notes payable of $81,700,000, and an increase in borrowing on loan payable of $15,000,000.

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

The following table presents our FFO and FFO, as adjusted for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Reconciliation of net loss funds from operations
Net Loss Attributable to CB Richard Ellis Realty Trust Shareholders	$(9,363)	$(4,221)	$(11,972)	$(4,076)
Adjustments:
Non-controlling interest	(13)	(8)	(16)	(7)
Real estate depreciation and amortization	14,972	6,717	27,245	13,960
Realized gain from transfer of real estate to unconsolidated entities	0	0	0	(154)
Realized loss from sale of discontinued operations	126	0	126	0
Net effect of FFO adjustment from unconsolidated entities(1)	13,356	4,382	20,920	8,097

FFO	$19,078	$6,870	$36,303	$17,820
Other Adjustments:
Acquisition expenses	6,852	5,529	11,493	5,911
Unrealized gain/impairment loss in unconsolidated entity	192	(373)	227	(349)

FFO, as adjusted	$26,122	$12,026	$48,023	$23,382

(1)	Represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation) for each of our unconsolidated entities.

Notes Payable

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. Assumption fees and other loan closing costs totaling $765,500 were capitalized as incurred. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. Principal payments totaling $1,974,000 were made during the six months ended June 30, 2011. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

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

On May 30, 2008, we entered into a £7,500,000 financing arrangement with the Royal Bank of Scotland plc secured by the Thames Valley Five property. On July 27, 2010 we paid down the loan by £1,860,000 leaving a loan balance of £5,640,000 ($9,066,000 at June 30, 2011). The loan is for a term of five years (with a two year extension option) and bears interest at a variable rate adjusted quarterly, (based on nine month GBP-based LIBOR plus 1.01%. In addition, we incurred financing costs of approximately £67,000 ($108,000 at June 30, 2011) associated with obtaining this loan. On August 14, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of June 30, 2011, and expires on May 30, 2013. In conjunction with the loan paydown, we incurred a cost of £227,000 ($361,000 at August 3, 2010) to reduce the notional amount of the interest rate swap from £7,500,000 to £5,640,000. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On July 1, 2008, in connection with the acquisition of Enclave on the Lake, we assumed an $18,281,000 ($18,790,000 face value less discount of $509,000) loan from NorthMarq Capital, Inc. that bears interest at a fixed rate of 5.45% per annum and matures on May 1, 2011. Principal and interest payments were made monthly and principal payments totaling $17,906,000 were made during the six months ended June 30, 2011. The loan was paid off in full on April 4, 2011.

On October 10, 2008, we entered into a £5,771,000 ($9,276,000 at June 30, 2011) financing agreement with the Royal Bank of Scotland plc secured by Albion Mills Retail Park property. The loan is for a term of five years and bears interest at a variable rate adjusted quarterly, based on three month GBP-based LIBOR plus 1.31%. In addition, we incurred financing costs of approximately £75,000 ($121,000 at June 30, 2011) associated with obtaining this loan. On November 25, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of June 30, 2011 and expires on October 10, 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On November 18, 2008, in connection with the acquisition of Avion Midrise III & IV, we assumed $20,851,000 ($22,186,000 face value less discount of $1,335,000) fixed rate mortgage loan from Capmark Finance, Inc. that bears interest at a rate of 5.52% per annum and matures on April 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $216,000 were made during the six months ended June 30, 2011. In addition, we incurred financing costs totaling $344,000 in conjunction with the assumption of the loan.

On August 5, 2009, in connection with the acquisition of 12650 Ingenuity Drive, we assumed a $12,572,000 ($13,539,000 face value less a discount of $967,000) fixed rate mortgage loan from PNC Bank, National Association that bears interest at a rate of 5.62% and matures on October 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $190,000 were made during the six months ended June 30, 2011. In addition, we incurred financing costs totaling $284,000 in conjunction with the assumption of the loan.

On August 10, 2009, we entered into a £13,975,000 ($22,464,000 at June 30, 2011) financing agreement with the Abbey National Treasury Services plc secured by the Maskew Retail Park property. On September 24, 2009, we drew the full amount of the loan and concurrently entered into an interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% plus 2.26% or 5.68% per annum for the five-year term of the loan. Interest only payments are due quarterly for the term of the loan with principal due at maturity. In addition, we incurred financing costs of approximately £268,000 ($431,000 at June 30, 2011) associated with obtaining this loan.

On June 24, 2010, we assumed two loans in connection with the acquisition of One Wayside Road: (i) a $14,888,000 ($14,633,000 at face value plus a premium of $255,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.66% and matures on August 1, 2015; and (ii) a $12,479,000 ($12,132,000 at face value plus a premium of $347,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.92% and matures on August 1, 2015. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $302,000 were made during the six months ended June 30, 2011 on the two loans. In addition, we incurred financing costs totaling $342,000 in conjunction with the assumption of the loans.

On September 28, 2010, we assumed two loans in connection with the acquisition of 100 Tice Blvd.: (i) a $23,136,000 ($21,218,000 at face value plus a premium of $1,918,000) fixed rate loan from Principal Life Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017; (ii) a $23,136,000 ($21,217,000 at a face value plus a premium of $1,919,000) fixed rate mortgage from Hartford Life and Accidental Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $481,000 were made during the six months ended June 30, 2011 on the two loans. In addition, we incurred financing costs totaling $476,000 in conjunction with the assumption of the loans.

On December 7, 2010, we entered into a $85,000,000 secured term loan through a subsidiary with Wells Fargo Bank, National Association, or the Pacific Corporate Park Loan. The Pacific Corporate Park Loan has a seven-year term, monthly amortization of $250,000 and is secured by Pacific Corporate Park. Upon closing of the Pacific Corporate Park Loan on December 7, 2010, we entered into an interest rate swap agreement with Wells Fargo Bank, National Association to effectively fix the interest rate on the entire outstanding Pacific Corporate Park Loan amount at 4.89% for its seven-year term. Principal and interest payments are due monthly and principal payments totaling $1,750,000 were made during the six months ended June 30, 2011. In addition, we incurred financing costs of approximately $1,515,000 in conjunction with obtaining the loan.

On December 29, 2010, we entered into a $12,600,000 secured term loan through Woodmen of The World Life Insurance Society secured by the Ten Parkway North property. The Ten Parkway North loan bears interest at a fixed rate of 4.75% per annum and matures on January 1, 2021. Principal and interest payments are due monthly and principal payments totaling $111,000 were made during the six months ended June 30, 2011. In addition, we incurred financing costs of approximately $150,000 in conjunction with obtaining the loan.

Beginning January 2011, principal and interest payments are due monthly on the $9,725,000 term loan secured by the Deerfield Commons I property that was originally entered into on November 29, 2005. The loan bears interest at a fixed rate of 5.23% per annum and interest only payments were due monthly for the first 60 months. Principal payments totaling $68,000 were made during the six months ended June 30, 2011.

On February 8, 2011, we entered into five cross-collateralized secured term loans totaling $37,000,000 with ING USA Annuity and Life Insurance Company secured by the following properties: 4701 Gold Spike Road, $10,650,000, Summit Distribution Center, $6,700,000, Tolleson Commerce Park II, $4,600,000, 3660 Deerpark Blvd., $7,650,000 and 1985 International Way, $7,400,000. The loans bear interest at a fixed rate of 4.45% and mature on March 1, 2018. Principal and interest payments are due monthly and principal payments totaling $99,000 were made during the six months ended June 30, 2011. In addition, we incurred financing costs of approximately $767,000 in conjunction with obtaining the five loans.

On February 28, 2011, we entered into a $33,000,000 secured term loan with TD Bank secured by the 100 Kimball Drive property. Upon closing the 100 Kimball Drive loan, we simultaneously entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the entire outstanding loan amount to 5.25% for its 10 year term. Principal and interest payments are due monthly and principal payments totaling $105,000 were made during the six months ended June 30, 2011. In addition, we incurred financing costs of approximately $508,000 in conjunction with obtaining the loan.

On April 11, 2011, in connection with the acquisition of 70 Hudson Street, we assumed a $124,113,000 ($120,857,000 face value plus a premium of $3,256,000) fixed rate mortgage loan from Lehman Brothers Bank, FSB that bears interest at a rate of 5.645% and matures on April 11, 2016. Principal and interest payments are due monthly and principal payments totaling $275,000 were made during the six months ended June 30, 2011. In addition, we incurred financing costs totaling $509,000 in conjunction with the assumption of the loan.

On April 11, 2011, in connection with the acquisition of 90 Hudson Street, we assumed a $120,247,000 ($117,562,000 face value plus a premium of $2,685,000) fixed rate mortgage loan from Teachers Insurance and Annuity Association of America that bears interest at a rate of 5.66% and matures on May 1, 2016. Principal and interest payments are due monthly and principal payments totaling $307,000 were made during the six months ended June 30, 2011. In addition, we incurred financing costs totaling $340,000 in conjunction with the assumption of the loan.

On June 24, 2011, we entered into a $11,700,000 secured term loan with TD Bank secured by the Kings Mountain III property. Effective July 1, 2011, we entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the entire outstanding loan amount to 4.47% for its 7 year term maturing on July 1, 2018. Principal and interest payments are due monthly beginning August 1, 2011. There were no principal payments made during the period ended June 30, 2011. In addition, we incurred financing costs of approximately $202,000 in conjunction with obtaining the loan.

Loan Payable

On May 26, 2010, we entered into a $70,000,000 revolving credit facility with Wells Fargo Bank, N.A., or the Wells Fargo Credit Facility. The initial maturity date of the Wells Fargo Credit Facility is May 26, 2014, however we may extend the maturity date to May 26, 2015, subject to certain conditions. $15,000,000 of the Wells Fargo Credit Facility was initially drawn upon closing on May 26, 2010, with $55,000,000 initially remaining available for disbursement during the term of the facility. We have the right to prepay any outstanding amount of the Wells Fargo Credit Facility, in whole or in part, without premium or penalty at any time during the term of this Wells Fargo Credit Facility, however, we initially could not reduce the outstanding principal balance below a minimum outstanding amount of $15,000,000, without reducing the total $70,000,000 Wells Fargo Credit Facility capacity. Initially, the Wells Fargo Credit Facility had a floating interest rate of 300 basis points over the LIBOR, however this interest rate would be at least 4.00% for any of the outstanding balance that was not subject to an interest rate swap with an initial term of at least two years. Upon closing on May 26, 2010, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. to effectively fix the interest rate on the initial $15,000,000 outstanding loan amount at 5.10% for the four-year term of the facility. The interest rate swap was designated as a qualifying cash flow hedge at the start date of the hedge relationship as described in Note 15 to the consolidated financial statements “Derivative Instruments.” The Wells Fargo Credit Facility was initially secured by our 13201 Wilfred, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, Crest Ridge Corporate Center I and West Point Trade Center properties. In addition, CBRE OP provides a limited guarantee for the Wells Fargo Credit Facility. The Wells Fargo Credit Facility is subject to certain customary financial covenants, including certain negative financial covenants, which we believe we were in compliance with as of June 30, 2011. A commitment fee of $1,050,000 was paid to Wells Fargo Bank, N.A. at the initial closing.

On August 31, 2010, we entered into an amended and restated credit agreement with Wells Fargo Bank, N.A. to expand the Wells Fargo Credit Facility from its initial capacity of $70,000,000 to an amended capacity of $125,000,000 (the “Amended Wells Fargo Credit Facility”). In connection with the Amended Wells Fargo Credit Facility, the minimum outstanding amount was increased to $25,000,000 and as such an additional $10,000,000 was drawn (in addition to the $15,000,000 initially drawn on May 26, 2010) with the remaining $100,000,000 available for disbursement during the term of the facility. The Amended Wells Fargo Credit Facility is secured by an additional three of our properties, for a total of eight properties in all: 13201 Wilfred Lane, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, Crest Ridge Corporate Center, West Point Trade Center, 5160 Hacienda Drive, 10450 Pacific Center Court and 225 Summit Avenue. The interest rate was reduced by 25 basis points to 275 basis points over LIBOR (which rate will apply to all withdrawals from the Amended Wells Fargo Credit Facility other than the initial $15,000,000 that was drawn on May 26, 2010) and the initial interest rate floor of 4.00% was eliminated. The initial maturity date remains May 26, 2014, however we may extend the maturity date to May 26, 2015, subject to certain conditions. The Amended Wells Fargo Credit Facility is subject to certain representations and warranties and customary financial covenants (including certain negative financial covenants) with which we believe we were in compliance as of June 30, 2011. A commitment fee of $632,500 was paid to Wells Fargo Bank, N.A. at closing of the Amended Wells Fargo Credit Facility.

During the six months ended June 30, 2011, $30,000,000 was drawn and $65,000,000 was repaid in connection with the amended Wells Fargo Credit Facility leaving a $25,000,000 balance at June 30, 2011, with the remaining $100,000,000 available for disbursement during the term of the facility. The $25,000,000 is included in Loan Payable on our condensed consolidated balance sheet.

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

2011 Quarters	First	Second
Total distributions declared and paid	$25,306,000	$27,125,000
Distributions per share	$0.15	$0.15
Amount of distributions per share funded by cash flows provided by operating entities	$0.0758	$0.0707
Amount of distributions per share funded by uninvested proceeds from financings of our properties	$0.0742	$0.0793

2010 Quarters	First	Second	Third	Fourth
Total distributions declared and paid	$16,841,000	$19,266,000	$21,623,000	$24,053,000
Distributions per share	$0.15	$0.15	$0.15	$0.15
Amount of distributions per share funded by cash flows provided by operating entities	$0.1212	$0.0540	$0.0826	$0.0444
Amount of distributions per share funded by uninvested proceeds from financings of our properties	$0.0288	$0.0960	$0.0674	$0.1056

Our board of trustees has approved a quarterly distribution to shareholders of $0.15 per common share for the third quarter of 2011. The distribution will be calculated on a daily basis and paid on October 14, 2011 to shareholders of record during the period from July 1, 2011 through and including September 30, 2011.

For the quarter ended June 30, 2011, distributions were funded 47.10% by cash flows provided by operating activities and 52.90% from uninvested proceeds from financings of our properties. In addition, distributions totaling $11,806,000 were reinvested in our common shares pursuant to our dividend reinvestment plan during the quarter ended June 30, 2011.

For the quarter ended March 31, 2011, distributions were funded 50.51% by cash flows provided by operating activities and 49.49% from uninvested proceeds from financings of our properties. In addition, distributions totaling $10,861,000 were reinvested in our common shares pursuant to our dividend reinvestment plan during the quarter ended March 31, 2011.

Our 2010 distributions were funded 48.38% by cash flows provided by operating activities and 51.62% from uninvested proceeds from financings of our properties. In addition, 2010 distributions totaling $35,317,000 were reinvested in our common shares pursuant to our dividend reinvestment plan during 2010.

Total distributions declared and paid for the period from inception (July 1, 2004) through June 30, 2011 were $227,476,000 and total Funds from Operations for the period from inception (July 1, 2004) through June 30, 2011 were $126,851,000. For a discussion of our supplemental financial measures, see “—Non-GAAP Supplemental Financial Measure: Funds from Operations.”

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

Off-Balance Sheet Arrangements

As of June 30, 2011, we had five Investments in Unconsolidated Entities: (i) a 5.07% ownership interest in CBRE Strategic Partners Asia; (ii) an 80% ownership interest in the Duke joint venture; (iii) a 90% ownership interest in Afton Ridge; (iv) an 80% ownership interest in the UK JV; and (v) an 80% ownership interest in the European JV. Our investments are discussed in Note 5 to the consolidated financial statements “Investments in Unconsolidated Entities.”

In connection with various leases, we have received irrevocable stand-by letters of credit totaling $18,033,000 and $6,515,000 as security for such leases at June 30, 2011 and December 31, 2010.

Contractual Obligations and Commitments

The following table provides information with respect to our consolidated property contractual obligations at June 30, 2011 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Note Payable (and interest payments) Collateralized by REMEC Corporate Campus	$(13,514)	$(13,514)	$—	$—	$—
Note Payable (and interest payments) Collateralized by 300 Constitution Drive	(12,436)	(12,436)	—	—	—
Note Payable (and interest payments) Collateralized by Deerfield Commons I	(11,853)	(643)	(1,286)	(9,924)	—
Note Payable (and interest payments) Collateralized by Bolingbrook Point III	(9,389)	(416)	(831)	(8,142)	—
Notes Payable (and interest payments) Collateralized by the Carolina Portfolio	(69,920)	(6,980)	(13,579)	(13,351)	(36,010)
Note Payable (and interest payments) Collateralized by Lakeside Office Center	(11,207)	(632)	(1,299)	(9,276)	—
Note Payable (and interest payments) Collateralized by Thames Valley Five(1)	(10,373)	(581)	(9,792)	—	—
Note Payable (and interest payments) Collateralized by Albion Mills Retail Park(1)	(10,491)	(486)	(10,005)	—	—
Note Payable (and interest payments) Collateralized by Avion Midrise III & IV	(24,394)	(1,618)	(22,776)	—	—
Note Payable (and interest payments) Collateralized by 12650 Ingenuity Drive	(15,192)	(1,118)	(2,237)	(11,837)	—
Note Payable (and interest payments) Collateralized by Maskew Retail Park(1)	(26,926)	(1,275)	(2,549)	(23,102)	—
Loan Payable (and interest payments) Wells Fargo Credit Facility(1)(2)	(28,705)	(1,275)	(27,430)	—	—
Note Payable (and interest payments) Collateralized by One Wayside Road	(32,144)	(2,127)	(4,254)	(25,763)	—

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Note Payable (and interest payments) Collateralized by 100 Tice Blvd.	(56,010)	(3,469)	(6,939)	(6,939)	(38,663)
Note Payable (and interest payments) Collateralized by Ten Parkway North	(17,496)	(862)	(1,724)	(1,724)	(13,186)
Note Payable (and interest payments) Collateralized by Pacific Corporate Park	(107,040)	(7,016)	(13,592)	(13,005)	(73,427)
Note Payable (and interest payments) Collateralized by 4701 Gold Spike Drive	(13,605)	(644)	(1,288)	(1,288)	(10,385)
Note Payable (and interest payments) Collateralized by 1985 International Way	(9,453)	(447)	(895)	(895)	(7,216)
Note Payable (and interest payments) Collateralized by Summit Distribution Center	(8,558)	(405)	(810)	(810)	(6,533)
Note Payable (and interest payments) Collateralized by 3660 Deerpark Boulevard	(9,772)	(462)	(925)	(925)	(7,460)
Note Payable (and interest payments) Collateralized by Tolleson Commerce Park II	(5,875)	(278)	(556)	(556)	(4,485)
Note Payable (and interest payments) Collateralized by 100 Kimball Drive	(47,980)	(2,391)	(4,783)	(4,783)	(36,023)
Note Payable (and interest payments) Collateralized by 70 Hudson	(152,768)	(8,585)	(17,169)	(127,014)	—
Note Payable (and interest payments) Collateralized by 90 Hudson	(148,515)	(8,495)	(16,989)	(123,031)	—
Note Payable (and interest payments) Collateralized by Kings Mountain III	(15,108)	(718)	(1,567)	(1,567)	(11,256)

Total	$(868,724)	$(76,873)	$(163,275)	$(383,932)	$(244,644)

(1)

These contractual obligations included the expected net payments due under interest rate swap agreements where in each case we have swapped our variable interest rate payments due under the debt agreements for fixed rates of interest payments.

(2)	Includes the eight properties (see Note 7 “Debt”) that secure the Wells Fargo Credit Facility.

The following table provides information with respect to our unconsolidated property contractual obligations at June 30, 2011 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Note Payable (and interest payments) Collateralized by Duke joint venture	$(222,019)	$(11,041)	$(137,626)	$(73,352)	$—
Note Payable (and interest payments) Collateralized by Afton Ridge	(26,002)	(1,308)	(24,694)	—	—
Duke joint venture Unsecured Debt Borrowings(2)	(220,000)	(220,000)	—	—

Total Notes Payable Collateralized by Unconsolidated Properties(1)	$(468,021)	$(232,349)	$(162,320)	$(73,352)	$—

(1)	Unconsolidated payment amounts are at our pro rata share of effective ownership and exclude our investment in CBRE Strategic Partners Asia.

(2)	Excludes interest for this presentation because of the short-term nature of the loan.

As of June 30, 2011, we were committed to pay $1,917,000 in accrued offering costs. The timing of future payments is uncertain.

As of June 30, 2011, we had an unfunded investment commitment in CBRE Strategic Partners Asia totaling $4,503,000. The timing of future payments is uncertain.

Income Taxes

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2004. As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute currently to our shareholders. Under the Internal Revenue Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they generally distribute at least 90% of their annual net taxable income (excluding net capital gains) to their shareholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to state, local and foreign taxes on our income and property and to U.S. federal income and excise taxes on our undistributed gross income. Included as a component of our tax provision, we have incurred income and other taxes (franchise, local and state government and international) related to our continuing operations in the amount of $231,000 and $70,000, $301,000 and $85,000 for California, Georgia, Massachusetts, Minnesota, Texas and North Carolina impacting our operations during the three and six months ended June 30, 2011 and 2010, respectively.

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

Notes payable secured by real property are summarized as follows (in thousands):

	Interest Rate as of		Maturity Date	Notes Payable as of
Property	June 30, 2011	December 31, 2010		June 30, 2011	December 31, 2010
REMEC	4.79%	4.79%	November 1, 2011	$13,250	$13,250
300 Constitution	4.84	4.84	April 1, 2012	12,000	12,000
Deerfield Commons I	5.23	5.23	December 1, 2015	9,657	9,725
Bolingbrook Point III	5.26	5.26	January 1, 2015	7,900	9,000
Fairforest Bldg. 5(1)	6.33	6.33	February 1, 2024	9,620	9,864
Fairforest Bldg. 6(1)	5.42	5.42	June 1, 2019	2,847	2,987
HJ Park—Bldg. 1(1)	4.98	4.98	March 1, 2013	511	648
North Rhett I(1)	5.65	5.65	August 1, 2019	3,729	3,906
North Rhett II(1)	5.20	5.20	October 1, 2020	2,094	2,180
North Rhett III(1)	5.75	5.75	February 1, 2020	1,685	1,759
North Rhett IV(1)	5.80	5.80	February 1, 2025	9,662	9,892
Mt Holly Bldg.(1)	5.20	5.20	October 1, 2020	2,094	2,180
Orangeburg Park Bldg.(1)	5.20	5.20	October 1, 2020	2,129	2,217
Kings Mountain I(1)	5.27	5.27	October 1, 2020	1,813	1,887
Kings Mountain II(1)	5.47	5.47	January 1, 2020	5,353	5,594
Union Cross Bldg. I(1)	5.50	5.50	July 1, 2021	2,652	2,749
Union Cross Bldg. II(1)	5.53	5.53	June 1, 2021	8,098	8,398
Thames Valley Five(2)(3)	6.42	6.42	May 30, 2013	9,066	8,781

	Interest Rate as of		Maturity Date	Notes Payable as of
Property	June 30, 2011	December 31, 2010		June 30, 2011	December 31, 2010
Lakeside Office Center(4)	6.03	6.03	September 1, 2015	9,000	9,000
Enclave on the Lake(5)	5.45	5.45	May 1, 2011	0	17,906
Albion Mills Retail Park(2)(6)(7)	5.25	5.25	October 10, 2013	9,276	8,985
Avion Midrise III & IV(8)	5.52	5.52	April 1, 2014	21,139	21,354
12650 Ingenuity Drive(9)	5.62	5.62	October 1, 2014	12,870	13,061
Maskew Retail Park(2)(10)	5.68	5.68	August 10, 2014	22,464	21,759
One Wayside Road(11)	5.66	5.66	August 1, 2015	14,293	14,465
One Wayside Road(11)	5.92	5.92	August 1, 2015	11,877	12,006
100 Tice Blvd(12)	5.97	5.97	September 15, 2017	20,860	21,100
100 Tice Blvd(12)	5.97	5.97	September 15, 2017	20,860	21,100
Ten Parkway North	4.75	4.75	January 1, 2021	12,489	12,600
Pacific Corporate Park(13)	4.89	4.89	December 7, 2017	83,250	85,000
4701 Gold Spike Drive(14)	4.45	—	March 1, 2018	10,607	0
1985 International Way(14)	4.45	—	March 1, 2018	7,370	0
Summit Distribution Center(14)	4.45	—	March 1, 2018	6,673	0
3660 Deerpark Boulevard(14)	4.45	—	March 1, 2018	7,619	0
Tolleson Commerce Park II(14)	4.45	—	March 1, 2018	4,582	0
100 Kimball Drive(15)	5.25	—	March 1, 2021	32,844	0
70 Hudson(16)	5.65	—	April 11, 2016	120,582	0
90 Hudson(16)	5.66	—	May 1, 2016	117,254	0
Kings Mountain III(17)	4.47	—	July 1, 2018	11,700	0

Notes Payable				661,769	365,353
Plus Premium				9,637	4,155
Less Discount				(3,252)	(3,700)
Less Albion Mills Retail Park Fair Value Adjustment				(189)	(216)

Notes Payable Net of Premium/Discount and Fair Value Adjustment				$667,965	$365,592

(1)

These notes payable were assumed from the seller of the Carolina Portfolio on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount.

(2)	These loans are subject to certain financial covenants (interest coverage and loan to value).

(3)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% plus 1.01%, or 6.42% per annum as of June 30, 2011, which expires on May 30, 2013. The stated rates on the mortgage note payable were 1.82% and 1.74% at June 30, 2011 and December 31, 2010, respectively, and were based on GBP-based LIBOR plus a spread of 1.01%.

(4)	Interest only payments are due monthly for the first 36 months of the loan term. Principal and interest payments are due monthly for the remaining 48 months of the loan term.

(5)	The loan was assumed from the seller of Enclave on the Lake on July 1, 2008 and was recorded at estimated fair value which includes the discount. The loan was paid in full on April 4, 2011.

(6)

The Albion Mills Retail Park notes payable balance is presented at cost basis. This loan is carried on our balance sheet at fair value. See Note 17 to the consolidated financial statements “Fair Value of Financial Instruments and Investments.

(7)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31%, or 5.25% per annum as of June 30, 2011, which expires on October 10, 2013. The stated rates on the mortgage note payable were 2.12% and 2.04% at June 30, 2011 and December 31, 2010, respectively, and were based on GBP-based LIBOR plus a spread of 1.31%.

(8)	The loan was assumed from the seller of Avion Midrise III & IV on November 18, 2008 and was recorded at estimated fair value which includes the discount.

(9)	The loan was assumed from the seller of 12650 Ingenuity Drive on August 5, 2009 and was recorded at estimated fair value which includes the discount.

(10)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% plus 2.26, or 5.68% per annum as of June 30, 2011, which expires on August 10, 2014. The stated rates on the mortgage note payable was 3.07% and 2.99% at June 30, 2011 and December 31, 2010, respectively, and were based on GBP-based LIBOR plus a spread of 2.26%.

(11)	The two loans were assumed from the seller of One Wayside road on June 24, 2010 and were recorded at estimated fair value which include the premiums.

(12)	The two loans were assumed from the seller of 100 Tice Blvd. on September 28, 2010 and were recorded at estimated fair value which include the premiums.

(13)

We entered into an interest rate swap agreement that fixed the LIBOR rate at 2.69% plus 2.20%, or 4.89% per annum as of June 30, 2011 which expires on December 7, 2017. The stated rates on the mortgage note payable were 2.45% and 2.52% at June 30, 2011 and December 31, 2010, and were based on LIBOR plus a spread of 2.20%.

(14)	We entered into five loans totaling $37,000,000 on February 8, 2011 that are cross-collateralized by these properties.

(15)

We entered into an interest rate swap agreement that fixed the LIBOR rate at 3.50%, plus 1.75%, or 5.25% per annum as of June 30, 2011 which expires on March 1, 2021. The stated rate on the mortgage note payable was 1.94% at June 30, 2011 and was based on LIBOR plus a spread of 1.75%.

(16)	The two loans were assumed from the seller of 70 Hudson and 90 Hudson, respectively, on April 11, 2011 and were recorded at estimated fair value which include the premiums.

(17)

We entered into a loan totaling $11,700,000 on June 24, 2011 that is collateralized by the property. Effective July 1, 2011, we entered into an interest rate swap that fixed the LIBOR rate at 2.47%, or 4.47% per annum which expires on July 1, 2018. The stated rate on the mortgage note payable was 2.1858% at June 30, 2011 and was based on LIBOR plus a spread of 2%.

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

The fair value of long-term debt was estimated based on current interest rates available to us for debt instruments with similar terms. The following table summarizes our financial instruments and their calculated fair value at June 30, 2011 and December 31, 2010 (in thousands):

	As of June 30, 2011
	Carrying Value	Total Fair Value
Financial Assets (Liabilities):
Interest Rate Swaps—Non Qualifying	$(1,248)	$(1,248)
Interest Rate Swaps—Qualifying	(4,464)	(4,464)
Notes Payable	(667,965)	(675,080)
Loan Payable	(25,000)	(25,000)

A 100 basis point increase or decrease in interest rates would increase or decrease the fair market value of our notes payable by $27,808,000 at June 30, 2011. In addition, a 100 basis point increase or decrease in interest rates would either increase or decrease annual variable interest expense as follows; approximately $91,000 on the Thames Valley Five property, approximately $93,000 on the Albion Mills Retail Park property and approximately $225,000 on the Maskew Retail Park property.

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

Debt Maturities

The following table details our consolidated and unconsolidated debt maturities as of June 30, 2011 (in thousands):

	Consolidated Debt			Unconsolidated Debt(1)				Consolidated & Unconsolidated Debt(1)
	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities		Total	Scheduled Amortization	Term Maturities	Total
2011 (Six months Ending December 31, 2011)	$7,238	$13,251	$20,489	$936	$—		$936	$8,174	$13,251	$21,425
2012	15,594	12,000	27,594	1,295	220,000	(3)	221,295	16,889	232,000	248,889
2013(2)	16,109	18,341	34,450	1,351	102,310		103,661	17,460	120,651	138,111
2014	16,317	78,777	95,094	1,409	40,640		42,049	17,726	119,417	137,143
2015	16,151	48,738	64,889	1,345	66,959		68,304	17,496	115,697	133,193
2016	13,206	218,025	231,231	—	—		—	13,206	218,025	231,231
2017	11,599	98,326	109,925	—	—		—	11,599	98,326	109,925
2018	7,218	41,789	49,007	—	—		—	7,218	41,789	49,007
2019	6,792	—	6,792	—	—		—	6,792	—	6,792
2020	5,421	—	5,421	—	—		—	5,421	—	5,421
2021	2,650	34,032	36,682	—	—		—	2,650	34,032	36,682
Thereafter	5,194	—	5,194	—	—		—	5,194	—	5,194

Total	$123,489	$563,279	$686,768	$6,336	$429,909		$436,245	$129,825	$993,188	$1,123,013

Weighted Average Maturity (years)			5.35				2.40			4.20
Weighted Average Interest Rate			5.34%				3.94%			4.79%

(1)	Unconsolidated debt amounts are at our pro rata share of effective ownership.

(2)

The Thames Valley Five consolidated debt ($9,066,000 at June 30, 2011) maturity date may be extended for an additional two years from May, 2013 to May, 2015. In addition, Afton Ridge has the option to extend the maturity date of the unconsolidated debt ($22,950,000 at June 30, 2011—our share) for one additional year from October, 2013 to October, 2014.

(3)	Assumes the exercise of an option to extend the maturity date of the Duke joint venture unsecured term loan.

Encumbered and Unencumbered Properties

The following table details our Encumbered and Unencumbered properties as of June 30, 2011 (Approximate Acquisition Cost and Debt Balance in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance
Encumbered Properties(2)	48	$1,423,905	$686,768	17	$425,634	$216,245	65	$1,849,539	$903,013
Unencumbered Properties	27	234,061	—	26	491,932	—	53	725,993	—
Unsecured Debt	—	—	—	—	—	220,000	—	—	220,000

Total Properties	75	$1,657,966	$686,768	43	$917,566	$436,245	118	$2,575,532	$1,123,013

(1)

Number of Properties at 100%. Approximate Acquisition Cost and Debt Balance for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

(2)	Includes eight properties secured by the Wells Fargo Credit Facility.

Subsequent Events

From July 1, 2011 through August 5, 2011, we received gross proceeds from our current public offering of approximately $87,314,838 from the sale of 8,793,623 common shares.

On July 14, 2011, we and Teachers Insurance and Annuity Association of America, or the Lender, agreed to modify the $117,562,000 existing mortgage loan assumed by us in connection with the acquisition of the 90 Hudson, or the Assumed Loan. The Assumed Loan was modified to extend its maturity by three years, from May 1, 2016 to May 1, 2019. The Assumed Loan’s 5.66% annual interest rate was unchanged but is subject to a new 30 year amortization schedule. We pre-paid approximately $8,600,000 of the Assumed Loan’s balance (with no pre-payment penalty) in connection with the modification, resulting in a balance of $108,500,000. A $167,000 fee was paid to CBRE Capital Markets, an affiliate of the Investment Advisor, in connection with modification of the Assumed Loan. The agreements pertaining to the modification of the Assumed Loan contain customary provisions, including representations, warranties, covenants and indemnifications.

On August 4, 2011, we contributed $31,200,000, our 80% share of $39,000,000, to the Duke joint venture. The contribution was used to pay down the Wells Fargo unsecured term loan on August 8, 2011.

On August 8, 2011, the Duke joint venture closed on two loans with Woodman of the World Life Insurance Society totaling $14,425,000. The loans are secured by the Fairfield Distribution Center IX, $9,750,000, and West Lake at Conway, $4,675,000, properties. Net proceeds from the financing totaling approximately $13,818,000 was used to pay down the Wells Fargo unsecured term loan. Upon closing the Duke joint venture paid down approximately $52,818,000 of the $275,000,000 Wells Fargo unsecured term reducing the outstanding balance as of August 8, 2011 to approximately $222,182,000. Our 80% share of the outstanding balance is $177,746,000.

On August 12, 2011, we sold the Rickenbacker II and Rickenbacker III properties located in Groveport, OH, which were previously held for sale, to an unrelated third-party. The aggregate sales proceeds after customary closing costs was approximately $22,432,000.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, as required by the Securities Exchange Act Rule 13(a)-15(e), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Controls Over Financial Reporting

No changes in internal control over financial reporting occurred during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any material legal proceedings as of June 30, 2011.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities and Repurchases of Securities

During the three months ended June 30, 2011, we did not sell any equity securities that are not registered under the Securities Act of 1933, as amended.

The following table provides information with respect to our Share Redemption Program for the three months ended June 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
April	1,199,262.96	$9.00	N/A	N/A
May	—	—	N/A	N/A
June	—	—	N/A	N/A
Total	1,199,262.96	$9.00	N/A	N/A

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

The registration statement relating to our follow-on public offering (No. 333-152653) was declared effective on January 30, 2009. CNL Securities Corp. is the Dealer Manager of our follow-on offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through June 30, 2011, we had accepted subscriptions from 33,339 investors, issued 128,587,241 common shares and received $1,282,382,506 in gross offering proceeds pursuant to our public offering after payment of $35,336,922 in acquisition fees and related expenses, payment of approximately $68,608,000 in selling commissions, $26,198,000 in dealer manager fees, $10,268,000 in marketing support fees and payment of approximately $19,387,000 in organization and offering expenses, as of June 30, 2011, we had raised aggregate net offering proceeds of approximately $1,122,585,000. Our Board of Trustees has confirmed that our follow-on offering will close on January 30, 2012. We expect to offer common shares through our dividend investment plan beyond January 30, 2012.

Item 3	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Omnibus Amendment to Loan Documents, dated July 14, 2011, by and between RT 90 Hudson, LLC and Teachers Insurance and Annuity Association of America, filed herewith.

10.2	Amended and Restated Promissory Note, dated July 14, 2011, by and between RT 90 Hudson, LLC and Teachers Insurance and Annuity Association of America, filed herewith.

10.3

Assumption of Mortgage and Security Agreement, dated April 11, 2011, by and among U.S. Bank National Association, as trustee, as successor-in-interest to Bank of America, National Association, as successor by merger to LaSalle Bank National Association, as trustee for the registered holders of LB-UBS Commercial Mortgage Trust 2006-C4, Commercial Mortgage Pass-through Certificates, Series 2006-C4, 70 Hudson Street L.L.C., 70 Hudson Street Urban Renewal Associates, L.L.C., Hartz Financial Corp., RT 70 Hudson LLC, RT 70 Hudson Urban Renewal, LLC, CBRE Operating Partnership, L.P., and CB Richard Ellis Realty Trust (Previously filed as exhibit 10.36 to Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 (File No. 333-152653) filed on April 21, 2011 and incorporated herein by reference).

10.4

Loan Agreement, dated April 11, 2006, by and between 70 Hudson Street L.L.C., 70 Hudson Street Urban Renewal Associates, L.L.C. and Lehman Brothers Bank, FSB (Previously filed as exhibit 10.37 to Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 (File No. 333-152653) filed on April 21, 2011 and incorporated herein by reference).

10.5

Loan Assumption and Modification Agreement, dated April 11, 2011, by and among RT 90 Hudson, LLC and 90 Hudson Street L.L.C. and Teachers Insurance and Annuity Association of America (Previously filed as exhibit 10.38 to Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 (File No. 333-152653) filed on April 21, 2011 and incorporated herein by reference).

10.6

Promissory Note, dated April 11, 2006, by and between Teachers Insurance and Annuity Association of America and 90 Hudson Street L.L.C (Previously filed as exhibit 10.39 to Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 (File No. 333-152653) filed on April 21, 2011 and incorporated herein by reference).

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

101*

The following materials from CB Richard Ellis Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Shareholders’ Equity and Non-Controlling Interest and (v) the Notes to the Condensed Consolidated Financial Statements, furnished herewith.

*

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CB RICHARD ELLIS REALTY TRUST

Date: August 15, 2011	/S/ JACK A. CUNEO
Jack A. Cuneo President and Chief Executive Officer

Date: August 15, 2011	/S/ LAURIE E. ROMANAK
Laurie E. Romanak Chief Financial Officer