Form 10-Q
period 2011-09-30
CB RICHARD ELLIS REALTY TRUST
filed 2011-11-14
CIK 1297587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant’s common shares, $0.01 par value, was 216,865,692 as of November 4, 2011.

CB RICHARD ELLIS REALTY TRUST

i

PART I.

FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Balance Sheets

as of September 30, 2011 and December 31, 2010 (unaudited)

(In Thousands, Except Share Data)

	September 30, 2011	December 31, 2010
ASSETS
Investments in Real Estate:
Land	$330,074	$212,858
Site Improvements	147,830	94,545
Buildings and Improvements	916,551	744,058
Tenant Improvements	72,015	55,834

	1,466,470	1,107,295
Less: Accumulated Depreciation and Amortization	(77,719)	(51,320)

Net Investments in Real Estate	1,388,751	1,055,975
Investments in Unconsolidated Entities	483,791	410,062
Real Estate and Other Assets Held for Sale	0	22,056
Cash and Cash Equivalents	178,799	48,218
Restricted Cash	6,010	2,058
Accounts and Other Receivables, Net of Allowance of $766 and $83, respectively	6,281	5,677
Deferred Rent	15,875	8,605
Acquired Above-Market Leases, Net of Accumulated Amortization of $13,884 and $9,345, respectively	32,849	22,867
Acquired In-Place Lease Value, Net of Accumulated Amortization of $53,953 and $36,931, respectively	152,546	111,005
Deferred Financing Costs, Net of Accumulated Amortization of $3,743 and $2,513, respectively	7,421	6,444
Lease Commissions, Net of Accumulated Amortization of $845 and $528, respectively	3,454	1,643
Other Assets	2,153	22,110

Total Assets	$2,277,930	$1,716,720

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Notes Payable, Less Discount of $3,070 and $3,700, Plus Premium of $9,247 and $4,155, respectively	$632,377	$356,823
Note Payable at Fair Value	8,740	8,769
Loan Payable	25,000	60,000
Liabilities Related to Real Estate and Other Assets Held for Sale	0	441
Security Deposits	693	899
Accounts Payable and Accrued Expenses	22,155	15,934
Accrued Offering Costs Payable to Related Parties	1,411	917
Acquired Below-Market Leases, Net of Accumulated Amortization of $12,677 and $9,626, respectively	30,260	19,323
Above-Market Ground Lease Obligation	1,500	0
Property Management Fee Payable to Related Party	297	184
Investment Management Fee Payable to Related Party	1,882	1,330
Distributions Payable	29,911	24,053
Interest Rate Swaps at Fair Value—Non-Qualifying Hedges	1,179	1,349
Interest Rate Swaps at Fair Value—Qualifying Hedges	12,107	1,932

Total Liabilities	767,512	491,954
COMMITMENTS AND CONTINGENCIES (NOTE 18)
NON-CONTROLLING INTEREST
Operating Partnership Units	2,464	2,464
SHAREHOLDERS’ EQUITY
Common Shares of Beneficial Interest, $0.01 par value, 990,000,000 shares authorized; 208,511,761 and 164,511,252 issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	2,085	1,645
Additional Paid-in-Capital	1,838,399	1,446,559
Accumulated Deficit	(310,973)	(214,216)
Accumulated Other Comprehensive Loss	(21,557)	(11,686)

Total Shareholders’ Equity	1,507,954	1,222,302

Total Liabilities, Shareholders’ Equity and Non-Controlling Interest	$2,277,930	$1,716,720

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

(In Thousands, Except Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES
Rental	$32,476	$16,893	$87,167	$46,529
Tenant Reimbursements	7,313	3,211	19,929	8,947

Total Revenues	39,789	20,104	107,096	55,476

EXPENSES
Operating and Maintenance	4,311	2,144	11,959	5,130
Property Taxes	4,624	2,664	13,359	7,836
Interest	9,329	3,898	24,724	10,232
General and Administrative	1,474	1,566	4,264	4,243
Property Management Fee to Related Party	511	266	1,096	607
Investment Management Fee to Related Party	5,607	2,933	15,100	8,050
Acquisition Expenses	1,044	2,195	12,537	7,414
Depreciation and Amortization	16,656	7,941	43,901	21,902

Total Expenses	43,556	23,607	126,940	65,414

OTHER INCOME AND EXPENSES
Interest and Other Income	460	245	1,271	931
Net Settlement Payments on Interest Rate Swaps	(178)	(568)	(532)	(1,012)
Gain (Loss) on Interest Rate Swaps	32	263	177	(239)
Gain (Loss) on Note Payable at Fair Value	75	(21)	41	(98)
Loss on Early Extinguishment of Debt	0	0	0	(72)

Total Other Income and (Expenses)	389	(81)	957	(490)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND EQUITY IN INCOME OF UNCONSOLIDATED ENTITIES	(3,378)	(3,584)	(18,887)	(10,428)
PROVISION FOR INCOME TAXES	(85)	(163)	(385)	(248)
EQUITY IN INCOME OF UNCONSOLIDATED ENTITIES	609	2,539	4,160	5,385

NET LOSS FROM CONTINUING OPERATIONS	(2,854)	(1,208)	(15,112)	(5,291)

DISCONTINUED OPERATIONS
(Loss) Income from Discontinued Operations	(18)	0	377	0
Realized Gain from Sales	426	0	301	0

INCOME FROM DISCONTINUED OPERATIONS	408	0	678	0

NET LOSS	(2,446)	(1,208)	(14,434)	(5,291)
Net Loss Attributable to Non-Controlling Operating Partnership Units	4	2	20	9

NET LOSS ATTRIBUTABLE TO CB RICHARD ELLIS REALTY TRUST SHAREHOLDERS	$(2,442)	$(1,206)	$(14,414)	$(5,282)

Basic and Diluted Net Loss Per Share from Continuing Operations Attributable to CB Richard Ellis Realty Trust Shareholders	$(0.01)	$(0.01)	$(0.08)	$(0.04)

Basic and Diluted Net Loss Per Share from Discontinued Operations Attributable to CB Richard Ellis Realty Trust Shareholders	$0.00	$0.00	$0.00	$0.00

Weighted Average Common Shares Outstanding—Basic and Diluted	199,398,630	144,158,081	183,098,748	128,405,833
Dividends Declared Per Share	$0.15	$0.15	$0.45	$0.45

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010 (unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(14,434)	$(5,291)
Adjustments to Reconcile Net Loss to Net Cash Flows Provided by Operating Activities:
Equity in Income of Unconsolidated Entities	(4,160)	(5,385)
Distributions from Unconsolidated Entities	17,200	13,954
(Gain) Loss on Interest Rate Swaps and Cap	(177)	239
Loss on Note Payable at Fair Value	(41)	98
Loss on Early Extinguishment of Debt	0	53
Net Realized Gain on Sale of Real Property	(301)	0
Gain on Transfer of Real Estate	0	(154)
Depreciation and Amortization of Building and Improvements	26,524	13,756
Amortization of Deferred Financing Costs	1,426	744
Amortization of Acquired In-Place Lease Value	17,055	7,975
Amortization of Above and Below Market Leases	1,487	171
Amortization of Lease Commissions	322	172
Amortization of Discount/Premium on Notes Payable	(219)	657
Share Based Compensation	28	240
Changes in Assets and Liabilities:
Accounts and Other Receivables	(604)	296
Deferred Rent	(7,270)	(3,048)
Other Assets	7	(796)
Accounts Payable and Accrued Expenses	5,752	2,665
Investment and Property Management Fees Payable to Related Party	665	259

Net Cash Flows Provided By Operating Activities	43,260	26,605

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of Real Property	(152,943)	(165,775)
Proceeds from Sales of Discontinued Operations	23,596	0
Investments in Unconsolidated Entities	(79,073)	(76,119)
Distributions from Unconsolidated Entities	0	5,783
Purchase Deposits	0	(3,000)
Restricted Cash	(3,951)	(567)
Lease Commissions	(2,134)	(864)
Improvements to Investments in Real Estate	(8,222)	(1,671)

Net Cash Flows Used in Investing Activities	(222,727)	(242,213)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Common Shares—Public Offering	433	481
Proceeds from Additional Paid-in-Capital—Public Offering	432,455	468,681
Redemption of Common Shares	(25,477)	(11,093)
Payment of Offering Costs	(47,420)	(39,357)
Payment of Distributions	(43,561)	(28,951)
Distribution to Non-Controlling Interest	(111)	(111)
Borrowing on Loan Payable	50,000	25,000
Principal Payment on Loan Payable	(85,000)	0
Proceeds from Notes Payable	81,700	0
Principal Payments on Note Payable	(50,324)	(15,003)
Deferred Financing Costs	(2,188)	(3,557)
Security Deposits	(206)	1,072

Net Cash Flows Provided by Financing Activities	310,301	397,162

EFFECT OF FOREIGN CURRENCY TRANSLATION	(253)	165

Net Increase in Cash and Cash Equivalents	130,581	181,719
Cash and Cash Equivalents, Beginning of the Period	48,218	112,631

Cash and Cash Equivalents, End of the Period	$178,799	$294,350

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for Interest	$22,577	$8,489
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distributions Declared and Payable	$29,911	$21,623
Proceeds from Dividend Reinvestment Program	$32,924	$21,905
Application of Deposit to Investment in Unconsolidated Entities	$7,500	$0
Application of Deposit to Investment in Real Estate	$12,500	$1,500
Accrued Acquisition Costs Related to Real Property	$100	$17
Duke joint venture Contribution/Distribution—Cash Flow Used to Fund Amazon Expansion	$19,605	$5,840
Deconsolidation of Real Estate transferred to Duke joint venture	$0	$(41,888)
Notes Payable Assumed on Acquisitions of Real Estate	$238,419	$69,201
Increase in Investment in Duke joint venture from Transfer of Real Estate	$0	$42,042
Share Awards Increase in Additional Paid-In-Capital	$28	$240
Accrued Offering Costs	$1,555	$1,340

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Shareholders Equity and Non-Controlling Interest

For the Nine Months Ended September 30, 2011 and 2010 (unaudited)

(In Thousands, Except Share Data)

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Non-Controlling Interest Operating Partnership Units	Total Shareholders’ Equity and Non-Controlling Interest
	Shares	Amount
Balance at December 31, 2010	164,511,253	$1,645	$1,446,559	$(214,216)	$(11,686)	$1,222,302	$2,464	$1,224,766
Net Loss	0	0	0	(14,414)	0	(14,414)	(20)	(14,434)
Foreign Currency Translation Gains	0	0	0	0	885	885	3	888
Swap Fair Value Adjustment	0	0	0	0	(10,756)	(10,756)	(13)	(10,769)

Total Comprehensive Loss	0	0	0	(14,414)	(9,871)	(24,285)	(30)	(24,315)

Net Contributions From Public Offering of Common Shares, $0.01 Par Value	46,784,125	468	465,345	0	0	465,813	0	465,813
Trustee Common Shares	3,000	0	28	0	0	28	0	28
Costs Associated with Public Offering	0	0	(47,943)	0	0	(47,943)	0	(47,943)
Redemption of Common Shares	(2,786,617)	(28)	(25,449)	0	0	(25,477)	0	(25,477)
Adjustment to Record Non-Controlling Interest at Redemption Value	0	0	(141)	0	0	(141)	141	0
Distributions	0	0	0	(82,343)	0	(82,343)	(111)	(82,454)

Balance at September 30, 2011	208,511,761	$2,085	$1,838,399	$(310,973)	$(21,557)	$1,507,954	$2,464	$1,510,418

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non-Controlling Interest Operating Partnership Units	Total Shareholders’ Equity and Non-Controlling Interest
	Shares	Amount
Balance at December 31, 2009	106,465,683	$1,065	$933,088	$(121,832)	$12,322	$799,999	$2,464	$802,463
Net Loss	0	0	0	(5,282)	0	(5,282)	(9)	(5,291)
Foreign Currency Translation Loss	0	0	0	0	4,362	4,362	6	4,368
Swap Fair Value Adjustment	0	0	0	0	(1,787)	(1,787)	(4)	(1,791)

Total Comprehensive( Loss) Income	0	0	0	(5,282)	2,575	2,707	(7)	(2,714

Net Contributions From Public Offering of Common Shares, $0.01 Par Value	50,360,076	504	490,681	0	0	491,185	0	491,185
Trustee Common Shares	24,000	0	240	0	0	240	0	240
Costs Associated with Public Offering	0	0	(40,325)	0	0	(40,325)	0	(40,325)
Redemption of Common Shares	(1,221,867)	(12)	(11,081)	0	0	(11,093)	0	(11,093)
Adjustment to Record Non-Controlling Interest at Redemption Value	0	0	(118)	0	0	(118)	118	0
Distributions	0	0	0	(57,730)	0	(57,730)	(111)	(57,841)

Balance at September 30, 2010	155,627,892	$1,557	$1,372,485	$(184,844)	$(9,747)	$1,179,451	$2,464	$1,181,915

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

1. Organization and Nature of Business

CB Richard Ellis Realty Trust (the “Company”) was formed on March 30, 2004 under the laws of the state of Maryland. CBRE Operating Partnership, L.P. (“CBRE OP”) was formed in Delaware on March 30, 2004, with the Company as the sole general partner (the “General Partner”). The Company has elected to be taxed as a real estate investment trust (“REIT”) under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), beginning with its taxable period ended December 31, 2004. The Company was formed to raise capital and acquire ownership interests in high quality real estate properties, including office, industrial, retail and multi-family residential properties, as well as other real estate-related assets.

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

The registration statement relating to our follow-on public offering was declared effective by the SEC on January 30, 2009. CNL Securities Corp. is the dealer manager of this offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through September 30, 2011, the Company received gross offering proceeds of approximately $1,476,184,746 from the sale of 148,029,604 shares. Our Board of Trustees has confirmed that our follow-on offering will close on January 30, 2012. We expect to offer common shares through our dividend investment plan beyond January 30, 2012.

The Company operates in an umbrella partnership REIT structure in which its majority-owned subsidiary, CBRE OP, owns, directly or indirectly, substantially all of the properties acquired on behalf of the Company. The Company, as the sole general partner of CBRE OP, owns approximately 99.88% of the common partnership units therein. REIT Holdings, an affiliate of the Investment Advisor, holds the remaining interest through 246,361 limited partnership units representing approximately a 0.12% ownership interest in the total limited partnership units. In exchange for services provided to the Company relating to its formation and future services, REIT Holdings also owns a Class B limited partnership interest (“Class B interest”). The Investment Advisor is affiliated with the Company in that the two entities have common officers and trustees, some of whom also own equity interests in the Investment Advisor and the Company. All business activities of the Company are managed by the Investment Advisor.

Unless the context otherwise requires or indicates, references to “CBRE REIT,” “we,” “the Company” “our,” and “us” refer to the activities of and the assets and liabilities of the business and operations of CB Richard Ellis Realty Trust and its subsidiaries.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

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

In the opinion of management, all adjustments of a normal recurring nature considered necessary in all material respects to present fairly our financial position, results of our operations and cash flows as of and for the three and nine months ended September 30, 2011 have been made. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results of operations to be expected for the entire year.

Principles of Consolidation

Because we are the sole general partner and majority owner of CBRE OP and have majority control over their management and major operating decisions, the accounts of CBRE OP are consolidated in our financial statements. The interests of REIT Holdings are reflected in non-controlling interest in the accompanying consolidated financial statements. All significant inter-company accounts and transactions are eliminated in consolidation. CB Richard Ellis Investors, LLC (“CBRE Investors”), an affiliate of the Investment Advisor, also owns an interest in us through its ownership of 243,229 common shares of beneficial interest at September 30, 2011 and December 31, 2010.

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

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

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

Segment Information

We currently operate our consolidated properties in two geographic areas, the United States and the United Kingdom. We view our consolidated property operations as three reportable segments, a Domestic Industrial segment, a Domestic Office segment and an International Office/Retail segment, which participate in the acquisition, development, ownership, and operation of high quality real estate in their respective segments.

Cash Equivalents

We consider short-term investments with maturities of three months or less when purchased to be cash equivalents. As of September 30, 2011 and December 31, 2010, cash equivalents consisted primarily of investments in money market funds.

Restricted Cash

Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of September 30, 2011 and December 31, 2010, our restricted cash balance was $6,010,000 and $2,058,000, respectively, which represents amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by our agreements with our lenders.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

As of December 31, 2010, we had two properties, Rickenbacker II and Rickenbacker III, held for sale. The Rickenbacker II and Rickenbacker III properties were sold on August 12, 2011.

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

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred. As of September 30, 2011 and December 31, 2010, we owned, on a consolidated basis 74 and 71 real estate investments, respectively.

On April 11, 2011, we acquired two office buildings, 70 Hudson Street (“70 Hudson”) and 90 Hudson Street (“90 Hudson”), located in Jersey City, NJ. The purchase price was $310,000,000.

On June 2, 2011, we acquired Millers Ferry Road, a single tenant warehouse/distribution building located in Wilmer, TX, a suburb of Dallas. The purchase price was approximately $40,366,000.

On September 30, 2011, we acquired Sky Harbor Operations Center, a single tenant office building located in Phoenix, AZ. The purchase price was $53,500,000.

On April 5, 2011, we sold Orchard Business Park I, a vacant warehouse/distribution building, located in Spartanburg, SC. The sales price was $1,275,000.

On August 12, 2011, we sold Rickenbacker II and Rickenbacker III, two warehouse/distribution buildings located in Groveport, OH, a suburb of Columbus, OH. The sales price was approximately $22,639,000.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

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

No impairment of long-lived assets was recognized during the nine months ended September 30, 2011 and 2010.

Other Assets

Other assets include the following as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Purchase deposits	$0	$20,005
Loan commitment fee	0	740
Prepaid insurance	828	308
Prepaid real estate taxes	119	—
Other	1,206	1,057

Total	$2,153	$22,110

Concentration of Credit Risk

Our consolidated properties are located throughout the United States and in the United Kingdom. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, and social factors affecting the communities in which the tenants operate. Our credit risk relates primarily to cash, restricted cash, and interest rate swap and cap agreements. Cash accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000 through December 31, 2013.

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

Non-Controlling Interest

We owned a 99.88%, 99.85% and 99.84% partnership interest in CBRE OP as of September 30, 2011, December 31, 2010 and September 30, 2010, respectively. The remaining 0.12%, 0.15% and 0.16% partnership interest as of September 30, 2011, December 31, 2010 and September 30, 2010, respectively, was owned by REIT Holdings in the form of 246,361 non-controlling operating partnership units which were exchangeable on a one for one basis for common shares of CBRE REIT, with an estimated aggregate redemption value of $2,464,000.

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

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable period ended December 31, 2004. To qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) as defined in the Internal Revenue Code, to our shareholders and satisfy certain other organizational and operating requirements. We generally will not be subject to U.S. federal income taxes if we distribute 100% of our net taxable income each year to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to U.S. federal income taxes and excise taxes on our undistributed taxable income. Except as discussed below, we believe that we have met all of the REIT distribution and technical requirements for the nine months ended September 30, 2011 and the year ended December 31, 2010. We intend to continue to adhere to these requirements and maintain our REIT qualification.

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

Revenue Recognition and Valuation of Receivables

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $17,108,000 and $6,515,000 as security for such leases at September 30, 2011 and December 31, 2010.

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

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $766,000 and $83,000 as of September 30, 2011 and December 31, 2010, respectively.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

Offering Costs

Offering costs totaling $47,943,000 and $40,325,000 were incurred during the nine months ended September 30, 2011 and 2010, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Offering costs incurred through September 30, 2011 totaled $195,281,000. Of the total amount, $177,757,000 was incurred to CNL Securities Corp., as Dealer Manager; $3,969,000 was incurred to CBRE Group, Inc., an affiliate of the Investment Advisor; $832,000 was incurred to the Investment Advisor for reimbursable marketing costs and $12,723,000 was incurred to other service providers. Each party will be paid the amount incurred from proceeds of the public offering. As of September 30, 2011 and December 31, 2010, the accrued offering costs payable to related parties included in our consolidated balance sheets were $1,411,000 and $917,000, respectively. Offering costs payable to unrelated parties of $144,000 and $115,000 at September 30, 2011 and December 31, 2010, respectively, were included in accounts payable and accrued expenses.

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

The carrying value of our United Kingdom assets and liabilities fluctuate due to changes in the exchange rate between the USD and the GBP. The exchange rate of the USD to the GBP was $1.5588 and $1.5570 at September 30, 2011 and December 31, 2010, respectively. The profit and loss weighted average exchange rate of the USD to the GBP was approximately $1.6243 and $1.5325 and $1.6193 and $1.5362, respectively, for the three and nine months ended September 30, 2011 and 2010, respectively.

The carrying value of our European assets and liabilities fluctuate due to changes in the exchange rate between the USD and the EUR. The exchange rate of the USD to the EUR was $1.3389 and $1.3338 at September 30, 2011 and December 31, 2010. We acquired our first property in Europe on September 10, 2010. The profit and loss weighted average exchange rate of the USD to the EUR was approximately $1.4425 and $1.2642 and $1.4154 and $1.2555, respectively, for the three and nine months ended September 30, 2011 and 2010, respectively.

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

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

Earnings Per Share Attributable to CB Richard Ellis Realty Trust Shareholders

Basic net income (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding during each period. The computation of diluted net income (loss) further assumes the dilutive effect of stock options, stock warrants and contingently issuable shares, if any. We have recorded a net loss for the three and nine months ended September 30, 2011 and 2010, respectively, the effect of stock options, stock warrants and contingently issuable shares, if any, would be anti–dilutive for the three and nine months ended September 30, 2011, and accordingly, if there were any of these instruments outstanding, they would be excluded from the earnings per share computation. In addition, no stock options, stock warrants or contingently issuable shares had ever been issued prior to the three and nine months ended September 30, 2010. As a result, there is no difference in basic and diluted shares in either 2010 period presented.

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

We generally determine or calculate the fair value of financial instruments using appropriate present value or other valuation techniques, such as discounted cash flow analyses, incorporating available market discount rate information for similar types of instruments and our estimates for non-performance and liquidity risk. These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow. The Investment Manager of CBRE Strategic Partners Asia applies valuation techniques for our investment carried at fair value based upon the application of the income approach, the direct market comparison approach, the replacement cost approach or third party appraisals to the underlying assets held in the unconsolidated entity in determining the net asset value attributable to our ownership interest therein. The financial assets and liabilities recorded at fair value in our consolidated financial statements are the seven interest rate swaps, our investment in CBRE Strategic Partners Asia (a real estate entity which qualifies as an investment company under the Investment Company Act) and one mortgage note payable that is economically hedged by one of the interest rate swaps.

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

We adopted the fair value measurement criteria described herein for our non-financial assets and non-financial liabilities on January 1, 2009. The adoption of the fair value measurement criteria to our non-financial assets and liabilities did not have a material impact to our consolidated financial statements. Assets and liabilities typically recorded at fair value on a non-recurring basis include:

¡	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination;

¡	Long-lived assets measured at fair value due to an impairment assessment; and

¡	Asset retirement obligations initially measured under the ASC Topic “Asset Retirement and Environmental Obligations” (“FASB ASC 410”).

Subsequent Events

In preparing our accompanying financial statements, management has evaluated subsequent events prior to the filing of this report. We believe that all adjustments and disclosures have been made where appropriate to reflect subsequent events.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

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

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

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

3. Acquisition of Real Estate

The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, site improvements, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above and below-market leases and the value of in-place leases and tenant relationships, if any, based in each case on their respective fair values. Loan premiums, in the case of above-market loans, or loan discounts, in the case of below-market loans, will be recorded based on the fair value of any loans assumed in connection with acquiring the real estate. Acquisition costs are expensed as incurred.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

The following table summarizes the purchase price allocation to the assets and liabilities acquired or finalized during the nine months ended September 30, 2011 (in thousands):

Property	Land	Site Improvements	Building Improve- ments	Tenant Improve- ments	Acquired In- Place Lease Value	Above Market Lease Value	Below Market Lease Value	Above Market Ground Lease	Premium on Notes	Purchase Price	Notes Payable Assumed	Net Assets Acquired
4701 Gold Spike Drive(1)	$3,500	$384	$14,057	$95	$1,948	$316	$0	$0	$0	$20,300	$0	$20,300
1985 International Way(1)	2,200	395	10,544	33	1,429	199	0	0	0	14,800	0	14,800
Summit Distribution Center(1)	2,300	548	9,122	67	1,219	157	(13)	0	0	13,400	0	13,400
3660 Deerpark Blvd(1)	2,400	439	10,036	67	1,439	919	0	0	0	15,300	0	15,300
Tolleson Commerce Park II(1)	2,200	567	4,753	62	1,072	546	0	0	0	9,200	0	9,200
Pacific Corporate Park(1)	21,128	47,023	46,993	14,810	18,908	851	(5,213)	0	0	144,500	0	144,500
100 Kimball Drive(1)	8,800	1,270	39,401	2,946	7,526	307	0	0	0	60,250	0	60,250
70 Hudson(2)	55,300	8,885	56,195	3,470	19,903	14,503	0	0	(3,256)	155,000	(120,857)	34,143
90 Hudson(2)	56,400	9,969	76,909	3,198	18,293	28	(7,112)	0	(2,685)	155,000	(117,562)	37,438
Millers Ferry Road(2)	5,835	8,755	18,411	688	7,149	0	(472)	0	0	40,366	0	40,366
Sky Harbor Operations Center(3)	0	21,359	24,972	4,677	10,617	0	(6,625)	(1,500)	0	53,500	0	53,500

	$160,063	$99,594	$311,393	$30,113	$89,503	$17,826	$(19,435)	$(1,500)	$(5,941)	$681,616	$(238,419)	$443,197

(1)	2010 acquisitions—purchase price allocation finalized during the three months ended March 31, 2011.

(2)	2011 acquisitions—purchase price allocation final.

(3)	2011 acquisition—purchase price allocation preliminary. Final valuations of assets acquired are not yet complete.

We expensed $1,044,000 and $2,195,000 and $12,537,000 and $7,414,000 of consolidated and unconsolidated property acquisition costs during the three and nine months ended September 30, 2011 and 2010, respectively.

Building Improvements are depreciated over 39 years; Site Improvements are depreciated over 15 and 25 years; Tenant Improvements, Acquired In-Place Lease Value, Above Market Lease Value and Below Market Lease Value are amortized over the remaining lease terms at the time of acquisition.

Unaudited pro forma results, assuming the above noted acquisitions had occurred as of January 1, 2010, for the purpose of the 2011 and 2010 pro forma disclosures, respectively, are presented below (in thousands, except share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$41,349	$33,203	$120,178	$101,973
Operating Loss	(3,333)	(34,556)	(14,790)	(21,433)
Net Loss	(2,010)	(32,526)	(10,996)	(27,004)
Basic and Diluted Loss Per Share	$(0.01)	$(0.23)	$(0.06)	$(0.21)
Weighted Average Shares Outstanding for Basic and Diluted Loss	199,398,630	144,158,081	183,098,748	128,405,833

The proforma results for the acquired properties primarily include adjustments for the depreciation and amortization attributable to our purchase price applied retrospectively to the applicable historical operating results.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

4. Real Estate and Other Assets Held for Sale and Related Liabilities

Real estate and other assets held for sale include real estate for sale which were acquired in the fourth quarter of 2010, in their present condition that have met all of the “held for sale” criteria of ASC 360 “Accounting for the Impairment or Disposal of Long-Lived Assets,” and other assets directly related to such projects. Liabilities related to real estate and other assets held for sale have been included as a single line item in the accompanying consolidated balance sheets.

Real estate and other assets held for sale and related liabilities as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Assets
Real estate held for sale	$0	$22,000
Other assets	0	56

Total real estate and other assets held for sale	0	22,056

Liabilities
Accounts payable and accrued expenses	0	441

Total liabilities related to real estate and other assets held for sale	0	441

Net real estate and other assets held for sale	$0	$21,615

In accordance with ASC 205-20 Presentation of Financial Statement-Discontinued Operation, the income and the net gain on dispositions of operating properties are reflected in the consolidated statements of operations as discontinued operations for all periods presented.

Revenues and expenses from discontinued operations for the three and nine months ended September 30, 2011 represent the activities of the held for sale portfolio of warehouse distribution buildings acquired during the year ended December 31, 2010 for $22,000,000. On August 12, 2011, we sold the Rickenbacker II and Rickenbacker III properties located in Groveport, OH, for approximately $22,639,000. The aggregate sales proceeds after customary closing costs was approximately $22,433,000 resulting in a gain on sale of $426,000. There were no discontinued operations during the three and nine months ended September 30, 2010 (in thousands).

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Revenues:
Rental	$193	$878
Tenant Reimbursement	48	194

Total Revenues.	241	1,072

Expenses:
Operating and Maintenance	51	297
Property Taxes	16	89
General and Administrative	0	21
Investment Management Fee to Related Party	19	96

Total Expenses	86	503

Provision for Income Taxes in Discontinued Operations	173	192
Net Realized Gain from Sale	426	301

Total Income from Discontinued Operations	$408	$678

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

5. Investments in Unconsolidated Entities

Investments in unconsolidated entities at September 30, 2011 and December 31, 2010 consist of the following (in thousands):

	September 30, 2011	December 31, 2010
CBRE Strategic Partners Asia	$9,325	$9,471
Duke Joint Venture	381,969	306,264
Afton Ridge Joint Venture	18,396	19,167
UK JV	27,198	27,822
European JV	46,903	47,338

	$483,791	$410,062

The following is a summary of the investments in unconsolidated entities for the nine months ended September 30, 2011 and the year ended December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Investment Balance, January 1	$410,062	$214,097
Contributions	86,574	278,079
Company Basis Adjustments	0	(617)
Other Comprehensive Income of Unconsolidated Entities	4,160	4,271
Company’s Equity in Net Income (including adjustments for basis differences)	195	8,838
Distributions	(17,200)	(94,606)

Investment Balance, End of Period	$483,791	$410,062

CBRE Strategic Partners Asia

We have agreed to a capital commitment of $20,000,000 in CBRE Strategic Partners Asia, which extends for 48 months (to January 31, 2012) after the close of the final capital commitment. As of September 30, 2011, we have contributed $15,497,000 of our capital commitment which was funded using net proceeds from our public offerings. CBRE Investors, our sponsor, formed CBRE Strategic Partners Asia to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in Asia, including China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. The initial closing date of CBRE Strategic Partners Asia was in July 2007, with additional commitments being accepted through January 2008. CBRE Strategic Partners Asia closed on January 31, 2008, with aggregate capital commitments of $394,203,000. CBRE Strategic Partners Asia has an eight year term, which may be extended for up to two one-year periods with the approval of two-thirds of the limited partners.

As of September 30, 2011, CBRE Strategic Partners Asia, with its parallel fund, CB Richard Ellis Strategic Asia II, L.P., had aggregate investor commitments of $394,203,000 from institutional investors including CBRE Investors. We own an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. As of September 30, 2011, CBRE Strategic Partners Asia had acquired ownership interests in ten properties, five in China and five in Japan. Two of the five ownership interests in China were sold in 2010. Our capital commitment was pledged as collateral for borrowings of CBRE Strategic Partners Asia of which our pro-rata portion of such borrowing was approximately $218,000 based on our 5.07% ownership interest at December 31, 2010. All outstanding borrowings were repaid to the lender in March 2011.

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

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

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

Consolidated Balance Sheets of CBRE Strategic Partners Asia as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Assets
Real Estate	$235,491	$237,645
Other Assets	11,802	16,354

Total Assets	$247,293	$253,999

Liabilities and Equity
Notes Payable	$45,540	$43,019
Loan Payable	0	4,307
Other Liabilities	14,699	17,630

Total Liabilities	60,239	64,956

Company’s Equity	9,325	9,471
Other Investors’ Equity	177,729	179,572

Total Liabilities and Equity	$247,293	$253,999

Consolidated Statements of Operations of CBRE Strategic Partners Asia for the three and nine months ended September 30, 2011 and 2010, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total Revenues and Appreciation (Depreciation)	$(2,184)	$2,699	$(5,740)	$8,696
Total Expenses	1,410	6,412	5,249	14,943

Net Loss	(3,594)	(3,713)	(10,989)	(6,247)

Company’s Equity in Net Loss	$(210)	$(198)	$(603)	$(346)

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

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

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

On August 24, 2010, the Duke joint venture closed on the acquisition of additional land and entered into a construction agreement, and lease amendments (collectively, the “Expansion Agreements”) to expand the AllPoints at Anson Bldg. 1 property, a warehouse/distribution center located in Whitestown, IN, a suburb of Indianapolis. The existing property is 100% leased to a subsidiary of Amazon.com through July 2018. Pursuant to the Expansion Agreements, AllPoints at Anson Bldg. 1 (i) was expanded from the current 630,573 square feet to approximately 1,036,573 square feet and (ii) is 100% leased to a subsidiary of Amazon.com, which lease was extended through April 2021. The total cost of the expansion is anticipated to be approximately $19,200,000 to the Duke joint venture. As of September 30, 2011, the Duke joint venture had paid land acquisition and construction costs totaling approximately $16,324,000. We expect to make cash contributions of approximately $15,360,000 to the Duke joint venture over the construction period in connection with the Expansion Agreements. We paid a construction supervision fee of $212,000 to our Investment Advisor in connection with the Expansion Agreements.

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

On December 17, 2010, the Duke joint venture entered into a purchase and sale agreement the (“Purchase Agreement”) with Duke, Duke Secured Financing 2009-1PAC, LLC and Duke Realty Ohio, affiliates of Duke, for the acquisition of up to $516,650,000 in office real property assets (the “Office Portfolio”). The Office Portfolio consists of 20 office properties that were contributed to the Duke Joint Venture in three separate tranches.

On December 21, 2010, the Duke joint venture acquired fee interests in the first tranche of the Office Portfolio by acquiring seven properties for $173,850,000, exclusive of closing costs and acquisition fees which were both expensed as incurred. We made a cash contribution of approximately $139,080,000 to the Duke joint venture in connection with the closing of the first tranche.

On March 24, 2011, in connection with the acquisition of 13 properties (the second and third tranches of the Office Portfolio) for $342,800,000 of which our share was $274,240,000 exclusive of closing costs and acquisition fees which were both expensed as incurred, the Duke joint venture entered into a $275,000,000 unsecured term loan (the “Term Loan”), with Wells Fargo Bank, National Association. While the Term Loan was non-recourse to us, the pro rata share of the Term Loan obligation attributable to us is $220,000,000 in accordance with our ownership interest in the Duke joint venture. The Term Loan has a six-month term and two six-month extension options. The Term Loan has an interest rate of LIBOR plus 2.50% and is fully pre-payable at any time, subject to any customary costs. An origination fee of $1,650,000 was paid to Wells Fargo Bank, National Association at the closing of the term loan. The Term Loan Agreement contains customary representations and warranties and covenants. During the term of the loan, the Duke joint venture has agreed to comply with certain financial covenants related to its leverage ratio, net asset value, unencumbered leverage ratio and the inability to enter into certain types of investments.

On April 28, 2011, the Duke joint venture entered into lease amendments to expand the Buckeye Logistics Center property, a warehouse/distribution center located in Phoenix, AZ. On May 2, 2011, the Duke joint venture closed on the acquisition of additional land and entered into a construction agreement (along with the lease amendments collectively, the “Buckeye Expansion Agreements”). The existing property is 100% leased to a subsidiary of Amazon.com through September 2018. Pursuant to the Buckeye Expansion

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

Agreements, Buckeye Logistics Center (i) will be expanded from the current 604,678 square feet to approximately 1,009,351 square feet and (ii) will remain 100% leased to a subsidiary of Amazon.com, which lease will be extended through September 2021. The total cost of the expansion is anticipated to be approximately $21,160,000 to the Duke joint venture. As of September 30, 2011, the Duke joint venture had paid land acquisition and construction costs totaling approximately $16,070,000. We expect to make cash contributions of approximately $16,928,000 to the Duke joint venture over the construction period in connection with the Buckeye Expansion Agreements.

On August 4, 2011, we contributed $31,200,000, our 80% share of $39,000,000, to the Duke joint venture. The contribution was used towards a pay down the Wells Fargo unsecured term loan on August 8, 2011. On August 8, 2011, the Duke joint venture closed on two loans with Woodman of the World Life Insurance Society totaling $14,425,000. The loans are secured by the Fairfield Distribution Center IX, $4,675,000, and West Lake at Conway, $9,750,000, properties. Net proceeds from the financing totaling approximately $13,818,000 were used to pay down the Wells Fargo unsecured term loan. The Duke joint venture paid CBRE Capital Markets, LLC, an affiliate of the Investment Advisor, aggregate mortgage broker fees of approximately $72,125 in connection with the loans. Together cash contributions and net loan proceeds paid down approximately $52,818,000 of the $275,000,000 Wells Fargo unsecured term reducing the outstanding balance as of August 8, 2011 to approximately $222,182,000.

On August 16, 2011, the Duke joint venture closed on three loans with Wells Fargo Bank, N.A., or Wells Fargo, totaling $43,400,000. The three loans are individually secured by the Easton III, Point West I and Atrium I properties. Upon closing the $6,900,000 loan secured by the Easton III property, the Duke joint venture entered into an interest rate swap agreement with Wells Fargo to effectively fix the annual interest rate on this loan at 3.95% for its entire term until this loan’s scheduled maturity on January 31, 2019. Upon closing the $11,800,000 loan secured by the Point West I property, the Duke joint venture entered into an interest rate swap agreement with Wells Fargo to effectively fix the annual interest rate on this loan to 3.41% for its entire term until this loan’s scheduled maturity on December 6, 2016. Upon closing the $24,700,000 loan secured by the Atrium I property, the Duke joint venture entered into an interest rate swap agreement with Wells Fargo to effectively fix the annual interest rate on this loan to 3.775% for its entire term until this loan’s scheduled maturity on May 31, 2018. Principal and interest payments are due monthly on the three loans. The Duke joint venture paid CBRE Capital Markets, LLC, an affiliate of the Investment Advisor, aggregate mortgage broker fees of approximately $217,000 in connection with the loans. Upon closing, the Duke joint venture paid down approximately $42,700,000 of the $222,182,000 remaining balance of the Wells Fargo unsecured term loan reducing the outstanding balance as of August 16, 2011 to approximately $179,482,000.

On August 25, 2011, the Duke joint venture closed on two loans with Principal Life Insurance Company totaling approximately $25,000,000 ($20,000,000 at our 80% pro rata share of the Duke joint venture). The loans are secured by the Sam Houston Crossing I and McAuley Place properties. The loans represent a 41.3% loan-to-cost on the $60,500,000 total allocated acquisition costs of the properties. The loan secured by the Sam Houston Crossing I property has an interest rate of 4.42%, a 10-year term and a 30-year amortization schedule. The loan secured by the McAuley Place property has an interest rate of 3.98%, a 7-year term and a 25-year amortization schedule. Principal and interest payments are due monthly on the loans. The Duke joint venture paid CBRE Capital Markets, LLC, an affiliate of the Investment Advisor, aggregate mortgage broker fees of approximately $125,000 in connection with the loans. Upon closing, the Duke joint venture paid down approximately $25,000,000 of the $179,482,000 remaining balance of the Wells Fargo unsecured term loan reducing its outstanding balance as of August 25, 2011 to approximately $154,482,000.

On September 12, 2011, the Duke joint venture closed on five loans with John Hancock Life Insurance Company (U.S.A.) totaling approximately $156,250,000 ($125,000,000 at our 80% pro rata share of the Duke joint venture). The loans are secured by the 533 Maryville Centre, 555 Maryville Centre, The Landings I, The Landings II, Norman Pointe I, Norman Pointe II, Weston Pointe I, Weston Pointe II, Weston Pointe III, Weston Pointe IV and Regency Creek properties. The loans have a fixed interest rate of 5.24%, a 10-year term and a 30-year amortization schedule. The loans may not be prepaid during the first two years of their terms, but thereafter may be fully prepaid subject to yield maintenance. Principal and interest payments are due monthly on the loans. The Duke joint venture paid CBRE Capital Markets, LLC, an affiliate of the Investment Advisor, aggregate mortgage broker fees of approximately $781,250 in connection with the five loans. Upon closing, the Duke joint venture paid down the remaining approximate $154,482,000 balance of the Wells Fargo unsecured term loan.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

The following table provides further detailed information concerning the properties held in the Duke joint venture at September 30, 2011:

Property and Market	Property Type	Net Rentable Square Feet	Primary Tenants	Lease Expiration	Approximate Purchase Price(1)	Pro Rata Share of Approximate Purchase Price(2)	Approximate Debt Financing	Acquisition Fee(3)
Buckeye Logistics Center/ Phoenix, AZ	Warehouse/ Distribution	604,678	Amazon.com(5)(8)	06/2018	$43,601,000	$34,880,800	$20,000,000	$349,000

201 Sunridge Blvd./Dallas, TX	Warehouse/ Distribution	822,550	Unilever(4)	09/2018	31,626,000	25,300,800	19,400,000	253,000

12200 President’s Court/ Jacksonville, FL	Warehouse/ Distribution	772,210	Unilever(4)	09/2018	36,956,000	29,564,800	21,600,000	296,000

AllPoints at Anson Bldg. 1/ Indianapolis, IN	Warehouse/ Distribution	1,036,573	Amazon.com(5)	04/2021	52,601,000	42,080,800	17,000,000	267,000

Aspen Corporate Center 500/ Nashville, TN	Office	180,147	Verizon Wireless(6)	10/2018	36,989,000	29,591,200	21,200,000	297,000

125 Enterprise Parkway/ Columbus, OH	Warehouse/ Distribution	1,142,400	Kellogg’s	03/2019	47,905,000	38,324,000	26,800,000	383,000

AllPoints Midwest Bldg. 1/ Indianapolis, IN	Warehouse/ Distribution	1,200,420	Prime Distribution	05/2019	51,800,000	41,440,000	24,000,000	414,000

22535 Colonial Pkwy./Houston, TX	Office	89,750	Det Norske Veritas	06/2019	14,700,000	11,760,000	8,500,000	176,000

Celebration Office Center III/ Orlando, FL	Office	100,924	Disney Vacation Development	04/2016	17,050,000	13,640,000	9,500,000	205,000

Fairfield Distribution Ctr. IX/ Tampa, FL	Warehouse/ Distribution	136,212	Iron Mountain	08/2025	9,300,000	7,440,000	4,675,000	112,000

Northpoint III/ Orlando, FL	Office	108,499	Florida Power Corporation	10/2021	18,240,000	14,592,000	11,000,000	219,000

Goodyear Crossing Ind. Park II/ Phoenix, AZ	Warehouse/ Distribution	820,384	Amazon.com(5)	09/2019	45,645,000	36,516,000	21,000,000	548,000

3900 N. Paramount Pkwy./ Raleigh, NC	Office	100,987	PPD Development	11/2023	13,969,000	11,175,200	8,250,000	168,000

3900 S. Paramount Pkwy./ Raleigh, NC	Office	119,170	PPD Development/ LSSI	11/2023 10/2012	16,319,000	13,055,200	8,250,000	196,000

1400 Perimeter Park Drive/ Raleigh, NC	Office	44,916	PPD Development	11/2023	4,962,000	3,969,600	2,500,000	60,000

Miramar I/ Miami, FL(7)	Office	94,060	DeVry	06/2021	17,056,000	13,644,800	9,800,000	0

Miramar II/ Miami, FL(7)	Office	128,540	Royal Caribbean	05/2016	26,124,000	20,899,200	13,200,000	0

McAuley Place/ Cincinnati, OH	Office	190,733	Mercy Health(9)(10) Partners of South West Ohio	08/2023	35,000,000	28,000,000	14,000,000	420,000

Easton III/ Columbus, OH	Office	135,485	Lane Bryant(9)(11)	01/2019	18,000,000	14,400,000	6,900,000	216,000

Point West I/ Dallas, TX	Office	182,700	American Home(9)(12) Mortgage Services, Inc.	12/2016	29,500,000	23,600,000	11,800,000	354,000

Sam Houston Crossing I/ Houston, TX	Office	159,175	AMEC Paragon, Inc.(9)(13)	05/2018	25,500,000	20,400,000	11,000,000	306,000

Regency Creek I / Raleigh, NC	Office	122,087	ABB, Inc.(9)(14)	08/2017	22,500,000	18,000,000	11,250,000	270,000

533 Maryville Centre/ St. Louis, MO	Office	125,296	Eveready Battery Company, Inc.(9)(15)	04/2021	23,878,000	19,102,400	13,495,000	287,000

555 Maryville Centre/ St. Louis, MO	Office	127,082	Eveready Battery Company, Inc.(9)(15)	04/2021	19,472,000	15,577,600	11,005,000	234,000

Norman Pointe I/ Minneapolis, MN	Office	212,722	NCS Pearson, Inc(9)(16)	02/2017	42,600,000	34,080,000	21,181,000	511,200

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

Property and Market	Property Type	Net Rentable Square Feet	Primary Tenants	Lease Expiration	Approximate Purchase Price(1)	Pro Rata Share of Approximate Purchase Price(2)	Approximate Debt Financing	Acquisition Fee(3)
Norman Pointe II/ Minneapolis MN	Office	324,296	General Services Administration(9)(17)	02/2016	46,900,000	37,520,000	23,319,000	562,800

			Hartford Fire Insurance Co(9)(18)	06/2013

The Landings I/ Cincinnati, OH	Office	175,695	Citicorp North America(9)(19)	01/2022	29,659,500	23,727,600	15,940,000	355,914

The Landings II/ Cincinnati, OH	Office	175,076	—	—	26,160,500	20,928,400	14,060,000	313,926

One Easton Oval/ Columbus, OH	Office	125,031	—	—	11,911,000	9,528,800	0	142,932

Two Easton Oval/ Columbus, OH	Office	128,674	—	—	12,744,000	10,195,200	0	152,928

Weston Pointe I/ Ft. Lauderdale, FL	Office	97,579	—	—	19,384,250	15,507,400	9,425,000	232,611

Weston Pointe II/ Ft. Lauderdale, FL	Office	97,180	—	—	23,375,950	18,700,760	11,367,000	280,511

Weston Pointe III/ Ft, Lauderdale, FL	Office	97,178	American Intercontinental University(9)(20)	09/2015	23,583,550	18,866,840	11,468,000	283,002

Weston Pointe IV/ Ft. Lauderdale, FL	Office	96,175	General Services Administration(9)(17)	04/2019	28,256,250	22,605,000	13,740,000	339,075

One Conway Park/ Chicago, IL	Office	105,000	—	—	15,400,000	12,320,000	0	184,800

West Lake at Conway/ Chicago, IL	Office	99,538	—	—	17,575,000	14,060,000	9,750,000	210,900

Atrium I/ Columbus, OH	Office	315,102	Nationwide Mutual Insurance Co(9)(21)(22)	05/2018	45,250,000	36,200,000	24,700,000	543,000
				05/2019

					$1,001,493,000	$801,194,400	$481,075,000	$10,143,599

(1)	Approximate total purchase price including the AllPoints at Anson Bldg. 1 expansion price, exclusive of closing costs, paid by the Duke joint venture for each of these properties.

(2)	Pro rata share of approximate purchase price is at our pro rata share of effective ownership for each of these properties.

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

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

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

As of September 30, 2011, the Duke joint venture has purchased approximately $1,001,493,000 of assets, inclusive of the AllPoints at Anson Bldg. expansion, since inception, exclusive of acquisition fees and closing costs, representing interests in 37 properties, 10 located in Florida, eight located in Ohio, four each located in North Carolina and Texas, two each located in Arizona, Illinois, Indiana, Minnesota and Missouri and one in Tennessee.

We entered into an operating agreement for the Duke joint venture with Duke on June 12, 2008. Duke acts as the managing member of the Duke joint venture and is entitled to receive fees in connection with the services it provides to the Duke joint venture, including asset management, construction, development, leasing and property management services. Duke is also entitled to a promoted interest in the Duke joint venture. We have joint approval rights over all major operating decisions.

On December 17, 2010, in connection with the entry into of the Purchase Agreement for the Office Portfolio, we entered into an amended and restated operating agreement for the Duke joint venture. The amended and restated operating agreement generally contains the same terms and conditions as the operating agreement dated June 12, 2008 described above, except for the following material changes: (i) Duke has granted us a call option to acquire Duke’s entire interest in the Duke joint venture which such interest shall be valued based on the then fair market value opinions of qualified appraisers and which we can elect to exercise anytime after June 30, 2012 upon the occurrence of certain triggering events and adoption by resolution; (ii) the Duke joint venture has certain rights to participate in the development of certain adjacent and nearby parcels of land currently owned by Duke.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

Consolidated Balance Sheet of the Duke joint venture as of September 30, 2011 (in thousands):

	September 30, 2011	REIT Basis Adjustments(1)	Total
Assets
Real Estate Net	$811,053	$2,083	$813,136
Other Assets	175,320	0	175,320

Total Assets	$986,373	$2,083	$988,456

Liabilities and Equity
Notes Payable	$479,797	0	$479,797
Other Liabilities	31,718	0	31,718

Total Liabilities	511,515	0	511,515

Company’s Equity	379,886	2,083	381,969
Other Investor’s Equity	94,972	0	94,972

Total Liabilities and Equity	$986,373	$2,083	$988,456

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

Consolidated Statement of Operations of the Duke joint venture for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total Revenues	$30,625	$12,351	$80,570	$34,778
Operating Expenses	10,166	2,902	26,152	7,984
Interest	6,022	2,145	15,230	6,433
Depreciation and Amortization	14,313	4,935	36,150	13,953

Net Income	$124	$2,369	$3,038	$6,408

Company’s Share in Net Income	$99	$1,895	$2,430	$4,888
Adjustments for Company Basis	(30)	(29)	(88)	(90)

Company’s Equity in Net Income	$69	$1,866	$2,342	$4,798

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

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

Afton Ridge Shopping Center is a 470,288 square foot regional shopping center, completed in 2006, in which Afton Ridge owns 296,388 rentable square feet that is currently 98% leased. One of the shopping center’s anchors, a 173,900 square foot SuperTarget, is not owned by us. Additional anchor tenants in Afton Ridge Shopping Center are Best Buy, Marshalls, PetSmart, Dick’s Sporting Goods, Stein Mart and Ashley Furniture. Afton Ridge Shopping Center is the retail component of a 260 acre master planned mixed-use development.

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

Consolidated Balance Sheet of Afton Ridge as of September 30, 2011 (in thousands):

	September 30, 2011	REIT Basis Adjustments(1)	Total
Assets
Real Estate Net	$45,147	$589	$45,736
Other Assets	3,446	0	3,446

Total Assets	$48,593	$589	$49,182

Liabilities and Equity
Note Payable	$25,500	$0	$25,500
Other Liabilities	3,307	0	3,307

Total Liabilities	28,807	0	28,807

Company’s Equity	17,807	589	18,396
Other Investor’s Equity	1,979	0	1,979

Total Liabilities and Equity	$48,593	$589	$49,182

(1)

REIT Basis Adjustments include those costs incurred by our company outside of Afton Ridge that are directly capitalizable to its investment in real estate assets acquired within Afton Ridge including acquisition costs paid to our Investment Advisor prior to January 1, 2009.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

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

Consolidated Statements of Operations of Afton Ridge for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total Revenues	$1,258	$1,262	$3,904	$3,827
Operating Expenses	335	329	1,048	979
Interest	376	376	1,128	1,128
Depreciation and Amortization	462	456	1,377	1,358

Net Income	$85	$101	$351	$362

Company’s Share in Net Income	$77	$91	$316	$326
Adjustments for REIT Basis	(5)	(5)	(14)	(15)

Company’s Equity in Net Income	$72	$86	$302	$311

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

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

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

Property and Market	Year Built	Property Type	Tenant	Net Rentable Sq. Feet	Percentage Leased	Lease Expiration	Approximate Total Acquisition Cost (in thousands)
Amber Park, Nottingham, UK	1997	Warehouse/ Distribution	UniDrug Distribution Group	208,423	100%	03/2017	$15,642
Brackmills, Northampton, UK	1984	Warehouse/ Distribution	GE Lighting Operations Limited	186,618	100%	03/2017	$16,759

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

Consolidated Balance Sheet of UK JV as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Assets
Real Estate Net	$33,002	$34,092
Other Assets	1,725	1,623

Total Assets	$34,727	$35,715

Liabilities and Equity
Other Liabilities	$1,100	$938

Total Liabilities	1,100	938

Company’s Equity	27,198	27,822
Other Investor’s Equity	6,429	6,955

Total Liabilities and Equity	$34,727	$35,715

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

Consolidated Statements of Operations of UK JV for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total Revenues	$860	$779	$2,514	$941
Operating Expenses	166	149	338	487
Depreciation and Amortization	359	138	1,075	138

Net Income	$335	$492	$1,101	$316

Company’s Equity in Net Income	$268	$394	$881	$253

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

Property and Market	Year Built	Property Type	Tenant	Net Rentable Sq. Feet	Percentage Leased	Lease Expiration	Approximate Total Acquisition Cost (in thousands)
Düren, Rhine-Ruhr Germany	2008	Warehouse/ Distribution	Metsä Tissue GmbH	391,494	100%	01/2013	$16,435
Schönberg, Hamburg, Germany	2009	Warehouse/ Distribution	LK Logistik GmbH	453,979	100%	05/2017	$17,274
Langenbach, Munich, Germany	2010	Warehouse/ Distribution	DSV Stuttgart GmbH & Co. KG	225,106	100%	07/2015	$23,216

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

Consolidated Balance Sheet of European JV as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Assets
Real Estate Net	$57,314	$58,614
Other Assets	3,720	4,355

Total Assets	$61,034	$62,969

Liabilities and Equity
Other Liabilities	$2,406	$3,797

Total Liabilities	2,406	3,797

Company’s Equity	46,903	47,338
Other Investor’s Equity	11,725	11,834

Total Liabilities and Equity	$61,034	$62,969

Consolidated Statements of Operations of European JV for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total Revenues	$1,590	$860	$4,737	$1,042
Operating Expenses	280	173	836	383
Depreciation and Amortization	796	199	2,352	199

Net Income	$514	$488	$1,549	$460

Company’s Equity in Net Income	$411	$390	$1,238	$368

6. Acquisition Related Intangible Assets and Liabilities

Our acquisition related intangible assets are included in the consolidated balance sheets as acquired in-place lease value, acquired above market lease value and acquired below market lease value.

The following is a schedule of future amortization of acquisition related intangible assets as of September 30, 2011 (in thousands):

	Assets		Liabilities
	Above Market Lease Value	Acquired In-Place Lease Value	Below Market Lease Value	Above Market Ground Lease Obligations
2011 (Three months ending December 31, 2011)	$1,840	$6,866	$1,230	$18
2012	7,283	25,824	4,185	71
2013	6,456	20,986	3,265	71
2014	4,966	18,760	3,166	71
2015	4,654	16,930	2,972	71
2016	1,762	12,601	2,609	71
Thereafter	5,888	50,579	12,833	1,127

	$32,849	$152,546	$30,260	$1,500

The amortization of the above and below-market lease values included in rental revenue was ($1,845,000) and $1,128,000, respectively, for the three months ended September 30, 2011, and ($812,000) and $755,000, respectively, for the three months ended September 30, 2010. The amortization of in-place lease value included in amortization expense was $6,761,000 and $3,026,000 for the three months ended September 30, 2011 and 2010, respectively.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

The amortization of the above and below-market leases included in rental revenue was ($4,540,000) and $3,053,000, respectively, for the nine months ended September 30, 2011, and ($2,309,000) and $2,138,000, respectively, for the nine months ended September 30, 2010. The amortization of in-place lease value included in amortization expense was $17,055,000 and $7,976,000 for the nine months ended September 30, 2011 and 2010, respectively.

7. Debt

Notes Payable secured by real property are summarized as follows (in thousands):

	Interest Rate as of		Maturity Date	Notes Payable as of
Property	September 30, 2011	December 31, 2010		September 30, 2011	December 31, 2010
REMEC(1)	—	4.79%	November 1, 2011	$0	$13,250
300 Constitution	4.84%	4.84	April 1, 2012	12,000	12,000
Deerfield Commons I	5.23	5.23	December 1, 2015	9,623	9,725
Bolingbrook Point III	5.26	5.26	January 1, 2015	7,900	9,000
Fairforest Bldg. 5(2)	6.33	6.33	February 1, 2024	9,495	9,864
Fairforest Bldg. 6(2)	5.42	5.42	June 1, 2019	2,775	2,987
HJ Park—Bldg. 1(2)	4.98	4.98	March 1, 2013	440	648
North Rhett I(2)	5.65	5.65	August 1, 2019	3,638	3,906
North Rhett II(2)	5.20	5.20	October 1, 2020	2,050	2,180
North Rhett III(2)	5.75	5.75	February 1, 2020	1,646	1,759
North Rhett IV(2)	5.80	5.80	February 1, 2025	9,545	9,892
Mt Holly Bldg.(2)	5.20	5.20	October 1, 2020	2,050	2,180
Orangeburg Park Bldg.(2)	5.20	5.20	October 1, 2020	2,085	2,217
Kings Mountain I(2)	5.27	5.27	October 1, 2020	1,775	1,887
Kings Mountain II(2)	5.47	5.47	January 1, 2020	5,230	5,594
Union Cross Bldg. I(2)	5.50	5.50	July 1, 2021	2,602	2,749
Union Cross Bldg. II(2)	5.53	5.53	June 1, 2021	7,946	8,398
Thames Valley Five(3)(4)	6.42	6.42	May 30, 2013	8,792	8,781
Lakeside Office Center(5)	6.03	6.03	September 1, 2015	9,000	9,000
Enclave on the Lake(6)	—	5.45	May 1, 2011	0	17,906
Albion Mills Retail Park(3)(7)(8)	5.25	5.25	October 10, 2013	8,996	8,985
Avion Midrise III & IV(9)	5.52	5.52	April 1, 2014	21,032	21,354
12650 Ingenuity Drive(10)	5.62	5.62	October 1, 2014	12,775	13,061
Maskew Retail Park(3)(11)	5.68	5.68	August 10, 2014	21,785	21,759
One Wayside Road(12)	5.66	5.66	August 1, 2015	14,205	14,465
One Wayside Road(12)	5.92	5.92	August 1, 2015	11,810	12,006
100 Tice Blvd(13)	5.97	5.97	September 15, 2017	20,737	21,100
100 Tice Blvd(13)	5.97	5.97	September 15, 2017	20,736	21,100
Ten Parkway North	4.75	4.75	January 1, 2021	12,422	12,600
Pacific Corporate Park(14)	4.89	4.89	December 7, 2017	82,500	85,000
4701 Gold Spike Drive(15)	4.45	—	March 1, 2018	10,564	0
1985 International Way(15)	4.45	—	March 1, 2018	7,341	0
Summit Distribution Center(15)	4.45	—	March 1, 2018	6,646	0
3660 Deerpark Boulevard(15)	4.45	—	March 1, 2018	7,588	0
Tolleson Commerce Park II(15)	4.45	—	March 1, 2018	4,563	0
100 Kimball Drive(16)	5.25	—	March 1, 2021	32,686	0
70 Hudson(17)	5.65	—	April 11, 2016	120,173	0
90 Hudson(17)	5.66	—	May 1, 2019	108,385	0
Kings Mountain III(18)	4.47	—	July 1, 2018	11,660	0

Notes Payable				635,196	365,353
Plus Premium				9,247	4,155
Less Discount				(3,070)	(3,700)
Less Albion Mills Retail Park Fair Value Adjustment				(256)	(216)

Notes Payable Net of Premium/Discount and Fair Value Adjustment				$641,117	$365,592

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

(1)	The REMEC loan was paid in full on September 6, 2011.

(2)

These notes payable were assumed from the seller of the Carolina Portfolio on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount.

(3)	These loans are subject to certain financial covenants (interest coverage and loan to value).

(4)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% plus 1.01%, or 6.42% per annum as of September 30, 2011, which expires on May 30, 2013. The stated rates on the mortgage note payable were 1.84% and 1.74% at September 30, 2011 and December 31, 2010, respectively, and were based on GBP-based LIBOR plus a spread of 1.01%.

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

(8)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31%, or 5.25% per annum as of September 30, 2011, which expires on October 10, 2013. The stated rates on the mortgage note payable were 2.14% and 2.04% at September 30, 2011 and December 31, 2010, respectively, and were based on GBP-based LIBOR plus a spread of 1.31%.

(9)	The loan was assumed from the seller of Avion Midrise III & IV on November 18, 2008 and was recorded at estimated fair value which includes the discount.

(10)	The loan was assumed from the seller of 12650 Ingenuity Drive on August 5, 2009 and was recorded at estimated fair value which includes the discount.

(11)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% plus 2.26%, or 5.68% per annum as of September 30, 2011, which expires on August 10, 2014. The stated rates on the mortgage note payable was 3.08% and 2.99% at September 30, 2011 and December 31, 2010, respectively, and were based on GBP-based LIBOR plus a spread of 2.26%.

(12)	The two loans were assumed from the seller of One Wayside road on June 24, 2010 and were recorded at estimated fair value which include the premiums.

(13)	The two loans were assumed from the seller of 100 Tice Blvd. on September 28, 2010 and were recorded at estimated fair value which include the premiums.

(14)

We entered into an interest rate swap agreement that fixed the LIBOR rate at 2.69% plus 2.20%, or 4.89% per annum as of September 30, 2011 which expires on December 7, 2017. The stated rates on the mortgage note payable were 2.45% and 2.52% at September 30, 2011 and December 31, 2010, and were based on LIBOR plus a spread of 2.20%.

(15)	We entered into five loans totaling $37,000,000 on February 8, 2011 that are cross-collateralized by these properties.

(16)

We entered into an interest rate swap agreement that fixed the LIBOR rate at 3.50%, plus 1.75%, or 5.25% per annum as of September 30, 2011 which expires on March 1, 2021. The stated rate on the mortgage note payable was 1.97% at September 30, 2011 and was based on LIBOR plus a spread of 1.75%.

(17)	The two loans were assumed from the seller of 70 Hudson and 90 Hudson, respectively, on April 11, 2011 and were recorded at estimated fair value which include the premiums.

(18)

We entered into a loan totaling $11,700,000 on June 24, 2011 that is collateralized by the property. Effective July 1, 2011, we entered into an interest rate swap that fixed the LIBOR rate at 2.47% plus 2.00%, or 4.47% per annum, which expires on July 1, 2018. The stated rate on the mortgage note payable was 2.22% at September 30, 2011 and was based on LIBOR plus a spread of 2.00%.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

Notes Payable

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. Assumption fees and other loan closing costs totaling $765,500 were capitalized as incurred. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. Principal payments totaling $2,982,000 were made during the nine months ended September 30, 2011. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

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

On May 30, 2008, we entered into a £7,500,000 financing arrangement with the Royal Bank of Scotland plc secured by the Thames Valley Five property. On July 27, 2010 we paid down the loan by £1,860,000 leaving a loan balance of £5,640,000 ($8,792,000 at September 30, 2011). The loan is for a term of five years (with a two year extension option) and bears interest at a variable rate adjusted quarterly, (based on nine month GBP-based LIBOR plus 1.01%. In addition, we incurred financing costs of approximately £67,000 ($104,000 at September 30, 2011) associated with obtaining this loan. On August 14, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of September 30, 2011, and expires on May 30, 2013. In conjunction with the loan paydown, we incurred a cost of £227,000 ($361,000 at August 3, 2010) to reduce the notional amount of the interest rate swap from £7,500,000 to £5,640,000. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On July 1, 2008, in connection with the acquisition of Enclave on the Lake, we assumed an $18,281,000 ($18,790,000 face value less discount of $509,000) loan from NorthMarq Capital, Inc. that bears interest at a fixed rate of 5.45% per annum and was scheduled to mature on May 1, 2011. Principal and interest payments were made monthly and principal payments totaling $17,906,000 were made during the nine months ended September 30, 2011. The loan was paid off in full in April 2011. In addition, we incurred financing costs totaling $241,000 in conjunction with the assumption of the loan.

On October 10, 2008, we entered into a £5,771,000 ($8,996,000 at September 30, 2011) financing agreement with the Royal Bank of Scotland plc secured by Albion Mills Retail Park property. The loan is for a term of five years and bears interest at a variable rate adjusted quarterly, based on three month GBP-based LIBOR plus 1.31%. In addition, we incurred financing costs of approximately £75,000 ($117,000 at September 30, 2011) associated with obtaining this loan. On November 25, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of September 30, 2011 and expires on October 10, 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On November 18, 2008, in connection with the acquisition of Avion Midrise III & IV, we assumed $20,851,000 ($22,186,000 face value less discount of $1,335,000) fixed rate mortgage loan from Capmark Finance, Inc. that bears interest at a rate of 5.52% per annum and matures on April 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $323,000 were made during the nine months ended September 30, 2011. In addition, we incurred financing costs totaling $344,000 in conjunction with the assumption of the loan.

On August 5, 2009, in connection with the acquisition of 12650 Ingenuity Drive, we assumed a $12,572,000 ($13,539,000 face value less a discount of $967,000) fixed rate mortgage loan from PNC Bank, National Association that bears interest at a rate of 5.62% and matures on October 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $286,000 were made during the nine months ended September 30, 2011. In addition, we incurred financing costs totaling $284,000 in conjunction with the assumption of the loan.

On August 10, 2009, we entered into a £13,975,000 ($21,785,000 at September 30, 2011) financing agreement with the Abbey National Treasury Services plc secured by the Maskew Retail Park property. On September 24, 2009, we drew the full amount of the

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

loan and concurrently entered into an interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% plus 2.26% or 5.68% per annum for the five-year term of the loan. Interest only payments are due quarterly for the term of the loan with principal due at maturity. In addition, we incurred financing costs of approximately £268,000 ($418,000 at September 30, 2011) associated with obtaining this loan.

On June 24, 2010, we assumed two loans in connection with the acquisition of One Wayside Road: (i) a $14,888,000 ($14,633,000 at face value plus a premium of $255,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.66% and matures on August 1, 2015; and (ii) a $12,479,000 ($12,132,000 at face value plus a premium of $347,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.92% and matures on August 1, 2015. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $457,000 were made during the nine months ended September 30, 2011 on the two loans. In addition, we incurred financing costs totaling $342,000 in conjunction with the assumption of the loans.

On September 28, 2010, we assumed two loans in connection with the acquisition of 100 Tice Blvd.: (i) a $23,136,000 ($21,218,000 at face value plus a premium of $1,918,000) fixed rate loan from Principal Life Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017; (ii) a $23,136,000 ($21,217,000 at a face value plus a premium of $1,919,000) fixed rate mortgage from Hartford Life and Accidental Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $727,000 were made during the nine months ended September 30, 2011 on the two loans. In addition, we incurred financing costs totaling $476,000 in conjunction with the assumption of the loans.

On December 7, 2010, we entered into a $85,000,000 secured term loan through a subsidiary with Wells Fargo Bank, National Association, or the Pacific Corporate Park Loan. The Pacific Corporate Park Loan has a seven-year term, monthly amortization of $250,000 and is secured by Pacific Corporate Park. Upon closing of the Pacific Corporate Park Loan on December 7, 2010, we entered into an interest rate swap agreement with Wells Fargo Bank, National Association to effectively fix the interest rate on the entire outstanding Pacific Corporate Park Loan amount at 4.89% for its seven-year term. Principal and interest payments are due monthly and principal payments totaling $2,500,000 were made during the nine months ended September 30, 2011. In addition, we incurred financing costs of approximately $1,515,000 in conjunction with obtaining the loan.

On December 29, 2010, we entered into a $12,600,000 secured term loan through Woodmen of The World Life Insurance Society secured by the Ten Parkway North property. The Ten Parkway North loan bears interest at a fixed rate of 4.75% per annum and matures on January 1, 2021. Principal and interest payments are due monthly and principal payments totaling $178,000 were made during the nine months ended September 30, 2011. In addition, we incurred financing costs of approximately $150,000 in conjunction with obtaining the loan.

Beginning January 2011, principal and interest payments are due monthly on the $9,725,000 term loan secured by the Deerfield Commons I property that was originally entered into on November 29, 2005. The loan bears interest at a fixed rate of 5.23% per annum and interest only payments were due monthly for the first 60 months. Principal payments totaling $103,000 were made during the nine months ended September 30, 2011.

On February 8, 2011, we entered into five cross-collateralized secured term loans totaling $37,000,000 with ING USA Annuity and Life Insurance Company secured by the following properties: 4701 Gold Spike Road, $10,650,000, Summit Distribution Center, $6,700,000, Tolleson Commerce Park II, $4,600,000, 3660 Deerpark Blvd., $7,650,000 and 1985 International Way, $7,400,000. The loans bear interest at a fixed rate of 4.45% and mature on March 1, 2018. Principal and interest payments are due monthly and principal payments totaling $298,000 were made during the nine months ended September 30, 2011. In addition, we incurred financing costs of approximately $767,000 in conjunction with obtaining the five loans.

On February 28, 2011, we entered into a $33,000,000 secured term loan with TD Bank secured by the 100 Kimball Drive property. Upon closing the 100 Kimball Drive loan, we simultaneously entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the entire outstanding loan amount to 5.25% for its 10 year term. Principal and interest payments are due monthly and principal payments totaling $314,000 were made during the nine months ended September 30, 2011. In addition, we incurred financing costs of approximately $512,000 in conjunction with obtaining the loan.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

On April 11, 2011, in connection with the acquisition of 70 Hudson Street, we assumed a $124,113,000 ($120,857,000 face value plus a premium of $3,256,000) fixed rate mortgage loan from Lehman Brothers Bank, FSB that bears interest at a rate of 5.645% and matures on April 11, 2016. Principal and interest payments are due monthly and principal payments totaling $684,000 were made during the nine months ended September 30, 2011. In addition, we incurred financing costs totaling $161,000 in conjunction with the assumption of the loan.

On April 11, 2011, in connection with the acquisition of 90 Hudson Street, we assumed a $120,247,000 ($117,562,000 face value plus a premium of $2,685,000) fixed rate mortgage loan from Teachers Insurance and Annuity Association of America that bears interest at a rate of 5.66% and matures on May 1, 2016. On July 14, 2011, we and Teachers Insurance and Annuity Association of America, agreed to modify the $117,562,000 existing mortgage loan assumed by us. The loan was modified to extend its maturity by three years, from May 1, 2016 to May 1, 2019. The 5.66% annual interest rate was unchanged but is subject to a new 30 year amortization schedule. We pre-paid approximately $8,600,000 of loan’s balance (with no pre-payment penalty) in connection with the modification. Principal and interest payments are due monthly and principal payments totaling $9,177,000, including prepayment of approximately $8,600,000, were made during the nine months ended September 30, 2011. In addition, we incurred financing costs totaling $702,000 in conjunction with the assumption and modification of the loan.

On June 24, 2011, we entered into a $11,700,000 secured term loan with TD Bank secured by the Kings Mountain III property. Effective July 1, 2011, we entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the entire outstanding loan amount to 4.47% for its 7 year term maturing on July 1, 2018. Principal and interest payments are due monthly and principal payments totaling $41,000 were made during the nine months ended September 30, 2011. In addition, we incurred financing costs of approximately $247,000 in conjunction with obtaining the loan.

Loan Payable

On May 26, 2010, we entered into a $70,000,000 revolving credit facility with Wells Fargo Bank, N.A., or the Wells Fargo Credit Facility. The initial maturity date of the Wells Fargo Credit Facility is May 26, 2014, however we may extend the maturity date to May 26, 2015, subject to certain conditions. $15,000,000 of the Wells Fargo Credit Facility was initially drawn upon closing on May 26, 2010, with $55,000,000 initially remaining available for disbursement during the term of the facility. We have the right to prepay any outstanding amount of the Wells Fargo Credit Facility, in whole or in part, without premium or penalty at any time during the term of this Wells Fargo Credit Facility, however, we initially could not reduce the outstanding principal balance below a minimum outstanding amount of $15,000,000, without reducing the total $70,000,000 Wells Fargo Credit Facility capacity. Initially, the Wells Fargo Credit Facility had a floating interest rate of 300 basis points over LIBOR, however this interest rate would be at least 4.00% for any of the outstanding balance that was not subject to an interest rate swap with an initial term of at least two years. Upon closing on May 26, 2010, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. to effectively fix the interest rate on the initial $15,000,000 outstanding loan amount at 5.10% for the four-year term of the facility.

The interest rate swap was designated as a qualifying cash flow hedge at the start date of the hedge relationship as described in Note 15 “Derivative Instruments.” The Wells Fargo Credit Facility was initially secured by our 13201 Wilfred, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, Crest Ridge Corporate Center I and West Point Trade Center properties. In addition, CBRE OP provides a limited guarantee for the Wells Fargo Credit Facility. The Wells Fargo Credit Facility is subject to certain customary financial covenants, including certain negative financial covenants, which we believe we were in compliance with as of September 30, 2011. A commitment fee of $1,050,000 was paid to Wells Fargo Bank, N.A. at the initial closing.

On August 31, 2010, we entered into an amended and restated credit agreement with Wells Fargo Bank, N.A. to expand the Wells Fargo Credit Facility from its initial capacity of $70,000,000 to an amended capacity of $125,000,000 (the “Amended Wells Fargo Credit Facility”). In connection with the Amended Wells Fargo Credit Facility, the minimum outstanding amount was increased to $25,000,000 and as such an additional $10,000,000 was drawn (in addition to the $15,000,000 initially drawn on May 26, 2010) with the remaining $100,000,000 available for disbursement during the term of the facility. The Amended Wells Fargo Credit Facility is secured by an additional three of our properties, for a total of eight properties in all: 13201 Wilfred Lane, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, Crest Ridge Corporate Center, West Point Trade Center, 5160 Hacienda Drive, 10450 Pacific Center Court and 225 Summit Avenue. The interest rate was reduced by 25 basis points to 275 basis points over LIBOR (which rate will apply to all withdrawals from the Amended Wells Fargo Credit Facility other than the initial $15,000,000 that was drawn on May 26, 2010) and the initial interest rate floor of 4.00% was eliminated. The initial maturity date remains May 26, 2014, however we may extend the

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

maturity date to May 26, 2015, subject to certain conditions. The Amended Wells Fargo Credit Facility is subject to certain representations and warranties and customary financial covenants (including certain negative financial covenants) with which we believe we were in compliance as of September 30, 2011. A commitment fee of $632,500 was paid to Wells Fargo Bank, N.A. at closing of the Amended Wells Fargo Credit Facility.

During the nine months ended September 30, 2011, $30,000,000 was drawn and $65,000,000 was repaid in connection with the Amended Wells Fargo Credit Facility leaving a $25,000,000 balance at September 30, 2011, with the remaining $100,000,000 available for disbursement during the term of the facility. The $25,000,000 is included in Loan Payable on our condensed consolidated balance sheet.

The minimum principal payments due for the notes payable and our loan payable are as follows as of September 30, 2011 (in thousands):

2011 (Three months ending December 31, 2011)	$3,427
2012	27,078
2013	33,351
2014	93,838
2015	64,278
2016	125,287
Thereafter	312,937

$660,196

Our organizational documents contain a limitation on the amount of indebtedness that we may incur, so that unless our shares are listed on a national securities exchange, our aggregate borrowing may not exceed 300% of our net assets unless any excess borrowing is approved by a majority of our independent trustees and is disclosed to shareholders in our next quarterly report.

8. Minimum Future Rents Receivable

The following is a schedule of minimum future rentals to be received on non-cancelable operating leases from consolidated properties as of September 30, 2011 (in thousands):

2011 (Three months ending December 31, 2011)	$32,415
2012	127,343
2013	117,121
2014	112,743
2015	106,696
2016	93,020
Thereafter	453,130

$1,042,468

9. Concentrations

Tenant Revenue Concentrations

For the nine months ended September 30, 2011 and 2010, respectively, there were no significant revenue concentrations.

Geographic Concentrations

As of September 30, 2011, we owned 74 consolidated properties, located in 14 states (Arizona, California, Georgia, Florida, Illinois, Kentucky, Massachusetts, Minnesota, New Jersey, North Carolina, South Carolina, Texas, Utah, and Virginia) and in the United Kingdom.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

As of September 30, 2010, we owned 63 consolidated properties located in 11 states (California, Florida, Georgia, Illinois, Massachusetts, Minnesota, New Jersey, North Carolina, South Carolina, Texas and Virginia) and in the United Kingdom.

Our geographic revenue concentrations from consolidated properties for the nine months ended September 30, 2011 and 2010 are as follows:

	Nine Months Ended September 30,
	2011	2010
Domestic
New Jersey	26.67%	2.43%
Virginia	13.70	6.21
California	11.23	17.32
South Carolina	8.86	17.57
Texas	8.85	12.33
Massachusetts	6.85	8.48
Florida	5.20	10.62
Minnesota	4.59	7.67
Illinois	2.84	0.77
North Carolina	2.26	3.72
Georgia	1.52	3.27
Kentucky	1.03	0
Utah	0.92	0
Arizona	0.75	0

Total Domestic	95.27	90.39
International
United Kingdom	4.73	9.61

Total	100.00%	100.00%

Our geographic long-lived asset concentrations from consolidated properties as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Domestic
New Jersey	30.61%	15.71%
Virginia	11.35	14.49
South Carolina	10.04	13.86
California	8.48	11.59
Texas	7.89	7.14
Massachusetts	5.65	7.72
Arizona	4.43	0.76
Florida	4.11	5.55
North Carolina	3.53	4.30
Minnesota	2.59	3.55
Illinois	2.51	3.42
Kentucky	0.89	1.23
Georgia	0.84	1.10
Utah	0.81	1.12

Total Domestic	93.73	91.54
International
United Kingdom	6.27	8.46

Total	100.00%	100.00%

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

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

The following table compares the net operating income for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Domestic Industrial Properties
Revenues:
Rental	$8,344	$5,107	$22,455	$16,407
Tenant Reimbursements	1,748	1,286	5,091	3,840

Total Revenues	10,092	6,393	27,546	20,247

Property and Related Expenses:
Operating and Maintenance	432	305	1,366	1,038
General and Administrative	179	29	503	191
Property Management Fee to Related Party	68	66	205	204
Property Taxes	1,612	1,442	4,824	4,327

Total Expenses	2,291	1,842	6,898	5,760

Net Operating Income	7,801	4,551	20,648	14,487

Domestic Office Properties
Revenues:
Rental	22,415	10,182	59,861	25,043
Tenant Reimbursements	5,481	1,753	14,620	4,799

Total Revenues	27,896	11,935	74,481	29,842

Property and Related Expenses:
Operating and Maintenance	3,704	1,664	10,060	3,778
General and Administrative	16	73	194	244
Property Management Fee to Related Party	213	129	515	190
Property Taxes	3,012	1,222	8,535	3,509

Total Expenses	6,945	3,088	19,304	7,721

Net Operating Income	20,951	8,847	55,177z	22,121

International Office/Retail Properties
Revenues:
Rental	1,717	1,604	4,851	5,079
Tenant Reimbursements	84	172	218	308

Total Revenues	1,801	1,776	5,069	5,387

Property and Related Expenses:
Operating and Maintenance	175	175	533	314
General and Administrative	107	313	181	434
Property Management Fee to Related Party	230	71	376	213

Total Expenses	512	559	1,090	961

Net Operating Income	1,289	1,217	3,979	4,426

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Reconciliation to Consolidated Net Loss
Total Segment Net Operating Income	30,041	14,615	79,804	41,034
Interest Expense	9,329	3,898	24,724	10,232
General and Administrative	1,172	1,151	3,386	3,374
Investment Management Fee to Related Party	5,607	2,933	15,100	8,050
Acquisition Expenses	1,044	2,195	12,537	7,414
Depreciation and Amortization	16,656	7,941	43,901	21,902

	(3,767)	(3,503)	(19,844)	(9,938)

Other Income and Expenses
Interest and Other Income	460	245	1,271	931
Net Settlement Payments on Interest Rate Swaps	(178)	(568)	(532)	(1,012)
Gain (Loss) on Interest Rate Swaps	32	263	177	(239)
Gain (Loss) on Note Payable at Fair Value	75	(21)	41	(98)
Loss on Early Extinguishment of Debt	0	0	0	(72)

Loss from Continuing Operations Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	(3,378)	(3,584)	(18,887)	(10,428)

Provision for Income Taxes	(85)	(163)	(385)	(248)
Equity in Income of Unconsolidated Entities	609	2,539	4,160	5,385

Net Loss from Continuing Operations	(2,854)	(1,208)	(15,112)	(5,291)

Discontinued Operations
(Loss) Income from Discontinued Operations	(18)	0	377	0
Realized Gain from Sale	426	0	301	0

Income From Discontinued Operations	408	0	678	0

Net Loss	(2,446)	(1,208)	(14,434)	(5,291)
Net Loss Attributable to Non-Controlling Operating Partnership Units	4	2	20	9

Net Loss Attributable to CB Richard Ellis Realty Trust Shareholders	$(2,442)	$(1,206)	$(14,414)	$(5,282)

Assets	September 30, 2011	December 31, 2010
Domestic Industrial Properties	$444,936	$412,093
Domestic Office Properties	1,078,932	711,084
Domestic Industrial Properties-Discontinued Operations	0	22,056
International Office/Retail Properties	101,947	104,076
Non-Segment Assets	652,115	467,411

Total Assets	$2,277,930	$1,716,720

	Nine Months Ended September 30,
Capital Expenditures	2011	2010
Domestic Industrial Properties	$45,604	$1,415
Domestic Office Properties	353,658	235,122
International Office/Retail Properties	90	0
Non-Segment Assets	232	110

Total Capital Expenditures	$399,584	$236,647

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

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

Offering Costs Relating to Public Offerings

Offering costs totaling $18,589,000 and $13,121,000, $44,856,000 and $38,057,000, were incurred during the three and nine months ended September 30, 2011 and 2010, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Of the total amounts, $18,517,000 and $13,075,000, $44,584,000 and $37,908,000, were incurred to CNL Securities Corp., as dealer manager and $72,000 and $46,000, $273,000 and $149,000, were incurred to the Investment Advisor for reimbursable marketing for the three and nine months ended September 30, 2011 and 2010, respectively. Each party will be paid the amount incurred from proceeds of the public offering. As of September 30, 2011 and December 2010 the accrued offering costs payable to related parties included in our consolidated balance sheets were $1,411,000 and $917,000.

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

The Investment Advisor earned investment management fees of $5,626,000 and $2,932,000 for the three months ended September 30, 2011 and 2010, respectively; and $15,196,000 and $8,050,000 for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and December 31, 2010, the investment management fees payable to related party in our consolidated balance sheets were $1,887,000 and $1,330,000, respectively. In connection with services provided to the Investment Advisor, CNL Fund Management Company, the Sub-Advisor and affiliate of the Dealer Manager pursuant to a sub-advisory agreement dated August 21, 2006, was paid by the Investment Advisor $777,000 and $405,000 for the three months ended September 30, 2011 and 2010, respectively; and $2,098,000 and $1,112,000 for the nine months ended September 30, 2011 and 2010, respectively.

Acquisition Fee, Construction Management Fee and Expenses to Related Party

On January 30, 2009, we entered into that certain Second Amendment Advisory Agreement that permits the Investment Advisor to earn an acquisition fee of up to 1.5% of (i) the purchase price of real estate investments acquired by us, including any debt attributable to such investments, or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. The Investment Advisor earned acquisition fees of $803,000 and $1,014,000 for the three months ended September 30, 2011 and 2010, respectively; and $10,179,000 and $4,614,000 for the nine months ended September 30, 2011 and 2010. In connection with services provided to the Investment Advisor, the Sub Advisor, pursuant to a sub advisory agreement, was paid by the Investment Advisor acquisition fees of $150,000 and $190,000 for the three months ended September 30, 2011 and 2010, respectively; and $1,903,000 and $863,000 for the nine months ended September 30, 2011 and 2010, respectively. The Investment Advisor earned $54,000 and $101,000 in acquisition related expenses during the three months ended September 30, 2011 and 2010, respectively; and $679,000 and $474,000 for the nine months ended September 30, 2011 and 2010, respectively.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

The Investment Advisor earned a construction supervision fee of $212,000 for the three and nine months ended September 30, 2011. There were no construction supervision fees earned in 2010.

Management Services to Related Party

Affiliates of the Investment Advisor may also provide leasing, brokerage, property management, construction management or mortgage banking services for us. CBRE Group, Inc., an affiliate of the Investment Advisor, received property management fees of approximately $511,000 and $266,000 for the three months ended September 30, 2011 and 2010, respectively; and $1,096,000 and $606,000 for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and December 31, 2010 the property management fees payable to related party included in our consolidated balance sheets were $297,000 and $184,000, respectively. Brokerage fees of $85,000 and $0 were paid to affiliates of the Investment Advisor for the three months ended September 30, 2011 and 2010, respectively; and $111,000 and $0 for the nine months ended September 30, 2011, respectively. Mortgage banking fees of $1,362,000 and $28,000 were paid to CBRE Capital Markets, as affiliate of the Investment Advisor, for three months ended September 30, 2011 and 2010, respectively; and $2,113,000 and $238,000 for nine months ended September 30, 2011 and 2010, respectively.

Affiliates of the Investment Advisor received leasing fees of $156,000 and $26,000 for the three months ended September 30, 2011 and 2010, respectively; and $1,266,000 and $494,000 for the nine months ended September 30, 2011 and 2010, respectively. An affiliate of the Investment Advisor received construction management fees of $5,000 and $10,000 for the three months ended September 30, 2011 and 2010, respectively; and $24,000 and $15,000 for the nine months ended September 30, 2011 and 2010, respectively.

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

On April 20, 2010, our Board’s independent trustees, Messrs. Black, Reid and Orphanides, were awarded equity grants under our 2004 equity incentive plan on the following terms: (i) each award was for $80,000 in restricted common shares of the Trust (or 8,000 shares at $10.00 per share) for a total of $240,000; (ii) each award vested in its entirety, upon issuance; and (iii) the independent trustee would not be able to redeem any of the restricted common shares prior to the third anniversary of date of issuance, but retains the rights to dividends declared and paid during such restriction period. We recognized a stock based compensation expense of $240,000 during the nine months ended September 30, 2010 as a result of granting these awards to our independent trustees.

On June 17, 2011, our Board’s independent trustees, Messrs. Black, Reid and Orphanides, were awarded equity grants under our 2004 equity incentive plan on the following terms: (i) each award was for $9,200 in restricted common shares of the Trust (or 1,000 shares at $9.20 per share) for a total of $27,600; (ii) each award vested in its entirety, upon issuance; and (iii) the independent trustee would not be able to redeem any of the restricted common shares prior to the third anniversary of date of issuance, but retains the rights to dividends declared and paid during such restriction period. We recognized a stock based compensation expense of $27,600 during the nine months ended September 30, 2011 as a result of granting these awards to our independent trustees.

Performance Bonus Plan

We have adopted a 2004 performance bonus plan. Annual bonuses under our 2004 performance bonus plan are awarded by our Compensation Committee to selected key employees, including employees of the Investment Advisor, based on corporate factors or individual factors (or a combination of both). Subject to the provisions of the 2004 performance bonus plan, the Compensation Committee will (i) determine and designate those key employees to whom bonuses are to be granted; (ii) determine, consistently with the 2004 performance bonus plan, the amount of the bonus to be granted to any key employee for any performance period; and

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

(iii) determine, consistently with the 2004 performance bonus plan, the terms and conditions of each bonus. Bonuses may be so awarded by the Compensation Committee prior to the commencement of any performance period, during or after any performance period. No bonus shall exceed 200% of the key employee’s aggregate salary for the year. The Compensation Committee may provide for partial bonus payments at target and other levels. Corporate performance hurdles for bonuses may be adjusted by the Compensation Committee in its discretion to reflect (i) dilution from corporate acquisitions and share offerings, and (ii) changes in applicable accounting rules and standards. The Compensation Committee may determine that bonuses shall be paid in cash or shares or other equity-based grants, or a combination thereof. The Compensation Committee may also provide that any such share grants be made under our 2004 equity incentive plan or any other equity-based plan or program we may establish. The Compensation Committee may provide for programs under which the payment of bonuses may be deferred at the election of the employee. No bonuses were awarded and no bonus related expenses were incurred by us during the three and nine months ended September 30, 2011 and 2010, respectively.

13. Shareholders’ Equity

Under our declaration of trust, we have the authority to issue a total of 1,000,000,000 shares of beneficial interest. Of the total shares authorized, 990,000,000 shares are designated as common shares with a par value of $0.01 per share and 10,000,000 shares are designated as preferred shares.

The registration statement relating to our initial public offering was declared effective by the SEC on October 24, 2006. CNL Securities Corp. acted as the dealer manager of this offering. The registration statement covered up to $2,000,000,000 in common shares of beneficial interest, 90% of which were offered at a price of $10.00 per share, and 10% of which were offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. As of January 29, 2009, we had issued 60,808,967 common shares in our initial public offering. We terminated the initial public offering effective as of the close of business on January 29, 2009. The registration statement relating to our follow-on public offering was declared effective by the SEC on January 30, 2009. CNL Securities Corp. is the dealer manager of this offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through September 30, 2011, we received gross offering proceeds of approximately $1,476,184,746 from the sale of 148,029,604 shares. Our Board of Trustees has confirmed that our follow-on offering will close on January 30, 2012. We expect to offer common shares through our dividend investment plan beyond January 30, 2012.

During the nine months ended September 30, 2011 and 2010, we repurchased 2,786,617 common shares, and 1,221,867 common shares, respectively, under our Share Redemption Program for $25,477,000 and $11,093,000, respectively.

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

The following table reconciles the distributions declared per common share to the distributions paid per common share during the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
Distributions declared per common share	$0.450	$0.450
Less: Distributions declared in the current period, and paid in the subsequent period	(0.150)	(0.150)
Add: Distributions declared in the prior year, and paid in the current year	0.150	0.150

Distributions paid per common share	$0.450	$0.450

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

Distributions to shareholders during the nine months ended September 30, 2011 and 2010 totaled $76,485,000 and $50,856,000, respectively.

We issued 3,465,611 common shares and 2,305,836 common shares pursuant to our dividend reinvestment plan for the nine months ended September 30, 2011 and 2010, respectively.

15. Derivative Instruments

The following table sets forth the terms of our interest rate swap derivative instruments at September 30, 2011 (in thousands):

Type of Instrument	Notional Amount	Fair Value	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Non-qualifying Interest Rate Swap on Thames Valley Five debt(1)	$8,792	$(664)	5.41%	0.88%	May 30, 2013
Non-qualifying Interest Rate Swap on Albion Mills Retail Park debt(1)	$8,907	$(515)	3.94%	0.83%	October 10, 2013
Qualifying Interest Rate Swap on Maskew Retail Park debt(1)	$21,785	$(1,382)	3.42%	0.83%	August 10, 2014
Qualifying Interest Rate Swap on Wells Fargo Credit Facility loan	$15,000	$(604)	2.10%	0.22%	May 26, 2014
Qualifying Interest Rate Swap on Pacific Corporate Park debt	$82,750	$(5,484)	2.69%	0.25%	December 7, 2017
Qualifying Interest Rate Swap on 100 Kimball debt	$32,686	$(3,981)	3.50%	0.22%	March 1, 2021
Qualifying Interest Rate Swap on Kings Mountain III debt	$11,659	$(656)	4.47%	0.22%	July 1, 2018

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.

The following table sets forth the terms of our interest rate swap derivative instruments at December 31, 2010 (in thousands):

Type of Instrument	Notional Amount	Fair Value	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Non-qualifying Interest Rate Swap on Thames Valley Five debt(1)	$8,781	$(802)	5.41%	0.74%	May 30, 2013
Non-qualifying Interest Rate Swap on Albion Mills Retail Park debt(1)	$8,897	$(547)	3.94%	0.74%	October 10, 2013
Qualifying Interest Rate Swap on Maskew Retail Park debt(1)	$21,759	$(1,090)	3.42%	0.74%	August 10, 2014
Qualifying Interest Rate Swap on Wells Fargo Credit Facility loan	$15,000	$(371)	2.10%	0.26%	May 26, 2014
Qualifying Interest Rate Swap on Pacific Corporate Park debt	$85,000	$(471)	2.69%	0.32%	December 7, 2017

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.

We marked our two non-qualifying economic hedge interest rate swap instruments to their estimated liability value of $1,179,000 and $1,349,000 on the consolidated balance sheet at September 30, 2011 and December 31, 2010 included in Liabilities as Interest Rate Swaps at Fair Value. We recognized a gain on interest rate swaps of $177,000 and a loss of $129,000 for the nine months ended September 30, 2011 and 2010, respectively, included in Gain (Loss) on Interest Rate Swaps on the Consolidated Statement of Operations.

Our $21,785,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our Maskew Retail Park variable rate note payable from its inception on September 24, 2009. The estimated fair value of the interest rate swap liability value of $1,382,000 and $1,090,000 as of September 30, 2011 and December 31, 2010, respectively, has

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

resulted in a swap fair value adjustment being recorded to other comprehensive loss totaling $292,000 for the nine months ended September 30, 2011. Comparatively, we recognized a fair value adjustment recorded to other comprehensive loss totaling $1,197,000 for the nine months ended September 30, 2010. There was no measured ineffectiveness for the qualifying hedge during the nine months ended September 30, 2010 and 2011.

Our $15,000,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our Wells Fargo Credit Facility variable rate loan payable from its inception on May 26, 2010. The estimated fair value of the interest rate swap liability value of $604,000 and $371,000 as of September 30, 2011 and December 31, 2010, has resulted in a swap fair value adjustment being recorded to other comprehensive loss totaling $233,000 for the nine months ended September 30, 2011. Comparatively, we recognized a fair value adjustment recorded to other comprehensive loss totaling $594,000 for the nine months ended September 30, 2010. There was no measured ineffectiveness for the qualifying hedge during the nine months ended September 30, 2010 and 2011.

Our $82,750,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our Pacific Corporate Park variable rate loan payable from its inception on December 7, 2010. The estimated fair value of the interest rate swap liability value of $5,484,000 and $471,000 as of September 30, 2011 and December 31, 2010, has resulted in a swap fair value adjustment being recorded to other comprehensive loss totaling $5,013,000 for the nine months ended September 30, 2011. There was no measured ineffectiveness for the qualifying hedge during the nine months ended September 30, 2010 and 2011.

Our $32,686,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our 100 Kimball variable rate loan payable from its inception on March 1, 2011. The estimated fair value of the interest rate swap liability value of $3,981,000 as of September 30, 2011, has resulted in a swap fair value adjustment being recorded to other comprehensive loss totaling $3,981,000 for the nine months ended September 30, 2011. There was no measured ineffectiveness for the qualifying hedge during the nine months ended September 30, 2010 and 2011.

Our $11,659,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our Kings Mountain III variable rate loan payable from its inception on July 1, 2011. The estimated fair value of the interest rate swap liability value of $656,000 as of September 30, 2011, has resulted in a swap fair value adjustment being recorded to other comprehensive loss totaling $656,000 for the nine months ended September 30, 2011. There was no measured ineffectiveness for the qualifying hedge during the nine months ended September 30, 2010 and 2011.

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

We applied the fair value option for the Albion Mills Retail Park note payable at each reporting period. Included in gain (loss) on notes payable at fair value in the statement of operations were $75,000 and ($21,000) for the three months ended September 30, 2011 and 2010, respectively and $41,000 and ($98,000) for the nine months ended September 30, 2011 and 2010, respectively. In addition, there were $12,000 and $87,000 of translation adjustments recorded to Other Comprehensive Loss at September 30, 2011 and December 31, 2010, respectively.

17. Fair Value of Financial Instruments and Investments

We apply the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical financial instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

judgment or estimation. We have classified the Albion Mills Retail Park notes payable as Level 3 as of September 30, 2011 and December 31, 2010 due to the lack of current market activity and our reliance on unobservable inputs to estimate the fair value of the mortgage note payable.

As of September 30, 2011 and December 31, 2010, we held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, interest rate swap derivative contracts and our equity method investment in CBRE Strategic Partners Asia. Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less, including money market funds and U.S. Government obligations. Derivative instruments are related to our economic hedging activities with respect to interest rates.

The fair values of the swap derivative agreements are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell above the strike rate of the interest rate cap agreement, and by discounting the future expected cash payments and receipts on the pay and receive legs of the interest rate swap agreements that swap the estimated variable rate mortgage note payment stream for a fixed rate receive payment stream over the period of the loan. The variable interest rates used in the calculation of projected receipts on the interest rate cap agreement and on the interest rate swap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements (where appropriate). Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2011 and December 31, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

The following items are measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010 (in thousands):

	As of September 30, 2011
		Fair Value Measurements Using:
	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash and Cash Equivalents	$138,284	$138,284	$0	$0
Interest Rate Swaps at Fair Value—Non Qualifying Hedges	$(1,179)	$0	$(1,179)	$0
Interest Rate Swaps at Fair Value—Qualifying Hedges	$(12,107)	$0	$(12,107)	$0
Investment in CBRE Strategic Partners Asia	$9,325	$0	$0	$9,325
Note Payable at Fair Value	$(8,740)	$0	$0	$(8,740)

	As of December 31, 2010
		Fair Value Measurements Using:
	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash and Cash Equivalents	$998	$998	$0	$0
Interest Rate Swaps at Fair Value—Non Qualifying Hedges	$(1,349)	$0	$(1,349)	$0
Interest Rate Swaps at Fair Value—Qualifying Hedges	$(1,932)	$0	$(1,932)	$0
Investment in CBRE Strategic Partners Asia	$9,471	$0	$0	$9,471
Note Payable at Fair Value	$(8,769)	$0	$0	$(8,769)

The following table presents our activity for the variable rate note payable and our investment in CBRE Strategic Partners Asia measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Investment in CBRE Strategic Partners Asia	Note Payable
Balance at January 1, 2011	$9,471	$(8,769)
Contributions	457	0
Distributions	0	0
Total Gain (Loss) on Fair Value Adjustment	(603)	41
Translation Adjustment in Other Comprehensive Income	0	(12)

Balance at September 30, 2011	$9,325	$(8,740)

Total Gain (Loss) for the Period Included in Earnings Attributable to the Change in Equity in Income of Unconsolidated Entities and Note Payable Valuation Adjustment Held at September 30, 2011	$(603)	$41

Gains and losses (realized and unrealized) included in earnings related to the interest rate swaps, as well as for the elected fair value note payable for the three and nine months ended September 30, 2011 and 2010, respectively, are reported as components of “Other Income and Expense” on the consolidated statements of operations.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

Disclosure of Fair Value Financial Instruments

For disclosure purposes only, the following table summarizes our notes payable and their estimated fair value at September 30, 2011 and December 31, 2010 (in thousands):

	Book Value		Fair Value
Financial Instrument	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Notes Payable	$632,377	$356,823	$659,790	$361,418
Note Payable at Fair Value	8,740	8,769	8,740	8,769

	$641,117	$365,592	$668,530	$370,187

For purposes of this fair value disclosure, we based our fair value estimate for notes payable on our internal valuation that includes a representative sample of our lenders’ market interest rate quotes as of September 30, 2011 and December 31, 2010 for debt with similar risk characteristics and maturities. We based the Note Payable carried at fair value on a third party appraiser’s valuation, which used similar techniques as our internal valuation model as of September 30, 2011 and December 31, 2010.

18. Commitments and Contingencies

We have agreed to a capital commitment of up to $20,000,000 in CBRE Strategic Partners Asia, which extends to January 31, 2012. As of September 30, 2011, we funded $15,497,000 of our capital commitment. CBRE Investors, our sponsor, formed CBRE Strategic Partners Asia, to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. If we and all other currently committed capital investors had funded our entire commitments in CBRE Strategic Partners Asia as of September 30, 2011, we would have owned an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. A majority of our trustees (including a majority of our independent trustees) not otherwise interested in this transaction approved the transaction as being fair, competitive and commercially reasonable. CBRE Strategic Partners Asia is managed by CB Richard Ellis Investors SP Asia II, LLC or the Fund Manager, a subsidiary of CBRE Investors.

On August 24, 2010, the Duke joint venture closed on the acquisition of additional land and entered into a construction agreement, and lease amendments (collectively, the “Expansion Agreements”) to expand the AllPoints at Anson Bldg. 1 property, a warehouse/distribution center located in Whitestown, IN, a suburb of Indianapolis. The existing property is 100% leased to a subsidiary of Amazon.com through July 2018. Pursuant to the Expansion Agreements, AllPoints at Anson Bldg. 1 (i) was expanded from the current 630,573 square feet to approximately 1,036,573 square feet and (ii) remains 100% leased to a subsidiary of Amazon.com, which lease was extended through April 2021. The total cost of the expansion is anticipated to be approximately $19,200,000 to be incurred by the Duke joint venture. As of September 30, 2011, the Duke joint venture had paid land acquisition and construction costs totaling approximately $16,324,000. We expect to make cash contributions of approximately $15,360,000 to the Duke joint venture over the construction period in connection with the Expansion Agreements. We paid a construction supervision fee of $212,000 to our Investment Advisor in connection with the Expansion Agreements.

On April 28, 2011, the Duke joint venture entered into a lease amendments to expand the Buckeye Logistics Center property, a warehouse/distribution center located in Phoenix, AZ. On May 2, 2011 the Duke joint venture closed on the acquisition of additional land and entered into a construction agreement (along with the lease amendments collectively, the “Buckeye Expansion Agreements”). The existing property is 100% leased to a subsidiary of Amazon.com through September 2018. Pursuant to the Buckeye Expansion Agreements, Buckeye Logistics Center (i) will be expanded from the current 604,678 square feet to approximately 1,009,351 square feet and (ii) will remain 100% leased to a subsidiary of Amazon.com, which lease will be extended through September 2021. The total cost of the expansion is anticipated to be approximately $21,160,000 to the Duke joint venture. As of September 30, 2011, the Duke joint venture had paid land acquisition and construction costs totaling approximately $16,070,000. We expect to make cash contributions of approximately $16,928,000 to the Duke joint venture over the construction period in connection with the Buckeye Expansion Agreements.

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

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

Environmental Matters—We are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

19. Comprehensive Income (Loss)

U.S. GAAP requires that the effect of foreign currency translation adjustments be classified as comprehensive income (loss). The following table sets forth our comprehensive loss for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Loss	$(2,446)	$(1,208)	$(14,434)	$(5,291)
Foreign Currency Translation (Loss) Gain	(6,300)	7,366	888	4,368
Swap Fair Value Adjustment	(8,237)	(567)	(10,769)	(1,791)

Total Comprehensive Income (Loss)	(16,983)	5,591	(24,315)	(2,714)
Comprehensive Loss (Income) Attributable to Non-Controlling Interest	20	(9)	30	7

Comprehensive (Loss) Income Attributable to CB Richard Ellis Realty Trust Shareholders	$(16,963)	$5,582	$(24,285)	$(2,707)

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

The following table reconciles net income available to common shareholders from the TRS to taxable income available to common shareholders from the TRS for the nine months ended September 30, 2011 (in thousands):

Nine Months Ended September 30, 2011
Net Income Available from TRS	$377
Gain on Sale	425
Straight-line Rent	3
Federal Tax Expense	191
Less: Tax Depreciation and Amortization	(332)
Less: Receipts of Prepaid Rent—Previously Recognized	(163)
Less: Capitalized Acquisition Expense for Tax—Previously Recognized	(3)

Taxable Income for TRS	$498

(1)	Net income available from the TRS is comprised of income from discontinued operations.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

The following table summarizes the provision for income taxes of the TRS for the nine months ended September 30, 2011 (in thousands):

Nine Months Ended September 30, 2011
Current	$191
Deferred	0

Total Provision for Income Taxes	$191

There was no provision for income taxes of the TRS for the nine months ended September 30, 2010 as it was not yet formed.

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

The following table summarizes the tax effects of temporary differences of the TRS included in the net deferred tax liabilities for the nine months ended September 30, 2011 and for the year ended December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Net Deferred Tax Liability, resulting primarily from differences in depreciation and amortization in real estate	$0	$(61)

Included as a component of our tax provision, we have incurred income and other taxes (franchise, local and state government and international) related to our continuing operations in the amount of $85,000 and $163,000, $385,000 and $248,000 for California, Georgia, Massachusetts, Minnesota, Texas and North Carolina impacting our operations during the three and nine months ended September 30, 2011 and 2010, respectively. The United Kingdom taxes real property operating results at a statutory rate of 22%. The United Kingdom taxable losses to date have generated a deferred tax asset of approximately $681,000 consisting of these net operating loss carryforwards. We have provided for a full valuation allowance of ($681,000) as of three months ended September 30, 2011 on deferred tax assets because it is not likely that future operating profits in the United Kingdom would be sufficient to absorb the net operating losses.

21. Subsequent Events

From October 1, 2011 through November 4, 2011, we received gross proceeds from our current public offering of approximately $87,610,356 from the sale of 8,830,872 common shares.

On October 24, 2011, we entered into a purchase and sale agreement to acquire, subject to customary closing conditions, Sabal Pavilion, located in the Sabal Park development in Tampa Bay, Florida, for approximately $21,500,000, exclusive of customary closing costs. We will assume a interest-only mortgage loan in connection with the acquisition of Sabal Pavilion that will have a principal balance at closing of $14,700,000, maturing on August 1, 2013 and with an interest rate of 6.38%. We anticipate that the balance of the acquisition amount will be funded using the net proceeds from our current public offering. We deposited $500,100 into an escrow account upon the execution of the agreement that is refundable in the event certain closing conditions are not met. Sabal Pavilion is a 120,500 square foot, four-story office building constructed in 1998 that is 100% leased to Ford Motor Credit Company through March 2021 and is used as a regional call center. Ford Motor Credit Company is a subsidiary of Ford Motor Company (NYSE: F), and provides consumer auto financing through dealers of Ford, Lincoln and Mercury brand vehicles. While we anticipate this acquisition will close during the fourth quarter of 2011, the agreement to acquire the property is subject to a number of contingencies and therefore there can be no assurances that this acquisition will occur.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

On October 27, 2011, the European JV entered into a purchase and sale agreement to acquire, subject to customary closing conditions, Graben Distribution Center I, located in Graben, Bavaria, Germany, outside of Munich. The European JV will acquire Graben Distribution Center I for approximately €54,700,000 (approximately $75,486,000 assuming an exchange rate of €1.00:$1.38, or $60,388,800 at our 80% pro rata share), exclusive of customary closing costs. We expect that our 80% pro rata share of the acquisition will be funded using the net proceeds from our current public offering. Graben Distribution Center I is a 1,017,868 square foot warehouse/distribution building that will be completed in the fourth quarter of 2011 and will be 100% leased to Amazon Fulfillment GmbH through April 2022. Amazon Fulfillment GmbH will use Graben Distribution Center I as a regional fulfillment center. Amazon Fulfillment GmbH lease will be guaranteed by Amazon EU S.a.r.l., Amazon.com’s primary European operating subsidiary. Amazon Fulfillment GmbH and Amazon EU S.a.r.l. are subsidiaries of Amazon.com, one of the world’s largest internet retailers. While we anticipate this acquisition will close during the fourth quarter of 2011, the agreement to acquire the property is subject to a number of contingencies and therefore there can be no assurances that this acquisition will occur.

On October 27, 2011, the European JV entered into a purchase and sale agreement to acquire, subject to customary closing conditions, Graben Distribution Center II, located in Graben, Bavaria, Germany, outside of Munich. The European JV will acquire Graben Distribution Center II for approximately €6,860,000 (approximately $9,466,800 assuming an exchange rate of €1.00:$1.38, or $7,573,440 at our 80% pro rata share), exclusive of customary closing costs. We expect that our 80% pro rata share of the acquisition will be funded using the net proceeds from our current public offering. Graben Distribution Center II is a 73,367 square foot warehouse/distribution building that we expect will be completed in the fourth quarter of 2011. Graben Distribution Center II will be adjacent to and linked, via a connector bridge, with Graben Distribution Center I. Graben Distribution Center II will be 100% leased to Deutsche Post Immobilien GmbH, conducting business under the DHL brand, through November 2021. DHL will use Graben Distribution Center II as a distribution center for goods coming from Graben Distribution Center I. Deutsche Post Immobilien GmbH is a subsidiary of Deutsche Post AG, one of the world’s leading suppliers of mail and logistics services. While we anticipate this acquisition will close during the fourth quarter of 2011, the agreement to acquire the property is subject to a number of contingencies and therefore there can be no assurances that this acquisition will occur.

On October 28, 2011, we entered into a joint venture with a subsidiary of the Trammell Crow Company, or TCC, a subsidiary of CBRE Group, Inc., (NYSE: CBG) and an affiliate of the Investment Advisor, to develop 1400 Atwater Drive, located in the Atwater Business Park development in East Whiteland Township, Pennsylvania, a suburb of Philadelphia. The joint venture will develop 1400 Atwater Drive for approximately $66,422,520. We anticipate that the development will be funded using the net proceeds from our current public offering, but the joint venture may also fund a portion of the development from financing provided by a third party. The joint venture will pay TCC a customary fee for developing 1400 Atwater Drive equal to a percentage of the total development cost, excluding certain costs associated with the acquisition of the land for the development, construction interest and financing fees. CBRE Group, Inc. will provide a guarantee for certain of TCC’s obligations under the joint venture. We will own 95% of the joint venture through the development period and upon completion of the development, subject to certain conditions, we may purchase TCC’s 5% interest in the joint venture at which point we would own 100% of 1400 Atwater Drive.

We anticipate that 1400 Atwater Drive will consist of two, 150,000 square foot, five-story office buildings, connected by a common lobby. Upon completion, 1400 Atwater Drive will be 100% leased to Endo Pharmaceuticals, Inc. through October 2025, for use as its headquarters. Endo Pharmaceuticals, Inc. is a subsidiary of Endo Pharmaceuticals Holdings Inc. (NASDAQ: ENDP), which is a specialty healthcare solutions company focused on branded products, generic pharmaceuticals and medical devices and services. Endo Pharmaceuticals, Inc.’s lease will be guaranteed by Endo Pharmaceuticals Holdings, Inc. While 1400 Atwater Drive is expected to be completed during the first quarter of 2013, the joint venture development is subject to a number of contingencies and there can be no assurance that the development will be completed.

On November 3, 2011, we entered into a purchase and sale agreement to acquire, subject to customary closing conditions, Aurora Commerce Center Bldg. C, located at 22100 E. 26th Avenue in Aurora, Colorado, a suburb of Denver. We will acquire Aurora Commerce Center Bldg. C for approximately $24,500,000, exclusive of customary closing costs. We anticipate that the acquisition will be funded using the net proceeds from our current public offering. We deposited $500,000 into an escrow account upon the execution of the agreement that is refundable in the event certain closing conditions are not met. Aurora Commerce Center Bldg. C is a 406,959 square foot, multi-tenant warehouse/distribution building constructed in 2007 that is 100% leased. 79% of Aurora Commerce Center Bldg. C is leased to Subaru of America, Inc., a subsidiary of Fuji Heavy Industries, Ltd., through September 2019. Subaru of America, Inc. uses Aurora Commerce Center Bldg. C as its Western regional headquarters and automotive parts distribution center. While we anticipate this acquisition will close during the fourth quarter of 2011, the agreement to acquire the property is subject to a number of contingencies and therefore there can be no assurances that this acquisition will occur.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

On October 3, 2011, CB Richard Ellis Group, Inc. (NYSE: CBG) announced that it had changed its corporate name to CBRE Group, Inc., in order to align its corporate name with its industry-leading CBRE brand. On November 1, 2011, CB Richard Ellis Investors, L.L.C., our sponsor and an indirect wholly-owned subsidiary of CBRE Group, Inc., announced that it had changed its corporate name to CBRE Global Investors, Inc. in order to align its corporate name with its parent company brand.

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

As of September 30, 2011, we owned, on a consolidated basis, 74 office, industrial (primarily warehouse/distribution) and retail properties located in 15 states (Arizona, California, Florida, Georgia, Illinois, Kentucky, Massachusetts, Minnesota, New Jersey, North Carolina, Ohio, South Carolina, Texas, Utah and Virginia) and in the United Kingdom encompassing approximately 13,906,000 rentable square feet in the aggregate. In addition, we have ownership interests in five unconsolidated entities that, as of September 30, 2011, owned interests in 51 properties. Excluding those properties owned through our investment in CB Richard Ellis Strategic Partners Asia II, L.P. (“CBRE Strategic Partners Asia”), we owned, on an unconsolidated basis, 43 office, industrial (primarily warehouse/distribution) and retail properties located in 10 states (Arizona, Florida, Illinois, Indiana, Minnesota, Missouri, North Carolina, Ohio, Tennessee and Texas) and in the United Kingdom and Europe encompassing approximately 12,355,000 rentable square feet in the aggregate.

As of September 30, 2011, our portfolio was 97.18% leased. The total effective annual rents for our industrial properties, office properties and retail properties were approximately $60,125,000, $144,895,000 and $8,430,000, as of September 30, 2011, respectively (net of any rent concessions). The average effective annual rent per square foot for our office properties, industrial (primarily warehouse/distribution) properties and retail properties was approximately $18.98, $3.82 and $17.82 as of September 30, 2011, respectively (net of any rent concessions).

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

The registration statement relating to our follow-on public offering was declared effective by the Securities and Exchange Commission (the “SEC”) on January 30, 2009. CNL Securities Corp. is the dealer manager of our offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through September 30, 2011, we received gross offering proceeds of approximately $1,476,184,746 from the sale of 148,029,604 shares. Our Board of Trustees has confirmed that our follow-on offering will close on January 30, 2012. We expect to offer common shares through our dividend investment plan beyond January 30, 2012.

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

Beginning in the second half of 2007, U.S. economic activity weakened due initially to stresses in the residential housing and financial sectors. The weak economic environment continued through 2008 and 2009, but strengthened somewhat in 2010. A weakened economic environment may result in declining demand for office, industrial and retail space, increasing tenant bankruptcies, lower average occupancy rates and effective rents, including potentially in our real estate portfolio, which may impact our net income, funds from operations and cash flow.

While economic signals continue to be mixed, we anticipate that signs of recovery should continue to improve, although at a gradual and potentially uneven pace. Unemployment continues to trend at high levels and consumer confidence remains weak in the face of continued economic uncertainty; however U.S. corporate profits have demonstrated a significant recovery and are currently at record levels.

Additionally, during the first half of 2009, the capital markets experienced significant distress during which many financial industry participants, including commercial real estate owners, operators, investors and lenders found it challenging to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt. During the later part of 2009 the capital market environment improved such that it appeared to show signs of stabilizing over this period. Further, during 2010, the capital market environment continued to improve, building upon the stabilization that occurred during the end of 2009. During 2010, we experienced indications of that stabilization and since then have had improved access to debt financing on attractive terms.

We currently continue to face attractive access to debt financing despite recent renewed capital markets volatility. Also, during 2010 and into 2011 we have noted initial signs of strengthening of the commercial real estate market, especially for high-quality stabilized properties leased to credit worthy tenants on a long-term basis. Nonetheless, we expect that certain highly-levered real estate investors may continue to face significantly reduced, or even eliminated, availability of funding sources, or at significantly-increased cost. As such, with our modest levels of leverage, we expect we will continue to benefit from improved access to attractive investment opportunities and reduced competition to acquire real estate assets.

The recent renewed capital markets volatility, this time driven by the European sovereign debt crisis, has once again resulted in an increased focus on yield and stability. Capital continues to return to the commercial real estate sector, driving a continued resurgence in transaction activity and investment demand. In the current uncertain environment, capital availability remains concentrated however on the highest quality, well-leased and strategically positioned properties that provide lower risk and more stable investment return potential. Construction and development of new speculative property remains tightly constrained. As a well-capitalized core investor with modest levels of leverage, we expect we will continue to benefit from improved access to attractive investment opportunities and reduced competition to acquire real estate assets. In particular, due to the current uncertainly in Europe resulting from its sovereign debt crisis, we may in fact face enhanced opportunities to acquire additional high-quality properties in strong European markets.

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

The table below provides information relating to our properties, excluding those owned through our investment in CBRE Strategic Partners Asia, as of September 30, 2011. We purchased all of these properties from unaffiliated third parties. These properties are subject to competition from similar properties within their market areas and their economic performance could be affected by changes in local economic conditions. In evaluating these properties for acquisition, we considered a variety of factors including location, functionality and design, price per square foot, the credit worthiness of tenants, length of lease terms, market fundamentals and the in-place rental rates compared to market rates.

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Domestic Consolidated Properties:

REMEC Corporate Campus 1(3) San Diego, CA	9/15/2004	1983	Office	100.00%	34	100.00%	$6,833

REMEC Corporate Campus 2(3) San Diego, CA	9/15/2004	1983	Office	100.00%	30	100.00%	6,125

REMEC Corporate Campus 3(3) San Diego, CA	9/15/2004	1983	Office	100.00%	37	100.00%	7,523

REMEC Corporate Campus 4(3) San Diego, CA	9/15/2004	1983	Office	100.00%	31	100.00%	6,186

300 Constitution Drive Boston, MA	11/3/2004	1998	Warehouse/Distribution	100.00%	330	100.00%	19,805

Deerfield Commons(2) Atlanta, GA	6/21/2005	2000	Office	100.00%	122	100.00%	21,834

505 Century(3) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	100	100.00%	6,095

631 International(3) Dallas, TX	1/9/2006	1998	Warehouse/Distribution	100.00%	73	100.00%	5,407

660 North Dorothy(3) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	120	87.50%	6,836

Bolingbrook Point III Chicago, IL	8/29/2007	2006	Warehouse/Distribution	100.00%	185	53.18%	18,170

Cherokee Corporate Park(3) Spartanburg, SC	8/30/2007	2000	Warehouse/Distribution	100.00%	60	0.00%	3,775

Community Cash Complex 1(3) Spartanburg, SC	8/30/2007	1960	Warehouse/Distribution	100.00%	206	34.79%	2,690

Community Cash Complex 2(3) Spartanburg, SC	8/30/2007	1978	Warehouse/Distribution	100.00%	145	83.50%	2,225

Community Cash Complex 3(3) Spartanburg, SC	8/30/2007	1981	Warehouse/Distribution	100.00%	116	100.00%	1,701
Community Cash Complex 4(3) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	33	100.00%	547

Community Cash Complex 5(3) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	53	100.00%	824

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Fairforest Building 1(3) Spartanburg, SC	8/30/2007	2000	Warehouse/Distribution	100.00%	51	100.00%	2,974

Fairforest Building 2(3) Spartanburg, SC	8/30/2007	1999	Warehouse/Distribution	100.00%	104	100.00%	5,379

Fairforest Building 3(3) Spartanburg, SC	8/30/2007	2000	Warehouse/Distribution	100.00%	100	100.00%	5,760

Fairforest Building 4(3) Spartanburg, SC	8/30/2007	2001	Warehouse/Distribution	100.00%	101	100.00%	5,640

Fairforest Building 5 Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	316	100.00%	16,968

Fairforest Building 6 Spartanburg, SC	8/30/2007	2005	Warehouse/Distribution	100.00%	101	100.00%	7,469

Fairforest Building 7(3) Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	101	83.78%	5,626

Greenville/Spartanburg Industrial Park(3) Spartanburg, SC	8/30/2007	1990	Warehouse/Distribution	100.00%	67	100.00%	3,388

Highway 290 Commerce Park Building 1(3) Spartanburg, SC	8/30/2007	1995	Warehouse/Distribution	100.00%	150	100.00%	5,388

Highway 290 Commerce Park Building 5(3) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	30	100.00%	1,420

Highway 290 Commerce Park Building 7(3) Spartanburg, SC	8/30/2007	1994	Warehouse/Distribution	100.00%	94	100.00%	4,889

HJ Park Building 1 Spartanburg, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	70	100.00%	4,216

Jedburg Commerce Park(3) Charleston, SC	8/30/2007	2007	Warehouse/Distribution	100.00%	513	100.00%	41,991

Kings Mountain I Charlotte, NC	8/30/2007	1998	Warehouse/Distribution	100.00%	100	100.00%	5,497

Kings Mountain II Charlotte, NC	8/30/2007	2002	Warehouse/Distribution	100.00%	301	100.00%	11,311

Mount Holly Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	100.00%	6,208

North Rhett I Charleston, SC	8/30/2007	1973	Warehouse/Distribution	100.00%	285	100.00%	10,302

North Rhett II Charleston, SC	8/30/2007	2001	Warehouse/Distribution	100.00%	102	100.00%	7,073

North Rhett III Charleston, SC	8/30/2007	2002	Warehouse/Distribution	100.00%	80	100.00%	4,812

North Rhett IV Charleston, SC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	100.00%	17,060

Orangeburg Park Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	100.00%	5,474

Orchard Business Park 2(3) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	18	100.00%	761

Union Cross Building I Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	101	100.00%	6,585

Union Cross Building II Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	100.00%	17,216

Highway 290 Commerce Park Building 2(3) Spartanburg, SC	9/24/2007	1995	Warehouse/Distribution	100.00%	100	100.00%	4,626

Highway 290 Commerce Park Building 6(3) Spartanburg, SC	11/1/2007	1996	Warehouse/Distribution	100.00%	105	42.86%	3,760

Lakeside Office Center Dallas, TX	3/5/2008	2006	Office	100.00%	99	97.67%	17,994

Kings Mountain III Charlotte, NC	3/14/2008	2007	Warehouse/Distribution	100.00%	542	100.00%	25,728

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Enclave on the Lake(3) Houston, TX	7/1/2008	1999	Office	100.00%	171	100.00%	37,827

Avion Midrise III Washington Metro, DC	11/18/2008	2002	Office	100.00%	72	100.00%	21,111

Avion Midrise IV Washington Metro, DC	11/18/2008	2002	Office	100.00%	72	100.00%	21,112

13201 Wilfred Lane Minneapolis, MN	6/29/2009	1999	Warehouse/Distribution	100.00%	335	100.00%	15,340

3011, 3055 & 3077 Comcast Place East Bay, CA	7/1/2009	1988	Office	100.00%	220	100.00%	49,000

140 Depot Street Boston, MA	7/31/2009	2009	Warehouse/Distribution	100.00%	238	100.00%	18,950

12650 Ingenuity Drive Orlando, FL	8/5/2009	1999	Office	100.00%	125	100.00%	25,350

Crest Ridge Corporate Center I Minneapolis, MN	8/17/2009	2009	Office	100.00%	116	100.00%	28,419

West Point Trade Center Jacksonville, FL	12/30/2009	2009	Warehouse/Distribution	100.00%	602	100.00%	29,000

5160 Hacienda Drive East Bay, CA	4/8/2010	1988	Office	100.00%	202	100.00%	38,500

10450 Pacific Center Court San Diego, CA	5/7/2010	1985	Office	100.00%	134	100.00%	32,750

225 Summit Ave Northern NJ	6/21/2010	1966	Office	100.00%	143	100.00%	40,600

One Wayside Road Boston, MA	6/24/2010	1998	Office	100.00%	200	100.00%	55,525

100 Tice Blvd. Northern NJ	9/28/2010	2007	Office	100.00%	209	100.00%	67,600

Ten Parkway North Chicago, IL	10/12/2010	1999	Office	100.00%	100	100.00%	25,000

4701 Gold Spike Drive Dallas, TX	10/27/2010	2002	Warehouse/Distribution	100.00%	420	100.00%	20,300

1985 International Way Cincinnati, OH	10/27/2010	1998	Warehouse/Distribution	100.00%	189	100.00%	14,800

Summit Distribution Center Salt Lake City, UT	10/27/2010	2001	Warehouse/Distribution	100.00%	275	100.00%	13,400

3660 Deerpark Boulevard Jacksonville, FL	10/27/2010	2002	Warehouse/Distribution	100.00%	322	100.00%	15,300

Tolleson Commerce Park II Phoenix, AZ	10/27/2010	1999	Warehouse/Distribution	100.00%	217	71.40%	9,200

Pacific Corporate Park(2) Washington, DC	11/15/2010	2002	Office	100.00%	696	100.00%	144,500
100 Kimball Drive Northern NJ	12/10/2010	2006	Office	100.00%	175	100.00%	60,250

70 Hudson New York City Metro, NJ	4/11/2011	2000	Office	100.00%	409	100.00%	155,000

90 Hudson New York City Metro, NJ	4/11/2011	2000	Office	100.00%	418	100.00%	155,000

Millers Ferry Road(3) Dallas, TX	6/2/2011	2011	Warehouse/Distribution	100.00%	1,020	100.00%	40,366

Sky Harbor Operations Center Phoenix, AZ(3)	9/30/2011	2003	Office	100.00%	396	100.00%	53,500

Total Domestic Consolidated Properties					13,616	96.62%	1,559,791

International Consolidated Properties:

602 Central Blvd.(3) Coventry, UK	4/27/2007	2001	Office	100.00%	50	0.00%	23,847

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Thames Valley Five Reading, UK	3/20/2008	1998	Office	100.00%	40	100.00%	29,572

Albion Mills Retail Park Wakefield, UK	7/11/2008	2000	Retail	100.00%	55	100.00%	22,098

Maskew Retail Park Peterborough, UK	10/23/2008	2007	Retail	100.00%	145	100.00%	53,740

Total International Consolidated Properties					290	82.77%	129,257

Total Consolidated Properties					13,906	96.33%	1,689,048

Domestic Unconsolidated Properties(4):

Buckeye Logistics Center(5) Phoenix, AZ	6/12/2008	2008	Warehouse/Distribution	80.00%	605	100.00%	35,573

Afton Ridge Shopping Center(6) Charlotte, NC	9/18/2008	2007	Retail	90.00%	296	98.05%	44,530

AllPoints at Anson Bldg. 1(5) Indianapolis, IN	9/30/2008	2008	Warehouse/Distribution	80.00%	1,037	100.00%	42,510

12200 President’s Court(5) Jacksonville, FL	9/30/2008	2008	Warehouse/Distribution	80.00%	772	100.00%	29,995

201 Sunridge Blvd.(5) Dallas, TX	9/30/2008	2008	Warehouse/Distribution	80.00%	823	100.00%	25,690

Aspen Corporate Center 500(5) Nashville, TN	9/30/2008	2008	Office	80.00%	180	100.00%	29,936

125 Enterprise Parkway(5) Columbus, OH	12/10/2008	2008	Warehouse/Distribution	80.00%	1,142	100.00%	38,088

AllPoints Midwest Bldg. I(5) Indianapolis, IN	12/10/2008	2008	Warehouse/Distribution	80.00%	1,200	100.00%	41,428

Celebration Office Center(5) Orlando, FL	5/13/2009	2009	Office	80.00%	101	100.00%	13,640

22535 Colonial Pkwy(5) Houston, TX	5/13/2009	2009	Office	80.00%	90	100.00%	11,596

Fairfield Distribution Ctr. IX(5) Tampa, FL	5/13/2009	2008	Warehouse/Distribution	80.00%	136	100.00%	7,151

Northpoint III(5) Orlando, FL	10/15/2009	2001	Office	80.00%	108	100.00%	14,592

Goodyear Crossing Ind. Park II(5) Phoenix, AZ	12/07/2009	2009	Warehouse/Distribution	80.00%	820	100.00%	36,516

3900 North Paramount Parkway(5) Raleigh, NC	3/31/2010	1999	Office	80.00%	101	100.00%	11,176

3900 South Paramount Parkway(5) Raleigh, NC	3/31/2010	1999	Office	80.00%	119	100.00%	13,055

1400 Perimeter Park Drive(5) Raleigh, NC	3/31/2010	1991	Office	80.00%	45	100.00%	3,970

Miramar I(5)(7) Fort Lauderdale, FL	3/31/2010	2001	Office	80.00%	94	100.00%	13,645

Miramar II(5)(7) Fort Lauderdale, FL	3/31/2010	2001	Office	80.00%	129	100.00%	20,899

McAuley Place(5) Cincinnati, OH	12/21/2010	2001	Office	80.00%	191	98.57%	28,000

Point West I(5) Dallas, TX	12/21/2010	2008	Office	80.00%	183	100.00%	23,600

Sam Houston Crossing I(5) Houston, TX	12/21/2010	2007	Office	80.00%	160	100.00%	20,400

Regency Creek(5) Raleigh, NC	12/21/2010	2008	Office	80.00%	122	100.00%	18,000

Easton III(5) Columbus, OH	12/21/2010	1999	Office	80.00%	135	100.00%	14,400

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
533 Maryville Centre(5) St. Louis, MD	12/21/2010	2000	Office	80.00%	125	100.00%	19,102

555 Maryville Centre(5) St. Louis, MD	12/21/2010	1999	Office	80.00%	127	61.64%	15,578

Norman Point I(5) Minneapolis, MN	3/24/2011	2000	Office	80.00%	213	100.00%	34,080

Norman Point II(5) Minneapolis, MN	3/24/2011	2007	Office	80.00%	324	100.00%	37,520

One Conway Park(3)(5) Chicago, IL	3/24/2011	1989	Office	80.00%	105	60.81%	12,320

West Lake at Conway(5) Chicago, IL	3/24/2011	2008	Office	80.00%	98	95.50%	14,060

The Landings I(5) Cincinnati, OH	3/24/2011	2006	Office	80.00%	176	100.00%	23,728

The Landings II(5) Cincinnati, OH	3/24/2011	2007	Office	80.00%	175	96.06%	20,928

One Easton Oval(3)(5) Columbus, OH	3/24/2011	1997	Office	80.00%	125	47.12%	9,529

Two Easton Oval(3)(5) Columbus, OH	3/24/2011	1995	Office	80.00%	129	74.57%	10,195

Atrium I(5) Columbus, OH	3/24/2011	1996	Office	80.00%	315	100.00%	36,200

Weston Pointe I(5) Ft Lauderdale, FL	3/24/2011	1999	Office	80.00%	98	82.08%	15,507

Weston Pointe II(5) Ft Lauderdale, FL	3/24/2011	2000	Office	80.00%	97	96.29%	18,701

Weston Pointe III(5) Ft Lauderdale, FL	3/24/2011	2003	Office	80.00%	97	100.00%	18,867

Weston Pointe IV(5) Ft Lauderdale, FL	3/24/2011	2006	Office	80.00%	96	100.00%	22,605

Total Domestic Unconsolidated Properties					10,889	97.89%	847,310

International Unconsolidated Properties

Amber Park(3)(8) Nottingham, UK	6/10/2010	1997	Warehouse/Distribution	80.00%	208	100.00%	12,514

Brackmills(3)(8) Northampton, UK	6/10/2010	1984	Warehouse/Distribution	80.00%	187	100.00%	13,407

Düren(3)(9) Rhine-Ruhr, Germany	6/10/2010	2008	Warehouse/Distribution	80.00%	392	100.00%	13,148

Schönberg(3)(9) Hamburg, Germany	6/10/2010	2009	Warehouse/Distribution	80.00%	454	100.00%	13,819

Langenbach(3)(9) Munich, Germany	10/28/2010	2010	Warehouse/Distribution	80.00%	225	100.00%	18,573

Total International Unconsolidated Properties					1,466	100.00%	71,461

Total Unconsolidated Properties(4)					12,355	98.14%	918,771

Total Properties(4)					26,261	97.18%	$2,607,819

(1)	Approximate total acquisition cost represents the pro rata purchase price inclusive of customary closing costs and acquisition fees/acquisition expenses.

(2)	Includes undeveloped land zoned for future use.

(3)	This property was unencumbered and not secured by mortgage debt as of September 30, 2011.

(4)	Does not include CBRE Strategic Partners Asia properties.

(5)	This property is held through the Duke joint venture.

(6)	This property is held through the Afton Ridge joint venture.

(7)	Consolidated properties acquired on December 31, 2009 and contributed to the Duke joint venture during March 2010.

(8)	This property is held through the UK JV.

(9)	This property is held through the European JV.

Property Type Concentration

Our property type concentrations as of September 30, 2011 are as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Property Type	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
Office	25	4,300	$1,130,958	29	4,058	$545,829	54	8,358	$1,676,787
Warehouse/ Distribution	47	9,406	482,252	13	8,001	328,412	60	17,407	810,664
Retail	2	200	75,838	1	296	44,530	3	496	120,368

Total	74	13,906	$1,689,048	43	12,355	$918,771	117	26,261	$2,607,819

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia which is not material.

Geographic Concentration

Our geographic concentrations as of September 30, 2011 are as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Domestic	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
New Jersey	5	1,353	$478,450	—	—	$—	5	1,353	$478,450
Florida	3	1,048	69,650	10	1,728	175,602	13	2,776	245,252
Texas	7	2,003	134,825	4	1,256	81,286	11	3,259	216,111
Virginia	3	839	186,723	—	—	—	3	839	186,723
South Carolina	28	3,620	182,946	—	—	—	28	3,620	182,946
Ohio	—	—	—	8	2,388	181,068	8	2,388	181,068
North Carolina	5	1,360	66,337	5	683	90,731	10	2,043	157,068
California	7	688	146,917	—	—	—	7	688	146,917
Arizona	2	613	62,700	2	1,425	72,089	4	2,038	134,789
Minnesota	2	452	43,759	2	537	71,600	4	989	115,359
Massachusetts	3	769	94,280	—	—	—	3	769	94,280
Indiana	—	—	—	2	2,237	83,938	2	2,237	83,938
Illinois	2	285	43,170	2	203	26,380	4	488	69,550
Missouri	—	—	—	2	252	34,680	2	252	34,680
Tennessee	—	—	—	1	180	29,936	1	180	29,936
Georgia	1	122	21,834	—	—	—	1	122	21,834
Kentucky	1	189	14,800	—	—	—	1	189	14,800
Utah	1	275	13,400	—	—	—	1	275	13,400

Total Domestic	70	13,616	1,559,791	38	10,889	847,310	108	24,505	2,407,101

International
United Kingdom	4	290	129,257	2	395	25,921	6	685	155,178
Germany	—	—	—	3	1,071	45,540	3	1,071	45,540

Total International	4	290	129,257	5	1,466	71,461	9	1,756	200,718

Total	74	13,906	$1,689,048	43	12,355	$918,771	117	26,261	$2,607,819

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia which is not material.

Significant Tenants

The following table details our largest tenants as of September 30, 2011 (in thousands):

	Tenant	Primary Industry	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
			Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
1	Barclay’s Capital	Financial Services	409	$12,278	—	—	409	$12,278
2	U.S. General Services Administration	Government	71	2,263	378	8,391	449	10,654
3	Raytheon Company	Defense and Aerospace	666	9,495	—	—	666	9,495
4	Amazon.com, Inc(2)	Internet Retail	—	—	2,462	9,006	2,462	9,006
5	National Union Fire Insurance Company	Insurance	172	6,010	—	—	172	6,010
6	JP Morgan Chase	Financial Service	396	5,718	—	—	396	5,718
7	Nuance Communications	Software	201	5,535	—	—	201	5,535
8	Lord Abbett & Co	Financial Services	149	5,211			149	5,211
9	Eisai	Pharmaceutical and Health Care Related	209	4,772	—	—	209	4,772
10	Comcast	Telecommunications	220	4,697	—	—	220	4,697
11	Deloitte	Professional Services	175	4,390	—	—	175	4,390
12	Barr Laboratories	Pharmaceutical and Health Care Related	143	4,061	—	—	143	4,061
13	Unilever(3)	Consumer Products	—	—	1,595	3,864	1,595	3,864
14	PPD Development	Pharmaceutical and Health Care Related	—	—	251	3,688	251	3,688
15	Eveready Battery Company	Consumer Products	—	—	168	3,568	168	3,568
16	NDB Capital Markets	Financial Services	97	3,400	—	—	97	3,400
17	Carl Zeiss	Pharmaceutical and Health Care Related	202	3,336	—	—	202	3,336
18	Whirlpool Corporation	Consumer Products	1,020	3,212			1,020	3,212
19	American LaFrance	Vehicle Related Manufacturing	513	3,071	—	—	513	3,071
20	ConAgra Foods	Food Service and Retail	742	3,028	—	—	742	3,028
21	Prime Distribution Services	Logistics and Distribution	—	—	1,200	2,958	1,200	2,958
22	Nationwide Mutual Insurance Co	Insurance	—	—	315	2,869	315	2,869
23	Kellogg’s	Consumer Products	—	—	1,142	2,817	1,142	2,817
24	Time Warner	Telecommunications	134	2,814	—	—	134	2,814
25	B&Q	Home Furnishings/Home Improvement	104	2,604	—	—	104	2,604
26	REMEC	Defense and Aerospace	133	2,504	—	—	133	2,504
27	Syngenta Seeds	Agriculture	116	2,472	—	—	116	2,472
28	Dr. Pepper Snapple	Food Service and Retail	601	2,460	—	—	601	2,460
29	Verizon Wireless(4)	Telecommunications	—	—	180	2,246	180	2,246
30	Royal Caribbean Cruises	Travel/Leisure	—	—	129	2,182	129	2,182
31	Iowa College Acquisition Corp(5)	Education	124	2,179	—	—	124	2,179
32	Citicorp North America, Inc.	Financial Services	—	—	194	2,081	194	2,081

	Tenant	Primary Industry	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
			Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
33	American Home Mortgage	Financial Services	—	—	183	2,024	183	2,024
34	Best Buy	Specialty Retail	238	1,657	30	317	268	1,974
35	NCS Pearson, Inc.	Education	—	—	153	1,934	153	1,934
36	Markel Midwest, Inc.	Insurance	100	1,932	—	—	100	1,932
37	Disney	Travel/Leisure	—	—	101	1,855	101	1,855
38	Lockheed Martin	Defense and Aerospace	71	1,847	—	—	71	1,847
39	Mercy Health Partners of SW Ohio	Pharmaceutical and Health Care Related	—	—	113	1,826	113	1,826
40	ABB, Inc.	Other Manufacturing	—	—	91	1,667	91	1,667
	Other (223 tenants)		6,390	28,612	3,440	30,599	9,830	59,211

			13,396	$129,558	12,125	$83,892	25,521	$213,450

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

Tenant Industries

Our tenants operate across a wide range of industries. The following table details our tenant-industry concentrations as of September 30, 2011 (in thousands):

	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
Primary Tenant Industry Category	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
Financial Services	1,233	$28,189	477	$5,631	1,710	$33,820
Pharmaceutical and Health Care Related	905	13,805	703	8,219	1,608	22,024
Defense and Aerospace	901	14,577	7	121	908	14,698
Consumer Products	1,184	4,128	3,340	9,652	4,524	13,780
Insurance	271	7,942	434	4,506	705	12,448
Telecommunications	687	9,062	195	2,444	882	11,506
Logistics and Distribution	1,094	4,567	2,023	6,495	3,117	11,062
Government	72	2,263	378	8,392	450	10,655
Internet Retailer	330	1,426	2,461	9,006	2,791	10,432
Other Manufacturing	909	3,167	318	5,912	1,227	9,079
Food Service and Retail	2,017	7,796	40	522	2,057	8,318
Professional Services	243	5,134	180	2,328	423	7,462
Education	124	2,179	364	5,192	488	7,371
Business Services	736	2,874	298	3,606	1,034	6,480
Software	201	5,535	22	363	223	5,898
Home Furnishings/Home Improvement	778	4,416	69	1,170	847	5,586
Vehicle Related Manufacturing	922	4,864	—	—	922	4,864
Specialty Retail	391	3,157	111	1,178	502	4,335
Travel and Leisure	—	—	240	4,223	240	4,223
Agriculture	116	2,472	9	95	125	2,567
Apparel Retail	—	—	227	2,012	227	2,012
Executive Office Suites	86	1,633	—	—	86	1,633
Utilities	—	—	127	1,516	127	1,516
Petroleum and Mining	174	245	55	646	229	891
Other Retail	22	127	47	663	69	790

Total	13,396	$129,558	12,125	$83,892	25,521	$213,450

(1)

Net Rentable Square Feet for Unconsolidated Properties is at 100%. Annualized Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia which is not material.

Tenant Lease Expirations

The following table sets forth a schedule of expiring leases for our consolidated and unconsolidated properties as of September 30, 2011 (Expiring Net Rentable Square Feet and Expiring Base Rent in thousands):

	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
	Expiring Net Rentable Square Feet	Expiring Base Rent	Expiring Net Rentable Square Feet	Expiring Base Rent	Number of Expiring Leases	Expiring Net Rentable Square Feet	Expiring Base Rent	Percentage of Expiring Base Rent
2011 (Three months ending December 31, 2011)	246	$805	36	$501	12	282	$1,306	0.56%
2012	1,140	13,100	182	2,501	40	1,322	15,601	6.64%
2013	1,605	8,599	633	5,026	40	2,238	13,625	5.80%
2014	740	4,374	149	1,991	28	889	6,365	2.71%
2015	986	6,284	389	3,931	28	1,375	10,215	4.35%
2016	818	14,388	762	12,091	25	1,580	26,479	11.27%
2017	267	3,905	1,379	12,084	22	1,646	15,989	6.80%
2018	743	8,518	2,784	14,869	20	3,527	23,387	9.95%
2019	1,697	13,239	3,722	18,107	18	5,419	31,346	13.34%
2020	601	12,963	16	162	8	617	13,125	5.58%
2021	2,656	26,733	1,357	9,851	16	4,013	36,584	15.57%
Thereafter	1,897	30,554	716	10,596	19	2,613	41,150	17.43%

Total	13,396	$143,462	12,125	$91,710	276	25,521	$235,172	100.00%

Weighted Average Expiration (years)		8.08		7.25				7.75

(1)

Expiring Net Rentable Square Feet for Unconsolidated Properties is at 100%. Expiring Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia which is not material.

Property Portfolio Size

Our portfolio size at the end of each quarter since commencement of our initial public offering through September 30, 2011 is as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Cumulative Property Portfolio as of:	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
9/30/2006	9	878	$86,644	—	—	$—	9	878	$86,644
12/31/2006	9	878	86,644	—	—	—	9	878	86,644
3/31/2007	9	878	86,644	—	—	—	9	878	86,644
6/30/2007	10	928	110,491	—	—	—	10	928	110,491
9/30/2007	42	5,439	348,456	—	—	—	42	5,439	348,456
12/31/2007	44	5,576	353,594	—	—	—	44	5,576	353,594
3/31/2008	47	6,257	426,856	—	—	—	47	6,257	426,856
6/30/2008	47	6,257	426,856	1	605	35,636	48	6,862	462,492
9/30/2008	49	6,483	486,777	6	3,307	193,773	55	9,790	680,550
12/31/2008	52	6,771	582,682	8	5,649	273,205	60	12,420	855,887
3/31/2009	52	6,771	582,717	8	5,649	273,130	60	12,420	855,847
6/30/2009	53	7,106	598,103	11	5,976	305,308	64	13,082	903,411
9/30/2009	57	7,805	719,822	11	5,976	305,202	68	13,781	1,025,024
12/31/2009	60	8,630	791,314	13	6,904	356,158	73	15,534	1,147,472
3/31/2010	58	8,407	748,835	18	7,392	418,818	76	15,799	1,167,653
6/30/2010	62	9,086	916,210	22	8,633	471,615	84	17,719	1,387,825
9/30/2010	63	9,295	983,810	22	8,633	471,615	85	17,928	1,455,425
12/31/2010	73	12,800	1,308,560	30	9,901	629,268	103	22,701	1,937,828
3/31/2011	73	12,800	1,308,560	43	11,950	903,508	116	24,750	2,212,068
6/30/2011	75	14,614	1,657,966	43	12,356	917,566	118	26,970	2,575,532
9/30/2011	74	13,906	1,689,048	43	12,355	918,771	117	26,261	2,607,819

(1)

Net Rentable Square Feet for unconsolidated properties is at 100%. Approximate Total Acquisition Cost is at our pro rata share of effective ownership and does not include our investment in CBRE Strategic Partners Asia which is not material.

Critical Accounting Policies

Management believes our most critical accounting policies are accounting for lease revenues (including straight-line rent), regular evaluation of whether the value of a real estate asset has been impaired, real estate purchase price allocations, accounting for our derivatives and hedging activities, fair value of financial instruments and investments, investments in unconsolidated entities, use of estimates, and income taxes. Each of these items involves estimates that require management to make judgments that are subjective in nature. Management relies on its experience, collects historical data and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgments on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates.

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

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $766,000 and $83,000 as of September 30, 2011 and December 31, 2010, respectively.

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

With respect to our majority limited membership interest in the Duke/Hulfish, LLC joint venture (the “Duke joint venture”), the Afton Ridge Joint Venture, LLC (“Afton Ridge”), the Goodman Princeton Holdings (Jersey) Limited joint venture (the “UK JV”) and the Goodman Princeton Holdings (LUX) SARL joint venture (the “European JV”), we considered FASB ASC Topic “Consolidation” (“FASB ASC 810”) in determining that we did not have control over the financial and operating decisions of such entities due to the existence of substantive participating rights held by the minority limited members who are also the managing members of the Duke joint venture and Afton Ridge, and the investment advisors/managers of the UK JV and the European JV, respectively.

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

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable period ended December 31, 2004. To qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) as defined in the Internal Revenue Code, to our shareholders and satisfy certain other organizational and operating requirements. We generally will not be subject to U.S. federal income taxes if we distribute 100% of our net taxable income each year to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to U.S. federal income taxes and excise taxes on our undistributed taxable income. Except as discussed below, we believe that we have met all of the REIT distribution and technical requirements for the nine months ended September 30, 2011 and the year ended December 31, 2010. We intend to continue to adhere to these requirements and maintain our REIT qualification.

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

Subsequent Events

In preparing our accompanying financial statements, management has evaluated subsequent events prior to the filing of this report. We believe that all adjustments and disclosures have been made where appropriate to reflect subsequent events.

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

Other Accounting Standards Updates not effective until after September 30, 2011 are not expected to have a material impact on our consolidated financial statements.

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

Subject to certain limitations, we are obligated to reimburse the Investment Advisor for the organizational and offering costs incurred on our behalf. This treatment is consistent with Staff Accounting Bulletin, (“SAB”), Topic 1.B.1, which requires that we include all of the costs associated with our operations and formation in our financial statements. These costs will then be analyzed and segregated between those which are organizational in nature, those which are offering-related salaries and other general and administrative expenses of the Investment Advisor and its affiliates, and those which qualify as offering expenses in accordance with SAB Topic 5.A. Organizational costs are expensed as incurred in accordance with ASC 720-15-55 “Other Expenses—Start Up Costs.” Offering-related salaries and other general and administrative costs of the Investment Advisor and its affiliates will be expensed as incurred and third-party offering expenses will be taken as a reduction against the net proceeds of the offering within additional paid-in capital (“APIC”), in accordance with SAB Topic 5.A.

Offering costs totaling $47,943,000 and $40,325,000 were incurred during the nine months ended September 30, 2011 and 2010, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Offering costs incurred through September 30, 2011 totaled $195,281,000. Of the total amount, $177,757,000 was incurred to CNL Securities Corp., as Dealer Manager; $3,969,000 was incurred to CB Richard Ellis Group, Inc., an affiliate of the Investment Advisor; $832,000 was incurred to the Investment Advisor for reimbursable marketing costs and $12,723,000 was incurred to other service providers. Each party will be paid the amount incurred from proceeds of the public offering. As of September 30, 2011 and December 31, 2010, the accrued offering costs payable to related parties included in our consolidated balance sheets were $1,411,000 and $917,000, respectively. Offering costs payable to unrelated parties of $144,000 and $115,000 at September 30, 2011 and December 31, 2010, respectively, were included in accounts payable and accrued expenses.

The Investment Advisor earned investment management fees of $5,626,000 and $2,932,000 for the three months ended September 30, 2011 and 2010, respectively; and $15,196,000 and $8,050,000 for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and December 31, 2010, the investment management fees payable to related party in our consolidated balance sheets were $1,887,000 and $1,330,000, respectively. In connection with services provided to the Investment Advisor, CNL Fund Management Company, the Sub-Advisor and affiliate of the Dealer Manager pursuant to a sub-advisory agreement dated August 21, 2006, was paid by the Investment Advisor $777,000 and $405,000 for the three months ended September 30, 2011 and 2010, respectively; and $2,098,000 and $1,112,000 for the nine months ended September 30, 2011 and 2010, respectively.

On January 30, 2009, we entered into that certain Second Amendment Advisory Agreement that permits the Investment Advisor to earn an acquisition fee of up to 1.5% of (i) the purchase price of real estate investments acquired by us, including any debt attributable to such investments, or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. The Investment Advisor earned acquisition fees of $803,000 and $1,014,000 for the three months ended September 30, 2011 and 2010, respectively; and $10,179,000 and $4,614,000 for the nine months ended September 30, 2011 and 2010. In connection with services provided to the Investment Advisor, the Sub Advisor, pursuant to a sub advisory agreement, was paid by the Investment Advisor acquisition fees of $150,000 and $190,000 for the three months ended September 30, 2011 and 2010, respectively; and $1,903,000 and $863,000 for the nine months ended September 30, 2011 and 2010, respectively. The Investment Advisor earned $54,000 and $101,000 in acquisition related expenses during the three months ended September 30, 2011 and 2010, respectively; and $679,000 and $474,000 for the nine months ended September 30, 2011 and 2010, respectively.

The Investment Advisor earned a construction supervision fee of $212,000 for the three and nine months ended September 30, 2011. There were no construction supervision fees earned in 2010.

Rental Operations

Our reportable segments consist of three types of commercial real estate properties for which our management internally evaluates operating performance and financial results: the Domestic Industrial Properties, Domestic Office Properties and International Office/Retail Properties. We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, management fees and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our company-level general and administrative expenses. The following tables compare the net operating income for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Domestic Industrial Properties
Revenues:
Rental	$8,344	$5,107	$22,455	$16,407
Tenant Reimbursements	1,748	1,286	5,091	3,840

Total Revenues	10,092	6,393	27,546	20,247

Property and Related Expenses:
Operating and Maintenance	432	305	1,366	1,038
General and Administrative	179	29	503	191
Property Management Fee to Related Party	68	66	205	204
Property Taxes	1,612	1,442	4,824	4,327

Total Expenses	2,291	1,842	6,898	5,760

Net Operating Income	7,801	4,551	20,648	14,487

Domestic Office Properties
Revenues:
Rental	22,415	10,182	59,861	25,043
Tenant Reimbursements	5,481	1,753	14,620	4,799

Total Revenues	27,896	11,935	74,481	29,842

Property and Related Expenses:
Operating and Maintenance	3,704	1,664	10,060	3,778
General and Administrative	16	73	194	244
Property Management Fee to Related Party	213	129	515	190
Property Taxes	3,012	1,222	8,535	3,509

Total Expenses	6,945	3,088	19,304	7,721

Net Operating Income	20,951	8,847	55,177	22,121

International Office/Retail Properties
Revenues:
Rental	1,717	1,604	4,851	5,079
Tenant Reimbursements	84	172	218	308

Total Revenues	1,801	1,776	5,069	5,387

Property and Related Expenses:
Operating and Maintenance	175	175	533	314
General and Administrative	107	313	181	434
Property Management Fee to Related Party	230	71	376	213

Total Expenses	512	559	1,090	961

Net Operating Income	1,289	1,217	3,979	4,426

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Reconciliation to Consolidated Net Loss
Total Segment Net Operating Income	30,041	14,615	79,804	41,034
Interest Expense	9,329	3,898	24,724	10,232
General and Administrative	1,172	1,151	3,386	3,374
Investment Management Fee to Related Party	5,607	2,933	15,100	8,050
Acquisition Expenses	1,044	2,195	12,537	7,414
Depreciation and Amortization	16,656	7,941	43,901	21,902

	(3,767)	(3,503)	(19,844)	(9,938)

Other Income and Expenses
Interest and Other Income	460	245	1,271	931
Net Settlement Payments on Interest Rate Swaps	(178)	(568)	(532)	(1,012)
Gain (Loss) on Interest Rate Swaps	32	263	177	(239)
Gain (Loss) on Note Payable at Fair Value	75	(21)	41	(98)
Loss on Early Extinguishment of Debt	0	0	0	(72)

Loss from Continuing Operations Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	(3,378)	(3,584)	(18,887)	(10,428)

Provision for Income Taxes	(85)	(163)	(385)	(248)
Equity in Income of Unconsolidated Entities	609	2,539	4,160	5,385

Net Loss from Continuing Operations	(2,854)	(1,208)	(15,112)	(5,291)

Discontinued Operations
(Loss) Income from Discontinued Operations	(18)	0	377	0
Realized Gain from Sale	426	0	301	0

Income From Discontinued Operations	408	0	678	0

Net Loss	(2,446)	(1,208)	(14,434)	(5,291)
Net Loss Attributable to Non-Controlling Operating Partnership Units	4	2	20	9

Net Loss Attributable to CB Richard Ellis Realty Trust Shareholders	$(2,442)	$(1,206)	$(14,414)	$(5,282)

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

Consolidated Results of Operations

Comparison of Three Months Ended September 30, 2011 to Three Months Ended September 30, 2010

Revenues

Rental

Rental revenue increased $15,583,000, or 92%, to $32,476,000 during the three months ended September 30, 2011 compared to $16,893,000 for the three months ended September 30, 2010. The increase was due to the acquisitions of 5160 Hacienda Drive, 10450 Pacific Center Court, 225 Summit Avenue, One Wayside Road, 100 Tice Blvd., Ten Parkway North, Pacific Corporate Park, 100 Kimball Drive, 4701 Gold Spike Drive, 1985 International Way, Rickenbacker II, Rickenbacker III, Summit Distribution Center, 3660 Deerpark Boulevard, and Tolleson Commerce Park II (the “2010 Acquisitions”) during the year ended December 31, 2010 and the acquisitions of 70 Hudson, 90 Hudson, Millers Ferry Road and Sky Harbor Operations Center (the “2011 Acquisitions”) during the three months ended September 30, 2011.

Tenant Reimbursements

Tenant reimbursements increased $4,102,000, or 128%, to $7,313,000 for the three months ended September 30, 2011 compared to $3,211,000 for the three months ended September 30, 2010, primarily due to tenant reimbursement revenue from the 2010 Acquisitions and 2011 Acquisitions.

Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $2,167,000, or 101%, to $4,311,000 for the three months ended September 30, 2011 compared to $2,144,000 for the three months ended September 30, 2010. The increase was due to the 2010 Acquisitions and 2011 Acquisitions and increased operating and maintenance expenses associated with our vacant properties.

Property Taxes

Property tax expense increased $1,960,000, or 74%, to $4,624,000 for the three months ended September 30, 2011 compared to $2,664,000 for the three months ended September 30, 2010. The increase in property taxes was due to the 2010 Acquisitions and 2011 Acquisitions.

Interest

Interest expense increased $5,431,000, or 139%, to $9,329,000 for the three months ended September 30, 2011 compared to $3,898,000 for the three months ended September 30, 2010 as a result of the assumption of debt related to the 2010 acquisition of One Wayside Road and 100 Tice Blvd. and related to the 2011 acquisitions of 70 Hudson and 90 Hudson, placing debt on Pacific Corporate Park, Ten Parkway North, 100 Kimball Drive and Kings Mountain III and interest related to the revolving credit facility with Wells Fargo Bank, N.A., (the “Wells Fargo Credit Facility”).

General and Administrative

General and administrative expense decreased $92,000, or 6%, to $1,474,000 for the three months ended September 30, 2011 compared to $1,566,000 for the three months ended September 30, 2010. Of the total decrease, $398,000 was due to the decrease in organizational cost and $253,000 was due to the decrease in non-recoverable operating and maintenance expenses offset by the increase of $200,000 in professional fees; $166,000 in legal expenses; $133,000 in shareholders servicing fees and report production costs; $41,000 in directors’ and officers’ insurance and expenses and $48,000 in general audit fees and Sarbanes-Oxley assistance.

Property Management Fee and Investment Management Fee to Related Party

Property management fee and investment management fee to related party increased $2,919,000, or 91%, to $6,118,000 for three months ended September 30, 2011 compared to $3,199,000 for the three months ended September 30, 2010. The increase was due to an increase in assets under management.

Acquisition Expenses

Acquisition expenses decreased $1,151,000, or 52%, to $1,044,000 for the three months ended September 30, 2011 compared to $2,195,000 for the three months ended September 30, 2010. The decrease was due to reduced acquisition activity in the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Depreciation and Amortization

Depreciation and amortization expense increased $8,715,000, or 110%, to $16,656,000 for the three months ended September 30, 2011 as compared to $7,941,000 for the three months ended September 30, 2010. The increase was related to the 2010 Acquisitions and 2011 Acquisitions.

Interest and Other Income

Interest and other income increased $215,000, or 88%, to $460,000 for the three months ended September 30, 2011 compared to $245,000 for the three months ended September 30, 2010. The increase was primarily due to the recognition of miscellaneous revenue from the Cherokee Corporate Park settlement, sub-lease collection at 225 Summit Avenue and Tolleson Commerce Park mineral rights income for the three months ended September 30, 2011.

Net Settlement Payments on Interest Rate Swaps

During the three months ended September 30, 2011, we made net payments on interest rate swaps of $178,000 compared to $568,000 during the three months ended September 30, 2010. The decrease is a result of higher variable interest rates for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Gain on Interest Rate Swaps and Cap

During the three months ended September 30, 2011, our derivative instruments generated a gain of $32,000 as compared to a gain of $263,000 for the three months ended September 30, 2010 or a year to year gain reduction of $231,000.

Gain (Loss) on Note Payable at Fair Value

Gain on note payable increased by $96,000, or 457%, to $75,000 for the three months ended September 30, 2011 compared to a loss of $21,000 for the three months ended September 30, 2010. The year to year change is attributable to a stabilization of UK interest rate spreads and base rates used to value the loan.

Provision for Income Taxes

Provision for income taxes decreased $78,000, or 48%, to $85,000 for the three months ended September 30, 2011 compared to $163,000 for the three months ended September 30, 2010 resulting primarily from decreased tax liabilities in a number of states in which we hold properties.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities decreased $1,930,000, or 76%, to $609,000 for the three months ended September 30, 2011 compared to $2,539,000 for the three months ended September 30, 2010. The decrease was primarily due to additional interest expense and deferred financing cost amortization in connection with the increased Duke joint venture secured and unsecured term debt for the three months ended September 30, 2011.

Discontinued Operations

Income from discontinued operations for the three months ended September 30, 2011 was $408,000. Revenues and expenses from discontinued operations represent the activities of the held for sale portfolio of two industrial warehouse distribution buildings acquired during the three months ended December 31, 2010. The properties were sold during the three months ended September 30, 2011. There were no discontinued operations in the three months ended September 30, 2010.

Net Loss Attributable to Non-Controlling Operating Partnership Units

During the three months ended September 30, 2011, net loss attributable to non-controlling interest was $4,000 compared to $2,000 for the three months ended September 30, 2010, or a year to year increase of $2,000.

Consolidated Results of Operations

Comparison of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2010

Revenues

Rental

Rental revenue increased $40,638,000, or 87%, to $87,167,000 during the nine months ended September 30, 2011 compared to $46,529,000 for the nine months ended September 30, 2010. The increase was due to the acquisitions of 5160 Hacienda Drive, 10450 Pacific Center Court, 225 Summit Avenue, One Wayside Road, 100 Tice Blvd., Ten Parkway North, Pacific Corporate Park, 100 Kimball Drive, 4701 Gold Spike Drive, 1985 International Way, Rickenbacker II, Rickenbacker III, Summit Distribution Center, 3660 Deerpark Boulevard, and Tolleson Commerce Park II (the “2010 Acquisitions”) during the year ended December 31, 2010 and the acquisitions of 70 Hudson, 90 Hudson, Millers Ferry Road and Sky Harbor Operations Center (the “2011 Acquisitions”) during the nine months ended September 30, 2011.

Tenant Reimbursements

Tenant reimbursements increased $10,982,000, or 123%, to $19,929,000 for the nine months ended September 30, 2011 compared to $8,947,000 for the nine months ended September 30, 2010, primarily due to tenant reimbursement revenue from the 2010 Acquisitions and 2011 Acquisitions.

Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $6,829,000, or 133%, to $11,959,000 for the nine months ended September 30, 2011 compared to $5,130,000 for the nine months ended September 30, 2010. The increase was due to the 2010 Acquisitions and 2011 Acquisitions and increased operating and maintenance expenses associated with our vacant properties.

Property Taxes

Property tax expense increased $5,523,000, or 70%, to $13,359,000 for the nine months ended September 30, 2011 compared to $7,836,000 for the nine months ended September 30, 2010. The increase in property taxes was due to the 2010 Acquisitions and 2011 Acquisitions.

Interest

Interest expense increased $14,492,000, or 142%, to $24,724,000 for the nine months ended September 30, 2011 compared to $10,232,000 for the nine months ended September 30, 2010 as a result of the assumption of debt related to the 2010 acquisition of One Wayside Road and 100 Tice Blvd. and the 2011 acquisitions of 70 Hudson and 90 Hudson, placing debt on Pacific Corporate Park, Ten Parkway North, 100 Kimball Drive and Kings Mountain III and interest related to the revolving credit facility with Wells Fargo Bank, N.A., (the “Wells Fargo Credit Facility”).

General and Administrative

General and administrative expense increased $21,000, or 1%, to $4,264,000 for the nine months ended September 30, 2011 compared to $4,243,000 for the nine months ended September 30, 2010. Of the total increase, $642,000 was due to the increase of in professional fees; $236,000 was due to the increase in general audit fees and Sarbanes-Oxley assistance; $235,000 was due to the increase in legal expenses; $66,000 was due to the increase in directors’ and officers’ insurance and expenses offset by the reduction of $687,000 in organizational costs; $240,000 in non-recoverable operating and maintenance expenses; $212,000 due to restricted common shares granted to our independent trustees in 2010 and $19,000 in shareholders servicing fees and report production costs.

Property Management Fee and Investment Management Fee to Related Party

Property management fee and investment management fee to related party increased $7,539,000, or 87%, to $16,196,000 for nine months ended September 30, 2011 compared to $8,657,000 for the nine months ended September 30, 2010. The increase was due to an increase in assets under management.

Acquisition Expenses

Acquisition expenses increased $5,123,000, or 69%, to $12,537,000 for the nine months ended September 30, 2011 compared to $7,414,000 for the nine months ended September 30, 2010. The increase was related to the 2011 Acquisitions and the acquisitions by the Duke joint venture of the Office Portfolio, which consists of 20 office properties, in March 2011.

Depreciation and Amortization

Depreciation and amortization expense increased $21,999,000, or 100%, to $43,901,000 for the nine months ended September 30, 2011 as compared to $21,902,000 for the nine months ended September 30, 2010. The increase was related to the 2010 Acquisitions and 2011 Acquisitions.

Interest and Other Income

Interest and other income increased $340,000, or 37%, to $1,271,000 for the nine months ended September 30, 2011 compared to $931,000 for the nine months ended September 30, 2010. The increase was primarily due to the recognition of additional miscellaneous revenue resulting from the Cherokee Park settlement agreement, insurance refund for Highway 290 Commerce Park, sub-lease payments at 225 Summit Avenue and Tolleson Commerce Park mineral rights income.

Net Settlement Payments on Interest Rate Swaps

During the nine months ended September 30, 2011, we made net payments on interest rate swaps of $532,000 compared to $1,012,000 during the nine months ended September 30, 2010. The decrease is a result of higher variable interest rates for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Gain (Loss) on Interest Rate Swaps and Cap

During the nine months ended September 30, 2011, our derivative instruments generated income of $177,000 as compared to a loss of $239,000 for the nine months ended September 30, 2010 or a year to year increase of $416,000.

Gain (Loss) on Note Payable at Fair Value

Gain on note payable increased by $139,000, or 142%, to $41,000 for the nine months ended September 30, 2011 compared to a loss of $98,000 for the nine months ended September 30, 2010. The year to year change is attributable to a stabilization of UK interest rate spreads and base rates used to value the loan.

Loss on Early Extinguishment of Debt

During the nine months ended September 30, 2010, we repaid in full the existing loan at 602 Central Blvd. and incurred expense of $72,000. There was no extinguishment of debt activity during the nine months ended September 30, 2011.

Provision for Income Taxes

Provision for income taxes increased $137,000, or 55%, to $385,000 for the nine months ended September 30, 2011 compared to $248,000 for the nine months ended September 30, 2010 resulting primarily from increased tax liabilities in a number of states in which we hold properties.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities decreased $1,225,000, or 23%, to $4,160,000 for the nine months ended September 30, 2011 compared to $5,385,000 for the nine months ended September 30, 2010. The decrease was primarily due to additional interest expense and deferred financing cost amortization for the Duke joint venture secured and unsecured term debt for the nine months ended September 30, 2011.

Discontinued Operations

Income from discontinued operations for the nine months ended September 30, 2011 was $678,000. Revenues and expenses from discontinued operations represent the activities of the held for sale portfolio of two industrial warehouse distribution buildings acquired during the three months ended December 31, 2010. The properties were sold during the nine months ended September 30, 2011. There were no discontinued operations in the nine months ended September 30, 2010.

Net Loss Attributable to Non-Controlling Operating Partnership Units

During the nine months ended September 30, 2011, net loss attributable to non-controlling interest was $20,000 compared to $9,000 for the nine months ended September 30, 2010, or a year to year increase of $11,000.

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

Historical Cash Flows

Our net cash provided by operating activities increased by $16,655,000 to $43,260,000 for the nine months ended September 30, 2011, compared to $26,605,000 for the nine months ended September 30, 2010. The increase was due to the acquisitions of properties during the year ended December 31, 2010 and the nine months ended September 30, 2011.

Net cash used in investing activities decreased by $19,486,000 to $222,727,000 for the nine months ended September 30, 2011, compared to $242,213,000 for the nine months ended September 30, 2010. The decrease was mainly due to reduced cash flow invested in real estate properties during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Net cash provided by financing activities decreased by $86,861,000 to $310,301,000 for the nine months ended September 30, 2011, compared to $397,162,000 for the nine months ended September 30, 2010. The decrease was due to an increase in payment on loan payable of $85,000,000, a decrease in proceeds from the public offering of $36,274,000, an increase in principal payments on notes payable of $35,321,000, an increase in distributions to shareholders of $14,610,000, an increase in shareholder redemptions of $14,384,000, an increase in payment of offering costs of $8,063,000, a decrease in security deposit of $1,278,000, offset by an increase in proceeds from notes payable of $81,700,000, an increase in borrowing on loan payable of $25,000,000, and an increase in deferred financing costs of $1,369,000.

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

The following table presents our FFO and FFO, as adjusted for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Reconciliation of net loss funds from operations
Net Loss Attributable to CB Richard Ellis Realty Trust Shareholders	$(2,442)	$(1,206)	$(14,414)	$(5,282)
Adjustments:
Non-controlling interest	(4)	(2)	(20)	(9)
Real estate depreciation and amortization	16,656	7,941	43,901	21,901
Realized gain from transfer of real estate to unconsolidated entities	0	0	0	(154)
Realized gain from sale of discontinued operations	(426)	0	(301)	0
Net effect of FFO adjustment from unconsolidated entities(1)	12,830	4,661	33,750	12,758

FFO	$26,614	$11,394	$62,916	$29,214
Other Adjustments:
Acquisition expenses	1,044	2,592	12,537	8,504
Unrealized (gain) loss in unconsolidated entity	369	115	596	(234)

FFO, as adjusted	$28,027	$14,101	$76,049	$37,484

(1)	Represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation) for each of our unconsolidated entities.

Notes Payable

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. Assumption fees and other loan closing costs totaling $765,500 were capitalized as incurred. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. Principal payments totaling $2,982,000 were made during the nine months ended September 30, 2011. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

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

On May 30, 2008, we entered into a £7,500,000 financing arrangement with the Royal Bank of Scotland plc secured by the Thames Valley Five property. On July 27, 2010 we paid down the loan by £1,860,000 leaving a loan balance of £5,640,000 ($8,792,000 at September 30, 2011). The loan is for a term of five years (with a two year extension option) and bears interest at a variable rate adjusted quarterly, (based on nine month GBP-based LIBOR plus 1.01%. In addition, we incurred financing costs of approximately £67,000 ($104,000 at September 30, 2011) associated with obtaining this loan. On August 14, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of September 30, 2011, and expires on May 30, 2013. In conjunction with the loan paydown, we incurred a cost of £227,000 ($361,000 at August 3, 2010) to reduce the notional amount of the interest rate swap from £7,500,000 to £5,640,000. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On July 1, 2008, in connection with the acquisition of Enclave on the Lake, we assumed an $18,281,000 ($18,790,000 face value less discount of $509,000) loan from NorthMarq Capital, Inc. that bears interest at a fixed rate of 5.45% per annum and was scheduled to mature on May 1, 2011. Principal and interest payments were made monthly and principal payments totaling $17,906,000 were made during the nine months ended September 30, 2011. The loan was paid off in full in April 2011. In addition, we incurred financing costs totaling $241,000 in conjunction with the assumption of the loan.

On October 10, 2008, we entered into a £5,771,000 ($8,996,000 at September 30, 2011) financing agreement with the Royal Bank of Scotland plc secured by Albion Mills Retail Park property. The loan is for a term of five years and bears interest at a variable rate adjusted quarterly, based on three month GBP-based LIBOR plus 1.31%. In addition, we incurred financing costs of approximately £75,000 ($117,000 at September 30, 2011) associated with obtaining this loan. On November 25, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of September 30, 2011 and expires on October 10, 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On November 18, 2008, in connection with the acquisition of Avion Midrise III & IV, we assumed $20,851,000 ($22,186,000 face value less discount of $1,335,000) fixed rate mortgage loan from Capmark Finance, Inc. that bears interest at a rate of 5.52% per annum and matures on April 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $323,000 were made during the nine months ended September 30, 2011. In addition, we incurred financing costs totaling $344,000 in conjunction with the assumption of the loan.

On August 5, 2009, in connection with the acquisition of 12650 Ingenuity Drive, we assumed a $12,572,000 ($13,539,000 face value less a discount of $967,000) fixed rate mortgage loan from PNC Bank, National Association that bears interest at a rate of 5.62% and matures on October 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $286,000 were made during the nine months ended September 30, 2011. In addition, we incurred financing costs totaling $284,000 in conjunction with the assumption of the loan.

On August 10, 2009, we entered into a £13,975,000 ($21,785,000 at September 30, 2011) financing agreement with the Abbey National Treasury Services plc secured by the Maskew Retail Park property. On September 24, 2009, we drew the full amount of the loan and concurrently entered into an interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% plus 2.26% or 5.68% per annum for the five-year term of the loan. Interest only payments are due quarterly for the term of the loan with principal due at maturity. In addition, we incurred financing costs of approximately £268,000 ($418,000 at September 30, 2011) associated with obtaining this loan.

On June 24, 2010, we assumed two loans in connection with the acquisition of One Wayside Road: (i) a $14,888,000 ($14,633,000 at face value plus a premium of $255,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.66% and matures on August 1, 2015; and (ii) a $12,479,000 ($12,132,000 at face value plus a premium of $347,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.92% and matures on August 1, 2015. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $457,000 were made during the nine months ended September 30, 2011 on the two loans. In addition, we incurred financing costs totaling $342,000 in conjunction with the assumption of the loans.

On September 28, 2010, we assumed two loans in connection with the acquisition of 100 Tice Blvd.: (i) a $23,136,000 ($21,218,000 at face value plus a premium of $1,918,000) fixed rate loan from Principal Life Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017; (ii) a $23,136,000 ($21,217,000 at a face value plus a premium of $1,919,000) fixed rate mortgage from Hartford Life and Accidental

Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $727,000 were made during the nine months ended September 30, 2011 on the two loans. In addition, we incurred financing costs totaling $476,000 in conjunction with the assumption of the loans.

On December 7, 2010, we entered into a $85,000,000 secured term loan through a subsidiary with Wells Fargo Bank, National Association, or the Pacific Corporate Park Loan. The Pacific Corporate Park Loan has a seven-year term, monthly amortization of $250,000 and is secured by Pacific Corporate Park. Upon closing of the Pacific Corporate Park Loan on December 7, 2010, we entered into an interest rate swap agreement with Wells Fargo Bank, National Association to effectively fix the interest rate on the entire outstanding Pacific Corporate Park Loan amount at 4.89% for its seven-year term. Principal and interest payments are due monthly and principal payments totaling $2,500,000 were made during the nine months ended September 30, 2011. In addition, we incurred financing costs of approximately $1,515,000 in conjunction with obtaining the loan.

On December 29, 2010, we entered into a $12,600,000 secured term loan through Woodmen of The World Life Insurance Society secured by the Ten Parkway North property. The Ten Parkway North loan bears interest at a fixed rate of 4.75% per annum and matures on January 1, 2021. Principal and interest payments are due monthly and principal payments totaling $178,000 were made during the nine months ended September 30, 2011. In addition, we incurred financing costs of approximately $150,000 in conjunction with obtaining the loan.

Beginning January 2011, principal and interest payments are due monthly on the $9,725,000 term loan secured by the Deerfield Commons I property that was originally entered into on November 29, 2005. The loan bears interest at a fixed rate of 5.23% per annum and interest only payments were due monthly for the first 60 months. Principal payments totaling $103,000 were made during the nine months ended September 30, 2011.

On February 8, 2011, we entered into five cross-collateralized secured term loans totaling $37,000,000 with ING USA Annuity and Life Insurance Company secured by the following properties: 4701 Gold Spike Road, $10,650,000, Summit Distribution Center, $6,700,000, Tolleson Commerce Park II, $4,600,000, 3660 Deerpark Blvd., $7,650,000 and 1985 International Way, $7,400,000. The loans bear interest at a fixed rate of 4.45% and mature on March 1, 2018. Principal and interest payments are due monthly and principal payments totaling $298,000 were made during the nine months ended September 30, 2011. In addition, we incurred financing costs of approximately $767,000 in conjunction with obtaining the five loans.

On February 28, 2011, we entered into a $33,000,000 secured term loan with TD Bank secured by the 100 Kimball Drive property. Upon closing the 100 Kimball Drive loan, we simultaneously entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the entire outstanding loan amount to 5.25% for its 10 year term. Principal and interest payments are due monthly and principal payments totaling $314,000 were made during the nine months ended September 30, 2011. In addition, we incurred financing costs of approximately $512,000 in conjunction with obtaining the loan.

On April 11, 2011, in connection with the acquisition of 70 Hudson Street, we assumed a $124,113,000 ($120,857,000 face value plus a premium of $3,256,000) fixed rate mortgage loan from Lehman Brothers Bank, FSB that bears interest at a rate of 5.645% and matures on April 11, 2016. Principal and interest payments are due monthly and principal payments totaling $684,000 were made during the nine months ended September 30, 2011. In addition, we incurred financing costs totaling $161,000 in conjunction with the assumption of the loan.

On April 11, 2011, in connection with the acquisition of 90 Hudson Street, we assumed a $120,247,000 ($117,562,000 face value plus a premium of $2,685,000) fixed rate mortgage loan from Teachers Insurance and Annuity Association of America that bears interest at a rate of 5.66% and matures on May 1, 2016. On July 14, 2011, we and Teachers Insurance and Annuity Association of America agreed to modify the $117,562,000 existing mortgage loan assumed by us. The loan was modified to extend its maturity by three years, from May 1, 2016 to May 1, 2019. The 5.66% annual interest rate was unchanged but is subject to a new 30 year amortization schedule. We pre-paid approximately $8,600,000 of loan’s balance (with no pre-payment penalty) in connection with the modification. Principal and interest payments are due monthly and principal payments totaling $9,177,000, including prepayment of approximately $8,600,000, were made during the nine months ended September 30, 2011. In addition, we incurred financing costs totaling $702,000 in conjunction with the assumption and modification of the loan.

On June 24, 2011, we entered into a $11,700,000 secured term loan with TD Bank secured by the Kings Mountain III property. Effective July 1, 2011, we entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the entire outstanding loan amount to 4.47% for its 7 year term maturing on July 1, 2018. Principal and interest payments are due monthly and principal payments totaling $41,000 were made during the nine months ended September 30, 2011. In addition, we incurred financing costs of approximately $247,000 in conjunction with obtaining the loan.

Loan Payable

On May 26, 2010, we entered into a $70,000,000 revolving credit facility with Wells Fargo Bank, N.A., or the Wells Fargo Credit Facility. The initial maturity date of the Wells Fargo Credit Facility is May 26, 2014, however we may extend the maturity date to May 26, 2015, subject to certain conditions. $15,000,000 of the Wells Fargo Credit Facility was initially drawn upon closing on May 26, 2010, with $55,000,000 initially remaining available for disbursement during the term of the facility. We have the right to prepay any outstanding amount of the Wells Fargo Credit Facility, in whole or in part, without premium or penalty at any time during the term of this Wells Fargo Credit Facility, however, we initially could not reduce the outstanding principal balance below a minimum outstanding amount of $15,000,000, without reducing the total $70,000,000 Wells Fargo Credit Facility capacity. Initially, the Wells Fargo Credit Facility had a floating interest rate of 300 basis points over LIBOR, however this interest rate would be at least 4.00% for any of the outstanding balance that was not subject to an interest rate swap with an initial term of at least two years. Upon closing on May 26, 2010, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. to effectively fix the interest rate on the initial $15,000,000 outstanding loan amount at 5.10% for the four-year term of the facility. The interest rate swap was designated as a qualifying cash flow hedge at the start date of the hedge relationship as described in Note 15 to the consolidated financial statements “Derivative Instruments.” The Wells Fargo Credit Facility was initially secured by our 13201 Wilfred, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, Crest Ridge Corporate Center I and West Point Trade Center properties. In addition, CBRE OP provides a limited guarantee for the Wells Fargo Credit Facility. The Wells Fargo Credit Facility is subject to certain customary financial covenants, including certain negative financial covenants, which we believe we were in compliance with as of September 30, 2011. A commitment fee of $1,050,000 was paid to Wells Fargo Bank, N.A. at the initial closing.

On August 31, 2010, we entered into an amended and restated credit agreement with Wells Fargo Bank, N.A. to expand the Wells Fargo Credit Facility from its initial capacity of $70,000,000 to an amended capacity of $125,000,000 (the “Amended Wells Fargo Credit Facility”). In connection with the Amended Wells Fargo Credit Facility, the minimum outstanding amount was increased to $25,000,000 and as such an additional $10,000,000 was drawn (in addition to the $15,000,000 initially drawn on May 26, 2010) with the remaining $100,000,000 available for disbursement during the term of the facility. The Amended Wells Fargo Credit Facility is secured by an additional three of our properties, for a total of eight properties in all: 13201 Wilfred Lane, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, Crest Ridge Corporate Center, West Point Trade Center, 5160 Hacienda Drive, 10450 Pacific Center Court and 225 Summit Avenue. The interest rate was reduced by 25 basis points to 275 basis points over LIBOR (which rate will apply to all withdrawals from the Amended Wells Fargo Credit Facility other than the initial $15,000,000 that was drawn on May 26, 2010) and the initial interest rate floor of 4.00% was eliminated. The initial maturity date remains May 26, 2014, however we may extend the maturity date to May 26, 2015, subject to certain conditions. The Amended Wells Fargo Credit Facility is subject to certain representations and warranties and customary financial covenants (including certain negative financial covenants) with which we believe we were in compliance as of September 30, 2011. A commitment fee of $632,500 was paid to Wells Fargo Bank, N.A. at closing of the Amended Wells Fargo Credit Facility.

During the nine months ended September 30, 2011, $30,000,000 was drawn and $65,000,000 was repaid in connection with the amended Wells Fargo Credit Facility leaving a $25,000,000 balance at September 30, 2011, with the remaining $100,000,000 available for disbursement during the term of the facility. The $25,000,000 is included in Loan Payable on our condensed consolidated balance sheet.

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

2011 Quarters	First	Second	Third
Total distributions declared and paid	$25,306,000	$27,125,000	$29,911,000
Distributions per share	$0.15	$0.15	$0.15
Amount of distributions per share funded by cash flows provided by operating entities	$0.0758	$0.0707	$0.0888
Amount of distributions per share funded by uninvested proceeds from financings of our properties	$0.0742	$0.0793	$0.0612

2010 Quarters	First	Second	Third	Fourth
Total distributions declared and paid	$16,841,000	$19,266,000	$21,623,000	$24,053,000
Distributions per share	$0.15	$0.15	$0.15	$0.15
Amount of distributions per share funded by cash flows provided by operating entities	$0.1212	$0.0540	$0.0826	$0.0444
Amount of distributions per share funded by uninvested proceeds from financings of our properties	$0.0288	$0.0960	$0.0674	$0.1056

Our board of trustees has approved a quarterly distribution to shareholders of $0.15 per common share for the fourth quarter of 2011. The distribution will be calculated on a daily basis and paid on January 13, 2012 to shareholders of record during the period from October 1, 2011 through and including December 31, 2011.

For the quarter ended September 30, 2011, distributions were funded 59.22% by cash flows provided by operating activities and 40.78% from uninvested proceeds from financings of our properties. In addition, distributions totaling $13,269,000 were reinvested in our common shares pursuant to our dividend reinvestment plan during the quarter ended September 30, 2011.

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

Total distributions declared and paid for the period from inception (July 1, 2004) through September 30, 2011 were $257,386,000 and total Funds from Operations for the period from inception (July 1, 2004) through September 30, 2011 were $153,465,000. For a discussion of our supplemental financial measures, see “—Non-GAAP Supplemental Financial Measure: Funds from Operations.”

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we had five Investments in Unconsolidated Entities: (i) a 5.07% ownership interest in CBRE Strategic Partners Asia; (ii) an 80% ownership interest in the Duke joint venture; (iii) a 90% ownership interest in Afton Ridge; (iv) an 80% ownership interest in the UK JV; and (v) an 80% ownership interest in the European JV. Our investments are discussed in Note 5 to the consolidated financial statements “Investments in Unconsolidated Entities.”

In connection with various leases, we have received irrevocable stand-by letters of credit totaling $17,108,000 and $6,515,000 as security for such leases at September 30, 2011 and December 31, 2010.

Contractual Obligations and Commitments

The following table provides information with respect to our consolidated property contractual obligations at September 30, 2011 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Note Payable (and interest payments) Collateralized by 300 Constitution Drive	$(12,290)	$(12,290)	$—	$—	$—
Note Payable (and interest payments) Collateralized by Deerfield Commons I	(11,692)	(643)	(1,286)	(9,763)	—
Note Payable (and interest payments) Collateralized by Bolingbrook Point III	(9,286)	(416)	(831)	(8,039)	—
Notes Payable (and interest payments) Collateralized by the Carolina Portfolio	(68,156)	(6,960)	(13,503)	(13,351)	(34,342)
Note Payable (and interest payments) Collateralized by Lakeside Office Center	(11,116)	(704)	(1,299)	(9,113)	—
Note Payable (and interest payments) Collateralized by Thames Valley Five(1)	(9,911)	(560)	(9,351)	—	—
Note Payable (and interest payments) Collateralized by Albion Mills Retail Park(1)	(10,058)	(472)	(9,586)	—	—
Note Payable (and interest payments) Collateralized by Avion Midrise III & IV	(23,989)	(1,618)	(22,371)	—	—
Note Payable (and interest payments) Collateralized by 12650 Ingenuity Drive	(14,912)	(1,118)	(2,237)	(11,557)	—
Note Payable (and interest payments) Collateralized by Maskew Retail Park(1)	(25,802)	(1,236)	(2,472)	(22,094)	—
Loan Payable (and interest payments) Wells Fargo Credit Facility(1)(2)	(28,386)	(1,275)	(27,111)	—	—
Note Payable (and interest payments) Collateralized by One Wayside Road	(31,612)	(2,127)	(4,254)	(25,231)	—
Note Payable (and interest payments) Collateralized by 100 Tice Blvd.	(55,143)	(3,469)	(6,939)	(6,939)	(37,796)
Note Payable (and interest payments) Collateralized by Ten Parkway North	(17,281)	(862)	(1,724)	(1,724)	(12,971)
Note Payable (and interest payments) Collateralized by Pacific Corporate Park	(104,685)	(6,392)	(13,518)	(12,932)	(71,843)
Note Payable (and interest payments) Collateralized by 4701 Gold Spike Drive	(13,443)	(644)	(1,287)	(1,288)	(10,224)
Note Payable (and interest payments) Collateralized by 1985 International Way	(9,341)	(447)	(895)	(895)	(7,104)
Note Payable (and interest payments) Collateralized by Summit Distribution Center	(8,457)	(405)	(810)	(810)	(6,432)
Note Payable (and interest payments) Collateralized by 3660 Deerpark Boulevard	(9,656)	(462)	(925)	(925)	(7,344)
Note Payable (and interest payments) Collateralized by Tolleson Commerce Park II	(5,806)	(278)	(556)	(556)	(4,416)
Note Payable (and interest payments) Collateralized by 100 Kimball Drive	(47,382)	(2,391)	(4,783)	(4,783)	(35,425)
Note Payable (and interest payments) Collateralized by 70 Hudson	(150,622)	(8,585)	(17,169)	(124,868)	—
Note Payable (and interest payments) Collateralized by 90 Hudson	(152,771)	(7,524)	(15,048)	(15,048)	(115,151)
Note Payable (and interest payments) Collateralized by Kings Mountain III	(14,977)	(783)	(1,567)	(1,567)	(11,060)

Total	$(846,774)	$(61,661)	$(159,522)	$(271,483)	$(354,108)

(1)

These contractual obligations included the expected net payments due under interest rate swap agreements where in each case we have swapped our variable interest rate payments due under the debt agreements for fixed rates of interest payments.

(2)	Includes the eight properties (see Note 7 “Debt”) that secure the Wells Fargo Credit Facility.

The following table provides information with respect to our unconsolidated property contractual obligations at September 30, 2011 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Note Payable (and interest payments) Collateralized by Duke joint venture	$(396,647)	$(25,672)	$(165,470)	$(101,615)	$(103,890)
Note Payable (and interest payments) Collateralized by Afton Ridge Joint Venture	(25,675)	(1,308)	(24,367)	—	—

Total Notes Payable Collateralized by Unconsolidated Properties(1)	(422,322)	(26,980)	(189,837)	(101,615)	$(103,890)

(1)	Unconsolidated payment amounts are at our pro rata share of effective ownership and exclude our investment in CBRE Strategic Partners Asia.

As of September 30, 2011, we were committed to pay $1,555,000 in accrued offering costs. The timing of future payments is uncertain.

As of September 30, 2011, we had an unfunded investment commitment in CBRE Strategic Partners Asia totaling $4,503,000. The timing of future payments is uncertain.

Income Taxes

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2004. As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute currently to our shareholders. Under the Internal Revenue Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they generally distribute at least 90% of their annual net taxable income (excluding net capital gains) to their shareholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to state, local and foreign taxes on our income and property and to U.S. federal income and excise taxes on our undistributed gross income. Included as a component of our tax provision, we have incurred income and other taxes (franchise, local and state government and international) related to our continuing operations in the amount of $85,000 and $163,000, $385,000 and $248,000 for California, Georgia, Massachusetts, Minnesota, Texas and North Carolina impacting our operations during the three and nine months ended September 30, 2011 and 2010, respectively.

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

Notes payable secured by real property are summarized as follows (in thousands):

	Interest Rate as of		Maturity Date	Notes Payable as of
Property	September 30, 2011	December 31, 2010		September 30, 2011	December 31, 2010
REMEC(1)	—%	4.79%	November 1, 2011	$—	$13,250
300 Constitution	4.84	4.84	April 1, 2012	12,000	12,000
Deerfield Commons I	5.23	5.23	December 1, 2015	9,623	9,725
Bolingbrook Point III	5.26	5.26	January 1, 2015	7,900	9,000
Fairforest Bldg. 5(2)	6.33	6.33	February 1, 2024	9,495	9,864
Fairforest Bldg. 6(2)	5.42	5.42	June 1, 2019	2,775	2,987
HJ Park—Bldg. 1(2)	4.98	4.98	March 1, 2013	440	648
North Rhett I(2)	5.65	5.65	August 1, 2019	3,638	3,906
North Rhett II(2)	5.20	5.20	October 1, 2020	2,050	2,180
North Rhett III(2)	5.75	5.75	February 1, 2020	1,646	1,759
North Rhett IV(2)	5.80	5.80	February 1, 2025	9,545	9,892
Mt Holly Bldg.(2)	5.20	5.20	October 1, 2020	2,050	2,180
Orangeburg Park Bldg.(2)	5.20	5.20	October 1, 2020	2,085	2,217
Kings Mountain I(2)	5.27	5.27	October 1, 2020	1,775	1,887
Kings Mountain II(2)	5.47	5.47	January 1, 2020	5,230	5,594
Union Cross Bldg. I(2)	5.50	5.50	July 1, 2021	2,602	2,749
Union Cross Bldg. II(2)	5.53	5.53	June 1, 2021	7,946	8,398
Thames Valley Five(3)(4)	6.42	6.42	May 30, 2013	8,792	8,781
Lakeside Office Center(5)	6.03	6.03	September 1, 2015	9,000	9,000
Enclave on the Lake(6)	—	5.45	May 1, 2011	—	17,906
Albion Mills Retail Park(3)(7)(8)	5.25	5.25	October 10, 2013	8,996	8,985
Avion Midrise III & IV(9)	5.52	5.52	April 1, 2014	21,032	21,354
12650 Ingenuity Drive(10)	5.62	5.62	October 1, 2014	12,775	13,061
Maskew Retail Park(3)(11)	5.68	5.68	August 10, 2014	21,785	21,759
One Wayside Road(12)	5.66	5.66	August 1, 2015	14,205	14,465
One Wayside Road(12)	5.92	5.92	August 1, 2015	11,810	12,006
100 Tice Blvd(13)	5.97	5.97	September 15, 2017	20,737	21,100
100 Tice Blvd(13)	5.97	5.97	September 15, 2017	20,736	21,100
Ten Parkway North	4.75	4.75	January 1, 2021	12,422	12,600
Pacific Corporate Park(14)	4.89	4.89	December 7, 2017	82,500	85,000
4701 Gold Spike Drive(15)	4.45	—	March 1, 2018	10,564	—
1985 International Way(15)	4.45	—	March 1, 2018	7,340	—
Summit Distribution Center(15)	4.45	—	March 1, 2018	6,646	—
3660 Deerpark Boulevard(15)	4.45	—	March 1, 2018	7,588	—
Tolleson Commerce Park II(15)	4.45	—	March 1, 2018	4,563	—
100 Kimball Drive(16)	5.25	—	March 1, 2021	32,686	—
70 Hudson(17)	5.65	—	April 11, 2016	120,173	—
90 Hudson(17)	5.66	—	May 1, 2019	108,385	—
Kings Mountain III(18)	4.47	—	July 1, 2018	11,660	—

Notes Payable				635,196	365,353
Plus Premium				9,247	4,155
Less Discount				(3,070)	(3,700)
Less Albion Mills Retail Park Fair Value Adjustment				(256)	(216)

Notes Payable Net of Premium/Discount and Fair Value Adjustment				$641,117	$365,592

(1)	The REMEC loan was paid in full on September 6, 2011.

(2)

These notes payable were assumed from the seller of the Carolina Portfolio on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount.

(3)	These loans are subject to certain financial covenants (interest coverage and loan to value).

(4)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% plus 1.01%, or 6.42% per annum as of September 30, 2011, which expires on May 30, 2013. The stated rates on the mortgage note payable were 1.84%

and 1.74% at September 30, 2011 and December 31, 2010, respectively, and were based on GBP-based LIBOR plus a spread of 1.01%.

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

(8)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31%, or 5.25% per annum as of September 30, 2011, which expires on October 10, 2013. The stated rates on the mortgage note payable were 2.14% and 2.04% at September 30, 2011 and December 31, 2010, respectively, and were based on GBP-based LIBOR plus a spread of 1.31%.

(9)	The loan was assumed from the seller of Avion Midrise III & IV on November 18, 2008 and was recorded at estimated fair value which includes the discount.

(10)	The loan was assumed from the seller of 12650 Ingenuity Drive on August 5, 2009 and was recorded at estimated fair value which includes the discount.

(11)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% plus 2.26%, or 5.68% per annum as of September 30, 2011, which expires on August 10, 2014. The stated rates on the mortgage note payable was 3.08% and 2.99% at September 30, 2011 and December 31, 2010, respectively, and were based on GBP-based LIBOR plus a spread of 2.26%.

(12)	The two loans were assumed from the seller of One Wayside road on June 24, 2010 and were recorded at estimated fair value which include the premiums.

(13)	The two loans were assumed from the seller of 100 Tice Blvd. on September 28, 2010 and were recorded at estimated fair value which include the premiums.

(14)

We entered into an interest rate swap agreement that fixed the LIBOR rate at 2.69% plus 2.20%, or 4.89% per annum as of September 30, 2011 which expires on December 7, 2017. The stated rates on the mortgage note payable were 2.45% and 2.52% at September 30, 2011 and December 31, 2010, and were based on LIBOR plus a spread of 2.20%.

(15)	We entered into five loans totaling $37,000,000 on February 8, 2011 that are cross-collateralized by these properties.

(16)

We entered into an interest rate swap agreement that fixed the LIBOR rate at 3.50%, plus 1.75%, or 5.25% per annum as of September 30, 2011 which expires on March 1, 2021. The stated rate on the mortgage note payable was 1.97% at September 30, 2011 and was based on LIBOR plus a spread of 1.75%.

(17)	The two loans were assumed from the seller of 70 Hudson and 90 Hudson, respectively, on April 11, 2011 and were recorded at estimated fair value which include the premiums.

(18)

We entered into a loan totaling $11,700,000 on June 24, 2011 that is collateralized by the property. Effective July 1, 2011, we entered into an interest rate swap that fixed the LIBOR rate at 2.47% plus 2.00%, or 4.47% per annum, which expires on July 1, 2018. The stated rate on the mortgage note payable was 2.22% at September 30, 2011 and was based on LIBOR plus a spread of 2.00%.

Upon the maturity of our debt, there is a market risk as to the prevailing rates at the time of refinancing. Changes in market rates on our fixed-rate debt affect the fair market value of our debt but it has no impact on interest expense or cash flow.

The fair value of long-term debt was estimated based on current interest rates available to us for debt instruments with similar terms. The following table summarizes our financial instruments and their calculated fair value at September 30, 2011 and December 31, 2010 (in thousands):

	As of September 30, 2011
	Carrying Value	Total Fair Value
Financial Assets (Liabilities):
Interest Rate Swaps—Non Qualifying	$(1,179)	$(1,179)
Interest Rate Swaps—Qualifying	(12,107)	(12,107)
Notes Payable	(641,117)	(668,530)
Loan Payable	(25,000)	(25,000)

A 100 basis point increase or decrease in interest rates would increase or decrease the fair market value of our notes payable by $29,481,000 at September 30, 2011. In addition, a 100 basis point increase or decrease in interest rates would either increase or decrease annual variable interest expense as follows; approximately $88,000 on the Thames Valley Five property, approximately $90,000 on the Albion Mills Retail Park property and approximately $218,000 on the Maskew Retail Park property.

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

Debt Maturities

The following table details our consolidated and unconsolidated debt maturities as of September 30, 2011 (in thousands):

	Consolidated Debt			Unconsolidated Debt(1)			Consolidated & Unconsolidated Debt(1)
	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total
2011 (Three months Ending December 31, 2011)	$3,427	$—	$3,427	$1,052	$—	$1,052	$4,479	$—	$4,479
2012	15,078	12,000	27,078	4,890	—	4.890	19,968	12,000	31,968
2013(2)	15,564	17,787	33,351	5,071	102,310	107,381	20,635	120,097	140,732
2014	15,741	78,097	93,838	5,262	40,640	45,902	21,003	118,737	139,740
2015	15,540	48,738	64,278	5,337	66,959	72,296	20,877	115,697	136,574
2016	14,011	111,276	125,287	4,137	8,052	12,189	18,148	119,328	137,476
2017	13,518	98,326	111,844	4,031	—	4,031	17,549	98,326	115,875
2018	9,247	41,789	51,036	3,640	23,822	27,462	12,887	65,611	78,498
2019	7,494	95,265	102,759	3,121	4,416	7,537	10,615	99,681	110,296
2020	5,421	—	5,421	3,273	—	3,273	8,694	—	8,694
2021	2,650	34,032	36,682	2,518	118,257	120,775	5,168	152,289	157,457
Thereafter	5,194	—	5,195	—	—	—	5,194	—	5,195

Total	$122,885	$537,310	$660,196	$42,332	$364,456	$406,788	$165,217	$901,766	$1,066,984

Weighted Average Maturity (years)			5.68			5.71			5.69
Weighted Average Interest Rate			5.34%			5.00%			5.21%

(1)	Unconsolidated debt amounts are at our pro rata share of effective ownership.

(2)

The Thames Valley Five consolidated debt ($9,062,000 at September 30, 2011) maturity date may be extended for an additional two years from May, 2013 to May, 2015. In addition, Afton Ridge has the option to extend the maturity date of the unconsolidated debt ($22,950,000 at September 30, 2011—our share) for one additional year from October, 2013 to October, 2014.

(3)	Assumes the exercise of an option to extend the maturity date of the Duke joint venture unsecured term loan.

Encumbered and Unencumbered Properties

The following table details our Encumbered and Unencumbered properties as of September 30, 2011 (Approximate Acquisition Cost and Debt Balance in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance
Encumbered Properties(2)	44	$1,397,238	$660,196	35	$815,266	$406,788	79	$2,212,504	$1,066,984
Unencumbered Properties	30	291,810	—	8	103,505	—	38	395,315	—

Total Properties	74	$1,689,048	$660,196	43	$918,771	$406,788	117	$2,607,819	$1,066,984

(1)

Number of Properties at 100%. Approximate Acquisition Cost and Debt Balance for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

(2)	Includes eight properties secured by the Wells Fargo Credit Facility.

Subsequent Events

From October 1, 2011 through November 4, 2011, we received gross proceeds from our current public offering of approximately $87,610,356 from the sale of 8,830,872 common shares.

On October 24, 2011, we entered into a purchase and sale agreement to acquire, subject to customary closing conditions, Sabal Pavilion, located in the Sabal Park development in Tampa Bay, Florida, for approximately $21,500,000, exclusive of customary closing costs. We will assume a interest-only mortgage loan in connection with the acquisition of Sabal Pavilion that will have a principal balance at closing of $14,700,000, maturing on August 1, 2013 and with an interest rate of 6.38%. We anticipate that the balance of the acquisition amount will be funded using the net proceeds from our current public offering. We deposited $500,100 into an escrow account upon the execution of the agreement that is refundable in the event certain closing conditions are not met. Sabal Pavilion is a 120,500 square foot, four-story office building constructed in 1998 that is 100% leased to Ford Motor Credit Company through March 2021 and is used as a regional call center. Ford Motor Credit Company is a subsidiary of Ford Motor Company (NYSE: F), and provides consumer auto financing through dealers of Ford, Lincoln and Mercury brand vehicles. While we anticipate this acquisition will close during the fourth quarter of 2011, the agreement to acquire the property is subject to a number of contingencies and therefore there can be no assurances that this acquisition will occur.

On October 27, 2011, the European JV entered into a purchase and sale agreement to acquire, subject to customary closing conditions, Graben Distribution Center I, located in Graben, Bavaria, Germany, outside of Munich. The European JV will acquire Graben Distribution Center I for approximately €54,700,000 (approximately $75,486,000 assuming an exchange rate of €1.00:$1.38, or $60,388,800 at our 80% pro rate share), exclusive of customary closing costs. We expect that our 80% pro rata share of the acquisition will be funded using the net proceeds from our current public offering. Graben Distribution Center I is a 1,017,868 square foot warehouse/distribution building that will be completed in the fourth quarter of 2011 and will be 100% leased to Amazon Fulfillment GmbH through April 2022. Amazon Fulfillment GmbH will use Graben Distribution Center I as a regional fulfillment center. Amazon Fulfillment GmbH lease will be guaranteed by Amazon EU S.a.r.l., Amazon.com’s primary European operating subsidiary. Amazon Fulfillment GmbH and Amazon EU S.a.r.l. are subsidiaries of Amazon.com, one of the world’s largest internet retailers. While we anticipate this acquisition will close during the fourth quarter of 2011, the agreement to acquire the property is subject to a number of contingencies and therefore there can be no assurances that this acquisition will occur.

On October 27, 2011, the European JV entered into a purchase and sale agreement to acquire, subject to customary closing conditions, Graben Distribution Center II, located in Graben, Bavaria, Germany, outside of Munich. The European JV will acquire Graben Distribution Center II for approximately €6,860,000 (approximately $9,466,800 assuming an exchange rate of €1.00:$1.38, or $7,573,440 at our 80% pro rata share), exclusive of customary closing costs. We expect that our 80% pro rata share of the acquisition will be funded using the net proceeds from our current public offering. Graben Distribution Center II is a 73,367 square foot warehouse/distribution building that we expect will be completed in the fourth quarter of 2011. Graben Distribution Center II will be adjacent to and linked, via a connector bridge, with Graben Distribution Center I. Graben Distribution Center II will be 100% leased to Deutsche Post Immobilien GmbH, conducting business under the DHL brand, through November 2021. DHL will use Graben Distribution Center II as a distribution center for goods coming from Graben Distribution Center I. Deutsche Post Immobilien GmbH is a subsidiary of Deutsche Post AG, one of the world’s leading suppliers of mail and logistics services. While we anticipate this acquisition will close during the fourth quarter of 2011, the agreement to acquire the property is subject to a number of contingencies and therefore there can be no assurances that this acquisition will occur.

On October 28, 2011, we entered into a joint venture with a subsidiary of the Trammell Crow Company, or TCC, a subsidiary of CBRE Group, Inc., (NYSE: CBG) and an affiliate of the Investment Advisor, to develop 1400 Atwater Drive, located in the Atwater Business Park development in East Whiteland Township, Pennsylvania, a suburb of Philadelphia. The joint venture will develop 1400 Atwater Drive for approximately $66,422,520. We anticipate that the development will be funded using the net proceeds from our current public offering, but the joint venture may also fund a portion of the development from financing provided by a third party. The joint venture will pay TCC a customary fee for developing 1400 Atwater Drive equal to a percentage of the total development cost, excluding certain costs associated with the acquisition of the land for the development, construction interest and financing fees. CBRE Group, Inc. will provide a guarantee for certain of TCC’s obligations under the joint venture. We will own 95% of the joint venture through the development period and upon completion of the development, subject to certain conditions, we may purchase TCC’s 5% interest in the joint venture at which point we would own 100% of 1400 Atwater Drive.

We anticipate that 1400 Atwater Drive will consist of two, 150,000 square foot, five-story office buildings, connected by a common lobby. Upon completion, 1400 Atwater Drive will be 100% leased to Endo Pharmaceuticals, Inc. through October 2025, for use as its headquarters. Endo Pharmaceuticals, Inc. is a subsidiary of Endo Pharmaceuticals Holdings Inc. (NASDAQ: ENDP), which is a specialty healthcare solutions company focused on branded products, generic pharmaceuticals and medical devices and services. Endo Pharmaceuticals, Inc.’s lease will be guaranteed by Endo Pharmaceuticals Holdings, Inc. While 1400 Atwater Drive is expected to be completed during the first quarter of 2013, the joint venture development is subject to a number of contingencies and there can be no assurance that the development will be completed.

On November 3, 2011, we entered into a purchase and sale agreement to acquire, subject to customary closing conditions, Aurora Commerce Center Bldg. C, located at 22100 E. 26th Avenue in Aurora, Colorado, a suburb of Denver. We will acquire Aurora Commerce Center Bldg. C for approximately $24,500,000, exclusive of customary closing costs. We anticipate that the acquisition will be funded using the net proceeds from our current public offering. We deposited $500,000 into an escrow account upon the execution of the agreement that is refundable in the event certain closing conditions are not met. Aurora Commerce Center Bldg. C is a 406,959 square foot, multi-tenant warehouse/distribution building constructed in 2007 that is 100% leased. 79% of Aurora Commerce Center Bldg. C is leased to Subaru of America, Inc., a subsidiary of Fuji Heavy Industries, Ltd., through September 2019. Subaru of America, Inc. uses Aurora Commerce Center Bldg. C as its Western regional headquarters and automotive parts distribution center. While we anticipate this acquisition will close during the fourth quarter of 2011, the agreement to acquire the property is subject to a number of contingencies and therefore there can be no assurances that this acquisition will occur.

On October 3, 2011, CB Richard Ellis Group, Inc. (NYSE: CBG) announced that it had changed its corporate name to CBRE Group, Inc., in order to align its corporate name with its industry-leading CBRE brand. On November 1, 2011, CB Richard Ellis Investors, L.L.C., our sponsor and an indirect wholly-owned subsidiary of CBRE Group, Inc., announced that it had changed its corporate name to CBRE Global Investors, Inc. in order to align its corporate name with its parent company brand.

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

Changes in Internal Controls Over Financial Reporting

No changes in internal control over financial reporting occurred during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not party to any material legal proceedings as of September 30, 2011.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities and Repurchases of Securities

During the three months ended September 30, 2011, we did not sell any equity securities that are not registered under the Securities Act of 1933, as amended.

The following table provides information with respect to our Share Redemption Program for the three months ended September 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
July	996,002.33	$9.29	N/A	N/A
August	—	—	N/A	N/A
September	—	—	N/A	N/A
Total	996,002.33	$9.29	N/A	N/A

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

The registration statement relating to our follow-on public offering (No. 333-152653) was declared effective on January 30, 2009. CNL Securities Corp. is the Dealer Manager of our follow-on offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through September 30, 2011, we had accepted subscriptions from 38,691 investors, issued 148,029,604 common shares and received $1,476,184,746 in gross offering proceeds pursuant to our public offering after payment of $36,380,711 in acquisition fees and related expenses, payment of approximately $81,207,000 in selling commissions, $29,836,000 in dealer manager fees, $12,069,000 in marketing support fees and payment of approximately $20,781,000 in organization and offering expenses, as of September 30, 2011, we had raised aggregate net offering proceeds of approximately $1,295,911,035. Our Board of Trustees has confirmed that our follow-on offering will close on January 30, 2012. We expect to offer common shares through our dividend investment plan beyond January 30, 2012.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101*	The following materials from CB Richard Ellis Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Shareholders’ Equity and Non-Controlling Interest and (v) the Notes to the Condensed Consolidated Financial Statements, furnished herewith.

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

CB RICHARD ELLIS REALTY TRUST

Date: November 14, 2011	/S/ JACK A. CUNEO
Jack A. Cuneo
President and Chief Executive Officer

Date: November 14, 2011	/S/ LAURIE E. ROMANAK
Laurie E. Romanak
Chief Financial Officer