Form 10-K
period 2011-12-31
CB RICHARD ELLIS REALTY TRUST
filed 2012-03-30
CIK 1297587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Since there was no established market for the voting and non-voting common shares as of June 30, 2011, there was no market value for the common shares held by non-affiliates of the registrant as of such date.

The number of shares outstanding of the registrant’s common shares, $0.01 par value, was 248,650,940 as of March 29, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2012 Annual Shareholders’ Meeting expected to be filed on or prior to April 29, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.

CB RICHARD ELLIS REALTY TRUST

FORM 10-K

PART I

ITEM 1.	BUSINESS

Overview

CB Richard Ellis Realty Trust is a Maryland real estate investment trust that invests in real estate, focusing primarily on office and industrial (primarily warehouse/distribution) and to a lesser extent, retail and potentially multi-family residential properties. As of December 31, 2011, we owned, on a consolidated basis, 77 office, industrial (primarily warehouse/distribution) and retail properties located in 16 states (Arizona, California, Colorado, Florida, Georgia, Illinois, Kentucky, Massachusetts, Minnesota, New Jersey, North Carolina, Pennsylvania, South Carolina, Texas, Utah and Virginia) and in the United Kingdom encompassing approximately 14,434,000 rentable square feet in the aggregate. In addition, we had ownership interests in five unconsolidated entities that, as of December 31, 2011, owned interests in 53 properties. Excluding those properties owned through our investment in CB Richard Ellis Strategic Partners Asia II, L.P. (“CBRE Strategic Partners Asia”), we owned, on an unconsolidated basis, 45 office, industrial (primarily warehouse/distribution) and retail properties located in ten states (Arizona, Florida, Illinois, Indiana, Minnesota, Missouri, North Carolina, Ohio, Tennessee and Texas) and in the United Kingdom and Europe encompassing approximately 13,851,000 rentable square feet in the aggregate.

As of December 31, 2011, our portfolio was 97.90% leased. The total effective annual rents for our office properties, industrial properties and retail properties were approximately $161,086,000, $76,084,000 and $8,691,000 as of December 31, 2011, respectively (net of any rent concessions). The average effective annual rent per square foot for our office properties, industrial (primarily warehouse/distribution) properties and retail properties was approximately $19.00, $3.94 and $17.49 as of December 31, 2011, respectively (net of any rent concessions).

We commenced operations in July 2004, following an initial private placement of our common shares of beneficial interest. We raised aggregate net proceeds (after commissions and expenses) of approximately $55,500,000 from July 2004 to October 2004 in private placements of our common shares. On October 24, 2006, we commenced an initial public offering of up to $2,000,000,000 in our common shares. In connection with that offering, we accepted subscriptions from 13,270 investors, issued 60,808,967 common shares including 1,487,943 common shares issued pursuant to our dividend reinvestment plan, and received $607,345,702 in gross proceeds. Our initial public offering was terminated effective as of the close of business on January 29, 2009. On January 30, 2009, we commenced a follow-on public offering of up to $3,000,000,000 in our common shares. In connection with that offering, from January 30, 2009 (effective date) through January 30, 2012 (close), we had accepted subscriptions from 49,990 investors, issued 190,672,251 common shares including 11,170,603 common shares issued pursuant to our dividend reinvestment plan, and received $1,901,137,211 in gross proceeds. On February 3, 2012, we filed a registration statement on Form S-3 to register 25,000,000 of our common shares for up to $237,500,000 pursuant to the amended and restated dividend reinvestment plan.

We are an externally managed REIT, and have retained CBRE Advisors LLC as our investment advisor (the “Investment Advisor”). The Investment Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions on our behalf pursuant to an advisory agreement that expires on April 30, 2012, unless we and the Investment Advisor mutually agree to renew such agreement. See “—The Advisory Agreement.” The Investment Advisor receives advisory services relating to real estate acquisitions, property management and communications with existing investors and, in addition, receives marketing and other operational services from CFG VIII, Inc., (formerly CNL Fund Management Company) an affiliate of CNL Securities Corp., the entity that served as the dealer manager in our public offerings (the “former dealer manager”), pursuant to a sub-advisory agreement with the Investment Advisor. We hold all of our real estate investments directly or indirectly through our operating partnership, CBRE Operating Partnership, L.P. (“CBRE OP”).

We benefit from the investment expertise and experience of the Investment Advisor, which is an affiliate of CBRE Global Investors, L.L.C. (“CBRE Global Investors”). CBRE Global Investors is a real estate investment management company and a registered investment advisor with the Securities and Exchange Commission (the “SEC”). CBRE Global Investors is a wholly-owned subsidiary of CBRE Group, Inc. (NYSE: CBG) (“CBRE Group”). The Investment Advisor is registered as an investment adviser with the SEC as a “relying adviser” in reliance on the existing registration of CBRE Global Investors based on recent guidance provided by the SEC. We have elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes. As a REIT, we generally will not be subject to U.S. federal income tax on that portion of our income that we distribute to our shareholders if, in general, at least 90% of our net taxable income (excluding net capital gain) is distributed to our shareholders.

Unless the context otherwise requires or indicates, references to, “we,” “our” and “us” refer to the activities of and the assets and liabilities of the business and operations of CB Richard Ellis Realty Trust and its subsidiaries.

Investment Objectives and Acquisition Policies

We invest in real estate properties, focusing primarily on office and industrial (primarily warehouse/distribution), and to a lesser extent, retail and potentially multi-family residential properties, as well as certain other real estate-related assets. Our investment objectives are:

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

In 2010, our Board of Trustees established a Special Committee of the Board (the “Special Committee”) consisting of all of the Board’s independent trustees, Messrs. Black (Chairman), Reid and Orphanides, to explore and review our strategic alternatives and liquidity events in accordance with our investment objectives and the Special Committee engaged Robert A. Stanger & Co., Inc. as its financial advisor, to assist with its exploration and review of our strategic alternatives and liquidity events in accordance with our investment objectives (as discussed above). During 2011, with the assistance of its financial advisor and in consultation with the Investment Advisor and our Board of Trustees, the Special Committee discussed and considered various strategic alternatives, including potentially continuing as a going concern under our current business plan, a potential liquidation of our assets either through a sale or merger of our company (including through either a bulk sale of our portfolio or through a sale of our individual properties) as well as a potential listing of our shares on a national securities exchange. In December 2011, after consideration of the recent general economic and capital market conditions, market conditions for listed REITs, credit market conditions, our operational performance, the status of our portfolio, our then current offering and our current and anticipated deployment of available capital to investments, the Special Committee and our Board of Trustees determined it was in the best interests of our shareholders for our shares to remain unlisted and to continue operations rather than commencing a liquidation of our assets. The Special Committee and our Board of Trustees believed that remaining unlisted and continuing our operations would provide us with the ability to purchase additional properties in order to continue to expand and diversify our portfolio and thus better position us for a favorable liquidity event. We cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future and there can be no assurance that our continuing operation will result in any particular outcome or that we will be able to successfully execute strategies relating to capital deployment, additional property acquisitions, or other investment or operational strategies in part or at all. Although our Board of Trustees and the Special Committee continue to monitor market conditions and explore strategic alternatives and liquidity options, including a process to achieve internal management as described under “—The Advisory Agreement,” we cannot provide any assurance or suggested timing as to when we will proceed with any particular transaction.

We employ an enhanced income investment strategy designed to maximize risk-adjusted returns. To do so, we purchase, actively and passively manage and sell properties located in the business districts and suburban markets of major metropolitan areas. Our primary focus is on office and industrial (primarily warehouse/distribution) and to a lesser extent, retail and potentially multi-family residential properties. The number and aggregate purchase price of properties we acquire in each asset class will depend upon real estate and market conditions and other circumstances existing at the time we acquire assets. The consideration we agree to pay for real property shall ordinarily be based on the fair market value of the property as determined by a majority of our trustees.

Our office portfolio may include properties such as multi-tenant, single-tenant and sale leasebacks, office parks and portfolios, newly constructed, corporate/user activity, medical office, technology/telecommunication, redevelopments and stabilized operations. Our retail portfolio may encompass regional malls, power centers, community centers, grocery-anchored strips, freestanding stores, urban properties, single assets and multiple property portfolios. Our industrial portfolio consists primarily of warehouse/distribution properties, but may also include office/showroom, research and development facilities, manufacturing, single-tenant and sale leasebacks and corporate/user activity properties. Our multi-family residential portfolio may include garden complexes, townhouse developments, mid/high-rise towers, newly constructed and redevelopment properties, single assets and multi-property portfolios.

Our investment strategy is centered on the Investment Advisor’s research-driven approach. We focus on the property types and markets identified as most compelling by the Investment Advisor’s research. As a result, we believe that our opportunities will evolve over time as market conditions change.

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

We are not limited as to the geographic area where we may conduct our operations. We intend to invest primarily in properties located in geographically-diverse major metropolitan areas in the United States. In addition, we currently intend to invest up to 30% of our total assets in properties outside of the United States. Our international investments may be in markets in which CBRE Global Investors has existing operations or previous investment experience, or may be in partnership with other entities that have significant local-market expertise. We expect that our international investments will focus on properties typically located in significant business districts and suburban markets.

We may purchase existing assets with an operating history, newly constructed properties or assets under construction. We will not invest more than 20% of our total assets in any single investment. Except for this limitation on our ability to invest in excess of 20% of our total assets in any single investment, after the initial startup activities, we are not specifically limited in the number or size of investments we may acquire or on the percentage of net proceeds of our offerings that we may invest in a single investment. It is our intent over time to build a diversified portfolio of assets. However, the number and mix of assets we acquire will depend upon real estate and market conditions and other circumstances existing at the time we acquire assets and the amount of capital that we have available for acquisitions. In making investment decisions for us, the Investment Advisor considers relevant risks and financial factors, including the creditworthiness of major tenants, the expected levels of rental and occupancy rates, current and projected cash flow of the property, the location, condition and use of the property, suitability for any development contemplated or in progress, income-producing capacity, the prospects for long-range appreciation, liquidity and income tax considerations. In addition to these factors, the Investment Advisor, when evaluating prospective mortgage loan investments, will consider the ratio of the amount of the investment to the value of the property by which it is selected and the quality, experience and creditworthiness of the borrower. The Investment Advisor may utilize the resources and professionals of CBRE Global Investors and may consult with its investment committee when evaluating potential investments. In this regard, the Investment Advisor has substantial discretion with respect to the selection of specific investments and the Investment Advisor may not complete an acquisition or disposition of property or financing of an acquisition on our behalf without the prior approval of a majority of our Board of Trustees.

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

In connection with our assessment and selection of investment partners, property managers, development managers and other service providers, we will consider their experience and reputation in the areas of environmental sustainability, including experience in the development and operation of buildings certified under the LEED (Leadership in Energy and Environmental Design) Green Building Rating System promulgated by the US Green Building Counsel. The Investment Advisor will evaluate the sustainability of a prospective investment property by assessing its Energy Star score, its preliminary LEED score, and sustainability measures that have been or can be implemented, such as recycling, water conservation and green cleaning methods. We will consider operational, maintenance and capital improvement practices for existing properties designed to increase energy efficiency, reduce waste and otherwise lessen environmental impacts while remaining conscious of economic performance. We will engage in dialog with our property managers and tenants to determine and implement sustainability initiatives appropriate for particular properties with appropriate parties.

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

Development and Construction of Properties

We have invested in, and may in the future invest in properties on which improvements are to be constructed or completed. We are not restricted in our ability to invest in such properties. To help ensure performance by the builders of properties that are under construction, completion of properties under construction may be guaranteed at the price contracted either by an adequate completion bond, performance bond or other appropriate instruments. We may rely, however, upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the person entering into the construction or development contract as an alternative to a completion bond or performance bond. Development of real estate properties is subject to risks relating to a builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables.

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

Joint Venture Investments

We have entered into, and may in the future enter into, joint ventures, partnerships, co-tenancies and other co-ownership arrangements or participations with real estate developers, owners and other third-parties affiliated with, or sponsored by CBRE Global Investors, for the purpose of developing, owning and operating real properties. In determining whether to invest in a particular joint venture, the Investment Advisor will evaluate the real property or development opportunity that such joint venture being formed to own or develop under the same criteria employed for the selection of our real estate property investments.

In the event that the co-venturer were to elect to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the other co-venturer’s interest in the property held by the joint venture. In the event that any joint venture with an affiliated entity holds interests in more than one property, the interest in each such property may be specially allocated based upon the respective proportion of funds invested by each co-venturer in each such property. Our entering into joint ventures with affiliates of, or other programs sponsored by, CBRE Global Investors, may result in certain conflicts of interest.

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

By operating on a leveraged basis, we will have more funds available for investment in assets. This will allow us to make more investments than would otherwise be possible, resulting in a more diversified portfolio. Although our liability for the repayment of indebtedness is expected to be limited to the value of the asset securing the liability and the rents or profits derived therefrom, our use of leverage may increase the risk of default on the mortgage payments and a resulting foreclosure of a particular property. To the extent that we do not obtain mortgage loans on our properties, our ability to acquire additional assets will be restricted. The Investment Advisor will use its best efforts to obtain financing on our behalf on the most favorable terms available. Lenders may have recourse to assets not securing the repayment of the indebtedness.

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

Disposition Policies

We generally intend to hold each asset we acquire for an extended period. However, circumstances might arise which could result in the early sale of some assets. We may sell a property before the end of the expected holding period if, among other reasons:

¡	in our judgment, the sale of the asset is in the best interests of our shareholders;

¡	we can reinvest the proceeds in a higher-yielding investment;

¡	we can increase cash flow through the disposition of the asset; or

¡	in the judgment of the Investment Advisor, the value of an asset might decline substantially.

The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, with a view to achieving maximum long-term capital appreciation. We cannot assure you that this objective will be realized. See “—Investments Objectives and Acquisition Policies.”

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

¡	in which shareholders’ right to access of records of the Roll-up Entity will be less than those provided in our declaration of trust and bylaws; or

¡	in which any of the costs of the Roll-up Transaction would be borne by us if the Roll-up Transaction is not approved by our shareholders.

Policies With Respect to Certain Other Activities

If our Board of Trustees determines that additional funding is required, we may raise such funds through equity offerings or the retention of cash flow (subject to the REIT provisions of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) concerning distribution requirements and taxability of undistributed net taxable income) or a combination of these methods.

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

Our Board of Trustees may change any of these policies without prior notice to or a vote of our shareholders.

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

The current term of the advisory agreement expires on April 30, 2012, unless we and the Investment Advisor mutually agree to renew such agreement. Prior to any renewal, our trustees will evaluate the performance of the Investment Advisor and the criteria used in such evaluation will be reflected in the minutes of such meeting. Additionally, the advisory agreement may be terminated:

¡

immediately by us (i) in the event the Investment Advisor commits fraud, criminal conduct, willful misconduct or willful or negligent breach of fiduciary duty by the Investment Advisor, (ii) upon the bankruptcy or insolvency of the Investment Advisor, CBRE Global Investors or CBRE Group or (iii) upon material breach of the Advisory Agreement by the Investment Advisor, which remains uncured after 30 days’ written notice or (iv) if there is a dissolution of any of the Investment Advisor, CBRE Global Investors or CBRE Group;

¡	without cause or penalty by a majority of our independent trustees or by the Investment Advisor upon 60 days’ written notice; or

¡	immediately by the Investment Advisor upon our bankruptcy or any material breach of the advisory agreement by us, which remains uncured after 10 days’ written notice.

In March 2012, the Special Committee determined that our company and its shareholders would benefit from an internal management structure in that such a structure could provide cost savings, improved distribution coverage, flexibility to pursue a variety of strategic initiatives, the ability to take advantage of opportunities created by changing market conditions and an opportunity to enhance the trading values of our common shares to the extent that we pursue and complete a listing of our common shares on a national securities exchange, the NASDAQ Global Select Market or the NASDAQ Global Market. Our Board of Trustees, based on the recommendation of the Special Committee, has authorized the Special Committee to commence a process to achieve internal management.

The Special Committee and the managing member of the Investment Advisor, including their respective legal advisors, have begun negotiating a proposed transitional advisory arrangement to facilitate our company becoming internally managed. As currently being discussed, the transitional advisory arrangement would provide for the continuation of current advisory services by, and payment of fees and expenses to, the Investment Advisor for a period of one year. The Investment Advisor would cooperate with us and take all reasonable steps requested to assist our Board of Trustees in making an orderly transition to become internally managed. As part of any transition arrangement, we would not expect to acquire the Investment Advisor nor pay a separate internalization fee to the Investment Advisor. We would expect to hire certain employees who are currently dedicated to managing our operations, and the Investment Advisor would facilitate our efforts to hire such employees. As we transition these employees to our company, the management fee we would otherwise pay to the Investment Advisor would be reduced by the fixed compensation that the Investment Advisor was paying those employees prior to such transition.

As of the date of this report, no agreement has been entered into and there can be no guarantee that an agreement will in fact be agreed to by the parties on such terms or otherwise. The final terms may also vary from the terms currently under negotiation as described above. Were the parties unable to agree on a transition arrangement, the advisory agreement would expire by its terms on April 30, 2012. Thereafter, we would not be able to rely on the Investment Advisor to provide services to us. We would rely on our Board of Trustees and seek to hire employees and engage third party service providers to identify and acquire future investments for us, manage our investments and operate our day-to-day activities. While we would no longer bear the costs of the various fees and expenses we pay to the Investment Advisor under the current advisory agreement, our direct expenses would include general and administrative costs, including legal, accounting, SEC reporting and compliance, and compensation costs and other employee benefits.

Affiliates of the Investment Advisor may engage in other business ventures and, as a result, their resources may not be dedicated exclusively to our business. However, pursuant to the advisory agreement, the Investment Advisor must devote sufficient resources to the administration of our company to discharge our obligations. The Investment Advisor does not currently intend to advise REITs other than us. The Investment Advisor may assign the advisory agreement to an affiliate upon approval of a majority of the trustees, including the independent trustees. Until our shares are listed on a national securities exchange, the NASDAQ Global Select Market or the NASDAQ Global Market and so long as we are externally managed, the trustees shall determine that any successor advisor possesses sufficient qualifications to (i) perform the advisory function for us and (ii) justify the compensation provided for in its contract with us. We may assign or transfer the advisory agreement to a successor entity of ours.

The Investment Advisor may not complete an acquisition or disposition of property or financing of such acquisition on our behalf without the prior approval of a majority of our Board of Trustees. The Investment Advisor may also utilize the resources and professionals of CBRE Global Investors and may consult with its investment committee when evaluating potential investments. However, the actual terms and conditions of transactions involving investments in properties shall be determined in the sole discretion of the Investment Advisor, subject at all times to such board approval.

We reimburse the Investment Advisor for all of the costs it incurs in connection with the services it provides to us, including, but not limited to:

¡

with respect to our follow-on offering, cumulative organization and offering expenses were estimated to be 0.8%, but in no event were such organizational and offering expenses to exceed 15.0% of our aggregate gross offering proceeds from the sale of shares in such offering, which include actual legal, accounting, printing and other expenses attributable to conducting such offering or other offerings (including our dividend reinvestment plan offering), any organizational documents, qualification of the shares for sale in the states and filing fees incurred by the Investment Advisor, as well as reimbursements for marketing, direct expenses of its employees while engaged in registering and marketing the shares and other marketing and organization costs;

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

The Sub-Advisory Agreement

The Investment Advisor has entered into a sub-advisory agreement with CFG VIII, Inc., or the Sub-Advisor. The Sub-Advisor, which is a wholly-owned subsidiary of CNL Financial Group, Inc., is an affiliate of the former dealer manager and is also an affiliate of CNL Financial Group, Inc. Pursuant to this agreement, the Sub-Advisor acts only as an advisor to the Investment Advisor, upon request, and may provide advisory services relating to real estate acquisitions, property management and communications with existing investors and, in addition, provides marketing and other operational services. The term of this agreement may continue so long as the Investment Advisor remains our advisor pursuant to the advisory agreement and it may automatically be extended concurrently with the advisory agreement. The sub-advisory agreement may be terminated by (i) the Investment Advisor for “cause” on 60 days’ written notice or if the managing dealer agreement was terminated pursuant to certain of its terms, or (ii) the Sub-Advisor for a material breach of the agreement which remains uncured after 15 days’ written notice or the bankruptcy of the Investment Advisor. For advisory services relating to real estate acquisitions, property management and communications with existing investors, the Investment Advisor compensates the Sub-Advisor through certain investment management and acquisition fees, which are in an amount equal to approximately 14% to 19%, respectively, of such fees the Investment Advisor receives from us. The Sub-Advisor may also provide certain marketing and operational services to the Investment Advisor, for which it is entitled to receive fees, and the Sub-Advisor is also entitled to reimbursement by the Investment Advisor for certain expenses it incurs. In the event the sub-advisory agreement is terminated, the Sub-Advisor will be paid all accrued and unpaid fees and expense reimbursements. The Investment Advisor retains ultimate responsibility for the performance of all of the matters entrusted to it under the advisory agreement.

Industry Segments

We view our operations as having three consolidated property reportable segments, two Domestic segments, consisting of Domestic Office Properties and Domestic Industrial Properties and an International Office/Retail Properties segment, which participate in the acquisition, development, ownership and operation of high quality real estate assets in their respective regions. Information regarding our reportable segments can be reviewed under Note 10, “Segment Disclosure,” in the accompanying consolidated financial statements.

Geographic Areas of Properties

We currently operate in two consolidated property geographic areas, the United States and the United Kingdom. Information regarding the geographic diversification of our consolidated properties as of December 31, 2011 can be reviewed under Note 9, “Concentrations—Geographic Concentrations,” in the accompanying consolidated financial statements. As of December 31, 2011, we also have ownership interests in (i) CBRE Strategic Partners Asia, which, owned interests in properties in China and Japan, (ii) the Goodman Princeton Holdings (Jersey) Limited joint venture (the “UK JV”), which owned interests in properties in the United Kingdom and (iii) the Goodman Princeton Holdings (LUX) SARL joint venture (the “European JV”), which owned interests in properties in Germany. Information relative to CBRE Strategic Partners Asia, the UK JV and the European JV can be reviewed under Note 5, “Investments in Unconsolidated Entities” in the accompanying consolidated financial statements.

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

(1)

Includes investors in our prior public offerings and our private offerings, excluding shares held by CBRE Global Investors, our trustees and officers. As of December 31, 2011, 230,955,633 common shares were issued and outstanding.

(2)	Our trustees and officers own an aggregate 108,642 of our common shares.

(3)

CBRE Global Investors owns 243,229 of our common shares. CBRE Global Investors also owns all of the cash distribution interest and CBRE Global Investors (including certain of its current and former executive officers and our executive officers) own an aggregate 77% distribution interest in the net proceeds upon a sale of the Investment Advisor.

(4)

Fund Investors, LLC and CFG VIII, Inc. affiliates of the former the dealer manager own (i) an aggregate 23% distribution interest in the net proceeds upon a sale of the Investment Advisor and (ii) an aggregate 24.9% voting and distribution interest (excluding distributions that CBRE Global Investors is entitled to with respect to 29,937 class A units) in CBRE REIT Holdings LLC. CFG VIII, Inc. serves as the Sub-Advisor to the Investment Advisor.

(5)

CBRE Global Investors owns a 75.1% voting interest and CBRE Global Investors (including certain of its current and former executive officers) and our executive officers own an aggregate 75.1% distribution interest (excluding distributions that CBRE Global Investors is entitled to with respect to 29,937 class A units) in CBRE REIT Holdings LLC.

(6)

As of December 31, 2011, we owned a 99.89% general/limited partnership interest in CBRE OP and CBRE REIT Holdings LLC owned a 0.11% (or 246,361 class A units) limited partnership interest in CBRE OP. CBRE REIT Holdings LLC also owns one class B limited partnership interest in CBRE OP (representing 100% of the class B interest outstanding). CBRE REIT Holdings LLC is controlled by CBRE Global Investors.

Employees

As of December 31, 2011, we had no full-time employees. We are managed by the Investment Advisor pursuant to an advisory agreement between us and the Investment Advisor. Our executive officers are employees of CBRE Global Investors. The Investment Advisor provides a dedicated team of 14 professionals who perform a full range of real estate services for us, including acquisitions, property management, asset management, finance, legal and administrative services.

Facilities

Our principal offices are located at 47 Hulfish Street, Suite 210, Princeton, New Jersey 08542. We also have offices located at 515 South Flower Street, Suite 3100, Los Angeles, California 90071. Our telephone number is (609) 683-4900.

License Agreement

We have entered into a license agreement with CBRE Group and one of its affiliates pursuant to which they have granted us a non-exclusive, royalty-free license to use the name “CB Richard Ellis.” Under this agreement, we have a right to use the “CB Richard Ellis” name, for so long as the Investment Advisor or one of its affiliates remains our advisor and our advisor remains a controlled affiliate of CB Richard Ellis. Other than with respect to this limited license, we have no legal right to the “CB Richard Ellis” name. CBRE Group has the right to terminate the license agreement if its affiliate is no longer acting as our advisor. In the event the advisory agreement is terminated, we would be required to change our name to eliminate the use of the words “CB Richard Ellis.”

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

Recent Developments

From January 1, 2012 through January 30, 2012, we received gross proceeds from our follow-on public offering of approximately $186,442,718 from the sale of 18,721,834 common shares. Our follow-on offering closed on January 30, 2012.

On January 31, 2012, we were notified that the investment period of CBRE Strategic Partners Asia was extended nine months from January 31, 2012 to October 31, 2012. Additionally, cash distributions received in connection with the 2010 Beijing residential property sale are no longer subject to recall and reinvestment.

On February 3, 2012, our Board of Trustees adopted and approved an amendment and restatement of our dividend reinvestment plan. We filed a registration statement on Form S-3 to register 25,000,000 of our common shares for up to $237,500,000 pursuant to the amended and restated dividend reinvestment plan.

On February 3, 2012, our Board of Trustees adopted and approved an amendment and restatement of our share redemption program.

On February 9, 2012, we notified Ameriprise Financial Services, Inc., the former dealer manager, the Investment Advisor and CBRE Global Investors that effective January 30, 2012, we elected to terminate the Selected Dealer Agreement dated February 12, 2009.

On February 16, 2012, we entered into a construction loan agreement with the Atwater joint venture to provide it with up to $49,575,000 of financing which will be available for disbursements to fund construction expenditures at 1400 Atwater Drive. We will receive a $250,000 financing fee from the joint venture for providing this construction loan. The construction loan will bear interest at 5.00% of amounts outstanding and is scheduled to mature on April 30, 2013, unless otherwise extended. This construction loan, together with our joint venture to develop 1400 Atwater Drive, will be consolidated by us for reporting purposes.

On March 19, 2012, the UK JV acquired Valley Park, Unit D, located in Rugby, United Kingdom, for £8,142,600 ($12,808,310) assuming an exchange rate of £1.5730:$1.00, $10,246,648 at our 80% pro rate share), exclusive of customary closing costs. We funded our 80% pro rata share of the acquisition using the net proceeds from our recently completed offering of common shares of beneficial interest. Valley Park, Unit D is a 146,491 square foot warehouse/distribution building constructed in 2000 and is 100% leased to Exel Europe Ltd. through September 2016. Exel Europe Ltd., operating under the DHL brand, uses Valley Park, Unit D as a regional distribution center for the UK’s National Health Service. The Exel Europe Ltd. lease is guaranteed by its parent company Exel Holdings Ltd. Exel Europe Ltd. is a third-party logistics provider. Upon closing we paid the Investment Advisor a $153,700 acquisition fee.

On March 20, 2012, we acquired 2400 Dralle Road, located in University Park, Illinois, a suburb of Chicago, for approximately $64,250,000, exclusive of customary closing costs. We funded the acquisition amount using the net proceeds from our recently completed offering of common shares of beneficial interest. 2400 Dralle Road is a 1,350,000 square foot warehouse/distribution building constructed in 2011 that is 100% leased to The Clorox Company (NYSE: CLX) through August 2021 and is used as a regional distribution center. The Clorox Company is a major global manufacturer of consumer and institutional products. Upon closing we paid the Investment Advisor a $963,750 acquisition fee.

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

Until the termination or expiration of the advisory agreement, you must rely upon the ability of the Investment Advisor with respect to the selection and timing of investments in and the management of unspecified assets, and you will not have an opportunity to evaluate for yourself the relevant economic, financial and other information regarding the assets in which the remaining proceeds of our follow-on public offering will be invested.

Our ability to achieve our investment objectives and to pay dividends is dependent upon the performance of the Investment Advisor, the real estate market and general economic conditions in the geographic regions where we invest. Until the termination or expiration of the advisory agreement you must rely on the Investment Advisor in the selection of assets. See Item 1 “Business—The Advisory Agreement.” We cannot be sure that the Investment Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if investments are made, our objectives will be achieved. Furthermore, you should be aware that any appraisals we obtain are merely estimates of value and should not be relied upon as accurate measures of true worth or realizable value. Moreover, delays in investing the remaining net proceeds of our follow-on public offering may reduce our income. Our shareholders will not have the opportunity to evaluate the manner in which the remaining net proceeds received by us from our follow-on public offering is to be invested or the economic merits of particular assets to be acquired.

We are dependent on the Investment Advisor and may not find a suitable replacement if the advisory agreement is terminated or not renewed, in which case we may not be able to operate our business.

We have no employees and rely on the Investment Advisor, which has significant discretion as to the implementation and execution of our operating policies and strategies. We depend on the diligence, skill and network of business contacts of the management of the Investment Advisor. We can offer no assurance the Investment Advisor will remain our investment advisor or that we will continue to have access to the Investment Advisor’s professionals. We are subject to the risk that the advisory agreement may be terminated by either party. If the advisory agreement is terminated or not renewed and no suitable replacement is found to manage us or key personnel leave the Investment Advisor, we may not be able to execute our business plan. See Item 1 “Business—The Advisory Agreement.”

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

We do not intend to invest in marketable securities, and we do not intend to register as an investment company under the Investment Company Act of 1940, as amended, (the “Investment Company Act”). If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

¡	limitations on capital structure;

¡	restrictions on specified investments;

¡	prohibitions on transactions with affiliates; and

¡	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

In general, we expect to be able to rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act. In order to qualify for this exemption, at least 55% of our portfolio must be comprised of real property and mortgages and other liens on an interest in real estate (collectively, “qualifying assets”) and at least 80% of our portfolio must be comprised of real estate-related assets. Qualifying assets include mortgage loans, mortgage-backed securities that represent the entire ownership in a pool of mortgage loans and other interests in real estate. In order to maintain our exemption from registering as an investment company under the Investment Company Act, we must continue to engage primarily in the business of purchasing or otherwise acquiring real estate.

To maintain compliance with exemption from registration provided by section 3(c)(5)(C) of the Investment Company Act, we may be unable to sell assets we would otherwise want to sell, and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. If we were required to register as an investment company, our business would be adversely affected and we would be prohibited from engaging in our business as currently contemplated because the Investment Company Act imposes significant limitations on leverage. In addition, we would have to seek to restructure the advisory agreement because the compensation that it contemplates would not comply with the Investment Company Act. Criminal and civil actions could also be brought against us if we failed to comply with the Investment Company Act. In addition, our contracts could be unenforceable unless a court was to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business. Although we intend to monitor our portfolio, there can be no assurance that we will be able to maintain our exemption from registering as an investment company under the Investment Company Act. Further, the SEC recently solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the Investment Company Act, including the nature of the assets that qualify for purposes of the exemption and leverage used by mortgage related vehicles. There can be no assurance that the laws and regulations governing the Investment Company Act status of companies primarily owning real estate related assets, including the SEC or its staff providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. To the extent that the SEC or its staff provides more specific or different guidance, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.

Conflicts of Interest Risks

The Investment Advisor faces conflicts of interest relating to time management.

Although the Investment Advisor does not currently advise any other real estate investment programs, the Investment Advisor’s affiliates, including CBRE Global Investors, are sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours and certain members of the management team of the Investment Advisor may also work with or for other affiliates. In addition, one or more real estate investment programs sponsored by affiliates of the Sub-Advisor may seek to invest in properties and other real estate-related investments similar to the assets we seek to acquire. As a result, they may have interests in other real estate programs and also engage in other business activities, and may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate. If the Investment Advisor, for any reason, is not able to provide investment opportunities to us consistent with our investment objectives in a timely manner, we may have lower returns on our investments.

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

The Investment Advisor may have conflicting fiduciary obligations if we acquire or develop properties with its affiliates or other related entities; as a result, in any such transaction we may not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

The Investment Advisor may cause us to acquire an interest in a property from or developed a property with its affiliates or through a joint venture with its affiliates or to dispose of an interest in a property to its affiliates. In these circumstances, the Investment Advisor will have a conflict of interest when fulfilling its fiduciary obligation to us. In any such transaction we may not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

We pay substantial fees and expenses to the Investment Advisor, and its affiliates and paid substantial fees to the former dealer manager, which payments increase the risk that you will not earn a profit on your investment.

The Investment Advisor and its affiliates perform services for us in connection with the selection and acquisition of our investments, the management and leasing of our properties and the administration of our other investments. We pay the Investment Advisor an acquisition fee that is not tied to the performance of our portfolio. The Investment Advisor is a party to a sub-advisory agreement with the CFG VIII, Inc. and the Investment Advisor will compensate the Sub-Advisor through certain fees and reimbursable expenses the Investment Advisor receives from us. We paid fees and commissions to the former dealer manager in our prior public offerings. We also have issued to CBRE REIT Holdings LLC, an affiliate of the Investment Advisor, one class B limited partnership interest (representing 100% of the class B interest outstanding) in CBRE OP in exchange for the services provided to us relating to our formation and future services. CBRE Global Investors (including certain of its executive officers) and our executive officers own an aggregate 75.1% distribution interest and affiliates of the former dealer manager own an aggregate 24.9% distribution interest (excluding distributions that CBRE Global Investors is entitled to with respect to 29,937 class A units) in CBRE REIT Holdings LLC. These fees and partnership interest distributions reduce the amount of cash available for investment in properties or distribution to shareholders. These fees also increase the risk that the amount available for distribution to common shareholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our public offerings and that you may not earn a profit on your investment.

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

One of our trustees serves as the President, Managed Accounts Group of CBRE Global Investors. Our Chief Financial Officer serves as a Managing Director of the Investment Advisor, as the Executive Managing Director and Global Head of Investment Reporting of CBRE Global Investors and as a member of the investment committee of CBRE Strategic Partners Asia, an entity in which we are a limited partner. Our Chairman, President and Chief Executive Officer serves as the President and Chief Executive Officer of the Investment Advisor and also serves as an Executive Managing Director of CBRE Global Investors. Our Chief Operating Officer and Executive Vice President serves as the Director of Operations of the Investment Advisor and also serves as a Managing Director of CBRE Global Investors. Our Chairman, President and Chief Executive Officer and our Chief Financial Officer directly hold an aggregate of approximately a 12.9% economic interest in the Investment Advisor. These individuals owe fiduciary duties to these entities and their shareholders. Such fiduciary duties may from time to time conflict with the fiduciary duties owed to our shareholders and us. An affiliate of the Investment Advisor owns one class B limited partnership interest (representing 100% of the class B interest outstanding) in CBRE OP. This interest entitles such affiliate to receive distributions in an amount equal to a percentage of the net proceeds we receive from a sale of a property after certain amounts are paid or provided for. This interest may incentivize the Investment Advisor to recommend the sale of a property or properties that may not be in our best interest at the time. In addition, the premature sale of a property may add concentration risk to the portfolio or may be at a price lower than if we held on to the property and sold it at a later date.

We will be subject to additional risks as a result of any joint ventures.

We have entered, and may in the future enter, into joint ventures for the acquisition, development or improvement of properties. We have purchased and developed, and may in the future purchase and develop, properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with sellers of properties, affiliates of sellers, developers or other persons. Such investments may involve risks not otherwise present with an investment in real estate, including, for example:

¡	the possibility that our co-venturer, co-tenant or partner in an investment might become bankrupt;

¡	that maturities of debt encumbering our jointly owned investments may not be able to be refinanced at all or on terms that are as favorable as the current terms;

¡	that such co-venturer, co-tenant or partner may at any time have economic or business interests or goals which are or become inconsistent with our business interests or goals;

¡	that such co-venturer, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or

¡	that we will not manage the properties, or be able to select the management for the property, that a joint venture owns

Actions by such a co-venturer, co-tenant or partner might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing your returns. We have ownership interests in five unconsolidated entities that, as of December 31, 2011, owned interests in 53 properties.

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

CBRE Strategic Partners Asia is not obligated to redeem the interests of any of its investors, including us, prior to 2017. Except in certain limited circumstances such as transfers to affiliates or successor trustees or state agencies, we will not be permitted to sell our interest in CBRE Strategic Partners Asia without the prior written consent of the general partner, which the general partner may withhold in its sole discretion. Further, there is a limited market for these interests and, therefore, any sale of the interests would likely be effected at a discount.

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

We sold our common shares in a fixed price offering, and will continue to sell shares pursuant to our amended and restated dividend reinvestment plan in a fixed price offering. The fixed offering price may not accurately represent the current value of our assets at any particular time; therefore, the purchase price paid for our common shares may be higher than the value of our assets per common share at the time of purchase.

Our public offerings were fixed price offerings, which means that the offering price for our common shares was fixed and did not vary based on the underlying value of our assets at any time. Our Board of Trustees arbitrarily determined the offering price in its sole discretion. Shares in our public offerings were sold at a price per share of $10.00 and shares were sold pursuant to the plan at a price of $9.50 per share. In the dividend reinvestment plan offering, shares will be sold initially at a price of $9.50 per share. In the event that our Board of Trustees determines that the fair market value of our common shares has changed, common shares will thereafter be sold pursuant to the dividend reinvestment plan at a price determined by our board of trustees, which price shall not be less than 95% of the fair market value of a common share on the reinvestment date (including any administrative costs paid by us on participants’ behalf) as so determined.

The fixed offering price for our common shares does not reflect and continues not to reflect, and is not derived from, the fair market value of our properties and other assets nor does it represent the amount of net proceeds that would result from an immediate liquidation of those assets, because the amount of proceeds available for investment from our public offerings was net of selling commissions, dealer manager fees, other organization and offering costs and acquisition fees and expenses. Further, the fixed price of our common shares at any time does not take into account how market fluctuations affect the value of our investments, including how the current disruptions in the financial and real estate markets may affect the values of our investments and how developments related to individual assets may have increased or decreased the value of our portfolio. Therefore, the fixed offering price established for our common shares may not accurately represent the current or future value of the assets per share of our common shares at any particular time, and if a valuation were to occur, the value per share may be less than the price for which such shares were sold.

If we fail to maintain an effective system of integrated internal controls, we may not be able to report our financial results accurately, which could have a material adverse effect on us.

We are required to report our operations on a consolidated basis under GAAP and, in some cases, on a property-by-property basis. If we fail to maintain proper overall business controls, our results of operations could be harmed or we could fail to meet our reporting obligations. In addition, the existence of a material weakness or significant deficiency could result in errors in our financial statements that could require a restatement, cause us to fail to meet our reporting obligations and cause shareholders to lose confidence in our reported financial information, which could have a material adverse effect on us.

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

The MGCL, as applicable to REITs, provides that “control shares” of a Maryland real estate investment trust acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquire, by officers or by directors who are employees of the corporation. “Control shares” are voting shares that would entitle the acquirer to exercise voting power in electing trustees within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained shareholder approval. A “control share acquisition” means the acquisition of control shares. The control share acquisition statute does not apply (i) to shares acquired in a merger, consolidation or share exchange if we are a party to the transaction, or (ii) to acquisitions approved or exempted by our declaration of trust or bylaws. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of our shares. We cannot assure you that such provision will not be amended or eliminated at any time in the future. If such provision is eliminated, the control share acquisition statute could have the effect of discouraging offers to acquire us and increasing the difficulty of consummating any such offers, even if our acquisition would be in our shareholders’ best interests.

You are limited in your ability to sell your shares pursuant to our share redemption program.

Our share redemption program provides you with the opportunity, on a quarterly basis, to request that we redeem all or a portion of your shares after you have held them for one year, subject to certain restrictions and limitations. In the event that an existing shareholder presents fewer than all of his or her shares to us for redemption, such shareholder must present at least 25% of his or her shares to us for redemption and must retain at least $5,000 of common shares if any shares are held after such redemption. Shares will be redeemed only to the extent of cash available after the payment of dividends necessary to maintain our qualification as a REIT and to avoid the payment of any U.S. federal income tax or excise tax on our net taxable income or from, at the sole discretion of our Board of Trustees, other sources. This will significantly limit our ability to redeem your shares. To the extent our available cash flow is insufficient to fund all redemption requests, each shareholder’s request will be reduced on a pro rata basis, unless you withdraw your request for redemption or ask that we carry over your request to the next quarterly period, if any, when sufficient funds become available. Our Board of Trustees reserves the right to amend or terminate the share redemption program at any time. Our Board of Trustees has delegated to our officers the right to waive the one-year holding period and pro rata redemption requirements in the event of the death, disability (as such term is defined in the Internal Revenue Code) or bankruptcy of a shareholder. You will have no right to request redemption of your shares should our shares become listed on a national exchange, the NASDAQ Global Select Market or the NASDAQ Global Market. Therefore, in making a decision to purchase shares, you should not assume that you will be able to sell any of your shares back to us pursuant to our share redemption program.

We may be unable to pay or maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to shareholders. Cash distributions will be based principally on cash available from our operations. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties as offering proceeds become available, rental income from such properties, and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. We cannot assure investors that we will be able to pay or maintain our current anticipated level of distributions or that distributions will increase over time. We cannot give any assurance that rents from the properties will increase, or that future acquisitions of real properties or other real estate assets will increase our cash available for distributions to shareholders. Our actual results may differ significantly from the assumptions used by our Board of Trustees in establishing the distribution rate to shareholders. We may not have sufficient legally available cash from operations to make a distribution required to qualify for or maintain our REIT status. We may increase borrowings or use proceeds from our follow-on public offering to make distributions, each of which could be deemed to be a return of investors’ capital. We may make distributions from the proceeds of our follow-on public offering or from borrowings in anticipation of future cash flow. Any such distributions will constitute a return of capital and may reduce the amount of capital we ultimately invest in properties and negatively impact the value of investors’ investment.

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

We may become subject to litigation, which could have a material and adverse effect on our financial condition, results of operations and cash flow.

We may become subject to litigation, including claims relating to our operations, offerings, and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to defend ourselves vigorously; however, we cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having an adverse effect on our financial condition, results of operations and cash flow. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and trustees.

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

If our tenants are unable to secure financing necessary to continue to operate their businesses and pay us rent, we could be materially and adversely affected.

Many of our tenants rely on external sources of financing to operate their businesses. The U.S. financial and credit markets continue to experience significant liquidity disruptions, resulting in the unavailability of financing for many businesses. If our tenants are unable to secure financing necessary to continue to operate their businesses, they may be unable to meet their rent obligations or be forced to declare bankruptcy and reject their leases, which could materially and adversely affect us.

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

We have entered into agreements with third party management companies and certain affiliates of CBRE Global Investors to provide property management services for certain of our properties, and we expect to enter into similar agreements with respect to properties we acquire in the future. We cannot supervise these third party managers and their personnel on a day-to-day basis and we cannot assure you that they will manage our properties in a manner that is consistent with their obligations under our agreements, that they will not be negligent in their performance or engage in other criminal or fraudulent activity, or that these managers will not otherwise default on their management obligations to us. If any of the foregoing occurs, our relationships with our tenants could be damaged, which may prevent the tenants from renewing their leases, and we could incur liabilities resulting from loss or injury to our properties or to persons at our properties. If we are unable to lease our properties or we become subject to significant liabilities as a result of third party management performance issues, our operating results and financial condition, as well as our ability to pay distributions to our shareholders, could be adversely affected.

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

A property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. Some of our properties may be specifically suited to the particular needs of the tenant based on the type of business the tenant operates. As of December 31, 2011, leases representing 5.88% of our annualized base rent are scheduled to expire during 2012. We cannot assure you that leases will be renewed or that our properties will be re-let at rental rates equal to or above our current average rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. We may have difficulty obtaining a new tenant for any vacant space in our properties, particularly if the space limits the types of businesses that can use the space without major renovation. If a vacancy on any of our properties continues for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to shareholders. In addition, the resale value of the property could be diminished because the market value of a particular property may depend principally upon the value of the leases of such property.

We may experience a decline in the fair value of our assets, which may have a material impact on our financial condition, liquidity and results of operations.

A decline in the fair market value of our assets may require us to recognize a permanent impairment against such assets under GAAP if we were to determine that, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale.

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

We intend to hold the various real properties in which we invest until such time as the Investment Advisor, subject to the approval of our Board of Trustees, determines that the sale or other disposition thereof appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. We cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Due to the uncertainty of market conditions that may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future. Accordingly, the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

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

At any one time, a significant portion of our property investments may be in a limited number of property classes. As of December 31, 2011, a majority of our investments were in two property classes, office and industrial (primarily warehouse/distribution). As a result, we are subject to risks inherent in investments in these classes. The potential effects on our revenues, and as a result on cash available for distribution to our shareholders, resulting from a downturn in the business conducted on those properties could be more pronounced than if we had a more diversified portfolio.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in those geographic areas.

A concentration of our properties in a particular geographic area may impact our operating results and abilities to make distributions if that area is impacted by negative economic developments. Your investment will be subject to greater risk to the extent that we lack a geographically diversified portfolio. As of December 31, 2011, approximately 17.45% of our portfolio (based on approximate total acquisition costs, with our unconsolidated properties included at our pro rate share of effective ownership, however, excluding our investments in CBRE Strategic Partners Asia) consisted of properties located in New Jersey.

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

A commercial property’s income and value may be adversely affected by national and regional economic conditions, local real estate conditions such as an oversupply of properties or a reduction in demand for properties, availability of “for sale” properties, competition from other similar properties, our ability to provide adequate maintenance, insurance and management services, increased operating costs (including real estate taxes), the attractiveness and location of the property and changes in market rental rates. Changes or fluctuations in energy costs could result in higher operating costs, which may affect our results from operations. Our income will be adversely affected if a significant number of tenants are unable to pay rent or if our properties cannot be rented on favorable terms. Additionally, if tenants of properties that we lease on a triple-net basis fail to pay required tax, utility and other impositions, we could be required to pay those costs, which would adversely affect funds available for future acquisitions or cash available for distributions. Our performance is linked to economic conditions in the regions where our properties are located and in the market for office and industrial (primarily warehouse/ distribution) properties generally. Therefore, to the extent that there are adverse economic conditions in those regions, and in these markets generally, that impact the applicable market rents, such conditions could result in a reduction of our income and cash available for distributions and thus affect the amount of distributions we can make to investors.

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

The properties in our portfolio are subject to various covenants and U.S. federal, state and local laws and regulatory requirements, including permitting and licensing requirements. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or restrict our use of our properties and may require us to obtain approval from local officials of community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic or hazardous material abatement requirements. There can be no assurance that existing laws and regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that increase such delays or result in additional costs. Our growth strategy may be affected by our ability to obtain permits, licenses and zoning relief. Our failure to obtain such permits, licenses and zoning relief or to comply with applicable laws could have an adverse effect on our financial condition, results of operations and cash flow.

In addition, under the Americans with Disabilities Act of 1990, or ADA, all places of public accommodation are required to meet certain U.S. federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional U.S. federal, state and local laws may also require modifications to our properties, or restrict further renovations of the properties, with respect to access thereto by disabled persons. For example, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1991 to be accessible to the handicapped. On March 15, 2011, final regulations implementing a substantial number of changes to the Accessibility Guidelines under the ADA became effective. These new guidelines could cause some of our properties to incur costly measures to become fully compliant. Noncompliance with the ADA or the FHAA could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. We do not conduct audits or investigations of all of these properties to determine their compliance and we cannot predict the ultimate cost of compliance with the ADA, the FHAA or other legislation. If one or more of our properties in which we invest is not in compliance with the ADA, the FHAA or other legislation, then we would be required to incur additional costs to bring the property into compliance. If we incur substantial costs to comply with the ADA and the FHAA or other legislation, our financial condition, results of operations, cash flow, price per share of our common shares and our ability to satisfy debt service obligations and to pay distributions could be adversely affected.

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

¡	the possibility that we may incur impairments and liabilities as the result of actions taken by the controlling party.

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

We had approximately $657,354,000 of consolidated outstanding indebtedness, excluding discount and fair value adjustment, representing approximately 39% of our net assets (or approximately 38% of the approximate total acquisition cost of our consolidated properties, including intangibles) as of December 31, 2011. Although we have adopted a policy to limit our aggregate borrowing to no more than 65% of the cost of our assets before non-cash reserves and depreciation, subject to the 300% of net assets borrowing restriction described below, this policy may be altered at any time or suspended by our Board of Trustees if necessary to pursue attractive investment opportunities. Our organizational documents contain a limitation on the amount of indebtedness that we may incur, so that until our shares are listed on a national securities exchange, our aggregate borrowing may not exceed 300% of our net assets unless any excess borrowing is approved by a majority of our independent trustees and is disclosed to shareholders in our next quarterly report.

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

Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

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

In order for distributions to be deductible for U.S. federal income tax purposes and count towards our distribution requirement, they must not be “preferential dividends.” A distribution will not be treated as preferential if it is pro rata among all outstanding shares of stock within a particular class. IRS guidance, however, allows a REIT to offer shareholders participating in its dividend reinvestment program (“DRIP”) up to a 5% discount on shares purchased through the DRIP without treating such reinvested dividends as preferential. Our DRIP offers a 5% discount. In 2007, 2008 and the first two quarters of 2009, common shares issued pursuant to our DRIP were treated as issued as of the first day following the close of the quarter for which the distributions were declared, and not on the date that the cash distributions were paid to shareholders not participating in our DRIP. Because we declare dividends on a daily basis, including with respect to common shares issued pursuant to our DRIP, the IRS could take the position that distributions paid by us during these periods were preferential on the grounds that the discount provided to DRIP participants effectively exceeded the authorized 5% discount or, alternatively, that the overall distributions were not pro rata among all shareholders. In addition, in the years 2007 through 2009 we paid certain individual retirement account (“IRA”) custodial fees in respect of IRA accounts that invested in our common shares. The payment of certain of such amounts could have been treated as dividend distributions to the IRAs, and therefore as preferential dividends as such amounts were not paid in respect of our other outstanding common shares. Although we believe that the effect of the operation of our DRIP and the payment of such fees was immaterial, the REIT rules do not provide an exception for de minimis preferential dividends.

Accordingly, we submitted a request to the IRS for a closing agreement under which the IRS would grant us relief for preferential dividends that may have been paid as a result of the manner in which we operated our DRIP and in respect of our payment of certain of such custodial fees. On July 8, 2011, the Company and the Investment Advisor entered into a closing agreement with the IRS (the “Closing Agreement”) pursuant to which (i) the Internal Revenue Service (“IRS”) agreed not to challenge the Company’s dividends as preferential for its taxable years 2007, 2008 and 2009 as a result of the matters described above, and (ii) the Investment Advisor paid a compliance fee of approximately $135,000 to the IRS. In accordance with the terms of the Closing Agreement, none of the Company, the Operating Partnership or any subsidiary thereof have directly or indirectly reimbursed or will directly or indirectly reimburse the Investment Advisor for its payment of this compliance fee and none of the Investment Advisor or its direct or indirect owners has deducted or will deduct the compliance fee from their taxable income. The Company and the Investment Advisor expect to remain in compliance with the terms of the Closing Agreement, but any inadvertent non-compliance with such terms could result in adverse consequences for us. As a result of the Closing Agreement, the Company has met its distribution requirement for its taxable years ended December 31, 2007, 2008 and 2009

If we were to fail to qualify as a REIT for any taxable year, or if we failed to meet our distribution requirements we would be subject to U.S. federal income tax on our taxable income at regular corporate rates with no deductions for distributions made to shareholders. Further, in such event, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT qualification. Accordingly, the loss of our REIT qualification would reduce our net earnings available for investment or distribution to shareholders because of the substantial tax liabilities that would be imposed on us. We might also be required to borrow funds or sell investments to pay the applicable tax.

We may be subject to tax on our undistributed net taxable income or be forced to borrow funds to make distributions required to qualify as a REIT.

As a REIT, we generally must distribute at least 90% of our annual net taxable income (excluding net capital gain) to our shareholders and we are subject to regular corporate income tax to the extent that we distribute less than 100% of our annual net taxable income. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to make distributions necessary to qualify as a REIT and avoid the payment of income and excise taxes, we may need to borrow funds on a short-term, or possibly long-term, basis, use proceeds from our follow-on public offering or future public offerings, or sell properties, even if the then prevailing market conditions are not favorable for borrowings or sales. Our need for cash to make distributions could result from, among other things, a difference in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes, the effect of non-deductible capital expenditures, the creation of reserves and the repayment of indebtedness.

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

As of December 31, 2011, we did not have any unresolved comments with the staff of the SEC.

ITEM 2.	PROPERTIES

Properties

As of December 31, 2011, we owned, on a consolidated basis, 77 office, industrial (primarily warehouse/distribution) and retail properties located in 16 states (Arizona, California, Colorado, Florida, Georgia, Illinois, Kentucky, Massachusetts, Minnesota, New Jersey, North Carolina, Pennsylvania, South Carolina, Texas, Utah and Virginia) and in the United Kingdom, encompassing approximately 14,434,000 rentable square feet. Our consolidated properties were approximately 97.41% leased (based upon square feet) as of December 31, 2011. As of December 31, 2011, certain of our consolidated properties were subject to mortgage debt, a description of which is set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Financing.”

In addition, we had ownership interests in five unconsolidated entities that, as of December 31, 2011, owned interests in 53 properties. Excluding those properties owned through our investment in CBRE Strategic Partners Asia, we owned, on an unconsolidated basis, 45 office, industrial (primarily warehouse/distribution) and retail properties located in ten states (Arizona, Florida, Illinois, Indiana, Minnesota, Missouri, North Carolina, Ohio, Tennessee and Texas) and in the United Kingdom and Europe encompassing approximately 13,851,000 rentable square feet. Our unconsolidated properties were approximately 98.42% leased (based upon square feet) as of December 31, 2011. As of December 31, 2011, certain of our unconsolidated properties were subject to mortgage debt, a description of which is set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Financing.”

The average effective annual rents for our industrial properties, office properties and retail properties were approximately $161,086,000, $76,084,000 and $8,691,000 as of December 31, 2011, respectively.

The following table provides information relating to our properties, excluding those owned through our investment in CBRE Strategic Partners Asia, as of December 31, 2011. These properties consisted of 63 industrial properties, encompassing 19,309,000 rentable square feet, 56 office properties, encompassing 8,480,000 rentable square feet and three retail properties, encompassing 496,000 rentable square feet.

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Domestic Consolidated Properties:
REMEC Corporate Campus 1(2) San Diego, CA	9/15/2004	1983	Office	100.00%	34	100.00%	$6,833
REMEC Corporate Campus 2(2) San Diego, CA	9/15/2004	1983	Office	100.00%	30	100.00%	6,125
REMEC Corporate Campus 3(2) San Diego, CA	9/15/2004	1983	Office	100.00%	37	100.00%	7,523
REMEC Corporate Campus 4(2) San Diego, CA	9/15/2004	1983	Office	100.00%	31	100.00%	6,186
300 Constitution Drive(2) Boston, MA	11/3/2004	1998	Warehouse/Distribution	100.00%	330	100.00%	19,805
Deerfield Commons(3) Atlanta, GA	6/21/2005	2000	Office	100.00%	122	100.00%	21,834
505 Century(2) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	100	100.00%	6,095
631 International(2) Dallas, TX	1/9/2006	1998	Warehouse/Distribution	100.00%	73	100.00%	5,407
660 North Dorothy(2) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	120	87.50%	6,836
Bolingbrook Point III Chicago, IL	8/29/2007	2006	Warehouse/Distribution	100.00%	185	100.00%	18,170
Cherokee Corporate Park(2) Spartanburg, SC	8/30/2007	2000	Warehouse/Distribution	100.00%	60	0.00%	3,775
Community Cash Complex 1(2) Spartanburg, SC	8/30/2007	1960	Warehouse/Distribution	100.00%	206	34.79%	2,690
Community Cash Complex 2(2) Spartanburg, SC	8/30/2007	1978	Warehouse/Distribution	100.00%	145	83.50%	2,225
Community Cash Complex 3(2) Spartanburg, SC	8/30/2007	1981	Warehouse/Distribution	100.00%	116	100.00%	1,701
Community Cash Complex 4(2) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	33	100.00%	547
Community Cash Complex 5(2) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	53	100.00%	824
Fairforest Building 1(2) Spartanburg, SC	8/30/2007	2000	Warehouse/Distribution	100.00%	51	100.00%	2,974

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Fairforest Building 2(2) Spartanburg, SC	8/30/2007	1999	Warehouse/Distribution	100.00%	104	100.00%	5,379
Fairforest Building 3(2) Spartanburg, SC	8/30/2007	2000	Warehouse/Distribution	100.00%	100	100.00%	5,760
Fairforest Building 4(2) Spartanburg, SC	8/30/2007	2001	Warehouse/Distribution	100.00%	101	100.00%	5,640
Fairforest Building 5 Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	316	100.00%	16,968
Fairforest Building 6 Spartanburg, SC	8/30/2007	2005	Warehouse/Distribution	100.00%	101	100.00%	7,469
Fairforest Building 7(2) Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	101	83.78%	5,626
Greenville/Spartanburg Industrial Park(2) Spartanburg, SC	8/30/2007	1990	Warehouse/Distribution	100.00%	67	100.00%	3,388
Highway 290 Commerce Park Building 1 Spartanburg, SC	8/30/2007	1995	Warehouse/Distribution	100.00%	150	100.00%	5,388
Highway 290 Commerce Park Building 5(2) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	30	100.00%	1,420
Highway 290 Commerce Park Building 7(2) Spartanburg, SC	8/30/2007	1994	Warehouse/Distribution	100.00%	94	100.00%	4,889
HJ Park Building 1 Spartanburg, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	70	100.00%	4,216
Jedburg Commerce Park(2) Charleston, SC	8/30/2007	2007	Warehouse/Distribution	100.00%	513	100.00%	41,991
Kings Mountain I Charlotte, NC	8/30/2007	1998	Warehouse/Distribution	100.00%	100	100.00%	5,497
Kings Mountain II Charlotte, NC	8/30/2007	2002	Warehouse/Distribution	100.00%	301	100.00%	11,311
Mount Holly Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	100.00%	6,208
North Rhett I Charleston, SC	8/30/2007	1973	Warehouse/Distribution	100.00%	285	100.00%	10,302
North Rhett II Charleston, SC	8/30/2007	2001	Warehouse/Distribution	100.00%	102	100.00%	7,073
North Rhett III(2) Charleston, SC	8/30/2007	2002	Warehouse/Distribution	100.00%	80	100.00%	4,812
North Rhett IV Charleston, SC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	100.00%	17,060
Orangeburg Park Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	100.00%	5,474
Orchard Business Park 2(2) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	18	100.00%	761
Union Cross Building I Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	101	100.00%	6,585
Union Cross Building II Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	100.00%	17,216
Highway 290 Commerce Park Building 2 Spartanburg, SC	9/24/2007	1995	Warehouse/Distribution	100.00%	100	100.00%	4,626
Highway 290 Commerce Park Building 6(2) Spartanburg, SC	11/1/2007	1996	Warehouse/Distribution	100.00%	105	42.86%	3,760
Lakeside Office Center Dallas, TX	3/5/2008	2006	Office	100.00%	99	97.67%	17,994
Kings Mountain III Charlotte, NC	3/14/2008	2007	Warehouse/Distribution	100.00%	542	100.00%	25,728
Enclave on the Lake(2) Houston, TX	7/1/2008	1999	Office	100.00%	171	100.00%	37,827
Avion Midrise III Washington, DC	11/18/2008	2002	Office	100.00%	72	100.00%	21,111
Avion Midrise IV Washington, DC	11/18/2008	2002	Office	100.00%	72	100.00%	21,112
13201 Wilfred Minneapolis, MN	6/29/2009	1999	Warehouse/Distribution	100.00%	335	100.00%	15,340
3011, 3055 & 3077 Comcast Place East Bay, CA	7/1/2009	1988	Office	100.00%	220	100.00%	49,000
140 Depot Street Boston, MA	7/31/2009	2009	Warehouse/Distribution	100.00%	238	100.00%	18,950
12650 Ingenuity Drive Orlando, FL	8/5/2009	1999	Office	100.00%	125	100.00%	25,350

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Crest Ridge Corporate Center 1 Minneapolis, MN	8/17/2009	2009	Office	100.00%	116	100.00%	28,419
West Point Trade Center Jacksonville, FL	12/30/2009	2009	Warehouse/Distribution	100.00%	602	100.00%	29,000
5160 Hacienda Drive East Bay, CA	4/8/2010	1988	Office	100.00%	202	100.00%	38,500
10450 Pacific Center Court San Diego, CA	5/7/2010	1985	Office	100.00%	134	100.00%	32,750
225 Summit Ave Northern NJ	6/21/2010	1966	Office	100.00%	143	100.00%	40,600
One Wayside Road Boston, MA	6/24/2010	1998	Office	100.00%	200	100.00%	55,525
100 Tice Blvd. Northern NJ	9/28/2010	2007	Office	100.00%	209	100.00%	67,600
Ten Parkway North Chicago, IL	10/12/2010	1999	Office	100.00%	100	100.00%	25,000
4701 Gold Spike Drive Dallas, TX	10/27/2010	2002	Warehouse/Distribution	100.00%	420	100.00%	20,300
1985 International Way Cincinnati, OH	10/27/2010	1998	Warehouse/Distribution	100.00%	189	100.00%	14,800
Summit Distribution Center Salt Lake City, UT	10/27/2010	2001	Warehouse/Distribution	100.00%	275	100.00%	13,400
3660 Deerpark Boulevard Jacksonville, FL	10/27/2010	2002	Warehouse/Distribution	100.00%	322	100.00%	15,300
Tolleson Commerce Park II Phoenix, AZ	10/27/2010	1999	Warehouse/Distribution	100.00%	217	71.40%	9,200
Pacific Corporate Park(3) Washington, DC	11/15/2010	2002	Office	100.00%	696	100.00%	144,500
100 Kimball Drive Northern NJ	12/10/2010	2006	Office	100.00%	175	100.00%	60,250
70 Hudson Street New York City Metro, NJ	4/11/2011	2000	Office	100.00%	409	100.00%	155,000
90 Hudson Street New York City Metro, NJ	4/11/2011	1999	Office	100.00%	418	100.00%	155,000
Millers Ferry Road(2) Dallas, TX	6/2/2011	2011	Warehouse/Distribution	100.00%	1,020	100.00%	40,366
Sky Harbor Operations Center(2) Phoenix, AZ	9/30/2011	2003	Office	100.00%	396	100.00%	53,500
1400 Atwater Drive(2)(4) Philadelphia, PA	10/27/2011	—	Office	100.00%	—	—	12,383
Aurora Commerce Center Bldg. C(2) Denver, CO	11/30/2011	2007	Warehouse/Distribution	100.00%	407	100.00%	24,500
Sabal Pavilion Tampa, FL	12/30/2011	1998	Office	100.00%	121	100.00%	21,368

Total Domestic Consolidated Properties					14,144	97.36%	1,618,042

International Consolidated Properties:
602 Central Blvd.(2) Coventry, UK	4/27/2007	2001	Office	100.00%	50	100.00%	23,847
Thames Valley Five Reading, UK	3/20/2008	1998	Office	100.00%	40	100.00%	29,572
Albion Mills Retail Park Wakefield, UK	7/11/2008	2000	Retail	100.00%	55	100.00%	22,098
Maskew Retail Park Peterborough, UK	10/23/2008	2007	Retail	100.00%	145	100.00%	53,740

Total International Consolidated Properties					290	100.00%	129,257

Total Consolidated Properties					14,434	97.41%	1,747,299

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Domestic Unconsolidated Properties(5):
Buckeye Logistics Center(6) Phoenix, AZ	6/12/2008	2008	Warehouse/Distribution	80.00%	1,009	100.00%	52,615
Afton Ridge Shopping Center(7) Charlotte, NC	9/18/2008	2007	Retail	90.00%	296	99.15%	44,530
AllPoints at Anson Bldg. 1(6) Indianapolis, IN	9/30/2008	2008	Warehouse/Distribution	80.00%	1,037	100.00%	42,373
12200 President’s Court(6) Jacksonville, FL	9/30/2008	2008	Warehouse/Distribution	80.00%	772	100.00%	29,995
201 Sunridge Blvd.(6) Dallas, TX	9/30/2008	2008	Warehouse/Distribution	80.00%	823	100.00%	25,690
Aspen Corporate Center 500(6) Nashville, TN	9/30/2008	2008	Office	80.00%	180	100.00%	29,936
125 Enterprise Parkway(6) Columbus, OH	12/10/2008	2008	Warehouse/Distribution	80.00%	1,142	100.00%	38,088
AllPoints Midwest Bldg. I(6) Indianapolis, IN	12/10/2008	2008	Warehouse/Distribution	80.00%	1,200	100.00%	41,428
Celebration Office Center(6) Orlando, FL	5/13/2009	2009	Office	80.00%	101	100.00%	13,640
22535 Colonial Pkwy(6) Houston, TX	5/13/2009	2009	Office	80.00%	90	100.00%	11,596
Fairfield Distribution Ctr. IX(6) Tampa, FL	5/13/2009	2008	Warehouse/Distribution	80.00%	136	100.00%	7,151
Northpoint III(6) Orlando, FL	10/15/2009	2001	Office	80.00%	108	100.00%	14,592
Goodyear Crossing Ind. Park II(6) Phoenix, AZ	12/7/2009	2009	Warehouse/Distribution	80.00%	820	100.00%	36,516
3900 North Paramount Parkway(6) Raleigh, NC	3/31/2010	1999	Office	80.00%	101	100.00%	11,176
3900 South Paramount Parkway(6) Raleigh, NC	3/31/2010	1999	Office	80.00%	119	100.00%	13,055
1400 Perimeter Park Drive(6) Raleigh, NC	3/31/2010	1991	Office	80.00%	45	100.00%	3,970
Miramar I(6)(8) Ft. Lauderdale, FL	3/31/2010	2001	Office	80.00%	94	100.00%	13,645
Miramar II(6)(8) Ft. Lauderdale, FL	3/31/2010	2001	Office	80.00%	129	100.00%	20,899
McAuley Place(6) Cincinnati, OH	12/21/2010	2001	Office	80.00%	191	99.67%	28,000
Point West I(6) Dallas, TX	12/21/2010	2008	Office	80.00%	183	100.00%	23,600
Sam Houston Crossing I(6) Houston, TX	12/21/2010	2007	Office	80.00%	160	100.00%	20,400
Regency Creek(6) Raleigh, NC	12/21/2010	2008	Office	80.00%	122	100.00%	18,000
Easton III(6) Columbus, OH	12/21/2010	1999	Office	80.00%	136	100.00%	14,400
533 Maryville Centre(6) St. Louis, MO	12/21/2010	2000	Office	80.00%	125	100.00%	19,102
555 Maryville Centre(6) St. Louis, MO	12/21/2010	2000	Office	80.00%	127	61.64%	15,578
Norman Pointe I(6) Minneapolis, MN	3/24/2011	2000	Office	80.00%	213	100.00%	34,080
Norman Pointe II(6) Minneapolis, MN	3/24/2011	2007	Office	80.00%	324	100.00%	37,520
One Conway Park(2)(6) Chicago, IL	3/24/2011	1989	Office	80.00%	105	65.72%	12,320
West Lake at Conway(6) Chicago, IL	3/24/2011	2008	Office	80.00%	98	100.00%	14,060
The Landings I(6) Cincinnati, OH	3/24/2011	2006	Office	80.00%	176	100.00%	23,728
The Landings II(6) Cincinnati, OH	3/24/2011	2007	Office	80.00%	175	96.06%	20,928
One Easton Oval(2)(6) Columbus, OH	3/24/2011	1997	Office	80.00%	125	49.15%	9,529
Two Easton Oval(2)(6) Columbus, OH	3/24/2011	1995	Office	80.00%	129	74.57%	10,195

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Atrium I(6) Columbus, OH	3/24/2011	1996	Office	80.00%	315	100.00%	36,200
Weston Pointe I(6) Ft. Lauderdale, FL	3/24/2011	1999	Office	80.00%	98	74.86%	15,507
Weston Pointe II(6) Ft. Lauderdale, FL	3/24/2011	2000	Office	80.00%	97	96.40%	18,701
Weston Pointe III(6) Ft. Lauderdale, FL	3/24/2011	2003	Office	80.00%	97	100.00%	18,867
Weston Pointe IV(6) Ft. Lauderdale, FL	3/24/2011	2006	Office	80.00%	96	100.00%	22,605

Total Domestic Unconsolidated Properties(5)					11,294	98.06%	864,215

International Unconsolidated Properties(5):
Amber Park(2)(9) South Normanton, UK	6/10/2010	1997	Warehouse/Distribution	80.00%	208	100.00%	12,514
Brackmills(2)(9) Northampton, UK	6/10/2010	1984	Warehouse/Distribution	80.00%	187	100.00%	13,407
Düren(2)(10) Rhine-Ruhr, Germany	6/10/2010	2008	Warehouse/Distribution	80.00%	392	100.00%	13,148
Schönberg(2)(10) Hamburg, Germany	6/10/2010	2009	Warehouse/Distribution	80.00%	454	100.00%	13,819
Langenbach(2)(10) Munich, Germany	10/28/2010	2010	Warehouse/Distribution	80.00%	225	100.00%	18,573
Graben Distribution Center I(2)(10) Munich, Germany	12/20/2011	2012	Warehouse/Distribution	80.00%	1,018	100.00%	54,962
Graben Distribution Center II(2)(10) Munich, Germany	12/20/2011	2012	Warehouse/Distribution	80.00%	73	100.00%	6,868

Total International Unconsolidated Properties(5)					2,557	100.00%	133,291

Total Unconsolidated Properties(5)					13,851	98.42%	997,506

Total Properties(5)					28,285	97.90%	$2,744,805

(1)

Approximate total acquisition cost represents the purchase price inclusive of customary costs and acquisition fees for properties acquired prior to January 1, 2009 and exclusive of customary costs and acquisition fees for properties acquired on dates subsequent to January 1, 2009.

(2)	This property is unencumbered.

(3)	Includes undeveloped land zoned for future use.

(4)	This property is a consolidated joint venture office development property currently under construction. The approximate total acquisition cost reflects the costs incurred as of December 30, 2011.

(5)	Does not include CBRE Strategic Partners Asia properties.

(6)	This property is held through the Duke joint venture.

(7)	This property is held through the Afton Ridge joint venture.

(8)	Consolidated properties acquired on December 31, 2009 and contributed to the Duke joint venture.

(9)	This property is held through the UK JV.

(10)	This property is held through the European JV.

Additional information relating to our consolidated and unconsolidated properties as of December 31, 2011 is provided below.

Domestic Properties—Consolidated

REMEC Corporate Campus—San Diego, CA

The REMEC Corporate Campus is a research and development office property which consists of four properties on four separate parcels, and application has been made to the city of San Diego to split one parcel, creating a fourth parcel. It is 100% leased to REMEC Defense and Space, Inc. a subsidiary of Cobham Defense Electronic System Corporation (a subsidiary of Cobham plc in the United Kingdom), a designer and manufacturer of sophisticated wireless communications networks for the defense, space and commercial sectors. Such lease is scheduled to expire in April 2017. The property serves as the corporate headquarters for REMEC’s Defense and Space division. REMEC has occupied the property for more than 17 years.

300 Constitution Drive—Boston, MA

300 Constitution Drive is a property comprised of 330,000 square feet of primarily distribution space on 27 acres of land. The property has potential for additional development, allowing for expansion of the existing distribution space. It was originally leased to Brylane, L.P. under a long-term lease that is scheduled to expire in March 2013. Brylane, L.P. then assigned the lease to Chadwick’s of Boston, Inc. who in turn assigned it to Women’s Apparel Group LLC (“WAG”) on July 25, 2008. WAG, an owner and operator of women’s apparel companies, is currently a Chapter 11 debtor. On November 28, 2011 the lease was rejected by order of the U.S. Bankruptcy Court. Since the rejection, Redcats USA Inc., guarantor of the fixed and additional rent payments due under the lease through March 2013, has continued paying the fixed and additional rent as it becomes due.

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

Bolingbrook Point III—Chicago, IL

Bolingbrook Point III located in Bolingbrook, IL, a suburb of Chicago, consists of a 185,045 square foot, multi-tenant warehouse distribution building completed in May 2006. The building is currently 100% leased, 98,414 square feet, to Compass Group USA, Inc., a managed foodservices company and 86,631 square feet, to Illinois Industrial Tool, Inc, a distributor of hardware and tools.

Carolina Portfolio

The Carolina Portfolio consists of 33 warehouse/distribution and manufacturing buildings located in the markets of Greenville/Spartanburg, SC; Charleston, SC; Charlotte, NC; and Winston-Salem, NC. The Carolina Portfolio totals approximately 4,978,873 square feet of industrial space and is currently 94.08% leased to tenants encompassing a variety of business uses including automotive, consumer products and logistics services.

Lakeside Office Center—Dallas, TX

The Lakeside Office Center consists of a 98,750 square foot, three-story office building and surface parking. The building is 98% leased to several tenants, one of which is Teachers Insurance and Annuity Association of America, one of the nation’s largest financial services companies, who occupy 67,516 square feet.

Enclave on the Lake—Houston, TX

Enclave on the Lake consists of a 171,091 square foot, six-story office building with structured and surface parking lots completed in 1999. The office building is 100% leased to SBM Offshore, a Netherlands based supplier of products and services to the oil and gas industry under a lease that expires in June 2022.

Avion Midrise III & IV—Washington, D.C.

Avion Midrise III & IV each consist of a three-story office building, with surface parking lots, completed in 2002 and 2003, respectively. Avion Midrise III has 71,507 rentable square feet and is 100% leased to Lockheed Martin Corporation, a leading supplier of aerospace and defense products and services, under a lease that expires in September 2014. Avion Midrise IV has 71,504 rentable square feet and is 100% leased to the U.S. General Services Administration, under a lease that expires in January 2017. Both buildings have been improved to meet Sensitive Compartmentalized Information Facilities standards that include enhanced access control systems which meet specific security requirements for handling federal classified information.

13201 Wilfred Lane—Minneapolis, MN

13201 Wilfred Lane is a 335,400 square foot warehouse/distribution building completed in 1999 and is 100% leased to Walgreens Co. through July 2018. Walgreens Co. is one of the nation’s largest retailers of pharmaceuticals and consumer goods and currently utilizes the property for distribution of non-pharmaceutical goods to Walgreens stores in three states.

3011, 3055 & 3077 Comcast Place—East Bay, CA

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

140 Depot Street—Boston, MA

140 Depot Street is a 238,370 square foot warehouse/distribution building completed in 2009. The property is 100% leased to Best Buy Stores, L.P. through July 2019. Best Buy Stores, L.P. is one of the nation’s leading retailers of consumer appliances and electronic goods and plans to utilize the property as a regional distribution center for large electronics and appliances of the type generally delivered directly to consumers’ homes.

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

225 Summit Avenue—Northern NJ

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

One Wayside Road—Boston, MA

One Wayside Road is a 200,605 square foot four-story corporate headquarters office building that was completed in 1998 and expanded in 2008. The property is 100% leased to Nuance Communications, Inc., through March 2018. Nuance Communications, Inc. is a leading provider of speech recognition, imaging and customer interactions software solutions.

100 Tice Blvd.—Northern NJ

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

National Industrial Portfolio

The National Industrial Portfolio consists of five warehouse/distribution properties totaling 1,423,762 rentable square feet with various lease expiration dates. Four of the five properties are 100% leased and overall occupancy is 96% as of December 31, 2011. The properties are located in Arizona, Kentucky, Florida, Texas and Utah.

Pacific Corporate Park—Washington, DC

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

100 Kimball Drive—Northern NJ

100 Kimball Drive is a five-story, 175,000 square foot office building completed in 2007 that is currently 100% net-leased to Deloitte LLP through July 2020. Deloitte LLP is the US member firm of Deloitte Touché Tohmatsu and one of the largest professional services firms in the United States.

70 Hudson Street—New York City Metro, NJ

70 Hudson Street is a 409,272 square foot, 12-story office building constructed in 2000 that is 100% net-leased through January 2016, with no termination or renewal options, to Long Island Holding, LLC, a wholly-owned subsidiary of Barclays Capital, Inc., a leading global investment bank based in the United Kingdom. Barclay’s Capital Inc. is the investment banking division of Barclay’s Bank PLC (NYSE: BCS), a global bank. In connection with the loan assumed with this property, we provided a guarantee of certain recourse obligations and an environmental indemnity. For a description of the loan assumed with this property see, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Financing.”

90 Hudson Street—New York City Metro, NJ

90 Hudson Street is a 418,046 square foot, 12-story multi-tenant office building constructed in 1999 that is 100% leased with approximately 59% of the building leased or sub-leased through December 2024, with one 10-year renewal option at the then fair market rental rate, to Lord Abbett & Co., LLC, an employee owned investment manager. In connection with the loan assumed with this property, we provided a guarantee of certain recourse obligations and an environmental indemnity. For a description of the loan assumed with this property see, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Financing.”

Millers Ferry Road—Dallas, TX

Millers Ferry Road is a 1,020,000 square foot single story warehouse/distribution building that was completed in May of 2011. The property is 100% leased to Whirlpool Corporation through May 5, 2021. Whirlpool Corporation is a leading global manufacturer and marketer of major home appliances.

Sky Harbor Operations Center—Phoenix, AZ

Sky Harbor Operations Center is a two-story, 396,179 square foot office building constructed in 2003. Sky Harbor Operations Center is currently 100% net-leased to JPMorgan Chase Bank, National Association (“JPMorgan”) through September 2027. JPMorgan is a subsidiary of JP Morgan Chase & Co. and provides commercial banking and retail financial services.

1400 Atwater Drive—Philadelphia, PA

On October 27, 2011, we entered into a joint venture with a subsidiary of an affiliate, the Trammell Crow Company, to acquire land and develop two 150,000 square foot office buildings which will be leased to Endo Pharmaceuticals with occupancy upon completion. Construction commenced concurrent with the land acquisition and execution of agreements. This 95%/5% joint venture is recognized as a consolidated property for reporting purposes.

Aurora Commerce Center Bldg. C—Denver, CO

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

Sabal Pavilion—Tampa, Fl

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

22535 Colonial Pkwy. consists of a 89,750 square foot two-story office building that was completed in March 2009. 22535 Colonial Pkwy. was built-to-suit and is 100% leased to Det Norske Veritas a third-party provider of risk management services for the maritime industry, and is under a lease that expires in June 2019. Celebration Office Center III consists of a 100,924 square foot three-story office building that was completed in April 2009 and Celebration Office Center III is being built-to-suit and is 100% leased to Disney Vacation Development, a subsidiary of Disney Enterprises Inc. and the developer and operator of Disney Vacation Club timeshares, and is under a lease that expires in March 2016. Fairfield Distribution Ctr. IX consists of a 136,212 square foot warehouse/distribution building that was completed in September 2008. Fairfield Distribution Ctr. IX was built-to-suit and is 100% leased to Iron Mountain, the leading records management company in the U.S., and is under a lease that expires in August 2025.

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

On August 24, 2010, the Duke joint venture closed on the acquisition of additional land and entered into a construction agreement, and lease amendments (collectively, the “Expansion Agreements”) to expand the AllPoints at Anson Bldg. 1 property, a warehouse/distribution center located in Whitestown, IN, a suburb of Indianapolis. The existing property is 100% leased to a subsidiary of Amazon.com through July 2018. Pursuant to the Expansion Agreements, AllPoints at Anson Bldg. 1 (i) was expanded from the current 630,573 square feet to approximately 1,036,573 square feet and (ii) is 100% leased to a subsidiary of Amazon.com, which lease was extended through April 2021. The total cost of the expansion is anticipated to be approximately $19,395,000 to the Duke joint venture. We expect to make cash contributions of approximately $15,516,000 to the Duke joint venture in connection with the Expansion Agreements. We paid a construction supervision fee of $230,000 to our Investment Advisor in connection with the Expansion Agreements.

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

On March 24, 2011, the Duke joint venture acquired 13 properties, the second and third tranches of the Office Portfolio, for $342,800,000 of which our share was $274,240,000 exclusive of closing costs and acquisition fees which were both expensed as incurred.

On April 28, 2011, the Duke joint venture entered into lease amendments to expand the Buckeye Logistics Center property, a warehouse/distribution center located in Phoenix, AZ. On May 2, 2011, the Duke joint venture closed on the acquisition of additional land and entered into a construction agreement (along with the lease amendments collectively, the “Buckeye Expansion Agreements”). The existing property is 100% leased to a subsidiary of Amazon.com through September 2018. Pursuant to the Buckeye Expansion Agreements, Buckeye Logistics Center (i) was expanded from the current 604,678 square feet to approximately 1,009,351 square feet and (ii) is 100% leased to a subsidiary of Amazon.com, which lease will be extended through September 2021. The total cost of the expansion is anticipated to be approximately $21,609,000 to the Duke joint venture. We expect to make cash contributions of approximately $17,287,000 to the Duke joint venture in connection with the Buckeye Expansion Agreements. We paid a construction supervision fee of $254,000 to our Investment Advisor in connection with the Buckeye Expansion Agreements.

As of December 31, 2011, the Duke joint venture had purchased approximately $1,022,623,000 of assets, exclusive of acquisition fees and closing costs, and holds interests in 37 properties, ten located in Florida, eight located in Ohio, four each located in North Carolina and Texas, two each located in Arizona, Illinois, Indiana, Minnesota and Missouri and one in Tennessee. The 37 properties total 10,998,000 rentable square feet and are currently 98% leased.

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

For a detailed description of the properties held by the Duke joint venture as of December 31, 2011, see Note 5 “Investments in Unconsolidated Entities and for a detailed description of the recent transaction activity of the Duke joint venture, see “—Recent Developments.”

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

Afton Ridge Shopping Center is a 470,288 square foot regional shopping center, completed in 2007, in which we own 296,388 rentable square feet that is currently 99% leased. One of the shopping center’s anchors, a 173,900 square foot SuperTarget, is not owned by us. Additional anchor tenants in Afton Ridge Shopping Center are Best Buy, Marshalls, PetSmart, Dick’s Sporting Goods, Stein Mart and Ashley Furniture. Afton Ridge Shopping Center is the retail component of a 260 acre master planned mixed-use development.

International Properties—Consolidated

602 Central Blvd.—Coventry, UK

602 Central Blvd. consists of a three-story office building containing approximately 49,985 rentable square feet and a surface parking lot completed in 2001. The office building is 100% leased to Ericsson, Ltd. under a lease that expires in December 2016.

Thames Valley Five—Reading, UK

Thames Valley Five consists of a four- story office building and surface parking lot completed in 1998. The office building is 100% leased to Regus (Reading Thames Valley Park) Limited, a subsidiary of Regus Group PLC, one of the world’s largest providers of outsourced workplace solutions under a lease that expires in November 2023.

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

International Properties—Unconsolidated

CBRE Strategic Partners Asia

We have agreed to a capital commitment of up to $20,000,000 in CB Richard Ellis Group Strategic Partners Asia II-A, L.P., or CBRE Strategic Partners Asia. As of December 31, 2011, we had funded $15,479,000 of our capital commitment. CBRE Global Investors, our sponsor, formed CBRE Strategic Partners Asia to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in Asia, including China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. The initial closing of CBRE Strategic Partners Asia was in October 2007 with additional commitments being accepted through January 2008. CBRE Strategic Partners Asia closed on January 31, 2008, with aggregate capital commitments of $394,203,000. CBRE Strategic Partners Asia has an eight-year term, which may be extended for up to two one-year periods with the approval of two-thirds of the limited partners.

As of December 31, 2011, CBRE Strategic Partners Asia, with its parallel fund CB Richard Ellis Strategic Partners Asia II, L.P., had aggregate investor commitments of approximately $394,203,000 from institutional investors including CBRE Global Investors and had acquired ownership interests in 10 properties, five in China and five in Japan. Two of the five original ownership interest located in China were sold in 2010. As of December 31, 2011, we owned an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. Our capital commitment was pledged as collateral on borrowings of CBRE Strategic Partners Asia of which our pro rata portion of such borrowings was approximately $218,000 based on our 5.07% ownership interest in CBRE Strategic Partners Asia at December 31, 2010. All outstanding borrowings were repaid to the lender in March 2011.

CBRE Strategic Partners Asia is managed by CBRE Investors SP Asia II, LLC, or the Investment Manager, an affiliate of CBRE Global Investors. The Investment Manager is entitled to an annual management fee at an annual rate equal to 1.25% of the capital commitments (or an annual rate of 1.5% of the capital commitments for limited partners (which includes us) with aggregate capital commitments of less than $50,000,000). The Investment Manager is also entitled to an acquisition fee equal to (i) for assets acquired for ground up, new development or asset repositioning involving refurbishment activity, 0.75% of CBRE Strategic Partners Asia’s pro rata share of the total acquisition cost of such investment, plus 0.375% of the amount of projected capital expenditures required for such development or refurbishment activity, or (ii) for all other assets, 0.75% of CBRE Strategic Partners Asia’s pro rata share of the total acquisition cost of such investment. Our share of investment management fees paid to the Investment Manager was approximately $204,000, $282,000 and $300,000, for the years ended December 31, 2011, 2010 and 2009, respectively. No acquisition fees were paid to the investment manager in 2011, 2010 and 2009.

We will pay our Investment Advisor investment management and acquisition fees with respect to our investment in CBRE Strategic Partners Asia. Such fees paid to our investment advisor will be reduced, but not below zero, by our proportionate share of the management and acquisition fees paid to the Investment Manager. As of December 31, 2011, we had paid no fees to our Investment Advisor relating to this investment.

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

See “—Recent Developments,” for an update of this investment.

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

See“—Recent Developments,” for an update of this investment.

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

On October 28, 2010, we made an additional capital contribution of $18,672,000 to the European JV to acquire Langenbach which was also previously owned by subsidiary of Goodman.

On December 20, 2011, we made an additional capital contribution of $62,559,000 to the European JV to acquire the Graben Distribution Center I and II which were previously owned by a subsidiary of Goodman.

Property and Market	Year Built	Property Type	Tenant	Net Rentable Sq. Feet	Percentage Leased	Lease Expiration	Approximate Total Acquisition Cost (in thousands)
Düren, Düren Germany	2008	Warehouse/Distribution	Metsä Tissue GmbH	391,494	100%	1/2013	$16,435
Schönberg, Schönberg, Germany	2009	Warehouse/Distribution	LK Logistik GmbH	453,979	100%	5/2017	$17,274
Langenbach, Munich, Germany	2010	Warehouse/Distribution	DSV Stuttgart GmbH & Co. KG	225,106	100%	7/2015	$23,216
Graben Distribution Center I, Munich, Germany	2011	Warehouse/Distribution	Amazon Fulfillment GmbH	1,017,868	100%	4/2022	$68,703
Graben Distribution Center II, Munich, Germany	2011	Warehouse/Distribution	Deutche Post Immobolien GmbH	73,367	100%	11/2021	$8,585

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

Property Type Concentration

Our property type concentrations as of December 31, 2011 are as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Property Type	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
Office	27	4,421	$1,164,709	29	4,059	$545,829	56	8,480	$1,710,538
Warehouse/Distribution	48	9,813	506,752	15	9,496	407,147	63	19,309	913,899
Retail	2	200	75,838	1	296	44,530	3	496	120,368

Total	77	14,434	$1,747,299	45	13,851	$997,506	122	28,285	$2,744,805

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Geographic Concentration

Our geographic concentrations as of December 31, 2011 are as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Domestic	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
New Jersey	5	1,354	$478,450	—	—	$—	5	1,354	$478,450
Florida	4	1,170	91,018	10	1,728	175,602	14	2,898	266,620
Texas	7	2,003	134,825	4	1,256	81,286	11	3,259	216,111
Virginia	3	840	186,723	—	—	—	3	840	186,723
South Carolina	28	3,618	182,946	—	—	—	28	3,618	182,946
Ohio	—	—	—	8	2,389	181,068	8	2,389	181,068
North Carolina	5	1,360	66,337	5	683	90,731	10	2,043	157,068
Arizona	2	613	62,700	2	1,829	89,131	4	2,442	151,831
California	7	688	146,917	—	—	—	7	688	146,917
Minnesota	2	451	43,759	2	537	71,600	4	988	115,359
Massachusetts	3	769	94,280	—	—	—	3	769	94,280
Indiana	—	—	—	2	2,237	83,801	2	2,237	83,801
Illinois	2	285	43,170	2	203	26,380	4	488	69,550
Missouri	—	—	—	2	252	34,680	2	252	34,680
Tennessee	—	—	—	1	180	29,936	1	180	29,936
Colorado	1	407	24,500	—	—	—	1	407	24,500
Georgia	1	122	21,834	—	—	—	1	122	21,834
Kentucky	1	189	14,800	—	—	—	1	189	14,800
Utah	1	275	13,400	—	—	—	1	275	13,400
Pennsylvania	1	—	12,383	—	—	—	1	—	12,383

Total Domestic	73	14,144	1,618,042	38	11,294	864,215	111	25,438	2,482,257

International
United Kingdom	4	290	129,257	2	395	25,921	6	685	155,178
Germany	—	—	—	5	2,162	107,370	5	2,162	107,370

Total International	4	290	129,257	7	2,557	133,291	11	2,847	262,548

Total	77	14,434	$1,747,299	45	13,851	$997,506	122	28,285	$2,744,805

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Significant Tenants

The following table details our largest tenants as of December 31, 2011 (in thousands):

			Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
	Tenant	Primary Industry	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
1	Amazon.com, Inc(2)	Internet Retail	—	$—	3,884	$14,695	3,884	$14,695
2	Barclay’s Capital	Financial Services	409	12,278	—	—	409	12,278
3	U.S. Government	Government	71	2,263	378	8,392	449	10,655
4	Raytheon Company	Defense and Aerospace	666	9,755	—	—	666	9,755
5	National Union Fire Insurance Co	Insurance	172	6,010	—	—	172	6,010
6	JP Morgan Chase	Financial Services	396	5,893	—	—	396	5,893
7	Nuance Communications	Software	201	5,535	—	—	201	5,535
8	Lord Abbett & Co	Financial Services	149	5,211	—	—	149	5,211
9	Eisai	Pharmaceutical and Health Care Related	209	4,772	—	—	209	4,772
10	Comcast	Telecommunications	220	4,697	—	—	220	4,697
11	Deloitte	Professional Services	175	4,390	—	—	175	4,390
12	Barr Laboratories	Pharmaceutical and Health Care Related	143	4,061	—	—	143	4,061
13	Unilever(3)	Consumer Products	—	—	1,595	3,864	1,595	3,864
14	PPD Development	Pharmaceutical and Health Care Related	—	—	251	3,688	251	3,688
15	Eveready Battery Company	Consumer Products	—	—	168	3,568	168	3,568
16	NDB Capital Markets	Financial Services	97	3,400	—	—	97	3,400
17	Carl Zeiss	Pharmaceutical and Health Care Related	202	3,336	—	—	202	3,336
18	Whirlpool Corp	Consumer Product	1,020	3,179	—	—	1,020	3,179
19	American LaFrance	Vehicle Related Manufacturing	513	3,071	—	—	513	3,071
20	ConAgra Foods	Food Service and Retail	742	3,028	—	—	742	3,028
21	Prime Distribution Services	Logistics and Distribution	—	—	1,200	2,958	1,200	2,958
22	Nationwide Mutual Ins	Insurance	—	—	315	2,869	315	2,869
23	Kellogg’s	Consumer Products	—	—	1,142	2,817	1,142	2,817
24	Time Warner	Telecommunications	134	2,814	—	—	134	2,814
25	B&Q	Home Furnishings/Home Improvement	104	2,595	—	—	104	2,595
26	REMEC	Defense and Aerospace	133	2,504	—	—	133	2,504
27	Syngenta Seeds	Agriculture	116	2,472	—	—	116	2,472
28	Dr. Pepper	Food Service and Retail	601	2,460	—	—	601	2,460
29	Verizon Wireless(4)	Telecommunications	—	—	180	2,306	180	2,306
30	Iowa College Acquisition Corp.(5)	Education	124	2,241	—	—	124	2,241
31	Royal Caribbean Cruises	Travel/Leisure	—	—	129	2,182	129	2,182
32	Citicorp North America	Financial Services	—	—	194	2,081	194	2,081
33	American Home Mortgage	Financial Services	—	—	183	2,024	183	2,024
34	Best Buy	Specialty Retail	238	1,657	30	317	268	1,974
35	Mercy Health Partners of SW Ohio	Pharmaceutical and Health Care Related	—	—	121	1,938	121	1,938
36	NCS Pearson, Inc	Education	—	—	153	1,934	153	1,934
37	Markel Midwest, Inc.	Financial Services	100	1,932	—	—	100	1,932
38	Lockheed Martin	Defense and Aerospace	71	1,903	—	—	71	1,903
39	Disney Vacation Development	Travel/Leisure	—	—	101	1,855	101	1,855
40	Regus Business Centers	Executive Office Suites	86	1,673	—	—	86	1,673
	Other (231 tenants)		6,968	30,932	3,608	32,315	10,576	63,247

			14,060	$134,062	13,632	$89,803	27,692	$223,865

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

Tenant Industries

Our tenants operate across a wide range of industries. The following table details our tenant-industry concentrations as of December 31, 2011 (in thousands):

	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
Primary Tenant Industry Category	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
Financial Services	1,233	$28,375	483	$5,576	1,716	$33,951
Pharmaceutical and Health Care Related	905	13,805	712	8,269	1,617	22,074
Consumer Products	1,270	4,289	3,510	13,191	4,780	17,480
Internet Retail	330	1,426	3,884	14,695	4,214	16,121
Defense and Aerospace	901	14,926	—	—	901	14,926
Insurance	271	7,942	424	4,367	695	12,309
Telecommunications	737	9,611	195	2,504	932	12,115
Logistics and Distribution	1,094	4,628	2,097	6,974	3,191	11,602
Government	72	2,263	378	8,392	450	10,655
Food Service and Retail	2,017	7,796	40	484	2,057	8,280
Vehicle Related Manufacturing	1,362	7,780	—	—	1,362	7,780
Professional Services	243	5,134	182	2,365	425	7,499
Education	124	2,241	364	5,150	488	7,391
Business Services	823	3,256	298	3,605	1,121	6,861
Software	201	5,535	22	363	223	5,898
Home Furnishings/Home Improvement	779	4,404	73	1,154	852	5,558
Other Manufacturing	909	3,071	154	2,452	1,063	5,523
Specialty Retail	391	3,153	111	1,151	502	4,304
Travel and Leisure	—	—	240	4,223	240	4,223
Agriculture	116	2,472	9	97	125	2,569
Apparel Retail	—	—	227	1,944	227	1,944
Executive Office Suites	86	1,673	—	—	86	1,673
Utilities	—	—	127	1,538	127	1,538
Petroleum and Mining	174	155	55	646	229	801
Other Retail	22	127	47	663	69	790

Total	14,060	$134,062	13,632	$89,803	27,692	$223,865

(1)

Net Rentable Square Feet for Unconsolidated Properties is at 100%. Annualized Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Tenant Lease Expirations

The following table sets forth a schedule of expiring leases for our consolidated and unconsolidated properties as of December 31, 2011 (in thousands):

	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
	Expiring Net Rentable Square Feet	Expiring Base Rent	Expiring Net Rentable Square Feet	Expiring Base Rent	Number Of Expiring Leases	Expiring Net Rentable Square Feet	Expiring Base Rent	Percentage of Expiring Base Rent
2012	1,236	$11,414	212	$2,814	46	1,448	$14,228	5.78%
2013	1,654	8,776	641	4,959	42	2,295	13,735	5.58%
2014	899	6,694	130	1,730	30	1,029	8,424	3.42%
2015	1,016	6,393	391	3,899	30	1,407	10,292	4.18%
2016	868	15,486	773	12,268	28	1,641	27,754	11.27%
2017	353	4,263	1,289	10,391	25	1,642	14,654	5.95%
2018	743	8,518	2,187	12,235	19	2,930	20,753	8.43%
2019	2,017	14,700	3,715	18,174	19	5,732	32,874	13.35%
2020	601	12,962	16	162	8	617	13,124	5.33%
2021	2,776	28,568	2,538	16,183	20	5,314	44,751	18.17%
Thereafter	1,897	30,535	1,740	15,153	20	3,637	45,688	18.54%

Total	14,060	$148,309	13,632	$97,968	287	27,692	$246,277	100.00%

Weighted Average Expiration (years)		7.87		7.43				7.70

(1)

Expiring Net Rentable Square Feet for Unconsolidated Properties is at 100%. Expiring Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Property Portfolio Size

Our portfolio size at the end of each quarter since commencement of our initial public offering through December 31, 2011 is as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Cumulative Property Portfolio as of:	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
9/30/2006	9	878	$86,644	—	—	$—	9	878	$86,644
12/31/2006	9	878	86,644	—	—	—	9	878	86,644
3/31/2007	9	878	86,644	—	—	—	9	878	86,644
6/30/2007	10	928	110,491	—	—	—	10	928	110,491
9/30/2007	42	5,439	348,456	—	—	—	42	5,439	348,456
12/31/2007	44	5,576	353,594	—	—	—	44	5,576	353,594
3/31/2008	47	6,257	426,856	—	—	—	47	6,257	426,856
6/30/2008	47	6,257	426,856	1	605	35,636	48	6,862	462,492
9/30/2008	49	6,483	486,777	6	3,307	193,773	55	9,790	680,550
12/31/2008	52	6,771	582,682	8	5,649	273,205	60	12,420	855,887
3/31/2009	52	6,771	582,717	8	5,649	273,130	60	12,420	855,847
6/30/2009	53	7,106	598,103	11	5,976	305,308	64	13,082	903,411
9/30/2009	57	7,805	719,822	11	5,976	305,202	68	13,781	1,025,024
12/31/2009	60	8,630	791,314	13	6,904	356,158	73	15,534	1,147,472
3/31/2010	58	8,407	748,835	18	7,392	418,818	76	15,799	1,167,653
6/30/2010	62	9,086	916,210	22	8,633	471,615	84	17,719	1,387,825
9/30/2010	63	9,295	983,810	22	8,633	471,615	85	17,928	1,455,425
12/31/2010	73	12,800	1,308,560	30	9,901	629,268	103	22,701	1,937,828
3/31/2011	73	12,800	1,308,560	43	11,950	903,508	116	24,750	2,212,068
6/30/2011	75	14,614	1,657,966	43	12,356	917,566	118	26,970	2,575,532
9/30/2011	74	13,906	1,689,048	43	12,355	918,771	117	26,261	2,607,819
12/31/2011	77	14,434	1,747,299	45	13,851	997,506	122	28,285	2,744,805

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

Tax Basis and Real Estate Tax

The following table provides information regarding our tax basis and real estate taxes at each of our consolidated properties as of December 31, 2011:

Location	Property	Original Tax Basis	2011 Annualized Real Estate Taxes
San Diego, CA	REMEC Corporate Campus	$26,667,000	$318,000
Boston, MA	300 Constitution Drive	19,805,000	281,000
Atlanta, GA	Deerfield Commons I	19,572,000	250,000
Atlanta, GA	Deerfield Commons II	2,262,000	52,000
Dallas, TX	505 Century	6,095,000	105,000
Dallas, TX	631 International	5,407,000	95,000
Dallas, TX	660 North Dorothy	6,836,000	99,000
Chicago IL	Bolingbrook Point III	18,170,000	230,000
Spartanburg, SC	Cherokee Corporate Park	3,775,000	33,000
Spartanburg, SC	Community Cash Complex 1-5	7,987,000	147,000
Spartanburg, SC	Fairforest Bldgs. 1-4	19,753,000	357,000
Spartanburg, SC	Fairforest Bldg. 5	16,968,000	276,000
Spartanburg, SC	Fairforest Bldg. 6	7,469,000	158,000
Spartanburg, SC	Fairforest Bldg. 7	5,626,000	117,000
Spartanburg, SC	Greenville/Spartanburg Ind. Pk.	3,388,000	70,000
Spartanburg, SC	Highway 290 Commerce Pk. Bldgs.	20,083,000	308,000
Spartanburg, SC	HJ Park Bldg. 1	4,216,000	105,000
Charleston, SC	Jedburg Commerce Park	41,991,000	316,000
Charlotte, NC	Kings Mountain I	5,497,000	35,000
Charlotte, NC	Kings Mountain II	11,311,000	55,000
Charleston, SC	Mount Holly Building	6,208,000	53,000
Charleston, SC	North Rhett I	10,302,000	139,000
Charleston, SC	North Rhett II	7,073,000	71,000
Charleston, SC	North Rhett III	4,812,000	54,000
Charleston, SC	North Rhett IV	17,060,000	226,000
Charleston, SC	Orangeburg Park Bldg.	5,474,000	128,000
Spartanburg, SC	Orchard Business Park 2	761,000	10,000
Winston-Salem, NC	Union Cross Bldg. I	6,585,000	121,000
Winston-Salem, NC	Union Cross Bldg. II	17,216,000	173,000
Dallas, TX	Lakeside Office Center	17,994,000	298,000
Charlotte, NC	Kings Mountain III	25,728,000	73,000
Houston, TX	Enclave on the Lake	37,827,000	615,000
Washington, DC	Avion Midrise III	21,111,000	211,000
Washington, DC	Avion Midrise IV	21,112,000	211,000
Minneapolis, MN	13201 Wilfred	15,340,000	528,000
Oakland, CA	3011, 3055 & 3077 Comcast Place	49,000,000	795,000
Boston, MA	140 Depot Street	18,950,000	231,000
Orlando, FL	12650 Ingenuity Drive	25,350,000	303,000
Minneapolis, MN	Crest Ridge Corporate Center I	28,419,000	1,028,000
Jacksonville, FL	West Point Trade Center	29,000,000	483,000
Oakland, CA	5160 Hacienda Dr.	38,500,000	459,000
San Diego, CA	10450 Pacific Center Ct.	32,750,000	365,000
Northern NJ	225 Summit Avenue	40,600,000	472,000
Boston, MA	One Wayside Road	55,525,000	537,000
Northern NJ	100 Tice Blvd.	67,600,000	631,000
Chicago, IL	Ten Parkway North	25,000,000	365,000
Washington, DC	Pacific Corporate Park	144,500,000	1,911,000
Northern NJ	100 Kimball Drive	60,250,000	795,000
Dallas, TX	4701 Gold Spike Drive	20,300,000	497,000
Cincinnati, OH	1985 International Way	14,800,000	146,000
Salt Lake City, UT	Summit Distribution Center	13,400,000	190,000

Location	Property	Original Tax Basis	2011 Annualized Real Estate Taxes
Jacksonville, FL	3660 Deerpark Boulevard	15,300,000	190,000
Phoenix, AZ	Tolleson Commerce Park II	9,200,000	208,000
New York City Metro, NJ	70 Hudson Street	155,000,000	1,275,000
New York City Metro, NJ	90 Hudson Street	155,000,000	1,364,000
Dallas, TX	Millers Ferry Road	40,366,000	158,000
Phoenix, AZ	Sky Harbor Operations Center	53,500,000	N/A
Denver, CO	Aurora Commerce Center Bldg. C	24,500,000	461,000
Tampa FL	Sabal Pavilion	21,368,000	287,000
Philadelphia, PA(1)	1400 Atwater Drive	12,383,000	N/A
Coventry, UK	602 Central Blvd.	23,847,000	N/A
Reading, UK	Thames Valley Five	29,572,000	N/A
Wakefield, UK	Albion Mills Retail Park	22,098,000	N/A
Peterborough, UK	Maskew Retail Park	53,740,000	N/A

Total		$1,747,299,000	$19,469,000

(1)

This amount is based on the pre-construction completion assessed value of this property and the post-construction completion date assessment is likely to increase our future annualized real-estate taxes on this property.

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

Recent Developments

On January 31, 2012, we were notified that the investment period of CBRE Strategic Partners Asia was extended nine months from January 31, 2012 to October 31, 2012. Additionally, cash distributions received in connection with the 2010 Beijing residential property sale are no longer subject to recall and reinvestment.

On February 16, 2012, we entered into a construction loan agreement with the Atwater joint venture to provide it with up to $49,575,000 of financing which will be available for disbursements to fund construction expenditures at 1400 Atwater Drive. We will receive a $250,000 financing fee from the joint venture for providing this construction loan. The construction loan will bear interest at 5.00% of amounts outstanding and is scheduled to mature on April 30, 2013, unless otherwise extended. This construction loan, together with our joint venture to develop 1400 Atwater Drive, will be consolidated by us for reporting purposes.

On March 19, 2012, the UK JV acquired Valley Park, Unit D, located in Rugby, United Kingdom, for £8,142,600 ($12,808,310 assuming an exchange rate of £1.5730:$1.00, $10,246,648 at our 80% pro rate share), exclusive of customary closing costs. We funded our 80% pro rata share of the acquisition using the net proceeds from our recently completed offering of common shares of beneficial interest. Valley Park, Unit D is a 146,491 square foot warehouse/distribution building constructed in 2000 and is 100% leased to Exel Europe Ltd. through September 2016. Exel Europe Ltd., operating under the DHL brand, uses Valley Park, Unit D as a regional distribution center for the UK’s National Health Service. The Exel Europe Ltd. lease is guaranteed by its parent company Exel Holdings Ltd. Exel Europe Ltd. is a third-party logistics provider. Upon closing we paid the Investment Advisor a $153,700 acquisition fee.

On March 20, 2012, we acquired 2400 Dralle Road, located in University Park, Illinois, a suburb of Chicago, for approximately $64,250,000, exclusive of customary closing costs. We funded the acquisition amount using the net proceeds from our recently completed offering of common shares of beneficial interest. 2400 Dralle Road is a 1,350,000 square foot warehouse/distribution building constructed in 2011 that is 100% leased to The Clorox Company (NYSE: CLX) through August 2021 and is used as a regional distribution center. The Clorox Company is a major global manufacturer of consumer and institutional products. Upon closing we paid the Investment Advisor a $963,750 acquisition fee.

ITEM 3.	LEGAL PROCEEDINGS

We were not party to any material legal proceedings at December 31, 2011.

ITEM 4.	MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 29, 2012, we had approximately 248,650,940 common shares outstanding, held by a total of 63,444 shareholders. The number of shareholders is based on the records of DST Systems, Inc., which serves as our registrar and transfer agent. There is no active public trading market for our common shares and a trading market may never develop or, if developed, such market may not be sustained. As a result, you may find it difficult to find a buyer for your shares. If you are able to find a buyer for your shares, you may sell your shares to that buyer only if the buyer satisfies the suitability standards applicable to him or her, including any suitability standards imposed by such potential buyer’s state of residence. In addition, our charter prohibits the ownership of more than 3.0% by number or value, whichever is more restrictive, of our outstanding common shares or more than 3.0% by number or value, whichever is more restrictive, of our outstanding shares, unless exempted by our board of trustees. Consequently, there is the risk that our shareholders may not be able to sell their shares at a time or price acceptable to them. Pursuant to our follow-on public offering, which closed on January 30, 2012, we sold our common shares to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to our dividend reinvestment plan. We are currently issuing common shares to shareholders at a price of $9.50 per share pursuant to our dividend reinvestment plan.

To assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”), we intend to provide reports of the per share estimate value of common shares to those fiduciaries who request such requests. In addition, in order for Financial Industry Regulatory Authority (“FINRA”) members and their associated persons to have participated in the sale of common shares pursuant to our public offerings, we are required pursuant to FINRA Rule 2310 to disclose in each annual report distributed to shareholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. For these purposes, the estimated value of the shares was deemed to be $10.00 per share as of December 31, 2011. The basis for this estimated value is the fact that, as of December 31, 2011, we were conducting our public offering of our common shares at the price of $10.00 per share to third-party investors through arms-length transactions. However, there is no established public trading market for the common shares at this time, and there can be no assurance that shareholders could receive $10.00 per share if such a market did exist and they sold their common shares or that they will be able to receive such amount for their common shares in the future. Moreover, we have not performed an appraisal of our properties; as such, this estimated value is not necessarily based upon the appraised value of our properties, nor does it necessarily represent the amount shareholders would receive if our properties were sold and the proceeds distributed to our shareholders in a liquidation, which amount may be less than $10.00 per share. Until 18 months after the termination of our follow-on public offering, we intend to use the offering price of our common shares in our follow-on public offering as the per share estimated value. Thereafter, the value of the properties and other assets will be based on valuations of either our properties or us as a whole, whichever valuation method our Board of Trustees determines to be appropriate, which may include independent valuations of our properties or of our company as a whole.

Dividend Reinvestment Plan

On February 3, 2012, our Board of Trustees adopted and approved an amendment and restatement of our dividend reinvestment plan. The following is a summary of our amended and restated dividend reinvestment plan (the “divided reinvestment plan”) that allows you to have dividends and other distributions otherwise distributable to you invested in additional common shares. As of December 31, 2011, we had issued 11,107,304 common shares pursuant to our original dividend reinvestment plan.

Administrator

DST systems, Inc. serves as the plan administrator. The plan administrator administers the plan, keeps records and provides each participant with purchase confirmations.

Eligibility

Our existing shareholders, and persons who receive our shares upon conversion of OP units of CBRE OP are eligible to participate in our dividend reinvestment plan, provided such persons meet the investor suitability and minimum purchase requirements of their states of residence. We may elect to deny your participation in the dividend reinvestment plan if you reside in a jurisdiction or foreign country where, in our judgment, the burden or expense of compliance with applicable securities laws makes your participation impracticable or inadvisable.

Election to Participate

Assuming you are eligible, you may elect to participate in the dividend reinvestment plan by completing the enrollment form available from the plan administrator. Your participation in the dividend reinvestment plan will begin with the next dividend made after receipt of your enrollment form provided such notice is received more than 30 days prior to the last day of the fiscal quarter. Once enrolled, you may continue to purchase shares under our dividend reinvestment plan until we have sold all of the shares registered in the dividend reinvestment plan offering, have terminated the dividend reinvestment plan offering or have terminated the dividend reinvestment plan. If you participate in the dividend reinvestment plan, all of your dividends will be reinvested through the plan.

Share Purchases

Our Board of Trustees determined that the offering price for shares under the dividend reinvestment plan will initially be $9.50 per share. In our recent public offerings of common shares, the price per common share was $10.00. In the event that our Board of Trustees determines that the fair market value of our common shares has changed, common shares will thereafter be sold pursuant to the dividend reinvestment plan at a price determined by our Board of Trustees, which price shall not be less than 95% of the fair market value of a common share on the reinvestment date (including any administrative costs paid by us on participants’ behalf) as so determined. There is no public trading market for our common shares. The initial offering price per share may not reflect the value of the underlying assets. The selling price also may not be indicative of the price at which the shares may trade if they were listed on an exchange or of the proceeds that a shareholder may receive if we liquidated or dissolved. The purchase of fractional shares is a permissible, and likely, result of the reinvestment of distributions under the dividend reinvestment plan. Shares may be issued under the dividend reinvestment plan until all shares registered as part of the dividend reinvestment plan offering have been sold.

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

Purchase Confirmations

The plan administrator provides a confirmation of your quarterly purchases under the dividend reinvestment plan. The plan administrator is to provide the confirmation to you or your designee within 30 days after the end of each quarter, which confirmation is to disclose the following information:

¡	each dividend reinvested for your account during the quarter;

¡	the date of the reinvestment;

¡	the number and price of the shares purchased by you;

¡	the total number of shares in your account; and

¡	all material information regarding the dividend reinvestment plan and the effect of reinvesting dividends.

Fees and Commissions

We do not pay selling commissions, a dealer manager fee or the marketing support fee on shares sold under our dividend reinvestment plan. We do not receive a fee for selling shares under the dividend reinvestment plan. We are responsible for all administrative charges and expenses charged by the plan administrator. Any interest earned on such distributions will be paid to us to defray certain costs relating to the dividend reinvestment plan.

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

Termination of Participation

You may terminate your participation (in whole and not in part) in the dividend reinvestment plan at any time, without penalty, by providing written notice to us at least ten business days prior to the last day of the fiscal period to which the distribution relates. If you terminate your participation in the dividend reinvestment plan, the plan administrator will send you a check in payment for the amount of any distributions that have not been reinvested in shares, and our record books will be revised to reflect the ownership records of your whole and fractional shares. Any transfer of your shares will effect a termination of the participation of those shares in the dividend reinvestment plan. You must promptly notify us should you no longer meet the suitability standards described under the “Suitability Standards” section of the prospectus relating to our dividend reinvestment plan offering or cannot make the other representations or warranties set forth in the enrollment form at any time prior to the listing of our shares on the New York Stock Exchange or another national exchange. We will terminate your participation to the extent that a reinvestment of your dividends in our shares would cause you to exceed the ownership limitation contained in our declaration of trust. In the event you terminate your participation in the dividend reinvestment plan, you may subsequently re-enroll in the plan upon receipt of the then current version of the prospectus relating to our dividend reinvestment plan offering by notifying the plan agent and completing any required documents.

Amendment or Termination of Plan

We may amend or terminate the dividend reinvestment plan for any reason at any time upon ten days prior written notice to participants.

Share Redemption Program

On February 3, 2012, our Board of Trustees adopted and approved an amendment and restatement of our share redemption program (the “share redemption program”). Our share redemption program is designed to provide existing shareholders with limited, interim liquidity by enabling them to sell shares back to us prior to a liquidity event. Shareholders who have held their shares for at least one year and who purchased those shares from us or received the shares from us through a non-cash transaction, not in the secondary market, may, on a quarterly basis, present to us for redemption all or any portion of their shares. However, in the event that an eligible shareholder presents fewer than all of his or her shares to us for redemption, such shareholder must present at least 25% of his or her shares to us for redemption and must retain at least $5,000 of common shares if any shares are held after such redemption. At that time, we may, subject to the conditions and limitations described below, redeem such shares for cash to the extent that we have sufficient funds available from the proceeds received through our dividend reinvestment plan and, at the sole discretion of our Board of Trustees, other sources, to fund such redemption after the payment of dividends necessary to maintain our qualification as a REIT and to avoid payment of any U.S. federal income tax or excise tax on our net taxable income and other funding needs as determined by our Board of Trustees.

Subject to certain restrictions discussed herein, we may redeem shares, from time to time, at the following prices:

Share Purchase Anniversary	Redemption Price as a Percentage of Purchase Price
Less than 1 year	No Redemption Allowed
1 year	92.0%
2 years	93.5%
3 years	95.0%
4 and longer	100.0%

At any time that we are engaged in an offering of our common shares, the per share redemption price will not exceed the applicable per share offering price. Thereafter, the per share redemption price will be the applicable per share offering price paid until we conduct an annual valuation of our shares. After an annual valuation, the per share redemption price will be based on the then-current net asset value of our common shares as determined by our Board of Trustees (as adjusted for any share dividends, combinations, splits, recapitalizations and the like with respect to our common shares). Shares issued pursuant to our dividend reinvestment plan will be redeemed according to the above schedule at a price based upon the indicated percentage of the purchase price paid for such shares acquired through the dividend reinvestment plan. Our Board of Trustees will announce any purchase price adjustment and the time period of its effectiveness as a part of its regular communications with our shareholders.

Our Board of Trustees has delegated to our officers the right to waive the one-year holding period and pro rata redemption requirements described below in the event of the death, disability (as such term is defined in the Internal Revenue Code) or bankruptcy of a shareholder. Shares that are redeemed in connection with the death, disability or bankruptcy of a shareholder will be redeemed at the time of showing death, disability or bankruptcy and at 100% of the price at which the investor purchased such shares while the share redemption program is in effect and sufficient funds are available from the proceeds received through our dividend reinvestment plan or, at the sole discretion of our Board of Trustees, other sources. However, in the event that an eligible shareholder presents fewer than all of his or her shares to us for redemption, such shareholder must present at least 25% of his or her shares to us for redemption and must retain at least $5,000 of common shares if any shares are held after such redemption.

Redemption of shares, when requested, will be made quarterly and, in the event our available cash from the proceeds received through our dividend reinvestment plan or, at the sole discretion of our Board of Trustees, other sources, is insufficient to fund all redemption requests, each shareholders request will be reduced on a pro rata basis. Alternatively, if we do not have such funds available, at the time when redemption is requested, a shareholder can (i) withdraw his or her request for redemption, or (ii) ask that we carry over his or her request to the next quarterly period, if any, when sufficient funds become available. If a shareholder does not make a subsequent request, we will treat the initial redemption request as cancelled.

We are not obligated to redeem common shares under our share redemption program. During any calendar year, we will not redeem more than 5% of the weighted average number of shares outstanding during the prior calendar year. The aggregate amount of redemptions under our share redemption program is not expected to exceed the aggregate proceeds received during any calendar year from the sale of shares pursuant to our dividend reinvestment plan. However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our dividend reinvestment plan are not sufficient to fund redemption requests pursuant to the 5% limitation outlined above, the Board of Trustees may, in its sole discretion, choose to use other sources of funds to redeem common shares. Such sources of funds could include cash on hand and cash available from borrowings. We cannot guarantee that any funds set aside for our share redemption program will be sufficient to accommodate any or all requests made in any year.

Our Board of Trustees, in its sole discretion, may choose to terminate or otherwise amend the terms of the share redemption program or to reduce the number of shares purchased under the share redemption program if it determines the funds otherwise available to fund our share redemption program are needed for other purposes or it is in the best interests of our shareholders to increase our cash reserves. If we terminate, amend or suspend the share redemption program or reduce the number of shares to be redeemed under the share redemption program, we will provide 30 days’ advance notice to shareholders, and we will disclose the change in quarterly and annual reports filed with the SEC on Form 10-Q and Form 10-K.

A shareholder who wishes to have his or her shares redeemed must mail or deliver a written request on a form we provide, executed by the shareholder, its trustee or authorized agent, to the redemption agent, which is currently DST Systems, Inc. Within 30 days following the redemption agent’s receipt of the shareholders request, the redemption agent will forward to such shareholder the documents necessary to affect the redemption, including any signature guarantee we or the redemption agent may require. The redemption agent will affect such redemption for the calendar quarter provided that it receives the properly completed redemption documents relating to the shares to be redeemed from the shareholder at least one calendar month prior to the last day of the current calendar quarter and has sufficient funds available to redeem such shares. The effective date of any redemption will be the last date during a quarter during which the redemption agent receives the properly completed redemption documents. As a result, we anticipate that, assuming sufficient funds are available for redemption, the redemptions will be paid no later than 30 days after the quarterly determination of the availability of funds for redemption.

You will have no right to request redemption of your shares should our shares become listed on a national securities exchange, the Nasdaq Global Select Market or the Nasdaq Global Market. Our share redemption program is only intended to provide interim liquidity for our existing shareholders until a secondary market develops for the shares, at which time the program would terminate. No such market presently exists, and we cannot assure you that any market for your shares will ever develop.

For the years ended December 31, 2011 and 2010, we received requests to redeem 4,698,734 common shares and 2,057,122, common shares, respectively, pursuant to our share redemption program. We redeemed 100% and 100% of the redemption requests for the years ended December 31, 2011 and 2010 at an average price per share of $9.21 and $9.16. We funded share redemptions for the periods noted above from the proceeds of the sale of our common shares pursuant to our dividend reinvestment plan.

Shares

The number of our common shares issued and outstanding as of March 29, 2012 was 248,650,940.

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

The following table sets forth the distributions per common share declared by our Board of Trustees and dates of such distributions:

Quarter	Declared	Date of Distribution
First Quarter, 2010	$0.15	April 16, 2010
Second Quarter, 2010	$0.15	July 16, 2010
Third Quarter, 2010	$0.15	October 15, 2010
Fourth Quarter, 2010	$0.15	January 14, 2011
First Quarter, 2011	$0.15	April 15, 2011
Second Quarter, 2011	$0.15	July 15, 2011
Third Quarter, 2011	$0.15	October 14, 2011
Fourth Quarter, 2011	$0.15	January 13, 2011
First Quarter, 2012	$0.15	April 13, 2012*
Second Quarter, 2012	$0.15	July 13, 2012*

*	Anticipated payment date

The following table presents total distributions declared and paid and distributions per share:

2011 Quarters	First	Second	Third	Fourth
Total distributions declared and paid	$25,306,000	$27,125,000	$29,911,000	$32,785,000
Distributions per share	$0.15	$0.15	$0.15	$0.15
Amount of distributions per share funded by cash flows provided by operating entities	$0.0758	$0.0707	$0.0888	$0.0716
Amount of distributions per share funded by uninvested proceeds from financings of our properties	$0.0742	$0.0793	$0.0612	$0.0784

2010 Quarters	First	Second	Third	Fourth
Total distributions declared and paid	$16,841,000	$19,266,000	$21,623,000	$24,053,000
Distributions per share	$0.15	$0.15	$0.15	$0.15
Amount of distributions per share funded by cash flows provided by operating entities	$0.1212	$0.0540	$0.0826	$0.0444
Amount of distributions per share funded by uninvested proceeds from financing of our properties	$0.0288	$0.0960	0.0674	$0.1056

On March 6, 2012, our Board of Trustees approved a quarterly distribution to shareholders of $0.15 per common share for the second quarter of 2012. The distribution will be calculated on a daily basis and paid on July 13, 2012 to shareholders of record during the period April 1, 2012 through and including June 30, 2012. On an annualized basis, this distribution amount represents a 6.0% yield based on the current $10.00 per share offering price of our common shares. However, no assurance can be made that distributions will be sustained at current levels.

On December 13, 2011, our Board of Trustees approved a quarterly distribution to shareholders of $0.15 per common share for the first quarter of 2012. The distribution will be calculated on a daily basis and paid on April 13, 2012 to shareholders of record during the period January 1, 2012 through and including March 31, 2012.

Our first quarter 2011 distributions, paid on April 15, 2011, were funded 50.51% by cash flows provided by operating activities and 49.49% from uninvested proceeds from financings of our properties. In addition, distributions totaling $10,861,000 were reinvested in our common shares pursuant to our dividend reinvestment plan. Our second quarter 2011 distributions, paid on July 15, 2011, were funded 47.10% by cash flows provided by operating activities and 52.90% from uninvested proceeds from financings of our properties. In addition, distributions totaling $11,806,000 were reinvested in our common shares pursuant to our dividend reinvestment plan. Our third quarter 2011 distributions, paid on October 14, 2011, were funded 59.22% by cash flows provided by operating activities and 40.78% from uninvested proceeds from financings of our properties. In addition, distributions totaling $13,269,000 were reinvested in our common shares pursuant to our dividend reinvestment plan. Our fourth quarter 2011 distributions, paid on January 14, 2012, were funded 47.74% by cash flows provided by operating activities and 52.26% from uninvested proceeds from financings of our properties. In addition, distributions totaling $14,737,000 were reinvested in our common shares pursuant to our dividend reinvestment plan.

Our 2011 distributions were funded 51.17% by cash flows provided by operating activities and 48.83% from uninvested proceeds from financings of our properties. In addition, 2011 distributions totaling $50,674,000 were reinvested in our common shares pursuant to our dividend reinvestment plan during 2011.

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

To the extent that our cash available for distribution is less than the amount we are required to distribute to qualify as a REIT, we may consider various funding sources to cover any shortfall, including borrowing funds on a short-term, or possibly long-term, basis, using proceeds from our follow-on public offering, or selling properties. In addition, we may utilize these funding sources to make distributions that exceed the amount we are required to distribute to qualify as a REIT.

Unregistered Sales and Repurchases of Securities

During the year ended December 31, 2011, we did not sell any equity securities that are not registered under the Securities Act of 1933, as amended. See “Share Redemption Program” for a discussion of our share redemption program, including shares that we have redeemed thereunder.

The following table provides information with respect to our share redemption program for the three months ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
October	1,476,942	$9.32	N/A	N/A
November	—	—	N/A	N/A
December	—	—	N/A	N/A
Total	1,476,942	$9.32	N/A	N/A

Use of Proceeds from Sale of Registered Securities

The registration statement relating to our initial public offering (No. 333-127405) was declared effective on October 24, 2006. CNL Securities Corp. was the dealer manager of our initial public offering. The registration statement covered up to $2,000,000,000 in common shares of beneficial interest, 90% of which were offered at a price of $10.00 per share, and 10% of which were offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor or another firm we choose for that purpose. Our initial public offering was terminated effective as of the close of business on January 29, 2009. As of the close of business on January 29, 2009, we had sold a total of 60,808,967 common shares in the initial public offering, including 1,487,943 common shares which were issued pursuant to our dividend reinvestment plan. We withdrew from registration a total of 140,243,665 common shares that were registered but not sold in connection with the initial public offering. From October 24, 2006 (effective date) through January 29, 2009 (termination date), we had accepted subscriptions from 13,270 investors, issued 60,808,967 common shares and received $607,345,702 in gross offering proceeds pursuant to our initial public offering. After payment of approximately $8,290,000 in acquisition fees and related expenses, payment of approximately $26,335,000 in selling commission, $8,898,000 in dealer manager fees, $4,008,000 in marketing support fees and payment of approximately $12,147,000 in organization and offering expenses, as of January 29, 2009, we had raised aggregate net offering proceeds of approximately $548,000,000.

The registration statement relating to our follow-on public offering (No. 333-152653) was declared effective on January 30, 2009. CNL Securities Corp. was the dealer manager of our follow-on offering. The registration statement covered up to $3,000,000,000 in common shares of beneficial interest, 90% of which were offered at a price of $10.00 per share, and 10% of which were offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor or another firm we choose for that purpose. Our follow-on offering was closed on January 30, 2012. From January 29, 2009 (effective date) to January 30, 2012 (close), we had accepted subscriptions from 49,990 investors, issued 190,672,251 common shares and received $1,901,137,211 in gross offering proceeds pursuant to our follow-on public offering. After payment of approximately $38,343,550 in acquisition fees and related expenses, payment of approximately $109,546,000 in selling commissions, $36,238,000 in dealer manager fees, $18,002,000 in marketing support fees and payment of approximately $24,435,000 in organization and offering expenses, as of January 30, 2012, we had raised aggregate net offering proceeds of approximately $1,674,572,661.

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

On June 17, 2011, our Board’s independent trustees, Messrs. Black, Reid and Orphanides, were awarded equity grants under our 2004 equity incentive plan on the following terms: (i) each award was for $9,200 in restricted common shares of the Trust (or 1,000 shares at $9.20 per share) for a total of $27,600; (ii) each award vested in its entirety, upon issuance; and (iii) the independent trustee would not be able to redeem any of the restricted common shares prior to the third anniversary of date of issuance, but retains the rights to dividends declared and paid during such restriction period. We recognized a stock based compensation expense of $27,600 during the year ended December 31, 2011 as a result of granting these awards to our independent trustees.

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

Available shares

Subject to adjustment upon certain corporate transactions or events, a maximum of 20,000,000 common shares (but not more than 10% of the common shares outstanding at the time of grant) may be subject to share options, shares of restricted shares, phantom shares and dividend equivalent rights under the 2004 equity incentive plan. Any common shares withheld or surrendered by plan participants in connection with the payment of an option exercise price or in connection with tax withholding will not count towards the share limitation and will be available for issuance under the 2004 equity incentive plan. If an option or other award granted under the 2004 equity incentive plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Unless previously terminated by our Board of Trustees, no new award may be granted under the 2004 equity incentive plan after the tenth anniversary of the date that such plan was initially approved by our Board of Trustees. No award may be granted under our 2004 equity incentive plan to any person who, assuming exercise of all options and payment of all awards held by such person would own or be deemed to own more than 3.0% of our outstanding common shares. As of December 31, 2011, the number of common shares remaining or available for future issuance under the 2004 equity incentive plan was 19,973,000.

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

As of December 31, 2011, no awards have been granted under our 2004 performance bonus plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our consolidated financial data on a historical basis for the periods ended December 31, 2011, 2010, 2009, 2008, and 2007.

CB Richard Ellis Realty Trust

(in thousands, except share data)

	2011	2010	2009	2008	2007
Statement of Operations Data:
Revenue
Rental	$121,459	$69,373	$47,023	$33,396	$14,028
Tenant Reimbursements	27,097	14,166	9,301	6,753	2,633

Total Revenue	148,556	83,539	56,324	40,149	16,661

Expenses
Operating and Maintenance	16,883	8,618	4,974	3,248	1,057
Property Taxes	17,840	10,965	7,624	5,479	1,778
Interest	33,735	14,881	11,378	10,323	5,049
General and Administrative Expense	6,171	5,526	4,246	3,320	1,853
Property Management Fee to Related Party	1,470	948	656	491	160
Investment Management Fee to Related Party	20,908	11,595	7,803	3,964	1,547
Acquisition Expenses	14,464	17,531	5,832	—	—
Depreciation and Amortization	61,415	32,125	25,093	17,171	8,050
Loss on Impairment	—	—	9,160	—	—

Total Expenses	172,886	102,189	76,766	43,996	19,494

Other Income and Expenses
Interest and Other Income	1,619	1,260	344	2,039	2,855
Net Settlement (Payments) Receipts on Interest Rate Swaps	(700)	(1,096)	(660)	65	—
Gain (Loss) on Interest Rate Swaps and Cap	397	23	89	(1,496)	—
(Loss) Gain on Note Payable at Fair Value	(25)	(118)	(807)	1,168	—
Loss on Early Extinguishment of Debt	(108)	(72)	—	—	—
Loss on Transfer of Real Estate Held for Sale to Continuing Operations	—	—	—	(3,451)	—

Total Other Income and (Expenses)	1,183	(3)	(1,034)	(1,675)	2,855

Income (Loss) Before (Provision) Benefit for Income Taxes and Equity in Income (Loss) of Unconsolidated Entities	(23,147)	(18,653)	(21,476)	(5,522)	22
(Provision) Benefit for Income Taxes	(456)	(296)	(169)	82	(279)
Equity in Income (Loss) of Unconsolidated Entities	3,590	8,838	2,743	(1,242)	(150)

Net Loss From Continuing Operations	(20,013)	(10,111)	(18,902)	(6,682)	(407)
Income (Loss) From Discontinued Operations	728	(507)	—	—	—

Net Loss	(19,285)	(10,618)	(18,902)	(6,682)	(407)
Net Loss Attributable to Non-Controlling Operating Partnership Units	26	18	54	26	4

Net Loss Attributable to CB Richard Ellis Realty Trust Shareholders	$(19,259)	$(10,600)	$(18,848)	$(6,656)	$(403)

Per Share Data:
Basic and Diluted Net Loss Per Share from Continuing Operations	$(0.10)	$(0.08)	$(0.23)	$(0.14)	$(0.02)
Basic and Diluted Net Income (Loss) Per Share from Discontinued Operations	$—	$—	$—	$—	$—

Weighted Average Common Shares Outstanding—Basic and Diluted	192,042,918	136,456,565	81,367,593	46,089,680	18,545,418
Dividends Declared Per Share	$0.60	$0.60	$0.60	$0.59	$0.54

	December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Investments in Real Estate, After Accumulated Depreciation and Amortization	$1,414,726	$1,055,975	$639,573	$484,827	$309,805
Investments in Unconsolidated Entities	537,631	410,062	214,097	131,703	101
Real Estate and Other Assets Held for Sale	—	22,056	—	—	—
Total Assets	2,440,700	1,716,720	1,059,019	709,920	435,751
Notes Payable	638,921	365,592	212,425	177,161	116,876
Loan Payable	25,000	60,000	—	—	45,000
Liabilities Related to Real Estate and Other Assets Held for Sale	—	441	—	—	—
Total Liabilities	768,941	491,954	256,556	220,249	189,224
Non-Controlling Interest—Variable Interest Entity	686	—	—	—	—
Non-Controlling Interest—Operating Partnership Units	2,464	2,464	2,464	2,464	2,464
Shareholders’ Equity	1,668,609	1,222,302	799,999	487,207	244,063
Total Liabilities and Equity	2,440,700	1,716,720	1,059,019	709,920	435,751

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Cautionary Note Regarding Forward-Looking Statements

This document contains various “forward-looking statements.” You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “would,” “could,” “should,” “seeks,” “approximately,” “intends,” “plans,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Statements regarding the following subjects may be impacted by a number of risks and uncertainties:

¡	our business strategy;

¡	our ability to obtain future financing arrangements;

¡	estimates relating to our future distributions;

¡	our understanding of our competition;

¡	market trends;

¡	projected capital expenditures;

¡	the impact of technology on our products, operations and business; and

¡	the use of the proceeds of our dividend reinvestment plan offering and subsequent offerings.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common shares, along with the following factors that could cause actual results to vary from our forward-looking statements:

¡	national, regional and local economic climates;

¡	the continued volatility and disruption of capital and credit markets, including the global impact of the current credit crisis in the U.S. and Europe;

¡	changes in supply and demand for office and industrial, retail and multi-family residential properties;

¡	adverse changes in the real estate markets, including increasing vacancy, decreasing rental revenue and increasing insurance costs;

¡	availability and credit worthiness of prospective tenants;

¡	our ability to maintain rental rates and maximize occupancy;

¡	our ability to identify acquisitions;

¡	our failure to successfully manage growth or operate acquired properties;

¡	our pace of acquisitions and/or dispositions of properties;

¡	risks related to development projects (including construction delay, cost overruns or our inability to obtain necessary permits);

¡	payment of distributions from sources other than cash flows and operating activities;

¡	our corporate debt ratings and changes in the general interest rate environment;

¡	availability of capital (debt and equity);

¡	our ability to refinance existing indebtedness or incur additional indebtedness;

¡	failure to comply with our debt covenants;

¡	unanticipated increases in financing and other costs, including a rise in interest rates;

¡	the actual outcome of the resolution of any conflict;

¡	material adverse actions or omissions by any of our joint venture partners;

¡	availability of and ability to retain our executive officers and other qualified personnel, whether through the Investment Advisor and its affiliates or otherwise;

¡	CBRE Advisors LLC remaining as our Investment Advisor;

¡	future terrorist attacks in the United States or abroad;

¡	the ability of CBRE OP to qualify as a partnership for U.S. federal income tax purposes;

¡	foreign currency fluctuations;

¡	accounting principles and policies and guidelines applicable to REITs;

¡	legislative or regulatory changes adversely affecting REITs and the real estate business;

¡	environmental, regulatory and/or safety requirements; and

¡

other factors discussed under Item 1A Risk Factors of this Annual Report on Form 10-K for the year ended December 31, 2011 and those factors that may be contained in any filing we make with the SEC, including Part II, Item 1A of Form 10-Qs.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. “Risk Factors.”

Overview

We are a Maryland real estate investment trust that invests in real estate properties, focusing primarily on office and industrial (primarily warehouse/distribution) and to a lesser extent, retail and potentially multi-family residential properties, as well as other real estate-related assets. We may also utilize our expertise and resources to capitalize on unique opportunities that may exist elsewhere in the marketplace, in which we might also acquire interests in mortgages or other investments where we could seek to acquire the underlying property. We will not invest more than 20% of our total assets in any single investment. We intend to invest primarily in properties located in geographically-diverse major metropolitan areas in the United States. In addition, we currently intend to invest up to 30% of our total assets in properties outside of the United States. Our international investments may be in markets in which CBRE Global Investors has existing operations or previous investment experience, or may be in partnership with other entities that have significant local-market expertise. We expect that our international investments will focus on properties typically located in significant business districts and suburban markets.

We commenced operations in July 2004, following an initial private placement of our common shares of beneficial interest. We raised aggregate net proceeds (after commissions and expenses) of approximately $55,500,000 from July 2004 to October 2004 in private placements of our common shares. On October 24, 2006, we commenced an initial public offering of up to $2,000,000,000 in our common shares. Our initial public offering was terminated effective as of the close of business on January 29, 2009. As of the close of business on January 29, 2009, we had sold a total of 60,808,967 common shares in the initial public offering, including 1,487,943 common shares which were issued pursuant to our dividend reinvestment plan, and received $607,345,702 in gross proceeds. On January 30, 2009, we commenced a follow-on public offering of up to $3,000,000,000 in our common shares. Our follow-on public offering was terminated effective as of the close of business on January 30, 2012. As of the close of business on January 30, 2012, we had sold a total of 190,672,251 common shares in the follow-on public offering, including 11,170,603 common shares which were issued pursuant to our dividend reinvestment plan, and received $1,901,137,211 in gross proceeds. On February 3, 2012, we filed a registration statement on Form S-3 to register 25,000,000 of our common shares for up to $237,500,000 pursuant to the amended and restated dividend reinvestment plan.

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

In 2010, our Board of Trustees established a Special Committee of the Board (the “Special Committee”) consisting of all of the Board’s independent trustees, Messrs. Black (Chairman); Reid and Orphanides, to explore and review our strategic alternatives and liquidity events in accordance with our investment objectives and the Special Committee engaged Robert A. Stanger & Co., Inc. as its financial advisor, to assist with its exploration and review of our strategic alternatives and liquidity events in accordance with our investment objectives (as discussed above). During 2011, with the assistance of its financial advisor and in consultation with the Investment Advisor and our Board of Trustees, the Special Committee discussed and considered various strategic alternatives, including potentially continuing as a going concern under our current business plan, a potential liquidation of our assets either through a sale or merger of our company (including through either a bulk sale of our portfolio or through a sale of our individual properties) as well as a potential listing of our shares on a national securities exchange. In December 2011, after consideration of the recent general economic and capital market conditions, market conditions for listed REITs, credit market conditions, our operational performance, the status of our portfolio, our then current offering and our current and anticipated deployment of available capital to investments, the Special Committee and our Board of Trustees determined it was in the best interests of our shareholders for our shares to remain unlisted and to continue operations rather than commencing a liquidation of our assets. The Special Committee and our Board of Trustees believed that remaining unlisted and continuing our operations would provide us with the ability to purchase additional properties in order to continue to expand and diversify our portfolio and thus better position us for a favorable liquidity event. We cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future and there can be no assurance that our continuing operation will result in any particular outcome or that we will be able to successfully execute strategies relating to capital deployment, additional property acquisitions, or other investment or operational strategies in part or at all. Although our Board of Trustees and the Special Committee continue to monitor market conditions and explore strategic alternatives and liquidity options, including a process to achieve internal management as described below, we cannot provide any assurance or suggested timing as to when we will proceed with any particular transaction.

The advisory agreement with the Investment Advisor expires on April 30, 2012, unless we and our Investment Advisor mutually agree to renew such agreement. In March 2012, the Special Committee determined that our company and its shareholders would benefit from an internal management structure in that such a structure could provide cost savings, improved distribution coverage, flexibility to pursue a variety of strategic initiatives, the ability to take advantage of opportunities created by changing market conditions and an opportunity to enhance the trading values of our common shares to the extent that we pursue and complete a listing of our common shares on a national securities exchange, the NASDAQ Global Select Market or the NASDAQ Global Market. Our Board of Trustees, based on the recommendation of the Special Committee, has authorized the Special Committee to commence a process to achieve internal management.

The Special Committee and the managing member of the Investment Advisor, including their respective legal advisors, have begun negotiating a proposed transitional advisory arrangement to facilitate our company becoming internally managed. As currently being discussed, the transitional advisory arrangement would provide for the continuation of current advisory services by, and payment of fees and expenses to, the Investment Advisor for a period of one year. The Investment Advisor would cooperate with us and take all reasonable steps requested to assist our Board of Trustees in making an orderly transition to become internally managed. As part of any transition arrangement, we would not expect to acquire the Investment Advisor nor pay a separate internalization fee to the Investment Advisor. We would expect to hire certain employees who are currently dedicated to managing our operations, and the Investment Advisor would facilitate our efforts to hire such employees. As we transition these employees to our company, the management fee we would otherwise pay to the Investment Advisor would be reduced by the fixed compensation that the Investment Advisor was paying those employees prior to such transition.

As of the date of this report, no agreement has been entered into and there can be no guarantee that an agreement will in fact be agreed to by the parties on such terms or otherwise. The final terms may also vary from the terms currently under negotiation as described above. Were the parties unable to agree on a transition arrangement, the advisory agreement would expire by its terms on April 30, 2012. Thereafter, we would not be able to rely on the Investment Advisor to provide services to us. We would rely on our Board of Trustees and seek to hire employees and engage third party service providers to identify and acquire future investments for us, manage our investments and operate our day-to-day activities. While we would no longer bear the costs of the various fees and expenses we pay to the Investment Advisor under the current advisory agreement, our direct expenses would include general and administrative costs, including legal, accounting, SEC reporting and compliance, and compensation costs and other employee benefits.

The capital markets experienced significant distress during the first half of 2009 yet began to improve during the later part of 2009 and into 2010 such that we experienced indications of market stabilization and since then have had improved access to debt financing on attractive terms. During 2010 and into 2011, we noted the initial signs of strengthening in the commercial real estate market, especially for high-quality stabilized properties leased to credit worthy tenants on a long-term basis.

During 2011, the slow pace of recovery in the general economy continued with improvement in certain key metrics such as unemployment and corporate profits. However, several factors such as the downgrade of the United States credit rating by Standard & Poor’s, unresolved United States national debt ceiling discussions and sovereign debt issues in Europe continue to impact the willingness and ability of businesses to make long term capital commitments.

In the current uncertain environment, capital availability remains concentrated, however, on the highest quality, well-leased and strategically positioned properties that provide lower risk and more stable investment return potential. Construction and development of new properties remains tightly constrained. As a well-capitalized core investor with modest levels of leverage, we expect we will continue to benefit from improved access to attractive investment opportunities and reduced competition to acquire real estate assets. In particular, due to the current uncertainty in Europe resulting from its sovereign debt crisis, we may face enhanced opportunities to acquire additional high-quality properties in strong European markets. Moreover, notwithstanding the condition of the general economy, we were able to execute on our investment objectives during 2011.

Should capital market volatility increase in 2012, it may once again become somewhat challenging for commercial real estate owners, operators, investors and lenders to obtain cost-effective debt capital to finance new investments or to refinance maturing debt. We believe, however, that in such an environment, we would be well positioned due to our modest leverage, modest near-term capital needs and current liquidity position.

As of December 31, 2011, we owned, on a consolidated basis, 77 office, industrial (primarily warehouse/distribution) and retail properties located in 16 states (Arizona, California, Colorado, Florida, Georgia, Illinois, Kentucky, Massachusetts, Minnesota, New Jersey, North Carolina, Pennsylvania, South Carolina, Texas, Utah and Virginia) and in the United Kingdom, encompassing approximately 14,434,000 rentable square feet. Our consolidated properties were approximately 97.41% leased (based upon square feet) as of December 31, 2011. As of December 31, 2011, certain of our consolidated properties were subject to mortgage debt, a description of which is set forth in “—Financial Condition, Liquidity and Capital Resources—Financing.”

In addition, we had ownership interests in five unconsolidated entities that, as of December 31, 2011, owned interests in 53 properties. Excluding those properties owned through our investment in CBRE Strategic Partners Asia, we owned, on an unconsolidated basis, 45 office, industrial (primarily warehouse/distribution) and retail properties located in ten states (Arizona, Florida, Illinois, Indiana, Minnesota, Missouri, North Carolina, Ohio, Tennessee and Texas) and in the United Kingdom and Europe encompassing approximately 13,851,000 rentable square feet. Our unconsolidated properties were approximately 98.42% leased (based upon square feet) as of December 31, 2011. As of December 31, 2011, certain of our unconsolidated properties were subject to mortgage debt, a description of which is set forth in Item 7 “—Financial Condition, Liquidity and Capital Resources—Financing.”

For a discussion of and detailed disclosure regarding our portfolio, see “Item 2. Properties.”

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

Revenue Recognition and Valuation of Receivables

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $16,714,000 and $6,515,000 as security for such leases at December 31, 2011 and 2010.

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

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $821,000 and $83,000 as of December 31, 2011 and 2010, respectively. During the year ended December 31, 2010, we wrote off $310,000 of the uncollectible rent receivables for the tenant Randal C. Espey at the Deerfield Commons I property, tenants Cell Arch Technologies, Inc. and Keogh Consulting, Inc. at the Lakeside Office Center, tenant Romeo Rim, Inc. at the Cherokee Corporate Park, and the tenant Amax Engineering Corporation at the 660 North Dorothy. $209,000 of allowance for doubtful accounts was recognized during the year ended December 31, 2010. In association with these uncollectible rents, the unamortized tangible and intangible asset balances totaling $27,000 were also written off during the year ended December 31, 2010, of which ($10,000), $5,000, $8,000 and $24,000 are related to above/below market leases, lease commissions, tenant improvements and in place lease value, respectively.

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

We recognized impairment for our consolidated investment in Kings Mountain III in the amount of $9,160,000 during the year ended December 31, 2009 which reduced our carrying value of the property to $15,300,000. The impairment reflects our estimates of the fair value of the Kings Mountain III property which is based on an appraisal using the sales comparable method which is a Level 3 Valuation Method as described in Note 17 to the consolidated financial statements “Fair Value of Financial Instruments and Investments.” No impairment for consolidated investments was recognized during 2011 or 2010.

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

We generally determine or calculate the fair value of financial instruments using the appropriate present value or other valuation techniques, such as discounted cash flow analyses, incorporating available market discount rate information for similar types of instruments and our estimates for non-performance and liquidity risk. These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow. The Investment Manager of CBRE Strategic Partners Asia applies valuation techniques for our investment carried at fair value based upon the application of the income approach, the direct market comparison approach, the replacement cost approach or third party appraisals to the underlying assets held in the unconsolidated entity in determining the net asset value attributable to our ownership interest therein. The financial assets and liabilities recorded at fair value in our consolidated financial statements are the seven interest rate swaps, our investment in CBRE Strategic Partners Asia (a real estate entity which qualifies as an investment company under the Investment Company Act with respect to its accounting treatment) and one mortgage note payable that is economically hedged by one of the interest rate swaps.

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

Rental Operations

Our reportable segments consist of three types of commercial real estate properties for which our management internally evaluates operating performance and financial results: the Domestic Industrial Properties, Domestic Office Properties and International Office/Retail Properties. We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, management fees and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our company-level general and administrative expenses. The following tables compare the net operating income for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Domestic Industrial Properties
Revenues:
Rental	$31,102	$23,903	$19,473
Tenant Reimbursements	6,760	5,481	5,057

Total Revenues	37,862	29,384	24,530

Property and Related Expenses:
Operating and Maintenance	1,934	1,546	1,297
General and Administrative	604	257	312
Property Management Fee to Related Party	268	289	346
Property Taxes	6,292	5,735	4,916

Total Expenses	9,098	7,827	6,871

Net Operating Income	28,764	21,557	17,659

Domestic Office Properties
Revenues:
Rental	83,897	38,792	19,430
Tenant Reimbursements	20,058	8,294	3,974

Total Revenues	103,955	47,086	23,404

Property and Related Expenses:
Operating and Maintenance	14,301	6,142	3,395
General and Administrative	201	433	174
Property Management Fee to Related Party	746	370	139
Property Taxes	11,548	5,230	2,708

Total Expenses	26,796	12,175	6,416

Net Operating Income	77,159	34,911	16,988

International Office/Retail Properties
Revenues:
Rental	6,460	6,678	8,120
Tenant Reimbursements	279	391	270

Total Revenues	6,739	7,069	8,390

Property and Related Expenses:
Operating and Maintenance	648	930	282
General and Administrative	234	213	142
Property Management Fee to Related Party	456	289	171

Total Expenses	1,338	1,432	595

Net Operating Income	5,401	5,637	7,795

	Year Ended December 31,
	2011	2010	2009
Reconciliation to Consolidated Net Loss
Total Segment Net Operating Income	111,324	62,105	42,442
Interest Expense	33,735	14,881	11,378
General and Administrative	5,132	4,623	3,618
Investment Management Fee to Related Party	20,908	11,595	7,803
Acquisition Expenses	14,464	17,531	5,832
Depreciation and Amortization	61,415	32,125	25,093
Loss on Impairment	0	0	9,160

	(24,330)	(18,650)	(20,442)

Other Income and Expenses
Interest and Other Income	1,619	1,260	344
Net Settlement Payments Receipts on Interest Rate Swaps	(700)	(1,096)	(660)
Gain on Interest Rate Swaps and Cap	397	23	89
Loss on Note Payable at Fair Value	(25)	(118)	(807)
Loss on Early Extinguishment of Debt	(108)	(72)	0

Loss Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	(23,147)	(18,653)	(21,476)

Provision for Income Taxes	(456)	(296)	(169)
Equity in Income of Unconsolidated Entities	3,590	8,838	2,743

Net Loss From Continuing Operations	(20,013)	(10,111)	(18,902)
Income (Loss) from Discontinued Operations	427	(507)	0
Realize Income (Loss) from Gain from Sale	301	0	0

Income (Loss) from Discontinued Operations	728	(507)	0
Net Loss	(19,285)	(10,618)	(18,902)

Net Loss Attributable to Non-Controlling Operating Partnership Units	26	18	54

Net Loss Attributable to CB Richard Ellis Realty Trust Shareholders	$(19,259)	$(10,600)	$(18,848)

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

Consolidated Results of Operations

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

Revenues

Rental

Rental revenue increased $52,086,000, or 75%, to $121,459,000 during the year ended December 31, 2011 compared to $69,373,000 for the year ended December 31, 2010. The increase was due to the acquisitions of 5160 Hacienda Drive, 10450 Pacific Center Court, 225 Summit Avenue, One Wayside Road, 100 Tice Blvd., Ten Parkway North, Pacific Corporate Park, 100 Kimball Drive, 4701 Gold Spike Drive, 1985 International Way, Summit Distribution Center, 3660 Deerpark Boulevard, and Tolleson Commerce Park II (the “2010 Acquisitions”) during the year ended December 31, 2010 and the acquisitions of 70 Hudson Street, 90 Hudson Street, Millers Ferry Road, Sky Harbor Operations Center, Aurora Commerce Center Bldg. C, and Sabal Pavilion (the “2011 Acquisitions”, together with the “2010 Acquisitions”, the “2010 and 2011 Acquisitions”) during the year ended December 31, 2011.

Tenant Reimbursements

Tenant reimbursements increased $12,931,000, or 91%, to $27,097,000 for the year ended December 31, 2011 compared to $14,166,000 for the year ended December 31, 2010, primarily due to tenant reimbursement revenue from the 2010 and 2011 Acquisitions.

Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $8,265,000, or 96%, to $16,883,000 for the year ended December 31, 2011 compared to $8,618,000 for the year ended December 31, 2010. The increase was due to the 2010 and 2011 Acquisitions and increased operating and maintenance expenses associated with property vacancies.

Property Taxes

Property tax expense increased $6,875,000, or 63%, to $17,840,000 for the year ended December 31, 2011 compared to $10,965,000 for the year ended December 31, 2010. The increase in property taxes was due to the 2010 and 2011 Acquisitions.

Interest

Interest expense increased $18,854,000, or 127%, to $33,735,000 for the year ended December 31, 2011 compared to $14,881,000 for the year ended December 31, 2010 as a result of the assumption of debt related to the 2010 acquisition of One Wayside Road and 100 Tice Blvd. and the 2011 acquisitions of 70 Hudson Street, 90 Hudson Street and Sabal Pavilion, placing debt on Pacific Corporate Park, Ten Parkway North, 100 Kimball Drive and Kings Mountain III and interest related to the revolving credit facility with Wells Fargo Bank, N.A., (the “Amended Wells Fargo Credit Facility”).

General and Administrative

General and administrative expense increased $645,000, or 12%, to $6,171,000 for the year ended December 31, 2011 compared to $5,526,000 for the year ended December 31, 2010. Of the total increase, $704,000 was due to the increase in professional and other fees; $285,000 was due to the increase in general audit fees and Sarbanes-Oxley assistance; $261,000 was due to the increase in legal expenses; $117,000 was due to the increase in directors’ and officers’ insurance and expenses; $30,000 was due to the increase in shareholder servicing fees and report production costs offset by the reduction of $540,000 in organizational costs and $212,000 due to restricted common shares granted to our independent trustees in 2010.

Property Management Fee and Investment Management Fee to Related Party

Property management fee and investment management fee to related party increased $9,835,000, or 78%, to $22,378,000 for the year ended December 31, 2011 compared to $12,543,000 for the year ended December 31, 2010. The increase was due to an increase in assets under management.

Acquisition Expenses

Acquisition expenses decreased $3,067,000, or 18%, to $14,464,000 for the year ended December 31, 2011 compared to $17,531,000 for the year ended December 31, 2010. The decrease was due to a reduction of the value of consolidated properties acquired in 2011 compared to those acquired in 2010.

Depreciation and Amortization

Depreciation and amortization expense increased $29,290,000, or 91%, to $61,415,000 for the year ended December 31, 2011 as compared to $32,125,000 for the year ended December 31, 2010. The increase was due to the 2010 and 2011 Acquisitions.

Interest and Other Income

Interest and other income increased $359,000, or 29%, to $1,619,000 for the year ended December 31, 2011 compared to $1,260,000 for the year ended December 31, 2010. The increase was primarily due to the recognition of additional miscellaneous revenue resulting from the Cherokee Park settlement agreement, sub-lease payments at 225 Summit Avenue and Tolleson Commerce Park mineral rights income.

Net Settlement Payments on Interest Rate Swaps

During the year ended December 31, 2011, we made net payments on interest rate swaps of $700,000 compared to $1,096,000 during the year ended December 31, 2010. The decrease is a result of higher variable interest rates for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Gain on Interest Rate Swaps and Cap

During the year ended December 31, 2011, our derivative instruments generated income of $397,000 as compared to $23,000 for the year ended December 31, 2010 or a year to year increase of $374,000.

Loss on Note Payable at Fair Value

Loss on note payable decreased by $93,000, or 79%, to $25,000 for the year ended December 31, 2011 compared to $118,000 for the year ended December 31, 2010. The year to year change is attributable to a stabilization of UK interest rate spreads and base rates used to value the loan.

Loss on Early Extinguishment of Debt

During the year ended December 31, 2011, we repaid in full the existing loans at North Rhett III and 300 Constitution Drive and incurred expenses of $103,000 and $5,000, respectively. During the year ended December 31, 2010, we repaid in full the existing loan at 602 Central Blvd. and incurred expense of $72,000.

Provision for Income Taxes

Provision for income taxes increased $160,000, or 54%, to $456,000 for the year ended December 31, 2011 compared to $296,000 for the year ended December 31, 2010 resulting primarily from increased tax liabilities in a number of states in which we hold properties.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities decreased $5,248,000, or 59%, to $3,590,000 for the year ended December 31, 2011 compared to $8,838,000 for the year ended December 31, 2010. The decrease was primarily due to additional interest expense and deferred financing cost amortization for the Duke joint venture secured and unsecured term loans for the year ended December 31, 2011. The Duke joint venture increased its debt by $239,075,000 of which our share was $191,260,000 from December 31, 2010 to 2011, investments in properties by the Duke joint venture also increased by $342,800,000 of which our share was $274,240,000 as proceeds from the loans were used to acquire more assets.

Discontinued Operations

Income (loss) from discontinued operations was $728,000 and $(507,000) for the years ended December 31, 2011 and 2010, respectively. Revenues and expenses from discontinued operations represent the activities of the held for sale portfolio of two industrial warehouse distribution buildings acquired during the year ended December 31, 2010. The properties were sold during the year ended December 31, 2011.

Net Loss Attributable to Non-Controlling Operating Partnership Units

During the year ended December 31, 2011, net loss attributable to non-controlling interest was $26,000 compared to $18,000 for the year ended December 31, 2010, or a year to year increase of $8,000.

Consolidated Results of Operations

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

Revenues

Rental

Rental revenue increased $22,350,000, or 48%, to $69,373,000 during the year ended December 31, 2010 as compared to $47,023,000 for the year ended December 31, 2009. The increase was due to the ownership of 13201 Wilfred Lane, 3011, 3055 & 3077 Comcast Lane, 140 Depot Street, 12650 Ingenuity Drive, Crest Ridge Corporate Center 1, West Point Trade Center (the “2009 Acquisitions”) for the year ended December 31, 2009, and the acquisitions of 5160 Hacienda Drive, 10450 Pacific Center Court, 225 Summit Avenue, One Wayside Road, 100 Tice Blvd., Ten Parkway North, Pacific Corporate Park, 100 Kimball Drive, 4701 Gold Spike

Drive, 1985 International Way, Summit Distribution Center, 3660 Deerpark Boulevard, and Tolleson Commerce Park II (the “2010 Acquisitions”, together with the “2009 Acquisitions,” the “2009 & 2010 Acquisitions)” during the year ended December 31, 2010.

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

Interest

Interest expense increased $3,503,000, or 31%, to $14,881,000 for the year ended December 31, 2010 compared to $11,378,000 for the year ended December 31, 2009 as a result of placing debt on Maskew Retail Park during 2009, the assumption of debt related to the 2009 acquisition of 12650 Ingenuity Drive, placing debt on Ten Parkway North and Pacific Corporate Park during 2010, the assumption of debt related to the 2010 acquisition of One Wayside Road and 100 Tice Blvd., and interest related to the Amended Wells Fargo Credit Facility.

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

Net Settlement Payments on Interest Rate Swaps

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

Gain on Interest Rate Swaps

During the year ended December 31, 2010, our derivative instruments generated income of $23,000 as compared to $89,000 for the year ended December 31, 2009 or a year to year decrease of $66,000.

Loss on Note Payable at Fair Value

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

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities increased $6,095,000, or 222%, to $8,838,000 for the year ended December 31, 2010 compared to $2,743,000 for the year ended December 31, 2009. The increase was primarily due to the acquisition of additional properties by the Duke joint venture, improved CBRE Strategic Partners Asia performance and the operating results attributable to our investment in the UK JV and European JV entities during the year ended December 31, 2010.

Net Loss Attributable to Non-Controlling Operating Partnership Units

During the year ended December 31, 2010, net loss attributable to non-controlling interest was $18,000 compared to $54,000 for the year ended December 31, 2009, or a year to year decrease of $36,000.

Financial Condition, Liquidity and Capital Resources

Overview

Liquidity is a measurement of the ability to meet cash requirements, including funding investments and ongoing commitments, to repay borrowings, to make distributions to our shareholders and other general business needs. Our sources of funds will primarily be the remaining net proceeds of our follow-on public offering, our current dividend reinvestment plan offering, operating cash flows and borrowings, including under our Amended Wells Fargo Credit Facility. We believe that these cash resources will be sufficient to satisfy our cash requirements and we do not anticipate a need to raise funds from other than these sources within the next twelve months. Cash flow from operations is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectability of rent and operating escalations and recoveries from our tenants and the level of operating and other costs. Depending on market conditions, we expect that once the net proceeds of our follow-on offering is fully invested, our debt financing will be approximately 65% of the value of the cost of our assets before non-cash reserves and depreciation. The amount of debt we place on an individual property, or the amount of debt incurred by an individual entity in which we invest, may be more or less than 65% of the value of such property or the value of the assets owned by such entity, depending on market conditions and other factors. In fact, depending on market conditions and other factors, we may choose not to place debt on our portfolio or our assets and may choose not to borrow to finance our operations or to acquire properties. Our declaration of trust limits our borrowing to 300% of our net assets unless any excess borrowing is approved by a majority of our independent trustees and is disclosed to our shareholders in our next quarterly report. Our declaration of trust defines “net assets” as our total assets (other than intangibles) at cost, before deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities, calculated at least quarterly by us on a basis consistently applied; provided, however, that during such periods in which we are obtaining regular independent valuations of the current value of its net assets for purposes of enabling fiduciaries of employee benefit plan shareholders to comply with applicable Department of Labor reporting requirements, “net assets” means the greater of (i) the amount determined pursuant to the foregoing and (ii) the assets’ aggregate valuation established by the most recent such valuation report without reduction for depreciation, bad debts or other non-cash reserves. Any indebtedness we do incur will likely be subject to continuing covenants, and we will likely be required to make continuing representations and warranties in connection with such debt. Moreover, some or all of our debt may be secured by some or all of our assets. If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal. If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to such lender. The lender could also sue us or force us into bankruptcy. Any such event would have a material adverse effect on the value of our common shares. We believe that, even without any proceeds raised from our public offering, we have sufficient cash flow from operations to continue as a going concern for the next twelve months and into the foreseeable future.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to the Investment Advisor. During the acquisition and operational stages, certain services related to the acquisition and management of our investments and our operations have been provided to us by the Investment Advisor pursuant to the amended and restated advisory agreement which we entered into with the Investment Advisor in December 2010. The current term of the advisory agreement expires on April 30, 2012, unless we and the Investment Advisor mutually agree to renew such agreement. See “—Overview.” Pursuant to the current advisory agreement, we make various payments to the Investment Advisor, including acquisition fees, investment management fees and payments for reimbursements of certain costs incurred by the Investment Advisor in providing related services to us. See Note 11 “Investment Management and Other Fees to Related Parties,” for a discussion of fees and expenses paid to the Investment Advisor for the year ended December 31, 2011.

In order to avoid corporate-level tax on our net taxable income, we are required to pay distributions to our shareholders equal to our net taxable income. In addition, to qualify as a REIT, we generally are required to pay annual distributions to our shareholders equal to at least 90% of our net ordinary taxable income. Therefore, once the net proceeds we received from our follow on public offering are substantially fully invested, we will need to raise additional capital in order to grow our business and acquire additional real estate investments. We anticipate borrowing funds to obtain additional capital, but there can be no assurance that we will be able to do so on terms acceptable to us, if at all.

As of December 31, 2011, we had $238,277,000 cash and cash equivalents available as well as $100,000,000 available under the Amended Wells Fargo Credit Facility.

Historical Cash Flows

Our net cash provided by operating activities increased by $19,346,000 to $58,913,000 for the year ended December 31, 2011, compared to $39,567,000 for the year ended December 31, 2010. The increase was due to the positive operating results from 2010 acquisitions and 2011 acquisitions for both consolidated properties and the Duke joint venture.

Net cash used in investing activities decreased by $347,954,000 to $333,166,000 for the year ended December 31, 2011, compared to $681,120,000 for the year ended December 31, 2010. The decrease was mainly due to reduced cash flow invested in real estate properties and investments in unconsolidated entities during the year ended December 31, 2011 compared to the year ended December 31, 2010.

Net cash provided by financing activities decreased by $112,860,000 to $464,356,000 for the year ended December 31, 2011, compared to $577,216,000 for the year ended December 31, 2010. The decrease was due to an increase in payment on loan payable of $85,000,000, an increase in principal payments on notes payable of $51,085,000, an increase in shareholder redemptions of $22,833,000, an increase in distributions to shareholders of $18,976,000, an increase in payment of offering costs of $15,926,000, a decrease in proceeds from notes payable of $15,900,000, a decrease in borrowing on loan payable of $10,000,000 and a decrease in security deposit of $464,000, offset by an increase in proceeds from the public offering of $103,908,000, a decrease in deferred financing costs of $2,728,000 and capital contribution from Non-Controlling Interest-Variable Interest Entity of $686,000.

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

We compute FFO in accordance with standards established by NAREIT. Modifications to the NAREIT calculation of FFO are common among REITs, as companies seek to provide financial measures that meaningfully reflect their business and provide greater transparency to the investing public as to how our management team considers our results of operations. As a result, our FFO may not be comparable to FFO as reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we do. The revised NAREIT White Paper on FFO defines FFO as net income or loss computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, impairment charges and gains and losses from sales of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures.

Management believes that NAREIT’s definition of FFO reflects the fact that real estate, as an asset class, generally appreciates over time, and that depreciation charges required by GAAP do not always reflect the underlying economic realities. Likewise, the exclusion from NAREIT’s definition of FFO of impairment charges and gains and losses from the sales of previously depreciated operating real estate assets allows investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT’s activity and assists in comparing those operating results between periods. Thus, FFO provides a performance measure that, when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates and operating costs. Management also believes that FFO provides useful information to the investment community about our financial performance when compared to other REITs, since FFO is generally recognized as the industry standard for reporting the operations of REITs.

However, changes in the accounting and reporting rules under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that have been put into effect since the establishment of NAREIT’s definition of FFO have prompted an increase in the non-cash and non-operating items included in FFO. Furthermore, publicly registered, non-traded REITs typically have a significant amount of acquisition activity during their initial years of investment and operation and therefore we believe require additional adjustments to FFO in evaluating performance. As a result, in addition to presenting FFO in accordance with the NAREIT definition, we also disclose FFO, as adjusted, which excludes the effects of acquisition costs and unrealized gain/loss in investments in unconsolidated entities. FFO, as adjusted, is a useful measure to management’s decision-making process. As discussed below, period to period fluctuations in the excluded items can be driven by short-term factors that are not particularly relevant to our long-term investment decisions, long-term capital structures or long-term tax planning and tax structuring decisions.

We believe that adjusting FFO to exclude these acquisition costs and unrealized gains/losses more appropriately presents our results of operations on a comparative basis. The items that we exclude from net income are subject to significant fluctuations from period to period that cause both positive and negative effects on our results of operations, often in inconsistent and unpredictable directions. For example, our acquisition costs are primarily the result of the volume of our acquisitions completed during each period, and therefore we believe such acquisition costs are not reflective of our operating results during each period. Similarly, unrealized gains or non-cash impairment charges that we have recognized during a given period are based primarily upon changes in the estimated fair market value of certain of our investments due to deterioration in market conditions and do not necessarily reflect the operating performance of these properties during the corresponding period.

We believe that FFO, as adjusted, is useful to investors as a supplemental measure of operating performance. We believe that adjusting FFO to exclude acquisition costs provides investors a view of the performance of our portfolio over time, including after we cease to acquire properties on a frequent and regular basis and allows for a comparison of the performance of our portfolio with other REITs that are not currently engaging in acquisitions. In addition, as many other non-traded REITs adjust FFO to exclude acquisition costs and impairment charges, we believe that our calculation and reporting of FFO, as adjusted, will assist investors and analysts in comparing our performance with that of other non-traded REITs. We also believe that FFO, as adjusted, may provide investors with a useful indication of our future performance, particularly after our acquisition stage, and of the sustainability of our current distribution policy. However, because FFO, as adjusted, excludes acquisition costs, which are an important component in an analysis of our historical performance, such supplemental measure should not be construed as a historical performance measure and may not be as useful a measure for estimating the value of our common shares. In addition, the impairment charges that we exclude from FFO, as adjusted, may be realized as a loss in the future upon the ultimate disposition of the related properties or other assets through the form of lower cash proceeds. FFO and FFO as adjusted measure cash generated from operating activities not in accordance with GAAP and should not be considered as alternatives to (i) net income (determined in accordance with GAAP), as indications of our financial performance, or (ii) to cash flow from operating activities (determined in accordance with GAAP) as measures of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to make cash distributions. We believe that to further understand our performance, each of FFO and FFO, as adjusted, should be compared with our reported net income and considered in addition to cash flows in accordance with GAAP, as presented in our Consolidated Financial Statements.

Not all REITs calculate FFO and FFO, as adjusted (or an equivalent measure), in the same manner and therefore comparisons with other REITs may not be meaningful.

The following table presents our FFO and FFO, as adjusted for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Reconciliation of net loss to funds from operations
Net Loss Attributable to CB Richard Ellis Realty Trust Shareholders	$(19,259)	$(10,600)	$(18,848)
Adjustments:
Non-controlling operating partnership units	(26)	(18)	(54)
Real estate depreciation and amortization	61,415	32,125	25,093
Realized gain from transfer of real estate to unconsolidated entity	—	(154)	—
Realized gain from sales of discontinued operations	(301)	—	—
Loss on impairment	—	—	9,160
Net effect of FFO adjustment from unconsolidated entities(1)	47,671	17,209	14,355

FFO(2)	$89,500	$38,562	$29,706

Other Adjustments:
Acquisition and related expenses	14,699	18,806	5,832
Unrealized gain/ loss in unconsolidated entity	1,617	1,043	(1,483)

FFO, as adjusted	$105,816	$58,411	$34,055

(1)

Represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation) for each of our unconsolidated entities multiplied by the percentage of income or loss recognized by us for each of these unconsolidated entities during each of the quarters.

(2)	All periods have been revised to reflect the impairment charges as adjustments to FFO consistent with the revised NAREIT definition issued during 2011.

Financing

Notes Payable

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. Assumption fees and other loan closing costs totaling $765,500 were capitalized as incurred. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and were scheduled to mature between March 1, 2013 and February 1, 2025. The loans required monthly payments of interest and principal, fully amortized over the lives of the loans. One of the 13 loans was paid off in full on November 22, 2011. Principal payments totaling $5,612,000 were made during the year ended December 31, 2011. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

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

On May 30, 2008, we entered into a £7,500,000 financing arrangement with the Royal Bank of Scotland plc secured by the Thames Valley Five property. On July 27, 2010 we paid down the loan by £1,860,000 leaving a loan balance of £5,640,000 ($8,762,000 at December 31, 2011). The loan is for a term of five years (with a two year extension option) and bears interest at a variable rate adjusted quarterly, (based on nine month GBP-based LIBOR plus 1.01%. In addition, we incurred financing costs of approximately £67,000 ($104,000 at December 31, 2011) associated with obtaining this loan. On August 14, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of September 30, 2011, and expires on May 30, 2013. In conjunction with the loan paydown, we incurred a cost of £227,000 ($361,000 at August 3, 2010) to reduce the notional amount of the interest rate swap from £7,500,000 to £5,640,000. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On July 1, 2008, in connection with the acquisition of Enclave on the Lake, we assumed an $18,281,000 ($18,790,000 face value less discount of $509,000) loan from NorthMarq Capital, Inc. that bears interest at a fixed rate of 5.45% per annum and was schedule to mature on May 1, 2011. Principal and interest payments were made monthly and principal payments totaling $17,906,000 were made during the year ended December 31, 2011. The loan was paid off in full in April 2011. In addition, we incurred financing costs totaling $241,000 in conjunction with the assumption of the loan.

On October 10, 2008, we entered into a £5,771,000 ($8,965,000 at December 31, 2011) financing agreement with the Royal Bank of Scotland plc secured by Albion Mills Retail Park property. The loan is for a term of five years and bears interest at a variable rate adjusted quarterly, based on three month GBP-based LIBOR plus 1.31%. In addition, we incurred financing costs of approximately £75,000 ($117,000 at December 31, 2011) associated with obtaining this loan. On November 25, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of December 31, 2011 and expires on October 10, 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On November 18, 2008, in connection with the acquisition of Avion Midrise III & IV, we assumed $20,851,000 ($22,186,000 face value less discount of $1,335,000) fixed rate mortgage loan from Capmark Finance, Inc. that bears interest at a rate of 5.52% per annum and matures on April 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $434,000 were made during the year ended December 31, 2011. In addition, we incurred financing costs totaling $344,000 in conjunction with the assumption of the loan.

On August 5, 2009, in connection with the acquisition of 12650 Ingenuity Drive, we assumed a $12,572,000 ($13,539,000 face value less a discount of $967,000) fixed rate mortgage loan from PNC Bank, National Association that bears interest at a rate of 5.62% and matures on October 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $384,000 were made during the year ended December 31, 2011. In addition, we incurred financing costs totaling $284,000 in conjunction with the assumption of the loan.

On August 10, 2009, we entered into a £13,975,000 ($21,710,000 at December 31, 2011) financing agreement with the Abbey National Treasury Services plc secured by the Maskew Retail Park property. On September 24, 2009, we drew the full amount of the loan and concurrently entered into an interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% plus 2.26% or 5.68% per annum for the five-year term of the loan. Interest only payments are due quarterly for the term of the loan with principal due at maturity. In addition, we incurred financing costs of approximately £268,000 ($416,000 at December 31, 2011) associated with obtaining this loan.

On June 24, 2010, we assumed two loans in connection with the acquisition of One Wayside Road: (i) a $14,888,000 ($14,633,000 at face value plus a premium of $255,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.66% and matures on August 1, 2015; and (ii) a $12,479,000 ($12,132,000 at face value plus a premium of $347,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.92% and matures on August 1, 2015. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $613,000 were made during the year ended December 31, 2011 on the two loans. In addition, we incurred financing costs totaling $342,000 in conjunction with the assumption of the loans.

On September 28, 2010, we assumed two loans in connection with the acquisition of 100 Tice Blvd.: (i) a $23,136,000 ($21,218,000 at face value plus a premium of $1,918,000) fixed rate loan from Principal Life Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017; (ii) a $23,136,000 ($21,217,000 at a face value plus a premium of $1,919,000) fixed rate mortgage from Hartford Life and Accidental Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $976,000 were made during the year ended December 31, 2011 on the two loans. In addition, we incurred financing costs totaling $476,000 in conjunction with the assumption of the loans.

On December 7, 2010, we entered into a $85,000,000 secured term loan through a subsidiary with Wells Fargo Bank, National Association, or the Pacific Corporate Park Loan. The Pacific Corporate Park Loan has a seven-year term, monthly amortization of $250,000 and is secured by Pacific Corporate Park. Upon closing of the Pacific Corporate Park Loan on December 7, 2010, we entered into an interest rate swap agreement with Wells Fargo Bank, National Association to effectively fix the interest rate on the entire outstanding Pacific Corporate Park Loan amount at 4.89% for its seven-year term. Principal and interest payments are due monthly and principal payments totaling $3,250,000 were made during the year ended December 31, 2011. In addition, we incurred financing costs of approximately $1,515,000 in conjunction with obtaining the loan.

On December 29, 2010, we entered into a $12,600,000 secured term loan through Woodmen of the World Life Insurance Society secured by the Ten Parkway North property. The Ten Parkway North loan bears interest at a fixed rate of 4.75% per annum and matures on January 1, 2021. Principal and interest payments are due monthly and principal payments totaling $246,000 were made during the year ended December 31, 2011. In addition, we incurred financing costs of approximately $150,000 in conjunction with obtaining the loan.

Beginning January 2011, principal and interest payments are due monthly on the $9,725,000 term loan secured by the Deerfield Commons I that was originally entered into on November 29, 2005. The loan bears interest at a fixed rate of 5.23% per annum and interest only payments were due monthly for the first 60 months. Principal payments totaling $138,000 were made during the year ended December 31, 2011.

On February 8, 2011, we entered into five cross-collateralized secured term loans totaling $37,000,000 with ING USA Annuity and Life Insurance Company secured by the following properties: 4701 Gold Spike Road, $10,650,000, Summit Distribution Center, $6,700,000, Tolleson Commerce Park II, $4,600,000, 3660 Deerpark Blvd., $7,650,000 and 1985 International Way, $7,400,000. The loans bear interest at a fixed rate of 4.45% and mature on March 1, 2018. Principal and interest payments are due monthly and principal payments totaling $449,000 were made during the year ended December 31, 2011. In addition, we incurred financing costs of approximately $767,000 in conjunction with obtaining the five loans.

On February 28, 2011, we entered into a $33,000,000 secured term loan with TD Bank secured by the 100 Kimball Drive property. Upon closing the 100 Kimball Drive loan, we simultaneously entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the entire outstanding loan amount to 5.25% for its 10 year term. Principal and interest payments are due monthly and principal payments totaling $479,000 were made during the year ended December 31, 2011. In addition, we incurred financing costs of approximately $512,000 in conjunction with obtaining the loan.

On April 11, 2011, in connection with the acquisition of 70 Hudson Street, we assumed a $124,113,000 ($120,857,000 face value plus a premium of $3,256,000) fixed rate mortgage loan from Lehman Brothers Bank, FSB that bears interest at a rate of 5.65% and matures on April 11, 2016. Principal and interest payments are due monthly and principal payments totaling $1,118,000 were made during the year ended December 31, 2011. In addition, we incurred financing costs totaling $161,000 in conjunction with the assumption of the loan.

On April 11, 2011, in connection with the acquisition of 90 Hudson Street, we assumed a $120,247,000 ($117,562,000 face value plus a premium of $2,685,000) fixed rate mortgage loan from Teachers Insurance and Annuity Association of America that bears interest at a rate of 5.66% and was scheduled to mature on May 1, 2016. On July 14, 2011, we and Teachers Insurance and Annuity Association of America, or the Lender, agreed to modify the $117,562,000 existing mortgage loan assumed by us. The loan was modified to extend its maturity by three years, from May 1, 2016 to May 1, 2019. The 5.66% annual interest rate was unchanged but is subject to a new

30 year amortization schedule. We pre-paid approximately $8,600,000 of loan’s balance (with no pre-payment penalty) in connection with the modification. Principal and interest payments are due monthly and principal payments totaling $9,643,000, including prepayment of approximately $8,600,000, were made during the year ended December 31, 2011. In addition, we incurred financing costs totaling $702,000 in conjunction with the assumption and modification of the loan.

On June 24, 2011, we entered into a $11,700,000 secured term loan with TD Bank secured by the Kings Mountain III property. Effective July 1, 2011, we entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the entire outstanding loan amount to 4.47% for its 7 year term maturing on July 1, 2018. Principal and interest payments are due monthly and principal payments totaling $105,000 were made during the year ended December 31, 2011. In addition, we incurred financing costs of approximately $247,000 in conjunction with obtaining the loan.

On December 30, 2011, in connection with the acquisition of Sabal Pavilion, we assumed a $15,428,000 ($14,700,000 face value plus a premium of $728,000) fixed rate mortgage loan from U.S. Bank National Association that bears interest at a rate of 6.38%. The loan is scheduled to be paid off on or before the anticipated maturity date of August 1, 2013 and prior to the automatic extension which has the effect of increasing the interest rate to 11.38%. Interest payments are due monthly with principal due at maturity. In addition, we incurred financing costs totaling $313,000 in conjunction with the assumption of the loan.

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

The interest rate swap was designated as a qualifying cash flow hedge at the start date of the hedge relationship as described in Note 15 “Derivative Instruments.” The Wells Fargo Credit Facility was initially secured by our 13201 Wilfred, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, Crest Ridge Corporate Center I and West Point Trade Center properties. In addition, CBRE OP provides a limited guarantee for the Wells Fargo Credit Facility. The Wells Fargo Credit Facility is subject to certain customary financial covenants, including certain negative financial covenants, which we believe we were in compliance with as December 31, 2011. A commitment fee of $1,050,000 was paid to Wells Fargo Bank, N.A. at the initial closing.

On August 31, 2010, we entered into an amended and restated credit agreement with Wells Fargo Bank, N.A. to expand the Wells Fargo Credit Facility from its initial capacity of $70,000,000 to an amended capacity of $125,000,000 (the “Amended Wells Fargo Credit Facility”). In connection with the Amended Wells Fargo Credit Facility, the minimum outstanding amount was increased to $25,000,000 and as such an additional $10,000,000 was drawn (in addition to the $15,000,000 initially drawn on May 26, 2010) with the remaining $100,000,000 available for disbursement during the term of the facility. The Amended Wells Fargo Credit Facility is secured by an additional three of our properties, for a total of eight properties in all: 13201 Wilfred Lane, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, Crest Ridge Corporate Center, West Point Trade Center, 5160 Hacienda Drive, 10450 Pacific Center Court and 225 Summit Avenue. The interest rate was reduced by 25 basis points to 275 basis points over LIBOR (which rate will apply to all withdrawals from the Amended Wells Fargo Credit Facility other than the initial $15,000,000 that was drawn on May 26, 2010) and the initial interest rate floor of 4.00% was eliminated. The initial maturity date remains May 26, 2014, however we may extend the maturity date to May 26, 2015, subject to certain conditions. The Amended Wells Fargo Credit Facility is subject to certain representations and warranties and customary financial covenants (including certain negative financial covenants) with which we believe we were in compliance as of December 31, 2011. A commitment fee of $632,500 was paid to Wells Fargo Bank, N.A. at closing of the Amended Wells Fargo Credit Facility.

During the year ended December 31, 2011, $30,000,000 was drawn and $65,000,000 was repaid in connection with the Amended Wells Fargo Credit Facility leaving a $25,000,000 balance at December 31, 2011, with the remaining $100,000,000 available for disbursement during the term of the facility. The $25,000,000 is included in Loan Payable on our condensed consolidated balance sheet.

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

2011 Quarters	First	Second	Third	Fourth
Total distributions declared and paid	$25,306,000	$27,125,000	$29,911,000	$32,785,000
Distributions per share	$0.15	$0.15	$0.15	$0.15

2010 Quarters	First	Second	Third	Fourth
Total distributions declared and paid	$16,841,000	$19,266,000	$21,623,000	$24,053,000
Distributions per share	$0.15	$0.15	$0.15	$0.15

2009 Quarters	First	Second	Third	Fourth
Total distributions declared and paid	$10,066,000	$11,181,000	$12,767,000	$14,750,000
Distributions per share	$0.15	$0.15	$0.15	$0.15

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

Off-Balance Sheet Arrangements

As of December 31, 2011, we had five Investments in Unconsolidated Entities: (i) a 5.07% ownership interest in CBRE Strategic Partners Asia; (ii) an 80% ownership interest in the Duke joint venture; (iii) a 90% ownership interest in Afton Ridge; (iv) an 80% ownership interest in the UK JV; and (v) an 80% ownership interest in the European JV. Our investments are discussed in Item 2, “Properties,” and Note 5, “Investments in Unconsolidated Entities” in the accompanying consolidated financial statements.

Contractual Obligations and Commitments

The following table provides information with respect to our consolidated property contractual obligations at December 31, 2011 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Note Payable (and interest payments) Collateralized by Deerfield Commons I	(11,531)	(643)	(1,286)	(9,602)	—
Note Payable (and interest payments) Collateralized by Bolingbrook Point III	(9,181)	(415)	(831)	(7,935)	—
Notes Payable (and interest payments) Collateralized by the Carolina Portfolio	(64,395)	(6,731)	(12,928)	(12,852)	(31,884)
Note Payable (and interest payments) Collateralized by Lakeside Office Center	(10,911)	(650)	(1,299)	(8,962)	—
Note Payable (and interest payments) Collateralized by Thames Valley Five(1)	(9,690)	(557)	(9,133)	—	—
Note Payable (and interest payments) Collateralized by Albion Mills Retail Park(1)	(9,804)	(472)	(9,332)	—	—
Note Payable (and interest payments) Collateralized by Avion Midrise III & IV	(23,585)	(1,618)	(21,967)	—	—
Note Payable (and interest payments) Collateralized by 12650 Ingenuity Drive	(14,632)	(1,118)	(13,514)	—	—
Note Payable (and interest payments) Collateralized by Maskew Retail Park(1)	(25,252)	(1,232)	(24,020)	—	—
Loan Payable (and interest payments) Wells Fargo Credit Facility(1)(2)	(28,067)	(1,275)	(26,792)	—	—
Note Payable (and interest payments) Collateralized by One Wayside Road	(31,080)	(2,127)	(4,254)	(24,699)	—
Note Payable (and interest payments) Collateralized by 100 Tice Blvd.	(54,275)	(3,469)	(6,939)	(6,939)	(36,928)
Note Payable (and interest payments) Collateralized by Ten Parkway	(17,065)	(862)	(1,724)	(1,724)	(12,755)
Note Payable (and interest payments) Collateralized by Pacific Corporate Park(1)	(102,930)	(6,359)	(13,445)	(12,858)	(70,268)
Note Payable (and interest payments) Collateralized by 4701 Gold Spike Drive	(13,282)	(644)	(1,287)	(1,288)	(10,063)
Note Payable (and interest payments) Collateralized by 1985 International Way	(9,229)	(447)	(895)	(895)	(6,992)
Note Payable (and interest payments) Collateralized by Summit Distribution Center	(8,356)	(405)	(810)	(810)	(6,331)
Note Payable (and interest payments) Collateralized by 3660 Deerpark Boulevard	(9,540)	(462)	(925)	(925)	(7,228)
Note Payable (and interest payments) Collateralized by Tolleson Commerce Park II	(5,736)	(278)	(556)	(556)	(4,346)
Note Payable (and interest payments) Collateralized by 100 Kimball Drive(1)	(46,784)	(2,391)	(4,783)	(4,783)	(34,827)
Note Payable (and interest payments) Collateralized by 70 Hudson Street	(148,476)	(8,585)	(17,169)	(122,722)	—
Note Payable (and interest payments) Collateralized by 90 Hudson Street	(150,263)	(6,897)	(15,048)	(15,048)	(113,270)
Note Payable (and interest payments) Collateralized by Kings Mountain III	(14,781)	(783)	(1,567)	(1,567)	(10,864)
Note Payable (and interest payments) Collateralized by Sabal Pavilion	(16,185)	(938)	(15,247)	—	—

Total	$(835,030)	$(49,358)	$(205,751)	$(234,165)	$(345,756)

(1)

These contractual obligations include the expected net payments due under interest rate swap agreements where in each case we have swapped our variable interest rate payments due under the debt agreements for fixed rates of interest payments.

(2)	Includes the eight properties (see Note 7 “Debt”) that secure the Amended Wells Fargo Credit Facility.

The following table provides information with respect to our unconsolidated property contractual obligations at December 31, 2011 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Notes Payable (and interest payments) Collateralized by Duke Joint Venture	$(475,744)	$(23,799)	$(159,638)	$(104,430)	$(187,877)
Note Payable (and interest payments) Collateralized by Afton Ridge Joint Venture	(25,348)	(1,308)	(24,040)	—	—

Total Notes Payable Collateralized by Unconsolidated Properties(1)	$(501,092)	$(25,107)	$(183,678)	$(104,430)	$(187,877)

(1)	Unconsolidated payment amounts are at our pro rata share of effective ownership and exclude our investment in CBRE Strategic Partners Asia.

As of December 31, 2011, we were committed to pay $2,107,000 in accrued offering costs. The timing of future payments is uncertain.

As of December 31, 2011, we had an unfunded investment commitment in CBRE Strategic Partners Asia totaling $4,503,000. The timing of future payments is uncertain.

Income Taxes

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2004. As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute currently to our shareholders. Under the Internal Revenue Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they generally distribute at least 90% of their annual net taxable income (excluding net capital gains) to their shareholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Even if we qualify as a REIT, we may still be subject to state, local and foreign taxes on our income and property and to U.S. federal income and excise taxes on our undistributed gross income. Our properties located in Texas are subject to a Texas Gross Margin Tax, Deerfield Commons I is subject to a Georgia Net Worth Tax, properties located in Massachusetts are subject to a Massachusetts Net Worth Tax and properties located in North Carolina are subject to a North Carolina Franchise Tax under which we incurred a total of approximately $456,000 and $296,000 of taxes for the years ended December 31, 2011 and 2010.

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

Notes Payable secured by real property are summarized as follows (in thousands):

	Interest Rate as of December 31,		Maturity Date	Notes Payable as of December 31,
Property	2011	2010		2011	2010
REMEC(1)	—%	4.79%	November 1, 2011	$—	$13,250
300 Constitution(2)	—	4.84	April 1, 2012	—	12,000
Deerfield Commons I.	5.23	5.23	December 1, 2015	9,587	9,725
Bolingbrook Point III	5.26	5.26	January 1, 2015	7,900	9,000
Fairforest Bldg. 5(3)	6.33	6.33	February 1, 2024	9,368	9,864
Fairforest Bldg. 6(3)	5.42	5.42	June 1, 2019	2,703	2,987
HJ Park—Bldg. 1(3)	4.98	4.98	March 1, 2013	369	648
North Rhett I(3)	5.65	5.65	August 1, 2019	3,547	3,906
North Rhett II(3)	5.20	5.20	October 1, 2020	2,005	2,180
North Rhett III(3)	—	5.75	February 1, 2020	—	1,759
North Rhett IV(3)	5.80	5.80	February 1, 2025	9,427	9,892
Mt Holly Bldg.(3)	5.20	5.20	October 1, 2020	2,006	2,180
Orangeburg Park Bldg.(3)	5.20	5.20	October 1, 2020	2,040	2,217
Kings Mountain I(3)	5.27	5.27	October 1, 2020	1,737	1,887
Kings Mountain II(3)	5.47	5.47	January 1, 2020	5,105	5,594
Union Cross Bldg. I(3)	5.50	5.50	July 1, 2021	2,552	2,749
Union Cross Bldg. II(3)	5.53	5.53	June 1, 2021	7,791	8,398
Thames Valley Five(4)(5)	6.42	6.42	May 30, 2013	8,762	8,781
Lakeside Office Center(6)	6.03	6.03	September 1, 2015	8,973	9,000
Enclave on the Lake(7)	—	5.45	May 1, 2011	—	17,906
Albion Mills Retail Park(4)(8)(9)	5.25	5.25	October 10, 2013	8,965	8,985
Avion Midrise III & IV(10)	5.52	5.52	April 1, 2014	20,920	21,354
12650 Ingenuity Drive(11)	5.62	5.62	October 1, 2014	12,677	13,061
Maskew Retail Park(4) (12)	5.68	5.68	August 10, 2014	21,710	21,759
One Wayside Road(13)	5.66	5.66	August 1, 2015	14,115	14,465
One Wayside Road(13)	5.92	5.92	August 1, 2015	11,743	12,006
100 Tice Blvd(14)	5.97	5.97	September 15, 2017	20,612	21,100
100 Tice Blvd(14)	5.97	5.97	September 15, 2017	20,611	21,100
Ten Parkway North	4.75	4.75	January 1, 2021	12,354	12,600
Pacific Corporate Park(15)	4.89	4.89	December 7, 2017	81,750	85,000
4701 Gold Spike Drive(16)	4.45	—	March 1, 2018	10,521	—
11095 International Way(16)	4.45	—	March 1, 2018	7,310	—
Summit Distribution Center(16)	4.45	—	March 1, 2018	6,619	—
3770 Deerpark Boulevard(16)	4.45	—	March 1, 2018	7,557	—
Tolleson Commerce Park II(16)	4.45	—	March 1, 2018	4,544	—
100 Kimball Drive(17)	5.25	—	March 1, 2021	32,521	—
70 Hudson Street(18)	5.65	—	April 11, 2016	119,740	—
90 Hudson Street(18)	5.66	—	May 1, 2019	107,918	—
Kings Mountain III(19)	4.47	—	July 1, 2018	11,595	—
Sabal Pavilion(20)	6.38	—	August 1, 2013	14,700	—

Notes Payable				632,354	365,353
Plus Premium				9,595	4,155
Less Discount				(2,838)	(3,700)
Less Albion Mills Retail Park Fair Value Adjustment				(190)	(216)

Notes Payable Net of Premium / Discount and Fair Value Adjustment				$638,921	$365,592

(1)	The REMEC loan was paid in full on September 6, 2011.

(2)	The 300 Constitution loan was paid in full on December 21, 2011.

(3)

These notes payable were assumed from the seller of the Carolina Portfolio on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount. The North Rhett III loan was paid in full on November 22, 2011.

(4)	These loans are subject to certain financial covenants (interest coverage and loan to value).

(5)

We entered into the interest rate swap agreement that fixes the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of December 31, 2011 and expires on May 30, 2013. The stated rates on the mortgage note payable were 1.98% and 1.74% at December 31, 2011 and 2010 and were based on GBP-based LIBOR plus a spread of 1.01%.

(6)	Interest only payments are due monthly for the first 36 months of the loan term. Principal and interest payments are due monthly for the remaining 48 months of the loan term.

(7)

The loan was assumed from the seller of Enclave on the Lake on July 1, 2008 and was recorded at estimated fair value which includes the discount. The Enclave on the Lake loan was paid in full on April 4, 2011.

(8)	The Albion Mills Retail Park notes payable balance is presented at cost basis. This loan is carried on our balance sheet at fair value (see Note 16).

(9)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of December 31, 2011 and expires on October 10, 2013. The stated rates on the mortgage note payable were 2.28% and 2.04% at December 31, 2011 and 2010, respectively, and were based on GBP-based LIBOR plus a spread of 1.31%.

(10)	The loan was assumed from the seller of Avion Midrise III & IV on November 18, 2008 and was recorded at estimated fair value which includes the discount.

(11)	The loan was assumed from the seller of 12650 Ingenuity Drive on August 5, 2009 and was recorded at estimated fair value which includes the discount.

(12)

We entered into the interest rate swap agreement that fixes the GBP-based LIBOR rate at 3.42% plus 2.26% or 5.68% per annum as of December 31, 2011 and expires on August 10, 2014. The stated rate on the mortgage note payable was 3.23% and 2.99% at December 31, 2011 and 2010 and was based on GBP-based LIBOR plus a spread of 2.26%.

(13)	The two loans were assumed from the seller of One Wayside Road on June 24, 2010 and were recorded at estimated fair value which include the premiums.

(14)	The two loans were assumed from the seller of 100 Tice Blvd. on September 28, 2010 and were recorded at estimated fair value which include the premiums.

(15)

We entered into the interest rate swap agreement that fixed the LIBOR rate at 2.69% plus 2.20% or 4.89% per annum as of December 31, 2011 and expires on December 7, 2017. The stated rate on the mortgage note payable was 2.52% at December 31, 2011 and 2010, respectively, and was based on LIBOR plus a spread of 2.20%.

(16)	We entered into five loans totaling $37,000,000 on February 8, 2011 that are cross-collateralized by these properties.

(17)

We entered into an interest rate swap agreement that fixed the LIBOR rate at 3.50% plus 1.75% or 5.25% per annum as of December 31, 2011 and expires on March 1, 2021. The stated rate on the mortgage note payable was 2.02% at December 31, 2011, and was based on LIBOR plus a spread of 1.75%.

(18)	The two loans were assumed from the seller of 70 Hudson Street and 90 Hudson Street, respectively, on April 11, 2011 and were recorded at estimated fair value which include the premiums.

(19)

We entered into an interest rate swap that fixed the LIBOR rate at 2.47% plus 2.00%, or 4.47% per annum as of December 31, 2011 and expires on July 1, 2018. The stated rate on the mortgage note payable was 2.27% at December 31, 2011 an was based on LIBOR plus a spread of 2.00%

(20)

The loan was assumed from the seller of Sabal Pavilion on December 30, 2011 and was recorded at estimated fair value which includes the premium. The anticipated maturity date as presented represents the early prepayment option date prior to the automatic debt extension which would include an increase in the interest rate to 11.38% and extend until the loan is paid in full.

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

The fair value of long-term debt was estimated based on current interest rates available to us for debt instruments with similar terms. The following tables summarize our financial instruments and their calculated fair value at December 31, 2011 and 2010 (in thousands):

	As of December 31, 2011
	Carrying Value	Total Fair Value
Financial Assets (Liabilities):
Interest Rate Swaps—Non Qualifying	$(958)	$(958)
Interest Rate Swaps—Qualifying	(12,340)	(12,340)
Notes Payable	(638,921)	(664,910)
Loan Payable	(25,000)	(25,000)

A 100 basis point increase or decrease in interest rates would increase or decrease the fair market value of our notes payable by $25,353,000 at December 31, 2011. In addition, a 100 basis point increase or decrease in interest rates would either increase or decrease annual variable interest expense as follows; approximately $88,000 on the Thames Valley Five property, approximately $90,000 on the Albion Mills Retail Park property and approximately $217,000 on the Maskew Retail Park property.

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

Debt Maturities

The following table details our consolidated and unconsolidated debt maturities as of December 31, 2011 (in thousands):

	Consolidated Debt			Unconsolidated Debt(1)			Consolidated & Unconsolidated Debt (1)
	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total
2012	$14,550	—	$14,550	$4,890	$—	$4,890	$19,440	$—	$19,440
2013	15,393	32,427	47,820	5,071	102,310	107,381	20,464	134,737	155,201
2014(2)	15,560	78,023	93,583	5,262	40,640	45,902	20,822	118,663	139,485
2015	15,350	48,749	64,099	5,337	66,959	72,296	20,687	115,708	136,395
2016	13,810	111,276	125,086	4,137	8,052	12,189	17,947	119,328	137,275
2017	13,303	98,326	111,629	4,031	—	4,031	17,334	98,326	115,660
2018	9,022	41,789	50,811	3,640	23,822	27,462	12,662	65,611	78,273
2019	7,255	95,265	102,520	3,121	4,416	7,537	10,376	99,681	110,057
2020	5,379	—	5,379	3,273	—	3,273	8,652	—	8,652
2021	2,650	34,032	36,682	2,518	118,257	120,775	5,168	152,289	157,457
Thereafter	5,195	—	5,195	—	—	—	5,195	—	5,195

Total	$117,467	$539,887	$657,354	$41,280	$364,456	$405,736	$158,747	$904,343	$1,063,090

Weighted Average Maturity (years)			5.47			5.48			5.47
Weighted Average Interest Rate			5.42%			5.00%			5.26%

(1)	Unconsolidated debt amounts are at our pro rata share of effective ownership.

(2)

The Thames Valley Five consolidated debt ($8,762,000 at December 31, 2011) maturity date may be extended for an additional two years from May, 2013 to May, 2015. In addition, Afton Ridge has the option to extend the maturity date of the unconsolidated debt ($22,950,000 at December 31, 2011—our share) for one additional year from October, 2013 to October, 2014.

Encumbered and Unencumbered Properties

The following table details our Encumbered and Unencumbered properties as of December 31, 2011 (Approximate Acquisition Cost and Debt Balance in thousands):

	Consolidated Properties		Unconsolidated Properties(1)				Consolidated & Unconsolidated Properties(1)
	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance
Encumbered Properties(2)	43	$1,393,989	$657,354	35	$832,171	$405,736	78	$2,226,160	$1,063,090
Unencumbered Properties	34	353,310	—	10	165,335	—	44	518,645	—

Total Properties	77	$1,747,299	$657,354	45	$997,506	$405,736	122	$2,744,805	$1,063,090

(1)

Number of Properties at 100%. Approximate Acquisition Cost and Debt Balance for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

(2)	Includes eight properties encumbered by the Wells Fargo Credit Facility.

Subsequent Events

From January 1, 2012 through January 30, 2012, we received gross proceeds from our follow-on public offering of approximately $186,442,718 from the sale of 18,721,834 common shares. Our follow-on offering closed on January 30, 2012.

On January 31, 2012, we were notified that the investment period of CBRE Strategic Partners Asia was extended nine months from January 31, 2012 to October 31, 2012. Additionally, cash distributions received in connection with the 2010 Beijing residential property sale are no longer subject to recall and reinvestment.

On February 3, 2012, our Board of Trustees adopted and approved an amendment and restatement of our dividend reinvestment plan. We filed a registration statement on Form S-3 to register 25,000,000 of our common shares for up to $237,500,000 pursuant to the amended and restated dividend reinvestment plan.

On February 3, 2012, our Board of Trustees adopted and approved an amendment and restatement of our share redemption program.

On February 9, 2012, we notified Ameriprise Financial Services, Inc., the former dealer manager the Investment Advisor and CBRE Global Investors that effective January 30, 2012, we elected to terminate the Selected Dealer Agreement dated February 12, 2009.

On February 16, 2012, we entered into a construction loan agreement with the Atwater joint venture to provide it with up to $49,575,000 of financing which will be available for disbursements to fund construction expenditures at 1400 Atwater Drive. We will receive a $250,000 financing fee from the joint venture for providing this construction loan. The construction loan will bear interest at 5.00% of amounts outstanding and is scheduled to mature on April 30, 2013, unless otherwise extended. This construction loan, together with our joint venture to develop 1400 Atwater Drive, will be consolidated by us for reporting purposes.

On March 19, 2012, the UK JV acquired Valley Park, Unit D, located in Rugby, United Kingdom, for £8,142,600 ($12,808,310 assuming an exchange rate of £1.5730:$1.00, $10,246,648 at our 80% pro rate share), exclusive of customary closing costs. We funded our 80% pro rata share of the acquisition using the net proceeds from our recently completed offering of common shares of beneficial interest. Valley Park, Unit D is a 146,491 square foot warehouse/distribution building constructed in 2000 and is 100% leased to Exel Europe Ltd. through September 2016. Exel Europe Ltd., operating under the DHL brand, uses Valley Park, Unit D as a regional distribution center for the UK’s National Health Service. The Exel Europe Ltd. lease is guaranteed by its parent company Exel Holdings Ltd. Exel Europe Ltd. is a third-party logistics provider. Upon closing we paid the Investment Advisor a $153,700 acquisition fee.

On March 20, 2012, we acquired 2400 Dralle Road, located in University Park, Illinois, a suburb of Chicago, for approximately $64,250,000, exclusive of customary closing costs. We funded the acquisition amount using the net proceeds from our recently completed offering of common shares of beneficial interest. 2400 Dralle Road is a 1,350,000 square foot warehouse/distribution building constructed in 2011 that is 100% leased to The Clorox Company (NYSE: CLX) through August 2021 and is used as a regional distribution center. The Clorox Company is a major global manufacturer of consumer and institutional products. Upon closing we paid the Investment Advisor a $963,750 acquisition fee.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls Over Financial Reporting

No changes in internal control over financial reporting occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees of

CB Richard Ellis Realty Trust

Los Angeles, California

We have audited the internal control over financial reporting of CB Richard Ellis Realty Trust and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated March 30, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 30, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	TRUSTEES, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2012 Annual Meeting of Shareholders, expected to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, on or prior to April 29, 2012 (the “2012 Proxy Statement”), and is incorporated herein by reference in accordance with General Instruction G.(3) to Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS

The information required by Item 12 will be set forth in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND TRUSTEE INDEPENDENCE

The information required by Item 13 will be set forth in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in the 2012 Proxy Statement and is incorporated herein by reference.

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

4.1	Amended and Restated Dividend Reinvestment Plan (Previously filed as Exhibit 4.1 to Current Report on Form 8-K (File No. 000-53200) filed on February 3, 2012 and incorporated herein by reference).

4.2	Amended and Restated Share Redemption Program (Previously filed as Exhibit 4.2 to Current Report on Form 8-K (File No. 000-53200) filed on February 3, 2012 and incorporated herein by reference).

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

Exhibit No.

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

10.8

License Agreement, dated as of July 19, 2005, by and among CB Richard Ellis Realty Trust, CBRE Group, Inc. and CBRE Group of California, Inc. (Previously filed as Exhibit 10.9 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-127405) filed October 27, 2005 and incorporated herein by reference).

10.9

Purchase and Sale Agreement, dated May 10, 2005, by and between Deerfield Park LLC and RT Deerfield II, LLC (Previously filed as Exhibit 10.10 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.10

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

10.17

Form of Amended and Restated Indemnification Agreement (Previously filed as Exhibit 10.18 to Pre-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-127405) filed September 13, 2006 and incorporated herein by reference).

10.18

Agreement between Henderson Global Investors Real Estate (No. 2) L.P. (acting by its general partner Henderson Global Investors Property (No. 2) Limited), as Seller and CBRERT Coventry, Limited (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-127405) filed March 29, 2007 and incorporated herein by reference).

Exhibit No.

10.19

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

10.22

Loan Agreement between CBRERT Coventry Limited and The Royal Bank of Scotland plc (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-127405) filed May 3, 2007 and incorporated herein by reference).

10.23

Credit Agreement, dated August 30, 2007, by and among CBRE Operating Partnership, L.P. and CBRERT Carolina TRS, Inc., as borrowers, CB Richard Ellis Realty Trust, Bank of America, N.A. as Administrative Agent, and the other lenders thereto (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-127405) filed September 5, 2007 and incorporated herein by reference).

10.24

Contribution Agreement, dated May 5, 2008, by and among Duke Realty Limited Partnership, Duke/Hulfish, LLC and CBRE Operating Partnership, L.P. (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-53200) filed May 6, 2008 and incorporated herein by reference).

10.25

Duke/Hulfish, LLC Limited Liability Company Agreement, by and among CBRE Operating Partnership, L.P. and Duke Realty Limited Partnership, dated June 12, 2008 (Previously filed as Exhibit 10.3 to Form 10-Q (File No. 000-53200) filed November 14, 2008 and incorporated herein by reference).

10.26

First Amendment to the Contribution Agreement, by and between Duke Realty Limited Partnership, Duke/Hulfish LLC and CBRE Operating Partnership, L.P. dated September 12, 2008 (Previously filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 000-53200) filed November 14, 2008 and incorporated herein by reference).

10.27

Side Letter, between CB Richard Ellis Realty Trust, CB Richard Ellis Investors and CBRE Advisors LLC dated February 12, 2009 (Previously filed as Exhibit 1.2 to the Current Report on Form 8-K (File No. 000-53200) filed February 18, 2009 and incorporated herein by reference).

10.28

Side Letter between CB Richard Ellis Realty Trust and CNL Securities Corp. dated February 12, 2009 (Previously filed as Exhibit 1.3 to the Current Report on Form 8-K (File No. 000-53200) filed February 18, 2009 and incorporated herein by reference).

10.29

Shareholders’ Agreement by and among Goodman Europe Development Trust, RT Princeton CE Holdings, LLC and Goodman Princeton Holdings (LUX) S.À R.L., dated June 10, 2010 (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-53200) filed August 13, 2010 and incorporated herein by reference).

10.30

Shareholders’ Agreement by and among Goodman Jersey Holdings Trust, RT Princeton UK Holdings, LLC and Goodman Princeton Holdings (Jersey) Limited, dated June 10, 2010 (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-53200) filed August 13, 2010 and incorporated herein by reference).

10.31

Agreement of Sale, by and among 70 Hudson Street, L.L.C., 70 Hudson Street Urban Renewal Associates, L.L.C. and RT 70 Hudson, LLC dated October 15, 2010 (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File 000-53200) filed November 12, 2010 and incorporated herein by reference).

10.32

Agreement of Sale, by and among 90 Hudson Street, L.L.C., 90 Hudson Street Urban Renewal Associates, L.L.C. and RT 90 Hudson, LLC dated October 15, 2010 (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File 000-53200) filed November 12, 2010 and incorporated herein by reference).

10.33

Agreement for Purchase and Sale of Real Property, by and between AOL Inc. and RT Pacific Blvd, LLC, dated October 29, 2010 (Previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File 000-53200) filed November 12, 2010 and incorporated herein by reference).

Exhibit No.

10.34

Purchase and Sale Agreement, by and among Duke Realty Limited Partnership, Duke Secured Financing 2009-1PAC, LLC, Duke Realty Ohio and Duke/Princeton, LLC, dated December 17, 2010 (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File 000-53200) filed December 23, 2010 and incorporated herein by reference).

10.35

Duke/Hulfish, LLC Amended and Restated Limited Liability Company Agreement, by and among CBRE Operating Partnership, L.P. and Duke Realty Limited Partnership, dated December 17, 2010 (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File 000-53200) filed December 23, 2010 and incorporated herein by reference).

10.36

Loan Agreement dated March 24, 2011, between Duke/Hulfish, LLC and Wells Fargo Bank, National Association (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K/A (File No. 000-53200) filed March 29, 2011 and incorporated herein by reference).

10.37

Assumption of Mortgage and Security Agreement by and among U.S. Bank National Association, as trustee, as successor-in-interest to Bank of America, National Association, as successor by merger to LaSalle Bank National Association, as trustee for the registered holders of LB-UBS Commercial Mortgage Trust 2006-C4, Commercial Mortgage Pass-through Certificates, Series 2006-C4, 70 Hudson Street L.L.C., 70 Hudson Street Urban Renewal Associates, L.L.C., Hartz Financial Corp., RT 70 Hudson Street LLC, RT 70 Hudson Street Urban Renewal, LLC, CBRE Operating Partnership, L.P., and CB Richard Ellis Realty Trust dated April 11, 2011 (Previously filed as Exhibit 10.36 to Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 (File No. 333-152653) filed on April 21, 2011 and incorporated herein by reference).

10.38

Loan Agreement, by and between 70 Hudson Street L.L.C., 70 Hudson Street Urban Renewal Associates, L.L.C. and Lehman Brothers Bank, FSB dated April 11, 2006 (Previously filed as Exhibit 10.37 to Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 (File No. 333-152653) filed on April 21, 2011 and incorporated herein by reference).

10.39

Loan Assumption and Modification Agreement, by and among RT 90 Hudson, LLC and 90 Hudson Street L.L.C. and Teachers Insurance and Annuity Association of America dated April 11, 2011 (Previously filed as Exhibit 10.38 to Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 (File No. 333-152653) filed on April 21, 2011 and incorporated herein by reference).

10.40

Promissory Note, by and between Teachers Insurance and Annuity Association of America and 90 Hudson Street L.L.C. dated April 11, 2006 (Previously filed as Exhibit 10.39 to Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 (File No. 333-152653) filed on April 21, 2011 and incorporated herein by reference).

10.41

Omnibus Amendment to Loan Documents, by and between RT 90 Hudson, LLC and Teachers Insurance and Annuity Association of America dated July 14, 2011 (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File 000-53200) filed August 15, 2011 and incorporated herein by reference).

10.42

Amended and Restated Promissory Note, by and between RT 90 Hudson, LLC and Teachers Insurance and Annuity Association of America dated July 14, 2011 (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File 000-53200) filed August 15, 2011 and incorporated herein by reference).

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

Exhibit No.

101*

The following materials from CB Richard Ellis Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Shareholders’ Equity and Non-Controlling Interest and (v) the Notes to the Condensed Consolidated Financial Statements, furnished herewith.

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

CB RICHARD ELLIS REALTY TRUST

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees of

CB Richard Ellis Realty Trust

Los Angeles, California

We have audited the accompanying consolidated balance sheets of CB Richard Ellis Realty Trust and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Duke/Hulfish, LLC (a joint venture), which statements reflect total assets constituting 15% and 18% of consolidated total assets as of December 31, 2011 and 2010, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Duke/Hulfish, LLC, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of CB Richard Ellis Realty Trust and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and (as to the amounts included for Duke/Hulfish, LLC) the report of the other auditors, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of presenting comprehensive income in 2011 due to the adoption of Financial Accounting Standards Board Accounting Standards Update No. 2011-05 Presentation of Comprehensive Income. The change in presentation has been applied retrospectively to all periods presented.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 30, 2012

CB RICHARD ELLIS REALTY TRUST

Consolidated Balance Sheets

as of December 31, 2011 and 2010

(In Thousands, Except Share Data)

	December 31,
	2011	2010
ASSETS
Investments in Real Estate:
Land	$338,401	$212,858
Site Improvements	150,936	94,545
Buildings and Improvements	938,640	744,058
Tenant Improvements	74,896	55,834

	1,502,873	1,107,295
Less: Accumulated Depreciation and Amortization	(88,147)	(51,320)

Net Investments in Real Estate	1,414,726	1,055,975
Investments in Unconsolidated Entities	537,631	410,062
Real Estate and Other Assets Held for Sale	0	22,056
Construction In Progress and Other Assets—Variable Interest Entity	17,233	0
Cash and Cash Equivalents	238,277	48,218
Restricted Cash	7,216	2,058
Accounts and Other Receivables, Net of Allowance of $821 and $83, respectively	5,036	5,677
Deferred Rent	17,719	8,605
Acquired Above-Market Leases, Net of Accumulated Amortization of $15,729 and $9,345, respectively	31,415	22,867
Acquired In-Place Lease Value, Net of Accumulated Amortization of $60,861 and $36,931, respectively	158,655	111,005
Deferred Financing Costs, Net of Accumulated Amortization of $4,189 and $2,513, respectively	7,294	6,444
Lease Commissions, Net of Accumulated Amortization of $990 and $528, respectively	3,522	1,643
Other Assets	1,976	22,110

Total Assets	$2,440,700	$1,716,720

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Notes Payable, Less Discount of $2,838 and $3,700, plus premium of $9,595 and $4,155, respectively	$630,146	$356,823
Note Payable at Fair Value	8,775	8,769
Loan Payable	25,000	60,000
Liabilities Related to Real Estate and Other Assets Held for Sale	0	441
Security Deposits	741	899
Accounts Payable and Accrued Expenses	20,128	15,934
Accounts Payable and Accrued Expenses—Variable Interest Entity	3,305	0
Accrued Offering Costs Payable to Related Parties	1,974	917
Acquired Below-Market Leases, Net of Accumulated Amortization of $13,876 and $9,626, respectively	29,148	19,323
Above-Market Ground Leases, Obligation, Net of Accumulated Amortization of $17 and $0 respectively	1,483	0
Property Management Fee Payable to Related Party	190	184
Investment Management Fee Payable to Related Party	1,968	1,330
Distributions Payable	32,785	24,053
Interest Rate Swaps at Fair Value—Non-Qualifying Hedges	958	1,349
Interest Rate Swap at Fair Value—Qualifying Hedges	12,340	1,932

Total Liabilities	768,941	491,954
COMMITMENTS AND CONTINGENCIES (NOTE 18)
NON-CONTROLLING INTEREST
Operating Partnership Units	2,464	2,464
Non-Controlling Interest—Variable Interest Entity	686	0
SHAREHOLDERS’ EQUITY
Common Shares of Beneficial Interest, $0.01 par value, 990,000,000 shares authorized; 230,955,633 and 164,511,252 issued and outstanding as of December 31, 2011 and 2010, respectively	2,309	1,645
Additional Paid-in-Capital	2,038,566	1,446,559
Accumulated Deficit	(348,602)	(214,216)
Accumulated Other Comprehensive Loss	(23,664)	(11,686)

Total Shareholders’ Equity	1,668,609	1,222,302

Total Liabilities and Shareholders’ Equity	$2,440,700	$1,716,720

See accompanying notes to consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Consolidated Statements of Operations

For the Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Share Data)

	Year Ended December 31,
	2011	2010	2009
REVENUES
Rental	$121,459	$69,373	$47,023
Tenant Reimbursements	27,097	14,166	9,301

Total Revenues	148,556	83,539	56,324

EXPENSES
Operating and Maintenance	16,883	8,618	4,974
Property Taxes	17,840	10,965	7,624
Interest	33,735	14,881	11,378
General and Administrative	6,171	5,526	4,246
Property Management Fee to Related Party	1,470	948	656
Investment Management Fee to Related Party	20,908	11,595	7,803
Acquisition Expenses	14,464	17,531	5,832
Depreciation and Amortization	61,415	32,125	25,093
Loss on Impairment	0	0	9,160

Total Expenses	172,886	102,189	76,766

OTHER INCOME AND EXPENSES
Interest and Other Income	1,619	1,260	344
Net Settlement Payments on Interest Rate Swaps	(700)	(1,096)	(660)
Gain on Interest Rate Swaps	397	23	89
Loss on Note Payable at Fair Value	(25)	(118)	(807)
Loss on Early Extinguishment of Debt	(108)	(72)	0

Total Other Income and (Expenses)	1,183	(3)	(1,034)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND EQUITY IN INCOME OF UNCONSOLIDATED ENTITIES	(23,147)	(18,653)	(21,476)
PROVISION FOR INCOME TAXES	(456)	(296)	(169)
EQUITY IN INCOME OF UNCONSOLIDATED ENTITIES	3,590	8,838	2,743

NET LOSS FROM CONTINUING OPERATIONS	(20,013)	(10,111)	(18,902)

DISCONTINUED OPERATIONS
Income (Loss) from Discontinued Operations	427	(507)	0
Realized Gain from Sale	301	0	0

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	728	(507)	0

NET LOSS	(19,285)	(10,618)	(18,902)

Net Loss Attributable to Non-Controlling Operating Partnership Units	26	18	54
NET LOSS ATTRIBUTABLE TO CB RICHARD ELLIS REALTY TRUST SHAREHOLDERS	$(19,259)	$(10,600)	$(18,848)

Basic and Diluted Net Loss Per Share from Continuing Operations Attributable to CB Richard Ellis Realty Trust Shareholders	$(0.10)	$(0.08)	$(0.23)

Basic and Diluted Net Income (Loss) Per Share from Discontinued Operations Attributable to CB Richard Ellis Realty Trust Shareholders	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding—Basic and Diluted	192,042,918	136,456,565	81,367,593
Dividends Declared Per Share	$0.60	$0.60	$0.60

See accompanying notes to consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Consolidated Statements of Comprehensive Loss

For the Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Share Data)

	Year Ended December 31,
	2011	2010	2009
NET LOSS	$(19,285)	$(10,618)	$(18,902)
Foreign Currency Translation (Loss) Gain	(820)	2,275	7,322
Swap Fair Value Adjustments	(11,169)	(1,639)	(293)

COMPREHENSIVE LOSS	(31,274)	(9,982)	(11,873)
Comprehensive Loss Attributable to Non-Controlling Operating Partnership Units	37	18	30

COMPREHENSIVE LOSS ATTRIBUTABLE TO CB RICHARD ELLIS REALTY TRUST SHAREHOLDERS	$(31,237)	$(9,964)	$(11,843)

See accompanying notes to consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011, 2010 and 2009

(In Thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(19,285)	$(10,618)	$(18,902)
Adjustments to Reconcile Net Loss to Net Cash Flows Provided by Operating Activities:
Equity in Income of Unconsolidated Entities	(3,590)	(8,838)	(2,743)
Loss on Impairment	0	0	9,160
Distributions from Unconsolidated Entities	23,666	26,262	11,397
Gain on Interest Rate Swaps and Cap	(397)	(23)	(89)
Loss on Note Payable at Fair Value	25	118	807
Loss on Early Extinguishment of Debt	79	53	0
Net Realized Gain on Sale of Discontinued Operations	(301)	0	0
Gain on Transfer of Real Estate	0	(154)	0
Depreciation and Amortization of Building and Improvements	36,962	20,082	14,671
Amortization of Deferred Financing Costs	1,572	1,081	644
Amortization of Acquired In-Place Lease Value	23,986	11,778	10,262
Amortization of Above and Below Market Leases	2,131	604	346
Amortization of Lease Commissions	467	265	160
Amortization of Discount and Premium on Notes Payable	(367)	732	796
Deferred Income Taxes	0	61	0
Share Based Compensation	28	240	0
Changes in Assets and Liabilities:
Accounts and Other Receivables	641	(1,431)	(562)
Deferred Rent	(9,114)	(5,035)	(1,253)
Other Assets	(1,969)	(1,543)	803
Accounts Payable and Accrued Expenses	3,735	5,282	617
Investment and Property Management Fees Payable to Related Party	644	651	112

Net Cash Flows Provided By Operating Activities	58,913	39,567	26,226

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of Real Estate Property	(192,899)	(468,765)	(195,435)
Acquisitions of Real Estate Held for Sale	0	(22,000)	0
Proceeds from Sales of Discontinued Operations	23,596	0	0
Investments in Unconsolidated Entities	(141,632)	(235,701)	(91,986)
Distributions from Unconsolidated Entities	0	68,343	389
Purchase Deposit	0	(20,005)	0
Restricted Cash	(7,854)	(135)	(617)
Lease Commissions	(2,347)	(1,019)	(496)
Improvements to Investments in Real Estate	(12,030)	(1,838)	(474)

Net Cash Flows Used in Investing Activities	(333,166)	(681,120)	(288,619)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Common Shares—Public Offering	658	565	425
Proceeds from Additional Paid-in-Capital—Public Offering	657,218	553,402	416,394
Redemption of Common Shares	(39,240)	(16,407)	(20,496)
Payment of Offering Costs	(70,926)	(55,000)	(43,624)
Payment of Distributions	(60,203)	(41,227)	(25,402)
Distribution to Non-Controlling Interest-Operating Partnership Units	(148)	(148)	(148)
Contribution from Non-Controlling Interest—Variable Interest Entity	686	0	0
Borrowing on Loan Payable	50,000	60,000	0
Principal Payment on Loan Payable	(85,000)	0	0
Proceeds from Notes Payable	81,700	97,600	22,660
Principal Payments on Notes Payable	(67,730)	(16,645)	(4,436)
Deferred Financing Costs	(2,501)	(5,229)	(717)

CB RICHARD ELLIS REALTY TRUST

Consolidated Statements of Cash Flows (Continued)

For the Years Ended December 31, 2011, 2010 and 2009

(In Thousands)

	Year Ended December 31,
	2011	2010	2009
Security Deposits	(158)	305	25

Net Cash Flows Provided by Financing Activities	464,356	577,216	344,681

EFFECT OF FOREIGN CURRENCY TRANSLATION	(44)	(76)	13

Net Increase (Decrease) in Cash and Cash Equivalents	190,059	(64,413)	82,301
Cash and Cash Equivalents, Beginning of Year	48,218	112,631	30,330

Cash and Cash Equivalents, End of Year	$238,277	$48,218	$112,631

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for Interest	$31,911	$12,793	$9,748
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distributions Declared and Payable	$32,785	$24,053	$14,750
Proceeds from Dividend Reinvestment	$46,193	$31,254	$17,600
Application of Deposit to Investment in Unconsolidated Entity	$7,500	$0	$0
Application of Deposit to Purchase Price of Real Estate	$12,505	$0	$0
Accrued Acquisition Costs Related to Real Property	$383	$0	$10
Duke joint venture Contribution/Distribution—Amazon Expansion	$25,364	$10,640	$0
Deconsolidation of Real Estate Transferred to Duke joint venture	$0	$(41,888)	$0
Notes Payable Assumed on Acquisition of Real Estate	$253,119	$73,540	$12,572
Increase in Investment in Duke joint venture from Transfer of Real Estate	$0	$42,042	$0
Share Awards Increase in APIC	$28	$240	$0
Accrued Offering Costs	$2,107	$1,032	$1,197
Accounts Payable and Accrued Expenses—CIP	$3,305	$0	$0

See accompanying notes to consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Consolidated Statements of Equity

For the Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Share Data)

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- Controlling Interest Operating Partnership Units	Non- Controlling Interest Variable Interest Entity	Total Shareholders’ And Non- Controlling Interest
	Shares	Amount
Balance at January 1, 2009	64,490,068	$645	$560,110	$(54,221)	$(19,327)	$487,207	$2,464	$0	$489,671
Net Loss	0	0	0	(18,848)	0	(18,848)	(54)	0	(18,902)
Other Comprehensive Income	0	0	0	0	7,005	7,005	24	0	7,029
Net Contributions From Public Offering of Common Shares, $0.01 Par Value	44,260,531	443	433,977	0	0	434,420	0	0	434,420
Costs Associated with Public Offering	0	0	(40,348)	0	0	(40,348)	0	0	(40,348)
Redemption of Common Shares	(2,284,916)	(23)	(20,473)	0	0	(20,496)	0	0	(20,496)
Adjustment to Record Non-Controlling Interest at Redemption Value	0	0	(178)	0	0	(178)	178	0	0
Distributions	0	0	0	(48,763)	0	(48,763)	(148)	0	(48,911)

Balance at December 31, 2009	106,465,683	1,065	933,088	(121,832)	(12,322)	799,999	2,464	0	802,463
Net Loss	0	0	0	(10,600)	—	(10,600)	(18)	0	(10,618)
Other Comprehensive Income	0	0	0	0	636	636	0	0	636
Net Contributions From Public Offering of Common Shares, $0.01 Par Value	59,817,671	598	584,623	0	0	585,221	0	0	585,221
Trustee Common Shares Granted	24,000	0	240	0	0	240	0	0	240
Costs Associated with Public Offering	0	0	(54,837)	0	0	(54,837)	0	0	(54,837)

CB RICHARD ELLIS REALTY TRUST

Consolidated Statements of Equity (Continued)

For the Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Share Data)

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- Controlling Interest Operating Partnership Units	Non- Controlling Interest Variable Interest Entity	Total Shareholders’ And Non-Controlling Interest
	Shares	Amount
Redemption of Common Shares	(1,796,101)	(18)	(16,389)	0	0	(16,407)	0	0	(16,407)
Adjustment to Record Non-Controlling Interest at Redemption Value	0	0	(166)	0	0	(166)	166	0	0
Distribution	0	0	0	(81,784)	0	(81,784)	(148)	0	(81,932)

Balance at December 31, 2010	164,511,253	1,645	1,446,559	(214,216)	(11,686)	1,222,302	2,464	0	1,224,766
Net Loss	0	0	0	(19,259)	0	(19,259)	(26)	0	(19,285)
Other Comprehensive Loss	0	0	0	0	(11,978)	(11,978)	(11)	0	(11,989)
Net Contributions From Public Offering of Common Shares, $0.01 Par Value	70,704,939	707	703,362	0	0	704,069	0	0	704,069
Trustee Common Shares	3,000	0	28	0	0	28	0	0	28
Costs Associated with Public Offering	0	0	(72,001)	0	0	(72,001)	0	0	(72,001)
Redemption of Common Shares	(4,263,559)	(43)	(39,197)	0	0	(39,240)	0	0	(39,240)
Adjustment to Record Non-Controlling Interest at Redemption Value	0	0	(185)	0	0	(185)	185	0	0
Contribution	0	0	0	0	0	0	0	686	686
Distributions	0	0	0	(115,127)	0	(115,127)	(148)	0	(115,275)

Balance at December 31, 2011	230,955,633	$2,309	$2,038,566	$(348,602)	$(23,664)	$1,668,609	$2,464	$686	$1,671,759

See accompanying notes to consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2011, 2010 and 2009

1. Organization and Nature of Business

CB Richard Ellis Realty Trust (the “Company”) was formed on March 30, 2004 under the laws of the state of Maryland. CBRE Operating Partnership, L.P. (“CBRE OP”) was formed in Delaware on March 30, 2004, with the Company as the sole general partner (the “General Partner”). The Company has elected to be taxed as a real estate investment trust (“REIT”) under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), beginning with its taxable year ended December 31, 2004. The Company was incorporated to raise capital and acquire ownership interests in high quality real estate properties, including primarily on office and industrial (primarily warehouse/distribution) and, to a lesser extent, retail and potentially multi-family residential properties, as well as other real estate related assets.

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

On October 24, 2006, the Company commenced an initial public offering of up to $2,000,000,000 of its common shares. In connection with that offering, the Company had accepted subscriptions from 13,270 investors, issued 60,808,967 common shares including 1,487,943 common shares issued pursuant to our dividend reinvestment plan, and received $607,345,702 in gross proceeds. Our initial public offering was terminated effective as of the close of business on January 29, 2009. On January 30, 2009, the Company commenced a follow-on public offering of up to $3,000,000,000 in of its common shares. In connection with that offering, from January 30, 2009 (effective date) through January 30, 2012 (close), we had accepted subscriptions from 49,990 investors, issued 190,672,251 common shares including 11,170,603 common shares issued pursuant to our dividend reinvestment plan, and received $1,901,137,211 in gross proceeds. On February 3, 2012, the Company filed a registration statement on Form S-3 to register 25,000,000 of its common shares for up to $237,500,000 pursuant to the amended and restated dividend reinvestment plan.

The Company operates in an umbrella partnership REIT structure in which its majority-owned subsidiary, CBRE OP, owns, directly or indirectly, substantially all of the properties acquired on behalf of the Company. The Company, as the sole general partner of CBRE OP, owns approximately 99.89% of the common partnership units therein. REIT Holdings, an affiliate of the Investment Advisor, holds the remaining interest through 246,361 limited partnership units representing approximately a 0.11% ownership interest in the total limited partnership units. In exchange for services provided to the Company relating to its formation and future services, REIT Holdings also owns a Class B limited partnership interest (“Class B interest”). The Investment Advisor is affiliated with the Company in that the two entities have common officers and trustees, some of whom also own equity interests in the Investment Advisor and the Company. All business activities of the Company are managed by the Investment Advisor.

Unless the context otherwise requires or indicates, references to “we,” “the Company” “our,” and “us” refer to the activities of and the assets and liabilities of the business and operations of CB Richard Ellis Realty Trust and its subsidiaries.

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

Principles of Consolidation

Because we are the sole general partner and majority owner of CBRE OP and have majority control over their management and major operating decisions, the accounts of CBRE OP are consolidated in our financial statements. The interests of REIT Holdings are reflected

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

in non-controlling interest in the accompanying consolidated financial statements. All significant inter-company accounts and transactions are eliminated in consolidation. CBRE Global Investors (“CBRE Global Investors”), an affiliate of the Investment Advisor, also owns an interest in us through its ownership of 243,229 common shares of beneficial interest at December 31, 2011 and 2010.

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

With respect to our majority limited membership interest in the Duke/Hulfish, LLC joint venture (the “Duke joint venture”), the Afton Ridge Joint Venture, LLC (“Afton Ridge”), the Goodman Princeton Holdings (Jersey) Limited joint venture (the “UK JV”) and the Goodman Princeton Holdings (LUX) SARL joint venture (the “European JV”), we considered the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (“ASC”) Topic “Consolidation” (“FASB ASC 810”) in determining that we did not have control over the financial and operating decisions of such entities due to the existence of substantive participating rights held by the minority limited members who are also the managing members of the Duke joint venture and Afton Ridge, and the investment advisors/managers of the UK JV and the European JV, respectively.

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

With respect to our majority limited membership interest in the Duke/Hulfish, LLC joint venture (the “Duke joint venture”), the Afton Ridge Joint Venture, LLC (“Afton Ridge”), the Goodman Princeton Holdings (Jersey) Limited joint venture (the “UK JV”) and the Goodman Princeton Holdings (LUX) SARL joint venture (the “European JV”), we considered FASB the Accounting Standard Codification Topic Consolidation FASB ASC 810 in determining that we did not have control over the financial and operating decisions of such entities due to the existence of substantive participating rights held by the minority limited members who are also the managing members of the Duke joint venture and Afton Ridge, and the investment advisors/managers of the UK JV and the European JV, respectively.

We carry our investments in CBRE Strategic Partners Asia, the Duke joint venture, Afton Ridge, the UK JV and the European JV on the equity method of accounting because we have the ability to exercise significant influence (but not control) over operating and financial policies of each such entity.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

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

Consolidated Variable Interest Entities

In December 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-17, “Consolidations” (“Topic 810”): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This ASU incorporates Statement of Financial Accounting Standards (SFAS) No. 167, “Amendments to FASB Interpretation No. 46(R),” issued by the FASB in June 2009. The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact such entity’s economic performance and (i) the obligation to absorb losses of such entity or (ii) the right to receive benefits from such entity. ASU 2009-17 also requires additional disclosures about a reporting entity’s involvement in variable interest entities, which enhances the information provided to users of financial statements.

In October 2011, a consolidated subsidiary of the Company, RT Atwater Holding, LLC, entered into a real estate development venture with the Trammel Crow Company, a wholly-owned subsidiary of CBRE Group, Inc. a related party of ours, whereby the Company would own 95% of the newly formed entity and the Trammel Crow Company would own the remaining 5% of the entity. The new entity, RT/TC Atwater, LP (“Atwater”), was formed for the purpose of developing and then operating a build-to-suit suburban office and research facility for a single tenant that has agreed to a minimum lease term of 12 years starting from the completion of construction of the facility. Through the provisions of the Atwater, LP agreement, the REIT and the Trammel Crow Company collectively have the power to direct the activities that most significantly impact the economic performance of the entity. The entity was deemed a variable interest entity and the entity within the related party group most closely associated with the entity, the REIT, began to consolidate the entity at its inception in October 2011.

Atwater’s construction in progress and other assets, including the initial land acquired by Atwater in October 2011, is $17,233,000 at December 31, 2011. The assets of the entity are the sole collateral for the other liabilities of the entity. For the year ended December 31, 2011, there were no revenues and operating expenses relating to the operating activities of the entity. All activity of the entity has been strictly geared toward the development of the property. The capital account of the Trammel Crow Company is included in non-controlling interest—variable interest entity on the accompanying consolidated balance sheet at December 31, 2011.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

Cash Equivalents

We consider short-term investments with maturities of three months or less when purchased to be cash equivalents. As of December 31, 2011 and 2010, cash equivalents consisted primarily of investments in money market funds.

Restricted Cash

Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of December 31, 2011 and 2010 our restricted cash balance was $7,216,000 and $2,058,000, respectively, which represents amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by our agreements with our lenders.

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

As of December 31, 2010, we had two properties (Rickenbacker II and Rickenbacker III) held for sale. Rickenbacker II and Rickenbacker III were sold on August 12, 2011.

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

For the Years Ended December 31, 2011, 2010 and 2009

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

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred. As of December 31, 2011, we owned on a consolidated basis, 77 real estate investments. As of December 31, 2010, we owned, on a consolidated basis, 71, exclusive of the two properties held for sale, real estate investments.

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

On October 27, 2010, we acquired 3660 Deerpark Boulevard, a single tenant warehouse distribution building located in Elkton, FL. The purchase price was $15,300,000.

On October 27, 2010, we acquired Tolleson Commerce Park II, a multi-tenant warehouse distribution building located in Tolleson, AZ, a suburb of Phoenix. The purchase price was $9,200,000.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

On November 15, 2010, we acquired Pacific Corporate Park, a multi-tenant corporate headquarters office building located in Sterling, VA, a suburb of Washington, DC. The purchase price was $144,500,000.

On December 10, 2010, we acquired 100 Kimball Drive, a single tenant corporate headquarters office building located in Parsippany, NJ. The purchase price was $60,250,000.

On April 5, 2011, we sold Orchard Business Park I, a vacant warehouse/distribution building, located in Spartanburg, SC. The sales price was $1,275,000.

On April 11, 2011, we acquired two office buildings, 70 Hudson Street and 90 Hudson Street located in Jersey City, NJ. The purchase price was $310,000,000.

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

On November 30, 2011, we acquired Aurora Commerce Center Bldg. C, a multitenant warehouse/distribution building located in Aurora CO, a suburb of Denver. The purchase price was $24,500,000.

On December 30, 2011, we acquired Sabal Pavilion, a single tenant office building located in Tampa, FL. The purchase price was $21,368,000.

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

Other Assets

Other assets include the following as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011	December 31, 2010
Prepaid insurance	$401	$308
Prepaid real estate taxes	184	0
Purchase deposits	0	20,005
Loan commitment fee	0	740
Other	1,391	1,057

Total	$1,976	$22,110

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

For the Years Ended December 31, 2011, 2010 and 2009

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

Non-Controlling Interest—Operating Partnership Units

We owned a 99.89% and 99.85% partnership interest in CBRE OP as of December 31, 2011 and 2010, respectively. The remaining 0.11% and 0.15% partnership interest as of December 31, 2011 and 2010, respectively, was owned by REIT Holdings in the form of 246,361 non-controlling operating partnership units which were exchangeable on a one for one basis for common shares of the Company, with an estimated aggregate redemption value of $2,464,000.

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

For the Years Ended December 31, 2011, 2010 and 2009

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

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable year ended December 31, 2004. To qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) as defined in the Internal Revenue Code, to our shareholders and satisfy certain other organizational and operating requirements. We generally will not be subject to U.S. federal income taxes if we distribute 100% of our net taxable income each year to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to U.S. federal income taxes and excise taxes on our undistributed taxable income. Except as discussed below, we believe that we have met all of the REIT distribution and technical requirements for the years ended December 31, 2011 and 2010. We intend to continue to adhere to these requirements and maintain our REIT qualification.

In order for distributions to be deductible for U.S. federal income tax purposes and count towards our distribution requirement, they must not be “preferential dividends.” A distribution will not be treated as preferential if it is pro rata among all outstanding shares of stock within a particular class. IRS guidance, however, allows a REIT to offer shareholders participating in its dividend reinvestment program (“DRIP”) up to a 5% discount on shares purchased through the DRIP without treating such reinvested dividends as preferential. Our DRIP offers a 5% discount. In 2007, 2008 and the first two quarters of 2009, common shares issued pursuant to our DRIP were treated as issued as of the first day following the close of the quarter for which the distributions were declared, and not on the date that the cash distributions were paid to shareholders not participating in our DRIP. Because we declare dividends on a daily basis, including with respect to common shares issued pursuant to our DRIP, the IRS could take the position that distributions paid by us during these periods were preferential on the grounds that the discount provided to DRIP participants effectively exceeded the authorized 5% discount or, alternatively, that the overall distributions were not pro rata among all shareholders. In addition, in the years 2007 through 2009 we paid certain individual retirement account (“IRA”) custodial fees in respect of IRA accounts that invested in our common shares. The payment of certain of such amounts could have been treated as dividend distributions to the IRAs, and therefore as preferential dividends as such amounts were not paid in respect of our other outstanding common shares. Although we believe that the effect of the operation of our DRIP and the payment of such fees was immaterial, the REIT rules do not provide an exception for de minimis preferential dividends.

We submitted a request to the IRS for a closing agreement under which the IRS would grant us relief with respect to payments we made to shareholders under our DRIP and in respect of certain custodial fees we paid on behalf of some of our IRA shareholders, in each case, which payments could be treated as preferential dividends under the rules applicable to REITs. On July 8, 2011, the Company and the Investment Advisor entered into the Closing Agreement with the IRS pursuant to which (i) the IRS agreed not to challenge the Company’s dividends as preferential for its taxable years 2007, 2008 and 2009 as a result of the matters described above, and (ii) the Investment Advisor paid a compliance fee of approximately $135,000 to the IRS. In accordance with the terms of the

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

Closing Agreement, none of the Company, CBRE OP or any subsidiary thereof have directly or indirectly reimbursed or will directly or indirectly reimburse the Investment Advisor for its payment of this compliance fee and none of the Investment Advisor or its direct or indirect owners has deducted or will deduct the compliance fee from their taxable income. The Company and the Investment Advisor expect to remain in compliance with the terms of the Closing Agreement, but any inadvertent non-compliance with such terms could result in adverse consequences for us. As a result of the Closing Agreement, the Company has met its distribution requirement for its taxable years ended December 31, 2007, 2008 and 2009.

Revenue Recognition and Valuation of Receivables

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $16,714,000 and $6,515,000 as security for such leases at December 31, 2011 and 2010.

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

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $821,000 and $83,000 as of December 31, 2011 and December 31, 2010, respectively. During the year ended December 31, 2010, we wrote off $310,000 of the uncollectible rent receivables for the tenant Randal C. Espey at the Deerfield Commons I property, tenants Cell Arch Technologies, Inc. and Keogh Consulting, Inc. at the Lakeside Office Center, tenant Romeo Rim, Inc. at the Cherokee Corporate Park, and the tenant Amax Engineering Corporation at the 660 North Dorothy. $209,000 of allowance for doubtful accounts was recognized during the year ended December 31, 2010. In addition, the unamortized tangible and intangible asset balances totaling $27,000 were also written off during the year ended December 31, 2010, of which ($10,000), $5,000, $8,000 and $24,000 are related to above/below market leases, lease commissions, tenant improvements and in place lease value, respectively.

Offering Costs

Offering costs totaling $72,001,000 and $54,837,000 were incurred during the years ended December 31, 2011 and 2010, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Offering costs incurred through December 31, 2011 totaled $219,339,000. Of the total amount, $200,455,000 was incurred to CNL Securities Corp., as dealer manager; $3,969,000 was incurred to CBRE Group, Inc., an affiliate of the Investment Advisor; $886,000 was incurred to the Investment Advisor for reimbursable marketing costs and $14,029,000 was incurred to other service providers. Each party will be paid the amount incurred from proceeds of the public offering. As of December 31, 2011 and 2010, the accrued offering costs payable to related parties included in our consolidated balance sheets were $1,974,000 and 917,000, respectively. Offering costs payable to unrelated parties of $133,000 and $115,000 at December 31, 2011 and 2010, respectively, were included in accounts payable and accrued expenses.

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

For the Years Ended December 31, 2011, 2010 and 2009

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

The carrying value of our United Kingdom assets and liabilities fluctuate due to changes in the exchange rate between the USD and the GBP. The exchange rate of the USD to the GBP was $1.5535 and $1.5570 at December 31, 2011 and 2010, respectively. The profit and loss weighted average exchange rate of the USD to the GBP was approximately $1.6089, $1.5461 and $1.5531 for the years ended December 31, 2011, 2010 and 2009, respectively.

The carrying value of our European assets and liabilities fluctuate due to changes in the exchange rate between the USD and the EUR. The exchange rate of the USD to the EUR was $1.2945 and $1.3338 at December 31, 2011 and 2010, respectively. We acquired our first property in Europe on June 10, 2010. The profit and loss weighted average exchange rate of the USD to the EUR was approximately $1.4000 and $1.3256 for the years ended December 31, 2011 and 2010, respectively.

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

Earnings Per Share Attributable to CB Richard Ellis Realty Trust Shareholders

Basic net income (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding during each period. The computation of diluted net income (loss) further assumes the dilutive effect of stock options, stock warrants and contingently issuable shares, if any. We have recorded a net loss for the years ended December 31, 2011, 2010 and 2009 the effect of stock options, restricted stock grants, stock warrants and contingently issuable shares, are anti–dilutive, and accordingly, the $268,000 in restricted stock awards have been excluded from the earnings per share computation. In addition, no stock options, stock warrants or contingently issuable shares have ever been issued. As a result, there is no difference in basic and diluted shares.

Fair Value of Financial Instruments and Investments

We elected to apply the fair value option for one of our eligible mortgage notes payable that was newly issued debt during the year ended December 31, 2008. The measurement of the elected mortgage note payable at its fair value and its impact on the statement of operations is described in Note 16 “Fair Value Option-Note Payable” and Note 17 “Fair Value of Financial Instruments and Investments”.

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

For the Years Ended December 31, 2011, 2010 and 2009

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

Adoption of Accounting Standards

Fair Value Measurements and Disclosures

In January 2010, the FASB issued Accounting Standards Updates (“ASU”) 2010-06, “Fair Value Measurements and Disclosures.” ASU 2010-06 clarifies disclosure requirements relating to the level of disaggregation of disclosures relating to classes of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value estimates for Level 2 or Level 3 assets and liabilities. These requirements of ASU 2010-06 were effective for interim and annual disclosures for interim and annual reporting periods beginning after December 15, 2009. The adoption of these requirements of the ASU did not have a material impact on our consolidated financial statements.

New Accounting Standards

ASU 2010-06 also requires additional disclosures regarding the transfers among the fair value classification levels as well as the reasons for those changes and a separate presentation of purchases, sales, issuances and settlements in the presentation of the roll-forward of Level 3 assets and liabilities. Those disclosures are effective for interim and annual reporting periods for fiscal years beginning after December 15, 2010. The adoption of this portion of ASU 2010-06 did not have a material impact on our consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

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

In May 2011, the FASB issued, ASU 2011-04 to the Fair Value Measurement topic of the Accounting Standards Codification (“ASC”). The ASU eliminates unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards, expands the disclosure requirements of the Fair Value Measurements topic of the ASC for fair value measurements and makes other amendments, including:

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

ASU 2011-04 expands the Fair Value Measurements topic’s disclosure requirements, particularly for fair value measurements categorized in Level 3 of the fair value hierarchy: (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation processes in place (e.g., how the entity decides its valuation policies and procedures, as well as changes in its analyses of fair value measurements, from period to period), (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs, (4) discussion of the use of a nonfinancial asset that differs from the asset’s highest and best use, and (5) the level of the fair value hierarchy of financial instruments for items that are not measured at fair value but for which disclosure of fair value is required.

ASU 2011-04 is applicable to our company for interim and annual periods beginning after December 15, 2011. The adoption of this ASU is not expected to have a material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (included in ASC 220, Comprehensive Income), or ASU 2011-05, which amends existing guidance to allow only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income, or (2) in two separate but consecutive financial statements consisting of an income statement followed by a statement of other comprehensive income. ASU 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We have early adopted ASU 2011-05 and included the statements of comprehensive loss for the years ended December 31, 2011, 2010 and 2009 as part of these consolidated financial statements.

Other Accounting Standards Updates not effective until after December 31, 2011 are not expected to have a significant effect on our consolidated financial position or results of operations.

3. Acquisition of Real Estate

The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, site improvements, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above and below-market leases and

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

the value of in-place leases and tenant relationships, if any, based in each case on their respective fair values. Loan premiums, in the case of above-market rate loans, or loan discounts, in the case of below-market loans, will be recorded based on the fair value of any loans assumed in connection with acquiring the real estate. Above-market ground leases will be recorded based on the respective fair value of the ground leases. Effective January 1, 2009, we began expensing deal costs related to our consolidated acquisitions.

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

70 Hudson Street and 90 Hudson Street were acquired on April 11, 2011 for $155,000,000 each, Millers Ferry Road was acquired on June 2, 2011, for $40,366,000, Sky Harbor Operations Center was acquired on September 30, 2011 for $53,500,000, Aurora Commerce Center Bldg. C was acquired on November 30, 2011 for $24,500,000 and Sabal Pavilion was acquired on December 30, 2011 for $21,368,000.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

The following table summarizes the final fair values of the assets acquired and liabilities assumed for the above noted acquisitions during the years ended December 31, 2011 and 2010 and designated as real estate held for investment (in thousands):

Property	Land	Site Improve- ments	Building Improve- ments	Tenant Improve- ments	Acquired In- Place Lease Value	Above Market Lease Value	Below Market Lease Value	Ground Lease	(Premium) Discount on Notes	Purchase Price	Notes Payable Assumed	Net Assets Acquired
5160 Hacienda Drive	$8,100	$740	$20,776	$1,693	$5,600	$1,591	$0	$0	$0	$38,500	$0	$38,500
10450 Pacific Center Court	5,000	724	20,410	1,061	3,848	1,707	0	0	0	32,750	0	32,750
225 Summit Avenue	7,100	978	25,460	2,240	6,730	0	(1,908)	0	0	40,600	0	40,600
One Wayside Road	7,500	517	37,870	2,442	8,302	351	(855)	0	(602)	55,525	(26,766)	28,759
100 Tice Blvd	7,300	1,048	47,114	2,231	11,168	2,476	0	0	(3,737)	67,600	(42,435)	25,165
Ten Parkway North	3,500	276	15,764	1,368	2,868	1,224	0	0	0	25,000	0	25,000
4701 Gold Spike Drive	3,500	384	14,057	95	1,948	316	0	0	0	20,300	0	20,300
1985 International Way	2,200	395	10,544	33	1,429	199	0	0	0	14,800	0	14,800
Summit Distribution Center	2,300	548	9,122	67	1,219	157	(13)	0	0	13,400	0	13,400
3660 Deerpark Blvd	2,400	439	10,036	67	1,439	919	0	0	0	15,300	0	15,300
Tolleson Commerce Pk II	2,200	567	4,753	62	1,072	546	0	0	0	9,200	0	9,200
Pacific Corporate Park	21,128	47,023	46,993	14,810	18,908	851	(5,213)	0	0	144,500	0	144,500
100 Kimball Drive	8,800	1,270	39,401	2,946	7,526	307	0	0	0	60,250	0	60,250
70 Hudson Street	55,300	8,885	56,195	3,470	19,903	14,503	0	0	(3,256)	155,000	(120,857)	34,143
90 Hudson Street	56,400	9,969	76,909	3,198	18,293	28	(7,112)	0	(2,685)	155,000	(117,562)	37,438
Millers Ferry Road	5,835	8,755	18,411	688	7,149	0	(472)	0	0	40,366	0	40,366
Sky Harbor Operations Center	0	20,848	19,677	4,565	16,535	0	(6,625)	(1,500)	0	53,500	0	53,500
Aurora Commerce Center Bldg. C	2,600	1,126	17,466	254	2,643	411	0	0	0	24,500	0	24,500
Sabal Pavilion	3,900	1,394	10,734	1,656	4,505	0	(93)	0	(728)	21,368	(14,700)	6,668

	$205,063	$105,886	$501,692	$42,946	$141,085	$25,586	$(22,291)	$(1,500)	$(11,008)	$987,459	$(322,320)	$665,139

Building Improvements are depreciated over 39 years; Site Improvements are depreciated over 15 and 25 years; Tenant Improvements, Acquired In-Place Lease Value, Above Market Lease Value and Below Market Lease Value are amortized over the remaining lease terms at the time of acquisition.

Acquisition related expenses of $14,464,000, $17,531,000 and $5,832,000 associated with the acquisitions of real estate were expensed as incurred during the years ended December 31, 2011, 2010 and 2009, respectively.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

The following table summarizes the net assets transferred to the Duke joint venture on March 31, 2010 relating to the contribution of 100% ownership interest in Miramar I and II properties (in thousands):

Property	Land	Site Improvements	Building Improvements	Tenant Improvements	Acquired In- Place Lease Value	Above Market Lease Value	Net Assets Transferred
Miramar I	$3,347	$1,000	$7,607	$716	$3,380	$950	$17,000
Miramar II	4,477	1,142	13,110	827	4,550	1,373	25,479

Total Assets	7,824	2,142	20,717	1,543	7,930	2,323	42,479

Accumulated Depreciation and Amortization	0	(36)	(133)	(55)	(284)	(83)	(591)

Net Assets	$7,824	$2,106	$20,584	$1,488	$7,646	$2,240	$41,888

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

At such time, the Company presented the respective assets separately on the consolidated balance sheet, presented the revenue and expenses separately as discontinued operations on the consolidated statement of operations and it ceased to record depreciation and amortization expense. See Note 4 “Real Estate and Other Assets Held for Sale and Related Liabilities.”

Unaudited pro forma results, assuming the above noted acquisitions had occurred as of January 1, 2010 for purposes of the 2011 acquisitions and assuming the above noted 2010 acquisitions had occurred as of January 1, 2009 for purposes of presenting the 2011 and 2010 proforma disclosures, respectively, are presented below. Non-recurring acquisition costs of $7,897,000 were excluded from 2011 proforma and included in the year ended December 31, 2010 proforma, as an operating expense. These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as increased depreciation and amortization expenses as a result of tangible and intangible assets acquired in the acquisitions. These unaudited pro forma results do not purport to be indicative of what operating results would have been had the acquisitions actually occurred on January 1, 2010 and may not be indicative of future operating results (dollars in thousands, except share data):

	Year Ended December 31,
	2011	2010
Revenue	$166,524	$144,371
Operating Loss	(17,569)	(18,749)
Net Loss	(13,328)	(9,250)
Basic and Diluted Loss Per Share	$(0.07)	$(0.07)
Weighted Average Shares Outstanding for Basic and Diluted Loss	192,042,918	136,456,565

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

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

Real estate and other assets held for sale and related liabilities as of December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Assets
Real estate held for sale	$0	$22,000
Current assets.	0	56

Total real estate and other assets held for sale	0	22,056

Liabilities
Accounts payable and accrued expense	0	441

Total liabilities related to real estate and other assets held for sale	0	441

Net real estate and other assets held for sale	$0	$21,615

Revenues and expenses from discontinued operations for the year ended December 31, 2011 and 2010, respectively, represent the activities of the held for sale portfolio of warehouse distribution buildings acquired during the year ended December 31, 2010 for $22,000,000. On August 12, 2011, we sold the Rickenbacker II and Rickenbacker III properties located in Groveport, OH, for approximately $22,639,000. The aggregate sales proceeds after customary closing costs was approximately $22,433,000 resulting in a gain on sale of $426,000. We also sold Orchard Park III for $1,275,000 and recognized a loss of $(125,000) during 2011.

In accordance with ASC 205-20 Presentation of Financial Statement-Discontinued Operation, the income and the net gain on dispositions of operating properties are reflected in the consolidated statements of operations as discontinued operations for all periods presented.

	December 31,
	2011	2010
Revenues:
Rental	$878	$138
Tenant Reimbursement	207	26

Total Revenues.	1,085	164

Expenses:
Operating and Maintenance	310	71
Property Taxes	89	14
General and Administrative	41	2
Investment Management Fee to Related Party	96	16
Property management Fee to Related Party	0	7
Acquisition Expenses	0	500

Total Expenses	536	610

Provision for Income Taxes in Discontinued Operations	122	61

Income (Loss) from Discontinued Operations	427	(507)
Net Realized Gain from Sale	301	0

Total Income (Loss) from Discontinued Operations	$728	$(507)

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

5. Investments in Unconsolidated Entities

Investments in unconsolidated entities at December 31, 2011 and 2010 consist of the following (in thousands):

	December 31,
	2011	2010
CBRE Strategic Partners Asia	$8,381	$9,471
Duke Joint Venture	377,145	306,264
Afton Ridge Joint Venture	18,274	19,167
UK JV	26,590	27,822
European JV	107,241	47,338

	$537,631	$410,062

The following is a summary of the investments in unconsolidated entities for the years ended December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Investment Balance, January 1, 2011	$410,062	$214,097
Contributions	149,132	278,079
REIT Basis Adjustments	0	(617)
Company’s Equity in Net Income (including adjustments for basis differences)	3,590	8,838
Other Comprehensive Income of Unconsolidated Entities	(1,487)	4,271
Distributions	(23,666)	(94,606)

Investment Balance, December 31, 2011	$537,631	$410,062

CBRE Strategic Partners Asia

We have agreed to a capital commitment of $20,000,000 in CBRE Strategic Partners Asia, which extends for 48 months (to January 31, 2012) after the close of the final capital commitment. As of December 31, 2011, we have contributed $15,497,000 of our capital commitment which was funded using net proceeds from our public offerings. CBRE Global Investors, our sponsor, formed CBRE Strategic Partners Asia to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in Asia, including China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. The initial closing date of CBRE Strategic Partners Asia was in July 2007, with additional commitments being accepted through January 2008. CBRE Strategic Partners Asia closed on January 31, 2008, with aggregate capital commitments of $394,203,000. CBRE Strategic Partners Asia has an eight year term, which may be extended for up to two one-year periods with the approval of two-thirds of the limited partners.

As of December 31, 2011, CBRE Strategic Partners Asia, with its parallel fund, CBRE Group Strategic Asia II, L.P., had aggregate investor commitments of $394,203,000 from institutional investors including CBRE Global Investors. We own an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. As of December 31, 2011, CBRE Strategic Partners Asia had acquired ownership interests in ten properties, five in China and five in Japan. Two of the five ownership interests in China were sold in 2010. Our capital commitment was pledged as collateral for borrowings of CBRE Strategic Partners Asia of which our pro-rata portion of such borrowing was approximately $218,000 based on our 5.07% ownership interest at December 31, 2010. All outstanding borrowings were repaid to the lender in March 2011.

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

For the Years Ended December 31, 2011, 2010 and 2009

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

CBRE Strategic Partners Asia is a limited partnership that qualifies for specialized industry accounting for investment companies. Specialized industry accounting allows investment companies to carry their investments at fair value, with changes in the fair value of the investments recorded in the statement of operations. On the basis of the guidance in ASC 970-323, the Company accounts for its investment in CBRE Strategic Partners Asia under the equity method. As a result, and in accordance with ASC 810-10-25-15 the specialized accounting treatment, principally fair value basis, applied by CBRE Strategic Partners Asia under the investment company guide is retained in the recognition of equity method earnings in the statement of operations of the Company. See Note 17 “Fair Value of Financial Instruments and Investments” for further discussion of the application of the fair value accounting to our investment in CBRE Strategic Partners Asia. See Note 21 “Subsequent Events,” for an update of this investment.

Consolidated Balance Sheets of CBRE Strategic Partners Asia as of December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Assets
Real Estate	$215,948	$237,645
Other Assets	11,545	16,354

Total Assets	$227,493	$253,999

Liabilities and Equity
Notes Payable	$45,466	$43,019
Loan Payable	0	4,307
Other Liabilities	13,948	17,630

Total Liabilities	59,414	64,956

Company’s Equity	8,383	9,471
Other Investors’ Equity	159,696	179,572

Total Liabilities and Equity	$227,493	$253,999

Consolidated Statements of Operations of CBRE Strategic Partners Asia for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Total Revenues and Appreciation (Depreciation)	$2,639	$29,329	$27,226
Total Expenses	32,603	9,924	12,680

Net (Loss) Income	(29,964)	19,405	14,546

Company’s Equity in Net (Loss) Income	$(1,547)	$949	$803

Duke Joint Venture

On May 5, 2008, we entered into a contribution agreement with Duke Realty Limited Partnership (“Duke”), a subsidiary of Duke Realty Corporation (NYSE: DRE), to form the Duke joint venture to acquire $248,900,500 in industrial real property assets (the “Industrial

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

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

On August 24, 2010, the Duke joint venture closed on the acquisition of additional land and entered into a construction agreement, and lease amendments (collectively, the “Expansion Agreements”) to expand the AllPoints at Anson Bldg. 1 property, a warehouse/distribution center located in Whitestown, IN, a suburb of Indianapolis. The existing property is 100% leased to a subsidiary of Amazon.com through July 2018. Pursuant to the Expansion Agreements, AllPoints at Anson Bldg. 1 (i) was expanded from the current 630,573 square feet to approximately 1,036,573 square feet and (ii) is 100% leased to a subsidiary of Amazon.com, which lease was extended through April 2021. The total cost of the expansion is anticipated to be approximately $19,395,000 to the Duke joint venture. We expect to make cash contributions of approximately $15,516,000 to the Duke joint venture in connection with the Expansion Agreements. We paid a construction supervision fee of $230,000 to our Investment Advisor in connection with the Expansion Agreements.

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

For the Years Ended December 31, 2011, 2010 and 2009

On December 21, 2010, the Duke joint venture acquired fee interests in the first tranche of the Office Portfolio by acquiring seven properties for $173,850,000, exclusive of closing costs and acquisition fees which were both expensed as incurred. We made a cash contribution of approximately $139,080,000 to the Duke joint venture in connection with the closing of the first tranche.

On March 24, 2011, in connection with the acquisition of 13 properties (the second and third tranches of the Office Portfolio) for $342,800,000 of which our share was $274,240,000 exclusive of closing costs and acquisition fees which were both expensed as incurred, the Duke joint venture entered into a $275,000,000 unsecured term loan (the “Term Loan”) with Wells Fargo Bank, National Association. While the Term Loan was non-recourse to us, the pro rata share of the Term Loan obligation attributable to us was initially $220,000,000 in accordance with our ownership interest in the Duke joint venture. The Term Loan had a six-month term and two six-month extension options. The Term Loan had an interest rate of LIBOR plus 2.50% and was fully pre-payable at any time, subject to any customary costs. An origination fee of $1,650,000 was paid to Wells Fargo Bank, National Association at the closing of the term loan. The Term Loan Agreement contains customary representations and warranties and covenants. During the term of the loan, the Duke joint venture agreed to comply with certain financial covenants related to its leverage ratio, net asset value, unencumbered leverage ratio and the inability to enter into certain types of investments.

On April 28, 2011, the Duke joint venture entered into lease amendments to expand the Buckeye Logistics Center property, a warehouse/distribution center located in Phoenix, AZ. On May 2, 2011, the Duke joint venture closed on the acquisition of additional land and entered into a construction agreement (along with the lease amendments collectively, the “Buckeye Expansion Agreements”). The existing property is 100% leased to a subsidiary of Amazon.com through September 2018. Pursuant to the Buckeye Expansion Agreements, Buckeye Logistics Center (i) was expanded from the current 604,678 square feet to approximately 1,009,351 square feet and (ii) remained 100% leased to a subsidiary of Amazon.com, which lease was extended through September 2021. The total cost of the expansion is anticipated to be approximately $21,609,000 to the Duke joint venture. We expect to make cash contributions of approximately $17,287,000 to the Duke joint venture in connection with the Buckeye Expansion Agreements. We paid a construction supervision fee of $254,000 to our Investment Advisor in connection with the Buckeye Expansion Agreements.

On August 4, 2011, we contributed $31,200,000, our 80% share of $39,000,000, to the Duke joint venture. The contribution was used towards a pay down the Wells Fargo unsecured term loan on August 8, 2011. On August 8, 2011, the Duke joint venture closed on two loans with Woodman of the World Life Insurance Society totaling $14,425,000. The loans are secured by the Fairfield Distribution Center IX, $4,675,000, and West Lake at Conway, $9,750,000, properties. Net proceeds from the financing totaling approximately $13,818,000 were used to pay down the Wells Fargo unsecured term loan. The Duke joint venture paid CBRE Capital Markets, LLC, an affiliate of the Investment Advisor, aggregate mortgage broker fees of approximately $72,125 in connection with the loans. Approximately $52,818,000 of the $275,000,000 Wells Fargo unsecured term was paid down on August 8, 2011 reducing the outstanding balance as of that date to approximately $222,182,000.

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

For the Years Ended December 31, 2011, 2010 and 2009

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

On September 12, 2011, the Duke joint venture closed on five loans with John Hancock Life Insurance Company (U.S.A.) totaling approximately $156,250,000 ($125,000,000 at our 80% pro rata share of the Duke joint venture). The loans are secured by the 533 Maryville Centre, 555 Maryville Centre, The Landings I, The Landings II, Norman Pointe I, Norman Pointe II, Weston Pointe I, Weston Pointe II, Weston Pointe III, Weston Pointe IV and Regency Creek properties. The loans have a fixed interest rate of 5.24%, a 10-year term and a 30-year amortization schedule. The loans may not be prepaid during the first two years of their terms, but thereafter may be fully prepaid subject to yield maintenance. Principal and interest payments are due monthly on the loans. The Duke joint venture paid CBRE Capital Markets, LLC, an affiliate of the Investment Advisor, aggregate mortgage broker fees of approximately $781,250 in connection with the five loans. Upon closing, the Duke joint venture paid down the remaining approximately $154,482,000 balance of the Wells Fargo unsecured term loan.

As of December 31, 2011, the Duke joint venture had purchased approximately $1,022,623,000 of assets, exclusive of acquisition fees and closing costs, and held interests in 37 properties, 10 located in Florida, eight located in Ohio, four each located in North Carolina and Texas, two each located in Arizona, Illinois, Indiana, Minnesota and Missouri and one located in Tennessee.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

The following table provides further detailed information concerning the properties held in the Duke joint venture at December 31, 2011.

Property and Market	Property Type	Net Rentable Square Feet (unaudited)	Primary Tenants	Lease Expiration	Approximate Purchase Price(1)	Pro Rata Share of Approximate Purchase Price(2)	Approximate Debt Financing	Acquisition Fees(3)
Buckeye Logistics Center/ Phoenix, AZ	Warehouse/Distribution	1,009,351	Amazon.com(5)(8)	09/2021	$64,903,000	$51,922,400	$20,000,000	$349,000

201 Sunridge Blvd./Dallas, TX	Warehouse/Distribution	822,550	Unilever(4)	09/2018	31,626,000	25,300,800	19,400,000	253,000

12200 President’s Court/ Jacksonville, FL	Warehouse/Distribution	772,210	Unilever(4)	09/2018	36,956,000	29,564,800	21,600,000	296,000

AllPoints at Anson Bldg. 1/ Indianapolis, IN	Warehouse/Distribution	1,036,573	Amazon.com(5)	04/2021	52,429,000	41,943,200	17,000,000	267,000

Aspen Corporate Center 500/ Nashville, TN	Office	180,147	Verizon Wireless(6)	10/2018	36,989,000	29,591,200	21,200,000	297,000

125 Enterprise Parkway/ Columbus, OH	Warehouse/Distribution	1,142,400	Kellogg’s	03/2019	47,905,000	38,324,000	26,800,000	383,000

AllPoints Midwest Bldg. 1/ Indianapolis, IN	Warehouse/Distribution	1,200,420	Prime Distribution	05/2019	51,800,000	41,440,000	24,000,000	414,000

22535 Colonial Pkwy./Houston, TX	Office	89,750	Det Norske Veritas	06/2019	14,700,000	11,760,000	8,500,000	176,000

Celebration Office Center III/ Orlando, FL	Office	100,924	Disney Vacation Development	04/2016	17,050,000	13,640,000	9,500,000	205,000

Fairfield Distribution Ctr. IX/ Tampa, FL	Warehouse/Distribution	136,212	Iron Mountain	08/2025	9,300,000	7,440,000	4,675,000	112,000

Northpoint III/ Orlando, FL	Office	108,499	Florida Power Corporation	10/2021	18,240,000	14,592,000	11,000,000	219,000

Goodyear Crossing Ind. Park II/ Phoenix, AZ	Warehouse/Distribution	820,384	Amazon.com(5)	09/2019	45,645,000	36,516,000	21,000,000	548,000

3900 N. Paramount Pkwy./ Raleigh, NC	Office	100,987	PPD Development	11/2023	13,969,000	11,175,200	8,250,000	168,000

3900 S. Paramount Pkwy./ Raleigh, NC	Office	119,170	PPD Development/ LSSI	11/2023	16,319,000	13,055,200	8,250,000	196,000
				10/2012

1400 Perimeter Park Drive/ Raleigh, NC	Office	44,916	PPD Development	11/2023	4,962,000	3,969,600	2,500,000	60,000

Miramar I/ Miami, FL(7)	Office	94,060	DeVry	06/2021	17,056,000	13,644,800	9,800,000	0

Miramar II/ Miami, FL(7)	Office	128,540	Royal Caribbean	05/2016	26,124,000	20,899,200	13,200,000	0

McAuley Place/ Cincinnati, OH	Office	190,733	Mercy Health Partners of South West Ohio(9)(10)	08/2023	35,000,000	28,000,000	14,000,000	420,000

Easton III/ Columbus, OH	Office	135,485	Lane Bryant(9)(11)	01/2019	18,000,000	14,400,000	6,900,000	216,000

Point West I/ Dallas, TX	Office	182,700	American Home Mortgage Services, Inc(9)(12)	12/2016	29,500,000	23,600,000	11,800,000	354,000

Sam Houston Crossing I/ Houston, TX	Office	159,175	AMEC Paragon, Inc.(9)(13)	05/2018	25,500,000	20,400,000	11,000,000	306,000

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

Property and Market	Property Type	Net Rentable Square Feet (unaudited)	Primary Tenants	Lease Expiration	Approximate Purchase Price(1)	Pro Rata Share of Approximate Purchase Price(2)	Approximate Debt Financing	Acquisition Fees(3)
Regency Creek I / Raleigh, NC	Office	122,087	ABB, Inc.(9)(14)	08/2017	22,500,000	18,000,000	11,250,000	270,000

533 Maryville Centre/ St. Louis, MO	Office	125,296	Eveready Battery Company, Inc.(9)(15)	04/2021	23,878,000	19,102,400	13,495,000	287,000

555 Maryville Centre/ St. Louis, MO	Office	127,082	Eveready Battery Company, Inc.(9)(15)	04/2021	19,472,000	15,577,600	11,005,000	234,000

Norman Pointe I/ Minneapolis, MN	Office	212,722	NCS Pearson, Inc.(9)(16)	05/2017	42,600,000	34,080,000	21,181,000	511,200

Norman Pointe II/ Minneapolis MN	Office	324,296	General Services Administration (9)(17)	05/2016	46,900,000	37,520,000	23,319,000	562,800

			Hartford Fire Insurance Co(9)(18)	06/2013

The Landings I/ Cincinnati, OH	Office	175,695	Citicorp North America(9)(19)	01/2022	29,659,500	23,727,600	15,940,000	355,914

The Landings II/ Cincinnati, OH	Office	175,076	—	—	26,160,500	20,928,400	14,060,000	313,926

One Easton Oval/ Columbus, OH	Office	125,031	—	—	11,911,000	9,528,800	0	142,932

Two Easton Oval/ Columbus, OH	Office	128,674	—	—	12,744,000	10,195,200	0	152,928

Weston Pointe I/ Ft. Lauderdale, FL	Office	97,579	—	—	19,384,250	15,507,400	9,425,000	232,611

Weston Pointe II/ Ft. Lauderdale, FL	Office	97,180	—	—	23,375,950	18,700,760	11,367,000	280,511

Weston Pointe III/ Ft, Lauderdale, FL	Office	97,178	American Intercontinental University(9)(20)	09/2015	23,583,550	18,866,840	11,468,000	283,002

Weston Pointe IV/ Ft. Lauderdale, FL	Office	96,175	General Services Administration (9)(17)	04/2019	28,256,250	22,605,000	13,740,000	339,075

One Conway Park/ Chicago, IL	Office	105,000	—	—	15,400,000	12,320,000	0	184,800

West Lake at Conway/ Chicago, IL	Office	98,304	—	—	17,575,000	14,060,000	9,750,000	210,900

Atrium I/ Columbus, OH	Office	315,102	Nationwide Mutual Insurance Co(9)(21)(22)	05/2018	45,250,000	36,200,000	24,700,000	543,000
				05/2019

					$1,022,623,000	$818,098,400	$481,075,000	$10,143,599

(1)

Approximate total purchase price including the AllPoints at Anson Bldg. 1 and Buckeye Logistics Center expansion cost, exclusive of closing costs, paid by the Duke joint venture for each of these properties.

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

For the Years Ended December 31, 2011, 2010 and 2009

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

Consolidated Balance Sheet of the Duke joint venture as of December 31, 2011 (in thousands):

	December 31, 2011	REIT Basis Adjustments(1)	Total
Assets
Real Estate Net	$807,959	$2,052	$810,011
Other Assets	163,709	0	163,709

Total Assets	$971,668	$2,052	$973,720

Liabilities and Equity
Notes Payable	$478,482	0	$478,482
Other Liabilities	24,320	0	24,320

Total Liabilities	502,802	0	502,802

Company’s Equity	375,093	2,052	377,145
Other Investor’s Equity	93,773	0	93,773

Total Liabilities and Equity	$971,668	$2,052	$973,720

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statement of Operations of the Duke joint venture for the year ended December 31, 2011, 2010 and 2009 (in thousands);

	Year Ended December 31,
	2011	2010	2009
Total Revenues	$111,283	$47,595	$29,309
Operating Expenses	35,666	10,684	5,974
Interest	21,424	8,893	8,576
Depreciation and Amortization	50,935	18,893	12,715

Net Income	$3,258	$9,125	$2,044

Company’s Share in Net Income	$2,606	$7,063	$1,817
Adjustments for Company Basis	(119)	(118)	(138)

Company’s Equity in Net Income	$2,487	$6,945	$1,679

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

Afton Ridge Shopping Center is a 470,288 square foot regional shopping center, completed in 2006, in which Afton Ridge owns 296,388 rentable square feet that is currently 99% leased. One of the shopping center’s anchors, a 173,900 square foot SuperTarget, is not owned by us. Additional anchor tenants in Afton Ridge Shopping Center are Best Buy, Marshalls, PetSmart, Dick’s Sporting Goods, Stein Mart and Ashley Furniture. Afton Ridge Shopping Center is the retail component of a 260 acre master planned mixed-use development.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

Consolidated Balance Sheet of Afton Ridge as of December 31, 2011 (in thousands):

	December 31, 2011	REIT Basis Adjustments(1)	Total
Assets
Real Estate Net	$44,839	$585	$45,424
Other Assets	3,064	0	3,064

Total Assets	$47,903	$585	$48,488

Liabilities and Equity
Note Payable	$25,500	$0	$25,500
Other Liabilities	2,749	0	2,749

Total Liabilities	28,249	0	28,249

Company’s Equity	17,689	585	18,274
Other Investor’s Equity	1,965	0	1,965

Total Liabilities and Equity	$47,903	$585	$48,488

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Operations of Afton Ridge for the year end December 31, 2011, 2010 and, 2009 (in thousands);

	Year Ended December 31,
	2011	2010	2009
Total Revenues	$5,191	$5,043	$4,991
Operating Expenses	1,356	1,265	1,260
Interest	1,503	1,503	1,504
Depreciation and Amortization	1,842	1,815	1,916

Net Income	$490	$460	$311

Company’s Share in Net Income	$441	$414	$280
Adjustments for REIT Basis	(17)	(20)	(20)

Company’s Equity in Net Income	$424	$394	$260

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

The UK JV will pay certain fees to certain Goodman subsidiaries in connection with the services they provide to the UK JV, including but not limited to investment advisory, development management and property management services. Goodman may also be entitled to a promoted interest in the UK JV. See Note 21 “Subsequent Events,” for an update of this investment.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

Consolidated Balance Sheet of UK JV as of December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Assets
Real Estate Net	$32,545	$34,092
Other Assets	1,788	1,623

Total Assets	$34,333	$35,715

Liabilities and Equity
Other Liabilities	$1,095	$938

Total Liabilities	1,095	938

Company’s Equity	26,590	27,822
Other Investor’s Equity	6,648	6,955

Total Liabilities and Equity	$34,333	$35,715

Consolidated Statements of Operations of UK JV for the year ended December 31, 2011 and for the period June 10, 2010 through December 31, 2010 (in thousands); there were no activities in 2009:

	For the Year Ended December 31, 2011	For the Period June 10, 2010 Through December 31, 2010
Total Revenues	$3,365	$1,832
Operating Expenses	445	601
Depreciation and Amortization	1,423	810

Net Income	$1,497	$421

Company’s Equity in Net Income	$1,197	$337

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

On December 20, 2011, we contributed an additional capital contribution of $62,559,000 to the European JV to acquire the Graben Distribution Center I and II which were previously owned by a subsidiary of Goodman.

Property and Market	Year Built	Property Type	Tenant	Net Rentable Sq. Feet	Percentage Leased	Lease Expiration	Approximate Total Acquisition Cost (in thousands)
Düren, Rhine-Ruhr, Germany	2008	Warehouse/Distribution	Metsä Tissue GmbH	391,494	100%	1/2013	$16,435
Schönberg, Hamburg, Germany	2009	Warehouse/Distribution	LK Logistik GmbH	453,979	100%	5/2017	$17,274
Langenbach, Munich, Germany	2010	Warehouse/Distribution	DSV Stuttgart GmbH & Co. KG	225,106	100%	7/2015	$23,216
Graben Distribution, Center I, Munich, Germany	2011	Warehouse/Distribution	Amazon Fulfillment GmbH	1,017,868	100%	4/2022	$68,703
Graben Distribution, Center II, Munich, Germany	2011	Warehouse/Distribution	Deutche Post Immobolien GmbH	73,367	100%	11/2021	$8,585

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

Consolidated Balance Sheet of European JV as of December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Assets
Real Estate Net	$131,783	$58,614
Other Assets	11,552	4,355

Total Assets	$143,335	$62,969

Liabilities and Equity
Other Liabilities	$9,284	$3,797

Total Liabilities	9,284	3,797

Company’s Equity	107,241	47,338
Other Investor’s Equity	26,810	11,834

Total Liabilities and Equity	$143,335	$62,969

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Operations of European JV for the year ended December 31, 2011 and for the period June 10, 2010 through December 31, 2010 (in thousands); there were no activities in 2009:

	For the Year Ended December 31, 2011	For the Period June 10, 2010 Through December 31, 2010
Total Revenues	$6,430	$2,461
Operating Expenses	2,042	819
Depreciation and Amortization	3,103	1,376

Net Income	$1,285	$266

Company’s Equity in Net Income	$1,029	$213

6. Acquisition Related Intangible Assets and Liabilities

Our acquisition related intangible assets and liabilities are included in the consolidated balance sheets as acquired in-place lease value, acquired above market lease value and acquired below market lease value.

The following is a schedule of future amortization of acquisition related intangible assets as of December 31, 2011 (in thousands):

	Assets		Liabilities
	Above-Market Lease Value	Acquired In-Place Lease Value	Below-Market Lease Value	Above Market Ground Lease Obligations
2012	$7,352	$27,087	$4,078	$71
2013	6,525	22,249	3,158	71
2014	5,004	19,846	3,059	71
2015	4,689	17,999	2,865	71
2016	1,796	13,670	2,503	71
Thereafter	6,049	57,804	13,485	1,128

	$31,415	$158,655	$29,148	$1,483

The amortization of the above and below-market lease values included in rental revenue were ($6,385,000) and $4,254,000, respectively, for the year ended December 31, 2011, ($3,460,000) and $2,939,000, respectively, for the year ended December 31, 2010, ($3,300,000) and $2,955,000, respectively, for the year ended December 31, 2009. The amortization of in-place lease value included in amortization expense was $23,987,000, $11,778,000 and $10,262,000, for the years ended December 31, 2011, 2010 and 2009, respectively. The amortization of Above Market Ground Lease Obligation was $18,000 for the year ended December 31, 2011. There was no amortization of Above Market Ground Lease Obligation for the years ended December 31, 2010 and 2009.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

7. Debt

Notes Payable secured by real property are summarized as follows (in thousands):

	Interest Rate as of December 31,			Notes Payable as of December 31,
Property	2011	2010	Maturity Date	2011	2010
REMEC(1)	—%	4.79%	November 1, 2011	$0	$13,250
300 Constitution(2)	—	4.84	April 1, 2012	0	12,000
Deerfield Commons I.	5.23	5.23	December 1, 2015	9,587	9,725
Bolingbrook Point III	5.26	5.26	January 1, 2015	7,900	9,000
Fairforest Bldg. 5(3)	6.33	6.33	February 1, 2024	9,368	9,864
Fairforest Bldg. 6(3)	5.42	5.42	June 1, 2019	2,703	2,987
HJ Park—Bldg. 1(3)	4.98	4.98	March 1, 2013	369	648
North Rhett I(3)	5.65	5.65	August 1, 2019	3,547	3,906
North Rhett II(3)	5.20	5.20	October 1, 2020	2,005	2,180
North Rhett III(3)	—	5.75	February 1, 2020	0	1,759
North Rhett IV(3)	5.80	5.80	February 1, 2025	9,427	9,892
Mt Holly Bldg.(3)	5.20	5.20	October 1, 2020	2,006	2,180
Orangeburg Park Bldg.(3)	5.20	5.20	October 1, 2020	2,040	2,217
Kings Mountain I(3)	5.27	5.27	October 1, 2020	1,737	1,887
Kings Mountain II(3)	5.47	5.47	January 1, 2020	5,105	5,594
Union Cross Bldg. I(3)	5.50	5.50	July 1, 2021	2,552	2,749
Union Cross Bldg. II(3)	5.53	5.53	June 1, 2021	7,791	8,398
Thames Valley Five(4)(5)	6.42	6.42	May 30, 2013	8,762	8,781
Lakeside Office Center(6)	6.03	6.03	September 1, 2015	8,973	9,000
Enclave on the Lake(7)	—	5.45	May 1, 2011	0	17,906
Albion Mills Retail Park(4)(8)(9)	5.25	5.25	October 10, 2013	8,965	8,985
Avion Midrise III & IV(10)	5.52	5.52	April 1, 2014	20,920	21,354
12650 Ingenuity Drive(11)	5.62	5.62	October 1, 2014	12,677	13,061
Maskew Retail Park(4)(12)	5.68	5.68	August 10, 2014	21,710	21,759
One Wayside Road(13)	5.66	5.66	August 1, 2015	14,115	14,465
One Wayside Road(13)	5.92	5.92	August 1, 2015	11,743	12,006
100 Tice Blvd(14)	5.97	5.97	September 15, 2017	20,612	21,100
100 Tice Blvd(14)	5.97	5.97	September 15, 2017	20,611	21,100
Ten Parkway North	4.75	4.75	January 1, 2021	12,354	12,600
Pacific Corporate Park(15)	4.89	4.89	December 7, 2017	81,750	85,000
4701 Gold Spike Drive(16)	4.45	—	March 1, 2018	10,521	0
1985 International Way(16)	4.45	—	March 1, 2018	7,310	0
Summit Distribution Center(16)	4.45	—	March 1, 2018	6,619	0
3770 Deerpark Boulevard(16)	4.45	—	March 1, 2018	7,557	0
Tolleson Commerce Park II(16)	4.45	—	March 1, 2018	4,544	0
100 Kimball Drive(17)	5.25	—	March 1, 2021	32,521	0
70 Hudson Street(18)	5.65	—	April 11, 2016	119,740	0
90 Hudson Street(18)	5.66	—	May 1, 2019	107,918	0
Kings Mountain III(19)	4.47	—	July 1, 2018	11,595	0
Sabal Pavilion(20)	6.38	—	August 1, 2013	14,700	0

Notes Payable				632,354	365,353
Plus Premium				9,595	4,155
Less Discount				(2,838)	(3,700)
Less Albion Mills Retail Park Fair Value Adjustment				(190)	(216)

Notes Payable Net of Premium / Discount and Fair Value Adjustment				$638,921	$365,592

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

(1)	The REMEC loan was paid in full on September 6, 2011.

(2)	The 300 Constitution loan was paid in full on December 21, 2011.

(3)

These notes payable were assumed from the seller of the Carolina Portfolio on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount. The North Rhett III loan was paid in full on November 22, 2011.

(4)	These loans are subject to certain financial covenants (interest coverage and loan to value).

(5)

We entered into an interest rate swap agreement that fixes the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of December 31, 2011 and expires on May 30, 2013. The stated rates on the mortgage note payable were 1.98% and 1.74% at December 31, 2011 and 2010 and were based on GBP-based LIBOR plus a spread of 1.01%.

(6)	Interest only payments are due monthly for the first 36 months of the loan term. Principal and interest payments are due monthly for the remaining 48 months of the loan term.

(7)

The loan was assumed from the seller of Enclave on the Lake on July 1, 2008 and was recorded at estimated fair value which includes the discount. The Enclave on the Lake loan was paid in full on April 4, 2011.

(8)	The Albion Mills Retail Park notes payable balance is presented at cost basis. This loan is carried on our balance sheet at fair value (see Note 17).

(9)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of December 31, 2011 and expires on October 10, 2013. The stated rates on the mortgage note payable were 2.28% and 2.04% at December 31, 2011 and 2010, respectively, and were based on GBP-based LIBOR plus a spread of 1.31%.

(10)	The loan was assumed from the seller of Avion Midrise III & IV on November 18, 2008 and was recorded at estimated fair value which includes the discount.

(11)	The loan was assumed from the seller of 12650 Ingenuity Drive on August 5, 2009 and was recorded at estimated fair value which includes the discount.

(12)

We entered into an interest rate swap agreement that fixes the GBP-based LIBOR rate at 3.42% plus 2.26% or 5.68% per annum as of December 31, 2011 and expires on August 10, 2014. The stated rate on the mortgage note payable was 3.23% and 2.99% at December 31, 2011 and 2010 and was based on GBP-based LIBOR plus a spread of 2.26%.

(13)	The two loans were assumed from the seller of One Wayside Road on June 24, 2010 and were recorded at estimated fair value which include the premiums.

(14)	The two loans were assumed from the seller of 100 Tice Blvd. on September 28, 2010 and were recorded at estimated fair value which include the premiums.

(15)

We entered into an interest rate swap agreement that fixed the LIBOR rate at 2.69% plus 2.20% or 4.89% per annum as of December 31, 2011 and expires on December 7, 2017. The stated rate on the mortgage note payable was 2.52% at December 31, 2011 and 2010, respectively, and was based on LIBOR plus a spread of 2.20%.

(16)	We entered into five loans totaling $37,000,000 on February 8, 2011 that are cross-collateralized by these properties.

(17)

We entered into an interest rate swap agreement that fixed the LIBOR rate at 3.50% plus 1.75% or 5.25% per annum as of December 31, 2011 and expires on March 1, 2021. The stated rate on the mortgage note payable was 2.02% at December 31, 2011, and was based on LIBOR plus a spread of 1.75%.

(18)	The two loans were assumed from the seller of 70 Hudson Street and 90 Hudson Street, respectively, on April 11, 2011 and were recorded at estimated fair value which include the premiums.

(19)

We entered into an interest rate swap agreement that fixed LIBOR at 2.47% plus 2.00%, or 4.47% per annum as of December 31, 2011 and expires on July 1, 2018. The stated rate on the mortgage note payable was 2.27% at December 31, 2011 and was based on LIBOR plus a spread of 2.00%

(20)

The loan was assumed from the seller of Sabal Pavilion on December 30, 2011 and was recorded at estimated fair value which includes the premium. The anticipated maturity date as presented represents the early prepayment option date prior to the automatic debt extension which would include an increase in the interest rate to 11.38% and extend until the loan is paid in full.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

Notes Payable

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that were secured by first deeds of trust on the properties and the assignment of related rents and leases. Assumption fees and other loan closing costs totaling $765,500 were capitalized as incurred. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and were scheduled to mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. One of the 13 loans, North Rhett III was paid off in full on November 22, 2011. Principal payments totaling $5,612,000, including the North Rhett III loan payoff in the amount of $1,633,000, were made during the year ended December 31, 2011. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

On December 27, 2007, we entered into a $9,000,000 financing agreement secured by the Bolingbrook Point III property with the Northwestern Mutual Life Insurance Company. The loan is for a term of seven years and bears a fixed interest rate of 5.26% per annum with principal due at maturity. In addition, we incurred financing costs of approximately $91,000 associated with obtaining this loan. On January 14, 2011, we paid down $1,100,000 of principal in connection with a lease termination settlement with one of the tenants.

On May 30, 2008, we entered into a £7,500,000 financing arrangement with the Royal Bank of Scotland plc secured by the Thames Valley Five property. On July 27, 2010 we paid down the loan by £1,860,000 leaving a loan balance of £5,640,000 ($8,762,000 at December 31, 2011). The loan is for a term of five years (with a two year extension option) and bears interest at a variable rate adjusted quarterly, (based on nine month GBP-based LIBOR plus 1.01%. In addition, we incurred financing costs of approximately £67,000 ($104,000 at December 31, 2011) associated with obtaining this loan. On August 14, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of September 30, 2011, and expires on May 30, 2013. In conjunction with the loan paydown, we incurred a cost of £227,000 ($361,000 at August 3, 2010) to reduce the notional amount of the interest rate swap from £7,500,000 to £5,640,000. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On July 1, 2008, in connection with the acquisition of Enclave on the Lake, we assumed an $18,281,000 ($18,790,000 face value less discount of $509,000) loan from NorthMarq Capital, Inc. that bears interest at a fixed rate of 5.45% per annum and was scheduled to mature on May 1, 2011. Principal and interest payments were made monthly and principal payments totaling $17,906,000 were made during the year ended December 31, 2011. The loan was paid off in full in April 2011. In addition, we incurred financing costs totaling $241,000 in conjunction with the assumption of the loan.

On October 10, 2008, we entered into a £5,771,000 ($8,965,000 at December 31, 2011) financing agreement with the Royal Bank of Scotland plc secured by Albion Mills Retail Park property. The loan is for a term of five years and bears interest at a variable rate adjusted quarterly, based on three month GBP-based LIBOR plus 1.31%. In addition, we incurred financing costs of approximately £75,000 ($117,000 at December 31, 2011) associated with obtaining this loan. On November 25, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of December 31, 2011 and expires on October 10, 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On November 18, 2008, in connection with the acquisition of Avion Midrise III & IV, we assumed $20,851,000 ($22,186,000 face value less discount of $1,335,000) fixed rate mortgage loan from Capmark Finance, Inc. that bears interest at a rate of 5.52% per annum and matures on April 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $434,000 were made during the year ended December 31, 2011. In addition, we incurred financing costs totaling $344,000 in conjunction with the assumption of the loan.

On August 5, 2009, in connection with the acquisition of 12650 Ingenuity Drive, we assumed a $12,572,000 ($13,539,000 face value less a discount of $967,000) fixed rate mortgage loan from PNC Bank, National Association that bears interest at a rate of 5.62% and matures on October 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $384,000 were made during the year ended December 31, 2011. In addition, we incurred financing costs totaling $284,000 in conjunction with the assumption of the loan.

On August 10, 2009, we entered into a £13,975,000 ($21,710,000 at December 31, 2011) financing agreement with the Abbey National Treasury Services plc secured by the Maskew Retail Park property. On September 24, 2009, we drew the full amount of the

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

loan and concurrently entered into an interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% plus 2.26% or 5.68% per annum for the five-year term of the loan. Interest only payments are due quarterly for the term of the loan with principal due at maturity. In addition, we incurred financing costs of approximately £268,000 ($416,000 at December 31, 2011) associated with obtaining this loan.

On June 24, 2010, we assumed two loans in connection with the acquisition of One Wayside Road: (i) a $14,888,000 ($14,633,000 at face value plus a premium of $255,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.66% and matures on August 1, 2015; and (ii) a $12,479,000 ($12,132,000 at face value plus a premium of $347,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.92% and matures on August 1, 2015. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $613,000 were made during the year ended December 31, 2011 on the two loans. In addition, we incurred financing costs totaling $342,000 in conjunction with the assumption of the loans.

On September 28, 2010, we assumed two loans in connection with the acquisition of 100 Tice Blvd.: (i) a $23,136,000 ($21,218,000 at face value plus a premium of $1,918,000) fixed rate loan from Principal Life Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017; (ii) a $23,136,000 ($21,217,000 at a face value plus a premium of $1,919,000) fixed rate mortgage from Hartford Life and Accidental Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $976,000 were made during the year ended December 31, 2011 on the two loans. In addition, we incurred financing costs totaling $476,000 in conjunction with the assumption of the loans.

On December 7, 2010, we entered into a $85,000,000 secured term loan through a subsidiary with Wells Fargo Bank, National Association, or the Pacific Corporate Park Loan. The Pacific Corporate Park Loan has a seven-year term, monthly amortization of $250,000 and is secured by Pacific Corporate Park. Upon closing of the Pacific Corporate Park Loan on December 7, 2010, we entered into an interest rate swap agreement with Wells Fargo Bank, National Association to effectively fix the interest rate on the entire outstanding Pacific Corporate Park Loan amount at 4.89% for its seven-year term. Principal and interest payments are due monthly and principal payments totaling $3,250,000 were made during the year ended December 31, 2011. In addition, we incurred financing costs of approximately $1,515,000 in conjunction with obtaining the loan.

On December 29, 2010, we entered into a $12,600,000 secured term loan through Woodmen of the World Life Insurance Society secured by the Ten Parkway North property. The Ten Parkway North loan bears interest at a fixed rate of 4.75% per annum and matures on January 1, 2021. Principal and interest payments are due monthly and principal payments totaling $246,000 were made during the year ended December 31, 2011. In addition, we incurred financing costs of approximately $150,000 in conjunction with obtaining the loan.

Beginning January 2011, principal and interest payments are due monthly on the $9,725,000 term loan secured by the Deerfield Commons I that was originally entered into on November 29, 2005. The loan bears interest at a fixed rate of 5.23% per annum and interest only payments were due monthly for the first 60 months. Principal payments totaling $138,000 were made during the year ended December 31, 2011.

On February 8, 2011, we entered into five cross-collateralized secured term loans totaling $37,000,000 with ING USA Annuity and Life Insurance Company secured by the following properties: 4701 Gold Spike Road, $10,650,000, Summit Distribution Center, $6,700,000, Tolleson Commerce Park II, $4,600,000, 3660 Deerpark Blvd., $7,650,000 and 1985 International Way, $7,400,000. The loans bear interest at a fixed rate of 4.45% and mature on March 1, 2018. Principal and interest payments are due monthly and principal payments totaling $449,000 were made during the year ended December 31, 2011. In addition, we incurred financing costs of approximately $767,000 in conjunction with obtaining the five loans.

On February 28, 2011, we entered into a $33,000,000 secured term loan with TD Bank secured by the 100 Kimball Drive property. Upon closing the 100 Kimball Drive loan, we simultaneously entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the entire outstanding loan amount to 5.25% for its 10 year term. Principal and interest payments are due monthly and principal payments totaling $479,000 were made during the year ended December 31, 2011. In addition, we incurred financing costs of approximately $512,000 in conjunction with obtaining the loan.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

On April 11, 2011, in connection with the acquisition of 70 Hudson Street, we assumed a $124,113,000 ($120,857,000 face value plus a premium of $3,256,000) fixed rate mortgage loan from Lehman Brothers Bank, FSB that bears interest at a rate of 5.65% and was scheduled to mature on April 11, 2016. Principal and interest payments are due monthly and principal payments totaling $1,118,000 were made during the year ended December 31, 2011. In addition, we incurred financing costs totaling $161,000 in conjunction with the assumption of the loan.

On April 11, 2011, in connection with the acquisition of 90 Hudson Street, we assumed a $120,247,000 ($117,562,000 face value plus a premium of $2,685,000) fixed rate mortgage loan from Teachers Insurance and Annuity Association of America that bears interest at a rate of 5.66% and was scheduled to mature on May 1, 2016. On July 14, 2011, we and Teachers Insurance and Annuity Association of America, or the Lender, agreed to modify the $117,562,000 existing mortgage loan assumed by us. The loan was modified to extend its maturity by three years, from May 1, 2016 to May 1, 2019. The 5.66% annual interest rate was unchanged but is subject to a new 30 year amortization schedule. We pre-paid approximately $8,600,000 of loan’s balance (with no pre-payment penalty) in connection with the modification. Principal and interest payments are due monthly and principal payments totaling $9,643,000, including prepayment of approximately $8,600,000, were made during the year ended December 31, 2011. In addition, we incurred financing costs totaling $702,000 in conjunction with the assumption and modification of the loan.

On June 24, 2011, we entered into a $11,700,000 secured term loan with TD Bank secured by the Kings Mountain III property. Effective July 1, 2011, we entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the entire outstanding loan amount to 4.47% for its 7 year term maturing on July 1, 2018. Principal and interest payments are due monthly and principal payments totaling $105,000 were made during the year ended December 31, 2011. In addition, we incurred financing costs of approximately $247,000 in conjunction with obtaining the loan.

On December 30, 2011, in connection with the acquisition of Sabal Pavilion, we assumed a $15,428,000 ($14,700,000 face value plus a premium of $728,000) fixed rate mortgage loan from U.S. Bank National Association that bears interest at a rate of 6.38%. The loan is schedule to be paid off on or before the anticipated maturity date of August 1, 2013 and prior to the automatic extension which has the effect of increasing the interest rate to 11.38%. Interest payments are due monthly with principal due at maturity. In addition, we incurred financing costs totaling $313,000 in conjunction with the assumption of the loan.

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

The interest rate swap was designated as a qualifying cash flow hedge at the start date of the hedge relationship as described in Note 15 “Derivative Instruments.” The Wells Fargo Credit Facility was initially secured by our 13201 Wilfred, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, Crest Ridge Corporate Center I and West Point Trade Center properties. In addition, CBRE OP provides a limited guarantee for the Wells Fargo Credit Facility. The Wells Fargo Credit Facility is subject to certain customary financial covenants, including certain negative financial covenants, which we believe we were in compliance with as December 31, 2011. A commitment fee of $1,050,000 was paid to Wells Fargo Bank, N.A. at the initial closing.

On August 31, 2010, we entered into an amended and restated credit agreement with Wells Fargo Bank, N.A. to expand the Wells Fargo Credit Facility from its initial capacity of $70,000,000 to an amended capacity of $125,000,000 (the “Amended Wells Fargo Credit Facility”). In connection with the Amended Wells Fargo Credit Facility, the minimum outstanding amount was increased to $25,000,000 and as such an additional $10,000,000 was drawn (in addition to the $15,000,000 initially drawn on May 26, 2010) with

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

the remaining $100,000,000 available for disbursement during the term of the facility. The Amended Wells Fargo Credit Facility is secured by an additional three of our properties, for a total of eight properties in all: 13201 Wilfred Lane, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, Crest Ridge Corporate Center, West Point Trade Center, 5160 Hacienda Drive, 10450 Pacific Center Court and 225 Summit Avenue. The interest rate was reduced by 25 basis points to 275 basis points over LIBOR (which rate will apply to all withdrawals from the Amended Wells Fargo Credit Facility other than the initial $15,000,000 that was drawn on May 26, 2010) and the initial interest rate floor of 4.00% was eliminated. The initial maturity date remains May 26, 2014, however we may extend the maturity date to May 26, 2015, subject to certain conditions. The Amended Wells Fargo Credit Facility is subject to certain representations and warranties and customary financial covenants (including certain negative financial covenants) with which we believe we were in compliance as of December 31, 2011. A commitment fee of $632,500 was paid to Wells Fargo Bank, N.A. at closing of the Amended Wells Fargo Credit Facility.

During the year ended December 31, 2011, $50,000,000 was drawn and $85,000,000 was repaid in connection with the Amended Wells Fargo Credit Facility leaving a $25,000,000 balance at December 31, 2011, with the remaining $100,000,000 available for disbursement during the term of the facility. The $25,000,000 is included in Loan Payable on our consolidated balance sheet.

The minimum principal payments due for the notes payable and loan payable are as follows as of December 31, 2011 (in thousands):

2012	$14,550
2013	47,820
2014	93,583
2015	64,099
2016	125,085
Thereafter	312,217

$657,354

Our organizational documents contain a limitation on the amount of indebtedness that we may incur, so that unless our shares are listed on a national securities exchange, our aggregate borrowing may not exceed 300% of our net assets unless any excess borrowing is approved by a majority of our independent trustees and is disclosed to shareholders in our next quarterly report.

8. Minimum Future Rents Receivable

The following is a schedule of minimum future rentals to be received on non-cancelable operating leases from consolidated properties as of December 31, 2011 (in thousands):

2012	$131,862
2013	121,505
2014	117,082
2015	110,899
2016	97,504
Thereafter	464,608

$1,043,460

9. Concentrations

Tenant Revenue Concentrations

For the year ended December 31, 2011, there were no significant revenue concentrations.

For the year ended December 31, 2010, there were no significant revenue concentrations.

For the year ended December 31, 2009, the tenant in Enclave on the Lake accounted for approximately $5,353,000 or approximately 10% of total revenues from consolidated properties. The lease under which the tenant occupies our Enclave on the Lake property was renewed and extended to June 2022.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

Geographic Concentrations

As of December 31, 2011, we owned 77 consolidated properties located in 16 states (Arizona, California, Colorado, Florida, Georgia, Illinois, Kentucky, Massachusetts, Minnesota, New Jersey, North Carolina, Pennsylvania, South Carolina, Texas, Utah and Virginia) and in the United Kingdom. As of December 31, 2010, we owned 71 consolidated properties, excluding two properties held for sale, located 14 states (Arizona, California, Georgia, Florida, Illinois, Kentucky, Massachusetts, Minnesota, New Jersey, North Carolina, South Carolina, Texas, Utah, and Virginia) and in the United Kingdom.

Our geographic revenue concentrations from consolidated properties for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year Ended December 31,
	2011	2010	2009
Domestic
New Jersey	27.84%	5.66%	0%
Virginia	12.96	7.88	8.18
California	10.80	16.54	10.32
Texas	8.80	11.12	17.12
South Carolina	8.54	15.76	26.09
Massachusetts	6.68	9.32	5.21
Florida	4.98	9.12	2.01
Minnesota	4.42	6.88	4.13
Illinois	2.73	2.78	2.58
North Carolina	2.40	2.76	4.68
Arizona	1.78	0.25	0
Georgia	1.47	2.87	4.78
Kentucky	1.00	0.32	0
Utah	0.92	0.28	0
Colorado	0.14	0	0

Total Domestic	95.46	91.54	85.10
International
United Kingdom	4.54	8.46	14.90

Total	100.00%	100.00%	100.00%

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

Our geographic long-lived asset concentrations from consolidated properties as of December 31, 2011 and 2010 are as follows: (based on real estate related assets)

	December 31,
	2011	2010
Domestic
New Jersey	29.44%	14.49%
Virginia	10.90	15.71
South Carolina	9.66	13.86
California	8.18	11.59
Texas	7.58	7.14
Massachusetts	5.44	7.72
Florida	5.34	5.55
Arizona	4.26	0.76
North Carolina	3.40	4.30
Minnesota	2.50	3.55
Illinois	2.42	3.42
Colorado	1.51	0
Kentucky	0.86	1.23
Georgia	0.81	1.10
Utah	0.78	1.12
Pennsylvania	0.76	0

Total Domestic	93.84	91.54
International
United Kingdom	6.16	8.46

Total	100.00%	100.00%

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, property management fees, property level general and administrative expenses and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our general and administrative expenses. The following table compares the net operating income for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Domestic Industrial Properties
Revenues:
Rental	$31,102	$23,903	$19,473
Tenant Reimbursements	6,760	5,481	5,057

Total Revenues	37,862	29,384	24,530

Property and Related Expenses:
Operating and Maintenance	1,934	1,546	1,297
General and Administrative	604	257	312
Property Management Fee to Related Party	268	289	346
Property Taxes	6,292	5,735	4,916

Total Expenses	9,098	7,827	6,871

Net Operating Income	28,764	21,557	17,659

Domestic Office Properties
Revenues:
Rental	83,897	38,792	19,430
Tenant Reimbursements	20,058	8,294	3,974

Total Revenues	103,955	47,086	23,404

Property and Related Expenses:
Operating and Maintenance	14,301	6,142	3,395
General and Administrative	201	433	174
Property Management Fee to Related Party	746	370	139
Property Taxes	11,548	5,230	2,708

Total Expenses	26,796	12,175	6,416

Net Operating Income	77,159	34,911	16,988

International Office/Retail Properties
Revenues:
Rental	6,460	6,678	8,120
Tenant Reimbursements	279	391	270

Total Revenues	6,739	7,069	8,390

Property and Related Expenses:
Operating and Maintenance	648	930	282
General and Administrative	234	213	142
Property Management Fee to Related Party	456	289	171

Total Expenses	1,338	1,432	595

Net Operating Income	5,401	5,637	7,795

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

	Year Ended December 31,
	2011	2010	2009
Reconciliation to Consolidated Net Loss
Total Segment Net Operating Income	111,324	62,105	42,442
Interest Expense	33,735	14,881	11,378
General and Administrative	5,132	4,623	3,618
Investment Management Fee to Related Party	20,908	11,595	7,803
Acquisition Expenses	14,464	17,531	5,832
Depreciation and Amortization	61,415	32,125	25,093
Loss on Impairment	0	0	9,160

	(24,330)	(18,650)	(20,442)

Other Income and Expenses
Interest and Other Income	1,619	1,260	344
Net Settlement Payments Receipts on Interest Rate Swaps	(700)	(1,096)	(660)
Gain on Interest Rate Swaps and Cap	397	23	89
Loss on Note Payable at Fair Value	(25)	(118)	(807)
Loss on Early Extinguishment of Debt	(108)	(72)	0

Loss Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	(23,147)	(18,653)	(21,476)

Provision for Income Taxes	(456)	(296)	(169)
Equity in Income of Unconsolidated Entities	3,590	8,838	2,743

Net Loss From Continuing Operations	(20,013)	(10,111)	(18,902)
Income (Loss) from Discontinued Operations	427	(507)	0
Realize Gain from Sale	301	0	0

Income (Loss) from Discontinued Operations	728	(507)	0
Net Loss	(19,285)	(10,618)	(18,902)

Net Loss Attributable to Non-Controlling Operating Partnership Units	26	18	54

Net Loss Attributable to CB Richard Ellis Realty Trust Shareholders	$(19,259)	$(10,600)	$(18,848)

	December 31,
Condensed Assets	2011	2010	2009
Domestic Industrial Properties—Continuing Operations	$463,869	412,093	$346,681
Domestic Office Properties—Continuing Operations	1,091,120	711,084	279,658
Domestic Industrial Properties—Discontinued Operations	0	22,056	0
International Office/Retail Properties	102,992	104,076	115,223
Non-Segment Assets	765,486	467,411	317,457
Non-Segment Construction in Progress and Other Assets—Variable Interest Entity	17,233	0	0

Total Assets	$2,440,700	$1,716,720	$1,059,019

	December 31,
Capital Expenditures(1)	2011	2010	2009
Domestic Industrial Properties—Continuing Operations	$70,382	$74,643	$63,754
Domestic Office Properties—Continuing Operations	376,028	465,050	145,500
Domestic Industrial Properties—Discontinued Operations	0	22,000	0
International Office/Retail Properties	2,048	0	194
Non-Segment Assets	512	110	0
Non-Segment Construction in Progress—Variable Interest Entity	9,078	0	0

Total Capital Expenditures	$458,048	$561,803	$209,448

(1)	This table presents acquisitions and improvements on real estate investment.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

11. Investment Management and Other Fees to Related Parties

Pursuant to the agreement between our company, CBRE OP and the Investment Advisor (the “Advisory Agreement”), the Investment Advisor and its affiliates perform services relating to our prior public offerings and the management of our assets. Items of compensation and equity participation are as follows:

Offering Costs Relating to Public Offerings

Offering costs totaling $72,001,000, $54,873,000 and $40,348,000 were incurred during the years ended December 31, 2011, 2010 and 2009, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Of the total amounts, $67,282,000, $51,503,000 and $36,290,000 was incurred to CNL Securities Corp., as the former dealer manager of our public offerings and $327,000, $221,000 and $160,000 was incurred to the Investment Advisor for reimbursable marketing for the years ended December 31, 2011, 2010 and 2009, respectively. Each party will be paid the amount incurred from proceeds of the public offering. As of December 31, 2011 and 2010, the accrued offering costs payable to related parties included in our consolidated balance sheets were $1,974,000 and $917,000.

Investment Management Fee to Related Party

Prior to October 24, 2006, the Investment Advisor received an annual fee equal to 0.75% of the book value of the total assets, as defined in the Advisory Agreement, based on the assets of CBRE OP. The investment management fee was calculated monthly based on the average of total assets, as defined, during such period. On October 24, 2006, the Board of Trustees, including our independent trustees, approved and the Company entered into the Amended and Restated Agreement of Limited Partnership of CBRE OP (the “Amended Partnership Agreement”) and the Amended and Restated Advisory Agreement (the “Amended Advisory Agreement” and, together with the Amended Partnership Agreement, the “Amended Agreements”). The Amended Advisory Agreement provided an investment management fee of (i) a monthly fee equal to one twelfth of 0.6% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments within our portfolio and (ii) a monthly fee equal to 7.0% of the aggregate monthly net operating income derived from all real estate investments within our portfolio. On January 30, 2009, we entered into that certain second amended and restated advisory agreement (the “Second Amended Advisory Agreement”) with CBRE OP and the Investment Advisor as well as the Second Amended and Restated Agreement of Limited Partnership of CBRE OP. The Second Amended Advisory Agreement modified, among other things, the investment management fee to consist of (a) a monthly fee equal to one twelfth of 0.5% of the aggregate costs (before non-cash reserves and depreciation) of all real estate investment in our portfolio and (b) a monthly fee equal to 5.0% of the aggregate monthly net operating income derived from all real estate investments in our portfolio. All or any portion of the investment management fee not taken as to any fiscal year may be deferred or waived without interest at the option of the Investment Advisor. On December 21, 2010, we entered into that certain third amended and restated advisory agreement (the “Third Amended and Restated Advisory Agreement”). The Third Amended and Restated Advisory Agreement contains the same terms and conditions as the Second Amended and Restated Advisory Agreement, except that the term of the agreement was extended to April 30, 2011, subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties. The current term of the Third Amended and Restated Advisory Agreement expires on April 30, 2012. The Investment Advisor did not waive any investment management fees during the years ended December 31, 2011, 2010 and 2009, respectively.

The Investment Advisor earned investment management fees of $21,004,000, $11,611,000 and $7,803,000 for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, the investment management fees payable to related party in our consolidated balance sheets were $1,968,000 and $1,330,000, respectively. In connection with services provided to the Investment Advisor, CFG VIII, Inc., the Sub-Advisor and affiliate of the former dealer manager pursuant to a sub-advisory agreement dated January 30, 2009, was paid by the Investment Advisor $2,900,000, $1,604,000 and $1,078,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Acquisition Fee and Expenses to Related Party

On December 21, 2010, we entered into that certain Third Amendment Advisory Agreement that permits the Investment Advisor to earn an acquisition fee of up to 1.5% of (i) the purchase price of real estate investments acquired by us, including any debt attributable to such investments, or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. The Investment Advisor earned acquisition fees of $11,873,000,

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

$11,852,000 and, $4,387,000 for the years ended December 31, 2011, 2010 and 2009, respectively. In connection with services provided to the Investment Advisor, the Sub Advisor, pursuant to a sub advisory agreement, was paid by the Investment Advisor acquisition fees of $2,220,000, $2,216,000, and $820,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The Investment Advisor earned $730,000, $1,204,000 and $439,000 in acquisition related expenses during the years ended December 31, 2011 and 2010. Prior to the adoption of “Business Combinations” on January 1, 2009, these acquisitions fees and expenses were capitalized to investments in real estate and related intangibles. The Investment Advisor earned a construction supervision fee of $484,000, $0 and $0 for the years ended December 31, 2011, 2010 and 2009.

Management Services to Related Party

Affiliates of the Investment Advisor may also provide leasing, brokerage, property management, or mortgage banking services for us. CBRE Group, Inc., an affiliate of the Investment Advisor, received property management fees of approximately $1,470,000, $954,000 and $656,000 for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, the property management fees payable to related party included in our consolidated balance sheets were $190,000 and $191,000 respectively. Brokerage fees of $111,000, $0 and $0 were paid to affiliates of the Investment Advisor for the years ended December 31, 2011, 2010 and 2009. Mortgage banking fees of $2,113,000, $1,217,000 and $0 were paid to CBRE Capital Markets, as affiliate of the Investment Advisor, for the years ended December 31, 2011, 2010 and 2009 respectively.

Affiliates of the Investment Advisor received leasing fees of $1,952,000, $895,000 and $198,000 and construction management / appraisal fees of $154,000, $20,700 and $0 for the years ended December 31, 2011, 2010 and 2009, respectively.

CBRE Group, UK was paid a management service fee totaling $75,000 for the year ended December 31, 2009. No management service fees were paid in 2011 and 2010, respectively.

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

On June 17, 2011, our Board’s independent trustees, Messrs. Black, Reid and Orphanides, were awarded equity grants under our 2004 equity incentive plan on the following terms: (i) each award was for $9,200 in restricted common shares of the Trust (or 1,000 shares at $9.20 per share) for a total of $27,600; (ii) each award vested in its entirety, upon issuance; and (iii) the independent trustee would not be able to redeem any of the restricted common shares prior to the third anniversary of date of issuance, but retains the rights to dividends declared and paid during such restriction period. We recognized a stock based compensation expense of $27,600 during the year ended December 31, 2011 as a result of granting these awards to our independent trustees.

Performance Bonus Plan

We have adopted a 2004 performance bonus plan. Annual bonuses under our 2004 performance bonus plan are awarded by our Compensation Committee to selected key employees, including employees of the Investment Advisor, based on corporate factors or individual factors (or a combination of both). Subject to the provisions of the 2004 performance bonus plan, the Compensation

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

Committee will (i) determine and designate those key employees to whom bonuses are to be granted; (ii) determine, consistently with the 2004 performance bonus plan, the amount of the bonus to be granted to any key employee for any performance period; and (iii) determine, consistently with the 2004 performance bonus plan, the terms and conditions of each bonus. Bonuses may be so awarded by the Compensation Committee prior to the commencement of any performance period, during or after any performance period. No bonus shall exceed 200% of the key employee’s aggregate salary for the year. The Compensation Committee may provide for partial bonus payments at target and other levels. Corporate performance hurdles for bonuses may be adjusted by the Compensation Committee in its discretion to reflect (i) dilution from corporate acquisitions and share offerings, and (ii) changes in applicable accounting rules and standards. The Compensation Committee may determine that bonuses shall be paid in cash or shares or other equity-based grants, or a combination thereof. The Compensation Committee may also provide that any such share grants be made under our 2004 equity incentive plan or any other equity-based plan or program we may establish. The Compensation Committee may provide for programs under which the payment of bonuses may be deferred at the election of the employee. No bonuses were awarded and no bonus related expenses were incurred by us during the periods ended December 31, 2011, 2010 and 2009, respectively.

13. Shareholders’ Equity

Under our declaration of trust, we have the authority to issue a total of 1,000,000,000 shares of beneficial interest. Of the total shares authorized, 990,000,000 shares are designated as common shares with a par value of $0.01 per share and 10,000,000 shares are designated as preferred shares.

The registration statement relating to our initial public offering was declared effective by the SEC on October 24, 2006. CNL Securities Corp. acted as the dealer manager of this offering. The registration statement covered up to $2,000,000,000 in common shares of beneficial interest, 90% of which were offered at a price of $10.00 per share, and 10% of which were offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. As of January 29, 2009, we had issued 60,808,967 common shares in our initial public offering. We terminated the initial public offering effective as of the close of business on January 29, 2009. The registration statement relating to our follow-on public offering was declared effective by the SEC on January 30, 2009. CNL Securities Corp. acted as the dealer manager of this offering. The registration statement covers up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through December 31, 2011, we received gross offering proceeds of approximately $1,714,694,494 from the sale of 179,950,417 shares.

During the years ended December 31, 2011, 2010 and 2009, we repurchased 4,263,559 common shares, 1,796,101 common shares, and 2,284,916 common shares, respectively, under our share redemption program.

Accumulated Other Comprehensive Income

The following presents the changes in the balances of each component of accumulated other comprehensive income for the three years ended December 31, 2011:

	Foreign Currency Translation Gain (Loss)	Swap Fair Value Adjustment	Accumulated Other Comprehensive Income (Loss)
January 1, 2009	(19,327)	—	(19,327)
Other Comprehensive Income	7,297	(292)	7,005

December 31, 2009	(12,030)	(292)	(12,322)
Other Comprehensive Income	2,272	(1,636)	636

December 31, 2010	(9,758)	(1,928)	(11,686)
Other Comprehensive Income (Loss)	(821)	(11,157)	(11,978)

December 31, 2011	(10,579)	(13,085)	(23,664)

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

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

The following table reconciles the distributions declared per common share to the distributions paid per common share during the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Distributions declared per common share	$0.600	$0.600	$0.600
Less: Distributions declared in the current period, and paid in the subsequent period	(0.150)	(0.150)	(0.150)
Add: Distributions declared in the prior year, and paid in the current year	0.150	0.150	0.150

Distributions paid per common share	$0.600	$0.600	$0.600

Distributions to shareholders during the years ended December 31, 2011, 2010 and 2009, totaled $106,396,000, $72,481,000 and $43,002,000, respectively.

We issued 4,862,381 common shares, 3,289,918 common shares and 1,852,679 common shares pursuant to our dividend reinvestment plan for the years ended December 31, 2011, 2010 and 2009, respectively.

The income tax treatment for distributions declared for the years ended December 31, 2011, 2010 and 2009 as identified above, were as follows:

	2011		2010		2009
Ordinary Income	$0.239	39.9%	$0.202	33.7%	$0.139	23.2%
Return of Capital	0.361	60.1 (1)	0.398	66.3	0.461	76.8

	$0.600	100.0%	$0.600	100.0%	$0.600	100.0%

(1)	This percentage is comprised of return of capital at 59.6% and qualified dividend income at 0.5%.

15. Derivative Instruments

The following table sets forth the terms of our interest rate swap derivative instruments at December 31, 2011 (amounts in thousands):

Type of Instrument	Notional Amount	Fair Value	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Non-qualifying Interest Rate Swap on Thames Valley debt(1)	$8,762	(520)	5.41%	1.04%	May 30, 2013
Non-qualifying Interest Rate Swap on Albion Mills debt(1)	$8,877	(438)	3.94%	0.96%	October 10, 2013
Qualifying Interest Rate Swap on Maskew debt(1)	$21,710	(1,250)	3.42%	0.97%	August 10, 2014
Qualifying Interest Rate Swap on Wells Fargo Credit Facility loan	$15,000	(540)	2.10%	0.27%	May 26, 2014
Qualifying Interest Rate Swap on Pacific Corporate Park debt	$82,000	(5,721)	2.69%	0.32%	December 7, 2017
Qualifying Interest Rate Swap on 100 Kimball debt	$32,521	(4,120)	3.50%	0.27%	March 1, 2021
Qualifying Interest Rate Swap on Kings Mountain III debt	$11,595	(709)	2.47%	0.27%	July 1, 2018

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

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

We marked our two non-qualifying economic hedge interest rate swap instruments to their estimated fair value of ($958,000) and ($1,349,000) on the consolidated balance sheet at December 31, 2011 and 2010 included in Liabilities as Interest Rate Swaps at Fair Value. We recognized a gain on interest rate swaps of $397,000, $23,000 and $89,000 for the years ended December 31, 2011, 2010 and 2009 respectively, included in Gain on Interest Rate Swaps on the Consolidated Statements of Operations.

Our $21,710,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our Maskew Retail Park variable rate note payable from its inception on September 24, 2009. The estimated fair value of the interest rate swap liability value of $1,250,000 and $1,090,000 as of December 31, 2011 and 2010, respectively, has resulted in a swap fair value adjustment being recorded to other comprehensive loss totaling $161,000, $797,000 and $293,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Our $15,000,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our Wells Fargo Credit Facility variable rate loan payable from its inception on May 26, 2010. The estimated fair value of the interest rate swap liability value of $540,000 and $371,000 as of December 31, 2011 and 2010, has resulted in a swap fair value adjustment being recorded to other comprehensive loss totaling $169,000, $371,000 and $0 for the years ended December 31, 2011, 2010 and 2009, respectively.

Our $82,000,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our Pacific Corporate Park variable rate loan payable from its inception on December 7, 2010. The estimated fair value of the interest rate swap liability value of $5,721,000 and $471,000 as of December 31, 2011 and 2010, respectively, has resulted in a swap fair value adjustment being recorded to other comprehensive loss totaling $5,250,000, $471,000 and $0 for the years ended December 31, 2011, 2010 and 2009, respectively.

Our $32,521,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our 100 Kimball variable rate loan payable from its inception on March 1, 2011. The estimated fair value of the interest rate swap liability value of $4,120,000 as of December 31, 2011, has resulted in a swap fair value adjustment being recorded to other comprehensive loss totaling $4,120,000 for the year ended December 31, 2011.

Our $11,595,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our Kings Mountain III variable rate loan payable from its inception on July 1, 2011. The estimated fair value of the interest rate swap liability value of $709,000 as of December 31, 2011, has resulted in a swap fair value adjustment being recorded to other comprehensive loss totaling $709,000 for the year ended December 31, 2011.

There was no measured ineffectiveness for any of ours qualifying hedges during the years ended December 31, 2011, 2010 and 2009.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

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

We applied the fair value option for the Albion Mills Retail Park note payable at each reporting period. Included in Loss on Notes Payable at Fair Value in the Statements of Operations were ($25,000), ($118,000) and ($807,000) for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, there were $19,000 translation gain and $87,000 translation loss recorded to Other Comprehensive Loss at December 31, 2011 and 2010, respectively.

17. Fair Value of Financial Instruments and Investments

We apply the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical financial instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have classified the Albion Mills Retail Park notes payable as Level 3 as of December 31, 2011 and 2010 due to the lack of current market activity and our reliance on unobservable inputs to estimate the fair value of the mortgage note payable.

As of December 31, 2011 and 2010, we held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, interest rate swap derivative contracts and our equity method investment in CBRE Strategic Partners Asia. Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less, including money market funds and U.S. Government obligations. Derivative instruments are related to our economic hedging activities with respect to interest rates.

The fair values of the interest rate swap derivative agreements are determined using the market standard methodology of discounting the future expected cash payments and receipts on the pay and receive legs of the interest rate swap agreements that swap the estimated variable rate mortgage note payment stream for a fixed rate receive payment stream over the period of the loan. The variable interest rates used in the calculation of projected receipts on the interest rate swap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements (where appropriate). Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2011 and 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.

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

For the Years Ended December 31, 2011, 2010 and 2009

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

The following items are measured at fair value on a recurring basis at December 31, 2011 and 2010 (in thousands):

	As of December 31, 2011
		Fair Value Measurements Using:
	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash and Cash Equivalents	$184,160	$184,160	$0	$0
Interest Rate Swaps at Fair Value—Non Qualifying Hedges	$(958)	$0	$(958)	$0
Interest Rate Swaps at Fair Value—Qualifying Hedges	$(12,340)	$0	$(12,340)	$0
Investment in CBRE Strategic Partners Asia	$8,381	$0	$0	$8,381
Note Payable at Fair Value	$(8,775)	$0	$0	$(8,775)

	As of December 31, 2010
		Fair Value Measurements Using:
	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash and Cash Equivalents	$998	$998	$0	$0
Interest Rate Swaps at Fair Value—Non Qualifying Hedges	$(1,349)	$0	$(1,349)	$0
Interest Rate Swaps at Fair Value—Qualifying Hedges	$(1,932)	$0	$(1,932)	$0
Investment in CBRE Strategic Partners Asia	$9,471	$0	$0	$9,471
Note Payable at Fair Value	$(8,769)	$0	$0	$(8,769)

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

The following table presents our activity for the variable rate note payable and our investment in CBRE Strategic Partners Asia measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Investment in CBRE Strategic Partners Asia	Note Payable
Balance at January 1, 2011	$9,471	$(8,769)
Contributions	457	0
Distributions	0	0
Total Loss on Fair Value Adjustment	(1,547)	(25)
Translation Adjustment	0	19

Balance at December 31, 2011	$8,381	$(8,775)

The Amount of Total Loss for the Period Included in Equity in Income of Unconsolidated Entities and the Unrealized Loss Relating to Note Payable Held at December 31, 2011	$(1,547)	$(25)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Investment in CBRE Strategic Partners Asia	Note Payable
Balance at January 1, 2010	$8,142	$(8,974)
Contributions	5,961	0
Distributions	(5,581)	0
Total Gain (Loss) on Fair Value Adjustment	949	(118)
Translation Adjustment	0	323

Balance at December 31, 2010	$9,471	$(8,769)

The Amount of Total Gain (Loss) for the Period Included in Equity in Income of Unconsolidated Entities and the Decrease in Unrealized Gain Relating to Note Payable Held at December 31, 2010	$949	$(118)

Gains and losses (realized and unrealized) included in earnings related to the interest rate swaps, as well as for the elected fair value note payable for the years ended December 31, 2011 and 2010 are reported as components of Other Income and Expenses on the consolidated statements of operations.

Impaired Property—For assets measured on a non-recurring basis, such as real estate assets that are required to be recorded at fair value as a result of an impairment, our estimates of fair value are based on management’s best estimate derived from evaluating market sales data for comparable properties developed by a third party appraiser and arriving at management’s estimate of fair value based on such comparable data primarily based on properties with similar characteristics. For the year ended December 31, 2009, the fair value of our impaired property was estimated to be $15,300,000, which we used to record our impairment expense and was based on Level 3 inputs in developing management’s estimate of fair value. There were no impaired property adjustments for the years ended December 31, 2011 and 2010.

Disclosure of Fair Value of Financial Instruments

For disclosure purposes only, the following table summarizes our notes payable and loan payable and their estimated fair values at December 31, 2011 and 2010 (in thousands):

	Book Value		Fair Value
Financial Instrument	2011	2010	2011	2010
Notes Payable	$630,146	$356,823	$656,135	$361,418
Note Payable at Fair Value	8,775	8,769	8,775	8,769

Total Notes Payable	$638,921	$365,592	$664,910	$370,187

Loan Payable	$25,000	$60,000	$25,000	$60,000

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

For purposes of this fair value disclosure, we based our fair value estimate for notes payable and loan payable on our internal valuation that includes a representative sample of our lenders’ market interest rate and Loan Payable quotes as of December 31, 2011 and 2010 for debt with similar risk characteristics and maturities. We based the Note Payable carried at fair value on our estimates of fair value which includes consideration of a third party appraiser’s valuation which used similar techniques as our internal valuation model as of December 31, 2011 and 2010.

18. Commitments and Contingencies

We have agreed to a capital commitment of up to $20,000,000 in CBRE Strategic Partners Asia, which was extended to January 31, 2012. As of December 31, 2011, we funded $15,497,000 of our capital commitment. CBRE Global Investors formed CBRE Strategic Partners Asia, to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. If we and all other currently committed capital investors had funded our entire commitments in CBRE Strategic Partners Asia as of December 31, 2011, we would have owned an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. A majority of our trustees (including a majority of our independent trustees) not otherwise interested in this transaction approved the transaction as being fair, competitive and commercially reasonable. CBRE Strategic Partners Asia is managed by CBRE Group Investors SP Asia II, LLC or the Fund Manager, a subsidiary of CBRE Global Investors. See Note 21 “Subsequent Events,” for an update of this investment.

Litigation—From time to time, we and our properties may be subject to legal proceedings, which arise in the ordinary course of our business. Currently, neither our Company nor any of our properties are subject to, or threatened with, any legal proceedings for which the outcome is reasonably likely to have a significant adverse effect on our consolidated financial statements.

Environmental Matters—We are not aware of any environmental liability or any unasserted claim or assessment with respect to any potential environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

19. Quarterly Financial Information (unaudited)

Summarized quarterly financial data for the years ended December 31, 2011, 2010 and 2009 was as follows (in thousands, except per share amounts):

	2011 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues from Operations	$30,270	$37,037	$39,789	$41,460
Net Loss	(2,613)	(9,376)	(2,446)	(4,850)
Net Loss Attributable to CB Richard Ellis Realty Trust Shareholders	(2,609)	(9,363)	(2,442)	(4,845)
Net Loss per common share-basic and diluted	(0.02)	(0.05)	(0.01)	(0.02)

	2010 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues from Operations	$17,920	$17,451	$20,104	$28,064
Net Income (Loss)	146	(4,229)	(1,208)	(5,327)
Net Income (Loss) Attributable to CB Richard Ellis Realty Trust Shareholders	145	(4,221)	(1,206)	(5,318)
Net Income (Loss) per common share-basic and diluted	0.00	(0.03)	(0.01)	(0.03)

	2009 Quarter Ended
	March 31	June 30	September 30	December 31(a)
Revenues from Operations	$12,288	$11,885	$15,551	$16,600
Net Loss	(3,542)	(4,246)	(3,428)	(7,686)
Net Loss Attributable to CB Richard Ellis Realty Trust Shareholders	(3,529)	(4,238)	(3,412)	(7,669)
Net Loss per common share-basic and diluted	(0.05)	(0.06)	(0.04)	(0.08)

(a)	Net loss includes an impairment loss on the Kings Mountain III property of $9,160,000 for the period.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

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

	Year Ended December 31,
	2011	2010
Net Income (Loss) from Operations	$427	$(446)
Net Income from Property Sale	425	0

Total Net Income (Loss) Available to Common Shareholders	852	(446)
Add: Tax Expense	122	0
Less: Tax Adjustment for Gain on Sale	(128)	0
Less: Straight-line Rent	(3)	0
Less: Tax Depreciation and Amortization	(332)	(33)
(Less) Add: Receipts of Prepaid Rent	(166)	166
Add: Capitalized Acquisition Expense for Tax	0	501

Taxable Income for TRS	$345	$188

The following table summarizes the provision for income taxes of the TRS for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2011	2010
Current	$122	$61
Deferred	0	0

Total Provision for Income Taxes	$122	$61

There was no provision for income taxes of the TRS for the year ended December 31, 2009.

	Year Ended December 31,
	2011	2010
Net Deferred Tax Liability, resulting primarily from differences in depreciation and amortization in real estate	$0	$0

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

Included as a component of our tax provision, we have incurred income and other taxes (franchise, local and state government and international) related to our continuing operations in the amount of $456,000, $296,000 and $169,000 for California, Georgia, Massachusetts, Minnesota, New Jersey, Texas, North Carolina, and United Kingdom impacting our operations during the years ended December 31, 2011, 2010 and 2009, respectively. The United Kingdom taxes real property operating results at a statutory rate of 22%. The United Kingdom taxable loss for the years ended December 31, 2011 and 2010 resulted in a deferred tax asset of approximately $1,311,000 and $615,000 net operating loss carryforwards for both years. We have provided for a full valuation allowance of ($1,311,000) and ($615,000) as of December 31, 2011 and 2010 on deferred tax assets because it is not likely that future operating profits in the United Kingdom would be sufficient to absorb the net operating losses.

21. Subsequent Events

From January 1, 2012 through January 30, 2012, we received gross proceeds from our follow-on public offering of approximately $186,442,718 from the sale of 18,721,834 common shares. Our follow-on offering closed on January 30, 2012.

On January 31, 2012, we were notified that the investment period of CBRE Strategic Partners Asia was extended nine months from January 31, 2012 to October 31, 2012. Additionally, cash distributions received in connection with the 2010 Beijing residential property sale are no longer subject to recall and reinvestment.

On February 3, 2012, our Board of Trustees adopted and approved an amendment and restatement of our dividend reinvestment plan. We filed a registration statement on Form S-3 to register 25,000,000 of our common shares for up to $237,500,000 pursuant to the amended and restated dividend reinvestment plan.

On February 3, 2012, our Board of Trustees adopted and approved an amendment and restatement of our share redemption program.

On February 9, 2012, we notified Ameriprise Financial Services, Inc., the former dealer manger the Investment Advisor and CBRE Global Investors that effective January 30, 2012, we elected to terminate the Selected Dealer Agreement dated February 12, 2009.

On February 16, 2012, we entered into a construction loan agreement with the Atwater joint venture to provide it with up to $49,575,000 of financing which will be available for disbursements to fund construction expenditures at 1400 Atwater Drive. We will receive a $250,000 financing fee from the joint venture for providing this construction loan. The construction loan will bear interest at 5.00% of amounts outstanding and is scheduled to mature on April 30, 2013, unless otherwise extended. This construction loan, together with our joint venture to develop 1400 Atwater Drive, will be consolidated by us for reporting purposes.

On March 19, 2012, the UK JV acquired Valley Park, Unit D, located in Rugby, United Kingdom, for £8,142,600 ($12,808,310 assuming an exchange rate of £1.5730:$1.00, $10,246,648 at our 80% pro rate share), exclusive of customary closing costs. We funded our 80% pro rata share of the acquisition using the net proceeds from our recently completed offering of common shares of beneficial interest. Valley Park, Unit D is a 146,491 square foot warehouse/distribution building constructed in 2000 and is 100% leased to Exel Europe Ltd. through September 2016. Exel Europe Ltd., operating under the DHL brand, uses Valley Park, Unit D as a regional distribution center for the UK’s National Health Service. The Exel Europe Ltd. lease is guaranteed by its parent company Exel Holdings Ltd. Exel Europe Ltd. is a third-party logistics provider. Upon closing we paid the Investment Advisor a $153,700 acquisition fee.

On March 20, 2012, we acquired 2400 Dralle Road, located in University Park, Illinois, a suburb of Chicago, for approximately $64,250,000, exclusive of customary closing costs. We funded the acquisition amount using the net proceeds from our recently completed offering of common shares of beneficial interest. 2400 Dralle Road is a 1,350,000 square foot warehouse/distribution building constructed in 2011 that is 100% leased to The Clorox Company (NYSE: CLX) through August 2021 and is used as a regional distribution center. The Clorox Company is a major global manufacturer of consumer and institutional products. Upon closing we paid the Investment Advisor a $963,750 acquisition fee.

Schedule III—Properties and Accumulated Depreciation Through December 31, 2011 (in Thousands)

	Acquisition Costs						Improvements Subsequent to Purchase Date	Total Cost	Accumulated Depreciation and Amortiza- tion	Net Investments in Real Estate
Property	Encumbrances Net	Land	Site Improve- ments	Building and Improve- ments	Tenant Improve- ments	Total
REMEC	$0	$11,862	$0	$8,933	$3,217	$24,012	$95	$24,107	$(3,563)	$20,544
300 Constitution	0	5,591	0	13,826	733	20,150	0	20,150	(3,165)	16,985
Deerfield Commons I	9,587	2,053	934	7,760	1,363	12,110	1,679	13,789	(3,714)	10,075
Deerfield Commons II	0	2,262	0	0	0	2,262	0	2,262	0	2,262
660 North Dorothy	0	1,576	417	3,402	199	5,594	212	5,806	(939)	4,867
505 Century	0	950	304	3,685	119	5,058	367	5,425	(974)	4,451
631 International	0	923	238	2,912	285	4,358	101	4,459	(781)	3,678
602 Central Blvd.	0	4,774	251	13,921	0	18,946	18	18,964	(1,744)	17,220
Bolingbrook Point III	7,900	2,423	522	13,434	164	16,543	7	16,550	(1,765)	14,785
Fairforest Bldg. 5	9,285	1,788	2,462	12,017	100	16,367	0	16,367	(2,127)	14,240
Fairforest Bldg. 6	2,603	1,181	506	3,753	459	5,899	0	5,899	(812)	5,087
Fairforest Bldg. 7	0	660	463	4,503	0	5,626	595	6,221	(783)	5,438
HJ Park Bldg. 1	365	575	468	2,472	12	3,527	0	3,527	(419)	3,108
North Rhett I	3,441	1,290	366	9,627	428	11,711	0	11,711	(1,400)	10,311
North Rhett II	1,902	539	144	5,670	26	6,379	603	6,982	(759)	6,223
North Rhett III	0	631	209	3,366	18	4,224	0	4,224	(445)	3,779
North Rhett IV	9,057	2,433	1,716	12,445	91	16,685	0	16,685	(1,906)	14,779
Jedburg Commerce Park	0	4,029	3,026	20,381	149	27,585	0	27,585	(3,242)	24,343
Mount Holly Bldg.	1,902	1,012	1,050	3,699	18	5,779	44	5,823	(735)	5,088
Orangeburg Park Bldg.	1,935	544	641	3,636	93	4,914	0	4,914	(682)	4,232
Kings Mt. I	1,652	508	362	3,097	166	4,133	40	4,173	(625)	3,548
Kings Mt. II	4,912	773	1,351	10,199	958	13,281	0	13,281	(1,860)	11,421
Kings Mt. III	11,595	1,183	1,647	13,738	0	16,568	4,786	21,354	(2,231)	19,123
Union Cross Bldg. I	2,443	852	759	3,905	27	5,543	0	5,543	(662)	4,881
Union Cross Bldg. II	7,471	1,658	1,576	12,271	65	15,570	0	15,570	(1,884)	13,686
Lakeside Office Center	8,973	4,328	817	10,497	1,139	16,781	309	17,090	(1,848)	15,242
Thames Valley Five	8,762	6,254	918	12,369	75	19,616	0	19,616	(1,467)	18,149
Enclave on the Lake	0	4,056	10,230	20,823	1,197	36,306	1,286	37,592	(4,579)	33,013
Albion Mills Retail Park	8,775	7,261	172	7,128	0	14,561	0	14,561	(663)	13,898
Fairforest Bldg. 1	0	334	107	2,509	5	2,955	0	2,955	(236)	2,719
Fairforest Bldg. 2	0	396	122	4,654	2	5,174	200	5,374	(467)	4,907
Fairforest Bldg. 3	0	608	231	4,695	14	5,548	0	5,548	(448)	5,100
Fairforest Bldg. 4	0	661	331	4,566	10	5,568	0	5,568	(461)	5,107
Highway 290 Commerce Pk. Bldg. 1	0	704	219	4,347	8	5,278	0	5,278	(418)	4,860
Highway 290 Commerce Pk. Bldg. 2	0	1,131	363	3,008	24	4,526	0	4,526	(340)	4,186
Highway 290 Commerce Pk. Bldg. 5	0	421	162	800	4	1,387	24	1,411	(107)	1,304
Highway 290 Commerce Pk. Bldg. 6	0	572	176	3,012	0	3,760	3	3,763	(289)	3,474
Highway 290 Commerce Pk. Bldg. 7	0	1,233	510	2,949	1	4,693	361	5,054	(357)	4,697
Orchard Business Park 2	0	173	62	526	0	761	35	796	(81)	715
Greenville/Spartanburg Ind. Pk.	0	460	200	2,584	2	3,246	240	3,486	(298)	3,188
Community Cash Complex 1	0	867	175	1,622	0	2,664	243	2,907	(457)	2,450
Community Cash Complex 2	0	887	136	1,169	3	2,195	0	2,195	0	2,195
Community Cash Complex 3	0	205	16	1,190	22	1,433	22	1,455	(137)	1,318
Community Cash Complex 4	0	132	15	399	0	546	0	546	0	546
Community Cash Complex 5	0	138	15	671	0	824	0	824	0	824

	Acquisition Costs						Improvements Subsequent to Purchase Date	Total Cost	Accumulated Depreciation and Amortiza- tion	Net Investments in Real Estate
Property	Encumbrances Net	Land	Site Improve- ments	Building and Improve- ments	Tenant Improve- ments	Total
Cherokee Corporate Pk	0	294	514	2,903	4	3,715	0	3,715	(357)	3,358
Avion Midrise III & IV	20,306	6,810	1,179	30,004	1,105	39,098	0	39,098	(3,578)	35,520
Maskew Retail Park	21,710	16,510	1,063	26,710	0	44,283	83	44,366	(2,397)	41,969
13201 Wilfred Lane	0	2,274	412	11,049	129	13,864	0	13,864	(813)	13,051
3011, 3055 & 3077 Comcast Place	0	7,013	998	21,858	7,739	37,608	0	37,608	(2,842)	34,766
140 Depot Street	0	3,560	1,172	11,898	158	16,788	0	16,788	(964)	15,824
12650 Ingenuity Drive	12,133	3,520	397	13,330	1,517	18,764	0	18,764	(1,185)	17,579
Crest Ridge Corporate Center I	0	4,624	335	16,024	3,174	24,157	0	24,157	(1,744)	22,413

Schedule III—Properties and Accumulated Depreciation Through December 31, 2011 (in Thousands)

	Acquisition Costs						Improvements Subsequent to Purchase Date	Total Cost	Accumulated Depreciation and Amortiza- tion	Net Investments in Real Estate
Property	Encumbrances Net	Land	Site Improve- ments	Building and Improve- ments	Tenant Improve- ments	Total
West Point Trade Center	0	5,843	2,925	16,067	368	25,203	1,089	26,292	(1,301)	24,991
5160 Hacienda Drive	0	8,100	740	20,776	1,693	31,309	0	31,309	(1,211)	30,098
10450 Pacific Center Court	0	5,000	724	20,410	1,061	27,195	0	27,195	(1,122)	26,073
225 Summit Avenue	0	7,100	978	25,460	2,240	35,778	0	35,778	(1,398)	34,380
One Wayside Road	26,293	7,500	517	37,870	2,442	48,329	0	48,329	(1,975)	46,354
100 Tice Blvd.	44,313	7,300	1,048	47,114	2,231	57,693	0	57,693	(1,853)	55,840
Ten Parkway North	12,354	3,500	276	15,764	1,368	20,908	12	20,920	(621)	20,299
Pacific Corporate Park	81,750	21,128	47,023	46,992	14,810	129,953	0	129,953	(6,473)	123,480
4701 Gold Spike Drive	10,521	3,500	384	14,057	95	18,036	0	18,036	(475)	17,561
1985 International Way	7,310	2,200	395	10,544	33	13,172	0	13,172	(359)	12,813
Summit Distribution Center	6,619	2,300	548	9,122	67	12,037	0	12,037	(342)	11,695
3660 Deerpark Boulevard	7,557	2,400	438	10,036	67	12,941	0	12,941	(355)	12,586
Tolleson Commerce Park II	4,544	2,200	567	4,753	62	7,582	86	7,668	(229)	7,439
100 Kimball Drive	32,521	8,800	1,270	39,400	2,946	52,416	0	52,416	(1,402)	51,014
70 Hudson Street	122,581	55,300	8,885	56,195	3,470	123,850	0	123,850	(1,843)	122,007
90 Hudson Street	110,421	56,400	9,968	76,909	3,198	146,475	0	146,475	(2,184)	144,291
Millers Ferry Road	0	5,835	8,755	18,412	688	33,690	0	33,690	(570)	33,120
Sky Harbor Operations Center	0	0	20,848	19,677	4,565	45,090	0	45,090	(574)	44,516
Aurora Commerce Center Bldg. C	0	2,600	1,125	17,467	254	21,446	0	21,446	(47)	21,399
Sabal Pavilion	15,428	3,900	1,393	10,735	1,657	17,685	0	17,685	0	17,685
Atwater	0	6,847	0	0	0	6,847	5,535	12,382	0	12,382

	$638,921	$345,249	$149,266	$933,706	$68,337	$1,496,558	$18,075	$1,514,633	$(88,084)	$1,426,549

(1)	Included is an impairment of $9,160,000 at December 31, 2009 due to property vacancy associated with then current challenging economic environment.

Investments in real estate (in thousands):

	December 31,
	2011	2010(1)	2009(2)
Balance, beginning of the year	$1,107,185	$671,131	$501,539
Acquisitions	394,006	466,554	178,282
Disposition	(1,375)	0	0
Improvements	14,817	1,726	470
Transfers to joint ventures	0	(32,226)	0

Balance, end of the year	$1,514,633	$1,107,185	$680,291

(1)	2010 beginning balance includes an impairment of $9,160,000 at December 31, 2009, relative to Kings Mountain III.

(2)

This balance agrees to the total cost of our investments in real estate as presented in the Schedule III table above. Our net investment in real estate is inclusive of our revised cost basis in Kings Mountain III of $15,300,000 which includes the effect of the impairment charge of $9,160,000.

Accumulated depreciation related to investments in real estate (in thousands):

	December 31,
	2011	2010	2009
Balance, beginning of year	$(51,292)	$(31,558)	$(16,712)
Additions	(36,792)	(19,958)	(14,846)
Transfers to joint ventures	0	224	0

Balance, end of the year	$(88,084)	$(51,292)	$(31,558)

The aggregate gross cost of our investments in real estate for U.S. Federal income tax purposes approximated $1,735,379,000, $1,271,465,000 and $777,449,000 as of December 31, 2011, 2010 and 2009.

Report of Independent Registered Public Accounting Firm

The Members

Duke/Hulfish, LLC:

We have audited the accompanying consolidated balance sheets of Duke/Hulfish, LLC and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke/Hulfish, LLC and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG

Indianapolis, Indiana

March 19, 2012

DUKE/HULFISH, LLC AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2011 and 2010

	2011	2010
Assets
Land and land improvements	$153,163,882	101,073,838
Buildings	606,078,293	377,321,002
Tenant improvements	105,284,950	71,053,738
Construction in progress	80,368	13,595,116

	864,607,493	563,043,694
Accumulated depreciation	(56,648,116)	(27,051,517)

Net investment property	807,959,377	535,992,177
Cash and cash equivalents	7,052,382	2,919,431
Accounts receivable, net of allowance for doubtful accounts of $0 and $50,924, respectively	3,637,425	2,450,533
Accrued straight line rent	10,089,322	6,301,237
Deferred financing fees, net of accumulated amortization of $1,125,722 and $480,952, respectively	4,619,181	2,110,767
Intangible lease assets and deferred leasing costs, net of accumulated amortization of $30,515,451 and $7,521,293, respectively	136,581,193	82,511,399
Prepaid insurance and other assets	1,728,867	526,903

	$971,667,747	632,812,447

Liabilities and Members’ Equity
Mortgage notes payable	$478,482,275	242,000,000
Accounts payable and accrued expenses	3,518,379	1,080,619
Accrued real estate taxes	10,750,548	3,428,300
Accrued interest	1,990,573	1,023,333
Construction payables	299,611	2,000,094
Prepaid rent and security deposits	5,150,594	1,824,513
Other liabilities	2,609,467	1,339,678

Total liabilities	502,801,447	252,696,537
Members’ equity	468,866,300	380,115,910

	$971,667,747	632,812,447

See accompanying notes to consolidated financial statements.

DUKE/HULFISH, LLC AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2011, 2010, and 2009

	2011	2010	2009
Revenues:
Contractual rental income	$107,342,521	45,028,210	26,086,746
Straight-line rental income	3,908,194	2,565,586	3,218,925

	111,250,715	47,593,796	29,305,671

Operating expenses:
Rental expenses	16,353,233	3,743,153	1,897,063
Property management fees	2,960,742	1,020,105	550,356
Real estate taxes	13,791,235	5,142,214	2,930,322
Interest expense	21,424,026	8,893,400	8,576,140
Depreciation and amortization	50,935,468	18,892,655	12,714,850

	105,464,704	37,691,527	26,668,731

Earnings from rental operations	5,786,011	9,902,269	2,636,940
General and administrative expenses	2,559,835	778,291	596,344

Operating income	3,226,176	9,123,978	2,040,596
Interest and other income	31,900	1,693	2,781

Net income	$3,258,076	9,125,671	2,043,377

See accompanying notes to consolidated financial statements.

DUKE/HULFISH, LLC AND SUBSIDIARIES

Consolidated Statements of Members’ Equity

Years ended December 31, 2011, 2010, and 2009

	CBRE Operating Partnership L.P.	Duke Realty Limited Partnership	Total
Members’ equity—December 31, 2008	$107,356,819	26,770,205	134,127,024
Capital contributions	82,657,642	77,993,744	160,651,386
Capital distributions	(9,650,000)	(59,741,834)	(69,391,834)
Net income	1,817,196	226,181	2,043,377

Members’ equity—December 31, 2009	182,181,657	45,248,296	227,429,953
Capital contributions	219,572,078	52,774,140	272,346,218
Capital distributions	(104,723,849)	(24,062,083)	(128,785,932)
Net income	7,062,843	2,062,828	9,125,671
Members’ equity—December 31, 2010	304,092,729	76,023,181	380,115,910
Capital contributions	111,480,201	27,870,050	139,350,251
Capital distributions	(42,324,096)	(10,581,024)	(52,905,120)
Comprehensive income:
Net income	2,606,461	651,615	3,258,076
Loss on interest rate swaps	(762,254)	(190,563)	(952,817)

Comprehensive income	1,844,207	461,052	2,305,259

Members’ equity—December 31, 2011	$375,093,041	93,773,259	468,866,300

See accompanying notes to consolidated financial statements.

DUKE/HULFISH, LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2011, 2010, and 2009

	2011	2010	2009
Cash flows from operating activities:
Net income	$3,258,076	9,125,671	2,043,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,679,662	19,175,380	12,733,848
Amortization of deferred financing fees	2,494,664	232,581	206,140
Straight-line rent adjustment	(3,908,194)	(2,565,586)	(3,218,925)
Accounts receivable, net	(795,667)	(1,256,869)	(2,401,954)
Prepaid insurance and other assets	(1,098,555)	(178,485)	2,403,455
Accounts payable, accrued expenses, and other liabilities	3,827,825	907,759	(709,849)
Accrued real estate taxes	1,009,562	400,058	1,170,931
Accrued interest	967,240	325,833	236,220
Prepaid rent and security deposits	2,708,184	705,543	396,228

Net cash provided by operating activities	61,142,797	26,871,885	12,859,471

Cash flows from investing activities:
Acquisition of real estate assets	(341,297,178)	(208,056,574)	(31,399,287)
Development of real estate assets, net of amounts accrued as of year-end	(27,968,510)	(11,595,022)	—
Recurring building improvements	(829,338)	(29,587)	—
Recurring leasing costs	(4,960,786)	(759,949)	—
Net cash used in investing activities	(375,055,812)	(220,441,132)	(31,399,287)

Cash flows from financing activities:
Loan acquisition costs	(5,003,078)	(1,515,333)	—
Proceeds from mortgage borrowings	239,075,000	92,000,000	—
Proceeds from unsecured debt borrowings	275,000,000	—	—
Repayment of unsecured debt borrowings	(275,000,000)	—	—
Repayment of mortgage borrowings	(2,592,725)	—	—
Contributions from members	107,766,769	216,668,620	88,941,896
Distributions to members	(21,200,000)	(115,485,932)	(69,391,834)
Net cash provided by financing activities	318,045,966	191,667,355	19,550,062
Net increase (decrease) in cash and cash equivalents	4,132,951	(1,901,892)	1,010,246
Cash and cash equivalents at beginning of year	2,919,431	4,821,323	3,811,077

Cash and cash equivalents at end of year	$7,052,382	2,919,431	4,821,323

Supplemental cash flow disclosure:
Cash paid for interest	$18,357,521	8,444,986	8,133,780
Supplemental disclosure of noncash activities:
Contribution of properties by CBRE Operating Partnership, L.P. and related net working capital	$—	42,377,598	—
Contribution of properties by Duke Realty Limited Partnership and related net working capital	(121,638)	—	71,709,490
Declared distribution/contribution—Anson and Buckeye Expansions	31,705,120	13,300,000	—
Write-off of fully amortized deferred financing fees	1,849,894	—	—

See accompanying notes to consolidated financial statements.

DUKE/HULFISH, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

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

On August 24, 2010, the Company acquired 16.2 acres from a joint venture that DRLP had a 50% ownership interest in for an agreed value of $1,458,648 in order to expand a single-tenant industrial building located in Indianapolis. The acquisition price is included in the building basis in the accompanying consolidated 2010 balance sheet.

On December 17, 2010, a wholly owned subsidiary of the Company, Duke Princeton, LLC, was formed to acquire directly or indirectly certain office properties. Upon formation, Duke Princeton, LLC entered into a purchase and sale agreement with DRLP and an affiliate of DRLP to acquire certain office properties. The first tranche (Tranche 1) closed on December 21, 2010 and included seven office buildings located in the Midwest, South, and Southeast with a combined gross agreed value of $173,850,000.

The Tranche 1 properties, consisted of five real estate properties acquired from DRLP with a combined agreed value of $119,981,127 including prorations. Cash contributions of $96,065,493 and $24,016,373 were made by CBOP and DRLP, respectively, to the Company. In addition, as part of Tranche 1, the Company acquired two real estate properties from an affiliate of DRLP with a combined agreed value of $52,924,832 including prorations. Cash contributions of $42,363,535 and $10,590,884 were made by CBOP and DRLP, respectively, to the Company.

The second tranche and third tranche (Tranche 2 and Tranche 3) included thirteen office buildings located in the Midwest and the Southeast and closed on March 24, 2011 for a combined gross agreed value of $342,800,000. As part of Tranche 2 and Tranche 3, the Company acquired eight real estate properties from DRLP with a combined agreed value of $214,838,408 including prorations. Additionally, as part of Tranche 2 and Tranche 3, the Company acquired five real estate properties from an affiliate of DRLP, with a combined agreed value of $126,458,770 including prorations. These acquisitions were funded by unsecured credit facility net borrowings of $273,310,328 (note 5) and cash contributions of $54,389,480 and $13,597,370 made by CBOP and DRLP, respectively, to the Company.

On May 2, 2011, the Company acquired 17.56 acres from DRLP with an agreed value of $4,326,743 in order to expand a single-tenant industrial building located in Phoenix. The acquisition price is included in the land and land improvements in the accompanying consolidated 2011 balance sheet.

DUKE/HULFISH, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011 and 2010

On September 16, 2011, the Company acquired 3.82 acres from a joint venture that DRLP had a 50% ownership interest in for an agreed value of $439,300 in order to expand a parking lot at a single-tenant industrial building located in Indianapolis. The acquisition price is included in land and land improvements in the accompanying consolidated 2011 balance sheet.

As of December 31, 2011, the Company’s portfolio consisted of eight single-tenant industrial buildings, 13 single-tenant office buildings, and 16 multi-tenant office buildings located in the Midwest, South, Southeast, and Southwest comprising approximately 11 million square feet. The portfolio is 98.01% leased as of December 31, 2011.

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

(b) Real Estate Investments

Rental real property, including land, land improvements, buildings and building improvements, and tenant improvements, is included in investment property and are generally stated at cost. Buildings and land improvements are depreciated on the straight-line method over their estimated life not to exceed 40 and 15 years, respectively, and tenant improvement costs are depreciated on the straight-line method over the shorter of the useful life of the improvement or the term of the related lease.

Cost Capitalization: Direct and certain indirect costs clearly associated with and incremental to the development, construction, leasing, or expansion of real estate investments are capitalized as a cost of the property.

The Company capitalizes interest and direct and indirect project costs associated with the initial construction of a property up to the time the property is substantially complete and ready for its intended use. The Company believes the completion of the building shell is the proper basis for determining substantial completion. The interest rate used to capitalize interest is based upon the Company’s average borrowing rate on existing debt.

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

Impairment of Real Estate: Real estate investments are individually evaluated for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If such an evaluation is considered necessary, the Company compares the carrying amount of that real estate investment with the expected undiscounted cash flows that are directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of that real estate investment. The Company’s estimate of the expected future cash flows used in testing for impairment is based on, among other things, estimates regarding future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of the real estate investments at the end of the anticipated holding period, and the length of the anticipated holding period and is, therefore, subjective by nature. These assumptions could differ materially from actual results. If the Company’s strategy changes or if market conditions otherwise dictate a reduction in the holding period and an earlier sale date, an impairment loss could be recognized and such loss could be material. To the extent the carrying amount of a real estate investment exceeds the associated estimate of undiscounted cash flows, an impairment loss is recorded to reduce the carrying value of the asset to its fair value.

The determination of the fair value of real estate investments is also highly subjective, especially in markets where there is a lack of recent comparable transactions. The Company primarily utilizes the income approach to estimate the fair value, when necessary, of the

DUKE/HULFISH, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011 and 2010

income producing properties. The Company utilizes marketplace participant assumptions to estimate the fair value of an income producing property to the extent an impairment charge is required to be measured. The estimation of future cash flows, as well as the selection of the discount rate and exit capitalization rate used in applying the income approach is also highly subjective.

Acquisition of Real Estate Property and Related Assets: On January 1, 2009, the Company adopted the new accounting standard (FASB ASC 805) on purchase accounting, which requires acquisition related costs to be expensed immediately as period costs. Acquisition costs amounted to $935,575 and $136,527 for the years ended December 31, 2011 and 2010, respectively, and are included in rental expenses in the accompanying consolidated 2011 and 2010 statement of operations. Acquisition costs for the year ended December 31, 2009 were not material to the accompanying consolidated financial statements.

The Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (buildings, tenant improvements, and land) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions, and costs to execute similar leases. The purchase price of real estate assets is also allocated among three categories of intangible assets consisting of the above- or below-market component of in-place leases, the value of in-place leases, and the value of customer relationships.

¡

The value allocable to the above- or below-market component of an acquired in-place lease is determined based upon the present value (using a discount rate that reflects the risks associated with the lease) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the amounts that would be paid using current fair market rates over the remaining term of the lease. The amounts allocated to above-market leases and below-market leases are included in intangible lease assets and other liabilities, respectively, in the consolidated balance sheet and are amortized to rental income over the remaining terms of the respective leases.

¡

The total amount of intangible assets is allocated to in-place lease values, based upon management’s assessment of their respective values. These intangible assets are included in intangible lease assets in the consolidated balance sheet and are amortized to depreciation and amortization over the remaining term of the existing lease.

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

(e) Deferred Costs

Costs incurred in connection with obtaining financing are amortized to interest expense, over the term of the related loan. All direct and indirect costs, including estimated internal costs, associated with the leasing of real estate investments owned by the Company are capitalized and amortized over the term of the related lease. The Company includes lease incentive costs, which are payments made on behalf of a tenant to sign a lease, in intangible lease assets and amortizes them on a straight-line basis over the respective lease terms as a reduction of rental income. The Company includes as lease incentives amounts funded to construct tenant improvements owned by the tenant. Unamortized costs are charged to expense upon the early termination of the lease.

(f) Interest Rate Swap Agreement

Derivative financial instruments contain an element of risk such that counterparties may be unable to meet the terms of such agreements. The Company minimizes its risk exposure by limiting the counterparties to commercial and investment banks, which meet established credit and capital guidelines.

DUKE/HULFISH, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011 and 2010

The Company entered into three interest rate swap agreements (the Swaps) to mitigate risk occurring from potential changes in interest rates relating to three mortgage notes originated in 2011 (note 5). The objective for holding such a derivative is to decrease the Company’s exposure to cash flow volatility, while maintaining liquidity and flexibility.

The Swaps became effective as of August 16, 2011 (the Effective Date) and expire on December 6, 2016, May 31, 2018 and January 31, 2019, respectively. The Swaps provide interest rate protection against the increase of one-month LIBOR above 2.00% starting on the Effective Date. The three Swaps provide for notional amounts equal to the mortgage notes balances of $11,800,000, $24,700,000,and $6,900,000 and effectively fixed the variable rate mortgage notes (note 5) to provide for a fixed interest rate of 3.41%, 3.78%, and 3.95%, respectively, starting on the Effective Date.

As of December 31, 2011, the fair value of the Swaps was a liability of $952,817 and is included in other liabilities in the accompanying 2011 consolidated balance sheet. As of December 31, 2011, the Company’s Swaps qualified for hedge accounting under FASB ASC 815, Derivatives and Hedging. Accordingly, for the year ended December 31, 2011, the change in the fair value of the Swaps of $952,817 was recorded as a component of other comprehensive income. The effectiveness of the Swaps is evaluated throughout their life using the hypothetical derivative method, under which the change in the Swaps’ fair value are compared to the change in the fair value of a hypothetical swap. The ineffective portion of the hedge was insignificant; however, if it was significant, the ineffectiveness would be recorded in interest expense in the accompanying consolidated statements of operations.

The Company has valued derivative financial instruments using Level 2 inputs (see (i) below). Gains or losses resulting from changes in the value of derivatives are based on the intended use of the derivative and the resulting designation.

(g) Revenues

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

The Company records lease termination fees when a tenant has executed a definitive termination agreement with the Company and the payment of the termination fee is not subject to any material conditions that must be met or waived before the fee is due to the Company. The Company recognized $1,164,464 in termination fees during 2011, which are included in rental income in the accompanying 2011 consolidated statement of operations. There were no termination fees recognized in 2009 or 2010.

(h) Income Taxes

The Company is subject to state and local income taxation in Texas, Tennessee, and certain Ohio municipalities. The net deferred tax asset or liability related to temporary differences impacting the Company’s expected state and local income taxation is not material. For the years ended December 31, 2011, 2010, and 2009, the Company recorded state and local income tax expenses approximately of $207,000, $101,000, and $81,000, respectively.

Except with respect to the state and local taxation in Texas, Tennessee, and Ohio municipalities, for federal and state income tax purposes, the Company is treated as a partnership and the allocated share of income or loss for the year is included in the income tax returns of the members accordingly, no other accounting for income taxes is required in the accompanying consolidated financial statements.

The Company accounts for uncertain tax positions in accordance with FASB ASC 740-10, Income Taxes, which prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FASB ASC 740-10 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, and disclosures for uncertain tax positions. The tax years from April 29, 2008 (inception) through 2011 remain open to examination by the taxing jurisdictions to which the Company is subject.

DUKE/HULFISH, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011 and 2010

(i) Fair Value Measurements

Assets and liabilities recorded at fair value on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

¡	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities to which the Company has access.

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

The fair value approximates the carrying value for all financial instruments except for indebtedness (note 5).

(j) Use of Estimates

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

(3) Property Contributions and Acquisitions

During 2011, the Company acquired eight real estate properties from DRLP and five real estate properties from an affiliate of DRLP. The acquisitions were financed through cash contributions and unsecured credit facility borrowings. During 2010, CBOP contributed two real estate properties to the Company. During 2010, the Company acquired eight real estate properties from DRLP. During 2010 and 2009, the Company acquired two real estate properties each year from an affiliate of DRLP. During 2009, DRLP contributed three real estate properties to the Company. The 2010 and 2009 contributions and acquisitions were financed through cash contributions. The assets contributed and acquired were recorded at their agreed-upon value at the date of contribution or acquisition, as summarized below:

	2011	2010	2009
Land and land improvements	$42,177,037	32,611,510	15,963,234
Buildings	206,551,732	140,826,903	56,439,864
Tenant improvements	24,907,271	23,772,873	19,317,064
Intangible lease assets	74,532,904	55,401,043	12,648,312

Total assets acquired	348,168,944	252,612,329	104,368,474

Intangible lease liabilities	(149,399)	(198,494)	—
Net working capital assumed	(6,722,367)	(1,979,663)	(1,259,697)

Purchase price, net of assumed working capital	$341,297,178	250,434,172	103,108,777

The allocation to tangible assets (buildings, tenant improvements, and land and land improvements) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions, and costs to execute similar leases. The Company’s valuation estimates primarily relied upon Level 3 inputs, as previously defined.

DUKE/HULFISH, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011 and 2010

The total amount of intangible assets is allocated to in-place lease values based upon management’s assessment of their respective values. The Company’s valuation estimates primarily relied upon Level 3 inputs, as previously defined. In-place lease intangible assets are amortized over the remaining life of the related leases, which is approximately seven years. Amortization expense for in-place lease intangible assets was $21,115,031, $4,307,186 and $2,399,882 for the years ended December 31, 2011, 2010 and 2009, respectively. Estimated amortization expense for the next five years and thereafter is as follows:

Year:
2012	$24,930,135
2013	24,552,247
2014	19,622,144
2015	17,113,605
2016	12,535,093
Thereafter	22,868,673

$121,621,897

The value allocable to the above- or below-market component of an acquired in-place lease is determined based upon the present value (using an interest rate that reflects the risks associated with the lease) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the amounts that would be paid using current fair market rates over the remaining term of the lease. The Company’s valuation estimates primarily relied upon Level 3 inputs, as previously defined. Above- and below-market lease intangibles are amortized over the remaining life of the related leases, which is approximately eight years. Net amortization expense of $1,734,256, $282,725, and $18,998 is included as a reduction to rental income in the accompanying 2011, 2010, and 2009 consolidated statements of operations, respectively. Estimated net amortization expense for the next five years and thereafter is as follows:

Year:
2012	$1,798,959
2013	1,441,673
2014	1,258,721
2015	1,239,448
2016	1,148,190
Thereafter	3,465,358

$10,352,349

The results of operations for the acquired properties have been included in operating income in the accompanying consolidated statements of operations since the date of contribution or acquisition.

Fair Value Measurements

The fair value estimates used in allocating the aggregate purchase price of each acquisition and contribution among the individual components of real estate assets and liabilities were determined primarily through calculating the “as-if vacant” value of each building, using the income approach, and relied significantly upon internally determined assumptions. The Company determined these estimates to have been primarily based upon Level 3 inputs, which are unobservable inputs based on the Company’s assumptions. The most significant assumptions utilized in these estimates, for 2011 acquisitions, are summarized as follows:

Discount rate	9.70% – 10.20%
Capitalization rate	6.85% – 10.80%
Lease-up period	18 months
Net rental rate per square foot	$10.25 – 34.50

DUKE/HULFISH, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011 and 2010

(4) Related-Party Transactions

The following summarizes the significant arrangements with entities affiliated with DRLP that provide services to the Company:

¡

Management, accounting, and other professional services are provided for a fee equal to the greater of (1) 2% of the base rent under each lease or (2) the amount of property management fees recoverable from a tenant as additional rent under its lease, as defined. These fees amounted to $3,139,169, $1,020,105, and $550,356 for the years ended December 31, 2011, 2010, and 2009, respectively, and are included in property management fees and general and administrative expenses in the accompanying consolidated statements of operations.

¡

Maintenance services are provided for a fee based on established hourly rates, which amounted to $1,556,224, $252,923, and $151,979 for the years ended December 31, 2011, 2010, and 2009, respectively, and are included in rental expenses in the accompanying consolidated statements of operations.

¡

Administration is provided for a fee equal to 15 basis points (0.15%) per annum of the stated value of the properties owned by the Company or its subsidiaries. These fees amounted to $1,373,170, $681,603, and $479,844 for the years ended December 31, 2011, 2010, and 2009, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

¡

Pursuant to the management agreement, DRLP obtains insurance on behalf of the Company. Amounts incurred for insurance premiums were $2,014,078, $858,759, and $502,011 for the years ended December 31, 2011, 2010, and 2009, respectively, and are included in rental expenses in the accompanying consolidated statements of operations.

¡

Leasing costs are provided for a fee by an affiliate of DRLP based on the gross lease value of new leases. These fees amounted to $1,187,561, $297,591, and $0 for the years ended December 31, 2011, 2010, and 2009, respectively and are capitalized into deferred leasing costs in the accompanying consolidated balance sheet.

¡

Construction management services for tenant improvement costs and expansion projects are provided for a fee of 10% of hard costs, which amounted to $1,538,224 and $1,048,442 in 2011 and 2010, respectively, and are capitalized into net investment property in the accompanying consolidated balance sheet. There were no construction management fees incurred during 2009.

¡

Development services are provided for a fee of 4% of defined project costs, which amounted to $624,619 and $461,314 in 2011 and 2010, respectively, and are capitalized into net investment property in the accompanying consolidated balance sheet. There were no development fees incurred during 2009.

A payable of $266,433 and $188,573 for operating expenses and administration fees due to DRLP or its affiliates is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2011 and 2010, respectively.

(5) Indebtedness

In 2008, the Company entered into seven mortgage notes with 40/86 Mortgage Capital, Inc. (40/86) totaling $150,000,000, which are secured by seven properties contributed in 2008. These mortgage notes bear interest at a fixed rate of 5.58% per annum and provide for monthly interest-only payments through October 1, 2013 ($99,200,000) and January 1, 2014, ($50,800,000) at which time all remaining unpaid interest and principal are due.

On November 24, 2010, the Company entered into eight mortgage notes with MetLife totaling $92,000,000. These mortgage notes bear interest at a fixed rate of 4.25% per annum and provide for monthly interest and principal payments based on a 30-year amortization period through December 1, 2015, at which time all remaining unpaid interest and principal are due. These mortgage notes are secured by nine properties acquired or contributed during 2009 and 2010.

On March 24, 2011, the Company entered into a six month unsecured credit facility (The Facility) with Wells Fargo for $275,000,000. The Facility required interest only payments of LIBOR plus 2.5%. On March 24, 2011, the Company borrowed $275,000,000 to fund the acquisition of the Tranche 2 and Tranche 3 properties discussed in note 1. The Facility was paid off in connection with the mortgage note borrowings discussed below, as well as cash contributions from CBOP and DRLP of $31,200,000 and $7,800,000, respectively.

DUKE/HULFISH, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011 and 2010

On August 8, 2011, the Company entered into two mortgage notes with Woodman of the World Life Insurance Society totaling $14,425,000. These mortgage notes bear interest at a fixed rate of 5% per annum and provide for monthly interest and principal payments based on a 25-year amortization period through September 1, 2021, at which time all remaining unpaid interest and principal are due. These notes are secured by one property that was contributed in 2008 and one property that was acquired during 2011.

On August 16, 2011, the Company entered into a loan agreement for three notes with Wells Fargo Bank National Association totaling $43,400,000. One mortgage note totals $24,700,000 and bears interest at LIBOR plus 2% per annum, which was effectively fixed at 3.78% through an interest rate swap agreement (note 2), and provides for monthly interest and principal payments based on a 20-year amortization period through May 31, 2018, at which time all remaining unpaid interest and principal are due. This mortgage note was secured by one property acquired during 2011. A second mortgage note totals $11,800,000 and bears interest at LIBOR plus 2% per annum, which was effectively fixed at 3.41% through an interest rate swap agreement (note 2), and provides for monthly interest and principal payments based on a 25-year amortization period through December 6, 2016, at which time all remaining unpaid interest and principal are due. This mortgage note was secured by one property acquired during 2010. A third mortgage note totals $6,900,000 and bears interest at LIBOR plus 2% per annum, which was effectively fixed at 3.95% through an interest rate swap agreement (note 2), and provides for monthly interest and principal payments based on a 25 year amortization period through January 31, 2019, at which time all remaining unpaid interest and principal are due. This mortgage note was secured by one property acquired during 2010.

On August 25, 2011, the Company entered into two mortgage notes with Principal Life Insurance Company totaling $25,000,000. One mortgage note totals $11,000,000 and bears interest at a fixed rate of 4.42% per annum and provides for monthly interest and principal payments based on a 30-year amortization period through September 1, 2021, at which time all remaining unpaid interest and principal are due. A second mortgage note totals $14,000,000 and bears interest at a fixed rate of 3.98% per annum and provides for monthly interest and principal payments based on a 25-year amortization period through September 1, 2018, at which time all remaining unpaid interest and principal are due. These notes are secured by two properties acquired during 2010.

On September 12, 2011, the Company entered into five mortgage notes with John Hancock Life Insurance Company totaling $156,250,000. These mortgage notes bear interest at a fixed rate of 5.24% per annum and provide for monthly interest and principal payments based on a 30-year amortization period through October 1, 2021, at which time all remaining unpaid interest and principal are due. These mortgage notes are secured by eleven properties acquired during 2011 and 2010.

The Company is in compliance with the terms of all of the mortgage notes at December 31, 2011 and 2010.

At December 31, 2011, the future minimum principal payments of mortgage notes payable are as follows:

Year:
2012	$6,112,181
2013	105,539,104
2014	57,377,194
2015	90,370,088
2016	15,237,225
Thereafter	203,846,483

$478,482,275

Interest capitalized amounted to $438,167 and $110,000 in 2011 and 2010, respectively. There was no interest capitalized during 2009.

The Company has estimated the fair value of the mortgage notes to be approximately $501,400,000 and $243,000,000 at December 31, 2011 and 2010, respectively. The estimated fair value has been determined by the Company using available market information and a discounted cash flow methodology using interest rates that range from 3.1% to 4.0% at December 31, 2011 and 4.8% at December 31, 2010. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The current market rate the Company utilized was internally estimated; therefore, the Company concluded its determination of the fair value of its fixed rate secured debt was primarily based upon Level 3 inputs (as described in note 2). The Company’s assessment of the

DUKE/HULFISH, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011 and 2010

significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the liability. The use of different assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

The following table summarizes the book value and changes in the fair value of the Company’s mortgage notes for the year ended December 31, 2011:

	Book value at December 31, 2010	Book value at December 31, 2011	Fair value at December 31, 2010	Issuances	Payoffs	Adjustments to fair value	Fair value at December 31, 2011
Mortgage notes	$242,000,000	478,482,275	243,000,000	239,075,000	(2,592,725)	21,917,725	501,400,000

(6) Leasing Activity

The Company leases its operating properties to tenants under agreements that are classified as operating leases. At December 31, 2011, future minimum receipts from tenants on leases for each of the next five years and thereafter are as follows:

Year:
2012	$92,536,808
2013	90,570,103
2014	90,273,370
2015	89,613,955
2016	80,748,080
Thereafter	250,736,696

$694,479,012

In addition to minimum rents, certain leases require reimbursements of specified operating expenses, which amounted to $23,773,780, $7,534,312, and $4,525,455 for the years ended December 31, 2011, 2010 and 2009, respectively, and are included in contractual rental income in the accompanying consolidated statements of operations.

One tenant occupies 28% of the Company’s 11 million total square feet in three buildings. This tenant accounts for approximately 18% of future minimum receipts.

(7) Members’ Equity

Operating and Financing Distributions

The Company pays operating distributions to its members in accordance with the provisions of the Agreement dated May 5, 2008 and amended and restated December 17, 2010. The Agreement provides the Members a first tier return equal to 6.25% per annum of the Members’ Unrecovered Capital, as defined, which shall be paid quarterly to the extent cash is available. CBOP has priority over DRLP for payment of first tier returns. To the extent any first tier return is not paid, it shall accumulate and compound with interest on the unpaid amount at the first tier rate.

If the first tier return is paid, then available cash shall be paid pro rata to the Members until the Members have received a return of their Unrecovered Capital. Once the Members have received the return of their Unrecovered Capital, then the balance is distributed to the Members in accordance with their membership interests (80% to CBOP and 20% to DRLP).

The primary distinction between the Members is the distribution priority and voting rights. CBOP has priority on distributions and has greater voting rights than DRLP. However, all Major Decisions, as defined in the Agreement, require unanimous consent of all members of the Company’s executive committee, which includes representation by the Members.

In addition, the Agreement provides for distributions of Net Capital Transaction Proceeds, as defined. Net Capital Transaction Proceeds are distributed first to members who have made priority loans. Proceeds would then be allocated to the Members in proportion to their Unrecovered Capital balances, which is 80% and 20% to CBOP and DRLP, respectively. Excess proceeds would then be allocated to

DUKE/HULFISH, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2011 and 2010

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

Operating proceeds of $12,720,000 and $3,180,000 were distributed to CBOP and DRLP, respectively, for the year ended December 31, 2010. In addition, operating distributions of $10,640,000 and $2,660,000 to CBOP and DRLP, respectively, were declared in 2010 and recontributed to the Company in order to fund development costs. The Company is treating these amounts as capital distributions and capital contributions in the accompanying consolidated 2010 Statement of Members’ Equity.

During 2011, CBOP and DRLP made contributions of $31,200,000 and $7,800,000, respectively, in order to cover the shortfall between the payoff of The Facility and the 2011 mortgage note borrowings (note 5). These contributions are reflected as an increase to CBOP’s and DRLP’s equity at December 31, 2011.

Operating proceeds of $16,960,000 and $4,240,000 were distributed to CBOP and DRLP, respectively, for the year ended December 31, 2011. In addition, operating distributions of $25,364,095 and $6,341,025 to CBOP and DRLP, respectively, were declared in 2011 and recontributed to the Company in order to fund development costs. The Company is treating these amounts as capital distributions and capital contributions in the accompanying consolidated 2011 Statement of Members’ Equity.

As of December 31, 2011 and 2010, there were no unpaid and accumulated first tier returns due to CBOP or DRLP.

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

In connection with the amended and restated Agreement, the Agreement provides for a call option that upon the occurrence of a Trigger Event, as defined, CBOP may elect to acquire DRLP’s interest in the Company. The call price would be based on the average of each of the Members’ qualified appraiser’s written appraisals for the fair market value of the real estate properties if the appraisals are within 10% of the lower fair market value. If the appraisals are not within 10% of the lower fair market value, then a third appraisal is performed and the call price is calculated in accordance with the provisions of the Agreement.

Schedule III

DUKE/HULFISH, LLC AND SUBSIDIARIES

Properties and Accumulated Depreciation

December 31, 2011

(In thousands)

Property	Year acquired	Encumbrances, net	Initial cost to the joint venture					Improvements subsequent to purchase date	December 31, 2011 Total cost	Accumulated depreciation & amortization
			Land	Site improvements	Building & improvements	Tenant improvements	Total Acq. costs
Buckeye Logistics Center	2008	$20,000	3,850	3,575	25,108	6,651	39,184	20,238	59,422	(5,497)
Aspen Corporate Center 500	2008	21,200	2,889	2,876	21,223	7,089	34,077	(121)	33,956	(4,630)
All Points at Anson Bldg. 1	2008	17,000	1,381	4,228	20,029	5,618	31,256	18,047	49,303	(4,731)
201 Sunridge Blvd.	2008	19,400	5,310	2,304	21,136	934	29,684	(10)	29,674	(2,522)
12200 President’s Court	2008	21,600	6,064	5,985	21,836	776	34,661	—	34,661	(3,325)
All Points Midwest Bldg. 1	2008	24,000	3,370	6,720	33,769	3,889	47,748	—	47,748	(5,085)
125 Enterprise Parkway	2008	26,800	1,915	2,053	36,909	3,008	43,885	—	43,885	(4,122)
Fairfield Distribution Ctr. IX	2009	4,651	443	1,438	4,414	875	7,170	—	7,170	(685)
Celebration Office Center III	2009	9,340	1,470	1,659	9,138	3,028	15,295	—	15,295	(2,039)
1400 Ravello Drive	2009	8,357	1,645	404	7,540	3,182	12,771	8	12,779	(1,387)
Northpoint III	2009	10,815	809	1,213	11,147	3,255	16,424	—	16,424	(1,389)
Goodyear Crossing Ind. Park II	2009	20,646	2,940	3,920	24,223	8,977	40,060	—	40,060	(3,634)
1400 Perimeter Park Drive	2010	2,458	346	320	2,892	865	4,423	78	4,501	(278)
3900 N. Paramount Parkway	2010	8,111	612	564	8,532	2,403	12,111	29	12,140	(751)
3900 S. Paramount Parkway	2010	8,111	612	564	9,790	2,836	13,802	—	13,802	(850)
RT Miramar I (Devry)	2010	9,635	3,350	1,155	7,375	716	12,596	941	13,537	(621)
RT Miramar II-Royal Caribbean	2010	12,977	4,500	1,255	14,079	836	20,670	507	21,177	(1,040)
McAuley Place	2010	13,918	1,420	951	21,897	850	25,118	104	25,222	(711)
Easton III	2010	6,838	2,002	651	10,246	2,147	15,046	25	15,071	(569)
533 Maryville Centre	2010	13,464	1,768	305	16,609	48	18,730	(48)	18,682	(437)
555 Maryville Centre	2010	10,980	1,765	429	13,371	152	15,717	1	15,718	(493)
Point West I	2010	11,692	949	2,313	13,247	6,479	22,988	—	22,988	(1,565)
Regency Creek I	2010	11,224	1,542	1,619	12,677	2,251	18,089	—	18,089	(750)
Sam Houston Crossing One	2010	10,956	1,855	1,766	10,107	4,189	17,917	5	17,922	(1,035)
One Easton Oval	2011	—	1,538	231	9,154	44	10,967	236	11,203	(212)
Two Easton Oval	2011	—	1,532	230	8,490	222	10,474	335	10,809	(216)
Norman Pointe I	2011	21,132	4,000	1,015	28,283	1,343	34,641	14	34,655	(785)
Norman Pointe II	2011	23,265	3,460	1,884	23,478	7,916	36,738	10	36,748	(2,543)
Weston Pointe I	2011	9,404	2,750	578	11,393	508	15,229	123	15,352	(374)
Weston Pointe II	2011	11,341	2,328	489	13,935	973	17,725	152	17,877	(436)
Weston Pointe III	2011	11,441	2,328	489	15,493	358	18,668	204	18,872	(374)
Weston Pointe IV	2011	13,708	2,296	689	15,266	3,008	21,259	—	21,259	(600)
One Conway Park	2011	—	2,243	188	10,306	464	13,201	306	13,507	(331)
West Lake at Conway	2011	9,701	2,253	1,261	8,387	1,757	13,658	280	13,938	(532)
Landings Building I	2011	15,904	1,500	1,365	16,126	5,696	24,687	14	24,701	(763)
Landings Building II	2011	14,027	1,500	1,913	15,441	2,618	21,472	—	21,472	(724)
Atrium I	2011	24,386	3,580	537	30,800	—	34,917	71	34,988	(612)

		$478,482	84,115	59,136	583,846	95,961	823,058	41,549	864,607	(56,648)

See accompanying report of independent registered public accounting firm.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CB RICHARD ELLIS REALTY TRUST

Date: March 30, 2012	By:	/S/ LAURIE E. ROMANAK
	Name:	Laurie E. Romanak
	Title:	Chief Financial Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JACK A. CUNEO Jack A. Cuneo	Chairman of the Board, President and Chief Executive Officer, (Principal Executive Officer)	March 30, 2012

/S/ CHARLES E. BLACK Charles E. Black	Trustee	March 30, 2012

/S/ MARTIN A. REID Martin A. Reid	Trustee	March 30, 2012

/S/ JAMES M. ORPHANIDES James M. Orphanides	Trustee	March 30, 2012

/S/ PETER E. DICORPO Peter E. DiCorpo	Trustee	March 30, 2012

/S/ LAURIE E. ROMANAK Laurie E. Romanak	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 30, 2012

EXHIBIT INDEX

Exhibit No.

3.1	Second Amended and Restated Declaration of Trust of CB Richard Ellis Realty Trust (Previously filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-127405) filed September 13, 2006 and incorporated herein by reference).

3.2	Articles of Amendment of Declaration of Trust of CB Richard Ellis Realty Trust (Previously filed as exhibit 3.1 to the current report on Form 8-K (File No. 000-53200) filed June 22, 2009 and incorporated herein by reference).

3.3	Amended and Restated Bylaws of CB Richard Ellis Realty Trust (Previously filed as Exhibit 3.2 to Pre-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-127405) filed September 13, 2006 and incorporated herein by reference).

4.1	Amended and Restated Dividend Reinvestment Plan (Previously filed as Exhibit 4.1 to Current Report on Form 8-K (File No. 000-53200) filed on February 3, 2012 and incorporated herein by reference).

4.2	Amended and Restated Share Redemption Program (Previously filed as Exhibit 4.2 to Current Report on Form 8-K (File No. 000-53200) filed on February 3, 2012 and incorporated herein by reference).

10.1	2004 Equity Incentive Plan (Previously filed as Exhibit 10.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-127405) filed October 27, 2005 and incorporated herein by reference).

10.2	2004 Performance Bonus Plan (Previously filed as Exhibit 10.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-127405) filed October 27, 2005 and incorporated herein by reference).

10.3	Third Amended and Restated Advisory Agreement, by and among CB Richard Ellis Realty Trust, CBRE Operating Partnership, L.P., and CBRE Advisors LLC, dated December 21, 2010 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-53200) filed December 23, 2010 and incorporated herein by reference).

10.4	Second Amended and Restated Agreement of Limited Partnership, by and among CB Richard Ellis Realty Trust and the limited partners named therein, dated January 30, 2009 (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-53200) filed February 5, 2009 and incorporated herein by reference).

10.5	Purchase and Sale Agreement, dated as of August 6, 2004, by and between WS Roscoe, LLC and CBRE Operating Partnership, L.P. (Previously filed as Exhibit 10.6 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.6	Purchase and Sale Agreement, dated as of November 2, 2004, by and between Taunton Industrial Associates LLC and RT Taunton, LLC (Previously filed as Exhibit 10.7 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.7	Purchase and Sale Agreement, dated as of May 10, 2005, by and between Deerfield Commons I LLC and RT Deerfield I, LLC (Previously filed as Exhibit 10.8 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.8	License Agreement, dated as of July 19, 2005, by and among CB Richard Ellis Realty Trust, CBRE Group, Inc. and CBRE Group of California, Inc. (Previously filed as Exhibit 10.9 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-127405) filed October 27, 2005 and incorporated herein by reference).

10.9	Purchase and Sale Agreement, dated May 10, 2005, by and between Deerfield Park LLC and RT Deerfield II, LLC (Previously filed as Exhibit 10.10 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.10	Promissory Note, dated as of October 25, 2004, made by CBRE Operating Partnership, L.P. to the order of The Northwestern Mutual Life Insurance Company (Previously filed as Exhibit 10.11 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.11	Deed of Trust and Security Agreement, dated as of October 25, 2004, by and between CBRE Operating Partnership, L.P. and The Northwestern Mutual Life Insurance Company (Previously filed as Exhibit 10.12 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.12	Promissory Note, dated as of February 28, 2005, made by RT Taunton, LLC to the order of The Northwestern Mutual Life Insurance Company (Previously filed as Exhibit 10.13 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

Exhibit No.

10.13	Mortgage and Security Agreement, dated as of February 28, 2005, by and between RT Taunton, LLC and The Northwestern Mutual Life Insurance Company (Previously filed as Exhibit 10.14 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.14	Promissory Note, dated as of November 29, 2005, made by CBRE Operating Partnership, L.P. to the order of Allianz Life Insurance Company of North America LLC (Previously filed as Exhibit 10.15 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.15	Deed to Secure Debt and Security Agreement, dated as of November 29, 2005, by RT Deerfield I, LLC to and in favor of Allianz Life Insurance Company of North America LLC (Previously filed as Exhibit 10.16 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-127405) filed May 11, 2006 and incorporated herein by reference).

10.16	Agreement of Purchase and Sale, dated as of December 15, 2005, by and among Millennium Associates, Ltd., Telecom Commerce Associates, Ltd., Telecom Commerce II, Ltd. and RT Texas Industrial, L.P. (Previously filed as Exhibit 10.17 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-127405) filed June 28, 2006 and incorporated herein by reference).

10.17	Form of Amended and Restated Indemnification Agreement (Previously filed as Exhibit 10.18 to Pre-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-127405) filed September 13, 2006 and incorporated herein by reference).

10.18	Agreement between Henderson Global Investors Real Estate (No. 2) L.P. (acting by its general partner Henderson Global Investors Property (No. 2) Limited), as Seller and CBRERT Coventry, Limited (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-127405) filed March 29, 2007 and incorporated herein by reference).

10.19	Purchase and Sale Agreement, dated June 22, 2007, by and among CBRE Operating Partnership, L.P. (including certain of its subsidiaries as named in the agreement) and certain affiliates of Johnson Development Associates, Inc. as named in the agreement (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-127405) filed June 28, 2007 and incorporated herein by reference).

10.20	Purchase and Sale Agreement, dated June 22, 2007, by and among CBRE Operating Partnership, L.P. and RT Kings Mountain IV, LLC and Kings Mountain North, LLC (an affiliate of Johnson Development Associates, Inc.) (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 333-127405) filed June 28, 2007 and incorporated herein by reference).

10.21	Purchase and Sale Agreement, dated July 3, 2007, by and among CBRE Operating Partnership, L.P. (including certain of its subsidiaries as named in the agreement) and an affiliate of Johnson Development Associates, Inc. as named in the agreement (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-127405) filed July 9, 2007 and incorporated herein by reference).

10.22	Loan Agreement between CBRERT Coventry Limited and The Royal Bank of Scotland plc (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-127405) filed May 3, 2007 and incorporated herein by reference).

10.23	Credit Agreement, dated August 30, 2007, by and among CBRE Operating Partnership, L.P. and CBRERT Carolina TRS, Inc., as borrowers, CB Richard Ellis Realty Trust, Bank of America, N.A. as Administrative Agent, and the other lenders thereto (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-127405) filed September 5, 2007 and incorporated herein by reference).

10.24	Contribution Agreement, dated May 5, 2008, by and among Duke Realty Limited Partnership, Duke/Hulfish, LLC and CBRE Operating Partnership, L.P. (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-53200) filed May 6, 2008 and incorporated herein by reference).

10.26	First Amendment to the Contribution Agreement, by and between Duke Realty Limited Partnership, Duke/Hulfish LLC and CBRE Operating Partnership, L.P. dated September 12, 2008 (Previously filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 000- 53200) filed November 14, 2008 and incorporated herein by reference).

10.27	Side Letter, between CB Richard Ellis Realty Trust, CB Richard Ellis Investors and CBRE Advisors LLC dated February 12, 2009 (Previously filed as Exhibit 1.2 to the Current Report on Form 8-K (File No. 000-53200) filed February 18, 2009 and incorporated herein by reference).

10.28	Side Letter between CB Richard Ellis Realty Trust and CNL Securities Corp. dated February 12, 2009 (Previously filed as Exhibit 1.3 to the Current Report on Form 8-K (File No. 000-53200) filed February 18, 2009 and incorporated herein by reference).

Exhibit No.

10.29	Shareholders’ Agreement by and among Goodman Europe Development Trust, RT Princeton CE Holdings, LLC and Goodman Princeton Holdings (LUX) S.À R.L., dated June 10, 2010 (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-53200) filed August 13, 2010 and incorporated herein by reference).

10.30	Shareholders’ Agreement by and among Goodman Jersey Holdings Trust, RT Princeton UK Holdings, LLC and Goodman Princeton Holdings (Jersey) Limited, dated June 10, 2010 (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-53200) filed August 13, 2010 and incorporated herein by reference).

10.31	Agreement of Sale, by and among 70 Hudson Street, L.L.C., 70 Hudson Street Urban Renewal Associates, L.L.C. and RT 70 Hudson, LLC dated October 15, 2010 (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File 000-53200) filed November 12, 2010 and incorporated herein by reference).

10.32	Agreement of Sale, by and among 90 Hudson Street, L.L.C., 90 Hudson Street Urban Renewal Associates, L.L.C. and RT 90 Hudson, LLC dated October 15, 2010 (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File 000-53200) filed November 12, 2010 and incorporated herein by reference).

10.33	Agreement for Purchase and Sale of Real Property, by and between AOL Inc. and RT Pacific Blvd, LLC, dated October 29, 2010 (Previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File 000-53200) filed November 12, 2010 and incorporated herein by reference).

10.34	Purchase and Sale Agreement, by and among Duke Realty Limited Partnership, Duke Secured Financing 2009-1PAC, LLC, Duke Realty Ohio and Duke/Princeton, LLC, dated December 17, 2010 (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File 000-53200) filed December 23, 2010 and incorporated herein by reference).

10.35	Duke/Hulfish, LLC Amended and Restated Limited Liability Company Agreement, by and among CBRE Operating Partnership, L.P. and Duke Realty Limited Partnership, dated December 17, 2010 (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File 000-53200) filed December 23, 2010 and incorporated herein by reference).

10.36	Loan Agreement dated March 24, 2011, between Duke/Hulfish, LLC and Wells Fargo Bank, National Association (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K/A (File No. 000-53200) filed March 29, 2011 and incorporated herein by reference).

10.37	Assumption of Mortgage and Security Agreement by and among U.S. Bank National Association, as trustee, as successor-in-interest to Bank of America, National Association, as successor by merger to LaSalle Bank National Association, as trustee for the registered holders of LB-UBS Commercial Mortgage Trust 2006-C4, Commercial Mortgage Pass-through Certificates, Series 2006-C4, 70 Hudson Street L.L.C., 70 Hudson Street Urban Renewal Associates, L.L.C., Hartz Financial Corp., RT 70 Hudson Street LLC, RT 70 Hudson Street Urban Renewal, LLC, CBRE Operating Partnership, L.P., and CB Richard Ellis Realty Trust dated April 11, 2011 (Previously filed as Exhibit 10.36 to Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 (File No. 333-152653) filed on April 21, 2011 and incorporated herein by reference).

10.38	Loan Agreement, by and between 70 Hudson Street L.L.C., 70 Hudson Street Urban Renewal Associates, L.L.C. and Lehman Brothers Bank, FSB dated April 11, 2006 (Previously filed as Exhibit 10.37 to Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 (File No. 333-152653) filed on April 21, 2011 and incorporated herein by reference).

10.39	Loan Assumption and Modification Agreement, by and among RT 90 Hudson, LLC and 90 Hudson Street L.L.C. and Teachers Insurance and Annuity Association of America dated April 11, 2011 (Previously filed as Exhibit 10.38 to Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 (File No. 333-152653) filed on April 21, 2011 and incorporated herein by reference).

10.40	Promissory Note, by and between Teachers Insurance and Annuity Association of America and 90 Hudson Street L.L.C. dated April 11, 2006 (Previously filed as Exhibit 10.39 to Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 (File No. 333-152653) filed on April 21, 2011 and incorporated herein by reference).

10.41	Omnibus Amendment to Loan Documents, by and between RT 90 Hudson, LLC and Teachers Insurance and Annuity Association of America dated July 14, 2011 (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File 000-53200) filed August 15, 2011 and incorporated herein by reference).

10.42	Amended and Restated Promissory Note, by and between RT 90 Hudson, LLC and Teachers Insurance and Annuity Association of America dated July 14, 2011 (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File 000-53200) filed August 15, 2011 and incorporated herein by reference).

21.1	List of Subsidiaries of CB Richard Ellis Realty Trust, filed herewith.

23.1	Consent of Deloitte & Touche LLP, filed herewith.

Exhibit No.

23.2	Consent of KPMG LLP, filed herewith.

24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1	Form of Sub-Advisory Agreement, by and among CBRE Advisors LLC and CNL Fund Management Company (Previously filed to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-152653) filed January 14, 2009 and incorporated herein by reference).

101*	The following materials from CB Richard Ellis Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Shareholders’ Equity and Non-Controlling Interest and (v) the Notes to the Condensed Consolidated Financial Statements, furnished herewith.

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