Form 10-Q
period 2012-03-31
CB RICHARD ELLIS REALTY TRUST
filed 2012-05-15
CIK 1297587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant’s common shares, $0.01 par value, was 249,339,078 of May 14, 2012.

CB RICHARD ELLIS REALTY TRUST

i

PART I.

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Balance Sheets

as of March 31, 2012 and December 31, 2011 (unaudited)

(In Thousands, Except Share Data)

	March 31, 2012	December 31, 2011
ASSETS
Investments in Real Estate:
Land	$350,379	$338,401
Site Improvements	155,044	150,936
Buildings and Improvements	980,597	938,640
Tenant Improvements	76,278	74,896

	1,562,298	1,502,873
Less: Accumulated Depreciation and Amortization	(98,984)	(88,147)

Net Investments in Real Estate	1,463,314	1,414,726
Investments in Unconsolidated Entities	544,314	537,631
Construction In Progress and Other Assets—Variable Interest Entity	29,596	17,233
Cash and Cash Equivalents	302,920	238,277
Restricted Cash	7,816	7,216
Accounts and Other Receivables, Net of Allowance of $838 and $821, respectively	5,682	5,036
Deferred Rent	19,695	17,719
Acquired Above-Market Leases, Net of Accumulated Amortization of $17,575 and $15,729, respectively	31,542	31,415
Acquired In-Place Lease Value, Net of Accumulated Amortization of $68,248 and $60,861, respectively	158,449	158,655
Deferred Financing Costs, Net of Accumulated Amortization of $4,714 and $4,189, respectively	6,937	7,294
Lease Commissions, Net of Accumulated Amortization of $1,146 and $990, respectively	3,897	3,522
Other Assets	2,102	1,976

Total Assets	$2,576,264	$2,440,700

LIABILITIES AND EQUITY
LIABILITIES
Notes Payable, Less Discount of $2,655 and $2,838, plus premium of $9,099 and $9,595, respectively	$626,936	$630,146
Note Payable at Fair Value	9,081	8,775
Loan Payable	25,000	25,000
Security Deposits	783	741
Accounts Payable and Accrued Expenses	19,587	20,128
Accounts Payable and Accrued Expenses—Variable Interest Entity	13,564	3,305
Accrued Offering Costs Payable to Related Parties	84	1,974
Acquired Below-Market Leases, Net of Accumulated Amortization of $15,125 and $13,876, respectively	27,945	29,148
Above-Market Ground Leases, Obligation, Net of Accumulated Amortization of $35 and $18, respectively	1,465	1,483
Property Management Fee Payable to Related Party	190	190
Investment Management Fee Payable to Related Party	3,968	1,968
Distributions Payable	36,726	32,785
Interest Rate Swaps at Fair Value—Non-Qualifying Hedges	862	958
Interest Rate Swaps at Fair Value—Qualifying Hedges	11,509	12,340

Total Liabilities	777,700	768,941
COMMITMENTS AND CONTINGENCIES (NOTE 18)
NON-CONTROLLING INTERESTS
Operating Partnership Units	2,464	2,464
Non-Controlling Interest—Variable Interest Entity	826	686
SHAREHOLDERS’ EQUITY
Common Shares of Beneficial Interest, $0.01 par value, 990,000,000 shares authorized; 248,650,940 and 230,955,633 issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	2,486	2,309
Additional Paid-in-Capital	2,196,516	2,038,566
Accumulated Deficit	(387,481)	(348,602)
Accumulated Other Comprehensive Loss	(16,247)	(23,664)

Total Shareholders’ Equity	1,795,274	1,668,609

Total Liabilities and Equity	$2,576,264	$2,440,700

See accompanying notes to consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

(In Thousands, Except Share Data)

	Three Months Ended March 31,
	2012	2011
REVENUES
Rental	$35,319	$24,692
Tenant Reimbursements	8,080	5,578

Total Revenues	43,399	30,270
EXPENSES
Operating and Maintenance	5,107	3,434
Property Taxes	5,376	4,076
Interest	8,756	6,011
General and Administrative	2,166	1,541
Property Management Fee to Related Party	382	388
Investment Management Fee to Related Party	5,962	4,258
Acquisition Expenses	1,379	4,646
Depreciation and Amortization	17,976	12,274

Total Expenses	47,104	36,628

OTHER INCOME AND EXPENSES
Interest and Other Income	1,061	376
Net Settlement Payments on Interest Rate Swaps	(161)	(174)
Gain on Interest Rate Swaps	125	254
Loss on Note Payable at Fair Value	(35)	(27)

Total Other Income and (Expenses)	990	429

LOSS FROM CONTINUING OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES AND EQUITY IN INCOME OF UNCONSOLIDATED ENTITIES	(2,715)	(5,929)
BENEFIT (PROVISION) FOR INCOME TAXES	18	(69)
EQUITY IN INCOME OF UNCONSOLIDATED ENTITIES	542	3,210

NET LOSS FROM CONTINUING OPERATIONS	(2,155)	(2,788)

DISCONTINUED OPERATIONS
Income from Discontinued Operations	0	175

INCOME FROM DISCONTINUED OPERATIONS	0	175

NET LOSS	(2,155)	(2,613)

Net Loss Attributable to Non-Controlling Operating Partnership Units	2	4

NET LOSS ATTRIBUTABLE TO CB RICHARD ELLIS REALTY TRUST SHAREHOLDERS	$(2,153)	$(2,609)

Basic and Diluted Net Loss Per Share from Continuing Operations Attributable to CB Richard Ellis Realty Trust Shareholders	$(0.01)	$(0.02)

Basic and Diluted Net Income Per Share from Discontinued Operations Attributable to CB Richard Ellis Realty Trust Shareholders	$0.00	$0.00

Weighted Average Common Shares Outstanding—Basic and Diluted	244,849,110	168,726,195
Dividends Declared Per Share	$0.15	$0.15

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

(In Thousands)

	Three Months Ended March 31,
	2012	2011
NET LOSS	$(2,155)	$(2,613)
Foreign Currency Translation Gain	6,481	5,022
Swap Fair Value Adjustments	943	783

COMPREHENSIVE INCOME	5,269	3,192
Comprehensive Income Attributable to Non-Controlling Operating Partnership Units	(5)	(9)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CB RICHARD ELLIS REALTY TRUST SHAREHOLDERS	$5,264	$3,183

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

(In Thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,155)	$(2,613)
Adjustments to Reconcile Net Loss to Net Cash Flows Provided by Operating Activities:
Equity in Income of Unconsolidated Entities	(542)	(3,210)
Distributions from Unconsolidated Entities	9,406	5,434
Gain on Interest Rate Swaps	(125)	(254)
Loss on Note Payable at Fair Value	35	27
Depreciation and Amortization of Building and Improvements	10,619	7,849
Amortization of Deferred Financing Costs	468	399
Amortization of Acquired In-Place Lease Value	7,202	4,347
Amortization of Above and Below Market Leases	614	177
Amortization of Lease Commissions	155	78
Amortization of Discount (Premium) on Notes Payable	(313)	80
Changes in Assets and Liabilities:
Accounts and Other Receivables	(646)	644
Deferred Rent	(1,976)	(2,663)
Other Assets	(88)	(4)
Accounts Payable and Accrued Expenses	6,734	794
Investment and Property Management Fees Payable to Related Party	1,999	1,698

Net Cash Flows Provided By Operating Activities	31,387	12,783

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Real Property	(64,267)	0
Investments in Unconsolidated Entities	(10,764)	(46,893)
Restricted Cash	(275)	(1,559)
Lease Commissions	(529)	(1,003)
Improvements to Investments in Real Estate	(10,258)	(1,155)

Net Cash Flows Used in Investing Activities	(86,093)	(50,610)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Common Shares—Public Offering	171	88
Proceeds from Additional Paid-in-Capital—Public Offering	171,085	88,009
Redemption of Common Shares	(9,451)	(5,436)
Payment of Offering Costs	(20,250)	(10,017)
Payment of Distributions	(18,048)	(13,795)
Distribution to Non-Controlling Interest Operating—Partnership Units	(37)	(37)
Contribution from Non-Controlling Interest—Variable Interest Entity	140	0
Borrowing on Loan Payable	0	30,000
Principal Payment on Loan Payable	0	(35,000)
Proceeds from Notes Payable	0	70,000
Principal Payments on Notes Payable	(3,838)	(3,861)
Deferred Financing Costs	(480)	(1,167)
Security Deposits	42	3

Net Cash Flows Provided by Financing Activities	119,334	118,787

EFFECT OF FOREIGN CURRENCY TRANSLATION	15	(4)

Net Increase in Cash and Cash Equivalents	64,643	80,956
Cash and Cash Equivalents, Beginning of the Period	238,277	48,218

Cash and Cash Equivalents, End of the Period	$302,920	$129,174

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for Interest	$8,659	$5,379
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distributions Declared and Payable	$36,726	$25,306
Proceeds from Dividend Reinvestment Program	$14,737	$10,258
Application of Deposit to Investment in Unconsolidated Entities	$0	$7,500
Duke joint venture Contribution/Distribution—Amazon Expansion	$291	$1,239
Accrued Offering Cost	$242	$1,018
Accounts Payable and Accrued Expenses—CIP	$2,960	$0

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

Condensed Consolidated Statements of Equity

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

(In Thousands, Except Share Data)

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- Controlling Interest Operating Partnership Units	Non- Controlling Interest Variable Interest Entity	Total Shareholders’ Equity and Non-Controlling Interests
	Shares	Amount

Balance at December 31, 2011	230,955,633	$2,309	$2,038,566	$(348,602)	$(23,664)	$1,668,609	$2,464	$686	$1,671,759
Net Loss	0	0	0	(2,153)	0	(2,153)	(2)	0	(2,155)
Other Comprehensive Income	0	0	0	0	7,417	7,417	7	0	7,424
Net Contributions From Public Offering of Common Shares, $0.01 Par Value	18,721,834	187	185,807	0	0	185,994	0	0	185,994
Costs Associated with Public Offering	0	0	(18,384)	0	0	(18,384)	0	0	(18,384)
Redemption of Common Shares	(1,026,527)	(10)	(9,441)	0	0	(9,451)	0	0	(9,451)
Adjustment to Record Non-Controlling Interest at Redemption Value	0	0	(32)	0	0	(32)	32	0	0
Contribution	0	0	0	0	0	0	0	140	140
Distributions	0	0	0	(36,726)	0	(36,726)	(37)	0	(36,763)

Balance at March 31, 2012	248,650,940	$2,486	$2,196,516	$(387,481)	$(16,247)	$1,795,274	$2,464	$826	$1,798,564

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- Controlling Interest Operating Partnership Units	Non- Controlling Interest Variable Interest Entity	Total Shareholders’ Equity and Non-Controlling Interests
	Shares	Amount
Balance at December 31, 2010	164,511,253	$1,645	$1,446,559	$(214,216)	$(11,686)	$1,222,302	$2,464	$0	$1,224,766
Net Loss	0	0	0	(2,609)	0	(2,609)	(4)	0	(2,613)
Other Comprehensive Income	0	0	0	0	5,796	5,796	9	0	5,805
Net Contributions From Public Offering of Common Shares, $0.01 Par Value	9,891,930	99	98,256	0	0	98,355	0	0	98,355
Costs Associated with Public Offering	0	0	(10,031)	0	0	(10,031)	0	0	(10,031)
Redemption of Common Shares	(591,351)	(6)	(5,430)	0	0	(5,436)	0	0	(5,436)
Adjustment to Record Non-Controlling Interest at Redemption Value	0	0	(32)	0	0	(32)	32	0	0
Contribution	0	0	0	0	0	0	0	0	0
Distributions	0	0	0	(25,306)	0	(25,306)	(37)	0	(25,343)

Balance at March 31, 2011	173,811,832	$1,738	$1,529,322	$(242,131)	$(5,890)	$1,283,039	$2,464	$0	$1,285,503

See accompanying notes to condensed consolidated financial statements.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

1. Organization and Nature of Business

CB Richard Ellis Realty Trust (the “Company”) was formed on March 30, 2004 under the laws of the state of Maryland. CBRE Operating Partnership, L.P. (“CBRE OP”) was formed in Delaware on March 30, 2004, with the Company as the sole general partner (the “General Partner”). The Company has elected to be taxed as a real estate investment trust (“REIT”) under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), beginning with its taxable period ended December 31, 2004. The Company was formed to raise capital and acquire ownership interests in high quality real estate properties, focusing primarily on office and industrial (primarily warehouse/distribution) and to a lesser extent, retail and potentially multi-family residential properties.

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

The Company operates in an umbrella partnership REIT structure in which its majority-owned subsidiary, CBRE OP, owns, directly or indirectly, substantially all of the properties acquired on behalf of the Company. The Company, as the sole general partner of CBRE OP, owns approximately 99.90% of the common partnership units therein. REIT Holdings, an affiliate of the Investment Advisor, holds the remaining interest through 246,361 limited partnership units representing approximately a 0.10% ownership interest in the total limited partnership units. In exchange for services provided to the Company relating to its formation and future services, REIT Holdings also owns a Class B limited partnership interest (“Class B interest”). The Investment Advisor is affiliated with the Company in that the two entities have common officers and trustees, some of whom also own equity interests in the Investment Advisor and the Company. All business activities of the Company are managed by the Investment Advisor.

See Note 20 “Subsequent Events” for a discussion of our transition to self-management.

Unless the context otherwise requires or indicates, references to “we,” “the Company” “our,” and “us” refer to the activities of and the assets and liabilities of the business and operations of CB Richard Ellis Realty Trust and its subsidiaries.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“U.S. GAAP”) and the rules applicable to Form 10-Q and reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Certain information and footnotes required for annual financial statement presentation have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our interim financial statements do not include all of the information and

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

disclosures required under U.S. GAAP for complete financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with our current Annual Report on Form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2011.

In the opinion of management, all adjustments of a normal recurring nature considered necessary in all material respects to present fairly our financial position, results of our operations and cash flows as of and for the three months ended March 31, 2012 have been made. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations to be expected for the entire year.

Principles of Consolidation

Because we are the sole general partner and majority owner of CBRE OP and have majority control over their management and major operating decisions, the accounts of CBRE OP are consolidated in our financial statements. The interests of REIT Holdings are reflected in non-controlling interest in the accompanying consolidated financial statements. All significant inter-company accounts and transactions are eliminated in consolidation. CBRE Global Investors, L.L.C. (“CBRE Global Investors”), an affiliate of the Investment Advisor, also owns an interest in us through its ownership of 243,229 common shares of beneficial interest at March 31, 2012 and December 31, 2011.

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

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

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

Consolidated Variable Interest Entities

In December 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-17, “Consolidations” (“Topic 810”): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This ASU incorporates the Statement of Financial Accounting Standards (SFAS) No. 167, “Amendments to FASB Interpretation No. 46(R),” issued by the FASB in June 2009. The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact such entity’s economic performance and (i) the obligation to absorb losses of such entity or (ii) the right to receive benefits from such entity. ASU 2009-17 also requires additional disclosures about a reporting entity’s involvement in variable interest entities, which enhances the information provided to users of financial statements.

In October 2011, a consolidated subsidiary of the Company, RT Atwater Holding, LLC, entered into a real estate development venture with the Trammel Crow Company, a wholly-owned subsidiary of CBRE Group, Inc. a related party of ours, whereby the Company would own 95% of the newly formed entity and the Trammel Crow Company would own the remaining 5% of the entity. The new entity, RT/TC Atwater, LP (“Atwater”), was formed for the purpose of developing and then operating a build-to-suit suburban office and research facility for a single tenant that has agreed to a minimum lease term of 12 years starting from the completion of construction of the facility. Through the provisions of the Atwater, LP agreement, the REIT and the Trammel Crow Company collectively have the power to direct the activities that most significantly impact the economic performance of the entity. The entity was deemed a variable interest entity and the entity within the related party group most closely associated with the entity was determined to be the Company, which began to consolidate the entity at its inception in October 2011.

On February 16, 2012, we entered into a construction loan agreement with Atwater, a consolidated joint venture, to provide it with up to $49,575,000 of financing which will be available for disbursements to fund construction expenditures at 1400 Atwater Drive. We will receive a $250,000 financing fee from the joint venture for providing this construction loan. The construction loan will bear interest at 5.00% of amounts outstanding and is scheduled to mature on April 30, 2013, unless otherwise extended. This construction loan will be eliminated in the consolidation of Atwater for reporting purposes.

Atwater’s construction in progress and other assets, including the initial land acquired by Atwater in October 2011, is $33,604,000 and $17,233,000 at March 31, 2012 and December 31, 2011. The assets of the entity are the sole collateral for the other liabilities of the entity. For the three months ended March 31, 2012 and 2011, there were no revenues and operating expenses relating to the operating activities of the entity. All activity of the entity has been strictly geared toward the development of the property. The Atwater cash balance of $4,008,000 at March 31, 2012 is included in cash and cash equivalents on the consolidated balance sheet. The capital account of the Trammel Crow Company is included in non-controlling interest—variable interest entity on the accompanying consolidated balance sheets at March 31, 2012 and December 31, 2011, respectively.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

Cash Equivalents

We consider short-term investments with maturities of three months or less when purchased to be cash equivalents. As of March 31, 2012 and December 31, 2011, cash equivalents consisted primarily of investments in money market funds.

Restricted Cash

Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of March 31, 2012 and December 31, 2011, our restricted cash balance was $7,816,000 and $7,216,000, respectively, which represents amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by our agreements with our lenders.

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

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

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

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred. As of March 31, 2012 and December 31, 2011, we owned, on a consolidated basis 78 and 77 real estate investments, respectively.

On March 20, 2012, we acquired 2400 Dralle Road, a single tenant warehouse/distribution building located in University Park, Illinois, a suburb of Chicago. The purchase price was $64,250,000.

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

No impairment of long-lived assets was recognized during the three months ended March 31, 2012 and 2011.

Other Assets

Other assets include the following as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Prepaid insurance	$136	$401
Prepaid real estate taxes	407	184
Other	1,559	1,391

Total	$2,102	$1,976

Concentration of Credit Risk

Our consolidated properties are located throughout the United States and in the United Kingdom. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, and social factors affecting the communities in which the tenants operate. Our credit risk relates primarily to cash, restricted cash, and interest rate swap agreements. Cash accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000 through December 31, 2013.

We have not experienced any losses to date on our invested cash and restricted cash. The interest rate swap agreements create credit risk. Credit risk arises from the potential failure of counterparties to perform in accordance with the terms of their contracts. Our risk

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

management policies define parameters of acceptable market risk and limit exposure to credit risk. Credit exposure resulting from derivative financial instruments is represented by their fair value amounts, increased by an estimate of potential adverse position exposure arising from changes over time in interest rates, maturities, and other relevant factors. We do not anticipate nonperformance by any of our counterparties.

Non-Controlling Interest Operating Partnership Units

We owned a 99.90%, 99.89% and 99.86% partnership interest in CBRE OP as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively. The remaining 0.10%, 0.11% and 0.14% partnership interest as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively, was owned by REIT Holdings in the form of 246,361 non-controlling operating partnership units which were exchangeable on a one for one basis for common shares of CBRE REIT, with an estimated aggregate redemption value of $2,464,000.

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

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

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

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable year ended December 31, 2004. To qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) as defined in the Internal Revenue Code, to our shareholders and satisfy certain other organizational and operating requirements. We generally will not be subject to U.S. federal income taxes if we distribute 100% of our net taxable income each year to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to U.S. federal income taxes and excise taxes on our undistributed taxable income. Except as discussed below, we believe that we have met all of the REIT distribution and technical requirements for the three months ended March 31, 2012 and the year ended December 31, 2011. We intend to continue to adhere to these requirements and maintain our REIT qualification.

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

We submitted a request to the IRS for a closing agreement under which the IRS would grant us relief with respect to payments we made to shareholders under our DRIP and in respect of certain custodial fees we paid on behalf of some of our IRA shareholders, in each case, which payments could be treated as preferential dividends under the rules applicable to REITs. On July 8, 2011, the Company and the Investment Advisor entered into the Closing Agreement with the IRS pursuant to which (i) the IRS agreed not to challenge the Company’s dividends as preferential for its taxable years 2007, 2008 and 2009 as a result of the matters described

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

above, and (ii) the Investment Advisor paid a compliance fee of approximately $135,000 to the IRS. In accordance with the terms of the Closing Agreement, none of the Company, CBRE OP or any subsidiary thereof have directly or indirectly reimbursed or will directly or indirectly reimburse the Investment Advisor for its payment of this compliance fee and none of the Investment Advisor or its direct or indirect owners has deducted or will deduct the compliance fee from their taxable income. The Company and the Investment Advisor expect to remain in compliance with the terms of the Closing Agreement, but any inadvertent non-compliance with such terms could result in adverse consequences for us. As a result of the Closing Agreement, the Company has met its distribution requirements for its taxable years ended December 31, 2007, 2008 and 2009.

Revenue Recognition and Valuation of Receivables

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $16,714,000 as security for such leases at March 31, 2012 and December 31, 2011, respectively.

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

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $838,000 and $821,000 as of March 31, 2012 and December 31, 2011, respectively.

Offering Costs

Offering costs totaling $18,384,000 and $10,031,000 were incurred during the three months ended March 31, 2012 and 2011, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Offering costs incurred through March 31, 2012 totaled $237,723,000. Of the total amount, $218,000,000 was incurred to CNL Securities Corp., as the former dealer manager of our public offerings (the “former dealer manager”); $3,969,000 was incurred to CBRE Group, Inc., an affiliate of the Investment Advisor; $912,000 was incurred to the Investment Advisor for reimbursable marketing costs and $14,842,000 was incurred to other service providers. Each party will be paid the amount incurred from proceeds of our follow-on public offering. As of March 31, 2012 and December 31, 2011, the accrued offering costs payable to related parties included in our consolidated balance sheets were $84,000 and $1,974,000, respectively. Offering costs payable to unrelated parties of $158,000 and $133,000 at March 31, 2012 and December 31, 2011, respectively, were included in accounts payable and accrued expenses.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

The carrying value of our United Kingdom assets and liabilities fluctuate due to changes in the exchange rate between the USD and the GBP. The exchange rate of the USD to the GBP was $1.6015 and $1.5535 at March 31, 2012 and December 31, 2011, respectively. The profit and loss weighted average exchange rate of the USD to the GBP was approximately $1.5736 and $1.5939 for the three months ended March 31, 2012 and 2011, respectively.

The carrying value of our European assets and liabilities fluctuate due to changes in the exchange rate between the USD and the EUR. The exchange rate of the USD to the EUR was $1.3342 and $1.2945 at March 31, 2012 and December 31, 2011. The profit and loss weighted average exchange rate of the USD to the EUR was approximately $1.3116 and $1.3602 for the three months ended March 31, 2012 and 2011, respectively.

Class B Interest—Related Party

Effective July 1, 2004, REIT Holdings, an affiliate of the Investment Advisor, was granted a Class B interest in CBRE OP. The Class B interest is an equity instrument issued to non-employees in exchange for services. Pursuant to the second amended and restated agreement of limited partnership of CBRE OP, entered into on January 30, 2009, the holder was entitled to receive distributions made by CBRE OP in an amount equal to 15% of all net sales proceeds on dispositions of properties or other assets (including by liquidation, merger or otherwise) after the other partners including us, have received in the aggregate, cumulative distributions from property income, sales proceeds or other services equal to (i) the total capital contributions made to CBRE OP and (ii) a 7% annual, uncompounded return on such capital contributions. The terms of the termination provision relating to the Class B interest required its forfeiture in the event the Investment Advisor unilaterally terminated the advisory agreement. As a result future changes in the fair value of the Class B interest will be deferred from recognition in the financial statements until a listing of the common shares on a national securities exchange or a change in control transaction takes place. See Note 20 “Subsequent Events” for a discussion of the third amended and restated agreement of limited partnership of CBRE OP and related revisions to the Class B interest.

Earnings Per Share Attributable to CB Richard Ellis Realty Trust Shareholders

Basic net income (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding during each period. The computation of diluted net income (loss) further assumes the dilutive effect of stock options, stock warrants and contingently issuable shares, if any. We have recorded a net loss for the three months ended March 31, 2012 and 2011, respectively, the effect of stock options, stock warrants and contingently issuable shares, if any, would be anti–dilutive for the three months ended March 31, 2012 and 2011, and accordingly, if there were any of these instruments outstanding, they would be excluded from the earnings per share computation. In addition, no stock options, stock warrants or contingently issuable shares had ever been issued prior to the three months ended March 31, 2012 and 2011. As a result, there is no difference in basic and diluted shares in either period presented.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

“The remaining financial assets and liabilities which are only disclosed at fair value are comprised of all other notes payable, the unsecured line of credit and other debt instruments. We determined the fair value of our secured notes payable and other debt instruments by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market discount rate by obtaining period-end treasury rates for fixed-rate debt, or London Inter-Bank Offering Rate (“LIBOR”) rates for variable-rate debt, for maturities that correspond to the maturities of our debt and then adding an appropriate credit spread derived from information obtained from third-party financial institutions. These credit spreads take into account factors such as our credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratios of the debt.

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

Adoption of Accounting Standards

New Accounting Standards

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

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

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

ASU 2011-04 is applicable to our company for interim and annual periods beginning after December 15, 2011. The adoption of this ASU did not have a material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (included in ASC 220, Comprehensive Income), or ASU 2011-05, which amends existing guidance to allow only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income, or (2) in two separate but consecutive financial statements consisting of an income statement followed by a statement of other comprehensive income. ASU 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We early adopted ASU 2011-05 during the year ended December 31, 2011 and included the statements of comprehensive income or loss in the consolidated financial statements presented in the 2011 10-K.

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

The purchase price allocation to the assets and liabilities acquired during the three months ended March 31, 2012 and appearing in the table are preliminary (in thousands):

Property	Land	Site Improvements	Building Improve- ments	Tenant Improve- ments	Acquired In- Place Lease Value	Above Market Lease Value	Below Market Lease Value	(Premium) Discount on Notes	Purchase Price	Notes Payable Assumed	Net Assets Acquired
2400 Dralle Road	$10,800	$3,838	$39,980	$924	$6,736	$1,972	$0	$0	$64,250	$0	$64,250

	$10,800	$3,838	$39,980	$924	$6,736	$1,972	$0	$0	$64,250	$0	$64,250

Acquisition related expenses of $1,379,000 and $4,646,000 associated with the acquisitions of real estate were expensed as incurred during the three months ended March 31, 2012 and 2011, respectively.

Building Improvements are depreciated over 39 years; Site Improvements are depreciated over 15 and 25 years; Tenant Improvements, Acquired In-Place Lease Value, Above Market Lease Value and Below Market Lease Value are amortized over the remaining lease terms at the time of acquisition.

Unaudited pro forma results, assuming the above noted acquisitions had occurred as of January 1, 2011 for purposes of the 2012 acquisitions and January 1, 2010 for purposes of presenting the 2012 and 2011 pro forma disclosures, respectively, are presented below. Non-recurring acquisition costs of $1,379,000 and of $4,646,000 were excluded from 2012 and 2011 pro forma results and included in the three months ended December 31, 2012 and 2011 pro forma results, respectively, as an operating expense. These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as increased depreciation and amortization expenses as a result of tangible and intangible assets acquired in the acquisitions. These unaudited pro

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

forma results do not purport to be indicative of what operating results would have been had the acquisitions actually occurred on January 1, 2011 or 2010, respectively, and may not be indicative of future operating results (dollars in thousands, except share data):

	Three Months Ended March 31,
	2012	2011
Revenue	$43,399	$40,673
Operating Loss	(3,729)	(9,445)
Net Loss	(1,490)	(6,149)
Basic and Diluted Loss Per Share	$(0.01)	$(0.04)
Weighted Average Shares Outstanding for Basic and Diluted Loss	244,849,110	168,726,195

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

There were no real estate and other assets held for sale and related liabilities as of March 31, 2012 and December 31, 2011.

In accordance with ASC 205-20 Presentation of Financial Statement-Discontinued Operation, the income and the net gain on dispositions of operating properties are reflected in the consolidated statements of operations as discontinued operations for all periods presented.

Revenues and expenses from discontinued operations for the three months ended March 31, 2011 represent the activities of the held for sale portfolio of warehouse distribution buildings acquired during the year ended December 31, 2010. On August 12, 2011, we sold the Rickenbacker II and Rickenbacker III properties located in Groveport, OH, for approximately $22,639,000. There were no revenues and expenses from discontinued operations during the three months ended March 31, 2012.

Three Months Ended March 31, 2011 (in thousands)
Revenues:
Tenant Reimbursement	$342
Other Assets	88

Total Revenues	430

Operating and Maintenance	123
Property Taxes	36
General and Administrative	13
Investment Management Fee to Related Party	39
Property Management Fee to Related Party	22
Acquisition Expenses	4

Total Expenses	237

Provision for Income Taxes in Discontinued Operations	18

Total Income from Discontinued Operations	$175

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

5. Investments in Unconsolidated Entities

Investments in unconsolidated entities at March 31, 2012 and December 31, 2011 consist of the following (in thousands):

	March 31, 2012	December 31, 2011
CBRE Strategic Partners Asia	$8,188	$8,381
Duke Joint Venture	369,200	377,145
Afton Ridge Joint Venture	18,365	18,274
UK JV	37,559	26,590
European JV	111,002	107,241

	$544,314	$537,631

The following is a summary of the investments in unconsolidated entities for the three months ended March 31, 2012 and the year ended December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Investment Balance, January 1	$537,631	$410,062
Contributions	10,764	149,132
Company’s Equity in Net Income (including adjustments for basis differences)	542	3,590
Other Comprehensive Income of Unconsolidated Entities	4,783	(1,487)
Distributions	(9,406)	(23,666)

Investment Balance, End of Period	$544,314	$537,631

CBRE Strategic Partners Asia

We have agreed to a capital commitment of $20,000,000 in CBRE Strategic Partners Asia, which extends for 57 months (to October 31, 2012) after the close of the final capital commitment. As of March 31, 2012, we have contributed $15,497,000 of our capital commitment which was funded using net proceeds from our public offerings. CBRE Global Investors formed CBRE Strategic Partners Asia to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in Asia, including China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. The initial closing date of CBRE Strategic Partners Asia was in July 2007, with additional commitments being accepted through January 2008. CBRE Strategic Partners Asia closed on January 31, 2008, with aggregate capital commitments of $394,203,000. CBRE Strategic Partners Asia has an eight year term, which may be extended for up to two one-year periods with the approval of two-thirds of the limited partners.

As of March 31, 2012, CBRE Strategic Partners Asia, with its parallel fund, CB Richard Ellis Strategic Asia II, L.P., had aggregate investor commitments of $394,203,000 from institutional investors including CBRE Global Investors. We own an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. As of March 31, 2011, CBRE Strategic Partners Asia had acquired ownership interests in ten properties, five in China and five in Japan. Two of the five ownership interests in China were sold in 2010.

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

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

company guide is retained in the recognition of equity method earnings in the statement of operations of the Company. See Note 17 “Fair Value of Financial Instruments and Investments” for further discussion of the application of the fair value accounting to our investment in CBRE Strategic Partners Asia.

Consolidated Balance Sheets of CBRE Strategic Partners Asia as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Assets
Real Estate	$208,160	$215,948
Other Assets	10,929	11,545

Total Assets	$219,089	$227,493

Liabilities and Equity
Notes Payable	$42,050	$45,466
Other Liabilities	12,702	13,948

Total Liabilities	54,752	59,414

Company’s Equity	8,188	8,383
Other Investors’ Equity	156,149	159,696

Total Liabilities and Equity	$219,089	$227,493

Consolidated Statements of Operations of CBRE Strategic Partners Asia for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Total Revenues and Appreciation (Depreciation)	$1,437	$768
Total Expenses	5,179	2,023

Net Loss	(3,742)	(1,255)

Company’s Equity in Net Loss	$(195)	$(72)

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

On December 17, 2010, we entered into an amended and restated operating agreement for the Duke joint venture. The amended and restated operating agreement generally contains the same terms and conditions as the operating agreement dated June 12, 2008 described above, except for the following material changes: (i) Duke has been granted us a call option to acquire Duke’s entire interest in the Duke joint venture which such interest shall be valued based on the opinions of qualified appraisers and which we can elect to exercise anytime after June 30, 2012 upon the occurrence and adoption by resolution of certain triggering events and (ii) the Duke joint venture has certain rights to participate in the development of certain adjacent and nearby parcels of land currently owned by Duke.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

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

On March 24, 2011, in connection with the acquisition of 13 properties for $342,800,000 of which our share was $274,240,000 exclusive of closing costs and acquisition fees which were both expensed as incurred, the Duke joint venture entered into a $275,000,000 unsecured term loan (the “Term Loan”) with Wells Fargo Bank, National Association. While the Term Loan was non-recourse to us, the pro rata share of the Term Loan obligation attributable to us was initially $220,000,000 in accordance with our ownership interest in the Duke joint venture. The Term Loan had a six-month term and two six-month extension options. The Term Loan had an interest rate of LIBOR plus 2.50% and was fully pre-payable at any time, subject to any customary costs. An origination fee of $1,650,000 was paid to Wells Fargo Bank, National Association at the closing of the term loan. The Term Loan Agreement contains customary representations and warranties and covenants. During the term of the loan, the Duke joint venture agreed to comply with certain financial covenants related to its leverage ratio, net asset value, unencumbered leverage ratio and the inability to enter into certain types of investments.

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

On August 4, 2011, we contributed $31,200,000, our 80% share of $39,000,000, to the Duke joint venture. The contribution was used towards a pay down of the Term Loan on August 8, 2011. On August 8, 2011, the Duke joint venture closed on two loans with Woodman of the World Life Insurance Society totaling $14,425,000. The loans are secured by the Fairfield Distribution Center IX, $4,675,000, and West Lake at Conway, $9,750,000, properties. Net proceeds from the financing totaling approximately $13,818,000 were used to pay down the Term Loan. The Duke joint venture paid CBRE Capital Markets, LLC, an affiliate of the Investment Advisor, aggregate mortgage broker fees of approximately $72,125 in connection with the loans. Approximately $52,818,000 of the $275,000,000 Term Loan was paid down on August 8, 2011 reducing the outstanding balance as of that date to approximately $222,182,000.

On August 16, 2011, the Duke joint venture closed on three loans with Wells Fargo Bank, N.A., or Wells Fargo, totaling $43,400,000. The three loans are individually secured by the Easton III, Point West I and Atrium I properties. Upon closing the $6,900,000 loan secured by the Easton III property, the Duke joint venture entered into an interest rate swap agreement with Wells Fargo to effectively fix the annual interest rate on this loan at 3.95% for its entire term until this loan’s scheduled maturity on January 31, 2019. Upon closing the $11,800,000 loan secured by the Point West I property, the Duke joint venture entered into an interest rate swap agreement with Wells Fargo to effectively fix the annual interest rate on this loan to 3.41% for its entire term until this loan’s scheduled maturity on December 6, 2016. Upon closing the $24,700,000 loan secured by the Atrium I property, the Duke joint venture entered into an interest rate swap agreement with Wells Fargo to effectively fix the annual interest rate on this loan to 3.775% for its entire term until this loan’s scheduled maturity on May 31, 2018. Principal and interest payments are due monthly on the three loans. The Duke joint venture paid CBRE Capital Markets, LLC, an affiliate of the Investment Advisor, aggregate mortgage broker fees of approximately $217,000 in connection with the loans. Upon closing, the Duke joint venture paid down approximately $42,700,000 of the $222,182,000 remaining balance of the Term Loan reducing the outstanding balance as of August 16, 2011 to approximately $179,482,000.

On August 25, 2011, the Duke joint venture closed on two loans with Principal Life Insurance Company totaling approximately $25,000,000 ($20,000,000 at our 80% pro rata share of the Duke joint venture). The loans are secured by the Sam Houston Crossing I and McAuley Place properties. The loans represent a 41.3% loan-to-cost on the $60,500,000 total allocated acquisition costs of the

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

properties. The loan secured by the Sam Houston Crossing I property has an interest rate of 4.42%, a 10-year term and a 30-year amortization schedule. The loan secured by the McAuley Place property has an interest rate of 3.98%, a 7-year term and a 25-year amortization schedule. Principal and interest payments are due monthly on the loans. The Duke joint venture paid CBRE Capital Markets, LLC, an affiliate of the Investment Advisor, aggregate mortgage broker fees of approximately $125,000 in connection with the loans. Upon closing, the Duke joint venture paid down approximately $25,000,000 of the $179,482,000 remaining balance of the Term Loan reducing its outstanding balance as of August 25, 2011 to approximately $154,482,000.

On September 12, 2011, the Duke joint venture closed on five loans with John Hancock Life Insurance Company (U.S.A.) totaling approximately $156,250,000 ($125,000,000 at our 80% pro rata share of the Duke joint venture). The loans are secured by the 533 Maryville Centre, 555 Maryville Centre, The Landings I, The Landings II, Norman Pointe I, Norman Pointe II, Weston Pointe I, Weston Pointe II, Weston Pointe III, Weston Pointe IV and Regency Creek properties. The loans have a fixed interest rate of 5.24%, a 10-year term and a 30-year amortization schedule. The loans may not be prepaid during the first two years of their terms, but thereafter may be fully prepaid subject to yield maintenance. Principal and interest payments are due monthly on the loans. The Duke joint venture paid CBRE Capital Markets, LLC, an affiliate of the Investment Advisor, aggregate mortgage broker fees of approximately $781,250 in connection with the five loans. Upon closing, the Duke joint venture paid down the remaining approximately $154,482,000 balance of the Term Loan.

As of March 31, 2012, the Duke joint venture had purchased approximately $1,022,623,000 of assets, exclusive of acquisition fees and closing costs, and held interests in 37 properties, 10 located in Florida, eight located in Ohio, four each located in North Carolina and Texas, two each located in Arizona, Illinois, Indiana, Minnesota and Missouri and one located in Tennessee.

The following table provides further detailed information concerning the properties held in the Duke joint venture at March 31, 2012:

Property and Market	Property Type	Net Rentable Square Feet	Primary Tenants	Lease Expiration	Approximate Purchase Price(1)	Pro Rata Share of Approximate Purchase Price(2)	Approximate Debt Financing(3)	Acquisition Fees(4)
Buckeye Logistics Center, Phoenix, AZ	Warehouse/ Distribution	1,009,351	Amazon.com(6)	09/2021	$64,903,000	$51,922,400	$20,000,000	$349,000

201 Sunridge Blvd., Dallas, TX	Warehouse/ Distribution	822,550	Unilever(5)	09/2018	31,626,000	25,300,800	19,400,000	253,000

12200 President’s Court, Jacksonville, FL	Warehouse/ Distribution	772,210	Unilever(5)	09/2018	36,956,000	29,564,800	21,600,000	296,000

AllPoints at Anson Bldg., Indianapolis, IN	Warehouse/ Distribution	1,036,573	Amazon.com(6)	04/2021	52,429,000	41,943,200	17,000,000	267,000

Aspen Corporate Center 500, Nashville, TN	Office	180,147	Verizon Wireless(7)	10/2018	36,989,000	29,591,200	21,200,000	297,000

125 Enterprise Parkway, Columbus, OH	Warehouse/ Distribution	1,142,400	Kellogg’s	03/2019	47,905,000	38,324,000	26,800,000	383,000

AllPoints Midwest Bldg. 1, Indianapolis, IN	Warehouse/ Distribution	1,200,420	Prime Distribution	05/2019	51,800,000	41,440,000	24,000,000	414,000

22535 Colonial Pkwy., Houston, TX	Office	89,750	Det Norske Veritas	06/2019	14,700,000	11,760,000	8,500,000	176,000

Celebration Office Center III, Orlando, FL	Office	100,924	Disney Vacation Development	04/2016	17,050,000	13,640,000	9,500,000	205,000

Fairfield Distribution Ctr. IX, Tampa, FL	Warehouse/ Distribution	136,212	Iron Mountain	08/2025	9,300,000	7,440,000	4,675,000	112,000

Northpoint III, Orlando, FL	Office	108,499	Florida Power Corporation	10/2021	18,240,000	14,592,000	11,000,000	219,000

Goodyear Crossing Ind. Park II, Phoenix, AZ	Warehouse/ Distribution	820,384	Amazon.com(6)	09/2019	45,645,000	36,516,000	21,000,000	548,000

3900 N. Paramount Pkwy., Raleigh, NC	Office	100,987	PPD Development	11/2023	13,969,000	11,175,200	8,250,000	168,000

3900 S. Paramount Pkwy., Raleigh, NC	Office	119,170	PPD Development/ LSSI	11/2023	16,319,000	13,055,200	8,250,000	196,000

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

Property and Market	Property Type	Net Rentable Square Feet	Primary Tenants	Lease Expiration	Approximate Purchase Price(1)	Pro Rata Share of Approximate Purchase Price(2)	Approximate Debt Financing(3)	Acquisition Fees(4)
1400 Perimeter Park Drive, Raleigh, NC	Office	44,916	PPD Development	11/2023	4,962,000	3,969,600	2,500,000	60,000

Miramar I, Miami, FL(8)	Office	94,060	DeVry	06/2021	17,056,000	13,644,800	9,800,000	0

Miramar II, Miami, FL(8)	Office	128,540	Royal Caribbean	05/2016	26,124,000	20,899,200	13,200,000	0

McAuley Place, Cincinnati, OH	Office	190,096	Mercy Health Partners of South West Ohio(9)(10)	08/2023	35,000,000	28,000,000	14,000,000	420,000

Easton III, Columbus, OH	Office	135,485	Lane Bryant(9)(11)	01/2019	18,000,000	14,400,000	6,900,000	216,000

Point West I, Dallas, TX	Office	182,700	American Home Mortgage Services, Inc(9)(12)	12/2016	29,500,000	23,600,000	11,800,000	354,000

Sam Houston Crossing I, Houston, TX	Office	159,175	AMEC Paragon, Inc.(9)(13)	05/2018	25,500,000	20,400,000	11,000,000	306,000

Regency Creek I, Raleigh, NC	Office	122,087	ABB, Inc.(9)(14)	08/2017	22,500,000	18,000,000	11,250,000	270,000

533 Maryville Centre, St. Louis, MO	Office	125,296	Eveready Battery Company, Inc.(9)(15)	04/2021	23,878,000	19,102,400	13,495,000	287,000

555 Maryville Centre, St. Louis, MO	Office	127,082	Eveready Battery Company, Inc.(9)(15)	04/2021	19,472,000	15,577,600	11,005,000	234,000

Norman Pointe I, Minneapolis, MN	Office	212,722	NCS Pearson, Inc.(9)(16)	05/2017	42,600,000	34,080,000	21,181,000	511,200

Norman Pointe II, Minneapolis MN	Office	324,296	General Services Administration (9)(17)	05/2016	46,900,000	37,520,000	23,319,000	562,800

			Hartford Fire Insurance Co(9)(18)	06/2013

The Landings I, Cincinnati, OH	Office	175,695	Citicorp North America(9)(19)	01/2022	29,659,500	23,727,600	15,940,000	355,914

The Landings II, Cincinnati, OH	Office	175,076	—	—	26,160,500	20,928,400	14,060,000	313,926

One Easton Oval, Columbus, OH	Office	125,031	—	—	11,911,000	9,528,800	0	142,932

Two Easton Oval, Columbus, OH	Office	128,674	—	—	12,744,000	10,195,200	0	152,928

Weston Pointe I, Ft. Lauderdale, FL	Office	97,579	—	—	19,384,250	15,507,400	9,425,000	232,611

Weston Pointe II, Ft. Lauderdale, FL	Office	97,180	—	—	23,375,950	18,700,760	11,367,000	280,511

Weston Pointe III, Ft, Lauderdale, FL	Office	97,178	American Intercontinental University(9)(20)	09/2015	23,583,550	18,866,840	11,468,000	283,002

Weston Pointe IV, Ft. Lauderdale, FL	Office	96,175	General Services Administration (9)(17)	04/2019	28,256,250	22,605,000	13,740,000	339,075

One Conway Park, Chicago, IL	Office	105,000	—	—	15,400,000	12,320,000	0	184,800

West Lake at Conway, Chicago, IL	Office	98,304	—	—	17,575,000	14,060,000	9,750,000	210,900

Atrium I, Columbus, OH	Office	315,102	Nationwide Mutual Insurance Co(9)(21)(22)	05/2018	45,250,000	36,200,000	24,700,000	543,000
				05/2019

					$1,022,623,000	$818,098,400	$481,075,000	$10,143,599

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

(1)

Approximate total purchase price including the AllPoints at Anson Bldg. 1 and Buckeye Logistics Center expansion cost, exclusive of closing costs, paid by the Duke joint venture for each of these properties.

(2)	Pro rata share of approximate purchase price is at our pro rata share of effective ownership for each of these properties.

(3)	Approximate debt financing exclusive of amortization.

(4)

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

(7)	Our tenant Cellco Partnership does business as Verizon Wireless.

(8)	Consolidated properties acquired on December 31, 2009 and contributed to the Duke joint venture on March 31, 2010.

(9)	This tenant currently occupies more than 50,000 of net rentable square feet.

(10)	Mercy Health Partners of South West Ohio is a healthcare system comprised of five hospitals and 38 physician practices serving the greater Cincinnati, Ohio area.

(11)	Lane Bryant, a division of Charming Shoppes, Inc. (NASDAQ:CHRS), is a chain of women’s retail clothing stores with over 850 stores in 48 states.

(12)	American Home Mortgage Services, Inc. is one of the country’s largest servicers of Alt-A and subprime loans on behalf of banks and other investors.

(13)	AMEC Paragon, Inc. is a provider of project management and engineering services to the oil and gas industry.

(14)	ABB, Inc. is a leader in power and automation technologies for utility and industrial customers.

(15)	Eveready Battery Company, Inc., is a division of Energizer Holdings, Inc. (NYSE:ENR), which manufactures batteries and lighting products.

(16)	NCS Pearson, Inc. provides services, software, systems, and Internet-based technologies for the collection management, and interpretation of data.

(17)

The General Services Administration is an independent agency of the Federal Government of the United States of America, which supplies products and communications for U.S. government offices, provides transportation and office space to federal employees and develops government-wide cost-minimizing policies and other management tasks.

(18)	Hartford Fire Insurance Company is a subsidiary of the Hartford Financial Services Group and one on the world’s leading providers of fire, marine and casualty insurance.

(19)	Citicorp North America, Inc., provides regional banking services and is a subsidiary of Citigroup, Inc. (NYSE: C).

(20)	American Intercontinental University is an international for profit university with both physical and online campuses.

(21)	Nationwide Mutual Insurance Company is one of the nation’s largest insurance and financial services companies.

(22)	This tenant has two separate leases within this property, as they rent two separate spaces.

Consolidated Balance Sheet of the Duke joint venture as of March 31, 2012 (in thousands):

	March 31, 2012	REIT Basis Adjustments(1)	Total
Assets
Real Estate Net	$800,314	$2,018	$802,332
Other Assets	158,286	0	158,286

Total Assets	$958,600	$2,018	$960,618

Liabilities and Equity
Notes Payable	$476,975	$0	$476,975
Other Liabilities	22,647	0	22,647

Total Liabilities	499,622	0	499,622

Company’s Equity	367,182	2,018	369,200
Other Investor’s Equity	91,796	0	91,796

Total Liabilities and Equity	$958,600	$2,018	$960,618

(1)

REIT Basis Adjustments include those costs incurred by the Company outside of the Duke joint venture that are directly capitalizable to its investment in real estate assets acquired within the Duke joint venture including acquisition costs paid to our Investment Advisor prior to January 1, 2009. Thereafter such acquisition fees were expensed as incurred.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

Consolidated Balance Sheet of the Duke joint venture as of December 31, 2011 (in thousands):

	December 31, 2011	REIT Basis Adjustments(1)	Total
Assets
Real Estate Net	$807,959	$2,052	$810,011
Other Assets	163,709	0	163,709

Total Assets	$971,668	$2,052	$973,720

Liabilities and Equity
Notes Payable	$478,482	$0	$478,482
Other Liabilities	24,320	0	24,320

Total Liabilities	502,802	0	502,802

Company’s Equity	375,093	2,052	377,145
Other Investor’s Equity	93,773	0	93,773

Total Liabilities and Equity	$971,668	$2,052	$973,720

(1)

REIT Basis Adjustments include those costs incurred by the Company outside of the Duke joint venture that are directly capitalizable to its investment in real estate assets acquired within the Duke joint venture including acquisition costs paid to our Investment Advisor prior to January 1, 2009. Thereafter such acquisition fees were expensed as incurred.

Consolidated Statement of Operations of the Duke joint venture for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Total Revenues	$31,393	$19,585
Operating Expenses	10,452	5,646
Interest	6,154	3,249
Depreciation and Amortization	14,918	7,621

Net (Loss) Income	$(131)	$3,069

Company’s Share in Net (Loss) Income	$(105)	$2,456
Adjustments for Company Basis	(34)	(29)

Company’s Equity in Net (Loss) Income	$(139)	$2,427

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

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

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

On October 15, 2008, Afton Ridge obtained a $25,500,000 loan from the Metropolitan Life Insurance Company, secured by the Afton Ridge Shopping Center which was originally acquired on September 18, 2008. The loan is for a term of five years, plus a 12 month extension option, and bears interest at a fixed rate of 5.70%. Interest payments only are due monthly for the term of the loan with principal due at maturity.

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

Consolidated Balance Sheet of Afton Ridge as of March 31, 2012 (in thousands):

	March 31, 2012	REIT Basis Adjustments(1)	Total
Assets
Real Estate Net	$44,492	$580	$45,072
Other Assets	3,534	0	3,534

Total Assets	$48,026	$580	$48,606

Liabilities and Equity
Note Payable	$25,500	$0	$25,500
Other Liabilities	2,765	0	2,765

Total Liabilities	28,265	0	28,265

Company’s Equity	17,785	580	18,365
Other Investor’s Equity	1,976	0	1,976

Total Liabilities and Equity	$48,026	$580	$48,606

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

Consolidated Statements of Operations of Afton Ridge for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Total Revenues	$1,344	$1,332
Operating Expenses	355	350
Interest	376	376
Depreciation and Amortization	467	456

Net Income	$146	$150

Company’s Share in Net Income	$132	$135
Adjustments for REIT Basis	(5)	(5)

Company’s Equity in Net Income	$127	$130

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

UK JV

The shareholders’ agreement pertaining to the UK JV is by and among RT Princeton UK Holdings, LLC (our wholly-owned subsidiary), Goodman Jersey Holding Trust and Goodman Princeton Holdings (Jersey) Limited, the UK JV, for the purpose of acquiring and holding, either directly or indirectly, up to £400,000,000 in logistics focused warehouse/distribution properties. On June 10, 2010, we initially funded the UK JV with capital contributions of $26,180,000. The UK JV acquired an initial portfolio of two properties, Amber Park and Brackmills, which were previously owned by a subsidiary of Goodman and which were purchased by the UK JV simultaneously with the closing of the UK JV.

On March 19, 2012, we contributed an additional capital contribution of $10,764,000 to acquire Valley Park, Unit D from an unaffiliated third party.

Property and Market	Year Built	Property Type	Tenant	Net Rentable Sq. Feet	Percentage Leased	Lease Expiration	Approximate Total Acquisition Cost (in thousands)
Amber Park, Nothingham, UK	1997	Warehouse/ Distribution	UniDrug Distribution Group	208,423	100%	3/2017	$15,642

Brackmills, Northampton, UK	1984	Warehouse/ Distribution	GE Lighting Operations Limited	186,618	100%	3/2017	$16,759

Valley Park, Unit D, Rugby, UK	2000	Warehouse/ Distribution	Exel Europe, Ltd.	146,491	100%	9/2016	$12,808

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

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

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

Consolidated Balance Sheet of UK JV as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Assets
Real Estate Net	$46,238	$32,545
Other Assets	1,968	1,788

Total Assets	$48,206	$34,333

Liabilities and Equity
Other Liabilities	$1,257	$1,095

Total Liabilities	1,257	1,095

Company’s Equity	37,559	26,590
Other Investor’s Equity	9,390	6,648

Total Liabilities and Equity	$48,206	$34,333

Consolidated Statements of Operations of UK JV for the three months ended March 31, 2012 and 2011 (in thousands);

	Three Months Ended March 31,
	2012	2011
Total Revenues	$845	$816
Operating Expenses	751	67
Depreciation and Amortization	348	353

Net (Loss) Income	$(254)	$396

Company’s Equity in Net (Loss) Income	$(203)	$317

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

On December 20, 2011, we made an additional capital contribution of $62,559,000 to the European JV to acquire Graben Distribution Center I and II which were previously owned by a subsidiary of Goodman.

Property and Market	Year Built	Property Type	Tenant	Net Rentable Sq. Feet	Percentage Leased	Lease Expiration	Approximate Total Acquisition Cost (in thousands)
Düren, Rhine-Ruhr, Germany	2008	Warehouse/ Distribution	Metsä Tissue GmbH	391,494	100%	1/2013	$16,435
Schönberg, Hamburg, Germany	2009	Warehouse/ Distribution	LK Logistik GmbH	453,979	100%	5/2017	$17,274
Langenbach, Munich, Germany	2010	Warehouse/ Distribution	DSV Stuttgart GmbH & Co. KG	225,106	100%	7/2015	$23,216
Graben Distribution Center I, Munich, Germany	2011	Warehouse/ Distribution	Amazon Fulfillment GmbH	1,017,868	100%	4/2022	$68,703
Graben Distribution Center II, Munich, Germany	2011	Warehouse/ Distribution	Deutche Post Immobolien GmbH	73,367	100%	11/2021	$8,585

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

Consolidated Balance Sheet of European JV as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Assets
Real Estate Net	$134,624	$131,783
Other Assets	9,407	11,552

Total Assets	$144,031	$143,335

Liabilities and Equity
Other Liabilities	$5,278	$9,284

Total Liabilities	5,278	9,284

Company’s Equity	111,002	107,241
Other Investor’s Equity	27,751	26,810

Total Liabilities and Equity	$144,031	$143,335

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

Consolidated Statements of Operations of European JV for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Total Revenues	$2,955	$1,489
Operating Expenses	406	224
Depreciation and Amortization	1,359	754

Net Income	$1,190	$511

Company’s Equity in Net Income	$952	$409

6. Acquisition Related Intangible Assets

Our acquisition related intangible assets are included in the consolidated balance sheets as acquired in-place lease value, acquired above market lease value and acquired below market lease value.

The following is a schedule of future amortization of acquisition related intangible assets as of March 31, 2012 (in thousands):

	Assets		Liabilities
	Above-Market Lease Value	Acquired In-Place Lease Value	Below-Market Lease Value	Above Market Ground Lease Obligations
2012 (Nine months ending December 31, 2012)	$5,663	$20,617	$2,930	$53
2013	6,734	22,940	3,132	71
2014	5,213	20,519	3,033	71
2015	4,898	18,682	2,843	71
2016	2,006	14,402	2,505	71
2017	1,677	13,666	2,445	71
Thereafter	5,351	47,623	11,057	1,057

	$31,542	$158,449	$27,945	$1,465

The amortization of the above and below-market lease values included in rental revenue were ($1,845,000) and $1,232,000, respectively, for the three months ended March 31, 2012, ($1,093,000) and $916,000, respectively, for the three months ended March 31, 2011. The amortization of in-place lease value included in amortization expense was $7,202,000 and $4,347,000 for the three months ended March 31, 2012 and 2011, respectively. The amortization of above market ground lease obligations was $18,000 and $0 for the three months ended March 31, 2012 and 2011, respectively.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

7. Debt

Notes Payable secured by real property are summarized as follows (in thousands):

	Interest Rate as of		Maturity Date	Notes Payable as of
Property	March 31, 2012	December 31, 2011		March 31, 2012	December 31, 2011
Deerfield Commons I.	5.23%	5.23%	December 1, 2015	$9,552	$9,587
Bolingbrook Point III	5.26	5.26	January 1, 2015	7,900	7,900
Fairforest Bldg. 5(1)	6.33	6.33	February 1, 2024	9,196	9,368
Fairforest Bldg. 6(1)	5.42	5.42	June 1, 2019	2,629	2,703
HJ Park—Bldg. 1(1)	4.98	4.98	March 1, 2013	273	369
North Rhett I(1)	5.65	5.65	August 1, 2019	3,453	3,547
North Rhett II(1)	5.20	5.20	October 1, 2020	1,945	2,005
North Rhett IV(1)	5.80	5.80	February 1, 2025	9,266	9,427
Mt Holly Bldg.(1)	5.20	5.20	October 1, 2020	1,945	2,006
Orangeburg Park Bldg.(1)	5.20	5.20	October 1, 2020	1,978	2,040
Kings Mountain I(1)	5.27	5.27	October 1, 2020	1,698	1,737
Kings Mountain II(1)	5.47	5.47	January 1, 2020	4,979	5,105
Union Cross Bldg. I(1)	5.50	5.50	July 1, 2021	2,501	2,552
Union Cross Bldg. II(1)	5.53	5.53	June 1, 2021	7,634	7,791
Thames Valley Five(2)(3)	6.42	6.42	May 30, 2013	9,033	8,762
Lakeside Office Center	6.03	6.03	September 1, 2015	8,946	8,973
Albion Mills Retail Park(2)(4)(5)	5.25	5.25	October 10, 2013	9,242	8,965
Avion Midrise III & IV(6)	5.52	5.52	April 1, 2014	20,807	20,920
12650 Ingenuity Drive(7)	5.62	5.62	October 1, 2014	12,577	12,677
Maskew Retail Park(2)(8)	5.68	5.68	August 10, 2014	22,381	21,710
One Wayside Road(9)	5.66	5.66	August 1, 2015	14,024	14,115
One Wayside Road(9)	5.92	5.92	August 1, 2015	11,675	11,743
100 Tice Blvd(10)	5.97	5.97	September 15, 2017	20,485	20,612
100 Tice Blvd(10)	5.97	5.97	September 15, 2017	20,485	20,611
Ten Parkway North	4.75	4.75	January 1, 2021	12,284	12,354
Pacific Corporate Park(11)	4.89	4.89	December 7, 2017	81,000	81,750
4701 Gold Spike Drive(12)	4.45	4.45	March 1, 2018	10,477	10,521
1985 International Way(12)	4.45	4.45	March 1, 2018	7,280	7,310
Summit Distribution Center(12)	4.45	4.45	March 1, 2018	6,591	6,619
3770 Deerpark Boulevard(12)	4.45	4.45	March 1, 2018	7,525	7,557
Tolleson Commerce Park II(12)	4.45	4.45	March 1, 2018	4,525	4,544
100 Kimball Drive(13)	5.25	5.25	March 1, 2021	32,355	32,521
70 Hudson Street(14)	5.65	5.65	April 11, 2016	119,300	119,740
90 Hudson Street(14)	5.66	5.66	May 1, 2019	107,563	107,918
Kings Mountain III(15)	4.47	4.47	July 1, 2018	11,530	11,595
Sabal Pavilion(16)	6.38	6.38	August 1, 2013	14,700	14,700

Notes Payable				629,734	632,354
Plus Premium				9,099	9,595
Less Discount				(2,655)	(2,838)
Less Albion Mills Retail Park Fair Value Adjustment				(161)	(190)

Notes Payable Net of Premium / Discount and Fair Value Adjustment				$636,017	$638,921

(1)

These notes payable were assumed from the seller of the Carolina Portfolio on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount. The North Rhett III loan was paid in full on November 22, 2011.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

(2)	These loans are subject to certain financial covenants (interest coverage and loan to value).

(3)

We entered into an interest rate swap agreement that fixes the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of March 31, 2012 and expires on May 30, 2013. The stated rates on the mortgage note payable were 2.10% and 1.98% at March 31, 2012 and December 31, 2011 and were based on GBP-based LIBOR plus a spread of 1.01%.

(4)

The Albion Mills Retail Park notes payable balance is presented at cost basis. This loan is carried on our balance sheet at fair value (see Note 17) “Fair Value of Financial Instruments and Investments.”

(5)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of March 31, 2012 and expires on October 10, 2013. The stated rates on the mortgage note payable were 2.40% and 2.28% at March 31, 2012 and December 31, 2011, respectively, and were based on GBP-based LIBOR plus a spread of 1.31%.

(6)	The loan was assumed from the seller of Avion Midrise III & IV on November 18, 2008 and was recorded at estimated fair value which includes the discount.

(7)	The loan was assumed from the seller of 12650 Ingenuity Drive on August 5, 2009 and was recorded at estimated fair value which includes the discount.

(8)

We entered into an interest rate swap agreement that fixes the GBP-based LIBOR rate at 3.42% plus 2.26% or 5.68% per annum as of March 31, 2012 and expires on August 10, 2014. The stated rates on the mortgage note payable were 3.34% and 3.23% at March 31, 2012 and December 31, 2011 and was based on GBP-based LIBOR plus a spread of 2.26%.

(9)	The two loans were assumed from the seller of One Wayside Road on June 24, 2010 and were recorded at estimated fair value which includes the premiums.

(10)	The two loans were assumed from the seller of 100 Tice Blvd. on September 28, 2010 and were recorded at estimated fair value which includes the premiums.

(11)

We entered into an interest rate swap agreement that fixed the LIBOR rate at 2.69% plus 2.20% or 4.89% per annum as of March 31, 2012 and expires on December 7, 2017. The stated rates on the mortgage note payable were 2.45 and 2.52% at March 31, 2012 and December 31, 2011, respectively, and was based on LIBOR plus a spread of 2.20%.

(12)	We entered into five loans totaling $37,000,000 on February 8, 2011 that are cross-collateralized by these properties.

(13)

We entered into an interest rate swap agreement that fixed the LIBOR rates at 3.50% plus 1.75% or 5.25% per annum as of March 31, 2012 and expires on March 1, 2021. The stated rates on the mortgage note payable were 2.00% and 2.02% at March 31, 2012, and December 31, 2011, respectively, and were based on LIBOR plus a spread of 1.75%.

(14)	The two loans were assumed from the seller of 70 Hudson Street and 90 Hudson Street, respectively, on April 11, 2011 and were recorded at estimated fair value which includes the premiums.

(15)

We entered into an interest rate swap agreement that fixed LIBOR at 2.47% plus 2.00%, or 4.47% per annum as of March 31, 2012 and expires on July 1, 2018. The stated rates on the mortgage note payable were 2.24% and 2.27% at March 31, 2012 and December 31, 2011, respectively, and were based on LIBOR plus a spread of 2.00%

(16)

The loan was assumed from the seller of Sabal Pavilion on December 30, 2011 and was recorded at estimated fair value which includes the premium. The anticipated maturity date as presented represents the early prepayment option date prior to the automatic debt extension which would include an increase in the interest rate to 11.38% and extend until the loan is paid in full.

Notes Payable

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. Assumption fees and other loan closing costs totaling $765,500 were capitalized as incurred. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. One of the 13 loans, North Rhett III, was paid off in full on November 22, 2011. Principal payments totaling $1,153,000 were made during the three months ended March 31, 2012. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

On May 30, 2008, we entered into a £7,500,000 financing arrangement with the Royal Bank of Scotland plc secured by the Thames Valley Five property. On July 27, 2010 we paid down the loan by £1,860,000 leaving a loan balance of £5,640,000 ($9,033,000 at March 31, 2012). The loan is for a term of five years (with a two year extension option) and bears interest at a variable rate adjusted quarterly, (based on nine month GBP-based LIBOR plus 1.01%. In addition, we incurred financing costs of approximately £67,000 ($107,000 at March 31, 2012) associated with obtaining this loan. On August 14, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of March 31, 2012, and expires on May 30, 2013. In conjunction with the loan paydown, we incurred a cost of £227,000 ($361,000 at August 3, 2010) to reduce the notional amount of the interest rate swap from £7,500,000 to £5,640,000. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On October 10, 2008, we entered into a £5,771,000 ($9,242,000 at March 31, 2012) financing agreement with the Royal Bank of Scotland plc secured by Albion Mills Retail Park property. The loan is for a term of five years and bears interest at a variable rate adjusted quarterly, based on three month GBP-based LIBOR plus 1.31%. In addition, we incurred financing costs of approximately £75,000 ($120,000 at March 31, 2012) associated with obtaining this loan. On November 25, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of March 31, 2012 and expires on October 10, 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On November 18, 2008, in connection with the acquisition of Avion Midrise III & IV, we assumed $20,851,000 ($22,186,000 face value less discount of $1,335,000) fixed rate mortgage loan from Capmark Finance, Inc. that bears interest at a rate of 5.52% per annum and matures on April 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $113,000 were made during the three months ended March 31, 2012. In addition, we incurred financing costs totaling $344,000 in conjunction with the assumption of the loan.

On August 5, 2009, in connection with the acquisition of 12650 Ingenuity Drive, we assumed a $12,572,000 ($13,539,000 face value less a discount of $967,000) fixed rate mortgage loan from PNC Bank, National Association that bears interest at a rate of 5.62% and matures on October 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $100,000 were made during the three months ended March 31, 2012. In addition, we incurred financing costs totaling $284,000 in conjunction with the assumption of the loan.

On August 10, 2009, we entered into a £13,975,000 ($22,381,000 at March 31, 2012) financing agreement with the Abbey National Treasury Services plc secured by the Maskew Retail Park property. On September 24, 2009, we drew the full amount of the loan and concurrently entered into an interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% plus 2.26% or 5.68% per annum for the five-year term of the loan. Interest only payments are due quarterly for the term of the loan with principal due at maturity. In addition, we incurred financing costs of approximately £268,000 ($429,000 at March 31, 2012) associated with obtaining this loan.

On June 24, 2010, we assumed two loans in connection with the acquisition of One Wayside Road: (i) a $14,888,000 ($14,633,000 at face value plus a premium of $255,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.66% and matures on August 1, 2015; and (ii) a $12,479,000 ($12,132,000 at face value plus a premium of $347,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.92% and matures on August 1, 2015. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $159,000 were made during the three months ended March 31, 2012 on the two loans. In addition, we incurred financing costs totaling $342,000 in conjunction with the assumption of the loans.

On September 28, 2010, we assumed two loans in connection with the acquisition of 100 Tice Blvd.: (i) a $23,136,000 ($21,218,000 at face value plus a premium of $1,918,000) fixed rate loan from Principal Life Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017; (ii) a $23,136,000 ($21,217,000 at a face value plus a premium of $1,919,000) fixed rate mortgage from Hartford Life and Accidental Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $253,000 were made during the three months ended March 31, 2012 on the two loans. In addition, we incurred financing costs totaling $476,000 in conjunction with the assumption of the loans.

On December 7, 2010, we entered into an $85,000,000 secured term loan through a subsidiary with Wells Fargo Bank, National Association, or the Pacific Corporate Park Loan. The Pacific Corporate Park Loan has a seven-year term, monthly amortization of

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

$250,000 and is secured by Pacific Corporate Park. Upon closing of the Pacific Corporate Park Loan on December 7, 2010, we entered into an interest rate swap agreement with Wells Fargo Bank, National Association to effectively fix the interest rate on the entire outstanding Pacific Corporate Park Loan amount at 4.89% for its seven-year term. Principal and interest payments are due monthly and principal payments totaling $750,000 were made during the three months ended March 31, 2012. In addition, we incurred financing costs of approximately $1,515,000 in conjunction with obtaining the loan.

On December 29, 2010, we entered into a $12,600,000 secured term loan through Woodmen of The World Life Insurance Society secured by the Ten Parkway North property. The Ten Parkway North loan bears interest at a fixed rate of 4.75% per annum and matures on January 1, 2021. Principal and interest payments are due monthly and principal payments totaling $70,000 were made during the three months ended March 31, 2012. In addition, we incurred financing costs of approximately $150,000 in conjunction with obtaining the loan.

Beginning January 2011, principal and interest payments are due monthly on the $9,725,000 term loan secured by Deerfield Commons I that was originally entered into on November 29, 2005. The loan bears interest at a fixed rate of 5.23% per annum and interest only payments were due monthly for the first 60 months. Principal payments totaling $35,000 were made during the three months ended March 31, 2012.

On February 8, 2011, we entered into five cross-collateralized secured term loans totaling $37,000,000 with ING USA Annuity and Life Insurance Company secured by the following properties: 4701 Gold Spike Road, $10,650,000, Summit Distribution Center, $6,700,000, Tolleson Commerce Park II, $4,600,000, 3660 Deerpark Blvd., $7,650,000 and 1985 International Way, $7,400,000. The loans bear interest at a fixed rate of 4.45% and mature on March 1, 2018. Principal and interest payments are due monthly and principal payments totaling $153,000 were made during the three months ended March 31, 2012. In addition, we incurred financing costs of approximately $767,000 in conjunction with obtaining the five loans.

On February 28, 2011, we entered into a $33,000,000 secured term loan with TD Bank secured by the 100 Kimball Drive property. Upon closing the 100 Kimball Drive loan, we simultaneously entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the entire outstanding loan amount to 5.25% for its 10 year term. Principal and interest payments are due monthly and principal payments totaling $166,000 were made during the three months ended March 31, 2012. In addition, we incurred financing costs of approximately $512,000 in conjunction with obtaining the loan.

On April 11, 2011, in connection with the acquisition of 70 Hudson Street, we assumed a $124,113,000 ($120,857,000 face value plus a premium of $3,256,000) fixed rate mortgage loan from Lehman Brothers Bank, FSB that bears interest at a rate of 5.65% and matures on April 11, 2016. Principal and interest payments are due monthly and principal payments totaling $440,000 were made during the three months ended March 31, 2012. In addition, we incurred financing costs totaling $161,000 in conjunction with the assumption of the loan.

On April 11, 2011, in connection with the acquisition of 90 Hudson Street, we assumed a $120,247,000 ($117,562,000 face value plus a premium of $2,685,000) fixed rate mortgage loan from Teachers Insurance and Annuity Association of America that bears interest at a rate of 5.66% and matures on May 1, 2016. On July 14, 2011, we and Teachers Insurance and Annuity Association of America, or the Lender, agreed to modify the $117,562,000 existing mortgage loan assumed by us. The loan was modified to extend its maturity by three years, from May 1, 2016 to May 1, 2019. The 5.66% annual interest rate was unchanged but is subject to a new 30 year amortization schedule. We pre-paid approximately $8,600,000 of loan’s balance (with no pre-payment penalty) in connection with the modification. Principal and interest payments are due monthly and principal payments totaling $355,000 were made during the three months ended March 31, 2012. In addition, we incurred financing costs totaling $702,000 in conjunction with the assumption and modification of the loan.

On June 24, 2011, we entered into an $11,700,000 secured term loan with TD Bank secured by the Kings Mountain III property. Effective July 1, 2011, we entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the entire outstanding loan amount to 4.47% for its 7 year term maturing on July 1, 2018. Principal and interest payments are due monthly and principal payments totaling $65,000 were made during the three months ended March 31, 2012. In addition, we incurred financing costs of approximately $248,000 in conjunction with obtaining the loan.

On December 30, 2011, in connection with the acquisition of Sabal Pavilion, we assumed a $15,428,000 ($14,700,000 face value plus a premium of $728,000) fixed rate mortgage loan from U.S. Bank National Association that bears interest at a rate of 6.38% and matures on August 1, 2013. Interest payments are due monthly with principal due at maturity. In addition, we incurred financing costs totaling $313,000 in conjunction with the assumption of the loan.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

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

Upon closing on May 26, 2010, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. to effectively fix the interest rate on the initial $15,000,000 outstanding loan amount at 5.10% for the four-year term of the facility. The interest rate swap was designated as a qualifying cash flow hedge at the start date of the hedge relationship as described in Note 15 “Derivative Instruments.” The Wells Fargo Credit Facility was initially secured by our 13201 Wilfred, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, Crest Ridge Corporate Center I and West Point Trade Center properties. In addition, CBRE OP provides a limited guarantee for the Wells Fargo Credit Facility. The Wells Fargo Credit Facility is subject to certain customary financial covenants, including certain negative financial covenants, which we believe we were in compliance with as March 31, 2012. A commitment fee of $1,050,000 was paid to Wells Fargo Bank, N.A. at the initial closing.

On August 31, 2010, we entered into an amended and restated credit agreement with Wells Fargo Bank, N.A. to expand the Wells Fargo Credit Facility from its initial capacity of $70,000,000 to an amended capacity of $125,000,000 (the “Amended Wells Fargo Credit Facility”). In connection with the Amended Wells Fargo Credit Facility, the minimum outstanding amount was increased to $25,000,000 and as such an additional $10,000,000 was drawn (in addition to the $15,000,000 initially drawn on May 26, 2010) with the remaining $100,000,000 available for disbursement during the term of the facility. The Amended Wells Fargo Credit Facility is secured by an additional three of our properties, for a total of eight properties in all: 13201 Wilfred Lane, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, Crest Ridge Corporate Center, West Point Trade Center, 5160 Hacienda Drive, 10450 Pacific Center Court and 225 Summit Avenue. The interest rate was reduced by 25 basis points to 275 basis points over LIBOR (which rate will apply to all withdrawals from the Amended Wells Fargo Credit Facility other than the initial $15,000,000 that was drawn on May 26, 2010) and the initial interest rate floor of 4.00% was eliminated. The initial maturity date remains May 26, 2014, however we may extend the maturity date to May 26, 2015, subject to certain conditions. The Amended Wells Fargo Credit Facility is subject to certain representations and warranties and customary financial covenants (including certain negative financial covenants) with which we believe we were in compliance as of March 31, 2012. A commitment fee of $632,500 was paid to Wells Fargo Bank, N.A. at closing of the Amended Wells Fargo Credit Facility.

We currently maintain a $25,000,000 ($15,000,000 initially drawn on May 26, 2010 and a second draw of $10,000,000 on August 31, 2010) balance in connection with the amended Wells Fargo Credit Facility, with the remaining $100,000,000 available for disbursement during the time of the facility. The $25,000,000 is included in Loan Payable on our consolidated balance sheet.

The minimum principal payments due for the notes payable and our loan payable are as follows as of March 31, 2012 (in thousands):

2012 (Nine months ending December 31, 2012)	$10,712
2013	48,368
2014	94,254
2015	64,099
2016	125,085
2017	111,630
Thereafter	200,586

$654,734

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

8. Minimum Future Rents Receivable

The following is a schedule of minimum future rentals to be received on non-cancelable operating leases from consolidated properties as of March 31, 2012 (in thousands):

2012 (Nine months ending December 31, 2012)	$104,314
2013	130,550
2014	125,973
2015	118,468
2016	105,534
2017	98,941
Thereafter	393,125

$1,076,905

9. Concentrations

Tenant Revenue Concentrations

For the three months ended March 31, 2012, there were no significant revenue concentrations.

For the three months ended March 31, 2011, a tenant in Pacific Corporate Park accounted for approximately $3,602,000 or approximately 12% of total revenues from consolidated properties. The leases under which the tenant occupies our Pacific Corporate Park property expire in February 2021.

Geographic Concentrations

As of March 31, 2012, we owned 78 consolidated properties, located 16 states (Arizona, California, Colorado, Florida, Georgia, Illinois, Kentucky, Massachusetts, Minnesota, New Jersey, North Carolina, South Carolina, Pennsylvania, Texas, Utah, and Virginia) and in the United Kingdom.

As of March 31, 2011, we owned 71 consolidated properties, excluding two properties held for sale, located 14 states (Arizona, California, Florida, Georgia, Illinois, Kentucky, Massachusetts, Minnesota, New Jersey, North Carolina, South Carolina, Texas, Utah, and Virginia) and in the United Kingdom.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

Our geographic revenue concentrations from consolidated properties for the three months ended March 31, 2012, and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
Domestic
New Jersey	28.25%	15.73%
Virginia	11.31	16.25
California	9.27	13.25
Texas	8.90	9.61
South Carolina	7.86	10.48
Massachusetts	6.11	7.55
Florida	5.69	5.95
Arizona	4.51	0.94
Minnesota	3.73	5.38
Illinois	2.82	3.28
North Carolina	2.73	2.06
Colorado	1.45	0
Georgia	1.42	1.81
Kentucky	0.85	1.20
Utah	0.78	1.09

Total Domestic	95.68	94.58
International
United Kingdom	4.32	5.42

Total	100.00%	100.00%

Our geographic long-lived asset concentrations from consolidated properties as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
Domestic
New Jersey	28.00%	29.44%
Virginia	10.37	10.90
South Carolina	9.18	9.66
California	7.79	8.18
Texas	7.22	7.58
Illinois	6.13	2.42
Massachusetts	5.19	5.44
Florida	5.10	5.34
Arizona	4.05	4.26
North Carolina	3.25	3.40
Minnesota	2.38	2.50
Pennsylvania	1.50	0.76
Colorado	1.44	1.51
Kentucky	0.81	0.86
Georgia	0.76	0.81
Utah	0.74	0.78

Total Domestic	93.91	93.84
International
United Kingdom	6.09	6.16

Total	100.00%	100.00%

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

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

We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, property management fees, property level general and administrative expenses and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our general and administrative expenses. The following table compares the net operating income for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Domestic Industrial Properties
Revenues:
Rental	$9,135	$6,928
Tenant Reimbursements	2,382	1,664

Total Revenues	11,517	8,592

Property and Related Expenses:
Operating and Maintenance	646	448
General and Administrative	166	121
Property Management Fee to Related Party	68	83
Property Taxes	2,029	1,629

Total Expenses	2,909	2,281

Net Operating Income	8,608	6,311

Domestic Office Properties
Revenues:
Rental	24,389	16,166
Tenant Reimbursements	5,619	3,871

Total Revenues	30,008	20,037

Property and Related Expenses:
Operating and Maintenance	4,335	2,747
General and Administrative	63	129
Property Management Fee to Related Party	237	234
Property Taxes	3,347	2,447

Total Expenses	7,982	5,557

Net Operating Income	22,026	14,480

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

	Three Months Ended March 31,
	2012	2011
International Office/Retail Properties
Revenues:
Rental	1,795	1,598
Tenant Reimbursements	79	43

Total Revenues	1,874	1,641

Property and Related Expenses:
Operating and Maintenance	126	239
General and Administrative	48	151
Property Management Fee to Related Party	77	71

Total Expenses	251	461

Net Operating Income	1,623	1,180

Reconciliation to Consolidated Net Income (Loss)
Total Segment Net Operating Income	32,257	21,971
Interest Expense	8,756	6,011
General and Administrative	1,889	1,140
Investment Management Fee to Related Party	5,962	4,258
Acquisition Expenses	1,379	4,646
Depreciation and Amortization	17,976	12,274

	(3,705)	(6,358)

Other Income and Expenses
Interest and Other Income	1,061	376
Net Settlement Payments on Interest Rate Swaps	(161)	(174)
Gain on Interest Rate Swaps	125	254
Loss on Note Payable at Fair Value	(35)	(27)

Loss from Continuing Operations Before Benefit (Provision) for Income Taxes and Equity in Income of Unconsolidated Entities	(2,715)	(5,929)

Benefit (Provision) for Income Taxes	18	(69)
Equity in Income of Unconsolidated Entities	542	3,210

Net Loss from Continuing Operations	(2,155)	(2,788)

Income from Discontinued Operations	0	175

Net Loss	(2,155)	(2,613)

Net Loss Attributable to Non-Controlling Operating Partnership Units	2	4

Net Loss Attributable to CB Richard Ellis Realty Trust Shareholders	$(2,153)	$(2,609)

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

Condensed Assets	March 31, 2012	December 31, 2011
Domestic Industrial Properties—Continuing Operations	$524,570	$463,869
Domestic Office Properties—Continuing Operations	1,080,829	1,091,120
International Office/Retail Properties	105,639	102,992
Non-Segment Assets	835,630	765,486
Non-Segment Construction in Progress and Other Assets—Variable Interest Entity	29,596	17,233

Total Assets	$2,576,264	$2,440,700

	Three Months Ended March 31,
Capital Expenditures(1)	2012	2011
Domestic Industrial Properties—Continuing Operations	$64,498	$1,098
Domestic Office Properties—Continuing Operations	106	57
International Office/Retail Properties	52	0
Non-Segment Assets	302	0
Non-Segment Construction in Progress—Variable Interest Entity	9,567	0

Total Capital Expenditures	$74,525	$1,155

(1)	This table presents acquisitions and improvements on real estate investments.

11. Investment Management and Other Fees to Related Parties

Pursuant to the advisory agreement between our company, CBRE OP and the Investment Advisor, the Investment Advisor and its affiliates perform services relating to the management of our assets. See Note 20 “Subsequent Events” for a discussion of the fourth amended and restated advisory agreement and the third amended and restated agreement of limited partnership of CBRE OP both entered into on April 27, 2012 in connection with our transition to self-management. We also have paid fees to the former dealer manager for services it performed with respect to our prior public offerings. Items of compensation and equity participation are as follows:

Offering Costs Relating to Public Offerings

Offering costs totaling $18,384,000 and $10,031,000 were incurred during the three months ended March 31, 2012 and 2011, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Of the total amounts, $17,545,000 and $9,059,000 was incurred to CNL Securities Corp., as the former dealer manager of our follow-on public offering and $26,000 and $92,000 was incurred to the Investment Advisor for reimbursable marketing for the three months ended March 31, 2012 and 2011, respectively. Each party will be paid the amount incurred from proceeds of the our follow-on public offering. As of March 31, 2012 and December 31, 2011 the accrued offering costs payable to related parties included in our consolidated balance sheets were $84,000 and $1,974,000.

Investment Management Fee to Related Party

Prior to October 24, 2006, the Investment Advisor received an annual fee equal to 0.75% of the book value of the total assets, as defined in the advisory agreement, based on the assets of CBRE OP. The investment management fee was calculated monthly based on the average of total assets, as defined, during such period. On October 24, 2006, we entered into that certain amended and restated agreement of limited partnership of CBRE OP (the “Amended Partnership Agreement”) and that certain amended and restated advisory agreement (the “Amended Advisory Agreement”). The Amended Advisory Agreement provided an investment management fee of (i) a monthly fee equal to one twelfth of 0.6% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments within our portfolio and (ii) a monthly fee equal to 7.0% of the aggregate monthly net operating income derived from all real estate investments within our portfolio. On January 30, 2009, we entered into that certain second amended and restated advisory agreement (the “Second Amended Advisory Agreement”) and that certain second amended agreement of limited partnership of CBRE OP (the “Second Amended Partnership Agreement”). The Second Amended Advisory Agreement modified, among other

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

things, the investment management fee to consist of (a) a monthly fee equal to one twelfth of 0.5% of the aggregate costs (before non-cash reserves and depreciation) of all real estate investment in our portfolio and (b) a monthly fee equal to 5.0% of the aggregate monthly net operating income derived from all real estate investments in our portfolio. All or any portion of the investment management fee not taken as to any fiscal year may be deferred or waived without interest at the option of the Investment Advisor. The Second Amended Partnership Agreement generally contained the same terms and conditions as the Amended Partnership Agreement, except for the following material changes: clarification regarding the timing of potential distributions that the holder of the Class B interest is entitled to upon (i) the disposition of properties or other assets (including by liquidation, merger or otherwise), (ii) the listing of the Company’s common shares on a national securities exchange or the NASDAQ and (iii) the termination of the Investment Advisor pursuant to the Second Amended Advisory Agreement, in each case, which may be paid in the form of cash or common shares, as determined by the Company’s Board of Trustees.

On December 21, 2010, we entered into that certain third amended and restated advisory agreement (the “Third Amended Advisory Agreement”). The Third Amended Advisory Agreement contained the same terms and conditions as the Second Amended Advisory Agreement, except that the term of the agreement was extended to April 30, 2011, subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties. The Investment Advisor did not waive any investment management fees during the three months ended March 31, 2012 and 2011, respectively.

The Investment Advisor earned investment management fees of $5,962,000 and $4,297,000 for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and December 31, 2011, the investment management fees payable to related party in our consolidated balance sheets were $3,968,000 and $1,968,000, respectively. In connection with services provided to the Investment Advisor, CFG VIII, Inc., the Sub-Advisor and affiliate of the former dealer manager pursuant to a sub-advisory agreement dated August 21, 2006, was paid by the Investment Advisor $823,000 and $593,000 for the three months ended March 31, 2012 and 2011, respectively.

Acquisition Fee and Expenses to Related Party

The advisory agreement permits the Investment Advisor to earn an acquisition fee of up to 1.5% of (i) the purchase price of real estate investments acquired by us, including any debt attributable to such investments, or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. The Investment Advisor earned acquisition fees of $1,117,000 and $4,114,000 for the three months ended March 31, 2012 and 2011, respectively. In connection with services provided to the Investment Advisor, the Sub Advisor, pursuant to a sub advisory agreement, was paid by the Investment Advisor acquisition fees of $209,000 and $769,000 for the three months ended March 31, 2012 and 2011, respectively. The Investment Advisor earned $64,000 and $274,000 in acquisition related expenses during the three months ended March 31, 2012 and 2011. Prior to the adoption of “Business Combinations” on January 1, 2009, these acquisition fees and expenses were capitalized to investments in real estate and related intangibles.

Management Services to Related Party

Affiliates of the Investment Advisor may also provide leasing, brokerage, property management, construction management or mortgage banking services for us. CBRE Group, Inc., an affiliate of the Investment Advisor, received property management fees of approximately $382,000 and $410,000 for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and December 31, 2011 the property management fees payable to related party included in our consolidated balance sheets were $190,000 and $190,000, respectively. No brokerage fees were paid to affiliates of the Investment Advisor for the three months ended March 31, 2012 and 2011. Mortgage banking fees of $0 and $613,000 were paid to CBRE Capital Markets, as affiliate of the Investment Advisor, for three months ended March 31, 2012 and 2011, respectively.

Affiliates of the Investment Advisor received leasing fees of $170,000 and $319,000 and construction management fees of $312,000 and $12,000 for the three months ended March 31, 2012 and 2011, respectively.

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

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

officers, advisors, consultants or other personnel and our subsidiaries or other persons expected to provide significant services or our subsidiaries, including employees of the Investment Advisor, would be eligible to be granted share options, restricted shares, phantom shares, distribution equivalent rights and other share-based awards under the 2004 equity incentive plan.

On April 20, 2010, our Board’s independent trustees, Messrs. Black, Reid and Orphanides, were awarded equity grants under our 2004 equity incentive plan on the following terms: (i) each award was for $80,000 in restricted common shares of the Company (or 8,000 shares at $10.00 per share) for a total of $240,000; (ii) each award vested in its entirety, upon issuance; and (iii) the independent trustee would not be able to redeem any of the restricted common shares prior to the third anniversary of date of issuance, but retains the rights to dividends declared and paid during such restriction period. We recognized a stock based compensation expense of $240,000 during the year ended December 31, 2010 as a result of granting these awards to our independent trustees.

On June 17, 2011, our Board’s independent trustees, Messrs. Black, Reid and Orphanides, were awarded equity grants under our 2004 equity incentive plan on the following terms: (i) each award was for $9,200 in restricted common shares of the Company (or 1,000 shares at $9.20 per share) for a total of $27,600; (ii) each award vested in its entirety, upon issuance; and (iii) the independent trustee would not be able to redeem any of the restricted common shares prior to the third anniversary of date of issuance, but retains the rights to dividends declared and paid during such restriction period. We recognized a stock based compensation expense of $27,600 during the year ended December 31, 2011 as a result of granting these awards to our independent trustees.

No awards were made under this plan during the three months ended March 31, 2012.

Performance Bonus Plan

We have adopted a 2004 performance bonus plan. Annual bonuses under our 2004 performance bonus plan are awarded by our Compensation Committee to selected key employees, including employees of the Investment Advisor, based on corporate factors or individual factors (or a combination of both). Subject to the provisions of the 2004 performance bonus plan, the Compensation Committee will (i) determine and designate those key employees to whom bonuses are to be granted; (ii) determine, consistently with the 2004 performance bonus plan, the amount of the bonus to be granted to any key employee for any performance period; and (iii) determine, consistently with the 2004 performance bonus plan, the terms and conditions of each bonus. Bonuses may be so awarded by the Compensation Committee prior to the commencement of any performance period, during or after any performance period. No bonus shall exceed 200% of the key employee’s aggregate salary for the year. The Compensation Committee may provide for partial bonus payments at target and other levels. Corporate performance hurdles for bonuses may be adjusted by the Compensation Committee in its discretion to reflect (i) dilution from corporate acquisitions and share offerings, and (ii) changes in applicable accounting rules and standards. The Compensation Committee may determine that bonuses shall be paid in cash or shares or other equity-based grants, or a combination thereof. The Compensation Committee may also provide that any such share grants be made under our 2004 equity incentive plan or any other equity-based plan or program we may establish. The Compensation Committee may provide for programs under which the payment of bonuses may be deferred at the election of the employee. No bonuses were awarded and no bonus related expenses were incurred by us during the three months ended March 31, 2012 and 2011, respectively.

13. Shareholders’ Equity

Under our declaration of trust, we have the authority to issue a total of 1,000,000,000 shares of beneficial interest. Of the total shares authorized, 990,000,000 shares are designated as common shares with a par value of $0.01 per share and 10,000,000 shares are designated as preferred shares.

The registration statement relating to our initial public offering was declared effective by the SEC on October 24, 2006. CNL Securities Corp. was the dealer manager of our initial public offering. The registration statement covered up to $2,000,000,000 in common shares of beneficial interest, 90% of which were offered at a price of $10.00 per share, and 10% of which were offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. As of January 29, 2009, we had issued 60,808,967 common shares in our initial public offering. We terminated the initial public offering effective as of the close of business on January 29, 2009. The registration statement relating to our follow-on public offering was declared effective by the SEC on January 30, 2009. CNL Securities Corp. was the dealer manager of this offering. The registration statement covered up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

share, and 10% of which were offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We closed our follow-on offering on January 30, 2012. From January 30, 2009 (effective date) through January 30, 2012, we received gross offering proceeds of approximately $1,901,137,211 from the sale of 190,672,251 shares.

During the three months ended March 31, 2012 and 2011, we repurchased 1,026,527 common shares and 591,351 common shares, respectively, under our Share Redemption Program for $9,451,000 and $5,436,000, respectively.

Accumulated Other Comprehensive Income

The following presents the changes in the balances of each component of accumulated other comprehensive income for the three months ended March 31, 2012 and 2011 (in thousands):

	Foreign Currency Translation Gain (Loss)	Swap Fair Value Adjustment	Accumulated Other Comprehensive Income (Loss)
January 1, 2012	$(10,579)	$(13,085)	$(23,664)
Other Comprehensive Income	6,475	942	7,417

March 31, 2012	$(4,104)	$(12,143)	$(16,247)

	Foreign Currency Translation Gain (Loss)	Swap Fair Value Adjustment	Accumulated Other Comprehensive Income (Loss)
January 1, 2011	$(9,758)	$(1,928)	$(11,686)
Other Comprehensive Income	5,014	782	5,796

March 31, 2011	$(4,744)	$(1,146)	$(5,890)

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

The following table reconciles the distributions declared per common share to the distributions paid per common share during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Distributions declared per common share	$0.150	$0.150
Less: Distributions declared in the current period, and paid in the subsequent period	(0.150)	(0.150)
Add: Distributions declared in the prior year, and paid in the current year	0.150	0.150

Distributions paid per common share	$0.150	$0.150

Distributions to shareholders during the three months ended March 31, 2012 and 2011 totaled $32,785,000 and $24,053,000, respectively.

We issued 1,551,242 common shares and 1,079,740 common shares pursuant to our dividend reinvestment plan for the three months ended March 31, 2012 and 2011, respectively.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

15. Derivative Instruments

The following table sets forth the terms of our interest rate swap derivative instruments at March 31, 2012 (amounts in thousands):

Type of Instrument	Notional Amount	Fair Value	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Non-qualifying Interest Rate Swap on Thames Valley Retail Park debt(1)	$9,033	(456)	5.41%	1.06%	May 30, 2013
Non-qualifying Interest Rate Swap on Albion Mills debt(1)	$9,151	(406)	3.94%	1.09%	October 10, 2013
Qualifying Interest Rate Swap on Maskew Retail Park debt(1)	$22,381	(1,209)	3.42%	1.09%	August 10, 2014
Qualifying Interest Rate Swap on Wells Fargo Credit Facility loan	$15,000	(527)	2.10%	0.24%	May 26, 2014
Qualifying Interest Rate Swap on Pacific Corporate Park debt	$81,000	(5,444)	2.69%	0.25%	December 7, 2017
Qualifying Interest Rate Swap on 100 Kimball Drive Park debt	$32,355	(3,668)	3.50%	0.24%	March 1, 2021
Qualifying Interest Rate Swap on Kings Mountain III debt	$11,530	(661)	2.47%	0.24%	July 1, 2018

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.

The following table sets forth the terms of our interest rate swap derivative instruments at December 31, 2011 (amounts in thousands):

Type of Instrument	Notional Amount	Fair Value	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Non-qualifying Interest Rate Swap on Thames Valley Drive Retail Park debt(1)	$8,762	(520)	5.41%	1.04%	May 30, 2013
Non-qualifying Interest Rate Swap on Albion Mills debt(1)	$8,877	(438)	3.94%	0.96%	October 10, 2013
Qualifying Interest Rate Swap on Maskew Retail Park debt(1)	$21,710	(1,250)	3.42%	0.97%	August 10, 2014
Qualifying Interest Rate Swap on Wells Fargo Credit Facility loan	$15,000	(540)	2.10%	0.27%	May 26, 2014
Qualifying Interest Rate Swap on Pacific Corporate Park debt	$82,000	(5,721)	2.69%	0.32%	December 7, 2017
Qualifying Interest Rate Swap on 100 Kimball Drive debt	$32,521	(4,120)	3.50%	0.27%	March 1, 2021
Qualifying Interest Rate Swap on Kings Mountain III debt	$11,595	(709)	2.47%	0.27%	July 1, 2018

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.

We marked our two non-qualifying economic hedge interest rate swap instruments to their estimated liability value of $862,000 and $958,000 on the consolidated balance sheet at March 31, 2012 and December 31, 2011 included in Liabilities as Interest Rate Swaps at Fair Value. We recognized a gain on interest rate swaps of $125,000 and $254,000 for the three months ended March 31, 2012 and 2011, respectively, included in Gain (Loss) on Interest Rate Swaps and Cap on the Consolidated Statement of Operations.

Our $22,381,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our Maskew Retail Park variable rate note payable from its inception on September 24, 2009. The estimated fair value of the interest rate swap liability value of $1,209,000 and $1,250,000 as of March 31, 2012 and December 31, 2011, respectively, has resulted in a swap fair value adjustment being recorded to other comprehensive gain totaling $41,000 and $250,000 for the three months ended March 31, 2012 and 2011, respectively.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

Our $15,000,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our Wells Fargo Credit Facility variable rate loan payable from its inception on May 26, 2010. The estimated fair value of the interest rate swap liability value of $527,000 and $540,000 as of March 31, 2012 and December 31, 2011, has resulted in a swap fair value adjustment being recorded to other comprehensive gain totaling $13,000 and $93,000 for the three months ended March 31, 2012 and 2011, respectively.

Our $81,000,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our Pacific Corporate Park variable rate loan payable from its inception on December 7, 2010. The estimated fair value of the interest rate swap value of $5,444,000 and $5,721,000 as of March 31, 2012 and December 31, 2011, has resulted in a swap fair value adjustment being recorded to other comprehensive gain totaling $277,000 and $879,000 for the three months ended March 31, 2012 and 2011, respectively.

Our $32,355,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our 100 Kimball Drive variable rate loan payable from its inception on March 1, 2011. The estimated fair value of the interest rate swap liability value of $3,668,000 and $4,120,000 as of March 31, 2012 and December 31, 2011, has resulted in a swap fair value adjustment being recorded to other comprehensive gain and (loss) totaling $452,000 and ($439,000) for the three months ended March 31, 2012 and 2011, respectively.

Our $11,530,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our Kings Mountain III variable rate loan payable from its inception on July 1, 2011. The estimated fair value of the interest rate swap liability value of $661,000 and $709,000 as of March 31, 2012 and December 31, 2011, has resulted in a swap fair value adjustment being recorded to other comprehensive gain totaling $48,000 and $0 for the three months ended March 31, 2012 and 2011, respectively.

There was no measured ineffectiveness for any of our qualifying hedges during the three months ended March 31, 2012 and 2011.

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

We applied the fair value option for the Albion Mills Retail Park note payable at each reporting period. Included in loss on notes payable at fair value in the statement of operations were ($35,000) and ($27,000) for the three months ended March 31, 2012 and 2011, respectively. In addition, there were $271,000 and $113,000 translation losses recorded to Other Comprehensive Loss at March 31, 2012 and 2011, respectively.

17. Fair Value of Financial Instruments and Investments

We apply the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical financial instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have classified the Albion Mills Retail Park notes payable as Level 3 as of March 31, 2012 and December 31, 2011 due to the lack of current market activity and our reliance on unobservable inputs to estimate the fair value of the mortgage note payable.

As of March 31, 2012 and December 31, 2011, we held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, interest rate swap derivative contracts and our equity method investment in CBRE Strategic

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

Partners Asia. Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less, including money market funds and U.S. Government obligations. Derivative instruments are related to our economic hedging activities with respect to interest rates.

The fair values of the interest rate swap derivative agreements are estimated with the assistance of a third party valuation specialist, as reviewed by the Investment Advisor’s Director of Accounting, using the market standard methodology of discounting the future expected cash payments and receipts on the pay and receive legs of the interest rate swap agreements that swap the estimated variable rate mortgage note payment stream for a fixed rate receive payment stream over the period of the loan. The variable interest rates used in the calculation of projected receipts on the interest rate swap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements (where appropriate). Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2012 and December 31, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.

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

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

The following items are measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011 (in thousands):

	As of March 31, 2012
		Fair Value Measurements Using:
	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash and Cash Equivalents	$236,359	$236,359	$0	$0
Interest Rate Swaps at Fair Value—Non Qualifying Hedges	$(862)	$0	$(862)	$0
Interest Rate Swaps at Fair Value—Qualifying Hedges	$(11,509)	$0	$(11,509)	$0
Investment in CBRE Strategic Partners Asia	$8,188	$0	$0	$8,188
Note Payable at Fair Value	$(9,081)	$0	$0	$(9,081)

	As of December 31, 2011
		Fair Value Measurements Using:
	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash and Cash Equivalents	$184,160	$184,160	$0	$0
Interest Rate Swaps at Fair Value—Non Qualifying Hedges	$(958)	$0	$(958)	$0
Interest Rate Swaps at Fair Value—Qualifying Hedges	$(12,340)	$0	$(12,340)	$0
Investment in CBRE Strategic Partners Asia	$8,381	$0	$0	$8,381
Note Payable at Fair Value	$(8,775)	$0	$0	$(8,775)

The following table presents our activity for the variable rate note payable and our investment in CBRE Strategic Partners Asia measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Investment in CBRE Strategic Partners Asia	Note Payable
Balance at January 1, 2012	$8,381	$(8,775)
Contributions	0	0
Distributions	0	0
Total Loss on Fair Value Adjustment	(193)	(35)
Translation Adjustment in Other Comprehensive Income	0	(271)

Balance at March 31, 2012	$8,188	$(9,081)

The Amount of Total Income (Loss) for the Period Included in Loss on Note Payable at Fair Value and Equity in Income of Unconsolidated Entities to Note Payable and Investment in Unconsolidated Entities Held at March 31, 2012	$(193)	$(35)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Investment in CBRE Strategic Partners Asia	Note Payable
Balance at January 1, 2011	$9,471	$(8,769)
Contributions	0	0
Distributions	0	0
Total Loss on Fair Value Adjustment	(72)	(27)
Translation Adjustment in Other Comprehensive Income	0	(279)

Balance at March 31, 2011	$9,399	$(9,075)

The Amount of Total Income (Loss) for the Period Included in Loss on Note Payable at Fair Value and Equity in Income of Unconsolidated Entities to Note Payable and Investment in Unconsolidated Entities Held at March 31, 2011	$(72)	$(27)

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

Gains and losses (realized and unrealized) included in earnings related to the interest rate swaps, as well as for the elected fair value note payable for the three months ended March 31, 2012 and March 31, 2011 are reported as components of “Other Income and Expense” on the consolidated statements of operations.

The Company uses derivative instruments to mitigate the effects of interest rate fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. The Company does not use derivative instruments for speculative or trading purposes.

The primary risks associated with derivative instruments are market and credit risk. Market risk is defined as the potential for loss in value of a derivative instrument due to adverse changes in market prices (interest rates). Utilizing derivative instruments allows the Company to effectively manage the risk of fluctuations in interest rates related to the potential effects these changes could have on future earnings and forecasted cash flows.

Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. The Company does not obtain collateral associated with its derivative instruments, but monitors the credit standing of its counterparties on a regular basis. Should a counterparty fail to perform, the Company would incur a financial loss to the extent that the associated derivative contract was in an asset position. At March 31, 2012, the Company does not anticipate non-performance by the counterparties to its outstanding derivative contracts.

At March 31, 2012, the Company expects that the hedged forecasted transactions, for each of the outstanding qualifying cash flow hedging relationships remain probable of occurring and that no gains or losses recorded to accumulated other comprehensive loss are expected to be reclassified to earnings.

To illustrate the effect of movements in the interest rate markets, the Company performed a market sensitivity analysis on its outstanding hedging instruments. The Company applied various basis point spreads to the underlying interest rate curves of the derivative portfolio in order to determine the instruments’ change in fair value. The following table summarizes the results of the analysis performed (dollars in thousands):

Type of Instrument	Notional Amount	Maturity Date	Effects of Change in Interest Rates
			-100 Basis Points	-50 Basis Points	+50 Basis Points	+100 Basis Points
Non-qualifying Interest Rate Swap on Thames Valley Retail Park debt(1)	$9,033	May 30, 2013	(106)	(55)	56	112
Non-qualifying Interest Rate Swap on Albion Mills debt(1)	$9,151	October 10, 2013	(150)	(80)	80	159
Qualifying Interest Rate Swap on Maskew Retail Park debt(1)	$22,381	August 10,2014	(545)	(283)	283	566
Qualifying Interest Rate Swap on Wells Fargo Credit Facility loan	$15,000	May 26, 2014	(149)	(131)	165	331
Qualifying Interest Rate Swap on Pacific Corporate Park debt	$81,000	December 7, 2017	(3,228)	(1,957)	1,971	4,016
Qualifying Interest Rate Swap on 100 Kimball Drive Park debt	$32,355	March 1,2021	(2,568)	(1,364)	1,097	2,318
Qualifying Interest Rate Swap on Kings Mountain III debt	$11,530	July 1,2018	(683)	(357)	295	621

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.

The estimated fair value of our investment in SP Asia is most sensitive to changes in capitalization rates for commercial properties in large urban areas in China and Japan, and among other factors, is also sensitive to currency exchange rate fluctuations and changes in the interest rates of China, Japan and the U.S., respectively. Decreases in capitalization rates and increases in interest rates generally increase the value of our investments. Changes in currency exchanges rates where the U.S. Dollar increases in value against the Chinese Yuan and Japanese Yen generally decrease the value of our investments. The estimated fair value of the Albion Mills variable rate loan is not sensitive to changes in index interest rates, but remains somewhat sensitive to changes in credit spreads available to the REIT. If credit spreads increase, the fair value of this note payable balance decreases.

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

Disclosure of Fair Value Financial Instruments

For disclosure purposes only, the following table summarizes our notes payable and their estimated fair value at March 31, 2012 and December 31, 2011 (in thousands):

	Book Value		Fair Value
Financial Instrument	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Notes Payable(1)	$626,936	$630,146	$651,897	$656,135
Note Payable at Fair Value(1)	9,081	8,775	9,081	8,775

Total Notes Payable(1)	$636,017	$638,921	$660,978	$664,910

Loan Payable(1)	$25,000	$25,000	$25,000	$25,000

(1)

Level 3: For purposes of this fair value disclosure, we based our fair value estimate for notes payable on our internal valuation that includes a representative sample of our lenders’ market interest rate quotes as of March 31, 2012 and December 31, 2011 for debt with similar risk characteristics and maturities. We based the Note Payable carried at fair value on a third party appraiser’s valuation, which used similar techniques as our internal valuation model as of March 31, 2012 and December 31, 2011.

These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have classified the notes payable as Level 3 as of March 31, 2012 and December 31, 2011 due to the lack of current market activity and our reliance on unobservable inputs to estimate the fair value of the mortgage note payable.

18. Commitments and Contingencies

We have agreed to a capital commitment of up to $20,000,000 in CBRE Strategic Partners Asia, which extends to October 31, 2012. As of March 31, 2012, we funded $15,497,000 of our capital commitment. CBRE Global Investors formed CBRE Strategic Partners Asia, to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. If we and all other currently committed capital investors had funded our entire commitments in CBRE Strategic Partners Asia as of March 31, 2012, we would have owned an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. A majority of our trustees (including a majority of our independent trustees) not otherwise interested in this transaction approved the transaction as being fair, competitive and commercially reasonable. CBRE Strategic Partners Asia is managed by CB Richard Ellis Investors SP Asia II, LLC or the Fund Manager, a subsidiary of CBRE Global Investors.

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

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to U.S. federal income and excise taxes on our undistributed taxable income, if any.

ASC 740-10 Income Taxes requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We did not have a liability for any unrecognized benefits as of March 31, 2012. The tax years from 2007 through 2011 remain open to examination by the taxing jurisdictions to which the company is subject.

Included as a component of our tax provision, we have incurred income and other taxes (franchise, local and state government and international) related to our continuing operations in the amount of ($18,000) and $69,000, for California, Georgia, Massachusetts, Minnesota, New Jersey, North Carolina and Texas impacting our operations during the three months ended March 31, 2012 and 2011, respectively. The United Kingdom taxes real property operating results at a statutory rate of 22%. The United Kingdom taxable losses to date have generated a deferred tax asset of approximately $939,000 consisting of these net operating loss carryforwards. We have provided for a full valuation allowance of ($939,000) as of three months ended March 31, 2012 on deferred tax assets because it is not likely that future operating profits in the United Kingdom would be sufficient to absorb the net operating losses.

20. Subsequent Events

On April 25, 2012, our Board of Trustees authorized an amendment and restatement of our bylaws, effective as of the date of our 2012 annual meeting of shareholders, to require that the chairman of the board be an independent member of the Board of Trustees.

On April 27, 2012, we entered into the transition to self-management agreement with CBRE Global Investors and the Investment Advisor, pursuant to which we will use our commercially reasonable efforts to become self-managed as soon as practicable but in no event later than the earlier of (i) the termination of the fourth amended and restated advisory agreement or (ii) February 28, 2013. The transition to self-management agreement sets forth certain tasks to be performed by each of the parties to the agreement in order to facilitate our self-management. As part of this agreement, CBRE Global Investors and the Investment Advisor will facilitate and support our efforts to hire 14 identified current employees of the Investment Advisor and/or its affiliates who are currently dedicated to our operations by June 30, 2012. In connection with the aforementioned current employees, we have agreed to assume any severance obligations to those employees who are not offered a reasonably comparable position with us prior to the termination of the fourth amended and restated advisory agreement. We have agreed not to solicit or hire, directly or indirectly, any current or future employees or consultants of CBRE Global Investors and the Investment Advisor or any of their affiliates for employment or in any consulting or similar capacity for 18 months after the date of the transition to self-management agreement, subject to certain qualifications and exceptions. Further, the Investment Advisor will, on or after the termination date of the fourth amended and restated advisory agreement but in no event later than February 28, 2013, at our request, deliver to CBRE OP a bill of sale and assignment to transfer to us certain assets enumerated in the agreement. Additionally, we have agreed to engage CBRE Global Investors or one of its affiliates to provide transactional financial advisory services for a five year period commencing upon the termination of the fourth amended and restated advisory agreement, in connection with any (i) merger, consolidation or other business combination; or (ii) the sale, transfer, exchange or other disposition of 10% or more of our business, assets or voting securities (excluding the sale of any securities pursuant to a registration statement filed pursuant to the Securities Act of 1933, as amended). The transactional financial advisory fee payable by us to CBRE Global Investors or its affiliate upon the closing of a transaction will be equal to one-quarter of one percent (0.25%) of the consideration in the transaction, as defined in the transition to self-management agreement, plus the reimbursement of reasonable expenses. We have also agreed that in connection with any proposal to amend the indemnification provisions of our declaration of trust to expand the indemnification available to our Board of Trustees that is recommended by our Board of Trustees to our shareholders for their approval, that we will also include a similar expansion in the indemnity available to CBRE Global Investors, the Investment Advisor and their affiliates and certain of their personnel.

Upon the termination of the fourth amended and restated advisory agreement, we will enter into a transitional services agreement with CBRE OP and the Investment Advisor pursuant to which the Investment Advisor will provide certain consulting related services to us at the direction of our officers and other personnel for a term ending April 30, 2013. For consulting services provided to us in connection with the management of our assets or the acquisition of assets, the Investment Advisor will be paid management and acquisition fees on the same terms as provided for in the fourth amended and restated advisory agreement. We may also pay the Investment Advisor (or its affiliates) property management, leasing, construction and real estate commission fees to the extent we

CB RICHARD ELLIS REALTY TRUST

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2012 and 2011 (unaudited)

retain the Investment Advisor to provide these types of services, and the payment of fees for these services will be on the same terms provided for in the fourth amended and restated advisory agreement. We will reimburse the Investment Advisor for certain expenses paid or incurred in connection with services provided under the transitional services agreement. In addition, the Investment Advisor will only be entitled to reimbursement for third party expenses incurred in connection with services provided pursuant to the transitional services agreement that we have approved in writing. Our sole obligation to reimburse the Investment Advisor for expenses incurred related to personnel costs shall be to make an aggregate payment equal to $2,500,000 on the effective date of such agreement. Prior to the termination of the transitional services agreement, the parties will agree to negotiate in good faith regarding any additional services we may wish to continue to receive from the Investment Advisor at that time.

On April 27, 2012, we entered into that certain fourth amended and restated advisory agreement (the “Fourth Amended Advisory Agreement”) with CBRE OP and the Investment Advisor, effective May 1, 2012. The Fourth Amended Advisory Agreement generally contains the same terms and conditions as the Third Amended Advisory Agreement, except for the following material changes: (i) the term of the agreement was modified to expire on the earlier of (a) June 30, 2012 or (b) such date that we become self-managed through the hiring of a majority of 14 identified current employees of the Investment Advisor and/or its affiliates, subject to up to four successive two-month renewals; provided, however, that no renewal shall be permitted if we have become self-managed; (ii) to the extent we assume costs prior to the termination of the Fourth Amended Advisory Agreement in connection with our transition to self-management of the type which were previously borne by the Investment Advisor pursuant to the Third Amended Advisory Agreement, then the fees paid to the Investment Advisor will be correspondingly reduced on a monthly basis, subject to certain adjustments; and (iii) the indemnification provisions were modified to specify that we will indemnify the Investment Advisor and its affiliates under any predecessor advisory agreement, future services agreement or arising from the performance of duties as an officer or trustee of us or another entity for which they served at our request.

On April 27, 2012, we entered into that certain third amended and restated agreement of limited partnership (the “Third Amended Partnership Agreement”) with each of the limited partners of the CBRE OP, effective May 1, 2012. The Third Amended Partnership Agreement generally contains the same terms and conditions as the Second Amended Partnership Agreement, except with respect to the redemption of the Class B interest. Under the Third Amended Partnership Agreement, the Class B interest may be redeemed upon the earliest to occur of (i) the exercise by the holder of the Class B interest of its right to require CBRE OP to redeem its interest, which such right continues for five years from the date of the agreement, (ii) the fifth anniversary of the date of the agreement, (iii) certain other liquidity events, (iv) a merger or sale transaction (a “Merger or Sale”), or (v) our common shares becoming listed or admitted to trading on a national securities exchange or designated for quotation on the NASDAQ Global Select Market or the NASDAQ Global Market (a “Listing”). CBRE OP may reject a redemption and institute a blackout period with respect to redemptions upon the determination by our Board of Trustees that an appraisal process would not be in the best interest of CBRE OP at the time of the proposed redemption. A blackout period may only be imposed as the result of a potential Merger or Sale or potential Listing. The consideration received for the redemption of the Class B interest will depend upon the event triggering the redemption. In the event of a redemption in connection with (a) a Listing, the consideration will be determined based on the market value of our shares for a 30 day period beginning 150 days after the Listing, or (b) a Merger or Sale, the consideration will be determined based on our aggregate share value in the transaction. In the event of a redemption as a result of (a) the exercise by the holder of the Class B interest of its redemption right, (b) the fifth anniversary of the date of the agreement or (c) certain other liquidity events, the consideration will be determined based on an appraisal process.

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

¡

other factors discussed under Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2011 and those factors that may be contained in any filing we make with the SEC, including Part II, Item 1A of Form 10-Qs.

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

As of March 31, 2012, we owned, on a consolidated basis, 78 office, industrial (primarily warehouse/distribution) and retail properties located in 16 states (Arizona, California, Colorado, Florida, Georgia, Illinois, Kentucky, Massachusetts, Minnesota, New Jersey, North Carolina, Pennsylvania, South Carolina, Texas, Utah and Virginia) and in the United Kingdom encompassing approximately 15,784,000 rentable square feet in the aggregate. In addition, we had ownership interests in five unconsolidated entities that, as of March 31, 2012, owned interests in 54 properties. Excluding those properties owned through our investment in CB Richard Ellis Strategic Partners Asia II, L.P. (“CBRE Strategic Partners Asia”), we owned, on an unconsolidated basis, 46 office, industrial (primarily warehouse/distribution) and retail properties located in 10 states (Arizona, Florida, Illinois, Indiana, Minnesota, Missouri, North Carolina, Ohio, Tennessee and Texas) and in the United Kingdom and Europe encompassing approximately 13,997,000 rentable square feet in the aggregate.

As of March 31, 2012, our portfolio was 98.27% leased. The total effective annual rents for our office properties, industrial properties and retail properties were approximately $162,417,000 $79,952,000 and $8,831,000 as of March 31, 2012, respectively (net of any rent concessions). The average effective annual rent per square foot for our office properties, industrial (primarily warehouse/distribution) properties and retail properties was approximately $19.15, $3.84 and $17.81 as of March 31, 2012, respectively (net of any rent concessions).

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

We are externally managed by CBRE Advisors LLC, or the Investment Advisor, and all of our real estate investments are held directly by, or indirectly through wholly owned subsidiaries of, CBRE Operating Partnership, L.P. or (“CBRE OP”). Generally, we contribute the proceeds we receive from the issuance of common shares for cash to CBRE OP and CBRE OP, in turn, issues units of limited partnership to us, which entitle us to receive our share of CBRE OP’s earnings or losses and net cash flow. Provided we have sufficient available cash flow, we intend to pay our shareholders quarterly cash dividends. We are structured in a manner that allows CBRE OP to issue limited partnership interests from time to time in exchange for real estate properties. By structuring our acquisitions in this manner, the contributors of real estate to CBRE OP are generally able to defer gain recognition for U.S. federal income tax purposes. We have elected to be taxed as a real estate investment trust (“REIT”), for U.S. federal income tax purposes. As a REIT, we generally will not be subject to U.S. federal income tax on that portion of our income that is distributed to our shareholders if at least 90% of our net taxable income is distributed to our shareholders.

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

In March 2012, the Special Committee determined that our company and its shareholders would benefit from an internal management structure in that such a structure could provide cost savings, improved distribution coverage, flexibility to pursue a variety of strategic initiatives, the ability to take advantage of opportunities created by changing market conditions and an opportunity to enhance the trading values of our common shares to the extent that we pursue and complete a listing of our common shares on a national securities exchange, the NASDAQ Global Select Market or the NASDAQ Global Market. Our Board of Trustees, based on the recommendation of the Special Committee, authorized the Special Committee to commence a process to achieve internal management. In connection with our transition to self-management, on April 27, 2012, we entered into the agreements described further in “—Subsequent Events.”

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

The following table provides information relating to our properties, excluding those owned through our investment in CBRE Strategic Partners Asia, as of March 31, 2012. These properties consisted of 65 industrial properties, encompassing 20,805,000 rentable square feet, 56 office properties, encompassing 8,480,000 rentable square feet and three retail properties, encompassing 496,000 rentable square feet.

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Domestic Consolidated Properties:
REMEC Corporate Campus 1(2) San Diego, CA	9/15/2004	1983	Office	100.00%	34	100.00%	$6,833
REMEC Corporate Campus 2(2) San Diego, CA	9/15/2004	1983	Office	100.00%	30	100.00%	6,125
REMEC Corporate Campus 3(2) San Diego, CA	9/15/2004	1983	Office	100.00%	37	100.00%	7,523
REMEC Corporate Campus 4(2) San Diego, CA	9/15/2004	1983	Office	100.00%	31	100.00%	6,186
300 Constitution Drive(2) Boston, MA	11/3/2004	1998	Warehouse/Distribution	100.00%	330	100.00%	19,805
Deerfield Commons(3) Atlanta, GA	6/21/2005	2000	Office	100.00%	122	100.00%	21,834
505 Century(2) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	100	100.00%	6,095
631 International(2) Dallas, TX	1/9/2006	1998	Warehouse/Distribution	100.00%	73	100.00%	5,407
660 North Dorothy(2) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	120	100.00%	6,836
Bolingbrook Point III Chicago, IL	8/29/2007	2006	Warehouse/Distribution	100.00%	185	100.00%	18,170
Cherokee Corporate Park(2) Spartanburg, SC	8/30/2007	2000	Warehouse/Distribution	100.00%	60	0.00%	3,775
Community Cash Complex 1(2) Spartanburg, SC	8/30/2007	1960	Warehouse/Distribution	100.00%	206	34.79%	2,690
Community Cash Complex 2(2) Spartanburg, SC	8/30/2007	1978	Warehouse/Distribution	100.00%	144	100.00%	2,225
Community Cash Complex 3(2) Spartanburg, SC	8/30/2007	1981	Warehouse/Distribution	100.00%	116	100.00%	1,701

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Community Cash Complex 4(2) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	33	100.00%	547
Community Cash Complex 5(2) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	53	100.00%	824
Fairforest Building 1(2) Spartanburg, SC	8/30/2007	2000	Warehouse/Distribution	100.00%	51	100.00%	2,974
Fairforest Building 2(2) Spartanburg, SC	8/30/2007	1999	Warehouse/Distribution	100.00%	104	100.00%	5,379
Fairforest Building 3(2) Spartanburg, SC	8/30/2007	2000	Warehouse/Distribution	100.00%	100	100.00%	5,760
Fairforest Building 4(2) Spartanburg, SC	8/30/2007	2001	Warehouse/Distribution	100.00%	101	100.00%	5,640
Fairforest Building 5 Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	316	100.00%	16,968
Fairforest Building 6 Spartanburg, SC	8/30/2007	2005	Warehouse/Distribution	100.00%	101	100.00%	7,469
Fairforest Building 7(2) Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	101	83.78%	5,626
Greenville/Spartanburg Industrial Park(2) Spartanburg, SC	8/30/2007	1990	Warehouse/Distribution	100.00%	67	100.00%	3,388
Highway 290 Commerce Park Building 1 Spartanburg, SC	8/30/2007	1995	Warehouse/Distribution	100.00%	150	100.00%	5,388
Highway 290 Commerce Park Building 5(2) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	30	100.00%	1,420
Highway 290 Commerce Park Building 7(2) Spartanburg, SC	8/30/2007	1994	Warehouse/Distribution	100.00%	94	100.00%	4,889
HJ Park Building 1 Spartanburg, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	70	100.00%	4,216
Jedburg Commerce Park(2) Charleston, SC	8/30/2007	2007	Warehouse/Distribution	100.00%	513	100.00%	41,991
Kings Mountain I Charlotte, NC	8/30/2007	1998	Warehouse/Distribution	100.00%	100	100.00%	5,497
Kings Mountain II Charlotte, NC	8/30/2007	2002	Warehouse/Distribution	100.00%	301	100.00%	11,311
Mount Holly Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	100.00%	6,208
North Rhett I Charleston, SC	8/30/2007	1973	Warehouse/Distribution	100.00%	285	100.00%	10,302
North Rhett II Charleston, SC	8/30/2007	2001	Warehouse/Distribution	100.00%	102	100.00%	7,073
North Rhett III(2) Charleston, SC	8/30/2007	2002	Warehouse/Distribution	100.00%	80	100.00%	4,812
North Rhett IV Charleston, SC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	100.00%	17,060
Orangeburg Park Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	100.00%	5,474
Orchard Business Park 2(2) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	18	100.00%	761
Union Cross Building I Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	101	100.00%	6,585
Union Cross Building II Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	100.00%	17,216
Highway 290 Commerce Park Building 2 Spartanburg, SC	9/24/2007	1995	Warehouse/Distribution	100.00%	100	100.00%	4,626
Highway 290 Commerce Park Building 6(2) Spartanburg, SC	11/1/2007	1996	Warehouse/Distribution	100.00%	105	100.00%	3,760
Lakeside Office Center Dallas, TX	3/5/2008	2006	Office	100.00%	99	97.67%	17,994
Kings Mountain III Charlotte, NC	3/14/2008	2007	Warehouse/Distribution	100.00%	542	100.00%	25,728
Enclave on the Lake(2) Houston, TX	7/1/2008	1999	Office	100.00%	171	100.00%	37,827
Avion Midrise III Washington, DC	11/18/2008	2002	Office	100.00%	72	100.00%	21,111
Avion Midrise IV Washington, DC	11/18/2008	2002	Office	100.00%	72	100.00%	21,112
13201 Wilfred Minneapolis, MN	6/29/2009	1999	Warehouse/Distribution	100.00%	335	100.00%	15,340
3011, 3055 & 3077 Comcast Place East Bay, CA	7/1/2009	1988	Office	100.00%	220	100.00%	49,000
140 Depot Street Boston, MA	7/31/2009	2009	Warehouse/Distribution	100.00%	238	100.00%	18,950

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
12650 Ingenuity Drive Orlando, FL	8/5/2009	1999	Office	100.00%	125	100.00%	25,350
Crest Ridge Corporate Center 1 Minneapolis, MN	8/17/2009	2009	Office	100.00%	116	100.00%	28,419
West Point Trade Center Jacksonville, FL	12/30/2009	2009	Warehouse/Distribution	100.00%	602	100.00%	29,000
5160 Hacienda Drive East Bay, CA	4/8/2010	1988	Office	100.00%	202	100.00%	38,500
10450 Pacific Center Court San Diego, CA	5/7/2010	1985	Office	100.00%	134	100.00%	32,750
225 Summit Ave Northern NJ	6/21/2010	1966	Office	100.00%	143	100.00%	40,600
One Wayside Road Boston, MA	6/24/2010	1998	Office	100.00%	200	100.00%	55,525
100 Tice Blvd. Northern NJ	9/28/2010	2007	Office	100.00%	209	100.00%	67,600
Ten Parkway North Chicago, IL	10/12/2010	1999	Office	100.00%	100	100.00%	25,000
4701 Gold Spike Drive Dallas, TX	10/27/2010	2002	Warehouse/Distribution	100.00%	420	100.00%	20,300
1985 International Way Cincinnati, OH	10/27/2010	1998	Warehouse/Distribution	100.00%	189	100.00%	14,800
Summit Distribution Center Salt Lake City, UT	10/27/2010	2001	Warehouse/Distribution	100.00%	275	100.00%	13,400
3660 Deerpark Boulevard Jacksonville, FL	10/27/2010	2002	Warehouse/Distribution	100.00%	322	100.00%	15,300
Tolleson Commerce Park II Phoenix, AZ	10/27/2010	1999	Warehouse/Distribution	100.00%	217	71.40%	9,200
Pacific Corporate Park(3) Washington, DC	11/15/2010	2002	Office	100.00%	696	100.00%	144,500
100 Kimball Drive Northern NJ	12/10/2010	2006	Office	100.00%	175	100.00%	60,250
70 Hudson Street New York City Metro, NJ	4/11/2011	2000	Office	100.00%	409	100.00%	155,000
90 Hudson Street New York City Metro, NJ	4/11/2011	1999	Office	100.00%	418	100.00%	155,000
Millers Ferry Road(2) Dallas, TX	6/2/2011	2011	Warehouse/Distribution	100.00%	1,020	100.00%	40,366
Sky Harbor Operations Center(2) Phoenix, AZ	9/30/2011	2003	Office	100.00%	396	100.00%	53,500
1400 Atwater Drive(2)(4) Philadelphia, PA	10/27/2011	—	Office	100.00%	—	—	25,237
Aurora Commerce Center Bldg. C(2) Denver, CO	11/30/2011	2007	Warehouse/Distribution	100.00%	407	100.00%	24,500
Sabal Pavilion Tampa, FL	12/30/2011	1998	Office	100.00%	121	100.00%	21,368
2400 Dralle Road(2)(3) Chicago, IL	3/20/2012	2011	Warehouse/Distribution	100.00%	1,350	100.00%	64,250

Total Domestic Consolidated Properties					15,494	98.22%	1,695,146

International Consolidated Properties:
602 Central Blvd.(2) Coventry, UK	4/27/2007	2001	Office	100.00%	50	100.00%	23,847
Thames Valley Five Reading, UK	3/20/2008	1998	Office	100.00%	40	100.00%	29,572
Albion Mills Retail Park Wakefield, UK	7/11/2008	2000	Retail	100.00%	55	100.00%	22,098
Maskew Retail Park Peterborough, UK	10/23/2008	2007	Retail	100.00%	145	100.00%	53,740

Total International Consolidated Properties					290	100.00%	129,257

Total Consolidated Properties					15,784	98.26%	1,824,403

Domestic Unconsolidated Properties(5):
Buckeye Logistics Center(6) Phoenix, AZ	6/12/2008	2008	Warehouse/Distribution	80.00%	1,009	100.00%	52,615
Afton Ridge Shopping Center(7) Charlotte, NC	9/18/2008	2007	Retail	90.00%	296	98.57%	44,530
AllPoints at Anson Bldg. 1(6) Indianapolis, IN	9/30/2008	2008	Warehouse/Distribution	80.00%	1,037	100.00%	42,373
12200 President’s Court(6) Jacksonville, FL	9/30/2008	2008	Warehouse/Distribution	80.00%	772	100.00%	29,995

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
201 Sunridge Blvd.(6) Dallas, TX	9/30/2008	2008	Warehouse/Distribution	80.00%	823	100.00%	25,690
Aspen Corporate Center 500(6) Nashville, TN	9/30/2008	2008	Office	80.00%	180	100.00%	29,936
125 Enterprise Parkway(6) Columbus, OH	12/10/2008	2008	Warehouse/Distribution	80.00%	1,142	100.00%	38,088
AllPoints Midwest Bldg. I(6) Indianapolis, IN	12/10/2008	2008	Warehouse/Distribution	80.00%	1,200	100.00%	41,428
Celebration Office Center(6) Orlando, FL	5/13/2009	2009	Office	80.00%	101	100.00%	13,640
22535 Colonial Pkwy(6) Houston, TX	5/13/2009	2009	Office	80.00%	90	100.00%	11,596
Fairfield Distribution Ctr. IX(6) Tampa, FL	5/13/2009	2008	Warehouse/Distribution	80.00%	136	100.00%	7,151
Northpoint III(6) Orlando, FL	10/15/2009	2001	Office	80.00%	108	100.00%	14,592
Goodyear Crossing Ind. Park II(6) Phoenix, AZ	12/7/2009	2009	Warehouse/Distribution	80.00%	820	100.00%	36,516
3900 North Paramount Parkway(6) Raleigh, NC	3/31/2010	1999	Office	80.00%	101	100.00%	11,176
3900 South Paramount Parkway(6) Raleigh, NC	3/31/2010	1999	Office	80.00%	119	100.00%	13,055
1400 Perimeter Park Drive(6) Raleigh, NC	3/31/2010	1991	Office	80.00%	45	100.00%	3,970
Miramar I(6)(8) Ft. Lauderdale, FL	3/31/2010	2001	Office	80.00%	94	100.00%	13,645
Miramar II(6)(8) Ft. Lauderdale, FL	3/31/2010	2001	Office	80.00%	129	100.00%	20,899
McAuley Place(6) Cincinnati, OH	12/21/2010	2001	Office	80.00%	191	100.00%	28,000
Point West I(6) Dallas, TX	12/21/2010	2008	Office	80.00%	183	100.00%	23,600
Sam Houston Crossing I(6) Houston, TX	12/21/2010	2007	Office	80.00%	160	100.00%	20,400
Regency Creek(6) Raleigh, NC	12/21/2010	2008	Office	80.00%	122	100.00%	18,000
Easton III(6) Columbus, OH	12/21/2010	1999	Office	80.00%	136	100.00%	14,400
533 Maryville Centre(6) St. Louis, MO	12/21/2010	2000	Office	80.00%	125	100.00%	19,102
555 Maryville Centre(6) St. Louis, MO	12/21/2010	2000	Office	80.00%	127	61.64%	15,578
Norman Pointe I(6) Minneapolis, MN	3/24/2011	2000	Office	80.00%	213	100.00%	34,080
Norman Pointe II(6) Minneapolis, MN	3/24/2011	2007	Office	80.00%	324	100.00%	37,520
One Conway Park(2)(6) Chicago, IL	3/24/2011	1989	Office	80.00%	105	63.61%	12,320
West Lake at Conway(6) Chicago, IL	3/24/2011	2008	Office	80.00%	98	100.00%	14,060
The Landings I(6) Cincinnati, OH	3/24/2011	2006	Office	80.00%	176	100.00%	23,728
The Landings II(6) Cincinnati, OH	3/24/2011	2007	Office	80.00%	175	96.06%	20,928
One Easton Oval(2)(6) Columbus, OH	3/24/2011	1997	Office	80.00%	125	26.73%	9,529
Two Easton Oval(2)(6) Columbus, OH	3/24/2011	1995	Office	80.00%	129	83.52%	10,195
Atrium I(6) Columbus, OH	3/24/2011	1996	Office	80.00%	315	100.00%	36,200
Weston Pointe I(6) Ft. Lauderdale, FL	3/24/2011	1999	Office	80.00%	98	74.86%	15,507
Weston Pointe II(6) Ft. Lauderdale, FL	3/24/2011	2000	Office	80.00%	97	96.40%	18,701
Weston Pointe III(6) Ft. Lauderdale, FL	3/24/2011	2003	Office	80.00%	97	100.00%	18,867
Weston Pointe IV(6) Ft. Lauderdale, FL	3/24/2011	2006	Office	80.00%	96	100.00%	22,605
Total Domestic Unconsolidated Properties(5)
					11,294	97.88%	864,215

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
International Unconsolidated Properties(5):
Amber Park(2)(9) South Normanton, UK	6/10/2010	1997	Warehouse/Distribution	80.00%	208	100.00%	12,514
Brackmills(2)(9) Northampton, UK	6/10/2010	1984	Warehouse/Distribution	80.00%	187	100.00%	13,407
Düren(2)(10) Rhine-Ruhr, Germany	6/10/2010	2008	Warehouse/Distribution	80.00%	392	100.00%	13,148
Schönberg(2)(10) Hamburg, Germany	6/10/2010	2009	Warehouse/Distribution	80.00%	454	100.00%	13,819
Langenbach(2)(10) Munich, Germany	10/28/2010	2010	Warehouse/Distribution	80.00%	225	100.00%	18,573
Graben Distribution Center I(2)(10) Munich, Germany	12/20/2011	2012	Warehouse/Distribution	80.00%	1,018	100.00%	54,962
Graben Distribution Center II(2)(10) Munich, Germany	12/20/2011	2012	Warehouse/Distribution	80.00%	73	100.00%	6,868
Valley Park, Unit D(2)(9) Rugby, UK	3/19/2012	2000	Warehouse/Distribution	80.00%	146	100.00%	10,247

Total International Unconsolidated Properties(5)					2,703	100.00%	143,538

Total Unconsolidated Properties(5)					13,997	98.29%	1,007,753

Total Properties(5)					29,781	98.27%	$2,832,156

(1)

Approximate total acquisition cost represents the purchase price inclusive of customary costs and acquisition fees for properties acquired prior to January 1, 2009 and exclusive of customary costs and acquisition fees for properties acquired on dates subsequent to January 1, 2009.

(2)	This property is unencumbered.

(3)	Includes undeveloped land zoned for future use.

(4)	This property is a consolidated joint venture office development property currently under construction. The approximate total acquisition cost reflects the costs incurred as of March 31, 2012.

(5)	Does not include CBRE Strategic Partners Asia properties.

(6)	This property is held through the Duke joint venture.

(7)	This property is held through the Afton Ridge joint venture.

(8)	Consolidated properties acquired on December 31, 2009 and contributed to the Duke joint venture.

(9)	This property is held through the UK JV.

(10)	This property is held through the European JV.

Property Type Concentration

Our property type concentrations as of March 31, 2012 are as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Property Type	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
Office	27	4,421	$1,177,563	29	4,059	$545,829	56	8,480	$1,723,392
Warehouse/Distribution	49	11,163	571,002	16	9,642	417,394	65	20,805	988,396
Retail	2	200	75,838	1	296	44,530	3	496	120,368

Total	78	15,784	$1,824,403	46	13,997	$1,007,753	124	29,781	$2,832,156

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Geographic Concentration

Our geographic concentrations as of March 31, 2012 are as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Domestic	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
New Jersey	5	1,354	$478,450	—	—	$—	5	1,354	$478,450
Florida	4	1,170	91,018	10	1,728	175,602	14	2,898	266,620
Texas	7	2,003	134,825	4	1,256	81,286	11	3,259	216,111
Virginia	3	840	186,723	—	—	—	3	840	186,723
South Carolina	28	3,618	182,946	—	—	—	28	3,618	182,946
Ohio	—	—	—	8	2,389	181,068	8	2,389	181,068
North Carolina	5	1,360	66,337	5	683	90,731	10	2,043	157,068
Arizona	2	613	62,700	2	1,829	89,131	4	2,442	151,831
California	7	688	146,917	—	—	—	7	688	146,917
Illinois	3	1,635	107,420	2	203	26,380	5	1,838	133,800
Minnesota	2	451	43,759	2	537	71,600	4	988	115,359
Massachusetts	3	769	94,280	—	—	—	3	769	94,280
Indiana	—	—	—	2	2,237	83,801	2	2,237	83,801
Missouri	—	—	—	2	252	34,680	2	252	34,680
Tennessee	—	—	—	1	180	29,936	1	180	29,936
Pennsylvania	1	—	25,237	—	—	—	1	—	25,237
Colorado	1	407	24,500	—	—	—	1	407	24,500
Georgia	1	122	21,834	—	—	—	1	122	21,834
Kentucky	1	189	14,800	—	—	—	1	189	14,800
Utah	1	275	13,400	—	—	—	1	275	13,400

Total Domestic	74	15,494	1,695,146	38	11,294	864,215	112	26,788	2,559,361

International
United Kingdom	4	290	129,257	3	541	36,168	7	831	165,425
Germany	—	—	—	5	2,162	107,370	5	2,162	107,370

Total International	4	290	129,257	8	2,703	143,538	12	2,993	272,795

Total	78	15,784	$1,824,403	46	13,997	$1,007,753	124	29,781	$2,832,156

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Significant Tenants

The following table details our largest tenants as of March 31, 2012 (in thousands):

			Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
	Tenant	Primary Industry	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
1	Amazon.com, Inc(2)	Internet Retail	—	$—	3,884	$13,019	3,884	$13,019
2	Barclay’s Capital	Financial Services	409	12,278	—	—	409	12,278
3	U.S. Government	Government	71	2,158	378	8,458	449	10,616
4	Raytheon Company	Defense and Aerospace	666	9,755	—	—	666	9,755
5	National Union Fire Insurance Co	Insurance	172	6,010	—	—	172	6,010
6	JP Morgan Chase	Financial Services	396	5,893	—	—	396	5,893
7	Nuance Communications	Software	201	5,535	—	—	201	5,535
8	Lord Abbett & Co	Financial Services	149	5,211	—	—	149	5,211
9	Eisai	Pharmaceutical and Health Care Related	209	5,189	—	—	209	5,189
10	Comcast	Telecommunications	220	4,819	—	—	220	4,819
11	Deloitte	Professional Services	175	4,390	—	—	175	4,390
12	Clorox International Co.	Consumer Products	1,350	4,226	—	—	1,350	4,226
13	Barr Laboratories	Pharmaceutical and Health Care Related	143	4,061	—	—	143	4,061
14	Unilever(3)	Consumer Products	—	—	1,595	3,864	1,595	3,864
15	PPD Development	Pharmaceutical and Health Care Related	—	—	251	3,762	251	3,762
16	Eveready Battery Company	Consumer Products	—	—	168	3,568	168	3,568
17	NDB Capital Markets	Financial Services	97	3,400	—	—	97	3,400
18	Carl Zeiss	Pharmaceutical and Health Care Related	202	3,337	—	—	202	3,337
19	Whirlpool Corp	Consumer Product	1,020	3,179	—	—	1,020	3,179
20	American LaFrance	Vehicle Related Manufacturing	513	3,071	—	—	513	3,071
21	ConAgra Foods	Food Service and Retail	742	3,028	—	—	742	3,028
22	Prime Distribution Services	Logistics and Distribution	—	—	1,200	2,958	1,200	2,958
23	Nationwide Mutual Ins	Insurance	—	—	315	2,869	315	2,869
24	Kellogg’s	Consumer Products	—	—	1,142	2,817	1,142	2,817
25	Time Warner	Telecommunications	134	2,814	—	—	134	2,814
26	B&Q	Home Furnishings/Home Improvement	104	2,675	—	—	104	2,675
27	REMEC	Defense and Aerospace	133	2,504	—	—	133	2,504
28	Syngenta Seeds	Agriculture	116	2,472	—	—	116	2,472
29	Dr. Pepper	Food Service and Retail	601	2,460	—	—	601	2,460
30	Verizon Wireless(4)	Telecommunications	—	—	180	2,306	180	2,306
31	Citicorp North America	Financial Services	—	—	194	2,264	194	2,264
32	Iowa College Acquisition Corp.(5)	Education	124	2,241	—	—	124	2,241
33	Royal Caribbean Cruises	Travel/Leisure	—	—	129	2,182	129	2,182
34	American Home Mortgage	Financial Services	—	—	183	2,024	183	2,024
35	Best Buy	Specialty Retail	238	1,657	30	332	268	1,989
36	NCS Pearson, Inc	Education	—	—	153	1,968	153	1,968
37	Markel Midwest, Inc.	Financial Services	100	1,942	—	—	100	1,942
38	Mercy Health Partners of SW Ohio	Pharmaceutical and Health Care Related	—	—	121	1,903	121	1,903
39	Lockheed Martin	Defense and Aerospace	71	1,903	—	—	71	1,903
40	Disney Vacation	Travel/Leisure	—	—	101	1,855	101	1,855
	Other (230 tenants)		7,153	33,516	3,734	33,394	10,887	66,910

			15,509	$139,724	13,758	$89,543	29,267	$229,267

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

Tenant Industries

Our tenants operate across a wide range of industries. The following table details our tenant-industry concentrations as of March 31, 2012 (in thousands):

	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
Primary Tenant Industry Category	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
Financial Services	1,233	$28,378	483	$5,821	1,716	$34,199
Pharmaceutical and Health Care Related	905	14,223	710	8,228	1,615	22,451
Consumer Products	2,620	8,593	3,510	13,274	6,130	21,867
Defense and Aerospace	901	14,926	—	—	901	14,926
Internet Retail	330	1,426	3,884	13,019	4,214	14,445
Logistics and Distribution	1,094	4,682	2,243	8,047	3,337	12,729
Insurance	271	7,952	424	4,367	695	12,319
Telecommunications	737	9,750	194	2,466	931	12,216
Government	72	2,158	378	8,458	450	10,616
Vehicle Related Manufacturing	1,567	8,392	—	—	1,567	8,392
Food Service and Retail	2,032	7,866	40	487	2,072	8,353
Professional Services	243	5,152	184	2,476	427	7,628
Education	124	2,242	365	5,227	489	7,469
Business Services	823	3,263	283	3,430	1,106	6,693
Software	201	5,535	22	368	223	5,903
Home Furnishings/Home Improvement	779	4,513	70	1,127	849	5,640
Other Manufacturing	788	2,530	154	2,474	942	5,004
Specialty Retail	391	3,187	111	1,193	502	4,380
Travel and Leisure	—	—	240	4,223	240	4,223
Agriculture	116	2,472	9	97	125	2,569
Apparel Retail	—	—	225	1,909	225	1,909
Executive Office Suites	86	1,708	—	—	86	1,708
Utilities	—	—	127	1,538	127	1,538
Petroleum and Mining	174	649	55	646	229	1,295
Other Retail	22	127	47	668	69	795

Total	15,509	$139,724	13,758	$89,543	29,267	$229,267

(1)

Net Rentable Square Feet for Unconsolidated Properties is at 100%. Annualized Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Tenant Lease Expirations

The following table sets forth a schedule of expiring leases for our consolidated and unconsolidated properties as of March 31, 2012, (Expiring Net Rentable Square Feet and Expiring Base Rent in thousands):

	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
	Expiring Net Rentable Square Feet	Expiring Base Rent	Expiring Net Rentable Square Feet	Expiring Base Rent	Number Of Expiring Leases	Expiring Net Rentable Square Feet	Expiring Base Rent	Percentage of Expiring Base Rent
2012 (Nine month ending December 31, 2012)	1,126	$9,113	140	$1,989	33	1,266	$11,102	4.39%
2013	1,654	8,776	646	5,113	45	2,300	13,889	5.49%
2014	899	6,694	130	1,772	30	1,029	8,466	3.35%
2015	948	6,064	391	3,949	31	1,339	10,013	3.96%
2016	868	15,486	934	13,094	30	1,802	28,580	11.30%
2017	425	6,421	1,305	10,719	29	1,730	17,140	6.78%
2018	743	8,518	2,188	12,053	20	2,931	20,571	8.14%
2019	2,117	15,140	3,723	18,331	20	5,840	33,471	13.24%
2020	706	13,335	16	162	9	722	13,497	5.34%
2021	4,126	33,618	2,538	16,459	21	6,664	50,077	19.81%
Thereafter	1,897	30,724	1,747	15,287	21	3,644	46,011	18.20%

Total	15,509	$153,889	13,758	$98,928	289	29,267	$252,817	100.00%

Weighted Average Expiration (years)		7.79		7.21				7.56

(1)

Expiring Net Rentable Square Feet for Unconsolidated Properties is at 100%. Expiring Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Property Portfolio Size

Our portfolio size at the end of each quarter since commencement of our initial public offering through March 31, 2012 is as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Cumulative Property Portfolio as of:	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
9/30/2006	9	878	$86,644	—	—	$—	9	878	$86,644
12/31/2006	9	878	86,644	—	—	—	9	878	86,644
3/31/2007	9	878	86,644	—	—	—	9	878	86,644
6/30/2007	10	928	110,491	—	—	—	10	928	110,491
9/30/2007	42	5,439	348,456	—	—	—	42	5,439	348,456
12/31/2007	44	5,576	353,594	—	—	—	44	5,576	353,594
3/31/2008	47	6,257	426,856	—	—	—	47	6,257	426,856
6/30/2008	47	6,257	426,856	1	605	35,636	48	6,862	462,492
9/30/2008	49	6,483	486,777	6	3,307	193,773	55	9,790	680,550
12/31/2008	52	6,771	582,682	8	5,649	273,205	60	12,420	855,887
3/31/2009	52	6,771	582,717	8	5,649	273,130	60	12,420	855,847
6/30/2009	53	7,106	598,103	11	5,976	305,308	64	13,082	903,411
9/30/2009	57	7,805	719,822	11	5,976	305,202	68	13,781	1,025,024
12/31/2009	60	8,630	791,314	13	6,904	356,158	73	15,534	1,147,472
3/31/2010	58	8,407	748,835	18	7,392	418,818	76	15,799	1,167,653
6/30/2010	62	9,086	916,210	22	8,633	471,615	84	17,719	1,387,825
9/30/2010	63	9,295	983,810	22	8,633	471,615	85	17,928	1,455,425
12/31/2010	73	12,800	1,308,560	30	9,901	629,268	103	22,701	1,937,828
3/31/2011	73	12,800	1,308,560	43	11,950	903,508	116	24,750	2,212,068
6/30/2011	75	14,614	1,657,966	43	12,356	917,566	118	26,970	2,575,532
9/30/2011	74	13,906	1,689,048	43	12,355	918,771	117	26,261	2,607,819
12/31/2011	77	14,434	1,747,299	45	13,851	997,506	122	28,285	2,744,805
3/31/2012	78	15,784	1,824,403	46	13,997	1,007,753	124	29,781	2,832,156

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

Revenue Recognition and Valuation of Receivables

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $16,714,000 as security for such leases at March 31, 2012 and December 31, 2011.

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

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $838,000 and $821,000 as of March 31, 2012 and December 31, 2011, respectively.

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

Accounting for Derivative Financial Investments and Hedging Activities

All of our derivative instruments are carried at fair value on the balance sheet. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk-

management objective and strategy for undertaking each hedge transaction. We periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within shareholders’ equity. Calculation of a fair value of derivative instruments also requires management to use estimates. Amounts will be reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written-off.

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

Rental Operations

Our reportable segments consist of three types of commercial real estate properties for which our management internally evaluates operating performance and financial results: the Domestic Industrial Properties, Domestic Office Properties and International Office/Retail Properties. We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, management fees and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our company-level general and administrative expenses. The following tables compare the net operating income for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Domestic Industrial Properties
Revenues:
Rental	$9,135	$6,928
Tenant Reimbursements	2,382	1,664

Total Revenues	11,517	8,592

Property and Related Expenses:
Operating and Maintenance	646	448
General and Administrative	166	121
Property Management Fee to Related Party	68	83
Property Taxes	2,029	1,629

Total Expenses	2,909	2,281

Net Operating Income	8,608	6,311

Domestic Office Properties
Revenues:
Rental	24,389	16,166
Tenant Reimbursements	5,619	3,871

Total Revenues	30,008	20,037

Property and Related Expenses:
Operating and Maintenance	4,335	2,747
General and Administrative	63	129
Property Management Fee to Related Party	237	234
Property Taxes	3,347	2,447

Total Expenses	7,982	5,557

Net Operating Income	22,026	14,480

	Three Months Ended March 31,
	2012	2011
International Office/Retail Properties
Revenues:
Rental	1,795	1,598
Tenant Reimbursements	79	43

Total Revenues	1,874	1,641

Property and Related Expenses:
Operating and Maintenance	126	239
General and Administrative	48	151
Property Management Fee to Related Party	77	71

Total Expenses	251	461

Net Operating Income	1,623	1,180

Reconciliation to Consolidated Net Income (Loss)
Total Segment Net Operating Income(1)	32,257	21,971
Interest Expense	8,756	6,011
General and Administrative	1,889	1,140
Investment Management Fee to Related Party	5,962	4,258
Acquisition Expenses	1,379	4,646
Depreciation and Amortization	17,976	12,274

	(3,705)	(6,358)

Other Income and Expenses
Interest and Other Income	1,061	376
Net Settlement Payments on Interest Rate Swaps	(161)	(174)
Loss on Interest Rate Swaps	125	254
Loss on Note Payable at Fair Value	(35)	(27)

Loss from Continuing Operations Before Benefit (Provision) for Income Taxes and Equity in Income of Unconsolidated Entities	(2,715)	(5,929)

Benefit (Provision) for Income Taxes	18	(69)
Equity in Income of Unconsolidated Entities	542	3,210

Net Loss from Continuing Operations	(2,155)	(2,788)

Income from Discontinued Operations	0	175

Net Loss	(2,155)	(2,613)

Net Loss Attributable to Non-Controlling Operating Partnership Units	2	4

Net Loss Attributable to CB Richard Ellis Realty Trust Shareholders	$(2,153)	$(2,609)

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

Consolidated Results of Operations

Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011

Revenues

Rental

Rental revenue increased $10,627,000, or 43%, to $35,319,000 during the three months ended March 31, 2012 compared to $24,692,000 for the three months ended March 31, 2011. The increase was due to the acquisitions of 70 Hudson Street, 90 Hudson Street, Millers Ferry Road, Sky Harbor Operations Center, Aurora Commerce Center, and Sabal Pavilion (the “2011 Acquisitions”) during the year ended December 31, 2011.

Tenant Reimbursements

Tenant reimbursements increased $2,502,000, or 45%, to $8,080,000 for the three months ended March 31, 2012 compared to $5,578,000 for the three months ended March 31, 2011, due to tenant reimbursement revenue from the 2011 Acquisitions.

Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $1,673,000, or 49%, to $5,107,000 for the three months ended March 31, 2012 compared to $3,434,000 for the three months ended March 31, 2011. The increase was primarily due to operating and maintenance expenses attributable to the 2011 Acquisitions.

Property Taxes

Property tax expense increased $1,300,000, or 32%, to $5,376,000 for the three months ended March 31, 2012 compared to $4,076,000 for the three months ended March 31, 2011. The increase in property taxes was due to the 2011 Acquisitions and increased property taxes in the Carolina portfolio.

Interest

Interest expense increased $2,745,000, or 46%, to $8,756,000 for the three months ended March 31, 2012 compared to $6,011,000 for the three months ended March 31, 2011 as a result of assumption of debt related to the 2011 acquisitions of 70 Hudson Street, 90 Hudson Street and Sabal Pavilion, the placement of debt on Kings Mountain III and interest related to the revolving credit facility with Wells Fargo Bank, N.A., (the “Wells Fargo Credit Facility”).

General and Administrative

General and administrative expense increased $625,000, or 41%, to $2,166,000 for the three months ended March 31, 2012 compared to $1,541,000 for the three months ended March 31, 2011. Of the total increase, $343,000 was due to the increase in legal expenses; $202,000 was due to the increase in shareholders servicing fees and report production costs; $134,000 was due to the increase in professional fees; $36,000 was due to the increase in directors’ and officers’ insurance and expenses; $1,000 in organizational costs offset by the reduction of $91,000 in general audit fees and Sarbanes-Oxley assistance.

Property Management Fee and Investment Management Fee to Related Party

Property management fee and investment management fee to related party increased $1,698,000, or 37%, to $6,344,000 for three months ended March 31, 2012 compared to $4,646,000 for the three months ended March 31, 2011. The increase resulted from the growth in assets under management.

Acquisition Expenses

Acquisition expenses decreased $3,267,000, or 70%, to $1,379,000 for the three months ended March 31, 2012 compared to $4,646,000 for the three months ended March 31, 2011. The decrease was due to a reduction of the value of properties acquired during the three months ended March 31, 2012 as compared to those acquired during the same period in 2011.

Depreciation and Amortization

Depreciation and amortization expense increased $5,702,000, or 46%, to $17,976,000 for the three months ended March 31, 2012 as compared to $12,274,000 for the three months ended March 31, 2011. The net increase was related to the acquisitions of consolidated properties during 2011.

Interest and Other Income

Interest and other income increased $685,000, or 182%, to $1,061,000 for the three months ended March 31, 2012 compared to $376,000 for the three months ended March 31, 2011. The increase was primarily due to the recognition of approximately $600,000 of revenue for the lease termination at Fairforest Bldg. 3 in 2012.

Net Settlement Payments on Interest Rate Swaps

During the three months ended March 31, 2012, we made net payments on interest rate swaps of $161,000 compared to $174,000 during the three months ended March 31, 2011. The decrease is a result of lower variable interest rates for the three months ended March 31, 2012 as compared to the three months ended March 2011.

Gain on Interest Rate Swaps and Cap

During the three months ended March 31, 2012, our derivative instruments generated income of $125,000 as compared to $254,000 for the three months ended March 31, 2011 or a year to year decrease of $129,000.

Loss on Note Payable on Fair Value

Loss on notes payables increased by $8,000, or 30%, to $35,000 for the three months ended March 31, 2012 compared to $27,000 for the three months ended March 31, 2011. The year to year change is attributable to a stabilization of UK interest rate spreads and base rates used to value the loan.

Provision for Income Taxes

Provision for income taxes decreased $87,000, or 126%, to a benefit of $18,000 for the three months ended March 31, 2012 compared to a provision of $69,000 for the three months ended March 31, 2011 resulting primarily from decreased state liabilities and the successful recovery of prior year taxes paid in North Carolina.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities decreased $2,668,000, or 83%, to $542,000 for the three months ended March 31, 2012 compared $3,210,000 for the three months ended March 31, 2011. The decrease was primarily due to the increase in interest expense related to the 2011 placement of debt on 18 Duke joint venture properties and valuation loss related to SP Asia joint venture.

Discontinued Operations

There were no discontinued operations in the three months ended March 31, 2012. Income from discontinued operations for the three months ended March 31, 2011 was $175,000. Revenues and expenses from discontinued operations represent the activities of the held for sale portfolio of light industrial and warehouse distribution buildings acquired during the year ended December 31, 2010. The properties were sold during the year ended December 31, 2011.

Net Loss Attributable to Non-Controlling Operating Partnership Units

During the three months ended March 31, 2012, net loss attributable to non-controlling interest was $2,000 compared to $4,000 for the three months ended March 31, 2011, or a year to year decrease of $2,000.

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

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to the Investment Advisor. During the acquisition and operational stages, certain services related to the acquisition and management of our investments and our operations have been provided to us by the Investment Advisor pursuant to an advisory agreement entered into in July 2004 which was amended and restated in October 2006, in December 2010 and again in April 2012. Pursuant to this advisory agreement, we made various payments to the Investment Advisor, including acquisition fees, investment management fees and payments for reimbursements of certain costs incurred by the Investment Advisor in providing related services to us. See Note 11 “Investment Management and Other Fees to Related Parties,” for a discussion of fees and expenses paid to the Investment Advisor for the three months ended March 31, 2012 and 2011, respectively, and See “—Subsequent Events” for a discussion of our transition to self-management.

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

As of March 31, 2012, we had $302,920,000 cash and cash equivalents available as well as $100,000,000 available under the Amended Wells Fargo Credit Facility.

Historical Cash Flows

Our net cash provided by operating activities increased by $18,604,000 to $31,387,000 for the three months ended March 31, 2012, compared to $12,783,000 for the three months ended March 31, 2011. The increase was due to the positive operating results from 2011 consolidated property acquisitions, the Duke joint venture, the European JV and the receipt of deferred rent from the tenant at 1400 Atwater.

Net cash used in investing activities increased by $35,483,000 to $86,093,000 for the three months ended March 31, 2012, compared to $50,610,000 for the three months ended March 31, 2011. The increase was mainly due to the acquisition of 2400 Dralle Road during the three months ended March 31, 2012.

Net cash provided by financing activities increased by $547,000 to $119,334,000 for the three months ended March 31, 2012, compared to $118,787,000 for the three months ended March 31, 2011. The increase was due to an increase in proceeds from the public offering of $83,159,000, a principal payment on loan payable of $35,000,000 during the three months ended March 31, 2011, a decrease in deferred financing costs of $687,000, contributions from non-controlling interest—variable interest entity of $140,000, an increase in security deposits of $39,000, a decrease in principal payments on notes payable of $23,000, offset by a decrease in proceeds from notes payable of $70,000,000, a decrease in borrowing on loan payable of $30,000,000, an increase in payment of offering costs of $10,233,000, an increase in distributions to shareholders of $4,253,000 and an increase in shareholder redemptions of $4,015,000.

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

The following table presents our FFO and FFO, as adjusted for the three months ended March 31, 2012 and 2011 (in thousands, except share data):

	Three Months Ended March 31,
	2012	2011
Reconciliation of net loss to funds from operations
Net Loss Attributable to CB Richard Ellis Realty Trust Shareholders	$(2,153)	$(2,609)
Adjustments:
Non-controlling interest	(2)	(4)
Real estate depreciation and amortization	17,976	12,274
Net effect of FFO adjustment from unconsolidated entities(1)	13,757	7,564

FFO	$29,578	$17,225
Other Adjustments:
Acquisition expenses	1,897	4,642
Unrealized loss in unconsolidated entity	307	35

FFO, as adjusted	$31,782	$21,902

Net loss per share (basic and diluted)	$(0.01)	$(0.02)
FFO per share (basic and diluted)	$0.12	$0.10
FFO, as adjusted, per share (basic and diluted)	$0.13	$0.13

(1)

Represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation) for each of our unconsolidated entities multiplied by the percentage of income or loss recognized by us for each of these unconsolidated entities during each of the quarters.

Notes Payable

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. Assumption fees and other loan closing costs totaling $765,500 were capitalized as incurred. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. One of the 13 loans, North Rhett III, was paid off in full on November 22, 2011. Principal payments totaling $1,153,000 were made during the three months ended March 31, 2012. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

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

On May 30, 2008, we entered into a £7,500,000 financing arrangement with the Royal Bank of Scotland plc secured by the Thames Valley Five property. On July 27, 2010 we paid down the loan by £1,860,000 leaving a loan balance of £5,640,000 ($9,033,000 at March 31, 2012). The loan is for a term of five years (with a two year extension option) and bears interest at a variable rate adjusted quarterly, (based on nine month GBP-based LIBOR plus 1.01%. In addition, we incurred financing costs of approximately £67,000 ($107,000 at March 31, 2012) associated with obtaining this loan. On August 14, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of March 31, 2012, and expires on May 30, 2013. In conjunction with the loan paydown, we incurred a cost of £227,000 ($361,000 at August 3, 2010) to reduce the notional amount of the interest rate swap from £7,500,000 to £5,640,000. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On October 10, 2008, we entered into a £5,771,000 ($9,242,000 at March 31, 2012) financing agreement with the Royal Bank of Scotland plc secured by Albion Mills Retail Park property. The loan is for a term of five years and bears interest at a variable rate adjusted quarterly, based on three month GBP-based LIBOR plus 1.31%. In addition, we incurred financing costs of approximately £75,000 ($120,000 at March 31, 2012) associated with obtaining this loan. On November 25, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of March 31, 2012 and expires on October 10, 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On November 18, 2008, in connection with the acquisition of Avion Midrise III & IV, we assumed $20,851,000 ($22,186,000 face value less discount of $1,335,000) fixed rate mortgage loan from Capmark Finance, Inc. that bears interest at a rate of 5.52% per annum and matures on April 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $113,000 were made during the three months ended March 31, 2012. In addition, we incurred financing costs totaling $344,000 in conjunction with the assumption of the loan.

On August 5, 2009, in connection with the acquisition of 12650 Ingenuity Drive, we assumed a $12,572,000 ($13,539,000 face value less a discount of $967,000) fixed rate mortgage loan from PNC Bank, National Association that bears interest at a rate of 5.62% and matures on October 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $100,000 were made during the three months ended March 31, 2012. In addition, we incurred financing costs totaling $284,000 in conjunction with the assumption of the loan.

On August 10, 2009, we entered into a £13,975,000 ($22,381,000 at March 31, 2012) financing agreement with the Abbey National Treasury Services plc secured by the Maskew Retail Park property. On September 24, 2009, we drew the full amount of the loan and concurrently entered into an interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% plus 2.26% or 5.68% per annum for the five-year term of the loan. Interest only payments are due quarterly for the term of the loan with principal due at maturity. In addition, we incurred financing costs of approximately £268,000 ($429,000 at March 31, 2012) associated with obtaining this loan.

On June 24, 2010, we assumed two loans in connection with the acquisition of One Wayside Road: (i) a $14,888,000 ($14,633,000 at face value plus a premium of $255,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.66% and matures on August 1, 2015; and (ii) a $12,479,000 ($12,132,000 at face value plus a premium of $347,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.92% and matures on August 1, 2015. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $159,000 were made during the three months ended March 31, 2012 on the two loans. In addition, we incurred financing costs totaling $342,000 in conjunction with the assumption of the loans.

On September 28, 2010, we assumed two loans in connection with the acquisition of 100 Tice Blvd.: (i) a $23,136,000 ($21,218,000 at face value plus a premium of $1,918,000) fixed rate loan from Principal Life Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017; (ii) a $23,136,000 ($21,217,000 at a face value plus a premium of $1,919,000) fixed rate mortgage from Hartford Life and Accidental Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $253,000 were made during the three months ended March 31, 2012 on the two loans. In addition, we incurred financing costs totaling $476,000 in conjunction with the assumption of the loans.

On December 7, 2010, we entered into a $85,000,000 secured term loan through a subsidiary with Wells Fargo Bank, National Association, or the Pacific Corporate Park Loan. The Pacific Corporate Park Loan has a seven-year term, monthly amortization of $250,000 and is secured by Pacific Corporate Park. Upon closing of the Pacific Corporate Park Loan on December 7, 2010, we entered into an interest rate swap agreement with Wells Fargo Bank, National Association to effectively fix the interest rate on the entire outstanding Pacific Corporate Park Loan amount at 4.89% for its seven-year term. Principal and interest payments are due monthly and principal payments totaling $750,000 were made during the three months ended March 31, 2012. In addition, we incurred financing costs of approximately $1,515,000 in conjunction with obtaining the loan.

On December 29, 2010, we entered into a $12,600,000 secured term loan through Woodmen of The World Life Insurance Society secured by the Ten Parkway North property. The Ten Parkway North loan bears interest at a fixed rate of 4.75% per annum and matures on January 1, 2021. Principal and interest payments are due monthly and principal payments totaling $70,000 were made during the three months ended March 31, 2012. In addition, we incurred financing costs of approximately $150,000 in conjunction with obtaining the loan.

Beginning January 2011, principal and interest payments are due monthly on the $9,725,000 term loan secured by Deerfield Commons I that was originally entered into on November 29, 2005. The loan bears interest at a fixed rate of 5.23% per annum and interest only payments were due monthly for the first 60 months. Principal payments totaling $35,000 were made during the three months ended March 31, 2012.

On February 8, 2011, we entered into five cross-collateralized secured term loans totaling $37,000,000 with ING USA Annuity and Life Insurance Company secured by the following properties: 4701 Gold Spike Road, $10,650,000, Summit Distribution Center, $6,700,000, Tolleson Commerce Park II, $4,600,000, 3660 Deerpark Blvd., $7,650,000 and 1985 International Way, $7,400,000. The loans bear interest at a fixed rate of 4.45% and mature on March 1, 2018. Principal and interest payments are due monthly and principal payments totaling $153,000 were made during the three months ended March 31, 2012. In addition, we incurred financing costs of approximately $767,000 in conjunction with obtaining the five loans.

On February 28, 2011, we entered into a $33,000,000 secured term loan with TD Bank secured by the 100 Kimball Drive property. Upon closing the 100 Kimball Drive loan, we simultaneously entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the entire outstanding loan amount to 5.25% for its 10 year term. Principal and interest payments are due monthly and principal payments totaling $166,000 were made during the three months ended March 31, 2012. In addition, we incurred financing costs of approximately $512,000 in conjunction with obtaining the loan.

On April 11, 2011, in connection with the acquisition of 70 Hudson Street, we assumed a $124,113,000 ($120,857,000 face value plus a premium of $3,256,000) fixed rate mortgage loan from Lehman Brothers Bank, FSB that bears interest at a rate of 5.65% and matures on April 11, 2016. Principal and interest payments are due monthly and principal payments totaling $440,000 were made during the three months ended March 31, 2012. In addition, we incurred financing costs totaling $161,000 in conjunction with the assumption of the loan.

On April 11, 2011, in connection with the acquisition of 90 Hudson Street, we assumed a $120,247,000 ($117,562,000 face value plus a premium of $2,685,000) fixed rate mortgage loan from Teachers Insurance and Annuity Association of America that bears interest at a rate of 5.66% and matures on May 1, 2016. On July 14, 2011, we and Teachers Insurance and Annuity Association of America, or the Lender, agreed to modify the $117,562,000 existing mortgage loan assumed by us. The loan was modified to extend its maturity by three years, from May 1, 2016 to May 1, 2019. The 5.66% annual interest rate was unchanged but is subject to a new 30 year amortization schedule. We pre-paid approximately $8,600,000 of loan’s balance (with no pre-payment penalty) in connection with the modification. Principal and interest payments are due monthly and principal payments totaling $355,000 were made during the three months ended March 31, 2012. In addition, we incurred financing costs totaling $702,000 in conjunction with the assumption and modification of the loan.

On June 24, 2011, we entered into a $11,700,000 secured term loan with TD Bank secured by the Kings Mountain III property. Effective July 1, 2011, we entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the entire outstanding loan amount to 4.47% for its 7 year term maturing on July 1, 2018. Principal and interest payments are due monthly and principal payments totaling $65,000 were made during the three months ended March 31, 2012. In addition, we incurred financing costs of approximately $248,000 in conjunction with obtaining the loan.

On December 30, 2011, in connection with the acquisition of Sabal Pavilion, we assumed a $15,428,000 ($14,700,000 face value plus a premium of $728,000) fixed rate mortgage loan from U.S. Bank National Association that bears interest at a rate of 6.38% and matures on August 1, 2013. Interest payments are due monthly with principal due at maturity. In addition, we incurred financing costs totaling $313,000 in conjunction with the assumption of the loan.

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

Upon closing on May 26, 2010, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. to effectively fix the interest rate on the initial $15,000,000 outstanding loan amount at 5.10% for the four-year term of the facility. The interest rate swap was designated as a qualifying cash flow hedge at the start date of the hedge relationship as described in Note 15 “Derivative Instruments.” The Wells Fargo Credit Facility was initially secured by our 13201 Wilfred, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, Crest Ridge Corporate Center I and West Point Trade Center properties. In addition, CBRE OP provides a limited guarantee for the Wells Fargo Credit Facility. The Wells Fargo Credit Facility is subject to certain customary financial covenants, including certain negative financial covenants, which we believe we were in compliance with as March 31, 2012. A commitment fee of $1,050,000 was paid to Wells Fargo Bank, N.A. at the initial closing.

On August 31, 2010, we entered into an amended and restated credit agreement with Wells Fargo Bank, N.A. to expand the Wells Fargo Credit Facility from its initial capacity of $70,000,000 to an amended capacity of $125,000,000 (the “Amended Wells Fargo Credit Facility”). In connection with the Amended Wells Fargo Credit Facility, the minimum outstanding amount was increased to $25,000,000 and as such an additional $10,000,000 was drawn (in addition to the $15,000,000 initially drawn on May 26, 2010) with the remaining $100,000,000 available for disbursement during the term of the facility. The Amended Wells Fargo Credit Facility is secured by an additional three of our properties, for a total of eight properties in all: 13201 Wilfred Lane, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, Crest Ridge Corporate Center, West Point Trade Center, 5160 Hacienda Drive, 10450 Pacific Center Court and 225 Summit Avenue. The interest rate was reduced by 25 basis points to 275 basis points over LIBOR (which rate will apply to all withdrawals from the Amended Wells Fargo Credit Facility other than the initial $15,000,000 that was drawn on May 26, 2010) and the initial interest rate floor of 4.00% was eliminated. The initial maturity date remains May 26, 2014, however we may extend the maturity date to May 26, 2015, subject to certain conditions. The Amended Wells Fargo Credit Facility is subject to certain representations and warranties and customary financial covenants (including certain negative financial covenants) with which we believe we were in compliance as of March 31, 2012. A commitment fee of $632,500 was paid to Wells Fargo Bank, N.A. at closing of the Amended Wells Fargo Credit Facility.

We currently maintain a $25,000,000 ($15,000,000 initially drawn on May 26, 2010 and a second draw of $10,000,000 on August 31, 2010) balance in connection with the amended Wells Fargo Credit Facility, with the remaining $100,000,000 available for disbursement during the time of the facility. The $25,000,000 is included in Loan Payable on our consolidated balance sheet.

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

2012 Quarter	First
Total distributions declared and paid	$36,726,000
Distributions per share	$0.15
Amount of distributions per share funded by cash flows provided by operating entities	$0.1282
Amount of distributions per share funded by uninvested proceeds from financings of our properties	$0.0218

2011 Quarters	First	Second	Third	Fourth
Total distributions declared and paid	$25,306,000	$27,125,000	$29,911,000	$32,785,000
Distributions per share	$0.15	$0.15	$0.15	$0.15
Amount of distributions per share funded by cash flows provided by operating entities	$0.0758	$0.0707	$0.0888	$0.0716
Amount of distributions per share funded by uninvested proceeds from financings of our properties	$0.0742	$0.0793	$0.0612	$0.0784

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

For the quarter ended March 31, 2012, distributions were funded 85.46% by cash flows provided by operating activities and 14.54% from uninvested proceeds from financings of our properties. In addition, distributions totaling $16,777,000 were reinvested in our common shares pursuant to our dividend reinvestment plan during the quarter ended March 31, 2012.

Our 2011 distributions were funded 51.17% by cash flows provided by operating activities and 48.83% from uninvested proceeds from financings of our properties. In addition, 2011 distributions totaling $50,674,000 were reinvested in our common shares pursuant to our dividend reinvestment plan during 2011.

Total distributions declared and paid for the period from inception (July 1, 2004) through March 31, 2012 were $326,897,000 and total Funds from Operations for the period from inception (July 1, 2004) through March 31, 2012 were $218,785,000. For a discussion of our supplemental financial measures, see “—Non-GAAP Supplemental Financial Measure: Funds from Operations.”

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

Off-Balance Sheet Arrangements

As of March 31, 2012, we had five Investments in Unconsolidated Entities: (i) a 5.07% ownership interest in CBRE Strategic Partners Asia; (ii) an 80% ownership interest in the Duke joint venture; (iii) a 90% ownership interest in Afton Ridge; (iv) an 80% ownership interest in the UK JV; and (v) an 80% ownership interest in the European JV. Our investments are discussed in Note 5, to the accompanying consolidated financial statements “Investments in Unconsolidated Entities.”

Contractual Obligations and Commitments

The following table provides information with respect to our consolidated property contractual obligations at March 31, 2012 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Note Payable (and interest payments) Collateralized by Deerfield Commons I	(11,370)	(643)	(1,286)	(9,441)	—
Note Payable (and interest payments) Collateralized by Bolingbrook Point III	(9,078)	(416)	(8,662)	—	—
Notes Payable (and interest payments) Collateralized by the Carolina Portfolio	(62,438)	(6,457)	(12,852)	(12,852)	(30,277)
Note Payable (and interest payments) Collateralized by Lakeside Office Center	(10,749)	(650)	(1,299)	(8,800)	—
Note Payable (and interest payments) Collateralized by Thames Valley Five(1)	(9,857)	(582)	(9,275)	—	—
Note Payable (and interest payments) Collateralized by Albion Mills Retail Park(1)	(9,983)	(485)	(9,498)	—	—
Note Payable (and interest payments) Collateralized by Avion Midrise III & IV	(23,180)	(1,618)	(21,562)	—	—
Note Payable (and interest payments) Collateralized by 12650 Ingenuity Drive	(14,353)	(1,118)	(13,235)	—	—
Note Payable (and interest payments) Collateralized by Maskew Retail Park(1)	(25,715)	(1,270)	(24,445)	—	—
Loan Payable (and interest payments) Wells Fargo Credit Facility(1)(2)	(27,748)	(1,275)	(26,473)	—	—
Note Payable (and interest payments) Collateralized by One Wayside Road	(30,549)	(2,127)	(4,254)	(24,168)	—
Note Payable (and interest payments) Collateralized by 100 Tice Blvd.	(53,408)	(3,469)	(6,939)	(6,939)	(36,061)
Note Payable (and interest payments) Collateralized by Ten Parkway	(16,850)	(862)	(1,724)	(1,724)	(12,540)
Note Payable (and interest payments) Collateralized by Pacific Corporate Park(1)	(99,554)	(6,325)	(13,372)	(11,155)	(68,702)
Note Payable (and interest payments) Collateralized by 4701 Gold Spike Drive	(13,122)	(644)	(1,288)	(1,288)	(9,902)
Note Payable (and interest payments) Collateralized by 1985 International Way	(9,117)	(447)	(895)	(895)	(6,880)
Note Payable (and interest payments) Collateralized by Summit Distribution Center	(8,254)	(405)	(810)	(810)	(6,229)
Note Payable (and interest payments) Collateralized by 3660 Deerpark Boulevard	(9,425)	(462)	(925)	(925)	(7,113)
Note Payable (and interest payments) Collateralized by Tolleson Commerce Park II	(5,667)	(278)	(556)	(556)	(4,277)
Note Payable (and interest payments) Collateralized by 100 Kimball Drive(1)	(46,186)	(2,391)	(4,783)	(4,783)	(34,229)
Note Payable (and interest payments) Collateralized by 70 Hudson Street	(146,330)	(8,585)	(17,169)	(120,576)	—
Note Payable (and interest payments) Collateralized by 90 Hudson Street	(148,382)	(6,897)	(15,048)	(15,048)	(111,389)
Note Payable (and interest payments) Collateralized by Kings Mountain III(1)	(14,585)	(783)	(1,567)	(1,567)	(10,668)
Note Payable (and interest payments) Collateralized by Sabal Pavilion	(15,951)	(938)	(15,013)	—	—

Total	$(821,851)	$(49,127)	$(212,930)	$(221,527)	$(338,267)

(1)

These contractual obligations include the expected net payments due under interest rate swap agreements where in each case we have swapped our variable interest rate payments due under the debt agreements for fixed rates of interest payments.

(2)	Includes the eight properties (see Note 7 “Debt”) that secure the Amended Wells Fargo Credit Facility.

The following table provides information with respect to our unconsolidated property contractual obligations at March 31, 2012 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Notes Payable (and interest payments) Collateralized by Duke Joint Venture	$(469,793)	$(23,778)	$(157,952)	$(103,186)	$(184,877)
Note Payable (and interest payments) Collateralized by Afton Ridge Joint Venture	(25,021)	(1,308)	(23,713)	—	—

Total Notes Payable Collateralized by Unconsolidated Properties(1)	$(494,814)	$(25,086)	$(181,665)	$(103,186)	$(184,877)

(1)	Unconsolidated payment amounts are at our pro rata share of effective ownership and exclude our investment in CBRE Strategic Partners Asia.

As of March 31, 2012, we were committed to pay $242,000 in accrued offering costs. The timing of future payments is uncertain.

As of March 31, 2012, we had an unfunded investment commitment in CBRE Strategic Partners Asia totaling $4,503,000. The timing of future payments is uncertain.

Income Taxes

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2004. As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute currently to our shareholders. Under the Internal Revenue Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they generally distribute at least 90% of their annual net taxable income (excluding net capital gains) to their shareholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Even if we qualify as a REIT, we may still be subject to state, local and foreign taxes on our income and property and to U.S. federal income and excise taxes on our undistributed gross income. Our properties located in Texas are subject to a Texas Gross Margin Tax, Deerfield Commons I is subject to a Georgia Net Worth Tax, properties located in Massachusetts are subject to a Massachusetts Net Worth Tax and properties located in North Carolina are subject to a North Carolina Franchise Tax under which we incurred a total of approximately ($18,000) and $169,000 of taxes for the three months ended March 31, 2012 and 2011.

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

Notes Payable secured by real property are summarized as follows (in thousands):

	Interest Rate as of			Notes Payable as of
Property	March 31, 2012	December 31, 2011	Maturity Date	March 31, 2012	December 31, 2011
Deerfield Commons I.	5.23	5.23	December 1, 2015	$9,552	$9,587
Bolingbrook Point III	5.26	5.26	January 1, 2015	7,900	7,900
Fairforest Bldg. 5(1)	6.33	6.33	February 1, 2024	9,196	9,368
Fairforest Bldg. 6(1)	5.42	5.42	June 1, 2019	2,629	2,703
HJ Park—Bldg. 1(1)	4.98	4.98	March 1, 2013	273	369
North Rhett I(1)	5.65	5.65	August 1, 2019	3,453	3,547
North Rhett II(1)	5.20	5.20	October 1, 2020	1,945	2,005
North Rhett IV(1)	5.80	5.80	February 1, 2025	9,266	9,427
Mt Holly Bldg.(1)	5.20	5.20	October 1, 2020	1,945	2,006
Orangeburg Park Bldg.(1)	5.20	5.20	October 1, 2020	1,978	2,040
Kings Mountain I(1)	5.27	5.27	October 1, 2020	1,698	1,737
Kings Mountain II(1)	5.47	5.47	January 1, 2020	4,979	5,105
Union Cross Bldg. I(1)	5.50	5.50	July 1, 2021	2,501	2,552
Union Cross Bldg. II(1)	5.53	5.53	June 1, 2021	7,634	7,791
Thames Valley Five(2)(3)	6.42	6.42	May 30, 2013	9,033	8,762
Lakeside Office Center	6.03	6.03	September 1, 2015	8,946	8,973
Albion Mills Retail Park(2)(4)(5)	5.25	5.25	October 10, 2013	9,242	8,965
Avion Midrise III & IV(6)	5.52	5.52	April 1, 2014	20,807	20,920
12650 Ingenuity Drive(7)	5.62	5.62	October 1, 2014	12,577	12,677
Maskew Retail Park(2)(8)	5.68	5.68	August 10, 2014	22,381	21,710
One Wayside Road(9)	5.66	5.66	August 1, 2015	14,024	14,115
One Wayside Road(9)	5.92	5.92	August 1, 2015	11,675	11,743
100 Tice Blvd(10)	5.97	5.97	September 15, 2017	20,485	20,612
100 Tice Blvd(10)	5.97	5.97	September 15, 2017	20,485	20,611
Ten Parkway North	4.75	4.75	January 1, 2021	12,284	12,354
Pacific Corporate Park(11)	4.89	4.89	December 7, 2017	81,000	81,750
4701 Gold Spike Drive(12)	4.45	4.45	March 1, 2018	10,477	10,521
1985 International Way(12)	4.45	4.45	March 1, 2018	7,280	7,310
Summit Distribution Center(12)	4.45	4.45	March 1, 2018	6,591	6,619
3770 Deerpark Boulevard(12)	4.45	4.45	March 1, 2018	7,525	7,557
Tolleson Commerce Park II(12)	4.45	4.45	March 1, 2018	4,525	4,544
100 Kimball Drive(13)	5.25	5.25	March 1, 2021	32,355	32,521
70 Hudson Street(14)	5.65	5.65	April 11, 2016	119,300	119,740
90 Hudson Street(14)	5.66	5.66	May 1, 2019	107,563	107,918
Kings Mountain III(15)	4.47	4.47	July 1, 2018	11,530	11,595
Sabal Pavilion(16)	6.38	6.38	August 1, 2013	14,700	14,700

Notes Payable				629,734	632,354
Plus Premium				9,099	9,595
Less Discount				(2,655)	(2,838)
Less Albion Mills Retail Park Fair Value Adjustment				(161)	(190)

Notes Payable Net of Premium / Discount and Fair Value Adjustment				$636,017	$638,921

(1)

These notes payable were assumed from the seller of the Carolina Portfolio on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount. The North Rhett III loan was paid in full on November 22, 2011.

(2)	These loans are subject to certain financial covenants (interest coverage and loan to value).

(3)

We entered into an interest rate swap agreement that fixes the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of March 31, 2012 and expires on May 30, 2013. The stated rates on the mortgage note payable were 2.10% and 1.98% at March 31, 2012 and December 31, 2011 and were based on GBP-based LIBOR plus a spread of 1.01%.

(4)

The Albion Mills Retail Park notes payable balance is presented at cost basis. This loan is carried on our balance sheet at fair value (see Note 17 “Fair Value of Financial Instruments and Investments.”)

(5)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of March 31, 2012 and expires on October 10, 2013. The stated rates on the mortgage note payable were 2.40% and 2.28% at March 31, 2012 and December 31, 2011, respectively, and were based on GBP-based LIBOR plus a spread of 1.31%.

(6)	The loan was assumed from the seller of Avion Midrise III & IV on November 18, 2008 and was recorded at estimated fair value which includes the discount.

(7)	The loan was assumed from the seller of 12650 Ingenuity Drive on August 5, 2009 and was recorded at estimated fair value which includes the discount.

(8)

We entered into an interest rate swap agreement that fixes the GBP-based LIBOR rate at 3.42% plus 2.26% or 5.68% per annum as of March 31, 2012 and expires on August 10, 2014. The stated rates on the mortgage note payable were 3.34% and 3.23% at March 31, 2012 and December 31, 2011 and was based on GBP-based LIBOR plus a spread of 2.26%.

(9)	The two loans were assumed from the seller of One Wayside Road on June 24, 2010 and were recorded at estimated fair value which include the premiums.

(10)	The two loans were assumed from the seller of 100 Tice Blvd. on September 28, 2010 and were recorded at estimated fair value which include the premiums.

(11)

We entered into an interest rate swap agreement that fixed the LIBOR rate at 2.69% plus 2.20% or 4.89% per annum as of March 31, 2012 and expires on December 7, 2017. The stated rates on the mortgage note payable were 2.45 and 2.52% at March 31, 2012 and December 31, 2011, respectively, and was based on LIBOR plus a spread of 2.20%.

(12)	We entered into five loans totaling $37,000,000 on February 8, 2011 that are cross-collateralized by these properties.

(13)

We entered into an interest rate swap agreement that fixed the LIBOR rate at 3.50% plus 1.75% or 5.25% per annum as of March 31, 2012 and expires on March 1, 2021. The stated rates on the mortgage note payable were 2.00% and 2.02% at March 31, 2012, and December 31, 2011, respectively, and were based on LIBOR plus a spread of 1.75%.

(14)	The two loans were assumed from the seller of 70 Hudson Street and 90 Hudson Street, respectively, on April 11, 2011 and were recorded at estimated fair value which include the premiums.

(15)

We entered into an interest rate swap agreement that fixed LIBOR at 2.47% plus 2.00%, or 4.47% per annum as of March 31, 2012 and expires on July 1, 2018. The stated rates on the mortgage note payable were 2.24% and 2.27% at March 31, 2012 and December 31, 2011, respectively, and were based on LIBOR plus a spread of 2.00%

(16)

The loan was assumed from the seller of Sabal Pavilion on December 30, 2011 and was recorded at estimated fair value which includes the premium. The anticipated maturity date as presented represents the early prepayment option date prior to the automatic debt extension which would include an increase in the interest rate to 11.38% and extend until the loan is paid in full.

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

The fair value of long-term debt was estimated based on current interest rates available to us for debt instruments with similar terms. The following tables summarize our financial instruments and their calculated fair value at March 31, 2012 and December 31, 2011 (in thousands):

	As of March 31, 2012
	Carrying Value	Total Fair Value
Financial Assets (Liabilities):
Interest Rate Swaps—Non Qualifying	$(862)	$(862)
Interest Rate Swaps—Qualifying	(11,509)	(11,509)
Notes Payable	(636,017)	(660,978)
Loan Payable	(25,000)	(25,000)

A 100 basis point increase or decrease in interest rates would increase or decrease the fair market value of our notes payable by $24,221,000 at March 31, 2012. In addition, a 100 basis point increase or decrease in interest rates would either increase or decrease annual variable interest expense as follows; approximately $90,000 on the Thames Valley Five property, approximately $92,000 on the Albion Mills Retail Park property and approximately $224,000 on the Maskew Retail Park property.

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

Debt Maturities

The following table details our consolidated and unconsolidated debt maturities as of March 31, 2012 (in thousands):

	Consolidated Debt			Unconsolidated Debt(1)			Consolidated & Unconsolidated Debt (1)
	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total
2012 (Nine months ending December 31, 2012)	$10,712	—	$10,712	$3,684	$—	$3,684	$14,396	$—	$14,396
2013	15,393	32,975	48,368	5,071	102,310	107,381	20,464	135,285	155,749
2014(2)	15,560	78,694	94,254	5,262	40,640	45,902	20,822	119,334	140,156
2015	15,350	48,749	64,099	5,337	66,959	72,296	20,687	115,708	136,395
2016	13,809	111,276	125,085	4,137	8,052	12,189	17,946	119,328	137,274
2017	13,303	98,326	111,629	4,031	—	4,031	17,334	98,326	115,660
2018	9,022	41,789	50,811	3,640	23,822	27,462	12,662	65,611	78,273
2019	7,255	95,265	102,520	3,121	4,416	7,537	10,376	99,681	110,057
2020	5,379	—	5,379	3,273	—	3,273	8,652	—	8,652
2021	2,650	34,032	36,682	2,518	118,257	120,775	5,168	152,289	157,457
2022	1,870	—	1,870	—	—	—	1,870	—	1,870
Thereafter	3,325	—	3,325	—	—	—	3,325	—	3,325

Total	$113,628	$541,106	$654,734	$40,074	$364,456	$404,530	$153,702	$905,562	$1,059,264

Weighted Average Maturity (Years)			5.24			5.24			5.24
Weighted Average Interest Rate			5.42%			5.00%			5.26%

(1)	Unconsolidated debt amounts are at our pro rata share of effective ownership.

(2)

The Thames Valley Five consolidated debt ($9,033,000 at March 31, 2012) maturity date may be extended for an additional two years from May, 2013 to May, 2015. In addition, Afton Ridge has the option to extend the maturity date of the unconsolidated debt ($22,950,000 at March 31, 2012 – our share) for one additional year from October, 2013 to October, 2014.

Encumbered and Unencumbered Properties

The following table details our Encumbered and Unencumbered properties as of March 31, 2012 (Approximate Acquisition Cost and Debt Balance in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance
Encumbered Properties(2)	43	$1,393,989	$654,734	35	$832,171	$404,530	78	$2,226,160	$1,059,264
Unencumbered Properties	35	430,414	—	11	175,582	—	46	605,996	—

Total Properties	78	$1,824,403	$654,734	46	$1,007,753	$404,530	124	$2,832,156	$1,059,264

(1)

Number of Properties at 100%. Approximate Acquisition Cost and Debt Balance for Unconsolidated Properties are at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

(2)	Includes eight properties secured by the Wells Fargo Credit Facility.

Subsequent Events

On April 25, 2012, our Board of Trustees authorized an amendment and restatement of our bylaws, effective as of the date of our 2012 annual meeting of shareholders, to require that the chairman of the board be an independent member of the Board of Trustees.

On April 27, 2012, we entered into the transition to self-management agreement with CBRE Global Investors and the Investment Advisor, pursuant to which we will use our commercially reasonable efforts to become self-managed as soon as practicable but in no event later than the earlier of (i) the termination of the fourth amended and restated advisory agreement or (ii) February 28, 2013. The transition to self-management agreement sets forth certain tasks to be performed by each of the parties to the agreement in order to facilitate our self-management. As part of this agreement, CBRE Global Investors and the Investment Advisor will facilitate and support our efforts to hire 14 identified current employees of the Investment Advisor and/or its affiliates who are currently dedicated to our operations by June 30, 2012. In connection with the aforementioned current employees, we have agreed to assume any severance obligations to those employees who are not offered a reasonably comparable position with us prior to the termination of the fourth amended and restated advisory agreement. We have agreed not to solicit or hire, directly or indirectly, any current or future employees or consultants of CBRE Global Investors and the Investment Advisor or any of their affiliates for employment or in any consulting or similar capacity for 18 months after the date of the transition to self-management agreement, subject to certain qualifications and exceptions. Further, the Investment Advisor will, on or after the termination date of the fourth amended and restated advisory agreement but in no event later than February 28, 2013, at our request, deliver to CBRE OP a bill of sale and assignment to transfer to us certain assets enumerated in the agreement. Additionally, we have agreed to engage CBRE Global Investors or one of its affiliates to provide transactional financial advisory services for a five year period commencing upon the termination of the fourth amended and restated advisory agreement, in connection with any (i) merger, consolidation or other business combination; or (ii) the sale, transfer, exchange or other disposition of 10% or more of our business, assets or voting securities (excluding the sale of any securities pursuant to a registration statement filed pursuant to the Securities Act of 1933, as amended). The transactional financial advisory fee payable by us to CBRE Global Investors or its affiliate upon the closing of a transaction will be equal to one-quarter of one percent (0.25%) of the consideration in the transaction, as defined in the transition to self-management agreement, plus the reimbursement of reasonable expenses. We have also agreed that in connection with any proposal to amend the indemnification provisions of our declaration of trust to expand the indemnification available to our Board of Trustees that is recommended by our Board of Trustees to our shareholders for their approval, that we will also include a similar expansion in the indemnity available to CBRE Global Investors, the Investment Advisor and their affiliates and certain of their personnel.

Upon the termination of the fourth amended and restated advisory agreement, we will enter into a transitional services agreement with CBRE OP and the Investment Advisor pursuant to which the Investment Advisor will provide certain consulting related services to us at the direction of our officers and other personnel for a term ending April 30, 2013. For consulting services provided to us in connection with the management of our assets or the acquisition of assets, the Investment Advisor will be paid management and acquisition fees on the same terms as provided for in the fourth amended and restated advisory agreement. We may also pay the Investment Advisor (or its affiliates) property management, leasing, construction and real estate commission fees to the extent we retain the Investment Advisor to provide these types of services, and the payment of fees for these services will be on the same terms provided for in the fourth amended and restated advisory agreement. We will reimburse the Investment Advisor for certain expenses paid or incurred in connection with services provided under the transitional services agreement. In addition, the Investment Advisor will only be entitled to reimbursement for third party expenses incurred in connection with services provided pursuant to the transitional services agreement that we have approved in writing. Our sole obligation to reimburse the Investment Advisor for expenses incurred related to personnel costs shall be to make an aggregate payment equal to $2,500,000 on the effective date of such agreement. Prior to the termination of the transitional services agreement, the parties will agree to negotiate in good faith regarding any additional services we may wish to continue to receive from the Investment Advisor at that time.

On April 27, 2012, we entered into that certain fourth amended and restated advisory agreement (the “Fourth Amended Advisory Agreement”) with CBRE OP and the Investment Advisor, effective May 1, 2012. The Fourth Amended Advisory Agreement generally contains the same terms and conditions as the Third Amended Advisory Agreement, except for the following material changes: (i) the term of the agreement was modified to expire on the earlier of (a) June 30, 2012 or (b) such date that we become self-managed through the hiring of a majority of 14 identified current employees of the Investment Advisor and/or its affiliates, subject to up to four successive two-month renewals; provided, however, that no renewal shall be permitted if we have become self-managed; (ii) to the extent we assume costs prior to the termination of the Fourth Amended Advisory Agreement in connection with our transition to self-management of the type which were previously borne by the Investment Advisor pursuant to the Third Amended Advisory Agreement, then the fees paid to the Investment Advisor will be correspondingly reduced on a monthly basis, subject to certain adjustments; and (iii) the indemnification provisions were modified to specify that we will indemnify the Investment Advisor and its affiliates under any predecessor advisory agreement, future services agreement or arising from the performance of duties as an officer or trustee of us or another entity for which they served at our request.

On April 27, 2012, we entered into that certain third amended and restated agreement of limited partnership (the “Third Amended Partnership Agreement”) with each of the limited partners of the CBRE OP, effective May 1, 2012. The Third Amended Partnership Agreement generally contains the same terms and conditions as the Second Amended Partnership Agreement, except with respect to the redemption of the Class B interest. Under the Third Amended Partnership Agreement, the Class B interest may be redeemed upon the earliest to occur of (i) the exercise by the holder of the Class B interest of its right to require CBRE OP to redeem its interest, which such right continues for five years from the date of the agreement, (ii) the fifth anniversary of the date of the agreement, (iii) certain other liquidity events, (iv) a merger or sale transaction (a “Merger or Sale”), or (v) our common shares becoming listed or admitted to trading on a national securities exchange or designated for quotation on the NASDAQ Global Select Market or the NASDAQ Global Market (a “Listing”). CBRE OP may reject a redemption and institute a blackout period with respect to redemptions upon the determination by our Board of Trustees that an appraisal process would not be in the best interest of CBRE OP at the time of the proposed redemption. A blackout period may only be imposed as the result of a potential Merger or Sale or potential Listing. The consideration received for the redemption of the Class B interest will depend upon the event triggering the redemption. In the event of a redemption in connection with (a) a Listing, the consideration will be determined based on the market value of our shares for a 30 day period beginning 150 days after the Listing, or (b) a Merger or Sale, the consideration will be determined based on our aggregate share value in the transaction. In the event of a redemption as a result of (a) the exercise by the holder of the Class B interest of its redemption right, (b) the fifth anniversary of the date of the agreement or (c) certain other liquidity events, the consideration will be determined based on an appraisal process.

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

Changes in Internal Controls Over Financial Reporting

No changes in internal control over financial reporting occurred during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any material legal proceedings as of March 31, 2012.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in Item 1.A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities and Repurchases of Securities

During the three months ended March 31, 2012, we did not sell any equity securities that are not registered under the Securities Act of 1933, as amended.

The following table provides information with respect to our Share Redemption Program for the three months ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
January	1,026,526.81	$9.21	N/A	N/A
February	—	—	N/A	N/A
March	—	—	N/A	N/A
Total	1,026,526.81	$9.21	N/A	N/A

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

The registration statement relating to our follow-on public offering (No. 333-152653) was declared effective on January 30, 2009. CNL Securities Corp. was the dealer manager of our follow-on offering. The registration statement covered up to $3,000,000,000 in common shares of beneficial interest, 90% of which were offered at a price of $10.00 per share, and 10% of which were offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor or another firm we choose for that purpose. Our follow on offering was closed on January 30, 2012. From January 30, 2009 (effective date) through March 31, 2012, we had accepted subscriptions from 49,990 investors, issued 190,672,251 common shares and received $1,901,137,211 in gross offering proceeds pursuant to our public offering after payment of $39,683,213 in acquisition fees and related expenses, payment of approximately $108,365,000 in selling commissions, $35,900,000 in dealer manager fees, $17,833,000 in marketing support fees and payment of approximately $24,236,000 in organization and offering expenses. As of March 31, 2012, we had raised aggregate net offering proceeds of approximately $1,675,119,998.

Item 3	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Second Amended and Restated Bylaws of CB Richard Ellis Realty Trust (Previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File 000-53200) filed April 30, 2012 and incorporated herein by reference).

10.1	Transition to Self-Management Agreement, by and among CB Richard Ellis Realty Trust, CBRE Operating Partnership, L.P., CBRE Global Investors, LLC and CBRE Advisors LLC, dated April 27, 2012 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File 000-53200) filed April 30, 2012 and incorporated herein by reference).

10.2	Fourth Amended and Restated Advisory Agreement, by and among CB Richard Ellis Realty Trust, CBRE Operating Partnership, L.P., and CBRE Advisors LLC, dated April 27, 2012 (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File 000-53200) filed April 30, 2012 and incorporated herein by reference).

10.3	Third Amended and Restated Agreement of Limited Partnership, by and among CB Richard Ellis Realty Trust and the limited partners named therein, dated April 27, 2012 (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File 000-53200) filed April 30, 2012 and incorporated herein by reference).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101*	The following materials from CB Richard Ellis Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to the Condensed Consolidated Financial Statements, furnished herewith.

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

CB RICHARD ELLIS REALTY TRUST

Date: May 15, 2012	/s/ JACK A. CUNEO
Jack A. Cuneo President and Chief Executive Officer

Date: May 15, 2012	/s/ LAURIE E. ROMANAK
Laurie E. Romanak Chief Financial Officer