Form 10-Q
period 2012-06-30
CHAMBERS STREET PROPERTIES
filed 2012-08-14
CIK 1297587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 000-53200

CHAMBERS STREET PROPERTIES

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

The number of shares outstanding of the registrant’s common shares, $0.01 par value, was 249,390,337 of August 13, 2012.

CHAMBERS STREET PROPERTIES

i

PART I.

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

CHAMBERS STREET PROPERTIES

Condensed Consolidated Balance Sheets

as of June 30, 2012 and December 31, 2011 (unaudited)

(In Thousands, Except Share Data)

	June 30, 2012	December 31, 2011
ASSETS
Investments in Real Estate:
Land	$350,608	$338,401
Site Improvements	155,897	150,936
Buildings and Improvements	974,935	938,640
Tenant Improvements	76,335	74,896

	1,557,775	1,502,873
Less: Accumulated Depreciation and Amortization	(109,293)	(88,147)

Net Investments in Real Estate	1,448,482	1,414,726
Investments in Unconsolidated Entities	525,113	537,631
Real Estate and Other Assets Held for Sale	2,886	0
Construction In Progress and Other Assets—Variable Interest Entity	47,900	17,233
Cash and Cash Equivalents	273,789	238,277
Restricted Cash	10,538	7,216
Accounts and Other Receivables, Net of Allowance of $539 and $821, respectively	5,848	5,036
Deferred Rent	21,481	17,719
Acquired Above-Market Leases, Net of Accumulated Amortization of $19,463 and $15,729, respectively	29,761	31,415
Acquired In-Place Lease Value, Net of Accumulated Amortization of $75,048 and $60,861, respectively	151,278	158,655
Deferred Financing Costs, Net of Accumulated Amortization of $5,266 and $4,189, respectively	6,443	7,294
Lease Commissions, Net of Accumulated Amortization of $1,310 and $990, respectively	3,885	3,522
Other Assets	1,684	1,976

Total Assets	$2,529,088	$2,440,700

LIABILITIES, NON-CONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
LIABILITIES
Notes Payable, Less Discount of $2,476 and $2,838, plus premium of $8,582 and $9,595, respectively	$622,465	$630,146
Note Payable at Fair Value	8,935	8,775
Loan Payable	25,000	25,000
Security Deposits	1,082	741
Accounts Payable and Accrued Expenses	20,062	20,128
Accounts Payable and Accrued Expenses—Variable Interest Entity	14,252	3,305
Accrued Offering Costs Payable to Related Parties	0	1,974
Acquired Below-Market Leases, Net of Accumulated Amortization of $16,115 and $13,876, respectively	26,926	29,148
Above-Market Ground Leases, Obligation, Net of Accumulated Amortization of $53 and $17, respectively	1,447	1,483
Property Management Fee Payable to Related Party	282	190
Investment Management Fee Payable to Related Party	2,204	1,968
Distributions Payable	37,366	32,785
Interest Rate Swaps at Fair Value—Non-Qualifying Hedges	722	958
Interest Rate Swaps at Fair Value—Qualifying Hedges	13,887	12,340

Total Liabilities	774,630	768,941
COMMITMENTS AND CONTINGENCIES (NOTE 18)
NON-CONTROLLING INTERESTS
Operating Partnership Units	2,464	2,464
Class B Interest	200	0
Non-Controlling Interest—Variable Interest Entity	826	686
SHAREHOLDERS’ EQUITY
Common Shares of Beneficial Interest, $0.01 par value, 990,000,000 shares authorized; 249,339,082 and 230,955,633 issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	2,493	2,309
Additional Paid-in-Capital	2,203,116	2,038,566
Accumulated Deficit	(426,746)	(348,602)
Accumulated Other Comprehensive Loss	(27,895)	(23,664)

Total Shareholders’ Equity	1,750,968	1,668,609

Total Liabilities, Non-Controlling Interests and Shareholders’ Equity	$2,529,088	$2,440,700

See accompanying notes to condensed consolidated financial statements.

CHAMBERS STREET PROPERTIES

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

(In Thousands, Except Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES
Rental	$36,568	$29,605	$71,887	$54,297
Tenant Reimbursements	8,318	7,432	16,398	13,010

Total Revenues	44,886	37,037	88,285	67,307
EXPENSES
Operating and Maintenance	4,833	4,104	9,941	7,517
Property Taxes	5,410	4,659	10,786	8,734
Interest	8,711	9,385	17,467	15,395
General and Administrative	2,269	1,375	4,434	2,921
Property Management Fee to Related Party	390	175	772	585
Investment Management Fee to Related Party	6,150	5,235	12,111	9,493
Acquisition Expenses	31	6,852	1,409	11,493
Depreciation and Amortization	17,985	14,972	35,961	27,245
Transition Costs	1,936	0	1,936	0

Total Expenses	47,715	46,757	94,817	83,383

OTHER INCOME AND EXPENSES
Interest and Other Income	485	435	1,545	811
Net Settlement Payments on Interest Rate Swaps	(164)	(180)	(324)	(354)
Gain (Loss) on Interest Rate Swaps	122	(108)	246	145
Loss on Note Payable at Fair Value	(25)	(8)	(60)	(34)

Total Other Income and (Expenses)	418	139	1,407	568

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND EQUITY IN INCOME OF UNCONSOLIDATED ENTITIES	(2,411)	(9,581)	(5,125)	(15,508)
PROVISION FOR INCOME TAXES	(160)	(230)	(142)	(300)
EQUITY IN INCOME OF UNCONSOLIDATED ENTITIES	1,087	341	1,629	3,551

NET LOSS FROM CONTINUING OPERATIONS	(1,484)	(9,470)	(3,638)	(12,257)

DISCONTINUED OPERATIONS
Income from Discontinued Operations	0	220	0	395
Realize Loss from Sale	0	(126)	0	(126)
Loss on Write Down to Net Sales Value	(415)	0	(415)	0

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(415)	94	(415)	269

NET LOSS	(1,899)	(9,376)	(4,053)	(11,988)

Net Loss Attributable to Non-Controlling Operating Partnership Units	0	13	2	16

NET LOSS ATTRIBUTABLE TO CHAMBERS STREET PROPERTIES SHAREHOLDERS	$(1,899)	$(9,363)	$(4,051)	$(11,972)

Basic and Diluted Net Loss Per Share from Continuing Operations Attributable to Chambers Street Properties Shareholders	$(0.01)	$(0.05)	$(0.02)	$(0.07)

Basic and Diluted Net Loss Per Share from Discontinued Operations Attributable to Chambers Street Properties Shareholders	$0.00	$0.00	$0.00	$0.00

Weighted Average Common Shares Outstanding—Basic and Diluted	249,117,722	180,834,359	246,983,416	174,813,725
Dividends Declared Per Share	$0.15	$0.15	$0.30	$0.30

See accompanying notes to condensed consolidated financial statements.

CHAMBERS STREET PROPERTIES

Condensed Consolidated Statements of Comprehensive Loss

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NET LOSS	$(1,899)	$(9,376)	$(4,053)	$(11,988)
Foreign Currency Translation (Loss) Gain	(8,638)	2,166	(2,157)	7,188
Swap Fair Value Adjustments	(3,022)	(3,315)	(2,079)	(2,532)

COMPREHENSIVE LOSS	(13,559)	(10,525)	(8,289)	(7,332)
Comprehensive Loss Attributable to Non-Controlling Operating Partnership Units	9	13	4	10

COMPREHENSIVE LOSS ATTRIBUTABLE TO CHAMBERS STREET PROPERTIES SHAREHOLDERS	$(13,550)	$(10,512)	$(8,285)	$(7,322)

See accompanying notes to condensed consolidated financial statements.

CHAMBERS STREET PROPERTIES

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2012 and 2011 (unaudited)

(In Thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,053)	$(11,988)
Adjustments to Reconcile Net Loss to Net Cash Flows Provided by Operating Activities:
Equity in Income of Unconsolidated Entities	(1,629)	(3,551)
Distributions from Unconsolidated Entities	21,185	11,844
Gain on Interest Rate Swaps	(246)	(145)
Loss on Note Payable at Fair Value	60	34
Loss on Write Down to Net Sales Value	415	0
Net Realized Loss on Sale of Real Property	0	126
Depreciation and Amortization of Building and Improvements	21,519	16,768
Amortization of Deferred Financing Costs	949	815
Amortization of Acquired In-Place Lease Value	14,123	10,294
Amortization of Above and Below Market Leases	1,501	770
Amortization of Lease Commissions	319	183
Amortization of Discount (Premium) on Notes Payable	(651)	(11)
Share Based Compensation	200	28
Changes in Assets and Liabilities:
Accounts and Other Receivables	(812)	520
Deferred Rent	(3,762)	(4,814)
Other Assets	(334)	205
Accounts Payable and Accrued Expenses	7,320	4,153
Investment and Property Management Fees Payable to Related Party	326	329

Net Cash Flows Provided By Operating Activities	56,430	25,560

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Real Property	(64,340)	(101,860)
Proceeds from Sale of Real Property	0	1,169
Investments in Unconsolidated Entities	(12,793)	(47,873)
Distributions from Unconsolidated Entities	2,400	0
Restricted Cash	(2,934)	(2,584)
Lease Commissions	(684)	(1,877)
Improvements to Investments in Real Estate	(28,346)	(6,293)

Net Cash Flows Used in Investing Activities	(106,697)	(159,318)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Common Shares—Public Offering	172	252
Proceeds from Additional Paid-in-Capital—Public Offering	171,086	250,791
Redemption of Common Shares	(19,621)	(16,227)
Payment of Offering Costs	(20,440)	(27,627)
Payment of Distributions	(37,997)	(28,243)
Distribution to Non-Controlling Interest Operating—Partnership Units	(74)	(74)
Contribution from Non-Controlling Interest—Variable Interest Entity	140	0
Borrowing on Loan Payable	0	30,000
Principal Payment on Loan Payable	0	(65,000)
Proceeds from Notes Payable	0	81,700
Principal Payments on Notes Payable	(7,380)	(24,985)
Deferred Financing Costs	(480)	(2,322)
Security Deposits	341	(257)

Net Cash Flows Provided by Financing Activities	85,747	198,008

EFFECT OF FOREIGN CURRENCY TRANSLATION	32	(41)

Net Increase in Cash and Cash Equivalents	35,512	64,209
Cash and Cash Equivalents, Beginning of the Period	238,277	48,218

Cash and Cash Equivalents, End of the Period	$273,789	$112,427

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for Interest	$21,046	$13,403
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distributions Declared and Payable	$37,366	$27,125
Proceeds from Dividend Reinvestment Program	$31,513	$21,118
Application of Deposit to Investment in Unconsolidated Entities	$0	$7,500
Application of Deposit to Investment in Real Estate	$0	$10,505
Duke joint venture Contribution/Distribution—Amazon Expansion	$874	$12,002
Notes Payable Assumed on Acquisitions of Real Estate	$0	$238,419
Share Awards Increase in Additional Paid-In-Capital	$0	$28
Accrued Offering Cost	$3	$1,917
Accounts Payable and Accrued Expenses—CIP	$3,691	$0

See accompanying notes to condensed consolidated financial statements.

CHAMBERS STREET PROPERTIES

Condensed Consolidated Statements of Shareholders’ Equity

For the Six Months Ended June 30, 2012 and 2011 (unaudited)

(In Thousands, Except Share Data)

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

	Shares	Amount
Balance at December 31, 2011	230,955,633	$2,309	$2,038,566	$(348,602)	$(23,664)	$1,668,609
Net Loss Attributable to Chambers Street Properties Shareholders	0	0	0	(4,051)	0	(4,051)
Other Comprehensive Loss	0	0	0	0	(4,231)	(4,231)
Net Contributions From Public Offering of Common Shares, $0.01 Par Value	20,487,763	205	202,566	0	0	202,771
Costs Associated with Public Offering	0	0	(18,336)	0	0	(18,336)
Redemption of Common Shares	(2,104,314)	(21)	(19,600)	0	0	(19,621)
Adjustment to Record Non-Controlling Interest at Redemption Value	0	0	(80)	0	0	(80)
Distributions	0	0	0	(74,093)	0	(74,093)

Balance at June 30, 2012	249,339,082	$2,493	$2,203,116	$(426,746)	$(27,895)	$1,750,968

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

	Shares	Amount
Balance at December 31, 2010	164,511,253	$1,645	$1,446,559	$(214,216)	$(11,686)	$1,222,302
Net Loss Attributable to Chambers Street Properties Shareholders	0	0	0	(11,972)	0	(11,972)
Other Comprehensive Income	0	0	0	0	4,650	4,650
Net Contributions From Public Offering of Common Shares, $0.01 Par Value	27,341,762	274	271,886	0	0	272,160
Trustee Common Shares	3,000	0	28	0	0	28
Costs Associated with Public Offering	0	0	(28,512)	0	0	(28,512)
Redemption of Common Shares	(1,790,615)	(18)	(16,209)	0	0	(16,227)
Adjustment to Record Non-Controlling Interest at Redemption Value	0	0	(84)	0	0	(84)
Contribution	0	0	0	0	0	0
Distributions	0	0	0	(52,432)	0	(52,432)

Balance at June 30, 2011	190,065,400	$1,901	$1,673,668	$(278,620)	$(7,036)	$1,389,913

See accompanying notes to condensed consolidated financial statements.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

1. Organization and Nature of Business

Chambers Street Properties (the “Company”), formerly known as CB Richard Ellis Realty Trust, was formed on March 30, 2004 under the laws of the state of Maryland. CSP Operating Partnership, LP (“CSP OP”), formerly known as CBRE Operating Partnership, L.P., was formed in Delaware on March 30, 2004, with the Company as the sole general partner (the “General Partner”). The Company has elected to be taxed as a real estate investment trust (“REIT”) under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), beginning with its taxable period ended December 31, 2004. The Company was formed to raise capital and acquire ownership interests in high quality real estate properties, focusing primarily on office and industrial (primarily warehouse/distribution) and to a lesser extent, retail and potentially multi-family residential properties.

On July 1, 2004, the Company commenced operations and issued 6,844,313 common shares of beneficial interest in connection with the initial capitalization of the Company. For each common share the Company issued, one limited partnership unit in CSP OP was issued to the Company in exchange for the cash proceeds from the issuance of the common shares. In addition, CBRE REIT Holdings, LLC (“REIT Holdings”) an affiliate of the former investment advisor, purchased 29,937 limited partnership units in CSP OP as a limited partner. During October 2004, the Company issued an additional 123,449 common shares of beneficial interest to an unrelated third-party investor.

On October 24, 2006, the Company commenced an initial public offering of up to $2,000,000,000 of its common shares. In connection with that offering, the Company had accepted subscriptions from 13,270 investors, issued 60,808,967 common shares including 1,487,943 common shares issued pursuant to our dividend reinvestment plan, and received $607,345,702 in gross proceeds. Our initial public offering was terminated effective as of the close of business on January 29, 2009. On January 30, 2009, the Company commenced a follow-on public offering of up to $3,000,000,000 of its common shares. In connection with that offering, from January 30, 2009 (effective date) through January 30, 2012 (close), we had accepted subscriptions from 49,990 investors, issued 190,672,251 common shares including 11,170,603 common shares issued pursuant to our dividend reinvestment plan, and received $1,901,137,211 in gross proceeds. On February 3, 2012, the Company filed a registration statement on Form S-3 to register 25,000,000 of its common shares for up to $237,500,000 pursuant to the amended and restated dividend reinvestment plan. On July 5, 2012, the Company filed post-effective amendment no. 1 to the registration statement on Form S-3 containing the second amended and restated dividend reinvestment plan to reflect the change in the Company’s name.

The Company operates in an umbrella partnership REIT structure in which its majority-owned subsidiary, CSP OP, owns, directly or indirectly, substantially all of the properties acquired on behalf of the Company. The Company, as the sole general partner of CSP OP, owns approximately 99.90% of the common partnership units therein. REIT Holdings, an affiliate of the former investment advisor, holds the remaining interest through 246,361 limited partnership units representing approximately a 0.10% ownership interest in the total limited partnership units. In exchange for services provided to the Company relating to its formation and future services, REIT Holdings also owns a Class B limited partnership interest (“Class B interest”).

Historically, all of the business activities of the Company were managed by CBRE Advisors LLC (the “former investment advisor”) pursuant to the fourth amended and restated advisory agreement (the “Fourth Amended Advisory Agreement”), which terminated according to its terms on June 30, 2012. As a result, subsequent to this date, we have transitioned to a self-managed company and currently employ a staff of 20 people. Our internal management team now manages our day-to-day operations and oversees and supervises our employees and outside service providers. Hereinafter, acquisitions and asset management services are expected to be performed principally by the Company employees, with certain monitored services provided by third parties at market rates. In addition, effective July 1, 2012, the Company entered into a transitional services agreement with CSP OP and the former investment advisor pursuant to which the former investment advisor will provide certain consulting related services to the Company at the direction of our officers and other personnel for a term ending April 30, 2013.

See Note 20 “Subsequent Events” for a discussion of the Transitional Services Agreement.

Unless the context otherwise requires or indicates, references to “we,” “the Company” “our,” and “us” refer to the activities of and the assets and liabilities of the business and operations of Chambers Street Properties and its subsidiaries.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

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

In the opinion of management, all adjustments of a normal recurring nature considered necessary in all material respects to present fairly our financial position, results of our operations and cash flows as of and for the three and six months ended June 30, 2012 have been made. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results of operations to be expected for the entire year.

Principles of Consolidation

Because we are the sole general partner and majority owner of CSP OP and have majority control over their management and major operating decisions, the accounts of CSP OP are consolidated in our financial statements. The interests of REIT Holdings are reflected in non-controlling interest in the accompanying consolidated financial statements. All inter-company accounts and transactions are eliminated in consolidation. CBRE Global Investors, L.L.C. (“CBRE Global Investors”), an affiliate of the former investment advisor, also owns an interest in us through its ownership of 243,229 common shares of beneficial interest at June 30, 2012 and December 31, 2011.

Investment in Unconsolidated Entities

Our determination of the appropriate accounting method with respect to our investment in CB Richard Ellis Strategic Partners Asia II-A, L.P. (“CBRE Strategic Partners Asia”), which is not considered a Variable Interest Entity (“VIE”), is partially based on CBRE Strategic Partners Asia’s sufficiency of equity investment at risk which was triggered by a substantial paydown during 2009 of its subscription line of credit, which is backed by investor capital commitments to fund its operations. We account for this investment under the equity method of accounting.

We determine if an entity is a VIE based on several factors, including whether the entity’s total equity investment at risk upon inception is sufficient to finance the entity’s activities without additional subordinated financial support. We make judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, then a quantitative analysis, if necessary. In a quantitative analysis, we incorporate various estimates, including estimated future cash flows, asset holding periods and discount rates, as well as estimates of the probabilities of the occurrence of various scenarios occurring. If the entity is a VIE, we then determine whether to consolidate the entity as the primary beneficiary. We determine whether an entity is a VIE and, if so, whether it should be consolidated by utilizing judgments and estimates that are inherently subjective. If we made different judgments or utilized different estimates in these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not we consolidate such entity.

With respect to our majority limited membership interests in the Duke/Hulfish, LLC joint venture (the “Duke joint venture”), the Afton Ridge Joint Venture, LLC (“Afton Ridge”), the Goodman Princeton Holdings (Jersey) Limited joint venture (the “UK JV”) and the Goodman Princeton Holdings (LUX) SARL joint venture (the “European JV”), we considered the Accounting Standards Codification (“ASC”) Topic “Consolidation“ (“FASB ASC 810”) in determining that we did not have control over the financial and operating decisions of such entities due to the existence of substantive participating rights held by the minority limited members who are also the managing members of the Duke joint venture and Afton Ridge, and the investment advisors/managers of the UK JV and the European JV, respectively.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

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

Consolidated Variable Interest Entities

In December 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-17, “Consolidations“ (“Topic 810”): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This ASU incorporates the Statement of Financial Accounting Standards (SFAS) No. 167, “Amendments to FASB Interpretation No. 46(R),” issued by the FASB in June 2009. The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact such entity’s economic performance and (i) the obligation to absorb losses of such entity or (ii) the right to receive benefits from such entity. ASU 2009-17 also requires additional disclosures about a reporting entity’s involvement in variable interest entities, which enhances the information provided to users of financial statements.

In October 2011, a consolidated subsidiary of the Company, RT Atwater Holding, LLC, entered into a real estate development venture with the Trammel Crow Company, a wholly-owned subsidiary of CBRE Group, Inc. a former related party of ours, whereby the Company would own 95% of the newly formed entity and the Trammel Crow Company would own the remaining 5% of the entity. The new entity, RT/TC Atwater, LP (“Atwater”), was formed for the purpose of developing and then operating a build-to-suit suburban office and research facility for a single tenant that has agreed to a minimum lease term of 12 years starting from the completion of construction of the facility. Through the provisions of the Atwater, LP agreement, the Company and the Trammel Crow Company collectively have the power to direct the activities that most significantly impact the economic performance of the entity. The entity was deemed a variable interest entity and the entity within the related party group most closely associated with the entity was determined to be the Company, which began to consolidate the entity at its inception in October 2011.

On February 16, 2012, we entered into a construction loan agreement with Atwater, a consolidated joint venture, to provide it with up to $49,575,000 of financing which will be available for disbursements to fund construction expenditures at 1400 Atwater Drive. We will receive a $250,000 financing fee from the joint venture for providing this construction loan. The construction loan will bear interest at 5.00% of amounts outstanding and is scheduled to mature on April 30, 2013, unless otherwise extended. This construction loan has been eliminated in the consolidation of Atwater for reporting purposes.

Atwater’s construction in progress and other assets, including the initial land acquired by Atwater in October 2011, is $47,900,000 and $17,233,000 at June 30, 2012 and December 31, 2011. The assets of the entity are the sole collateral for the other liabilities of the entity. For the three and six months ended June 30, 2012 and 2011, there were no revenues and operating expenses relating to the operating activities of the entity. All activity of the entity has been strictly geared toward the development of the property. The Atwater cash balance was $0 at June 30, 2012. The capital account of the Trammel Crow Company is included in non-controlling interest—variable interest entity on the accompanying consolidated balance sheets at June 30, 2012 and December 31, 2011, respectively.

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

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

Cash Equivalents

We consider short-term investments with maturities of three months or less when purchased to be cash equivalents. As of June 30, 2012 and December 31, 2011, cash equivalents consisted primarily of investments in money market funds.

Restricted Cash

Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of June 30, 2012 and December 31, 2011, our restricted cash balance was $10,538,000 and $7,216,000, respectively, which represents amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by our agreements with our lenders.

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

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

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred. As of June 30, 2012 and December 31, 2011, we owned, on a consolidated basis 78 and 77 real estate investments, respectively.

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

No impairment of long-lived assets was recognized during the six months ended June 30, 2012 and 2011.

Other Assets

Other assets include the following as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Prepaid insurance	$1,075	$401
Prepaid real estate taxes	0	184
Other	609	1,391

Total	$1,684	$1,976

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

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

Non-Controlling Interest Operating Partnership Units

We owned a 99.90%, 99.89% and 99.87% partnership interest in CSP OP as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively. The remaining 0.10%, 0.11% and 0.13% partnership interest as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively, was owned by REIT Holdings in the form of 246,361 non-controlling operating partnership units which are exchangeable on a one for one basis for common shares of the Company, with an estimated aggregate redemption value of $2,464,000.

With respect to the operating partnership units, FASB ASC 480-10 Distinguishing Liabilities from Equity requires non-controlling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer to be further evaluated under the Codification Sub-Topic “Derivatives and Hedging—Conditions Necessary for Equity Classification“ (“FASB ASC 815-40-25-10”) to determine whether permanent equity or temporary equity classification on the balance sheet is appropriate. Since the operating partnership units contain such a provision, we evaluated this guidance and determined that the operating partnership units do not meet the requirements to qualify for equity presentation. As a result, upon the adoption of FASB ASC 810 Consolidation and the related revisions to FASB ASC 480-10 the operating partnership units are presented in the temporary equity section of the consolidated balance sheets and reported at the higher of their proportionate share of the net assets of CSP OP or fair value, with period to period changes in value reported as an adjustment to shareholder’s equity. Under the terms of the April 27, 2012 third amended and restated agreement of limited partnership, as amended from time to time (the “Third Amended Partnership Agreement”), the fair value of the operating partnership units is determined as an amount equal to the redemption value as defined therein.

Purchase Accounting for Acquisition of Investments in Real Estate

We apply the acquisition method to all acquired real estate investments. The purchase consideration of the real estate is allocated to the acquired tangible assets, which consist primarily of land, site improvements, building and tenant improvements and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, value of tenant relationships and acquired ground leases, based in each case on their fair values. Loan premiums, in the case of above-market rate loans, or loan discounts, in the case of below-market loans, will be recorded based on the fair value of any loans assumed in connection with acquiring the real estate.

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the estimated cost of operations during a theoretical lease-up period to replace in-place leases, including lost revenues and any unreimbursed operating expenses, plus an estimate of deferred leasing commissions for in-place leases. This aggregate value is allocated between in-place lease value and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in-place lease value for the real estate acquired, as such value and its consequence to amortization expense is immaterial for these particular acquisitions. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases is amortized as an expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written-off.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). In the accompanying consolidated balance sheets, accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and swap fair value adjustments for qualifying hedges.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable year ended December 31, 2004. To qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) as defined in the Internal Revenue Code, to our shareholders and satisfy certain other organizational and operating requirements. We generally will not be subject to U.S. federal income taxes if we distribute 100% of our net taxable income each year to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to U.S. federal income taxes and excise taxes on our undistributed taxable income. Except as discussed below, we believe that we have met all of the REIT distribution and technical requirements for the six months ended June 30, 2012 and the year ended December 31, 2011. We intend to continue to adhere to these requirements and maintain our REIT qualification.

In order for distributions to be deductible for U.S. federal income tax purposes and count towards our distribution requirement, they must not be “preferential dividends.” A distribution will not be treated as preferential if it is pro rata among all outstanding shares of stock within a particular class. IRS guidance, however, allows a REIT to offer shareholders participating in its dividend reinvestment program (“DRIP”) up to a 5% discount on shares purchased through the DRIP without treating such reinvested dividends as preferential. Our DRIP offers a 5% discount. In 2007, 2008 and the first two quarters of 2009, common shares issued pursuant to our DRIP were treated as issued as of the first day following the close of the quarter for which the distributions were declared, and not on the date that the cash distributions were paid to shareholders not participating in our DRIP. Because we declare dividends on a daily basis, which includes common shares issued pursuant to our DRIP, the IRS could take the position that distributions paid by us during these periods were preferential on the grounds that the discount provided to DRIP participants effectively exceeded the authorized 5% discount or, alternatively, that the overall distributions were not pro rata among all shareholders. In addition, in the years 2007 through 2009 we paid certain individual retirement account (“IRA”) custodial fees in respect of IRA accounts that invested in our common shares. The payment of certain of such amounts could have been treated as dividend distributions to the IRAs, and therefore as preferential dividends as such amounts were not paid in respect of our other outstanding common shares. Although we believe that the effect of the operation of our DRIP and the payment of such fees was immaterial, the REIT rules do not provide an exception for de minimis preferential dividends.

We submitted a request to the IRS for a closing agreement under which the IRS would grant us relief with respect to payments we made to shareholders under our DRIP and in respect of certain custodial fees we paid on behalf of some of our IRA shareholders, in each case, which payments could be treated as preferential dividends under the rules applicable to REITs. On July 8, 2011, the Company and its former investment advisor entered into the Closing Agreement with the IRS pursuant to which (i) the IRS agreed not to challenge the Company’s dividends as preferential for its taxable years 2007, 2008 and 2009 as a result of the matters described above, and (ii) the former investment advisor paid a compliance fee of approximately $135,000 to the IRS. In accordance with the

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

terms of the Closing Agreement, none of the Company, CSP OP or any subsidiary thereof have directly or indirectly reimbursed or will directly or indirectly reimburse the former investment advisor for its payment of this compliance fee and none of the former investment advisor or its direct or indirect owners has deducted or will deduct the compliance fee from their taxable income. The Company and the former investment advisor expect to remain in compliance with the terms of the Closing Agreement, but any inadvertent non-compliance with such terms could result in adverse consequences for us. As a result of the Closing Agreement, the Company has met its distribution requirements for its taxable years ended December 31, 2007, 2008 and 2009.

Revenue Recognition and Valuation of Receivables

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $16,714,000 as security for such leases at June 30, 2012 and December 31, 2011, respectively.

Reimbursements from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes, insurance and other recoverable costs, are recognized as revenue in the period the expenses are incurred. Tenant reimbursements are recognized and presented on a gross basis when we are the primary obligor, with respect to incurring expenses and with respect to having the credit risk.

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $539,000 and $821,000 as of June 30, 2012 and December 31, 2011, respectively.

Offering Costs

Offering costs totaling $18,336,000 and $28,512,000 were incurred during the six months ended June 30, 2012 and 2011, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Offering costs incurred through June 30, 2012 totaled $237,675,000. Of the total amount, $217,959,000 was incurred to CNL Securities Corp., as the former dealer manager of our public offerings (the “former dealer manager”); $3,969,000 was incurred to CBRE Group, Inc., an affiliate of the former investment advisor; $912,000 was incurred to the former investment advisor for reimbursable marketing costs and $14,835,000 was incurred to other service providers. Each party will be paid the amount incurred from proceeds of our follow-on public offering. As of June 30, 2012 and December 31, 2011, the accrued offering costs payable to related parties included in our consolidated balance sheets were $0 and $1,974,000, respectively. Offering costs payable to unrelated parties of $3,000 and $133,000 at June 30, 2012 and December 31, 2011, respectively, were included in accounts payable and accrued expenses.

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

Translation of Non-U.S. Currency Amounts

The financial statements and transactions of our United Kingdom and European real estate operation are recorded in their functional currency, namely the Great Britain Pound (“GBP”) and Euro (“EUR”), respectively and are then translated into U.S. dollars (“USD”).

Assets and liabilities of this operation are denominated in the functional currency and are then translated at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the reporting period. Translation adjustments are reported in “Accumulated Other Comprehensive Loss,” a component of Shareholders’ Equity.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

The carrying value of our United Kingdom assets and liabilities fluctuate due to changes in the exchange rate between the USD and the GBP. The exchange rate of the USD to the GBP was $1.5713 and $1.5535 at June 30, 2012 and December 31, 2011, respectively. The profit and loss weighted average exchange rate of the USD to the GBP was approximately $1.5879 and $1.6403 for the three months ended June 30, 2012 and 2011; respectively; and $1.5807 and $1.6168 for the six months ended June 30, 2012 and 2011, respectively.

The carrying value of our European assets and liabilities fluctuate due to changes in the exchange rate between the USD and the EUR. The exchange rate of the USD to the EUR was $1.2658 and $1.2945 at June 30, 2012 and December 31, 2011. The profit and loss weighted average exchange rate of the USD to the EUR was approximately $1.2966 and $1.4469 for the three months ended June 30, 2012 and 2011, respectively; and $1.3041 and $1.4022 for the six months ended June 30, 2012 and 2011, respectively.

Class B Interest—Related Party

Effective July 1, 2004, REIT Holdings, an affiliate of the former investment advisor, was granted a Class B interest in CSP OP. The Class B interest is an equity instrument that was issued to non-employees in exchange for services. The holder is entitled to receive distributions made by CSP OP in an amount equal to 15% of all net sales proceeds on dispositions of properties or other assets (including by liquidation, merger or otherwise) after the other partners, including us, have received in the aggregate, cumulative distributions from property income, sales proceeds or other services equal to (i) the total capital contributions made to CSP OP and (ii) a 7% annual, uncompounded return on such capital contributions.

Effective May 1, 2012, we entered into the Third Amended Partnership Agreement which revised the redemption rights of the Class B interest. Accordingly, the Class B interest may be redeemed upon the earliest to occur of (i) the exercise by the holder of the Class B interest of its right to require CSP OP to redeem its interest, which such right continues for five years from the date of the agreement, (ii) the fifth anniversary of the date of the agreement, (iii) certain other liquidity events, (iv) a merger or sale transaction (a “Merger or Sale”), or (v) our common shares becoming listed or admitted to trading on a national securities exchange or designated for quotation on the NASDAQ Global Select Market or the NASDAQ Global Market (a “Listing”). CSP OP may reject a redemption and institute a blackout period with respect to redemptions upon the determination by our Board of Trustees that an appraisal process would not be in the best interest of CSP OP at the time of the proposed redemption. A blackout period may only be imposed as the result of a potential Merger or Sale or potential Listing. The consideration received for the redemption of the Class B interest will depend upon the event triggering the redemption. In the event of a redemption in connection with (a) a Listing, the consideration will be determined based on the market value of our shares for a 30 day period beginning 150 days after the Listing, or (b) a Merger or Sale, the consideration will be determined based on our aggregate share value in the transaction. In the event of a redemption as a result of (a) the exercise by the holder of the Class B interest of its redemption right, (b) the fifth anniversary of the date of the agreement or (c) certain other liquidity events, the consideration will be determined based on an appraisal process. As a result, future changes in the fair value of the Class B interest will be deferred from recognition in the financial statements until a Listing or Merger or Sale transaction takes place.

As a result of the modification of the terms of the Class B interest pursuant to the Third Amended Partnership Agreement, it was no longer required that the Class B interest be redeemed or forfeited upon a termination of the former investment advisor as investment advisor to the Company. Consequently, the Company recognized expense of $200,000 in the period ended June 30, 2012 for the current economic fair value resulting from the modification of the terms of the Class B interest.

With respect to the Class B interest in CSP OP, FASB ASC 480-10 Distinguishing Liabilities from Equity requires non-controlling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer to be further evaluated under the Codification Sub-Topic “Derivatives and Hedging—Conditions Necessary for Equity Classification” (“FASB ASC 815-40-25-10”) to determine whether permanent equity or temporary equity classification on the balance sheet is appropriate. Since the Class B interest contains such a provision, we evaluated this guidance and determined that the Class B interest does not meet the requirements to qualify for equity presentation. As a result, the Class B interest in CSP OP is presented in the temporary equity section of the consolidated balance sheets and reported at fair value, with period to period changes in value reported as an adjustment to shareholder’s equity. Under the terms of the Third Amended Partnership Agreement, the fair value of the Class B Interest is determined as an amount equal to the redemption value as defined therein.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

Transition Costs

The Company has incurred certain costs in connection with its transition from being an externally managed company to a self-managed company (“Transition Costs”). These Transition Costs consist of legal, consulting and other third-party service provider costs incurred by the Company in order to execute on the Boards’ decision to become a self-managed company. The Transition Costs include legal and consulting costs resulting from the amendment of the management structure and various corporate relationships of the Company, including with respect to its relations with its former investment advisor, as well as exploring and implementing strategic alternatives for information technology, office space and personnel needs, among other expenses.

Earnings Per Share Attributable to Chambers Street Properties

Basic net income (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding during each period. The computation of diluted net income (loss) further assumes the dilutive effect of stock options, stock warrants and contingently issuable shares, if any. We have recorded a net loss for the three and six months ended June 30, 2012 and 2011, respectively, the effect of stock options, stock warrants and contingently issuable shares, if any, would be anti–dilutive for the three and six months ended June 30, 2012 and 2011, and accordingly, if there were any of these instruments outstanding, they would be excluded from the earnings per share computation. In addition, no stock options, stock warrants or contingently issuable shares had ever been issued prior to the three and six months ended June 30, 2012 and 2011. As a result, there is no difference in basic and diluted shares in either period presented.

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

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

Adoption of Accounting Standards

New Accounting Standards

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

ASU 2011-04 is applicable to our company for interim and annual periods beginning after December 15, 2011. The adoption of this ASU had a material effect on the disclosures in our consolidated financial statements.

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

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

The purchase price allocation to the assets acquired during the six months ended June 30, 2012 and appearing in the table are preliminary (in thousands):

Property	Land	Site Improvements	Building Improvements	Tenant Improvements	Acquired In- Place Lease Value	Above Market Lease Value	Net Assets Acquired
2400 Dralle Road	$11,706	$4,732	$38,175	$912	$6,645	$2,080	$64,250

	$11,706	$4,732	$38,175	$912	$6,645	$2,080	$64,250

Acquisition related expenses of $31,000 and $6,852,000, $1,409,000 and $11,493,000 associated with the acquisitions of real estate were expensed as incurred during the three and six months ended June 30, 2012 and 2011, respectively.

Building Improvements are depreciated over 39 years; Site Improvements are depreciated over 15 and 25 years; Tenant Improvements, Acquired In-Place Lease Value, Above Market Lease Value and Below Market Lease Value are amortized over the remaining lease terms at the time of acquisition. The Dralle road property is included in the Domestic/Industrial segment and its operations contributed to a $153,000 and $1,263,000 increase in segment income for the three and six months ended June 30, 2012, respectively.

Unaudited pro forma results, assuming the above noted acquisitions had occurred as of January 1, 2011 for purposes of the 2012 acquisitions and assuming our 2011 acquisitions had occurred as of January 1, 2010 for purposes of presenting the 2012 and 2011 pro forma disclosures, respectively, are presented below. Non-recurring acquisition costs of $1,409,000 and of $11,493,000 were excluded from 2012 and 2011 pro forma results and included in the six months ended June 30, 2012 and 2011 pro forma results, respectively, as an operating expense. These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as increased depreciation and amortization expenses as a result of tangible and intangible assets acquired in the acquisitions. These unaudited pro forma results do not purport to be indicative of what operating results would have been had the acquisitions actually occurred on January 1, 2011 or 2010, respectively, and may not be indicative of future operating results (dollars in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$44,886	$39,908	$88,285	$80,581
Operating Loss	(2,852)	(10,346)	(6,556)	(19,341)
Net Loss	(1,234)	(9,786)	(4,075)	(15,488)
Basic and Diluted Loss Per Share	$0.00	$(0.05)	$(0.02)	$(0.09)
Weighted Average Shares Outstanding for Basic and Diluted Loss	249,117,722	180,834,359	246,983,416	174,813,725

4. Real Estate and Other Assets Held for Sale and Related Liabilities

Real estate and other assets held for sale include real estate for sale in their present condition that have met all of the “held for sale” criteria of ASC 360 “Accounting for the Impairment or Disposal of Long-Lived Assets,“ and other assets directly related to such projects. Liabilities related to real estate and other assets held for sale have been included as a single line item in the accompanying consolidated balance sheets.

Cherokee Corporate Park, sold on July 9, 2012, is presented as real estate assets held for sale on the June 30, 2012 balance sheet. There were no real estate and other assets held for sale and related liabilities as of December 31, 2011.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

In accordance with ASC 205-20 Presentation of Financial Statement-Discontinued Operation, the income and the net gain on dispositions of operating properties are reflected in the consolidated statements of operations as discontinued operations for all periods presented.

Revenues and expenses from discontinued operations for the three and six months ended June 30, 2011 represent the activities of the held for sale portfolio of warehouse distribution buildings acquired during the year ended December 31, 2010. On August 12, 2011, we sold the Rickenbacker II and Rickenbacker III properties located in Groveport, OH, for approximately $22,639,000. For the three and six months ended June 30, 2012, the Company recognized a loss from discontinued operations of $415,000 associated with a write-down of the Cherokee Corporate Park property to its net sales value realized on the July 9, 2012 property sale of $2,886,000 (see “Subsequent Event Note 20”). (In Thousands)

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Revenues:
Rental	$342	$684
Tenant Reimbursement	59	147

Total Revenues.	401	831

Expenses:
Operating and Maintenance	99	244
Property Taxes	36	73
General and Administrative	7	23
Investment Management Fee to Related Party	38	77

Total Expenses	180	417

Provision for Income Taxes in Discontinued Operations	1	19

Total Income from Discontinued Operations	$220	$395

5. Investments in Unconsolidated Entities

Investments in unconsolidated entities at June 30, 2012 and December 31, 2011 consist of the following (in thousands):

	June 30, 2012	December 31, 2011
CBRE Strategic Partners Asia	$7,741	$8,381
Duke Joint Venture	358,684	377,145
Afton Ridge Joint Venture	17,788	18,274
UK JV	36,620	26,590
European JV	104,280	107,241

	$525,113	$537,631

The following is a summary of the investments in unconsolidated entities for the six months ended June 30, 2012 and the year ended December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Investment Balance, January 1	$537,631	$410,062
Contributions	12,793	149,132
Company’s Equity in Net Income (including adjustments for basis differences)	1,629	3,590
Other Comprehensive Loss of Unconsolidated Entities	(3,355)	(1,487)
Distributions	(23,585)	(23,666)

Investment Balance, End of Period	$525,113	$537,631

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

CBRE Strategic Partners Asia

We have agreed to a capital commitment of $20,000,000 in CBRE Strategic Partners Asia, which extends for 57 months (to October 31, 2012) after the close of the final capital commitment. As of June 30, 2012, we have contributed $17,526,000 of our capital commitment which was funded using net proceeds from our public offerings. CBRE Global Investors formed CBRE Strategic Partners Asia to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in Asia, including China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. The initial closing date of CBRE Strategic Partners Asia was in July 2007, with additional commitments being accepted through January 2008. CBRE Strategic Partners Asia closed on January 31, 2008, with aggregate capital commitments of $394,203,000. CBRE Strategic Partners Asia has an eight year term, which may be extended for up to two one-year periods with the approval of two-thirds of the limited partners.

As of June 30, 2012, CBRE Strategic Partners Asia, with its parallel fund, CB Richard Ellis Strategic Asia II, L.P., had aggregate investor commitments of $394,203,000 from institutional investors including CBRE Global Investors, an affiliate of the former investment advisor. We own an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. As of June 30, 2012, CBRE Strategic Partners Asia had acquired ownership interests in ten properties, five in China and five in Japan. Two of the five ownership interests in China were sold in 2010 and one was sold in 2012.

We carry our investment in CBRE Strategic Partners Asia using the equity method of accounting. Those investments where we have the ability to exercise significant influence (but not control) over operating and financial policies of such entities (including certain entities where we have less than 20% ownership) are accounted for using the equity method. Accordingly, our share of the earnings or losses of these equity method entities is included in consolidated net loss.

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

Consolidated Balance Sheets of CBRE Strategic Partners Asia as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Assets
Real Estate	$156,822	$215,948
Other Assets	55,076	11,545

Total Assets	$211,898	$227,493

Liabilities and Equity
Notes Payable	$43,470	$45,466
Other Liabilities	12,825	13,948

Total Liabilities	56,295	59,414

Company’s Equity	7,741	8,383
Other Investors’ Equity	147,862	159,696

Total Liabilities and Equity	$211,898	$227,493

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

Consolidated Statements of Operations of CBRE Strategic Partners Asia for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total Revenues and Appreciation (Depreciation)	$(437)	$(4,324)	$1,000	$(3,556)
Total Expenses	998	1,816	6,177	3,839

Net (Loss) Income	(1,435)	(6,140)	(5,177)	(7,395)

Company’s Equity in Net (Loss) Income	$(76)	$(321)	$(271)	$(393)

Duke Joint Venture

On May 5, 2008, we entered into a contribution agreement with Duke Realty Limited Partnership (“Duke”), a subsidiary of Duke Realty Corporation (NYSE: DRE), to form the Duke joint venture to acquire $248,900,500 in industrial real property assets (the “Industrial Portfolio”). The Industrial Portfolio consisted of six bulk industrial built-to-suit, fully leased properties. On September 12, 2008, we entered into a first amendment to the contribution agreement to acquire a fully leased office building for $37,111,000 and to increase and revise the total purchase commitment to $282,400,000. We own an 80% interest and Duke owns a 20% interest in the Duke joint venture.

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

We carry our investment in the Duke joint venture using the equity method of accounting because it is an entity under common control with Duke. Those investments where we have the ability to exercise significant influence (but not control) over operating and financial policies of such entities are accounted for using the equity method. We eliminate transactions with such equity method subsidiaries to the extent of our ownership in such entities.

On March 24, 2011, in connection with the acquisition of 13 properties for $342,800,000 of which our share was $274,240,000 exclusive of closing costs and acquisition fees which were both expensed as incurred, the Duke joint venture entered into a $275,000,000 unsecured term loan (the “Term Loan”) with Wells Fargo Bank, N.A. While the Term Loan was non-recourse to us, the pro rata share of the Term Loan obligation attributable to us was initially $220,000,000 in accordance with our ownership interest in the Duke joint venture. The Term Loan had a six-month term and two six-month extension options. The Term Loan had an interest rate of LIBOR plus 2.50% and was fully pre-payable at any time, subject to any customary costs. An origination fee of $1,650,000 was paid to Wells Fargo Bank, N.A. at the closing of the term loan. The Term Loan Agreement contained customary representations and warranties and covenants. During the term of the loan, the Duke joint venture agreed to comply with certain financial covenants related to its leverage ratio, net asset value, unencumbered leverage ratio and the inability to enter into certain types of investments.

On April 28, 2011, the Duke joint venture entered into lease amendments to expand the Buckeye Logistics Center property, a warehouse/distribution center located in Phoenix, AZ. On May 2, 2011, the Duke joint venture closed on the acquisition of additional land and entered into a construction agreement (along with the lease amendments collectively, the “Buckeye Expansion Agreements”). The existing property was 100% leased to a subsidiary of Amazon.com through September 2018. Pursuant to the Buckeye Expansion Agreements, Buckeye Logistics Center (i) was expanded from the current 604,678 square feet to approximately 1,009,351 square feet

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

and (ii) remained 100% leased to a subsidiary of Amazon.com, which lease was extended through September 2021. The total cost of the expansion is anticipated to be approximately $21,609,000 to the Duke joint venture. We expect to make cash contributions of approximately $17,287,000 to the Duke joint venture in connection with the Buckeye Expansion Agreements. We paid a construction supervision fee of $254,000 to our former investment advisor in connection with the Buckeye Expansion Agreements.

On August 4, 2011, we contributed $31,200,000, our 80% share of $39,000,000, to the Duke joint venture. The contribution was used towards a pay down of the Term Loan on August 8, 2011. On August 8, 2011, the Duke joint venture closed on two loans with Woodman of the World Life Insurance Society totaling $14,425,000. The loans are secured by the Fairfield Distribution Center IX, $4,675,000, and West Lake at Conway, $9,750,000, properties. Net proceeds from the financing totaling approximately $13,818,000 were used to pay down the Term Loan. The Duke joint venture paid CBRE Capital Markets, LLC, an affiliate of the former investment advisor, aggregate mortgage broker fees of approximately $72,125 in connection with the loans. Approximately $52,818,000 of the $275,000,000 Term Loan was paid down on August 8, 2011 reducing the outstanding balance as of that date to approximately $222,182,000.

On August 16, 2011, the Duke joint venture closed on three loans with Wells Fargo Bank, N.A., totaling $43,400,000. The three loans are individually secured by the Easton III, Point West I and Atrium I properties. Upon closing the $6,900,000 loan secured by the Easton III property, the Duke joint venture entered into an interest rate swap agreement with Wells Fargo to effectively fix the annual interest rate on this loan at 3.95% for its entire term until this loan’s scheduled maturity on January 31, 2019. Upon closing the $11,800,000 loan secured by the Point West I property, the Duke joint venture entered into an interest rate swap agreement with Wells Fargo Bank, N.A. to effectively fix the annual interest rate on this loan to 3.41% for its entire term until this loan’s scheduled maturity on December 6, 2016. Upon closing the $24,700,000 loan secured by the Atrium I property, the Duke joint venture entered into an interest rate swap agreement with Wells Fargo Bank, N.A., to effectively fix the annual interest rate on this loan to 3.775% for its entire term until this loan’s scheduled maturity on May 31, 2018. Principal and interest payments are due monthly on the three loans. The Duke joint venture paid CBRE Capital Markets, LLC, an affiliate of the former investment advisor, aggregate mortgage broker fees of approximately $217,000 in connection with the loans. Upon closing, the Duke joint venture paid down approximately $42,700,000 of the $222,182,000 remaining balance of the Term Loan reducing the outstanding balance as of August 16, 2011 to approximately $179,482,000.

On August 25, 2011, the Duke joint venture closed on two loans with Principal Life Insurance Company totaling approximately $25,000,000 ($20,000,000 at our 80% pro rata share of the Duke joint venture). The loans are secured by the Sam Houston Crossing I and McAuley Place properties. The loans represent a 41.3% loan-to-cost on the $60,500,000 total allocated acquisition costs of the properties. The loan secured by the Sam Houston Crossing I property has an interest rate of 4.42%, a 10-year term and a 30-year amortization schedule. The loan secured by the McAuley Place property has an interest rate of 3.98%, a 7-year term and a 25-year amortization schedule. Principal and interest payments are due monthly on the loans. The Duke joint venture paid CBRE Capital Markets, LLC, an affiliate of the former investment advisor, aggregate mortgage broker fees of approximately $125,000 in connection with the loans. Upon closing, the Duke joint venture paid down approximately $25,000,000 of the $179,482,000 remaining balance of the Term Loan reducing its outstanding balance as of August 25, 2011 to approximately $154,482,000.

On September 12, 2011, the Duke joint venture closed on five loans with John Hancock Life Insurance Company (U.S.A.) totaling approximately $156,250,000 ($125,000,000 at our 80% pro rata share of the Duke joint venture). The loans are secured by the 533 Maryville Centre, 555 Maryville Centre, The Landings I, The Landings II, Norman Pointe I, Norman Pointe II, Weston Pointe I, Weston Pointe II, Weston Pointe III, Weston Pointe IV and Regency Creek properties. The loans have a fixed interest rate of 5.24%, a 10-year term and a 30-year amortization schedule. The loans may not be prepaid during the first two years of their terms, but thereafter may be fully prepaid subject to yield maintenance. Principal and interest payments are due monthly on the loans. The Duke joint venture paid CBRE Capital Markets, LLC, an affiliate of the former investment advisor, aggregate mortgage broker fees of approximately $781,250 in connection with the five loans. Upon closing, the Duke joint venture paid down the remaining approximately $154,482,000 balance of the Term Loan.

As of June 30, 2012, the Duke joint venture had purchased approximately $1,022,623,000 of assets, exclusive of acquisition fees and closing costs, and held interests in 37 properties, 10 located in Florida, eight located in Ohio, four each located in North Carolina and Texas, two each located in Arizona, Illinois, Indiana, Minnesota and Missouri and one located in Tennessee.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

The following table provides further detailed information concerning the properties held in the Duke joint venture at June 30, 2012:

Property and Market	Property Type	Net Rentable Square Feet	Primary Tenants	Lease Expiration	Approximate Purchase Price(1)	Pro Rata Share of Approximate Purchase Price(2)	Approximate Debt Financing(3)	Acquisition Fees(4)
Buckeye Logistics Center, Phoenix, AZ	Warehouse/ Distribution	1,009,351	Amazon.com(6)	09/2021	$64,903,000	$51,922,400	$20,000,000	$349,000

201 Sunridge Blvd., Dallas, TX	Warehouse/ Distribution	822,550	Unilever(5)	09/2018	31,626,000	25,300,800	19,400,000	253,000

12200 President’s Court, Jacksonville, FL	Warehouse/ Distribution	772,210	Unilever(5)	09/2018	36,956,000	29,564,800	21,600,000	296,000

AllPoints at Anson Bldg., Indianapolis, IN	Warehouse/ Distribution	1,036,573	Amazon.com(6)	04/2021	52,429,000	41,943,200	17,000,000	267,000

Aspen Corporate Center 500, Nashville, TN	Office	180,147	Verizon Wireless(7)	10/2018	36,989,000	29,591,200	21,200,000	297,000

125 Enterprise Parkway, Columbus, OH	Warehouse/ Distribution	1,142,400	Kellogg’s	03/2019	47,905,000	38,324,000	26,800,000	383,000

AllPoints Midwest Bldg. 1, Indianapolis, IN	Warehouse/ Distribution	1,200,420	Prime Distribution	05/2019	51,800,000	41,440,000	24,000,000	414,000

22535 Colonial Pkwy., Houston, TX	Office	89,750	Det Norske Veritas	06/2019	14,700,000	11,760,000	8,283,000	176,000

Celebration Office Center III, Orlando, FL	Office	100,924	Disney Vacation Development	04/2016	17,050,000	13,640,000	9,257,000	205,000

Fairfield Distribution Ctr. IX, Tampa, FL	Warehouse/ Distribution	136,212	Iron Mountain	08/2025	9,300,000	7,440,000	4,603,000	112,000

Northpoint III, Orlando, FL	Office	108,499	Florida Power Corporation	10/2021	18,240,000	14,592,000	10,719,000	219,000

Goodyear Crossing Ind. Pk II, Phoenix, AZ	Warehouse/ Distribution	820,384	Amazon.com(6)	09/2019	45,645,000	36,516,000	20,463,000	548,000

3900 N. Paramount Pkwy., Raleigh, NC	Office	100,987	PPD Development	11/2023	13,969,000	11,175,200	8,039,000	168,000

3900 S. Paramount Pkwy., Raleigh, NC	Office	119,170	PPD Development/ LSSI	11/2023 10/2015	16,319,000	13,055,200	8,039,000	196,000

1400 Perimeter Park Drive, Raleigh, NC	Office	44,916	PPD Development	11/2023	4,962,000	3,969,600	2,436,000	60,000

Miramar I, Miami, FL(8)	Office	94,060	DeVry	06/2021	17,056,000	13,644,800	9,550,000	0

Miramar II, Miami, FL(8)	Office	128,540	Royal Caribbean	05/2016	26,124,000	20,899,200	12,863,000	0

McAuley Place, Cincinnati, OH	Office	190,096	Mercy Health Partners of South West Ohio(9)(10)	08/2023	35,000,000	28,000,000	13,751,000	420,000

Easton III, Columbus, OH	Office	135,485	Lane Bryant(9)(11)	01/2019	18,000,000	14,400,000	6,745,000	216,000

Point West I, Dallas, TX	Office	182,700	American Home Mortgage Services, Inc(9)(12)	12/2016	29,500,000	23,600,000	11,529,000	354,000

Sam Houston Crossing I, Houston, TX	Office	159,175	AMEC Paragon, Inc.(9)(13)	05/2018	25,500,000	20,400,000	10,866,000	306,000

Regency Creek I, Raleigh, NC	Office	122,087	ABB, Inc.(9)(14)	08/2017	22,500,000	18,000,000	11,145,000	270,000

533 Maryville Centre, St. Louis, MO	Office	125,296	Eveready Battery Company, Inc.(9)(15)	04/2021	23,878,000	19,102,400	13,369,000	287,000

555 Maryville Centre, St. Louis, MO	Office	127,082	Eveready Battery Company, Inc.(9)(15)	04/2021	19,472,000	15,577,600	10,902,000	234,000

Norman Pointe I, Minneapolis, MN	Office	212,722	NCS Pearson, Inc.(9)(16)	05/2017	42,600,000	34,080,000	20,983,000	511,200

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

Property and Market	Property Type	Net Rentable Square Feet	Primary Tenants	Lease Expiration	Approximate Purchase Price(1)	Pro Rata Share of Approximate Purchase Price(2)	Approximate Debt Financing(3)	Acquisition Fees(4)
Norman Pointe II, Minneapolis MN	Office	324,296	General Services Administration(9)(17)	05/2016	46,900,000	37,520,000	23,101,000	562,800

			Hartford Fire Insurance Co(9)(18)	06/2013

The Landings I, Cincinnati, OH	Office	175,695	Citicorp North America(9)(19)	01/2022	29,659,500	23,727,600	15,791,000	355,914

The Landings II, Cincinnati, OH	Office	175,076	—	—	26,160,500	20,928,400	13,928,000	313,926

One Easton Oval, Columbus, OH	Office	125,031	—	—	11,911,000	9,528,800	0	142,932

Two Easton Oval, Columbus, OH	Office	128,674	—	—	12,744,000	10,195,200	0	152,928

Weston Pointe I, Ft. Lauderdale, FL	Office	97,579	—	—	19,384,250	15,507,400	9,338,000	232,611

Weston Pointe II, Ft. Lauderdale, FL	Office	97,180	—	—	23,375,950	18,700,760	11,261,000	280,511

Weston Pointe III, Ft, Lauderdale, FL	Office	97,178	American Intercontinental University(9)(20)	09/2015	23,583,550	18,866,840	11,361,000	283,002

Weston Pointe IV, Ft. Lauderdale, FL	Office	96,175	General Services Administration(9)(17)	04/2019	28,256,250	22,605,000	13,612,000	339,075

One Conway Park, Chicago, IL	Office	105,000	—	—	15,400,000	12,320,000	0	184,800

West Lake at Conway, Chicago, IL	Office	98,304	—	—	17,575,000	14,060,000	9,600,000	210,900

Atrium I, Columbus, OH	Office	315,102	Nationwide Mutual Insurance Co(9)(21)(22)	05/2019	45,250,000	36,200,000	23,920,000	543,000

					$1,022,623,000	$818,098,400	$475,454,000	$10,143,599

(1)

Approximate total purchase price including the AllPoints at Anson Bldg. 1 and Buckeye Logistics Center expansion cost, exclusive of closing costs, paid by the Duke joint venture for each of these properties.

(2)	Pro rata share of approximate purchase price is at our pro rata share of effective ownership for each of these properties.

(3)	Approximate debt financing net of amortization.

(4)

Acquisition fees paid to our former investment advisor are included in the total acquisition cost for the properties acquired prior to January 1, 2009, but are included as acquisition expenses for properties acquired subsequent to December 31, 2008.

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

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

(18)	Hartford Fire Insurance Company is a subsidiary of the Hartford Financial Services Group and one on the world’s leading providers of fire, marine and casualty insurance.

(19)	Citicorp North America, Inc. provides regional banking services and is a subsidiary of Citigroup, Inc. (NYSE: C).

(20)	American Intercontinental University is an international for profit university with both physical and online campuses.

(21)	Nationwide Mutual Insurance Company is one of the nation’s largest insurance and financial services companies.

(22)	This tenant has two separate leases within this property.

Consolidated Balance Sheet of the Duke joint venture as of June 30, 2012 (in thousands):

	June 30, 2012	REIT Basis Adjustments(1)	Total
Assets
Real Estate Net	$793,188	$1,984	$795,172
Other Assets	152,048	0	152,048

Total Assets	$945,236	$1,984	$947,220

Liabilities and Equity
Notes Payable	$475,454	$0	$475,454
Other Liabilities	23,907	0	23,907

Total Liabilities	499,361	0	499,361

Company’s Equity	356,700	1,984	358,684
Other Investor’s Equity	89,175	0	89,175

Total Liabilities and Equity	$945,236	$1,984	$947,220

(1)

REIT Basis Adjustments include those costs incurred by the Company outside of the Duke joint venture that are directly capitalizable to its investment in real estate assets acquired within the Duke joint venture including acquisition costs paid to our former investment advisor prior to January 1, 2009. Thereafter such acquisition fees were expensed as incurred.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

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

(1)

REIT Basis Adjustments include those costs incurred by the Company outside of the Duke joint venture that are directly capitalizable to its investment in real estate assets acquired within the Duke joint venture including acquisition costs paid to our former investment advisor prior to January 1, 2009. Thereafter such acquisition fees were expensed as incurred.

Consolidated Statement of Operations of the Duke joint venture for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total Revenues	$30,887	$30,360	$62,280	$49,945
Operating Expenses	10,160	10,340	20,613	15,986
Interest	6,150	5,959	12,304	9,208
Depreciation and Amortization	14,874	14,216	29,791	21,837

Net (Loss) Income	$(297)	$(155)	$(428)	$2,914

Company’s Share in Net Income	$(237)	$(125)	$(342)	$2,331
Adjustments for REIT Basis	(34)	(29)	(68)	(58)

Company’s Equity in Net (Loss) Income	$(271)	$(154)	$(410)	$2,273

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

Afton Ridge Shopping Center is located at the intersection of I-85 and Kannapolis Parkway, in Kannapolis, North Carolina. We acquired our ownership interest in Afton Ridge for approximately $45,000,000, exclusive of customary closing costs, which was funded using net proceeds from our initial public offering. Upon closing, we paid our former investment advisor an acquisition fee of approximately $450,000. This acquisition fee is not included in the $45,000,000 total acquisition cost of Afton Ridge, but is included as additional cost basis at our wholly-owned investment subsidiary.

Afton Ridge Shopping Center is a 470,288 square foot regional shopping center, completed in 2006, in which Afton Ridge owns 296,388 rentable square feet that is currently 99% leased. One of the shopping center’s anchors, a 173,900 square foot SuperTarget, is

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

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

We carry our investment in Afton Ridge using the equity method of accounting because it is an entity under common control with CK Afton Ridge. Those investments where we have the ability to exercise significant influence (but not control) over operating and financial policies of such entities are accounted for using the equity method. We eliminate transactions with such equity investees to the extent of our ownership in such entities.

Consolidated Balance Sheet of Afton Ridge as of June 30, 2012 (in thousands):

	June 30, 2012	REIT Basis Adjustments(1)	Total
Assets
Real Estate Net	$44,178	$575	$44,753
Other Assets	3,201	0	3,201

Total Assets	$47,379	$575	$47,954

Liabilities and Equity
Note Payable	$25,500	$0	$25,500
Other Liabilities	2,754	0	2,754

Total Liabilities	28,254	0	28,254

Company’s Equity	17,213	575	17,788
Other Investor’s Equity	1,912	0	1,912

Total Liabilities and Equity	$47,379	$575	$47,954

(1)

REIT Basis Adjustments include those costs incurred by the Company outside of Afton Ridge that are directly capitalizable to its investment in real estate assets acquired within Afton Ridge including acquisition costs paid to our former investment advisor prior to January 1, 2009. Thereafter such acquisitions fees were expensed as incurred.

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

(1)

REIT Basis Adjustments include those costs incurred outside of Afton Ridge that are directly capitalizable to its investment in real estate assets acquired within Afton Ridge including acquisition costs paid to our former investment advisor prior to January 1, 2009. Thereafter such acquisitions fees were expensed as incurred.

Consolidated Statements of Operations of Afton Ridge for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total Revenues	$1,306	$1,314	$2,650	$2,646
Operating Expenses	347	363	704	713
Interest	376	376	752	752
Depreciation and Amortization	458	459	923	915

Net Income	$125	$116	$271	$266

Company’s Share in Net Income	$112	$104	$244	$239
Adjustments for REIT Basis	(4)	(4)	(9)	(9)

Company’s Equity in Net Income	$108	$100	$235	$230

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

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

Consolidated Balance Sheet of UK JV as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Assets
Real Estate Net	$44,871	$32,545
Other Assets	2,663	1,788

Total Assets	$47,534	$34,333

Liabilities and Equity
Other Liabilities	$1,759	$1,095

Total Liabilities	1,759	1,095

Company’s Equity	36,620	26,590
Other Investor’s Equity	9,155	6,648

Total Liabilities and Equity	$47,534	$34,333

Consolidated Statements of Operations of UK JV for the three and six months ended June 30, 2012 and 2011 (in thousands);

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total Revenues	$1,135	$838	$1,980	$1,654
Operating Expenses	153	105	904	172
Depreciation and Amortization	501	363	849	716

Net Income	$481	$370	$227	$766

Company’s Equity in Net Income	$385	$296	$182	$613

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

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

Consolidated Balance Sheet of European JV as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Assets
Real Estate Net	$125,896	$131,783
Other Assets	7,838	11,552

Total Assets	$133,734	$143,335

Liabilities and Equity
Other Liabilities	$3,384	$9,284

Total Liabilities	3,384	9,284

Company’s Equity	104,280	107,241
Other Investor’s Equity	26,070	26,810

Total Liabilities and Equity	$133,734	$143,335

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

Consolidated Statements of Operations of European JV for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total Revenues	$2,904	$1,658	$5,859	$3,147
Operating Expenses	366	332	772	556
Depreciation and Amortization	1,360	802	2,719	1,556

Net Income	$1,178	$524	$2,368	$1,035

Company’s Equity in Net Income	$942	$419	$1,894	$828

6. Acquisition Related Intangible Assets

Our acquisition related intangible assets are included in the consolidated balance sheets as acquired in-place lease value, acquired above market lease value and acquired below market lease value.

The following is a schedule of future amortization of acquisition related intangible assets as of June 30, 2012 (in thousands):

	Assets		Liabilities
	Above-Market Lease Value	Acquired In-Place Lease Value	Below-Market Lease Value	Above Market Ground Lease Obligations
2012 (Six months ending December 31, 2012)	$3,781	$13,676	$1,927	$35
2013	6,746	22,909	3,130	71
2014	5,225	20,499	3,031	71
2015	4,910	18,662	2,842	71
2016	2,018	14,382	2,503	71
2017	1,689	13,646	2,444	71
Thereafter	5,392	47,504	11,049	1,057

	$29,761	$151,278	$26,926	$1,447

The amortization of the above- and below-market lease values included in rental revenue was ($1,889,000) and $1,002,000, respectively, for the three months ended June 30, 2012, and ($1,602,000) and $1,025,000, respectively, for the three months ended June 30, 2011. The amortization of in-place lease value included in amortization expense was $6,922,000 and $5,946,000 for the three months ended June 30, 2012 and 2011, respectively. The amortization of above-market ground lease obligations was $18,000 and $0 for the three months ended June 30, 2012 and 2011, respectively.

The amortization of the above- and below-market lease values included in rental revenue was ($3,734,000) and $2,233,000, respectively, for the six months ended June 30, 2012, and ($2,695,000) and $1,925,000, respectively, for the six months ended June 30, 2011. The amortization of in-place lease value included in amortization expense was $14,123,000 and $10,294,000 for the six months ended June 30, 2012 and 2011, respectively. The amortization of above-market ground lease obligation was $35,000 and $0 for the six months ended June 30, 2012 and 2011, respectively.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

7. Debt

Notes Payable secured by real property are summarized as follows (in thousands):

	Interest Rate as of		Maturity Date	Notes Payable as of
Property	June 30, 2012	December 31, 2011		June 30, 2012	December 31, 2011
Deerfield Commons I.	5.23%	5.23%	December 1, 2015	$9,516	$9,587
Bolingbrook Point III	5.26	5.26	January 1, 2015	7,900	7,900
Fairforest Bldg. 5(1)	6.33	6.33	February 1, 2024	9,108	9,368
Fairforest Bldg. 6(1)	5.42	5.42	June 1, 2019	2,555	2,703
HJ Park—Bldg. 1(1)	4.98	4.98	March 1, 2013	224	369
North Rhett I(1)	5.65	5.65	August 1, 2019	3,359	3,547
North Rhett II(1)	5.20	5.20	October 1, 2020	1,915	2,005
North Rhett IV(1)	5.80	5.80	February 1, 2025	9,184	9,427
Mt Holly Bldg.(1)	5.20	5.20	October 1, 2020	1,915	2,006
Orangeburg Park Bldg.(1)	5.20	5.20	October 1, 2020	1,947	2,040
Kings Mountain I(1)	5.27	5.27	October 1, 2020	1,658	1,737
Kings Mountain II(1)	5.47	5.47	January 1, 2020	4,851	5,105
Union Cross Bldg. I(1)	5.50	5.50	July 1, 2021	2,449	2,552
Union Cross Bldg. II(1)	5.53	5.53	June 1, 2021	7,474	7,791
Thames Valley Five(2)(3)	6.42	6.42	May 30, 2013	8,862	8,762
Lakeside Office Center	6.03	6.03	September 1, 2015	8,918	8,973
Albion Mills Retail Park(2)(4)(5)	5.25	5.25	October 10, 2013	9,068	8,965
Avion Midrise III & IV(6)	5.52	5.52	April 1, 2014	20,695	20,920
12650 Ingenuity Drive(7)	5.62	5.62	October 1, 2014	12,477	12,677
Maskew Retail Park(2)(8)	5.68	5.68	August 10, 2014	21,960	21,710
One Wayside Road(9)	5.66	5.66	August 1, 2015	13,932	14,115
One Wayside Road(9)	5.92	5.92	August 1, 2015	11,606	11,743
100 Tice Blvd(10)	5.97	5.97	September 15, 2017	20,356	20,612
100 Tice Blvd(10)	5.97	5.97	September 15, 2017	20,357	20,611
Ten Parkway North	4.75	4.75	January 1, 2021	12,215	12,354
Pacific Corporate Park(11)	4.89	4.89	December 7, 2017	80,250	81,750
4701 Gold Spike Drive(12)	4.45	4.45	March 1, 2018	10,432	10,521
1985 International Way(12)	4.45	4.45	March 1, 2018	7,249	7,310
Summit Distribution Center(12)	4.45	4.45	March 1, 2018	6,563	6,619
3770 Deerpark Boulevard(12)	4.45	4.45	March 1, 2018	7,494	7,557
Tolleson Commerce Park II(12)	4.45	4.45	March 1, 2018	4,506	4,544
100 Kimball Drive(13)	5.25	5.25	March 1, 2021	32,190	32,521
70 Hudson Street(14)	5.65	5.65	April 11, 2016	118,873	119,740
90 Hudson Street(14)	5.66	5.66	May 1, 2019	107,202	107,918
Kings Mountain III(15)	4.47	4.47	July 1, 2018	11,466	11,595
Sabal Pavilion(16)	6.38	6.38	August 1, 2013	14,700	14,700

Notes Payable				625,426	632,354
Plus Premium				8,582	9,595
Less Discount				(2,476)	(2,838)
Less Albion Mills Retail Park Fair Value Adjustment				(132)	(190)

Notes Payable Net of Premium / Discount and Fair Value Adjustment				$631,400	$638,921

(1)

These notes payable were assumed from the seller of the Carolina Portfolio on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount. The North Rhett III loan was paid in full on November 22, 2011.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

(2)	These loans are subject to certain financial covenants (interest coverage and loan to value).

(3)

We entered into an interest rate swap agreement that fixes the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of June 30, 2012 and expires on May 30, 2013. The stated rates on the mortgage note payable were 2.02% and 1.98% at June 30, 2012 and December 31, 2011 and were based on GBP-based LIBOR plus a spread of 1.01%.

(4)

The Albion Mills Retail Park notes payable balance is presented at cost basis. This loan is carried on our balance sheet at fair value. See Note 17 “Fair Value of Financial Instruments and Investments.”

(5)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of June 30, 2012 and expires on October 10, 2013. The stated rates on the mortgage note payable were 2.32% and 2.28% at June 30, 2012 and December 31, 2011, respectively, and were based on GBP-based LIBOR plus a spread of 1.31%.

(6)	The loan was assumed from the seller of Avion Midrise III & IV on November 18, 2008 and was recorded at estimated fair value which includes the discount.

(7)	The loan was assumed from the seller of 12650 Ingenuity Drive on August 5, 2009 and was recorded at estimated fair value which includes the discount.

(8)

We entered into an interest rate swap agreement that fixes the GBP-based LIBOR rate at 3.42% plus 2.26% or 5.68% per annum as of June 30, 2012 and expires on August 10, 2014. The stated rates on the mortgage note payable were 3.27% and 3.23% at June 30, 2012 and December 31, 2011 and was based on GBP-based LIBOR plus a spread of 2.26%.

(9)	The two loans were assumed from the seller of One Wayside Road on June 24, 2010 and were recorded at estimated fair value which includes the premiums.

(10)	The two loans were assumed from the seller of 100 Tice Blvd. on September 28, 2010 and were recorded at estimated fair value which includes the premiums.

(11)

We entered into an interest rate swap agreement that fixed the LIBOR rate at 2.69% plus 2.20% or 4.89% per annum as of June 30, 2012 and expires on December 7, 2017. The stated rates on the mortgage note payable were 2.45% and 2.52% at June 30, 2012 and December 31, 2011, respectively, and was based on LIBOR plus a spread of 2.20%.

(12)	We entered into five loans totaling $37,000,000 on February 8, 2011 that are cross-collateralized by these properties.

(13)

We entered into an interest rate swap agreement that fixed the LIBOR rates at 3.50% plus 1.75% or 5.25% per annum as of June 30, 2012 and expires on March 1, 2021. The stated rates on the mortgage note payable were 2.00% and 2.02% at June 30, 2012, and December 31, 2011, respectively, and were based on LIBOR plus a spread of 1.75%.

(14)	The two loans were assumed from the seller of 70 Hudson Street and 90 Hudson Street, respectively, on April 11, 2011 and were recorded at estimated fair value which includes the premiums.

(15)

We entered into an interest rate swap agreement that fixed LIBOR at 2.47% plus 2.00%, or 4.47% per annum as of June 30, 2012 and expires on July 1, 2018. The stated rates on the mortgage note payable were 2.24% and 2.27% at June 30, 2012 and December 31, 2011, respectively, and were based on LIBOR plus a spread of 2.00%

(16)

The loan was assumed from the seller of Sabal Pavilion on December 30, 2011 and was recorded at estimated fair value which includes the premium. The anticipated maturity date as presented represents the early prepayment option date prior to the automatic debt extension which would include an increase in the interest rate to 11.38% and extend until the loan is paid in full.

Notes Payable

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. One of the 13 loans, North Rhett III, was paid off in full on November 22, 2011. Principal payments totaling $2,008,000 were made during the six months ended June 30, 2012. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

On May 30, 2008, we entered into a £7,500,000 financing arrangement with the Royal Bank of Scotland plc secured by the Thames Valley Five property. On July 27, 2010, we paid down the loan by £1,860,000 leaving a loan balance of £5,640,000 ($8,862,000 at June 30, 2012). The loan is for a term of five years (with a two year extension option) and bears interest at a variable rate adjusted quarterly, (based on nine month GBP-based LIBOR plus 1.01%. On August 14, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of June 30, 2012, and expires on May 30, 2013. In conjunction with the loan paydown, we incurred a cost of £227,000 ($361,000 at August 3, 2010) to reduce the notional amount of the interest rate swap from £7,500,000 to £5,640,000. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On October 10, 2008, we entered into a £5,771,000 ($9,068,000 at June 30, 2012) financing agreement with the Royal Bank of Scotland plc secured by Albion Mills Retail Park property. The loan is for a term of five years and bears interest at a variable rate adjusted quarterly, based on three month GBP-based LIBOR plus 1.31%. On November 25, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of June 30, 2012 and expires on October 10, 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On November 18, 2008, in connection with the acquisition of Avion Midrise III & IV, we assumed $20,851,000 ($22,186,000 face value less discount of $1,335,000) fixed rate mortgage loan from Capmark Finance, Inc. that bears interest at a rate of 5.52% per annum and matures on April 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $225,000 were made during the six months ended June 30, 2012.

On August 5, 2009, in connection with the acquisition of 12650 Ingenuity Drive, we assumed a $12,572,000 ($13,539,000 face value less a discount of $967,000) fixed rate mortgage loan from PNC Bank, National Association that bears interest at a rate of 5.62% and matures on October 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $199,000 were made during the six months ended June 30, 2012.

On August 10, 2009, we entered into a £13,975,000 ($21,960,000 at June 30, 2012) financing agreement with the Abbey National Treasury Services plc secured by the Maskew Retail Park property. On September 24, 2009, we drew the full amount of the loan and concurrently entered into an interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% plus 2.26% or 5.68% per annum for the five-year term of the loan. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On June 24, 2010, we assumed two loans in connection with the acquisition of One Wayside Road: (i) a $14,888,000 ($14,633,000 at face value plus a premium of $255,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.66% and matures on August 1, 2015; and (ii) a $12,479,000 ($12,132,000 at face value plus a premium of $347,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.92% and matures on August 1, 2015. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $320,000 were made during the six months ended June 30, 2012 on the two loans.

On September 28, 2010, we assumed two loans in connection with the acquisition of 100 Tice Blvd.: (i) a $23,136,000 ($21,218,000 at face value plus a premium of $1,918,000) fixed rate loan from Principal Life Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017; (ii) a $23,136,000 ($21,217,000 at a face value plus a premium of $1,919,000) fixed rate mortgage from Hartford Life and Accidental Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $510,000 were made during the six months ended June 30, 2012 on the two loans.

On December 7, 2010, we entered into a $85,000,000 secured term loan through a subsidiary with Wells Fargo Bank, N.A., or the Pacific Corporate Park Loan. The Pacific Corporate Park Loan has a seven-year term, monthly amortization of $250,000 and is secured by Pacific Corporate Park. Upon closing of the Pacific Corporate Park Loan on December 7, 2010, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. to effectively fix the interest rate on the entire outstanding Pacific Corporate Park Loan amount at 4.89% for its seven-year term. Principal and interest payments are due monthly and principal payments totaling $1,500,000 were made during the six months ended June 30, 2012.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

On December 29, 2010, we entered into a $12,600,000 secured term loan through Woodmen of The World Life Insurance Society secured by the Ten Parkway North property. The Ten Parkway North loan bears interest at a fixed rate of 4.75% per annum and matures on January 1, 2021. Principal and interest payments are due monthly and principal payments totaling $139,000 were made during the six months ended June 30, 2012.

Beginning January 2011, principal and interest payments are due monthly on the $9,725,000 term loan secured by the Deerfield Commons I that was originally entered into on November 29, 2005. The loan bears interest at a fixed rate of 5.23% per annum and interest only payments were due monthly for the first 60 months. Principal payments totaling $72,000 were made during the six months ended June 30, 2012.

On February 8, 2011, we entered into five cross-collateralized secured term loans totaling $37,000,000 with ING USA Annuity and Life Insurance Company secured by the following properties: 4701 Gold Spike Road, $10,650,000, Summit Distribution Center, $6,700,000, Tolleson Commerce Park II, $4,600,000, 3660 Deerpark Blvd., $7,650,000 and 1985 International Way, $7,400,000. The loans bear interest at a fixed rate of 4.45% and mature on March 1, 2018. Principal and interest payments are due monthly and principal payments totaling $308,000 were made during the six months ended June 30, 2012.

On February 28, 2011, we entered into a $33,000,000 secured term loan with TD Bank secured by the 100 Kimball Drive property. Upon closing the 100 Kimball Drive loan, we simultaneously entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the entire outstanding loan amount to 5.25% for its 10 year term. Principal and interest payments are due monthly and principal payments totaling $331,000 were made during the six months ended June 30, 2012.

On April 11, 2011, in connection with the acquisition of 70 Hudson Street, we assumed a $124,113,000 ($120,857,000 face value plus a premium of $3,256,000) fixed rate mortgage loan from Lehman Brothers Bank, FSB that bears interest at a rate of 5.65% and matures on April 11, 2016. Principal and interest payments are due monthly and principal payments totaling $867,000 were made during the six months ended June 30, 2012.

On April 11, 2011, in connection with the acquisition of 90 Hudson Street, we assumed a $120,247,000 ($117,562,000 face value plus a premium of $2,685,000) fixed rate mortgage loan from Teachers Insurance and Annuity Association of America that bears interest at a rate of 5.66% and matures on May 1, 2016. On July 14, 2011, we and Teachers Insurance and Annuity Association of America, or the Lender, agreed to modify the $117,562,000 existing mortgage loan assumed by us. The loan was modified to extend its maturity by three years, from May 1, 2016 to May 1, 2019. The 5.66% annual interest rate was unchanged but is subject to a new 30 year amortization schedule. We pre-paid approximately $8,600,000 of loan’s balance (with no pre-payment penalty) in connection with the modification. Principal and interest payments are due monthly and principal payments totaling $716,000 were made during the six months ended June 30, 2012.

On June 24, 2011, we entered into a $11,700,000 secured term loan with TD Bank secured by the Kings Mountain III property. Effective July 1, 2011, we entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the entire outstanding loan amount to 4.47% for its 7 year term maturing on July 1, 2018. Principal and interest payments are due monthly and principal payments totaling $129,000 were made during the six months ended June 30, 2012.

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

Upon closing on May 26, 2010, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. to effectively fix the interest rate on the initial $15,000,000 outstanding loan amount at 5.10% for the four-year term of the facility. The interest rate swap was designated as a qualifying cash flow hedge at the start date of the hedge relationship as described in Note 15 “Derivative Instruments.” The Wells Fargo Credit Facility was initially secured by our 13201 Wilfred, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, Crest Ridge Corporate Center I and West Point Trade Center properties. In addition, CSP OP provides a limited guarantee for the Wells Fargo Credit Facility. The Wells Fargo Credit Facility is subject to certain customary financial covenants, including certain negative financial covenants, which we believe we were in compliance with as June 30, 2012.

On August 31, 2010, we entered into an amended and restated credit agreement with Wells Fargo Bank, N.A. to expand the Wells Fargo Credit Facility from its initial capacity of $70,000,000 to an amended capacity of $125,000,000 (the “Amended Wells Fargo Credit Facility”). In connection with the Amended Wells Fargo Credit Facility, the minimum outstanding amount was increased to $25,000,000 and as such an additional $10,000,000 was drawn (in addition to the $15,000,000 initially drawn on May 26, 2010) with the remaining $100,000,000 available for disbursement during the term of the facility. The Amended Wells Fargo Credit Facility is secured by an additional three of our properties, for a total of eight properties in all: 13201 Wilfred Lane, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, Crest Ridge Corporate Center, West Point Trade Center, 5160 Hacienda Drive, 10450 Pacific Center Court and 225 Summit Avenue. The interest rate was reduced by 25 basis points to 275 basis points over LIBOR (which rate will apply to all withdrawals from the Amended Wells Fargo Credit Facility other than the initial $15,000,000 that was drawn on May 26, 2010) and the initial interest rate floor of 4.00% was eliminated. The initial maturity date remains May 26, 2014, however we may extend the maturity date to May 26, 2015, subject to certain conditions. The Amended Wells Fargo Credit Facility is subject to certain representations and warranties and customary financial covenants (including certain negative financial covenants) with which we believe we were in compliance as of June 30, 2012.

We currently maintain a $25,000,000 ($15,000,000 initially drawn on May 26, 2010 and a second draw of $10,000,000 on August 31, 2010) balance in connection with the amended Wells Fargo Credit Facility, with the remaining $100,000,000 available for disbursement during the time of the facility. The $25,000,000 is included in Loan Payable on our consolidated balance sheet.

The minimum principal payments due for the notes payable and our loan payable from our consolidated properties are as follows as of June 30, 2012 (in thousands):

2012 (Six months ending December 31, 2012)	$7,170
2013	48,024
2014	93,831
2015	64,099
2016	125,085
2017	111,630
Thereafter	200,587

$650,426

Our organizational documents contain a limitation on the amount of indebtedness that we may incur, so that unless our shares are listed on a national securities exchange, our aggregate borrowing may not exceed 300% of our net assets unless any excess borrowing is approved by a majority of our independent trustees and is disclosed to shareholders in our next quarterly report.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

8. Minimum Future Rents Receivable

The following is a schedule of minimum future rentals to be received on non-cancelable operating leases from consolidated properties as of June 30, 2012 (in thousands):

2012 (Six months ending December 31, 2012)	$69,888
2013	131,689
2014	126,978
2015	119,210
2016	106,005
2017	99,309
Thereafter	392,939

$1,046,018

9. Concentrations

Tenant Revenue Concentrations

For the six months ended June 30, 2012, there were no significant revenue concentrations.

For the six months ended June 30, 2011, a tenant in Pacific Corporate Park accounted for approximately $7,100,000 or approximately 10.55% of total revenues from consolidated properties. The leases under which the tenant occupies our Pacific Corporate Park property expire in February 2021.

Geographic Concentrations

As of June 30, 2012, we owned 78 consolidated properties, located 16 states (Arizona, California, Colorado, Florida, Georgia, Illinois, Kentucky, Massachusetts, Minnesota, New Jersey, North Carolina, South Carolina, Pennsylvania, Texas, Utah, and Virginia) and in the United Kingdom.

As of June 30, 2011 we owned 73 consolidated properties, excluding two properties held for sale, located 14 states (Arizona, California, Florida, Georgia, Illinois, Kentucky, Massachusetts, Minnesota, New Jersey, North Carolina, South Carolina, Texas, Utah, and Virginia) and in the United Kingdom.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

Our geographic revenue concentrations from consolidated properties for the six months ended June 30, 2012, and 2011 are as follows:

	Six Months Ended June 30,
	2012	2011
Domestic
New Jersey	27.63%	24.02%
Virginia	11.16	14.47
California	9.11	11.91
Texas	8.63	8.57
South Carolina	8.28	9.17
Massachusetts	5.94	7.14
Florida	5.56	5.48
Arizona	4.60	0.84
Illinois	4.07	2.99
Minnesota	3.67	4.87
North Carolina	2.68	2.01
Colorado	1.55	0
Georgia	1.34	1.60
Kentucky	0.84	1.10
Utah	0.80	0.97

Total Domestic	95.86	95.14
International
United Kingdom	4.14	4.86

Total	100.00%	100.00%

Our geographic long-lived asset concentrations from consolidated properties as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Domestic
New Jersey	27.68%	29.44%
Virginia	10.24	10.90
South Carolina	9.08	9.66
California	7.72	8.18
Texas	7.16	7.58
Illinois	6.09	2.42
Massachusetts	5.15	5.44
Florida	5.05	5.34
Arizona	4.01	4.26
North Carolina	3.22	3.40
Pennsylvania	2.57	0.76
Minnesota	2.36	2.50
Colorado	1.42	1.51
Kentucky	0.80	0.86
Georgia	0.75	0.81
Utah	0.73	0.78

Total Domestic	94.03	93.84
International
United Kingdom	5.97	6.16

Total	100.00%	100.00%

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

10. Segment Disclosure

Our reportable segments consist of three types of commercial real estate properties, namely, Domestic Industrial Properties, Domestic Office Properties and International Office/Retail Properties. Management internally evaluates the operating performance and financial results of our segments based on net operating income. We also have certain general and administrative level activities including legal, accounting, tax preparation and shareholder servicing costs that are not considered separate operating segments. Our reportable segments are on the same basis of accounting as described in Note 2—”Basis of Presentation and Summary of Significant Accounting Policies.”

We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, property management fees, property level general and administrative expenses and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our general and administrative expenses. The following table compares the net operating income for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Domestic Industrial Properties
Revenues:
Rental	$10,631	$7,182	$19,766	$14,110
Tenant Reimbursements	2,535	1,678	4,917	3,342

Total Revenues	13,166	8,860	24,683	17,452

Property and Related Expenses:
Operating and Maintenance	606	495	1,253	943
General and Administrative	105	216	271	337
Property Management Fee to Related Party	91	53	159	136
Property Taxes	2,012	1,583	4,041	3,211

Total Expenses	2,814	2,347	5,724	4,627

Net Operating Income	10,352	6,513	18,959	12,825

Domestic Office Properties
Revenues:
Rental	24,243	20,886	48,632	37,052
Tenant Reimbursements	5,699	5,662	11,318	9,533

Total Revenues	29,942	26,548	59,950	46,585

Property and Related Expenses:
Operating and Maintenance	4,157	3,490	8,492	6,216
General and Administrative	136	166	199	296
Property Management Fee to Related Party	224	47	461	303
Property Taxes	3,398	3,076	6,745	5,523

Total Expenses	7,915	6,779	15,897	12,338

Net Operating Income	22,027	19,769	44,053	34,247

International Office/Retail Properties
Revenues:
Rental	1,694	1,537	3,489	3,135
Tenant Reimbursements	84	92	163	135

Total Revenues	1,778	1,629	3,652	3,270

Property and Related Expenses:
Operating and Maintenance	70	119	196	358
General and Administrative	104	(78)	152	75
Property Management Fee to Related Party	75	75	152	146

Total Expenses	249	116	500	579

Net Operating Income	1,529	1,513	3,152	2,691

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Reconciliation to Consolidated Net Loss
Total Segment Net Operating Income	33,908	27,795	66,164	49,763
Interest Expense	8,711	9,385	17,467	15,395
General and Administrative	1,924	1,071	3,812	2,213
Investment Management Fee to Related Party	6,150	5,235	12,111	9,493
Acquisition Expenses	31	6,852	1,409	11,493
Depreciation and Amortization	17,985	14,972	35,961	27,245
Transition Costs	1,936	0	1,936	0

	(2,829)	(9,720)	(6,532)	(16,076)

Other Income and Expenses
Interest and Other Income	485	435	1,545	811
Net Settlement Payments on Interest Rate Swaps	(164)	(180)	(324)	(354)
(Loss) Gain on Interest Rate Swaps	122	(108)	246	145
Loss on Note Payable at Fair Value	(25)	(8)	(60)	(34)

Loss from Continuing Operations Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	(2,411)	(9,581)	(5,125)	(15,508)

Provision for Income Taxes	(160)	(230)	(142)	(300)
Equity in Income of Unconsolidated Entities	1,087	341	1,629	3,551

Net Loss from Continuing Operations	(1,484)	(9,470)	(3,638)	(12,257)

Discontinued Operations
Income from Discontinued Operations	0	220	0	395
Realized Loss from Sale	0	(126)	0	(126)
Loss From Write Down to Sales Value	(415)	0	(415)	0

Income From Discontinued Operations	(415)	94	(415)	269

Net Loss	(1,899)	(9,376)	(4,053)	(11,988)

Net Loss Attributable to Non-Controlling Operating Partnership Units	0	13	2	16

Net Loss Attributable to Chambers Street Properties Shareholders	$(1,899)	$(9,363)	$(4,051)	$(11,972)

Condensed Assets	June 30, 2012	December 31, 2011
Domestic Industrial Properties—Continuing Operations	$517,833	$463,869
Domestic Office Properties—Continuing Operations	1,072,761	1,091,120
Domestic Office Properties—Discontinued Operations	2,886	0
International Office/Retail Properties	103,220	102,992
Non-Segment Assets	784,488	765,486
Non-Segment Construction in Progress and Other Assets—Variable Interest Entity	47,900	17,233

Total Assets	$2,529,088	$2,440,700

	Six Months Ended June 30,
Capital Expenditures(1)	2012	2011
Domestic Industrial Properties—Continuing Operations	$64,770	$45,912
Domestic Office Properties—Continuing Operations	289	61,920
International Office/Retail Properties	576	90
Non-Segment Assets	522	231
Non-Segment Construction in Progress—Variable Interest Entity	26,529	0

Total Capital Expenditures	$92,686	$108,153

(1)	This table presents acquisitions and improvements on real estate investments.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

11. Investment Management and Other Fees to Related Parties

Historically, all of our business activities were managed by the former investment advisor pursuant to the Fourth Amended Advisory Agreement, which terminated by its terms on June 30, 2012. Effective July 1, 2012, we entered into a transitional services agreement with CSP OP and the former investment advisor pursuant to which the former investment advisor will provide certain consulting related services to us at the direction of our officers and other personnel for a term ending April 30, 2013. See Note 20 “Subsequent Events” for a discussion of the transitional services agreement. Previously, pursuant to the Fourth Amended Advisory Agreement the former investment advisor and its affiliates performed services relating to the management of our assets. We also have paid fees to the former dealer manager for services it performed with respect to our prior public offerings. Items of compensation and equity participation are as follows:

Offering Costs Relating to Public Offerings

Offering costs totaling ($41,000) and $17,116,000, $17,530,000 and $26,267,000 were incurred during the three and six months ended June 30, 2012 and 2011, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Of the total amounts, ($41,000) and $17,007,000, $17,504,000 and $26,066,000 was incurred to CNL Securities Corp., as the former dealer manager of our follow-on public offering and $0 and $109,000, $26,049 and $201,000 was incurred to the former investment advisor for reimbursable marketing for the three and six months ended June 30, 2012 and 2011, respectively. Each party will be paid the amount incurred from proceeds of our follow-on public offering. As of June 30, 2012 and December 31, 2011 the accrued offering costs payable to related parties included in our consolidated balance sheets were $0 and $1,974,000.

Investment Management Fee to Related Party

Prior to October 24, 2006, the former investment advisor received an annual fee equal to 0.75% of the book value of the total assets, as defined in the advisory agreement, based on the assets of CSP OP. The investment management fee was calculated monthly based on the average of total assets, as defined, during such period. On October 24, 2006, we entered into that certain amended and restated agreement of limited partnership of CSP OP (the “Amended Partnership Agreement”) and that certain amended and restated advisory agreement (the “Amended Advisory Agreement”). The Amended Advisory Agreement provided an investment management fee of (i) a monthly fee equal to one twelfth of 0.6% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments within our portfolio and (ii) a monthly fee equal to 7.0% of the aggregate monthly net operating income derived from all real estate investments within our portfolio. On January 30, 2009, we entered into that certain second amended and restated advisory agreement (the “Second Amended Advisory Agreement”) and that certain second amended agreement of limited partnership of CBRE Operating Partnership, L.P. (the “Second Amended Partnership Agreement”). The Second Amended Advisory Agreement modified, among other things, the investment management fee to consist of (a) a monthly fee equal to one twelfth of 0.5% of the aggregate costs (before non-cash reserves and depreciation) of all real estate investment in our portfolio and (b) a monthly fee equal to 5.0% of the aggregate monthly net operating income derived from all real estate investments in our portfolio The Second Amended Partnership Agreement generally contained the same terms and conditions as the Amended Partnership Agreement, except for clarification regarding the timing of potential distributions that the holder of the Class B interest would have been entitled to.

On December 21, 2010, we entered into that certain third amended and restated advisory agreement (the “Third Amended Advisory Agreement”). The Third Amended Advisory Agreement contained the same terms and conditions as the Second Amended Advisory Agreement, except that the term of the agreement was extended to April 30, 2011, subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties. The former investment advisor did not waive any investment management fees during the three and six months ended June 30, 2012 and 2011, respectively.

On April 27, 2012, the Company entered into the Fourth Amended Advisory Agreement with CSP OP and the former investment advisor, effective May 1, 2012. The Fourth Amended Advisory Agreement generally contains the same terms and conditions as the Third Amended and Restated Advisory Agreement dated December 21, 2010, except for the following material changes: (i) the term of the agreement was modified to expire on the earlier of (a) June 30, 2012 or (b) such date that we became self-managed through the hiring of a majority of 14 identified current employees of the former investment advisor and/or its affiliates, subject to up to four successive two-month renewals; provided, however, that no renewal shall have been permitted if we became self-managed; (ii) to the extent we assume costs prior to the termination of the Fourth Amended Advisory Agreement in connection with our transition to self-

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

management of the type which were previously borne by the former investment advisor pursuant to the Third Amended Advisory Agreement, then the fees paid to the former investment advisor would be correspondingly reduced on a monthly basis, subject to certain adjustments; and (iii) the indemnification provisions were modified to specify that we would indemnify the former investment advisor and its affiliates under any predecessor advisory agreement, future services agreement or arising from the performance of duties as an officer or trustee of the Company or another entity for which they served at our request.

On April 27, 2012, we entered into the Third Amended Partnership Agreement with each of the limited partners of the CSP OP, effective May 1, 2012. The Third Amended Partnership Agreement generally contains the same terms and conditions as the Second Amended Partnership Agreement, except with respect to the redemption of the Class B interest. Under the Third Amended Partnership Agreement, the Class B interest may be redeemed upon the earliest to occur of (i) the exercise by the holder of the Class B interest of its right to require CSP OP to redeem its interest, which such right continues for five years from the date of the agreement, (ii) the fifth anniversary of the date of the agreement, (iii) certain other liquidity events, (iv) a merger or sale transaction (a “Merger or Sale”), or (v) our common shares becoming listed or admitted to trading on a national securities exchange or designated for quotation on the NASDAQ Global Select Market or the NASDAQ Global Market (a “Listing”). CSP OP may reject a redemption and institute a blackout period with respect to redemptions upon the determination by our Board of Trustees that an appraisal process would not be in the best interest of CSP OP at the time of the proposed redemption. A blackout period may only be imposed as the result of a potential Merger or Sale or potential Listing. The consideration received for the redemption of the Class B interest will depend upon the event triggering the redemption. In the event of a redemption in connection with (a) a Listing, the consideration will be determined based on the market value of our shares for a 30 day period beginning 150 days after the Listing, or (b) a Merger or Sale, the consideration will be determined based on our aggregate share value in the transaction. In the event of a redemption as a result of (a) the exercise by the holder of the Class B interest of its redemption right, (b) the fifth anniversary of the date of the agreement or (c) certain other liquidity events, the consideration will be determined based on an appraisal process.

The Company recognized $200,000 in expense associated with the Class B interest during the three months ended June 30, 2012. The former investment advisor earned investment management fees of $6,150,000 and $5,273,000 for the three months ended June 30, 2012 and 2011, respectively; and $12,111,000 and $9,570,000 for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012 and December 31, 2011, the investment management fees payable to related party in our consolidated balance sheets were $2,204,000 and $1,968,000, respectively. In connection with services provided to the former investment advisor, CFG VIII, Inc., the former sub-advisor and affiliate of the former dealer manager pursuant to a sub-advisory agreement dated August 21, 2006, (which such agreement terminated by its terms on June 30, 2012 in connection with the termination of the Fourth Amended Advisory Agreement) was paid by the former investment advisor $849,000 and $728,000 for the three months ended June 30, 2012 and 2011, respectively; and $1,672,000 and $1,321,000 for the six months ended June 30, 2012 and 2011, respectively.

Acquisition Fee and Expenses to Related Party

The advisory agreement permitted the former investment advisor to earn an acquisition fee of up to 1.5% of (i) the purchase price of real estate investments acquired by us, including any debt attributable to such investments, or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. The former investment advisor earned acquisition fees of $0 and $5,262,000 for the three months ended June 30, 2012 and 2011, respectively; and $1,117,000 and $9,376,000 for the six months ended June 30, 2012 and 2011, respectively. In connection with services provided to the former investment advisor, the sub advisor, pursuant to a sub advisory agreement, was paid by the former investment advisor acquisition fees of $0 and $984,000 for the three months ended June 30, 2012 and 2011, respectively; and $209,000 and $1,753,000 for the six months ended June 30, 2012 and 2011, respectively. The former investment advisor earned $0 and $351,000 in acquisition related expenses during the three months ended June 30, 2012 and 2011, respectively; and $64,000 and $625,000 for the six months ended June 30, 2012 and 2011, respectively. Prior to the adoption of “Business Combinations” on January 1, 2009, these acquisition fees and expenses were capitalized to investments in real estate and related intangibles.

Management Services to Related Party

Affiliates of the former investment advisor may also provide leasing, brokerage, property management, construction management or mortgage banking services for us. CBRE Group, Inc., an affiliate of the former investment advisor, received property management fees of approximately $390,000 and $175,000 for the three months ended June 30, 2012 and 2011, respectively; and $772,000 and $585,000 for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012 and December 31, 2011 the property

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

management fees payable to related party included in our consolidated balance sheets were $282,000 and $190,000, respectively. Brokerage fees of $0 and $25,000 were paid to affiliates of the former investment advisor for the three months ended June 30, 2012 and 2011, respectively; and $0 and $25,000 for the six months ended June 30, 2012 and 2011, respectively. Mortgage banking fees of $0 and $138,000 were paid to CBRE Capital Markets, as affiliate of the former investment advisor, for the three months ended June 30, 2012 and 2011, respectively; and $0 and $751,000 for the six months ended June 20, 2012 and 2011, respectively.

Affiliates of the former investment advisor received leasing fees of $119,000 and $792,000 for the three months ended June 30, 2012 and 2011, respectively; and $289,000 and $1,110,000 for the six months ended June 30, 2012 and 2011, respectively. An affiliate of the former investment advisor received construction management fees of $246,000 and $7,000 for the three months ended June 30, 2012 and 2011, respectively; and $558,000 and $19,000 for the six months ended June 30, 2012 and 2011, respectively.

12. Equity Incentive Plan and Performance Bonus Plan

Equity Incentive Plan

We have adopted a 2004 equity incentive plan which was amended and restated in July 2012 to reflect our name change. The purpose of the 2004 equity incentive plan is to provide us with the flexibility to use share options and other awards to provide a means of performance-based compensation. Our key employees, directors, trustees, officers, advisors, consultants or other personnel and our subsidiaries or other persons expected to provide significant services or our subsidiaries would be eligible to be granted share options, restricted shares, phantom shares, distribution equivalent rights and other share-based awards under the 2004 equity incentive plan.

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

No awards were made under this plan during the three and six months ended June 30, 2012.

Performance Bonus Plan

We have adopted a 2004 performance bonus plan which was amended and restated in July 2012 to reflect our name change. Annual bonuses under our 2004 performance bonus plan are awarded by our Compensation Committee to selected key employees based on corporate factors or individual factors (or a combination of both). Subject to the provisions of the 2004 performance bonus plan, the Compensation Committee will (i) determine and designate those key employees to whom bonuses are to be granted; (ii) determine, consistently with the 2004 performance bonus plan, the amount of the bonus to be granted to any key employee for any performance period; and (iii) determine, consistently with the 2004 performance bonus plan, the terms and conditions of each bonus. Bonuses may be so awarded by the Compensation Committee prior to the commencement of any performance period, during or after any performance period. No bonus shall exceed 200% of the key employee’s aggregate salary for the year. The Compensation Committee may provide for partial bonus payments at target and other levels. Corporate performance hurdles for bonuses may be adjusted by the Compensation Committee in its discretion to reflect (i) dilution from corporate acquisitions and share offerings, and (ii) changes in applicable accounting rules and standards. The Compensation Committee may determine that bonuses shall be paid in cash or shares or other equity-based grants, or a combination thereof. The Compensation Committee may also provide that any such share grants be made under our 2004 equity incentive plan or any other equity-based plan or program we may establish. The Compensation Committee may provide for programs under which the payment of bonuses may be deferred at the election of the employee. No bonuses were awarded and no bonus related expenses were incurred by us during the three and six months ended June 30, 2012 and 2011, respectively.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

13. Shareholders’ Equity

Under our declaration of trust, we have the authority to issue a total of 1,000,000,000 shares of beneficial interest. Of the total shares authorized, 990,000,000 shares are designated as common shares with a par value of $0.01 per share and 10,000,000 shares are designated as preferred shares.

The registration statement relating to our initial public offering was declared effective by the SEC on October 24, 2006. CNL Securities Corp. was the dealer manager of our initial public offering. The registration statement covered up to $2,000,000,000 in common shares of beneficial interest, 90% of which were offered at a price of $10.00 per share, and 10% of which were offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the former investment advisor, or another firm we choose for that purpose. As of January 29, 2009, we had issued 60,808,967 common shares in our initial public offering. We terminated the initial public offering effective as of the close of business on January 29, 2009. The registration statement relating to our follow-on public offering was declared effective by the SEC on January 30, 2009. CNL Securities Corp. was the dealer manager of this offering. The registration statement covered up to $3,000,000,000 in common shares of beneficial interest, 90% of which were offered at a price of $10.00 per share, and 10% of which were offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the former investment advisor. We closed our follow-on offering on January 30, 2012. From January 30, 2009 (effective date) through January 30, 2012, we received gross offering proceeds of approximately $1,901,137,211 from the sale of 190,672,251 shares.

During the six months ended June 30, 2012 and 2011, we repurchased 2,104,314 common shares and 1,790,615 common shares, respectively, under our Share Redemption Program for $19,621,000 and $16,227,000, respectively.

Accumulated Other Comprehensive Income (Loss)

The following presents the changes in the balances of each component of accumulated other comprehensive income for the six months ended June 30, 2012 and 2011 (in thousands):

	Foreign Currency Translation Gain (Loss)	Swap Fair Value Adjustment	Accumulated Other Comprehensive Income (Loss)
January 1, 2012	$(10,579)	$(13,085)	$(23,664)
Other Comprehensive (Loss)	(2,155)	(2,076)	(4,231)

June 30, 2012	$(12,734)	$(15,161)	$(27,895)

	Foreign Currency Translation Gain (Loss)	Swap Fair Value Adjustment	Accumulated Other Comprehensive Income (Loss)
January 1, 2011	$(9,758)	$(1,928)	$(11,686)
Other Comprehensive (Loss)	7,176	(2,528)	4,648

June 30, 2011	$(2,582)	$(4,456)	$(7,038)

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

The following table reconciles the distributions declared per common share to the distributions paid per common share during the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
Distributions declared per common share	$0.30	$0.30
Less: Distributions declared in the current period, and paid in the subsequent period	(0.15)	(0.15)
Add: Distributions declared in the prior year, and paid in the current year	0.15	0.15

Distributions paid per common share	$0.30	$0.30

Distributions to shareholders during the six months ended June 30, 2012 and 2011 totaled $69,511,000 and $49,361,000, respectively.

We issued 3,317,172 common shares and 2,222,821 common shares pursuant to our dividend reinvestment plan for the six months ended June 30, 2012 and 2011, respectively.

15. Derivative Instruments

The following table sets forth the terms of our interest rate swap derivative instruments at June 30, 2012 (amounts in thousands):

Type of Instrument	Notional Amount	Fair Value	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Non-qualifying Interest Rate Swap on Thames Valley Retail Park debt(1)	$8,862	(365)	5.41%	0.99%	May 30, 2013
Non-qualifying Interest Rate Swap on Albion Mills debt(1)	$8,979	(357)	3.94%	1.02%	October 10, 2013
Qualifying Interest Rate Swap on Maskew Retail Park debt(1)	$21,960	(1,186)	3.42%	1.01%	August 10, 2014
Qualifying Interest Rate Swap on Wells Fargo Credit Facility loan	$15,000	(490)	2.10%	0.24%	May 26, 2014
Qualifying Interest Rate Swap on Pacific Corporate Park debt	$80,250	(6,619)	2.69%	0.25%	December 7, 2017
Qualifying Interest Rate Swap on 100 Kimball Drive Park debt	$32,190	(4,707)	3.50%	0.24%	March 1, 2021
Qualifying Interest Rate Swap on Kings Mountain III debt	$11,466	(885)	2.47%	0.24%	July 1, 2018

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.

The following table sets forth the terms of our interest rate swap derivative instruments at December 31, 2011 (amounts in thousands):

Type of Instrument	Notional Amount	Fair Value	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Non-qualifying Interest Rate Swap on Thames Valley Drive Retail Park debt(1)	$8,762	(520)	5.41%	1.04%	May 30, 2013
Non-qualifying Interest Rate Swap on Albion Mills debt(1)	$8,877	(438)	3.94%	0.96%	October 10, 2013
Qualifying Interest Rate Swap on Maskew Retail Park debt(1)	$21,710	(1,250)	3.42%	0.97%	August 10, 2014
Qualifying Interest Rate Swap on Wells Fargo Credit Facility loan	$15,000	(540)	2.10%	0.27%	May 26, 2014
Qualifying Interest Rate Swap on Pacific Corporate Park debt	$82,000	(5,721)	2.69%	0.32%	December 7, 2017
Qualifying Interest Rate Swap on 100 Kimball Drive debt	$32,521	(4,120)	3.50%	0.27%	March 1, 2021
Qualifying Interest Rate Swap on Kings Mountain III debt	$11,595	(709)	2.47%	0.27%	July 1, 2018

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

We marked our two non-qualifying economic hedge interest rate swap instruments to their estimated liability value of $722,000 and $958,000 on the consolidated balance sheet at June 30, 2012 and December 31, 2011 included in Liabilities as Interest Rate Swaps at Fair Value. We recognized a gain on interest rate swaps of $246,000 and $145,000 for the six months ended June 30, 2012 and 2011, respectively, included in Gain (Loss) on Interest Rate Swaps on the Consolidated Statement of Operations.

Our $21,960,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our Maskew Retail Park variable rate note payable from its inception on September 24, 2009. The estimated fair value of the interest rate swap liability value of $1,186,000 and $1,250,000 as of June 30, 2012 and December 31, 2011, respectively, has resulted in a swap fair value adjustment being recorded to other comprehensive (loss) gain totaling ($19,000) and $105,000 for the six months ended June 30, 2012 and 2011, respectively.

Our $15,000,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our Wells Fargo Credit Facility variable rate loan payable from its inception on May 26, 2010. The estimated fair value of the interest rate swap liability value of $490,000 and $540,000 as of June 30, 2012 and December 31, 2011, has resulted in a swap fair value adjustment being recorded to other comprehensive gain totaling $50,000 and $98,000 for the six months ended June 30, 2012 and 2011, respectively.

Our $80,250,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our Pacific Corporate Park variable rate loan payable from its inception on December 7, 2010. The estimated fair value of the interest rate swap value of $6,619,000 and $5,721,000 as of June 30, 2012 and December 31, 2011, has resulted in a swap fair value adjustment being recorded to other comprehensive loss totaling $898,000 and $1,052,000 for the six months ended June 30, 2012 and 2011, respectively.

Our $32,190,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our 100 Kimball Drive variable rate loan payable from its inception on March 1, 2011. The estimated fair value of the interest rate swap liability value of $4,707,000 and $4,120,000 as of June 30, 2012 and December 31, 2011, has resulted in a swap fair value adjustment being recorded to other comprehensive loss totaling $587,000 and $1,277,000 for the six months ended June 30, 2012 and 2011, respectively.

Our $11,466,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our Kings Mountain III variable rate loan payable from its inception on July 1, 2011. The estimated fair value of the interest rate swap liability value of $885,000 and $709,000 as of June 30, 2012 and December 31, 2011, has resulted in a swap fair value adjustment being recorded to other comprehensive loss totaling $176,000 and $0 for the six months ended June 30, 2012 and 2011, respectively.

There was no measured ineffectiveness for any of our qualifying hedges during the six months ended June 30, 2012 and 2011. There were no amounts of deferred gains or losses that are reported in AOCI that are expected to be reclassified into earnings in the next 12 months.

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

We applied the fair value option for the Albion Mills Retail Park note payable at each reporting period. Included in loss on notes payable at fair value in the statement of operations were $25,000 and $8,000 for the three months ended June 30, 2012 and 2011, respectively; and $60,000 and $34,000 for the six months ended June 30, 2012 and 2011, respectively. In addition, there were $100,000 and $113,000 translation losses recorded to Other Comprehensive Loss for the six months ended June 30, 2012 and 2011, respectively.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

17. Fair Value of Financial Instruments and Investments

We apply the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical financial instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have classified the Albion Mills Retail Park notes payable as Level 3 as of June 30, 2012 and December 31, 2011 due to the lack of current market activity and our reliance on unobservable inputs to estimate the fair value of the mortgage note payable.

As of June 30, 2012 and December 31, 2011, we held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, interest rate swap derivative contracts and our equity method investment in CBRE Strategic Partners Asia. Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less, including money market funds and U.S. Government obligations. Derivative instruments are related to our economic hedging activities with respect to interest rates.

The fair values of the interest rate swap derivative agreements are estimated with the assistance of a third party valuation specialist, as reviewed by management, using the market standard methodology of discounting the future expected cash payments and receipts on the pay and receive legs of the interest rate swap agreements that swap the estimated variable rate mortgage note payment stream for a fixed rate receive payment stream over the period of the loan. The variable interest rates used in the calculation of projected receipts on the interest rate swap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements (where appropriate). Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2012 and December 31, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.

The Class B Interest is based on Level 3 valuation inputs for valuing subordinated equity instruments at the Operating Partnership level.

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

¡

For investments owned more than one year, except for investments under construction or incurring significant renovation, it is CBRE Strategic Partners Asia’s policy to obtain a third-party appraisal. For investments in real estate under construction or incurring significant renovation, the valuation analysis is prepared by the investment manager.

The following items are measured at fair value on a recurring and non-recurring basis at June 30, 2012 and December 31, 2011 (in thousands):

	As of June 30, 2012
		Fair Value Measurements Using:
	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets (Liabilities)
Recurring Fair Value Measurements:
Cash and Cash Equivalents	$221,400	$221,400	$0	$0
Interest Rate Swaps at Fair Value—Non Qualifying Hedges	$(722)	$0	$(722)	$0
Interest Rate Swaps at Fair Value—Qualifying Hedges	$(13,887)	$0	$(13,887)	$0
Investment in CBRE Strategic Partners Asia	$7,741	$0	$0	$7,741
Class B Interest	$(200)	$0	$0	$(200)
Note Payable at Fair Value	$(8,935)	$0	$0	$(8,935)
Non-recurring Fair Value Measurements:
Asset Held for Sale	$2,886	$2,886	$0	$0

	As of December 31, 2011
		Fair Value Measurements Using:
	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets (Liabilities)
Recurring Fair Value Measurements:
Cash and Cash Equivalents	$184,160	$184,160	$0	$0
Interest Rate Swaps at Fair Value—Non Qualifying Hedges	$(958)	$0	$(958)	$0
Interest Rate Swaps at Fair Value—Qualifying Hedges	$(12,340)	$0	$(12,340)	$0
Investment in CBRE Strategic Partners Asia	$8,381	$0	$0	$8,381
Note Payable at Fair Value	$(8,775)	$0	$0	$(8,775)

The following table presents our activity for our investment in CBRE Strategic Partners Asia, the variable rate note payable and the Class B Interest measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2012 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Investment in CBRE Strategic Partners Asia	Note Payable	Class B Interest
Balance at January 1, 2012	$8,381	$(8,775)	$0
Contributions	2,029	0	0
Distributions	(2,400)	0	0
Fair Value Adjustment	(269)	(60)	(200)
Translation Adjustment in Other Comprehensive Income	$0	(100)	0

Balance at June 30, 2012	$7,741	$(8,935)	$(200)

The Amount of Total Income (Loss) for the Period Included in earnings/loss at June 30, 2012	$(269)	$(60)	$(200)

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Investment in CBRE Strategic Partners Asia	Note Payable
Balance at January 1, 2011	$9,471	$(8,769)
Contributions	457	0
Distributions	0	0
Total Loss on Fair Value Adjustment	(392)	(35)
Translation Adjustment in Other Comprehensive Income	0	(283)

Balance at June 30, 2011	$9,536	$(9,087)

The Amount of Total Income (Loss) for the Period Included in earnings/loss at June 30, 2011	$(392)	$(35)

Gains and losses (realized and unrealized) included in earnings related to the interest rate swaps, as well as for the elected fair value note payable for the three and six months ended June 30, 2012 and 2011, respectively, are reported as components of “Other Income and Expense” on the consolidated statements of operations.

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

Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. The Company does not obtain collateral associated with its derivative instruments, but monitors the credit standing of its counterparties on a regular basis. Should a counterparty fail to perform, the Company would incur a financial loss to the extent that the associated derivative contract was in an asset position. At June 30, 2012, the Company does not anticipate non-performance by the counterparties to its outstanding derivative contracts.

At June 30, 2012, the Company expects that the hedged forecasted transactions, for each of the outstanding qualifying cash flow hedging relationships, remain probable of occurring and that no gains or losses recorded to accumulated other comprehensive loss are expected to be reclassified to earnings.

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

Type of Instrument	Notional Amount	Maturity Date	Effects of Change in Interest Rates
			-100 Basis Points	-50 Basis Points	+50 Basis Points	+100 Basis Points
Non-qualifying Interest Rate Swap on Thames Valley Retail Park debt(1)	$8,862	May 30, 2013	(52)	(34)	33	67
Non-qualifying Interest Rate Swap on Albion Mills debt(1)	$8,979	October 10, 2013	(85)	(56)	56	111
Qualifying Interest Rate Swap on Maskew Retail Park debt(1)	$21,960	August 10, 2014	(344)	(225)	222	442
Qualifying Interest Rate Swap on Wells Fargo Credit Facility loan	$15,000	May 26, 2014	(147)	(135)	136	271
Qualifying Interest Rate Swap on Pacific Corporate Park debt	$80,250	December 7, 2017	(3,658)	(1,905)	1,844	3,638
Qualifying Interest Rate Swap on 100 Kimball Drive Park debt	$32,190	March 1, 2021	(2,366)	(1,195)	1,143	2,240
Qualifying Interest Rate Swap on Kings Mountain III debt	$11,466	July 1, 2018	(595)	(305)	294	580

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

The estimated fair value of our investment in CBRE Strategic Partners Asia is most sensitive to changes in capitalization rates for commercial properties in large urban areas in China and Japan, and among other factors, is also sensitive to currency exchange rate fluctuations and changes in the interest rates of China, Japan and the U.S., respectively. Decreases in capitalization rates and increases in interest rates generally increase the value of our investments. Changes in currency exchanges rates where the U.S. Dollar increases in value against the Chinese Yuan and Japanese Yen generally decrease the value of our investments. The estimated fair value of the Albion Mills variable rate loan is not sensitive to changes in index interest rates, but remains somewhat sensitive to changes in credit spreads available to the Company. If credit spreads increase, the fair value of this note payable balance decreases.

Disclosure of Fair Value Financial Instruments

For disclosure purposes only, the following table summarizes our notes payable and their estimated fair value at June 30, 2012 and December 31, 2011 (in thousands):

	Book Value		Fair Value
Financial Instrument	June 30 2012	December 31, 2011	June 30, 2012	December 31, 2011
Notes Payable(1)	$622,465	$630,146	$659,527	$656,135
Note Payable at Fair Value(1)	8,935	8,775	8,935	8,775

Total Notes Payable(1)	$631,400	$638,921	$668,462	$664,910

Loan Payable(1)	$25,000	$25,000	$25,000	$25,000

(1)

Level 3: For purposes of this fair value disclosure, we based our fair value estimate for notes payable on our internal valuation that includes a representative sample of our lenders’ market interest rate quotes as of June 30, 2012 and December 31, 2011 for debt with similar risk characteristics and maturities. We based the Note Payable carried at fair value on a third party appraiser’s valuation, which used similar techniques as our internal valuation model as of June 30, 2012 and December 31, 2011.

These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have classified the notes payable as Level 3 as of June 30, 2012 and December 31, 2011 due to the lack of current market activity and our reliance on unobservable inputs to estimate the fair value of the mortgage note payable.

18. Commitments and Contingencies

We have agreed to a capital commitment of up to $20,000,000 in CBRE Strategic Partners Asia, which extends to October 31, 2012. As of June 30, 2012, we funded $17,526,000 of our capital commitment. CBRE Global Investors formed CBRE Strategic Partners Asia, to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. If we and all other currently committed capital investors had funded our entire commitments in CBRE Strategic Partners Asia as of June 30, 2012, we would have owned an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. A majority of our trustees (including a majority of our independent trustees) not otherwise interested in this transaction approved the transaction as being fair, competitive and commercially reasonable. CBRE Strategic Partners Asia is managed by CB Richard Ellis Investors SP Asia II, LLC or the Fund Manager, a subsidiary of CBRE Global Investors, an affiliate of the former investment advisor.

Litigation—From time to time, we and our properties may be subject to legal proceedings, which arise in the ordinary course of our business. Currently, neither our company nor any of our properties are subject to, or threatened with, any legal proceedings for which the outcome is reasonably likely to have a material effect on our results of operations, or financial condition, or cash flows.

Environmental Matters—We are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

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

ASC 740-10 Income Taxes requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We did not have a liability for any unrecognized benefits as of June 30, 2012. The tax years from 2007 through 2011 remain open to examination by the taxing jurisdictions to which the company is subject.

Included as a component of our tax provision, we have incurred income and other taxes (franchise, local and state government and international) related to our continuing operations in the amount of $160,000 and $230,000, $142,000 and $300,000 for California, Georgia, Massachusetts, Minnesota, New Jersey, North Carolina and Texas impacting our operations during the three and six months ended June 30, 2012 and 2011, respectively. The United Kingdom taxes real property operating results at a statutory rate of 22%. The United Kingdom taxable losses to date have generated a deferred tax asset of approximately $1,038,646 consisting of these net operating loss carryforwards. We have provided for a full valuation allowance of ($1,038,646) as of June 30, 2012 on deferred tax assets because it is not likely that future operating profits in the United Kingdom would be sufficient to absorb the net operating losses.

20. Subsequent Events

As a result of the termination of the Fourth Amended Advisory Agreement on June 30, 2012, we have transitioned to a self-managed company and currently employ a staff of 20 people. In addition, effective July 1, 2012, upon the termination of the Fourth Amended Advisory Agreement, we entered into a transitional services agreement (the “Transitional Services Agreement”) with CSP OP and the former investment advisor pursuant to which the former investment advisor will provide certain consulting related services to us at the direction of the our officers and other personnel for a term ending April 30, 2013.

For consulting services provided to us in connection with the investment management of our assets, the former investment advisor shall be paid an investment management consulting fee payable in cash consisting of (i) a monthly fee equal to one-twelfth of 0.5% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments within our portfolio and (ii) a monthly fee equal to 5.0% of the aggregate monthly net operating income derived from all real estate investments within our portfolio, subject to certain adjustments. For consulting services provided to us in connection with the acquisition of assets, the former investment advisor or its affiliates shall be paid acquisition fees up to 1.5% of (i) the contract purchase price of real estate investments acquired by us, or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. The total of all acquisition consulting fees payable with respect to real estate investments shall not exceed an amount equal to 6% of the contract purchase price (or 6% of funds advanced with respect to mortgages) provided, however, that a majority of the uninterested members of the Board of Trustees may approve amounts in excess of this limit.

Upon the termination date of the Transitional Services Agreement, we and the former investment advisor shall agree on a list of unacquired real estate investments for which the former investment advisor has performed certain acquisition related consulting services (a “Qualifying Property”). If any Qualifying Property is acquired by us within the nine months following the termination of the Transitional Services Agreement then we shall pay an acquisition consulting fee equal to 0.75% of (i) the contract purchase price of the real estate investments (including debt), or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity to the former investment advisor. Real estate investments for which there is a dispute as to whether it is a Qualifying Property that are acquired within the nine months following the termination of the Transitional Services Agreement will be submitted to arbitration.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)

For consulting services provided to us in connection with property management, leasing or construction services, the former investment advisor shall be paid based upon the customary property management, leasing and construction supervision fees applicable to the geographic location and type of property. Such fees for each service provided are expected to range from 2.0% to 5.0% of gross revenues received from a property that we own. We shall pay the former investment advisor a real estate commission fee upon the sale of properties in an amount equal to the lesser of (i) one-half of the competitive real estate commission or (ii) 3% of the sales price of each property sold. The total brokerage commission paid may not exceed the lesser of the competitive real estate commission or an amount equal to 6% of the sales price of the property.

To the extent that the Company assumes or incurs prior to the termination of the Transition Services Agreement a cost that was previously borne by the former investment advisor during the term of the Transition Services Agreement or its predecessor agreement, then amounts otherwise owed under the Transition Services Agreement shall be correspondingly reduced on a monthly basis; provided that (i) any Assumed Costs resulting from hiring of any targeted personnel shall reduce the amounts payable by the Company under this agreement for such month only to the extent of their base salary and benefits (as in effect immediately prior to their hiring by the Company) and any related other direct employer costs (but excluding any bonus amounts) earned or incurred during the month.

We will reimburse the former investment advisor for certain expenses paid or incurred in connection with services provided under the Transitional Services Agreement. In addition, the former investment advisor will only be entitled to reimbursement for third party expenses incurred in connection with services provided pursuant to the Transitional Services Agreement that we have approved in writing. Our sole obligation to reimburse the former investment advisor for expenses incurred related to personnel costs shall be to make an aggregate payment equal to $2.5 million on the effective date of the agreement.

On July 3, 2012, we entered into an indemnification agreement with Louis P. Salvatore, our newly appointed trustee, whereby we have agreed to indemnify Mr. Salvatore under certain circumstances in his capacity as a trustee.

On July 9, 2012, we sold Cherokee Corporate Park located in Spartanburg, SC for $3,125,000 exclusive of customary closing costs.

On July 27, 2012, the European JV closed on a loan with Dekabank Deutsche Gironzentrale for approximately €31,100,000 (approximately $38,390,000 assuming an exchange rate of €1.00:$1.2344, or $30,712,000 at our 80% pro rata share), exclusive of customary fees and expenses. The loan is secured by the European Joint Venture’s Graben Distribution Center I and Graben Distribution Center II properties. The loan is interest only, with a fixed interest rate of 2.39% per annum, and has a 5-year term. The loan may be prepaid subject to customary prepayment fees and restrictions. Interest payments are due quarterly on the loan.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common shares, along with the following factors that could cause actual results to vary from our forward-looking statements:

¡	national, regional and local economic climates;

¡	the continued volatility and disruption of capital and credit markets, including the global impact of the current credit crisis in the U.S. and Europe;

¡	changes in supply and demand for office and industrial, retail and multi-family residential properties;

¡	adverse changes in the real estate markets, including increasing vacancy, decreasing rental revenue and increasing insurance costs;

¡	availability and credit worthiness of prospective tenants;

¡	our ability to maintain rental rates and maximize occupancy;

¡	our ability to identify acquisitions;

¡	our failure to successfully manage growth or operate acquired properties;

¡	our pace of acquisitions and/or dispositions of properties;

¡	risks related to development projects (including construction delay, cost overruns or our inability to obtain necessary permits);

¡	payment of distributions from sources other than cash flows and operating activities;

¡	our corporate debt ratings and changes in the general interest rate environment;

¡	availability of capital (debt and equity);

¡	our ability to refinance existing indebtedness or incur additional indebtedness;

¡	failure to comply with our debt covenants;

¡	unanticipated increases in financing and other costs, including a rise in interest rates;

¡	the actual outcome of the resolution of any conflict;

¡	material adverse actions or omissions by any of our joint venture partners;

¡	our ability to operate as a self-managed company;

¡	availability of and ability to retain our executive officers and other qualified personnel;

¡	future terrorist attacks in the United States or abroad;

¡	the ability of CSP OP to qualify as a partnership for U.S. federal income tax purposes;

¡	foreign currency fluctuations;

¡	accounting principles and policies and guidelines applicable to REITs;

¡	legislative or regulatory changes adversely affecting REITs and the real estate business;

¡	environmental, regulatory and/or safety requirements; and

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

Overview

We are a Maryland real estate investment trust that invests in real estate properties, focusing primarily on office and industrial (primarily warehouse/distribution) and to a lesser extent, retail and potentially multi-family residential properties, as well as other real estate-related assets. We may also utilize our expertise and resources to capitalize on unique opportunities that may exist elsewhere in the marketplace, in which we might also acquire interests in mortgages or other investments where we could seek to acquire the underlying property. We will not invest more than 20% of our total assets in any single investment. We intend to invest primarily in properties located in geographically-diverse major metropolitan areas in the United States. In addition, we currently intend to invest up to 30% of our total assets in properties outside of the United States. Our international investments may be in partnership with other entities that have significant local-market expertise. We expect that our international investments will focus on properties typically located in significant business districts and suburban markets.

As of June 30, 2012, we owned, on a consolidated basis, 78 office, industrial (primarily warehouse/distribution) and retail properties located in 16 states (Arizona, California, Colorado, Florida, Georgia, Illinois, Kentucky, Massachusetts, Minnesota, New Jersey, North Carolina, Pennsylvania, South Carolina, Texas, Utah and Virginia) and in the United Kingdom encompassing approximately 15,784,000 rentable square feet in the aggregate. In addition, we had ownership interests in five unconsolidated entities that, as of June 30, 2012, owned interests in 53 properties. Excluding those properties owned through our investment in CB Richard Ellis Strategic Partners Asia II, L.P. (“CBRE Strategic Partners Asia”), we owned, on an unconsolidated basis, 46 office, industrial (primarily warehouse/distribution) and retail properties located in 10 states (Arizona, Florida, Illinois, Indiana, Minnesota, Missouri, North Carolina, Ohio, Tennessee and Texas) and in the United Kingdom and Europe encompassing approximately 13,997,000 rentable square feet in the aggregate.

As of June 30, 2012, our portfolio was 98.45% leased. The total effective annual rents for our office properties, industrial properties and retail properties were approximately $149,323,000 $73,178,000 and $8,397,000 as of June 30, 2012, respectively (net of any rent concessions). The average effective annual rent per square foot for our office properties, industrial (primarily warehouse/distribution) properties and retail properties was approximately $19.23, $3.90 and $17.67 as of June 30, 2012, respectively (net of any rent concessions). As of June 30, 2011, our portfolio was 94.13% leased. The total effective annual rents for our office properties, industrial properties and retail properties were approximately $139,129,000, $61,550,000 and $8,493,000, as of June 30, 2011, respectively (net of any rent concessions). The average effective annual rent per square foot for our office properties, industrial properties and retail properties was approximately $19.19, $3.68 and $17.82 as of June 30, 2011, respectively (net of any rent concessions).

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

Historically, all of the business activities of the Company were managed by CBRE Advisors LLC (the “former investment advisor”) pursuant to the fourth amended and restated advisory agreement (the “Fourth Amended Advisory Agreement”), which terminated according to its terms on June 30, 2012. As a result, subsequent to this date, we have transitioned to a self-managed company and currently employ a staff of 20 people. Our internal management team now manages our day-to-day operations and oversees and supervises our employees and outside service providers. Hereinafter, acquisitions and asset management services are expected to be performed principally by the Company employees, with certain monitored services provided by third parties at market rates. In addition, effective July 1, 2012, the Company entered into a transitional services agreement with CSP OP and the former investment advisor pursuant to which the former investment advisor will provide certain consulting related services to the Company at the direction of our officers and other personnel for a term ending April 30, 2013.

All of our real estate investments are held directly by, or indirectly through wholly owned subsidiaries of CSP OP. Generally, we contribute the proceeds we receive from the issuance of common shares for cash to CSP OP and CSP OP, in turn, issues units of limited partnership to us, which entitle us to receive our share of CSP OP’s earnings or losses and net cash flow. Provided we have sufficient available cash flow, we intend to pay our shareholders quarterly cash dividends. We are structured in a manner that allows CSP OP to issue limited partnership interests from time to time in exchange for real estate properties. By structuring our acquisitions in this manner, the contributors of real estate to CSP OP are generally able to defer gain recognition for U.S. federal income tax purposes. We have elected to be taxed as a real estate investment trust (“REIT”), for U.S. federal income tax purposes. As a REIT, we generally will not be subject to U.S. federal income tax on that portion of our income that is distributed to our shareholders if at least 90% of our net taxable income is distributed to our shareholders.

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

In 2010, our Board of Trustees established a Special Committee of the Board (the “Special Committee”) consisting of all of the Board’s independent trustees, Messrs. Black (Chairman), Reid and Orphanides, to explore and review our strategic alternatives and liquidity events in accordance with our investment objectives and the Special Committee engaged Robert A. Stanger & Co., Inc. as its financial advisor, to assist with its exploration and review of our strategic alternatives and liquidity events in accordance with our investment objectives (as discussed above). During 2011, with the assistance of its financial advisor and in consultation with the former investment advisor and our Board of Trustees, the Special Committee discussed and considered various strategic alternatives, including potentially continuing as a going concern under our current business plan, a potential liquidation of our assets either through a sale or merger of our company (including through either a bulk sale of our portfolio or through a sale of our individual properties) as well as a potential listing of our shares on a national securities exchange. In December 2011, after consideration of the recent general economic and capital market conditions, market conditions for listed REITs, credit market conditions, our operational performance, the status of our portfolio, our then current offering and our current and anticipated deployment of available capital to investments, the Special Committee and our Board of Trustees determined it was in the best interests of our shareholders for our shares to remain unlisted and to continue operations rather than commencing a liquidation of our assets. The Special Committee and our Board of Trustees believed that remaining unlisted and continuing our operations would provide us with the ability to purchase additional properties in order to continue to expand and diversify our portfolio and thus better position us for a favorable liquidity event. We cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future and there can be no assurance that our continuing operation will result in any particular outcome or that we will be able to successfully execute strategies relating to capital deployment, additional property acquisitions, or other investment or operational strategies in part or at all. Although our Board of Trustees and the Special Committee continue to monitor market conditions and explore strategic alternatives and liquidity options, including a process to achieve internal management as described below, we cannot provide any assurance or suggested timing as to when we will proceed with any particular transaction.

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

On April 27, 2012, as previously disclosed, we entered into a transition to self-management agreement (the “Transition to Self-Management Agreement”) with CBRE Global Investors, LLC (“CBRE Global Investors”) and the former investment advisor, which sets forth certain tasks to be performed by each of the parties to the agreement in order to facilitate our self-management. At this time, certain of the tasks have been fulfilled as set forth in the Transition to Self-Management Agreement by each party as per the agreement, including but not limited to our hiring of the 14 identified employees of the former investment advisor and/or its affiliates who were dedicated to our operations.

Additionally, on June 29, 2012, effective June 30, 2012, we undertook several management and board changes as follows: (i) appointed Louis P. Salvatore to serve as an independent trustee, the Chairman of the Audit Committee of the Board of Trustees and as a member of each of the Compensation and Nominating and Corporate Governance Committees of the Board of Trustees, to fill the vacancy left by Peter E. DiCorpo, who stepped down as a trustee in connection with the termination of the Fourth Amended Advisory Agreement, (ii) appointed Jack A. Cuneo to serve as our President and Chief Executive Officer, (iii) appointed Philip L. Kianka to serve as our Executive Vice President and Chief Operating Officer and (iv) appointed Martin A. Reid to serve as our Executive Vice President and Chief Financial Officer. In connection with Mr. Reid’s appointment as Chief Financial Officer, Laurie E. Romanak stepped down as our Chief Financial Officer and Mr. Reid stepped down as the Chairman and as a member of the Audit Committee of the Board of Trustees and as a member of each of the Compensation Committee and the Conflicts Committee of the Board of Trustees. In addition, on June 19, 2012, our Board of Trustees appointed Charles E. Black to serve as the Chairman of the Board of Trustees in accordance with a provision in our bylaws that requires the chairman be an independent member.

Effective July 1, 2012, we entered into a transitional services agreement with CSP OP and the former investment advisor pursuant to which the former investment advisor will provide certain consulting related services to us at the direction of our officers and other personnel for a term ending April 30, 2013. See—”Subsequent Events” for a discussion of the transitional services agreement.

In early 2010, the commercial real estate market experienced gradual indications of market stabilization and improved access to debt financing on attractive terms began to reappear. During 2010 and into 2011, we also noted the initial signs of added competition for commercial real estate investments, particularly for high-quality stabilized properties leased to credit worthy tenants on a long-term basis, and we additionally experienced a willingness of our tenants to commit to extended lease maturities, and in some instances expand existing facilities.

As economic activity progressed in 2011 and during the initial six months of 2012, a slower pace of recovery in the general economy continued with a gradual improvement in certain key metrics such as exports and corporate profits. In the current environment, capital availability continues to remain concentrated on the highest quality, well-leased and strategically positioned properties that provide lower risk and stable investment return potential, and for well sponsored real estate investment programs with experienced management teams.

Construction and development of new properties has shown signs of improvement. As a well-capitalized core investor with modest levels of leverage, we expect to continue to have access to attractive investment opportunities in the U.S. markets. We also anticipate there will be enhanced opportunities to acquire high-quality properties in strong European markets despite some uncertainty in the European economy. Moreover, we were able to execute on our investment objectives during 2011 and the first half of 2012 in the same disciplined and selective manner we have employed since our inception.

We believe we are well positioned with a relative advantage due to our modest leverage, modest near-term capital needs and strong liquidity position. All of our management decisions are done with the same goals in mind; growing our portfolio for steady income, sustaining our tenant relationships and enhancing the value of our portfolio.

The following table provides information relating to our properties, excluding those owned through our investment in CBRE Strategic Partners Asia, as of June 30, 2012. These properties consisted of 65 industrial properties, encompassing 20,805,000 rentable square feet, 56 office properties, encompassing 8,480,000 rentable square feet and three retail properties, encompassing 496,000 rentable square feet.

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Domestic Consolidated Properties:
REMEC Corporate Campus 1(2) San Diego, CA	9/15/2004	1983	Office	100.00%	34	100.00%	$6,833
REMEC Corporate Campus 2(2) San Diego, CA	9/15/2004	1983	Office	100.00%	30	100.00%	6,125
REMEC Corporate Campus 3(2) San Diego, CA	9/15/2004	1983	Office	100.00%	37	100.00%	7,523
REMEC Corporate Campus 4(2) San Diego, CA	9/15/2004	1983	Office	100.00%	31	100.00%	6,186
300 Constitution Drive(2) Boston, MA	11/3/2004	1998	Warehouse/Distribution	100.00%	330	100.00%	19,805
Deerfield Commons(3) Atlanta, GA	6/21/2005	2000	Office	100.00%	122	100.00%	21,834
505 Century(2) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	100	100.00%	6,095
631 International(2) Dallas, TX	1/9/2006	1998	Warehouse/Distribution	100.00%	73	100.00%	5,407
660 North Dorothy(2) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	120	100.00%	6,836
Bolingbrook Point III Chicago, IL	8/29/2007	2006	Warehouse/Distribution	100.00%	185	100.00%	18,170
Cherokee Corporate Park(2) Spartanburg, SC	8/30/2007	2000	Warehouse/Distribution	100.00%	60	0.00%	3,775
Community Cash Complex 1(2) Spartanburg, SC	8/30/2007	1960	Warehouse/Distribution	100.00%	206	46.44%	2,690
Community Cash Complex 2(2) Spartanburg, SC	8/30/2007	1978	Warehouse/Distribution	100.00%	144	100.00%	2,225
Community Cash Complex 3(2) Spartanburg, SC	8/30/2007	1981	Warehouse/Distribution	100.00%	116	100.00%	1,701
Community Cash Complex 4(2) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	33	100.00%	547
Community Cash Complex 5(2) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	53	100.00%	824
Fairforest Building 1(2) Spartanburg, SC	8/30/2007	2000	Warehouse/Distribution	100.00%	51	100.00%	2,974
Fairforest Building 2(2) Spartanburg, SC	8/30/2007	1999	Warehouse/Distribution	100.00%	104	100.00%	5,379
Fairforest Building 3(2) Spartanburg, SC	8/30/2007	2000	Warehouse/Distribution	100.00%	100	100.00%	5,760
Fairforest Building 4(2) Spartanburg, SC	8/30/2007	2001	Warehouse/Distribution	100.00%	101	100.00%	5,640
Fairforest Building 5 Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	316	100.00%	16,968
Fairforest Building 6 Spartanburg, SC	8/30/2007	2005	Warehouse/Distribution	100.00%	101	100.00%	7,469
Fairforest Building 7(2) Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	101	83.78%	5,626
Greenville/Spartanburg Industrial Park(2) Spartanburg, SC	8/30/2007	1990	Warehouse/Distribution	100.00%	67	100.00%	3,388
Highway 290 Commerce Park Building 1 Spartanburg, SC	8/30/2007	1995	Warehouse/Distribution	100.00%	150	100.00%	5,388
Highway 290 Commerce Park Building 5(2) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	30	100.00%	1,420
Highway 290 Commerce Park Building 7(2) Spartanburg, SC	8/30/2007	1994	Warehouse/Distribution	100.00%	94	100.00%	4,889
HJ Park Building 1 Spartanburg, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	70	100.00%	4,216
Jedburg Commerce Park(2) Charleston, SC	8/30/2007	2007	Warehouse/Distribution	100.00%	513	100.00%	41,991

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Domestic Consolidated Properties:
Kings Mountain I Charlotte, NC	8/30/2007	1998	Warehouse/Distribution	100.00%	100	100.00%	5,497
Kings Mountain II Charlotte, NC	8/30/2007	2002	Warehouse/Distribution	100.00%	301	100.00%	11,311
Mount Holly Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	100.00%	6,208
North Rhett I Charleston, SC	8/30/2007	1973	Warehouse/Distribution	100.00%	285	100.00%	10,302
North Rhett II Charleston, SC	8/30/2007	2001	Warehouse/Distribution	100.00%	102	100.00%	7,073
North Rhett III(2) Charleston, SC	8/30/2007	2002	Warehouse/Distribution	100.00%	80	100.00%	4,812
North Rhett IV Charleston, SC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	100.00%	17,060
Orangeburg Park Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	100.00%	5,474
Orchard Business Park 2(2) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	18	100.00%	761
Union Cross Building I Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	101	100.00%	6,585
Union Cross Building II Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	100.00%	17,216
Highway 290 Commerce Park Building 2 Spartanburg, SC	9/24/2007	1995	Warehouse/Distribution	100.00%	100	100.00%	4,626
Highway 290 Commerce Park Building 6(2) Spartanburg, SC	11/1/2007	1996	Warehouse/Distribution	100.00%	105	100.00%	3,760
Lakeside Office Center Dallas, TX	3/5/2008	2006	Office	100.00%	99	97.67%	17,994
Kings Mountain III Charlotte, NC	3/14/2008	2007	Warehouse/Distribution	100.00%	542	100.00%	25,728
Enclave on the Lake(2) Houston, TX	7/1/2008	1999	Office	100.00%	171	100.00%	37,827
Avion Midrise III Washington, DC	11/18/2008	2002	Office	100.00%	72	100.00%	21,111
Avion Midrise IV Washington, DC	11/18/2008	2002	Office	100.00%	72	100.00%	21,112
13201 Wilfred Minneapolis, MN	6/29/2009	1999	Warehouse/Distribution	100.00%	335	100.00%	15,340
3011, 3055 & 3077 Comcast Place East Bay, CA	7/1/2009	1988	Office	100.00%	220	100.00%	49,000
140 Depot Street Boston, MA	7/31/2009	2009	Warehouse/Distribution	100.00%	238	100.00%	18,950
12650 Ingenuity Drive Orlando, FL	8/5/2009	1999	Office	100.00%	125	100.00%	25,350
Crest Ridge Corporate Center 1 Minneapolis, MN	8/17/2009	2009	Office	100.00%	116	100.00%	28,419
West Point Trade Center Jacksonville, FL	12/30/2009	2009	Warehouse/Distribution	100.00%	602	100.00%	29,000
5160 Hacienda Drive East Bay, CA	4/8/2010	1988	Office	100.00%	202	100.00%	38,500
10450 Pacific Center Court San Diego, CA	5/7/2010	1985	Office	100.00%	134	100.00%	32,750
225 Summit Ave Northern NJ	6/21/2010	1966	Office	100.00%	143	100.00%	40,600
One Wayside Road Boston, MA	6/24/2010	1998	Office	100.00%	201	100.00%	55,525
100 Tice Blvd. Northern NJ	9/28/2010	2007	Office	100.00%	209	100.00%	67,600
Ten Parkway North Chicago, IL	10/12/2010	1999	Office	100.00%	100	100.00%	25,000
4701 Gold Spike Drive Dallas, TX	10/27/2010	2002	Warehouse/Distribution	100.00%	420	100.00%	20,300

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Domestic Consolidated Properties:
1985 International Way Cincinnati, OH	10/27/2010	1998	Warehouse/Distribution	100.00%	189	100.00%	14,800
Summit Distribution Center Salt Lake City, UT	10/27/2010	2001	Warehouse/Distribution	100.00%	275	100.00%	13,400
3660 Deerpark Boulevard Jacksonville, FL	10/27/2010	2002	Warehouse/Distribution	100.00%	322	100.00%	15,300
Tolleson Commerce Park II Phoenix, AZ	10/27/2010	1999	Warehouse/Distribution	100.00%	217	71.40%	9,200
Pacific Corporate Park(3) Washington, DC	11/15/2010	2002	Office	100.00%	696	100.00%	144,500
100 Kimball Drive Northern NJ	12/10/2010	2006	Office	100.00%	175	100.00%	60,250
70 Hudson Street New York City Metro, NJ	4/11/2011	2000	Office	100.00%	409	100.00%	155,000
90 Hudson Street New York City Metro, NJ	4/11/2011	1999	Office	100.00%	418	100.00%	155,000
Millers Ferry Road(2) Dallas, TX	6/2/2011	2011	Warehouse/Distribution	100.00%	1,020	100.00%	40,366
Sky Harbor Operations Center(2) Phoenix, AZ	9/30/2011	2003	Office	100.00%	396	100.00%	53,500
1400 Atwater Drive(2)(4) Philadelphia, PA	10/27/2011	—	Office	100.00%	—	—	43,193
Aurora Commerce Center Bldg. C(2) Denver, CO	11/30/2011	2007	Warehouse/Distribution	100.00%	407	100.00%	24,500
Sabal Pavilion Tampa, FL	12/30/2011	1998	Office	100.00%	121	100.00%	21,368
2400 Dralle Road(2)(3) Chicago, IL	3/20/2012	2011	Warehouse/Distribution	100.00%	1,350	100.00%	64,250

Total Domestic Consolidated Properties					15,494	98.38%	1,713,102

International Consolidated Properties:
602 Central Blvd.(2) Coventry, UK	4/27/2007	2001	Office	100.00%	50	100.00%	23,847
Thames Valley Five Reading, UK	3/20/2008	1998	Office	100.00%	40	100.00%	29,572
Albion Mills Retail Park Wakefield, UK	7/11/2008	2000	Retail	100.00%	55	100.00%	22,098
Maskew Retail Park Peterborough, UK	10/23/2008	2007	Retail	100.00%	145	100.00%	53,740

Total International Consolidated Properties					290	100.00%	129,257

Total Consolidated Properties					15,784	98.41%	1,842,359

Domestic Unconsolidated Properties(5):
Buckeye Logistics Center(6) Phoenix, AZ	6/12/2008	2008	Warehouse/Distribution	80.00%	1,009	100.00%	52,615
Afton Ridge Shopping Center(7) Charlotte, NC	9/18/2008	2007	Retail	90.00%	296	98.57%	44,530
AllPoints at Anson Bldg. 1(6) Indianapolis, IN	9/30/2008	2008	Warehouse/Distribution	80.00%	1,037	100.00%	42,373
12200 President’s Court(6) Jacksonville, FL	9/30/2008	2008	Warehouse/Distribution	80.00%	772	100.00%	29,995
201 Sunridge Blvd.(6) Dallas, TX	9/30/2008	2008	Warehouse/Distribution	80.00%	823	100.00%	25,690
Aspen Corporate Center 500(6) Nashville, TN	9/30/2008	2008	Office	80.00%	180	100.00%	29,936
125 Enterprise Parkway(6) Columbus, OH	12/10/2008	2008	Warehouse/Distribution	80.00%	1,142	100.00%	38,088
AllPoints Midwest Bldg. I(6) Indianapolis, IN	12/10/2008	2008	Warehouse/Distribution	80.00%	1,200	100.00%	41,428
Celebration Office Center(6) Orlando, FL	5/13/2009	2009	Office	80.00%	101	100.00%	13,640
22535 Colonial Pkwy(6) Houston, TX	5/13/2009	2009	Office	80.00%	90	100.00%	11,596

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Fairfield Distribution Ctr. IX(6) Tampa, FL	5/13/2009	2008	Warehouse/Distribution	80.00%	136	100.00%	7,151
Northpoint III(6) Orlando, FL	10/15/2009	2001	Office	80.00%	108	100.00%	14,592
Goodyear Crossing Ind. Park II(6) Phoenix, AZ	12/7/2009	2009	Warehouse/Distribution	80.00%	820	100.00%	36,516
3900 North Paramount Parkway(6) Raleigh, NC	3/31/2010	1999	Office	80.00%	101	100.00%	11,176
3900 South Paramount Parkway(6) Raleigh, NC	3/31/2010	1999	Office	80.00%	119	100.00%	13,055
1400 Perimeter Park Drive(6) Raleigh, NC	3/31/2010	1991	Office	80.00%	45	100.00%	3,970
Miramar I(6)(8) Ft. Lauderdale, FL	3/31/2010	2001	Office	80.00%	94	100.00%	13,645
Miramar II(6)(8) Ft. Lauderdale, FL	3/31/2010	2001	Office	80.00%	129	100.00%	20,899
McAuley Place(6) Cincinnati, OH	12/21/2010	2001	Office	80.00%	191	100.00%	28,000
Point West I(6) Dallas, TX	12/21/2010	2008	Office	80.00%	183	100.00%	23,600
Sam Houston Crossing I(6) Houston, TX	12/21/2010	2007	Office	80.00%	160	100.00%	20,400
Regency Creek(6) Raleigh, NC	12/21/2010	2008	Office	80.00%	122	100.00%	18,000
Easton III(6) Columbus, OH	12/21/2010	1999	Office	80.00%	136	100.00%	14,400
533 Maryville Centre(6) St. Louis, MO	12/21/2010	2000	Office	80.00%	125	100.00%	19,102
555 Maryville Centre(6) St. Louis, MO	12/21/2010	2000	Office	80.00%	127	72.63%	15,578
Norman Pointe I(6) Minneapolis, MN	3/24/2011	2000	Office	80.00%	213	85.48%	34,080
Norman Pointe II(6) Minneapolis, MN	3/24/2011	2007	Office	80.00%	324	100.00%	37,520
One Conway Park(2)(6) Chicago, IL	3/24/2011	1989	Office	80.00%	105	63.97%	12,320
West Lake at Conway(6) Chicago, IL	3/24/2011	2008	Office	80.00%	98	100.00%	14,060
The Landings I(6) Cincinnati, OH	3/24/2011	2006	Office	80.00%	176	100.00%	23,728
The Landings II(6) Cincinnati, OH	3/24/2011	2007	Office	80.00%	175	96.06%	20,928
One Easton Oval(2)(6) Columbus, OH	3/24/2011	1997	Office	80.00%	125	58.46%	9,529
Two Easton Oval(2)(6) Columbus, OH	3/24/2011	1995	Office	80.00%	129	83.52%	10,195
Atrium I(6) Columbus, OH	3/24/2011	1996	Office	80.00%	315	100.00%	36,200
Weston Pointe I(6) Ft. Lauderdale, FL	3/24/2011	1999	Office	80.00%	98	77.85%	15,507
Weston Pointe II(6) Ft. Lauderdale, FL	3/24/2011	2000	Office	80.00%	97	100.00%	18,701
Weston Pointe III(6) Ft. Lauderdale, FL	3/24/2011	2003	Office	80.00%	97	100.00%	18,867
Weston Pointe IV(6) Ft. Lauderdale, FL	3/24/2011	2006	Office	80.00%	96	100.00%	22,605

Total Domestic Unconsolidated Properties(5)					11,294	98.15%	864,215

International Unconsolidated Properties(5):
Amber Park(2)(9) South Normanton, UK	6/10/2010	1997	Warehouse/Distribution	80.00%	208	100.00%	12,514
Brackmills(2)(9) Northampton, UK	6/10/2010	1984	Warehouse/Distribution	80.00%	187	100.00%	13,407
Düren(2)(10) Rhine-Ruhr, Germany	6/10/2010	2008	Warehouse/Distribution	80.00%	392	100.00%	13,148

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Schönberg(2)(10) Hamburg, Germany	6/10/2010	2009	Warehouse/Distribution	80.00%	454	100.00%	13,819
Langenbach(2)(10) Munich, Germany	10/28/2010	2010	Warehouse/Distribution	80.00%	225	100.00%	18,573
Graben Distribution Center I(2)(10) Munich, Germany	12/20/2011	2012	Warehouse/Distribution	80.00%	1,018	100.00%	54,962
Graben Distribution Center II(2)(10) Munich, Germany	12/20/2011	2012	Warehouse/Distribution	80.00%	73	100.00%	6,868
Valley Park, Unit D(2)(9) Rugby, UK	3/19/2012	2000	Warehouse/Distribution	80.00%	146	100.00%	10,247

Total International Unconsolidated Properties(5)					2,703	100.00%	143,538

Total Unconsolidated Properties(5)					13,997	98.50%	1,007,753

Total Properties(5)					29,781	98.45%	$2,850,112

(1)

Approximate total acquisition cost represents the purchase price inclusive of customary costs and acquisition fees for properties acquired prior to January 1, 2009 and exclusive of customary costs and acquisition fees for properties acquired on dates subsequent to January 1, 2009.

(2)	This property is unencumbered.

(3)	Includes undeveloped land zoned for future use.

(4)	This property is a consolidated joint venture office development property currently under construction. The approximate total acquisition cost reflects the costs incurred as of June 30, 2012.

(5)	Does not include CBRE Strategic Partners Asia properties.

(6)	This property is held through the Duke joint venture.

(7)	This property is held through the Afton Ridge joint venture.

(8)	Consolidated properties acquired on December 31, 2009 and contributed to the Duke joint venture.

(9)	This property is held through the UK JV.

(10)	This property is held through the European JV.

Property Type Concentration

Our property type concentrations as of June 30, 2012 are as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Property Type	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
Office	27	4,421	$1,195,519	29	4,059	$545,829	56	8,480	$1,741,348
Warehouse/Distribution	49	11,163	571,002	16	9,642	417,394	65	20,805	988,396
Retail	2	200	75,838	1	296	44,530	3	496	120,368

Total	78	15,784	$1,842,359	46	13,997	$1,007,753	124	29,781	$2,850,112

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Geographic Concentration

Our geographic concentrations as of June 30, 2012 are as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Domestic	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
New Jersey	5	1,354	$478,450	—	—	$—	5	1,354	$478,450
Florida	4	1,170	91,018	10	1,728	175,602	14	2,898	266,620
Texas	7	2,003	134,825	4	1,256	81,286	11	3,259	216,111
Virginia	3	840	186,723	—	—	—	3	840	186,723
South Carolina	28	3,618	182,946	—	—	—	28	3,618	182,946
Ohio	—	—	—	8	2,389	181,068	8	2,389	181,068
North Carolina	5	1,360	66,337	5	683	90,731	10	2,043	157,068
Arizona	2	613	62,700	2	1,829	89,131	4	2,442	151,831
California	7	688	146,917	—	—	—	7	688	146,917
Illinois	3	1,635	107,420	2	203	26,380	5	1,838	133,800
Minnesota	2	451	43,759	2	537	71,600	4	988	115,359
Massachusetts	3	769	94,280	—	—	—	3	769	94,280
Indiana	—	—	—	2	2,237	83,801	2	2,237	83,801
Pennsylvania	1	—	43,193	—	—	—	1	—	43,193
Missouri	—	—	—	2	252	34,680	2	252	34,680
Tennessee	—	—	—	1	180	29,936	1	180	29,936
Colorado	1	407	24,500	—	—	—	1	407	24,500
Georgia	1	122	21,834	—	—	—	1	122	21,834
Kentucky	1	189	14,800	—	—	—	1	189	14,800
Utah	1	275	13,400	—	—	—	1	275	13,400

Total Domestic	74	15,494	1,713,102	38	11,294	864,215	112	26,788	2,577,317

International
United Kingdom	4	290	129,257	3	541	36,168	7	831	165,425
Germany	—	—	—	5	2,162	107,370	5	2,162	107,370

Total International	4	290	129,257	8	2,703	143,538	12	2,993	272,795

Total	78	15,784	$1,842,359	46	13,997	$1,007,753	124	29,781	$2,850,112

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Significant Tenants

The following table details our largest tenants as of June 30, 2012 (in thousands):

			Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
	Tenant	Primary Industry	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
1.	Amazon.com, Inc(2)	Internet Retail	—	$—	3,884	$13,957	3,884	$13,957
2.	Barclay’s Capital	Financial Services	409	12,278	—	—	409	12,278
3.	U.S. Government	Government	71	2,158	378	8,458	449	10,616
4.	Raytheon Company	Defense and Aerospace	666	9,755	—	—	666	9,755
5.	National Union Fire Insurance Co	Insurance	172	6,010	—	—	172	6,010
6.	JP Morgan Chase	Financial Services	396	5,893	—	—	396	5,893
7.	Nuance Communications	Software	201	5,623	—	—	201	5,623
8.	Lord Abbett & Co	Financial Services	149	5,211	—	—	149	5,211
9.	Eisai	Pharmaceutical and Health Care Related	209	5,189	—	—	209	5,189
10	Comcast	Telecommunications	220	4,819	—	—	220	4,819
11	Deloitte	Professional Services	175	4,390	—	—	175	4,390
12	Clorox International Co.	Consumer Products	1,350	4,226	—	—	1,350	4,226
13	Barr Laboratories	Pharmaceutical and Health Care Related	142	4,061	—	—	142	4,061
14	Unilever(3)	Consumer Products	—	—	1,595	3,864	1,595	3,864
15	PPD Development	Pharmaceutical and Health Care Related	—	—	252	3,762	252	3,762
16	Eveready Battery Company	Consumer Products	—	—	168	3,568	168	3,568
17	NDB Capital Markets	Financial Services	97	3,400	—	—	97	3,400
18	Carl Zeiss	Pharmaceutical and Health Care Related	202	3,337	—	—	202	3,337
19	Whirlpool Corp	Consumer Product	1,020	3,264	—	—	1,020	3,264
20	ConAgra Foods	Food Service and Retail	742	3,235	—	—	742	3,235
21	American LaFrance	Vehicle Related Manufacturing	513	3,071	—	—	513	3,071
22	Prime Distribution Services	Logistics and Distribution	—	—	1,200	2,958	1,200	2,958
23	Nationwide Mutual Ins	Insurance	—	—	315	2,869	315	2,869
24	Kellogg’s	Consumer Products	—	—	1,142	2,817	1,142	2,817
25	Time Warner	Telecommunications	134	2,814	—	—	134	2,814
26	B&Q	Home Furnishings/Home Improvement	104	2,625	—	—	104	2,625
27	REMEC	Defense and Aerospace	133	2,504	—	—	133	2,504
28	Syngenta Seeds	Agriculture	116	2,472	—	—	116	2,472
29	Dr. Pepper	Food Service and Retail	602	2,460	—	—	602	2,460
30	Verizon Wireless(4)	Telecommunications	—	—	180	2,306	180	2,306
31	Citicorp North America	Financial Services	—	—	194	2,264	194	2,264
32	Iowa College Acquisition Corp.(5)	Education	124	2,241	—	—	124	2,241
33	Royal Caribbean Cruises	Travel/Leisure	—	—	129	2,182	129	2,182
34	American Home Mortgage	Financial Services	—	—	183	2,024	183	2,024
35	Best Buy	Specialty Retail	238	1,657	30	332	268	1,989
36	NCS Pearson, Inc	Education	—	—	153	1,968	153	1,968
37	Markel Midwest, Inc.	Financial Services	100	1,942	—	—	100	1,942
38	Mercy Health Partners of SW Ohio	Pharmaceutical and Health Care Related	—	—	121	1,903	121	1,903
39	Lockheed Martin	Defense and Aerospace	72	1,903	—	—	72	1,903
40	Disney Vacation	Travel/Leisure	—	—	101	1,855	101	1,855
	Other (232 tenants)		7,176	34,170	3,762	33,103	10,938	67,273

			15,533	$140,708	13,787	$90,190	29,320	$230,898

(1)

Net Rentable Square Feet for Unconsolidated Properties is at 100%. Annualized Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

(2)

Our tenants are Amazon.com.azdc, Inc., in the Buckeye Logistics Center and Goodyear Crossing Park II properties, Amazon.com.indc, LLC, in the AllPoints at Anson Bldg. 1 property, and Amazon Fulfillment GmbH, in the Graben Distribution Center I property, which are all wholly-owned subsidiaries of Amazon.com.

(3)	Our tenant is CONOPCO, Inc., a wholly-owned subsidiary of Unilever.

(4)	Verizon Wireless is the d/b/a for Cellco Partnership.

(5)	Our tenant is Iowa College Acquisitions Corp., an operating subsidiary of Kaplan, Inc. The lease is guaranteed by Kaplan Inc.

Tenant Industries

Our tenants operate across a wide range of industries. The following table details our tenant-industry concentrations as of June 30, 2012 (in thousands):

	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
Primary Tenant Industry Category	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
Financial Services	1,233	$28,494	529	$5,955	1,762	$34,449
Pharmaceutical and Health Care Related	888	13,993	710	8,319	1,598	22,312
Consumer Products	2,620	8,670	3,510	13,185	6,130	21,855
Internet Retail	330	1,426	3,884	13,958	4,214	15,384
Defense and Aerospace	901	14,926	—	—	901	14,926
Logistics and Distribution	1,118	4,754	2,243	7,856	3,361	12,610
Insurance	271	7,952	438	4,515	709	12,467
Telecommunications	737	9,747	194	2,466	931	12,213
Government	72	2,158	378	8,458	450	10,616
Food Service and Retail	2,032	8,118	40	487	2,072	8,605
Vehicle Related Manufacturing	1,567	8,531	—	—	1,567	8,531
Education	125	2,241	364	5,228	489	7,469
Professional Services	259	5,188	155	2,075	414	7,263
Business Services	823	3,298	281	3,429	1,104	6,727
Software	201	5,623	22	368	223	5,991
Home Furnishings/Home Improvement	779	4,448	70	1,127	849	5,575
Other Manufacturing	788	2,530	154	2,490	942	5,020
Specialty Retail	391	3,166	111	1,193	502	4,359
Travel and Leisure	—	—	240	4,223	240	4,223
Agriculture	116	2,472	9	97	125	2,569
Apparel Retail	—	—	225	1,909	225	1,909
Petroleum and Mining	174	1,150	55	646	229	1,796
Executive Office Suites	86	1,696	—	—	86	1,696
Utilities	—	—	127	1,538	127	1,538
Other Retail	22	127	48	668	70	795

Total	15,533	$140,708	13,787	$90,190	29,320	$230,898

(1)

Net Rentable Square Feet for Unconsolidated Properties is at 100%. Annualized Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Tenant Lease Expirations

The following table sets forth a schedule of expiring leases for our consolidated and unconsolidated properties as of June 30, 2012, (Expiring Net Rentable Square Feet and Expiring Base Rent in thousands):

	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
	Expiring Net Rentable Square Feet	Expiring Base Rent	Expiring Net Rentable Square Feet	Expiring Base Rent	Number Of Expiring Leases	Expiring Net Rentable Square Feet	Expiring Base Rent	Percentage of Expiring Base Rent
2012 (Six months ending December 31, 2012)	810	$7,922	110	$1,564	31	920	$9,486	3.76%
2013	1,654	8,734	646	5,049	45	2,300	13,783	5.46%
2014	1,215	7,405	130	1,772	32	1,345	9,177	3.64%
2015	948	6,092	391	3,876	30	1,339	9,968	3.95%
2016	868	15,486	934	13,075	32	1,802	28,561	11.31%
2017	425	6,421	1,311	10,760	31	1,736	17,181	6.81%
2018	743	8,518	2,179	12,053	20	2,922	20,571	8.15%
2019	2,141	15,441	3,731	18,331	22	5,872	33,772	13.38%
2020	706	13,329	30	457	10	736	13,786	5.46%
2021	4,126	33,618	2,538	16,428	21	6,664	50,046	19.82%
Thereafter	1,897	30,610	1,787	15,503	23	3,684	46,113	18.26%

Total	15,533	$153,576	13,787	$98,868	297	29,320	$252,444	100.00%

Weighted Average Expiration(2) (years)		7.57		7.01				7.35

(1)

Expiring Net Rentable Square Feet for Unconsolidated Properties is at 100%. Expiring Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

(2)

Weighted Average Expiration of Expiring Base Rent is calculated by taking the remaining terms of the leases multiplied by square footage for each of the leases divided by total Net Rentable Square Feet.

Property Portfolio Size

Our portfolio size at the end of each quarter since commencement of our initial public offering through June 30, 2012 is as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Cumulative Property Portfolio as of:	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
9/30/2006	9	878	$86,644	—	—	$—	9	878	$86,644
12/31/2006	9	878	86,644	—	—	—	9	878	86,644
3/31/2007	9	878	86,644	—	—	—	9	878	86,644
6/30/2007	10	928	110,491	—	—	—	10	928	110,491
9/30/2007	42	5,439	348,456	—	—	—	42	5,439	348,456
12/31/2007	44	5,576	353,594	—	—	—	44	5,576	353,594
3/31/2008	47	6,257	426,856	—	—	—	47	6,257	426,856
6/30/2008	47	6,257	426,856	1	605	35,636	48	6,862	462,492
9/30/2008	49	6,483	486,777	6	3,307	193,773	55	9,790	680,550
12/31/2008	52	6,771	582,682	8	5,649	273,205	60	12,420	855,887
3/31/2009	52	6,771	582,717	8	5,649	273,130	60	12,420	855,847
6/30/2009	53	7,106	598,103	11	5,976	305,308	64	13,082	903,411
9/30/2009	57	7,805	719,822	11	5,976	305,202	68	13,781	1,025,024
12/31/2009	60	8,630	791,314	13	6,904	356,158	73	15,534	1,147,472
3/31/2010	58	8,407	748,835	18	7,392	418,818	76	15,799	1,167,653
6/30/2010	62	9,086	916,210	22	8,633	471,615	84	17,719	1,387,825
9/30/2010	63	9,295	983,810	22	8,633	471,615	85	17,928	1,455,425
12/31/2010	73	12,800	1,308,560	30	9,901	629,268	103	22,701	1,937,828
3/31/2011	73	12,800	1,308,560	43	11,950	903,508	116	24,750	2,212,068
6/30/2011	75	14,614	1,657,966	43	12,356	917,566	118	26,970	2,575,532
9/30/2011	74	13,906	1,689,048	43	12,355	918,771	117	26,261	2,607,819
12/31/2011	77	14,434	1,747,299	45	13,851	997,506	122	28,285	2,744,805
3/31/2012	78	15,784	1,824,403	46	13,997	1,007,753	124	29,781	2,832,156
6/30/2012	78	15,784	1,842,359	46	13,997	1,007,753	124	29,781	2,850,112

(1)

Net Rentable Square Feet for unconsolidated properties is at 100%. Approximate Total Acquisition Cost is at our pro rata share of effective ownership and does not include our investment in CBRE Strategic Partners Asia.

Critical Accounting Policies

Management believes our most critical accounting policies are accounting for lease revenues (including straight-line rent), regular evaluation of whether the value of a real estate asset has been impaired, real estate purchase price allocations, accounting for our derivatives and hedging activities and fair value of financial instruments and investments, if any. Each of these items involves estimates that require management to make judgments that are subjective in nature. Management relies on its experience, collects historical data and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgments on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates.

Revenue Recognition and Valuation of Receivables

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $16,714,000 as security for such leases at June 30, 2012 and December 31, 2011.

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

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $539,000 and $821,000 as of June 30, 2012 and December 31, 2011, respectively.

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

When circumstances such as adverse market conditions indicate a possible impairment of the value of a property, we review the recoverability of the property’s carrying value. The review of recoverability is based on our estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. Our forecast of these cash flows considers factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. These factors contain subjectivity and thus are not able to be precisely estimated. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our investments in real estate and the most critical assumption is the expected exit cap rate applied in determining the terminal value.

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

Rental Operations

Our reportable segments consist of three types of commercial real estate properties for which our management internally evaluates operating performance and financial results: the Domestic Industrial Properties, Domestic Office Properties and International Office/Retail Properties. We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, management fees and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our company-level general and administrative expenses. The following tables compare the net operating income for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Domestic Industrial Properties
Revenues:
Rental	$10,631	$7,182	$19,766	$14,110
Tenant Reimbursements	2,535	1,678	4,917	3,342

Total Revenues	13,166	8,860	24,683	17,452

Property and Related Expenses:
Operating and Maintenance	606	495	1,253	943
General and Administrative	105	216	271	337
Property Management Fee to Related Party	91	53	159	136
Property Taxes	2,012	1,583	4,041	3,211

Total Expenses	2,814	2,347	5,724	4,627

Net Operating Income	10,352	6,513	18,959	12,825

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Domestic Office Properties
Revenues:
Rental	24,243	20,886	48,632	37,052
Tenant Reimbursements	5,699	5,662	11,318	9,533

Total Revenues	29,942	26,548	59,950	46,585

Property and Related Expenses:
Operating and Maintenance	4,157	3,490	8,492	6,216
General and Administrative	136	166	199	296
Property Management Fee to Related Party	224	47	461	303
Property Taxes	3,398	3,076	6,745	5,523

Total Expenses	7,915	6,779	15,897	12,338

Net Operating Income	22,027	19,769	44,053	34,247

International Office/Retail Properties
Revenues:
Rental	1,694	1,537	3,489	3,135
Tenant Reimbursements	84	92	163	135

Total Revenues	1,778	1,629	3,652	3,270

Property and Related Expenses:
Operating and Maintenance	70	119	196	358
General and Administrative	104	(78)	152	75
Property Management Fee to Related Party	75	75	152	146

Total Expenses	249	116	500	579

Net Operating Income	1,529	1,513	3,152	2,691

Reconciliation to Consolidated Net Loss
Total Segment Net Operating Income	33,908	27,795	66,164	49,763
Interest Expense	8,711	9,385	17,467	15,395
General and Administrative	1,924	1,071	3,812	2,213
Investment Management Fee to Related Party	6,150	5,235	12,111	9,493
Acquisition Expenses	31	6,852	1,409	11,493
Depreciation and Amortization	17,985	14,972	35,961	27,245
Transition Costs	1,936	—	1,936	—

	(2,829)	(9,720)	(6,532)	(16,076)

Other Income and Expenses
Interest and Other Income	485	435	1,545	811
Net Settlement Payments on Interest Rate Swaps	(164)	(180)	(324)	(354)
(Loss) Gain on Interest Rate Swaps	122	(108)	246	145
Loss on Note Payable at Fair Value	(25)	(8)	(60)	(34)

Loss from Continuing Operations Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	(2,411)	(9,581)	(5,125)	(15,508)

Provision for Income Taxes	(160)	(230)	(142)	(300)
Equity in Income of Unconsolidated Entities	1,087	341	1,629	3,551

Net Loss from Continuing Operations	(1,484)	(9,470)	(3,638)	(12,257)

Discontinued Operations
Income from Discontinued Operations	—	220	—	395
Realized Loss from Sale	0	(126)	0	(126)
Loss From Write Down to Sales Value	(415)	0	(415)	0

Income From Discontinued Operations	(415)	94	(415)	269

Net Loss	(1,899)	(9,376)	(4,053)	(11,988)

Net Loss Attributable to Non-Controlling Operating Partnership Units	—	13	2	16

Net Loss Attributable to Chambers Street Properties Shareholders	$(1,899)	$(9,363)	$(4,051)	$(11,972)

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

Consolidated Results of Operations

Comparison of Three Months Ended June 30, 2012 to Three Months Ended June 30, 2011

Revenues

Rental

Rental revenue increased $6,963,000, or 24%, to $36,568,000 during the three months ended June 30, 2012 compared to $29,605,000 for the three months ended June 30, 2011. The increase was due to the acquisitions of 70 Hudson Street, 90 Hudson Street, Millers Ferry Road, Sky Harbor Operations Center, Aurora Commerce Center, and Sabal Pavilion (the “2011 Acquisitions”) during the year ended December 31, 2011.

Tenant Reimbursements

Tenant reimbursements increased $886,000, or 12%, to $8,318,000 for the three months ended June 30, 2012 compared to $7,432,000 for the three months ended June 30, 2011, due to tenant reimbursement revenue from the 2011 Acquisitions.

Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $729,000, or 18%, to $4,833,000 for the three months ended June 30, 2012 compared to $4,104,000 for the three months ended June 30, 2011. The increase was primarily due to operating and maintenance expenses attributable to the 2011 Acquisitions.

Property Taxes

Property tax expense increased $751,000, or 16%, to $5,410,000 for the three months ended June 30, 2012 compared to $4,659,000 for the three months ended June 30, 2011. The increase in property taxes was due to the 2011 Acquisitions and increased property taxes in the Carolina portfolio.

Interest

Interest expense decreased $674,000, or 7%, to $8,711,000 for the three months ended June 30, 2012 compared to $9,385,000 for the three months ended June 30, 2011 as a result of a payoff of notes payable on REMEC, North Rhett III and 300 Constitution on September 6, 2011, November 22, 2011 and December 21, 2011, respectively.

General and Administrative

General and administrative expense increased $894,000, or 65%, to $2,269,000 for the three months ended June 30, 2012 compared to $1,375,000 for the three months ended June 30, 2011. Of the total increase, $472,000 was due to the increase in shareholders servicing fees and report production costs; $251,000 was due to the increase in professional fees; $105,000 was due to the increase in legal expenses; $56,000 was due to the increase in directors’ and officers’ insurance and expenses; $37,000 in general audit fees and Sarbanes-Oxley assistance offset by the reduction of $27,000 related to restricted common shares granted to our independent trustees in 2011.

Property Management Fee and Investment Management Fee to Related Party

Property management fee and investment management fee to related party increased $1,130,000, or 21%, to $6,540,000 for the three months ended June 30, 2012 compared to $5,410,000 for the three months ended June 30, 2011. The increase resulted from the growth in assets under management.

Acquisition Expenses

Acquisition expenses decreased $6,821,000, or 100%, to $31,000 for the three months ended June 30, 2012 compared to $6,852,000 for the three months ended June 30, 2011. The decrease was due to a reduction of the value of properties acquired during 2012.

Depreciation and Amortization

Depreciation and amortization expense increased $3,013,000, or 20%, to $17,985,000 for the three months ended June 30, 2012 as compared to $14,972,000 for the three months ended June 30, 2011. The net increase was related to the acquisitions of consolidated properties during 2011.

Transition Costs

Transition costs increased $1,936,000, or 100%, to $1,936,000 for the three months ended June 30, 2012 as compared to $0 for the three months ended June 30, 2011. The increase was due to expenses incurred during our transition to self-management.

Interest and Other Income

Interest and other income increased $50,000, or 11%, to $485,000 for the three months ended June 30, 2012 compared to $435,000 for the three months ended June 30, 2011. The increase was primarily due to a higher overall balance in cash and cash equivalents during the three months ended June 30, 2012.

Net Settlement Payments on Interest Rate Swaps

During the three months ended June 30, 2012, we made net payments on interest rate swaps of $164,000 compared to $180,000 during the three months ended June 30, 2011. The decrease is a result of lower variable interest rates for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Gain (Loss) on Interest Rate Swaps and Cap

During the three months ended June 30, 2012, our derivative instruments generated income of $122,000 as compared to a loss of $108,000 for the three months ended June 30, 2011 or a year to year increase of $230,000.

Loss on Note Payable on Fair Value

Loss on note payable increased by $17,000, or 213%, to $25,000 for the three months ended June 30, 2012 compared to $8,000 for the three months ended June 30, 2011. The year to year change is attributable to a stabilization of UK interest rate spreads and base rates used to value the loan.

Provision for Income Taxes

Provision for income taxes decreased $70,000, or 30%, to $160,000 for the three months ended June 30, 2012 compared to $230,000 for the three months ended June 30, 2011 resulting primarily from decreased state liabilities.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities increased $746,000, or 219%, to $1,087,000 for the three months ended June 30, 2012 compared $341,000 for the three months ended June 30, 2011. The increase was primarily due to an increase in net income from the acquisitions of Graben Distribution Center I and II by our European JV in December 2011.

Discontinued Operations

Loss from discontinued operations for the three months ended June 30, 2012 was $415,000. The loss was attributable to a valuation adjustment of Cherokee Corporate Park as of June 30, 2012. Income from discontinued operations for the three months ended June 30, 2011 was $94,000. Revenues and expenses from discontinued operations represent the activities of the held for sale portfolio of light industrial and warehouse distribution buildings acquired during the year ended December 31, 2010 and sold during the year ended December 31, 2011.

Net Loss Attributable to Non-Controlling Operating Partnership Units

During the three months ended June 30, 2012, net loss attributable to non-controlling interest was $0 compared to $13,000 for the three months ended June 30, 2011, or a year to year decrease of $13,000.

Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011

Revenues

Rental

Rental revenue increased $17,590,000, or 32%, to $71,887,000 during the six months ended June 30, 2012 compared to $54,297,000 for the six months ended June 30, 2011. The increase was due to the acquisitions of 70 Hudson Street, 90 Hudson Street, Millers Ferry Road, Sky Harbor Operations Center, Aurora Commerce Center, and Sabal Pavilion (the “2011 Acquisitions”) during the year ended December 31, 2011 and the acquisitions of 2400 Dralle Road (the “2012 Acquisitions”, together with the “2011 Acquisitions”, the “2011 and 2012 Acquisitions”) during the year ended December 31, 2012.

Tenant Reimbursements

Tenant reimbursements increased $3,388,000, or 26%, to $16,398,000 for the six months ended June 30, 2012 compared to $13,010,000 for the six months ended June 30, 2011, due to tenant reimbursement revenue from the 2011 and 2012 Acquisitions.

Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $2,424,000, or 32%, to $9,941,000 for the six months ended June 30, 2012 as compared to $7,517,000 for the six months ended June 30, 2011. The increase was primarily due to operating and maintenance expenses attributable to the 2011 and 2012 Acquisitions.

Property Taxes

Property tax expense increased $2,052,000, or 23%, to $10,786,000 for the six months ended June 30, 2012 as compared to $8,734,000 for the six months ended June 30, 2011. The increase in property taxes was due to the 2011 and 2012 Acquisitions and increased property taxes in the Carolina portfolio.

Interest

Interest expense increased $2,072,000, or 13%, to $17,467,000 for the six months ended June 30, 2012 compared to $15,395,000 for the six months ended June 30, 2011 as a result of assumption of debt related to the 2011 acquisitions of 70 Hudson Street, 90 Hudson Street and Sabal Pavilion, the placement of debt on Kings Mountain III and interest related to the revolving credit facility with Wells Fargo Bank, N.A., (the “Wells Fargo Credit Facility”).

General and Administrative

General and administrative expense increased $1,513,000, or 52%, to $4,434,000 for the six months ended June 30, 2012 compared to $2,921,000 for the six months ended June 30, 2011. Of the total increase, $674,000 was due to the increase in shareholders servicing fees and report production costs; $445,000 was due to the increase in legal expenses; $382,000 was due to the increase in professional fees; $93,000 was due to the increase in directors’ and officers’ insurance and expenses offset by the reduction of $54,000 in general audit fees and Sarbanes-Oxley assistance; and $28,000 related to restricted common shares granted to our independent trustees in 2011.

Property Management Fee and Investment Management Fee to Related Party

Property management fee and investment management fee to related party increased $2,805,000, or 28%, to $12,883,000 for the six months ended June 30, 2012 compared to $10,078,000 for the six months ended June 30, 2011. The increase resulted from the growth in assets under management.

Acquisition Expenses

Acquisition expenses decreased $10,084,000, or 88%, to $1,409,000 for the six months ended June 30, 2012 compared to $11,493,000 for the six months ended June 30, 2011. The decrease was due to a reduction of the value of properties acquired during the six months ended June 30, 2012 as compared to those acquired during the same period in 2011.

Depreciation and Amortization

Depreciation and amortization expense increased $8,716,000, or 32%, to $35,961,000 for the six months ended June 30, 2012 as compared to $27,245,000 for the six months ended June 30, 2011. The net increase was related to the acquisitions of consolidated properties during 2011.

Transition Costs

Transition costs increased $1,936,000, or 100%, to $1,936,000 for the six months ended June 30, 2012 as compared to $0 for the six months ended June 30, 2011. The increase was due to expenses incurred during our transition to self-management.

Interest and Other Income

Interest and other income increased $734,000, or 91%, to $1,545,000 for the six months ended June 30, 2012 as compared to $811,000 for the six months ended June 30, 2011. The increase was primarily due to the recognition of approximately $600,000 of revenue for the lease termination at Fairforest Bldg. 3 in 2012.

Net Settlement Payments on Interest Rate Swaps

During the six months ended June 30, 2012, we made net payments on interest rate swaps of $324,000 compared to $354,000 during the six months ended June 30, 2011. The decrease is a result of lower variable interest rates for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Gain (Loss) on Interest Rate Swaps and Cap

During the six months ended June 30, 2012, our derivative instruments generated income of $246,000 compared to $145,000 for the six months ended June 30, 2011 or a year to year increase of $101,000.

Loss on Note Payable on Fair Value

Loss on note payable increased by $26,000, or 76%, to $60,000 for the six months ended June 30, 2012 compared to $34,000 for the six months ended June 30, 2011. The year to year change is attributable to a stabilization of UK interest rate spreads and base rates used to value the loan.

Provision for Income Taxes

Provision for income taxes decreased $158,000, or 53%, to $142,000 for the six months ended June 30, 2012 compared to $300,000 for the six months ended June 30, 2011 resulting primarily from decreased state liabilities.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities decreased $1,922,000, or 54%, to $1,629,000 for the six months ended June 30, 2012 compared to $3,551,000 for the six months ended June 30, 2011. The decrease was primarily due to increase in interest expense related to the 2011 placement of debt on 18 Duke joint venture properties and acquisition costs incurred in connection with the purchase of Valley Park (UK JV) in March 2012 offset by an increase in European JV net income in 2012 attributable to the December 2011 acquisition of Graben Distribution Center I and Graben Distribution Center II.

Discontinued Operations

Loss from discontinued operations for the six months ended June 30, 2012 was $415,000. The loss was attributable to a valuation adjustment on Cherokee Corporate Park as of June 30, 2012. Income from discontinued operations for the six months ended June 30, 2011 was $269,000 Revenues and expenses from discontinued operations represent the activities of the held for sale portfolio of light industrial and warehouse distribution buildings acquired during the year ended December 31, 2010. The properties were sold during the year ended December 31, 2011.

Net Loss Attributable to Non-Controlling Operating Partnership Units

During the six months ended June 30, 2012, net loss attributable to non-controlling interest was $13,000 compared to $16,000 for the six months ended June 30, 2011, or a year to year decrease of $13,000.

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

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to the former investment advisor. During the acquisition and operational stages, certain services related to the acquisition and management of our investments and our operations were provided to us by the former investment advisor pursuant to an advisory agreement entered into in July 2004 which was amended and restated in October 2006, in December 2010 and again in April 2012. The advisory agreement terminated on June 30, 2012. Pursuant to the advisory agreement, we made various payments to the former investment advisor, including acquisition fees, investment management fees and payments for reimbursements of certain costs incurred by the former investment advisor in providing related services to us. See Note 11 to the Consolidated Financial Statements “Investment Management and Other Fees to Related Parties,” for a discussion of fees and expenses paid to the former investment advisor for the three and six months ended June 30, 2012 and 2011, respectively, and See “—Subsequent Events” for a discussion of our transition to self-management.

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

As of June 30, 2012, we had $273,789,000 cash and cash equivalents available as well as $100,000,000 available under the Amended Wells Fargo Credit Facility.

Historical Cash Flows

Our net cash provided by operating activities increased by $30,870,000 to $56,430,000 for the six months ended June 30, 2012, compared to $25,560,000 for the six months ended June 30, 2011. The increase was due to the positive operating results from 2011 consolidated property acquisitions, the Duke joint venture, the European JV and the receipt of deferred rent from the tenant at 1400 Atwater.

Net cash used in investing activities decreased by $52,621,000 to $106,697,000 for the six months ended June 30, 2012, compared to $159,318,000 for the six months ended June 30, 2011. The decrease was mainly due to reduction in aggregate acquisitions in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Net cash provided by financing activities decreased by $112,261,000 to $85,747,000 for the six months ended June 30, 2012, compared to $198,008,000 for the six months ended June 30, 2011. The decrease was due to a decrease in payment of offering costs of $7,187,000, a principal payment on loan payable of $65,000,000 during the six months ended June 30, 2011, a decrease in deferred financing costs of $1,842,000, contributions from the non-controlling interest variable interest entity of $140,000, an increase in security deposits of $598,000, a decrease in principal payments on notes payable of $17,605,000, offset by a decrease in proceeds from the public offering of $79,785,000, decrease in proceeds from notes payable of $81,700,000, a decrease in borrowing on loan payable of $30,000,000, an increase in distributions to shareholders of $9,754,000 and an increase in shareholder redemptions of $3,394,000.

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

However, changes in the accounting and reporting rules under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that have been put into effect since the establishment of NAREIT’s definition of FFO have prompted an increase in the non-cash and non-operating items included in FFO. Furthermore, publicly registered, non-traded

REITs typically have a significant amount of acquisition activity during their initial years of investment and operation and therefore we believe require additional adjustments to FFO in evaluating performance. As a result, in addition to presenting FFO in accordance with the NAREIT definition, we also disclose FFO, as adjusted, which excludes the effects of acquisition costs and unrealized gain/loss in investments in unconsolidated entities carried at fair value for GAAP amongst other items discussed in the next paragraph below. FFO, as adjusted, is a useful measure to management’s decision-making process. As discussed below, period to period fluctuations in the excluded items can be driven by short-term factors that are not particularly relevant to our long-term investment decisions, long-term capital structures or long-term tax planning and tax structuring decisions.

We believe that adjusting FFO to exclude these acquisition costs, transition costs unrealized gains/losses and non-cash impairment changes more appropriately presents our results of operations on a comparative basis. The items that we exclude from net income are subject to significant fluctuations from period to period that cause both positive and negative effects on our results of operations, often in inconsistent and unpredictable directions. For example, our acquisition costs are primarily the result of the volume of our acquisitions completed during each period, and therefore we believe such acquisition costs are not reflective of our operating results during each period. Similarly, unrealized gains/losses or non-cash impairment charges that we have recognized during a given period are based primarily upon changes in the estimated fair market value of certain of our investments due to deterioration in market conditions and do not necessarily reflect the operating performance of these properties during the corresponding period. Lastly, during the three month period ended June 30, 2012, the Company began the process of transitioning from being an externally managed company to a self-managed company and we believe the costs incurred to accomplish this transition involve many non-recurring costs which are being excluded to arrive at FFO, as adjusted.

We believe that FFO, as adjusted, is useful to investors as a supplemental measure of operating performance. We believe that adjusting FFO to exclude acquisition costs and transition to self-management costs provides investors a view of the performance of our portfolio over time, including after we cease to acquire properties on a frequent and regular basis and complete our transition to self-management, and allows for a comparison of the performance of our portfolio with other REITs that are not currently engaging in acquisitions or transitioning to self-management. In addition, as many other non-traded REITs adjust FFO to exclude acquisition costs and impairment charges, we believe that our calculation and reporting of FFO, as adjusted, will assist investors and analysts in comparing our performance with that of other non-traded REITs. We also believe that FFO, as adjusted, may provide investors with a useful indication of our future performance, particularly after our acquisition stage and transition to self management, and of the sustainability of our current distribution policy. However, because FFO, as adjusted, excludes acquisition costs, which are an important component in an analysis of our historical performance, such supplemental measure should not be construed as a historical performance measure and may not be as useful a measure for estimating the value of our common shares. In addition, the impairment charges that we exclude from FFO, as adjusted, may be realized as a loss in the future upon the ultimate disposition of the related properties or other assets through the form of lower cash proceeds. FFO and FFO as adjusted measure cash generated from operating activities not in accordance with GAAP and should not be considered as alternatives to (i) net income (determined in accordance with GAAP), as indications of our financial performance, or (ii) to cash flow from operating activities (determined in accordance with GAAP) as measures of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to make cash distributions. We believe that to further understand our performance, each of FFO and FFO, as adjusted, should be compared with our reported net income and considered in addition to cash flows in accordance with GAAP, as presented in our Consolidated Financial Statements. Not all REITs calculate FFO and FFO, as adjusted (or an equivalent measure), in the same manner and therefore comparisons with other REITs may not be meaningful.

The following table presents our FFO and FFO, as adjusted for the three and six months ended June 30, 2012 and 2011 (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Reconciliation of net loss to funds from operations
Net Loss Attributable to Chambers Street Properties Shareholders	$(1,899)	$(9,363)	$(4,051)	$(11,972)
Adjustments:
Non-controlling interest	—	(13)	(2)	(16)
Real estate depreciation and amortization	17,985	14,972	35,961	27,245
Loss recognized on asset held for sale	415	126	415	126
Net effect of FFO adjustment from unconsolidated entities(1)	13,396	13,356	27,153	20,920

FFO	$29,897	$19,078	$59,476	$36,303
Other Adjustments:
Acquisition expenses	31	6,852	1,928	11,493
Transition costs	1,936	0	1,936	0
Unrealized gain from unconsolidated entity	491	192	798	227

FFO, as adjusted	$32,355	$26,122	$64,138	$48,023

Net loss per share (basic and diluted)	$(0.01)	$(0.05)	$(0.02)	$(0.07)
FFO per share (basic and diluted)	$0.12	$0.11	$0.24	$0.21
FFO as adjusted, per share (basic and diluted)	$0.13	$0.14	$0.26	$0.27

(1)

Represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation) for each of our unconsolidated entities multiplied by the percentage of income or loss recognized by us for each of these unconsolidated entities during each of the quarters.

Notes Payable

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. One of the 13 loans, North Rhett III, was paid off in full on November 22, 2011. Principal payments totaling $2,008,000 were made during the six months ended June 30, 2012. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

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

On May 30, 2008, we entered into a £7,500,000 financing arrangement with the Royal Bank of Scotland plc secured by the Thames Valley Five property. On July 27, 2010, we paid down the loan by £1,860,000 leaving a loan balance of £5,640,000 ($8,862,000 at June 30, 2012). The loan is for a term of five years (with a two year extension option) and bears interest at a variable rate adjusted quarterly, (based on nine month GBP-based LIBOR plus 1.01%. On August 14, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of June 30, 2012, and expires on May 30, 2013. In conjunction with the loan paydown, we incurred a cost of £227,000 ($361,000 at August 3, 2010) to reduce the notional amount of the interest rate swap from £7,500,000 to £5,640,000. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On October 10, 2008, we entered into a £5,771,000 ($9,068,000 at June 30, 2012) financing agreement with the Royal Bank of Scotland plc secured by Albion Mills Retail Park property. The loan is for a term of five years and bears interest at a variable rate adjusted quarterly, based on three month GBP-based LIBOR plus 1.31%. On November 25, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of June 30, 2012 and expires on October 10, 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On November 18, 2008, in connection with the acquisition of Avion Midrise III & IV, we assumed $20,851,000 ($22,186,000 face value less discount of $1,335,000) fixed rate mortgage loan from Capmark Finance, Inc. that bears interest at a rate of 5.52% per annum and matures on April 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $225,000 were made during the six months ended June 30, 2012.

On August 5, 2009, in connection with the acquisition of 12650 Ingenuity Drive, we assumed a $12,572,000 ($13,539,000 face value less a discount of $967,000) fixed rate mortgage loan from PNC Bank, National Association that bears interest at a rate of 5.62% and matures on October 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $199,000 were made during the six months ended June 30, 2012.

On August 10, 2009, we entered into a £13,975,000 ($21,960,000 at June 30, 2012) financing agreement with the Abbey National Treasury Services plc secured by the Maskew Retail Park property. On September 24, 2009, we drew the full amount of the loan and concurrently entered into an interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% plus 2.26% or 5.68% per annum for the five-year term of the loan. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On June 24, 2010, we assumed two loans in connection with the acquisition of One Wayside Road: (i) a $14,888,000 ($14,633,000 at face value plus a premium of $255,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.66% and matures on August 1, 2015; and (ii) a $12,479,000 ($12,132,000 at face value plus a premium of $347,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.92% and matures on August 1, 2015. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $320,000 were made during the six months ended June 30, 2012 on the two loans.

On September 28, 2010, we assumed two loans in connection with the acquisition of 100 Tice Blvd.: (i) a $23,136,000 ($21,218,000 at face value plus a premium of $1,918,000) fixed rate loan from Principal Life Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017; (ii) a $23,136,000 ($21,217,000 at a face value plus a premium of $1,919,000) fixed rate mortgage from Hartford Life and Accidental Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $510,000 were made during the six months ended June 30, 2012 on the two loans.

On December 7, 2010, we entered into a $85,000,000 secured term loan through a subsidiary with Wells Fargo Bank, N.A. or the Pacific Corporate Park Loan. The Pacific Corporate Park Loan has a seven-year term, monthly amortization of $250,000 and is secured by Pacific Corporate Park. Upon closing of the Pacific Corporate Park Loan on December 7, 2010, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. to effectively fix the interest rate on the entire outstanding Pacific Corporate Park Loan amount at 4.89% for its seven-year term. Principal and interest payments are due monthly and principal payments totaling $1,500,000 were made during the six months ended June 30, 2012.

On December 29, 2010, we entered into a $12,600,000 secured term loan through Woodmen of The World Life Insurance Society secured by the Ten Parkway North property. The Ten Parkway North loan bears interest at a fixed rate of 4.75% per annum and matures on January 1, 2021. Principal and interest payments are due monthly and principal payments totaling $139,000 were made during the six months ended June 30, 2012.

Beginning January 2011, principal and interest payments are due monthly on the $9,725,000 term loan secured by the Deerfield Commons I that was originally entered into on November 29, 2005. The loan bears interest at a fixed rate of 5.23% per annum and interest only payments were due monthly for the first 60 months. Principal payments totaling $72,000 were made during the six months ended June 30, 2012.

On February 8, 2011, we entered into five cross-collateralized secured term loans totaling $37,000,000 with ING USA Annuity and Life Insurance Company secured by the following properties: 4701 Gold Spike Road, $10,650,000, Summit Distribution Center, $6,700,000, Tolleson Commerce Park II, $4,600,000, 3660 Deerpark Blvd., $7,650,000 and 1985 International Way, $7,400,000. The loans bear interest at a fixed rate of 4.45% and mature on March 1, 2018. Principal and interest payments are due monthly and principal payments totaling $308,000 were made during the six months ended June 30, 2012.

On February 28, 2011, we entered into a $33,000,000 secured term loan with TD Bank secured by the 100 Kimball Drive property. Upon closing the 100 Kimball Drive loan, we simultaneously entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the entire outstanding loan amount to 5.25% for its 10 year term. Principal and interest payments are due monthly and principal payments totaling $331,000 were made during the six months ended June 30, 2012.

On April 11, 2011, in connection with the acquisition of 70 Hudson Street, we assumed a $124,113,000 ($120,857,000 face value plus a premium of $3,256,000) fixed rate mortgage loan from Lehman Brothers Bank, FSB that bears interest at a rate of 5.65% and matures on April 11, 2016. Principal and interest payments are due monthly and principal payments totaling $867,000 were made during the six months ended June 30, 2012.

On April 11, 2011, in connection with the acquisition of 90 Hudson Street, we assumed a $120,247,000 ($117,562,000 face value plus a premium of $2,685,000) fixed rate mortgage loan from Teachers Insurance and Annuity Association of America that bears interest at a rate of 5.66% and matures on May 1, 2016. On July 14, 2011, we and Teachers Insurance and Annuity Association of America, or the Lender, agreed to modify the $117,562,000 existing mortgage loan assumed by us. The loan was modified to extend its maturity by three years, from May 1, 2016 to May 1, 2019. The 5.66% annual interest rate was unchanged but is subject to a new 30 year amortization schedule. We pre-paid approximately $8,600,000 of loan’s balance (with no pre-payment penalty) in connection with the modification. Principal and interest payments are due monthly and principal payments totaling $716,000 were made during the six months ended June 30, 2012.

On June 24, 2011, we entered into a $11,700,000 secured term loan with TD Bank secured by the Kings Mountain III property. Effective July 1, 2011, we entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the entire outstanding loan amount to 4.47% for its 7 year term maturing on July 1, 2018. Principal and interest payments are due monthly and principal payments totaling $129,000 were made during the six months ended June 30, 2012.

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

Upon closing on May 26, 2010, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. to effectively fix the interest rate on the initial $15,000,000 outstanding loan amount at 5.10% for the four-year term of the facility. The interest rate swap was designated as a qualifying cash flow hedge at the start date of the hedge relationship as described in Note 15 “Derivative Instruments.” The Wells Fargo Credit Facility was initially secured by our 13201 Wilfred, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, Crest Ridge Corporate Center I and West Point Trade Center properties. In addition, CSP OP provides a limited guarantee for the Wells Fargo Credit Facility. The Wells Fargo Credit Facility is subject to certain customary financial covenants, including certain negative financial covenants, which we believe we were in compliance with as June 30, 2012.

On August 31, 2010, we entered into an amended and restated credit agreement with Wells Fargo Bank, N.A. to expand the Wells Fargo Credit Facility from its initial capacity of $70,000,000 to an amended capacity of $125,000,000 (the “Amended Wells Fargo Credit Facility”). In connection with the Amended Wells Fargo Credit Facility, the minimum outstanding amount was increased to $25,000,000 and as such an additional $10,000,000 was drawn (in addition to the $15,000,000 initially drawn on May 26, 2010) with the remaining $100,000,000 available for disbursement during the term of the facility. The Amended Wells Fargo Credit Facility is secured by an additional three of our properties, for a total of eight properties in all: 13201 Wilfred Lane, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, Crest Ridge Corporate Center, West Point Trade Center, 5160 Hacienda Drive, 10450 Pacific Center Court and 225 Summit Avenue. The interest rate was reduced by 25 basis points to 275 basis points over LIBOR (which rate will apply to all withdrawals from the Amended Wells Fargo Credit Facility other than the initial $15,000,000 that was drawn on May 26, 2010) and the initial interest rate floor of 4.00% was eliminated. The initial maturity date remains May 26, 2014, however we may extend the maturity date to May 26, 2015, subject to certain conditions. The Amended Wells Fargo Credit Facility is subject to certain representations and warranties and customary financial covenants (including certain negative financial covenants) with which we believe we were in compliance as of June 30, 2012.

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

2012 Quarters	First	Second
Total distributions declared and paid	$36,726,000	$37,366,000
Distributions per share	$0.15	$0.15
Amount of distributions per share funded by cash flows provided by operating entities	$0.1282	$0.0999
Amount of distributions per share funded by uninvested proceeds from financings of our properties	$0.0218	$0.0501

2011 Quarters	First	Second	Third	Fourth
Total distributions declared and paid	$25,306,000	$27,125,000	$29,911,000	$32,785,000
Distributions per share	$0.15	$0.15	$0.15	$0.15
Amount of distributions per share funded by cash flows provided by operating entities	$0.0758	$0.0707	$0.0888	$0.0716
Amount of distributions per share funded by uninvested proceeds from financings of our properties	$0.0742	$0.0793	$0.0612	$0.0784

On June 19, 2012, our Board of Trustees approved a quarterly distribution to shareholders of $0.15 per common share for the second quarter of 2012. The distribution will be calculated on a daily basis and paid on October 12, 2012 to shareholders of record during the period July 1, 2012 through and including September 30, 2012. However, no assurance can be made that distributions will be sustained at current levels.

For the quarter ended June 30, 2012, distributions were funded 67.02% by cash flows provided by operating activities and 32.98% from uninvested proceeds from financings of our properties. In addition, distributions totaling $16,991,000 were reinvested in our common shares pursuant to our dividend reinvestment plan during the quarter ended June 30, 2012.

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

Total distributions declared and paid for the period from inception (July 1, 2004) through June 30, 2012 were $364,263,000 and total Funds from Operations for the period from inception (July 1, 2004) through June 30, 2012 were $248,684,000. For a discussion of our supplemental financial measures, see “—Non-GAAP Supplemental Financial Measure: Funds from Operations.”

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

Off-Balance Sheet Arrangements

As of June 30, 2012, we had five Investments in Unconsolidated Entities: (i) a 5.07% ownership interest in CBRE Strategic Partners Asia; (ii) an 80% ownership interest in the Duke joint venture; (iii) a 90% ownership interest in Afton Ridge; (iv) an 80% ownership interest in the UK JV; and (v) an 80% ownership interest in the European JV. Our investments are discussed in Note 5, to the accompanying consolidated financial statements “Investments in Unconsolidated Entities.”

Contractual Obligations and Commitments

The following table provides information with respect to our consolidated property contractual obligations at June 30, 2012 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Note Payable (and interest payments) Collateralized by Deerfield Commons I	(11,210)	(643)	(1,286)	(9,281)	—
Note Payable (and interest payments) Collateralized by Bolingbrook Point III	(8,974)	(416)	(8,558)	—	—
Notes Payable (and interest payments) Collateralized by the Carolina Portfolio	(61,030)	(6,655)	(12,852)	(12,852)	(28,671)
Note Payable (and interest payments) Collateralized by Lakeside Office Center	(10,424)	(650)	(1,137)	(8,637)	—
Note Payable (and interest payments) Collateralized by Thames Valley Five(1)	(9,527)	(570)	(8,957)	—	—
Note Payable (and interest payments) Collateralized by Albion Mills Retail Park(1)	(9,675)	(475)	(9,200)	—	—
Note Payable (and interest payments) Collateralized by Avion Midrise III & IV	(22,776)	(1,618)	(21,158)	—	—
Note Payable (and interest payments) Collateralized by 12650 Ingenuity Drive	(14,073)	(1,118)	(12,955)	—	—
Note Payable (and interest payments) Collateralized by Maskew Retail Park(1)	(24,919)	(1,246)	(23,673)	—	—
Loan Payable (and interest payments) Wells Fargo Credit Facility(1)(2)	(27,430)	(1,275)	(26,155)	—	—
Note Payable (and interest payments) Collateralized by One Wayside Road	(30,017)	(2,127)	(4,254)	(23,636)	—
Note Payable (and interest payments) Collateralized by 100 Tice Blvd.	(52,541)	(3,469)	(6,939)	(6,939)	(35,194)
Note Payable (and interest payments) Collateralized by Ten Parkway	(16,634)	(862)	(1,724)	(1,724)	(12,324)
Note Payable (and interest payments) Collateralized by Pacific Corporate Park(1)	(99,446)	(6,291)	(13,298)	(12,712)	(67,145)
Note Payable (and interest payments) Collateralized by 4701 Gold Spike Drive	(12,961)	(644)	(1,288)	(1,288)	(9,741)
Note Payable (and interest payments) Collateralized by 1985 International Way	(9,005)	(447)	(895)	(895)	(6,768)
Note Payable (and interest payments) Collateralized by Summit Distribution Center	(8,153)	(405)	(810)	(810)	(6,128)
Note Payable (and interest payments) Collateralized by 3660 Deerpark Boulevard	(9,309)	(462)	(925)	(925)	(6,997)
Note Payable (and interest payments) Collateralized by Tolleson Commerce Park II	(5,597)	(278)	(556)	(556)	(4,207)
Note Payable (and interest payments) Collateralized by 100 Kimball Drive(1)	(45,588)	(2,391)	(4,783)	(4,783)	(33,631)
Note Payable (and interest payments) Collateralized by 70 Hudson Street	(144,184)	(8,585)	(17,169)	(118,430)	—
Note Payable (and interest payments) Collateralized by 90 Hudson Street	(146,501)	(6,897)	(15,048)	(15,048)	(109,508)
Note Payable (and interest payments) Collateralized by Kings Mountain III(1)	(14,390)	(783)	(1,567)	(1,567)	(10,473)
Note Payable (and interest payments) Collateralized by Sabal Pavilion	(15,716)	(938)	(14,778)	—	—

Total	$(810,080)	$(49,245)	$(209,965)	$(220,083)	$(330,787)

(1)

These contractual obligations include the expected net payments due under interest rate swap agreements where in each case we have swapped our variable interest rate payments due under the debt agreements for fixed rates of interest payments.

(2)	Includes the eight properties (see Note 7 “Debt” to our Condensed Consolidated Financial Statements) that secure the Amended Wells Fargo Credit Facility.

The following table provides information with respect to our unconsolidated property contractual obligations at June 30, 2012 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Notes Payable (and interest payments) Collateralized by Duke Joint Venture	$(463,842)	$(23,774)	$(156,246)	$(101,946)	$(181,876)
Note Payable (and interest payments) Collateralized by Afton Ridge Joint Venture	(24,694)	(1,308)	(23,386)	—	—

Total Notes Payable Collateralized by Unconsolidated Properties(1)	$(488,536)	$(25,082)	$(179,632)	$(101,946)	$(181,876)

(1)	Unconsolidated payment amounts are at our pro rata share of effective ownership and exclude our investment in CBRE Strategic Partners Asia.

As of June 30, 2012, we were committed to pay $3,000 in accrued offering costs. The timing of future payments is uncertain.

As of June 30, 2012, we had an unfunded investment commitment in CBRE Strategic Partners Asia totaling $2,474,000. The timing of future payment is uncertain.

Income Taxes

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2004. As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute currently to our shareholders. Under the Internal Revenue Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they generally distribute at least 90% of their annual net taxable income (excluding net capital gains) to their shareholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Even if we qualify as a REIT, we may still be subject to state, local and foreign taxes on our income and property and to U.S. federal income and excise taxes on our undistributed gross income. Our properties located in Texas are subject to a Texas Gross Margin Tax, Deerfield Commons I is subject to a Georgia Net Worth Tax, properties located in Massachusetts are subject to a Massachusetts Net Worth Tax and properties located in North Carolina are subject to a North Carolina Franchise Tax under which we incurred a total of approximately $160,000 and $230,000, $142,000 and $300,000 of taxes for the three and six months ended June 30, 2012 and 2011, respectively.

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

Notes Payable secured by real property are summarized as follows (in thousands):

	Interest Rate as of		Maturity Date	Notes Payable as of
Property	June 30, 2012	December 31, 2011		June 30, 2012	December 31, 2011
Deerfield Commons I.	5.23%	5.23%	December 1, 2015	$9,516	$9,587
Bolingbrook Point III	5.26	5.26	January 1, 2015	7,900	7,900
Fairforest Bldg. 5(1)	6.33	6.33	February 1, 2024	9,108	9,368
Fairforest Bldg. 6(1)	5.42	5.42	June 1, 2019	2,555	2,703
HJ Park—Bldg. 1(1)	4.98	4.98	March 1, 2013	224	369
North Rhett I(1)	5.65	5.65	August 1, 2019	3,359	3,547
North Rhett II(1)	5.20	5.20	October 1, 2020	1,915	2,005
North Rhett IV(1)	5.80	5.80	February 1, 2025	9,184	9,427
Mt Holly Bldg.(1)	5.20	5.20	October 1, 2020	1,915	2,006
Orangeburg Park Bldg.(1)	5.20	5.20	October 1, 2020	1,947	2,040
Kings Mountain I(1)	5.27	5.27	October 1, 2020	1,658	1,737
Kings Mountain II(1)	5.47	5.47	January 1, 2020	4,851	5,105
Union Cross Bldg. I(1)	5.50	5.50	July 1, 2021	2,449	2,552
Union Cross Bldg. II(1)	5.53	5.53	June 1, 2021	7,474	7,791
Thames Valley Five(2)(3)	6.42	6.42	May 30, 2013	8,862	8,762
Lakeside Office Center	6.03	6.03	September 1, 2015	8,918	8,973
Albion Mills Retail Park(2)(4)(5)	5.25	5.25	October 10, 2013	9,068	8,965
Avion Midrise III & IV(6)	5.52	5.52	April 1, 2014	20,695	20,920
12650 Ingenuity Drive(7)	5.62	5.62	October 1, 2014	12,477	12,677
Maskew Retail Park(2)(8)	5.68	5.68	August 10, 2014	21,960	21,710
One Wayside Road(9)	5.66	5.66	August 1, 2015	13,932	14,115
One Wayside Road(9)	5.92	5.92	August 1, 2015	11,606	11,743
100 Tice Blvd(10)	5.97	5.97	September 15, 2017	20,356	20,612
100 Tice Blvd(10)	5.97	5.97	September 15, 2017	20,357	20,611
Ten Parkway North	4.75	4.75	January 1, 2021	12,215	12,354
Pacific Corporate Park(11)	4.89	4.89	December 7, 2017	80,250	81,750
4701 Gold Spike Drive(12)	4.45	4.45	March 1, 2018	10,432	10,521
1985 International Way(12)	4.45	4.45	March 1, 2018	7,249	7,310
Summit Distribution Center(12)	4.45	4.45	March 1, 2018	6,563	6,619
3770 Deerpark Boulevard(12)	4.45	4.45	March 1, 2018	7,494	7,557
Tolleson Commerce Park II(12)	4.45	4.45	March 1, 2018	4,506	4,544
100 Kimball Drive(13)	5.25	5.25	March 1, 2021	32,190	32,521
70 Hudson Street(14)	5.65	5.65	April 11, 2016	118,873	119,740
90 Hudson Street(14)	5.66	5.66	May 1, 2019	107,202	107,918
Kings Mountain III(15)	4.47	4.47	July 1, 2018	11,466	11,595
Sabal Pavilion(16)	6.38	6.38	August 1, 2013	14,700	14,700

Notes Payable				625,426	632,354
Plus Premium				8,582	9,595
Less Discount				(2,476)	(2,838)
Less Albion Mills Retail Park Fair Value Adjustment				(132)	(190)

Notes Payable Net of Premium / Discount and Fair Value Adjustment				$631,400	$638,921

(1)

These notes payable were assumed from the seller of the Carolina Portfolio on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount. The North Rhett III loan was paid in full on November 22, 2011.

(2)	These loans are subject to certain financial covenants (interest coverage and loan to value).

(3)

We entered into an interest rate swap agreement that fixes the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of June 30, 2012 and expires on May 30, 2013. The stated rates on the mortgage note payable were 2.02% and 1.98% at June 30, 2012 and December 31, 2011 and were based on GBP-based LIBOR plus a spread of 1.01%.

(4)

The Albion Mills Retail Park notes payable balance is presented at cost basis. This loan is carried on our balance sheet at fair value (see Note 17 “Fair Value of Financial Instruments and Investments.”)

(5)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of June 30, 2012 and expires on October 10, 2013. The stated rates on the mortgage note payable were 2.32% and 2.28% at June 30, 2012 and December 31, 2011, respectively, and were based on GBP-based LIBOR plus a spread of 1.31%.

(6)	The loan was assumed from the seller of Avion Midrise III & IV on November 18, 2008 and was recorded at estimated fair value which includes the discount.

(7)	The loan was assumed from the seller of 12650 Ingenuity Drive on August 5, 2009 and was recorded at estimated fair value which includes the discount.

(8)

We entered into an interest rate swap agreement that fixes the GBP-based LIBOR rate at 3.42% plus 2.26% or 5.68% per annum as of June 30, 2012 and expires on August 10, 2014. The stated rates on the mortgage note payable were 3.27% and 3.23% at June 30, 2012 and December 31, 2011 and was based on GBP-based LIBOR plus a spread of 2.26%.

(9)	The two loans were assumed from the seller of One Wayside Road on June 24, 2010 and were recorded at estimated fair value which include the premiums.

(10)	The two loans were assumed from the seller of 100 Tice Blvd. on September 28, 2010 and were recorded at estimated fair value which include the premiums.

(11)

We entered into an interest rate swap agreement that fixed the LIBOR rate at 2.69% plus 2.20% or 4.89% per annum as of June 30, 2012 and expires on December 7, 2017. The stated rates on the mortgage note payable were 2.45 and 2.52% at June 30, 2012 and December 31, 2011, respectively, and was based on LIBOR plus a spread of 2.20%.

(12)	We entered into five loans totaling $37,000,000 on February 8, 2011 that are cross-collateralized by these properties.

(13)

We entered into an interest rate swap agreement that fixed the LIBOR rate at 3.50% plus 1.75% or 5.25% per annum as of June 30, 2012 and expires on March 1, 2021. The stated rates on the mortgage note payable were 2.00% and 2.02% at June 30, 2012, and December 31, 2011, respectively, and were based on LIBOR plus a spread of 1.75%.

(14)	The two loans were assumed from the seller of 70 Hudson Street and 90 Hudson Street, respectively, on April 11, 2011 and were recorded at estimated fair value which include the premiums.

(15)

We entered into an interest rate swap agreement that fixed LIBOR at 2.47% plus 2.00%, or 4.47% per annum as of June 30, 2012 and expires on July 1, 2018. The stated rates on the mortgage note payable were 2.24% and 2.27% at June 30, 2012 and December 31, 2011, respectively, and were based on LIBOR plus a spread of 2.00%

(16)

The loan was assumed from the seller of Sabal Pavilion on December 30, 2011 and was recorded at estimated fair value which includes the premium. The anticipated maturity date as presented represents the early prepayment option date prior to the automatic debt extension which would include an increase in the interest rate to 11.38% and extend until the loan is paid in full.

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

The fair value of long-term debt was estimated based on current interest rates available to us for debt instruments with similar terms. The following tables summarize our financial instruments and their calculated fair value at June 30, 2012 and December 31, 2011 (in thousands):

	As of June 30, 2012
	Carrying Value	Total Fair Value
Financial Assets (Liabilities):
Interest Rate Swaps—Non Qualifying	$(722)	$(722)
Interest Rate Swaps—Qualifying	(13,887)	(13,887)
Notes Payable	(631,400)	(668,462)
Loan Payable	(25,000)	(25,000)

A 100 basis point increase or decrease in interest rates would increase or decrease the fair market value of our notes payable by $26,508,000 at June 30, 2012. In addition, a 100 basis point increase or decrease in interest rates would either increase or decrease annual variable interest expense as follows; approximately $89,000 on the Thames Valley Five property, approximately $91,000 on the Albion Mills Retail Park property and approximately $220,000 on the Maskew Retail Park property.

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

Debt Maturities

The following table details our consolidated and unconsolidated debt maturities as of June 30, 2012 (in thousands):

	Consolidated Debt			Unconsolidated Debt(1)			Consolidated & Unconsolidated Debt (1)
	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total
2012 (Six months ending December 31, 2012)	$7,170	—	$7,170	$2,467	$—	$2,467	$9,637	$—	$9,637
2013	15,393	32,630	48,023	5,071	102,310	107,381	20,464	134,940	155,404
2014(2)	15,560	78,272	93,832	5,262	40,640	45,902	20,822	118,912	139,734
2015	15,350	48,749	64,099	5,337	66,959	72,296	20,687	115,708	136,395
2016	13,810	111,276	125,086	4,137	8,052	12,189	17,947	119,328	137,275
2017	13,303	98,327	111,630	4,031	—	4,031	17,334	98,327	115,661
2018	9,022	41,789	50,811	3,640	23,822	27,462	12,662	65,611	78,273
2019	7,255	95,265	102,520	3,121	4,416	7,537	10,376	99,681	110,057
2020	5,379	—	5,379	3,273	—	3,273	8,652	—	8,652
2021	2,650	34,032	36,682	2,518	118,257	120,775	5,168	152,289	157,457
2022	1,870	—	1,870	—	—	—	1,870	—	1,870
Thereafter	3,324	—	3,324	—	—	—	3,324	—	3,324

Total	$110,086	$540,340	$650,426	$38,857	$364,456	$403,313	$148,943	$904,796	$1,053,739

Weighted Average Maturity (Years)			5.02			5.00			5.01
Weighted Average Interest Rate			5.42%			5.00%			5.26%

(1)	Unconsolidated debt amounts are at our pro rata share of effective ownership.

(2)

The Thames Valley Five consolidated debt ($8,862,000 at June 30, 2012) maturity date may be extended for an additional two years from May, 2013 to May, 2015. In addition, Afton Ridge has the option to extend the maturity date of the unconsolidated debt ($22,950,000 at June 30, 2012—our share) for one additional year from October 2013 to October 2014.

Encumbered and Unencumbered Properties

The following table details our Encumbered and Unencumbered properties as of June 30, 2012 (Approximate Acquisition Cost and Debt Balance in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
	Properties	Approximate Total Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance
Encumbered Properties(2)	43	$1,393,989	$650,426	35	$832,171	$403,313	78	$2,226,160	$1,053,739
Unencumbered Properties	35	448,370	—	11	175,582	—	46	623,952	—

Total Properties	78	$1,842,359	$650,426	46	$1,007,753	$403,313	124	$2,850,112	$1,053,739

(1)

Number of Properties at 100%. Approximate Acquisition Cost and Debt Balance for Unconsolidated Properties are at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

(2)	Includes eight properties that secure the Wells Fargo Credit Facility.

Subsequent Events

As a result of the termination of the Fourth Amended Advisory Agreement on June 30, 2012, we have transitioned to a self-managed company and currently employ a staff of 20 people. In addition, effective July 1, 2012, upon the termination of the Fourth Amended Advisory Agreement, we entered into a transitional services agreement (the “Transitional Services Agreement”) with CSP OP and the former investment advisor pursuant to which the former investment advisor will provide certain consulting related services to us at the direction of the our officers and other personnel for a term ending April 30, 2013.

For consulting services provided to us in connection with the investment management of our assets, the former investment advisor shall be paid an investment management consulting fee payable in cash consisting of (i) a monthly fee equal to one-twelfth of 0.5% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments within our portfolio and (ii) a monthly fee equal to 5.0% of the aggregate monthly net operating income derived from all real estate investments within our portfolio, subject to certain adjustments. For consulting services provided to us in connection with the acquisition of assets, the former investment advisor or its affiliates shall be paid acquisition fees up to 1.5% of (i) the contract purchase price of real estate investments acquired by us, or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. The total of all acquisition consulting fees payable with respect to real estate investments shall not exceed an amount equal to 6% of the contract purchase price (or 6% of funds advanced with respect to mortgages) provided, however, that a majority of the uninterested members of the Board of Trustees may approve amounts in excess of this limit.

Upon the termination date of the Transitional Services Agreement, we and the former investment advisor shall agree on a list of unacquired real estate investments for which the former investment advisor has performed certain acquisition related consulting services (a “Qualifying Property”). If any Qualifying Property is acquired by us within the nine months following the termination of the Transitional Services Agreement then we shall pay an acquisition consulting fee equal to 0.75% of (i) the contract purchase price of the real estate investments (including debt), or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity to the former investment advisor. Real estate investments for which there is a dispute as to whether it is a Qualifying Property that are acquired within the nine months following the termination of the Transitional Services Agreement will be submitted to arbitration.

For consulting services provided to us in connection with property management, leasing or construction services, the former investment advisor shall be paid based upon the customary property management, leasing and construction supervision fees applicable to the geographic location and type of property. Such fees for each service provided are expected to range from 2.0% to 5.0% of gross revenues received from a property that we own. We shall pay the former investment advisor a real estate commission fee upon the sale of properties in an amount equal to the lesser of (i) one-half of the competitive real estate commission or (ii) 3% of the sales price of each property sold. The total brokerage commission paid may not exceed the lesser of the competitive real estate commission or an amount equal to 6% of the sales price of the property.

To the extent that the Company assumes or incurs prior to the termination of the Transition Services Agreement a cost that was previously borne by the former investment advisor during the term of the Transition Services Agreement or its predecessor agreement, then amounts otherwise owed under the Transition Services Agreement shall be correspondingly reduced on a monthly basis; provided that (i) any Assumed Costs resulting from hiring of any targeted personnel shall reduce the amounts payable by the Company under this agreement for such month only to the extent of their base salary and benefits (as in effect immediately prior to their hiring by the Company) and any related other direct employer costs (but excluding any bonus amounts) earned or incurred during the month.

We will reimburse the former investment advisor for certain expenses paid or incurred in connection with services provided under the Transitional Services Agreement. In addition, the former investment advisor will only be entitled to reimbursement for third party expenses incurred in connection with services provided pursuant to the Transitional Services Agreement that we have approved in writing. Our sole obligation to reimburse the former investment advisor for expenses incurred related to personnel costs shall be to make an aggregate payment equal to $2.5 million on the effective date of the agreement.

On July 3, 2012, we entered into an indemnification agreement with Louis P. Salvatore, our newly appointed trustee, whereby we have agreed to indemnify Mr. Salvatore under certain circumstances in his capacity as a trustee.

On July 9, 2012, we sold Cherokee Corporate Park located in Spartanburg, SC for $3,125,000 exclusive of customary closing costs.

On July 27, 2012, the European JV closed on a loan with Dekabank Deutsche Gironzentrale for approximately €31,100,000 (approximately $38,390,000 assuming an exchange rate of €1.00:$1.2344, or $30,712,000 at our 80% pro rata share), exclusive of customary fees and expenses. The loan is secured by the European Joint Venture’s Graben Distribution Center I and Graben Distribution Center II properties. The loan is interest only, with a fixed interest rate of 2.39% per annum, and has a 5-year term. The loan may be prepaid subject to customary prepayment fees and restrictions. Principal and interest payments are due quarterly on the loan.

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

Changes in Internal Controls Over Financial Reporting

No changes in internal control over financial reporting occurred during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any material legal proceedings as of June 30, 2012.

Item 1A.	Risk Factors

Other than the risk factors set forth herein, there have been no material changes to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, except to the extent the risk factors therein are inconsistent with the fact that (i) we are a self-managed company as a result of the termination of the fourth amended and restated advisory agreement with our former investment advisor and (ii) we have entered into a transitional services agreement with our former investment advisor pursuant to which the former investment advisor will provide certain consulting related services to us at our direction for a term ending April 30, 2013. As used in this Item 1A., unless the context otherwise requires, the terms “we,” “us,” and “our” refer to all entities owned or controlled by Chamber Street Properties.

We have limited experience operating as a self-managed company, which makes our future performance difficult to predict. As a result of our transition to self-management, we may be exposed to risks which we have not historically encountered.

We have a limited operating history as a self-managed company. Historically, all of our business activities were managed by our former investment advisor pursuant to the fourth amended and restated advisory agreement, which terminated according to its terms on June 30, 2012. As a result, our future performance as a self-managed company is more difficult to predict.

As a result of our transition to self-management, we may encounter risks to which we have not historically been exposed. In addition to the fees and expenses we may incur pursuant to the transitional services agreement we have entered into with our former investment advisor, our direct expenses include general and administrative costs, including legal, accounting, corporate management and information systems and other expenses related to corporate governance and SEC reporting and compliance, and compensation and benefits costs of our officers and other employees. Prior to our transition to self-management, the responsibility for certain of our general and administrative costs was borne by our former investment advisor or its affiliates. We may also in the future issue equity awards to our trustees, officers and employees, which awards would decrease net income and funds from operations.

We currently employ a staff of approximately 20 people. As their employer, we will be subject to those potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances, and we will bear the costs of the establishment and maintenance of such plans.

Our success depends to a significant degree upon the continued contributions of certain key personnel, each of whom would be difficult to replace. If we were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.

We rely on a small number of persons who comprise our existing senior management team to implement our business and investment strategies. Our ability to achieve our investment objectives and to make distributions to our shareholders is dependent upon the continued performance of our board of trustees and our key management personnel. The loss of services of any of our key management personnel, or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results. In addition, if any member of our board of trustees were to resign, we would lose the benefit of such trustee’s governance and experience. As we adjust to being a self-managed company, we will continue to try to attract and retain qualified additional senior management, but may not be able to do so on acceptable terms. As a result of the foregoing, we may be unable to achieve our investment objectives or to make distributions to our shareholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities and Repurchases of Securities

During the three months ended June 30, 2012, we did not sell any equity securities that are not registered under the Securities Act of 1933, as amended.

The following table provides information with respect to our Share Redemption Program for the three months ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
April	2,104,314.37	$9.32	N/A	N/A
May	—	—	N/A	N/A
June	—	—	N/A	N/A
Total	2,104,314.37	$9.32	N/A	N/A

Use of Proceeds from Sale of Registered Securities

The registration statement relating to our initial public offering (No. 333-127405) was declared effective on October 24, 2006. CNL Securities Corp. was the dealer manager of our initial public offering. The registration statement covered up to $2,000,000,000 in common shares of beneficial interest, 90% of which were offered at a price of $10.00 per share, and 10% of which were offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date as determined by our former investment advisor. Our initial public offering was terminated effective as of the close of business on January 29, 2009. As of the close of business on January 29, 2009, we had sold a total of 60,808,967 common shares in the initial public offering, including 1,487,943 common shares which were issued pursuant to our dividend reinvestment plan. We withdrew from registration a total of 140,243,665 common shares that were registered but not sold in connection with the initial public offering. From October 24, 2006 (effective date) through January 29, 2009 (termination date), we had accepted subscriptions from 13,270 investors, issued 60,808,967 common shares and received $607,345,702 in gross offering proceeds pursuant to our initial public offering. After payment of approximately $8,290,000 in acquisition fees and related expenses, payment of approximately $26,335,000 in selling commission, $8,898,000 in dealer manager fees, $4,008,000 in marketing support fees and payment of approximately $12,147,000 in organization and offering expenses, as of January 29, 2009, we had raised aggregate net offering proceeds of approximately $548,000,000.

The registration statement relating to our follow-on public offering (No. 333-152653) was declared effective on January 30, 2009. CNL Securities Corp. was the dealer manager of our follow-on offering. The registration statement covered up to $3,000,000,000 in common shares of beneficial interest, 90% of which were offered at a price of $10.00 per share, and 10% of which were offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date as determined by our former investment advisor. Our follow on offering was closed on January 30, 2012. From January 30, 2009 (effective date) through June 30, 2012, we had accepted subscriptions from 49,888 follow-on investors, issued 190,672,251 common shares and received $1,901,137,211 in gross offering proceeds pursuant to our public offering after payment of $39,713,995 in acquisition fees and related expenses, payment of approximately $108,365,000 in selling commissions, $35,900,000 in dealer manager fees, $17,833,000 in marketing support fees and payment of approximately $24,187,000 in organization and offering expenses. As of June 30, 2012, we had raised aggregate net offering proceeds of approximately $1,675,138,216.

Item 3	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1

Second Articles of Amendment to the Second Amended and Restated Declaration of Trust of CB Richard Ellis Realty Trust (Previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File 000-53200) filed June 22, 2012 and incorporated herein by reference).

3.2

Third Amended and Restated Bylaws of CB Richard Ellis Realty Trust (Previously filed as Exhibit 3.2 to the Current Report on Form 8-K (File 000-53200) filed June 22, 2012 and incorporated herein by reference).

10.1

Transitional Services Agreement, by and among Chambers Street Properties, CSP Operating Partnership, LP and CBRE Advisors LLC, dated July 1, 2012 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File 000-53200) filed July 5, 2012 and incorporated herein by reference).

10.2	Indemnification Agreement with Louis P. Salvatore (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File 000-53200) filed July 5, 2012 and incorporated herein by reference).

10.3	Amended and Restated 2004 Equity Incentive Plan (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File 000-53200) filed July 5, 2012 and incorporated herein by reference).

10.4	Amended and Restated 2004 Performance Bonus Plan (Previously filed as Exhibit 10.4 to the Current Report on Form 8-K (File 000-53200) filed July 5, 2012 and incorporated herein by reference).

10.5	Amended and Restated Form of Share Award Agreement (Previously filed as Exhibit 10.5 to the Current Report on Form 8-K (File 000-53200) filed July 5, 2012 and incorporated herein by reference).

10.6	Second Amended and Restated Dividend Reinvestment Plan (Previously filed as Exhibit 10.6 to the Current Report on Form 8-K (File 000-53200) filed July 5, 2012 and incorporated herein by reference).

10.7

Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership, by and among Chambers Street Properties and the limited partners named therein, entered into as of July 1, 2012, filed herewith.

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

101*

The following materials from Chambers Street Properties’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders’ Equity and (vi) the Notes to the Condensed Consolidated Financial Statements, furnished herewith.

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

Chambers Street Properties

Date: August 14, 2012	/S/ JACK A. CUNEO
Jack A. Cuneo President and Chief Executive Officer

Date: August 14, 2012	/S/ MARTIN A. REID
Martin A. Reid Chief Financial Officer