Form 10-Q
period 2012-09-30
CHAMBERS STREET PROPERTIES
filed 2012-11-14
CIK 1297587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant’s common shares, $0.01 par value, was 249,364,156 of November 14, 2012.

CHAMBERS STREET PROPERTIES

i

PART I.

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

CHAMBERS STREET PROPERTIES

Condensed Consolidated Balance Sheets

as of September 30, 2012 and December 31, 2011 (unaudited)

(In Thousands, Except Share Data)

	September 30, 2012	December 31, 2011
ASSETS
Investments in Real Estate:
Land	$358,146	$338,401
Site Improvements	164,721	150,936
Buildings and Improvements	1,017,471	938,640
Tenant Improvements	77,425	74,896

	1,617,763	1,502,873
Less: Accumulated Depreciation and Amortization	(120,769)	(88,147)

Net Investments in Real Estate	1,496,994	1,414,726
Investments in Unconsolidated Entities	487,996	537,631
Construction In Progress and Other Assets—Variable Interest Entity	66,354	17,233
Cash and Cash Equivalents	191,409	238,277
Restricted Cash	9,483	7,216
Accounts and Other Receivables, Net of Allowance of $656 and $821, respectively	8,861	5,036
Deferred Rent	23,192	17,719
Acquired Above-Market Leases, Net of Accumulated Amortization of $21,344 and $15,729, respectively	28,978	31,415
Acquired In-Place Lease Value, Net of Accumulated Amortization of $82,617 and $60,861, respectively	150,070	158,655
Deferred Financing Costs, Net of Accumulated Amortization $7,020 and $4,189, respectively	10,695	7,294
Lease Commissions, Net of Accumulated Amortization of $1,490 and $990, respectively	4,220	3,522
Other Assets	3,359	1,976

Total Assets	$2,481,611	$2,440,700

LIABILITIES, NON-CONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
LIABILITIES
Notes Payable, Less Discount of $2,297 and $2,838, plus premium of $8,061 and $9,595, respectively	$619,275	$630,146
Note Payable at Fair Value	9,208	8,775
Loan Payable	0	25,000
Security Deposits	1,000	741
Accounts Payable and Accrued Expenses	29,590	20,128
Accounts Payable, Accrued Expenses and Prepaid Rent—Variable Interest Entity	33,683	3,305
Accrued Offering Costs Payable to Related Parties	0	1,974
Acquired Below-Market Leases, Net of Accumulated Amortization of $18,226 and $13,876, respectively	24,857	29,148
Above-Market Ground Lease Obligations, Net of Accumulated Amortization $71 and $18, respectively	1,429	1,483
Property Management Fee Payable to Related Party	310	190
Investment Management Fee Payable to Related Party	2,045	1,968
Distributions Payable	37,374	32,785
Interest Rate Swaps at Fair Value—Non-Qualifying Hedges	606	958
Interest Rate Swaps at Fair Value—Qualifying Hedges	14,002	12,340

Total Liabilities	773,379	768,941
COMMITMENTS AND CONTINGENCIES (NOTE 18)
NON-CONTROLLING INTERESTS
Operating Partnership Units	2,464	2,464
Class B Interest	200	0
Non-Controlling Interest—Variable Interest Entity	826	686
SHAREHOLDERS’ EQUITY
Common Shares of Beneficial Interest, $0.01 par value, 990,000,000 shares authorized; 249,390,337 and 230,955,633 issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	2,494	2,309
Additional Paid-in-Capital	2,203,812	2,038,566
Accumulated Deficit	(476,498)	(348,602)
Accumulated Other Comprehensive Loss	(25,066)	(23,664)

Total Shareholders’ Equity	1,704,742	1,668,609

Total Liabilities, Non-Controlling Interests and Shareholders’ Equity	$2,481,611	$2,440,700

See accompanying notes to condensed consolidated financial statements.

CHAMBERS STREET PROPERTIES

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

(In Thousands, Except Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES
Rental	$37,980	$32,476	$109,866	$87,167
Tenant Reimbursements	9,167	7,313	25,566	19,929

Total Revenues	47,147	39,789	135,432	107,096

EXPENSES
Operating and Maintenance	4,373	4,311	14,314	11,959
Property Taxes	6,752	4,624	17,538	13,359
Interest	8,566	9,329	26,033	24,724
General and Administrative	7,541	1,474	11,974	4,264
Property Management Fee to Related Party	396	511	1,168	1,096
Investment Management Fee to Related Party	5,159	5,607	17,270	15,100
Acquisition Expenses	1,099	1,044	2,508	12,537
Depreciation and Amortization	18,787	16,656	54,749	43,901
Transition Costs	6,216	0	8,152	0

Total Expenses	58,889	43,556	153,706	126,940

OTHER INCOME AND EXPENSES
Interest and Other Income	255	460	1,800	1,271
Net Settlement Payments on Interest Rate Swaps	(171)	(178)	(495)	(532)
Gain on Interest Rate Swaps	134	32	380	177
(Loss) Gain on Note Payable at Fair Value	(26)	75	(85)	41
Loss on Early Extinguishment of Debt	(1,191)	0	(1,191)	0
Loss on Swap Termination	(495)	0	(495)	0

Total Other Income and (Expenses)	(1,494)	389	(86)	957

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND EQUITY IN INCOME OF UNCONSOLIDATED ENTITIES	(13,236)	(3,378)	(18,360)	(18,887)
PROVISION FOR INCOME TAXES	(75)	(85)	(218)	(385)
EQUITY IN INCOME OF UNCONSOLIDATED ENTITIES	927	609	2,556	4,160

NET LOSS FROM CONTINUING OPERATIONS	(12,384)	(2,854)	(16,022)	(15,112)

DISCONTINUED OPERATIONS
(Loss) Income from Discontinued Operations	0	(18)	0	377
Realized (Loss) Gain from Sale	0	426	(415)	301

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	0	408	(415)	678

NET LOSS	(12,384)	(2,446)	(16,437)	(14,434)

Net Loss Attributable to Non-Controlling Operating Partnership Units	5	4	7	20

NET LOSS ATTRIBUTABLE TO CHAMBERS STREET PROPERTIES SHAREHOLDERS	$(12,379)	$(2,442)	$(16,430)	$(14,414)

Basic and Diluted Net Loss Per Share from Continuing Operations Attributable to Chambers Street Properties Shareholders	$(0.05)	$(0.01)	$(0.06)	$(0.08)

Basic and Diluted Net Loss Per Share from Discontinued Operations Attributable to Chambers Street Properties Shareholders	$0.00	$0.00	$0.00	$0.00

Basic and Diluted Net Loss Per Share Attributable to Chambers Street Properties Shareholders	$(0.05)	$(0.01)	$(0.07)	$(0.08)

Weighted Average Common Shares Outstanding—Basic and Diluted	249,173,577	199,398,630	247,718,798	183,098,748
Dividends Declared Per Share	$0.15	$0.15	$0.45	$0.45

See accompanying notes to condensed consolidated financial statements.

CHAMBERS STREET PROPERTIES

Condensed Consolidated Statements of Comprehensive Loss

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
NET LOSS	$(12,384)	$(2,446)	$(16,437)	$(14,434)
Foreign Currency Translation Gain (Loss)	3,194	(6,300)	1,037	888
Swap Fair Value Adjustments	(361)	(8,237)	(2,440)	(10,769)

COMPREHENSIVE LOSS	(9,551)	(16,983)	(17,840)	(24,315)
Comprehensive Loss Attributable to Non-Controlling Operating Partnership Units	4	20	8	30

COMPREHENSIVE LOSS ATTRIBUTABLE TO CHAMBERS STREET PROPERTIES SHAREHOLDERS	$(9,547)	$(16,963)	$(17,832)	$(24,285)

See accompanying notes to condensed consolidated financial statements.

CHAMBERS STREET PROPERTIES

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011 (unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(16,437)	$(14,434)
Adjustments to Reconcile Net Loss to Net Cash Flows Provided by Operating Activities:
Equity in Income of Unconsolidated Entities	(2,556)	(4,160)
Distributions from Unconsolidated Entities	30,503	17,200
Gain on Interest Rate Swaps	(380)	(177)
Loss (Gain) on Note Payable at Fair Value	85	(41)
Loss on Early Extinguishment of Debt	1,191	0
Net Realized Loss (Gain) on Sale of Real Property	415	(301)
Depreciation and Amortization of Building and Improvements	32,707	26,524
Amortization of Deferred Financing Costs	1,433	1,426
Amortization of Acquired In-Place Lease Value	21,544	17,055
Amortization of Above- and Below-Market Leases	1,311	1,487
Amortization of Lease Commissions	499	322
Amortization of Discount (Premium) on Notes Payable	(993)	(219)
Share Based Compensation	215	28
Changes in Assets and Liabilities:
Accounts and Other Receivables	(3,825)	(604)
Deferred Rent	(5,473)	(7,270)
Other Assets	(2,011)	7
Accounts Payable, Accrued Expenses and Prepaid Rent	27,546	5,752
Investment and Property Management Fees Payable to Related Party	197	665

Net Cash Flows Provided By Operating Activities	85,971	43,260

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Real Property	(127,300)	(152,943)
Proceeds from Sale of Real Property	2,885	23,596
Investments in Unconsolidated Entities	(12,793)	(79,073)
Distributions from Unconsolidated Entities	32,468	0
Restricted Cash	(1,868)	(3,951)
Lease Commissions	(1,194)	(2,134)
Improvements to Investments in Real Estate	(39,274)	(8,222)

Net Cash Flows Used in Investing Activities	(147,076)	(222,727)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Common Shares—Public Offering	172	433
Proceeds from Additional Paid-in-Capital—Public Offering	171,086	432,455
Redemption of Common Shares	(35,888)	(25,477)
Payment of Offering Costs	(20,444)	(47,420)
Payment of Distributions	(58,373)	(43,561)
Distribution to Non-Controlling Interest Operating—Partnership Units	(111)	(111)
Contribution from Non-Controlling Interest-Variable Interest Entity	140	0
Borrowing on Loan Payable	0	50,000
Principal Payment on Loan Payable	(25,000)	(85,000)
Proceeds from Notes Payable	0	81,700
Principal Payments on Notes Payable	(11,058)	(50,324)
Deferred Financing Costs	(6,394)	(2,188)
Security Deposits	259	(206)

Net Cash Flows Provided by Financing Activities	14,389	310,301

EFFECT OF FOREIGN CURRENCY TRANSLATION	(153)	(253)

Net (Decrease) Increase in Cash and Cash Equivalents	(46,868)	130,581
Cash and Cash Equivalents, Beginning of the Period	238,277	48,218

Cash and Cash Equivalents, End of the Period	$191,409	$178,799

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for Interest	$24,714	$22,577
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distributions Declared and Payable	$37,374	$29,911
Proceeds from Dividend Reinvestment Program	$48,505	$32,924
Application of Deposit to Investment in Unconsolidated Entities	$0	$7,500
Application of Deposit to Investment in Real Estate	$0	$12,500
Accrued Acquisition Cost Related to Real Property	$0	$100
Duke joint venture Contribution/Distribution—Amazon Expansion	$921	$19,605
Notes Payable Assumed on Acquisitions of Real Estate	$0	$238,419
Share Awards Increase in Additional Paid-In-Capital	$215	$28
Accrued Offering Cost	$0	$1,555
Accounts Payable and Accrued Expenses—Construction in Progress	$12,763	$0

See accompanying notes to condensed consolidated financial statements.

CHAMBERS STREET PROPERTIES

Condensed Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 30, 2012 and 2011 (unaudited)

(In Thousands, Except Share Data)

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2011	230,955,633	$2,309	$2,038,566	$(348,602)	$(23,664)	$1,668,609
Net Loss Attributable to Chambers Street Properties Shareholders	0	0	0	(16,430)	0	(16,430)
Other Comprehensive Loss	0	0	0	0	(1,402)	(1,402)
Net Contributions From Public Offering of Common Shares, $0.01 Par Value	22,276,303	223	219,539	0	0	219,762
Executive Common Shares	0	0	15	0	0	15
Costs Associated with Public Offering	0	0	(18,337)	0	0	(18,337)
Redemption of Common Shares	(3,841,599)	(38)	(35,850)	0	0	(35,888)
Adjustment to Record Non-Controlling Interest at Redemption Value	0	0	(121)	0	0	(121)
Distributions	0	0	0	(111,466)	0	(111,466)

Balance at September 30, 2012	249,390,337	$2,494	$2,203,812	$(476,498)	$(25,066)	$1,704,742

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2010	164,511,253	$1,645	$1,446,559	$(214,216)	$(11,686)	$1,222,302
Net Loss Attributable to Chambers Street Properties Shareholders	0	0	0	(14,414)	0	(14,414)
Other Comprehensive Loss	0	0	0	0	(9,871)	(9,871)
Net Contributions From Public Offering of Common Shares, $0.01 Par Value	46,784,125	468	465,345	0	0	465,813
Trustee Common Shares	3,000	0	28	0	0	28
Costs Associated with Public Offering	0	0	(47,943)	0	0	(47,943)
Redemption of Common Shares	(2,786,617)	(28)	(25,449)	0	0	(25,477)
Adjustment to Record Non-Controlling Interest at Redemption Value	0	0	(141)	0	0	(141)
Distributions	0	0	0	(82,343)	0	(82,343)

Balance at September 30, 2011	208,511,761	$2,085	$1,838,399	$(310,973)	$(21,557)	$1,507,954

See accompanying notes to condensed consolidated financial statements.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

Unless the context otherwise requires or indicates, references to “we,” “the Company” “our,” and “us” refer to the activities of and the assets and liabilities of the business and operations of Chambers Street Properties and its subsidiaries.

1. Organization and Nature of Business

Chambers Street Properties, formerly known as CB Richard Ellis Realty Trust, was formed on March 30, 2004 under the laws of the state of Maryland. Our operating partnership, CSP Operating Partnership, LP (“CSP OP”), formerly known as CBRE Operating Partnership, L.P., was formed in Delaware on March 30, 2004. We are CSP OP’s majority owner and sole general partner. We have elected to be taxed as a real estate investment trust (“REIT”) under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), beginning with the taxable period ended December 31, 2004. We invest in real estate properties, focusing primarily on office and industrial (primarily warehouse/distribution) properties, as well as other real estate-related assets.

We operate in an umbrella partnership REIT structure in which CSP OP owns, directly or indirectly, substantially all of the properties acquired on our behalf. For each interest in our common shares that we issue, an equal interest in the limited partnership units of CSP OP is issued to us in exchange for the cash proceeds from the issuance of the interest in our common shares. We currently own approximately 99.90% of the common partnership units of CSP OP. CBRE REIT Holdings, LLC (“REIT Holdings”), an affiliate of our former investment advisor, holds the remaining interest in CSP OP through 246,361 limited partnership units representing approximately a 0.10% ownership of the total limited partnership units. In exchange for services provided to us relating to our formation and subsequent operations, REIT Holdings also owns a Class B limited partnership interest (“Class B interest”).

On July 1, 2004, we commenced operations and issued 6,844,313 common shares of beneficial interest in connection with our initial capitalization. In addition, REIT Holdings purchased 29,937 limited partnership units in CSP OP as a limited partner. During October 2004, we issued an additional 123,449 common shares of beneficial interest to an unrelated third-party investor. On October 24, 2006, we commenced an initial public offering of up to $2,000,000,000 of our common shares, and from October 24, 2006 (effective date) through January 29, 2009 (close) we accepted subscriptions from 13,270 investors, issued 60,808,967 common shares including 1,487,943 common shares issued pursuant to our dividend reinvestment plan, and received $607,345,702 in gross proceeds. On January 30, 2009, we commenced a follow-on public offering of up to $3,000,000,000 of our common shares, and from January 30, 2009 (effective date) through January 30, 2012 (close) we accepted subscriptions from 49,990 investors, issued 190,672,251 common shares including 11,170,603 common shares issued pursuant to our dividend reinvestment plan, and received $1,901,137,211 in gross proceeds. On February 3, 2012, we filed a registration statement on Form S-3 to register 25,000,000 of our common shares for up to $237,500,000 pursuant to the amended and restated dividend reinvestment plan which we subsequently amended to reflect our name change from CB Richard Ellis Realty Trust to Chambers Street Properties.

Prior to July 1, 2012, all of our business activities were managed by CBRE Advisors LLC (the “former investment advisor”) pursuant to advisory agreements. The fourth amended and restated advisory agreement (the “Fourth Amended Advisory Agreement”) terminated according to its terms on June 30, 2012, and we transitioned to a self-managed company, in accordance with a plan determined by our Board of Trustees. Our executive officers are responsible for the management of our day-to-day operations, including the supervision of our employees and third-party service providers. Acquisitions and asset management activities are now performed by our employees, with certain services provided by third parties at market rates. In addition, effective July 1, 2012, we entered into a transitional services agreement (“Transitional Services Agreement”) with CSP OP and the former investment advisor pursuant to which the former investment advisor will, at our direction, provide certain operational and consulting services to the Company for a term ending on April 30, 2013.

See Note 11— “Investment Management and Other Fees to Related Parties” for a discussion of the Transitional Services Agreement.

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

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

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

In the opinion of management, all adjustments of a normal recurring nature considered necessary in all material respects to present fairly our financial position, results of our operations and cash flows as of and for the three and nine months ended September 30, 2012 have been made. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results of operations to be expected for the entire year.

Principles of Consolidation

Because we are the sole general partner and majority owner of CSP OP and have majority control over their management and major operating decisions, the accounts of CSP OP are consolidated in our financial statements. The interests of REIT Holdings are reflected in non-controlling interest in the accompanying consolidated financial statements. All inter-company accounts and transactions are eliminated in consolidation. CBRE Global Investors, L.L.C. (“CBRE Global Investors”), an affiliate of the former investment advisor, also owns an interest in us through its ownership of 243,229 common shares of beneficial interest at September 30, 2012 and December 31, 2011.

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

We carry our investments in CBRE Strategic Partners Asia, the Duke joint venture, Afton Ridge, the UK JV and the European JV using the equity method of accounting because we have the ability to exercise significant influence (but not control) over operating and financial policies of each such entity.

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

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

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

Consolidated Variable Interest Entities

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-17, “Consolidations” (“Topic 810”): “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This ASU incorporates the Statement of Financial Accounting Standards (SFAS) No. 167, “Amendments to FASB Interpretation No. 46(R),” issued by the FASB in June 2009. The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact such entity’s economic performance and (i) the obligation to absorb losses of such entity or (ii) the right to receive benefits from such entity. ASU 2009-17 also requires additional disclosures about a reporting entity’s involvement in variable interest entities, which enhances the information provided to users of financial statements.

In October 2011, one of our consolidated subsidiaries, RT Atwater Holding, LLC, entered into a real estate development venture with a subsidiary of the Trammel Crow Company (“TCC”), a wholly-owned subsidiary of CBRE Group, Inc., a former related party of ours, whereby we own 95% of the newly formed entity and TCC owns the remaining 5% of the entity. The new entity, RT/TC Atwater, LP (“Atwater”), was formed for the purpose of developing and then operating a build-to-suit suburban office and research facility for a single tenant that has agreed to a minimum lease term of 12 years starting from the completion of construction of the facility. Through the provisions of the Atwater, LP agreement, we and TCC collectively have the power to direct the activities that most significantly impact the economic performance of Atwater. Atwater was deemed a variable interest entity and we were the entity within the related party group determined to be most closely associated with Atwater. We began to consolidate the entity at its inception in October 2011.

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

Atwater’s construction in progress and other assets, including the initial land acquired by Atwater in October 2011, was $66,354,000 and $17,233,000 at September 30, 2012 and December 31, 2011. The assets of the entity are the sole collateral for the other liabilities of the entity. For the three and nine months ended September 30, 2012 and 2011, there were no revenues and operating expenses relating to the operating activities of the entity. All activity of the entity has been strictly geared toward the development of the property. The Atwater cash balance was $5,939,000 at September 30, 2012. The capital account of TCC is included in non-controlling interest—variable interest entity on the accompanying consolidated balance sheets at September 30, 2012 and December 31, 2011, respectively.

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

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

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

Cash Equivalents

We consider short-term investments with maturities of three months or less when purchased to be cash equivalents. As of September 30, 2012 and December 31, 2011, cash equivalents consisted primarily of investments in money market funds.

Restricted Cash

Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of September 30, 2012 and December 31, 2011, our restricted cash balance was $9,483,000 and $7,216,000, respectively, which represents amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by our agreements with our lenders.

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

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

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

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred. As of September 30, 2012 and December 31, 2011, we owned on a consolidated basis 78 and 77 real estate investments, respectively.

On March 20, 2012, we acquired 2400 Dralle Road, a single tenant warehouse/distribution building located in University Park, Illinois, a suburb of Chicago. The purchase price was $64,250,000.

On August 16, 2012, we acquired Midwest Commerce Center I, a single tenant warehouse/distribution building located in Gardner, Kansas, a suburb of Kansas City. The purchase price was $62,950,000.

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

No impairment of long-lived assets was recognized during the nine months ended September 30, 2012 and 2011.

Other Assets

Other assets include the following as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Prepaid insurance	$2,408	$401
Prepaid real estate taxes	309	184
Other	642	1,391

Total	$3,359	$1,976

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

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

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

Non-Controlling Interest Operating Partnership Units

We owned a 99.90%, 99.89% and 99.88% partnership interest in CSP OP as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively. The remaining 0.10%, 0.11% and 0.12% partnership interest as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively, was owned by REIT Holdings in the form of 246,361 non-controlling operating partnership units which are exchangeable on a one for one basis for common shares of the Company, with an estimated aggregate redemption value of $2,464,000.

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

In allocating the purchase consideration of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases; and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the remaining non-cancelable term of the lease and, for below-market leases, over a period equal to the initial term plus any below-market fixed-rate renewal periods. The capitalized below-market lease values, also referred to as acquired lease obligations, are amortized as an increase to rental income over the initial terms of the respective leases and any below-market fixed-rate renewal periods. The capitalized above-market lease values are amortized as a decrease to rental income over the initial terms of the prospective leases.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

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

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable year ended December 31, 2004. To qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) as defined in the Internal Revenue Code, to our shareholders and satisfy certain other organizational and operating requirements. We generally will not be subject to U.S. federal income taxes if we distribute 100% of our net taxable income each year to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to U.S. federal income taxes and excise taxes on our undistributed taxable income. Except as discussed below, we believe that we have met all of the REIT distribution and technical requirements for the nine months ended September 30, 2012 and the year ended December 31, 2011. We intend to continue to adhere to these requirements and maintain our REIT qualification.

In order for distributions to be deductible for U.S. federal income tax purposes and count towards our distribution requirement, they must not be “preferential dividends.” A distribution will not be treated as preferential if it is pro rata among all outstanding shares of stock within a particular class. IRS guidance, however, allows a REIT to offer shareholders participating in its dividend reinvestment program (“DRIP”) up to a 5% discount on shares purchased through the DRIP without treating such reinvested dividends as preferential. Our DRIP offers a 5% discount. In 2007, 2008 and the first two quarters of 2009, common shares issued pursuant to our DRIP were treated as issued as of the first day following the close of the quarter for which the distributions were declared, and not on the date that the cash distributions were paid to shareholders not participating in our DRIP. Because we declare dividends on a daily basis, which includes common shares issued pursuant to our DRIP, the IRS could take the position that distributions paid by us during these periods were preferential on the grounds that the discount provided to DRIP participants effectively exceeded the authorized 5% discount or, alternatively, that the overall distributions were not pro rata among all shareholders. In addition, in the years 2007 through 2009 we paid certain individual retirement account (“IRA”) custodial fees with respect to IRA accounts that invested in our common shares. The payment of those fees could have been treated as dividend distributions to the IRAs, and therefore as preferential dividends because those fees were not paid with respect to our other outstanding common shares. Although we believe that the effect of the operation of our DRIP and the payment of such fees was immaterial, the REIT rules do not provide an exception for de minimis preferential dividends.

We submitted a request to the IRS for a closing agreement under which the IRS would grant us relief with respect to payments we made to shareholders under our DRIP and in respect of certain custodial fees we paid on behalf of some of our IRA shareholders, in each case, which payments could be treated as preferential dividends under the rules applicable to REITs. On July 8, 2011, we and our former investment advisor entered into a closing agreement with the IRS pursuant to which (i) the IRS agreed not to challenge our dividends as preferential for its taxable years 2007, 2008 and 2009 as a result of the matters described above, and (ii) our former investment advisor paid a compliance fee of approximately $135,000 to the IRS. In accordance with the terms of the closing

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

agreement, neither we, nor any of our subsidiaries have directly or indirectly reimbursed or will directly or indirectly reimburse the former investment advisor for its payment of this compliance fee. We expect to remain in compliance with the terms of the closing agreement, but any inadvertent non-compliance with such terms could result in adverse consequences for us. As a result of the closing agreement, we have met our distribution requirements for our taxable years ended December 31, 2007, 2008 and 2009.

Revenue Recognition and Valuation of Receivables

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $17,810,000 and $16,714,000 as security for such leases at September 30, 2012 and December 31, 2011, respectively.

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

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $656,000 and $821,000 as of September 30, 2012 and December 31, 2011, respectively.

Offering Costs

Offering costs totaling $18,337,000 and $47,943,000 were incurred during the nine months ended September 30, 2012 and 2011, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Offering costs incurred through September 30, 2012 totaled $237,676,000. Of the total amount, $217,959,000 was incurred to CNL Securities Corp., as the former dealer manager of our public offerings (the “former dealer manager”); $3,969,000 was incurred to CBRE Group, Inc., an affiliate of the former investment advisor; $912,000 was incurred to the former investment advisor for reimbursable marketing costs and $14,836,000 was incurred to other service providers. Each party was paid the amount incurred from proceeds of our public offering. As of September 30, 2012 and December 31, 2011, the accrued offering costs payable to related parties included in our consolidated balance sheets were $0 and $1,974,000, respectively. Offering costs payable to unrelated parties of $0 and $133,000 at September 30, 2012 and December 31, 2011, respectively, were included in accounts payable and accrued expenses.

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

The carrying value of our United Kingdom assets and liabilities fluctuate due to changes in the exchange rate between the USD and the GBP. The exchange rate of the USD to the GBP was $1.6147 and $1.5535 at September 30, 2012 and December 31, 2011, respectively. The profit and loss weighted average exchange rate of the USD to the GBP was approximately $1.5755 and $1.6243 for the three months ended September 30, 2012 and 2011, respectively; and $1.5790 and $1.6193 for the nine months ended September 30, 2012 and 2011, respectively.

The carrying value of our European assets and liabilities fluctuate due to changes in the exchange rate between the USD and the EUR. The exchange rate of the USD to the EUR was $1.2844 and $1.2945 at September 30, 2012 and December 31, 2011. The profit and loss weighted average exchange rate of the USD to the EUR was approximately $1.2510 and $1.4425 for the three months ended September 30, 2012 and 2011, respectively; and $1.2859 and $1.4154 for the nine months ended September 30, 2012 and 2011, respectively.

Class B Interest—Related Party

Effective July 1, 2004, REIT Holdings, an affiliate of the former investment advisor, was granted a Class B interest in CSP OP. The Class B interest is an equity instrument that was issued in exchange for services provided to us relating to our formation and subsequent operations. The holder is entitled to receive distributions made by CSP OP in an amount equal to 15% of all net sales proceeds on dispositions of properties or other assets (including by liquidation, merger or otherwise) after the other partners, including us, have received in the aggregate, cumulative distributions from property income, sales proceeds or other services equal to (i) the total capital contributions made to CSP OP and (ii) a 7% annual, uncompounded return on such capital contributions.

Effective May 1, 2012, we entered into the Third Amended Partnership Agreement which revised the redemption rights of the Class B interest. Accordingly, the Class B interest may be redeemed upon the earliest to occur of (i) the exercise by the holder of the Class B interest of its right to require CSP OP to redeem its interest, which right continues for five years from the date of the agreement, (ii) the fifth anniversary of the date of the agreement, (iii) certain other liquidity events, (iv) a merger or sale transaction (a “Merger or Sale”), or (v) our common shares becoming listed or admitted to trading on a national securities exchange or designated for quotation on the NASDAQ Global Select Market or the NASDAQ Global Market (a “Listing”). CSP OP may reject a redemption and institute a blackout period with respect to redemptions upon the determination by our Board of Trustees that an appraisal process would not be in the best interest of CSP OP at the time of the proposed redemption. A blackout period may only be imposed as the result of a potential Merger or Sale or potential Listing. The consideration received for the redemption of the Class B interest will depend upon the event triggering the redemption. In the event of a redemption in connection with (a) a Listing, the consideration will be determined based on the market value of our shares for a 30 day period beginning 150 days after the Listing, or (b) a Merger or Sale, the consideration will be determined based on our aggregate share value in the transaction. In the event of a redemption as a result of (a) the exercise by the holder of the Class B interest of its redemption right, (b) the fifth anniversary of the date of the agreement or (c) certain other liquidity events, the consideration will be determined based on an appraisal process. As a result, future changes in the fair value of the Class B interest will be deferred from recognition in the financial statements until a Listing or Merger or Sale transaction takes place.

As a result of the modification of the terms of the Class B interest pursuant to the Third Amended Partnership Agreement, it was no longer required that the Class B interest be redeemed or forfeited upon a termination of the former investment advisor as investment advisor to the Company. Consequently, we recognized expense of $200,000 during the nine months ended September 30, 2012 for the current economic fair value resulting from the modification of the terms of the Class B interest.

With respect to the Class B interest in CSP OP, FASB ASC 480-10 “Distinguishing Liabilities from Equity” requires non-controlling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer to be further evaluated under the Codification Sub-Topic “Derivatives and Hedging—Conditions Necessary for Equity Classification” (“FASB ASC 815-40-25-10”) to determine whether permanent equity or temporary equity classification on the balance sheet is appropriate. Since the Class B interest contains such a provision, we evaluated this guidance and determined that the Class B interest does not meet the requirements to qualify for equity presentation. As a result, the Class B interest in CSP OP is presented in the temporary equity section of the consolidated balance sheets and reported at fair value, with period to period changes in value reported as an adjustment to shareholder’s equity. Under the terms of the Third Amended Partnership Agreement, the fair value of the Class B Interest is determined as an amount equal to the redemption value as defined therein.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

Transition Costs

We incurred certain costs in connection with our transition from being an externally managed company to a self-managed company (“Transition Costs”). These Transition Costs consist of legal, consulting and other third-party service provider costs incurred by us in order to execute on our Board of Trustees’ decision to become a self-managed company. The Transition Costs include legal and consulting costs resulting from the amendment of our management structure and various corporate relationships, including with respect to our relations with the former investment advisor, as well as exploring and implementing strategic alternatives for information technology, office space and personnel needs, among other expenses. Transition costs totaling $6,216,000 and $8,152,000 were incurred during the three and nine months ended September 30, 2012, respectively.

Earnings Per Share Attributable to Chambers Street Properties

Basic net income (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding during each period. The computation of diluted net income (loss) further assumes the dilutive effect of stock options, stock warrants and contingently issuable shares, if any. We have recorded a net loss for the three and nine months ended September 30, 2012 and 2011, respectively, the effect of share awards, stock warrants and contingently issuable shares, would be anti–dilutive for the three and nine months ended September 30, 2012 and 2011, and accordingly, they are excluded from the earnings per share computation. As a result, there is no difference in basic and diluted shares in either period presented.

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

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

¡	Asset retirement obligations initially measured under the ASC Topic “Asset Retirement and Environmental Obligations” (“FASB ASC 410”).

Share-based Compensation

For share-based awards for which there is no pre-established performance period, we recognize compensation costs over the service vesting period, which represents the requisite service period, on a straight-line basis.

For share-based awards in which the performance period precedes the grant date, we recognize compensation costs over the requisite service period, which includes both the performance and service vesting periods, using the accelerated attribution expense method. The requisite service period begins on the date the Compensation Committee of the Board of Trustees authorizes the award and adopts any relevant performance measures.

During the performance period for a share-based award program, we estimate the total compensation cost of the potential future awards. We then record compensation costs equal to the portion of the requisite service period that has elapsed through the end of the reporting period.

For share based awards granted by the Company, CSP OP issues a number of common units equal to the number of common shares ultimately granted by the Company in respect of such awards.

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

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

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

Other Accounting Standards Updates not effective until after November 2012 are not expected to have a significant effect on our consolidated financial position or results of operations.

3. Acquisition of Real Estate

The fair value of the real estate acquired is recorded to the acquired tangible assets, consisting of land, site improvements, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above and below-market leases and the value of in-place leases and tenant relationships, if any, based in each case on their respective fair values. Loan premiums, in the case of above-market rate loans, or loan discounts, in the case of below-market loans, will be recorded based on the fair value of any loans assumed in connection with acquiring the real estate. Above-market ground leases will be recorded based on the respective fair value of the ground leases.

The fair value of the real estate assets acquired during the nine months ended September 30, 2012 (in thousands):

Property	Land	Site Improvements	Building Improvements	Tenant Improvements	Acquired In- Place Lease Value	Above- Market Lease Value	Net Assets Acquired
2400 Dralle Road	$11,706	$4,732	$38,175	$912	$6,645	$2,080	$64,250
Midwest Commerce Center I(1)	6,861	8,610	39,750	614	5,995	1,120	62,950

	$18,567	$13,342	$77,925	$1,526	$12,640	$3,200	$127,200

(1)	Fair value determinations are preliminary. Final valuations of assets acquired are not yet complete.

Acquisition related expenses of $1,099,000 and $1,044,000, $2,508,000 and $12,537,000 associated with the acquisitions of real estate were expensed as incurred during the three and nine months ended September 30, 2012 and 2011, respectively.

Building Improvements are depreciated over 39 years; Site Improvements are depreciated over 15 and 25 years; Tenant Improvements, Acquired In-Place Lease Value, Above-Market Lease Value and Below-Market Lease Value are amortized over the remaining lease terms at the time of acquisition. The 2400 Dralle Road and Midwest Commerce Center I properties are included in the Domestic/Industrial segment and their operations contributed to a $1,710,000 and $2,973,000 increase in segment income for the three and nine months ended September 30, 2012, respectively.

Unaudited pro forma results, assuming the above noted acquisitions had occurred as of January 1, 2011 for purposes of the 2012 acquisitions and assuming our 2011 acquisitions had occurred as of January 1, 2010 for purposes of presenting the 2012 and 2011 pro forma disclosures, respectively, are presented below. Non-recurring acquisition costs of $2,508,000 and of $12,537,000 were excluded from 2012 and 2011 pro forma results and included in the nine months ended September 30, 2011 and 2010 pro forma results, respectively, as an operating expense. These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as increased depreciation and amortization expenses as a result of tangible and intangible assets acquired in the acquisitions. These unaudited pro forma results do not purport to be indicative of what operating results would have been had the acquisitions actually occurred on January 1, 2011 or 2010, respectively, and may not be indicative of future operating results (dollars in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$47,845	$44,056	$138,892	$128,220
Operating Loss	(11,423)	(5,350)	(16,718)	(24,121)
Net Loss	(12,060)	(4,337)	(14,187)	(18,738)
Basic and Diluted Loss Per Share	$(0.05)	$(0.02)	$(0.06)	$(0.10)
Weighted Average Shares Outstanding for Basic and Diluted Loss	249,173,577	199,398,630	247,718,798	183,098,748

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

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

There were no real estate and other assets held for sale and related liabilities as of September 30, 2012 and December 31, 2011.

In accordance with ASC 205-20 Presentation of Financial Statement-Discontinued Operation, the income and the net gain on dispositions of operating properties are reflected in the consolidated statements of operations as discontinued operations for all periods presented.

For the nine months ended September 30, 2012, the Company recognized a loss from discontinued operations of $415,000 associated with the disposition of the Cherokee Corporate Park property on July 9, 2012.

Revenues and expenses from discontinued operations for the three and nine months ended September 30, 2011 represent the activities of the held for sale portfolio of warehouse distribution buildings acquired during the year ended December 31, 2010. On August 12, 2011, we sold the Rickenbacker II and Rickenbacker III properties located in Groveport, OH for approximately $22,639,000.

Discontinued operations for the three and nine months ended September 30, 2011 (in thousands):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Revenues:
Rental	$193	$878
Tenant Reimbursement	48	194

Total Revenues.	241	1,072
Expenses:
Operating and Maintenance	51	297
Property Taxes	16	89
General and Administrative	0	21
Investment Management Fee to Related Party	19	96

Total Expenses	86	503

Provision for Income Taxes in Discontinued Operations	173	192
Net Realized Gain from Sale	426	301

Total Income from Discontinued Operations	$408	$678

5. Investments in Unconsolidated Entities

Investments in unconsolidated entities at September 30, 2012 and December 31, 2011 consist of the following (in thousands):

	September 30, 2012	December 31, 2011
CBRE Strategic Partners Asia	$7,779	$8,381
Duke Joint Venture	350,896	377,145
Afton Ridge Joint Venture	17,405	18,274
UK JV	37,543	26,590
European JV	74,373	107,241

	$487,996	$537,631

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

The following is a summary of the investments in unconsolidated entities for the nine months ended September 30, 2012 and the year ended December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Investment Balance, January 1	$537,631	$410,062
Contributions	12,793	149,132
Company’s Equity in Net Income (including adjustments for basis differences)	2,556	3,590
Other Comprehensive Loss of Unconsolidated Entities	(2,014)	(1,487)
Distributions	(62,970)	(23,666)

Investment Balance, End of Period	$487,996	$537,631

CBRE Strategic Partners Asia

We have agreed to a capital commitment of $20,000,000 in CBRE Strategic Partners Asia, which extended for 57 months (to October 31, 2012) after the close of the final capital commitment. As of September 30, 2012, we have contributed $17,526,000 of our capital commitment which was funded using net proceeds from our public offerings. CBRE Global Investors formed CBRE Strategic Partners Asia to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in Asia, including China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. The initial closing date of CBRE Strategic Partners Asia was in July 2007, with additional commitments being accepted through January 2008. CBRE Strategic Partners Asia closed on January 31, 2008, with aggregate capital commitments of $394,203,000. CBRE Strategic Partners Asia has an eight-year term, which may be extended for up to two one-year periods with the approval of two-thirds of the limited partners.

As of September 30, 2012, CBRE Strategic Partners Asia, with its parallel fund, CB Richard Ellis Strategic Asia II, L.P., had aggregate investor commitments of $394,203,000 from institutional investors including CBRE Global Investors, an affiliate of the former investment advisor. We own an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. As of September 30, 2012, CBRE Strategic Partners Asia had acquired ownership interests in ten properties, five in China and five in Japan. Two of the five ownership interests in China were sold in 2010 and one was sold in 2012.

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

Consolidated Balance Sheets of CBRE Strategic Partners Asia as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Assets
Real Estate	$159,433	$215,948
Other Assets	54,262	11,545

Total Assets	$213,695	$227,493

Liabilities and Equity
Notes Payable	$44,329	$45,466
Other Liabilities	12,930	13,948

Total Liabilities	57,259	59,414

Company’s Equity	7,779	8,383
Other Investors’ Equity	148,657	159,696

Total Liabilities and Equity	$213,695	$227,493

Consolidated Statements of Operations of CBRE Strategic Partners Asia for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total Revenues and Appreciation (Depreciation)	$1,930	$(2,184)	$(1,142)	$(5,740)
Total Expenses	1,096	1,410	3,201	5,249

Net (Loss) Income	834	(3,594)	(4,343)	(10,989)

Company’s Equity in Net (Loss) Income	$38	$(210)	$(234)	$(603)

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

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

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

On August 25, 2011, the Duke joint venture closed on two loans with Principal Life Insurance Company totaling approximately $25,000,000 ($20,000,000 at our 80% pro rata share of the Duke joint venture). The loans are secured by the Sam Houston Crossing I and McAuley Place properties. The loans represent a 41.3% loan-to-cost on the $60,500,000 total allocated acquisition costs of the properties. The loan secured by the Sam Houston Crossing I property has an interest rate of 4.42%, a ten-year term and a 30-year amortization schedule. The loan secured by the McAuley Place property has an interest rate of 3.98%, a seven-year term and a 25-year amortization schedule. Principal and interest payments are due monthly on the loans. Upon closing, the Duke joint venture paid down approximately $25,000,000 of the $179,482,000 remaining balance of the Term Loan reducing its outstanding balance as of August 25, 2011 to approximately $154,482,000.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

On September 12, 2011, the Duke joint venture closed on five loans with John Hancock Life Insurance Company (U.S.A.) totaling approximately $156,250,000 ($125,000,000 at our 80% pro rata share of the Duke joint venture). The loans are secured by the 533 Maryville Centre, 555 Maryville Centre, The Landings I, The Landings II, Norman Pointe I, Norman Pointe II, Weston Pointe I, Weston Pointe II, Weston Pointe III, Weston Pointe IV and Regency Creek properties. The loans have a fixed interest rate of 5.24%, a ten-year term and a 30-year amortization schedule. The loans may not be prepaid during the first two years of their terms, but thereafter may be fully prepaid subject to yield maintenance. Principal and interest payments are due monthly on the loans. Upon closing, the Duke joint venture paid down the remaining approximately $154,482,000 balance of the Term Loan.

As of September 30, 2012, the Duke joint venture had purchased approximately $1,023,000,000 of assets, exclusive of acquisition fees and closing costs, and held interests in 37 properties, 10 located in Florida, eight located in Ohio, four each located in North Carolina and Texas, two each located in Arizona, Illinois, Indiana, Minnesota and Missouri and one located in Tennessee.

The following table provides further detailed information concerning the properties held in the Duke joint venture at September 30, 2012:

Property and Market	Property Type	Net Rentable Square Feet	Primary Tenants	Lease Expiration	Approximate Purchase Price(1)	Pro Rata Share of Approximate Purchase Price(2)	Approximate Debt Financing(3)	Acquisition Fees(4)

Buckeye Logistics Center, Phoenix, AZ	Warehouse/ Distribution	1,009,351	Amazon.com(6)	09/2021	$65,131,000	$52,104,800	$20,000,000	$349,000

201 Sunridge Blvd., Dallas, TX	Warehouse/ Distribution	822,550	Unilever(5)	09/2018	31,626,000	25,300,800	19,400,000	253,000

12200 President’s Court, Jacksonville, FL	Warehouse/ Distribution	772,210	Unilever(5)	09/2018	36,956,000	29,564,800	21,600,000	296,000

AllPoints at Anson Bldg. 1, Indianapolis, IN	Warehouse/ Distribution	1,036,573	Amazon.com(6)	04/2021	52,819,000	42,255,200	17,000,000	267,000

Aspen Corporate Center 500, Nashville, TN	Office	180,147	Verizon Wireless(7)	10/2018	36,989,000	29,591,200	21,200,000	297,000

125 Enterprise Parkway, Columbus, OH	Warehouse/ Distribution	1,142,400	Kellogg’s	03/2019	47,905,000	38,324,000	26,800,000	383,000

AllPoints Midwest Bldg. 1, Indianapolis, IN	Warehouse/ Distribution	1,200,420	Prime Distribution	05/2019	51,800,000	41,440,000	24,000,000	414,000

22535 Colonial Pkwy., Houston, TX	Office	89,750	Det Norske Veritas	06/2019	14,700,000	11,760,000	8,245,000	176,000

Celebration Office Center III, Orlando, FL	Office	100,924	Disney Vacation Development	04/2016	17,050,000	13,640,000	9,215,000	205,000

Fairfield Distribution Ctr. IX, Tampa, FL	Warehouse/ Distribution	136,212	Iron Mountain	08/2025	9,300,000	7,440,000	4,579,000	112,000

Northpoint III, Orlando, FL	Office	108,499	Florida Power Corporation	10/2021	18,240,000	14,592,000	10,670,000	219,000

Goodyear Crossing Ind. Pk II, Phoenix, AZ	Warehouse/ Distribution	820,384	Amazon.com(6)	09/2019	45,645,000	36,516,000	20,370,000	548,000

3900 N. Paramount Pkwy., Raleigh, NC	Office	100,987	PPD Development	11/2023	13,969,000	11,175,200	8,003,000	168,000

3900 S. Paramount Pkwy., Raleigh, NC	Office	119,170	PPD Development/ LSSI	11/2023 10/2015	16,319,000	13,055,200	8,003,000	196,000

1400 Perimeter Park Drive, Raleigh, NC	Office	44,916	PPD Development	11/2023	4,962,000	3,969,600	2,425,000	60,000

Miramar I, Miami, FL(8)	Office	94,060	DeVry	06/2021	17,056,000	13,644,800	9,506,000	0

Miramar II, Miami, FL(8)	Office	128,540	Royal Caribbean	05/2016	26,124,000	20,899,200	12,804,000	0

McAuley Place, Cincinnati, OH	Office	190,096	Mercy Health Partners of South West Ohio(9)(10)	08/2023	35,000,000	28,000,000	13,666,000	420,000

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

Property and Market	Property Type	Net Rentable Square Feet	Primary Tenants	Lease Expiration	Approximate Purchase Price(1)	Pro Rata Share of Approximate Purchase Price(2)	Approximate Debt Financing(3)	Acquisition Fees(4)

Easton III, Columbus, OH	Office	135,485	Lane Bryant(9)(11)	01/2019	18,000,000	14,400,000	6,699,000	216,000

Point West I, Dallas, TX	Office	182,700	American Home Mortgage Services, Inc(9)(12)	12/2016	29,500,000	23,600,000	11,448,000	354,000

Sam Houston Crossing I, Houston, TX	Office	159,175	AMEC Paragon, Inc.(9)(13)	05/2018	25,500,000	20,400,000	10,820,000	306,000

Regency Creek I, Raleigh, NC	Office	122,087	ABB, Inc.(9)(14)	08/2017	22,500,000	18,000,000	11,105,000	270,000

533 Maryville Centre, St. Louis, MO	Office	125,296	Eveready Battery Company, Inc.(9)(15)	04/2021	23,878,000	19,102,400	13,320,000	287,000

555 Maryville Centre, St. Louis, MO	Office	127,082	Eveready Battery Company, Inc.(9)(15)	04/2021	19,472,000	15,577,600	10,863,000	234,000

Norman Pointe I, Minneapolis, MN	Office	212,722	NCS Pearson, Inc.(9)(16)	05/2017	42,600,000	34,080,000	20,907,000	511,200

Norman Pointe II, Minneapolis MN	Office	324,296	General Services Administration(9)(17)	05/2016	46,900,000	37,520,000	23,018,000	562,800

			Hartford Fire Insurance Co(9)(18)	06/2013

The Landings I, Cincinnati, OH	Office	175,695	Citicorp North America(9)(19)	01/2022	29,659,500	23,727,600	15,734,000	355,914

The Landings II, Cincinnati, OH	Office	175,076	Multi-Tenant	—	26,160,500	20,928,400	13,878,000	313,926

One Easton Oval, Columbus, OH	Office	125,031	Multi-Tenant	—	11,911,000	9,528,800	0	142,932

Two Easton Oval, Columbus, OH	Office	128,674	Multi-Tenant	—	12,744,000	10,195,200	0	152,928

Weston Pointe I, Ft. Lauderdale, FL	Office	97,579	Multi-Tenant	—	19,384,250	15,507,400	9,304,000	232,611

Weston Pointe II, Ft. Lauderdale, FL	Office	97,180	Multi-Tenant	—	23,375,950	18,700,760	11,220,000	280,511

Weston Pointe III, Ft, Lauderdale, FL	Office	97,178	American Intercontinental University(9)(20)	09/2015	23,583,550	18,866,840	11,320,000	283,002

Weston Pointe IV, Ft. Lauderdale, FL	Office	96,175	General Services Administration(9)(17)	04/2019	28,256,250	22,605,000	13,562,000	339,075

One Conway Park, Chicago, IL	Office	105,000	Multi-Tenant	—	15,400,000	12,320,000	0	184,800

West Lake at Conway, Chicago, IL	Office	98,304	Multi-Tenant	—	17,575,000	14,060,000	9,549,000	210,900

Atrium I, Columbus, OH	Office	315,102	Nationwide Mutual Insurance Co(9)(21)(22)	05/2019	45,250,000	36,200,000	23,686,000	543,000

					$1,023,241,000	$818,592,800	$473,919,000	$10,143,599

(1)

Approximate total purchase price including the AllPoints at Anson Bldg. 1 and Buckeye Logistics Center expansion costs, exclusive of closing costs, paid by the Duke joint venture for each of these properties.

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

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

Consolidated Balance Sheet of the Duke joint venture as of September 30, 2012 (in thousands):

	September 30, 2012	REIT Basis Adjustments(1)	Total
Assets
Real Estate Net	$786,278	$1,950	$788,228
Other Assets	152,951	0	152,951

Total Assets	$939,229	$1,950	$941,179

Liabilities and Equity
Notes Payable	$473,919	$0	$473,919
Other Liabilities	29,128	0	29,128

Total Liabilities	503,047	0	503,047

Company’s Equity	348,946	1,950	350,896
Other Investor’s Equity	87,236	0	87,236

Total Liabilities and Equity	$939,229	$1,950	$941,179

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

Consolidated Statement of Operations of the Duke joint venture for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total Revenues	$31,271	$30,625	$93,551	$80,570
Operating Expenses	10,621	10,166	31,234	26,152
Interest	6,125	6,022	18,429	15,230
Depreciation and Amortization	14,909	14,313	44,700	36,150

Net (Loss) Income	$(384)	$124	$(812)	$3,038

Company’s Share in Net Income	$(307)	$99	$(649)	$2,430
Adjustments for REIT Basis	(34)	(30)	(102)	(88)

Company’s Equity in Net (Loss) Income	$(341)	$69	$(751)	$2,342

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

Consolidated Balance Sheet of Afton Ridge as of September 30, 2012 (in thousands):

	September 30, 2012	REIT Basis Adjustments(1)	Total
Assets
Real Estate Net	$43,835	$570	$44,405
Other Assets	3,097	0	3,097

Total Assets	$46,932	$570	$47,502

Liabilities and Equity
Note Payable	$25,500	$0	$25,500
Other Liabilities	2,726	0	2,726

Total Liabilities	28,226	0	28,226

Company’s Equity	16,835	570	17,405
Other Investor’s Equity	1,871	0	1,871

Total Liabilities and Equity	$46,932	$570	$47,502

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

Consolidated Statements of Operations of Afton Ridge for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total Revenues	$1,219	$1,258	$3,869	$3,904
Operating Expenses	286	335	990	1,048
Interest	376	376	1,128	1,128
Depreciation and Amortization	446	462	1,369	1,377

Net Income	$111	$85	$382	$351

Company’s Share in Net Income	$100	$77	$344	$316
Adjustments for REIT Basis	(5)	(5)	(14)	(14)

Company’s Equity in Net Income	$95	$72	$330	$302

UK JV and European JV

On June 10, 2010, we entered into two joint ventures with subsidiaries of the Goodman Group (ASX: GMG), or Goodman, one of which seeks to invest in logistics focused warehouse/distribution properties in the United Kingdom, or the UK JV, and the other which seeks to invest in logistics focused warehouse/distribution properties in France, Belgium, the Netherlands, Luxembourg and Germany, or the European JV. We own an 80% interest in each joint venture and Goodman owns a 20% interest in each joint venture. The terms of each joint venture are described in more detail below.

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

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

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

Consolidated Balance Sheets of UK JV as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Assets
Real Estate Net	$46,047	$32,545
Other Assets	2,755	1,788

Total Assets	$48,802	$34,333

Liabilities and Equity
Other Liabilities	$1,874	$1,095

Total Liabilities	1,874	1,095

Company’s Equity	37,543	26,590
Other Investor’s Equity	9,385	6,648

Total Liabilities and Equity	$48,802	$34,333

Consolidated Statements of Operations of UK JV for the three and nine months ended September 30, 2012 and 2011 (in thousands);

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total Revenues	$1,159	$860	$3,139	$2,514
Operating Expenses	231	166	1,135	338
Depreciation and Amortization	494	359	1,343	1,075

Net Income	$434	$335	$661	$1,101

Company’s Equity in Net Income	$347	$268	$529	$881

European JV

The shareholders’ agreement pertaining to the European JV is by and among RT Princeton CE Holdings, LLC (our wholly-owned subsidiary), Goodman Europe Development Trust acting by its trustee Goodman Europe Development Pty Ltd. and Goodman Princeton Holdings (LUX) S.À.R.L., the European JV, for the purpose of acquiring and holding, either directly or indirectly, up to €400,000,000 in logistics focused warehouse/ distribution properties. On June 10, 2010, we initially funded the European JV with capital contributions of $26,802,000. The European JV acquired an initial portfolio of two properties, Düren and Schönberg, which were previously owned by a subsidiary of Goodman and which were purchased by the European JV simultaneously with the closing of the European JV.

On October 28, 2010, we contributed an additional capital contribution of $18,672,000 to the European JV to acquire Langenbach which was also previously owned by a subsidiary of Goodman.

On December 20, 2011, we made an additional capital contribution of $62,559,000 to the European JV to acquire Graben Distribution Center I and II which were previously owned by a subsidiary of Goodman.

On July 27, 2012, the European JV closed on a loan with Dekabank Deutsche Gironzentrale for approximately €31,100,000 (approximately $38,390,000 assuming an exchange rate of €1.00:$1.2344 at closing, or $30,712,000 at our 80% pro rata share),

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

exclusive of customary fees and expenses. The loan is secured by the European Joint Venture’s Graben Distribution Center I and Graben Distribution Center II properties. The loan is interest only, with a fixed interest rate of 2.39% per annum, and has a five-year term. The loan may be prepaid subject to customary prepayment fees and restrictions. Interest payments are due quarterly on the loan.

Property and Market	Year Built	Property Type	Tenant	Net Rentable Sq. Feet	Percentage Leased	Lease Expiration	Approximate Total Acquisition Cost (in thousands)
Düren, Rhine-Ruhr, Germany	2008	Warehouse/ Distribution	Metsä Tissue GmbH	391,494	100%	11/2013	$16,435
Schönberg, Hamburg, Germany	2009	Warehouse/ Distribution	LK Logistik GmbH	453,979	100%	5/2017	$17,274
Langenbach, Munich, Germany	2010	Warehouse/ Distribution	DSV Stuttgart GmbH & Co. KG	225,106	100%	7/2015	$23,216
Graben Distribution Center I, Munich, Germany	2011	Warehouse/ Distribution	Amazon Fulfillment GmbH	1,017,868	100%	4/2022	$68,703
Graben Distribution Center II, Munich, Germany	2011	Warehouse/ Distribution	Deutche Post Immobolien GmbH	73,367	100%	11/2021	$8,585

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

Consolidated Balance Sheets of European JV as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Assets
Real Estate Net	$126,478	$131,783
Other Assets	9,077	11,552

Total Assets	$135,555	$143,335

Liabilities and Equity
Notes Payable	$39,943	$9,284
Other Liabilities	2,645	0

Total Liabilities	42,588	9,284

Company’s Equity	74,373	107,241
Other Investor’s Equity	18,594	26,810

Total Liabilities and Equity	$135,555	$143,335

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

Consolidated Statements of Operations of European JV for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total Revenues	$2,845	$1,590	$8,704	$4,737
Operating Expenses	382	280	1,154	836
Interest	165	0	165	0
Depreciation and Amortization	1,313	796	4,032	2,352

Net Income	$985	$514	$3,353	$1,549

Company’s Equity in Net Income	$788	$411	$2,682	$1,238

6. Acquisition Related Intangible Assets And Liabilities

Our acquisition related intangible assets and liabilities are included in the consolidated balance sheets as acquired in-place lease value, acquired above-market lease value and acquired below-market lease value.

The following is a schedule of future amortization of acquisition related intangible assets and liabilities as of September 30, 2012 (in thousands):

	Assets		Liabilities
	Above-Market Lease Value	Acquired In-Place Lease Value	Below-Market Lease Value	Above-Market Ground Lease Obligations
2012 (Three months ending December 31, 2012)	$1,928	$6,967	$843	$18
2013	6,897	23,600	2,787	71
2014	5,376	21,174	2,688	71
2015	5,061	19,349	2,527	71
2016	2,169	15,205	2,505	71
2017	1,840	14,469	2,445	71
Thereafter	5,707	49,306	11,062	1,056

	$28,978	$150,070	$24,857	$1,429

The amortization of the above- and below-market lease values included in rental revenue was ($1,903,000) and $2,093,000, respectively, for the three months ended September 30, 2012, and ($1,845,000) and $1,128,000, respectively, for the three months ended September 30, 2011. The amortization of in-place lease value included in amortization expense was $7,420,000 and $6,761,000 for the three months ended September 30, 2012 and 2011, respectively. The amortization of above-market ground lease obligations was $18,000 and $0 for the three months ended September 30, 2012 and 2011, respectively.

The amortization of the above- and below-market lease values included in rental revenue was ($5,637,000) and $4,326,000, respectively, for the nine months ended September 30, 2012, and ($4,540,000) and $3,053,000, respectively, for the nine months ended September 30, 2011. The amortization of in-place lease value included in amortization expense was $21,544,000 and $17,055,000 for the nine months ended September 30, 2012 and 2011, respectively. The amortization of above-market ground lease obligations was $53,000 and $0 for the nine months ended September 30, 2012 and 2011, respectively.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

7. Debt

Notes Payable secured by real property are summarized as follows (in thousands):

	Interest Rate as of			Notes Payable as of
Property	September 30, 2012	December 31, 2011	Maturity Date	September 30, 2012	December 31, 2011
Deerfield Commons I.	5.23%	5.23%	December 1, 2015	$9,479	$9,587
Bolingbrook Point III	5.26	5.26	January 1, 2015	7,900	7,900
Fairforest Bldg. 5(1)	6.33	6.33	February 1, 2024	8,975	9,368
Fairforest Bldg. 6(1)	5.42	5.42	June 1, 2019	2,479	2,703
HJ Park—Bldg. 1(1)	4.98	4.98	March 1, 2013	150	369
North Rhett I(1)	5.65	5.65	August 1, 2019	2,929	3,547
North Rhett II(1)	5.20	5.20	October 1, 2020	1,869	2,005
North Rhett IV(1)	5.80	5.80	February 1, 2025	9,061	9,427
Mt Holly Bldg.(1)	5.20	5.20	October 1, 2020	1,869	2,006
Orangeburg Park Bldg.(1)	5.20	5.20	October 1, 2020	1,900	2,040
Kings Mountain I(1)	5.27	5.27	October 1, 2020	1,618	1,737
Kings Mountain II(1)	5.47	5.47	January 1, 2020	4,721	5,105
Union Cross Bldg. I(1)	5.50	5.50	July 1, 2021	2,397	2,552
Union Cross Bldg. II(1)	5.53	5.53	June 1, 2021	7,313	7,791
Thames Valley Five(2)(3)	6.42	6.42	May 30, 2013	9,107	8,762
Lakeside Office Center	6.03	6.03	September 1, 2015	8,890	8,973
Albion Mills Retail Park(2)(4)(5)	5.25	5.25	October 10, 2013	9,318	8,965
Avion Midrise III & IV(6)	5.52	5.52	April 1, 2014	20,582	20,920
12650 Ingenuity Drive(7)	5.62	5.62	October 1, 2014	12,376	12,677
Maskew Retail Park(2)(8)	5.68	5.68	August 10, 2014	22,566	21,710
One Wayside Road(9)	5.66	5.66	August 1, 2015	13,839	14,115
One Wayside Road(9)	5.92	5.92	August 1, 2015	11,536	11,743
100 Tice Blvd(10)	5.97	5.97	September 15, 2017	20,226	20,612
100 Tice Blvd(10)	5.97	5.97	September 15, 2017	20,226	20,611
Ten Parkway North	4.75	4.75	January 1, 2021	12,144	12,354
Pacific Corporate Park(11)	4.89	4.89	December 7, 2017	79,750	81,750
4701 Gold Spike Drive(12)	4.45	4.45	March 1, 2018	10,387	10,521
1985 International Way(12)	4.45	4.45	March 1, 2018	7,217	7,310
Summit Distribution Center(12)	4.45	4.45	March 1, 2018	6,535	6,619
3770 Deerpark Boulevard(12)	4.45	4.45	March 1, 2018	7,461	7,557
Tolleson Commerce Park II(12)	4.45	4.45	March 1, 2018	4,486	4,544
100 Kimball Drive(13)	5.25	5.25	March 1, 2021	32,023	32,521
70 Hudson Street(14)	5.65	5.65	April 11, 2016	118,440	119,740
90 Hudson Street(14)	5.66	5.66	May 1, 2019	106,959	107,918
Kings Mountain III(15)	4.47	4.47	July 1, 2018	11,401	11,595
Sabal Pavilion(16)	6.38	6.38	August 1, 2013	14,700	14,700

Notes Payable				622,829	632,354
Plus Premium				8,061	9,595
Less Discount				(2,297)	(2,838)
Less Albion Mills Retail Park Fair Value Adjustment				(110)	(190)

Notes Payable Net of Premium / Discount and Fair Value Adjustment				$628,483	$638,921

(1)

These notes payable were assumed from the seller of these properties on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount. The North Rhett III loan was paid off in full on November 22, 2011.

(2)	These loans are subject to certain financial covenants (interest coverage and loan to value).

(3)

We entered into an interest rate swap agreement that fixes the GBP-based LIBOR at 5.41% through its expiration on May 30, 2013, and therefore, including the mortgage note’s spread of 1.01% over GBP-based LIBOR, effectively fixed the mortgage note’s all-in interest rate at 6.42% per annum for its remaining term. The stated rates, not including the interest rate swap, on the mortgage note payable were 1.79% and 1.98% at September 30, 2012 and December 31, 2011, respectively, and were based on GBP LIBOR plus a spread of 1.01%.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

(4)

The Albion Mills Retail Park notes payable balance is presented at cost basis. This loan is carried on our balance sheet at fair value. See Note 17 “Fair Value of Financial Instruments and Investments.”

(5)

We entered into an interest rate swap agreement that fixes the GBP-based LIBOR at 3.94% through its expiration on October 10, 2013, and therefore, including the mortgage note’s spread of 1.31% over GBP-based LIBOR, effectively fixed the mortgage note’s all-in interest rate at 5.25% per annum for its remaining term. The stated rates, not including the interest rate swap, on the mortgage note payable were 2.09% and 2.28% at September 30, 2012 and December 31, 2011, respectively, and were based on GBP LIBOR plus a spread of 1.31%.

(6)	The loan was assumed from the seller of Avion Midrise III & IV on November 18, 2008 and was recorded at estimated fair value which includes the discount.

(7)	The loan was assumed from the seller of 12650 Ingenuity Drive on August 5, 2009 and was recorded at estimated fair value which includes the discount.

(8)

We entered into an interest rate swap agreement that fixes the GBP-based LIBOR at 3.42% through its expiration on August 10, 2014, and therefore, including the mortgage note’s spread of 2.26% over GBP-based LIBOR, effectively fixed the mortgage note’s all-in interest rate at 5.68% per annum for its remaining term. The stated rates, not including the interest rate swap, on the mortgage note payable were 3.04% and 3.23% at September 30, 2012 and December 31, 2011, respectively, and were based on GBP LIBOR plus a spread of 2.26%.

(9)	The two loans were assumed from the seller of One Wayside Road on June 24, 2010 and were recorded at estimated fair value which includes the premiums.

(10)	The two loans were assumed from the seller of 100 Tice Blvd. on September 28, 2010 and were recorded at estimated fair value which includes the premiums.

(11)

We entered into an interest rate swap agreement that fixes LIBOR at 2.69% through its expiration on December 7, 2017, and therefore, including the mortgage note’s spread of 2.26% over LIBOR, effectively fixed the mortgage note’s all-in interest rate at 4.98% per annum for its remaining term. The stated rates, not including the interest rate swap, on the mortgage note payable were 2.45% and 2.52% at September 30, 2012 and December 31, 2011, respectively, and were based on LIBOR plus a spread of 2.20%.

(12)	We entered into five loans totaling $37,000,000 on February 8, 2011 that are cross-collateralized by these properties.

(13)

We entered into an interest rate swap agreement that fixes LIBOR at 3.50% through its expiration on March 1, 2021, and therefore, including the mortgage note’s spread of 1.75% over LIBOR, effectively fixed the mortgage note’s all-in interest rate at 5.25% per annum for its remaining term. The stated rates, not including the interest rate swap, on the mortgage note payable were 1.98% and 2.02% at September 30, 2012 and December 31, 2011, respectively, and were based on LIBOR plus a spread of 1.75%.

(14)	The two loans were assumed from the seller of 70 Hudson Street and 90 Hudson Street, respectively, on April 11, 2011 and were recorded at estimated fair value which includes the premiums.

(15)

We entered into an interest rate swap agreement that fixes LIBOR at 2.47% through its expiration on July 1, 2018 and therefore, including the mortgage note’s spread of 2.00% over LIBOR, effectively fixed the mortgage note’s all-in interest rate at 4.47% per annum for its remaining term. The stated rates, not including the interest rate swap, on the mortgage note payable were 2.23% and 2.27% at September 30, 2012 and December 31, 2011, respectively, and were based on LIBOR plus a spread of 2.00%.

(16)

The loan was assumed from the seller of Sabal Pavilion on December 30, 2011 and was recorded at estimated fair value which includes the premium. The anticipated maturity date as presented represents the early prepayment option date prior to the automatic debt extension that would include an increase in the interest rate to 11.38% and extend until the loan is paid in full.

Notes Payable

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. One of the 13 loans, North Rhett III, was paid off in full on November 22, 2011. Principal payments totaling $3,367,000 were made during the nine months ended September 30, 2012. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

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

On May 30, 2008, we entered into a £7,500,000 financing arrangement with the Royal Bank of Scotland plc secured by the Thames Valley Five property. On July 27, 2010, we paid down the loan by £1,860,000 leaving a loan balance of £5,640,000 ($9,107,000 at September 30, 2012). The loan is for a term of five years (with a two year extension option) and bears interest at a variable rate adjusted quarterly, based on nine month GBP-based LIBOR plus 1.01%. On August 14, 2008, we entered into an interest rate swap agreement that fixed the GBP-based LIBOR at 5.41% for the loan’s remaining term and therefore effectively fixed the mortgage note’s all-in interest rate at 6.42% per annum for its remaining term. In conjunction with the loan paydown, we incurred a cost of £227,000 ($361,000 at August 3, 2010) to reduce the notional amount of the interest rate swap from £7,500,000 to £5,640,000. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On October 10, 2008, we entered into a £5,771,000 ($9,318,000 at September 30, 2012) financing agreement with the Royal Bank of Scotland plc secured by Albion Mills Retail Park property. The loan is for a term of five years and bears interest at a variable rate adjusted quarterly, based on three month GBP-based LIBOR plus 1.31%. On November 25, 2008, we entered into an interest rate swap agreement that fixed the GBP-based LIBOR at 3.94% and therefore effectively fixed the mortgage note’s all-in interest rate at 5.25% per annum for its remaining term. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On November 18, 2008, in connection with the acquisition of Avion Midrise III & IV, we assumed a $20,851,000 ($22,186,000 face value less discount of $1,335,000) fixed rate mortgage loan from Capmark Finance, Inc. that bears interest at a rate of 5.52% per annum and matures on April 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $338,000 were made during the nine months ended September 30, 2012.

On August 5, 2009, in connection with the acquisition of 12650 Ingenuity Drive, we assumed a $12,572,000 ($13,539,000 face value less a discount of $967,000) fixed-rate mortgage loan from PNC Bank, National Association that bears interest at a rate of 5.62% per annum and matures on October 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $300,000 were made during the nine months ended September 30, 2012.

On August 10, 2009, we entered into a £13,975,000 ($22,566,000 at September 30, 2012) financing agreement with the Abbey National Treasury Services plc secured by the Maskew Retail Park property. On September 24, 2009, we drew the full amount of the loan and concurrently entered into an interest rate swap agreement that fixed the GBP-based LIBOR at 3.42% and therefore effectively fixed the mortgage note’s all-in interest rate at 5.68% per annum for the its remaining term. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On June 24, 2010, we assumed two loans in connection with the acquisition of One Wayside Road: (i) a $14,888,000 ($14,633,000 at face value plus a premium of $255,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.66% and matures on August 1, 2015; and (ii) a $12,479,000 ($12,132,000 at face value plus a premium of $347,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.92% and matures on August 1, 2015. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $484,000 were made during the nine months ended September 30, 2012 on the two loans.

On September 28, 2010, we assumed two loans in connection with the acquisition of 100 Tice Blvd.: (i) a $23,136,000 ($21,218,000 at face value plus a premium of $1,918,000) fixed-rate loan from Principal Life Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017; (ii) a $23,136,000 ($21,217,000 at a face value plus a premium of $1,919,000) fixed rate mortgage from Hartford Life and Accidental Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $771,000 were made during the nine months ended September 30, 2012 on the two loans.

On December 7, 2010, we entered into a $85,000,000 secured term loan through a subsidiary with Wells Fargo Bank, National Association, or the Pacific Corporate Park Loan. The Pacific Corporate Park Loan has a seven-year term, monthly amortization of

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

$250,000 and is secured by Pacific Corporate Park. Upon closing of the Pacific Corporate Park Loan on December 7, 2010, we entered into an interest rate swap agreement with Wells Fargo Bank, National Association to effectively fix the interest rate on the entire outstanding Pacific Corporate Park Loan amount at 4.89% for its seven-year term. Principal and interest payments are due monthly and principal payments totaling $2,000,000 were made during the nine months ended September 30, 2012.

On December 29, 2010, we entered into a $12,600,000 secured term loan through Woodmen of The World Life Insurance Society secured by the Ten Parkway North property. The Ten Parkway North loan bears interest at a fixed rate of 4.75% per annum and matures on January 1, 2021. Principal and interest payments are due monthly and principal payments totaling $210,000 were made during the nine months ended September 30, 2012.

Beginning January 2011, principal and interest payments are due monthly on the $9,725,000 term loan secured by the Deerfield Commons I that was originally entered into on November 29, 2005. The loan bears interest at a fixed rate of 5.23% per annum and interest only payments were due monthly for the first 60 months. Principal payments totaling $108,000 were made during the nine months ended September 30, 2012.

On February 8, 2011, we entered into five cross-collateralized secured term loans totaling $37,000,000 with ING USA Annuity and Life Insurance Company secured by the following properties: 4701 Gold Spike Road, $10,650,000, Summit Distribution Center, $6,700,000, Tolleson Commerce Park II, $4,600,000, 3660 Deerpark Blvd., $7,650,000 and 1985 International Way, $7,400,000. The loans bear interest at a fixed rate of 4.45% and mature on March 1, 2018. Principal and interest payments are due monthly and principal payments totaling $464,000 were made during the nine months ended September 30, 2012.

On February 28, 2011, we entered into a $33,000,000 secured term loan with TD Bank secured by the 100 Kimball Drive property. Upon closing the 100 Kimball Drive loan, we simultaneously entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the entire outstanding loan amount to 5.25% for its ten-year term. Principal and interest payments are due monthly and principal payments totaling $498,000 were made during the nine months ended September 30, 2012.

On April 11, 2011, in connection with the acquisition of 70 Hudson Street, we assumed a $124,113,000 ($120,857,000 face value plus a premium of $3,256,000) fixed rate mortgage loan from Lehman Brothers Bank, FSB that bears interest at a rate of 5.65% and matures on April 11, 2016. Principal and interest payments are due monthly and principal payments totaling $1,300,000 were made during the nine months ended September 30, 2012.

On April 11, 2011, in connection with the acquisition of 90 Hudson Street, we assumed a $120,247,000 ($117,562,000 face value plus a premium of $2,685,000) fixed rate mortgage loan from Teachers Insurance and Annuity Association of America that bears interest at a rate of 5.66% and matures on May 1, 2016. On July 14, 2011, we and Teachers Insurance and Annuity Association of America agreed to modify the $117,562,000 existing mortgage loan assumed by us. The loan was modified to extend its maturity by three years, from May 1, 2016 to May 1, 2019. The 5.66% annual interest rate was unchanged but is subject to a new 30-year amortization schedule. We pre-paid approximately $8,600,000 of loan’s balance (with no pre-payment penalty) in connection with the modification. Principal and interest payments are due monthly and principal payments totaling $960,000 were made during the nine months ended September 30, 2012.

On June 24, 2011, we entered into a $11,700,000 secured term loan with TD Bank secured by the Kings Mountain III property. Effective July 1, 2011, we entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the entire outstanding loan amount to 4.47% for its seven-year term. Principal and interest payments are due monthly and principal payments totaling $194,000 were made during the nine months ended September 30, 2012.

On December 30, 2011, in connection with the acquisition of Sabal Pavilion, we assumed a $15,428,000 ($14,700,000 face value plus a premium of $728,000) fixed-rate mortgage loan from U.S. Bank National Association that bears interest at a rate of 6.38% and matures on August 1, 2013. Interest payments are due monthly with principal due at maturity.

Loan Payable

On May 26, 2010, we entered into a $70,000,000 revolving credit facility with Wells Fargo Bank, N.A., or the Wells Fargo Credit Facility. The initial maturity date of the Wells Fargo Credit Facility was May 26, 2014, however we could extend the maturity date to

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

May 26, 2015, subject to certain conditions. $15,000,000 of the Wells Fargo Credit Facility was initially drawn upon closing on May 26, 2010, with $55,000,000 initially remaining available for disbursement during the term of the facility. We had the right to prepay any outstanding amount of the Wells Fargo Credit Facility, in whole or in part, without premium or penalty at any time during the term of this Wells Fargo Credit Facility, however, we initially could not reduce the outstanding principal balance below a minimum outstanding amount of $15,000,000, without reducing the total $70,000,000 Wells Fargo Credit Facility capacity. Initially, the Wells Fargo Credit Facility had a floating interest rate of 300 basis points over LIBOR, however this interest rate would be at least 4.00% for any of the outstanding balance that was not subject to an interest rate swap with an initial term of at least two years.

Upon closing on May 26, 2010, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. to effectively fix the interest rate on the initial $15,000,000 outstanding loan amount at 5.10% for the four-year term of the facility. The interest rate swap was designated as a qualifying cash flow hedge at the start date of the hedge relationship as described in Note 15 “Derivative Instruments.” The Wells Fargo Credit Facility was initially secured by our 13201 Wilfred, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, Crest Ridge Corporate Center I and West Point Trade Center properties. In addition, CSP OP provided a limited guarantee for the Wells Fargo Credit Facility.

On August 31, 2010, we entered into an amended and restated credit agreement with Wells Fargo Bank, N.A. to expand the Wells Fargo Credit Facility from its initial capacity of $70,000,000 to an amended capacity of $125,000,000 (the “Amended Wells Fargo Credit Facility”). In connection with the Amended Wells Fargo Credit Facility, the minimum outstanding amount was increased to $25,000,000 and as such an additional $10,000,000 was drawn (in addition to the $15,000,000 initially drawn on May 26, 2010) with the remaining $100,000,000 available for disbursement during the term of the facility. The Amended Wells Fargo Credit Facility was secured by an additional three of our properties, for a total of eight properties in all: 13201 Wilfred Lane, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, Crest Ridge Corporate Center, West Point Trade Center, 5160 Hacienda Drive, 10450 Pacific Center Court and 225 Summit Avenue. The interest rate was reduced by 25 basis points to 275 basis points over LIBOR (which rate would apply to all withdrawals from the Amended Wells Fargo Credit Facility other than the initial $15,000,000 that was drawn on May 26, 2010) and the initial interest rate floor of 4.00% was eliminated. The initial maturity date remained May 26, 2014, however we could extend the maturity date to May 26, 2015, subject to certain conditions.

On September 13, 2012, we entered into a credit agreement (the “Credit Agreement”) with a group of lenders to provide CSP OP with an unsecured, revolving credit facility (the “Unsecured Credit Facility”) with an initial capacity of $700,000,000. The Unsecured Credit Facility replaced the Amended Wells Fargo Credit Facility, which was terminated concurrently with the closing of the Unsecured Credit Facility. The Company paid the $25,000,000 outstanding balance of the Amended Wells Fargo Credit Facility with cash on hand and expensed the unamortized deferred financing costs associated with obtaining the loan totaling $1,191,000. No borrowings were outstanding under the Unsecured Credit Facility as of September 30, 2012. The Unsecured Credit Facility has a term of four years, which term may be extended for one year at the option of CSP OP provided that CSP OP is not then in default and upon payment of customary extension fees. The Unsecured Credit Facility has no minimum outstanding balance requirements. Under certain circumstances, CSP OP may request an increase in the capacity of the Unsecured Credit Facility by up to an additional $700,000,000, to an aggregate size of $1,400,000,000, although none of the lenders has any obligation to participate in such increase. The Unsecured Credit Facility includes a $25,000,000 swingline sub-facility and a $25,000,000 letter of credit sub-facility. CSP OP paid customary arrangement and commitment fees to the lenders in connection with the Unsecured Credit Facility. The Company and certain of its subsidiaries have provided a guaranty in connection with the Unsecured Credit Facility.

The loans under the Unsecured Credit Facility will bear interest, at CSP OP’s election, based on (i) LIBOR, for interest periods of one, three or six months, plus the applicable margin, or (ii) the LIBOR Market Index Rate plus the applicable margin (if the LIBOR Market Index Rate is unavailable, the per annum rate of interest would be the Federal Funds Rate plus 1.5%, plus the applicable margin). The LIBOR Market Index Rate is LIBOR in respect of loans of one-month interest periods, determined on a daily basis, plus the applicable margin. The applicable margin is (i) for periods prior to the Company or CSP OP having a credit rating, based on the Company’s then current leverage ratio, and (ii) during such periods when the Company or CSP OP has a credit rating, based on its then current credit rating. The applicable margin can vary from (i) 1.60% to 2.35% based upon the then current leverage ratio, or (ii) 1.00% to 1.80% based upon a then current credit rating of the Company or CSP OP. As of the closing of the Unsecured Credit Facility, the current stated applicable margin was 1.60%. CSP OP will pay customary fees in connection with borrowings under the Unsecured Credit Facility. Further, CSP OP may prepay any revolving or swingline loan, in whole or in part, at anytime without premium or penalty.

Under the Unsecured Credit Facility, the Company will be subject to certain financial covenants that require, among other things: the maintenance of (i) a leverage ratio of not more than 0.60; (ii) a fixed charge coverage ratio of at least 1.50; (iii) a secured leverage

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

ratio of not more than (a) 0.45 prior to the Unsecured Credit Facility’s second anniversary, or (b) 0.40 thereafter; (iv) an unencumbered leverage ratio of not more than 0.60; (v) a ratio of unencumbered net operating income to unsecured interest expense of at least 1.75 (unless the Company or CSP OP obtains an investment grade credit rating, in which case this requirement is eliminated); (vi) minimum tangible net worth of $1,653,403,000 plus 85% of the net proceeds of certain future equity issuances; and (vii) unencumbered asset value of at least $400,000,000. In addition, the Unsecured Credit Facility contains a number of customary non-financial covenants including those restricting liens, mergers, sales of assets, certain investments in unimproved land and mortgage receivables, intercompany transfers, transactions with affiliates and distributions.

The minimum principal payments due for the notes payable from our consolidated properties are as follows as of September 30, 2012 (in thousands):

2012 (Three months ending December 31, 2012)	$3,811
2013	48,538
2014	69,458
2015	64,121
2016	125,109
2017	111,655
Thereafter	200,137

$622,829

Our organizational documents contain a limitation on the amount of indebtedness that we may incur, so that unless our shares are listed on a national securities exchange, our aggregate borrowing may not exceed 300% of our net assets unless any excess borrowing is approved by a majority of our independent trustees and is disclosed to shareholders in our next quarterly report.

8. Minimum Future Rents Receivable

The following is a schedule of minimum future rentals to be received on non-cancelable operating leases from consolidated properties as of September 30, 2012 (in thousands):

2012 (Three months ending December 31, 2012)	$36,166
2013	137,126
2014	132,351
2015	124,266
2016	111,369
2017	104,747
Thereafter	406,310

$1,052,335

9. Concentrations

Tenant Revenue Concentrations

For the nine months ended September 30, 2012 and 2011, respectively, there were no significant revenue concentrations.

Geographic Concentrations

As of September 30, 2012, we owned 78 consolidated properties, located in 17 states (Arizona, California, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Massachusetts, Minnesota, New Jersey, North Carolina, South Carolina, Pennsylvania, Texas, Utah, and Virginia) and in the United Kingdom.

As of September 30, 2011 we owned 74 consolidated properties, located in 14 states (Arizona, California, Florida, Georgia, Illinois, Kentucky, Massachusetts, Minnesota, New Jersey, North Carolina, South Carolina, Texas, Utah, and Virginia) and in the United Kingdom.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

Our geographic revenue concentrations from consolidated properties for the nine months ended September 30, 2012, and 2011 were as follows:

	Nine Months Ended September 30,
	2012	2011
Domestic
New Jersey	28.41%	26.67%
Virginia	10.93	13.70
California	8.93	11.23
South Carolina	8.48	8.86
Texas	8.38	8.85
Massachusetts	5.78	6.85
Florida	5.45	5.20
Illinois	4.37	2.84
Arizona	4.18	0.75
Minnesota	3.53	4.59
North Carolina	2.62	2.26
Colorado	1.46	0
Georgia	1.25	1.52
Kentucky	0.82	1.03
Utah	0.75	0.92
Kansas	0.51	0

Total Domestic	95.85	95.27
International
United Kingdom	4.15	4.73

Total	100.00%	100.00%

Our geographic long-lived asset concentrations from consolidated properties as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
Domestic
New Jersey	26.34%	29.44%
Virginia	9.74	10.90
South Carolina	8.46	9.66
California	7.37	8.18
Texas	6.82	7.58
Illinois	5.81	2.42
Massachusetts	4.91	5.44
Florida	4.82	5.34
Arizona	3.82	4.26
Kansas	3.60	0
Pennsylvania	3.55	0.76
North Carolina	3.08	3.40
Minnesota	2.25	2.50
Colorado	1.36	1.51
Kentucky	0.76	0.86
Georgia	0.74	0.81
Utah	0.69	0.78

Total Domestic	94.12	93.84
International
United Kingdom	5.88	6.16

Total	100.00%	100.00%

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

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

We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, property management fees, property level general and administrative expenses and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our general and administrative expenses. The following table compares the net operating income for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Domestic Industrial Properties
Revenues:
Rental	$11,880	$8,344	$31,646	$22,455
Tenant Reimbursements	2,077	1,748	6,994	5,091

Total Revenues	13,957	10,092	38,640	27,546

Property and Related Expenses:
Operating and Maintenance	529	432	1,781	1,366
General and Administrative	234	179	505	503
Property Management Fee to Related Party	79	68	238	205
Property Taxes	2,086	1,612	6,127	4,824

Total Expenses	2,928	2,291	8,651	6,898

Net Operating Income	11,029	7,801	29,989	20,648

Domestic Office Properties
Revenues:
Rental	24,230	22,415	72,862	59,861
Tenant Reimbursements	6,996	5,481	18,314	14,620

Total Revenues	31,226	27,896	91,176	74,481

Property and Related Expenses:
Operating and Maintenance	3,750	3,704	12,243	10,060
General and Administrative	78	16	277	194
Property Management Fee to Related Party	234	213	695	515
Property Taxes	4,666	3,012	11,411	8,535

Total Expenses	8,728	6,945	24,626	19,304

Net Operating Income	22,498	20,951	66,550	55,177

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
International Office/Retail Properties
Revenues:
Rental	1,870	1,717	5,358	4,851
Tenant Reimbursements	94	84	258	218

Total Revenues	1,964	1,801	5,616	5,069

Property and Related Expenses:
Operating and Maintenance	94	175	290	533
General and Administrative	67	107	219	181
Property Management Fee to Related Party	83	230	235	376

Total Expenses	244	512	744	1,090

Net Operating Income	1,720	1,289	4,872	3,979

Reconciliation to Consolidated Net Loss
Total Segment Net Operating Income	35,247	30,041	101,411	79,804
Interest Expense	8,566	9,329	26,033	24,724
General and Administrative	7,162	1,172	10,973	3,386
Investment Management Fee to Related Party	5,159	5,607	17,270	15,100
Acquisition Expenses	1,099	1,044	2,508	12,537
Depreciation and Amortization	18,787	16,656	54,749	43,901
Transition Costs	6,216	0	8,152

	(11,742)	(3,767)	(18,274)	(19,844)

Other Income and Expenses
Interest and Other Income	255	460	1,800	1,271
Net Settlement Payments on Interest Rate Swaps	(171)	(178)	(495)	(532)
Gain on Interest Rate Swaps	134	32	380	177
(Loss) Gain on Note Payable at Fair Value	(26)	75	(85)	41
Loss on Early Extinguishment of Debt	(1,191)	0	(1,191)	0
Loss on Swap Termination	(495)	0	(495)	0

Loss from Continuing Operations Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	(13,236)	(3,378)	(18,360)	(18,887)

Provision for Income Taxes	(75)	(85)	(218)	(385)
Equity in Income of Unconsolidated Entities	927	609	2,556	4,160

Net Loss from Continuing Operations	(12,384)	(2,854)	(16,022)	(15,112)

Discontinued Operations
(Loss) Income from Discontinued Operations	0	(18)	0	377
Realized (Loss) Gain from Sale	(0)	426	(415)	301

Income (Loss) From Discontinued Operations	(0)	408	(415)	678

Net Loss	(12,384)	(2,446)	(16,437)	(14,434)
Net Loss Attributable to Non-Controlling Operating Partnership Units	5	4	7	20

Net Loss Attributable to Chambers Street Properties Shareholders	$(12,379)	$(2,442)	$(16,430)	$(14,414)

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

Condensed Assets	September 30, 2012	December 31, 2011
Domestic Industrial Properties—Continuing Operations	$574,291	$463,869
Domestic Office Properties—Continuing Operations	1,060,975	1,091,120
International Office/Retail Properties	105,549	102,992
Non-Segment Assets	674,442	765,486
Non-Segment Construction in Progress—Variable Interest Entity	66,354	17,233

Total Assets	$2,481,611	$2,440,700

	Nine Months Ended September 30,
Capital Expenditures(1)	2012	2011
Domestic Industrial Properties—Continuing Operations	$124,852	$45,604
Domestic Office Properties—Continuing Operations	520	353,658
International Office/Retail Properties	644	90
Non-Segment Assets	527	232
Non-Segment Construction in Progress—Variable Interest Entity	42,495	0

Total Capital Expenditures	$169,038	$399,584

(1)	This table presents acquisitions and improvements on real estate investments.

11. Investment Management and Other Fees to Related Parties

Prior to July 1, 2012, all of our business activities were managed by the former investment advisor pursuant to the Fourth Amended Advisory Agreement, which terminated according to its terms on June 30, 2012. Effective July 1, 2012, we entered into the Transitional Services Agreement with CSP OP and the former investment advisor pursuant to which the former investment advisor will provide certain consulting related services to us at the direction of our officers and other personnel for a term ending on April 30, 2013. For consulting services provided to us in connection with the investment management of our assets, the former investment advisor shall be paid an investment management consulting fee payable in cash consisting of (i) a monthly fee equal to one-twelfth of 0.5% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments within our portfolio and (ii) a monthly fee equal to 5.0% of the aggregate monthly net operating income derived from all real estate investments within our portfolio, subject to certain adjustments. For consulting services provided to us in connection with the acquisition of assets, the former investment advisor or its affiliates shall be paid acquisition fees up to 1.5% of (i) the contract purchase price of real estate investments acquired by us, or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. The total of all acquisition consulting fees payable with respect to real estate investments shall not exceed an amount equal to 6% of the contract purchase price (or 6% of funds advanced with respect to mortgages) provided, however, that a majority of the uninterested members of the Board of Trustees may approve amounts in excess of this limit.

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

To the extent that the we assume or incur prior to the termination of the Transition Services Agreement a cost that was previously borne by the former investment advisor during the term of the Transition Services Agreement or its predecessor agreement, then amounts otherwise owed under the Transition Services Agreement shall be correspondingly reduced on a monthly basis; provided that (i) any Assumed Costs resulting from hiring of any targeted personnel shall reduce the amounts payable by us under this agreement for such month only to the extent of their base salary and benefits (as in effect immediately prior to their hiring by us) and any related other direct employer costs (but excluding any bonus amounts) earned or incurred during the month.

We will reimburse the former investment advisor for certain expenses paid or incurred in connection with services provided under the Transitional Services Agreement. In addition, the former investment advisor will only be entitled to reimbursement for third party expenses incurred in connection with services provided pursuant to the Transitional Services Agreement that we have approved in writing. Our sole obligation to reimburse the former investment advisor for expenses incurred related to personnel costs was to make an aggregate payment equal to $2,500,000 on the effective date of the agreement.

Previously, pursuant to the Fourth Amended Advisory Agreement, the former investment advisor and its affiliates performed services relating to the management of our assets. We also have paid fees to the former dealer manager for services it performed with respect to our prior public offerings. Items of compensation and equity participation are as follows:

Offering Costs Relating to Public Offerings

Offering costs totaling $0 and $18,589,000, $17,530,000 and $44,856,000 were incurred during the three and nine months ended September 30, 2012 and 2011, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Of the total amounts, $0 and $18,517,000, $17,504,000 and $44,584,000 was incurred to CNL Securities Corp., as the former dealer manager of our follow-on public offering, and $0 and $72,000, $26,000 and $273,000 was incurred to the former investment advisor for reimbursable marketing for the three and nine months ended September 30, 2012 and 2011, respectively. Each party will be paid the amount incurred from proceeds of our follow-on public offering. As of September 30, 2012 and December 31, 2011, the accrued offering costs payable to related parties included in our consolidated balance sheets were $0 and $1,974,000. We believe that all offering costs have been paid as of September 30, 2012.

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

On December 21, 2010, we entered into that certain third amended and restated advisory agreement (the “Third Amended Advisory Agreement”). The Third Amended Advisory Agreement contained the same terms and conditions as the Second Amended Advisory Agreement, except that the term of the agreement was extended to April 30, 2011, subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties. The former investment advisor did not waive any investment management fees during the three and nine months ended September 30, 2012 and 2011, respectively.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

On April 27, 2012, the Company entered into the Fourth Amended Advisory Agreement with CSP OP and the former investment advisor, effective May 1, 2012. The Fourth Amended Advisory Agreement generally contains the same terms and conditions as the Third Amended and Restated Advisory Agreement dated December 21, 2010, except for the following material changes: (i) the term of the agreement was modified to expire on the earlier of (a) June 30, 2012 or (b) such date that we became self-managed through the hiring of a majority of 14 identified current employees of the former investment advisor and/or its affiliates, subject to up to four successive two-month renewals; provided, however, that no renewal shall have been permitted if we became self-managed; (ii) to the extent we assume costs prior to the termination of the Fourth Amended Advisory Agreement in connection with our transition to self-management of the type which were previously borne by the former investment advisor pursuant to the Third Amended Advisory Agreement, then the fees paid to the former investment advisor would be correspondingly reduced on a monthly basis, subject to certain adjustments; and (iii) the indemnification provisions were modified to specify that we would indemnify the former investment advisor and its affiliates under any predecessor advisory agreement, future services agreement or arising from the performance of duties as an officer or trustee of the Company or another entity for which they served at our request. The Fourth Amendment and Restated Advisory Agreement terminated according to its terms on June 30, 2012.

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

We recognized $200,000 in expense associated with the Class B interest during the nine months ended September 30, 2012. The former investment advisor earned investment management fees of $5,159,000 and $5,626,000 for the three months ended September 30, 2012 and 2011, respectively; and $17,270,000 and $15,196,000 for the nine months ended September 30, 2012 and 2011, respectively. The fee earned during the three months ended September 30, 2012 is based on the Transitional Services Agreement which allows for certain adjustments. Adjustments totaling $1,087,000 were recorded as a reduction of the Investment Management Fee during the three and nine months ended September 30, 2012, respectively. As of September 30, 2012 and December 31, 2011, the investment management fees payable to a related party in our consolidated balance sheets were $2,045,000 and $1,968,000, respectively. In connection with services provided to the former investment advisor, CFG VIII, Inc., the former sub-advisor and affiliate of the former dealer manager pursuant to a sub-advisory agreement dated August 21, 2006 (which such agreement terminated by its terms on June 30, 2012 in connection with the termination of the Fourth Amended Advisory Agreement), was paid by the former investment advisor $0 and $777,000 for the three months ended September 30, 2012 and 2011, respectively; and $1,672,000 and $2,098,000 for the nine months ended September 30, 2012 and 2011, respectively.

Acquisition Fee and Expenses to Related Party

The advisory agreement and/or the Transitional Services Agreement permits the former investment advisor to earn an acquisition fee of up to 1.5% of (i) the purchase price of real estate investments acquired by us, including any debt attributable to such investments, or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. The former investment advisor earned acquisition fees of $944,000 and $803,000 for the three months ended September 30, 2012 and 2011, respectively; and $2,061,000 and $10,179,000 for the nine months ended September 30, 2012 and 2011, respectively. In connection with services provided to the former investment advisor, the sub advisor,

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

pursuant to a sub advisory agreement, was paid by the former investment advisor acquisition fees of $0 and $150,000 for the three months ended September 30, 2012 and 2011, respectively; and $209,000 and $1,903,000 for the nine months ended September 30, 2012 and 2011, respectively. The former investment advisor earned $0 and $54,000 in acquisition related expenses during the three months ended September 30, 2012 and 2011, respectively; and $64,000 and $679,000 for the nine months ended September 30, 2012 and 2011, respectively. Prior to the adoption of “Business Combinations” on January 1, 2009, these acquisition fees and expenses were capitalized to investments in real estate and related intangibles.

Management Services to Related Party

Affiliates of the former investment advisor may also provide leasing, brokerage, property management, construction management or mortgage banking services for us. CBRE Group, Inc., an affiliate of the former investment advisor, received property management fees of approximately $396,000 and $511,000 for the three months ended September 30, 2012 and 2011, respectively; and $1,168,000 and $1,096,000 for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012 and December 31, 2011, the property management fees payable to related party included in our consolidated balance sheets were $310,000 and $190,000, respectively. Brokerage fees of $203,000 and $85,000 were paid to affiliates of the former investment advisor for the three months ended September 30, 2012 and 2011, respectively; and $203,000 and $111,000 for the nine months ended September 30, 2012 and 2011, respectively. Mortgage banking fees of $0 and $1,362,000 were paid to CBRE Capital Markets, as affiliate of the former investment advisor, for the three months ended September 30, 2012 and 2011, respectively; and $0 and $2,113,000 for the nine months ended September 20, 2012 and 2011, respectively.

Affiliates of the former investment advisor received leasing fees of $292,000 and $156,000 for the three months ended September 30, 2012 and 2011, respectively; and $581,000 and $1,266,000 for the nine months ended September 30, 2012 and 2011, respectively. An affiliate of the former investment advisor received construction management fees of $246,000 and $5,000 for the three months ended September 30, 2012 and 2011, respectively; and $803,000 and $24,000 for the nine months ended September 30, 2012 and 2011, respectively.

12. Equity Incentive Plan and Performance Bonus Plan

Equity Incentive Plan

We have adopted a 2004 equity incentive plan which was amended and restated in July 2012 to reflect our name change. The purpose of the amended and reinstated 2004 equity incentive plan is to provide us with the flexibility to use share options and other awards to provide a means of performance-based compensation. Our key employees, directors, trustees, officers, advisors, consultants or other personnel and our subsidiaries or other persons expected to provide significant services or our subsidiaries would be eligible to be granted share options, restricted shares, phantom shares, distribution equivalent rights and other share-based awards under the amended and reinstated 2004 equity incentive plan.

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

On September 25, 2012, Mr. Cuneo, our president and chief executive officer, entered into an employment agreement with us, pursuant to which, on September 28, 2012, Mr. Cuneo was awarded an equity grant under our amended and restated 2004 equity

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

incentive plan on the following terms: an award of 150,000 restricted common shares, one-third of which will vest on each of the first, second and third anniversaries of the date of the grant, provided that Mr. Cuneo is still employed by the Company on the applicable date of vesting subject to the terms of the amended and restated 2004 equity incentive plan and the restricted award agreement pursuant to which it was granted. Further, provided that the Company achieves a Liquidity Event (as defined in Mr. Cuneo’s employment agreements) within two years of the initial effective date of his employment agreement, an award of 150,000 restricted common shares, which award shall be (a) granted no later than 60 days after a Liquidity Event, and (b) subject to the terms of the amended and restated 2004 equity incentive plan and the award agreement pursuant to which it is granted. If the Company is not a surviving entity following a Liquidity Event, Mr. Cuneo shall be entitled to receive the consideration he would have received if the restricted share award had been granted immediately prior to the Liquidity Event, in lieu of the restricted share award. Also on September 25, 2012, Mr. Kianka, our executive vice president and chief operating officer, entered into an employment agreement with us, pursuant to which Mr. Kianka was awarded an equity grant under our amended and restated 2004 equity incentive plan on the following terms: an award of 75,000 restricted common shares, one-third of which will vest on each of the first, second and third anniversaries of the date of the grant, provided that Mr. Kianka is still employed by the Company on the applicable date of vesting, subject to the terms of the amended and restated 2004 equity incentive plan and the restricted award agreement pursuant to which it was granted. Further, provided that the Company achieves a Liquidity Event (as defined in Mr. Kianka’s employment agreement) within two years of the initial effective date of his employment agreement, an award of 75,000 restricted common shares, which award shall be (a) granted no later than 60 days after a Liquidity Event, and (b) subject to the terms of the amended and restated 2004 equity incentive plan and the award agreement pursuant to which it is granted. If the Company is not a surviving entity following a Liquidity Event, Mr. Kianka shall be entitled to receive the consideration he would have received if the restricted share award had been granted immediately prior to the Liquidity Event, in lieu of the restricted share award.

A total of 300,000 restricted common shares were granted to Mr. Cuneo, Mr. Kianka and other officers of the Company on September 28, 2012, and the grant date fair value of the awards was $2,850,000 (based on the $9.50 per share price of the Company’s common stock offered under the Dividend Reinvestment Plan on the grant date). Compensation expense will be recognized on a straight-line basis over the service vesting period of three years and will take into consideration an estimated forfeiture rate of 5%. We recognized a stock based compensation expense of $15,000 during the quarter ended September 30, 2012 as a result of granting the awards to Mr. Cuneo, Mr. Kianka and other officers.

Summary of Time-Based Restricted Common Shares

A summary of our time-based Restricted Common Shares from January 1, 2012 through September 30, 2012 is presented below:

	Nonvested
	Shares	Weighted-Average Grant Date Fair Value Per Share	Vested	Total
Outstanding at January 1, 2012	0	$0	0	0
Granted	300,000	9.50	0	300,000
Vested	0	0	0	0
Canceled	0	0	0	0

Outstanding as of September 30, 2012	300,000	0	0	0

Performance Bonus Plan

We have adopted a 2004 performance bonus plan which was amended and restated in July 2012 to reflect our name change. Annual bonuses under our 2004 performance bonus plan are awarded by our Compensation Committee to selected key employees based on corporate factors or individual factors (or a combination of both). Subject to the provisions of the 2004 performance bonus plan, the Compensation Committee will (i) determine and designate those key employees to whom bonuses are to be granted; (ii) determine, consistently with the 2004 performance bonus plan, the amount of the bonus to be granted to any key employee for any performance period; and (iii) determine, consistently with the 2004 performance bonus plan, the terms and conditions of each bonus. Bonuses may be so awarded by the Compensation Committee prior to the commencement of any performance period, during or after any performance period. No bonus shall exceed 200% of the key employee’s aggregate salary for the year. The Compensation Committee

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

may provide for partial bonus payments at target and other levels. Corporate performance hurdles for bonuses may be adjusted by the Compensation Committee in its discretion to reflect (i) dilution from corporate acquisitions and share offerings, and (ii) changes in applicable accounting rules and standards. The Compensation Committee may determine that bonuses shall be paid in cash or shares or other equity-based grants, or a combination thereof. The Compensation Committee may also provide that any such share grants be made under our 2004 equity incentive plan or any other equity-based plan or program we may establish. The Compensation Committee may provide for programs under which the payment of bonuses may be deferred at the election of the employee. There were no bonuses awarded and no bonus related expenses incurred by us under the 2004 performance bonus plan during the three and nine months ended September 30, 2012 and 2011, respectively.

13. Shareholders’ Equity

Under our declaration of trust, we have the authority to issue a total of 1,000,000,000 shares of beneficial interest. Of the total shares authorized, 990,000,000 shares are designated as common shares with a par value of $0.01 per share and 10,000,000 shares are designated as preferred shares.

The registration statement relating to our initial public offering was declared effective by the SEC on October 24, 2006. CNL Securities Corp. was the dealer manager of our initial public offering. The registration statement covered up to $2,000,000,000 in common shares of beneficial interest, 90% of which were offered at a price of $10.00 per share, and 10% of which were offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the former investment advisor, or another firm we choose for that purpose. As of January 29, 2009, we had issued 60,808,967 common shares in our initial public offering. We terminated the initial public offering effective as of the close of business on January 29, 2009. The registration statement relating to our follow-on public offering was declared effective by the SEC on January 30, 2009. CNL Securities Corp. was the dealer manager of the follow-on offering. The registration statement covered up to $3,000,000,000 in common shares of beneficial interest, 90% of which were offered at a price of $10.00 per share, and 10% of which were offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the former investment advisor. We closed our follow-on offering on January 30, 2012. From January 30, 2009 (effective date) through January 30, 2012, we received gross offering proceeds of approximately $1,901,137,211 from the sale of 190,672,251 shares.

During the nine months ended September 30, 2012 and 2011, we repurchased 3,841,599 common shares and 2,786,617 common shares, respectively, under our Share Redemption Program for $35,888,000 and $25,477,000, respectively.

Accumulated Other Comprehensive Income (Loss)

The following presents the changes in the balances of each component of accumulated other comprehensive income for the nine months ended September 30, 2012 and 2011 (in thousands):

	Foreign Currency Translation Gain (Loss)	Swap Fair Value Adjustment	Accumulated Other Comprehensive Income (Loss)
January 1, 2012	$(10,579)	$(13,085)	$(23,664)
Other Comprehensive Income (Loss)	1,036	(2,438)	(1,402)

September 30, 2012	$(9,543)	$(15,523)	$(25,066)

	Foreign Currency Translation Gain (Loss)	Swap Fair Value Adjustment	Accumulated Other Comprehensive Income (Loss)
January 1, 2011	$(9,758)	$(1,928)	$(11,686)
Other Comprehensive Income (Loss)	885	(10,756)	(9,871)

September 30, 2011	$(8,873)	$(12,684)	$(21,557)

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

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

The following table reconciles the distributions declared per common share to the distributions paid per common share during the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
Distributions declared per common share	$0.45	$0.45
Less: Distributions declared in the current period, and paid in the subsequent period	(0.15)	(0.15)
Add: Distributions declared in the prior year, and paid in the current year	0.15	0.15

Distributions paid per common share	$0.45	$0.45

Distributions to shareholders during the nine months ended September 30, 2012 and 2011 totaled $106,877,000 and $76,485,000, respectively.

We issued 5,105,711 common shares and 3,465,611 common shares pursuant to our dividend reinvestment plan for the nine months ended September 30, 2012 and 2011, respectively.

15. Derivative Instruments

The following table sets forth the terms of our interest rate swap derivative instruments at September 30, 2012 (amounts in thousands):

Type of Instrument	Notional Amount	Fair Value	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Non-qualifying Interest Rate Swap on Thames Valley Retail Park debt(1)	$9,107	(288)	5.41%	0.68%	May 30, 2013
Non-qualifying Interest Rate Swap on Albion Mills debt(1)	$9,227	(317)	3.94%	0.86%	October 10, 2013
Qualifying Interest Rate Swap on Maskew Retail Park debt(1)	$22,566	(1,170)	3.42%	0.78%	August 10, 2014
Qualifying Interest Rate Swap on Pacific Corporate Park debt	$79,750	(7,006)	2.69%	0.25%	December 7, 2017
Qualifying Interest Rate Swap on 100 Kimball Drive debt	$32,023	(4,869)	3.50%	0.23%	March 1, 2021
Qualifying Interest Rate Swap on Kings Mountain III debt	$11,401	(957)	2.47%	0.23%	July 1, 2018

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

The following table sets forth the terms of our interest rate swap derivative instruments at December 31, 2011 (amounts in thousands):

Type of Instrument	Notional Amount	Fair Value	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Non-qualifying Interest Rate Swap on Thames Valley Drive Retail Park debt(1)	$8,762	(520)	5.41%	1.04%	May 30, 2013
Non-qualifying Interest Rate Swap on Albion Mills debt(1)	$8,877	(438)	3.94%	0.96%	October 10, 2013
Qualifying Interest Rate Swap on Maskew Retail Park debt(1)	$21,710	(1,250)	3.42%	0.97%	August 10, 2014
Qualifying Interest Rate Swap on Wells Fargo Credit Facility loan	$15,000	(540)	2.10%	0.27%	May 26, 2014
Qualifying Interest Rate Swap on Pacific Corporate Park debt	$82,000	(5,721)	2.69%	0.32%	December 7, 2017
Qualifying Interest Rate Swap on 100 Kimball Drive debt	$32,521	(4,120)	3.50%	0.27%	March 1, 2021
Qualifying Interest Rate Swap on Kings Mountain III debt	$11,595	(709)	2.47%	0.27%	July 1, 2018

(1)	Based on three month GBP-based LIBOR BBA Index with variable-rate reset dates every 90 days during the term of the swaps.

We marked our two non-qualifying economic hedge interest rate swap instruments to their estimated liability value of $605,000 and $958,000 on the consolidated balance sheet at September 30, 2012 and December 31, 2011, respectively, which are included in Liabilities as Interest Rate Swaps at Fair Value. We recognized a gain on interest rate swaps of $380,000 and $177,000 for the nine months ended September 30, 2012 and 2011, respectively, included in Gain on Interest Rate Swaps on the Consolidated Statement of Operations.

Our $22,566,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our Maskew Retail Park variable-rate note payable from its inception on September 24, 2009. The estimated fair value of the interest rate swap liability value of $1,170,000 and $1,250,000 as of September 30, 2012 and December 31, 2011, respectively, has resulted in a swap fair value adjustment being recorded to other comprehensive (loss) gain totaling ($80,000) and $292,000 for the nine months ended September 30, 2012 and 2011, respectively.

Our $15,000,000 notional amount interest rate swap has been terminated under our Wells Fargo Credit Facility variable-rate loan payable on September 13, 2012. We incurred a $495,000 cost in relation to the termination of this swap arrangement.

Our $79,750,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our Pacific Corporate Park variable-rate loan payable from its inception on December 7, 2010. The estimated fair value of the interest rate swap value of $7,006,000 and $5,721,000 as of September 30, 2012 and December 31, 2011, respectively, has resulted in a swap fair value adjustment being recorded to other comprehensive loss totaling $1,285,000 and $5,013,000 for the nine months ended September 30, 2012 and 2011, respectively.

Our $32,023,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our 100 Kimball Drive variable-rate loan payable from its inception on March 1, 2011. The estimated fair value of the interest rate swap liability value of $4,869,000 and $4,120,000 as of September 30, 2012 and December 31, 2011, respectively, has resulted in a swap fair value adjustment being recorded to other comprehensive loss totaling $749,000 and $3,981,000 for the nine months ended September 30, 2012 and 2011, respectively.

Our $11,401,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our Kings Mountain III variable-rate loan payable from its inception on July 1, 2011. The estimated fair value of the interest rate swap liability value of $957,000 and $709,000 as of September 30, 2012 and December 31, 2011, respectively, has resulted in a swap fair value adjustment being recorded to other comprehensive loss totaling $248,000 and $656,000 for the nine months ended September 30, 2012 and 2011, respectively.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

There was no measured ineffectiveness for any of our qualifying hedges during the nine months ended September 30, 2012 and 2011. There were no amounts of deferred gains or losses that are reported in AOCI that are expected to be reclassified into earnings in the next 12 months.

16. Fair Value Option—Note Payable

During the fourth quarter of 2008 we elected to apply the fair value option on a note payable which bears interest at a variable-rate and is currently subject to an economic hedge by an interest rate swap with similar terms and the same notional amount. We have elected to apply the fair value option on the Albion Mills Retail Park variable-rate note payable to match the fair value treatment of interest rate swap derivative on the same note payable thereby achieving a reduction in the artificial volatility in net income or loss that occurs when related financial assets and liabilities are measured and reported on a different basis in the consolidated financial statements.

We applied the fair value option for the Albion Mills Retail Park note payable at each reporting period. Included in gain (loss) on notes payable at fair value in the statement of operations were ($26,000) and $75,000 for the three months ended September 30, 2012 and 2011, respectively; and ($85,000) and $41,000 for the nine months ended September 30, 2012 and 2011, respectively. In addition, there were $347,000 and $12,000 translation adjustments recorded to Other Comprehensive Loss for the nine months ended September 30, 2012 and 2011, respectively.

17. Fair Value of Financial Instruments and Investments

We apply the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical financial instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have classified the Albion Mills Retail Park notes payable as Level 3 as of September 30, 2012 and December 31, 2011 due to the lack of current market activity and our reliance on unobservable inputs to estimate the fair value of the mortgage note payable.

As of September 30, 2012 and December 31, 2011, we held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, interest rate swap derivative contracts and our equity method investment in CBRE Strategic Partners Asia. Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less, including money market funds and U.S. Government obligations. Derivative instruments are related to our economic hedging activities with respect to interest rates.

The fair values of the interest rate swap derivative agreements are estimated with the assistance of a third party valuation specialist, as reviewed by management, using the market standard methodology of discounting the future expected cash payments and receipts on the pay and receive legs of the interest rate swap agreements that swap the estimated variable-rate mortgage note payment stream for a fixed-rate receive payment stream over the period of the loan. The variable interest rates used in the calculation of projected receipts on the interest rate swap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements (where appropriate). Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2012 and December 31, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.

The Class B Interest is based on Level 3 valuation inputs for valuing subordinated equity instruments at the Operating Partnership level.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

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

The following items are measured at fair value on a recurring and non-recurring basis at September 30, 2012 and December 31, 2011 (in thousands):

	As of September 30, 2012
		Fair Value Measurements Using:
	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets (Liabilities)
Recurring Fair Value Measurements:
Cash and Cash Equivalents	$137,467	$137,467	$0	$0
Interest Rate Swaps at Fair Value—Non Qualifying Hedges	$(605)	$0	$(605)	$0
Interest Rate Swaps at Fair Value—Qualifying Hedges	$(14,002)	$0	$(14,002)	$0
Investment in CBRE Strategic Partners Asia	$7,779	$0	$0	$7,779
Class B Interest	$(200)	$0	$0	$(200)
Note Payable at Fair Value	$(9,208)	$0	$0	$(9,208)

	As of December 31, 2011
		Fair Value Measurements Using:
	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets (Liabilities)
Recurring Fair Value Measurements:
Cash and Cash Equivalents	$184,160	$184,160	$0	$0
Interest Rate Swaps at Fair Value—Non Qualifying Hedges	$(958)	$0	$(958)	$0
Interest Rate Swaps at Fair Value—Qualifying Hedges	$(12,340)	$0	$(12,340)	$0
Investment in CBRE Strategic Partners Asia	$8,381	$0	$0	$8,381
Note Payable at Fair Value	$(8,775)	$0	$0	$(8,775)

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

The following table presents our activity for our investment in CBRE Strategic Partners Asia, the variable-rate note payable and the Class B Interest measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Investment in CBRE Strategic Partners Asia	Note Payable	Class B Interest
Balance at January 1, 2012	$8,381	$(8,775)	$0
Contributions	2,029	0	0
Distributions	(2,400)	0	0
Fair Value Adjustment	(231)	(85)	(200)
Translation Adjustment in Other Comprehensive Income	$0	(348)	0

Balance at September 30, 2012	$7,779	$(9,208)	$(200)

The Amount of Total Loss for the Period Included in the ending balance at September 30, 2012	$(231)	$(85)	$(200)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Investment in CBRE Strategic Partners Asia	Note Payable
Balance at January 1, 2011	$9,471	$(8,769)
Contributions	457	0
Distributions	0	0
Total Loss on Fair Value Adjustment	(603)	41
Translation Adjustment in Other Comprehensive Income	0	(12)

Balance at September 30, 2011	$9,325	$(8,740)

The Amount of Total Income (Loss) for the Period Included in the ending balance at September 30, 2011	$(603)	$41

Gains and losses (realized and unrealized) included in earnings related to the interest rate swaps, as well as for the elected fair value note payable for the three and nine months ended September 30, 2012 and 2011, respectively, are reported as components of “Other Income and Expense” on the consolidated statements of operations.

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

Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. The Company does not obtain collateral associated with its derivative instruments, but monitors the credit standing of its counterparties on a regular basis. Should a counterparty fail to perform, the Company would incur a financial loss to the extent that the associated derivative contract was in an asset position. At September 30, 2012, the Company does not anticipate non-performance by the counterparties to its outstanding derivative contracts.

At September 30, 2012, the Company expects that the hedged forecasted transactions, for each of the outstanding qualifying cash flow hedging relationships, remain probable of occurring and that no gains or losses recorded to accumulated other comprehensive loss are expected to be reclassified to earnings.

To illustrate the effect of movements in the interest rate markets, the Company performed a market sensitivity analysis on its outstanding hedging instruments. The Company applied various basis point spreads to the underlying interest rate curves of the

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

derivative portfolio in order to determine the instruments’ change in fair value. The following table summarizes the results of the analysis performed (dollars in thousands):

Type of Instrument	Notional Amount	Maturity Date	Effects of Change in Interest Rates
			-100 Basis Points	-50 Basis Points	+50 Basis Points	+100 Basis Points
Non-qualifying Interest Rate Swap on Thames Valley Retail Park debt(1)	$9,107	May 30, 2013	(24)	(23)	23	46
Non-qualifying Interest Rate Swap on Albion Mills debt(1)	$9,227	October 10, 2013	(48)	(46)	46	92
Qualifying Interest Rate Swap on Maskew Retail Park debt(1)	$22,566	August 10, 2014	(220)	(204)	202	401
Qualifying Interest Rate Swap on Pacific Corporate Park debt	$79,750	December 7, 2017	(2,514)	(1,783)	1,772	3,728
Qualifying Interest Rate Swap on 100 Kimball Drive debt	$32,023	March 1, 2021	(2,133)	(1,160)	1,122	2,313
Qualifying Interest Rate Swap on Kings Mountain III debt	$11,401	July 1, 2018	(477)	(289)	285	598

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.

The estimated fair value of our investment in CBRE Strategic Partners Asia is most sensitive to changes in capitalization rates for commercial properties in large urban areas in China and Japan, and among other factors, is also sensitive to currency exchange rate fluctuations and changes in the interest rates of China, Japan and the U.S., respectively. Decreases in capitalization rates and increases in interest rates generally increase the value of our investments. Changes in currency exchanges rates where the U.S. Dollar increases in value against the Chinese Yuan and Japanese Yen generally decrease the value of our investments. The estimated fair value of the Albion Mills variable-rate loan is not sensitive to changes in index interest rates, but remains somewhat sensitive to changes in credit spreads available to the Company. If credit spreads increase, the fair value of this note payable balance decreases.

Disclosure of Fair Value Financial Instruments

For disclosure purposes only, the following table summarizes our notes payable and loan payable and their estimated fair value at September 30, 2012 and December 31, 2011 (in thousands):

	Book Value		Fair Value
Financial Instrument	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Notes Payable(1)	$619,275	$630,146	$654,145	$656,135
Note Payable at Fair Value(1)	9,208	8,775	9,208	8,775

Total Notes Payable(1)	$628,483	$638,921	$663,353	$664,910

Loan Payable(1)	$0	$25,000	$0	$25,000

(1)

Level 3: For purposes of this fair value disclosure, we based our fair value estimate for notes payable on our internal valuation that includes a representative sample of our lenders’ market interest rate quotes as of September 30, 2012 and December 31, 2011 for debt with similar risk characteristics and maturities. We based the Note Payable carried at fair value on a third party appraiser’s valuation, which used similar techniques as our internal valuation model as of September 30, 2012 and December 31, 2011.

These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have classified the notes payable as Level 3 as of September 30, 2012 and December 31, 2011 due to the lack of current market activity and our reliance on unobservable inputs to estimate the fair value of the mortgage note payable.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)

18. Commitments and Contingencies

We have agreed to a capital commitment of up to $20,000,000 in CBRE Strategic Partners Asia, which extended to October 31, 2012. As of September 30, 2012, we funded $17,526,000 of our capital commitment. CBRE Global Investors formed CBRE Strategic Partners Asia to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. If we and all other currently committed capital investors had funded our entire commitments in CBRE Strategic Partners Asia as of September 30, 2012, we would have owned an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. A majority of our trustees (including a majority of our independent trustees) not otherwise interested in this transaction approved the transaction as being fair, competitive and commercially reasonable. CBRE Strategic Partners Asia is managed by CB Richard Ellis Investors SP Asia II, LLC or the Fund Manager, a subsidiary of CBRE Global Investors, an affiliate of the former investment advisor.

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

ASC 740-10 Income Taxes requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We did not have a liability for any unrecognized benefits as of September 30, 2012. The tax years from 2008 through 2011 remain open to examination by the taxing jurisdictions to which the company is subject.

Included as a component of our tax provision, we have incurred income and other taxes (franchise, local and state government and international) related to our continuing operations in the amount of $75,000 and $85,000, $218,000 and $385,000 for California, Georgia, Massachusetts, Minnesota, New Jersey, North Carolina and Texas impacting our operations during the three and nine months ended September 30, 2012 and 2011, respectively. The United Kingdom taxes real property operating results at a statutory rate of 22%. The United Kingdom taxable losses to date have generated a deferred tax asset of approximately $1,126,000 consisting of these net operating loss carryforwards. We have provided for a full valuation allowance of ($1,126,000) as of September 30, 2012 on deferred tax assets because it is not likely that future operating profits in the United Kingdom would be sufficient to absorb the net operating losses.

20. Subsequent Events

On November 7, 2012, we acquired 20000 S. Diamond Lake Road, located in Rogers, Minnesota, a suburb of Minneapolis, for approximately $18,500,000, exclusive of fees and customary closing costs. We funded the acquisition using the net proceeds from our completed public offering of common shares of beneficial interest. 20000 S. Diamond Lake Road is a 280,577 square foot warehouse/distribution center completed in 2004 that is 100% leased to Archway Marketing Services, Inc. through October 2016 and is used as a regional storage and fulfillment center. Archway Marketing Services, Inc. is a subsidiary of Archway Marketing Holdings, Inc., which is a national marketing and logistics service provider.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common shares, along with the following factors that could cause actual results to vary from our forward-looking statements:

¡	national, regional and local economic climates;

¡	changes in supply and demand for office and industrial properties;

¡	adverse changes in the real estate markets, including increasing vacancy, decreasing rental revenue and increasing insurance costs;

¡	availability and credit worthiness of prospective tenants;

¡	our ability to maintain rental rates and maximize occupancy;

¡	our ability to identify and secure acquisitions;

¡	our failure to successfully manage growth or operate acquired properties;

¡	our pace of acquisitions and/or dispositions of properties;

¡	risks related to development projects (including construction delay, cost overruns or our inability to obtain necessary permits);

¡	payment of distributions from sources other than cash flows and operating activities;

¡	receiving a corporate debt rating and changes in the general interest rate environment;

¡	availability of capital (debt and equity);

¡	our ability to refinance existing indebtedness or incur additional indebtedness;

¡	failure to comply with our debt covenants;

¡	unanticipated increases in financing and other costs, including a rise in interest rates;

¡	the actual outcome of the resolution of any conflict;

¡	material adverse actions or omissions by any of our joint venture partners;

¡	our ability to operate as a self-managed company;

¡	availability of and ability to retain our executive officers and other qualified personnel;

¡	future terrorist attacks in the United States or abroad;

¡	the ability of CSP OP to qualify as a partnership for U.S. federal income tax purposes;

¡	foreign currency fluctuations;

¡	changes to accounting principles, policies and guidelines applicable to REITs;

¡	legislative or regulatory changes adversely affecting REITs and the real estate business;

¡	environmental, regulatory and/or safety requirements; and

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

Overview

Chambers Street Properties is a self-managed Maryland REIT that was formed on March 30, 2004. Our management team manages our day-to-day operations and oversee and supervise our employees and outside service providers. Acquisitions and asset management services are performed principally by the Company, with certain services provided by third parties. Prior to July 1, 2012, all of the business activities of the Company were managed by CBRE Advisors LLC (the “former investment advisor”) pursuant to the fourth amended and restated advisory agreement (the “Fourth Amended Advisory Agreement”), which terminated according to its terms on June 30, 2012. In addition, effective July 1, 2012, the Company entered into a transitional services agreement with CSP OP and the former investment advisor pursuant to which the former investment advisor will provide certain operational and consulting services to the Company at the direction of our officers and other personnel for a term ending not later than April 30, 2013 which is described further below.

We invest in real estate properties, focusing primarily on office and industrial (primarily warehouse/distribution) properties, as well as other real estate-related assets. We may also utilize our expertise and resources to capitalize on unique opportunities that may exist elsewhere in the marketplace. We intend to invest primarily in properties located in geographically-diverse metropolitan areas in the United States. In addition, we currently seek to invest up to 30% of our total assets in properties outside of the United States. We expect that our international investments will focus on properties typically located in significant business districts and suburban markets. Some of our domestic and international investments may be in partnership with other entities that have significant local-market expertise.

Our business objective is to maximize shareholder value through: (1) maintaining an experienced management team of investment professionals; (2) investing in properties in certain markets where property fundamentals will support stable income returns and where capital appreciation is expected to be above average; (3) acquiring properties at a discount to replacement cost and where there is expected positive rent growth; and (4) repositioning our properties where the potential exists to increase their value in the market place. Operating results at our individual properties are impacted by the supply and demand for office, industrial, and retail space, trends of national and regional economies, the financial health of current and prospective tenants and their customers, capital and credit market trends, construction costs, and interest rate movements. Individual operating property performance is monitored and calculated using certain non-GAAP financial measures such as an analysis of net operating income. An analysis of net operating income as compared to local regional and national statistics may provide insight into short or longer term trends exclusive of capital markets or capital structuring issues. Interest rates are a critical factor in our results of operations. Our properties may be financed with significant amounts of debt, so changes in interest rates may affect both net income and the health of capital markets. For investments outside of the United States, in addition to monitoring local property market fundamentals and capital and credit market trends, we evaluate currency hedging strategies, taxes, the stability of the local government and economy and the experience of our management team in the region.

All of our real estate investments are held directly by, or indirectly through wholly owned subsidiaries of, CSP OP. Generally, we contribute the proceeds we receive from the issuance of common shares for cash to CSP OP and CSP OP, in turn, issues units of limited partnership to us, which entitle us to receive our share of CSP OP’s earnings or losses and net cash flow. Provided we have sufficient available cash flow, we intend to continue to pay our shareholders quarterly cash dividends. We are structured in a manner that allows CSP OP to issue limited partnership interests from time to time in exchange for real estate properties. By structuring our acquisitions in this manner, the contributors of real estate to CSP OP are generally able to defer gain recognition for U.S. federal income tax purposes. We have elected to be taxed as a REIT for U.S. federal income tax purposes. As a REIT, we generally will not be subject to U.S. federal income tax on that portion of our income that is distributed to our shareholders if at least 90% of our net taxable income is distributed to our shareholders.

As of September 30, 2012, we owned, on a consolidated basis, 78 office, industrial (primarily warehouse/distribution) and retail properties located in 17 states (Arizona, California, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Massachusetts, Minnesota, New Jersey, North Carolina, Pennsylvania, South Carolina, Texas, Utah and Virginia) and in the United Kingdom encompassing approximately 16,831,000 rentable square feet in the aggregate. In addition, we had ownership interests in five unconsolidated entities that, as of September 30, 2012, owned interests in 53 properties. Excluding those properties owned through our investment in CB Richard Ellis Strategic Partners Asia II, L.P. (“CBRE Strategic Partners Asia”), we owned, on an unconsolidated basis, 46 office, industrial (primarily warehouse/distribution) and retail properties located in 10 states (Arizona, Florida, Illinois, Indiana, Minnesota, Missouri, North Carolina, Ohio, Tennessee and Texas) and in the United Kingdom and Europe encompassing approximately 13,997,000 rentable square feet in the aggregate.

As of September 30, 2012, our portfolio was 98.10% leased, and the total effective annual rents for our office properties, industrial properties and retail properties were approximately $149,859,000, $79,648,000 and $8,599,000, respectively (net of any rent concessions). The average effective annual rent per square foot for our office properties, industrial (primarily warehouse/distribution) properties and retail properties was approximately $19.30, $4.02 and $18.09 as of September 30, 2012, respectively (net of any rent concessions). As of September 30, 2011, our portfolio was 97.18% leased, and the total effective annual rents for our office properties, industrial properties and retail properties were approximately $144,895,000, $60,125,000 and $8,430,000, respectively (net of any rent concessions). The average effective annual rent per square foot for our office properties, industrial properties and retail properties was approximately $18.98, $3.82 and $17.82 as of September 30, 2011, respectively (net of any rent concessions).

We commenced operations in July 2004, following an initial private placement of our common shares of beneficial interest. We raised aggregate net proceeds (after commissions and expenses) of approximately $55,500,000 from July 2004 to October 2004 in private placements of our common shares. On October 24, 2006, we commenced an initial public offering of up to $2,000,000,000 in our common shares. Our initial public offering was terminated effective as of the close of business on January 29, 2009, at which time we had sold a total of 60,808,967 common shares in the initial public offering, including 1,487,943 common shares which were issued pursuant to our dividend reinvestment plan, and received $607,345,702 in gross proceeds. On January 30, 2009, we commenced a follow-on public offering of up to $3,000,000,000 in our common shares. Our follow-on public offering was terminated effective as of the close of business on January 30, 2012, at which time we had sold a total of 190,672,251 common shares in the follow-on public offering, including 11,170,603 common shares which were issued pursuant to our dividend reinvestment plan, and received $1,901,137,211 in gross proceeds. On February 3, 2012, we filed a registration statement on Form S-3 to register 25,000,000 of our common shares for up to $237,500,000 pursuant to the amended and restated dividend reinvestment plan. On July 5, 2012, we filed post-effective amendment No. 1 to the registration statement on Form S-3 to reflect our name change.

In 2010, our Board of Trustees established a Special Committee of the Board (the “Special Committee”) consisting of the Board’s independent trustees to explore and review our strategic alternatives and liquidity events in accordance with our investment objectives. The Special Committee engaged Robert A. Stanger & Co., Inc. as its financial advisor, to assist with its exploration and review of our strategic alternatives and liquidity events in accordance with our investment objectives (as discussed above). During 2011, with the assistance of its financial advisor and in consultation with the former investment advisor and our Board of Trustees, the Special Committee discussed and considered various strategic alternatives, including potentially continuing as a going concern under our current business plan, a potential liquidation of our assets either through a sale or merger of our company (including through either a bulk sale of our portfolio or through a sale of our individual properties) as well as a potential listing of our shares on a national securities exchange. In December 2011, after consideration of the recent general economic and capital market conditions, market conditions for listed REITs, credit market conditions, our operational performance, the status of our portfolio, our then current offering and our current and anticipated deployment of available capital to investments, the Special Committee and our Board of Trustees determined it was in the best interests of our shareholders for our shares to remain unlisted and to continue operations rather than commencing a liquidation of our assets. The Special Committee and our Board of Trustees believed that remaining unlisted and continuing our operations would provide us with the ability to purchase additional properties in order to continue to expand and diversify our portfolio and thus potentially better position us for a liquidity event. Our Board of Trustees continues to monitor market conditions and explore strategic alternatives and liquidity options.

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

On April 27, 2012, we entered into a transition to self-management agreement (the “Transition to Self-Management Agreement”) with CSP OP, CBRE Global Investors, and the former investment advisor, which sets forth certain tasks to be performed by each of the parties to the agreement in order to facilitate our self-management, including but not limited to our hiring of the 19 identified employees of the former investment advisor and/or its affiliates who were dedicated to our operations. At this time, the tasks set forth in the Transition to Self-Management Agreement have been fulfilled.

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

Effective July 1, 2012, we entered into a transitional services agreement (the “Transitional Services Agreement”) with CSP OP and the former investment advisor pursuant to which the former investment advisor will provide certain operational and consulting related services to us at the direction of our officers and other personnel for a term ending April 30, 2013.

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

We will reimburse the former investment advisor for certain expenses paid or incurred in connection with services provided under the Transitional Services Agreement. In addition, the former investment advisor will only be entitled to reimbursement for third party expenses incurred in connection with services provided pursuant to the Transitional Services Agreement that we have approved in writing. Our sole obligation to reimburse the former investment advisor for expenses incurred related to personnel costs was to make an aggregate payment equal to $2,500,000 on the effective date of the agreement.

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

As economic activity progressed in 2011 and during the initial nine months of 2012, a slower pace of recovery in the general economy continued with a gradual improvement in certain key metrics such as exports and corporate profits. In the current environment, capital availability continues to remain concentrated on the highest quality, well-leased and strategically positioned properties that provide lower risk and stable investment return potential, and for well sponsored real estate investment programs with experienced management teams.

Construction and development of new properties has shown signs of improvement, primarily with regard to new, single-tenant, built-to-suit opportunities leased on a long-term basis. As a well-capitalized core investor with modest levels of leverage, we expect to continue to have access to attractive investment opportunities in the U.S. markets. We also anticipate there will be enhanced opportunities to acquire high-quality properties in strong European markets. Moreover, we were able to execute on our investment objectives during 2011 and the first nine months of 2012 in the same disciplined and selective manner we have employed since our inception.

We believe we are well positioned with a relative advantage due to our modest leverage, modest near-term capital needs and strong liquidity position. All of our management decisions are done with the same goals in mind; growing our portfolio for steady income, sustaining our tenant relationships and enhancing the value of our portfolio.

The following table provides information relating to our properties, excluding those owned through our investment in CBRE Strategic Partners Asia, as of September 30, 2012. These properties consisted of 65 industrial properties, encompassing 21,852,000 rentable square feet, 56 office properties, encompassing 8,480,000 rentable square feet and three retail properties, encompassing 496,000 rentable square feet.

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Domestic Consolidated Properties:
REMEC Corporate Campus 1(2) San Diego, CA	9/15/2004	1983	Office	100.00%	34	100.00%	$6,833
REMEC Corporate Campus 2(2) San Diego, CA	9/15/2004	1983	Office	100.00%	30	100.00%	6,125
REMEC Corporate Campus 3(2) San Diego, CA	9/15/2004	1983	Office	100.00%	37	100.00%	7,523
REMEC Corporate Campus 4(2) San Diego, CA	9/15/2004	1983	Office	100.00%	31	100.00%	6,186
300 Constitution Drive(2) Boston, MA	11/3/2004	1998	Warehouse/Distribution	100.00%	330	100.00%	19,805
Deerfield Commons(3) Atlanta, GA	6/21/2005	2000	Office	100.00%	122	100.00%	21,834
505 Century(2) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	100	100.00%	6,095
631 International(2) Dallas, TX	1/9/2006	1998	Warehouse/Distribution	100.00%	73	100.00%	5,407
660 North Dorothy(2) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	120	79.17%	6,836
Bolingbrook Point III Chicago, IL	8/29/2007	2006	Warehouse/Distribution	100.00%	185	100.00%	18,170
Community Cash Complex 1(2) Spartanburg, SC	8/30/2007	1960	Warehouse/Distribution	100.00%	206	46.44%	2,690
Community Cash Complex 2(2) Spartanburg, SC	8/30/2007	1978	Warehouse/Distribution	100.00%	144	100.00%	2,225
Community Cash Complex 3(2) Spartanburg, SC	8/30/2007	1981	Warehouse/Distribution	100.00%	116	100.00%	1,701
Community Cash Complex 4(2) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	33	100.00%	547
Community Cash Complex 5(2) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	53	100.00%	824
Fairforest Building 1(2) Spartanburg, SC	8/30/2007	2000	Warehouse/Distribution	100.00%	51	100.00%	2,974
Fairforest Building 2(2) Spartanburg, SC	8/30/2007	1999	Warehouse/Distribution	100.00%	104	100.00%	5,379
Fairforest Building 3(2) Spartanburg, SC	8/30/2007	2000	Warehouse/Distribution	100.00%	100	100.00%	5,760
Fairforest Building 4(2) Spartanburg, SC	8/30/2007	2001	Warehouse/Distribution	100.00%	101	100.00%	5,640
Fairforest Building 5 Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	316	100.00%	16,968
Fairforest Building 6 Spartanburg, SC	8/30/2007	2005	Warehouse/Distribution	100.00%	101	100.00%	7,469
Fairforest Building 7(2) Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	101	83.78%	5,626
Greenville/Spartanburg Industrial Park(2) Spartanburg, SC	8/30/2007	1990	Warehouse/Distribution	100.00%	67	100.00%	3,388
Highway 290 Commerce Park Building 1(2) Spartanburg, SC	8/30/2007	1995	Warehouse/Distribution	100.00%	150	100.00%	5,388
Highway 290 Commerce Park Building 5(2) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	30	100.00%	1,420
Highway 290 Commerce Park Building 7(2) Spartanburg, SC	8/30/2007	1994	Warehouse/Distribution	100.00%	94	100.00%	4,889
HJ Park Building 1 Spartanburg, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	70	100.00%	4,216
Jedburg Commerce Park(2) Charleston, SC	8/30/2007	2007	Warehouse/Distribution	100.00%	513	100.00%	41,991
Kings Mountain I Charlotte, NC	8/30/2007	1998	Warehouse/Distribution	100.00%	100	100.00%	5,497

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Domestic Consolidated Properties:
Kings Mountain II Charlotte, NC	8/30/2007	2002	Warehouse/Distribution	100.00%	301	100.00%	11,311
Mount Holly Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	100.00%	6,208
North Rhett I Charleston, SC	8/30/2007	1973	Warehouse/Distribution	100.00%	285	28.09%	10,302
North Rhett II Charleston, SC	8/30/2007	2001	Warehouse/Distribution	100.00%	102	100.00%	7,073
North Rhett III(2) Charleston, SC	8/30/2007	2002	Warehouse/Distribution	100.00%	80	100.00%	4,812
North Rhett IV Charleston, SC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	100.00%	17,060
Orangeburg Park Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	100.00%	5,474
Orchard Business Park 2(2) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	18	100.00%	761
Union Cross Building I Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	101	100.00%	6,585
Union Cross Building II Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	100.00%	17,216
Highway 290 Commerce Park Building 2(2) Spartanburg, SC	9/24/2007	1995	Warehouse/Distribution	100.00%	100	100.00%	4,626
Highway 290 Commerce Park Building 6(2) Spartanburg, SC	11/1/2007	1996	Warehouse/Distribution	100.00%	105	100.00%	3,760
Lakeside Office Center Dallas, TX	3/5/2008	2006	Office	100.00%	99	93.44%	17,994
Kings Mountain III Charlotte, NC	3/14/2008	2007	Warehouse/Distribution	100.00%	542	100.00%	25,728
Enclave on the Lake(2) Houston, TX	7/1/2008	1999	Office	100.00%	171	100.00%	37,827
Avion Midrise III Washington, DC	11/18/2008	2002	Office	100.00%	72	100.00%	21,111
Avion Midrise IV Washington, DC	11/18/2008	2002	Office	100.00%	72	100.00%	21,112
13201 Wilfred(2) Minneapolis, MN	6/29/2009	1999	Warehouse/Distribution	100.00%	335	100.00%	15,340
3011, 3055 & 3077 Comcast Place(2) East Bay, CA	7/1/2009	1988	Office	100.00%	220	100.00%	49,000
140 Depot Street(2) Boston, MA	7/31/2009	2009	Warehouse/Distribution	100.00%	238	100.00%	18,950
12650 Ingenuity Drive Orlando, FL	8/5/2009	1999	Office	100.00%	125	100.00%	25,350
Crest Ridge Corporate Center 1(2) Minneapolis, MN	8/17/2009	2009	Office	100.00%	116	100.00%	28,419
West Point Trade Center(2) Jacksonville, FL	12/30/2009	2009	Warehouse/Distribution	100.00%	602	100.00%	29,000
5160 Hacienda Drive(2) East Bay, CA	4/8/2010	1988	Office	100.00%	202	100.00%	38,500
10450 Pacific Center Court(2) San Diego, CA	5/7/2010	1985	Office	100.00%	134	100.00%	32,750
225 Summit Ave(2) Northern NJ	6/21/2010	1966	Office	100.00%	143	100.00%	40,600
One Wayside Road Boston, MA	6/24/2010	1998	Office	100.00%	201	100.00%	55,525
100 Tice Blvd. Northern NJ	9/28/2010	2007	Office	100.00%	209	100.00%	67,600
Ten Parkway North Chicago, IL	10/12/2010	1999	Office	100.00%	100	100.00%	25,000
4701 Gold Spike Drive Dallas, TX	10/27/2010	2002	Warehouse/Distribution	100.00%	420	100.00%	20,300
1985 International Way Cincinnati, OH	10/27/2010	1998	Warehouse/Distribution	100.00%	189	100.00%	14,800
Summit Distribution Center Salt Lake City, UT	10/27/2010	2001	Warehouse/Distribution	100.00%	275	100.00%	13,400

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Domestic Consolidated Properties:
3660 Deerpark Boulevard Jacksonville, FL	10/27/2010	2002	Warehouse/Distribution	100.00%	322	100.00%	15,300
Tolleson Commerce Park II Phoenix, AZ	10/27/2010	1999	Warehouse/Distribution	100.00%	217	100.00%	9,200
Pacific Corporate Park(3) Washington, DC	11/15/2010	2002	Office	100.00%	696	100.00%	144,500
100 Kimball Drive Northern NJ	12/10/2010	2006	Office	100.00%	175	100.00%	60,250
70 Hudson Street New York City Metro, NJ	4/11/2011	2000	Office	100.00%	409	100.00%	155,000
90 Hudson Street New York City Metro, NJ	4/11/2011	1999	Office	100.00%	418	100.00%	155,000
Millers Ferry Road(2) Dallas, TX	6/2/2011	2011	Warehouse/Distribution	100.00%	1,020	100.00%	40,366
Sky Harbor Operations Center(2) Phoenix, AZ	9/30/2011	2003	Office	100.00%	396	100.00%	53,500
1400 Atwater Drive(2)(4) Philadelphia, PA	10/27/2011	—	Office	100.00%	—	—	61,877
Aurora Commerce Center Bldg. C(2) Denver, CO	11/30/2011	2007	Warehouse/Distribution	100.00%	407	100.00%	24,500
Sabal Pavilion Tampa, FL	12/30/2011	1998	Office	100.00%	121	100.00%	21,368
2400 Dralle Road(2)(3) Chicago, IL	3/20/2012	2011	Warehouse/Distribution	100.00%	1,350	100.00%	64,250
Midwest Commerce Center I Kansas City, KS	8/16/2012	2010	Warehouse/Distribution	100.00%	1,107	100.00%	62,950

Total Domestic Consolidated Properties					16,541	97.81%	1,790,961

International Consolidated Properties:
602 Central Blvd.(2) Coventry, UK	4/27/2007	2001	Office	100.00%	50	100.00%	23,847
Thames Valley Five Reading, UK	3/20/2008	1998	Office	100.00%	40	100.00%	29,572
Albion Mills Retail Park Wakefield, UK	7/11/2008	2000	Retail	100.00%	55	100.00%	22,098
Maskew Retail Park Peterborough, UK	10/23/2008	2007	Retail	100.00%	145	100.00%	53,740

Total International Consolidated Properties					290	100.00%	129,257

Total Consolidated Properties					16,831	97.84%	1,920,218

Domestic Unconsolidated Properties(5):
Buckeye Logistics Center(6) Phoenix, AZ	6/12/2008	2008	Warehouse/Distribution	80.00%	1,009	100.00%	52,797
Afton Ridge Shopping Center(7) Charlotte, NC	9/18/2008	2007	Retail	90.00%	296	98.57%	44,530
AllPoints at Anson Bldg. 1(6) Indianapolis, IN	9/30/2008	2008	Warehouse/Distribution	80.00%	1,037	100.00%	42,684
12200 President’s Court(6) Jacksonville, FL	9/30/2008	2008	Warehouse/Distribution	80.00%	772	100.00%	29,995
201 Sunridge Blvd.(6) Dallas, TX	9/30/2008	2008	Warehouse/Distribution	80.00%	823	100.00%	25,690
Aspen Corporate Center 500(6) Nashville, TN	9/30/2008	2008	Office	80.00%	180	100.00%	29,936
125 Enterprise Parkway(6) Columbus, OH	12/10/2008	2008	Warehouse/Distribution	80.00%	1,142	100.00%	38,088
AllPoints Midwest Bldg. I(6) Indianapolis, IN	12/10/2008	2008	Warehouse/Distribution	80.00%	1,200	100.00%	41,428
Celebration Office Center(6) Orlando, FL	5/13/2009	2009	Office	80.00%	101	100.00%	13,640
22535 Colonial Pkwy(6) Houston, TX	5/13/2009	2009	Office	80.00%	90	100.00%	11,596
Fairfield Distribution Ctr. IX(6) Tampa, FL	5/13/2009	2008	Warehouse/Distribution	80.00%	136	100.00%	7,151

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Northpoint III(6) Orlando, FL	10/15/2009	2001	Office	80.00%	108	100.00%	14,592
Goodyear Crossing Ind. Park II(6) Phoenix, AZ	12/7/2009	2009	Warehouse/Distribution	80.00%	820	100.00%	36,516
3900 North Paramount Parkway(6) Raleigh, NC	3/31/2010	1999	Office	80.00%	101	100.00%	11,176
3900 South Paramount Parkway(6) Raleigh, NC	3/31/2010	1999	Office	80.00%	119	100.00%	13,055
1400 Perimeter Park Drive(6) Raleigh, NC	3/31/2010	1991	Office	80.00%	45	100.00%	3,970
Miramar I(6)(8) Ft. Lauderdale, FL	3/31/2010	2001	Office	80.00%	94	100.00%	13,645
Miramar II(6)(8) Ft. Lauderdale, FL	3/31/2010	2001	Office	80.00%	129	100.00%	20,899
McAuley Place(6) Cincinnati, OH	12/21/2010	2001	Office	80.00%	191	100.00%	28,000
Point West I(6) Dallas, TX	12/21/2010	2008	Office	80.00%	183	100.00%	23,600
Sam Houston Crossing I(6) Houston, TX	12/21/2010	2007	Office	80.00%	160	100.00%	20,400
Regency Creek(6) Raleigh, NC	12/21/2010	2008	Office	80.00%	122	100.00%	18,000
Easton III(6) Columbus, OH	12/21/2010	1999	Office	80.00%	136	100.00%	14,400
533 Maryville Centre(6) St. Louis, MO	12/21/2010	2000	Office	80.00%	125	100.00%	19,102
555 Maryville Centre(6) St. Louis, MO	12/21/2010	2000	Office	80.00%	127	90.49%	15,578
Norman Pointe I(6) Minneapolis, MN	3/24/2011	2000	Office	80.00%	213	72.97%	34,080
Norman Pointe II(6) Minneapolis, MN	3/24/2011	2007	Office	80.00%	324	100.00%	37,520
One Conway Park(2)(6) Chicago, IL	3/24/2011	1989	Office	80.00%	105	66.82%	12,320
West Lake at Conway(6) Chicago, IL	3/24/2011	2008	Office	80.00%	98	100.00%	14,060
The Landings I(6) Cincinnati, OH	3/24/2011	2006	Office	80.00%	176	100.00%	23,728
The Landings II(6) Cincinnati, OH	3/24/2011	2007	Office	80.00%	175	96.06%	20,928
One Easton Oval(2)(6) Columbus, OH	3/24/2011	1997	Office	80.00%	125	57.26%	9,529
Two Easton Oval(2)(6) Columbus, OH	3/24/2011	1995	Office	80.00%	129	81.92%	10,195
Atrium I(6) Columbus, OH	3/24/2011	1996	Office	80.00%	315	100.00%	36,200
Weston Pointe I(6) Ft. Lauderdale, FL	3/24/2011	1999	Office	80.00%	98	85.32%	15,507
Weston Pointe II(6) Ft. Lauderdale, FL	3/24/2011	2000	Office	80.00%	97	84.87%	18,701
Weston Pointe III(6) Ft. Lauderdale, FL	3/24/2011	2003	Office	80.00%	97	100.00%	18,867
Weston Pointe IV(6) Ft. Lauderdale, FL	3/24/2011	2006	Office	80.00%	96	100.00%	22,605

Total Domestic Unconsolidated Properties(5)					11,294	98.04%	864,708

International Unconsolidated Properties(5):
Amber Park(2)(9) South Normanton, UK	6/10/2010	1997	Warehouse/Distribution	80.00%	208	100.00%	12,514
Brackmills(2)(9) Northampton, UK	6/10/2010	1984	Warehouse/Distribution	80.00%	187	100.00%	13,407
Düren(2)(10) Rhine-Ruhr, Germany	6/10/2010	2008	Warehouse/Distribution	80.00%	392	100.00%	13,148
Schönberg(2)(10) Hamburg, Germany	6/10/2010	2009	Warehouse/Distribution	80.00%	454	100.00%	13,819

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Langenbach(2)(10) Munich, Germany	10/28/2010	2010	Warehouse/Distribution	80.00%	225	100.00%	18,573
Graben Distribution Center I(2)(10) Munich, Germany	12/20/2011	2012	Warehouse/Distribution	80.00%	1,018	100.00%	54,962
Graben Distribution Center II(2)(10) Munich, Germany	12/20/2011	2012	Warehouse/Distribution	80.00%	73	100.00%	6,868
Valley Park, Unit D(2)(9) Rugby, UK	3/19/2012	2000	Warehouse/Distribution	80.00%	146	100.00%	10,247

Total International Unconsolidated Properties(5)					2,703	100.00%	143,538

Total Unconsolidated Properties(5)					13,997	98.42%	1,008,246

Total Properties(5)					30,828	98.10%	$2,928,464

(1)

Approximate total acquisition cost represents the purchase price inclusive of customary costs and acquisition fees for properties acquired prior to January 1, 2009 and exclusive of customary costs and acquisition fees for properties acquired on dates subsequent to January 1, 2009.

(2)	This property is unencumbered.

(3)	Includes undeveloped land zoned for future use.

(4)

This property is a consolidated joint venture office development property currently under construction. This property’s Approximate Total Acquisition Cost reflects the costs incurred as of September 30, 2012. This property’s projected 300,000 square footage upon completion is not included in the Net Rentable Square Feet and Percentage Lease statistics on this table.

(5)	Does not include CBRE Strategic Partners Asia properties.

(6)	This property is held through the Duke joint venture.

(7)	This property is held through the Afton Ridge joint venture.

(8)	Consolidated properties acquired on December 31, 2009 and contributed to the Duke joint venture.

(9)	This property is held through the UK JV.

(10)	This property is held through the European JV.

Single- and Multi-Tenant Property Distribution

Our Triple Net Single-Tenant Properties as of September 30, 2012 are as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Property Type	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
Triple Net Single-Tenant Properties(2)	57	13,225	$1,382,396	27	11,195	$629,320	84	24,420	$2,011,716
Multi-Tenant Properties	14	2,567	359,189	15	2,379	312,403	29	4,946	671,592
Other Single-Tenant Properties	7	1,039	178,633	4	423	66,523	11	1,462	245,156

Total	78	16,831	$1,920,218	46	13,997	$1,008,246	124	30,828	$2,928,464

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

(2)

Net Rentable Square Feet does not include the projected 300,000 square footage upon completion of 1400 Atwater Drive property. Triple Net Single-Tenant Properties include certain properties that have di minimis secondary tenant(s).

Property Type Distribution

Our property type distributions as of September 30, 2012 are as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Property Type	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
Office(2)	27	4,421	$1,214,203	29	4,059	$545,829	56	8,480	$1,760,032
Warehouse/Distribution	49	12,210	630,177	16	9,642	417,887	65	21,852	1,048,064
Retail	2	200	75,838	1	296	44,530	3	496	120,368

Total	78	16,831	$1,920,218	46	13,997	$1,008,246	124	30,828	$2,928,464

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

(2)	Net Rentable Square Feet does not include the projected 300,000 square footage upon completion of 1400 Atwater Drive property.

Geographic Distribution

Our geographic concentrations as of September 30, 2012 are as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Domestic	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
New Jersey	5	1,354	$478,450	—	—	$—	5	1,354	$478,450
Florida	4	1,170	91,018	10	1,728	175,602	14	2,898	266,620
Texas	7	2,003	134,825	4	1,256	81,286	11	3,259	216,111
Virginia	3	840	186,723	—	—	—	3	840	186,723
Ohio	—	—	—	8	2,389	181,068	8	2,389	181,068
South Carolina	27	3,558	179,171	—	—	—	27	3,558	179,171
North Carolina	5	1,360	66,337	5	683	90,731	10	2,043	157,068
Arizona	2	613	62,700	2	1,829	89,313	4	2,442	152,013
California	7	688	146,917	—	—	—	7	688	146,917
Illinois	3	1,635	107,420	2	203	26,380	5	1,838	133,800
Minnesota	2	451	43,759	2	537	71,600	4	988	115,359
Massachusetts	3	769	94,280	—	—	—	3	769	94,280
Indiana	—	—	—	2	2,237	84,112	2	2,237	84,112
Kansas	1	1,107	62,950	—	—	—	1	1,107	62,950
Pennsylvania(2)	1	—	61,877	—	—	—	1	—	61,877
Missouri	—	—	—	2	252	34,680	2	252	34,680
Tennessee	—	—	—	1	180	29,936	1	180	29,936
Colorado	1	407	24,500	—	—	—	1	407	24,500
Georgia	1	122	21,834	—	—	—	1	122	21,834
Kentucky	1	189	14,800	—	—	—	1	189	14,800
Utah	1	275	13,400	—	—	—	1	275	13,400

Total Domestic	74	16,541	1,790,961	38	11,294	864,708	112	27,835	2,655,669

International
United Kingdom	4	290	129,257	3	541	36,168	7	831	165,425
Germany	—	—	—	5	2,162	107,370	5	2,162	107,370

Total International	4	290	129,257	8	2,703	143,538	12	2,993	272,795

Total	78	16,831	$1,920,218	46	13,997	$1,008,246	124	30,828	$2,928,464

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

(2)	Net Rentable Square Feet does not include the projected 300,000 square footage upon completion of 1400 Atwater Drive property.

Significant Tenants

The following table details our largest tenants as of September 30, 2012 (in thousands):

			Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
	Tenant	Primary Industry	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
1.	Amazon.com, Inc(2)	Internet Retail	—	$—	3,884	$14,951	3,884	$14,951
2.	Barclay’s Capital	Financial Services	409	12,278	—	—	409	12,278
3.	U.S. Government	Government	71	2,158	378	8,458	449	10,616
4.	Raytheon Company	Defense and Aerospace	666	9,755	—	—	666	9,755
5.	National Union Fire Insurance Co	Insurance	172	6,010	—	—	172	6,010
6.	JP Morgan Chase	Financial Services	396	5,893	—	—	396	5,893
7.	Nuance Communications	Software	201	5,623	—	—	201	5,623
8.	Lord Abbett & Co	Financial Services	149	5,211	—	—	149	5,211
9.	Eisai	Pharmaceutical and Health Care Related	209	5,189	—	—	209	5,189
10	Comcast	Telecommunications	220	4,819	—	—	220	4,819
11	The Coleman Company, Inc	Consumer Product	1,107	4,528	—	—	1,107	4,528
12	Deloitte	Professional Services	175	4,390	—	—	175	4,390
13	Clorox International Co.	Consumer Products	1,350	4,310	—	—	1,350	4,310
14	Barr Laboratories	Pharmaceutical and Health Care Related	142	4,061	—	—	142	4,061
15	Unilever(3)	Consumer Products	—	—	1,595	3,864	1,595	3,864
16	PPD Development	Pharmaceutical and Health Care Related	—	—	252	3,762	252	3,762
17	Eveready Battery Company	Consumer Products	—	—	168	3,568	168	3,568
18	ConAgra Foods	Food Service and Retail	742	3,422	—	—	742	3,422
19	NDB Capital Markets	Financial Services	97	3,400	—	—	97	3,400
20	Carl Zeiss	Pharmaceutical and Health Care Related	202	3,337	—	—	202	3,337
21	Whirlpool Corp	Consumer Product	1,020	3,264	—	—	1,020	3,264
22	American LaFrance	Vehicle Related Manufacturing	513	3,163	—	—	513	3,163
23	Prime Distribution Services	Logistics and Distribution	—	—	1,201	2,958	1,201	2,958
24	Nationwide Mutual Ins	Insurance	—	—	315	2,869	315	2,869
25	Kellogg’s	Consumer Products	—	—	1,142	2,817	1,142	2,817
26	Time Warner	Telecommunications	134	2,814	—	—	134	2,814
27	B&Q	Home Furnishings/Home Improvement	104	2,697	—	—	104	2,697
28	REMEC	Defense and Aerospace	133	2,504	—	—	133	2,504
29	Syngenta Seeds	Agriculture	116	2,473	—	—	116	2,473
30	Dr. Pepper	Food Service and Retail	602	2,460	—	—	602	2,460
31	NCS Pearson, Inc	Education	—	—	153	2,424	153	2,424
32	Verizon Wireless(4)	Telecommunications	—	—	180	2,306	180	2,306
33	Citicorp North America	Financial Services	—	—	194	2,264	194	2,264
34	Iowa College Acquisition Corp.(5)	Education	124	2,241	—	—	124	2,241
35	Royal Caribbean Cruises	Travel/Leisure	—	—	129	2,182	129	2,182
36	American Home Mortgage	Financial Services	—	—	183	2,024	183	2,024
37	Best Buy	Specialty Retail	238	1,657	30	332	268	1,989
38	Markel Midwest, Inc.	Financial Services	100	1,981	—	—	100	1,981
39	Mercy Health Partners of SW Ohio	Pharmaceutical and Health Care Related	—	—	121	1,903	121	1,903
40	Lockheed Martin	Defense and Aerospace	72	1,903	—	—	72	1,903
	Other (231 tenants)		7,004	34,895	3,851	34,986	10,855	69,881

			16,468	$146,436	13,776	$91,668	30,244	$238,104

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

Tenant Industries

Our tenants operate across a wide range of industries. The following table details our tenant-industry concentrations as of September 30, 2012 (in thousands):

	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
Primary Tenant Industry Category	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
Financial Services	1,233	$28,495	514	$5,768	1,747	$34,263
Consumer Products	3,727	13,294	3,510	13,290	7,237	26,584
Pharmaceutical and Health Care Related	888	14,021	710	8,427	1,598	22,448
Internet Retail	330	1,426	3,884	14,951	4,214	16,377
Defense and Aerospace	901	14,926	—	—	901	14,926
Logistics and Distribution	1,226	5,163	2,243	7,932	3,469	13,095
Insurance	271	7,992	438	4,515	709	12,507
Telecommunications	737	9,788	194	2,467	931	12,255
Government	72	2,158	378	8,458	450	10,616
Food Service and Retail	2,032	8,320	40	515	2,072	8,835
Vehicle Related Manufacturing	1,542	8,571	—	—	1,542	8,571
Education	124	2,241	362	5,668	486	7,909
Professional Services	258	5,127	144	1,875	402	7,002
Business Services	733	2,889	310	3,801	1,043	6,690
Software	201	5,623	10	181	211	5,804
Home Furnishings/Home Improvement	554	4,726	70	1,036	624	5,762
Other Manufacturing	850	2,661	154	2,493	1,004	5,154
Specialty Retail	391	3,196	111	1,193	502	4,389
Travel and Leisure	—	—	240	4,228	240	4,228
Agriculture	116	2,472	9	97	125	2,569
Petroleum and Mining	174	1,492	55	646	229	2,138
Apparel Retail	—	—	225	1,897	225	1,897
Executive Office Suites	86	1,728	—	—	86	1,728
Utilities	—	—	127	1,538	127	1,538
Other Retail	22	127	48	692	70	819

Total	16,468	$146,436	13,776	$91,668	30,244	$238,104

(1)

Net Rentable Square Feet for Unconsolidated Properties is at 100%. Annualized Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Tenant Lease Expirations

The following table sets forth a schedule of expiring leases for our consolidated and unconsolidated properties as of September 30, 2012, (Expiring Net Rentable Square Feet and Expiring Base Rent in thousands):

	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
	Expiring Net Rentable Square Feet	Expiring Base Rent	Expiring Net Rentable Square Feet	Expiring Base Rent	Number Of Expiring Leases	Expiring Net Rentable Square Feet	Expiring Base Rent	Percentage of Expiring Base Rent
2012 (Three months ending December 31, 2012)	735	$7,295	62	$866	18	797	$8,161	3.17%
2013	1,584	8,379	644	4,768	43	2,228	13,147	5.10%
2014	1,266	7,648	156	2,187	35	1,422	9,835	3.82%
2015	723	6,273	397	3,959	31	1,120	10,232	3.97%
2016	868	15,487	927	12,972	31	1,795	28,459	11.05%
2017	425	6,493	1,314	10,905	34	1,739	17,398	6.75%
2018	813	8,859	2,184	12,177	22	2,997	21,036	8.16%
2019	2,156	15,631	3,737	18,426	23	5,893	34,057	13.22%
2020	1,875	18,621	30	457	12	1,905	19,078	7.40%
2021	4,126	33,703	2,538	16,436	17	6,664	50,139	19.46%
Thereafter	1,897	30,547	1,787	15,565	20	3,684	46,112	17.90%

Total	16,468	$158,936	13,776	$98,718	286	30,244	$257,654	100.00%

Weighted Average Remaining Term (years)(2)		7.37		6.80				7.15

(1)

Expiring Net Rentable Square Feet for Unconsolidated Properties is at 100%. Expiring Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

(2)	Weighted Average Remaining Term is the average remaining term weighted by Expiring Base Rent.

Property Portfolio Size

Our portfolio size at the end of each quarter since commencement of our initial public offering through September 30, 2012 is as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Cumulative Property Portfolio as of:	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
9/30/2006	9	878	$86,644	—	—	$—	9	878	$86,644
12/31/2006	9	878	86,644	—	—	—	9	878	86,644
3/31/2007	9	878	86,644	—	—	—	9	878	86,644
6/30/2007	10	928	110,491	—	—	—	10	928	110,491
9/30/2007	42	5,439	348,456	—	—	—	42	5,439	348,456
12/31/2007	44	5,576	353,594	—	—	—	44	5,576	353,594
3/31/2008	47	6,257	426,856	—	—	—	47	6,257	426,856
6/30/2008	47	6,257	426,856	1	605	35,636	48	6,862	462,492
9/30/2008	49	6,483	486,777	6	3,307	193,773	55	9,790	680,550
12/31/2008	52	6,771	582,682	8	5,649	273,205	60	12,420	855,887
3/31/2009	52	6,771	582,717	8	5,649	273,130	60	12,420	855,847
6/30/2009	53	7,106	598,103	11	5,976	305,308	64	13,082	903,411
9/30/2009	57	7,805	719,822	11	5,976	305,202	68	13,781	1,025,024
12/31/2009	60	8,630	791,314	13	6,904	356,158	73	15,534	1,147,472
3/31/2010	58	8,407	748,835	18	7,392	418,818	76	15,799	1,167,653
6/30/2010	62	9,086	916,210	22	8,633	471,615	84	17,719	1,387,825
9/30/2010	63	9,295	983,810	22	8,633	471,615	85	17,928	1,455,425
12/31/2010	73	12,800	1,308,560	30	9,901	629,268	103	22,701	1,937,828
3/31/2011	73	12,800	1,308,560	43	11,950	903,508	116	24,750	2,212,068
6/30/2011	75	14,614	1,657,966	43	12,356	917,566	118	26,970	2,575,532
9/30/2011	74	13,906	1,689,048	43	12,355	918,771	117	26,261	2,607,819
12/31/2011(2)	77	14,434	1,747,299	45	13,851	997,506	122	28,285	2,744,805
3/31/2012(2)	78	15,784	1,824,403	46	13,997	1,007,753	124	29,781	2,832,156
6/30/2012(2)	78	15,784	1,842,359	46	13,997	1,007,753	124	29,781	2,850,112
9/30/2012(2)………….	78	16,831	1,920,218	46	13,997	1,008,246	124	30,828	2,928,464

(1)

Net Rentable Square Feet for unconsolidated properties is at 100%. Approximate Total Acquisition Cost is at our pro rata share of effective ownership and does not include our investment in CBRE Strategic Partners Asia.

(2)	Net Rentable Square Feet does not include the projected 300,000 square footage upon completion of 1400 Atwater Drive property.

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

Revenue Recognition and Valuation of Receivables

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $17,810,000 and $16,714,000 as security for such leases at September 30, 2012 and December 31, 2011.

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

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $656,000 and $821,000 as of September 30, 2012 and December 31, 2011, respectively.

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

When circumstances such as adverse market conditions, excessive property vacancies, or declining sales values indicate a possible impairment of the value of a property, we review the recoverability of the property’s carrying value. The review of recoverability is based on our estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. Our forecast of these cash flows considers factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. These factors contain subjectivity and thus are not able to be precisely estimated. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our investments in real estate and the most critical assumption is the expected exit cap rate applied in determining the terminal value.

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

In allocating the purchase consideration of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases; and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the remaining non-cancelable term of the lease and, for below-market leases, over a period equal to the initial term plus any below-market fixed-rate renewal periods. The capitalized below-market lease values, also referred to as acquired lease obligations, are amortized as an increase to rental income over the initial terms of the respective leases and any below-market fixed-rate renewal periods. The capitalized above-market lease values are amortized as a decrease to rental income over the initial terms of the prospective leases.

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

We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, property management fees, property level general and administrative expenses and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our general and administrative expenses. The following table compares the net operating income for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Domestic Industrial Properties
Revenues:
Rental	$11,880	$8,344	$31,646	$22,455
Tenant Reimbursements	2,077	1,748	6,994	5,091

Total Revenues	13,957	10,092	38,640	27,546

Property and Related Expenses:
Operating and Maintenance	529	432	1,781	1,366
General and Administrative	234	179	505	503
Property Management Fee to Related Party	79	68	238	205
Property Taxes	2,086	1,612	6,127	4,824

Total Expenses	2,928	2,291	8,651	6,898

Net Operating Income	11,029	7,801	29,989	20,648

Domestic Office Properties
Revenues:
Rental	24,230	22,415	72,862	59,861
Tenant Reimbursements	6,996	5,481	18,314	14,620

Total Revenues	31,226	27,896	91,176	74,481

Property and Related Expenses:
Operating and Maintenance	3,750	3,704	12,243	10,060
General and Administrative	78	16	277	194
Property Management Fee to Related Party	234	213	695	515
Property Taxes	4,666	3,012	11,411	8,535

Total Expenses	8,728	6,945	24,626	19,304

Net Operating Income	22,498	20,951	66,550	55,177

International Office/Retail Properties
Revenues:
Rental	1,870	1,717	5,358	4,851
Tenant Reimbursements	94	84	258	218

Total Revenues	1,964	1,801	5,616	5,069

Property and Related Expenses:
Operating and Maintenance	94	175	290	533
General and Administrative	67	107	219	181
Property Management Fee to Related Party	83	230	235	376

Total Expenses	244	512	744	1,090

Net Operating Income	1,720	1,289	4,872	3,979

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Reconciliation to Consolidated Net Loss
Total Segment Net Operating Income	35,247	30,041	101,411	79,804
Interest Expense	8,566	9,329	26,033	24,724
General and Administrative	7,162	1,172	10,973	3,386
Investment Management Fee to Related Party	5,159	5,607	17,270	15,100
Acquisition Expenses	1,099	1,044	2,508	12,537
Depreciation and Amortization	18,787	16,656	54,749	43,901
Transition Costs	6,216	0	8,152	0

	(11,742)	(3,767)	(18,274)	(19,844)

Other Income and Expenses
Interest and Other Income	255	460	1,800	1,271
Net Settlement Payments on Interest Rate Swaps	(171)	(178)	(495)	(532)
Gain on Interest Rate Swaps	134	32	380	177
(Loss) Gain on Note Payable at Fair Value	(26)	75	(85)	41
Loss on Early Extinguishment of Debt	(1,191)	0	(1,191)	0
Loss on Swap Termination	(495)	0	(495)	0

Loss from Continuing Operations Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	(13,236)	(3,378)	(18,360)	(18,887)

Provision for Income Taxes	(75)	(85)	(218)	(385)
Equity in Income of Unconsolidated Entities	927	609	2,556	4,160

Net Loss from Continuing Operations	(12,384)	(2,854)	(16,022)	(15,112)

Discontinued Operations
(Loss) Income from Discontinued Operations	0	(18)	0	377
Realized (Loss) Gain from Sale	(0)	426	(415)	301

Income (Loss) From Discontinued Operations	(0)	408	(415)	678

Net Loss	(12,384)	(2,446)	(16,437)	(14,434)
Net Loss Attributable to Non-Controlling Operating Partnership Units	5	4	7	20

Net Loss Attributable to Chambers Street Properties Shareholders	$(12,379)	$(2,442)	$(16,430)	$(14,414)

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

Consolidated Results of Operations

Comparison of Three Months Ended September 30, 2012 to Three Months Ended September 30, 2011

Revenues

Rental

Rental revenue increased $5,504,000, or 17%, to $37,980,000 during the three months ended September 30, 2012 compared to $32,476,000 for the three months ended September 30, 2011. The increase was due to the acquisitions of 70 Hudson Street, 90 Hudson Street, Millers Ferry Road, Sky Harbor Operations Center, Aurora Commerce Center, and Sabal Pavilion (the “2011 Acquisitions”) during the year ended December 31, 2011 and the acquisitions of 2400 Dralle Road and Midwest Commerce Center I (the “2012 Acquisitions”, together with the “2011 Acquisitions”, the “2011 and 2012 Acquisitions”) during the year ended December 31, 2012.

Tenant Reimbursements

Tenant reimbursements increased $1,854,000, or 25%, to $9,167,000 for the three months ended September 30, 2012 compared to $7,313,000 for the three months ended September 30, 2011, due to tenant reimbursement revenue from the 2011 and 2012 Acquisitions.

Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $62,000, or 1%, to $4,373,000 for the three months ended September 30, 2012 compared to $4,311,000 for the three months ended September 30, 2011. The increase was primarily due to operating and maintenance expenses attributable to the 2011 and 2012 Acquisitions.

Property Taxes

Property tax expense increased $2,128,000, or 46%, to $6,752,000 for the three months ended September 30, 2012 compared to $4,624,000 for the three months ended September 30, 2011. The increase in property taxes was due to the 2011 and 2012 Acquisitions.

Interest

Interest expense decreased $763,000, or 8%, to $8,566,000 for the three months ended September 30, 2012 compared to $9,329,000 for the three months ended September 30, 2011 as a result of the payoff of notes payable on REMEC, North Rhett III and 300 Constitution on September 6, 2011, November 22, 2011 and December 21, 2011, respectively, and the payoff of the $25,000,000 loan payable in September 2012.

General and Administrative

General and administrative expense increased $6,067,000, or 412%, to $7,541,000 for the three months ended September 30, 2012 compared to $1,474,000 for the three months ended September 30, 2011. Of the total increase, $5,068,000 was due to salary and other expenses incurred as a result of internalization of management on July 1, 2012; $699,000 was due to the increase in professional fees; $123,000 in general audit fees and Sarbanes-Oxley assistance; $93,000 was due to the increase in directors’ and officers’ insurance and expenses; $41,000 was due to the increase in shareholders servicing fees and report production costs; $28,000 was due to the increase in legal expenses and $15,000 was related to restricted common shares granted to certain of our officers in 2012.

Property Management Fee and Investment Management Fee to Related Party

Property management fee and investment management fee to related party decreased $563,000, or 9%, to $5,555,000 for the three months ended September 30, 2012 compared to $6,118,000 for the three months ended September 30, 2011. The decrease was due to certain adjustments made in accordance with the Transitional Services Agreement.

Acquisition Expenses

Acquisition expenses increased $55,000, or 5%, to $1,099,000 for the three months ended September 30, 2012 compared to $1,044,000 for the three months ended September 30, 2011. The increase was due to an increased value of properties acquired during three months ended September 30, 2012.

Depreciation and Amortization

Depreciation and amortization expense increased $2,131,000, or 13%, to $18,787,000 for the three months ended September 30, 2012 as compared to $16,656,000 for the three months ended September 30, 2011. The net increase was related to the 2011 and 2012 Acquisitions.

Transition Costs

Transition costs increased $6,216,000, or 100%, to $6,216,000 for the three months ended September 30, 2012 as compared to $0 for the three months ended September 30, 2011. The increase was due to expenses incurred during our transition to self-management.

Interest and Other Income

Interest and other income decreased $205,000, or 45%, to $255,000 for the three months ended September 30, 2012 compared to $460,000 for the three months ended September 30, 2011. The decrease was primarily due to lower interest rates in cash and cash equivalents during the three months ended September 30, 2012.

Net Settlement Payments on Interest Rate Swaps

During the three months ended September 30, 2012, we made net payments on interest rate swaps of $171,000 compared to $178,000 during the three months ended September 30, 2011. The decrease is a result of lower variable interest rates for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Gain on Interest Rate Swaps

During the three months ended September 30, 2012, our derivative instruments generated income of $134,000 as compared to $32,000 for the three months ended September 30, 2011 or a year-to-year increase of $102,000.

(Loss) Gain on Note Payable on Fair Value

Loss on notes payables was $26,000 for the three months ended September 30, 2012 compared to a gain of $75,000 for the three months ended September 30, 2011. The year-to-year change is attributable to a stabilization of UK interest rate spreads and base rates used to value the loan.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt increased $1,191,000, or 100%, to $1,191,000 for the three months ended September 30, 2012 compared to $0 for the three months ended September 30, 2011. The increase in loss is due to the payoff of a $25,000,000 loan payable during the three months ended September 30, 2012.

Loss on Swap Termination

Loss on swap termination increased $495,000, or 100%, to $495,000 for the three months ended September 30, 2012 compared to $0 for the three months ended September 30, 2011. The increase in loss is due to the termination of an interest rate swap upon the payoff of a $25,000,000 loan payable during the three months ended September 30, 2012.

Provision for Income Taxes

Provision for income taxes decreased $10,000, or 12%, to $75,000 for the three months ended September 30, 2012 compared to $85,000 for the three months ended September 30, 2011 resulting primarily from decreased state liabilities.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities increased $318,000, or 52%, to $927,000 for the three months ended September 30, 2012 compared $609,000 for the three months ended September 30, 2011. The increase was primarily due to an increase in rental revenue from the acquisitions of Graben Distribution Center I and II by our European JV in December 2011.

Discontinued Operations

Loss from discontinued operations for the three months ended September 30, 2012 was $0. Income from discontinued operations for the three months ended September 30, 2011 was $408,000. Revenues and expenses from discontinued operations represent the activities of the held for sale portfolio of light industrial and warehouse distribution buildings acquired during the year ended December 31, 2010 and sold during the year ended December 31, 2011.

Net Loss Attributable to Non-Controlling Operating Partnership Units

During the three months ended September 30, 2012, net loss attributable to non-controlling interest was $5,000 compared to $4,000 for the three months ended September 30, 2011, or a year-to-year increase of $1,000.

Comparison of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011

Revenues

Rental

Rental revenue increased $22,699,000, or 26%, to $109,866,000 during the nine months ended September 30, 2012 compared to $87,167,000 for the nine months ended September 30, 2011. The increase was due to the 2011 and 2012 Acquisitions.

Tenant Reimbursements

Tenant reimbursements increased $5,637,000, or 28%, to $25,566,000 for the nine months ended September 30, 2012 compared to $19,929,000 for the nine months ended September 30, 2011, due to tenant reimbursement revenue from the 2011 and 2012 Acquisitions.

Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $2,355,000, or 20%, to $14,314,000 for the nine months ended September 30, 2012 compared to $11,959,000 for the nine months ended September 30, 2011. The increase was primarily due to operating and maintenance expenses attributable to the 2011 and 2012 Acquisitions.

Property Taxes

Property tax expense increased $4,179,000, or 31%, to $17,538,000 for the nine months ended September 30, 2012 compared to $13,359,000 for the nine months ended September 30, 2011. The increase in property taxes was due to the 2011 and 2012 Acquisitions and increased property taxes in the Carolina Portfolio.

Interest

Interest expense increased $1,309,000, or 5%, to $26,033,000 for the nine months ended September 30, 2012 compared to $24,724,000 for the nine months ended September 30, 2011 as a result of the assumption of debt related to the 2011 acquisitions of 70 Hudson Street, 90 Hudson Street and Sabal Pavilion, and the placement of debt on Kings Mountain III.

General and Administrative

General and administrative expense increased $7,710,000, or 181%, to $11,974,000 for the nine months ended September 30, 2012 compared to $4,264,000 for the nine months ended September 30, 2011. Of the total increase, $5,068,000 was due to salary and other expenses incurred as a result of the internalization of management on July 1, 2012; $1,208,000 was due to the increase in professional fees; $715,000 was due to the increase in shareholders servicing fees and report production costs; $477,000 was due to the increase in legal expenses; $186,000 was due to the increase in directors’ and officers’ insurance and expenses; $68,000 was due to the increase in general audit fees and Sarbanes-Oxley assistance; and $1,000 was due to increase in organizational costs offset by the reduction of $13,000 related to restricted common shares granted to our independent trustees in 2011 and to certain of our officers in 2012.

Property Management Fee and Investment Management Fee to Related Party

Property management fee and investment management fee to related party increased $2,242,000, or 14%, to $18,438,000 for the nine months ended September 30, 2012 compared to $16,196,000 for the nine months ended September 30, 2011. The increase resulted from the year to year growth in assets under management.

Acquisition Expenses

Acquisition expenses decreased $10,029,000, or 80%, to $2,508,000 for the nine months ended September 30, 2012 compared to $12,537,000 for the nine months ended September 30, 2011. The decrease was due to a reduction of the value of properties acquired during the nine months ended September 30, 2012 as compared to those acquired during the same period in 2011.

Depreciation and Amortization

Depreciation and amortization expense increased $10,848,000, or 25%, to $54,749,000 for the nine months ended September 30, 2012 as compared to $43,901,000 for the nine months ended September 30, 2011. The net increase was related to 2011 and 2012 Acquisitions.

Transition Costs

Transition costs increased $8,152,000, or 100%, to $8,152,000 for the nine months ended September 30, 2012 as compared to $0 for the nine months ended September 30, 2011. The increase was due to expenses incurred during our 2012 transition to self-management.

Interest and Other Income

Interest and other income increased $529,000, or 42%, to $1,800,000 for the nine months ended September 30, 2012 compared to $1,271,000 for the nine months ended September 30, 2011. The increase was primarily due to the recognition of approximately $600,000 of revenue for the lease termination at Fairforest Bldg. 3 in 2012.

Net Settlement Payments on Interest Rate Swaps

During the nine months ended September 30, 2012, we made net payments on interest rate swaps of $495,000 compared to $532,000 during the nine months ended September 30, 2011. The decrease is a result of lower variable interest rates for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Gain on Interest Rate Swaps

During the nine months ended September 30, 2012, our derivative instruments generated income of $380,000 compared to $177,000 for the nine months ended September 30, 2011 or a year-to-year increase of $203,000.

(Loss) Gain on Note Payable at Fair Value

Loss on notes payables was $85,000 for the nine months ended September 30, 2012 compared to a gain of $41,000 for the nine months ended September 30, 2011. The year-to-year change is attributable to a stabilization of UK interest rate spreads and base rates used to value the loan.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt increased $1,191,000, or 100%, to $1,191,000 for the nine months ended September 30, 2012 compared to $0 for the nine months ended September 30, 2011. The increase in loss is due to payoff of a $25,000,000 loan payable during the three months ended September 30, 2012.

Loss on Swap Termination

Loss on swap termination increased $495,000, or 100%, to $495,000 for the nine months ended September 30, 2012 compared to $0 for the nine months ended September 30, 2011. The increase in loss is due to payoff of a $25,000,000 loan payable during the three months ended September 30, 2012.

Provision for Income Taxes

Provision for income taxes decreased $167,000, or 43%, to $218,000 for the nine months ended September 30, 2012 compared to $385,000 for the nine months ended September 30, 2011 resulting primarily from decreased state liabilities.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities decreased $1,604,000, or 39%, to $2,556,000 for the nine months ended September 30, 2012 compared $4,160,000 for the nine months ended September 30, 2011. The decrease was primarily due to the increase in interest expense related to the 2011 placement of debt on 18 Duke joint venture properties and valuation loss related to CBRE Strategic Partners Asia joint venture.

Discontinued Operations

Loss from discontinued operations for the nine months ended September 30, 2012 was $415,000. The loss was attributable to a realized loss from sale of Cherokee Corporate Park which closed in July 2012. Income from discontinued operations for the nine months ended September 30, 2011 was $678,000. Revenues and expenses from discontinued operations represent the activities of the held for sale portfolio of light industrial and warehouse distribution buildings acquired during the year ended December 31, 2010 and sold during the year ended December 31, 2011.

Net Loss Attributable to Non-Controlling Operating Partnership Units

During the nine months ended September 30, 2012, net loss attributable to non-controlling interest was $7,000 compared to $20,000 for the nine months ended September 30, 2011, or a year-to-year decrease of $13,000.

Financial Condition, Liquidity and Capital Resources

Overview

Liquidity is a measurement of the ability to meet cash requirements, including funding investments and ongoing commitments, to repay borrowings, to make distributions to our shareholders and other general business needs. Our sources of funds will primarily be the remaining net proceeds of our follow-on public offering, our current dividend reinvestment plan offering, operating cash flows and borrowings, including under our Amended Wells Unsecured Credit Facility. We believe that these cash resources will be sufficient to satisfy our cash requirements and we do not anticipate a need to raise funds from other than these sources within the next twelve months. Cash flow from operations is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectability of rent and operating escalations and recoveries from our tenants and the level of operating and other costs. Depending on market conditions, we expect that once the net proceeds of our follow-on offering are fully invested, our debt financing may be as much as approximately 65% of the value of the cost of our assets before non-cash reserves and depreciation. The amount of debt we place on an individual property, or the amount of debt incurred by an individual entity in which we invest, may be more or less than 65% of the value of such property or the value of the assets owned by such entity, depending on market conditions and other factors.

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

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to the former investment advisor. During the acquisition and operational stages, certain services related to the acquisition and management of our investments and our operations were provided to us by the former investment advisor pursuant to an advisory agreement entered into in July 2004 which was amended and restated in October 2006, in December 2010 and again in April 2012. The advisory agreement terminated according to its terms on June 30, 2012. Pursuant to the advisory agreement, we made various payments to the former investment advisor, including acquisition fees, investment management fees and payments for reimbursements of certain costs incurred by the former investment advisor in providing related services to us. See Note 11 to the Consolidated Financial Statements “Investment Management and Other Fees to Related Parties,” for a discussion of fees and expenses paid to the former investment advisor for the three and nine months ended September 30, 2012 and 2011, respectively, and for a discussion of our transition to self-management.

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

As of September 30, 2012, we had $191,409,000 cash and cash equivalents available as well as $700,000,000 available under the Unsecured Credit Facility.

Historical Cash Flows

Our net cash provided by operating activities increased by $42,711,000 to $85,971,000 for the nine months ended September 30, 2012, compared to $43,260,000 for the nine months ended September 30, 2011. The increase was primarily due to the positive operating results from 2011 consolidated property acquisitions, the Duke joint venture, the European JV and the receipt of deferred rent from the tenant at 1400 Atwater.

Net cash used in investing activities decreased by $75,651,000 to $147,076,000 for the nine months ended September 30, 2012, compared to $222,727,000 for the nine months ended September 30, 2011. The decrease was primarily due to a reduction in aggregate acquisitions, a decrease in investments in unconsolidated entities and increase in distribution from unconsolidated entities offset by an increase in improvements to investments in real estate and decrease in proceeds from the sale of discontinued operations during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Net cash provided by financing activities decreased by $295,912,000 to $14,389,000 for the nine months ended September 30, 2012, compared to $310,301,000 for the nine months ended September 30, 2011. The decrease was primarily due to a decrease in proceeds from the public offering of $261,630,000, a decrease in proceeds from notes payable of $81,700,000, an increase in distributions to shareholders of $14,812,000, an increase in shareholder redemptions of $10,411,000, a decrease in borrowing on loan payable of $50,000,000 and an increase in deferred financing costs of $4,206,000 offset by a decrease in payment of offering costs of $26,976,000, a decrease in principal payment on loan payable of $60,000,000 and a decrease in principal payments on notes payable of $39,266,000.

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

However, changes in the accounting and reporting rules under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that have been put into effect since the establishment of NAREIT’s definition of FFO have prompted an increase in the non-cash and non-operating items included in FFO. Furthermore, publicly registered, non-traded

REITs typically have a significant amount of acquisition activity during their initial years of investment and operation and therefore we believe require additional adjustments to FFO in evaluating performance. As a result, in addition to presenting FFO in accordance with the NAREIT definition, we also disclose FFO, as adjusted, which excludes the effects of acquisition costs and unrealized gain/loss in investments in unconsolidated entities carried at fair value for GAAP to comply with specialized accounting of the investee, amongst other items discussed in the next paragraph below. FFO, as adjusted, is a useful measure to management’s decision-making process. As discussed below, period to period fluctuations in the excluded items can be driven by short-term factors that are not particularly relevant to our long-term investment decisions, long-term capital structures or long-term tax planning and tax structuring decisions.

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

The following table presents our FFO and FFO, as adjusted for the three and nine months ended September 30, 2012 and 2011 (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Reconciliation of Net Loss to Funds from Operations
Net Loss Attributable to Chambers Street Properties Shareholders	$(12,379)	$(2,442)	$(16,430)	$(14,414)
Adjustments:
Non-Controlling Interest	(5)	(4)	(7)	(20)
Real Estate Depreciation and Amortization	18,787	16,656	54,749	43,901
Realized (Gain) Loss from sale of Discontinued Operations	(0)	(426)	415	(301)
Net Effect of FFO Adjustment from Unconsolidated Entities(1)	13,369	12,830	40,522	33,750

FFO	$19,772	$26,614	$79,249	$62,916
Other Adjustments:
Acquisition Expenses	1,099	1,044	3,027	12,537
Loss on Early Extinguishment of Debt	1,191	0	1,191	0
Loss on Swap Termination	495	0	495	0
Transition Costs	6,216	0	8,152	0
Unrealized Loss / (Gain) from Unconsolidated Entity	(55)	369	743	596

FFO, as adjusted	$28,718	$28,027	$92,857	$76,049

Net loss per share (basic and diluted)	$(0.05)	$(0.01)	$(0.07)	$(0.08)
FFO per share (basic and diluted)	$0.08	$0.13	$0.32	$0.34
FFO as adjusted, per share (basic and diluted)	$0.12	$0.14	$0.37	$0.42

(1)

Represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation) for each of our unconsolidated entities multiplied by the percentage of income or loss recognized by us for each of these unconsolidated entities during each of the quarters.

Notes Payable

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. One of the 13 loans, North Rhett III, was paid off in full on November 22, 2011. Principal payments totaling $3,367,000 were made during the nine months ended September 30, 2012. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

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

On May 30, 2008, we entered into a £7,500,000 financing arrangement with the Royal Bank of Scotland plc secured by the Thames Valley Five property. On July 27, 2010, we paid down the loan by £1,860,000 leaving a loan balance of £5,640,000 ($9,107,000 at September 30, 2012). The loan is for a term of five years (with a two year extension option) and bears interest at a variable rate adjusted quarterly, based on nine month GBP-based LIBOR plus 1.01%. On August 14, 2008, we entered into an interest rate swap agreement that fixed the GBP-based LIBOR at 5.41% for the loan’s remaining term and therefore effectively fixed the mortgage note’s all-in interest rate at 6.42% per annum for its remaining term. In conjunction with the loan paydown, we incurred a cost of £227,000 ($361,000 at August 3, 2010) to reduce the notional amount of the interest rate swap from £7,500,000 to £5,640,000. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On October 10, 2008, we entered into a £5,771,000 ($9,318,000 at September 30, 2012) financing agreement with the Royal Bank of Scotland plc secured by Albion Mills Retail Park property. The loan is for a term of five years and bears interest at a variable rate adjusted quarterly, based on three month GBP-based LIBOR plus 1.31%. On November 25, 2008, we entered into an interest rate swap agreement that fixed the GBP-based LIBOR at 3.94% and therefore effectively fixed the mortgage note’s all-in interest rate at 5.25% per annum for its remaining term. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On November 18, 2008, in connection with the acquisition of Avion Midrise III & IV, we assumed a $20,851,000 ($22,186,000 face value less discount of $1,335,000) fixed-rate mortgage loan from Capmark Finance, Inc. that bears interest at a rate of 5.52% per annum and matures on April 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $338,000 were made during the nine months ended September 30, 2012.

On August 5, 2009, in connection with the acquisition of 12650 Ingenuity Drive, we assumed a $12,572,000 ($13,539,000 face value less a discount of $967,000) fixed-rate mortgage loan from PNC Bank, National Association which bears interest at a rate of 5.62% and matures on October 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $300,000 were made during the nine months ended September 30, 2012.

On August 10, 2009, we entered into a £13,975,000 ($22,566,000 at September 30, 2012) financing agreement with the Abbey National Treasury Services plc secured by the Maskew Retail Park property. On September 24, 2009, we drew the full amount of the loan and concurrently entered into an interest rate swap agreement that fixed the GBP-based LIBOR at 3.42% and therefore effectively fixed the mortgage note’s all-in interest rate at 5.68% per annum for its remaining term. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On June 24, 2010, we assumed two loans in connection with the acquisition of One Wayside Road: (i) a $14,888,000 ($14,633,000 at face value plus a premium of $255,000) fixed-rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.66% and matures on August 1, 2015; and (ii) a $12,479,000 ($12,132,000 at face value plus a premium of $347,000) fixed-rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.92% and matures on August 1, 2015. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $484,000 were made during the nine months ended September 30, 2012 on the two loans.

On September 28, 2010, we assumed two loans in connection with the acquisition of 100 Tice Blvd.: (i) a $23,136,000 ($21,218,000 at face value plus a premium of $1,918,000) fixed-rate loan from Principal Life Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017; (ii) a $23,136,000 ($21,217,000 at a face value plus a premium of $1,919,000) fixed-rate mortgage from Hartford Life and Accidental Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $771,000 were made during the nine months ended September 30, 2012 on the two loans.

On December 7, 2010, we entered into a $85,000,000 secured term loan through a subsidiary with Wells Fargo Bank, National Association, or the Pacific Corporate Park Loan. The Pacific Corporate Park Loan has a seven-year term, monthly amortization of $250,000 and is secured by Pacific Corporate Park. Upon closing of the Pacific Corporate Park Loan on December 7, 2010, we entered into an interest rate swap agreement with Wells Fargo Bank, National Association to effectively fix the interest rate on the entire outstanding Pacific Corporate Park Loan amount at 4.89% for its seven-year term. Principal and interest payments are due monthly and principal payments totaling $2,000,000 were made during the nine months ended September 30, 2012.

On December 29, 2010, we entered into a $12,600,000 secured term loan through Woodmen of The World Life Insurance Society secured by the Ten Parkway North property. The Ten Parkway North loan bears interest at a fixed rate of 4.75% per annum and matures on January 1, 2021. Principal and interest payments are due monthly and principal payments totaling $210,000 were made during the nine months ended September 30, 2012.

Beginning January 2011, principal and interest payments are due monthly on the $9,725,000 term loan secured by the Deerfield Commons I that was originally entered into on November 29, 2005. The loan bears interest at a fixed rate of 5.23% per annum and interest only payments were due monthly for the first 60 months. Principal payments totaling $108,000 were made during the nine months ended September 30, 2012.

On February 8, 2011, we entered into five cross-collateralized secured term loans totaling $37,000,000 with ING USA Annuity and Life Insurance Company secured by the following properties: 4701 Gold Spike Road, $10,650,000, Summit Distribution Center, $6,700,000, Tolleson Commerce Park II, $4,600,000, 3660 Deerpark Blvd., $7,650,000 and 1985 International Way, $7,400,000. The loans bear interest at a fixed rate of 4.45% and mature on March 1, 2018. Principal and interest payments are due monthly and principal payments totaling $464,000 were made during the nine months ended September 30, 2012.

On February 28, 2011, we entered into a $33,000,000 secured term loan with TD Bank secured by the 100 Kimball Drive property. Upon closing the 100 Kimball Drive loan, we simultaneously entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the entire outstanding loan amount to 5.25% for its ten-year term. Principal and interest payments are due monthly and principal payments totaling $498,000 were made during the nine months ended September 30, 2012.

On April 11, 2011, in connection with the acquisition of 70 Hudson Street, we assumed a $124,113,000 ($120,857,000 face value plus a premium of $3,256,000) fixed-rate mortgage loan from Lehman Brothers Bank, FSB that bears interest at a rate of 5.65% and matures on April 11, 2016. Principal and interest payments are due monthly and principal payments totaling $1,300,000 were made during the nine months ended September 30, 2012.

On April 11, 2011, in connection with the acquisition of 90 Hudson Street, we assumed a $120,247,000 ($117,562,000 face value plus a premium of $2,685,000) fixed-rate mortgage loan from Teachers Insurance and Annuity Association of America that bears interest at a rate of 5.66% and matures on May 1, 2016. On July 14, 2011, we and Teachers Insurance and Annuity Association of America, agreed to modify the $117,562,000 existing mortgage loan assumed by us. The loan was modified to extend its maturity by three years, from May 1, 2016 to May 1, 2019. The 5.66% annual interest rate was unchanged but is subject to a new 30-year amortization schedule. We pre-paid approximately $8,600,000 of loan’s balance (with no pre-payment penalty) in connection with the modification. Principal and interest payments are due monthly and principal payments totaling $960,000 were made during the nine months ended September 30, 2012.

On June 24, 2011, we entered into a $11,700,000 secured term loan with TD Bank secured by the Kings Mountain III property. Effective July 1, 2011, we entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the entire outstanding loan amount to 4.47% for its seven-year term. Principal and interest payments are due monthly and principal payments totaling $194,000 were made during the nine months ended September 30, 2012.

On December 30, 2011, in connection with the acquisition of Sabal Pavilion, we assumed a $15,428,000 ($14,700,000 face value plus a premium of $728,000) fixed-rate mortgage loan from U.S. Bank National Association that bears interest at a rate of 6.38% and matures on August 1, 2013. Interest payments are due monthly with principal due at maturity.

Loan Payable

On May 26, 2010, we entered into a $70,000,000 revolving credit facility with Wells Fargo Bank, N.A., or the Wells Fargo Credit Facility. The initial maturity date of the Wells Fargo Credit Facility was May 26, 2014, however we could extend the maturity date to May 26, 2015, subject to certain conditions. $15,000,000 of the Wells Fargo Credit Facility was initially drawn upon closing on May 26, 2010, with $55,000,000 initially remaining available for disbursement during the term of the facility. We had the right to prepay any outstanding amount of the Wells Fargo Credit Facility, in whole or in part, without premium or penalty at any time during the term of this Wells Fargo Credit Facility, however, we initially could not reduce the outstanding principal balance below a minimum outstanding amount of $15,000,000, without reducing the total $70,000,000 Wells Fargo Credit Facility capacity. Initially, the Wells Fargo Credit Facility had a floating interest rate of 300 basis points over LIBOR, however this interest rate would be at least 4.00% for any of the outstanding balance that was not subject to an interest rate swap with an initial term of at least two years.

Upon closing on May 26, 2010, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. to effectively fix the interest rate on the initial $15,000,000 outstanding loan amount at 5.10% for the four-year term of the facility. The interest rate swap was designated as a qualifying cash flow hedge at the start date of the hedge relationship as described in Note 15 “Derivative Instruments.” The Wells Fargo Credit Facility was initially secured by our 13201 Wilfred, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, Crest Ridge Corporate Center I and West Point Trade Center properties. In addition, CSP OP provided a limited guarantee for the Wells Fargo Credit Facility.

On August 31, 2010, we entered into an amended and restated credit agreement with Wells Fargo Bank, N.A. to expand the Wells Fargo Credit Facility from its initial capacity of $70,000,000 to an amended capacity of $125,000,000 (the “Amended Wells Fargo Credit Facility”). In connection with the Amended Wells Fargo Credit Facility, the minimum outstanding amount was increased to $25,000,000 and as such an additional $10,000,000 was drawn (in addition to the $15,000,000 initially drawn on May 26, 2010) with the remaining $100,000,000 available for disbursement during the term of the facility. The Amended Wells Fargo Credit Facility was secured by an additional three of our properties, for a total of eight properties in all: 13201 Wilfred Lane, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, Crest Ridge Corporate Center, West Point Trade Center, 5160 Hacienda Drive, 10450 Pacific Center Court and 225 Summit Avenue. The interest rate was reduced by 25 basis points to 275 basis points over LIBOR (which rate would apply to all withdrawals from the Amended Wells Fargo Credit Facility other than the initial $15,000,000 that was drawn on May 26, 2010) and the initial interest rate floor of 4.00% was eliminated. The initial maturity date remained May 26, 2014, however we could extend the maturity date to May 26, 2015, subject to certain conditions.

On September 13, 2012, we entered into a credit agreement (the “Credit Agreement”) with a group of lenders to provide CSP OP with an unsecured, revolving credit facility (the “Unsecured Credit Facility”) with an initial capacity of $700,000,000. The Unsecured Credit Facility replaced the Amended Wells Fargo Credit Facility, which was terminated concurrently with the closing of the Unsecured Credit

Facility. The Company paid the $25,000,000 outstanding balance of the Amended Wells Fargo Credit Facility with cash on hand and expensed the unamortized deferred financing costs associated with obtaining the loan totaling $1,191,000. No borrowings were outstanding under the Unsecured Credit Facility as of September 30, 2012. The Unsecured Credit Facility has a term of four years, which term may be extended for one year at the option of CSP OP provided that CSP OP is not then in default and upon payment of customary extension fees. The Unsecured Credit Facility has no minimum outstanding balance requirements. Under certain circumstances, CSP OP may request an increase in the capacity of the Unsecured Credit Facility by up to an additional $700,000,000, to an aggregate size of $1,400,000,000, although none of the lenders has any obligation to participate in such increase. The Unsecured Credit Facility includes a $25,000,000 swingline sub-facility and a $25,000,000 letter of credit sub-facility. CSP OP paid customary arrangement and commitment fees to the lenders in connection with the Unsecured Credit Facility. The Company and certain of its subsidiaries have provided a guaranty in connection with the Unsecured Credit Facility.

The loans under the Unsecured Credit Facility will bear interest, at CSP OP’s election, based on (i) LIBOR, for interest periods of one, three or six months, plus the applicable margin, or (ii) the LIBOR Market Index Rate plus the applicable margin (if the LIBOR Market Index Rate is unavailable, the per annum rate of interest would be the Federal Funds Rate plus 1.5%, plus the applicable margin). The LIBOR Market Index Rate is LIBOR in respect of loans of one-month interest periods, determined on a daily basis, plus the applicable margin. The applicable margin is (i) for periods prior to the Company or CSP OP having a credit rating, based on the Company’s then current leverage ratio, and (ii) during such periods when the Company or CSP OP has a credit rating, based on its then current credit rating. The applicable margin can vary from (i) 1.60% to 2.35% based upon the then current leverage ratio, or (ii) 1.00% to 1.80% based upon a then current credit rating of the Company or CSP OP. As of the closing of the Unsecured Credit Facility, the current stated applicable margin was 1.60%. CSP OP will pay customary fees in connection with borrowings under the Unsecured Credit Facility. Further, CSP OP may prepay any revolving or swingline loan, in whole or in part, at anytime without premium or penalty.

Under the Unsecured Credit Facility, the Company will be subject to certain financial covenants that require, among other things: the maintenance of (i) a leverage ratio of not more than 0.60; (ii) a fixed charge coverage ratio of at least 1.50; (iii) a secured leverage ratio of not more than (a) 0.45 prior to the Unsecured Credit Facility’s second anniversary, or (b) 0.40 thereafter; (iv) an unencumbered leverage ratio of not more than 0.60; (v) a ratio of unencumbered net operating income to unsecured interest expense of at least 1.75 (unless the Company or CSP OP obtains an investment grade credit rating, in which case this requirement is eliminated); (vi) minimum tangible net worth of $1,653,403,000 plus 85% of the net proceeds of certain future equity issuances; and (vii) unencumbered asset value of at least $400,000,000. In addition, the Unsecured Credit Facility contains a number of customary non-financial covenants including those restricting liens, mergers, sales of assets, certain investments in unimproved land and mortgage receivables, intercompany transfers, transactions with affiliates and distributions.

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

2012 Quarters	First	Second	Third
Total distributions declared and paid	$36,726,000	$37,366,000	$37,374,000
Distributions per share	$0.15	$0.15	$0.15
Amount of distributions per share funded by cash flows provided by operating activities	$0.1282	$0.1005	$0.1186
Amount of distributions per share funded by uninvested proceeds from financings of our properties	$0.0218	$0.0495	$0.0314

2011 Quarters	First	Second	Third	Fourth
Total distributions declared and paid	$25,306,000	$27,125,000	$29,911,000	$32,785,000
Distributions per share	$0.15	$0.15	$0.15	$0.15
Amount of distributions per share funded by cash flows provided by operating activities	$0.0758	$0.0707	$0.0888	$0.0716
Amount of distributions per share funded by uninvested proceeds from financings of our properties	$0.0742	$0.0793	$0.0612	$0.0784

On September 18, 2012, our Board of Trustees approved a quarterly distribution to shareholders of $0.15 per common share for the fourth quarter of 2012. The distribution will be calculated on a daily basis and paid on January 11, 2013 to shareholders of record during the period October 1, 2012 through and including December 31, 2012. However, no assurance can be made that distributions will be sustained at current levels.

For the quarter ended September 30, 2012, distributions were funded 79.04% by cash flows provided by operating activities and 20.96% from uninvested proceeds from financings of our properties. In addition, distributions totaling $16,917,000 were reinvested in our common shares pursuant to our dividend reinvestment plan during the quarter ended September 30, 2012.

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

Total distributions declared and paid for the period from inception (July 1, 2004) through September 30, 2012 were $401,637,000 and total Funds from Operations for the period from inception (July 1, 2004) through September 30, 2012 were $268,456,000. For a discussion of our supplemental financial measures, see “—Non-GAAP Supplemental Financial Measure: Funds from Operations.”

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

Off-Balance Sheet Arrangements

As of September 30, 2012, we had five Investments in Unconsolidated Entities: (i) a 5.07% ownership interest in CBRE Strategic Partners Asia; (ii) an 80% ownership interest in the Duke joint venture; (iii) a 90% ownership interest in Afton Ridge; (iv) an 80% ownership interest in the UK JV; and (v) an 80% ownership interest in the European JV. Our investments are discussed in Note 5, to the accompanying consolidated financial statements “Investments in Unconsolidated Entities.”

Contractual Obligations and Commitments

The following table provides information with respect to our consolidated property contractual obligations at September 30, 2012 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Note Payable (and interest payments) Collateralized by Deerfield Commons I	(11,049)	(643)	(1,286)	(9,120)	—
Note Payable (and interest payments) Collateralized by Bolingbrook Point III	(8,870)	(416)	(8,454)	—	—
Notes Payable (and interest payments) Collateralized by the Carolina Portfolio	(58,865)	(6,579)	(12,852)	(12,852)	(26,582)
Note Payable (and interest payments) Collateralized by Lakeside Office Center	(10,467)	(650)	(9,817)	—	—
Note Payable (and interest payments) Collateralized by Thames Valley Five(1)	(9,651)	(9,651)	—	—	—
Note Payable (and interest payments) Collateralized by Albion Mills Retail Park(1)	(9,813)	(482)	(9,331)	—	—
Note Payable (and interest payments) Collateralized by Avion Midrise III & IV	(22,371)	(1,618)	(20,753)	—	—
Note Payable (and interest payments) Collateralized by 12650 Ingenuity Drive	(13,794)	(1,118)	(12,676)	—	—
Note Payable (and interest payments) Collateralized by Maskew Retail Park(1)	(25,286)	(1,280)	(24,006)	—	—
Note Payable (and interest payments) Collateralized by One Wayside Road	(29,485)	(2,127)	(27,358)	—	—
Note Payable (and interest payments) Collateralized by 100 Tice Blvd.	(51,673)	(3,469)	(6,939)	(41,265)	—
Note Payable (and interest payments) Collateralized by Ten Parkway North	(16,419)	(862)	(1,724)	(1,724)	(12,109)
Note Payable (and interest payments) Collateralized by Pacific Corporate Park(1)	(98,293)	(6,833)	(13,225)	(12,638)	(65,597)
Note Payable (and interest payments) Collateralized by 4701 Gold Spike Drive	(12,800)	(644)	(1,288)	(1,288)	(9,580)
Note Payable (and interest payments) Collateralized by 1985 International Way	(8,894)	(447)	(895)	(895)	(6,657)
Note Payable (and interest payments) Collateralized by Summit Distribution Center	(8,052)	(405)	(810)	(810)	(6,027)
Note Payable (and interest payments) Collateralized by 3660 Deerpark Boulevard	(9,193)	(462)	(925)	(925)	(6,881)
Note Payable (and interest payments) Collateralized by Tolleson Commerce Park II	(5,528)	(278)	(556)	(556)	(4,138)
Note Payable (and interest payments) Collateralized by 100 Kimball Drive(1)	(44,991)	(2,391)	(4,783)	(4,783)	(33,034)
Note Payable (and interest payments) Collateralized by 70 Hudson Street	(142,037)	(8,585)	(17,169)	(116,283)	—
Note Payable (and interest payments) Collateralized by 90 Hudson Street	(145,247)	(7,524)	(15,048)	(15,048)	(107,627)
Note Payable (and interest payments) Collateralized by Kings Mountain III(1)	(14,194)	(783)	(1,567)	(1,567)	(10,277)
Note Payable (and interest payments) Collateralized by Sabal Pavilion	(15,482)	(15,482)	—	—	—

Total	$(772,454)	$(72,729)	$(191,462)	$(219,754)	$(288,509)

(1)

These contractual obligations include the expected net payments due under interest rate swap agreements where in each case we have swapped our variable interest rate payments due under the debt agreements for fixed rates of interest payments.

The following table provides information with respect to our unconsolidated property contractual obligations at September 30, 2012 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Notes Payable (and interest payments) Collateralized by Duke Joint Venture properties.	$(457,883)	$(23,753)	$(154,550)	$(100,704)	$(178,876)
Note Payable (and interest payments) Collateralized by Afton Ridge Joint Venture properties	(24,367)	(1,308)	(23,059)	—	—
Note Payable (and interest payments) Collateralized by European JV	(35,829)	(749)	(1,549)	(1,555)	(31,976)

Total Notes Payable Collateralized by Unconsolidated Properties(1)	$(518,079)	$(25,810)	$(179,158)	$(102,259)	$(210,852)

(1)	Unconsolidated payment amounts are at our pro rata share of effective ownership and exclude our investment in CBRE Strategic Partners Asia.

As of September 30, 2012, we were committed to pay $0 in accrued offering costs. We believe that all offering costs have been paid as of September 30, 2012.

As of September 30, 2012, we had an unfunded investment commitment in CBRE Strategic Partners Asia totaling $2,474,000. The timing of future payment is uncertain.

Income Taxes

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2004. As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute currently to our shareholders. Under the Internal Revenue Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they generally distribute at least 90% of their annual net taxable income (excluding net capital gains) to their shareholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Even if we qualify as a REIT, we may still be subject to state, local and foreign taxes on our income and property and to U.S. federal income and excise taxes on our undistributed gross income. Our properties located in Texas are subject to a Texas Gross Margin Tax, Deerfield Commons I is subject to a Georgia Net Worth Tax, properties located in Massachusetts are subject to a Massachusetts Net Worth Tax and properties located in North Carolina are subject to a North Carolina Franchise Tax under which we incurred a total of approximately $75,000 and $85,000, $218,000 and $385,000 of taxes for the three and nine months ended September 30, 2012 and 2011, respectively.

Inflation

The real estate market has not been affected significantly by inflation in the past several years due to the relatively low inflation rate. With the exception of leases with tenants in multifamily properties, we expect to include provisions in the majority of our tenant leases designed to protect us from the impact of inflation. These provisions will include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases, annual reimbursement of operating expenses above a certain allowance. Due to the generally long-term nature of these leases, annual rent increases may not be sufficient to cover inflation and rent may be below-market. Leases in multifamily properties generally turn over on an annual basis and do not typically present the same issue regarding inflation protection due to their short-term nature.

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

Notes Payable secured by real property are summarized as follows (in thousands):

	Interest Rate as of		Maturity Date	Notes Payable as of
Property	September 30, 2012	December 31, 2011		September 30, 2012	December 31, 2011
Deerfield Commons I.	5.23%	5.23%	December 1, 2015	$9,479	$9,587
Bolingbrook Point III	5.26	5.26	January 1, 2015	7,900	7,900
Fairforest Bldg. 5(1)	6.33	6.33	February 1, 2024	8,975	9,368
Fairforest Bldg. 6(1)	5.42	5.42	June 1, 2019	2,479	2,703
HJ Park—Bldg. 1(1)	4.98	4.98	March 1, 2013	150	369
North Rhett I(1)	5.65	5.65	August 1, 2019	2,929	3,547
North Rhett II(1)	5.20	5.20	October 1, 2020	1,869	2,005
North Rhett IV(1)	5.80	5.80	February 1, 2025	9,061	9,427
Mt Holly Bldg.(1)	5.20	5.20	October 1, 2020	1,869	2,006
Orangeburg Park Bldg.(1)	5.20	5.20	October 1, 2020	1,900	2,040
Kings Mountain I(1)	5.27	5.27	October 1, 2020	1,618	1,737
Kings Mountain II(1)	5.47	5.47	January 1, 2020	4,721	5,105
Union Cross Bldg. I(1)	5.50	5.50	July 1, 2021	2,397	2,552
Union Cross Bldg. II(1)	5.53	5.53	June 1, 2021	7,313	7,791
Thames Valley Five(2)(3)	6.42	6.42	May 30, 2013	9,107	8,762
Lakeside Office Center	6.03	6.03	September 1, 2015	8,890	8,973
Albion Mills Retail Park(2)(4)(5)	5.25	5.25	October 10, 2013	9,318	8,965
Avion Midrise III & IV(6)	5.52	5.52	April 1, 2014	20,582	20,920
12650 Ingenuity Drive(7)	5.62	5.62	October 1, 2014	12,376	12,677
Maskew Retail Park(2)(8)	5.68	5.68	August 10, 2014	22,566	21,710
One Wayside Road(9)	5.66	5.66	August 1, 2015	13,839	14,115
One Wayside Road(9)	5.92	5.92	August 1, 2015	11,536	11,743
100 Tice Blvd(10)	5.97	5.97	September 15, 2017	20,226	20,612
100 Tice Blvd(10)	5.97	5.97	September 15, 2017	20,226	20,611
Ten Parkway North	4.75	4.75	January 1, 2021	12,144	12,354
Pacific Corporate Park(11)	4.89	4.89	December 7, 2017	79,750	81,750
4701 Gold Spike Drive(12)	4.45	4.45	March 1, 2018	10,387	10,521
1985 International Way(12)	4.45	4.45	March 1, 2018	7,217	7,310
Summit Distribution Center(12)	4.45	4.45	March 1, 2018	6,535	6,619
3770 Deerpark Boulevard(12)	4.45	4.45	March 1, 2018	7,461	7,557
Tolleson Commerce Park II(12)	4.45	4.45	March 1, 2018	4,486	4,544
100 Kimball Drive(13)	5.25	5.25	March 1, 2021	32,023	32,521
70 Hudson Street(14)	5.65	5.65	April 11, 2016	118,440	119,740
90 Hudson Street(14)	5.66	5.66	May 1, 2019	106,959	107,918
Kings Mountain III(15)	4.47	4.47	July 1, 2018	11,401	11,595
Sabal Pavilion(16)	6.38	6.38	August 1, 2013	14,700	14,700

Notes Payable				622,829	632,354
Plus Premium				8,061	9,595
Less Discount				(2,297)	(2,838)
Less Albion Mills Retail Park Fair Value Adjustment				(110)	(190)

Notes Payable Net of Premium / Discount and Fair Value Adjustment				$628,483	$638,921

(1)

These notes payable were assumed from the seller of these properties on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount. The North Rhett III loan was paid off in full on November 22, 2011.

(2)	These loans are subject to certain financial covenants (interest coverage and loan to value).

(3)

We entered into an interest rate swap agreement that fixes the GBP-based LIBOR at 5.41% through its expiration on May 30, 2013, and therefore, including the mortgage note’s spread of 1.01% over GBP-based LIBOR, effectively fixed the mortgage note’s all-in interest rate at 6.42% per annum for its remaining term. The stated rates, not including the interest rate swap, on the mortgage note payable were 1.79% and 1.98% at September 30, 2012 and December 31, 2011, respectively, and were based on GBP LIBOR plus a spread of 1.01%.

(4)

The Albion Mills Retail Park notes payable balance is presented at cost basis. This loan is carried on our balance sheet at fair value. See Note 17 “Fair Value of Financial Instruments and Investments.”

(5)

We entered into an interest rate swap agreement that fixes the GBP-based LIBOR at 3.94% through its expiration on October 10, 2013, and therefore, including the mortgage note’s spread of 1.31% over GBP-based LIBOR, effectively fixed the mortgage note’s all-in interest rate at 5.25% per annum for its remaining term. The stated rates, not including the interest rate swap, on the mortgage note payable were 2.09% and 2.28% at September 30, 2012 and December 31, 2011, respectively, and were based on GBP LIBOR plus a spread of 1.31%.

(6)	The loan was assumed from the seller of Avion Midrise III & IV on November 18, 2008 and was recorded at estimated fair value which includes the discount.

(7)	The loan was assumed from the seller of 12650 Ingenuity Drive on August 5, 2009 and was recorded at estimated fair value which includes the discount.

(8)

We entered into an interest rate swap agreement that fixes the GBP-based LIBOR at 3.42% through its expiration on August 10, 2014, and therefore, including the mortgage note’s spread of 2.26% over GBP-based LIBOR, effectively fixed the mortgage note’s all-in interest rate at 5.68% per annum for its remaining term. The stated rates, not including the interest rate swap, on the mortgage note payable were 3.04% and 3.23% at September 30, 2012 and December 31, 2011, respectively, and were based on GBP LIBOR plus a spread of 2.26%.

(9)	The two loans were assumed from the seller of One Wayside Road on June 24, 2010 and were recorded at estimated fair value which includes the premiums.

(10)	The two loans were assumed from the seller of 100 Tice Blvd. on September 28, 2010 and were recorded at estimated fair value which includes the premiums.

(11)

We entered into an interest rate swap agreement that fixes LIBOR at 2.69% through its expiration on December 7, 2017, and therefore, including the mortgage note’s spread of 2.26% over LIBOR, effectively fixed the mortgage note’s all-in interest rate at 4.98% per annum for its remaining term. The stated rates, not including the interest rate swap, on the mortgage note payable were 2.45% and 2.52% at September 30, 2012 and December 31, 2011, respectively, and were based on LIBOR plus a spread of 2.20%.

(12)	We entered into five loans totaling $37,000,000 on February 8, 2011 that are cross-collateralized by these properties.

(13)

We entered into an interest rate swap agreement that fixes LIBOR at 3.50% through its expiration on March 1, 2021, and therefore, including the mortgage note’s spread of 1.75% over LIBOR, effectively fixed the mortgage note’s all-in interest rate at 5.25% per annum for its remaining term. The stated rates, not including the interest rate swap, on the mortgage note payable were 1.98% and 2.02% at September 30, 2012 and December 31, 2011, respectively, and were based on LIBOR plus a spread of 1.75%.

(14)	The two loans were assumed from the seller of 70 Hudson Street and 90 Hudson Street, respectively, on April 11, 2011 and were recorded at estimated fair value which includes the premiums.

(15)

We entered into an interest rate swap agreement that fixes LIBOR at 2.47% through its expiration on July 1, 2018 and therefore, including the mortgage note’s spread of 2.00% over LIBOR, effectively fixed the mortgage note’s all-in interest rate at 4.47% per annum for its remaining term. The stated rates, not including the interest rate swap, on the mortgage note payable were 2.23% and 2.27% at September 30, 2012 and December 31, 2011, respectively, and were based on LIBOR plus a spread of 2.00%.

(16)

The loan was assumed from the seller of Sabal Pavilion on December 30, 2011 and was recorded at estimated fair value which includes the premium. The anticipated maturity date as presented represents the early prepayment option date prior to the automatic debt extension which would include an increase in the interest rate to 11.38% and extend until the loan is paid in full.

Upon the maturity of our debt, there is a market risk as to the prevailing rates at the time of refinancing. Changes in market rates on our fixed-rate debt affect the fair market value of our debt but it has no impact on interest expense or cash flow. A 100 basis point increase or decrease in interest rates on our fixed-rate debt would not increase or decrease our annual interest expense on our fixed-rate debt.

The fair value of long-term debt was estimated based on current interest rates available to us for debt instruments with similar terms. The following tables summarize our financial instruments and their calculated fair value at September 30, 2012 and December 31, 2011 (in thousands):

	As of September 30, 2012
	Carrying Value	Total Fair Value
Financial Assets (Liabilities):
Interest Rate Swaps—Non Qualifying	$(605)	$(605)
Interest Rate Swaps—Qualifying	(14,002)	(14,002)
Notes Payable	(628,483)	(663,353)

A 100 basis point increase or decrease in interest rates would increase or decrease the fair market value of our notes payable by $25,169,000 at September 30, 2012. In addition, a 100 basis point increase or decrease in interest rates would either increase or decrease annual variable interest expense as follows: approximately $91,000 on the Thames Valley Five property, approximately $93,000 on the Albion Mills Retail Park property and approximately $226,000 on the Maskew Retail Park property.

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

Debt Maturities

The following table details our consolidated and unconsolidated debt maturities as of September 30, 2012 (in thousands):

	Consolidated Debt			Unconsolidated Debt(1)			Consolidated & Unconsolidated Debt(1)
	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total
2012 (Three months ending December 31, 2012)	$3,811	—	$3,811	$1,239	$—	$1,239	$5,050	$—	$5,050
2013(2)	15,413	33,125	48,538	5,071	102,310	107,381	20,484	135,435	155,919
2014	15,580	53,878	69,458	5,262	40,640	45,902	20,842	94,518	115,360
2015	15,372	48,749	64,121	5,337	66,959	72,296	20,709	115,708	136,417
2016	13,833	111,276	125,109	4,137	8,052	12,189	17,970	119,328	137,298
2017	13,328	98,327	111,655	4,031	31,955	35,986	17,359	130,282	147,641
2018	8,946	41,789	50,735	3,640	23,822	27,462	12,586	65,611	78,197
2019	6,882	95,265	102,147	3,121	4,416	7,537	10,003	99,681	109,684
2020	5,379	—	5,379	3,273	—	3,273	8,652	—	8,652
2021	2,650	34,032	36,682	2,518	118,257	120,775	5,168	152,289	157,457
2022	1,870	—	1,870	—	—	—	1,870	—	1,870
Thereafter	3,324	—	3,324	—	—	—	3,324	—	3,324

Total	$106,388	$516,441	$622,829	$37,629	$396,411	$434,040	$144,017	$912,852	$1,056,869

Weighted Average Remaining Term (Years)			4.89			4.80			4.85
Weighted Average Interest Rate			5.47%			4.81%			5.20%

(1)	Unconsolidated debt amounts are at our pro rata share of effective ownership.

(2)

The Thames Valley Five consolidated debt ($9,107,000 at September 30, 2012) maturity date may be extended for an additional two years from May, 2013 to May, 2015. In addition, Afton Ridge has the option to extend the maturity date of the unconsolidated debt ($22,950,000 at September 30, 2012—our share) for one additional year from October 2013 to October 2014.

Encumbered and Unencumbered Properties

The following table details our Encumbered and Unencumbered properties as of September 30, 2012 (Approximate Acquisition Cost and Debt Balance in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
	Properties	Approximate Total Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance
Encumbered Properties.	35	$1,141,430	$622,829	37	$894,494	$434,040	72	$2,035,924	$1,056,869
Unencumbered Properties.	43	778,788	—	9	113,752	—	52	892,540	—

Total Properties	78	$1,920,218	$622,829	46	$1,008,246	$434,040	124	$2,928,464	$1,056,869

(1)

Number of Properties at 100%. Approximate Acquisition Cost and Debt Balance for Unconsolidated Properties are at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Subsequent Events

On November 7, 2012, we acquired 20000 S. Diamond Lake Road, located in Rogers, Minnesota, a suburb of Minneapolis, for approximately $18,500,000, exclusive of fees and customary closing costs. We funded the acquisition using the net proceeds from our completed public offering of common shares of beneficial interest. 20000 S. Diamond Lake Road is a 280,577 square foot warehouse/distribution center completed in 2004 that is 100% leased to Archway Marketing Services, Inc. through October 2016 and is used as a regional storage and fulfillment center. Archway Marketing Services, Inc. is a subsidiary of Archway Marketing Holdings, Inc., which is a national marketing and logistics service provider.

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

Changes in Internal Controls Over Financial Reporting

No changes in internal control over financial reporting occurred during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any material legal proceedings as of September 30, 2012.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in Item 1.A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2011 and in Item 1.A. to Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities and Repurchases of Securities

During the three months ended September 30, 2012, we did not sell any equity securities that are not registered under the Securities Act of 1933, as amended.

The following table provides information with respect to our Share Redemption Program for the three months ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
July	1,737,284.20	$9.36	N/A	N/A
August	—	—	N/A	N/A
September	—	—	N/A	N/A
Total	1,737,284.20	$9.36	N/A	N/A

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

The registration statement relating to our follow-on public offering (No. 333-152653) was declared effective on January 30, 2009. CNL Securities Corp. was the dealer manager of our follow-on offering. The registration statement covered up to $3,000,000,000 in common shares of beneficial interest, 90% of which were offered at a price of $10.00 per share, and 10% of which were offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date as determined by our former investment advisor. Our follow on offering was closed on January 30, 2012. From January 30, 2009 (effective date) through September 30, 2012, we had accepted subscriptions from 49,888 follow-on investors, issued 190,672,251 common shares and received $1,901,137,211 in gross offering proceeds pursuant to our public offering after payment of $40,812,935 in acquisition fees and related expenses, payment of approximately $108,365,000 in selling commissions, $35,900,000 in dealer manager fees, $17,833,000 in marketing support fees and payment of approximately $24,189,000 in organization and offering expenses. As of September 30, 2012, we had raised aggregate net offering proceeds of approximately $1,674,037,276.

Item 3	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1

Credit Agreement, dated September 13, 2012, by and among CSP Operating Partnership, LP as Borrower, Chambers Street Properties, as Parent, Wells Fargo Bank, National Association as Administrative Agent, the financial institutions party thereto as Lenders, Wells Fargo Securities, LLC, RBC Capital Markets, as Joint Lead Arrangers and Joint Bookrunners, Royal Bank of Canada, as Syndication Agent and each of Bank of Montreal, Barclays Bank PLC, JPMorgan Chase Bank, N.A., Regions Bank and TD Bank, N.A. as a Documentation Agent (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File 000-53200) filed September 19, 2012 and incorporated herein by reference).

10.2

Employment Agreement by and among Chambers Street Properties, CSP Operating Partnership, LP and Jack A. Cuneo (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File 000-53200) filed October 1, 2012 and incorporated herein by reference).

10.3

Employment Agreement by and among Chambers Street Properties, CSP Operating Partnership, LP and Philip L. Kianka (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File 000-53200) filed October 1, 2012 and incorporated herein by reference).

10.4

Employment Agreement by and among Chambers Street Properties, CSP Operating Partnership, LP and Martin A. Reid (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File 000-53200) filed October 1, 2012 and incorporated herein by reference).

10.5	Form of Restricted Share Award Agreement (Previously filed as Exhibit 10.4 to the Current Report on Form 8-K (File 000-53200) filed October 1, 2012 and incorporated herein by reference).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101*

The following materials from Chambers Street Properties’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders’ Equity and (vi) the Notes to the Condensed Consolidated Financial Statements, furnished herewith.

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

Chambers Street Properties

Date: November 14, 2012	/S/ JACK A. CUNEO
Jack A. Cuneo President and Chief Executive Officer

Date: November 14, 2012	/S/ MARTIN A. REID
Martin A. Reid Chief Financial Officer