Form 10-K
period 2012-12-31
CHAMBERS STREET PROPERTIES
filed 2013-03-22
CIK 1297587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Since there was no established market for the voting and non-voting common shares as of June 30, 2012, there was no market value for the common shares held by non-affiliates of the registrant as of such date.

The number of shares outstanding of the registrant’s common shares, $0.01 par value, was 248,593,441 as of March 22, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2013 Annual Shareholders’ Meeting expected to be filed on or prior to April 30, 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K.

CHAMBERS STREET PROPERTIES

FORM 10-K

PART I

ITEM 1.	BUSINESS

Overview

Chambers Street Properties is a self-managed Maryland real estate investment trust (a “REIT”) that acquires, owns and operates primarily office and industrial properties (primarily warehouse/distribution/logistics). Our management team manages our day-to-day operations and oversees and supervises our employees and outside service providers. Prior to July 1, 2012, we were known as CB Richard Ellis Realty Trust and all of our business activities were managed by CBRE Advisors LLC, the former investment advisor, pursuant to an advisory agreement which terminated according to its terms on June 30, 2012. On July 1, 2012, we hired 14 employees of an affiliate of the former investment advisor based in Princeton, New Jersey and we have since hired an additional 9 employees, primarily to serve our accounting function in our Los Angeles, California office. Acquisitions and asset management services are performed principally by us, with certain services provided by third parties.

As of December 31, 2012, we owned, on a consolidated basis, 82 office, industrial (primarily warehouse/distribution/logistics) and retail properties located in 18 states (Arizona, California, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Maryland, Massachusetts, Minnesota, New Jersey, North Carolina, Pennsylvania, South Carolina, Texas, Utah and Virginia) and in the United Kingdom encompassing approximately 18,995,000 rentable square feet in the aggregate. In addition, we had ownership interests in five unconsolidated entities that, as of December 31, 2012, owned interests in 54 properties. Excluding those properties owned through our investment in CBRE Strategic Partners Asia, we owned, on an unconsolidated basis, 47 office, industrial (primarily warehouse/distribution/logistics) and retail properties located in ten states (Arizona, Florida, Illinois, Indiana, Minnesota, Missouri, North Carolina, Ohio, Tennessee and Texas) and in the United Kingdom and Europe encompassing approximately 15,067,000 rentable square feet in the aggregate. As of December 31, 2012, our portfolio was 97.80% leased. As of December 31, 2012, 90 of our consolidated and unconsolidated properties were triple net leased to single tenants, which represented approximately 82% of our total portfolio’s square footage.

We were formed on March 30, 2004 and commenced operations in July 2004, following an initial private placement of our common shares of beneficial interest. Since that time, we have raised equity capital to finance our real estate investment activities through two public offerings of our common shares of beneficial interest. Our public offerings raised an aggregate of $2,388,227,000 in gross offering proceeds, excluding proceeds associated with common shares issued under our amended and restated dividend reinvestment plan. Our common shares of beneficial interest are not currently listed on a national securities exchange. We were initially formed as CB Richard Ellis Realty Trust and on July 1, 2012, we changed our name to Chambers Street Properties. All of our real estate investments are held directly by, or indirectly through wholly owned subsidiaries of CSP Operating Partnership, LP (“CSP OP”) which we are the sole general partner. We have elected to be taxed as a REIT for U.S. federal income tax purposes. As a REIT, we generally will not be subject to U.S. federal income tax on that portion of our income that is distributed to our shareholders if at least 90% of our net taxable income is distributed to our shareholders.

Unless the context otherwise requires or indicates, references to, “we,” “our” and “us” refer to the activities of and the assets and liabilities of the business and operations of Chambers Street Properties and its subsidiaries.

Investment Objectives and Acquisition Policies

We invest in real estate properties, focusing primarily on office and industrial (primarily warehouse/distribution/logistics) properties with triple net lease tenants, as well as other real estate-related assets. We may also utilize our expertise and resources to capitalize on unique opportunities that may exist elsewhere in the marketplace. We intend to invest primarily in properties located in geographically-diverse metropolitan areas in the United States. We have invested in properties outside of the United States and may make additional such investments should suitable opportunities arise. We expect that any additional international investments we make will focus on properties typically located in significant business districts and suburban markets, and may be made directly by us or in partnership with third parties.

Our current investment objectives are:

¡	to maximize cash dividends paid to our shareholders;

¡	to preserve and protect our shareholders’ capital contributions;

¡	to realize growth in the value of our assets upon our ultimate sale of such assets; and

¡

to provide our shareholders with the potential for future liquidity by (i) listing our shares on a national securities exchange, the NASDAQ Global Select Market or the NASDAQ Global Market or (ii) if a listing has not occurred on or before December 31, 2011 our Board of Trustees must consider (but is not required to commence) an orderly liquidation of our assets. See “—Transition to Self-Management”

We may not change our investment objectives, except upon approval of shareholders holding a majority of our outstanding shares; however, our Board of Trustees may change any of our investment policies without prior notice to, or a vote of our shareholders.

We employ an enhanced income investment strategy designed to maximize risk-adjusted returns. To do so, we purchase, actively and passively manage and sell properties located in the business districts and suburban markets of major metropolitan areas. Our primary focus is on office and industrial (primarily warehouse/distribution/logistics) properties. When making investment decisions we consider relevant risks and financial factors, including market conditions, the creditworthiness of major tenants, the expected levels of rental and occupancy rates, current and projected cash flow of the property, the location, condition and use of the property, suitability for any development contemplated or in progress, income-producing capacity, the prospects for long-range appreciation, liquidity and income tax considerations.

Although our primary focus is on single-tenant, net lease properties, our office portfolio may include properties such as multi-tenant and sale leasebacks, office parks and portfolios, newly constructed, corporate/user activity, medical office, technology/telecommunication, redevelopments and stabilized operations. Our industrial portfolio consists primarily of single-tenant warehouse/distribution/logistics properties with triple net leases, but may also include office/showroom, research and development facilities, manufacturing, sale leasebacks and corporate/user activity properties.

Although we are not limited as to the form our investments may take, our investments in real estate generally take the form of holding fee title or a long-term leasehold estate in the properties we acquire. We acquire such interests either directly in CSP OP or indirectly by acquiring membership interests in, or acquisitions of property through, limited liability companies or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with developers of properties, or other persons. We may purchase properties and lease them back to the sellers of such properties. We may also enter into arrangements with the seller or developer of a property whereby the seller or developer agrees that if during a stated period the property does not generate a specified cash flow, the seller or developer will pay in cash to us a sum necessary to reach the specified cash flow level, subject in some cases to negotiated dollar limitations. We may, from time to time, invest in or make mortgage or other real estate-related loans, which may include first or second mortgages, mezzanine loans or other real estate-related investments that do not conflict with the maintenance of our REIT qualification. Although we do not have a formal policy, our criteria for investing in mortgage loans will be substantially the same as those involved in our investment in properties and will be subject to the investment limitations contained in our declaration of trust.

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

Our obligation to close the purchase of any property is generally conditioned upon the delivery and verification of certain documents from the seller or developer, including, where appropriate:

¡	plans and specifications;

¡	leases;

¡	environmental reports;

¡	surveys;

¡	evidence of marketable title subject to such liens and encumbrances;

¡	title and liability insurance policies; and

¡

audited financial statements covering recent operations of properties having operating histories, unless such statements would not be required to be filed with the Securities and Exchange Commission, or the SEC, so long as we are a public company.

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

In connection with our assessment and selection of investment partners, property managers, development managers and other service providers, we will consider their experience and reputation in the areas of environmental sustainability, including experience in the development and operation of buildings certified under the LEED (Leadership in Energy and Environmental Design) Green Building Rating System promulgated by the US Green Building Counsel. We will evaluate the sustainability of a prospective investment property by assessing its Energy Star score, its preliminary LEED score, and sustainability measures that have been or can be implemented, such as recycling, water conservation and green cleaning methods. We will consider operational, maintenance and capital improvement practices for existing properties designed to increase energy efficiency, reduce waste and otherwise lessen environmental impacts while remaining conscious of economic performance.

Development and Construction of Properties

We have directly, or in partnership with third-parties, invested in, and may in the future invest in properties that are to be, wholly or partially, constructed or completed. We are not restricted in our ability to invest in such properties. To help ensure performance by the builders of properties that are under construction, completion of properties under construction may be guaranteed at the price contracted either by an adequate completion bond, performance bond or other appropriate instruments. We may rely, however, upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the person entering into the construction or development contract as an alternative to a completion bond or performance bond. Development of real estate properties is subject to risks relating to a builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables.

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

Joint Venture Investments

We have entered into, and may in the future enter into, joint ventures, partnerships, co-tenancies and other co-ownership arrangements or participations with real estate developers, owners and other third-parties for the purpose of developing, owning and operating real properties. In determining whether to invest in a particular joint venture, we will evaluate the real property or development opportunity that such joint venture being formed to own or develop under the same criteria employed for the selection of our real estate property investments.

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

Borrowing Policies

We operate on a leveraged basis, which provides us with more funds available for investment in assets and achieving other strategic objectives. This will allow us to make more investments than would otherwise be possible, resulting in a larger and more diversified portfolio. Although our liability for the repayment of certain of our indebtedness is expected to be limited to the value of the asset securing the liability, we also borrow on an unsecured basis, and our liability for repayment of our unsecured indebtedness is not limited by any of our assets.

We have adopted a policy to limit our aggregate borrowing to no more than 65% of the cost of our assets before non-cash reserves and depreciation, subject to the 300% of net assets borrowing restriction described below. This policy may, however, be altered at any time or suspended by our Board of Trustees if necessary to pursue attractive investment opportunities. Our declaration of trust currently contains a limitation on the amount of indebtedness that we may incur, so that until our shares are listed on a national securities exchange, our aggregate borrowing may not exceed 300% of our net assets unless any excess borrowing is approved by a majority of our independent trustees and is disclosed to shareholders in our next quarterly report. Our Board of Trustees must review our aggregate borrowing from time to time, but at least quarterly.

We may refinance properties during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, in anticipation of an existing mortgage maturity or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in dividend distributions from proceeds of the refinancing, if any, and/or an increase in property ownership if some refinancing proceeds are reinvested in real estate.

Disposition Policies

We generally intend to hold each asset we acquire for an extended period. However, circumstances might arise which could result in the early sale of some assets. We may sell a property before the end of the expected holding period if, among other reasons:

¡	in our judgment, the sale of the asset is in the best interests of our shareholders;

¡	we can reinvest the proceeds in a higher-yielding investment;

¡	we can increase cash flow through the disposition of the asset; or

¡	in our judgment, the value of an asset might decline substantially.

The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, with a view to achieving maximum long-term capital appreciation. We cannot assure you that this objective will be realized. See “—Investments Objectives and Acquisition Policies.”

Investment Limitations

Our declaration of trust currently places numerous limitations on us with respect to the manner in which we may invest our funds, most of which are required by various provisions of the North American Securities Administrators Association Guidelines, or NASAA Guidelines. Our declaration of trust provides that until our shares are listed on a national securities exchange or included on the NASDAQ Global Select Market or the NASDAQ Global Market, we may not:

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

¡

make or invest in mortgage loans unless an appraisal is obtained concerning the underlying property, except for those mortgage loans insured or guaranteed by a government or government agency. In cases where a majority of our independent trustees determine, and in all cases in which the transaction is with any of our trustees or the former investment advisor or its affiliates, such appraisal shall be obtained from an independent appraiser. We will maintain such appraisal in our records for at least five years and it will be available for your inspection and duplication. We will also obtain a mortgagee’s or owner’s title insurance policy as to the priority of the mortgage;

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

¡	make or invest in mortgage loans that are subordinate to any mortgage or equity interest of any of our trustees, the former investment advisor or its affiliates;

¡	issue “redeemable securities,” as defined in Section 2(a)(32) of the Investment Company Act of 1940, as amended, or the Investment Company Act;

¡

issue debt securities unless the historical debt service coverage (in the most recently completed fiscal year) as adjusted for known changes is sufficient to properly service that higher level of debt;

¡

grant warrants or options to purchase shares to the former investment advisor or its affiliates or to officers or trustees affiliated with the former investment advisor except on the same terms as such warrants or options are sold to the general public and in an amount not to exceed 10% of the outstanding shares on the date of grant of the warrants and options;

¡	issue equity securities on a deferred payment basis or other similar arrangement; or

¡	lend money to our trustees or to the former investment advisor or its affiliates.

Change in Investment Objectives and Limitations

Until our shares are listed on a national securities exchange, our declaration of trust currently requires that the independent trustees review our investment policies at least annually to determine that the policies we are following are in the best interests of our shareholders. Each determination and the basis therefore, are required to be set forth in our minutes. The methods of implementing our investment policies also may vary as new investment techniques are developed. The methods of implementing our investment objectives and policies, except as otherwise provided in the organizational documents, may be altered by a majority of our trustees, including a majority of the independent trustees, without the approval of the shareholders. Our investment objectives themselves, however, may only be amended by a vote of the shareholders holding a majority of our outstanding shares.

Restrictions on Roll-up Transactions

Until our shares are listed on a national securities exchange, our declaration of trust currently requires that we follow the policy set forth below with respect to any “Roll-up Transaction.” In connection with any proposed transaction considered a “Roll-up Transaction” involving us and the issuance of securities of an entity, or a Roll-up Entity, that would be created or would survive after the successful completion of the Roll-up Transaction, an appraisal of all properties must be obtained from a competent independent appraiser. The properties must be appraised on a consistent basis, and the appraisal shall be based on the evaluation of all relevant information and shall indicate the value of the properties as of the date immediately prior to the announcement of the proposed Roll-up Transaction. The appraisal shall assume an orderly liquidation of properties over a 12-month period. The terms of the engagement of the independent appraiser must clearly state that the engagement is for our benefit and our shareholders’ benefit. A summary of the appraisal, indicating all material assumptions underlying the appraisal, shall be included in a report to our shareholders in connection with any proposed Roll-up Transaction. If the appraisal will be included in a document used to offer the securities of a Roll-up Entity, the appraisal shall be filed with the SEC and the states as an exhibit to the registration statement for the offering.

A “Roll-up Transaction” is a transaction involving the acquisition, merger, conversion or consolidation, directly or indirectly, of us and the issuance of securities of a Roll-up Entity. This term does not include:

¡	a transaction involving our securities that have been listed on a national securities exchange for at least 12 months; or

¡

a transaction involving our conversion into corporate or association form if, as a consequence of the transaction, there will be no significant adverse change in any of the following: our shareholder voting rights; the term of our existence; compensation to the former investment advisor or its affiliates; or our investment objectives.

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

Transition to Self-Management

In 2010, our Board of Trustees established a Special Committee of the Board (the “Special Committee”) consisting of the Board’s independent trustees to explore and review our strategic alternatives and liquidity events in accordance with our investment objectives. The Special Committee engaged Robert A. Stanger & Co., Inc. as its financial advisor, to assist with its exploration and review of our strategic alternatives and liquidity events in accordance with our investment objectives (as discussed above). During 2011, with the assistance of its financial advisor and in consultation with the former investment advisor and our Board of Trustees, the Special Committee discussed and considered various strategic alternatives, including potentially continuing as a going concern under our current business plan, a potential liquidation of our assets either through a sale or merger of our company (including through either a bulk sale of our portfolio or through a sale of our individual properties) as well as a potential listing of our shares on a national securities exchange. In December 2011, after consideration of the recent general economic and capital market conditions, market conditions for listed REITs, credit market conditions, our operational performance, the status of our portfolio, our then current offering and our current and anticipated deployment of available capital to investments, the Special Committee and our Board of Trustees determined that, at that time, it was in the best interests of our shareholders for our shares to remain unlisted and to continue operations rather than commencing a liquidation of our assets. The Special Committee and our Board of Trustees believed that remaining unlisted and continuing our operations would provide us with the ability to purchase additional properties in order to continue to expand and diversify our portfolio and thus potentially better position us for a liquidity event. Our Board of Trustees, in consultation with our financial advisors, continues to monitor market conditions and explore strategic alternatives and liquidity options (which may include a listing of our common shares on a national securities exchange).

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

Additionally, on June 29, 2012, effective June 30, 2012, we undertook several management and board changes as follows: (i) appointed Louis P. Salvatore to serve as an independent trustee, the Chairman of the Audit Committee of the Board of Trustees and as a member of each of the Compensation and Nominating and Corporate Governance Committees of the Board of Trustees, to fill the vacancy left by Peter E. DiCorpo, who stepped down as a trustee in connection with the termination of the advisory agreement, (ii) appointed Jack A. Cuneo to serve as our President and Chief Executive Officer, (iii) appointed Philip L. Kianka to serve as our Executive Vice President and Chief Operating Officer and (iv) appointed Martin A. Reid to serve as our Executive Vice President and Chief Financial Officer. In connection with Mr. Reid’s appointment as Chief Financial Officer, Laurie E. Romanak stepped down as our Chief Financial Officer and Mr. Reid stepped down as the Chairman and as a member of the Audit Committee of the Board of Trustees and as a member of each of the Compensation Committee and the Conflicts Committee of the Board of Trustees. In addition, on June 19, 2012, our Board of Trustees appointed Charles E. Black to serve as the Chairman of the Board of Trustees in accordance with a provision in our bylaws that requires the chairman be an independent member.

On June 30, 2012, the advisory agreement with the former investment advisor terminated according to its terms and, effective July 1, 2012, we entered into a transitional services agreement (the “Transitional Services Agreement”) with CSP OP and the former investment advisor pursuant to which the former investment advisor will provide certain operational and consulting related services to us at the direction of our officers and other personnel for a term ending April 30, 2013.

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

Geographic Areas of Properties

We currently operate in two consolidated property geographic areas, the United States and the United Kingdom. Information regarding the geographic diversification of our consolidated properties as of December 31, 2012 can be reviewed under Note 9, “Concentrations—Geographic Concentrations,” in the accompanying consolidated financial statements. As of December 31, 2012, we also have ownership interests in (i) CBRE Strategic Partners Asia II, L.P. (“CBRE Strategic Partners Asia”), which owned interests in properties in China and Japan, (ii) the Goodman Princeton Holdings (Jersey) Limited joint venture (the “UK JV”), which owned interests in properties in the United Kingdom and (iii) the Goodman Princeton Holdings (LUX) SARL joint venture (the “European JV”), which owned interests in properties in Germany. Information relative to CBRE Strategic Partners Asia, the UK JV and the European JV can be reviewed under Note 5, “Investments in Unconsolidated Entities” in the accompanying consolidated financial statements.

Competition

We compete for real property investments with other REITs and institutional investors such as pension funds, private real estate investment funds, insurance company investment accounts, private investment companies, individuals and other entities engaged in real estate activities, some of which have greater financial resources than we do. Such competition may result in an increase in the amount we must pay to acquire a property or may require us to locate another property that meets our investment criteria. Leasing of real estate is also highly competitive in the current market, and we will experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide rent concessions, incur charges for tenant improvements or offer other inducements to enable us to timely lease vacant space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers.

Employees

As of December 31, 2012, we had 23 full-time employees.

Facilities

Our principal offices are located at 47 Hulfish Street, Suite 210, Princeton, New Jersey 08542. We also have offices located at 515 South Flower Street, Suite 1020, Los Angeles, California 90071. Our telephone number is (609) 683-4900. We believe our current facilities are adequate for our present and future operations.

Available Information

Our website is http://www.chambersstreetproperties.com. The information found on, or otherwise accessible through, our website is not incorporated information and does not form a part of this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC. We make available, free of charge, on or through the “SEC Filings” section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We have also posted on our website the Amended and Restated Audit Committee Charter, Amended and Restated Compensation Committee Charter, Nominating and Corporate Governance Committee Charter and Amended and Restated Code of Business Conduct and Ethics, which govern our trustees, officers and employees. Within the time period required by the SEC, we will post on our website any amendment to our Amended and Restated Code of Business Conduct and Ethics and any waiver applicable to our senior financial officers, and our executive officers or trustees. The information contained on our website is not incorporated into this Annual Report on Form 10-K. You can also read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.	RISK FACTORS

Risks Related To Our Business and Our Properties

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

Adverse economic conditions in the geographic regions in which we purchase properties may adversely affect our income and our ability to pay distributions to our shareholders.

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

A commercial property’s income and value may be adversely affected by national and regional economic conditions, local real estate conditions such as an oversupply of properties or a reduction in demand for properties, availability of “for sale” properties, competition from other similar properties, our ability to provide adequate maintenance, insurance and management services, increased operating costs (including real estate taxes), the attractiveness and location of the property and changes in market rental rates. Changes or fluctuations in energy costs could result in higher operating costs, which may affect our results from operations. Our income will be adversely affected if a significant number of tenants are unable to pay rent or if our properties cannot be rented on favorable terms. Additionally, if tenants of properties that we lease on a triple-net basis fail to pay required tax, utility and other impositions, we could be required to pay those costs, which would adversely affect funds available for future acquisitions or cash available for distributions. Our performance is linked to economic conditions in the regions where our properties are located and in the market for office and industrial (primarily warehouse/distribution/logistics) properties generally. Therefore, to the extent that there are adverse economic conditions in those regions, and in these markets generally, that impact the applicable market rents, such conditions could result in a reduction of our income and cash available for distributions and thus affect the amount of distributions we can make to investors as well as the amounts we could otherwise receive upon a sale of a property in a negatively affected region.

Adverse economic conditions affecting the particular industries of our tenants may adversely affect our income and our ability to pay distributions to our shareholders.

We are subject to certain industry concentrations with respect to our properties, including the following, which, as of December 31, 2012, accounted for the percentage of our share of annualized base rent as indicated: Financial Services (13.6%); Pharmaceutical & Health Care Related (11.1%); Consumer Products (10.9%); Internet Retail (7.2%); and Defense and Aerospace (6.0%). Adverse economic conditions affecting a particular industry of one or more of our tenants could affect the financial ability of one or more of our tenants to make payments under their leases, which could cause delays in our receipt of rental revenues or a vacancy in one or more of our properties for a period of time. Therefore, changes in economic conditions of the particular industry of one or more of our tenants could reduce our ability to pay dividends and the value of one or more of our properties at the time of sale of such properties.

A concentration of our investments in a limited number of property classes may leave our profitability vulnerable to a downturn in such sectors.

At any one time, a significant portion of our property investments may be in a limited number of property classes. As of December 31, 2012, a majority of our investments were in two property classes, office (57%) and industrial (primarily warehouse/distribution/logistics) (39%) (based on approximate total acquisition costs, with our unconsolidated properties included our pro rata share of effective ownership, however, excluding our investments in CBRE Strategic Partners Asia). As a result, we are subject to risks inherent in investments in these classes. The potential effects on our revenues, and as a result on cash available for distribution to our shareholders, resulting from a downturn in the business conducted on those properties could be more pronounced than if we had a more diversified portfolio.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in those geographic areas.

A concentration of our properties in a particular geographic area may impact our operating results and abilities to make distributions if that area is impacted by negative economic developments. Your investment will be subject to greater risk to the extent that we lack a geographically diversified portfolio. As of December 31, 2012, approximately 43% of our portfolio (based on approximate total acquisition costs, with our unconsolidated properties included at our pro rata share of effective ownership, however, excluding our investments in CBRE Strategic Partners Asia) consisted of properties located in New Jersey (16.1%); Florida (8.5%); Texas (6.9%); Washington, D.C. (5.9%); and Ohio (5.8%).

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

Our results of operations rely on major tenants and insolvency, bankruptcy or receivership of these or other tenants could adversely affect our results of operations.

Giving effect to leases in effect as of December 31, 2012 for consolidated properties and unconsolidated joint venture properties, as of that date, our five largest tenants, Amazon.com, Inc., Barclays Capital Inc., the U.S. Government, Raytheon Company and JP Morgan Chase together represented approximately 21.5% of our share of annualized base rent. Our rental revenue depends on entering into leases with and collecting rents from tenants. General and regional economic conditions may adversely affect our major tenants and potential tenants in our markets. Our major tenants may experience a material business downturn, weakening their financial condition and potentially resulting in their failure to make timely rental payments and/or a default under their leases. In many cases, we have made substantial up front investments in the applicable leases, through tenant improvement allowances and other concessions, as well as typical transaction costs (including professional fees and commissions) that we may not be able to recover. In the event of any tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

The bankruptcy or insolvency of a major tenant also may adversely affect the income produced by our properties. If any tenant becomes a debtor in a case under the United States Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate their lease with us. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected.

Our revenue and cash flow could be materially adversely affected if any of our significant tenants were to become bankrupt or insolvent, or suffer a downturn in their business, default under their leases or fail to renew their leases at all or renew on terms less favorable to us than their current terms.

Because we are dependent on our tenants for substantially all of our revenue, our success is materially dependent on the financial stability of our tenants.

Lease payment defaults by tenants could cause us to reduce the amount of distributions to shareholders. A default of a tenant on its lease payments would cause us to lose the revenue from the property. In the event of such a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and leasing our property. If a lease is terminated, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. Further, we may be required to make rent or other concessions to tenants, accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants in sufficient numbers. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions. Certain of our properties are occupied by only a single tenant and, therefore, the success of those properties will be materially dependent on the financial stability of such tenants. Current weak economic conditions and the remnants of the credit crisis may put financial pressure on and increase the likelihood of the financial failure of, or other default in payment by, one or more of the tenants to whom we have exposure.

We are subject to risks involved in single tenant leases, and the default by one or more tenants could materially and adversely affect us.

As of December 31, 2012, approximately 72% (based on approximate total acquisition cost, with our unconsolidated properties included at our pro rata share of effective ownership, however, excluding our investments in CBRE Strategic Partners Asia) of our portfolio consists of single tenant triple net properties. Any of our tenants may experience a downturn in its business at any time that may significantly weaken its financial condition or cause its failure. As a result, such tenant may decline to extend or renew its lease upon expiration, fail to make rental payments when due or declare bankruptcy. The default, financial distress or bankruptcy of a single tenant could cause interruptions in the receipt of rental revenue and/or result in a vacancy, which is likely to result in the complete reduction in the operating cash flows generated by the property leased to that tenant and may decrease the value of that property. In addition, a majority of our leases generally require the tenant to pay all or substantially all of the operating expenses normally associated with the ownership of the property, such as utilities, real estate taxes, insurance and routine maintenance. Following a vacancy at a single-tenant property, we will be responsible for all of the operating costs at such property until it can be re-let, if at all.

A property that incurs a significant vacancy could be difficult to sell or lease.

A property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. Some of our properties may be specifically suited to the particular needs of the tenant based on the type of business the tenant operates. As of December 31, 2012, leases representing 6.61% of our annualized base rent were scheduled to expire during 2013. We cannot assure you that leases will be renewed or that our properties will be re-let at rental rates equal to or above our current average rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. We may have difficulty obtaining a new tenant for any vacant space in our properties, particularly if the space limits the types of businesses that can use the space without major renovation. If a vacancy on any of our properties continues for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to shareholders. In addition, the resale value of the property could be diminished because the market value of a particular property may depend principally upon the value of the leases of such property.

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

Our net leases may require us to pay property related expenses that are not the obligations of our tenants.

Under the terms of all of our net leases, in addition to satisfying their rent obligations, our tenants are responsible for the payment of real estate taxes, insurance and ordinary maintenance and repairs. However, under the provisions of future leases with our tenants, we may be required to pay some expenses, such as the costs of environmental liabilities, roof and structural repairs, insurance, certain non-structural repairs and maintenance. If our properties incur significant expenses that must be paid by us under the terms of our leases, our business, financial condition and results of operations will be adversely affected and the amount of cash available to meet expenses and to make distributions to holders of our common shares may be reduced.

We may not have funding for future tenant improvements, which may reduce your returns and make it difficult to attract one or more new tenants.

When a tenant at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space and other lease-up costs. Substantially all of our net offering proceeds available for investment has been used for investment in real estate properties. We may maintain working capital reserves but cannot guarantee they will be adequate. We also have no identified funding source to provide funds that may be required in the future for tenant improvements, tenant refurbishments and other lease-up costs in order to attract new tenants. We cannot assure you that any such source of funding will be available to us for such purposes in the future and, to the extent we are required to use net cash from operations to fund such tenant improvements, tenant refurbishments and other lease-up costs, cash distributions to our shareholders will be reduced.

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

¡

that such co-venturer, co-tenant or partner may at any time have economic or business interests or goals which are or become inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties owned by such co-venturer, co-tenant or partner or the timing of the termination and liquidation of such party;

¡	the possibility that we may incur impairments and liabilities as the result of actions taken by the controlling party;

¡	that such co-venturer, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or

¡	that we will not manage the properties, or be able to select the management for the property, that a joint venture owns.

Actions by such a co-venturer, co-tenant or partner might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing your returns. We have ownership interests in five unconsolidated entities that, as of December 31, 2012, owned interests in 54 properties (which such amount does not reflect the 17 Duke joint venture properties that CSP OP acquired 100% of the interests in during March 2013).

It may be difficult for us to exit a joint venture after an impasse.

In our joint ventures, there will be a potential risk of impasse in some business decisions because our approval and the approval of each co-venturer may be required for some significant operating decisions. In any joint venture, we may have the right to buy all or a portion of the other co-venturer’s interest or to sell all or a portion of our own interest on specified terms and conditions in the event of an impasse. In the event of an impasse, it is possible that neither party will have the funds necessary to complete a buy-out. In addition, we may experience difficulty in locating a third-party purchaser for our joint venture interest and in obtaining a favorable sale price for the interest or, in certain cases, may require the prior written consent of the general partner or managing member of the venture. As a result, it is possible that we may not be able to exit the relationship if an impasse develops.

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

Certain of our properties are in the retail real estate market. This means that we are subject to factors that affect the retail sector generally, as well as the market for retail space. The retail environment and the market for retail space have been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the level of consumer spending and consumer confidence, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing competition from discount retailers, outlet malls, internet retailers and other online businesses. Increases in consumer spending via the internet may significantly affect our retail tenants’ ability to generate sales in their stores. New and enhanced technologies, including new digital technologies and new web services technologies, may increase competition for certain of our retail tenants.

Any of the foregoing factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space. In turn, these conditions could negatively affect market rents for retail space and could materially and adversely affect our distributions to our shareholders.

Competition for investments may reduce the number of acquisition opportunities available to us and increase costs of those acquisitions, which may impede our growth.

The current market for acquisitions that meet our investment criteria is extremely competitive. We experience competition for such real property investments from corporations, other real estate investment trusts, pension plans and other entities engaged in real estate investment activities. This competition may increase the demand for the types of properties in which we typically invest and, therefore, reduce the number of suitable acquisition opportunities available to us and increase the prices paid for such acquisition properties. In addition, the number of entities and the amount of funds competing for suitable investments may increase. This competition will increase if investments in real estate become more attractive relative to other forms of investment. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. The significant competition for acquisitions may impede our growth.

Uncertain market conditions could adversely affect the return on your investment.

We intend to hold the various real properties in which we invest until such time as we, subject to the approval of our Board of Trustees, determine that the sale or other disposition thereof appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. We cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Due to the uncertainty of market conditions that may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future. Accordingly, the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

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

We may acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in shareholder dilution and limit our ability to sell such assets.

In the future we may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership interests in our operating partnership, which may result in shareholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.

We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

Lock-out provisions, which preclude pre-payments of a loan, could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distributions to investors. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our shareholders and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our shareholders. Further, if we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows and negatively impact our ability to pay cash distributions to our shareholders.

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

If we invest in mortgage loans, our mortgage loans will be subject to interest rate fluctuations which could reduce our returns as compared to market interest rates as well as the value of the mortgage loans in the event we sell the mortgage loans.

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

Although our international activities currently are a relatively small portion of our business (international properties represented approximately 12% of the net rentable square feet of all of our properties at December 31, 2012), to the extent that we expand our international activities, these risks could increase in significance which in turn could adversely affect our results of operations and financial condition.

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

To maintain compliance with the exemption from registration provided by section 3(c)(5)(C) of the Investment Company Act, we may be unable to sell assets we would otherwise want to sell, and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. If we were required to register as an investment company, our business would be adversely affected and we would be prohibited from engaging in our business as currently contemplated because the Investment Company Act imposes significant limitations on leverage. Criminal and civil actions could also be brought against us if we failed to comply with the Investment Company Act. In addition, our contracts could be unenforceable (unless a court in equity were to require enforcement), and a court could appoint a receiver to take control of us and liquidate our business. Although we intend to monitor our portfolio, there can be no assurance that we will be able to maintain our exemption from registration as an investment company under the Investment Company Act. Further, in August of 2011, the SEC solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the Investment Company Act, including the nature of the assets that qualify for purposes of the exemption and leverage used by mortgage related vehicles. There can be no assurance that the laws and regulations governing the Investment Company Act status of companies primarily owning real estate related assets, including the SEC or its staff providing more specific or different guidance regarding this exemption, will not change in a manner that adversely affects our operations. To the extent that the SEC or its staff provides more specific or different guidance, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.

Risks Related to Our Organization and Structure

We have limited experience operating as a self-managed company, which makes our future performance difficult to predict. As a result of our transition to self-management, we may be exposed to risks which we have not historically encountered.

We have a limited operating history as a self-managed company. Historically, all of our business activities were managed by our former investment advisor pursuant to the fourth amended and restated advisory agreement, which terminated according to its terms on June 30, 2012. As a result, our future performance as a self-managed company is more difficult to predict. In addition, as of December 31, 2012, we had 23 full-time employees. As their employer, we will be subject to those potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances, and we will bear the costs of the establishment and maintenance of such plans.

Our success depends to a significant degree upon the continued contributions of certain key personnel, each of whom would be difficult to replace. If we were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.

We rely on a small number of persons who comprise our existing key management team to implement our business and investment strategies. Our ability to achieve our investment objectives and to make distributions to our shareholders is dependent upon the continued performance of our Board of Trustees and our key management personnel. While we entered into employment agreements with certain of our key management personnel, they may nevertheless cease to provide services to us at any time. In addition, if any member of our Board of Trustees were to resign, we would lose the benefit of such trustee’s governance and experience. The loss of services of any of our key management personnel, or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results.

Our common shares are not currently listed on an exchange and cannot be readily sold.

There is currently no public trading market for our shares and, therefore, it will be difficult for you to sell your shares promptly. We cannot assure you that any trading market will develop or, if developed, that any such market will be sustained. We do not expect a public market for our common shares to develop prior to any listing of our shares on a national securities exchange, which may not occur in the near future or at all. Additionally, our declaration of trust contains restrictions on the ownership and transfer of our shares, and these restrictions may inhibit your ability to sell your shares. We currently have a share redemption program, however, it is limited in terms of the amount of shares which may be repurchased quarterly and annually and may be limited, suspended, terminated or amended at any time by our Board of Trustees. We are conducting an ongoing review of potential alternatives for our share redemption program, which may include the suspension or termination of the plan. The absence of an active public market for our shares could impair a shareholder’s ability to sell our shares or obtain an active trading market valuation of the value of their interest in us. If our existing shareholders are able to sell their shares, they may only be able to sell them at a substantial discount from the price they paid.

We sold our common shares in a fixed price offering, and are currently selling shares pursuant to our second amended and restated dividend reinvestment plan in a fixed price offering. The fixed offering price may not accurately represent the current value of our assets at any particular time; therefore, the purchase price paid for our common shares may be higher than the value of our assets per common share at the time of purchase.

Our public offerings were fixed price offerings, which means that the offering price for our common shares was fixed and did not vary based on the underlying value of our assets at any time. Our Board of Trustees arbitrarily determined the offering price in its sole discretion. Shares in our public offerings were sold at a price per share of $10.00 and shares were sold pursuant to our dividend reinvestment plan at a price of $9.50 per share. In the dividend reinvestment plan offering, shares are currently sold at a price of $9.50 per share. In the event that our Board of Trustees determines that the fair market value of our common shares has changed, common shares will thereafter be sold pursuant to the dividend reinvestment plan at a price determined by our Board of Trustees, which price shall not be less than 95% of the fair market value of a common share on the reinvestment date (including any administrative costs paid by us on participants’ behalf) as so determined. Additionally, our Board of Trustees may amend or terminate our dividend reinvestment plan for any reason and at any time upon ten days prior written notice to participants. On or before July 30, 2013, we will be required to estimate the value of our common shares per share to assist broker-dealers in connection with their obligations under applicable Financial Industry Regulatory Authority (“FINRA”) rules with respect to customer account statements and to assist fiduciaries of retirement plans subject to annual reporting requirements of the employee retirement income security act (“ERISA”) in preparation of their reports.

The fixed offering price for our common shares does not reflect and continues not to reflect, and is not derived from, the fair market value of our properties and other assets nor does it represent the amount of net proceeds that would result from an immediate liquidation of those assets, because the amount of proceeds available for investment from our public offerings was net of selling commissions, dealer manager fees, other organization and offering costs and acquisition fees and expenses. Further, the fixed price of our common shares at any time does not take into account how market fluctuations affect the value of our investments, including how the current disruptions in the financial and real estate markets may affect the values of our investments and how developments related to individual assets may have increased or decreased the value of our portfolio. Therefore, the fixed offering price established for our common shares may not accurately represent the current or future value of the assets per share of our common shares at any particular time, and if valuation were to occur, the value per share may be less than the price for which such shares were sold.

Restrictions on ownership of a controlling percentage of our shares may limit your opportunity to receive a premium on your shares.

To assist us in complying with the share ownership requirements necessary for us to qualify as a REIT, our declaration of trust currently prohibits, with certain exceptions, direct or constructive ownership by any person of more than 3.0% by number or value, whichever is more restrictive, of our outstanding common shares or more than 3.0% by number or value, whichever is more restrictive, of our outstanding shares. Our Board of Trustees, in its sole discretion, may exempt a person from the share ownership limit. Additionally, our declaration of trust prohibits direct or constructive ownership of our shares that would otherwise result in our failure to qualify as a REIT. The constructive ownership rules in our declaration of trust are complex and may cause the outstanding shares owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than any ownership limit by an individual or entity could cause that individual or entity to own constructively in excess of any ownership limit of our outstanding shares. Any attempt to own or transfer our shares in excess of the ownership limit without the consent of our Board of Trustees shall be void, and will result in the shares being transferred to a charitable trust. These provisions may inhibit market activity and the resulting opportunity for our shareholders to receive a premium for their shares that might otherwise exist if any person were to attempt to assemble a block of our shares in excess of the number of shares permitted under our declaration of trust and which may be in the best interests of our shareholders.

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

The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer, including potential acquisitions that might involve a premium price for our common shares or otherwise be in the best interests of our shareholders.

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

Our existing shareholders are limited in their ability to sell their shares pursuant to our share redemption program.

Our share redemption program currently provides our existing shareholders with the opportunity, on a quarterly basis, to request that we redeem all or a portion of their shares after they have held them for one year, subject to certain restrictions and limitations. In the event that an existing shareholder presents fewer than all of his or her shares to us for redemption, such shareholder must present at least 25% of his or her shares to us for redemption and must retain at least $5,000 of common shares if any shares are held after such redemption. Shares are redeemed only to the extent of cash available after the payment of dividends necessary to maintain our qualification as a REIT and to avoid the payment of any U.S. federal income tax or excise tax on our net taxable income or from, at the sole discretion of our Board of Trustees, other sources. This will significantly limit our ability to redeem a shareholder’s shares. To the extent our available cash flow is insufficient to fund all redemption requests, each shareholder’s request will be reduced on a pro rata basis, unless he or she withdraws a request for redemption or ask that we carry over the request to the next quarterly period, if any, when sufficient funds become available. Our Board of Trustees reserves the right to suspend, amend or terminate the share redemption program at any time. We are conducting an ongoing review of potential alternatives for our share redemption program, which may include the suspension or termination of the plan. Our Board of Trustees has delegated to our officers the right to waive the one-year holding period and pro rata redemption requirements in the event of the death, disability (as such term is defined in the Internal Revenue Code) or bankruptcy of a shareholder. A shareholder has no right to request redemption of his or her shares should our shares become listed on a national securities exchange, the NASDAQ Global Select Market or the NASDAQ Global Market. Therefore, a shareholder should not assume that he or she will be able to sell any of his or her shares back to us pursuant to our share redemption program.

We pay (or may pay) fees and expenses to our former investment advisor and its affiliates under agreements, which payments reduce the amount of cash available for investment in properties or distribution to shareholders.

Our former investment advisor and its affiliates continue to perform certain consulting, support and transitional services for us in accordance with the terms of the transitional services agreement as requested by us from time to time, which expires on April 30, 2013. To the extent that these services are performed by our former investment advisor or one of its affiliates, we may pay an investment management consulting fee, an acquisition consulting fee, property management, leasing and construction fees and a real estate commission fee upon the sale of a property, all subject to adjustment in certain instances, as applicable to our former investment advisor or its affiliates. We also reimburse our former investment advisor for certain expenses incurred or paid in connection with the services it provides to us under the transitional services agreement. Further, until June 30, 2017, if we attempt to effect certain types of transactions, including, but not limited to, a merger, consolidation or the sale of 10% of more of our business, assets or voting securities, we have agreed under our transition to self-management agreement to engage CBRE Global Investors, LLC, our former sponsor, or an affiliate of our former sponsor to provide financial advice and assistance in connection therewith provided that such entity continues to have the sufficient expertise and resources to provide such financial advice or assistance. Additionally, we also have issued to an affiliate of our former investment advisor one class B limited partnership interest (representing 100% of the class B interest outstanding) in CSP OP, which certain of our executive officers own an aggregate 15% distribution interest. For a description of the class B limited partnership interest, See Note 11 to the Consolidated Financial Statements “Investment Management and Other Fees to Related Parties.” These fees and partnership interest distributions reduce the amount of cash available for investment in properties or distribution to shareholders.

We may be unable to pay or maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to shareholders. Cash distributions will be based principally on cash available from our operations. The amount of the distributions we make to our shareholders is determined by our Board of Trustees, at its sole discretion, and is dependent on a number of factors, including cash available for payment of distributions, our financial condition, and capital expenditure requirements and annual distribution requirements needed to maintain our qualification as a REIT, as well as any liquidity event options we may pursue. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties as proceeds become available, rental income from such properties, our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. Our Board of Trustees may reduce the amount of distributions paid at any time, and we cannot assure you that we will be able to pay or maintain the level of distributions we have historically paid or that distributions will increase over time. We cannot give any assurance that rents from the properties will increase, or that future acquisitions of real properties or other real estate assets will increase our cash available for distributions to shareholders. Our actual results may differ significantly from the assumptions used by our Board of Trustees in establishing the distribution rate to shareholders. We may not have sufficient legally available cash from operations to make a distribution required to qualify for or maintain our REIT status. We may increase borrowings or use proceeds from our public offerings to make distributions, each of which could be deemed to be a return of investors’ capital. We may make distributions from the proceeds of our public offerings or from borrowings in anticipation of future cash flow. Any such distributions will constitute a return of capital and may reduce the amount of capital we ultimately invest in properties and negatively impact the value of investors’ investment.

The amount and timing of cash dividends is uncertain.

In the past we have made quarterly distributions to our shareholders. Subject to certain limitations, we bear all expenses incurred in our operations, which reduces cash generated by operations and amounts available for distribution to our shareholders. In addition, our Board of Trustees, in its discretion, may retain any portion of such funds for working capital, subject to the REIT distribution requirements. We have not set any future dividend payment amount and cannot guarantee the amount and timing of distributions paid in the future, if any.

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

Our declaration of trust authorizes us to issue 1,000,000,000 shares, of which 10,000,000 shares are designated as preferred shares. Subject to approval by our Board of Trustees, we may issue preferred shares with rights, preferences, and privileges that are more beneficial than the rights, preferences, and privileges of our common shares. Holders of our common shares do not have preemptive rights to acquire any shares issued by us in the future. If we ever create and issue preferred shares with a distribution preference over common shares, payment of any distribution preferences on outstanding preferred shares would reduce the amount of funds available for the payment of distributions on our common shares. In addition, holders of preferred shares are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common shareholders, thereby reducing the amount a common shareholder might otherwise receive upon such an occurrence. Also, under certain circumstances, the issuance of preferred shares may have the effect of delaying or preventing a change in control of our company.

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

We are required to report our operations on a consolidated basis under GAAP and, in some cases, on a property-by-property basis. If we fail to maintain proper overall business controls, our results of operations could be harmed or we could fail to meet our reporting obligations. In addition, the existence of a material weakness or significant deficiency could result in errors in our financial statements that could require a restatement, cause us to fail to meet our reporting obligations and cause shareholders to lose confidence in our reported financial information, which could have a material adverse effect on us. In the case of joint ventures, we may also be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputation damage relating to, overall business controls, that are not under our control which could have a material adverse effect of us.

Changes in accounting rules, assumptions and/or judgments could materially and adversely affect us.

Accounting rules for certain aspects of our and our joint ventures operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in the preparation of our or our joint ventures financial statements and the delivery of this information to our shareholders. Furthermore, changes in accounting rules or in our accounting assumptions and/or judgments, such as asset impairments, could materially impact our financial statements. Under any of these circumstances, we could be materially and adversely affected.

Risks Related to Our Debt Financing

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

We had approximately $761,875,000 of consolidated outstanding indebtedness, excluding discount and fair value adjustment, representing approximately 46% of our net assets (or approximately 37% of the approximate total acquisition cost of our consolidated properties, including intangibles) as of December 31, 2012. Although we have adopted a policy to limit our aggregate borrowing to no more than 65% of the cost of our assets before non-cash reserves and depreciation, subject to the 300% of net assets borrowing restriction described below, this policy may be altered at any time or suspended by our Board of Trustees if necessary to pursue attractive investment opportunities. Our declaration of trust currently contains a limitation on the amount of indebtedness that we may incur, so that until our shares are listed on a national securities exchange, our aggregate borrowing may not exceed 300% of our net assets unless any excess borrowing is approved by a majority of our independent trustees and is disclosed to shareholders in our next quarterly report.

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

Our growth depends on external sources of capital that are outside of our control, which may affect our ability to seize strategic opportunities, satisfy debt obligations and make distributions to our shareholders.

In order to qualify as a REIT, we must distribute to our shareholders, on an annual basis, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. In addition, we will be subject to U.S. federal income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income (including net capital gains) and will be subject to a 4% nondeductible excise tax on the amount by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we may need to rely on third-party sources to fund our capital needs. We may not be able to obtain financing on favorable terms, in the time period we desire, or at all. Any additional debt we incur will increase our leverage. Our access to third-party sources of capital depends, in part, on:

¡	general market conditions;

¡	the market’s perception of our growth potential;

¡	our current debt levels;

¡	our current and expected future earnings; and

¡	our cash flow and cash distributions.

If we cannot obtain capital from third-party sources, we may not be able to acquire or redevelop properties when strategic opportunities exist, satisfy our principal and interest obligations or make the cash distributions to our shareholders necessary to maintain our qualification as a REIT.

Our unsecured credit facility will restrict our ability to engage in some business activities, including our ability to incur additional indebtedness in excess of agreed amounts and make certain investments, which could adversely affect our financial condition, results of operations and cash flow.

Our unsecured credit facility contains customary negative covenants and other financial and operating covenants that, among other things:

¡	restrict our ability to incur additional indebtedness in excess of agreed amounts;

¡	restrict our ability to incur certain types of liens;

¡	restrict our ability to make certain investments;

¡	restrict our ability to merge with another company;

¡	restrict our ability to sell or dispose of assets;

¡	restrict our ability to make distributions to shareholders; and

¡	require us to satisfy minimum financial coverage ratios, minimum tangible net worth requirements and maximum leverage ratios.

These limitations will restrict our ability to engage in some business activities, which could adversely affect our financial condition, results of operations and cash flow. In addition, our unsecured credit facility contains specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default if we are in default under other loans in some circumstances.

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

Increases in interest rates could increase the amount of our debt payments, adversely affect our ability to pay dividends to our shareholders and could also adversely affect the values of the properties we own.

We expect that we will incur additional indebtedness in the future. Interest we pay could reduce cash available for distributions. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to service indebtedness and, therefore, our ability to pay dividends to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

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

Risks Related to Our Taxation as a REIT

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

In order for distributions to be deductible for U.S. federal income tax purposes and count towards our distribution requirement, they must not be “preferential dividends.” A distribution will not be treated as preferential if it is pro rata among all outstanding shares within a particular class. IRS guidance, however, allows a REIT to offer shareholders participating in its dividend reinvestment program (“DRIP”) up to a 5% discount on shares purchased through the DRIP without treating such reinvested dividends as preferential. Our DRIP offers a 5% discount. In 2007, 2008 and the first two quarters of 2009, common shares issued pursuant to our DRIP were treated as issued as of the first day following the close of the quarter for which the distributions were declared, and not on the date that the cash distributions were paid to shareholders not participating in our DRIP. Because we declare dividends on a daily basis, including with respect to common shares issued pursuant to our DRIP, the IRS could have taken the position that distributions paid by us during these periods were preferential on the grounds that the discount provided to DRIP participants effectively exceeded the authorized 5% discount or, alternatively, that the overall distributions were not pro rata among all shareholders. In addition, in the years 2007 through 2009 we paid certain individual retirement account (“IRA”) custodial fees in respect of IRA accounts that invested in our common shares, which could have been treated as dividend distributions to the IRAs, and therefore as preferential dividends as such amounts were not paid in respect of our other outstanding common shares. Although we believe that the effect of the operation of our DRIP and the payment of such fees was immaterial, the REIT rules do not provide an exception for de minimis preferential dividends.

On July 8, 2011, we and the former investment advisor entered into a closing agreement with the IRS (the “Closing Agreement”) pursuant to which (i) the Internal Revenue Service (“IRS”) agreed not to challenge our dividends as preferential for its taxable years 2007, 2008 and 2009 as a result of the matters described above, and (ii) the former investment advisor paid a compliance fee of approximately $135,000 to the IRS. In accordance with the terms of the Closing Agreement, none of us, our Operating Partnership or any subsidiary thereof have directly or indirectly reimbursed or will directly or indirectly reimburse the former investment advisor for its payment of this compliance fee and none of the former investment advisor or its direct or indirect owners has deducted or will deduct the compliance fee from their taxable income. We and the former investment advisor expect to remain in compliance with the terms of the Closing Agreement, but any inadvertent non-compliance with such terms could result in adverse consequences for us. As a result of the Closing Agreement, we have met our distribution requirement for its taxable years ended December 31, 2007, 2008 and 2009.

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

As a REIT, we generally must distribute at least 90% of our annual net taxable income (excluding net capital gain) to our shareholders and we are subject to regular corporate income tax to the extent that we distribute less than 100% of our annual net taxable income. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to make distributions necessary to qualify as a REIT and avoid the payment of income and excise taxes, we may need to borrow funds on a short-term, or possibly long-term, basis, use proceeds from our public offerings or future public offerings, or sell properties, even if the then prevailing market conditions are not favorable for borrowings or sales. Our need for cash to make distributions could result from, among other things, a difference in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes, the effect of non-deductible capital expenditures, the creation of reserves and the repayment of indebtedness.

Dividends payable by REITs generally do not qualify for reduced U.S. federal income tax rates.

The maximum U.S. federal income tax rate for dividends payable by domestic corporations to individual U.S. shareholders is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore maybe subject to a 39.6% maximum U.S. federal income tax on ordinary income. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We did not have any unresolved comments with the staff of the SEC as of the date of this Annual Report on Form 10-K.

ITEM 2.	PROPERTIES

Properties

As of December 31, 2012, we owned, on a consolidated basis, 82 office, industrial (primarily warehouse/distribution/logistics) and retail properties located in 18 states (Arizona, California, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Maryland, Massachusetts, Minnesota, New Jersey, North Carolina, Pennsylvania, South Carolina, Texas, Utah and Virginia) and in the United Kingdom, encompassing approximately 18,995,000 rentable square feet. Our consolidated properties were approximately 97.00% leased (based upon square feet) as of December 31, 2012. As of December 31, 2012, 62 of our consolidated properties were triple net leased to single tenants, which represented approximately 15,509,000 rentable square feet. As of December 31, 2012, certain of our consolidated properties were subject to mortgage debt, a description of which is set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Financing.”

In addition, we had ownership interests in five unconsolidated entities that, as of December 31, 2012, owned interests in 54 properties. Excluding those properties owned through our investment in CBRE Strategic Partners Asia, we owned, on an unconsolidated basis, 47 office, industrial (primarily warehouse/distribution/logistics) and retail properties located in ten states (Arizona, Florida, Illinois, Indiana, Minnesota, Missouri, North Carolina, Ohio, Tennessee and Texas) and in the United Kingdom and Europe encompassing approximately 15,067,000 rentable square feet. Our unconsolidated properties were approximately 98.80% leased (based upon square feet) as of December 31, 2012. As of December 31, 2012, 28 of our unconsolidated properties were triple net leased to single tenants, which represented approximately 12,265,000 rentable square feet. As of December 31, 2012, certain of our unconsolidated properties were subject to mortgage debt, a description of which is set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Financing.”

As of December 31, 2012, our portfolio was 97.80% leased (based upon square feet). The total effective annual rents for our office properties, industrial properties and retail properties were approximately $158,710,000, $86,645,000 and $8,608,000 as of December 31, 2012, respectively (net of any rent concessions). The average effective annual rent per square foot for our office properties, industrial (primarily warehouse/distribution/logistics) properties and retail properties was approximately $19.39, $3.87 and $18.09 as of December 31, 2012, respectively (net of any rent concessions). The average effective annual rent per square foot for our triple net lease office and industrial properties was approximately $18.17 and $3.98 as of December 31, 2012, respectively (net of any rent concessions). As of December 31, 2011, our portfolio was 97.90% leased (based upon square feet). The total effective annual rents for our office properties, industrial properties and retail properties were approximately $161,086,000, $76,084,000 and $8,691,000 as of December 31, 2011, respectively (net of any rent concessions). The average effective annual rent per square foot for our office properties, industrial (primarily warehouse/distribution/logistics) properties and retail properties was approximately $19.00, $3.94 and $17.49 as of December 31, 2011, respectively (net of any rent concessions). The average effective annual rent per square foot for our triple net lease office and industrial properties was approximately $17.29 and $4.05 as of December 31, 2011, respectively (net of any rent concessions).

The following table provides information relating to our properties, excluding those owned through our investment in CBRE Strategic Partners Asia, as of December 31, 2012. These properties consisted of 69 industrial properties, encompassing 24,673,000 rentable square feet, 57 office properties, encompassing 8,893,000 rentable square feet and three retail properties, encompassing 496,000 rentable square feet.

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Domestic Consolidated Properties:
REMEC Corporate Campus 1(2) San Diego, CA	9/15/2004	1983	Office	100.00%	34	100.00%	$ 6,833
REMEC Corporate Campus 2(2) San Diego, CA	9/15/2004	1983	Office	100.00%	30	100.00%	6,125
REMEC Corporate Campus 3(2) San Diego, CA	9/15/2004	1983	Office	100.00%	37	100.00%	7,523
REMEC Corporate Campus 4(2) San Diego, CA	9/15/2004	1983	Office	100.00%	31	100.00%	6,186
300 Constitution Drive(2) Boston, MA	11/3/2004	1998	Warehouse/Distribution	100.00%	330	100.00%	19,805
Deerfield Commons(3) Atlanta, GA	6/21/2005	2000	Office	100.00%	122	100.00%	21,834
505 Century(2) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	100	100.00%	6,095

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
631 International(2) Dallas, TX	1/9/2006	1998	Warehouse/Distribution	100.00%	73	100.00%	5,407
660 North Dorothy(2) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	120	79.17%	6,836
Bolingbrook Point III Chicago, IL	8/29/2007	2006	Warehouse/Distribution	100.00%	185	100.00%	18,170
Community Cash Complex 1(2) Spartanburg, SC	8/30/2007	1960	Warehouse/Distribution	100.00%	206	3.50%	2,690
Community Cash Complex 2(2) Spartanburg, SC	8/30/2007	1978	Warehouse/Distribution	100.00%	144	100.00%	2,225
Community Cash Complex 3(2) Spartanburg, SC	8/30/2007	1981	Warehouse/Distribution	100.00%	116	100.00%	1,701
Community Cash Complex 4(2) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	33	100.00%	547
Community Cash Complex 5(2) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	53	100.00%	824
Fairforest Building 1(2) Spartanburg, SC	8/30/2007	2000	Warehouse/Distribution	100.00%	51	100.00%	2,974
Fairforest Building 2(2) Spartanburg, SC	8/30/2007	1999	Warehouse/Distribution	100.00%	104	100.00%	5,379
Fairforest Building 3(2) Spartanburg, SC	8/30/2007	2000	Warehouse/Distribution	100.00%	100	100.00%	5,760
Fairforest Building 4(2) Spartanburg, SC	8/30/2007	2001	Warehouse/Distribution	100.00%	101	100.00%	5,640
Fairforest Building 5 Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	316	100.00%	16,968
Fairforest Building 6 Spartanburg, SC	8/30/2007	2005	Warehouse/Distribution	100.00%	101	100.00%	7,469
Fairforest Building 7(2) Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	101	83.78%	5,626
Greenville/Spartanburg Industrial Park(2) Spartanburg, SC	8/30/2007	1990	Warehouse/Distribution	100.00%	67	100.00%	3,388
Highway 290 Commerce Park Building 1(2) Spartanburg, SC	8/30/2007	1995	Warehouse/Distribution	100.00%	150	100.00%	5,388
Highway 290 Commerce Park Building 5(2) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	30	100.00%	1,420
Highway 290 Commerce Park Building 7(2) Spartanburg, SC	8/30/2007	1994	Warehouse/Distribution	100.00%	94	100.00%	4,889
HJ Park Building 1(2) Spartanburg, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	70	100.00%	4,216
Jedburg Commerce Park(2) Charleston, SC	8/30/2007	2007	Warehouse/Distribution	100.00%	513	100.00%	41,991
Kings Mountain I Charlotte, NC	8/30/2007	1998	Warehouse/Distribution	100.00%	100	100.00%	5,497
Kings Mountain II Charlotte, NC	8/30/2007	2002	Warehouse/Distribution	100.00%	301	100.00%	11,311
Mount Holly Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	100.00%	6,208
North Rhett I Charleston, SC	8/30/2007	1973	Warehouse/Distribution	100.00%	285	21.07%	10,302
North Rhett II Charleston, SC	8/30/2007	2001	Warehouse/Distribution	100.00%	102	100.00%	7,073
North Rhett III(2) Charleston, SC	8/30/2007	2002	Warehouse/Distribution	100.00%	80	100.00%	4,812
North Rhett IV Charleston, SC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	100.00%	17,060
Orangeburg Park Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	0%	5,474
Orchard Business Park 2(2) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	18	100.00%	761
Union Cross Building I Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	101	100.00%	6,585
Union Cross Building II Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	100.00%	17,216
Highway 290 Commerce Park Building 2(2) Spartanburg, SC	9/24/2007	1995	Warehouse/Distribution	100.00%	100	100.00%	4,626

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Highway 290 Commerce Park Building 6(2) Spartanburg, SC	11/1/2007	1996	Warehouse/Distribution	100.00%	105	100.00%	3,760
Lakeside Office Center Dallas, TX	3/5/2008	2006	Office	100.00%	99	95.65%	17,994
Kings Mountain III(2) Charlotte, NC	3/14/2008	2007	Warehouse/Distribution	100.00%	542	100.00%	25,728
Enclave on the Lake(2) Houston, TX	7/1/2008	1999	Office	100.00%	171	100.00%	37,827
Avion Midrise III Washington, DC	11/18/2008	2002	Office	100.00%	72	100.00%	21,111
Avion Midrise IV Washington, DC	11/18/2008	2002	Office	100.00%	72	100.00%	21,112
13201 Wilfred(2) Minneapolis, MN	6/29/2009	1999	Warehouse/Distribution	100.00%	335	100.00%	15,340
3011, 3055 & 3077 Comcast Place(2) East Bay, CA	7/1/2009	1988	Office	100.00%	220	100.00%	49,000
140 Depot Street(2) Boston, MA	7/31/2009	2009	Warehouse/Distribution	100.00%	238	100.00%	18,950
12650 Ingenuity Drive Orlando, FL	8/5/2009	1999	Office	100.00%	125	100.00%	25,350
Crest Ridge Corporate Center 1(2) Minneapolis, MN	8/17/2009	2009	Office	100.00%	116	100.00%	28,419
West Point Trade Center(2) Jacksonville, FL	12/30/2009	2009	Warehouse/Distribution	100.00%	602	100.00%	29,000
5160 Hacienda Drive(2) East Bay, CA	4/8/2010	1988	Office	100.00%	202	100.00%	38,500
10450 Pacific Center Court(2) San Diego, CA	5/7/2010	1985	Office	100.00%	134	100.00%	32,750
225 Summit Ave(2) Northern NJ	6/21/2010	1966	Office	100.00%	143	100.00%	40,600
One Wayside Road Boston, MA	6/24/2010	1998	Office	100.00%	201	100.00%	55,525
100 Tice Blvd. Northern NJ	9/28/2010	2007	Office	100.00%	209	100.00%	67,600
Ten Parkway North Chicago, IL	10/12/2010	1999	Office	100.00%	100	100.00%	25,000
4701 Gold Spike Drive Dallas, TX	10/27/2010	2002	Warehouse/Distribution	100.00%	420	100.00%	20,300
1985 International Way Cincinnati, OH	10/27/2010	1998	Warehouse/Distribution	100.00%	189	100.00%	14,800
Summit Distribution Center Salt Lake City, UT	10/27/2010	2001	Warehouse/Distribution	100.00%	275	100.00%	13,400
3660 Deerpark Boulevard Jacksonville, FL	10/27/2010	2002	Warehouse/Distribution	100.00%	322	100.00%	15,300
Tolleson Commerce Park II Phoenix, AZ	10/27/2010	1999	Warehouse/Distribution	100.00%	217	100.00%	9,200
Pacific Corporate Park(2)(3) Washington, DC	11/15/2010	2002	Office	100.00%	696	100.00%	144,500
100 Kimball Drive(2) Northern NJ	12/10/2010	2006	Office	100.00%	175	100.00%	60,250
70 Hudson Street New York City Metro, NJ	4/11/2011	2000	Office	100.00%	409	100.00%	155,000
90 Hudson Street(4) New York City Metro, NJ	4/11/2011	1999	Office	100.00%	418	100.00%	155,000
Millers Ferry Road(2) Dallas, TX	6/2/2011	2011	Warehouse/Distribution	100.00%	1,020	100.00%	40,366
Sky Harbor Operations Center(2) Phoenix, AZ	9/30/2011	2003	Office	100.00%	396	100.00%	53,500
1400 Atwater Drive(2)(5) Philadelphia, PA	10/27/2011	2012	Office	100.00%	300	100.00%	72,742
Aurora Commerce Center Bldg. C(2) Denver, CO	11/30/2011	2007	Warehouse/Distribution	100.00%	407	100.00%	24,500
Sabal Pavilion Tampa, FL	12/30/2011	1998	Office	100.00%	121	100.00%	21,368
2400 Dralle Road(2)(3) Chicago, IL	3/20/2012	2011	Warehouse/Distribution	100.00%	1,350	100.00%	64,250
Midwest Commerce Center I(2) Kansas City, KS	8/16/2012	2009	Warehouse/Distribution	100.00%	1,107	100.00%	62,950
20000 S Diamond Lake Rd(2) Minneapolis, MN	11/7/2012	2004	Warehouse/Distribution	100.00%	280	100.00%	18,500

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Gateway at Riverside(2) Baltimore, MD	11/30/2012	1991	Warehouse/Distribution	100.00%	801	100.00%	49,229
701 & 801 Charles Ewing Blvd.(2) Central NJ	12/28/2012	2009	Office	100.00%	111	100.00%	28,310
Mid-Atlantic Distribution Center-Bldg. A(2) Baltimore, MD	12/28/2012	2008	Warehouse/Distribution	100.00%	672	100.00%	43,150

Domestic Consolidated Properties(6)		2001			18,705	96.95%	1,941,015

International Consolidated Properties:
602 Central Blvd.(2) Coventry, UK	4/27/2007	2001	Office	100.00%	50	100.00%	23,847
Thames Valley Five Reading, UK	3/20/2008	1998	Office	100.00%	40	100.00%	29,572
Albion Mills Retail Park Wakefield, UK	7/11/2008	2000	Retail	100.00%	55	100.00%	22,098
Maskew Retail Park Peterborough, UK	10/23/2008	2007	Retail	100.00%	145	100.00%	53,740

International Consolidated Properties(6)		2003			290	100.00%	129,257

Consolidated Properties(6)		2001			18,995	97.00%	2,070,272

Domestic Unconsolidated Properties(6)(7):
Buckeye Logistics Center(8) Phoenix, AZ	6/12/2008	2008	Warehouse/Distribution	80.00%	1,009	100.00%	52,797
Afton Ridge Shopping Center(9) Charlotte, NC	9/18/2008	2007	Retail	90.00%	296	97.92%	44,530
AllPoints at Anson Bldg. 1(8) Indianapolis, IN	9/30/2008	2008	Warehouse/Distribution	80.00%	1,037	100.00%	42,684
12200 President’s Court(8) Jacksonville, FL	9/30/2008	2008	Warehouse/Distribution	80.00%	772	100.00%	29,995
201 Sunridge Blvd.(8) Dallas, TX	9/30/2008	2008	Warehouse/Distribution	80.00%	823	100.00%	25,690
Aspen Corporate Center 500(8) Nashville, TN	9/30/2008	2008	Office	80.00%	180	100.00%	29,936
125 Enterprise Parkway(8) Columbus, OH	12/10/2008	2008	Warehouse/Distribution	80.00%	1,142	100.00%	38,088
AllPoints Midwest Bldg. I(8) Indianapolis, IN	12/10/2008	2008	Warehouse/Distribution	80.00%	1,200	100.00%	41,428
Celebration Office Center(8) Orlando, FL	5/13/2009	2009	Office	80.00%	101	100.00%	13,640
22535 Colonial Pkwy(8) Houston, TX	5/13/2009	2009	Office	80.00%	90	100.00%	11,596
Fairfield Distribution Ctr. IX(8) Tampa, FL	5/13/2009	2008	Warehouse/Distribution	80.00%	136	100.00%	7,151
Northpoint III(8) Orlando, FL	10/15/2009	2001	Office	80.00%	108	100.00%	14,592
Goodyear Crossing Ind. Park II(8) Phoenix, AZ	12/7/2009	2009	Warehouse/Distribution	80.00%	820	100.00%	36,516
3900 North Paramount Parkway(8) Raleigh, NC	3/31/2010	1999	Office	80.00%	101	100.00%	11,176
3900 South Paramount Parkway(8) Raleigh, NC	3/31/2010	1999	Office	80.00%	119	100.00%	13,055
1400 Perimeter Park Drive(8) Raleigh, NC	3/31/2010	1991	Office	80.00%	45	100.00%	3,970
Miramar I(8)(10) Ft. Lauderdale, FL	3/31/2010	2001	Office	80.00%	94	100.00%	13,645
Miramar II(8)(10) Ft. Lauderdale, FL	3/31/2010	2001	Office	80.00%	129	100.00%	20,899
McAuley Place(8) Cincinnati, OH	12/21/2010	2001	Office	80.00%	191	100.00%	28,000
Point West I(8) Dallas, TX	12/21/2010	2008	Office	80.00%	183	100.00%	23,600
Sam Houston Crossing I(8) Houston, TX	12/21/2010	2007	Office	80.00%	160	100.00%	20,400
Regency Creek(8) Raleigh, NC	12/21/2010	2008	Office	80.00%	122	100.00%	18,000

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Easton III(8) Columbus, OH	12/21/2010	1999	Office	80.00%	136	100.00%	14,400
533 Maryville Centre(8) St. Louis, MO	12/21/2010	2000	Office	80.00%	125	100.00%	19,102
555 Maryville Centre(8) St. Louis, MO	12/21/2010	2000	Office	80.00%	127	90.49%	15,578
Norman Pointe I(8) Minneapolis, MN	3/24/2011	2000	Office	80.00%	213	97.49%	34,080
Norman Pointe II(8) Minneapolis, MN	3/24/2011	2007	Office	80.00%	324	100.00%	37,520
One Conway Park(2)(8) Chicago, IL	3/24/2011	1989	Office	80.00%	105	72.20%	12,320
West Lake at Conway(8) Chicago, IL	3/24/2011	2008	Office	80.00%	98	100.00%	14,060
The Landings I(8) Cincinnati, OH	3/24/2011	2006	Office	80.00%	176	100.00%	23,728
The Landings II(8) Cincinnati, OH	3/24/2011	2007	Office	80.00%	175	96.06%	20,928
One Easton Oval(2)(8) Columbus, OH	3/24/2011	1997	Office	80.00%	125	67.43%	9,529
Two Easton Oval(2)(8) Columbus, OH	3/24/2011	1995	Office	80.00%	129	81.92%	10,195
Atrium I(8) Columbus, OH	3/24/2011	1996	Office	80.00%	315	100.00%	36,200
Weston Pointe I(8) Ft. Lauderdale, FL	3/24/2011	1999	Office	80.00%	98	95.21%	15,507
Weston Pointe II(8) Ft. Lauderdale, FL	3/24/2011	2000	Office	80.00%	97	100.00%	18,701
Weston Pointe III(8) Ft. Lauderdale, FL	3/24/2011	2003	Office	80.00%	97	100.00%	18,867
Weston Pointe IV(8) Ft. Lauderdale, FL	3/24/2011	2006	Office	80.00%	96	100.00%	22,605

Domestic Unconsolidated Properties(6)(7)		2005			11,294	98.40%	864,708

International Unconsolidated Properties(7):
Amber Park(2)(11) South Normanton, UK	6/10/2010	1997	Warehouse/Distribution	80.00%	208	100.00%	12,514
Brackmills(2)(11) Northampton, UK	6/10/2010	1984	Warehouse/Distribution	80.00%	187	100.00%	13,407
Düren(2)(12) Rhine-Ruhr, Germany	6/10/2010	2008	Warehouse/Distribution	80.00%	392	100.00%	13,148
Schönberg(2)(12) Hamburg, Germany	6/10/2010	2009	Warehouse/Distribution	80.00%	454	100.00%	13,819
Langenbach(2)(12) Munich, Germany	10/28/2010	2010	Warehouse/Distribution	80.00%	225	100.00%	18,573
Graben Distribution Center I(12) Munich, Germany	12/20/2011	2011	Warehouse/Distribution	80.00%	1,018	100.00%	54,962
Graben Distribution Center II(12) Munich, Germany	12/20/2011	2011	Warehouse/Distribution	80.00%	73	100.00%	6,868
Valley Park, Unit D(2)(11) Rugby, UK	3/19/2012	2011	Warehouse/Distribution	80.00%	146	100.00%	10,247
Koblenz Distribution Center(12) Frankfurt, Germany	12/12/2012	2012	Warehouse/Distribution	80.00%	1,070	100.00%	63,021

International Unconsolidated Properties(6)(7)		2008			3,773	100.00%	206,559

Unconsolidated Properties(6)(7)		2005			15,067	98.80%	1,071,267

All Properties(6)(7)		2002			34,062	97.80%	$3,141,539

(1)

Approximate total acquisition cost represents the purchase price inclusive of customary costs and acquisition fees for properties acquired prior to January 1, 2009 and exclusive of customary costs and acquisition fees for properties acquired on dates subsequent to January 1, 2009.

(2)	This property is unencumbered.

(3)	Includes undeveloped land zoned for future office and warehouse/distribution/logistics use.

(4)	The National Union Fire Insurance Company’s lease expired on December 31, 2012, and it vacated the property. The 90 Hudson Street property is currently 65% leased.

(5)

This property is a consolidated joint venture office development property under construction as of December 31, 2012. This property’s Approximate Total Acquisition Cost reflects the costs incurred as of December 31, 2012. See “—Recent Developments,” for an update of this investment.

(6)	Total or weighted average. Weighted average Year Built is weighted based upon Approximate Total Acquisition Costs. Weighted average Percentage Leased is weighted based upon Net Rental Square Feet.

(7)	Does not include CBRE Strategic Partners Asia properties.

(8)	This property is held through the Duke joint venture. See “—Recent Developments,” for an update of this investment.

(9)	This property is held through the Afton Ridge joint venture.

(10)	Consolidated properties acquired on December 31, 2009 and contributed to the Duke joint venture.

(11)	This property is held through the UK JV.

(12)	This property is held through the European JV.

Joint Venture with Duke Realty

On May 5, 2008, we entered into a contribution agreement with Duke Realty Limited Partnership (“Duke”), a subsidiary of Duke Realty Corporation (NYSE: DRE), to form the Duke joint venture to initially acquire $248,900,500 in industrial real property assets (the “Industrial Portfolio”). The Industrial Portfolio consisted of six bulk industrial built-to-suit, fully leased properties. On September 12, 2008, we entered into a first amendment to the contribution agreement to acquire a fully leased office building for $37,111,000 and to increase and revise the total purchase commitment to $282,400,000. We own an 80% interest and Duke owns a 20% interest in the Duke joint venture.

As of December 31, 2012, the Duke joint venture held interests in 37 properties, 10 located in Florida, eight located in Ohio, four each located in North Carolina and Texas, two each located in Arizona, Illinois, Indiana, Minnesota and Missouri and one in Tennessee. The 37 properties total 10,998,000 rentable square feet and are currently 98% leased. As of December 31, 2012, the Duke joint venture included 23 triple net single-tenant and other single-tenant properties representing approximately 81% of Duke joint venture portfolio square footage.

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

On December 17, 2010, in connection with the entry into the Purchase Agreement for the Office Portfolio, as defined below, we entered into an amended and restated operating agreement for the Duke joint venture. The amended and restated operating agreement generally contains the same terms and conditions as the operating agreement dated June 12, 2008 described above, except for the following material changes: (i) Duke has granted us a call option to acquire Duke’s entire interest in the Duke joint venture which such interest shall be valued based on the opinions of qualified appraisers and which we can elect to exercise any time after June 30, 2012 upon the occurrence and adoption by resolution of certain triggering events and (ii) the Duke joint venture has certain rights to participate in the development of certain adjacent and nearby parcels of land currently owned by Duke. See “—Subsequent Events.”

We carry our investment in the Duke joint venture on the equity method of accounting because it is an entity under shared control with Duke. Those investments where we have the ability to exercise significant influence (but not control) over operating and financial policies of such entities are accounted for using the equity method. We eliminate transactions with such equity method subsidiaries to the extent of our ownership in such entities.

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

CBRE Strategic Partners Asia

We have agreed to a capital commitment of up to $20,000,000 in CB Richard Ellis Group Strategic Partners Asia II-A, L.P., or CBRE Strategic Partners Asia. As of December 31, 2012, we had funded $17,526,000 of our capital commitment and owned an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. CBRE Strategic Partners Asia was formed to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in Asia, including China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. As of December 31, 2012, CBRE Strategic Partners Asia, (which closed on January 31, 2008) with its parallel fund CB Richard Ellis Strategic Partners Asia II, L.P., had aggregate investor commitments of approximately $394,203,000 and had acquired ownership interests in 10 properties, five in China and five in Japan. Two of the five original ownership interests located in China were sold in 2010 and one ownership interest in China was sold in 2012. CBRE Strategic Partners Asia has an eight-year term, which may be extended for up to two one-year periods with the approval of two-thirds of the limited partners.

CBRE Strategic Partners Asia is managed by CBRE Investors SP Asia II, LLC, or the Investment Manager, an affiliate of CBRE Global Investors. The Investment Manager is entitled to an annual management fee and acquisition fees. Our share of investment management fees paid to the Investment Manager was approximately $144,000, $204,000 and $282,000, for the years ended December 31, 2012, 2011 and 2010, respectively. No acquisition fees were paid to the investment manager in 2012, 2011 and 2010.

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

UK JV and European JV

On June 10, 2010, we entered into two joint ventures with subsidiaries of the Goodman Group (ASX: GMG), (“Goodman”), one of which will seek to invest in logistics focused warehouse/distribution/logistics properties in the United Kingdom, (the “UK JV”), and the other which will seek to invest in logistics focused warehouse/distribution/logistics properties in France, Belgium, the Netherlands, Luxembourg and Germany, (the “European JV”). We own an 80% interest in each joint venture and Goodman owns a 20% interest in each joint venture.

UK JV

The shareholders’ agreement pertaining to the UK JV is by and among RT Princeton UK Holdings, LLC (our wholly-owned subsidiary), Goodman Jersey Holding Trust and Goodman Princeton Holdings (Jersey) Limited, the UK JV, for the purpose of acquiring and holding, either directly or indirectly, up to £400,000,000 in logistics focused warehouse/distribution/logistics properties. On June 10, 2010, we initially funded the UK JV with capital contributions of $26,180,000. The UK JV acquired an initial portfolio of two properties, which were previously owned by a subsidiary of Goodman and which were purchased by the UK JV simultaneously with the closing of the UK JV.

As of December 31, 2012, the UK JV held interests in three properties. The three triple net single-tenant properties total 541,000 rentable square feet and are currently 100% leased.

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

European JV

The shareholders’ agreement pertaining to the European JV is by and among RT Princeton CE Holdings, LLC (our wholly-owned subsidiary), Goodman Europe Development Trust acting by its trustee Goodman Europe Development Pty Ltd. and Goodman Princeton Holdings (LUX) S.À.R.L., the European JV, for the purpose of acquiring and holding, either directly or indirectly, up to €400,000,000 in logistics focused warehouse/ distribution/logistics properties. On June 10, 2010, we initially funded the European JV with capital contributions of $26,802,000. The European JV acquired an initial portfolio of two properties, Duren and Schönberg, which were previously owned by a subsidiary of Goodman and which were purchased by the European JV simultaneously with the closing of the European JV.

As of December 31, 2012, the European JV held interests in six properties. The six triple net single-tenant properties total 3,232,000 rentable square feet and are currently 100% leased.

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

Single- and Multi-Tenant Property Distribution

Our single- and multi-tenant property distribution of December 31, 2012 was as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Property Type	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
Triple Net Single-Tenant Properties(2)	62	15,509	$1,553,818	28	12,265	$692,341	90	27,774	$2,246,159
Multi-Tenant Properties	14	2,566	359,189	15	2,379	312,403	29	4,945	671,592
Other Single-Tenant Properties	6	920	157,265	4	423	66,523	10	1,343	223,788

Total	82	18,995	$2,070,272	47	15,067	$1,071,267	129	34,062	$3,141,539

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

(2)	Triple Net Single-Tenant Properties include certain properties that have di minimis secondary tenant(s).

Property Type Distribution

Our property type distribution as of December 31, 2012 was as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
Office	28	4,834	$1,253,378	29	4,059	$545,829	57	8,893	$1,799,207
Warehouse/ Distribution	52	13,961	741,056	17	10,712	480,908	69	24,673	1,221,964
Retail	2	200	75,838	1	296	44,530	3	496	120,368

Total	82	18,995	$2,070,272	47	15,067	$1,071,267	129	34,062	$3,141,539

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Geographic Distribution

Our geographic distribution as of December 31, 2012 was as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Domestic	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
New Jersey	6	1,465	$506,760	—	—	$—	6	1,465	$506,760
Florida	4	1,170	91,018	10	1,728	175,602	14	2,898	266,620
Texas	7	2,003	134,825	4	1,256	81,286	11	3,259	216,111
Virginia	3	840	186,723	—	—	—	3	840	186,723
Ohio	—	—	—	8	2,389	181,068	8	2,389	181,068
South Carolina	27	3,558	179,171	—	—	—	27	3,558	179,171
North Carolina	5	1,360	66,337	5	683	90,731	10	2,043	157,068
Arizona	2	613	62,700	2	1,829	89,313	4	2,442	152,013
California	7	688	146,917	—	—	—	7	688	146,917
Minnesota	3	731	62,259	2	537	71,600	5	1,268	133,859
Illinois	3	1,635	107,420	2	203	26,380	5	1,838	133,800
Massachusetts	3	769	94,280	—	—	—	3	769	94,280
Maryland	2	1,473	92,379	—	—	—	2	1,473	92,379
Indiana	—	—	—	2	2,237	84,112	2	2,237	84,112
Pennsylvania	1	300	72,742	—	—	—	1	300	72,742
Kansas	1	1,107	62,950	—	—	—	1	1,107	62,950
Missouri	—	—	—	2	252	34,680	2	252	34,680
Tennessee	—	—	—	1	180	29,936	1	180	29,936
Colorado	1	407	24,500	—	—	—	1	407	24,500
Georgia	1	122	21,834	—	—	—	1	122	21,834
Kentucky	1	189	14,800	—	—	—	1	189	14,800
Utah	1	275	13,400	—	—	—	1	275	13,400

Total Domestic	78	18,705	1,941,015	38	11,294	864,708	116	29,999	2,805,723

International
Germany	—	—	—	6	3,232	170,391	6	3,232	170,391
United Kingdom	4	290	129,257	3	541	36,168	7	831	165,425

Total International	4	290	129,257	9	3,773	206,559	13	4,063	335,816

Total	82	18,995	$2,070,272	47	15,067	$1,071,267	129	34,062	$3,141,539

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Significant Tenants

The following table details our largest tenants as of December 31, 2012 (in thousands):

			Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
	Tenant	Primary Industry	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
1.	Amazon.com, Inc(2)	Internet Retail	—	$—	4,954	$16,831	4,954	$16,831
2.	Barclay’s Capital	Financial Services	409	12,278	—	—	409	12,278
3.	Raytheon Company	Defense and Aerospace	666	10,023	—	—	666	10,023
4.	General Services Admin	Government	71	2,158	378	7,358	449	9,516
5.	National Union Fire(3) Insurance Co	Insurance	172	6,011	—	—	172	6,011
6.	JP Morgan Chase	Financial Services	396	5,973	—	—	396	5,973
7.	Nuance Communications	Software	201	5,665	—	—	201	5,665
8.	Endo Health Solutions Inc.	Pharmaceutical and Health Care Related	300	5,591			300	5,591
9.	Lord Abbett & Co	Financial Services	149	5,211	—	—	149	5,211
10.	Eisai	Pharmaceutical and Health Care Related	209	5,189	—	—	209	5,189
11.	Comcast	Telecommunications	220	4,819	—	—	220	4,819
12.	The Coleman Company	Consumer Product	1,107	4,528	—	—	1,107	4,528
13.	Deloitte	Professional Services	175	4,390	—	—	175	4,390
14.	Clorox International Co.	Consumer Products	1,350	4,310	—	—	1,350	4,310
15.	Barr Laboratories	Pharmaceutical and Health Care Related	142	4,061	—	—	142	4,061
16.	Unilever(4)	Consumer Products	—	—	1,595	3,864	1,595	3,864
17.	PPD Development	Pharmaceutical and Health Care Related	—	—	252	3,762	252	3,762
18.	Eveready Battery Company	Consumer Products	—	—	168	3,568	168	3,568
19.	ConAgra Foods	Food Service and Retail	742	3,422	—	—	742	3,422
20.	NDB Capital Markets	Financial Services	97	3,400	—	—	97	3,400
21.	Carl Zeiss	Pharmaceutical and Health Care Related	202	3,337	—	—	202	3,337
22.	Whirlpool Corp	Consumer Product	1,020	3,264	—	—	1,020	3,264
23.	American LaFrance	Vehicle Related Manufacturing	513	3,163	—	—	513	3,163
24.	Bob’s Discount Furniture	Home Furnishings/Home Improvement	672	2,977			672	2,977
25.	Prime Distribution Services	Logistics and Distribution	—	—	1,200	2,958	1,200	2,958
26.	Nationwide Mutual Ins	Insurance	—	—	315	2,928	315	2,928
27.	Kellogg’s	Consumer Products	—	—	1,142	2,817	1,142	2,817
28.	Time Warner	Telecommunications	134	2,814	—	—	134	2,814
29.	B&Q	Home Furnishings/Home Improvement	104	2,713	—	—	104	2,713

			Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
	Tenant	Primary Industry	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
30.	REMEC	Defense and Aerospace	133	2,579	—	—	133	2,579
31.	Dr. Pepper	Food Service and Retail	601	2,532	—	—	601	2,532
32.	Syngenta Seeds	Agriculture	116	2,473	—	—	116	2,473
33.	NCS Pearson, Inc	Education	—	—	153	2,424	153	2,424
34.	Verizon Wireless(5)	Telecommunications	—	—	180	2,375	180	2,375
35.	Iowa College Acquisition Corp.(6)	Education	125	2,303	—	—	125	2,303
36.	Citicorp North America	Financial Services	—	—	194	2,284	194	2,284
37.	Royal Caribbean Cruises	Travel/Leisure	—	—	129	2,225	129	2,225
38.	SBM Atlantia, Inc.	Petroleum and Mining	171	2,217	—	—	171	2,217
39.	FMC Corporation	Petroleum and Mining	111	2,116	—	—	111	2,116
40.	American Home Mortgage	Financial Services	—	—	183	2,024	183	2,024
	Other (232 tenants)		8,117	41,051	4,043	37,976	12,160	79,027

			18,425	$160,568	14,886	$93,394	33,311	$253,962

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

(3)	The National Union Fire Insurance Company’s lease expired on December 31, 2012, and it vacated the property. The 90 Hudson Street property is currently 65% leased.

(4)	Our tenant is CONOPCO, Inc., a wholly-owned subsidiary of Unilever.

(5)	Verizon Wireless is the d/b/a for Cellco Partnership.

(6)	Our tenant is Iowa College Acquisitions Corp., an operating subsidiary of Kaplan, Inc. The lease is guaranteed by Kaplan Inc.

Tenant Industries

Our tenants operate across a wide range of industries. The following table details our tenant-industry concentrations as of December 31, 2012 (in thousands):

	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
Primary Tenant Industry Category	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
Financial Services	1,233	$28,586	532	$5,938	1,765	$34,524
Pharmaceutical and Health Care Related	1,188	19,613	717	8,523	1,905	28,136
Consumer Products	4,528	14,382	3,510	13,331	8,038	27,713
Internet Retail	330	1,426	4,954	16,831	5,284	18,257
Defense and Aerospace	901	15,296	—	—	901	15,296
Logistics and Distribution	1,081	4,602	2,243	8,089	3,324	12,691
Insurance(2)	271	7,992	438	4,639	709	12,631
Telecommunications	737	9,678	194	2,537	931	12,215
Government	72	2,158	378	7,358	450	9,516
Food Service and Retail	2,032	8,392	38	460	2,070	8,852
Home Furnishings/Home Improvement	1,226	7,739	70	1,070	1,296	8,809
Vehicle Related Manufacturing	1,542	8,571	—	—	1,542	8,571
Business Services	1,016	4,323	310	3,813	1,326	8,136
Education	124	2,303	362	5,702	486	8,005
Professional Services	258	5,216	144	1,945	402	7,161
Software	201	5,665	15	214	216	5,879
Other Manufacturing	785	2,701	154	2,552	939	5,253
Petroleum and Mining	285	4,388	55	646	340	5,034
Specialty Retail	391	3,203	111	1,193	502	4,396
Travel and Leisure	—	—	240	4,327	240	4,227
Agriculture	116	2,472	9	99	125	2,571
Apparel Retail	—	—	225	1,897	225	1,897
Executive Office Suites	86	1,735	12	—	98	1,735
Utilities	—	—	127	1,538	127	1,538
Other Retail	22	127	48	692	70	819

Total	18,425	$160,568	14,886	$93,394	33,311	$253,962

(1)

Net Rentable Square Feet for Unconsolidated Properties is at 100%. Annualized Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

(2)	Includes National Union Fire Insurance Company—see “—Significant Tenants.”

Tenant Lease Expirations

The following table sets forth a schedule of expiring leases for our consolidated and unconsolidated properties as of December 31, 2012 (Expiring Net Rentable Square Feet and Expiring Base Rent in thousands):

	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
	Expiring Net Rentable Square Feet	Expiring Base Rent	Expiring Net Rentable Square Feet	Expiring Base Rent	Number Of Expiring Leases	Expiring Net Rentable Square Feet	Expiring Base Rent	Percentage of Expiring Base Rent
2013	1,775	$13,615	662	$5,029	51	2,437	$18,644	6.61%
2014	1,266	7,648	406	6,209	37	1,672	13,857	4.91%
2015	741	6,339	410	4,273	33	1,151	10,612	3.76%
2016	1,152	17,420	685	9,045	33	1,837	26,465	9.39%
2017	425	6,569	1,317	10,876	35	1,742	17,445	6.19%
2018	813	8,859	2,219	12,844	27	3,032	21,703	7.70%
2019	2,472	16,971	3,736	18,426	24	6,208	35,397	12.55%
2020	1,875	18,623	30	457	12	1,905	19,080	6.77%
2021	4,126	33,703	2,538	16,452	17	6,664	50,155	17.79%
2022	517	5,883	1,234	7,293	6	1,751	13,176	4.67%
Thereafter	3,263	41,750	1,649	13,687	20	4,912	55,437	19.65%

Total	18,425	$177,380	14,886	$104,591	295	33,311	$281,971	100.00%

Weighted Average Remaining Term (years)(2)

Triple Net Single-Tenant Properties(3)		8.11		7.27			7.85
Multi-Tenant Properties		6.54		5.44			5.96
Other Single-Tenant Properties		5.58		7.84			6.56
Total		7.67		6.73			7.32

(1)

Expiring Net Rentable Square Feet for Unconsolidated Properties is at 100%. Expiring Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

(2)	Weighted Average Remaining Term is the average remaining term weighted by Expiring Base Rent.

(3)	Triple Net Single-Tenant Properties include certain properties that have di minimis secondary tenant(s).

Property Portfolio Size

Our portfolio size at the end of each quarter since commencement of our initial public offering (October 24, 2006) through December 31, 2012 is as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Cumulative Property Portfolio as of:	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
12/31/2006	9	878	86,644	—	—	—	9	878	86,644
3/31/2007	9	878	86,644	—	—	—	9	878	86,644
6/30/2007	10	928	110,491	—	—	—	10	928	110,491
9/30/2007	42	5,439	348,456	—	—	—	42	5,439	348,456
12/31/2007	44	5,576	353,594	—	—	—	44	5,576	353,594
3/31/2008	47	6,257	426,856	—	—	—	47	6,257	426,856
6/30/2008	47	6,257	426,856	1	605	35,636	48	6,862	462,492
9/30/2008	49	6,483	486,777	6	3,307	193,773	55	9,790	680,550
12/31/2008	52	6,771	582,682	8	5,649	273,205	60	12,420	855,887
3/31/2009	52	6,771	582,717	8	5,649	273,130	60	12,420	855,847
6/30/2009	53	7,106	598,103	11	5,976	305,308	64	13,082	903,411
9/30/2009	57	7,805	719,822	11	5,976	305,202	68	13,781	1,025,024
12/31/2009	60	8,630	791,314	13	6,904	356,158	73	15,534	1,147,472
3/31/2010	58	8,407	748,835	18	7,392	418,818	76	15,799	1,167,653
6/30/2010	62	9,086	916,210	22	8,633	471,615	84	17,719	1,387,825
9/30/2010	63	9,295	983,810	22	8,633	471,615	85	17,928	1,455,425
12/31/2010	73	12,800	1,308,560	30	9,901	629,268	103	22,701	1,937,828
3/31/2011	73	12,800	1,308,560	43	11,950	903,508	116	24,750	2,212,068
6/30/2011	75	14,614	1,657,966	43	12,356	917,566	118	26,970	2,575,532
9/30/2011	74	13,906	1,689,048	43	12,355	918,771	117	26,261	2,607,819
12/31/2011	77	14,434	1,747,299	45	13,851	997,506	122	28,285	2,744,805
3/31/2012	78	15,784	1,824,403	46	13,997	1,007,753	124	29,781	2,832,156
6/30/2012	78	15,784	1,842,359	46	13,997	1,007,753	124	29,781	2,850,112
9/30/2012	78	16,831	1,920,218	46	13,997	1,008,246	124	30,828	2,928,464
12/31/2012	82	18,995	2,070,272	47	15,067	1,071,267	129	34,062	3,141,539

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

Property Tax Basis and Real Estate Tax

The following table provides information regarding our property tax basis and real estate taxes at each of our consolidated properties as of December 31, 2012:

Location	Property	Original Property Tax Basis	2012 Annualized Real Estate Taxes
San Diego, CA	REMEC Corporate Campus	$26,667,000	$324,000
Boston, MA	300 Constitution Drive	19,805,000	306,000
Atlanta, GA	Deerfield Commons I	19,572,000	232,000
Atlanta, GA	Deerfield Commons II	2,262,000	52,000

Location	Property	Original Property Tax Basis	2012 Annualized Real Estate Taxes
Dallas, TX	505 Century	6,095,000	112,000
Dallas, TX	631 International	5,407,000	86,000
Dallas, TX	660 North Dorothy	6,836,000	107,000
Chicago IL	Bolingbrook Point III	18,170,000	224,000
Spartanburg, SC	Community Cash Complex 1-5	7,987,000	147,000
Spartanburg, SC	Fairforest Bldgs. 1-4	19,753,000	356,000
Spartanburg, SC	Fairforest Bldg. 5	16,968,000	277,000
Spartanburg, SC	Fairforest Bldg. 6	7,469,000	159,000
Spartanburg, SC	Fairforest Bldg. 7	5,626,000	116,000
Spartanburg, SC	Greenville/Spartanburg Ind. Pk.	3,388,000	77,000
Spartanburg, SC	Highway 290 Commerce Pk. Bldgs.	20,083,000	370,000
Spartanburg, SC	HJ Park Bldg. 1	4,216,000	110,000
Charleston, SC	Jedburg Commerce Park	41,991,000	355,000
Charlotte, NC	Kings Mountain I	5,497,000	35,000
Charlotte, NC	Kings Mountain II	11,311,000	55,000
Charleston, SC	Mount Holly Building	6,208,000	53,000
Charleston, SC	North Rhett I	10,302,000	138,000
Charleston, SC	North Rhett II	7,073,000	69,000
Charleston, SC	North Rhett III	4,812,000	55,000
Charleston, SC	North Rhett IV	17,060,000	226,000
Charleston, SC	Orangeburg Park Bldg.	5,474,000	130,000
Spartanburg, SC	Orchard Business Park 2	761,000	11,000
Winston-Salem, NC	Union Cross Bldg. I	6,585,000	122,000
Winston-Salem, NC	Union Cross Bldg. II	17,216,000	176,000
Dallas, TX	Lakeside Office Center	17,994,000	241,000
Charlotte, NC	Kings Mountain III	25,728,000	85,000
Houston, TX	Enclave on the Lake	37,827,000	716,000
Washington, DC	Avion Midrise III	21,111,000	241,000
Washington, DC	Avion Midrise IV	21,112,000	241,000
Minneapolis, MN	13201 Wilfred	15,340,000	529,000
Oakland, CA	3011, 3055 & 3077 Comcast Place	49,000,000	802,000
Boston, MA	140 Depot Street	18,950,000	239,000
Orlando, FL	12650 Ingenuity Drive	25,350,000	274,000
Minneapolis, MN	Crest Ridge Corporate Center I	28,419,000	871,000
Jacksonville, FL	West Point Trade Center	29,000,000	483,000
Oakland, CA	5160 Hacienda Dr.	38,500,000	464,000
San Diego, CA	10450 Pacific Center Ct.	32,750,000	371,000
Northern NJ	225 Summit Avenue	40,600,000	484,000
Boston, MA	One Wayside Road	55,525,000	583,000
Northern NJ	100 Tice Blvd.	67,600,000	860,000
Chicago, IL	Ten Parkway North	25,000,000	438,000
Washington, DC	Pacific Corporate Park	144,500,000	2,045,000
Northern NJ	100 Kimball Drive	60,250,000	814,000
Dallas, TX	4701 Gold Spike Drive	20,300,000	344,000
Cincinnati, OH	1985 International Way	14,800,000	110,000
Salt Lake City, UT	Summit Distribution Center	13,400,000	133,000
Jacksonville, FL	3660 Deerpark Boulevard	15,300,000	184,000
Phoenix, AZ	Tolleson Commerce Park II	9,200,000	169,000
New York City Metro, NJ	70 Hudson Street	155,000,000	2,343,000
New York City Metro, NJ	90 Hudson Street	155,000,000	2,310,000
Dallas, TX	Millers Ferry Road	40,366,000	1,070,000
Phoenix, AZ	Sky Harbor Operations Center	53,500,000	N/A
Denver, CO	Aurora Commerce Center Bldg. C	24,500,000	503,000
Tampa FL	Sabal Pavilion	21,368,000	296,000
Chicago, IL	2400 Dralle Road	64,250,000	252,000

Location	Property	Original Property Tax Basis	2012 Annualized Real Estate Taxes
Kansas City, KS	Midwest Commerce Center I	62,950,000	622,000
Minneapolis, MN	20000 S. Diamond Lake Road	18,500,000	464,000
Baltimore, MD	Gateway I and Gateway II at Riverside	49,229,000	315,000
Central, NJ	701 & 801 Charles Ewing Blvd.	28,310,000	1,062,000
Baltimore, MD	Mid-Atlantic Distribution Center—Bldg. A	43,150,000	135,000
Philadelphia, PA(1)	1400 Atwater Drive	72,742,000	N/A
Coventry, UK	602 Central Blvd.	23,847,000	N/A
Reading, UK	Thames Valley Five	29,572,000	N/A
Wakefield, UK	Albion Mills Retail Park	22,098,000	N/A
Peterborough, UK	Maskew Retail Park	53,740,000	N/A

Total		$2,070,272,000	$25,573,000

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

Recent Developments

On January 30, 2013, we acquired 100% of Trammel Crow Company’s (“TCC”) interest in our joint venture with TCC which owned and developed our 1400 Atwater Drive property, a 300,000 square foot office development in Malvern, Pennsylvania, a suburb of Philadelphia. 1400 Atwater Drive is 100% leased to Endo Pharmaceuticals, Inc. for use as their corporate headquarters through November 2024 and the lease is guaranteed by Endo Health Solutions Inc. (NASDAQ: ENDP), Endo Pharmaceuticals’ parent company, a specialty pharmaceutical and healthcare solutions company. The cost of the acquisition was approximately $3,431,000. We funded this acquisition using cash reserves and borrowings under our Unsecured Credit Facility.

On February 19, 2013, we entered into an agreement with TCC that will obligate us to form a joint venture with TCC upon the expiration of certain contingencies. We would own a 95% interest and TCC would own a 5% interest in the joint venture. The joint venture will develop a four building, 454,801 square foot build-to-suit office complex in Malvern, Pennsylvania, a suburb of Philadelphia, for Shire US, Inc., which will serve as their US corporate headquarters under a fifteen year lease. Shire US, Inc. is the US based subsidiary of Irish pharmaceutical company Shire Plc (LSE: SHP, NASDAQ: SHPG), a major international pharmaceutical company. The total project cost is anticipated to be approximately $122,288,000 and upon completion of construction and satisfaction of closing obligations, we will acquire 100% of TCC’s interest in the joint venture. There can be no assurance that the joint venture will be formed or that the project will be completed.

On March 1, 2013, we acquired 100% of Duke Realty Limited Partnership’s (“Duke Realty”) interests in 17 properties that were held in our joint venture with Duke Realty (“Duke JV”). The properties are located in major submarkets of Phoenix, Raleigh/Durham, Houston,

Columbus, Cincinnati, Orlando, Ft. Lauderdale, Minneapolis and Dallas and consisted of 16 office buildings and one warehouse/distribution/logistics building totaling 3,318,402 square feet. The acquisition was structured such that membership interests in each of the subsidiaries that hold the properties were distributed to Duke Realty and CSP OP on a pro rata basis in accordance with their percentage ownership interests in the Duke JV (80% to CSP OP and 20% Duke Realty) and CSP OP then purchased Duke Realty’s 20% membership interests in those subsidiaries, resulting in CSP OP owning a 100% interest in each of the property-owning subsidiaries. The aggregate purchase price that CSP OP paid to Duke Realty in connection with the acquisition was approximately $98,140,000, which is 20% of approximately $490,700,000 exclusive of fees and customary closing costs, but inclusive of approximately $216,010,000 of existing mortgage financing. We funded this acquisition using cash reserves and borrowings under our Unsecured Credit Facility.

On March 5, 2013, we entered into an unsecured term loan in the amount of $50,000,000 with TD Bank, N.A (the “TD Term Loan”). Upon closing the TD Term Loan, we simultaneously entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the TD Term Loan at 3.425% per annum for its seven-year term, based upon the TD Term Loan’s current stated applicable margin, which may vary during its term based upon the then-current leverage ratio or our then-current credit rating. The TD Term Loan contains customary representations and warrants and covenants. We used the proceeds of the TD Term Loan to repay a portion of our borrowings under our Unsecured Credit Facility.

On March 7, 2013, we entered into an unsecured term loan (the “Wells Fargo Term Loan”) in the amount of $200,000,000 with Wells Fargo Bank, National Association (“Wells Fargo”) and certain other lenders defined in the Wells Fargo Term Loan. Upon closing the Wells Fargo Term Loan, we simultaneously entered into an interest rate swap agreement with Wells Fargo to effectively fix the interest rate on the Wells Fargo Term Loan at 2.4885% per annum for its five-year term, based upon the Wells Fargo Term Loan’s current stated applicable margin, which may vary based upon the then-current leverage ratio or our then-current credit rating. The Wells Fargo Term Loan contains customary representations and warrants and covenants. We used the proceeds of the Wells Fargo Term Loan to repay a portion of our borrowings under our Unsecured Credit Facility.

On March 7, 2013, we entered into a First Amendment (the “First Amendment”) to the credit agreement entered into on September 13, 2012 with a group of lenders, which provided us with an unsecured, revolving credit facility in the initial amount of $700,000,000 (the “Unsecured Credit Facility”). The First Amendment modified the Unsecured Credit Facility to among other things: (i) amend certain definitions, (ii) amend certain requirements of the guarantor, (iii) amend the requirements relating to quarterly financial statements, annual statements, compliance certificates and certain other SEC filings, (iv) amend the requirements relating to electronic delivery of information, (v) provide the Company with an option to restate the tangible net worth covenant in the event of a redemption event, (vi) remove the restriction on negative pledges, (vii) amend the restrictions on intercompany transfers and (viii) amend certain disclosure and confidentiality provisions.

ITEM 3.	LEGAL PROCEEDINGS

We were not party to any material legal proceedings at December 31, 2012.

ITEM 4.	MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 22, 2013, we had approximately 248,593,441 common shares outstanding, held by a total of 62,421 shareholders. The number of shareholders is based on the records of DST Systems, Inc., which serves as our registrar and transfer agent. There is currently no active public trading market for our common shares and a trading market may never develop or, if developed, such market may not be sustained. As a result, you may find it difficult to find a buyer for your shares. In addition, our declaration of trust currently prohibits the ownership of more than 3.0% by number or value, whichever is more restrictive, of our outstanding common shares or more than 3.0% by number or value, whichever is more restrictive, of our outstanding shares, unless exempted by our board of trustees. Consequently, there is the risk that our shareholders may not be able to sell their shares at a time or price acceptable to them. Pursuant to our follow-on public offering, which closed on January 30, 2012, we sold our common shares to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to our dividend reinvestment plan. We are currently issuing common shares to shareholders at a price of $9.50 per share pursuant to our amended and restated dividend reinvestment plan.

To assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”), we intend to provide reports of the per share estimate value of common shares to those fiduciaries who request such requests. In addition, in order for Financial Industry Regulatory Authority (“FINRA”) members and their associated persons to have participated in the sale of common shares pursuant to our public offerings, we are required pursuant to FINRA Rule 2310 to disclose in each annual report distributed to shareholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. For these purposes, the estimated value of the shares was deemed to be $10.00 per share as of December 31, 2012. The basis for this estimated value is the fact that the public offering price for our common shares in our completed follow-on public offering was $10.00 per share (not taking into account purchase price discounts for certain categories of purchasers). However, there is currently no active public trading market for the common shares at this time, and there can be no assurance that shareholders could receive $10.00 per share if such a market did exist and they sold their common shares or that they will be able to receive such amount for their common shares in the future. Moreover, we have not performed an appraisal of our properties; as such, this estimated value is not necessarily based upon the appraised value of our properties, nor does it necessarily represent the amount shareholders would receive if our properties were sold and the proceeds distributed to our shareholders in a liquidation, which amount may be less than $10.00 per share. Until July 30, 2013 (18 months after the termination of our follow-on public offering), we intend to use the offering price of our common shares in our follow-on public offering as the per share estimated value. Thereafter, the value of the properties and other assets will be based on valuations of either our properties or us as a whole, whichever valuation method our Board of Trustees determines to be appropriate, which may include independent valuations of our properties or of our company as a whole.

Dividend Reinvestment Plan

On July 29, 2012, our Board of Trustees adopted and approved, effective July 1, 2012, a second amendment and restatement of our dividend reinvestment plan. The following is a summary of our second amended and restated dividend reinvestment plan (the “divided reinvestment plan”) that allows you to have dividends and other distributions otherwise distributable to you invested in additional common shares. As of December 31, 2012, we had issued 17,993,725 common shares pursuant to our dividend reinvestment plan.

Administrator

DST systems, Inc. serves as the plan administrator. The plan administrator administers the plan, keeps records and provides each participant with purchase confirmations.

Eligibility

Our existing shareholders, and persons who receive our shares upon conversion of OP units of CSP OP are eligible to participate in our dividend reinvestment plan, provided such persons meet the investor suitability and minimum purchase requirements of their states of residence. We may elect to deny your participation in the dividend reinvestment plan if you reside in a jurisdiction or foreign country where, in our judgment, the burden or expense of compliance with applicable securities laws makes your participation impracticable or inadvisable.

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

Share Purchases

Our Board of Trustees determined that the offering price for shares under the dividend reinvestment plan will initially be $9.50 per share. In our recent public offerings of common shares, the price per common share was $10.00. In the event that our Board of Trustees determines that the fair market value of our common shares has changed, common shares will thereafter be sold pursuant to the dividend reinvestment plan at a price determined by our Board of Trustees, which price shall not be less than 95% of the fair market value of a common share on the reinvestment date (including any administrative costs paid by us on participants’ behalf) as so determined. There is currently no active public trading market for our common shares. The initial offering price per share may not reflect the value of the underlying assets. The selling price also may not be indicative of the price at which the shares may trade if they were listed on an exchange or of the proceeds that a shareholder may receive if we liquidated or dissolved. The purchase of fractional shares is a permissible, and likely, result of the reinvestment of distributions under the dividend reinvestment plan. Shares may be issued under the dividend reinvestment plan until all shares registered as part of the dividend reinvestment plan offering have been sold.

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

Fees and Commissions

We do not pay selling commissions or other fees on shares sold under our dividend reinvestment plan. We do not receive a fee for selling shares under the dividend reinvestment plan. We are responsible for all administrative charges and expenses charged by the plan administrator. Any interest earned on such distributions will be paid to us to defray certain costs relating to the dividend reinvestment plan.

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

Termination of Participation

You may terminate your participation (in whole and not in part) in the dividend reinvestment plan at any time, without penalty, by providing written notice to us at least ten business days prior to the last day of the fiscal period to which the distribution relates. If you terminate your participation in the dividend reinvestment plan, the plan administrator will send you a check in payment for the amount of any distributions that have not been reinvested in shares, and our record books will be revised to reflect the ownership records of your whole and fractional shares. Any transfer of your shares will effect a termination of the participation of those shares in the dividend reinvestment plan. You must promptly notify us should you no longer meet the suitability standards described under the “Suitability Standards” section of the prospectus relating to our dividend reinvestment plan offering or cannot make the other representations or warranties set forth in the enrollment form at any time prior to the listing of our shares on the New York Stock Exchange or another national securities exchange. We will terminate your participation to the extent that a reinvestment of your dividends in our shares would cause you to exceed the ownership limitation contained in our declaration of trust. In the event you terminate your participation in the dividend reinvestment plan, you may subsequently re-enroll in the plan upon receipt of the then current version of the prospectus relating to our dividend reinvestment plan offering by notifying the plan agent and completing any required documents.

Amendment or Termination of Plan

We may amend or terminate the dividend reinvestment plan for any reason at any time upon ten days prior written notice to participants.

Share Redemption Program

On February 3, 2012, our Board of Trustees adopted and approved an amendment and restatement of our share redemption program (the “share redemption program”). Our share redemption program is designed to provide existing eligible shareholders with limited, interim liquidity by enabling them to sell shares back to us prior to a liquidity event. Shareholders who have held their shares for at least one year and who purchased those shares from us or received the shares from us through a non-cash transaction, not in the secondary market, may, on a quarterly basis, present to us for redemption all or any portion of their shares. However, in the event that an eligible shareholder presents fewer than all of his or her shares to us for redemption, such shareholder must present at least 25% of his or her shares to us for redemption and must retain at least $5,000 of common shares if any shares are held after such redemption. At that time, we may, subject to the conditions and limitations described below, redeem such shares for cash to the extent that we have sufficient funds available from the proceeds received through our dividend reinvestment plan and, at the sole discretion of our Board of Trustees, other sources, to fund such redemption after the payment of dividends necessary to maintain our qualification as a REIT and to avoid payment of any U.S. federal income tax or excise tax on our net taxable income and other funding needs as determined by our Board of Trustees.

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

Redemption of shares, when requested, will be made quarterly and, in the event our available cash from the proceeds received through our dividend reinvestment plan or, at the sole discretion of our Board of Trustees, other sources, is insufficient to fund all redemption requests, each shareholder’s request will be reduced on a pro rata basis. Alternatively, if we do not have such funds available, at the time when redemption is requested, a shareholder can (i) withdraw his or her request for redemption, or (ii) ask that we carry over his or her request to the next quarterly period, if any, when sufficient funds become available. If a shareholder does not make a subsequent request, we will treat the initial redemption request as cancelled.

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

A shareholder who wishes to have his or her shares redeemed must mail or deliver a written request on a form we provide, executed by the shareholder, its trustee or authorized agent, to the redemption agent, which is currently DST Systems, Inc. Within 30 days following the redemption agent’s receipt of the shareholder’s request, the redemption agent will forward to such shareholder the documents necessary to affect the redemption, including any signature guarantee we or the redemption agent may require. The redemption agent will affect such redemption for the calendar quarter provided that it receives the properly completed redemption documents relating to the shares to be redeemed from the shareholder at least one calendar month prior to the last day of the current calendar quarter and has sufficient funds available to redeem such shares. The effective date of any redemption will be the last date during a quarter during which the redemption agent receives the properly completed redemption documents. As a result, we anticipate that, assuming sufficient funds are available for redemption and we have not reached our 5% limitation, the redemptions will be paid no later than 30 days after the quarterly determination of the availability of funds for redemption.

You will have no right to request redemption of your shares should our shares become listed on a national securities exchange, the NASDAQ Global Select Market or the NASDAQ Global Market. Our share redemption program is only intended to provide interim liquidity for our existing shareholders until a secondary market develops for the shares, at which time the program would terminate. No such market presently exists, and we cannot assure you that any market for your shares will ever develop. We are conducting an ongoing review of potential alternatives for our share redemption program, which may include the suspension or termination of the plan.

For the years ended December 31, 2012 and 2011, we received requests to redeem 7,460,762 common shares and 4,698,734, common shares, respectively, pursuant to our share redemption program. We redeemed 100% of the redemption requests for each of the years ended December 31, 2012 and 2011 at an average price per share of $9.43 and $9.21, respectively. We funded share redemptions for the periods noted above from the proceeds of the sale of our common shares pursuant to our dividend reinvestment plan.

Shares

The number of our common shares issued and outstanding as of March 22, 2013 was 248,593,441

Distribution Policy

We intend to distribute all or substantially all of our net taxable income (which does not ordinarily equate to net income as calculated in accordance with GAAP) to our shareholders in each year. We currently intend to declare dividends on a daily basis, but aggregate and pay dividends on a quarterly basis. Our distribution policy is subject to revision at the discretion of our Board of Trustees without notice to you or shareholder approval. All distributions will be made by us at the discretion of our Board of Trustees and will be based upon our Board of Trustee’s evaluation of our assets, operating results, historical and projected cash flows (and sources thereof), historical and projected equity offering proceeds from our offerings, historical and projected debt incurred, projected investments and capital requirements, the anticipated timing between receipt of our equity offering proceeds and investment of those proceeds, maintenance of REIT qualification, applicable provisions of Maryland law, general economic, market and industry conditions, any liquidity event options we may pursue, and such other factors as our Board of Trustees deems relevant. We cannot assure you that we will be able to pay or maintain the levels of distributions we have historically paid or that distributions will increase over time.

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

The following table sets forth the distributions per common share declared by our Board of Trustees and dates of such distributions:

Quarter	Declared	Date of Distribution
First Quarter, 2010	$0.15	April 16, 2010
Second Quarter, 2010	$0.15	July 16, 2010
Third Quarter, 2010	$0.15	October 15, 2010
Fourth Quarter, 2010	$0.15	January 14, 2011
First Quarter, 2011	$0.15	April 15, 2011
Second Quarter, 2011	$0.15	July 15, 2011
Third Quarter, 2011	$0.15	October 14, 2011
Fourth Quarter, 2011	$0.15	January 13, 2012
First Quarter, 2012	$0.15	April 13, 2012
Second Quarter, 2012	$0.15	July 13, 2012
Third Quarter, 2012	$0.15	October 12, 2012
Fourth Quarter, 2012	$0.15	January 11, 2013
First Quarter, 2013	$0.15	April 12, 2013*

*	Anticipated payment date

The following table presents total distributions declared and paid and distributions per share as well as the source of payment of such distributions, for each of the last four quarters in the years ended December 31, 2012, 2011 and 2010:

2012 Quarters	First	Second	Third	Fourth
Total distributions declared and paid	$36,726,000	$37,366,000	$37,374,000	$37,418,000
Distributions per share	$0.15	$0.15	$0.15	$0.15
Amount of distributions per share funded by cash flows provided by operating entities	0.1282	0.1005	0.1186	0.0261
Amount of distributions per share funded by uninvested proceeds from financings of our properties	0.0218	0.0495	0.0314	0.1239

2011 Quarters	First	Second	Third	Fourth
Total distributions declared and paid	$25,306,000	$27,125,000	$29,911,000	$32,785,000
Distributions per share	$0.15	$0.15	$0.15	$0.15
Amount of distributions per share funded by cash flows provided by operating entities	$0.0758	$0.0707	$0.0888	$0.0716
Amount of distributions per share funded by uninvested proceeds from financings of our properties	$0.0742	$0.0793	$0.0612	$0.0784

2010 Quarters	First	Second	Third	Fourth
Total distributions declared and paid	$16,841,000	$19,266,000	$21,623,000	$24,053,000
Distributions per share	$0.15	$0.15	$0.15	$0.15
Amount of distributions per share funded by cash flows provided by operating entities	$0.1212	$0.0540	$0.0826	$0.0444
Amount of distributions per share funded by uninvested proceeds from financing of our properties	$0.0288	$0.0960	0.0674	$0.1056

On December 11, 2012, our Board of Trustees approved a quarterly distribution to shareholders of $0.15 per common share for the first quarter of 2013. The distribution will be calculated on a daily basis and paid on April 12, 2013 to shareholders of record during the period January 1, 2013 through and including March 31, 2013.

Our first quarter 2012 distributions, paid on April 13, 2012, were funded 85.46% by cash flows provided by operating activities and 14.54% from uninvested proceeds from financings of our properties. In addition, distributions totaling $16,777,000 were reinvested in our common shares pursuant to our dividend reinvestment plan. Our second quarter 2012 distributions, paid on July 13, 2012, were funded 67.02% by cash flows provided by operating activities and 32.98% from uninvested proceeds from financings of our properties. In addition, distributions totaling $16,991,000 were reinvested in our common shares pursuant to our dividend reinvestment plan. Our third quarter 2012 distributions, paid on October 12, 2012, were funded 79.04% by cash flows provided by operating activities and 20.96% from uninvested proceeds from financings of our properties. In addition, distributions totaling $16,917,000 were reinvested in our common shares pursuant to our dividend reinvestment plan. Our fourth quarter 2012 distributions, paid on January 11, 2013, were funded 17.43% by cash flows provided by operating activities and 82.57% from uninvested proceeds from financings of our properties. In addition, distributions totaling $16,799,000 were reinvested in our common shares pursuant to our dividend reinvestment plan.

Our 2012 distributions were funded 62.12% by cash flows provided by operating activities and 37.88% from uninvested proceeds from financings of our properties. In addition, 2012 distributions totaling $67,484,000 were reinvested in our common shares pursuant to our dividend reinvestment plan during 2012.

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

Our first quarter 2010 distributions, paid on April 16, 2010, were funded 80.79% by cash flows provided by operating activities and 19.21% from uninvested proceeds from financings of our properties. In addition, distributions totaling $7,318,000 were reinvested in our common shares pursuant to our dividend reinvestment plan. Our second quarter 2010 distributions, paid on July 16, 2010, were funded 35.98% by cash flows provided by operating activities and 64.02% from uninvested proceeds from financings of our properties. In addition, distributions totaling $8,390,000 were reinvested in our common shares pursuant to our dividend reinvestment plan. Our third quarter 2010 distributions, paid on October 15, 2010, were funded 55.08% by cash flows provided by operating activities and 44.92% from uninvested proceeds from financings of our properties. In addition, distributions totaling $9,349,000 were reinvested in our common shares pursuant to our dividend reinvestment plan. Our fourth quarter 2010 distributions, paid on January 14, 2011, were funded 29.60% by cash flows provided by operating activities and 71.40% from uninvested proceeds from financings of our properties. In addition, distributions totaling $10,260,000 were reinvested in our common shares pursuant to our dividend reinvestment plan.

Our 2010 distributions were funded 48.38% by cash flows provided by operating activities and 51.62% from uninvested proceeds from financings of our properties. In addition, 2010 distributions totaling $35,317,000 were reinvested in our common shares pursuant to our dividend reinvestment plan during 2010.

Total distributions declared and paid for the period from inception (July 1, 2004 through December 31, 2012 were $439,055,000 and total Funds from Operations for the period from inception (July 1, 2004) through December 31, 2012 were $275,103,000. For a discussion of our supplemental financial measures, see “-Non-GAAP Supplemental Financial Measure: Funds from Operations.

To the extent that our cash available for distribution is less than the amount we are required to distribute to qualify as a REIT, we may consider various funding sources to cover any shortfall, including borrowing funds on a short-term, or possibly long-term, basis, using offering proceeds or selling properties. In addition, we may utilize these funding sources to make distributions using offering proceeds that exceed the amount we are required to distribute to qualify as a REIT.

Unregistered Sales and Repurchases of Securities

During the years ending December 31, 2012, 2011 and 2010, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. See “Share Redemption Program” for a discussion of our share redemption program, including shares that we have redeemed thereunder.

The following table provides information with respect to our share redemption program for the three months ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
October	1,806,891	$9.42	N/A	N/A
November	—	—	N/A	N/A
December	—	—	N/A	N/A
Total	1,806,891	$9.42	N/A	N/A

Use of Proceeds from Sale of Registered Securities

The registration statement relating to our initial public offering (No. 333-127405) was declared effective on October 24, 2006. CNL Securities Corp. was the dealer manager of our initial public offering. The registration statement covered up to $2,000,000,000 in common shares of beneficial interest, 90% of which were offered at a price of $10.00 per share, and 10% of which were offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the former investment advisor or another firm we choose for that purpose. Our initial public offering was terminated effective as of the close of business on January 29, 2009. As of the close of business on January 29, 2009, we had sold a total of 60,808,967 common shares in the initial public offering, including 1,487,943 common shares which were issued pursuant to our dividend reinvestment plan. We withdrew from registration a total of 140,243,665 common shares that were registered but not sold in connection with the initial public offering. From October 24, 2006 (effective date) through January 29, 2009 (termination date), we had accepted subscriptions from 13,270 investors, issued 60,808,967 common shares and received $607,345,702 in gross offering proceeds pursuant to our initial public offering. After payment of approximately $8,290,000 in acquisition fees and related expenses, payment of approximately $26,335,000 in selling commission, $8,898,000 in dealer manager fees, $4,008,000 in marketing support fees and payment of approximately $12,147,000 in organization and offering expenses, as of January 29, 2009, we had raised aggregate net offering proceeds of approximately $548,000,000.

The registration statement relating to our follow-on public offering (No. 333-152653) was declared effective on January 30, 2009. CNL Securities Corp. was the dealer manager of our follow-on offering. The registration statement covered up to $3,000,000,000 in common shares of beneficial interest, 90% of which were offered at a price of $10.00 per share, and 10% of which were offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the former investment advisor or another firm we choose for that purpose. Our follow-on offering was closed on January 30, 2012. From January 29, 2009 (effective date) to January 30, 2012 (close), we had accepted subscriptions from 49,377 investors, issued 190,672,251 common shares and received $1,901,137,211 in gross offering proceeds pursuant to our follow-on public offering. After payment of approximately $46,057,000 in acquisition fees and related expenses, payment of approximately $108,365,000 in selling commissions, $35,900,000 in dealer manager fees, $17,833,000 in marketing support fees and payment of approximately $24,189,000 in organization and offering expenses, as of January 30, 2012, we had raised aggregate net offering proceeds of approximately $1,669,000,000.

Equity Incentive Plan

We have adopted an amended and restated 2004 equity incentive plan. The purpose of the amended and restated 2004 equity incentive plan is to provide us with the flexibility to use share options and other awards to provide a means of performance-based compensation. Key employees, directors, trustees, officers, advisors, consultants or other personnel of ours and our subsidiaries or other persons expected to provide significant services to us or our subsidiaries, including employees of the former investment advisor, would be eligible to be granted share options, restricted shares, phantom shares, dividend equivalent rights and other share-based awards under the amended and restated 2004 equity incentive plan.

On April 20, 2010, our Board’s independent trustees, Messrs. Black, Reid and Orphanides, were awarded equity grants under the amended and restated 2004 equity incentive plan on the following terms: (i) each award was for $80,000 in restricted common shares of the Trust (or 8,000 shares at $10.00 per share) for a total of $240,000; (ii) each award vested in its entirety, upon issuance; and (iii) the independent trustee would not be able to redeem any of the restricted common shares prior to the third anniversary of date of issuance, but retains the rights to dividends declared and paid during such restriction period. We recognized a stock based compensation expense of $240,000 during the year ended December 31, 2010 as a result of granting these awards to our independent trustees.

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

On September 25, 2012, Mr. Cuneo, our president and chief executive officer, entered into an employment agreement with us, pursuant to which, on September 28, 2012, Mr. Cuneo was awarded an equity grant under our amended and restated 2004 equity incentive plan on the following terms: an award of 150,000 restricted common shares, one-third of which will vest on each of the first, second and third anniversaries of the date of the grant, provided that Mr. Cuneo is still employed by us on the applicable date of vesting subject to the terms of the amended and restated 2004 equity incentive plan and the restricted award agreement pursuant to which it was granted.

Also on September 25, 2012, Mr. Kianka, our executive vice president and chief operating officer, entered into an employment agreement with us, pursuant to which Mr. Kianka was awarded an equity grant under our amended and restated 2004 equity incentive plan on the following terms: an award of 75,000 restricted common shares, one-third of which will vest on each of the first, second and third anniversaries of the date of the grant, provided that Mr. Kianka is still employed by us on the applicable date of vesting, subject to the terms of the amended and restated 2004 equity incentive plan and the restricted award agreement pursuant to which it was granted. Also on September 25, 2012, a total of 75,000 restricted common shares with time-based vesting were granted to members of senior management of the Company.

On February 7, 2013, our Board’s independent trustees, Messrs. Black, Orphanides and Salvatore, were awarded equity grants under the amended and restated 2004 equity incentive plan on the following terms: (i)(x) Mr. Black’s award was for $100,000 in common shares (or 10,000 shares at $10.00 per share) and (y) Messrs. Orphanides and Salvatore each were awarded $25,000 in common shares (or 2,500 shares at $10.00 per share) for a total of $150,000; and (ii) each award vested in its entirety, upon issuance.

On March 15, 2013, a total of 281,625 restricted common shares were granted to our named executive officers (Messrs. Cuneo, Kianka and Reid) based on the executive’s achievement of performance objectives during 2012, as determined in the discretion of our Compensation Committee. Additionally, 21 of our employees were granted 117,300 restricted shares, in the aggregate, on March 15, 2013. One-third of the restricted shares granted to our named executive officers and employees will vest in each of the first three anniversaries of grant if the grantee is employed by the company on such anniversary.

In the event a listing of our common shares on a national securities exchange, or certain mergers, sales or other related transactions involving the Company, or certain sales of assets occurs on or prior to July 1, 2014, the Company will grant awards to members of senior management of the Company in the aggregate of 375,000 common shares. These shares will be fully vested when and if granted.

Administration

The Compensation Committee, appointed by our Board of Trustees, has the full authority to administer and interpret the 2004 equity incentive plan, to authorize the granting of awards, to determine the eligibility of an employee, trustee or consultant to receive an award, to determine the number of common shares to be covered by each award, to determine the terms, provisions and conditions of each award, to prescribe the form of instruments evidencing awards and to take any other actions and make all other determinations that it deems necessary or appropriate. Our Compensation Committee may, among other things, establish performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to lapse. From and after the closing of our initial public offering, the amended and restated 2004 equity incentive plan will be administered by a Compensation Committee consisting of two or more non-employee trustees, each of whom is intended to be, to the extent required by Rule 16b-3 under the Securities Exchange Act of 1934, as amended, a nonemployee trustee and will, at such times as we are subject to Section 162(m) of the Internal Revenue Code, qualify as an “outside director” for purposes of Section 162(m) of the Internal Revenue Code, or, if no committee exists, the Board of Trustees. References below to our Compensation Committee include a reference to the board for those periods in which the board is acting.

Available shares

Subject to adjustment upon certain corporate transactions or events, a maximum of 20,000,000 common shares (but not more than 10% of the common shares outstanding at the time of grant) may be subject to share options, shares of restricted shares, phantom shares and dividend equivalent rights under the amended and restated 2004 equity incentive plan. Any common shares withheld or surrendered by plan participants in connection with the payment of an option exercise price or in connection with tax withholding will not count towards the share limitation and will be available for issuance under the amended and restated 2004 equity incentive plan. If an option or other award granted under the amended and restated 2004 equity incentive plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Unless previously terminated by our Board of Trustees, no new award may be granted under the amended and restated 2004 equity incentive plan after the tenth anniversary of the date that such plan was initially approved by our Board of Trustees. No award may be granted under our amended and restated 2004 equity incentive plan to any person who, assuming exercise of all options and payment of all awards held by such person would own or be deemed to own more than 3.0% of our outstanding common shares. As of December 31, 2012, the number of common shares remaining or available for future issuance under the amended and restated 2004 equity incentive plan was 19,673,000.

Awards Under the Amended and Restated 2004 Equity Incentive Plan

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

Other Share-Based Awards

Our amended and restated 2004 equity incentive plan authorizes the granting of other awards based upon the common shares (including the grant of securities convertible into common shares and shares appreciation rights), and subject to terms and conditions established at the time of grant.

Adjustments in General; Certain Change in Control Provisions

In the event of certain corporate reorganizations or other events, our Compensation Committee generally may make certain adjustments in its discretion to the manner in which the amended and restated 2004 equity incentive plan operates (including, for example, to the number of shares available under the plan), and may otherwise take actions which, in its judgment, are necessary to preserve the rights of plan participants. Upon a change in control (as defined in the plan), our Compensation Committee generally may make such adjustments as it, in its discretion, determines are necessary or appropriate in light of the change in control, if our Compensation Committee determines that the adjustments do not have an adverse economic impact on the participants, and certain other special provisions may apply.

Amendment and Termination

Our Board of Trustees may generally amend the amended and restated 2004 equity incentive plan as it deems advisable, except in certain respects regarding outstanding awards. In addition, the amended and restated 2004 equity incentive plan may not be amended without shareholder approval if the absence of such approval would cause the amended and restated 2004 equity incentive plan to fail to comply with any applicable legal requirement or applicable exchange or similar rule.

Performance Bonus Plan

We have adopted an amended and restated 2004 performance bonus plan. Annual bonuses under our amended and restated 2004 performance bonus plan may be awarded by our Compensation Committee to selected officers or other employees of ours, or key employees, based on corporate factors or individual factors (or a combination of both). Subject to the provisions of the amended and restated 2004 performance bonus plan, the Compensation Committee (i) determines and designate those key employees to whom bonuses are to be granted; (ii) determines, consistently with the amended and restated 2004 performance bonus plan, the amount of the bonus to be granted to any key employee for any performance period; and (iii) determines, consistently with the amended and restated 2004 performance bonus plan, the terms and conditions of each bonus. Bonuses may be so awarded by our Compensation Committee prior to the commencement of any performance period, during or after any performance period. No bonus shall exceed 200% of the key employee’s aggregate salary for the year. The Compensation Committee may provide for partial bonus payments at target and other levels. Corporate performance hurdles for bonuses may be adjusted by our Compensation Committee in its discretion to reflect (i) dilution from corporate acquisitions and share offerings and (ii) changes in applicable accounting rules and standards. Our Compensation Committee may determine that bonuses shall be paid in cash or shares or other equity-based grants, or a combination thereof. Our Compensation Committee may also provide that any such share grants be made under our amended and restated 2004 equity incentive plan or any other equity-based plan or program we may establish. Our Compensation Committee may provide for programs under which the payment of bonuses may be deferred at the election of the employee. To the extent that compensation under our amended and restated 2004 performance bonus plan is intended to qualify for certain transitional rules applicable for purposes of 162(m) of the Internal Revenue Code, it is possible that additional requirements will apply with respect to the establishment (including as to timing) of the performance goals.

As of December 31, 2012, no awards have been granted under our 2004 performance bonus plan.

On March 19, 2013, our Board of Trustees terminated our amended and restated 2004 performance bonus plan.

ITEM	6. SELECTED FINANCIAL DATA

The following table sets forth our consolidated financial data on a historical basis for the periods ended December 31, 2012, 2011, 2010, 2009, and 2008.

Chambers Street Properties

(in thousands, except share data)

	2012	2011	2010	2009	2008
Statement of Operations Data:
Revenue
Rental	$147,662	$121,459	$69,373	$47,023	$33,396
Tenant Reimbursements	33,864	27,097	14,166	9,301	6,753

Total Revenue	181,526	148,556	83,539	56,324	40,149

Expenses
Operating and Maintenance	19,079	16,883	8,618	4,974	3,248
Property Taxes	22,768	17,840	10,965	7,624	5,479
Interest	34,351	33,735	14,881	11,378	10,323
General and Administrative Expense	15,826	6,171	5,526	4,246	3,320
Property Management Fee to Related Party	1,557	1,470	948	656	491
Investment Management Fee to Related Party	29,695	20,908	11,595	7,803	3,964
Acquisition Expenses	7,752	14,464	17,531	5,832	—
Depreciation and Amortization	73,653	61,415	32,125	25,093	17,171
Loss on Impairment	—	—	—	9,160	—
Transition Costs	8,249	—	—	—	—

Total Expenses	212,930	172,886	102,189	76,766	43,996

Other Income and Expenses
Interest and Other Income	2,629	1,619	1,260	344	2,039
Net Settlement (Payments) Receipts on Interest Rate Swaps	(682)	(700)	(1,096)	(660)	65
Gain (Loss) on Interest Rate Swaps and Cap	564	397	23	89	(1,496)
(Loss) Gain on Note Payable at Fair Value	(111)	(25)	(118)	(807)	1,168
Loss on Early Extinguishment of Debt	(2,961)	(108)	(72)	—	—
Loss on Transfer of Real Estate Held for Sale to Continuing Operations	—	—	—	—	(3,451)
Loss on Swap Termination	(14,323)	—	—	—	—

Total Other Income and (Expenses)	(14,884)	1,183	(3)	(1,034)	(1,675)

Loss Before (Provision) Benefit for Income Taxes and Equity in Income (Loss) of Unconsolidated Entities	(46,288)	(23,147)	(18,653)	(21,476)	(5,522)
(Provision) Benefit for Income Taxes	(266)	(456)	(296)	(169)	82
Equity in Income (Loss) of Unconsolidated Entities	3,959	3,590	8,838	2,743	(1,242)

Net Loss From Continuing Operations	(42,595)	(20,013)	(10,111)	(18,902)	(6,682)
Income (Loss) From Discontinued Operations	(413)	728	(507)	—	—

Net Loss	(43,008)	(19,285)	(10,618)	(18,902)	(6,682)
Net Loss Attributable to Non-Controlling Operating Partnership Units	32	26	18	54	26

Net Loss Attributable to Chambers Street Properties	$(42,976)	$(19,259)	$(10,600)	$(18,848)	$(6,656)

Per Share Data:
Basic and Diluted Net Loss Per Share from Continuing Operations	$(0.17)	$(0.10)	$(0.08)	$(0.23)	$(0.14)
Basic and Diluted Net Income (Loss) Per Share from Discontinued Operations	$—	$—	$—	$—	$—
Basic and Diluted Net Loss Per Share	$(0.17)	$(0.10)	$(0.08)	$(0.23)	$(0.14)

Weighted Average Common Shares Outstanding—Basic and Diluted	248,154,277	192,042,918	136,456,565	81,367,593	46,089,680
Dividends Declared Per Share	$0.60	$0.60	$0.60	$0.60	$0.59
Balance Sheet Data:
Investments in Real Estate, After Accumulated Depreciation and Amortization	$1,600,811	$1,414,726	$1,055,975	$639,573	$484,827
Investments in Unconsolidated Entities	515,829	537,631	410,062	214,097	131,703
Real Estate and Other Assets Held for Sale	—	—	22,056	—	—
Total Assets	2,554,862	2,440,700	1,716,720	1,059,019	709,920
Notes Payable	502,232	638,921	365,592	212,425	177,161
Loan Payable	265,000	25,000	60,000	—	—
Liabilities Related to Real Estate and Other Assets Held for Sale	—	—	441	—	—
Total Liabilities	894,039	768,941	491,954	256,556	220,249
Non-Controlling Interest—Variable Interest Entity	826	686	—	—	—
Class B Interest	200	—	—	—	—
Non-Controlling Interest—Operating Partnership Units	2,464	2,464	2,464	2,464	2,464
Shareholders’ Equity	1,657,333	1,668,609	1,222,302	799,999	487,207
Total Liabilities and Equity	2,554,862	2,440,700	1,716,720	1,059,019	709,920

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common shares, along with the following factors that could cause actual results to vary from our forward-looking statements:

¡	national, regional and local economic climates;

¡	changes in supply and demand for office and industrial properties;

¡	adverse changes in the real estate markets, including increasing vacancy, decreasing rental revenue and increasing insurance costs;

¡	availability and credit worthiness of prospective tenants;

¡	our ability to maintain rental rates and maximize occupancy;

¡	our ability to identify and secure acquisitions;

¡	our failure to successfully manage growth or operate acquired properties;

¡	our pace of acquisitions and/or dispositions of properties;

¡	risks related to development projects (including construction delay, cost overruns or our inability to obtain necessary permits);

¡	payment of distributions from sources other than cash flows and operating activities;

¡	receiving corporate debt ratings and changes in the general interest rate environment;

¡	availability of capital (debt and equity);

¡	our ability to refinance existing indebtedness or incur additional indebtedness;

¡	failure to comply with our debt covenants;

¡	unanticipated increases in financing and other costs, including a rise in interest rates;

¡	the actual outcome of the resolution of any conflict;

¡	material adverse actions or omissions by any of our joint venture partners;

¡	our ability to operate as a self-managed company;

¡	availability of and ability to retain our executive officers and other qualified personnel;

¡	future terrorist attacks in the United States or abroad;

¡	the ability of CSP OP to qualify as a partnership for U.S. federal income tax purposes;

¡	foreign currency fluctuations;

¡	changes to accounting principles and policies and guidelines applicable to REITs;

¡	legislative or regulatory changes adversely affecting REITs and the real estate business;

¡	environmental, regulatory and/or safety requirements; and

¡

other factors discussed under Item 1A Risk Factors of this Annual Report on Form 10-K for the year ended December 31, 2012 and those factors that may be contained in any filing we make with the SEC, including Part II, Item 1A of Form 10-Qs.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. “Risk Factors.”

Overview

Chambers Street Properties is a self-managed Maryland REIT that was formed on March 30, 2004. Our management team manages our day-to-day operations and oversees and supervises our employees and outside service providers. Acquisitions and asset management services are performed principally by us, with certain services provided by third parties. Prior to July 1, 2012, all of the business activities of the Company were managed by CBRE Advisors LLC (the “former investment advisor”) pursuant to the fourth amended and restated advisory agreement (the “Fourth Amended Advisory Agreement”), which terminated according to its terms on June 30, 2012. In addition, effective July 1, 2012, the Company entered into a transitional services agreement with CSP OP and the former investment advisor pursuant to which the former investment advisor would provide certain operational and consulting services to the Company at the direction of our officers and other personnel for a term ending not later than April 30, 2013 which is described further below.

We invest in real estate properties, focusing primarily on office and industrial (primarily warehouse/distribution/logistics) properties, as well as other real estate-related assets. We primarily target single-tenant office and industrial assets, in well-located and growing markets that are critical to the tenant’s business. A majority of these properties are subject to triple net or similar leases, where the tenant bears all or substantially all of the costs, including cost increases, for real estate taxes, utilities, insurance and ordinary repairs. We may also utilize our expertise and resources to capitalize on unique opportunities that may exist elsewhere in the marketplace. We intend to invest primarily in properties located in geographically-diverse metropolitan areas in the United States. In addition, we currently seek to invest up to 30% of our total assets in properties outside of the United States. We expect that our international investments will focus on properties typically located in significant business districts and suburban markets. Some of our domestic and international investments may be in partnership with other entities that have significant local-market expertise.

As of December 31, 2012, we owned, on a consolidated basis, 82 office, industrial (primarily warehouse/distribution/logistics) and retail properties located in 18 states (Arizona, California, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Maryland, Massachusetts, Minnesota, New Jersey, North Carolina, Pennsylvania, South Carolina, Texas, Utah and Virginia) and in the United Kingdom, encompassing approximately 18,995,000 rentable square feet. Our consolidated properties were approximately 97.00% leased (based upon square feet) as of December 31, 2012. As of December 31, 2012, 62 of our consolidated properties were triple net leased to single tenants, which represented approximately 15,509,000 rentable square feet. As of December 31, 2012, certain of our consolidated properties were subject to mortgage debt, a description of which is set forth in “Financial Condition, Liquidity and Capital Resources—Financing.”

In addition, we had ownership interests in five unconsolidated entities that, as of December 31, 2012, owned interests in 54 properties. Excluding those properties owned through our investment in CBRE Strategic Partners Asia, we owned, on an unconsolidated basis, 47 office, industrial (primarily warehouse/distribution/logistics) and retail properties located in ten states (Arizona, Florida, Illinois, Indiana, Minnesota, Missouri, North Carolina, Ohio, Tennessee and Texas) and in the United Kingdom and Europe encompassing approximately 15,067,000 rentable square feet. Our unconsolidated properties were approximately 98.80% leased (based upon square feet) as of December 31, 2012. As of December 31, 2012, 28 of our unconsolidated properties were triple net leased to single tenants, which represented approximately 12,265,000 rentable square feet. As of December 31, 2012, certain of our unconsolidated properties were subject to mortgage debt, a description of which is set forth in “-Financial Condition, Liquidity and Capital Resources—Financing.” For a discussion of and detailed disclosure regarding our portfolio, see “Item 2. Properties.”

As of December 31, 2012, our portfolio was 97.80% leased, and the total effective annual rents for our office properties, industrial properties and retail properties were approximately $158,710,000, $86,645,000 and $8,608,000, respectively (net of any rent concessions). The average effective annual rent per square foot for our office properties, industrial (primarily warehouse/distribution/logistics) properties and retail properties was approximately $19.39, $3.87 and $18.09, respectively (net of any rent concessions). The average effective annual rent per square foot for our triple net lease office and industrial properties was approximately $18.17 and $3.98 as of December 31, 2012, respectively (net of any rent concessions). As of December 31, 2011, our portfolio was 97.90% leased, and the total effective annual rents for our office properties, industrial properties and retail properties were approximately $161,086,000, $76,084,000 and $8,691,000 as of December 31, 2011, respectively (net of any rent concessions). The average effective annual rent per square foot for our office properties, industrial properties and retail properties was approximately $19.00, $3.94 and $17.49 as of December 31, 2011, respectively (net of any rent concessions). The average effective annual rent per square foot for our triple net lease office and industrial properties was approximately $17.29 and $4.05 as of December 31, 2011, respectively (net of any rent concessions).

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

We were formed on March 30, 2004 and commenced operations in July 2004, following an initial private placement of our common shares of beneficial interest. Since that time, we have raised equity capital to finance our real estate investment activities through two public offerings of our common shares of beneficial interest. Our public offerings raised an aggregate of $2,388,227,000 in gross offering proceeds, excluding proceeds associated with common shares issued under our amended and restated dividend reinvestment plan. Our common shares of beneficial interest are not currently listed on a national securities exchange. We were initially formed as CB Richard Ellis Realty Trust and on July 1, 2012, we changed our name to Chambers Street Properties. All of our real estate investments are held directly by, or indirectly through wholly owned subsidiaries of CSP Operating Partnership, LP (“CSP OP”) which we are the sole general partner. We have elected to be taxed as a REIT for U.S. federal income tax purposes. As a REIT, we generally will not be subject to U.S. federal income tax on that portion of our income that is distributed to our shareholders if at least 90% of our net taxable income is distributed to our shareholders.

In 2010, our Board of Trustees established a Special Committee of the Board (the “Special Committee”) consisting of the Board’s independent trustees to explore and review our strategic alternatives and liquidity events in accordance with our investment objectives. The Special Committee engaged Robert A. Stanger & Co., Inc. as its financial advisor, to assist with its exploration and review of our strategic alternatives and liquidity events in accordance with our investment objectives (as discussed above). During 2011, with the assistance of its financial advisor and in consultation with the former investment advisor and our Board of Trustees, the Special Committee discussed and considered various strategic alternatives, including potentially continuing as a going concern under our current business plan, a potential liquidation of our assets either through a sale or merger of our company (including through either a bulk sale of our portfolio or through a sale of our individual properties) as well as a potential listing of our shares on a national securities exchange. In December 2011, after consideration of the recent general economic and capital market conditions, market conditions for listed REITs, credit market conditions, our operational performance, the status of our portfolio, our then current offering and our current and anticipated deployment of available capital to investments, the Special Committee and our Board of Trustees determined it was in the best interests of our shareholders for our shares to remain unlisted and to continue operations rather than commencing a liquidation of our assets. The Special Committee and our Board of Trustees believed that remaining unlisted and continuing our operations would provide us with the ability to purchase additional properties in order to continue to expand and diversify our portfolio and thus potentially better position us for a liquidity event. Our Board of Trustees, in consultation with our financial advisors, continues to monitor market conditions and explore strategic alternatives and liquidity options which may include the listing of our shares on a national securities exchange.

Transition to Self-Management

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

On June 30, 2012, the Fourth Amended Advisory Agreement terminated according to its terms and, effective July 1, 2012, we entered into a transitional services agreement (the “Transitional Services Agreement”) with CSP OP and the former investment advisor pursuant to which the former investment advisor will provide certain operational and consulting related services to us at the direction of our officers and other personnel for a term ending April 30, 2013.

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

For consulting services provided to us in connection with property management, leasing or construction services, to the extent such services are used, the former investment advisor shall be paid based upon the customary property management, leasing and construction supervision fees applicable to the geographic location and type of property. Such fees for each service provided are expected to range from 2.0% to 5.0% of gross revenues received from a property that we own. We shall pay the former investment advisor a real estate commission fee upon the sale of properties in an amount equal to the lesser of (i) one-half of the competitive real estate commission or (ii) 3% of the sales price of each property sold. The total brokerage commission paid may not exceed the lesser of the competitive real estate commission or an amount equal to 6% of the sales price of the property.

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

Market Trends

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

As economic activity progressed in 2011 and during 2012, a slower pace of recovery in the general economy continued with a gradual improvement in certain key metrics such as exports and corporate profits. In the current environment, capital availability continues to remain concentrated on the highest quality, well-leased and strategically positioned properties that provide lower risk and stable investment return potential, and for well sponsored real estate investment programs with experienced management teams.

Construction and development of new properties has shown signs of improvement, primarily with regard to new, single-tenant, built-to-suit opportunities leased on a long-term basis. As a well-capitalized core investor with modest levels of leverage, we expect to continue to have access to attractive investment opportunities in the U.S. markets. We also anticipate there will be enhanced opportunities to acquire high-quality properties in strong European markets. Moreover, we were able to execute on our investment objectives during 2011 and 2012 in the same disciplined and selective manner we have employed since our inception.

We believe we are well positioned with a relative advantage due to our modest leverage, modest near-term capital needs and strong liquidity position. All of our management decisions are done with the same goals in mind; growing our portfolio for steady income, sustaining our tenant relationships and enhancing the value of our portfolio.

Critical Accounting Policies

Management believes our most critical accounting policies are accounting for lease revenues (including straight-line rent), regular evaluation of whether the value of a real estate asset has been impaired, real estate purchase price allocations and accounting for our derivatives and hedging activities and fair value of financial instruments and investment, if any. Each of these items involves estimates that require management to make judgments that are subjective in nature. Management relies on its experience, collects historical data and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgments on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates.

Revenue Recognition and Valuation of Receivables

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $17,760,000 and $16,714,000 as security for such leases at December 31, 2012 and 2011.

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

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $11,000 and $821,000 as of December 31, 2012 and December 31, 2011, respectively. During the year ended December 31, 2012, we wrote off $378,000 of uncollectable receivables for the tenants Robert Spooner Gallerie at 505 Century, 2 AM Group, Inc., at Highway 290 Commerce Park Building 1 and East Coast Absorbants at Orchard Business Park 2. We did not write off any uncollectible rent receivables in 2011. During the year ended December 31, 2010, we wrote off $310,000 of the uncollectible rent receivables for the tenants Randal C. Espey at the Deerfield Commons I property, Cell Arch Technologies, Inc. and Keogh Consulting, Inc. at the Lakeside Office Center, Romeo Rim, Inc. at the Cherokee Corporate Park, and Amax Engineering Corporation at the 660 North Dorothy.

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

Rental Operations

Our reportable segments consist of three types of commercial real estate properties for which our management internally evaluates operating performance and financial results: the Domestic Industrial Properties, Domestic Office Properties and International Office/Retail Properties. We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, management fees and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our company-level general and administrative expenses. The following tables compare the net operating income for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Domestic Industrial Properties
Revenues:
Rental	$43,296	$31,102	$23,903
Tenant Reimbursements	9,239	6,760	5,481

Total Revenues	52,535	37,862	29,384

Property and Related Expenses:
Operating and Maintenance	2,456	1,934	1,546
General and Administrative	583	604	257
Property Management Fee to Related Party	316	268	289
Property Taxes	7,753	6,292	5,735

Total Expenses	11,108	9,098	7,827

Net Operating Income	41,427	28,764	21,557

Domestic Office Properties
Revenues:
Rental	97,164	83,897	38,792
Tenant Reimbursements	24,314	20,058	8,294

Total Revenues	121,478	103,955	47,086

Property and Related Expenses:
Operating and Maintenance	16,272	14,301	6,142
General and Administrative	324	201	433
Property Management Fee to Related Party	932	746	370
Property Taxes	15,015	11,548	5,230

Total Expenses	32,543	26,796	12,175

Net Operating Income	88,935	77,159	34,911

International Office/Retail Properties
Revenues:
Rental	7,202	6,460	6,678
Tenant Reimbursements	311	279	391

Total Revenues	7,513	6,739	7,069

Property and Related Expenses:
Operating and Maintenance	351	648	930
General and Administrative	259	234	213
Property Management Fee to Related Party	309	456	289

Total Expenses	919	1,338	1,432

Net Operating Income	6,594	5,401	5,637

Reconciliation to Consolidated Net Loss
Total Segment Net Operating Income	136,956	111,324	62,105
Interest Expense	34,351	33,735	14,881
General and Administrative	14,660	5,132	4,623
Investment Management Fee to Related Party	29,695	20,908	11,595
Acquisition Expenses	7,752	14,464	17,531
Depreciation and Amortization	73,653	61,415	32,125
Transition Costs	8,249	0	0

	(31,404)	(24,330)	(18,650)

	Year Ended December 31,
	2012	2011	2010
Other Income and Expenses
Interest and Other Income	2,629	1,619	1,260
Net Settlement Payments on Interest Rate Swaps	(682)	(700)	(1,096)
Gain on Interest Rate Swaps and Cap	564	397	23
Loss on Note Payable at Fair Value	(111)	(25)	(118)
Loss on Early Extinguishment of Debt	(2,961)	(108)	(72)
Loss on Swap Termination	(14,323)	0	0

Loss Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	(46,288)	(23,147)	(18,653)
Provision for Income Taxes	(266)	(456)	(296)
Equity in Income of Unconsolidated Entities	3,959	3,590	8,838

Net Loss From Continuing Operations	(42,595)	(20,013)	(10,111)
Income (Loss) from Discontinued Operations	0	427	(507)
Realized (Loss) Gain from Sale	(413)	301	0

Income (Loss) from Discontinued Operations	(413)	728	(507)

Net Loss	(43,008)	(19,285)	(10,618)

Net Loss Attributable to Non-Controlling Operating Partnership Units	32	26	18

Net Loss Attributable to Chambers Street Properties Shareholders	$(42,976)	$(19,259)	$(10,600)

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

Consolidated Results of Operations

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

Revenues

Rental

Rental revenue increased $26,203,000, or 22%, to $147,662,000 during the year ended December 31, 2012 compared to $121,459,000 for the year ended December 31, 2011. The increase was primarily due to the acquisitions of 70 Hudson Street, 90 Hudson Street, Millers Ferry Road, Sky Harbor Operations Center, Aurora Commerce Center, and Sabal Pavilion (the “2011 Acquisitions”) during the year ended December 31, 2011 and the acquisitions of 2400 Dralle Road, Midwest Commerce Center I, 20000 S Diamond Lake Rd., Gateway at Riverside, 701 & 801 Charles Ewing Blvd. and Mid-Atlantic Distribution Center—Bldg. A (the “2012 Acquisitions”, together with the “2011 Acquisitions”, the “2011 and 2012 Acquisitions”) during the year ended December 31, 2012.

Tenant Reimbursements

Tenant reimbursements increased $6,767,000, or 25%, to $33,864,000 for the year ended December 31, 2012 compared to $27,097,000 for the year ended December 31, 2011, primarily due to tenant reimbursement revenue from the 2011 and 2012 Acquisitions.

Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $2,196,000, or 13%, to $19,079,000 for the year ended December 31, 2012 compared to $16,883,000 for the year ended December 31, 2011. The increase was primarily due to operating and maintenance expenses attributable to the 2011 and 2012 Acquisitions.

Property Taxes

Property tax expense increased $4,928,000, or 28%, to $22,768,000 for the year ended December 31, 2012 compared to $17,840,000 for the year ended December 31, 2011. The increase in property taxes was primarily due to the 2011 and 2012 Acquisitions.

Interest

Interest expense increased $616,000, or 2%, to $34,351,000 for the year ended December 31, 2012 compared to $33,735,000 for the year ended December 31, 2011 primarily as a result of assumption of debt related to the 2011 acquisitions of 70 Hudson Street, 90 Hudson Street and Sabal Pavilion, the placement of debt on Kings Mountain III and unsecured credit facility interest.

General and Administrative

General and administrative expense increased $9,655,000, or 156%, to $15,826,000 for the year ended December 31, 2012 compared to $6,171,000 for the year ended December 31, 2011. Of the total increase, $5,885,000 was due to salary and other expenses incurred as a result of internalization of management on July 1, 2012; $1,882,000 was due to the increase in professional fees; $952,000 was due to the increase in shareholders servicing fees and report production costs; $528,000 was due to the increase in legal expenses; $262,000 was due to the increase in directors’ and officers’ insurance and expenses; $115,000 was due to the increase in general audit fees and Sarbanes-Oxley assistance; $264,000 was due to an increase in share based compensation to certain senior members of management in 2012 offset by a reduction in organizational costs of $233,000.

Property Management Fee and Investment Management Fee to Related Party

Property management fee and investment management fee to related party increased $8,874,000, or 40%, to $31,252,000 for the year ended December 31, 2012 compared to $22,378,000 for the year ended December 31, 2011. The increase resulted from the year to year growth in assets under management and amounts due under the Transitional Services Agreement.

Acquisition Expenses

Acquisition expenses decreased $6,712,000, or 46%, to $7,752,000 for the year ended December 31, 2012 compared to $14,464,000 for the year ended December 31, 2011. The decrease was due to a reduction of the value of properties acquired during the year ended December 31, 2012 as compared to those acquired during the same period in 2011.

Depreciation and Amortization

Depreciation and amortization expense increased $12,238,000, or 20%, to $73,653,000 for the year ended December 31, 2012 as compared to $61,415,000 for the year ended December 31, 2011. The net increase was related to 2011 and 2012 Acquisitions.

Transition Costs

During 2012, we incurred $8,249,000 of transition costs in connection with our transition to self-management. There was no transition costs incurred for the year ended December 31, 2011.

Interest and Other Income

Interest and other income increased $1,010,000, or 62%, to $2,629,000 for the year ended December 31, 2012 compared to $1,619,000 for the year ended December 31, 2011. The increase was primarily due to the recognition of revenue for the lease terminations at Fairforest Bldg. 3 and Summit Distribution Center in 2012.

Net Settlement Payments on Interest Rate Swaps

During the year ended December 31, 2012, we made net payments on interest rate swaps of $682,000 compared to $700,000 during the year ended December 31, 2011. The decrease is a result of lower variable interest rates for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Gain on Interest Rate Swaps

During the year ended December 31, 2012, our derivative instruments generated income of $564,000 compared to $397,000 for the year ended December 31, 2011 or a year to year increase of $167,000. The year to year change is attributable to the upcoming 2013 debt maturity.

Loss on Note Payable at Fair Value

Loss on the Albion Mills Retail Park notes payables is $111,000 for the year ended December 31, 2012 compared to $25,000 for the year ended December 31, 2011. The year to year valuation change is attributable to the upcoming debt maturity in October 2013.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt increased $2,853,000, or 2,642%, to $2,961,000 for the year ended December 31, 2012 compared to $108,000 for the year ended December 31, 2011. The increase in loss is due to payoff of a $25,000,000 loan payable and payoff of notes payable that were secured by Pacific Corporate Park, 100 Kimball Drive, Kings Mountain III, and HJ Park—Bldg. 1 properties during the year ended December 31, 2012.

Loss on Swap Termination

We incurred $14,323,000 of loss on swap termination during the year ended December 31, 2012 in connection with the termination of interest rate swaps on Pacific Corporate Park, 100 Kimball Drive and Kings Mountain III loans and the $25,000,000 loan payable. There was no loss on swap termination during the year ended December 31, 2011.

Provision for Income Taxes

Provision for income taxes decreased $190,000, or 42%, to $266,000 for the year ended December 31, 2012 compared to $456,000 for the year ended December 31, 2011 resulting primarily from decreased state liabilities and a refund of prior year taxes paid from North Carolina.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities increased $369,000, or 10%, to $3,959,000 for the year ended December 31, 2012 compared $3,590,000 for the year ended December 31, 2011. The increase was primarily due to improved operating performance and gain on sale related to CBRE Strategic Partners Asia joint venture and increase in income from European JV resulting from the acquisition of Graben Distribution Center I and II, offset by the increase in interest expense related to the 2011 placement of debt on 18 Duke joint venture properties.

Net Loss Discontinued Operations

Loss from discontinued operations for the year ended December 31, 2012 was $413,000. The loss was attributable to a realized loss from sale of Cherokee Corporate Park in July 2012. Income from discontinued operations for the year ended December 31, 2011 was $728,000. Revenues and expenses from discontinued operations represent the activities of the held for sale portfolio of light industrial and warehouse/distribution/logistics buildings acquired during the year ended December 31, 2010 and sold during the year ended December 31, 2011.

Net Loss Attributable to Non-Controlling Operating Partnership Units

During the year ended December 31, 2012, net loss attributable to non-controlling interest was $32,000 compared to $26,000 for the year ended December 31, 2011, or a year to year increase of $6,000.

Consolidated Results of Operations

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

Revenues

Rental

Rental revenue increased $52,086,000, or 75%, to $121,459,000 during the year ended December 31, 2011 compared to $69,373,000 for the year ended December 31, 2010. The increase was primarily due to the acquisitions of 5160 Hacienda Drive, 10450 Pacific Center Court, 225 Summit Avenue, One Wayside Road, 100 Tice Blvd., Ten Parkway North, Pacific Corporate Park, 100 Kimball Drive, 4701 Gold Spike Drive, 1985 International Way, Summit Distribution Center, 3660 Deerpark Boulevard, and Tolleson Commerce Park II (the “2010 Acquisitions”) during the year ended December 31, 2010 and the acquisitions of 70 Hudson Street, 90 Hudson Street, Millers Ferry Road, Sky Harbor Operations Center, Aurora Commerce Center Bldg. C, and Sabal Pavilion (the “2011 Acquisitions”, together with the “2010 Acquisitions”, the “2010 and 2011 Acquisitions”) during the year ended December 31, 2011.

Tenant Reimbursements

Tenant reimbursements increased $12,931,000, or 91%, to $27,097,000 for the year ended December 31, 2011 compared to $14,166,000 for the year ended December 31, 2010, primarily due to tenant reimbursement revenue from the 2010 and 2011 Acquisitions.

Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $8,265,000, or 96%, to $16,883,000 for the year ended December 31, 2011 compared to $8,618,000 for the year ended December 31, 2010. The increase was primarily due to the 2010 and 2011 Acquisitions and increased operating and maintenance expenses associated with property vacancies.

Property Taxes

Property tax expense increased $6,875,000, or 63%, to $17,840,000 for the year ended December 31, 2011 compared to $10,965,000 for the year ended December 31, 2010. The increase in property taxes was primarily due to the 2010 and 2011 Acquisitions.

Interest

Interest expense increased $18,854,000, or 127%, to $33,735,000 for the year ended December 31, 2011 compared to $14,881,000 for the year ended December 31, 2010 primarily as a result of the assumption of debt related to the 2010 acquisition of One Wayside Road and 100 Tice Blvd. and the 2011 acquisitions of 70 Hudson Street, 90 Hudson Street and Sabal Pavilion, placing debt on Pacific Corporate Park, Ten Parkway North, 100 Kimball Drive and Kings Mountain III and interest related to the revolving credit facility with Wells Fargo Bank, N.A., (the “Amended Wells Fargo Credit Facility”).

General and Administrative

General and administrative expense increased $645,000, or 12%, to $6,171,000 for the year ended December 31, 2011 compared to $5,526,000 for the year ended December 31, 2010. Of the total increase, $704,000 was due to the increase in professional and other fees; $285,000 was due to the increase in general audit fees and Sarbanes-Oxley assistance; $261,000 was due to the increase in legal expenses; $117,000 was due to the increase in trustees and officers’ insurance and expenses; $30,000 was due to the increase in shareholder servicing fees and report production costs offset by the reduction of $540,000 in organizational costs and $212,000 due to restricted common shares granted to our independent trustees in 2010.

Property Management Fee and Investment Management Fee to Related Party

Property management fee and investment management fee to related party increased $9,835,000, or 78%, to $22,378,000 for the year ended December 31, 2011 compared to $12,543,000 for the year ended December 31, 2010. The increase was primarily due to an increase in assets under management.

Acquisition Expenses

Acquisition expenses decreased $3,067,000, or 18%, to $14,464,000 for the year ended December 31, 2011 compared to $17,531,000 for the year ended December 31, 2010. The decrease was primarily due to a reduction of the value of consolidated properties acquired in 2011 compared to those acquired in 2010.

Depreciation and Amortization

Depreciation and amortization expense increased $29,290,000, or 91%, to $61,415,000 for the year ended December 31, 2011 as compared to $32,125,000 for the year ended December 31, 2010. The increase was primarily due to the 2010 and 2011 Acquisitions.

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

Net Settlement Payments on Interest Rate Swaps

During the year ended December 31, 2011, we made net payments on interest rate swaps of $700,000 compared to $1,096,000 during the year ended December 31, 2010. The decrease was primarily a result of higher variable interest rates for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

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

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities decreased $5,248,000, or 59%, to $3,590,000 for the year ended December 31, 2011 compared to $8,838,000 for the year ended December 31, 2010. The decrease was primarily due to additional interest expense and deferred financing cost amortization for the Duke joint venture secured and unsecured term loans for the year ended December 31, 2011. The Duke joint venture increased its debt by $239,075,000 of which our share was $191,260,000 from December 31, 2010 to 2011. Investments in properties by the Duke joint venture also increased by $342,800,000 of which our share was $274,240,000 as proceeds from the loans were used to acquire more assets.

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

Financial Condition, Liquidity and Capital Resources

Overview

Liquidity is a measurement of the ability to meet cash requirements, including funding investments and ongoing commitments, to repay borrowings, to make distributions to our shareholders to redeem shares in accordance with our share redemption program and other general business needs. Our sources of funds will primarily be our current dividend reinvestment plan offering (though we may terminate the plan at any time), property operating cash flows and borrowings, including under our unsecured credit facility. Additionally, we expect other financing opportunities could provide additional sources of funds (including a possible listing and future offerings of our common shares). Our ability to raise funds is dependent on general economic conditions, general market conditions for REITs, and our operating performance. We believe that these cash resources will be sufficient to satisfy our cash requirements and we do not anticipate a need to raise funds from other than these sources within the next twelve months. While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which would affect our financial condition and results of operations. For example, we may be required to comply with new laws or regulations that cause us to incur unanticipated capital expenditures for our properties, thereby increasing our liquidity needs. Even if there are no material changes to our anticipated liquidity requirements, our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or needed. Cash flow from operations is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectability of rent and operating escalations and recoveries from our tenants and the level of operating and other costs. The properties in our portfolio are located in markets throughout the United States. Positive or negative changes in economic or other conditions, adverse weather conditions and natural disasters in these markets may affect our overall performance. No single tenant accounted for more than 7% of our annualized base rent for the year ended December 31, 2012.

Depending on market conditions, our debt financing may be as much as approximately 65% of the value of the cost of our assets before non-cash reserves and depreciation. The amount of debt we place on an individual property, or the amount of debt incurred by an individual entity in which we invest, may be more or less than 65% of the value of such property or the value of the assets owned by such entity, depending on market conditions and other factors.

In fact, depending on market conditions and other factors, we may choose not to place debt on our portfolio or our assets and may choose not to borrow to finance our operations or to acquire properties. Our declaration of trust currently limits our borrowing to 300% of our net assets unless any excess borrowing is approved by a majority of our independent trustees and is disclosed to our shareholders in our next quarterly report. Our declaration of trust currently defines “net assets” as our total assets (other than intangibles) at cost, before deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities, calculated at least quarterly by us on a basis consistently applied; provided, however, that during such periods in which we are obtaining regular independent valuations of the current value of its net assets for purposes of enabling fiduciaries of employee benefit plan shareholders to comply with applicable Department of Labor reporting requirements, “net assets” means the greater of (i) the amount determined pursuant to the foregoing and (ii) the assets’ aggregate valuation established by the most recent such valuation report without reduction for depreciation, bad debts or other non-cash reserves. Any indebtedness we do incur will likely be subject to continuing covenants, and we will likely be required to make continuing representations and warranties in connection with such debt. Moreover, some or all of our debt may be secured by some or all of our assets. If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal. If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to such lender. The lender could also sue us or force us into bankruptcy. Any such event would have a material adverse effect on the value of our common shares. We believe that, even without any proceeds raised from our public offering, we have sufficient cash flow from operations to continue as a going concern for the next twelve months and into the foreseeable future.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to the former investment advisor. During the acquisition and operational stages, certain services related to the acquisition and management of our investments and our operations were provided to us by the former investment advisor pursuant to an advisory agreement entered into in July 2004 which was amended and restated in October 2006, in December 2010 and again in April 2012. The advisory agreement terminated according to its terms on June 30, 2012. Pursuant to the advisory agreement, we made various payments to the former investment advisor, including acquisition fees, investment management fees and payments for reimbursements of certain costs incurred by the former investment advisor in providing related services to us. See Note 11 to the Consolidated Financial Statements “Investment Management and Other Fees to Related Parties,” for a discussion of fees and expenses paid to the former investment advisor for the years ended December 31, 2012, 2011 and 2010, respectively, and for a discussion of our transition to self-management. Additionally, we also have issued to an affiliate of our former investment advisor one class B limited partnership interest (representing 100% of the class B interest outstanding) in CSP OP, which certain of our executive officers own an aggregate 15% distribution interest. For a description of the class B limited partnership interest, See Note 11 to the Consolidated Financial Statements “Investment Management and Other Fees to Related Parties.” Lastly, during the year ended December 31, 2012, we began the process of transitioning from being an externally managed company to a self-managed company and we believe the costs incurred to accomplish this transition involve many non-recurring costs which are being excluded to arrive at FFO, as adjusted.

In order to avoid corporate-level tax on our net taxable income, we are required to pay distributions to our shareholders equal to our net taxable income. In addition, to qualify as a REIT, we generally are required to pay annual distributions to our shareholders equal to at least 90% of our net ordinary taxable income. We anticipate borrowing funds to obtain additional capital to grow our business and acquire additional real estate investments, but there can be no assurance that we will be able to do so on terms acceptable to us, if at all.

As of December 31, 2012, we had $107,355,000 cash and cash equivalents available as well as $435,000,000 available under the Unsecured Credit Facility.

Historical Cash Flows

Our net cash provided by operating activities increased by $33,581,000 to $92,494,000 for the year ended December 31, 2012, compared to 58,913,000 for the year ended December 31, 2011. The increase was due to the positive operating results from 2012 acquisitions for both consolidated properties and the Duke joint venture.

Net cash used in investing activities increased by $6,546,000 to $339,712,000 for the year ended December 31, 2012, compared to $333,166,000 for the year ended December 31, 2011. The increase was mainly due to acquisition of real estate properties and investments in unconsolidated entities during the year ended December 31, 2012 compared to the year ended December 31, 2011.

Net cash provided by financing activities decreased by $347,914,000 to $116,442,000 for the year ended December 31, 2012, compared to $464,356,000 for the year ended December 31, 2011. The decrease was due to reduced proceeds from the public offering of $486,618,000 resulting from the closing of the follow-on offering on January 30, 2012, an increase in deferred financing costs of $3,919,000, a decrease from non-controlling interest-variable interest entity of $546,000, an increase in principal payments on notes payable of $69,542,000, an increase in shareholder redemptions of $13,672,000, an increase in distributions to shareholders of

$18,627,000 and a decrease in proceeds from notes payable of $81,700,000 offset by a decrease in payment on loan payable of $60,000,000, a decrease in payment of offering costs of $50,482,000, an increase in borrowing on loan payable of $215,000,000 and an increase in security deposit of $1,228,000.

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

The following table presents our FFO and FFO, as adjusted for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Reconciliation of net loss to funds from operations
Net Loss Attributable to Chambers Street Properties Shareholders	$(42,976)	$(19,259)	$(10,600)
Adjustments:
Non-controlling operating partnership units	(32)	(26)	(18)
Real estate depreciation and amortization	73,653	61,415	32,125
Realized gain from transfer of real estate to unconsolidated entity	—	—	(154)
Realized loss (gain) from sales of discontinued operations	413	(301)	—
Net effect of FFO adjustment from unconsolidated entities(1)	54,837	47,671	17,209

FFO(2)	$85,895	$89,500	$38,562
Other Adjustments:
Acquisition and related expenses	8,301	14,699	18,806
Loss on Early Extinguishment of Debt	2,961	—	—
Loss on Swap Termination	14,323	—	—
Transition Costs	8,249	—	—
Unrealized gain/ loss in unconsolidated entity	70	1,617	1,043

FFO, as adjusted	$119,799	$105,816	$58,411

(1)

Represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation) for each of our unconsolidated entities multiplied by the percentage of income or loss recognized by us for each of these unconsolidated entities during each year.

(2)	All periods have been revised to reflect the impairment charges as adjustments to FFO consistent with the revised NAREIT definition issued during 2011.

Financing

Notes Payable

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and were scheduled to mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. Two of the 13 loans, North Rhett III and HJ Park—Bldg. 1, were paid off in full on November 22, 2011 and December 3, 2012, respectively. Principal payments totaling $4,487,000 were made during the year ended December 31, 2012. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

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

On May 30, 2008, we entered into a £7,500,000 financing arrangement with the Royal Bank of Scotland plc secured by the Thames Valley Five property. On July 27, 2010 we paid down the loan by £1,860,000 leaving a loan balance of £5,640,000 ($9,160,000 at December 31, 2012). The loan is for a term of five years (with a two-year extension option) and bears interest at a variable rate adjusted quarterly, (based on nine month GBP-based LIBOR plus 1.01%). On August 14, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of December 31, 2012, and expires on May 30, 2013. In conjunction with the loan paydown, we incurred a cost of £227,000 ($361,000 at August 3, 2010) to reduce the notional amount of the interest rate swap from £7,500,000 to £5,640,000. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On October 10, 2008, we entered into a £5,771,000 ($9,373,000 at December 31, 2012) financing agreement with the Royal Bank of Scotland plc secured by Albion Mills Retail Park property. The loan is for a term of five years and bears interest at a variable rate adjusted quarterly, based on three month GBP-based LIBOR plus 1.31%. On November 25, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of December 31, 2012 and expires on October 10, 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On November 18, 2008, in connection with the acquisition of Avion Midrise III & IV, we assumed $20,851,000 ($22,186,000 face value less discount of $1,335,000) fixed rate mortgage loan from Capmark Finance, Inc. that bears interest at a rate of 5.52% per annum and matures on April 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $456,000 were made during the year ended December 31, 2012.

On August 5, 2009, in connection with the acquisition of 12650 Ingenuity Drive, we assumed a $12,572,000 ($13,539,000 face value less a discount of $967,000) fixed rate mortgage loan from PNC Bank, National Association that bears interest at a rate of 5.62% and matures on October 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $404,000 were made during the year ended December 31, 2012.

On August 10, 2009, we entered into a £13,975,000 ($22,698,000 at December 31, 2012) financing agreement with the Abbey National Treasury Services plc secured by the Maskew Retail Park property. On September 24, 2009, we drew the full amount of the loan and concurrently entered into an interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% plus 2.26% or 5.68% per annum for the five-year term of the loan. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On June 24, 2010, we assumed two loans in connection with the acquisition of One Wayside Road: (i) a $14,888,000 ($14,633,000 at face value plus a premium of $255,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.66% and matures on August 1, 2015; and (ii) a $12,479,000 ($12,132,000 at face value plus a premium of $347,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.92% and matures on August 1, 2015. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $650,000 were made during the year ended December 31, 2012 on the two loans.

On September 28, 2010, we assumed two loans in connection with the acquisition of 100 Tice Blvd.: (i) a $23,136,000 ($21,218,000 at face value plus a premium of $1,918,000) fixed rate loan from Principal Life Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017; (ii) a $23,136,000 ($21,217,000 at a face value plus a premium of $1,919,000) fixed rate mortgage from Hartford Life and Accidental Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $1,036,000 were made during the year ended December 31, 2012 on the two loans.

On December 7, 2010, we entered into a $85,000,000 secured term loan through a subsidiary with Wells Fargo Bank, National Association, or the Pacific Corporate Park Loan. The Pacific Corporate Park Loan had a seven-year term, monthly amortization of $250,000 and was secured by Pacific Corporate Park. Upon closing of the Pacific Corporate Park Loan on December 7, 2010, we

entered into an interest rate swap agreement with Wells Fargo Bank, National Association to effectively fix the interest rate on the entire outstanding Pacific Corporate Park Loan amount at 4.89% for its seven-year term. Principal and interest payments are due monthly. The loan was paid in full on November 27, 2012 and the unamortized deferred financing costs associated with obtaining the loan totaling $1,101,000 were expensed.

On December 29, 2010, we entered into a $12,600,000 secured term loan through Woodmen of The World Life Insurance Society secured by the Ten Parkway North property. The Ten Parkway North loan bears interest at a fixed rate of 4.75% per annum and matures on January 1, 2021. Principal and interest payments are due monthly and principal payments totaling $281,000 were made during the year ended December 31, 2012.

Beginning January 2011, principal and interest payments are due monthly on the $9,725,000 term loan secured by the Deerfield Commons I that was originally entered into on November 29, 2005. The loan bears interest at a fixed rate of 5.23% per annum and interest only payments were due monthly for the first 60 months. Principal payments totaling $145,000 were made during the year ended December 31, 2012.

On February 8, 2011, we entered into five cross-collateralized secured term loans totaling $37,000,000 with ING USA Annuity and Life Insurance Company secured by the following properties: 4701 Gold Spike Road, $10,650,000, Summit Distribution Center, $6,700,000, Tolleson Commerce Park II, $4,600,000, 3660 Deerpark Blvd., $7,650,000 and 1985 International Way, $7,400,000. The loans bear interest at a fixed rate of 4.45% and mature on March 1, 2018. Principal and interest payments are due monthly and principal payments totaling $623,000 were made during the year ended December 31, 2012.

On February 28, 2011, we entered into a $33,000,000 secured term loan with TD Bank secured by the 100 Kimball Drive property. Upon closing the 100 Kimball Drive loan, we simultaneously entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the entire outstanding loan amount to 5.25% for its 10-year term. Principal and interest payments are due monthly. The loan was paid in full on November 27, 2012 and the unamortized deferred financing costs associated with obtaining the loan totaling $430,000 were expensed.

On April 11, 2011, in connection with the acquisition of 70 Hudson Street, we assumed a $124,113,000 ($120,857,000 face value plus a premium of $3,256,000) fixed rate mortgage loan from Lehman Brothers Bank, FSB that bears interest at a rate of 5.65% and matures on April 11, 2016. Principal and interest payments are due monthly and principal payments totaling $1,758,000 were made during the year ended December 31, 2012.

On April 11, 2011, in connection with the acquisition of 90 Hudson Street, we assumed a $120,247,000 ($117,562,000 face value plus a premium of $2,685,000) fixed rate mortgage loan from Teachers Insurance and Annuity Association of America that bears interest at a rate of 5.66% and matures on May 1, 2016. On July 14, 2011, we and Teachers Insurance and Annuity Association of America, or the Lender, agreed to modify the $117,562,000 existing mortgage loan assumed by us. The loan was modified to extend its maturity by three years, from May 1, 2016 to May 1, 2019. The 5.66% annual interest rate was unchanged but is subject to a new 30-year amortization schedule. We pre-paid approximately $8,600,000 of loan’s balance (with no pre-payment penalty) in connection with the modification. Principal and interest payments are due monthly and principal payments totaling $1,453,000 were made during the year ended December 31, 2012.

On June 24, 2011, we entered into a $11,700,000 secured term loan with TD Bank secured by the Kings Mountain III property. Effective July 1, 2011, we entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the entire outstanding loan amount to 4.47% for its 7-year term maturing on July 1, 2018. Principal and interest payments are due monthly. The loan was paid in full on November 27, 2012 and the unamortized deferred financing costs associated with obtaining the loan totaling $238,000 were expensed.

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

On August 31, 2010, we entered into an amended and restated credit agreement with Wells Fargo Bank, N.A. to expand the Wells Fargo Credit Facility from its initial capacity of $70,000,000 to an amended capacity of $125,000,000 (the “Amended Wells Fargo Credit Facility”). In connection with the Amended Wells Fargo Credit Facility, the minimum outstanding amount was increased to $25,000,000 and as such an additional $10,000,000 was drawn (in addition to the $15,000,000 initially drawn on May 26, 2010) with the remaining $100,000,000 available for disbursement during the term of the facility. The Amended Wells Fargo Credit Facility was secured by an additional three of our properties, for a total of eight properties in all: 13201 Wilfred Lane, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, Crest Ridge Corporate Center, West Point Trade Center, 5160 Hacienda Drive, 10450 Pacific Center Court and 225 Summit Avenue. The interest rate was reduced by 25 basis points to 275 basis points over LIBOR (which rate would apply to all withdrawals from the Amended Wells Fargo Credit Facility other than the initial $15,000,000 that was drawn on May 26, 2010) and the initial interest rate floor of 4.00% was eliminated. The initial maturity date remained May 26, 2014, however we could extend the maturity date to May 26, 2015, subject to certain conditions. The Amended Wells Fargo Credit Facility was replaced with the Unsecured Credit Facility as set forth below.

On September 13, 2012, we entered into a credit agreement (the “Credit Agreement”) with a group of lenders to provide CSP OP with an unsecured, revolving credit facility (the “Unsecured Credit Facility”) with an initial capacity of $700,000,000. The Unsecured Credit Facility replaced the Amended Wells Fargo Credit Facility, which was terminated concurrently with the closing of the Unsecured Credit Facility. The Company paid the $25,000,000 outstanding balance of the Amended Wells Fargo Credit Facility with cash on hand and expensed the unamortized deferred financing costs associated with obtaining the loan totaling $1,191,000. As of December 31, 2012, $265,000,000 was drawn under the Unsecured Credit Facility with the remaining $435,000,000 available for disbursement during the term of the facility. The $265,000,000 is included in Loan Payable on our consolidated balance sheets. As of December 31, 2012 the Unsecured Credit Facility has a term of four years, which term may be extended for one year at the option of CSP OP provided that CSP OP is not then in default and upon payment of customary extension fees. The Unsecured Credit Facility has no minimum outstanding balance requirements. Under certain circumstances, CSP OP may request an increase in the capacity of the Unsecured Credit Facility by up to an additional $700,000,000, to an aggregate size of $1,400,000,000, although none of the lenders has any obligation to participate in such increase. The Unsecured Credit Facility includes a $25,000,000 swingline sub-facility and a $25,000,000 letter of credit sub-facility. CSP OP paid customary arrangement and commitment fees to the lenders in connection with the Unsecured Credit Facility. The Company and certain of its subsidiaries have provided a guaranty in connection with the Unsecured Credit Facility.

The loans under the Unsecured Credit Facility will bear interest, at CSP OP’s election, based on (i) LIBOR, for interest periods of one, three or six months, plus the applicable margin, or (ii) the LIBOR Market Index Rate plus the applicable margin (if the LIBOR Market Index Rate is unavailable, the per annum rate of interest would be the Federal Funds Rate plus 1.5%, plus the applicable margin). The LIBOR Market Index Rate is LIBOR in respect of loans of one-month interest periods, determined on a daily basis, plus the applicable margin. The applicable margin is (i) for periods prior to the Company or CSP OP having a credit rating, based on the Company’s then current leverage ratio, and (ii) during such periods when the Company or CSP OP has a credit rating, based on its then current credit rating. The applicable margin can vary from (i) 1.60% to 2.35% based upon the then current leverage ratio, or (ii) 1.00% to 1.80% based upon a then current credit rating of the Company or CSP OP. As of the closing of the Unsecured Credit Facility, the current stated applicable margin was 1.60%. CSP OP will pay customary fees in connection with borrowings under the Unsecured Credit Facility. Further, CSP OP may prepay any revolving or swingline loan, in whole or in part, at any time without premium or penalty. As of December 31, 2012, outstanding borrowings of $265,000,000 bear interest at a rate of 1.82% based on 1.60% over the three month LIBOR.

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

See “—Subsequent Events,” for an update of Loan Payable.

Distribution Policy

Our distribution policy is subject to revision at the discretion of our Board of Trustees without notice to you or shareholder approval. All distributions will be made by us at the discretion of our Board of Trustees and will be based upon our Board of Trustee’s evaluation of our assets, operating results, historical and projected cash flows (and sources thereof), historical and projected equity offering proceeds from our offerings, historical and projected debt incurred, projected investments and capital requirements, the anticipated timing between receipt of our equity offering proceeds and investment of those proceeds, maintenance of REIT qualification, applicable provisions of Maryland law, general economic, market and industry conditions, any liquidity event options we may pursue, and such other factors as our Board of Trustees deems relevant. We cannot assure you that we will be able to pay or maintain the levels of distributions we have historically paid or that distributions will increase over time.

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

2012 Quarters	First	Second	Third	Fourth
Total distributions declared and paid	$36,726,000	$37,366,000	$37,374,000	$37,418,000
Distributions per share	$0.15	$0.15	$0.15	$0.15

2011 Quarters	First	Second	Third	Fourth
Total distributions declared and paid	$25,306,000	$27,125,000	$29,911,000	$32,785,000
Distributions per share	$0.15	$0.15	$0.15	$0.15

2010 Quarters	First	Second	Third	Fourth
Total distributions declared and paid	$16,841,000	$19,266,000	$21,623,000	$24,053,000
Distributions per share	$0.15	$0.15	$0.15	$0.15

To the extent that our cash available for distribution is less than the amount we are required to distribute to qualify as a REIT, we may consider various funding sources to cover any shortfall, including borrowing funds on a short-term, or possibly long-term, basis, using offering proceeds or selling properties. In addition, we may utilize these funding sources to make distributions that exceed the amount we are required to distribute to qualify as a REIT.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had five Investments in Unconsolidated Entities: (i) a 5.07% ownership interest in CBRE Strategic Partners Asia; (ii) an 80% ownership interest in the Duke joint venture; (iii) a 90% ownership interest in Afton Ridge; (iv) a 80% ownership interest in the UK JV; and (v) an 80% ownership interest in the European JV. Our investments are discussed in Item 2, “Properties,” and Note 5, “Investments in Unconsolidated Entities” in the accompanying consolidated financial statements.

Contractual Obligations and Commitments

The following table provides information with respect to our consolidated property contractual obligations at December 31, 2012 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Note Payable (and interest payments) Collateralized by Deerfield Commons I	$(10,888)	$(643)	$(10,245)	$—	$—
Note Payable (and interest payments) Collateralized by Bolingbrook Point III	(8,766)	(416)	(8,350)	—	—
Notes Payable (and interest payments) Collateralized by the Carolina Portfolio	(57,105)	(6,426)	(12,852)	(12,852)	(24,975)
Note Payable (and interest payments) Collateralized by Lakeside Office Center	(10,305)	(650)	(9,655)	—	—
Note Payable (and interest payments) Collateralized by Thames Valley Five(1)	(9,553)	(9,553)	—	—	—
Note Payable (and interest payments) Collateralized by Albion Mills Retail Park(1)	(9,754)	(9,754)	—	—	—
Note Payable (and interest payments) Collateralized by Avion Midrise III & IV	(21,966)	(1,618)	(20,348)	—	—
Note Payable (and interest payments) Collateralized by 12650 Ingenuity Drive	(13,514)	(1,118)	(12,396)	—	—
Note Payable (and interest payments) Collateralized by Maskew Retail Park(1)	(25,113)	(1,288)	(23,825)	—	—
Note Payable (and interest payments) Collateralized by One Wayside Road	(28,953)	(2,127)	(26,826)	—	—
Note Payable (and interest payments) Collateralized by 100 Tice Blvd	(50,806)	(3,469)	(6,939)	(40,398)	—
Note Payable (and interest payments) Collateralized by Ten Parkway	(16,203)	(862)	(1,724)	(1,724)	(11,893)
Note Payable (and interest payments) Collateralized by 4701 Gold Spike Drive	(12,639)	(644)	(1,288)	(1,288)	(9,419)
Note Payable (and interest payments) Collateralized by 1985 International Way	(8,782)	(447)	(895)	(895)	(6,545)
Note Payable (and interest payments) Collateralized by Summit Distribution Center	(7,951)	(405)	(810)	(810)	(5,926)
Note Payable (and interest payments) Collateralized by 3660 Deerpark Boulevard	(9,078)	(462)	(925)	(925)	(6,766)
Note Payable (and interest payments) Collateralized by Tolleson Commerce Park II	(5,458)	(278)	(556)	(556)	(4,068)
Note Payable (and interest payments) Collateralized by 70 Hudson Street	(139,891)	(8,585)	(17,169)	(114,137)	—
Note Payable (and interest payments) Collateralized by 90 Hudson Street	(142,739)	(6,897)	(15,048)	(15,048)	(105,746)
Note Payable (and interest payments) Collateralized by Sabal Pavilion	(15,247)	(15,247)	—	—	—
Unsecured Credit Facility (and interest payments)	(282,885)	(4,823)	(9,646)	(268,416)	—

Total	$(887,596)	$(75,712)	$(179,497)	$(457,049)	$(175,338)

(1)

These contractual obligations include the expected net payments due under interest rate swap agreements where in each case we have swapped our variable interest rate payments due under the debt agreements for fixed rates of interest payments.

The following table provides information with respect to our unconsolidated property contractual obligations at December 31, 2012 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Note Payable (and interest payments) Collateralized by Duke Joint Venture	$(453,051)	$(103,102)	$(141,439)	$(32,629)	$(175,881)
Note Payable (and interest payments) Collateralized by Afton Ridge Joint Venture	(24,040)	(24,040)	—	—	—
Notes Payable (and interest payments) Collateralized by European JV	(73,610)	(1,543)	(3,087)	(68,980)	—

Total(1)	$(550,701)	$(128,685)	$(144,526)	$(101,609)	$(175,881)

(1)	Unconsolidated payment amounts are at our pro rata share of effective ownership and exclude our investment in CBRE Strategic Partners Asia.

As of December 31, 2012, we had an unfunded investment commitment in CBRE Strategic Partners Asia totaling $2,474,000. The timing of future payments is uncertain.

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

Included as a component of our tax provision, we have incurred income and other taxes (franchise, local and state government and international) related to our continuing operations in the amount of $266,000, $456,000 and $296,000 for California, Georgia, Massachusetts, Minnesota, New Jersey, Pennsylvania, Texas, North Carolina, and United Kingdom impacting our operations during the years ended December 31, 2012, 2011 and 2010, respectively.

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

Consolidated Notes Payable secured by real property are summarized as follows (in thousands):

	Interest Rate as of December 31,			Notes Payable as of December 31,
Property	2012	2011	Maturity Date	2012	2011
Deerfield Commons I	5.23%	5.23%	December 1, 2015	$9,442	$9,587
Bolingbrook Point III	5.26	5.26	January 1, 2015	7,900	7,900
Fairforest Bldg. 5(1)	6.33	6.33	February 1, 2024	8,840	9,368
Fairforest Bldg. 6(1)	5.42	5.42	June 1, 2019	2,402	2,703
HJ Park—Bldg. 1(1)	—	4.98	March 1, 2013	0	369
North Rhett I(1)	5.65	5.65	August 1, 2019	2,827	3,547
North Rhett II(1)	5.20	5.20	October 1, 2020	1,822	2,005
North Rhett IV(1)	5.80	5.80	February 1, 2025	8,935	9,427
Mt Holly Bldg.(1)	5.20	5.20	October 1, 2020	1,822	2,006
Orangeburg Park Bldg.(1)	5.20	5.20	October 1, 2020	1,853	2,040
Kings Mountain I(1)	5.27	5.27	October 1, 2020	1,578	1,737
Kings Mountain II(1)	5.47	5.47	January 1, 2020	4,589	5,105
Union Cross Bldg. I(1)	5.50	5.50	July 1, 2021	2,344	2,552
Union Cross Bldg. II(1)	5.53	5.53	June 1, 2021	7,149	7,791
Thames Valley Five(2)(3)	6.42	6.42	May 30, 2013	9,160	8,762
Lakeside Office Center	6.03	6.03	September 1, 2015	8,862	8,973
Avion Midrise III & IV(4)	5.52	5.52	April 1, 2014	20,464	20,920
12650 Ingenuity Drive(5)	5.62	5.62	October 1, 2014	12,272	12,677
Maskew Retail Park(2)(6)	5.68	5.68	August 10, 2014	22,698	21,710
One Wayside Road(7)	5.66	5.66	August 1, 2015	13,745	14,115
One Wayside Road(7)	5.92	5.92	August 1, 2015	11,464	11,743
100 Tice Blvd(8)	5.97	5.97	September 15, 2017	20,094	20,612
100 Tice Blvd(8)	5.97	5.97	September 15, 2017	20,093	20,611
Ten Parkway North	4.75	4.75	January 1, 2021	12,072	12,354
Pacific Corporate Park(9)	—	4.89	December 7, 2017	0	81,750
4701 Gold Spike Drive(10)	4.45	4.45	March 1, 2018	10,342	10,521
1985 International Way(10)	4.45	4.45	March 1, 2018	7,186	7,310
Summit Distribution Center(10)	4.45	4.45	March 1, 2018	6,506	6,619
3770 Deerpark Boulevard(10)	4.45	4.45	March 1, 2018	7,428	7,557
Tolleson Commerce Park II(10)	4.45	4.45	March 1, 2018	4,467	4,544
100 Kimball Drive(11)	—	5.25	March 1, 2021	0	32,521
70 Hudson Street(12)	5.65	5.65	April 11, 2016	117,981	119,740
90 Hudson Street(12)	5.66	5.66	May 1, 2019	106,465	107,918
Kings Mountain III(13)	—	4.47	July 1, 2018	0	11,595
Sabal Pavilion(14)	6.38	6.38	August 1, 2013	14,700	14,700

Consolidated Notes Payable				487,502	623,389
Plus Premium				7,555	9,595
Less Discount				(2,113)	(2,838)

Consolidated Notes Payable Net of Premium / Discount				$492,944	$630,146

(1)

These notes payable were assumed from the seller of these properties on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount. The North Rhett III loan was paid off in full on November 22, 2011. HJ Park—Bldg. 1 loan was paid in full on December 3, 2012.

(2)	These loans are subject to certain financial covenants (interest coverage and loan to value).

(3)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% through its expiration on May 30, 2013, and therefore including the mortgage note’s spread of 1.01% over GBP-based LIBOR, effectively fixed the mortgage note’s all-in interest rate at 6.42% per annum for its remaining term. The stated rates, not including the interest rate swap, on the mortgage note payable were 1.54% and 1.98% at December 31, 2012 and 2011, respectively, and were based on GBP LIBOR plus a spread of 1.01%.

(4)	The loan was assumed from the seller of Avion Midrise III & IV on November 18, 2008 and was recorded at estimated fair value which includes the discount.

(5)	The loan was assumed from the seller of 12650 Ingenuity Drive on August 5, 2009 and was recorded at estimated fair value which includes the discount.

(6)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% through its expiration on August 10, 2014, and therefore, including the mortgage note’s spread of 2.26% over GBP-based LIBOR, effectively fixed the mortgage note’s all-in interest rate at 5.68% per annum for its remaining term. The stated rates, not including the interest rate swap, on the mortgage note payable were 2.78% and 3.23% at December 31, 2012 and 2011, respectively, and were based on GBP LIBOR plus a spread of 2.26%.

(7)	The two loans were assumed from the seller of One Wayside Road on June 24, 2010 and were recorded at estimated fair value which includes the premiums.

(8)	The two loans were assumed from the seller of 100 Tice Blvd. on September 28, 2010 and were recorded at estimated fair value which includes the premiums.

(9)

We entered into an interest rate swap agreement that fixes LIBOR at 2.69% plus 2.20%, or 4.89% per annum as of December 31, 2012, and expires on December 7, 2017. The loan was paid in full on November 27, 2012

(10)	We entered into five loans totaling $37,000,000 on February 8, 2011 that are cross-collateralized by these properties.

(11)	We entered into an interest rate swap agreement that fixes LIBOR at 3.50% plus 1.75% per annum as of December 31, 2012 and expires on March 1, 2021. The loan was paid in full on November 27, 2012.

(12)	The two loans were assumed from the seller of 70 Hudson Street and 90 Hudson Street, respectively, on April 11, 2011 and were recorded at estimated fair value which includes the premiums.

(13)

We entered into an interest rate swap agreement that fixes LIBOR at 2.47% plus 2.00%, or 4.47% per annum as of December 31, 2012 and expires on July 1, 2018. The loan was paid in full on November 27, 2012.

(14)

The loan was assumed from the seller of Sabal Pavilion on December 30, 2011 and was recorded at estimated fair value which includes the premium. The anticipated maturity date as presented represents the early prepayment option date prior to the automatic debt extension that would include an increase in the interest rate to 11.38% and extend until the loan is paid in full.

Consolidated Note Payable at Fair Value secured by real property are summarized as follows (in thousands):

	Interest Rate as of December 31,			Notes Payable as of December 31,
Property	2012	2011	Maturity Date	2012	2011
Albion Mills Retail Park(1)(2)(3)	5.25%	5.25%	October 10, 2013	$9,373	$8,965
Less Fair Value Adjustment				(85)	(190)

Consolidated Note Payable at Fair Value				$9,288	$8,775

(1)	The loan is subject to certain financial covenants (interest coverage and loan to value).

(2)	The Albion Mills Retail Park notes payable balance is presented at cost basis. This loan is carried on our balance sheet at fair value (see Note 17).

(3)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% through its expiration on October 10, 2013, and therefore, including the mortgage note’s spread of 1.31% over GBP-based LIBOR, effectively fixed the mortgage note’s all-in interest rate at 5.25% per annum for its remaining term. The stated rates, not including the interest rate swap, on the mortgage note payable were 1.84% and 2.28% at December 31, 2012 and 2011, respectively and were based on GBP LIBOR plus a spread of 1.31%.

Unconsolidated Notes Payable secured by real property are summarized as follows (in thousands):

	Interest Rate as of December 31,		Maturity Date	Notes Payable as of December 31,(1)
Property	2012	2011		2012	2011
Buckeye Logistics Center(2)	5.58%	5.58%	October 1, 2013	$16,000	$16,000
Afton Ridge Shopping Center	5.70	5.70	October 1, 2013	22,950	22,950
Aspen Corporate Center 500(2)	5.58	5.58	October 1, 2013	16,960	16,960
AllPoints at Anson Bldg. 1(2)	5.58	5.58	October 1, 2013	13,600	13,600
12200 President’s Court(2)	5.58	5.58	October 1, 2013	17,280	17,280
201 Sunridge Blvd.(2).	5.58	5.58	October 1, 2013	15,520	15,520
AllPoints Midwest Bldg. 1(2)	5.58	5.58	January 1, 2014	19,200	19,200
125 Enterprise Parkway(2)	5.58	5.58	January 1, 2014	21,440	21,440
Celebration Office Center III(3)	4.25	4.25	December 1, 2015	7,338	7,472
22535 Colonial Pkwy(3)	4.25	4.25	December 1, 2015	6,566	6,685
Fairfield Distribution Ctr. IX	5.00	5.00	September 1, 2021	3,643	3,721
Northpoint III(3)	4.25	4.25	December 1, 2015	8,497	8,652
Goodyear Crossing II(3)	4.25	4.25	December 1, 2015	16,221	16,517
1400 Perimeter Park Drive(3)	4.25	4.25	December 1, 2015	1,931	1,966
3900 North Paramount Parkway(3)	4.25	4.25	December 1, 2015	6,373	6,489
3900 South Paramount Parkway(3)	4.25	4.25	December 1, 2015	6,373	6,489
Miramar I(3)	4.25	4.25	December 1, 2015	7,570	7,708
Miramar II(3)	4.25	4.25	December 1, 2015	10,196	10,382
Point West I	3.41	3.41	December 6, 2016	9,093	9,353
McAuley Place	3.98	3.98	September 1, 2018	10,864	11,134
Sam Houston Crossing I	4.42	4.42	September 1, 2021	8,619	8,765
533 & 555 Maryville Centre	5.24	5.24	October 1, 2021	19,275	19,555
Regency Creek I	5.24	5.24	October 1, 2021	8,851	8,979
Atrium I	3.78	3.78	May 31, 2018	18,762	19,510
Two Easton Oval	3.95	3.95	January 31, 2019	5,322	5,470
West Lake at Conway	5.00	5.00	September 1, 2021	7,598	7,761
The Landings I & II	5.24	5.24	October 1, 2021	23,603	23,945
Norman Pointe I & II	5.24	5.24	October 1, 2021	35,011	35,518
Weston Pointe I – IV	5.24	5.24	October 1, 2021	36,191	36,715
Graben Distribution Center I & II	2.39	—	July 27, 2017	32,814	—
Koblenz Distribution Center	2.27	—	November 11, 2017	33,500	—

Unconsolidated Notes Payable				$467,161	$405,736

(1)	Unconsolidated notes payable amounts are at our pro rata share of effective ownership, which is 80% for all except for the Afton Ridge Shopping Center which is 90%.

(2)	These seven loans are cross-collateralized.

(3)	These nine loans are cross-collateralized.

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

The fair value of long-term debt was estimated based on current interest rates available to us for debt instruments with similar terms. The following tables summarize our financial instruments and their calculated fair value at December 31, 2012 and 2011 (in thousands):

	As of December 31, 2012
	Carrying Value	Total Fair Value
Financial Assets (Liabilities):
Interest Rate Swaps—Non Qualifying	$(423)	$(423)
Interest Rate Swaps—Qualifying	(1,015)	(1,015)
Notes Payable	(502,232)	(523,739)
Loan Payable	(265,000)	(265,000)

A 100 basis point increase or decrease in interest rates would increase or decrease the fair market value of our notes payable by $17,763,000 at December 31, 2012. In addition, a 100 basis point increase or decrease in interest rates would either increase or decrease annual variable interest expense as follows; approximately $92,000 on the Thames Valley Five property, approximately $94,000 on the Albion Mills Retail Park property and approximately $227,000 on the Maskew Retail Park property.

	As of December 31, 2011
	Carrying Value	Carrying Value
Financial Assets (Liabilities):
Interest Rate Swaps—Non Qualifying	$(958)	$(958)
Interest Rate Swaps—Qualifying	(12,340)	(12,340)
Notes Payable	(638,921)	(664,910)
Loan Payable	(25,000)	(25,000)

In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary.

Debt Maturities

The following table details our consolidated and unconsolidated debt maturities as of December 31, 2012 (in thousands):

	Consolidated Debt			Unconsolidated Debt(1)			Consolidated & Unconsolidated Debt(1)
	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total
2013(2)	$11,224	33,233	$44,457	$5,071	$102,310	$107,381	$16,295	$135,543	$151,838
2014	11,540	54,010	65,550	5,262	40,640	45,902	16,802	94,650	111,452
2015	11,277	48,749	60,026	5,337	66,959	72,296	16,614	115,708	132,322
2016(3)	9,687	376,276	385,963	4,137	8,052	12,189	13,824	384,328	398,152
2017	9,116	34,327	43,443	4,031	66,315	70,346	13,147	100,642	113,789
2018	7,815	32,165	39,980	3,640	23,822	27,462	11,455	55,987	67,442
2019	5,901	95,265	101,166	3,121	4,416	7,537	9,022	99,681	108,703
2020	4,349	—	4,349	3,273	—	3,273	7,622	—	7,622
2021	2,476	9,271	11,747	2,518	118,257	120,775	4,994	127,528	132,522
2022	1,870	—	1,870	—	—	—	1,180	—	1,180
Thereafter	3,324	—	3,324	—	—	—	3,324	—	3,324

Total	$78,579	$683,296	$761,875	$36,390	$430,771	$467,161	$114,969	$1,114,067	$1,229,036

Fixed and Floating Interest Rate Debt as of December 31, 2012 (in thousands):

	Consolidated Debt			Unconsolidated Debt(1)			Consolidated & Unconsolidated Debt(1)
	Scheduled Amorti zation	Term Maturities	Total	Scheduled Amorti zation	Term Maturities	Total	Scheduled Amorti zation	Term Maturities	Total
Amount
Fixed Interest Rate Debt	$78,579	$418,296	$496,875	$36,390	$430,771	$467,161	$114,969	$849,067	$964,036
Floating Interest Rate Debt	—	265,000	265,000	—	—	—	—	265,000	265,000

Total	$78,579	$683,296	$761,875	$36,390	$430,771	$467,161	$114,969	$1,114,067	$1,229,036

Weighted Average Remaining Term (years)
Fixed Interest Rate Debt			4.43			4.60			4.51
Floating Interest Rate Debt			3.71			N/A			3.71

Total			4.28			4.60			4.40

Weighted Average Interest Rate
Fixed Interest Rate Debt			5.60%			4.63%			5.13%
Floating Interest Rate Debt			1.82%			N/A			1.82%

Total			4.28%			4.63%			4.41%

(1)	Unconsolidated debt amounts are at our pro rata share of effective ownership.

(2)

The Thames Valley Five consolidated debt ($9,160,000 at December 31, 2012) maturity date may be extended for an additional two years from May, 2013 to May, 2015. In addition, Afton Ridge has the option to extend the maturity date of the unconsolidated debt ($22,950,000 at December 31, 2012—our share) for one additional year from October, 2013 to October, 2014.

(3)

Consolidated debt amount includes a $265,000,000 outstanding balance on the Unsecured Credit Facility as of December 31, 2012. The Unsecured Credit Facility may be extended for an additional year from September 2016 to September 2017.

Encumbered and Unencumbered Properties

The following table details our Encumbered and Unencumbered properties as of December 31, 2012 (Approximate Acquisition Cost and Debt Balance in thousands):

	Consolidated Properties			Unconsolidated properties(1)			Consolidated & Unconsolidated Properties(1)
	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance
Encumbered Properties	31	$932,464	$496,875	38	$957,515	$467,161	69	$1,889,979	$964,036
Unencumbered Properties	51	1,137,808	—	9	113,752	—	60	1,251,560	—
Unsecured Debt	—	—	265,000	—	—	—	—	—	265,000

Total Properties	82	$2,070,272	$761,875	47	$1,071,267	$467,161	129	$3,141,539	$1,229,036

(1)

Number of Properties at 100%. Approximate Acquisition Cost and Debt Balance for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Subsequent Events

On January 30, 2013, we acquired 100% of Trammel Crow Company’s (“TCC”) interest in our joint venture with TCC which owned and developed our 1400 Atwater Drive property, a 300,000 square foot office development in Malvern, Pennsylvania, a suburb of Philadelphia. 1400 Atwater Drive is 100% leased to Endo Pharmaceuticals, Inc. for use as their corporate headquarters through November 2024 and the lease is guaranteed by Endo Health Solutions Inc. (NASDAQ: ENDP), Endo Pharmaceuticals’ parent company, a specialty pharmaceutical and healthcare solutions company. The cost of the acquisition was approximately $3,431,000. We funded this acquisition using cash reserves and borrowings under our Unsecured Credit Facility.

On February 7, 2013, we filed a registration statement on Form S-8 to register 500,000 common shares of beneficial ownership pursuant to our amended and restated 2004 equity incentive plan.

On February 7, 2013, our Board’s independent trustees, Messrs. Black, Orphanides and Salvatore, were awarded equity grants under the amended and restated 2004 equity incentive plan on the following terms: (i)(x) Mr. Black’s award was for $100,000 in common shares (or 10,000 shares at $10.00 per share) and (y) Messrs. Orphanides and Salvatore each were awarded $25,000 in common shares (or 2,500 shares at $10.00 per share) for a total of $150,000; and (ii) each award vested in its entirety, upon issuance.

On February 19, 2013, we entered into an agreement with TCC that will obligate us to form a joint venture with TCC upon the expiration of certain contingencies. We would own a 95% interest and TCC would own a 5% interest in the joint venture. The joint venture will develop a four building, 454,801 square foot build-to-suit office complex in Malvern, Pennsylvania, a suburb of Philadelphia, for Shire US, Inc., which will serve as their US corporate headquarters under a fifteen year lease. Shire US, Inc. is the US based subsidiary of Irish pharmaceutical company Shire Plc (LSE: SHP, NASDAQ: SHPG), a major international pharmaceutical company. The total project cost is anticipated to be approximately $122,288,000 and upon completion of construction and satisfaction of closing obligations, we will acquire 100% of TCC’s interest in the joint venture. There can be no assurance that the joint venture will be formed or that the project will be completed.

On March 1, 2013, we acquired 100% of Duke Realty Limited Partnership’s (“Duke Realty”) interests in 17 properties that were held in our joint venture with Duke Realty (“Duke JV”). The properties are located in major submarkets of Phoenix, Raleigh/Durham, Houston, Columbus, Cincinnati, Orlando, Ft. Lauderdale, Minneapolis and Dallas and consisted of 16 office buildings and one warehouse/distribution/logistics building totaling 3,318,402 square feet. The acquisition was structured such that membership interests in each of the subsidiaries that hold the properties were distributed to Duke Realty and CSP OP on a pro rata basis in accordance with their percentage ownership interests in the Duke JV (80% to CSP OP and 20% Duke Realty) and CSP OP then purchased Duke Realty’s 20% membership interests in those subsidiaries, resulting in CSP OP owning a 100% interest in each of the property-owning subsidiaries. The aggregate purchase price that CSP OP paid to Duke Realty in connection with the acquisition was approximately $98,140,000, which is 20% of approximately $490,700,000 exclusive of fees and customary closing costs, but inclusive of approximately $216,010,000 of existing mortgage financing. We funded this acquisition using cash reserves and borrowings under our Unsecured Credit Facility.

On March 5, 2013, we entered into an unsecured term loan in the amount of $50,000,000 with TD Bank, N.A (the “TD Term Loan”). Upon closing the TD Term Loan, we simultaneously entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the TD Term Loan at 3.425% per annum for its seven-year term, based upon the TD Term Loan’s current stated applicable margin, which may vary during its term based upon the then-current leverage ratio or our then-current credit rating. The TD Term Loan contains customary representations and warrants and covenants. We used the proceeds of the TD Term Loan to repay a portion of our borrowings under our Unsecured Credit Facility.

On March 7, 2013, we entered into an unsecured term loan (the “Wells Fargo Term Loan”) in the amount of $200,000,000 with Wells Fargo Bank, National Association (“Wells Fargo”) and certain other lenders defined in the Wells Fargo Term Loan. Upon closing the Wells Fargo Term Loan, we simultaneously entered into an interest rate swap agreement with Wells Fargo to effectively fix the interest rate on the Wells Fargo Term Loan at 2.4885% per annum for its five-year term, based upon the Wells Fargo Term Loan’s current stated applicable margin, which may vary based upon the then-current leverage ratio or our then-current credit rating. The Wells Fargo Term Loan contains customary representations and warrants and covenants. We used the proceeds of the Wells Fargo Term Loan to repay a portion of our borrowings under our Unsecured Credit Facility.

On March 7, 2013, we entered into a First Amendment (the “First Amendment”) to the credit agreement entered into on September 13, 2012 with a group of lenders, which provided us with an unsecured, revolving credit facility in the initial amount of $700,000,000 (the “Unsecured Credit Facility”). The First Amendment modified the Unsecured Credit Facility to among other things: (i) amend certain definitions, (ii) amend certain requirements of the guarantor, (iii) amend the requirements relating to quarterly financial statements, annual statements, compliance certificates and certain other SEC filings, (iv) amend the requirements relating to electronic delivery of information, (v) provide the Company with an option to restate the tangible net worth covenant in the event of a redemption event, (vi) remove the restriction on negative pledges, (vii) amend the restrictions on intercompany transfers and (viii) amend certain disclosure and confidentiality provisions.

On March 15, 2013, a total of 281,625 restricted common shares were granted to our named executive officers (Messrs. Cuneo, Kianka and Reid) based on the executive’s achievement of performance objectives during 2012, as determined in the discretion of our Compensation Committee. Additionally, 21 of our employees were granted 117,300 restricted shares, in the aggregate, on March 15, 2013. One-third of the restricted shares granted to our named executive officers and employees will vest in each of the first three anniversaries of grant if the grantee is employed by the company on such anniversary.

On March 19, 2013, our Board of Trustees terminated our amended and restated 2004 performance bonus plan.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. The effectiveness of internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls Over Financial Reporting

No changes in internal control over financial reporting occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees of

Chambers Street Properties

Princeton, New Jersey

We have audited the internal control over financial reporting of Chamber Street Properties and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated March 22, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 22, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	TRUSTEES, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2013 Annual Meeting of Shareholders, expected to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, on or prior to April 30, 2013 (the “2013 Proxy Statement”), and is incorporated herein by reference in accordance with General Instruction G.(3) to Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS

The information required by Item 12 will be set forth in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND TRUSTEE INDEPENDENCE

The information required by Item 13 will be set forth in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in the 2013 Proxy Statement and is incorporated herein by reference.

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

The following exhibits are filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.

3.1	Second Amended and Restated Declaration of Trust of CB Richard Ellis Realty Trust (Previously filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-127405) filed September 13, 2006 and incorporated herein by reference).

3.2	Articles of Amendment of Declaration of Trust of CB Richard Ellis Realty Trust (Previously filed as exhibit 3.1 to the current report on Form 8-K (File No. 000-53200) filed June 22, 2009 and incorporated herein by reference).

3.3	Second Articles of Amendment to the Second Amended and Restated Declaration of Trust of CB Richard Ellis Realty Trust (Previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File 000-53200) filed June 22, 2012 and incorporated herein by reference).

3.4	Third Amended and Restated Bylaws of Chambers Street Properties (Previously filed as Exhibit 3.2 to the Current Report on Form 8-K (File 000-53200) filed June 22, 2012 and incorporated herein by reference).

4.1	Second Amended and Restated Dividend Reinvestment Plan (Previously filed as Exhibit 10.6 to the Current Report on Form 8-K (File 000-53200) filed July 5, 2012 and incorporated herein by reference).

4.2	Amended and Restated Share Redemption Program (Previously filed as Exhibit 4.2 to Current Report on Form 8-K (File No. 000-53200) filed on February 3, 2012 and incorporated herein by reference).

10.1	Amended and Restated 2004 Equity Incentive Plan (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File 000-53200) filed July 5, 2012 and incorporated herein by reference).

10.2	Amended and Restated 2004 Performance Bonus Plan (Previously filed as Exhibit 10.4 to the Current Report on Form 8-K (File 000-53200) filed July 5, 2012 and incorporated herein by reference).

10.3	Third Amended and Restated Agreement of Limited Partnership, by and among CB Richard Ellis Realty Trust and the limited partners named therein, dated April 27, 2012 (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File 000-53200) filed April 30, 2012 and incorporated herein by reference).

10.4	Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership, by and among Chambers Street Properties and the limited partners named therein, entered into as of July 1, 2012 (Previously filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q (File 000-53200) filed August 14, 2012 and incorporated herein by reference).

10.5	Form of Amended and Restated Indemnification Agreement (Previously filed as Exhibit 10.18 to Pre-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-127405) filed September 13, 2006 and incorporated herein by reference).

10.6	Credit Agreement, dated August 30, 2007, by and among CBRE Operating Partnership, L.P. and CBRERT Carolina TRS, Inc., as borrowers, CB Richard Ellis Realty Trust, Bank of America, N.A. as Administrative Agent, and the other lenders thereto (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-127405) filed September 5, 2007 and incorporated herein by reference).

10.7	Contribution Agreement, dated May 5, 2008, by and among Duke Realty Limited Partnership, Duke/Hulfish, LLC and CBRE Operating Partnership, L.P. (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-53200) filed May 6, 2008 and incorporated herein by reference).

10.8	Duke/Hulfish, LLC Limited Liability Company Agreement, by and among CBRE Operating Partnership, L.P. and Duke Realty Limited Partnership, dated June 12, 2008 (Previously filed as Exhibit 10.3 to Form 10-Q (File No. 000-53200) filed November 14, 2008 and incorporated herein by reference).

10.9	First Amendment to the Contribution Agreement, by and between Duke Realty Limited Partnership, Duke/Hulfish LLC and CBRE Operating Partnership, L.P. dated September 12, 2008 (Previously filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 000-53200) filed November 14, 2008 and incorporated herein by reference).

10.10	Side Letter, between CB Richard Ellis Realty Trust, CB Richard Ellis Investors and CBRE Advisors LLC dated February 12, 2009 (Previously filed as Exhibit 1.2 to the Current Report on Form 8-K (File No. 000-53200) filed February 18, 2009 and incorporated herein by reference).

Exhibit No.

10.11	Side Letter between CB Richard Ellis Realty Trust and CNL Securities Corp. dated February 12, 2009 (Previously filed as Exhibit 1.3 to the Current Report on Form 8-K (File No. 000-53200) filed February 18, 2009 and incorporated herein by reference).

10.12	Shareholders’ Agreement by and among Goodman Europe Development Trust, RT Princeton CE Holdings, LLC and Goodman Princeton Holdings (LUX) S.À R.L., dated June 10, 2010 (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-53200) filed August 13, 2010 and incorporated herein by reference).

10.13	Shareholders’ Agreement by and among Goodman Jersey Holdings Trust, RT Princeton UK Holdings, LLC and Goodman Princeton Holdings (Jersey) Limited, dated June 10, 2010 (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-53200) filed August 13, 2010 and incorporated herein by reference).

10.14	Agreement of Sale, by and among 70 Hudson Street, L.L.C., 70 Hudson Street Urban Renewal Associates, L.L.C. and RT 70 Hudson, LLC dated October 15, 2010 (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File 000-53200) filed November 12, 2010 and incorporated herein by reference).

10.15	Agreement of Sale, by and among 90 Hudson Street, L.L.C., 90 Hudson Street Urban Renewal Associates, L.L.C. and RT 90 Hudson, LLC dated October 15, 2010 (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File 000-53200) filed November 12, 2010 and incorporated herein by reference).

10.16	Agreement for Purchase and Sale of Real Property, by and between AOL Inc. and RT Pacific Blvd, LLC, dated October 29, 2010 (Previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File 000-53200) filed November 12, 2010 and incorporated herein by reference).

10.17	Purchase and Sale Agreement, by and among Duke Realty Limited Partnership, Duke Secured Financing 2009-1PAC, LLC, Duke Realty Ohio and Duke/Princeton, LLC, dated December 17, 2010 (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File 000-53200) filed December 23, 2010 and incorporated herein by reference).

10.18	Duke/Hulfish, LLC Amended and Restated Limited Liability Company Agreement, by and among CBRE Operating Partnership, L.P. and Duke Realty Limited Partnership, dated December 17, 2010 (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File 000-53200) filed December 23, 2010 and incorporated herein by reference).

10.19	Loan Agreement dated March 24, 2011, between Duke/Hulfish, LLC and Wells Fargo Bank, National Association (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K/A (File No. 000-53200) filed March 29, 2011 and incorporated herein by reference).

10.20	Assumption of Mortgage and Security Agreement by and among U.S. Bank National Association, as trustee, as successor-in-interest to Bank of America, National Association, as successor by merger to LaSalle Bank National Association, as trustee for the registered holders of LB-UBS Commercial Mortgage Trust 2006-C4, Commercial Mortgage Pass-through Certificates, Series 2006-C4, 70 Hudson Street L.L.C., 70 Hudson Street Urban Renewal Associates, L.L.C., Hartz Financial Corp., RT 70 Hudson Street LLC, RT 70 Hudson Street Urban Renewal, LLC, CBRE Operating Partnership, L.P., and CB Richard Ellis Realty Trust dated April 11, 2011 (Previously filed as Exhibit 10.36 to Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 (File No. 333-152653) filed on April 21, 2011 and incorporated herein by reference).

10.21	Loan Agreement, by and between 70 Hudson Street L.L.C., 70 Hudson Street Urban Renewal Associates, L.L.C. and Lehman Brothers Bank, FSB dated April 11, 2006 (Previously filed as Exhibit 10.37 to Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 (File No. 333-152653) filed on April 21, 2011 and incorporated herein by reference).

10.22	Loan Assumption and Modification Agreement, by and among RT 90 Hudson, LLC and 90 Hudson Street L.L.C. and Teachers Insurance and Annuity Association of America dated April 11, 2011 (Previously filed as Exhibit 10.38 to Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 (File No. 333-152653) filed on April 21, 2011 and incorporated herein by reference).

10.23	Promissory Note, by and between Teachers Insurance and Annuity Association of America and 90 Hudson Street L.L.C. dated April 11, 2006 (Previously filed as Exhibit 10.39 to Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 (File No. 333-152653) filed on April 21, 2011 and incorporated herein by reference).

10.24	Omnibus Amendment to Loan Documents, by and between RT 90 Hudson, LLC and Teachers Insurance and Annuity Association of America dated July 14, 2011 (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File 000-53200) filed August 15, 2011 and incorporated herein by reference).

Exhibit No.

10.25	Amended and Restated Promissory Note, by and between RT 90 Hudson, LLC and Teachers Insurance and Annuity Association of America dated July 14, 2011 (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File 000-53200) filed August 15, 2011 and incorporated herein by reference).

10.26	Transition to Self-Management Agreement, by and among CB Richard Ellis Realty Trust, CBRE Operating Partnership, L.P., CBRE Global Investors, LLC and CBRE Advisors LLC, dated April 27, 2012 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File 000-53200) filed April 30, 2012 and incorporated herein by reference).

10.27	Transitional Services Agreement, by and among Chambers Street Properties, CSP Operating Partnership, LP and CBRE Advisors LLC, dated July 1, 2012 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File 000-53200) filed July 5, 2012 and incorporated herein by reference).

10.28	Indemnification Agreement with Louis P. Salvatore (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File 000-53200) filed July 5, 2012 and incorporated herein by reference).

10.29	Amended and Restated Form of Share Award Agreement (Previously filed as Exhibit 10.5 to the Current Report on Form 8-K (File 000-53200) filed July 5, 2012 and incorporated herein by reference).

10.30	Credit Agreement, dated September 13, 2012, by and among CSP Operating Partnership, LP as Borrower, Chambers Street Properties, as Parent, Wells Fargo Bank, National Association as Administrative Agent, the financial institutions party thereto as Lenders, Wells Fargo Securities, LLC, RBC Capital Markets, as Joint Lead Arrangers and Joint Bookrunners, Royal Bank of Canada, as Syndication Agent and each of Bank of Montreal, Barclays Bank PLC, JPMorgan Chase Bank, N.A., Regions Bank and TD Bank, N.A. as a Documentation Agent (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File 000-53200) filed September 19, 2012 and incorporated herein by reference).

10.31	Employment Agreement by and among Chambers Street Properties, CSP Operating Partnership, LP and Jack A. Cuneo (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File 000-53200) filed October 1, 2012 and incorporated herein by reference).

10.32	Employment Agreement by and among Chambers Street Properties, CSP Operating Partnership, LP and Philip L. Kianka (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File 000-53200) filed October 1, 2012 and incorporated herein by reference).

10.33	Employment Agreement by and among Chambers Street Properties, CSP Operating Partnership, LP and Martin A. Reid (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File 000-53200) filed October 1, 2012 and incorporated herein by reference).

10.34	Form of Restricted Share Award Agreement (Previously filed as Exhibit 10.4 to the Current Report on Form 8-K (File 000-53200) filed October 1, 2012 and incorporated herein by reference).

10.35	Omnibus Agreement, by and between Duke Realty Limited Partnership and CSP Operating Partnership, LP dated January 29, 2013 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File 000-53200) filed January 31, 2013 and incorporated herein by reference).

10.36	First Amendment to the Amended and Restated Limited Liability Company Agreement of Duke/Hulfish, LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File 000-53200) filed March 7, 2013 and incorporated herein by reference).

10.37	First Amendment to Credit Agreement, dated March 7, 2013, by and among CSP Operating Partnership, LP as Borrower, Chambers Street Properties, as Parent, Wells Fargo Bank, National Association, as Administrative Agent, the financial institutions party thereto as Lenders, Wells Fargo Bank, National Association, Bank of Montreal, Barclays Bank PLC, JPMorgan Chase Bank, N.A., Regions Bank, TD Bank, Citibank, N.A., Union Bank, N.A., PNC Bank, National Association, RBS Citizens, N.A. U.S. Bank National Association, and Goldman Sachs Bank USA (previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File 000-53200) filed on March 13, 2013 and incorporated herein by reference).

10.38	Term Loan Agreement, dated March 7, 2013, by and among CSP Operating Partnership, LP as Borrower, Chambers Street Properties, as Parent, Wells Fargo Bank, National Association, as Administrative Agent, the financial institutions party thereto as Lenders, Wells Fargo Bank, National Association, Bank of Montreal, JPMorgan Chase Bank, N.A. Regions Bank, Union Bank, N.A., PNC Bank, National Association, RBS Citizens, N.A. and U.S. Bank National Association (previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File 000-53200) filed on March 13, 2013 and incorporated herein by reference).

21.1	List of Subsidiaries of Chambers Street Properties, filed herewith.

Exhibit No.

23.1	Consent of Deloitte & Touche LLP, filed herewith.

23.2	Consent of KPMG LLP, filed herewith.

24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101*	The following materials from Chambers Street Properties’ Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Shareholders’ Equity and Non-Controlling Interest and (v) the Notes to the Condensed Consolidated Financial Statements, furnished herewith.

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

CHAMBERS STREET PROPERTIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees of

Chambers Street Properties

Princeton, New Jersey

We have audited the accompanying consolidated balance sheets of Chambers Street Properties and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Duke/Hulfish, LLC (a joint venture), which statements reflect total assets constituting 13% and 15% of consolidated total assets as of December 31, 2012 and 2011, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Duke/Hulfish, LLC, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Chambers Street Properties and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and (as to the amounts included for Duke/Hulfish, LLC) the report of the other auditors, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 22, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 22, 2013

CHAMBERS STREET PROPERTIES

Consolidated Balance Sheets

as of December 31, 2012 and 2011

(In Thousands, Except Share Data)

	December 31,
	2012	2011
ASSETS
Investments in Real Estate:
Land	$378,806	$338,401
Site Improvements	181,816	150,936
Buildings and Improvements	1,091,639	938,640
Tenant Improvements	80,679	74,896

	1,732,940	1,502,873
Less: Accumulated Depreciation and Amortization	(132,129)	(88,147)

Net Investments in Real Estate	1,600,811	1,414,726
Investments in Unconsolidated Entities	515,829	537,631
Construction In Progress and Other Assets—Variable Interest Entity	76,826	17,233
Cash and Cash Equivalents	107,355	238,277
Restricted Cash	10,998	7,216
Accounts and Other Receivables, Net of Allowance of $11 and $821, respectively	6,675	5,036
Deferred Rent	25,210	17,719
Acquired Above-Market Leases, Net of Accumulated Amortization of $23,364 and $15,729, respectively	31,855	31,415
Acquired In-Place Lease Value, Net of Accumulated Amortization of $89,943 and $60,861, respectively	162,558	158,655
Deferred Financing Costs, Net of Accumulated Amortization of $9,502 and $4,189, respectively	8,322	7,294
Lease Commissions, Net of Accumulated Amortization of $1,705 and $990, respectively	4,645	3,522
Other Assets	3,778	1,976

Total Assets	$2,554,862	$2,440,700

LIABILITIES, NON-CONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
LIABILITIES
Notes Payable, Less Discount of $2,113 and $2,838, plus premium of $7,555 and $9,595, respectively	$492,944	$630,146
Note Payable at Fair Value	9,288	8,775
Loan Payable	265,000	25,000
Security Deposits	1,811	741
Accounts Payable and Accrued Expenses	24,531	20,128
Accounts Payable and Accrued Expenses and Prepaid Rent—Variable Interest Entity	24,531	3,305
Accrued Offering Costs Payable to Related Parties	—	1,974
Acquired Below-Market Leases, Net of Accumulated Amortization of $19,077 and $13,876, respectively	24,582	29,148
Above-Market Ground Leases, Obligation, Net of Accumulated Amortization of $89 and $17, respectively	1,412	1,483
Property Management Fee Payable to Related Party	384	190
Investment Management Fee Payable to Related Party	10,700	1,968
Distributions Payable	37,418	32,785
Interest Rate Swaps at Fair Value—Non-Qualifying Hedge	423	958
Interest Rate Swap at Fair Value—Qualifying Hedges	1,015	12,340

Total Liabilities	894,039	768,941
COMMITMENTS AND CONTINGENCIES (NOTE 18)
NON-CONTROLLING INTERESTS
Operating Partnership Units	2,464	2,464
Class B Interest	200	0
Non-Controlling Interest—Variable Interest Entity	826	686
SHAREHOLDERS’ EQUITY
Common Shares of Beneficial Interest, $0.01 par value, 990,000,000 shares authorized; 249,664,156 and 230,955,633 issued and outstanding as of December 31, 2012 and 2011, respectively	2,494	2,309
Additional Paid-in-Capital	2,203,888	2,038,566
Accumulated Deficit	(540,462)	(348,602)
Accumulated Other Comprehensive Loss	(8,587)	(23,664)

Total Shareholders’ Equity	1,657,333	1,668,609

Total Liabilities, Non–Controlling Interests and Shareholders’ Equity	$2,554,862	$2,440,700

See accompanying notes to consolidated financial statements.

CHAMBERS STREET PROPERTIES

Consolidated Statements of Operations

For the Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Share Data)

	Year Ended December 31,
	2012	2011	2010
REVENUES
Rental	$147,662	$121,459	$69,373
Tenant Reimbursements	33,864	27,097	14,166

Total Revenues	181,526	148,556	83,539

EXPENSES
Operating and Maintenance	19,079	16,883	8,618
Property Taxes	22,768	17,840	10,965
Interest	34,351	33,735	14,881
General and Administrative	15,826	6,171	5,526
Property Management Fee to Related Party	1,557	1,470	948
Investment Management Fee to Related Party	29,695	20,908	11,595
Acquisition Expenses	7,752	14,464	17,531
Depreciation and Amortization	73,653	61,415	32,125
Transition Costs	8,249	0	0

Total Expenses	212,930	172,886	102,189

OTHER INCOME AND EXPENSES
Interest and Other Income	2,629	1,619	1,260
Net Settlement Payments on Interest Rate Swaps	(682)	(700)	(1,096)
Gain on Interest Rate Swaps	564	397	23
Loss on Note Payable at Fair Value	(111)	(25)	(118)
Loss on Early Extinguishment of Debt	(2,961)	(108)	(72)
Loss on Swap Termination	(14,323)	0	0

Total Other Income and (Expenses)	(14,884)	1,183	(3)

LOSS FROM CONTINUING OPERATIONS BEFORE (PROVISION) BENEFIT FOR INCOME TAXES AND EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED ENTITIES	(46,288)	(23,147)	(18,653)
PROVISION FOR INCOME TAXES	(266)	(456)	(296)
EQUITY IN INCOME OF UNCONSOLIDATED ENTITIES	3,959	3,590	8,838

NET LOSS FROM CONTINUING OPERATIONS	(42,595)	(20,013)	(10,111)

DISCONTINUED OPERATIONS
Income (Loss) from Discontinued Operations	0	427	(507)
Realized (Loss) Gain from Sale	(413)	301	0

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(413)	728	(507)

NET LOSS	(43,008)	(19,285)	(10,618)

Net Loss Attributable to Non-Controlling Operating Partnership Units	32	26	18

NET LOSS ATTRIBUTABLE TO CHAMBERS STREET PROPERTIES SHAREHOLDERS	$(42,976)	$(19,259)	$(10,600)

Basic and Diluted Net Loss Per Share from Continuing Operations Attributable to Chambers Street Properties Shareholders	$(0.17)	$(0.10)	$(0.08)

Basic and Diluted Net (Loss) Income Per Share from Discontinued Operations Attributable to Chambers Street Properties Shareholders	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Net Loss Per Share Attributable to Chambers Street Properties	$(0.17)	$(0.10)	$(0.08)

Weighted Average Common Shares Outstanding—Basic and Diluted	248,154,277	192,042,918	136,456,565
Dividends Declared Per Share	$0.60	$0.60	$0.60

See accompanying notes to consolidated financial statements.

CHAMBERS STREET PROPERTIES

Consolidated Statements of Comprehensive Loss

For the Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Share Data)

	Year Ended December 31,
	2012	2011	2010
NET LOSS	$(43,008)	$(19,285)	$(10,618)
Foreign Currency Translation Gain (Loss)	4,415	(820)	2,275
Swap Fair Value Adjustments	10,662	(11,169)	(1,639)

COMPREHENSIVE LOSS	(27,931)	(31,274)	(9,982)
Comprehensive Loss Attributable to Non-Controlling Operating Partnership Units	17	37	18

COMPREHENSIVE LOSS ATTRIBUTABLE TO CHAMBERS STREET PROPERTIES SHAREHOLDERS	$(27,914)	$(31,237)	$(9,964)

See accompanying notes to consolidated financial statements.

CHAMBERS STREET PROPERTIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012, 2011 and 2010

(In Thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(43,008)	$(19,285)	$(10,618)
Adjustments to Reconcile Net Loss to Net Cash Flows Provided by Operating Activities:
Equity in Income of Unconsolidated Entities	(3,959)	(3,590)	(8,838)
Distributions from Unconsolidated Entities	40,005	23,666	26,262
Gain on Interest Rate Swaps	(564)	(397)	(23)
Loss on Note Payable at Fair Value	111	25	118
Loss on Early Extinguishment of Debt	2,961	79	53
Net Realized Loss (Gain) on Sale of Discontinued Operations	413	(301)	0
Gain on Transfer of Real Estate	0	0	(154)
Depreciation and Amortization of Building and Improvements	44,113	36,962	20,082
Amortization of Deferred Financing Costs	2,067	1,572	1,081
Amortization of Acquired In-Place Lease Value	28,826	23,986	11,778
Amortization of Above and Below Market Leases	2,485	2,131	604
Amortization of Lease Commissions	714	467	265
Amortization of Discount (Premium) on Notes Payable	(1,316)	(367)	732
Deferred Income Taxes	0	0	61
Share Based Compensation	445	28	240
Changes in Assets and Liabilities:
Accounts and Other Receivables	(1,639)	641	(1,431)
Deferred Rent	(7,491)	(9,114)	(5,035)
Other Assets	(3,080)	(1,969)	(1,543)
Accounts Payable and Accrued Expenses	22,486	3,735	5,282
Investment and Property Management Fees Payable to Related Party	8,925	644	651

Net Cash Flows Provided By Operating Activities	92,494	58,913	39,567

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of Real Estate Property	(266,491)	(192,899)	(468,765)
Acquisitions of Real Estate Held for Sale	0	0	(22,000)
Proceeds from Sales of Discontinued Operations	2,885	23,596	0
Investments in Unconsolidated Entities	(45,568)	(141,632)	(235,701)
Distributions from Unconsolidated Entities	32,468	0	68,343
Purchase Deposit	0	0	(20,005)
Restricted Cash	(2,431)	(7,854)	(135)
Lease Commissions	(1,834)	(2,347)	(1,019)
Improvements—Variable Interest Entity	(55,998)	(2,230)	0
Improvements to Investments in Real Estate	(2,743)	(9,800)	(1,838)

Net Cash Flows Used in Investing Activities	(339,712)	(333,166)	(681,120)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Common Shares—Public Offering	172	658	565
Proceeds from Additional Paid-in-Capital—Public Offering	171,086	657,218	553,402
Redemption of Common Shares	(52,912)	(39,240)	(16,407)
Payment of Offering Costs	(20,444)	(70,926)	(55,000)
Payment of Distributions	(78,830)	(60,203)	(41,227)
Distribution to Non-Controlling Interest-Operating Partnership Units	(148)	(148)	(148)
Contribution from Non-Controlling Interest—Variable Interest Entity	140	686	0
Borrowing on Loan Payable	265,000	50,000	60,000
Principal Payments on Loan Payable	(25,000)	(85,000)	0
Proceeds from Notes Payable	0	81,700	97,600
Principal Payments on Notes Payable	(137,272)	(67,730)	(16,645)
Deferred Financing Costs	(6,420)	(2,501)	(5,229)
Security Deposits	1,070	(158)	305

Net Cash Flows Provided by Financing Activities	116,442	464,356	577,216

EFFECT OF FOREIGN CURRENCY TRANSLATION	(146)	(44)	(76)

Net (Decrease) Increase in Cash and Cash Equivalents	(130,922)	190,059	(64,413)
Cash and Cash Equivalents, Beginning of Year	238,277	48,218	112,631

Cash and Cash Equivalents, End of Year	$107,355	$238,277	$48,218

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for Interest	$33,056	$31,911	$12,793
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distributions Declared and Payable	$37,418	$32,785	$24,053
Proceeds from Dividend Reinvestment	$65,421	$46,193	$31,254
Application of Deposit to Investment in Unconsolidated Entity	$0	$7,500	$0
Application of Deposit to Purchase Price of Real Estate	$0	$12,505	$0
Accrued Acquisition Costs Related to Real Property	$0	$383	$0
Duke joint venture Contribution/Distribution—Amazon Expansion	$697	$25,364	$10,640
Deconsolidation of Real Estate Transferred to Duke joint venture	$0	$0	$(41,888)
Notes Payable Assumed on Acquisition of Real Estate	$0	$253,119	$73,540
Increase in Investment in Duke joint venture from Transfer of Real Estate	$0	$0	$42,042
Share Awards Increase in APIC	$445	$28	$240
Accrued Offering Costs	$0	$2,107	$1,032
Accounts Payable and Accrued Expenses—Construction in Progress	$3,264	$3,305	$0

See accompanying notes to consolidated financial statements.

CHAMBERS STREET PROPERTIES

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Share Data)

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2010	106,465,683	$1,065	$933,088	$(121,832)	$(12,322)	$799,999
Net Loss	0	0	0	(10,600)	—	(10,600)
Other Comprehensive Income	0	0	0	0	636	636
Net Contributions From Public Offering of Common Shares, $0.01 Par Value	59,817,671	598	584,623	0	0	585,221
Share Based Compensation	24,000	0	240	0	0	240
Costs Associated with Public Offering	0	0	(54,837)	0	0	(54,837)
Redemption of Common Shares	(1,796,101)	(18)	(16,389)	0	0	(16,407)
Adjustment to Record Non-Controlling Interest at Redemption Value	0	0	(166)	0	0	166
Distributions	0	0	0	(81,784)	0	(81,784)

Balance at December 31, 2010	164,511,253	1,645	1,446,559	(214,216)	(11,686)	1,222,302
Net Loss	0	0	0	(19,259)	0	(19,259)
Other Comprehensive Loss	0	0	0	0	(11,978)	(11,978)
Net Contributions From Public Offering of Common Shares, $0.01 Par Value	70,704,939	707	703,362	0	0	704,069
Share Based Compensation	3,000	0	28	0	0	28
Costs Associated with Public Offering	0	0	(72,001)	0	0	(72,001)
Redemption of Common Shares	(4,263,559)	(43)	(39,197)	0	0	(39,240)
Adjustment to Record Non-Controlling Interest at Redemption Value	0	0	(185)	0	0	(185)
Distributions	0	0	0	(115,127)	0	(115,127)

Balance at December 31, 2011	230,955,633	2,309	2,038,566	(348,602)	(23,664)	1,668,609
Net Loss	0	0	0	(42,976)	0	(42,976)
Other Comprehensive Income	0	0	0	0	15,077	15,077
Net Contributions From Public Offering of Common Shares, $0.01 Par Value	24,057,013	241	236,438	0	0	236,679
Share Based Compensation	300,000	0	245	0	0	245
Costs Associated with Public Offering	0	0	(18,337)	0	0	(18,337)
Redemption of Common Shares	(5,648,490)	(56)	(52,856)	0	0	(52,912)
Adjustment to Record Non-Controlling Interest at Redemption Value	0	0	(168)	0	0	(168)
Distributions	0	0	0	(148,884)	0	(148,884)

Balance at December 31, 2012	249,664,156	$2,494	$2,203,888	$(540,462)	$(8,587)	$1,657,333

See accompanying notes to consolidated financial statements.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2012, 2011 and 2010

Unless the context otherwise requires or indicates, references to “we,” “the Company” “our,” and “us” refer to the activities of and the assets and liabilities of the business and operations of Chambers Street Properties and its subsidiaries.

1. Organization and Nature of Business

Chambers Street Properties, formerly known as CB Richard Ellis Realty Trust, was formed on March 30, 2004 under the laws of the state of Maryland. Our operating partnership, CSP Operating Partnership, LP (“CSP OP”), formerly known as CBRE Operating Partnership, L.P., was formed in Delaware on March 30, 2004. We are CSP OP’s majority owner and sole general partner. We elected to be taxed as a real estate investment trust (“REIT”) under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), beginning with the taxable period ended December 31, 2004. We invest in real estate properties, focusing primarily on office and industrial (primarily warehouse/distribution/logistics) properties, as well as other real estate-related assets.

We operate in an umbrella partnership REIT structure in which CSP OP owns, directly or indirectly, substantially all of the properties acquired on our behalf. For each interest in our common shares that we issue, an equal interest in the limited partnership units of CSP OP is issued to us in exchange for the cash proceeds from the issuance of the interest in our common shares. We currently own approximately 99.90% of the common partnership units of CSP OP. CBRE REIT Holdings, LLC (“REIT Holdings”), an affiliate of our former investment advisor (as defined below), holds the remaining interest in CSP OP through 246,361 limited partnership units representing approximately a 0.10% ownership of the total limited partnership units. In exchange for services provided to us relating to our formation and subsequent operations, REIT Holdings also owns a Class B limited partnership interest (“Class B interest”).

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

Prior to July 1, 2012, all of our business activities were managed by CBRE Advisors LLC (the “former investment advisor”) pursuant to advisory agreements. The fourth amended and restated advisory agreement (the “Fourth Amended Advisory Agreement”) terminated according to its terms on June 30, 2012, and we transitioned to a self-managed company, in accordance with a plan determined by our Board of Trustees. Our executive officers are responsible for the management of our day-to-day operations, including the supervision of our employees and third-party service providers. Acquisitions and asset management activities are now performed by our employees, with certain services provided by third parties at market rates. In addition, effective July 1, 2012, we entered into a transitional services agreement (“Transitional Services Agreement”) with CSP OP and the former investment advisor pursuant to which the former investment advisor will, at our direction, provide certain operational and consulting services to us for a term ending on April 30, 2013.

See Note 11—“Investment Management and Other Fees to Related Parties” for a discussion of the Transitional Services Agreement.

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

Principles of Consolidation

Because we are the sole general partner and majority owner of CSP OP and have majority control over their management and major operating decisions, the accounts of CSP OP are consolidated in our financial statements. The interests of REIT Holdings are reflected in non-controlling interest in the accompanying consolidated financial statements. All inter-company accounts and transactions are eliminated in consolidation. CBRE Global Investors, L.L.C. (“CBRE Global Investors”), an affiliate of the former investment advisor, also owns an interest in us through its ownership of 243,229 common shares of beneficial interest at December 31, 2012 and 2011.

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

With respect to our majority limited membership interests in the Duke/Hulfish, LLC joint venture (the “Duke joint venture”), the Afton Ridge Joint Venture, LLC (“Afton Ridge”), the Goodman Princeton Holdings (Jersey) Limited joint venture (the “UK JV”) and the Goodman Princeton Holdings (LUX) SARL joint venture (the “European JV”), we considered the Accounting Standards Codification (“ASC”) Topic “Consolidation” (“FASB ASC 810”) in determining that we did not have control over the financial and operating decisions of such entities due to the existence of substantive participating rights held by the minority limited members who are also the managing members of the Duke joint venture and Afton Ridge, and the investment advisors/managers of the UK JV and the European JV, respectively. Additionally, we concluded that each of these entities was under the shared control of its’ limited members. The accounting policies applied by each of these entities are consistent with those applied by us.

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

We evaluate our investments in unconsolidated entities for indicators of impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in value of the Company’s investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value. If a property level impairment is recorded by an unconsolidated entity related to its assets, the Company’s proportionate share is reflected in the equity in loss from unconsolidated entities with a corresponding decrease to its investment in unconsolidated entities.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

Additionally, the Company considers various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, intent and ability for the Company to recover its investment in the entity, financial condition and long-term prospects of the entity and its underlying real estate assets, short-term liquidity needs of the unconsolidated entity, trends in the economic environments or leasing markets where its real estate assets are located, overall projected returns on investment, and any defaults under contracts with third parties (including bank debt). If the Company believes that the decline in the fair value of the investment is temporary, then no impairment is recorded.

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

On February 16, 2012, we entered into a construction loan agreement with Atwater, a consolidated joint venture, to provide it with up to $49,575,000 of financing which will be available for disbursements to fund construction expenditures at 1400 Atwater Drive. We received a $250,000 financing fee from the joint venture for providing this construction loan. The construction loan will bear interest at 5.00% of amounts outstanding and is scheduled to mature on or before April 30, 2013, unless otherwise extended. This construction loan has been eliminated in the consolidation of Atwater for reporting purposes.

Atwater’s construction in progress and other assets, including the initial land acquired by Atwater in October 2011, was $76,826,000 and $17,233,000 at December 31, 2012 and 2011. The assets of the entity are the sole collateral for the other liabilities of the entity. For the year ended December 31, 2012 and 2011, there were no revenues and operating expenses relating to the operating activities of the entity. The capital account of TCC is included in non-controlling interest—variable interest entity on the accompanying consolidated balance sheets at December 31, 2012 and 2011, respectively.

The construction of the Atwater property was substantially complete and ready for its intended use in January 2013. In addition, we exercised our right to acquire TCC’s 5% interest in the entity upon the completion of construction of the property. (see Subsequent Event Note 21).

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

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

Cash Equivalents

We consider short-term investments with maturities of three months or less when purchased to be cash equivalents. As of December 31, 2012 and 2011, cash equivalents consisted primarily of investments in money market funds.

Restricted Cash

Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of December 31, 2012 and 2011 our restricted cash balance was $10,998,000 and $7,216,000, respectively, which represented amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by our agreements with our lenders.

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

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

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred. As of December 31, 2012, we owned on a consolidated basis, 82 real estate investments. As of December 31, 2011, we owned, on a consolidated basis, 77, real estate investments.

On April 5, 2011, we sold Orchard Business Park I, a vacant warehouse/distribution/logistics building, located in Spartanburg, SC. The sales price was $1,275,000.

On April 11, 2011, we acquired two office buildings, 70 Hudson Street and 90 Hudson Street located in Jersey City, NJ. The purchase price was $310,000,000.

On June 2, 2011, we acquired Millers Ferry Road, a single tenant warehouse/distribution/logistics building located in Wilmer, TX, a suburb of Dallas. The purchase price was approximately $40,366,000.

On August 12, 2011, we sold Rickenbacker II and Rickenbacker III, two warehouse/distribution/logistics buildings located in Groveport, OH, a suburb of Columbus, OH. The sales price was approximately $22,639,000.

On September 30, 2011, we acquired Sky Harbor Operations Center, a single tenant office building located in Phoenix, AZ. The purchase price was $53,500,000.

On November 30, 2011, we acquired Aurora Commerce Center Bldg. C, a multitenant warehouse/distribution/logistics building located in Aurora CO, a suburb of Denver. The purchase price was $24,500,000.

On December 30, 2011, we acquired Sabal Pavilion, a single tenant office building located in Tampa, FL. The purchase price was $21,368,000.

On March 20, 2012, we acquired 2400 Dralle Road, a single tenant warehouse/distribution/logistics building located in University Park, Illinois, a suburb of Chicago. The purchase price was $64,250,000.

On July 9, 2012, we sold Cherokee Corporate Park, a warehouse/distribution/logistics building located in Spartanburg, SC. The sales price was $3,125,000.

On August 16, 2012, we acquired Midwest Commerce Center I, a single tenant warehouse/distribution/logistics building located in Gardner, Kansas, a suburb of Kansas City. The purchase price was $62,950,000.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

On November 7, 2012, we acquired 20000 S. Diamond Lake Road, a single tenant warehouse/distribution/logistics building located in Rogers, Minnesota, a suburb of Minneapolis. The purchase price was $18,500,000.

On November 30, 2012, we acquired Gateway at Riverside, a single tenant warehouse’/distribution/logistics building located in Belcamp, Maryland, a suburb of Baltimore. The purchase price was $46,304,000. We also acquired adjacent land, Gateway II at Riverside, for a purchase price of $2,925,000.

On December 28, 2012, we acquired 701 & 801 Charles Ewing Blvd., a single tenant office/R&D building located in Ewing, NJ. The purchase price was $28,310,000.

On December 28, 2012, we acquired Mid-Atlantic Distribution Center Bldg. A, a single tenant warehouse/distribution/logistics building located in Perryman, Maryland, a suburb of Baltimore. The purchase price was $43,150,000.

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

No impairments of long-lived assets were recognized during the years ended December 31, 2012, 2011 or 2010.

Other Assets

Other assets include the following as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012	December 31, 2011
Prepaid insurance	$1,790	$401
Prepaid real estate taxes	224	184
Other	1,764	1,391

Total	$3,778	$1,976

Concentration of Credit Risk

Our properties are located throughout the United States and in the United Kingdom. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, and social factors affecting the communities in which the tenants operate. Our credit risk relates primarily to cash, restricted cash, and interest rate swap and cap agreements. Cash accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.

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

Non-Controlling Interest—Operating Partnership Units

We owned a 99.90% and 99.89% partnership interest in CSP OP as of December 31, 2012 and 2011, respectively. The remaining 0.10% and 0.11% partnership interest as of December 31, 2012 and 2011, respectively, was owned by REIT Holdings in the form of 246,361 non-controlling operating partnership units which are exchangeable for cash or, at the Company’s discretion, on a one for one basis for common shares of the Company, with an estimated aggregate redemption value of $2,464,000.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). In the accompanying consolidated balance sheets, accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and swap fair value adjustments for qualifying hedges.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable year ended December 31, 2004. To qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) as defined in the Internal Revenue Code, to our shareholders and satisfy certain other organizational and operating requirements. We generally will not be subject to U.S. federal income taxes if we distribute 100% of our net taxable income each year to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to U.S. federal income taxes and excise taxes on our undistributed taxable income. Except as discussed below, we believe that we have met all of the REIT distribution and technical requirements for the years ended December 31, 2012 and 2011. We intend to continue to adhere to these requirements and maintain our REIT qualification.

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

We submitted a request to the IRS for a closing agreement under which the IRS would grant us relief with respect to payments we made to shareholders under our DRIP and in respect of certain custodial fees we paid on behalf of some of our IRA shareholders, in each case, which payments could be treated as preferential dividends under the rules applicable to REITs. On July 8, 2011, the Company and the former investment advisor entered into the Closing Agreement with the IRS pursuant to which (i) the IRS agreed not to challenge the Company’s dividends as preferential for its taxable years 2007, 2008 and 2009 as a result of the matters described above, and (ii) the former investment advisor paid a compliance fee of approximately $135,000 to the IRS. In accordance with the terms of the Closing Agreement, none of the Company, CSP OP or any subsidiary thereof have directly or indirectly reimbursed or will directly or indirectly reimburse the former investment advisor for its payment of this compliance fee and none of the former investment advisor or its direct or indirect owners has deducted or will deduct the compliance fee from their taxable income. The Company and the former investment advisor expect to remain in compliance with the terms of the Closing Agreement, but any inadvertent non-compliance with such terms could result in adverse consequences for us. As a result of the Closing Agreement, the Company has met its distribution requirement for its taxable years ended December 31, 2007, 2008 and 2009.

Revenue Recognition and Valuation of Receivables

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $17,760,000 and $16,714,000 as security for such leases at December 31, 2012 and 2011.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

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

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $11,000 and $821,000 as of December 31, 2012 and, 2011, respectively. During the year ended December 31, 2012, we wrote off $378,000 of uncollectable receivables for the tenants Robert Spooner Gallerie at 505 Century, 2 AM Group, Inc., at Highway 290 Commerce Park Building 1 and East Coast Absorbants at Orchard Business Park 2. There were no write offs recorded in 2011. During the year ended December 31, 2010, we wrote off $310,000 of the uncollectible rent receivables for the tenants Randal C. Espey at the Deerfield Commons I property, Cell Arch Technologies, Inc. and Keogh Consulting, Inc. at the Lakeside Office Center, Romeo Rim, Inc. at the Cherokee Corporate Park, and Amax Engineering Corporation at the 660 North Dorothy.

Offering Costs

Offering costs totaling $18,337,000 and $72,001,000 were incurred during the years ended December 31, 2012 and 2011, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Offering costs incurred through December 31, 2012 totaled $237,676,000. Of the total amount, $217,959,000 was incurred to CNL Securities Corp., as the former dealer manager of our public offerings (the “former dealer manager”); $3,969,000 was incurred to CBRE Group, Inc., an affiliate of the former investment advisor; $912,000 was incurred to the former investment advisor for reimbursable marketing costs and $14,836,000 was incurred to other service providers. Each party was paid the amount incurred from proceeds of our public offering. As of December 31, 2012 and 2011, the accrued offering costs payable to related parties included in our consolidated balance sheets were $0 and $1,974,000, respectively. Offering costs payable to unrelated parties of $0 and $133,000 at December 31, 2012 and 2011, respectively, were included in accounts payable and accrued expenses. All offering costs have been paid as of December 31, 2012.

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

The carrying value of our United Kingdom assets and liabilities fluctuate due to changes in the exchange rate between the USD and the GBP. The exchange rate of the USD to the GBP was $1.6242 and $1.5535 at December 31, 2012 and 2011, respectively. The profit and loss weighted average exchange rate of the USD to the GBP was approximately $1.5865, $1.6089 and $1.5461 for the years ended December 31, 2012, 2011 and 2010, respectively.

The carrying value of our European assets and liabilities fluctuate due to changes in the exchange rate between the USD and the EUR. The exchange rate of the USD to the EUR was $1.3189 and $1.2945 at December 31, 2012 and 2011, respectively. The profit and loss weighted average exchange rate of the USD to the EUR was approximately $1.2877, $1.4000 and $1.3256 for the years ended December 31, 2012, 2011 and 2010 respectively.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

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

As a result of the modification of the terms of the Class B interest pursuant to the Third Amended Partnership Agreement, it was no longer required that the Class B interest be redeemed or forfeited upon a termination of the former investment advisor as investment advisor to the Company. Consequently, we recognized an expense of $200,000 during the year ended December 31, 2012 for the current economic fair value resulting from the modification of the terms of the Class B interest.

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

Transition Costs

We incurred certain costs in connection with our transition from being an externally managed company to a self-managed company (“Transition Costs”). These Transition Costs consist of legal, consulting and other third-party service provider costs incurred by us in order to execute on our Board of Trustees’ decision to become a self-managed company. The Transition Costs include legal and consulting costs resulting from the amendment of our management structure and various corporate relationships, including with respect to our relations with the former investment advisor, as well as exploring and implementing strategic alternatives for information technology, office space and personnel needs, among other expenses. Transition costs totaling $8,249,000 were incurred during year ended December 31, 2012.

Earnings Per Share Attributable to Chambers Street Properties Shareholders

Basic net income (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding during each period. The computation of diluted net income (loss) further assumes the dilutive effect of stock options, stock

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

warrants and contingently issuable shares, if any. We have recorded a net loss for the years ended December 31, 2012, 2011 and 2010 the effect of stock options, restricted stock grants, stock warrants and contingently issuable shares, are anti–dilutive, and accordingly, the $713,000 in restricted stock awards have been excluded from the earnings per share computation. In addition, no stock options, stock warrants or contingently issuable shares have ever been issued. As a result, there is no difference in basic and diluted shares.

Fair Value of Financial Instruments and Investments

We elected to apply the fair value option for one of our eligible mortgage notes payable that was newly issued debt during the year ended December 31, 2008. The measurement of the elected mortgage note payable at its fair value and its impact on the statement of operations is described in Note 16 “Fair Value Option-Note Payable” and Note 17 “Fair Value of Financial Instruments and Investments.” At December 31, 2012, the fair value of the mortgage note payable was determined using a market interest rate of 3.015%.

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

During the performance period for a share-based award program, we estimate the total compensation cost of the potential future awards. We then record compensation costs equal to the portion of the requisite service period that has elapsed through the end of the reporting period.

For share based awards granted by the Company, CSP OP issues a number of common units equal to the number of common shares ultimately granted by us in respect of such awards.

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

ASU 2011-04 is applicable to our company for interim and annual periods beginning after December 15, 2011. The adoption of this ASU had a material effect on the disclosures in our consolidated financial statements in Notes 15 “Derivative Instruments” and Note 17 “Fair Value of Financial Instruments and Investments.”

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (included in ASC 220, Comprehensive Income), or ASU 2011-05, which amends existing guidance to allow only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income, or (2) in two separate but consecutive financial statements consisting of an income statement followed by a statement of other comprehensive income. ASU 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We early adopted ASU 2011-05 during the year ended December 31, 2011 and included the statements of comprehensive income or loss in the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2011.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

In December 2011, the FASB issued an Accounting Standards Update, (“ASU”), ASU 2011-11 to the Balance Sheet topic of the Codification. The amendments in this ASU affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with the Offsetting Presentation section of the Balance Sheet topic or the Presentation section of the Derivatives and Hedging topic of the Codification or (2) subject an enforceable master netting arrangement or similar agreement. The amendments in this ASU require the Company to disclose information about offsetting and related arrangement to enable users of financial statements to understand the effect of netting to an entity’s financial position.

In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. The ASU clarifies that the scope applied to derivatives accounted for in accordance with the Derivatives and Hedging topic of the Codification, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with the Offsetting Presentation section of the Balance Sheet topic or the Presentation section of the Derivatives and Hedging topic or subject to an enforceable master netting arrangement or similar agreement.

The ASU amendment and the subsequent clarification of the amendment are effective for periods beginning on or after January 1, 2013, and must be shown for all periods shown on the balance sheet. The adoption of these ASU amendments is not expected to have a material effect on our financial condition or results of operations.

Other Accounting Standards Updates not effective until after December 2012 are not expected to have a significant effect on our consolidated financial position or results of operations.

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

2400 Dralle Road was acquired on March 20, 2012 for $64,250,000, Midwest Commerce Center I was acquired on August 16, 2012 for $62,950,000, 20000 S. Diamond Lake Road was acquired on November 7, 2012 for $18,500,000, Gateway at Riverside and Gateway II at Riverside were acquired on November 30, 2012 for $49,229,000. 701 and 801 Charles Ewing Blvd. was acquired on December 28, 2012 for $28,310,000 and Mid Atlantic Distribution Center Bldg. A was acquired on December 28, 2012 for $43,150,000.

The segment of income from continuing operations generated since the respected dates of acquisition for each property are as follows: $3,474,000 2400 Dralle Road, $1,759,000 Midwest Commerce Center I, $214,000 S. Diamond Lake Road, $311,000 Gateway I & II at Riverside, $29,000 701 & 801 Charles Ewing Blvd, and $38,000 Mid Atlantic Distribution Center Bldg. A. A total of $5,796,000 and $29,000 were included in Domestic Industrial and the Domestic Office segment net operating income for the year ended December 31, 2012 for 2012 acquisitions.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

The following table summarizes the final fair values of the assets acquired and liabilities assumed for the above noted acquisitions during the years ended December 31, 2012 and 2011 and designated as real estate held for investment (in thousands):

Property	Land	Site Improve- ments	Building Improve- ments	Tenant Improve- ments	Acquired In- Place Lease Value	Above Market Lease Value	Below Market Lease Value	Ground Lease	(Premium) Discount on Notes	Purchase Price	Notes Payable Assumed	Net Assets Acquired
70 Hudson Street	$55,300	$8,885	$56,195	$3,470	$19,903	$14,503	$0	$0	$(3,256)	$155,000	$(120,857)	$34,143
90 Hudson Street	56,400	9,969	76,909	3,198	18,293	28	(7,112)	0	(2,685)	155,000	(117,562)	37,438
Millers Ferry Road	5,835	8,755	18,411	688	7,149	0	(472)	0	0	40,366	0	40,366
Sky Harbor Operations Center	0	20,848	19,677	4,565	16,535	0	(6,625)	(1,500)	0	53,500	0	53,500
Aurora Commerce Center Bldg. C	2,600	1,126	17,466	254	2,643	411	0	0	0	24,500	0	24,500
Sabal Pavilion	3,900	1,394	10,734	1,656	4,505	0	(93)	0	(728)	21,368	(14,700)	6,668
2400 Dralle Road	11,706	4,732	38,175	912	6,645	2,080	0	0	0	64,250	0	64,250
Midwest Commerce Center I	6,665	10,517	36,170	597	7,172	1,829	0	0	0	62,950	0	62,950
20000 S. Diamond Lake Rd	1,976	884	12,041	55	2,622	922	0	0	0	18,500	0	18,500
Gateway at Riverside	9,258	6,850	26,918	475	6,001	293	(566)	0	0	49,229	0	49,229
701 & 702 Charles Ewing Bldg	2,376	3,832	14,306	2,268	5,117	411	0	0	0	28,310	0	28,310
Mid-Atlantic Distribution Center-Bldg. A	7,033	3,578	24,780	385	4,811	2,563	0	0	0	43,150	0	43,150

	$163,049	$81,370	$351,782	$18,523	$101,396	$23,040	$(14,868)	$(1,500)	$(6,669)	$716,123	$(253,119)	$463,004

Building Improvements are depreciated over 39 years; Site Improvements are depreciated over 15 and 25 years; Tenant Improvements, Acquired In-Place Lease Value, Above Market Lease Value and Below Market Lease Value are amortized over the remaining lease terms at the time of acquisition.

Acquisition related expenses of $7,752,000 and $14,464,000 and $17,531,000 associated with the acquisitions of real estate were expensed as incurred during the years ended December 31, 2012, 2011 and 2010, respectively.

Unaudited pro forma results, assuming the above noted acquisitions had occurred as of January 1, 2011 for purposes of the 2012 acquisitions and assuming the above noted 2011 acquisitions had occurred as of January 1, 2010 for purposes of presenting the 2012 and 2011 proforma disclosures, respectively, are presented below. Non-recurring 2012 acquisition costs totaling $7,752,000 were excluded from the 2012 pro forma and included in the year ended December 31, 2011 as an operating expense. Nonrecurring 2011 acquisition costs totaling $14,464,000 are excluded from this presentation.

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as increased depreciation and amortization expenses as a result of tangible and intangible assets acquired in the acquisitions. These unaudited pro forma results do not purport to be indicative of what operating results would have been had the acquisitions actually occurred on January 1, 2011 or 2010 and may not be indicative of future operating results.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

Pro forma operations for the years ended December 31, 2012 and 2011 (in thousands, except share data):

	Year Ended December 31,
	2012	2011
Revenue	$194,843	$183,056
Operating Loss	(18,944)	(12,652)
Net Loss	(30,378)	(6,946)
Basic and Diluted Loss Per Share	$(0.12)	$(0.04)
Weighted Average Shares Outstanding for Basic and Diluted Loss	248,154,277	192,042,918

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

There were no real estate and other assets held for sale and related liabilities as of December 31, 2012 and 2011.

In accordance with ASC 205-20 Presentation of Financial Statement-Discontinued Operation, the income and the net gain on dispositions of operating properties are reflected in the consolidated statements of operations as discontinued operations for all periods presented.

For the year ended December 31, 2012, the Company recognized a loss from discontinued operations of $413,000 associated with the disposition of the Cherokee Corporate Park property on July 9, 2012.

Revenues and expenses from discontinued operations for the year ended December 31, 2011 and 2010, respectively, represent the activities of the held for sale portfolio of warehouse distribution buildings acquired during the year ended December 31, 2010 for $22,000,000. On August 12, 2011, we sold the Rickenbacker II and Rickenbacker III properties located in Groveport, OH, for approximately $22,639,000. The aggregate sales proceeds after customary closing costs were approximately $22,433,000 resulting in a gain on sale of $426,000. We also sold Orchard Park III for $1,275,000 and recognized a loss of ($125,000) during 2011.

In accordance with ASC 205-20 Presentation of Financial Statement-Discontinued Operation, the income and the net gain on dispositions of operating properties are reflected in the consolidated statements of operations as discontinued operations for all periods presented.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

Discontinued operations for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	December 31,
	2012	2011	2010
Revenues:
Rental	$0	$878	$138
Tenant Reimbursement	0	207	26

Total Revenues.	0	1,085	164

Expenses:
Operating and Maintenance	0	310	71
Property Taxes	0	89	14
General and Administrative	0	41	2
Investment Management Fee to Related Party	0	96	16
Property management Fee to Related Party	0	0	7
Acquisition Expenses	0	0	500

Total Expenses	0	536	610

Provision for Income Taxes in Discontinued Operations	0	122	61

Income (Loss) from Discontinued Operations	0	427	(507)
Net Realized (Loss) Gain from Sale	(413)	301	0

Total (Loss) Income from Discontinued Operations	$(413)	$728	$(507)

5. Investments in Unconsolidated Entities

Investments in unconsolidated entities at December 31, 2012 and 2011 consist of the following (in thousands):

	December 31,
	2012	2011
CBRE Strategic Partners Asia	$8,098	$8,381
Duke Joint Venture	344,511	377,145
Afton Ridge Joint Venture	17,008	18,274
UK JV	37,487	26,590
European JV	108,725	107,241

	$515,829	$537,631

The following is a summary of the investments in unconsolidated entities for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Investment Balance, January 1,	$537,631	$410,062
Contributions	45,568	149,132
Company’s Equity in Net Income (including adjustments for basis differences)	3,959	3,590
Other Comprehensive Income of Unconsolidated Entities	1,144	(1,487)
Distributions	(72,473)	(23,666)

Investment Balance, December 31,	$515,829	$537,631

CBRE Strategic Partners Asia

We have agreed to a capital commitment of $20,000,000 in CBRE Strategic Partners Asia, which extended for 57 months (to October 31, 2012) after the close of the final capital commitment. As of December 31, 2012, we have contributed $17,526,000 of

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

our capital commitment. CBRE Global Investors formed CBRE Strategic Partners Asia to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in Asia, including China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. The initial closing date of CBRE Strategic Partners Asia was in July 2007, with additional commitments being accepted through January 2008. CBRE Strategic Partners Asia closed on January 31, 2008, with aggregate capital commitments of $394,203,000. CBRE Strategic Partners Asia has an eight-year term, which may be extended for up to two one-year periods with the approval of two-thirds of the limited partners.

As of December 31, 2012, CBRE Strategic Partners Asia, with its parallel fund, CB Richard Ellis Strategic Asia II, L.P., had aggregate investor commitments of $394,203,000 from institutional investors including CBRE Global Investors, an affiliate of the former investment advisor. We own an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. As of December 31, 2012, CBRE Strategic Partners Asia had acquired ownership interests in ten properties, five in China and five in Japan. Two of the five ownership interests in China were sold in 2010 and one was sold in 2012.

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

Consolidated Balance Sheets of CBRE Strategic Partners Asia as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Assets
Real Estate	$161,351	$215,948
Other Assets	56,054	11,545

Total Assets	$217,405	$227,493

Liabilities and Equity
Notes Payable	$39,693	$45,466
Other Liabilities	14,864	13,948

Total Liabilities	54,557	59,414

Company’s Equity	8,098	8,383
Other Investors’ Equity	154,750	159,696

Total Liabilities and Equity	$217,405	$227,493

Consolidated Statements of Operations of CBRE Strategic Partners Asia for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Total Revenues and Appreciation (Depreciation)	$6,382	$2,639	$29,329
Total Expenses	4,313	32,603	9,924

Net (Loss) Income	2,069	(29,964)	19,405

Company’s Equity in Net (Loss) Income	$85	$(1,547)	$949

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

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

On December 17, 2010, we entered into an amended and restated operating agreement for the Duke joint venture. The amended and restated operating agreement generally contains the same terms and conditions as the operating agreement dated June 12, 2008 described above, except for the following material changes: (i) Duke has granted us a call option to acquire Duke’s entire interest in the Duke joint venture which such interest shall be valued based on the opinions of qualified appraisers and which we can elect to exercise any time after June 30, 2012 upon the occurrence and adoption by resolution of certain triggering events and (ii) the Duke joint venture has certain rights to participate in the development of certain adjacent and nearby parcels of land currently owned by Duke.

We carry our investment in the Duke joint venture using the equity method of accounting because it is an entity under shared control with Duke. Those investments where we have the ability to exercise significant influence (but not control) over operating and financial policies of such entities are accounted for using the equity method. We eliminate transactions with such equity method subsidiaries to the extent of our ownership in such entities.

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

On April 28, 2011, the Duke joint venture entered into lease amendments to expand the Buckeye Logistics Center property, a warehouse/distribution/logistics center located in Phoenix, AZ. On May 2, 2011, the Duke joint venture closed on the acquisition of additional land and entered into a construction agreement (along with the lease amendments collectively, the “Buckeye Expansion Agreements”). The existing property was 100% leased to a subsidiary of Amazon.com through September 2018. Pursuant to the Buckeye Expansion Agreements, Buckeye Logistics Center (i) was expanded from the current 604,678 square feet to approximately 1,009,351 square feet and (ii) remained 100% leased to a subsidiary of Amazon.com, which lease was extended through September 2021. The total cost of the expansion was approximately $21,518,000 to the Duke joint venture.

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

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

As of December 31, 2012, the Duke joint venture had purchased approximately $1,023,000,000 of assets, exclusive of acquisition fees and closing costs, and held interests in 37 properties, 10 located in Florida, eight located in Ohio, four each located in North Carolina and Texas, two each located in Arizona, Illinois, Indiana, Minnesota and Missouri and one located in Tennessee. As of December 31, 2012, the Duke joint venture owned 23 triple net single-tenant and other single-tenant properties representing approximately 81% of Duke joint venture portfolio square footage.

See Note 21 “Subsequent Events,” for an update of this investment.

Consolidated Balance Sheet of the Duke joint venture as of December 31, 2012 (in thousands):

	December 31, 2012	REIT Basis Adjustments(1)	Total
Assets
Real Estate Net	$778,188	$1,942	$780,130
Other Assets	146,572	0	146,572

Total Assets	$924,760	$1,942	$926,702

Liabilities and Equity
Notes Payable	$472,370	$0	$472,370
Other Liabilities	24,179	0	24,179

Total Liabilities	496,549	0	496,549

Company’s Equity	342,569	1,942	344,511
Other Investor’s Equity	85,642	0	85,642

Total Liabilities and Equity	$924,760	$1,942	$926,702

(1)

REIT Basis Adjustments include those costs incurred by the Company outside of the Duke joint venture that are directly capitalizable to its investment in real estate assets acquired within the Duke joint venture including acquisition costs paid to our former investment advisor prior to January 1, 2009. Thereafter such acquisition fees were expensed as incurred.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

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

Consolidated Statement of Operations of the Duke joint venture for the year ended December 31, 2012, 2011 and 2010 (in thousands);

	Year Ended December 31,
	2012	2011	2010
Total Revenues	$125,333	$111,283	$47,595
Operating Expenses	42,102	35,666	10,684
Interest	24,551	21,424	8,893
Depreciation and Amortization	59,663	50,935	18,893

Net Income	$(983)	$3,258	$9,125

Company’s Share in Net Income	$(786)	$2,606	$7,063
Adjustments for Company Basis	(110)	(119)	(118)

Company’s Equity in Net Income	$(896)	$2,487	$6,945

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

not owned by us. Additional anchor tenants in Afton Ridge Shopping Center are Best Buy, Marshalls, PetSmart, Dick’s Sporting Goods, Stein Mart and Ashley Furniture. Afton Ridge Shopping Center is the retail component of a 260 acre master planned mixed-use development.

On October 15, 2008, Afton Ridge obtained a $25,500,000 loan from the Metropolitan Life Insurance Company, secured by the Afton Ridge Shopping Center which was originally acquired on September 18, 2008. The loan is for a term of five years, plus a 12-month extension option, and bears interest at a fixed rate of 5.70%. Interest payments only are due monthly for the term of the loan with principal due at maturity.

We carry our investment in Afton Ridge using the equity method of accounting because it is an entity under shared control with CK Afton Ridge. Those investments where we have the ability to exercise significant influence (but not control) over operating and financial policies of such entities are accounted for using the equity method. We eliminate transactions with such equity investees to the extent of our ownership in such entities.

Consolidated Balance Sheet of Afton Ridge as of December 31, 2012 (in thousands):

	December 31, 2012	REIT Basis Adjustments(1)	Total
Assets
Real Estate Net	$43,492	$566	$44,058
Other Assets	2,704	0	2,704

Total Assets	$46,196	$566	$46,762

Liabilities and Equity
Note Payable	$25,500	$0	$25,500
Other Liabilities	2,428	0	2,428

Total Liabilities	27,928	0	27,928

Company’s Equity	16,442	566	17,008
Other Investor’s Equity	1,826	0	1,826

Total Liabilities and Equity	$46,196	$566	$46,762

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Operations of Afton Ridge for the year end December 31, 2012, 2011 and, 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Total Revenues	$5,120	$5,191	$5,043
Operating Expenses	1,316	1,356	1,265
Interest	1,503	1,503	1,503
Depreciation and Amortization	1,813	1,842	1,815

Net Income	$488	$490	$460

Company’s Share in Net Income	$439	$441	$414
Adjustments for REIT Basis	(18)	(17)	(20)

Company’s Equity in Net Income	$421	$424	$394

UK JV and European JV

On June 10, 2010, we entered into two joint ventures with subsidiaries of the Goodman Group (ASX: GMG), or Goodman, one of which will seek to invest in logistics focused warehouse/distribution/logistics properties in the United Kingdom, or the UK JV, and the other which will seek to invest in logistics focused warehouse/distribution/logistics properties in France, Belgium, the Netherlands, Luxembourg and Germany, or the European JV. We own an 80% interest in each joint venture and Goodman owns a 20% interest in each joint venture. The terms of each joint venture are described in more detail below.

We carry our investments in the UK JV and European JV using the equity method of accounting because the UK JV and European JV are entities under shared control with Goodman. Those investments where we have the ability to exercise significant influence (but not control) over operating and financial policies of such entities are accounted for using the equity method. We eliminated transactions with such equity method subsidiaries to the extent of our ownership in such entities.

UK JV

The shareholders’ agreement pertaining to the UK JV is by and among RT Princeton UK Holdings, LLC (our wholly-owned subsidiary), Goodman Jersey Holding Trust and Goodman Princeton Holdings (Jersey) Limited, the UK JV, for the purpose of acquiring and holding, either directly or indirectly, up to £400,000,000 in logistics focused warehouse/distribution/logistics properties. On June 10, 2010, we initially funded the UK JV with capital contributions of $26,180,000. The UK JV has acquired an initial portfolio of two properties, as described further in the table below, which were previously owned by a subsidiary of Goodman and which were purchased by the UK JV simultaneously with the closing of the UK JV.

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

Consolidated Balance Sheet of UK JV as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Assets
Real Estate Net	$45,871	$32,545
Other Assets	2,807	1,788

Total Assets	$48,678	$34,333

Liabilities and Equity
	$1,819	$1,095

Total Liabilities	1,819	1,095

Company’s Equity	37,487	26,590
Other Investor’s Equity	9,372	6,648

Total Liabilities and Equity	$48,678	$34,333

Consolidated Statements of Operations of UK JV for the year ended December 31, 2012 and 2011 for the period June 10, 2010 through December 31, 2010 (in thousands):

	Year Ended December 31,		For the Period June 10, 2010 through December 31, 2010
	2012	2011
Total Revenues	$4,349	$3,365	$1,832
Operating Expenses	1,295	445	601
Depreciation and Amortization	1,850	4,423	810

Net Income	$1,204	$1,497	$421

Company’s Equity in Net Income	$963	$1,197	$337

European JV

The shareholders’ agreement pertaining to the European JV is by and among RT Princeton CE Holdings, LLC (our wholly-owned subsidiary), Goodman Europe Development Trust acting by its trustee Goodman Europe Development Pty Ltd. and Goodman Princeton Holdings (LUX) S.À.R.L., the European JV, for the purpose of acquiring and holding, either directly or indirectly, up to €400,000,000 in logistics focused warehouse/distribution/logistics properties. On June 10, 2010, we initially funded the European JV with capital contributions of $26,802,000. The European JV acquired an initial portfolio of two properties, Düren and Schönberg, which were previously owned by a subsidiary of Goodman and which were purchased by the European JV simultaneously with the closing of the European JV.

On October 28, 2010, we contributed an additional capital contribution of $18,672,000 to the European JV to acquire Langenbach which was also previously owned by a subsidiary of Goodman.

On December 20, 2011, we made an additional capital contribution of $62,559,000 to the European JV to acquire Graben Distribution Center I and II which were previously owned by a subsidiary of Goodman.

On July 27, 2012, the European JV closed on a loan with Dekabank Deutsche Gironzentrale (“Dekabank”) for approximately €31,100,000 (approximately $38,390,000 assuming an exchange rate of €1.00: $1.2344 at closing, or $30,712,000 at our 80% pro rata share), exclusive of customary fees and expenses. The loan is secured by the European Joint Venture’s Graben Distribution Center I and Graben Distribution Center II properties. The loan is interest only, with a fixed interest rate of 2.39% per annum, and has a five-year term. The loan may be prepaid subject to customary prepayment fees and restrictions. Interest payments are due quarterly on the loan.

On December 12, 2012 we made an additional net capital contribution of $31,781,000 to the European JV to acquire the Koblenz Distribution Center, which was previously owned by a subsidiary of Goodman. The acquisition was partially funded by a loan from Dekabank in the amount of €31,750,000.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

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

Consolidated Balance Sheet of European JV as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Assets
Real Estate Net	$208,786	$131,783
Other Assets	23,036	11,552

Total Assets	$231,822	$143,335

Liabilities and Equity
Notes Payable	$82,894	$0
Other Liabilities	13,022	9,284

Total Liabilities	95,916	9,284

Company’s Equity	108,725	107,241
Other Investor’s Equity	27,181	26,810

Total Liabilities and Equity	$231,822	$143,335

Consolidated Statements of Operations of European JV for the year ended December 31, 2012 and 2011 for the period June 10, 2010 through December 31, 2010 (in thousands):

	Year Ended December 31,		For the Period June 10, 2010 through December 31, 2010
	2012	2011
Total Revenues	$11,947	$6,430	$2,461
Operating Expenses	1,863	2,042	819
Interest Expenses	462	0	0
Depreciation and Amortization	5,388	3,103	1,376

Net Income	$4,234	$1,285	$266

Company’s Equity in Net Income	$3,387	$1,029	$213

6. Acquisition Related Intangible Assets and Liabilities

Our acquisition related intangible assets and liabilities are included in the consolidated balance sheets as acquired in-place lease value, acquired above market lease value and acquired below market lease value.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

The following is a schedule of future amortization of acquisition related intangible assets as of December 31, 2012 (in thousands):

	Assets		Liabilities
	Above-Market Lease Value	Acquired In-Place Lease Value	Below-Market Lease Value	Above Market Ground Lease Obligations
2013	$7,522	$25,911	$2,842	$71
2014	6,035	23,601	2,743	71
2015	5,732	21,817	2,582	71
2016	2,754	17,604	2,561	71
2017	2,192	16,262	2,501	71
Thereafter	7,620	57,363	11,353	1,057

	$31,855	$162,558	$24,582	$1,412

The amortization of the above- and below-market lease values included in rental revenue were ($7,658,000) and $5,173,000, respectively, for the year ended December 31, 2012, ($6,385,000) and $4,254,000, respectively, for the year ended December 31, 2011 and ($3,460,000) and $2,939,000, respectively, for the year ended December 31, 2010. The amortization of in-place lease value included in amortization expense was $28,826,000, $23,987,000 and $11,778,000, for the years ended December 31, 2012, 2011 and 2010, respectively. The amortization of the above market ground lease obligation was $71,000 and $18,000 for the years ended December 31, 2012 and 2011, respectively. There was no amortization of the above market ground lease obligation for the year ended December 31, 2010.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

7. Debt

Notes Payable secured by real property are summarized as follows (in thousands):

	Interest Rate as of December 31,		Maturity Date	Notes Payable as of December 31,
Property	2012	2011		2012	2011
Deerfield Commons I.	5.23%	5.23%	December 1, 2015	$9,442	$9,587
Bolingbrook Point III	5.26	5.26	January 1, 2015	7,900	7,900
Fairforest Bldg. 5(1)	6.33	6.33	February 1, 2024	8,840	9,368
Fairforest Bldg. 6(1)	5.42	5.42	June 1, 2019	2,402	2,703
HJ Park—Bldg. 1(1)	—	4.98	March 1, 2013	0	369
North Rhett I(1)	5.65	5.65	August 1, 2019	2,827	3,547
North Rhett II(1)	5.20	5.20	October 1, 2020	1,822	2,005
North Rhett IV(1)	5.80	5.80	February 1, 2025	8,935	9,427
Mt Holly Bldg.(1)	5.20	5.20	October 1, 2020	1,822	2,006
Orangeburg Park Bldg.(1)	5.20	5.20	October 1, 2020	1,853	2,040
Kings Mountain I(1)	5.27	5.27	October 1, 2020	1,578	1,737
Kings Mountain II(1)	5.47	5.47	January 1, 2020	4,589	5,105
Union Cross Bldg. I(1)	5.50	5.50	July 1, 2021	2,344	2,552
Union Cross Bldg. II(1)	5.53	5.53	June 1, 2021	7,149	7,791
Thames Valley Five(2)(3)	6.42	6.42	May 30, 2013	9,160	8,762
Lakeside Office Center	6.03	6.03	September 1, 2015	8,862	8,973
Avion Midrise III & IV(4)	5.52	5.52	April 1, 2014	20,464	20,920
12650 Ingenuity Drive(5)	5.62	5.62	October 1, 2014	12,272	12,677
Maskew Retail Park(2)(6)	5.68	5.68	August 10, 2014	22,698	21,710
One Wayside Road(7)	5.66	5.66	August 1, 2015	13,745	14,115
One Wayside Road(7)	5.92	5.92	August 1, 2015	11,464	11,743
100 Tice Blvd(8)	5.97	5.97	September 15, 2017	20,094	20,612
100 Tice Blvd(8)	5.97	5.97	September 15, 2017	20,093	20,611
Ten Parkway North	4.75	4.75	January 1, 2021	12,072	12,354
Pacific Corporate Park(9)	—	4.89	December 7, 2017	0	81,750
4701 Gold Spike Drive(10)	4.45	4.45	March 1, 2018	10,342	10,521
1985 International Way(10)	4.45	4.45	March 1, 2018	7,186	7,310
Summit Distribution Center(10)	4.45	4.45	March 1, 2018	6,506	6,619
3770 Deerpark Boulevard(10)	4.45	4.45	March 1, 2018	7,428	7,557
Tolleson Commerce Park II(10)	4.45	4.45	March 1, 2018	4,467	4,544
100 Kimball Drive(11)	—	5.25	March 1, 2021	0	32,521
70 Hudson Street(12)	5.65	5.65	April 11, 2016	117,981	119,740
90 Hudson Street(12)	5.66	5.66	May 1, 2019	106,465	107,918
Kings Mountain III(13)	—	4.47	July 1, 2018	0	11,595
Sabal Pavilion(14)	6.38	6.38	August 1, 2013	14,700	14,700

Notes Payable				487,502	623,389
Plus Premium				7,555	9,595
Less Discount				(2,113)	(2,838)

Notes Payable Net of Premium / Discount				$492,944	$630,146

(1)

These notes payable were assumed from the seller of these properties on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount. The North Rhett III loan was paid off in full on November 22, 2011. The HJ Park—Bldg. 1 loan was paid in full on December 3, 2012.

(2)	These loans are subject to certain financial covenants (interest coverage and loan to value).

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

(3)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% through its expiration on May 30, 2013, and therefore including the mortgage note’s spread of 1.01% over GBP-based LIBOR, effectively fixed the mortgage note’s all-in interest rate at 6.42% per annum for its remaining term. The stated rates, not including the interest rate swap, on the mortgage note payable were 1.54% and 1.98% at December 31, 2012 and 2011, respectively, and were based on GBP LIBOR plus a spread of 1.01%.

(4)	The loan was assumed from the seller of Avion Midrise III & IV on November 18, 2008 and was recorded at estimated fair value which includes the discount.

(5)	The loan was assumed from the seller of 12650 Ingenuity Drive on August 5, 2009 and was recorded at estimated fair value which includes the discount.

(6)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% through its expiration on August 10, 2014, and therefore, including the mortgage note’s spread of 2.26% over GBP-based LIBOR, effectively fixed the mortgage note’s all-in interest rate at 5.68% per annum for its remaining term. The stated rates, not including the interest rate swap, on the mortgage note payable were 2.78% and 3.23% at December 31, 2012 and 2011, respectively, and were based on GBP LIBOR plus a spread of 2.26%.

(7)	The two loans were assumed from the seller of One Wayside Road on June 24, 2010 and were recorded at estimated fair value which includes the premiums.

(8)	The two loans were assumed from the seller of 100 Tice Blvd. on September 28, 2010 and were recorded at estimated fair value which includes the premiums.

(9)

We entered into an interest rate swap agreement that fixes LIBOR at 2.69% plus 2.20%, or 4.89% per annum as of December 31, 2012, and expires on December 7, 2017. The loan was paid in full on November 27, 2012

(10)	We entered into five loans totaling $37,000,000 on February 8, 2011 that are cross-collateralized by these properties.

(11)	We entered into an interest rate swap agreement that fixes LIBOR at 3.50% plus 1.75% per annum as of December 31, 2012 and expires on March 1, 2021. The loan was paid in full on November 27, 2012.

(12)	The two loans were assumed from the seller of 70 Hudson Street and 90 Hudson Street, respectively, on April 11, 2011 and were recorded at estimated fair value which includes the premiums.

(13)

We entered into an interest rate swap agreement that fixes LIBOR at 2.47% plus 2.00%, or 4.47% per annum as of December 31, 2012 and expires on July 1, 2018. The loan was paid in full on November 27, 2012.

(14)

The loan was assumed from the seller of Sabal Pavilion on December 30, 2011 and was recorded at estimated fair value which includes the premium. The anticipated maturity date as presented represents the early prepayment option date prior to the automatic debt extension that would include an increase in the interest rate to 11.38% and extend until the loan is paid in full.

Note Payable at Fair Value secured by real property is summarized as follows (in thousands):

	Interest Rate as of December 31,		Maturity Date	Notes Payable as of December 31,
Property	2012	2011		2012	2011
Albion Mills Retail Park(1)(2)(3) .	5.25%	5.25%	October 10, 2013	$9,373	$8,965
Less Fair Value Adjustment				(85)	(190)

Note Payable at Fair Value				$9,288	$8,775

(1)	The loan is subject to certain financial covenants (interest coverage and loan to value).

(2)	The Albion Mills Retail Park notes payable balance is presented at cost basis. This loan is carried on our balance sheet at fair value (see Note 17).

(3)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% through its expiration on October 10, 2013, and therefore, including the mortgage note’s spread of 1.31% over GBP-based LIBOR, effectively fixed the mortgage note’s all-in interest rate at 5.25% per annum for its remaining term. The stated rates, not including the interest rate swap, on the mortgage note payable were 1.84% and 2.28% at December 31, 2012 and 2011, respectively and were based on GBP LIBOR plus a spread of 1.31%.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

Notes Payable

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. Two of the 13 loans, North Rhett III and HJ Park – Bldg. 1, were paid off in full on November 22, 2011 and December 3, 2012, respectively. Principal payments totaling $4,487,000 were made during the year ended December 31, 2012. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

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

On May 30, 2008, we entered into a £7,500,000 financing arrangement with the Royal Bank of Scotland plc. secured by the Thames Valley Five property. On July 27, 2010 we paid down the loan by £1,860,000 leaving a loan balance of £5,640,000 ($9,160,000 at December 31, 2012). The loan is for a term of five years (with a two-year extension option) and bears interest at a variable rate adjusted quarterly, (based on nine month GBP-based LIBOR plus 1.01%. On August 14, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of December 31, 2012, and expires on May 30, 2013. In conjunction with the loan paydown, we incurred a cost of £227,000 ($361,000 at August 3, 2010) to reduce the notional amount of the interest rate swap from £7,500,000 to £5,640,000. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On October 10, 2008, we entered into a £5,771,000 ($9,373,000 at December 31, 2012) financing agreement with the Royal Bank of Scotland plc. secured by Albion Mills Retail Park property. The loan is for a term of five years and bears interest at a variable rate adjusted quarterly, based on three month GBP-based LIBOR plus 1.31%. On November 25, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of December 31, 2012 and expires on October 10, 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On November 18, 2008, in connection with the acquisition of Avion Midrise III & IV, we assumed $20,851,000 ($22,186,000 face value less discount of $1,335,000) fixed rate mortgage loan from Capmark Finance, Inc. that bears interest at a rate of 5.52% per annum and matures on April 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $456,000 were made during the year ended December 31, 2012.

On August 5, 2009, in connection with the acquisition of 12650 Ingenuity Drive, we assumed a $12,572,000 ($13,539,000 face value less a discount of $967,000) fixed rate mortgage loan from PNC Bank, National Association that bears interest at a rate of 5.62% and matures on October 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $404,000 were made during the year ended December 31, 2012.

On August 10, 2009, we entered into a £13,975,000 ($22,698,000 at December 31, 2012) financing agreement with the Abbey National Treasury Services plc. secured by the Maskew Retail Park property. On September 24, 2009, we drew the full amount of the loan and concurrently entered into an interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% plus 2.26% or 5.68% per annum for the five-year term of the loan. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On June 24, 2010, we assumed two loans in connection with the acquisition of One Wayside Road: (i) a $14,888,000 ($14,633,000 at face value plus a premium of $255,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.66% and matures on August 1, 2015; and (ii) a $12,479,000 ($12,132,000 at face value plus a premium of $347,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.92% and matures on August 1, 2015. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $650,000 were made during the year ended December 31, 2012 on the two loans.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

On September 28, 2010, we assumed two loans in connection with the acquisition of 100 Tice Blvd.: (i) a $23,136,000 ($21,218,000 at face value plus a premium of $1,918,000) fixed rate loan from Principal Life Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017; (ii) a $23,136,000 ($21,217,000 at a face value plus a premium of $1,919,000) fixed rate mortgage from Hartford Life and Accidental Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $1,036,000 were made during the year ended December 31, 2012 on the two loans.

On December 7, 2010, we entered into a $85,000,000 secured term loan through a subsidiary with Wells Fargo Bank, National Association (“Wells Fargo Bank, N.A.”), or the Pacific Corporate Park loan. The Pacific Corporate Park loan had a seven-year term, monthly amortization of $250,000 and was secured by Pacific Corporate Park. Upon closing of the Pacific Corporate Park Loan on December 7, 2010, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. to effectively fix the interest rate on the entire outstanding Pacific Corporate Park loan amount at 4.89% for its seven-year term. Principal and interest payments were due monthly. The loan was paid in full on November 27, 2012 and the unamortized deferred financing costs associated with obtaining the loan totaling $1,101,000 were expensed.

On December 29, 2010, we entered into a $12,600,000 secured term loan through Woodmen of The World Life Insurance Society secured by the Ten Parkway North property. The Ten Parkway North loan bears interest at a fixed rate of 4.75% per annum and matures on January 1, 2021. Principal and interest payments are due monthly and principal payments totaling $281,000 were made during the year ended December 31, 2012.

Beginning January 2011, principal and interest payments are due monthly on the $9,725,000 term loan secured by the Deerfield Commons I that was originally entered into on November 29, 2005. The loan bears interest at a fixed rate of 5.23% per annum and interest only payments were due monthly for the first 60 months. Principal payments totaling $145,000 were made during the year ended December 31, 2012.

On February 8, 2011, we entered into five cross-collateralized secured term loans totaling $37,000,000 with ING USA Annuity and Life Insurance Company secured by the following properties: 4701 Gold Spike Road, $10,650,000, Summit Distribution Center, $6,700,000, Tolleson Commerce Park II, $4,600,000, 3660 Deerpark Blvd., $7,650,000 and 1985 International Way, $7,400,000. The loans bear interest at a fixed rate of 4.45% and mature on March 1, 2018. Principal and interest payments were due monthly and principal payments totaling $623,000 were made during the year ended December 31, 2012.

On February 28, 2011, we entered into a $33,000,000 secured term loan with TD Bank secured by the 100 Kimball Drive property. Upon closing the 100 Kimball Drive loan, we simultaneously entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the entire outstanding loan amount to 5.25% for its 10 year term. Principal and interest payments were due monthly. The loan was paid in full on November 27, 2012 and the unamortized deferred financing costs associated with obtaining the loan totaling $430,000 were expensed.

On April 11, 2011, in connection with the acquisition of 70 Hudson Street, we assumed a $124,113,000 ($120,857,000 face value plus a premium of $3,256,000) fixed rate mortgage loan from Lehman Brothers Bank, FSB that bears interest at a rate of 5.65% and matures on April 11, 2016. Principal and interest payments are due monthly and principal payments totaling $1,758,000 were made during the year ended December 31, 2012.

On April 11, 2011, in connection with the acquisition of 90 Hudson Street, we assumed a $120,247,000 ($117,562,000 face value plus a premium of $2,685,000) fixed rate mortgage loan from Teachers Insurance and Annuity Association of America that bears interest at a rate of 5.66% and matures on May 1, 2016. On July 14, 2011, we and Teachers Insurance and Annuity Association of America, or the Lender, agreed to modify the $117,562,000 existing mortgage loan assumed by us. The loan was modified to extend its maturity by three years, from May 1, 2016 to May 1, 2019. The 5.66% annual interest rate was unchanged but is subject to a new 30-year amortization schedule. We pre-paid approximately $8,600,000 of loan’s balance (with no pre-payment penalty) in connection with the modification. Principal and interest payments are due monthly and principal payments totaling $1,453,000 were made during the year ended December 31, 2012.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

On June 24, 2011, we entered into a $11,700,000 secured term loan with TD Bank secured by the Kings Mountain III property. Effective July 1, 2011, we entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the entire outstanding loan amount to 4.47% for its 7 year term maturing on July 1, 2018. Principal and interest payments were due monthly. The loan was paid in full on November 27, 2012 and the unamortized deferred financing costs associated with obtaining the loan totaling $238,000 were expensed.

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

On August 31, 2010, we entered into an amended and restated credit agreement with Wells Fargo Bank, N.A. to expand the Wells Fargo Credit Facility from its initial capacity of $70,000,000 to an amended capacity of $125,000,000 (the “Amended Wells Fargo Credit Facility”). In connection with the Amended Wells Fargo Credit Facility, the minimum outstanding amount was increased to $25,000,000 and as such an additional $10,000,000 was drawn (in addition to the $15,000,000 initially drawn on May 26, 2010) with the remaining $100,000,000 available for disbursement during the term of the facility. The Amended Wells Fargo Credit Facility was secured by an additional three of our properties, for a total of eight properties in all: 13201 Wilfred Lane, 3011, 3055 & 3077 Comcast Place, 140 Depot Street, Crest Ridge Corporate Center, West Point Trade Center, 5160 Hacienda Drive, 10450 Pacific Center Court and 225 Summit Avenue. The interest rate was reduced by 25 basis points to 275 basis points over LIBOR (which rate would apply to all withdrawals from the Amended Wells Fargo Credit Facility other than the initial $15,000,000 that was drawn on May 26, 2010) and the initial interest rate floor of 4.00% was eliminated. The initial maturity date remained May 26, 2014, however we could extend the maturity date to May 26, 2015, subject to certain conditions. The Amended Wells Fargo Credit Facility was replaced with the Unsecured Credit Facility as set forth below.

On September 13, 2012, we entered into a credit agreement (the “Credit Agreement”) with a group of lenders to provide CSP OP with an unsecured, revolving credit facility (the “Unsecured Credit Facility”) with an initial capacity of $700,000,000. The Unsecured Credit Facility replaced the Amended Wells Fargo Credit Facility, which was terminated concurrently with the closing of the Unsecured Credit Facility. The Company paid the $25,000,000 outstanding balance of the Amended Wells Fargo Credit Facility with cash on hand and expensed the unamortized deferred financing costs associated with obtaining the loan totaling $1,191,000. During the year ended December 31, 2012, $265,000,000 was drawn under the Unsecured Credit Facility with the remaining $435,000,000 available for disbursement during the term of the facility. The $265,000,000 is included in Loan Payable on our consolidated balance sheets as of December 31, 2012. The Unsecured Credit Facility has a term of four years, which term may be extended for one year at the option of CSP OP provided that CSP OP is not then in default and upon payment of customary extension fees. The Unsecured Credit Facility has no minimum outstanding balance requirements. Under certain circumstances, CSP OP may request an increase in the capacity of the Unsecured Credit Facility by up to an additional $700,000,000, to an aggregate size of $1,400,000,000, although none of the lenders

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

has any obligation to participate in such increase. The Unsecured Credit Facility includes a $25,000,000 swingline sub-facility and a $25,000,000 letter of credit sub-facility. CSP OP paid customary arrangement and commitment fees to the lenders in connection with the Unsecured Credit Facility. The Company and certain of its subsidiaries have provided a guaranty in connection with the Unsecured Credit Facility.

The loans under the Unsecured Credit Facility will bear interest, at CSP OP’s election, based on (i) LIBOR, for interest periods of one, three or six months, plus the applicable margin, or (ii) the LIBOR Market Index Rate plus the applicable margin (if the LIBOR Market Index Rate is unavailable, the per annum rate of interest would be the Federal Funds Rate plus 1.5%, plus the applicable margin). The LIBOR Market Index Rate is LIBOR in respect of loans of one-month interest periods, determined on a daily basis, plus the applicable margin. The applicable margin is (i) for periods prior to the Company or CSP OP having a credit rating, based on the Company’s then current leverage ratio, and (ii) during such periods when the Company or CSP OP has a credit rating, based on its then current credit rating. The applicable margin can vary from (i) 1.60% to 2.35% based upon the then current leverage ratio, or (ii) 1.00% to 1.80% based upon a then current credit rating of the Company or CSP OP. As of the closing of the Unsecured Credit Facility, the current stated applicable margin was 1.60%. CSP OP will pay customary fees in connection with borrowings under the Unsecured Credit Facility. Further, CSP OP may prepay any revolving or swingline loan, in whole or in part, at any time without premium or penalty. As of December 31, 2012, outstanding borrowings of $265,000,000 bear interest at a rate of 1.82% based on 1.60% over the three month LIBOR.

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

See Note 21 “Subsequent Events,” for an update of Loan Payable.

The minimum principal payments due for the notes payable and loan payable are as follows as of December 31, 2012 (in thousands):

2013	$44,457
2014	65,550
2015	60,026
2016	385,963
2017	43,443
Thereafter	162,436

$761,875

Our organizational documents contain a limitation on the amount of indebtedness that we may incur, so that unless our shares are listed on a national securities exchange, our aggregate borrowing may not exceed 300% of our net assets unless any excess borrowing is approved by a majority of our independent trustees and is disclosed to shareholders in our next quarterly report.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

8. Minimum Future Rents Receivable

The following is a schedule of minimum future rentals to be received on non-cancelable operating leases from consolidated properties as of December 31, 2012 (in thousands):

2013	$152,479
2014	149,721
2015	142,105
2016	128,681
2017	121,044
Thereafter	517,176

$1,211,206

9. Concentrations

Tenant Revenue Concentrations

For the years ended December 31, 2012, 2011, and 2010 there were no significant revenue concentrations.

Geographic Concentrations

As of December 31, 2012, we owned 82 consolidated properties located in 18 states (Arizona, California, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Maryland, Massachusetts, Minnesota, New Jersey, North Carolina, Pennsylvania, South Carolina, Texas, Utah and Virginia) and in the United Kingdom. As of December 31, 2011, we owned 77 consolidated properties, located 16 states (Arizona, California, Colorado, Florida, Georgia, Illinois, Kentucky, Massachusetts, Minnesota, New Jersey, North Carolina, Pennsylvania, South Carolina, Texas, Utah, and Virginia) and in the United Kingdom.

Our geographic revenue concentrations from consolidated properties for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year Ended December 31,
	2012	2011	2010
Domestic
New Jersey	28.39%	27.84%	5.66%
Virginia	10.80	12.96	7.88
California	8.88	10.80	16.54
Texas	8.18	8.80	11.12
South Carolina	8.16	8.54	15.76
Massachusetts	5.75	6.68	9.32
Florida	5.24	4.98	9.12
Illinois	4.55	2.73	2.78
Arizona	4.15	1.78	0.25
Minnesota	3.68	4.41	6.88
North Carolina	2.63	2.40	2.76
Colorado	1.43	0.14	0
Georgia	1.18	1.47	2.87
Kansas	1.12	0	0
Kentucky	0.79	1.00	0.32
Utah	0.72	0.92	0.28
Maryland	0.21	0	0
Pennsylvania	0.01	0	0

Total Domestic	95.87	95.46	91.54
International
United Kingdom	4.13	4.54	8.46

Total	100.00%	100.00%	100.00%

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

Our geographic long-lived asset concentrations from consolidated properties as of December 31, 2012 and 2011 are as follows: (based on real estate related assets)

	December 31,
	2012	2011
Domestic
New Jersey	25.68%	29.44%
Virginia	8.94	10.90
South Carolina	7.78	9.66
California	6.78	8.18
Texas	6.28	7.58
Illinois	5.35	2.42
Maryland	4.95	0
Massachusetts	4.51	5.44
Florida	4.42	5.34
Pennsylvania	3.89	0.76
Arizona	3.51	4.26
Kansas	3.31	0
Minnesota	3.05	2.50
North Carolina	2.84	3.40
Colorado	1.25	1.51
Kentucky	0.70	0.86
Georgia	0.68	0.81
Utah	0.62	0.78

Total Domestic	94.54	93.84
International
United Kingdom	5.46	6.16

Total	100.00%	100.00%

10. Segment Disclosure

Our reportable segments consist of three types of commercial real estate properties, namely, Domestic Industrial Properties, Domestic Office Properties and International Office/Retail Properties. Management internally evaluates the operating performance and financial results of our segments based on net operating income. We also have certain general and administrative level activities including legal, accounting, tax preparation and shareholder servicing costs that are not considered separate operating segments. Our reportable segments are on the same basis of accounting as described in Note 2-“Basis of Presentation and Summary of Significant Accounting Policies”.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, property management fees, property level general and administrative expenses and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our general and administrative expenses. The following table compares the net operating income for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Domestic Industrial Properties
Revenues:
Rental	$43,296	$31,102	$23,903
Tenant Reimbursements	9,239	6,760	5,481

Total Revenues	52,535	37,862	29,384

Property and Related Expenses:
Operating and Maintenance	2,456	1,934	1,546
General and Administrative	583	604	257
Property Management Fee to Related Party	316	268	289
Property Taxes	7,753	6,292	5,735

Total Expenses	11,108	9,098	7,827

Net Operating Income	41,427	28,764	21,557

Domestic Office Properties
Revenues:
Rental	97,164	83,897	38,792
Tenant Reimbursements	24,314	20,058	8,294

Total Revenues	121,478	103,955	47,086

Property and Related Expenses:
Operating and Maintenance	16,272	14,301	6,142
General and Administrative	324	201	433
Property Management Fee to Related Party	932	746	370
Property Taxes	15,015	11,548	5,230

Total Expenses	32,543	26,796	12,175

Net Operating Income	88,935	77,159	34,911

International Office/Retail Properties
Revenues:
Rental	7,202	6,460	6,678
Tenant Reimbursements	311	279	391

Total Revenues	7,513	6,739	7,069

Property and Related Expenses:
Operating and Maintenance	351	648	930
General and Administrative	259	234	213
Property Management Fee to Related Party	309	456	289

Total Expenses	919	1,338	1,432

Net Operating Income	6,594	5,401	5,637

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

	Year Ended December 31,
	2012	2011	2010
Reconciliation to Consolidated Net Loss
Total Segment Net Operating Income	136,956	111,324	62,105
Interest Expense	34,351	33,735	14,881
General and Administrative	14,660	5,132	4,623
Investment Management Fee to Related Party	29,695	20,908	11,595
Acquisition Expenses	7,752	14,464	17,531
Depreciation and Amortization	73,653	61,415	32,125
Transition Costs	8,249	0	0

	(31,404)	(24,330)	(18,650)

Other Income and Expenses
Interest and Other Income	2,629	1,619	1,260
Net Settlement Payments on Interest Rate Swaps	(682)	(700)	(1,096)
Gain on Interest Rate Swaps and Cap	564	397	23
Loss on Note Payable at Fair Value	(111)	(25)	(118)
Loss on Early Extinguishment of Debt	(2,961)	(108)	(72)
Loss on Swap Termination	(14,323)	0	0

Loss Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	(46,288)	(23,147)	(18,653)

Provision for Income Taxes	(266)	(456)	(296)
Equity in Income of Unconsolidated Entities	3,959	3,590	8,838

Net Loss From Continuing Operations	(42,595)	(20,013)	(10,111)

Income (Loss) from Discontinued Operations	0	427	(507)
Realized (Loss) Gain from Sale	(413)	301	0

(Loss) Income from Discontinued Operations	(413)	728	(507)

Net Loss	(43,008)	(19,285)	(10,618)
Net Loss Attributable to Non-Controlling Operating Partnership Units	32	26	18

Net Loss Attributable to Chambers Street Properties Shareholders	$(42,976)	$(19,259)	$(10,600)

	December 31,
Condensed Assets	2012	2011	2010
Domestic Industrial Properties—Continuing Operations	$678,930	$463,869	$412,093
Domestic Office Properties—Continuing Operations	1,077,328	1,091,120	711,084
Domestic Industrial Properties—Discontinued Operations	0	0	22,056
International Office/Retail Properties	105,502	102,992	104,076
Non-Segment Assets	616,276	765,486	467,411
Non-Segment Construction in Progress and Other Assets—Variable Interest Entity	76,826	17,233	0

Total Assets	$2,554,862	$2,440,700	$1,716,720

	December 31,
Capital Expenditures(1)	2012	2011	2010
Domestic Industrial Properties—Continuing Operations	$239,470	$70,382	$74,643
Domestic Office Properties—Continuing Operations	28,914	376,028	465,050
Domestic Industrial Properties—Discontinued Operations	0	0	22,000
International Office/Retail Properties	668	2,048	0
Non-Segment Assets	0	512	110
Non-Segment Construction in Progress—Variable Interest Entity	56,180	9,078	0

Total Capital Expenditures	$325,232	$458,048	$561,803

(1)	This table presents acquisitions and improvements on real estate investment.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

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

Offering Costs Relating to Public Offerings

Offering costs totaling $17,530,000, $67,609,000 and $51,724,000, were incurred to related parties during the years ended December 31, 2012, 2011 and 2010, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

statement of shareholders’ equity. Of the total amounts, $17,504,000, $67,282,000 and $51,503,000 was incurred to CNL Securities Corp., as the former dealer manager of our follow-on public offering, and $26,000, $327,000 and $221,000, was incurred to the former investment advisor for reimbursable marketing for the years ended December 31, 2012, 2011 and 2010, respectively. Each party will be paid the amount incurred from proceeds of our follow-on public offering. As of December 31, 2012 and 2011, the accrued offering costs payable to related parties included in our consolidated balance sheets were $0 and $1,974,000. We believe that all offering costs have been paid as of December 31, 2012.

Investment Management Fee to Related Party

Prior to October 24, 2006, the former investment advisor received an annual fee equal to 0.75% of the book value of the total assets, as defined in the advisory agreement, based on the assets of CSP OP. The investment management fee was calculated monthly based on the average of total assets, as defined, during such period. On October 24, 2006, we entered into that certain amended and restated agreement of limited partnership of CSP OP (the “Amended Partnership Agreement”) and that certain amended and restated advisory agreement (the “Amended Advisory Agreement”). The Amended Advisory Agreement provided an investment management fee of (i) a monthly fee equal to one twelfth of 0.6% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments within our portfolio and (ii) a monthly fee equal to 7.0% of the aggregate monthly net operating income derived from all real estate investments within our portfolio. On January 30, 2009, we entered into that certain second amended and restated advisory agreement (the “Second Amended Advisory Agreement”) and that certain second amended agreement of limited partnership of CSP Operating Partnership, L.P. (the “Second Amended Partnership Agreement”). The Second Amended Advisory Agreement modified, among other things, the investment management fee to consist of (a) a monthly fee equal to one twelfth of 0.5% of the aggregate costs (before non-cash reserves and depreciation) of all real estate investment in our portfolio and (b) a monthly fee equal to 5.0% of the aggregate monthly net operating income derived from all real estate investments in our portfolio The Second Amended Partnership Agreement generally contained the same terms and conditions as the Amended Partnership Agreement, except for clarification regarding the timing of potential distributions that the holder of the Class B interest would have been entitled to.

On December 21, 2010, we entered into that certain third amended and restated advisory agreement (the “Third Amended Advisory Agreement”). The Third Amended Advisory Agreement contained the same terms and conditions as the Second Amended Advisory Agreement, except that the term of the agreement was extended to April 30, 2011, subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties. The former investment advisor did not waive any investment management fees during the years ended December 31, 2012 and 2011, respectively.

On April 27, 2012, we entered into the Fourth Amended Advisory Agreement with CSP OP and the former investment advisor, effective May 1, 2012. The Fourth Amended Advisory Agreement generally contained the same terms and conditions as the Third Amended and Restated Advisory Agreement dated December 21, 2010, except for the following material changes: (i) the term of the agreement was modified to expire on the earlier of (a) June 30, 2012 or (b) such date that we became self-managed through the hiring of a majority of 14 identified current employees of the former investment advisor and/or its affiliates, subject to up to four successive two-month renewals; provided, however, that no renewal shall have been permitted if we became self-managed; (ii) to the extent we assume costs prior to the termination of the Fourth Amended Advisory Agreement in connection with our transition to self-management of the type which were previously borne by the former investment advisor pursuant to the Third Amended Advisory Agreement, then the fees paid to the former investment advisor would be correspondingly reduced on a monthly basis, subject to certain adjustments; and (iii) the indemnification provisions were modified to specify that we would indemnify the former investment advisor and its affiliates under any predecessor advisory agreement, future services agreement or arising from the performance of duties as an officer or trustee of the Company or another entity for which they served at our request. The Fourth Amendment and Restated Advisory Agreement terminated according to its terms on June 30, 2012.

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

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

We recognized $200,000 in expense associated with the Class B interest during the year ended December 31, 2012. The former investment advisor earned investment management fees of $29,695,000, $21,004,000 and $11,611,000 the years ended December 31, 2012, 2011 and 2010, respectively. The fee earned during the six months ended December 31, 2012 is based on the Transitional Services Agreement which allows for certain adjustments. Adjustments totaling $3,969,000, were recorded as a reduction of the Investment Management Fee during the year ended December 31 2012. As of December 31, 2012 and 2011, the investment management fees payable to a related party in our consolidated balance sheets were $10,700,000 and $1,968,000, respectively. In connection with services provided to the former investment advisor, CFG VIII, Inc., the former sub-advisor and affiliate of the former dealer manager pursuant to a sub-advisory agreement dated August 21, 2006 (which such agreement terminated by its terms on June 30, 2012 in connection with the termination of the Fourth Amended Advisory Agreement), was paid by the former investment advisor $1,672,000, $2,900,000 and $1,604,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Acquisition Fee and Expenses to Related Party

The Transitional Services Agreement (and the advisory agreement prior to its termination) permits the former investment advisor to earn an acquisition fee of up to 1.5% of (i) the purchase price of real estate investments acquired by us, including any debt attributable to such investments, or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. The former investment advisor earned acquisition fees of $5,095,000, $11,873,000 and $11,852,000 for the years ended December 31, 2012, 2011 and 2010, respectively. In connection with services provided to the former investment advisor, the former sub advisor, pursuant to a sub advisory agreement, was paid by the former investment advisor acquisition fees of $209,000, $2,220,000 and $2,216,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The former investment advisor earned $64,000, $730,000 and $1,204,000 in acquisition related expenses during the years ended December 31, 2012, 2011 and 2010, respectively. Prior to the adoption of “Business Combinations” on January 1, 2009, these acquisition fees and expenses were capitalized to investments in real estate and related intangibles.

Management Services to Related Party

Pursuant to the Transitional Services Agreement (and the advisory agreement prior to its termination) affiliates of the former investment advisor may also provide leasing, brokerage, property management, construction management or mortgage banking services for us. CBRE Group, Inc., an affiliate of the former investment advisor, received property management fees of approximately $1,557,000, $1,470,000 and $954,000 for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, the property management fees payable to related party included in our consolidated balance sheets were $384,000 and $190,000, respectively. Brokerage fees of $388,000, $111,000 and $0 were paid to affiliates of the former investment advisor for the years ended December 31, 2012, 2011 and 2010, respectively. Mortgage banking fees of $0, $2,113,000 and $1,217,000 were paid to CBRE Capital Markets, as affiliate of the former investment advisor, for years ended December 31, 2012, 2011 and 2010, respectively.

Affiliates of the former investment advisor received leasing fees of $876,000, $1,952,000 and $895,000 for the years ended December 31, 2012, 2011 and 2010, respectively An affiliate of the former investment advisor received construction management fees of $1,049,000, $154,000 and $20,700 for the years ended December 31, 2012, 2011 and 2010, respectively.

12. Equity Incentive Plan and Performance Bonus Plan

Equity Incentive Plan

We have adopted a 2004 equity incentive plan which was amended and restated in July 2012 to reflect our name change. The purpose of the amended and reinstated 2004 equity incentive plan is to provide us with the flexibility to use share options and other awards to

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

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

On April 20, 2010, our Board’s independent trustees, Messrs. Black, Reid and Orphanides, were awarded equity grants under the amended and restated 2004 equity incentive plan on the following terms: (i) each award was for $80,000 in restricted common shares of the Company (or 8,000 shares at $10.00 per share) for a total of $240,000; (ii) each award vested in its entirety, upon issuance; and (iii) the independent trustee would not be able to redeem any of the restricted common shares prior to the third anniversary of date of issuance, but retains the rights to dividends declared and paid during such restriction period. We recognized a stock based compensation expense of $240,000 during the year ended December 31, 2010 as a result of granting these awards to our independent trustees.

On June 17, 2011, our Board’s independent trustees, Messrs. Black, Reid and Orphanides, were awarded equity grants under the amended and restated 2004 equity incentive plan on the following terms: (i) each award was for $9,200 in restricted common shares of the Company (or 1,000 shares at $9.20 per share) for a total of $27,600; (ii) each award vested in its entirety, upon issuance; and (iii) the independent trustee would not be able to redeem any of the restricted common shares prior to the third anniversary of date of issuance, but retains the rights to dividends declared and paid during such restriction period. We recognized a stock based compensation expense of $27,600 during the year ended December 31, 2011 as a result of granting these awards to our independent trustees.

A total of 300,000 restricted common shares with time-based vesting were granted to Mr. Cuneo, Mr. Kianka and other members of senior management of the Company on September 25, 2012 and the grant date fair value of the awards was $3,000,000. Compensation expense will be recognized on a straight-line basis over the service vesting period of three years and will take into consideration an estimated forfeiture rate of 5%. We recognized stock based compensation expense of $245,000 during the year ended December 31, 2012 as a result of granting the awards to Mr. Cuneo, Mr. Kianka and other members of senior management.

In the event a listing of our common shares on a national securities exchange, or certain mergers, sales or other related transactions involving the Company, or certain sales of assets occurs on or prior to July 1, 2014, the Company will grant awards to members of senior management of the Company in the aggregate of 375,000 common shares. These shares will be fully vested when and if granted. The grant date fair value of the awards was $3,750,000. Compensation expense has been deferred until the contingency is resolved.

See “—Subsequent Events.”

Summary of Time-Based Restricted Common Shares

A summary of our time-based Restricted Common Shares from January 1, 2012 through December 31, 2012 is presented below:

	Nonvested
	Shares	Weighted-Average Grant Date Fair Value Per Share	Vested	Total
Outstanding at January 1, 2012	0	$0	0	$0
Granted	300,000	10.00	0	3,000,000
Vested	0	0	0	0
Canceled	0	0	0	0

Outstanding as of December 31, 2012	300,000	$10.00	0	$3,000,000

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

Summary of Performance Based Restricted Common Shares

A summary of Performance- Based Restricted Common Shares from January 1, 2012 through December 31, 2012 is presented below:

	Nonvested
	Shares	Weighted-Average Grant Date Fair Value Per Share	Vested	Total
Outstanding at January 1, 2012	0	$0	0	$0
Granted	375,000	10.00	0	3,750,000
Vested	0	0	0	0
Canceled	0	0	0	0

Outstanding as of December 31, 2012	375,000	$10.00	0	$3,750,000

	2012	2011	2010
Compensation expense recorded during the period	$445,000	$28,000	$240,000
Unamortized compensation costs	$6,167,000	$0	$0
Units available for the future awards	19,298,000	19,973,000	19,976,000

Performance Bonus Plan

We have adopted a 2004 performance bonus plan which was amended and restated in July 2012 to reflect our name change. Annual bonuses under our 2004 performance bonus plan are awarded by our Compensation Committee to selected key employees, including employees of the former investment advisor, based on corporate factors or individual factors (or a combination of both). Subject to the provisions of the amended and restated 2004 performance bonus plan, the Compensation Committee will (i) determine and designate those key employees to whom bonuses are to be granted; (ii) determine, consistently with the amended and restated 2004 performance bonus plan, the amount of the bonus to be granted to any key employee for any performance period; and (iii) determine, consistently with the amended and restated 2004 performance bonus plan, the terms and conditions of each bonus. Bonuses may be so awarded by the Compensation Committee prior to the commencement of any performance period, during or after any performance period. No bonus shall exceed 200% of the key employee’s aggregate salary for the year. The Compensation Committee may provide for partial bonus payments at target and other levels. Corporate performance hurdles for bonuses may be adjusted by the Compensation Committee in its discretion to reflect (i) dilution from corporate acquisitions and share offerings, and (ii) changes in applicable accounting rules and standards. The Compensation Committee may determine that bonuses shall be paid in cash or shares or other equity-based grants, or a combination thereof. The Compensation Committee may also provide that any such share grants be made under our amended and restated 2004 equity incentive plan or any other equity-based plan or program we may establish. The Compensation Committee may provide for programs under which the payment of bonuses may be deferred at the election of the employee. No bonuses were awarded and no bonus related expenses were incurred by us during the periods ended December 31, 2012, 2011 and 2010, respectively. See “—Subsequent Events.”

13. Shareholders’ Equity

Under our declaration of trust, we currently have the authority to issue a total of 1,000,000,000 shares of beneficial interest. Of the total shares authorized, 990,000,000 shares are designated as common shares with a par value of $0.01 per share and 10,000,000 shares are designated as preferred shares.

The registration statement relating to our initial public offering was declared effective by the SEC on October 24, 2006. CNL Securities Corp. acted as the dealer manager of this offering. The registration statement covered up to $2,000,000,000 in common shares of beneficial interest, 90% of which were offered at a price of $10.00 per share, and 10% of which were offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the former investment advisor, or another firm we choose for that purpose. As of January 29, 2009, we had issued 60,808,967 common shares in our initial public offering. We terminated the initial public offering effective as of the close of business on January 29, 2009. The registration statement relating to our follow-on public offering was declared effective by the SEC on January 30, 2009. CNL Securities Corp. acted as the dealer manager of this offering. The registration statement covered up

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which will be offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the former investment advisor, or another firm we choose for that purpose. We reserve the right to reallocate the shares between the primary offering and our dividend reinvestment plan. From January 30, 2009 (effective date) through January 30, 2012, we received gross offering proceeds of approximately $1,901,137,211 from the sale of 190,672,251 shares. We terminated the follow-on public offering effective as of the close of business on January 30, 2012.

During the years ended December 31, 2012, 2011 and 2010, we repurchased 5,648,490 common shares, 4,263,559 common shares and 1,796,101 common shares, respectively, under our share redemption programs.

Accumulated Other Comprehensive Income (Loss)

The following presents the changes in the balances of each component of accumulated other comprehensive income (loss) for the three years ended December 31, 2012:

	Foreign Currency Translation Gain (Loss)	Swap Fair Value Adjustment	Accumulated Other Comprehensive Income (Loss)
January 1, 2010	$(12,030)	$(292)	$(12,322)
Other Comprehensive Income (Loss)	2,272	(1,636)	636

December 31, 2010	(9,758)	(1,928)	(11,686)
Other Comprehensive Loss	(821)	(11,157)	(11,978)

December 31, 2011	(10,579)	(13,085)	(23,664)
Other Comprehensive Income	4,415	10,662	15,077

December 31, 2012	$(6,164)	$(2,423)	$(8,587)

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

The following table reconciles the distributions declared per common share to the distributions paid per common share during the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Distributions declared per common share	$0.600	$0.600	$0.600
Less: Distributions declared in the current period, and paid in the subsequent period	(0.150)	(0.150)	(0.150)
Add: Distributions declared in the prior year, and paid in the current year	0.150	0.150	0.150

Distributions paid per common share	$0.600	$0.600	$0.600

Distributions to shareholders during the years ended December 31, 2012, 2011, and 2010, totaled $144,251,000, $106,396,000 and $72,481,000, respectively.

We issued 6,886,421 common shares, 4,862,381 common shares and 3,289,918 common shares pursuant to our dividend reinvestment plan for the years ended December 31, 2012, 2011 and 2010, respectively.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

The income tax treatment for distributions declared for the years ended December 31, 2012, 2011 and 2010 as identified above, were as follows:

	2012		2011		2010
Ordinary Income	$0.087	14.5%	$0.239	39.9%	$0.202	33.7%
Return of Capital	0.513	85.5	0.361	60.1 (1)	0.398	66.3

	$0.600	100.0%	$0.600	100.0%	$0.600	100.0%

(1)	This percentage is comprised of return of capital at 59.6% and qualified dividend income at 0.5%.

15. Derivative Instruments

The following table sets forth the terms of our interest rate swap derivative instruments at December 31, 2012 (amounts in thousands):

Type of Instrument	Notional Amount	Fair Value	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Non-qualifying Interest Rate Swap on Thames Valley debt(1)	$9,160	(182)	5.41%	0.52%	May 30, 2013
Non-qualifying Interest Rate Swap on Albion Mills debt(1)	$9,280	(241)	3.94%	0.54%	October 10, 2013
Qualifying Interest Rate Swap on Maskew debt(1)	$22,698	(1,015)	3.42%	0.53%	August 10, 2014

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.

The following table sets forth the terms of our interest rate swap derivative instruments at December 31, 2011 (amounts in thousands):

Type of Instrument	Notional Amount	Fair Value	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Non-qualifying Interest Rate Swap on Thames Valley debt(1)	$8,762	(520)	5.41%	1.04%	May 30, 2013
Non-qualifying Interest Rate Swap on Albion Mills debt(1)	$8,877	(438)	3.94%	0.96%	October 10, 2013
Qualifying Interest Rate Swap on Maskew debt(1)	$21,710	(1,250)	3.42%	0.97%	August 10, 2014
Qualifying Interest Rate Swap on Wells Fargo Credit Facility loan	$15,000	(540)	2.10%	0.27%	May 26, 2014
Qualifying Interest Rate Swap on Pacific Corporate Park debt	$82,000	(5,721)	2.69%	0.32%	December 7, 2017
Qualifying Interest Rate Swap on 100 Kimball debt	$32,521	(4,120)	3.50%	0.27%	March 1, 2021
Qualifying Interest Rate Swap on Kings Mountain III debt	$11,595	(709)	2.47%	0.27%	July 1, 2018

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.

We marked our two non-qualifying economic hedge interest rate swap instruments to their estimated liability fair value of $423,000 and $958,000 on the consolidated balance sheet at December 31, 2012 and 2011 included in Liabilities as Interest Rate Swaps at Fair Value. We recognized a gain on interest rate swaps of $564,000, $397,000 and $23,000 for the years ended December 31, 2012, 2011 and 2010 respectively, included in Gain on Interest Rate Swaps on the Consolidated Statements of Operations.

Our $22,698,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our Maskew Retail Park variable rate note payable from its inception on September 24, 2009. The estimated fair value of the interest rate swap liability value of $1,015,000 and $1,250,000 as of December 31, 2012 and 2011, respectively, has resulted in a swap fair value adjustment being recorded to other comprehensive gain (loss) totaling $235,000, ($161,000) and ($797,000) for the years ended December 31, 2012, 2011 and 2010, respectively.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

Our $15,000,000 notional amount interest rate swap was terminated under our Amended Wells Fargo Credit Facility variable rate loan payable on September 13, 2012. We incurred a $495,000 cost in relation to the termination of this swap arrangement.

Our $79,750,000 notional amount interest rate swap was terminated under our Pacific Corporate Park variable rate loan payable on November 27, 2012. We incurred a $7,517,000 cost in relation to the termination of this swap arrangement.

Our $32,023,000 notional amount interest rate swap was terminated under our 100 Kimball variable rate loan payable on November 27, 2012. We incurred a $5,294,000 cost in relation to the termination of this swap arrangement.

Our $11,401,000 notional amount interest rate swap was terminated under our Kings Mountain III variable rate loan payable on November 27, 2012. We incurred a $1,017,000 cost in relation to the termination of this swap arrangement.

Swap termination costs of $14,323,000 are recorded in loss on swap termination on the consolidated statement of operations.

There was no measured ineffectiveness for any of ours qualifying hedges during the years ended December 31, 2012, 2011 and 2010.

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

We applied the fair value option for the Albion Mills Retail Park note payable at each reporting period. Included in Loss on Notes Payable at Fair Value in the Statements of Operations were $111,000, $25,000 and $118,000 for the years ended December 31, 2012, 2011 and 2010, respectively. In addition, there was ($402,000) and $19,000 translation (loss) gain recorded to Other Comprehensive Loss at December 31, 2012 and 2011, respectively.

17. Fair Value of Financial Instruments and Investments

We apply the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical financial instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have classified the Albion Mills Retail Park notes payable as Level 3 as of December 31, 2012 and 2011 due to the lack of current market activity and our reliance on unobservable inputs to estimate the fair value of the mortgage note payable.

As of December 31, 2012 and 2011, we held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, interest rate swap derivative contracts and our equity method investment in CBRE Strategic Partners Asia. Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less, including money market funds and U.S. Government obligations. Derivative instruments are related to our economic hedging activities with respect to interest rates.

The fair values of the interest rate swap derivative agreements are estimated with the assistance of a third party valuation specialist, as reviewed by management, using the market standard methodology of discounting the future expected cash payments and receipts on the pay and receive legs of the interest rate swap agreements that swap the estimated variable-rate mortgage note payment stream for a fixed-rate receive payment stream over the period of the loan. The variable interest rates used in the calculation of projected receipts on the interest rate swap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

risk and the respective counterparty’s nonperformance risk in the fair value measurements (where appropriate). Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2012 and 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.

The Class B Interest is based on Level 3 valuation inputs for valuing subordinated equity instruments at the CSP OP level.

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

The level 3 investments of the Company are limited to the note payable at fair value, the Class B Interest and the investment in CBRE Strategic Partners Asia each of which has its estimated fair value reviewed and approved by designate members of management of the company.

The following items are measured at fair value on a recurring basis at December 31, 2012 and 2011 (in thousands):

	As of December 31, 2012
		Fair Value Measurements Using:
	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash and Cash Equivalents	$6,495	$6,495	$0	$0
Interest Rate Swaps at Fair Value—Non Qualifying Hedges	$(423)	$0	$(423)	$0
Interest Rate Swaps at Fair Value—Qualifying Hedges	$(1,015)	$0	$(1,015)	$0
Investment in CBRE Strategic Partners Asia	$8,098	$0	$0	$8,098
Note Payable at Fair Value	$(9,288)	$0	$0	$(9,288)
Class B Interest	$(200)	$0	$0	$(200)

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

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

The following table presents our activity for the variable rate note payable and our investment in CBRE Strategic Partners Asia measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Investment in CBRE Strategic Partners Asia	Note Payable
Balance at January 1, 2012	$8,381	$(8,775)
Contributions	2,030	0
Distributions	(2,400)	0
Total Gain (Loss) on Fair Value Adjustment	87	(111)
Translation Adjustment in Other Comprehensive Income	0	(402)

Balance at December 31, 2012	$8,098	$(9,288)

The Amount of Total Income (Loss) for the Period Included in Loss on Note Payable at Fair Value and Equity in Income of Unconsolidated Entities Relating to Note Payable and Investment in Unconsolidated Entities Held at December 31, 2012	$87	$(111)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Investment in CBRE Strategic Partners Asia	Note Payable
Balance at January 1, 2011	$9,471	$(8,769)
Contributions	457	0
Distributions	0	0
Total Gain (Loss) on Fair Value Adjustment	(1,547)	(25)
Translation Adjustment	0	19

Balance at December 31, 2011	$8,381	$(8,775)

The Amount of Total Gain (Loss) for the Period Included in Equity in Income of Unconsolidated Entities and the Decrease in Unrealized Gain Relating to Note Payable Held at December 31, 2011	$(1,547)	$(25)

Gains and losses (realized and unrealized) included in earnings related to the interest rate swaps, as well as for the elected fair value note payable for the years ended December 31, 2012 and 2011, respectively, are reported as components of “Other Income and Expense” on the consolidated statements of operations.

We use derivative instruments to mitigate the effects of interest rate fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. We do not use derivative instruments for speculative or trading purposes.

The primary risks associated with derivative instruments are market and credit risk. Market risk is defined as the potential for loss in value of a derivative instrument due to adverse changes in market prices (interest rates). Utilizing derivative instruments allows us to effectively manage the risk of fluctuations in interest rates related to the potential effects these changes could have on future earnings and forecasted cash flows.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. We do not obtain collateral associated with our derivative instruments, but monitor the credit standing of our counterparties on a regular basis. Should a counterparty fail to perform, we would incur a financial loss to the extent that the associated derivative contract was in an asset position. At December 31, 2012, we do not anticipate non-performance by the counterparties to our outstanding derivative contracts.

At December 31, 2012, we expect that the hedged forecasted transactions, for each of the outstanding qualifying cash flow hedging relationships, remain probable of occurring and that no gains or losses recorded to accumulated other comprehensive loss are expected to be reclassified to earnings.

To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on our outstanding hedging instruments. We applied various basis point spreads to the underlying interest rate curves of the derivative portfolio in order to determine the instruments’ change in fair value. The following table summarizes the results of the analysis performed at December 31, 2012 (in thousands):

Type of Instrument	Notional Amount	Maturity Date	Effects of Change in Interest Rates
			-100 Basis Points	-50 Basis Points	+50 Basis Points	+100 Basis Points
Non-qualifying Interest Rate Swap on Thames Valley Retail Park debt(1)	$9,160	May 30, 2013	$(12)	$(12)	$12	$23
Non-qualifying Interest Rate Swap on Albion Mills debt(1)	$9,280	October 10, 2013	(37)	(35)	35	69
Qualifying Interest Rate Swap on Maskew Retail Park debt(1)	$22,698	August 10, 2014	(200)	(177)	175	348

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.

The estimated fair value of our investment in CBRE Strategic Partners Asia is most sensitive to changes in capitalization rates for commercial properties in large urban areas in China and Japan, and among other factors, is also sensitive to currency exchange rate fluctuations and changes in the interest rates of China, Japan and the U.S., respectively. Decreases in capitalization rates and increases in interest rates generally increase the value of our investments. Changes in currency exchanges rates where the U.S. Dollar increases in value against the Chinese Yuan and Japanese Yen generally decrease the value of our investments. The estimated fair value of the Albion Mills variable-rate loan is not sensitive to changes in index interest rates, but remains somewhat sensitive to changes in credit spreads available to us. If credit spreads increase, the fair value of this note payable balance decreases.

Disclosure of Fair Value of Financial Instruments

For disclosure purposes only, the following table summarizes our notes payable and loan payable and their estimated fair values at December 31, 2012 and 2011 (in thousands):

	Book Value		Fair Value
Financial Instrument	2012	2011	2012	2011
Notes Payable	$492,944	$630,146	$514,451	$656,135
Note Payable at Fair Value	9,288	8,775	9,288	8,775

Total Notes Payable	$502,232	$638,921	$523,739	$664,910

Loan Payable	$265,000	$25,000	$265,000	$25,000

(1)

Level 3: For purposes of this fair value disclosure, we based our fair value estimate for notes payable on our internal valuation that includes a representative sample of our lenders’ market interest rate quotes as of December 31, 2012 and 2011 for debt with similar risk characteristics and maturities. We based the Note Payable carried at fair value on a third party appraiser’s valuation, which used similar techniques as our internal valuation model as of December 31, 2012 and 2011.

These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have classified

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

the notes payable as Level 3 as of December 31, 2012 and 2011 due to the lack of current market activity and our reliance on unobservable inputs to estimate the fair value of the mortgage note payable. The estimated fair values of our Notes Payable are sensitive to interest rate changes in the market as well as changes in our own estimated credit spreads. (See Note 2 for further discussion of inputs used for estimating fair value of our Notes Payable.)

18. Commitments and Contingencies

We have agreed to a capital commitment of up to $20,000,000 in CBRE Strategic Partners Asia. As of December 31, 2012, we funded $17,526,000 of our capital commitment. CBRE Global Investors, an affiliate of the former investment advisor, formed CBRE Strategic Partners Asia to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. If we and all other currently committed capital investors had funded our entire commitments in CBRE Strategic Partners Asia as of December 31, 2012, we would have owned an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. A majority of our trustees (including a majority of our independent trustees) not otherwise interested in this transaction approved the transaction as being fair, competitive and commercially reasonable. CBRE Strategic Partners Asia is managed by CB Richard Ellis Investors SP Asia II, LLC or the Fund Manager, a subsidiary of CBRE Global Investors, an affiliate of the former investment advisor.

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

19. Quarterly Financial Information (unaudited)

Summarized quarterly financial data for the years ended December 31, 2012, 2011 and 2010 was as follows (in thousands, except per share amounts):

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues from Operations	$43,399	$44,886	$47,147	$46,094
Net Loss	(2,154)	(1,899)	(12,384)	(26,571)
Net Loss Attributable to Chambers Street Properties Shareholders	(2,152)	(1,899)	(12,379)	(26,546)
Net Loss per common share-basic and diluted	(0.01)	(0.01)	(0.05)	(0.10)

	2011 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues from Operations	$30,270	$37,037	$39,789	$41,460
Net Loss	(2,613)	(9,376)	(2,446)	(4,850)
Net Loss Attributable to Chambers Street Properties Shareholders	(2,609)	(9,363)	(2,442)	(4,845)
Net Loss per common share-basic and diluted	(0.02)	(0.05)	(0.01)	(0.02)

	2010 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues from Operations	$17,920	$17,451	$20,104	$28,064
Net Income (Loss)	146	(4,229)	(1,208)	(5,327)
Net Income (Loss) Attributable to Chambers Street Properties Shareholders	145	(4,221)	(1,206)	(5,318)
Net Income (Loss) per common share-basic and diluted	0.00	(0.03)	(0.01)	(0.03)

20. Income Taxes

We elected to be taxed as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we generally

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

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

During 2010, we made taxable REIT subsidiary (“TRS”) elections for two held for sale property subsidiaries. The elections, effective for the tax year beginning January 1, 2010 and future years, were made pursuant to section 856(i) of the Internal Revenue Code. Our TRS’s are subject to corporate level income taxes which are recorded in our consolidated financial statements.

In the third quarter of 2011 both properties were sold and the TRS’s were subsequently liquidated.

	Year Ended December 31,
	2012	2011	2010
Net Income (Loss) from Operations	$0	$427	$(446)
Net Income from Property Sale	0	425	0

Total Net Income (Loss) Available to Common Shareholders	0	852	(446)
Add: Tax Expense	0	122	0
Less: Tax Adjustment for Gain on Sale	0	(128)	0
Less: Straight-line Rent	0	(3)	0
Less: Tax Depreciation and Amortization	0	(332)	(33)
(Less) Add: Receipts of Prepaid Rent	0	(166)	166
Add: Capitalized Acquisition Expense for Tax	0	0	501

Taxable Income for TRS	$0	$345	$188

The following table summarizes the provision for income taxes of the TRS for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current	$0	$122	$61
Deferred	0	0	0

Total Provision for Income Taxes	$0	$122	$61

ASC 740 requires that entities taxed as corporations recognize tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Since the Company has liquidated its TRS and believes it has satisfied all requisite REIT compliance tests, no amount of deferred tax asset or liability has been recorded as of December 31, 2012, other than as mentioned below regarding United Kingdom tax liabilities.

Included as a component of our tax provision, we have incurred income and other taxes (franchise, local and state government and international) related to our continuing operations in the amounts of $266,000, $456,000 and $296,000 in California, Georgia, Massachusetts, Minnesota, New Jersey, Pennsylvania, Texas, North Carolina, and the United Kingdom impacting our operations during the years ended December 31, 2012, 2011 and 2010, respectively. The United Kingdom taxes real property operating results at a statutory rate of 20%. The United Kingdom taxable loss for the years ended December 31, 2012 and 2011 resulted in a deferred tax asset of approximately $624,000 and $1,311,000 as a result of net operating loss carryforwards for both years. We have provided for a full valuation allowance of ($624,000) and ($1,311,000) as of December 31, 2012 and 2011 on deferred tax assets because there is no history of earnings and profits in the United Kingdom are not expected to be sufficient to absorb the net operating losses in the near term.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

21. Subsequent Events

On January 30, 2013, we acquired 100% of Trammel Crow Company’s (“TCC”) interest in our joint venture with TCC which owned and developed our 1400 Atwater Drive property, a 300,000 square foot office development in Malvern, Pennsylvania, a suburb of Philadelphia. 1400 Atwater Drive is 100% leased to Endo Pharmaceuticals, Inc. for use as their corporate headquarters through November 2024 and the lease is guaranteed by Endo Health Solutions Inc. (NASDAQ: ENDP), Endo Pharmaceuticals’ parent company, a specialty pharmaceutical and healthcare solutions company. The cost of the acquisition was approximately $3,431,000. We funded this acquisition using cash reserves and borrowings under our Unsecured Credit Facility.

On February 7, 2013, we filed a registration statement on Form S-8 to register 500,000 common shares of beneficial ownership pursuant to our amended and restated 2004 equity incentive plan.

On February 7, 2013, our Board’s independent trustees, Messrs. Black, Orphanides and Salvatore, were awarded equity grants under the amended and restated 2004 equity incentive plan on the following terms: (i)(x) Mr. Black’s award was for $100,000 in common shares (or 10,000 shares at $10.00 per share) and (y) Messrs. Orphanides and Salvatore each were awarded $25,000 in common shares (or 2,500 shares at $10.00 per share) for a total of $150,000; and (ii) each award vested in its entirety, upon issuance.

On February 19, 2013, we entered into an agreement with TCC that will obligate us to form a joint venture with TCC upon the expiration of certain contingencies. We would own a 95% interest and TCC would own a 5% interest in the joint venture. The joint venture will develop a four building, 454,801 square foot build-to-suit office complex in Malvern, Pennsylvania, a suburb of Philadelphia, for Shire US, Inc., which will serve as their US corporate headquarters under a fifteen year lease. Shire US, Inc. is the US based subsidiary of Irish pharmaceutical company Shire Plc (LSE: SHP, NASDAQ: SHPG), a major instructional pharmaceutical company. The total project cost is anticipated to be approximately $122,288,000 and upon completion of construction and satisfaction of closing obligations, we will acquire 100% of TCC’s interest in the joint venture. There can be no assurance that the joint venture will be formed or that the project will be completed.

On March 1, 2013, we acquired 100% of Duke Realty Limited Partnership’s (“Duke Realty”) interests in 17 properties that were held in our joint venture with Duke Realty (“Duke JV”). The properties are located in major submarkets of Phoenix, Raleigh/Durham, Houston, Columbus, Cincinnati, Orlando, Ft. Lauderdale, Minneapolis and Dallas and consisted of 16 office buildings and one warehouse/distribution/logistics building totaling 3,318,402 square feet. The acquisition was structured such that membership interests in each of the subsidiaries that hold the properties were distributed to Duke Realty and CSP OP on a pro rata basis in accordance with their percentage ownership interests in the Duke JV (80% to CSP OP and 20% Duke Realty) and CSP OP then purchased Duke Realty’s 20% membership interests in those subsidiaries, resulting in CSP OP owning a 100% interest in each of the property-owning subsidiaries. The aggregate purchase price that CSP OP paid to Duke Realty in connection with the acquisition was approximately $98,140,000, which is 20% of approximately $490,700,000 exclusive of fees and customary closing costs, but inclusive of approximately $216,010,000 of existing mortgage financing. We funded this acquisition using cash reserves and borrowings under our Unsecured Credit Facility.

On March 5, 2013, we entered into an unsecured term loan in the amount of $50,000,000 with TD Bank, N.A (the “TD Term Loan”). Upon closing the TD Term Loan, we simultaneously entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the TD Term Loan at 3.425% per annum for its seven-year term, based upon the TD Term Loan’s current stated applicable margin, which may vary during its term based upon the then-current leverage ratio or our then-current credit rating. The TD Term Loan contains customary representations and warrants and covenants. We used the proceeds of the TD Term Loan to repay a portion of our borrowings under our Unsecured Credit Facility.

On March 7, 2013, we entered into an unsecured term loan (the “Wells Fargo Term Loan”) in the amount of $200,000,000 with Wells Fargo Bank, National Association (“Wells Fargo”) and certain other lenders defined in the Wells Fargo Term Loan. Upon closing the Wells Fargo Term Loan, we simultaneously entered into an interest rate swap agreement with Wells Fargo to effectively fix the interest rate on the Wells Fargo Term Loan at 2.4885% per annum for its five-year term, based upon the Wells Fargo Term Loan’s current stated applicable margin, which may vary based upon the then-current leverage ratio or our then-current credit rating. The Wells Fargo Term Loan contains customary representations and warrants and covenants. We used the proceeds of the Wells Fargo Term Loan to repay a portion of our borrowings under our Unsecured Credit Facility.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

On March 7, 2013, we entered into a First Amendment (the “First Amendment”) to the credit agreement entered into on September 13, 2012 with a group of lenders, which provided us with an unsecured, revolving credit facility in the initial amount of $700,000,000 (“Unsecured Credit Facility”). The First Amendment modified the Unsecured Credit Facility to among other things: (i) amend certain definitions, (ii) amend certain requirements of the guarantor, (iii) amend the requirements relating to quarterly financial statements, annual statements, compliance certificates and certain other SEC filings, (iv) amend the requirements relating to electronic delivery of information, (v) provide the Company with an option to restate the tangible net worth covenant in the event of a redemption event, (vi) remove the restriction on negative pledges, (vii) amend the restrictions on intercompany transfers and (viii) amend certain disclosure and confidentiality provisions.

On March 15, 2013, a total of 281,625 restricted common shares were granted to our named executive officers (Messrs. Cuneo, Kianka and Reid) based on the executive’s achievement of performance objectives during 2012, as determined in the discretion of our Compensation Committee. Additionally, 21 of our employees were granted 117,300 restricted shares, in the aggregate, on March 15, 2013. One-third of the restricted shares granted to our named executive officers and employees will vest in each of the first three anniversaries of grant if the grantee is employed by the company on such anniversary.

On March 19, 2013, our Board of Trustees terminated our amended and restated 2004 performance bonus plan.

Schedule III—Properties and Accumulated Depreciation Through December 31, 2012 (in Thousands)

	Acquisition Costs						Improvements Subsequent to Purchase Date	Total Cost	Accumulated Depreciation and Amortization	Net Investments in Real Estate
Property	Encumbrances Net	Land	Site Improve- ments	Building and Improve- ments	Tenant Improve- ments	Total
REMEC Corporate Campus	$0	$11,862	$0	$8,933	$3,217	$24,012	$95	$24,107	$(4,056)	$20,051
300 Constitution	0	5,591	0	13,826	733	20,150	0	20,150	(3,607)	16,543
Deerfield Commons I	9,443	2,054	935	7,760	1,363	12,112	1,789	13, 019	(4,219)	9,682
Deerfield Commons II	0	2,262	0	0	0	2,262	0	2,262	0	2,262
660 North Dorothy	0	1,576	417	3,401	199	5,593	304	5,897	(1,119)	4,778
505 Century	0	950	304	3,684	119	5,057	407	5,464	(1,153)	4,311
631 International	0	923	238	2,912	285	4,358	101	4,459	(905)	3,554
602 Central Blvd.	0	4,991	262	14,554	0	19,807	700	20,507	(2,238)	18,269
Bolingbrook Point III	7,900	2,423	522	13,434	164	16,543	7	16,550	(2,154)	14,396
Fairforest Bldg. 5	8,766	1,788	2,462	12,017	100	16,367	0	16,367	(2,618)	13,749
Fairforest Bldg. 6	2,324	1,181	506	3,754	459	5,900	0	5,900	(999)	4,901
Fairforest Bldg. 7	0	660	463	4,503	0	5,626	595	6,221	(1,048)	5,173
HJ Park Bldg. 1	0	575	468	2,472	12	3,527	7	3,534	(516)	3,108
North Rhett I	2,744	1,290	366	9,627	428	11,711	0	11,711	(1,875)	9,836
North Rhett II	1,737	539	144	5,670	26	6,379	603	6,982	(1,099)	5,883
North Rhett III	0	631	209	3,366	18	4,224	0	4,224	(548)	3,676
North Rhett IV	8,607	2,433	1,716	12,445	91	16,685	0	16,685	(2,346)	14,339
Jedburg Commerce Park	0	4,029	3,026	20,381	149	27,585	0	27,585	(3,995)	23,590
Mount Holly Bldg.	1,737	1,012	1,050	3,699	18	5,779	55	5,834	(916)	4,918
Orangeburg Park Bldg.	1,767	544	641	3,636	93	4,914	0	4,914	(818)	4,098
Kings Mt. I	1,509	508	362	3,097	166	4,133	40	4,173	(736)	3,347
Kings Mt. II	4,435	773	1,351	10,199	958	13,281	0	13,281	(2,289)	10,992
Kings Mt. III	0	1,183	1,647	13,738	0	16,568	4,831	21,399	(2,888)	18,511
Union Cross Bldg. I	2,253	852	759	3,905	27	5,543	0	5,543	(815)	4,728
Union Cross Bldg. II	6,883	1,658	1,576	12,271	65	15,570	0	15,570	(2,304)	13,266
Lakeside Office Center	8,862	4,328	817	10,497	1,139	16,781	359	17,140	(2,353)	14,787
Thames Valley Five	9,160	6,538	959	12,932	78	20,507	7	20,514	(1,945)	18,589
Enclave on the Lake	0	4,056	10,230	20,823	1,197	36,306	1,286	37,592	(5,691)	31,901
Albion Mills Retail Park	9,286	7,591	179	7,452	0	15,222	0	15,222	(897)	14,325
Fairforest Bldg. 1	0	334	107	2,509	5	2,955	0	2,955	(309)	2,646
Fairforest Bldg. 2	0	396	122	4,654	2	5,174	200	5,374	(613)	4,761
Fairforest Bldg. 3	0	608	231	4,695	14	5,548	0	5,548	(591)	4,957
Fairforest Bldg. 4	0	661	331	4,566	10	5,568	88	5,656	(601)	5,055
Highway 290 Commerce Pk. Bldg. 1	0	704	219	4,347	8	5,278	0	5,278	(544)	4,734
Highway 290 Commerce Pk. Bldg. 2	0	1,131	363	3,008	24	4,526	0	4,526	(444)	4,082
Highway 290 Commerce Pk. Bldg. 5	0	421	162	800	4	1,387	103	1,490	(141)	1,349

Schedule III—Properties and Accumulated Depreciation Through December 31, 2012 (in Thousands)—(Continued)

	Acquisition Costs						Improvements Subsequent to Purchase Date	Total Cost	Accumulated Depreciation and Amortization	Net Investments in Real Estate
Property	Encumbrances Net	Land	Site Improve- ments	Building and Improve- ments	Tenant Improve- ments	Total
Highway 290 Commerce Pk. Bldg. 6	0	572	176	3,012	0	3,760	554	4,314	(395)	3,919
Highway 290 Commerce Pk. Bldg. 7	0	1,233	510	2,949	1	4,693	361	5,054	(500)	4,554
Orchard Business Park 2	0	173	62	526	0	761	35	796	(106)	690
Greenville/Spartanburg Ind. Pk.	0	460	200	2,584	2	3,246	240	3,486	(396)	3,090
Community Cash Complex 1	0	867	175	1,622	0	2,664	411	3,075	(615)	2,460
Community Cash Complex 2	0	887	136	1,169	3	2,195	0	2,195	0	2,195
Community Cash Complex 3	0	205	16	1,190	22	1,433	22	1,455	(17 8)	1,277
Community Cash Complex 4	0	132	15	399	0	546	0	546	0	546
Community Cash Complex 5	0	138	15	671	0	824	0	824	0	824
Avion Midrise III & IV	20,103	6,810	1,179	30,004	1,105	39,098	201	39,299	(4,585)	34,714
Maskew Retail Park	22,698	17,260	1,112	27,925	0	46,297	87	46,384	(3,302)	43,082
13201 Wilfred Lane	0	2,274	412	11,049	129	13,864	0	13,864	(1,138)	12,726
3011, 3055 & 3077 Comcast Place	0	7,013	998	21,858	7,739	37,608	0	37,608	(4,009)	33,599
140 Depot Street	0	3,560	1,172	11,898	158	16,788	0	16,788	(1,363)	15,425
12650 Ingenuity Drive	11,918	3,520	397	13,330	1,517	18,764	152	18,764	(1,677)	17,239
Crest Ridge Corporate Center I	0	4,624	335	16,024	3,174	24,157	28	24,157	(2,503)	21,682
West Point Trade Center	0	5,843	2,925	16,067	368	25,203	1,284	26,487	(2,028)	24,459
5160 Hacienda Drive	0	8,100	740	20,776	1,693	31,309	0	31,309	(1,977)	29,332
10450 Pacific Center Court	0	5,000	724	20,410	1,061	27,195	0	27,195	(1,832)	25,363
225 Summit Avenue	0	7,100	978	25,460	2,240	35,778	0	35,778	(2,333)	33,445
One Wayside Road	25,528	7,500	517	37,870	2,442	48,329	62	48,391	(3,293)	45,098
100 Tice Blvd.	42,751	7,300	1,048	47,114	2,231	57,693	0	57,693	(3,333)	54,360
Ten Parkway North	12,072	3,500	276	15,764	1,368	20,908	12	20,920	(1,193)	19,727
Pacific Corporate Park	0	21,128	47,023	46,992	14,810	129,953	0	129,953	(12,498)	117,455
4701 Gold Spike Drive	10,342	3,500	384	14,057	95	18,036	0	18,036	(882)	17,154
1985 International Way	7,186	2,200	395	10,544	33	13,172	0	13,172	(666)	12,506
Summit Distribution Center	6,506	2,300	548	9,122	67	12,037	36	12,073	(645)	11,428
3660 Deerpark Boulevard	7,428	2,400	438	10,036	67	12,941	0	12,941	(660)	12,281
Tolleson Commerce Park II	4,467	2,200	567	4,753	62	7,582	166	7,748	(428)	7,320
100 Kimball Drive	0	8,800	1,270	39,400	2,946	52,416	0	52,416	(2,804)	49,612
70 Hudson Street	120,184	55,300	8,885	56,195	3,470	123,850	0	123,850	(4,606)	119,244
90 Hudson Street	108,665	56,400	9,968	76,909	3,198	146,475	0	146,475	(5,460)	141,015
Millers Ferry Road	0	5,835	8,755	18,412	688	33,690	0	33,690	(1,694)	31,996
Sky Harbor Operations Center	0	0	20,848	19,677	4,565	45,090	0	45,090	(2,753)	42,337
Aurora Commerce Center Bldg. C	0	2,600	1,125	17,467	254	21,446	0	21,446	(607)	20,839
Sabal Pavilion	14,970	3,900	1,393	10,735	1,657	17,685	0	17,685	(547)	17,138

Schedule III—Properties and Accumulated Depreciation Through December 31, 2012 (in Thousands)—(Continued)

	Acquisition Costs						Improvements Subsequent to Purchase Date	Total Cost	Accumulated Depreciation and Amortization	Net Investments in Real Estate
Property	Encumbrances Net	Land	Site Improve- ments	Building and Improve- ments	Tenant Improve- ments	Total
1400 Atwater Drive	0	6,847	0	0	0	6,847	65,895	72,742	0	72,742
2400 Dralle Road	0	11,706	4,732	38,175	912	55,525	0	55,525	(1,042)	54,483
Midwest Commerce Center I	0	6,665	10,517	36,170	597	53,949	0	53,949	(561)	53,388
20000 S Diamond Lake Road	0	1,976	884	12,041	55	14,956	0	14,956	(32)	14,924
Gateway at Riverside	0	6,940	6,597	26,919	476	40,932	0	40,932	(97)	40,835
Gateway II at Riverside	0	2,318	253	0	0	2,571	0	2,571	(1)	2,570
701 & 801 Charles Ewing Blvd	0	2,376	3,832	14,306	2,268	22,782	0	22,782	0	20,460
Mid-Atlantic Distribution Center – Bldg. A	0	7,033	3,578	24,780	385	35,776	0	35,776	0	35,776

	$502,231	$385,551	$179,254	$1,085,928	$73,029	$1,723,762	$81,123	$1,804,885	$(132,129)	$1,672,756

CHAMBERS STREET PROPERTIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

Investments in real estate (in thousands):

	December 31,
	2012	2011	2010
Balance, beginning of the year	$1,514,633	$1,107,185	$671,131
Acquisitions	230,919	387,159	466,554
Disposition	(3,715)	(1,375)	0
Improvements	2,688	9,282	1,726
Improvements—Variable Interest Entity(1)	60,360	12,382	0
Transfers to joint ventures	0	0	(32,226)

Balance, end of the year(1)	$1,804,885	$1,514,633	$1,107,185

(1)	Includes $71,945,000 of costs associated with the development of Atwater presented on our consolidated Balance Sheet as Construction in Progress and Other Assets—Variable Interest Entity.

Accumulated depreciation related to investments in real estate (in thousands):

	December 31,
	2012	2011	2010
Balance, beginning of year	$(88,084)	$(51,292)	$(31,558)
Additions	(44,045)	(36,792)	(19,958)
Transfers to joint ventures	0	0	224

Balance, end of the year	$(132,129)	$(88,084)	$(51,292)

The aggregate gross cost of our investments in real estate for U.S. Federal income tax purposes approximated $2,006,395,000, $1,735,379,000, and $1,271,465,000 as of December 31, 2012, 2011 and 2010, respectively.

Independent Auditors’ Report

The Members

Duke/Hulfish, LLC:

We have audited the accompanying consolidated financial statements of Duke/Hulfish, LLC and its subsidiaries, which comprise the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and the related notes to the consolidated financial statements. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule III.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with U.S. generally accepted accounting principles; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditors’ Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America and in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditors’ judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke/Hulfish, LLC and its subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the each of the years in the three-year period ended December 31, 2012 in accordance with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Indianapolis, Indiana

March 1, 2013

DUKE/HULFISH, LLC AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2012 and 2011

	2012	2011
Assets
Land and land improvements	$153,208,129	$153,163,882
Buildings	607,797,689	606,078,293
Tenant improvements	107,614,087	105,284,950
Construction in progress	314,717	80,368

	868,934,622	864,607,493
Accumulated depreciation	(90,746,593)	(56,648,116)

Net investment property	778,188,029	807,959,377
Cash and cash equivalents	10,086,442	7,052,382
Accounts receivable, net of allowance for doubtful accounts of $50,415 and $0, respectively	4,413,581	3,637,425
Accrued straight line rent	14,447,319	10,089,322
Deferred financing fees, net of accumulated amortization of $2,007,612 and $1,125,722, respectively	3,743,326	4,619,181
Intangible lease assets and deferred leasing costs, net of accumulated amortization of $57,666,583 and $30,515,451, respectively	111,109,204	136,581,193
Prepaid insurance and other assets	2,772,186	1,728,867

	$924,760,087	$971,667,747

Liabilities and Members’ Equity
Mortgage notes payable	$472,370,094	$478,482,275
Accounts payable and accrued expenses	2,946,535	3,518,379
Accrued real estate taxes	12,231,568	10,750,548
Accrued interest	1,954,350	1,990,573
Construction payables	—	299,611
Prepaid rent and security deposits	4,083,565	5,150,594
Other liabilities	2,962,609	2,609,467

Total liabilities	496,548,721	502,801,447
Members’ equity	428,211,366	468,866,300

	$924,760,087	$971,667,747

See accompanying notes to consolidated financial statements.

DUKE/HULFISH, LLC AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

Years ended December 31, 2012, 2011, and 2010

	2012	2011	2010
Revenues:
Contractual rental income	$120,936,869	$107,342,521	$45,028,210
Straight-line rental income	4,396,322	3,908,194	2,565,586

	125,333,191	111,250,715	47,593,796

Operating expenses:
Rental expenses	19,610,677	16,353,233	3,743,153
Property management fees	3,382,268	2,960,742	1,020,105
Real estate taxes	17,296,904	13,791,235	5,142,214
Depreciation and amortization	59,662,540	50,935,468	18,892,655

	99,952,389	84,040,678	28,798,127

Income from rental operations	25,380,802	27,210,037	18,795,669
General and administrative expenses	1,829,959	2,559,835	778,291

Operating income	23,550,843	24,650,202	18,017,378
Other income (expenses):
Interest expense	(24,551,469)	(21,424,026)	(8,893,400)
Interest and other income	17,930	31,900	1,693

Net (loss) income	(982,696)	3,258,076	9,125,671
Comprehensive (loss) income:
Derivative instrument activity	(814,838)	(952,817)	—

Comprehensive (loss) income	$(1,797,534)	$2,305,259	$9,125,671

See accompanying notes to consolidated financial statements.

DUKE/HULFISH, LLC AND SUBSIDIARIES

Consolidated Statements of Members’ Equity

Years ended December 31, 2012, 2011, and 2010

	CSP Operating Partnership, LP	Duke Realty Limited Partnership	Total
Members’ equity—December 31, 2009	$182,181,657	$45,248,296	$227,429,953
Capital contributions	219,572,078	52,774,140	272,346,218
Capital distributions	(104,723,849)	(24,062,083)	(128,785,932)
Net income	7,062,843	2,062,828	9,125,671

Members’ equity—December 31, 2010	304,092,729	76,023,181	380,115,910
Capital contributions	111,480,201	27,870,050	139,350,251
Capital distributions	(42,324,096)	(10,581,024)	(52,905,120)
Net income	2,606,461	651,615	3,258,076
Other comprehensive loss	(762,254)	(190,563)	(952,817)

Members’ equity—December 31, 2011	375,093,041	93,773,259	468,866,300
Capital contributions	1,691,094	422,773	2,113,867
Capital distributions	(32,777,014)	(8,194,253)	(40,971,267)
Net loss	(786,157)	(196,539)	(982,696)
Other comprehensive loss	(651,870)	(162,968)	(814,838)

Members’ equity—December 31, 2012	$342,569,094	$85,642,272	$428,211,366

See accompanying notes to consolidated financial statements.

DUKE/HULFISH, LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2012, 2011, and 2010

	2012	2011	2010
Cash flows from operating activities:
Net (loss) income	$(982,696)	$3,258,076	$9,125,671
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	61,481,758	52,679,662	19,175,380
Amortization of deferred financing fees	881,890	2,494,664	232,581
Straight-line rent adjustment	(4,405,592)	(3,908,194)	(2,565,586)
Accounts receivable, net	(815,750)	(795,667)	(1,256,869)
Prepaid insurance and other assets	(1,043,319)	(1,098,555)	(178,485)
Accounts payable, accrued expenses, and other liabilities	(1,006,226)	3,827,825	907,759
Accrued real estate taxes	1,382,497	1,009,562	400,058
Accrued interest	(36,223)	967,240	325,833
Prepaid rent and security deposits	(1,067,029)	2,708,184	705,543

Net cash provided by operating activities	54,389,310	61,142,797	26,871,885

Cash flows from investing activities:
Acquisition of real estate assets	—	(341,297,178)	(208,056,574)
Development of real estate assets, net of amounts accrued as of year-end	(871,267)	(27,968,510)	(11,595,022)
Recurring building improvements	(464,899)	(829,338)	(29,587)
Recurring leasing and tenant improvement costs	(5,043,468)	(4,960,786)	(759,949)

Net cash used in investing activities	(6,379,634)	(375,055,812)	(220,441,132)

Cash flows from financing activities:
Loan acquisition costs	(6,035)	(5,003,078)	(1,515,333)
Proceeds from mortgage borrowings	—	239,075,000	92,000,000
Proceeds from unsecured debt borrowings	—	275,000,000	—
Repayment of unsecured debt borrowings	—	(275,000,000)	—
Repayment of mortgage borrowings	(6,112,181)	(2,592,725)	—
Contributions from members	1,242,600	107,766,769	216,668,620
Distributions to members	(40,100,000)	(21,200,000)	(115,485,932)

Net cash (used in) provided by financing activities	(44,975,616)	318,045,966	191,667,355

Net increase (decrease) in cash and cash equivalents	3,034,060	4,132,951	(1,901,892)
Cash and cash equivalents at beginning of year	7,052,382	2,919,431	4,821,323

Cash and cash equivalents at end of year	$10,086,442	$7,052,382	$2,919,431

Supplemental cash flow disclosure:
Cash paid for interest	$23,637,169	$18,357,521	$8,444,986
Supplemental disclosure of noncash activities:
Contribution of properties by CBRE Operating
Partnership, L.P. and related net working capital	$—	$—	$42,377,598
Contribution of properties by Duke Realty Limited
Partnership and related net working capital	—	$(121,638)	—
Declared distribution/contribution—Anson and Buckeye Expansions	$871,267	$31,705,120	$13,300,000
Write-off of fully amortized deferred financing fees	$—	$1,849,894	$—

See accompanying notes to consolidated financial statements.

DUKE/HULFISH, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(1) The Company

Duke/Hulfish, LLC (Company) was formed on April 29, 2008 (inception) by Duke Realty Limited Partnership (DRLP) and CBRE Operating Partnership, L.P. (collectively, the Members), to own and manage commercial real estate properties. Effective July 1, 2012 CBRE Operating Partnership, L.P. changed its name to CSP Operating Partnership, LP (CSP) which had no impact on the operating agreement. DRLP’s and CSP’s percentage membership interests in the Company are 20% and 80%, respectively. The term of the Company extends through December 31, 2033 unless the Company is dissolved earlier pursuant to other conditions as defined in the Company’s operating agreement (the Agreement).

On March 31, 2010, the Company acquired three real estate properties from DRLP with a combined agreed value of $35,150,615 including prorations and CSP contributed two real estate properties with a combined agreed value of $42,377,598 including prorations. Cash contributions of $28,125,452 and $15,506,883 were made by CSP and DRLP, respectively, to the Company. A cash distribution of $8,475,518 was made to CSP in order for CSP to maintain an 80% interest in the Company.

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

The Tranche I properties, consisted of five real estate properties acquired from DRLP with a combined agreed value of $119,981,127 including prorations. Cash contributions of $96,065,493 and $24,016,373 were made by CSP and DRLP, respectively, to the Company. In addition, as part of Tranche I, the Company acquired two real estate properties from an affiliate of DRLP with a combined agreed value of $52,924,832 including prorations. Cash contributions of $42,363,535 and $10,590,884 were made by CSP and DRLP, respectively, to the Company.

The second tranche and third tranche (Tranche 2 and Tranche 3) included thirteen office buildings located in the Midwest and the Southeast and closed on March 24, 2011 for a combined gross agreed value of $342,800,000. As part of Tranche 2 and Tranche 3, the Company acquired eight real estate properties from DRLP with a combined agreed value of $214,838,408 including prorations. Additionally, as part of Tranche 2 and Tranche 3, the Company acquired five real estate properties from an affiliate of DRLP, with a combined agreed value of $126,458,770 including prorations. These acquisitions were funded by unsecured credit facility net borrowings of $273,310,328 (note 5) and cash contributions of $54,389,480 and $13,597,370 made by CSP and DRLP, respectively, to the Company.

On May 2, 2011, the Company acquired 17.56 acres from DRLP with an agreed value of $4,326,743 in order to expand a single tenant industrial building located in Phoenix. The acquisition price is included in the land and land improvements in the accompanying consolidated 2011 balance sheet.

On September 16, 2011, the Company acquired 3.82 acres from a joint venture that DRLP had a 50% ownership interest in for an agreed value of $439,300 in order to expand a parking lot at a single tenant industrial building located in Indianapolis. The acquisition price is included in land and land improvements in the accompanying consolidated 2011 balance sheet.

As of December 31, 2012, the Company’s portfolio consisted of eight single tenant industrial buildings, 15 single tenant office buildings, and 14 multi tenant office buildings located in the Midwest, South, Southeast, and Southwest comprising approximately 11 million square feet. The portfolio is 98.08% leased as of December 31, 2012.

DUKE/HULFISH, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012 and 2011

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, DH Franklin, LLC, DH Anson, LLC, DH Jacksonville, LLC, DH Plainfield, LLC, DH Wilmer, LLC, DH Buckeye, LLC, DH West Jefferson, LLC, DH Katy, LLC, DH Orlando, LLC, DH Tampa LLC, DH Northpoint III, LLC, DH Goodyear, LLC, DH Research Triangle, LLC and Duke Princeton, LLC.

All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(b) Real Estate Investments

Rental real property, including land, land improvements, buildings and building improvements, and tenant improvements, is included in investment property and are generally stated at cost. Buildings and land improvements are depreciated on the straight line method over their estimated life not to exceed 40 and 15 years, respectively, and tenant improvement costs are depreciated on the straight line method over the shorter of the useful life of the improvement or the term of the related lease.

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

The Company capitalizes direct and indirect costs, including interest costs, on vacant space during extended lease up periods after construction of the building shell has been completed if costs are being incurred to ready the vacant space for its intended use. Once necessary work has been completed on a vacant space, project costs are no longer capitalized. The Company ceases capitalization of all project costs on extended lease up periods after the shorter of a one year period after the completion of the building shell or when the property attains 90% occupancy. In addition, all leasing commissions paid to third parties for new leases or lease renewals are capitalized and amortized over the life of the related lease.

Impairment of Real Estate: Real estate investments are individually evaluated for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If such an evaluation is considered necessary, the Company compares the carrying amount of that real estate investment with the expected undiscounted cash flows that are directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of that real estate investment. The Company’s estimate of the expected future cash flows used in testing for impairment is based on, among other things, estimates regarding future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of the real estate investments at the end of the anticipated holding period, and the length of the anticipated holding period and is, therefore, subjective by nature. These assumptions could differ materially from actual results. If the Company’s strategy changes or if market conditions otherwise dictate a reduction in the holding period and an earlier sale date, an impairment loss could be recognized and such loss could be material. To the extent the carrying amount of a real estate investment exceeds the associated estimate of undiscounted cash flows, an impairment loss is recorded to reduce the carrying value of the asset to its fair value. No impairments were recorded in any of the periods presented.

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

Acquisition of Real Estate Property and Related Assets: Acquisition costs amounted to $0, $935,575, and $136,527 for the years ended December 31, 2012, 2011, and 2010, respectively, are expensed as incurred and included in rental expenses in the accompanying consolidated statements of operations.

DUKE/HULFISH, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012 and 2011

The Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on their respective fair values, using all pertinent information available at the date of acquisition. The allocation to tangible assets (buildings, tenant improvements, and land) is based upon management’s determination of the value of the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon internally determined assumptions that the Company believes are consistent with current market conditions for similar properties. The most important assumptions in determining the allocation of the purchase price to tangible assets are the exit capitalization rate, discount rate, estimated market rents, and hypothetical expected lease-up periods. The purchase price of real estate assets is also allocated to intangible assets consisting of the above or below market component of in-place leases and the value of in-place leases.

The value allocable to the above or below market component of an acquired in place lease is determined based upon the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be received pursuant to the lease over its remaining term and (ii) management’s estimate of the amounts that would be received using fair market rates over the remaining term of the lease. The amounts allocated to above market leases and below market leases are included in intangible lease assets and other liabilities, respectively, in the consolidated balance sheet and are amortized to rental income over the remaining terms of the respective leases.

Factors considered in determining the value allocable to in-place leases include estimates, during hypothetical expected lease-up periods of space that is actually leased at the time of acquisition, of lost rent at market rates, fixed operating costs that will be recovered from tenants, and theoretical leasing commissions required to execute similar leases. These intangible assets are included in intangible lease assets in the consolidated balance sheet and are amortized to depreciation and amortization over the remaining term of the existing lease.

(c) Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents.

(d) Valuation of Receivables

The Company reserves the entire receivable balance, including straight line rent, of any tenant with an amount outstanding over 90 days. Additional reserves are recorded as necessary for more current amounts, where collectibility is deemed doubtful. Straight line rent receivables for any tenant with long term risk, regardless of the status of rent receivables, are reviewed and reserved as necessary.

(e) Deferred Costs

Costs incurred in connection with obtaining financing are amortized to interest expense, over the term of the related loan. All direct and indirect costs, including estimated internal costs, associated with the leasing of real estate investments owned by the Company are capitalized and amortized over the term of the related lease. The Company includes lease incentive costs, which are payments made on behalf of a tenant to sign a lease, in intangible lease assets and amortizes them on a straight line basis over the respective lease terms as a reduction of rental income. The Company includes as lease incentives amounts funded to construct tenant improvements owned by the tenant. Unamortized costs are charged to expense upon the early termination of the lease.

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

The Swaps became effective as of August 16, 2011 (the Effective Date) and expire on December 6, 2016, May 31, 2018 and January 31, 2019, respectively. The Swaps provide interest rate protection against the increase of one month LIBOR above 2.00% starting on the Effective Date. The three Swaps provide for notional amounts of balances of $11,366,000, $23,452,000, and $6,652,000 and effectively fixed the variable rate mortgage notes (note 5) to provide for a fixed interest rate of 3.41%, 3.78%, and 3.95%, respectively, starting on the Effective Date.

DUKE/HULFISH, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012 and 2011

As of December 31, 2012 and 2011, the fair value of the Swaps was a liability of $1,767,655 and $952,817, respectively, and is included in other liabilities in the accompanying consolidated balance sheets. As of December 31, 2012 and 2011, the Company’s Swaps qualified for hedge accounting under FASB ASC 815, Derivatives and Hedging. Accordingly, for the years ended December 31, 2012 and 2011, the change in the fair value of the Swaps of $814,838 and $952,817, respectively, was recorded as a component of other comprehensive income. The effectiveness of the Swaps is evaluated throughout their life using the hypothetical derivative method, under which the change in the Swaps’ fair value are compared to the change in the fair value of a hypothetical swap. The ineffective portion of the hedge was insignificant for each period impacted; however, if it was significant, the ineffectiveness would be recorded in interest expense in the accompanying consolidated statements of operations.

The Company has valued derivative financial instruments using Level 2 inputs (see (i) below). Gains or losses resulting from changes in the value of derivatives are based on the intended use of the derivative and the resulting designation.

(g) Revenues

The timing of revenue recognition under an operating lease is determined based upon ownership of the tenant improvements. If the Company is the owner of the tenant improvements, revenue recognition commences after the improvements are completed and the tenant takes possession or control of the space. In contrast, if the Company determines that the tenant allowances they are funding are lease incentives, then the Company commences revenue recognition when possession or control of the space is turned over to the tenant. Rental income from leases with scheduled rental increases during their terms is recognized on a straight line basis. The Company includes reimbursements of specified operating expenses in rental income.

The Company records lease termination fees when a tenant has executed a definitive termination agreement with the Company and the payment of the termination fee is not subject to any material conditions that must be met or waived before the fee is due to the Company. The Company recognized $36,553, $1,164,464, and $0 in termination fees during 2012, 2011, and 2010, respectively, which are included in contractual rental income in the accompanying consolidated statements of operations.

(h) Income Taxes

The Company is subject to state and local income taxation in Texas, Tennessee, and certain Ohio municipalities. The net deferred tax asset or liability related to temporary differences impacting the Company’s expected state and local income taxation is not material. For the years ended December 31, 2012, 2011, and 2010, the Company recorded current state and local income tax expenses of approximately $247,000, $207,000, and $101,000, respectively, in the accompanying consolidated statements of operations.

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

The Company accounts for uncertain tax positions in accordance with FASB ASC 740 10, Income Taxes, which prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FASB ASC 740 10 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, and disclosures for uncertain tax positions. The tax years from 2009 through 2012 remain open to examination by the taxing jurisdictions to which the Company is subject. As of December 31, 2012 and 2011, the Company recorded a liability for unrecognized tax benefits, a portion of which represents penalties and interest, of $79,000 and $0, respectively,

(i) Fair Value Measurements

Assets and liabilities recorded at fair value on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

¡	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities to which the Company has access.

DUKE/HULFISH, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012 and 2011

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

(k) Recent Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The amendments in this update require an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from accumulated other comprehensive income by the net income line item. We do not expect the adoption of ASU 2013-02 on January 1, 2013 to have an impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We have elected the single continuous statement approach, and the required financial statements are presented herein.

(3) Property Contributions and Acquisitions

During 2011, the Company acquired eight real estate properties from DRLP and five real estate properties from an affiliate of DRLP. The acquisitions were financed through cash contributions and unsecured credit facility borrowings. During 2010, CSP contributed two real estate properties to the Company. During 2010, the Company acquired eight real estate properties from DRLP. During 2010, the Company acquired two real estate properties from an affiliate of DRLP. The 2010 contributions and acquisitions were financed through cash contributions. The assets contributed and acquired were recorded at their agreed-upon value at the date of contribution or acquisition, as summarized below:

	2011	2010
Land and land improvements	$42,177,037	32,611,510
Buildings	206,551,732	140,826,903
Tenant improvements	24,907,271	23,772,873
Intangible lease assets	74,532,904	55,401,043

Total assets acquired	348,168,944	252,612,329
Intangible lease liabilities	(149,399)	(198,494)
Net working capital assumed	(6,722,367)	(1,979,663)

Purchase price, net of assumed working capital	$341,297,178	250,434,172

DUKE/HULFISH, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012 and 2011

The allocation to tangible assets (buildings, tenant improvements, and land and land improvements) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by management include an estimate of carrying costs during the expected lease up periods considering current market conditions, and costs to execute similar leases. The Company’s valuation estimates primarily relied upon Level 3 inputs, as previously defined.

The total amount of intangible assets is allocated to in place lease values based upon management’s assessment of their respective values. The Company’s valuation estimates primarily relied upon Level 3 inputs, as previously defined. In place lease intangible assets are amortized over the remaining life of the related leases, which is approximately five years. Amortization expense for in place lease intangible assets was $24,924,650, $21,115,031 and $4,307,186 for the years ended December 31, 2012, 2011 and 2010, respectively. Estimated amortization expense for the next five years and thereafter is as follows:

Year:
2013	$24,552,247
2014	19,622,144
2015	17,113,605
2016	12,535,093
2017	9,094,667
Thereafter	13,774,006

$96,691,762

The value allocable to the above or below market component of an acquired in place lease is determined based upon the present value (using an interest rate that reflects the risks associated with the lease) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the amounts that would be paid using current fair market rates over the remaining term of the lease. The Company’s valuation estimates primarily relied upon Level 3 inputs, as previously defined. Above and below market lease intangibles are amortized over the remaining life of the related leases, which is approximately six years. Net amortization expense of $1,798,959, $1,734,256, and $282,725 is included as a reduction to rental income in the accompanying 2012, 2011, and 2010 consolidated statements of operations, respectively. Estimated net amortization expense for the next five years and thereafter is as follows:

Year:
2013	$1,441,673
2014	1,258,721
2015	1,239,448
2016	1,148,190
2017	812,698
Thereafter	2,652,660

$8,553,390

The results of operations for the acquired properties have been included in operating income in the accompanying consolidated statements of operations since the date of contribution or acquisition.

Fair Value Measurements

The fair value estimates used in allocating the aggregate purchase price of each acquisition and contribution among the individual components of real estate assets and liabilities were determined primarily through calculating the “as if vacant” value of each building, using the income approach, and relied significantly upon internally determined assumptions. The Company determined these estimates to have been primarily based upon Level 3 inputs, which are unobservable inputs based on the Company’s assumptions. The most significant assumptions utilized in these estimates, for 2011 acquisitions, are summarized as follows:

Discount rate	9.70% –10.20%
Capitalization rate	6.85% –10.80%
Lease-up period	18 months
Net rental rate per square foot	$10.25 – 34.50

DUKE/HULFISH, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012 and 2011

(4) Related Party Transactions

The following summarizes the significant arrangements with entities affiliated with DRLP that provide services to the Company:

¡

Management and accounting services are provided for a fee equal to the greater of (1) 2% of the base rent under each lease or (2) the amount of property management fees recoverable from a tenant as additional rent under its lease, as defined. Other professional services are provided for a fee at established hourly rates. These fees amounted to $3,568,760, $3,139,169, and $1,020,105 for the years ended December 31, 2012, 2011, and 2010, respectively, and are included in property management fees and general and administrative expenses in the accompanying consolidated statements of operations.

¡

Maintenance services are provided for a fee based on established hourly rates, which amounted to $2,025,740, $1,556,224, and $252,923 for the years ended December 31, 2012, 2011, and 2010, respectively, and are included in rental expenses in the accompanying consolidated statements of operations.

¡

Administration is provided for a fee equal to 15 basis points (0.15%) per annum of the stated value of the properties owned by the Company or its subsidiaries. These fees amounted to $1,540,769, $1,373,170, and $681,603 for the years ended December 31, 2012, 2011, and 2010, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

¡

Pursuant to the management agreement, DRLP obtains insurance from an affiliate on behalf of the Company. Amounts incurred for insurance premiums were $2,198,653, $2,014,078, and $858,759 for the years ended December 31, 2012, 2011, and 2010, respectively, and are included in rental expenses in the accompanying consolidated statements of operations.

¡

Leasing costs are provided for a fee by an affiliate of DRLP based on the gross lease value of new leases. These fees amounted to $694,310, $1,187,561, and $297,591 for the years ended December 31, 2012, 2011, and 2010, respectively and are capitalized into deferred leasing costs in the accompanying consolidated balance sheets.

¡

Construction management services for tenant improvement costs and expansion projects are provided for a fee of 10% of hard costs, which amounted to $630,110, $1,538,224, and $1,048,442 in 2012, 2011, and 2010, respectively, and are capitalized into net investment property in the accompanying consolidated balance sheets.

¡

Development services are provided for a fee of 4% of defined project costs, which amounted to $0, $624,619, and $461,314 in 2012, 2011, and 2010, respectively, and are capitalized into net investment property in the accompanying consolidated balance sheets.

¡

A payable of $675,507 and $266,433 for operating expenses and administration fees due to DRLP or its affiliates is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2012 and 2011, respectively.

(5) Indebtedness

In 2008, the Company entered into seven mortgage notes with 40/86 Mortgage Capital, Inc. (40/86) totaling $150,000,000, which are secured by seven properties contributed in 2008. These mortgage notes bear interest at a fixed rate of 5.58% per annum and provide for monthly interest only payments through October 1, 2013 ($99,200,000) and January 1, 2014, ($50,800,000) at which time all remaining unpaid interest and principal are due.

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

On March 24, 2011, the Company entered into a six month unsecured credit facility (The Facility) with Wells Fargo for $275,000,000. The Facility required interest only payments of LIBOR plus 2.5%. On March 24, 2011, the Company borrowed $275,000,000 to fund the acquisition of the Tranche 2 and Tranche 3 properties discussed in note 1. The Facility was paid off in connection with the mortgage note borrowings discussed below, as well as cash contributions from CSP and DRLP of $31,200,000 and $7,800,000, respectively.

DUKE/HULFISH, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012 and 2011

On August 8, 2011, the Company entered into two mortgage notes with Woodman of the World Life Insurance Society totaling $14,425,000. These mortgage notes bear interest at a fixed rate of 5% per annum and provide for monthly interest and principal payments based on a 25 year amortization period through September 1, 2021, at which time all remaining unpaid interest and principal are due. These notes are secured by one property that was contributed in 2008 and one property that was acquired during 2011.

On August 16, 2011, the Company entered into a loan agreement for three notes with Wells Fargo Bank National Association (Wells Fargo) totaling $43,400,000. One mortgage note totals $24,700,000 and bears interest at LIBOR plus 2% per annum, which was effectively fixed at 3.78% through an interest rate swap agreement (note 2), and provides for monthly interest and principal payments based on a 20 year amortization period through May 31, 2018, at which time all remaining unpaid interest and principal are due. This mortgage note was secured by one property acquired during 2011. A second mortgage note totals $11,800,000 and bears interest at LIBOR plus 2% per annum, which was effectively fixed at 3.41% through an interest rate swap agreement (note 2), and provides for monthly interest and principal payments based on a 25 year amortization period through December 6, 2016, at which time all remaining unpaid interest and principal are due. This mortgage note was secured by one property acquired during 2010. A third mortgage note totals $6,900,000 and bears interest at LIBOR plus 2% per annum, which was effectively fixed at 3.95% through an interest rate swap agreement (note 2), and provides for monthly interest and principal payments based on a 25 year amortization period through January 31, 2019, at which time all remaining unpaid interest and principal are due. This mortgage note was secured by one property acquired during 2010.

On August 25, 2011, the Company entered into two mortgage notes with Principal Life Insurance Company totaling $25,000,000. One mortgage note totals $11,000,000 and bears interest at a fixed rate of 4.42% per annum and provides for monthly interest and principal payments based on a 30 year amortization period through September 1, 2021, at which time all remaining unpaid interest and principal are due. A second mortgage note totals $14,000,000 and bears interest at a fixed rate of 3.98% per annum and provides for monthly interest and principal payments based on a 25 year amortization period through September 1, 2018, at which time all remaining unpaid interest and principal are due. These notes are secured by two properties acquired during 2010.

On September 12, 2011, the Company entered into five mortgage notes with John Hancock Life Insurance Company totaling $156,250,000. These mortgage notes bear interest at a fixed rate of 5.24% per annum and provide for monthly interest and principal payments based on a 30 year amortization period through October 1, 2021, at which time all remaining unpaid interest and principal are due. These mortgage notes are secured by eleven properties acquired during 2011 and 2010.

Each member has confirmed to the Company that it will provide its respective pro-rata share of financial support necessary to satisfy the Company’s debt service requirements as they come due until at least January 1, 2014. The Company is in compliance with the terms of all of the mortgage notes at December 31, 2012 and 2011.

At December 31, 2012, the future minimum principal payments of mortgage notes payable are as follows:

Year:
2013	$105,539,104
2014	57,377,194
2015	90,370,088
2016	15,237,225
2017	5,038,362
Thereafter	198,808,121

$472,370,094

Interest capitalized amounted to $0, $438,167, and $110,000 in 2012, 2011, and 2010, respectively.

The Company has estimated the fair value of the mortgage notes to be approximately $498,100,000 and $501,400,000 at December 31, 2012 and 2011, respectively. The estimated fair value has been determined by the Company using available market information and a discounted cash flow methodology using interest rates that range from 3.2% to 3.5% at December 31, 2012 and 3.1% to 4.0% at December 31, 2011. Considerable judgment is required in interpreting market data to develop the estimates of fair

DUKE/HULFISH, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012 and 2011

value. The current market rate the Company utilized was internally estimated; therefore, the Company concluded its determination of the fair value of its fixed rate secured debt was primarily based upon Level 3 inputs (as described in note 2) for the year ended December 31, 2012 and 2011. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the liability. The use of different assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

The following table summarizes the book value and changes in the fair value of the Company’s mortgage notes for the year ended December 31, 2012:

	Book value at December 31, 2011	Book value at December 31, 2012	Fair value at December 31, 2011	Issuances	Payoffs	Adjustments to fair value	Fair value at December 31, 2012
Mortgage notes	$478,482,275	472,370,094	501,400,000	—	(6,112,181)	2,812,181	498,100,000

(6) Leasing Activity

The Company leases its operating properties to tenants under agreements that are classified as operating leases. At December 31, 2012, future minimum receipts from tenants on leases for each of the next five years and thereafter are as follows:

Year:
2013	$93,180,648
2014	93,789,553
2015	93,024,606
2016	84,240,940
2017	75,412,173
Thereafter	186,103,296

$625,751,216

In addition to minimum rents, certain leases require reimbursements of specified operating expenses, which amounted to $28,955,803, $23,773,780, and $7,534,312 for the years ended December 31, 2012, 2011 and 2010, respectively, and are included in contractual rental income in the accompanying consolidated statements of operations.

One tenant occupies 26% of the Company’s 11 million total square feet in three buildings. This tenant accounts for approximately 18% of future minimum receipts.

(7) Members’ Equity

Operating and Financing Distributions

The Company pays operating distributions to its members in accordance with the provisions of the Agreement dated May 5, 2008 and amended and restated December 17, 2010. The Agreement provides the Members a first tier return equal to 6.25% per annum of the Members’ Unrecovered Capital, as defined, which shall be paid quarterly to the extent cash is available. CSP has priority over DRLP for payment of first tier returns. To the extent any first tier return is not paid, it shall accumulate and compound with interest on the unpaid amount at the first tier rate.

If the first tier return is paid, then available cash shall be paid pro rata to the Members until the Members have received a return of their Unrecovered Capital. Once the Members have received the return of their Unrecovered Capital, then the balance is distributed to the Members in accordance with their membership interests (80% to CSP and 20% to DRLP).

The primary distinction between the Members is the distribution priority and voting rights. CSP has priority on distributions and has greater voting rights than DRLP. However, all Major Decisions, as defined in the Agreement, require unanimous consent of all members of the Company’s executive committee, which includes representation by the Members.

In addition, the Agreement provides for distributions of Net Capital Transaction Proceeds, as defined. Net Capital Transaction Proceeds are distributed first to members who have made priority loans. Proceeds would then be allocated to the Members in proportion to their Unrecovered Capital balances, which is 80% and 20% to CSP and DRLP, respectively. Excess proceeds would then be allocated to CSP until those distributions equal CSP’s cumulative First Tier Return (6.25%) from the inception of the Company to the date of such distribution; then to DRLP until the distributions equal DRLP’s cumulative First Tier Return (6.25%) from the inception of the Company to the date of such distribution; then to the Members in accordance with their percentage membership interests until the cumulative distributions received by CSP equal an amount needed to attain a 10% internal rate of return for CSP. The balance would then be allocated 25% to DRLP and 75% to CSP.

DUKE/HULFISH, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2012 and 2011

In connection with the November 2010 financing discussed in note 5, proceeds from debt financing of $72,888,331 and $18,222,083 were distributed to CBOP and DRLP, respectively, during 2010 and are reflected as a reduction of CBOP’s and DRLP’s equity at December 31, 2010.

Operating proceeds of $12,720,000 and $3,180,000 were distributed to CBOP and DRLP, respectively, for the year ended December 31, 2010. In addition, operating distributions of $10,640,000 and $2,660,000 to CBOP and DRLP, respectively, were declared in 2010 and recontributed to the Company in order to fund development costs. The Company is treating these non-cash amounts as distributions and contributions in the accompanying consolidated 2010 Statement of Members’ Equity.

During 2011, CSP and DRLP made contributions of $31,200,000 and $7,800,000, respectively, in order to cover the shortfall between the payoff of The Facility and the 2011 mortgage note borrowings (note 5). These contributions are reflected as an increase to CSP’s and DRLP’s equity at December 31, 2011.

Operating proceeds of $16,960,000 and $4,240,000 were distributed to CSP and DRLP, respectively, for the year ended December 31, 2011. In addition, operating distributions of $25,364,095 and $6,341,025 to CSP and DRLP, respectively, were declared in 2011 and recontributed to the Company in order to fund development costs. The Company is treating these non-cash amounts as capital distributions and capital contributions in the accompanying consolidated 2011 Statement of Members’ Equity.

During 2012, CSP and DRLP made capital contributions of $994,080 and $248,520, respectively, to fund capital reserve requirements for the Wells Fargo notes. Also, operating proceeds of $32,080,000 and $8,020,000 were distributed to CSP and DRLP, respectively, for the year ended December 31, 2012. In addition, operating distributions of $697,014 and $174,253 to CSP and DRLP, respectively, were declared in 2012 and recontributed to the Company in order to fund development costs. The Company is treating these non cash amounts as capital distributions and capital contributions in the accompanying consolidated 2012 Statement of Members’ Equity.

As of December 31, 2012, 2011, and 2010, there were no unpaid and accumulated first tier returns due to CSP or DRLP.

Liquidation Distributions and Allocation of Net Income

Net income is allocated to the partners based on how proceeds would be allocated in connection with a hypothetical liquidation of the Company at book value. Proceeds would first be allocated to the Members in proportion to their Unrecovered Capital balances, which is 80% and 20% to CSP and DRLP, respectively. Excess proceeds would then be allocated to CSP until those distributions equal CSP’s cumulative First Tier Return (6.25%) from the inception of the Company to the date of such distribution; then to DRLP until the distributions equal DRLP’s cumulative First Tier Return (6.25%) from the inception of the Company to the date of such distribution; then to the Members in accordance with their percentage membership interests until the cumulative distributions received by CSP equal an amount needed to attain a 10% internal rate of return for CSP. The balance would then be allocated 25% to DRLP and 75% to CSP.

In connection with the amended and restated Agreement, the Agreement provides for a call option that upon the occurrence of a Trigger Event, as defined, CSP may elect to acquire DRLP’s interest in the Company. The call price would be based on the average of each of the Members’ qualified appraiser’s written appraisals for the fair market value of the real estate properties if the appraisals are within 10% of the lower fair market value. If the appraisals are not within 10% of the lower fair market value, then a third appraisal is performed and the call price is calculated in accordance with the provisions of the Agreement.

(8) Subsequent Event

On March 1, 2013, the Company’s ownership interest in certain special purpose entities holding 16 office buildings and one industrial building, totaling 3.3 million square feet and valued at approximately $493,000,000, was distributed to the members in accordance with their membership interests.

The Company has evaluated subsequent events through March 1, 2013, and did not identify any additional items requiring disclosure.

DUKE/HULFISH, LLC AND SUBSIDIARIES

Properties and Accumulated Depreciation

December 31, 2012

(In thousands)

	Initial cost to the joint venture
Property	Year acquired	Encumbrances, net	Land	Site improvements	Building and improvements	Tenant improvements	Total Acq.	Improvements subsequent to purchase date	December 31, 2012 total cost	Accumulated depreciation and amortization
Buckeye Logistics Center	2008	20,000	$3,850	3,575	25,108	6,651	39,184	20,431	59,615	(7,889)
Aspen Corporate Center 500	2008	21,200	2,889	2,876	21,223	7,089	34,077	(121)	33,956	(6,053)
All Points at Anson Bldg. 1	2008	17,000	1,381	4,228	20,029	5,618	31,256	18,425	49,681	(6,886)
201 Sunridge Blvd.	2008	19,400	5,310	2,304	21,136	934	29,684	(10)	29,674	(3,298)
12200 President’s Court	2008	21,600	6,064	5,985	21,836	776	34,661	—	34,661	(4,348)
All Points Midwest Bldg. 1	2008	24,000	3,370	6,720	33,769	3,889	47,748	—	47,748	(6,748)
125 Enterprise Parkway	2008	26,800	1,915	2,053	36,909	3,008	43,885	—	43,885	(5,475)
Fairfield Distribution Ctr. IX	2009	4,554	443	1,438	4,414	875	7,170	—	7,170	(946)
Celebration Office Center III	2009	9,173	1,470	1,659	9,138	3,028	15,295	—	15,295	(2,816)
1400 Ravello Drive	2009	8,207	1,645	404	7,540	3,182	12,771	13	12,784	(1,917)
Northpoint III	2009	10,621	809	1,213	11,147	3,255	16,424	—	16,424	(2,018)
Goodyear Crossing Ind. Park II	2009	20,277	2,940	3,920	24,223	8,977	40,060	—	40,060	(5,414)
1400 Perimeter Park Drive	2010	2,414	346	320	2,892	865	4,423	88	4,511	(444)
3900 N. Paramount Parkway	2010	7,966	612	564	8,532	2,403	12,111	29	12,140	(1,181)
3900 S. Paramount Parkway	2010	7,966	612	564	9,790	2,836	13,802	—	13,802	(1,335)
RT Miramar I (Devry)	2010	9,462	3,350	1,155	7,375	716	12,596	942	13,538	(1,083)
RT Miramar II-Royal Caribbean	2010	12,745	4,500	1,255	14,079	836	20,670	507	21,177	(1,719)
McAuley Place	2010	13,581	1,420	951	21,897	850	25,118	560	25,679	(1,470)
Easton III	2010	6,652	2,002	651	10,246	2,147	15,046	25	15,071	(1,144)
533 Maryville Centre	2010	13,271	1,768	305	16,609	48	18,730	(48)	18,682	(875)
555 Maryville Centre	2010	10,823	1,765	429	13,371	152	15,717	202	15,919	(742)
Point West I	2010	11,366	949	2,313	13,247	6,479	22,988	—	22,988	(3,130)
Regency Creek I	2010	11,064	1,542	1,619	12,677	2,251	18,089	—	18,089	(1,501)
Sam Houston Crossing One	2010	10,774	1,855	1,766	10,107	4,189	17,917	5	17,922	(2,070)
One Easton Oval	2011	—	1,538	231	9,154	44	10,967	1,455	12,421	(550)
Two Easton Oval	2011	—	1,532	230	8,490	222	10,474	592	11,066	(582)
Norman Pointe I	2011	20,830	4,000	1,015	28,283	1,343	34,641	100	34,741	(1,852)
Norman Pointe II	2011	22,933	3,460	1,884	23,478	7,916	36,738	74	36,812	(5,976)
Weston Pointe I	2011	9,270	2,750	578	11,393	508	15,229	296	15,525	(893)
Weston Pointe II	2011	11,179	2,328	489	13,935	973	17,725	332	18,057	(1,043)
Weston Pointe III	2011	11,278	2,328	489	15,493	358	18,668	276	18,944	(892)
Weston Pointe IV	2011	13,512	2,296	689	15,266	3,008	21,259	49	21,307	(1,402)
One Conway Park	2011	—	2,243	188	10,306	464	13,201	683	13,884	(807)
West Lake at Conway	2011	9,497	2,253	1,261	8,387	1,757	13,658	721	14,379	(1,309)
Landings Building I	2011	15,676	1,500	1,365	16,126	5,696	24,687	49	24,736	(1,789)
Landings Building II	2011	13,827	1,500	1,913	15,441	2,618	21,472	80	21,552	(1,706)
Atrium I	2011	23,452	3,580	537	30,800	—	34,917	121	35,038	(1,445)

		472,370	$84,115	59,136	583,846	95,961	823,058	45,877	868,935	(90,747)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMBERS STREET PROPERTIES

Date: March 22, 2013	By:	/S/ MARTIN A. REID
	Name:	Martin A. Reid
	Title:	Chief Financial Officer

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and trustees of Chambers Street Properties hereby severally constitute Jack A. Cuneo and Martin A. Reid, and each of them singly, our true and lawful attorneys and with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and trustees to enable Chambers Street Properties to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JACK A. CUNEO Jack A. Cuneo	President, Chief Executive Officer and Trustee, (Principal Executive Officer)	March 22, 2013

/S/ CHARLES E. BLACK Charles E. Black	Chairman of the Board and Trustee	March 22, 2013

/S/ LOUIS P. SALVATORE Louis P. Salvatore	Trustee	March 22, 2013

/S/ JAMES M. ORPHANIDES James M. Orphanides	Trustee	March 22, 2013

/S/ MARTIN A. REID Martin A. Reid	Executive Vice President, Chief Financial Officer, Secretary and Trustee (Principal Financial and Accounting Officer)	March 22, 2013

EXHIBIT INDEX

Exhibit No.

3.1	Second Amended and Restated Declaration of Trust of CB Richard Ellis Realty Trust (Previously filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-127405) filed September 13, 2006 and incorporated herein by reference).

3.2	Articles of Amendment of Declaration of Trust of CB Richard Ellis Realty Trust (Previously filed as exhibit 3.1 to the current report on Form 8-K (File No. 000-53200) filed June 22, 2009 and incorporated herein by reference).

3.3	Second Articles of Amendment to the Second Amended and Restated Declaration of Trust of CB Richard Ellis Realty Trust (Previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File 000-53200) filed June 22, 2012 and incorporated herein by reference).

3.4	Third Amended and Restated Bylaws of Chambers Street Properties (Previously filed as Exhibit 3.2 to the Current Report on Form 8-K (File 000-53200) filed June 22, 2012 and incorporated herein by reference).

4.1	Second Amended and Restated Dividend Reinvestment Plan (Previously filed as Exhibit 10.6 to the Current Report on Form 8-K (File 000-53200) filed July 5, 2012 and incorporated herein by reference).

4.2	Amended and Restated Share Redemption Program (Previously filed as Exhibit 4.2 to Current Report on Form 8-K (File No. 000-53200) filed on February 3, 2012 and incorporated herein by reference).

10.1	Amended and Restated 2004 Equity Incentive Plan (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File 000-53200) filed July 5, 2012 and incorporated herein by reference).

10.2	Amended and Restated 2004 Performance Bonus Plan (Previously filed as Exhibit 10.4 to the Current Report on Form 8-K (File 000-53200) filed July 5, 2012 and incorporated herein by reference).

10.3	Third Amended and Restated Agreement of Limited Partnership, by and among CB Richard Ellis Realty Trust and the limited partners named therein, dated April 27, 2012 (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File 000-53200) filed April 30, 2012 and incorporated herein by reference).

10.4	Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership, by and among Chambers Street Properties and the limited partners named therein, entered into as of July 1, 2012 (Previously filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q (File 000-53200) filed August 14, 2012 and incorporated herein by reference).

10.5	Form of Amended and Restated Indemnification Agreement (Previously filed as Exhibit 10.18 to Pre-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-127405) filed September 13, 2006 and incorporated herein by reference).

10.6	Credit Agreement, dated August 30, 2007, by and among CBRE Operating Partnership, L.P. and CBRERT Carolina TRS, Inc., as borrowers, CB Richard Ellis Realty Trust, Bank of America, N.A. as Administrative Agent, and the other lenders thereto (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-127405) filed September 5, 2007 and incorporated herein by reference).

10.7	Contribution Agreement, dated May 5, 2008, by and among Duke Realty Limited Partnership, Duke/Hulfish, LLC and CBRE Operating Partnership, L.P. (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-53200) filed May 6, 2008 and incorporated herein by reference).

10.8	Duke/Hulfish, LLC Limited Liability Company Agreement, by and among CBRE Operating Partnership, L.P. and Duke Realty Limited Partnership, dated June 12, 2008 (Previously filed as Exhibit 10.3 to Form 10-Q (File No. 000-53200) filed November 14, 2008 and incorporated herein by reference).

10.9	First Amendment to the Contribution Agreement, by and between Duke Realty Limited Partnership, Duke/Hulfish LLC and CBRE Operating Partnership, L.P. dated September 12, 2008 (Previously filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 000-53200) filed November 14, 2008 and incorporated herein by reference).

10.10	Side Letter, between CB Richard Ellis Realty Trust, CB Richard Ellis Investors and CBRE Advisors LLC dated February 12, 2009 (Previously filed as Exhibit 1.2 to the Current Report on Form 8-K (File No. 000-53200) filed February 18, 2009 and incorporated herein by reference).

10.11	Side Letter between CB Richard Ellis Realty Trust and CNL Securities Corp. dated February 12, 2009 (Previously filed as Exhibit 1.3 to the Current Report on Form 8-K (File No. 000-53200) filed February 18, 2009 and incorporated herein by reference).

Exhibit No.

10.12	Shareholders’ Agreement by and among Goodman Europe Development Trust, RT Princeton CE Holdings, LLC and Goodman Princeton Holdings (LUX) S.À R.L., dated June 10, 2010 (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-53200) filed August 13, 2010 and incorporated herein by reference).

10.13	Shareholders’ Agreement by and among Goodman Jersey Holdings Trust, RT Princeton UK Holdings, LLC and Goodman Princeton Holdings (Jersey) Limited, dated June 10, 2010 (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-53200) filed August 13, 2010 and incorporated herein by reference).

10.14	Agreement of Sale, by and among 70 Hudson Street, L.L.C., 70 Hudson Street Urban Renewal Associates, L.L.C. and RT 70 Hudson, LLC dated October 15, 2010 (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File 000-53200) filed November 12, 2010 and incorporated herein by reference).

10.15	Agreement of Sale, by and among 90 Hudson Street, L.L.C., 90 Hudson Street Urban Renewal Associates, L.L.C. and RT 90 Hudson, LLC dated October 15, 2010 (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File 000-53200) filed November 12, 2010 and incorporated herein by reference).

10.16	Agreement for Purchase and Sale of Real Property, by and between AOL Inc. and RT Pacific Blvd, LLC, dated October 29, 2010 (Previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File 000-53200) filed November 12, 2010 and incorporated herein by reference).

10.17	Purchase and Sale Agreement, by and among Duke Realty Limited Partnership, Duke Secured Financing 2009-1PAC, LLC, Duke Realty Ohio and Duke/Princeton, LLC, dated December 17, 2010 (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File 000-53200) filed December 23, 2010 and incorporated herein by reference).

10.18	Duke/Hulfish, LLC Amended and Restated Limited Liability Company Agreement, by and among CBRE Operating Partnership, L.P. and Duke Realty Limited Partnership, dated December 17, 2010 (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File 000-53200) filed December 23, 2010 and incorporated herein by reference).

10.19	Loan Agreement dated March 24, 2011, between Duke/Hulfish, LLC and Wells Fargo Bank, National Association (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K/A (File No. 000-53200) filed March 29, 2011 and incorporated herein by reference).

10.20	Assumption of Mortgage and Security Agreement by and among U.S. Bank National Association, as trustee, as successor-in-interest to Bank of America, National Association, as successor by merger to LaSalle Bank National Association, as trustee for the registered holders of LB-UBS Commercial Mortgage Trust 2006-C4, Commercial Mortgage Pass-through Certificates, Series 2006-C4, 70 Hudson Street L.L.C., 70 Hudson Street Urban Renewal Associates, L.L.C., Hartz Financial Corp., RT 70 Hudson Street LLC, RT 70 Hudson Street Urban Renewal, LLC, CBRE Operating Partnership, L.P., and CB Richard Ellis Realty Trust dated April 11, 2011 (Previously filed as Exhibit 10.36 to Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 (File No. 333-152653) filed on April 21, 2011 and incorporated herein by reference).

10.21	Loan Agreement, by and between 70 Hudson Street L.L.C., 70 Hudson Street Urban Renewal Associates, L.L.C. and Lehman Brothers Bank, FSB dated April 11, 2006 (Previously filed as Exhibit 10.37 to Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 (File No. 333-152653) filed on April 21, 2011 and incorporated herein by reference).

10.22	Loan Assumption and Modification Agreement, by and among RT 90 Hudson, LLC and 90 Hudson Street L.L.C. and Teachers Insurance and Annuity Association of America dated April 11, 2011 (Previously filed as Exhibit 10.38 to Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 (File No. 333-152653) filed on April 21, 2011 and incorporated herein by reference).

10.23	Promissory Note, by and between Teachers Insurance and Annuity Association of America and 90 Hudson Street L.L.C. dated April 11, 2006 (Previously filed as Exhibit 10.39 to Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 (File No. 333-152653) filed on April 21, 2011 and incorporated herein by reference).

10.24	Omnibus Amendment to Loan Documents, by and between RT 90 Hudson, LLC and Teachers Insurance and Annuity Association of America dated July 14, 2011 (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File 000-53200) filed August 15, 2011 and incorporated herein by reference).

10.25	Amended and Restated Promissory Note, by and between RT 90 Hudson, LLC and Teachers Insurance and Annuity Association of America dated July 14, 2011 (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File 000-53200) filed August 15, 2011 and incorporated herein by reference).

Exhibit No.

10.26	Transition to Self-Management Agreement, by and among CB Richard Ellis Realty Trust, CBRE Operating Partnership, L.P., CBRE Global Investors, LLC and CBRE Advisors LLC, dated April 27, 2012 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File 000-53200) filed April 30, 2012 and incorporated herein by reference).

10.27	Transitional Services Agreement, by and among Chambers Street Properties, CSP Operating Partnership, LP and CBRE Advisors LLC, dated July 1, 2012 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File 000-53200) filed July 5, 2012 and incorporated herein by reference).

10.28	Indemnification Agreement with Louis P. Salvatore (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File 000-53200) filed July 5, 2012 and incorporated herein by reference).

10.29	Amended and Restated Form of Share Award Agreement (Previously filed as Exhibit 10.5 to the Current Report on Form 8-K (File 000-53200) filed July 5, 2012 and incorporated herein by reference).

10.30	Credit Agreement, dated September 13, 2012, by and among CSP Operating Partnership, LP as Borrower, Chambers Street Properties, as Parent, Wells Fargo Bank, National Association as Administrative Agent, the financial institutions party thereto as Lenders, Wells Fargo Securities, LLC, RBC Capital Markets, as Joint Lead Arrangers and Joint Bookrunners, Royal Bank of Canada, as Syndication Agent and each of Bank of Montreal, Barclays Bank PLC, JPMorgan Chase Bank, N.A., Regions Bank and TD Bank, N.A. as a Documentation Agent (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File 000-53200) filed September 19, 2012 and incorporated herein by reference).

10.31	Employment Agreement by and among Chambers Street Properties, CSP Operating Partnership, LP and Jack A. Cuneo (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File 000-53200) filed October 1, 2012 and incorporated herein by reference).

10.32	Employment Agreement by and among Chambers Street Properties, CSP Operating Partnership, LP and Philip L. Kianka (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File 000-53200) filed October 1, 2012 and incorporated herein by reference).

10.33	Employment Agreement by and among Chambers Street Properties, CSP Operating Partnership, LP and Martin A. Reid (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File 000-53200) filed October 1, 2012 and incorporated herein by reference).

10.34	Form of Restricted Share Award Agreement (Previously filed as Exhibit 10.4 to the Current Report on Form 8-K (File 000-53200) filed October 1, 2012 and incorporated herein by reference).

10.35	Omnibus Agreement, by and between Duke Realty Limited Partnership and CSP Operating Partnership, LP dated January 29, 2013 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File 000-53200) filed January 31, 2013 and incorporated herein by reference).

10.36	First Amendment to the Amended and Restated Limited Liability Company Agreement of Duke/Hulfish, LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File 000-53200) filed March 7, 2013 and incorporated herein by reference).

10.37	First Amendment to Credit Agreement, dated March 7, 2013, by and among CSP Operating Partnership, LP as Borrower, Chambers Street Properties, as Parent, Wells Fargo Bank, National Association, as Administrative Agent, the financial institutions party thereto as Lenders, Wells Fargo Bank, National Association, Bank of Montreal, Barclays Bank PLC, JPMorgan Chase Bank, N.A., Regions Bank, TD Bank, Citibank, N.A., Union Bank, N.A., PNC Bank, National Association, RBS Citizens, N.A. U.S. Bank National Association, and Goldman Sachs Bank USA (previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File 000-53200) filed on March 13, 2013 and incorporated herein by reference).

10.38	Term Loan Agreement, dated March 7, 2013, by and among CSP Operating Partnership, LP as Borrower, Chambers Street Properties, as Parent, Wells Fargo Bank, National Association, as Administrative Agent, the financial institutions party thereto as Lenders, Wells Fargo Bank, National Association, Bank of Montreal, JPMorgan Chase Bank, N.A. Regions Bank, Union Bank, N.A., PNC Bank, National Association, RBS Citizens, N.A. and U.S. Bank National Association (previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File 000-53200) filed on March 13, 2013 and incorporated herein by reference).

21.1	List of Subsidiaries of Chambers Street Properties, filed herewith.

23.1	Consent of Deloitte & Touche LLP, filed herewith.

23.2	Consent of KPMG LLP, filed herewith.

Exhibit No.

24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101*	The following materials from Chambers Street Properties’ Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Shareholders’ Equity and Non-Controlling Interest and (v) the Notes to the Condensed Consolidated Financial Statements, furnished herewith.

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