Form 10-Q
period 2013-03-31
CHAMBERS STREET PROPERTIES
filed 2013-05-15
CIK 1297587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the registrant’s common shares, $0.01 par value, was 248,949,449 as of May 15, 2013.

CHAMBERS STREET PROPERTIES

PART I.

FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CHAMBERS STREET PROPERTIES

Condensed Consolidated Balance Sheets

as of March 31, 2013 and December 31, 2012 (unaudited)

(In Thousands, Except Share Data)

	March 31, 2013	December 31, 2012
ASSETS
Investments in Real Estate:
Land	$442,554	$378,806
Site Improvements	204,611	181,816
Buildings and Improvements	1,457,312	1,091,639
Tenant Improvements	134,413	80,679

	2,238,890	1,732,940
Less: Accumulated Depreciation and Amortization	(145,719)	(132,129)

Net Investments in Real Estate	2,093,171	1,600,811
Investments in Unconsolidated Entities	365,625	515,829
Construction In Progress and Other Assets—Variable Interest Entity	0	76,826
Cash and Cash Equivalents	66,692	107,355
Restricted Cash	14,786	10,998
Accounts and Other Receivables, Net of Allowance of $728 and $11, respectively	6,281	6,675
Deferred Rent	27,093	25,210
Acquired Above-Market Leases, Net of Accumulated Amortization of $25,698 and $23,364, respectively	50,225	31,855
Acquired In-Place Lease Value, Net of Accumulated Amortization of $97,239 and $89,943, respectively	224,502	162,558
Deferred Financing Costs, Net of Accumulated Amortization of $10,175 and $9,502, respectively	9,428	8,322
Lease Commissions, Net of Accumulated Amortization of $1,932 and $1,705, respectively	4,476	4,645
Other Assets	4,598	3,778

Total Assets	$2,866,877	$2,554,862

LIABILITIES, NON-CONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
LIABILITIES
Notes Payable, Less Discount of $1,925 and $2,113, plus Premium of $21,387 and $7,555, respectively	$718,077	$492,944
Note Payable at Fair Value	8,719	9,288
Loans Payable	320,044	265,000
Security Deposits	2,216	1,811
Accounts Payable, Accrued Expenses and Other Liabilities	50,353	24,531
Accounts Payable and Accrued Expenses and Prepaid Rent—Variable Interest Entity	0	24,531
Acquired Below-Market Leases, Net of Accumulated Amortization of $20,016 and $19,077, respectively	34,889	24,582
Above-Market Ground Leases, Obligation, Net of Accumulated Amortization of $106 and $89, respectively	1,394	1,412
Property Management Fee Payable to Related Party	275	384
Investment Management Fee Payable to Related Party	3,945	10,700
Distributions Payable	37,272	37,418
Interest Rate Swaps at Fair Value—Non-Qualifying Hedge	3,907	423
Interest Rate Swap at Fair Value—Qualifying Hedges	824	1,015

Total Liabilities	1,181,915	894,039
COMMITMENTS AND CONTINGENCIES (NOTE 17)

NON-CONTROLLING INTERESTS
Operating Partnership Units	2,464	2,464
Class B Interest	200	200
Non-Controlling Interest—Variable Interest Entity	0	826
SHAREHOLDERS’ EQUITY
Common Shares of Beneficial Interest, $0.01 par value, 990,000,000 shares authorized; 249,007,366 and 249,664,156 issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	2,484	2,494
Additional Paid-in-Capital	2,194,258	2,203,888
Accumulated Deficit	(495,728)	(540,462)
Accumulated Other Comprehensive Loss	(18,716)	(8,587)

Total Shareholders’ Equity	1,682,298	1,657,333

Total Liabilities, Non–Controlling Interests and Shareholders’ Equity	$2,866,877	$2,554,862

See accompanying notes to condensed consolidated financial statements.

CHAMBERS STREET PROPERTIES

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

(In Thousands, Except Share Data)

	Three Months Ended March 31,
	2013	2012
REVENUES
Rental	$44,040	$35,319
Tenant Reimbursements	9,912	8,080

Total Revenues	53,952	43,399

EXPENSES
Operating and Maintenance	5,786	5,107
Property Taxes	7,474	5,376
Interest	9,304	8,756
General and Administrative	5,136	2,166
Property Management Fee to Related Party	234	382
Investment Management Fee to Related Party	500	5,962
Acquisition Expenses	1,841	1,379
Depreciation and Amortization	22,004	17,976
Transition Costs	35	0

Total Expenses	52,314	47,104

OTHER INCOME AND EXPENSES
Interest and Other Income	207	1,061
Net Settlement Payments on Interest Rate Swaps	(343)	(161)
(Loss) Gain on Interest Rate Swaps	(917)	125
Loss on Note Payable at Fair Value	(25)	(35)

Total Other Income and (Expenses)	(1,078)	990

INCOME (LOSS) BEFORE (PROVISION) BENEFIT FOR INCOME TAXES AND EQUITY IN INCOME OF UNCONSOLIDATED ENTITIES	560	(2,715)
(PROVISION) BENEFIT FOR INCOME TAXES	(69)	18
EQUITY IN INCOME OF UNCONSOLIDATED ENTITIES	4,364	542
GAIN ON CONVERSION OF EQUITY INVESTMENT TO CONTROLLING INTEREST	77,235	0

NET INCOME (LOSS)	82,090	(2,155)

Net (Income) Loss Attributable to Non-Controlling Operating Partnership Units	(83)	2

NET INCOME (LOSS) ATTRIBUTABLE TO CHAMBERS STREET PROPERTIES SHAREHOLDERS	$82,007	$(2,153)

Basic and Diluted Net Income (Loss) Per Share Attributable to Chambers Street Properties Shareholders	$0.33	$(0.01)

Weighted Average Common Shares Outstanding—Basic and Diluted	248,477,507	244,849,110
Dividends Declared Per Share	$0.15	$0.15

See accompanying notes to condensed consolidated financial statements.

CHAMBERS STREET PROPERTIES

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

(In Thousands)

	Three Months Ended March 31,
	2013	2012
NET INCOME (LOSS)	$82,090	$(2,155)
Foreign Currency Translation (Loss) Gain	(9,141)	6,481
Swap Fair Value Adjustments	(988)	943

COMPREHENSIVE INCOME	71,961	5,269
Comprehensive Gain Attributable to Non-Controlling Operating Partnership Units	(73)	(5)

COMPREHENSIVE GAIN ATTRIBUTABLE TO CHAMBERS STREET PROPERTIES SHAREHOLDERS	$71,888	$5,264

See accompanying notes to condensed consolidated financial statements.

CHAMBERS STREET PROPERTIES

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

(In Thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$82,090	$(2,155)
Adjustments to Reconcile Net Income (Loss) to Net Cash Flows Provided by Operating Activities:
Equity in Income of Unconsolidated Entities	(4,364)	(542)
Distributions from Unconsolidated Entities	10,910	9,406
Loss (Gain) on Interest Rate Swaps	917	(125)
Loss on Note Payable at Fair Value	25	35
Gain on Conversion of Equity Investment to Controlling Interest	(77,235)	0
Depreciation and Amortization of Building and Improvements	14,135	10,619
Amortization of Deferred Financing Costs	673	468
Amortization of Acquired In-Place Lease Value	7,640	7,202
Amortization of Above and Below Market Leases	1,373	614
Amortization of Lease Commissions	229	155
Amortization of Premium on Notes Payable	(542)	(313)
Share Based Compensation	440	0
Changes in Assets and Liabilities:
Accounts and Other Receivables	394	(646)
Deferred Rent	(1,883)	(1,976)
Other Assets	(1,860)	(88)
Accounts Payable and Accrued Expenses	4,066	6,734
Investment and Property Management Fees Payable to Related Party	(6,864)	1,999

Net Cash Flows Provided By Operating Activities	30,144	31,387

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Real Property	(63,101)	(64,267)
Investments in Unconsolidated Entities	0	(10,764)
Restricted Cash	(3,788)	(275)
Lease Commissions	(68)	(529)
Improvements to Variable Interest Entity	(3,562)	0
Improvements to Investments in Real Estate	(2,539)	(10,258)

Net Cash Flows Used in Investing Activities	(73,058)	(86,093)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Common Shares—Public Offering	0	171
Proceeds from Additional Paid-in-Capital—Public Offering	0	171,085
Redemption of Common Shares	(26,912)	(9,451)
Payment of Offering Costs	0)	(20,250)
Payment of Distributions	(20,622)	(18,048)
Distribution to Non-Controlling Interest Operating—Partnership Units	(37)	(37)
Contribution from Non-Controlling Interest—Variable Interest Entity	0	140
Distribution to Non-Controlling Interest-Variable Interest Entity	(826)	0
Borrowings on Loans Payable	280,044	0
Principal Payment on Loans Payable	(225,000)	0
Proceeds from Notes Payable	0	0
Principal Payments on Notes Payable	(2,864)	(3,838)
Deferred Financing Costs	(1,641)	(480)
Security Deposits	406	42

Net Cash Flows Provided by Financing Activities	2,548	119,334

EFFECT OF FOREIGN CURRENCY TRANSLATION	(297)	15

Net (Decrease) Increase in Cash and Cash Equivalents	(40,663)	64,643
Cash and Cash Equivalents Beginning of Period	107,355	238,277

Cash and Cash Equivalents, End of the Period	$66,692	$302,920

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for Interest	$8,342	$8,659
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distributions Declared and Payable	$37,272	$36,726
Proceeds from Dividend Reinvestment Program	$16,796	$14,737
Duke joint venture Contribution/Distribution—Amazon Expansion	$19	$291
Notes Payable Assumed on the Acquisition of Real Estate	$216,011	$0
Share Awards Increase in APIC	$440	$0
Conversion of Duke joint venture Equity Investment to Controlling Interest	$139,738	$0
Accounts Payable and Accrued Expenses—Construction in Progress	$2,458	$2,960
Accrued Offering Costs	$0	$242

See accompanying notes to condensed consolidated financial statements.

CHAMBERS STREET PROPERTIES

Condensed Consolidated Statements of Equity

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

(In Thousands, Except Share Data)

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2013	249,664,156	$2,494	$2,203,888	$(540,462)	$(8,587)	$1,657,333
Net Income Attributable to Chambers Street Properties Shareholders	0	0	0	82,007	0	82,007
Other Comprehensive Loss	0	0	0	0	(10,129)	(10,129)
Net Contributions From Public Offering of Common Shares, $0.01 Par Value	1,768,084	17	16,779	0	0	16,796
Share-Based Compensation	413,925	0	440	0	0	440
Redemption of Common Shares	(2,838,799)	(27)	(26,885)	0	0	(26,912)
Adjustment to Record Non-Controlling Interest at Redemption Value	0	0	36	0	0	36
Distributions	0	0	0	(37,273)	0	(37,273)

Balance at March 31, 2013	249,007,366	$2,484	$2,194,258	$(495,728)	$(18,716)	$1,682,298

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2012	230,955,633	$2,309	$2,038,566	$(348,602)	$(23,664)	$1,668,609
Net Loss Attributable to Chambers Street Properties Shareholders	0	0	0	(2,153)	0	(2,153)
Other Comprehensive Income	0	0	0	0	7,417	7,417
Net Contributions From Public Offering of Common Shares, $0.01 Par Value	18,721,834	187	185,807	0	0	185,994
Costs Associated with Public Offering	0	0	(18,384)	0	0	(18,384)
Redemption of Common Shares	(1,026,527)	(10)	(9,441)	0	0	(9,451)
Adjustment to Record Non-Controlling Interest at Redemption Value	0	0	(32)	0	0	(32)
Distributions	0	0	0	(36,726)	0	(36,726)

Balance at March 31, 2012	248,650,940	$2,486	$2,196,516	$(387,481)	$(16,247)	$1,795,274

See accompanying notes to condensed consolidated financial statements.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

1. Organization and Nature of Business

Chambers Street Properties, formerly known as CB Richard Ellis Realty Trust, was formed on March 30, 2004 under the laws of the state of Maryland. Our operating partnership, CSP Operating Partnership, LP (“CSP OP”), formerly known as CBRE Operating Partnership, L.P., was formed in Delaware on March 30, 2004. We are CSP OP’s majority owner and sole general partner. We elected to be taxed as a real estate investment trust (“REIT”) under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), beginning with the taxable period ended December 31, 2004. We invest in real estate properties, focusing primarily on industrial (primarily warehouse/distribution/logistics) and office properties, as well as other real estate-related assets.

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

Prior to July 1, 2012, all of our business activities were managed by CBRE Advisors LLC (the “former investment advisor”) pursuant to advisory agreements. The fourth amended and restated advisory agreement (the “Fourth Amended Advisory Agreement”) terminated according to its terms on June 30, 2012, and we transitioned to a self-managed company, in accordance with a plan determined by our Board of Trustees. Our executive officers are responsible for the management of our day-to-day operations, including the supervision of our employees and third-party service providers. Acquisitions and asset management activities are now performed by our employees, with certain services provided by third parties at market rates. In addition, effective July 1, 2012, we entered into a transitional services agreement (“Transitional Services Agreement”) with CSP OP and the former investment advisor pursuant to which the former investment advisor would, at our direction, provide certain operational and consulting services to us for a term which ended on April 30, 2013.

See Note 10—“Investment Management and Other Fees to Related Parties” for a discussion of the Transitional Services Agreement.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“U.S. GAAP”) and the rules applicable to Form 10-Q and reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Certain information and footnotes required for annual financial statement presentation have been condensed or excluded pursuant to Securities and Exchange Commission (of the “SEC”) rules and regulations. Accordingly, our interim financial statements do not include all of the information and disclosures required under U.S. GAAP for complete financial statements. The

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

condensed consolidated financial statements and notes thereto should be read in conjunction with our current Annual Report on Form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2012.

In the opinion of management, all adjustments of a normal recurring nature considered necessary in all material respects to present fairly our financial position, results of our operations and cash flows as of and for the three months ended March 31, 2013 have been made. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations to be expected for the entire year.

Principles of Consolidation

Because we are the sole general partner and majority owner of CSP OP and have majority control over their management and major operating decisions, the accounts of CSP OP are consolidated in our financial statements. The interests of REIT Holdings are reflected in non-controlling interest in the accompanying consolidated financial statements. All significant inter-company accounts and transactions are eliminated in consolidation. CBRE Global Investors, L.L.C. (“CBRE Global Investors”), an affiliate of the former investment advisor, also owns an interest in us through its ownership of 243,229 common shares of beneficial interest at March 31, 2013 and December 31, 2012.

Investment in Unconsolidated Entities

We determine if an entity is a Variable Interest Entity (“VIE”) based on several factors, including whether the entity’s total equity investment at risk upon inception is sufficient to finance the entity’s activities without additional subordinated financial support. We make judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, then a quantitative analysis, if necessary. In a quantitative analysis, we incorporate various estimates, including estimated future cash flows, asset holding periods and discount rates, as well as estimates of the probabilities of the occurrence of various scenarios occurring. If the entity is a VIE, we then determine whether to consolidate the entity as the primary beneficiary. We determine whether an entity is a VIE and, if so, whether it should be consolidated by utilizing judgments and estimates that are inherently subjective. If we made different judgments or utilized different estimates in these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not we consolidate such entity.

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

Our determination of the appropriate accounting method with respect to our investment in CB Richard Ellis Strategic Partners Asia II-A, L.P. (“CBRE Strategic Partners Asia”), which is not considered a VIE, is partially based on CBRE Strategic Partners Asia’s sufficiency of equity investment at risk which was triggered by a substantial paydown during 2009 of its subscription line of credit, which is backed by investor capital commitments to fund its operations. We account for this investment under the equity method of accounting.

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

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

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

Consolidated Variable Interest Entities

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-17, “Consolidations” (“Topic 810”): “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This ASU incorporates the Statement of Financial Accounting Standards (SFAS) No. 167, “Amendments to FASB Interpretation No. 46(R),” issued by the FASB in June 2009. The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact such entity’s economic performance and (i) the obligation to absorb losses of such entity or (ii) the right to receive benefits from such entity. ASU 2009-17 also requires additional disclosures about a reporting entity’s involvement in VIE’s, which enhances the information provided to users of financial statements.

In October 2011, one of our consolidated subsidiaries, RT Atwater Holding, LLC, entered into a real estate development venture with a subsidiary of the Trammel Crow Company (“TCC”), a wholly-owned subsidiary of CBRE Group, Inc., a former related party of ours, whereby we own 95% of the newly formed entity and TCC owns the remaining 5% of the entity. The new entity, RT/TC Atwater, LP (“Atwater”), was formed for the purpose of developing and then operating a build-to-suit suburban office and research facility for a single tenant that has agreed to a minimum lease term of 12 years starting from the completion of construction of the facility. Through the provisions of the Atwater, LP agreement, we and TCC collectively have the power to direct the activities that most significantly impact the economic performance of Atwater. Atwater was deemed a VIE and we were the entity within the related party group determined to be most closely associated with Atwater. We began to consolidate the entity at its inception in October 2011.

On February 16, 2012, we entered into a construction loan agreement with Atwater, a consolidated joint venture, to provide it with up to $49,575,000 of financing which was available for disbursements to fund construction expenditures at 1400 Atwater Drive. We received a $250,000 financing fee from the joint venture for providing this construction loan. The construction loan bore interest at 5.00% of amounts outstanding and was scheduled to mature on or before May 31, 2013, unless otherwise extended. This construction loan has been eliminated in the consolidation of Atwater for reporting purposes.

On January 30, 2013, upon substantial completion of the investment, we acquired 100% of TCC’s interest in Atwater. The cost of the acquisition was approximately $3,431,000 inclusive of the return of TCC’s original capital contribution of $826,000.

As of March 31, 2013, all of Atwater’s construction in progress and other assets, including the initial land acquisition, previously recorded to construction in progress and other assets—variable interest entity on the balance sheet, were recorded to investments in

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

real estate and intangible assets. See Note 3 “Acquisition of Real Estate” for a preliminary fair value determination update on this investment. The property commenced operations in January 2013.

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

Cash Equivalents

We consider short-term investments with maturities of three months or less when purchased to be cash equivalents. As of March 31, 2013 and December 31, 2012, cash equivalents consisted primarily of investments in money market funds.

Restricted Cash

Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of March 31, 2013 and December 31, 2012, our restricted cash balance was $14,786,000 and $10,998,000, respectively, which represents amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by our agreements with our lenders.

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

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

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

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred. As of March 31, 2013 and December 31, 2012, we owned, on a consolidated basis, 99 and 82 real estate investments, respectively.

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

No impairment of long-lived assets was recognized during the three months ended March 31, 2013 and 2012.

Other Assets

Other assets include the following as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Prepaid insurance	$1,182	$1,790
Prepaid real estate taxes	820	224
Other	2,596	1,764

Total	$4,598	$3,778

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

Non-Controlling Interest Operating Partnership Units

We owned a 99.90%, partnership interest in CSP OP as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively. The remaining 0.10% partnership interest as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively, was owned by REIT

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

Holdings in the form of 246,361 non-controlling operating partnership units which were exchangeable for cash or, at the Company’s discretion, on a one for one basis for common shares of the Company, with an estimated aggregate redemption value of $2,464,000.

With respect to the operating partnership units, FASB ASC 480-10 Distinguishing Liabilities from Equity requires non-controlling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer to be further evaluated under the Codification Sub-Topic “Derivatives and Hedging—Conditions Necessary for Equity Classification” (“FASB ASC 815-40-25-10”) to determine whether permanent equity or temporary equity classification on the balance sheet is appropriate. Since the operating partnership units contain such a provision, we evaluated this guidance and determined that the operating partnership units do not meet the requirements to qualify for equity presentation. As a result, upon the adoption of FASB ASC 810 Consolidation and the related revisions to FASB ASC 480-10 the operating partnership units are presented in the temporary equity section of the consolidated balance sheets and reported at the higher of their proportionate share of the net assets of CBRE OP or fair value, with period to period changes in value reported as an adjustment to shareholder’s equity. Under the terms of the Second Amended and Restated Agreement, the fair value of the operating partnership units is determined as an amount equal to the redemption value as defined therein.

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

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). In the accompanying consolidated balance sheets, accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and swap fair value adjustments for qualifying hedges.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable year ended December 31, 2004. To qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) as defined in the Internal Revenue Code, to our shareholders and satisfy certain other organizational and operating requirements. We generally will not be subject to U.S. federal income taxes if we distribute 100% of our net taxable income each year to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to U.S. federal income taxes and excise taxes on our undistributed taxable income. Except where noted below, we believe that we have met all of the REIT distribution and technical requirements for the three months ended March 31, 2013 and the year ended December 31, 2012. We intend to continue to adhere to these requirements and maintain our REIT qualification.

In order for distributions to be deductible for U.S. federal income tax purposes and count towards our distribution requirement, they must not be “preferential dividends.” A distribution will not be treated as preferential if it is pro rata among all outstanding shares of stock within a particular class. Certain aspects of the operation of our dividend reinvestment plan prior to July 2009 may have violated the prohibition against preferential dividends, and to address those issues we entered into a closing agreement with the IRS in July 2011, whereby the IRS agreed that the terms and administration of our dividend reinvestment plan did not result in our dividends paid during taxable years 2007 through 2009 being treated as preferential dividends.

Revenue Recognition and Valuation of Receivables

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $17,745,000 and $17,760,000 as security for such leases at March 31, 2013 and December 31, 2012, respectively.

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

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $728,000 and $11,000 as of March 31, 2013 and December 31, 2012, respectively.

Offering Costs

Offering costs totaling $0 and $18,384,000 were incurred during the three months ended March 31, 2013 and 2012, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Offering costs incurred through March 31, 2013 totaled $237,676,000. Of the total amount, $217,959,000 was incurred to CNL Securities Corp., as the former dealer manager of our public offerings (the “former dealer manager”); $3,969,000 was incurred to CBRE Group, Inc., an affiliate of the former investment advisor; $912,000 was incurred to the former investment advisor for reimbursable marketing costs and $14,836,000

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

was incurred to other service providers. Each party was paid the amount incurred from proceeds of our follow-on public offering. All offering costs have been paid as of March 31, 2013 and December 31, 2012.

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

The carrying value of our United Kingdom assets and liabilities fluctuate due to changes in the exchange rate between the USD and the GBP. The exchange rate of the USD to the GBP was $1.5204 and $1.6242 at March 31, 2013 and December 31, 2012, respectively. The profit and loss weighted average exchange rate of the USD to the GBP was approximately $1.5742 and $1.5736 for the three months ended March 31, 2013 and 2012, respectively.

The carrying value of our European assets and liabilities fluctuate due to changes in the exchange rate between the USD and the EUR. The exchange rate of the USD to the EUR was $1.2822 and $1.3189 at March 31, 2013 and December 31, 2012. The profit and loss weighted average exchange rate of the USD to the EUR was approximately $1.3273 and $1.3116 for the three months ended March 31, 2013 and 2012, respectively.

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

Effective May 1, 2012, we entered into the Third Amended Partnership Agreement which revised the redemption rights of the Class B interest. Accordingly, the Class B interest may be redeemed upon the earliest to occur of (i) the exercise by the holder of the Class B interest of its right to require CSP OP to redeem its interest, which right continues for five years from the date of the agreement, (ii) the fifth anniversary of the date of the agreement, (iii) certain other liquidity events, (iv) a merger or sale transaction (a “Merger or Sale”), or (v) our common shares becoming listed or admitted to trading on a national securities exchange or designated for quotation on the NASDAQ Global Select Market or the NASDAQ Global Market (a “Listing”). CSP OP may reject a redemption and institute a blackout period with respect to redemptions upon the determination by our Board of Trustees that an appraisal process would not be in the best interest of CSP OP at the time of the proposed redemption. A blackout period may only be imposed as the result of a potential Merger or Sale or potential Listing. The consideration received for the redemption of the Class B interest will depend upon the event triggering the redemption. In the event of a redemption in connection with (a) a Listing, the consideration will be determined based on the market value of our shares for a 30 day period beginning 150 days after the Listing, or (b) a Merger or Sale, the consideration will be determined based on our aggregate share value in the transaction. In the event of a redemption as a result of (a) the exercise by the holder of the Class B interest of its redemption right, (b) the fifth anniversary of the date of the agreement or (c) certain other liquidity events, consideration will be determined based on an appraisal process. If we list our common shares, we will be required to redeem the Class B interest at the time prescribed, and at an amount calculated, in accordance with the partnership agreement of CSP OP. As a

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

result, future changes in the fair value of the Class B interest will be deferred from recognition in the financial statements until a Listing or Merger or Sale transaction takes place.

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

Transition Costs

We incurred certain costs in connection with our transition from being an externally managed company to a self-managed company (“Transition Costs”). These Transition Costs consist of legal, consulting and other third-party service provider costs incurred by us in order to execute on our Board of Trustees’ decision to become a self-managed company. The Transition Costs include legal and consulting costs resulting from the amendment of our management structure and various corporate relationships, including with respect to our relations with the former investment advisor, as well as exploring and implementing strategic alternatives for information technology, office space and personnel needs, among other expenses. Transition costs totaling $35,000 and $0 were incurred during the three months ended March 31, 2013 and 2012, respectively. Cumulative transition costs incurred through March 31, 2013 totaled $8,285,000.

Earnings Per Share Attributable to Chambers Street Properties Shareholders

Basic net income (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding during each period. The computation of diluted net income (loss) further assumes the dilutive effect of stock options, stock warrants and contingently issuable shares, if any. We have recorded net income for the three months ended March 31, 2013 and a net loss for the three months ended March 31, 2012, the effect of stock options, restricted stock grants, stock warrants and contingently issuable shares, would be anti–dilutive for the three months ended March 31, 2013 and 2012, and accordingly, the $440,000 and $0 in restricted stock awards have been excluded from the earnings per share computation. In addition, no stock options or stock warrants have ever been issued. As a result, there is no difference in basic and diluted shares.

Fair Value of Financial Instruments and Investments

We elected to apply the fair value option for one of our eligible mortgage notes payable that was newly issued debt during the year ended December 31, 2008. The measurement of the elected mortgage note payable at its fair value and its impact on the statement of operations is described in Note 15 “Fair Value Option-Note Payable” and Note 16 “Fair Value of Financial Instruments and Investments.” As of March 31, 2013 and December 31, 2012, the fair value of the mortgage Note Payable was determined using a market interest rate of 3.011% and 3.015% respectively.

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

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

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

The remaining financial assets and liabilities which are only disclosed at fair value consist of all other notes payable, the unsecured line of credit and other debt instruments. We determined the fair value of our secured notes payable and other debt instruments by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market discount rate by obtaining period-end treasury rates for fixed-rate debt, or London Inter-Bank Offering Rate (“LIBOR”) rates for variable-rate debt, for maturities that correspond to the maturities of our debt and then adding an appropriate credit spread derived from information obtained from third-party financial institutions. These credit spreads take into account factors such as our credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratios of the debt.

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

For share-based awards granted by the Company, CSP OP issues a number of common units equal to the number of common shares ultimately granted by us in respect of such awards.

Subsequent Events

In preparing our accompanying financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that the disclosures contained herein are adequate to prevent the information presented from being misleading.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

Adoption of Accounting Standards

New Accounting Standards

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.

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

The ASU amendment and the subsequent clarification of the amendment are effective for periods beginning on or after January 1, 2013, and must be shown for all periods shown on the balance sheet. The adoption of these ASU amendments did not have a material effect on our financial condition, results of operations, or disclosures.

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

The purchase price allocation to the assets and liabilities acquired during the three months ended March 31, 2013 and appearing in the table are preliminary (in thousands):

Property(1)	Land	Site Improvements	Building Improve- ments	Tenant Improve- ments	Acquired In- Place Lease Value	Above Market Lease Value	Below Market Lease Value	Premium on Notes	Purchase Price	Notes Payable Assumed	Net Assets Acquired
1400 Atwater	$5,551	$9,549	$36,761	$27,995	$8,757	$0	$(3,827)	$0	$84,786	$0	$84,786
Celebration Office Center(2)	4,903	794	9,255	658	1,943	1,300	0	(433)	18,420	(9,130)	9,290
22535 Colonial Pkwy(2)	1,288	524	13,135	831	3,049	0	(777)	(377)	17,673	(8,169)	9,504
Northpoint III(2)	3,165	850	15,784	1,168	2,396	0	(436)	(533)	22,394	(10,571)	11,823
Goodyear Crossing Ind. Park II(2)	7,603	1,961	48,176	501	5,558	2,051	0	(967)	64,883	(20,182)	44,701
3900 North Paramount Parkway(2)	860	367	12,623	688	2,765	1,537	0	(317)	18,523	(7,929)	10,594
3900 South Paramount Parkway(2)	1,065	456	14,091	554	3,182	1,905	0	(394)	20,859	(7,929)	12,930
1400 Perimeter Park Drive(2). .	766	316	3,550	332	1,074	234	0	(107)	6,165	(2,403)	3,762
Miramar I(2)	11,851	1,398	4,127	2,516	3,234	1,242	0	(456)	23,912	(9,418)	14,494
Miramar II(2)	9,851	978	14,843	2,058	3,418	1,369	0	(607)	31,910	(12,686)	19,224
McAuley Place(2)	1,562	481	20,012	1,336	2,780	6,875	(439)	(298)	32,309	(13,494)	18,815
Point West I(2)	3,659	1,313	22,666	1,354	3,120	27	0	(344)	31,795	(11,285)	20,510
Easton III(2)	2,579	1,081	15,043	1,484	2,895	0	(2,527)	(361)	20,194	(6,605)	13,589
Norman Pointe I(2)	2,883	350	28,025	1,382	4,335	1,506	(111)	(2,138)	36,232	(20,752)	15,480
Norman Pointe II(2)	1,369	406	37,667	4,447	8,192	0	(3,166)	(2,802)	46,113	(22,847)	23,266
The Landings I(2)	1,612	440	22,974	1,459	4,369	1,225	0	(1,830)	30,249	(15,618)	14,631
The Landings II(2)	1,376	316	19,409	969	2,888	670	(42)	(1,609)	23,977	(13,775)	10,202
Atrium I(2)	4,230	1,381	29,926	3,644	6,116	763	0	(989)	45,071	(23,218)	21,853

	$66,173	$22,961	$368,067	$53,376	$70,071	$20,704	$(11,325)	$(14,562)	$575,465	$(216,011)	$359,454

(1)	Fair value determinations are preliminary. Final valuations of assets and liabilities acquired are not yet complete.

(2)	Properties acquired from the Duke joint venture on March 1, 2013.

On March 1, 2013, we acquired Duke Realty’s 20% interest in 17 properties that were held in the Duke joint venture. The properties are located in major submarkets of Phoenix, Raleigh/Durham, Houston, Columbus, Cincinnati, Orlando, Ft. Lauderdale, Minneapolis and Dallas and consisted of 16 office buildings and one warehouse/distribution/logistics building totaling 3,318,402 square feet. The acquisition was structured such that membership interests in each of the subsidiaries that hold the properties were distributed to Duke Realty and CSP OP on a pro rata basis in accordance with their percentage ownership interests in the Duke joint venture (80% to CSP OP and 20% Duke Realty) and CSP OP then purchased Duke Realty’s 20% membership interests in those subsidiaries, resulting in CSP OP owning a 100% interest in each of the property- owning subsidiaries. The aggregate purchase price that CSP OP paid to Duke Realty in connection with the acquisition was approximately $98,136,000, which is 20% of approximately $490,679,000 exclusive of fees and customary closing costs, but inclusive of approximately $216,011,000 of existing mortgage financing. The transaction constituted a change in control of the previously unconsolidated 17 properties, which required a step-up in basis of all acquired assets and liabilities. This resulted in a gain of $77,235,000 at March 31, 2013.

Acquisition related expenses of $1,841,000 and $1,379,000 associated with the acquisitions of real estate were expensed as incurred during the three months ended March 31, 2013 and 2012, respectively.

Building Improvements are depreciated over 39 years; Site Improvements are depreciated over 15 and 25 years; Tenant Improvements, Acquired In-Place Lease Value, Above Market Lease Value and Below Market Lease Value are amortized over the remaining lease terms at the time of acquisition.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

Unaudited pro forma results, assuming the above noted acquisitions had occurred as of January 1, 2012 for purposes of the 2013 acquisitions and assuming the above noted 2012 acquisitions had occurred as of January 1, 2011 for purposes of presenting the 2012 proforma disclosures, respectively, are presented below. Non-recurring 2013 acquisition costs totaling $1,841,000 were excluded from the 2013 pro forma and included in the year ended December 31, 2012 as an operating expense. Nonrecurring 2012 acquisition costs totaling $1,379,000 are excluded from this presentation.

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as increased depreciation and amortization expenses as a result of tangible and intangible assets acquired in the acquisitions. These unaudited pro forma results do not purport to be indicative of what operating results would have been had the acquisitions actually occurred on January 1, 2012 or 2011 and may not be indicative of future operating results.

	Three Months Ended March 31,
	2013	2012
Revenue	$55,962	$50,198
Operating Income (Loss)	3,565	(2,678)
Net Income (Loss)	84,017	(932)
Basic and Diluted Loss Per Share	$0.34	$0.00
Weighted Average Shares Outstanding for Basic and Diluted Loss	248,477,507	244,849,110

4. Investments in Unconsolidated Entities

Investments in unconsolidated entities at March 31, 2013 and December 31, 2012 consist of the following (in thousands):

	March 31, 2013	December 31, 2012
CBRE Strategic Partners Asia	$8,178	$8,098
Duke joint venture	200,398	344,511
Afton Ridge	16,970	17,008
UK JV	34,723	37,487
European JV	105,356	108,725

	$365,625	$515,829

The following is a summary of the investments in unconsolidated entities for the three months ended March 31, 2013 and the year ended December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Investment Balance, January 1	$515,829	$537,631
Contributions	0	45,568
Company’s Equity in Net Income (including adjustments for basis differences)	4,364	3,959
Other Comprehensive (Loss) Income of Unconsolidated Entities	(3,920)	1,144
Distributions	(150,648)	(72,473)

Investment Balance, End of Period	$365,625	$515,829

CBRE Strategic Partners Asia

We have agreed to a capital commitment of $20,000,000 in CBRE Strategic Partners Asia, which extended for 57 months (to October 31, 2012) after the close of the final capital commitment. As of March 31, 2013, we have contributed $17,526,000 of our capital commitment. CBRE Global Investors formed CBRE Strategic Partners Asia to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in Asia, including China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. The initial closing date of CBRE Strategic Partners Asia was in July 2007, with additional commitments being accepted through January 2008. CBRE Strategic Partners Asia closed on January 31, 2008, with aggregate capital commitments of $394,203,000. CBRE Strategic Partners Asia has an eight-year term, which may be extended for up to two one-year periods with the approval of two-thirds of the limited partners.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

As of March 31, 2013, CBRE Strategic Partners Asia, with its parallel fund, CB Richard Ellis Strategic Asia II, L.P., had aggregate investor commitments of $394,203,000 from institutional investors including CBRE Global Investors, an affiliate of the former investment advisor. We own an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. As of March 31, 2013, CBRE Strategic Partners Asia had acquired ownership interests in ten properties, five in China and five in Japan. Two of the five ownership interests in China were sold in 2010 and one was sold in 2012. During the first quarter of 2013, the five ownership interests in Japan were sold.

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

Consolidated Balance Sheets of CBRE Strategic Partners Asia as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Assets
Real Estate	$107,037	$161,351
Other Assets	72,318	56,054

Total Assets	$179,355	$217,405

Liabilities and Equity
Notes Payable	$0	$39,693
Other Liabilities	14,975	14,864

Total Liabilities	14,975	54,557

Company’s Equity	8,178	8,098
Other Investors’ Equity	156,202	154,750

Total Liabilities and Equity	$179,355	$217,405

Consolidated Statements of Operations of CBRE Strategic Partners Asia for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Total Revenues and Appreciation (Depreciation)	$6,791	$1,437
Total Expenses	5,259	5,179

Net Income (Loss)	1,532	(3,742)

Company’s Equity in Net Income (Loss)	$81	$(195)

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

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

We carry our investment in the Duke joint venture on the equity method of accounting because it is an entity under common control with Duke. Those investments where we have the ability to exercise significant influence (but not control) over operating and financial policies of such entities are accounted for using the equity method. Based on Duke’s substantive participating rights as a minority limited interest holder, and based on Duke’s lack of control over the Duke joint venture in its role as a managing member of the Duke joint venture, neither Duke nor the Company, as minority owner, have substantive control of the Duke joint venture. We eliminate transactions with such equity method subsidiaries to the extent of our ownership in such entities.

On March 1, 2013, Duke Realty’s 20% interest in 17 properties that were held in the Duke joint venture was acquired by CSP OP. See Note 3 “Acquisition of Real Estate” for a further discussion of this transaction.

As of March 31, 2013, the Duke joint venture had approximately $513,000,000, excluding REIT basis adjustments, of assets, exclusive of acquisition fees and closing costs, and held interest in 20 properties, six located in Florida, three located in Ohio, two each located in Illinois, Indiana, Missouri, Texas and one each in Arizona, North Carolina and Texas.

Consolidated Balance Sheet of the Duke joint venture as of March 31, 2013 (in thousands):

	March 31, 2013	REIT Basis Adjustments(1)	Total
Assets
Real Estate Net	$444,351	$2,477	$446,828
Other Assets	68,568	0	68,568

Total Assets	$512,919	$2,477	$515,396

Liabilities and Equity
Notes Payable	$254,796	$0	$254,796
Other Liabilities	10,722	0	10,722

Total Liabilities	265,518	0	265,518

Company’s Equity	197,921	2,477	200,398
Other Investor’s Equity	49,480	0	49,480

Total Liabilities and Equity	$512,919	$2,477	$515,396

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

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

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

Consolidated Statement of Operations of the Duke joint venture for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Total Revenues	$18,887	$31,393
Operating Expenses	5,464	10,452
Interest	3,516	6,154
Depreciation and Amortization	7,812	14,918

Net Income (Loss)	$2,095	$(131)

Company’s Share in Net Income (Loss)	1,676	(105)
Adjustments for REIT Basis	535	(34)

Company’s Equity in Net Income (Loss)	$2,211	$(139)

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

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

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

Consolidated Balance Sheet of Afton Ridge as of March 31, 2013 (in thousands):

	March 31, 2013	REIT Basis Adjustments(1)	Total
Assets
Real Estate Net	$43,152	$562	$43,714
Other Assets	2,852	0	2,852

Total Assets	$46,004	$562	$46,566

Liabilities and Equity
Note Payable	$25,500	$0	$25,500
Other Liabilities	2,273	0	2,273

Total Liabilities	27,773	0	27,773

Company’s Equity	16,408	562	16,970
Other Investor’s Equity	1,823	0	1,823

Total Liabilities and Equity	$46,004	$562	$46,566

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

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

(1)

REIT Basis Adjustments include those costs incurred outside of Afton Ridge that are directly capitalizable to its investment in real estate assets acquired within Afton Ridge including acquisition costs paid to our former investment advisor prior to January 1, 2009. Thereafter such acquisitions fees were expensed as incurred.

Consolidated Statements of Operations of Afton Ridge for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Total Revenues	$1,307	$1,344
Operating Expenses	306	355
Interest	376	376
Depreciation and Amortization	436	467

Net Income	$189	$146

Company’s Share in Net Income	$170	$132
Adjustments for REIT Basis	(4)	(5)

Company’s Equity in Net Income	$166	$127

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

As of March 31, 2013, the UK JV held interest in three properties. The three triple net single-tenant properties total 541,000 rentable square feet and are currently 100% leased.

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

Consolidated Balance Sheet of UK JV as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Assets
Real Estate Net	$42,522	$45,871
Other Assets	2,470	2,807

Total Assets	$44,992	$48,678

Liabilities and Equity
Other Liabilities	$1,589	$1,819

Total Liabilities	1,589	1,819

Company’s Equity	34,723	37,487
Other Investor’s Equity	8,680	9,372

Total Liabilities and Equity	$44,992	$48,678

Consolidated Statements of Operations of UK JV for the three months ended March 31, 2013 and 2012 (in thousands);

	Three Months Ended March 31,
	2013	2012
Total Revenues	$1,124	$845
Operating Expenses	146	751
Depreciation and Amortization	$496	348

Net Income (Loss)	$482	$(254)

Company’s Equity in Net Income (Loss)	$386	$(203)

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

As of March 31, 2013, the European JV held interest in six properties. The six triple net single-tenant properties total 3,232,000 rentable square feet and are currently 100% leased.

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

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

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

Consolidated Balance Sheet of European JV as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Assets
Real Estate Net	$201,591	$208,786
Other Assets	16,370	23,036

Total Assets	$217,961	$231,822

Liabilities and Equity
Notes Payable	$80,587	$82,894
Other Liabilities	5,679	13,022

Total Liabilities	86,266	95,916

Company’s Equity	105,356	108,725
Other Investor’s Equity	26,339	27,181

Total Liabilities and Equity	$217,961	$231,822

Consolidated Statements of Operations of European JV for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Total Revenues	$5,090	$2,955
Operating Expenses	1,167	406
Interest Expense	556	0
Depreciation and Amortization	1,467	1,359

Net Income	$1,900	$1,190

Company’s Equity in Net Income	$1,520	$952

5. Acquisition Related Intangible Assets

Our acquisition related intangible assets are included in the condensed consolidated balance sheets as acquired in-place lease value, acquired above market lease value and acquired below market lease value.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

The following is a schedule of future amortization of acquisition related intangible assets as of March 31, 2013 (in thousands):

	Assets		Liabilities
	Above-Market Lease Value	Acquired In-Place Lease Value	Below-Market Lease Value	Above Market Ground Lease Obligations
2013 (Nine months ending December 31, 2013)	$5,443	$19,603	$2,301	$53
2014	6,037	24,096	3,057	71
2015	5,733	22,311	2,897	71
2016	2,756	18,098	2,875	71
2017	2,194	16,756	2,815	71
2018	1,964	14,934	2,521	71
Thereafter	26,098	108,704	18,423	986

	$50,225	$224,502	$34,889	$1,394

The amortization of the above and below-market lease values included in rental revenue were ($2,334,000) and $961,000 respectively, for the three months ended March 31, 2013, ($1,845,000) and $1,232,000, respectively, for the three months ended March 31, 2012. The amortization of in-place lease value included in amortization expense was $7,640,000 and $7,202,000 for the three months ended March 31, 2013 and 2012, respectively. The amortization of above market ground lease obligations was $18,000 and $18,000 for the three months ended March 31, 2013 and 2012, respectively.

6. Debt

Notes Payable secured by real property is summarized as follows (in thousands):

	Interest Rate as of			Notes Payable as of
Property	March 31, 2013	December 31, 2012	Maturity Date	March 31, 2013	December 31, 2012
Deerfield Commons I.	5.23%	5.23%	December 1, 2015	$9,405	$9,442
Bolingbrook Point III	5.26	5.26	January 1, 2015	7,900	7,900
Fairforest Bldg. 5(1)	6.33	6.33	February 1, 2024	8,703	8,840
Fairforest Bldg. 6(1)	5.42	5.42	June 1, 2019	2,325	2,402
North Rhett I(1)	5.65	5.65	August 1, 2019	2,724	2,827
North Rhett II(1)	5.20	5.20	October 1, 2020	1,774	1,822
North Rhett IV(1)	5.80	5.80	February 1, 2025	8,808	8,935
Mt Holly Bldg.(1)	5.20	5.20	October 1, 2020	1,774	1,822
Orangeburg Park Bldg.(1)	5.20	5.20	October 1, 2020	1,804	1,853
Kings Mountain I(1)	5.27	5.27	October 1, 2020	1,537	1,578
Kings Mountain II(1)	5.47	5.47	January 1, 2020	4,455	4,589
Union Cross Bldg. I(1)	5.50	5.50	July 1, 2021	2,290	2,344
Union Cross Bldg. II(1)	5.53	5.53	June 1, 2021	6,983	7,149
Thames Valley Five(2)(3)	6.42	6.42	May 30, 2013	8,575	9,160
Lakeside Office Center	6.03	6.03	September 1, 2015	8,833	8,862
Avion Midrise III & IV(4)	5.52	5.52	April 1, 2014	20,342	20,464
12650 Ingenuity Drive(5)	5.62	5.62	October 1, 2014	12,165	12,272
Maskew Retail Park(2)(6)	5.68	5.68	August 10, 2014	21,248	22,698
One Wayside Road(7)	5.66	5.66	August 1, 2015	13,648	13,745
One Wayside Road(7)	5.92	5.92	August 1, 2015	11,392	11,464
100 Tice Blvd(8)	5.97	5.97	September 15, 2017	19,959	20,094
100 Tice Blvd(8)	5.97	5.97	September 15, 2017	19,959	20,093
Ten Parkway North	4.75	4.75	January 1, 2021	12,000	12,072
4701 Gold Spike Drive(9)	4.45	4.45	March 1, 2018	10,295	10,342
1985 International Way(9)	4.45	4.45	March 1, 2018	7,154	7,186

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

	Interest Rate as of			Notes Payable as of
Property	March 31, 2013	December 31, 2012	Maturity Date	March 31, 2013	December 31, 2012
Summit Distribution Center(9)	4.45	4.45	March 1, 2018	6,477	6,506
3770 Deerpark Boulevard(9)	4.45	4.45	March 1, 2018	7,395	7,428
Tolleson Commerce Park II(9)	4.45	4.45	March 1, 2018	4,447	4,467
70 Hudson Street(10)	5.65	5.65	April 11, 2016	117,498	117,981
90 Hudson Street(10)	5.66	5.66	May 1, 2019	106,089	106,465
Sabal Pavilion(11)	6.38	6.38	August 1, 2013	14,700	14,700
Celebration Office Center(12)(13)	4.25	—	December 1, 2015	9,130	0
22535 Colonial Pkwy(12)(13)	4.25	—	December 1, 2015	8,169	0
Northpoint III(12)(13)	4.25	—	December 1, 2015	10,571	0
Goodyear Crossing Ind. Park II(12)(13)	4.25	—	December 1, 2015	20,182	0
3900 North Paramount Parkway(12)(13)	4.25	—	December 1, 2015	7,929	0
3900 South Paramount Parkway(12)(13)	4.25	—	December 1, 2015	7,929	0
1400 Perimeter Park Drive(12)(13) .	4.25	—	December 1, 2015	2,403	0
Miramar I(12)(13)	4.25	—	December 1, 2015	9,418	0
Miramar II(12)(13)	4.25	—	December 1, 2015	12,686	0
McAuley Place(12)	3.98	—	September 1, 2018	13,494	0
Point West I(12)	3.41	—	December 6, 2016	11,285	0
Easton III(12)	3.95	—	January 31, 2019	6,606	0
Norman Pointe I(12)	5.24	—	October 1, 2021	20,726	0
Norman Pointe II(12)	5.24	—	October 1, 2021	22,818	0
The Landings I(12)	5.24	—	October 1, 2021	15,618	0
The Landings II(12)	5.24	—	October 1, 2021	13,775	0
Atrium I(12)	3.78	—	May 31, 2018	23,218	0

Consolidated Notes Payable				698,615	487,502
Plus Premium				21,387	7,555
Less Discount				(1,925)	(2,113)

Consolidated Notes Payable Net of Premium / Discount				$718,077	$492,944

(1)

These notes payable were assumed from the seller of these properties on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount. The North Rhett III loan was paid off in full on November 22, 2011 and the HJ Park—Bldg. 1 loan was paid in full on December 3, 2012.

(2)	These loans are subject to certain financial covenants (interest coverage and loan to value).

(3)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% through its expiration on May 30, 2013, and therefore including the mortgage note’s spread of 1.01% over GBP-based LIBOR, effectively fixed the mortgage note’s all-in interest rate at 6.42% per annum for its remaining term. The stated rates, not including the interest rate swap, on the mortgage note payable were 1.52% and 1.54% at March 31, 2013 and December 31, 2012, respectively, and were based on GBP LIBOR plus a spread of 1.01%.

(4)	The loan was assumed from the seller of Avion Midrise III & IV on November 18, 2008 and was recorded at estimated fair value which includes the discount.

(5)	The loan was assumed from the seller of 12650 Ingenuity Drive on August 5, 2009 and was recorded at estimated fair value which includes the discount.

(6)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% through its expiration on August 10, 2014, and therefore, including the mortgage note’s spread of 2.26% over GBP-based LIBOR, effectively fixed the mortgage note’s all-in interest rate at 5.68% per annum for its remaining term. The stated rates, not including the interest rate swap, on the mortgage note payable were 2.77% and 2.78% at March 31, 2013 and December 31, 2012, respectively, and were based on GBP LIBOR plus a spread of 2.26%.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

(7)	The two loans were assumed from the seller of One Wayside Road on June 24, 2010 and were recorded at estimated fair value which includes the premiums.

(8)	The two loans were assumed from the seller of 100 Tice Blvd. on September 28, 2010 and were recorded at estimated fair value which includes the premiums.

(9)	We entered into five loans totaling $37,000,000 on February 8, 2011 that are cross-collateralized by these properties.

(10)	The two loans were assumed from the seller of 70 Hudson Street and 90 Hudson Street, respectively, on April 11, 2011 and were recorded at estimated fair value which includes the premiums.

(11)

The loan was assumed from the seller of Sabal Pavilion on December 30, 2011 and was recorded at estimated fair value which includes the premium. The anticipated maturity date as presented represents the early prepayment option date prior to the automatic debt extension that would include an increase in the interest rate to 11.38% and extend until the loan is paid in full.

(12)

The loans were assumed in connection with the acquisition of Duke Realty’s 20% interest in the 17 properties held by the Duke joint venture on March 1, 2013 and were recorded at estimated fair value which include the premiums.

(13)	These nine loans are cross-collateralized.

Note Payable at Fair Value secured by real property is summarized as follows (in thousands):

	Interest Rate as of			Notes Payable as of
Property	March 31, 2013	December 31, 2012	Maturity Date	March 31, 2013	December 31, 2012
Albion Mills Retail Park(1)(2)(3) .	5.25%	5.25%	October 10, 2013	$8,774	$9,373
Less Fair Value Adjustment				(55)	(85)

Note Payable at Fair Value				$8,719	$9,288

(1)	The loan is subject to certain financial covenants (interest coverage and loan to value).

(2)	The Albion Mills Retail Park notes payable balance is presented at cost basis. This loan is carried on our condensed consolidated balance sheet at fair value (see Note 16).

(3)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% through its expiration on October 10, 2013, and therefore, including the mortgage note’s spread of 1.31% over GBP-based LIBOR, effectively fixed the mortgage note’s all-in interest rate at 5.25% per annum for its remaining term. The stated rates, not including the interest rate swap, on the mortgage note payable were 1.82% and 1.84% at March 31, 2013 and December 31, 2012, respectively and were based on GBP LIBOR plus a spread of 1.31%.

Notes Payable

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. Two of the 13 loans, North Rhett III and HJ Park—Bldg. 1, were paid off in full on November 22, 2011 and December 3, 2012, respectively. Principal payments totaling $983,000 were made during the three months ended March 31, 2013. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

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

On May 30, 2008, we entered into a £7,500,000 financing arrangement with the Royal Bank of Scotland plc. secured by the Thames Valley Five property. On July 27, 2010 we paid down the loan by £1,860,000 leaving a loan balance of £5,640,000 ($8,575,000 at

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

March 31, 2013). The loan is for a term of five years (with a two-year extension option) and bears interest at a variable rate adjusted quarterly, (based on nine month GBP-based LIBOR plus 1.01%. On August 14, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of March 31, 2013, and expires on May 30, 2013. In conjunction with the loan paydown, we incurred a cost of £227,000 ($361,000 at August 3, 2010) to reduce the notional amount of the interest rate swap from £7,500,000 to £5,640,000. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On October 10, 2008, we entered into a £5,771,000 ($8,774,000 at March 31, 2013) financing agreement with the Royal Bank of Scotland plc. secured by Albion Mills Retail Park property. The loan is for a term of five years and bears interest at a variable rate adjusted quarterly, based on three month GBP-based LIBOR plus 1.31%. On November 25, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of March 31, 2013 and expires on October 10, 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On November 18, 2008, in connection with the acquisition of Avion Midrise III & IV, we assumed $20,851,000 ($22,186,000 face value less discount of $1,335,000) fixed rate mortgage loan from Capmark Finance, Inc. that bears interest at a rate of 5.52% per annum and matures on April 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $123,000 were made during the three months ended March 31, 2013.

On August 5, 2009, in connection with the acquisition of 12650 Ingenuity Drive, we assumed a $12,572,000 ($13,539,000 face value less a discount of $967,000) fixed rate mortgage loan from PNC Bank, National Association that bears interest at a rate of 5.62% and matures on October 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $108,000 were made during the three months ended March 31, 2013.

On August 10, 2009, we entered into a £13,975,000 ($21,248,000 at March 31, 2013) financing agreement with the Abbey National Treasury Services plc. secured by the Maskew Retail Park property. On September 24, 2009, we drew the full amount of the loan and concurrently entered into an interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% plus 2.26% or 5.68% per annum for the five-year term of the loan. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On June 24, 2010, we assumed two loans in connection with the acquisition of One Wayside Road: (i) a $14,888,000 ($14,633,000 at face value plus a premium of $255,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.66% and matures on August 1, 2015; and (ii) a $12,479,000 ($12,132,000 at face value plus a premium of $347,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.92% and matures on August 1, 2015. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $168,000 were made during the three months ended March 31, 2013 on the two loans.

On September 28, 2010, we assumed two loans in connection with the acquisition of 100 Tice Blvd.: (i) a $23,136,000 ($21,218,000 at face value plus a premium of $1,918,000) fixed rate loan from Principal Life Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017; (ii) a $23,136,000 ($21,217,000 at a face value plus a premium of $1,919,000) fixed rate mortgage from Hartford Life and Accidental Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $269,000 were made during the three months ended March 31, 2013 on the two loans.

On December 29, 2010, we entered into a $12,600,000 secured term loan through Woodmen of The World Life Insurance Society secured by the Ten Parkway North property. The Ten Parkway North loan bears interest at a fixed rate of 4.75% per annum and matures on January 1, 2021. Principal and interest payments are due monthly and principal payments totaling $72,000 were made during the three months ended March 31, 2013.

Beginning January 2011, principal and interest payments are due monthly on the $9,725,000 term loan secured by the Deerfield Commons I that was originally entered into on November 29, 2005. The loan bears interest at a fixed rate of 5.23% per annum and interest only payments were due monthly for the first 60 months. Principal payments totaling $37,000 were made during the three months ended March 31, 2013.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

On February 8, 2011, we entered into five cross-collateralized secured term loans totaling $37,000,000 with ING USA Annuity and Life Insurance Company secured by the following properties: 4701 Gold Spike Road, $10,650,000, Summit Distribution Center, $6,700,000, Tolleson Commerce Park II, $4,600,000, 3660 Deerpark Blvd., $7,650,000 and 1985 International Way, $7,400,000. The loans bear interest at a fixed rate of 4.45% and mature on March 1, 2018. Principal and interest payments were due monthly and principal payments totaling $160,000 were made during the three months ended March 31, 2013.

On April 11, 2011, in connection with the acquisition of 70 Hudson Street, we assumed a $124,113,000 ($120,857,000 face value plus a premium of $3,256,000) fixed rate mortgage loan from Lehman Brothers Bank, FSB that bears interest at a rate of 5.65% and matures on April 11, 2016. Principal and interest payments are due monthly and principal payments totaling $483,000 were made during the three months ended March 31, 2013.

On April 11, 2011, in connection with the acquisition of 90 Hudson Street, we assumed a $120,247,000 ($117,562,000 face value plus a premium of $2,685,000) fixed rate mortgage loan from Teachers Insurance and Annuity Association of America that bears interest at a rate of 5.66% and matures on May 1, 2016. On July 14, 2011, we and Teachers Insurance and Annuity Association of America, or the Lender, agreed to modify the $117,562,000 existing mortgage loan assumed by us. The loan was modified to extend its maturity by three years, from May 1, 2016 to May 1, 2019. The 5.66% annual interest rate was unchanged but is subject to a new 30-year amortization schedule. We pre-paid approximately $8,600,000 of loan’s balance (with no pre-payment penalty) in connection with the modification. Principal and interest payments are due monthly and principal payments totaling $376,000 were made during the three months ended March 31, 2013.

On December 30, 2011, in connection with the acquisition of Sabal Pavilion, we assumed a $15,428,000 ($14,700,000 face value plus a premium of $728,000) fixed rate mortgage loan from U.S. Bank National Association that bears interest at a rate of 6.38% and matures on August 1, 2013. Interest payments are due monthly with principal due at maturity.

In connection with our acquisition of Duke Realty’s 20% interest in the 17 properties held by Duke joint venture on March 1, 2013, we assumed 14 loans encumbering the 17 properties with principal balances totaling $216,011,000 ($230,573,000 at estimated fair value including the premiums of $14,562,000) from 4 lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. The loans bear interest at rates ranging from 3.41% to 5.25% per annum and mature between December 1, 2015 and October 1, 2021. The loans require monthly payments of interest and principal, with remaining principal due at maturity. Principal payments totaling $55,000 were made during the three months ended March 31, 2013.

Loans Payable

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

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

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

The loans under the Unsecured Credit Facility will bear interest, at CSP OP’s election, based on (i) LIBOR, for interest periods of one, three or six months, plus the applicable margin, or (ii) the LIBOR Market Index Rate plus the applicable margin (if the LIBOR Market Index Rate is unavailable, the per annum rate of interest would be the Federal Funds Rate plus 1.5%, plus the applicable margin). The LIBOR Market Index Rate is LIBOR in respect of loans of one-month interest periods, determined on a daily basis, plus the applicable margin. The applicable margin is (i) for periods prior to the Company or CSP OP having a credit rating, based on the Company’s then current leverage ratio, and (ii) during such periods when the Company or CSP OP has a credit rating, based on its then current credit rating. The applicable margin can vary from (i) 1.60% to 2.35% based upon the then current leverage ratio, or (ii) 1.00% to 1.80% based upon a then current credit rating of the Company or CSP OP. As of the closing of the Unsecured Credit Facility, the current stated applicable margin was 1.60%. CSP OP will pay customary fees in connection with borrowings under the Unsecured Credit Facility. Further, CSP OP may prepay any revolving or swingline loan, in whole or in part, at any time without premium or penalty. As of March 31, 2013, outstanding borrowings of $70,044,000 bear interest at a rate of 1.81% based on 1.60% over the one month LIBOR.

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

On March 6, 2013, we entered into an unsecured term loan in the amount of $50,000,000 with TD Bank, N.A (the “TD Term Loan”). Upon closing the TD Term Loan, we simultaneously entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the TD Term Loan at 3.425% per annum for its seven-year term, based upon the TD Term Loan’s current stated applicable margin, which may vary during its term based upon the then current leverage ratio or our then current credit rating. The TD

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

Term Loan contains customary representations and warrants and covenants. We used the proceeds of the TD Term Loan to repay a portion of our borrowings under the Unsecured Credit Facility.

On March 7, 2013, we entered into an unsecured term loan (the “Wells Fargo Term Loan”) in the amount of $200,000,000 with Wells Fargo Bank, National Association and certain other lenders defined in the Wells Fargo Term Loan. Upon closing the Wells Fargo Term Loan, we simultaneously entered into an interest rate swap agreement with Wells Fargo to effectively fix the interest rate on the Wells Fargo Term Loan at 2.4885% per annum for its five-year term, based upon the Wells Fargo Term Loan’s current stated applicable margin, which may vary based upon the then current leverage ratio, or our then current credit rating. The Wells Fargo Term Loan contains customary representations and warrants and covenants. We used the proceeds of the Wells Fargo Term Loan to repay a portion of our borrowings under the Unsecured Credit Facility.

On March 7, 2013, we entered into a First Amendment (the “First Amendment”) to the credit agreement entered into on September 13, 2012 with a group of lenders, which provided us with an unsecured, revolving credit facility in the initial amount of $700,000,000. The First Amendment modified the Unsecured Credit Facility to among other things: (i) amend certain definitions, (ii) amend certain requirements of the guarantor, (iii) amend the requirements relating to quarterly financial statements, annual statements, compliance certificates and certain other SEC filings, (iv) amend the requirements relating to electronic delivery of information, (v) provide the Company with an option to restate the tangible net worth covenant in the event of a redemption event, (vi) remove the restriction on negative pledges, (vii) amend the restrictions on intercompany transfers and (viii) amend certain disclosure and confidentiality provisions.

The minimum principal payments due for the notes payable and our loans payable are as follows as of March 31, 2013 (in thousands):

2013 (Nine months ending December 31, 2013)	$43,877
2014	68,853
2015	148,476
2016	204,223
2017	46,355
2018	272,070
Thereafter	243,578

$1,027,432

Our organizational documents contain a limitation on the amount of indebtedness that we may incur, so that unless our shares are listed on a national securities exchange, our aggregate borrowing may not exceed 300% of our net assets unless any excess borrowing is approved by a majority of our independent trustees and is disclosed to shareholders in our next quarterly report.

7. Minimum Future Rents Receivable

The following is a schedule of minimum future rentals to be received on non-cancelable operating leases from consolidated properties as of March 31, 2013 (in thousands):

2013 (Nine months ending December 31, 2013)	$147,205
2014	195,329
2015	188,139
2016	167,922
2017	152,113
2018	150,509
Thereafter	461,716

$1,462,933

8. Concentrations

Tenant Revenue Concentrations

For the three months ended March 31, 2013 and 2012, respectively, there were no significant revenue concentrations.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

Geographic Concentrations

As of March 31, 2013, we owned 99 consolidated properties located in 19 states (Arizona, California, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Maryland, Massachusetts, Minnesota, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Texas, Utah and Virginia) and in the United Kingdom.

As of March 31, 2012, we owned 78 consolidated properties, located in 16 states (Arizona, California, Colorado, Florida, Georgia, Illinois, Kentucky, Massachusetts, Minnesota, New Jersey, North Carolina, South Carolina, Pennsylvania, Texas, Utah and Virginia) and in the United Kingdom.

Our geographic revenue concentrations from consolidated properties for the three months ended March 31, 2013, and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
Domestic
New Jersey	20.95%	28.25%
Virginia	9.00	11.31
Texas	7.89	8.90
California	7.55	9.27
Florida	6.00	5.69
Minnesota	6.00	3.73
South Carolina	5.99	7.86
Massachusetts	5.09	6.11
Illinois	4.32	2.82
Arizona	4.32	4.51
Pennsylvania	3.85	0
Maryland	3.45	0
Ohio	3.31	0
North Carolina	2.99	2.73
Kansas	2.50	0
Colorado	1.27	1.45
Georgia	1.06	1.42
Kentucky	0.67	0.85
Utah	0.35	0.78

Total Domestic	96.56	95.68
International
United Kingdom	3.44	4.32

Total	100.00%	100.00%

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

Our geographic long-lived asset concentrations from consolidated properties as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Domestic
New Jersey	20.05%	25.68%
Florida	7.62	4.42
Texas	7.05	6.28
Virginia	6.96	8.94
Ohio	6.72	0
Minnesota	6.18	3.05
South Carolina	6.15	7.78
Arizona	5.50	3.51
California	5.29	6.78
Illinois	4.19	5.35
North Carolina	4.17	2.84
Maryland	3.88	4.95
Pennsylvania	3.58	3.89
Massachusetts	3.52	4.51
Kansas	2.59	3.31
Colorado	0.97	1.25
Kentucky	0.54	0.70
Georgia	0.54	0.68
Utah	0.49	0.62

Total Domestic	95.99	94.54
International
United Kingdom	4.01	5.46

Total	100.00%	100.00%

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

The following table compares the net operating income for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Domestic Industrial Properties
Revenues:
Rental	$13,375	$9,135
Tenant Reimbursements	3,251	2,382

Total Revenues	16,626	11,517

Property and Related Expenses:
Operating and Maintenance	843	646
General and Administrative	86	166
Property Management Fee to Related Party	75	68
Property Taxes	2,659	2,029

Total Expenses	3,663	2,909

Net Operating Income	12,963	8,608

Domestic Office Properties
Revenues:
Rental	28,885	24,389
Tenant Reimbursements	6,587	5,619

Total Revenues	35,472	30,008

Property and Related Expenses:
Operating and Maintenance	4,858	4,335
General and Administrative	74	63
Property Management Fee to Related Party	227	237
Property Taxes	4,815	3,347

Total Expenses	9,974	7,982

Net Operating Income	25,498	22,026

International Office/Retail Properties
Revenues:
Rental	1,780	1,795
Tenant Reimbursements	74	79

Total Revenues	1,854	1,874

Property and Related Expenses:
Operating and Maintenance	85	126
General and Administrative	21	48
Property Management Fee to Related Party	(68)	77

Total Expenses	38	251

Net Operating Income	1,816	1,623

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

	Three Months Ended March 31,
	2013	2012
Reconciliation to Consolidated Net Income (Loss)
Total Segment Net Operating Income	40,277	32,257
Expenses:
Interest	9,304	8,756
General and Administrative	4,955	1,889
Investment Management Fee to Related Party	500	5,962
Acquisition	1,841	1,379
Depreciation and Amortization	22,004	17,976
Transition Costs	35	0

	1,638	(3,705)

Other Income and Expenses:
Interest and Other Income	207	1,061
Net Settlement Payments on Interest Rate Swaps	(343)	(161)
(Loss) Gain on Interest Rate Swaps	(917)	125
Loss on Note Payable at Fair Value	(25)	(35)

Income (Loss) Before (Provision) Benefit for Income Taxes and Equity in Income of Unconsolidated Entities	560	(2,715)

(Provision) Benefit for Income Taxes	(69)	18
Equity in Income of Unconsolidated Entities	4,364	542
Gain on Conversion of Equity Investment to Controlling Interest	77,235	0

Net Income (Loss)	82,090	(2,155)

Net (Income) Loss Attributable to Non-Controlling Operating Partnership Units	(83)	2

Net Income (Loss) Attributable to Chambers Street Properties Shareholders	$82,007	$(2,153)

Condensed Assets	March 31, 2013	December 31, 2012
Domestic Industrial Properties	$738,996	$678,930
Domestic Office Properties	1,607,547	1,077,328
International Office/Retail Properties	98,656	105,502
Non-Segment Assets	421,678	616,276
Non-Segment Construction in Progress and Other Assets—Variable Interest Entity	0	76,826

Total Assets	$2,866,877	$2,554,862

	Three Months Ended March 31,
Capital Expenditures(1)	2013	2012
Domestic Industrial Properties	$67,049	$64,498
Domestic Office Properties	435,632	106
International Office/Retail Properties	0	52
Non-Segment Assets	0	302
Non-Segment Construction in Progress—Variable Interest Entity	3,562	9,567

Total Capital Expenditures	$506,243	$74,525

(1)	This table presents acquisitions and improvements on real estate investments.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

10. Investment Management and Other Fees to Related Parties

Prior to July 1, 2012, all of our business activities were managed by the former investment advisor pursuant to the Fourth Amended Advisory Agreement, which terminated according to its terms on June 30, 2012. Effective July 1, 2012, we entered into the Transitional Services Agreement with CSP OP and the former investment advisor pursuant to which the former investment advisor would provide certain consulting related services to us at the direction of our officers and other personnel for a term which ended on April 30, 2013. For consulting services provided to us in connection with the investment management of our assets, the former investment advisor was paid an investment management consulting fee payable in cash consisting of (i) a monthly fee equal to one-twelfth of 0.5% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments within our portfolio and (ii) a monthly fee equal to 5.0% of the aggregate monthly net operating income derived from all real estate investments within our portfolio, subject to certain adjustments. For consulting services provided to us in connection with the acquisition of assets, the former investment advisor or its affiliates was paid acquisition fees up to 1.5% of (i) the contract purchase price of real estate investments acquired by us, or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. The total of all acquisition consulting fees payable with respect to real estate investments did not exceed an amount equal to 6% of the contract purchase price (or 6% of funds advanced with respect to mortgages) provided, however, that a majority of the uninterested members of the Board of Trustees could approve amounts in excess of this limit.

Upon the termination date of the Transitional Services Agreement, we and the former investment advisor are required to agree on a list of unacquired real estate investments for which the former investment advisor has performed certain acquisition related consulting services (a “Qualifying Property”). If any Qualifying Property is acquired by us within the nine months following the termination of the Transitional Services Agreement then we shall pay an acquisition consulting fee equal to 0.75% of (i) the contract purchase price of the real estate investments (including debt), or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity to the former investment advisor. Real estate investments for which there is a dispute as to whether it is a Qualifying Property that are acquired within the nine months following the termination of the Transitional Services Agreement will be submitted to arbitration.

For consulting services provided to us in connection with property management, leasing or construction services, the former investment advisor was paid based upon the customary property management, leasing and construction supervision fees applicable to the geographic location and type of property. Such fees for each service ranged from 2.0% to 5.0% of gross revenues received from a property that we owned. We paid the former investment advisor a real estate commission fee upon the sale of properties in an amount equal to the lesser of (i) one-half of the competitive real estate commission or (ii) 3% of the sales price of each property sold. The total brokerage commission paid did not exceed the lesser of the competitive real estate commission or an amount equal to 6% of the sales price of the property.

To the extent that the we assume or incur prior to the termination of the Transition Services Agreement a cost that was previously borne by the former investment advisor during the term of the Transition Services Agreement or its predecessor agreement, then amounts otherwise owed under the Transition Services Agreement are to be correspondingly reduced on a monthly basis; provided that (i) any Assumed Costs resulting from hiring of any targeted personnel are to reduce the amounts payable by us under this agreement for such month only to the extent of their base salary and benefits (as in effect immediately prior to their hiring by us) and any related other direct employer costs (but excluding any bonus amounts) earned or incurred during the month.

We reimbursed the former investment advisor for certain expenses paid or incurred in connection with services provided under the Transitional Services Agreement. In addition, the former investment advisor was only entitled to reimbursement for third party expenses incurred in connection with services provided pursuant to the Transitional Services Agreement that we approved in writing. Our sole obligation to reimburse the former investment advisor for expenses incurred related to personnel costs was to make an aggregate payment equal to $2,500,000 on the effective date of the agreement.

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

Offering Costs Relating to Public Offerings

Offering costs totaling $0 and $18,384,000 were incurred during the three months ended March 31, 2013 and 2012, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Of the total amounts, $17,545,000 was incurred to CNL Securities Corp., as the former dealer manager of our follow-on public offering and $26,000 was incurred to the former investment advisor for reimbursable marketing for the three months ended March 31, 2012. Each party was paid the amount incurred from proceeds of our follow-on public offering. We believe that all offering costs incurred have been paid.

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

On April 27, 2012, we entered into the Third Amended Partnership Agreement with each of the limited partners of the CSP OP, effective May 1, 2012. The Third Amended Partnership Agreement generally contains the same terms and conditions as the Second Amended Partnership Agreement, except with respect to the redemption of the Class B interest. Under the Third Amended Partnership Agreement, the Class B interest may be redeemed upon the earliest to occur of (i) the exercise by the holder of the Class B interest of its right to require CSP OP to redeem its interest, which such right continues for five years from the date of the agreement, (ii) the fifth anniversary of the date of the agreement, (iii) certain other liquidity events, (iv) a merger or sale transaction (a “Merger or Sale”), or (v) our common shares becoming listed or admitted to trading on a national securities exchange or designated for quotation on the

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

NASDAQ Global Select Market or the NASDAQ Global Market (a “Listing”). CSP OP may reject a redemption and institute a blackout period with respect to redemptions upon the determination by our Board of Trustees that an appraisal process would not be in the best interest of CSP OP at the time of the proposed redemption. A blackout period may only be imposed as the result of a potential Merger or Sale or potential Listing. The consideration received for the redemption of the Class B interest will depend upon the event triggering the redemption. In the event of a redemption in connection with (a) a Listing, the consideration will be determined based on the market value of our shares for a 30 day period beginning 150 days after the Listing, or (b) a Merger or Sale, the consideration will be determined based on our aggregate share value in the transaction. In the event of a redemption as a result of (a) the exercise by the holder of the Class B interest of its redemption right, (b) the fifth anniversary of the date of the agreement or (c) certain other liquidity events, the consideration will be determined based on an appraisal process. If we list our common shares, we will be required to redeem the Class B interest at the time prescribed, and at an amount calculated, in accordance with the partnership agreement of CSP OP. We recognized $200,000 in expense associated with the Class B interest during the year ended December 31, 2012.

The former investment advisor earned investment management fees of $500,000 and $5,962,000 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and December 31, 2012, the investment management fees payable to related party in our consolidated balance sheets were $3,945,000 and $10,700,000, respectively. In connection with services provided to the former investment advisor, CFG VIII, Inc., the former sub-advisor and affiliate of the former dealer manager pursuant to a sub-advisory agreement dated August 21, 2006 (which such agreement terminated by its terms on June 30, 2012 in connection with the termination of the Fourth Amended Advisory Agreement), was paid by the investment advisor $0 and $823,000 for the three months ended March 31, 2013 and 2012, respectively.

Acquisition Fee and Expenses to Related Party

The Transitional Services Agreement (and the advisory agreement prior to its termination) permitted the former investment advisor to earn an acquisition fee of up to 1.5% of (i) the purchase price of real estate investments acquired by us, including any debt attributable to such investments, or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. The Transitional Services Agreement expired according to its terms on April 30, 2013. The former investment advisor earned acquisition fees of $1,472,000 and $1,117,000 for the three months ended March 31, 2013 and 2012, respectively. In connection with services provided to the former investment advisor, the former sub advisor, pursuant to a sub advisory agreement, was paid by the former investment advisor acquisition fees of $0 and $209,000 for the three months ended March 31, 2013 and 2012, respectively. The former investment advisor earned $0 and $64,000 in acquisition related expenses during the three months ended March 31, 2013 and 2012. Prior to the adoption of “Business Combinations” on January 1, 2009, these acquisition fees and expenses were capitalized to investments in real estate and related intangibles. The former investment advisor earned a construction supervision fee of $838,000 and $0 during the three months ended March 31, 2013 and 2012, respectively.

Management Services to Related Party

Pursuant to the Transitional Services Agreement (and the advisory agreement prior to its termination) affiliates of the former investment advisor could also provide leasing, brokerage, property management, construction management or mortgage banking services for us. The Transitional Services Agreement expired according to its terms on April 30, 2013. CBRE Group, Inc., an affiliate of the former investment advisor, received property management fees of approximately $234,000 and $382,000 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and December 31, 2012, the property management fees payable to related party included in our consolidated balance sheets were $275,000 and $384,000, respectively. No brokerage or mortgage fees were paid to affiliates of the former investment Advisor for the three months ended March 31, 2013 and 2012.

Affiliates of the former investment advisor received leasing fees of $539,000 and $170,000 and construction management fees of $33,000 and $312,000 for the three months ended March 31, 2013 and 2012, respectively.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

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

A total of 300,000 restricted common shares with time-based vesting were granted to Mr. Cuneo, Mr. Kianka and other members of senior management of the Company on September 25, 2012 and the grant date fair value of the awards was $3,000,000. Compensation expense will be recognized on a straight-line basis over the service vesting period of three years and will take into consideration an estimated forfeiture rate of 5%. We recognized stock based compensation expense of $0 during the three months ended March 31, 2013 as a result of granting the awards to Mr. Cuneo, Mr. Kianka and other members of senior management.

On February 7, 2013, our Board’s independent trustees, Messrs. Black, Orphanides and Salvatore, were awarded equity grants under the amended and restated 2004 equity incentive plan on the following terms: (i) (x) Mr. Black’s award was for $100,000 in common shares (or 10,000 shares at $10.00 per share) and (y) Messrs. Orphanides and Salvatore each were awarded $25,000 in common shares (or 2,500 shares at $10.00 per share) for a total of $150,000; and (ii) each award vested in its entirety, upon issuance.

On March 15, 2013, a total of 281,625 restricted common shares were granted to our named executive officers (Messrs. Cuneo, Kianka and Reid) based on each executive’s achievement of performance objectives during 2012, as determined at the discretion of our Compensation Committee. Additionally, 21 of our employees were granted 117,300 restricted common shares, in the aggregate, on March 15, 2013. One-third of the restricted shares granted to our named executive officers and employees will vest in each of the first three anniversaries of grant if the grantee is employed by the Company on such anniversary.

In the event a listing of our common shares on a national securities exchange or certain mergers, sales or other related transactions involving the Company, or certain sales of assets occurs on or prior to July 1, 2014, the Company will grant awards to members of senior management of the Company in aggregate of 375,000 common shares. These shares will be fully vested when and if granted. The grant date fair value of the awards was $3,750,000. Compensation expense has been deferred until the contingency is resolved. We expect to list our common shares on the NYSE on or about May 21, 2013. See Note 19 “—Subsequent Events.”

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

Summary of Time-Based Restricted Common Shares

A summary of our Time-Based Restricted Common Shares from January 1, 2012 through March 31, 2013 is presented below:

	Nonvested
	Shares	Weighted-Average Grant Date Fair Value Per Share	Vested	Total
Outstanding at January 1, 2013	300,000	$10.00	0	$3,000,000
Granted	398,925	10.00	0	3,989,250
Vested	0	0	0	0
Canceled	0	0	0	0

Outstanding as of March 31, 2013	698,925	$10.00	0	$6,989,250

Summary of Performance-Based Restricted Common Shares

A summary of Performance- Based Restricted Common Shares from January 1, 2012 through March 31, 2013 is presented below:

	Nonvested
	Shares	Weighted-Average Grant Date Fair Value Per Share	Vested	Total
Awarded prior to January 1, 2013	375,000	10.00	0	$3,750,000
Granted	0	0	0	0
Vested	0	0	0	0
Canceled	0	0	0	0

Outstanding as of March 31, 2013	375,000	$10.00	0	$3,750,000

	2013	2012
Compensation expense recorded during the three months ended March 31	$440,000	$0
Unamortized compensation costs	$9,667,000	$0
Units available for the future awards	18,884,075	19,973,000

Performance Bonus Plan

On March 19, 2013, our Board of Trustees terminated our amended and restated 2004 performance bonus plan.

12. Shareholders’ Equity

Under our current declaration of trust, we have the authority to issue a total of 1,000,000,000 shares of beneficial interest. Of the total shares authorized, 990,000,000 shares are designated as common shares with a par value of $0.01 per share and 10,000,000 shares are designated as preferred shares.

The registration statement relating to our initial public offering was declared effective by the SEC on October 24, 2006. CNL Securities Corp. was the dealer manager of our initial public offering. The registration statement covered up to $2,000,000,000 in common shares of beneficial interest, 90% of which were offered at a price of $10.00 per share, and 10% of which were offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. As of January 29, 2009, we had issued 60,808,967 common shares in our initial public offering. We terminated the initial public offering effective as of the close of business on January 29, 2009. The registration statement relating to our follow-on public offering was

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

declared effective by the SEC on January 30, 2009. CNL Securities Corp. was the dealer manager of this offering. The registration statement covered up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which were offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We closed our follow-on offering on January 30, 2012. From January 30, 2009 (effective date) through January 30, 2012, we received gross offering proceeds of approximately $1,901,137,211 from the sale of 190,672,251 shares. During the three months ended March 31, 2013 and 2012, we issued shares pursuant to our dividend reinvestment plan. See Note 13 “Distributions”.

During the three months ended March 31, 2013 and 2012, we repurchased 2,838,799 common shares and 1,026,527 common shares, respectively, under our Share Redemption Program for $26,912,000 and $9,451,000, respectively.

Accumulated Other Comprehensive Income

The following presents the changes in the balances of each component of accumulated other comprehensive income for the three months ended March 31, 2013 and 2012 (in thousands):

	Foreign Currency Translation Gain (Loss)	Swap Fair Value Adjustment	Accumulated Other Comprehensive Income (Loss)
January 1, 2013	$(6,164)	$(2,423)	$(8,587)
Other Comprehensive Loss	(9,141)	(988)	(10,129)

March 31, 2013	$(15,305)	$(3,411)	$(18,716)

	Foreign Currency Translation Gain (Loss)	Swap Fair Value Adjustment	Accumulated Other Comprehensive Income (Loss)
January 1, 2012	$(10,579)	$(13,085)	$(23,664)
Other Comprehensive Income	6,475	942	7,417

March 31, 2012	$(4,104)	$(12,143)	$(16,247)

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

The following table reconciles the distributions declared per common share to the distributions paid per common share during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Distributions declared per common share	$0.150	$0.150
Less: Distributions declared in the current period, and paid in the subsequent period	(0.150)	(0.150)
Add: Distributions declared in the prior year, and paid in the current year	0.150	0.150

Distributions paid per common share	$0.150	$0.150

Distributions to shareholders during the three months ended March 31, 2013 and 2012 totaled $37,418,000 and $32,785,000, respectively.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

We issued 1,768,084 common shares and 1,551,242 common shares pursuant to our dividend reinvestment plan for the three months ended March 31, 2013 and 2012, respectively.

14. Derivative Instruments

The following table sets forth the terms of our interest rate swap derivative instruments at March 31, 2013 (amounts in thousands):

Type of Instrument	Notional Amount	Fair Value	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Non-qualifying Interest Rate Swap on Thames Valley Retail Park debt(1)	$8,575	(69)	5.41%	0.51%	May 30, 2013
Non-qualifying Interest Rate Swap on Albion Mills debt(1)	$8,688	(155)	3.94%	0.51%	October 10, 2013
Non-qualifying Interest Rate Swap on TD Term Loan	$50,000	(651)	1.53%	0.21%	March 6, 2020
Non-qualifying Interest Rate Swap on Wells Fargo Term Loan	$200,000	(1,428)	0.99%	0.21%	March 7, 2018
Non-qualifying Interest Rate Swap on Atrium I debt	$23,140	(957)	1.78%	0.21%	May 31, 2018
Non-qualifying Interest Rate Swap on Easton III debt	$6,590	(313)	1.95%	0.21%	January 31, 2019
Non-qualifying Interest Rate Swap on Point West I debt	$11,258	(334)	1.41%	0.21%	December 6, 2016
Qualifying Interest Rate Swap on Maskew Retail Park debt(1)	$21,248	(824)	3.42%	0.51%	August 10, 2014

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.

The following table sets forth the terms of our interest rate swap derivative instruments at December 31, 2012 (amounts in thousands):

Type of Instrument	Notional Amount	Fair Value	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Non-qualifying Interest Rate Swap on Thames Valley debt(1)	$9,160	(182)	5.41%	0.52%	May 30, 2013
Non-qualifying Interest Rate Swap on Albion Mills debt(1)	$9,280	(241)	3.94%	0.54%	October 10, 2013
Qualifying Interest Rate Swap on Maskew debt(1)	$22,698	(1,015)	3.42%	0.53%	August 10, 2014

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.

We marked our two non-qualifying economic hedge interest rate swap instruments with notional amounts of $8,575,000 and $8,688,000 to their estimated liability value of $224,000 and $423,000 on the consolidated balance sheet at March 31, 2013 and December 31, 2012 included in Liabilities as Interest Rate Swaps at Fair Value. We recognized a gain on interest rate swaps of $172,000 and $125,000 for the three months ended March 31, 2013 and 2012, respectively, included in Gain (Loss) on Interest Rate Swaps on the Consolidated Statement of Operations.

We marked our $50,000,000 non-qualifying economic hedge interest rate swap associated with our TD term loan payable on March 11, 2013 to its estimated liability value of $651,000 and $0 as of March 31, 2013 and December 31, 2012, respectively. The interest rate swap was originally designated as a qualifying cash flow hedge of the LIBOR base payments from its inception on March 6, 2013 and subsequent to a modification of the terms of the interest rate swap on March 11, 2013, the agreement no longer qualified as a hedge for accounting purposes. We recognized a loss on interest rate swaps of $454,000 and $0 for the three months ended March 31, 2013 and 2012, respectively, included in Gain (Loss) on Interest Rate Swaps on the Consolidated Statement of Operations and an adjustment to other comprehensive loss totaling $198,000 and $0 for the three months ended March 31, 2013 and 2012, respectively.

We marked our $200,000,000 non-qualifying economic hedge interest rate swap associated with our WF term loan payable on March 12, 2013 to its estimated liability value of $1,428,000 and $0 as of March 31, 2013 and December 31, 2012, respectively. The interest rate swap was originally designated as a qualifying cash flow hedge of the LIBOR base payments from its inception on March 7, 2013 and subsequent to a modification of the terms of the interest rate swap on March 12, 2013, the agreement no longer qualified as a hedge for accounting purposes. We recognized a loss on interest rate swaps of $683,000 and $0 for the three months

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

ended March 31, 2013 and 2012, respectively, included in Gain (Loss) on Interest Rate Swaps on the Consolidated Statement of Operations and an adjustment to other comprehensive loss totaling $745,000 and $0 for the three months ended March 31, 2013 and 2012, respectively.

We marked our $23,140,000 non-qualifying economic hedge interest rate swap associated with our Atrium I variable-rate loan payable upon its assumption on March 1, 2013 from the Duke Joint Venture in which we had an 80% ownership interest. The estimated fair value of the interest rate swap value of $957,000 and $0 as of March 31, 2013 and December 31, 2012. We recognized a loss on interest rate swap of $25,000 and $0 for the three months ended March 31, 2013 and 2012, respectively, included in Gain (Loss) on Interest Rate Swaps on the Consolidated Statement of Operations and an adjustment to other comprehensive loss totaling $139,000 and $0 for the three months ended March 31, 2013 and 2012, respectively.

We marked our $6,590,000 non-qualifying economic hedge interest rate swap associated with our Easton III variable-rate loan payable upon its assumption on March 1, 2013 from the Duke Joint Venture in which we had an 80% ownership interest. The estimated fair value of the interest rate swap value of $313,000 and $0 as of March 31, 2013 and December 31, 2012, respectively. We recognized a loss on interest rate swap of $9,000 and $0 for the three months ended March 31, 2013 and 2012, respectively, included in Gain (Loss) on Interest Rate Swaps on the Consolidated Statement of Operations and an adjustment to other comprehensive loss totaling $42,000 and $0 for the three months ended March 31, 2013 and 2012, respectively.

We marked our $11,258,000 non-qualifying economic hedge interest rate swap associated with our Point West I variable-rate loan payable upon its assumption on March 1, 2013 from the Duke Joint Venture in which we had an 80% ownership interest. The estimated fair value of the interest rate swap value of $334,000 and $0 as of March 31, 2013 and December 31, 2012, respectively. We recognized a loss on interest rate swap of $14,000 and $0 for the three months ended March 31, 2013 and 2012, respectively, included in Gain (Loss) on Interest Rate Swaps on the Consolidated Statement of Operations and an adjustment to other comprehensive loss totaling $57,000 and $0 for the three months ended March 31, 2013 and 2012, respectively.

There were no amounts of deferred gains or losses that are reported in AOCI that are expected to be reclassified into earnings in the next 12 months.

Our $21,248,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our Maskew Retail Park variable rate note payable from its inception on September 24, 2009. The estimated fair value of the interest rate swap liability value of $824,000 and $1,015,000 as of March 31, 2013 and December 31, 2012, respectively, has resulted in a swap fair value adjustment being recorded to other comprehensive gain totaling $190,000 and $41,000 for the three months ended March 31, 2013 and 2012, respectively.

15. Fair Value Option—Note Payable

During the fourth quarter of 2008, we elected to apply the fair value option on a note payable which bears interest at a variable rate and is currently subject to an economic hedge by an interest rate swap with similar terms and the same notional amount. We have elected to apply the fair value option on the Albion Mills Retail Park variable rate note payable to match the fair value treatment of interest rate swap derivative on the same note payable thereby achieving a reduction in the artificial volatility in net income or loss that occurs when related financial assets and liabilities are measured and reported on a different basis in the consolidated financial statements.

We applied the fair value option for the Albion Mills Retail Park note payable at each reporting period. Included in loss on notes payable at fair value in the statement of operations were $25,000 and $35,000 for the three months ended March 31, 2013 and 2012, respectively. In addition, there was a $594,000 translation gain and $271,000 translation loss recorded to Other Comprehensive Income at March 31, 2013 and 2012, respectively.

16. Fair Value of Financial Instruments and Investments

We apply the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical financial instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have classified the Albion Mills Retail Park notes payable as Level 3 as of March 31, 2013 and December 31, 2012 due to the lack of current market activity and our reliance on unobservable inputs to estimate the fair value of the mortgage note payable.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

As of March 31, 2013 and December 31, 2012, we held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, interest rate swap derivative contracts and our equity method investment in CBRE Strategic Partners Asia. Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less, including money market funds and U.S. Government obligations. Derivative instruments are related to our economic hedging activities with respect to interest rates.

The fair values of the interest rate swap derivative agreements are estimated with the assistance of a third party valuation specialist, as reviewed by the Vice President and Controller, using the market standard methodology of discounting the future expected cash payments and receipts on the pay and receive legs of the interest rate swap agreements that swap the estimated variable rate mortgage note payment stream for a fixed rate receive payment stream over the period of the loan. The variable interest rates used in the calculation of projected receipts on the interest rate swap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements (where appropriate). Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2013 and December 31, 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

The following items are measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 (in thousands):

	As of March 31, 2013
		Fair Value Measurements Using:
	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash and Cash Equivalents	$2,497	$2,497	$0	$0
Interest Rate Swaps at Fair Value—Non Qualifying Hedges	$(3,907)	$0	$(3,907)	$0
Interest Rate Swaps at Fair Value—Qualifying Hedges	$(824)	$0	$(824)	$0
Investment in CBRE Strategic Partners Asia	$8,178	$0	$0	$8,178
Note Payable at Fair Value	$(8,719)	$0	$0	$(8,719)
Class B Interest	$(200)	$0	$0	$(200)

	As of December 31, 2012
		Fair Value Measurements Using:
	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash and Cash Equivalents	$6,495	$6,495	$0	$0
Interest Rate Swaps at Fair Value—Non Qualifying Hedges	$(423)	$0	$(423)	$0
Interest Rate Swaps at Fair Value—Qualifying Hedges	$(1,015)	$0	$(1,015)	$0
Investment in CBRE Strategic Partners Asia	$8,098	$0	$0	$8,098
Note Payable at Fair Value	$(9,288)	$0	$0	$(9,288)
Class B Interest	$(200)	$0	$0	$(200)

The following table presents our activity for the variable rate note payable and our investment in CBRE Strategic Partners Asia measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Investment in CBRE Strategic Partners Asia	Note Payable
Balance at January 1, 2013	$8,098	$(9,288)
Contributions	0	0
Distributions	0	0
Total Income (Loss) on Fair Value Adjustment	80	(25)
Translation Adjustment in Other Comprehensive Income	0	594

Balance at March 31, 2013	$8,178	$(8,719)

The Amount of Total Income (Loss) for the Period Included in Loss on Note Payable at Fair Value and Equity in Income of Unconsolidated Entities to Note Payable and Investment in Unconsolidated Entities Held at March 31, 2013	$80	$(25)

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Investment in CBRE Strategic Partners Asia	Note Payable
Balance at January 1, 2012	$8,381	$(8,775)
Contributions	0	0
Distributions	0	0
Total Loss on Fair Value Adjustment	(193)	(35)
Translation Adjustment in Other Comprehensive Income	0	(271)

Balance at March 31, 2012	$8,188	$(9,081)

The Amount of Total Income Loss for the Period Included in Loss on Note Payable at Fair Value and Equity in Income of Unconsolidated Entities to Note Payable and Investment in Unconsolidated Entities Held at March 31, 2012	$(193)	$(35)

Gains and losses (realized and unrealized) included in earnings related to the interest rate swaps, as well as for the elected fair value note payable for the three months ended March 31, 2013 and March 31, 2012 are reported as components of “Other Income and Expense” on the consolidated statements of operations.

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

Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. The Company does not obtain collateral associated with its derivative instruments, but monitors the credit standing of its counterparties on a regular basis. Should counterparty fail to perform, the Company would incur a financial loss to the extent that the associated derivative contract was in an asset position. At March 31, 2013, the Company does not anticipate non-performance by the counterparties to its outstanding derivative contracts.

At March 31, 2013, the Company expects that the hedged forecasted transactions, for each of the outstanding qualifying cash flow hedging relationships remains probable of occurring and that no gains or losses recorded to accumulated other comprehensive loss are expected to be reclassified to earnings.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

To illustrate the effect of movements in the interest rate markets, the Company performed a market sensitivity analysis on its outstanding hedging instruments. The Company applied various basis point spreads to the underlying interest rate curves of the derivative portfolio in order to determine the instruments’ change in fair value. The following tables summarize the results of the analysis performed for the period ended March 31, 2013 and March 31, 2012, respectively (dollars in thousands):

Type of Instrument	Notional Amount	Maturity Date	Effects of Change in Interest Rates as of March 31, 2013
			-100 Basis Points	-50 Basis Points	+50 Basis Points	+100 Basis Points
Non-qualifying Interest Rate Swap on Thames Valley Retail Park debt(1)	$8,575	May 30, 2013	(0)	(0)	0	0
Non-qualifying Interest Rate Swap on Albion Mills debt(1)	$8,688	October 10, 2013	(22)	(22)	22	43
Non-qualifying Interest Rate Swap on TD Term Loan	$50,000	March 6, 2020	(3,296)	(1,668)	1,520	3,029
Non-qualifying Interest Rate Swap on Wells Fargo Term Loan	$200,000	March 7,2018	(8,760)	(4,751)	4,595	9,093
Non-qualifying Interest Rate Swap on Atrium I debt	$23,140	May 31, 2018	(960)	(515)	511	1,018
Non-qualifying Interest Rate Swap on Easton III debt	$6,590	January 31, 2019	(330)	(170)	167	333
Non-qualifying Interest Rate Swap on Point West I debt	$11,258	December 6, 2016	(244)	(184)	191	380
Qualifying Interest Rate Swap on Maskew Retail Park debt(1)	$21,248	August 10,2014	(141)	(138)	138	275

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.

Type of Instrument	Notional Amount	Maturity Date	Effects of Change in Interest Rates as of March 31, 2012
			-100 Basis Points	-50 Basis Points	+50 Basis Points	+100 Basis Points
Non-qualifying Interest Rate Swap on Thames Valley Retail Park debt(1)	$9,033	May 30, 2013	(106)	(55)	56	112
Non-qualifying Interest Rate Swap on Albion Mills debt(1)	$9,151	October 10, 2013	(150)	(80)	80	159
Qualifying Interest Rate Swap on Maskew Retail Park debt(1)	$22,381	August 10,2014	(545)	(283)	283	566
Qualifying Interest Rate Swap on Pacific Corporate Park debt	$81,000	December 7, 2017	(3,228)	(1,957)	1,971	4,016
Qualifying Interest Rate Swap on 100 Kimball Drive Park debt	$32,355	March 1,2021	(2,568)	(1,364)	1,097	2,318
Qualifying Interest Rate Swap on Kings Mountain III debt	$11,530	July 1,2018	(683)	(357)	295	621

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.

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

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

Disclosure of Fair Value Financial Instruments

For disclosure purposes only, the following table summarizes our notes payable and their estimated fair value at March 31, 2013 and December 31, 2012 (in thousands):

	Book Value		Fair Value
Financial Instrument	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Notes Payable(1)	$718,077	$492,944	$792,532	$514,451
Note Payable at Fair Value(1)	8,719	9,288	8,719	9,288

Total Notes Payable(1)	$726,796	$502,232	$801,251	$523,739

Loans Payable(1)	$320,044	$265,000	$320,044	$265,000

(1)

Level 3: For purposes of this fair value disclosure, we based our fair value estimate for notes payable on our internal valuation that includes a representative sample of our lenders’ market interest rate quotes as of March 31, 2013 and December 31, 2012 for debt with similar risk characteristics and maturities. We based the Note Payable carried at fair value on a third party appraiser’s valuation, which used similar techniques as our internal valuation model as of March 31, 2013 and December 31, 2012.

These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have classified the notes payable as Level 3 as of March 31, 2013 and December 31, 2012 due to the lack of current market activity and our reliance on unobservable inputs to estimate the fair value of the mortgage note payable.

17. Commitments and Contingencies

We have agreed to a capital commitment of up to $20,000,000 in CBRE Strategic Partners Asia. As of March 31, 2013, we funded $17,526,000 of our capital commitment. CBRE Global Investors, an affiliate of the former investment advisor, formed CBRE Strategic Partners Asia, to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. If we and all other currently committed capital investors had funded our entire commitments in CBRE Strategic Partners Asia as of March 31, 2013, we would have owned an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. A majority of our trustees (including a majority of our independent trustees) not otherwise interested in this transaction approved the transaction as being fair, competitive and commercially reasonable. CBRE Strategic Partners Asia is managed by CB Richard Ellis Investors SP Asia II, LLC or the Fund Manager, a subsidiary of CBRE Global Investors, an affiliate of the former investment advisor.

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

ASC 740-10 Income Taxes requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2013 and 2012 (unaudited)

based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We did not have a liability for any unrecognized benefits as of March 31, 2013. The tax years from 2008 through 2012 remain open to examination by the taxing jurisdictions to which the company is subject.

Included as a component of our tax provision, we have incurred income and other taxes (franchise, local and state government and international) related to our continuing operations in the amount of $69,000 and ($18,000), for California, Georgia, Massachusetts, Minnesota, New Jersey, North Carolina and Texas impacting our operations during the three months ended March 31, 2013 and 2012, respectively. The United Kingdom taxes real property operating results at a statutory rate of 20%. The United Kingdom taxable losses to date have generated a deferred tax asset of approximately $630,000 consisting of these net operating loss carryforwards. We have provided for a full valuation allowance of ($630,000) as of three months ended March 31, 2013 on deferred tax assets because it is not likely that future operating profits in the United Kingdom would be sufficient to absorb the net operating losses.

19. Subsequent Events

On April 26, 2013, our Board of Trustees determined that it is in the best interest of us and our shareholders to list our common shares of beneficial interest on a national securities exchange. We intend to list our common shares of beneficial interest on the NYSE under the ticker symbol “CSG.” We anticipate that our common shares of beneficial interest will be listed on the NYSE on or about May 21, 2013 (the “Listing”). The completion of the Listing is subject to certain conditions.

We also intend to commence a modified “Dutch Auction” tender offer (subject to all appropriate filings with the SEC), to purchase up to $125,000,000 of our common shares of beneficial interest. Under the terms of the proposed tender offer, we intend to select the lowest price, not greater than $10.60 nor less than $10.10 per common share of beneficial interest, net to the tendering shareholder in cash, less any applicable withholding taxes and without interest, that will allow us to purchase up to $125,000,000 of our common shares of beneficial interests or a lower amount depending upon the number of common shares properly tendered and not withdrawn. We expect to allow shareholders to tender all or a portion of their common shares in the tender offer. In the event that the tender offer is oversubscribed, proration of tendered common shares will be calculated promptly after the tender offer expires. We intend to fund the tender offer with funds available under the Unsecured Credit Facility. We expect to commence the proposed tender offer on or about May 21, 2013 in conjunction with the Listing. Wells Fargo Securities, LLC and Citigroup Global Markets Inc. will be the Dealer Managers for the proposed tender offer.

This Quarterly Report on Form 10-Q is for informational purposes only and is not an offer to buy or the solicitation of an offer to sell any securities of the Company. The tender offer will be made only pursuant to an offer to purchase, letter of transmittal and related materials that the Company intends to distribute to its shareholders and file with the SEC. The full details of the tender offer, including complete instructions on how to tender Shares, will be included in the offer to purchase, the letter of transmittal and other related materials, which the Company will distribute to shareholders and file with the SEC upon commencement of the tender offer. Shareholders are urged to carefully read the offer to purchase, the letter of transmittal and other related materials when they become available because they will contain important information, including the terms and conditions of the tender offer. Shareholders may obtain free copies of the offer to purchase, the letter of transmittal and other related materials that the Company files with the SEC at the SEC’s website at http://www.sec.gov or by calling the information agent for the contemplated tender offer, who will be identified in the materials filed with the SEC at the commencement of the tender offer. In addition, shareholders may obtain free copies of the Company’s filings with the SEC from the Company’s website at http://www.chambersstreet.com or by directing a request to Mr. Martin A. Reid, Chambers Street Properties, 47 Hulfish Street, Suite 210, Princeton, NJ 08542 or (609) 683-4900.

On April 26, 2013, our Board of Trustees determined that in contemplation of the Listing and the tender offer described above, our share redemption program will terminate upon the Listing, which is expected to occur on or about May 21, 2013.

On April 26, 2013, our Board of Trustees determined that in contemplation of the Listing and the tender offer described above, our dividend reinvestment plan will terminate upon the Listing, which is expected to occur on or about May 21, 2013.

On April 26, 2013, our Board of Trustees approved a quarterly distribution of $0.125 per common share, to be paid on October 11, 2013 to the holders of record of common shares on September 26, 2013.

On May 1, 2013, we paid off the Sabal Pavilion fixed rate mortgage loan in the amount of $14,700,000.

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

Cautionary Note Regarding Forward-Looking Statements

This document contains various “forward-looking statements.” You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “would,” “could,” “should,” “seeks,” “approximately,” “intends,” “plans,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Statements regarding the following subjects may be impacted by a number of risks and uncertainties:

¡	our business strategy;

¡	our ability to obtain future financing arrangements;

¡	estimates relating to our future distributions;

¡	our understanding of our competition;

¡	market trends;

¡	projected capital expenditures;

¡	the impact of technology on our products, operations and business; and

¡	the use of the proceeds of any offerings of securities.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common shares, along with the following factors that could cause actual results to vary from our forward-looking statements:

¡	our ability to complete the listing of our common shares on the NYSE;

¡	our ability to complete the tender offer;

¡	the price at which our common shares may be traded on the NYSE, which may be higher or lower than the purchase price in the tender offer;

¡	the price and time at which we may make additional repurchases of common shares following the completion of the tender offer;

¡	the number of common shares acquired in such repurchases and the terms, timing, costs, and interest rate on any indebtedness incurred to fund such repurchases;

¡	national, regional and local economic climates;

¡	changes in supply and demand for industrial and office properties;

¡	adverse changes in the real estate markets, including increasing vacancy, decreasing rental revenue and increasing insurance costs;

¡	availability and credit worthiness of prospective tenants;

¡	our ability to maintain rental rates and maximize occupancy;

¡	our ability to identify and secure acquisitions;

¡	our failure to successfully manage growth or operate acquired properties;

¡	our pace of acquisitions and/or dispositions of properties;

¡	risks related to development projects (including construction delay, cost overruns or our inability to obtain necessary permits);

¡	payment of distributions from sources other than cash flows and operating activities;

¡	receiving corporate debt ratings and changes in the general interest rate environment;

¡	availability of capital (debt and equity);

¡	our ability to refinance existing indebtedness or incur additional indebtedness;

¡	failure to comply with our debt covenants;

¡	unanticipated increases in financing and other costs, including a rise in interest rates;

¡	the actual outcome of the resolution of any conflict;

¡	material adverse actions or omissions by any of our joint venture partners;

¡	our ability to operate as a self-managed company;

¡	availability of and ability to retain our executive officers and other qualified personnel;

¡	future terrorist attacks in the United States or abroad;

¡	the ability of CSP OP to qualify as a partnership for U.S. federal income tax purposes;

¡	our ability to qualify as a REIT for U.S. federal income tax purposes;

¡	foreign currency fluctuations;

¡	changes to accounting principles and policies and guidelines applicable to REITs;

¡	legislative or regulatory changes adversely affecting REITs and the real estate business;

¡	environmental, regulatory and/or safety requirements; and

¡

other factors discussed under Item 1A Risk Factors of this Annual Report on Form 10-K for the year ended December 31, 2012 and those factors that may be contained in any filing we make with the SEC, including Part II, Item 1A of Form 10-Qs.

Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. “Risk Factors.”

This Quarterly Report on Form 10-Q is for informational purposes only and is not an offer to buy or the solicitation of an offer to sell any securities of the Company. The tender offer will be made only pursuant to an offer to purchase, letter of transmittal and related materials that the Company intends to distribute to its shareholders and file with the Securities and Exchange Commission (the “SEC”). The full details of the tender offer, including complete instructions on how to tender Shares, will be included in the offer to purchase, the letter of transmittal and other related materials, which the Company will distribute to shareholders and file with the SEC upon commencement of the tender offer. Shareholders are urged to carefully read the offer to purchase, the letter of transmittal and other related materials when they become available because they will contain important information, including the terms and conditions of the tender offer. Shareholders may obtain free copies of the offer to purchase, the letter of transmittal and other related materials that the Company files with the SEC at the SEC’s website at http://www.sec.gov or by calling the information agent for the contemplated tender offer, who will be identified in the materials filed with the SEC at the commencement of the tender offer. In addition, shareholders may obtain free copies of the Company’s filings with the SEC from the Company’s website at http://www.chambersstreet.com or by directing a request to Mr. Martin A. Reid, Chambers Street Properties, 47 Hulfish Street, Suite 210, Princeton, NJ 08542 or (609) 683-4900.

Overview

Chambers Street Properties is a self-administered and internally managed Maryland REIT led by an experienced management team that is focused on acquiring, owning and operating high-quality industrial and office properties. Our management team manages our day-to-day operations and oversees and supervises our employees and outside service providers. Acquisitions and asset management services are performed principally by us, with certain services provided by third parties. Prior to July 1, 2012, all of the business activities of the Company were managed by CBRE Advisors LLC (the “former investment advisor”) pursuant to the fourth amended and restated advisory agreement (the “Fourth Amended Advisory Agreement”), which terminated according to its terms on June 30, 2012. In addition, effective July 1, 2012, the Company entered into a transitional services agreement with CSP OP and the former investment advisor pursuant to which the former investment advisor would provide certain operational and consulting services to the Company at the direction of our officers and other personnel for a term which ended on April 30, 2013.

We invest in real estate properties, focusing primarily on industrial (primarily warehouse/distribution/logistics) and office properties, as well as other real estate-related assets. We primarily target single-tenant industrial and office assets, in well-located and growing markets that are critical to the tenant’s business. A majority of these properties are subject to triple net or similar leases, where the tenant bears all or substantially all of the costs, including cost increases, for real estate taxes, utilities, insurance and ordinary repairs. We may also utilize our expertise and resources to capitalize on unique opportunities that may exist elsewhere in the marketplace. We intend to invest primarily in properties located in geographically-diverse metropolitan areas in the United States. We expect that our international investments will focus on properties typically located in significant business districts and suburban markets. Some of our domestic and international investments may be in partnership with other entities that have significant local-market expertise.

As of March 31, 2013, we owned, on a consolidated basis, 99 industrial (primarily warehouse/distribution/logistics) office and retail properties located in 19 U.S. states (Arizona, California, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Maryland, Massachusetts, Minnesota, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Texas, Utah and Virginia) and in the United Kingdom, encompassing approximately 22,314,000 rentable square feet. Our consolidated properties were approximately 95.90% leased (based upon square feet) as of March 31, 2013. As of March 31, 2013, 72 of our consolidated properties were triple net leased to single tenants—these triple net single-tenant properties encompassed approximately 17,604,000 rentable square feet. As of March 31, 2013, certain of our consolidated properties were subject to mortgage debt, a description of which is set forth in “Financial Condition, Liquidity and Capital Resources—Financing.”

In addition, we had ownership interests in five unconsolidated entities that, as of March 31, 2013, owned interests in 32 properties. Excluding those properties owned through our investment in CBRE Strategic Partners Asia, we owned, on an unconsolidated basis, 30 industrial (primarily warehouse/distribution/logistics) office and retail properties located in nine U.S. states (Arizona, Florida, Illinois, Indiana, Missouri, North Carolina, Ohio, Tennessee and Texas) and in the United Kingdom and Europe encompassing approximately 11,748,000 rentable square feet. Our unconsolidated properties were approximately 99.04% leased (based upon square feet) as of March 31, 2013. As of March 31, 2013, 18 of our unconsolidated properties were triple net leased to single tenants—these triple net single-tenant properties encompassed approximately 10,170,000 rentable square feet. As of March 31, 2013, certain of our unconsolidated properties were subject to mortgage debt, a description of which is set forth in “-Financial Condition, Liquidity and Capital Resources—Financing.”

As of March 31, 2013, our portfolio was 96.99% leased, and the total effective annual rents for our industrial (primarily warehouse/distribution/logistics) properties, office properties and retail properties were approximately $95,878,000, $167,451,000 and $8,620,000 respectively (net of any rent concessions). The average effective annual rent per square foot for our industrial (primarily warehouse/distribution/logistics) properties, office properties and retail properties was approximately $3.89, $18.84 and $17.38, respectively (net of any rent concessions). The average effective annual rent per square foot for our triple net lease industrial and office properties was approximately $3.97 and $18.26 as of March 31, 2013, respectively (net of any rent concessions). As of March 31, 2013, approximately 56% of our annualized base rent was derived from investment grade rated tenants.

As of March 31, 2012, our portfolio was 98.27% leased, and the total effective annual rents for our industrial (primarily warehouse/distribution/logistics) properties, office properties and retail properties were approximately $79,952,000, $162,417,000, and $8,831,000 as of March 31, 2012, respectively (net of any rent concessions). The average effective annual rent per square foot for our industrial properties, office properties and retail properties was approximately $3.84, $19.15 and $17.81 as of March 31, 2012, respectively (net of any rent concessions). The average effective annual rent per square foot for our triple net lease industrial and office properties was approximately $3.93 and $17.58 as of March 31, 2012, respectively (net of any rent concessions).

Our primary objective is to maximize shareholder value through stable cash flow and long-term asset appreciation. In pursuing this objective, we target growth through acquisitions and selective built-to-suit development in markets that complement our existing portfolio, actively manage our balance sheet to maintain flexibility with conservative leverage, and seek internal growth through proactive asset management, leasing and property management oversight. Operating results at our individual properties are impacted by the supply and demand for industrial, office and retail space, trends of national and regional economies, the financial health of current and prospective tenants and their customers, capital and credit market trends, construction costs, and interest rate movements. Individual operating property performance is monitored and calculated using certain non-GAAP financial measures such as an analysis of net operating income. An analysis of net operating income as compared to local regional and national statistics may provide insight into short or longer term trends exclusive of capital markets or capital structuring issues. Interest rates are a critical factor in our results of operations. Our properties may be financed with significant amounts of debt, so changes in interest rates may affect both net income and the health of capital markets. For investments outside of the United States, in addition to monitoring local property market fundamentals and capital and credit market trends, we evaluate currency hedging strategies, taxes, the stability of the local government and economy and the experience of our management team in the region.

We were formed on March 30, 2004 and commenced operations in July 2004, following an initial $55 million private placement of our common shares of beneficial interest. Jack A. Cuneo, our Founder and President and Chief Executive Officer, developed the initial business plan and obtained sponsorship from CBRE Global Investors to establish the Company. Since that time, we have raised equity capital to finance our real estate investment activities through two public offerings of our common shares of beneficial interest. Our public offerings raised an aggregate of $2,388,227,000 in gross offering proceeds, excluding proceeds associated with common shares issued under our amended and restated dividend reinvestment plan. Our common shares of beneficial interest are not currently listed on a national securities exchange, but we expect to list them on or about May 21, 2013. For more information about the listing, see “—Subsequent Events.” We were initially formed as CB Richard Ellis Realty Trust and on July 1, 2012, we changed our name to Chambers Street Properties. All of our real estate investments are held directly by, or indirectly through wholly owned subsidiaries of CSP Operating Partnership, LP (“CSP OP”) which we are the sole general partner. We have elected to be taxed as a REIT for U.S. federal income tax purposes. As a REIT, we generally will not be subject to U.S. federal income tax on that portion of our income that is distributed to our shareholders if at least 90% of our net taxable income is distributed to our shareholders

In 2010, our Board of Trustees established a Special Committee of the Board (the “Special Committee”) consisting of the Board’s independent trustees to explore and review our strategic alternatives and liquidity events in accordance with our investment objectives. The Special Committee engaged Robert A. Stanger & Co., Inc. as its financial advisor, to assist with its exploration and review of our strategic alternatives and liquidity events in accordance with our investment objectives (as discussed above). During 2011, with the assistance of its financial advisor and in consultation with the former investment advisor and our Board of Trustees, the Special Committee discussed and considered various strategic alternatives, including potentially continuing as a going concern under our current business plan, a potential liquidation of our assets either through a sale or merger of our company (including through either a bulk sale of our portfolio or through a sale of our individual properties) as well as a potential listing of our shares on a national securities exchange. In December 2011, after consideration of the recent general economic and capital market conditions, market conditions for listed REITs, credit market conditions, our operational performance, the status of our portfolio, our then current offering and our current and anticipated deployment of available capital to investments, the Special Committee and our Board of Trustees determined it was in the best interests of our shareholders for our shares to remain unlisted and to continue operations rather than commencing a liquidation of our assets. The Special Committee and our Board of Trustees believed that remaining unlisted and continuing our operations would provide us with the ability to purchase additional properties in order to continue to expand and diversify our portfolio and thus potentially better position us for a liquidity event. In April 2013, our Board of Trustees determined that it was in the best interest of us and our shareholders to pursue a listing on the NYSE, which is expected to occur on or about May 21, 2013. For more information about the listing, see “—Subsequent Events.”

Transition to Self-Management

In March 2012, the Special Committee determined that our company and its shareholders would benefit from an internal management structure in that such a structure could provide cost savings, improved distribution coverage, flexibility to pursue a variety of strategic initiatives, the ability to take advantage of opportunities created by changing market conditions and an opportunity to enhance the trading values of our common shares to the extent that we pursue and complete a listing of our common shares on a national securities exchange, the NASDAQ Global Select Market or the NASDAQ Global Market. For more information about our decision to pursue a listing on the NYSE, see “—Subsequent Events.” Our Board of Trustees, based on the recommendation of the Special Committee, authorized the Special Committee to commence a process to achieve internal management.

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

On June 30, 2012, the Fourth Amended Advisory Agreement terminated according to its terms and, effective July 1, 2012, we entered into a transitional services agreement (the “Transitional Services Agreement”) with CSP OP and the former investment advisor pursuant to which the former investment advisor would provide certain operational and consulting related services to us at the direction of our officers and other personnel for a term which ended on April 30, 2013.

For consulting services provided to us in connection with the investment management of our assets, the former investment advisor was paid an investment management consulting fee payable in cash consisting of (i) a monthly fee equal to one-twelfth of 0.5% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments within our portfolio and (ii) a monthly fee equal to 5.0% of the aggregate monthly net operating income derived from all real estate investments within our portfolio, subject to certain adjustments. For consulting services provided to us in connection with the acquisition of assets, the former investment advisor or its affiliates was paid acquisition fees up to 1.5% of (i) the contract purchase price of real estate investments acquired by us, or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. The total of all acquisition consulting fees payable with respect to real estate investments did not exceed an amount equal to 6% of the contract purchase price (or 6% of funds advanced with respect to mortgages) provided, however, that a majority of the uninterested members of the Board of Trustees could approve amounts in excess of this limit.

Upon the termination date of the Transitional Services Agreement, we and the former investment advisor are required to agree on a list of unacquired real estate investments for which the former investment advisor has performed certain acquisition related consulting services (a “Qualifying Property”). If any Qualifying Property is acquired by us within the nine months following the termination of the Transitional Services Agreement then we shall pay an acquisition consulting fee equal to 0.75% of (i) the contract purchase price of the real estate investments (including debt), or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity to the former investment advisor. Real estate investments for which there is a dispute as to whether it is a Qualifying Property that are acquired within the nine months following the termination of the Transitional Services Agreement will be submitted to arbitration.

For consulting services provided to us in connection with property management, leasing or construction services, to the extent such services were used, the former investment advisor was paid based upon the customary property management, leasing and construction supervision fees applicable to the geographic location and type of property. Such fees for each service ranged from 2.0% to 5.0% of gross revenues received from a property that we owned. We paid the former investment advisor a real estate commission fee upon the sale of properties in an amount equal to the lesser of (i) one-half of the competitive real estate commission or (ii) 3% of the sales price of each property sold. The total brokerage commission paid did not exceed the lesser of the competitive real estate commission or an amount equal to 6% of the sales price of the property.

To the extent that the Company assumes or incurs prior to the termination of the Transition Services Agreement a cost that was previously borne by the former investment advisor during the term of the Transition Services Agreement or its predecessor agreement, then amounts otherwise owed under the Transition Services Agreement are to be correspondingly reduced on a monthly basis; provided that (i) any Assumed Costs resulting from hiring of any targeted personnel are to reduce the amounts payable by the Company under this agreement for such month only to the extent of their base salary and benefits (as in effect immediately prior to their hiring by the Company) and any related other direct employer costs (but excluding any bonus amounts) earned or incurred during the month.

We reimbursed the former investment advisor for certain expenses paid or incurred in connection with services provided under the Transitional Services Agreement. In addition, the former investment advisor was only entitled to reimbursement for third party expenses incurred in connection with services provided pursuant to the Transitional Services Agreement that we approved in writing. Our sole obligation to reimburse the former investment advisor for expenses incurred related to personnel costs was to make an aggregate payment equal to $2,500,000 on the effective date of the agreement.

Business and Growth Strategies

We seek to invest in industrial and office properties that are net leased to investment grade or credit rated tenants on long-term leases at attractive prices through new acquisitions or build-to-suit projects. We believe the credit quality of many of our tenants, the lengths of our leases, the relatively modest capital expense requirements of our properties and our single-tenant focus help us to create shareholder value. We also believe that our senior management team’s extensive experience will allow us to identify and consummate the acquisition and development of high-quality net leased properties. Our strategy is intended to generate attractive risk-adjusted returns for our shareholders over time and across a variety of market conditions and economic cycles. We intend to execute our strategy and expand our portfolio through the following:

¡

Acquire Existing, High-Quality Net Leased Industrial and Office Properties. We believe high-quality industrial and office properties, which are net leased to single tenants with strong credit profiles, represent attractive investments. We target acquisitions in markets with above-average projected rental growth, strong tenant demand and significant barriers to new construction. Our relationships with our tenants and our network of industry contacts help us source acquisitions.

¡

Selectively Pursue Built-to-Suit Opportunities. We intend to pursue select built-to-suit opportunities that have attractive development yields and tenants with strong credit profiles under long-term triple net leases. A recent example of this strategy is the completion of our 300,000 square foot built-to-suit office development that is under a 12-year lease to Endo Health Solutions (NASDAQ: ENDP), located outside Philadelphia, Pennsylvania. In addition, we recently formed a joint venture to develop a four building, 454,801 square foot build-to-suit office complex in Malvern, Pennsylvania for Shire US, Inc., which will serve as their US corporate headquarters under a 15-year lease.

¡

Maximize Cash Flow Through Internal Growth. We seek investments that provide the potential for attractive returns to our shareholders with fixed rent escalations over long term leases that provide stable cash flow. We have typically structured our property acquisitions to achieve a positive spread between our cost of capital and the yields achieved on our investments. Our existing leases have embedded rental rate growth as the majority of our existing leases provide for periodic increases in rent.

¡

Pursue a Disciplined Capital Recycling Program. We intend to pursue a disciplined capital allocation strategy designed to maximize the value of our investments by selectively disposing of properties that are no longer consistent with our investment strategy or whose returns appear to have been maximized. To the extent that we dispose properties, we intend to redeploy the capital into investment opportunities that we believe are more attractive investments.

¡

Actively Manage a Strong and Flexible Capital Structure. We expect to maintain a prudent capital structure with access to multiple sources of equity and debt financing. We intend to continue to stagger our debt maturities and transition to become a primarily unsecured borrower. We anticipate that we will have a mix of fixed and floating-rate debt and intend to maintain modest total leverage. As a means to reduce our exposure to foreign currency fluctuations, we endeavor to place debt in the local currency on our international properties.

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

Throughout 2012 and into 2013, demand for quality industrial space accelerated across much of the country, but particularly in major distribution hubs. The office market is in the midst of a slow recovery following the recession, with the rate of recovery varying significantly by metropolitan area and submarket. Net lease properties performed better than other real estate segments during the recent recession, reflecting the stability provided by assets with long-term in-place leases. Construction and development of new properties has shown signs of improvement, primarily with regard to new, single-tenant, built-to-suit opportunities leased on a long-term basis. The continuation of low interest rates combined with the availability of attractively priced properties should allow us to deploy our capital on an attractive basis.

Our Properties

The following table provides information relating to our properties, excluding those owned through our investment in CBRE Strategic Partners Asia, as of March 31, 2013. These properties consisted of 69 warehouse/distribution/logistics properties, encompassing 24,673,000 rentable square feet, 57 office properties, encompassing 8,893,000 rentable square feet and three retail properties, encompassing 496,000 rentable square feet.

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Domestic Consolidated Properties:
REMEC Corporate Campus 1(2) San Diego, CA	9/15/2004	1983	Office	100.00%	34	100.00%	$6,833
REMEC Corporate Campus 2(2) San Diego, CA	9/15/2004	1983	Office	100.00%	30	100.00%	6,125
REMEC Corporate Campus 3(2) San Diego, CA	9/15/2004	1983	Office	100.00%	37	100.00%	7,523
REMEC Corporate Campus 4(2) San Diego, CA	9/15/2004	1983	Office	100.00%	31	100.00%	6,186
300 Constitution Drive(2) Boston, MA	11/3/2004	1998	Warehouse/Distribution	100.00%	330	100.00%	19,805
Deerfield Commons(3) Atlanta, GA	6/21/2005	2000	Office	100.00%	122	100.00%	21,834
505 Century Parkway(2) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	100	100.00%	6,095
631 International Parkway(2) Dallas, TX	1/9/2006	1998	Warehouse/Distribution	100.00%	73	100.00%	5,407
660 North Dorothy(2) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	120	100.00%	6,836
Bolingbrook Point III Chicago, IL	8/29/2007	2006	Warehouse/Distribution	100.00%	185	100.00%	18,170
Community Cash Complex 1(2) Spartanburg, SC	8/30/2007	1960	Warehouse/Distribution	100.00%	206	3.50%	2,690
Community Cash Complex 2(2) Spartanburg, SC	8/30/2007	1978	Warehouse/Distribution	100.00%	144	76.58%	2,225
Community Cash Complex 3(2) Spartanburg, SC	8/30/2007	1981	Warehouse/Distribution	100.00%	116	0%	1,701
Community Cash Complex 4(2) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	33	100.00%	547
Community Cash Complex 5(2) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	53	100.00%	824
Fairforest Building 1(2) Spartanburg, SC	8/30/2007	2000	Warehouse/Distribution	100.00%	51	100.00%	2,974
Fairforest Building 2(2) Spartanburg, SC	8/30/2007	1999	Warehouse/Distribution	100.00%	104	100.00%	5,379
Fairforest Building 3(2) Spartanburg, SC	8/30/2007	2000	Warehouse/Distribution	100.00%	100	100.00%	5,760
Fairforest Building 4(2) Spartanburg, SC	8/30/2007	2001	Warehouse/Distribution	100.00%	101	100.00%	5,640
Fairforest Building 5 Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	316	100.00%	16,968
Fairforest Building 6 Spartanburg, SC	8/30/2007	2005	Warehouse/Distribution	100.00%	101	100.00%	7,469
Fairforest Building 7(2) Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	101	83.78%	5,626
Greenville/Spartanburg Industrial Park(2) Spartanburg, SC	8/30/2007	1990	Warehouse/Distribution	100.00%	67	100.00%	3,388
Highway 290 Commerce Park Building 1(2) Spartanburg, SC	8/30/2007	1995	Warehouse/Distribution	100.00%	150	100.00%	5,388
Highway 290 Commerce Park Building 5(2) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	30	100.00%	1,420
Highway 290 Commerce Park Building 7(2) Spartanburg, SC	8/30/2007	1994	Warehouse/Distribution	100.00%	94	100.00%	4,889
HJ Park Building 1(2) Spartanburg, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	70	100.00%	4,216
Jedburg Commerce Park(2) Charleston, SC	8/30/2007	2007	Warehouse/Distribution	100.00%	513	100.00%	41,991
Kings Mountain I Charlotte, NC	8/30/2007	1998	Warehouse/Distribution	100.00%	100	100.00%	5,497

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Kings Mountain II Charlotte, NC	8/30/2007	2002	Warehouse/Distribution	100.00%	301	100.00%	11,311
Mount Holly Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	100.00%	6,208
North Rhett I Charleston, SC	8/30/2007	1973	Warehouse/Distribution	100.00%	285	21.07%	10,302
North Rhett II Charleston, SC	8/30/2007	2001	Warehouse/Distribution	100.00%	102	100.00%	7,073
North Rhett III(2) Charleston, SC	8/30/2007	2002	Warehouse/Distribution	100.00%	80	100.00%	4,812
North Rhett IV Charleston, SC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	100.00%	17,060
Orangeburg Park Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	100.00%	5,474
Orchard Business Park 2(2) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	18	100.00%	761
Union Cross Building I Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	101	100.00%	6,585
Union Cross Building II Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	100.00%	17,216
Highway 290 Commerce Park Building 2(2) Spartanburg, SC	9/24/2007	1995	Warehouse/Distribution	100.00%	100	100.00%	4,626
Highway 290 Commerce Park Building 6(2) Spartanburg, SC	11/1/2007	1996	Warehouse/Distribution	100.00%	105	100.00%	3,760
Lakeside Office Center Dallas, TX	3/5/2008	2006	Office	100.00%	99	95.65%	17,994
Kings Mountain III(2) Charlotte, NC	3/14/2008	2007	Warehouse/Distribution	100.00%	542	100.00%	25,728
Enclave on the Lake(2) Houston, TX	7/1/2008	1999	Office	100.00%	171	100.00%	37,827
Avion Midrise III Washington, DC	11/18/2008	2002	Office	100.00%	72	100.00%	21,111
Avion Midrise IV Washington, DC	11/18/2008	2002	Office	100.00%	72	100.00%	21,112
13201 Wilfred Lane(2) Minneapolis, MN	6/29/2009	1999	Warehouse/Distribution	100.00%	335	100.00%	15,340
3011, 3055 & 3077 Comcast Place(2) East Bay, CA	7/1/2009	1988	Office	100.00%	220	100.00%	49,000
140 Depot Street(2) Boston, MA	7/31/2009	2009	Warehouse/Distribution	100.00%	238	100.00%	18,950
12650 Ingenuity Drive Orlando, FL	8/5/2009	1999	Office	100.00%	125	100.00%	25,350
Crest Ridge Corporate Center 1(2) Minneapolis, MN	8/17/2009	2009	Office	100.00%	116	100.00%	28,419
West Point Trade Center(2) Jacksonville, FL	12/30/2009	2009	Warehouse/Distribution	100.00%	602	100.00%	29,000
5160 Hacienda Drive(2) East Bay, CA	4/8/2010	1988	Office	100.00%	202	100.00%	38,500
10450 Pacific Center Court(2) San Diego, CA	5/7/2010	1985	Office	100.00%	134	100.00%	32,750
225 Summit Ave(2) Northern NJ	6/21/2010	1966	Office	100.00%	143	100.00%	40,600
One Wayside Road Boston, MA	6/24/2010	1998	Office	100.00%	201	100.00%	55,525
100 Tice Blvd. Northern NJ	9/28/2010	2007	Office	100.00%	209	100.00%	67,600
Ten Parkway North Chicago, IL	10/12/2010	1999	Office	100.00%	100	100.00%	25,000
4701 Gold Spike Drive Dallas, TX	10/27/2010	2002	Warehouse/Distribution	100.00%	420	100.00%	20,300
1985 International Way Cincinnati, OH	10/27/2010	1998	Warehouse/Distribution	100.00%	189	100.00%	14,800
Summit Distribution Center Salt Lake City, UT	10/27/2010	2001	Warehouse/Distribution	100.00%	275	65.22%	13,400
3660 Deerpark Boulevard Jacksonville, FL	10/27/2010	2002	Warehouse/Distribution	100.00%	322	100.00%	15,300
Tolleson Commerce Park II Phoenix, AZ	10/27/2010	1999	Warehouse/Distribution	100.00%	217	100.00%	9,200
Pacific Corporate Park(2)(3) Washington, DC	11/15/2010	2002	Office	100.00%	696	100.00%	144,500

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
100 Kimball Drive(2) Northern NJ	12/10/2010	2006	Office	100.00%	175	100.00%	60,250
70 Hudson Street New York City Metro, NJ	4/11/2011	2000	Office	100.00%	409	100.00%	155,000
90 Hudson Street New York City Metro, NJ	4/11/2011	1999	Office	100.00%	418	65.14%	155,000
Millers Ferry Road(2) Dallas, TX	6/2/2011	2011	Warehouse/Distribution	100.00%	1,020	100.00%	40,366
Sky Harbor Operations Center(2) Phoenix, AZ	9/30/2011	2003	Office	100.00%	396	100.00%	53,500
1400 Atwater Drive(2) Philadelphia, PA	10/27/2011	2012	Office	100.00%	300	100.00%	84,786
Aurora Commerce Center Bldg. C(2) Denver, CO	11/30/2011	2007	Warehouse/Distribution	100.00%	407	100.00%	24,500
Sabal Pavilion Tampa, FL	12/30/2011	1998	Office	100.00%	121	100.00%	21,368
2400 Dralle Road(2)(3) Chicago, IL	3/20/2012	2011	Warehouse/Distribution	100.00%	1,350	100.00%	64,250
Midwest Commerce Center I(2) Kansas City, KS	8/16/2012	2009	Warehouse/Distribution	100.00%	1,107	100.00%	62,950
20000 S Diamond Lake Rd(2) Minneapolis, MN	11/7/2012	2004	Warehouse/Distribution	100.00%	280	100.00%	18,500
Gateway at Riverside(2) Baltimore, MD	11/30/2012	1991	Warehouse/Distribution	100.00%	801	100.00%	49,229
701 & 801 Charles Ewing Blvd.(2) Central NJ	12/28/2012	2009	Office	100.00%	111	100.00%	28,310
Mid-Atlantic Distribution Center-Bldg. A(2) Baltimore, MD	12/28/2012	2008	Warehouse/Distribution	100.00%	672	100.00%	43,150
Celebration Office Center(4) Orlando, FL	3/1/2013	2009	Office	100.00%	101	100.00%	18.420
22535 Colonial Pkwy(4) Houston, TX	3/1/2013	2009	Office	100.00%	90	100.00%	17,673
Northpoint III(4) Orlando, FL	3/1/2013	2001	Office	100.00%	108	100.00%	22,394
Goodyear Crossing Ind. Park II(4) Phoenix, AZ	3/1/2013	2009	Warehouse/Distribution	100.00%	820	100.00%	64,883
3900 North Paramount Parkway(4) Raleigh, NC	3/1/2013	1999	Office	100.00%	101	100.00%	18,523
3900 South Paramount Parkway(4) Raleigh, NC	3/1/2013	1999	Office	100.00%	119	100.00%	20,859
1400 Perimeter Park Drive(4) Raleigh, NC	3/1/2013	1991	Office	100.00%	45	100.00%	6,165
Miramar I(4) Ft. Lauderdale, FL	3/1/2013	2001	Office	100.00%	94	100.00%	23,912
Miramar II(4) Ft. Lauderdale, FL	3/1/2013	2001	Office	100.00%	129	100.00%	31,910
McAuley Place(4) Cincinnati, OH	3/1/2013	2001	Office	100.00%	191	86.89%	32,309
Point West I(4) Dallas, TX	3/1/2013	2008	Office	100.00%	183	100.00%	31,795
Easton III(4) Columbus, OH	3/1/2013	1999	Office	100.00%	135	100.00%	20,194
Norman Pointe I(4) Minneapolis, MN	3/1/2013	2000	Office	100.00%	213	79.54%	36,232
Norman Pointe II(4) Minneapolis, MN	3/1/2013	2007	Office	100.00%	324	100.00%	46,113
The Landings I(4) Cincinnati, OH	3/1/2013	2006	Office	100.00%	176	100.00%	30,249
The Landings II(4) Cincinnati, OH	3/1/2013	2007	Office	100.00%	175	94.34%	23,977
Atrium I(4) Columbus, OH	3/1/2013	1996	Office	100.00%	315	100.00%	45,071

Domestic Consolidated Properties(5)		2001			22,024	95.85%	2,443,738

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
International Consolidated Properties:
602 Central Blvd.(2) Coventry, UK	4/27/2007	2001	Office	100.00%	50	100.00%	23,847
Thames Valley Five Reading, UK	3/20/2008	1998	Office	100.00%	40	100.00%	29,572
Albion Mills Retail Park Wakefield, UK	7/11/2008	2000	Retail	100.00%	55	100.00%	22,098
Maskew Retail Park Peterborough, UK	10/23/2008	2007	Retail	100.00%	145	100.00%	53,740

International Consolidated Properties(5)		2003			290	100.00%	129,257

Consolidated Properties(5)		2002			22,314	95.90%	2,572,995

Domestic Unconsolidated Properties(5)(6):
Buckeye Logistics Center(7) Phoenix, AZ	6/12/2008	2008	Warehouse/Distribution	80.00%	1,009	100.00%	52,797
Afton Ridge Shopping Center(8) Charlotte, NC	9/18/2008	2007	Retail	90.00%	296	97.92%	44,530
AllPoints at Anson Bldg. 1(7) Indianapolis, IN	9/30/2008	2008	Warehouse/Distribution	80.00%	1,037	100.00%	42,684
12200 President’s Court(7) Jacksonville, FL	9/30/2008	2008	Warehouse/Distribution	80.00%	772	100.00%	29,995
201 Sunridge Blvd. (7) Dallas, TX	9/30/2008	2008	Warehouse/Distribution	80.00%	823	100.00%	25,690
Aspen Corporate Center 500(7) Nashville, TN	9/30/2008	2008	Office	80.00%	180	100.00%	29,936
125 Enterprise Parkway(7) Columbus, OH	12/10/2008	2008	Warehouse/Distribution	80.00%	1,143	100.00%	38,088
AllPoints Midwest Bldg. I(7) Indianapolis, IN	12/10/2008	2008	Warehouse/Distribution	80.00%	1,200	100.00%	41,428
Fairfield Distribution Ctr. IX(7) Tampa, FL	5/13/2009	2008	Warehouse/Distribution	80.00%	136	100.00%	7,151
Sam Houston Crossing I(7) Houston, TX	12/21/2010	2007	Office	80.00%	160	100.00%	20,400
Regency Creek(7) Raleigh, NC	12/21/2010	2008	Office	80.00%	122	100.00%	18,000
533 Maryville Centre(7) St. Louis, MO	12/21/2010	2000	Office	80.00%	125	100.00%	19,102
555 Maryville Centre(7) St. Louis, MO	12/21/2010	2000	Office	80.00%	127	90.49%	15,578
One Conway Park(2)(7) Chicago, IL	3/24/2011	1989	Office	80.00%	105	69.35%	12,320
West Lake at Conway(7) Chicago, IL	3/24/2011	2008	Office	80.00%	98	100.00%	14,060
One Easton Oval(2)(7) Columbus, OH	3/24/2011	1997	Office	80.00%	125	76.47%	9,529
Two Easton Ova(2)(7) Columbus, OH	3/24/2011	1995	Office	80.00%	129	81.92%	10,195
Weston Pointe I(7) Ft. Lauderdale, FL	3/24/2011	1999	Office	80.00%	98	90.62%	15,507
Weston Pointe II(7) Ft. Lauderdale, FL	3/24/2011	2000	Office	80.00%	97	100.00%	18,701
Weston Pointe III(7) Ft. Lauderdale, FL	3/24/2011	2003	Office	80.00%	97	100.00%	18,867
Weston Pointe IV(7) Ft. Lauderdale, FL	3/24/2011	2006	Office	80.00%	96	100.00%	22,605

Domestic Unconsolidated Properties(5)(6)		2006			7,975	98.59%	507,163

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
International Unconsolidated Properties(6):
Amber Park(2)(9) South Normanton, UK	6/10/2010	1997	Warehouse/Distribution	80.00%	208	100.00%	12,514
Brackmills(2)(9) Northampton, UK	6/10/2010	1984	Warehouse/Distribution	80.00%	187	100.00%	13,407
Düren(2)(10) Rhine-Ruhr, Germany	6/10/2010	2008	Warehouse/Distribution	80.00%	392	100.00%	13,148
Schönberg(2)(10) Hamburg, Germany	6/10/2010	2009	Warehouse/Distribution	80.00%	454	100.00%	13,819
Langenbach(2)(10) Munich, Germany	10/28/2010	2010	Warehouse/Distribution	80.00%	225	100.00%	18,573
Graben Distribution Center I(10) Munich, Germany	12/20/2011	2011	Warehouse/Distribution	80.00%	1,018	100.00%	54,962
Graben Distribution Center II(10) Munich, Germany	12/20/2011	2011	Warehouse/Distribution	80.00%	73	100.00%	6,868
Valley Park, Unit D(2)(9) Rugby, UK	3/19/2012	2011	Warehouse/Distribution	80.00%	146	100.00%	10,247
Koblenz Distribution Center(10) Frankfurt, Germany	12/12/2012	2012	Warehouse/Distribution	80.00%	1,070	100.00%	63,021

International Unconsolidated Properties(5)(6)		2008			3,773	100.00%	206,559

Unconsolidated Properties(5)		2006			11,748	99.04%	713,722

All Properties(5)(6)		2003			34,062	96.99%	$3,286,717

(1)

Approximate total acquisition cost represents the purchase price inclusive of customary costs and acquisition fees for properties acquired prior to January 1, 2009 and exclusive of customary costs and acquisition fees for properties acquired on dates subsequent to January 1, 2009.

(2)	This property is unencumbered.

(3)	Includes undeveloped land zoned for future office and warehouse/distribution/logistics use.

(4)	Properties acquired from the Duke joint venture on March 1, 2013.

(5)	Total or weighted average. Weighted average Year Built is weighted based upon approximate Total Acquisition Costs. Weighted average Percentage Leased is weighted based upon Net Rental Square feet.

(6)	Does not include CBRE Strategic Partners Asia properties.

(7)	This property is held through the Duke joint venture.

(8)	This property is held through the Afton Ridge joint venture.

(9)	This property is held through the UK JV.

(10)	This property is held through the European JV.

Single- and Multi-Tenant Property Distribution

Our single- and multi-tenant property distribution of March 31, 2013 was as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Property Type	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
Triple Net Single-Tenant Properties(2)	72	17,604	$1,860,108	18	10,170	$493,195	90	27,774	$2,353,303
Multi-Tenant Properties	19	3,588	518,679	10	1,357	178,820	29	4,945	697,499
Other Single-Tenant Properties	8	1,122	194,208	2	221	41,707	10	1,343	235,915

Total	99	22,314	$2,572,995	30	11,748	$713,722	129	34,062	$3,286,717

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

(2)	Triple Net Single-Tenant Properties include certain properties that have di minimis secondary tenant(s).

Property Type Distribution

Our property type distribution as of March 31, 2013 was as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

Domestic	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
Office	44	7,333	$1,691,218	13	1,559	$224,800	57	8,892	$1,916,018
Warehouse/Distribution	53	14,781	805,939	16	9,893	444,392	69	24,674	1,250,331
Retail	2	200	75,838	1	296	44,530	3	496	120,368

Total	99	22,314	$2,572,995	30	11,748	$713,722	129	34,062	$3,286,717

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Geographic Distribution

As of March 31, 2013, our portfolio was diversified across 22 states as well as the United Kingdom and Germany. No market accounted for more than 10% of our net rentable square feet or 15% of our approximate total acquisition cost. Our geographic distribution as of March 31, 2013 was as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Domestic	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
New Jersey	6	1,465	$506,760	—	—	$—	6	1,465	$506,760
Florida	8	1,602	187,654	6	1,296	112,826	14	2,898	300,480
Texas	9	2,276	184,293	2	983	46,090	11	3,259	230,383
Ohio	5	992	151,800	3	1,397	57,812	8	2,389	209,612
Virginia	3	840	186,723	—	—	—	3	840	186,723
Arizona	3	1,433	127,583	1	1,009	52,797	4	2,442	180,380
South Carolina	27	3,558	179,171	—	—	—	27	3,558	179,171
North Carolina	8	1,625	111,884	2	418	62,530	10	2,043	174,414
California	7	688	146,917	—	—	—	7	688	146,917
Minnesota	5	1,268	144,604	—	—	—	5	1,268	144,604
Illinois	3	1,635	107,420	2	203	26,380	5	1,838	133,800
Massachusetts	3	769	94,280	—	—	—	3	769	94,280
Maryland	2	1,473	92,379	—	—	—	2	1,473	92,379
Pennsylvania	1	300	84,786	—	—	—	1	300	84,786
Indiana	—	—	—	2	2,237	84,112	2	2,237	84,112
Kansas	1	1,107	62,950	—	—	—	1	1,107	62,950
Missouri	—	—	—	2	252	34,680	2	252	34,680
Tennessee	—	—	—	1	180	29,936	1	180	29,936
Colorado	1	407	24,500	—	—	—	1	407	24,500
Georgia	1	122	21,834	—	—	—	1	122	21,834
Kentucky	1	189	14,800	—	—	—	1	189	14,800
Utah	1	275	13,400	—	—	—	1	275	13,400

Total Domestic	95	22,024	2,443,738	21	7,975	507,163	116	29,999	2,950,901

International
Germany	—	—	—	6	3,232	170,391	6	3,232	170,391
United Kingdom	4	290	129,257	3	541	36,168	7	831	165,425

Total International	4	290	129,257	9	3,773	206,559	13	4,063	335,816

Total	99	22,314	$2,572,995	30	11,748	$713,722	129	34,062	$3,286,717

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Significant Tenants

As of March 31, 2013, no tenant accounted for more than 7.3% of our annualized base rent or 15% of our net rentable square feet. The following table details our largest tenants as of March 31, 2013 (in thousands):

	Tenant	Primary Industry	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
			Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
1.	Amazon.com(2)	Internet Retail	820	$4,425	4,134	$14,279	4,954	$18,704
2.	Barclay’s Capital	Financial Services	409	12,278	—	—	409	12,278
3.	U.S. General Services Administration	Government	316	7,131	134	3,379	450	10,510
4.	Raytheon Company	Defense and Aerospace	666	10,023	—	—	666	10,023
5.	JP Morgan Chase	Financial Services	396	5,973	—	—	396	5,973
6.	Lord Abbett & Co	Financial Services	175	5,668	—	—	175	5,668
7.	Nuance Communications	Software	201	5,665	—	—	201	5,665
8.	Endo Health Solutions	Pharmaceutical and Health Care Related	300	5,592	—	—	300	5,592
9.	Eisai	Pharmaceutical and Health Care Related	209	5,189	—	—	209	5,189
10.	Comcast	Telecommunications	220	4,945	—	—	220	4,945
11.	Pharmaceutical Product Development	Pharmaceutical and Health Care Related	251	4,797	—	—	251	4,797
12.	The Coleman Company	Consumer Product	1,107	4,605	—	—	1,107	4,605
13.	Deloitte	Professional Services	175	4,390	—	—	175	4,390
14.	Clorox International	Consumer Products	1,350	4,310	—	—	1,350	4,310
15.	Barr Laboratories	Pharmaceutical and Health Care Related	142	4,061	—	—	142	4,061
16.	Conopco(3)	Consumer Products	—	—	1,595	3,864	1,595	3,864
17.	Nationwide Mutual Insurance	Insurance	315	3,660	—	—	315	3,660
18.	Eveready Battery Company	Consumer Products	—	—	168	3,568	168	3,568
19.	ConAgra Foods	Food Service and Retail	742	3,422	—	—	742	3,422
20.	NDB Capital Markets	Financial Services	97	3,400	—	—	97	3,400
21.	Carl Zeiss	Pharmaceutical and Health Care Related	202	3,337	—	—	202	3,337
22.	Whirlpool	Consumer Product	1,020	3,264	—	—	1,020	3,264
23.	American LaFrance	Vehicle Related Manufacturing	513	3,163	—	—	513	3,163
24.	NCS Pearson	Education	167	3,140	—	—	167	3,140
25.	Bob’s Discount Furniture	Home Furnishings/Home Improvement	672	2,977	—	—	672	2,977
26.	Prime Distribution Services	Logistics and Distribution	—	—	1,200	2,958	1,200	2,958
27.	Citicorp North America	Financial Services	194	2,855	—	—	194	2,855
28.	Kellogg’s	Consumer Products	—	—	1,142	2,817	1,142	2,817
29.	Time Warner	Telecommunications	134	2,814	—	—	134	2,814
30.	Royal Caribbean Cruises	Travel/Leisure	129	2,782	—	—	129	2,782

	Tenant	Primary Industry	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
			Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
31.	Mercy Health Partners of SW Ohio	Pharmaceutical and Health Care Related	142	2,640	—	—	142	2,640
32.	REMEC	Defense and Aerospace	133	2,579	—	—	133	2,579
33.	B&Q	Home Furnishings/Home Improvement	104	2,540	—	—	104	2,540
34.	Dr Pepper Snapple	Food Service and Retail	601	2,532	—	—	601	2,532
35.	American Home Mortgage	Financial Services	183	2,530	—	—	183	2,530
36.	Syngenta Seeds	Agriculture	116	2,473	—	—	116	2,473
37.	Disney Vacation Development	Travel/Leisure	101	2,388	—	—	101	2,388
38.	Verizon Wireless(4)	Telecommunications	—	—	180	2,375	180	2,375
39.	SBM Atlantia	Petroleum and Mining	171	2,310	—	—	171	2,310
40.	Iowa College Acquisition Corp.(5)	Education	125	2,303	—	—	125	2,303
	Other (238 tenants)		8,801	53,196	3,083	25,199	11,884	78,395

			21,399	$199,357	11,636	$58,439	33,035	$257,796

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

Tenant Industries Concentrations

Our tenants operate across a wide range of industries. As of March 31, 2013, no industry accounted for more than 14% of our annualized base rent or 25% of our Net Rentable square feet. The following table details our largest tenant industries as of March 31, 2013 (in thousands):

	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
Primary Tenant Industry Category	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
Financial Services	1,648	$34,609	140	$1,570	1,788	$36,179
Pharmaceutical and Health Care Related	1,589	27,129	316	2,627	1,905	29,756
Consumer Products	4,629	14,431	3,510	13,219	8,139	27,650
Internet Retail	1,150	5,851	4,134	14,278	5,284	20,129
Defense and Aerospace	901	15,297	—	—	901	15,297
Logistics and Distribution	964	4,347	2,243	7,933	3,207	12,280
Telecommunications	737	9,665	194	2,540	931	12,205
Government	316	7,131	133	3,379	449	10,510
Education	400	7,594	101	1,603	501	9,197
Business Services	1,228	7,427	117	1,657	1,345	9,084
Food Service and Retail	2,032	8,392	38	474	2,070	8,866
Home Furnishings/Home Improvement	1,226	7,503	70	974	1,296	8,477
Vehicle Related Manufacturing	1,423	8,073	—	—	1,423	8,073
Insurance	498	7,170	39	539	537	7,709
Professional Services	309	5,967	79	1,081	388	7,048
Software	201	5,665	15	241	216	5,906
Other Manufacturing	775	2,808	154	2,557	929	5,365
Travel and Leisure	229	5,169	11	192	240	5,361
Agriculture	227	4,588	9	99	236	4,687
Specialty Retail	413	3,130	111	1,223	524	4,353
Petroleum and Mining	174	2,365	55	646	229	3,011
Apparel Retail	136	1,759	89	642	225	2,401
Utilities	108	1,628	18	236	126	1,864
Executive Office Suites	86	1,659	12	5	98	1,664
Other Retail	—	—	48	724	48	724

Total	21,399	$199,357	11,636	$58,439	33,035	$257,796

(1)

Net Rentable Square Feet for Unconsolidated Properties is at 100%. Annualized Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Tenant Lease Expirations

We have limited near term lease expirations with an average remaining lease term of 7.27 years as of March 31, 2013. In addition, approximately 89% of leases expire after 2015. The following table sets forth a schedule of expiring leases for our consolidated and unconsolidated properties as of March 31, 2013 (Expiring Net Rentable Square Feet and Expiring Base Rent in thousands):

	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
	Expiring Net Rentable Square Feet	Expiring Base Rent	Expiring Net Rentable Square Feet	Expiring Base Rent	Number Of Expiring Leases	Expiring Net Rentable Square Feet	Expiring Base Rent	Percentage of Expiring Base Rent
2013 (Nine months ending December 31, 2013)	1,457	$8,319	471	$2,176	35	1,928	$10,495	3.68%
2014	1,244	7,953	110	1,572	42	1,354	9,525	3.34%
2015	764	6,731	381	3,875	38	1,145	10,606	3.71%
2016	1,833	31,179	233	1,901	33	2,066	33,080	11.59%
2017	622	10,237	1,149	8,136	35	1,771	18,373	6.44%
2018	1,135	12,246	2,083	11,731	32	3,218	23,977	8.40%
2019	3,675	26,979	2,525	10,388	24	6,200	37,367	13.09%
2020	1,947	18,921	30	457	13	1,977	19,378	6.79%
2021	4,523	40,951	2,336	13,147	19	6,859	54,098	18.95%
2022	517	5,832	1,040	4,660	5	1,557	10,492	3.67%
Thereafter	3,682	51,475	1,278	6,646	21	4,960	58,121	20.34%

Total	21,399	$220,823	11,636	$64,689	297	33,035	$285,512	100.00%

Weighted Average Remaining Term (years)(2)
Triple Net Single-Tenant Properties(3)		7.66		7.16			7.56
Multi-Tenant Properties		7.15		5.50			6.65
Other Single-Tenant Properties		5.96		7.87			6.42
Total Weighted Average Remaining Term (years)(2)		7.43		6.74			7.27

(1)

Expiring Net Rentable Square Feet for Unconsolidated Properties is at 100%. Expiring Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

(2)	Weighted Average Remaining Term is the average remaining term weighted by Expiring Base Rent.

(3)	Triple Net Single-Tenant Properties include certain properties that have minimal secondary tenant(s).

Property Portfolio Size

Our portfolio size at the end of each quarter since commencement of our initial public offering (October 24, 2006) through March 31, 2013 is as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Cumulative Property Portfolio as of:	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
12/31/2006	9	878	$86,644	—	—	$—	9	878	$86,644
3/31/2007	9	878	86,644	—	—	—	9	878	86,644
6/30/2007	10	928	110,491	—	—	—	10	928	110,491
9/30/2007	42	5,439	348,456	—	—	—	42	5,439	348,456
12/31/2007	44	5,576	353,594	—	—	—	44	5,576	353,594
3/31/2008	47	6,257	426,856	—	—	—	47	6,257	426,856
6/30/2008	47	6,257	426,856	1	605	35,636	48	6,862	462,492
9/30/2008	49	6,483	486,777	6	3,307	193,773	55	9,790	680,550
12/31/2008	52	6,771	582,682	8	5,649	273,205	60	12,420	855,887
3/31/2009	52	6,771	582,717	8	5,649	273,130	60	12,420	855,847
6/30/2009	53	7,106	598,103	11	5,976	305,308	64	13,082	903,411
9/30/2009	57	7,805	719,822	11	5,976	305,202	68	13,781	1,025,024
12/31/2009	60	8,630	791,314	13	6,904	356,158	73	15,534	1,147,472
3/31/2010	58	8,407	748,835	18	7,392	418,818	76	15,799	1,167,653
6/30/2010	62	9,086	916,210	22	8,633	471,615	84	17,719	1,387,825
9/30/2010	63	9,295	983,810	22	8,633	471,615	85	17,928	1,455,425
12/31/2010	73	12,800	1,308,560	30	9,901	629,268	103	22,701	1,937,828
3/31/2011	73	12,800	1,308,560	43	11,950	903,508	116	24,750	2,212,068
6/30/2011	75	14,614	1,657,966	43	12,356	917,566	118	26,970	2,575,532
9/30/2011	74	13,906	1,689,048	43	12,355	918,771	117	26,261	2,607,819
12/31/2011	77	14,434	1,747,299	45	13,851	997,506	122	28,285	2,744,805
3/31/2012	78	15,784	1,824,403	46	13,997	1,007,753	124	29,781	2,832,156
6/30/2012	78	15,784	1,842,359	46	13,997	1,007,753	124	29,781	2,850,112
9/30/2012	78	16,831	1,920,218	46	13,997	1,008,246	124	30,828	2,928,464
12/31/2012	82	18,995	2,070,272	47	15,067	1,071,267	129	34,062	3,141,539
3/31/2013	99	22,314	2,572,995	30	11,748	713,722	129	34,062	3,286,717

(1)

Net Rentable Square Feet for unconsolidated properties is at 100%. Approximate Total Acquisition Cost is at our pro rata share of effective ownership and does not include our investment in CBRE Strategic Partners Asia.

Critical Accounting Policies

Management believes our most critical accounting policies are accounting for lease revenues (including straight-line rent), regular evaluation of whether the value of a real estate asset has been impaired, real estate purchase price allocations, accounting for our derivatives and hedging activities, and fair value of financial instruments and investments, if any. Each of these items involves estimates that require management to make judgments that are subjective in nature. Management relies on its experience, collects historical data and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgments on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates.

Revenue Recognition and Valuation of Receivables

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $17,745,000 and $17,760,000 as security for such leases at March 31, 2013 and December 31, 2012, respectively.

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

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $728,000 and $11,000 as of March 31, 2013 and December 31, 2012 , respectively.

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

We disclose the fair values of derivative instruments and their gains and losses in a tabular format. We also provide more information about our liquidity by disclosing derivative features that are credit risk-related. Finally, we cross-reference within footnotes to enable financial statement users to locate important information about derivative instruments; See Note 14 “Derivative Instruments” and Note 16 “Fair Value of Financial Instruments and Investments” for a further discussion of our derivative financial instruments.

Fair Value of Financial Instruments and Investments

We elected to apply the fair value option for one of our eligible mortgage notes payable that was newly issued debt during the year ended December 31, 2008. The measurement of the elected mortgage note payable at its fair value and its impact on the statement of operations is described in Note 15 to the consolidated financial statements “Fair Value Option—Note Payable” and Note 16 to the condensed consolidated financial statements “Fair Value of Financial Instruments and Investments.”

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

Rental Operations

Our reportable segments consist of three types of commercial real estate properties for which our management internally evaluates operating performance and financial results: the Domestic Industrial Properties, Domestic Office Properties and International Office/Retail Properties. We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, management fees and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our company-level general and administrative expenses. The following tables compare the net operating income for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Domestic Industrial Properties
Revenues:
Rental	$13,375	$9,135
Tenant Reimbursements	3,251	2,382

Total Revenues	16,626	11,517

Property and Related Expenses:
Operating and Maintenance	843	646
General and Administrative	86	166
Property Management Fee to Related Party	75	68
Property Taxes	2,659	2,029

Total Expenses	3,663	2,909

Net Operating Income	12,963	8,608

Domestic Office Properties
Revenues:
Rental	28,885	24,389
Tenant Reimbursements	6,587	5,619

Total Revenues	35,472	30,008

Property and Related Expenses:
Operating and Maintenance	4,858	4,335
General and Administrative	74	63
Property Management Fee to Related Party	227	237
Property Taxes	4,815	3,347

Total Expenses	9,974	7,982

Net Operating Income	25,498	22,026

International Office/Retail Properties
Revenues:
Rental	1,780	1,795
Tenant Reimbursements	74	79

Total Revenues	1,854	1,874

Property and Related Expenses:
Operating and Maintenance	85	126
General and Administrative	21	48
Property Management Fee to Related Party	(68)	77

Total Expenses	38	251

Net Operating Income	1,816	1,623

Reconciliation to Consolidated Net Income (Loss)
Total Segment Net Operating Income	40,277	32,257
Expenses:
Interest	9,304	8,756
General and Administrative	4,955	1,889
Investment Management Fee to Related Party	500	5,962
Acquisition	1,841	1,379
Depreciation and Amortization	22,004	17,976
Transition Costs	35	0

	1,638	(3,705)

Other Income and Expenses:
Interest and Other Income	207	1,061
Net Settlement Payments on Interest Rate Swaps	(343)	(161)
(Loss) Gain on Interest Rate Swaps	(917)	125
Loss on Note Payable at Fair Value	(25)	(35)

Income (Loss) Before (Provision) Benefit for Income Taxes and Equity in Income of Unconsolidated Entities	560	(2,715)

(Provision) Benefit for Income Taxes	(69)	18
Equity in Income of Unconsolidated Entities	4,364	542
Gain on Conversion of Equity Investment to Controlling Interest	77,235	0

Net Income (Loss)	82,090	(2,155)

Net (Income) Loss Attributable to Non-Controlling Operating Partnership Units	(83)	2

Net Income (Loss) Attributable to Chambers Street Properties Shareholders	$82,007	$(2,153)

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

Consolidated Results of Operations

Comparison of Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012

Revenues

Rental

Rental revenue increased $8,721,000, or 25%, to $44,040,000 during the three months ended March 31, 2013 compared to $35,319,000 for the three months ended March 31, 2012. The increase was primarily due to the acquisitions of 2400 Dralle Road, Midwest Commerce Center I, 20000 S Diamond Lake Rd., Gateway at Riverside, 701 & 801 Charles Ewing Blvd. and Mid-Atlantic Distribution Center—Bldg. A (the “2012 Acquisitions”) during the year ended December 31, 2012 and the acquisitions of 1400 Atwater Drive and 17 properties acquired from the Duke joint venture (the “2013 Acquisitions”, together with the “2012 Acquisitions”, the “2012 and 2013 Acquisitions”) during the three months ended March 31, 2013.

Tenant Reimbursements

Tenant reimbursements increased $1,832,000, or 23%, to $9,912,000 for the three months ended March 31, 2013 compared to $8,080,000 for the three months ended March 31, 2012, primarily due to tenant reimbursement revenue from the 2012 and 2013 Acquisitions.

Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $679,000, or 13%, to $5,786,000 for the three months ended March 31, 2013 compared to $5,107,000 for the three months ended March 31, 2012. The increase was primarily due to operating and maintenance expenses attributable to the 2012 and 2013 Acquisitions.

Property Taxes

Property tax expense increased $2,098,000, or 39%, to $7,474,000 for the three months ended March 31, 2013 compared to $5,376,000 for the three months ended March 31, 2012. The increase in property taxes was primarily due to the 2012 and 2013 Acquisitions.

Interest

Interest expense increased $548,000, or 6%, to $9,304,000 for the three months ended March 31, 2013 compared to $8,756,000 for the three months ended March 31, 2012 primarily as a result of assumption of debt related to the 2013 acquisitions of Duke Realty’s 20% interest in 17 properties held by the Duke joint venture and associated with our unsecured credit facility and term loans.

General and Administrative

General and administrative expense increased $2,970,000, or 137%, to $5,136,000 for the three months ended March 31, 2013 compared to $2,166,000 for the three months ended March 31, 2012. Of the total increase, $1,548,000 was due to salary and other expenses incurred as a result of internalization of Chamber Street Properties management on July 1, 2012; $678,000 was due to the increase in legal and other professional fees; $440,000 was due to an increase in share based compensation to trustees and certain senior members of management; $152,000 was due to the increase in shareholders servicing fees and report production costs; $117,000 was due to the increase in directors’ and officers’ insurance and other expenses and $35,000 was due to an increase in audit, tax and Sarbanes Oxley assistance.

Property Management Fee and Investment Management Fee to Related Party

Property management fee and investment management fee to related party decreased $5,610,000, or 88%, to $734,000 for the three months ended March 31, 2013 compared to $6,344,000 for the three months ended March 31, 2012. The decrease is due to transition to self-management under the Transitional Services Agreement.

Acquisition Expenses

Acquisition expenses increased $462,000, or 34%, to $1,841,000 for the three months ended March 31, 2013 compared to $1,379,000 for the three months ended March 31, 2012. The increase was due to the higher value of properties acquired during three months ended March 31, 2013 as compared to those acquired during the same period in 2012.

Depreciation and Amortization

Depreciation and amortization expense increased $4,028,000, or 22%, to $22,004,000 for the three months ended March 31, 2013 as compared to $17,976,000 for the three months ended March 31, 2012. The net increase was related to 2012 and 2013 Acquisitions.

Transition Costs

During three months ended March 31, 2013, we incurred $35,000 of transition costs in connection with our transition to self-management. There was no transition costs incurred for the three months ended March 31, 2012.

Interest and Other Income

Interest and other income decreased $854,000, or 80%, to $207,000 for the three months ended March 31, 2013 compared to $1,061,000 for the three months ended March 31, 2012. The decrease was primarily due to the recognition of revenue for the lease terminations at Fairforest Bldg. 3 in 2012.

Net Settlement Payments on Interest Rate Swaps

During the three months ended March 31, 2013, we made net payments on interest rate swaps of $343,000 compared to $161,000 during the three months ended March 31, 2012. The increase is a result of lower variable interest rates for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

(Loss) Gain on Interest Rate Swaps

During the three months ended March 31, 2013, our derivative instruments incurred a loss of $917,000 compared to a gain of $125,000 for the three months ended March 31, 2012 or a year to year change of $1,042,000. The year to year change is attributable to the upcoming 2013 Thames Valley five and Albion Mills Retail Park debt maturity and the loss of fair value on interest rate swaps on the TD and Wells Fargo loans.

Loss on Note Payable at Fair Value

Loss on the Albion Mills Retail Park note payable is $25,000 for the three months ended March 31, 2013 compared to $35,000 for the three months ended March 31, 2012. The year to year valuation change is attributable to the upcoming Albion Mills Retail Park debt maturity in October 2013.

Provision for Income Taxes

Provision for income taxes increased $87,000, or 483%, to $69,000 for the three months ended March 31, 2013 compared to a tax benefit of $18,000 for the three months ended March 31, 2012 resulting primarily from a refund of prior year taxes paid from North Carolina in 2012.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities increased $3,822,000, or 705%, to $4,364,000 for the three months ended March 31, 2013 compared to $542,000 for the three months ended March 31, 2012. The increase was primarily due to improved operating performance of the Duke joint venture and CBRE Strategic Partners Asia, the acquisition of Koblenz Distribution Center by the European JV and acquisition of Valley Park, Unit D by the UK JV.

Gain on Conversion of Equity Investment to Controlling Interest

During the three months ended March 31, 2013, gain on conversion of equity investment to controlling interest was $77,235,000 attributable to the acquisition of Duke Realty’s 20% interest in 17 properties held by the Duke joint venture. There was no gain on conversion of equity investment to controlling interest during the three months ended March 31, 2012.

Net (Income) Loss Attributable to Non-Controlling Operating Partnership Units

During the three months ended March 31, 2013, net income attributable to non-controlling interest was $83,000 compared to a net loss attributable to non-controlling interest of $2,000 for the three months ended March 31, 2012, or a year to year increase of $85,000. The increase is due to net income for the three months ended March 31, 2013 as opposed to net loss for the three months ended March 31, 2012.

Financial Condition, Liquidity and Capital Resources

Overview

Liquidity is a measurement of the ability to meet cash requirements, which principally include funding investments and ongoing commitments, to repay borrowings, to make distributions to our shareholders and other general business needs. We have suspended our share redemption plan and such plan will terminate upon the anticipated listing of our common shares on the NYSE. See “—Subsequent Events.” Our sources of funds will primarily be property operating cash flows and borrowings, including under our unsecured credit facility. Additionally, we expect other financing opportunities could provide additional sources of funds (including our anticipated listing, and future offerings of our common shares). We are no longer offering common shares pursuant to our dividend reinvestment plan and such plan will terminate upon the anticipated listing of our common shares on the NYSE. See “-Subsequent Events.” Our ability to raise funds is dependent on general economic conditions, general market conditions for REITs, and our operating performance. We believe that these cash resources will be sufficient to satisfy our cash requirements and we do not anticipate a need to raise funds from other than these sources within the next twelve months. While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which would affect our financial condition and results of operations. For example, we may be required to comply with new laws or regulations that cause us to incur unanticipated capital expenditures for our properties, thereby increasing our liquidity needs. Even if there are no material changes to our anticipated liquidity requirements, our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or needed. Cash flow from operations is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectability of rent and operating escalations and recoveries from our tenants and the level of operating and other costs. The properties in our portfolio are located in markets throughout the United States. Positive or negative changes in economic or other conditions, adverse weather conditions and natural disasters in these markets may affect our overall performance. No single tenant accounted for more than 7.3% of our annualized base rent for the three months ended March 31, 2013.

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

In fact, depending on market conditions and other factors, we may choose not to place debt on our portfolio or our assets and may choose not to borrow to finance our operations or to acquire properties. Our declaration of trust currently limits our borrowing to 300% of our net assets unless any excess borrowing is approved by a majority of our independent trustees and is disclosed to our shareholders in our next quarterly report. Our declaration of trust currently defines “net assets” as our total assets (other than intangibles) at cost, before deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities, calculated at least quarterly by us on a basis consistently applied; provided, however, that during such periods in which we are obtaining regular independent valuations of the current value of its net assets for purposes of enabling fiduciaries of employee benefit plan shareholders to comply with applicable Department of Labor reporting requirements, “net assets” means the greater of (i) the amount determined pursuant to the foregoing and (ii) the assets’ aggregate valuation established by the most recent such valuation report without reduction for depreciation, bad debts or other non-cash reserves. Any indebtedness we do incur will likely be subject to continuing covenants, and we will likely be required to make continuing representations and warranties in connection with such debt. Moreover, some or all of our debt may be secured by some or all of our assets. If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal. If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to such lender. The lender could also sue us or force us into bankruptcy. Any such event would have a material adverse effect on the value of our common shares. We believe that we have sufficient cash flow from operations to continue as a going concern for the next twelve months and into the foreseeable future.

In addition to making investments in accordance with our investment objectives, we have used, and may be required to use in the future, our capital resources to make certain payments to the former investment advisor or its affiliates. During the acquisition and operational stages, certain services related to the acquisition and management of our investments and our operations were provided to us by the former investment advisor pursuant to an advisory agreement entered into in July 2004 which was amended and restated in October 2006, in December 2010 and again in April 2012. The advisory agreement terminated according to its terms on June 30, 2012. Pursuant to the advisory agreement, we made various payments to the former investment advisor, including acquisition fees, investment management fees and payments for reimbursements of certain costs incurred by the former investment advisor in providing related services to us. We also made various payments to the former investment advisor pursuant to the Transitional Services Agreement which expired on April 30, 2013. See Note 10 to the Condensed Consolidated Financial Statements “Investment Management and Other Fees to Related Parties,” for a discussion of fees and expenses paid to the former investment advisor for the years ended December 31, 2012, 2011 and 2010, respectively, and for a discussion of our transition to self-management. Additionally, we also have issued to an affiliate of our former investment advisor one Class B limited partnership interest (representing 100% of the Class B interest outstanding) in CSP OP, which certain of our executive officers own an aggregate 15% distribution interest. For a description of the Class B interest, See Note 10 to the Condensed Consolidated Financial Statements “Investment Management and Other Fees to Related Parties.” If we list our common shares, we will be required to redeem the Class B interest at the time prescribed, and at an amount calculated, in accordance with the partnership agreement of CSP OP. Lastly, during the year ended December 31, 2012, we began the process of transitioning from being an externally managed company to a self-managed company and we believe the costs incurred to accomplish this transition involve many non-recurring costs which are being excluded to arrive at Core FFO.

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

As of March 31, 2013, we had $66,692,000 cash and cash equivalents available as well as $629,956,000 available under the Unsecured Credit Facility.

We intend to list our common shares on the NYSE, which we expect to occur on or about May 21, 2013. Additionally, we intend to commence a modified “Dutch Auction” tender offer (subject to all appropriate filings with the SEC) to purchase up to $125,000,000 of our common shares. Under the terms of the proposed tender offer, we intend to select the lowest price, not greater than $10.60 nor less than $10.10 per common share, net to the tendering shareholder in cash, less any applicable withholding taxes and without interest, that will allow us to purchase up to $125,000,000 of our common shares or a lower amount depending upon the number of common shares properly tendered and not withdrawn. We expect to allow shareholders to tender all or a portion of their common shares in the tender offer. We intend to fund the tender offer with funds available under our unsecured credit facility. We expect to commence the proposed tender offer on or about May 21, 2013 in conjunction with the listing. For more information about the listing and tender offer, see “—Subsequent Events.”

This Quarterly Report on Form 10-Q is for informational purposes only and is not an offer to buy or the solicitation of an offer to sell any securities of the Company. The tender offer will be made only pursuant to an offer to purchase, letter of transmittal and related materials that the Company intends to distribute to its shareholders and file with the SEC. The full details of the tender offer, including complete instructions on how to tender Shares, will be included in the offer to purchase, the letter of transmittal and other related materials, which the Company will distribute to shareholders and file with the SEC upon commencement of the tender offer. Shareholders are urged to carefully read the offer to purchase, the letter of transmittal and other related materials when they become available because they will contain important information, including the terms and conditions of the tender offer. Shareholders may obtain free copies of the offer to purchase, the letter of transmittal and other related materials that the Company files with the SEC at the SEC’s website at http://www.sec.gov or by calling the information agent for the contemplated tender offer, who will be identified in the materials filed with the SEC at the commencement of the tender offer. In addition, shareholders may obtain free copies of the Company’s filings with the SEC from the Company’s website at http://www.chambersstreet.com or by directing a request to Mr. Martin A. Reid, Chambers Street Properties, 47 Hulfish Street, Suite 210, Princeton, NJ 08542 or (609) 683-4900.

Historical Cash Flows

Our net cash provided by operating activities decreased by $1,243,000 to $30,144,000 for the three months ended March 31, 2013, compared to $31,387,000 for the three months ended March 31, 2012. The decrease was due to a number of factors, primarily the payment of expenses to related party during the three months ended March 31, 2013 that were accrued as of December 31, 2012.

Net cash used in investing activities decreased by $13,035,000 to $73,058,000 for the three months ended March 31, 2013, compared to $86,093,000 for the three months ended March 31, 2012. The decrease was mainly due to a reduction in overall year-to-year capital spending. During the three months ended March 31, 2012, we acquired 2400 Dralle Road, Valley Park, Unit D (UK JV) and expended funds on the 1400 Atwater development property. The funds expended on these 2012 transactions exceeded the funds required to purchase our partner’s 20% interest in 17 properties held by the Duke joint venture and our partner’s interest in 1400 Atwater during the three months ended March 13, 2013.

Net cash provided by financing activities decreased by $116,786,000 to $2,548,000 for the three months ended March 31, 2013, compared to $119,334,000 for the three months ended March 31, 2012. The decrease was due to a reduction in proceeds from our prior public offering of $171,256,000, an increase in shareholder redemptions of $17,461,000, an increase in distributions to shareholders of $2,574,000, an increase in deferred financing costs of $1,161,000 and a decrease of $966,000 relating to our Non-Controlling Interest-Variable Interest Entity offset by an increase in loan payable of $55,044,000, a decrease in payment of offering costs of $20,250,000, a reduction of principle payments of $974,000 and an increase of security deposits of $364,000.

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

However, changes in the accounting and reporting rules under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that have been put into effect since the establishment of NAREIT’s definition of FFO have prompted an increase in the non-cash and non-operating items included in FFO. We calculate Core FFO as FFO exclusive of the net effects of acquisition costs and unrealized gain/loss in investments in unconsolidated entities. Core FFO, is a useful measure to management’s decision-making process. As discussed below, period to period fluctuations in the excluded items can be driven by short-term factors that are not particularly relevant to our long-term investment decisions, long-term capital structures or long-term tax planning and tax structuring decisions.

We believe that Core FFO appropriately presents our results of operations on a comparative basis. The items that we exclude from net income are subject to significant fluctuations from period to period that cause both positive and negative effects on our results of operations, often in inconsistent and unpredictable directions. For example, our acquisition costs are primarily the result of the volume of our acquisitions completed during each period, and therefore we believe such acquisition costs are not reflective of our operating results during each period. Similarly, unrealized gains or losses that we have recognized during a given period are based primarily upon changes in the estimated fair market value of certain of our investments due to changes in market conditions and do not necessarily reflect the operating performance of these properties during the corresponding period. Lastly, during the three month period ended June 30, 2012, the Company began the process of transitioning from being an externally managed company to a self-managed company and we believe the costs incurred to accomplish this transition involve many costs which are being excluded to arrive at Core FFO.

We believe that Core FFO is useful to investors as a supplemental measure of operating performance. We believe that adjusting FFO to exclude acquisition costs provides investors a view of the performance of our portfolio over time, including after we cease to acquire properties on a frequent and regular basis and allows for a comparison of the performance of our portfolio with other REITs that are not currently engaging in acquisitions. We also believe that Core FFO may provide investors with a useful indication of our future performance, particularly after our acquisition stage, and of the sustainability of our current distribution policy. However, because Core FFO excludes acquisition costs, which are important components in an analysis of our historical performance, such supplemental measure should not be construed as a historical performance measure and may not be as useful a measure for estimating the value of our common shares.

We calculate AFFO as Core FFO exclusive of the net effects of (i) amortization associated with deferred financings costs; (ii) amortization of above- and below-market lease intangibles; (iii) amortization of premium on notes payable; (iv) deferred income taxes; (v) share-based and other non-cash compensation expense; (vi) deferred straight-line rental revenue; and (vii) recurring capital expenditures.

FFO, Core FFO and AFFO measure cash generated from operating activities not in accordance with GAAP and should not be considered as alternatives to (i) net income (determined in accordance with GAAP), as indications of our financial performance, or (ii) to cash flow from operating activities (determined in accordance with GAAP) as measures of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to make cash distributions. We believe that to further understand our performance, each of FFO, Core FFO and AFFO, should be compared with our reported net income and considered in addition to cash flows in accordance with GAAP, as presented in our Consolidated Financial Statements.

Not all REITs calculate FFO, Core FFO and AFFO (or an equivalent measure), in the same manner and therefore comparisons with other REITs may not be meaningful.

The following table presents our FFO, Core FFO and AFFO for the three months ended March 31, 2013 and 2012 (in thousands, except share data):

	Three Months Ended March 31,
	2013	2012
Reconciliation of net income to FFO, Core FFO and AFFO
Net Income	$82,090	$(2,155)
Real estate depreciation and amortization	22,004	17,976
Realized gain on conversion of equity investment to controlling interest	(77,235)	0
Net effect of FFO adjustment from unconsolidated entities(1)	10,324	13,757

Funds from Operations	$37,183	$29,578
Acquisition and related costs	1,841	1,897
Loss (Gain) on Interest Rate Swaps	917	(125)
Transition costs	35	0
Net effect of Core FFO adjustment from unconsolidated entities	(2,533)	307

Core Funds from Operations	$37,443	$31,657
Amortization of deferred financing costs	611	453
Amortization of above and below market leases	1,373	614
Amortization of premium on notes payable	(542)	(313)
Share-based compensation	440	0
Deferred rent	(1,910)	(1,970)
Recurring capital expenditures	(623)	(714)
Net effect of AFFO adjustments from unconsolidated entities(1)	(1,305)	(1,507)

Adjusted Funds from Operations	$35,487	$28,220

Amounts per share (basic and diluted):
Net Income (Loss)	$0.33	$(0.01)
Funds from Operations	$0.15	$0.12
Core Funds from Operations	$0.15	$0.13
Adjusted Funds from Operations	$0.14	$0.12

(1)

Represents our share of the FFO, Core FFO, and AFFO adjustments for each of our unconsolidated entities multiplied by the percentage of income or loss recognized by us for each of these unconsolidated entities during each of the quarters.

Notes Payable

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. Two of the 13 loans, North Rhett III and HJ Park – Bldg. 1, were paid off in full on November 22, 2011 and December 3, 2012, respectively. Principal payments totaling $983,000 were made during the three months ended March 31, 2013. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

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

On May 30, 2008, we entered into a £7,500,000 financing arrangement with the Royal Bank of Scotland plc. secured by the Thames Valley Five property. On July 27, 2010 we paid down the loan by £1,860,000 leaving a loan balance of £5,640,000 ($8,575,000 at March 31, 2013). The loan is for a term of five years (with a two-year extension option) and bears interest at a variable rate adjusted quarterly, (based on nine month GBP-based LIBOR plus 1.01%. On August 14, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of March 31, 2013, and expires on May 30, 2013. In conjunction with the loan paydown, we incurred a cost of £227,000 ($361,000 at August 3, 2010) to reduce the notional amount of the interest rate swap from £7,500,000 to £5,640,000. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On October 10, 2008, we entered into a £5,771,000 ($8,774,000 at March 31, 2013) financing agreement with the Royal Bank of Scotland plc. secured by Albion Mills Retail Park property. The loan is for a term of five years and bears interest at a variable rate adjusted quarterly, based on three month GBP-based LIBOR plus 1.31%. On November 25, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of March 31, 2013 and expires on October 10, 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On November 18, 2008, in connection with the acquisition of Avion Midrise III & IV, we assumed $20,851,000 ($22,186,000 face value less discount of $1,335,000) fixed rate mortgage loan from Capmark Finance, Inc. that bears interest at a rate of 5.52% per annum and matures on April 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $123,000 were made during the three months ended March 31, 2013.

On August 5, 2009, in connection with the acquisition of 12650 Ingenuity Drive, we assumed a $12,572,000 ($13,539,000 face value less a discount of $967,000) fixed rate mortgage loan from PNC Bank, National Association that bears interest at a rate of 5.62% and matures on October 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $108,000 were made during the three months ended March 31, 2013.

On August 10, 2009, we entered into a £13,975,000 ($21,248,000 at March 31, 2013) financing agreement with the Abbey National Treasury Services plc. secured by the Maskew Retail Park property. On September 24, 2009, we drew the full amount of the loan and concurrently entered into an interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% plus 2.26% or 5.68% per annum for the five-year term of the loan. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On June 24, 2010, we assumed two loans in connection with the acquisition of One Wayside Road: (i) a $14,888,000 ($14,633,000 at face value plus a premium of $255,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.66% and matures on August 1, 2015; and (ii) a $12,479,000 ($12,132,000 at face value plus a premium of $347,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.92% and matures on August 1, 2015. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $168,000 were made during the three months ended March 31, 2013 on the two loans.

On September 28, 2010, we assumed two loans in connection with the acquisition of 100 Tice Blvd.: (i) a $23,136,000 ($21,218,000 at face value plus a premium of $1,918,000) fixed rate loan from Principal Life Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017; (ii) a $23,136,000 ($21,217,000 at a face value plus a premium of $1,919,000) fixed rate mortgage from Hartford Life and Accidental Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $269,000 were made during the three months ended March 31, 2013 on the two loans.

On December 29, 2010, we entered into a $12,600,000 secured term loan through Woodmen of The World Life Insurance Society secured by the Ten Parkway North property. The Ten Parkway North loan bears interest at a fixed rate of 4.75% per annum and matures on January 1, 2021. Principal and interest payments are due monthly and principal payments totaling $72,000 were made during the three months ended March 31, 2013.

Beginning January 2011, principal and interest payments are due monthly on the $9,725,000 term loan secured by the Deerfield Commons I that was originally entered into on November 29, 2005. The loan bears interest at a fixed rate of 5.23% per annum and interest only payments were due monthly for the first 60 months. Principal payments totaling $37,000 were made during the three months ended March 31, 2013.

On February 8, 2011, we entered into five cross-collateralized secured term loans totaling $37,000,000 with ING USA Annuity and Life Insurance Company secured by the following properties: 4701 Gold Spike Road, $10,650,000, Summit Distribution Center, $6,700,000, Tolleson Commerce Park II, $4,600,000, 3660 Deerpark Blvd., $7,650,000 and 1985 International Way, $7,400,000. The loans bear interest at a fixed rate of 4.45% and mature on March 1, 2018. Principal and interest payments were due monthly and principal payments totaling $160,000 were made during the three months ended March 31, 2013.

On April 11, 2011, in connection with the acquisition of 70 Hudson Street, we assumed a $124,113,000 ($120,857,000 face value plus a premium of $3,256,000) fixed rate mortgage loan from Lehman Brothers Bank, FSB that bears interest at a rate of 5.65% and matures on April 11, 2016. Principal and interest payments are due monthly and principal payments totaling $483,000 were made during the three months ended March 31, 2013.

On April 11, 2011, in connection with the acquisition of 90 Hudson Street, we assumed a $120,247,000 ($117,562,000 face value plus a premium of $2,685,000) fixed rate mortgage loan from Teachers Insurance and Annuity Association of America that bears interest at a rate of 5.66% and matures on May 1, 2016. On July 14, 2011, we and Teachers Insurance and Annuity Association of America, or the Lender, agreed to modify the $117,562,000 existing mortgage loan assumed by us. The loan was modified to extend its maturity by three years, from May 1, 2016 to May 1, 2019. The 5.66% annual interest rate was unchanged but is subject to a new 30-year amortization schedule. We pre-paid approximately $8,600,000 of loan’s balance (with no pre-payment penalty) in connection with the modification. Principal and interest payments are due monthly and principal payments totaling $376,000 were made during the three months ended March 31, 2013.

On December 30, 2011, in connection with the acquisition of Sabal Pavilion, we assumed a $15,428,000 ($14,700,000 face value plus a premium of $728,000) fixed rate mortgage loan from U.S. Bank National Association that bears interest at a rate of 6.38% and matures on August 1, 2013. Interest payments are due monthly with principal due at maturity.

In connection with our acquisition of Duke Realty’s 20% interest in 17 properties held by the Duke joint venture on March 1, 2013, we assumed 14 loans with principal balances totaling $216,011,000 ($230,573,000 at estimated fair value including the premiums of $14,562,000) from 4 lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. The loans bear interest at rates ranging from 3.41% to 5.25% per annum and mature between December 1, 2015 and October 1, 2021. The loans require monthly payments of interest and principal, with remaining principal due at maturity. Principal payments totaling $55,000 were made during the three months ended March 31, 2013.

Loans Payable

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

The loans under the Unsecured Credit Facility will bear interest, at CSP OP’s election, based on (i) LIBOR, for interest periods of one, three or six months, plus the applicable margin, or (ii) the LIBOR Market Index Rate plus the applicable margin (if the LIBOR Market Index Rate is unavailable, the per annum rate of interest would be the Federal Funds Rate plus 1.5%, plus the applicable margin). The LIBOR Market Index Rate is LIBOR in respect of loans of one-month interest periods, determined on a daily basis, plus the applicable margin. The applicable margin is (i) for periods prior to the Company or CSP OP having a credit rating, based on the Company’s then current leverage ratio, and (ii) during such periods when the Company or CSP OP has a credit rating, based on its then current credit rating. The applicable margin can vary from (i) 1.60% to 2.35% based upon the then current leverage ratio, or (ii) 1.00% to 1.80% based upon a then current credit rating of the Company or CSP OP. As of the closing of the Unsecured Credit Facility, the current stated applicable margin was 1.60%. CSP OP will pay customary fees in connection with borrowings under the Unsecured Credit Facility. Further, CSP OP may prepay any revolving or swingline loan, in whole or in part, at any time without premium or penalty. As of March 31, 2013, outstanding borrowings of $70,044,000 bear interest at a rate of 1.81% based on 1.60% over the one month LIBOR.

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

On March 6, 2013, we entered into an unsecured term loan in the amount of $50,000,000 with TD Bank, N.A (the “TD Term Loan”). Upon closing the TD Term Loan, we simultaneously entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the TD Term Loan at 3.425% per annum for its seven-year term, based upon the TD Term Loan’s current stated applicable margin, which may vary during its term based upon the then current leverage ratio or our then current credit rating. The TD Term Loan contains customary representations and warrants and covenants. We used the proceeds of the TD Term Loan to repay a portion of our borrowings under the Unsecured Credit Facility.

On March 7, 2013, we entered into an unsecured term loan (the “Wells Fargo Term Loan”) in the amount of $200,000,000 with Wells Fargo Bank, National Association and certain other lenders defined in the Wells Fargo Term Loan. Upon closing the Wells Fargo Term Loan, we simultaneously entered into an interest rate swap agreement with Wells Fargo to effectively fix the interest rate on the Wells Fargo Term Loan at 2.4885% per annum for its five-year term, based upon the Wells Fargo Term Loan’s current stated applicable margin, which may vary based upon the then current leverage ratio, or our then current credit rating. The Wells Fargo Term Loan contains customary representations and warrants and covenants. We used the proceeds of the Wells Fargo Term Loan to repay a portion of our borrowings under the Unsecured Credit Facility.

On March 7, 2013, we entered into a First Amendment (the “First Amendment”) to the credit agreement entered into on September 13, 2012 with a group of lenders, which provided us with an unsecured, revolving credit facility in the initial amount of $700,000,000. The First Amendment modified the Unsecured Credit Facility to among other things: (i) amend certain definitions, (ii) amend certain requirements of the guarantor, (iii) amend the requirements relating to quarterly financial statements, annual statements, compliance certificates and certain other SEC filings, (iv) amend the requirements relating to electronic delivery of information, (v) provide the Company with an option to restate the tangible net worth covenant in the event of a redemption event, (vi) remove the restriction on negative pledges, (vii) amend the restrictions on intercompany transfers and(viii) amend certain disclosure and confidentiality provisions.

Distribution Policy

In order to qualify as a REIT under the Internal Revenue Code, we generally must make distributions to our shareholders each year in an amount at least equal to 90% of our REIT taxable income (as determined without regard to the dividends paid deduction and excluding net capital gain). Historically, we calculated our quarterly distribution based upon daily record dates and distribution declaration dates. Our Board of Trustees has determined that, beginning with the second quarter of 2013, quarterly distributions will be calculated based upon quarterly record date and distribution declaration dates. Our distribution policy is subject to revision at the discretion of our Board of Trustees without notice to you or shareholder approval. All distributions will be made by us at the discretion of our Board of Trustees and will be based upon out Board of Trustee’s evaluation of our assets, operating results, historical and projected cash flows (and source thereof), historical and projected equity offering proceeds from our offerings, historical and projected debt incurred, projected investments and capital requirements, the anticipated timing between receipt of our equity offering proceeds and investment of those proceeds, maintenance of REIT qualifications, applicable provisions of Maryland law, general economic, market and industry conditions, any liquidity event options we may pursue, and such other factors as our Board of Trustees deems relevant. We cannot assure you that we will be able to pay or maintain the levels of distributions we have historically paid or that distributions will increase over time.

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

2013 Quarter	First
Total distributions declared and paid	$37,272,000
Distributions per share	$0.15
Amount of distributions per share funded by cash flows provided by operating entities	$0.1213
Amount of distributions per share funded by uninvested proceeds from financings of our properties	$0.0287

2012 Quarters	First	Second	Third	Fourth
Total distributions declared and paid	$36,726,000	$37,366,000	$37,374,000	$37,418,000
Distributions per share	$0.15	$0.15	$0.15	$0.15
Amount of distributions per share funded by cash flows provided by operating entities	0.1282	0.1005	0.1186	0.0261
Amount of distributions per share funded by uninvested proceeds from financings of our properties	0.0218	0.0495	0.0314	0.1239

On March 28, 2013, our Board of Trustees approved a quarterly distribution of $0.15 per common share to be paid on July 12, 2013 to the holders of record of common shares on June 28, 2013.

On April 26, 2013, our Board of Trustees also approved a quarterly distribution of $0.125 per common share to be paid on October 11, 2013 to the holders of record of common shares on September 26, 2013.

For the quarter ended March 31, 2013, distributions were funded 80.88% by cash flows provided by operating activities and 19.12% from uninvested proceeds from financings of our properties. In addition, distributions totaling $16,782,000 were reinvested in our common shares pursuant to our dividend reinvestment plan during the quarter ended March 31, 2013.

Our 2012 distributions were funded 62.12% by cash flows provided by operating activities and 37.88% from uninvested proceeds from financings of our properties. In addition, 2012 distributions totaling $67,484,000 were reinvested in our common shares pursuant to our dividend reinvestment plan during 2012.

Total distributions declared and paid for the period from inception (July 1, 2004) through March 31, 2013 were $476,327,000 and total Funds from Operations for the period from inception (July 1, 2004) through March 31, 2013 were $312,286,000. For a discussion of our supplemental financial measures, see “—Non-GAAP Supplemental Financial Measure: Funds from Operations.”

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

Off-Balance Sheet Arrangements

As of March 31, 2013, we had five Investments in Unconsolidated Entities: (i) a 5.07% ownership interest in CBRE Strategic Partners Asia; (ii) an 80% ownership interest in the Duke joint venture; (iii) a 90% ownership interest in Afton Ridge; (iv) an 80% ownership interest in the UK JV; and (v) an 80% ownership interest in the European JV. Our investments are discussed in Note 4, to the accompanying consolidated financial statements “Investments in Unconsolidated Entities.”

Contractual Obligations and Commitments

The following table provides information with respect to our consolidated property contractual obligations at March 31, 2013 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Note Payable (and interest payments) Collateralized by Deerfield Commons I	$(10,727)	$(643)	$(10,084)	$—	$—
Note Payable (and interest payments) Collateralized by Bolingbrook Point III	(8,662)	(416)	(8,246)	—	—
Notes Payable (and interest payments) Collateralized by the Carolina Portfolio	(55,498)	(6,426)	(12,852)	(12,852)	(23,368)
Note Payable (and interest payments) Collateralized by Lakeside Office Center	(10,142)	(650)	(9,492)	—	—
Note Payable (and interest payments) Collateralized by Thames Valley Five(1)	(8,805)	(8,805)	—	—	—
Note Payable (and interest payments) Collateralized by Albion Mills Retail Park(1)	(9,017)	(9,017)	—	—	—
Note Payable (and interest payments) Collateralized by Avion Midrise III & IV	(21,562)	(1,618)	(19,944)	—	—
Note Payable (and interest payments) Collateralized by 12650 Ingenuity Drive	(13,234)	(1,118)	(12,116)	—	—
Note Payable (and interest payments) Collateralized by Maskew Retail Park(1)	(23,210)	(1,207)	(22,003)	—	—
Note Payable (and interest payments) Collateralized by One Wayside Road	(28,422)	(2,127)	(26,295)	—	—
Note Payable (and interest payments) Collateralized by 100 Tice Blvd.	(49,939)	(3,469)	(6,939)	(39,531)	—
Note Payable (and interest payments) Collateralized by Ten Parkway	(15,988)	(862)	(1,724)	(1,724)	(11,678)
Note Payable (and interest payments) Collateralized by 4701 Gold Spike Drive	(12,478)	(644)	(1,288)	(10,546)	—
Note Payable (and interest payments) Collateralized by 1985 International Way	(8,670)	(447)	(895)	(7,328)	—
Note Payable (and interest payments) Collateralized by Summit Distribution Center	(7,849)	(405)	(810)	(6,634)	—
Note Payable (and interest payments) Collateralized by 3660 Deerpark Boulevard	(8,962)	(462)	(925)	(7,575)	—
Note Payable (and interest payments) Collateralized by Tolleson Commerce Park II	(5,389)	(278)	(556)	(4,555)	—
Note Payable (and interest payments) Collateralized by 70 Hudson Street	(137,745)	(8,585)	(17,169)	(111,991)	—
Note Payable (and interest payments) Collateralized by 90 Hudson Street	(140,858)	(6,897)	(15,048)	(15,048)	(103,865)
Note Payable (and interest payments) Collateralized by Sabal Pavilion	(14,778)	(14,778)	—	—	—
Note Payable (and interest payments) Collateralized by Celebration Office Center III	(10,169)	(561)	(9,608)	—	—
Note Payable (and interest payments) Collateralized by 22535 Colonial Pkwy	(9,099)	(502)	(8,597)	—	—
Note Payable (and interest payments) Collateralized by Northpoint III	(11,774)	(649)	(11,125)	—	—
Note Payable (and interest payments) Collateralized by 3900 North Paramount Parkway	(8,831)	(487)	(8,344)	—	—
Note Payable (and interest payments) Collateralized by 3900 South Paramount Parkway	(8,831)	(487)	(8,344)	—	—
Note Payable (and interest payments) Collateralized by 1400 Perimeter Park Drive	(2,676)	(148)	(2,528)	—	—
Note Payable (and interest payments) Collateralized by Miramar I	(10,491)	(579)	(9,912)	—	—
Note Payable (and interest payments) Collateralized by Miramar II	(14,129)	(779)	(13,350)	—	—
Note Payable (and interest payments) Collateralized by McAuley Place	(16,227)	(885)	(1,770)	(1,770)	(11,802)
Note Payable (and interest payments) Collateralized by Point West I(1)	(12,678)	(712)	(1,386)	(10,580)	—
Note Payable (and interest payments) Collateralized by Easton III(1)	(8,044)	(449)	(871)	(842)	(5,882)
Note Payable (and interest payments) Collateralized by Norman Pointe I	(29,386)	(1,402)	(2,804)	(2,804)	(22,376)
Note Payable (and interest payments) Collateralized by Norman Pointe II	(32,352)	(1,543)	(3,087)	(3,087)	(24,635)
Note Payable (and interest payments) Collateralized by The Landings I	(22,115)	(1,055)	(2,110)	(2,110)	(16,840)
Note Payable (and interest payments) Collateralized by The Landings II	(19,506)	(931)	(1,861)	(1,861)	(14,853)
Note Payable (and interest payments) Collateralized by Atrium I(1)	(27,400)	(1,813)	(3,507)	(3,366)	(18,714)
Unsecured Credit Facility (and interest payments)	(74,429)	(1,268)	(2,536)	(70,625)	—
Unsecured Term Loans (and interest payments) (1)	(286,595)	(6,690)	(13,379)	(213,172)	(53,354)

Total	$(1,196,667)	$(89,794)	$(271,505)	$(528,001)	$(307,367)

(1)

These contractual obligations include the expected net payments due under interest rate swap agreements where in each case we have swapped our variable interest rate payments due under the debt agreements for fixed rates of interest payments.

The following table provides information with respect to our unconsolidated property contractual obligations at March 31, 2013 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Notes Payable (and interest payments) Collateralized by Duke joint venture	$(233,066)	$(129,583)	$(11,337)	$(11,337)	$(80,809)
Note Payable (and interest payments) Collateralized by Afton Ridge	(23,713)	(23,713)	—	—	—
Note Payable (and interest payments) Collateralized by European JV	(71,187)	(1,500)	(3,001)	(66,686)	—

Total	$(327,966)	$(154,796)	$(14,338)	$(78,023)	$(80,809)

(1)	Unconsolidated payment amounts are at our pro rata share of effective ownership and exclude our investment in CBRE Strategic Partners Asia.

As of March 31, 2013, we had an unfunded investment commitment in CBRE Strategic Partners Asia totaling $2,474,000. The timing of future payments is uncertain.

Income Taxes

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2004. As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute currently to our shareholders. Under the Internal Revenue Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they generally distribute at least 90% of their annual net taxable income (excluding net capital gains) to their shareholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Even if we qualify as a REIT, we may still be subject to state, local and foreign taxes on our income and property and to U.S. federal income and excise taxes on our undistributed gross income. Our properties located in Texas are subject to a Texas Gross Margin Tax, Deerfield Commons I is subject to a Georgia Net Worth Tax, properties located in Massachusetts are subject to a Massachusetts Net Worth Tax and properties located in North Carolina are subject to a North Carolina Franchise Tax under which we incurred a total of approximately $69,000 and ($18,000) of taxes for the three months ended March 31, 2013 and 2012, respectively.

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

Notes Payable secured by real property are summarized as follows (in thousands):

	Interest Rate as of			Notes Payable as of
Property	March 31, 2013	December 31, 2012	Maturity Date	March 31, 2013	December 31, 2012
Deerfield Commons I.	5.23%	5.23%	December 1, 2015	$9,405	$9,442
Bolingbrook Point III	5.26	5.26	January 1, 2015	7,900	7,900
Fairforest Bldg. 5(1)	6.33	6.33	February 1, 2024	8,703	8,840
Fairforest Bldg. 6(1)	5.42	5.42	June 1, 2019	2,325	2,402
North Rhett I(1)	5.65	5.65	August 1, 2019	2,724	2,827
North Rhett II(1)	5.20	5.20	October 1, 2020	1,774	1,822
North Rhett IV(1)	5.80	5.80	February 1, 2025	8,808	8,935
Mt Holly Bldg.(1)	5.20	5.20	October 1, 2020	1,774	1,822
Orangeburg Park Bldg.(1)	5.20	5.20	October 1, 2020	1,804	1,853
Kings Mountain I(1)	5.27	5.27	October 1, 2020	1,537	1,578
Kings Mountain II(1)	5.47	5.47	January 1, 2020	4,455	4,589
Union Cross Bldg. I(1)	5.50	5.50	July 1, 2021	2,290	2,344
Union Cross Bldg. II(1)	5.53	5.53	June 1, 2021	6,983	7,149
Thames Valley Five(2)(3)	6.42	6.42	May 30, 2013	8,575	9,160
Lakeside Office Center	6.03	6.03	September 1, 2015	8,833	8,862
Avion Midrise III & IV(4)	5.52	5.52	April 1, 2014	20,342	20,464
12650 Ingenuity Drive(5)	5.62	5.62	October 1, 2014	12,165	12,272
Maskew Retail Park(2)(6)	5.68	5.68	August 10, 2014	21,248	22,698
One Wayside Road(7)	5.66	5.66	August 1, 2015	13,648	13,745
One Wayside Road(7)	5.92	5.92	August 1, 2015	11,392	11,464
100 Tice Blvd(8)	5.97	5.97	September 15, 2017	19,959	20,094
100 Tice Blvd(8)	5.97	5.97	September 15, 2017	19,959	20,093
Ten Parkway North	4.75	4.75	January 1, 2021	12,000	12,072
4701 Gold Spike Drive(9)	4.45	4.45	March 1, 2018	10,295	10,342
1985 International Way(9)	4.45	4.45	March 1, 2018	7,154	7,186
Summit Distribution Center(9)	4.45	4.45	March 1, 2018	6,477	6,506
3770 Deerpark Boulevard(9)	4.45	4.45	March 1, 2018	7,395	7,428
Tolleson Commerce Park II(9)	4.45	4.45	March 1, 2018	4,447	4,467
70 Hudson Street(10)	5.65	5.65	April 11, 2016	117,498	117,981
90 Hudson Street(10)	5.66	5.66	May 1, 2019	106,089	106,465
Sabal Pavilion(11)	6.38	6.38	August 1, 2013	14,700	14,700
Celebration Office Center(12)(13)	4.25	—	December 1, 2015	9,130	0
22535 Colonial Pkwy(12)(13)	4.25	—	December 1, 2015	8,169	0
Northpoint III(12)(13)	4.25	—	December 1, 2015	10,571	0
Goodyear Crossing Ind. Park II(12)(13)	4.25	—	December 1, 2015	20,182	0
3900 North Paramount Parkway(12)(13)	4.25	—	December 1, 2015	7,929	0
3900 South Paramount Parkway(12)(13)	4.25	—	December 1, 2015	7,929	0
1400 Perimeter Park Drive(12)(13) .	4.25	—	December 1, 2015	2,403	0
Miramar I(12)(13)	4.25	—	December 1, 2015	9,418	0
Miramar II(12)(13)	4.25	—	December 1, 2015	12,686	0
McAuley Place(12)	3.98	—	September 1, 2018	13,494	0
Point West I(12)	3.41	—	December 6, 2016	11,285	0
Easton III(12)	3.95	—	January 31, 2019	6,606	0
Norman Pointe I(12)	5.24	—	October 1, 2021	20,726	0
Norman Pointe II(12)	5.24	—	October 1, 2021	22,818	0
The Landings I(12)	5.24	—	October 1, 2021	15,618	0
The Landings II(12)	5.24	—	October 1, 2021	13,775	0
Atrium I(12)	3.78	—	May 31, 2018	23,218	0

Consolidated Notes Payable				698,615	487,502
Plus Premium				21,387	7,555

Less Discount				(1,925)	(2,113)

Consolidated Notes Payable Net of Premium / Discount				$718,077	$492,944

(1)

These notes payable were assumed from the seller of these properties on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount. The North Rhett III loan was paid off in full on November 22, 2011 and the HJ Park—Bldg. 1 loan was paid in full on December 3, 2012.

(2)	These loans are subject to certain financial covenants (interest coverage and loan to value).

(3)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% through its expiration on May 30, 2013, and therefore including the mortgage note’s spread of 1.01% over GBP-based LIBOR, effectively fixed the mortgage note’s all-in interest rate at 6.42% per annum for its remaining term. The stated rates, not including the interest rate swap, on the mortgage note payable were 1.52% and 1.54% at March 31, 2013 and December 31, 2012, respectively, and were based on GBP LIBOR plus a spread of 1.01%.

(4)	The loan was assumed from the seller of Avion Midrise III & IV on November 18, 2008 and was recorded at estimated fair value which includes the discount.

(5)	The loan was assumed from the seller of 12650 Ingenuity Drive on August 5, 2009 and was recorded at estimated fair value which includes the discount.

(6)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% through its expiration on August 10, 2014, and therefore, including the mortgage note’s spread of 2.26% over GBP-based LIBOR, effectively fixed the mortgage note’s all-in interest rate at 5.68% per annum for its remaining term. The stated rates, not including the interest rate swap, on the mortgage note payable were 2.77% and 2.78% at March 31, 2013 and December 31, 2012, respectively, and were based on GBP LIBOR plus a spread of 2.26%.

(7)	The two loans were assumed from the seller of One Wayside Road on June 24, 2010 and were recorded at estimated fair value which includes the premiums.

(8)	The two loans were assumed from the seller of 100 Tice Blvd. on September 28, 2010 and were recorded at estimated fair value which includes the premiums.

(9)	We entered into five loans totaling $37,000,000 on February 8, 2011 that are cross-collateralized by these properties.

(10)	The two loans were assumed from the seller of 70 Hudson Street and 90 Hudson Street, respectively, on April 11, 2011 and were recorded at estimated fair value which includes the premiums.

(11)

The loan was assumed from the seller of Sabal Pavilion on December 30, 2011 and was recorded at estimated fair value which includes the premium. The anticipated maturity date as presented represents the early prepayment option date prior to the automatic debt extension that would include an increase in the interest rate to 11.38% and extend until the loan is paid in full.

(12)

The loans were assumed in connection with the acquisition of Duke Realty’s 20% interest in 17 properties held by the Duke joint venture on March 1, 2013 and were recorded at estimated fair value which includes the premiums.

(13)	These nine loans are cross-collateralized.

Note Payable at Fair Value secured by real property is summarized as follows (in thousands):

	Interest Rate as of			Notes Payable as of December 31,
Property	March 31, 2013	December 31, 2012	Maturity Date	March 31, 2013	December 31, 2012
Albion Mills Retail Park(1)(2)(3) .	5.25%	5.25%	October 10, 2013	$8,774	$9,373
Less Fair Value Adjustment				(55)	(85)

Note Payable at Fair Value				$8,719	$9,288

(1)	The loan is subject to certain financial covenants (interest coverage and loan to value).

(2)	The Albion Mills Retail Park notes payable balance is presented at cost basis. This loan is carried on our balance sheet at fair value (see Note 16).

(3)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% through its expiration on October 10, 2013, and therefore, including the mortgage note’s spread of 1.31% over GBP-based LIBOR, effectively fixed the mortgage note’s all-in interest rate at 5.25% per annum for its remaining term. The stated rates, not including the interest rate swap, on the mortgage note payable were 1.82% and 1.84% at March 31, 2013 and December 31, 2012, respectively and were based on GBP LIBOR plus a spread of 1.31%.

Unconsolidated Notes Payable secured by real property are summarized as follows (in thousands):

	Interest Rate as of ,			Notes Payable as of
Property	March 31, 2013	December 31, 2012	Maturity Date	March 31, 2013	December 31, 2012
Buckeye Logistics Center(2)	5.58%	5.58%	October 1, 2013	$16,000	$16,000
Afton Ridge Shopping Center	5.70	5.70	October 1, 2013	22,950	22,950
Aspen Corporate Center 500(2)	5.58	5.58	October 1, 2013	16,960	16,960
AllPoints at Anson Bldg. 1(2)	5.58	5.58	October 1, 2013	13,600	13,600
12200 President’s Court(2)	5.58	5.58	October 1, 2013	17,280	17,280
201 Sunridge Blvd.(2) .	5.58	5.58	October 1, 2013	15,520	15,520
AllPoints Midwest Bldg. 1(2)	5.58	5.58	January 1, 2014	19,200	19,200
125 Enterprise Parkway(2)	5.58	5.58	January 1, 2014	21,440	21,440
Celebration Office Center III(3)(4)	—	4.25	December 1, 2015	0	7,338
22535 Colonial Pkwy(3)(4)	—	4.25	December 1, 2015	0	6,566
Fairfield Distribution Ctr. IX	5.00	5.00	September 1, 2021	3,623	3,643
Northpoint III(3)(4)	—	4.25	December 1, 2015	0	8,497
Goodyear Crossing II(3)(4)	—	4.25	December 1, 2015	0	16,221
1400 Perimeter Park Drive(3)(4)	—	4.25	December 1, 2015	0	1,931
3900 North Paramount Parkway(3)(4)	—	4.25	December 1, 2015	0	6,373
3900 South Paramount Parkway(3)(4)	—	4.25	December 1, 2015	0	6,373
Miramar I(3)(4)	—	4.25	December 1, 2015	0	7,570
Miramar II(3)(4)	—	4.25	December 1, 2015	0	10,196
Point West I(3)(4)I	—	3.41	December 6, 2016	0	9,093
McAuley Place(3)(4)	—	3.98	September 1, 2018	0	10,864
Sam Houston Crossing I	4.42	4.42	September 1, 2021	8,582	8,619
533 & 555 Maryville Centre	5.24	5.24	October 1, 2021	19,203	19,275
Regency Creek I	5.24	5.24	October 1, 2021	8,818	8,851
Atrium I(4)	—	3.78	May 31, 2018	0	18,762
Easton III(4)	—	3.95	January 31, 2019	0	5,322
West Lake at Conway	5.00	5.00	September 1, 2021	7,556	7,598
The Landings I & II(4)	—	5.24	October 1, 2021	0	23,603
Norman Pointe I & II(4)	—	5.24	October 1, 2021	0	35,011
Weston Pointe I—IV	5.24	5.24	October 1, 2021	36,055	36,191
Graben Distribution Center I & II	2.39	2.39	July 27, 2017	31,902	32,814
Koblenz Distribution Center	2.27	2.27	November 11, 2017	32,568	33,500

Unconsolidated Notes Payable				$291,257	$467,161

(1)	Unconsolidated notes payable amounts are at our pro rata share of effective ownership, which is 80% for all except for the Afton Ridge Shopping Center which is 90%.

(2)	These seven loans are cross-collateralized.

(3)	These nine loans are cross-collateralized.

(4)

These loans were assumed on March 1, 2013 in connection with our acquisition of Duke Realty’s 20% interest in 17 properties previously held by the Duke joint venture and are presented in the Consolidated Notes Payables table as of March 31, 2013.

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

The fair value of long-term debt was estimated based on current interest rates available to us for debt instruments with similar terms. The following tables summarize our financial instruments and their calculated fair value at March 31, 2013 and December 31, 2012 (in thousands):

	As of March 31, 2013
	Carrying Value	Total Fair Value
Financial Assets (Liabilities):
Interest Rate Swaps—Non Qualifying	$(3,907)	$(3,907)
Interest Rate Swaps—Qualifying	(824)	(824)
Notes Payable	(726,796)	(801,251)
Loan Payable	(320,044)	(320,044)

A 100 basis point increase or decrease in interest rates would increase or decrease the fair market value of our notes payable by $27,221,000 at March 31, 2013. In addition, a 100 basis point increase or decrease in interest rates would either increase or decrease annual variable interest expense as follows; approximately $86,000 on the Thames Valley Five property, approximately $88,000 on the Albion Mills Retail Park property and approximately $212,000 on the Maskew Retail Park property.

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

Debt Maturities

The following table details our consolidated and unconsolidated debt maturities as of March 31, 2013 (in thousands):

	Consolidated Debt(1)			Unconsolidated Debt(2)			Consolidated & Unconsolidated Debt (1)(2)
	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total
2013 (Nine months ending December 31, 2013)(3)	$11,828	32,049	$43,877	$1,047	$102,310	$103,357	$12,875	$134,360	$147,235
2014	16,292	52,561	68,853	1,460	40,640	42,100	17,752	93,201	110,953
2015	16,028	132,448	148,476	1,536	—	1,536	17,564	132,448	150,012
2016	12,838	191,385	204,223	1,617	—	1,617	14,455	191,385	205,840
2017	12,028	34,327	46,355	1,701	64,470	66,171	13,729	98,797	112,526
2018	10,127	261,943	272,070	1,790	—	1,790	11,917	261,942	273,859
2019	7,447	100,785	108,232	1,884	—	1,884	9,331	100,785	110,116
2020	5,962	50,000	55,962	1,982	—	1,982	7,944	50,000	57,944
2021	3,742	70,449	74,191	1,505	69,315	70,820	5,247	139,764	145,011
2022	1,870	—	1,870	—	—	—	1,870	—	1,870
2023	1,987	—	1,987	—	—	—	1,987	—	1,987
Thereafter	1,336	—	1,336	—	—	—	1,336	—	1,336

Total	$101,485	$925,947	$1,027,432	$14,522	$276,735	$291,257	$116,007	$1,202,682	$1,318,689

Fixed and Floating Interest Rate Debt as of March 31, 2013 (in thousands):

	Consolidated Debt(1)			Unconsolidated Debt(2)			Consolidated & Unconsolidated Debt(1)(2)
	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total
Amount
Fixed Interest Rate Debt	$101,485	$855,903	$957,388	$14,522	$276,735	$291,257	$116,007	$1,132,638	$1,248,645
Floating Interest Rate Debt	—	70,044	70,044	—	—	—	—	70,044	70,044

Total	$101,485	$925,947	$1,027,432	$14,522	$276,735	$291,257	$116,007	$1,202,682	$1,318,689

Weighted Average Remaining Term (years)
Fixed Interest Rate Debt			4.93			3.89			4.69
Floating Interest Rate Debt			3.46			N/A			3.46

Total			4.85			3.89			4.64

Weighted Average Interest Rate
Fixed Interest Rate Debt			4.59%			4.74%			4.62%
Floating Interest Rate Debt			1.81%			N/A			1.81%

Total			4.40%			4.74%			4.47%

(1)

Consolidated debt amount includes a $70,044,000 outstanding balance on the Unsecured Credit Facility as of March 31, 2013. The Unsecured Credit Facility may be extended for an additional year from September 2016 to September 2017.

(2)	Unconsolidated debt amounts are at our pro rata share of effective ownership.

(3)

The Thames Valley Five consolidated debt ($8,575,000 at March 31, 2013) maturity date may be extended for an additional two years from May, 2013 to May, 2015. In addition, Afton Ridge has the option to extend the maturity date of the unconsolidated debt ($22,950,000 at March 31, 2013—our share) for one additional year from October 2013 to October 2014.

Encumbered and Unencumbered Properties

The following table details our Encumbered and Unencumbered properties as of March 31, 2013 (Approximate Acquisition Cost and Debt Balance in thousands):

	Consolidated Properties			Unconsolidated properties (1)			Consolidated & Unconsolidated Properties(1)
	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance
Encumbered Properties	48	$1,423,143	$707,388	21	$599,970	$291,257	69	$2,023,113	$998,645
Unencumbered Properties	51	1,149,852	—	9	113,752	—	60	1,263,604	—
Unsecured Debt	—	—	320,044	—	—	—	—	—	320,044

Total Properties	99	$2,572,995	$1,027,432	30	$713,722	$291,257	129	$3,286,717	$1,318,689

(1)

Number of Properties at 100%. Approximate Acquisition Cost and Debt Balance for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Subsequent Events

On April 26, 2013, our Board of Trustees determined that it is in the best interest of us and our shareholders to list our common shares of beneficial interest on a national securities exchange. We intend to list our common shares of beneficial interest on the NYSE under the ticker symbol “CSG.” We anticipate that our common shares of beneficial interest will be listed on the NYSE on or about May 21, 2013 (the “Listing”). The completion of the Listing is subject to certain conditions.

We also intend to commence a modified “Dutch Auction” tender offer (subject to all appropriate filings with the SEC) to purchase up to $125,000,000 of our common shares of beneficial interest. Under the terms of the proposed tender offer, we intend to select the lowest price, not greater than $10.60 nor less than $10.10 per common share of beneficial interest, net to the tendering shareholder in cash, less any applicable withholding taxes and without interest, that will allow us to purchase up to $125,000,000 of our common shares of beneficial interests or a lower amount depending upon the number of common shares properly tendered and not withdrawn. We expect to allow shareholders to tender all or a portion of their common shares in the tender offer. In the event that the tender offer is oversubscribed, proration of tendered common shares will be calculated promptly after the tender offer expires. We intend to fund the tender offer with funds available under the Unsecured Credit Facility. We expect to commence the proposed tender offer on or about May 21, 2013 in conjunction with the Listing. Wells Fargo Securities, LLC and Citigroup Global Markets Inc. will be the Dealer Managers for the proposed tender offer.

This Quarterly Report on Form 10-Q is for informational purposes only and is not an offer to buy or the solicitation of an offer to sell any securities of the Company. The tender offer will be made only pursuant to an offer to purchase, letter of transmittal and related materials that the Company intends to distribute to its shareholders and file with the SEC. The full details of the tender offer, including complete instructions on how to tender Shares, will be included in the offer to purchase, the letter of transmittal and other related materials, which the Company will distribute to shareholders and file with the SEC upon commencement of the tender offer. Shareholders are urged to carefully read the offer to purchase, the letter of transmittal and other related materials when they become available because they will contain important information, including the terms and conditions of the tender offer. Shareholders may obtain free copies of the offer to purchase, the letter of transmittal and other related materials that the Company files with the SEC at the SEC’s website at http://www.sec.gov or by calling the information agent for the contemplated tender offer, who will be identified in the materials filed with the SEC at the commencement of the tender offer. In addition, shareholders may obtain free copies of the Company’s filings with the SEC from the Company’s website at http://www.chambersstreet.com or by directing a request to Mr. Martin A. Reid, Chambers Street Properties, 47 Hulfish Street, Suite 210, Princeton, NJ 08542 or (609) 683-4900.

On April 26, 2013, our Board of Trustees determined that in contemplation of the Listing and the tender offer described above, our share redemption program will terminate upon the Listing, which is expected to occur on or about May 21, 2013.

On April 26, 2013, our Board of Trustees determined that in contemplation of the Listing and the tender offer described above, our dividend reinvestment plan will terminate upon the Listing, which is expected to occur on or about May 21, 2013.

On April 26, 2013, our Board of Trustees approved a quarterly distribution of $0.125 per common share, to be paid on October 11, 2013 to the holders of record of common shares on September 26, 2013.

On May 1, 2013, we paid off the Sabal Pavilion fixed rate mortgage loan in the amount of $14,700,000.

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

Changes in Internal Controls Over Financial Reporting

No changes in internal control over financial reporting occurred during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not party to any material legal proceedings as of March 31, 2013.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1.A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities and Repurchases of Securities

During the three months ended March 31, 2013, we did not sell any equity securities that are not registered under the Securities Act of 1933, as amended.

The following table provides information with respect to our Share Redemption Program for the three months ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 to January 31, 2013	2,838,798.92	$9.48	N/A	N/A
February 1, 2013 to February 28, 2013	—	—	N/A	N/A
March 1, 2013 to March 31, 2013	—	—	N/A	N/A
Total	2,838,798.92	$9.48	N/A	N/A

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

The registration statement relating to our follow-on public offering (No. 333-152653) was declared effective on January 30, 2009. CNL Securities Corp. was the dealer manager of our follow-on offering. The registration statement covered up to $3,000,000,000 in common shares of beneficial interest, 90% of which were offered at a price of $10.00 per share, and 10% of which were offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor or another firm we choose for that purpose. Our follow on offering was closed on January 30, 2012. From January 30, 2009 (effective date) through March 31, 2012, we had accepted subscriptions from 49,377 investors, issued 190,672,251 common shares and received $1,901,137,211 in gross offering proceeds pursuant to our public offering after payment of $46,057,000 in acquisition fees and related expenses, payment of approximately $108,365,000 in selling commissions, $35,900,000 in dealer manager fees, $17,833,000 in marketing support fees and payment of approximately $24,189,000 in organization and offering expenses. As of January 30, 2012, we had raised aggregate net offering proceeds of approximately $1,669,000,000.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1

Omnibus Agreement, by and between Duke Realty Limited Partnership and CSP Operating Partnership, LP dated January 29, 2013 (filed as exhibit 10.1 to the our Current Report on Form 8-K filed on January 31, 2013 and incorporated herein by reference).

10.2

First Amendment to the Amended and Restated Limited Liability Company Agreement of Duke/Hulfish, LLC (filed as exhibit 10.1 to our Current Report on Form 8-K filed on March 7, 2013 and incorporated herein by reference).

10.3

First Amendment to Credit Agreement, dated March 7, 2013, by and among CSP Operating Partnership, LP as Borrower, Chambers Street Properties, as Parent, Wells Fargo Bank, National Association, as Administrative Agent, the financial institutions party thereto as Lenders, Wells Fargo Bank, National Association, Bank of Montreal, Barclays Bank PLC, JPMorgan Chase Bank, N.A., Regions Bank, TD Bank, Citibank, N.A., Union Bank, N.A., PNC Bank, National Association, RBS Citizens, N.A. U.S. Bank National Association, and Goldman Sachs Bank USA (filed as exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2013 and incorporated herein by reference).

10.4

Term Loan Agreement, dated March 7, 2013, by and among CSP Operating Partnership, LP as Borrower, Chambers Street Properties, as Parent, Wells Fargo Bank, National Association, as Administrative Agent, the financial institutions party thereto as Lenders, Wells Fargo Bank, National Association, Bank of Montreal, JPMorgan Chase Bank, N.A. Regions Bank, Union Bank, N.A., PNC Bank, National Association, RBS Citizens, N.A. and U.S. Bank National Association (filed as exhibit 10.2 to our Current Report on Form 8-K filed on March 13, 2013 and incorporated herein by reference).

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

101*

The following materials from Chambers Street Properties’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to the Condensed Consolidated Financial Statements, furnished herewith.

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

Chambers Street Properties

Date: May 15, 2013	/s/ JACK A. CUNEO
Jack A. Cuneo
President and Chief Executive Officer

Date: May 15, 2013	/s/ MARTIN A. REID
Martin A. Reid
Chief Financial Officer