Form 10-Q
period 2013-06-30
CHAMBERS STREET PROPERTIES
filed 2013-08-14
CIK 1297587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the registrant’s common shares of beneficial ownership, $0.01 par value, was 236,497,496 as of August 14, 2013.

CHAMBERS STREET PROPERTIES

PART I.

FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CHAMBERS STREET PROPERTIES

Condensed Consolidated Balance Sheets

as of June 30, 2013 and December 31, 2012

(In Thousands, Except Share Data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Investments in Real Estate:
Land	$442,600	$378,806
Site Improvements	204,734	181,816
Buildings and Improvements	1,458,710	1,091,639
Tenant Improvements	135,317	80,679

	2,241,361	1,732,940
Less: Accumulated Depreciation and Amortization	(162,401)	(132,129)

Net Investments in Real Estate	2,078,960	1,600,811
Investments in Unconsolidated Entities	361,004	515,829
Construction In Progress and Other Assets—Variable Interest Entity	0	76,826
Cash and Cash Equivalents	87,861	107,355
Restricted Cash	15,655	10,998
Accounts and Other Receivables, Net of Allowance of $339 and $11, respectively	9,830	6,675
Deferred Rent	29,715	25,210
Acquired Above-Market Leases, Net of Accumulated Amortization of $28,601 and $23,364, respectively	47,322	31,855
Acquired In-Place Lease Value, Net of Accumulated Amortization of $106,971 and $89,943, respectively	214,648	162,558
Deferred Financing Costs, Net of Accumulated Amortization of $10,882 and $9,502, respectively	8,837	8,322
Lease Commissions, Net of Accumulated Amortization of $2,165 and $1,705, respectively	4,462	4,645
Other Assets	7,111	3,778
Interest Rate Swaps at Fair Value—Qualifying Hedges	4,343	0

Total Assets	$2,869,748	$2,554,862

LIABILITIES, NON-CONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
LIABILITIES
Notes Payable, Less Discount of $1,747 and $2,113, plus Premium of $20,097 and $7,555, respectively	$689,797	$492,944
Note Payable at Fair Value	8,753	9,288
Loans Payable	510,044	265,000
Security Deposits	2,122	1,811
Accounts Payable, Accrued Expenses and Other Liabilities	55,614	24,531
Accounts Payable and Accrued Expenses and Prepaid Rent—Variable Interest Entity	0	24,531
Acquired Below-Market Leases, Net of Accumulated Amortization of $21,220 and $19,077, respectively	33,687	24,582
Above-Market Ground Leases, Obligation, Net of Accumulated Amortization of $124 and $89, respectively	1,376	1,412
Property Management Fee Payable to Related Party	124	384
Investment Management Fee Payable to Related Party	0	10,700
Distributions Payable	35,486	37,418
Interest Rate Swaps at Fair Value—Non-Qualifying Hedge	83	423
Interest Rate Swap at Fair Value—Qualifying Hedges	1,396	1,015

Total Liabilities	1,338,482	894,039
COMMITMENTS AND CONTINGENCIES (NOTE 18)
NON-CONTROLLING INTERESTS
Operating Partnership Units	2,464	2,464
Class B Interest	200	200
Non-Controlling Interest—Variable Interest Entity	0	826
SHAREHOLDERS’ EQUITY
Common Shares of Beneficial Interest, $0.01 par value, 990,000,000 shares authorized; 236,948,214 and 249,664,156 issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	2,365	2,494
Additional Paid-in-Capital	2,072,930	2,203,888
Accumulated Deficit	(534,849)	(540,462)
Accumulated Other Comprehensive Loss	(11,844)	(8,587)

Total Shareholders’ Equity	1,528,602	1,657,333

Total Liabilities, Non–Controlling Interests and Shareholders’ Equity	$2,869,748	$2,554,862

See accompanying notes to condensed consolidated financial statements.

CHAMBERS STREET PROPERTIES

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

(In Thousands, Except Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES
Rental	$51,110	$36,568	$95,150	$71,887
Tenant Reimbursements	16,000	8,318	25,912	16,398

Total Revenues	67,110	44,886	121,062	88,285

EXPENSES
Operating and Maintenance	7,298	4,833	13,084	9,941
Property Taxes	11,307	5,410	18,781	10,786
Interest	10,482	8,711	19,786	17,467
General and Administrative	7,576	2,269	12,710	4,434
Property Management Fee to Related Party	286	390	520	772
Investment Management Fee to Related Party	(11)	6,150	489	12,111
Acquisition	162	31	2,004	1,409
Depreciation and Amortization	26,770	17,985	48,774	35,961
Transition Costs	693	1,936	728	1,936
Listing	10,506	0	10,506	0

Total Expenses	75,069	47,715	127,382	94,817

OTHER INCOME AND EXPENSES
Interest and Other Income	280	485	487	1,545
Net Settlement Payments on Interest Rate Swaps	(704)	(164)	(1,047)	(324)
Gain on Interest Rate Swaps	2,383	122	1,466	246
Loss on Note Payable at Fair Value	(32)	(25)	(57)	(60)

Total Other Income	1,927	418	849	1,407

LOSS BEFORE PROVISION FOR INCOME TAXES AND EQUITY IN INCOME OF UNCONSOLIDATED ENTITIES	(6,032)	(2,411)	(5,471)	(5,125)
Provision For Income Taxes	(151)	(160)	(220)	(142)
Equity In Income of Unconsolidated Entities	2,575	1,087	6,939	1,629
(Loss) Gain On Conversion Of Equity Interest To Controlling Interest	(32)	0	77,202	0

NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(3,640)	(1,484)	78,450	(3,638)

DISCONTINUED OPERATIONS
Loss on Write Down to Net Sale Value	0	(415)	0	(415)

LOSS FROM DISCONTINUED OPERATIONS	0	(415)	0	(415)

NET (LOSS) INCOME	(3,640)	(1,899)	78,450	(4,053)
Net Loss (Income) Attributable to Non-Controlling Operating Partnership Units	4	0	(79)	2

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,636)	$(1,899)	$78,371	$(4,051)

Basic and Diluted Net (Loss) Income Per Share from Continuing Operations Attributable to Common Shareholders	$(0.01)	$(0.01)	$0.32	$(0.01)

Basic and Diluted Net Loss Per Share from Discontinued Operations Attributable to Common Shareholders	$0	$0	$0	$0

Basic and Diluted Net (Loss) Income Per Share Attributable to Common Shareholders	$(0.01)	$(0.01)	$0.32	$(0.02)

Weighted Average Common Shares Outstanding-Basic and Diluted	248,224,851	249,117,722	248,350,481	$246,983,416

Dividends Declared Per Share	$0.15	$0.15	$0.30	$0.30

See accompanying notes to condensed consolidated financial statements.

CHAMBERS STREET PROPERTIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
NET (LOSS) INCOME	$(3,640)	$(1,899)	$78,450	$(4,053)
Foreign Currency Translation Gain (Loss)	1,665	(8,638)	(7,476)	(2,157)
Swap Fair Value Adjustments	5,207	(3,022)	4,219	(2,079)

COMPREHENSIVE INCOME (LOSS)	3,232	(13,559)	75,193	(8,289)
Comprehensive (Income) Loss Attributable to Non-Controlling Operating Partnership Units	(3)	9	(76)	4

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$3,229	$(13,550)	$75,117	$(8,285)

See accompanying notes to condensed consolidated financial statements.

CHAMBERS STREET PROPERTIES

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2013 and 2012 (unaudited)

(In Thousands)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$78,450	$(4,053)
Adjustments to Reconcile Net Income (Loss) to Net Cash Flows Provided by Operating Activities:
Equity in Income of Unconsolidated Entities	(6,939)	(1,629)
Distributions from Unconsolidated Entities	19,689	21,185
Gain on Interest Rate Swaps	(1,466)	(246)
Loss on Note Payable at Fair Value	57	60
Loss on Write Down to Net Sales Value	0	415
Gain on Conversion of Equity Investment to Controlling Interest	(77,202)	0
Depreciation and Amortization of Building and Improvements	30,810	21,519
Amortization of Deferred Financing Costs	1,380	949
Amortization of Acquired In-Place Lease Value	17,502	14,123
Amortization of Above and Below Market Leases	3,071	1,501
Amortization of Lease Commissions	462	319
Amortization of Discount (Premium) on Notes Payable	(1,655)	(651)
Share Based Compensation	4,556	200
Changes in Assets and Liabilities:
Accounts and Other Receivables	(3,155)	(812)
Deferred Rent	(4,505)	(3,762)
Other Assets	(4,374)	(334)
Accounts Payable and Accrued Expenses	9,327	7,320
Investment and Property Management Fees Payable to Related Party	(10,960)	326

Net Cash Flows Provided By Operating Activities	55,048	56,430

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Real Property	(63,101)	(64,340)
Investments in Unconsolidated Entities	0	(12,793)
Distributions from Unconsolidated Entities	0	2,400
Restricted Cash	(4,657)	(2,934)
Lease Commissions	(287)	(684)
Improvements to Variable Interest Entity	(3,601)	(26,361)
Improvements to Investments in Real Estate	(4,961)	(1,985)

Net Cash Flows Used in Investing Activities	(76,607)	(106,697)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Common Shares—Public Offering	0	172
Proceeds from Additional Paid-in-Capital—Public Offering	0	171,086
Redemption of Common Shares	(44,225)	(19,621)
Repurchase and Cancellation of Common Shares	(125,000)	0
Payment of Offering Costs	0	(20,440)
Payment of Distributions	(41,111)	(37,997)
Distribution to Non-Controlling Interest Operating—Partnership Units	(74)	(74)
Contribution from Non-Controlling Interest—Variable Interest Entity	0	140
Distribution from Non-Controlling Interest—Variable Interest Entity	(826)	0
Borrowings on Loan Payable	470,044	0
Principal Payment on Loan Payable	(225,000)	0
Proceeds from Notes Payable	0	0
Principal Payments on Notes Payable	(30,028)	(7,380)
Deferred Financing Costs	(1,905)	(480)
Security Deposits	311	341

Net Cash Flows Provided by Financing Activities	2,186	85,747

EFFECT OF FOREIGN CURRENCY TRANSLATION	(121)	32

Net (Decrease) Increase in Cash and Cash Equivalents	(19,494)	35,512
Cash and Cash Equivalents, Beginning of the Period	107,355	238,277

Cash and Cash Equivalents, End of the Period	$87,861	$273,789

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for Interest	$19,169	$21,046
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distributions Declared and Payable	$35,486	$37,366
Proceeds from Dividend Reinvestment Program	$33,579	$31,513
Duke joint venture Contribution/Distribution—Amazon Expansion	$19	$874
Notes Payable Assumed on Acquisitions of Real Estate	$216,011	$0
Conversion of Duke joint venture Equity Investment to Controlling Interest	$139,770	$0
Share Awards Increase in Additional Paid-In-Capital	$4,556	$0
Accounts Payable and Accrued Expenses—Construction In Progress	$1,526	$3,691
Accrued Offering Cost	$0	$3

See accompanying notes to condensed consolidated financial statements

CHAMBERS STREET PROPERTIES

Condensed Consolidated Statements of Equity

For the Six Months Ended June 30, 2013 and 2012 (unaudited)

(In Thousands, Except Share Data)

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2013	249,664,156	$2,494	$2,203,888	$(540,462)	$(8,587)	$1,657,333
Net Income Attributable to Common Shareholders	0	0	0	78,371	0	78,371
Other Comprehensive Loss	0	0	0	0	(3,257)	(3,257)
Net Contributions From DRIP of Common Shares, $0.01 Par Value	3,534,649	36	33,544	0	0	33,580
Share-Based Compensation	788,925	5	4,551	0	0	4,556
Redemption of Common Shares	(4,663,279)	(46)	(44,179)	0	0	(44,225)
Adjustment to Record Non-Controlling Interest at Redemption Value	0	0	2	0	0	2
Repurchase and Cancellation of Common Shares	(12,376,237)	(124)	(124,876)	0	0	(125,000)
Distributions	0	0	0	(72,758)	0	(72,758)

Balance at June 30, 2013	236,948,214	$2,365	$2,072,930	$(534,849)	$(11,844)	$1,528,602

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2012	230,955,633	$2,309	$2,038,566	$(348,602)	$(23,664)	$1,668,609
Net Loss Attributable to Common Shareholders	0	0	0	(4,051)	0	(4,051)
Other Comprehensive Loss	0	0	0	0	(4,231)	(4,231)
Net Contributions From Public Offering of Common Shares, $0.01 Par Value	20,487,763	205	202,566	0	0	202,771
Costs Associated with Public Offering	0	0	(18,336)	0	0	(18,386)
Redemption of Common Shares	(2,104,314)	(21)	(19,600)	0	0	(19,621)
Adjustment to Record Non-Controlling Interest at Redemption Value	0	0	(80)	0	0	(80)
Distributions	0	0	0	(74,093)	0	(74,093)

Balance at June 30, 2012	249,339,082	$2,493	$2,203,116	$(426,746)	$(27,895)	$1,750,968

See accompanying notes to condensed consolidated financial statements.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

1. Organization and Nature of Business

Chambers Street Properties (NYSE: CSG) is a real estate investment trust (“REIT”) led by an experienced management team that is focused on acquiring, owning and managing high-quality industrial (primarily warehouse/distribution) and office properties, which are net leased to single tenants with strong credit profiles. We were formed under the laws of the state of Maryland on March 30, 2004, and have elected to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986 (the “Internal Revenue Code”) beginning with the taxable period ended December 31, 2004.

We operate in an umbrella partnership REIT structure in which our operating partnership, CSP Operating Partnership, LP (“CSP OP”), indirectly owns substantially all of the properties acquired on our behalf. CSP OP was formed in Delaware on March 30, 2004, and we are its majority owner and sole general partner. For each interest in our common shares of beneficial interest $0.01 par value (the “common shares”), that we issue, an equal interest in the limited partnership units of CSP OP is issued to us in exchange for the cash proceeds from the issuance of the interest in our common shares. As of June 30, 2013, we owned approximately 99.90% of the common partnership units of CSP OP and CBRE REIT Holdings, LLC (“REIT Holdings”), an affiliate of our former investment advisor, held the remaining interest in CSP OP through 246,361 limited partnership units representing approximately a 0.10% ownership of the total limited partnership units. In exchange for services provided to us relating to our formation and subsequent operations, REIT Holdings also owns a Class B limited partnership interest (“Class B interest”).

On July 1, 2004, we commenced operations and issued 6,844,313 common shares in connection with our initial capitalization. On October 24, 2006, we commenced an initial public offering of up to $2,000,000,000 of our common shares, and from October 24, 2006 (effective date) through January 29, 2009 (close) we accepted subscriptions from 13,270 investors, issued 60,808,967 common shares including 1,487,943 common shares issued pursuant to our dividend reinvestment plan, and received $607,345,702 in gross proceeds. On January 30, 2009, we commenced a follow-on public offering of up to $3,000,000,000 of our common shares, and from January 30, 2009 (effective date) through January 30, 2012 (close) we accepted subscriptions from 49,990 investors, issued 190,672,251 common shares including 11,170,603 common shares issued pursuant to our dividend reinvestment plan and received $1,901,137,211 in gross proceeds. From January 30, 2012, through its termination on May 21, 2013, we issued 8,869,829 common shares pursuant to our dividend reinvestment plan and received $84,263,374 in gross proceeds.

Prior to July 1, 2012, all of our business activities were managed by CBRE Advisors LLC (the “former investment advisor”) pursuant to advisory agreements. On July 1, 2012, we transitioned to a self-managed company and changed our name from CB Richard Ellis Realty Trust to Chambers Street Properties in accordance with a plan determined by our board of trustees. In addition, effective July 1, 2012, we entered into a transitional services agreement with CSP OP and the former investment advisor pursuant to which the former investment advisor would, at our discretion, provide certain operational and consulting services to us for a term which ended on April 30, 2013. Our management team is now responsible for the management of our day-to-day operations, including the supervision of our employees and third-party service providers. Acquisitions and asset management activities are performed by our employees, with certain services provided by third parties at market rates. As of June 30, 2013, we had 236,948,214 common shares issued and outstanding.

On May 21, 2013, we listed our common shares on the New York Stock Exchange (the “NYSE”) under the symbol “CSG” (the “Listing”) and concurrently commenced a modified “Dutch Auction” tender offer to purchase up to $125,000,000 in value of the common shares (the “Tender Offer”) from our shareholders. As a result of the Tender Offer, on June 26, 2013, we accepted for purchase 12,376,237 common shares at a purchase price of $10.10 per share, for an aggregate cost of approximately $125,000,000, excluding fees and expenses relating to the Tender Offer.

Unless the context otherwise requires or indicates, references to, “we,” “our” and “us” refer to the activities of and the assets and liabilities of the business and operations of Chambers Street Properties and its subsidiaries.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“U.S. GAAP”) and the rules applicable to Form 10-Q and reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

interim period. Certain information and footnotes required for annual financial statement presentation have been condensed or excluded pursuant to Securities and Exchange Commission (the “SEC”) rules and regulations. Accordingly, our interim financial statements do not include all of the information and disclosures required under U.S. GAAP for complete financial statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with our current Annual Report on Form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2012.

In the opinion of management, all adjustments of a normal recurring nature considered necessary in all material respects to present fairly our financial position, results of our operations and cash flows as of and for the three and six months ended June 30, 2013 have been made. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results of operations to be expected for the entire year.

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

With respect to our majority limited membership interests in the Duke/Hulfish, LLC joint venture (the “Duke joint venture”), the Afton Ridge Joint Venture, LLC (“Afton Ridge”), the Goodman Princeton Holdings (Jersey) Limited joint venture (the “UK JV”) and the Goodman Princeton Holdings (LUX) s.a.r.l. joint venture (the “European JV”), we considered the Accounting Standards Codification (“ASC”) Topic “Consolidation” (“FASB ASC 810”) in determining that we did not have control over the financial and operating decisions of such entities due to the existence of substantive participating rights held by the minority limited members who are also the managing members of the Duke joint venture and Afton Ridge, and the investment advisors/managers of the UK JV and the European JV, respectively. Additionally, we concluded that each of these entities was under the shared control of its limited members. The accounting policies applied by each of these entities are consistent with those applied by us.

We carry our investments in CB Richard Ellis Strategic Partners Asia II-A, L.P. (“CBRE Strategic Partners Asia”), the Duke joint venture, Afton Ridge, the UK JV and the European JV using the equity method of accounting because we have the ability to exercise significant influence (but not control) over operating and financial policies of each such entity. We eliminate transactions with such equity method entities to the extent of our ownership in each such entity. Accordingly, our share of net income (loss) of these equity method entities is included in consolidated net income (loss).

Our determination of the appropriate accounting method with respect to our investment in CBRE Strategic Partners Asia, which is not considered a VIE, is partially based on CBRE Strategic Partners Asia’s sufficiency of equity investment at risk which was triggered by a substantial paydown during 2009 of its subscription line of credit, which is backed by investor capital commitments to fund its operations. We account for this investment under the equity method of accounting.

CBRE Strategic Partners Asia is a limited partnership that qualifies for specialized industry accounting for investment companies. Specialized industry accounting allows investment companies to carry their investments at fair value, with changes in the fair value of

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

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

In October 2011, one of our consolidated subsidiaries, RT Atwater Holding, LLC, entered into a real estate development venture with a subsidiary of the Trammel Crow Company (“TCC”), a wholly-owned subsidiary of CBRE Group, Inc., a former related party of ours, whereby we owned 95% of the newly formed entity and TCC owned the remaining 5% of the entity. The new entity, RT/TC Atwater, LP (“Atwater”), was formed for the purpose of developing and then operating a build-to-suit suburban office and research facility for a single tenant that had agreed to a minimum lease term of 12 years starting from the completion of construction of the facility. Through the provisions of the Atwater, LP agreement, we and TCC collectively had the power to direct the activities that most significantly impact the economic performance of Atwater. Atwater was deemed a VIE and we were the entity within the related party group determined to be most closely associated with Atwater. We began to consolidate the entity at its inception in October 2011.

On February 16, 2012, we entered into a construction loan agreement with Atwater, a consolidated joint venture, to provide it with up to $49,575,000 of financing which was available for disbursements to fund construction expenditures at 1400 Atwater Drive. We received a $250,000 financing fee from the joint venture for providing this construction loan. The construction loan bore interest at 5.00% of amounts outstanding and was scheduled to mature on or before August 31, 2013, unless otherwise extended. This construction loan was eliminated in the consolidation of Atwater for reporting purposes.

On January 30, 2013, upon substantial completion of the investment, we acquired 100% of TCC’s interest in Atwater. The cost of the acquisition was approximately $3,431,000 inclusive of the return of TCC’s original capital contribution of $826,000.

All of Atwater’s construction and other assets, including the initial land acquisition, previously recorded to construction in progress and other assets—variable interest entity on the balance sheet, are recorded to investments in real estate and intangible assets. See Note 3 “Acquisition of Real Estate” for a preliminary fair value determination update on this investment. The property commenced operations in January 2013.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

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

Cash Equivalents

We consider short-term investments with maturities of three months or less when purchased to be cash equivalents. As of June 30, 2013 and December 31, 2012, cash equivalents consisted primarily of investments in money market funds.

Restricted Cash

Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of June 30, 2013 and December 31, 2012, our restricted cash balance was $15,655,000 and $10,998,000, respectively, which represents amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by our agreements with our lenders.

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

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

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

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred. As of June 30, 2013 and December 31, 2012, we owned, on a consolidated basis, 99 and 82 real estate investments, respectively.

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

No impairment of long-lived assets was recognized during the six months ended June 30, 2013 and 2012.

Other Assets

Other assets include the following as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Prepaid insurance	$1,390	$1,790
Prepaid real estate taxes	57	224
Lease inducement, net	3,438	0
Other	2,226	1,764

Total	$7,111	$3,778

Concentration of Credit Risk

Our consolidated properties are located throughout the United States and in the United Kingdom. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, and social factors affecting the communities in which the tenants operate. Our credit risk relates primarily to cash, restricted cash, and interest rate swap agreements. Cash accounts at each U.S. institution are insured by the Federal Deposit Insurance Corporation up to $250,000 through December 31, 2013.

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

Non-Controlling Interest Operating Partnership Units

We owned a 99.90%, partnership interest in CSP OP as of June 30, 2013, December 31, 2012 and June 30, 2012, respectively. The remaining 0.10% partnership interest as of June 30, 2013, December 31, 2012 and June 30, 2012, respectively, was owned by REIT

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

Holdings in the form of 246,361 non-controlling operating partnership units, which were exchangeable for cash or, at the Company’s discretion, on a one for one basis for common shares of the Company, with an estimated aggregate redemption value of $2,464,000.

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

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

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

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable year ended December 31, 2004. To qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) as defined in the Internal Revenue Code, to our shareholders and satisfy certain other organizational and operating requirements. We generally will not be subject to U.S. federal income taxes if we distribute 100% of our net taxable income each year to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to U.S. federal income taxes and excise taxes on our undistributed taxable income. We believe that we have met all of the REIT distribution and technical requirements for the six months ended June 30, 2013 and the year ended December 31, 2012. We intend to continue to adhere to these requirements and maintain our REIT qualification.

Revenue Recognition and Valuation of Receivables

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $17,745,000 and $17,760,000 as security for such leases at June 30, 2013 and December 31, 2012, respectively.

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

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $339,000 and $11,000 as of June 30, 2013 and December 31, 2012, respectively.

Offering Costs

Offering costs totaling $0 and $18,336,000 were incurred during the six months ended June 30, 2013 and 2012, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Offering costs incurred through June 30, 2013 totaled $237,676,000. Of the total amount, $217,959,000 was incurred to CNL Securities Corp., as the former dealer manager of our public offerings (the “former dealer manager”); $3,969,000 was incurred to CBRE Group, Inc., an affiliate of the former investment advisor; $912,000 was incurred to the former investment advisor for reimbursable marketing costs and $14,836,000 was incurred to other service providers. Each party was paid the amount incurred from proceeds of our follow-on public offering. All offering costs have been paid as of June 30, 2013 and December 31, 2012.

Deferred Financing Costs and Discounts or Premiums on Notes Payable

Direct costs incurred in connection with obtaining financing are amortized over the respective term of the loan on a straight-line basis, which approximates the effective interest method.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

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

The carrying value of our United Kingdom assets and liabilities fluctuate due to changes in the exchange rate between the USD and the GBP. The exchange rate of the USD to the GBP was $1.5207 and $1.6242 at June 30, 2013 and December 31, 2012, respectively. The profit and loss weighted average exchange rate of the USD to the GBP was approximately $1.5312 and $1.5879 for the three months ended June 30, 2013 and 2012, respectively; and $1.5524 and $1.5807 for the six months ended June 30, 2013, and 2012, respectively.

The carrying value of our European assets and liabilities fluctuate due to changes in the exchange rate between the USD and the EUR. The exchange rate of the USD to the EUR was $1.3016 and $1.3189 at June 30, 2013 and December 31, 2012. The profit and loss weighted average exchange rate of the USD to the EUR was approximately $1.2993 and $1.2966 for the three months ended June 30, 2013 and 2012, respectively; and $1.3131 and $1.3041 for the six months ended June 30, 2013 and 2012, respectively.

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

Effective May 1, 2012, we entered into the Third Amended Partnership Agreement which revised the redemption rights of the Class B interest. Accordingly, the redemption of the Class B interest may be triggered upon the occurrence of certain events, one of which was the Listing. As a result of the Listing, the consideration to be received (if any) for the redemption of the Class B interest will be determined based on the market value of our common shares for a 30 day period beginning 150 days after the Listing in accordance with the partnership agreement of CSP OP. The consideration may be paid either in the form of cash or our common shares as determined by our board of trustees.

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

Transition Costs

We incurred certain costs in connection with our transition from being an externally managed company to a self-managed company (“Transition Costs”). These Transition Costs consist of legal, consulting and other third-party service provider costs incurred by us in order to execute on our Board of Trustees’ decision to become a self-managed company. The Transition Costs include legal and consulting costs resulting from the amendment of our management structure and various corporate relationships, including with respect to our relations with the former investment advisor, as well as exploring and implementing strategic alternatives for information technology, office space and personnel needs, among other expenses. Transition costs totaling $693,000 and $1,936,000 were incurred during the three months ended June 30, 2013 and 2012, respectively; and $728,000 and $1,936,000 were incurred during the six months ended June 30, 2013 and 2012, respectively. Cumulative transition costs incurred through June 30, 2013 totaled $8,977,000.

Listing

We incurred certain costs in connection with our Listing and our Tender Offer. These listing expenses consist of legal, investment banking, share-based compensation, consulting and other third-party service provider costs incurred by us in order to complete our Listing and Tender Offer during the quarter ended June 30, 2013. Listing costs totaling $10,506,000 were incurred during the three and six months ended June 30, 2013; there were no listing expenses incurred during the three and six months June 30, 2012. Of the $10,506,000 of listing expenses incurred through June 30, 2013, $3,562,000 was attributable to share-based compensation.

Earnings Per Share Attributable to Common Shareholders

Basic net income (loss) available to common shareholders per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) available to common shareholders per share is computed in the same manner as we do not have any outstanding dilutive securities including stock options, stock warrants and contingently issuable shares for all periods presented.

Fair Value of Financial Instruments and Investments

We elected to apply the fair value option for one of our eligible mortgage notes payable that was newly issued debt during the year ended December 31, 2008. The measurement of the elected mortgage note payable at its fair value and its impact on the statement of operations is described in Note 16 “Fair Value Option-Note Payable” and Note 17 “Fair Value of Financial Instruments and Investments.” As of June 30, 2013 and December 31, 2012, the fair value of the mortgage Note Payable was determined using a market interest rate of 4.50% and 3.015%, respectively.

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

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

The purchase price allocation to the assets and liabilities acquired during the six months ended June 30, 2013 and appearing in the table are preliminary (in thousands):

Property(1)	Land	Site Improvements	Building Improve- ments	Tenant Improve- ments	Acquired In- Place Lease Value	Above Market Lease Value	Below Market Lease Value	Premium on Notes	Purchase Price	Notes Payable Assumed	Net Assets Acquired
1400 Atwater	$5,590	$9,549	$36,761	$27,995	$8,757	$0	$(3,827)	$0	$84,825	$0	$84,825
Celebration Office Center(2)	4,903	794	9,255	658	1,943	1,300	0	(433)	18,420	(9,130)	9,290
22535 Colonial Pkwy(2)	1,291	525	13,126	832	3,055	0	(778)	(378)	17,673	(8,169)	9,504
Northpoint III(2)	3,165	850	15,784	1,168	2,396	0	(436)	(533)	22,394	(10,571)	11,823
Goodyear Crossing Ind. Park II(2)	7,603	1,961	48,176	501	5,558	2,051	0	(967)	64,883	(20,182)	44,701
3900 North Paramount Parkway(2)	860	367	12,623	688	2,765	1,537	0	(317)	18,523	(7,929)	10,594
3900 South Paramount Parkway(2)	1,066	456	14,091	554	3,182	1,905	0	(395)	20,859	(7,929)	12,930
1400 Perimeter Park Drive(2)	766	316	3,550	332	1,074	234	0	(107)	6,165	(2,403)	3,762
Miramar I(2)	11,851	1,398	4,127	2,516	3,234	1,243	0	(457)	23,912	(9,418)	14,494
Miramar II(2)	9,851	978	14,843	2,058	3,418	1,369	0	(607)	31,910	(12,686)	19,224
McAuley Place(2)	1,562	481	20,012	1,336	2,780	6,875	(439)	(298)	32,309	(13,494)	18,815
Point West I(2)	3,659	1,313	22,666	1,354	3,120	27	0	(344)	31,795	(11,285)	20,510
Easton III(2)	2,579	1,081	15,043	1,484	2,895	0	(2,527)	(361)	20,194	(6,605)	13,589
Norman Pointe I(2)	2,883	350	28,025	1,382	4,335	1,506	(111)	(2,138)	36,232	(20,752)	15,480
Norman Pointe II(2)	1,369	406	37,667	4,447	8,192	0	(3,166)	(2,802)	46,113	(22,847)	23,266
The Landings I(2)	1,612	440	22,974	1,459	4,369	1,225	0	(1,830)	30,249	(15,618)	14,631
The Landings II(2)	1,376	316	19,409	969	2,888	670	(42)	(1,609)	23,977	(13,775)	10,202
Atrium I(2)	4,230	1,381	29,926	3,644	6,116	763	0	(989)	45,071	(23,218)	21,853

	$66,216	$22,962	$368,058	$53,377	$70,077	$20,705	$(11,326)	$(14,565)	$575,504	$(216,011)	$359,493

(1)	Fair value determinations are preliminary. Final valuations of assets and liabilities acquired are not yet complete.

(2)	Properties acquired from the Duke joint venture on March 1, 2013.

On March 1, 2013, we acquired Duke Realty’s 20% interest in 17 properties that were held in the Duke joint venture. The properties are located in major submarkets of Phoenix, Raleigh/Durham, Houston, Columbus, Cincinnati, Orlando, Ft. Lauderdale, Minneapolis and Dallas and consisted of 16 office buildings and one warehouse/distribution building totaling 3,318,402 square feet. The acquisition was structured such that membership interests in each of the subsidiaries that hold the properties were distributed to Duke Realty and CSP OP on a pro rata basis in accordance with their percentage ownership interests in the Duke joint venture (80% to CSP OP and 20% Duke Realty) and CSP OP then purchased Duke Realty’s 20% membership interests in those subsidiaries, resulting in CSP OP owning a 100% interest in each of the property- owning subsidiaries. The aggregate purchase price that CSP OP paid to Duke Realty in connection with the acquisition was approximately $98,136,000, which is 20% of approximately $490,679,000 exclusive of fees and customary closing costs, but inclusive of approximately $216,011,000 of existing mortgage financing. The transaction constituted a change in control of the previously unconsolidated 17 properties, which required a step-up in basis of all acquired assets and liabilities. This resulted in a gain of $77,202,000 at June 30, 2013.

Acquisition related expenses of $162,000 and $31,000, and $2,004,000 and $1,409,000 associated with the acquisitions of real estate were expensed as incurred during the three and six months ended June 30, 2013 and 2012, respectively.

Building Improvements are depreciated over 39 years; Site Improvements are depreciated over 15 and 25 years; Tenant Improvements, Acquired In-Place Lease Value, Above Market Lease Value and Below Market Lease Value are amortized over the remaining lease terms at the time of acquisition.

Unaudited pro forma results, assuming the above noted acquisitions had occurred as of January 1, 2012 for purposes of the 2013 acquisitions and assuming that 2012 acquisitions had occurred as of January 1, 2011 for purposes of presenting the 2013 and 2012 proforma disclosures, are presented below. Non-recurring acquisition costs totaling $162,000 and $2,004,000 are excluded from the 2013 pro forma and are included in the three and six months ended June 30, 2012 as an operating expense. Non-recurring 2012 acquisition costs totaling $31,000 and $1,409,000 are excluded from this presentation.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$67,110	$64,132	$123,072	$126,777
Operating (Loss) Income	(7,797)	4,479	(4,230)	(4,167)
Net (Loss) Income	(3,474)	5,221	80,461	(1,374)
Basic and Diluted (Loss) Income Per Share	$(0.01)	$0.02	$0.32	$(0.01)
Weighted Average Shares Outstanding for Basic and Diluted (Loss) Income	248,224,851	249,117,722	248,350,481	246,983,416

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

There were no real estate and other assets held for sale and related liabilities as of June 30, 2013 and December 31, 2012.

In accordance with ASC 205-20 “Presentation of Financial Statement-Discontinued Operation,” the income and net gain on dispositions of operating properties are reflected in the consolidated statements of operations as discontinued operations for all periods presented.

For the three and six months ended June 30, 2012, the Company recognized a loss from discontinued operations of $415,000 associated with a write-down of the Cherokee Corporate Park property to its net sales value realized on the July 9, 2012 property sale of $2,886,000.

5. Investments in Unconsolidated Entities

Investments in unconsolidated entities at June 30, 2013 and December 31, 2012 consist of the following (in thousands):

	June 30, 2013	December 31, 2012
CBRE Strategic Partners Asia	$9,185	$8,098
Duke joint venture	194,703	344,511
Afton Ridge	16,539	17,008
UK JV	34,389	37,487
European JV	106,188	108,725

	$361,004	$515,829

The following is a summary of the investments in unconsolidated entities for the six months ended June 30, 2013 and the year ended December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Investment Balance, January 1	$515,829	$537,631
Contributions	0	45,568
Company’s Equity in Net Income (including adjustments for basis differences)	6,939	3,959
Other Comprehensive (Loss) Income of Unconsolidated Entities	(2,305)	1,144
Distributions	(159,459)	(72,473)

Investment Balance, End of Period	$361,004	$515,829

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

CBRE Strategic Partners Asia

We agreed to a capital commitment of $20,000,000 in CBRE Strategic Partners Asia. Prior to the expiration of the investment commitment period, we contributed a total of $17,526,000. CBRE Global Investors formed CBRE Strategic Partners Asia to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in Asia, including China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. The initial closing date of CBRE Strategic Partners Asia was in July 2007, with additional commitments being accepted through January 2008. CBRE Strategic Partners Asia closed on January 31, 2008, with aggregate capital commitments of $394,203,000. CBRE Strategic Partners Asia has an eight-year term, which may be extended for up to two one-year periods with the approval of two-thirds of the limited partners.

As of June 30, 2013, CBRE Strategic Partners Asia, with its parallel fund, CB Richard Ellis Strategic Asia II, L.P., had aggregate investor commitments of $394,203,000 from institutional investors including CBRE Global Investors, an affiliate of the former investment advisor. We have an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. From November 2007 through June 2013, CBRE Strategic Partners Asia had acquired ownership interests in a total of eleven properties; six in China and five in Japan. Two of the six ownership interests in China were sold in 2010 and one was sold in 2012. During the first quarter of 2013, the five ownership interests in Japan were sold. As of June 30, 2013, CBRE Strategic Partners Asia had ownership interests in three properties, all of which are located in China.

We carry our investment in CBRE Strategic Partners Asia using the equity method of accounting. Those investments where we have the ability to exercise significant influence (but not control) over operating and financial policies of such entities (including certain entities where we have less than 20% ownership) are accounted for using the equity method. Accordingly, our share of the earnings or losses of these equity method entities is included in consolidated net income (loss).

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

Consolidated Balance Sheets of CBRE Strategic Partners Asia as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Assets
Real Estate	$187,440	$161,351
Other Assets	13,645	56,054

Total Assets	$201,085	$217,405

Liabilities and Equity
Notes Payable	$0	$39,693
Other Liabilities	16,780	14,864

Total Liabilities	16,780	54,557

Company’s Equity	9,185	8,098
Other Investors’ Equity	175,120	154,750

Total Liabilities and Equity	$201,085	$217,405

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

Consolidated Statements of Operations of CBRE Strategic Partners Asia for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total Revenues and Appreciation (Depreciation)	$19,034	$(437)	$23,997	$1,000
Total Expenses	480	998	2,540	6,177

Net Income (Loss)	18,554	(1,435)	21,457	(5,177)

Company’s Equity in Net Income (Loss)	$1,006	$(76)	$1,087	$(271)

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

As of June 30, 2013, the Duke joint venture had approximately $578,000,000 of assets, excluding REIT basis adjustments, and acquisition fees and closing costs, and held interest in 20 properties, six located in Florida, three located in Ohio, two each located in Illinois, Indiana, Missouri, Texas and one each in Arizona, North Carolina and Texas.

See Note 20 “Subsequent Events” for a further discussion of the Duke joint venture’s repayment of certain of its indebtedness.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

Consolidated Balance Sheet of the Duke joint venture as of June 30, 2013 (in thousands):

	June 30, 2013	REIT Basis Adjustments(1)	Total
Assets
Real Estate Net	$441,569	$2,440	$444,009
Other Assets	64,403	0	64,403

Total Assets	$505,972	$2,440	$508,412

Liabilities and Equity
Notes Payable	$254,365	$0	$254,365
Other Liabilities	11,278	0	11,278

Total Liabilities	265,643	0	265,643

Company’s Equity	192,263	2,440	194,703
Other Investor’s Equity	48,066	0	48,066

Total Liabilities and Equity	$505,972	$2,440	$508,412

(1)

REIT Basis Adjustments include those costs incurred by the Company outside of the Duke joint venture that are directly capitalizable to its investment in real estate assets acquired within the Duke joint venture, including acquisition costs paid to our former investment advisor prior to January 1, 2009. Thereafter such acquisition fees were expensed as incurred.

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

(1)

REIT Basis Adjustments include those costs incurred by the Company outside of the Duke joint venture that are directly capitalizable to its investment in real estate assets acquired within the Duke joint venture, including acquisition costs paid to our former investment advisor prior to January 1, 2009. Thereafter such acquisition fees were expensed as incurred.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

Consolidated Statement of Operations of the Duke joint venture for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total Revenues	$16,552	$30,887	$33,171	$62,280
Operating Expenses	5,311	10,160	10,776	20,613
Interest	3,520	6,150	7,036	12,304
Depreciation and Amortization	7,721	14,874	15,533	29,791

Net Loss from Continuing Operations	$0	$(297)	$(174)	$(428)
Net (Loss) Income from Discontinued Operations	(32)	0	2,236	0

Net (Loss) Income	$(32)	$(297)	$2,062	$(428)

Company’s Share in Net (Loss) Income	$(26)	$(237)	$1,650	$(342)
Adjustments for REIT Basis	(38)	(34)	497	(68)

Company’s Equity in Net (Loss) Income	$(64)	$(271)	$2,147	$(410)

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

On October 15, 2008, Afton Ridge obtained a $25,500,000 loan from the Metropolitan Life Insurance Company, secured by the Afton Ridge Shopping Center which was originally acquired on September 18, 2008. The loan was for a term of five years, plus a 12 month extension option, and bore interest at a fixed rate of 5.70%. Interest payments only were due monthly for the term of the loan with principal due at maturity. See Note 20 “Subsequent Events” for a further discussion regarding the repayment of this loan.

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

Consolidated Balance Sheet of Afton Ridge as of June 30, 2013 (in thousands):

	June 30, 2013	REIT Basis Adjustments(1)	Total
Assets
Real Estate Net	$42,815	$558	$43,373
Other Assets	2,743	0	2,743

Total Assets	$45,558	$558	$46,116

Liabilities and Equity
Note Payable	$25,500	$0	$25,500
Other Liabilities	2,301	0	2,301

Total Liabilities	27,801	0	27,801

Company’s Equity	15,981	558	16,539
Other Investor’s Equity	1,776	0	1,776

Total Liabilities and Equity	$45,558	$558	$46,116

(1)

REIT Basis Adjustments include those costs incurred by the Company outside of Afton Ridge that are directly capitalizable to its investment in real estate assets acquired within Afton Ridge, including acquisition costs paid to our former investment advisor prior to January 1, 2009. Thereafter such acquisitions fees were expensed as incurred.

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

(1)

REIT Basis Adjustments include those costs incurred outside of Afton Ridge that are directly capitalizable to its investment in real estate assets acquired within Afton Ridge, including acquisition costs paid to our former investment advisor prior to January 1, 2009. Thereafter such acquisitions fees were expensed as incurred.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

Consolidated Statements of Operations of Afton Ridge for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total Revenues	$1,292	$1,306	$2,600	$2,650
Operating Expenses	346	347	660	704
Interest	376	376	752	752
Depreciation and Amortization	425	458	860	923

Net Income	$145	$125	$328	$271

Company’s Share in Net Income	$131	$112	$295	$244
Adjustments for REIT Basis	(5)	(4)	(9)	(9)

Company’s Equity in Net Income	$126	$108	$286	$235

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

UK JV

The shareholders’ agreement pertaining to the UK JV is by and among RT Princeton UK Holdings, LLC (our wholly-owned subsidiary), Goodman Jersey Holding Trust and Goodman Princeton Holdings (Jersey) Limited, for the purpose of acquiring and holding, either directly or indirectly, up to £400,000,000 in logistics focused warehouse/distribution properties. On June 10, 2010, we initially funded the UK JV with capital contributions of $26,180,000. The UK JV acquired an initial portfolio of two properties, Amber Park and Brackmills, which were previously owned by a subsidiary of Goodman and which were purchased by the UK JV simultaneously with the closing of the UK JV.

On March 19, 2012, we contributed an additional capital contribution of $10,764,000 to acquire Valley Park, Unit D from an unaffiliated third party.

As of June 30, 2013, the UK JV held interest in three properties. The three triple net single-tenant properties total 541,000 rentable square feet and are currently 100% leased.

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

Consolidated Balance Sheet of UK JV as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Assets
Real Estate Net	$42,111	$45,871
Other Assets	2,546	2,807

Total Assets	$44,657	$48,678

Liabilities and Equity
Other Liabilities	$1,671	$1,819

Total Liabilities	1,671	1,819

Company’s Equity	34,389	37,487
Other Investor’s Equity	8,597	9,372

Total Liabilities and Equity	$44,657	$48,678

Consolidated Statements of Operations of UK JV for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total Revenues	$1,090	$1,135	$2,214	$1,980
Operating Expenses	144	153	290	904
Depreciation and Amortization	483	501	979	849

Net Income	$463	$481	$945	$227

Company’s Equity in Net Income	$370	$385	$756	$182

European JV

The shareholders’ agreement pertaining to the European JV is by and among RT Princeton CE Holdings, LLC (our wholly-owned subsidiary), Goodman Europe Development Trust acting by its trustee Goodman Europe Development Pty Ltd. and Goodman Princeton Holdings (LUX) s.a.r.l. for the purpose of acquiring and holding, either directly or indirectly, up to €400,000,000 in logistics focused warehouse/ distribution properties. On June 10, 2010, we initially funded the European JV with capital contributions of $26,802,000. The European JV acquired an initial portfolio of two properties, Duren and Schonberg, which were previously owned by a subsidiary of Goodman and which were purchased by the European JV simultaneously with the closing of the European JV.

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

On December 12, 2012, we made an additional net capital contribution of $31,781,000 to the European JV to acquire the Koblenz Distribution Center, which was previously owned by a subsidiary of Goodman. The acquisition was partially funded by a loan from Dekabank in the amount of €31,750,000.

As of June 30, 2013, the European JV held interest in six properties. The six triple net single-tenant properties total 3,232,000 rentable square feet and are currently 100% leased.

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

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

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

Consolidated Balance Sheet of European JV as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Assets
Real Estate Net	$202,849	$208,786
Other Assets	16,404	23,036

Total Assets	$219,253	$231,822

Liabilities and Equity
Notes Payable	$81,804	$82,894
Other Liabilities	4,714	13,022

Total Liabilities	86,518	95,916

Company’s Equity	106,188	108,725
Other Investor’s Equity	26,547	27,181

Total Liabilities and Equity	$219,253	$231,822

Consolidated Statements of Operations of European JV for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total Revenues	$4,537	$2,904	$9,627	$5,859
Operating Expenses	745	366	1,912	772
Interest Expense	552	0	1,108	0
Depreciation and Amortization	1,814	1,360	3,281	2,719

Net Income	$1,426	$1,178	$3,326	$2,368

Company’s Equity in Net Income	$1,141	$942	$2,661	$1,894

6. Acquisition Related Intangible Assets

Our acquisition related intangible assets are included in the condensed consolidated balance sheets as acquired above market leases, acquired in-place leases, acquired below market leases, and acquired above market ground lease obligations.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

The following is a schedule of future amortization of acquisition related intangible assets and liabilities as of June 30, 2013 (in thousands):

	Assets		Liabilities
	Acquired Above-Market Leases	Acquired In-Place Leases	Acquired Below-Market Leases	Above Market Ground Lease Obligations
2013 (Six months ending December 31, 2013)	$4,983	$19,006	$2,346	$35
2014	9,222	36,003	4,682	71
2015	8,799	33,678	4,513	71
2016	5,258	27,007	3,989	71
2017	4,147	22,757	3,539	71
2018	3,682	19,936	3,224	71
Thereafter	11,231	56,261	11,394	986

	$47,322	$214,648	$33,687	$1,376

The amortization of the above and below-market leases included in rental revenue were ($2,903,000) and $1,204,000, respectively, for the three months ended June 30, 2013 and ($1,889,000) and $1,002,000, respectively, for the three months ended June 30, 2012. The amortization of in-place leases included in amortization expense was $9,862,000 and $6,922,000 for the three months ended June 30, 2013 and 2012, respectively. The amortization of above market ground lease obligations was $18,000 and $18,000 for the three months ended June 30, 2013 and 2012, respectively.

The amortization of the above and below-market leases included in rental revenue were ($5,237,000) and $2,165,000, respectively, for the six months ended June 30, 2013, and ($3,734,000) and $2,233,000, respectively, for the six months ended June 30, 2012. The amortization of in-place leases included in amortization expense was $17,502,000 and $14,123,000 for the six months ended June 30, 2013 and 2012, respectively. The amortization of above market ground lease obligations was $35,000 and $35,000 for the six months ended June 30, 2013 and 2012, respectively.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

7. Debt

Notes Payable secured by real property is summarized as follows (in thousands):

	Interest Rate as of			Notes Payable as of
Property	June 30, 2013	December 31, 2012	Maturity Date	June 30, 2013	December 31, 2012
Deerfield Commons I.	5.23%	5.23%	December 1, 2015	$9,367	$9,442
Bolingbrook Point III	5.26	5.26	January 1, 2015	7,900	7,900
Fairforest Bldg. 5(1)	6.33	6.33	February 1, 2024	8,563	8,840
Fairforest Bldg. 6(1)	5.42	5.42	June 1, 2019	2,246	2,402
North Rhett I(1)	5.65	5.65	August 1, 2019	2,619	2,827
North Rhett II(1)	5.20	5.20	October 1, 2020	1,726	1,822
North Rhett IV(1)	5.80	5.80	February 1, 2025	8,678	8,935
Mt Holly Bldg.(1)	5.20	5.20	October 1, 2020	1,726	1,822
Orangeburg Park Bldg.(1)	5.20	5.20	October 1, 2020	1,756	1,853
Kings Mountain I(1)	5.27	5.27	October 1, 2020	1,495	1,578
Kings Mountain II(1)	5.47	5.47	January 1, 2020	4,320	4,589
Union Cross Bldg. I(1)	5.50	5.50	July 1, 2021	2,235	2,344
Union Cross Bldg. II(1)	5.53	5.53	June 1, 2021	6,815	7,149
Thames Valley Five(2)	—	6.42	May 29, 2013	0	9,160
Lakeside Office Center	6.03	6.03	September 1, 2015	8,803	8,862
Avion Midrise III & IV(3)	5.52	5.52	April 1, 2014	20,223	20,464
12650 Ingenuity Drive(4)	5.62	5.62	October 1, 2014	12,059	12,272
Maskew Retail Park(5)(6)	5.68	5.68	August 10, 2014	21,252	22,698
One Wayside Road(7)	5.66	5.66	August 1, 2015	13,551	13,745
One Wayside Road(7)	5.92	5.92	August 1, 2015	11,319	11,464
100 Tice Blvd(8)	5.97	5.97	September 15, 2017	19,823	20,094
100 Tice Blvd(8)	5.97	5.97	September 15, 2017	19,822	20,093
Ten Parkway North	4.75	4.75	January 1, 2021	11,927	12,072
4701 Gold Spike Drive(9)	4.45	4.45	March 1, 2018	10,249	10,342
1985 International Way(9)	4.45	4.45	March 1, 2018	7,121	7,186
Summit Distribution Center(9)	4.45	4.45	March 1, 2018	6,448	6,506
3770 Deerpark Boulevard(9)	4.45	4.45	March 1, 2018	7,362	7,428
Tolleson Commerce Park II(9)	4.45	4.45	March 1, 2018	4,427	4,467
70 Hudson Street(10)	5.65	5.65	April 11, 2016	117,045	117,981
90 Hudson Street(10)	5.66	5.66	May 1, 2019	105,708	106,465
Sabal Pavilion(11)	—	6.38	August 1, 2013	0	14,700
Celebration Office Center(12)(13)	4.25	—	December 1, 2015	9,086	0
22535 Colonial Pkwy(12)(13)	4.25	—	December 1, 2015	8,130	0
Northpoint III(12)(13)	4.25	—	December 1, 2015	10,521	0
Goodyear Crossing Ind. Park II(12)(13)	4.25	—	December 1, 2015	20,086	0
3900 North Paramount Parkway(12)(13)	4.25	—	December 1, 2015	7,891	0
3900 South Paramount Parkway(12)(13)	4.25	—	December 1, 2015	7,891	0
1400 Perimeter Park Drive(12)(13) .	4.25	—	December 1, 2015	2,391	0
Miramar I(12)(13)	4.25	—	December 1, 2015	9,373	0
Miramar II(12)(13)	4.25	—	December 1, 2015	12,625	0
McAuley Place(12)	3.98	—	September 1, 2018	13,407	0
Point West I(12)	3.41	—	December 6, 2016	11,204	0
Easton III(12)	3.95	—	January 31, 2019	6,559	0
Norman Pointe I(12)	5.24	—	October 1, 2021	20,673	0
Norman Pointe II(12)	5.24	—	October 1, 2021	22,760	0
The Landings I(12)	5.24	—	October 1, 2021	15,558	0
The Landings II(12)	5.24	—	October 1, 2021	13,723	0
Atrium I(12)	3.78	—	May 31, 2018	22,984	0

Consolidated Notes Payable				671,447	487,502
Plus Premium				20,097	7,555
Less Discount				(1,747)	(2,113)

Consolidated Notes Payable Net of Premium / Discount				$689,797	$492,944

(1)

These notes payable were assumed from the seller of these properties on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount. The North Rhett III loan was paid off in full on November 22, 2011 and the HJ Park—Bldg. 1 loan was paid in full on December 3, 2012.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

(2)	The loan was paid in full on May 29, 2013.

(3)	The loan was assumed from the seller of Avion Midrise III & IV on November 18, 2008 and was recorded at estimated fair value which includes the discount.

(4)	The loan was assumed from the seller of 12650 Ingenuity Drive on August 5, 2009 and was recorded at estimated fair value which includes the discount.

(5)	The loan is subject to certain financial covenants (interest coverage and loan to value).

(6)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% through its expiration on August 10, 2014, and therefore, including the mortgage note’s spread of 2.26% over GBP-based LIBOR, effectively fixed the mortgage note’s all-in interest rate at 5.68% per annum for its remaining term. The stated rates, not including the interest rate swap, on the mortgage note payable were 2.76% and 2.78% at June 30, 2013 and December 31, 2012, respectively, and were based on GBP LIBOR plus a spread of 2.26%.

(7)	The two loans were assumed from the seller of One Wayside Road on June 24, 2010 and were recorded at estimated fair value which includes the premiums.

(8)	The two loans were assumed from the seller of 100 Tice Blvd. on September 28, 2010 and were recorded at estimated fair value which includes the premiums.

(9)	We entered into five loans totaling $37,000,000 on February 8, 2011 that are cross-collateralized by these properties.

(10)	The two loans were assumed from the seller of 70 Hudson Street and 90 Hudson Street, respectively, on April 11, 2011 and were recorded at estimated fair value which includes the premiums.

(11)	The loan was paid in full on May 1, 2013.

(12)

The loans were assumed in connection with the acquisition of Duke Realty’s 20% interest in the 17 properties held by the Duke joint venture on March 1, 2013 and were recorded at estimated fair value which include the premiums.

(13)	These nine loans are cross-collateralized.

Note Payable at Fair Value secured by real property is summarized as follows (in thousands):

	Interest Rate as of			Notes Payable as of
Property	June 30 2013	December 31, 2012	Maturity Date	June 30, 2013	December 31, 2012
Albion Mills Retail Park(1)(2)(3) .	5.25%	5.25%	October 10, 2013	$8,776	$9,373
Less Fair Value Adjustment				(23)	(85)

Note Payable at Fair Value				$8,753	$9,288

(1)	The loan is subject to certain financial covenants (interest coverage and loan to value).

(2)	The Albion Mills Retail Park notes payable balance is presented at cost basis. This loan is carried on our condensed consolidated balance sheet at fair value (see Note 17).

(3)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% through its expiration on October 10, 2013, and therefore, including the mortgage note’s spread of 1.31% over GBP-based LIBOR, effectively fixed the mortgage note’s all-in interest rate at 5.25% per annum for its remaining term. The stated rates, not including the interest rate swap, on the mortgage note payable were 1.81% and 1.84% at June 30, 2013 and December 31, 2012, respectively and were based on GBP LIBOR plus a spread of 1.31%.

Notes Payable

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

principal, fully amortized over the lives of the loans. Two of the 13 loans, North Rhett III and HJ Park—Bldg. 1, were paid off in full on November 22, 2011 and December 3, 2012, respectively. Principal payments totaling $1,980,000 were made during the six months ended June 30, 2013. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

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

On May 30, 2008, we entered into a £7,500,000 financing arrangement with the Royal Bank of Scotland plc. secured by the Thames Valley Five property. On July 27, 2010 we paid down the loan by £1,860,000 leaving a loan balance of £5,640,000 ($0 at June 30, 2013). The loan is for a term of five years (with a two-year extension option) and bears interest at a variable rate adjusted quarterly, (based on nine month GBP-based LIBOR plus 1.01%. On August 14, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of June 30, 2013, and expires on May 30, 2013. In conjunction with the loan paydown, we incurred a cost of £227,000 ($361,000 at August 3, 2010) to reduce the notional amount of the interest rate swap from £7,500,000 to £5,640,000. The loan was paid in full on May 29, 2013.

On October 10, 2008, we entered into a £5,771,000 ($8,776,000 at June 30, 2013) financing agreement with the Royal Bank of Scotland plc. secured by Albion Mills Retail Park property. The loan is for a term of five years and bears interest at a variable rate adjusted quarterly, based on three month GBP-based LIBOR plus 1.31%. On November 25, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of June 30, 2013 and expires on October 10, 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On November 18, 2008, in connection with the acquisition of Avion Midrise III & IV, we assumed $20,851,000 ($22,186,000 face value less discount of $1,335,000) fixed rate mortgage loan from Capmark Finance, Inc. that bears interest at a rate of 5.52% per annum and matures on April 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $241,000 were made during the six months ended June 30, 2013.

On August 5, 2009, in connection with the acquisition of 12650 Ingenuity Drive, we assumed a $12,572,000 ($13,539,000 face value less a discount of $967,000) fixed rate mortgage loan from PNC Bank, National Association that bears interest at a rate of 5.62% and matures on October 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $213,000 were made during the six months ended June 30, 2013.

On August 10, 2009, we entered into a £13,975,000 ($21,252,000 at June 30, 2013) financing agreement with the Abbey National Treasury Services plc. secured by the Maskew Retail Park property. On September 24, 2009, we drew the full amount of the loan and concurrently entered into an interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% plus 2.26% or 5.68% per annum for the five-year term of the loan. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On June 24, 2010, we assumed two loans in connection with the acquisition of One Wayside Road: (i) a $14,888,000 ($14,633,000 at face value plus a premium of $255,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.66% and matures on August 1, 2015; and (ii) a $12,479,000 ($12,132,000 at face value plus a premium of $347,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.92% and matures on August 1, 2015. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $339,000 were made during the six months ended June 30, 2013 on the two loans.

On September 28, 2010, we assumed two loans in connection with the acquisition of 100 Tice Blvd.: (i) a $23,136,000 ($21,218,000 at face value plus a premium of $1,918,000) fixed rate loan from Principal Life Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017; (ii) a $23,136,000 ($21,217,000 at a face value plus a premium of $1,919,000) fixed rate mortgage from Hartford Life and Accidental Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $542,000 were made during the six months ended June 30, 2013 on the two loans.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

On December 29, 2010, we entered into a $12,600,000 secured term loan through Woodmen of The World Life Insurance Society secured by the Ten Parkway North property. The Ten Parkway North loan bears interest at a fixed rate of 4.75% per annum and matures on January 1, 2021. Principal and interest payments are due monthly and principal payments totaling $146,000 were made during the six months ended June 30, 2013.

Beginning January 2011, principal and interest payments are due monthly on the $9,725,000 term loan secured by the Deerfield Commons I that was originally entered into on November 29, 2005. The loan bears interest at a fixed rate of 5.23% per annum and interest only payments were due monthly for the first 60 months. Principal payments totaling $75,000 were made during the six months ended June 30, 2013.

On February 8, 2011, we entered into five cross-collateralized secured term loans totaling $37,000,000 with ING USA Annuity and Life Insurance Company secured by the following properties: 4701 Gold Spike Road, $10,650,000, Summit Distribution Center, $6,700,000, Tolleson Commerce Park II, $4,600,000, 3660 Deerpark Blvd., $7,650,000 and 1985 International Way, $7,400,000. The loans bear interest at a fixed rate of 4.45% and mature on March 1, 2018. Principal and interest payments were due monthly and principal payments totaling $322,000 were made during the six months ended June 30, 2013.

On April 11, 2011, in connection with the acquisition of 70 Hudson Street, we assumed a $124,113,000 ($120,857,000 face value plus a premium of $3,256,000) fixed rate mortgage loan from Lehman Brothers Bank, FSB that bears interest at a rate of 5.65% and matures on April 11, 2016. Principal and interest payments are due monthly and principal payments totaling $936,000 were made during the six months ended June 30, 2013.

On April 11, 2011, in connection with the acquisition of 90 Hudson Street, we assumed a $120,247,000 ($117,562,000 face value plus a premium of $2,685,000) fixed rate mortgage loan from Teachers Insurance and Annuity Association of America that bears interest at a rate of 5.66% and matures on May 1, 2016. On July 14, 2011, we and Teachers Insurance and Annuity Association of America, or the Lender, agreed to modify the $117,562,000 existing mortgage loan assumed by us. The loan was modified to extend its maturity by three years, from May 1, 2016 to May 1, 2019. The 5.66% annual interest rate was unchanged but is subject to a new 30-year amortization schedule. We pre-paid approximately $8,600,000 of loan’s balance (with no pre-payment penalty) in connection with the modification. Principal and interest payments are due monthly and principal payments totaling $758,000 were made during the six months ended June 30, 2013.

On December 30, 2011, in connection with the acquisition of Sabal Pavilion, we assumed a $15,428,000 ($14,700,000 face value plus a premium of $728,000) fixed rate mortgage loan from U.S. Bank National Association that bears interest at a rate of 6.38%. The fixed rate mortgage loan was paid in full on May 1, 2013.

In connection with our acquisition of Duke Realty’s 20% interest in the 17 properties held by Duke joint venture on March 1, 2013, we assumed 14 loans encumbering the 17 properties with principal balances totaling $216,011,000 ($230,573,000 at estimated fair value including the premiums of $14,562,000) from 4 lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. The loans bear interest at rates ranging from 3.41% to 5.25% per annum and mature between December 1, 2015 and October 1, 2021. The loans require monthly payments of interest and principal, with remaining principal due at maturity. Principal payments totaling $1,147,000 were made during the six months ended June 30, 2013.

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

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

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

The loans under the Unsecured Credit Facility will bear interest, at CSP OP’s election, based on (i) LIBOR, for interest periods of one, three or six months, plus the applicable margin, or (ii) the LIBOR Market Index Rate plus the applicable margin (if the LIBOR Market Index Rate is unavailable, the per annum rate of interest would be the Federal Funds Rate plus 1.5%, plus the applicable margin). The LIBOR Market Index Rate is LIBOR in respect of loans of one-month interest periods, determined on a daily basis, plus the applicable margin. The applicable margin is (i) for periods prior to the Company or CSP OP having a credit rating, based on the Company’s then current leverage ratio, and (ii) during such periods when the Company or CSP OP has a credit rating, based on its then current credit rating. The applicable margin can vary from (i) 1.60% to 2.35% based upon the then current leverage ratio, or (ii) 1.00% to 1.80% based upon a then current credit rating of the Company or CSP OP. As of the closing of the Unsecured Credit Facility, the current stated applicable margin was 1.60%. CSP OP will pay customary fees in connection with borrowings under the Unsecured Credit Facility. Further, CSP OP may prepay any revolving or swingline loan, in whole or in part, at any time without premium or penalty. As of June 30, 2013, outstanding borrowings of $260,044,000 bear interest at a rate of 1.80% based on 1.60% over the one month LIBOR.

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

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

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

The minimum principal payments due for the notes payable and loans payable are as follows as of June 30, 2013 (in thousands):

2013 (Six months ending December 31, 2013)	$16,710
2014	68,856
2015	148,476
2016	394,223
2017	46,355
2018	272,070
Thereafter	243,578

$1,190,268

8. Minimum Future Rents Receivable

The following is a schedule of minimum future rents to be received on non-cancelable operating leases from consolidated properties as of June 30, 2013 (in thousands):

2013 (Six months ending December 31, 2013)	$97,948
2014	196,399
2015	189,696
2016	169,739
2017	154,038
2018	144,493
Thereafter	476,789

$1,429,102

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

9. Concentrations

Tenant Revenue Concentrations

For the six months ended June 30, 2013 and 2012, there were no significant revenue concentrations.

Geographic Concentrations

As of June 30, 2013, we owned 99 consolidated properties located in 19 states (Arizona, California, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Maryland, Massachusetts, Minnesota, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Texas, Utah and Virginia) and in the United Kingdom.

As of June 30, 2012, we owned 78 consolidated properties, located in 16 states (Arizona, California, Colorado, Florida, Georgia, Illinois, Kentucky, Massachusetts, Minnesota, New Jersey, North Carolina, South Carolina, Pennsylvania, Texas, Utah and Virginia) and in the United Kingdom.

Our geographic revenue concentrations from consolidated properties for the six months ended June 30, 2013 and 2012 are as follows:

	Six Months Ended June 30,
	2013	2012
Domestic
New Jersey	19.21%	27.63%
Virginia	8.16	11.16
Texas	7.85	8.63
Minnesota	7.34	3.67
Florida	6.92	5.56
California	6.71	9.11
Ohio	5.92	0.00
Illinois	5.74	4.07
South Carolina	5.30	8.28
Arizona	4.58	4.60
Massachusetts	4.06	5.94
Pennsylvania	3.60	0.00
North Carolina	3.26	2.68
Maryland	3.09	0.00
Kansas	2.21	0.00
Colorado	1.13	1.55
Georgia	0.95	1.34
Kentucky	0.60	0.84
Utah	0.34	0.80

Total Domestic	96.97	95.86
International
United Kingdom	3.03	4.14

Total	100.00%	100.00%

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

Our geographic long-lived asset concentrations from consolidated properties as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Domestic
New Jersey	20.02%	25.68%
Florida	7.60	4.42
Texas	7.05	6.28
Virginia	6.93	8.94
Ohio	6.70	0.00
South Carolina	6.17	7.78
Minnesota	6.15	3.05
Arizona	5.50	3.51
California	5.29	6.78
Illinois	4.19	5.35
North Carolina	4.17	2.84
Maryland	3.88	4.95
Pennsylvania	3.68	3.89
Massachusetts	3.53	4.51
Kansas	2.58	3.31
Colorado	0.97	1.25
Kentucky	0.54	0.70
Georgia	0.54	0.68
Utah	0.49	0.62

Total Domestic	95.98	94.54
International
United Kingdom	4.02	5.46

Total	100.00%	100.00%

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

We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, property management fees, property level general and administrative expenses and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and corporate general and administrative expenses.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

The following table compares the net operating income for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Domestic Industrial Properties
Revenues:
Rental	$13,688	$10,631	$27,061	$19,766
Tenant Reimbursements	5,605	2,535	8,858	4,917

Total Revenues	19,293	13,166	35,919	24,683

Property and Related Expenses:
Operating and Maintenance	829	606	1,672	1,253
General and Administrative	56	105	141	271
Property Management Fee to Related Party	73	91	148	159
Property Taxes	4,981	2,012	7,639	4,041

Total Expenses	5,939	2,814	9,600	5,724

Net Operating Income	13,354	10,352	26,319	18,959

Domestic Office Properties
Revenues:
Rental	35,712	24,243	64,597	48,632
Tenant Reimbursements	10,297	5,699	16,884	11,318

Total Revenues	46,009	29,942	81,481	59,950

Property and Related Expenses:
Operating and Maintenance	6,363	4,157	11,222	8,492
General and Administrative	188	136	262	199
Property Management Fee to Related Party	184	224	411	461
Property Taxes	6,326	3,398	11,142	6,745

Total Expenses	13,061	7,915	23,037	15,897

Net Operating Income	32,948	22,027	58,444	44,053

International Office/Retail Properties
Revenues:
Rental	1,712	1,694	3,492	3,489
Tenant Reimbursements	96	84	170	163

Total Revenues	1,808	1,778	3,662	3,652

Property and Related Expenses:
Operating and Maintenance	106	70	190	196
General and Administrative	97	104	118	152
Property Management Fee to Related Party	29	75	(39)	152

Total Expenses	232	249	269	500

Net Operating Income	1,576	1,529	3,393	3,152

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Reconciliation to Consolidated Net Income (Loss)
Total Segment Net Operating Income	47,878	33,908	88,156	66,164
Expenses:
Interest	10,482	8,711	19,786	17,467
General and Administrative	7,235	1,924	12,189	3,812
Investment Management Fee to Related Party	(11)	6,150	489	12,111
Acquisition	162	31	2,004	1,409
Depreciation and Amortization	26,770	17,985	48,774	35,961
Transition Costs	693	1,936	728	1,936
Listing	10,506	0	10,506	0

	(7,959)	(2,829)	(6,320)	(6,532)

Other Income and Expenses
Interest and Other Income	280	485	487	1,545
Net Settlement Payments on Interest Rate Swaps	(704)	(164)	(1,047)	(324)
Gain on Interest Rate Swaps	2,383	122	1,466	246
Loss on Note Payable at Fair Value	(32)	(25)	(57)	(60)

Loss from Continuing Operations Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	(6,032)	(2,411)	(5,471)	(5,125)

Provision for Income Taxes	(151)	(160)	(220)	(142)
Equity in Income of Unconsolidated Entities	2,575	1,087	6,939	1,629
(Loss) Gain on Conversion of Equity Investment to Controlling Interest	(32)	0	77,202	0

Net (Loss) Income from Continuing Operations	(3,640)	(1,484)	78,450	(3,638)

Discontinued Operations
Loss From Write Down to Net Sales Value	0	(415)	0	(415)

Loss From Discontinued Operations	0	(415)	0	(415)

Net (Loss) Income	(3,640)	(1,899)	78,450	(4,053)

Net Loss (Income) Attributable to Non-Controlling Operating Partnership Units	4	0	(79)	2

Net (Loss) Income Attributable to Common Shareholders	$(3,636)	$(1,899)	$78,371	$(4,051)

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

Condensed Assets	June 30, 2013	December 31, 2012
Domestic Industrial Properties	$736,475	$678,930
Domestic Office Properties	1,590,128	1,077,328
International Office/Retail Properties	97,852	105,502
Non-Segment Assets	445,293	616,276
Non-Segment Construction in Progress and Other Assets—Variable Interest Entity	0	76,826

Total Assets	$2,869,748	$2,554,862

	Six Months Ended June 30,
Capital Expenditures(1)	2013	2012
Domestic Industrial Properties	$68,214	$64,770
Domestic Office Properties	436,887	289
International Office/Retail Properties	0	576
Non-Segment Assets	0	522
Non-Segment Construction in Progress—Variable Interest Entity	3,601	26,529

Total Capital Expenditures	$508,702	$92,686

(1)	This table presents acquisitions and improvements on real estate investments.

11. Investment Management and Other Fees to Related Parties

Prior to July 1, 2012, all of our business activities were managed by the former investment advisor pursuant to a fourth amended and restated advisory agreement (“Fourth Amended Advisory Agreement”), which terminated according to its terms on June 30, 2012. Effective July 1, 2012, we entered into the Transitional Services Agreement with CSP OP (“Transitional Services Agreement”) and the former investment advisor pursuant to which the former investment advisor would provide certain consulting related services to us at the direction of our officers and other personnel for a term which ended on April 30, 2013. For consulting services provided to us in connection with the investment management of our assets, the former investment advisor was paid an investment management consulting fee payable in cash consisting of (i) a monthly fee equal to one-twelfth of 0.5% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments within our portfolio and (ii) a monthly fee equal to 5.0% of the aggregate monthly net operating income derived from all real estate investments within our portfolio, subject to certain adjustments. For consulting services provided to us in connection with the acquisition of assets, the former investment advisor or its affiliates was paid acquisition fees up to 1.5% of (i) the contract purchase price of real estate investments acquired by us, or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. The total of all acquisition consulting fees payable with respect to real estate investments did not exceed an amount equal to 6% of the contract purchase price (or 6% of funds advanced with respect to mortgages) provided, however, that a majority of the uninterested members of the Board of Trustees could approve amounts in excess of this limit.

As required by the Transitional Services Agreement, we and the former investment advisor have agreed on a list of unacquired real estate investments for which the former investment advisor has performed certain acquisition related consulting services prior to the termination of the Transitional Service Agreement (a “Qualifying Property”). If any Qualifying Property is acquired by us within the nine months following the termination of the Transitional Services Agreement then we shall pay an acquisition consulting fee equal to 0.75% of (i) the contract purchase price of the real estate investments (including debt), or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity to the former investment advisor. Real estate investments for which there is a dispute as to whether it is a Qualifying Property that are acquired within the nine months following the termination of the Transitional Services Agreement will be submitted to arbitration. As of June 30, 2013, we have not acquired any Qualifying Property.

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

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

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

To the extent that we assume or incur prior to the termination of the Transition Services Agreement a cost that was previously borne by the former investment advisor during the term of the Transition Services Agreement or its predecessor agreement, then amounts otherwise owed under the Transition Services Agreement are to be correspondingly reduced on a monthly basis; provided that (i) any Assumed Costs resulting from the hiring of any targeted personnel are to reduce the amounts payable by us under this agreement for such month only to the extent of their base salary and benefits (as in effect immediately prior to their hiring by us) and (ii) any related other direct employer costs (but excluding any bonus amounts) earned or incurred during the month.

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

Offering Costs Relating to Public Offerings

Offering costs totaling $0 and ($41,000), and $0 and $17,530,000 were incurred during the three and six months ended June 30, 2013 and 2012, respectively, and are recorded as a reduction of additional paid-in-capital in the consolidated statement of shareholders’ equity. Of the total amounts, $17,504,000 was incurred to CNL Securities Corp., as the former dealer manager of our follow-on public offering and $26,000 was incurred to the former investment advisor for reimbursable marketing for the six months ended June 30, 2012. Each party was paid the amount incurred from proceeds of our follow-on public offering. We believe that all offering costs incurred have been paid.

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

On April 27, 2012, we entered into the Fourth Amended Advisory Agreement with CSP OP and the former investment advisor, effective May 1, 2012. The Fourth Amended Advisory Agreement generally contained the same terms and conditions as the Third Amended and

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

Restated Advisory Agreement dated December 21, 2010, except for the following material changes: (i) the term of the agreement was modified to expire on the earlier of (a) June 30, 2012 or (b) such date that we became self-managed through the hiring of a majority of 14 identified current employees of the former investment advisor and/or its affiliates, subject to up to four successive two-month renewals; provided, however, that no renewal shall have been permitted if we became self-managed; (ii) to the extent we assumed costs prior to the termination of the Fourth Amended Advisory Agreement in connection with our transition to self-management of the type which were previously borne by the former investment advisor pursuant to the Third Amended Advisory Agreement, then the fees paid to the former investment advisor would be correspondingly reduced on a monthly basis, subject to certain adjustments; and (iii) the indemnification provisions were modified to specify that we would indemnify the former investment advisor and its affiliates under any predecessor advisory agreement, future services agreement or arising from the performance of duties as an officer or trustee of the Company or another entity for which they served at our request. The Fourth Amended Agreement terminated according to its terms on June 30, 2012.

On April 27, 2012, we entered into the Third Amended Partnership Agreement with each of the limited partners of the CSP OP, effective May 1, 2012. The Third Amended Partnership Agreement generally contains the same terms and conditions as the Second Amended Partnership Agreement, except with respect to the redemption of the Class B interest. Under the Third Amended Partnership Agreement, the Class B interest may be redeemed upon the occurrence of certain events, one of which was the Listing. The consideration to be received (if any) for the redemption of the Class B interest will be determined based on the market value of our common shares for a 30 day period beginning 150 days after the Listing in accordance with the partnership agreement of CSP OP. The consideration may be paid either in the form of cash or our common shares as determined by our board of trustees. We recognized $200,000 in expense associated with the Class B interest during the year ended December 31, 2012.

The former investment advisor earned investment management fees of ($11,000) and $6,150,000 for the three months ended June 30, 2013 and 2012, respectively; and $489,000 and $12,111,000 for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and December 31, 2012, the investment management fees payable to related party in our consolidated balance sheets were $0 and $10,700,000, respectively. In connection with services provided to the former investment advisor, CFG VIII, Inc., the former sub-advisor and affiliate of the former dealer manager pursuant to a sub-advisory agreement dated August 21, 2006 (which such agreement terminated by its terms on June 30, 2012 in connection with the termination of the Fourth Amended Advisory Agreement), was paid by the investment advisor $0 and $849,000 for the three months ended June 30, 2013 and 2012, respectively; and $0 and $1,672,000 for the six months ended June 30, 2013 and 2012, respectively.

Acquisition Fee and Expenses to Related Party

Prior to the expiration of the Transitional Services Agreement and the advisory agreement the former investment advisor was permitted to earn an acquisition fee of up to 1.5% of (i) the purchase price of real estate investments acquired by us, including any debt attributable to such investments, or (ii) when we make an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity. The Transitional Services Agreement expired according to its terms on April 30, 2013. The former investment advisor earned acquisition fees of $0 and $0 for the three months ended June 30, 2013 and 2012, respectively, and $1,472,000 and $1,117,000 for the six months ended June 30, 2013 and 2012, respectively. In connection with services provided to the former investment advisor, the former sub advisor, pursuant to a sub advisory agreement, was paid by the former investment advisor acquisition fees of $0 and $0 for the three months ended June 30, 2013 and 2012, respectively, and $0 and $209,000 for the six months ended June 30, 2013 and 2012, respectively. The former investment advisor earned $0 and $64,000 in acquisition related expenses during the six months ended June 30, 2013 and 2012. The former investment advisor earned a construction supervision fee of $0 and $0 during the three months ended June 30, 2013 and 2012, respectively; and $838,000 and $0 during the six months ended June 30, 2013 and 2012, respectively.

Management Services to Related Party

Affiliates of the former investment advisor also provide leasing, brokerage, property management, construction management or mortgage banking services for us. CBRE Group, Inc., an affiliate of the former investment advisor, received property management fees of approximately $286,000 and $390,000 for the three months ended June 30, 2013 and 2012, respectively; and $520,000 and $772,000 for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and December 31, 2012, the property management fees payable to related party included in our consolidated balance sheets were $124,000 and $384,000, respectively. No brokerage or mortgage fees were paid to affiliates of the former investment advisor for the three and six months ended June 30, 2013 and 2012.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

Affiliates of the former investment advisor received leasing fees of $0 and $119,000, and $539,000 and $289,000 for the three and six months ended June 30, 2013 and 2012, respectively. In addition, affiliates of the former investment advisor received construction management fees of $0 and $246,000, and $33,000 and $558,000 for the three and six months ended June 30, 2013 and 2012, respectively.

12. Equity Incentive Plan and Performance Bonus Plan

Equity Incentive Plan

At our annual shareholders’ meeting held on May 31, 2013, our shareholders approved the 2013 equity incentive plan. A description of the material terms of the 2013 equity incentive plan, as well as a copy of the 2013 equity incentive plan, were included in our definitive proxy statement on Schedule 14A filed with the SEC on April 12, 2013. Our key employees, directors, trustees, officers, advisors, consultants or other personnel of ours and our subsidiaries or other persons expected to provide significant services to us or our subsidiaries would be eligible to be granted incentive share options, non-qualified share options, share appreciation rights, restricted shares, restricted share units, dividend equivalent rights and other equity-based awards as contemplated in the 2013 equity incentive plan. As of June 30, 2013, there were 4,625,000 common shares available for grant under the 2013 equity incentive plan.

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

A total of 300,000 restricted common shares with time-based vesting were granted to Mr. Cuneo, Mr. Kianka and other members of senior management of the Company on September 25, 2012 and the grant date fair value of the awards was $3,000,000. Compensation expense will be recognized on a straight-line basis over the service vesting period of three years and will take into consideration an estimated forfeiture rate of 5%. We recognized share-based compensation expense of $238,000 and $475,000 during the three and six months ended June 30, 2013 as a result of granting the awards to Mr. Cuneo, Mr. Kianka and other members of senior management.

On February 7, 2013, our Board’s independent trustees, Messrs. Black, Orphanides and Salvatore, were awarded equity grants under the amended and restated 2004 equity incentive plan on the following terms: (i) (x) Mr. Black’s award was for $100,000 in common shares and (y) Messrs. Orphanides and Salvatore each were awarded $25,000 in common shares for a total of $150,000; and (ii) each award vested in its entirety, upon issuance.

On March 15, 2013, a total of 281,625 restricted common shares were granted to our named executive officers (Messrs. Cuneo, Kianka and Reid) based on each executive’s achievement of performance objectives during 2012, as determined at the discretion of our Compensation Committee. Additionally, 21 of our employees were granted 117,300 restricted common shares, in the aggregate, on March 15, 2013. One-third of the restricted shares granted to our named executive officers and employees will vest in each of the first three anniversaries of grant if the grantee is employed by the Company on such anniversary. Compensation expense will be recognized on a straight-line basis over the service vesting period of three years and will take into consideration an estimated forfeiture rate of 5%. We recognized share-based compensation expense of $316,000 and $368,000 during the three and six months ended June 30, 2013 as a result of granting the awards to our named executive officers and our employees.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

As a result of the Listing on May 21, 2013, a total of 375,000 common shares were awarded to our named executive officers (Messrs. Cuneo, Kianka and Reid) and other members of our senior management. We incurred $3,563,000 in share-based compensation in connection with the Listing which is included in listing expense in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2013.

Summary of Time-Based Restricted Common Shares

A summary of our Time-Based Restricted Common Shares from January 1, 2013 through June 30, 2013 is presented below:

	Nonvested
	Shares	Weighted-Average Grant Date Fair Value Per Share	Vested	Total
Outstanding at January 1, 2013	300,000	$10.00	0	$3,000,000
Granted	398,925	10.00	0	3,989,000
Vested	0	0	0	0
Canceled	0	0	0	0

Outstanding as of June 30, 2013	698,925	$10.00	0	$6,989,000

Summary of Performance-Based Restricted Common Shares

A summary of Performance- Based Restricted Common Shares from January 1, 2013 through June 30, 2013 is presented below:

	Nonvested
	Shares	Weighted-Average Grant Date Fair Value Per Share	Vested	Total
Outstanding January 1, 2013	0	$0	0	$0
Granted	375,000	9.50	0	3,563,000
Vested	0	0	0	0
Canceled	0	0	0	0

Outstanding as of June 30, 2013	375,000	$9.50	0	$3,563,000

	2013	2012
Compensation expense recorded during the six months ended June 30(1)	$4,556,000	$200,000
Unamortized compensation costs	$5,551,000	$0
Units available for the future awards(2)	4,625,000	19,973,000

(1)	Compensation Expense includes expenses incurred in our Listing Expense totaling $3,563,000.

(2)	Units available for the future awards includes units under the 2013 Equity Incentive Plan which was the successor to the amended and restated 2004 Equity Incentive Plan.

13. Shareholders’ Equity

Under our current declaration of trust, we have the authority to issue a total of 1,000,000,000 shares of beneficial interest. Of the total shares authorized, 990,000,000 shares are designated as common shares, with a par value of $0.01 per share, and 10,000,000 shares are designated as preferred shares, with a par value of $0.01 per share.

The registration statement relating to our initial public offering was declared effective by the SEC on October 24, 2006. CNL Securities Corp. was the dealer manager of our initial public offering. The registration statement covered up to $2,000,000,000 in common shares of beneficial interest, 90% of which were offered at a price of $10.00 per share, and 10% of which were offered pursuant to our

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. As of January 29, 2009, we had issued 60,808,967 common shares in our initial public offering. We terminated the initial public offering effective as of the close of business on January 29, 2009. The registration statement relating to our follow-on public offering was declared effective by the SEC on January 30, 2009. CNL Securities Corp. was the dealer manager of this offering. The registration statement covered up to $3,000,000,000 in common shares of beneficial interest, 90% of which will be offered at a price of $10.00 per share, and 10% of which were offered pursuant to our dividend reinvestment plan at a purchase price equal to the higher of $9.50 per share or 95% of the fair market value of a common share on the reinvestment date, as determined by the Investment Advisor, or another firm we choose for that purpose. We closed our follow-on offering on January 30, 2012. From January 30, 2009 (effective date) through January 30, 2012, we received gross offering proceeds of $1,901,137,211 from the sale of 190,672,251 shares. See Note 14 “Distributions.” Our second amended and restated dividend reinvestment plan allowed shareholders to have their distributions reinvested in our common shares. In connection with the Listing, we terminated the dividend reinvestment plan effective as of the close of business on May 21, 2013. As of the close of business on May 21, 2013, we had issued a total of 8,869,829 common shares pursuant to the dividend reinvestment plan, and received $84,263,374 in gross proceeds.

Our share redemption program allowed shareholders to submit for redemption their shares of our common shares to us in limited circumstances. In connection with the Listing, we terminated our share redemption program effective as of the close of business on May 21, 2013. During the six months ended June 30, 2013 and 2012, we repurchased 4,663,279 common shares and 2,104,314 common shares, respectively, under our share redemption program for $44,225,000 and $19,621,000, respectively.

On July 8, 2013, we eliminated all outstanding fractional common shares (the “Fractional Shares”) by paying each holder of a Fractional Share an amount in cash equal to the fraction of a share being repurchased multiplied by the closing price of our common shares on the NYSE, as of the date of payment, rounded up to the nearest cent.

Accumulated Other Comprehensive Income

The following presents the changes in the balances of each component of accumulated other comprehensive loss for the six months ended June 30, 2013 and 2012 (in thousands):

	Foreign Currency Translation Loss	Swap Fair Value Adjustment	Accumulated Other Comprehensive Loss
January 1, 2013	$(6,164)	$(2,423)	$(8,587)
Other Comprehensive (Loss) Income(1)	(7,476)	4,219	(3,257)

June 30, 2013	$(13,640)	$1,796	$(11,844)

(1)	Included in Other Comprehensive (Loss) Income is $376,000 of amounts reclassified from Other Comprehensive (Loss) Income to Interest Expense.

	Foreign Currency Translation Loss	Swap Fair Value Adjustment	Accumulated Other Comprehensive Loss
January 1, 2012	$(10,579)	$(13,085)	$(23,664)
Other Comprehensive Loss	(2,155)	(2,076)	(4,231)

June 30, 2012	$(12,734)	$(15,161)	$(27,895)

14. Distributions

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

The following table reconciles the distributions declared per common share to the distributions paid per common share during the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
Distributions declared per common share	$0.30	$0.30
Less: Distributions declared in the current period, and paid in the subsequent period	(0.15)	(0.15)
Add: Distributions declared in the prior year, and paid in the current year	0.15	0.15

Distributions paid per common share	$0.30	$0.30

Distributions paid to shareholders during the six months ended June 30, 2013 and 2012 totaled $74,690,000 and $69,511,000, respectively.

We issued 3,534,649 common shares and 3,317,172 common shares pursuant to our former dividend reinvestment plan for the six months ended June 30, 2013 and 2012, respectively.

15. Derivative Instruments

The following table sets forth the terms of our interest rate swap derivative instruments at June 30, 2013 (amounts in thousands):

Type of Instrument	Notional Amount	Fair Value	Pay Fixed Rate	Receive Variable Rate	Maturity Date
Non-qualifying Interest Rate Swap on Albion Mills debt(1)	$8,689	(83)	3.94%	0.51%	October 10, 2013
Qualifying Interest Rate Swap on TD Term Loan	$50,000	1,212	1.53%	0.19%	March 6, 2020
Qualifying Interest Rate Swap on Wells Fargo Term Loan	$200,000	3,131	0.99%	0.20%	March 7, 2018
Qualifying Interest Rate Swap on Atrium I debt	$22,984	(418)	1.78%	0.20%	May 31, 2018
Qualifying Interest Rate Swap on Easton III debt	$6,559	(120)	1.95%	0.20%	January 31, 2019
Qualifying Interest Rate Swap on Point West I debt	$11,204	(205)	1.41%	0.20%	December 6, 2016
Qualifying Interest Rate Swap on Maskew Retail Park debt(1)	$21,252	(653)	3.42%	0.50%	August 10, 2014

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.

This Company records all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. Accordingly, there are no offsetting amounts that net assets against liabilities. The asset and liability balances presented in the tables above reflect the gross amounts of derivatives recorded in the Company’s Condensed Consolidated Financial Statements.

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

We marked our non-qualifying economic hedge interest rate swap instrument associated with our Albion Mills variable rate note payable with a notional amount of $8,689,000 to its estimated liability value of $83,000 and $241,000 on the consolidated balance sheet at

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

June 30, 2013 and December 31, 2012 included in Liabilities as Interest Rate Swaps at Fair Value. Our $8,575,000 notional amount interest rate swap matured under our Thames Valley Retail Park variable-rate note payable on May 29, 2013. We recognized a gain on interest rate swaps of $313,000 and $246,000 for the six months ended June 30, 2013 and 2012, respectively, included in Gain on Interest Rate Swaps on the Consolidated Statement of Operations.

We re-designated our $50,000,000 non-qualifying economic hedge interest rate swap associated with our TD term loan payable on May 30, 2013 to its estimated asset value of $1,212,000 and $0 as of June 30, 2013 and December 31, 2012, respectively. The interest rate swap was originally designated as a qualifying cash flow hedge of the LIBOR base payments from its inception on March 6, 2013 and subsequent to a modification of the terms of the interest rate swap on March 11, 2013, the agreement no longer qualified as a hedge for accounting purposes. We recognized a gain on interest rate swaps of $189,000 and $0 for the six months ended June 30, 2013 and 2012, respectively, included in Gain on Interest Rate Swaps on the Consolidated Statement of Operations and an adjustment to other comprehensive loss totaling $1,023,000 and $0 for the six months ended June 30, 2013 and 2012, respectively.

We re-designated our $200,000,000 non-qualifying economic hedge interest rate swap associated with our WF term loan payable on May 30, 2013 to its estimated asset value of $3,131,000 and $0 as of June 30, 2013 and December 31, 2012, respectively. The interest rate swap was originally designated as a qualifying cash flow hedge of the LIBOR base payments from its inception on March 7, 2013 and subsequent to a modification of the terms of the interest rate swap on March 12, 2013, the agreement no longer qualified as a hedge for accounting purposes. We recognized a gain on interest rate swaps of $940,000 and $0 for the six months ended June 30, 2013 and 2012, respectively, included in Gain on Interest Rate Swaps on the Consolidated Statement of Operations and an adjustment to other comprehensive loss totaling $2,191,000 and $0 for the six months ended June 30, 2013 and 2012, respectively.

We re-designated our $22,984,000 non-qualifying economic hedge interest rate swap associated with our Atrium I variable-rate loan payable on April 1, 2013. The interest rate swap was originally designated as a non-qualifying economic hedge upon its assumption on March 1, 2013 from the Duke Joint Venture in which we had an 80% ownership interest. The estimated fair value of the interest rate swap liability were $418,000 and $0 as of June 30, 2013 and December 31, 2012. We recognized a gain on interest rate swap of $12,000 and $0 for the six months ended June 30, 2013 and 2012, respectively, included in Gain on Interest Rate Swaps on the Consolidated Statement of Operations and an adjustment to other comprehensive loss totaling $413,000 and $0 for the six months ended June 30, 2013 and 2012, respectively.

We re-designated our $6,559,000 non-qualifying economic hedge interest rate swap associated with our Easton III variable-rate loan payable on April 1, 2013. The interest rate swap was originally designated as a non-qualifying economic hedge upon its assumption on March 1, 2013 from the Duke Joint Venture in which we had an 80% ownership interest. The estimated fair value of the interest rate swap liability were $120,000 and $0 as of June 30, 2013 and December 31, 2012, respectively. We recognized a gain on interest rate swap of $6,000 and $0 for the six months ended June 30, 2013 and 2012, respectively, included in Gain on Interest Rate Swaps on the Consolidated Statement of Operations and an adjustment to other comprehensive loss totaling $154,000 and $0 for the six months ended June 30, 2013 and 2012, respectively.

We re-designated our $11,204,000 non-qualifying economic hedge interest rate swap associated with our Point West I variable-rate loan payable on April 1, 2013. The interest rate swap was originally designated as a non-qualifying economic hedge upon its assumption on March 1, 2013 from the Duke Joint Venture in which we had an 80% ownership interest. The estimated fair value of the interest rate swap liability were $205,000 and $0 as of June 30, 2013 and December 31, 2012, respectively. We recognized a gain on interest rate swap of $6,000 and $0 for the six months ended June 30, 2013 and 2012, respectively, included in Gain on Interest Rate Swaps on the Consolidated Statement of Operations and an adjustment to other comprehensive loss totaling $81,000 and $0 for the six months ended June 30, 2013 and 2012, respectively.

Our $21,252,000 notional amount interest rate swap has been designated as a qualifying cash flow hedge of the LIBOR base payments due under our Maskew Retail Park variable rate note payable from its inception on September 24, 2009. The estimated fair value of the interest rate swap liability value of $653,000 and $1,015,000 as of June 30, 2013 and December 31, 2012, respectively, has resulted in a swap fair value adjustment being recorded to other comprehensive loss totaling $362,000 and ($19,000) for the six months ended June 30, 2013 and 2012, respectively.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

16. Fair Value Option—Note Payable

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

We applied the fair value option for the Albion Mills Retail Park note payable at each reporting period. Included in loss on notes payable at fair value in the statement of operations were $32,000 and $25,000 for the three months ended June 30, 2013 and 2012, respectively, and $57,000 and $60,000 for the six months ended June 30, 2013 and 2012, respectively. In addition, there was a $592,000 foreign currency translation gain and $100,000 foreign currency translation loss recorded to Other Comprehensive Income (loss) for the six months ended June 30, 2013 and 2012, respectively.

17. Fair Value of Financial Instruments and Investments

We apply the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical financial instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have classified the Albion Mills Retail Park notes payable as Level 3 as of June 30, 2013 and December 31, 2012 due to the lack of current market activity and our reliance on unobservable inputs to estimate the fair value of the mortgage note payable.

As of June 30, 2013 and December 31, 2012, we held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, interest rate swap derivative contracts and our equity method investment in CBRE Strategic Partners Asia. Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less, including money market funds and U.S. Government obligations. Derivative instruments are related to our economic hedging activities with respect to interest rates.

The fair values of the interest rate swap derivative agreements are estimated with the assistance of a third party valuation specialist, as reviewed by the Vice President and Controller, using the market standard methodology of discounting the future expected cash payments and receipts on the pay and receive legs of the interest rate swap agreements that swap the estimated variable rate mortgage note payment stream for a fixed rate receive payment stream over the period of the loan. The variable interest rates used in the calculation of projected receipts on the interest rate swap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements (where appropriate). Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2013 and December 31, 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.

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

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

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

The following items are measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 (in thousands):

	As of June 30, 2013
		Fair Value Measurements Using:
	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash and Cash Equivalents	$50,567	$50,567	$0	$0
Interest Rate Swaps at Fair Value—Non Qualifying Hedges	$(83)	$0	$(83)	$0
Interest Rate Swaps at Fair Value—Qualifying Hedges	$4,343	$0	$4,343	$0
Interest Rate Swaps at Fair Value—Qualifying Hedges	$(1,396)	$0	$(1,396)	$0
Investment in CBRE Strategic Partners Asia	$9,185	$0	$0	$9,185
Note Payable at Fair Value	$(8,753)	$0	$0	$(8,753)
Class B Interest	$(200)	$0	$0	$(200)

	As of December 31, 2012
		Fair Value Measurements Using:
	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash and Cash Equivalents	$6,495	$6,495	$0	$0
Interest Rate Swaps at Fair Value—Non Qualifying Hedges	$(423)	$0	$(423)	$0
Interest Rate Swaps at Fair Value—Qualifying Hedges	$(1,015)	$0	$(1,015)	$0
Investment in CBRE Strategic Partners Asia	$8,098	$0	$0	$8,098
Note Payable at Fair Value	$(9,288)	$0	$0	$(9,288)
Class B Interest	$(200)	$0	$0	$(200)

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

The following table presents our activity for the variable rate note payable and our investment in CBRE Strategic Partners Asia measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2013 and 2012, respectively (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Investment in CBRE Strategic Partners Asia	Note Payable
Balance at January 1, 2013	$8,098	$(9,288)
Contributions	0	0
Distributions	0	0
Total Income (Loss) on Fair Value Adjustment	1,087	(57)
Translation Adjustment in Other Comprehensive Income	0	592

Balance at June 30, 2013	$9,185	$(8,753)

The Amount of Total Income (Loss) for the Period Included in Loss on Note Payable at Fair Value and Equity in Income of Unconsolidated Entities to Note Payable and Investment in Unconsolidated Entities Held at June 30, 2013	$1,087	$(57)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Investment in CBRE Strategic Partners Asia	Note Payable
Balance at January 1, 2012	$8,381	$(8,775)
Contributions	2,029	0
Distributions	(2,400)	0
Total Loss on Fair Value Adjustment	(269)	(60)
Translation Adjustment in Other Comprehensive Income	0	(100)

Balance at June 30, 2012	$7,741	$(8,935)

The Amount of Total Loss for the Period Included in Loss on Note Payable at Fair Value and Equity in Income of Unconsolidated Entities to Note Payable and Investment in Unconsolidated Entities Held at June 30, 2012	$(269)	$(60)

Gains and losses (realized and unrealized) included in earnings related to the interest rate swaps, as well as for the elected fair value note payable for the three and six months ended June 30, 2013 and 2012, respectively, are reported as components of “Other Income and Expense” on the consolidated statements of operations.

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

Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. The Company does not obtain collateral associated with its derivative instruments, but monitors the credit standing of its counterparties on a regular basis. Should counterparty fail to perform, the Company would incur a financial loss to the extent that the associated derivative contract was in an asset position. At June 30, 2013, the Company does not anticipate non-performance by the counterparties to its outstanding derivative contracts.

At June 30, 2013, the Company expects that the hedged forecasted transactions, for each of the outstanding qualifying cash flow hedging relationships remains probable of occurring and that no gains or losses recorded to accumulated other comprehensive loss are expected to be reclassified to earnings.

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

To illustrate the effect of movements in the interest rate markets, the Company performed a market sensitivity analysis on its outstanding hedging instruments. The Company applied various basis point spreads to the underlying interest rate curves of the derivative portfolio in order to determine the instruments’ change in fair value. The following tables summarize the results of the analysis performed for the six months ended June 30, 2013 and 2012, respectively (amounts in thousands):

Type of Instrument	Notional Amount	Maturity Date	Effects of Change in Interest Rates as of June 30, 2013
			-100 Basis Points	-50 Basis Points	+50 Basis Points	+100 Basis Points
Non-qualifying Interest Rate Swap on Albion Mills debt(1)	$8,689	October 10, 2013	(11)	(11)	11	22
Qualifying Interest Rate Swap on TD Term Loan	$50,000	March 6, 2020	(3,059)	(1,423)	1,447	2,844
Qualifying Interest Rate Swap on Wells Fargo Term Loan	$200,000	March 7,2018	(8,909)	(4,400)	4,288	8,464
Qualifying Interest Rate Swap on Atrium I debt	$22,984	May 31, 2018	(937)	(482)	480	950
Qualifying Interest Rate Swap on Easton III debt	$6,559	January 31, 2019	(314)	(161)	156	310
Qualifying Interest Rate Swap on Point West I debt	$11,204	December 6, 2016	(268)	(167)	178	354
Qualifying Interest Rate Swap on Maskew Retail Park debt(1)	$21,252	August 10,2014	(139)	(112)	112	222

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.

Type of Instrument	Notional Amount	Maturity Date	Effects of Change in Interest Rates as of June 30, 2012
			-100 Basis Points	-50 Basis Points	+50 Basis Points	+100 Basis Points
Non-qualifying Interest Rate Swap on Thames Valley Retail Park debt(1)	$8,862	May 30, 2013	(52)	(34)	33	67
Non-qualifying Interest Rate Swap on Albion Mills debt(1)	$8,979	October 10, 2013	(85)	(56)	56	111
Qualifying Interest Rate Swap on Maskew Retail Park debt(1)	$21,960	August 10,2014	(344)	(225)	222	442
Qualifying Interest Rate Swap on Wells Fargo Credit Facility loan(1)	$15,000	May 26, 2014	(147)	(135)	136	271
Qualifying Interest Rate Swap on Pacific Corporate Park debt	$80,250	December 7, 2017	(3,658)	(1,905)	1,844	3,638
Qualifying Interest Rate Swap on 100 Kimball Drive Park debt	$32,190	March 1,2021	(2,336)	(1,195)	1,143	2,240
Qualifying Interest Rate Swap on Kings Mountain III debt	$11,466	July 1,2018	(595)	(305)	294	580

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.

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

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

Disclosure of Fair Value Financial Instruments

For disclosure purposes only, the following table summarizes our notes payable and their estimated fair value at June 30, 2013 and December 31, 2012 (in thousands):

	Book Value		Fair Value
Financial Instrument	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Notes Payable(1)	$689,797	$492,944	$738,139	$514,451
Note Payable at Fair Value(1)	8,753	9,288	8,753	9,288

Total Notes Payable(1)	$698,550	$502,232	$746,892	$523,739

Loans Payable(1)	$510,044	$265,000	$510,044	$265,000

(1)

Level 3: For purposes of this fair value disclosure, we based our fair value estimate for notes payable on our internal valuation that includes a representative sample of our lenders’ market interest rate quotes as of June 30, 2013 and December 31, 2012 for debt with similar risk characteristics and maturities. We based the Note Payable carried at fair value on a third party appraiser’s valuation, which used similar techniques as our internal valuation model as of June 30, 2013 and December 31, 2012.

These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have classified the notes payable as Level 3 as of June 30, 2013 and December 31, 2012 due to the lack of current market activity and our reliance on unobservable inputs to estimate the fair value of the mortgage note payable.

18. Commitments and Contingencies

On June 13, 2013, the European JV entered into a purchase and sale agreement to acquire, subject to customary closing conditions, Lauwin-Planque Distribution Center (“Lille”), located in Lille, France. The European JV will acquire Lille for approximately €51,196,000, (approximately $67,579,000 assuming an exchange rate of £1.00: $1.32 or $57,063,000 at our 80% pro rata share), exclusive of customary closing costs. We own an 80% interest in the European JV and Goodman owns a 20% interest. We expect to fund our pro rata share of the acquisition using borrowings under our Unsecured Credit Facility. Lille, scheduled to be completed in the third quarter of 2013, will be a 774,526 square foot fulfillment center that is 100% leased to Amazon.fr Logistique for 12 years with 100% annual CPI adjustments (capped at 3%). The lease is guaranteed by Amazon EU s.a.r.l the principal operating subsidiary of Amazon.com, Inc. in continental Europe. While the European JV expects this acquisition to close during the third quarter of 2013, the agreement to acquire the property is subject to certain contingencies and there can be no assurance that the acquisition will occur.

Litigation—From time to time, we and our properties may be subject to legal proceedings, which arise in the ordinary course of our business. Currently, neither our company nor any of our properties are subject to, or threatened with, any legal proceedings for which the outcome is reasonably likely to have a material adverse effect on our financial statements.

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

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

ASC 740-10 Income Taxes requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We did not have a liability for any unrecognized benefits as of June 30, 2013. The tax years from 2008 through 2012 remain open to examination by the taxing jurisdictions to which the company is subject.

Included as a component of our tax provision, we have incurred income and other taxes (franchise, local and state government and international) related to our continuing operations in the amount of $151,000 and $160,000, and $220,000 and $142,000, for California, Georgia, Massachusetts, Minnesota, New Jersey, North Carolina and Texas impacting our operations during the three and six months ended June 30, 2013 and 2012, respectively. The United Kingdom taxes real property operating results at a statutory rate of 20%. The United Kingdom taxable losses to date have generated a deferred tax asset of approximately $755,000 consisting of these net operating loss carryforwards. We have provided for a full valuation allowance of ($755,000) as of June 30, 2013 on deferred tax assets because it is not likely that future operating profits in the United Kingdom would be sufficient to absorb the net operating losses.

20. Subsequent Events

On July 2, 2013, we contributed $25,500,000 to the Afton Ridge joint venture to pay off the mortgage loan with the Metropolitan Life Insurance Company. The note was paid in full by the joint venture on July 3, 2013. Our joint venture partner will reimburse their portion of the loan payoff totaling $2,550,000 to the joint venture.

On July 2, 2013, we contributed $79,754,000 to the Duke joint venture for our share (80%) of the payoff (inclusive of accrued interest) of five fixed rate mortgage notes issued by 40/86 Mortgage Capital, Inc. These notes were cross-collateralized and secured by the following five Duke properties: Buckeye Logistics Center, Aspen Corporate Center 500, AllPoints at Anson Bldg. 1, 12200 President’s Court, and 201 Sunrise Blvd. The notes were paid in full by the joint venture on July 3, 2013 for the total remaining principal balance of $99,200,000.

On July 10, 2013, we issued a total of 375,000 common shares to our named executive officers (Messrs. Cuneo, Kianka and Reid) and other members of our senior management as a result of the Listing that occurred on May 21, 2013, which awards had been made by the compensation committee of our Board of Trustees. These shares fully vested on July 10, 2013 and a total of 144,563 common

CHAMBERS STREET PROPERTIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

shares were withheld in payment of taxes. Additionally, other employees were granted a total of 27,500 common shares as a result of the Listing as determined by the compensation committee of our Board of Trustees. These shares fully vested on July 10, 2013 and a total of 5,514 common shares were withheld in payment of taxes.

On July 31, 2013, we acquired the Carpenter Corporate Center I & II (“Carpenter”), located in Irving, Texas, a suburb of Dallas. We acquired Carpenter for approximately $49,509,000 exclusive of customary closing costs. The acquisition was funded using borrowings under our Unsecured Credit Facility. Carpenter is a 226,822 square foot office complex and is 100% net leased to Corphealth, Inc. through December 2019. Corphealth, Inc. is a subsidiary of Humana, Inc., a leading health care company.

On August 8, 2013, we acquired 1200 Woods Chapel Road, (“1200 Woods Chapel”) located in Duncan South Carolina, a suburb of Spartanburg. We acquired 1200 Woods Chapel for approximately $10,750,000 exclusive of customary closing costs. The acquisition was funded using borrowings under our Unsecured Credit Facility. 1200 Woods Chapel is a 156,000 square foot warehouse/distribution building and is 100% net leased to Lear Corporation, through April 2019. Lear Operations Corporation is a subsidiary of Lear Corporation, a large supplier of automotive seating and electrical power management systems.

On August 4, 2013, our board of trustees determined that, beginning in the fourth quarter of 2013, we will transition from quarterly distributions to paying distributions on a monthly basis as calculated pursuant to monthly record dates and distribution declaration dates.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common shares, along with the following factors that could cause actual results to vary from our forward-looking statements:

¡	general volatility of the securities markets in which we participate;

¡	national, regional and local economic climates;

¡	changes in supply and demand for industrial and office properties;

¡	adverse changes in the real estate markets, including increasing vacancy, decreasing rental revenue and increasing insurance costs;

¡	availability and credit worthiness of prospective tenants;

¡	our ability to maintain rental rates and maximize occupancy;

¡	our ability to identify and secure acquisitions;

¡	our failure to successfully manage growth or operate acquired properties;

¡	our pace of acquisitions and/or dispositions of properties;

¡	risks related to development projects (including construction delay, cost overruns or our inability to obtain necessary permits);

¡	payment of distributions from sources other than cash flows and operating activities;

¡	receiving corporate debt ratings and changes in the general interest rate environment;

¡	availability of capital (debt and equity);

¡	our ability to refinance existing indebtedness or incur additional indebtedness;

¡	failure to comply with our debt covenants;

¡	unanticipated increases in financing and other costs, including a rise in interest rates;

¡	the actual outcome of the resolution of any conflict;

¡	material adverse actions or omissions by any of our joint venture partners;

¡	our ability to operate as a self-managed company;

¡	availability of and ability to retain our executive officers and other qualified personnel;

¡	future terrorist attacks in the United States or abroad;

¡	the ability of CSP OP to qualify as a partnership for U.S. federal income tax purposes;

¡	our ability to qualify as a REIT for U.S. federal income tax purposes;

¡	foreign currency fluctuations;

¡	changes to accounting principles and policies and guidelines applicable to REITs;

¡	legislative or regulatory changes adversely affecting REITs and the real estate business;

¡	environmental, regulatory and/or safety requirements; and

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

Overview

Chambers Street Properties is a self-administered and internally managed Maryland REIT led by an experienced management team that is focused on acquiring, owning and managing high-quality industrial (primarily warehouse/distribution) and office properties, which are net leased to tenants with strong credit profiles. Our management team manages our day-to-day operations and oversees and supervises our employees and outside service providers. Acquisitions and asset management services are performed principally by us, with certain services provided by third parties. All of our real estate investments are held directly by, or indirectly through wholly owned subsidiaries of CSP Operating Partnership, LP (“CSP OP”), of which we are the majority owner and the sole general partner. We have elected to be taxed as a REIT for U.S. federal income tax purposes. On May 21, 2013, we listed our common shares on the New York Stock Exchange (the “NYSE”) under the ticker symbol “CSG.”

We were formed on March 30, 2004 and commenced operations in July 2004, following an initial $55,000,000 private placement of our common shares of beneficial interest. Jack A. Cuneo, our Founder and President and Chief Executive Officer, developed the initial business plan and obtained sponsorship from CBRE Global Investors, LLC to establish our company. Since that time, we have raised equity capital to finance our real estate investment activities through two public offerings of our common shares of beneficial interest. Our public offerings raised an aggregate of $2,388,227,000 in gross offering proceeds, excluding proceeds associated with common shares issued under our former amended and restated dividend reinvestment plan.

We invest in real estate properties, focusing primarily on industrial (primarily warehouse/distribution) and office properties, as well as other real estate-related assets. We primarily target single-tenant industrial and office assets, in well-located and growing markets that are critical to the tenant’s business. A majority of these properties are subject to triple net or similar leases, where the tenant bears all or substantially all of the costs, including cost increases, for real estate taxes, utilities, insurance and ordinary repairs. We may also utilize our expertise and resources to capitalize on unique opportunities that may exist elsewhere in the marketplace. We intend to invest primarily in properties located in geographically-diverse metropolitan areas in the United States. Our international investments focus on properties typically located in significant business districts and suburban markets. Some of our domestic and international investments may be in partnership with other entities that have significant local-market expertise.

Our primary objective is to maximize shareholder value through stable cash flow and long-term asset appreciation. In pursuing this objective, we target growth through acquisitions and selective built-to-suit development in markets that complement our existing portfolio, actively manage our balance sheet to maintain flexibility with conservative leverage, and seek internal growth through proactive asset management, leasing and property management oversight. Operating results at our individual properties are impacted by the supply and demand trends of national and regional economies, the financial health of current and prospective tenants and their customers, capital and credit market trends, construction costs, and interest rate movements. Individual operating property performance is monitored and calculated using certain non-GAAP financial measures such as an analysis of net operating income. An analysis of net operating income as compared to local regional and national statistics may provide insight into short or longer term trends exclusive of capital markets or capital structuring issues. For investments outside of the United States, in addition to monitoring local property market fundamentals and capital and credit market trends, we evaluate currency hedging strategies, taxes, the stability of the local government and economy and the experience of our management team in the region.

As of June 30, 2013, we owned, on a consolidated basis, 99 industrial (primarily warehouse/distribution), office and retail properties located in 19 U.S. states (Arizona, California, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Maryland, Massachusetts, Minnesota, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Texas, Utah and Virginia) and in the United Kingdom, encompassing approximately 22,405,000 rentable square feet. Our consolidated properties were approximately 93.68% leased (based upon square feet) as of June 30, 2013. As of June 30, 2013, 72 of our consolidated properties were triple net leased to single tenants—these triple net single-tenant properties encompassed approximately 17,694,000 rentable square feet. As of June 30, 2013, certain of our consolidated properties were subject to mortgage debt, a description of which is set forth in “Financial Condition, Liquidity and Capital Resources—Financing.”

In addition, we had ownership interests in five unconsolidated entities that, as of June 30, 2013, owned interests in 33 properties. Excluding those properties owned through our investment in CBRE Strategic Partners Asia, we owned, on an unconsolidated basis, 30 industrial (primarily warehouse/distribution), office and retail properties located in nine U.S. states (Arizona, Florida, Illinois, Indiana, Missouri, North Carolina, Ohio, Tennessee and Texas) and in the United Kingdom and Europe encompassing approximately 11,748,000 rentable square feet. Our unconsolidated properties were approximately 99.05% leased (based upon square feet) as of June 30, 2013. As of June 30, 2013, 18 of our unconsolidated properties were triple net leased to single tenants—these triple net single-tenant properties encompassed approximately 10,170,000 rentable square feet. As of June 30, 2013, certain of our unconsolidated properties were subject to mortgage debt, a description of which is set forth in “-Financial Condition, Liquidity and Capital Resources—Financing.”

As of June 30, 2013, our portfolio was 95.53% leased, and the total effective annual rents for our industrial (primarily warehouse/distribution) properties, office properties and retail properties were approximately $90,075,000, $162,462,000 and $8,235,000, respectively (net of any rent concessions). The average effective annual rent per square foot for our industrial (primarily warehouse/distribution) properties, office properties and retail properties was approximately $3.98, $18.92 and $17.33, respectively (net of any rent concessions). The average effective annual rent per square foot for our triple net lease industrial and office properties was approximately $4.07 and $18.30 as of June 30, 2013, respectively (net of any rent concessions).

As of June 30, 2012, our portfolio was 98.45% leased, and the total effective annual rents for our industrial (primarily warehouse/distribution) properties, office properties and retail properties were approximately $73,178,000, $149,323,000, and $8,397,000 as of June 30, 2012, respectively (net of any rent concessions). The average effective annual rent per square foot for our industrial properties, office properties and retail properties was approximately $3.90, $19.23 and $17.67 as of June 30, 2012, respectively (net of any rent concessions). The average effective annual rent per square foot for our triple net lease industrial and office properties was approximately $3.98 and $17.71 as of June 30, 2012, respectively (net of any rent concessions).

Transition to Self-Management

We were originally formed as CB Richard Ellis Realty Trust and prior to July 1, 2012, all of the business activities of the Company were externally managed by CBRE Advisors LLC (the “former investment advisor”) pursuant to various advisory agreements.

In 2010, our Board of Trustees established a Special Committee of the Board (the “Special Committee”) consisting of the Board’s independent trustees to explore and review our strategic alternatives and liquidity events in accordance with our investment objectives. The Special Committee engaged Robert A. Stanger & Co., Inc. as its financial advisor, to assist with its exploration and review of our strategic alternatives and liquidity events in accordance with our investment objectives (as discussed above). During 2011, with the assistance of its financial advisor and in consultation with the former investment advisor and our Board of Trustees, the Special Committee discussed and considered various strategic alternatives, including potentially continuing as a going concern under our then current business plan, a potential liquidation of our assets either through a sale or merger of our company (including through either a bulk sale of our portfolio or through a sale of our individual properties) as well as a potential listing of our shares on a national securities exchange. In December 2011, after consideration of the recent general economic and capital market conditions, market conditions for listed REITs, credit market conditions, our operational performance, the status of our portfolio, our then current offering and our current and anticipated deployment of available capital to investments, the Special Committee and our Board of Trustees determined it was in the best interests of our shareholders for our shares to remain unlisted and to continue operations rather than commencing a liquidation of our assets. The Special Committee and our Board of Trustees believed at that time that remaining unlisted and continuing our operations would provide us with the ability to purchase additional properties in order to continue to expand and diversify our portfolio and thus potentially better position us for a liquidity event. In April 2013, our Board of Trustees determined that it was in our and our shareholders’ best interest to pursue a listing on the NYSE, which occurred on May 21, 2013.

In March 2012, the Special Committee determined that our company and its shareholders would benefit from an internal management structure in that such a structure could provide cost savings, improved cash distribution coverage, flexibility to pursue a variety of strategic initiatives, the ability to take advantage of opportunities created by changing market conditions and an opportunity to enhance the trading values of our common shares, to the extent that we pursued and completed a listing of our common shares on a national securities exchange, the NASDAQ Global Select Market or the NASDAQ Global Market. Our Board of Trustees, based on the recommendation of the Special Committee, authorized the Special Committee to commence a process to achieve internal management.

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

On June 30, 2012, the fourth amended and restated advisory agreement terminated according to its terms and, effective July 1, 2012, we entered into a transitional services agreement (the “Transitional Services Agreement”) with CSP OP and the former investment advisor pursuant to which the former investment advisor would provide certain operational and consulting related services to us at the direction of our officers and other personnel for a term which ended on April 30, 2013. For a description of the services provided by, and fees paid to, the former investment advisor (and its affiliates), see Note 11 to the Condensed Consolidated Financial Statements “Investment Management and Other Fees to Related Parties.”

Business and Growth Strategies

We seek to invest in industrial and office properties that are net leased to investment grade or credit worthy tenants on long-term leases at attractive prices through new acquisitions or build-to-suit projects. We believe the credit quality of many of our tenants, the lengths of our leases, the relatively modest capital expense requirements of our industrial properties and our single-tenant focus help us to create shareholder value. We also believe that our senior management team’s extensive experience will allow us to identify and consummate the acquisition and development of high-quality net leased properties. Our strategy is intended to generate attractive risk-adjusted returns for our shareholders over time and across a variety of market conditions and economic cycles. We intend to execute our strategy and expand our portfolio through the following:

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

¡

Pursue a Disciplined Capital Recycling Program. We intend to pursue a disciplined capital allocation strategy designed to maximize the value of our investments by selectively disposing of properties that are no longer consistent with our investment strategy or whose returns appear to have been maximized. To the extent that we dispose of properties, we intend to redeploy the capital into investment opportunities that we believe are more attractive.

¡

Actively Manage a Strong and Flexible Capital Structure. We expect to maintain a prudent capital structure with access to multiple sources of equity and debt financing. We intend to continue to stagger our debt maturities and transition to become a primarily unsecured borrower. We anticipate that we will have a mix of fixed and floating-rate debt and intend to maintain modest total leverage. As a means to reduce our exposure to foreign currency fluctuations, we endeavor to retain debt in the local currency of our international properties.

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

Our Properties

The following table provides information relating to our properties, excluding those owned through our investment in CBRE Strategic Partners Asia, as of June 30, 2013. These properties consisted of 69 warehouse/distribution properties, encompassing 24,764,000 rentable square feet, 57 office properties, encompassing 8,893,000 rentable square feet and three retail properties, encompassing 496,000 rentable square feet.

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Domestic Consolidated Properties:
REMEC Corporate Campus 1(2) San Diego, CA	9/15/2004	1983	Office	100.00%	34	100.00%	$6,833
REMEC Corporate Campus 2(2) San Diego, CA	9/15/2004	1983	Office	100.00%	30	100.00%	6,125
REMEC Corporate Campus 3(2) San Diego, CA	9/15/2004	1983	Office	100.00%	37	100.00%	7,523
REMEC Corporate Campus 4(2) San Diego, CA	9/15/2004	1983	Office	100.00%	31	100.00%	6,186
300 Constitution Drive(2) Boston, MA	11/3/2004	1998	Warehouse/Distribution	100.00%	330	0.00%	19,805
Deerfield Commons(3) Atlanta, GA	6/21/2005	2000	Office	100.00%	122	100.00%	21,834
505 Century Parkway(2) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	100	66.86%	6,095
631 International Parkway(2) Dallas, TX	1/9/2006	1998	Warehouse/Distribution	100.00%	73	100.00%	5,407
660 North Dorothy(2) Dallas, TX	1/9/2006	1997	Warehouse/Distribution	100.00%	120	100.00%	6,836
Bolingbrook Point III Chicago, IL	8/29/2007	2006	Warehouse/Distribution	100.00%	185	100.00%	18,170
Community Cash Complex 1(2) Spartanburg, SC	8/30/2007	1960	Warehouse/Distribution	100.00%	206	3.50%	2,690
Community Cash Complex 2(2) Spartanburg, SC	8/30/2007	1978	Warehouse/Distribution	100.00%	144	76.58%	2,225
Community Cash Complex 3(2) Spartanburg, SC	8/30/2007	1981	Warehouse/Distribution	100.00%	116	0.00%	1,701
Community Cash Complex 4(2) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	33	100.00%	547
Community Cash Complex 5(2) Spartanburg, SC	8/30/2007	1984	Warehouse/Distribution	100.00%	53	100.00%	824
Fairforest Building 1(2) Spartanburg, SC	8/30/2007	2000	Warehouse/Distribution	100.00%	51	100.00%	2,974
Fairforest Building 2(2) Spartanburg, SC	8/30/2007	1999	Warehouse/Distribution	100.00%	104	100.00%	5,379
Fairforest Building 3(2) Spartanburg, SC	8/30/2007	2000	Warehouse/Distribution	100.00%	100	100.00%	5,760
Fairforest Building 4(2) Spartanburg, SC	8/30/2007	2001	Warehouse/Distribution	100.00%	191	100.00%	5,640
Fairforest Building 5 Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	316	100.00%	16,968
Fairforest Building 6 Spartanburg, SC	8/30/2007	2005	Warehouse/Distribution	100.00%	101	100.00%	7,469

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Fairforest Building 7(2) Spartanburg, SC	8/30/2007	2006	Warehouse/Distribution	100.00%	101	83.78%	5,626
Greenville/Spartanburg Industrial Park(2) Spartanburg, SC	8/30/2007	1990	Warehouse/Distribution	100.00%	67	100.00%	3,388
Highway 290 Commerce Park Building 1(2) Spartanburg, SC	8/30/2007	1995	Warehouse/Distribution	100.00%	150	100.00%	5,388
Highway 290 Commerce Park Building 5(2) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	30	100.00%	1,420
Highway 290 Commerce Park Building 7(2) Spartanburg, SC	8/30/2007	1994	Warehouse/Distribution	100.00%	94	100.00%	4,889
HJ Park Building 1(2) Spartanburg, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	70	100.00%	4,216
Jedburg Commerce Park(2) Charleston, SC	8/30/2007	2007	Warehouse/Distribution	100.00%	513	100.00%	41,991
Kings Mountain I Charlotte, NC	8/30/2007	1998	Warehouse/Distribution	100.00%	100	100.00%	5,497
Kings Mountain II Charlotte, NC	8/30/2007	2002	Warehouse/Distribution	100.00%	301	100.00%	11,311
Mount Holly Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	100.00%	6,208
North Rhett I Charleston, SC	8/30/2007	1973	Warehouse/Distribution	100.00%	285	0.00%	10,302
North Rhett II Charleston, SC	8/30/2007	2001	Warehouse/Distribution	100.00%	102	100.00%	7,073
North Rhett III(2) Charleston, SC	8/30/2007	2002	Warehouse/Distribution	100.00%	80	100.00%	4,812
North Rhett IV Charleston, SC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	100.00%	17,060
Orangeburg Park Building Charleston, SC	8/30/2007	2003	Warehouse/Distribution	100.00%	101	0.00%	5,474
Orchard Business Park 2(2) Spartanburg, SC	8/30/2007	1993	Warehouse/Distribution	100.00%	18	100.00%	761
Union Cross Building I Winston- Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	101	100.00%	6,585
Union Cross Building II Winston-Salem, NC	8/30/2007	2005	Warehouse/Distribution	100.00%	316	100.00%	17,216
Highway 290 Commerce Park Building 2(2) Spartanburg, SC	9/24/2007	1995	Warehouse/Distribution	100.00%	100	100.00%	4,626
Highway 290 Commerce Park Building 6(2) Spartanburg, SC	11/1/2007	1996	Warehouse/Distribution	100.00%	105	100.00%	3,760
Lakeside Office Center Dallas, TX	3/5/2008	2006	Office	100.00%	99	95.65%	17,994
Kings Mountain III(2) Charlotte, NC	3/14/2008	2007	Warehouse/Distribution	100.00%	542	100.00%	25,728
Enclave on the Lake(2) Houston, TX	7/1/2008	1999	Office	100.00%	171	100.00%	37,827
Avion Midrise III Washington, DC	11/18/2008	2002	Office	100.00%	72	100.00%	21,111
Avion Midrise IV Washington, DC	11/18/2008	2002	Office	100.00%	72	100.00%	21,112
13201 Wilfred Lane(2) Minneapolis, MN	6/29/2009	1999	Warehouse/Distribution	100.00%	335	100.00%	15,340
3011, 3055 & 3077 Comcast Place(2) East Bay, CA	7/1/2009	1988	Office	100.00%	220	100.00%	49,000
140 Depot Street(2) Boston, MA	7/31/2009	2009	Warehouse/Distribution	100.00%	238	100.00%	18,950
12650 Ingenuity Drive Orlando, FL	8/5/2009	1999	Office	100.00%	125	100.00%	25,350
Crest Ridge Corporate Center 1(2) Minneapolis, MN	8/17/2009	2009	Office	100.00%	116	100.00%	28,419
West Point Trade Center(2) Jacksonville, FL	12/30/2009	2009	Warehouse/Distribution	100.00%	602	100.00%	29,000
5160 Hacienda Drive(2) East Bay, CA	4/8/2010	1988	Office	100.00%	202	100.00%	38,500
10450 Pacific Center Court(2) San Diego, CA	5/7/2010	1985	Office	100.00%	134	100.00%	32,750

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
225 Summit Ave(2) Northern NJ	6/21/2010	1966	Office	100.00%	143	100.00%	40,600
One Wayside Road Boston, MA	6/24/2010	1998	Office	100.00%	201	100.00%	55,525
100 Tice Blvd. Northern NJ	9/28/2010	2007	Office	100.00%	209	100.00%	67,600
Ten Parkway North Chicago, IL	10/12/2010	1999	Office	100.00%	100	100.00%	25,000
4701 Gold Spike Drive Dallas, TX	10/27/2010	2002	Warehouse/Distribution	100.00%	420	100.00%	20,300
1985 International Way Cincinnati, OH	10/27/2010	1998	Warehouse/Distribution	100.00%	189	100.00%	14,800
Summit Distribution Center Salt Lake City, UT	10/27/2010	2001	Warehouse/Distribution	100.00%	275	65.22%	13,400
3660 Deerpark Boulevard Jacksonville, FL	10/27/2010	2002	Warehouse/Distribution	100.00%	322	100.00%	15,300
Tolleson Commerce Park II Phoenix, AZ	10/27/2010	1999	Warehouse/Distribution	100.00%	217	100.00%	9,200
Pacific Corporate Park(2)(3) Washington, DC	11/15/2010	2002	Office	100.00%	696	100.00%	144,500
100 Kimball Drive(2) Northern NJ	12/10/2010	2006	Office	100.00%	175	100.00%	60,250
70 Hudson Street New York City Metro, NJ	4/11/2011	2000	Office	100.00%	409	100.00%	155,000
90 Hudson Street New York City Metro, NJ	4/11/2011	1999	Office	100.00%	420	64.86%	155,000
Millers Ferry Road(2) Dallas, TX	6/2/2011	2011	Warehouse/Distribution	100.00%	1,020	100.00%	40,366
Sky Harbor Operations Center(2) Phoenix, AZ	9/30/2011	2003	Office	100.00%	396	100.00%	53,500
1400 Atwater Drive(2) Philadelphia, PA	10/27/2011	2012	Office	100.00%	300	100.00%	84,825
Aurora Commerce Center Bldg. C(2) Denver, CO	11/30/2011	2007	Warehouse/Distribution	100.00%	407	100.00%	24,500
Sabal Pavilion(2) Tampa, FL	12/30/2011	1998	Office	100.00%	121	100.00%	21,368
2400 Dralle Road(2)(3) Chicago, IL	3/20/2012	2011	Warehouse/Distribution	100.00%	1,350	100.00%	64,250
Midwest Commerce Center I(2) Kansas City, KS	8/16/2012	2009	Warehouse/Distribution	100.00%	1,107	100.00%	62,950
20000 S Diamond Lake Rd(2) Minneapolis, MN	11/7/2012	2004	Warehouse/Distribution	100.00%	280	100.00%	18,500
Gateway at Riverside(2) Baltimore, MD	11/30/2012	1991	Warehouse/Distribution	100.00%	801	100.00%	49,229
701 & 801 Charles Ewing Blvd.(2) Central NJ	12/28/2012	2009	Office	100.00%	111	100.00%	28,310
Mid-Atlantic Distribution Center-Bldg. A(2) Baltimore, MD	12/28/2012	2008	Warehouse/Distribution	100.00%	672	100.00%	43,150
Celebration Office Center(4) Orlando, FL	3/1/2013	2009	Office	100.00%	101	100.00%	18,420
22535 Colonial Pkwy(4) Houston, TX	3/1/2013	2009	Office	100.00%	90	100.00%	17,673
Northpoint III(4) Orlando, FL	3/1/2013	2001	Office	100.00%	108	100.00%	22,394
Goodyear Crossing Ind. Park II(4) Phoenix, AZ	3/1/2013	2009	Warehouse/Distribution	100.00%	820	100.00%	64,883
3900 North Paramount Parkway(4) Raleigh, NC	3/1/2013	1999	Office	100.00%	101	100.00%	18,523
3900 South Paramount Parkway(4) Raleigh, NC	3/1/2013	1999	Office	100.00%	119	100.00%	20,859
1400 Perimeter Park Drive(4) Raleigh, NC	3/1/2013	1991	Office	100.00%	45	100.00%	6,165
Miramar I(4) Ft. Lauderdale, FL	3/1/2013	2001	Office	100.00%	94	100.00%	23,912
Miramar II(4) Ft. Lauderdale, FL	3/1/2013	2001	Office	100.00%	129	100.00%	31,910

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
McAuley Place(4) Cincinnati, OH	3/1/2013	2001	Office	100.00%	190	100.00%	32,309
Point West I(4) Dallas, TX	3/1/2013	2008	Office	100.00%	183	100.00%	31,795
Easton III(4) Columbus, OH	3/1/2013	1999	Office	100.00%	135	100.00%	20,194
Norman Pointe I(4) Minneapolis, MN	3/1/2013	2000	Office	100.00%	213	79.54%	36,232
Norman Pointe II(4) Minneapolis, MN	3/1/2013	2007	Office	100.00%	324	100.00%	46,113
The Landings I(4) Cincinnati, OH	3/1/2013	2006	Office	100.00%	176	100.00%	30,249
The Landings II(4) Cincinnati, OH	3/1/2013	2007	Office	100.00%	175	94.34%	23,977
Atrium I(4) Columbus, OH	3/1/2013	1996	Office	100.00%	315	100.00%	45,071

Domestic Consolidated Properties(5)		2001			22,115	93.60%	2,443,777

International Consolidated Properties:
602 Central Blvd.(2) Coventry, UK	4/27/2007	2001	Office	100.00%	50	100.00%	23,847
Thames Valley Five(2) Reading, UK	3/20/2008	1998	Office	100.00%	40	100.00%	29,572
Albion Mills Retail Park Wakefield, UK	7/11/2008	2000	Retail	100.00%	55	100.00%	22,098
Maskew Retail Park Peterborough, UK	10/23/2008	2007	Retail	100.00%	145	100.00%	53,740

International Consolidated Properties(5)		2003			290	100.00%	129,257

Consolidated Properties(5)		2002			22,405	93.68%	2,573,034

Domestic Unconsolidated Properties(5)(6):
Buckeye Logistics Center(7) Phoenix, AZ	6/12/2008	2008	Warehouse/Distribution	80.00%	1,009	100.00%	52,797
Afton Ridge Shopping Center(8) Charlotte, NC	9/18/2008	2007	Retail	90.00%	296	97.92%	44,530
AllPoints at Anson Bldg. 1(7) Indianapolis, IN	9/30/2008	2008	Warehouse/Distribution	80.00%	1,037	100.00%	42,684
12200 President’s Court(7) Jacksonville, FL	9/30/2008	2008	Warehouse/Distribution	80.00%	772	100.00%	29,995
201 Sunridge Blvd. (7) Dallas, TX	9/30/2008	2008	Warehouse/Distribution	80.00%	823	100.00%	25,690
Aspen Corporate Center 500(7) Nashville, TN	9/30/2008	2008	Office	80.00%	180	100.00%	29,936
125 Enterprise Parkway(7) Columbus, OH	12/10/2008	2008	Warehouse/Distribution	80.00%	1,143	100.00%	38,088
AllPoints Midwest Bldg. I(7) Indianapolis, IN	12/10/2008	2008	Warehouse/Distribution	80.00%	1,200	100.00%	41,428
Fairfield Distribution Ctr. IX(7) Tampa, FL	5/13/2009	2008	Warehouse/Distribution	80.00%	136	100.00%	7,151
Sam Houston Crossing I(7) Houston, TX	12/21/2010	2007	Office	80.00%	160	100.00%	20,400
Regency Creek(7) Raleigh, NC	12/21/2010	2008	Office	80.00%	122	100.00%	18,000
533 Maryville Centre(7) St. Louis, MO	12/21/2010	2000	Office	80.00%	125	100.00%	19,102
555 Maryville Centre(7) St. Louis, MO	12/21/2010	2000	Office	80.00%	127	93.18%	15,578
One Conway Park(2)(7) Chicago, IL	3/24/2011	1989	Office	80.00%	105	71.80%	12,320
West Lake at Conway(7) Chicago, IL	3/24/2011	2008	Office	80.00%	98	100.00%	14,060
One Easton Oval(2)(7) Columbus, OH	3/24/2011	1997	Office	80.00%	125	76.47%	9,529
Two Easton Ova(2)(7) Columbus, OH	3/24/2011	1995	Office	80.00%	129	72.11%	10,195

Property and Market	Date Acquired	Year Built	Property Type	Our Effective Ownership	Net Rentable Square Feet (in thousands)	Percentage Leased	Approximate Total Acquisition Cost(1) (in thousands)
Weston Pointe I(7) Ft. Lauderdale, FL	3/24/2011	1999	Office	80.00%	98	98.29%	15,507
Weston Pointe II(7) Ft. Lauderdale, FL	3/24/2011	2000	Office	80.00%	97	100.00%	18,701
Weston Pointe III(7) Ft. Lauderdale, FL	3/24/2011	2003	Office	80.00%	97	100.00%	18,867
Weston Pointe IV(7) Ft. Lauderdale, FL	3/24/2011	2006	Office	80.00%	96	100.00%	22,605

Domestic Unconsolidated Properties(5)(6)		2006			7,975	98.60%	507,163

International Unconsolidated Properties(6):
Amber Park(2)(9) South Normanton, UK	6/10/2010	1997	Warehouse/Distribution	80.00%	208	100.00%	12,514
Brackmills(2)(9) Northampton, UK	6/10/2010	1984	Warehouse/Distribution	80.00%	187	100.00%	13,407
Düren(2)(10) Rhine-Ruhr, Germany	6/10/2010	2008	Warehouse/Distribution	80.00%	392	100.00%	13,148
Schönberg(2)(10) Hamburg, Germany	6/10/2010	2009	Warehouse/Distribution	80.00%	454	100.00%	13,819
Langenbach(2)(10) Munich, Germany	10/28/2010	2010	Warehouse/Distribution	80.00%	225	100.00%	18,573
Graben Distribution Center I(10) Munich, Germany	12/20/2011	2011	Warehouse/Distribution	80.00%	1,018	100.00%	54,962
Graben Distribution Center II(10) Munich, Germany	12/20/2011	2011	Warehouse/Distribution	80.00%	73	100.00%	6,868
Valley Park, Unit D(2)(9) Rugby, UK	3/19/2012	2011	Warehouse/Distribution	80.00%	146	100.00%	10,247
Koblenz Distribution Center(10) Frankfurt, Germany	12/12/2012	2012	Warehouse/Distribution	80.00%	1,070	100.00%	63,021

International Unconsolidated Properties(5)(6)		2008			3,773	100.00%	206,559

Unconsolidated Properties(5)		2006			11,748	99.05%	713,722

All Properties(5)(6)		2003			34,153	95.53%	$3,286,756

(1)

Approximate total acquisition cost represents the purchase price inclusive of customary costs and acquisition fees for properties acquired prior to January 1, 2009 and exclusive of customary costs and acquisition fees for properties acquired on dates subsequent to January 1, 2009.

(2)	This property is unencumbered.

(3)	Includes undeveloped land zoned for future office and warehouse/distribution use.

(4)	Properties acquired from the Duke joint venture on March 1, 2013.

(5)	Total or weighted average. Weighted average Year Built is weighted based upon approximate Total Acquisition Costs. Weighted average Percentage Leased is weighted based upon Net Rental Square feet.

(6)	Does not include CBRE Strategic Partners Asia properties.

(7)	This property is held through the Duke joint venture.

(8)	This property is held through the Afton Ridge joint venture.

(9)	This property is held through the UK JV.

(10)	This property is held through the European JV.

Single- and Multi-Tenant Property Distribution

Our single- and multi-tenant property distribution of June 30, 2013 was as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Property Type	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
Triple Net Single-Tenant Properties(2)	72	17,694	$1,860,147	18	10,170	$493,195	90	27,864	$2,353,342
Multi-Tenant Properties	19	3,589	518,679	10	1,357	178,820	29	4,946	697,499
Other Single-Tenant Properties	8	1,122	194,208	2	221	41,707	10	1,343	235,915

Total	99	22,405	$2,573,034	30	11,748	$713,722	129	34,153	$3,286,756

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

(2)	Triple Net Single-Tenant Properties include certain properties that have di minimis secondary tenant(s).

Property Type Distribution

Our property type distribution as of June 30, 2013 was as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

Domestic	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
Office	44	7,334	$1,691,257	13	1,559	$224,800	57	8,893	$1,916,057
Warehouse/Distribution	53	14,871	805,939	16	9,893	444,392	69	24,764	1,250,331
Retail	2	200	75,838	1	296	44,530	3	496	120,368

Total	99	22,405	$2,573,034	30	11,748	$713,722	129	34,153	$3,286,756

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Geographic Distribution

As of June 30, 2013, our portfolio was diversified across 22 states, as well as the United Kingdom and Germany. No market accounted for more than 11% of our net rentable square feet or 15% of our approximate total acquisition cost. Our geographic distribution as of June 30, 2013 was as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Domestic	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
New Jersey	6	1,467	$506,760	—	—	$—	6	1,467	$506,760
Florida	8	1,602	187,654	6	1,296	112,826	14	2,898	300,480
Texas	9	2,276	184,293	2	983	46,090	11	3,259	230,383
Ohio	5	991	151,800	3	1,397	57,812	8	2,388	209,612
Virginia	3	840	186,723	—	—	—	3	840	186,723
Arizona	3	1,433	127,583	1	1,009	52,797	4	2,442	180,380
South Carolina	27	3,648	179,171	—	—	—	27	3,648	179,171
North Carolina	8	1,625	111,884	2	418	62,530	10	2,043	174,414
California	7	688	146,917	—	—	—	7	688	146,917
Minnesota	5	1,268	144,604	—	—	—	5	1,268	144,604
Illinois	3	1,635	107,420	2	203	26,380	5	1,838	133,800
Massachusetts	3	769	94,280	—	—	—	3	769	94,280
Maryland	2	1,473	92,379	—	—	—	2	1,473	92,379
Pennsylvania	1	300	84,825	—	—	—	1	300	84,825
Indiana	—	—	—	2	2,237	84,112	2	2,237	84,112
Kansas	1	1,107	62,950	—	—	—	1	1,107	62,950
Missouri	—	—	—	2	252	34,680	2	252	34,680
Tennessee	—	—	—	1	180	29,936	1	180	29,936
Colorado	1	407	24,500	—	—	—	1	407	24,500
Georgia	1	122	21,834	—	—	—	1	122	21,834
Kentucky	1	189	14,800	—	—	—	1	189	14,800
Utah	1	275	13,400	—	—	—	1	275	13,400

Total Domestic	95	22,115	2,443,777	21	7,975	507,163	116	30,090	2,950,940

International
Germany	—	—	—	6	3,232	170,391	6	3,232	170,391
United Kingdom	4	290	129,257	3	541	36,168	7	831	165,425

Total International	4	290	129,257	9	3,773	206,559	13	4,063	335,816

Total	99	22,405	$2,573,034	30	11,748	$713,722	129	34,153	$3,286,756

(1)

Number of Properties and Net Rentable Square Feet for Unconsolidated Properties are at 100%. Approximate Total Acquisition Cost for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Significant Tenants

As of June 30, 2013, no tenant accounted for more than 7.7% of our annualized base rent or 15% of our net rentable square feet. The following table details our largest tenants as of June 30, 2013 (in thousands):

	Tenant	Primary Industry	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
			Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
1.	Amazon.com(2)	Internet Retail	820	$4,425	4,134	$15,659	4,954	$20,084
2.	Barclay’s Capital	Financial Services	409	12,278	—	—	409	12,278
3.	U.S. General Services Administration	Government	316	7,131	134	3,379	450	10,510
4.	Raytheon Company	Defense and Aerospace	666	10,023	—	—	666	10,023
5.	JP Morgan Chase	Financial Services	396	5,973	—	—	396	5,973
6.	Lord Abbett & Co	Financial Services	175	5,896	—	—	175	5,896
7.	Nuance Communications	Software	201	5,753	—	—	201	5,753
8.	Endo Health Solutions	Pharmaceutical and Health Care Related	300	5,591	—	—	300	5,591
9.	Eisai	Pharmaceutical and Health Care Related	209	5,189	—	—	209	5,189
10.	Comcast	Telecommunications	220	4,945	—	—	220	4,945
11.	Pharmaceutical Product Development	Pharmaceutical and Health Care Related	251	4,797	—	—	251	4,797
12.	The Coleman Company	Consumer Product	1,107	4,605	—	—	1,107	4,605
13.	Deloitte	Professional Services	175	4,390	—	—	175	4,390
14.	Clorox International	Consumer Products	1,350	4,310	—	—	1,350	4,310
15.	Barr Laboratories	Pharmaceutical and Health Care Related	142	4,061	—	—	142	4,061
16.	Conopco(3)	Consumer Products	—	—	1,595	3,864	1,595	3,864
17.	Eveready Battery Company	Consumer Products	—	—	172	3,810	172	3,810
18.	Nationwide Mutual Insurance	Insurance	315	3,733	—	—	315	3,733
19.	ConAgra Foods	Food Service and Retail	742	3,422	—	—	742	3,422
20.	NDB Capital Markets	Financial Services	97	3,400	—	—	97	3,400
21.	Carl Zeiss	Pharmaceutical and Health Care Related	202	3,337	—	—	202	3,337
22.	Whirlpool	Consumer Product	1,020	3,299	—	—	1,020	3,299
23.	NCS Pearson	Education	167	3,191	—	—	167	3,191
24.	American LaFrance	Vehicle Related Manufacturing	513	3,163	—	—	513	3,163
25.	Bob’s Discount Furniture	Home Furnishings/Home Improvement	672	2,977	—	—	672	2,977
26.	Prime Distribution Services	Logistics and Distribution	—	—	1,200	2,958	1,200	2,958
27.	Citicorp North America	Financial Services	194	2,855	—	—	194	2,855
28.	Royal Caribbean Cruises	Travel/Leisure	129	2,837	—	—	129	2,837
29.	Noxell Corporation	Consumer Products	801	2,836	—	—	801	2,836
30.	Kellogg’s	Consumer Products	—	—	1,142	2,817	1,142	2,817
31.	Time Warner	Telecommunications	134	2,814	—	—	134	2,814
32.	REMEC	Defense and Aerospace	133	2,579	—	—	133	2,579
33.	B&Q	Home Furnishings/Home Improvement	104	2,539	—	—	104	2,539
34.	Dr Pepper Snapple	Food Service and Retail	601	2,532	—	—	601	2,532
35.	American Home Mortgage	Financial Services	183	2,530	—	—	183	2,530
36.	Syngenta Seeds	Agriculture	116	2,473	—	—	116	2,473
37.	Mercy Health Partners of SW Ohio	Pharmaceutical and Health Care Related	125	2,460	—	—	125	2,460
38.	Disney Vacation Development	Travel/Leisure	101	2,460	—	—	101	2,460
39.	Verizon Wireless(4)	Telecommunications	—	—	180	2,375	180	2,375
40.	SBM Atlantia	Petroleum and Mining	171	2,310	—	—	171	2,310
	Other (234 tenants)		7,733	53,495	3,079	25,301	10,812	78,796

			20,990	$200,609	11,636	$60,163	32,626	$260,772

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

Tenant Industries Concentrations

Our tenants operate across a wide range of industries. As of June 30, 2013, no industry accounted for more than 14% of our annualized base rent or 25% of our Net Rentable square feet. The following table details our largest tenant industries as of June 30, 2013 (in thousands):

	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
Primary Tenant Industry Category	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent	Net Rentable Square Feet	Annualized Base Rent
Financial Services	1,648	$34,837	140	$1,683	1,788	$36,520
Consumer Products	4,618	16,596	3,514	13,391	8,132	29,987
Pharmaceutical and Health Care Related	1,614	27,274	316	2,625	1,930	29,899
Internet Retail	820	4,425	4,134	15,659	4,954	20,084
Defense and Aerospace	901	15,297	—	—	901	15,297
Logistics and Distribution	964	4,358	2,243	7,975	3,207	12,333
Telecommunications	737	9,675	194	2,540	931	12,215
Government	316	7,131	133	3,379	449	10,510
Business Services	1,228	7,808	111	1,500	1,339	9,308
Education	400	7,645	101	1,604	501	9,249
Food Service and Retail	2,032	8,428	38	475	2,070	8,903
Vehicle Related Manufacturing	1,423	8,140	—	—	1,423	8,140
Home Furnishings/Home Improvement	1,133	7,157	61	868	1,194	8,025
Insurance	498	6,834	42	538	540	7,372
Professional Services	309	5,985	90	1,297	399	7,282
Software	201	5,753	15	243	216	5,996
Travel and Leisure	229	5,296	11	192	240	5,488
Other Manufacturing	775	2,831	153	2,543	928	5,374
Agriculture	227	4,588	9	99	236	4,687
Specialty Retail	414	3,130	111	1,223	525	4,353
Petroleum and Mining	174	2,366	55	690	229	3,056
Apparel Retail	135	1,759	89	642	224	2,401
Utilities	108	1,627	18	236	126	1,863
Executive Office Suites	86	1,669	12	56	98	1,725
Other Retail	—	—	46	705	46	705

Total	20,990	$200,609	11,636	$60,163	32,626	$260,772

(1)

Net Rentable Square Feet for Unconsolidated Properties is at 100%. Annualized Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Tenant Lease Expirations

We have limited near term lease expirations with an average remaining lease term of 7.13 years as of June 30, 2013. In addition, approximately 89% of leases expire after 2015. The following table sets forth a schedule of expiring leases for our consolidated and unconsolidated properties as of June 30, 2013 (Expiring Net Rentable Square Feet and Expiring Base Rent in thousands):

	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
	Expiring Net Rentable Square Feet	Expiring Base Rent	Expiring Net Rentable Square Feet	Expiring Base Rent	Number Of Expiring Leases	Expiring Net Rentable Square Feet	Expiring Base Rent	Percentage of Expiring Base Rent
2013 (Six months ending December 31, 2013)	944	$5,273	34	$371	22	978	$5,644	1.98%
2014	1,166	7,601	502	2,849	43	1,668	10,450	3.67%
2015	676	6,461	381	3,894	36	1,057	10,355	3.64%
2016	1,827	31,110	235	1,902	35	2,062	33,012	11.60%
2017	622	10,237	1,149	8,135	35	1,771	18,372	6.46%
2018	1,215	13,724	2,117	12,285	38	3,332	26,009	9.14%
2019	3,575	26,566	2,530	10,460	24	6,105	37,026	13.01%
2020	2,027	19,340	30	457	14	2,057	19,797	6.96%
2021	4,329	37,848	2,339	13,252	17	6,668	51,100	17.96%
2022	711	8,968	1,040	4,692	7	1,751	13,660	4.80%
Thereafter	3,898	52,392	1,279	6,745	22	5,177	59,137	20.78%

Total	20,990	$219,520	11,636	$65,042	293	32,626	$284,562	100.00%

Weighted Average Remaining Term (years)(2)
Triple Net Single-Tenant Properties(3)		7.53		6.95			7.41
Multi-Tenant Properties		7.12		5.41			6.59
Other Single-Tenant Properties		5.71		7.62			6.17
Total Weighted Average Remaining Term (years)(2)		7.30		6.56			7.13

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

Property Portfolio Size

Our portfolio size at the end of each quarter since commencement of our initial public offering (October 24, 2006) through June 30, 2013 is as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Cumulative Property Portfolio as of:	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
12/31/2006	9	878	$86,644	—	—	$—	9	878	$86,644
3/31/2007	9	878	86,644	—	—	—	9	878	86,644
6/30/2007	10	928	110,491	—	—	—	10	928	110,491
9/30/2007	42	5,439	348,456	—	—	—	42	5,439	348,456
12/31/2007	44	5,576	353,594	—	—	—	44	5,576	353,594
3/31/2008	47	6,257	426,856	—	—	—	47	6,257	426,856
6/30/2008	47	6,257	426,856	1	605	35,636	48	6,862	462,492
9/30/2008	49	6,483	486,777	6	3,307	193,773	55	9,790	680,550
12/31/2008	52	6,771	582,682	8	5,649	273,205	60	12,420	855,887
3/31/2009	52	6,771	582,717	8	5,649	273,130	60	12,420	855,847
6/30/2009	53	7,106	598,103	11	5,976	305,308	64	13,082	903,411
9/30/2009	57	7,805	719,822	11	5,976	305,202	68	13,781	1,025,024
12/31/2009	60	8,630	791,314	13	6,904	356,158	73	15,534	1,147,472
3/31/2010	58	8,407	748,835	18	7,392	418,818	76	15,799	1,167,653
6/30/2010	62	9,086	916,210	22	8,633	471,615	84	17,719	1,387,825
9/30/2010	63	9,295	983,810	22	8,633	471,615	85	17,928	1,455,425
12/31/2010	73	12,800	1,308,560	30	9,901	629,268	103	22,701	1,937,828
3/31/2011	73	12,800	1,308,560	43	11,950	903,508	116	24,750	2,212,068
6/30/2011	75	14,614	1,657,966	43	12,356	917,566	118	26,970	2,575,532
9/30/2011	74	13,906	1,689,048	43	12,355	918,771	117	26,261	2,607,819
12/31/2011	77	14,434	1,747,299	45	13,851	997,506	122	28,285	2,744,805
3/31/2012	78	15,784	1,824,403	46	13,997	1,007,753	124	29,781	2,832,156
6/30/2012	78	15,784	1,842,359	46	13,997	1,007,753	124	29,781	2,850,112
9/30/2012	78	16,831	1,920,218	46	13,997	1,008,246	124	30,828	2,928,464
12/31/2012	82	18,995	2,070,272	47	15,067	1,071,267	129	34,062	3,141,539
3/31/2013	99	22,314	2,572,995	30	11,748	713,722	129	34,062	3,286,717
6/30/2013	99	22,405	2,573,034	30	11,748	713,722	129	34,153	3,286,756

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

Revenue Recognition and Valuation of Receivables

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $17,745,000 and $17,760,000 as security for such leases at June 30, 2013 and December 31, 2012, respectively.

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

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $339,000 and $11,000 as of June 30, 2013 and December 31, 2012 , respectively.

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

Fair Value of Financial Instruments and Investments

We elected to apply the fair value option for one of our eligible mortgage notes payable that was newly issued debt during the year ended December 31, 2008. The measurement of the elected mortgage note payable at its fair value and its impact on the statement of operations is described in Note 16 to the condensed consolidated financial statements “Fair Value Option—Note Payable” and Note 17 to the condensed consolidated financial statements “Fair Value of Financial Instruments and Investments.”

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

Rental Operations

Our reportable segments consist of three types of commercial real estate properties for which our management internally evaluates operating performance and financial results: the Domestic Industrial Properties, Domestic Office Properties and International Office/Retail Properties. We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance, management fees and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and our company-level general and administrative expenses. The following tables compare the net operating income for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Domestic Industrial Properties
Revenues:
Rental	$13,688	$10,631	$27,061	$19,766
Tenant Reimbursements	5,605	2,535	8,858	4,917

Total Revenues	19,293	13,166	35,919	24,683

Property and Related Expenses:
Operating and Maintenance	829	606	1,672	1,253
General and Administrative	56	105	141	271
Property Management Fee to Related Party	73	91	148	159
Property Taxes	4,981	2,012	7,639	4,041

Total Expenses	5,939	2,814	9,600	5,724

Net Operating Income	13,354	10,352	26,319	18,959

Domestic Office Properties
Revenues:
Rental	35,712	24,243	64,597	48,632
Tenant Reimbursements	10,297	5,699	16,884	11,318

Total Revenues	46,009	29,942	81,481	59,950

Property and Related Expenses:
Operating and Maintenance	6,363	4,157	11,222	8,492
General and Administrative	188	136	262	199
Property Management Fee to Related Party	184	224	411	461
Property Taxes	6,326	3,398	11,142	6,745

Total Expenses	13,061	7,915	23,037	15,897

Net Operating Income	32,948	22,027	58,444	44,053

International Office/Retail Properties
Revenues:
Rental	1,712	1,694	3,492	3,489
Tenant Reimbursements	96	84	170	163

Total Revenues	1,808	1,778	3,662	3,652

Property and Related Expenses:
Operating and Maintenance	106	70	190	196
General and Administrative	97	104	118	152
Property Management Fee to Related Party	29	75	(39)	152

Total Expenses	232	249	269	500

Net Operating Income	1,576	1,529	3,393	3,152

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Reconciliation to Consolidated Net Income (Loss)
Total Segment Net Operating Income	47,878	33,908	88,156	66,164
Expenses:
Interest	10,482	8,711	19,786	17,467
General and Administrative	7,235	1,924	12,189	3,812
Investment Management Fee to Related Party	(11)	6,150	489	12,111
Acquisition	162	31	2,004	1,409
Depreciation and Amortization	26,770	17,985	48,774	35,961
Transition Costs	693	1,936	728	1,936
Listing	10,506	0	10,506	0

	(7,959)	(2,829)	(6,320)	(6,532)

Other Income and Expenses
Interest and Other Income	280	485	487	1,545
Net Settlement Payments on Interest Rate Swaps	(704)	(164)	(1,047)	(324)
Gain on Interest Rate Swaps	2,383	122	1,466	246
Loss on Note Payable at Fair Value	(32)	(25)	(57)	(60)

Loss from Continuing Operations Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	(6,032)	(2,411)	(5,471)	(5,125)

Provision for Income Taxes	(151)	(160)	(220)	(142)
Equity in Income of Unconsolidated Entities	2,575	1,087	6,939	1,629
Gain (Loss) on Conversion of Equity Investment to Controlling Interest	(32)	0	77,202	0

Net (Loss) Income from Continuing Operations	(3,640)	(1,484)	78,450	(3,638)

Discontinued Operations
Loss From Write Down to Sales Value	0	(415)	0	(415)

Loss From Discontinued Operations	0	(415)	0	(415)

Net (Loss) Income	(3,640)	(1,899)	78,450	(4,053)

Net Loss (Income) Attributable to Non-Controlling Operating Partnership Units	4	0	(79)	2

Net (Loss) Income Attributable to Chambers Street Properties Shareholders	$(3,636)	$(1,899)	$78,371	$(4,051)

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

Consolidated Results of Operations

Comparison of Three Months Ended June 30, 2013 to Three Months Ended June 30, 2012

Revenues

Rental

Rental revenue increased $14,542,000, or 40%, to $51,110,000 during the three months ended June 30, 2013 compared to $36,568,000 for the three months ended June 30, 2012. The increase was primarily due to the acquisitions of 2400 Dralle Road, Midwest Commerce Center I, 20000 S Diamond Lake Rd., Gateway at Riverside, 701 & 801 Charles Ewing Blvd. and Mid-Atlantic Distribution Center—Bldg. A (the “2012 Acquisitions”) during the year ended December 31, 2012 and the acquisitions of 1400 Atwater Drive and 17 properties acquired from the Duke joint venture (the “2013 Acquisitions,” together with the “2012 Acquisitions,” the “2012 and 2013 Acquisitions”).

Tenant Reimbursements

Tenant reimbursements increased $7,682,000, or 92%, to $16,000,000 for the three months ended June 30, 2013 compared to $8,318,000 for the three months ended June 30, 2012, primarily due to tenant reimbursement revenue from the 2012 and 2013 Acquisitions.

Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $2,465,000, or 51%, to $7,298,000 for the three months ended June 30, 2013 compared to $4,833,000 for the three months ended June 30, 2012. The increase was primarily due to operating and maintenance expenses attributable to the 2012 and 2013 Acquisitions.

Property Taxes

Property tax expense increased $5,897,000, or 109%, to $11,307,000 for the three months ended June 30, 2013 compared to $5,410,000 for the three months ended June 30, 2012. The increase in property taxes was primarily due to the 2012 and 2013 Acquisitions.

Interest

Interest expense increased $1,771,000, or 20%, to $10,482,000 for the three months ended June 30, 2013 compared to $8,711,000 for the three months ended June 30, 2012 primarily as a result of assumption of debt related to the 2013 acquisition of Duke Realty’s 20% interest in 17 properties previously held by the Duke joint venture and our unsecured credit facility and term loans interest.

General and Administrative

General and administrative expense increased $5,307,000, or 234%, to $7,576,000 for the three months ended June 30, 2013 compared to $2,269,000 for the three months ended June 30, 2012. Of the total increase, $3,599,000 was due to salary and other expenses incurred as a result of internalization of management on July 1, 2012; $1,260,000 was due to the increase in legal and other professional fees; $507,000 was due to an increase in share based compensation to trustees and certain members of management; $130,000 was due to the increase in directors’ and officers’ insurance and other expenses offset by the reduction of $165,000 in shareholders servicing fees and report production costs and $24,000 in audit, tax and Sarbanes Oxley assistance.

Property Management Fee and Investment Management Fee to Related Party

Property management fee and investment management fee to related party decreased $6,265,000, or 96%, to $275,000 for the three months ended June 30, 2013 compared to $6,540,000 for the three months ended June 30, 2012. The decrease is primarily due to the termination of the Transitional Services Agreement.

Acquisition

Acquisition expenses increased $131,000, or 423%, to $162,000 for the three months ended June 30, 2013 compared to $31,000 for the three months ended June 30, 2012. The increase was due to additional expense incurred related to the acquisitions during the first quarters of 2013 and 2012, respectively.

Depreciation and Amortization

Depreciation and amortization expense increased $8,785,000, or 49%, to $26,770,000 for the three months ended June 30, 2013 as compared to $17,985,000 for the three months ended June 30, 2012. The net increase was related to 2012 and 2013 Acquisitions.

Transition Costs

Transition costs decreased $1,243,000, or 64%, to $693,000 for the three months ended June 30, 2013 as compared to $1,936,000 for the three months ended June 30, 2012. Transition costs were primarily incurred in 2012 during our transition to self-management.

Listing

During three months ended June 30, 2013, we incurred $10,506,000 of listing expense in connection with the listing of our common shares on the NYSE on May 21, 2013 and the completion of the tender offer. There was no listing expense incurred for the three months ended June 30, 2012.

Interest and Other Income

Interest and other income decreased $205,000, or 42%, to $280,000 for the three months ended June 30, 2013 compared to $485,000 for the three months ended June 30, 2012. The decrease was primarily due to the recognition of revenue for the lease terminations at Fairforest Bldg. 3 in 2012.

Net Settlement Payments on Interest Rate Swaps

During the three months ended June 30, 2013, we made net payments on interest rate swaps of $704,000 compared to $164,000 during the three months ended June 30, 2012. The increase is a result of increased non-qualifying hedge activity for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Gain on Interest Rate Swaps

During the three months ended June 30, 2013, our derivative instruments incurred a gain of $2,383,000 compared to $122,000 for the three months ended June 30, 2012 or a year to year increase of $2,261,000. The year to year change is attributable to the upcoming Albion Mills Retail Park debt maturity and the gain on fair value on interest rate swaps on the TD and Wells Fargo loans.

Loss on Note Payable at Fair Value

Loss on the Albion Mills Retail Park notes payables is $32,000 for the three months ended June 30, 2013 compared to $25,000 for the three months ended June 30, 2012. The year to year valuation change is attributable to the pending Albion Mills Retail Park debt maturity in October 2013.

Provision for Income Taxes

Provision for income taxes decreased $9,000, or 6%, to $151,000 for the three months ended June 30, 2013 compared to $160,000 for the three months ended June 30, 2012. The nominal decrease in income tax provision was not attributable to any one factor.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities increased $1,488,000, or 137%, to $2,575,000 for the three months ended June 30, 2013 compared to $1,087,000 for the three months ended June 30, 2012. The increase was primarily due to improved performance of CBRE Strategic Partners Asia joint venture, the acquisition of Koblenz Distribution Center by the European JV and the acquisition of Valley Park, Unit D by the UK JV.

(Loss) Gain on Conversion of Equity Interest to Controlling Interest

During the three months ended June 30, 2013, loss on conversion of equity investment to controlling interest was $32,000, which was attributable to the acquisition of 17 properties from Duke joint venture. There was no loss on conversion of equity investment to controlling interest during the three months ended June 30, 2012.

Discontinued Operations

There were no discontinued operations during the three months ended June 30, 2013. Loss from discontinued operations for the three months ended June 30, 2012 was $415,000. The loss was attributable to valuation adjustment of Cherokee Corporate Park as of June 30, 2012.

Net Loss Attributable to Non-Controlling Operating Partnership Units

During the three months ended June 30, 2013, net loss attributable to non-controlling interest was $4,000 compared to $0 for the three months ended June 30, 2012, or a year to year decrease of $4,000.

Consolidated Results of Operations

Comparison of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2012

Revenues

Rental

Rental revenue increased $23,263,000, or 32%, to $95,150,000 during the six months ended June 30, 2013 compared to $71,887,000 for the six months ended June 30, 2012. The increase was primarily due to the acquisitions of 2400 Dralle Road, Midwest Commerce Center I, 20000 S Diamond Lake Rd., Gateway at Riverside, 701 & 801 Charles Ewing Blvd. and Mid-Atlantic Distribution Center—Bldg. A (the “2012 Acquisitions”) during the year ended December 31, 2012 and the acquisitions of 1400 Atwater Drive and 17 properties acquired from the Duke joint venture (the “2013 Acquisitions,” together with the “2012 Acquisitions,” the “2012 and 2013 Acquisitions”).

Tenant Reimbursements

Tenant reimbursements increased $9,514,000, or 58%, to $25,912,000 for the six months ended June 30, 2013 compared to $16,398,000 for the six months ended June 30, 2012, primarily due to tenant reimbursement revenue from the 2012 and 2013 Acquisitions.

Expenses

Operating and Maintenance

Property operating and maintenance expenses increased $3,143,000, or 32%, to $13,084,000 for the six months ended June 30, 2013 compared to $9,941,000 for the six months ended June 30, 2012. The increase was primarily due to operating and maintenance expenses attributable to the 2012 and 2013 Acquisitions.

Property Taxes

Property tax expense increased $7,995,000, or 74%, to $18,781,000 for the six months ended June 30, 2013 compared to $10,786,000 for the six months ended June 30, 2012. The increase in property taxes was primarily due to the 2012 and 2013 Acquisitions.

Interest

Interest expense increased $2,319,000, or 13%, to $19,786,000 for the six months ended June 30, 2013 compared to $17,467,000 for the six months ended June 30, 2012 primarily as a result of assumption of debt related to the 2013 acquisition of Duke Realty’s 20% interest in 17 properties previously held by the Duke joint venture and our unsecured credit facility and term loans interest.

General and Administrative

General and administrative expense increased $8,276,000, or 187%, to $12,710,000 for the six months ended June 30, 2013 compared to $4,434,000 for the six months ended June 30, 2012. Of the total increase, $5,147,000 was due to salary and other expenses incurred as a result of internalization of management on July 1, 2012; $1,933,000 was due to the increase in legal and other professional fees; $947,000 was due to an increase in share based compensation to trustees and certain members of management; $250,000 was due to the increase in directors’ and officers’ insurance and other expenses and $11,000 was due to an increase in audit, tax and Sarbanes Oxley assistance offset by a reduction of $12,000 in shareholders servicing fees and report production costs.

Property Management Fee and Investment Management Fee to Related Party

Property management fee and investment management fee to related party decreased $11,874,000, or 92%, to $1,009,000 for the six months ended June 30, 2013 compared to $12,883,000 for the six months ended June 30, 2012. The decrease is primarily due to the termination of the Transitional Services Agreement.

Acquisition

Acquisition expenses increased $595,000, or 42%, to $2,004,000 for the six months ended June 30, 2013 compared to $1,409,000 for the six months ended June 30, 2012. The increase was due to an increase in the value of properties acquired during six months ended June 30, 2013 as compared to those acquired during the same period in 2012.

Depreciation and Amortization

Depreciation and amortization expense increased $12,813,000, or 36%, to $48,774,000 for the six months ended June 30, 2013 as compared to $35,961,000 for the six months ended June 30, 2012. The net increase was related to 2012 and 2013 Acquisitions.

Transition Costs

Transition costs decreased $1,208,000, or 63%, to $728,000 for the six months ended June 30, 2013 as compared to $1,936,000 for the six months ended June 30, 2012. Transition costs were primarily incurred in 2012 during our transition to self-management.

Listing

During six months ended June 30, 2013, we incurred $10,506,000 of listing expense in connection with the listing of our common shares on the NYSE on May 21, 2013 and the completion of the tender offer. There was no listing expense incurred for the six months ended June 30, 2012.

Interest and Other Income

Interest and other income decreased $1,058,000, or 68%, to $487,000 for the six months ended June 30, 2013 compared to $1,545,000 for the six months ended June 30, 2012. The decrease was primarily due to the recognition of revenue for the lease terminations at Fairforest Bldg. 3 in 2012.

Net Settlement Payments on Interest Rate Swaps

During the six months ended June 30, 2013, we made net payments on interest rate swaps of $1,047,000 compared to $324,000 during the six months ended June 30, 2012. The increase is a result of increased non-qualifying hedge activity for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Gain on Interest Rate Swaps

During the six months ended June 30, 2013, our derivative instruments incurred a gain of $1,466,000 compared to $246,000 for the six months ended June 30, 2012 or a year to year increase of $1,220,000. The year to year change is attributable to the upcoming Albion Mills Retail Park debt maturity and the gain on fair value on interest rate swaps on the TD and Wells Fargo loans.

Loss on Note Payable at Fair Value

Loss on the Albion Mills Retail Park notes payables is $57,000 for the six months ended June 30, 2013 compared to $60,000 for the six months ended June 30, 2012. The year to year valuation change is attributable to the pending Albion Mills Retail Park debt maturity in October 2013.

Provision for Income Taxes

Provision for income taxes increased $78,000, or 55%, to $220,000 for the six months ended June 30, 2013 compared to $142,000 for the six months ended June 30, 2012. The increase is primarily due to 2013 acquisition of Duke Realty’s 20% interest in 17 properties previously held by the Duke joint venture, which resulted in an increase in our Texas and North Carolina state tax accruals.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities increased $5,310,000, or 326%, to $6,939,000 for the six months ended June 30, 2013 compared $1,629,000 for the six months ended June 30, 2012. The increase was primarily due to improved performance of CBRE Strategic Partners Asia joint venture, the acquisition of Koblenz Distribution Center by the European JV and the acquisition of Valley Park, Unit D by the UK JV.

(Loss) Gain on Conversion of Equity Interest to Controlling Interest

During the six months ended June 30, 2013, gain on conversion of equity investment to controlling interest was $77,202,000 attributable to the acquisition of 17 properties from Duke joint venture. There was no gain on conversion of equity investment to controlling interest during the six months ended June 30, 2012.

Discontinued Operations

There were no discontinued operations during the six months ended June 30, 2013. Loss from discontinued operations for the six months ended June 30, 2012 was $415,000. The loss was attributable to valuation adjustment of Cherokee Corporate Park as of June 30, 2012.

Net Loss Attributable to Non-Controlling Operating Partnership Units

During the six months ended June 30, 2013, net loss attributable to non-controlling interest was $79,000 compared to a net gain attributable to non-controlling interest of $2,000 for the six months ended June 30, 2012, or a year to year decrease of $81,000.

Financial Condition, Liquidity and Capital Resources

Overview

Liquidity is a measurement of the ability to meet cash requirements, which principally include funding investments and ongoing commitments, to repay borrowings, to make distributions to our shareholders and other general business needs. Our sources of funds will primarily be property operating cash flows and borrowings, including under our unsecured credit facility or other forms of secured or unsecured financing that we may enter into from time to time. Additionally, we expect other financing opportunities could provide additional sources of funds, including the issuance of equity and debt securities. Our ability to raise funds is dependent on general economic conditions, general market conditions for REITs, and our operating performance. We believe that these cash resources will be sufficient to satisfy our cash requirements and we do not anticipate a need to raise funds from other than these sources within the next twelve months. While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which would affect our financial condition and results of operations. For example, we may be required to comply with new laws or regulations that cause us to incur unanticipated capital expenditures for our properties, thereby increasing our liquidity needs. Even if there are no material changes to our anticipated liquidity requirements, our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or needed. Cash flow from operations is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectability of rent and operating escalations and recoveries from our tenants and the level of operating and other costs. The properties in our portfolio are located in markets throughout the United States. Positive or negative changes in economic or other conditions, adverse weather conditions and natural disasters in these markets may affect our overall performance. No single tenant accounted for more than 7.70% of our annualized base rent for the six months ended June 30, 2013.

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

In addition to making investments in accordance with our investment objectives, we have used, and may be required to use in the future, our capital resources to make certain payments to the former investment advisor or its affiliates. During the acquisition and operational stages, certain services related to the acquisition and management of our investments and our operations were provided to us by the former investment advisor pursuant to an advisory agreement entered into in July 2004 which was amended and restated in October 2006, in December 2010 and again in April 2012. The advisory agreement terminated according to its terms on June 30, 2012. Pursuant to the advisory agreement, we made various payments to the former investment advisor, including acquisition fees, investment management fees and payments for reimbursements of certain costs incurred by the former investment advisor in providing related services to us. We also made various payments to the former investment advisor pursuant to the Transitional Services Agreement which expired on April 30, 2013. See Note 11 to the Condensed Consolidated Financial Statements “Investment

Management and Other Fees to Related Parties,” for a discussion of fees and expenses paid to the former investment advisor for the years ended December 31, 2012, 2011 and 2010, respectively, and for a discussion of our transition to self-management. Additionally, we also have issued to an affiliate of our former investment advisor one Class B limited partnership interest (representing 100% of the Class B interest outstanding) in CSP OP, which certain of our executive officers own an aggregate 15% distribution interest. For a description of the Class B interest, See Note 11 to the Condensed Consolidated Financial Statements “Investment Management and Other Fees to Related Parties.” On May 21, 2013, we listed our common shares on the NYSE and, as a result, we will be required to redeem the Class B interest at the time prescribed, and at an amount calculated, in accordance with the partnership agreement of CSP OP. Lastly, during the year ended December 31, 2012, we began the process of transitioning from being an externally managed company to a self-managed company and we believe the costs incurred to accomplish this transition involve many costs which are being excluded to arrive at Core FFO.

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

As of June 30, 2013, we had $87,861,000 cash and cash equivalents available as well as $439,956,000 available under the Unsecured Credit Facility.

On May 21, 2013, we listed our common shares, on the NYSE under the symbol “CSG” (the “Listing”) and concurrently commenced a modified “Dutch Auction” tender offer to purchase up to $125,000,000 in value of the common shares (the “Tender Offer”) from our shareholders. As a result of the Tender Offer, on June 26, 2013, we accepted for purchase 12,376,237 common shares at a purchase price of $10.10 per share, for an aggregate cost of approximately $125,000,000, excluding fees and expenses relating to the Tender Offer.

Historical Cash Flows

Our net cash provided by operating activities decreased by $1,382,000 to $55,048,000 for the six months ended June 30, 2013, compared to $56,430,000 for the six months ended June 30, 2012. The decrease was due to a number of factors, primarily the payment of expenses to related party during the six months ended June 30, 2013 that were accrued as of December 31, 2012.

Net cash used in investing activities decreased by $30,090,000 to $76,607,000 for the six months ended June 30, 2013, compared to $106,697,000 for the six months ended June 30, 2012. The decrease was mainly due to a reduction in overall year-to-year capital spending. During the six months ended June 30, 2012, we acquired 2400 Dralle Road, Valley Park, Unit D (UK JV) and expended funds on the 1400 Atwater development property. The funds expended on these 2012 transactions exceeded the funds required to purchase our partner’s 20% interest in 17 properties held by the Duke joint venture and our partner’s interest in 1400 Atwater during the six months ended June 30, 2013.

Net cash provided by financing activities decreased by $83,561,000 to $2,186,000 for the six months ended June 30, 2013, compared to $85,747,000 for the six months ended June 30, 2012. The decrease was due to a reduction in proceeds from our prior public offering of $171,258,000, an increase in shareholder redemptions of $24,604,000, an increase in distributions to shareholders of $3,114,000, an increase in deferred financing costs of $1,425,000, a decrease of $966,000 relating to our Non-Controlling Interest-Variable Interest Entity, an increase in principal payments on notes payable of $22,648,000, repurchase and cancellation of common stock of $125,000,000 and a decrease in security deposits of $30,000 offset by an increase in loan payable of $245,044,000 and a decrease in payment of offering costs of $20,440,000.

Non-GAAP Supplemental Financial Measures: FFO, Core FFO and AFFO

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

We compute FFO in accordance with standards established by NAREIT. Modifications to the NAREIT calculation of FFO are common among REITs, as companies seek to provide financial measures that meaningfully reflect their business and provide greater transparency to the investing public as to how the management team considers their results of operations. As a result, our FFO may not be comparable to FFO as reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we do. The revised NAREIT White Paper on FFO defines FFO as net income or loss computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, impairment charges and gains and losses from sales of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures.

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

However, changes in the accounting and reporting rules under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that have been put into effect since the establishment of NAREIT’s definition of FFO have prompted an increase in the non-cash and non-operating items included in FFO. We calculate Core FFO as FFO exclusive of the net effects of acquisition costs, interest rate swap gains/losses, transition and listing costs, and unrealized gain/loss in investments in unconsolidated entities. Core FFO, is a useful measure to management’s decision-making process. As discussed below, period to period fluctuations in the excluded items can be driven by short-term factors that are not particularly relevant to our long-term investment decisions, long-term capital structures or long-term tax planning and tax structuring decisions.

We believe that Core FFO appropriately presents our results of operations on a comparative basis. The items that we exclude from net income are subject to significant fluctuations from period to period that cause both positive and negative effects on our results of operations, often in inconsistent and unpredictable directions. For example, our acquisition costs are primarily the result of the volume of our acquisitions completed during each period, and therefore we believe such acquisition costs are not reflective of our operating results during each period. Similarly, unrealized gains or losses that we have recognized during a given period are based primarily upon changes in the estimated fair market value of certain of our investments due to changes in market conditions and do not necessarily reflect the operating performance of these properties during the corresponding period. During the three month period ended June 30, 2012, the Company began the process of transitioning from being an externally managed company to a self-managed company and we believe the costs incurred to accomplish this transition involve many costs which are being excluded to arrive at Core FFO. Lastly, we incurred certain costs during the three months ended June 30, 2013, in connection with the Listing and the Tender Offer and believe the costs incurred should also be excluded to arrive at Core FFO.

We believe that Core FFO is useful to investors as a supplemental measure of operating performance. We believe that adjusting FFO to exclude acquisition costs provides investors a view of the performance of our portfolio over time, including if we cease to acquire properties on a frequent and regular basis and allows for a comparison of the performance of our portfolio with other REITs that are not currently engaging in acquisitions. We also believe that Core FFO may provide investors with a useful indication of our future performance, and of the sustainability of our current distribution policy. However, because Core FFO excludes acquisition costs, which are important components in an analysis of our historical performance, such supplemental measure should not be construed as a historical performance measure and may not be as useful a measure for estimating the value of our common shares.

We calculate AFFO as Core FFO exclusive of the net effects of (i) amortization associated with deferred financings costs; (ii) amortization of above- and below-market lease intangibles; (iii) amortization of premium on notes payable; (iv) amortization of deferred revenue related to tenant improvements, (v) deferred income taxes; (vi) share-based and other non-cash compensation expense; (vii) deferred straight-line rental revenue; and (viii) recurring capital expenditures.

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

The following table presents our FFO, Core FFO and AFFO for the three and six months ended June 30, 2013 and 2012 (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Reconciliation of Net (Loss) Income to FFO, Core FFO and AFFO
Net (Loss) Income	$(3,640)	$(1,899)	$78,450	$(4,053)
Real Estate Depreciation and Amortization	26,770	17,985	48,774	35,961
Loss (Gain) on Conversion of Equity Interest to Controlling Interest	32	0	(77,202)	0
Loss on Write Down to Net Sales Value	0	415	0	415
Net Effect of FFO Adjustment from Unconsolidated Entities(1)	9,828	12,719	20,151	25,788

Funds from Operations	$32,990	$29,220	$70,173	$58,111
Acquisition Expenses	162	31	2,004	1,928
Gain on Interest Rate Swaps	(2,383)	(122)	(1,466)	(246)
Transition costs	693	1,936	728	1,936
Listing Expense	10,506	0	10,506	0
Net Effect of Core FFO Adjustments from Unconsolidated Entities(2)	(1,032)	491	(3,566)	798

Core Funds from Operations	$40,936	$31,556	$78,379	$62,527
Amortization of Deferred Financing Costs	677	458	1,288	911
Amortization of Above and Below Market Leases	1,782	887	3,155	1,501
Amortization of Premium on Notes Payable	(1,113)	(338)	(1,655)	(651)
Amortization of Deferred Revenue Related to Tenant Improvements	(716)	0	(716)	0
Share-Based Compensation	553	0	993	0
Straight-line Rent Adjustments, Net	(2,621)	(1,791)	(4,531)	(3,761)
Recurring Capital Expenditures	(1,615)	(620)	(2,238)	(1,334)
Net Effect of AFFO Adjustments from Unconsolidated Entities(1)(3)	(3,293)	(2,511)	(4,598)	(4,018)

Adjusted Funds from Operations	$34,590	$27,641	$70,077	$55,175

Amounts per share (basic and diluted):
Net (Loss) Income	$(0.01)	$(0.01)	$0.32	$(0.02)
Funds from Operations	$0.13	$0.12	$0.28	$0.24
Core Funds from Operations	$0.16	$0.13	$0.32	$0.25
Adjusted Funds from Operations	$0.14	$0.11	$0.28	$0.22

(1)

Represents our share of the FFO, Core FFO, and AFFO adjustments for each of our unconsolidated entities multiplied by the percentage of income or loss recognized by us for each of these unconsolidated entities during each of the quarters.

(2)	Consists of unrealized gain related to properties held in the unconsolidated entities for all periods presented.

(3)

Consists of straight-line rent adjustments, amortization of above and below market leases and recurring capital expenditures offset by deferred financing costs related to properties held in the unconsolidated entities, for all periods presented.

Notes Payable

In connection with our acquisition of the Carolina Portfolio on August 30, 2007, we assumed 13 loans with principal balances totaling $66,110,000 ($62,944,000 at estimated fair value including the discount of $3,166,000) from various lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. The loans bear interest at rates ranging from 4.98% to 6.33% per annum and mature between March 1, 2013 and February 1, 2025. The loans require monthly payments of interest and principal, fully amortized over the lives of the loans. Two of the 13 loans, North Rhett III and HJ Park—Bldg. 1, were paid off in full on November 22, 2011 and December 3, 2012, respectively. Principal payments totaling $1,980,000 were made during the six months ended June 30, 2013. We indemnify the lenders against environmental costs and expenses and guarantee the loans under certain conditions.

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

On May 30, 2008, we entered into a £7,500,000 financing arrangement with the Royal Bank of Scotland plc. secured by the Thames Valley Five property. On July 27, 2010 we paid down the loan by £1,860,000 leaving a loan balance of £5,640,000 ($0 at June 30, 2013). The loan is for a term of five years (with a two-year extension option) and bears interest at a variable rate adjusted quarterly, (based on nine month GBP-based LIBOR plus 1.01%. On August 14, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 5.41% plus 1.01% or 6.42% per annum as of June 30, 2013, and expires on May 30, 2013. In conjunction with the loan paydown, we incurred a cost of £227,000 ($361,000 at August 3, 2010) to reduce the notional amount of the interest rate swap from £7,500,000 to £5,640,000. The loan was paid in full on May 29, 2013.

On October 10, 2008, we entered into a £5,771,000 ($8,776,000 at June 30, 2013) financing agreement with the Royal Bank of Scotland plc. secured by Albion Mills Retail Park property. The loan is for a term of five years and bears interest at a variable rate adjusted quarterly, based on three month GBP-based LIBOR plus 1.31%. On November 25, 2008, we entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% plus 1.31% or 5.25% per annum as of June 30, 2013 and expires on October 10, 2013. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On November 18, 2008, in connection with the acquisition of Avion Midrise III & IV, we assumed $20,851,000 ($22,186,000 face value less discount of $1,335,000) fixed rate mortgage loan from Capmark Finance, Inc. that bears interest at a rate of 5.52% per annum and matures on April 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $241,000 were made during the six months ended June 30, 2013.

On August 5, 2009, in connection with the acquisition of 12650 Ingenuity Drive, we assumed a $12,572,000 ($13,539,000 face value less a discount of $967,000) fixed rate mortgage loan from PNC Bank, National Association that bears interest at a rate of 5.62% and matures on October 1, 2014. Principal and interest payments are due monthly for the remaining loan term and principal payments totaling $213,000 were made during the six months ended June 30, 2013.

On August 10, 2009, we entered into a £13,975,000 ($21,252,000 at June 30, 2013) financing agreement with the Abbey National Treasury Services plc. secured by the Maskew Retail Park property. On September 24, 2009, we drew the full amount of the loan and concurrently entered into an interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% plus 2.26% or 5.68% per annum for the five-year term of the loan. Interest only payments are due quarterly for the term of the loan with principal due at maturity.

On June 24, 2010, we assumed two loans in connection with the acquisition of One Wayside Road: (i) a $14,888,000 ($14,633,000 at face value plus a premium of $255,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.66% and matures on August 1, 2015; and (ii) a $12,479,000 ($12,132,000 at face value plus a premium of $347,000) fixed rate mortgage loan from State Farm Life Insurance Company that bears interest at a rate of 5.92% and matures on August 1, 2015. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $339,000 were made during the six months ended June 30, 2013 on the two loans.

On September 28, 2010, we assumed two loans in connection with the acquisition of 100 Tice Blvd.: (i) a $23,136,000 ($21,218,000 at face value plus a premium of $1,918,000) fixed rate loan from Principal Life Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017; (ii) a $23,136,000 ($21,217,000 at a face value plus a premium of $1,919,000) fixed rate mortgage from Hartford Life and Accidental Insurance Company that bears interest at a rate of 5.97%, matures on September 15, 2022 and the lender has the right to call the loan due and payable on September 15, 2017. Principal and interest payments are due monthly for the remaining loan terms and principal payments totaling $542,000 were made during the six months ended June 30, 2013 on the two loans.

On December 29, 2010, we entered into a $12,600,000 secured term loan through Woodmen of The World Life Insurance Society secured by the Ten Parkway North property. The Ten Parkway North loan bears interest at a fixed rate of 4.75% per annum and matures on January 1, 2021. Principal and interest payments are due monthly and principal payments totaling $146,000 were made during the six months ended June 30, 2013.

Beginning January 2011, principal and interest payments are due monthly on the $9,725,000 term loan secured by the Deerfield Commons I that was originally entered into on November 29, 2005. The loan bears interest at a fixed rate of 5.23% per annum and interest only payments were due monthly for the first 60 months. Principal payments totaling $75,000 were made during the six months ended June 30, 2013.

On February 8, 2011, we entered into five cross-collateralized secured term loans totaling $37,000,000 with ING USA Annuity and Life Insurance Company secured by the following properties: 4701 Gold Spike Road, $10,650,000, Summit Distribution Center, $6,700,000, Tolleson Commerce Park II, $4,600,000, 3660 Deerpark Blvd., $7,650,000 and 1985 International Way, $7,400,000. The loans bear interest at a fixed rate of 4.45% and mature on March 1, 2018. Principal and interest payments were due monthly and principal payments totaling $322,000 were made during the six months ended June 30, 2013.

On April 11, 2011, in connection with the acquisition of 70 Hudson Street, we assumed a $124,113,000 ($120,857,000 face value plus a premium of $3,256,000) fixed rate mortgage loan from Lehman Brothers Bank, FSB that bears interest at a rate of 5.65% and matures on April 11, 2016. Principal and interest payments are due monthly and principal payments totaling $936,000 were made during the six months ended June 30, 2013.

On April 11, 2011, in connection with the acquisition of 90 Hudson Street, we assumed a $120,247,000 ($117,562,000 face value plus a premium of $2,685,000) fixed rate mortgage loan from Teachers Insurance and Annuity Association of America that bears interest at a rate of 5.66% and matures on May 1, 2016. On July 14, 2011, we and Teachers Insurance and Annuity Association of America, or the Lender, agreed to modify the $117,562,000 existing mortgage loan assumed by us. The loan was modified to extend its maturity by three years, from May 1, 2016 to May 1, 2019. The 5.66% annual interest rate was unchanged but is subject to a new 30-year amortization schedule. We pre-paid approximately $8,600,000 of loan’s balance (with no pre-payment penalty) in connection with the modification. Principal and interest payments are due monthly and principal payments totaling $758,000 were made during the six months ended June 30, 2013.

On December 30, 2011, in connection with the acquisition of Sabal Pavilion, we assumed a $15,428,000 ($14,700,000 face value plus a premium of $728,000) fixed rate mortgage loan from U.S. Bank National Association that bears interest at a rate of 6.38%. This fixed rate mortgage loan was paid in full on May 1, 2013.

In connection with our acquisition of Duke Realty’s 20% interest in the 17 properties held by the Duke joint venture on March 1, 2013, we assumed 14 loans encumbering the 17 properties with principal balances totaling $216,011,000 ($230,573,000 at estimated fair value including the premiums of $14,562,000) from 4 lenders that are secured by first deeds of trust on the properties and the assignment of related rents and leases. The loans bear interest at rates ranging from 3.41% to 5.25% per annum and mature between December 1, 2015 and October 1, 2021. The loans require monthly payments of interest and principal, with remaining principal due at maturity. Principal payments totaling $1,147,000 were made during the six months ended June 30, 2013.

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

The loans under the Unsecured Credit Facility will bear interest, at CSP OP’s election, based on (i) LIBOR, for interest periods of one, three or six months, plus the applicable margin, or (ii) the LIBOR Market Index Rate plus the applicable margin (if the LIBOR Market Index Rate is unavailable, the per annum rate of interest would be the Federal Funds Rate plus 1.5%, plus the applicable margin). The LIBOR Market Index Rate is LIBOR in respect of loans of one-month interest periods, determined on a daily basis, plus the applicable margin. The applicable margin is (i) for periods prior to the Company or CSP OP having a credit rating, based on the Company’s then current leverage ratio, and (ii) during such periods when the Company or CSP OP has a credit rating, based on its then current credit rating. The applicable margin can vary from (i) 1.60% to 2.35% based upon the then current leverage ratio, or (ii) 1.00% to 1.80% based upon a then current credit rating of the Company or CSP OP. As of the closing of the Unsecured Credit Facility, the current stated applicable margin was 1.60%. CSP OP will pay customary fees in connection with borrowings under the Unsecured Credit Facility. Further, CSP OP may prepay any revolving or swingline loan, in whole or in part, at any time without premium or penalty. As of June 30, 2013, outstanding borrowings of $260,044,000 bear interest at a rate of 1.81% based on 1.60% over the one month LIBOR.

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

Distribution Policy

In order to qualify as a REIT under the Internal Revenue Code, we generally must make distributions to our shareholders each year in an amount at least equal to 90% of our REIT taxable income (as determined without regard to the dividends paid deduction and excluding net capital gain). Our Board of Trustees has determined that, beginning with the fourth quarter of 2013, we will transition from a quarterly distribution and pay distributions on a monthly basis as calculated pursuant to monthly record date and distribution declaration dates. Our distribution policy is subject to revision at the discretion of our Board of Trustees without notice to you or shareholder approval. All distributions will be made by us at the discretion of our Board of Trustees and will be based upon out Board of Trustee’s evaluation of our assets, operating results, historical and projected cash flows (and source thereof), historical and projected equity offering proceeds from our offerings, historical and projected debt incurred, projected investments and capital requirements, the anticipated timing between receipt of our equity offering proceeds and investment of those proceeds, maintenance of REIT qualifications, applicable provisions of Maryland law, general economic, market and industry conditions, any liquidity event options we may pursue, and such other factors as our Board of Trustees deems relevant. We cannot assure you that we will be able to pay or maintain the levels of distributions we have historically paid or that distributions will increase over time.

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

2013 Quarters	First	Second
Total distributions declared and paid	$37,272,000	$35,486,000
Distributions per share	$0.15	$0.15
Amount of distributions per share funded by cash flows provided by operating entities	$0.1213	$0.1053
Amount of distributions per share funded by uninvested proceeds from financings of our properties	$0.0287	$0.0447

2012 Quarters	First	Second	Third	Fourth
Total distributions declared and paid	$36,726,000	$37,366,000	$37,374,000	$37,418,000
Distributions per share	$0.15	$0.15	$0.15	$0.15
Amount of distributions per share funded by cash flows provided by operating entities	0.1282	0.1005	0.1186	0.0261
Amount of distributions per share funded by uninvested proceeds from financings of our properties	0.0218	0.0495	0.0314	0.1239

On March 28, 2013, our Board of Trustees approved a quarterly distribution of $0.15 per common share paid on July 12, 2013 to the holders of record of common shares on June 28, 2013.

On April 26, 2013, our Board of Trustees approved a quarterly distribution of $0.125 per common share to be paid on October 11, 2013 to the holders of record of common shares on September 26, 2013.

For the quarter ended June 30, 2013, distributions were funded 70.18% by cash flows provided by operating activities and 29.82% from uninvested proceeds from financings of our properties. The dividend reinvestment plan was terminated during the quarter ended June 30, 2013.

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

Total distributions declared and paid for the period from inception (July 1, 2004) through June 30, 2013 were $511,813,000 and total Funds from Operations for the period from inception (July 1, 2004) through June 30, 2013 were $345,279,000. For a discussion of our supplemental financial measures, see “—Non-GAAP Supplemental Financial Measure: Funds from Operations.”

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

Off-Balance Sheet Arrangements

As of June 30, 2013, we had five Investments in Unconsolidated Entities: (i) a 5.07% ownership interest in CBRE Strategic Partners Asia; (ii) an 80% ownership interest in the Duke joint venture; (iii) a 90% ownership interest in Afton Ridge; (iv) an 80% ownership interest in the UK JV; and (v) an 80% ownership interest in the European JV. Our investments are discussed in Note 5, to the accompanying consolidated financial statements “Investments in Unconsolidated Entities.”

Contractual Obligations and Commitments

The following table provides information with respect to our consolidated property contractual obligations at June 30, 2013 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Note Payable (and interest payments) Collateralized by Deerfield Commons I	$(10,567)	$(643)	$(9,924)	$—	$—
Note Payable (and interest payments) Collateralized by Bolingbrook Point III	(8,558)	(416)	(8,142)	—	—
Notes Payable (and interest payments) Collateralized by the Carolina Portfolio	(53,892)	(6,426)	(12,852)	(12,852)	(21,762)
Note Payable (and interest payments) Collateralized by Lakeside Office Center	(9,980)	(650)	(9,330)	—	—
Note Payable (and interest payments) Collateralized by Albion Mills Retail Park(1)	(8,903)	(8,903)	—	—	—
Note Payable (and interest payments) Collateralized by Avion Midrise III & IV	(21,158)	(21,158)	—	—	—
Note Payable (and interest payments) Collateralized by 12650 Ingenuity Drive	(12,955)	(1,118)	(11,837)	—	—
Note Payable (and interest payments) Collateralized by Maskew Retail Park(1)	(22,911)	(1,207)	(21,704)	—	—
Note Payable (and interest payments) Collateralized by One Wayside Road	(27,890)	(2,127)	(25,763)	—	—
Note Payable (and interest payments) Collateralized by 100 Tice Blvd.	(49,071)	(3,469)	(6,939)	(38,663)	—
Note Payable (and interest payments) Collateralized by Ten Parkway	(15,772)	(862)	(1,724)	(1,724)	(11,462)
Note Payable (and interest payments) Collateralized by 4701 Gold Spike Drive	(12,317)	(644)	(1,288)	(10,385)	—
Note Payable (and interest payments) Collateralized by 1985 International Way	(8,558)	(447)	(895)	(7,216)	—
Note Payable (and interest payments) Collateralized by Summit Distribution Center	(7,748)	(405)	(810)	(6,533)	—
Note Payable (and interest payments) Collateralized by 3660 Deerpark Boulevard	(8,847)	(462)	(925)	(7,460)	—
Note Payable (and interest payments) Collateralized by Tolleson Commerce Park II	(5,319)	(278)	(556)	(4,485)	—
Note Payable (and interest payments) Collateralized by 70 Hudson Street	(135,599)	(8,585)	(127,014)	—	—
Note Payable (and interest payments) Collateralized by 90 Hudson Street	(138,977)	(6,897)	(15,048)	(15,048)	(101,984)

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Note Payable (and interest payments) Collateralized by Celebration Office Center III	(10,029)	(561)	(9,468)	—	—
Note Payable (and interest payments) Collateralized by 22535 Colonial Pkwy	(8,973)	(502)	(8,471)	—	—
Note Payable (and interest payments) Collateralized by Northpoint III	(11,612)	(649)	(10,963)	—	—
Note Payable (and interest payments) Collateralized by 3900 North Paramount Parkway	(8,709)	(487)	(8,222)	—	—
Note Payable (and interest payments) Collateralized by 3900 South Paramount Parkway	(8,709)	(487)	(8,222)	—	—
Note Payable (and interest payments) Collateralized by 1400 Perimeter Park Drive	(2,640)	(148)	(2,492)	—	—
Note Payable (and interest payments) Collateralized by Miramar I	(10,346)	(579)	(9,767)	—	—
Note Payable (and interest payments) Collateralized by Miramar II	(13,934)	(779)	(13,155)	—	—
Note Payable (and interest payments) Collateralized by McAuley Place	(15,785)	(885)	(1,770)	(1,549)	(11,581)
Note Payable (and interest payments) Collateralized by Point West I(1)	(12,496)	(706)	(1,381)	(10,409)	—
Note Payable (and interest payments) Collateralized by Easton III(1)	(7,929)	(445)	(868)	(838)	(5,778)
Note Payable (and interest payments) Collateralized by Norman Pointe I	(29,036)	(1,402)	(2,804)	(2,804)	(22,026)
Note Payable (and interest payments) Collateralized by Norman Pointe II	(31,966)	(1,543)	(3,087)	(3,087)	(24,249)
Note Payable (and interest payments) Collateralized by The Landings I	(21,851)	(1,055)	(2,110)	(2,110)	(16,576)
Note Payable (and interest payments) Collateralized by The Landings II	(19,273)	(931)	(1,861)	(1,861)	(14,620)
Note Payable (and interest payments) Collateralized by Atrium I(1)	(26,938)	(1,797)	(3,491)	(21,650)	—
Unsecured Credit Facility (and interest payments)	(275,145)	(4,707)	(9,414)	(261,024)	—
Unsecured Term Loans (and interest payments)(1)	(284,922)	(6,690)	(13,379)	(211,927)	(52,926)

Total	$(1,359,315)	$(89,050)	$(365,676)	$(621,625)	$(282,964)

(1)

These contractual obligations include the expected net payments due under interest rate swap agreements where in each case we have swapped our variable interest rate payments due under the debt agreements for fixed rates of interest payments.

The following table provides information with respect to our unconsolidated property contractual obligations at June 30, 2013 (in thousands):

Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Notes Payable (and interest payments) Collateralized by Duke joint venture	$(229,974)	$(127,909)	$(11,337)	$(11,337)	$(79,391)
Note Payable (and interest payments) Collateralized by Afton Ridge	(23,386)	(23,386)	—	—	—
Note Payable (and interest payments) Collateralized by European JV	(71,881)	(1,523)	(3,046)	(67,312)	—

Total	$(325,241)	$(152,818)	$(14,383)	$(78,649)	$(79,391)

(1)	Unconsolidated payment amounts are at our pro rata share of effective ownership and exclude our investment in CBRE Strategic Partners Asia.

As of June 30, 2013, we had an unfunded property acquisition commitment in the European JV totaling $57,063,000 (our estimated 80% share). While the European JV expects the acquisition to close during the third quarter of 2013, the agreement to acquire the property is subject to certain contingencies and there can be no assurance that the acquisition will occur.

Income Taxes

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2004. As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute currently to our shareholders. Under the Internal Revenue Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they generally distribute at least 90% of their annual net taxable income (excluding net capital gains) to their shareholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Even if we qualify as a REIT, we may still be subject to state, local and foreign taxes on our income and property and to U.S. federal income and excise taxes on our undistributed gross income. Our properties located in Texas are subject to a Texas Gross Margin Tax, Deerfield Commons I is subject to a Georgia Net Worth Tax, properties located in Massachusetts are subject to a Massachusetts Net Worth Tax and properties located in North Carolina are subject to a North Carolina Franchise Tax under which we incurred a total of approximately $151,000 and $160,000 and $220,000 and $142,000 of taxes for the three and six months ended June 30, 2013 and 2012, respectively.

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

Consolidated Notes Payable secured by real property is summarized as follows (in thousands):

	Interest Rate as of			Notes Payable as of
Property	June 30, 2013	December 31, 2012	Maturity Date	June 30, 2013	December 31, 2012
Deerfield Commons I.	5.23%	5.23%	December 1, 2015	$9,367	$9,442
Bolingbrook Point III	5.26	5.26	January 1, 2015	7,900	7,900
Fairforest Bldg. 5(1)	6.33	6.33	February 1, 2024	8,563	8,840
Fairforest Bldg. 6(1)	5.42	5.42	June 1, 2019	2,246	2,402
North Rhett I(1)	5.65	5.65	August 1, 2019	2,619	2,827
North Rhett II(1)	5.20	5.20	October 1, 2020	1,726	1,822
North Rhett IV(1)	5.80	5.80	February 1, 2025	8,678	8,935
Mt Holly Bldg.(1)	5.20	5.20	October 1, 2020	1,726	1,822
Orangeburg Park Bldg.(1)	5.20	5.20	October 1, 2020	1,756	1,853
Kings Mountain I(1)	5.27	5.27	October 1, 2020	1,495	1,578
Kings Mountain II(1)	5.47	5.47	January 1, 2020	4,320	4,589
Union Cross Bldg. I(1)	5.50	5.50	July 1, 2021	2,235	2,344
Union Cross Bldg. II(1)	5.53	5.53	June 1, 2021	6,815	7,149
Thames Valley Five(2)	—	6.42	May 29, 2013	0	9,160
Lakeside Office Center	6.03	6.03	September 1, 2015	8,803	8,862

	Interest Rate as of			Notes Payable as of
Property	June 30, 2013	December 31, 2012	Maturity Date	June 30, 2013	December 31, 2012
Avion Midrise III & IV(3)	5.52	5.52	April 1, 2014	20,223	20,464
12650 Ingenuity Drive(4)	5.62	5.62	October 1, 2014	12,059	12,272
Maskew Retail Park(5)(6)	5.68	5.68	August 10, 2014	21,252	22,698
One Wayside Road(7)	5.66	5.66	August 1, 2015	13,551	13,745
One Wayside Road(7)	5.92	5.92	August 1, 2015	11,319	11,464
100 Tice Blvd(8)	5.97	5.97	September 15, 2017	19,823	20,094
100 Tice Blvd(8)	5.97	5.97	September 15, 2017	19,822	20,093
Ten Parkway North	4.75	4.75	January 1, 2021	11,927	12,072
4701 Gold Spike Drive(9)	4.45	4.45	March 1, 2018	10,249	10,342
1985 International Way(9)	4.45	4.45	March 1, 2018	7,121	7,186
Summit Distribution Center(9)	4.45	4.45	March 1, 2018	6,448	6,506
3770 Deerpark Boulevard(9)	4.45	4.45	March 1, 2018	7,362	7,428
Tolleson Commerce Park II(9)	4.45	4.45	March 1, 2018	4,427	4,467
70 Hudson Street(10)	5.65	5.65	April 11, 2016	117,045	117,981
90 Hudson Street(10)	5.66	5.66	May 1, 2019	105,708	106,465
Sabal Pavilion(11)	—	6.38	August 1, 2013	0	14,700
Celebration Office Center(12)(13)	4.25	—	December 1, 2015	9,086	0
22535 Colonial Pkwy(12)(13)	4.25	—	December 1, 2015	8,130	0
Northpoint III(12)(13)	4.25	—	December 1, 2015	10,521	0
Goodyear Crossing Ind. Park II(12)(13)	4.25	—	December 1, 2015	20,086	0
3900 North Paramount Parkway(12)(13)	4.25	—	December 1, 2015	7,891	0
3900 South Paramount Parkway(12)(13)	4.25	—	December 1, 2015	7,891	0
1400 Perimeter Park Drive(12)(13) .	4.25	—	December 1, 2015	2,391	0
Miramar I(12)(13)	4.25	—	December 1, 2015	9,373	0
Miramar II(12)(13)	4.25	—	December 1, 2015	12,625	0
McAuley Place(12)	3.98	—	September 1, 2018	13,407	0
Point West I(12)	3.41	—	December 6, 2016	11,204	0
Easton III(12)	3.95	—	January 31, 2019	6,559	0
Norman Pointe I(12)	5.24	—	October 1, 2021	20,673	0
Norman Pointe II(12)	5.24	—	October 1, 2021	22,760	0
The Landings I(12)	5.24	—	October 1, 2021	15,558	0
The Landings II(12)	5.24	—	October 1, 2021	13,723	0
Atrium I(12)	3.78	—	May 31, 2018	22,984	0

Consolidated Notes Payable				671,447	487,502
Plus Premium				20,097	7,555
Less Discount				(1,747)	(2,113)

Consolidated Notes Payable Net of Premium / Discount				$689,797	$492,944

(1)

These notes payable were assumed from the seller of these properties on August 30, 2007 as part of the property acquisitions and were recorded at estimated fair value which includes the discount. The North Rhett III loan was paid off in full on November 22, 2011 and the HJ Park—Bldg. 1 loan was paid in full on December 3, 2012.

(2)	The loan was paid in full on May 29, 2013.

(3)	The loan was assumed from the seller of Avion Midrise III & IV on November 18, 2008 and was recorded at estimated fair value which includes the discount.

(4)	The loan was assumed from the seller of 12650 Ingenuity Drive on August 5, 2009 and was recorded at estimated fair value which includes the discount.

(5)	The loan is subject to certain financial covenants (interest coverage and loan to value).

(6)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.42% through its expiration on August 10, 2014, and therefore, including the mortgage note’s spread of 2.26% over GBP-based LIBOR, effectively fixed the mortgage note’s all-in interest rate at 5.68% per annum for its remaining term. The stated rates, not including the interest rate swap, on the mortgage note payable were 2.76% and 2.78% at June 30, 2013 and December 31, 2012, respectively, and were based on GBP LIBOR plus a spread of 2.26%.

(7)	The two loans were assumed from the seller of One Wayside Road on June 24, 2010 and were recorded at estimated fair value which includes the premiums.

(8)	The two loans were assumed from the seller of 100 Tice Blvd. on September 28, 2010 and were recorded at estimated fair value which includes the premiums.

(9)	We entered into five loans totaling $37,000,000 on February 8, 2011 that are cross-collateralized by these properties.

(10)	The two loans were assumed from the seller of 70 Hudson Street and 90 Hudson Street, respectively, on April 11, 2011 and were recorded at estimated fair value which includes the premiums.

(11)	The loan was paid in full on May 1, 2013.

(12)

The loans were assumed in connection with the acquisition of Duke Realty’s 20% interest in the 17 properties held by the Duke joint venture on March 1, 2013 and were recorded at estimated fair value which include the premiums.

(13)	These nine loans are cross-collateralized.

Note Payable at Fair Value secured by real property is summarized as follows (in thousands):

	Interest Rate as of			Notes Payable as of
Property	June 30, 2013	December 31, 2012	Maturity Date	June 30, 2013	December 31, 2012
Albion Mills Retail Park(1)(2)(3) .	5.25%	5.25%	October 10, 2013	$8,776	$9,373
Less Fair Value Adjustment				(23)	(85)

Note Payable at Fair Value				$8,753	$9,288

(1)	The loan is subject to certain financial covenants (interest coverage and loan to value).

(2)	The Albion Mills Retail Park notes payable balance is presented at cost basis. This loan is carried on our balance sheet at fair value (see Note 16).

(3)

We entered into the interest rate swap agreement that fixed the GBP-based LIBOR rate at 3.94% through its expiration on October 10, 2013, and therefore, including the mortgage note’s spread of 1.31% over GBP-based LIBOR, effectively fixed the mortgage note’s all-in interest rate at 5.25% per annum for its remaining term. The stated rates, not including the interest rate swap, on the mortgage note payable were 1.81% and 1.84% at June 30, 2013 and December 31, 2012, respectively and were based on GBP LIBOR plus a spread of 1.31%.

Unconsolidated Notes Payable secured by real property are summarized as follows (in thousands):

	Interest Rate as of			Notes Payable as of(1)
Property	June 30, 2013	December 31, 2012	Maturity Date	June 30, 2013	December 31, 2012
Buckeye Logistics Center(2)	5.58%	5.58%	October 1, 2013	$16,000	$16,000
Afton Ridge Shopping Center(3)	5.70	5.70	October 1, 2013	22,950	22,950
Aspen Corporate Center 500(2)	5.58	5.58	October 1, 2013	16,960	16,960
AllPoints at Anson Bldg. 1(2)	5.58	5.58	October 1, 2013	13,600	13,600
12200 President’s Court(2)	5.58	5.58	October 1, 2013	17,280	17,280
201 Sunridge Blvd.(2).	5.58	5.58	October 1, 2013	15,520	15,520
AllPoints Midwest Bldg. 1(2)	5.58	5.58	January 1, 2014	19,200	19,200
125 Enterprise Parkway(2)	5.58	5.58	January 1, 2014	21,440	21,440
Celebration Office Center III(4)(5)	—	4.25	December 1, 2015	0	7,338
22535 Colonial Pkwy(4)(5)	—	4.25	December 1, 2015	0	6,566
Fairfield Distribution Ctr. IX	5.00	5.00	September 1, 2021	3,603	3,643
Northpoint III(4)(5)	—	4.25	December 1, 2015	0	8,497
Goodyear Crossing II(4)(5)	—	4.25	December 1, 2015	0	16,221
1400 Perimeter Park Drive(4)(5)	—	4.25	December 1, 2015	0	1,931
3900 North Paramount Parkway(4)(5)	—	4.25	December 1, 2015	0	6,373
3900 South Paramount Parkway(4)(5)	—	4.25	December 1, 2015	0	6,373
Miramar I(4)(5)	—	4.25	December 1, 2015	0	7,570
Miramar II(4)(5)	—	4.25	December 1, 2015	0	10,196
Point West I(4)(5)	—	3.41	December 6, 2016	0	9,093
McAuley Place(4)(5)	—	3.98	September 1, 2018	0	10,864
Sam Houston Crossing I	4.42	4.42	September 1, 2021	8,544	8,619
533 & 555 Maryville Centre	5.24	5.24	October 1, 2021	19,130	19,275
Regency Creek I	5.24	5.24	October 1, 2021	8,784	8,851
Atrium I(5)	—	3.78	May 31, 2018	0	18,762
Easton III(5)	—	3.95	January 31, 2019	0	5,322
West Lake at Conway	5.00	5.00	September 1, 2021	7,513	7,598
The Landings I & II(5)	—	5.24	October 1, 2021	0	23,603
Norman Pointe I & II(5)	—	5.24	October 1, 2021	0	35,011
Weston Pointe I—IV	5.24	5.24	October 1, 2021	35,918	36,191
Graben Distribution Center I & II	2.39	2.39	July 27, 2017	32,383	32,814
Koblenz Distribution Center	2.27	2.27	November 11, 2017	33,060	33,500

Unconsolidated Notes Payable				$291,885	$467,161

(1)	Unconsolidated notes payable amounts are at our pro rata share of effective ownership, which is 80% for all except for the Afton Ridge Shopping Center which is 90%.

(2)	These seven loans are cross-collateralized.

(3)	See Subsequent Events for a further discussion of the Afton Ridge payment of certain indebtedness.

(4)	These nine loans are cross-collateralized.

(5)

These loans were assumed on March 1, 2013 in connection with our acquisition of Duke Realty’s 20% interest in 17 properties previously held by the Duke joint venture and are presented in the Consolidated Notes Payables table as of June 30, 2013. See Subsequent Events for a further discussion of the Duke joint venture’s payment of certain indebtedness.

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

The fair value of long-term debt was estimated based on current interest rates available to us for debt instruments with similar terms. The following tables summarize our financial instruments and their calculated fair value at June 30, 2013 and December 31, 2012 (in thousands):

	As of June 30, 2013
	Carrying Value	Total Fair Value
Financial Assets (Liabilities):
Interest Rate Swaps—Non Qualifying Hedges	$(83)	$(83)
Interest Rate Swaps—Qualifying Hedges	4,343	4,343
Interest Rate Swaps—Qualifying Hedges	(1,396)	(1,396)
Notes Payable	(698,550)	(746,892)
Loan Payable	(510,044)	(510,044)

A 100 basis point increase or decrease in interest rates would increase or decrease the fair market value of our notes payable by $24,409,000 at June 30, 2013. In addition, a 100 basis point increase or decrease in interest rates would either increase or decrease annual variable interest expense as follows: approximately $88,000 on the Albion Mills Retail Park property and approximately $213,000 on the Maskew Retail Park property.

	As of December 31, 2012
	Carrying Value	Total Fair Value
Financial Assets (Liabilities):
Interest Rate Swaps—Non Qualifying Hedges	$(423)	$(423)
Interest Rate Swaps—Qualifying Hedges	(1,015)	(1,015)
Notes Payable	(502,232)	(523,739)
Loan Payable	(265,000)	(265,000)

In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary.

Debt Maturities

The following table details our consolidated and unconsolidated debt maturities as of June 30, 2013 (in thousands):

	Consolidated Debt(1)			Unconsolidated Debt(2)			Consolidated & Unconsolidated Debt (1)(2)
	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total
2013 (Six months ending December 31, 2013)(3)(4)	$7,934	8,776	$16,710	$703	$102,310	$103,013	$8,637	$111,086	$119,723
2014	16,292	52,564	68,856	1,460	40,640	42,100	17,752	93,204	110,956
2015	16,028	132,448	148,476	1,536	—	1,536	17,564	132,448	150,012
2016	12,838	381,385	394,223	1,617	—	1,617	14,455	381,385	395,840
2017	12,028	34,326	46,354	1,701	65,443	67,144	13,729	99,769	113,498
2018	10,127	261,942	272,069	1,790	—	1,790	11,917	261,942	273,859
2019	7,448	100,786	108,234	1,884	—	1,884	9,332	100,786	110,118
2020	5,962	50,000	55,962	1,982	—	1,982	7,944	50,000	57,944
2021	3,742	70,448	74,190	1,504	69,315	70,819	5,246	139,763	145,009
2022	1,870	—	1,870	—	—	—	1,870	—	1,870
2023	1,987	—	1,987	—	—	—	1,987	—	1,987
Thereafter	1,337	—	1,337	—	—	—	1,337	—	1,337

Total	$97,593	$1,092,675	$1,190,268	$14,177	$277,708	$291,885	$111,770	$1,370,383	$1,482,153

Fixed and Floating Interest Rate Debt as of June 30, 2013 (amounts in thousands):

	Consolidated Debt(1)			Unconsolidated Debt(2)			Consolidated & Unconsolidated Debt(1)(2)
	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total
Amount
Fixed Interest Rate Debt	$97,593	$832,631	$930,224	$14,177	$277,708	$291,885	$111,770	$1,110,339	$1,222,109
Floating Interest Rate Debt	—	260,044	260,044	—	—	—	—	260,044	260,044

Total	$97,593	$1,092,675	$1,190,268	$14,177	$277,708	$291,885	$111,770	$1,370,383	$1,482,153

Weighted Average Remaining Term (years)
Fixed Interest Rate Debt			4.80			3.65			4.53
Floating Interest Rate Debt			3.21			N/A			3.21

Total			4.52			3.65			4.35

Weighted Average Interest Rate
Fixed Interest Rate Debt			4.54%			4.73%			4.58%
Floating Interest Rate Debt			1.80%			N/A			1.80%

Total			3.94%			4.73%			4.10%

(1)

Consolidated debt amount includes a $260,044,000 outstanding balance on the Unsecured Credit Facility as of June 30, 2013. The Unsecured Credit Facility may be extended for an additional year from September 2016 to September 2017.

(2)	Unconsolidated debt amounts are at our pro rata share of effective ownership.

(3)	The Afton Ridge loan was paid in full on July 3, 2013.

(4)

During the six months ended June 30, 2013, the unconsolidated joint venture entities paid total principal amortization of $856,000; the Company’s pro rata share of such principal amortization was $685,000.

Encumbered and Unencumbered Properties

The following table details our Encumbered and Unencumbered properties as of June 30, 2013 (Approximate Acquisition Cost and Debt Balance in thousands):

	Consolidated Properties			Unconsolidated properties (1)			Consolidated & Unconsolidated Properties(1)
	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance
Encumbered Properties	46	$1,372,203	$680,224	21	$599,970	$291,885	67	$1,972,173	$972,109
Unencumbered Properties	53	1,200,831	—	9	113,752	—	62	1,314,583	—
Unsecured Debt	—	—	510,044	—	—	—	—	—	510,044

Total Properties	99	$2,573,034	$1,190,268	30	$713,722	$291,885	129	$3,286,756	$1,482,153

(1)

Number of Properties at 100%. Approximate Acquisition Cost and Debt Balance for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Subsequent Events

On July 2, 2013, we contributed $25,500,000 to the Afton Ridge joint venture to pay off the mortgage loan with the Metropolitan Life Company. The note was paid in full by the joint venture on July 3, 2013. Our joint venture partner will reimburse their portion of the loan payoff totaling $2,550,000 to the joint venture.

On July 2, 2013, we contributed $79,754,000 to the Duke joint venture for our share (80%) of the payoff (inclusive of accrued interest) of five fixed rate mortgage notes issued by 40/86 Mortgage Capital, Inc. These notes were cross-collateralized and secured by the following five Duke properties: Buckeye Logistics Center, Aspen Corporate Center 500, AllPoints at Anson Bldg. 1, 12200 President’s Court, and 201 Sunrise Blvd. The notes were paid in full by the joint venture on July 3, 2013 for the total remaining principal balance of $99,200,000.

On July 10, 2013, we issued a total of 375,000 common shares to our named executive officers (Messrs. Cuneo, Kianka and Reid) and other members of our senior management as a result of the Listing which occurred on May 21, 2013, which awards had been made by the compensation committee of our Board of Trustees. These shares fully vested on July 10, 2013 and a total of 144,563 common shares were withheld in payment of taxes. Additionally, other employees were granted a total of 27,500 common shares as a result of the Listing as determined by the compensation committee of our Board of Trustees. These shares fully vested on July 10, 2013 and a total of 5,514 common shares were withheld in payment of taxes.

On July 31, 2013, we acquired the Carpenter Corporate Center I & II (“Carpenter”), located in Irving, Texas, a suburb of Dallas. We acquired Carpenter for approximately $49,509,000 exclusive of customary closing costs. The acquisition was funded using borrowings under our Unsecured Credit Facility. Carpenter is a 226,822 square foot office complex and is 100% net leased to Corphealth, Inc. through December 2019. Corphealth, Inc. is a subsidiary of Humana, Inc., a leading health care company.

On August 8, 2013, we acquired 1200 Woods Chapel Road, (“1200 Woods Chapel”) located in Duncan South Carolina, a suburb of Spartanburg. We acquired 1200 Woods Chapel for approximately $10,750,000 exclusive of customary closing costs. The acquisition was funded using borrowings under our Unsecured Credit Facility. 1200 Woods Chapel is a 156,000 square foot warehouse/distribution building and is 100% net leased to Lear Corporation, through April 2019. Lear Operations Corporation is a subsidiary of Lear Corporation, a large supplier of automotive seating and electrical power management systems.

On August 4, 2013, our board of trustees determined that, beginning in the fourth quarter of 2013, we will transition from quarterly distributions to paying distributions on a monthly basis as calculated pursuant to monthly record dates and distribution declaration dates.

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

Changes in Internal Controls Over Financial Reporting

No changes in internal control over financial reporting occurred during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not party to any material legal proceedings as of June 30, 2013.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, except to the extent the risk factors therein are inconsistent with the fact that (i) we listed our common shares on the NYSE on May 21, 2013 and (ii) we have amended our bylaws and declaration of trust.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities and Repurchases of Securities

During the three months ended June 30, 2013, we did not sell any equity securities that are not registered under the Securities Act of 1933, as amended.

The following table provides information with respect to our Share Redemption Program for the three months ended June 30, 2013:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May-Yet Be Purchased Under the Plans or Programs
April 1, 2013 to April 30, 2013	1,824,482.16	$9.49	N/A	N/A
May 1, 2013 to May 31, 2013	—	—	N/A	N/A
June 1, 2013 to June 30, 2013	—	—	N/A	N/A
Total	1,824,482.16	$9.49	N/A	N/A

(1)	Represents shares submitted for redemption during the three month period ended February 28, 2013, and redeemed in April 2013.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Articles of Amendment and Restatement to the Declaration of Trust of Chambers Street Properties (Previously filed as Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-35933) filed June 26, 2013 and incorporated herein by reference).

3.2	Fourth Amended and Restated Bylaws of Chambers Street Properties (Previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35933) filed June 26, 2013 and incorporated herein by reference).

10.1	2013 Equity Incentive Plan (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35933) filed June 4, 2013 and incorporated herein by reference).

10.2	Form of Share Award Agreement (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35933) filed June 26, 2013 and incorporated herein by reference).

10.3	Form of Liquidity Award Agreement (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35933) filed June 26, 2013 and incorporated herein by reference).

10.4	Form of Indemnification Agreement (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35933) filed June 26, 2013 and incorporated herein by reference).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101*	The following materials from Chambers Street Properties’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to the Condensed Consolidated Financial Statements, furnished herewith.

*	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chambers Street Properties

Date: August 14, 2013	/S/ JACK A. CUNEO
Jack A. Cuneo
President and Chief Executive Officer

Date: August 14, 2013	/S/ MARTIN A. REID
Martin A. Reid
Chief Financial Officer