Form 10-Q
period 2013-09-30
CHAMBERS STREET PROPERTIES
filed 2013-11-08
CIK 1297587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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
(609) 683-4900
(Registrant's telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒   NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of the registrant's common shares of beneficial ownership, $0.01 par value, was 236,463,981 as of November 7, 2013.

CHAMBERS STREET PROPERTIES

PART I.
FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CHAMBERS STREET PROPERTIES
Condensed Consolidated Balance Sheets
as of September 30, 2013 and December 31, 2012
(In Thousands, Except Share Data)

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Investments in Real Estate:
Land	$673,972	$560,622
Buildings and Improvements	1,621,725	1,172,318
Construction in Progress - VIE	—	76,826
	2,295,697	1,809,766
Less: Accumulated Depreciation and Amortization	(180,284)	(132,129)
Net Investments in Real Estate	2,115,413	1,677,637
Investments in Unconsolidated Entities	464,769	515,829
Cash and Cash Equivalents	62,250	107,355
Restricted Cash	15,247	10,998
Tenant and Other Receivables, Net	10,653	6,675
Deferred Rent	33,082	25,210
Deferred Leasing Costs and Intangible Assets, Net	259,733	199,058
Deferred Financing Costs, Net	11,455	8,322
Prepaid Expenses and Other Assets	18,555	3,778
Total Assets	$2,991,157	$2,554,862
LIABILITIES, NON-CONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY
LIABILITIES
Secured Notes Payable, Net	$694,679	$502,232
Unsecured Term Loan Facilities	570,000	—
Unsecured Revolving Credit Facility	100,000	265,000
Accounts Payable, Accrued Expenses and Other Liabilities ($0 and $24,531 of VIE, respectively)	53,767	53,390
Intangible Liabilities, Net	29,229	25,994
Prepaid Rent and Security Deposits	14,551	10,005
Distributions Payable	29,562	37,418
Total Liabilities	1,491,788	894,039
COMMITMENTS AND CONTINGENCIES (NOTE 14)
NON-CONTROLLING INTERESTS
Operating Partnership Units	—	2,464
Class B Interest	200	200
Non-Controlling Interest—Variable Interest Entity	—	826
SHAREHOLDERS' EQUITY
Common Shares of Beneficial Interest, $0.01 par value, 990,000,000 shares authorized; 236,463,981 and 249,664,156 issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	2,359	2,494
Additional Paid-in-Capital	2,066,492	2,203,888
Accumulated Deficit	(563,555)	(540,462)
Accumulated Other Comprehensive Loss	(6,127)	(8,587)
Total Shareholders' Equity	1,499,169	1,657,333
Total Liabilities, Non–Controlling Interests and Shareholders' Equity	$2,991,157	$2,554,862
See accompanying notes to condensed consolidated financial statements.

CHAMBERS STREET PROPERTIES
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)
(In Thousands, Except Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES
Rental	$51,162	$37,980	$146,312	$109,866
Tenant Reimbursements	14,178	9,167	40,090	25,566
Total Revenues	65,340	47,147	186,402	135,432
EXPENSES
Property Operating	8,625	5,148	22,672	16,483
Real Estate Taxes	9,929	6,752	28,710	17,538
General and Administrative	5,397	7,162	17,710	10,973
Investment Management Fee	—	5,159	489	17,270
Acquisition-Related	175	1,099	2,179	2,508
Depreciation and Amortization	26,635	18,787	75,409	54,749
Transition and Listing	1,447	6,216	12,681	8,152
Total Expenses	52,208	50,323	159,850	127,673
OTHER INCOME AND EXPENSES
Interest and Other Income	551	229	1,028	1,714
Interest Expense	(13,120)	(8,737)	(33,953)	(26,528)
Gain on Interest Rate Swaps	265	134	1,731	380
Loss on Early Extinguishment of Debt	(1,572)	(1,686)	(1,572)	(1,686)
(Loss) Gain on Conversion of Equity Interest to Controlling Interest	(1,667)	—	75,535	—
Total Other (Expenses) Income	(15,543)	(10,060)	42,769	(26,120)
(Loss) Income Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	(2,411)	(13,236)	69,321	(18,361)
Provision For Income Taxes	(54)	(75)	(274)	(217)
Equity in Income of Unconsolidated Entities	3,324	927	10,263	2,556
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	859	(12,384)	79,310	(16,022)
DISCONTINUED OPERATIONS
Realized Loss from Sale	—	—	—	(415)
Loss from Discontinued Operations	—	—	—	(415)
NET INCOME (LOSS)	859	(12,384)	79,310	(16,437)
Net (Income) Loss Attributable to Non-Controlling Operating Partnership Units	(3)	5	(83)	7
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$856	$(12,379)	$79,227	$(16,430)
Basic and Diluted Net Income (Loss) per Share from Continuing Operations Attributable to Common Shareholders	$0.00	$(0.05)	$0.32	$(0.07)
Basic and Diluted Net Income (Loss) per Share Attributable to Common Shareholders	$0.00	$(0.05)	$0.32	$(0.07)
Weighted Average Common Shares Outstanding-Basic and Diluted	236,548,477	249,173,577	244,373,249	247,718,798

See accompanying notes to condensed consolidated financial statements.

CHAMBERS STREET PROPERTIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
NET INCOME (LOSS)	$859	$(12,384)	$79,310	$(16,437)
Foreign Currency Translation Gain	10,431	3,194	2,955	1,037
Swap Fair Value Adjustments	(4,714)	(361)	(495)	(2,440)
COMPREHENSIVE INCOME (LOSS)	6,576	(9,551)	81,770	(17,840)
Comprehensive (Income) Loss Attributable to Non-Controlling Operating Partnership Units	(9)	4	(85)	8
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$6,567	$(9,547)	$81,685	$(17,832)

See accompanying notes to condensed consolidated financial statements.

CHAMBERS STREET PROPERTIES
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2013 and 2012 (unaudited)
(In Thousands)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$79,310	$(16,437)
Adjustments to Reconcile Net Income (Loss) to Net Cash Flows Provided by Operating Activities:
Equity in Income of Unconsolidated Entities	(10,263)	(2,556)
Distributions from Unconsolidated Entities	30,878	30,503
Gain on Interest Rate Swaps	(1,731)	(380)
Loss on Early Extinguishment of Debt	1,572	1,191
Loss on Write Down to Net Sales Value	—	415
Gain on Conversion of Equity Investment to Controlling Interest	(75,535)	—
Depreciation and Amortization	75,409	54,750
Amortization of Non-Cash Interest Expense	(461)	525
Amortization of Above and Below Market Leases	5,028	1,311
Share-Based Compensation	5,354	215
Straight-Line Rent Adjustment	(7,886)	(5,473)
Changes in Assets and Liabilities:
Tenant and Other Receivables	(3,978)	(3,825)
Prepaid Expenses and Other Assets	(10,142)	(2,011)
Accounts Payable, Accrued Expenses and Other Liabilities	3,971	27,743
Net Cash Flows Provided By Operating Activities	91,526	85,971
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Real Property	(114,457)	(127,300)
Proceeds from Sales of Discontinued Operations	—	2,885
Investments in Unconsolidated Entities	(105,269)	(12,793)
Distributions from Unconsolidated Entities	—	32,468
Acquisition Deposit	(2,750)	—
Restricted Cash	(4,249)	(1,868)
Lease Commissions	(404)	(1,194)
Improvements to Variable Interest Entity	(11,254)	(36,077)
Improvements to Investments in Real Estate	(6,646)	(3,197)
Net Cash Flows Used in Investing Activities	(245,029)	(147,076)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from Common Shares—Public Offering	—	150,814
Redemption of Common Shares	(47,429)	(35,888)
Repurchase and Cancellation of Common Shares	(125,000)	—
Repurchase and Cancellation of Vested Shares	(1,585)	—
Payment of Distributions	(76,596)	(58,373)
Distribution to Non-Controlling Interest Operating—Partnership Units	(2,390)	(111)
Net (Distribution) Contribution from Non-Controlling Interest—Variable Interest Entity	(3,431)	140
Borrowings on Unsecured Revolving Credit Facility	364,044	—
Principal Payments on Unsecured Revolving Credit Facility	(529,044)	(25,000)
Proceeds from Unsecured Term Loan Facilities	570,000	—
Principal Payments on Secured Notes Payable	(34,025)	(11,058)
Payment of Financing Costs	(6,633)	(6,394)
Security Deposits	522	259
Net Cash Flows Provided by Financing Activities	108,433	14,389
EFFECT OF FOREIGN CURRENCY TRANSLATION	(35)	(153)
Net Decrease in Cash and Cash Equivalents	(45,105)	(46,868)
Cash and Cash Equivalents, Beginning of the Period	107,355	238,277
Cash and Cash Equivalents, End of the Period	$62,250	$191,409
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for Interest	$31,805	$24,714
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distributions Declared and Payable	$29,562	$37,374
Proceeds from Dividend Reinvestment Program	$33,580	$48,505
Duke JV Contribution/Distribution—Amazon Expansion	$19	$921
Notes Payable Assumed on Acquisitions of Real Estate	$216,011	$—
Conversion of Duke JV Equity Investment to Controlling Interest	$139,770	$—
Share Awards Increase in Additional Paid-In-Capital	$5,354	$215
Accounts Payable and Accrued Expenses—Construction In Progress	$838	$12,763

See accompanying notes to condensed consolidated financial statements

CHAMBERS STREET PROPERTIES
Condensed Consolidated Statements of Equity
For the Nine Months Ended September 30, 2013 and 2012 (unaudited)
(In Thousands, Except Share Data)

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2013	249,664,156	$2,494	$2,203,888	$(540,462)	$(8,587)	$1,657,333
Net Income Attributable to Common Shareholders	—	—	—	79,227	—	79,227
Other Comprehensive Income	—	—	—	—	2,460	2,460
Net Contributions From DRIP of Common Shares, $0.01 Par Value	3,534,649	36	33,544	—	—	33,580
Share-Based Compensation	816,425	5	5,349	—	—	5,354
Repurchase and Cancellation of Vested Shares	(178,078)	(2)	(1,583)	—	—	(1,585)
Redemption of Common Shares	(4,996,934)	(50)	(47,379)	—	—	(47,429)
Adjustment to Record Non-Controlling Interest at Redemption Value	—	—	154	—	—	154
Distribution to Non-Controlling Interest	—	—	(2,605)	—	—	(2,605)
Repurchase and Cancellation of Common Shares	(12,376,237)	(124)	(124,876)	—	—	(125,000)
Distributions	—	—	—	(102,320)	—	(102,320)
Balance as of September 30, 2013	236,463,981	$2,359	$2,066,492	$(563,555)	$(6,127)	$1,499,169

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2012	230,955,633	$2,309	$2,038,566	$(348,602)	$(23,664)	$1,668,609
Net Loss Attributable to Common Shareholders	—	—	—	(16,430)	—	(16,430)
Other Comprehensive Loss	—	—	—	—	(1,402)	(1,402)
Net Contributions From Public Offering of Common Shares, $0.01 Par Value	22,276,303	223	219,539	—	—	219,762
Share-Based Compensation	—	—	15	—	—	15
Costs Associated with Public Offering	—	—	(18,337)	—	—	(18,337)
Redemption of Common Shares	(3,841,599)	(38)	(35,850)	—	—	(35,888)
Adjustment to Record Non-Controlling Interest at Redemption Value	—	—	(121)	—	—	(121)
Distributions	—	—	—	(111,466)	—	(111,466)
Balance as of September 30, 2012	249,390,337	$2,494	$2,203,812	$(476,498)	$(25,066)	$1,704,742

See accompanying notes to condensed consolidated financial statements.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)

1. Organization and Nature of Business
Chambers Street Properties (NYSE: CSG) is a real estate investment trust ("REIT") that is focused on acquiring, owning and operating net-leased industrial and office properties, leased to creditworthy tenants. We were formed under the laws of the state of Maryland on March 30, 2004, and have elected to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986 (the "Internal Revenue Code") beginning with the taxable period ended December 31, 2004.
We operate in an umbrella partnership REIT structure in which our operating partnership, CSP Operating Partnership, LP ("CSP OP"), indirectly owns substantially all of the properties acquired on our behalf. CSP OP was formed in Delaware on March 30, 2004, and we are its majority owner and sole general partner. For each interest in our common shares of beneficial interest $0.01 par value (the "common shares"), that we issue, an equal interest in the limited partnership units of CSP OP is issued to us in exchange for the cash proceeds from the issuance of the interest in our common shares. On August 19, 2013, we redeemed for cash 246,361 Class A limited partnership units, representing approximately a 0.10% ownership of the total limited partnership units, which were owned by CBRE REIT Holdings, LLC ("REIT Holdings"), an affiliate of CBRE Advisors LLC (the "former investment advisor"). As a result, as of September 30, 2013, we owned 100% of the Class A limited partnership units of CSP OP. In exchange for services provided to us relating to our formation and subsequent operations, REIT Holdings also owns a Class B limited partnership interest ("Class B Interest").
Prior to July 1, 2012, all of our business activities were managed by the former investment advisor pursuant to advisory agreements. On July 1, 2012, we became a self-managed company and changed our name from CB Richard Ellis Realty Trust to Chambers Street Properties in accordance with a plan determined by our Board of Trustees. In addition, as of April 30, 2013, the transitional services agreement with CSP OP ("Transitional Services Agreement") and the former investment advisor that we had entered into as part of our transition to a self-managed company ended and we are now responsible for the management of our day-to-day operations, including the supervision of our employees and third-party service providers. Acquisitions and asset management activities are performed by our employees, with certain services provided by third parties at market rates.
On May 21, 2013, we listed our common shares on the New York Stock Exchange (the "NYSE") under the symbol "CSG" (the "Listing") and concurrently commenced a modified "Dutch Auction" tender offer to purchase up to $125.0 million in value of the common shares (the "Tender Offer") from our shareholders. As a result of the Tender Offer, on June 26, 2013, we accepted for purchase 12,376,235 common shares at a purchase price of $10.10 per share, for an aggregate cost of approximately $125.0 million, excluding fees and expenses relating to the Tender Offer. As of September 30, 2013, we had 236,463,981 common shares issued and outstanding.
As of September 30, 2013, we owned, on a consolidated basis, 101 industrial (primarily warehouse/distribution), office and retail properties located in 19 U.S. states (Arizona, California, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Maryland, Massachusetts, Minnesota, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Texas, Utah and Virginia) and in the United Kingdom, encompassing approximately 22.8 million net rentable square feet. Our consolidated properties were approximately 94.4% leased (based upon rentable square feet) as of September 30, 2013. As of September 30, 2013, 74 of our consolidated properties were net leased to single tenants, which encompassed approximately 18.1 million rentable square feet.
We had ownership interests in five unconsolidated entities that, as of September 30, 2013, owned interests in 33 properties. Excluding those properties owned through our investment in CB Richard Ellis Strategic Partners Asia II-A, L.P. ("CBRE Strategic Partners Asia"), we owned, on an unconsolidated basis, 30 industrial (primarily warehouse/distribution), office and retail properties located in nine U.S. states (Arizona, Florida, Illinois, Indiana, Missouri, North Carolina, Ohio, Tennessee and Texas) and in the United Kingdom and other parts of Europe, encompassing approximately 11.7 million rentable square feet. Our unconsolidated properties were approximately 99.1% leased (based upon rentable square feet) as of September 30, 2013. As of September 30, 2013, 18 of our unconsolidated properties were net leased to single tenants, which encompassed approximately 10.2 million rentable square feet.
Unless the context otherwise requires or indicates, references to, "we," "our" and "us" refer to the activities of and the assets and liabilities of the business and operations of Chambers Street Properties and its subsidiaries.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)

2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("U.S. GAAP") and reflect the accounts of the Company, CSP OP and its consolidated subsidiaries. The Company consolidates its wholly-owned properties and joint ventures it controls through either 1) voting rights or similar rights or 2) by means other than voting rights if the Company is deemed to be the primary beneficiary of a variable interest entity. All significant intercompany accounts and transactions are eliminated in consolidation.
Certain information and footnotes required for annual financial statement presentation have been condensed or excluded pursuant to Securities and Exchange Commission (the "SEC") rules and regulations. Accordingly, our interim financial statements do not include all of the information and disclosures required under U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary in all material respects to present fairly our financial position, results of our operations and cash flows as of and for the three and nine months ended September 30, 2013 have been made. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results of operations to be expected for the entire year. The condensed consolidated financial statements and notes thereto should be read in conjunction with our current Annual Report on Form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2012.
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
Revenue Recognition and Valuation of Receivables
All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $15.2 million and $17.8 million as security for such leases at September 30, 2013 and December 31, 2012, respectively.
Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management's determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $23,000 and $11,000 as of September 30, 2013 and December 31, 2012, respectively.
Translation of Non-U.S. Currency Amounts
The financial statements and transactions of our United Kingdom real estate operation are recorded in their functional currency, namely the Great Britain Pound ("GBP") and are then translated into U.S. dollars ("USD").
Assets and liabilities of this operation are denominated in the functional currency and are then translated at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the reporting period. Translation adjustments are reported in "Accumulated Other Comprehensive Loss," a component of Shareholders' Equity.
The carrying value of our United Kingdom assets and liabilities fluctuate due to changes in the exchange rate between the USD and the GBP. The exchange rate of the USD to the GBP was $1.6186 and $1.6242 at September 30, 2013 and December 31, 2012, respectively. The profit

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)

and loss weighted average exchange rate of the USD to the GBP was approximately $1.5301 and $1.5755 for the three months ended September 30, 2013 and 2012, respectively; and $1.5449 and $1.5790 for the nine months ended September 30, 2013 and 2012, respectively.
The carrying value of our assets and liabilities held within our joint venture in Europe (the "European JV") fluctuate due to changes in the exchange rate between the USD and the EUR. The exchange rate of the USD to the EUR was $1.3524 and $1.3189 at September 30, 2013 and December 31, 2012. The profit and loss weighted average exchange rate of the USD to the EUR was approximately $1.3175 and $1.2510 for the three months ended September 30, 2013 and 2012, respectively; and $1.3146 and $1.2859 for the nine months ended September 30, 2013 and 2012, respectively.
Transition and Listing Expenses
We incurred certain costs in connection with our transition from being an externally managed company to a self-managed company ("Transition Costs"). These Transition Costs consist of legal, consulting and other third-party service provider costs incurred by us in order to execute on our Board of Trustees' decision to become a self-managed company. The Transition Costs included legal and consulting costs resulting from the amendment of our management structure and various corporate relationships, including with respect to our relations with the former investment advisor, exploring and implementing strategic alternatives for information technology, office space and personnel needs, among other expenses. The Transition Costs were primarily incurred during 2012, with the exception of $0.7 million incurred during 2013 as a final settlement of the Transition Services Agreement. Transition Costs of $6.2 million and $8.2 million were incurred during the three and nine months ended September 30, 2012, respectively.
We incurred certain costs in connection with our Listing and our Tender Offer in 2013. These listing expenses consisted of legal, investment banking, share-based compensation, consulting and other third-party service provider costs incurred by us in order to complete our Listing and Tender Offer. Listing costs totaling $1.4 million and $11.9 million were incurred during the three and nine months ended September 30, 2013, respectively. Of the listing expenses incurred through September 30, 2013, $3.8 million was attributable to share-based compensation.
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
ASC 740-10 Income Taxes requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We did not have a liability for any unrecognized benefits as of September 30, 2013. The tax years from 2008 through 2012 remain open to examination by the taxing jurisdictions to which the company is subject.
Included as a component of our tax provision, we have incurred income and other taxes (franchise, local and state government and international) related to our continuing operations in the amount of $54,000, $75,000, $0.3 million and $0.2 million during the three and nine months ended September 30, 2013 and 2012, respectively. The United Kingdom taxes real property operating results at a statutory rate of 20%. The United Kingdom taxable losses to date have generated a deferred tax asset of approximately $0.8 million consisting of these net operating loss carryforwards. We have provided for a full valuation allowance of $0.8 million as of September 30, 2013 on deferred tax assets because it is not likely that future operating profits in the United Kingdom would be sufficient to absorb the net operating losses.
Reclassifications
To better present our condensed consolidated balance sheets and condensed consolidated statements of operations we have chosen to combine certain line items together instead of disclosing them as separate line items.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)

In addition, we have reclassified certain amounts in our previously issued balance sheets and statements of operations to conform to current period presentations. On our balance sheet as of December 31, 2012, we have reclassified $8.2 million related to prepaid rents from "Accounts Payable, Accrued Expenses and Other Liabilities" to "Prepaid Rent and Security Deposits", which represents a newly created line item.
We have reclassified amounts related to property management general and administrative expense for the three and nine months ended September 30, 2012 of $379,000 and $1.0 million, respectively, from "General and Administrative" expense to "Property Operating" expense, which represents a newly created line item.
None of the reclassifications reflect corrections of any amounts.
New Accounting Standards
In January 2013, the FASB issued ASU 2013-1, Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. The ASU clarifies that the scope applied to derivatives accounted for in accordance with the Derivatives and Hedging topic of the Codification, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with the Offsetting Presentation section of the Balance Sheet topic or the Presentation section of the Derivatives and Hedging topic or subject to an enforceable master netting arrangement or similar agreement.
In February 2013, the FASB issued ASU No. 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-2"). This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.
The ASU amendment and the subsequent clarification of the amendment are effective for periods beginning on or after January 1, 2013, and must be shown for all periods shown on the balance sheet. The adoption of these ASU amendments did not have a material effect on our financial condition, results of operations, or disclosures.
In July 2013, the FASB issued ASU No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (Topic 815), which permits for the inclusion of the Fed Funds Effective Swap Rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes, in addition to interest rates on direct Treasury obligations of the U.S. government (UST), and the London Interbank Offered Rate (LIBOR). The ASU amendments also remove the restriction on using different benchmark interest rates for similar hedges. ASU No. 2013-10 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this ASU did not have a material effect on our financial condition, results of operations, or disclosures.
3. Investment in Real Estate Activity
Wholly-Owned Property Acquisitions
On July 31, 2013, we acquired the Carpenter Corporate Center I & II ("Carpenter Center"), located in Irving, Texas, a suburb of Dallas. We acquired Carpenter Center for approximately $49.5 million, exclusive of customary closing costs. The acquisition was funded using borrowings under our unsecured revolving credit facility. Carpenter Center is a 226,822 square foot office complex and is 100% net leased to Corphealth, Inc. through June 2023. Corphealth, Inc. is a subsidiary of Humana, Inc., a large health care company.
On August 8, 2013, we acquired 1200 Woods Chapel Road, ("1200 Woods Chapel") located in Duncan, South Carolina, a suburb of Spartanburg. We acquired 1200 Woods Chapel for approximately $10.8 million exclusive of customary closing costs. The acquisition was funded using borrowings under our unsecured revolving credit facility. 1200 Woods Chapel is a 156,800 square foot warehouse/distribution building and is 100% net leased to Lear Operations Corporation, through April 2019. Lear Operations Corporation is a subsidiary of Lear Corporation, a large supplier of automotive seating and electrical power management systems.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)

The following table summarizes the preliminary allocation of the fair value of amounts recognized for each major class of assets and liabilities (in thousands):

	Carpenter Center	1200 Woods Chapel	Total
Land	$5,901	$1,560	$7,461
Building and Improvements	35,950	7,357	43,307
Acquired In-Place Leases (1)	7,795	1,237	9,032
Acquired Above-Market Leases (1)	481	596	1,077
Total Acquired Assets	50,127	10,750	60,877
Acquired Below-Market Leases (2)	618	—	618
Total Assumed Liabilities	618	—	618
Net Assets Acquired	$49,509	$10,750	$60,259
__________

(1)	Represents in-place leases with a weighted average amortization period of 9.34 years and above-market leases with a weighted average amortization period of 7.56 years.

(2)	Represents below-market leases with a weighted average amortization period of 9.92 years.
The following table summarizes the combined results from operations for Carpenter Center and 1200 Woods Chapel from July 31, 2013 and August 8, 2013, the respective dates of acquisition, through September 30, 2013 (in thousands):

Revenues	$876
Net Income	$254
Purchase of Outside Equity Interests in Properties
On January 30, 2013, we completed construction of a build-to-suit project at 1400 Atwater Drive located in Malvern, Pensylvania. The project had previously been accounted for as a consolidated VIE and all activity had been included on the consolidated balance sheet as Construction in progress - VIE. Upon substantial completion of construction, we acquired our outside partner's 5% interest in the project for approximately $3.4 million.
On March 1, 2013, we acquired the remaining 20% interest in 17 properties that were held in a joint venture with Duke Realty ("Duke Portfolio"). The properties are located in the submarkets of Phoenix, Raleigh/Durham, Houston, Columbus, Cincinnati, Orlando, Ft. Lauderdale, Minneapolis and Dallas and consisted of 16 office buildings and one warehouse/distribution building totaling 3,318,402 square feet. The acquisition was structured such that membership interests in each of the subsidiaries that hold the properties were distributed to Duke Realty and CSP OP on a pro rata basis in accordance with their percentage ownership interests in the Duke JV (80% to CSP OP and 20% to Duke Realty) and CSP OP then purchased Duke Realty's 20% membership interests in those subsidiaries, resulting in CSP OP owning a 100% interest in each of the property-owning subsidiaries. CSP OP paid Duke Realty approximately $98.1 million to acquire the remaining 20% interest in these properties, corresponding to a valuation of approximately $490.7 million for a 100% interest in these properties. The transaction constituted a change in control of the previously unconsolidated 17 properties, which required a remeasurement of the net assets acquired to fair value. This resulted in a gain of $75.5 million upon acquisition.
The following table summarizes the results from continuing operations since the consolidation of the Duke Portfolio on March 1, 2013 through September 30, 2013 (in thousands). We previously included the results from operations of the Duke Portfolio in equity in earnings.

Revenues	$35,781
Net income	$499

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)

The following table summarizes the preliminary allocation of the fair value of amounts recognized for each major class of assets and liabilities (in thousands):

Land	$60,473
Building and Improvements	363,778
Acquired In-Place Leases (1)	64,421
Acquired Above-Market Leases (1)	21,084
Total Acquired Assets	509,756

Secured Notes Payable, Net (2)	229,539
Acquired Below-Market Leases (3)	5,549
Total Assumed Liabilities	235,088

Fair Value of Acquired Net Assets (Represents 100% Interest)	$274,668
__________

(1)	Represents in-place leases with a weighted average amortization period of 6.84 years and above-market leases with a weighted average amortization period of 7.81 years.

(2)	Secured notes payable is presented net of a premium of $13.5 million.

(3)	Represents below-market leases with a weighted average amortization period of 7.83 years.
Unaudited pro forma results, assuming the acquisitions of the Carpenter Center and 1200 Woods Chapel properties and the remaining 20% equity interest in the Duke Portfolio had occurred as of January 1, 2012, are presented below. Non-recurring acquisition costs totaling $0.2 million and $2.2 million are excluded from the 2013 pro forma results and are included in the three and nine months ended September 30, 2012 as an operating expense.
These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as increased depreciation and amortization expenses as a result of tangible and intangible assets acquired in the acquisitions. These unaudited pro forma results do not purport to be indicative of what operating results would have been had the acquisitions actually occurred on January 1, 2012 and may not be indicative of future operating results. (in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	$65,971	$67,557	$200,742	$200,432
Net Operating Income	13,687	2,595	32,366	23,945
Net Income	1,411	(9,234)	84,056	(7,773)
Basic and Diluted Income per Share	$0.01	$(0.04)	$0.34	$(0.03)
Discontinued Operations
During the nine months ended September 30, 2012, the Company recognized a loss from discontinued operations of $0.4 million associated with a write-down of the Cherokee Corporate Park property to its net sales value realized on the July 9, 2012 property sale of approximately $2.9 million.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)

4. Investments in Unconsolidated Entities
As of September 30, 2013 and December 31, 2012, we owned the following number of properties through unconsolidated joint venture entities.

	Ownership %	September 30, 2013	December 31, 2012
Duke JV	80.0%	20	37
European JV	80.0%	6	6
UK JV	80.0%	3	3
Afton Ridge	90.0%	1	1
CBRE Strategic Partners Asia	5.07%	3	7
		33	54
Investments in unconsolidated entities at September 30, 2013 and December 31, 2012 consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Duke JV	$267,572	$344,511
European JV	112,155	108,725
UK JV	36,217	37,487
Afton Ridge	39,400	17,008
CBRE Strategic Partners Asia	9,425	8,098
	$464,769	$515,829
The following is a summary of the investments in unconsolidated entities for the nine months ended September 30, 2013 and the year ended December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Investment Balance, January 1	$515,829	$537,631
Contributions	105,269	45,568
Company's Equity in Net Income (including adjustments for basis differences)	10,263	3,959
Other Comprehensive Income of Unconsolidated Entities	4,056	1,144
Conversion of Duke JV Equity Investment to Controlling Interest	(139,770)	—
Distributions	(30,878)	(72,473)
Investment Balance, End of Period	$464,769	$515,829

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)

The combined balance sheets of our investments in unconsolidated entities at September 30, 2013 and December 31, 2012 are as follows (in thousands):

	September 30,	December 31,
	2013	2012
Assets
Investments in Real Estate (1)	$929,665	$1,240,196
Other Assets	100,293	231,173
Total Assets	$1,029,958	$1,471,369
Liabilities and Equity
Secured Notes Payable, net	$239,730	$620,457
Other Liabilities	40,640	56,312
Total Liabilities	280,370	676,769
CSP Equity	464,769	515,829
Other Investors' Equity	284,819	278,771
Total Liabilities and Equity	$1,029,958	$1,471,369
__________

(1)
Includes REIT Basis Adjustments for costs incurred by the Company outside of the Duke JV and Afton Ridge entities that are directly capitalizable to its investment in real estate assets acquired within the respective entities, including acquisition costs paid to our former investment advisor prior to January 1, 2009.

The combined statements of operations for our investments in unconsolidated entities for the three and nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Total Revenue	$29,110	$38,424	$102,546	$112,193
Operating Expenses	7,259	12,616	26,627	41,783
Net Operating Income	21,851	25,808	75,919	70,410
Depreciation and Amortization	10,456	17,162	31,110	51,447
Interest Expense	2,799	6,666	11,695	19,722
Net Income (Loss) from Continuing Operations	8,596	1,980	33,114	(759)
Income from Discontinued Operations	12	—	2,248	—
Net Income (Loss)	8,608	1,980	35,362	(759)
Company Share in Net Income	3,346	966	9,797	2,672
Adjustments for REIT basis	(22)	(39)	466	(116)
CSP Equity in Net Income	$3,324	$927	$10,263	$2,556
Investments in Unconsolidated Entities Activity
During the first quarter of 2013, five ownership interests in Japan that were owned through CBRE Strategic Partners Asia II-A, L.P., or CBRE Strategic Partners Asia, were sold. During the second quarter of 2013, CBRE Strategic Partners Asia purchased one ownership interest in China.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)

On March 1, 2013, we acquired our outside partner's 20% interest in 17 properties that were held by Duke JV. See Note 3 for a further discussion of this transaction.
On July 2, 2013, we contributed $79.8 million to the Duke JV for our 80% share of the payoff (inclusive of accrued interest) of five fixed rate mortgage notes that were cross-collateralized and secured by the following five properties: Buckeye Logistics Center, Aspen Corporate Center 500, AllPoints at Anson Bldg. 1, 12200 President's Court, and 201 Sunrise Blvd. The notes were paid in full by the joint venture on July 3, 2013 for the total remaining principal balance of $99.2 million.
On July 2, 2013, we contributed $25.5 million to Afton Ridge to pay off the mortgage note secured by the property. The note was paid in full by the joint venture on July 3, 2013. Our joint venture partner will reimburse their portion of the loan payoff totaling $2.6 million to the joint venture.
5. Deferred Leasing Costs and Intangible Assets and Liabilities
The following table summarizes our deferred leasing costs and intangible assets (including acquired above-market leases and acquired in-place leases) and intangible liabilities (including acquired below market leases, and acquired above-market ground lease obligations).

	September 30,	December 31,
	2013	2012
	(in thousands)
Deferred Leasing Costs and Intangible Assets, Net:
Deferred Leasing Costs	$6,789	$6,350
Accumulated Amortization	(2,405)	(1,705)
Deferred Leasing Costs, Net	4,384	4,645
Above-Market Leases	77,381	55,219
Accumulated Amortization	(31,265)	(23,364)
Above-Market Leases, Net	46,116	31,855
In-Place Leases	325,903	252,501
Accumulated Amortization	(116,670)	(89,943)
In-Place Leases, Net	209,233	162,558
Total Deferred Leasing Costs and Intangible Assets, Net	$259,733	$199,058

Intangible Liabilities, Net:
Below-Market Leases	$49,820	$43,659
Accumulated Amortization	(21,950)	(19,077)
Below-Market Leases, Net	27,870	24,582
Above-Market Ground Lease Obligation	1,501	1,501
Accumulated Amortization	(142)	(89)
Above-Market Ground Lease Obligation, Net	1,359	1,412
Total Intangible Liabilities, Net	$29,229	$25,994

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)

The following table sets forth amortization related to intangible assets and liabilities for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Deferred Leasing Costs (1)	$236	$179	$(700)	$499
Above-Market Leases (2)	2,664	1,903	7,901	5,637
In-Place Leases (1)	9,210	7,420	26,712	21,543
Below-Market Leases (2)	(708)	(2,093)	(2,873)	(4,326)
Above-Market Ground Lease Obligation (3)	(18)	(18)	(53)	(53)
__________

(1)	The amortization of deferred leasing costs and in-place leases are recorded to depreciation and amortization expense in the condensed consolidated statements of operations for the periods presented.

(2)
The amortization of above-market leases and below-market leases are recorded as reductions and additions to rental income, respectively, in the condensed consolidated statements of operations for the periods presented.

(3)	The amortization of the above-market ground lease obligation is recorded as a decrease to property operating expense in the condensed consolidated statements of operations for the periods presented.
The following is a schedule of future amortization of deferred leasing costs, intangible assets and liabilities as of September 30, 2013 (in thousands):

	Intangible Assets			Intangible Liabilities
	Deferred Leasing Costs	Acquired Above-Market Leases	Acquired In-Place Leases	Acquired Below-Market Leases	Above-Market Ground Lease Obligations
Remaining 2013	$239	$2,486	$9,738	$1,042	$18
2014	905	9,507	37,020	4,156	71
2015	703	9,093	34,682	3,986	71
2016	599	5,551	27,870	3,398	71
2017	541	4,406	23,395	2,898	71
2018	499	3,898	20,472	2,579	71
Thereafter	898	11,175	56,056	9,811	986
	$4,384	$46,116	$209,233	$27,870	$1,359

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)

6. Debt
Secured notes payable are summarized as follows (in thousands):

	Stated Interest Rate	Effective Interest Rate (1)	Maturity Date	September 30,	December 31,
Property				2013	2012

Albion Mills Retail Park - Swapped to Fixed (2) (3)	5.25%	5.25%	October 10, 2013	$9,338	$9,288
Avion Midrise III & IV	5.52%	7.00%	April 1, 2014	20,103	20,464
Maskew Retail Park - Swapped to Fixed(3)	5.68%	5.68%	August 10, 2014	22,621	22,698
12650 Ingenuity Drive	5.62%	7.50%	October 1, 2014	11,952	12,272
Bolingbrook Point III	5.26%	5.26%	January 1, 2015	7,900	7,900
One Wayside Road	5.66%	5.25%	August 1, 2015	13,452	13,745
One Wayside Road	5.92%	5.25%	August 1, 2015	11,244	11,464
Lakeside Office Center	6.03%	6.03%	September 1, 2015	8,773	8,862
Deerfield Commons I	5.23%	5.23%	December 1, 2015	9,329	9,442
Celebration Office Center III(4)(5)	4.25%	2.50%	December 1, 2015	9,043	—
22535 Colonial Pkwy(4)(5)	4.25%	2.50%	December 1, 2015	8,091	—
Northpoint III(4)(5)	4.25%	2.50%	December 1, 2015	10,470	—
Goodyear Crossing Ind. Park II(4)(5)	4.25%	2.50%	December 1, 2015	19,989	—
3900 North Paramount Parkway(4)(5)	4.25%	2.50%	December 1, 2015	7,853	—
3900 South Paramount Parkway(4)(5)	4.25%	2.50%	December 1, 2015	7,853	—
1400 Perimeter Park Drive(4)(5)	4.25%	2.50%	December 1, 2015	2,380	—
Miramar I(4)(5)	4.25%	2.50%	December 1, 2015	9,328	—
Miramar II(4)(5)	4.25%	2.50%	December 1, 2015	12,565	—
70 Hudson Street	5.65%	5.15%	April 11, 2016	116,585	117,981
Point West I - Swapped to Fixed(4)	3.41%	3.41%	December 6, 2016	11,123	—
100 Tice Blvd	5.97%	4.38%	September 15, 2017	19,684	20,094
100 Tice Blvd	5.97%	4.38%	September 15, 2017	19,684	20,093
4701 Gold Spike Drive(6)	4.45%	4.45%	March 1, 2018	10,202	10,342
1985 International Way(6)	4.45%	4.45%	March 1, 2018	7,089	7,186
Summit Distribution Center(6)	4.45%	4.45%	March 1, 2018	6,418	6,506
3770 Deerpark Boulevard(6)	4.45%	4.45%	March 1, 2018	7,328	7,428
Tolleson Commerce Park II(6)	4.45%	4.45%	March 1, 2018	4,406	4,467
Atrium I - swapped to fixed(4)	3.78%	3.78%	May 31, 2018	22,750	—
McAuley Place(4)	3.98%	3.50%	September 1, 2018	13,319	—
Easton III - Swapped to Fixed(4)	3.95%	3.95%	January 31, 2019	6,513	—
90 Hudson Street	5.66%	5.26%	May 1, 2019	105,321	106,465
Fairforest Bldg. 6	5.42%	6.50%	June 1, 2019	2,166	2,402
North Rhett I	5.65%	6.50%	August 1, 2019	2,513	2,827

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)

	Stated Interest Rate	Effective Interest Rate (1)	Maturity Date	September 30,	December 31,
Property				2013	2012

Kings Mountain II	5.47%	6.50%	January 1, 2020	4,183	4,589
North Rhett II	5.20%	6.50%	October 1, 2020	1,678	1,822
Mount Holly Bldg.	5.20%	6.50%	October 1, 2020	1,678	1,822
Orangeburg Park Bldg.	5.20%	6.50%	October 1, 2020	1,706	1,853
Kings Mountain I	5.27%	6.50%	October 1, 2020	1,453	1,578
Ten Parkway North	4.75%	4.75%	January 1, 2021	11,852	12,072
Union Cross Bldg. II	5.53%	6.50%	June 1, 2021	6,644	7,149
Union Cross Bldg. I	5.50%	6.50%	July 1, 2021	2,180	2,344
Norman Pointe I(4)	5.24%	3.50%	October 1, 2021	20,593	—
Norman Pointe II(4)	5.24%	3.50%	October 1, 2021	22,672	—
The Landings I(4)	5.24%	3.50%	October 1, 2021	15,498	—
The Landings II(4)	5.24%	3.50%	October 1, 2021	13,670	—
Fairforest Bldg. 5	6.33%	6.50%	February 1, 2024	8,421	8,840
North Rhett IV	5.80%	6.50%	February 1, 2025	8,547	8,935
Thames Valley Five - Swapped to Fixed(7)	6.42%	6.42%	May 29, 2013	—	9,160
Sabal Pavilion(8)	6.38%	3.00%	August 1, 2013	—	14,700
Total Secured Notes Payable				678,160	496,790
Plus Premium				18,088	7,555
Less Discount				(1,569)	(2,113)
Total Secured Notes Payable, Net				$694,679	$502,232
__________

(1)	Represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the amortization of any discounts/premiums, excluding debt issuance costs.

(2)
This loan is presented at fair value. The fair value adjustment to its cost basis was $(3) and $(85) as of September 30, 2013 and December 31, 2012, respectively.  We paid off this loan in full subsequent to September 30, 2013. See Note 17 for additional information.

(3)	The loan is subject to certain financial covenants (interest coverage and loan to value).

(4)
The loans were assumed in connection with the acquisition of Duke Realty's 20% interest in the 17 properties held by the Duke JV on March 1, 2013 and were recorded at estimated fair value which included a $13.5 million total premium.

(5)	These nine loans are cross-collateralized.

(6)	These five loans are cross-collateralized.

(7)	The loan was paid off in full on May 29, 2013.

(8)	The loan was paid off in full on May 1, 2013.
Unsecured Term Loan Facilities
On March 6, 2013, we entered into an unsecured term loan in the amount of $50.0 million (the"TD Term Loan") with TD Bank, N.A ("TD Bank"). Upon closing the TD Term Loan, we simultaneously entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the TD Term Loan at 3.425% per annum for its seven year term, based upon the TD Term Loan's then current stated applicable margin. This applicable margin, and therefore the effective interest rate on the TD Term Loan, may vary during its term by an increase of up to 0.75% based upon the then current leverage ratio. In the event that the Company obtains a credit rating, the applicable margin on the TD Term Loan can vary from a 0.60% reduction to a 0.20% increase based upon our then current credit rating. The TD Term Loan contains customary representations and warranties and covenants. We used the proceeds of the TD Term Loan to repay a portion of our borrowings under our unsecured revolving credit facility.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)

On March 7, 2013, we entered into an unsecured term loan in the amount of $200.0 million (the "WF Term Loan #1") with Wells Fargo Bank, National Association ("Wells Fargo Bank") and certain other lenders. Upon closing the WF Term Loan #1, we simultaneously entered into an interest rate swap agreement with Wells Fargo Bank to effectively fix the interest rate on the WF Term Loan #1 at 2.4885% per annum for its five-year term, based upon the WF Term Loan #1's then current stated applicable margin. This applicable margin, and therefore the effective interest rate on the WF Term Loan #1, may vary during its term by an increase of up to 0.60% based upon the then current leverage ratio. In the event that the Company obtains a credit rating, the applicable margin on the WF Term Loan #1 can vary from a 0.40% reduction to a 0.50% increase based upon our then current credit rating. The WF Term Loan #1 contains customary representations and warrants and covenants. We used the proceeds to repay a portion of our borrowings under our unsecured revolving credit facility.
On September 12, 2013, we entered into an unsecured term loan in the amount of $120.0 million (the "Capital One Term Loan") with Capital One, National Association ("Capital One") and certain other lenders. Upon closing the Capital One Term Loan, we simultaneously entered into an interest rate swap agreement with Capital One to effectively fix the interest rate on the Capital One Term Loan at 4.42125% per annum for its entire term until the Capital One Term Loan's scheduled maturity on January 31, 2021, based upon the Capital One Term Loan's current stated applicable margin. This applicable margin, and therefore the effective interest rate on the Capital One Term Loan, may vary during its term from a 0.20% reduction to a 0.35% increase based upon the then current leverage ratio. In the event the Company obtains a credit rating, the applicable margin on the Capital One Term Loan can vary from a 0.55% reduction to a 0.25% increase based upon our then current credit rating. We used the majority of the proceeds to repay a portion of our borrowings under our unsecured revolving credit facility.
On September 26, 2013, in connection with the second amendment to the Credit Agreement with Wells Fargo Bank (the "Second Amendment") (see additional information below under "Unsecured Revolving Credit Facility"), our WF Term Loan #1 was replaced with a new unsecured term loan (the "WF Term Loan #2") with the same amount of $200.0 million and the same maturity date of March 7, 2018 as for the WF Term Loan #1. The existing swap agreement entered into on March 7, 2013 upon closing of the WF Term Loan #1 remained in place and is now applicable to the WF Term Loan #2 in order to effectively fix its interest rate at 2.6385% per annum for its term, based upon the WF Term Loan #2's current stated applicable margin. In addition, on September 26, 2013, and also in connection with the Second Amendment (see additional information below under "Unsecured Revolving Credit Facility"), we entered into a new $200.0 million unsecured term loan (the "WF Term Loan #3"). Upon closing the WF Term Loan #3, we simultaneously entered into an interest rate swap agreement to effectively fix the interest rate on the WF Term Loan #3 at 3.274% per annum for its entire term until the WF Term Loan #3's scheduled maturity on January 15, 2019, based upon the WF Term Loan #3's current stated applicable margin. The applicable margin on both the WF Term Loan #2 and the WF Term Loan #3, and therefore the effective interest rate on both of these loans, may vary during their terms from a 0.20% reduction to a 0.35% increase based upon the then current leverage ratio. In the event the Company obtains a credit rating, the applicable margin on the WF Term Loan #2 and the WF Term Loan #3 can vary from a 0.70% reduction to a 0.30% increase based upon our then current credit rating. We used the majority of the WF Term Loan #3 proceeds to repay a portion of our borrowings under our unsecured revolving credit facility.
Unsecured Revolving Credit Facility
The terms of our unsecured revolving credit facility are set forth in the table below.

	September 30,	December 31,
	2013	2012
	(in thousands)
Outstanding Borrowings	$100,000	$265,000
Remaining Borrowing Capacity	750,000	435,000
Total Borrowing Capacity	$850,000	$700,000
Interest Rate(1)	1.88%	1.82%
Unused Fee-Annual Rate(2)	30bps	30bps
Maturity Date(3)	January 2018	September 2016
__________

(1)	Calculated based on one-month LIBOR plus 1.70% and 1.60% as of September 30, 2013 and December 31, 2012, respectively.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)

(2)	The unused fee is paid on a quarterly basis and may be reduced to 25bps of the unused amount if our unsecured revolving credit facility utilization is greater than 50% of its capacity.

(3)	Under the original and amended terms of our unsecured revolving credit facility, we may exercise an option to extend the maturity date by one year.
On September 13, 2012, we entered into a credit agreement with a group of lenders to provide us with an unsecured revolving credit facility with an initial capacity of $700.0 million (the "Credit Agreement"). This unsecured revolving credit facility had a term of four years, which term may have been extended for one year at our option provided that we were not then in default and upon payment of customary extension fees.
On March 7, 2013, we entered into a First Amendment to our Credit Agreement (the "First Amendment"). The First Amendment modified our unsecured revolving credit facility to among other things: (i) amend certain definitions, (ii) amend certain requirements of the guarantor, (iii) amend the requirements relating to quarterly financial statements, annual statements, compliance certificates and certain other SEC filings, (iv) amend the requirements relating to electronic delivery of information, (v) provide the Company with an option to restate the tangible net worth covenant in the event of a redemption event, (vi) remove the restriction on negative pledges, (vii) amend the restrictions on intercompany transfers and (viii) amend certain disclosure and confidentiality provisions.
On September 26, 2013, we entered into the Second Amendment to our Credit Agreement. The Second Amendment modified our unsecured revolving credit facility to increase its capacity from $700.0 million to $850.0 million. The unsecured revolving credit facility's term was extended to January 15, 2018, which may be extended for one year at our option upon the payment of customary extension fees, provided that we are not then in default. The unsecured revolving credit facility has no minimum outstanding balance requirements. The applicable margin on the unsecured revolving credit facility can vary from (i) 1.50% to 2.05% based upon the Company's then current leverage ratio. In the event the Company obtains a credit rating, the applicable margin on the unsecured revolving credit facility can vary from 0.90% to 1.70% based upon the then current credit rating of the Company or CSP OP.
Debt Covenants and Restrictions
Certain of our secured notes payable are subject to certain financial covenants (interest coverage and loan to value).
As of September 30, 2013, our unsecured term loan facilities and revolving credit facility were subject to certain financial covenants that require, among other things: the maintenance of (i) a leverage ratio of not more than 0.60; (ii) a fixed charge coverage ratio of at least 1.50; (iii) a secured leverage ratio of not more than (a) 0.45 prior to September 13, 2014, or (b) 0.40 thereafter; (iv) an unencumbered leverage ratio of not more than 0.60; (v) a ratio of unencumbered net operating income to unsecured interest expense of at least 1.75 (unless the Company or CSP OP obtains an investment grade credit rating, in which case this requirement is eliminated); (vi) minimum tangible net worth of $1.5 billion plus 85% of the net proceeds of certain future equity issuances; and (vii) unencumbered asset value of at least $400.0 million. In addition, our unsecured term loan facilities and revolving credit facility contain a number of customary non-financial covenants including those restricting liens, mergers, sales of assets, certain investments in unimproved land and mortgage receivables, intercompany transfers, transactions with affiliates and distributions. The Company and certain of its subsidiaries have provided guarantees in connection with our unsecured term loan facilities and revolving credit facility. As of September 30, 2013, we were in compliance with all debt covenants.
The minimum principal payments due for our secured notes payable, unsecured term loan facilities and unsecured revolving credit facility are as follows as of September 30, 2013 (in thousands):

Remaining 2013	$13,278
2014	70,225
2015	148,476
2016	134,179
2017	46,355
2018	372,070
Thereafter	563,580
$1,348,163

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)

7. Risk Management and Use of Financial Instruments
Risk Management
In the course of our ongoing business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities. Credit risk is primarily the risk of inability or unwillingness of tenants to make contractually required payments and of counterparties on derivatives contracts to fulfill their obligations. Market risk is the risk of declines in the value of our properties due to changes in rental rates, interest rates, supply and demand of similar products and other market factors affecting the valuation of properties.
Derivative Financial Instruments
We utilize interest rate swaps to mitigate the effects of interest rate fluctuations on our variable-rate loans. Our strategy is to use a swap to convert the floating-rate borrowing (usually a secured note payable or an unsecured term loan facility) where LIBOR is consistently applied into a fixed-rate obligation with the only variable piece remaining is the spread between different reset dates when/if the swap and debt are not lined up. We generally enter into an interest rate swap agreement concurrently with the origination of the variable-rate loan for an equivalent principal amount for a period covering the term of the loan, which effectively converts our variable-rate debt to a fixed-rate loan. Our use of derivative instruments, including swaps, is limited by policy to hedging or mitigating commercial risk and we do not use derivative instruments for speculative, trading or investment purposes.
The following table sets forth the terms of our interest rate swaps at September 30, 2013 and December 31, 2012 (amounts in thousands):

	Notional Amount		Fair Value		Rate
Type of Instrument	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	Index	Maturity Date
Interest Rate Swap(1)	$9,249	$9,280	$(9)	$(241)	3.4%	3.4%	GBP LIBOR(2)	October 10, 2013
Interest Rate Swap	22,621	22,698	(549)	(1,015)	2.9%	2.9%	GBP LIBOR(2)	August 10, 2014
Interest Rate Swap(3)	11,123		(228)		1.2%		LIBOR	December 6, 2016
Interest Rate Swap(4)	200,000		1,924		0.8%		LIBOR	March 7, 2018
Interest Rate Swap(3)	22,750		(505)		1.6%		LIBOR	May 31, 2018
Interest Rate Swap	200,000		(987)		1.4%		LIBOR	January 15, 2019
Interest Rate Swap(3)	6,513		(144)		1.8%		LIBOR	January 31, 2019
Interest Rate Swap(4)	50,000		1,001		1.3%		LIBOR	March 6, 2020
Interest Rate Swap	120,000		(3,741)		2.4%		LIBOR	January 31, 2021
Interest Rate Swap(5)	—	9,160	—	(182)		4.9%	GBP LIBOR(2)	May 30, 2013
__________

(1)	We terminated the interest rate swap in October 2013. See Note 17 for additional information.

(2)	Based on the three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.

(3)
We assumed this swap in connection with the purchase of the Duke Portfolio on March 1, 2013. This swap is considered a hedging instrument under ASC 815-20 as of September 30, 2013. The swap was not considered a hedging instrument under ASC 815-20 during the period from March 1, 2013 to March 31, 2013.

(4)
We entered into these swaps in connection with the origination of the TD Term Loan and WF Term Loan #1 in March 2013. These swaps are considered hedging instruments under ASC 815-20 as of September 30, 2013. These swaps were not considered hedging instruments under ASC 815-20 during the period from March 11, 2013 and March 12, 2013, respectively, to May 29, 2013.

(5)	We terminated this interest rate swap in May 2013.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)

We record all derivative instruments on a gross basis in the condensed consolidated balance sheets. Accordingly, there are no offsetting amounts that net assets against liabilities. The asset and liability balances presented in the table below reflects the gross amounts of derivatives recorded in the condensed consolidated balance sheets.

	Asset Derivatives			Liability Derivatives
		Fair value			Fair value
Type of Instrument	Balance Sheet Location	September 30, 2013	December 31, 2012	Balance Sheet Location	September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments
Interest Rate Swaps	Prepaid Expenses and Other Assets	$2,925	$—	Accounts Payable, Accrued Expenses and Other Liabilities	$6,154	$1,015

Derivatives not designated as hedging instruments
Interest Rate Swaps	Prepaid Expenses and Other Assets	$—	$—	Accounts Payable, Accrued Expenses and Other Liabilities	$9	$423
The table below presents the effect of our derivative instruments on our condensed consolidated statement of operations for the three and nine months ended September 30, 2013 and 2012 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Derivatives Designated as Cash Flow Hedges:
Gain (Loss) Recognized in Other Comprehensive Income (OCI) (Effective Portion)	$6,987	$(1,142)	$3,598	$(4,731)
Loss Reclassified from AOCI into Interest Expense (Effective Portion)	(858)	(1,027)	(1,693)	(3,068)
Gain (Loss) Recognized in Gain from Interest Rate Swaps (Ineffective Portion and Amount Excluded from Effectiveness Testing)	(32)	(494)	(38)	(506)
Amount of Gain on Derivatives Recognized in Earnings Under Gain from Interest Rate Swaps	221	134	1,381	380
Loss Recognized in Loss on Conversion of Equity Interest to Controlling Interest	(1,414)	—	(1,414)	—

Derivatives Not Designated as Cash Flow Hedges:
Realized and Unrealized Gain Recognized in Gain from Interest Rate Swaps	$76	$(55)	$388	$(145)
At September 30, 2013, the Company expects that the hedged forecasted transactions, for each of the outstanding qualifying cash flow hedging relationships remains probable of occurring and that no gains or losses recorded to accumulated other comprehensive loss are expected to be reclassified to earnings.
Concentration of Credit Risk
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
For the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)

instruments is represented by their fair value amounts, increased by an estimate of potential adverse position exposure arising from changes over time in interest rates, maturities, and other relevant factors. We do not anticipate nonperformance by any of our counterparties.
Our consolidated properties are located throughout the United States and in the United Kingdom. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, and social factors affecting the communities in which the tenants operate. In addition, we do not have any tenant whose rents exceeds 10% of our total rental revenue.
8. Future Minimum Rents
The following is a schedule of future minimum rents to be received on non-cancelable operating leases from consolidated properties as of September 30, 2013 (in thousands):

Remaining 2013	$51,111
2014	202,674
2015	197,443
2016	177,573
2017	161,794
2018	152,192
Thereafter	502,173
$1,444,960
9. Related Party Transactions
Prior to July 1, 2012, all of our business activities were managed by the former investment advisor pursuant to the fourth amended and restated advisory agreement ("Fourth Amended Advisory Agreement"), which terminated according to its terms on June 30, 2012. Effective July 1, 2012, we entered into the Transitional Services Agreement and the former investment advisor pursuant to which the former investment advisor would provide certain consulting related services to us at the direction of our officers and other personnel for a term which ended on April 30, 2013. As part of the Transitional Services Agreement, we paid $2.5 million on the effective date of the agreement to reimburse the former investment advisor for expenses incurred related to personnel costs. In addition, during 2013, we paid $0.7 million to the former investment advisor as a final settlement of the Transitional Services Agreement.
Pursuant to the Transitional Services Agreement, for services provided to us in connection with the investment management of our assets, the former investment advisor was paid an investment management consulting fee payable in cash consisting of (i) a monthly fee equal to one-twelfth of 0.5% of the aggregate cost (before non-cash reserves and depreciation) of all real estate investments within our portfolio and (ii) a monthly fee equal to 5.0% of the aggregate monthly net operating income derived from all real estate investments within our portfolio, subject to certain adjustments. For services provided to us in connection with the acquisition of assets, the former investment advisor or its affiliates was paid acquisition fees up to 1.5% of (i) the contract purchase price of real estate investments acquired by us, or (ii) when we make an investment indirectly through another entity, such investment's pro rata share of the gross asset value of real estate investments held by that entity. The total of all acquisition consulting fees payable with respect to real estate investments did not exceed an amount equal to 6% of the contract purchase price (or 6% of funds advanced with respect to mortgages) provided, however, that a majority of the uninterested members of the Board of Trustees could approve amounts in excess of this limit.
Previously, pursuant to the Fourth Amended Advisory Agreement and the Transitional Services Agreement, the former investment advisor and its affiliates performed services relating to property management, leasing, construction supervision and management, and brokerage services.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)

The various fees paid to the former investment advisor are summarized in the table below for the indicated periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Investment Management Fees	$—	$5,159	$489	$17,270
Transition Services Agreement Fees	—	2,500	686	2,500
Acquisition-Related Fees	—	944	1,472	2,061
Property Management Fees (1)	288	396	808	1,168
Leasing Commissions (1)	154	292	693	581
Construction Supervision and Management Fees (1)	—	246	871	803
Brokerage Fees(2)	—	203	—	203
Other	—	—	—	26
Total	$442	$9,740	$5,019	$24,612
__________

(1)	Such fees for each service ranged from 2.0% to 5.0% of gross revenues received from a property that we owned.

(2)
The brokerage fee upon the sale of properties was an amount equal to the lesser of (i) one-half of the competitive real estate commission or (ii) 3% of the sales price of each property sold. The total brokerage commission paid did not exceed the lesser of the competitive real estate commission or an amount equal to 6% of the sales price of the property.

As required by the Transitional Services Agreement, we and the former investment advisor have agreed on a list of unacquired real estate investments for which the former investment advisor has performed certain acquisition related consulting services prior to the termination of the Transitional Service Agreement (a "Qualifying Property"). If any Qualifying Property is acquired by us within the nine months following the termination of the Transitional Services Agreement then we shall pay an acquisition consulting fee equal to 0.75% of (i) the contract purchase price of the real estate investments (including debt), or (ii) when we make an investment indirectly through another entity, such investment's pro rata share of the gross asset value of real estate investments held by that entity to the former investment advisor. Real estate investments for which there is a dispute as to whether it is a Qualifying Property that are acquired within the nine months following the termination of the Transitional Services Agreement will be submitted to arbitration. As of September 30, 2013, we have not acquired any Qualifying Property.
As of September 30, 2013, $0.1 million of amounts due to the former investment advisor for third party management fees was included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. All outstanding investment advisor-related fees have been paid as of September 30, 2013. As of December 31, 2012, $11.1 million of amounts due to the former investment advisor was included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.
Class B Interest
For a discussion of the Class B Interest owned by an affiliate of our former investment advisor, see Note 10 below.
10. Non-Controlling Interests
Non-Controlling Interest Operating Partnership Units
As of September 30, 2013, we owned 100% of the Class A limited partnership units of CSP OP. As of December 31, 2012 and September 30, 2012, we owned 99.90% of the Class A limited partnership units of CSP OP. The remaining 0.10% Class A limited partnership units of CSP OP, as of December 31, 2012 and September 30, 2012, were owned by REIT Holdings in the form of 246,361 Class A limited partnership units, which were exchangeable for cash or, at the Company’s discretion, on a one for one basis for common shares of the Company.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)

On August 19, 2013, we redeemed for cash 246,361 Class A limited partnership units for $2.2 million, which were owned by REIT Holdings. In connection with the redemption, certain of the Company's officers and employees received a cash distribution from REIT Holdings with respect to their distribution interests they held in REIT Holdings.
Class B Interest
In exchange for services provided to the Company with respect to its formation and subsequent operations, REIT Holdings was granted the Class B Interest in CSP OP, the terms of which are more fully described in the third amended and restated agreement of limited partnership of CSP OP (the "Third Amended Partnership Agreement"). REIT Holdings is an affiliate of the former investment advisor and certain of the Company’s officers and employees own distribution interests in REIT Holdings. A mandatory redemption of the Class B Interest by CSP OP was triggered by the Listing.
The consideration (if any) to be received by REIT Holdings for the Class B Interest ("Consideration") will be 15% of the total market value of the Company’s listed common shares above a threshold amount (the "Class B Return Threshold") equal to (i) the total capital contributions made to CSP OP by us and (ii) a 7% annual, uncompounded return on such capital contributions. The calculation of the Consideration (if any) will be based upon the total number of our listed common shares multiplied by the average per share closing price of our common shares for the 30 day period (the "30-Day Market Value") beginning on October 19, 2013, which is the 151st day after the Listing, and ending on November 17, 2013, which is the 180th day after the Listing. The Consideration (if any) will therefore be 15% of the amount by which the 30-Day Market Value exceeds the Class B Return Threshold. The Company currently estimates the Class B Return Threshold to be an amount equal to the total number of our listed common shares multiplied by approximately $10.13 per share. If, however, the 30-Day Market Value does not exceed the Class B Return Threshold, the Class B interest will be redeemed at no cost and will no longer be outstanding. Consideration (if any) will be paid within 10 business days of the determination of the 30-Day Market Value, and may be in the form of cash or common shares as determined by the Company’s Board of Trustees.
As a result of the modification of the terms of the Class B Interest pursuant to the Third Amended Partnership Agreement, it was no longer required that the Class B Interest be redeemed or forfeited upon a termination of the former investment advisor as investment advisor to us. Consequently, we recognized an expense of $0.2 million during the year ended December 31, 2012 for the current economic fair value resulting from the modification of the terms of the Class B Interest.
11. Equity Incentive Plan and Performance Bonus Plan
Equity Incentive Plan
At our annual shareholders' meeting held on May 31, 2013, our shareholders approved the 2013 equity incentive plan. A description of the material terms of the 2013 equity incentive plan, as well as a copy of the 2013 equity incentive plan, were included in our definitive proxy statement on Schedule 14A filed with the SEC on April 12, 2013. Our key employees, directors, trustees, officers, advisors, consultants or other personnel of ours and our subsidiaries or other persons expected to provide significant services to us or our subsidiaries would be eligible to be granted incentive share options, non-qualified share options, share appreciation rights, restricted shares, restricted share units, dividend equivalent rights and other equity-based awards as contemplated in the 2013 equity incentive plan. As of September 30, 2013, there were 4,597,500 common shares available for grant under the 2013 equity incentive plan.
On February 7, 2013, our Board's independent trustees, Messrs. Black, Orphanides and Salvatore, were awarded equity grants under the amended and restated 2004 equity incentive plan on the following terms: (i) (x) Mr. Black's award was for $100,000 in common shares and (y) Messrs. Orphanides and Salvatore each were awarded $25,000 in common shares for a total of $150,000; and (ii) each award vested in its entirety, upon issuance.
On March 15, 2013, a total of 281,625 restricted common shares were granted to our named executive officers (Messrs. Cuneo, Kianka and Reid) based on each executive's achievement of performance objectives during 2012, as determined at the discretion of our Compensation Committee. Additionally, 21 of our employees were granted 117,300 restricted common shares, in the aggregate, on March 15, 2013. One-third of the restricted shares granted to our named executive officers and employees will vest in each of the first three anniversaries of grant if the grantee is employed by the Company on such anniversary. Compensation expense is recognized on a straight-line basis over the service vesting period of three years and takes into consideration an estimated forfeiture rate of 5%. We recognized share-based compensation

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)

expense of $316,000 and $684,000 during the three and nine months ended September 30, 2013 as a result of granting the awards to our named executive officers and our employees.
As a result of the Listing on May 21, 2013, a total of 375,000 common shares were awarded to our named executive officers (Messrs. Cuneo, Kianka and Reid) and other members of our senior management. These shares fully vested on July 10, 2013. Additionally, on July 10, 2013, other employees were granted a total of 27,500 common shares as a result of the Listing as determined by the compensation committee of our Board of Trustees. These shares fully vested on July 10, 2013. We incurred $3.8 million in share-based compensation in connection with the Listing which is included in Transition and Listing expenses in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2013.
Summary of Time-Based Restricted Common Shares
A summary of our Time-Based Restricted Common Shares from January 1, 2013 through September 30, 2013 is presented below:

	Nonvested
	Shares	Weighted-Average Grant Date Fair Value per Share	Vested
Outstanding at January 1, 2013	300,000	$10.00	—
Granted	398,925	10.00	—
Vested	(100,000)	10.00	100,000
Canceled (1)	—	—	(33,515)
Outstanding as of September 30, 2013	598,925	$10.00	66,485
__________

(1)
33,515 common shares were tendered in accordance with the terms of the 2013 equity incentive plan to satisfy minimum state tax withholding requirements related to the restricted common shares that have vested. We accept the return of shares at the current quoted closing share price of the Company's common shares on the NYSE to satisfy tax obligations.

Summary of Performance-Based Restricted Common Shares
A summary of Performance-Based Restricted Common Shares from January 1, 2013 through September 30, 2013 is presented below:

	Nonvested
	Shares	Weighted-Average Grant Date Fair Value per Share	Vested
Outstanding January 1, 2013	375,000	$10.00	—
Granted	27,500	8.90	—
Vested	(402,500)	9.92	402,500
Canceled (1)	—	—	(144,563)
Outstanding as of September 30, 2013	—	$—	257,937

(1)
144,563 common shares were tendered in accordance with the terms of the 2013 equity incentive plan to satisfy minimum state tax withholding requirements related to the restricted common shares that have vested. We accept the return of shares at the current quoted closing share price of the Company's common shares on the NYSE to satisfy tax obligations.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)

	2013	2012
Compensation Expense Recorded During the Nine Months ended September 30(1)	$5,354	$215
Unamortized Compensation Costs	$4,998	$6,398
Units Available for the Future Awards(2)	4,597,500	19,298,000
__________

(1)	Compensation Expense includes expenses incurred in our Listing Expense totaling $3.8 million.

(2)	Units available for the future awards includes units under the 2013 equity incentive plan, which was the successor to the amended and restated 2004 equity incentive plan.
12. Shareholders' Equity
Common Shares
Under our current declaration of trust, we have the authority to issue a total of 1,000,000,000 shares of beneficial interest. Of the total shares authorized, 990,000,000 shares are designated as common shares, with a par value of $0.01 per share, and 10,000,000 shares are designated as preferred shares, with a par value of $0.01 per share.
On May 21, 2013, we listed our common shares on the NYSE under the symbol "CSG" (the "Listing") and concurrently commenced the $125.0 million Tender Offer from our shareholders. As a result of the Tender Offer, on June 26, 2013, we accepted for purchase 12,376,235 common shares at a purchase price of $10.10 per share, for an aggregate cost of approximately $125.0 million, excluding fees and expenses relating to the Tender Offer.
In connection with the Listing, we terminated the dividend reinvestment plan effective as of the close of business on May 21, 2013. As of the close of business on May 21, 2013, we had issued a total of 8,869,829 common shares pursuant to the dividend reinvestment plan, and received approximately $84.3 million in gross proceeds.
In connection with the Listing, we terminated our former share redemption program effective as of the close of business on May 21, 2013. During the nine months ended September 30, 2013 and 2012, we repurchased 4,996,936 common shares and 3,841,599 common shares, respectively, under our former share redemption program for $47.4 million and $35.9 million, respectively.
On July 8, 2013, we eliminated all outstanding fractional common shares (the "Fractional Shares") by paying each holder of a Fractional Share an amount in cash equal to the fraction of a share being repurchased multiplied by the closing price of our common shares on the NYSE, as of the date of payment, rounded up to the nearest cent.
On August 4, 2013, our Board of Trustees determined that, beginning in the fourth quarter of 2013, we will transition from quarterly distributions to paying distributions on a monthly basis as calculated pursuant to monthly record dates and distribution declaration dates.
Accumulated Other Comprehensive Income (Loss)
The following presents the changes in the balances of each component of accumulated other comprehensive income (loss) for the nine months ended September 30, 2013 and 2012 (in thousands):

	Foreign Currency Translation Loss	Swap Fair Value Adjustment	Accumulated Other Comprehensive Loss
Balance at January 1, 2013	$(6,164)	$(2,423)	$(8,587)
Other Comprehensive Income (Loss) Before Reclassifications	2,955	(2,188)	767
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	1,693	1,693
Balance at September 30, 2013	$(3,209)	$(2,918)	$(6,127)

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)

	Foreign Currency Translation Loss	Swap Fair Value Adjustment	Accumulated Other Comprehensive Loss
Balance at January 1, 2012	$(10,579)	$(13,085)	$(23,664)
Other Comprehensive Income (Loss) Before Reclassifications	1,036	(2,438)	(1,402)
Balance at September 30, 2012	$(9,543)	$(15,523)	$(25,066)
13. Fair Value of Financial Instruments and Investments
We apply the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical financial instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have classified the debt secured by Albion Mills Retail Park as Level 3 as of September 30, 2013 and December 31, 2012 due to the lack of current market activity and our reliance on unobservable inputs to estimate the fair value of the mortgage note payable.
As of September 30, 2013 and December 31, 2012, we held certain items that were required to be measured at fair value on a recurring basis. These included cash equivalents, interest rate swap derivative contracts and our equity method investment in CBRE Strategic Partners Asia. Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less, including money market funds and U.S. Government obligations. Derivative instruments are related to our economic hedging activities with respect to interest rates.
The fair values of the interest rate swap derivative agreements are estimated with the assistance of a third-party valuation specialist, as reviewed by the Vice President-Accounting, using the market standard methodology of discounting the future expected cash payments and receipts on the pay and receive legs of the interest rate swap agreements that swap the estimated variable rate mortgage note payment stream for a fixed rate receive payment stream over the period of the loan. The variable interest rates used in the calculation of projected receipts on the interest rate swap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements (where appropriate). Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2013 and December 31, 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)

Our investment in CBRE Strategic Partners Asia is based on the Level 3 valuation inputs applied by the Investment Manager of this investment company utilizing a mix of different approaches for valuing the underlying real estate related investments within the investment company. The approaches include the income approach, direct market comparison approach and the replacement cost approach for newer properties. For investments owned more than one year, except for investments under construction or incurring significant renovation, it is CBRE Strategic Partners Asia’s policy to obtain a third-party appraisal. For investments in real estate under construction or incurring significant renovation, the valuation analysis is prepared by the Investment Manager.
The following items are measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 (in thousands):

	As of September 30, 2013
		Fair Value Measurements Using:
	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash and Cash Equivalents	$5,568	$5,568	$—	$—
Interest Rate Swap Not Designated as Cash Flow Hedge	(9)	—	(9)	—
Interest Rate Swaps Designated as Cash Flow Hedges - Assets	2,925	—	2,925	—
Interest Rate Swaps Designated as Cash Flow Hedges - Liabilities	(6,154)	—	(6,154)	—
Investment in CBRE Strategic Partners Asia	9,425	—	—	9,425
Secured Notes Payable - Albion Mills	(9,338)	—	—	(9,338)
Class B Interest	(200)	—	—	(200)

	As of December 31, 2012
		Fair Value Measurements Using:
	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash and Cash Equivalents	$6,495	$6,495	$—	$—
Interest Rate Swaps Not Designated as Cash Flow Hedge	(423)	—	(423)	—
Interest Rate Swaps Designated as Cash Flow Hedges	(1,015)	—	(1,015)	—
Investment in CBRE Strategic Partners Asia	8,098	—	—	8,098
Secured Notes Payable - Albion Mills	(9,288)	—	—	(9,288)
Class B Interest	(200)	—	—	(200)

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)

The following table presents our activity for the variable rate note payable and our investment in CBRE Strategic Partners Asia measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013 and 2012, respectively (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Investment in CBRE Strategic Partners Asia	Secured notes payable - Albion Mills
Balance at January 1, 2013	$8,098	$(9,288)
Contributions	—	—
Distributions	—	—
Total Income (Loss) on Fair Value Adjustment	1,327	(78)
Translation Adjustment in Other Comprehensive Income	—	28
Balance as of September 30, 2013	$9,425	$(9,338)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Investment in CBRE Strategic Partners Asia	Secured notes payable - Albion Mills
Balance at January 1, 2012	$8,381	$(8,775)
Contributions	2,029	—
Distributions	(2,400)	—
Total Loss on Fair Value Adjustment	(231)	(85)
Translation Adjustment in Other Comprehensive Income	—	(348)
Balance at September 30, 2012	$7,779	$(9,208)
Gains and losses (realized and unrealized) included in earnings related to the interest rate swaps, as well as for the elected fair value note payable for the three and nine months ended September 30, 2013 and 2012, respectively, are reported as components of "Other Income and Expense" on the consolidated statements of operations.
Disclosure of Fair Value Financial Instruments
For disclosure purposes only, the following table summarizes our notes payable and their estimated fair value at September 30, 2013 and December 31, 2012 (in thousands):

	Book Value		Fair Value
Financial Instrument	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Secured Notes Payable(1)	$685,341	$492,944	$732,794	$514,451
Secured Notes Payable - Albion Mills(1)	9,338	9,288	9,338	9,288
Total Secured Notes Payable(1)	$694,679	$502,232	$742,132	$523,739
Unsecured Term Loan Facilities(1)	$570,000	$—	$570,000	$—
Unsecured Revolving Credit Facility(1)	$100,000	$265,000	$100,000	$265,000
__________

(1)
Level 3: For purposes of this fair value disclosure, we based our fair value estimate for notes payable on our internal valuation that includes a representative sample of our lenders’ market interest rate quotes as of September 30, 2013 and December 31, 2012 for debt with similar risk characteristics and maturities. We based our notes payable secured by our Albion Mills property carried at fair value on a third party appraiser’s valuation, which used similar techniques as our internal valuation model as of September 30, 2013 and December 31, 2012.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)

These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have classified the notes payable secured by Albion Mills as Level 3 as of September 30, 2013 and December 31, 2012 due to the lack of current market activity and our reliance on unobservable inputs to estimate the fair value of the debt.
14. Commitments and Contingencies
On June 13, 2013, the European JV entered into a purchase and sale agreement to acquire, subject to customary closing conditions, Lauwin-Planque Distribution Center ("Lille"), located in Lille, France. The European JV will acquire Lille for approximately €51.2 million, (approximately $69.6 million assuming an exchange rate of €1.00: $1.36 or $55.7 million at our 80% pro rata share), exclusive of customary closing costs. We own an 80% interest in the joint venture and Goodman owns a 20% interest. We expect to fund our pro rata share of the acquisition using borrowings under our unsecured revolving credit facility. Lille, scheduled to be completed in the fourth quarter of 2013, will be a 774,526 square foot fulfillment center that is 100% leased to Amazon.fr Logistique for twelve years with 100% annual CPI adjustments (capped at 3%). The lease is guaranteed by Amazon EU s.a.r.l., the principal operating subsidiary of Amazon.com, Inc. in continental Europe. While the European JV expects this acquisition to close during the fourth quarter of 2013, the agreement to acquire the property is subject to certain contingencies and there can be no assurance that the acquisition will occur.
Ground Leases - We own a property that is subject to a long-term noncancellable ground lease obligation that contractually expires on November 30, 2032. We have three ten-year renewal options that will allow us to extend the expiration of the ground lease through November 30, 2062. The minimum commitment under the ground lease as of September 30, 2013 and thereafter is as follows:

Remaining 2013	$61
2014	273
2015	273
2016	273
2017	273
2018	276
Thereafter	4,782
$6,211
Litigation—From time to time, we and our properties may be subject to legal proceedings, which arise in the ordinary course of our business. Currently, neither our company nor any of our properties are subject to, or threatened with, any legal proceedings for which the outcome is reasonably likely to have a material adverse effect on our financial statements.
Environmental Matters—We are not aware of any material environmental liability or any unasserted claim or assessment with respect to a material environmental liability that we believe would require additional disclosure or the recording of a loss contingency.
15. Segment Disclosure
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
We evaluate the performance of our segments based on net operating income, defined as: rental income and tenant reimbursements less property and related expenses (operating and maintenance and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and corporate general and administrative expenses.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)

The following table compares the net operating income for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Domestic Industrial Properties
Revenues:
Rental	$13,729	$11,880	$40,792	$31,645
Tenant Reimbursements	3,475	2,077	12,331	6,995
Total Revenues	17,204	13,957	53,123	38,640
Property and Related Expenses:
Property Operating	1,009	842	3,175	2,524
Real Estate Taxes	3,452	2,086	11,092	6,127
Total Property and Related Expenses	4,461	2,928	14,267	8,651
Net Operating Income	$12,743	$11,029	$38,856	$29,989
Domestic Office Properties
Revenues:
Rental	$35,683	$24,230	$100,279	$72,862
Tenant Reimbursements	10,615	6,996	27,499	18,314
Total Revenues	46,298	31,226	127,778	91,176
Property and Related Expenses:
Property Operating	7,345	4,062	19,075	13,214
Real Estate Taxes	6,477	4,666	17,618	11,411
Total Property and Related Expenses	13,822	8,728	36,693	24,625
Net Operating Income	$32,476	$22,498	$91,085	$66,551
International Office/Retail Properties
Revenues:
Rental	$1,750	$1,870	$5,242	$5,359
Tenant Reimbursements	88	94	258	257
Total Revenues	1,838	1,964	5,500	5,616
Property and Related Expenses:
Property Operating	271	244	422	744
Real Estate Taxes	—	—	—	—
Total Property and Related Expenses	271	244	422	744
Net Operating Income	$1,567	$1,720	$5,078	$4,872

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Reconciliation to Consolidated Net Income (Loss)
Total Segment Net Operating Income	$46,786	$35,247	$135,019	$101,412
Expenses:
General and Administrative	5,397	7,162	17,710	10,973
Investment Management Fee	—	5,159	489	17,270
Acquisition-related Expenses	175	1,099	2,179	2,508
Depreciation and Amortization	26,635	18,787	75,409	54,749
Transition and Listing Expenses	1,447	6,216	12,681	8,152
	13,132	(3,176)	26,551	7,760
Other Income and Expenses
Interest and Other Income	551	229	1,028	1,714
Interest Expense	(13,120)	(8,737)	(33,953)	(26,528)
Gain on Interest Rate Swaps	265	134	1,731	380
Loss on Early Extinguishment of Debt	(1,572)	(1,686)	(1,572)	(1,686)
(Loss) Gain on Conversion of Equity Investment to Controlling Interest	(1,667)	—	75,535	—
(Loss) Income from Continuing Operations Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	(2,411)	(13,236)	69,321	(18,361)
Provision for Income Taxes	(54)	(75)	(274)	(217)
Equity in Income of Unconsolidated Entities	3,324	927	10,263	2,556
Net Income (Loss) from Continuing Operations	859	(12,384)	79,310	(16,022)
Discontinued Operations
Realized Loss from Sale	—	—	—	(415)
Loss From Discontinued Operations	—	—	—	(415)
Net Income (Loss)	$859	$(12,384)	$79,310	$(16,437)

	September 30,	December 31,
Condensed Assets	2013	2012
Domestic Industrial Properties	$743,776	$678,930
Domestic Office Properties	1,616,881	1,077,328
International Office/Retail Properties	103,396	105,502
Non-Segment Assets (1)	527,104	616,276
Non-Segment Construction in Progress and Other Assets—Variable Interest Entity	—	76,826
Total Assets	$2,991,157	$2,554,862
(1) Non-segment assets primarily include our investments in unconsolidated entities.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)

16. Earnings per Share Attributable to Common Shareholders
The following table reconciles the numerator and denominator in computing the Company's basic and diluted per-share computations for net income (loss) available to common shareholders for three and nine months ended September 30, 2013 and 2012 is as follows (in thousands except share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Income (Loss) from Continuing Operations	$859	$(12,384)	$79,310	$(16,022)
(Income) Loss from Continuing Operations Attributable to Noncontrolling Interests	(3)	5	(83)	7
Allocation to Participating Securities (Nonvested Time-Based Shares)	(75)	(45)	(285)	(45)
Numerator for Basic and Diluted Income (Loss) from Continuing Operations	781	(12,424)	78,942	(16,060)
Loss from Discontinued Operations	—	—	—	(415)
Numerator for Basic and Diluted Income (Loss) Available to Common Shareholders	$781	$(12,424)	$78,942	$(16,475)
Denominator:
Basic Weighted Average Vested Shares Outstanding	236,548,477	249,173,577	244,373,249	247,718,798
Effect of Dilutive Securities - Performance-Based Shares (1)	—	—	—	—
Diluted Weighted Average Vested Shares Outstanding	236,548,477	249,173,577	244,373,249	247,718,798
Basic and Diluted Earnings Per Share:
Income (Loss) from Continuing Operations Available to Common Shareholders per Share	$0.00	$(0.05)	$0.32	$(0.07)
Income (Loss) from Discontinued Operations Available to Common Shareholders per Share	$0.00	$0.00	$0.00	$0.00
Net Income (Loss) Available to Common Shareholders per Share	$0.00	$(0.05)	$0.32	$(0.07)
__________

(1)
375,000 performance-based shares granted in September 2012 and subsequently vested in May 2013 are not included in the diluted weighted average share calculations for the three and nine months ended September 30, 2012 because the effect would be anti-dilutive.

17. Subsequent Events
On October 9, 2013, we paid off the Albion Mills Retail Park loan in the amount of approximately £5.8 million (approximately $9.3 million). The interest rate swap agreement terminated with the loan payoff.
On October 10, 2013, we contributed $40.7 million to the Duke JV for our 80% share of the payoff (inclusive of accrued interest) of two fixed rate mortgage notes that were cross-collateralized and secured by the following properties: AllPoints Midwest Bldg.1 and 125 Enterprise Parkway. The notes were paid in full by the joint venture on October 11, 2013 for the total remaining principal balance of $50.8 million.
On November 6, 2013, we filed an automatically effective shelf registration statement on Form S-3 with the SEC to facilitate periodic public offerings of our securities.
On November 6, 2013, we and CSP OP entered into four separate Equity Distribution Agreements with certain sales agents, pursuant to which we may sell, from time to time, our common shares having an aggregate offering price of up to $250.0 million. Sales of our common shares

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)

may be made in ordinary brokers’ transactions on the NYSE, in negotiated transactions or transactions that are deemed to be “at the market” offerings, including sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.
On November 7, 2013, the Duke JV sold 533 Maryville Centre and 555 Maryville Centre, each located in St. Louis, MO for approximately $39.2 million, exclusive of customary closing costs. Our pro rata share of the net proceeds of the sale following loan satisfaction and payment of customary closing expenses was approximately $11.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Explanatory Note
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes thereto, and the other financial data included elsewhere in this Form 10-Q.
Cautionary Note Regarding Forward-Looking Statements
This document contains various "forward-looking statements." You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "would," "could," "should," "seeks," "approximately," "intends," "plans," "projects," "estimates" or "anticipates" or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Statements regarding the following subjects may be impacted by a number of risks and uncertainties:

•	our business strategy;

•	our ability to obtain future financing arrangements;

•	estimates relating to our future distributions;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures;

•	the impact of technology on our products, operations and business; and

•	the use of the proceeds of any offerings of securities.
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common shares, along with the following factors that could cause actual results to vary from our forward-looking statements:

•	general volatility of the securities markets in which we participate;

•	national, regional and local economic climates;

•	changes in supply and demand for industrial and office properties;

•	adverse changes in the real estate markets, including increasing vacancy, decreasing rental revenue and increasing insurance costs;

•	availability and credit worthiness of prospective tenants;

•	our ability to maintain rental rates and maximize occupancy;

•	our ability to identify and secure acquisitions;

•	our failure to successfully manage growth or operate acquired properties;

•	our pace of acquisitions and/or dispositions of properties;

•	risks related to development projects (including construction delay, cost overruns or our inability to obtain necessary permits);

•	payment of distributions from sources other than cash flows and operating activities;

•	receiving corporate debt ratings and changes in the general interest rate environment;

•	availability of capital (debt and equity);

•	our ability to refinance existing indebtedness or incur additional indebtedness;

•	failure to comply with our debt covenants;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	the actual outcome of the resolution of any conflict;

•	material adverse actions or omissions by any of our joint venture partners;

•	our ability to operate as a self-managed company;

•	availability of and ability to retain our executive officers and other qualified personnel;

•	future terrorist attacks in the United States or abroad;

•	the ability of CSP OP to qualify as a partnership for U.S. federal income tax purposes;

•	our ability to qualify as a REIT for U.S. federal income tax purposes;

•	foreign currency fluctuations;

•	changes to accounting principles and policies and guidelines applicable to REITs;

•	legislative or regulatory changes adversely affecting REITs and the real estate business;

•	environmental, regulatory and/or safety requirements; and

•
other factors discussed under Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2012 and those factors that may be contained in any filing we make with the Securities and Exchange Commission (the "SEC"), including Part II, Item 1A of Form 10-Qs.

Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. "Risk Factors."
Overview
We are a self-administered and internally managed Maryland REIT focused on acquiring, owning and operating net-leased industrial and office properties, leased to creditworthy tenants. Our experienced management team manages our day-to-day operations and oversees and supervises acquisitions and asset management services, which are performed principally by our employees, with certain services provided by third parties. All of our real estate investments are held directly by, or indirectly through wholly-owned subsidiaries of CSP Operating Partnership, LP, or CSP OP, of which we are the majority owner and the sole general partner. We have elected to be taxed as a REIT for U.S. federal income tax purposes. On May 21, 2013, we listed our common shares on the New York Stock Exchange, or the NYSE, under the ticker symbol "CSG."
We were formed on March 30, 2004 and commenced operations in July 2004 following an initial private placement of our common shares. Jack A. Cuneo, our founder, President and Chief Executive Officer, developed the initial business plan to establish our company. Since that time, we have raised equity capital to finance our real estate investment activities through two public offerings of our common shares.
Prior to July 1, 2012, all of our business activities were managed by CBRE Advisors LLC (the "former investment advisor") pursuant to advisory agreements. On July 1, 2012, we became a self-managed company and changed our name from CB Richard Ellis Realty Trust to Chambers Street Properties in accordance with a plan determined by our Board of Trustees. In addition, as of April 30, 2013, the transitional services agreement with CSP OP ("Transitional Services Agreement") and the former investment advisor that we had entered into as part of our transition to a self-managed company ended and we are now responsible for the management of our day-to-day operations, including the supervision of our employees and third-party service providers. Acquisitions and asset management activities are performed by our employees, with certain services provided by third parties at market rates.
As of September 30, 2013, we owned, on a consolidated basis, 101 industrial (primarily warehouse/distribution), office and retail properties located in 19 U.S. states (Arizona, California, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Maryland, Massachusetts, Minnesota, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Texas, Utah and Virginia) and in the United Kingdom, encompassing approximately 22.8 million rentable square feet. Our consolidated properties were approximately 94.4% leased (based upon rentable square feet) as of September 30, 2013. As of September 30, 2013, 74 of our consolidated properties were net leased to single tenants, which encompassed approximately 18.1 million rentable square feet.

In addition, we had ownership interests in five unconsolidated entities that, as of September 30, 2013, owned interests in 33 properties. Excluding those properties owned through our investment in CB Richard Ellis Strategic Partners Asia II-A, L.P. ("CBRE Strategic Partners Asia"), we owned, on an unconsolidated basis, 30 industrial (primarily warehouse/distribution), office and retail properties located in nine U.S. states (Arizona, Florida, Illinois, Indiana, Missouri, North Carolina, Ohio, Tennessee and Texas) and in the United Kingdom and other parts of Europe encompassing approximately 11.7 million rentable square feet. Our unconsolidated properties were approximately 99.1% leased (based upon rentable square feet) as of September 30, 2013. As of September 30, 2013, 18 of our unconsolidated properties were net leased to single tenants, which encompassed approximately 10.2 million rentable square feet.
Business Strategy
We seek to invest in industrial and office properties that are net leased to investment grade or creditworthy tenants on long-term leases through acquisitions of existing properties or build-to-suit projects. We believe the credit quality of many of our tenants, the length of our leases, the relatively modest capital expense requirements of our industrial properties and our single-tenant focus help us to create shareholder value. We also believe that our senior management team's extensive experience will allow us to identify and consummate the acquisition and development of high-quality net leased properties. Our strategy is intended to generate attractive risk-adjusted returns for our shareholders over time and across a variety of market conditions and economic cycles. We continue to execute our strategy and expand our portfolio through the following:
Acquisitions. We believe high-quality industrial and office properties, which are net leased to tenants with strong credit profiles, represent attractive investments. We target acquisitions in markets with above-average projected rental growth, strong tenant demand and significant barriers to new construction. During the nine months ended September 30, 2013, we continued to expand our portfolio with the purchase of two wholly-owned properties for $60.3 million that are fully leased to creditworthy tenants and the purchase of our partner's 20% outside interest in 17 industrial and office properties that were previously held in an unconsolidated joint venture. We generally finance our acquisitions through the assumption of secured debt or with borrowings under our unsecured revolving credit facility.
Build-to-Suit Opportunities. We also intend to pursue build-to-suit opportunities that have attractive development yields and tenants with strong credit profiles, under long-term triple net leases. During the nine months ended September 30, 2013, we completed construction of our build-to-suit venture at 1400 Atwater Drive located in Malvern, Pensylvania. The project is a 300,000 square foot build-to-suit office development that was pre-leased to Endo Health Solutions under a 12-year lease. Upon substantial completion of construction in January 2013, we acquired our partner's 5% interest in the project for approximately $3.4 million.
Maximize Cash Flow Through Internal Growth. We seek investments with fixed rent escalations over long term leases that provide stable, increasing cash flow. We have typically structured our property acquisitions to achieve a positive spread between our cost of capital and the yields achieved on our investments. Our existing leases typically have embedded rental rate growth as the majority of them provide for periodic increases in rent.
Capital Recycling Program. We intend to pursue a disciplined capital allocation strategy by selectively disposing of properties that are no longer consistent with our investment strategy or whose returns appear to have been maximized. To the extent that we dispose of properties, we intend to redeploy the capital into investment opportunities that we believe are more attractive, or to reduce debt.
Actively Manage a Strong and Flexible Capital Structure. We expect to maintain a prudent capital structure with access to multiple sources of equity and debt financing. We continue to stagger our debt maturities and utilize a balance of secured and unsecured borrowings. We continue to have a mix of fixed and floating-rate debt and intend to maintain modest total leverage. As a means to reduce our exposure to foreign currency fluctuations, we endeavor to retain debt in the local currency of our international properties.
During the nine months ended September 30, 2013, we completed the following transactions in order to maintain our prudent capital structure.
Capital Market Transactions

•
On May 21, 2013, we listed our common shares on the New York Stock Exchange (the "NYSE") under the symbol "CSG" (the "Listing") and concurrently commenced a modified "Dutch Auction" tender offer to purchase up to $125.0 million in value of the common shares (the "Tender Offer") from our shareholders. As a result of the Tender Offer, on June 26, 2013, we accepted for purchase 12,376,235 common shares at a purchase price of $10.10 per share, for an aggregate cost of approximately $125.0 million, excluding fees and expenses relating to the Tender Offer.

Financing Transactions

•
On March 6, 2013, we entered into an unsecured term loan in the amount of $50.0 million (the "TD Term Loan") with TD Bank, N.A ("TD Bank"). Upon closing the TD Term Loan, we simultaneously entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the TD Term Loan at 3.425% per annum for its seven-year term, based upon the TD Term Loan's then current stated applicable margin. This applicable margin, and therefore the effective interest rate on the TD Term Loan, may vary during its term by an increase of up to 0.75% based upon the then current leverage ratio. In the event that the Company obtains a credit rating, the applicable margin on the TD Term Loan can vary from a 0.60% reduction to a 0.20% increase based upon our then current credit rating. The TD Term Loan contains customary representations and warranties and covenants. We used the proceeds of the TD Term Loan to repay a portion of our borrowings under our unsecured revolving credit facility.

•
On March 7, 2013, we entered into an unsecured term loan in the amount of $200.0 million (the "WF Term Loan #1") with Wells Fargo Bank, National Association ("Wells Fargo Bank") and certain other lenders. Upon closing the WF Term Loan #1, we simultaneously entered into an interest rate swap agreement with Wells Fargo Bank to effectively fix the interest rate on the WF Term Loan #1 at 2.4885% per annum for its five-year term, based upon the WF Term Loan #1's then current stated applicable margin. This applicable margin, and therefore the effective interest rate on the WF Term Loan #1, may vary during its term by an increase of up to 0.60% based upon the then current leverage ratio. In the event that the Company obtains a credit rating, the applicable margin on the WF Term Loan #1 can vary from a 0.40% reduction to a 0.50% increase based upon our then current credit rating. The WF Term Loan #1 contains customary representations and warranties and covenants. We used the proceeds to repay a portion of our borrowings under our unsecured revolving credit facility.

•
On September 12, 2013, we entered into an unsecured term loan in the amount of $120.0 million (the "Capital One Term Loan") with Capital One, National Association ("Capital One") and certain other lenders. Upon closing the Capital One Term Loan, we simultaneously entered into an interest rate swap agreement with Capital One to effectively fix the interest rate on the Capital One Term Loan at 4.42125% per annum for its entire term until the Capital One Term Loan's scheduled maturity on January 31, 2021, based upon the Capital One Term Loan's current stated applicable margin. This applicable margin, and therefore the effective interest rate on the Capital One Term Loan, may vary during its term from a 0.20% reduction to a 0.35% increase based upon the then current leverage ratio. In the event the Company obtains a credit rating, the applicable margin on the Capital One Term Loan can vary from a 0.55% reduction to a 0.25% increase based upon our then current credit rating. We used the majority of the proceeds to repay a portion of our borrowings under our unsecured revolving credit facility.

•
On September 26, 2013, in connection with the second amendment to the Credit Agreement with Wells Fargo Bank (the "Second Amendment") (see additional information in Note 6 under "Unsecured Revolving Credit Facility"), our WF Term Loan #1 was replaced with a new unsecured term loan (the "WF Term Loan #2") with the same amount of $200.0 million and the same maturity date of March 7, 2018 as for the WF Term Loan #1. The existing swap agreement entered into on March 7, 2013 upon closing of the WF Term Loan #1 remained in place and is now applicable to the WF Term Loan #2 in order to effectively fix its interest rate at 2.6385% per annum for its term, based upon the WF Term Loan #2's current stated applicable margin. In addition, on September 26, 2013, and also in connection with the Second Amendment (see additional information in Note 6 under "Unsecured Revolving Credit Facility"), we entered into a new $200.0 million unsecured term loan (the "WF Term Loan #3"). Upon closing the WF Term Loan #3, we simultaneously entered into an interest rate swap agreement to effectively fix the interest rate on the WF Term Loan #3 at 3.274% per annum for its entire term until the WF Term Loan #3's scheduled maturity on January 15, 2019, based upon the WF Term Loan #3's current stated applicable margin. The applicable margin on both the WF Term Loan #2 and the WF Term Loan #3, and therefore the effective interest rate on both of these loans, may vary during their terms from a 0.20% reduction to a 0.35% increase based upon the then current leverage ratio. In the event the Company obtains a credit rating, the applicable margin on the WF Term Loan #2 and the WF Term Loan #3 can vary from a 0.70% reduction to a 0.30% increase based upon our then current credit rating. We used the majority of the WF Term Loan #3 proceeds to repay a portion of our borrowings under our unsecured revolving credit facility.

•
On September 26, 2013, we entered into a Second Amendment to our Credit Agreement. The Second Amendment modified our unsecured revolving credit facility to increase its capacity from $700.0 million to $850.0 million. The unsecured revolving credit facility's term was extended to January 15, 2018, which may be extended for one year at our option upon the payment of customary extension fees, provided that we are not then in default. The unsecured revolving credit facility has no minimum outstanding balance requirements. The applicable margin on the unsecured revolving credit facility can vary from (i) 1.50% to 2.05% based upon the Company's then current leverage ratio. In the event the Company obtains a credit rating, the applicable margin on the unsecured revolving credit facility can vary from 0.90% to 1.70% based upon the then current credit rating of the Company or CSP OP.

Factors that May Influence the Results of Operations
Market Trends
During 2011, we noted initial signs of added competition for commercial real estate investments, particularly for high-quality stabilized properties leased to creditworthy tenants on a long-term basis, and we additionally experienced a willingness of our tenants to commit to extended lease maturities, and in some instances expand existing facilities.
As economic activity progressed in 2011 and during 2012, a slower pace of recovery in the general economy continued with a gradual improvement in certain key metrics such as exports and corporate profits. In the current environment, capital availability continues to remain concentrated on the highest quality, well-leased and strategically positioned properties that provide lower risk and stable investment return potential, and for well-sponsored real estate investment programs with experienced management teams.
Throughout 2012 and into 2013, demand for quality industrial space accelerated across much of the country, but particularly in major distribution hubs. The office market is in the midst of a slow recovery following the recession, with the rate of recovery varying significantly by metropolitan area and submarket. Net lease properties performed better than other real estate segments during the recent recession, reflecting the stability provided by assets with long-term in-place leases. Construction and development of new properties has shown signs of improvement, primarily with regard to new, single-tenant, built-to-suit opportunities leased on a long-term basis. Recently, interest rates have increased as a result of the current economic recovery. Well-located, high quality commercial real estate remains in high demand and the acquisition environment remains quite competitive as we are seeing many active buyers in the market, including REITs, private equity and institutional capital. Nonetheless, however, we expect to continue to deploy capital on an accretive basis.
Leasing Activity
Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue. The following table sets forth percentage leased and average net-effective rent information regarding our total portfolio of consolidated properties and unconsolidated properties at 100% as of September 30, 2013 and 2012, respectively (in thousands, except percentage and per square foot data):

Property Type	Total Square Feet		% of Total Square Feet		% Leased		Average Annual Net Effective Rent (1)		Average Annual Net Effective Rent/SF
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Office	9,118	8,480	26.4%	27.5%	96.5%	97.5%	$166,323	$149,859	$18.88	$19.30
Warehouse/Distribution	24,925	21,852	72.2%	70.9%	95.8%	99.1%	92,350	79,648	4.07	4.02
Retail	496	496	1.4%	1.6%	98.8%	99.2%	8,580	8,597	18.03	18.09
Total	34,539	30,828	100.0%	100.0%	96.0%	98.7%	$267,253	$238,104
Our single- and multi-tenant property distribution of September 30, 2013 and 2012, respectively (in thousands, except percentage and per square foot data):

Property Type	Total Square Feet		% of Total Square Feet		% Leased		Average Annual Net Effective Rent (1)		Average Annual Net Effective Rent/SF
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Triple Net Single-Tenant Properties(2)	28,249	24,420	81.8%	79.2%	97.0%	99.9%	$184,473	$158,420	$6.88	$6.94
Multi-Tenant Properties	4,948	4,946	14.3%	16.0%	91.5%	92.2%	58,288	53,616	12.57	13.05
Other Single-Tenant Properties (2)	1,342	1,462	3.9%	4.8%	91.3%	100.0%	24,492	26,068	19.23	19.78
Total	34,539	30,828	100.0%	100.0%	96.0%	98.7%	$267,253	$238,104
__________

(1)	Average annual net effective rents include amounts from unconsolidated properties at our pro-rata share.

(2)	Single-Tenant Properties include certain properties that have di minimis secondary tenant(s).
Tenant Lease Expirations
Our ability to maintain occupancy rates, and net effective rents, primarily depends upon our continuing ability to re-lease expiring space. We have limited near term lease expirations with an average remaining lease term of 7.00 years as of September 30, 2013. In addition, approximately 92% of leases expire after 2015. The following table sets forth a schedule of expiring leases for our consolidated and unconsolidated properties as of September 30, 2013 (Expiring Net Rentable Square Feet and Expiring Base Rent in thousands):

	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
	Expiring Net Rentable Square Feet	Expiring Base Rent	Expiring Net Rentable Square Feet	Expiring Base Rent	Number Of Expiring Leases	Expiring Net Rentable Square Feet	Expiring Base Rent	Percentage of Expiring Base Rent
Remaining 2013	369	$4,561	13	$162	7	382	$4,723	1.6%
2014	754	5,730	485	2,657	43	1,239	8,387	2.9%
2015	645	6,569	397	4,084	38	1,042	10,653	3.7%
2016	1,827	31,110	233	1,937	34	2,060	33,047	11.3%
2017	626	8,442	1,149	8,289	35	1,775	16,731	5.7%
2018	1,674	16,452	2,128	12,403	42	3,802	28,855	9.9%
2019	4,086	29,267	2,537	10,569	28	6,623	39,836	13.7%
2020	2,027	19,361	39	530	15	2,066	19,891	6.8%
2021	4,329	37,849	2,339	13,276	17	6,668	51,125	17.5%
2022	711	9,018	1,040	4,895	7	1,751	13,913	4.8%
Thereafter	4,469	57,322	1,279	6,942	25	5,748	64,264	22.1%
Total	21,517	$225,681	11,639	$65,744	291	33,156	$291,425	100.0%
Weighted Average Remaining Term (Years) (2):
Triple Net Single-Tenant Properties(3)		7.54		6.71			7.37
Multi-Tenant Properties		6.60		5.26			6.20
Other Single-Tenant Properties		5.46		7.36			5.92
Total Weighted Average Remaining Term (Years)(2)		7.19		6.34			7.00
__________

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

Property Portfolio Size
Our portfolio size at the end of each quarter since commencement of our initial public offering (October 24, 2006) through September 30, 2013 is as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Cumulative Property Portfolio as of:	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
12/31/2006	9	878	$86,644	—	—	$—	9	878	$86,644
3/31/2007	9	878	86,644	—	—	—	9	878	86,644
6/30/2007	10	928	110,491	—	—	—	10	928	110,491
9/30/2007	42	5,439	348,456	—	—	—	42	5,439	348,456
12/31/2007	44	5,576	353,594	—	—	—	44	5,576	353,594
3/31/2008	47	6,257	426,856	—	—	—	47	6,257	426,856
6/30/2008	47	6,257	426,856	1	605	35,636	48	6,862	462,492
9/30/2008	49	6,483	486,777	6	3,307	193,773	55	9,790	680,550
12/31/2008	52	6,771	582,682	8	5,649	273,205	60	12,420	855,887
3/31/2009	52	6,771	582,717	8	5,649	273,130	60	12,420	855,847
6/30/2009	53	7,106	598,103	11	5,976	305,308	64	13,082	903,411
9/30/2009	57	7,805	719,822	11	5,976	305,202	68	13,781	1,025,024
12/31/2009	60	8,630	791,314	13	6,904	356,158	73	15,534	1,147,472
3/31/2010	58	8,407	748,835	18	7,392	418,818	76	15,799	1,167,653
6/30/2010	62	9,086	916,210	22	8,633	471,615	84	17,719	1,387,825
9/30/2010	63	9,295	983,810	22	8,633	471,615	85	17,928	1,455,425
12/31/2010	73	12,800	1,308,560	30	9,901	629,268	103	22,701	1,937,828
3/31/2011	73	12,800	1,308,560	43	11,950	903,508	116	24,750	2,212,068
6/30/2011	75	14,614	1,657,966	43	12,356	917,566	118	26,970	2,575,532
9/30/2011	74	13,906	1,689,048	43	12,355	918,771	117	26,261	2,607,819
12/31/2011	77	14,434	1,747,299	45	13,851	997,506	122	28,285	2,744,805
3/31/2012	78	15,784	1,824,403	46	13,997	1,007,753	124	29,781	2,832,156
6/30/2012	78	15,784	1,842,359	46	13,997	1,007,753	124	29,781	2,850,112
9/30/2012	78	16,831	1,920,218	46	13,997	1,008,246	124	30,828	2,928,464
12/31/2012	82	18,995	2,070,272	47	15,067	1,071,267	129	34,062	3,141,539
3/31/2013	99	22,314	2,572,995	30	11,748	713,722	129	34,062	3,286,717
6/30/2013	99	22,405	2,573,034	30	11,748	713,722	129	34,153	3,286,756
9/30/2013	101	22,791	2,630,692	30	11,748	713,722	131	34,539	3,344,414
__________

(1)
Net Rentable Square Feet for unconsolidated properties is at 100%. Approximate Total Acquisition Cost is at our pro rata share of effective ownership and does not include our investment in CBRE Strategic Partners Asia.

Results of Operations
Net Operating Income
Management internally evaluates the operating performance and financial results of our property portfolio based on Net Operating Income. We define "Net Operating Income" as rental income and tenant reimbursements less property and related expenses (property operating and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and corporate general and administrative expenses.

Net Operating Income is considered by management to be an important and appropriate supplemental performance measure to net income (loss) because we believe it helps both investors and management to understand the core operations of our properties excluding corporate and financing-related costs and non-cash depreciation and amortization. Net Operating Income is an unlevered operating performance metric of our properties and allows for a useful comparison of the operating performance of individual assets or groups of assets. This measure thereby provides an operating perspective not immediately apparent from GAAP income (loss) from operations or net income (loss). In addition, Net Operating Income is considered by many in the real estate industry to be a useful starting point for determining the value of a real estate asset or group of assets. Other real estate companies may use different methodologies for calculating Net Operating Income, and accordingly, our presentation of Net Operating Income may not be comparable to other real estate companies. Because of the exclusion of the items shown in the reconciliation below, Net Operating Income should only be used as a supplemental measure of our financial performance and not as an alternative to GAAP income (loss) from operations or net income (loss).

Consolidated Results of Operations
Comparison of Three Months Ended September 30, 2013 to Three Months Ended September 30, 2012
The following table summarizes the historical results of operations of our portfolio for the three months ended September 30, 2013 and the three months ended September 30, 2012:

	For the Three Months Ended Sept 30,
	2013	2012	$ Change	% Change
Rental Revenue
Rental	$51,162	$37,980	$13,182	34.7%
Tenant Reimbursements	14,178	9,167	5,011	54.7%
Total Revenues	65,340	47,147	18,193	38.6%
Properties and Related Expenses
Property Operating	8,625	5,148	3,477	67.5%
Real Estate Taxes	9,929	6,752	3,177	47.1%
Total Expenses	18,554	11,900	6,654	55.9%
Net Operating Income (1)	46,786	35,247	11,539	32.7%

Expense:
General and Administrative	5,397	7,162	(1,765)	(24.6)%
Investment Management Fee	—	5,159	(5,159)	(100.0)%
Acquisition-Related	175	1,099	(924)	(84.1)%
Depreciation and Amortization	26,635	18,787	7,848	41.8%
Transition and Listing	1,447	6,216	(4,769)	(76.7)%
Total Other Expenses	33,654	38,423	(4,769)	(12.4)%
Other Income and Expenses:
Interest and Other Income	551	229	322	140.6%
Interest Expense	(13,120)	(8,737)	(4,383)	50.2%
Gain on Interest Rate Swaps	265	134	131	97.8%
Loss on Early Extinguishment of Debt	(1,572)	(1,686)	114	6.8%
Loss on Conversion of Equity Investment to Controlling Interest	(1,667)	—	(1,667)	(100.0)%
Total Other (Expenses) Income	(15,543)	(10,060)	(5,483)	(54.5)%
Loss from Continuing Operations Before Provision for Income Taxes and Equity in Income Unconsolidated Entities	(2,411)	(13,236)	10,825	81.8%
Provision for Income Taxes	(54)	(75)	21	28.0%
Equity in Income of Unconsolidated Entities	3,324	927	2,397	258.6%
Net Income (Loss)	$859	$(12,384)	$13,243	106.9%
__________
(1) See a reconciliation of Net Operating Income to Net Income (Loss) immediately below in this table.

Net Operating Income
Net Operating Income (NOI) increased $11.5 million, or 32.7%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 as a result of:

•
$15.8 million generated by the five industrial buildings and one office building we acquired during 2012 and the two industrial buildings and seventeen office buildings we acquired or consolidated through the purchase of the remaining outside equity interests during the nine months ended September 30, 2013 (the "Properties Acquired or Consolidated"), partially offset by

•	a reduction in Net Operating Income due to increased vacancy from office and industrial tenants whose leases expired according to their terms.
Other Expenses and Income
General and Administrative and Investment Management Fee
General and administrative expense decreased $1.8 million, or 24.6%, to $5.4 million for the three months ended September 30, 2013 compared to $7.2 million for the three months ended September 30, 2012. During the prior year period, we recorded $5.0 million of non-recurring salary and other personnel-related expenses as a result of internalization of management on July 1, 2012. In addition, as a result of our Listing, shareholder management service expenses incurred were $0.9 million lower compared to the prior year period. Expenses for services previously provided by our former investment advisor are now included in General and Administrative expenses. These services include employee salaries and benefits, various information technology costs and occupancy costs.
Our decrease in general and administrative expenses is also a result of a reduction of $5.2 million in investment management fees due to the termination of the Transitional Services Agreement.
Acquisition-Related Expenses
Acquisition-related expenses decreased $0.9 million, or 84.1%, to $0.2 million for the three months ended September 30, 2013 compared to $1.1 million for the three months ended September 30, 2012. The decrease was due to $0.9 million in acquisition fees paid to the former investment advisor during the three months ended September 30, 2012.
Depreciation and Amortization
Depreciation and amortization expense increased $7.8 million, or 41.8%, to $26.6 million for the three months ended September 30, 2013 as compared to $18.8 million for the three months ended September 30, 2012. The increase was primarily due to the Properties Acquired or Consolidated.
Transition and Listing Expenses
Transition and listing expenses decreased $4.8 million, or 76.7%, to $1.4 million for the three months ended September 30, 2013 as compared to $6.2 million for the three months ended September 30, 2012. Transition costs were primarily incurred in 2012 during our transition to self-management. During three months ended September 30, 2013, we incurred additional listing-related expenses and do not anticipate to incur any further listing costs in future periods.
Interest and Other Income
Interest and other income increased $0.3 million, or 140.6%, to $0.6 million for the three months ended September 30, 2013 compared to $0.2 million for the three months ended September 30, 2012.
Interest Expense
Interest expense increased $4.4 million, or 50.2%, to $13.1 million for the three months ended September 30, 2013 compared to $8.7 million for the three months ended September 30, 2012 primarily as a result of an increase in the weighted average debt outstanding balance in the current year period partially offset by a reduction in the weighted average interest rate. The increase in the weighted average debt outstanding balance is due to the March 2013 assumption of $229.5 million (amount is inclusive of a premium) of mortgage debt secured by the 17 properties in which we acquired our joint venture partner's remaining ownership interest (the "Duke Portfolio"). We also borrowed $570.0 million under our new unsecured term loan facilities in 2013.

Gain on Interest Rate Swaps
During the three months ended September 30, 2013, our derivative instruments incurred a gain of $0.3 million compared to $0.1 million for the three months ended September 30, 2012. The increase was primarily attributable to the gain on fair value on interest rate swaps on the TD and Wells Fargo term loans during the period when these were not considered hedging instruments.
Loss on Early Extinguishment of Debt
During the three months ended September 30, 2013, we incurred a loss on early extinguishment of debt of $1.6 million compared to $1.7 million for the three months ended September 30, 2012. The loss on early extinguishment of debt during the three months ended September 30, 2013 was primarily attributable to the write-off of deferred financing costs related to the WF Term Loan #3 that replaced the WF Term Loan #1. The loss on early extinguishment of debt during the three months ended September 30, 2012 was attributable to the replacement of our revolving credit facility in the prior year period.
Loss on Conversion of Equity Interest to Controlling Interest
During the three months ended September 30, 2013, loss on conversion of equity investment to controlling interest was $1.7 million, which was attributable to a non-cash adjustment to the gain on conversion of equity interest to controlling interest in connection with the purchase of the Duke Portfolio recognized in the prior quarter. There was no loss on conversion of equity investment to controlling interest during the three months ended September 30, 2012.
Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased $2.4 million, or 258.6%, to $3.3 million for the three months ended September 30, 2013 compared to $0.9 million for the three months ended September 30, 2012. The increase was primarily due to improved performance of our investment in CBRE Strategic Partners Asia and the December 2012 acquisition of Koblenz Distribution Center by the European JV.

Consolidated Results of Operations
Comparison of Nine Months Ended September 30, 2013 to Nine Months Ended September 30, 2012
The following table summarizes the historical results of operations of our portfolio for the nine months ended September 30, 2013 and the nine months ended September 30, 2012:

	For the Nine Months Ended Sept 30,
	2013	2012	$ Change	% Change
Rental Revenue
Rental	$146,314	$109,867	$36,447	33.2%
Tenant Reimbursements	40,088	25,565	14,523	56.8%
Total Revenues	186,402	135,432	50,970	37.6%
Properties and Related Expenses
Property Operating	22,672	16,482	6,190	37.6%
Real Estate Taxes	28,710	17,538	11,172	63.7%
Total Expenses	51,382	34,020	17,362	51.0%
Net Operating Income (1)	135,020	101,412	33,608	33.1%

Expense:
General and Administrative	17,710	10,973	6,737	61.4%
Investment Management Fee	489	17,270	(16,781)	(97.2)%
Acquisition-related Expenses	2,179	2,508	(329)	(13.1)%
Depreciation and Amortization	75,409	54,749	20,660	37.7%
Transition and Listing Expenses	12,681	8,152	4,529	55.6%
Total Other Expenses	108,468	93,652	14,816	15.8%
Other Income and Expenses:
Interest and Other Income	1,028	1,714	(686)	(40.0)%
Interest Expense	(33,953)	(26,528)	(7,425)	28.0%
Gain on Interest Rate Swaps	1,731	380	1,351	355.5%
Loss on Early Extinguishment of Debt	(1,572)	(1,686)	114	(6.8)%
Gain on Conversion of Equity Investment to Controlling Interest	75,535	—	75,535	—%
Total Other (Expense) Income	42,769	(26,120)	68,889	263.7%
Income (Loss) from Continuing Operations Before Provision for Income Taxes and Equity in Income Unconsolidated Entities	69,321	(18,361)	87,682	477.5%
Provision for Income Taxes	(274)	(217)	(57)	26.3%
Equity in Income of Unconsolidated Entities	10,263	2,556	7,707	301.5%
Net Income (Loss) from Continuing Operations	79,310	(16,022)	95,332	595.0%
Discontinued Operations
Realized Loss from Sale	—	(415)	415	100.0%
Loss from Discontinued Operations	—	(415)	415	100.0%
Net Income (Loss)	$79,310	$(16,437)	$95,747	582.5%
__________
(1) See a reconciliation of Net Operating Income to Net Income (Loss) immediately below in this table.

Net Operating Income
Net Operating Income increased $33.6 million, or 33.1%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily as a result of:

•	$42.1 million generated by the Properties Acquired or Consolidated partially offset by

•	a reduction in Net Operating Income due to increased vacancy from office and industrial tenants whose leases expired according to their terms.
Other Expenses and Income
General and Administrative and Investment Management Fee
General and administrative expense increased $6.7 million, or 61.4%, to $17.7 million for the nine months ended September 30, 2013 compared to $11.0 million for the nine months ended September 30, 2012. The increase is primarily due to the internalization of management as of July 1, 2012 as we now incur expenses for services previously provided by our former investment advisor. Expenses for services previously provided by our former investment advisor are now included in General and Administrative expenses. These services include employee salaries and benefits, various information technology costs and occupancy costs.
Our increase in general and administrative expenses is offset by a reduction of $16.8 million in investment management fees due to the termination of the Transitional Services Agreement.
Acquisition-Related Expenses
Acquisition-related expenses decreased $0.3 million, or 13.1%, to $2.2 million for the nine months ended September 30, 2013 compared to $2.5 million for the nine months ended September 30, 2012. The decrease was due to $0.6 million in acquisition fees paid to the former investment advisor during the nine months ended September 30, 2012 offset by an additional $0.3 million of costs incurred due to increased acquisition activity during the nine months ended September 30, 2013.
Depreciation and Amortization
Depreciation and amortization expense increased $20.7 million, or 37.7%, to $75.4 million for the nine months ended September 30, 2013 as compared to $54.7 million for the nine months ended September 30, 2012. The increase was primarily due to the Properties Acquired or Consolidated.
Transition and Listing Expenses
Transition and listing expenses increased $4.5 million, or 55.6%, to $12.7 million for the nine months ended September 30, 2013 as compared to $8.2 million for the nine months ended September 30, 2012. Transition costs were primarily incurred in 2012 during our transition to self-management. During nine months ended September 30, 2013, we incurred $11.9 million of expenses in connection with the listing of our common shares on the NYSE on May 21, 2013 and the completion of the tender offer.
Interest and Other Income
Interest and other income decreased $0.7 million, or 40.0%, to $1.0 million for the nine months ended September 30, 2013 compared to $1.7 million for the nine months ended September 30, 2012. The decrease was primarily due to the recognition of other income related to the lease terminations at Fairforest Bldg. 3 in 2012.
Interest Expense
Interest expense increased $7.4 million, or 28.0%, to $34.0 million for the nine months ended September 30, 2013 compared to $26.5 million for the nine months ended September 30, 2012 primarily as a result of an increase in the weighted average debt outstanding balance from $642.0 million to $1.2 billion in the current year period partially offset by a reduction in the weighted average interest rate from 4.16% to 5.47%. The increase in the weighted average debt outstanding balance is due to the March 2013 assumption of $229.5 million (amount is inclusive of a premium) of mortgage debt secured by the Duke Portfolio. We also borrowed $570.0 million under our new unsecured term loan facilities in 2013.

Gain on Interest Rate Swaps
During the nine months ended September 30, 2013, our derivative instruments incurred a gain of $1.7 million compared to $0.4 million for the nine months ended September 30, 2012. The year-to-year change is attributable to the gain on fair value on interest rate swaps on the TD and Wells Fargo term loans.
Provision for Income Taxes
Provision for income taxes increased $0.1 million, or 26.3%, to $0.3 million for the nine months ended September 30, 2013 compared to $0.2 million for the nine months ended September 30, 2012. The increase was primarily due taxes incurred in Texas and North Carolina for properties acquired as part of the Duke Portfolio.
Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased $7.7 million, or 301.5%, to $10.3 million for the nine months ended September 30, 2013 compared to $2.6 million for the nine months ended September 30, 2012. The increase was primarily due to the improved performance of our investment in CBRE Strategic Partners Asia, the December 2012 acquisition of Koblenz Distribution Center by the European JV and the March 2012 acquisition of Valley Park, Unit D by the UK JV.
Loss on Early Extinguishment of Debt
During the nine months ended September 30, 2013, we incurred a loss on early extinguishment of debt of $1.6 million compared to $1.7 million for the nine months ended September 30, 2012. The loss on early extinguishment of debt during the nine months ended September 30, 2013 was primarily attributable to the write-off of deferred financing costs related to the WF Term Loan #3 that replaced the WF Term Loan #1. The loss on early extinguishment of debt during the nine months ended September 30, 2012 was attributable to the replacement of our revolving credit facility in the prior year period.
Gain on Conversion of Equity Interest to Controlling Interest
During the nine months ended September 30, 2013, the gain on conversion of equity interest to controlling interest was $75.5 million, which was attributable to the purchase of the Duke Portfolio. There was no gain on the conversion of equity interest to controlling interest during the nine months ended September 30, 2012.
Discontinued Operations
There were no discontinued operations during the nine months ended September 30, 2013. Loss from discontinued operations for the nine months ended September 30, 2012 was $0.4 million. The loss was attributable to valuation adjustment of Cherokee Corporate Park during the prior year period.
Liquidity and Capital Resources
Sources of Liquidity
Liquidity is a measurement of the ability to meet cash requirements, which principally include funding investments and ongoing commitments, to repay borrowings, to make distributions to our shareholders and other general business needs. Our sources of funds will primarily be property operating cash flows and borrowings, including under our unsecured revolving credit facility, term loans or other forms of secured or unsecured financing that we may enter into from time to time. Additionally, we expect other financing opportunities could provide additional sources of funds, including the issuance of equity (through our at-the-market offering program or otherwise) and debt securities. Our ability to raise funds is dependent on general economic conditions, general market conditions for REITs, and our operating performance. We believe that these cash resources will be sufficient to satisfy our cash requirements and we do not anticipate a need to raise funds from other than these sources within the next twelve months. We believe that we have sufficient cash flow from operations to continue as a going concern for the next twelve months and into the foreseeable future.
While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which would affect our financial condition and results of operations. For example, we may be required to comply with new laws or regulations that cause us to incur unanticipated capital expenditures for our properties, thereby increasing our liquidity needs. Even if there are no material changes to our anticipated liquidity requirements, our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or needed. As of September 30, 2013, we had $62.3 million in cash as well as $750.0 million available under our unsecured revolving credit facility.

Net Cash Flow from Operations
Cash flow from operations is our primary source of liquidity and is dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectability of rent and operating escalations and recoveries from our tenants and the level of operating and other costs. The properties in our portfolio are primarily located in markets throughout the United States. Positive or negative changes in economic or other conditions, adverse weather conditions and natural disasters in these markets may affect our overall performance.
Unsecured Revolving Credit Facility
We intend to borrow under our unsecured revolving credit facility from time to time for general corporate purposes, to fund potential acquisitions and to potentially repay long-term debt.
The following table summarizes the balance and terms of our unsecured revolving credit facility as of September 30, 2013 and December 31, 2012, respectively.

	September 30,	December 31,
	2013	2012
	(in thousands)
Outstanding Borrowings	$100,000	$265,000
Remaining Borrowing Capacity	750,000	435,000
Total Borrowing Capacity	$850,000	$700,000
Interest Rate(1)	1.88%	1.82%
Unused Fee-Annual Rate(2)	30bps	30bps
Maturity Date(3)	January 2018	September 2016
_________

(1)	Calculated based on one-month LIBOR plus 1.70% and 1.60% as of September 30, 2013 and December 31, 2012, respectively.

(2)	The unused fee is paid on a quarterly basis and may be reduced to 25bps of the unused amount if our unsecured revolving credit facility utilization is greater than 50% of its capacity.

(3)	Under the original and amended terms of our unsecured revolving credit facility, we may exercise an option to extend the maturity date by one year.
Unsecured Term Loan Facilities
We intend to enter into unsecured term loan facilities from time to time for general corporate purposes, to fund potential acquisitions and to potentially repay long-term debt.
On March 6, 2013, we entered into the $50.0 million TD Term Loan with TD Bank. Upon closing the TD Term Loan, we simultaneously entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the TD Term Loan at 3.425% per annum for its seven year term, based upon the TD Term Loan's then current stated applicable margin. This applicable margin, and therefore the effective interest rate on the TD Term Loan, may vary during its term by an increase of up to 0.75% based upon the then current leverage ratio. In the event that the Company obtains a credit rating, the applicable margin on the TD Term Loan can vary from a 0.60% reduction to a 0.20% increase based upon our then current credit rating. The TD Term Loan contains customary representations and warrants and covenants. We used the proceeds of the TD Term Loan to repay a portion of our borrowings under the Credit Agreement.
On March 7, 2013, we entered into the $200.0 million WF Term Loan #1 with Wells Fargo Bank and certain other lenders. Upon closing the WF Term Loan #1, we simultaneously entered into an interest rate swap agreement with Wells Fargo Bank to effectively fix the interest rate on the WF Term Loan #1 at 2.4885% per annum for its five-year term, based upon the WF Term Loan #1's then current stated applicable margin. This applicable margin, and therefore the effective interest rate on the WF Term Loan #1, may vary during its term by an increase of up to 0.60% based upon the then current leverage ratio. In the event that the Company obtains a credit rating, the applicable margin on the WF Term Loan #1 can vary from a 0.40% reduction to a 0.50% increase based upon our then current credit rating. The WF Term Loan #1 contains customary representations and warrants and covenants. We used the proceeds to repay a portion of our borrowings under our unsecured revolving credit facility.
On September 12, 2013, we entered into the $120.0 million Capital One Term Loan with Capital One and certain other lenders. Upon closing the Capital One Term Loan, we simultaneously entered into an interest rate swap agreement with Capital One to effectively fix the interest rate on the Capital One Term Loan at 4.42125% per annum for its entire term until the Capital One Term Loan's scheduled maturity on January 31, 2021, based upon the Capital One Term Loan's current stated applicable margin. This applicable margin, and therefore the effective interest rate on the Capital One Term Loan, may vary during its term from a 0.20% reduction to a 0.35% increase based upon the then current leverage ratio. In the event the Company obtains a credit rating, the applicable margin on the Capital One Term Loan can vary from a 0.55% reduction to a 0.25% increase based upon our then current credit rating. We used the majority of the proceeds to repay a portion of our borrowings under our unsecured revolving credit facility.
On September 26, 2013, in connection with the Second Amendment (see additional information in Note 6 under "Unsecured Revolving Credit Facility"), our WF Term Loan #1 was replaced with the "WF Term Loan #2 with the same amount of $200.0 million and the same maturity date of March 7, 2018 as for the WF Term Loan #1. The existing swap agreement entered into on March 7, 2013 upon closing of the WF Term Loan #1 remained in place and is now applicable to the WF Term Loan #2 in order to effectively fix its interest rate at 2.6385% per annum for its term, based upon the WF Term Loan #2's current stated applicable margin. In addition, on September 26, 2013, and also in connection with the Second Amendment (see additional information in Note 6 under "Unsecured Revolving Credit Facility"), we entered into the $200.0 million WF Term Loan #3. Upon closing the WF Term Loan #3, we simultaneously entered into an interest rate swap agreement to effectively fix the interest rate on the WF Term Loan #3 at 3.274% per annum for its entire term until the WF Term Loan #3's scheduled maturity on January 15, 2019, based upon the WF Term Loan #3's current stated applicable margin. The applicable margin on both the WF Term Loan #2 and the WF Term Loan #3, and therefore the effective interest rate on both of these loans, may vary during their terms from a 0.20% reduction to a 0.35% increase based upon the then current leverage ratio. In the event the Company obtains a credit rating, the applicable margin on the WF Term Loan #2 and the WF Term Loan #3 can vary from a 0.70% reduction to a 0.30% increase based upon our then current credit rating. We used the majority of the proceeds to repay a portion of our borrowings under our unsecured revolving credit facility.
Secured Debt Financing
From time to time, we partially fund property acquisitions with secured mortgage financing. The following table details our Encumbered and Unencumbered properties as of September 30, 2013 (Approximate Acquisition Cost and Debt Balance in thousands):

	Consolidated Properties			Unconsolidated properties (1)			Consolidated & Unconsolidated Properties(1)
	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance
Encumbered Properties	46	$1,334,376	$678,163	15	$374,338	$191,784	61	$1,708,714	$869,947
Unencumbered Properties	55	1,296,316	—	15	339,384	—	70	1,635,700	—
Unsecured Debt	—	—	670,000	—	—	—	—	—	670,000
Total Properties	101	$2,630,692	$1,348,163	30	$713,722	$191,784	131	$3,344,414	$1,539,947
__________

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
Sale of Real Estate Properties
We regularly work to identify, consider and pursue opportunities to dispose of non-strategic properties on an opportunistic basis with the intent of using the proceeds generated from the dispositions to fund new strategic acquisitions, to repay long-term debt and for other general corporate purposes. The timing of any potential future dispositions will depend on market conditions and our capital needs. Our ability to dispose of such properties on favorable terms, or at all, is dependent upon a number of factors including the availability of credit to potential buyers to purchase properties at prices that we consider acceptable.
Transactions with Unconsolidated Joint Ventures
Transactions with unconsolidated joint ventures also provide a source of liquidity. Our unconsolidated joint ventures will from time to time obtain debt financing or sell properties and will then distribute to us, and our joint venture partners, all or a portion of the proceeds from such transactions.
Debt Composition
Our consolidated and pro rata share of unconsolidated debt is comprised of the following as of September 30, 2013 (amounts in thousands):

	Consolidated Debt(1)			Unconsolidated Debt(2)			Consolidated & Unconsolidated Debt(1)(2)
	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total
Amount
Fixed Interest Rate Debt	$93,596	$1,154,567	$1,248,163	$13,828	$177,956	$191,784	$107,424	$1,332,523	$1,439,947
Floating Interest Rate Debt	—	100,000	100,000	—	—	—	—	100,000	100,000
Total	$93,596	$1,254,567	$1,348,163	$13,828	$177,956	$191,784	$107,424	$1,432,523	$1,539,947
Weighted Average Remaining Term (years):
Fixed Interest Rate Debt			5.35			5.10			5.31
Floating Interest Rate Debt			4.29			N/A			4.29
Total			5.19			5.10			5.18
Weighted Average Interest Rate:
Fixed Interest Rate Debt			4.34%			4.23%			4.33%
Floating Interest Rate Debt			1.88%			N/A			1.88%
Total			4.16%			4.23%			4.17%
__________

(1)
Consolidated debt amount includes a $100.0 million outstanding balance on our unsecured revolving credit facility as of September 30, 2013. The unsecured revolving credit facility may be extended for an additional year from January 2018 to January 2019.

(2)	Unconsolidated debt amounts are at our pro rata share of effective ownership.
Distribution Policy
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
In order to qualify as a REIT under the Internal Revenue Code, we generally must make distributions to our shareholders each year in an amount at least equal to 90% of our REIT taxable income (as determined without regard to the dividends paid deduction and excluding net capital gain). Our Board of Trustees has determined that, beginning with the fourth quarter of 2013, we will transition from a quarterly distribution and pay distributions on a monthly basis as calculated pursuant to monthly record date and distribution declaration dates. Our distribution policy is subject to revision at the discretion of our Board of Trustees without notice to you or shareholder approval. All distributions will be made by us at the discretion of our Board of Trustees and will be based upon out Board of Trustee's evaluation of our assets, operating results, historical and projected cash flows (and source thereof), historical and projected equity offering proceeds from our offerings, historical and projected debt incurred, projected investments and capital requirements, the anticipated timing between receipt of our equity offering proceeds and investment of those proceeds, maintenance of REIT qualifications, applicable provisions of Maryland law, general economic, market and industry conditions, any liquidity event options we may pursue, and such other factors as our Board of Trustees deems relevant.
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

2013 Quarters	First	Second	Third
Total Distributions Declared and Paid (In Thousands)	$37,272	$35,486	$29,562
Distributions per Share	$0.15	$0.15	$0.125
Amount of Distributions per Share Funded by Cash Flows Provided by Operating Entities	$0.1213	$0.1053	$0.125
Amount of Distributions per Share Funded by Uninvested Proceeds from Financings of Our Properties	$0.0287	$0.0447	$—
On April 26, 2013, our Board of Trustees approved a quarterly distribution of $0.125 per common share paid on October 11, 2013 to the holders of record of common shares on September 26, 2013.
On September 11, 2013, our Board of Trustees approved a monthly distribution of $0.042 per common share to be paid on November 7, 2013 to the holders of record of common shares as of October 31, 2013.
On November 5, 2013, our Board of Trustees approved a monthly distribution of $0.042 per common share for each of the months of November and December of 2013 to be paid for the month of November on December 7, 2013 to all holders of record on November 29, 2013 and to be paid for the month of December on January 7, 2014 to all holders of record on December 31, 2013.
For the quarter ended September 30, 2013 distributions were funded entirely by cash flows provided by operating activities.
For the quarter ended June 30, 2013, distributions were funded 70.18% by cash flows provided by operating activities and 29.82% from uninvested proceeds from financings of our properties. The dividend reinvestment plan was terminated during the quarter ended June 30, 2013.
For the quarter ended March 31, 2013, distributions were funded 80.88% by cash flows provided by operating activities and 19.12% from uninvested proceeds from financings of our properties. In addition, distributions totaling $16.8 million were reinvested in our common shares pursuant to our dividend reinvestment plan during the quarter ended March 31, 2013.
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

Contractual Obligations and Commitments
The following table provides information with respect to our contractual obligations as of September 30, 2013 (in thousands):

Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Principal Payments - Secured Debt	$67,978	$285,032	$129,289	$195,864	$678,163
Principal Payments - Unsecured Term Loan Facilities	—	—	200,000	370,000	570,000
Principal Payments - Unsecured Revolving Credit Facility	—	—	100,000	—	100,000
Principal Payments - Unconsolidated Joint Venture Debt at Pro Rata Share (1)	42,081	3,113	71,448	75,142	191,784
Interest Payments - Fixed-Rate Debt (2)	52,648	89,991	63,636	34,274	240,549
Interest Payments - Variable-Rate Debt (3)	1,879	3,758	2,422	—	8,059
Interest Payments - Unconsolidated Joint Venture Debt at Pro Rata Share (1)	6,377	11,389	9,436	11,489	38,691
Ground Lease Payments	265	546	546	4,854	6,211
Total	$171,228	$393,829	$576,777	$691,623	$1,833,457
__________

(1)	Unconsolidated joint venture debt excludes amounts due to our investment in CBRE Strategic Partners Asia.

(2)
Amounts include the expected net payments due under our interest rate swap agreements where in each case we have swapped our variable interest rate payments due under the debt agreements for fixed rates of interest payments.

(3)
As of September 30, 2013, our variable rate debt consisted of amounts outstanding under our unsecured revolving credit facility. The variable interest rate payments are based on LIBOR plus a spread of 1.70%. LIBOR as of September 30, 2013 was 0.18%.

Debt Maturities
The following table details our consolidated and unconsolidated debt maturities as of September 30, 2013 (in thousands):

	Consolidated Debt(1)			Unconsolidated Debt(2)			Consolidated & Unconsolidated Debt (1)(2)
	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total
Remaining 2013	$3,937	9,341	$13,278	$353	$—	$353	$4,290	$9,341	$13,631
2014	16,292	53,933	70,225	1,460	40,640	42,100	17,752	94,573	112,325
2015	16,028	132,448	148,476	1,536	—	1,536	17,564	132,448	150,012
2016	12,838	121,341	134,179	1,617	—	1,617	14,455	121,341	135,796
2017	12,028	34,327	46,355	1,701	68,001	69,702	13,729	102,328	116,057
2018	10,127	361,943	372,070	1,790	—	1,790	11,917	361,943	373,860
2019	7,448	300,786	308,234	1,884	—	1,884	9,332	300,786	310,118
2020	5,962	50,000	55,962	1,982	—	1,982	7,944	50,000	57,944
2021	3,742	190,448	194,190	1,505	69,315	70,820	5,247	259,763	265,010
2022	1,870	—	1,870	—	—	—	1,870	—	1,870
2023	1,987	—	1,987	—	—	—	1,987	—	1,987
Thereafter	1,337	—	1,337	—	—	—	1,337	—	1,337
Total	$93,596	$1,254,567	$1,348,163	$13,828	$177,956	$191,784	$107,424	$1,432,523	$1,539,947
__________

(1)
Consolidated debt amount includes a $100.0 million outstanding balance on the unsecured revolving credit facility as of September 30, 2013. The unsecured revolving credit facility expires January 15, 2018. We may exercise an option to extend the maturity date by one year.

(2)	Unconsolidated debt amounts are at our pro rata share of effective ownership.

Property Investment
As of September 30, 2013, we had an unfunded property acquisition commitment in the European JV totaling $57.7 million (our estimated 80% share). While the European JV expects the acquisition to close during the fourth quarter of 2013, the agreement to acquire the property is subject to certain contingencies and there can be no assurance that the acquisition will occur.
Historical Cash Flows
Our net cash provided by operating activities increased by $5.6 million to $91.5 million for the nine months ended September 30, 2013, compared to $86.0 million for the nine months ended September 30, 2012. The increase was due to Net Operating Income generated by the properties acquired or consolidated since January 1, 2012 offset by the payment of expenses to our former investment advisor during the nine months ended September 30, 2013 that were accrued for as of December 31, 2012.
Net cash used in investing activities increased by $98.0 million to $245.0 million for the nine months ended September 30, 2013, compared to $147.1 million for the nine months ended September 30, 2012. The increase was primarily due to contributions made to our unconsolidated entities to repay various notes payable secured by properties held within the joint ventures. See Note 4 to our condensed consolidated financial statements included in this report for additional information.
Net cash provided by financing activities increased by $94.0 million to $108.4 million for the nine months ended September 30, 2013, compared to $14.4 million for the nine months ended September 30, 2012. The increase was primarily due to higher proceeds of $334.9 million generated from debt financing activities for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. These amounts are offset by the $125.0 million paid as part of our Tender Offer in the current year period and $150.8 million generated in equity raising activities during the nine months ended September 30, 2012 that did not recur in the current year period. In addition, during the nine months ended September 30, 2013, we paid distributions to our shareholders of $18.2 million more than in the prior year period.
Off-Balance Sheet Arrangements
As of September 30, 2013, we had five Investments in Unconsolidated Entities: (i) a 5.07% ownership interest in CBRE Strategic Partners Asia; (ii) an 80% ownership interest in the Duke JV; (iii) a 90% ownership interest in Afton Ridge; (iv) an 80% ownership interest in the UK JV; and (v) an 80% ownership interest in the European JV. Our investments are discussed in Note 4, to the accompanying consolidated financial statements "Investments in Unconsolidated Entities."
Inflation
The real estate market has not been affected significantly by inflation in the past several years due to the relatively low inflation rate. We expect to include provisions in the majority of our tenant leases designed to protect us from the impact of inflation. We expect these provisions will include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases, annual reimbursement of operating expenses above a certain allowance. Due to the generally long-term nature of these leases, annual rent increases may not be sufficient to cover inflation and rent may be below market.
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
FFO is a non-GAAP measure that is commonly used in the real estate industry. The most directly comparable GAAP measure to FFO is net income. FFO, as we define it, is presented as a supplemental financial measure. Management believes that FFO is a useful supplemental measure of REIT performance. FFO does not present, nor do we intend for it to present, a complete picture of our financial condition and/or operating performance. We believe that net income, as computed under GAAP, appropriately remains the primary measure of our performance and that FFO, when considered in conjunction with net income, improves the investing public's understanding of the operating results of REITs and makes comparisons of REIT operating results more meaningful.
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
Management believes that NAREIT's definition of FFO reflects the fact that real estate, as an asset class, generally appreciates over time, and that depreciation charges required by GAAP do not always reflect the underlying economic realities. Likewise, the exclusion from NAREIT's definition of FFO of impairment charges and gains and losses from the sales of previously depreciated operating real estate assets allows investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT's activity and assists in comparing those operating results between periods. Thus, FFO provides a performance measure that, when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates and operating costs. Management also believes that FFO provides useful information to the investment community about our financial performance when compared to other REITs, since FFO is generally recognized as the industry standard for reporting the operations of REITs.
However, changes in the accounting and reporting rules under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that have been put into effect since the establishment of NAREIT's definition of FFO have prompted an increase in the non-cash and non-operating items included in FFO. We calculate Core FFO as FFO exclusive of the net effects of acquisition costs, interest rate swap gains/losses, transition and listing costs, and unrealized gain/loss in investments in unconsolidated entities. Core FFO, is a useful measure to management's decision-making process. As discussed below, period to period fluctuations in the excluded items can be driven by short-term factors that are not particularly relevant to our long-term investment decisions, long-term capital structures or long-term tax planning and tax structuring decisions.
We believe that Core FFO appropriately presents our results of operations on a comparative basis. The items that we exclude from net income are subject to significant fluctuations from period to period that cause both positive and negative effects on our results of operations, often in inconsistent and unpredictable directions. For example, our acquisition costs are primarily the result of the volume of our acquisitions completed during each period, and therefore we believe such acquisition costs are not reflective of our operating results during each period. Similarly, unrealized gains or losses that we have recognized during a given period are based primarily upon changes in the estimated fair market value of certain of our investments due to changes in market conditions and do not necessarily reflect the operating performance of these properties during the corresponding period. During the three month period ended June 30, 2012, the Company began the process of transitioning from being an externally managed company to a self-managed company and we believe the costs incurred to accomplish this transition involve many costs which are being excluded to arrive at Core FFO. Lastly, we incurred certain costs during the three and nine months ended September 30, 2013, in connection with the Listing and the Tender Offer and believe the costs incurred should also be excluded to arrive at Core FFO.
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

The following table presents our FFO, Core FFO and AFFO for the three and nine months ended September 30, 2013 and 2012 (in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Reconciliation of Net Income (Loss) to FFO, Core FFO and AFFO
Net Income (Loss)	$859	$(12,384)	$79,310	$(16,437)
Real Estate Depreciation and Amortization	26,549	18,787	75,323	54,749
Pro Rata Share of Real Estate Depreciation and Amortization from Unconsolidated Entities	8,406	13,812	26,952	40,965
Loss (Gain) on Conversion of Equity Interest to Controlling Interest	1,667	—	(75,535)	—
Loss on Write Down to Net Sales Value	—	—	—	415
Pro Rata Share of Realized (Gain) Loss on Investment in CBRE Strategic Partners Asia	—	(443)	2,113	(443)
Funds from Operations	$37,481	$19,772	$108,163	$79,249
Acquisition-Related Expenses	175	1,099	2,179	2,508
Pro Rata Share of Acquisition-Related Expense from Unconsolidated Entities	—	—	—	519
Loss on Early Extinguishment of Debt	1,572	1,686	1,572	1,686
Gain on Interest Rate Swaps	(265)	(134)	(1,731)	(380)
Transition and Listing Expenses	1,447	6,216	12,681	8,152
Pro Rata Share of Unrealized (Gain) Loss on Investment in CBRE Strategic Partners Asia	(247)	(55)	(3,813)	743
Core Funds from Operations	$40,163	$28,584	$119,051	$92,477
Amortization of Non-Cash Interest Expense	(94)	128	(461)	388
Pro Rata Share of Amortization of Non-Cash Interest Expense from Unconsolidated Entities	97	214	436	596
Amortization of Above and Below Market Leases	1,956	(190)	5,028	1,311
Pro Rata Share of Amortization of Above/Below Market Leases from Unconsolidated Entities	(126)	149	(150)	465
Amortization of Deferred Revenue Related to Tenant Improvements	(276)	—	(909)	—
Share-Based Compensation	554	15	1,547	15
Straight-line Rent Adjustments, Net	(3,355)	(1,702)	(7,886)	(5,463)
Pro Rata Share of Straight-Line Rent Adjustments, Net from Unconsolidated Entities	(1,044)	(1,548)	(4,426)	(5,393)
Recurring Capital Expenditures	(1,652)	(1,937)	(3,890)	(3,271)
Pro Rata Share of Recurring Capital Expenditures from Unconsolidated Entities	(1,435)	(254)	(2,966)	(1,125)
Adjusted Funds from Operations	$34,788	$23,459	$105,374	$80,000
Amounts per share (Basic and Diluted):
Net Income (Loss)	$0.00	$(0.05)	$0.32	$(0.07)
Funds from Operations	$0.16	$0.08	$0.44	$0.32
Core Funds from Operations	$0.17	$0.11	$0.49	$0.37
Adjusted Funds from Operations	$0.15	$0.09	$0.43	$0.32
__________

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

Subsequent Events
On October 9, 2013, we paid off the Albion Mills Retail Park loan in the amount of approximately £5.8 million (approximately $9.3 million). The interest rate swap agreement terminated with the loan payoff.
On October 10, 2013, we contributed $40.7 million to the Duke JV for our 80% share of the payoff (inclusive of accrued interest) of two fixed rate mortgage notes that were cross-collateralized and secured by the following properties: AllPoints Midwest Bldg.1 and 125 Enterprise Parkway. The notes were paid in full by the joint venture on October 11, 2013 for the total remaining principal balance of $50.8 million.
On November 6, 2013, we filed an automatically effective shelf registration statement on Form S-3 with the SEC to facilitate periodic public offerings of our securities.
On November 6, 2013, we and CSP OP entered into four separate Equity Distribution Agreements with certain sales agents, pursuant to which we may sell, from time to time, our common shares having an aggregate offering price of up to $250.0 million. Sales of our common shares may be made in ordinary brokers’ transactions on the NYSE, in negotiated transactions or transactions that are deemed to be “at the market” offerings, including sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.
On November 7, 2013, the Duke JV sold 533 Maryville Centre and 555 Maryville Centre, each located in St. Louis, MO for approximately $39.2 million, exclusive of customary closing costs. Our pro rata share of the net proceeds of the sale following loan satisfaction and payment of customary closing expenses was approximately $11.0 million.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

To illustrate the effect of movements in the interest rate markets, the Company performed a market sensitivity analysis on its outstanding hedging instruments. The Company applied various basis point spreads to the underlying interest rate curves of the derivative portfolio in order to determine the instruments’ change in fair value. The following tables summarize the results of the analysis performed for the nine months ended September 30, 2013 and 2012, respectively (amounts in thousands):

			Effects of Change in Interest Rates as of
Type of Instrument	Notional Amount	Maturity Date	September 30, 2013
			-100 Basis Points	-50 Basis Points	+50 Basis Points	+100 Basis Points

Non-qualifying Interest Rate Swap on Albion Mills Debt	$9,249	October 10, 2013	—	—	—	—
Qualifying Interest Rate Swap on Maskew Retail Park Debt(1)	$22,621	August 10, 2014	(104)	(92)	91	181
Qualifying Interest Rate Swap on Point West I Debt	$11,123	December 6, 2016	(211)	(143)	165	330
Qualifying Interest Rate Swap on WF Term Loan #2	$200,000	March 7, 2018	(8,484)	(4,283)	4,114	8,126
Qualifying Interest Rate Swap on Atrium I	$22,750	May 31, 2018	(877)	(449)	466	908
Qualifying Interest Rate Swap on WF Term Loan #3	$200,000	January 15, 2019	(10,053)	(5,148)	4,790	9,536
Qualifying Interest Rate Swap on Easton III debt	$6,513	January 31, 2019	(297)	(152)	153	299
Qualifying Interest Rate Swap on TD Term Loan	$50,000	March 6, 2020	(2,958)	(1,391)	1,405	2,763
Qualifying Interest Rate Swap on Capital One Term Loan	$120,000	January 31, 2021	(8,172)	(4,145)	3,898	7,719
__________

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.

			Effects of Change in Interest Rates as of
Type of Instrument	Notional Amount	Maturity Date	September 30, 2012
			-100 Basis Points	-50 Basis Points	+50 Basis Points	+100 Basis Points

Non-qualifying Interest Rate Swap on Thames Valley Retail Park Debt (1)	$9,107	May 30, 2013	(24)	(23)	23	46
Non-qualifying Interest Rate Swap on Albion Mills Debt(1)	$9,227	October 10, 2013	(48)	(46)	46	92
Qualifying Interest Rate Swap on Maskew Retail Park Debt(1)	$22,566	August 10, 2014	(220)	(204)	202	401
Qualifying Interest Rate Swap on Pacific Corporate Park Debt	$79,750	December 7, 2017	(2,514)	(1,783)	1,772	3,728
Qualifying Interest Rate Swap on 100 Kimball Drive Park Debt	$32,023	March 1, 2021	(2,133)	(1,160)	1,122	2,313
Qualifying Interest Rate Swap on Kings Mountain III Debt	$11,401	July 1, 2018	(477)	(289)	285	598
__________

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.
The estimated fair value of our investment in CBRE Strategic Partners Asia is most sensitive to changes in capitalization rates for commercial properties in large urban areas in China, and among other factors, is also sensitive to currency exchange rate fluctuations and changes in the interest rates of China and the U.S., respectively. Decreases in capitalization rates and increases in interest rates generally increase the value of our investments. Changes in currency exchanges rates where the U.S. Dollar increases in value against the Chinese Yuan generally decrease the value of our investments. The estimated fair value of the Albion Mills variable rate loan is not sensitive to changes in index interest rates, but remains somewhat sensitive to changes in credit spreads available to the REIT. If credit spreads increase, the fair value of this note payable balance decreases.
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
A 100 basis point increase or decrease in interest rates would increase or decrease the fair market value of our notes payable by $24.4 million at September 30, 2013. In addition, a 100 basis point increase or decrease in interest rates would either increase or decrease annual variable interest expense as follows: approximately $88,000 on the Albion Mills Retail Park property and approximately $0.2 million on the Maskew Retail Park property.
In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have formally adopted a policy for disclosure controls and procedures that provides guidance on the evaluation of disclosure controls and procedures and is designed to ensure that all corporate disclosure is complete and accurate in all material respects and that all information required to be disclosed in the periodic reports submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods and in the manner specified in the Securities and Exchange Commission's rules and forms and that disclosure controls and procedures were effective to ensure that the information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.
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
Changes in Internal Controls Over Financial Reporting
No changes in internal control over financial reporting occurred during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
We are not party to any material legal proceedings as of September 30, 2013.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, and in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Securities and Repurchases of Securities
During the three months ended September 30, 2013, we did not sell any equity securities that are not registered under the Securities Act of 1933, as amended.
The following table provides information with respect to our Share Redemption Program for the three months ended September 30, 2013:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May-Yet Be Purchased Under the Plans or Programs

July 1, 2013 to July 31, 2013	333,655	$9.60	N/A	N/A
August 1, 2013 to August 31, 2013	—	—	N/A	N/A
September 1, 2013 to September 30, 2013	—	—	N/A	N/A
Total	333,655	$9.60	N/A	N/A
__________

(1)
Represents shares submitted for redemption beginning March 1, 2013 and ending March 28, 2013. In addition, it includes common Fractional Shares redeemed by us under our Fractional Share payout initiative. Shares were redeemed during July 2013 (see Note 12 to the Condensed Consolidated Financial Statements for additional information).

Use of Proceeds from Sale of Registered Securities
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURE
None.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

10.1
Amended, Restated and Consolidated Credit Agreement, dated September 26, 2013, by and among CSP Operating Partnership, LP as Borrower, Chambers Street Properties, as Parent, the financial institutions party thereto as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC and RBC Capital Markets, as Joint Lead Arrangers and Joint Bookrunners, Royal Bank of Canada, as Syndication Agent, and each of Bank of America, N.A., Bank of Montreal, Citibank, N.A., JPMorgan Chase Bank, N.A., Regions Bank, and Union Bank, N.A., as a Documentation Agent (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35933) filed October 1, 2013 and incorporated herein by reference).

10.2
Equity Distribution Agreement, dated November 6, 2013, by and among the Company, CSP OP and Wells Fargo Securities, LLC (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35933) filed November 7, 2013 and incorporated herein by reference)

10.3
Equity Distribution Agreement, dated November 6, 2013, by and among the Company, CSP OP and Citigroup Global Markets Inc. (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35933) filed November 7, 2013 and incorporated herein by reference)

10.4
Equity Distribution Agreement, dated November 6, 2013, by and among the Company, CSP OP and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35933) filed November 7, 2013 and incorporated herein by reference)

10.5
Equity Distribution Agreement, dated November 6, 2013, by and among the Company, CSP OP and RBC Capital Markets, LLC (Previously filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-35933) filed November 7, 2013 and incorporated herein by reference)

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

101
The following materials from Chambers Street Properties's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to the Condensed Consolidated Financial Statements, filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chambers Street Properties

Date: November 8, 2013	/S/ JACK A. CUNEO
Jack A. Cuneo
President and Chief Executive Officer

Date: November 8, 2013	/S/ MARTIN A. REID
Martin A. Reid
Chief Financial Officer