Form 10-K
period 2013-12-31
CHAMBERS STREET PROPERTIES
filed 2014-03-03
CIK 1297587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The aggregate market value of the voting and non-voting common shares held by non-affiliates of Chambers Street Properties was approximately $2,358,322,893 based on the quoted closing price on the New York Stock Exchange for such shares on June 30, 2013.
The number of shares outstanding of the registrant’s common shares, $0.01 par value, was 236,497,081 as of February 28, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2014 Annual Shareholders’ Meeting expected to be filed on or about to April 10, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K.

CHAMBERS STREET PROPERTIES

PART I.

ITEM 1.	BUSINESS
Overview
We are a self-administered real estate investment trust, or REIT, focused on acquiring, owning and managing net leased industrial and office properties, leased to creditworthy tenants. We have elected to be taxed as a REIT for U.S. federal income tax purposes. Our common shares are listed on the New York Stock Exchange (the "NYSE") under the ticker symbol "CSG."
As of December 31, 2013, we owned, on a consolidated basis, 99 industrial (primarily warehouse/distribution), office and retail properties located in 18 U.S. states (Arizona, California, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Maryland, Massachusetts, Minnesota, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Texas and Virginia) and in the United Kingdom, encompassing approximately 22.5 million rentable square feet. Our consolidated properties were approximately 95.0% leased (based upon rentable square feet) as of December 31, 2013. As of December 31, 2013, 74 of our consolidated properties were net leased to single tenants, which encompassed approximately 18.1 million rentable square feet.
In addition, we owned, on an unconsolidated basis, 30 industrial (primarily warehouse/distribution) and office properties located in eight U.S. states (Arizona, Florida, Illinois, Indiana, North Carolina, Ohio, Tennessee and Texas) and in three European countries (France, Germany and the United Kingdom) encompassing approximately 11.3 million rentable square feet. Our unconsolidated properties were approximately 99.1% leased (based upon rentable square feet) as of December 31, 2013. As of December 31, 2013, 20 of our unconsolidated properties were net leased to single tenants, which encompassed approximately 11.3 million rentable square feet.
We operate in an umbrella partnership REIT structure in which all of our real estate investments are held directly by, or indirectly through wholly-owned subsidiaries of CSP Operating Partnership, LP, or CSP OP, of which we are the 100% owner and sole general partner. For each interest in our common shares of beneficial interest $0.01 par value (the "common shares"), that we issue, an equal interest in the limited partnership units of CSP OP is issued to us in exchange for the cash proceeds from the issuance of the interest in our common shares. On August 19, 2013, we redeemed for cash 246,361 Class A limited partnership units, representing approximately a 0.10% ownership of the total limited partnership units, which were owned by CBRE REIT Holdings, LLC ("REIT Holdings"), an affiliate of CBRE Advisors LLC (the "former investment advisor"). On November 26, 2013, we redeemed the Class B limited partnership interest owned by REIT Holdings ("Class B Interest"). As a result, as of December 31, 2013, we owned 100% of the limited partnership units of CSP OP directly or indirectly through a wholly-owned taxable REIT subsidiary ("TRS").
Unless the context otherwise requires or indicates, references to, "we," "our" and "us" refer to the activities of and the assets and liabilities of the business and operations of Chambers Street Properties and its subsidiaries. References to unconsolidated properties include properties owned through unconsolidated joint ventures and do not include properties owned by CBRE Strategic Properties Asia. See Note 4 "Investments in Unconsolidated Entities" in the notes to our consolidated financial statements for additional information.
History
We were formed in Maryland on March 30, 2004 and commenced operations in July 2004 following an initial private placement of our common shares. Jack A. Cuneo, our founder, President and Chief Executive Officer, developed the initial business plan to establish our company. Since that time, we have raised equity capital of approximately $2.5 billion in gross proceeds through two public offerings of our common shares to finance our real estate investment activities.
Prior to July 1, 2012, all of our business activities were managed by the former investment advisor pursuant to advisory agreements. On July 1, 2012, we became a self-managed company and changed our name from CB Richard Ellis Realty Trust to Chambers Street Properties in accordance with a plan determined by our Board of Trustees. In addition, as of April 30, 2013, the transitional services agreement with CSP OP and the former investment advisor that we had entered into as part of our transition to a self-managed company ended and we became fully responsible for the management of our day-to-day operations.
On May 21, 2013, we listed our common shares on the NYSE under the symbol "CSG" (the "Listing") and concurrently commenced a modified "Dutch Auction" tender offer to purchase up to $125.0 million in value of the common shares (the "Tender Offer") from our shareholders, which was completed on June 26, 2013.

Available Information; Corporate Governance Documents
Our principal office is located at 47 Hulfish Street, Suite 210, Princeton, New Jersey 08542. Our telephone number is (609) 683-4900. Our website is http:// www.chambersstreet.com. The information found on, or otherwise accessible through, our website is not incorporated information and does not form a part of this Annual Report on Form 10-K or any other report or document we file with or furnish to the Security Exchange Commission (the "SEC"). We make available, free of charge, on or through the "SEC Filings" section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information contained on our website is not incorporated into this Annual Report on Form 10-K. You can also read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
The following documents relating to our corporate governance are also available free of charge on our website under "Investor Relations — Governance Documents" and available in print to any security holder upon request:

•	Corporate Governance Guidelines;

•	Code of Business Conduct and Ethics;

•	Bylaws;

•	Declaration of Trust;

•	Whistleblowing and Whistleblower Protection Policy;

•	Audit Committee Charter;

•	Compensation Committee Charter; and

•	Nominating and Corporate Governance Committee Charter.
You may request copies of any of these documents by writing to:

Attention: Investor Relations
Chambers Street Properties
47 Hulfish Street, Suite 210
Princeton, New Jersey 08542
Business Strategy
We focus on investing in industrial and office properties that are net leased to investment grade or creditworthy tenants on long-term leases through acquisitions of existing properties or build-to-suit projects. We believe the credit quality of many of our tenants, the length of our leases, the relatively modest capital expense requirements of our industrial properties and our single-tenant focus help us to create shareholder value. We also believe that our senior management team's extensive experience will allow us to identify and consummate the acquisition and development of high-quality net leased properties. Our strategy is to grow our portfolio with properties targeted to provide steady income, sustaining tenant relationships and enhancing the value of our existing properties. We continue to execute our strategy and expand our portfolio through the following:

•
Acquisitions. We believe high-quality industrial and office properties, which are net leased to tenants with strong credit profiles, represent attractive investments. We target acquisitions in markets with above-average projected rental growth, strong tenant demand and significant barriers to new construction.

•	Build-to-Suit Opportunities. We also intend to pursue build-to-suit opportunities that have attractive development yields and tenants with strong credit profiles, under long-term triple net leases.

•
Maximize Cash Flow Through Internal Growth. We seek investments with fixed rent escalations over long-term leases that provide stable, increasing cash flow. We have typically structured our property acquisitions to achieve a positive spread between our cost of capital and the yields achieved on our investments.

•
Capital Recycling. We intend to pursue a disciplined capital allocation strategy by selectively disposing of properties that are no longer consistent with our investment strategy or whose returns appear to have been maximized. To the extent that we dispose of properties, we intend to redeploy the capital into investment opportunities that we believe are more attractive, or to reduce debt.

•
Actively Manage a Strong and Flexible Capital Structure. We expect to maintain a prudent capital structure with access to multiple sources of equity and debt financing. We continue to stagger our debt maturities and utilize a balance of secured and unsecured borrowings. We continue to have a mix of fixed- and floating-rate debt and intend to maintain modest total leverage. As a means to reduce our exposure to foreign currency fluctuations, we endeavor to retain debt in the local currency of our international properties.

We employ an enhanced income investment strategy designed to maximize risk-adjusted returns by purchasing, actively managing and selling properties located in the business districts and suburban markets of major metropolitan areas. Our primary focus is on industrial (primarily warehouse/distribution) and office properties. When making investment decisions we consider relevant risks and financial factors, including market conditions, the creditworthiness of major tenants, the expected levels of rental and occupancy rates, current and projected cash flow of the property, the location, condition and use of the property, suitability for any development contemplated or in progress, income-producing capacity, the prospects for long-range appreciation, liquidity and income tax considerations.
Although we are not limited as to the form our investments may take, our investments in real estate generally take the form of holding fee title or a long-term leasehold estate in the properties we acquire. We may acquire such interests either directly in CSP OP or indirectly by acquiring membership interests in, or acquisitions of property through, limited liability companies or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with developers of properties, or other persons.
Development and Construction of Properties
We have directly, or in partnership with third-parties, invested in, and may in the future invest in properties that are to be, wholly or partially, constructed or completed. We are not restricted in our ability to invest in such properties. To help ensure performance by the builders of properties that are under construction, completion of properties under construction may be guaranteed at the price contracted either by an adequate completion bond, performance bond or other appropriate instruments. We may rely, however, upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the person entering into the construction or development contract as an alternative to a completion bond or performance bond. Development of real estate properties is subject to risks relating to a builder's ability to control construction costs or to build in conformity with plans, specifications and timetables.
Joint Venture Investments
We have entered into, and may in the future enter into, joint ventures, partnerships and other co-ownership arrangements or participations with real estate developers, owners and other third-parties for the purpose of developing, owning and operating real properties. In determining whether to invest in a particular joint venture, we will evaluate the relevant real property or development opportunity under the same criteria employed for the selection of our real estate property investments.
Industry Segments
We view our operations as having three consolidated property reportable segments consisting of Domestic Office Properties, Domestic Industrial Properties and an International Office/Retail Properties segment, which participate in the acquisition, development, ownership and operation of high quality real estate assets in their respective regions. Information regarding our reportable segments can be reviewed under Note 15, "Segment Disclosure," in the accompanying consolidated financial statements.
Geographic Areas of Properties
We currently operate in two consolidated property geographic areas, the United States and the United Kingdom. As of December 31, 2013, we also have ownership interests in (i) the Goodman Princeton Holdings (Jersey) Limited joint venture (the "UK JV"), which owned interests in properties in the United Kingdom and (ii) the Goodman Princeton Holdings (LUX) SARL joint venture (the "European JV"), which owned interests in properties in Germany and France. Information relative to the UK JV and the European JV can be reviewed under Note 4, "Investments in Unconsolidated Entities" in the accompanying consolidated financial statements.

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
Environmental Matters
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
In connection with our assessment and selection of investment partners, property managers, development managers and other service providers, we will consider their experience and reputation in the areas of environmental sustainability, including experience in the development and operation of buildings certified under the LEED (Leadership in Energy and Environmental Design) Green Building Rating System promulgated by the US Green Building Counsel. We will evaluate the sustainability of a prospective investment property by assessing its Energy Star score, its preliminary LEED score (or equivalent foreign standards), and sustainability measures that have been or can be implemented, such as recycling, water conservation and green cleaning methods. We will consider operational, maintenance and capital improvement practices for existing properties designed to increase energy efficiency, reduce waste and otherwise lessen environmental impacts while remaining conscious of economic performance.
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
Employees
As of December 31, 2013, we had 28 full-time employees. None of our employees are represented by a collective bargaining unit.
Leasing and Asset Management
Our asset management team collaborates with existing tenants to understand and attempt to meet their expansion, contraction and lease term renewal/expansion needs. The team's ongoing communications with the tenants allows us to understand and address those requirements as and when they arise, which has allowed us to experience favorable renewal/expansion and occupancy rates.

ITEM 1A.	RISK FACTORS
You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, prospects, financial condition, cash flows, liquidity, FFO, Core FFO, AFFO, results of operations, share price, ability to service our indebtedness, and/or ability to make cash distributions to our shareholders (including those necessary to maintain our REIT qualification). In such case, the value and trading price of our common shares could decline, and you may lose all or a significant part of your investment. Some statements in the following risk factors constitute forward looking statements. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations-Cautionary Note Regarding Forward-Looking Statements."
Risks Related To Our Business and Our Properties
Real estate investments are long-term illiquid investments and may be difficult to sell in response to changing economic conditions.
Real estate investments are subject to certain inherent risks. Real estate investments are generally long-term investments that cannot be quickly converted to cash. Real estate investments are also subject to adverse changes in general economic conditions or local conditions that may reduce the demand for industrial, office or other types of properties. Other factors can also affect real estate values, including:

•	possible international and U.S. federal, state or local regulations and controls affecting rents, prices of goods, fuel and energy consumption and prices, water and environmental restrictions;

•	increasing labor and material costs;

•	the perceptions of tenants and prospective tenants of the convenience, attractiveness and safety of our properties;

•	competition from comparable properties;

•	the occupancy rate of our properties;

•	the ability to collect on a timely basis all rents from tenants;

•	the effects of any bankruptcies or insolvencies of major tenants;

•	civil unrest;

•	acts of nature, including earthquakes, hurricanes and other natural disasters that may result in uninsured losses;

•	acts of terrorism or war;

•	rises in operating costs, taxes and insurance costs;

•	changes in interest rates and in the availability, cost and terms of mortgage funding; and

•	other factors which are beyond our control.
Adverse economic conditions in the geographic regions in which we purchase properties may adversely affect our income and our ability to pay distributions to our shareholders.
A commercial property's income and value may be adversely affected by national and regional economic conditions, local real estate conditions such as an oversupply of properties or a reduction in demand for properties, availability of "for sale" properties, competition from other similar properties, our ability to provide adequate maintenance, insurance and management services, increased operating costs (including real estate taxes), the attractiveness and location of the property and changes in market rental rates. Our income will be adversely affected if a significant number of tenants are unable to pay rent or if our properties cannot be rented on favorable terms. Additionally, if tenants of properties that we lease on a triple-net basis fail to pay required tax, utility or other impositions, we could be required to pay those costs, which would adversely affect funds available for future acquisitions or cash available for distributions.

Our performance is linked to economic conditions in the regions where our properties are located and in the market for industrial (primarily warehouse/distribution) and office properties generally. As of December 31, 2013, approximately 44.6% of our portfolio (based on approximate total acquisition costs, with our unconsolidated properties included at our pro rata share of effective ownership) consisted of properties located in New Jersey (15.2%); Florida (9.0%); Texas (8.4%); Ohio (6.3%); and South Carolina (5.7%). Therefore, to the extent that there are adverse economic conditions in those regions, and in these markets generally, that impact the applicable market rents, such conditions could result in a reduction of our income and cash available for distributions and thus affect the amount of distributions we can make to investors as well as the amounts we could otherwise receive upon a sale of a property in a negatively affected region.
Adverse economic conditions affecting the particular industries of our tenants may adversely affect our income and our ability to pay distributions to our shareholders.
We are subject to certain industry concentrations with respect to our properties, including the following, which, as of December 31, 2013, accounted for the percentage of our share of annualized base rent as indicated: Financial Services (13.8%); Pharmaceutical & Health Care Related (11.4%); Consumer Products (10.0%); Internet Retail (9.6%); and Defense and Aerospace (5.9%). Adverse economic conditions affecting a particular industry of one or more of our tenants could affect the financial ability of one or more of our tenants to make payments under their leases, which could cause delays in our receipt of rental revenues or a vacancy in one or more of our properties for a period of time. Therefore, changes in economic conditions of the particular industry of one or more of our tenants could reduce our ability to pay dividends and the value of one or more of our properties at the time of sale of such properties.
A concentration of our investments in a limited number of property classes may leave our profitability vulnerable to a downturn in such sectors.
At any one time, a significant portion of our property investments may be in a limited number of property classes. As of December 31, 2013, a majority of our investments were in two property classes, industrial (primarily warehouse/distribution) (41%) and office (58%) based on approximate total acquisition costs, with our unconsolidated properties included at our pro rata share of effective ownership. As a result, we are subject to risks inherent in investments in these classes and downturns in the businesses conducted at these properties could adversely impact our revenues and financial condition.
Our results of operations rely on major tenants and insolvency, bankruptcy or receivership of these or other tenants could adversely affect our results of operations.
As of December 31, 2013, based on leases in effect for consolidated properties and unconsolidated joint venture properties, our five largest tenants (Amazon.com, Barclay's Capital, U.S. General Services Administration, Raytheon Company and Lord Abbett & Co) together represented approximately 24.2% of our share of annualized base rent. Our rental revenue depends on entering into leases with and collecting rents from tenants. General and regional economic conditions may adversely affect our major tenants and potential tenants in our markets. Our major tenants may experience a material business downturn, weakening their financial condition and potentially resulting in their failure to make timely rental payments and/or a default under their leases. In many cases, we have made substantial up front investments in the applicable leases, through tenant improvement allowances and other concessions, as well as typical transaction costs (including professional fees and commissions) that we may not be able to recover. In the event of any tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.
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
Lease payment defaults by tenants could cause us to reduce the amount of distributions to shareholders. A default of a tenant on its lease payments would cause us to lose the revenue from the property. In the event of such a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and leasing our property. If a lease is terminated, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. Further, we may be required to make rent or other concessions to tenants, accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants in sufficient numbers. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant's election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions. Certain of our properties are occupied by only a single tenant and, therefore, the success of those properties will be materially dependent on the financial stability of such tenants. The remnants of the credit crisis may put financial pressure on and increase the likelihood of the financial failure of, or other default in payment by, one or more of the tenants to whom we have exposure.
We are subject to risks involved in single tenant leases, and the default by one or more tenants could materially and adversely affect us.
As of December 31, 2013, approximately 83.0% of our portfolio (based on net rentable square footage) consists of properties leased to single tenants. Any of our tenants may experience a downturn in its business at any time that may significantly weaken its financial condition or cause its failure. As a result, such tenant may decline to extend or renew its lease upon expiration, fail to make rental payments when due or declare bankruptcy. The default, financial distress or bankruptcy of a single tenant could cause interruptions in the receipt of rental revenue and/or result in a vacancy, which is likely to result in the complete reduction in the operating cash flows generated by the property leased to that tenant and may decrease the value of that property. In addition, a majority of our leases generally require the tenant to pay all or substantially all of the operating expenses normally associated with the ownership of the property, such as utilities, real estate taxes, insurance and routine maintenance. Following a vacancy at a single-tenant property, we will be responsible for all of the operating costs at such property until it can be re-let, if at all.
A property that incurs a significant vacancy could be difficult to sell or lease.
A property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. Some of our properties may be specifically suited to the particular needs of the tenant based on the type of business the tenant operates. As of December 31, 2013, leases representing 2.3% of our annualized base rent were scheduled to expire during 2014. We cannot assure you that leases will be renewed or that our properties will be re-let at rental rates equal to or above our current average rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. We may have difficulty obtaining a new tenant for any vacant space in our properties, particularly if the space limits the types of businesses that can use the space without major renovation. In addition, the number of vacant or partially vacant properties in a market or submarket could adversely affect our ability to re-lease the space at attractive rental rates. If a vacancy on any of our properties continues for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to shareholders. In addition, the resale value of any such property could be diminished because the market value of a particular property may depend principally upon the value of the leases of such property.
If one or more of our tenants file for bankruptcy protection, we may be precluded from collecting all sums due.
If one or more of our tenants, or the guarantor of a tenant's lease, commences, or has commenced against it, any proceeding under any provision of the U.S. federal bankruptcy code, as amended, or any other legal or equitable proceeding under any bankruptcy, insolvency, rehabilitation, receivership or debtor's relief statute or law (bankruptcy proceeding), we may be unable to collect sums due under relevant leases. Any or all of the tenants, or a guarantor of a tenant's lease obligations, could be subject to a bankruptcy proceeding.
Such a bankruptcy proceeding may bar our efforts to collect pre-bankruptcy debts from these entities or their properties, unless we are able to obtain an enabling order from the bankruptcy court. In the event of a bankruptcy proceeding, we cannot assure you that the tenant or its trustee will assume our lease. If a lease is rejected by a tenant in bankruptcy, we would only have a general unsecured claim against the tenant, and may not be entitled to any further payments under the lease. A tenant's or lease guarantor's bankruptcy proceeding could hinder or delay efforts to collect past due balances, and could ultimately preclude collection of these sums. Such an event could cause a decrease or cessation of rental payments which would mean a reduction in our cash flow and the amount available for distribution to our shareholders.

We are subject to risks that affect the general retail environment, such as weakness in the economy, the level of consumer spending, which could adversely affect the general retail environment and therefore certain of our tenants.
The business of certain of our tenants is dependent upon the general retail environment. This means that we may be effected by factors that affect the retail sector generally. The retail environment and the market for retail space have been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the level of consumer spending and consumer confidence. Any of the foregoing factors could adversely affect the financial condition of our tenants. In turn, these conditions could negatively affect the retail market and could materially and adversely affect our operations and financial condition.
We may be required to fund future tenant improvements to improve our properties in order to retain and attract tenants, which could adversely affect us, including our operations, financial condition and cash flow.
When a tenant at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space and other lease-up costs. We may need to raise capital to make such expenditures. If we are unable to do so or our capital is otherwise unavailable, we may be unable to make the required capital expenditures. If we are required to use net cash from operations to fund any such significant tenant improvements, tenant refurbishments and other lease-up costs, our operations, financial condition and cash flow could be adversely impacted.
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

•	the possibility that we may incur impairments and liabilities as the result of actions taken by the controlling party;

•	that such co-venturer, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

•	the possibility that our co-venturer, co-tenant or partner in an investment might default on any financings that we may provide to the joint venture; or

•	that we will not manage the properties, or be able to select the management for the property, that a joint venture owns.
Actions by such a co-venturer, co-tenant or partner might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing your returns. We have ownership interests in three joint ventures that, as of December 31, 2013, owned interests in 30 properties.
It may be difficult for us to exit a joint venture after an impasse.
In our joint ventures, there will be a potential risk of impasse in some business decisions because our approval and the approval of each co-venturer may be required for some significant operating decisions. In any joint venture, we may have the right to buy all or a portion of the other co-venturer's interest or to sell all or a portion of our own interest on specified terms and conditions in the event of an impasse. In the event of an impasse, it is possible that neither party will have the funds necessary to complete a buy-out. In addition, we may experience difficulty in locating a third-party purchaser for our joint venture interest and in obtaining a favorable sale price for the interest or, in certain cases, may require the prior written consent of the general partner or managing member of the venture. As a result, it is possible that we may not be able to exit the relationship if an impasse develops.
If third-party managers providing property management services for certain of our properties or their personnel are negligent in their performance of, or default on, their management obligations, our tenants may not renew their leases or we may become subject to unforeseen liabilities.
We have entered into agreements with third-party management companies to provide property management services for certain of our properties, and we expect to enter into similar agreements with respect to properties we acquire in the future. We cannot supervise these third-party managers and their personnel on a day-to-day basis and we cannot assure you that they will manage our properties in a manner that is consistent with their obligations under our agreements, that they will not be negligent in their performance or engage in other criminal or fraudulent activity, or that these managers will not otherwise default on their management obligations to us. If any of the foregoing occurs, our relationships with our tenants could be damaged, which may prevent the tenants from renewing their leases, and we could incur liabilities resulting from loss or injury to our properties or to persons at our properties. Such events could adversely impact our operations, financial condition, cash flow and our ability to make distributions to our shareholders.
Development and construction of our properties may result in delays and increased costs and risks.
We have invested, and may in the future invest, in the acquisition, expansion and development of properties upon which we (or a joint venture partner) will develop and construct improvements. We will be subject to the following risks associated with such development and redevelopment activities:

•	unsuccessful development or redevelopment opportunities could result in direct expenses to us;

•	construction or redevelopment costs of a project may exceed original estimates, possibly making the project less profitable than originally estimated, or unprofitable;

•
time required to complete the construction or redevelopment of a project or to lease up the completed project may be greater than originally anticipated, thereby adversely affecting our cash flow and liquidity;

•	contractor and subcontractor disputes, strikes, labor disputes or supply disruptions;

•	the builder's failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance;

•	we may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction;

•
failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all (delays in completion of construction could also give tenants the right to terminate pre-construction leases for space at a newly developed project);

•	delays with respect to obtaining or the inability to obtain necessary zoning, occupancy, land use and other governmental permits, and changes in zoning and land use laws;

•	occupancy rates and rents of a completed project may not be sufficient to make the project profitable;

•	if our projections of rental income and expenses and estimates of the fair market value of a property upon completion of construction are inaccurate, we may pay too much for a property; and

•	the availability and pricing of financing to fund our development activities on favorable terms or at all.
Factors such as those discussed above can result in increased costs of a project or loss of our investment, which could adversely impact operating results and financial condition.
Competition for investments may reduce the number of acquisition opportunities available to us and increase costs of those acquisitions, which may impede our growth.
The current market for acquisitions that meet our investment criteria is extremely competitive. We experience competition for such real property investments from corporations, other real estate investment trusts, pension plans, sovereign funds and other entities engaged in real estate investment activities. This competition may increase the demand for the types of properties in which we typically invest and, therefore, reduce the number of suitable acquisition opportunities available to us and increase the prices paid for such acquisition properties. In addition, the number of entities and the amount of funds competing for suitable investments may increase. This competition will increase if investments in real estate become more attractive relative to other forms of investment. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. A significant increase in competition for acquisitions may impede our growth.
General economic conditions may affect the timing of the sale of our properties and the purchase price we receive.
We intend to hold the various real properties in which we invest until such time as we determine that the sale or other disposition thereof appears to be advantageous. We cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Due to the uncertainty of market conditions that may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit. Further, we cannot predict the length of time that will be needed to find a willing purchaser and to close the sale of any property.
We may acquire properties or portfolios of properties through tax-deferred contribution transactions, which could result in shareholder dilution and limit our ability to sell such assets.
In the future we may acquire properties or portfolios of properties through tax-deferred contribution transactions in exchange for partnership interests in our operating partnership, which may result in shareholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors' ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.
We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
Lock-out provisions, which preclude pre-payments of a loan, could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distributions to investors. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out, which could negatively impact our operations and financial condition. In addition, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our shareholders. Further, if we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our operations and financial condition.
We may obtain only limited warranties when we purchase a property and would have only limited recourse in the event our due diligence did not identify any issues that lower the value of our property.
The seller of a property often sells such property in its "as is" condition on a "where is" basis and "with all faults," without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property as well as the loss of rental income from that property.
We may experience a decline in the fair value of our assets, which may have a material impact on our financial condition, liquidity and results of operations.
A decline in the fair market value of our assets may require us to recognize a permanent impairment against such assets under GAAP, if we were to determine that we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale.
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
Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. Generally, from time to time our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. In some areas where we have properties, declines in other tax revenues for the states are resulting in the states considering increases to future property and other business related tax rates. Although some tenant leases may permit us to pass through such tax increases to the tenants for payment, there is no assurance that renewal leases or future leases will be negotiated on the same basis. Increases not passed through to tenants may adversely affect our financial condition, results of operation, cash flow and our ability to make distributions to our shareholders.
If we purchase environmentally hazardous property, our operating results could be adversely affected.
Under various U.S. federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. In connection with the acquisition and ownership of our properties, we may be potentially liable for such costs. The cost of defending against claims of liability, complying with environmental regulatory requirements or remediating any contaminated property could have a material adverse effect on our business, assets or results of operations and, consequently, amounts available for distribution. Any costs or expenses relating to environmental matters may not be covered by insurance. Existing conditions at some of our properties, historical operations at or near some of our properties, and use of hazardous materials by some of our tenants are all potential environmental liabilities. These liabilities may exceed our environmental insurance coverage limits or transactional indemnities. We carry what we believe to be commercially reasonable environmental insurance. Our environmental insurance policies are subject to various terms, conditions and exclusions. Similarly, in connection with some transactions we obtain environmental indemnities that may not be honored by the indemnitors or may fail to address resulting liabilities adequately. Therefore, we cannot provide any assurance that our insurance coverage or transactional indemnities will be sufficient or that our liability, if any, will not have a material adverse effect on our financial condition, results of operations, cash flows, quoted trading price of our common shares, and our ability to satisfy our debt service obligations and make distributions to our shareholders.
Uninsured losses relating to real property may adversely affect our operations and financial condition.
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
The properties in our portfolio are subject to various covenants and U.S. federal, state and local laws and regulatory requirements, including permitting and licensing requirements. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or restrict our use of our properties and may require us to obtain approval from local officials of community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic or hazardous material abatement requirements. There can be no assurance that existing laws and regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulation will not be adopted that increase such delays or result in additional costs. Our growth strategy may be affected by our ability to obtain permits, licenses and zoning relief. Our failure to obtain such permits, licenses and zoning relief or to comply with applicable laws could have an adverse effect on our financial condition, results of operations and cash flow.
In addition, under the Americans with Disabilities Act of 1990, or ADA, all places of public accommodation are required to meet certain U.S. federal requirements related to access and use by disabled persons. Noncompliance with the ADA could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. We do not conduct audits or investigations of all of these properties to determine their compliance and we cannot predict the ultimate cost of compliance with the ADA, or other legislation. If one or more of our properties in which we invest is not in compliance with the ADA, or other legislation, then we would be required to incur additional costs to bring the property into compliance. If we incur substantial costs to comply with the ADA and the FHAA or other legislation, our financial condition, results of operations, cash flow, price per share of our common shares and our ability to satisfy debt service obligations and to pay distributions could be adversely affected.
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

•
enactment of laws relating to the foreign ownership of real property and laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person's or company's country of origin;

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

•	adverse market conditions caused by terrorism, civil unrest, natural disasters and changes in national or local governmental or economic conditions;

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
Although our international activities currently are a relatively small portion of our business (international consolidated properties represented approximately 3.09% of our net operating income for the year ended December 31, 2013), to the extent that we expand our international activities, these risks could increase in significance which in turn could adversely affect our results of operations and financial condition.
Terrorist attacks and other acts of violence or war may affect the market for our common shares, the industry in which we conduct our operations and our profitability.
Terrorist attacks may harm our results of operations and financial condition. We cannot assure you that there will not be terrorist attacks in the localities in which we conduct business. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the worldwide financial markets and economy. These attacks or armed conflicts may adversely impact our operations or financial condition. In addition, losses resulting from these types of events may be uninsurable.
Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act of 1940, as amended.
We do not intend to invest in marketable securities, and we do not intend to register as an investment company under the Investment Company Act of 1940, as amended, (the "Investment Company Act"). If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.
In general, we expect to be able to rely on the exclusion from registration provided by Section 3(c)(5)(C) of the Investment Company Act. In order to qualify for this exclusion, at least 55% of our portfolio must be comprised of real property and mortgages and other liens on an interest in real estate (collectively, "qualifying assets") and at least 80% of our portfolio must be comprised of real estate-related assets. Qualifying assets include mortgage loans, mortgage-backed securities that represent the entire ownership in a pool of mortgage loans and other interests in real estate. In order to maintain our exclusion from registering as an investment company under the Investment Company Act, we must continue to engage primarily in the business of purchasing or otherwise acquiring real estate or interests in real estate.
To maintain compliance with the exclusion from registration provided by section 3(c)(5)(C) of the Investment Company Act, we may be unable to sell assets we would otherwise want to sell, and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. If we were required to register as an investment company, our business would be adversely affected and we would be prohibited from engaging in our business as currently contemplated because the Investment Company Act, among other things, imposes significant limitations on leverage. Criminal and civil actions could also be brought against us if we failed to comply with the Investment Company Act. In addition, our contracts could be unenforceable (unless a court in equity were to require enforcement), and a court could appoint a receiver to take control of us and liquidate our business. Although we intend to monitor our portfolio, there can be no assurance that we will be able to maintain our exclusion from registration as an investment company under the Investment Company Act. Further, in August of 2011, the SEC solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the Investment Company Act, including the nature of the assets that qualify for purposes of the exclusion and leverage used by mortgage related vehicles. There can be no assurance that the laws and regulations governing the Investment Company Act status of companies primarily owning real estate related assets, including the SEC or its staff providing more specific or different guidance regarding this exclusion, will not change in a manner that adversely affects our operations. To the extent that the SEC or its staff provides more specific or different guidance, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.
We face risks relating to cybersecurity attacks that could cause loss of confidential information and other business disruptions.
We rely extensively on computer systems to manage our business, and our business is at risk from and may be impacted by cybersecurity attacks. These could include attempts to gain unauthorized access to our data and computer systems. Attacks can be both individual and/or highly organized attempts organized by very sophisticated hacking organizations. We employ a number of measures to prevent, detect and mitigate these threats, which include password protection, frequent password change events, firewall detection systems, frequent backups, a redundant data system for core applications and annual penetration testing; however, there is no guarantee such efforts will be successful in preventing a cyber-attack. A cybersecurity attack could compromise the confidential information of our employees, tenants and vendors. A successful attack could disrupt and affect the business operations.
Risks Related to Our Organization and Structure
We have limited experience operating as a self-managed company, which makes our future performance difficult to predict. As a result of our transition to self-management, we may be exposed to risks which we have not historically encountered.
We have a limited operating history as a self-managed company. Historically, all of our business activities were managed by our former investment advisor pursuant to the fourth amended and restated advisory agreement, which terminated according to its terms on June 30, 2012. As a result, our future performance as a self-managed company is more difficult to predict. In addition, as an employer, we are subject to those potential liabilities that are commonly faced by employers, such as workers' disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances, and we will bear the costs of the establishment and maintenance of such plans.
Our success depends to a significant degree upon the continued contributions of certain key personnel, each of whom would be difficult to replace. If we were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.
We rely on a small number of persons who comprise our existing key management team to implement our business and investment strategies. Our ability to achieve our investment objectives and to make distributions to our shareholders is dependent upon the continued performance of our Board of Trustees and our key management personnel. While we entered into employment agreements with certain of our key management personnel, they may nevertheless cease to provide services to us at any time. In addition, if any member of our Board of Trustees were to resign, we would lose the benefit of such trustee's governance and experience. The loss of services of any of our key management personnel, or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results.
Restrictions on ownership of a controlling percentage of our shares may limit your opportunity to receive a premium on your shares.
To assist us in complying with the share ownership requirements necessary for us to qualify as a REIT, our declaration of trust currently prohibits, with certain exceptions, direct or constructive ownership by any person of more than 9.8% by number or value, whichever is more restrictive, of our outstanding common shares and more than 9.8% by number or value, whichever is more restrictive, of any outstanding preferred shares. Our Board of Trustees, in its sole discretion, may exempt a person from the share ownership limits. Additionally, our declaration of trust prohibits direct or constructive ownership of our shares that would otherwise result in our failure to qualify as a REIT. The constructive ownership rules in our declaration of trust are complex and may cause the outstanding shares owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than any ownership limit by an individual or entity could cause that individual or entity to own constructively in excess of any ownership limit of our outstanding shares. Any attempt to own or transfer our shares in excess of either ownership limit without the consent of our Board of Trustees shall be void, and will result in the shares being transferred to a charitable trust. These provisions may inhibit market activity and the resulting opportunity for our shareholders to receive a premium for their shares that might otherwise exist if any person were to attempt to assemble a block of our shares in excess of the number of shares permitted under our declaration of trust and which may be in the best interests of our shareholders.
Maryland takeover statutes could restrict a change of control, which could have the affect of inhibiting a change in control even if a change in control were in our shareholders' interests.
Under the Maryland General Corporate Law (the "MGCL") as applicable to REITs, certain "business combinations" between a Maryland REIT and an interested shareholder or an affiliate of an interested shareholder are prohibited for five years after the most recent date on which the interested shareholder becomes an interested shareholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested shareholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of our company's outstanding voting shares; or

•
an affiliate or associate of our company who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding shares of our company.

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
After the five-year prohibition, any business combination between the Maryland REIT and an interested shareholder generally must be recommended by our Board of Trustees and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding voting shares of our company; and

•
Two-thirds of the votes entitled to be cast by holders of outstanding voting shares of our company other than shares held by the interested shareholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested shareholder.

The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer, including potential acquisitions that might involve a premium price for our common shares or otherwise be in the best interests of our shareholders.
Our Board of Trustees has adopted a resolution exempting our company from the provisions of the MGCL relating to business combinations with interested shareholders or affiliates of interested shareholders. However, such resolution can be altered or repealed, in whole or in part, at any time by our Board of Trustees. If such resolution is repealed, the business combination statute could have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating these offers, even if our acquisition would be in our shareholders' best interests.
Maryland law also limits the ability of a third-party to buy a large stake in us and exercise voting power in electing trustees.
The MGCL, as applicable to REITs, provides that "control shares" of a Maryland REIT acquired in a "control share acquisition" have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquiror, by officers or by trustees who are employees of the corporation. "Control shares" are voting shares that would entitle the acquirer to exercise voting power in electing trustees within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained shareholder approval. A "control share acquisition" means the acquisition of issued and outstanding control shares, subject to certain exceptions. The control share acquisition statute does not apply (i) to shares acquired in a merger, consolidation or share exchange if we are a party to the transaction, or (ii) to acquisitions approved or exempted by our declaration of trust or bylaws. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of our shares. We cannot assure you that such provision will not be amended or eliminated at any time in the future. If such provision is eliminated, the control share acquisition statute could have the effect of discouraging offers to acquire us and increasing the difficulty of consummating any such offers, even if our acquisition would be in our shareholders' best interests.

We may pay fees to our former sponsor or its affiliates under the transition to self-management agreement, which payments would reduce the amount of cash available for our operations or adversely impact our financial conditions.
Until June 30, 2017, if we attempt to effect certain types of transactions, including, but not limited to, a merger, consolidation or sale of 10% of more of our business, assets or voting securities, we have agreed under our transition to self-management agreement to engage CBRE Global Investors, LLC, our former sponsor, or an affiliate of our former sponsor to provide financial advice and assistance in connection therewith provided that such entity continues to have the sufficient expertise and resources to provide such financial advice and assistance. Fees paid in connection with these services could reduce the amount of cash available for our operations or adversely impact our financial condition.
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
Our Board of Trustees may change our strategies, policies or procedures without shareholder approval, which may subject us to different and more significant risks in the future.
Our investment, financing, leverage and distribution policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, are determined by our Board of Trustees. These policies may be amended or revised at any time and from time to time at the discretion of our Board of Trustees without notice to or a vote of our shareholders. This could result in us conducting operational matters, making investments or pursuing different business or growth strategies. Under these circumstances, we may expose ourselves to different and more significant risks in the future, which could have a material adverse effect on our business and growth. In addition, our Board of Trustees may change our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements. A change in these policies could have an adverse effect on our financial condition, results of operations, cash flow, per share trading price of our common shares and ability to satisfy our principal and interest obligations and to make distributions to our shareholders.
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
We had approximately $665.3 million of consolidated outstanding indebtedness, excluding net premiums, representing approximately 44.8% of our equity (or approximately 25.6% of the approximate total acquisition cost of our consolidated properties, including intangibles) as of December 31, 2013
Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;

•	we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to meet operational needs;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	we may be forced to dispose of one or more of our properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject;

•	we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and

•	our default under any loan with cross default provisions could result in a default on other indebtedness.
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
In order to qualify as a REIT, we must distribute to our shareholders, on an annual basis, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. In addition, we will be subject to U.S. federal income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income (including net capital gains) and will be subject to a 4% nondeductible excise tax on the amount by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we may need to rely on third-party sources to fund our capital needs. We may not be able to obtain financing on favorable terms, in the time period we desire, or at all. Any additional debt we incur will increase our leverage. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	the market's perception of our growth potential;

•	our current debt levels;

•	our current and expected future earnings; and

•	our cash flow and cash distributions.
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
Our unsecured credit facility contains customary negative covenants and other financial and operating covenants that, among other things:

•	restrict our ability to incur additional indebtedness in excess of agreed amounts;

•	restrict our ability to incur certain types of liens;

•	restrict our ability to make certain investments;

•	restrict our ability to merge with another company;

•	restrict our ability to sell or dispose of assets;

•	restrict our ability to make distributions to shareholders; and

•	require us to satisfy minimum financial coverage ratios, minimum tangible net worth requirements and maximum leverage ratios.
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
Our financing arrangements may require us to make a lump-sum or "balloon" payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. A refinancing or sale under these circumstances could affect the rate of return to shareholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to qualify as a REIT. In such case, we may be forced to borrow funds to make the distributions required to qualify as a REIT.

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
Subject to maintaining our qualification as a REIT, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap agreements and interest rate swap agreements. These agreements may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	the amount of income that a REIT may earn from hedging transactions (other than through taxable REIT subsidiaries) is limited by U.S. federal tax provisions governing REITs;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the party owing money in the hedging transaction may default on its obligation to pay;

•	we could incur significant costs associated with the settlement of the agreements;

•	the underlying transactions could fail to qualify as highly-effective cash flow hedges under FASB ASC "Derivative and Hedging"; and

•	a court could rule that such an agreement is not legally enforceable.
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
Risks Related to our Common Shares
The price of our common shares has fluctuated and may continue to fluctuate significantly, which may make it difficult for you to sell our common shares when you want or at prices you find attractive.
The price of our common shares on the NYSE constantly changes and has been subject to significant price fluctuations. We expect that the market price of our common shares will continue to fluctuate significantly. Our share price can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors may include:

•	actual or anticipated variations in our quarterly operating results;

•	changes in our earnings estimates or publication of research reports about us or the real estate industry;

•	future sales of substantial amounts of common shares by our existing or future shareholders;

•	increases in market interest rates, which may lead purchasers of our common shares to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key personnel;

•	actions by institutional shareholders;

•	speculation in the press or investment community; and

•	general market and economic conditions.
In addition, the stock market in general may experience extreme volatility that may be unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the market price of our common shares.
Future offerings of debt securities, which would be senior to our common shares, or equity securities, which would dilute our existing shareholders and may be senior to our common shares, may adversely affect the market price of our common shares.
In the future, we may issue debt or equity securities, including medium term notes, senior or subordinated notes and classes of preferred or common shares. Debt securities or preferred shares will generally be entitled to receive payments, both current and in connection with any liquidation or sale, prior to the holders of our common shares. Our Board of Trustees may issue such securities without shareholder approval and under Maryland law may amend our declaration of trust to increase the aggregate number of authorized capital shares or the number of authorized capital shares of any class or series without shareholder approval. We are not required to offer any such additional debt or equity securities to existing common shareholders on a preemptive basis. Therefore, offerings of common shares or other equity securities may dilute the percentage ownership interest of our existing shareholders. To the extent we issue additional equity interests, our shareholders' percentage ownership interest in us will be diluted. Depending upon the terms and pricing of any additional offerings and the value of our real properties and other real estate related assets, our shareholders may also experience dilution in both the book value and fair market value of their shares. As a result, future offerings of debt or equity securities, or the perception that such offerings may occur, may reduce the market price of our common shares and/or the distributions that we pay with respect to our common shares.
Our distributions to shareholders may change, which could adversely affect the market price of our common shares.
All distributions on our common shares are at the sole discretion of our Board of Trustees and depend upon our actual and projected financial condition, results of operations, cash flows, liquidity and funds from operations, maintenance of our REIT qualification and such other matters as our Board of Trustees may deem relevant from time to time. We cannot guarantee the amount and timing of distributions paid in the future, if any. In the future we may not be able to make distributions or may need to fund such distributions from external sources, as to which no assurances can be given. In addition, we may choose to retain operating cash flow for investment purposes, working capital reserves or other purposes, and these retained funds, although increasing the value of our underlying assets, may not correspondingly increase the market price of our common shares. Our failure to meet the market's expectations with regard to future cash distributions likely would adversely affect the market price of our common shares.
Increases in market interest rates may result in a decrease in the value of our common shares.
One of the factors that may influence the price of our common shares will be the dividend distribution rate on our common shares (as a percentage of the price of our common shares) relative to market interest rates. If market interest rates rise, prospective purchasers of common shares may expect a higher distribution rate. Higher interest rates would not, however, result in more funds being available for distribution and, in fact, would likely increase our borrowing costs and might decrease our funds available for distribution. We therefore may not be able, or we may not choose, to provide a higher distribution rate. As a result, prospective purchasers may decide to purchase other securities rather than our common shares, which would reduce the demand for, and result in a decline in the market price of, our common shares.
If securities analysts downgrade our common shares or the real estate sector, the price of our common shares could decline.
The trading market for our common shares relies in part upon the research and reports that industry or financial analysts publish about us or our business. We have no control over these analysts. Furthermore, if one or more of the analysts who do cover us downgrades our shares or our industry, or the stock of any of our competitors, the price of our common shares could decline. If one or more of these analysts ceases coverage of our company, we could lose attention in the market, which in turn could cause the price of our common shares to decline.
Risks Related to Our Taxation as a REIT
If we fail to qualify as a REIT in any taxable year, our operations and ability to make distributions will be adversely affected because we will be subject to U.S. federal income tax on our taxable income at regular corporate rates with no deductions for distributions made to shareholders.
We believe that we are organized and operate in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code, and that our method of operation enables us to continue to meet the requirements for qualification and taxation as a REIT under the Internal Revenue Code. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we currently distribute to our shareholders. In order for us to qualify as a REIT, we must satisfy certain requirements established under highly technical and complex provisions of the Internal Revenue Code and Treasury Regulations for which there are only limited judicial or administrative interpretations, and which involve the determination of various factual matters and circumstances not entirely within our control.
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
Complying with the REIT requirements may cause us to forego and/or liquidate otherwise attractive investments.
To maintain our REIT qualification, we must satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders and the ownership of our shares. We may be required to make distributions to shareholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of any taxable REIT subsidiary or qualified REIT subsidiary of ours and securities that are qualified real estate assets) generally may not include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) may consist of the securities of any one issuer. If we fail to comply with these requirements at the end of any calendar quarter, we must remedy the failure within 30 days or qualify for certain statutory relief provisions to avoid losing qualification as a REIT and suffering adverse tax consequences. To meet these tests, we may be required to take or forgo taking actions that we otherwise would otherwise consider advantageous.  For instance, in order to satisfy the gross income or asset tests applicable to REITs under the Internal Revenue Code, we may be required to forego investments that we otherwise would make.  In addition, we may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution.  These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.  Thus, compliance with the REIT requirements may hinder our investment performance.
Dividends payable by REITs generally do not qualify for reduced U.S. federal income tax rates.
The maximum U.S. federal income tax rate for dividends payable by domestic corporations to individual U.S. shareholders is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore maybe subject to a 39.6% maximum U.S. federal individual income tax on ordinary income. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares.

We will pay some taxes.
Even if we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some U.S. federal, state, local and foreign taxes on our income and property, including a 100% penalty tax on any gain recognized on property held primarily for sale to customers in the ordinary course of a trade or business. In addition, our taxable REIT subsidiary will be subject to U.S. federal, state and local corporate taxes. To the extent that we or our taxable REIT subsidiary is required to pay U.S. federal, state, local or foreign taxes, we will have less cash available for distribution to our shareholders.
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
Properties
As of December 31, 2013, we owned, on a consolidated basis, 99 industrial (primarily warehouse/distribution), office and retail properties located in 18 U.S. states (Arizona, California, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Maryland, Massachusetts, Minnesota, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Texas and Virginia) and in the United Kingdom, encompassing approximately 22.5 million net rentable square feet. Our consolidated properties were approximately 95.0% leased (based upon rentable square feet) as of December 31, 2013. As of December 31, 2013, 74 of our consolidated properties were net leased to single tenants, which encompassed approximately 18.1 million rentable square feet.
In addition, we owned, on an unconsolidated basis, 30 industrial (primarily warehouse/distribution) and office properties located in eight U.S. states (Arizona, Florida, Illinois, Indiana, North Carolina, Ohio, Tennessee and Texas) and in three European countries (France, Germany and the United Kingdom) encompassing approximately 12.8 million rentable square feet. Our unconsolidated properties were approximately 99.1% leased (based upon rentable square feet) as of December 31, 2013. As of December 31, 2013, 20 of our unconsolidated properties were net leased to single tenants, which encompassed approximately 11.3 million rentable square feet.
References to unconsolidated properties include properties owned through unconsolidated joint ventures and do not include properties owned through CBRE Strategic Properties Asia, which is an investment in an unconsolidated entity. See Note 4 "Investments in Unconsolidated Entities" in the notes to our consolidated financial statements for the material terms of our unconsolidated joint venture agreements.
The following table provides information relating to our properties as of December 31, 2013 ($ in thousands):

Property and Market		Date Acquired	Year Built	Net Rentable Square Feet	Percentage Leased	Approximate Total Acquisition Cost(1)

Industrial
Consolidated Industrial
300 Constitution Drive(2)	Boston, MA	11/3/2004	1998	330,000	—%	$19,805
505 Century Parkway(2)	Dallas, TX	1/9/2006	1997	100,000	100.0%	6,095
631 International Parkway(2)	Dallas, TX	1/9/2006	1998	73,112	100.0%	5,407
660 North Dorothy(2)	Dallas, TX	1/9/2006	1997	120,000	100.0%	6,836
Bolingbrook Point III	Chicago, IL	8/29/2007	2006	185,045	100.0%	18,170
Community Cash Complex 1(2)	Spartanburg, SC	8/30/2007	1960	207,038	100.0%	2,690
Community Cash Complex 2(2)	Spartanburg, SC	8/30/2007	1978	145,058	100.0%	2,225
Community Cash Complex 3(2)	Spartanburg, SC	8/30/2007	1981	116,413	34.4%	1,701
Community Cash Complex 4(2)	Spartanburg, SC	8/30/2007	1984	33,019	100.0%	547
Community Cash Complex 5(2)	Spartanburg, SC	8/30/2007	1984	53,033	—%	824
Fairforest Building 1(2)	Spartanburg, SC	8/30/2007	2000	51,028	100.0%	2,974
Fairforest Building 2(2)	Spartanburg, SC	8/30/2007	1999	104,160	100.0%	5,379
Fairforest Building 3(2)	Spartanburg, SC	8/30/2007	2000	100,000	100.0%	5,760
Fairforest Building 4(2)	Spartanburg, SC	8/30/2007	2001	190,606	100.0%	5,640
Fairforest Building 5	Spartanburg, SC	8/30/2007	2006	316,491	100.0%	16,968
Fairforest Building 6	Spartanburg, SC	8/30/2007	2005	101,055	100.0%	7,469
Fairforest Building 7(2)	Spartanburg, SC	8/30/2007	2006	101,459	83.8%	5,626
Greenville/Spartanburg Industrial Park(2)	Spartanburg, SC	8/30/2007	1990	67,375	100.0%	3,388
Highway 290 Commerce Park Building 1(2)	Spartanburg, SC	8/30/2007	1995	150,000	100.0%	5,388
Highway 290 Commerce Park Building 5(2)	Spartanburg, SC	8/30/2007	1993	30,000	100.0%	1,420

Property and Market		Date Acquired	Year Built	Net Rentable Square Feet	Percentage Leased	Approximate Total Acquisition Cost(1)

Highway 290 Commerce Park Building 7(2)	Spartanburg, SC	8/30/2007	1994	93,971	100.0%	4,889
HJ Park Building 1(2)	Spartanburg, SC	8/30/2007	2003	70,000	100.0%	4,216
Jedburg Commerce Park(2)	Charleston, SC	8/30/2007	2007	512,686	88.0%	41,991
Kings Mountain I	Charlotte, NC	8/30/2007	1998	100,000	100.0%	5,497
Kings Mountain II	Charlotte, NC	8/30/2007	2002	301,400	100.0%	11,311
Mount Holly Building	Charleston, SC	8/30/2007	2003	100,823	100.0%	6,208
North Rhett I	Charleston, SC	8/30/2007	1973	284,750	5.3%	10,302
North Rhett II	Charleston, SC	8/30/2007	2001	101,705	100.0%	7,073
North Rhett III(2)	Charleston, SC	8/30/2007	2002	79,972	100.0%	4,812
North Rhett IV	Charleston, SC	8/30/2007	2005	316,040	100.0%	17,060
Orangeburg Park Building	Charleston, SC	8/30/2007	2003	101,055	—%	5,474
Orchard Business Park 2(2)	Spartanburg, SC	8/30/2007	1993	17,500	100.0%	761
Union Cross Building I	Winston-Salem, NC	8/30/2007	2005	100,853	100.0%	6,585
Union Cross Building II	Winston-Salem, NC	8/30/2007	2005	316,130	100.0%	17,216
Highway 290 Commerce Park Building 2(2)	Spartanburg, SC	9/24/2007	1995	100,000	100.0%	4,626
Highway 290 Commerce Park Building 6(2)	Spartanburg, SC	11/1/2007	1996	105,000	100.0%	3,760
Kings Mountain III(2)	Charlotte, NC	3/14/2008	2007	541,910	100.0%	25,728
13201 Wilfred Lane(2)	Minneapolis, MN	6/29/2009	1999	335,400	100.0%	15,340
140 Depot Street(2)	Boston, MA	7/31/2009	2009	238,370	100.0%	18,950
West Point Trade Center(2)	Jacksonville, FL	12/30/2009	2009	601,500	100.0%	29,000
4701 Gold Spike Drive	Dallas, TX	10/27/2010	2002	420,360	100.0%	20,300
1985 International Way	Hebron, KY	10/27/2010	1998	189,400	100.0%	14,800
3660 Deerpark Boulevard	Jacksonville, FL	10/27/2010	2002	321,500	100.0%	15,300
Tolleson Commerce Park II	Phoenix, AZ	10/27/2010	1999	217,422	100.0%	9,200
Millers Ferry Road(2)	Dallas, TX	6/2/2011	2011	1,020,000	100.0%	40,366
Aurora Commerce Center (2)	Denver, CO	11/30/2011	2007	406,959	100.0%	24,500
2400 Dralle Road(2)(3)	Chicago, IL	3/20/2012	2011	1,350,000	100.0%	64,250
Midwest Commerce Center I(2)	Kansas City, KS	8/16/2012	2009	1,107,000	100.0%	62,950
20000 S Diamond Lake Rd.	Minneapolis, MN	11/7/2012	2004	280,577	100.0%	18,500
Gateway at Riverside(2)	Baltimore, MD	11/30/2012	1991	800,797	100.0%	49,229
Mid-Atlantic Distribution Center – Building A(2)	Baltimore, MD	12/28/2012	2008	672,000	100.0%	43,150
Goodyear Crossing II(4)	Phoenix, AZ	3/1/2013	2009	820,384	100.0%	64,883
1200 Woods Chapel Road(2)	Spartanburg, SC	8/8/2013	2008	156,800	100.0%	10,750
Total Consolidated Industrial(5)			2004	14,757,156	93.8%	$803,289
Unconsolidated Industrial
Buckeye Logistics Center(2)(6)	Phoenix, AZ	6/12/2008	2008	1,009,351	100.0%	$52,797
AllPoints at Anson Building 1(2)(6)	Indianapolis, IN	9/30/2008	2008	1,036,573	100.0%	42,684
12200 President's Court(2)(6)	Jacksonville, FL	9/30/2008	2008	772,210	100.0%	29,995
201 Sunridge Blvd.(2)(6)	Dallas, TX	9/30/2008	2008	822,550	100.0%	25,690
125 Enterprise Parkway (2)(6)	Columbus, OH	12/10/2008	2008	1,142,400	100.0%	38,088
AllPoints Midwest Building 1(2)(6)	Indianapolis, IN	12/10/2008	2008	1,200,420	100.0%	41,428
Fairfield Distribution Ctr. IX(6)	Tampa, FL	5/13/2009	2008	136,212	100.0%	7,151

Property and Market		Date Acquired	Year Built	Net Rentable Square Feet	Percentage Leased	Approximate Total Acquisition Cost(1)

Amber Park(2)(7)	Nottingham, UK	6/10/2010	1997	208,423	100.0%	12,514
Brackmills(2)(7)	Northampton, UK	6/10/2010	1984	186,618	100.0%	13,407
Düren(2)(8)	Rhine-Ruhr, Germany	6/10/2010	2008	391,494	100.0%	13,148
Schönberg(2)(8)	Hamburg, Germany	6/10/2010	2009	453,979	100.0%	13,819
Langenbach(2)(8)	Munich, Germany	10/28/2010	2010	225,106	100.0%	18,573
Graben Distribution Center I(8)	Munich, Germany	12/20/2011	2011	1,017,868	100.0%	54,962
Graben Distribution Center II(8)	Munich, Germany	12/20/2011	2011	73,367	100.0%	6,868
Valley Park, Unit D(2)(7)	Rugby, UK	3/19/2012	2011	146,491	100.0%	10,247
Koblenz Distribution Center(8)	Koblenz, Germany	12/12/2012	2012	1,070,126	100.0%	63,021
Hansaline Distribution Center(8)	Bremen, Germany	11/25/2013	2012	320,463	100.0%	24,226
Bodenheim Logistikzentrum(8)	Frankfurt, Germany	11/25/2013	2012	442,816	100.0%	25,392
Lille-Douai Distribution Center(8)	Lille, France	12/17/2013	2013	844,332	100.0%	56,395
Total Unconsolidated Industrial(5)			2009	11,500,799	100.0%	550,405
Total Industrial(5)			2006	26,257,955	96.5%	$1,353,694
Office
Consolidated Office
REMEC Corporate Campus 1(2)	San Diego, CA	9/15/2004	1983	34,000	100.0%	$6,833
REMEC Corporate Campus 2(2)	San Diego, CA	9/15/2004	1983	30,477	100.0%	6,125
REMEC Corporate Campus 3(2)	San Diego, CA	9/15/2004	1983	37,430	100.0%	7,523
REMEC Corporate Campus 4(2)	San Diego, CA	9/15/2004	1983	30,778	100.0%	6,186
Deerfield Commons(3)	Atlanta, GA	6/21/2005	2000	121,969	100.0%	21,834
602 Central Boulevard (2)	Coventry, UK	4/27/2007	2001	50,502	100.0%	23,847
Lakeside Office Center	Dallas, TX	3/5/2008	2006	98,750	100.0%	17,994
Thames Valley Five(2)	Reading, UK	3/20/2008	1998	40,468	100.0%	29,572
Enclave on the Lake(2)	Houston, TX	7/1/2008	1999	171,091	100.0%	37,827
Avion III	Washington Metro, DC	11/18/2008	2002	71,507	100.0%	21,111
Avion IV	Washington Metro, DC	11/18/2008	2002	71,504	100.0%	21,112
3011, 3055 & 3077 Comcast Place(2)	East Bay, CA	7/1/2009	1988	219,631	100.0%	49,000
12650 Ingenuity Drive	Orlando, FL	8/5/2009	1999	124,500	100.0%	25,350
Crest Ridge Corporate Center I(2)	Minneapolis, MN	8/17/2009	2009	116,338	100.0%	28,419
5160 Hacienda Dr(2)	East Bay, CA	4/8/2010	1988	201,620	100.0%	38,500
10450 Pacific Center Court(2)	San Diego, CA	5/7/2010	1985	134,000	100.0%	32,750
225 Summit Ave(2)	Northern, NJ	6/21/2010	1966	142,500	100.0%	40,600
One Wayside Road	Boston, MA	6/24/2010	1998	200,605	100.0%	55,525
100 Tice Blvd	Northern, NJ	9/28/2010	2007	208,911	100.0%	67,600
Ten Parkway North	Chicago, IL	10/12/2010	1999	99,566	100.0%	25,000
Pacific Corporate Park(2)(3)	Washington, DC	11/15/2010	2002	696,387	100.0%	144,500
100 Kimball Drive(2)	Northern, NJ	12/10/2010	2006	175,000	100.0%	60,250
70 Hudson Street	New York City Metro, NJ	4/11/2011	2000	409,272	100.0%	155,000
90 Hudson Street	New York City Metro, NJ	4/11/2011	1999	419,868	64.9%	155,000
Sky Harbor Operations Center(2)	Phoenix, AZ	9/30/2011	2003	396,179	100.0%	53,500
1400 Atwater Drive(2)	Philadelphia, PA	10/27/2011	2013	299,809	100.0%	82,224

Property and Market		Date Acquired	Year Built	Net Rentable Square Feet	Percentage Leased	Approximate Total Acquisition Cost(1)

Sabal Pavilion(2)	Tampa, FL	12/30/2011	1998	120,500	100.0%	21,368
701 & 801 Charles Ewing Blvd.(2)	Princeton, NJ	12/28/2012	2009	110,765	100.0%	28,310
Celebration Office Center III(4)	Orlando, FL	3/1/2013	2009	100,924	100.0%	18,420
22535 Colonial Pkwy(4)	Houston, TX	3/1/2013	2009	89,750	100.0%	17,673
Northpoint III(4)	Orlando, FL	3/1/2013	2001	108,499	100.0%	22,394
3900 North Paramount Parkway(4)	Raleigh, NC	3/1/2013	1999	100,987	100.0%	18,523
3900 South Paramount Parkway(4)	Raleigh, NC	3/1/2013	1999	119,170	100.0%	20,859
1400 Perimeter Park Drive	Raleigh, NC	3/1/2013	1991	44,916	100.0%	6,165
Miramar I(4)	Ft. Lauderdale, FL	3/1/2013	2001	94,060	100.0%	23,912
Miramar II(4)	Ft. Lauderdale, FL	3/1/2013	2001	128,540	100.0%	31,910
McAuley Place(4)	Cincinnati, OH	3/1/2013	2001	190,096	100.0%	32,309
Point West I(4)	Dallas, TX	3/1/2013	2008	182,700	100.0%	31,795
Easton III(4)	Columbus, OH	3/1/2013	1999	135,485	100.0%	20,194
Norman Pointe I(4)	Minneapolis, MN	3/1/2013	2000	212,722	79.5%	36,232
Norman Pointe II(4)	Minneapolis, MN	3/1/2013	2007	324,296	96.8%	46,113
The Landings I(4)	Cincinnati, OH	3/1/2013	2006	175,695	100.0%	30,249
The Landings II(4)	Cincinnati, OH	3/1/2013	2007	175,076	94.3%	23,977
Atrium I(4)	Columbus, OH	3/1/2013	1996	315,102	100.0%	45,071
Carpenter Corporate Center I & II(2)	Dallas, TX	7/31/2013	2008	226,822	100.0%	49,509
Total Consolidated Office(5)			2000	7,558,767	97.2%	$1,738,165
Unconsolidated Office
Aspen Corporate Center 500(2)(6)	Nashville, TN	9/30/2008	2008	180,147	100.0%	$29,936
Sam Houston Crossing I(6)	Houston, TX	12/21/2010	2007	159,175	100.0%	20,400
Regency Creek I(6)	Raleigh, NC	12/21/2010	2008	122,087	100.0%	18,000
One Conway Park(2)(6)	Chicago, IL	3/24/2011	1989	105,000	71.8%	12,320
West Lake at Conway(6)	Chicago, IL	3/24/2011	2008	98,304	100.0%	14,060
One Easton Oval(2)(6)	Columbus, OH	3/24/2011	1997	125,031	76.4%	9,529
Two Easton Oval(2)(6)	Columbus, OH	3/24/2011	1995	128,674	66.7%	10,195
Weston Pointe I(6)	Ft. Lauderdale, FL	3/24/2011	1999	97,579	98.3%	15,507
Weston Pointe II(6)	Ft. Lauderdale, FL	3/24/2011	2000	97,180	92.6%	18,701
Weston Pointe III(6)	Ft. Lauderdale, FL	3/24/2011	2003	97,178	100.0%	18,867
Weston Pointe IV(6)	Ft. Lauderdale, FL	3/24/2011	2006	96,175	100.0%	22,605
Total Unconsolidated Office(5)			2003	1,306,530	91.5%	$190,120
Total Office(5)			2001	8,865,297	96.4%	$1,928,285
Retail
Consolidated Retail
Maskew Retail Park	Peterborough, UK	10/23/2008	2007	144,400	100.0%	53,740
Total Consolidated Retail(5)			2007	144,400	100.0%	$53,740
Total Retail(5)			2007	144,400	100.0%	$53,740
Total Properties(5)			2003	35,267,652	96.5%	$3,335,719
__________

(1)	Approximate acquisition cost for unconsolidated properties is at our pro rata share of effective ownership.

(2)	This property is unencumbered.

(3)	Includes undeveloped land zoned for future office and industrial use.

(4)	Properties acquired from the Duke JV on March 1, 2013.

(5)	Total or weighted average. Weighted average Year Built is weighted based upon approximate Total Acquisition Costs. Weighted average Percentage Leased is weighted based upon Net Rentable Square Feet.

(6)	This property is held through the Duke JV.

(7)	This property is held through the UK JV.

(8)	This property is held through the European JV.
Property Type Distribution
Our property type distribution as of December 31, 2013 was as follows ($ in thousands):

Property Types

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
	Properties	Net Rentable Square Feet	% of QTD NOI(2)	Properties	Net Rentable Square Feet	% of QTD NOI(2)	Properties	Net Rentable Square Feet	% of QTD NOI(2)
Industrial
Triple Net Single-Tenant	43	12,869,979	25.0%	18	11,057,983	67.0%	61	23,927,962	35.0%
Multi-Tenant	8	1,454,634	3.0%	1	442,816	1.0%	9	1,897,450	2.0%
Other Single-Tenant(3)	2	432,543	—%	—	—	—%	2	432,543	—%
Total Industrial	53	14,757,156	28.0%	19	11,500,799	68.0%	72	26,257,955	37.0%
Office
Triple Net Single-Tenant	31	5,208,793	51.0%	2	277,325	8.0%	33	5,486,118	41.0%
Multi-Tenant	8	1,661,947	11.0%	8	933,030	21.0%	16	2,594,977	13.0%
Other Single-Tenant(3)	6	688,027	8.0%	1	96,175	3.0%	7	784,202	7.0%
Total Office	45	7,558,767	70.0%	11	1,306,530	32.0%	56	8,865,297	61.0%
Retail
Triple Net Single-Tenant	—	—	—%	—	—	—%	—	—	—%
Multi-Tenant	1	144,400	2.0%	—	—	—%	1	144,400	2.0%
Other Single-Tenant(3)	—	—	—%	—	—	—%	—	—	—%
Total Retail	1	144,400	2.0%	—	—	—%	1	144,400	2.0%
All Properties
Triple Net Single-Tenant	74	18,078,772	76.0%	20	11,335,308	75.0%	94	29,414,080	76.0%
Multi-Tenant	17	3,260,981	16.0%	9	1,375,846	22.0%	26	4,636,827	17.0%
Other Single-Tenant(3)	8	1,120,570	8.0%	1	96,175	3.0%	9	1,216,745	7.0%
Total Properties	99	22,460,323	100.0%	30	12,807,329	100.0%	129	35,267,652	100.0%
__________

(1)	Includes 100% of unconsolidated properties owned through the Duke JV, European JV and UK JV.

(2)	Excludes amounts from properties sold during the quarter.

(3)	Includes properties not currently leased.

Geographic Distribution
Our geographic distribution as of December 31, 2013 was as follows ($ in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
	Properties	Net Rentable Square Feet	Approximate Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Acquisition Cost
Domestic
New Jersey	6	1,466,316	$506,760	—	—	$—	6	1,466,316	$506,760
Florida	8	1,600,023	187,654	6	1,296,534	112,826	14	2,896,557	300,480
Texas	10	2,502,585	233,802	2	981,725	46,090	12	3,484,310	279,892
Ohio	5	991,454	151,800	3	1,396,105	57,812	8	2,387,559	209,612
South Carolina	28	3,807,037	189,921	—	—	—	28	3,807,037	189,921
Virginia	3	839,398	186,723	—	—	—	3	839,398	186,723
Arizona	3	1,433,985	127,583	1	1,009,351	52,797	4	2,443,336	180,380
California	7	687,936	146,917	—	—	—	7	687,936	146,917
Minnesota	5	1,269,333	144,604	—	—	—	5	1,269,333	144,604
Illinois	3	1,634,611	107,420	2	203,304	26,380	5	1,837,915	133,800
North Carolina	8	1,625,366	111,884	1	122,087	18,000	9	1,747,453	129,884
Massachusetts	3	768,975	94,280	—	—	—	3	768,975	94,280
Maryland	2	1,472,797	92,379	—	—	—	2	1,472,797	92,379
Indiana	—	—	—	2	2,236,993	84,112	2	2,236,993	84,112
Pennsylvania	1	299,809	82,224	—	—	—	1	299,809	82,224
Kansas	1	1,107,000	62,950	—	—	—	1	1,107,000	62,950
Tennessee	—	—	—	1	180,147	29,936	1	180,147	29,936
Colorado	1	406,959	24,500	—	—	—	1	406,959	24,500
Georgia	1	121,969	21,834	—	—	—	1	121,969	21,834
Kentucky	1	189,400	14,800	—	—	—	1	189,400	14,800
Total Domestic	96	22,224,953	2,488,035	18	7,426,246	427,953	114	29,651,199	2,915,988

International
Germany	—	—	—	8	3,995,219	220,009	8	3,995,219	220,009
United Kingdom	3	235,370	107,159	3	541,532	36,168	6	776,902	143,327
France	—	—	—	1	844,332	56,395	1	844,332	56,395
Total International	3	235,370	107,159	12	5,381,083	312,572	15	5,616,453	419,731
Total	99	22,460,323	$2,595,194	30	12,807,329	$740,525	129	35,267,652	$3,335,719
__________

(1)
Number of properties and Net Rentable Square Feet for unconsolidated properties are at 100%. Approximate Total Acquisition Cost for unconsolidated properties is at our pro rata share of effective ownership.

Significant Tenants
The following table details our largest tenants as of December 31, 2013 ($ in thousands):

			Credit Rating(1)		Consolidated & Unconsolidated Properties(2)
	Major Tenants(3)	Primary Industry	S&P	Moody's	Net Rentable Square Feet	Annualized Base Rent

1	Amazon.com	Internet Retail	AA-	Baa1	5,798,634	$25,939
2	Barclay's Capital	Financial Services	A-	A3	409,272	12,278
3	U.S. General Services Administration	Government	AA+	Aa1	449,568	10,515
4	Raytheon Company	Defense and Aerospace	A-	A3	666,290	10,300
5	Lord Abbett & Co.	Financial Services	—	—	174,989	6,125
6	JP Morgan Chase	Financial Services	A	A2	396,179	6,093
7	Nuance Communications	Software	BB-	Ba3	200,605	5,753
8	Endo Health Solutions	Pharmaceutical and Healthcare Related	BB-	Ba3	299,809	5,591
9	Eisai	Pharmaceutical and Healthcare Related	—	—	208,911	5,189
10	Comcast	Telecommunications	BBB+	A3	219,631	4,945
11	Pharmaceutical Product Development	Pharmaceutical and Healthcare Related	B	B3	251,475	4,797
12	The Coleman Company	Consumer Products	BB	Ba3	1,107,000	4,605
13	Barr Laboratories (Teva Pharmaceuticals)	Pharmaceutical and Healthcare Related	A-	A3	142,500	4,489
14	Clorox International	Consumer Products	BBB+	Baa1	1,350,000	4,396
15	Deloitte	Professional Services	—	—	175,000	4,390
16	Conopco	Consumer Products	A+	A1	1,594,760	4,250
17	Nationwide Mutual Insurance	Insurance	A+	A1	315,102	3,733
18	Humana	Insurance	BBB+	Baa3	226,822	3,592
19	ConAgra Foods	Food Service and Retail	BBB-	Baa2	741,860	3,422
20	NDB Capital	Financial Services	—	—	97,138	3,400
21	Carl Zeiss	Pharmaceutical and Healthcare Related	—	—	201,620	3,337
22	Whirlpool	Consumer Products	BBB	Baa3	1,020,000	3,299
23	NCS Pearson	Education	BBB+	Baa1	167,218	3,191
24	Noxell Corporation	Consumer Products	—	—	800,797	3,088
25	SBM Atlantia	Petroleum and Mining	—	—	171,091	3,080
26	Bob's Discount Furniture	Home Furnishings/Home Improvement	—	—	672,000	3,037
27	Prime Distribution Services	Logistics Distribution	—	—	1,200,420	2,958
28	Citicorp North America	Financial Services	A-	Baa2	194,064	2,855
29	Royal Caribbean Cruises	Travel/Leisure	BB	Ba1	128,540	2,837
30	Kellogg's	Consumer Products	BBB+	Baa1	1,142,400	2,817
31	Time Warner Cable	Telecommunications	BBB	Baa2	134,000	2,814
32	B & Q	Home Furnishings/Home Improvement	—	—	104,400	2,768
33	Lear Operations Corporation	Vehicle Related Manufacturing	BB+	Ba2	477,263	2,717
34	American Home Mortgage	Financial Services	—	—	182,700	2,713
35	REMEC	Defense and Aerospace	—	—	132,685	2,656
36	Dr Pepper	Food Service and Retail	BBB+	Baa1	601,500	2,532
37	Mercy Health Partners of SW Ohio	Pharmaceutical and Healthcare Related	—	A1	124,671	2,517
38	Syngenta	Agriculture	A+	A2	116,338	2,472
39	Disney Vacation Development	Travel/Leisure	A	A2	100,924	2,460
40	Verizon Wireless	Telecommunications	BBB+	Baa1	180,147	2,446
	Other (approx 193 tenants)				11,359,217	78,568
					34,037,540	$268,964
__________

(1)	Credit rating is for our tenant, its guarantor or its parent company.

(2)	Net Rentable Square Feet for unconsolidated properties is at 100%. Annualized base rent for unconsolidated properties is at our pro rata share of effective ownership.

(3)	In certain cases in which our tenant is a wholly-owned subsidiary of its parent company, the parent company is listed as our tenant.

Indebtedness
The following table details our Encumbered and Unencumbered properties as of December 31, 2013 ($ in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance
Encumbered Properties	45	$1,317,378	$665,292	14	$366,155	$186,730	59	$1,683,533	$852,022
Unencumbered Properties	54	1,277,816	—	16	374,370	—	70	1,652,186	—
Total Properties	99	$2,595,194	$665,292	30	$740,525	$186,730	129	$3,335,719	$852,022
__________

(1)	Number of Properties at 100%. Approximate Acquisition Cost and Debt Balance for Unconsolidated Properties is at our pro rata share of effective ownership.
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

ITEM 3.	LEGAL PROCEEDINGS
We were not party to any material legal proceedings at December 31, 2013.

ITEM 4.	MINE SAFETY DISCLOSURE
None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
On May 21, 2013, we listed our common shares on the NYSE under the ticker symbol "CSG." Prior to that time, there was no public market for our common shares. On February 19, 2014, the reported closing price per share was $7.82 and there were approximately 53,095 shareholders of record. The number of our common shares issued and outstanding as of February 19, 2014 was 236,497,081.
The following table sets forth for the periods subsequent to our Listing, the high and low sales prices of our common stock as reported on the NYSE:

2013	High	Low

Second Quarter	$10.10	$8.75
Third Quarter	9.76	7.16
Fourth Quarter	9.55	7.57
Distributions
The following were the distributions declared per share by quarter on our common shares:

	2013		2012
First Quarter	$0.150		$0.150
Second Quarter	0.150		0.150
Third Quarter	0.125		0.150
Fourth Quarter	0.126	(1)	0.150
__________

(1)	Beginning in the fourth quarter of 2013, the Company declared and paid monthly dividends of $0.042 per share for the months of October, November and December 2013.
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
Offerings
On November 6, 2013, we filed a shelf registration statement on Form S-3 (the "Shelf") with the SEC to register unallocated quantities of:

•	common shares;

•	preferred shares;

•	depositary shares representing entitlement to all rights and preferences of fractions of preferred shares of a specified class or series and represented by depositary receipts;

•	warrants to purchase common shares, preferred shares or depositary shares; and

•	rights to purchase common shares or preferred shares.

The Shelf was automatically effective upon its filing and will be valid for three years.
On November 6, 2013, we and CSP OP entered into four separate Equity Distribution Agreements with certain sales agents, pursuant to which we may sell, from time to time, our common shares having an aggregate offering price of up to $250.0 million. Sales of our common shares may be made in ordinary brokers' transactions on the NYSE, in negotiated transactions or transactions that are deemed to be "at the market" ("ATM") offerings, including sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. We may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under our unsecured revolving credit facility, to make acquisitions of properties or portfolios of properties, or for general corporate purposes. As of December 31, 2013, there have been no sales of common shares under the ATM program.
Dividend Reinvestment Plan
In connection with the Listing, we terminated our dividend reinvestment plan effective as of the close of business on May 21, 2013. As of the close of business on May 21, 2013, we had issued a total of 8,869,829 common shares pursuant to our dividend reinvestment plan, and received approximately $84.3 million in gross proceeds.
Share Redemption Program
In connection with the Listing, we terminated our share redemption program effective as of the close of business on May 21, 2013. During the years ended December 31, 2013 and 2012, we repurchased 4,996,935 common shares and 5,648,490 common shares, respectively, under our share redemption program for $47.4 million and $52.9 million, respectively.
Unregistered Sales and Repurchases of Securities
We did not sell or repurchase any equity securities during the three months ended December 31, 2013.
Available Shares
At our annual shareholders' meeting held on May 31, 2013, our shareholders approved the 2013 equity incentive plan. A description of the material terms of the 2013 equity incentive plan, as well as a copy of the 2013 equity incentive plan, were included in our definitive proxy statement on Schedule 14A filed with the SEC on April 12, 2013. Our key employees, directors, trustees, officers, advisors, consultants or other personnel of ours and our subsidiaries or other persons expected to provide significant services to us or our subsidiaries would be eligible to be granted incentive share options, non-qualified share options, share appreciation rights, restricted shares, restricted share units, dividend equivalent rights and other equity-based awards as contemplated in the 2013 equity incentive plan. As of December 31, 2013, there were 4,597,500 common shares available for grant under the 2013 equity incentive plan.
Equity Compensation Plan Information
Information about our equity compensation plan is incorporated by reference in Item 12 of Part III of this Annual Report on Form 10-K.

Shareholder Return Performance
The following graph shows our cumulative total shareholder return from the period beginning with the initial listing of our common shares on the NYSE on May 21, 2013 and ending on December 31, 2013. The graph assumes a $100 investment in each of the indexes on May 21, 2013 and the reinvestment of all dividends. There can be no assurance that the performance of our common shares will continue in line with the same or similar trends depicted on the graph below:

	Period Ending
Index	05/21/13	05/31/13	06/30/13	07/31/13	08/31/13	09/30/13	10/31/13	11/30/13	12/31/13
Chambers Street Properties	100.00	92.30	101.61	82.20	74.68	90.48	96.58	86.04	80.02
S&P 500	100.00	97.76	96.45	101.35	98.42	101.51	106.17	109.41	112.18
MSCI US REIT (RMS)	100.00	90.55	88.78	89.51	83.37	86.11	89.99	85.29	85.53

ITEM 6.	SELECTED FINANCIAL DATA
The following table sets forth our consolidated financial data on a historical basis for the periods ended December 31, 2013, 2012, 2011, 2010, and 2009:
Chambers Street Properties
(in thousands, except share data)

	2013	2012	2011	2010	2009
Statement of Operations Data:
Revenues
Rental	$196,706	$145,432	$119,081	$67,921	$45,755
Tenant Reimbursements	53,306	33,411	26,735	14,045	9,234
Total Revenues	250,012	178,843	145,816	81,966	54,989
Expenses
Property Operating	31,221	21,464	19,191	9,397	5,527
Real Estate Taxes	37,971	22,636	17,650	10,939	7,624
General and Administrative	23,138	14,660	5,132	5,315	4,086
Investment Management Fee	489	29,695	20,908	11,595	7,803
Acquisition-Related	2,690	7,752	14,464	17,443	5,832
Depreciation and Amortization	102,793	72,383	60,353	31,659	24,738
Transition and Listing	12,681	8,249	—	—	—
Total Expenses	210,983	176,839	137,698	86,348	55,610
Other Income and Expenses
Interest and Other Income	1,321	2,235	1,607	1,260	342
Interest Expense	(47,295)	(33,845)	(33,261)	(14,704)	(11,058)
Interest Expense and Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	614	(118)	(303)	(1,073)	(571)
Loss on Early Extinguishment of Debt	(1,051)	(17,284)	(108)	(72)	—
Loss on Impairment	—	—	—	—	(9,160)
Gain on Conversion of Equity Interest to Controlling Interest	75,763	—	—	—	—
Total Other Income and (Expenses)	29,352	(49,012)	(32,065)	(14,589)	(20,447)
Income (Loss) Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	68,381	(47,008)	(23,947)	(18,971)	(21,068)
Provision For Income Taxes	(287)	(266)	(456)	(296)	(169)
Equity in Income of Unconsolidated Entities	12,111	3,959	3,590	8,838	2,743
Net Income (Loss) From Continuing Operations	80,205	(43,315)	(20,813)	(10,429)	(18,494)
Discontinued Operations
Income (Loss) from Discontinued Operations	382	720	1,227	(189)	(408)
Gain (Loss) from Sale of Real Estate	2,759	(413)	301	—	—
Total Income (Loss) From Discontinued Operations	3,141	307	1,528	(189)	(408)
Net Income (Loss)	83,346	(43,008)	(19,285)	(10,618)	(18,902)
Net (Income) Loss Attributable to Non-Controlling Operating Partnership Units	(82)	32	26	18	54
Net Income (Loss) Attributable to Common Shareholders	$83,264	$(42,976)	$(19,259)	$(10,600)	$(18,848)

Chambers Street Properties (continued)
(in thousands, except share data)

	2013	2012	2011	2010	2009
Per Share Data:
Basic and Diluted Net Income (Loss) Per Share from Continuing Operations Attributable to Common Shareholders	$0.33	$(0.17)	$(0.11)	$(0.08)	$(0.23)
Basic and Diluted Net Income (Loss) Per Share Attributable to Common Shareholders	$0.34	$(0.17)	$(0.10)	$(0.08)	$(0.23)
Weighted Average Common Shares Outstanding—Basic and Diluted	242,379,680	248,154,277	192,042,918	136,456,565	81,367,593
Dividends Declared Per Share	$0.551	$0.600	$0.600	$0.600	$0.600
Balance Sheet Data:
Investments in Real Estate, After Accumulated Depreciation and Amortization	$2,074,444	$1,677,637	$1,431,959	$1,055,975	$639,573
Investments in Unconsolidated Entities	514,802	515,829	537,631	410,062	214,097
Real Estate and Other Assets Held for Sale	—	—	—	22,056	—
Total Assets	3,010,596	2,554,862	2,440,700	1,716,720	1,059,019
Secured Notes Payable, Net	681,200	502,232	638,921	365,592	212,425
Unsecured Term Loan Facilities	570,000	—	—	—	—
Unsecured Revolving Credit Facility	170,044	265,000	25,000	60,000	—
Liabilities Related to Real Estate and Other Assets Held for Sale	—	—	—	441	—
Total Liabilities	1,525,946	894,039	768,941	491,954	256,556
Non-Controlling Interest—Operating Partnership Units	—	2,464	2,464	2,464	2,464
Non-Controlling Interest—Class B Interest	—	200	—	—	—
Non-Controlling Interest—Variable Interest Entity	—	826	686	—	—
Shareholders' Equity	1,484,650	1,657,333	1,668,609	1,222,302	799,999
Total Liabilities and Equity	3,010,596	2,554,862	2,440,700	1,716,720	1,059,019

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common shares, along with the following factors that could cause actual results to vary from our forward-looking statements:

•	general volatility of the securities markets in which we participate;

•	national, regional and local economic climates;

•	changes in supply and demand for industrial and office properties;

•	adverse changes in the real estate markets, including increasing vacancy, increasing competition and decreasing rental revenue;

•	availability and credit worthiness of prospective tenants;

•	our ability to maintain rental rates and maximize occupancy;

•	our ability to identify and secure acquisitions;

•	our failure to successfully manage growth or operate acquired properties;

•	our pace of acquisitions and/or dispositions of properties;

•	risks related to development projects (including construction delay, cost overruns or our inability to obtain necessary permits);

•	receiving and maintaining corporate debt ratings and changes in the general interest rate environment;

•	availability of capital (debt and equity);

•	our ability to refinance existing indebtedness or incur additional indebtedness;

•	failure to comply with our debt covenants;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	the actual outcome of the resolution of any conflict;

•	material adverse actions or omissions by any of our joint venture partners;

•	our ability to operate as a self-managed company;

•	availability of and ability to retain our executive officers and other qualified personnel;

•	future terrorist attacks in the United States or abroad;

•	the ability of CSP OP to qualify as a partnership for U.S. federal income tax purposes;

•	our ability to qualify as a REIT for U.S. federal income tax purposes;

•	foreign currency fluctuations;

•	changes to accounting principles and policies and guidelines applicable to REITs;

•	legislative or regulatory changes adversely affecting REITs and the real estate business;

•	environmental, regulatory and/or safety requirements; and

•
other factors discussed under Item 1A Risk Factors of this Annual Report on Form 10-K for the year ended December 31, 2013 and those factors that may be contained in any filing we make with the SEC, Including Part II, Item 1A of Form 10-Q filings.

Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. "Risk Factors."
Overview
We are a self-administered REIT focused on acquiring, owning and managing net leased industrial and office properties leased to creditworthy tenants. Our experienced management team manages our day-to-day operations, with certain services provided by third parties. All of our real estate investments are held directly by, or indirectly through wholly-owned subsidiaries of CSP Operating Partnership, LP, or CSP OP, of which we are the 100% owner and sole general partner. We have elected to be taxed as a REIT for U.S. federal income tax purposes.
We were formed in Maryland on March 30, 2004 and commenced operations in July 2004 following an initial private placement of our common shares. Jack A. Cuneo, our founder, President and Chief Executive Officer, developed the initial business plan to establish our company. Since that time, we have raised equity capital of approximately $2.5 billion in gross proceeds through two public offerings of our common shares to finance our real estate investment activities .
Prior to July 1, 2012, all of our business activities were managed by the former investment advisor pursuant to advisory agreements. On July 1, 2012, we became a self-managed company and changed our name from CB Richard Ellis Realty Trust to Chambers Street Properties in accordance with a plan determined by our Board of Trustees. In addition, as of April 30, 2013, the transitional services agreement with CSP OP and the former investment advisor that we had entered into as part of our transition to a self-managed company ended and we became fully responsible for the management of our day-to-day operations.
On May 21, 2013, we listed our common shares on the NYSE under the symbol "CSG" and concurrently commenced the Tender Offer from our shareholders, which was completed on June 26, 2013.
As of December 31, 2013, we owned, on a consolidated basis, 99 industrial (primarily warehouse/distribution), office and retail properties located in 18 U.S. states (Arizona, California, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Maryland, Massachusetts, Minnesota, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Texas and Virginia) and in the United Kingdom, encompassing approximately 22.5 million net rentable square feet. Our consolidated properties were approximately 95.0% leased (based upon rentable square feet) as of December 31, 2013. As of December 31, 2013, 74 of our consolidated properties were net leased to single tenants, which encompassed approximately 18.1 million rentable square feet.
In addition, we owned, on an unconsolidated basis, 30 industrial (primarily warehouse/distribution) and office properties located in eight U.S. states (Arizona, Florida, Illinois, Indiana, North Carolina, Ohio, Tennessee and Texas) and in three European countries (France, Germany and the United Kingdom) encompassing approximately 12.8 million rentable square feet. Our unconsolidated properties were approximately 99.1% leased (based upon rentable square feet) as of December 31, 2013. As of December 31, 2013, 20 of our unconsolidated properties were net leased to single tenants, which encompassed approximately 11.3 million rentable square feet.

Business Strategy
We focus on investing in industrial and office properties that are primarily net leased to investment grade or creditworthy tenants on long-term leases through acquisitions of existing properties or build-to-suit projects. We believe the credit quality of many of our tenants, the length of our leases, the relatively modest capital expense requirements of our industrial properties and our single-tenant focus help us to create shareholder value. We also believe that our senior management team's extensive experience will allow us to identify and consummate the acquisition and development of high-quality net leased properties. Our strategy is to grow our portfolio with properties targeted to provide steady income, sustaining tenant relationships and enhancing the value of our existing properties. We continue to execute our strategy and expand our portfolio through the following:
Acquisitions. We believe high-quality industrial and office properties, which are net leased to tenants with strong credit profiles, represent attractive investments. We target acquisitions in markets with above-average projected rental growth, strong tenant demand and significant barriers to new construction. During the year ended December 31, 2013, we continued to expand our portfolio with the purchase of two wholly-owned properties for $60.3 million that are fully leased to creditworthy tenants and the purchase of our partner's 20% outside interest in 17 industrial and office properties that were previously held in an unconsolidated joint venture. We also acquired one new property in France and two new properties in Germany through our European JV for a pro rata acquisition cost of $106.0 million. All three European properties are fully leased to creditworthy tenants. We financed our European acquisitions through the placement of secured debt and with borrowings under our unsecured revolving credit facility.
Build-to-Suit Opportunities. We also intend to pursue build-to-suit opportunities that have attractive development yields and tenants with strong credit profiles, under long-term triple net leases. During the year ended December 31, 2013, we completed construction of our build-to-suit venture at 1400 Atwater Drive located in Malvern, Pennsylvania. The project is a 300,000 square foot build-to-suit office development that was pre-leased to Endo Health Solutions under a 12-year lease. Upon substantial completion of construction in January 2013, we acquired our partner's 5% interest in the project for approximately $3.5 million.
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
Capital Recycling. We intend to pursue a disciplined capital allocation strategy by selectively disposing of properties that are no longer consistent with our investment strategy or whose returns appear to have been maximized. To the extent that we dispose of properties, we intend to redeploy the capital into investment opportunities that we believe are more attractive, or to reduce debt. During the year ended December 31, 2013, consistent with our investment strategy to focus on industrial and office properties, we sold two wholly-owned properties (Albion Mills Retail Park and Summit Distribution Center) and our joint venture interest in Afton Ridge Shopping Center for $77.3 million. In addition, we sold two multi-tenant office properties held in the Duke JV for approximately $39.2 million.
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
During the year ended December 31, 2013, we completed the following transactions in order to maintain a prudent capital structure.
Capital Market Transactions

•
On May 21, 2013, we listed our common shares on the NYSE under the Listing and concurrently commenced the Tender Offer from our shareholders. As a result of the Tender Offer, on June 26, 2013, we accepted for purchase 12,376,237 common shares at a purchase price of $10.10 per share, for an aggregate cost of approximately $125.0 million, excluding fees and expenses relating to the Tender Offer.

•
On November 6, 2013, we and CSP OP entered into four separate Equity Distribution Agreements with certain sales agents, pursuant to which we may sell, from time to time, our common shares having an aggregate offering price of up to $250.0 million. Sales of our common shares may be made in ordinary brokers' transactions on the NYSE, in negotiated transactions or transactions that are deemed to be ATM offerings, including sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. We may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under our unsecured revolving credit facility, to make acquisitions of properties or portfolios of properties, or for general corporate purposes. As of December 31, 2013, there have been no sales of common shares under the ATM program.
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

•
On September 12, 2013, we entered into an unsecured term loan in the amount of $120.0 million (the "Capital One Term Loan") with Capital One, National Association ("Capital One") and certain other lenders. Upon closing the Capital One Term Loan, we simultaneously entered into an interest rate swap agreement with Capital One to effectively fix the interest rate on the Capital One Term Loan at 4.42125% per annum for its entire term until the Capital One Term Loan's scheduled maturity on January 31, 2021, based upon the Capital One Term Loan's then current stated applicable margin. We used the majority of the proceeds to repay a portion of our borrowings under our unsecured revolving credit facility.

•
On September 26, 2013, in connection with the amendment and restatement of the Credit Agreement with Wells Fargo Bank (the "Amendment and Restatement") (see additional information in Note 6 under "Unsecured Revolving Credit Facility" in the Notes to our Consolidated Financial Statements below), our WF Term Loan #1 was replaced with a new unsecured term loan (the "WF Term Loan #2") with the same amount of $200.0 million and the same maturity date of March 7, 2018 as for the WF Term Loan #1. The existing swap agreement entered into on March 7, 2013 upon closing of the WF Term Loan #1 remained in place and is now applicable to the WF Term Loan #2 in order to effectively fix its interest rate. In addition, on September 26, 2013, and also in connection with the Amendment and Restatement, we entered into a new $200.0 million unsecured term loan (the "WF Term Loan #3"). Upon closing the WF Term Loan #3, we simultaneously entered into an interest rate swap agreement to effectively fix the interest rate on the WF Term Loan #3 at 3.274% per annum for its entire term until the WF Term Loan #3's scheduled maturity on January 15, 2019, based upon the WF Term Loan #3's then current stated applicable margin. We used the majority of the WF Term Loan #3 proceeds to repay a portion of our borrowings under our unsecured revolving credit facility.

•
On September 26, 2013, we entered into an Amendment and Restatement to our Credit Agreement. The Amendment and Restatement modified our unsecured revolving credit facility to increase its capacity from $700.0 million to $850.0 million. The unsecured revolving credit facility's term was extended to January 15, 2018, which may be extended for one year at our option upon the payment of customary extension fees, provided that we are not then in default. The unsecured revolving credit facility has no minimum outstanding balance requirements.

•
On December 3, 2013, we obtained an investment grade credit rating from Moody's Investor Services and as a result, the applicable margins on our unsecured revolving credit facility and unsecured term loan facilities were reduced in accordance with the various loan agreements. See additional information below under "Liquidity and Capital Resources".

•
During the year ended December 31, 2013, we assumed 17 secured notes payable associated with the buyout of the Duke portfolio for a combined principal balance of $216.0 million (our pro rata share of the balance had been $172.8 million) and a combined premium balance of $13.5 million. We also repaid three secured mortgage notes with a combined principal balance of $32.5 million that were scheduled to mature throughout 2013. In addition, subsequent to December 31, 2013, we repaid a secured mortgage note with a balance of $20.0 million.

Factors that May Influence the Results of Operations
2013 exhibited a continuation of the trends we noted in 2011 and 2012.  Economic conditions, leasing activity and real estate capital availability all improved throughout the year.

Whereas industrial and office leasing activity in the immediately preceding years was substantially weighted toward large corporate tenants, in 2013 activity trended towards normalization in the market for smaller tenants.  Much of this activity has been driven by increasing activity in the single-family home market - brokers, title companies, law firms, developers, contractors and related service providers all require office and/or industrial space as their businesses expand.  However, growth in demand for space was by no means exclusive to these industries, and activity remains robust for the large, corporate user as well.
In concert with this leasing activity, market rent trends remain positive in most major markets.  Driven by market rent growth, construction and development activity has continued to increase, including both single-tenant build-to-suit and speculative projects. In 2013 we observed speculative construction activity expanding to a wider selection of markets, although development still remains below long-term averages.
Debt and equity capital availability also continued to expand in 2013.  We were able to benefit from the debt capital availability to complete our $1.4 billion bank debt financing.  Equity availability has resulted in increasing competition for high quality, well-leased and strategically positioned properties. Even with increased competition, we were able to complete $347.0 million of acquisitions during 2013 and believe we remain well-positioned to compete for such properties going forward, due to our strong liquidity position, modest near-term capital needs and excellent portfolio. We will continue to focus our strategy by growing our portfolio with properties targeted to provide steady income, sustaining tenant relationships and enhancing the value of our existing properties.
Leasing Activity
Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue. The following table sets forth percentage leased and average net-effective rent information regarding our total portfolio of consolidated properties and unconsolidated properties at 100% as of December 31, 2013 and 2012, respectively (in thousands, except percentage and per square foot data):

Property Type	Total Square Feet		% of Total Square Feet		% Leased		Average Annual Net Effective Rent(1)		Average Annual Net Effective Rent/SF
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Office	8,865	8,893	25.1%	26.1%	96.4%	98.0%	$168,651	$158,710	$19.02	$17.85
Industrial	26,258	24,673	74.5%	72.4%	96.5%	97.7%	111,927	86,645	4.26	3.51
Retail	144	496	0.4%	1.5%	100.0%	98.8%	4,074	8,608	28.21	17.35
Total	35,267	34,062	100.0%	100.0%	96.5%	97.8%	$284,652	$253,963
Our single- and multi-tenant property distribution of December 31, 2013 and 2012, respectively (in thousands, except percentage and per square foot data):

Property Type	Total Square Feet		% of Total Square Feet		% Leased		Average Annual Net Effective Rent(1)		Average Annual Net Effective Rent/SF
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Triple Net Single-Tenant Properties(2)	29,414	27,774	83.4%	81.5%	97.2%	98.8%	$205,088	$170,317	$6.97	$6.13
Multi-Tenant Properties	4,637	4,945	13.1%	14.5%	93.1%	91.7%	56,746	60,220	12.24	12.18
Other Single-Tenant Properties (2)(3)	1,216	1,343	3.5%	4.0%	93.7%	100.0%	22,818	23,426	18.77	17.44
Total	35,267	34,062	100.0%	100.0%	96.5%	97.8%	$284,652	$253,963
__________

(1)	Average annual net effective rents include amounts from unconsolidated properties at our pro-rata share.

(2)	Single-Tenant Properties include certain properties that have di minimis secondary tenant(s).

(3)	Includes properties not currently leased.

Tenant Lease Expirations
Our ability to maintain occupancy rates, and net effective rents, primarily depends upon our continuing ability to re-lease expiring space. We have limited near term lease expirations with an average remaining lease term of 7.02 years as of December 31, 2013. In addition, approximately 94% of leases expire after 2015. The following table sets forth a schedule of expiring leases for our consolidated and unconsolidated properties as of December 31, 2013 (Expiring Net Rentable Square Feet and Expiring Base Rent in thousands):

	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
	Expiring Net Rentable Square Feet	Expiring Base Rent	Expiring Net Rentable Square Feet	Expiring Base Rent	Number Of Expiring Leases	Expiring Net Rentable Square Feet	Expiring Base Rent	Percentage of Expiring Base Rent
2014	1,190	$5,923	52	$695	38	1,242	$6,618	2.3%
2015	648	6,613	771	5,349	35	1,419	11,962	4.1%
2016	1,798	32,668	194	1,553	29	1,992	34,221	11.8%
2017	626	10,397	1,024	7,021	26	1,650	17,418	6.0%
2018	1,566	18,670	2,009	10,585	38	3,575	29,255	10.1%
2019	3,485	26,376	2,863	11,862	27	6,348	38,238	13.1%
2020	1,856	18,386	22	235	13	1,878	18,621	6.4%
2021	4,329	37,849	2,167	8,989	19	6,496	46,838	16.1%
2022	711	9,036	1,361	6,859	8	2,072	15,895	5.5%
2023	2,227	25,746	1,241	6,426	16	3,468	32,172	11.1%
Thereafter	2,904	34,503	993	5,271	19	3,897	39,774	13.5%
Total	21,340	$226,167	12,697	$64,845	268	34,037	$291,012	100.0%
Weighted Average Remaining Term (Years) (2):
Triple Net Single-Tenant Properties(3)		7.50		7.06			7.40
Multi-Tenant Properties		6.58		5.43			6.28
Other Single-Tenant Properties		5.36		6.00			5.42
Total Weighted Average Remaining Term (Years)(2)		7.13		6.64			7.02
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

Property Portfolio Size
Our portfolio size at the end of each quarter since commencement of our initial public offering (October 24, 2006) through December 31, 2013 is as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Cumulative Property Portfolio as of:	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
12/31/2006	9	878	$86,644	—	—	$—	9	878	$86,644
3/31/2007	9	878	86,644	—	—	—	9	878	86,644
6/30/2007	10	928	110,491	—	—	—	10	928	110,491
9/30/2007	42	5,439	348,456	—	—	—	42	5,439	348,456
12/31/2007	44	5,576	353,594	—	—	—	44	5,576	353,594
3/31/2008	47	6,257	426,856	—	—	—	47	6,257	426,856
6/30/2008	47	6,257	426,856	1	605	35,636	48	6,862	462,492
9/30/2008	49	6,483	486,777	6	3,307	193,773	55	9,790	680,550
12/31/2008	52	6,771	582,682	8	5,649	273,205	60	12,420	855,887
3/31/2009	52	6,771	582,717	8	5,649	273,130	60	12,420	855,847
6/30/2009	53	7,106	598,103	11	5,976	305,308	64	13,082	903,411
9/30/2009	57	7,805	719,822	11	5,976	305,202	68	13,781	1,025,024
12/31/2009	60	8,630	791,314	13	6,904	356,158	73	15,534	1,147,472
3/31/2010	58	8,407	748,835	18	7,392	418,818	76	15,799	1,167,653
6/30/2010	62	9,086	916,210	22	8,633	471,615	84	17,719	1,387,825
9/30/2010	63	9,295	983,810	22	8,633	471,615	85	17,928	1,455,425
12/31/2010	73	12,800	1,308,560	30	9,901	629,268	103	22,701	1,937,828
3/31/2011	73	12,800	1,308,560	43	11,950	903,508	116	24,750	2,212,068
6/30/2011	75	14,614	1,657,966	43	12,356	917,566	118	26,970	2,575,532
9/30/2011	74	13,906	1,689,048	43	12,355	918,771	117	26,261	2,607,819
12/31/2011	77	14,434	1,747,299	45	13,851	997,506	122	28,285	2,744,805
3/31/2012	78	15,784	1,824,403	46	13,997	1,007,753	124	29,781	2,832,156
6/30/2012	78	15,784	1,842,359	46	13,997	1,007,753	124	29,781	2,850,112
9/30/2012	78	16,831	1,920,218	46	13,997	1,008,246	124	30,828	2,928,464
12/31/2012	82	18,995	2,070,272	47	15,067	1,071,267	129	34,062	3,141,539
3/31/2013	99	22,314	2,572,995	30	11,748	713,722	129	34,062	3,286,717
6/30/2013	99	22,405	2,573,034	30	11,748	713,722	129	34,153	3,286,756
9/30/2013	101	22,791	2,630,692	30	11,748	713,722	131	34,539	3,344,414
12/31/2013	99	22,460	2,595,194	30	12,807	740,525	129	35,267	3,335,719
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
Revenue Recognition and Valuation of Receivables
All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $14.5 million and $17.8 million as security for such leases at December 31, 2013 and 2012, respectively.
Reimbursements from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes, insurance and other recoverable costs, are recognized as revenue in the period the expenses are incurred. Tenant reimbursements are recognized and presented on a gross basis when we are the primary obligor with respect to incurring expenses and with respect to having the credit risk.
Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management's determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was approximately $24,000 and $11,000 as of December 31, 2013 and 2012, respectively.
Investments in Real Estate and Related Long-Lived Assets (Impairment Evaluation)
We record investments in real estate at cost and capitalize improvements and replacements when they extend the useful life, increase capacity, or improve the efficiency of the asset. We expense costs of repairs and maintenance as incurred. We compute depreciation using the straight-line method over the estimated useful lives of our real estate assets, which we expect to be approximately 39 years for buildings and improvements, three to five years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
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
We have adopted, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FASB ASC 360-10"), which establishes a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. This accounting provision requires that the operations related to properties that have been sold or that we intend to sell be presented as discontinued operations in the statement of operations for all periods presented, and properties we intend to sell be designated as "held for sale" on our balance sheet.
When circumstances such as adverse market conditions indicate a possible impairment of the value of a property, we review the recoverability of the property's carrying value. The review of recoverability is based on our estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. Our forecast of these cash flows considers factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. These factors contain subjectivity and thus are not able to be precisely estimated. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our investments in real estate.
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

Purchase Accounting for Acquisition of Investments in Real Estate
We apply the business combination method to all acquired real estate investments. The purchase consideration of the real estate is allocated to the acquired tangible assets, consisting primarily of land, site improvements, building and tenant improvements and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, value of tenant relationships and acquired ground leases, based in each case on their fair values. Loan premiums, in the case of above-market rate loans, or loan discounts, in the case of below-market loans, will be recorded based on the fair value of any loans assumed in connection with acquiring the real estate.
The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to all land (or acquired ground lease if the land is subject to a ground lease) and site improvements based on management's determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property by underwriting the property as if it were vacant and subsequently re-leased at the market. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses associated with the property. Management also estimates costs to execute similar leases including leasing commissions and tenant improvements.
In allocating the purchase consideration of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases; and (ii) management's estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the remaining non-cancelable term of the lease and, for below-market leases, over a period equal to the initial term plus any below-market fixed rate renewal periods. The capitalized below-market lease values, also referred to as acquired lease obligations, are amortized as an increase to rental income over the initial terms of the respective leases and any below-market fixed rate renewal periods. The capitalized above-market lease values are amortized as a decrease to rental income over the initial terms of the prospective leases.
The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the estimated cost of operations during a theoretical lease-up period to replace in-place leases, including lost revenues and any unreimbursed operating expenses, plus an estimate of deferred leasing commissions for in-place leases. This aggregate value is allocated between in-place lease value and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease; however, the value of tenant relationships has not been separated from in-place lease value for the real estate acquired as such value and its consequence to amortization expense is immaterial for these particular acquisitions. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written-off.

Accounting for Derivative Financial Investments and Hedging Activities
All of our derivative instruments are carried at fair value on the balance sheet. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. We periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within shareholders' equity. Calculation of a fair value of derivative instruments also requires management to use estimates. Amounts will be reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings.
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
We disclose the fair values of derivative instruments and their gains and losses in a tabular format. We also provide more information about our liquidity by disclosing derivative features that are credit risk-related. Finally, we cross-reference within footnotes to enable financial statement users to locate important information about derivative instruments; see Note 7 "Risk Management and Use of Financial Instruments" and Note 13 "Fair Value of Financial Instruments and Investments" for a further discussion of our derivative financial instruments.
Fair Value of Financial Instruments and Investments
We generally determine or calculate the fair value of financial instruments using the appropriate present value or other valuation techniques, such as discounted cash flow analyses, incorporating available market discount rate information for similar types of instruments and our estimates for non-performance and liquidity risk. These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow. The Investment Manager of CBRE Strategic Partners Asia applies valuation techniques for our investment carried at fair value based upon the application of the income approach, the direct market comparison approach, the replacement cost approach or third party appraisals to the underlying assets held in the unconsolidated entity in determining the net asset value attributable to our ownership interest therein. The financial assets and liabilities recorded at fair value in our consolidated financial statements are the interest rate swaps and our investment in CBRE Strategic Partners Asia (a real estate entity which qualifies as an investment company under the Investment Company Act with respect to its accounting treatment).
The remaining financial assets and liabilities which are only disclosed at fair value are comprised of all other notes payable, the unsecured line of credit and other debt instruments. We determined the fair value of our secured notes payable and other debt instruments by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market discount rate by obtaining period-end treasury rates for fixed-rate debt, or London Inter-Bank Offering Rate ("LIBOR") rates for variable-rate debt, for maturities that correspond to the maturities of our debt and then adding an appropriate credit spread derived from information obtained from third-party financial institutions. These credit spreads take into account factors such as our credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratios of the debt.
The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to their short-term maturities.

Results of Operations
Net Operating Income
Management internally evaluates the operating performance and financial results of our property portfolio based on Net Operating Income. We define "Net Operating Income" as: rental income and tenant reimbursements less property and related expenses (operating and maintenance and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and corporate general and administrative expenses.
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

Acquisitions
Except where otherwise noted, the change in our results of operations is primarily due to the increase in the number of properties we owned and operated. The properties acquired or consolidated during the years ended December 31, 2013, 2012 and 2011 are presented in the table below:

Property	Market		Date of Acquisition	Property Type	Purchase Price ('000s)	Net Rentable Square Feet

2013 Acquisitions
Carpenter Corporate Center I and II	Dallas	TX	7/31/2013	Office	$49,509	226,822
1200 Woods Chapel Road	Spartanburg	SC	8/8/2013	Industrial	10,750	156,800
Total 2013 Wholly-Owned Property Acquisitions					$60,259	383,622

2013 Properties Consolidated
Duke Portfolio(1)	Various		3/1/2013	Office/Industrial	$98,100	3,318,402

2012 Acquisitions
2400 Dralle Road	Chicago	IL	3/20/2012	Industrial	$64,250	1,350,000
Midwest Commerce Center I	Kansas City	KS	8/16/2012	Industrial	62,950	1,107,000
20000 S. Diamond Lake Road	Minneapolis	MN	11/7/2012	Industrial	18,500	280,577
Gateway at Riverside	Baltimore	MD	11/30/2012	Industrial	49,229	800,797
701 & 801 Charles Ewing Blvd	Princeton	NJ	12/28/2012	Office	28,310	110,765
Mid-Atlantic Distribution Center - Bldg A	Baltimore	MD	12/28/2012	Industrial	43,150	672,000
Total 2012 Wholly-Owned Property Acquisitions					$266,389	4,321,139

2011 Acquisitions
70 Hudson Street	New York City Metro	NJ	4/11/2011	Office	$155,000	409,272
90 Hudson Street	New York City Metro	NJ	4/11/2011	Office	155,000	419,868
Millers Ferry Road	Dallas	TX	6/2/2011	Industrial	40,366	1,020,000
Sky Harbor Operations	Phoenix	AZ	9/30/2011	Office	53,500	396,179
Aurora Commerce Center Bldg. C	Denver	CO	11/30/2011	Industrial	24,500	406,959
Sabal Pavilion	Tampa	FL	12/30/2011	Office	21,368	120,500
Total 2011 Wholly-Owned Property Acquisitions					$449,734	2,772,778
__________

(1)	We acquired Duke's 20% interest in 17 properties that were held by Duke JV. See Note 3 for a further discussion of this transaction.

Consolidated Results of Operations
Comparison of the Years Ended December 31, 2013 and 2012
The following table summarizes the historical results of operations of our portfolio for the years ended December 31, 2013 and 2012 (in thousands):

	For the Year Ended December 31,		$ Change	% Change
	2013	2012
Rental Revenue
Rental	$196,706	$145,432	$51,274	35.3%
Tenant Reimbursements	53,306	33,411	19,895	59.5%
Total Revenues	250,012	178,843	71,169	39.8%
Properties and Related Expenses
Property Operating	31,221	21,464	9,757	45.5%
Real Estate Taxes	37,971	22,636	15,335	67.7%
Total Expenses	69,192	44,100	25,092	56.9%
Net Operating Income (1)	180,820	134,743	46,077	34.2%

Expense:
General and Administrative	23,138	14,660	8,478	57.8%
Investment Management Fee	489	29,695	(29,206)	(98.4)%
Acquisition-Related	2,690	7,752	(5,062)	(65.3)%
Depreciation and Amortization	102,793	72,383	30,410	42.0%
Transition and Listing	12,681	8,249	4,432	53.7%
Total Other Expenses	141,791	132,739	9,052	6.8%
Other Income and Expenses:
Interest and Other Income	1,321	2,235	(914)	(40.9)%
Interest Expense	(47,295)	(33,845)	(13,450)	39.7%
Interest Expense and Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	614	(118)	732	(620.3)%
Loss on Early Extinguishment of Debt	(1,051)	(17,284)	16,233	(93.9)%
Gain on Conversion of Equity Investment to Controlling Interest	75,763	—	75,763	100.0%
Total Other Income (Expenses)	29,352	(49,012)	78,364	(159.9)%
Income (Loss) from Continuing Operations Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	68,381	(47,008)	115,389	(245.5)%
Provision for Income Taxes	(287)	(266)	(21)	7.9%
Equity in Income of Unconsolidated Entities	12,111	3,959	8,152	205.9%
Net Income (Loss) from Continuing Operations	80,205	(43,315)	123,520	(285.2)%
Discontinued Operations
Income from Discontinued Operations	382	720	(338)	(46.9)%
Gain (Loss) from Sale of Real Estate	2,759	(413)	3,172	(768.0)%
Total Income from Discontinued Operations	3,141	307	2,834	923.1%
Net Income (Loss)	$83,346	$(43,008)	$126,354	(293.8)%
__________

(1)	See a reconciliation of Net Operating Income to Net Income (Loss) immediately below in this table.

	Year Ended December 31,		$ Change	% Change
	2013	2012
Domestic Industrial Properties
Revenues:
Rental	$54,256	$42,360	$11,896	28.1%
Tenant Reimbursements	15,848	8,861	6,987	78.9%
Total Revenues	70,104	51,221	18,883	36.9%
Property and Related Expenses:
Property Operating	4,299	3,196	1,103	34.5%
Real Estate Taxes	14,004	7,621	6,383	83.8%
Total Property and Related Expenses	18,303	10,817	7,486	69.2%
Net Operating Income	$51,801	$40,404	$11,397	28.2%
Domestic Office Properties
Revenues:
Rental	$136,663	$97,164	$39,499	40.7%
Tenant Reimbursements	37,177	24,314	12,863	52.9%
Total Revenues	173,840	121,478	52,362	43.1%
Property and Related Expenses:
Property Operating	26,433	17,528	8,905	50.8%
Real Estate Taxes	23,967	15,015	8,952	59.6%
Total Property and Related Expenses	50,400	32,543	17,857	54.9%
Net Operating Income	$123,440	$88,935	$34,505	38.8%
International Office/Retail Properties
Revenues:
Rental	$5,787	$5,908	$(121)	(2.0)%
Tenant Reimbursements	281	236	45	19.1%
Total Revenues	6,068	6,144	(76)	(1.2)%
Property and Related Expenses:
Property Operating	489	740	(251)	(33.9)%
Total Property and Related Expenses	489	740	(251)	(33.9)%
Net Operating Income	$5,579	$5,404	$175	3.2%
Total Segment Net Operating Income	$180,820	$134,743	$46,077	34.2%
Net Operating Income
Net Operating Income increased $46.1 million, or 34.2%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily as a result of:

•
$11.4 million which was generated by our domestic industrial properties segment due to the seven industrial buildings we acquired or consolidated through the purchase of the remaining outside equity interests during 2012 and 2013;

•
$34.5 million which was generated by our domestic office properties segment due to the one office building we acquired during 2012 and the seventeen office buildings we acquired or consolidated through the purchase of the remaining outside equity interests during the year ended December 31, 2013; and

•	Net Operating Income increase was partially offset by the increased vacancy from office and industrial tenants whose leases expired according to their terms.

Other Expenses and Income
General and Administrative and Investment Management Fee
General and administrative expense increased $8.5 million, or 57.8%, to $23.1 million for the year ended December 31, 2013 compared to $14.7 million for the year ended December 31, 2012. The increase is primarily due to the internalization of management as of July 1, 2012 as we now incur expenses for services previously provided by the former investment advisor. Expenses for services previously provided by our former investment advisor are now included in General and Administrative expenses. These services include employee salaries and benefits, various information technology costs and occupancy costs.

Our increase in general and administrative expenses is offset by a reduction of $29.2 million in investment management fees due to the termination of the transitional services agreement with the former investment advisor.
Acquisition-Related
Acquisition-related expenses decreased $5.1 million, or 65.3%, to $2.7 million for the year ended December 31, 2013 compared to $7.8 million for the year ended December 31, 2012. The decrease was primarily due to a reduction of $3.2 million in acquisition fees paid to the former investment advisor during the year ended December 31, 2013 compared to the year ended December 31, 2012.
Depreciation and Amortization
Depreciation and amortization expense increased $30.4 million, or 42.0%, to $102.8 million for the year ended December 31, 2013 as compared to $72.4 million for the year ended December 31, 2012. The increase was primarily due to the properties acquired or consolidated during 2013 and 2012.
Transition and Listing Expenses
Transition and listing expenses increased $4.4 million, or 53.7%, to $12.7 million for the year ended December 31, 2013 as compared to $8.2 million for the year ended December 31, 2012. Transition costs were primarily incurred in 2012 during our transition to self-management. During the year ended December 31, 2013, we incurred $12.0 million of expenses in connection with the listing of our common shares on the NYSE and the completion of the tender offer. We do not anticipate to incur any further listing costs in future periods.
Interest and Other Income
Interest and other income decreased $0.9 million, or 40.9%, to $1.3 million for the year ended December 31, 2013 compared to $2.2 million for the year ended December 31, 2012. The decrease was primarily due to the recognition of lease termination revenue at Fairforest Bldg. 3 and North Rhett I in 2012.
Interest Expense
Interest expense increased $13.5 million, or 39.7%, to $47.3 million for the year ended December 31, 2013 compared to $33.8 million for the year ended December 31, 2012 primarily as a result of an increase in the weighted average debt outstanding balance in the current year period partially offset by a reduction in the weighted average interest rate. The increase in the weighted average debt outstanding balance is due to the March 2013 assumption of $229.5 million (amount is inclusive of a premium) of mortgage debt secured by the 17 properties in which we acquired our joint venture partner's remaining ownership interest (the "Duke Portfolio"). We also borrowed $570.0 million under our new unsecured term loan facilities in 2013.
Interest Expense and Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments
During the year ended December 31, 2013, our derivative instruments incurred a gain of $0.6 million compared to $0.1 million for the year ended December 31, 2012. The increase was primarily attributable to the gain on fair value on interest rate swaps on the TD and Wells Fargo term loans during the period when these were not designated as hedging instruments.
Loss on Early Extinguishment of Debt
During the year ended December 31, 2013, we incurred a loss on early extinguishment of debt of $1.1 million compared to $17.3 million for the year ended December 31, 2012. The loss on early extinguishment of debt during the year ended December 31, 2013 was primarily attributable to the non-cash write-off of deferred financing costs related to the WF Term Loan #3 that replaced the WF Term Loan #1. The loss on early extinguishment of debt during the year ended December 31, 2012 was attributable to the replacement of our revolving credit facility and the early repayment of secured notes payable (and termination of associated swaps) in the prior year period.

Gain on Conversion of Equity Interest to Controlling Interest
During the year ended December 31, 2013, gain on conversion of equity investment to controlling interest was $75.8 million, which was attributable to the purchase of the Duke Portfolio. There was no gain on conversion of equity investment to controlling interest during the year ended December 31, 2012.
Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased $8.2 million, or 205.9%, to $12.1 million for the year ended December 31, 2013 compared to $4.0 million for the year ended December 31, 2012. The increase was primarily due to our pro rata gain on the sale of the Afton Ridge Shopping Center of $3.3 million as well as the improved performance of the Duke JV.

Consolidated Results of Operations
Comparison of the Year Ended December 31, 2012 and 2011
The following table summarizes the historical results of operations of our portfolio for the years ended December 31, 2012 and 2011 ( in thousands):

	For the Year Ended December 31,		$ Change	% Change
	2012	2011
Rental Revenue
Rental	$145,432	$119,081	$26,351	22.1%
Tenant Reimbursements	33,411	26,735	6,676	25.0%
Total Revenues	178,843	145,816	33,027	22.6%
Properties and Related Expenses
Property Operating	21,464	19,191	2,273	11.8%
Real Estate Taxes	22,636	17,650	4,986	28.2%
Total Expenses	44,100	36,841	7,259	19.7%
Net Operating Income (1)	134,743	108,975	25,768	23.6%

Expense:
General and Administrative	14,660	5,132	9,528	185.7%
Investment Management Fee	29,695	20,908	8,787	42.0%
Acquisition-Related	7,752	14,464	(6,712)	(46.4)%
Depreciation and Amortization	72,383	60,353	12,030	19.9%
Transition and Listing	8,249	—	8,249	100.0%
Total Other Expenses	132,739	100,857	31,882	31.6%
Other Income and Expenses:
Interest and Other Income	2,235	1,607	628	39.1%
Interest Expense	(33,845)	(33,261)	(584)	1.8%
Interest Expense and Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	(118)	(303)	185	(61.1)%
Loss on Early Extinguishment of Debt	(17,284)	(108)	(17,176)	15,903.7%
Total Other Expense	(49,012)	(32,065)	(16,947)	52.9%
Loss from Continuing Operations Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	(47,008)	(23,947)	(23,061)	96.3%
Provision for Income Taxes	(266)	(456)	190	(41.7)%
Equity in Income of Unconsolidated Entities	3,959	3,590	369	10.3%
Net Loss from Continuing Operations	(43,315)	(20,813)	(22,502)	108.1%
Discontinued Operations
Income from Discontinued Operations	720	1,227	(507)	(41.3)%
(Loss) Gain from Sale of Real Estate	(413)	301	(714)	(237.2)%
Total Income from Discontinued Operations	307	1,528	(1,221)	(79.9)%
Net Loss	$(43,008)	$(19,285)	$(23,723)	123.0%
__________

(1)	See a reconciliation of Net Operating Income to Net Loss immediately below in this table.

	Year Ended December 31,		$ Change	% Change
	2012	2011
Domestic Industrial Properties
Revenues:
Rental	$42,360	$30,030	$12,330	41.1%
Tenant Reimbursements	8,861	6,466	2,395	37.0%
Total Revenues	51,221	36,496	14,725	40.3%
Property and Related Expenses:
Property Operating	3,196	2,736	460	16.8%
Real Estate Taxes	7,621	6,102	1,519	24.9%
Total Property and Related Expenses	10,817	8,838	1,979	22.4%
Net Operating Income	$40,404	$27,658	$12,746	46.1%
Domestic Office Properties
Revenues:
Rental	$97,164	$83,897	$13,267	15.8%
Tenant Reimbursements	24,314	20,058	4,256	21.2%
Total Revenues	121,478	103,955	17,523	16.9%
Property and Related Expenses:
Property Operating	17,528	15,248	2,280	15.0%
Real Estate Taxes	15,015	11,548	3,467	30.0%
Total Property and Related Expenses	32,543	26,796	5,747	21.4%
Net Operating Income	$88,935	$77,159	$11,776	15.3%
International Office/Retail Properties
Revenues:
Rental	$5,908	$5,154	$754	14.6%
Tenant Reimbursements	236	211	25	11.8%
Total Revenues	6,144	5,365	779	14.5%
Property and Related Expenses:
Property Operating	740	1,207	(467)	(38.7)%
Total Property and Related Expenses	740	1,207	(467)	(38.7)%
Net Operating Income	$5,404	$4,158	$1,246	30.0%
Total Segment Net Operating Income	$134,743	$108,975	$25,768	23.6%
Net Operating Income
Net Operating Income increased $25.8 million, or 23.6%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily as a result of:

•	$12.7 million which was generated by our domestic industrial properties segment;

•	$11.8 million which was generated by our domestic office properties; and

•	$1.2 million which was generated by our international office/retail properties segment.
Other Expenses and Income
General and Administrative and Investment Management Fee
General and administrative expense increased $9.5 million, or 185.7%, to $14.7 million for the year ended December 31, 2012 compared to $5.1 million for the year ended December 31, 2011. The increase was primarily due to the internalization of management as of July 1, 2012 as we now incur expenses for services previously provided by the former investment advisor. Expenses for services previously provided by our former investment advisor are now included in General and Administrative expenses. These services include employee salaries and benefits, various information technology costs and occupancy costs.

Our increase in investment management fees was due to the year over year growth in assets under management and amounts due under the transitional services agreement with the former investment advisor.
Acquisition-Related
Acquisition-related expenses decreased $6.7 million, or 46.4% to $7.8 million for the year ended December 31, 2012 compared to $14.5 million for the year ended December 31, 2011. Acquisition-related fees paid to the former investment advisor were calculated as a percentage of the value of the property acquired. The value of the properties acquired in 2012 was $266.4 million compared to $449.7 million in 2011, which resulted in a decrease in acquisition-related expenses.
Depreciation and Amortization
Depreciation and amortization expense increased $12.0 million, or 19.9%, to $72.4 million for the year ended December 31, 2012 as compared to $60.4 million for the year ended December 31, 2011. The increase was primarily due to the properties acquired in 2012 and 2011.
Transition Expenses
We incurred $8.2 million of transition expenses in 2012 during our transition to self-management. We did not incur any transition expenses in 2011.
Interest and Other Income
Interest and other income increased $0.6 million, or 39.1%, to $2.2 million for the year ended December 31, 2012 compared to $1.6 million for the year ended December 31, 2011. The increase was primarily due to the recognition of revenue for the lease terminations at Fairforest Bldg. 3 and North Rhett I in in 2012.
Interest Expense
Interest expense increased $0.6 million, or 1.8%, to $33.8 million for the year ended December 31, 2012 compared to $33.3 million for the year ended December 31, 2011.The increase was primarily a result of an increase in the weighted average debt outstanding balance from $623.0 million in 2011 to $672.5 million in 2012, which was partially offset by a reduction in the weighted average interest rate from 5.42% to 4.28%. The increase in the weighted average debt outstanding balance was due to the assumption of debt related to the 2011 acquisitions of 70 Hudson Street, 90 Hudson Street and Sabal Pavilion, the placement of debt on Kings Mountain III and unsecured credit facility interest.
Interest Expense and Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments
The decrease in net settlement payments on interest rate swaps was a result of lower variable interest rates for the year ended December 31, 2012 as compared to the year ended December 31, 2011.
During the year ended December 31, 2012, our gain on interest rate swaps was $0.6 million compared to $0.4 million for the year ended December 31, 2011.
Loss on Early Extinguishment of Debt
During the year ended December 31, 2012, we incurred a loss on early extinguishment of debt of $17.3 million compared to $0.1 million for the year ended December 31, 2011. The loss on early extinguishment of debt during the year ended December 31, 2012 was due to the early repayment of $123.2 million of secured notes payable and the replacement of a prior $25.0 million credit facility, $138.2 million of which was hedged with interest rate swaps. The early swap termination amounts totaled $14.3 million.
Provision for Income Taxes
Provision for income taxes decreased $0.2 million, or 41.7%, to $0.3 million for the year ended December 31, 2012 compared to $0.5 million for the year ended December 31, 2011 resulting primarily from decreased state liabilities and a refund of prior year taxes paid from North Carolina.
Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased $0.4 million, or 10.3%, to $4.0 million for the year ended December 31, 2012 compared to $3.6 million for the year ended December 31, 2011. The increase was primarily due to the improved performance of our CBRE Strategic Partners Asia investment and due to a gain on sale of a property within a joint venture in 2012. In addition, there was an increase in income from the European JV as a result of the Graben Distribution Center I and II acquisition on December 2011, which was partially offset by the increase in interest expense related to the 2011 placement of debt on 18 Duke joint venture properties.
Discontinued Operations
Income from discontinued operations for the year ended December 31, 2012 was $0.7 million offset by a loss of $0.4 million from the sale of Cherokee Corporate Park in July 2012. Income from discontinued operations for the year ended December 31, 2011 was $1.2 million and we had a net gain of $0.3 million. Revenues and expenses from discontinued operations represent the activities of the held for sale portfolio sold during the year ended December 31, 2011 and two properties sold during the fourth quarter ended December 31, 2013.
Liquidity and Capital Resources
Sources of Liquidity
Liquidity is a measurement of the ability to meet cash requirements, which principally include funding investments and ongoing commitments, to repay borrowings, to make distributions to our shareholders and other general business needs. Our sources of funds will primarily be property operating cash flows and borrowings, including under our unsecured revolving credit facility, term loans or other forms of secured or unsecured financing that we may enter into from time to time. Additionally, we expect other financing opportunities could provide additional sources of funds, including the issuance of common equity (through our at-the-market offering program or otherwise), preferred equity or debt securities. Our ability to raise funds is dependent on general economic conditions, general market conditions for REITs, and our operating performance. We believe that these cash resources will be sufficient to satisfy our cash requirements and we do not anticipate a need to raise funds from other than these sources within the next twelve months. We believe that we have sufficient cash flow from operations to continue as a going concern for the next twelve months and into the foreseeable future.
While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which would affect our financial condition and results of operations. For example, we may be required to comply with new laws or regulations that cause us to incur unanticipated capital expenditures for our properties, thereby increasing our liquidity needs. Even if there are no material changes to our anticipated liquidity requirements, our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or needed. As of December 31, 2013, we had $83.0 million in cash as well as $680.0 million available under our unsecured revolving credit facility. Of the $83.0 million in cash, approximately $3.0 million is held in a financial institution in Great Britain.
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

The following table summarizes the balance and terms of our unsecured revolving credit facility as of December 31, 2013 and 2012, respectively:

	December 31,
	2013	2012
	(in thousands)
Outstanding Borrowings	$170,044	$265,000
Remaining Borrowing Capacity	679,956	435,000
Total Borrowing Capacity	$850,000	$700,000
Interest Rate(1)	1.47%	1.82%
Facility or Unused Fee(2)	30 bps	30 bps
Maturity Date(3)	January 15, 2018	September 13, 2016
_________

(1)	Calculated based on one-month LIBOR plus 1.30% and 1.60% as of December 31, 2013 and 2012, respectively.

(2)
Effective December 10, 2013, the unused fee was replaced with a facility fee. The unused fee was based on the unsecured revolving credit facility's unused remaining borrowing capacity. The facility fee is based on the unsecured revolving credit facility's total borrowing capacity.

(3)	Under the original and amended terms of our unsecured revolving credit facility, we may exercise an option to extend the maturity date by one year.
Unsecured Term Loan Facilities
We intend to enter into unsecured term loan facilities from time to time for general corporate purposes, to fund potential acquisitions and to potentially repay long-term debt.
The following table summarizes the balance and terms of our unsecured term loan facilities as of December 31, 2013. All unsecured term loan facilities were originated in 2013 (see above — Business Strategy, Financing Transactions for additional information):

Term Loan Facility	Unswapped Interest Rate	Effective Interest Rate(1)	Maturity Date	Outstanding Balance

WF Term Loan #2(2)	LIBOR + 1.50%	2.49%	3/7/2018	$200,000
WF Term Loan #3(2)	LIBOR + 1.50%	3.12%	1/15/2019	200,000
TD Term Loan(3)	LIBOR + 1.75%	3.28%	3/6/2020	50,000
Capital One Term Loan(2)	LIBOR + 1.75%	4.32%	1/31/2021	120,000
Total Unsecured Term Loan Facilities				$570,000
__________

(1)	Represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the effect of the interest rate swaps, excluding debt issuance costs.

(2)	As of December 31, 2013, the applicable LIBOR rate was 0.165% for these loans.

(3)	As of December 31, 2013, the applicable LIBOR rate was 0.16875% for this loan

Secured Debt Financing
From time to time, we partially fund property acquisitions with secured mortgage financing. The following table details our Encumbered and Unencumbered Properties as of December 31, 2013 (Approximate Acquisition Cost and Debt Balance in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance
Encumbered Properties	45	$1,317,378	$665,292	14	$366,155	$186,730	59	$1,683,533	$852,022
Unencumbered Properties	54	1,277,816	—	16	374,370	—	70	1,652,186	—
Total Properties	99	$2,595,194	$665,292	30	$740,525	$186,730	129	$3,335,719	$852,022
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
Debt Covenants and Restrictions
As of December 31, 2013, we were in compliance with all financial debt covenants. See Note 6 "Debt" in the notes to our consolidated financial statements for additional information.
At-The-Market Offering
On November 6, 2013, we and CSP OP entered into four separate Equity Distribution Agreements with certain sales agents, pursuant to which we may sell, from time to time, our common shares having an aggregate offering price of up to $250.0 million. Sales of our common shares may be made in ordinary brokers' transactions on the NYSE, in negotiated transactions or transactions that are deemed to be ATM offerings, including sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. We may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under our unsecured revolving credit facility, to make acquisitions of properties or portfolios of properties, or for general corporate purposes.
Shelf Registration
On November 6, 2013, we filed an automatically effective shelf registration statement on Form S-3 with the SEC that may permit us, from time to time, to facilitate public offerings of our securities. We evaluate the capital markets on an ongoing basis for opportunities to raise capital, and, as circumstances warrant, we may issue securities of all of these types in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing and capital needs. However, there can be no assurance that we will be able to complete any such offerings of securities. We may use these proceeds to repay debt, including borrowings under our unsecured revolving credit facility, to make acquisitions of properties or portfolios of properties, or for general corporate purposes.

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
Debt Composition
Our consolidated and pro rata share of unconsolidated debt is comprised of the following as of December 31, 2013 (amounts in thousands):

	Consolidated Debt(1)			Unconsolidated Debt(2)			Consolidated & Unconsolidated Debt(1)(2)
	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total
Amount
Fixed Interest Rate Debt	$89,527	$1,145,765	$1,235,292	$10,589	$176,141	$186,730	$100,116	$1,321,906	$1,422,022
Floating Interest Rate Debt	—	170,044	170,044	—	—	—	—	170,044	170,044
Total	$89,527	$1,315,809	$1,405,336	$10,589	$176,141	$186,730	$100,116	$1,491,950	$1,592,066
Weighted Average Remaining Term (years):
Fixed Interest Rate Debt			4.99			6.04			5.13
Floating Interest Rate Debt			4.04			N/A			4.04
Total			4.99			6.04			5.11
Weighted Average Interest Rate:
Fixed Interest Rate Debt			4.27%			3.49%			4.16%
Floating Interest Rate Debt			1.47%			N/A			1.47%
Total			3.93%			3.49%			3.88%
__________

(1)
Consolidated debt amount includes a $170.0 million outstanding balance on our unsecured revolving credit facility as of December 31, 2013. The unsecured revolving credit facility may be extended for an additional year from January 2018 to January 2019. The annual facility fee of 0.30% is not reflected in the interest rate amounts included this table.

(2)	Unconsolidated debt amounts are at our pro rata share of effective ownership.

Contractual Obligations and Commitments
The following table provides information with respect to our contractual obligations as of December 31, 2013 (in thousands):

Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Principal Payments - Secured Notes Payable	$70,634	$282,655	$118,424	$193,579	$665,292
Principal Payments - Unsecured Term Loan Facilities	—	—	200,000	370,000	570,000
Principal Payments - Unsecured Revolving Credit Facility	—	—	170,044	—	170,044
Principal Payments - Unconsolidated Joint Venture Debt at Pro Rata Share (1)	1,150	2,482	71,897	111,201	186,730
Interest Payments - Fixed-Rate Debt (2)	51,264	84,806	59,407	27,904	223,381
Interest Payments - Variable-Rate Debt (3)	2,494	4,989	2,597	—	10,080
Interest Payments - Unconsolidated Joint Venture Debt at Pro Rata Share (1)	6,482	12,782	10,468	10,962	40,694
Ground Lease Payments	273	546	549	4,782	6,150
Total	$132,297	$388,260	$633,386	$718,428	$1,872,371
__________

(1)	Unconsolidated joint venture debt excludes amounts due to our investment in CBRE Strategic Partners Asia.

(2)
Amounts include the expected net payments due under our interest rate swap agreements where in each case we have swapped our variable interest rate payments due under the debt agreements for fixed rates of interest payments.

(3)
As of December 31, 2013, our variable rate debt consisted of amounts outstanding under our unsecured revolving credit facility. The variable interest rate payments are based on LIBOR plus a spread of 1.30%. As of December 31, 2013, LIBOR was 0.167%.

Debt Maturities
The following table details our consolidated and unconsolidated debt maturities as of December 31, 2013 (in thousands):

	Consolidated Debt(1)			Unconsolidated Debt(2)			Consolidated & Unconsolidated Debt(1)(2)
	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total
2014	$16,161	54,473	$70,634	$1,150	$—	$1,150	$17,311	$54,473	$71,784
2015	16,028	132,448	148,476	1,210	—	1,210	17,238	132,448	149,686
2016	12,838	121,341	134,179	1,272	—	1,272	14,110	121,341	135,451
2017	12,028	34,327	46,355	1,338	69,151	70,489	13,366	103,478	116,844
2018	10,127	431,986	442,113	1,408	—	1,408	11,535	431,986	443,521
2019	7,447	300,786	308,233	1,481	—	1,481	8,928	300,786	309,714
2020	5,962	50,000	55,962	1,558	53,770	55,328	7,520	103,770	111,290
2021	3,742	190,448	194,190	1,172	53,220	54,392	4,914	243,668	248,582
2022	1,870	—	1,870	—	—	—	1,870	—	1,870
2023	1,987	—	1,987	—	—	—	1,987	—	1,987
Thereafter	1,337	—	1,337	—	—	—	1,337	—	1,337
Total	$89,527	$1,315,809	$1,405,336	$10,589	$176,141	$186,730	$100,116	$1,491,950	$1,592,066
__________

(1)
Consolidated debt amount includes a $170.0 million outstanding balance on the unsecured revolving credit facility as of December 31, 2013. The unsecured revolving credit facility expires January 15, 2018. We may exercise an option to extend the maturity date by one year.

(2)	Unconsolidated debt amounts are at our pro rata share of effective ownership.

Other Capital Commitments
As of December 31, 2013, we had an unfunded property acquisition commitment for 445 Airtech Parkway. On January 2, 2014, we acquired 445 Airtech Parkway located in Indianapolis, Indiana for $30.2 million exclusive of customary closing costs. The acquisition was funded using borrowings from our unsecured revolving credit facility and proceeds from the sale of properties. 445 Airtech Parkway is a 622,400 square foot distribution building and is 100% leased to the Hartz Mountain Corporation.
As of December 31, 2013, we anticipate spending $28.8 million in the next twelve months for tenant improvements and lease commissions related to our consolidated properties.
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
Beginning with the fourth quarter of 2013, we transitioned from paying distributions on a quarterly basis to a monthly basis calculated pursuant to monthly record date and distribution declaration dates.
On November 5, 2013, our Board of Trustees approved a monthly distribution of $0.042 per common share for each of the months of November and December of 2013 to be paid for the month of November on December 7, 2013 to all holders of record on November 29, 2013 and to be paid for the month of December on January 7, 2014 to all holders of record on December 31, 2013.
On December 16, 2013, our Board of Trustees approved a monthly dividend of $0.042 per common share for each of the months of January, February and March 2014. The January dividend was paid on February 7, 2014 to all shareholders of record on January 31, 2014. The February dividend will be paid on March 7, 2014, to all shareholders of record on February 28, 2014, and the March dividend will be paid on April 7, 2014, to all shareholders of record on March 31, 2014.
For the quarters ended December 31, 2013 and September 30, 2013 distributions were funded entirely by cash flows provided by operating activities.
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
The following table presents total distributions declared and paid and distributions per share as well as the source of payment of such distributions, for each of the last four quarters in the years ended December 31, 2013 and 2012 (in thousands, except per share amounts):

2013 Quarters	First	Second	Third	Fourth
Total distributions declared and paid	$37,272	$35,486	$29,562	$29,794
Distributions per share	$0.150	$0.150	$0.125	$0.126
Amount of distributions per share funded by cash flows provided by operating entities	$0.1213	$0.1053	$0.125	$0.126
Amount of distributions per share funded by uninvested proceeds from financings of our properties	$0.0287	$0.0447	$—	$—
2012 Quarters	First	Second	Third	Fourth
Total distributions declared and paid	$36,726	$37,366	$37,374	$37,418
Distributions per share	$0.150	$0.150	$0.150	$0.150
Amount of distributions per share funded by cash flows provided by operating entities	$0.1282	$0.1005	$0.1186	$0.0261
Amount of distributions per share funded by uninvested proceeds from financings of our properties	$0.0218	$0.0495	$0.0314	$0.1239
Historical Cash Flows
Our net cash provided by operating activities increased by $39.1 million to $132.7 million for the year ended December 31, 2013, compared to $93.6 million for the year ended December 31, 2012. The increase was due to Net Operating Income generated by the properties acquired or consolidated since January 1, 2012 offset by the payment of expenses to our former investment advisor during the year ended December 31, 2013 that were accrued for as of December 31, 2012.
Net cash used in investing activities decreased by $68.0 million to $271.7 million for the year ended December 31, 2013, compared to $339.7 million for the year ended December 31, 2012. The decrease was primarily due to the sale of two wholly-owned properties and the return of capital distributions received from the sale of three unconsolidated properties during the year ended December 31, 2013. These amounts are partially offset by a reduction in cash paid to acquire wholly-owned properties and an increase in contributions made to our unconsolidated entities to purchase three European properties and to repay various notes payable secured by properties held within the joint ventures. See Note 4 to our consolidated financial statements included in this report for additional information.
Net cash provided by financing activities decreased by $0.7 million to $114.7 million for the year ended December 31, 2013, compared to $115.4 million for the year ended December 31, 2012. The decrease was primarily due to the $125.0 million paid as part of our Tender Offer in the current year period and $150.8 million generated in equity raising activities during the year ended December 31, 2012 that did not recur in the current year period. In addition, during the year ended December 31, 2013, we paid distributions to our shareholders of $47.2 million more than in the prior year period primarily due to an increased number of shares outstanding and the change from quarterly distributions to monthly distributions. The decrease was partially offset by proceeds of $481.4 million generated from debt financing activities for the year ended December 31, 2013 as compared to the year ended December 31, 2012.
Off-Balance Sheet Arrangements
As of December 31, 2013, we had four Investments in Unconsolidated Entities: (i) a 5.07% ownership interest in CBRE Strategic Partners Asia; (ii) an 80% ownership interest in the Duke JV; (iii) an 80% ownership interest in the UK JV; and (iv) an 80% ownership interest in the European JV. Our investments are discussed in Note 4, to the accompanying consolidated financial statements "Investments in Unconsolidated Entities."
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
Non-GAAP Supplemental Financial Measures: FFO, Core FFO and AFFO
Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors consider presentations of operating results for REITs that use historical cost accounting to be insufficient. Consequently, the National Association of Real Estate Investment Trusts, or NAREIT, created Funds from Operations, or FFO, as a supplemental measure of REIT operating performance.
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
We believe that Core FFO appropriately presents our results of operations on a comparative basis. The items that we exclude from net income are subject to significant fluctuations from period to period that cause both positive and negative effects on our results of operations, often in inconsistent and unpredictable directions. For example, our acquisition costs are primarily the result of the volume of our acquisitions completed during each period, and therefore we believe such acquisition costs are not reflective of our operating results during each period. Similarly, unrealized gains or losses that we have recognized during a given period are based primarily upon changes in the estimated fair market value of certain of our investments due to changes in market conditions and do not necessarily reflect the operating performance of these properties during the corresponding period. During the year ended December 31, 2012, the Company began the process of transitioning from being an externally managed company to a self-managed company and we believe the costs incurred to accomplish this transition involve many costs which are being excluded to arrive at Core FFO. Lastly, we incurred certain costs during the year ended December 31, 2013, in connection with the Listing and the Tender Offer and believe the costs incurred should also be excluded to arrive at Core FFO.

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

The following table presents our FFO, Core FFO and AFFO for the years ended December 31, 2013, 2012 and 2011 (in thousands, except share data):

	Year Ended December 31,
	2013	2012	2011
Reconciliation of Net Income (Loss) to FFO, Core FFO and AFFO
Net Income (Loss)	$83,346	$(43,008)	$(19,285)
Real Estate Depreciation and Amortization	103,209	73,653	61,415
Pro Rata Share of Real Estate Depreciation and Amortization from Unconsolidated Entities	35,785	55,280	47,671
Gain on Conversion of Equity Interest to Controlling Interest	(75,763)	—	—
(Gain) Loss on Sale of Real Estate	(2,759)	413	(301)
Pro Rata Share of Gain of Sale from Unconsolidated Entities	(2,823)	—	—
Pro Rata Share of Realized Loss (Gain) on Investment in CBRE Strategic Partners Asia	2,063	(443)	—
Funds from Operations	$143,058	$85,895	$89,500
Acquisition-Related Expenses	2,690	7,752	14,464
Pro Rata Share of Acquisition-Related Expense from Unconsolidated Entities	4,249	549	—
Loss on Early Extinguishment of Debt	1,051	17,284	108
Pro Rata Share of Loss on Early Extinguishment of Debt from Unconsolidated Entities	214	—	—
Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	(1,772)	(564)	(397)
Transition and Listing Expenses	12,681	8,249	—
Pro Rata Share of Unrealized (Gain) Loss on Investment in CBRE Strategic Partners Asia	(4,046)	70	1,617
Core Funds from Operations	$158,125	$119,235	$105,292
Amortization of Non-Cash Interest Expense	(367)	862	1,230
Pro Rata Share of Amortization of Non-Cash Interest Expense from Unconsolidated Entities	529	825	2,041
Amortization of Above and Below Market Leases	6,402	2,485	2,131
Pro Rata Share of Amortization of Above/Below Market Leases from Unconsolidated Entities	(195)	610	573
Amortization of Deferred Revenue Related to Tenant Improvements	(1,185)	—	—
Share-Based Compensation	1,907	245	28
Straight-Line Rent Adjustments, Net	(10,269)	(7,491)	(9,114)
Pro Rata Share of Straight-Line Rent Adjustments, Net from Unconsolidated Entities	(4,250)	(6,470)	(3,398)
Recurring Capital Expenditures	(7,939)	(3,742)	(4,483)
Pro Rata Share of Recurring Capital Expenditures from Unconsolidated Entities	(3,288)	(1,789)	(2,574)
Adjusted Funds from Operations	$139,470	$104,770	$91,726
Amounts per Share (Basic and Diluted):
Net Income (Loss)	$0.34	$(0.17)	$(0.10)
Funds from Operations	$0.59	$0.35	$0.47
Core Funds from Operations	$0.65	$0.48	$0.55
Adjusted Funds from Operations	$0.58	$0.42	$0.48
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

Subsequent Events
On January 2, 2014, we acquired 445 Airtech Parkway located in Indianapolis, Indiana for $30.2 million exclusive of customary closing costs. The acquisition was funded using borrowings from our unsecured revolving credit facility and proceeds from the sale of properties. 445 Airtech Parkway is a 622,400 square foot distribution building and is 100% leased to the Hartz Mountain Corporation.
On January 2, 2014, we paid off the notes payable secured by Avion III and IV in the amount of approximately $20.0 million.
On January 7, 2014, we announced that we received a BBB- corporate rating from Standard and Poor's Rating Services ("S&P"). S&P also gave us a stable outlook, reflecting our high-quality real estate portfolio and selective acquisition strategy, which S&P believes will support solid revenue and earnings growth in the near future.
On January 16, 2014, the Duke JV sold an office property located in Chicago, Illinois for approximately $13.1 million.  In connection with the sale of the property, the Duke JV incurred a loss of $0.3 million during the year ended December 31, 2013.  Our pro rata share of the net proceeds of the sale following payment of customary closing expenses was approximately $10.2 million.
On January 29, 2014, our Board's independent trustees, Messrs. Charles Black, Mark Brugger, James Francis, James Orphanides and Louis Salvatore were awarded equity grants under the 2013 equity incentive plan on the following terms: (i) (x) Mr. Black was awarded 20,000 common shares, (y) Messrs. Orphanides and Salvatore each were awarded 5,000 common shares and (z) Messrs. Brugger and Francis each were awarded 1,550 common shares for a total of 33,100 common shares; and (ii) each award vested in its entirety, upon issuance.
On February 26, 2014, our Board of Trustees approved a monthly distribution of $0.042 per common share for each of the months of April, May and June of 2014. The April dividend will be paid on May 7, 2014, to all holders of record on April 30, 2014, the May dividend will be paid on June 6, 2014, to all holders of record on May 30, 2014, and the June dividend will be paid on July 8, 2014, to all holders of record on June 30, 2014.
On February 26, 2014, the Company and Operating Partnership entered in an amendment to Martin R. Reid's employment agreement, effective as of January 1, 2013, increasing Mr. Reid's annual target Long Term Incentive Award to 90,000 restricted common shares of the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES AND ABOUT MARKET RISK
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

To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on its outstanding hedging instruments. We applied various basis point spreads to the underlying interest rate curves of the derivative portfolio in order to determine the instruments’ change in fair value. The following tables summarize the results of the analysis performed for the years ended December 31, 2013 and 2012, respectively (amounts in thousands):

			Effects of Change in Interest Rates as of
Type of Instrument	Notional Amount	Maturity Date	December 31, 2013
			-100 Basis Points	-50 Basis Points	+50 Basis Points	+100 Basis Points

Qualifying Interest Rate Swap on Maskew Retail Park Debt(1)	$23,161	August 10, 2014	(75)	(64)	64	128
Qualifying Interest Rate Swap on Point West I Debt	$11,041	December 6, 2016	(195)	(133)	147	299
Qualifying Interest Rate Swap on WF Term Loan #2	$200,000	March 7, 2018	(8,212)	(4,175)	3,757	7,546
Qualifying Interest Rate Swap on Atrium I	$22,516	May 31, 2018	(849)	(446)	419	843
Qualifying Interest Rate Swap on WF Term Loan #3	$200,000	January 15, 2019	(9,712)	(4,935)	4,518	9,040
Qualifying Interest Rate Swap on Easton III debt	$6,466	January 31, 2019	(288)	(151)	139	280
Qualifying Interest Rate Swap on TD Term Loan	$50,000	March 6, 2020	(2,883)	(1,446)	1,330	2,645
Qualifying Interest Rate Swap on Capital One Term Loan	$120,000	January 31, 2021	(8,055)	(4,115)	3,610	7,264
__________

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.

			Effects of Change in Interest Rates as of
Type of Instrument	Notional Amount	Maturity Date	December 31, 2012
			-100 Basis Points	-50 Basis Points	+50 Basis Points	+100 Basis Points

Non-qualifying Interest Rate Swap on Thames Valley Retail Park Debt (1)	$9,160	May 30, 2013	(12)	(12)	12	23
Non-qualifying Interest Rate Swap on Albion Mills Debt(1)	$9,280	October 10, 2013	(37)	(35)	35	69
Qualifying Interest Rate Swap on Maskew Retail Park Debt(1)	$22,698	August 10, 2014	(200)	(177)	175	348
__________

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.
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
A 100 basis point increase or decrease in interest rates would increase or decrease the fair market value of our notes payable by $21.0 million at December 31, 2013. In addition, a 100 basis point increase or decrease in interest rates would either increase or decrease annual variable interest expense by approximately $0.2 million on the Maskew Retail Park property.
In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Part IV Item 15 beginning on page F-2 of this Annual Report on Form 10-K incorporated herein by reference.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Controls Over Financial Reporting
No changes in internal control over financial reporting occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees of
Chambers Street Properties
Princeton, New Jersey
We have audited the internal control over financial reporting of Chamber Street Properties and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated March 3, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 3, 2014

ITEM 9B.	OTHER INFORMATION
None.
PART III.

ITEM 10.	TRUSTEES, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, expected to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, on or about April 10, 2014 (the "2014 Proxy Statement"), and is incorporated herein by reference in accordance with General Instruction G.(3) to Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 will be set forth in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS
The information required by Item 12 will be set forth in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND TRUSTEE INDEPENDENCE
The information required by Item 13 will be set forth in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 will be set forth in the 2014 Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	Financial Statements and Schedules
Reference is made to the “Index to Consolidated Financial Statements” of this report and the Consolidated Financial Statements included herein, beginning on page F-2.

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

3.3
Form of Certificate for Common Shares (Previously filed as Exhibit 4.1 to the Registration Statement on Form S-3 (No. 333-192137) automatically effective upon filing on November 6, 2013 and incorporated herein by reference).

10.1	2013 Equity Incentive Plan (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35933) filed June 4, 2013 and incorporated herein by reference).
10.2	Form of Indemnification Agreement (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35933) filed June 26, 2013 and incorporated herein by reference).
10.3	Form of Liquidity Award Agreement (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35933) filed June 26, 2013 and incorporated herein by reference).
10.4	Form of Share Award Agreement (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35933) filed June 26, 2013 and incorporated herein by reference).
10.5
Third Amended and Restated Agreement of Limited Partnership, by and among CB Richard Ellis Realty Trust and the limited partners named therein, dated April 27, 2012 (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File 000-53200) filed April 30, 2012 and incorporated herein by reference).

10.6
Amendment No. 1 to the Third Amended and Restated Agreement of Limited Partnership, by and among Chambers Street Properties and the limited partners named therein, entered into as of July 1, 2012 (Previously filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q (File 000-53200) filed August 14, 2012 and incorporated herein by reference).

10.7
Credit Agreement, dated August 30, 2007, by and among CBRE Operating Partnership, L.P. and CBRERT Carolina TRS, Inc., as borrowers, CB Richard Ellis Realty Trust, Bank of America, N.A. as Administrative Agent, and the other lenders thereto (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-127405) filed September 5, 2007 and incorporated herein by reference).

10.8
Contribution Agreement, dated May 5, 2008, by and among Duke Realty Limited Partnership, Duke/Hulfish, LLC and CBRE Operating Partnership, L.P. (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-53200) filed May 6, 2008 and incorporated herein by reference).

10.9
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

10.11
Shareholders’ Agreement by and among Goodman Europe Development Trust, RT Princeton CE Holdings, LLC and Goodman Princeton Holdings (LUX) S.À R.L., dated June 10, 2010 (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-53200) filed August 13, 2010 and incorporated herein by reference).

10.12
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

10.14
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

10.17
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

10.19
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

10.20
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

10.24
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

10.26
Employment Agreement by and among Chambers Street Properties, CSP Operating Partnership, LP and Jack A. Cuneo (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File 000-53200) filed October 1, 2012 and incorporated herein by reference).

10.27
Employment Agreement by and among Chambers Street Properties, CSP Operating Partnership, LP and Philip L. Kianka (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File 000-53200) filed October 1, 2012 and incorporated herein by reference).

Exhibit No.

10.28
Employment Agreement by and among Chambers Street Properties, CSP Operating Partnership, LP and Martin A. Reid (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File 000-53200) filed October 1, 2012 and incorporated herein by reference).

10.29
Omnibus Agreement, by and between Duke Realty Limited Partnership and CSP Operating Partnership, LP dated January 29, 2013 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File 000-53200) filed January 31, 2013 and incorporated herein by reference).

10.30
First Amendment to the Amended and Restated Limited Liability Company Agreement of Duke/Hulfish, LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File 000-53200) filed March 7, 2013 and incorporated herein by reference).

10.31
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

10.32
Equity Distribution Agreement, dated November 6, 2013, by and among the Company, CSP OP and Wells Fargo Securities, LLC (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35933) filed November 7, 2013 and incorporated herein by reference).

10.33
Equity Distribution Agreement, dated November 6, 2013, by and among the Company, CSP OP and Citigroup Global Markets Inc. (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35933) filed November 7, 2013 and incorporated herein by reference).

10.34
Equity Distribution Agreement, dated November 6, 2013, by and among the Company, CSP OP and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35933) filed November 7, 2013 and incorporated herein by reference).

10.35
Equity Distribution Agreement, dated November 6, 2013, by and among the Company, CSP OP and RBC Capital Markets, LLC (Previously filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-35933) filed November 7, 2013 and incorporated herein by reference).

10.36	First Amendment to Employment Agreement by and among Chambers Street Properties, CSP OP and Martin A. Reid, filed herewith.
12.1	Statement of Computation of Ratios, filed herewith.
21.1	List of Subsidiaries of Chambers Street Properties, filed herewith.
23.1	Consent of Deloitte & Touche LLP, filed herewith.
23.2	Consent of KPMG LLP, filed herewith.
24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101*
The following materials from Chambers Street Properties’ Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity and Non-Controlling Interest and (v) the Notes to the Consolidated Financial Statements, filed herewith.

CHAMBERS STREET PROPERTIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees of
Chambers Street Properties
Princeton, New Jersey
We have audited the accompanying consolidated balance sheets of Chambers Street Properties and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Duke/Hulfish, LLC ("Duke"), the Company’s investment in which is accounted for by use of the equity method. The Company’s equity in the net assets of Duke was $292,548,000 and $344,511,000 as of December 31, 2013 and 2012, respectively, and its equity in the net income (loss) of Duke was $3,914,000, ($786,000), and $2,606,000 for the years ended December 31, 2013, 2012, and 2011, respectively. The financial statements of Duke were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Duke, is based solely on the report of the other auditors.
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
In our opinion, based on our audits and the report of the other auditors (as to the amounts included for Duke/Hulfish, LLC), such consolidated financial statements present fairly, in all material respects, the financial position of Chambers Street Properties and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and (as to the amounts included for Duke) the report of the other auditors, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting based on our audit.
/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 3, 2014

CHAMBERS STREET PROPERTIES
Consolidated Balance Sheets
as of December 31, 2013 and 2012
(In Thousands, Except Share Data)

	December 31,
	2013	2012

ASSETS
Investments in Real Estate:
Land	$639,382	$538,229
Land Available for Expansion	24,631	22,393
Buildings and Improvements	1,606,209	1,172,318
Construction in Progress - VIE	—	76,826
	2,270,222	1,809,766
Less: Accumulated Depreciation and Amortization	(195,778)	(132,129)
Net Investments in Real Estate	2,074,444	1,677,637
Investments in Unconsolidated Entities	514,802	515,829
Cash and Cash Equivalents	83,007	107,355
Restricted Cash	15,236	10,998
Tenant and Other Receivables, Net	10,394	6,675
Deferred Rent	35,499	25,210
Deferred Leasing Costs and Intangible Assets, Net	248,872	199,058
Deferred Financing Costs, Net	11,585	8,322
Prepaid Expenses and Other Assets	16,757	3,778
Total Assets	$3,010,596	$2,554,862
LIABILITIES, NON-CONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY
LIABILITIES
Secured Notes Payable, Net	$681,200	$502,232
Unsecured Term Loan Facilities	570,000	—
Unsecured Revolving Credit Facility	170,044	265,000
Accounts Payable, Accrued Expenses and Other Liabilities ($0 and $24,531 of VIE, respectively)	50,053	53,390
Intangible Liabilities, Net	28,070	25,994
Prepaid Rent and Security Deposits	16,648	10,005
Distributions Payable	9,931	37,418
Total Liabilities	1,525,946	894,039
COMMITMENTS AND CONTINGENCIES (NOTE 14)
NON-CONTROLLING INTERESTS
Operating Partnership Units	—	2,464
Class B Interest	—	200
Non-Controlling Interest—Variable Interest Entity	—	826
SHAREHOLDERS' EQUITY
Common Shares of Beneficial Interest, $0.01 par value, 990,000,000 shares authorized; 236,463,981 and 249,664,156 issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	2,359	2,494
Additional Paid-in-Capital	2,067,008	2,203,888
Accumulated Deficit	(589,313)	(540,462)
Accumulated Other Comprehensive Income (Loss)	4,596	(8,587)
Total Shareholders' Equity	1,484,650	1,657,333
Total Liabilities, Non–Controlling Interests and Shareholders' Equity	$3,010,596	$2,554,862

See accompanying notes to consolidated financial statements.

CHAMBERS STREET PROPERTIES
Consolidated Statements of Operations
For the Years Ended December 31, 2013, 2012 and 2011
(In Thousands, Except Share Data)

	Year Ended December 31,
	2013	2012	2011
REVENUES
Rental	$196,706	$145,432	$119,081
Tenant Reimbursements	53,306	33,411	26,735
Total Revenues	250,012	178,843	145,816
EXPENSES
Property Operating	31,221	21,464	19,191
Real Estate Taxes	37,971	22,636	17,650
General and Administrative	23,138	14,660	5,132
Investment Management Fee	489	29,695	20,908
Acquisition-Related	2,690	7,752	14,464
Depreciation and Amortization	102,793	72,383	60,353
Transition and Listing	12,681	8,249	—
Total Expenses	210,983	176,839	137,698
OTHER INCOME AND EXPENSES
Interest and Other Income	1,321	2,235	1,607
Interest Expense	(47,295)	(33,845)	(33,261)
Interest Expense and Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	614	(118)	(303)
Loss on Early Extinguishment of Debt	(1,051)	(17,284)	(108)
Gain on Conversion of Equity Interest to Controlling Interest	75,763	—	—
Total Other Income (Expenses)	29,352	(49,012)	(32,065)
Income (Loss) Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	68,381	(47,008)	(23,947)
Provision For Income Taxes	(287)	(266)	(456)
Equity in Income of Unconsolidated Entities	12,111	3,959	3,590
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	80,205	(43,315)	(20,813)
DISCONTINUED OPERATIONS
Income from Discontinued Operations	382	720	1,227
Gain (Loss) on Sale of Real Estate	2,759	(413)	301
TOTAL INCOME FROM DISCONTINUED OPERATIONS	3,141	307	1,528
NET INCOME (LOSS)	83,346	(43,008)	(19,285)
Net (Income) Loss Attributable to Non-Controlling Operating Partnership Units	(82)	32	26
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$83,264	$(42,976)	$(19,259)
Basic and Diluted Net Income (Loss) Per Share from Continuing Operations Attributable to Common Shareholders	$0.33	$(0.17)	$(0.11)
Basic and Diluted Net Income (Loss) Per Share Attributable to Common Shareholders	$0.34	$(0.17)	$(0.10)
Weighted Average Common Shares Outstanding-Basic and Diluted	242,379,680	248,154,277	192,042,918

See accompanying notes to consolidated financial statements.

CHAMBERS STREET PROPERTIES
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2013, 2012 and 2011
(In Thousands)

	Year Ended December 31,
	2013	2012	2011
NET INCOME (LOSS)	$83,346	$(43,008)	$(19,285)
Foreign Currency Translation Gain (Loss)	7,834	4,415	(820)
Swap Fair Value Adjustments	5,349	10,662	(11,169)
COMPREHENSIVE INCOME (LOSS)	96,529	(27,931)	(31,274)
Comprehensive (Income) Loss Attributable to Non-Controlling Operating Partnership Units	(85)	17	37
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$96,444	$(27,914)	$(31,237)

See accompanying notes to consolidated financial statements.

CHAMBERS STREET PROPERTIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013, 2012 and 2011
(In Thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$83,346	$(43,008)	$(19,285)
Adjustments to Reconcile Net Income (Loss) to Net Cash Flows Provided by Operating Activities:
Equity in Income of Unconsolidated Entities	(12,111)	(3,959)	(3,590)
Distributions from Unconsolidated Entities	40,710	40,005	23,666
Gain on Interest Rate Swaps	(1,772)	(564)	(397)
Loss on Early Extinguishment of Debt	1,147	2,961	79
(Gain) Loss on Sale of Real Estate	(2,759)	413	(301)
Unrealized Gain on Conversion of Equity Investment to Controlling Interest	(75,763)	—	—
Depreciation and Amortization	103,400	73,653	61,415
Amortization of Non-Cash Interest Expense	(367)	862	1,230
Amortization of Above and Below Market Leases	6,402	2,485	2,131
Share-Based Compensation	5,713	445	28
Straight-Line Rent Adjustment	(10,269)	(7,491)	(9,114)
Changes in Assets and Liabilities:
Tenant and Other Receivables	(3,737)	(1,639)	641
Prepaid Expenses and Other Assets	(5,935)	(3,080)	(1,969)
Accounts Payable, Accrued Expenses and Other Liabilities	4,657	32,481	4,221
Net Cash Flows Provided By Operating Activities	132,662	93,564	58,755
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Real Property	(115,377)	(266,491)	(192,899)
Proceeds from Sales of Real Estate	30,541	2,885	23,596
Investments in Unconsolidated Entities	(210,745)	(45,568)	(141,632)
Distributions from Unconsolidated Entities	50,908	32,468	—
Acquisition Deposit	(2,750)	—	—
Restricted Cash	(2,664)	(2,431)	(7,854)
Lease Commissions	(993)	(1,834)	(2,347)
Improvements to Variable Interest Entity	(11,254)	(55,998)	(2,230)
Improvements to Investments in Real Estate	(9,332)	(2,743)	(9,800)
Net Cash Flows Used in Investing Activities	(271,666)	(339,712)	(333,166)

CHAMBERS STREET PROPERTIES
Consolidated Statements of Cash Flows (continued)
For the Years Ended December 31, 2013, 2012 and 2011 (unaudited)
(In Thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from Common Shares—Public Offering	—	150,814	586,950
Redemption of Common Shares	(47,429)	(52,912)	(39,240)
Repurchase and Cancellation of Common Shares	(125,000)	—	—
Repurchase and Cancellation of Vested Shares	(1,585)	—	—
Payment of Distributions	(126,021)	(78,830)	(60,203)
Distribution to Non-Controlling Interest Operating—Partnership Units	(111)	(148)	(148)
Redemption of Class A - Operating Partnership Units	(2,279)	—	—
(Acquisition of)/Contribution from Non-Controlling Interest—Variable Interest Entity	(3,474)	140	686
Borrowings on Unsecured Revolving Credit Facility	454,087	265,000	50,000
Principal Payments on Unsecured Revolving Credit Facility	(549,043)	(25,000)	(85,000)
Proceeds from Secured Notes Payable	6,388	—	—
Proceeds from Unsecured Term Loan Facilities	570,000	—	81,700
Principal Payments on Secured Notes Payable	(53,823)	(137,272)	(67,730)
Payment of Financing Costs	(7,015)	(6,420)	(2,501)
Net Cash Flows Provided by Financing Activities	114,695	115,372	464,514
EFFECT OF FOREIGN CURRENCY TRANSLATION	(39)	(146)	(44)
Net (Decrease) Increase in Cash and Cash Equivalents	(24,348)	(130,922)	190,059
Cash and Cash Equivalents, Beginning of Year	107,355	238,277	48,218
Cash and Cash Equivalents, End of Year	$83,007	$107,355	$238,277
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for Interest	$46,085	$33,056	$31,911
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distributions Declared and Payable	$9,931	$37,418	$32,785
Non-Cash Reinvestment from Dividend Reinvestment Program	$33,580	$65,421	$46,193
Application of Deposit to Investment in Unconsolidated Entity	$—	$—	$7,500
Application of Deposit to Purchase Price of Real Estate	$—	$—	$12,505
Accrued Acquisition Costs Related to Real Property	$—	$—	$383
Duke JV Contribution/Distribution—Amazon Expansion	$19	$697	$25,364
Notes Payable Assumed on Acquisitions of Real Estate	$216,011	$—	$253,119
Conversion of Duke JV Equity Investment to Controlling Interest	$139,558	$—	$—
Accounts Payable and Accrued Expenses—Construction In Progress	$727	$3,264	$3,305
Accrued Offering Costs	$—	$—	$2,107

See accompanying notes to consolidated financial statements.

CHAMBERS STREET PROPERTIES
Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 2013, 2012 and 2011
(In Thousands, Except Share Data)

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2011	164,511,253	$1,645	$1,446,559	$(214,216)	$(11,686)	$1,222,302
Net Loss Attributable to Common Shareholders	—	—	—	(19,259)	—	(19,259)
Other Comprehensive Loss	—	—	—	—	(11,978)	(11,978)
Net Contributions From Public Offering of Common Shares, $0.01 Par Value	70,704,939	707	703,362	—	—	704,069
Share-Based Compensation	3,000	—	28	—	—	28
Costs Associated with Public Offering	—	—	(72,001)	—	—	(72,001)
Redemption of Common Shares	(4,263,559)	(43)	(39,197)	—	—	(39,240)
Adjustment to Record Non-Controlling Interest at Redemption Value	—	—	(185)	—	—	(185)
Distributions ($0.600 per share)	—	—	—	(115,127)	—	(115,127)
Balance as of December 31, 2011	230,955,633	2,309	2,038,566	(348,602)	(23,664)	1,668,609
Net Loss Attributable to Common Shareholders	—	—	—	(42,976)	—	(42,976)
Other Comprehensive Income	—	—	—	—	15,077	15,077
Net Contributions From Public Offering of Common Shares, $0.01 Par Value	24,057,013	241	236,438	—	—	236,679
Share-Based Compensation	300,000	—	245	—	—	245
Costs Associated with Public Offering	—	—	(18,337)	—	—	(18,337)
Redemption of Common Shares	(5,648,490)	(56)	(52,856)	—	—	(52,912)
Adjustment to Record Non-Controlling Interest at Redemption Value	—	—	(168)	—	—	(168)
Distributions ($0.600 per share)	—	—	—	(148,884)	—	(148,884)
Balance as of December 31, 2012	249,664,156	2,494	2,203,888	(540,462)	(8,587)	1,657,333
Net Income Attributable to Common Shareholders	—	—	—	83,264	—	83,264
Other Comprehensive Income	—	—	—	—	13,183	13,183
Net Contributions From DRIP of Common Shares, $0.01 Par Value	3,534,649	36	33,544	—	—	33,580
Share-Based Compensation	816,426	5	5,908	—	—	5,913
Repurchase and Cancellation of Vested Shares	(178,078)	(2)	(1,583)	—	—	(1,585)
Redemption of Common Shares	(4,996,935)	(50)	(47,379)	—	—	(47,429)
Adjustment to Record Non-Controlling Interest at Redemption Value	—	—	154	—	—	154
Acquisition of Non-controlling Interest - VIE	—	—	(2,648)	—	—	(2,648)
Repurchase and Cancellation of Common Shares	(12,376,237)	(124)	(124,876)	—	—	(125,000)
Distributions ($0.551 per share)	—	—	—	(132,115)	—	(132,115)
Balance as of December 31, 2013	236,463,981	$2,359	$2,067,008	$(589,313)	$4,596	$1,484,650

See accompanying notes to consolidated financial statements.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013, 2012 and 2011
Unless the context otherwise requires or indicates, references to "we," "the Company" "our," and "us" refer to the activities of and the assets and liabilities of the business and operations of Chambers Street Properties and its subsidiaries.
1. Organization and Nature of Business
Chambers Street Properties (NYSE: CSG) is a self-administered real estate investment trust ("REIT") that focuses on acquiring, owning and managing net leased industrial and office properties leased to creditworthy tenants. We were formed under the laws of the state of Maryland on March 30, 2004, and have elected to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986 (the "Internal Revenue Code") beginning with the taxable period ended December 31, 2004.
We operate in an umbrella partnership REIT structure in which our operating partnership, CSP Operating Partnership, LP ("CSP OP"), indirectly owns substantially all of the properties acquired on our behalf. CSP OP was formed in Delaware on March 30, 2004, and we are the 100% owner and sole general partner. For each interest in our common shares of beneficial interest $0.01 par value (the "common shares"), that we issue, an equal interest in the limited partnership units of CSP OP is issued to us in exchange for the cash proceeds from the issuance of the interest in our common shares. On August 19, 2013, we redeemed for cash 246,361 Class A limited partnership units, representing approximately a 0.10% ownership of the total limited partnership units, which were owned by CBRE REIT Holdings, LLC ("REIT Holdings"), an affiliate of CBRE Advisors LLC (the "former investment advisor"). On November 26, 2013, we redeemed the Class B limited partnership interest owned by REIT Holdings ("Class B Interest"). As a result, as of December 31, 2013, we owned 100% of the limited partnership units of CSP OP directly or indirectly through a wholly-owned taxable REIT subsidiary ("TRS").
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
On May 21, 2013, we listed our common shares on the New York Stock Exchange (the "NYSE") under the symbol "CSG" (the "Listing") and concurrently commenced a modified "Dutch Auction" tender offer to purchase up to $125.0 million in value of the common shares (the "Tender Offer") from our shareholders. As a result of the Tender Offer, on June 26, 2013, we accepted for purchase 12,376,237 common shares at a purchase price of $10.10 per share, for an aggregate cost of approximately $125.0 million, excluding fees and expenses relating to the Tender Offer. As of December 31, 2013, we had 236,463,981 common shares issued and outstanding.
As of December 31, 2013, we owned, on a consolidated basis, 99 industrial (primarily warehouse/distribution), office and retail properties located in 18 U.S. states (Arizona, California, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Maryland, Massachusetts, Minnesota, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Texas and Virginia) and in the United Kingdom, encompassing approximately 22.5 million net rentable square feet. Our consolidated properties were approximately 95.0% leased (based upon rentable square feet) (unaudited) as of December 31, 2013. As of December 31, 2013, 74 of our consolidated properties were net leased to single tenants, which encompassed approximately 18.1 million rentable square feet (unaudited).
We had ownership interests in four unconsolidated entities that, as of December 31, 2013, owned interests in 33 properties. Excluding those properties owned through our investment in CB Richard Ellis Strategic Partners Asia II-A, L.P. ("CBRE Strategic Partners Asia"), we owned, on an unconsolidated basis, 30 industrial (primarily warehouse/distribution) and office properties located in eight U.S. states (Arizona, Florida, Illinois, Indiana, North Carolina, Ohio, Tennessee and Texas) and three countries in Europe (France, Germany and the United Kingdom), encompassing approximately 12.8 million rentable square feet (unaudited). Our unconsolidated properties were approximately 99.1% leased (based upon rentable square feet) (unaudited) as of December 31, 2013. As of December 31, 2013, 20 of our unconsolidated properties were net leased to single tenants, which encompassed approximately 11.3 million rentable square feet (unaudited).

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("U.S. GAAP") and reflect the accounts of the Company, CSP OP and its consolidated subsidiaries. The Company consolidates its wholly-owned properties and joint ventures it controls through either 1) voting rights or similar rights or 2) by means other than voting rights if the Company is deemed to be the primary beneficiary of a variable interest entity ("VIE"). All significant intercompany accounts and transactions are eliminated in consolidation.
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
Investment in Unconsolidated Entities
We determine if an entity is a VIE based on several factors, including whether the entity's total equity investment at risk upon inception is sufficient to finance the entity's activities without additional subordinated financial support. We make judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, then a quantitative analysis, if necessary. In a quantitative analysis, we incorporate various estimates, including estimated future cash flows, asset holding periods and discount rates, as well as estimates of the probabilities of the occurrence of various scenarios occurring. If the entity is a VIE, we then determine whether to consolidate the entity as the primary beneficiary. We determine whether an entity is a VIE and, if so, whether it should be consolidated by utilizing judgments and estimates that are inherently subjective. If we made different judgments or utilized different estimates in these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not we consolidate such entity.
With respect to our majority limited membership interests in the Duke/Hulfish, LLC joint venture (the "Duke JV"), the Afton Ridge Joint Venture, LLC ("Afton Ridge"), the Goodman Princeton Holdings (Jersey) Limited joint venture (the "UK JV") and the Goodman Princeton Holdings (LUX) SARL joint venture (the "European JV"), we considered the Accounting Standards Codification ("ASC") Topic "Consolidation" ("FASB ASC 810") in determining that we did not have control over the financial and operating decisions of such entities due to the existence of substantive participating rights held by the minority limited members who are also the managing members of the Duke JV and Afton Ridge, and the investment advisors/managers of the UK JV and the European JV, respectively. Additionally, we concluded that each of these entities was under the shared control of its' limited members. The accounting policies applied by each of these entities are consistent with those applied by us.
We carry our investments in our joint ventures using the equity method of accounting because we have the ability to exercise significant influence (but not control) over operating and financial policies of each such entity. We eliminate transactions with such equity method entities to the extent of our ownership in each such entity. Accordingly, our share of net income (loss) of these equity method entities is included in consolidated net income (loss).
Our determination of the appropriate accounting method with respect to our investment in CBRE Strategic Partners Asia, which is not considered a Variable Interest Entity ("VIE"), is partially based on CBRE Strategic Partners Asia's sufficiency of equity investment at risk which was triggered by a substantial paydown during 2009 of its subscription line of credit, which is backed by investor capital commitments to fund its operations. We account for this investment under the equity method of accounting.
CBRE Strategic Partners Asia is a limited partnership that qualifies for specialized industry accounting for investment companies. Specialized industry accounting allows investment companies to carry their investments at fair value, with changes in the fair value of the investments recorded in the statement of operations. On the basis of the guidance in ASC 970-323, the Company accounts for its investment in CBRE Strategic Partners Asia under the equity method. As a result, and in accordance with ASC 810-10-25-15 the specialized accounting treatment, principally the fair value basis applied by CBRE Strategic Partners Asia under the investment company guide, is retained in the recognition of equity method earnings in the statement of operations of the Company. See Note 13 "Fair Value of Financial Instruments and Investments" for further discussion of the application of the fair value accounting to our investment in CBRE Strategic Partners Asia.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

Consolidated Variable Interest Entities
In October 2011, one of our consolidated subsidiaries, RT Atwater Holding, LLC, entered into a real estate development venture with a subsidiary of the Trammel Crow Company ("TCC"), a wholly-owned subsidiary of CBRE Group, Inc., a former related party of ours, whereby we own 95% of the newly formed entity and TCC owns the remaining 5% of the entity. The new entity, RT/TC Atwater, LP ("Atwater"), was formed for the purpose of developing and then operating a build-to-suit suburban office and research facility for a single tenant that has agreed to a minimum lease term of 12 years starting from the completion of construction of the facility. Through the provisions of the Atwater, LP agreement, we and TCC collectively have the power to direct the activities that most significantly impact the economic performance of Atwater. Atwater was deemed a variable interest entity and we were the entity within the related party group determined to be most closely associated with Atwater. We began to consolidate the entity at its inception in October 2011. The construction of the Atwater property was substantially complete and ready for its intended use in January 2013 and upon substantial completion we acquired our outside partner's 5% interest in the project for approximately $3.5 million.
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
Cash Equivalents
We consider short-term investments with maturities of three months or less when purchased to be cash equivalents. As of December 31, 2013 and 2012, cash equivalents consisted primarily of investments in money market funds.
Restricted Cash
Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of December 31, 2013 and 2012, our restricted cash balance was $15.2 million and $11.0 million, respectively, which represented amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by our agreements with our lenders.
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

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

Accounting for Derivative Financial Instruments and Hedging Activities
All of our derivative instruments are carried at fair value on the balance sheet. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. We periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within shareholders' equity. Only the effective portion of qualifying hedging relationships are recorded to other comprehensive income with the ineffective portion recorded to earnings. Calculation of the fair value of derivative instruments also requires management to use estimates. Amounts will be reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings
We have certain interest rate swap derivatives that are designated as qualifying cash flow hedges and follow the accounting treatment discussed above. We also have certain interest rate swap derivatives that do not qualify for hedge accounting, and accordingly, changes in fair values are recognized in current earnings.
Investments in Real Estate and Related Long Lived Assets (Impairment Evaluation)
Our investments in real estate is stated at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Asset Description	Depreciable Lives
Buildings and Improvements	39 years
Site Improvements	15 and 25 years
Tenant Improvements	Shorter of the useful lives or the terms of the related leases
Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. Repairs and maintenance are charged to expense as incurred. Land available for expansion is recorded at cost and separated out accordingly.
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
We evaluate our investments in unconsolidated entities for indicators of impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in value of the Company's investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment's carrying amount over its estimated fair value. If a property level impairment is recorded by an unconsolidated entity related to its assets, the Company's proportionate share is reflected in the equity in loss from unconsolidated entities with a corresponding decrease to its investment in unconsolidated entities. In the event the property were to be under development, the estimate of future cash flows includes all future expenditures necessary to develop the property. If the carrying amount exceeds the aggregate future cash flows, we would recognize an impairment loss to the extent the carrying amount exceeds the fair market value of the property
Additionally, the Company considers various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, intent and ability for the Company to recover its investment in the entity, financial condition and long-term prospects of the entity and its underlying real estate assets, short-term liquidity needs of the unconsolidated entity, trends in the economic

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

environments or leasing markets where its real estate assets are located, overall projected returns on investment, and any defaults under contracts with third parties (including bank debt). If the Company believes that the decline in the fair value of the investment is temporary, then no impairment is recorded.
No impairments of long-lived assets were recognized during the years ended December 31, 2013, 2012 and 2011.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Prepaid insurance and real estate taxes	$2,699	$2,014
Tenant lease inducement, net	3,274	—
Acquisition deposit	2,750	—
Asset derivatives	5,211	—
Other	2,823	1,764
Total	$16,757	$3,778
Purchase Accounting for Acquisition of Investments in Real Estate
We apply the business combination method to all acquired real estate investments. The purchase consideration of the real estate is allocated to the acquired tangible assets, consisting primarily of land, site improvements, building and tenant improvements and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, value of tenant relationships and acquired ground leases, based in each case on their fair values. Loan premiums, in the case of above-market rate loans, or loan discounts, in the case of below-market loans, will be recorded based on the fair value of any loans assumed in connection with acquiring the real estate.
The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to all land (or acquired ground lease if the land is subject to a ground lease) and site improvements based on management's determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property by underwriting the property as if it were vacant and subsequently re-leased at the market. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses associated with the property. Management also estimates costs to execute similar leases including leasing commissions and tenant improvements.
In allocating the purchase consideration of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases; and (ii) management's estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the remaining non-cancelable term of the lease and, for below-market leases, over a period equal to the initial term plus any below-market fixed rate renewal periods. The capitalized below-market lease values, also referred to as acquired lease obligations, are amortized as an increase to rental income over the initial terms of the respective leases and any below-market fixed rate renewal periods. The capitalized above-market lease values are amortized as a decrease to rental income over the initial terms of the prospective leases.
The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the estimated cost of operations during a theoretical lease-up period to replace in-place leases, including lost revenues and any unreimbursed operating expenses, plus an estimate of deferred leasing commissions for in-place leases. This aggregate value is allocated between in-place lease value and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease; however, the value

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

of tenant relationships has not been separated from in-place lease value for the real estate acquired as such value and its consequence to amortization expense is immaterial for these particular acquisitions. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written-off.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). In the accompanying consolidated balance sheets, accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and swap fair value adjustments for the qualifying portion of designated hedges.
Revenue Recognition and Valuation of Receivables
All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $14.5 million and $17.8 million as security for such leases at December 31, 2013 and 2012, respectively.
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
Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management's determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $24,000 and $11,000 as of December 31, 2013 and 2012, respectively. During the years ended December 31, 2013 and 2012, we wrote off approximately $0.2 million and $0.4 million, respectively, of uncollectible receivables. We did not write off any uncollectible rent receivables in 2011.
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
The carrying value of our United Kingdom assets and liabilities fluctuate due to changes in the exchange rate between the USD and the GBP. The exchange rate of the USD to the GBP was $1.6573 and $1.6242 at December 31, 2013 and 2012, respectively. The profit and loss weighted average exchange rate of the USD to the GBP was approximately $1.5628, $1.5865 and $1.6089 for the years ended December 31, 2013, 2012 and 2011, respectively.
The carrying value of our assets and liabilities held within our European JV fluctuate due to changes in the exchange rate between the USD and the EUR. The exchange rate of the USD to the EUR was $1.3753 and $1.3189 at December 31, 2013 and 2012. The profit and loss weighted average exchange rate of the USD to the EUR was approximately $1.3248, $1.2877 and $1.4000 for the years ended December 31, 2013, 2012 and 2011, respectively.
Transition and Listing Expenses
We incurred certain costs in connection with our transition from being an externally managed company to a self-managed company ("Transition Costs"). These Transition Costs consisted of legal, consulting and other third-party service provider costs incurred by us in order to execute on our Board of Trustees' decision to become a self-managed company. The Transition Costs included legal and consulting costs resulting from the amendment of our management structure and various corporate relationships, including with respect to our relations with the former

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

investment advisor, exploring and implementing strategic alternatives for information technology, office space and personnel needs, among other expenses. The Transition Costs were primarily incurred during 2012, with the exception of $0.7 million incurred during 2013 as a final settlement of the Transition Services Agreement.
We incurred certain costs in connection with our Listing and our Tender Offer in 2013. These listing expenses consisted of legal, investment banking, share-based compensation, consulting and other third-party service provider costs incurred by us in order to complete our Listing and Tender Offer. Listing costs totaling $12.0 million were incurred during the year ended December 31, 2013. Of the listing expenses incurred through December 31, 2013, $3.8 million was attributable to share-based compensation.
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
ASC 740-10 Income Taxes requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We did not have a liability for any unrecognized benefits as of December 31, 2013. The tax years from 2008 through 2012 remain open to examination by the taxing jurisdictions to which the company is subject.
Included as a component of our tax provision, we have incurred income and other taxes (franchise, local and state government and international) related to our continuing operations in the amount of $0.3 million, $0.3 million and 0.5 million during the years ended December 31, 2013, 2012 and 2011, respectively. The United Kingdom taxes real property operating results at a statutory rate of 20%. The United Kingdom taxable losses to date have generated a deferred tax asset of approximately $0.5 million consisting of these net operating loss carryforwards. We have provided for a full valuation allowance of $0.5 million as of December 31, 2013 on deferred tax assets because it is not likely that future operating profits in the United Kingdom would be sufficient to absorb the net operating losses.
During 2010, we made taxable REIT subsidiary elections for two held for sale property subsidiaries. The elections, effective for the tax year beginning January 1, 2010 and future years, were made pursuant to section 856(i) of the Internal Revenue Code. In the third quarter of 2011 both properties were sold and the TRS's were subsequently liquidated. The taxable income for the TRS's for the year ended December 31, 2011 was $345,000 and accordingly, we recorded a provision for income taxes of $122,000. No amounts related to the TRSs were recorded in 2012 and 2013.
ASC 740 requires that entities taxed as corporations recognize tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Since the Company has liquidated its TRS and believes it has satisfied all requisite REIT compliance tests, no amount of deferred tax asset or liability has been recorded as of December 31, 2013, other than as mentioned above regarding United Kingdom tax liabilities.
Deferred Financing Costs and Note Premiums/Discounts
Direct costs incurred in connection with obtaining financing are amortized over the respective term of the loan on a straight-line basis, which approximates the effective interest method.
Discounts/premiums on notes payable are amortized to interest expense based on the effective interest method.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

Fair Value of Financial Instruments and Investments
We generally determine or calculate the fair value of financial instruments using appropriate present value or other valuation techniques, such as discounted cash flow analyses, incorporating available market discount rate information for similar types of instruments and our estimates for non-performance and liquidity risk. These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow. The Investment Manager of CBRE Strategic Partners Asia applies valuation techniques for our investment carried at fair value based upon the application of the income approach, the direct market comparison approach, the replacement cost approach or third party appraisals to the underlying assets held in the unconsolidated entity in determining the net asset value attributable to our ownership interest therein. As of December 31, 2013, the financial assets and liabilities recorded at fair value in our consolidated financial statements are our derivative instruments and our investment in CBRE Strategic Partners Asia.
The remaining financial assets and liabilities which are only disclosed at fair value are comprised of all other notes payable, the unsecured line of credit and other debt instruments. We determined the fair value of our secured notes payable and other debt instruments by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market discount rate by obtaining period-end treasury rates for fixed-rate debt, or London Inter-Bank Offering Rate ("LIBOR") rates for variable-rate debt, for maturities that correspond to the maturities of our debt and then adding an appropriate credit spread derived from information obtained from third-party financial institutions. These credit spreads take into account factors such as our credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratios of the debt.
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
For share-based awards in which the performance period precedes the grant date, we recognize compensation costs straight-lined over the requisite service period, which includes both the performance and service vesting periods. The requisite service period begins on the date the Compensation Committee of the Board of Trustees authorizes the award and adopts any relevant performance measures.
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
Reclassifications
To better present our consolidated balance sheets and consolidated statements of operations we have chosen to combine certain line items together instead of disclosing them as separate line items.
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
We have reclassified amounts related to property management general and administrative expense for the years ended December 31, 2012 and 2011 of $1.2 million and $1.0 million , respectively, from "General and Administrative" expense to "Property Operating" expense, which represents a newly created line item.
None of the reclassifications reflect corrections of any amounts.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

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
3. Investment in Real Estate Activity
Wholly-Owned Property Acquisitions

During the years ended December 31, 2013 and 2012, we acquired six industrial properties and two office properties. The 2012 property acquisitions were funded with proceeds from the follow-on offering and the 2013 acquisitions were funded with proceeds from our unsecured revolving credit facility:

Property	Market		Date of Acquisition	Purchase Price ('000s)	Net Rentable Square Feet (unaudited)	% Leased at 12/31/13
							Property Type
Carpenter Corporate Center I and II	Dallas	TX	7/31/2013	$49,509	226,822	100%	Office
1200 Woods Chapel Road	Spartanburg	SC	8/8/2013	10,750	156,800	100%	Industrial
Total 2013 Wholly-Owned Property Acquisitions				$60,259	383,622

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

Property	Market		Date of Acquisition	Purchase Price ('000s)	Net Rentable Square Feet (unaudited)	% Leased at 12/31/13
							Property Type
2400 Dralle Road	Chicago	IL	3/20/2012	$64,250	1,350,000	100%	Industrial
Midwest Commerce Center I	Kansas City	KS	8/16/2012	62,950	1,107,000	100%	Industrial
20000 S. Diamond Lake Road	Minneapolis	MN	11/7/2012	18,500	280,577	100%	Industrial
Gateway at Riverside	Baltimore	MD	11/30/2012	49,229	800,797	100%	Industrial
701 & 801 Charles Ewing Blvd	Princeton	NJ	12/28/2012	28,310	110,765	100%	Office
Mid-Atlantic Distribution Center - Bldg A	Baltimore	MD	12/28/2012	43,150	672,000	100%	Industrial
Total 2012 Wholly-Owned Property Acquisitions				$266,389	4,321,139
The following table summarizes the final allocation of the fair value of amounts recognized for each major class of assets and liabilities for properties acquired during the year ended December 31, 2013 (in thousands):

	Carpenter Corporate Center I & II	1200 Woods Chapel Road	Total
Land	$5,901	$1,560	$7,461
Building and Improvements	35,950	7,357	43,307
Acquired In-Place Leases (1)	7,795	1,237	9,032
Acquired Above-Market Leases (1)	481	596	1,077
Total Acquired Assets	50,127	10,750	60,877
Acquired Below-Market Leases (2)	618	—	618
Total Assumed Liabilities	618	—	618
Net Assets Acquired	$49,509	$10,750	$60,259
__________

(1)	Represents in-place leases with a weighted average amortization period of 9.34 years and above-market leases with a weighted average amortization period of 7.56 years.

(2)	Represents below-market leases with a weighted average amortization period of 9.92 years.
The following table summarizes the combined results from operations for Carpenter Corporate Center I & II and 1200 Woods Chapel Road from July 31, 2013 and August 8, 2013, the respective dates of acquisition, through December 31, 2013 (in thousands):

Revenues	$2,184
Net Income	$726

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

The following table summarizes the final allocation of the fair value of amounts recognized for each major class of assets and liabilities for properties acquired during the year ended December 31, 2012 (in thousands):

	2400 Dralle Road	Midwest Commerce Center I	20000 S. Diamond Lake Rd	Gateway at Riverside	701 & 702 Charles Ewing Bldg	Mid-Atlantic Distribution Center-Bldg. A	Total
Land	$16,438	$17,182	$2,860	$16,108	$6,208	$10,611	$69,407
Building and Tenant Improvements	39,087	36,767	12,096	27,393	16,574	25,165	157,082
Acquired In-Place Lease Value (1)	6,645	7,172	2,622	6,001	5,117	4,811	32,368
Above Market Lease Value (1)	2,080	1,829	922	293	411	2,563	8,098
Total Acquired Assets	64,250	62,950	18,500	49,795	28,310	43,150	266,955
Below Market Lease Value (2)	—	—	—	(566)	—	—	(566)
Net Assets Acquired	$64,250	$62,950	$18,500	$49,229	$28,310	$43,150	$266,389
__________

(1)	Represents in-place leases with a weighted average amortization period of 5.82 years and above-market leases with a weighted average amortization period of 4.92 years.

(2)	Represents below-market leases with a weighted average amortization period of 10.33 years.

The following table summarizes the combined results from operations for the 2012 wholly-owned property acquisitions from their respective dates of acquisition through December 31, 2012 (in thousands):

Revenues	$6,557
Net Income	$3,363
Purchase of Outside Equity Interests in Properties
On January 30, 2013, we completed construction of a build-to-suit project at 1400 Atwater Drive located in Malvern, Pennsylvania. The project had previously been accounted for as a consolidated VIE and all activity had been included on the consolidated balance sheet as Construction in progress - VIE. Upon substantial completion of construction, we acquired our outside partner's 5% interest in the project for approximately $3.5 million.
On March 1, 2013, we acquired the remaining 20% interest in 17 properties that were held in a joint venture with Duke Realty ("Duke Portfolio"). The properties are located in Phoenix, Raleigh/Durham, Houston, Columbus, Cincinnati, Orlando, Ft. Lauderdale, Minneapolis and Dallas and consisted of 16 office buildings and one warehouse/distribution building totaling 3,318,402 square feet. The acquisition was structured such that membership interests in each of the subsidiaries that hold the properties were distributed to Duke Realty and CSP OP on a pro rata basis in accordance with their percentage ownership interests in the Duke JV (80% to CSP OP and 20% to Duke Realty) and CSP OP then purchased Duke Realty's 20% membership interests in those subsidiaries, resulting in CSP OP owning a 100% interest in each of the property-owning subsidiaries. The purchase price was approximately $98.1 million to acquire the remaining 20% interest in these properties, corresponding to a valuation of approximately $490.7 million for a 100% interest in these properties. The transaction constituted a change in control of the previously unconsolidated 17 properties, which required a remeasurement of the net assets acquired to fair value. This resulted in a net gain of $75.8 million upon acquisition. The net assets acquired were also remeasured to fair value by the Duke JV In conjunction with the distribution of membership interests and resulted in a gain recognized by the Duke JV. In accordance with ASC 323-10-35-7, this gain has been eliminated as intra-entity profit.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

The following table summarizes the results from continuing operations since the consolidation of the Duke Portfolio on March 1, 2013 through December 31, 2013 (in thousands). We previously included the results from operations of the Duke Portfolio in equity in earnings:

Revenues	$50,142
Net income	$1,612
The following table summarizes the final allocation of the fair value of amounts recognized for each major class of assets and liabilities (in thousands):

Land	$60,310
Building and Improvements	364,174
Acquired In-Place Leases(1)	64,217
Acquired Above-Market Leases(1)	21,055
Total Acquired Assets	509,756

Secured Notes Payable, Net(2)	229,539
Acquired Below-Market Leases(3)	5,549
Total Assumed Liabilities	235,088

Fair Value of Acquired Net Assets (Represents 100% Interest)	$274,668
__________

(1)	Represents in-place leases with a weighted average amortization period of 6.84 years and above-market leases with a weighted average amortization period of 7.81 years.

(2)	Secured notes payable is presented net of a premium of $13.5 million.

(3)	Represents below-market leases with a weighted average amortization period of 7.83 years.
Pro Forma Information (unaudited)
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
Unaudited pro forma results, assuming the acquisitions of the Carpenter Corporate Center I & II and 1200 Woods Chapel Road properties and the remaining 20% equity interest in the Duke Portfolio ("2013 Acquisitions") had occurred as of January 1, 2012, are presented below. Non-recurring acquisition costs totaling $2.7 million are excluded from the 2013 pro forma results and are included in the year ended December 31, 2012 as an operating expense (in thousands, except share data):

	Year Ended December 31,
	2013	2012
Revenues from Continuing Operations	$263,566	$246,050
Net Operating Income from Continuing Operations	46,337	18,384
Net Income	11,416	38,602
Basic and Diluted Net Income per Share	$0.05	$0.16
Weighted Average Common Shares Outstanding - Basic and Diluted	242,379,680	248,154,277

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

Unaudited pro forma results, assuming the 2013 Acquisitions had occurred as of January 1, 2012 and the 2012 Acquisitions had occurred as of January 1, 2011, are presented below. Non-recurring acquisition costs totaling $2.7 million are included in the year ended December 31, 2012 as an operating expense. Non-recurring acquisition costs totaling $7.8 million are excluded from the 2012 pro forma results and are included in the year ended December 31, 2011 as an operating expense (in thousands, except share data):

	Year Ended December 31,
	2012	2011
Revenues from Continuing Operations	$259,367	$180,316
Net Operating Income from Continuing Operations	23,092	24,260
Net Income	43,480	1,982
Basic and Diluted Net Income per Share	$0.17	$0.01
Weighted Average Common Shares Outstanding - Basic and Diluted	248,154,277	192,042,918
Discontinued Operations
The following table summarizes properties sold during the years ended December 31, 2013, 2012 and 2011 (in thousands):

Property	Market		Date of Disposition	Gross Sales Price

2011 Dispositions
Orchard Park I	Spartanburg	SC	4/5/2011	$1,275
Rickenbacker II and Rickenbacker III	Groveport	OH	8/12/2011	22,639
				$23,914
2012 Dispositions
Cherokee Corporate Park (1)	Spartanburg	SC	7/9/2012	$3,125

2013 Dispositions
Albion Mills Retail Park	Wakefield	United Kingdom	11/29/2013	$17,253
Summit Distribution Center	Salt Lake City	UT	12/20/2013	13,800
				$31,053
__________

(1)	The Company recognized a loss from discontinued operations of $0.4 million in 2012 associated with a write-down of the property to its net sales value.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

The following table summarizes the income and expense components that comprise discontinued operations for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenues:
Rental	$1,755	$2,311	$3,256
Tenant Reimbursements	275	372	569
Total Revenues	2,030	2,683	3,825
Expenses:
Property Operating	248	338	552
Real Estate Taxes	197	133	279
Investment Management Fee	—	—	96
Depreciation and Amortization	607	1,270	1,062
Total Expenses	1,052	1,741	1,989
Interest and Other (Expense) Income	(80)	283	(12)
Interest Expense	(420)	(505)	(474)
Loss on Early Extinguishment of Debt	(96)	—	—
Provision for Income Taxes	—	—	(123)
Total Other Expenses	(596)	(222)	(609)
Income from Discontinued Operations	382	720	1,227
Gain (Loss) from Sale of Real Estate	2,759	(413)	301
Total Income from Discontinued Operations	$3,141	$307	$1,528
4. Investments in Unconsolidated Entities
As of December 31, 2013 and 2012, we owned the following number of properties through unconsolidated entities:

		Number of Properties
		December 31,
	Ownership %	2013	2012
Duke JV	80.0%	18	37
European JV	80.0%	9	6
UK JV	80.0%	3	3
Afton Ridge	90.0%	—	1
CBRE Strategic Partners Asia	5.07%	3	7
		33	54

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

Investments in unconsolidated entities at December 31, 2013 and 2012 consist of the following (in thousands):

	December 31,
	2013	2012
Duke JV	$292,548	$344,511
European JV	174,272	108,725
UK JV	36,794	37,487
Afton Ridge(1)	1,512	17,008
CBRE Strategic Partners Asia	9,676	8,098
	$514,802	$515,829
__________

(1)	Amount represents cash and an escrow holdback at the joint venture.
The following is a summary of the investments in unconsolidated entities for the years ended December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Investment Balance, January 1,	$515,829	$537,631
Contributions	210,745	45,568
Company's Equity in Net Income (including adjustments for basis differences)	12,111	3,959
Other Comprehensive Income of Unconsolidated Entities	7,293	1,144
Conversion of Duke JV Equity Investment to Controlling Interest	(139,558)	—
Distributions	(91,618)	(72,473)
Investment Balance, December 31,	$514,802	$515,829
Duke Joint Venture
We entered into an operating agreement for the Duke JV with Duke Realty on June 12, 2008. Duke acts as the managing member of the Duke JV and is entitled to receive fees in connection with the services it provides to the Duke JV, including asset management, construction, development, leasing and property management services. Duke is also entitled to a promoted interest in the Duke JV. We have joint approval rights over all major policy decisions.
On December 17, 2010, we entered into an amended and restated operating agreement for the Duke JV. The amended and restated operating agreement generally contains the same terms and conditions as the operating agreement dated June 12, 2008 described above, except for the following material changes: (i) Duke granted us a call option to acquire Duke's entire interest in the Duke JV which such interest shall be valued based on the opinions of qualified appraisers and which we can elect to exercise any time after June 30, 2012 upon the occurrence and adoption by resolution of certain triggering events and (ii) the Duke JV has certain rights to participate in the development of certain adjacent and nearby parcels of land currently owned by Duke.
On March 1, 2013, we acquired Duke's 20% interest in 17 properties that were held by Duke JV. See Note 3, Investment in Real Estate Activity, for a further discussion of this transaction.
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

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

On October 9, 2013, we contributed $40.7 million to the Duke JV for our 80% share of the payoff (inclusive of accrued interest) of two fixed rate mortgage notes that were collateralized and secured by AllPoints Midwest Bldg. 1 and 125 Enterprise Parkway. The notes were paid in full by the joint venture on October 11, 2013 for the total remaining principal balance of $50.8 million.
On November 7, 2013, the Duke JV sold two office properties located in St. Louis, Missouri for approximately $39.2 million. In connection with the sale of the properties, the Duke JV incurred a loss of $0.5 million. Our pro rata share of the net proceeds of the sale following loan satisfaction and payment of customary closing expenses was approximately $11.0 million.
On January 16, 2014, the Duke JV sold an office property located in Chicago, Illinois for approximately $13.1 million. See Note 19, Subsequent Events, for additional information.
UK JV and European JV
On June 10, 2010, we entered into two joint ventures with subsidiaries of the Goodman Group (ASX: GMG), (“Goodman"), one of which invests in logistics focused warehouse/distribution/logistics properties in the United Kingdom, (the “UK JV"), and the other of which invests in logistics focused warehouse/distribution/logistics properties in France, Belgium, the Netherlands, Luxembourg and Germany, (the “European JV"). We own an 80% interest in each joint venture and Goodman owns a 20% interest in each joint venture. The UK and European JVs pay certain fees to certain Goodman subsidiaries in connection with the services they provide to the UK and European JVs, including but not limited to investment advisory, development management and property management services. Goodman may also be entitled to a promote interest in the UK and European JVs.
UK JV
The shareholders' agreement pertaining to the UK JV is by and among RT Princeton UK Holdings, LLC (our wholly-owned subsidiary), Goodman Jersey Holding Trust and Goodman Princeton Holdings (Jersey) Limited, the UK JV, for the purpose of acquiring and holding, either directly or indirectly, up to £400.0 million in logistics focused warehouse/distribution/logistics properties.
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
European JV
The shareholders' agreement pertaining to the European JV is by and among RT Princeton CE Holdings, LLC (our wholly-owned subsidiary), Goodman Europe Development Trust acting by its trustee Goodman Europe Development Pty Ltd. and Goodman Princeton Holdings (LUX) S.À.R.L., the European JV, for the purpose of acquiring and holding, either directly or indirectly, up to €400.0 million in logistics focused warehouse/ distribution/logistics properties.
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
On November 26, 2013, the European JV completed the acquisitions of Hansalinie Distribution Center in Breman, Germany and Bodenheim Logistikzentrum in Frankfurt, Germany for approximately $62.0 million, exclusive of customary closing costs. The European JV partially funded the acquisition with a $25.4 million note payable secured by the new properties. We funded our pro rata share of the remaining purchase price using borrowings under our unsecured revolving credit facility.
On December 17, 2013, the European JV completed the acquisition of Lille-Douai Distribution Center, located in Lille, France for approximately $70.5 million, exclusive of customary closing costs. The European JV partially funded the acquisition with a $28.3 million note payable secured

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

by the new property. We funded our pro rata share of the remaining purchase price using borrowings under our unsecured revolving credit facility.
Consolidated Balance Sheet of European JV as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Assets
Investments in Real Estate	$343,642	$208,786
Other Assets	35,872	23,036
Total Assets	$379,514	$231,822
Liabilities and Equity
Secured Notes Payable, net	$153,651	$82,894
Other Liabilities	8,023	13,022
Total Liabilities	161,674	95,916
CSP Equity	174,272	108,725
Other Investors' Equity	43,568	27,181
Total Liabilities and Equity	$379,514	$231,822

Consolidated Statements of Operations of European JV for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011

Total Revenue	$19,581	$11,947	$6,430
Operating Expenses	3,631	1,824	2,042
Net Operating Income	15,950	10,123	4,388
Acquisition and Related Expense	4,778	39	—
Depreciation and Amortization	7,636	5,388	3,103
Interest Expense	2,400	462	—
Net Income from Continuing Operations	1,136	4,234	1,285
Income from Discontinued Operations	—	—	—
Gain (Loss) from Sales of Real Estate	—	—	—
Net Income	1,136	4,234	1,285
Company Share in Net Income	909	3,387	1,029
Adjustments for REIT basis	—	—	—
CSP Equity in Net Income	$909	$3,387	$1,029

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

Afton Ridge Joint Venture
On September 18, 2008, we acquired a 90% ownership interest in Afton Ridge Joint Venture, LLC, or Afton Ridge, the owner of Afton Ridge Shopping Center, from unrelated third parties. CK Afton Ridge Shopping Center, LLC, a subsidiary of Childress Klein Properties, Inc., or CK Afton Ridge, retained a 10% ownership interest in Afton Ridge and continued to manage Afton Ridge Shopping Center. In connection with the services it provided, CK Afton Ridge received fees, including management, construction management and property management fees.
On July 2, 2013, we contributed $25.5 million to Afton Ridge to pay off the mortgage note secured by the property. The note was paid in full by the joint venture on July 3, 2013. Our joint venture partner reimbursed their portion of the loan payoff totaling $2.6 million upon sale of the property.
On December 11, 2013, the Afton Ridge Shopping Center was sold to an unaffiliated third party for $46.3 million. Our pro rata share of the net proceeds of the sale following payment of customary closing expenses was approximately $40.0 million.
CBRE Strategic Partners Asia
We have agreed to a capital commitment of up to $20.0 million in CB Richard Ellis Group Strategic Partners Asia II-A, L.P., or CBRE Strategic Partners Asia. As of December 31, 2013, we had funded approximately $17.5 million of our capital commitment and owned an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. CBRE Strategic Partners Asia was formed to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in Asia, including China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. CBRE Strategic Partners Asia has an eight-year term (which began on January 31, 2008), which may be extended for up to two one-year periods with the approval of two-thirds of the limited partners.
CBRE Strategic Partners Asia is managed by CBRE Investors SP Asia II, LLC, or the Investment Manager, an affiliate of CBRE Global Investors. The Investment Manager is entitled to an annual management fee and acquisition fees. Our share of investment management fees paid to the Investment Manager was approximately $111,000, $144,000 and $204,000, for the years ended December 31, 2013, 2012 and 2011, respectively. Our share of acquisition fees paid to the Investment Manager was $49,000 for the year ended December 31, 2013. No acquisition fees were paid to the investment manager during the years ended December 31, 2012 and 2011.
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
During the first quarter of 2013, five ownership interests in Japan that were owned by CBRE Strategic Partners Asia, were sold. During the second quarter of 2013, CBRE Strategic Partners Asia purchased one ownership interest in China.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

The combined balance sheets of our investments in unconsolidated entities as of December 31, 2013 and 2012 are as follows (in thousands):

	December 31,
	2013	2012
Assets
Investments in Real Estate (1)	$990,830	$1,240,196
Other Assets	103,671	231,173
Total Assets	$1,094,501	$1,471,369
Liabilities and Equity
Secured Notes Payable, net	$233,412	$620,457
Other Liabilities	36,224	56,312
Total Liabilities	269,636	676,769
CSP Equity	514,802	515,829
Other Investors' Equity	310,063	278,771
Total Liabilities and Equity	$1,094,501	$1,471,369
__________

(1)
2013 amounts include REIT Basis Adjustments for costs incurred by the Company outside of the Duke JV that are directly capitalizable to its investment in real estate assets acquired, including acquisition costs paid to our former investment advisor prior to January 1, 2009. 2012 amounts include REIT Basis Adjustments for costs incurred by the Company outside of both the Duke JV and the Afton Ridge joint ventures.

The combined statements of operations for our investments in unconsolidated entities for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011

Total Revenue	$131,166	$153,131	$128,908
Operating Expenses	29,917	50,204	72,112
Net Operating Income	101,249	102,927	56,796
Acquisition and Related Expense	4,778	686	—
Depreciation and Amortization	41,457	68,714	57,303
Interest Expense	13,673	26,516	22,927
Net Income (Loss) from Continuing Operations	41,341	7,011	(23,434)
Income from Discontinued Operations	(841)	—	—
Gain (Loss) from Sales of Real Estate	3,628	—	—
Net Income (Loss)	44,128	7,011	(23,434)
Company Share in Net Income	12,228	4,088	3,726
Adjustments for REIT basis	(117)	(129)	(136)
CSP Equity in Net Income	$12,111	$3,959	$3,590

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

5. Deferred Leasing Costs and Intangible Assets and Liabilities
The following table summarizes our deferred leasing costs and intangible assets, including acquired above-market leases and acquired in-place leases and intangible liabilities, including acquired below-market leases and acquired above-market ground lease obligations (in thousands):

	December 31,
	2013	2012
Deferred Leasing Costs and Intangible Assets, Net:
Deferred Leasing Costs	$11,243	$6,350
Accumulated Amortization	(3,016)	(1,705)
Deferred Leasing Costs, Net	8,227	4,645
Above-Market Leases	77,180	55,219
Accumulated Amortization	(33,577)	(23,364)
Above-Market Leases, Net	43,603	31,855
In-Place Leases	321,776	252,501
Accumulated Amortization	(124,734)	(89,943)
In-Place Leases, Net	197,042	162,558
Total Deferred Leasing Costs and Intangible Assets, Net	$248,872	$199,058

Intangible Liabilities, Net:
Below-Market Leases	$49,751	$43,659
Accumulated Amortization	(23,022)	(19,077)
Below-Market Leases, Net	26,729	24,582
Above-Market Ground Lease Obligation	1,501	1,501
Accumulated Amortization	(160)	(89)
Above-Market Ground Lease Obligation, Net	1,341	1,412
Total Intangible Liabilities, Net	$28,070	$25,994
The following table sets forth amortization related to intangible assets and liabilities for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Deferred Leasing Costs(1)	$1,314	$714	$468
Above-Market Leases(2)	10,374	7,658	6,385
In-Place Leases(1)	36,653	28,826	23,987
Below-Market Leases(2)	(3,972)	(5,173)	(4,254)
Above-Market Ground Lease Obligation(3)	(71)	(71)	(18)
__________

(1)	The amortization of deferred leasing costs and in-place leases are recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.

(2)
The amortization of above-market leases and below-market leases are recorded as reductions and additions to rental income, respectively, in the consolidated statements of operations for the periods presented.

(3)	The amortization of the above-market ground lease obligation is recorded as a decrease to property operating expense in the consolidated statements of operations for the periods presented.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

The following is a schedule of future amortization of deferred leasing costs, intangible assets and liabilities as of December 31, 2013 (in thousands):

	Intangible Assets			Intangible Liabilities
	Deferred Leasing Costs	Acquired Above-Market Leases	Acquired In-Place Leases	Acquired Below-Market Leases	Above-Market Ground Lease Obligations
2014	$1,318	$9,496	$36,736	$4,129	$71
2015	1,117	9,082	34,408	3,960	71
2016	1,018	5,540	27,619	3,381	71
2017	958	4,399	23,182	2,889	71
2018	915	3,897	20,278	2,570	71
Thereafter	2,901	11,189	54,819	9,800	986
	$8,227	$43,603	$197,042	$26,729	$1,341

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

6. Debt
Secured notes payable are summarized as follows (in thousands):

	Stated Interest Rate	Effective Interest Rate (1)	Maturity Date	December 31,
Property				2013	2012

Avion Midrise III & IV (2)	5.52%	7.00%	4/1/2014	$19,979	$20,464
Maskew Retail Park - Swapped to Fixed(3)	5.68%	5.68%	8/10/2014	23,161	22,698
12650 Ingenuity Drive	5.62%	7.50%	10/1/2014	11,842	12,272
Bolingbrook Point III	5.26%	5.26%	1/1/2015	7,900	7,900
One Wayside Road	5.66%	5.25%	8/1/2015	13,352	13,745
One Wayside Road	5.92%	5.25%	8/1/2015	11,169	11,464
Lakeside Office Center	6.03%	6.03%	9/1/2015	8,743	8,862
Deerfield Commons I	5.23%	5.23%	12/1/2015	9,290	9,442
Celebration Office Center III(4)(5)	4.25%	2.50%	12/1/2015	8,998	—
22535 Colonial Pkwy(4)(5)	4.25%	2.50%	12/1/2015	8,051	—
Northpoint III(4)(5)	4.25%	2.50%	12/1/2015	10,419	—
Goodyear Crossing II(4)(5)	4.25%	2.50%	12/1/2015	19,891	—
3900 North Paramount Parkway(4)(5)	4.25%	2.50%	12/1/2015	7,815	—
3900 South Paramount Parkway(4)(5)	4.25%	2.50%	12/1/2015	7,815	—
1400 Perimeter Park Drive(4)(5)	4.25%	2.50%	12/1/2015	2,368	—
Miramar I(4)(5)	4.25%	2.50%	12/1/2015	9,283	—
Miramar II(4)(5)	4.25%	2.50%	12/1/2015	12,503	—
70 Hudson Street	5.65%	5.15%	4/11/2016	116,100	117,981
Point West I - Swapped to Fixed(4)	3.41%	3.41%	12/6/2016	11,041	—
100 Tice Blvd	5.97%	4.38%	9/15/2017	19,544	20,094
100 Tice Blvd	5.97%	4.38%	9/15/2017	19,543	20,093
4701 Gold Spike Drive(6)	4.45%	4.45%	3/1/2018	10,154	10,342
1985 International Way(6)	4.45%	4.45%	3/1/2018	7,055	7,186
3770 Deerpark Boulevard(6)	4.45%	4.45%	3/1/2018	7,294	7,428
Tolleson Commerce Park II(6)	4.45%	4.45%	3/1/2018	4,386	4,467
20000 S. Diamond Lake Road(6)	4.45%	4.45%	3/1/2018	6,388	—
Atrium I - Swapped to Fixed(4)	3.78%	3.78%	5/31/2018	22,516	—
McAuley Place(4)	3.98%	3.50%	9/1/2018	13,230	—
Easton III - Swapped to Fixed(4)	3.95%	3.95%	1/31/2019	6,466	—
90 Hudson Street	5.66%	5.26%	5/1/2019	104,928	106,465
Fairforest Bldg. 6	5.42%	6.50%	6/1/2019	2,086	2,402
North Rhett I	5.65%	6.50%	8/1/2019	2,405	2,827
Kings Mountain II	5.47%	6.50%	1/1/2020	4,043	4,589
North Rhett II	5.20%	6.50%	10/1/2020	1,628	1,822

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

	Stated Interest Rate	Effective Interest Rate (1)	Maturity Date	December 31,
Property				2013	2012

Mount Holly Bldg.	5.20%	6.50%	10/1/2020	1,628	1,822
Orangeburg Park Bldg.	5.20%	6.50%	10/1/2020	1,656	1,853
Kings Mountain I	5.27%	6.50%	10/1/2020	1,411	1,578
Ten Parkway North	4.75%	4.75%	1/1/2021	11,777	12,072
Union Cross Bldg. II	5.53%	6.50%	6/1/2021	6,471	7,149
Union Cross Bldg. I	5.50%	6.50%	7/1/2021	2,124	2,344
Norman Pointe I(4)	5.24%	3.50%	10/1/2021	20,512	—
Norman Pointe II(4)	5.24%	3.50%	10/1/2021	22,583	—
The Landings I(4)	5.24%	3.50%	10/1/2021	15,437	—
The Landings II(4)	5.24%	3.50%	10/1/2021	13,616	—
Fairforest Bldg. 5	6.33%	6.50%	2/1/2024	8,277	8,840
North Rhett IV	5.80%	6.50%	2/1/2025	8,414	8,935
Thames Valley Five - Swapped to Fixed(7)	6.42%	6.42%	5/29/2013	—	9,160
Sabal Pavilion(8)	6.38%	3.00%	8/1/2013	—	14,700
Albion Mills Retail Park - Swapped to Fixed(9)	5.25%	5.25%	10/10/2013	—	9,288
Summit Distribution Center(10)	4.45%	4.45%	3/1/2018	—	6,506
Total Secured Notes Payable				665,292	496,790
Plus Premium				17,294	7,555
Less Discount				(1,386)	(2,113)
Total Secured Notes Payable, Net				$681,200	$502,232
__________

(1)	Represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the amortization of any discounts/premiums, excluding debt issuance costs.

(2)	This loan was paid off in full in January 2014. See Note 19, Subsequent Events, for more information.

(3)	The loan is subject to certain financial covenants (interest coverage and loan to value).

(4)
The loans were assumed in connection with the acquisition of Duke Realty's 20% interest in the 17 properties held by the Duke JV on March 1, 2013 and were recorded at estimated fair value which included a $13.5 million total premium.

(5)	These nine loans are cross-collateralized.

(6)	These five loans are cross-collateralized.

(7)	The loan was paid off in full on May 29, 2013.

(8)	The loan was paid off in full on May 1, 2013.

(9)	This loan was presented at fair value. The fair value adjustment to its cost basis was $(85) at December 31, 2012. We paid off this loan in full on October 9, 2013.

(10)	This loan was paid off in full on December 20, 2013.
Unsecured Term Loan Facilities
On March 6, 2013, we entered into an unsecured term loan in the amount of $50.0 million (the"TD Term Loan") with TD Bank, N.A ("TD Bank") with a maturity date of March 6, 2020. Upon closing the TD Term Loan, we simultaneously entered into an interest rate swap agreement with TD Bank to effectively fix the interest rate on the TD Term Loan at 3.425% per annum for its seven year term, based upon the TD Term Loan's then current stated applicable margin. This applicable margin, and therefore the effective interest rate on the TD Term Loan, may vary during its term by an increase of up to 0.75% based upon the then current leverage ratio. Upon the Company's receipt of a credit rating in December 2013, the applicable margin on the TD Term Loan was reduced by 0.40% based on our then current credit rating. The TD Term Loan contains customary representations and warranties and covenants. We used the proceeds of the TD Term Loan to repay a portion of our borrowings under our unsecured revolving credit facility.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

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
On September 12, 2013, we entered into an unsecured term loan in the amount of $120.0 million (the "Capital One Term Loan") with Capital One, National Association ("Capital One") and certain other lenders. Upon closing the Capital One Term Loan, we simultaneously entered into an interest rate swap agreement with Capital One to effectively fix the interest rate on the Capital One Term Loan at 4.42125% per annum for its entire term until the Capital One Term Loan's scheduled maturity on January 31, 2021, based upon the Capital One Term Loan's current stated applicable margin. This applicable margin, and therefore the effective interest rate on the Capital One Term Loan, may vary during its term from a 0.20% reduction to a 0.35% increase based upon the then current leverage ratio, or from a 0.55% reduction to a 0.25% increase based upon our then current credit rating. Upon the Company's receipt of a credit rating in December 2013, the applicable margin on the Capital One Term Loan was reduced by 0.25%. We used the majority of the proceeds to repay a portion of our borrowings under our unsecured revolving credit facility.
On September 26, 2013, in connection with the amendment and restatement to the Credit Agreement with Wells Fargo Bank (the "Amendment and Restatement") (see additional information below under "Unsecured Revolving Credit Facility"), our WF Term Loan #1 was replaced with a new unsecured term loan (the "WF Term Loan #2") with the same amount of $200.0 million and the same maturity date of March 7, 2018 as for the WF Term Loan #1. The existing swap agreement entered into on March 7, 2013 upon closing of the WF Term Loan #1 remained in place and is now applicable to the WF Term Loan #2 in order to effectively fix its interest rate at 2.6385% per annum for its term, based upon the WF Term Loan #2's current stated applicable margin. In addition, on September 26, 2013, and also in connection with the Amendment and Restatement (see additional information below under "Unsecured Revolving Credit Facility"), we entered into a new $200.0 million unsecured term loan (the "WF Term Loan #3"). Upon closing the WF Term Loan #3, we simultaneously entered into an interest rate swap agreement to effectively fix the interest rate on the WF Term Loan #3 at 3.274% per annum for its entire term until the WF Term Loan #3's scheduled maturity on January 15, 2019, based upon the WF Term Loan #3's current stated applicable margin. The applicable margin on both the WF Term Loan #2 and the WF Term Loan #3, and therefore the effective interest rate on both of these loans, may vary during their terms from a 0.20% reduction to a 0.35% increase based upon the then current leverage ratio. Upon the Company's receipt of a credit rating in December 2013, the applicable margins on the WF Term Loan #2 and the WF Term Loan #3 were both reduced by 0.30%. We used the majority of the WF Term Loan #3 proceeds to repay a portion of our borrowings under our unsecured revolving credit facility.
The terms of our Unsecured Term Loan Facilities as of December 31, 2013 are set forth in the table below:

	Unswapped Interest Rate	Effective Interest Rate (1)	Maturity Date	Outstanding Balance
Term Loan Facility

WF Term Loan #2 (2)	LIBOR + 1.50%	2.49%	3/7/2018	$200,000
WF Term Loan #3 (2)	LIBOR + 1.50%	3.12%	1/15/2019	200,000
TD Term Loan (3)	LIBOR + 1.75%	3.28%	3/6/2020	50,000
Capital One Term Loan (2)	LIBOR + 1.75%	4.32%	1/31/2021	120,000
Total Unsecured Term Loan Facilities				$570,000
__________

(1)	Represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the effect of the interest rate swaps, excluding debt issuance costs.

(2)	As of December 31, 2013, the applicable LIBOR rate was 0.165% for these loans.

(3)	As of December 31, 2013, the applicable LIBOR rate was 0.16875% for this loan.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

Unsecured Revolving Credit Facility
The terms of our unsecured revolving credit facility are set forth in the table below:

	December 31,
	2013	2012
	(in thousands)
Outstanding Borrowings	$170,044	$265,000
Remaining Borrowing Capacity	679,956	435,000
Total Borrowing Capacity	$850,000	$700,000
Interest Rate(1)	1.47%	1.82%
Facility or Unused Fee(2)	30 bps	30 bps
Maturity Date(3)	January 15, 2018	September 13, 2016
__________

(1)	Calculated based on one-month LIBOR plus 1.30% and 1.60% as of December 31, 2013 and December 31, 2012, respectively.

(2)
Effective December 10, 2013, the unused fee was replaced with a facility fee. The unused fee was based on the unsecured revolving credit facility's unused remaining borrowing capacity. The facility fee is based on the unsecured revolving credit facility's total borrowing capacity.

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
On September 26, 2013, we entered into the Amendment and Restatement to our Credit Agreement. The Amendment and Restatement modified our unsecured revolving credit facility to increase its capacity from $700.0 million to $850.0 million. The unsecured revolving credit facility's term was extended to January 15, 2018, which may be extended for one year at our option upon the payment of customary extension fees, provided that we are not then in default. The unsecured revolving credit facility has no minimum outstanding balance requirements. Upon the Company's receipt of a credit rating in December 2013, the applicable margin on the unsecured revolving credit facility was reduced from 1.60% (as of December 31, 2012) to 1.30%.
Debt Covenants and Restrictions
Certain of our secured notes payable are subject to certain financial covenants (interest coverage and loan to value).
As of December 31, 2013, our unsecured term loan facilities and revolving credit facility were subject to certain financial covenants that require, among other things: the maintenance of (i) a leverage ratio of not more than 0.60; (ii) a fixed charge coverage ratio of at least 1.50; (iii) a secured leverage ratio of not more than (a) 0.45 prior to September 30, 2014 for Capital One Term Loan, March 6, 2015 for WF Term Loan #2, WF Term Loan #3, and unsecured revolving credit facility, or September 26, 2015 for TD Term Loan, or (b) 0.40 thereafter; (iv) an unencumbered leverage ratio of not more than 0.60; (v) an unencumbered interest-service coverage ratio of at least 1.75; (vi) minimum tangible net worth of $1.5 billion plus 85% of the net proceeds of certain future equity issuances; and (vii) unencumbered asset value of at least $400.0 million. In addition, our unsecured term loan facilities and revolving credit facility contain a number of customary non-financial covenants including those restricting liens, mergers, sales of assets, certain investments in unimproved land and mortgage receivables, intercompany transfers, transactions with affiliates and distributions. The Company and certain of its subsidiaries have provided guarantees

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

in connection with our unsecured term loan facilities and revolving credit facility. As of December 31, 2013, we were in compliance with all financial debt covenants.
The minimum principal payments due for our secured notes payable, unsecured term loan facilities and unsecured revolving credit facility are as follows as of December 31, 2013 (in thousands):

2014	$70,634
2015	148,476
2016	134,179
2017	46,355
2018	442,113
Thereafter	563,579
$1,405,336
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

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

The following table sets forth the terms of our interest rate swaps at December 31, 2013 and 2012 (amounts in thousands):

	Notional Amount		Fair Value		Rate
Type of Instrument	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	Index	Maturity Date
Interest Rate Swap	$23,161	$22,698	$(398)	$(1,015)	2.9%	2.9%	GBP LIBOR(1)	8/10/2014
Interest Rate Swap(2)	11,041		(205)		1.2%		LIBOR	12/6/2016
Interest Rate Swap(3)	200,000		2,854		0.8%		LIBOR	3/7/2018
Interest Rate Swap(2)	22,516		(361)		1.6%		LIBOR	5/31/2018
Interest Rate Swap	200,000		667		1.4%		LIBOR	1/15/2019
Interest Rate Swap(2)	6,466		(86)		1.8%		LIBOR	1/31/2019
Interest Rate Swap(3)	50,000		1,690		1.3%		LIBOR	3/6/2020
Interest Rate Swap	120,000		(1,515)		2.4%		LIBOR	1/31/2021
Interest Rate Swap(4)		9,160		(182)		4.9%	GBP LIBOR(1)
Interest Rate Swap(5)		9,280		(241)		3.4%	GBP LIBOR(1)
__________

(1)	Based on the three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.

(2)
We assumed this swap in connection with the purchase of the Duke Portfolio on March 1, 2013. This swap is designated as a hedging instrument under ASC 815-20 as of December 31, 2013. The swap was not designated as a hedging instrument under ASC 815-20 during the period from March 1, 2013 to March 31, 2013.

(3)
We entered into these swaps in connection with the origination of the TD Term Loan and WF Term Loan #1 in March 2013. These swaps are designated as hedging instruments under ASC 815-20 as of December 31, 2013. These swaps were not designated as a hedging instruments under ASC 815-20 during the period from March 11, 2013 and March 12, 2013, respectively, to May 29, 2013.

(4)	We terminated this interest rate swap in May 2013.

(5)	We terminated this interest rate swap in October 2013.
We record all derivative instruments on a gross basis in the consolidated balance sheets. Accordingly, there are no offsetting amounts that net assets against liabilities. The asset and liability balances presented in the table below reflects the gross amounts of derivatives recorded in the consolidated balance sheets (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair value			Fair value
Type of Instrument	Balance Sheet Location	December 31, 2013	December 31, 2012	Balance Sheet Location	December 31, 2013	December 31, 2012
Derivatives designated as hedging instruments
Interest Rate Swaps	Prepaid Expenses and Other Assets	$5,211	$—	Accounts Payable, Accrued Expenses and Other Liabilities	$2,565	$1,015

Derivatives not designated as hedging instruments
Interest Rate Swaps	Prepaid Expenses and Other Assets	$—	$—	Accounts Payable, Accrued Expenses and Other Liabilities	$—	$423

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

The table below presents the effect of our derivative instruments on our consolidated statement of operations for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Derivatives Designated as Cash Flow Hedges:
Gain (Loss) Recognized in Other Comprehensive Income (OCI) (Effective Portion)	$(116)	$(7,024)	$(14,353)
Loss Reclassified from AOCI into Interest Expense (Effective Portion)	(4,054)	(4,267)	(3,945)
Loss Recognized in Interest Expense (Ineffective Portion and Amount Excluded from Effectiveness Testing)	(38)	(17)	—
Loss on Swap Termination Recognized in Loss from Early Extinguishment of Debt	—	(14,306)	—

Derivatives Not Designated as Cash Flow Hedges:
Realized and Unrealized Gain Recognized in Net Change in Fair Value of Non-Qualifying Interest Rate Swaps	$1,772	$564	$397
Net Settlement Payments from Non-Qualifying Interest Rate Swaps	(1,158)	(682)	(700)
Loss Reclassified from AOCI into Gain on Conversion of Equity Interest to Controlling Interest	(1,414)	—	—
At December 31, 2013, the Company expects that the hedged forecasted transactions, for each of the outstanding qualifying cash flow hedging relationships, remains probable of occurring. During the next twelve months we anticipate reclassifying $8.7 million of amounts currently recorded in accumulated other comprehensive income to earnings.
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

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

8. Future Minimum Rents
The following is a schedule of future minimum rents to be received on non-cancelable operating leases from consolidated properties as of December 31, 2013 (in thousands):

2014	$203,378
2015	201,200
2016	182,463
2017	165,356
2018	153,550
Thereafter	514,457
$1,420,404
9. Related Party Transactions
Prior to July 1, 2012, all of our business activities were managed by the former investment advisor pursuant to the fourth amended and restated advisory agreement ("Fourth Amended Advisory Agreement"), which terminated according to its terms on June 30, 2012. Effective July 1, 2012, we entered into the Transitional Services Agreement with the former investment advisor pursuant to which the former investment advisor would provide certain consulting related services to us at the direction of our officers and other personnel for a term which ended on April 30, 2013. As part of the Transitional Services Agreement, we paid $2.5 million on the effective date of the agreement to reimburse the former investment advisor for expenses incurred related to personnel costs. In addition, during 2013, we paid $0.7 million to the former investment advisor as a final settlement of the Transitional Services Agreement.
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

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

The various fees paid to the former investment advisor are summarized in the table below for the indicated periods (in thousands):

	Year Ended
	December 31,
	2013	2012	2011
Investment Management Fees	$489	$29,695	$21,004
Transition Services Agreement Fees	686	2,500	—
Acquisition-Related Fees	1,895	5,159	12,603
Property Management Fees (1)	1,128	1,556	1,470
Leasing Commissions (1)	836	876	1,952
Construction Supervision and Management Fees (1)	873	1,049	154
Brokerage Fees(2)	585	388	111
Mortgage Banking Fees and Other	—	26	2,440
Total	$6,492	$41,249	$39,734
__________

(1)	Such fees for each service ranged from 2.0% to 5.0% of gross revenues received from a property that we owned.

(2)
The brokerage fee upon the sale of properties was an amount equal to the lesser of (i) one-half of the competitive real estate commission or (ii) 3% of the sales price of each property sold. The total brokerage commission paid did not exceed the lesser of the competitive real estate commission or an amount equal to 6% of the sales price of the property.

As required by the Transitional Services Agreement, we and the former investment advisor agreed on a list of unacquired real estate investments for which the former investment advisor has performed certain acquisition related consulting services prior to the termination of the Transitional Service Agreement (a "Qualifying Property"). If any Qualifying Property is acquired by us within the nine months following the termination of the Transitional Services Agreement then we shall pay an acquisition consulting fee equal to 0.75% of (i) the contract purchase price of the real estate investments (including debt), or (ii) when we make an investment indirectly through another entity, such investment's pro rata share of the gross asset value of real estate investments held by that entity to the former investment advisor. As of December 31, 2013, we acquired one Qualifying Property and paid the former investment advisor $0.4 million in acquisition consulting fees. Subsequent to December 31, 2013, we completed the acquisition of a second Qualifying Property and paid the former investment advisor $0.2 million in acquisition consulting fees. There are no further Qualifying Properties under the Transitional Services Agreement and we do not anticipate paying the former investment advisor any further acquisition consulting fees.
As of December 31, 2013, $0.6 million of amounts due to the former investment advisor for third party management fees was included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. All outstanding investment advisor-related fees have been paid as of December 31, 2013. As of December 31, 2012, $11.1 million of amounts due to the former investment advisor was included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets.
Class B Interest
For a discussion of the Class B Interest previously owned by an affiliate of our former investment advisor, see Note 10, Non-Controlling Interests, below.
10. Non-Controlling Interests
Non-Controlling Interest Operating Partnership Units
As of December 31, 2013, we owned 100% of the Class A limited partnership units of CSP OP. As of December 31, 2012 and 2011, we owned 99.90% and 99.87% of the Class A limited partnership units of CSP OP, respectively. The remaining Class A limited partnership units of CSP OP, as of December 31, 2012 and 2011, were owned by REIT Holdings in the form of 246,361 Class A limited partnership units, which were exchangeable for cash or, at the Company's discretion, on a one for one basis for common shares of the Company.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

On August 19, 2013, we redeemed for cash 246,361 Class A limited partnership units for $2.2 million, which were owned by REIT Holdings. In connection with the redemption, certain of the Company's officers and employees received a cash distribution from REIT Holdings with respect to their distribution interests they held in REIT Holdings.
Class B Interest
In exchange for services provided to the Company with respect to its formation and subsequent operations, REIT Holdings was granted the Class B Interest in CSP OP, the terms of which are more fully described in the third amended and restated agreement of limited partnership of CSP OP (the "Third Amended Partnership Agreement"). REIT Holdings is an affiliate of the former investment advisor and certain of the Company's officers and employees owned distribution interests in REIT Holdings. A mandatory redemption of the Class B Interest by CSP OP was triggered by the Listing.
The consideration to be received by REIT Holdings for the Class B Interest ("Consideration") would have been 15% of the total market value of the Company's listed common shares above a threshold amount (the "Class B Return Threshold") equal to (i) the total capital contributions made to CSP OP by us and (ii) a 7% annual, uncompounded return on such capital contributions. The calculation of the Consideration was based upon the total number of our listed common shares multiplied by the average per share closing price of our common shares for the 30 day period (the "30-Day Market Value") beginning on October 19, 2013 and ending on November 17, 2013. The 30-Day Market Value did not exceed the Class B Return Threshold and the Class B interest was redeemed at no cost on November 26, 2013.
11. Equity Incentive Plan and Performance Bonus Plan
Equity Incentive Plan
At our annual shareholders' meeting held on May 31, 2013, our shareholders approved the 2013 equity incentive plan. A description of the material terms of the 2013 equity incentive plan, as well as a copy of the 2013 equity incentive plan, were included in our definitive proxy statement on Schedule 14A filed with the SEC on April 12, 2013. Our key employees, directors, trustees, officers, advisors, consultants or other personnel of ours and our subsidiaries or other persons expected to provide significant services to us or our subsidiaries would be eligible to be granted incentive share options, non-qualified share options, share appreciation rights, restricted shares, restricted share units, dividend equivalent rights and other equity-based awards as contemplated in the 2013 equity incentive plan. As of December 31, 2013, there were 4,597,500 common shares available for grant under the 2013 equity incentive plan.
2013 Awards
On February 7, 2013, our Board's independent trustees, Messrs. Charles Black, James Orphanides and Louis Salvatore, were awarded equity grants under the amended and restated 2004 equity incentive plan on the following terms: (i) (x) Mr. Black's award was for $100,000 in common shares and (y) Messrs. Orphanides and Salvatore each were awarded $25,000 in common shares for a total of $150,000; and (ii) each award vested in its entirety, upon issuance.
On March 15, 2013, a total of 281,625 restricted common shares were granted to our named executive officers (Messrs. Jack Cuneo, Philip Kianka and MartinReid) based on each executive's achievement of performance objectives during 2012, as determined at the discretion of our Compensation Committee. Additionally, 21 of our employees were granted 117,300 restricted common shares, in the aggregate, on March 15, 2013. One-third of the restricted shares granted to our named executive officers and employees will vest in each of the first three anniversaries of grant if the grantee is employed by the Company on such anniversary. Compensation expense is recognized on a straight-line basis over the service vesting period of three years and takes into consideration an estimated forfeiture rate of 5%. We recognized share-based compensation expense of $1.0 million during the year ended December 31, 2013 as a result of granting the awards to our named executive officers and our employees.
As a result of the Listing on May 21, 2013, a total of 375,000 common shares were awarded to our named executive officers (Messrs. Cuneo, Kianka and Reid) and other members of our senior management. These shares fully vested on July 10, 2013. Additionally, on July 10, 2013, other employees were granted a total of 27,500 common shares as a result of the Listing as determined by the compensation committee of our Board of Trustees. These shares fully vested on July 10, 2013. We incurred $3.8 million in share-based compensation in connection with the Listing which is included in Transition and Listing expenses in the accompanying consolidated statements of operations for the year ended December 31, 2013.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

2012 Awards
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
2011 Awards
On June 17, 2011, our Board's independent trustees, Messrs. Black, Reid and Orphanides, were awarded equity grants under the amended and restated 2004 equity incentive plan on the following terms: (i) each award was for $9,200 in restricted common shares of the Company (or 1,000 shares at $9.20 per share) for a total of $27,600; (ii) each award vested in its entirety, upon issuance; and (iii) the independent trustee would not be able to redeem any of the restricted common shares prior to the third anniversary of date of issuance, but retains the rights to dividends declared and paid during such restriction period. We recognized a stock based compensation expense of $27,600 during the year ended December 31, 2011 as a result of granting these awards to our independent trustees.
Summary of Time-Based Restricted Common Shares
A summary of our Time-Based Restricted Common Shares from January 1, 2013 through December 31, 2013 is presented below:

	Nonvested
	Shares	Weighted-Average Grant Date Fair Value per Share	Vested
Outstanding at January 1, 2013	300,000	$10.00	—
Granted	398,925	10.00	—
Vested	(100,000)	10.00	100,000
Canceled (1)	—	—	(33,515)
Outstanding as of December 31, 2013	598,925	$10.00	66,485
__________

(1)
33,515 common shares were tendered in accordance with the terms of the 2013 equity incentive plan to satisfy minimum federal and state tax withholding requirements related to the restricted common shares that have vested. We accept the return of shares at the current quoted closing share price of the Company's common shares on the NYSE to satisfy tax obligations.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

Summary of Performance-Based Restricted Common Shares
A summary of Performance-Based Restricted Common Shares from January 1, 2013 through December 31, 2013 is presented below:

	Nonvested
	Shares	Weighted-Average Grant Date Fair Value per Share	Vested
Outstanding January 1, 2013	375,000	$10.00	—
Granted	27,500	8.90	—
Vested	(402,500)	9.92	402,500
Canceled (1)	—	—	(144,563)
Outstanding as of December 31, 2013	—	$—	257,937
__________

(1)
144,563 common shares were tendered in accordance with the terms of the 2013 equity incentive plan to satisfy minimum federal and state tax withholding requirements related to the restricted common shares that have vested. We accept the return of shares at the current quoted closing share price of the Company's common shares on the NYSE to satisfy tax obligations.

	2013	2012	2011
Compensation Expense Recorded During the Years ended December 31 (1)	$5,713	$445	$28
Unamortized Compensation Costs	$4,444	$6,167	$—
Shares Available for the Future Awards(2)	4,597,500	19,298,000	19,973,000
__________

(1)	Compensation Expense includes expenses incurred in our Listing Expense totaling $3.8 million.

(2)	Shares available for the future awards includes units under the 2013 equity incentive plan, which was the successor to the amended and restated 2004 equity incentive plan.
12. Shareholders' Equity
Common Shares
Under our current declaration of trust, we have the authority to issue a total of 1,000,000,000 shares of beneficial interest. Of the total shares authorized, 990,000,000 shares are designated as common shares, with a par value of $0.01 per share, and 10,000,000 shares are designated as preferred shares, with a par value of $0.01 per share.
On May 21, 2013, we listed our common shares on the NYSE under the symbol "CSG" and concurrently commenced the $125.0 million Tender Offer from our shareholders. As a result of the Tender Offer, on June 26, 2013, we accepted for purchase 12,376,237 common shares at a purchase price of $10.10 per share, for an aggregate cost of approximately $125.0 million, excluding fees and expenses relating to the Tender Offer.
In connection with the Listing, we terminated our dividend reinvestment plan effective as of the close of business on May 21, 2013. As of the close of business on May 21, 2013, we had issued a total of 8,869,829 common shares pursuant to our dividend reinvestment plan, and received approximately $84.3 million in gross proceeds.
In connection with the Listing, we terminated our share redemption program effective as of the close of business on May 21, 2013. During the years ended December 31, 2013 and 2012, we repurchased 4,996,935 common shares and 5,648,490 common shares, respectively, under our share redemption program for $47.4 million and $52.9 million, respectively.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

On July 8, 2013, we eliminated all outstanding 14,501 fractional common shares (the "Fractional Shares") by paying each holder of a Fractional Share an amount in cash equal to the fraction of a share being repurchased multiplied by the closing price of our common shares on the NYSE, as of the date of payment, rounded up to the nearest cent.
Beginning in the fourth quarter of 2013, we transitioned from quarterly distributions to paying distributions on a monthly basis as calculated pursuant to monthly record dates and distribution declaration dates.
At-The-Market Offering
On November 6, 2013, we and CSP OP entered into four separate Equity Distribution Agreements with certain sales agents, pursuant to which we may sell, from time to time, our common shares having an aggregate offering price of up to $250.0 million. Sales of our common shares may be made in ordinary brokers' transactions on the NYSE, in negotiated transactions or transactions that are deemed to be "at the market" ("ATM") offerings, including sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. We may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under our unsecured revolving credit facility, to make acquisitions of properties or portfolios of properties, or for general corporate purposes. As of December 31, 2013, there have been no sales of common shares under the ATM program.
Accumulated Other Comprehensive Income (Loss)
The following presents the changes in the balances of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Foreign Currency Translation Gain (Loss)	Swap Fair Value Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2011	$(9,758)	$(1,928)	$(11,686)
Other Comprehensive Loss Before Reclassifications	(821)	(11,157)	(11,978)
Balance at December 31, 2011	$(10,579)	$(13,085)	$(23,664)
Other Comprehensive Income Before Reclassifications	4,415	10,662	15,077
Balance at December 31, 2012	$(6,164)	$(2,423)	$(8,587)
Other Comprehensive Income Before Reclassifications	7,834	1,295	9,129
Amounts Reclassified from Accumulated Other Comprehensive Income to Interest Expense	—	4,054	4,054
Balance at December 31, 2013	$1,670	$2,926	$4,596
13. Fair Value of Financial Instruments and Investments
We apply the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical financial instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management's best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have classified the debt secured by Albion Mills Retail Park as Level 3 as of December 31, 2012 due to the lack of current market activity and our reliance on unobservable inputs to estimate the fair value of the mortgage note payable. At December 31, 2012, the fair value of the mortgage note payable was determined using a market interest rate of 3.015%. We repaid the debt secured by Albion Mills Retail Park in October 2013.
As of December 31, 2013 and December 31, 2012, we held certain items that were required to be measured at fair value on a recurring basis. These included cash equivalents, interest rate swap derivative contracts and our equity method investment in CBRE Strategic Partners Asia. Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less, including money market funds and U.S. Government obligations. Derivative instruments are related to our economic hedging activities with respect to interest rates.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

The fair values of the interest rate swap derivative agreements are estimated with the assistance of a third-party valuation specialist, as reviewed by the Vice President-Accounting, using the market standard methodology of discounting the future expected cash payments and receipts on the pay and receive legs of the interest rate swap agreements that swap the estimated variable rate mortgage note payment stream for a fixed rate receive payment stream over the period of the loan. The variable interest rates used in the calculation of projected receipts on the interest rate swap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements (where appropriate). Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2013 and December 31, 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.
Our investment in CBRE Strategic Partners Asia ("SP Asia") is based on the Level 3 valuation inputs applied by the Investment Manager of this investment company utilizing a mix of different approaches for valuing the underlying real estate related investments within the investment company. The approaches include the income approach, direct market comparison approach and the replacement cost approach for newer properties. For investments owned more than one year, except for investments under construction or incurring significant renovation, it is CBRE Strategic Partners Asia's policy to obtain a third-party appraisal. For investments in real estate under construction or incurring significant renovation, the valuation analysis is prepared by the Investment Manager. On a quarterly basis, the Company obtained financial results of SP Asia and compares this information to benchmark data. In addition, the Company receives audited financial statements on an annual basis.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

The following items are measured at fair value on a recurring basis at December 31, 2013 and December 31, 2012 (in thousands):

	As of December 31, 2013
		Fair Value Measurements Using:
	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash and Cash Equivalents	$1,069	$1,069	$—	$—
Interest Rate Swaps Designated as Cash Flow Hedges - Assets	5,211	—	5,211	—
Interest Rate Swaps Designated as Cash Flow Hedges - Liabilities	(2,565)	—	(2,565)	—
Investment in CBRE Strategic Partners Asia	9,676	—	—	9,676

	As of December 31, 2012
		Fair Value Measurements Using:
	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash and Cash Equivalents	$6,495	$6,495	$—	$—
Interest Rate Swaps Not Designated as Cash Flow Hedges - Liabilities	(423)	—	(423)	—
Interest Rate Swaps Designated as Cash Flow Hedges - Liabilities	(1,015)	—	(1,015)	—
Investment in CBRE Strategic Partners Asia	8,098	—	—	8,098
Secured Notes Payable - Albion Mills	(9,288)	—	—	(9,288)
Class B Interest	(200)	—	—	(200)
The following table presents our activity for the variable rate note payable and our investment in CBRE Strategic Partners Asia measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012, respectively (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Investment in CBRE Strategic Partners Asia	Secured Notes Payable - Albion Mills
Balance at January 1, 2013	$8,098	$(9,288)
Contributions	—	9,341
Distributions	—	—
Total Income (Loss) on Fair Value Adjustment	1,578	(80)
Translation Adjustment in Other Comprehensive Income	—	27
Balance as of December 31, 2013	$9,676	$—

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Investment in CBRE Strategic Partners Asia	Secured Notes Payable - Albion Mills
Balance at January 1, 2012	$8,381	$(8,775)
Contributions	2,030	—
Distributions	(2,400)	—
Total Income (Loss) on Fair Value Adjustment	87	(111)
Translation Adjustment in Other Comprehensive Income	—	(402)
Balance at December 31, 2012	$8,098	$(9,288)
Gains and losses (realized and unrealized) included in earnings related to the elected fair value note payable for the years ended December 31, 2013 and 2012, respectively, are reported as components of "Other Income and Expense" on the consolidated statements of operations.
Disclosure of Fair Value Financial Instruments
For disclosure purposes only, the following table summarizes our financial instruments and their estimated fair value at December 31, 2013 and December 31, 2012 (in thousands):

	Carrying Value		Fair Value
Financial Instrument	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Secured Notes Payable(1)	$681,200	$492,944	$721,728	$514,451
Secured Notes Payable - Albion Mills(2)	—	9,288	—	9,288
Total Secured Notes Payable	$681,200	$502,232	$721,728	$523,739
Unsecured Term Loan Facilities(1)	$570,000	$—	$570,272	$—
Unsecured Revolving Credit Facility	$170,044	$265,000	$170,044	$265,000
__________

(1)	Items are measured using Level 2 inputs.

(2)
Items are measured using Level 3 inputs. For purposes of this fair value disclosure, we based our fair value estimate for notes payable on our internal valuation that includes a representative sample of our lenders' market interest rate quotes as of December 31, 2013 and December 31, 2012 for debt with similar risk characteristics and maturities. We based our notes payable secured by our Albion Mills property carried at fair value on a third party appraiser's valuation, which used similar techniques as our internal valuation model as of December 31, 2012.

These financial instruments do not have two-way markets and are measured using management's best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We classified the notes payable secured by Albion Mills as Level 3 as of December 31, 2012 due to the lack of current market activity and our reliance on unobservable inputs to estimate the fair value of the debt. The notes payable were repaid in 2013.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

14. Commitments and Contingencies
Ground Leases - We own a property that is subject to a long-term noncancellable ground lease obligation that contractually expires on November 30, 2032. We have three ten-year renewal options that will allow us to extend the expiration of the ground lease through November 30, 2062. The minimum commitment under the ground lease as of December 31, 2013 and thereafter is as follows (in thousands):

2014	$273
2015	273
2016	273
2017	273
2018	276
Thereafter	4,782
$6,150
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

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

The following table compares the net operating income for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Domestic Industrial Properties
Revenues:
Rental	$54,256	$42,360	$30,030
Tenant Reimbursements	15,848	8,861	6,466
Total Revenues	70,104	51,221	36,496
Property and Related Expenses:
Property Operating	4,299	3,196	2,736
Real Estate Taxes	14,004	7,621	6,102
Total Property and Related Expenses	18,303	10,817	8,838
Net Operating Income	$51,801	$40,404	$27,658
Domestic Office Properties
Revenues:
Rental	$136,663	$97,164	$83,897
Tenant Reimbursements	37,177	24,314	20,058
Total Revenues	173,840	121,478	103,955
Property and Related Expenses:
Property Operating	26,433	17,528	15,248
Real Estate Taxes	23,967	15,015	11,548
Total Property and Related Expenses	50,400	32,543	26,796
Net Operating Income	$123,440	$88,935	$77,159
International Office/Retail Properties
Revenues:
Rental	$5,787	$5,908	$5,154
Tenant Reimbursements	281	236	211
Total Revenues	6,068	6,144	5,365
Property and Related Expenses:
Property Operating	489	740	1,207
Total Property and Related Expenses	489	740	1,207
Net Operating Income	$5,579	$5,404	$4,158

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

	Year Ended December 31,
	2013	2012	2011
Reconciliation to Consolidated Net Income (Loss)
Total Segment Net Operating Income	$180,820	$134,743	$108,975
Expenses:
General and Administrative	23,138	14,660	5,132
Investment Management Fee	489	29,695	20,908
Acquisition-related Expenses	2,690	7,752	14,464
Depreciation and Amortization	102,793	72,383	60,353
Transition and Listing Expenses	12,681	8,249	—
	39,029	2,004	8,118
Other Income and Expenses
Interest and Other Income	1,321	2,235	1,607
Interest Expense	(47,295)	(33,845)	(33,261)
Interest Expense and Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	614	(118)	(303)
Loss on Early Extinguishment of Debt	(1,051)	(17,284)	(108)
Gain on Conversion of Equity Investment to Controlling Interest	75,763	—	—
Income (Loss) from Continuing Operations Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	68,381	(47,008)	(23,947)
Provision for Income Taxes	(287)	(266)	(456)
Equity in Income of Unconsolidated Entities	12,111	3,959	3,590
Net Income (Loss) from Continuing Operations	80,205	(43,315)	(20,813)
Discontinued Operations
Income from Discontinued Operations	382	720	1,227
Gain (Loss) on Sale of Real Estate	2,759	(413)	301
Income From Discontinued Operations	3,141	307	1,528
Net Income (Loss)	$83,346	$(43,008)	$(19,285)

	Year Ended December 31,
Condensed Assets	2013	2012
Domestic Industrial Properties	$725,566	$678,930
Domestic Office Properties	1,601,513	1,077,328
International Office/Retail Properties	88,571	105,502
Non-Segment Assets	594,946	616,276
Non-Segment Construction in Progress and Other Assets—Variable Interest Entity	—	76,826
Total Assets	$3,010,596	$2,554,862

	Year Ended December 31,
Condensed Expenditures	2013	2012
Domestic Industrial Properties	$82,274	$239,470
Domestic Office Properties	510,081	28,914
International Office/Retail Properties	—	668
Non-Segment Construction in Progress and Other Assets—Variable Interest Entity	—	56,180
Total Capital Expenditures	$592,355	$325,232

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

16. Earnings per Share Attributable to Common Shareholders

The following table reconciles the numerator and denominator in computing the Company's basic and diluted per-share computations for net income (loss) available to common shareholders for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands except share data):

	Year Ended December 31,
	2013	2012	2011
Numerator:
Income (Loss) from Continuing Operations	$80,205	$(43,315)	$(20,813)
(Income) Loss from Continuing Operations Attributable to Noncontrolling Interests	(82)	32	26
Allocation to Participating Securities (Nonvested Time-Based Shares)	(360)	(90)	—
Numerator for Basic and Diluted Income (Loss) from Continuing Operations	79,763	(43,373)	(20,787)
Income from Discontinued Operations	3,141	307	1,528
Numerator for Basic and Diluted Income (Loss) Available to Common Shareholders	$82,904	$(43,066)	$(19,259)
Denominator:
Basic Weighted Average Vested Shares Outstanding	242,379,680	248,154,277	192,042,918
Effect of Dilutive Securities - Performance-Based Shares (1)	—	—	—
Diluted Weighted Average Vested Shares Outstanding	242,379,680	248,154,277	192,042,918
Basic and Diluted Earnings Per Share:
Income (Loss) from Continuing Operations Available to Common Shareholders per Share	$0.33	$(0.17)	$(0.11)
Income (Loss) from Discontinued Operations Available to Common Shareholders per Share	$0.01	$0.00	$0.01
Net Income (Loss) Available to Common Shareholders per Share	$0.34	$(0.17)	$(0.10)
__________

(1)
375,000 performance-based shares granted in September 2012 and subsequently vested in May 2013 are not included in the diluted weighted average share calculations for the year ended December 31, 2012 because the effect would be anti-dilutive.

17. Distributions
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
The following table reconciles the distributions declared per common share to the distributions paid per common share during the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Distributions declared per common share	$0.551	$0.600	$0.600
Less: Distributions declared in the current period, and paid in the subsequent period	(0.042)	(0.150)	(0.150)
Add: Distributions declared in the prior year, and paid in the current year	0.150	0.150	0.150
Distributions paid per common share	$0.659	$0.600	$0.600
Distributions to shareholders during the years ended December 31, 2013, 2012 and 2011, totaled approximately $159.6 million, $144.3 million and $106.4 million, respectively.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

The income tax treatment for distributions declared for the years ended December 31, 2013, 2012 and 2011 as identified above, were as follows:

	2013		2012		2011
Ordinary Income	$0.2903	44.1%	$0.087	14.5%	$0.239	39.9%
Return of Capital	0.3614	54.8%	0.513	85.5%	0.361	60.1%	(1)
Capital Gain (2)	0.0073	1.1%	—	—%	—	—%
	$0.659	100.0%	$0.600	100.0%	$0.600	100.0%
__________

(1)	This percentage is comprised of return of capital at 59.6% and qualified dividend income at 0.5%.

(2)	Capital gains are comprised entirely of unrecaptured Section 1250 gains.
18. Quarterly Financial Information (unaudited)
Summarized quarterly financial data for the years ended December 31, 2013 and 2012 was as follows (in thousands, except per share amounts):

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues from Continuing Operations	$53,432	$66,556	$64,786	$65,238
Net Operating Income (Loss) from Continuing Operations	77,704	(6,154)	(2,525)	(644)
Net Income (Loss) from Continuing Operations	81,999	(3,730)	745	1,191
Income from Discontinued Operations	91	90	114	2,846
Net Income (Loss)	82,090	(3,640)	859	4,037
Net Income (Loss) Attributable to Common Shareholders	82,007	(3,636)	856	4,037
Net Income (Loss) per common share-basic and diluted	$0.33	$(0.01)	$0.00	$0.02
	2012 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues from Continuing Operations	$42,719	$44,198	$46,474	$45,452
Net Operating Loss from Continuing Operations	(2,824)	(2,610)	(13,358)	(28,216)
Loss from Continuing Operations	(2,264)	(1,683)	(12,506)	(26,862)
Income (Loss) from Discontinued Operations	110	(216)	122	291
Net Loss	(2,154)	(1,899)	(12,384)	(26,571)
Net Loss Attributable to Common Shareholders	(2,152)	(1,899)	(12,379)	(26,546)
Net Loss per common share-basic and diluted	$(0.01)	$(0.01)	$(0.05)	$(0.11)
19. Subsequent Events
On January 2, 2014, we acquired 445 Airtech Parkway located in Indianapolis, Indiana for $30.2 million exclusive of customary closing costs. The acquisition was funded using borrowings from our unsecured revolving credit facility and proceeds from the sale of properties. 445 Airtech Parkway is a 622,400 square foot distribution building and is 100% leased to the Hartz Mountain Corporation.
On January 2, 2014, we paid off the notes payable secured by Avion III and IV in the amount of approximately $20.0 million.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2013, 2012 and 2011

On January 7, 2014, we announced that we received a BBB- corporate rating from Standard and Poor's Rating Services ("S&P"). S&P also gave us a stable outlook, reflecting our high-quality real estate portfolio and selective acquisition strategy, which S&P believes will support solid revenue and earnings growth in the near future.
On January 16, 2014, the Duke JV sold an office property located in Chicago, Illinois for approximately $13.1 million.  In connection with the sale of the property, the Duke JV incurred a loss of $0.3 million during the year ended December 31, 2013.  Our pro rata share of the net proceeds of the sale following payment of customary closing expenses was approximately $10.2 million.
On January 29, 2014, our Board's independent trustees, Messrs. Charles Black, Mark Brugger, James Francis, James Orphanides and Louis Salvatore were awarded equity grants under the 2013 equity incentive plan on the following terms: (i) (x) Mr. Black was awarded 20,000 common shares, (y) Messrs. Orphanides and Salvatore each were awarded 5,000 common shares and (z) Messrs. Brugger and Francis each were awarded 1,550 common shares for a total of 33,100 common shares; and (ii) each award vested in its entirety, upon issuance.
On February 26, 2014, our Board of Trustees approved a monthly distribution of $0.042 per common share for each of the months of April, May and June of 2014. The April dividend will be paid on May 7, 2014, to all holders of record on April 30, 2014, the May dividend will be paid on June 6, 2014, to all holders of record on May 30, 2014, and the June dividend will be paid on July 8, 2014, to all holders of record on June 30, 2014.
On February 26, 2014, the Company and Operating Partnership entered in an amendment to Martin R. Reid's employment agreement, effective as of January 1, 2013, increasing Mr. Reid's annual target Long Term Incentive Award to 90,000 restricted common shares of the Company.

Schedule III—Properties and Accumulated Depreciation Through December 31, 2013 (In Thousands)

		Acquisition Costs						Improve- ments Subsequent to Purchase Date	Total Cost	Accumulated Depreciation and Amortization	Net Investments in Real Estate	Deprecia- tion Life(1)	Date of Acquisition (A)/ Construction (C)(2)
Property	Location	Encumbrance Net	Land	Site Improve- ments	Building and Improve- ments	Tenant Improve- ments	Total

REMEC Corporate Campus	San Diego, CA	$—	$11,862	$—	$8,933	$3,217	$24,012	$95	$24,107	$(4,549)	$19,558	39	9/15/2004	(A)
300 Constitution	Boston, MA	—	5,591	—	13,826	733	20,150	—	20,150	(3,983)	16,167	39	11/3/2004	(A)
Deerfield Commons I	Atlanta, GA	9,290	2,053	934	7,760	1,363	12,110	2,386	14,496	(4,729)	9,767	39	6/21/2005	(A)
Deerfield Commons II	Atlanta, GA	—	2,262	—	—	—	2,262	—	2,262	—	2,262	39	6/21/2005	(A)
660 North Dorothy	Dallas, TX	—	1,576	417	3,402	199	5,594	375	5,969	(1,304)	4,665	39	1/9/2006	(A)
505 Century	Dallas, TX	—	950	304	3,685	119	5,058	1,187	6,245	(1,393)	4,852	39	1/9/2006	(A)
631 International	Dallas, TX	—	923	238	2,912	285	4,358	101	4,459	(1,029)	3,430	39	1/9/2006	(A)
602 Central Blvd.	Coventry, UK	—	5,093	268	14,850	—	20,211	715	20,926	(2,730)	18,196	39	4/27/2007	(A)
Bolingbrook Point III	Chicago, IL	7,900	2,423	522	13,434	164	16,543	7	16,550	(2,542)	14,008	39	8/29/2007	(A)
Fairforest Bldg. 5	Spartanburg, SC	8,213	1,788	2,462	12,017	100	16,367	11	16,378	(3,092)	13,286	39	8/30/2007	(A)
Fairforest Bldg. 6	Spartanburg, SC	2,028	1,181	506	3,753	459	5,899	—	5,899	(1,187)	4,712	39	8/30/2007	(A)
Fairforest Bldg. 7	Spartanburg, SC	—	660	463	4,503	—	5,626	595	6,221	(1,313)	4,908	39	8/30/2007	(A)
HJ Park Bldg. 1	Spartanburg, SC	—	575	468	2,472	12	3,527	7	3,534	(613)	2,921	39	8/30/2007	(A)
North Rhett I	Charleston, SC	2,342	1,290	366	9,627	428	11,711	177	11,888	(2,147)	9,741	39	8/30/2007	(A)
North Rhett II	Charleston, SC	1,561	539	144	5,670	26	6,379	605	6,984	(1,440)	5,544	39	8/30/2007	(A)
North Rhett III	Charleston, SC	—	631	209	3,366	18	4,224	29	4,253	(650)	3,603	39	8/30/2007	(A)
North Rhett IV	Charleston, SC	8,126	2,433	1,716	12,445	91	16,685	—	16,685	(2,785)	13,900	39	8/30/2007	(A)
Jedburg Commerce Park	Charleston, SC	—	4,029	3,026	20,381	149	27,585	309	27,894	(4,743)	23,151	39	8/30/2007	(A)
Mount Holly Bldg.	Charleston, SC	1,561	1,012	1,050	3,699	18	5,779	55	5,834	(1,089)	4,745	39	8/30/2007	(A)
Orangeburg Park Bldg.	Charleston, SC	1,588	544	641	3,636	93	4,914	—	4,914	(953)	3,961	39	8/30/2007	(A)
Kings Mt. I	Charlotte, NC	1,356	508	362	3,097	166	4,133	88	4,221	(849)	3,372	39	8/30/2007	(A)
Kings Mt. II	Charlotte, NC	3,924	774	1,351	10,199	958	13,282	—	13,282	(2,718)	10,564	39	8/30/2007	(A)
Kings Mt. III	Charlotte, NC	—	1,183	1,647	13,738	—	16,568	4,853	21,421	(3,549)	17,872	39	3/14/2008	(A)
Union Cross Bldg. I	Winston-Salem, NC	2,050	852	759	3,905	27	5,543	—	5,543	(967)	4,576	39	8/30/2007	(A)
Union Cross Bldg. II	Winston-Salem, NC	6,255	1,658	1,576	12,271	65	15,570	—	15,570	(2,723)	12,847	39	8/30/2007	(A)
Lakeside Office Center	Dallas, TX	8,743	4,328	817	10,497	1,140	16,782	648	17,430	(2,877)	14,553	39	3/5/2008	(A)
Thames Valley	Reading, UK	—	6,672	979	13,195	80	20,926	7	20,933	(2,407)	18,526	39	3/20/2008	(A)
Enclave on the Lake	Houston, TX	—	4,056	10,230	20,823	1,197	36,306	1,687	37,993	(6,761)	31,232	39	7/1/2008	(A)
Fairforest Bldg. 1	Spartanburg, SC	—	335	107	2,509	6	2,957	—	2,957	(382)	2,575	39	8/30/2007	(A)
Fairforest Bldg. 2	Spartanburg, SC	—	396	122	4,654	2	5,174	200	5,374	(760)	4,614	39	8/30/2007	(A)
Fairforest Bldg. 3	Spartanburg, SC	—	608	231	4,695	14	5,548	—	5,548	(727)	4,821	39	8/30/2007	(A)
Fairforest Bldg. 4	Spartanburg, SC	—	661	331	4,566	10	5,568	3,004	8,572	(747)	7,825	39	8/30/2007	(A)
Highway 290 Commerce Pk Bldg. 1	Spartanburg, SC	—	704	219	4,347	8	5,278	2	5,280	(672)	4,608	39	8/30/2007	(A)
Highway 290 Commerce Pk Bldg. 2	Spartanburg, SC	—	1,131	363	3,008	24	4,526	—	4,526	(549)	3,977	39	9/24/2007	(A)

Schedule III—Properties and Accumulated Depreciation Through December 31, 2013 (In Thousands)—(Continued)

		Acquisition Costs						Improve- ments Subsequent to Purchase Date	Total Cost	Accumulated Depreciation and Amortization	Net Investments in Real Estate	Deprecia- tion Life(1)	Date of Acquisition (A)/ Construction (C)(2)
Property	Location	Encumbrance Net	Land	Site Improve- ments	Building and Improve- ments	Tenant Improve- ments	Total

Highway 290 Commerce Pk Bldg. 5	Spartanburg, SC	—	421	162	800	4	1,387	109	1,496	(180)	1,316	39	8/30/2007	(A)
Highway 290 Commerce Pk Bldg. 6	Spartanburg, SC	—	572	176	3,012	—	3,760	554	4,314	(520)	3,794	39	11/1/2007	(A)
Highway 290 Commerce Pk Bldg. 7	Spartanburg, SC	—	1,233	510	2,949	1	4,693	362	5,055	(646)	4,409	39	8/30/2007	(A)
Orchard Business Park 2	Spartanburg, SC	—	173	62	526	—	761	35	796	(128)	668	39	8/30/2007	(A)
Greenville/Spartanburg Ind. Pk	Spartanburg, SC	—	460	200	2,584	2	3,246	240	3,486	(495)	2,991	39	8/30/2007	(A)
Community Cash Complex 1	Spartanburg, SC	—	867	175	1,622	—	2,664	428	3,092	(782)	2,310	39	8/30/2007	(A)
Community Cash Complex 2	Spartanburg, SC	—	887	136	1,169	3	2,195	—	2,195	—	2,195	39	8/30/2007	(A)
Community Cash Complex 3	Spartanburg, SC	—	205	16	1,190	22	1,433	22	1,455	(209)	1,246	39	8/30/2007	(A)
Community Cash Complex 4	Spartanburg, SC	—	132	15	399	—	546	—	546	—	546	39	8/30/2007	(A)
Community Cash Complex 5	Spartanburg, SC	—	138	15	671	—	824	—	824	—	824	39	8/30/2007	(A)
Avion III & IV	Washington Metro, DC	19,885	6,810	1,179	30,004	1,105	39,098	202	39,300	(5,484)	33,816	39	11/18/2008	(A)
Maskew Retail Park	Peterborough, UK	23,160	17,612	1,134	28,494	—	47,240	89	47,329	(4,181)	43,148	39	10/23/2008	(A)
13201 Wilfred Lane	Minneapolis, MN	—	2,274	412	11,049	129	13,864	—	13,864	(1,463)	12,401	39	6/29/2009	(A)
3011, 3055 & 3077 Comcast Place	East Bay, CA	—	7,013	998	21,858	7,739	37,608	—	37,608	(5,176)	32,432	39	7/1/2009	(A)
140 Depot Street	Boston, MA	—	3,560	1,172	11,898	158	16,788	—	16,788	(1,763)	15,025	39	7/31/2009	(A)
12650 Ingenuity Drive	Orlando, FL	11,686	3,520	397	13,330	1,517	18,764	198	18,962	(2,171)	16,791	39	8/5/2009	(A)
Crest Ridge Corporate Center I	Minneapolis, MN	—	4,624	335	16,024	3,174	24,157	28	24,185	(3,263)	20,922	39	8/17/2009	(A)
West Point Trade Center	Jacksonville, FL	—	5,843	2,925	16,067	368	25,203	1,410	26,613	(2,765)	23,848	39	12/30/2009	(A)
5160 Hacienda Drive	East Bay, CA	—	8,100	740	20,776	1,693	31,309	—	31,309	(2,743)	28,566	39	4/8/2010	(A)
10450 Pacific Center Court	San Diego, CA	—	5,000	724	20,410	1,061	27,195	—	27,195	(2,542)	24,653	39	5/7/2010	(A)
225 Summit Avenue	Northern, NJ	—	7,100	978	25,460	2,240	35,778	—	35,778	(3,268)	32,510	39	6/21/2010	(A)
One WaySide Road	Boston, MA	24,723	7,500	517	37,870	2,442	48,329	226	48,555	(4,615)	43,940	39	6/24/2010	(A)
100 Tice Blvd.	Northern, NJ	41,121	7,300	1,048	47,114	2,231	57,693	—	57,693	(4,814)	52,879	39	9/28/2010	(A)
Ten Parkway North	Chicago, IL	11,777	3,500	276	15,764	1,368	20,908	12	20,920	(1,767)	19,153	39	10/12/2010	(A)
Pacific Corporate Park	Washington, DC	—	21,128	47,023	46,992	14,810	129,953	51	130,004	(18,524)	111,480	39	11/15/2010	(A)
4701 Gold Spike Drive	Dallas, TX	10,154	3,500	384	14,057	96	18,037	—	18,037	(1,290)	16,747	39	10/27/2010	(A)
1985 International Way	Hebron, KY	7,055	2,200	396	10,544	33	13,173	45	13,218	(974)	12,244	39	10/27/2010	(A)
3660 Deerpark Boulevard	Jacksonville, FL	7,294	2,400	438	10,036	67	12,941	—	12,941	(965)	11,976	39	10/27/2010	(A)
Tolleson Commerce Park II	Phoenix, AZ	4,386	2,200	567	4,753	62	7,582	187	7,769	(633)	7,136	39	10/27/2010	(A)
100 Kimball Drive	Northern, NJ	—	8,800	1,270	39,400	2,946	52,416	—	52,416	(4,207)	48,209	39	12/10/2010	(A)
70 Hudson Street	New York City Metro, NJ	117,666	55,300	8,885	56,193	3,470	123,848	—	123,848	(7,371)	116,477	39	4/11/2011	(A)
90 Hudson Street	New York City Metro, NJ	106,815	56,400	9,968	76,909	3,198	146,475	783	147,258	(8,435)	138,823	39	4/11/2011	(A)
Millers Ferry Road	Dallas, TX	—	5,835	8,755	18,412	688	33,690	150	33,840	(2,824)	31,016	39	6/2/2011	(A)
Sky Harbor Operations Center	Phoenix, AZ	—	—	20,848	19,677	4,565	45,090	—	45,090	(4,932)	40,158	39	9/30/2011	(A)

Schedule III—Properties and Accumulated Depreciation Through December 31, 2013 (In Thousands)—(Continued)

		Acquisition Costs						Improve- ments Subsequent to Purchase Date	Total Cost	Accumulated Depreciation and Amortization	Net Investments in Real Estate	Deprecia- tion Life(1)	Date of Acquisition (A)/ Construction (C)(2)
Property	Location	Encumbrance Net	Land	Site Improve- ments	Building and Improve- ments	Tenant Improve- ments	Total

Aurora Commerce Center Bldg. C	Denver, CO	—	2,600	1,125	17,467	254	21,446	—	21,446	(1,167)	20,279	39	11/30/2011	(A)
Sabal Pavilion	Tampa, FL	—	3,900	1,394	10,734	1,656	17,684	215	17,899	(1,094)	16,805	39	12/30/2011	(A)
Atwater	Philadelphia, PA	—	6,851	11,583	29,113	30,719	78,266	1	78,267	(4,078)	74,189	39	10/27/2011	(C)
2400 Dralle Road	Chicago, IL	—	11,706	4,732	38,175	912	55,525	—	55,525	(2,433)	53,092	39	3/20/2012	(A)
Midwest Commerce Center I	Kansas City, KS	—	6,665	10,517	36,170	597	53,949	—	53,949	(2,272)	51,677	39	8/16/2012	(A)
20000 S. Diamond Lake Road	Minneapolis, MN	6,388	1,976	884	12,041	55	14,956	—	14,956	(413)	14,543	39	11/7/2012	(A)
Gateway at Riverside	Baltimore, MD	—	6,940	6,597	26,917	475	40,929	—	40,929	(1,274)	39,655	39	11/30/2012	(A)
Gateway II at Riverside	Baltimore, MD	—	2,318	253	—	—	2,571	—	2,571	(18)	2,553	39	11/30/2012	(A)
701 & 801 Charles Ewing Blvd	Princeton, NJ	—	2,376	3,832	14,306	2,268	22,782	190	22,972	(823)	22,149	39	12/28/2012	(A)
Mid-Atlantic Distribution Center - Bldg A	Baltimore, MD	—	7,033	3,578	24,780	385	35,776	7	35,783	(908)	34,875	39	12/28/2012	(A)
Carpenter Corporate Center I & II	Dallas, TX	—	5,901	1,160	31,200	3,588	41,849	53	41,902	(515)	41,387	39	7/31/2013	(A)
1200 Woods Chapel Road	Spartenburg, SC	—	1,560	2,373	4,925	58	8,916	—	8,916	(98)	8,818	39	8/8/2013	(A)
1400 Perimeter Park Drive	Raleigh, NC	2,446	765	541	3,320	332	4,958	—	4,958	(127)	4,831	39	3/1/2013	(A)
3900 North Paramount Parkway	Raleigh, NC	8,073	861	525	12,474	688	14,548	—	14,548	(349)	14,199	39	3/1/2013	(A)
3900 South Paramount Parkway	Raleigh, NC	8,075	1,062	650	13,842	552	16,106	—	16,106	(383)	15,723	39	3/1/2013	(A)
Point West I	Dallas, TX	11,041	3,616	1,888	21,811	1,339	28,654	—	28,654	(868)	27,786	39	3/1/2013	(A)
22535 Colonial Pkwy	Houston, TX	8,336	1,336	992	12,499	862	15,689	—	15,689	(435)	15,254	39	3/1/2013	(A)
Atrium I	Columbus, OH	22,516	4,131	1,990	28,589	3,559	38,269	508	38,777	(1,241)	37,536	39	3/1/2013	(A)
Easton III	Columbus, OH	6,466	2,164	1,591	11,944	1,246	16,945	71	17,016	(519)	16,497	39	3/1/2013	(A)
Landings I	Cincinnati, OH	17,195	1,689	1,229	21,824	1,529	26,271	—	26,271	(700)	25,571	39	3/1/2013	(A)
Landings II	Cincinnati, OH	15,152	1,434	877	18,637	1,009	21,957	31	21,988	(708)	21,280	39	3/1/2013	(A)
McAuley Place	Cincinnati, OH	13,472	1,467	637	19,996	1,901	24,001	462	24,463	(717)	23,746	39	3/1/2013	(A)
Miramar I	Ft. Lauderdale, FL	9,607	11,572	2,280	3,654	2,457	19,963	—	19,963	(451)	19,512	39	3/1/2013	(A)
Miramar II	Ft. Lauderdale, FL	12,944	9,841	1,857	13,949	2,056	27,703	—	27,703	(928)	26,775	39	3/1/2013	(A)
Northpoint III	Orlando, FL	10,784	3,157	1,510	15,081	1,165	20,913	—	20,913	(518)	20,395	39	3/1/2013	(A)
Celebration Office Center	Orlando, FL	9,296	4,892	1,529	8,499	657	15,577	—	15,577	(440)	15,137	39	3/1/2013	(A)
Goodyear Crossing II	Phoenix, AZ	20,583	7,471	2,919	46,348	492	57,230	—	57,230	(1,214)	56,016	39	3/1/2013	(A)
Norman Pointe I	Minneapolis, MN	22,790	3,369	1,089	25,906	1,615	31,979	352	32,331	(977)	31,354	39	3/1/2013	(A)
Norman Pointe II	Minneapolis, MN	25,377	1,483	1,124	36,298	4,818	43,723	1,120	44,843	(2,021)	42,822	39	3/1/2013	(A)
		681,200	444,024	216,920	1,450,387	133,607	2,244,938	25,284	2,270,222	(195,778)	2,074,444
_________

(1)
The initial costs of buildings and improvements are depreciated over 39 years using a straight-line method of accounting; site improvements are depreciated over a range of 15 to 25 years; and improvements capitalized subsequent to acquisition are depreciated over the shorter of the lease term or useful life.

(2)	Represents our date of acquisition or construction.

Investments in real estate (in thousands):

	December 31,
	2013	2012	2011
Balance, beginning of the year	$1,804,885	$1,514,633	$1,107,185
Acquisitions	52,531	230,919	387,159
Disposition	(27,259)	(3,715)	(1,375)
Improvements	10,056	2,688	9,282
Improvements—Variable Interest Entity	(72,742)	60,360	12,382
Transfer from joint venture	502,751	—	—
Balance, end of the year	$2,270,222	$1,804,885	$1,514,633

Accumulated depreciation related to investments in real estate (in thousands):

	December 31,
	2013	2012	2011
Balance, beginning of year	$(132,129)	$(88,084)	$(51,292)
Additions	(65,565)	(44,402)	(36,863)
Dispositions	1,916	357	71
Balance, end of the year	$(195,778)	$(132,129)	$(88,084)
The aggregate gross cost of our investments in real estate for U.S. Federal income tax purposes approximated $2.6 billion as of December 31, 2013.

Independent Auditors' Report

The Members
Duke/Hulfish, LLC:
We have audited the accompanying consolidated financial statements of Duke/Hulfish, LLC and its subsidiaries, which comprise the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, members' equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and the related notes to the consolidated financial statements. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule III.
Management's Responsibility for the Financial Statements
Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with U.S. generally accepted accounting principles; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.
Auditors' Responsibility
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
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditors' judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke/Hulfish, LLC and its subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the each of the years in the three-year period ended December 31, 2013 in accordance with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Indianapolis, Indiana
February 24, 2014

DUKE/HULFISH, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2013 and 2012

	2013	2012
Assets
Land and Land Improvements	$90,132,976	$150,777,259
Buildings	313,087,526	597,407,832
Tenant Improvements	54,303,654	106,860,636
Construction in Progress	62,711	5,380
	457,586,867	855,051,107
Accumulated Depreciation	(68,842,408)	(89,939,196)
Net investment Property	388,744,459	765,111,911
Real estate investments and other assets held-for-sale	13,323,862	14,290,191
Cash and Cash Equivalents	3,854,062	10,086,442
Accounts Receivable, Net of Allowance for Doubtful Accounts of $0 and $50,415, Respectively	3,321,135	4,410,260
Accrued Straight Line Rent	8,821,147	14,404,185
Deferred Financing Fees, Net of Accumulated Amortization of $262,719 and $2,007,612, Respectively	854,486	3,743,326
Intangible Lease Assets and Deferred Leasing Costs, Net of Accumulated Amortization of $36,410,413 and $57,666,583, Respectively	33,887,957	109,958,292
Prepaid Insurance and Other Assets	705,459	2,755,480
	$453,512,567	$924,760,087
Liabilities and Members’ Equity
Liabilities Related to Real Estate Investments Held-for-Sale	$496,413	$458,589
Mortgage Notes Payable	79,760,611	472,370,094
Accounts Payable and Accrued Expenses	1,665,649	2,926,427
Accrued Real Estate Taxes	5,014,699	12,007,647
Accrued Interest	338,309	1,954,350
Prepaid Rent and Security Deposits	2,964,411	3,927,578
Other Liabilities	575,911	2,904,036
Total Liabilities	90,816,003	496,548,721
Members’ Equity	362,696,564	428,211,366
	$453,512,567	$924,760,087

See accompanying notes to consolidated financial statements.

DUKE/HULFISH, LLC AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
Years Ended December 31, 2013, 2012, and 2011

	2013	2012	2011
Revenues:
Contractual Rental Income	$55,788,713	$53,519,534	$46,828,505
Straight-Line Rental Income	1,611,136	1,618,130	1,017,943
	57,399,849	55,137,664	47,846,448
Operating Expenses:
Rental Expenses	7,415,893	7,022,896	5,913,033
Property Management Fees	1,403,112	1,392,826	1,140,868
Real Estate Taxes	7,166,944	6,258,770	4,985,707
Depreciation and Amortization	27,458,307	27,375,314	23,103,310
	43,444,256	42,049,806	35,142,918
Income from Rental Operations	13,955,593	13,087,858	12,703,530
General and Administrative Expenses	1,124,279	872,168	914,643
Operating Income	12,831,314	12,215,690	11,788,887
Other Income (Expenses):
Interest and Other Income	45,952	10,786	19,659
Interest Expense	(9,405,710)	(12,859,077)	(14,728,816)
Income (Loss) from Continuing Operations	3,471,556	(632,601)	(2,920,270)
Discontinued Operations:
Income (Loss) Before Gain on Distribution of Members' Interest, Loss on Extinguishment of Debt and Impairment Charge	2,241,980	(350,095)	6,178,346
Loss on Extinguishment of Debt	(267,935)	—	—
Impairment Charge	(553,173)	—	—
Gain on Distribution of Member's Interest	101,140,252	—	—
Income (Loss) from Discontinued Operations	102,561,124	(350,095)	6,178,346
Net Income (Loss)	106,032,680	(982,696)	3,258,076
Comprehensive Income (Loss):
Derivative Instrument Activity	1,767,658	(814,838)	(952,817)
Comprehensive Income (Loss)	$107,800,338	$(1,797,534)	$2,305,259
See accompanying notes to consolidated financial statements.

DUKE/HULFISH, LLC AND SUBSIDIARIES
Consolidated Statements of Members' Equity
Years Ended December 31, 2013, 2012, and 2011

	CSP Operating Partnership, LP	Duke Realty Limited Partnership	Total
Members’ Equity-December 31, 2010	$304,092,729	$76,023,181	$380,115,910
Capital Contributions	111,480,201	27,870,050	139,350,251
Capital Distributions	(42,324,096)	(10,581,024)	(52,905,120)
Net Income	2,606,461	651,615	3,258,076
Other Comprehensive Loss	(762,254)	(190,563)	(952,817)
Members’ Equity-December 31, 2011	375,093,041	93,773,259	468,866,300
Capital Contributions	1,691,094	422,773	2,113,867
Capital Distributions	(32,777,014)	(8,194,253)	(40,971,267)
Net Loss	(786,157)	(196,539)	(982,696)
Other Comprehensive Loss	(651,870)	(162,968)	(814,838)
Members’ Equity-December 31, 2012	$342,569,094	$85,642,272	$428,211,366
Capital Contributions	120,475,047	30,118,762	150,593,809
Capital Distributions	(259,127,159)	(64,781,790)	(323,908,949)
Net Income	84,826,144	21,206,536	106,032,680
Other Comprehensive Income	1,414,126	353,532	1,767,658
Members’ Equity-December 31, 2013	$290,157,252	$72,539,312	$362,696,564

See accompanying notes to consolidated financial statements.

DUKE/HULFISH, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2013, 2012, and 2011

	2013	2012	2011
Cash Flows from Operating Activities:
Net Income (Loss)	$106,032,680	$(982,696)	$3,258,076
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	33,490,625	61,481,758	52,679,662
Amortization of Deferred Financing Fees	438,630	881,890	2,494,664
Loss on Extinguishment of Debt	267,935	—	—
Straight-Line Rent Adjustment	(2,333,519)	(4,405,592)	(3,908,194)
Accounts Receivable, Net	993,300	(815,750)	(795,667)
Impairment Charge	553,173	—	—
Gain on Distribution of Members' Interest	(101,140,252)	—	—
Prepaid Insurance and Other Assets	1,021,127	(1,043,319)	(1,098,555)
Accounts Payable, Accrued Expenses, and Other Liabilities	(1,682,805)	(1,006,226)	3,827,825
Accrued Real Estate Taxes	492,122	1,382,497	1,009,562
Accrued Interest	(1,595,292)	(36,223)	967,240
Prepaid Rent and Security Deposits	(568,171)	(1,067,029)	2,708,184
Net Cash Provided by Operating Activities	35,969,553	54,389,310	61,142,797
Cash Flows from Investing Activities:
Acquisition of Real Estate Assets	—	—	(341,297,178)
Development of Real Estate Assets, Net of Amounts Accrued As of Year-End	(23,340)	(871,267)	(27,968,510)
Recurring Building Improvements	(488,255)	(464,899)	(829,338)
Recurring Leasing and Tenant Improvement Costs	(4,920,220)	(5,043,468)	(4,960,786)
Proceeds from Depreciated Property Sales, Net	13,798,196	—	—
Net Cash Provided by (Used in) Investing Activities	8,366,381	(6,379,634)	(375,055,812)
Cash Flows from Financing Activities:
Loan Acquisition Costs	—	(6,035)	(5,003,078)
Proceeds from Mortgage Borrowings	—	—	239,075,000
Proceeds from Unsecured Debt Borrowings	—	—	275,000,000
Repayment of Unsecured Debt Borrowings	—	—	(275,000,000)
Repayment of Mortgage Borrowings	(152,840,587)	(6,112,181)	(2,592,725)
Contributions from Members	150,570,469	1,242,600	107,766,769
Distributions to Members	(48,298,196)	(40,100,000)	(21,200,000)
Net Cash (Used in) Provided by Financing Activities	(50,568,314)	(44,975,616)	318,045,966
Net Increase (Decrease) in Cash and Cash Equivalents	(6,232,380)	3,034,060	4,132,951
Cash and Cash Equivalents At Beginning of Year	10,086,442	7,052,382	2,919,431
Cash and Cash Equivalents at End of Year	$3,854,062	$10,086,442	$7,052,382
Supplemental Cash Flow Disclosure:
Cash Paid for Interest	$13,378,042	$23,637,169	$18,357,521
Supplemental Disclosure of Noncash Activities:
Contribution of Properties by Duke Realty Limited Partnership and Related Net Working Capital	—	—	$(121,638)
Declared Distribution/Contribution-Anson and Buckeye Expansions	$23,340	$871,267	$31,705,120
Distribution of Interests to CSP Operating Partnership, LP and Duke Realty Limited Partnership (Note 6)	$275,587,413	—	—
Write-Off of Fully Amortized Deferred Financing Fees	$1,086,386	—	$1,849,894

See accompanying notes to consolidated financial statements.

DUKE/HULFISH, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
1. The Company
Duke/Hulfish, LLC (Company) was formed on April 29, 2008 (inception) by Duke Realty Limited Partnership (DRLP) and CBRE Operating Partnership, L.P. (collectively, the Members), to own and manage commercial real estate properties. Effective July 1, 2012 CBRE Operating Partnership, L.P. changed its name to CSP Operating Partnership, L.P. (CSP) which had no impact on the operating agreement. DRLP's and CSP's percentage membership interests in the Company are 20% and 80%, respectively. The term of the Company extends through December 31, 2033 unless the Company is dissolved earlier pursuant to other conditions as defined in the Company's operating agreement (the Agreement).
As of December 31, 2013, the Company's portfolio consisted of seven single-tenant industrial buildings, three single-tenant office buildings, and eight multi-tenant office buildings located in the Midwest, South, Southeast, and Southwest comprising approximately 7 million square feet. The portfolio is 98.52% leased as of December 31, 2013.
2. Summary of Significant Accounting Policies

(a)	Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, DH Franklin, LLC, DH Anson, LLC, DH Jacksonville, LLC, DH Plainfield, LLC, DH Wilmer, LLC, DH Buckeye, LLC, DH West Jefferson, LLC, DH Tampa LLC, LLC and Duke Princeton, LLC.
Certain amounts in the accompanying consolidated financial statements for 2012 and 2011 have been reclassified to conform to the 2013 consolidated financial statement presentation.
All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(b)	Real Estate Investments
Rental real property, including land, land improvements, buildings and building improvements, and tenant improvements, is included in investment property and are generally stated at cost. Buildings and land improvements are depreciated on the straight‑line method over their estimated life not to exceed 40 and 15 years, respectively, and tenant improvement costs are depreciated on the straight‑line method over the shorter of the useful life of the improvement or the term of the related lease.
Cost Capitalization: Direct and certain indirect costs clearly associated with and incremental to the development, construction, leasing, or expansion of real estate investments are capitalized as a cost of the property.
The Company capitalizes interest and direct and indirect project costs associated with the initial construction of a property up to the time the property is substantially complete and ready for its intended use. The Company believes the completion of the building shell is the proper basis for determining substantial completion. The interest rate used to capitalize interest is based upon the Company's average borrowing rate on existing debt.
The Company capitalizes direct and indirect costs, including interest costs, on vacant space during extended lease‑up periods after construction of the building shell has been completed if costs are being incurred to ready the vacant space for its intended use. Once necessary work has been completed on a vacant space, project costs are no longer capitalized. The Company ceases capitalization of all project costs on extended lease‑up periods after the shorter of a one‑year period after the completion of the building shell or when the property attains 90% occupancy. In addition, all leasing commissions paid to third parties for new leases or lease renewals are capitalized and amortized over the life of the related lease.
Impairment of Real Estate: Real estate investments are individually evaluated for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If such an evaluation is considered necessary, the Company compares the carrying amount of that real estate investment with the expected undiscounted cash flows that are directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of that real estate investment. The Company's estimate of the expected future cash flows used in testing for impairment is based on, among other things, estimates regarding future market conditions, rental rates,

DUKE/HULFISH, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
December 31, 2013 and 2012

occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of the real estate investments at the end of the anticipated holding period, and the length of the anticipated holding period and is, therefore, subjective by nature. These assumptions could differ materially from actual results. If the Company's strategy changes or if market conditions otherwise dictate a reduction in the holding period and an earlier sale date, an impairment loss could be recognized and such loss could be material. To the extent the carrying amount of a real estate investment exceeds the associated estimate of undiscounted cash flows, an impairment loss is recorded to reduce the carrying value of the asset to its fair value. The Company recorded an impairment charge of $553,173 in 2013 related to two properties that sold during 2013 (Note 2) and one property that is classified as held-for-sale as of December 31, 2013 (Note 2). No impairment was recorded during 2012 or 2011.
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
Acquisition of Real Estate Property and Related Assets: Acquisition costs amounted to $935,575 for the year ended December 31, 2011 and there were no acquisition costs recorded in 2013 or 2012. Acquisition costs are expensed as incurred.
The Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on their respective fair values, using all pertinent information available at the date of acquisition. The allocation to tangible assets (buildings, tenant improvements, and land) is based upon management's determination of the value of the property as if it were vacant. This "as-if vacant" value is estimated using an income, or discounted cash flow, approach that relies upon internally determined assumptions that the Company believes are consistent with current market conditions for similar properties.  The most important assumptions in determining the allocation of the purchase price to tangible assets are the exit capitalization rate, discount rate, estimated market rents, and hypothetical expected lease-up periods.  The purchase price of real estate assets is also allocated to intangible assets consisting of the above or below market component of in-place leases and the value of in-place leases.
The value allocable to the above‑ or below‑market component of an acquired in‑place lease is determined based upon the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be received pursuant to the lease over its remaining term and (ii) management's estimate of the amounts that would be received using fair market rates over the remaining term of the lease. The amounts allocated to above‑market leases and below‑market leases are included in intangible lease assets and other liabilities, respectively, in the consolidated balance sheet and are amortized to rental income over the remaining terms of the respective leases.
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
The Company reserves the entire receivable balance, including straight‑line rent, of any tenant with an amount outstanding over 90 days. Additional reserves are recorded as necessary for more current amounts, where collectibility is deemed doubtful. Straight‑line rent receivables for any tenant with long‑term risk, regardless of the status of rent receivables, are reviewed and reserved as necessary.

DUKE/HULFISH, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
December 31, 2013 and 2012

(e)	Deferred Costs
Costs incurred in connection with obtaining financing are amortized to interest expense, over the term of the related loan. All direct and indirect costs, including estimated internal costs, associated with the leasing of real estate investments owned by the Company are capitalized and amortized over the term of the related lease. The Company includes lease incentive costs, which are payments made on behalf of a tenant to sign a lease, in intangible lease assets and amortizes them on a straight‑line basis over the respective lease terms as a reduction of rental income. The Company includes as lease incentives amounts funded to construct tenant improvements owned by the tenant. Unamortized costs are charged to expense upon the early termination of the lease or upon early payment of the financing. In connection with the sale of two office buildings in St. Louis, the Company recorded a loss on debt extinguishment of $267,935 during 2013 which represents the unamortized financing costs. Also included in deferred costs are a portion of the purchase price from previous acquisitions that were allocated to in‑place lease intangible assets and above or below market leases which are amortized over the remaining life of the related leases.
Amortization expense for in‑place lease intangible assets was $9,482,208, $24,924,650, and $21,115,031 for the years ended December 31, 2013, 2012 and 2011, respectively. Estimated amortization expense for the next five years and thereafter is as follows:

Year
2014	$8,843,276
2015	6,941,271
2016	4,736,788
2017	3,889,849
2018	2,450,980
Thereafter	907,143
$27,769,307
Net amortization expense for above or below market leases of $478,632, $1,798,959, and $1,734,256 is reflected as a reduction to contractual rental income in the accompanying 2013, 2012, and 2011 consolidated statements of operations, respectively. Estimated net amortization expense for the next five years and thereafter is as follows:

Year
2014	$191,414
2015	192,960
2016	212,156
2017	173,403
2018	129,941
Thereafter	340,682
$1,240,556

(f)	Interest Rate Swap Agreement
Derivative financial instruments contain an element of risk such that counterparties may be unable to meet the terms of such agreements. The Company minimizes its risk exposure by limiting the counterparties to commercial and investment banks, which meet established credit and capital guidelines.
The Company entered into three interest rate swap agreements (the Swaps) to mitigate risk occurring from potential changes in interest rates relating to three mortgage notes originated in 2011 (Note 4). The objective for holding such a derivative is to decrease the Company's exposure to cash flow volatility, while maintaining liquidity and flexibility.

DUKE/HULFISH, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
December 31, 2013 and 2012

The Swaps became effective as of August 16, 2011 (the Effective Date) and were to expire on December 6, 2016, May 31, 2018 and January 31, 2019, respectively. The Swaps provided interest rate protection against the increase of one‑month LIBOR above 2.00% starting on the Effective Date. The three Swaps provided for notional amounts of balances of $11,366,000, $23,452,000, and $6,652,000 and effectively fixed the variable rate mortgage notes (Note 4) to provide for a fixed interest rate of 3.41%, 3.78%, and 3.95%, respectively, starting on the Effective Date.
As of December 31, 2012, the fair value of the Swaps was a liability of $1,767,658, and is included in other liabilities in the accompanying consolidated 2012 balance sheet. As of December 31, 2012, the Company's Swaps qualified for hedge accounting under FASB ASC 815, Derivatives and Hedging. Accordingly, for the years ended December 31, 2013, 2012, and 2011, the change in the fair value of the Swaps of $(1,767,658), $814,838 and $952,817, respectively, was recorded as a component of other comprehensive income in the accompanying consolidated statements of members' equity. On March 1, 2013, in connection with the distribution of the members' interests in these properties, these three Swaps were assumed by a newly formed entity (Note 6). The effectiveness of the Swaps was evaluated throughout their life using the hypothetical derivative method, under which the change in the Swaps' fair value were compared to the change in the fair value of a hypothetical swap. The ineffective portion of the hedge was insignificant for each period impacted; however, if it was significant, the ineffectiveness would have been recorded in interest expense in the accompanying consolidated statements of operations.
The Company valued derivative financial instruments using Level 2 inputs (see (j) below). Gains or losses resulting from changes in the value of derivatives are based on the intended use of the derivative and the resulting designation.

(g)	Revenues
The timing of revenue recognition under an operating lease is determined based upon ownership of the tenant improvements. If the Company is the owner of the tenant improvements, revenue recognition commences after the improvements are completed and the tenant takes possession or control of the space. In contrast, if the Company determines that the tenant allowances they are funding are lease incentives, then the Company commences revenue recognition when possession or control of the space is turned over to the tenant. Rental income from leases with scheduled rental increases during their terms is recognized on a straight‑line basis. The Company includes reimbursements of specified operating expenses in contractual rental income.
The Company records lease termination fees when a tenant has executed a definitive termination agreement with the Company and the payment of the termination fee is not subject to any material conditions that must be met or waived before the fee is due to the Company. The Company recognized $33,291, $36,553, and $1,164,464 in termination fees during 2013, 2012, and 2011, respectively.

(h)	Property Sales, Distributions and Discontinued Operations
Gains on sales of all properties are recognized in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360‑20, Real Estate Sales. The specific timing of the sale of a building is measured against various criteria in FASB ASC 360‑20, Real Estate Sales related to the terms of the transactions and any continuing involvement in the form of management or financial assistance from the seller associated with the properties. The Company makes judgments based on the specific terms of each transaction as to the amount of the total profit from the transaction that the Company recognized considering the Company's level of future involvement with the property of the buyer that acquires the assets. If the full accrual sales criteria are not met, the Company defers gain recognition and accounts for the transaction using finance, installment or cost recovery methods, as appropriate, until the full accrual sales criteria are met. Estimated future costs to be incurred after the completion of each sale are included in the determination of the gain on sales.
To the extent that a property has had operations prior to sale, and that the Company does not have continuing involvement with the property, gains from sales of depreciated property are included in discontinued operations and the proceeds from the sale of these held‑for‑rental properties are classified in the investing activities section of the consolidated statement of cash flows.
Rental properties that do not meet the criteria for presentation as discontinued operations are classified as gain on sale of properties in the consolidated statements of operations.
On March 1, 2013, the Company distributed 17 buildings to a newly formed entity owned by the members. Simultaneously with the distribution of the properties, one of the members acquired the other member's entire interest in the newly formed entity for cash. The distribution of

DUKE/HULFISH, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
December 31, 2013 and 2012

property was considered non‑pro‑rata and reflected at fair value of approximately $493,000,000, which resulted in a gain of $101,140,252 to the Company (Note 6). The results of the operations for these 17 buildings have been reclassified to discontinued operations in the accompanying statements of operations for all periods presented.
On November 7, 2013, the Company sold two office buildings located in St. Louis for $39,194,185, which included the assumption by the buyer of an existing mortgage note with a face value of $24,500,000. In connection with this sale the Company recorded an impairment charge of $267,825 and a loss on debt extinguishment of $267,935. The results of operations for these two office buildings have been reclassified to discontinued operations in the accompanying statements of operations for all periods presented.
On January 16, 2014, the Company sold a multi‑tenant office building located in Chicago for $13,000,000. An impairment charge of $285,348 is included in the accompanying consolidated 2013 statement of operations. This building was classified as held‑for‑sale at December 31, 2013 and the results of operations have been reclassified to discontinued operations in the accompanying statements of operations for all periods presented.
Detail of income and loss before gain on distribution of members' interest, loss on extinguishment of debt and impairment charge are as follows:

	2013	2012	2011
Revenues:
Contractual Rental Income	$17,660,937	$67,417,335	$60,514,017
Straight-Line Rental Income	722,383	2,778,192	2,890,251
	18,383,320	70,195,527	63,404,268
Operating Expenses:
Rental Expenses	4,305,291	12,587,780	11,220,121
Property Management Fees	523,077	1,784,442	1,819,873
Real Estate Taxes	2,787,335	11,243,134	8,805,527
Depreciation and Amortization	5,531,385	32,287,226	27,832,157
	13,147,088	57,902,582	49,677,678
Income from Rental Operations	5,236,232	12,292,945	13,726,590
General and Administrative Expenses	260,246	957,790	865,273
Operating Income	4,975,986	11,335,155	12,861,317
Other Income (Expenses):
Interest and Other Income	50,916	7,142	12,239
Interest Expense	(2,784,922)	(11,692,392)	(6,695,210)
Income (Loss) Before Gain on Distribution of Members' Interest, Loss on Extinguishment of Debt and Impairment Charge	2,241,980	(350,095)	6,178,346

(i)	Income Taxes
The Company is subject to state and local income taxation in Texas, Tennessee, and certain Ohio municipalities. The net deferred tax asset or liability related to temporary differences impacting the Company's expected state and local income taxation is not material. For the years ended December 31, 2013, 2012, and 2011, the Company recorded current state and local income tax expenses of approximately $192,000, $247,000, and $207,000, respectively.
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

DUKE/HULFISH, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
December 31, 2013 and 2012

The Company accounts for uncertain tax positions in accordance with FASB ASC 740‑10, Income Taxes, which prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FASB ASC 740‑10 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, and disclosures for uncertain tax positions. The tax years from 2010 through 2013 remain open to examination by the taxing jurisdictions to which the Company is subject. As of December 31, 2013 and 2012, the Company recorded a liability for unrecognized tax benefits, a portion of which represents penalties and interest, of $134,000 and $79,000, respectively,

(j)	Fair Value Measurements
Assets and liabilities recorded at fair value on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities to which the Company has access.

•
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

•	Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity's own assumptions, as there is little, if any, related market activity.
In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
The fair value approximates the carrying value for all financial instruments except for indebtedness (Note 4).

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

(l)	Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02, Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires presentation of significant amounts reclassified out of accumulated other comprehensive income. Activity within other comprehensive income or loss includes the amortization to interest expense, over the lives of previously hedged loans, of the values of interest rate swaps that have been settled, as well as changes in the fair values of currently outstanding interest rate swaps that the Company has designated as cash flow hedges. Activity within other comprehensive income is not material for any individual type of activity, as well as for all activities in the aggregate, for all periods presented.
3. Related Party Transactions
The following summarizes the significant arrangements with entities affiliated with DRLP that provide services to the Company:

•
Management and accounting services are provided for a fee equal to the greater of (1) 2% of the base rent under each lease or (2) the amount of property management fees recoverable from a tenant as additional rent under its lease, as defined. Other professional services

DUKE/HULFISH, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
December 31, 2013 and 2012

are provided for a fee at established hourly rates. These fees amounted to $2,040,726, $3,568,760, and $3,139,169 for the years ended December 31, 2013, 2012, and 2011, respectively.

•
Maintenance services are provided for a fee based on established hourly rates, which amounted to $1,063,629, $2,025,740, and $1,556,224 for the years ended December 31, 2013, 2012, and 2011, respectively.

•
Administration is provided for a fee equal to 15 basis points (0.15%) per annum of the stated value of the properties owned by the Company or its subsidiaries. These fees amounted to $974,191, $1,540,769, and $1,373,170 for the years ended December 31, 2013, 2012, and 2011, respectively.

•
Pursuant to the management agreement, DRLP obtains insurance from an affiliate on behalf of the Company. Amounts incurred for insurance premiums were $1,253,059, $2,198,653, and $2,014,078 for the years ended December 31, 2013, 2012, and 2011, respectively.

•
Leasing costs are provided for a fee by an affiliate of DRLP based on the gross lease value of new leases. These fees amounted to $397,388, $694,310, and $1,187,561 for the years ended December 31, 2013, 2012, and 2011.

•
Construction management services for tenant improvement costs and expansion projects are provided for a fee of 10% of hard costs, which amounted to $567,907, $630,110, and $1,538,224 in 2013, 2012, and 2011, respectively, and are capitalized into net investment property in the accompanying consolidated balance sheets.

•	Development services are provided for a fee of 4% of defined project costs, which amounted to $0, $0, and $624,619 in 2013, 2012, and 2011, respectively.

•
A payable of $124,328 and $675,507 for operating expenses and administration fees due to DRLP or its affiliates is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2013 and 2012, respectively.

4. Indebtedness
In 2008, the Company entered into seven mortgage notes with 40/86 Mortgage Capital, Inc. (40/86) totaling $150,000,000, which were secured by seven properties contributed in 2008. These mortgage notes bore interest at a fixed rate of 5.58% per annum and provided for monthly interest-only payments through October 1, 2013 ($99,200,000) and January 1, 2014, ($50,800,000) at which time all remaining unpaid interest and principal were due. In July 2013, the Company elected to prepay the $99,200,000 mortgage notes and in October 2013, the Company elected to prepay the $50,800,000 mortgage notes.
On November 24, 2010, the Company entered into eight mortgage notes with MetLife totaling $92,000,000. These mortgage notes bore interest at a fixed rate of 4.25% per annum and provided for monthly interest and principal payments based on a 30-year amortization period through December 1, 2015, at which time all remaining unpaid interest and principal were due. These mortgage notes were secured by nine properties. On March 1, 2013, in connection with the distribution of the members' interests in these properties, these eight mortgage notes were assumed by a newly formed entity (note 6).
On August 8, 2011, the Company entered into two mortgage notes with Woodman of the World Life Insurance Society totaling $14,425,000. These mortgage notes bear interest at a fixed rate of 5% per annum and provide for monthly interest and principal payments based on a 25-year amortization period through September 1, 2021, at which time all remaining unpaid interest and principal are due. These mortgage notes are secured by two properties.
On August 16, 2011, the Company entered into a loan agreement for three notes with Wells Fargo Bank National Association (Wells Fargo) totaling $43,400,000. One mortgage note totaled $24,700,000 and bore interest at LIBOR plus 2% per annum, which was effectively fixed at 3.78% through an interest rate swap agreement (Note 2), and provided for monthly interest and principal payments based on a 20-year amortization period through May 31, 2018, at which time all remaining unpaid interest and principal was due. This mortgage note was secured by one property. A second mortgage note totaled $11,800,000 and bore interest at LIBOR plus 2% per annum, which was effectively fixed at 3.41% through an interest rate swap agreement (Note 2), and provided for monthly interest and principal payments based on a 25-year amortization period through December 6, 2016, at which time all remaining unpaid interest and principal was due. This mortgage note was

DUKE/HULFISH, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
December 31, 2013 and 2012

secured by one property. A third mortgage note totaled $6,900,000 and bore interest at LIBOR plus 2% per annum, which was effectively fixed at 3.95% through an interest rate swap agreement (Note 2), and provided for monthly interest and principal payments based on a 25 year amortization period through January 31, 2019, at which time all remaining unpaid interest and principal was due. This mortgage note was secured by one property. On March 1, 2013, in connection with the distribution of the members' interests in these properties, these three mortgage notes were assumed by a newly formed entity (Note 6).
On August 25, 2011, the Company entered into two mortgage notes with Principal Life Insurance Company totaling $25,000,000. One mortgage note totals $11,000,000 and bears interest at a fixed rate of 4.42% per annum and provides for monthly interest and principal payments based on a 30-year amortization period through September 1, 2021, at which time all remaining unpaid interest and principal are due. A second mortgage note totaled $14,000,000 and bore interest at a fixed rate of 3.98% per annum and provided for monthly interest and principal payments based on a 25-year amortization period through September 1, 2018, at which time all remaining unpaid interest and principal was due. These notes are secured by two properties acquired during 2010. On March 1, 2013, in connection with the distribution of the members' interests in one of the properties, the $14,000,000 mortgage note was assumed by a newly formed entity (Note 6).
On September 12, 2011, the Company entered into five mortgage notes with John Hancock Life Insurance Company totaling $156,250,000. These mortgage notes bear interest at a fixed rate of 5.24% per annum and provide for monthly interest and principal payments based on a 30-year amortization period through October 1, 2021, at which time all remaining unpaid interest and principal are due. These mortgage notes are secured by eleven properties. On March 1, 2013, in connection with the distribution of the members' interests in these properties, two of the mortgage notes with a face value of $74,500,000 were assumed by a newly formed entity (Note 6). On November 7, 2013, in connection with the Company's sale of two office buildings located in St. Louis the buyer assumed the existing mortgage note with a face value of $24,500,000. The remaining two mortgage notes are secured by five properties.
The Company is in compliance with the terms and convenants of all of the mortgage notes at December 31, 2013 and 2012.
At December 31, 2013, the future minimum principal payments of mortgage notes payable are as follows:

Year
2014	$1,437,266
2015	1,511,874
2016	1,590,367
2017	1,672,947
2018	1,759,829
Thereafter	71,788,328
$79,760,611
Interest capitalized amounted to $438,167 in 2011 and no interest was capitalized in 2013 or 2012.
The Company has estimated the fair value of the mortgage notes to be approximately $82,600,000 and $498,100,000 at December 31, 2013 and 2012, respectively. The estimated fair value has been determined by the Company using available market information and a discounted cash flow methodology using an interest rate of 4.50% at December 31, 2013 and 3.2% to 3.5% at December 31, 2012. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The current market rate the Company utilized was internally estimated; therefore, the Company concluded its determination of the fair value of its fixed rate secured debt was primarily based upon Level 3 inputs (as described in Note 2) for the year ended December 31, 2013 and 2012. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the liability. The use of different assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

DUKE/HULFISH, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
December 31, 2013 and 2012

The following table summarizes the book value and changes in the fair value of the Company's mortgage notes for the year ended December 31, 2013:

	Book value at December 31, 2012	Book value at December 31, 2013	Fair value at December 31, 2012	Issuances	Payoffs/Assumptions	Adjustments to fair value	Fair value at December 31, 2013
Mortgage notes	$472,370,094	79,760,611	498,100,000	—	(392,609,483)	(22,890,517)	82,600,000
5. Leasing Activity
The Company leases its operating properties to tenants under agreements that are classified as operating leases. At December 31, 2013, future minimum receipts from tenants on leases for each of the next five years and thereafter are as follows:

Year
2014	$45,122,058
2015	44,798,023
2016	43,080,640
2017	42,150,488
2018	35,306,886
Thereafter	45,118,961
$255,577,056
In addition to minimum rents, certain leases require reimbursements of specified operating expenses, which amounted to $17,076,541, $28,955,803, and $23,773,780 for the years ended December 31, 2013, 2012 and 2011, respectively and is included in contractual rental income.
One tenant occupies 28% of the Company's 7 million total square feet in two buildings. This tenant accounts for approximately 28% of future minimum receipts.
6. Members' Equity
Operating and Financing Distributions
The Company pays operating distributions to its members in accordance with the provisions of the Agreement dated May 5, 2008 and amended and restated December 17, 2010. The Agreement provides the Members a first tier return equal to 6.25% per annum of the Members' Unrecovered Capital, as defined, which shall be paid quarterly to the extent cash is available. CSP has priority over DRLP for payment of first tier returns. To the extent any first tier return is not paid, it shall accumulate and compound with interest on the unpaid amount at the first tier rate.
If the first tier return is paid, then available cash shall be paid pro rata to the Members until the Members have received a return of their Unrecovered Capital. Once the Members have received the return of their Unrecovered Capital, then the balance is distributed to the Members in accordance with their membership interests (80% to CSP and 20% to DRLP).
The primary distinction between the Members is the distribution priority and voting rights. CSP has priority on distributions and has greater voting rights than DRLP. However, all Major Decisions, as defined in the Agreement, require unanimous consent of all members of the Company's executive committee, which includes representation by the Members.
In addition, the Agreement provides for distributions of Net Capital Transaction Proceeds, as defined. Net Capital Transaction Proceeds are distributed first to members who have made priority loans. Proceeds would then be allocated to the Members in proportion to their Unrecovered

DUKE/HULFISH, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
December 31, 2013 and 2012

Capital balances, which is 80% and 20% to CSP and DRLP, respectively. Excess proceeds would then be allocated to CSP until those distributions equal CSP's cumulative First Tier Return (6.25%) from the inception of the Company to the date of such distribution; then to DRLP until the distributions equal DRLP's cumulative First Tier Return (6.25%) from the inception of the Company to the date of such distribution; then to the Members in accordance with their percentage membership interests until the cumulative distributions received by CSP equal an amount needed to attain a 10% internal rate of return for CSP. The balance would then be allocated 25% to DRLP and 75% to CSP.
During 2012, CSP and DRLP made capital contributions of $994,080 and $248,520, respectively, to fund capital reserve requirements for the Wells Fargo notes. Also, operating proceeds of $32,080,000 and $8,020,000 were distributed to CSP and DRLP, respectively, for the year ended December 31, 2012. In addition, operating distributions of $697,014 and $174,253 to CSP and DRLP, respectively, were declared in 2012 and recontributed to the Company in order to fund development costs. The Company is treating these noncash amounts as capital distributions and capital contributions in the accompanying consolidated 2012 Statement of Members' Equity.
During 2013, CSP and DRLP made capital contributions of $120,456,376 and $30,114,094, respectively, to fund the repayment of the 40/86 mortgage notes (Note 4). Also, operating proceeds of $26,818,156 and $6,704,539 were distributed to CSP and DRLP, respectively, for the year ended December 31, 2013. In connection with the sale of two office buildings in St. Louis (Note 2), cash proceeds of $11,038,557 and $2,759,639 were distributed to CSP and DRLP, respectively. In addition, operating distributions of $18,672 and $4,668 to CSP and DRLP, respectively, were declared in 2013 and recontributed to the Company in order to fund development costs. The Company is treating these noncash amounts as capital distributions and capital contributions in the accompanying consolidated 2013 Statement of Members' Equity.
As of December 31, 2013 and 2012, there were no unpaid and accumulated first tier returns due to CSP or DRLP.
Distribution of Members' Interests
On March 1, 2013, the Company's ownership in certain special purpose entities holding 16 office buildings and one industrial building totaling 3.3 million square feet was distributed to a newly formed entity owned by the members. Simultaneously with the distribution of the properties, one of the members acquired the other member's entire interest in the newly formed entity for cash. The distribution of property was considered non-pro-rata and reflected at fair value of approximately $493,000,000, which resulted in a gain of $101,140,252 to the Company. Mortgage notes with a carrying value of $216,000,000 and an estimated fair value of $227,000,000 were included as part of the distribution. The write off of $2,182,275 of unamortized financing costs is also included in the gain on distribution of members' interests in the accompanying consolidated 2013 statement of operations.
Liquidation Distributions and Allocation of Net Income
Net income is allocated to the partners based on how proceeds would be allocated in connection with a hypothetical liquidation of the Company at book value. Proceeds would first be allocated to the Members in proportion to their Unrecovered Capital balances, which is 80% and 20% to CSP and DRLP, respectively. Excess proceeds would then be allocated to CSP until those distributions equal CSP's cumulative First Tier Return (6.25%) from the inception of the Company to the date of such distribution; then to DRLP until the distributions equal DRLP's cumulative First Tier Return (6.25%) from the inception of the Company to the date of such distribution; then to the Members in accordance with their percentage membership interests until the cumulative distributions received by CSP equal an amount needed to attain a 10% internal rate of return for CSP. The balance would then be allocated 25% to DRLP and 75% to CSP.
In connection with the amended and restated Agreement, the Agreement provides for a call option that upon the occurrence of a Trigger Event, as defined, CSP may elect to acquire DRLP's interest in the Company. The call price would be based on the average of each of the Members' qualified appraiser's written appraisals for the fair market value of the real estate properties if the appraisals are within 10% of the lower fair market value. If the appraisals are not within 10% of the lower fair market value, then a third appraisal is performed and the call price is calculated in accordance with the provisions of the Agreement.
7. Subsequent Event
The Company has evaluated subsequent events through February 24, 2014 and did not identify any additional items requiring disclosure.

Schedule III

DUKE/HULFISH, LLC AND SUBSIDIARIES
Properties and Accumulated Depreciation
December 31, 2013
(In thousands)

	Initial Cost to the Joint Venture
Property	Year Acquired	Encumbrances, Net	Land	Land Improvements	Building	Tenant Improvements	Total Acq. Cost	Improvements Subsequent to Purchase Date	December 31, 2013 Total Cost	Accumulated Depreciation
Buckeye Logistics Center	2008	—	$3,850	3,575	25,108	6,651	39,184	20,454	59,638	(10,253)
Aspen Corporate Center 500	2008	—	2,889	2,876	21,223	7,089	34,077	(121)	33,956	(7,475)
All Points at Anson Bldg. 1	2008	—	1,381	4,228	20,029	5,618	31,256	18,556	49,812	(8,980)
201 Sunridge Blvd.	2008	—	5,310	2,304	21,136	934	29,684	(10)	29,674	(4,074)
12200 President's Court	2008	—	6,064	5,985	21,836	776	34,661	—	34,661	(5,371)
AllPoints Midwest Bldg. 1	2008	—	3,370	6,720	33,769	3,889	47,748	—	47,748	(8,410)
125 Enterprise Parkway	2008	—	1,915	2,053	36,909	3,008	43,885	—	43,885	(6,828)
Fairfield Distribution Ctr. IX	2009	4,451	443	1,438	4,414	875	7,170	—	7,170	(1,207)
Regency Creek I	2010	10,895	1,542	1,619	12,677	2,251	18,089	—	18,089	(2,251)
Sam Houston Crossing One	2010	10,584	1,855	1,766	10,107	4,189	17,917	263	18,180	(3,122)
One Easton Oval	2011	—	1,538	231	9,154	44	10,967	2,686	13,653	(996)
Two Easton Oval	2011	—	1,532	230	8,490	222	10,474	814	11,288	(969)
Weston Pointe I	2011	9,128	2,750	578	11,393	508	15,229	1,007	16,236	(1,479)
Weston Pointe II	2011	11,008	2,328	489	13,935	973	17,725	1,226	18,951	(1,717)
Weston Pointe III	2011	11,106	2,328	489	15,493	358	18,668	281	18,949	(1,414)
Weston Pointe IV	2011	13,306	2,296	689	15,266	3,008	21,259	59	21,318	(2,207)
One Conway Park *	2011	—	2,243	188	10,306	464	13,201	795	13,996	(1,313)
West Lake at Conway	2011	9,283	2,253	1,261	8,387	1,757	13,658	721	14,379	(2,090)
		79,761	$45,887	36,719	299,632	42,614	424,852	46,731	471,583	(70,156)

* Property was classified as held-for-sale as of December 31, 2013 and is included in 'Real estate investments and other assets held-for-sale' within the December 31, 2013 consolidated balance sheet.

See accompanying independent auditors' report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMBERS STREET PROPERTIES

Dated: March 3, 2014	By:	/S/ MARTIN A. REID
	Name:	Martin A. Reid
	Title:	Chief Financial Officer
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JACK A. CUNEO	President, Chief Executive Officer and Trustee,	March 3, 2014
Jack A. Cuneo	(Principal Executive Officer)
/S/ CHARLES E. BLACK	Chairman of the Board and Trustee	March 3, 2014
Charles E. Black
/S/ LOUIS P. SALVATORE	Trustee	March 3, 2014
Louis P. Salvatore
/S/ JAMES M. ORPHANIDES	Trustee	March 3, 2014
James M. Orphanides
/S/ MARK W. BRUGGER	Trustee	March 3, 2014
Mark W. Brugger
/S/ JAMES L. FRANCIS	Trustee	March 3, 2014
James L. Francis
/S/ MARTIN A. REID	Executive Vice President, Chief Financial Officer,	March 3, 2014
Martin A. Reid	Secretary and Trustee (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.

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

3.3
Form of Certificate for Common Shares (Previously filed as Exhibit 4.1 to the Registration Statement on Form S-3 (No. 333-192137) automatically effective upon filing on November 6, 2013 and incorporated herein by reference).

10.1	2013 Equity Incentive Plan (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35933) filed June 4, 2013 and incorporated herein by reference).
10.2	Form of Indemnification Agreement (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35933) filed June 26, 2013 and incorporated herein by reference).
10.3	Form of Liquidity Award Agreement (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35933) filed June 26, 2013 and incorporated herein by reference).
10.4	Form of Share Award Agreement (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35933) filed June 26, 2013 and incorporated herein by reference).
10.5
Third Amended and Restated Agreement of Limited Partnership, by and among CB Richard Ellis Realty Trust and the limited partners named therein, dated April 27, 2012 (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File 000-53200) filed April 30, 2012 and incorporated herein by reference).

10.6
Amendment No. 1 to the Third Amended and Restated Agreement of Limited Partnership, by and among Chambers Street Properties and the limited partners named therein, entered into as of July 1, 2012 (Previously filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q (File 000-53200) filed August 14, 2012 and incorporated herein by reference).

10.7
Credit Agreement, dated August 30, 2007, by and among CBRE Operating Partnership, L.P. and CBRERT Carolina TRS, Inc., as borrowers, CB Richard Ellis Realty Trust, Bank of America, N.A. as Administrative Agent, and the other lenders thereto (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-127405) filed September 5, 2007 and incorporated herein by reference).

10.8
Contribution Agreement, dated May 5, 2008, by and among Duke Realty Limited Partnership, Duke/Hulfish, LLC and CBRE Operating Partnership, L.P. (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-53200) filed May 6, 2008 and incorporated herein by reference).

10.9
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

10.11
Shareholders' Agreement by and among Goodman Europe Development Trust, RT Princeton CE Holdings, LLC and Goodman Princeton Holdings (LUX) S.À R.L., dated June 10, 2010 (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-53200) filed August 13, 2010 and incorporated herein by reference).

10.12
Shareholders' Agreement by and among Goodman Jersey Holdings Trust, RT Princeton UK Holdings, LLC and Goodman Princeton Holdings (Jersey) Limited, dated June 10, 2010 (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-53200) filed August 13, 2010 and incorporated herein by reference).

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

10.15
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

10.17
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

10.19
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

10.20
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

10.24
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

10.26
Employment Agreement by and among Chambers Street Properties, CSP Operating Partnership, LP and Jack A. Cuneo (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File 000-53200) filed October 1, 2012 and incorporated herein by reference).

10.27
Employment Agreement by and among Chambers Street Properties, CSP Operating Partnership, LP and Philip L. Kianka (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File 000-53200) filed October 1, 2012 and incorporated herein by reference).

10.28
Employment Agreement by and among Chambers Street Properties, CSP Operating Partnership, LP and Martin A. Reid (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File 000-53200) filed October 1, 2012 and incorporated herein by reference).

Exhibit No.

10.29
Omnibus Agreement, by and between Duke Realty Limited Partnership and CSP Operating Partnership, LP dated January 29, 2013 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File 000-53200) filed January 31, 2013 and incorporated herein by reference).

10.30
First Amendment to the Amended and Restated Limited Liability Company Agreement of Duke/Hulfish, LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File 000-53200) filed March 7, 2013 and incorporated herein by reference).

10.31
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

10.32
Equity Distribution Agreement, dated November 6, 2013, by and among the Company, CSP OP and Wells Fargo Securities, LLC (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35933) filed November 7, 2013 and incorporated herein by reference).

10.33
Equity Distribution Agreement, dated November 6, 2013, by and among the Company, CSP OP and Citigroup Global Markets Inc. (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35933) filed November 7, 2013 and incorporated herein by reference).

10.34
Equity Distribution Agreement, dated November 6, 2013, by and among the Company, CSP OP and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35933) filed November 7, 2013 and incorporated herein by reference).

10.35
Equity Distribution Agreement, dated November 6, 2013, by and among the Company, CSP OP and RBC Capital Markets, LLC (Previously filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-35933) filed November 7, 2013 and incorporated herein by reference).

10.36	First Amendment to Employment Agreement by and among Chambers Street Properties, CSP OP and Martin A. Reid, filed herewith.
12.1	Statement of Computation of Ratios, filed herewith.
21.1	List of Subsidiaries of Chambers Street Properties, filed herewith.
23.1	Consent of Deloitte & Touche LLP, filed herewith.
23.2	Consent of KPMG LLP, filed herewith.
24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101*
The following materials from Chambers Street Properties' Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders' Equity and Non-Controlling Interest and (v) the Notes to the Consolidated Financial Statements, filed herewith.