Form 10-Q
period 2014-03-31
CHAMBERS STREET PROPERTIES
filed 2014-05-06
CIK 1297587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of the registrant's common shares of beneficial ownership, $0.01 par value, was 237,010,447 as of May 2, 2014.

CHAMBERS STREET PROPERTIES

PART I.
FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CHAMBERS STREET PROPERTIES
Condensed Consolidated Balance Sheets
as of March 31, 2014 and December 31, 2013
(In Thousands, Except Share Data)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Investments in Real Estate:
Land	$645,592	$639,382
Land Available for Expansion	25,752	24,631
Buildings and Improvements	1,625,610	1,606,209
	2,296,954	2,270,222
Less: Accumulated Depreciation and Amortization	(213,156)	(195,778)
Net Investments in Real Estate	2,083,798	2,074,444
Investments in Unconsolidated Entities	497,851	514,802
Cash and Cash Equivalents	44,565	83,007
Restricted Cash	12,216	15,236
Tenant and Other Receivables, Net	11,689	10,394
Deferred Rent	36,794	35,499
Deferred Leasing Costs and Intangible Assets, Net	242,368	248,872
Deferred Financing Costs, Net	10,931	11,585
Prepaid Expenses and Other Assets	12,100	16,757
Total Assets	$2,952,312	$3,010,596
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Secured Notes Payable, Net	$656,520	$681,200
Unsecured Term Loan Facilities	570,000	570,000
Unsecured Revolving Credit Facility	170,044	170,044
Accounts Payable, Accrued Expenses and Other Liabilities	45,892	50,053
Intangible Liabilities, Net	27,024	28,070
Prepaid Rent and Security Deposits	15,902	16,648
Distributions Payable	9,954	9,931
Total Liabilities	1,495,336	1,525,946
COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS' EQUITY
Common Shares of Beneficial Interest, $0.01 par value, 990,000,000 shares authorized; 237,010,447 and 236,463,981 issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	2,360	2,359
Additional Paid-in-Capital	2,067,772	2,067,008
Accumulated Deficit	(615,814)	(589,313)
Accumulated Other Comprehensive Income	2,658	4,596
Total Shareholders' Equity	1,456,976	1,484,650
Total Liabilities and Shareholders' Equity	$2,952,312	$3,010,596
See accompanying notes to condensed consolidated financial statements.

CHAMBERS STREET PROPERTIES
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2014 and 2013 (unaudited)
(In Thousands, Except Share and per Share Data)

	Three Months Ended
	March 31,
	2014	2013
REVENUES
Rental	$51,876	$43,551
Tenant Reimbursements	15,220	9,881
Other Property Income	1,069	—
Total Revenues	68,165	53,432
EXPENSES
Property Operating	9,553	6,156
Real Estate Taxes	9,801	7,435
General and Administrative	6,864	4,960
Investment Management Fee	—	500
Acquisition-Related	290	1,841
Depreciation and Amortization	27,238	21,796
Transition and Listing	—	35
Total Expenses	53,746	42,723
OTHER EXPENSES AND INCOME
Interest and Other Income	167	207
Interest Expense	(14,061)	(9,187)
Interest Expense and Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	26	(1,260)
Gain on Conversion of Equity Interest to Controlling Interest	—	77,235
Total Other (Expenses) Income	(13,868)	66,995
Income Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	551	77,704
Provision For Income Taxes	(58)	(69)
Equity in Income of Unconsolidated Entities	2,826	4,364
NET INCOME FROM CONTINUING OPERATIONS	3,319	81,999
DISCONTINUED OPERATIONS
Income from Discontinued Operations	—	91
TOTAL INCOME FROM DISCONTINUED OPERATIONS	—	91
NET INCOME	3,319	82,090
Net Income Attributable to Non-Controlling Operating Partnership Units	—	(83)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$3,319	$82,007
Basic and Diluted Net Income per Share from Continuing Operations Attributable to Common Shareholders	$0.01	$0.33
Basic and Diluted Net Income per Share Attributable to Common Shareholders	$0.01	$0.33
Weighted Average Common Shares Outstanding-Basic and Diluted	236,583,752	248,477,507
See accompanying notes to condensed consolidated financial statements.

CHAMBERS STREET PROPERTIES
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2014 and 2013 (unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2014	2013
NET INCOME	$3,319	$82,090
Foreign Currency Translation Gain (Loss)	823	(9,141)
Swap Fair Value Adjustments	(2,761)	(988)
COMPREHENSIVE INCOME	1,381	71,961
Comprehensive Income Attributable to Non-Controlling Operating Partnership Units	—	(73)
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,381	$71,888

See accompanying notes to condensed consolidated financial statements.

CHAMBERS STREET PROPERTIES
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2014 and 2013 (unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,319	$82,090
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Equity in Income of Unconsolidated Entities	(2,826)	(4,364)
Distributions from Unconsolidated Entities	10,076	10,910
(Gain) Loss on Interest Rate Swaps	(26)	917
Gain on Conversion of Equity Investment to Controlling Interest	—	(77,235)
Depreciation and Amortization	27,238	22,004
Amortization of Non-Cash Interest Expense	(104)	156
Amortization of Above and Below Market Leases	1,482	1,373
Share-Based Compensation	1,012	440
Straight-Line Rent Adjustment	(1,291)	(1,883)
Changes in Assets and Liabilities:
Tenant and Other Receivables	(1,297)	394
Prepaid Expenses and Other Assets	337	(1,860)
Accounts Payable, Accrued Expenses and Other Liabilities	(6,185)	(2,392)
Net Cash Flows Provided By Operating Activities	31,735	30,550
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Real Property	(27,450)	(63,101)
Distributions from Unconsolidated Entities	10,186	—
Restricted Cash	3,021	(3,788)
Lease Commissions	(1,396)	(68)
Improvements to Variable Interest Entity	—	(3,562)
Improvements to Investments in Real Estate	(398)	(2,539)
Net Cash Flows Used in Investing Activities	(16,037)	(73,058)

CHAMBERS STREET PROPERTIES
Condensed Consolidated Statements of Cash Flows (continued)
For the Three Months Ended March 31, 2014 and 2013 (unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of Common Shares	—	(26,912)
Repurchase and Cancellation of Vested Shares	(247)	—
Payment of Distributions	(29,797)	(20,622)
Distribution to Non-Controlling Interest Operating—Partnership Units	—	(37)
Acquisition of Non-Controlling Interest—Variable Interest Entity	—	(826)
Borrowings on Unsecured Revolving Credit Facility	10,000	30,044
Principal Payments on Unsecured Revolving Credit Facility	(10,000)	(225,000)
Proceeds from Unsecured Term Loan Facilities	—	250,000
Principal Payments on Secured Notes Payable	(23,991)	(2,864)
Payment of Financing Costs	(62)	(1,641)
Net Cash Flows (Used in) Provided by Financing Activities	(54,097)	2,142
EFFECT OF FOREIGN CURRENCY TRANSLATION	(43)	(297)
Net Decrease in Cash and Cash Equivalents	(38,442)	(40,663)
Cash and Cash Equivalents, Beginning of the Period	83,007	107,355
Cash and Cash Equivalents, End of the Period	$44,565	$66,692
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for Interest	$14,298	$8,342
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distributions Declared and Payable	$9,954	$37,272
Proceeds from Dividend Reinvestment Program	$—	$16,796
Duke JV Contribution/Distribution—Amazon Expansion	$—	$19
Notes Payable Assumed on Acquisitions of Real Estate	$—	$216,011
Conversion of Duke JV Equity Investment to Controlling Interest	$—	$139,738
Accounts Payable and Accrued Expenses—Construction In Progress	$58	$2,458
See accompanying notes to condensed consolidated financial statements.

CHAMBERS STREET PROPERTIES
Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2014 and 2013 (unaudited)
(In Thousands, Except Share Data)

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2014	236,463,981	$2,359	$2,067,008	$(589,313)	$4,596	$1,484,650
Net Income Attributable to Common Shareholders	—	—	—	3,319	—	3,319
Other Comprehensive Loss	—	—	—	—	(1,938)	(1,938)
Share-Based Compensation	578,425	1	1,011	—	—	1,012
Repurchase and Cancellation of Vested Shares	(31,959)	—	(247)	—	—	(247)
Distributions ($0.126 per share)	—	—	—	(29,820)	—	(29,820)
Balance as of March 31, 2014	237,010,447	$2,360	$2,067,772	$(615,814)	$2,658	$1,456,976

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2013	249,664,156	$2,494	$2,203,888	$(540,462)	$(8,587)	$1,657,333
Net Income Attributable to Common Shareholders	—	—	—	82,007	—	82,007
Other Comprehensive Loss	—	—	—	—	(10,129)	(10,129)
Net Contributions From Public Offering of Common Shares, $0.01 Par Value	1,768,084	17	16,779	—	—	16,796
Share-Based Compensation	413,925	—	440	—	—	440
Redemption of Common Shares	(2,838,799)	(27)	(26,885)	—	—	(26,912)
Adjustment to Record Non-Controlling Interest at Redemption Value	—	—	36	—	—	36
Distributions ($0.15 per share)	—	—	—	(37,273)	—	(37,273)
Balance as of March 31, 2013	249,007,366	$2,484	$2,194,258	$(495,728)	$(18,716)	$1,682,298
See accompanying notes to condensed consolidated financial statements.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2014 and 2013 (unaudited)

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
We operate in an umbrella partnership REIT structure in which our operating partnership, CSP Operating Partnership, LP ("CSP OP"), indirectly owns substantially all of the properties acquired on our behalf. CSP OP was formed in Delaware on March 30, 2004, and we are the 100% owner and sole general partner. For each interest in our common shares of beneficial interest $0.01 par value (the "common shares"), that we issue, an equal interest in the limited partnership units of CSP OP is issued to us in exchange for the cash proceeds from the issuance of the interest in our common shares. As of March 31, 2014, we owned 100% of the limited partnership units of CSP OP directly or indirectly through a wholly-owned taxable REIT subsidiary.
On May 21, 2013, we listed our common shares on the New York Stock Exchange (the "NYSE") under the symbol "CSG" and concurrently commenced a modified "Dutch Auction" tender offer to purchase up to $125.0 million in value of the common shares (the "Tender Offer") from our shareholders. As a result of the Tender Offer, on June 26, 2013, we accepted for purchase 12,376,237 common shares at a purchase price of $10.10 per share, for an aggregate cost of approximately $125.0 million, excluding fees and expenses relating to the Tender Offer. As of March 31, 2014, we had 237,010,447 common shares issued and outstanding.
As of March 31, 2014, we owned, on a consolidated basis, 100 industrial (primarily warehouse/distribution), office and retail properties located in 19 U.S. states (Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Maryland, Massachusetts, Minnesota, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Texas and Virginia) and in the United Kingdom, encompassing approximately 23.1 million net rentable square feet. Our consolidated properties were approximately 94.2% leased (based upon rentable square feet) as of March 31, 2014. As of March 31, 2014, 75 of our consolidated properties were net leased to single tenants, which encompassed approximately 18.7 million rentable square feet.
We had ownership interests in four unconsolidated entities that, as of March 31, 2014, owned interests in 32 properties. Excluding those properties owned through our investment in CB Richard Ellis Strategic Partners Asia II-A, L.P. ("CBRE Strategic Partners Asia"), we owned, on an unconsolidated basis, 29 industrial (primarily warehouse/distribution) and office properties located in eight U.S. states (Arizona, Florida, Illinois, Indiana, North Carolina, Ohio, Tennessee and Texas) and three countries in Europe (France, Germany and the United Kingdom), encompassing approximately 12.7 million rentable square feet. Our unconsolidated properties were approximately 99.5% leased (based upon rentable square feet) as of March 31, 2014. As of March 31, 2014, 20 of our unconsolidated properties were net leased to single tenants, which encompassed approximately 11.3 million rentable square feet.
Unless the context otherwise requires or indicates, references to the "Company," "we," "our" and "us" refer to the activities of and the assets and liabilities of the business and operations of Chambers Street Properties and its subsidiaries. References to unconsolidated properties include properties owned through unconsolidated joint ventures and do not include properties owned by CBRE Strategic Partners Asia. See Note 4 "Investments in Unconsolidated Entities."

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three Months Ended March 31, 2014 and 2013 (unaudited)

2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") and reflect the accounts of the Company, CSP OP and its consolidated subsidiaries. The Company consolidates its wholly-owned properties and joint ventures it controls through either 1) voting rights or similar rights or 2) by means other than voting rights if the Company is deemed to be the primary beneficiary of a variable interest entity. All significant intercompany accounts and transactions are eliminated in consolidation.
Certain information and footnotes required for annual financial statement presentation have been condensed or excluded pursuant to Securities and Exchange Commission (the "SEC") rules and regulations. Accordingly, our interim financial statements do not include all of the information and disclosures required under GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary in all material respects to present fairly our financial position, results of our operations and cash flows as of and for the three months ended March 31, 2014 have been made. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations to be expected for the entire year. The condensed consolidated financial statements and notes thereto should be read in conjunction with our current Annual Report on Form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2013.
Use of Estimates
The preparation of financial statements, in conformity with GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Segment Information
Our chief operating decision-makers internally evaluate the operating performance and financial results of our portfolio based on Net Operating Income. We define "Net Operating Income" as: rental income, tenant reimbursements, and other property income less property and related expenses (operating and maintenance and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and corporate general and administrative expenses. During the first quarter of 2014, we reassessed our segment reporting and determined that the proper aggregation of our properties was by property type, Industrial Properties and Office Properties. Both of these operating segments meet the 10% quantitative reporting thresholds to be considered a reportable segment under GAAP and reflect the core operations of our business. Beginning with the reporting period ended March 31, 2014, we view our consolidated property operations as two reportable segments: Industrial Properties and Office Properties. In addition, we have one non-reportable segment, which is Retail Properties. We have reclassified the prior period segment financial results to conform to the current year presentation.
Revenue Recognition and Valuation of Receivables
All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $14.5 million as security for such leases at March 31, 2014 and December 31, 2013.
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
Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management's determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $52,000 and $24,000 as of March 31, 2014 and December 31, 2013, respectively.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three Months Ended March 31, 2014 and 2013 (unaudited)

Translation of Non-U.S. Currency Amounts
The financial statements and transactions of our United Kingdom real estate operation are recorded in their functional currency, namely the Great Britain Pound ("GBP") and are then translated into U.S. dollars ("USD").
Assets and liabilities of this operation are denominated in the functional currency and are then translated at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the reporting period. Translation adjustments are reported in "Accumulated Other Comprehensive Income (Loss)," a component of Shareholders' Equity.
The carrying value of our United Kingdom assets and liabilities fluctuate due to changes in the exchange rate between the USD and the GBP. The exchange rate of the USD to the GBP was $1.6664 and $1.6573 at March 31, 2014 and December 31, 2013, respectively. The profit and loss weighted average exchange rate of the USD to the GBP was approximately $1.6586 and $1.5742 for the three months ended March 31, 2014 and 2013, respectively.
The carrying value of our assets and liabilities held within our joint venture in Europe (the "European JV") fluctuate due to changes in the exchange rate between the USD and the EUR. The exchange rate of the USD to the EUR was $1.3770 and $1.3753 at March 31, 2014 and December 31, 2013. The profit and loss weighted average exchange rate of the USD to the EUR was approximately $1.3679 and $1.3273 for the three months ended March 31, 2014 and 2013, respectively.
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
ASC 740-10 Income Taxes requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We did not have a liability for any unrecognized benefits as of March 31, 2014. The tax years from 2010 through 2013 remain open to examination by the taxing jurisdictions to which the Company is subject.
Included as a component of our tax provision, we have incurred income and other taxes (franchise, local and state government and international) related to our continuing operations in the amount of $58,000 and $69,000 during the three months ended March 31, 2014 and 2013, respectively. The United Kingdom taxes real property operating results at a statutory rate of 20%. The United Kingdom taxable losses to date have generated a deferred tax asset of approximately $0.6 million consisting of these net operating loss carryforwards. We have provided for a full valuation allowance of $0.6 million as of March 31, 2014 on deferred tax assets because it is not likely that future operating profits in the United Kingdom would be sufficient to absorb the net operating losses.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three Months Ended March 31, 2014 and 2013 (unaudited)

Reclassifications
To better present our condensed consolidated balance sheets and condensed consolidated statements of operations we have chosen to combine certain line items together instead of disclosing them as separate line items.
We have reclassified amounts related to property management general and administrative expense for the three months ended March 31, 2013 of $0.2 million from "General and Administrative" expense to "Property Operating" expense, which represents a newly created line item.
Property operating expenses include insurance, property management, repairs and maintenance, security, janitorial, landscaping and other administrative expenses incurred to operate our properties. General and administrative expenses represent costs unrelated to property operations or transaction costs. These expenses primarily include corporate office expenses, employee compensation and benefits as well as costs of being a public company including certain audit fees, regulatory fees, legal costs and other professional fees.
None of the reclassifications reflect corrections of any amounts.
New Accounting Standards
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which requires only disposals represented a strategic shift in operations (i.e., a disposal of a major geographic area, a major line of business, or a major equity method investment) to be presented as discontinued operations. The standard also requires expanded disclosures about discontinued operations and is intended to provide financial statement users with information about the ongoing trends in a company's results from continuing operations. ASU No. 2014-08 is effective in the first quarter of 2015 for public entities with calendar year ends. However, companies are permitted to early adopt the standard, beginning in the first quarter of 2014, but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issuance. We early adopted this standard in the first quarter of 2014 and the adoption did not have a material effect on our financial condition, results of operations, or disclosures.
3. Investment in Real Estate Activity
Wholly-Owned Property Acquisitions
During the three months ended March 31, 2014, we acquired the property listed below. The acquisition was funded with proceeds from our unsecured revolving credit facility and proceeds from the sale of certain of our properties during the fourth quarter of 2013.

Property	Market		Date of Acquisition	Purchase Price ('000s)	Net Rentable Square Feet	% Leased at 3/31/14
							Property Type
445 Airtech Parkway(1)	Indianapolis	IN	1/2/2014	$30,200	622,440	100%	Industrial
Total 2014 Wholly-Owned Property Acquisitions				$30,200	622,440
________

(1)	The purchase price includes a $2.8 million deposit paid during the fourth quarter of 2013.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three Months Ended March 31, 2014 and 2013 (unaudited)

The following table summarizes the preliminary allocation of the fair value of amounts recognized for each major class of assets and liabilities (in thousands):

445 Airtech Parkway
Land	$5,975
Land Available for Expansion	1,121
Building and Improvements	18,690
Acquired In-Place Leases(1)	2,529
Acquired Above-Market Leases(1)	1,885
Total Acquired Assets	$30,200
__________

(1)	Represents in-place leases and above-market leases with a weighted average amortization period of 9.92 years.

The following table summarizes the results of operations for 445 Airtech Parkway, from January 2, 2014, the date of acquisition, through March 31, 2014 (in thousands):

Revenues	$546
Net Income	$39
Unaudited pro forma results, assuming the acquisition of 445 Airtech Parkway had occurred as of January 1, 2013, are presented below. Non-recurring acquisition costs totaling $0.3 million are excluded from the 2014 pro forma results and are included in the three months ended March 31, 2013 as an operating expense.
These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as increased depreciation and amortization expenses as a result of tangible and intangible assets acquired in the acquisitions. These unaudited pro forma results do not purport to be indicative of what operating results would have been had the acquisitions actually occurred on January 1, 2013 and may not be indicative of future operating results (in thousands, except share data).

	Three Months Ended
	March 31,
	2014	2013
Revenues from Continuing Operations	$68,165	$54,174
Net Operating Income from Continuing Operations	48,811	40,499
Net Income	3,609	84,007
Basic and Diluted Net Income per Share	$0.01	$0.34
Weighted Average Common Shares Outstanding - Basic and Diluted	236,583,752	248,477,507

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three Months Ended March 31, 2014 and 2013 (unaudited)

4. Investments in Unconsolidated Entities
As of March 31, 2014 and December 31, 2013, we owned the following number of properties through unconsolidated entities:

	Ownership %	Number of Properties
		March 31,	December 31,
		2014	2013
Duke JV	80.0%	17	18
European JV	80.0%	9	9
UK JV	80.0%	3	3
CBRE Strategic Partners Asia	5.07%	3	3
		32	33
Investments in unconsolidated entities at March 31, 2014 and December 31, 2013 consist of the following (in thousands):

	March 31,	December 31,
	2014	2013
Duke JV	$277,197	$292,548
European JV	173,468	174,272
UK JV	36,584	36,794
Afton Ridge(1)	1,038	1,512
CBRE Strategic Partners Asia	9,564	9,676
	$497,851	$514,802
__________

(1)	Amount represents cash and an escrow holdback at the joint venture. The Afton Ridge Shopping Center was sold during December 2013.

The following is a summary of the investments in unconsolidated entities for the three months ended March 31, 2014 and the year ended December 31, 2013 (in thousands):

	March 31,	December 31,
	2014	2013
Investment Balance, January 1	$514,802	$515,829
Contributions	—	210,745
Company's Equity in Net Income (including adjustments for basis differences)	2,826	12,111
Other Comprehensive Income of Unconsolidated Entities	485	7,293
Conversion of Duke JV Equity Investment to Controlling Interest		(139,558)
Distributions	(20,262)	(91,618)
Investment Balance, End of Period	$497,851	$514,802

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three Months Ended March 31, 2014 and 2013 (unaudited)

The combined balance sheets of our investments in unconsolidated entities at March 31, 2014 are as follows (in thousands):

	Duke JV	European JV	Other	Total

Assets
Investments in Real Estate	$386,826	$341,056	$241,281	$969,163
Other Assets	46,829	38,827	14,015	99,671
Total Assets	$433,655	$379,883	$255,296	$1,068,834
Liabilities and Equity
Secured Notes Payable, net	$79,408	$153,842	$—	$233,250
Other Liabilities	8,340	9,206	16,316	33,862
Total Liabilities	87,748	163,048	16,316	267,112
CSP Equity	277,197	173,468	47,186	497,851
Other Investors' Equity	68,710	43,367	191,794	303,871
Total Liabilities and Equity	$433,655	$379,883	$255,296	$1,068,834
The combined balance sheets of our investments in unconsolidated entities at December 31, 2013 are as follows (in thousands):

	Duke JV	European JV	Other	Total

Assets
Investments in Real Estate(1)	$403,818	$343,642	$243,370	$990,830
Other Assets	52,086	35,872	15,713	103,671
Total Assets	$455,904	$379,514	$259,083	$1,094,501
Liabilities and Equity
Secured Notes Payable, net	$79,761	$153,651	$—	$233,412
Other Liabilities	11,055	8,023	17,146	36,224
Total Liabilities	90,816	161,674	17,146	269,636
CSP Equity	292,549	174,272	47,981	514,802
Other Investors' Equity	72,539	43,568	193,956	310,063
Total Liabilities and Equity	$455,904	$379,514	$259,083	$1,094,501
__________

(1)
Includes REIT Basis Adjustments for costs incurred by the Company outside of the Duke JV that are directly capitalizable to its investment in real estate assets acquired, including acquisition costs paid to our former investment advisor prior to January 1, 2009.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three Months Ended March 31, 2014 and 2013 (unaudited)

The combined statements of operations for our investments in unconsolidated entities for the three months ended March 31, 2014 are as follows (in thousands):

	Duke JV	European JV	Other	Total

Total Revenue	$14,660	$7,336	$(399)	$21,597
Operating Expenses	5,036	1,129	745	6,910
Net Operating Income	9,624	6,207	(1,144)	14,687
Depreciation and Amortization	7,516	2,929	523	10,968
Interest Expense	1,040	1,133	—	2,173
Net Income (Loss)	1,068	2,145	(1,667)	1,546
Company Share in Net Income	854	1,716	287	2,857
Adjustments for REIT basis	(31)	—	—	(31)
CSP Equity in Net Income	$823	$1,716	$287	$2,826
The combined statements of operations for our investments in unconsolidated entities for the three months ended March 31, 2013 are as follows (in thousands):

	Duke JV	European JV	Other	Total

Total Revenue	$18,887	$5,090	$7,394	$31,371
Operating Expenses	5,464	1,167	2,512	9,143
Net Operating Income	13,423	3,923	4,882	22,228
Depreciation and Amortization	7,812	1,467	932	10,211
Interest Expense	3,516	556	376	4,448
Net Income	2,095	1,900	3,574	7,569
Company Share in Net Income	1,676	1,520	637	3,833
Adjustments for REIT basis	535	—	(4)	531
CSP Equity in Net Income	$2,211	$1,520	$633	$4,364
Investments in Unconsolidated Entities Activity

On January 16, 2014, the Duke JV sold one multi-tenant office property located in Chicago, Illinois for approximately $13.1 million, of which our pro rata share was approximately $10.5 million.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three Months Ended March 31, 2014 and 2013 (unaudited)

5. Deferred Leasing Costs and Intangible Assets and Liabilities
The following table summarizes our deferred leasing costs and intangible assets, including acquired above-market leases and acquired in-place leases and intangible liabilities, including acquired below-market leases and acquired above-market ground lease obligations (in thousands):

	March 31,	December 31,
	2014	2013
Deferred Leasing Costs and Intangible Assets, Net:
Deferred Leasing Costs	$12,639	$11,243
Accumulated Amortization	(3,370)	(3,016)
Deferred Leasing Costs, Net	9,269	8,227
Above-Market Leases	79,064	77,180
Accumulated Amortization	(36,092)	(33,577)
Above-Market Leases, Net	42,972	43,603
In-Place Leases	324,372	321,776
Accumulated Amortization	(134,245)	(124,734)
In-Place Leases, Net	190,127	197,042
Total Deferred Leasing Costs and Intangible Assets, Net	$242,368	$248,872

Intangible Liabilities, Net:
Below-Market Leases	$49,746	$49,751
Accumulated Amortization	(24,045)	(23,022)
Below-Market Leases, Net	25,701	26,729
Above-Market Ground Lease Obligation	1,500	1,501
Accumulated Amortization	(177)	(160)
Above-Market Ground Lease Obligation, Net	1,323	1,341
Total Intangible Liabilities, Net	$27,024	$28,070
The following table sets forth amortization related to intangible assets and liabilities for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Deferred Leasing Costs(1)	$354	$229
Above-Market Leases(2)	2,515	2,334
In-Place Leases(1)	9,469	7,640
Below-Market Leases(2)	(1,033)	(961)
Above-Market Ground Lease Obligation(3)	(18)	(18)
__________

(1)	The amortization of deferred leasing costs and in-place leases are recorded to depreciation and amortization expense in the condensed consolidated statements of operations for the periods presented.

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

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three Months Ended March 31, 2014 and 2013 (unaudited)

The following is a schedule of future amortization of deferred leasing costs, intangible assets and liabilities as of March 31, 2014 (in thousands):

	Intangible Assets			Intangible Liabilities
	Deferred Leasing Costs	Acquired Above-Market Leases	Acquired In-Place Leases	Acquired Below-Market Leases	Above-Market Ground Lease Obligations
Remaining 2014	$1,058	$7,155	$27,502	$3,097	$53
2015	1,221	9,272	34,665	3,960	71
2016	1,124	5,730	27,876	3,382	71
2017	1,064	4,589	23,439	2,889	71
2018	1,020	4,087	20,535	2,571	71
Thereafter	3,782	12,139	56,110	9,802	986
	$9,269	$42,972	$190,127	$25,701	$1,323
6. Debt
Secured Debt
Secured notes payable are summarized as follows (in thousands):

	Stated Interest Rate	Effective Interest Rate(1)	Maturity Date	March 31,	December 31,
Property				2014	2013

Maskew Retail Park - Swapped to Fixed(2)	5.68%	5.68%	8/10/2014	23,288	23,161
12650 Ingenuity Drive	5.62%	7.50%	10/1/2014	11,728	11,842
Bolingbrook Point III	5.26%	5.26%	1/1/2015	7,900	7,900
One Wayside Road	5.66%	5.25%	8/1/2015	13,251	13,352
One Wayside Road	5.92%	5.25%	8/1/2015	11,091	11,169
Lakeside Office Center	6.03%	6.03%	9/1/2015	8,712	8,743
Deerfield Commons I	5.23%	5.23%	12/1/2015	9,250	9,290
Celebration Office Center III(3)	4.25%	2.50%	12/1/2015	8,954	8,998
22535 Colonial Pkwy(3)	4.25%	2.50%	12/1/2015	8,011	8,051
Northpoint III(3)	4.25%	2.50%	12/1/2015	10,368	10,419
Goodyear Crossing II(3)	4.25%	2.50%	12/1/2015	19,792	19,891
3900 North Paramount Parkway(3)	4.25%	2.50%	12/1/2015	7,776	7,815
3900 South Paramount Parkway(3)	4.25%	2.50%	12/1/2015	7,776	7,815
1400 Perimeter Park Drive(3)	4.25%	2.50%	12/1/2015	2,356	2,368
Miramar I(3)	4.25%	2.50%	12/1/2015	9,237	9,283
Miramar II(3)	4.25%	2.50%	12/1/2015	12,441	12,503
70 Hudson Street	5.65%	5.15%	4/11/2016	115,590	116,100
Point West I - Swapped to Fixed	3.41%	3.41%	12/6/2016	10,960	11,041
100 Tice Blvd	5.97%	4.38%	9/15/2017	19,401	19,544
100 Tice Blvd	5.97%	4.38%	9/15/2017	19,401	19,543
4701 Gold Spike Drive(4)	4.45%	4.45%	3/1/2018	10,106	10,154
1985 International Way(4)	4.45%	4.45%	3/1/2018	7,022	7,055

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three Months Ended March 31, 2014 and 2013 (unaudited)

	Stated Interest Rate	Effective Interest Rate(1)	Maturity Date	March 31,	December 31,
Property				2014	2013

3770 Deerpark Boulevard(4)	4.45%	4.45%	3/1/2018	7,259	7,294
Tolleson Commerce Park II(4)	4.45%	4.45%	3/1/2018	4,365	4,386
20000 S. Diamond Lake Road(4)	4.45%	4.45%	3/1/2018	6,358	6,388
Atrium I - Swapped to Fixed	3.78%	3.78%	5/31/2018	22,282	22,516
McAuley Place	3.98%	3.50%	9/1/2018	13,140	13,230
Easton III - Swapped to Fixed	3.95%	3.95%	1/31/2019	6,420	6,466
90 Hudson Street	5.66%	5.26%	5/1/2019	104,530	104,928
Fairforest Bldg. 6	5.42%	6.50%	6/1/2019	2,004	2,086
North Rhett I	5.65%	6.50%	8/1/2019	2,296	2,405
Kings Mountain II	5.47%	6.50%	1/1/2020	3,902	4,043
North Rhett II	5.20%	6.50%	10/1/2020	1,578	1,628
Mount Holly Bldg.	5.20%	6.50%	10/1/2020	1,578	1,628
Orangeburg Park Bldg.	5.20%	6.50%	10/1/2020	1,605	1,656
Kings Mountain I	5.27%	6.50%	10/1/2020	1,368	1,411
Ten Parkway North	4.75%	4.75%	1/1/2021	11,701	11,777
Union Cross Bldg. II	5.53%	6.50%	6/1/2021	6,296	6,471
Union Cross Bldg. I	5.50%	6.50%	7/1/2021	2,067	2,124
Norman Pointe I	5.24%	3.50%	10/1/2021	20,430	20,512
Norman Pointe II	5.24%	3.50%	10/1/2021	22,492	22,583
The Landings I	5.24%	3.50%	10/1/2021	15,375	15,437
The Landings II	5.24%	3.50%	10/1/2021	13,561	13,616
Fairforest Bldg. 5	6.33%	6.50%	2/1/2024	8,131	8,277
North Rhett IV	5.80%	6.50%	2/1/2025	8,279	8,414
Avion Midrise III & IV(5)	5.52%	7.00%	4/1/2014	—	19,979
Total Secured Notes Payable				641,428	665,292
Plus Premium				16,269	17,294
Less Discount				(1,177)	(1,386)
Total Secured Notes Payable, Net				$656,520	$681,200
__________

(1)	Represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the amortization of any discounts/premiums, excluding debt issuance costs.

(2)	The loan is subject to certain financial covenants (interest coverage and loan to value).

(3)	These nine loans are cross-collateralized.

(4)	These five loans are cross-collateralized.

(5)	This loan was paid off in full on January 2, 2014.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three Months Ended March 31, 2014 and 2013 (unaudited)

Unsecured Term Loan Facilities
The terms of our unsecured term loan facilities and outstanding balances as of March 31, 2014 and December 31, 2013 are set forth in the table below:

	Unswapped Interest Rate	Effective Interest Rate(1)	Maturity Date	March 31,	December 31,
Term Loan Facility				2014	2013

WF Term Loan #2(2)	LIBOR + 1.50%	2.49%	3/7/2018	$200,000	$200,000
WF Term Loan #3(2)	LIBOR + 1.50%	3.12%	1/15/2019	200,000	200,000
TD Term Loan(3)	LIBOR + 1.75%	3.28%	3/6/2020	50,000	50,000
Capital One Term Loan(2)	LIBOR + 1.75%	4.32%	1/31/2021	120,000	120,000
Total Unsecured Term Loan Facilities				$570,000	$570,000
__________

(1)	Represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the effect of the interest rate swaps, excluding debt issuance costs.

(2)	As of March 31, 2014 and December 31, 2013, the applicable LIBOR rate was 0.1545% and 0.165%, respectively, for these loans.

(3)	As of March 31, 2014 and December 31, 2013, the applicable LIBOR rate was 0.1545% and 0.16875%, respectively, for this loan.

Unsecured Revolving Credit Facility
The terms of our unsecured revolving credit facility are set forth in the table below (in thousands):

	March 31,	December 31,
	2014	2013
Outstanding Borrowings	$170,044	$170,044
Remaining Borrowing Capacity	679,956	679,956
Total Borrowing Capacity	$850,000	$850,000
Interest Rate(1)	1.46%	1.47%
Facility Fee(2)	30 bps	30 bps
Maturity Date(3)	January 15, 2018	January 15, 2018
__________

(1)	Calculated based on one-month LIBOR plus 1.30% as of March 31, 2014 and December 31, 2013, respectively.

(2)	The facility fee is based on the unsecured revolving credit facility's total borrowing capacity.

(3)	We may exercise an option to extend the maturity date by one year.
Debt Covenants and Restrictions
Certain of our secured notes payable are subject to certain financial covenants (interest coverage and loan to value).
As of March 31, 2014, our unsecured term loan facilities and revolving credit facility were subject to certain financial covenants that require, among other things: the maintenance of (i) a leverage ratio of not more than 0.60; (ii) a fixed charge coverage ratio of at least 1.50; (iii) a secured leverage ratio of not more than (a) 0.45 prior to September 30, 2014 for Capital One Term Loan, March 6, 2015 for WF Term Loan #2, WF Term Loan #3, and unsecured revolving credit facility, or September 26, 2015 for TD Term Loan, or (b) 0.40 thereafter; (iv) an unencumbered leverage ratio of not more than 0.60; (v) an unencumbered interest-service coverage ratio of at least 1.75; (vi) minimum tangible net worth of $1.5 billion plus 85% of the net proceeds of certain future equity issuances; and (vii) unencumbered asset value of at least $400.0 million. In addition, our unsecured term loan facilities and revolving credit facility contain a number of customary non-financial covenants including those restricting liens, mergers, sales of assets, certain investments in unimproved land and mortgage receivables, intercompany transfers, transactions with affiliates and distributions. The Company and certain of its subsidiaries have provided guarantees

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three Months Ended March 31, 2014 and 2013 (unaudited)

in connection with our unsecured term loan facilities and revolving credit facility. As of March 31, 2014, we were in compliance with all financial debt covenants.
The minimum principal payments due for our secured notes payable, unsecured term loan facilities and unsecured revolving credit facility are as follows as of March 31, 2014 (in thousands):

Remaining 2014	$46,770
2015	148,476
2016	134,179
2017	46,355
2018	442,113
Thereafter	563,579
$1,381,472
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

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three Months Ended March 31, 2014 and 2013 (unaudited)

The following table sets forth the terms of our interest rate swaps at March 31, 2014 and December 31, 2013 (amounts in thousands):

	Notional Amount		Fair Value		Rate
Type of Instrument	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	Index	Maturity Date
	2014	2013	2014	2013	2014	2013
Interest Rate Swap	23,288	23,161	(243)	(398)	2.9%	2.9%	GBP LIBOR(1)	8/10/2014
Interest Rate Swap(2)	10,960	11,041	(183)	(205)	1.2%	1.2%	LIBOR	12/6/2016
Interest Rate Swap(3)	200,000	200,000	2,487	2,854	0.8%	0.8%	LIBOR	3/7/2018
Interest Rate Swap(2)	22,282	22,516	(365)	(361)	1.6%	1.6%	LIBOR	5/31/2018
Interest Rate Swap	200,000	200,000	(18)	667	1.4%	1.4%	LIBOR	1/15/2019
Interest Rate Swap(2)	6,420	6,466	(102)	(86)	1.8%	1.8%	LIBOR	1/31/2019
Interest Rate Swap(3)	50,000	50,000	1,260	1,690	1.3%	1.3%	LIBOR	3/6/2020
Interest Rate Swap	120,000	120,000	(2,926)	(1,515)	2.4%	2.4%	LIBOR	1/31/2021
__________

(1)	Based on the three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.

(2)
We assumed this swap in connection with the purchase of the Duke Portfolio on March 1, 2013. This swap is considered a hedging instrument under ASC 815-20 as of March 31, 2014. The swap was not considered a hedging instrument under ASC 815-20 during the period from March 1, 2013 to March 31, 2013.

(3)
We entered into these swaps in connection with the origination of the TD Term Loan and WF Term Loan #1 in March 2013. These swaps are considered hedging instruments under ASC 815-20 as of March 31, 2014. These swaps were not considered hedging instruments under ASC 815-20 during the period from March 11, 2013 and March 12, 2013, respectively, to May 29, 2013.

We record all derivative instruments on a gross basis in the condensed consolidated balance sheets. Accordingly, there are no offsetting amounts that net assets against liabilities. The asset and liability balances presented in the table below reflects the gross amounts of derivatives recorded in the consolidated balance sheets (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
		March 31,	December 31,		March 31,	December 31,
Type of Instrument	Balance Sheet Location	2014	2013	Balance Sheet Location	2014	2013
Derivatives designated as hedging instruments
Interest Rate Swaps	Prepaid Expenses and Other Assets	$3,747	$5,211	Accounts Payable, Accrued Expenses and Other Liabilities	$3,837	$2,565

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three Months Ended March 31, 2014 and 2013 (unaudited)

The table below presents the effect of our derivative instruments on our consolidated statement of operations for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Derivatives Designated as Cash Flow Hedges:
Loss Recognized in Other Comprehensive Income (OCI) (Effective Portion)	$(5,089)	$(1,183)
Loss Reclassified from AOCI into Interest Expense (Effective Portion)	(2,328)	(195)
Net Change in Fair Value of Derivative Financial Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)	26	—

Derivatives Not Designated as Cash Flow Hedges:
Realized and Unrealized Loss Recognized in Net Change in Fair Value of Non-Qualifying Interest Rate Swaps	$—	$(917)
Net Settlement Payments from Non-Qualifying Interest Rate Swaps	—	(343)
At March 31, 2014, the Company expects that the hedged forecasted transactions, for each of the outstanding qualifying cash flow hedging relationships, remains probable of occurring. During the next twelve months we anticipate reclassifying $8.5 million of amounts currently recorded in accumulated other comprehensive income to earnings.
Concentration of Credit Risk
Our credit risk relates primarily to cash, restricted cash, and interest rate swap agreements. Cash accounts at each U.S. institution are insured by the Federal Deposit Insurance Corporation up to $250,000 through December 31, 2014.
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
8. Future Minimum Rents
The following is a schedule of future minimum rents to be received on non-cancelable operating leases from consolidated properties as of March 31, 2014 (in thousands):

Remaining 2014	$154,265
2015	206,366
2016	188,114
2017	171,057
2018	159,288
Thereafter	546,335
$1,425,425

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three Months Ended March 31, 2014 and 2013 (unaudited)

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
During the three months ended March 31, 2014 we acquired one Qualifying Property and paid the former investment advisor $0.2 million in acquisition consulting fees. There are no further Qualifying Properties under the Transitional Services Agreement and we do not anticipate paying the former investment advisor any further acquisition consulting fees.
Previously, pursuant to the Fourth Amended Advisory Agreement and the Transitional Services Agreement, the former investment advisor and its affiliates performed services relating to property management, leasing, construction supervision and management, and brokerage services. The various fees paid to the former investment advisor are summarized in the table below for the three months ended March 31, 2013 (in thousands):

Three Months Ended
March 31,
2013
Investment Management Fees	$500
Acquisition-Related Fees	1,472
Property Management Fees(1)	234
Leasing Commissions(1)	539
Construction Supervision and Management Fees	871
Total	$3,616
__________

(1)	Such fees for each service ranged from 2.0% to 5.0% of gross revenues received from a property that we owned.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three Months Ended March 31, 2014 and 2013 (unaudited)

10. Equity Incentive Plan and Performance Bonus Plan
Equity Incentive Plan
At our annual shareholders' meeting held on May 31, 2013, our shareholders approved the 2013 equity incentive plan. A description of the material terms of the 2013 equity incentive plan, as well as a copy of the 2013 equity incentive plan, were included in our definitive proxy statement on Schedule 14A filed with the SEC on April 12, 2013. Our key employees, directors, trustees, officers, advisors, consultants or other personnel of ours and our subsidiaries or other persons expected to provide significant services to us or our subsidiaries would be eligible to be granted incentive share options, non-qualified share options, share appreciation rights, restricted shares, restricted share units, dividend equivalent rights and other equity-based awards as contemplated in the 2013 equity incentive plan. As of March 31, 2014, there were 4,019,075 common shares available for grant under the 2013 equity incentive plan.
On January 29, 2014, our Board's independent trustees, Messrs. Charles Black, Mark Brugger, James Francis, James Orphanides and Louis Salvatore, were awarded equity grants under the 2013 equity incentive plan on the following terms: (i) (x) Mr. Black's award was for 20,000 common shares, (y) Messrs. Orphanides and Salvatore each were awarded 5,000 common shares and (z) Messrs. Brugger and Francis each were awarded 1,550 common shares for a total of 33,100 and (ii) each award vested in its entirety, upon issuance.
On February 26, 2014, the Company and Operating Partnership entered into an amendment to Martin A. Reid's employment agreement, effective as of January 1, 2013, increasing Mr. Reid's annual target Long Term Incentive Award to 90,000 restricted common shares of the Company.
On March 15, 2014, a total of 401,875 restricted common shares were granted to our named executive officers (Messrs. Cuneo, Kianka and Reid) based on each executive's achievement of performance objectives during 2013, as determined at the discretion of our Compensation Committee. Additionally, 25 of our employees were granted 143,450 restricted common shares, in the aggregate, on March 15, 2014. One-third of the restricted shares granted to our named executive officers and employees will vest on each of the first three anniversaries of grant if the grantee is employed by the Company on such anniversary. Compensation expense is recognized on a straight-line basis over the service vesting period of three years. We recognized share-based compensation expense of $66,000 during the three months ended March 31, 2014 as a result of granting the awards to our named executive officers and our employees.
Summary of Time-Based Restricted Common Shares
A summary of our Time-Based Restricted Common Shares from January 1, 2014 through March 31, 2014 is presented below:

	Nonvested
	Common Shares	Weighted-Average Grant Date Fair Value per Share	Vested
Outstanding at January 1, 2014	598,925	$10.00	—
Granted	545,325	7.74	—
Vested	(132,966)	7.74	132,966
Canceled(1)	—	—	(31,959)
Outstanding as of March 31, 2014	1,011,284	$9.08	101,007
__________

(1)
31,959 common shares were tendered in accordance with the terms of the 2013 equity incentive plan to satisfy minimum state tax withholding requirements related to the restricted common shares that have vested. We accept the return of shares at the current quoted closing share price of the Company's common shares on the NYSE to satisfy tax obligations.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three Months Ended March 31, 2014 and 2013 (unaudited)

	2014	2013
Compensation Expense Recorded During the Three Months ended March 31	$1,012	$440
Unamortized Compensation Costs	$8,263	$9,667
Units Available for the Future Awards(1)	4,019,075	18,884,075
__________

(1)	Units available for the future awards includes units under the 2013 equity incentive plan.
11. Shareholders' Equity
Common Shares
Under our current declaration of trust, we have the authority to issue a total of 1,000,000,000 shares of beneficial interest. Of the total shares authorized, 990,000,000 shares are designated as common shares, with a par value of $0.01 per share, and 10,000,000 shares are designated as preferred shares, with a par value of $0.01 per share.
At-The-Market Offering
On November 6, 2013, we and CSP OP entered into four separate Equity Distribution Agreements with certain sales agents, pursuant to which we may sell, from time to time, our common shares having an aggregate offering price of up to $250.0 million. Sales of our common shares may be made in ordinary brokers' transactions on the NYSE, in negotiated transactions or transactions that are deemed to be "at the market" ("ATM") offerings, including sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. We may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under our unsecured revolving credit facility, to make acquisitions of properties or portfolios of properties, or for general corporate purposes. As of March 31, 2014, there have been no sales of common shares under the ATM program.
Accumulated Other Comprehensive Income (Loss)
The following presents the changes in the balances of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013 (in thousands):

	Foreign Currency Translation Gain	Swap Fair Value Adjustment	Accumulated Other Comprehensive Income
Balance at January 1, 2014	$1,670	$2,926	$4,596
Other Comprehensive Income (Loss) Before Reclassifications	823	(5,089)	(4,266)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	2,328	2,328
Balance at March 31, 2014	$2,493	$165	$2,658

	Foreign Currency Translation Loss	Swap Fair Value Adjustment	Accumulated Other Comprehensive Loss
Balance at January 1, 2013	$(6,164)	$(2,423)	$(8,587)
Other Comprehensive Loss Before Reclassifications	(9,141)	(988)	(10,129)
Balance at March 31, 2013	$(15,305)	$(3,411)	$(18,716)
12. Fair Value of Financial Instruments and Investments
We apply the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical financial instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as instruments that have little to no pricing

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three Months Ended March 31, 2014 and 2013 (unaudited)

observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.
As of March 31, 2014 and December 31, 2013, we held certain items that were required to be measured at fair value on a recurring basis. These included cash equivalents, interest rate swap derivative contracts and our equity method investment in CBRE Strategic Partners Asia. Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less, including money market funds and U.S. Government obligations. Derivative instruments are related to our economic hedging activities with respect to interest rates.
The fair values of the interest rate swap derivative agreements are estimated with the assistance of a third-party valuation specialist using the market standard methodology of discounting the future expected cash payments and receipts on the pay and receive legs of the interest rate swap agreements that swap the estimated variable rate mortgage note payment stream for a fixed rate receive payment stream over the period of the loan. The variable interest rates used in the calculation of projected receipts on the interest rate swap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements (where appropriate). Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2014 and December 31, 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.
Our investment in CBRE Strategic Partners Asia is based on the Level 3 valuation inputs applied by the Investment Manager of this investment company utilizing a mix of different approaches for valuing the underlying real estate related investments within the investment company. The approaches include the income approach, direct market comparison approach and the replacement cost approach for newer properties. For investments owned more than one year, except for investments under construction or incurring significant renovation, it is CBRE Strategic Partners Asia’s policy to obtain a third-party appraisal. For investments in real estate under construction or incurring significant renovation, the valuation analysis is prepared by the Investment Manager. On a quarterly basis, the Company obtained financial results of CBRE Strategic Partners Asia and compares this information to benchmark data. In addition, the Company receives audited financial statements on an annual basis.
The following items are measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013 (in thousands):

	As of March 31, 2014
		Fair Value Measurements Using:
	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash and Cash Equivalents	$8,071	$8,071	$—	$—
Interest Rate Swaps Designated as Cash Flow Hedges - Assets	3,747	—	3,747	—
Interest Rate Swaps Designated as Cash Flow Hedges - Liabilities	(3,837)	—	(3,837)	—
Investment in CBRE Strategic Partners Asia	9,564	—	—	9,564

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three Months Ended March 31, 2014 and 2013 (unaudited)

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
The following table presents our activity for our investment in CBRE Strategic Partners Asia and for the variable rate note payable measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and 2013, respectively (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Investment in CBRE Strategic Partners Asia
Balance at January 1, 2014	$9,676
Total Loss on Fair Value Adjustment	(112)
Balance as of March 31, 2014	$9,564

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Investment in CBRE Strategic Partners Asia	Secured notes payable - Albion Mills(1)
Balance at January 1, 2013	$8,098	$(9,288)
Total Income (Loss) on Fair Value Adjustment	80	(25)
Translation Adjustment in Other Comprehensive Income	—	594
Balance at March 31, 2013	$8,178	$(8,719)
__________

(1)	We repaid the debt secured by Albion Mills Retail Park in October 2013.
Gains and losses (realized and unrealized) included in earnings related to the interest rate swaps, as well as for the elected fair value note payable for the three months ended March 31, 2014 and 2013, respectively, are reported as components of "Other Income and Expense" on the consolidated statements of operations.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three Months Ended March 31, 2014 and 2013 (unaudited)

Disclosure of Fair Value Financial Instruments
For disclosure purposes only, the following table summarizes our notes payable and their estimated fair value at March 31, 2014 and December 31, 2013 (in thousands):

	Carrying Value		Fair Value
Financial Instrument	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Secured Notes Payable(1)	$656,520	$681,200	$711,549	$721,728
Unsecured Term Loan Facilities(1)	$570,000	$570,000	$569,944	$570,272
Unsecured Revolving Credit Facility	$170,044	$170,044	$170,044	$170,044
__________

(1)	Items are measured using Level 2 inputs.
These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.
13. Commitments and Contingencies
Ground Leases - We own a property that is subject to a long-term noncancellable ground lease obligation that contractually expires on November 30, 2032. We have three ten-year renewal options that will allow us to extend the expiration of the ground lease through November 30, 2062. The minimum commitment under the ground lease as of March 31, 2014 and thereafter is as follows (in thousands):

Remaining 2014	$205
2015	273
2016	273
2017	273
2018	276
Thereafter	4,782
$6,082
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
14. Segment Disclosure
As a result of the reassessment of our reportable segments, beginning with the reporting period March 31, 2014, we view our consolidated property operations as two reportable segments: Industrial Properties and Office Properties. In addition, we have one non- reportable segment, which is Retail Properties. We have also reclassified the prior period segment financial results to conform to the current year presentation. Management internally evaluates the operating performance and financial results of our segments based on net operating income. We also have certain general and administrative level activities including legal, accounting, tax preparation and shareholder servicing costs that are not considered separate operating segments.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three Months Ended March 31, 2014 and 2013 (unaudited)

We evaluate the performance of our segments based on net operating income, defined as: rental income, tenant reimbursements and other property income less property and related expenses (operating and maintenance and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and corporate general and administrative expenses.
The following table compares the net operating income for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Industrial Properties
Revenues:
Rental	$14,145	$13,206
Tenant Reimbursements	3,721	3,232
Total Revenues	17,866	16,438
Property and Related Expenses:
Property Operating	1,491	958
Real Estate Taxes	3,129	2,619
Total Property and Related Expenses	4,620	3,577
Net Operating Income	$13,246	$12,861
Office Properties
Revenues:
Rental	$36,700	$29,367
Tenant Reimbursements	11,476	6,615
Other Property Income	1,069	—
Total Revenues	49,245	35,982
Property and Related Expenses:
Property Operating	8,002	5,160
Real Estate Taxes	6,672	4,815
Total Property and Related Expenses	14,674	9,975
Net Operating Income	$34,571	$26,007
Retail Properties
Revenues:
Rental	$1,031	$978
Tenant Reimbursements	23	33
Total Revenues	1,054	1,011
Property and Related Expenses:
Property Operating	60	38
Real Estate Taxes	—	—
Total Property and Related Expenses	60	38
Net Operating Income	$994	$973

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three Months Ended March 31, 2014 and 2013 (unaudited)

	Three Months Ended
	March 31,
	2014	2013
Reconciliation to Consolidated Net Income
Total Segment Net Operating Income	$48,811	$39,841
Expenses:
General and Administrative	6,864	4,960
Investment Management Fee	—	500
Acquisition-Related	290	1,841
Depreciation and Amortization	27,238	21,796
Transition and Listing Expenses	—	35
	14,419	10,709
Other Expenses and Income
Interest and Other Income	167	207
Interest Expense	(14,061)	(9,187)
Interest Expense and Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	26	(1,260)
Gain on Conversion of Equity Investment to Controlling Interest	—	77,235
Income from Continuing Operations Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	551	77,704
Provision for Income Taxes	(58)	(69)
Equity in Income of Unconsolidated Entities	2,826	4,364
Net Income from Continuing Operations	3,319	81,999
Discontinued Operations
Income from Discontinued Operations	—	91
Total Income From Discontinued Operations	—	91
Net Income	$3,319	$82,090

	March 31,	December 31
Condensed Assets	2014	2013
Industrial Properties	$748,195	$725,566
Office Properties	1,619,367	1,639,875
Retail Properties	50,138	50,209
Non-Segment Assets(1)	534,612	594,946
Total Assets	$2,952,312	$3,010,596
_________

(1)	Non-segment assets primarily include our investments in unconsolidated entities.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three Months Ended March 31, 2014 and 2013 (unaudited)

15. Earnings per Share Attributable to Common Shareholders
The following table reconciles the numerator and denominator in computing the Company's basic and diluted per-share computations for net income available to common shareholders for three months ended March 31, 2014 and 2013 is as follows (in thousands except share data):

	Three Months Ended
	March 31,
	2014	2013
Numerator:
Income from Continuing Operations	$3,319	$81,999
Income from Continuing Operations Attributable to Noncontrolling Interests	—	(83)
Allocation to Participating Securities (Nonvested Time-Based Shares)	(127)	(105)
Numerator for Basic and Diluted Income from Continuing Operations	3,192	81,811
Income from Discontinued Operations	—	91
Numerator for Basic and Diluted Income Available to Common Shareholders	$3,192	$81,902
Denominator:
Basic Weighted Average Vested Shares Outstanding	236,583,752	248,477,507
Effect of Dilutive Securities - Performance-Based Shares	—	—
Diluted Weighted Average Vested Shares Outstanding	236,583,752	248,477,507
Basic and Diluted Earnings Per Share:
Income from Continuing Operations Available to Common Shareholders per Share	$0.01	$0.33
Income from Discontinued Operations Available to Common Shareholders per Share	$0.00	$0.00
Net Income Available to Common Shareholders per Share	$0.01	$0.33
16. Subsequent Events
On April 29, 2014, our Board of Trustees approved a monthly distribution of $0.042 per common share for each of the months of July, August and September of 2014. The July dividend will be paid on August 7, 2014 to all shareholders of record on July 31, 2014, the August dividend will be paid on September 8, 2014 to all shareholders of record on August 29, 2014, and the September dividend will be paid on October 7, 2014 to all shareholders of record on September 30, 2014.

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

•
other factors discussed under Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2013 and those factors that may be contained in any filing we make with the Securities and Exchange Commission (the "SEC"), including Part II, Item 1A of Form 10-Qs.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2013, and Item 1A,"Risk Factors" in this quarterly report on Form 10-Q.
Overview
We are a self-administered REIT focused on acquiring, owning and managing net leased industrial and office properties leased to creditworthy tenants. Our experienced management team manages our day-to-day operations, with certain services provided by third parties. All of our real estate investments are held directly by, or indirectly through wholly-owned subsidiaries of CSP Operating Partnership, LP ("CSP OP") of which we are the 100% owner and sole general partner. We have elected to be taxed as a REIT for U.S. federal income tax purposes.
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
As of March 31, 2014, we owned, on a consolidated basis, 100 industrial (primarily warehouse/distribution), office and retail properties located in 19 U.S. states (Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Maryland, Massachusetts, Minnesota, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Texas and Virginia) and in the United Kingdom, encompassing approximately 23.1 million net rentable square feet. Our consolidated properties were approximately 94.2% leased (based upon rentable square feet) as of March 31, 2014. As of March 31, 2014, 75 of our consolidated properties were net leased to single tenants, which encompassed approximately 18.7 million rentable square feet.
In addition, we owned, on an unconsolidated basis, 29 industrial (primarily warehouse/distribution) and office properties located in eight U.S. states (Arizona, Florida, Illinois, Indiana, North Carolina, Ohio, Tennessee and Texas) and in three European countries (France, Germany and the United Kingdom) encompassing approximately 12.7 million rentable square feet. Our unconsolidated properties were approximately 99.5% leased (based upon rentable square feet) as of March 31, 2014. As of March 31, 2014, 20 of our unconsolidated properties were net leased to single tenants, which encompassed approximately 11.3 million rentable square feet.

Unless the context otherwise requires or indicates, references to the "Company," "we," "our" and "us" refer to the activities of and the assets and liabilities of the business and operations of Chambers Street Properties and its subsidiaries. References to unconsolidated properties include properties owned through unconsolidated joint ventures and do not include properties owned by CBRE Strategic Partners Asia.
Business Strategy
We focus on investing in industrial and office properties that are primarily net leased to investment grade or creditworthy tenants on long-term leases through acquisitions of existing properties or build-to-suit projects. We believe the credit quality of many of our tenants, the length of our leases, the relatively modest capital expense requirements of our industrial properties and our single-tenant focus help us to enhance shareholder value. We also believe that our senior management team's extensive experience will allow us to identify and consummate the acquisition and development of high-quality net leased properties. Our strategy is to grow our portfolio with properties targeted to provide steady income, sustaining tenant relationships and enhancing the value of our existing properties. We continue to execute our strategy and expand our portfolio through the following:
Acquisitions. We believe high-quality industrial and office properties, which are net leased to tenants with strong credit profiles, represent attractive investments. We target acquisitions in markets with above-average projected rental growth, strong tenant demand and significant barriers to new construction. We monitor the credit of our tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies) that are rated by nationally recognized rating agencies, (2) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease, (3) monitoring news reports regarding our tenants and their underlying businesses and (4) monitoring the timeliness of rent collections. During the three months ended March 31, 2014, we continued to expand our portfolio with the purchase of one wholly-owned property for $30.2 million that is fully leased to a creditworthy tenant.
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
Capital Recycling. We intend to pursue a disciplined capital allocation strategy by selectively disposing of properties that are no longer consistent with our investment strategy or whose returns appear to have been maximized. To the extent that we dispose of properties, we intend to redeploy the capital into investment opportunities that we believe are more attractive, or to reduce debt. During the three months ended March 31, 2014, consistent with our investment strategy to focus on industrial and office properties, we sold one office property held in the Duke JV for approximately $13.1 million, of which our pro rata share was approximately $10.5 million.
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
During the three months ended March 31, 2014, we completed the following transactions in order to maintain a prudent capital structure:

•	On January 2, 2014, we paid off the notes payable secured by Avion III and IV in the amount of $20.0 million.

•
On January 7, 2014, we received a BBB- corporate rating from Standard and Poor's Rating Services ("S&P"). S&P also gave us a stable outlook, reflecting our high-quality real estate portfolio and selective acquisition strategy, which S&P believes will support solid revenue and earnings growth in the near future.

Factors that May Influence the Results of Operations
Economic conditions, leasing activity and real estate capital availability all improved throughout 2013 and this trend has continued into 2014.
Whereas industrial and office leasing activity in the immediately preceding years was substantially weighted toward large corporate tenants, starting in 2013 activity trended towards normalization in the market for smaller tenants.  Much of this activity has been driven by increasing activity in the single-family home market - brokers, title companies, law firms, developers, contractors and related service providers all require office and/or industrial space as their businesses expand.  However, growth in demand for space was by no means exclusive to these industries, and activity remains robust for the large, corporate user as well.
In concert with this leasing activity, market rent trends remain positive in most major markets. Driven by market rent growth, construction and development activity has continued to increase, including both single-tenant build-to-suit and speculative projects. Beginning in 2013 we observed speculative construction activity expanding to a wider selection of markets, although development still remains below long-term averages.
Debt and equity capital availability continues to remain constant in 2014. Equity availability has resulted in increasing competition for high quality, well-leased and strategically positioned properties. Even with increased competition we remain well-positioned to compete for such properties going forward, due to our strong liquidity position, modest near-term capital needs and excellent portfolio. We will continue to focus our strategy by growing our portfolio with properties targeted to provide steady income, sustaining tenant relationships and enhancing the value of our existing properties.
Leasing Activity

Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue. Our leasing activity for the three months ended March 31, 2014 is presented in the table below:

	Three Months Ended
	March 31, 2014
	# of Leases	TI/LC per Square Feet(1)	TI/LC per Square Feet per Year of Lease Term	Net Rentable Square Feet
New Leasing
Consolidated	4	$4.84	$0.37	225,296
Unconsolidated	5	8.15	0.58	75,194
Total New Leasing	9	5.67	0.21	300,490
Renewals
Consolidated	5	23.41	1.38	135,757
Unconsolidated	1	0.38	0.19	391,494
Total Renewals	6	6.31	0.33	527,251
Total	15	$6.08	$0.13	827,741
__________

(1)	Includes tenant improvement costs and lease commissions incurred to execute the lease and not necessarily paid in the current quarter.

The following table sets forth percentage leased and average annual net effective rent information regarding our total portfolio of consolidated properties and unconsolidated properties at our pro-rata share as of March 31, 2014 and 2013, respectively (in thousands, except percentage and per square foot data):

	Total Square Feet		% of Total Square Feet		% Leased		Average Annual Net Effective Rent (1)		Average Annual Net Effective Rent/Square Feet
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Consolidated Properties:
Office	7,559	7,333	32.7%	32.9%	97.2%	96.9%	$148,848	$145,486	$19.69	$19.84
Industrial	15,380	14,781	66.6%	66.2%	92.7%	95.4%	58,560	58,882	$3.81	$3.98
Retail	144	200	0.7%	0.9%	100.0%	100.0%	4,225	5,253	$29.34	$26.27
Total	23,083	22,314	100.0%	100.0%	94.2%	95.9%	$211,633	$209,621

Unconsolidated Properties:
Office	1,201	1,559	9.5%	13.3%	95.0%	93.2%	$17,968	$24,719	$14.96	$15.86
Industrial	11,501	9,893	90.5%	84.2%	100.0%	100.0%	54,698	44,138	$4.76	$4.46
Retail	—	296	—%	2.5%	—%	97.9%	—	10,820	$—	$36.55
Total	12,702	11,748	100.0%	100.0%	99.5%	99.0%	$72,666	$79,677

Consolidated and Unconsolidated Properties:
Office	8,760	8,892	24.5%	26.1%	96.9%	96.2%	$166,816	$170,205	$19.04	$19.14
Industrial	26,881	24,674	75.1%	72.4%	95.8%	97.2%	113,258	103,020	$4.21	$4.18
Retail	144	496	0.4%	1.5%	100.0%	98.8%	4,225	16,073	$29.34	$32.41
Total	35,785	34,062	100.0%	100.0%	96.1%	97.0%	$284,299	$289,298
__________

(1)
Average Annual Net Effective Rent is calculated as the total average annual cash base rental payments, adjusted for free rent periods. There is no effect given to other landlord concessions and excludes payments received from tenants for reimbursement of real estate taxes and operating expenses.

Tenant Lease Expirations
Our ability to maintain occupancy rates, and net effective rents, primarily depends upon our continuing ability to re-lease expiring space. We have limited near term lease expirations with an average remaining lease term of 6.92 years as of March 31, 2014. In addition, approximately 95.6% of leases expire after 2015. The following table sets forth a schedule of expiring leases for our consolidated and unconsolidated properties as of March 31, 2014 (Expiring Net Rentable Square Feet and Expiring Base Rent in thousands):

	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
	Expiring Net Rentable Square Feet	Expiring Base Rent	Expiring Net Rentable Square Feet	Expiring Base Rent	Number Of Expiring Leases	Expiring Net Rentable Square Feet	Expiring Base Rent	Percentage of Expiring Base Rent
Remaining 2014	916	$4,083	20	$239	28	936	$4,322	1.5%
2015	570	3,208	771	5,340	33	1,341	8,548	2.9%
2016	1,744	31,716	235	2,410	28	1,979	34,126	11.6%
2017	626	10,397	1,015	6,896	24	1,641	17,293	5.9%
2018	1,568	18,693	1,997	10,433	36	3,565	29,126	10.0%
2019	3,493	26,483	2,874	11,987	27	6,367	38,470	13.2%
2020	1,860	18,439	23	236	14	1,883	18,675	6.4%
2021	4,358	38,028	2,167	9,440	20	6,525	47,468	16.3%
2022	693	8,733	1,360	6,867	7	2,053	15,600	5.3%
2023	2,830	27,946	1,188	5,802	16	4,018	33,748	11.6%
Thereafter	3,083	39,340	992	5,276	21	4,075	44,616	15.3%
Total	21,741	$227,066	12,642	$64,926	254	34,383	$291,992	100.0%
Weighted Average Remaining Term (Years) (2):
Triple Net Single-Tenant Properties(3)		7.27		6.82			7.17
Multi-Tenant Properties		7.30		5.00			6.71
Other Single-Tenant Properties		5.11		5.75			5.17
Total Weighted Average Remaining Term (Years)(2)		7.08		6.37			6.92
__________

(1)	Expiring Net Rentable Square Feet for Unconsolidated Properties is at 100%. Expiring Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership.

(2)	Weighted Average Remaining Term is the average remaining term weighted by Expiring Base Rent.

(3)	Triple Net Single-Tenant Properties include certain properties that have minimal secondary tenant(s).

Property Portfolio Size
Our portfolio size at the end of each quarter since commencement of our initial public offering (October 24, 2006) through March 31, 2014 is as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Cumulative Property Portfolio as of:	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
12/31/2006	9	878	$86,644	—	—	$—	9	878	$86,644
3/31/2007	9	878	86,644	—	—	—	9	878	86,644
6/30/2007	10	928	110,491	—	—	—	10	928	110,491
9/30/2007	42	5,439	348,456	—	—	—	42	5,439	348,456
12/31/2007	44	5,576	353,594	—	—	—	44	5,576	353,594
3/31/2008	47	6,257	426,856	—	—	—	47	6,257	426,856
6/30/2008	47	6,257	426,856	1	605	35,636	48	6,862	462,492
9/30/2008	49	6,483	486,777	6	3,307	193,773	55	9,790	680,550
12/31/2008	52	6,771	582,682	8	5,649	273,205	60	12,420	855,887
3/31/2009	52	6,771	582,717	8	5,649	273,130	60	12,420	855,847
6/30/2009	53	7,106	598,103	11	5,976	305,308	64	13,082	903,411
9/30/2009	57	7,805	719,822	11	5,976	305,202	68	13,781	1,025,024
12/31/2009	60	8,630	791,314	13	6,904	356,158	73	15,534	1,147,472
3/31/2010	58	8,407	748,835	18	7,392	418,818	76	15,799	1,167,653
6/30/2010	62	9,086	916,210	22	8,633	471,615	84	17,719	1,387,825
9/30/2010	63	9,295	983,810	22	8,633	471,615	85	17,928	1,455,425
12/31/2010	73	12,800	1,308,560	30	9,901	629,268	103	22,701	1,937,828
3/31/2011	73	12,800	1,308,560	43	11,950	903,508	116	24,750	2,212,068
6/30/2011	75	14,614	1,657,966	43	12,356	917,566	118	26,970	2,575,532
9/30/2011	74	13,906	1,689,048	43	12,355	918,771	117	26,261	2,607,819
12/31/2011	77	14,434	1,747,299	45	13,851	997,506	122	28,285	2,744,805
3/31/2012	78	15,784	1,824,403	46	13,997	1,007,753	124	29,781	2,832,156
6/30/2012	78	15,784	1,842,359	46	13,997	1,007,753	124	29,781	2,850,112
9/30/2012	78	16,831	1,920,218	46	13,997	1,008,246	124	30,828	2,928,464
12/31/2012	82	18,995	2,070,272	47	15,067	1,071,267	129	34,062	3,141,539
3/31/2013	99	22,314	2,572,995	30	11,748	713,722	129	34,062	3,286,717
6/30/2013	99	22,405	2,573,034	30	11,748	713,722	129	34,153	3,286,756
9/30/2013	101	22,791	2,630,692	30	11,748	713,722	131	34,539	3,344,414
12/31/2013	99	22,460	2,595,194	30	12,807	740,525	129	35,267	3,335,719
3/31/2014	100	23,083	2,625,394	29	12,702	728,205	129	35,785	3,353,599
__________

(1)
Net Rentable Square Feet for unconsolidated properties is at 100%. Approximate Total Acquisition Cost is at our pro rata share of effective ownership and does not include our investment in CB Richard Ellis Strategic Partners Asia II-A, L.P. ("CBRE Strategic Partners Asia").

Results of Operations
As of March 31, 2014, we owned and operated 100 consolidated office, industrial and retail properties and 29 unconsolidated office and industrial properties. As of March 31, 2013, we owned and operated 99 consolidated office, industrial and retail properties and 30 unconsolidated office and industrial properties. Our consolidated occupancy rate as of March 31, 2014 and 2013 was 94.2% and 95.9%, respectively. Our unconsolidated occupancy rate as of March 31, 2014 and 2013 was 99.5% and 99.0%, respectively.
The properties acquired or consolidated during 2013 and 2014 are presented in the table below:

Property	Market		Date of Acquisition	Property Type	Purchase Price ('000s)	Net Rentable Square Feet

2014 Acquisitions
445 Airtech Parkway	Indianapolis	IN	1/2/2014	Industrial	$30,200	622,440

2013 Acquisitions
Carpenter Corporate Center I and II	Dallas	TX	7/31/2013	Office	$49,509	226,822
1200 Woods Chapel Road	Spartanburg	SC	8/8/2013	Industrial	10,750	156,800
Total 2013 Wholly-Owned Property Acquisitions					$60,259	383,622

2013 Properties Consolidated
Duke Portfolio(1)	Various		3/1/2013	Office/Industrial	$98,100	3,318,402
__________

(1)	We acquired Duke's 20% interest in 17 properties that were held by the Duke JV.
Net Operating Income
Management internally evaluates the operating performance and financial results of our property portfolio based on Net Operating Income. We define "Net Operating Income" as: rental income, tenant reimbursements and other property income less property and related expenses (operating and maintenance and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and corporate general and administrative expenses. Property operating expenses include insurance, property management, repairs and maintenance, security, janitorial, landscaping and other administrative expenses incurred to operate our properties. Corporate general and administrative expenses represent costs unrelated to property operations or transaction costs. These expenses primarily include corporate office expenses, employee compensation and benefits as well as costs of being a public company including certain audit fees, regulatory fees, legal costs and other professional fees.
Net Operating Income is considered by management to be an important and appropriate supplemental performance measure to net income (loss) because we believe it helps both investors and management to understand the core operations of our properties excluding corporate and financing-related costs and non-cash depreciation and amortization. Net Operating Income is an unlevered operating performance metric of our properties and allows for a useful comparison of the operating performance of individual assets or groups of assets. This measure thereby provides an operating perspective not immediately apparent from U.S. Generally Accepted Accounting Principles ("GAAP") income (loss) from operations or net income (loss). In addition, Net Operating Income is considered by many in the real estate industry to be a useful starting point for determining the value of a real estate asset or group of assets. Other real estate companies may use different methodologies for calculating Net Operating Income, and accordingly, our presentation of Net Operating Income may not be comparable to other real estate companies. Because of the exclusion of the items shown in the reconciliation below, Net Operating Income should only be used as a supplemental measure of our financial performance and not as an alternative to GAAP income (loss) from operations or net income (loss).

Comparison of Three Months Ended March 31, 2014 to Three Months Ended March 31, 2013
The following table summarizes the historical results of operations of our portfolio for the three months ended March 31, 2014 and the three months ended March 31, 2013 (in thousands):

	For the Three Months Ended March 31,
	2014	2013	$ Change	% Change

Net Operating Income, as defined	$48,811	$39,841	$8,970	22.5%
Expense:
General and Administrative	6,864	4,960	1,904	38.4%
Investment Management Fee	—	500	(500)	(100.0)%
Acquisition-Related	290	1,841	(1,551)	(84.2)%
Depreciation and Amortization	27,238	21,796	5,442	25.0%
Transition and Listing	—	35	(35)	(100.0)%
Total Other Expenses	34,392	29,132	5,260	18.1%
Other Expenses and Income:
Interest and Other Income	167	207	(40)	(19.3)%
Interest Expense	(14,061)	(9,187)	(4,874)	53.1%
Interest Expense and Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	26	(1,260)	1,286	(102.1)%
Gain on Conversion of Equity Investment to Controlling Interest	—	77,235	(77,235)	(100.0)%
Total Other (Expenses) Income	(13,868)	66,995	(80,863)	(120.7)%
Loss from Continuing Operations Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	551	77,704	(77,153)	(99.3)%
Provision for Income Taxes	(58)	(69)	11	(15.9)%
Equity in Income of Unconsolidated Entities	2,826	4,364	(1,538)	(35.2)%
Net Income from Continuing Operations	3,319	81,999	(78,680)	(96.0)%
Income from Discontinued Operations	—	91	(91)	(100.0)%
Total Income from Discontinued Operations	—	91	(91)	(100.0)%
Net Income	$3,319	$82,090	$(78,771)	(96.0)%

The following tables summarize the Net Operating Income, as defined, for our total portfolio, excluding our unconsolidated properties, for the three months ended March 31, 2014 and 2013 (in thousands):

	2014
	Same Office Properties(1)	Acquisition Office(2)	Same Industrial Properties(1)	Acquisition Industrial(3)	Retail	Total
Rental Revenue	$25,946	$10,754	$12,372	$1,773	$1,031	$51,876
Tenant Reimbursement	7,068	4,408	3,352	369	23	15,220
Other Property Income	—	1,069	—	—	—	1,069
Total Revenues	33,014	16,231	15,724	2,142	1,054	68,165
Property Operating	4,841	3,161	1,326	165	60	9,553
Real Estate Taxes	4,267	2,405	2,926	203	—	9,801
Total Expenses	9,108	5,566	4,252	368	60	19,354
Net Operating Income	$23,906	$10,665	$11,472	$1,774	$994	$48,811

	2013
	Same Office Properties(1)	Acquisition Office(2)	Same Industrial Properties(1)	Acquisition Industrial(3)	Retail	Total
Rental Revenue	$25,945	$3,422	$12,839	$367	$978	$43,551
Tenant Reimbursement	5,461	1,154	3,156	76	33	9,880
Other Property Income	—	—	—	—	—	—
Total Revenues	31,406	4,576	15,995	443	1,011	53,431
Property Operating	4,396	764	947	11	38	6,156
Real Estate Taxes	4,080	735	2,550	69	—	7,434
Total Expenses	8,476	1,499	3,497	80	38	13,590
Net Operating Income	$22,930	$3,077	$12,498	$363	$973	$39,841
__________

(1)	Properties owned as of January 1, 2013 and still owned as of March 31, 2014.

(2)	Includes results, from the dates of acquisition through the periods presented, for the office properties acquired or consolidated during 2013.

(3)	Includes results, from the dates of acquisition through the periods presented, for the industrial properties acquired or consolidated during 2013 and 2014.

	Three Months Ended March 31, 2014 as compared to the Three Months Ended March 31, 2013
	Same Office Properties		Acquisition Office		Same Industrial Properties		Acquisition Industrial		Retail		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
Rental Revenue	$1	—%	$7,332	214.3%	$(467)	(3.6)%	$1,406	383.1%	$53	5.4%	$8,325	19.1%
Tenant Reimbursement	1,607	29.4	3,254	282.0	196	6.2	293	385.5	(10)	(30.3)	5,340	54.0
Other Property Income	—	—	1,069	100.0	—	—	—	—	—	—	1,069	100.0
Total Revenues	1,608	5.1	11,655	254.7	(271)	(1.7)	1,699	383.5	43	4.3	14,734	27.6
Property Operating	445	10.1	2,397	313.7	379	40.0	154	1,400.0	22	57.9	3,397	55.2
Real Estate Taxes	187	4.6	1,670	227.2	376	14.7	134	194.2	—	—	2,367	31.8
Total Expenses	632	7.5	4,067	271.3	755	21.6	288	360.0	22	57.9	5,764	42.4
Net Operating Income	$976	4.3%	$7,588	246.6%	$(1,026)	(8.2)%	$1,411	388.7%	$21	2.2%	$8,970	22.5%
Net Operating Income
Net Operating Income increased $9.0 million, or 22.5%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 as a result of:

•	An increase in revenues of $14.7 million which is primarily due to:

◦	$12.3 million from our Acquisition Office and Acquisition Industrial Properties (collectively the "Acquisition Properties");

◦	$1.4 million from our Same Office Properties, Same Industrial Properties and Retail Properties (collectively the "Same Properties") which is primarily a result of:

▪	an increase of $1.6 million due to an increase in tenant reimbursements from our Same Office Properties;

▪	partially offset by a decrease of $0.3 million due to lower weighted average occupancy at our Same Industrial Properties; and

◦	$1.1 million from our Same Office Properties for other property income due to termination fees.

•	The increase in revenues are offset by an increase of $5.8 million in property operating expenses and real estate taxes due to:

◦	$4.4 million from our Acquisition Properties; and

◦	$1.4 million from our Same Properties which is comprised of:

▪	an increase of $0.6 million due to an increase in property operating expenses in our Same Office Properties; and

▪	an increase of $0.8 million due to an increase in property operating expenses and real estate taxes in our Same Industrial Properties.
Other Expenses and Income
General and Administrative and Investment Management Fee
General and administrative expense increased $1.9 million, or 38.4%, to $6.9 million for the three months ended March 31, 2014 compared to $5.0 million for the three months ended March 31, 2013. The increase was primarily related to payroll and administrative costs associated with the growth of the Company.
Our increase in general and administrative expenses is offset by a reduction of $0.5 million in investment management fees due to the termination of the Transitional Services Agreement.
Acquisition-Related
Acquisition-related expenses decreased $1.6 million, or 84.2%, to $0.3 million for the three months ended March 31, 2014 compared to $1.8 million for the three months ended March 31, 2013. The decrease was due to fewer properties acquired during the three months ended March 31, 2014 compared to the amount acquired during the same period in 2013.
Depreciation and Amortization
Depreciation and amortization expense increased $5.4 million, or 25.0%, to $27.2 million for the three months ended March 31, 2014 as compared to $21.8 million for the three months ended March 31, 2013. The increase was primarily due to the properties acquired or consolidated during 2014 and 2013.
Interest Expense
Interest expense increased $4.9 million, or 53.1%, to $14.1 million for the three months ended March 31, 2014 compared to $9.2 million for the three months ended March 31, 2013 primarily as a result of an increase in the weighted average debt outstanding balance.
Interest Expense and Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments
During the three months ended March 31, 2013, our derivative instruments incurred a loss of $0.9 million on interest rate swaps for the TD and Wells Fargo term loans. In addition, we made net payments on interest rate swaps of $0.3 million.
Gain on Conversion of Equity Interest to Controlling Interest
During the three months ended March 31, 2013, gain on conversion of equity investment to controlling interest was $77.2 million attributable to the acquisition of Duke Realty's 20% interest in 17 properties held by the Duke JV. There was no gain on conversion of equity investment to controlling interest during the three months ended March 31, 2014.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities decreased $1.5 million, or 35.2%, to $2.8 million for the three months ended March 31, 2014 compared to $4.4 million for the three months ended March 31, 2013. The decrease was primarily due to the March 1, 2013 consolidation of 17 properties previously held by the Duke JV.
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
While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which would affect our financial condition and results of operations. For example, we may be required to comply with new laws or regulations that cause us to incur unanticipated capital expenditures for our properties, thereby increasing our liquidity needs. Even if there are no material changes to our anticipated liquidity requirements, our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or needed. As of March 31, 2014, we had $44.6 million in cash as well as $680.0 million available under our unsecured revolving credit facility. Of the $44.6 million in cash, approximately $3.3 million is held in a financial institution in the United Kingdom.
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
The following table summarizes the balance and terms of our unsecured term loan facilities as of March 31, 2014 and December 31, 2013:

	Unswapped Interest Rate	Effective Interest Rate(1)	Maturity Date	March 31,	December 31,
Term Loan Facility				2014	2013

WF Term Loan #2(2)	LIBOR + 1.50%	2.49%	3/7/2018	$200,000	$200,000
WF Term Loan #3(2)	LIBOR + 1.50%	3.12%	1/15/2019	200,000	200,000
TD Term Loan(3)	LIBOR + 1.75%	3.28%	3/6/2020	50,000	50,000
Capital One Term Loan(2)	LIBOR + 1.75%	4.32%	1/31/2021	120,000	120,000
Total Unsecured Term Loan Facilities				$570,000	$570,000
__________

(1)	Represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the effect of the interest rate swaps, excluding debt issuance costs.

(2)	As of March 31, 2014 and December 31, 2013, the applicable LIBOR rate was 0.1545% and 0.165%, respectively, for these loans.

(3)	As of March 31, 2014 and December 31, 2013, the applicable LIBOR rate was 0.1545% and 0.16875%, respectively, for this loan.

Unsecured Revolving Credit Facility
We intend to borrow under our unsecured revolving credit facility from time to time for general corporate purposes, to fund potential acquisitions and to potentially repay long-term debt. The following table summarizes the balance and terms of our unsecured revolving credit facility as of March 31, 2014 and December 31, 2013, respectively (in thousands):

	March 31,	December 31,
	2014	2013
Outstanding Borrowings	$170,044	$170,044
Remaining Borrowing Capacity	679,956	679,956
Total Borrowing Capacity	$850,000	$850,000
Interest Rate(1)	1.46%	1.47%
Facility Fee(2)	30 bps	30 bps
Maturity Date(3)	January 15, 2018	January 15, 2018
_________

(1)	Calculated based on one-month LIBOR plus 1.30% as of March 31, 2014 and December 31, 2013, respectively.

(2)	The facility fee is based on the unsecured revolving credit facility's total borrowing capacity.

(3)	We may exercise an option to extend the maturity date by one year.
Secured Debt Financing
From time to time, we partially fund property acquisitions with secured mortgage financing. The following table details our Encumbered and Unencumbered Properties as of March 31, 2014 (Approximate Acquisition Cost and Debt Balance in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance
Encumbered Properties	43	$1,275,155	$641,428	14	$366,155	$186,600	57	$1,641,310	$828,028
Unencumbered Properties	57	1,350,239	—	15	362,050	—	72	1,712,289	—
Total Properties	100	$2,625,394	$641,428	29	$728,205	$186,600	129	$3,353,599	$828,028
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
Debt Covenants and Restrictions
As of March 31, 2014, we were in compliance with all financial debt covenants. See Note 6 "Debt" in the notes to our consolidated financial statements for additional information.

At-The-Market Offering
On November 6, 2013, we and CSP OP entered into four separate Equity Distribution Agreements with certain sales agents, pursuant to which we may sell, from time to time, our common shares having an aggregate offering price of up to $250.0 million. Sales of our common shares may be made in ordinary brokers' transactions on the NYSE, in negotiated transactions or transactions that are deemed to be ATM offerings, including sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. We may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under our unsecured revolving credit facility, to make acquisitions of properties or portfolios of properties, or for general corporate purposes. As of March 31, 2014, there have been no sales of common shares under the ATM program.
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

Debt Composition
Our consolidated and pro rata share of unconsolidated debt is comprised of the following as of March 31, 2014 (amounts in thousands):

	Consolidated Debt(1)			Unconsolidated Debt(2)			Consolidated & Unconsolidated Debt(1)(2)
	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total
Amount
Fixed Interest Rate Debt	$85,345	$1,126,083	$1,211,428	$10,307	$176,293	$186,600	$95,652	$1,302,376	$1,398,028
Floating Interest Rate Debt	—	170,044	170,044	—	—	—	—	170,044	170,044
Total	$85,345	$1,296,127	$1,381,472	$10,307	$176,293	$186,600	$95,652	$1,472,420	$1,568,072
Weighted Average Remaining Term (years):
Fixed Interest Rate Debt			4.82			5.80			4.95
Floating Interest Rate Debt			3.79			N/A			3.79
Total			4.81			5.80			4.93
Weighted Average Interest Rate:
Fixed Interest Rate Debt			4.24%			3.48%			4.14%
Floating Interest Rate Debt			1.46%			N/A			1.46%
Total			3.90%			3.48%			3.85%
__________

(1)
Consolidated debt amount includes a $170.0 million outstanding balance on our unsecured revolving credit facility as of March 31, 2014. The unsecured revolving credit facility may be extended for an additional year from January 2018 to January 2019. The annual facility fee of 0.30% is not reflected in the interest rate amounts included this table.

(2)	Unconsolidated debt amounts are at our pro rata share of effective ownership.
Contractual Obligations and Commitments
The following table provides information with respect to our contractual obligations as of March 31, 2014 (in thousands):

Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Principal Payments - Secured Notes Payable	$58,759	$273,705	$123,149	$185,816	$641,429
Principal Payments - Unsecured Term Loan Facilities	—	—	400,000	170,000	570,000
Principal Payments - Unsecured Revolving Credit Facility	—	—	170,044	—	170,044
Principal Payments - Unconsolidated Debt at Pro Rata Share(1)	1,164	2,513	72,018	110,904	186,599
Interest Payments - Fixed-Rate Debt(2)	50,387	81,265	55,428	23,360	210,440
Interest Payments - Variable-Rate Debt(3)	2,494	4,989	1,982	—	9,465
Interest Payments - Unconsolidated Debt at Pro Rata Share(1)	6,471	12,758	10,036	9,823	39,088
Ground Lease Payments	273	546	558	4,705	6,082
Total	$119,548	$375,776	$833,215	$504,608	$1,833,147
__________

(1)	Unconsolidated debt excludes amounts due to our investment in CBRE Strategic Partners Asia.

(2)
Amounts include the expected net payments due under our interest rate swap agreements where in each case we have swapped our variable interest rate payments due under the debt agreements for fixed rates of interest payments.

(3)
As of March 31, 2014, our variable rate debt consisted of amounts outstanding under our unsecured revolving credit facility. The variable interest rate payments are based on LIBOR plus a spread of 1.30%. As of March 31, 2014, LIBOR was 0.155%.

Debt Maturities
The following table details our consolidated and unconsolidated debt maturities as of March 31, 2014 (in thousands):

	Consolidated Debt(1)			Unconsolidated Debt(2)			Consolidated & Unconsolidated Debt(1)(2)
	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total
Remaining 2014	$11,979	34,791	$46,770	$868	$—	$868	$12,847	$34,791	$47,638
2015	16,028	132,448	148,476	1,210	—	1,210	17,238	132,448	149,686
2016	12,838	121,341	134,179	1,272	—	1,272	14,110	121,341	135,451
2017	12,028	34,327	46,355	1,338	69,237	70,575	13,366	103,564	116,930
2018	10,127	431,986	442,113	1,408	—	1,408	11,535	431,986	443,521
2019	7,447	300,786	308,233	1,481	—	1,481	8,928	300,786	309,714
2020	5,962	50,000	55,962	1,558	53,836	55,394	7,520	103,836	111,356
2021	3,742	190,448	194,190	1,172	53,220	54,392	4,914	243,668	248,582
2022	1,870	—	1,870	—	—	—	1,870	—	1,870
2023	1,987	—	1,987	—	—	—	1,987	—	1,987
Thereafter	1,337	—	1,337	—	—	—	1,337	—	1,337
Total	$85,345	$1,296,127	$1,381,472	$10,307	$176,293	$186,600	$95,652	$1,472,420	$1,568,072
__________

(1)
Consolidated debt amount includes a $170.0 million outstanding balance on the unsecured revolving credit facility as of March 31, 2014. The unsecured revolving credit facility expires January 15, 2018. We may exercise an option to extend the maturity date by one year.

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

The following table presents total distributions declared and paid and distributions per share as well as the source of payment of such distributions, for the first quarter ended March 31, 2014 (in thousands, except per share amounts):

2014 Quarter	First
Total distributions declared and paid	$29,820
Distributions per share	$0.126
Amount of distributions per share funded by cash flows provided by operating entities	$0.126
On April 29, 2014, our Board of Trustees approved a monthly distribution of $0.042 per common share for each of the months of July, August and September of 2014. The July dividend will be paid on August 7, 2014 to all shareholders of record on July 31, 2014, the August dividend will be paid on September 8, 2014 to all shareholders of record on August 29, 2014, and the September dividend will be paid on October 7, 2014 to all shareholders of record on September 30, 2014.
Historical Cash Flows
Our net cash provided by operating activities increased by $1.2 million to $31.7 million for the three months ended March 31, 2014, compared to $30.6 million for the three months ended March 31, 2013. The increase was due to Net Operating Income generated by the properties acquired or consolidated since January 1, 2013.
Net cash used in investing activities decreased by $57.0 million to $16.0 million for the three months ended March 31, 2014, compared to $73.1 million for the three months ended March 31, 2013. The decrease was primarily attributable to less cash paid for acquisitions during the current period as compared to the prior year period offset by distributions from the sale of the office property through the Duke JV.
Net cash used by financing activities increased by $56.2 million to $54.1 million for the three months ended March 31, 2014, compared to net cash provided by financing activities of $2.1 million for the three months ended March 31, 2013. During the three months ended March 31, 2014 we repaid a $20.0 million secured note payable and had a $9.2 million increase in distribution payments over the prior year period. In addition, we borrowed $55.0 million on our unsecured revolving credit facility during the three months ended March 31, 2013 to redeem common shares and partially fund acquisitions completed in the prior year period.
Off-Balance Sheet Arrangements
As of March 31, 2014, we had four Investments in Unconsolidated Entities: (i) a 5.07% ownership interest in CBRE Strategic Partners Asia; (ii) an 80% ownership interest in the Duke JV; (iii) an 80% ownership interest in the UK JV; and (iv) an 80% ownership interest in the European JV. Our investments are discussed in Note 4, to the accompanying condensed consolidated financial statements "Investments in Unconsolidated Entities."
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
Non-GAAP Supplemental Financial Measures: FFO, Core FFO and AFFO
Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors consider presentations of operating results for REITs that use historical cost accounting to be insufficient. Consequently, the National Association of Real Estate Investment Trusts ("NAREIT") created Funds from Operations ("FFO") as a supplemental measure of REIT operating performance.
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
Management believes that NAREIT's definition of FFO reflects the fact that real estate, as an asset class, generally appreciates over time, and that depreciation charges required by GAAP do not always reflect the underlying economic conditions. Likewise, the exclusion from NAREIT's definition of FFO of impairment charges and gains and losses from the sales of previously depreciated operating real estate assets allows investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT's activity and assists in comparing those operating results between periods. Thus, FFO provides a performance measure that, when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates and operating costs. Management also believes that FFO provides useful information to the investment community about our financial performance when compared to other REITs, since FFO is generally recognized as the industry standard for reporting the operations of REITs.
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
The following table presents our FFO, Core FFO and AFFO for the three months ended March 31, 2014 and 2013 (in thousands, except share data):

	Three Months Ended
	March 31,
	2014	2013
Reconciliation of Net Income to FFO, Core FFO and AFFO
Net Income	$3,319	$82,090
Real Estate Depreciation and Amortization	27,132	22,004
Pro Rata Share of Real Estate Depreciation and Amortization from Unconsolidated Entities	8,770	10,150
Gain on Conversion of Equity Interest to Controlling Interest	—	(77,235)
Pro Rata Share of Realized Loss on Investment in CBRE Strategic Partners Asia	—	2,245
Funds from Operations	$39,221	$39,254
Acquisition-Related Expenses	290	1,841
Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	(26)	917
Transition and Listing Expenses	—	35
Pro Rata Share of Unrealized Loss (Gain) on Investment in CBRE Strategic Partners Asia	69	(2,533)
Core Funds from Operations	$39,554	$39,514
Amortization of Non-Cash Interest Expense	(104)	69
Pro Rata Share of Amortization of Non-Cash Interest Expense from Unconsolidated Entities	118	190
Amortization of Above and Below Market Leases	1,482	1,373
Pro Rata Share of Amortization of Above/Below Market Leases from Unconsolidated Entities	(54)	87
Amortization of Deferred Revenue Related to Tenant Improvements	(276)	—
Share-Based Compensation	1,012	440
Straight-line Rent Adjustments, Net	(1,291)	(1,910)
Pro Rata Share of Straight-Line Rent Adjustments, Net from Unconsolidated Entities	506	(1,582)
Recurring Capital Expenditures	(1,852)	(623)
Pro Rata Share of Recurring Capital Expenditures from Unconsolidated Entities	(121)	(838)
Adjusted Funds from Operations	$38,974	$36,720
Amounts per share (Basic and Diluted):
Net Income	$0.01	$0.33
Funds from Operations	$0.17	$0.16
Core Funds from Operations	$0.17	$0.16
Adjusted Funds from Operations	$0.16	$0.15

Subsequent Events
On April 29, 2014, our Board of Trustees approved a monthly distribution of $0.042 per common share for each of the months of July, August and September of 2014. The July dividend will be paid on August 7, 2014 to all shareholders of record on July 31, 2014, the August dividend will be paid on September 8, 2014 to all shareholders of record on August 29, 2014, and the September dividend will be paid on October 7, 2014 to all shareholders of record on September 30, 2014.
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
To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on its outstanding hedging instruments. We applied various basis point spreads to the underlying interest rate curves of the derivative portfolio in order to determine the instruments’ change in fair value. The following tables summarize the results of the analysis performed for the three months ended March 31, 2014 and 2013, respectively (amounts in thousands):

			Effects of Change in Interest Rates as of
Type of Instrument	Notional Amount	Maturity Date	March 31, 2014
			-100 Basis Points	-50 Basis Points	+50 Basis Points	+100 Basis Points

Qualifying Interest Rate Swap on Maskew Retail Park Debt(1)	$23,288	8/10/2014	(38)	(36)	35	71
Qualifying Interest Rate Swap on Point West I Debt	$10,960	12/6/2016	(178)	(116)	137	275
Qualifying Interest Rate Swap on WF Term Loan #2	$200,000	3/7/2018	(7,468)	(3,831)	3,613	7,203
Qualifying Interest Rate Swap on Atrium I	$22,282	5/31/2018	(794)	(409)	402	802
Qualifying Interest Rate Swap on WF Term Loan #3	$200,000	1/15/2019	(9,273)	(4,719)	4,335	8,666
Qualifying Interest Rate Swap on Easton III debt	$6,420	1/31/2019	(273)	(140)	135	269
Qualifying Interest Rate Swap on TD Term Loan	$50,000	3/6/2020	(2,834)	(1,382)	1,318	2,609
Qualifying Interest Rate Swap on Capital One Term Loan	$120,000	1/31/2021	(7,745)	(3,912)	3,617	7,192
__________

(1)	Based on three-month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.

			Effects of Change in Interest Rates as of
Type of Instrument	Notional Amount	Maturity Date	March 31, 2013
			-100 Basis Points	-50 Basis Points	+50 Basis Points	+100 Basis Points

Non-qualifying Interest Rate Swap on Albion Mills Debt(1)	$8,688	10/10/2013	(22)	(22)	22	43
Qualifying Interest Rate Swap on Maskew Retail Park Debt(1)	$21,248	8/10/2014	(141)	(138)	138	275
Qualifying Interest Rate Swap on Point West I Debt	$11,258	12/6/2016	(244)	(184)	191	380
Qualifying Interest Rate Swap on Wells Fargo Term Loan	$200,000	3/7/2018	(8,760)	(4,751)	4,595	9,093
Qualifying Interest Rate Swap on Atrium I Debt	$23,140	5/31/2018	(960)	(515)	511	1,018
Qualifying Interest Rate Swap on Easton III Debt	$6,590	1/31/2019	(330)	(170)	167	333
Qualifying Interest Rate Swap on TD Term Loan	$50,000	3/6/2020	(3,296)	(1,668)	1,520	3,029
__________

(1)	Based on three-month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.
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
A 100 basis point increase or decrease in interest rates would increase or decrease the fair market value of our notes payable by $20.4 million at March 31, 2014. In addition, a 100 basis point increase or decrease in interest rates would either increase or decrease annual variable interest expense by approximately $0.2 million on the Maskew Retail Park property.
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
Changes in Internal Controls Over Financial Reporting
No changes in internal control over financial reporting occurred during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
We are not party to any material legal proceedings as of March 31, 2014.
ITEM 1A.    RISK FACTORS
There have been no material changes to the "Risk Factors" set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Securities and Repurchases of Securities
During the three months ended March 31, 2014, we did not sell any equity securities that are not registered under the Securities Act of 1933, as amended.
The following table provides information with respect to our tax tendering activity for the three months ended March 31, 2014:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May-Yet Be Purchased Under the Plans or Programs

January 1, 2014 to January 31, 2014	—	$—	N/A	N/A
February 1, 2014 to February 28, 2014	—	—	N/A	N/A
March 1, 2014 to March 31, 2014(1)	31,959	7.74	N/A	N/A
Total	31,959	$7.74	N/A	N/A
__________

(1)	In March 2014, these shares were tendered by certain of our employees to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.
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

101
The following materials from Chambers Street Properties' Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to the Condensed Consolidated Financial Statements, filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chambers Street Properties

Date: May 6, 2014	/S/ JACK A. CUNEO
Jack A. Cuneo
President and Chief Executive Officer

Date: May 6, 2014	/S/ MARTIN A. REID
Martin A. Reid
Chief Financial Officer