Form 10-Q
period 2014-06-30
CHAMBERS STREET PROPERTIES
filed 2014-08-07
CIK 1297587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of the registrant's common shares of beneficial ownership, $0.01 par value, was 236,947,283 as of August 6, 2014.

CHAMBERS STREET PROPERTIES

PART I.
FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CHAMBERS STREET PROPERTIES
Condensed Consolidated Balance Sheets
as of June 30, 2014 and December 31, 2013
(In Thousands, Except Share Data)

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Investments in Real Estate:
Land	$646,513	$639,382
Land Available for Expansion	25,752	24,631
Buildings and Improvements	1,630,531	1,606,209
	2,302,796	2,270,222
Less: Accumulated Depreciation and Amortization	(230,804)	(195,778)
Net Investments in Real Estate	2,071,992	2,074,444
Investments in Unconsolidated Entities	486,452	514,802
Cash and Cash Equivalents	55,588	83,007
Restricted Cash	12,793	15,236
Tenant and Other Receivables, Net	12,253	10,394
Deferred Rent	38,068	35,499
Deferred Leasing Costs and Intangible Assets, Net	230,899	248,872
Deferred Financing Costs, Net	10,318	11,585
Prepaid Expenses and Other Assets	10,299	16,757
Total Assets	$2,928,662	$3,010,596
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Secured Notes Payable, Net	$652,166	$681,200
Unsecured Term Loan Facilities	570,000	570,000
Unsecured Revolving Credit Facility	170,044	170,044
Accounts Payable, Accrued Expenses and Other Liabilities	56,734	50,053
Intangible Liabilities, Net	25,994	28,070
Prepaid Rent and Security Deposits	14,392	16,648
Distributions Payable	9,953	9,931
Total Liabilities	1,499,283	1,525,946
COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS' EQUITY
Common Shares of Beneficial Interest, $0.01 par value, 990,000,000 shares authorized; 236,987,530 and 236,463,981 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	2,361	2,359
Additional Paid-in-Capital	2,068,683	2,067,008
Accumulated Deficit	(640,523)	(589,313)
Accumulated Other Comprehensive (Loss) Income	(1,142)	4,596
Total Shareholders' Equity	1,429,379	1,484,650
Total Liabilities and Shareholders' Equity	$2,928,662	$3,010,596
See accompanying notes to condensed consolidated financial statements.

CHAMBERS STREET PROPERTIES
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)
(In Thousands, Except Share and per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUES
Rental	$52,033	$50,620	$103,909	$94,171
Tenant Reimbursements	14,595	15,936	29,815	25,817
Other Property Income	—	—	1,069	—
Total Revenues	66,628	66,556	134,793	119,988
EXPENSES
Property Operating	8,392	7,846	17,945	14,002
Real Estate Taxes	10,465	11,269	20,266	18,704
General and Administrative	5,953	7,234	12,817	12,194
Investment Management Fee	—	(11)	—	489
Acquisition-Related	—	162	290	2,003
Depreciation and Amortization	27,126	26,571	54,364	48,367
Transition and Listing	—	11,199	—	11,234
Total Expenses	51,936	64,270	105,682	106,993
OTHER EXPENSES AND INCOME
Interest and Other Income	151	280	318	487
Interest Expense	(13,907)	(10,367)	(27,968)	(19,554)
Interest Expense and Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	(14)	1,679	12	419
(Loss) Gain on Conversion of Equity Interest to Controlling Interest	—	(32)	—	77,203
Total Other (Expenses) Income	(13,770)	(8,440)	(27,638)	58,555
Income (Loss) Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	922	(6,154)	1,473	71,550
Provision For Income Taxes	(381)	(151)	(439)	(220)
Equity in Income of Unconsolidated Entities	4,612	2,575	7,438	6,939
INCOME (LOSS) FROM CONTINUING OPERATIONS	5,153	(3,730)	8,472	78,269
DISCONTINUED OPERATIONS
Income from Discontinued Operations	—	90	—	181
TOTAL INCOME FROM DISCONTINUED OPERATIONS	—	90		181
NET INCOME (LOSS)	5,153	(3,640)	8,472	78,450
Net Loss (Income) Attributable to Non-Controlling Operating Partnership Units	—	4	—	(79)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$5,153	$(3,636)	$8,472	$78,371
Basic and Diluted Net Income (Loss) per Share from Continuing Operations Attributable to Common Shareholders	$0.02	$(0.02)	$0.03	$0.31
Basic and Diluted Net Income (Loss) per Share Attributable to Common Shareholders	$0.02	$(0.02)	$0.03	$0.31
Weighted Average Common Shares Outstanding-Basic and Diluted	237,000,613	248,224,851	236,793,334	248,350,481
See accompanying notes to condensed consolidated financial statements.

CHAMBERS STREET PROPERTIES
Condensed Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
NET INCOME (LOSS)	$5,153	$(3,640)	$8,472	$78,450
Foreign Currency Translation Gain (Loss)	1,330	1,665	2,153	(7,476)
Swap Fair Value Adjustments	(5,130)	5,207	(7,891)	4,219
COMPREHENSIVE INCOME	1,353	3,232	2,734	75,193
Comprehensive Income Attributable to Non-Controlling Operating Partnership Units	—	(3)	—	(76)
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,353	$3,229	$2,734	$75,117
See accompanying notes to condensed consolidated financial statements.

CHAMBERS STREET PROPERTIES
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2014 and 2013 (unaudited)
(In Thousands)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$8,472	$78,450
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Equity in Income of Unconsolidated Entities	(7,438)	(6,939)
Distributions from Unconsolidated Entities	22,609	19,689
Gain on Interest Rate Swaps	(12)	(1,466)
Gain on Conversion of Equity Investment to Controlling Interest	—	(77,202)
Depreciation and Amortization	54,364	48,774
Amortization of Non-Cash Interest Expense	(348)	(218)
Amortization of Above and Below Market Leases	2,883	3,071
Share-Based Compensation	1,924	4,556
Straight-Line Rent Adjustment	(2,545)	(4,505)
Changes in Assets and Liabilities:
Tenant and Other Receivables	(1,856)	(3,155)
Prepaid Expenses and Other Assets	1,041	(4,374)
Accounts Payable, Accrued Expenses and Other Liabilities	(6,244)	(1,322)
Net Cash Flows Provided By Operating Activities	72,850	55,359
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Real Property	(27,450)	(63,101)
Distributions from Unconsolidated Entities	19,690	—
Acquisition Deposit	(875)	—
Restricted Cash	2,443	(4,657)
Lease Commissions	(1,810)	(287)
Improvements to Variable Interest Entity	—	(3,601)
Improvements to Investments in Real Estate	(4,202)	(4,961)
Net Cash Flows Used in Investing Activities	(12,204)	(76,607)

CHAMBERS STREET PROPERTIES
Condensed Consolidated Statements of Cash Flows (continued)
For the Six Months Ended June 30, 2014 and 2013 (unaudited)
(In Thousands)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of Common Shares	—	(44,225)
Repurchase and Cancellation of Common Shares	—	(125,000)
Repurchase and Cancellation of Vested Shares	(247)	—
Payment of Distributions	(59,660)	(41,111)
Distribution to Non-Controlling Interest Operating—Partnership Units	—	(74)
Acquisition of Non-Controlling Interest—Variable Interest Entity	—	(826)
Borrowings on Unsecured Revolving Credit Facility	10,000	220,044
Principal Payments on Unsecured Revolving Credit Facility	(10,000)	(225,000)
Proceeds from Unsecured Term Loan Facilities	—	250,000
Principal Payments on Secured Notes Payable	(28,013)	(30,028)
Payment of Financing Costs	(160)	(1,905)
Net Cash Flows (Used in) Provided by Financing Activities	(88,080)	1,875
EFFECT OF FOREIGN CURRENCY TRANSLATION	15	(121)
Net Decrease in Cash and Cash Equivalents	(27,419)	(19,494)
Cash and Cash Equivalents, Beginning of the Period	83,007	107,355
Cash and Cash Equivalents, End of the Period	$55,588	$87,861
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for Interest	$28,464	$19,169
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distributions Declared and Payable	$9,953	$35,486
Accounts Payable and Accrued Expenses—Construction In Progress	$430	$1,526
JV Contribution/Distribution—Expansion	$6,351	$19
Proceeds from Dividend Reinvestment Program	$—	$33,579
Notes Payable Assumed on Acquisitions of Real Estate	$—	$216,011
Conversion of Duke JV Equity Investment to Controlling Interest	$—	$139,770
See accompanying notes to condensed consolidated financial statements.

CHAMBERS STREET PROPERTIES
Condensed Consolidated Statements of Equity
For the Six Months Ended June 30, 2014 and 2013 (unaudited)
(In Thousands, Except Share Data)

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2014	236,463,981	$2,359	$2,067,008	$(589,313)	$4,596	$1,484,650
Net Income Attributable to Common Shareholders	—	—	—	8,472	—	8,472
Other Comprehensive Loss	—	—	—	—	(5,738)	(5,738)
Share-Based Compensation	555,508	2	1,922	—	—	1,924
Repurchase and Cancellation of Vested Shares	(31,959)	—	(247)	—	—	(247)
Distributions Declared ($0.252 per share)	—	—	—	(59,682)	—	(59,682)
Balance as of June 30, 2014	236,987,530	$2,361	$2,068,683	$(640,523)	$(1,142)	$1,429,379

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2013	249,664,156	$2,494	$2,203,888	$(540,462)	$(8,587)	$1,657,333
Net Income Attributable to Common Shareholders	—	—	—	78,371	—	78,371
Other Comprehensive Loss	—	—	—	—	(3,257)	(3,257)
Net Contributions From DRIP of Common Shares, $0.01 Par Value	3,534,649	36	33,544	—	—	33,580
Share-Based Compensation	788,925	5	4,551	—	—	4,556
Redemption of Common Shares	(4,663,279)	(46)	(44,179)	—	—	(44,225)
Adjustment to Record Non-Controlling Interest at Redemption Value	—	—	2	—	—	2
Repurchase and Cancellation of Common Shares	(12,376,237)	(124)	(124,876)	—	—	(125,000)
Distributions Declared ($0.30 per share)	—	—	—	(72,758)	—	(72,758)
Balance as of June 30, 2013	236,948,214	$2,365	$2,072,930	$(534,849)	$(11,844)	$1,528,602
See accompanying notes to condensed consolidated financial statements.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)

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
We operate in an umbrella partnership REIT structure in which our operating partnership, CSP Operating Partnership, LP ("CSP OP"), indirectly owns substantially all of the properties acquired on our behalf. CSP OP was formed in Delaware on March 30, 2004, and we are the 100% owner and sole general partner. For each interest in our common shares of beneficial interest $0.01 par value (the "common shares"), that we issue, an equal interest in the limited partnership units of CSP OP is issued to us in exchange for the cash proceeds from the issuance of the interest in our common shares. As of June 30, 2014, we owned 100% of the limited partnership units of CSP OP directly or indirectly through a wholly-owned taxable REIT subsidiary.
On May 21, 2013, we listed our common shares on the New York Stock Exchange (the "NYSE") under the symbol "CSG" and concurrently commenced a modified "Dutch Auction" tender offer to purchase up to $125.0 million in value of the common shares (the "Tender Offer") from our shareholders. As a result of the Tender Offer, on June 26, 2013, we accepted for purchase 12,376,237 common shares at a purchase price of $10.10 per share, for an aggregate cost of approximately $125.0 million, excluding fees and expenses relating to the Tender Offer. As of June 30, 2014, we had 236,987,530 common shares issued and outstanding.
As of June 30, 2014, we owned, on a consolidated basis, 100 industrial (primarily warehouse/distribution), office and retail properties located in 19 U.S. states (Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Maryland, Massachusetts, Minnesota, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Texas and Virginia) and in the United Kingdom, encompassing approximately 23.1 million rentable square feet. Our consolidated properties were approximately 93.9% leased (based upon rentable square feet) as of June 30, 2014. As of June 30, 2014, 75 of our consolidated properties were net leased to single tenants, which encompassed approximately 18.7 million rentable square feet.
We had ownership interests in four unconsolidated entities that, as of June 30, 2014, owned interests in 32 properties. Excluding those properties owned through our investment in CB Richard Ellis Strategic Partners Asia II-A, L.P. ("CBRE Strategic Partners Asia"), we owned, on an unconsolidated basis, 29 industrial (primarily warehouse/distribution) and office properties located in eight U.S. states (Arizona, Florida, Illinois, Indiana, North Carolina, Ohio, Tennessee and Texas) and three countries in Europe (France, Germany and the United Kingdom), encompassing approximately 12.8 million rentable square feet. Our unconsolidated properties were approximately 99.5% leased (based upon rentable square feet) as of June 30, 2014. As of June 30, 2014, 20 of our unconsolidated properties were net leased to single tenants, which encompassed approximately 11.5 million rentable square feet.
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
For the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)

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
Certain information and footnotes required for annual financial statement presentation have been condensed or excluded pursuant to Securities and Exchange Commission (the "SEC") rules and regulations. Accordingly, our interim financial statements do not include all of the information and disclosures required under GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary in all material respects to present fairly our financial position, results of our operations and cash flows as of and for the three and six months ended June 30, 2014 have been made. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results of operations to be expected for the entire year. The condensed consolidated financial statements and notes thereto should be read in conjunction with our current Annual Report on Form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2013.
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
Revenue Recognition and Valuation of Receivables
All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $14.8 million and $14.5 million as security for such leases at June 30, 2014 and December 31, 2013.
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
Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management's determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $95,000 and $24,000 as of June 30, 2014 and December 31, 2013, respectively.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)

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
The carrying value of our United Kingdom assets and liabilities fluctuate due to changes in the exchange rate between the USD and the GBP. The exchange rate of the USD to the GBP was $1.7109 and $1.6573 at June 30, 2014 and December 31, 2013, respectively. The profit and loss weighted average exchange rate of the USD to the GBP was approximately $1.6764 and $1.5312 for the three months ended June 30, 2014 and 2013, respectively; and approximately $1.6675 and $1.5524 for the six months ended June 30, 2014 and 2013, respectively.
The carrying value of our assets and liabilities held within our joint venture in Europe (the "European JV") fluctuate due to changes in the exchange rate between the USD and the EUR. The exchange rate of the USD to the EUR was $1.3693 and $1.3753 at June 30, 2014 and December 31, 2013. The profit and loss weighted average exchange rate of the USD to the EUR was approximately $1.3757 and $1.2993 for the three months ended June 30, 2014 and 2013, respectively; and approximately $1.3718 and $1.3131 for the six months ended June 30, 2014 and 2013, respectively.
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
ASC 740-10 Income Taxes requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We did not have a liability for any unrecognized benefits as of June 30, 2014. The tax years from 2010 through 2013 remain open to examination by the taxing jurisdictions to which the Company is subject.
Included as a component of our tax provision, we have incurred income and other taxes (franchise, local and state government and international) related to our continuing operations in the amount of $381,000 and $151,000 during the three months ended June 30, 2014 and 2013, respectively; and 439,000 and 220,000 during the six months ended June 30, 2014 and 2013, respectively. The United Kingdom taxes real property operating results at a statutory rate of 20%. The United Kingdom taxable losses to date have generated a deferred tax asset of approximately $0.6 million consisting of these net operating loss carryforwards. We have provided for a full valuation allowance of $0.6 million

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)

as of June 30, 2014 on deferred tax assets because it is not likely that future operating profits in the United Kingdom would be sufficient to absorb the net operating losses.
Reclassifications
To better present our condensed consolidated balance sheets and condensed consolidated statements of operations we have chosen to combine certain line items together instead of disclosing them as separate line items.
We have reclassified amounts related to property management general and administrative expense for the three and six months ended June 30, 2013 of $0.3 million and $0.5 million, respectively, from "General and Administrative" expense to "Property Operating" expense, which represents a newly created line item.
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
In May 2014, the FASB and IASB issued their final standard on revenue from contracts with customers. The standard, issued by the FASB as ASU 2014-09, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including the guidance on real estate derecognition for most transactions. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in ASU 2014-09. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early application is not permitted. We are assessing the impact of this guidance on our consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The ASU clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. ASU No. 2014-12 will be effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015, and early adoption is permitted. ASU 2014-12 may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The modified retrospective approach would apply to share-based payment awards outstanding as of the beginning of the earliest annual period presented in the financial statements on adoption, and to all new or modified awards thereafter. The adoption of this guidance is not anticipated to have a material impact on our consolidated financial statements or notes to our consolidated financial statements.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)

3. Investment in Real Estate Activity
Wholly-Owned Property Acquisitions
During the six months ended June 30, 2014, we acquired the property listed below. The acquisition was funded with proceeds from our unsecured revolving credit facility and proceeds from the sale of certain of our properties during the fourth quarter of 2013.

Property	Market		Date of Acquisition	Purchase Price ('000s)	Net Rentable Square Feet	% Leased at 6/30/14
							Property Type
445 Airtech Parkway(1)	Indianapolis	IN	1/2/2014	$30,200	622,440	100%	Industrial
Total 2014 Wholly-Owned Property Acquisitions				$30,200	622,440
________

(1)	The purchase price includes a $2.8 million deposit paid during the fourth quarter of 2013.
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

The following table summarizes the results of operations for 445 Airtech Parkway, from January 2, 2014, the date of acquisition, through June 30, 2014 (in thousands):

Revenues	$1,105
Net Income	$267
Unaudited pro forma results, assuming the acquisition of 445 Airtech Parkway had occurred as of January 1, 2013, are presented below. Non-recurring acquisition costs totaling $0.3 million are excluded from the 2014 pro forma results and are included in the six months ended June 30, 2013 as an operating expense.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues from Continuing Operations	$66,628	$67,104	$134,793	$121,093
Net Operating Income from Continuing Operations	47,771	47,905	96,582	88,222
Net Income (Loss) Attributable to Common Shareholders	5,153	(3,444)	8,762	78,533
Basic and Diluted Net Income (Loss) per Share Attributable to Common Shareholders	$0.02	$(0.01)	$0.04	$0.32
Weighted Average Common Shares Outstanding - Basic and Diluted	237,000,613	248,224,851	236,793,334	248,350,481

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)

4. Investments in Unconsolidated Entities
As of June 30, 2014 and December 31, 2013, we owned the following number of properties through unconsolidated entities:

	Ownership %	Number of Properties
		June 30,	December 31,
		2014	2013
Duke JV	80.0%	17	18
European JV	80.0%	9	9
UK JV	80.0%	3	3
CBRE Strategic Partners Asia	5.07%	3	3
		32	33
Investments in unconsolidated entities at June 30, 2014 and December 31, 2013 consist of the following (in thousands):

	June 30,	December 31,
	2014	2013
Duke JV	$271,711	$292,548
European JV	166,995	174,272
UK JV	37,171	36,794
Afton Ridge(1)	1,040	1,512
CBRE Strategic Partners Asia	9,535	9,676
	$486,452	$514,802
__________

(1)	Amount represents cash and an escrow holdback at the joint venture. The Afton Ridge Shopping Center was sold during December 2013.

The following is a summary of the investments in unconsolidated entities for the six months ended June 30, 2014 and the year ended December 31, 2013 (in thousands):

	June 30,	December 31,
	2014	2013
Investment Balance, January 1	$514,802	$515,829
Contributions	6,351	210,745
Company's Equity in Net Income (including adjustments for basis differences)	7,438	12,111
Other Comprehensive Income of Unconsolidated Entities	160	7,293
Conversion of Duke JV Equity Investment to Controlling Interest	—	(139,558)
Distributions	(42,299)	(91,618)
Investment Balance, End of Period	$486,452	$514,802

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)

The combined balance sheets of our investments in unconsolidated entities at June 30, 2014 are as follows (in thousands):

	Duke JV	European JV	Other	Total

Assets
Investments in Real Estate	$382,693	$344,087	$244,113	$970,893
Other Assets	43,444	31,109	11,688	86,241
Total Assets	$426,137	$375,196	$255,801	$1,057,134
Liabilities and Equity
Secured Notes Payable, net	$79,051	$152,978	$—	$232,029
Other Liabilities	8,029	13,474	16,568	38,071
Total Liabilities	87,080	166,452	16,568	270,100
CSP Equity	271,711	166,995	47,746	486,452
Other Investors' Equity	67,346	41,749	191,487	300,582
Total Liabilities and Equity	$426,137	$375,196	$255,801	$1,057,134
The combined balance sheets of our investments in unconsolidated entities at December 31, 2013 are as follows (in thousands):

	Duke JV	European JV	Other	Total

Assets
Investments in Real Estate(1)	$403,818	$343,642	$243,370	$990,830
Other Assets	52,086	35,872	15,713	103,671
Total Assets	$455,904	$379,514	$259,083	$1,094,501
Liabilities and Equity
Secured Notes Payable, net	$79,761	$153,651	$—	$233,412
Other Liabilities	11,055	8,023	17,146	36,224
Total Liabilities	90,816	161,674	17,146	269,636
CSP Equity	292,549	174,272	47,981	514,802
Other Investors' Equity	72,539	43,568	193,956	310,063
Total Liabilities and Equity	$455,904	$379,514	$259,083	$1,094,501
__________

(1)
Includes REIT Basis Adjustments for costs incurred by the Company outside of the Duke JV that are directly capitalizable to its investment in real estate assets acquired, including acquisition costs paid to our former investment advisor prior to January 1, 2009.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)

The combined statements of operations for our investments in unconsolidated entities for the three months ended June 30, 2014 and June 30, 2013 are as follows (in thousands):

	Three Months Ended
	June 30, 2014				June 30, 2013
	Duke JV	European JV	Other	Total	Duke JV	European JV	Other	Total
Total Revenue	$14,693	$7,783	$1,253	$23,729	$16,552	$4,537	$21,416	$42,505
Operating Expenses	4,293	863	722	5,878	5,343	745	970	7,058
Net Operating Income	10,400	6,920	531	17,851	11,209	3,792	20,446	35,447
Depreciation and Amortization	6,683	3,087	528	10,298	7,721	1,814	908	10,443
Interest Expense	1,035	1,165	—	2,200	3,520	552	376	4,448
Net Income (Loss)	2,682	2,668	3	5,353	(32)	1,426	19,162	20,556
Company Share in Net Income (Loss)	2,146	2,134	362	4,642	(26)	1,141	1,503	2,618
Adjustments for REIT basis	(30)	—	—	(30)	(38)	—	(5)	(43)
CSP Equity in Net Income (Loss)	$2,116	$2,134	$362	$4,612	$(64)	$1,141	$1,498	$2,575
The combined statements of operations for our investments in unconsolidated entities for the six months ended June 30, 2014 and June 30, 2013 are as follows (in thousands):

	Six Months Ended
	June 30, 2014				June 30, 2013
	Duke JV	European JV	Other	Total	Duke JV	European JV	Other	Total
Total Revenue	$29,353	$15,119	$854	$45,326	$33,171	$9,627	$28,810	$71,608
Operating Expenses	9,329	1,992	1,467	12,788	10,808	1,912	3,482	16,202
Net Operating Income	20,024	13,127	(613)	32,538	22,363	7,715	25,328	55,406
Depreciation and Amortization	14,199	6,016	1,051	21,266	15,533	3,281	1,840	20,654
Interest Expense	2,075	2,298	—	4,373	7,036	1,108	752	8,896
Income from Continuing Operations	3,750	4,813	(1,664)	6,899	(206)	3,326	22,736	25,856
Income from Discontinued Operations	—	—	—	—	2,268	—	—	2,268
Net Income	3,750	4,813	(1,664)	6,899	2,062	3,326	22,736	28,124
Company Share in Net Income	3,000	3,850	649	7,499	1,650	2,661	2,140	6,451
Adjustments for REIT basis	(61)	—	—	(61)	497	—	(9)	488
CSP Equity in Net Income	$2,939	$3,850	$649	$7,438	$2,147	$2,661	$2,131	$6,939
Investments in Unconsolidated Entities Activity

On January 16, 2014, the Duke JV sold one multi-tenant office property located in Chicago, Illinois for approximately $13.1 million, of which our pro rata share was approximately $10.5 million.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)

5. Deferred Leasing Costs and Intangible Assets and Liabilities
The following table summarizes our deferred leasing costs and intangible assets, including acquired above-market leases and acquired in-place leases and intangible liabilities, including acquired below-market leases and acquired above-market ground lease obligations (in thousands):

	June 30,	December 31,
	2014	2013
Deferred Leasing Costs and Intangible Assets, Net:
Deferred Leasing Costs	$13,135	$11,243
Accumulated Amortization	(3,736)	(3,016)
Deferred Leasing Costs, Net	9,399	8,227
Above-Market Leases	79,065	77,180
Accumulated Amortization	(38,526)	(33,577)
Above-Market Leases, Net	40,539	43,603
In-Place Leases	324,702	321,776
Accumulated Amortization	(143,741)	(124,734)
In-Place Leases, Net	180,961	197,042
Total Deferred Leasing Costs and Intangible Assets, Net	$230,899	$248,872

Intangible Liabilities, Net:
Below-Market Leases	$49,786	$49,751
Accumulated Amortization	(25,098)	(23,022)
Below-Market Leases, Net	24,688	26,729
Above-Market Ground Lease Obligation	1,500	1,501
Accumulated Amortization	(194)	(160)
Above-Market Ground Lease Obligation, Net	1,306	1,341
Total Intangible Liabilities, Net	$25,994	$28,070
The following table sets forth amortization related to intangible assets and liabilities for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Deferred Leasing Costs(1)	$364	$233	$718	$462
Above-Market Leases(2)	2,433	2,903	4,948	5,237
In-Place Leases(1)	9,284	9,862	18,753	17,502
Below-Market Leases(2)	(1,032)	(1,204)	(2,065)	(2,165)
Above-Market Ground Lease Obligation(3)	(17)	(18)	(35)	(35)
__________

(1)	The amortization of deferred leasing costs and in-place leases are recorded to depreciation and amortization expense in the condensed consolidated statements of operations for the periods presented.

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

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)

The following is a schedule of future amortization of deferred leasing costs, intangible assets and liabilities as of June 30, 2014 (in thousands):

	Intangible Assets			Intangible Liabilities
	Deferred Leasing Costs	Acquired Above-Market Leases	Acquired In-Place Leases	Acquired Below-Market Leases	Above-Market Ground Lease Obligations
Remaining 2014	$739	$4,722	$18,224	$2,065	$35
2015	1,377	9,272	34,676	3,962	71
2016	1,254	5,730	27,886	3,383	71
2017	1,119	4,589	23,450	2,891	71
2018	1,075	4,087	20,545	2,572	71
Thereafter	3,835	12,139	56,180	9,815	987
	$9,399	$40,539	$180,961	$24,688	$1,306
6. Debt
Secured Debt
Secured notes payable are summarized as follows (in thousands):

Property	Stated Interest Rate	Effective Interest Rate(1)	Maturity Date	Outstanding Balance
				June 30,	December 31,
				2014	2013

Maskew Retail Park - Swapped to Fixed(2)	5.68%	5.68%	8/10/2014	$23,909	$23,161
12650 Ingenuity Drive(3)	5.62%	7.50%	10/1/2014	11,617	11,842
Bolingbrook Point III	5.26%	5.26%	1/1/2015	7,900	7,900
One Wayside Road	5.66%	5.25%	8/1/2015	13,148	13,352
One Wayside Road	5.92%	5.25%	8/1/2015	11,013	11,169
Lakeside Office Center	6.03%	6.03%	9/1/2015	8,681	8,743
Deerfield Commons I	5.23%	5.23%	12/1/2015	9,210	9,290
Celebration Office Center III(4)	4.25%	2.50%	12/1/2015	8,908	8,998
22535 Colonial Pkwy(4)	4.25%	2.50%	12/1/2015	7,971	8,051
Northpoint III(4)	4.25%	2.50%	12/1/2015	10,316	10,419
Goodyear Crossing II(4)	4.25%	2.50%	12/1/2015	19,692	19,891
3900 North Paramount Parkway(4)	4.25%	2.50%	12/1/2015	7,736	7,815
3900 South Paramount Parkway(4)	4.25%	2.50%	12/1/2015	7,736	7,815
1400 Perimeter Park Drive(4)	4.25%	2.50%	12/1/2015	2,344	2,368
Miramar I(4)	4.25%	2.50%	12/1/2015	9,191	9,283
Miramar II(4)	4.25%	2.50%	12/1/2015	12,378	12,503
70 Hudson Street	5.65%	5.15%	4/11/2016	115,109	116,100
Point West I - Swapped to Fixed	3.41%	3.41%	12/6/2016	10,879	11,041
100 Tice Blvd	5.97%	4.38%	9/15/2017	19,256	19,544
100 Tice Blvd	5.97%	4.38%	9/15/2017	19,256	19,543
4701 Gold Spike Drive(5)	4.45%	4.45%	3/1/2018	10,057	10,154

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)

Property	Stated Interest Rate	Effective Interest Rate(1)	Maturity Date	Outstanding Balance
				June 30,	December 31,
				2014	2013
1985 International Way(5)	4.45%	4.45%	3/1/2018	6,988	7,055
3770 Deerpark Boulevard(5)	4.45%	4.45%	3/1/2018	7,224	7,294
Tolleson Commerce Park II(5)	4.45%	4.45%	3/1/2018	4,344	4,386
20000 S. Diamond Lake Road(5)	4.45%	4.45%	3/1/2018	6,327	6,388
Atrium I - Swapped to Fixed	3.78%	3.78%	5/31/2018	22,048	22,516
McAuley Place	3.98%	3.50%	9/1/2018	13,049	13,230
Easton III - Swapped to Fixed	3.95%	3.95%	1/31/2019	6,373	6,466
90 Hudson Street	5.66%	5.26%	5/1/2019	104,126	104,928
Fairforest Bldg. 6	5.42%	6.50%	6/1/2019	1,921	2,086
North Rhett I	5.65%	6.50%	8/1/2019	2,185	2,405
Kings Mountain II	5.47%	6.50%	1/1/2020	3,759	4,043
North Rhett II	5.20%	6.50%	10/1/2020	1,528	1,628
Mount Holly Bldg.	5.20%	6.50%	10/1/2020	1,528	1,628
Orangeburg Park Bldg.	5.20%	6.50%	10/1/2020	1,554	1,656
Kings Mountain I	5.27%	6.50%	10/1/2020	1,324	1,411
Ten Parkway North	4.75%	4.75%	1/1/2021	11,625	11,777
Union Cross Bldg. II	5.53%	6.50%	6/1/2021	6,118	6,471
Union Cross Bldg. I	5.50%	6.50%	7/1/2021	2,009	2,124
Norman Pointe I	5.24%	3.50%	10/1/2021	20,347	20,512
Norman Pointe II	5.24%	3.50%	10/1/2021	22,401	22,583
The Landings I	5.24%	3.50%	10/1/2021	15,313	15,437
The Landings II	5.24%	3.50%	10/1/2021	13,506	13,616
Fairforest Bldg. 5	6.33%	6.50%	2/1/2024	7,982	8,277
North Rhett IV	5.80%	6.50%	2/1/2025	8,142	8,414
Avion Midrise III & IV(6)	5.52%	7.00%	4/1/2014	—	19,979
Total Secured Notes Payable				638,028	665,292
Plus Premium				15,204	17,294
Less Discount				(1,066)	(1,386)
Total Secured Notes Payable, Net				$652,166	$681,200
__________

(1)	Represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the amortization of any discounts/premiums, excluding debt issuance costs.

(2)	The loan is subject to certain financial covenants (interest coverage and loan to value). The loan was paid off in full on July 23, 2014 prior to the maturity date.

(3)	This loan was paid off in full on July 1, 2014.

(4)	These nine loans are cross-collateralized.

(5)	These five loans are cross-collateralized.

(6)	This loan was paid off in full on January 2, 2014.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)

Unsecured Term Loan Facilities
The terms of our unsecured term loan facilities and outstanding balances as of June 30, 2014 and December 31, 2013 are set forth in the table below (in thousands):

Term Loan Facility	Unswapped Interest Rate	Effective Interest Rate(1)	Maturity Date	Outstanding Balance
				June 30,	December 31,
				2014	2013

WF Term Loan #2(2)	LIBOR + 1.50%	2.49%	3/7/2018	$200,000	$200,000
WF Term Loan #3(2)	LIBOR + 1.50%	3.12%	1/15/2019	200,000	200,000
TD Term Loan(3)	LIBOR + 1.75%	3.28%	3/6/2020	50,000	50,000
Capital One Term Loan(2)	LIBOR + 1.75%	4.32%	1/31/2021	120,000	120,000
Total Unsecured Term Loan Facilities				$570,000	$570,000
__________

(1)	Represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the effect of the interest rate swaps, excluding debt issuance costs.

(2)	As of June 30, 2014 and December 31, 2013, the applicable LIBOR rate was 0.151% and 0.165%, respectively, for these loans.

(3)	As of June 30, 2014 and December 31, 2013, the applicable LIBOR rate was 0.151% and 0.16875%, respectively, for this loan.

Unsecured Revolving Credit Facility
The terms of our unsecured revolving credit facility are set forth in the table below (in thousands):

	June 30,	December 31,
	2014	2013
Outstanding Borrowings	$170,044	$170,044
Remaining Borrowing Capacity	679,956	679,956
Total Borrowing Capacity	$850,000	$850,000
Interest Rate(1)	1.45%	1.47%
Facility Fee(2)	30 bps	30 bps
Maturity Date(3)	January 15, 2018	January 15, 2018
__________

(1)	Calculated based on one-month LIBOR plus 1.30% and 1.30% as of June 30, 2014 and December 31, 2013, respectively.

(2)	The facility fee is based on the unsecured revolving credit facility's total borrowing capacity.

(3)	We may exercise an option to extend the maturity date by one year.
Debt Covenants and Restrictions
Certain of our secured notes payable are subject to certain financial covenants (interest coverage and loan to value).
As of June 30, 2014, our unsecured term loan facilities and revolving credit facility were subject to certain financial covenants that require, among other things: the maintenance of (i) a leverage ratio of not more than 0.60; (ii) a fixed charge coverage ratio of at least 1.50; (iii) a secured leverage ratio of not more than (a) 0.45 prior to September 30, 2014 for the Capital One Term Loan, March 6, 2015 for WF Term Loan #2, WF Term Loan #3, and unsecured revolving credit facility, or September 26, 2015 for the TD Term Loan, or (b) 0.40 thereafter; (iv) an unencumbered leverage ratio of not more than 0.60; (v) an unencumbered interest-service coverage ratio of at least 1.75; (vi) minimum tangible net worth of $1.5 billion plus 85% of the net proceeds of certain future equity issuances; and (vii) unencumbered asset value of at least $400.0 million. In addition, our unsecured term loan facilities and revolving credit facility contain a number of customary non-financial covenants including those restricting liens, mergers, sales of assets, certain investments in unimproved land and mortgage receivables, intercompany transfers, transactions with affiliates and distributions. The Company and certain of its subsidiaries have provided guarantees

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)

in connection with our unsecured term loan facilities and revolving credit facility. As of June 30, 2014, we were in compliance with all financial debt covenants.
The minimum principal payments due for our secured notes payable, unsecured term loan facilities and unsecured revolving credit facility are as follows as of June 30, 2014 (in thousands):

Remaining 2014	$43,370
2015	148,476
2016	134,179
2017	46,355
2018	442,113
Thereafter	563,579
$1,378,072
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

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)

The following table sets forth the terms of our interest rate swaps at June 30, 2014 and December 31, 2013 (amounts in thousands):

	Notional Amount		Fair Value		Rate
Type of Instrument	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	Index	Maturity Date
	2014	2013	2014	2013	2014	2013
Interest Rate Swap	$23,909	$23,161	$(79)	$(398)	2.9%	2.9%	GBP LIBOR(1)	8/10/2014
Interest Rate Swap(2)	10,879	11,041	(193)	(205)	1.3%	1.2%	LIBOR	12/6/2016
Interest Rate Swap(3)	200,000	200,000	1,268	2,854	0.8%	0.8%	LIBOR	3/7/2018
Interest Rate Swap(2)	22,048	22,516	(451)	(361)	1.6%	1.6%	LIBOR	5/31/2018
Interest Rate Swap	200,000	200,000	(1,642)	667	1.5%	1.4%	LIBOR	1/15/2019
Interest Rate Swap(2)	6,373	6,466	(143)	(86)	1.8%	1.8%	LIBOR	1/31/2019
Interest Rate Swap(3)	50,000	50,000	623	1,690	1.4%	1.3%	LIBOR	3/6/2020
Interest Rate Swap	120,000	120,000	(4,615)	(1,515)	2.4%	2.4%	LIBOR	1/31/2021
__________

(1)	Based on the three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.

(2)
We assumed this swap in connection with the purchase of the Duke Portfolio on March 1, 2013. This swap is considered a hedging instrument under ASC 815-20 as of June 30, 2014. The swap was not considered a hedging instrument under ASC 815-20 during the period from March 1, 2013 to March 31, 2013.

(3)
We entered into these swaps in connection with the origination of the TD Term Loan and WF Term Loan #1 in March 2013. These swaps are considered hedging instruments under ASC 815-20 as of June 30, 2014. These swaps were not considered hedging instruments under ASC 815-20 during the period from March 11, 2013 and March 12, 2013, respectively, to May 29, 2013.

We record all derivative instruments on a gross basis in the condensed consolidated balance sheets. Accordingly, there are no offsetting amounts that net assets against liabilities. The asset and liability balances presented in the table below reflects the gross amounts of derivatives recorded in the consolidated balance sheets (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
		June 30,	December 31,		June 30,	December 31,
Type of Instrument	Balance Sheet Location	2014	2013	Balance Sheet Location	2014	2013
Derivatives designated as hedging instruments
Interest Rate Swaps	Prepaid Expenses and Other Assets	$1,892	$5,211	Accounts Payable, Accrued Expenses and Other Liabilities	$7,124	$2,565

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)

The table below presents the effect of our derivative instruments on our consolidated statement of operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Derivatives Designated as Cash Flow Hedges:
(Loss) Gain Recognized in Other Comprehensive Income (OCI) (Effective Portion)	$(7,497)	$4,630	$(12,586)	$3,447
Loss Reclassified from AOCI into Interest Expense (Effective Portion)	(2,367)	(581)	(4,695)	(776)
Net Change in Fair Value of Derivative Financial Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)	(14)	6	12	6

Derivatives Not Designated as Cash Flow Hedges:
Realized and Unrealized Loss Recognized in Net Change in Fair Value of Non-Qualifying Interest Rate Swaps	$—	$2,383	$—	$1,466
Net Settlement Payments from Non-Qualifying Interest Rate Swaps	—	(704)	$—	$(1,047)
At June 30, 2014, the Company expects that the hedged forecasted transactions, for each of the outstanding qualifying cash flow hedging relationships, remains probable of occurring. During the next twelve months we anticipate reclassifying $8.6 million of amounts currently recorded in accumulated other comprehensive income to earnings.
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

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)

8. Future Minimum Rents
The following is a schedule of future minimum rents to be received on non-cancelable operating leases from consolidated properties as of June 30, 2014 (in thousands):

Remaining 2014	$102,611
2015	208,154
2016	190,108
2017	173,085
2018	161,301
Thereafter	551,586
$1,386,845
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
During the six months ended June 30, 2014, we acquired one Qualifying Property and paid the former investment advisor $0.2 million in acquisition consulting fees. There are no further Qualifying Properties under the Transitional Services Agreement and we do not anticipate paying the former investment advisor any further acquisition consulting fees.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)

Previously, pursuant to the Fourth Amended Advisory Agreement and the Transitional Services Agreement, the former investment advisor and its affiliates performed services relating to property management, leasing, construction supervision and management, and brokerage services. The various fees paid to the former investment advisor are summarized in the table below for the three and six months ended June 30, 2013 (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2013	2013
Investment Management Fees	$(11)	$489
Transition Services Agreement Fees	686	686
Acquisition-Related Fees	—	1,472
Property Management Fees(1)	286	520
Leasing Commissions(1)	—	539
Construction Supervision and Management Fees	—	871
Total	$961	$4,577
__________

(1)	Such fees for each service ranged from 2.0% to 5.0% of gross revenues received from a property that we owned.
10. Equity Incentive Plan and Performance Bonus Plan
Equity Incentive Plan
At our annual shareholders' meeting held on May 31, 2013, our shareholders approved the 2013 equity incentive plan. A description of the material terms of the 2013 equity incentive plan, as well as a copy of the 2013 equity incentive plan, were included in our definitive proxy statement on Schedule 14A filed with the SEC on April 12, 2013. Our key employees, directors, trustees, officers, advisors, consultants or other personnel of ours and our subsidiaries or other persons expected to provide significant services to us or our subsidiaries would be eligible to be granted incentive share options, non-qualified share options, share appreciation rights, restricted shares, restricted share units, dividend equivalent rights and other equity-based awards as contemplated in the 2013 equity incentive plan. As of June 30, 2014, there were 4,041,992 common shares available for grant under the 2013 equity incentive plan.
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
On March 15, 2014, a total of 401,875 restricted common shares were granted to our named executive officers (Messrs. Cuneo, Kianka and Reid) based on each executive's achievement of performance objectives during 2013, as determined at the discretion of our Compensation Committee. Additionally, 25 of our employees were granted 143,450 restricted common shares, in the aggregate, on March 15, 2014. One-third of the restricted shares granted to our named executive officers and employees will vest on each of the first three anniversaries of grant if the grantee is employed by the Company on such anniversary. Compensation expense is recognized on a straight-line basis over the service vesting period of three years. We recognized share-based compensation expense of $339,000 and $405,000 during the three and six months ended June 30, 2014 as a result of granting the awards to our named executive officers and our employees.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)

Summary of Time-Based Restricted Common Shares
A summary of our Time-Based Restricted Common Shares from January 1, 2014 through June 30, 2014 is presented below:

	Nonvested
	Common Shares	Weighted-Average Grant Date Fair Value per Share	Vested
Outstanding at January 1, 2014	598,925	$10.00	—
Granted	545,325	7.74	—
Vested	(132,966)	7.74	132,966
Forfeited	(22,917)	8.40	—
Canceled(1)	—	—	(31,959)
Outstanding as of June 30, 2014	988,367	$9.09	101,007
__________

(1)
31,959 common shares were tendered in accordance with the terms of the 2013 equity incentive plan to satisfy minimum state tax withholding requirements related to the restricted common shares that have vested. We accept the return of shares at the current quoted closing share price of the Company's common shares on the NYSE to satisfy tax obligations.

	2014	2013
	(in thousands, except share data)
Compensation Expense Recorded During the Six Months ended June 30	$1,924	$4,556
Unamortized Compensation Costs	$7,351	$5,551
Shares Available for the Future Awards(1)	4,041,992	4,625,000
__________

(1)	Shares available for the future awards includes units under the 2013 equity incentive plan.
11. Shareholders' Equity
Common Shares
Under our current declaration of trust, we have the authority to issue a total of 1,000,000,000 shares of beneficial interest. Of the total shares authorized, 990,000,000 shares are designated as common shares, with a par value of $0.01 per share, and 10,000,000 shares are designated as preferred shares, with a par value of $0.01 per share.
At-The-Market Offering
On November 6, 2013, we and CSP OP entered into four separate Equity Distribution Agreements with certain sales agents, pursuant to which we may sell, from time to time, our common shares having an aggregate offering price of up to $250.0 million. Sales of our common shares may be made in ordinary brokers' transactions on the NYSE, in negotiated transactions or transactions that are deemed to be "at the market" ("ATM") offerings, including sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. We may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under our unsecured revolving credit facility, to make acquisitions of properties or portfolios of properties, or for general corporate purposes. As of June 30, 2014, there have been no sales of common shares under the ATM program.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)

Accumulated Other Comprehensive Income (Loss)
The following presents the changes in the balances of each component of accumulated other comprehensive income (loss) for the six months ended June 30, 2014 and 2013 (in thousands):

	Foreign Currency Translation Gain	Swap Fair Value Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2014	$1,670	$2,926	$4,596
Other Comprehensive Income (Loss) Before Reclassifications	2,153	(12,586)	(10,433)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	4,695	4,695
Balance at June 30, 2014	$3,823	$(4,965)	$(1,142)

	Foreign Currency Translation Loss	Swap Fair Value Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2013	$(6,164)	$(2,423)	$(8,587)
Other Comprehensive (Loss) Income Before Reclassifications	(7,476)	3,443	(4,033)
Amounts reclassified from Accumulated Other Comprehensive Income	—	776	776
Balance at June 30, 2013	$(13,640)	$1,796	$(11,844)
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
As of June 30, 2014 and December 31, 2013, we held certain items that were required to be measured at fair value on a recurring basis. These included cash equivalents, interest rate swap derivative contracts and our equity method investment in CBRE Strategic Partners Asia. Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less, including money market funds and U.S. Government obligations. Derivative instruments are related to our economic hedging activities with respect to interest rates.
The fair values of the interest rate swap derivative agreements are estimated with the assistance of a third-party valuation specialist using the market standard methodology of discounting the future expected cash payments and receipts on the pay and receive legs of the interest rate swap agreements that swap the estimated variable rate mortgage note payment stream for a fixed rate receive payment stream over the period of the loan. The variable interest rates used in the calculation of projected receipts on the interest rate swap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements (where appropriate). Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2014 and December 31, 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)

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
The following items are measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013 (in thousands):

	As of June 30, 2014
		Fair Value Measurements Using:
	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash and Cash Equivalents	$10,572	$10,572	$—	$—
Interest Rate Swaps Designated as Cash Flow Hedges - Assets	1,892	—	1,892	—
Interest Rate Swaps Designated as Cash Flow Hedges - Liabilities	(7,124)	—	(7,124)	—
Investment in CBRE Strategic Partners Asia	9,535	—	—	9,535

	As of December 31, 2013
		Fair Value Measurements Using:
	Total Fair Value	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)
Cash and Cash Equivalents	$1,069	$1,069	$—	$—
Interest Rate Swaps Designated as Cash Flow Hedges - Assets	5,211	—	5,211	—
Interest Rate Swaps Designated as Cash Flow Hedges - Liabilities	(2,565)	—	(2,565)	—
Investment in CBRE Strategic Partners Asia	9,676	—	—	9,676
The following table presents our activity for our investment in CBRE Strategic Partners Asia and for the variable rate note payable measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2014 and 2013, respectively (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Investment in CBRE Strategic Partners Asia
Balance at January 1, 2014	$9,676
Total Loss on Fair Value Adjustment	(141)
Balance as of June 30, 2014	$9,535

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Investment in CBRE Strategic Partners Asia	Secured notes payable - Albion Mills(1)
Balance at January 1, 2013	$8,098	$(9,288)
Total Income (Loss) on Fair Value Adjustment	1,087	(57)
Translation Adjustment in Other Comprehensive Income	—	592
Balance at June 30, 2013	$9,185	$(8,753)
__________

(1)	We repaid the debt secured by Albion Mills Retail Park in October 2013.
Gains and losses (realized and unrealized) included in earnings related to the interest rate swaps, as well as for the elected fair value note payable for the three and six months ended June 30, 2014 and 2013, respectively, are reported as components of "Other Income and Expense" on the consolidated statements of operations.
Disclosure of Fair Value Financial Instruments
For disclosure purposes only, the following table summarizes our notes payable and their estimated fair value at June 30, 2014 and December 31, 2013 (in thousands):

	Carrying Value		Fair Value
Financial Instrument	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Secured Notes Payable(1)	$652,166	$681,200	$715,182	$721,728
Unsecured Term Loan Facilities(1)	$570,000	$570,000	$577,050	$570,272
Unsecured Revolving Credit Facility	$170,044	$170,044	$170,044	$170,044
__________

(1)	Items are measured using Level 2 inputs.
These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.
13. Commitments and Contingencies
Ground Leases - We own a property that is subject to a long-term noncancellable ground lease obligation that contractually expires on November 30, 2032. We have three ten-year renewal options that will allow us to extend the expiration of the ground lease through November 30, 2062. The minimum commitment under the ground lease as of June 30, 2014 and thereafter is as follows (in thousands):

Remaining 2014	$136
2015	273
2016	273
2017	273
2018	276
Thereafter	4,782
$6,013

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)

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
14. Segment Disclosure
As a result of the reassessment of our reportable segments during the period ended March 31, 2014, we view our consolidated property operations as two reportable segments: Industrial Properties and Office Properties. In addition, we have one non-reportable segment, which is Retail Properties. We have also reclassified the prior period segment financial results to conform to the current year presentation. Management internally evaluates the operating performance and financial results of our segments based on net operating income. We also have certain general and administrative level activities including legal, accounting, tax preparation and shareholder servicing costs that are not considered separate operating segments.
We evaluate the performance of our segments based on net operating income, defined as: rental income, tenant reimbursements and other property income less property and related expenses (operating and maintenance and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and corporate general and administrative expenses.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)

The following table compares the net operating income for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Industrial Properties
Revenues:
Rental	$13,980	$13,505	$28,125	$26,711
Tenant Reimbursements	4,249	5,565	7,970	8,797
Total Revenues	18,229	19,070	36,095	35,508
Property and Related Expenses:
Property Operating	1,215	921	2,706	1,879
Real Estate Taxes	3,601	4,943	6,730	7,562
Total Property and Related Expenses	4,816	5,864	9,436	9,441
Net Operating Income	$13,413	$13,206	$26,659	$26,067
Office Properties
Revenues:
Rental	$37,015	$36,175	$73,715	$65,542
Tenant Reimbursements	10,300	10,339	21,776	16,955
Other Property Income	—	—	1,069	—
Total Revenues	47,315	46,514	96,560	82,497
Property and Related Expenses:
Property Operating	7,097	6,876	15,099	12,036
Real Estate Taxes	6,864	6,326	13,536	11,142
Total Property and Related Expenses	13,961	13,202	28,635	23,178
Net Operating Income	$33,354	$33,312	$67,925	$59,319
Retail Properties
Revenues:
Rental	$1,038	$940	$2,069	$1,918
Tenant Reimbursements	46	32	69	65
Total Revenues	1,084	972	2,138	1,983
Property and Related Expenses:
Property Operating	80	49	140	87
Real Estate Taxes	—	—	—	—
Total Property and Related Expenses	80	49	140	87
Net Operating Income	$1,004	$923	$1,998	$1,896

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Reconciliation to Consolidated Net Income (Loss)
Total Segment Net Operating Income	$47,771	$47,441	$96,582	$87,282
Expenses:
General and Administrative	5,953	7,234	12,817	12,194
Investment Management Fee	—	(11)	—	489
Acquisition-Related	—	162	290	2,003
Depreciation and Amortization	27,126	26,571	54,364	48,367
Transition and Listing Expenses	—	11,199	—	11,234
	14,692	2,286	29,111	12,995
Other Expenses and Income
Interest and Other Income	151	280	318	487
Interest Expense	(13,907)	(10,367)	(27,968)	(19,554)
Interest Expense and Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	(14)	1,679	12	419
(Loss) Gain on Conversion of Equity Investment to Controlling Interest	—	(32)	—	77,203
Income (Loss) Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	922	(6,154)	1,473	71,550
Provision for Income Taxes	(381)	(151)	(439)	(220)
Equity in Income of Unconsolidated Entities	4,612	2,575	7,438	6,939
Income (Loss) from Continuing Operations	5,153	(3,730)	8,472	78,269
Discontinued Operations
Income from Discontinued Operations	—	90	—	181
Total Income From Discontinued Operations	—	90	—	181
Net Income (Loss)	$5,153	$(3,640)	$8,472	$78,450

	June 30,	December 31
Condensed Assets	2014	2013
Industrial Properties	$742,560	$725,566
Office Properties	1,598,902	1,639,875
Retail Properties	51,288	50,209
Non-Segment Assets(1)	535,912	594,946
Total Assets	$2,928,662	$3,010,596
_________

(1)	Non-segment assets primarily include our investments in unconsolidated entities.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)

15. Earnings per Share Attributable to Common Shareholders
The following table reconciles the numerator and denominator in computing the Company's basic and diluted per-share computations for net income (loss) attributable to common shareholders for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Income (Loss) from Continuing Operations	$5,153	$(3,730)	$8,472	$78,269
Loss (Income) from Continuing Operations Attributable to Noncontrolling Interests	—	4	—	(79)
Allocation to Participating Securities (Nonvested Time-Based Shares)	(125)	(105)	(252)	(210)
Numerator for Basic and Diluted Income (Loss) from Continuing Operations	5,028	(3,831)	8,220	77,980
Income from Discontinued Operations	—	90	—	181
Numerator for Basic and Diluted Net Income (Loss) Attributable to Common Shareholders	$5,028	$(3,741)	$8,220	$78,161
Denominator:
Basic Weighted Average Vested Shares Outstanding	237,000,613	248,224,851	236,793,334	248,350,481
Effect of Dilutive Securities - Performance-Based Shares	—	—	—	—
Diluted Weighted Average Vested Shares Outstanding	237,000,613	248,224,851	236,793,334	248,350,481
Basic and Diluted Earnings Per Share:
Income (Loss) from Continuing Operations Attributable to Common Shareholders per Share	$0.02	$(0.02)	$0.03	$0.31
Income from Discontinued Operations Attributable to Common Shareholders per Share	$0.00	$0.00	$0.00	$0.00
Net Income (Loss) Attributable to Common Shareholders per Share	$0.02	$(0.02)	$0.03	$0.31
16. Subsequent Events
On July 1, 2014, we repaid a $11.6 million note payable prior to its maturity date of October 1, 2014.
On July 7, 2014, we amended the unsecured revolving credit facility and the unsecured term loan facilities ("unsecured loans") to reduce the Capitalization Rate, which is used to calculate the value of our assets for certain covenants under the unsecured loans, from 8.00% to 7.25%. There were no other changes to the terms of the unsecured loans in connection with this amendment.
On July 23, 2014, we sold Maskew Retail Park, our last retail property. Maskew Retail Park, a 144,400 square foot shopping center located in the United Kingdom, was sold for approximately $63.0 million. In connection with the sale, we paid off the secured note payable of approximately $23.8 million and terminated the related swap agreement.
On July 31, 2014, our Board of Trustees approved a monthly distribution of $0.042 per common share for each of the months of October, November and December of 2014. The October dividend will be paid on November 7, 2014 to all shareholders of record on October 30, 2014, the November dividend will be paid on December 8, 2014 to all shareholders of record on November 26, 2014, and the December dividend will be paid on January 7, 2015 to all shareholders of record on December 30, 2014.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)

On July 31, 2014, we acquired 1 Rocket Road located in Hawthorne, California for a purchase price of approximately $46.7 million exclusive of customary closing costs. The acquisition was funded using proceeds from the sale of properties and assumption of an existing loan. 1 Rocket Road is a 510,000 square foot industrial building and is 100% leased to the Space Exploration Technologies Corp. (SpaceX). In connection with the acquisition, we assumed a $18.7 million fixed rate mortgage loan issued by Wells Fargo Commercial Mortgage Securities, Inc., that bears interest at a rate of 6.6% per annum and matures on August 1, 2020.

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
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common shares of beneficial interest $0.01 par value (the "common shares"), along with the following factors that could cause actual results to vary from our forward-looking statements:

•	general volatility of the securities markets in which we participate;

•	national, regional and local economic climates;

•	changes in supply and demand for industrial and office properties;

•	adverse changes in the real estate markets, including increasing vacancy, increasing competition and decreasing rental revenue;

•	availability and credit worthiness of prospective tenants;

•	our ability to maintain rental rates and maximize occupancy;

•	our ability to identify and secure acquisitions;

•	our failure to successfully manage growth or operate acquired properties;

•	our pace of acquisitions and/or dispositions of properties;

•	risks related to development projects (including construction delay, cost overruns or our inability to obtain necessary permits);

•	payment of distributions from sources other than cash flows and operating activities;

•	receiving and maintaining corporate debt ratings and changes in the general interest rate environment;

•	availability of capital (debt and equity);

•	our ability to refinance existing indebtedness or incur additional indebtedness;

•	failure to comply with our debt covenants;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	the actual outcome of the resolution of any conflict;

•	material adverse actions or omissions by any of our joint venture partners;

•	our ability to operate as a self-managed company;

•	availability of and ability to retain our executive officers and other qualified personnel;

•	future terrorist attacks in the United States or abroad;

•	the ability of CSP Operating Partnership, LP ("CSP OP") to qualify as a partnership for U.S. federal income tax purposes;

•	our ability to qualify as a self-administered real estate investment trust ("REIT") for U.S. federal income tax purposes;

•	foreign currency fluctuations;

•	changes to accounting principles and policies and guidelines applicable to REITs;

•	legislative or regulatory changes adversely affecting REITs and the real estate business;

•	environmental, regulatory and/or safety requirements; and

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
Overview
We are a self-administered REIT focused on acquiring, owning and managing net leased industrial and office properties leased to creditworthy tenants. Our experienced management team manages our day-to-day operations, with certain services provided by third parties. All of our real estate investments are held directly by, or indirectly through wholly-owned subsidiaries of CSP OP of which we are the 100% owner and sole general partner. We have elected to be taxed as a REIT for U.S. federal income tax purposes.
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
As of June 30, 2014, we owned, on a consolidated basis, 100 industrial (primarily warehouse/distribution), office and retail properties located in 19 U.S. states (Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Maryland, Massachusetts, Minnesota, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Texas and Virginia) and in the United Kingdom, encompassing approximately 23.1 million rentable square feet. Our consolidated properties were approximately 93.9% leased (based upon rentable square feet) as of June 30, 2014. As of June 30, 2014, 75 of our consolidated properties were net leased to single tenants, which encompassed approximately 18.7 million rentable square feet.
In addition, we owned, on an unconsolidated basis, 29 industrial (primarily warehouse/distribution) and office properties located in eight U.S. states (Arizona, Florida, Illinois, Indiana, North Carolina, Ohio, Tennessee and Texas) and in three European countries (France, Germany and the United Kingdom) encompassing approximately 12.8 million rentable square feet. Our unconsolidated properties were approximately 99.5% leased (based upon rentable square feet) as of June 30, 2014. As of June 30, 2014, 20 of our unconsolidated properties were net leased to single tenants, which encompassed approximately 11.5 million rentable square feet.

Unless the context otherwise requires or indicates, references to the "Company," "we," "our" and "us" refer to the activities of and the assets and liabilities of the business and operations of Chambers Street Properties and its subsidiaries. References to unconsolidated properties include properties owned through unconsolidated joint ventures and do not include properties owned by CB Richard Ellis Strategic Partners Asia II-A, L.P. ("CBRE Strategic Partners Asia").
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
Acquisitions. We believe high-quality industrial and office properties, which are net leased to tenants with strong credit profiles, represent attractive investments. We target acquisitions in markets with above-average projected rental growth, strong tenant demand and significant barriers to new construction. During the six months ended June 30, 2014, we continued to expand our portfolio with the purchase of one wholly-owned property for $30.2 million that is fully leased to a creditworthy tenant.
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
Capital Recycling. We intend to pursue a disciplined capital allocation strategy by selectively disposing of properties that are no longer consistent with our investment strategy or whose returns appear to have been maximized. To the extent that we dispose of properties, we intend to redeploy the capital into investment opportunities that we believe are more attractive, or to reduce debt. During the six months ended June 30, 2014, consistent with our investment strategy to focus on single-tenant industrial and office properties, we sold one multi-tenant office property held in the Duke JV for approximately $13.1 million, of which our pro rata share was approximately $10.5 million. In addition, subsequent to June 30, 2014, we sold our last retail property located in the United Kingdom for approximately $63.0 million.
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
During the six months ended June 30, 2014, we completed the following activities in order to maintain a prudent capital structure:

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
Whereas industrial and office leasing activity in the immediately preceding years was substantially weighted toward large corporate tenants, starting in 2013 activity trended towards normalization in the market for smaller tenants.  Much of this activity has been driven by increasing activity in the single-family home market. Brokers, title companies, developers, contractors and material providers all require office and/or warehouse space for their businesses. However, growth in demand for space was by no means exclusive to these industries, and activity remains relatively stable for the large, corporate user as well.
In concert with this leasing activity, market rent trends remain positive in most major markets. Driven by market rent growth and investor demand, construction and development activity has continued to increase, including both single-tenant build-to-suit and speculative projects. Beginning in 2013 we observed speculative construction activity expanding to a wider selection of markets, although development still remains below long-term averages.
Debt and equity capital availability for commercial real estate investment continued to improve during 2013 and into 2014, resulting in increasing competition to acquire properties. Even with this increased competition, we remain well positioned to acquire properties that fit our investment parameters, due to our strong liquidity position, modest near-term capital needs and excellent portfolio. We intend to continue to focus our strategy on enhancing the value of our existing properties, sustaining our tenant relationships, and growing our portfolio by continuing to selectively acquire high-quality and well-leased properties.

Leasing Activity

Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue. Our leasing activity for the three months ended June 30, 2014 is presented in the table below:

		Prior Lease (1)		New Lease (1)
	Square Feet	Annualized Base Rent(2)		Annualized Base Rent(2)		Tenant Improve- ments & Leasing Commis- sions(4)
		Cash	GAAP(3)	Cash	GAAP(3)
Industrial Properties
Consolidated
Renewals	91,684	$284,446	$319,601	$224,482	$351,577	$27,673
New Tenants - Previously Leased Space(5)	417,185	1,240,251	1,232,996	1,641,600	1,648,371	917,256
Total Consolidated	508,869	1,524,697	1,552,597	1,866,082	1,999,948	944,929
Consolidated & Unconsolidated
Renewals	91,684	284,446	319,601	224,482	351,577	27,673
New Tenants - Previously Leased Space(5)	417,185	1,240,251	1,232,996	1,641,600	1,648,371	917,256
Total Industrial Properties	508,869	1,524,697	1,552,597	1,866,082	1,999,948	944,929
Office Properties
Consolidated
Renewals	113,825	1,678,930	1,738,551	1,628,945	2,000,501	1,088,512
New Tenants - Not Previously Leased Space(6)(7)	52,158	—	—	886,620	965,867	2,973,026
Total Consolidated	165,983	1,678,930	1,738,551	2,515,565	2,966,368	4,061,538
Unconsolidated
New Tenants - Not Previously Leased Space(6)	2,799	—	—	26,758	25,751	36,143
Consolidated & Unconsolidated
Renewals	113,825	1,678,930	1,738,551	1,628,945	2,000,501	1,088,512
New Tenants - Not Previously Leased Space(6)	54,957	—	—	913,378	991,618	3,009,169
Total Office Properties	168,782	1,678,930	1,738,551	2,542,323	2,992,119	4,097,681
Total Properties
Consolidated
Renewals	205,509	1,963,376	2,058,152	1,853,427	2,352,078	1,116,185
New Tenants - Previously Leased Space(5)	417,185	1,240,251	1,232,996	1,641,600	1,648,371	917,256
New Tenants - Not Previously Leased Space(6)(7)	52,158	—	—	886,620	965,867	2,973,026
Total Consolidated	674,852	3,203,627	3,291,148	4,381,647	4,966,316	5,006,467
Unconsolidated
New Tenants - Not Previously Leased Space(6)	2,799	—	—	26,758	25,751	36,143
Consolidated & Unconsolidated
Renewals	205,509	1,963,376	2,058,152	1,853,427	2,352,078	1,116,185
New Tenants - Previously Leased Space(5)	417,185	1,240,251	1,232,996	1,641,600	1,648,371	917,256
New Tenants - Not Previously Leased Space(6)	54,957	—	—	913,378	991,618	3,009,169
Total Properties	677,651	$3,203,627	$3,291,148	$4,408,405	$4,992,067	$5,042,610
__________

(1)	Prior lease amounts represent rents in place at the time of expiration or termination. New lease amounts represent rents in place at the time of lease commencement.

(2)
Cash Annualized Base Rent for each lease equals (i) 12 times the monthly cash base rent due as of June 30, 2014, or (ii) for any lease still in an initial free or reduced rent period as of June 30, 2014, 12 times the monthly cash base rent due upon expiration of the initial free or reduced rent period. U.S. Generally Accepted Accounting Principles ("GAAP") Annualized Base Rent includes the effect of straight-line rent. Cash and GAAP annualized base rent amounts for unconsolidated properties are included at pro rata share.

(3)	GAAP amounts for prior leases include above/below market rents if applicable.

(4)	Includes tenant improvement costs and lease commissions incurred to execute the lease and not necessarily paid in the current quarter.

(5)	Represents leases signed to new tenants for space that was previously leased since the later of (i) twelve months ago or (ii) the date we acquired the property.

(6)	Represents leases signed to new tenants for space that was not previously leased since the later of (i) twelve months ago or (ii) the date we acquired the property.

(7)
Includes 47,250 square feet leased on future expansion of 22535 Colonial Parkway property, expected to be delivered in 2015 with a new 10 year term upon completion of the expansion. Total property (new and existing) will be 137,000 square feet.

The following table sets forth percentage leased and average annual net effective rent information regarding our total portfolio of consolidated properties and unconsolidated properties as of June 30, 2014 and 2013. Percentage leased information is presented at 100% and average annual net effective rent information is presented at our pro-rata share for our unconsolidated properties (in thousands, except percentage and per square foot data):

	Total Square Feet		% of Total Square Feet		% Leased		Average Annual Net Effective Rent (1)		Average Annual Net Effective Rent/Square Feet
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Consolidated Properties:
Office	7,559	7,334	32.7%	32.7%	96.7%	96.9%	$148,538	$145,463	$19.65	$19.83
Industrial	15,380	14,871	66.6%	66.4%	92.5%	94.8%	56,647	57,759	$3.68	$3.88
Retail	144	200	0.7%	0.9%	100.0%	100.0%	3,980	4,727	$27.64	$23.64
Total	23,083	22,405	100.0%	100.0%	93.9%	95.5%	$209,165	$207,949

Unconsolidated Properties:
Office	1,202	1,559	9.4%	13.3%	94.3%	93.2%	$20,172	$25,012	$16.78	$16.04
Industrial	11,627	9,893	90.6%	84.2%	100.0%	100.0%	55,336	43,274	$4.76	$4.37
Retail	—	296	—%	2.5%	—%	97.9%	—	20,959	$—	$70.81
Total	12,829	11,748	100.0%	100.0%	99.5%	99.0%	$75,508	$89,245

Consolidated and Unconsolidated Properties:
Office	8,761	8,893	24.4%	26.0%	96.4%	96.2%	$168,710	$170,475	$19.26	$19.17
Industrial	27,007	24,764	75.2%	72.5%	95.7%	96.9%	111,983	101,033	$4.15	$4.08
Retail	144	496	0.4%	1.5%	100.0%	98.8%	3,980	25,686	$27.64	$51.79
Total	35,912	34,153	100.0%	100.0%	95.9%	96.7%	$284,673	$297,194
__________

(1)
Average Annual Net Effective Rent is calculated as the total average annual cash base rental payments, adjusted for free rent periods. There is no effect given to other landlord concessions and excludes payments received from tenants for reimbursement of real estate taxes and operating expenses.

Tenant Lease Expirations
Our ability to maintain occupancy rates, and net effective rents, primarily depends upon our continuing ability to re-lease expiring space. We have limited near term lease expirations with an average remaining lease term of 6.75 years as of June 30, 2014. In addition, approximately 95.9% of our base rent is scheduled to expire after 2015. The following table sets forth a schedule of expiring leases for our consolidated and unconsolidated properties as of June 30, 2014 (Expiring Net Rentable Square Feet and Expiring Base Rent in thousands):

	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
	Expiring Net Rentable Square Feet	Expiring Base Rent	Expiring Net Rentable Square Feet	Expiring Base Rent	Number Of Expiring Leases	Expiring Net Rentable Square Feet	Expiring Base Rent	Percentage of Expiring Base Rent
Remaining 2014	813	$3,361	8	$113	23	821	$3,474	1.2%
2015	544	3,014	771	5,331	31	1,315	8,345	2.9%
2016	1,741	31,701	235	2,112	26	1,976	33,813	11.6%
2017	672	10,610	1,018	6,994	27	1,690	17,604	6.0%
2018	1,568	18,693	1,997	10,433	36	3,565	29,126	10.0%
2019	3,416	25,327	2,874	12,014	27	6,290	37,341	12.8%
2020	1,868	18,558	22	236	15	1,890	18,794	6.4%
2021	4,358	38,094	2,167	9,482	20	6,525	47,576	16.3%
2022	693	8,755	1,360	6,992	7	2,053	15,747	5.4%
2023	2,830	27,991	1,188	5,801	16	4,018	33,792	11.5%
Thereafter	3,173	41,311	1,119	5,720	22	4,292	47,031	16.1%
Total	21,676	$227,415	12,759	$65,228	250	34,435	$292,643	100.0%
Weighted Average Remaining Term (Years) (2):
Triple Net Single-Tenant Properties(3)		7.10		6.61			6.99
Multi-Tenant Properties		7.14		4.83			6.56
Other Single-Tenant Properties		4.86		5.50			4.92
Total Weighted Average Remaining Term (Years)(2)		6.91		6.19			6.75
__________

(1)	Expiring Net Rentable Square Feet for Unconsolidated Properties is at 100%. Expiring Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership.

(2)	Weighted Average Remaining Term is the average remaining term weighted by Expiring Base Rent.

(3)	Triple Net Single-Tenant Properties include certain properties that have minimal secondary tenant(s).

Property Portfolio Size
Our portfolio size at the end of each quarter since commencement of our initial public offering (October 24, 2006) through June 30, 2014 is as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Cumulative Property Portfolio as of:	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
12/31/2006	9	878	$86,644	—	—	$—	9	878	$86,644
3/31/2007	9	878	86,644	—	—	—	9	878	86,644
6/30/2007	10	928	110,491	—	—	—	10	928	110,491
9/30/2007	42	5,439	348,456	—	—	—	42	5,439	348,456
12/31/2007	44	5,576	353,594	—	—	—	44	5,576	353,594
3/31/2008	47	6,257	426,856	—	—	—	47	6,257	426,856
6/30/2008	47	6,257	426,856	1	605	35,636	48	6,862	462,492
9/30/2008	49	6,483	486,777	6	3,307	193,773	55	9,790	680,550
12/31/2008	52	6,771	582,682	8	5,649	273,205	60	12,420	855,887
3/31/2009	52	6,771	582,717	8	5,649	273,130	60	12,420	855,847
6/30/2009	53	7,106	598,103	11	5,976	305,308	64	13,082	903,411
9/30/2009	57	7,805	719,822	11	5,976	305,202	68	13,781	1,025,024
12/31/2009	60	8,630	791,314	13	6,904	356,158	73	15,534	1,147,472
3/31/2010	58	8,407	748,835	18	7,392	418,818	76	15,799	1,167,653
6/30/2010	62	9,086	916,210	22	8,633	471,615	84	17,719	1,387,825
9/30/2010	63	9,295	983,810	22	8,633	471,615	85	17,928	1,455,425
12/31/2010	73	12,800	1,308,560	30	9,901	629,268	103	22,701	1,937,828
3/31/2011	73	12,800	1,308,560	43	11,950	903,508	116	24,750	2,212,068
6/30/2011	75	14,614	1,657,966	43	12,356	917,566	118	26,970	2,575,532
9/30/2011	74	13,906	1,689,048	43	12,355	918,771	117	26,261	2,607,819
12/31/2011	77	14,434	1,747,299	45	13,851	997,506	122	28,285	2,744,805
3/31/2012	78	15,784	1,824,403	46	13,997	1,007,753	124	29,781	2,832,156
6/30/2012	78	15,784	1,842,359	46	13,997	1,007,753	124	29,781	2,850,112
9/30/2012	78	16,831	1,920,218	46	13,997	1,008,246	124	30,828	2,928,464
12/31/2012	82	18,995	2,070,272	47	15,067	1,071,267	129	34,062	3,141,539
3/31/2013	99	22,314	2,572,995	30	11,748	713,722	129	34,062	3,286,717
6/30/2013	99	22,405	2,573,034	30	11,748	713,722	129	34,153	3,286,756
9/30/2013	101	22,791	2,630,692	30	11,748	713,722	131	34,539	3,344,414
12/31/2013	99	22,460	2,595,194	30	12,807	740,525	129	35,267	3,335,719
3/31/2014	100	23,083	2,625,394	29	12,702	728,205	129	35,785	3,353,599
6/30/2014	100	23,083	2,625,394	29	12,829	734,556	129	35,912	3,359,950
__________

(1)
Net Rentable Square Feet for unconsolidated properties is at 100%. Approximate Total Acquisition Cost is at our pro rata share of effective ownership and does not include our investment in CBRE Strategic Partners Asia.

Critical Accounting Policies
Refer to our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of our critical accounting policies. There have been no changes to these policies during the six months ended June 30, 2014.

Results of Operations
As of June 30, 2014, we owned and operated 100 consolidated office, industrial and retail properties and 29 unconsolidated office and industrial properties. As of June 30, 2013, we owned and operated 99 consolidated office, industrial and retail properties and 30 unconsolidated office and industrial properties. Our consolidated occupancy rate as of June 30, 2014 and 2013 was 93.9% and 95.5%, respectively. Our unconsolidated occupancy rate as of June 30, 2014 and 2013 was 99.5% and 99.0%, respectively.
The properties acquired or consolidated during 2013 and 2014 are presented in the table below:

Property	Market		Date of Acquisition	Property Type	Purchase Price ('000s)	Rentable Square Feet

2014 Acquisitions
445 Airtech Parkway	Indianapolis	IN	1/2/2014	Industrial	$30,200	622,440

2013 Acquisitions
Carpenter Corporate Center I and II	Dallas	TX	7/31/2013	Office	$49,509	226,822
1200 Woods Chapel Road	Spartanburg	SC	8/8/2013	Industrial	10,750	156,800
Total 2013 Wholly-Owned Property Acquisitions					$60,259	383,622

2013 Properties Consolidated
Duke Portfolio(1)	Various		3/1/2013	Office/Industrial	$98,100	3,318,402
__________

(1)	We acquired Duke's 20% interest in 17 properties that were held by the Duke JV.
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

Comparison of Three Months Ended June 30, 2014 to Three Months Ended June 30, 2013
The following table summarizes the historical results of operations of our portfolio for the three months ended June 30, 2014 and the three months ended June 30, 2013 (in thousands):

	For the Three Months Ended June 30,
	2014	2013	$ Change	% Change

Net Operating Income, as defined	$47,771	$47,441	$330	0.7%
Expense:
General and Administrative	5,953	7,234	(1,281)	(17.7)%
Investment Management Fee	—	(11)	11	(100.0)%
Acquisition-Related	—	162	(162)	(100.0)%
Depreciation and Amortization	27,126	26,571	555	2.1%
Transition and Listing	—	11,199	(11,199)	(100.0)%
Total Expenses	33,079	45,155	(12,076)	(26.7)%
Other Expenses and Income:
Interest and Other Income	151	280	(129)	(46.1)%
Interest Expense	(13,907)	(10,367)	(3,540)	34.1%
Interest Expense and Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	(14)	1,679	(1,693)	(100.8)%
Loss on Conversion of Equity Investment to Controlling Interest	—	(32)	32	(100.0)%
Total Other Expenses	(13,770)	(8,440)	(5,330)	63.2%
Income (Loss) Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	922	(6,154)	7,076	(115.0)%
Provision for Income Taxes	(381)	(151)	(230)	152.3%
Equity in Income of Unconsolidated Entities	4,612	2,575	2,037	79.1%
Income (Loss) from Continuing Operations	5,153	(3,730)	8,883	(238.2)%
Income from Discontinued Operations	—	90	(90)	(100.0)%
Total Income from Discontinued Operations	—	90	(90)	(100.0)%
Net Income (Loss)	$5,153	$(3,640)	$8,793	(241.6)%

The following tables summarize the Net Operating Income, as defined, for our total portfolio, excluding our unconsolidated properties, for the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30, 2014
	Same Office Properties(1)	Acquisition Office(2)	Same Industrial Properties(1)	Acquisition Industrial(3)	Retail	Total
Rental Revenue	$26,045	$10,970	$12,219	$1,761	$1,038	$52,033
Tenant Reimbursement	6,578	3,722	3,866	383	46	14,595
Other Property Income	—	—	—	—	—	—
Total Revenues	32,623	14,692	16,085	2,144	1,084	66,628
Property Operating	4,400	2,697	1,083	132	80	8,392
Real Estate Taxes	4,521	2,343	3,363	238	—	10,465
Total Expenses	8,921	5,040	4,446	370	80	18,857
Net Operating Income	$23,702	$9,652	$11,639	$1,774	$1,004	$47,771

	Three Months Ended June 30, 2013
	Same Office Properties(1)	Acquisition Office(2)	Same Industrial Properties(1)	Acquisition Industrial(3)	Retail	Total
Rental Revenue	$25,892	$10,283	$12,403	$1,102	$940	$50,620
Tenant Reimbursement	6,452	3,887	5,336	229	32	15,936
Other Property Income	—	—	—	—	—	—
Total Revenues	32,344	14,170	17,739	1,331	972	66,556
Property Operating	4,239	2,637	842	79	49	7,846
Real Estate Taxes	4,022	2,304	4,829	114	—	11,269
Total Expenses	8,261	4,941	5,671	193	49	19,115
Net Operating Income	$24,083	$9,229	$12,068	$1,138	$923	$47,441
__________

(1)	Properties owned as of January 1, 2013 and still owned as of June 30, 2014.

(2)	Includes results, from the dates of acquisition through the periods presented, for the office properties acquired or consolidated during 2013.

(3)	Includes results, from the dates of acquisition through the periods presented, for the industrial properties acquired or consolidated during 2013 and 2014.

	Three Months Ended June 30, 2014 as compared to the Three Months Ended June 30, 2013
	Same Office Properties		Acquisition Office		Same Industrial Properties		Acquisition Industrial		Retail		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
Rental Revenue	$153	0.6%	$687	6.7%	$(184)	(1.5)%	$659	59.8%	$98	10.4%	$1,413	2.8%
Tenant Reimbursement	126	2.0	(165)	(4.2)	(1,470)	(27.5)	154	67.2	14	43.8	(1,341)	(8.4)
Other Property Income	—	—	—	—	—	—	—	—	—	—	—	—
Total Revenues	279	0.9	522	3.7	(1,654)	(9.3)	813	61.1	112	11.5	72	0.1
Property Operating	161	3.8	60	2.3	241	28.6	53	67.1	31	63.3	546	7.0
Real Estate Taxes	499	12.4	39	1.7	(1,466)	(30.4)	124	108.8	—	—	(804)	(7.1)
Total Expenses	660	8.0	99	2.0	(1,225)	(21.6)	177	91.7	31	63.3	(258)	(1.3)
Net Operating Income	$(381)	(1.6)%	$423	4.6%	$(429)	(3.6)%	$636	55.9%	$81	8.8%	$330	0.7%
Net Operating Income
Net Operating Income increased $0.3 million, or 0.7%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 as a result of:

•	A net increase in revenues of $0.1 million which is primarily due to:

◦	$1.4 million from our Acquisition Office and Acquisition Industrial Properties (collectively the "Acquisition Properties") for rental revenue;

◦
partially offset by $1.3 million from our Same Office Properties, Same Industrial Properties and Retail Properties (collectively the "Same Properties") which is primarily a result of a decrease of $1.5 million in tenant reimbursements from our Same Industrial Properties;

•	And a net decrease of $0.3 million in property operating expenses and real estate taxes due to:

◦	a decrease of $0.5 million from our Same Properties which is comprised of:

▪	a decrease of $1.5 million primarily due to a reduction in real estate taxes in our Same Industrial Properties offset by

▪	an increase of $0.7 million in property operating expenses and real estate taxes in our Same Office Properties; and

◦	an increase of $0.2 million from our Acquisition Properties.
Other Expenses and Income
General and Administrative
General and administrative expense decreased $1.3 million, or 17.7%, to $6.0 million for the three months ended June 30, 2014 compared to $7.2 million for the three months ended June 30, 2013. The decrease was primarily due to lower legal and other professional fees during the three months ended June 30, 2014 compared to the same period in 2013.
Acquisition-Related
Acquisition-related expenses decreased $0.2 million, or 100.0%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 as we did not acquire any properties during the three months ended June 30, 2014.
Depreciation and Amortization
Depreciation and amortization expense increased $0.6 million, or 2.1%, to $27.1 million for the three months ended June 30, 2014 as compared to $26.6 million for the three months ended June 30, 2013. The increase was primarily due to the properties acquired after July 1, 2013 and in 2014.
Interest Expense
Interest expense increased $3.5 million, or 34.1%, to $13.9 million for the three months ended June 30, 2014 compared to $10.4 million for the three months ended June 30, 2013 primarily as a result of an increase in the weighted average debt outstanding balance.
Interest Expense and Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments
During the three months ended June 30, 2013, our non-qualifying derivative instruments incurred a gain of $2.4 million. In addition, we made net payments on the non-qualifying interest rate swaps of $0.7 million. All of the Company's derivative financial instruments now qualify for hedge accounting treatment.
Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased $2.0 million, or 79.1%, to $4.6 million for the three months ended June 30, 2014 compared to $2.6 million for the three months ended June 30, 2013. The increase was primarily due to the four properties acquired through the joint venture in Europe (the "European JV") in the fourth quarter of 2013 and the payoff of a secured note payable by the Duke JV on July 2, 2013.

Comparison of Six Months Ended June 30, 2014 to Six Months Ended June 30, 2013
The following table summarizes the historical results of operations of our portfolio for the six months ended June 30, 2014 and the six months ended June 30, 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013	$ Change	% Change

Net Operating Income, as defined	$96,582	$87,282	$9,300	10.7%
Expense:
General and Administrative	12,817	12,194	623	5.1%
Investment Management Fee	—	489	(489)	(100.0)%
Acquisition-Related	290	2,003	(1,713)	(85.5)%
Depreciation and Amortization	54,364	48,367	5,997	12.4%
Transition and Listing	—	11,234	(11,234)	(100.0)%
Total Expenses	67,471	74,287	(6,816)	(9.2)%
Other Expenses and Income:
Interest and Other Income	318	487	(169)	(34.7)%
Interest Expense	(27,968)	(19,554)	(8,414)	43.0%
Interest Expense and Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	12	419	(407)	(97.1)%
Gain on Conversion of Equity Investment to Controlling Interest	—	77,203	(77,203)	(100.0)%
Total Other (Expenses) Income	(27,638)	58,555	(86,193)	(147.2)%
Income Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	1,473	71,550	(70,077)	(97.9)%
Provision for Income Taxes	(439)	(220)	(219)	99.5%
Equity in Income of Unconsolidated Entities	7,438	6,939	499	7.2%
Income from Continuing Operations	8,472	78,269	(69,797)	(89.2)%
Income from Discontinued Operations	—	181	(181)	(100.0)%
Total Income from Discontinued Operations	—	181	(181)	(100.0)%
Net Income	$8,472	$78,450	$(69,978)	(89.2)%

The following tables summarize the Net Operating Income, as defined, for our total portfolio, excluding our unconsolidated properties, for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30, 2014
	Same Office Properties(1)	Acquisition Office(2)	Same Industrial Properties(1)	Acquisition Industrial(3)	Retail	Total
Rental Revenue	$51,991	$21,724	$24,591	$3,534	$2,069	$103,909
Tenant Reimbursement	13,646	8,130	7,218	752	69	29,815
Other Property Income	—	1,069	—	—	—	1,069
Total Revenues	65,637	30,923	31,809	4,286	2,138	134,793
Property Operating	9,241	5,858	2,409	297	140	17,945
Real Estate Taxes	8,788	4,748	6,289	441	—	20,266
Total Expenses	18,029	10,606	8,698	738	140	38,211
Net Operating Income	$47,608	$20,317	$23,111	$3,548	$1,998	$96,582

	Six Months Ended June 30, 2013
	Same Office Properties(1)	Acquisition Office(2)	Same Industrial Properties(1)	Acquisition Industrial(3)	Retail	Total
Rental Revenue	$51,837	$13,705	$25,242	$1,469	$1,918	$94,171
Tenant Reimbursement	11,913	5,041	8,492	305	65	25,816
Other Property Income	—	—	—	—	—	—
Total Revenues	63,750	18,746	33,734	1,774	1,983	119,987
Property Operating	8,635	3,401	1,789	90	87	14,002
Real Estate Taxes	8,102	3,039	7,379	183	—	18,703
Total Expenses	16,737	6,440	9,168	273	87	32,705
Net Operating Income	$47,013	$12,306	$24,566	$1,501	$1,896	$87,282
__________

(1)	Properties owned as of January 1, 2013 and still owned as of June 30, 2014.

(2)	Includes results, from the dates of acquisition through the periods presented, for the office properties acquired or consolidated during 2013.

(3)	Includes results, from the dates of acquisition through the periods presented, for the industrial properties acquired or consolidated during 2013 and 2014.

	Six Months Ended June 30, 2014 as compared to the Six Months Ended June 30, 2013
	Same Office Properties		Acquisition Office		Same Industrial Properties		Acquisition Industrial		Retail		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
Rental Revenue	$154	0.3%	$8,019	58.5%	$(651)	(2.6)%	$2,065	140.6%	$151	7.9%	$9,738	10.3%
Tenant Reimbursement	1,733	14.5	3,089	61.3	(1,274)	(15.0)	447	146.6	4	6.2	3,999	15.5
Other Property Income	—	—	1,069	100.0	—	—	—	—	—	—	1,069	100.0
Total Revenues	1,887	3.0	12,177	65.0	(1,925)	(5.7)	2,512	141.6	155	7.8	14,806	12.3
Property Operating	606	7.0	2,457	72.2	620	34.7	207	230.0	53	60.9	3,943	28.2
Real Estate Taxes	686	8.5	1,709	56.2	(1,090)	(14.8)	258	141.0	—	—	1,563	8.4
Total Expenses	1,292	7.7	4,166	64.7	(470)	(5.1)	465	170.3	53	60.9	5,506	16.8
Net Operating Income	$595	1.3%	$8,011	65.1%	$(1,455)	(5.9)%	$2,047	136.4%	$102	5.4%	$9,300	10.7%

Net Operating Income
Net Operating Income increased $9.3 million, or 10.7%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 as a result of:

•	An increase in revenues of $14.8 million which is primarily due to:

◦	$14.7 million from our Acquisition Properties which is comprised of:

▪	an increase of $10.1 million from our Acquisition Properties for rental revenue;

▪	an increase of $3.5 million in tenant reimbursements from our Acquisition Properties; and

▪	an increase of $1.1 million from our Acquisition Office Properties due to lease termination fees included in other property income.

•	The increase in revenues are offset by an increase of $5.5 million in property operating expenses and real estate taxes due to:

◦	an increase of $4.6 million from our Acquisition Properties; and

◦	a net increase of $0.8 million from our Same Properties which is comprised of:

▪	an increase of $1.3 million in property operating expenses and real estate taxes in our Same Office Properties; and

▪	a decrease of $0.5 million primarily due to a reduction in real estate taxes in our Same Industrial Properties.
Other Expenses and Income
General and Administrative and Investment Management Fee
General and administrative expense increased $0.6 million, or 5.1%, to $12.8 million for the six months ended June 30, 2014 compared to $12.2 million for the six months ended June 30, 2013. The net increase was primarily related to payroll and administrative costs associated with the growth of the Company offset by a decrease in legal and other professional fees.
Our increase in general and administrative expenses is offset by a reduction of $0.5 million in investment management fees due to the termination of the Transitional Services Agreement.
Acquisition-Related
Acquisition-related expenses decreased $1.7 million, or 85.5%, to $0.3 million for the six months ended June 30, 2014 compared to $2.0 million for the six months ended June 30, 2013. The decrease was due to fewer properties acquired during the six months ended June 30, 2014 compared to the amount acquired during the same period in 2013.
Depreciation and Amortization
Depreciation and amortization expense increased $6.0 million or 12.4%, to $54.4 million for the six months ended June 30, 2014 as compared to $48.4 million for the six months ended June 30, 2013. The increase was primarily due to the properties acquired or consolidated during 2014 and 2013.
Interest Expense
Interest expense increased $8.4 million, or 43.0%, to $28.0 million for the six months ended June 30, 2014 compared to $19.6 million for the six months ended June 30, 2013 primarily as a result of an increase in the weighted average debt outstanding balance.
Interest Expense and Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments
During the six months ended June 30, 2013, our non-qualifying derivative instruments incurred a gain of $1.5 million. In addition, we made net payments on the non-qualifying interest rate swaps of $1.1 million. All of the Company's derivative financial instruments now qualify for hedge accounting treatment.

Gain on Conversion of Equity Interest to Controlling Interest
During the six months ended June 30, 2013, gain on conversion of equity investment to controlling interest was $77.2 million attributable to the acquisition of Duke Realty's 20% interest in 17 properties held by the Duke JV. There was no gain on conversion of equity investment to controlling interest during the six months ended June 30, 2014.
Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased $0.5 million, or 7.2%, to $7.4 million for the six months ended June 30, 2014 compared to $6.9 million for the six months ended June 30, 2013. The increase was primarily due to our properties acquired through the European JV in the fourth quarter of 2013 and the payoff of a secured note payable by the Duke JV on July 2, 2013, which was offset by lower performance from our investment in CBRE Strategic Partners Asia.
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
While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which would affect our financial condition and results of operations. For example, we may be required to comply with new laws or regulations that cause us to incur unanticipated capital expenditures for our properties, thereby increasing our liquidity needs. Even if there are no material changes to our anticipated liquidity requirements, our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or needed. As of June 30, 2014, we had $55.6 million in cash as well as approximately$680.0 million available under our unsecured revolving credit facility. Of the $55.6 million in cash, approximately $3.0 million is held in a financial institution in the United Kingdom.
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

The following table summarizes the balance and terms of our unsecured term loan facilities as of June 30, 2014 and December 31, 2013 (in thousands):

				Outstanding Balance
	Unswapped Interest Rate	Effective Interest Rate(1)	Maturity Date	June 30,	December 31,
Term Loan Facility				2014	2013

WF Term Loan #2(2)	LIBOR + 1.50%	2.49%	3/7/2018	$200,000	$200,000
WF Term Loan #3(2)	LIBOR + 1.50%	3.12%	1/15/2019	200,000	200,000
TD Term Loan(3)	LIBOR + 1.75%	3.28%	3/6/2020	50,000	50,000
Capital One Term Loan(2)	LIBOR + 1.75%	4.32%	1/31/2021	120,000	120,000
Total Unsecured Term Loan Facilities				$570,000	$570,000
__________

(1)	Represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the effect of the interest rate swaps, excluding debt issuance costs.

(2)	As of June 30, 2014 and December 31, 2013, the applicable LIBOR rate was 0.151% and 0.165%, respectively, for these loans.

(3)	As of June 30, 2014 and December 31, 2013, the applicable LIBOR rate was 0.151% and 0.16875%, respectively, for this loan.

Unsecured Revolving Credit Facility
We intend to borrow under our unsecured revolving credit facility from time to time for general corporate purposes, to fund potential acquisitions and to potentially repay long-term debt. The following table summarizes the balance and terms of our unsecured revolving credit facility as of June 30, 2014 and December 31, 2013, respectively (in thousands):

	June 30,	December 31,
	2014	2013
Outstanding Borrowings	$170,044	$170,044
Remaining Borrowing Capacity	679,956	679,956
Total Borrowing Capacity	$850,000	$850,000
Interest Rate(1)	1.45%	1.47%
Facility Fee(2)	30 bps	30 bps
Maturity Date(3)	January 15, 2018	January 15, 2018
_________

(1)	Calculated based on one-month LIBOR plus 1.30% and 1.30% as of June 30, 2014 and December 31, 2013, respectively.

(2)	The facility fee is based on the unsecured revolving credit facility's total borrowing capacity.

(3)	We may exercise an option to extend the maturity date by one year.

Secured Debt Financing
From time to time, we partially fund property acquisitions with secured mortgage financing. The following table details our Encumbered and Unencumbered Properties as of June 30, 2014 (Approximate Acquisition Cost and Debt Balance in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance
Encumbered Properties	43	$1,275,155	$638,028	14	$372,506	$185,623	57	$1,647,661	$823,651
Unencumbered Properties	57	1,350,239	—	15	362,050	—	72	1,712,289	—
Total Properties	100	$2,625,394	$638,028	29	$734,556	$185,623	129	$3,359,950	$823,651
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
Debt Covenants and Restrictions
As of June 30, 2014, we were in compliance with all financial debt covenants. See Note 6 "Debt" in the notes to our consolidated financial statements for additional information.
At-The-Market Offering
On November 6, 2013, we and CSP OP entered into four separate Equity Distribution Agreements with certain sales agents, pursuant to which we may sell, from time to time, our common shares having an aggregate offering price of up to $250.0 million. Sales of our common shares may be made in ordinary brokers' transactions on the NYSE, in negotiated transactions or transactions that are deemed to be "at the market" ("ATM") offerings, including sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. We may use these proceeds and proceeds from the sale of debt securities to repay debt, including borrowings under our unsecured revolving credit facility, to make acquisitions of properties or portfolios of properties, or for general corporate purposes. As of June 30, 2014, there have been no sales of common shares under the ATM program.
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

Sale of Real Estate Properties
We regularly work to identify, consider and pursue opportunities to dispose of non-strategic properties with the intent of using the proceeds generated from the dispositions to fund new strategic acquisitions, to repay long-term debt and for other general corporate purposes. The timing of any potential future dispositions will depend on market conditions and our capital needs. Our ability to dispose of such properties on favorable terms, or at all, is dependent upon a number of factors including the availability of credit to potential buyers to purchase properties at prices that we consider acceptable.
Transactions with Unconsolidated Joint Ventures
Transactions with unconsolidated joint ventures also provide a source of liquidity. Our unconsolidated joint ventures will from time to time obtain debt financing or sell properties and will then distribute to us, and our joint venture partners, all or a portion of the proceeds from such transactions.
Debt Composition
Our consolidated and pro rata share of unconsolidated debt is comprised of the following as of June 30, 2014 (amounts in thousands):

	Consolidated Debt(1)			Unconsolidated Debt(2)			Consolidated & Unconsolidated Debt(1)(2)
	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total
Amount
Fixed Interest Rate Debt	$81,323	$1,126,705	$1,208,028	$10,021	$175,602	$185,623	$91,344	$1,302,307	$1,393,651
Floating Interest Rate Debt	—	170,044	170,044	—	—	—	—	170,044	170,044
Total	$81,323	$1,296,749	$1,378,072	$10,021	$175,602	$185,623	$91,344	$1,472,351	$1,563,695
Weighted Average Remaining Term (years):
Fixed Interest Rate Debt			4.58			5.56			4.71
Floating Interest Rate Debt			3.54			N/A			3.54
Total			4.57			5.56			4.69
Weighted Average Interest Rate:
Fixed Interest Rate Debt			4.24%			3.48%			4.14%
Floating Interest Rate Debt			1.45%			N/A			1.45%
Total			3.90%			3.48%			3.85%
__________

(1)
Consolidated debt amount includes a $170.0 million outstanding balance on our unsecured revolving credit facility as of June 30, 2014. The unsecured revolving credit facility may be extended for an additional year from January 2018 to January 2019. The annual facility fee of 0.30% is not reflected in the interest rate amounts included this table.

(2)	Unconsolidated debt amounts are at our pro rata share of effective ownership.

Contractual Obligations and Commitments
The following table provides information with respect to our contractual obligations as of June 30, 2014 (in thousands):

Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Principal Payments - Secured Notes Payable	$59,463	$272,678	$217,240	$88,648	$638,029
Principal Payments - Unsecured Term Loan Facilities	—	—	400,000	170,000	570,000
Principal Payments - Unsecured Revolving Credit Facility	—	—	170,044	—	170,044
Principal Payments - Unconsolidated Debt at Pro Rata Share(1)	1,179	2,545	71,665	110,235	185,624
Interest Payments - Fixed-Rate Debt(2)	49,019	77,742	50,776	19,635	197,172
Interest Payments - Variable-Rate Debt(3)	2,494	4,989	1,379	—	8,862
Interest Payments - Unconsolidated Debt at Pro Rata Share(1)	6,437	12,690	9,577	8,672	37,376
Ground Lease Payments	273	546	566	4,628	6,013
Total	$118,865	$371,190	$921,247	$401,818	$1,813,120
__________

(1)	Unconsolidated debt excludes amounts due to our investment in CBRE Strategic Partners Asia.

(2)
Amounts include the expected net payments due under our interest rate swap agreements where in each case we have swapped our variable interest rate payments due under the debt agreements for fixed rates of interest payments.

(3)
As of June 30, 2014, our variable rate debt consisted of amounts outstanding under our unsecured revolving credit facility. The variable interest rate payments are based on LIBOR plus a spread of 1.30%. As of June 30, 2014, LIBOR was 0.151%.

Debt Maturities
The following table details our consolidated and unconsolidated debt maturities as of June 30, 2014 (in thousands):

	Consolidated Debt(1)			Unconsolidated Debt(2)			Consolidated & Unconsolidated Debt(1)(2)
	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total
Remaining 2014	$7,957	35,413	$43,370	$582	$—	$582	$8,539	$35,413	$43,952
2015	16,028	132,448	148,476	1,210	—	1,210	17,238	132,448	149,686
2016	12,838	121,341	134,179	1,272	—	1,272	14,110	121,341	135,451
2017	12,028	34,327	46,355	1,338	68,848	70,186	13,366	103,175	116,541
2018	10,127	431,986	442,113	1,408	—	1,408	11,535	431,986	443,521
2019	7,447	300,786	308,233	1,481	—	1,481	8,928	300,786	309,714
2020	5,962	50,000	55,962	1,558	53,534	55,092	7,520	103,534	111,054
2021	3,742	190,448	194,190	1,172	53,220	54,392	4,914	243,668	248,582
2022	1,870	—	1,870	—	—	—	1,870	—	1,870
2023	1,987	—	1,987	—	—	—	1,987	—	1,987
Thereafter	1,337	—	1,337	—	—	—	1,337	—	1,337
Total	$81,323	$1,296,749	$1,378,072	$10,021	$175,602	$185,623	$91,344	$1,472,351	$1,563,695
__________

(1)
Consolidated debt amount includes a $170.0 million outstanding balance on the unsecured revolving credit facility as of June 30, 2014. The unsecured revolving credit facility expires January 15, 2018. We may exercise an option to extend the maturity date by one year.

(2)	Unconsolidated debt amounts are at our pro rata share of effective ownership.

Distribution Policy
We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2004. As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute currently to our shareholders. Under the Internal Revenue Code of 1986 (the "Internal Revenue Code"), REITs are subject to numerous organizational and operational requirements, including a requirement that they generally distribute at least 90% of their annual net taxable income (excluding net capital gains) to their shareholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify.
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
The following table presents total distributions declared and paid and distributions per share as well as the source of payment of such distributions, for the following periods (in thousands, except per share amounts):

2014 Quarter	First	Second
Total distributions declared and paid	$29,820	$29,862
Distributions per share	$0.126	$0.126
Amount of distributions per share funded by cash flows provided by operating entities	$0.126	$0.126
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
On July 31, 2014, our Board of Trustees approved a monthly distribution of $0.042 per common share for each of the months of October, November and December of 2014. The October dividend will be paid on November 7, 2014 to all shareholders of record on October 30, 2014, the November dividend will be paid on December 8, 2014 to all shareholders of record on November 26, 2014, and the December dividend will be paid on January 7, 2015 to all shareholders of record on December 30, 2014.
Historical Cash Flows
Our net cash provided by operating activities increased by $17.5 million to $72.9 million for the six months ended June 30, 2014, compared to $55.4 million for the six months ended June 30, 2013. The increase was primarily due to Net Operating Income generated by the properties acquired or consolidated since January 1, 2013.
Net cash used in investing activities decreased by $64.4 million to $12.2 million for the six months ended June 30, 2014, compared to $76.6 million for the six months ended June 30, 2013. The decrease was primarily attributable to a reduction of $35.7 million paid for acquisitions during the current period as compared to the prior year period. In addition, we received a $19.7 million distribution from the sale of an office property through the Duke JV and a VAT refund for a property in the European JV.
Net cash used in financing activities increased by $90.0 million to $88.1 million for the six months ended June 30, 2014, compared to net cash provided by financing activities of $1.9 million for the six months ended June 30, 2013. During the six months ended June 30, 2014 we increased our distribution payments by $18.5 million as compared to the prior year period. During the six months ended June 30, 2013 we received $250.0 million from borrowings under our unsecured term loan facilities offset by $169.2 million paid to complete our Tender Offer in the prior year period.
Off-Balance Sheet Arrangements
As of June 30, 2014, we had four Investments in Unconsolidated Entities: (i) a 5.07% ownership interest in CBRE Strategic Partners Asia; (ii) an 80% ownership interest in the Duke JV; (iii) an 80% ownership interest in the UK JV; and (iv) an 80% ownership interest in the European JV. Our investments are discussed in Note 4 to the accompanying condensed consolidated financial statements "Investments in Unconsolidated Entities."
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

The following table presents our FFO, Core FFO and AFFO for the three and six months ended June 30, 2014 and 2013 (in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Reconciliation of Net Income (Loss) to FFO, Core FFO and AFFO
Net Income (Loss)	$5,153	$(3,640)	$8,472	$78,450
Real Estate Depreciation and Amortization	27,010	26,770	54,141	48,774
Pro Rata Share of Real Estate Depreciation and Amortization from Unconsolidated Entities	8,238	8,396	17,009	18,546
Loss (Gain) on Conversion of Equity Interest to Controlling Interest	—	32	—	(77,203)
Pro Rata Share of Realized Loss (Gain) on Investment in CBRE Strategic Partners Asia	—	(132)	—	2,113
Funds from Operations	$40,401	$31,426	$79,622	$70,680
Acquisition-Related Expenses	—	162	290	2,003
Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	14	(2,383)	(12)	(1,466)
Transition and Listing Expenses	—	11,199	—	11,234
Pro Rata Share of Unrealized Loss (Gain) on Investment in CBRE Strategic Partners Asia	50	(1,032)	120	(3,565)
Core Funds from Operations	$40,465	$39,372	$80,020	$78,886
Amortization of Non-Cash Interest Expense	(244)	(436)	(348)	(367)
Pro Rata Share of Amortization of Non-Cash Interest Expense from Unconsolidated Entities	119	149	238	339
Amortization of Above and Below Market Leases	1,401	1,699	2,883	3,072
Pro Rata Share of Amortization of Above/Below Market Leases from Unconsolidated Entities	(54)	(111)	(108)	(24)
Amortization of Deferred Revenue Related to Tenant Improvements	(199)	(633)	(475)	(633)
Share-Based Compensation	912	553	1,924	993
Straight-line Rent Adjustments, Net	(1,253)	(2,621)	(2,545)	(4,531)
Pro Rata Share of Straight-Line Rent Adjustments, Net from Unconsolidated Entities	225	(1,800)	730	(3,382)
Recurring Capital Expenditures	(3,066)	(1,615)	(4,917)	(2,238)
Pro Rata Share of Recurring Capital Expenditures from Unconsolidated Entities	(240)	(693)	(242)	(1,531)
Adjusted Funds from Operations	$38,066	$33,864	$77,160	$70,584
Amounts per share (Basic and Diluted):
Net Income (Loss) Attributable to Common Shareholders	$0.02	$(0.02)	$0.03	$0.31
Funds from Operations	$0.17	$0.13	$0.34	$0.28
Core Funds from Operations	$0.17	$0.16	$0.34	$0.32
Adjusted Funds from Operations	$0.16	$0.14	$0.33	$0.28

Subsequent Events
On July 1, 2014, we repaid a $11.6 million note payable prior to its maturity date of October 1, 2014.
On July 7, 2014, we amended the unsecured revolving credit facility and the unsecured term loan facilities ("unsecured loans") to reduce the Capitalization Rate, which is used to calculate the value of our assets for certain covenants under the unsecured loans, from 8.00% to 7.25%. There were no other changes to the terms of the unsecured loans in connection with this amendment.
On July 23, 2014, we sold Maskew Retail Park, our last retail property. Maskew Retail Park, a 144,400 square foot shopping center located in the United Kingdom, was sold for approximately $63.0 million. In connection with the sale, we paid off the secured note payable of approximately $23.8 million and terminated the related swap agreement.
On July 31, 2014, our Board of Trustees approved a monthly distribution of $0.042 per common share for each of the months of October, November and December of 2014. The October dividend will be paid on November 7, 2014 to all shareholders of record on October 30, 2014, the November dividend will be paid on December 8, 2014 to all shareholders of record on November 26, 2014, and the December dividend will be paid on January 7, 2015 to all shareholders of record on December 30, 2014.
On July 31, 2014, we acquired 1 Rocket Road located in Hawthorne, California for a purchase price of approximately $46.7 million exclusive of customary closing costs. The acquisition was funded using proceeds from the sale of properties and assumption of an existing loan. 1 Rocket Road is a 510,000 square foot industrial building and is 100% leased to the Space Exploration Technologies Corp. (SpaceX). In connection with the acquisition, we assumed a $18.7 million fixed rate mortgage loan issued by Wells Fargo Commercial Mortgage Securities, Inc., that bears interest at a rate of 6.6% per annum and matures on August 1, 2020.
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

To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on its outstanding hedging instruments. We applied various basis point spreads to the underlying interest rate curves of the derivative portfolio in order to determine the instruments’ change in fair value. The following tables summarize the results of the analysis performed for the six months ended June 30, 2014 and 2013, respectively (amounts in thousands):

			Effects of Change in Interest Rates as of
Type of Instrument	Notional Amount	Maturity Date	June 30, 2014
			-100 Basis Points	-50 Basis Points	+50 Basis Points	+100 Basis Points

Qualifying Interest Rate Swap on Maskew Retail Park Debt(1)	$23,909	8/10/2014	$(7)	$(7)	$7	$14
Qualifying Interest Rate Swap on Point West I Debt	10,879	12/6/2016	(156)	(103)	126	252
Qualifying Interest Rate Swap on WF Term Loan #2	200,000	3/7/2018	(6,348)	(3,471)	3,461	6,849
Qualifying Interest Rate Swap on Atrium I	22,048	5/31/2018	(717)	(372)	385	760
Qualifying Interest Rate Swap on WF Term Loan #3	200,000	1/15/2019	(8,730)	(4,402)	4,201	8,328
Qualifying Interest Rate Swap on Easton III debt	6,373	1/31/2019	(256)	(129)	132	258
Qualifying Interest Rate Swap on TD Term Loan	50,000	3/6/2020	(2,692)	(1,329)	1,290	2,540
Qualifying Interest Rate Swap on Capital One Term Loan	120,000	1/31/2021	(7,406)	(3,670)	3,691	7,126
__________

(1)	Based on three-month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.

			Effects of Change in Interest Rates as of
Type of Instrument	Notional Amount	Maturity Date	June 30, 2013
			-100 Basis Points	-50 Basis Points	+50 Basis Points	+100 Basis Points

Qualifying Interest Rate Swap on Maskew Retail Park Debt(1)	$21,252	8/10/2014	(139)	(112)	112	222
Qualifying Interest Rate Swap on Point West I Debt	$11,204	12/6/2016	(268)	(167)	178	354
Qualifying Interest Rate Swap on Wells Fargo Term Loan	$200,000	3/7/2018	(8,909)	(4,400)	4,288	8,464
Qualifying Interest Rate Swap on Atrium I Debt	$22,984	5/31/2018	(937)	(482)	480	950
Qualifying Interest Rate Swap on Easton III Debt	$6,559	1/31/2019	(314)	(161)	156	310
Qualifying Interest Rate Swap on TD Term Loan	$50,000	3/6/2020	(3,059)	(1,423)	1,447	2,844
__________

(1)	Based on three-month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.
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

A 100 basis point increase or decrease in interest rates would increase or decrease the fair market value of our notes payable by $19.2 million at June 30, 2014. In addition, a 100 basis point increase or decrease in interest rates would either increase or decrease annual variable interest expense by approximately $0.2 million on the Maskew Retail Park property.
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
Changes in Internal Controls Over Financial Reporting
No changes in internal control over financial reporting occurred during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
We are not party to any material legal proceedings as of June 30, 2014.
ITEM 1A.    RISK FACTORS
There have been no material changes to the "Risk Factors" set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURE
None.
ITEM 5.    OTHER INFORMATION
None.
ITEM 6.    EXHIBITS

10.1	Chambers Street Properties Incentive Bonus Plan (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35933) filed July 31, 2014 and incorporated herein by reference).

10.2	Form of Restricted Share Award Agreement (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35933) filed July 31, 2014 and incorporated herein by reference).

10.3	Form of Restricted Share Unit Award Agreement (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35933) filed July 31, 2014 and incorporated herein by reference).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101
The following materials from Chambers Street Properties' Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to the Condensed Consolidated Financial Statements, filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chambers Street Properties

Date: August 7, 2014	/S/ JACK A. CUNEO
Jack A. Cuneo
President and Chief Executive Officer

Date: August 7, 2014	/S/ MARTIN A. REID
Martin A. Reid
Chief Financial Officer