Form 10-Q
period 2014-09-30
CHAMBERS STREET PROPERTIES
filed 2014-11-03
CIK 1297587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 001-35933

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of the registrant's common shares of beneficial ownership, $0.01 par value, was 236,924,176 as of October 31, 2014.

CHAMBERS STREET PROPERTIES

PART I.
FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CHAMBERS STREET PROPERTIES
Condensed Consolidated Balance Sheets
as of September 30, 2014 and December 31, 2013
(In Thousands, Except Share Data)

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Investments in Real Estate:
Land	$641,720	$639,382
Land Available for Expansion	25,701	24,631
Buildings and Improvements	1,633,625	1,606,209
	2,301,046	2,270,222
Less: Accumulated Depreciation and Amortization	(243,073)	(195,778)
Net Investments in Real Estate	2,057,973	2,074,444
Investments in Unconsolidated Entities	460,211	514,802
Cash and Cash Equivalents	58,546	83,007
Restricted Cash	14,372	15,236
Tenant and Other Receivables, Net	14,147	10,394
Deferred Rent	40,123	35,499
Deferred Leasing Costs and Intangible Assets, Net	220,802	248,872
Deferred Financing Costs, Net	9,908	11,585
Prepaid Expenses and Other Assets	13,647	16,757
Total Assets	$2,889,729	$3,010,596
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Secured Notes Payable, Net	$632,361	$681,200
Unsecured Term Loan Facilities	570,000	570,000
Unsecured Revolving Credit Facility	170,044	170,044
Accounts Payable, Accrued Expenses and Other Liabilities	57,587	50,053
Intangible Liabilities, Net	26,988	28,070
Prepaid Rent and Security Deposits	15,918	16,648
Distributions Payable	9,951	9,931
Total Liabilities	1,482,849	1,525,946
COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS' EQUITY
Common Shares of Beneficial Interest, $0.01 par value, 990,000,000 shares authorized; 236,924,176 and 236,463,981 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	2,362	2,359
Additional Paid-in-Capital	2,069,710	2,067,008
Accumulated Deficit	(651,909)	(589,313)
Accumulated Other Comprehensive (Loss) Income	(13,283)	4,596
Total Shareholders' Equity	1,406,880	1,484,650
Total Liabilities and Shareholders' Equity	$2,889,729	$3,010,596
See accompanying notes to condensed consolidated financial statements.

CHAMBERS STREET PROPERTIES
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)
(In Thousands, Except Share and per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUES
Rental	$52,391	$50,670	$156,300	$144,841
Tenant Reimbursements	15,219	14,116	45,034	39,933
Other Property Income	537	—	1,606	—
Total Revenues	68,147	64,786	202,940	184,774
EXPENSES
Property Operating	9,113	8,489	27,058	22,491
Real Estate Taxes	9,927	9,891	30,193	28,595
General and Administrative	7,230	5,514	20,047	17,708
Investment Management Fee	—	—	—	489
Acquisition-Related	265	175	555	2,178
Depreciation and Amortization	27,208	26,435	81,572	74,802
Transition and Listing	—	1,447	—	12,681
Total Expenses	53,743	51,951	159,425	158,944
OTHER EXPENSES AND INCOME
Interest and Other Income	255	618	573	1,105
Interest Expense	(13,685)	(12,902)	(41,653)	(32,456)
Interest Expense and Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	68	163	80	582
Gain on Asset Disposition, Net	13,175	—	13,175	—
Loss on Early Extinguishment of Debt	—	(1,572)	—	(1,572)
(Loss) Gain on Conversion of Equity Interest to Controlling Interest	—	(1,667)	—	75,536
Total Other (Expenses) Income	(187)	(15,360)	(27,825)	43,195
Income (Loss) Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	14,217	(2,525)	15,690	69,025
Provision For Income Taxes	(140)	(54)	(579)	(274)
Equity in Income of Unconsolidated Entities	4,391	3,324	11,829	10,263
INCOME FROM CONTINUING OPERATIONS	18,468	745	26,940	79,014
DISCONTINUED OPERATIONS
Income from Discontinued Operations	—	114	—	295
TOTAL INCOME FROM DISCONTINUED OPERATIONS	—	114	—	295
NET INCOME	18,468	859	26,940	79,309
Net Income Attributable to Non-Controlling Operating Partnership Units	—	(3)	—	(82)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$18,468	$856	$26,940	$79,227
Basic and Diluted Net Income per Share from Continuing Operations Attributable to Common Shareholders	$0.08	$0.00	$0.11	$0.32
Basic and Diluted Net Income per Share Attributable to Common Shareholders	$0.08	$0.00	$0.11	$0.32
Weighted Average Common Shares Outstanding-Basic and Diluted	236,954,218	236,548,477	236,847,551	244,373,249
See accompanying notes to condensed consolidated financial statements.

CHAMBERS STREET PROPERTIES
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
NET INCOME	$18,468	$859	$26,940	$79,309
Foreign Currency Translation (Loss) Gain	(15,946)	10,431	(13,793)	2,955
Swap Fair Value Adjustments	3,805	(4,714)	(4,086)	(495)
COMPREHENSIVE INCOME	6,327	6,576	9,061	81,769
Comprehensive Income Attributable to Non-Controlling Operating Partnership Units	—	(9)	—	(85)
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$6,327	$6,567	$9,061	$81,684
See accompanying notes to condensed consolidated financial statements.

CHAMBERS STREET PROPERTIES
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2014 and 2013 (unaudited)
(In Thousands)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$26,940	$79,309
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Equity in Income of Unconsolidated Entities	(11,829)	(10,263)
Distributions from Unconsolidated Entities	36,891	30,878
Interest Expense and Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	(80)	(1,731)
Loss on Early Extinguishment of Debt	—	1,572
Gain on Asset Disposition, Net	(13,175)	—
Gain on Conversion of Equity Investment to Controlling Interest	—	(75,535)
Depreciation and Amortization	81,572	75,409
Amortization of Non-Cash Interest Expense	(660)	(461)
Amortization of Above and Below Market Leases	4,056	5,028
Share-Based Compensation	3,452	5,354
Straight-Line Rent Adjustment	(4,641)	(7,886)
Changes in Assets and Liabilities:
Tenant and Other Receivables	(3,760)	(3,978)
Prepaid Expenses and Other Assets	(1,858)	(10,142)
Accounts Payable, Accrued Expenses and Other Liabilities	5,939	4,494
Net Cash Flows Provided by Operating Activities	122,847	92,048
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Real Property	(55,424)	(114,457)
Proceeds from Sale of Real Estate	61,100	—
Investments in Unconsolidated Entities	(7,624)	(105,269)
Distributions from Unconsolidated Entities	22,469	—
Acquisition Deposit	—	(2,750)
Restricted Cash	864	(4,249)
Lease Commissions	(3,210)	(404)
Improvements to Variable Interest Entity	—	(11,254)
Improvements to Investments in Real Estate	(7,125)	(6,646)
Net Cash Flows Provided by (Used in) Investing Activities	11,050	(245,029)

CHAMBERS STREET PROPERTIES
Condensed Consolidated Statements of Cash Flows (continued)
For the Nine Months Ended September 30, 2014 and 2013 (unaudited)
(In Thousands)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of Common Shares	—	(47,429)
Repurchase and Cancellation of Common Shares	—	(125,000)
Repurchase and Cancellation of Vested Shares	(747)	(1,585)
Payment of Distributions	(89,516)	(76,596)
Distribution to Non-Controlling Interest Operating—Partnership Units	—	(2,390)
Acquisition of Non-Controlling Interest—Variable Interest Entity	—	(3,431)
Borrowings on Unsecured Revolving Credit Facility	10,000	364,044
Principal Payments on Unsecured Revolving Credit Facility	(10,000)	(529,044)
Proceeds from Unsecured Term Loan Facilities	—	570,000
Principal Payments on Secured Notes Payable	(67,329)	(34,025)
Payment of Financing Costs	(464)	(6,633)
Net Cash Flows (Used in) Provided by Financing Activities	(158,056)	107,911
EFFECT OF FOREIGN CURRENCY TRANSLATION	(302)	(35)
Net Decrease in Cash and Cash Equivalents	(24,461)	(45,105)
Cash and Cash Equivalents, Beginning of the Period	83,007	107,355
Cash and Cash Equivalents, End of the Period	$58,546	$62,250
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for Interest	$42,203	$31,085
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distributions Declared and Payable	$9,951	$29,562
Accounts Payable and Accrued Expenses—Construction In Progress	$487	$838
JV Contribution/Distribution—Expansion	$—	$19
Notes Payable Assumed on Acquisitions of Real Estate	$20,611	$216,011
Proceeds from Dividend Reinvestment Program	$—	$33,580
Conversion of Duke JV Equity Investment to Controlling Interest	$—	$139,770
See accompanying notes to condensed consolidated financial statements.

CHAMBERS STREET PROPERTIES
Condensed Consolidated Statements of Equity
For the Nine Months Ended September 30, 2014 and 2013 (unaudited)
(In Thousands, Except Share Data)

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2014	236,463,981	$2,359	$2,067,008	$(589,313)	$4,596	$1,484,650
Net Income Attributable to Common Shareholders	—	—	—	26,940	—	26,940
Other Comprehensive Loss	—	—	—	—	(17,879)	(17,879)
Share-Based Compensation	555,508	4	3,448	—	—	3,452
Repurchase and Cancellation of Vested Shares	(95,313)	(1)	(746)	—	—	(747)
Distributions Declared ($0.378 per share)	—	—	—	(89,536)	—	(89,536)
Balance at September 30, 2014	236,924,176	$2,362	$2,069,710	$(651,909)	$(13,283)	$1,406,880

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2013	249,664,156	$2,494	$2,203,888	$(540,462)	$(8,587)	$1,657,333
Net Income Attributable to Common Shareholders	—	—	—	79,227	—	79,227
Other Comprehensive Income	—	—	—	—	2,460	2,460
Net Contributions From DRIP of Common Shares, $0.01 Par Value	3,534,649	36	33,544	—	—	33,580
Share-Based Compensation	816,425	5	5,349	—	—	5,354
Repurchase and Cancellation of Vested Shares	(178,078)	(2)	(1,583)	—	—	(1,585)
Redemption of Common Shares	(4,996,934)	(50)	(47,379)	—	—	(47,429)
Adjustment to Record Non-Controlling Interest at Redemption Value	—	—	154	—	—	154
Distribution to Non-Controlling Interest	—	—	(2,605)	—	—	(2,605)
Repurchase and Cancellation of Common Shares	(12,376,237)	(124)	(124,876)	—	—	(125,000)
Distributions Declared ($0.425 per share)	—	—	—	(102,320)	—	(102,320)
Balance at September 30, 2013	236,463,981	$2,359	$2,066,492	$(563,555)	$(6,127)	$1,499,169
See accompanying notes to condensed consolidated financial statements.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)

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
We operate in an umbrella partnership REIT structure in which our operating partnership, CSP Operating Partnership, LP ("CSP OP"), indirectly owns substantially all of the properties acquired on our behalf. CSP OP was formed in Delaware on March 30, 2004, and we are the 100% owner and sole general partner. For each interest in our common shares of beneficial interest $0.01 par value (the "common shares"), that we issue, an equal interest in the limited partnership units of CSP OP is issued to us in exchange for the cash proceeds from the issuance of the interest in our common shares. As of September 30, 2014, we owned 100% of the limited partnership units of CSP OP directly or indirectly through a wholly-owned taxable REIT subsidiary.
On May 21, 2013, we listed our common shares on the New York Stock Exchange (the "NYSE") under the symbol "CSG" (our "Listing") and concurrently commenced a modified "Dutch Auction" tender offer to purchase up to $125.0 million in value of the common shares (the "Tender Offer") from our shareholders. As a result of the Tender Offer, on June 26, 2013, we accepted for purchase 12,376,237 common shares at a purchase price of $10.10 per share, for an aggregate cost of approximately $125.0 million, excluding fees and expenses relating to the Tender Offer. As of September 30, 2014, we had 236,924,176 common shares issued and outstanding.
As of September 30, 2014, we owned, on a consolidated basis, 100 industrial (primarily warehouse/distribution) and office properties located in 19 U.S. states (Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Maryland, Massachusetts, Minnesota, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Texas and Virginia) and in the United Kingdom, encompassing approximately 23.5 million rentable square feet. Our consolidated properties were approximately 96.1% leased (based upon rentable square feet) as of September 30, 2014. As of September 30, 2014, 76 of our consolidated properties were net leased to single tenants, which encompassed approximately 19.2 million rentable square feet.
We had ownership interests in four unconsolidated entities that, as of September 30, 2014, owned interests in 32 properties. Excluding those properties owned through our investment in CB Richard Ellis Strategic Partners Asia II-A, L.P. ("CBRE Strategic Partners Asia"), we owned, on an unconsolidated basis, 29 industrial (primarily warehouse/distribution) and office properties located in eight U.S. states (Arizona, Florida, Illinois, Indiana, North Carolina, Ohio, Tennessee and Texas) and three countries in Europe (France, Germany and the United Kingdom), encompassing approximately 12.8 million rentable square feet. Our unconsolidated properties were approximately 99.5% leased (based upon rentable square feet) as of September 30, 2014. As of September 30, 2014, 20 of our unconsolidated properties were net leased to single tenants, which encompassed approximately 11.5 million rentable square feet.
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

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)

2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") and reflect the accounts of the Company, CSP OP and its consolidated subsidiaries. The Company consolidates its wholly-owned properties and joint ventures it controls through either 1) voting rights or similar rights or 2) by means other than voting rights if the Company is deemed to be the primary beneficiary of a variable interest entity. All intercompany accounts and transactions are eliminated in consolidation.
Certain information and footnotes required for annual financial statement presentation have been condensed or excluded pursuant to Securities and Exchange Commission (the "SEC") rules and regulations. Accordingly, our interim financial statements do not include all of the information and disclosures required under GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary in all material respects to present fairly our financial position, results of our operations and cash flows as of and for the three and nine months ended September 30, 2014 have been made. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations to be expected for the entire year. The condensed consolidated financial statements and notes thereto should be read in conjunction with our current Annual Report on Form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2013.
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
Segment Information
Our chief operating decision-makers internally evaluate the operating performance and financial results of our portfolio based on Net Operating Income. We define "Net Operating Income" as: rental income, tenant reimbursements, and other property income less property and related expenses (operating and maintenance and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and corporate general and administrative expenses. During the first quarter of 2014, we reassessed our segment reporting and determined that the proper aggregation of our properties was by property type, Industrial Properties and Office Properties. Both of these operating segments meet the 10% quantitative reporting thresholds to be considered a reportable segment under GAAP and reflect the core operations of our business. Beginning with the reporting period ended March 31, 2014, we view our consolidated property operations as two reportable segments: Industrial Properties and Office Properties. In addition, we had one non-reportable segment, which was Retail Properties. However, during the third quarter ended September 30, 2014 we sold our last remaining retail property, therefore, eliminating the non-reportable segment from future reportable presentations. We have reclassified the prior period segment financial results to conform to the current year presentation.
Revenue Recognition and Valuation of Receivables
All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $14.8 million and $14.5 million as security for such leases at September 30, 2014 and December 31, 2013.
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
Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management's determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $57,000 and $24,000 as of September 30, 2014 and December 31, 2013, respectively.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)

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
The carrying value of our United Kingdom assets and liabilities fluctuate due to changes in the exchange rate between the USD and the GBP. The exchange rate of the USD to the GBP was $1.6213 and $1.6573 at September 30, 2014 and December 31, 2013, respectively. The profit and loss weighted average exchange rate of the USD to the GBP was approximately $1.6862 and $1.5301 for the three months ended September 30, 2014 and 2013, respectively; and approximately $1.6737 and $1.5449 for the nine months ended September 30, 2014 and 2013, respectively.
The carrying value of our assets and liabilities held within our joint venture in Europe (the "European JV") fluctuate due to changes in the exchange rate between the USD and the Euro ("EUR"). The exchange rate of the USD to the EUR was $1.2631 and $1.3753 at September 30, 2014 and December 31, 2013. The profit and loss weighted average exchange rate of the USD to the EUR was approximately $1.3402 and $1.3175 for the three months ended September 30, 2014 and 2013, respectively; and approximately $1.3611 and $1.3146 for the nine months ended September 30, 2014 and 2013, respectively.
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
ASC 740-10 Income Taxes requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We did not have a liability for any unrecognized benefits as of September 30, 2014. The tax years from 2010 through 2013 remain open to examination by the taxing jurisdictions to which the Company is subject.
Included as a component of our tax provision, we have incurred income and other taxes (franchise, local and state government and international) related to our continuing operations in the amount of $140,000 and $54,000 during the three months ended September 30, 2014 and 2013, respectively; and $579,000 and $274,000 during the nine months ended September 30, 2014 and 2013, respectively. The United Kingdom taxes real property operating results at a statutory rate of 20%. The United Kingdom taxable losses to date have generated a deferred tax

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)

asset of approximately $0.6 million consisting of these net operating loss carryforwards. We have provided for a full valuation allowance of $0.6 million as of September 30, 2014 on deferred tax assets because it is not likely that future operating profits in the United Kingdom would be sufficient to absorb the net operating losses.
New Accounting Standards
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which requires only disposals representing a strategic shift in operations (i.e., a disposal of a major geographic area, a major line of business, or a major equity method investment) to be presented as discontinued operations. The standard also requires expanded disclosures about discontinued operations and is intended to provide financial statement users with information about the ongoing trends in a company's results from continuing operations. ASU No. 2014-08 is effective in the first quarter of 2015 for public entities with calendar year ends. However, companies are permitted to early adopt the standard, beginning in the first quarter of 2014, but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issuance. We early adopted this standard in the first quarter of 2014 and the adoption did not have a material effect on our financial condition, results of operations, or disclosures.
In May 2014, the FASB and IASB issued their final standard on revenue from contracts with customers. The standard, issued by the FASB as ASU 2014-09, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including the guidance on real estate derecognition for most transactions. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in ASU 2014-09. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early application is not permitted. We are assessing the impact of this guidance on our consolidated financial statements and notes to our consolidated financial statements.
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
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of this guidance is not anticipated to have a material impact on our consolidated financial statements or notes to our consolidated financial statements.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)

3. Investment in Real Estate Activity
Wholly-Owned Property Acquisitions
During the nine months ended September 30, 2014, we acquired the properties listed below. The acquisitions were funded with proceeds from our unsecured revolving credit facility and proceeds from the sale of properties during the fourth quarter of 2013 and third quarter of 2014.

Property	Market		Date of Acquisition	Purchase Price ('000s)	Net Rentable Square Feet	% Leased at 9/30/14
							Property Type
445 Airtech Parkway(1)	Indianapolis	IN	1/2/2014	$30,200	622,440	100%	Industrial
1 Rocket Road(2)	Los Angeles - South Bay	CA	7/31/2014	46,650	514,753	100%	Industrial
Total 2014 Wholly-Owned Property Acquisitions				$76,850	1,137,193
________

(1)	The purchase price includes a $2.8 million deposit paid during the fourth quarter of 2013.

(2)
In connection with this acquisition, we assumed secured debt with an outstanding principal balance of $18.7 million that was recorded at fair value on the acquisition date, resulting in a premium of approximately $1.9 million.

The following table summarizes the preliminary allocation of the fair value of amounts recognized for each major class of assets and liabilities for properties acquired during the nine months ended September 30, 2014 (in thousands):

	445 Airtech Parkway	1 Rocket Road	Total
Assets
Land	$5,666	$15,672	$21,338
Land Available for Expansion	1,070	—	1,070
Building and Improvements	19,443	30,355	49,798
Acquired In-Place Leases(1)	2,596	4,479	7,075
Deferred Leasing Costs(2)	—	934	934
Other Intangible Assets(3)	1,425	—	1,425
Total Assets Acquired	30,200	51,440	81,640
Liabilities
Acquired Below-Market Leases(4)	—	2,855	2,855
Secured Notes Payable, Net	—	20,611	20,611
Total Liabilities Assumed	—	23,466	23,466
Net Assets Acquired	$30,200	$27,974	$58,174
__________

(1)	Represents acquired in-place leases with a weighted average amortization period of 9.02 years.

(2)	Represents deferred leasing costs with weighted average amortization period of 8.50 years.

(3)	Represents other intangible assets with a weighted average amortization period of 9.92 years.

(4)	Represents acquired below-market leases with a weighted average amortization period of 8.50 years.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)

The following table summarizes the combined results of operations for 445 Airtech Parkway and 1 Rocket Road, from January 2, 2014 and July 31, 2014, the respective dates of acquisition, through September 30, 2014 (in thousands):

Revenues	$2,552
Net Income	$501
Unaudited pro forma results, assuming the acquisitions of 445 Airtech Parkway and 1 Rocket Road had occurred as of January 1, 2013, are presented below. Non-recurring acquisition costs totaling $0.3 million and $0.6 million are excluded from the 2014 pro forma results and are included in the three and nine months ended September 30, 2013 results as an operating expense.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues from Continuing Operations	$68,545	$66,631	$205,726	$188,665
Net Operating Income from Continuing Operations	49,423	47,952	147,898	136,837
Net Income Attributable to Common Shareholders	18,923	1,400	28,825	80,326
Basic and Diluted Net Income per Share Attributable to Common Shareholders	$0.08	$0.01	$0.12	$0.33
Weighted Average Common Shares Outstanding - Basic and Diluted	236,954,218	236,548,477	236,847,551	244,373,249
Dispositions
During the nine months ended September 30, 2014, we sold Maskew Retail Park, our last retail property. Maskew Retail Park, a 144,400 square foot shopping center located in the United Kingdom, was sold for a gross sales price of $63.0 million with a gain of $13.2 million. In connection with the sale, we paid off secured debt with an outstanding principal of $23.8 million and terminated the related swap prior to the maturity date.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)

4. Investments in Unconsolidated Entities
As of September 30, 2014 and December 31, 2013, we owned the following number of properties through unconsolidated entities:

	Ownership %	Number of Properties
		September 30,	December 31,
		2014	2013
Duke JV	80.0%	17	18
European JV	80.0%	9	9
UK JV	80.0%	3	3
CBRE Strategic Partners Asia	5.07%	3	3
		32	33
Investments in unconsolidated entities at September 30, 2014 and December 31, 2013 consist of the following (in thousands):

	September 30,	December 31,
	2014	2013
Duke JV	$265,458	$292,548
European JV	152,853	174,272
UK JV	34,838	36,794
Afton Ridge(1)	123	1,512
CBRE Strategic Partners Asia	6,939	9,676
	$460,211	$514,802
__________

(1)	Amount at December 31, 2013 represents cash and an escrow holdback at the joint venture. The Afton Ridge Shopping Center was sold during December 2013.
The following is a summary of the investments in unconsolidated entities for the nine months ended September 30, 2014 and the year ended December 31, 2013 (in thousands):

	September 30,	December 31,
	2014	2013
Investment Balance, January 1	$514,802	$515,829
Contributions	7,624	210,745
Company's Equity in Net Income (including adjustments for basis differences)	11,829	12,111
Other Comprehensive (Loss) Income of Unconsolidated Entities	(14,684)	7,293
Conversion of Duke JV Equity Investment to Controlling Interest	—	(139,558)
Distributions	(59,360)	(91,618)
Investment Balance, End of Period	$460,211	$514,802

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)

The combined balance sheets of our investments in unconsolidated entities at September 30, 2014 are as follows (in thousands):

	Duke JV	European JV	Other	Total

Assets
Investments in Real Estate(1)	$378,919	$314,594	$190,998	$884,511
Other Assets	41,768	21,237	9,999	73,004
Total Assets	$420,687	$335,831	$200,997	$957,515
Liabilities and Equity
Secured Notes Payable, net	$78,690	$141,114	$—	$219,804
Other Liabilities	10,752	3,651	16,801	31,204
Total Liabilities	89,442	144,765	16,801	251,008
CSP Equity	265,458	152,853	41,900	460,211
Other Investors' Equity	65,787	38,213	142,296	246,296
Total Liabilities and Equity	$420,687	$335,831	$200,997	$957,515
The combined balance sheets of our investments in unconsolidated entities at December 31, 2013 are as follows (in thousands):

	Duke JV	European JV	Other	Total

Assets
Investments in Real Estate(1)	$403,818	$343,642	$243,370	$990,830
Other Assets	52,086	35,872	15,713	103,671
Total Assets	$455,904	$379,514	$259,083	$1,094,501
Liabilities and Equity
Secured Notes Payable, net	$79,761	$153,651	$—	$233,412
Other Liabilities	11,055	8,023	17,146	36,224
Total Liabilities	90,816	161,674	17,146	269,636
CSP Equity	292,549	174,272	47,981	514,802
Other Investors' Equity	72,539	43,568	193,956	310,063
Total Liabilities and Equity	$455,904	$379,514	$259,083	$1,094,501
__________

(1)
Includes REIT Basis Adjustments for costs incurred by the Company outside of the Duke JV that are directly capitalizable to its investment in real estate assets acquired, including acquisition costs paid to our former investment advisor prior to January 1, 2009.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)

The combined statements of operations for our investments in unconsolidated entities for the three months ended September 30, 2014 and September 30, 2013 are as follows (in thousands):

	Three Months Ended
	September 30, 2014				September 30, 2013
	Duke JV	European JV	Other	Total	Duke JV	European JV	Other	Total
Total Revenue	$14,331	$7,114	$4,395	$25,840	$16,680	$4,589	$7,841	$29,110
Operating Expenses	3,980	722	820	5,522	5,329	742	1,188	7,259
Net Operating Income	10,351	6,392	3,575	20,318	11,351	3,847	6,653	21,851
Depreciation and Amortization	6,611	3,061	532	10,204	7,714	1,839	903	10,456
Interest Expense	1,031	1,139	—	2,170	2,214	564	21	2,799
Net Income from Continuing Operations	2,709	2,192	3,043	7,944	1,423	1,444	5,729	8,596
Income from Discontinued Operations	—	—	—	—	12	—	—	12
Net Income	2,709	2,192	3,043	7,944	1,435	1,444	5,729	8,608
Company Share in Net Income	2,168	1,754	490	4,412	1,148	1,155	1,043	3,346
Adjustments for REIT basis	(21)	—	—	(21)	(18)	—	(4)	(22)
CSP Equity in Net Income	$2,147	$1,754	$490	$4,391	$1,130	$1,155	$1,039	$3,324
The combined statements of operations for our investments in unconsolidated entities for the nine months ended September 30, 2014 and September 30, 2013 are as follows (in thousands):

	Nine Months Ended
	September 30, 2014				September 30, 2013
	Duke JV	European JV	Other	Total	Duke JV	European JV	Other	Total
Total Revenue	$43,684	$22,233	$5,258	$71,175	$52,119	$14,216	$36,651	$102,986
Operating Expenses	13,302	2,714	2,307	18,323	16,104	2,654	4,670	23,428
Net Operating Income	30,382	19,519	2,951	52,852	36,015	11,562	31,981	79,558
Depreciation and Amortization	20,810	9,077	1,583	31,470	23,247	5,120	2,743	31,110
Interest Expense	3,106	3,437	—	6,543	9,250	1,672	773	11,695
Income from Continuing Operations	6,466	7,005	1,368	14,839	3,518	4,770	28,465	36,753
Loss from Discontinued Operations	—	—	—	—	(20)	—	—	(20)
Net Income	6,466	7,005	1,368	14,839	3,498	4,770	28,465	36,733
Company Share in Net Income	5,179	5,604	1,129	11,912	2,798	3,816	3,183	9,797
Adjustments for REIT basis	(83)	—	—	(83)	479	—	(13)	466
CSP Equity in Net Income	$5,096	$5,604	$1,129	$11,829	$3,277	$3,816	$3,170	$10,263
Investments in Unconsolidated Entities Activity
On January 16, 2014, the Duke JV sold one multi-tenant office property located in Chicago, Illinois for approximately $13.1 million, of which our pro rata share was approximately $10.5 million.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)

On August 15, 2014, CBRE Strategic Partners Asia sold five floors at the Kowloon Commerce Center in Hong Kong for approximately $74.6 million, of which our pro rata share was approximately $1.9 million.
5. Deferred Leasing Costs and Intangible Assets and Liabilities
The following table summarizes our deferred leasing costs and intangible assets, including acquired above-market leases, acquired in-place leases and other intangible assets and intangible liabilities, including acquired below-market leases and acquired above-market ground lease obligations (in thousands):

	September 30,	December 31,
	2014	2013
Deferred Leasing Costs and Intangible Assets, Net:
Deferred Leasing Costs	$15,459	$11,243
Accumulated Amortization	(4,154)	(3,016)
Deferred Leasing Costs, Net	11,305	8,227
Above-Market Leases	77,180	77,180
Accumulated Amortization	(40,775)	(33,577)
Above-Market Leases, Net	36,405	43,603
In-Place Leases	322,387	321,776
Accumulated Amortization	(150,593)	(124,734)
In-Place Leases, Net	171,794	197,042
Other Intangible Assets	1,425	—
Accumulated Amortization	(127)	—
Other Intangible Assets, Net	1,298	—
Total Deferred Leasing Costs and Intangible Assets, Net	$220,802	$248,872

Intangible Liabilities, Net:
Below-Market Leases	$51,504	$49,751
Accumulated Amortization	(25,804)	(23,022)
Below-Market Leases, Net	25,700	26,729
Above-Market Ground Lease Obligation	1,501	1,501
Accumulated Amortization	(213)	(160)
Above-Market Ground Lease Obligation, Net	1,288	1,341
Total Intangible Liabilities, Net	$26,988	$28,070

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)

The following table sets forth amortization related to intangible assets and liabilities for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Deferred Leasing Costs(1)	$423	$236	$1,141	$700
Above-Market Leases(2)	2,250	2,664	7,198	7,901
In-Place Leases(1)	9,162	9,210	27,915	26,712
Other Intangible Assets(1)	127	—	127	—
Below-Market Leases(2)	(1,077)	(708)	(3,142)	(2,873)
Above-Market Ground Lease Obligation(3)	(18)	(18)	(53)	(53)
__________

(1)
The amortization of deferred leasing costs, in-place leases and other intangible assets are recorded to depreciation and amortization expense in the condensed consolidated statements of operations for the periods presented.

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
The following is a schedule of future amortization of deferred leasing costs, intangible assets and liabilities as of September 30, 2014 (in thousands):

	Intangible Assets				Intangible Liabilities
	Deferred Leasing Costs	Acquired Above-Market Leases	Acquired In-Place Leases	Other Intangible Assets	Acquired Below-Market Leases	Above-Market Ground Lease Obligations
Remaining 2014	$400	$2,298	$9,107	$36	$1,017	$18
2015	1,539	9,082	34,806	144	3,897	71
2016	1,395	5,540	28,017	144	3,319	71
2017	1,255	4,399	23,580	144	2,826	71
2018	1,175	3,897	20,676	144	2,508	71
Thereafter	5,541	11,189	55,608	686	12,133	986
	$11,305	$36,405	$171,794	$1,298	$25,700	$1,288

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)

6. Debt
Secured Debt
Secured notes payable are summarized as follows (in thousands):

Property	Stated Interest Rate	Effective Interest Rate(1)	Maturity Date	Outstanding Balance
				September 30,	December 31,
				2014	2013

Bolingbrook Point III	5.26%	5.26%	1/1/2015	$7,900	$7,900
One Wayside Road	5.66%	5.25%	8/1/2015	13,043	13,352
One Wayside Road	5.92%	5.25%	8/1/2015	10,935	11,169
Lakeside Office Center	6.03%	6.03%	9/1/2015	8,649	8,743
Celebration Office Center III(2)	4.25%	2.50%	12/1/2015	8,863	8,998
22535 Colonial Pkwy(2)	4.25%	2.50%	12/1/2015	7,930	8,051
Northpoint III(2)	4.25%	2.50%	12/1/2015	10,262	10,419
Goodyear Crossing II(2)	4.25%	2.50%	12/1/2015	19,591	19,891
3900 North Paramount Parkway(2)	4.25%	2.50%	12/1/2015	7,697	7,815
3900 South Paramount Parkway(2)	4.25%	2.50%	12/1/2015	7,697	7,815
1400 Perimeter Park Drive(2)	4.25%	2.50%	12/1/2015	2,332	2,368
Miramar I(2)	4.25%	2.50%	12/1/2015	9,143	9,283
Miramar II(2)	4.25%	2.50%	12/1/2015	12,315	12,503
Deerfield Commons I	5.23%	5.23%	12/1/2015	9,170	9,290
70 Hudson Street	5.65%	5.15%	4/11/2016	114,621	116,100
Point West I - Swapped to Fixed	3.41%	3.41%	12/6/2016	10,797	11,041
100 Tice Blvd	5.97%	4.38%	9/15/2017	19,109	19,544
100 Tice Blvd	5.97%	4.38%	9/15/2017	19,109	19,543
4701 Gold Spike Drive(3)	4.45%	4.45%	3/1/2018	10,008	10,154
1985 International Way(3)	4.45%	4.45%	3/1/2018	6,954	7,055
3770 Deerpark Boulevard(3)	4.45%	4.45%	3/1/2018	7,189	7,294
Tolleson Commerce Park II(3)	4.45%	4.45%	3/1/2018	4,323	4,386
20000 S. Diamond Lake Road(3)	4.45%	4.45%	3/1/2018	6,296	6,388
Atrium I - swapped to fixed	3.78%	3.78%	5/31/2018	21,814	22,516
McAuley Place	3.98%	3.50%	9/1/2018	12,958	13,230
Easton III - Swapped to Fixed	3.95%	3.95%	1/31/2019	6,327	6,466
90 Hudson Street	5.66%	5.26%	5/1/2019	103,854	104,928
Fairforest Bldg. 6	5.42%	6.50%	6/1/2019	1,836	2,086
North Rhett I	5.65%	6.50%	8/1/2019	2,072	2,405
Kings Mountain II	5.47%	6.50%	1/1/2020	3,614	4,043
1 Rocket Road	6.60%	4.50%	8/1/2020	18,615	—
North Rhett II	5.20%	6.50%	10/1/2020	1,476	1,628
Mount Holly Bldg.	5.20%	6.50%	10/1/2020	1,476	1,628
Orangeburg Park Bldg.	5.20%	6.50%	10/1/2020	1,502	1,656

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)

Property	Stated Interest Rate	Effective Interest Rate(1)	Maturity Date	Outstanding Balance
				September 30,	December 31,
				2014	2013
Kings Mountain I	5.27%	6.50%	10/1/2020	1,280	1,411
Ten Parkway North	4.75%	4.75%	1/1/2021	11,547	11,777
Union Cross Bldg. II	5.53%	6.50%	6/1/2021	5,938	6,471
Union Cross Bldg. I	5.50%	6.50%	7/1/2021	1,951	2,124
Norman Pointe I	5.24%	3.50%	10/1/2021	20,263	20,512
Norman Pointe II	5.24%	3.50%	10/1/2021	22,308	22,583
The Landings I	5.24%	3.50%	10/1/2021	15,249	15,437
The Landings II	5.24%	3.50%	10/1/2021	13,450	13,616
Fairforest Bldg. 5	6.33%	6.50%	2/1/2024	7,832	8,277
North Rhett IV	5.80%	6.50%	2/1/2025	8,003	8,414
Avion Midrise III & IV(4)	5.52%	7.00%	4/1/2014	—	19,979
Maskew Retail Park - Swapped to Fixed(5)	5.68%	5.68%	8/10/2014	—	23,161
12650 Ingenuity Drive(6)	5.62%	7.50%	10/1/2014	—	11,842
Total Secured Notes Payable				617,298	665,292
Plus Premium				16,015	17,294
Less Discount				(952)	(1,386)
Total Secured Notes Payable, Net				$632,361	$681,200
__________

(1)	Represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the amortization of any discounts/premiums, excluding debt issuance costs.

(2)	These nine loans are cross-collateralized.

(3)	These five loans are cross-collateralized.

(4)	This loan was paid off in full on January 2, 2014 prior to the maturity date.

(5)	The loan was paid off in full on July 23, 2014 prior to the maturity date.

(6)	This loan was paid off in full on July 1, 2014 prior to the maturity date.

Unsecured Term Loan Facilities
The terms of our unsecured term loan facilities and outstanding balances as of September 30, 2014 and December 31, 2013 are set forth in the table below (in thousands):

Term Loan Facility	Unswapped Interest Rate	Effective Interest Rate(1)	Maturity Date	Outstanding Balance
				September 30,	December 31,
				2014	2013

WF Term Loan #2(2)	LIBOR + 1.50%	2.49%	3/7/2018	$200,000	$200,000
WF Term Loan #3(2)	LIBOR + 1.50%	3.12%	1/15/2019	200,000	200,000
TD Term Loan(3)	LIBOR + 1.75%	3.28%	3/6/2020	50,000	50,000
Capital One Term Loan(2)	LIBOR + 1.75%	4.32%	1/31/2021	120,000	120,000
Total Unsecured Term Loan Facilities				$570,000	$570,000
__________

(1)	Represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the effect of the interest rate swaps, excluding debt issuance costs.

(2)	As of September 30, 2014 and December 31, 2013, the applicable LIBOR rate was 0.155% and 0.165%, respectively, for these loans.

(3)	As of September 30, 2014 and December 31, 2013, the applicable LIBOR rate was 0.155% and 0.16875%, respectively, for this loan.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)

Unsecured Revolving Credit Facility
The terms of our unsecured revolving credit facility are set forth in the table below (in thousands):

	September 30,	December 31,
	2014	2013
Outstanding Borrowings	$170,044	$170,044
Remaining Borrowing Capacity	679,956	679,956
Total Borrowing Capacity	$850,000	$850,000
Interest Rate(1)	1.45%	1.47%
Facility Fee(2)	30 bps	30 bps
Maturity Date(3)	January 15, 2018	January 15, 2018
__________

(1)	Calculated based on one-month LIBOR plus 1.30% as of September 30, 2014 and December 31, 2013.

(2)	The facility fee is based on the unsecured revolving credit facility's total borrowing capacity.

(3)	We may exercise an option to extend the maturity date by one year.
Debt Covenants and Restrictions
Certain of our secured notes payable are subject to certain financial covenants (interest coverage and loan to value).
As of September 30, 2014, our unsecured term loan facilities and revolving credit facility were subject to certain financial covenants that require, among other things: the maintenance of (i) a leverage ratio of not more than 0.60; (ii) a fixed charge coverage ratio of at least 1.50; (iii) a secured leverage ratio of not more than (a) 0.45 prior to September 30, 2014 for the Capital One Term Loan, March 6, 2015 for WF Term Loan #2, WF Term Loan #3, and unsecured revolving credit facility, or September 26, 2015 for the TD Term Loan, or (b) 0.40 thereafter; (iv) an unencumbered leverage ratio of not more than 0.60; (v) an unencumbered interest-service coverage ratio of at least 1.75; (vi) minimum tangible net worth of $1.5 billion plus 85% of the net proceeds of certain future equity issuances; and (vii) unencumbered asset value of at least $400.0 million. In addition, our unsecured term loan facilities and revolving credit facility contain a number of customary non-financial covenants including those restricting liens, mergers, sales of assets, certain investments in unimproved land and mortgage receivables, intercompany transfers, transactions with affiliates and distributions. The Company and certain of its subsidiaries have provided guarantees in connection with our unsecured term loan facilities and revolving credit facility. As of September 30, 2014, we were in compliance with all financial debt covenants.
The minimum principal payments due for our secured notes payable, unsecured term loan facilities and unsecured revolving credit facility are as follows as of September 30, 2014 (in thousands):

Remaining 2014	$4,121
2015	148,885
2016	134,612
2017	46,822
2018	442,613
Thereafter	580,289
$1,357,342

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)

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
The following table sets forth the terms of our interest rate swaps at September 30, 2014 and December 31, 2013 (amounts in thousands):

	Notional Amount		Fair Value		Rate
Type of Instrument	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	Index	Maturity Date
	2014	2013	2014	2013	2014	2013
Interest Rate Swap(1)	$10,797	$11,041	$(139)	$(205)	1.3%	1.2%	LIBOR	12/6/2016
Interest Rate Swap(2)	200,000	200,000	2,465	2,854	0.8%	0.8%	LIBOR	3/7/2018
Interest Rate Swap(1)	21,814	22,516	(290)	(361)	1.6%	1.6%	LIBOR	5/31/2018
Interest Rate Swap	200,000	200,000	(235)	667	1.5%	1.4%	LIBOR	1/15/2019
Interest Rate Swap(1)	6,327	6,466	(95)	(86)	1.8%	1.8%	LIBOR	1/31/2019
Interest Rate Swap(2)	50,000	50,000	870	1,690	1.4%	1.3%	LIBOR	3/6/2020
Interest Rate Swap	120,000	120,000	(3,935)	(1,515)	2.4%	2.4%	LIBOR	1/31/2021
Interest Rate Swap(3)	—	23,161	—	(398)	—%	2.9%	GBP LIBOR	8/10/2014
__________

(1)
We assumed this swap in connection with the purchase of the Duke Portfolio on March 1, 2013. This swap is considered a hedging instrument under ASC 815-20 as of September 30, 2014. The swap was not considered a hedging instrument under ASC 815-20 during the period from March 1, 2013 to March 31, 2013.

(2)
We entered into these swaps in connection with the origination of the TD Term Loan and WF Term Loan #1 in March 2013. These swaps are considered hedging instruments under ASC 815-20 as of September 30, 2014. These swaps were not considered hedging instruments under ASC 815-20 during the period from March 11, 2013 and March 12, 2013, respectively, to May 29, 2013.

(3)	In connection with the Maskew Retail Park sale we paid off the secured debt with an outstanding principal of $23.8 million and terminated the related swap prior to the maturity date.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)

We record all derivative instruments on a gross basis in the condensed consolidated balance sheets. Accordingly, there are no offsetting amounts that net assets against liabilities. The asset and liability balances presented in the table below reflect the gross amounts of derivatives recorded in the consolidated balance sheets (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
		September 30,	December 31,		September 30,	December 31,
Type of Instrument	Balance Sheet Location	2014	2013	Balance Sheet Location	2014	2013
Derivatives designated as hedging instruments
Interest Rate Swaps	Prepaid Expenses and Other Assets	$3,335	$5,211	Accounts Payable, Accrued Expenses and Other Liabilities	$4,694	$2,565
The table below presents the effect of our derivative instruments on our consolidated statement of operations and consolidated statement of comprehensive income for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Derivatives Designated as Cash Flow Hedges:
Gain (Loss) Recognized in Other Comprehensive Income (OCI) (Effective Portion)	$1,545	$(7,042)	$(11,041)	$(3,595)
Loss Reclassified from AOCI into Interest Expense (Effective Portion)	(2,260)	(910)	(6,955)	(1,686)
Net Change in Fair Value of Derivative Financial Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)	68	32	80	38
Derivatives Not Designated as Cash Flow Hedges:
Realized and Unrealized Gain Recognized in Net Change in Fair Value of Non-Qualifying Interest Rate Swaps	$—	$265	$—	$1,731
Net Settlement Payments from Non-Qualifying Interest Rate Swaps	—	(102)	—	(1,149)
Loss Reclassified from AOCI into Gain on Conversion of Equity Interest to Controlling Interest	—	(1,414)	—	(1,414)
At September 30, 2014, the Company expects that the hedged forecasted transactions, for each of the outstanding qualifying cash flow hedging relationships, remains probable of occurring. During the next twelve months we anticipate reclassifying $8.0 million of amounts currently recorded in accumulated other comprehensive income to earnings.
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
For the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)

Our consolidated properties are located throughout the United States and in the United Kingdom. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, and social factors affecting the communities in which the tenants operate. In addition, we do not have any tenant whose rents exceeds 10% of our total rental revenue.
8. Future Minimum Rents
The following is a schedule of future minimum rents to be received on non-cancelable operating leases from consolidated properties as of September 30, 2014 (in thousands):

Remaining 2014	$51,977
2015	210,548
2016	190,899
2017	173,794
2018	159,108
Thereafter	536,770
$1,323,096
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
During the nine months ended September 30, 2014, we acquired one Qualifying Property and paid the former investment advisor $0.2 million in acquisition consulting fees. There are no further Qualifying Properties under the Transitional Services Agreement and we do not anticipate paying the former investment advisor any further acquisition consulting fees.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)

Previously, pursuant to the Fourth Amended Advisory Agreement and the Transitional Services Agreement, the former investment advisor and its affiliates performed services relating to property management, leasing, construction supervision and management, and brokerage services. The various fees paid to the former investment advisor are summarized in the table below for the three and nine months ended September 30, 2013 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2013	2013
Investment Management Fees	$—	$489
Transition Services Agreement Fees	—	686
Acquisition-Related Fees	—	1,472
Property Management Fees(1)	288	808
Leasing Commissions(1)	154	693
Construction Supervision and Management Fees	—	871
Total	$442	$5,019
__________

(1)	Such fees for each service ranged from 2.0% to 5.0% of gross revenues received from a property that we owned.
10. Equity Incentive Plan and Performance Bonus Plan
Equity Incentive Plan
At our annual shareholders' meeting held on May 31, 2013, our shareholders approved the 2013 equity incentive plan. A description of the material terms of the 2013 equity incentive plan, as well as a copy of the 2013 equity incentive plan, were included in our definitive proxy statement on Schedule 14A filed with the SEC on April 12, 2013. Our key employees, directors, trustees, officers, advisors, consultants or other personnel of ours and our subsidiaries or other persons expected to provide significant services to us or our subsidiaries would be eligible to be granted incentive share options, non-qualified share options, share appreciation rights, restricted shares, restricted share units, dividend equivalent rights and other equity-based awards as contemplated in the 2013 equity incentive plan. As of September 30, 2014, there were 4,041,992 common shares available for grant under the 2013 equity incentive plan.
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
On March 15, 2014, a total of 401,875 restricted common shares were granted to our named executive officers (Messrs. Cuneo, Kianka and Reid) based on each executive's achievement of performance objectives during 2013, as determined at the discretion of our Compensation Committee. Additionally, 25 of our employees were granted 143,450 restricted common shares, in the aggregate, on March 15, 2014. One-third of the restricted shares granted to our named executive officers and employees will vest on each of the first three anniversaries of grant if the grantee is employed by the Company on such anniversary. Compensation expense is recognized on a straight-line basis over the service vesting period of three years. We recognized share-based compensation expense of $563,000 and $968,000 during the three and nine months ended September 30, 2014 as a result of granting the awards to our named executive officers and our employees.
On July 31, 2014, the Compensation Committee of the Board of Trustees (the “Compensation Committee”) of the Company adopted and approved an incentive bonus plan, a form of restricted share award agreement, and a form of restricted share unit award agreement that may

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)

be used in connection with awards made pursuant to the 2013 equity incentive plan from time to time to the Company’s trustees, executive officers and other employees.
The incentive bonus plan is intended to provide additional incentive for key employees of the Company to perform to the best of our abilities, to further the growth, development and financial success of the Company, and to enable us to attract and retain qualified and talented individuals. Restricted shares are awarded to grantees based on a time-based vesting formula. Restricted share units represent a contingent commitment of the Company to issue shares to a grantee based on certain performance-based goals determined by the Compensation Committee.
Summary of Time-Based Restricted Common Shares
A summary of our Time-Based Restricted Common Shares from January 1, 2014 through September 30, 2014 is presented below:

	Nonvested
	Common Shares	Weighted-Average Grant Date Fair Value per Share	Vested
Outstanding at January 1, 2014	598,925	$10.00	—
Granted	545,325	7.74	—
Vested	(317,133)	7.77	317,133
Forfeited	(22,917)	8.40
Canceled(1)	—		(95,313)
Outstanding at September 30, 2014	804,200	$8.68	221,820
__________

(1)
47,206 and 48,107 common shares were tendered in accordance with the terms of the 2013 and 2012 equity incentive plan, respectively, to satisfy minimum state tax withholding requirements related to the restricted common shares that have vested. We accept the return of shares at the current quoted closing share price of the Company's common shares on the NYSE to satisfy tax obligations.

	2014	2013
	(in thousands, except share data)
Compensation Expense Recorded During the Nine Months ended September 30	$3,452	$5,354
Unamortized Compensation Costs	$5,823	$4,998
Shares Available for the Future Awards(1)	4,041,992	4,597,500
__________

(1)	Shares available for the future awards includes units under the 2013 equity incentive plan.
11. Shareholders' Equity
Common Shares
Under our current declaration of trust, we have the authority to issue a total of 1,000,000,000 shares of beneficial interest. Of the total shares authorized, 990,000,000 shares are designated as common shares, with a par value of $0.01 per share, and 10,000,000 shares are designated as preferred shares, with a par value of $0.01 per share.
At-The-Market Offering
On November 6, 2013, we and CSP OP entered into four separate Equity Distribution Agreements with certain sales agents, pursuant to which we may sell, from time to time, our common shares having an aggregate offering price of up to $250.0 million. Sales of our common shares may be made in ordinary brokers' transactions on the NYSE, in negotiated transactions or transactions that are deemed to be "at the

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)

market" ("ATM") offerings, including sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. We may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under our unsecured revolving credit facility, to make acquisitions of properties or portfolios of properties, or for general corporate purposes. As of September 30, 2014, there have been no sales of common shares under the ATM program.
Accumulated Other Comprehensive Income (Loss)
The following presents the changes in the balances of each component of accumulated other comprehensive income (loss) for the nine months ended September 30, 2014 and 2013 (in thousands):

	Foreign Currency Translation Gain (Loss)	Swap Fair Value Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2014	$1,670	$2,926	$4,596
Other Comprehensive Loss Before Reclassifications	(13,793)	(11,041)	(24,834)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	6,955	6,955
Balance at September 30, 2014	$(12,123)	$(1,160)	$(13,283)

	Foreign Currency Translation Loss	Swap Fair Value Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2013	$(6,164)	$(2,423)	$(8,587)
Other Comprehensive Income (Loss) Before Reclassifications	2,955	(2,181)	774
Amounts reclassified from Accumulated Other Comprehensive Income	—	1,686	1,686
Balance at September 30, 2013	$(3,209)	$(2,918)	$(6,127)
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
As of September 30, 2014 and December 31, 2013, we held certain items that were required to be measured at fair value on a recurring basis. These included cash equivalents, interest rate swap derivative contracts and our equity method investment in CBRE Strategic Partners Asia. Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have original maturities of 90 days or less, including money market funds and U.S. Government obligations. Derivative instruments are related to our economic hedging activities with respect to interest rates.
The fair values of the interest rate swap derivative agreements are estimated with the assistance of a third-party valuation specialist using the market standard methodology of discounting the future expected cash payments and receipts on the pay and receive legs of the interest rate swap agreements that swap the estimated variable rate mortgage note payment stream for a fixed rate receive payment stream over the period of the loan. The variable interest rates used in the calculation of projected receipts on the interest rate swap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements (where appropriate). Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2014 and

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)

December 31, 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.
Our investment in CBRE Strategic Partners Asia is based on the Level 3 valuation inputs applied by the Investment Manager of this investment company utilizing a mix of different approaches for valuing the underlying real estate related investments within the investment company. The approaches include the income approach, direct market comparison approach and the replacement cost approach for newer properties. For investments owned more than one year, except for investments under construction or incurring significant renovation, it is CBRE Strategic Partners Asia’s policy to obtain a third-party appraisal. For investments in real estate under construction or incurring significant renovation, the valuation analysis is prepared by the Investment Manager. On a quarterly basis, the Company obtains the financial results of CBRE Strategic Partners Asia and on an annual basis the Company receives audited financial statements.
The following items are measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 (in thousands):

	As of September 30, 2014
	Fair Value Measurements Using:
	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial Assets (Liabilities)
Cash and Cash Equivalents	$3,573	$—	$—	$3,573
Interest Rate Swaps Designated as Cash Flow Hedges - Assets	—	3,335	—	3,335
Interest Rate Swaps Designated as Cash Flow Hedges - Liabilities	—	(4,694)	—	(4,694)
Investment in CBRE Strategic Partners Asia	—	—	6,939	6,939

	As of December 31, 2013
	Fair Value Measurements Using:
	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial Assets (Liabilities)
Cash and Cash Equivalents	$1,069	$—	$—	$1,069
Interest Rate Swaps Designated as Cash Flow Hedges - Assets	—	5,211	—	5,211
Interest Rate Swaps Designated as Cash Flow Hedges - Liabilities	—	(2,565)	—	(2,565)
Investment in CBRE Strategic Partners Asia	—	—	9,676	9,676

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)

The following table presents our activity for our investment in CBRE Strategic Partners Asia and for the variable rate note payable measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014 and 2013, respectively (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Investment in CBRE Strategic Partners Asia
Balance at January 1, 2014	$9,676
Distributions	(2,724)
Total Loss on Fair Value Adjustment	(13)
Balance at September 30, 2014	$6,939

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Investment in CBRE Strategic Partners Asia	Secured notes payable - Albion Mills(1)
Balance at January 1, 2013	$8,098	$(9,288)
Total Income (Loss) on Fair Value Adjustment	1,327	(78)
Translation Adjustment in Other Comprehensive Income	—	28
Balance at September 30, 2013	$9,425	$(9,338)
__________

(1)	We repaid the debt secured by Albion Mills Retail Park in October 2013.
Gains and losses (realized and unrealized) included in earnings related to Albion Mills note payable for the three and nine months ended September 30, 2013, are reported as components of "Other Income and Expense" on the consolidated statements of operations.
Disclosure of Fair Value Financial Instruments
For disclosure purposes only, the following table summarizes our notes payable and their estimated fair value at September 30, 2014 and December 31, 2013 (in thousands):

	Carrying Value		Fair Value
Financial Instrument	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Secured Notes Payable(1)	$632,361	$681,200	$707,460	$721,728
Unsecured Term Loan Facilities(1)	$570,000	$570,000	$574,160	$570,272
Unsecured Revolving Credit Facility(2)	$170,044	$170,044	$170,044	$170,044
__________

(1)	Items are measured using Level 2 inputs.

(2)	Item is measured using Level 1 inputs.
These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)

13. Commitments and Contingencies
Ground Leases - We own a property that is subject to a long-term noncancellable ground lease obligation that contractually expires on November 30, 2032. We have three ten-year renewal options that will allow us to extend the expiration of the ground lease through November 30, 2062. The minimum commitment under the ground lease as of September 30, 2014 and thereafter is as follows (in thousands):

Remaining 2014	$68
2015	273
2016	273
2017	273
2018	276
Thereafter	4,782
$5,945
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
14. Segment Disclosure
As a result of the reassessment of our reportable segments during the period ended March 31, 2014, we view our consolidated property operations as two reportable segments: Industrial Properties and Office Properties. In addition, we had one non-reportable segment, which was Retail Properties. However, during the third quarter ended September 30, 2014 we sold our last remaining retail property, therefore, eliminating the non-reportable segment from future reportable presentations. We reclassified the prior period segment financial results to conform to the current year presentation. Management internally evaluates the operating performance and financial results of our segments based on net operating income. We also have certain general and administrative level activities including legal, accounting, tax preparation and shareholder servicing costs that are not considered separate operating segments.
We evaluate the performance of our segments based on net operating income, defined as: rental income, tenant reimbursements and other property income less property and related expenses (operating and maintenance and real estate taxes) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and corporate general and administrative expenses.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)

The following table compares the net operating income for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Industrial Properties
Revenues:
Rental	$15,116	$13,548	$43,241	$40,259
Tenant Reimbursements	3,997	3,426	11,967	12,223
Other Property Income	537	—	537	—
Total Revenues	19,650	16,974	55,745	52,482
Property and Related Expenses:
Property Operating	1,490	1,015	4,196	2,894
Real Estate Taxes	3,235	3,414	9,965	10,976
Total Property and Related Expenses	4,725	4,429	14,161	13,870
Net Operating Income	$14,925	$12,545	$41,584	$38,612
Office Properties
Revenues:
Rental	$37,022	$36,171	$110,737	$101,713
Tenant Reimbursements	11,243	10,638	33,019	27,593
Other Property Income	—	—	1,069	—
Total Revenues	48,265	46,809	144,825	129,306
Property and Related Expenses:
Property Operating	7,615	7,409	22,714	19,445
Real Estate Taxes	6,692	6,477	20,228	17,619
Total Property and Related Expenses	14,307	13,886	42,942	37,064
Net Operating Income	$33,958	$32,923	$101,883	$92,242
Other Properties
Revenues:
Rental	$253	$951	$2,322	$2,869
Tenant Reimbursements	(21)	52	48	117
Total Revenues	232	1,003	2,370	2,986
Property and Related Expenses:
Property Operating	8	65	148	152
Real Estate Taxes	—	—	—	—
Total Property and Related Expenses	8	65	148	152
Net Operating Income	$224	$938	$2,222	$2,834

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Reconciliation to Consolidated Net Income
Total Segment Net Operating Income	$49,107	$46,406	$145,689	$133,688
Expenses:
General and Administrative	7,230	5,514	20,047	17,708
Investment Management Fee	—	—	—	489
Acquisition-Related	265	175	555	2,178
Depreciation and Amortization	27,208	26,435	81,572	74,802
Transition and Listing Expenses	—	1,447	—	12,681
	14,404	12,835	43,515	25,830
Other Expenses and Income
Interest and Other Income	255	618	573	1,105
Interest Expense	(13,685)	(12,902)	(41,653)	(32,456)
Interest Expense and Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	68	163	80	582
Gain on Asset Disposition, Net	13,175	—	13,175	—
Loss on Early Extinguishment of Debt	—	(1,572)	—	(1,572)
(Loss) Gain on Conversion of Equity Interest to Controlling Interest	—	(1,667)	—	75,536
Income (Loss) Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	14,217	(2,525)	15,690	69,025
Provision for Income Taxes	(140)	(54)	(579)	(274)
Equity in Income of Unconsolidated Entities	4,391	3,324	11,829	10,263
Income from Continuing Operations	18,468	745	26,940	79,014
Discontinued Operations
Income from Discontinued Operations	—	114	—	295
Total Income From Discontinued Operations	—	114	—	295
Net Income	$18,468	$859	$26,940	$79,309

	September 30,	December 31
Condensed Assets	2014	2013
Industrial Properties	$793,982	$725,566
Office Properties	1,587,977	1,639,875
Other Properties	—	50,209
Non-Segment Assets(1)	507,770	594,946
Total Assets	$2,889,729	$3,010,596
_________

(1)	Non-segment assets primarily include our investments in unconsolidated entities.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)

15. Earnings per Share Attributable to Common Shareholders
The following table reconciles the numerator and denominator in computing the Company's basic and diluted per-share computations for net income attributable to common shareholders for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands except share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Income from Continuing Operations	$18,468	$745	$26,940	$79,014
Income from Continuing Operations Attributable to Noncontrolling Interests	—	(3)	—	(82)
Allocation to Participating Securities (Nonvested Time-Based Shares)	(101)	(75)	(353)	(285)
Numerator for Basic and Diluted Income from Continuing Operations	18,367	667	26,587	78,647
Income from Discontinued Operations	—	114	—	295
Numerator for Basic and Diluted Net Income Attributable to Common Shareholders	$18,367	$781	$26,587	$78,942
Denominator:
Basic Weighted Average Vested Shares Outstanding	236,954,218	236,548,477	236,847,551	244,373,249
Effect of Dilutive Securities - Performance-Based Shares	—	—	—	—
Diluted Weighted Average Vested Shares Outstanding	236,954,218	236,548,477	236,847,551	244,373,249
Basic and Diluted Earnings Per Share:
Income from Continuing Operations Attributable to Common Shareholders per Share	$0.08	$0.00	$0.11	$0.32
Income from Discontinued Operations Attributable to Common Shareholders per Share	$0.00	$0.00	$0.00	$0.00
Net Income Attributable to Common Shareholders per Share	$0.08	$0.00	$0.11	$0.32
16. Subsequent Events
On October 24, 2014, the Company completed the acquisition of 1659 Sauget, an industrial property of approximately 502,500 square feet in Sauget, Illinois, for $21.1 million. The property is 100% net leased to two tenants through 2019 and 2020.
On October 27, 2014, our Board of Trustees approved a monthly distribution of $0.0425 per common share for each of the months of January, February and March of 2015. The January dividend will be paid on February 6, 2015 to all shareholders of record on January 30, 2015, the February dividend will be paid on March 6, 2015 to all shareholders of record on February 27, 2015, and the March dividend will be paid on April 8, 2015 to all shareholders of record on March 31, 2015.
On November 3, 2014, we entered into amended and restated indemnification agreements (the "Amended Indemnification Agreements") with each of the Company’s trustees and executive officers. The Amended Indemnification Agreements generally contain the same terms and conditions as the original indemnification agreements entered into by and between us and each trustee and executive officer, except for the following changes: (i) requiring a final adjudication, not subject to appeal, of exceptions to indemnification coverage; (ii) providing enhanced protection for attorney-client privilege and prohibiting our ability to raise arguments regarding validity of the indemnification agreement; (iii) eliminating our option to assume the defense of an indemnitee; (iv) enhancing an indemnitee's ability to obtain reimbursement of defense

CHAMBERS STREET PROPERTIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)

costs; (v) prohibiting the cancellation of trustee and officer insurance coverage without notice to an indemnitee; (vi) creating primacy in our obligations to indemnify the indemnitee; and (vii) requiring us to provide information to an indemnitee to assist in such indemnitee's defense.
The above description of the Amended Indemnification Agreements does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the form of amended and restated indemnification agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference into this Item 5 "Other Information."

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
Cautionary Note Regarding Forward-Looking Statements
This document contains various "forward-looking statements." You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "would," "could," "should," "seeks," "approximately," "intends," "plans," "projects," "estimates" or "anticipates" or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Statements regarding the following subjects may be impacted by a number of risks and uncertainties:

•	our business strategy;

•	our ability to obtain future financing arrangements;

•	estimates relating to our future distributions;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures;

•	the impact of technology on our assets, operations and business; and

•	the use of the proceeds of any offerings of securities.
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common shares of beneficial interest $0.01 par value (the "common shares"), along with the following factors that could cause actual results to vary from our forward-looking statements:

•	general volatility of the securities markets in which we participate;

•	national, regional and local economic climates;

•	changes in supply and demand for industrial and office properties;

•	adverse changes in the real estate markets, including increasing vacancy, increasing competition and decreasing rental revenue;

•	availability and credit worthiness of prospective tenants;

•	our ability to maintain rental rates and maximize occupancy;

•	our ability to identify and secure acquisitions;

•	our failure to successfully manage growth or operate acquired properties;

•	our pace of acquisitions and/or dispositions of properties;

•	risks related to development projects (including construction delay, cost overruns or our inability to obtain necessary permits);

•	payment of distributions from sources other than cash flows and operating activities;

•	receiving and maintaining corporate debt ratings and changes in the general interest rate environment;

•	availability of capital (debt and equity);

•	our ability to refinance existing indebtedness or incur additional indebtedness;

•	failure to comply with our debt covenants;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	the actual outcome of the resolution of any conflict;

•	material adverse actions or omissions by any of our joint venture partners;

•	our ability to operate as a self-managed company;

•	availability of and ability to retain our executive officers and other qualified personnel;

•	future terrorist attacks or epidemics in the United States or abroad;

•	the ability of CSP Operating Partnership, LP ("CSP OP") to qualify as a partnership for U.S. federal income tax purposes;

•	our ability to qualify as a self-administered real estate investment trust ("REIT") for U.S. federal income tax purposes;

•	foreign currency fluctuations;

•	changes to accounting principles and policies and guidelines applicable to REITs;

•	legislative or regulatory changes adversely affecting REITs and the real estate business;

•	environmental, regulatory and/or safety requirements; and

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
As of September 30, 2014, we owned, on a consolidated basis, 100 industrial (primarily warehouse/distribution) and office properties located in 19 U.S. states (Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Maryland, Massachusetts, Minnesota, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Texas and Virginia) and in the United Kingdom, encompassing approximately 23.5 million rentable square feet. Our consolidated properties were approximately 96.1% leased (based upon rentable square feet) as of September 30, 2014. As of September 30, 2014, 76 of our consolidated properties were net leased to single tenants, which encompassed approximately 19.2 million rentable square feet.
In addition, we owned, on an unconsolidated basis, 29 industrial (primarily warehouse/distribution) and office properties located in eight U.S. states (Arizona, Florida, Illinois, Indiana, North Carolina, Ohio, Tennessee and Texas) and in three European countries (France, Germany and the United Kingdom) encompassing approximately 12.8 million rentable square feet. Our unconsolidated properties were approximately 99.5% leased (based upon rentable square feet) as of September 30, 2014. As of September 30, 2014, 20 of our unconsolidated properties were net leased to single tenants, which encompassed approximately 11.5 million rentable square feet.

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
Acquisitions. We believe high-quality industrial and office properties, which are net leased to tenants with strong credit profiles, represent attractive investments. We target acquisitions in markets with above-average projected rental growth, strong tenant demand and significant barriers to new construction. During the nine months ended September 30, 2014, we continued to expand our portfolio with the purchase of two wholly-owned properties for $76.9 million, each of which is fully leased to a creditworthy tenant.
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
Capital Recycling. We intend to pursue a disciplined capital allocation strategy by selectively disposing of properties that are no longer consistent with our investment strategy or whose returns appear to have been maximized. To the extent that we dispose of properties, we intend to redeploy the capital into investment opportunities that we believe are more attractive, or to reduce debt. During the nine months ended September 30, 2014, consistent with our investment strategy to focus on single-tenant industrial and office properties, we sold one multi-tenant office property held in the Duke JV for approximately $13.1 million, of which our pro rata share was approximately $10.5 million. We also sold our last retail property located in the United Kingdom for approximately $63.0 million at a gain of $13.2 million. The sale of this asset represents the completion of our exit from retail properties.
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
During the nine months ended September 30, 2014, we completed the following activities in order to maintain a prudent capital structure:

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

•	On July 1, 2014, we repaid a $11.6 million note payable prior to its maturity date of October 1, 2014.

•	On July 23, 2014, in connection with the Maskew Retail Park sale we paid off the secured notes payable of $23.8 million and terminated the related swap agreement.

•	On July 31, 2014, in connection with the 1 Rocket Road acquisition we assumed secured debt with an outstanding principal balance of $18.7 million and a premium balance of $1.9 million.
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

Leasing Activity

Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue. Our leasing activity for the three months ended September 30, 2014 is presented in the table below:

		Prior Lease (1)		New Lease (1)
	Square Feet	Annualized Base Rent(2)		Annualized Base Rent(2)		Tenant Improve- ments & Leasing Commis- sions(4)	Average Lease Term (in years)(5)
		Cash	GAAP(3)	Cash	GAAP(3)
Industrial Properties
Consolidated
Renewals	586,328	$2,494	$2,440	$2,572	$3,027	$539	5.22
New Tenants - Previously Leased Space(6)	363,872	1,721	1,668	1,458	1,525	1,391	4.74
New Tenants - Not Previously Leased Space(7)	342,783	—	—	1,068	1,163	3,122	8.61
Total Consolidated	1,292,983	4,215	4,108	5,098	5,715	5,052	5.79
Unconsolidated
Renewals	225,106	1,542	1,607	1,556	1,556	337	3.96
Total Unconsolidated	225,106	1,542	1,607	1,556	1,556	337	3.96
Consolidated & Unconsolidated
Renewals	811,434	4,037	4,047	4,128	4,583	876	4.74
New Tenants - Previously Leased Space(6)	363,872	1,721	1,668	1,458	1,525	1,391	4.75
New Tenants - Not Previously Leased Space(7)	342,783	—	—	1,068	1,163	3,122	8.61
Total Consolidated & Unconsolidated	1,518,089	5,758	5,715	6,654	7,271	5,389	5.36
Office Properties
Consolidated
Renewals	20,886	283	241	270	259	116	4.00
New Tenants - Not Previously Leased Space(7)	33,919	—	—	857	856	155	1.38
Total Consolidated	54,805	283	241	1,127	1,115	271	2.01
Unconsolidated
Renewals	8,779	99	90	92	95	90	5.50
New Tenants - Previously Leased Space(6)	2,070	19	19	22	24	—	5.00
Total Unconsolidated	10,849	118	109	114	119	90	5.40
Consolidated & Unconsolidated
Renewals	29,665	382	331	362	354	206	4.38
New Tenants - Previously Leased Space(6)	2,070	19	19	22	24	—	5.00
New Tenants - Not Previously Leased Space(7)	33,919	—	—	857	856	155	1.38
Total Consolidated & Unconsolidated	65,654	401	350	1,241	1,234	361	2.32
Total Properties
Consolidated
Renewals	607,214	2,777	2,681	2,842	3,286	655	5.10
New Tenants - Previously Leased Space(6)	363,872	1,721	1,668	1,458	1,525	1,391	4.75
New Tenants - Not Previously Leased Space(7)	376,702	—	—	1,925	2,019	3,277	5.39
Total Consolidated	1,347,788	4,498	4,349	6,225	6,830	5,323	5.11
Unconsolidated
Renewals	233,885	1,641	1,697	1,648	1,651	427	4.04
New Tenants - Previously Leased Space(6)	2,070	19	19	22	24	—	5.00
Total Unconsolidated	235,955	1,660	1,716	1,670	1,675	427	4.06
Consolidated & Unconsolidated
Renewals	841,099	4,418	4,378	4,490	4,937	1,082	4.71
New Tenants - Previously Leased Space(6)	365,942	1,740	1,687	1,480	1,549	1,391	4.75
New Tenants - Not Previously Leased Space(7)	376,702	—	—	1,925	2,019	3,277	5.39
Total Consolidated & Unconsolidated	1,583,743	$6,158	$6,065	$7,895	$8,505	$5,750	4.88
__________

(1)	Prior lease amounts represent rents in place at the time of expiration or termination. New lease amounts represent rents in place at the time of lease commencement.

(2)
Cash Annualized Base Rent for each lease equals (i) 12 times the monthly cash base rent due as of September 30, 2014, or (ii) for any lease still in an initial free or reduced rent period as of September 30, 2014, 12 times the monthly cash base rent due upon expiration of the initial free or reduced rent period. U.S. Generally

Accepted Accounting Principles ("GAAP") Annualized Base Rent includes the effect of straight-line rent. Cash and GAAP annualized base rent amounts for unconsolidated properties are included at pro rata share.

(3)	GAAP amounts for prior leases include above/below market rents if applicable.

(4)	Includes tenant improvement costs and lease commissions incurred to execute the lease and not necessarily paid in the current quarter.

(5)	Weighted average initial lease term (in years) weighted by annualized cash base rent.

(6)	Represents leases signed to new tenants for space that was previously leased since the later of (i) twelve months ago or (ii) the date we acquired the property.

(7)	Represents leases signed to new tenants for space that was not previously leased since the later of (i) twelve months ago or (ii) the date we acquired the property.
The following table sets forth percentage leased and average annual net effective rent information regarding our total portfolio of consolidated properties and unconsolidated properties as of September 30, 2014 and 2013. Percentage leased information is presented at 100% and average annual net effective rent information is presented at our pro-rata share for our unconsolidated properties (in thousands, except percentage and per square foot data):

	Total Square Feet		% of Total Square Feet		% Leased		Average Annual Net Effective Rent(1)
	2014	2013	2014	2013	2014	2013	2014	2013
Consolidated Properties:
Office	7,559	7,559	32.2%	33.1%	96.8%	97.2%	$148,491	$149,214
Industrial	15,894	15,032	67.8%	66.0%	95.8%	93.0%	62,893	55,909
Other	—	200	—%	0.9%	—%	100.0%	—	4,818
Total	23,453	22,791	100.0%	100.0%	96.1%	94.4%	$211,384	$209,941

Unconsolidated Properties:
Office	1,202	1,559	9.4%	13.3%	94.3%	93.3%	$20,164	$25,299
Industrial	11,627	9,893	90.6%	84.2%	100.0%	100.0%	54,624	43,338
Other	—	296	—%	2.5%	—%	97.9%	—	3,711
Total	12,829	11,748	100.0%	100.0%	99.5%	99.1%	$74,788	$72,348

Consolidated and Unconsolidated Properties:
Office	8,761	9,118	24.1%	26.4%	96.4%	96.5%	$168,655	$174,513
Industrial	27,521	24,925	75.9%	72.2%	97.6%	95.8%	117,517	99,247
Other	—	496	—%	1.4%	—%	98.8%	—	8,529
Total	36,282	34,539	100.0%	100.0%	97.3%	96.0%	$286,172	$282,289
__________

(1)
Average Annual Net Effective Rent is calculated as the total average annual cash base rental payments, adjusted for free rent periods. There is no effect given to other landlord concessions and excludes payments received from tenants for reimbursement of real estate taxes and operating expenses.

Tenant Lease Expirations
Our ability to maintain occupancy rates, and net effective rents, primarily depends upon our continuing ability to re-lease expiring space. We have limited near term lease expirations with an average remaining lease term of 6.41 years as of September 30, 2014. In addition, approximately 96.2% of our base rent is scheduled to expire after 2015. The following table sets forth a schedule of expiring leases for our consolidated and unconsolidated properties as of September 30, 2014 (Expiring Net Rentable Square Feet and Expiring Base Rent in thousands):

	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
	Expiring Net Rentable Square Feet	Expiring Base Rent	Expiring Net Rentable Square Feet	Expiring Base Rent	Number Of Expiring Leases	Expiring Net Rentable Square Feet	Expiring Base Rent	Percentage of Expiring Base Rent
Remaining 2014	412	$2,185	6	$95	11	418	$2,280	0.8%
2015	912	5,186	540	3,598	31	1,452	8,784	3.0%
2016	1,740	31,114	235	2,058	28	1,975	33,172	11.3%
2017	737	11,018	1,016	6,718	27	1,753	17,736	6.1%
2018	1,748	20,589	2,222	11,870	37	3,970	32,459	11.1%
2019	3,420	25,227	2,878	11,981	31	6,298	37,208	12.7%
2020	1,871	18,605	29	312	17	1,900	18,917	6.5%
2021	4,871	40,505	2,167	9,431	23	7,038	49,936	17.0%
2022	663	7,908	1,360	6,478	6	2,023	14,386	4.9%
2023	2,820	27,590	1,188	5,366	15	4,008	32,956	11.2%
Thereafter	3,353	39,746	1,119	5,363	22	4,472	45,109	15.4%
Total	22,547	$229,673	12,760	$63,270	248	35,307	$292,943	100.0%
Weighted Average Remaining Term (Years) (2):
Triple Net Single-Tenant Properties(3)		6.81		6.42			6.73
Multi-Tenant Properties		6.29		4.60			5.85
Other Single-Tenant Properties		4.75		5.25			4.81
Total Weighted Average Remaining Term (Years)(2)		6.53		5.97			6.41
__________

(1)	Expiring Net Rentable Square Feet for Unconsolidated Properties is at 100%. Expiring Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership.

(2)	Weighted Average Remaining Term is the average remaining term weighted by Expiring Base Rent.

(3)	Triple Net Single-Tenant Properties include certain properties that have minimal secondary tenant(s).

Property Portfolio Size
Our portfolio size at the end of each quarter since commencement of our initial public offering (October 24, 2006) through September 30, 2014 is as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Cumulative Property Portfolio as of:	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
12/31/2006	9	878	$86,644	—	—	$—	9	878	$86,644
3/31/2007	9	878	86,644	—	—	—	9	878	86,644
6/30/2007	10	928	110,491	—	—	—	10	928	110,491
9/30/2007	42	5,439	348,456	—	—	—	42	5,439	348,456
12/31/2007	44	5,576	353,594	—	—	—	44	5,576	353,594
3/31/2008	47	6,257	426,856	—	—	—	47	6,257	426,856
6/30/2008	47	6,257	426,856	1	605	35,636	48	6,862	462,492
9/30/2008	49	6,483	486,777	6	3,307	193,773	55	9,790	680,550
12/31/2008	52	6,771	582,682	8	5,649	273,205	60	12,420	855,887
3/31/2009	52	6,771	582,717	8	5,649	273,130	60	12,420	855,847
6/30/2009	53	7,106	598,103	11	5,976	305,308	64	13,082	903,411
9/30/2009	57	7,805	719,822	11	5,976	305,202	68	13,781	1,025,024
12/31/2009	60	8,630	791,314	13	6,904	356,158	73	15,534	1,147,472
3/31/2010	58	8,407	748,835	18	7,392	418,818	76	15,799	1,167,653
6/30/2010	62	9,086	916,210	22	8,633	471,615	84	17,719	1,387,825
9/30/2010	63	9,295	983,810	22	8,633	471,615	85	17,928	1,455,425
12/31/2010	73	12,800	1,308,560	30	9,901	629,268	103	22,701	1,937,828
3/31/2011	73	12,800	1,308,560	43	11,950	903,508	116	24,750	2,212,068
6/30/2011	75	14,614	1,657,966	43	12,356	917,566	118	26,970	2,575,532
9/30/2011	74	13,906	1,689,048	43	12,355	918,771	117	26,261	2,607,819
12/31/2011	77	14,434	1,747,299	45	13,851	997,506	122	28,285	2,744,805
3/31/2012	78	15,784	1,824,403	46	13,997	1,007,753	124	29,781	2,832,156
6/30/2012	78	15,784	1,842,359	46	13,997	1,007,753	124	29,781	2,850,112
9/30/2012	78	16,831	1,920,218	46	13,997	1,008,246	124	30,828	2,928,464
12/31/2012	82	18,995	2,070,272	47	15,067	1,071,267	129	34,062	3,141,539
3/31/2013	99	22,314	2,572,995	30	11,748	713,722	129	34,062	3,286,717
6/30/2013	99	22,405	2,573,034	30	11,748	713,722	129	34,153	3,286,756
9/30/2013	101	22,791	2,630,692	30	11,748	713,722	131	34,539	3,344,414
12/31/2013	99	22,460	2,595,194	30	12,807	740,525	129	35,267	3,335,719
3/31/2014	100	23,082	2,625,394	29	12,702	728,205	129	35,785	3,353,599
6/30/2014	100	23,083	2,625,394	29	12,829	734,556	129	35,912	3,359,950
9/30/2014	100	23,453	2,618,304	29	12,829	734,556	129	36,282	3,352,860
__________

(1)
Net Rentable Square Feet for unconsolidated properties is at 100%. Approximate Total Acquisition Cost is at our pro rata share of effective ownership and does not include our investment in CBRE Strategic Partners Asia.

Critical Accounting Policies
Refer to our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of our critical accounting policies. There have been no changes to these policies during the nine months ended September 30, 2014.
Results of Operations
As of September 30, 2014, we owned and operated 100 consolidated office and industrial properties and 29 unconsolidated office and industrial properties. As of September 30, 2013, we owned and operated 101 consolidated office, industrial and other properties and 30 unconsolidated office and industrial properties. Our consolidated leased percentage as of September 30, 2014 and 2013 was 96.1% and 94.4%, respectively. Our unconsolidated leased percentage as of September 30, 2014 and 2013 was 99.5% and 99.1%, respectively.
The properties acquired or consolidated during 2014 and 2013 are presented in the table below:

Property	Market		Date of Acquisition	Property Type	Purchase Price ('000s)	Rentable Square Feet
2014 Acquisitions
445 Airtech Parkway	Indianapolis	IN	1/2/2014	Industrial	$30,200	622,440
1 Rocket Road	Los Angeles - South Bay	CA	7/31/2014	Industrial	46,650	514,753
Total 2014 Wholly-Owned Property Acquisitions					$76,850	1,137,193

2013 Acquisitions
Carpenter Corporate Center I and II	Dallas	TX	7/31/2013	Office	$49,509	226,822
1200 Woods Chapel Road	Spartanburg	SC	8/8/2013	Industrial	10,750	156,800
Total 2013 Wholly-Owned Property Acquisitions					$60,259	383,622

2013 Properties Consolidated
Duke Portfolio(1)	Various		3/1/2013	Office/Industrial	$98,100	3,318,402
__________

(1)	We acquired Duke's 20% interest in 17 properties that were held by the Duke JV.
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

Comparison of Three Months Ended September 30, 2014 to Three Months Ended September 30, 2013
The following table summarizes the historical results of operations of our portfolio for the three months ended September 30, 2014 and the three months ended September 30, 2013 (in thousands):

	For the Three Months Ended September 30,
	2014	2013	$ Change	% Change

Net Operating Income, as defined	$49,107	$46,406	$2,701	5.8%
Expense:
General and Administrative	7,230	5,514	1,716	31.1%
Acquisition-Related	265	175	90	51.4%
Depreciation and Amortization	27,208	26,435	773	2.9%
Transition and Listing	—	1,447	(1,447)	(100.0)%
Total Expenses	34,703	33,571	1,132	3.4%
Other Expenses and Income:
Interest and Other Income	255	618	(363)	(58.7)%
Interest Expense	(13,685)	(12,902)	(783)	6.1%
Interest Expense and Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	68	163	(95)	(58.3)%
Gain on Asset Disposition, Net	13,175	—	13,175	100.0%
Loss on Early Extinguishment of Debt	—	(1,572)	1,572	(100.0)%
Loss on Conversion of Equity Interest to Controlling Interest	—	(1,667)	1,667	(100.0)%
Total Other Expenses	(187)	(15,360)	15,173	(98.8)%
Income (Loss) Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	14,217	(2,525)	16,742	(663.0)%
Provision for Income Taxes	(140)	(54)	(86)	159.3%
Equity in Income of Unconsolidated Entities	4,391	3,324	1,067	32.1%
Income from Continuing Operations	18,468	745	17,723	2,378.9%
Income from Discontinued Operations	—	114	(114)	(100.0)%
Total Income from Discontinued Operations	—	114	(114)	(100.0)%
Net Income	$18,468	$859	$17,609	2,049.9%

The following tables summarize the Net Operating Income, as defined, for our total portfolio, excluding our unconsolidated properties, for the three months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30, 2014
	Same Office Properties(1)	Acquisition Office(2)	Same Industrial Properties(1)	Acquisition Industrial(3)	Other	Total
Rental Revenue	$26,042	$10,980	$12,566	$2,550	$253	$52,391
Tenant Reimbursement	6,903	4,340	3,505	492	(21)	15,219
Other Property Income	—	—	537	—	—	537
Total Revenues	32,945	15,320	16,608	3,042	232	68,147
Property Operating	4,555	3,060	1,300	190	8	9,113
Real Estate Taxes	4,367	2,325	2,921	314	—	9,927
Total Expenses	8,922	5,385	4,221	504	8	19,040
Net Operating Income	$24,023	$9,935	$12,387	$2,538	$224	$49,107

	Three Months Ended September 30, 2013
	Same Office Properties(1)	Acquisition Office(2)	Same Industrial Properties(1)	Acquisition Industrial(3)	Other	Total
Rental Revenue	$25,709	$10,462	$12,326	$1,222	$951	$50,670
Tenant Reimbursement	6,493	4,145	3,163	263	52	14,116
Other Property Income	—	—	—	—	—	—
Total Revenues	32,202	14,607	15,489	1,485	1,003	64,786
Property Operating	4,642	2,767	852	163	65	8,489
Real Estate Taxes	4,310	2,167	3,216	198	—	9,891
Total Expenses	8,952	4,934	4,068	361	65	18,380
Net Operating Income	$23,250	$9,673	$11,421	$1,124	$938	$46,406
__________

(1)	Properties owned as of January 1, 2013 and still owned as of September 30, 2014.

(2)	Includes results, from the dates of acquisition through the periods presented, for the office properties acquired or consolidated during 2013.

(3)	Includes results, from the dates of acquisition through the periods presented, for the industrial properties acquired or consolidated during 2013 and 2014.

	Three Months Ended September 30, 2014 as compared to the Three Months Ended September 30, 2013
	Same Office Properties		Acquisition Office		Same Industrial Properties		Acquisition Industrial		Other		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
Rental Revenue	$333	1.3%	$518	5.0%	$240	1.9%	$1,328	108.7%	$(698)	(73.4)%	$1,721	3.4%
Tenant Reimbursement	410	6.3%	195	4.7%	342	10.8%	229	87.1%	(73)	(140.4)%	1,103	7.8%
Other Property Income	—	—%	—	—%	537	—%	—	—%	—	—%	537	—%
Total Revenues	743	2.3%	713	4.9%	1,119	7.2%	1,557	104.8%	(771)	(76.9)%	3,361	5.2%
Property Operating	(87)	(1.9)%	293	10.6%	448	52.6%	27	16.6%	(57)	(87.7)%	624	7.4%
Real Estate Taxes	57	1.3%	158	7.3%	(295)	(9.2)%	116	58.6%	—	—%	36	0.4%
Total Expenses	(30)	(0.3)%	451	9.1%	153	3.8%	143	39.6%	(57)	(87.7)%	660	3.6%
Net Operating Income	$773	3.3%	$262	2.7%	$966	8.5%	$1,414	125.8%	$(714)	(76.1)%	$2,701	5.8%
Net Operating Income
Net Operating Income increased $2.7 million, or 5.8%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 as a result of:

•	A net increase in revenues of $3.4 million which is primarily due to:

◦	$2.3 million from our Acquisition Office and Acquisition Industrial Properties (collectively the "Acquisition Properties") for rental and tenant reimbursement revenue;

◦
$1.9 million from our Same Office Properties and Same Industrial Properties (collectively the "Same Properties") which is primarily a result of $1.4 million for rental and tenant reimbursement revenue and $0.5 million in insurance proceeds received (included in Other Property Revenue) at one of our Same Industrial Properties;

◦	partially offset by a reduction of $0.8 million due to the sale of our last retail property in July 2014;

•	And a net increase of $0.7 million in property operating expenses and real estate taxes due to:

◦	$0.6 million from our Acquisition Properties;

◦	an increase of $0.1 million from our Same Properties which is comprised of:

▪	an increase of $0.4 million primarily due to an increase in operating expenses in our Same Industrial Properties offset by

▪	a decrease of $0.3 million in real estate taxes in our Same Industrial Properties.
Other Expenses and Income
General and Administrative
General and administrative expense increased $1.7 million, or 31.1%, to $7.2 million for the three months ended September 30, 2014 compared to $5.5 million for the three months ended September 30, 2013. The increase was primarily due to $1.3 million of separation expenses incurred during the third quarter of 2014.
Depreciation and Amortization
Depreciation and amortization expense increased $0.8 million, or 2.9%, to $27.2 million for the three months ended September 30, 2014 as compared to $26.4 million for the three months ended September 30, 2013. The increase was primarily due to properties acquired or consolidated during 2014 and 2013.
Transition and Listing
Our transition from being an externally managed company to a self-managed company ("Transition Costs") were primarily incurred in 2012 during our transition to self-management. During the three months ended September 30, 2013, we incurred additional listing-related expenses and we did not incur any further listing costs during 2014.
Interest and Other Income
Interest and other income decreased $0.4 million, or 58.7%, to $0.3 million for the three months ended September 30, 2014 compared to $0.6 million for the three months ended September 30, 2013.
Interest Expense
Interest expense increased $0.8 million, or 6.1%, to $13.7 million for the three months ended September 30, 2014 compared to $12.9 million for the three months ended September 30, 2013 primarily as a result of an increase in the weighted average debt outstanding balance.
Gain on Asset Disposition, Net
During the three months ended September 30, 2014, we had a gain of $13.2 million related to the sale of Maskew Retail Park.
Loss on Early Extinguishment of Debt
During the three months ended September 30, 2013, we incurred a loss on early extinguishment of debt of $1.6 million. The loss on early extinguishment of debt was primarily attributable to the write-off of deferred financing costs related to the WF Term Loan #3 that replaced the WF Term Loan #1.

Loss on Conversion of Equity Interest to Controlling Interest
During the three months ended September 30, 2013, loss on conversion of equity interest to controlling interest was $1.7 million, which was attributable to a non-cash adjustment to the gain on conversion of equity interest to controlling interest in connection with the purchase of the Duke Portfolio recognized in the prior quarter.
Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased $1.1 million, or 32.1%, to $4.4 million for the three months ended September 30, 2014 compared to $3.3 million for the three months ended September 30, 2013. The increase was primarily due to the four properties acquired through the joint venture in Europe (the "European JV") in the fourth quarter of 2013 and a reduction of interest expense due to the payoff of a secured note payable by the Duke JV on July 2, 2013.

Comparison of Nine Months Ended September 30, 2014 to Nine Months Ended September 30, 2013
The following table summarizes the historical results of operations of our portfolio for the nine months ended September 30, 2014 and the nine months ended September 30, 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Net Operating Income, as defined	$145,689	$133,688	$12,001	9.0%
Expense:
General and Administrative	20,047	17,708	2,339	13.2%
Investment Management Fee	—	489	(489)	(100.0)%
Acquisition-Related	555	2,178	(1,623)	(74.5)%
Depreciation and Amortization	81,572	74,802	6,770	9.1%
Transition and Listing	—	12,681	(12,681)	(100.0)%
Total Expenses	102,174	107,858	(5,684)	(5.3)%
Other Expenses and Income:
Interest and Other Income	573	1,105	(532)	(48.1)%
Interest Expense	(41,653)	(32,456)	(9,197)	28.3%
Interest Expense and Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	80	582	(502)	(86.3)%
Gain on Asset Disposition, Net	13,175	—	13,175	100.0%
Loss on Early Extinguishment of Debt	—	(1,572)	1,572	(100.0)%
Gain on Conversion of Equity Interest to Controlling Interest	—	75,536	(75,536)	(100.0)%
Total Other (Expenses) Income	(27,825)	43,195	(71,020)	(164.4)%
Income Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	15,690	69,025	(53,335)	(77.3)%
Provision for Income Taxes	(579)	(274)	(305)	111.3%
Equity in Income of Unconsolidated Entities	11,829	10,263	1,566	15.3%
Income from Continuing Operations	26,940	79,014	(52,074)	(65.9)%
Income from Discontinued Operations	—	295	(295)	(100.0)%
Total Income from Discontinued Operations	—	295	(295)	(100.0)%
Net Income	$26,940	$79,309	$(52,369)	(66.0)%

The following tables summarize the Net Operating Income, as defined, for our total portfolio, excluding our unconsolidated properties, for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30, 2014
	Same Office Properties(1)	Acquisition Office(2)	Same Industrial Properties(1)	Acquisition Industrial(3)	Other	Total
Rental Revenue	$78,033	$32,704	$37,157	$6,084	$2,322	$156,300
Tenant Reimbursement	20,549	12,470	10,723	1,244	48	45,034
Other Property Income	—	1,069	537	—	—	1,606
Total Revenues	98,582	46,243	48,417	7,328	2,370	202,940
Property Operating	13,796	8,918	3,709	487	148	27,058
Real Estate Taxes	13,155	7,073	9,210	755	—	30,193
Total Expenses	26,951	15,991	12,919	1,242	148	57,251
Net Operating Income	$71,631	$30,252	$35,498	$6,086	$2,222	$145,689

	Nine Months Ended September 30, 2013
	Same Office Properties(1)	Acquisition Office(2)	Same Industrial Properties(1)	Acquisition Industrial(3)	Other	Total
Rental Revenue	$77,546	$24,167	$37,568	$2,691	$2,869	$144,841
Tenant Reimbursement	18,406	9,187	11,655	568	117	39,933
Other Property Income	—	—	—	—	—	—
Total Revenues	95,952	33,354	49,223	3,259	2,986	184,774
Property Operating	13,277	6,168	2,641	253	152	22,491
Real Estate Taxes	12,412	5,207	10,595	381	—	28,595
Total Expenses	25,689	11,375	13,236	634	152	51,086
Net Operating Income	$70,263	$21,979	$35,987	$2,625	$2,834	$133,688
__________

(1)	Properties owned as of January 1, 2013 and still owned as of September 30, 2014.

(2)	Includes results, from the dates of acquisition through the periods presented, for the office properties acquired or consolidated during 2013.

(3)	Includes results, from the dates of acquisition through the periods presented, for the industrial properties acquired or consolidated during 2013 and 2014.

	Nine Months Ended September 30, 2014 as compared to the Nine Months Ended September 30, 2013
	Same Office Properties		Acquisition Office		Same Industrial Properties		Acquisition Industrial		Other		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
Rental Revenue	$487	0.6%	$8,537	35.3%	$(411)	(1.1)%	$3,393	126.1%	$(547)	(19.1)%	$11,459	7.9%
Tenant Reimbursement	2,143	11.6%	3,283	35.7%	(932)	(8.0)%	676	119.0%	(69)	(59.0)%	5,101	12.8%
Other Property Income	—	—%	1,069	100.0%	537	—%	—	—%	—	—%	1,606	100.0%
Total Revenues	2,630	2.7%	12,889	38.6%	(806)	(1.6)%	4,069	124.9%	(616)	(20.6)%	18,166	9.8%
Property Operating	519	3.9%	2,750	44.6%	1,068	40.4%	234	92.5%	(4)	(2.6)%	4,567	20.3%
Real Estate Taxes	743	6.0%	1,866	35.8%	(1,385)	(13.1)%	374	98.2%	—	—%	1,598	5.6%
Total Expenses	1,262	4.9%	4,616	40.6%	(317)	(2.4)%	608	95.9%	(4)	(2.6)%	6,165	12.1%
Net Operating Income	$1,368	1.9%	$8,273	37.6%	$(489)	(1.4)%	$3,461	131.8%	$(612)	(21.6)%	$12,001	9.0%
Net Operating Income
Net Operating Income increased $12.0 million, or 9.0%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 as a result of:

•	An increase in revenues of $18.2 million which is primarily due to:

◦	$17.0 million from our Acquisition Properties which is comprised of:

▪	an increase of $11.9 million from our Acquisition Properties for rental revenue;

▪	an increase of $4.0 million in tenant reimbursements from our Acquisition Properties; and

▪	an increase of $1.1 million from our Acquisition Office Properties due to lease termination fees included in other property income.

•	The increase in revenues are offset by an increase of $6.2 million in property operating expenses and real estate taxes primarily due to:

◦	an increase of $5.2 million from our Acquisition Properties; and

◦	a net increase of $0.9 million from our Same Properties which is primarily comprised of:

▪	an increase of $1.3 million in property operating expenses and real estate taxes in our Same Office Properties; and

▪	a decrease of $0.3 million primarily due to a reduction in real estate taxes in our Same Industrial Properties.
Other Expenses and Income
General and Administrative and Investment Management Fee
General and administrative expense increased $2.3 million, or 13.2%, to $20.0 million for the nine months ended September 30, 2014 compared to $17.7 million for the nine months ended September 30, 2013. The net increase was primarily due to $1.3 million for separation payments and an increase in payroll and administrative costs associated with the growth of the Company.
Our increase in general and administrative expenses is offset by a reduction of $0.5 million in investment management fees due to the termination of the Transitional Services Agreement.
Acquisition-Related
Acquisition-related expenses decreased $1.6 million, or 74.5%, to $0.6 million for the nine months ended September 30, 2014 compared to $2.2 million for the nine months ended September 30, 2013. The decrease was due to fewer properties acquired during the nine months ended September 30, 2014 compared to the amount acquired during the same period in 2013.
Depreciation and Amortization
Depreciation and amortization expense increased $6.8 million, or 9.1%, to $81.6 million for the nine months ended September 30, 2014 as compared to $74.8 million for the nine months ended September 30, 2013. The increase was primarily due to the properties acquired or consolidated during 2014 and 2013.
Transition and Listing
Transition Costs were primarily incurred in 2012 during our transition to self-management. During the nine months ended September 30, 2013, we incurred $11.9 million of expenses in connection with the listing of our common shares on the NYSE on May 21, 2013 (our "Listing") and the completion of the Tender Offer.
Interest and Other Income
Interest and other income decreased $0.5 million, or 48.1%, to $0.6 million for the nine months ended September 30, 2014 compared to $1.1 million for the nine months ended September 30, 2013.
Interest Expense
Interest expense increased $9.2 million, or 28.3%, to $41.7 million for the nine months ended September 30, 2014 compared to $32.5 million for the nine months ended September 30, 2013 primarily as a result of an increase in the weighted average debt outstanding balance.

Interest Expense and Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments
During the nine months ended September 30, 2013, our non-qualifying derivative instruments incurred a gain of $1.5 million. In addition, we made net payments on the non-qualifying interest rate swaps of $1.2 million. All of the Company's derivative financial instruments qualify for hedge accounting treatment as of September 30, 2014.
Gain on Asset Disposition, Net
During the nine months ended September 30, 2014, we had a gain of $13.2 million related to the sale of Maskew Retail Park.
Loss on Early Extinguishment of Debt
During the nine months ended September 30, 2013, we incurred a loss on early extinguishment of debt of $1.6 million. The loss on early extinguishment of debt was primarily attributable to the write-off of deferred financing costs related to the WF Term Loan #3 that replaced the WF Term Loan #1.
Gain on Conversion of Equity Interest to Controlling Interest
During the nine months ended September 30, 2013, gain on conversion of equity interest to controlling interest was $75.5 million attributable to the acquisition of Duke Realty's 20% interest in 17 properties held by the Duke JV.
Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased $1.6 million, or 15.3%, to $11.8 million for the nine months ended September 30, 2014 compared to $10.3 million for the nine months ended September 30, 2013. The increase was primarily due to our properties acquired through the European JV in the fourth quarter of 2013 and a reduction of interest expense due to the payoff of a secured note payable by the Duke JV on July 2, 2013, which was offset by lower performance from our investment in CBRE Strategic Partners Asia.
Liquidity and Capital Resources
Sources of Liquidity
Liquidity is a measurement of the ability to meet cash requirements, which principally include funding investments and ongoing commitments, to repay borrowings, to make distributions to our shareholders and other general business needs. Our sources of funds will primarily be property operating cash flows, borrowings, including under our unsecured revolving credit facility, term loans or other forms of secured or unsecured financing that we may enter into from time to time, and net proceeds from divestitures of properties. Additionally, we expect other financing opportunities could provide additional sources of funds, including the issuance of common equity (through our at-the-market offering program or otherwise), preferred equity or debt securities. Our ability to raise funds is dependent on general economic conditions, general market conditions for REITs, and our operating performance. We believe that these cash resources will be sufficient to satisfy our cash requirements and we do not anticipate a need to raise funds from other than these sources within the next twelve months. We believe that we have sufficient cash flow from operations to continue as a going concern for the next twelve months and into the foreseeable future.
While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which would affect our financial condition and results of operations. For example, we may be required to comply with new laws or regulations that cause us to incur unanticipated capital expenditures for our properties, thereby increasing our liquidity needs. Even if there are no material changes to our anticipated liquidity requirements, our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or needed. As of September 30, 2014, we had $58.5 million in cash as well as approximately$680.0 million available under our unsecured revolving credit facility. Of the $58.5 million in cash, approximately $2.3 million is held in a financial institution in the United Kingdom.
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
The following table summarizes the balance and terms of our unsecured term loan facilities as of September 30, 2014 and December 31, 2013 (in thousands):

				Outstanding Balance
	Unswapped Interest Rate	Effective Interest Rate(1)	Maturity Date	September 30,	December 31,
Term Loan Facility				2014	2013
WF Term Loan #2(2)	LIBOR + 1.50%	2.49%	3/7/2018	$200,000	$200,000
WF Term Loan #3(2)	LIBOR + 1.50%	3.12%	1/15/2019	200,000	200,000
TD Term Loan(3)	LIBOR + 1.75%	3.28%	3/6/2020	50,000	50,000
Capital One Term Loan(2)	LIBOR + 1.75%	4.32%	1/31/2021	120,000	120,000
Total Unsecured Term Loan Facilities				$570,000	$570,000
__________

(1)	Represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the effect of the interest rate swaps, excluding debt issuance costs.

(2)	As of September 30, 2014 and December 31, 2013, the applicable LIBOR rate was 0.155% and 0.165%, respectively, for these loans.

(3)	As of September 30, 2014 and December 31, 2013, the applicable LIBOR rate was 0.155% and 0.16875%, respectively, for this loan.
Unsecured Revolving Credit Facility
We intend to borrow under our unsecured revolving credit facility from time to time for general corporate purposes, to fund potential acquisitions and to potentially repay long-term debt. The following table summarizes the balance and terms of our unsecured revolving credit facility as of September 30, 2014 and December 31, 2013, respectively (in thousands):

	September 30,	December 31,
	2014	2013
Outstanding Borrowings	$170,044	$170,044
Remaining Borrowing Capacity	679,956	679,956
Total Borrowing Capacity	$850,000	$850,000
Interest Rate(1)	1.45%	1.47%
Facility Fee(2)	30 bps	30 bps
Maturity Date(3)	January 15, 2018	January 15, 2018
_________

(1)	Calculated based on one-month LIBOR plus 1.30% as of September 30, 2014 and December 31, 2013.

(2)	The facility fee is based on the unsecured revolving credit facility's total borrowing capacity.

(3)	We may exercise an option to extend the maturity date by one year.

Secured Debt Financing
From time to time, we partially fund property acquisitions with secured mortgage financing. The following table details our Encumbered and Unencumbered Properties as of September 30, 2014 (Approximate Acquisition Cost and Debt Balance in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance
Encumbered Properties	42	$1,242,715	$617,298	14	$372,506	$175,843	56	$1,615,221	$793,141
Unencumbered Properties	58	1,375,589	—	15	362,050	—	73	1,737,639	—
Total Properties	100	$2,618,304	$617,298	29	$734,556	$175,843	129	$3,352,860	$793,141
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
Debt Covenants and Restrictions
As of September 30, 2014, we were in compliance with all financial debt covenants. See Note 6 "Debt" in the notes to our consolidated financial statements for additional information.
At-The-Market Offering
On November 6, 2013, we and CSP OP entered into four separate Equity Distribution Agreements with certain sales agents, pursuant to which we may sell, from time to time, our common shares having an aggregate offering price of up to $250.0 million. Sales of our common shares may be made in ordinary brokers' transactions on the NYSE, in negotiated transactions or transactions that are deemed to be "at the market" ("ATM") offerings, including sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. We may use these proceeds and proceeds from the sale of debt securities to repay debt, including borrowings under our unsecured revolving credit facility, to make acquisitions of properties or portfolios of properties, or for general corporate purposes. As of September 30, 2014, there have been no sales of common shares under the ATM program.
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
Debt Composition
Our consolidated and pro rata share of unconsolidated debt is comprised of the following as of September 30, 2014 (amounts in thousands):

	Consolidated Debt(1)			Unconsolidated Debt(2)			Consolidated & Unconsolidated Debt(1)(2)
	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total
Amount
Fixed Interest Rate Debt	$80,160	$1,107,138	$1,187,298	$9,732	$166,111	$175,843	$89,892	$1,273,249	$1,363,141
Floating Interest Rate Debt	—	170,044	170,044	—	—	—	—	170,044	170,044
Total	$80,160	$1,277,182	$1,357,342	$9,732	$166,111	$175,843	$89,892	$1,443,293	$1,533,185
Weighted Average Remaining Term (years):
Fixed Interest Rate Debt			4.00			5.31			4.17
Floating Interest Rate Debt			3.29			N/A			3.29
Total			3.91			5.31			4.07
Weighted Average Interest Rate:
Fixed Interest Rate Debt			4.23%			3.53%			4.14%
Floating Interest Rate Debt			1.45%			N/A			1.45%
Total			3.88%			3.53%			3.84%
__________

(1)
Consolidated debt amount includes a $170.0 million outstanding balance on our unsecured revolving credit facility as of September 30, 2014. The unsecured revolving credit facility may be extended for an additional year from January 2018 to January 2019. The annual facility fee of 0.30% is not reflected in the interest rate amounts included this table.

(2)	Unconsolidated debt amounts are at our pro rata share of effective ownership.

Contractual Obligations and Commitments
The following table provides information with respect to our contractual obligations as of September 30, 2014 (in thousands):

Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Principal Payments - Secured Notes Payable	$56,407	$275,116	$182,454	$103,321	$617,298
Principal Payments - Unsecured Term Loan Facilities	—	—	400,000	170,000	570,000
Principal Payments - Unsecured Revolving Credit Facility	—	—	170,044	—	170,044
Principal Payments - Unconsolidated Debt at Pro Rata Share(1)	1,194	34,004	34,936	105,709	175,843
Interest Payments - Fixed-Rate Debt(2)	49,587	77,867	47,303	17,698	192,455
Interest Payments - Variable-Rate Debt(3)	2,494	4,989	734	—	8,217
Interest Payments - Unconsolidated Debt at Pro Rata Share(1)	6,170	12,028	9,014	7,538	34,750
Ground Lease Payments	273	546	575	4,551	5,945
Total	$116,125	$404,550	$845,060	$408,817	$1,774,552
__________

(1)	Unconsolidated debt excludes amounts due to our investment in CBRE Strategic Partners Asia.

(2)
Amounts include the expected net payments due under our interest rate swap agreements where in each case we have swapped our variable interest rate payments due under the debt agreements for fixed rates of interest payments.

(3)
As of September 30, 2014, our variable rate debt consisted of amounts outstanding under our unsecured revolving credit facility. The variable interest rate payments are based on LIBOR plus a spread of 1.30%. As of September 30, 2014, LIBOR was 0.155%.

Debt Maturities
The following table details our consolidated and unconsolidated debt maturities as of September 30, 2014 (in thousands):

	Consolidated Debt(1)			Unconsolidated Debt(2)			Consolidated & Unconsolidated Debt(1)(2)			Weigh- ted Average Interest Rate(3)(4)
	Scheduled Amort	Term Maturities	Total	Scheduled Amort	Term Maturities	Total	Scheduled Amort	Term Maturities	Total
Remaining 2014	$4,121	—	$4,121	$293	$—	$293	$4,414	$—	$4,414	—%
2015	16,437	132,448	148,885	1,210	—	1,210	17,647	132,448	150,095	4.76%
2016	13,271	121,341	134,612	1,272	—	1,272	14,543	121,341	135,884	5.46%
2017	12,495	34,327	46,822	1,338	63,509	64,847	13,833	97,836	111,669	5.97%
2018	10,627	431,986	442,613	1,408	—	1,408	12,035	431,986	444,021	2.35%
2019	7,982	300,786	308,768	1,481	—	1,481	9,463	300,786	310,249	4.01%
2020	6,290	65,846	72,136	1,558	49,382	50,940	7,848	115,228	123,076	4.31%
2021	3,743	190,448	194,191	1,172	53,220	54,392	4,915	243,668	248,583	4.70%
2022	1,870	—	1,870	—	—	—	1,870	—	1,870	—%
2023	1,987	—	1,987	—	—	—	1,987	—	1,987	—%
Thereafter	1,337	—	1,337	—	—	—	1,337	—	1,337	6.26%
Total	$80,160	$1,277,182	$1,357,342	$9,732	$166,111	$175,843	$89,892	$1,443,293	$1,533,185	3.84%
__________

(1)
Consolidated debt amount includes a $170.0 million outstanding balance on the unsecured revolving credit facility as of September 30, 2014. The unsecured revolving credit facility expires January 15, 2018. We may exercise an option to extend the maturity date by one year.

(2)	Unconsolidated debt amounts are at our pro rata share of effective ownership.

(3)	Weighted average interest rate is calculated using the maturity date of our various debt.

(4)	Weighted average interest rate for 2018 debt maturity consists of 1.45% floating rate for the revolving credit facility and 2.92% of interest rate for all other fixed rate debt.

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
The following table presents total distributions declared and paid and distributions per share as well as the source of payment of such distributions, for the following periods (in thousands, except per share amounts):

2014 Quarter	First	Second	Third
Total distributions declared and paid	$29,820	$29,862	$29,854
Distributions per share	$0.126	$0.126	$0.126
Amount of distributions per share funded by cash flows provided by operations	$0.126	$0.126	$0.126
On April 29, 2014, our Board of Trustees approved a monthly distribution of $0.042 per common share for each of the months of July, August and September of 2014. The July dividend was paid on August 7, 2014 to all shareholders of record on July 31, 2014, the August dividend was paid on September 8, 2014 to all shareholders of record on August 29, 2014, and the September dividend was paid on October 7, 2014 to all shareholders of record on September 30, 2014.
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
On October 27, 2014, our Board of Trustees approved a monthly distribution of $0.0425 per common share for each of the months of January, February and March of 2015. The January dividend will be paid on February 6, 2015 to all shareholders of record on January 30, 2015, the February dividend will be paid on March 6, 2015 to all shareholders of record on February 27, 2015, and the March dividend will be paid on April 8, 2015 to all shareholders of record on March 31, 2015.
Historical Cash Flows
Our net cash provided by operating activities increased by $30.8 million to $122.8 million for the nine months ended September 30, 2014, compared to $92.0 million for the nine months ended September 30, 2013. The increase was primarily due to Net Operating Income generated by the properties acquired or consolidated since January 1, 2013. In addition, we paid expenses to our former investment advisor during the nine months ended September 30, 2013 that were accrued for as of December 31, 2012.
Net cash provided by investing activities was $11.1 million for the nine months ended September 30, 2014, compared to net cash used by investing activities of $245.0 million for the nine months ended September 30, 2013. The change was primarily attributable to proceeds of $61.1 million received from the sale of Maskew Retail Park and $22.5 million of distributions received due to the sale of an office property through the Duke JV and the partial sale of a property through CBRE Strategic Partners Asia. In addition, we had a reduction of $59.0 million paid for acquisitions during the current period as compared to the prior year period. We also made contributions to our unconsolidated entities to repay various notes payable secured by properties held within the joint ventures in the prior year period.
Net cash used in financing activities increased by $266.0 million to $158.1 million for the nine months ended September 30, 2014, compared to net cash provided by financing activities of $107.9 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2014 we increased our distribution payments by $12.9 million as compared to the prior year period. During the nine months ended September 30, 2013 we received $570.0 million from borrowings under our unsecured term loan facilities offset by $169.2 million paid to complete our Tender Offer.
Off-Balance Sheet Arrangements
As of September 30, 2014, we had four Investments in Unconsolidated Entities: (i) a 5.07% ownership interest in CBRE Strategic Partners Asia; (ii) an 80% ownership interest in the Duke JV; (iii) an 80% ownership interest in the UK JV; and (iv) an 80% ownership interest in the European JV. Our investments are discussed in Note 4 to the accompanying condensed consolidated financial statements "Investments in Unconsolidated Entities."
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

However, changes in the accounting and reporting rules under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that have been put into effect since the establishment of NAREIT's definition of FFO have prompted an increase in the non-cash and non-operating items included in FFO. We calculate Core FFO as FFO exclusive of the net effects of acquisition costs, interest rate swap gains/losses, transition and listing costs, and unrealized gain/loss in investments in unconsolidated entities. Core FFO is a useful measure to management's decision-making process. As discussed below, period to period fluctuations in the excluded items can be driven by short-term factors that are not particularly relevant to our long-term investment decisions, long-term capital structures or long-term tax planning and tax structuring decisions.
We believe that Core FFO appropriately presents our results of operations on a comparative basis. The items that we exclude from net income are subject to significant fluctuations from period to period that cause both positive and negative effects on our results of operations, often in inconsistent and unpredictable directions. For example, our acquisition costs are primarily the result of the volume of our acquisitions completed during each period, and therefore we believe such acquisition costs are not reflective of our operating results during each period. Similarly, unrealized gains or losses that we have recognized during a given period are based primarily upon changes in the estimated fair market value of certain of our investments due to changes in market conditions and do not necessarily reflect the operating performance of these properties during the corresponding period. During the year ended December 31, 2012, the Company began the process of transitioning from being an externally managed company to a self-managed company and we believe the costs incurred to accomplish this transition involve many costs which are being excluded to arrive at Core FFO. Lastly, we incurred certain costs during the year ended December 31, 2013, in connection with our Listing and the Tender Offer and believe the costs incurred should also be excluded to arrive at Core FFO.
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

The following table presents our FFO, Core FFO and AFFO for the three and nine months ended September 30, 2014 and 2013 (in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Reconciliation of Net Income to FFO, Core FFO and AFFO
Net Income	$18,468	$859	$26,940	$79,309
Real Estate Depreciation and Amortization	27,090	26,549	81,231	75,323
Pro Rata Share of Real Estate Depreciation and Amortization from Unconsolidated Entities	8,163	8,406	25,172	26,952
Loss (Gain) on Conversion of Equity Interest to Controlling Interest	—	1,667	—	(75,536)
Gain on Asset Disposition, Net	(13,175)	—	(13,175)	—
Pro Rata Share of Realized (Gain) Loss on Investment in CBRE Strategic Partners Asia	(123)	—	(123)	2,113
Funds from Operations	$40,423	$37,481	$120,045	$108,161
Acquisition-Related Expenses	265	175	555	2,178
Loss on Early Extinguishment of Debt	—	1,572	—	1,572
Severance-Related Expense	1,312	—	1,312	—
Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	(68)	(265)	(80)	(1,731)
Transition and Listing Expenses	—	1,447	—	12,681
Pro Rata Share of Unrealized (Gain) Loss on Investment in CBRE Strategic Partners Asia	(2)	(247)	117	(3,813)
Core Funds from Operations	$41,930	$40,163	$121,949	$119,048
Amortization of Non-Cash Interest Expense	(312)	(94)	(660)	(461)
Pro Rata Share of Amortization of Non-Cash Interest Expense from Unconsolidated Entities	117	97	354	436
Amortization of Above and Below Market Leases	1,173	1,956	4,056	5,028
Pro Rata Share of Amortization of Above/Below Market Leases from Unconsolidated Entities	(54)	(126)	(162)	(150)
Amortization of Deferred Revenue Related to Tenant Improvements	(272)	(276)	(747)	(909)
Share-Based Compensation	816	554	2,740	1,547
Straight-line Rent Adjustments, Net	(2,096)	(3,355)	(4,641)	(7,886)
Pro Rata Share of Straight-Line Rent Adjustments, Net from Unconsolidated Entities	296	(1,044)	1,026	(4,426)
Recurring Capital Expenditures	(3,401)	(1,652)	(8,319)	(3,890)
Pro Rata Share of Recurring Capital Expenditures from Unconsolidated Entities	(394)	(1,435)	(754)	(2,966)
Adjusted Funds from Operations	$37,803	$34,788	$114,842	$105,371
Amounts per share (Basic and Diluted):
Net Income Attributable to Common Shareholders	$0.08	$0.00	$0.11	$0.32
Funds from Operations	$0.17	$0.16	$0.51	$0.44
Core Funds from Operations	$0.18	$0.17	$0.51	$0.49
Adjusted Funds from Operations	$0.16	$0.15	$0.48	$0.43

Subsequent Events
On October 24, 2014, the Company completed the acquisition of 1659 Sauget, an industrial property of approximately 502,500 square feet in Sauget, Illinois, for $21.1 million. The property is 100% net leased to two tenants through 2019 and 2020.
On October 27, 2014, our Board of Trustees approved a monthly distribution of $0.0425 per common share for each of the months of January, February and March of 2015. The January dividend will be paid on February 6, 2015 to all shareholders of record on January 30, 2015, the February dividend will be paid on March 6, 2015 to all shareholders of record on February 27, 2015, and the March dividend will be paid on April 8, 2015 to all shareholders of record on March 31, 2015.
On November 3, 2014, we entered into amended and restated indemnification agreements (the "Amended Indemnification Agreements") with each of the Company’s trustees and executive officers.  The Amended Indemnification Agreements generally contain the same terms and conditions as the original indemnification agreements entered into by and between us and each trustee and executive officer, except for the following changes: (i) requiring a final adjudication, not subject to appeal, of exceptions to indemnification coverage; (ii) providing enhanced protection for attorney-client privilege and prohibiting our ability to raise arguments regarding validity of the indemnification agreement; (iii) eliminating our option to assume the defense of an indemnitee; (iv) enhancing an indemnitee's ability to obtain reimbursement of defense costs; (v) prohibiting the cancellation of trustee and officer insurance coverage without notice to an indemnitee; (vi) creating primacy in our obligations to indemnify the indemnitee; and (vii) requiring us to provide information to an indemnitee to assist in such indemnitee's defense.
The above description of the Amended Indemnification Agreements does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the form of amended and restated indemnification agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference into this Item 5 "Other Information."
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.
We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we will borrow primarily at fixed rates or variable rates and, in some cases, with the ability to convert variable rates to fixed rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on its outstanding hedging instruments. We applied various basis point spreads to the underlying interest rate curves of the derivative portfolio in order to determine the instruments’ change in fair value. The following tables summarize the results of the analysis performed for the nine months ended September 30, 2014 and 2013, respectively (amounts in thousands):

			Effects of Change in Interest Rates as of
Type of Instrument	Notional Amount	Maturity Date	September 30, 2014
			-100 Basis Points	-50 Basis Points	+50 Basis Points	+100 Basis Points

Qualifying Interest Rate Swap on Point West I Debt	$10,797	12/6/2016	(154)	(95)	113	226
Qualifying Interest Rate Swap on Wells Fargo Term Loan	$200,000	3/7/2018	(5,689)	(3,119)	3,207	6,351
Qualifying Interest Rate Swap on Atrium I Debt	$21,814	5/31/2018	(638)	(343)	355	704
Qualifying Interest Rate Swap on Wells Fargo Term Loan	$200,000	1/15/2019	(8,229)	(4,152)	3,937	7,814
Qualifying Interest Rate Swap on Easton III Debt	$6,327	1/31/2019	(242)	(122)	122	242
Qualifying Interest Rate Swap on TD Term Loan	$50,000	3/6/2020	(2,562)	(1,259)	1,223	2,410
Qualifying Interest Rate Swap on Capital One Term Loan	$120,000	1/31/2021	(7,081)	(3,500)	3,522	6,793

			Effects of Change in Interest Rates as of
Type of Instrument	Notional Amount	Maturity Date	September 30, 2013
			-100 Basis Points	-50 Basis Points	+50 Basis Points	+100 Basis Points

Qualifying Interest Rate Swap on Maskew Retail Park Debt(1)	$22,621	8/10/2014	(104)	(92)	91	181
Qualifying Interest Rate Swap on Point West I Debt	$11,123	12/6/2016	(211)	(143)	165	330
Qualifying Interest Rate Swap on Wells Fargo Term Loan	$200,000	3/7/2018	(8,484)	(4,283)	4,114	8,126
Qualifying Interest Rate Swap on Atrium I Debt	$22,750	5/31/2018	(877)	(449)	466	908
Qualifying Interest Rate Swap on Wells Fargo Term Loan	$200,000	1/15/2019	(10,053)	(5,148)	4,790	9,536
Qualifying Interest Rate Swap on Easton III Debt	$6,513	1/31/2019	(297)	(152)	153	299
Qualifying Interest Rate Swap on TD Term Loan	$50,000	3/6/2020	(2,958)	(1,391)	1,405	2,763
Qualifying Interest Rate Swap on Capital One Term Loan	$120,000	1/31/2021	(8,172)	(4,145)	3,898	7,719
__________

(1)	Based on three-month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.
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
A 100 basis point decrease or increase in interest rates would decrease or increase the fair market value of our notes payable and unsecured term loan facilities by $19.1 million at September 30, 2014.
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
Changes in Internal Controls Over Financial Reporting
No changes in internal control over financial reporting occurred during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
We are not party to any material legal proceedings as of September 30, 2014.
ITEM 1A.    RISK FACTORS
There have been no material changes to the "Risk Factors" set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Securities and Repurchases of Securities
During the three months ended September 30, 2014, we did not sell any equity securities that are not registered under the Securities Act of 1933, as amended.
The following table provides information with respect to our tax tendering activity for the three months ended September 30, 2014:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May-Yet Be Purchased Under the Plans or Programs

July 1, 2014 to July 31, 2014(1)	40,247	$8.11	N/A	N/A
August 1, 2014 to August 31, 2014	—	—	N/A	N/A
September 1, 2014 to September 30, 2014(1)	23,107	7.48	N/A	N/A
Total	63,354	$7.88	N/A	N/A
__________

(1)
In July and September 2014, a total of 40,247 and 23,107 shares, respectively, were tendered by certain of our employees to us to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.

Use of Proceeds from Sale of Registered Securities
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURE
None.
ITEM 5.    OTHER INFORMATION
On November 3, 2014, we entered into amended and restated indemnification agreements (the "Amended Indemnification Agreements") with each of the Company’s trustees and executive officers.  The Amended Indemnification Agreements generally contain the same terms and conditions as the original indemnification agreements entered into by and between us and each trustee and executive officer, except for the following changes: (i) requiring a final adjudication, not subject to appeal, of exceptions to indemnification coverage; (ii) providing enhanced protection for attorney-client privilege and prohibiting our ability to raise arguments regarding validity of the indemnification agreement; (iii) eliminating our option to assume the defense of an indemnitee; (iv) enhancing an indemnitee's ability to obtain reimbursement of defense costs; (v) prohibiting the cancellation of trustee and officer insurance coverage without notice to an indemnitee; (vi) creating primacy in our obligations to indemnify the indemnitee; and (vii) requiring us to provide information to an indemnitee to assist in such indemnitee's defense.

The above description of the Amended Indemnification Agreements does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the form of amended and restated indemnification agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference into this Item 5.
ITEM 6.    EXHIBITS

10.1	Form of Amended and Restated Indemnification Agreement for trustees and executive officers, filed herewith.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101
The following materials from Chambers Street Properties' Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to the Condensed Consolidated Financial Statements, filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chambers Street Properties

Date: November 3, 2014	/S/ JACK A. CUNEO
Jack A. Cuneo
President and Chief Executive Officer

Date: November 3, 2014	/S/ MARTIN A. REID
Martin A. Reid
Chief Financial Officer