Form 10-K
period 2014-12-31
CHAMBERS STREET PROPERTIES
filed 2015-03-02
CIK 1297587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
(609) 683-4900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The aggregate market value of the voting and non-voting common shares held by non-affiliates of Chambers Street Properties was approximately $1,893,409,009 based on the quoted closing price on the New York Stock Exchange for such shares on June 30, 2014.
The number of shares outstanding of the registrant’s common shares, $0.01 par value, was 236,920,675 as of February 26, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2015 Annual Shareholders’ Meeting expected to be filed on or about to April 29, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K.
This Annual Report on Form 10-K omits financial statements required under Rule 3-09 of Regulation S-X, for Goodman Princeton Holdings (Lux), S.a.r.l. (the "European JV"). An amendment to this Annual Report on Form 10-K will be filed as soon as practicable following the availability of the financial statements.

CHAMBERS STREET PROPERTIES

PART I.

ITEM 1.	BUSINESS
Overview
We are a self-administered real estate investment trust (a "REIT"), focused on acquiring, owning and managing net leased industrial and office properties leased to creditworthy tenants. We have elected to be taxed as a REIT for U.S. federal income tax purposes. Our common shares are listed on the New York Stock Exchange (the "NYSE") under the ticker symbol "CSG."
As of December 31, 2014, we owned, on a consolidated basis, 102 industrial (primarily warehouse/distribution) and office properties located in 18 U.S. states (Arizona, California, Colorado, Florida, Illinois, Indiana, Kansas, Kentucky, Maryland, Massachusetts, Minnesota, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Texas and Virginia) and in the United Kingdom, encompassing approximately 25.3 million rentable square feet. Our consolidated properties were approximately 97.5% leased (based upon rentable square feet) as of December 31, 2014. As of December 31, 2014, 77 of our consolidated properties were net leased to single tenants, which encompassed approximately 20.6 million rentable square feet.
In addition, we owned, on an unconsolidated basis, 26 industrial (primarily warehouse/distribution) and office properties located in eight U.S. states (Arizona, Florida, Illinois, Indiana, North Carolina, Ohio, Tennessee and Texas) and in three European countries (France, Germany and the United Kingdom) encompassing approximately 12.4 million rentable square feet. Our unconsolidated properties were approximately 99.9% leased (based upon rentable square feet) as of December 31, 2014. As of December 31, 2014, 20 of our unconsolidated properties were net leased to single tenants, which encompassed approximately 11.5 million rentable square feet.
We operate in an umbrella partnership REIT structure in which our operating partnership, CSP Operating Partnership, LP ("CSP OP"), indirectly owns all of our consolidated properties and all of our interests in our unconsolidated properties, and we are the 100% owner and sole general partner. For each interest in our common shares of beneficial interest $0.01 par value (the "common shares") that we issue, an equal interest in the limited partnership units of CSP OP is issued to us in exchange for the cash proceeds from the issuance of the interest in our common shares. As of December 31, 2014, we owned 100% of the limited partnership units of CSP OP directly or indirectly through a wholly-owned taxable REIT subsidiary.
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
History
We were formed in Maryland on March 30, 2004 and commenced operations in July 2004 following an initial private placement of our common shares. Since the Company was established, we have raised equity capital of approximately $2.5 billion in gross proceeds through two public offerings of our common shares to finance our real estate investment activities.
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
On May 21, 2013, we listed our common shares on the NYSE under the symbol "CSG" (the "Listing") and concurrently commenced a modified "Dutch Auction" tender offer to purchase up to $125.0 million in value of the common shares from our shareholders, which was completed on June 26, 2013.
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
You may request copies of any of these documents by writing to:

Chambers Street Properties
47 Hulfish Street, Suite 210
Princeton, New Jersey 08542
Attention: Investor Relations
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

•	Build-to-Suit Opportunities. We also intend to pursue build-to-suit opportunities that have attractive development yields and leased to tenants with strong credit profiles on a long-term basis.

•
Maximize Cash Flow Through Internal Growth. We seek investments with fixed rent escalations over long-term leases that provide stable, increasing cash flow. We have typically structured our property acquisitions to achieve a positive spread between our cost of capital and the yields achieved on our investments. The majority of our existing leases have embedded rental rate growth as they provide for periodic increases in rent.

•
Capital Recycling. We intend to pursue a disciplined capital allocation strategy by selectively disposing of properties that are no longer consistent with our investment strategy or whose returns appear to have been maximized. To the extent that we dispose of properties, we intend to redeploy the capital into investment opportunities that we believe are more attractive or to reduce debt.

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

We employ an enhanced income investment strategy designed to maximize risk-adjusted returns by purchasing, actively managing and selling properties located in the business districts and suburban markets of major metropolitan areas. Our primary focus is on industrial (primarily warehouse/distribution) and office properties. When making investment decisions we consider relevant risks and financial factors, including market conditions, the creditworthiness of major tenants, the expected levels of rental and occupancy rates, current and projected cash flow of the property, the location, condition and use of the property, suitability for future development, income-producing capacity, the prospects for long-range appreciation, liquidity and income tax considerations.
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
Industry Segments
We view our consolidated property operations as two reportable segments: Industrial Properties and Office Properties, which participate in the acquisition, development, ownership and operation of high quality real estate assets in their respective regions. We had one non-reportable segment, which was Retail Properties. However, during the quarter ended September 30, 2014, we sold our last remaining retail property, therefore, eliminating the non-reportable segment from future reportable presentations. Information regarding our reportable segments can be reviewed under Note 14, "Segment Disclosure," in the accompanying consolidated financial statements.
Geographic Areas of Properties
We currently operate in two consolidated property geographic areas, the United States and the United Kingdom. As of December 31, 2014, we also had ownership interests in (i) the Goodman Princeton Holdings (Jersey) Limited joint venture (the "UK JV"), which owned interests in properties in the United Kingdom and (ii) the Goodman Princeton Holdings (LUX) SARL joint venture (the "European JV"), which owned interests in properties in Germany and France. Information relative to the UK JV and the European JV can be reviewed under Note 4, "Investments in Unconsolidated Entities" in the accompanying consolidated financial statements.

Regulations
Our properties, as well as any other properties that we may acquire in the future, are subject to various international, U.S. federal, state and local laws, ordinances and regulations, including, among other things, zoning regulations, land use controls and environmental controls. Our properties are subject to regulation under federal laws, such as the Americans with Disabilities Act ("ADA"), under which all public accommodations must meet federal requirements related to access and use by disabled persons, state and local laws addressing matters such as earthquake, fire and life safety requirements or international laws. Although we believe that our properties substantially comply with present requirements under applicable governmental regulations and laws, none of our properties have been audited or investigated for compliance by any regulatory agency. If we were not in compliance with material provisions of the ADA or other regulations affecting our properties, we might be required to take remedial action, which could include making modifications or renovations to properties. Federal, state or local governments may also enact future laws and regulations that could require us to make significant modifications or renovations to our properties. If we were to incur substantial costs to comply with the ADA or any other regulations or laws, our financial condition, results of operations, cash flow, the quoted trading prices of our securities and ability to satisfy our debt service obligations and to pay distributions to shareholders could be adversely affected. We believe that we have all permits and approvals necessary under current law to operate our properties.
Environmental Matters
We will not close the purchase of any property unless and until we obtain an environmental assessment and are generally satisfied with the environmental status of the property. A Phase I environmental site assessment basically consists of a visual survey of the building and the property in an attempt to identify areas of potential environmental concern, visually observing neighboring properties to assess surface conditions or activities that may have an adverse environmental impact on the property, and contacting local governmental agency personnel and performing a regulatory agency file search in an attempt to determine any known environmental concerns in the immediate vicinity of the property. A Phase I environmental site assessment does not generally include any sampling or testing of soil, groundwater or building materials from the property. We may pursue additional assessments or reviews if the Phase I site assessment indicates that further environmental investigation is warranted.
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
Competition
We compete for real property investments with other REITs and institutional investors such as pension funds, private real estate investment funds, insurance company investment accounts, private investment companies, individuals and other entities engaged in real estate activities, some of which have greater financial resources than we do. Such competition may result in an increase in the amount we must pay to acquire a property or may require us to forgo an investment in properties which would otherwise meet our investment criteria. Leasing of real estate is also highly competitive in the current market, and we will experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide rent concessions, incur expenses for tenant improvements or offer other inducements to enable us to timely lease vacant space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers.
Employees
As of December 31, 2014, we had 33 full-time employees. None of our employees are represented by a collective bargaining unit.
Leasing and Asset Management
Our asset management team collaborates with existing tenants to understand and attempt to meet their expansion, contraction and lease term renewal/extension needs. The team's ongoing communications with the tenants allows us to understand and address those requirements as and when they arise, which has allowed us to experience favorable renewal/expansion and occupancy rates.

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
Real estate investments are subject to certain inherent risks. Real estate investments are generally long-term investments that cannot be quickly converted to cash. Real estate investments are also subject to adverse changes in general economic conditions or local conditions that may reduce the demand for industrial, office or other types of properties. Other factors can also affect real estate values, including:

•	possible international and U.S. federal, state or local regulations and controls affecting rents, prices of goods, fuel and energy consumption and prices, water and environmental restrictions;

•	increasing labor and material costs;

•	the perceptions of tenants and prospective tenants of the convenience, attractiveness and safety of our properties;

•	competition from comparable properties;

•	the occupancy rate of our properties;

•	the ability to collect all rents from tenants on a timely basis;

•	the effects of any bankruptcies or insolvencies of major tenants;

•	civil unrest;

•	acts of nature, including earthquakes, hurricanes and other natural disasters that may result in losses not covered by our insurance;

•	acts of terrorism or war;

•	increases in operating costs, taxes and insurance costs not subject to reimbursement;

•	changes in interest rates and in the availability, cost and terms of mortgage or other funding; and

•	other factors which are beyond our control.
Adverse economic conditions in the geographic regions in which we purchase properties may adversely affect our income and our ability to pay distributions to our shareholders.
A commercial property's income and value may be adversely affected by national and regional economic conditions, local real estate conditions such as an oversupply of properties or a reduction in demand for properties, availability of "for sale" properties, competition from other similar properties, our ability to provide adequate maintenance, insurance and management services, increased operating costs (including real estate taxes), the desirability and location of the property and changes in market rental rates. Our income will be adversely affected if a significant number of tenants are unable to pay rent or if our properties cannot be rented on favorable terms. Additionally, if tenants of properties that we lease on a triple-net basis fail to pay required tax, utility or other impositions, we could be required to pay those costs, which would adversely affect funds available for future acquisitions or cash available for distributions.

Our performance is linked to economic conditions in the regions where our properties are located and in the market for industrial (primarily warehouse/distribution) and office properties generally. As of December 31, 2014, approximately 42.4% of our portfolio (based on approximate total acquisition costs, with our unconsolidated properties included at our pro rata share of effective ownership) consisted of properties located in New Jersey (15.1%); Florida (8.2%); Texas (7.7%); California (5.8%); and South Carolina (5.6%). Therefore, to the extent that there are adverse economic conditions in those regions, and in these markets generally, that impact the applicable market rents, such conditions could result in a reduction of our income and cash available for distributions and thus affect the amount of distributions we can make to investors as well as the amounts we could otherwise receive upon a sale of a property in a negatively affected region.
Adverse economic conditions affecting the particular industries of our tenants may adversely affect our income and our ability to pay distributions to our shareholders.
We are subject to certain industry concentrations with respect to our properties, including the following, which, as of December 31, 2014, accounted for the percentage of our share of annualized base rent, with our unconsolidated properties included at our pro rata share of effective ownership, as indicated: Financial Services (13.5%); Pharmaceutical and Health Care Related (12.3%); Consumer Products (11.6%); Internet Retail (9.9%); and Defense and Aerospace (6.6%). Adverse economic conditions affecting a particular industry of one or more of our tenants could affect the financial ability of one or more of our tenants to make payments under their leases, which could cause delays in our receipt of rental revenues or a vacancy in one or more of our properties for a period of time. Therefore, changes in economic conditions of the particular industry of one or more of our tenants could reduce our ability to pay dividends and the value of one or more of our properties at the time of sale of such properties.
A concentration of our investments in a limited number of property classes may leave our profitability vulnerable to a downturn in such sectors.
At any one time, a significant portion of our property investments may be in a limited number of property classes. As of December 31, 2014, our investments were in two property classes, industrial (primarily warehouse/distribution) (46%) and office (54%) based on approximate total acquisition costs, with our unconsolidated properties included at our pro rata share of effective ownership. As a result, we are subject to risks inherent in investments in these classes and downturns in the businesses conducted at these properties could adversely impact our revenues and financial condition.
Our results of operations rely on major tenants and insolvency, bankruptcy or receivership of these or other tenants could adversely affect our results of operations.
As of December 31, 2014, based on leases in effect for consolidated properties and unconsolidated joint venture properties, our five largest tenants (Amazon.com, Barclay's Capital, Raytheon Company, U.S. General Services Administration and Lord Abbett & Co.) together represented approximately 24.0% of our recognized annual base rent, with our unconsolidated properties included at our pro rata share of effective ownership. Our rental revenue depends on entering into leases with and collecting rents from tenants. General and regional economic conditions may adversely affect our major tenants and potential tenants in our markets. Our major tenants may experience a material business downturn, weakening their financial condition and potentially resulting in their failure to make timely rental payments and/or a default under their leases. In many cases, we have made substantial up front investments in the applicable leases, through tenant improvement allowances and other concessions, as well as typical transaction costs (including professional fees and commissions) that we may not be able to recover. In the event of any tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.
The bankruptcy or insolvency of a major tenant also may adversely affect the income produced by our properties. If any tenant becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate their lease with us. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected.
Our revenue and cash flow could be materially adversely affected if any of our significant tenants were to become bankrupt or insolvent, suffer a downturn in their business, fail to abide by the terms of their leases, fail to renew their leases at all or renew on terms less favorable to us than their current terms.

Because we are dependent on our tenants for substantially all of our revenue, our success is materially dependent on the financial stability and ongoing business vitality of our tenants.
Lease payment defaults by tenants could cause us to reduce the amount of distributions to shareholders. A default of a tenant on its lease payments would cause us to lose revenue from the property and possibly incur additional operating expenses. In the event of such a default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and leasing our property. If a lease is terminated, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. Further, we may be required to make rent or other concessions to tenants, accommodate requests for renovations, make build-to-suit remodeling and other improvements or provide additional services to our tenants. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants in sufficient numbers. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant's election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions. Certain of our properties are occupied by only a single tenant and, therefore, the success of those properties will be materially dependent on the financial stability of such tenants.
We are subject to risks involved in single tenant leases, and the default by one or more tenants could materially and adversely affect us.
As of December 31, 2014, approximately 85.0% of our portfolio (based on net rentable square footage for our consolidated and unconsolidated properties) consists of properties leased to single tenants. Any of our tenants may experience a downturn in its business at any time that may significantly weaken its financial condition or cause its failure. As a result, such tenant may decline to extend or renew its lease upon expiration, fail to make rental payments when due or declare bankruptcy. The default, financial distress or bankruptcy of a single tenant could cause interruptions in the receipt of rental revenue and/or result in a vacancy, which is likely to result in the complete reduction in the operating cash flows generated by the property leased to that tenant and may decrease the value of that property. In addition, a majority of our leases generally require the tenant to pay all or substantially all of the operating expenses normally associated with the ownership of the property, such as utilities, real estate taxes, insurance and routine maintenance. Following a vacancy at a single-tenant property, we will be responsible for all of the operating costs at such property until it can be re-let, if at all.
A property that incurs a significant vacancy could be difficult to sell or lease.
A property may incur a vacancy either by the default of a tenant under its lease or the expiration of one of our leases. Some of our properties may be specifically suited to the particular needs of the existing tenant based on the type of business the tenant operates. As of December 31, 2014, leases representing 1.6% of our annualized base rent, with our unconsolidated properties included at our pro rata share of effective ownership, were scheduled to expire during 2015. We cannot assure you that leases will be renewed or that our properties will be re-let at rental rates equal to or above our current average rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. We may have difficulty obtaining a new tenant for any vacant space in our properties, particularly if the space limits the types of businesses that can use the space without major renovation. In addition, the number of vacant or partially vacant properties in a market or submarket could adversely affect our ability to re-lease the space at attractive rental rates. If a vacancy on any of our properties continues for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to shareholders. In addition, the resale value of any such property could be diminished because the market value of a particular property may depend principally upon the value of the leases of such property.
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
When a tenant at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new tenants, we will be required to expend substantial funds for tenant improvements to the vacated space and other lease-up costs. We may need to raise capital to make such expenditures. If we are unable to do so or our capital is otherwise unavailable, we may be unable to make the required capital expenditures. If we are required to use net cash from operations to fund any such significant tenant improvements and other lease-up costs, our operations, financial condition and cash flow could be adversely impacted.
If our tenants are unable to secure financing necessary to continue to operate their businesses and pay us rent, we could be materially and adversely affected.
Certain of our tenants rely on external sources of financing to operate their businesses. If these tenants are unable to secure financing necessary to continue to operate their businesses, they may be unable to meet their rent obligations or be forced to declare bankruptcy and reject their leases, which could materially and adversely affect us.
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
As a result of various factors, including potential competitive pricing pressure specific to certain submarkets, general economic weakness and the desirability of our properties compared to other properties in our submarkets, we may be unable to realize the asking rents across the properties in our portfolio. In addition, the degree of discrepancy between our asking rents and the actual rents we are able to obtain may vary both from property to property and among different leased spaces within a single property. If we are unable to obtain rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted. In addition, depending on asking rental rates at any given time as compared to expiring leases in our portfolio, from time to time rental rates for expiring leases may be higher than starting rental rates for new leases, which can negatively impact our future cash flow.
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

•	the possibility that we may incur impairments and liabilities as the result of actions taken by the controlling party;

•	that such co-venturer, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

•	the possibility that our co-venturer, co-tenant or partner in an investment might default on any financings that we may provide to the joint venture; and

•	that we will not manage the properties, or be able to select the management for the property, that a joint venture owns.
Actions by such a co-venturer, co-tenant or partner might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing our returns. We have ownership interests in three joint ventures that, as of December 31, 2014, owned interests in 26 properties.
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
We have entered into agreements with third-party management companies to provide property management services for certain of our properties, and we expect to enter into similar agreements with respect to properties we acquire in the future. We cannot supervise these third-party managers and their personnel on a day-to-day basis and we cannot assure you that they will manage our properties in a manner that is consistent with their obligations under our agreements, that they will not be negligent in their performance or engage in other criminal or fraudulent activity, or that these managers will not otherwise default on their management obligations to us. Specifically, we may not audit their accounting policies and procedures and we may not evaluate the adequacy of their insurance. If any of the foregoing occurs, our relationships with our tenants could be damaged, which may prevent the tenants from renewing their leases, and we could incur liabilities resulting from loss or injury to our properties or to persons at our properties. Furthermore, if we identify that a property management company is not performing its duties as necessary, our ability to replace that property management company may be limited. Such events could adversely impact our operations, financial condition, cash flow and our ability to make distributions to our shareholders.
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

•	contractor and subcontractor disputes, strikes, labor disputes or supply disruptions;

•	the builder's failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance;

•	additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction;

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
We may be unable to identify and successfully complete acquisitions and even if acquisitions are identified and completed, we may fail to successfully operate acquired properties, which could materially and adversely affect us and impede our growth.
Our ability to identify and acquire properties on favorable terms and successfully operate or redevelop them may be exposed to the following significant risks:

•
even if we enter into agreements for the acquisition of properties, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction and other conditions that are not within our control, which may not be satisfied, and we may be unable to complete an acquisition after making a non-refundable deposit and incurring certain other acquisition-related costs;

•	we may be unable to finance the acquisition on favorable terms in the time period we desire, or at all;

•	we may spend more than budgeted to make necessary improvements or renovations to acquired properties;

•	we may not be able to obtain adequate insurance coverage for new properties;

•
acquired properties may be located in new markets where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures;

•
we may be unable to integrate quickly and efficiently new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and as a result our results of operations and financial condition could be adversely affected;

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

•	we may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently unable to complete.
Any delay or failure on our part to identify, negotiate, finance and consummate such acquisitions in a timely manner and on favorable terms, or operate acquired properties to meet our financial expectations, could impede our growth and adversely affect our financial condition, results of operations, and cash flow.

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
A decline in the fair market value of our assets may require us to recognize a permanent impairment against such assets under U.S. Generally
Accepted Accounting Principles ("GAAP"), if we were to determine that we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale.
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
Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the properties. Generally, from time to time our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. In some areas where we have properties, declines in other tax revenues for the states are resulting in the states considering increases to future property and other business related tax rates. Although some tenant leases may permit us to pass through such tax increases to the tenants for payment, there is no assurance that renewal leases or future leases will be negotiated on the same basis. Increases not passed through to tenants may adversely affect our financial condition, results of operation, cash flow and our ability to make distributions to our shareholders.
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
In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we may have limited funding to repair or reconstruct the damaged property, and we cannot assure you that any such source of funding will be available to us for such purposes in the future. Furthermore, insurance may be unavailable or uneconomical. In particular, insurance coverage relating to flood or earthquake damage or terrorist acts may not be available or affordable. Also, due to changes in codes and ordinances, environmental considerations and other factors, it may not be feasible to use insurance proceeds to replace a building after it has been damaged or destroyed or the proceeds could be insufficient. If any of our properties were to experience a catastrophic loss that is not fully covered by insurance, it could disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Such events could adversely affect our cash flow and ability to make distributions to our shareholders.
We may incur significant costs complying with various federal, state and local laws, regulations and covenants that are applicable to our properties and, in particular, costs associated with complying with regulations such as the Americans with Disabilities Act of 1990 may result in unanticipated expenses.
The properties in our portfolio are subject to various covenants and international and U.S. federal, state and local laws and regulatory requirements, including permitting and licensing requirements. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or restrict our use of our properties and may require us to obtain approval from local officials of community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic or hazardous material abatement requirements. There can be no assurance that existing laws and regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulation will not be adopted that increase such delays or result in additional costs. Our growth strategy may be affected by our ability to obtain permits, licenses and zoning relief. Our failure to obtain such permits, licenses and zoning relief or to comply with applicable laws could have an adverse effect on our financial condition, results of operations and cash flow.
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
We may incur significant financial penalties if we fail to comply with various laws and regulations.
Our properties, as well as any other properties that we may acquire in the future, are subject to various international, U.S. federal, state and local laws, ordinances and regulatory requirements, including, among other things, zoning regulations, land use controls and environmental controls. We are also subject to various labor relations laws. We may incur financial penalties enforced by external regulatory bodies if we fail to comply with these various laws, ordinances and regulatory requirements, which could have an adverse effect on our financial condition, results of operations and cash flow.
Your investment may be subject to additional risks when we make international investments.
We purchase properties located outside the U.S. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws may expose us to risks that are different from and in addition to those commonly found in the U.S. Foreign investments could be subject to the following risks:

•	changes in laws, treaties and regulatory requirements, including changes in land use and zoning laws;

•
enactment of laws relating to the foreign ownership of real property and laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person's or company's country of origin;

•	difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations;

•
fluctuations in foreign currency exchange rates, which may adversely impact the fair values and earnings streams of our international holdings and, therefore, the returns on our non-dollar denominated investments. We do not currently hedge our foreign currency exposure, which may result in losses on investments as a result of exchange rate fluctuations;

•	adverse market conditions caused by terrorism, civil unrest, natural disasters and changes in national or local governmental or economic conditions;

•
the willingness of domestic or foreign lenders to make mortgage loans in certain countries and changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

•	the imposition of unique tax structures and changes in real estate and other tax rates and other operating expenses in particular countries;

•	our ability to qualify as a REIT; and

•	general political and economic instability.
If we expand our international activities, these risks could increase in significance which in turn could adversely affect our results of operations and financial condition.

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
We rely on information technology in our operations, and any failure, inadequacy, interruption or security failure of that technology could harm our business.
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records and tenant and lease data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information, including but not limited to tenant information and information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems' improper functioning or damage, or the improper access or disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation and subject us to liability claims or regulatory penalties, which could have an adverse effect on our business, financial condition and results of operations.
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
On November 10, 2014, we announced that the Nominating and Corporate Governance Committee of our Board of Trustees will lead, effective immediately, the process of identifying a successor for our Chief Executive Officer who will retire effective upon the naming of an interim or permanent Chief Executive Officer. The search for and transition to a successor Chief Executive Officer may result in disruptions to our business and uncertainty among investors, employees and others concerning our future direction and performance. Any such disruptions and uncertainty, as well as the failure to successfully identify, attract or retain a successor Chief Executive Officer, could have an adverse effect on our business, results of operations and financial condition.
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
Under the Maryland General Corporate Law (the "MGCL") as applicable to REITs, certain "business combinations" between a Maryland REIT and an interested shareholder or an affiliate of an interested shareholder are prohibited for five years after the most recent date on which the interested shareholder becomes an interested shareholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested shareholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of the Company's outstanding voting shares; or

•
an affiliate or associate of the Company who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding shares of the Company.

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
After the five-year prohibition, any business combination between the Maryland REIT and an interested shareholder generally must be recommended by our Board of Trustees and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding voting shares of the Company; and

•
two-thirds of the votes entitled to be cast by holders of outstanding voting shares of the Company other than shares held by the interested shareholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested shareholder.

The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer, including potential acquisitions that might involve a premium price for our common shares or otherwise be in the best interests of our shareholders.
Our Board of Trustees has adopted a resolution exempting the Company from the provisions of the MGCL relating to business combinations with interested shareholders or affiliates of interested shareholders. However, such resolution can be altered or repealed, in whole or in part, at any time by our Board of Trustees. If such resolution is repealed, the business combination statute could have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating these offers, even if our acquisition would be in our shareholders' best interests.
Certain provisions of the MGCL applicable to Maryland real estate investment trusts permit our Board of Trustees, without shareholder approval and regardless of what is currently provided in our declaration of trust or bylaws, to adopt certain mechanisms, some of which (for example, a classified board) we do not have. These provisions may have the effect of limiting or precluding a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in our control under circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then current market price.
The MGCL also limits the ability of a third-party to buy a large stake in us and exercise voting power in electing trustees.
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
Our declaration of trust authorizes us to issue up to 1,000,000,000 shares, of which 10,000,000 shares are designated as preferred shares. Subject to approval by our Board of Trustees, we may issue preferred shares with rights, preferences, and privileges that are more beneficial than the rights, preferences, and privileges of our common shares. Holders of our common shares do not have preemptive rights to acquire any shares issued by us in the future. If we ever create and issue preferred shares with a distribution preference over common shares, payment of any distribution preferences on outstanding preferred shares would reduce the amount of funds available for the payment of distributions on our common shares. In addition, holders of preferred shares are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common shareholders, thereby reducing the amount a common shareholder might otherwise receive upon such an occurrence. Also, under certain circumstances, the issuance of preferred shares may have the effect of delaying or preventing a change in control of the Company.
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
Accounting rules for certain aspects of our and our joint ventures' operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in the preparation of our or our joint ventures' financial statements and the delivery of this information to our shareholders. Furthermore, changes in accounting rules or in our accounting assumptions and/or judgments, such as asset impairments, could materially impact our financial statements. Under any of these circumstances, we could be materially and adversely affected.
Fraud, misconduct or inadvertent errors made by employees or third parties may cause financial loss, litigation or regulatory action, which could result in an adverse effect on our business, financial condition and results of operations.
We are dependent on our employees and third parties for our operations and financial affairs. Fraud, misconduct or inadvertent errors by our employees or third parties could cause financial harm to us or expose us to litigation or regulatory action and injure our reputation. These types of conduct could include, among other types, unauthorized expenditures, misappropriation of funds, incorrect reporting of our transactions or errors or misstatements in required filings. Our ability to protect against and detect fraud, misconduct or inadvertent errors is limited and we may not be successful in detecting and remedying these actions, which may adversely affect our business, financial condition and results of operations.
Risks Related to Our Debt Financing
Dislocations or volatility in the capital and credit markets could adversely affect us.
Dislocations or volatility in the financial markets have the potential to affect, particularly in the near term, the value of our properties and our investments in unconsolidated joint ventures, the availability or the terms of financing that we and our unconsolidated joint ventures have or may anticipate utilizing, and the ability of us and our unconsolidated joint ventures to make principal and interest payments on or refinance any outstanding debt when due. It may also impact the ability of our tenants and potential tenants to enter into new leases or satisfy rental payments under existing leases. Capital market dislocations or volatility may potentially cause certain financial institutions to fail or to seek federal assistance. In the event of a failure of a lender or counterparty to a financial contract, obligations under the financial contract might not be honored and many forms of assets may be at risk and may not be fully returned to us. Should a financial institution fail to fund its committed amounts when contractually obligated to do so, our ability to meet our obligations could be materially and adversely impacted.
We could become more highly leveraged and an increase in debt service could adversely affect our cash flow and ability to make distributions.
We had approximately $1.5 billion of outstanding indebtedness (consolidated and unconsolidated at our pro rata share), excluding net premiums, representing approximately 45.5% of the approximate total acquisition cost of our consolidated and unconsolidated properties, including intangibles, as of December 31, 2014.
Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;

•	we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to meet operational needs;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our current indebtedness;

•	we may be forced to dispose of one or more of our properties, possibly on unfavorable terms or in violation of certain loan covenants to which we may be subject;

•	we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and

•	our default under any loan with cross default provisions could result in a default on other indebtedness.
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
In the future, we may issue debt or equity securities, including medium term notes, senior or subordinated notes and classes of preferred or common shares. Debt securities or preferred shares will generally be entitled to receive payments, both current and in connection with any liquidation or sale, prior to the holders of our common shares. Our Board of Trustees may issue such securities without shareholder approval and under the MGCL may amend our declaration of trust to increase the aggregate number of authorized capital shares or the number of authorized capital shares of any class or series without shareholder approval. We are not required to offer any such additional debt or equity securities to existing common shareholders on a preemptive basis. Therefore, offerings of common shares or other equity securities may dilute the percentage ownership interest of our existing shareholders. To the extent we issue additional equity interests, our shareholders' percentage ownership interest in us will be diluted. Depending upon the terms and pricing of any additional offerings and the value of our real properties and other real estate related assets, our shareholders may also experience dilution in both the book value and fair market value of their shares. As a result, future offerings of debt or equity securities, or the perception that such offerings may occur, may reduce the market price of our common shares and/or the distributions that we pay with respect to our common shares.
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
Certain shareholders may be subject to withholding and reporting requirements under FATCA.
Sections 1471 through 1474 of the Internal Revenue Code of 1986 (the "Internal Revenue Code") and the Treasury Regulations promulgated thereunder ("FATCA") generally impose a withholding tax of 30% ("FATCA withholding") on certain gross amounts of income not effectively connected with a U.S. trade or business paid to certain "foreign financial institutions" and certain other U.S.-owned "non-financial foreign entities," unless various information reporting requirements are satisfied. Amounts subject to FATCA withholding generally include gross U.S.-source dividends and gross proceeds from the sale of shares, paid on or after January 1, 2017. To avoid withholding under FATCA, shareholders that are subject to these rules generally will be obligated to comply with certain information reporting and disclosure requirements.
An investor may be subject to FATCA withholding with respect to dividends or gross proceeds on or after January 1, 2017. Shareholders are encouraged to consult their tax advisers regarding the possible application of FATCA to their investment in our common shares.
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
The trading market for our common shares relies in part upon the research and reports that industry or financial analysts publish about us or our business. We have no control over these analysts. Furthermore, if one or more of the analysts who do cover us downgrades our shares or our industry, or the stock of any of our competitors, the price of our common shares could decline. If one or more of these analysts ceases coverage of the Company, we could lose attention in the market, which in turn could cause the price of our common shares to decline.
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
Properties
As of December 31, 2014, we owned, on a consolidated basis, 102 industrial (primarily warehouse/distribution) and office properties located in 18 U.S. states (Arizona, California, Colorado, Florida, Illinois, Indiana, Kansas, Kentucky, Maryland, Massachusetts, Minnesota, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Texas and Virginia) and in the United Kingdom, encompassing approximately 25.3 million net rentable square feet. Our consolidated properties were approximately 97.5% leased (based upon rentable square feet) as of December 31, 2014. As of December 31, 2014, 77 of our consolidated properties were net leased to single tenants, which encompassed approximately 20.6 million rentable square feet.
In addition, we owned, on an unconsolidated basis, 26 industrial (primarily warehouse/distribution) and office properties located in eight U.S. states (Arizona, Florida, Illinois, Indiana, North Carolina, Ohio, Tennessee and Texas) and in three European countries (France, Germany and the United Kingdom) encompassing approximately 12.4 million rentable square feet. Our unconsolidated properties were approximately 99.9% leased (based upon rentable square feet) as of December 31, 2014. As of December 31, 2014, 20 of our unconsolidated properties were net leased to single tenants, which encompassed approximately 11.5 million rentable square feet.
References to unconsolidated properties include properties owned through unconsolidated joint ventures and do not include properties owned by CBRE Strategic Partners Asia, which is an investment in an unconsolidated entity. See Note 4 "Investments in Unconsolidated Entities" in the notes to our consolidated financial statements for the material terms of our unconsolidated joint venture agreements.
The following table provides information relating to our properties as of December 31, 2014 ($ in thousands):

Property and Market		Date Acquired	Year Built	Net Rentable Square Feet	Percentage Leased	Approximate Total Acquisition Cost(1)

Industrial
Consolidated Industrial
300 Constitution Drive(2)(3)	Boston, MA	11/3/2004	1998	330,000	—%	$19,805
505 Century Parkway(2)	Dallas, TX	1/9/2006	1997	100,000	100.0%	6,095
631 International Parkway(2)	Dallas, TX	1/9/2006	1998	73,112	100.0%	5,407
660 North Dorothy(2)	Dallas, TX	1/9/2006	1997	120,000	100.0%	6,836
Bolingbrook Point III	Chicago, IL	8/29/2007	2006	185,045	100.0%	18,170
Community Cash Complex 1(2)	Spartanburg, SC	8/30/2007	1960	207,038	100.0%	2,690
Community Cash Complex 2(2)	Spartanburg, SC	8/30/2007	1978	145,058	100.0%	2,225
Community Cash Complex 3(2)	Spartanburg, SC	8/30/2007	1981	116,413	73.0%	1,701
Community Cash Complex 4(2)	Spartanburg, SC	8/30/2007	1984	33,019	100.0%	547
Community Cash Complex 5(2)	Spartanburg, SC	8/30/2007	1984	53,033	100.0%	824
Fairforest Building 1(2)	Spartanburg, SC	8/30/2007	2000	51,028	100.0%	2,974
Fairforest Building 2(2)(3)	Spartanburg, SC	8/30/2007	1999	104,160	100.0%	5,379
Fairforest Building 3(2)(3)	Spartanburg, SC	8/30/2007	2000	100,000	100.0%	5,760
Fairforest Building 4(2)	Spartanburg, SC	8/30/2007	2001	190,606	100.0%	5,640
Fairforest Building 5(3)	Spartanburg, SC	8/30/2007	2006	316,491	100.0%	16,968
Fairforest Building 6(3)	Spartanburg, SC	8/30/2007	2005	101,055	100.0%	7,469
Fairforest Building 7(2)(3)	Spartanburg, SC	8/30/2007	2006	101,459	84.0%	5,626
Greenville/Spartanburg Industrial Park(2)	Spartanburg, SC	8/30/2007	1990	67,375	100.0%	3,388
Highway 290 Commerce Park Building 1(2)	Spartanburg, SC	8/30/2007	1995	150,000	100.0%	5,388
Highway 290 Commerce Park Building 5(2)	Spartanburg, SC	8/30/2007	1993	30,000	100.0%	1,420
Highway 290 Commerce Park Building 7(2)	Spartanburg, SC	8/30/2007	1994	93,971	100.0%	4,889
HJ Park Building 1(2)	Spartanburg, SC	8/30/2007	2003	70,000	100.0%	4,216
Jedburg Commerce Park(2)(3)	Charleston, SC	8/30/2007	2007	512,686	88.0%	41,991

Property and Market		Date Acquired	Year Built	Net Rentable Square Feet	Percentage Leased	Approximate Total Acquisition Cost(1)

Kings Mountain I(3)	Charlotte, NC	8/30/2007	1998	100,000	100.0%	5,497
Kings Mountain II	Charlotte, NC	8/30/2007	2002	301,400	100.0%	11,311
Mount Holly Building	Charleston, SC	8/30/2007	2003	100,823	100.0%	6,208
North Rhett I	Charleston, SC	8/30/2007	1973	284,750	100.0%	10,302
North Rhett II	Charleston, SC	8/30/2007	2001	101,705	100.0%	7,073
North Rhett III(2)(3)	Charleston, SC	8/30/2007	2002	79,972	100.0%	4,812
North Rhett IV(3)	Charleston, SC	8/30/2007	2005	316,040	100.0%	17,060
Orangeburg Park Building(3)	Charleston, SC	8/30/2007	2003	101,055	100.0%	5,474
Orchard Business Park 2(2)	Spartanburg, SC	8/30/2007	1993	17,500	—%	761
Union Cross Building I	Winston-Salem, NC	8/30/2007	2005	100,853	100.0%	6,585
Union Cross Building II	Winston-Salem, NC	8/30/2007	2005	316,130	100.0%	17,216
Highway 290 Commerce Park Building 2(2)(3)	Spartanburg, SC	9/24/2007	1995	100,000	100.0%	4,626
Highway 290 Commerce Park Building 6(2)(3)	Spartanburg, SC	11/1/2007	1996	105,000	100.0%	3,760
Kings Mountain III(2)(3)	Charlotte, NC	3/14/2008	2007	541,910	100.0%	25,728
13201 Wilfred Lane(2)	Minneapolis, MN	6/29/2009	1999	335,400	100.0%	15,340
140 Depot Street(2)	Boston, MA	7/31/2009	2009	238,370	100.0%	18,950
West Point Trade Center(2)	Jacksonville, FL	12/30/2009	2009	601,500	100.0%	29,000
1985 International Way	Cincinnati, OH	10/27/2010	1998	189,400	59.0%	14,800
3660 Deerpark Boulevard(3)	Jacksonville, FL	10/27/2010	2002	321,500	100.0%	15,300
4701 Gold Spike Drive	Dallas, TX	10/27/2010	2002	420,360	100.0%	20,300
Tolleson Commerce Park II	Phoenix, AZ	10/27/2010	1999	217,422	100.0%	9,200
Millers Ferry Road(2)	Dallas, TX	6/2/2011	2011	1,020,000	100.0%	40,366
Aurora Commerce Center(2)	Denver, CO	11/30/2011	2007	406,959	100.0%	24,500
2400 Dralle Road(2)(3)	Chicago, IL	3/20/2012	2011	1,350,000	100.0%	64,250
Midwest Commerce Center I(2)(3)	Kansas City, KS	8/16/2012	2009	1,107,000	100.0%	62,950
20000 S Diamond Lake Rd.	Minneapolis, MN	11/7/2012	2004	280,577	100.0%	18,500
Gateway at Riverside(2)(3)	Baltimore, MD	11/30/2012	1991	800,798	100.0%	49,229
Mid-Atlantic Distribution Center – Bldg. A(2)	Baltimore, MD	12/28/2012	2008	672,000	100.0%	43,150
Goodyear Crossing II	Phoenix, AZ	3/1/2013	2009	820,384	100.0%	64,883
1200 Woods Chapel Road(2)(3)	Spartanburg, SC	8/8/2013	2008	156,800	100.0%	10,750
445 Airtech Parkway(2)(3)	Indianapolis, IN	1/2/2014	2013	622,440	100.0%	30,200
1 Rocket Road	Los Angeles - South Bay, CA	7/31/2014	2008	514,753	100.0%	46,650
1659 Sauget Business Blvd(2)	St. Louis, MO	10/24/2014	2008	502,500	100.0%	21,100
325 Centerpoint Blvd(2)	Northeast, PA	11/18/2014	2008	744,080	100.0%	45,750
550 Oak Ridge Drive(2)	Northeast, PA	11/18/2014	2005	615,600	100.0%	40,700
125 Capital Road(2)	Northeast, PA	11/18/2014	2007	144,000	100.0%	8,700
14-46 Alberigi Drive(2)	Northeast, PA	11/18/2014	2005	140,800	100.0%	10,500
Total Consolidated Industrial(4)			2005	18,041,330	97.0%	$1,006,889
Unconsolidated Industrial
Buckeye Logistics Center(2)(6)	Phoenix, AZ	6/12/2008	2008	1,009,351	100.0%	$52,797
12200 President's Court(2)(6)	Jacksonville, FL	9/30/2008	2008	772,210	100.0%	29,995
201 Sunridge Blvd.(2)(6)	Dallas, TX	9/30/2008	2008	822,550	100.0%	25,690
Allpoints at Anson Bldg. 1(2)(6)	Indianapolis, IN	9/30/2008	2008	1,036,573	100.0%	42,684
125 Enterprise Parkway(2)(6)	Columbus, OH	12/10/2008	2008	1,142,400	100.0%	38,088
AllPoints Midwest Bldg. 1(2)(6)	Indianapolis, IN	12/10/2008	2008	1,200,420	100.0%	41,428
Fairfield Distribution Ctr. IX(6)	Tampa, FL	5/13/2009	2008	136,212	100.0%	7,151
Amber Park(2)(7)	South Normanton, UK	6/10/2010	1997	208,423	100.0%	12,514
Brackmills(2)(7)	Northampton, UK	6/10/2010	1984	186,618	100.0%	13,407
Düren(2)(8)	Rhine-Ruhr, Germany	6/10/2010	2008	391,494	100.0%	13,148
Schönberg(2)(8)	Hamburg, Germany	6/10/2010	2009	453,979	100.0%	13,819

Property and Market		Date Acquired	Year Built	Net Rentable Square Feet	Percentage Leased	Approximate Total Acquisition Cost(1)

Langenbach(2)(8)	Munich, Germany	10/28/2010	2010	225,106	100.0%	18,573
Graben Distribution Center I(8)	Munich, Germany	12/20/2011	2011	1,017,868	100.0%	54,962
Graben Distribution Center II(8)	Munich, Germany	12/20/2011	2011	73,367	100.0%	6,868
Valley Park, Unit D(2)(7)	Rugby, UK	3/19/2012	2011	146,491	100.0%	10,247
Koblenz Distribution Center(8)	Rhine-Ruhr, Germany	12/12/2012	2012	1,070,126	100.0%	63,021
Bodenheim Logistikzentrum(8)	Frankfurt, Germany	11/25/2013	2012	442,816	100.0%	25,392
Hansalinie Distribution Center(8)	Bremen, Germany	11/25/2013	2012	320,463	100.0%	24,226
Lille-Douai Distribution Center(8)	Lille, France	12/17/2013	2013	970,765	100.0%	62,746
Total Unconsolidated Industrial(4)(5)			2009	11,627,232	100.0%	$556,756
Total Industrial(4)			2006	29,668,562	98.2%	$1,563,645
Office
Consolidated Office
REMEC Corporate Campus 1(2)	San Diego, CA	9/15/2004	1983	34,000	100.0%	$6,833
REMEC Corporate Campus 2(2)	San Diego, CA	9/15/2004	1983	30,477	100.0%	6,125
REMEC Corporate Campus 3(2)	San Diego, CA	9/15/2004	1983	37,430	100.0%	7,523
REMEC Corporate Campus 4(2)	San Diego, CA	9/15/2004	1983	30,778	100.0%	6,186
602 Central Boulevard(2)(3)	Coventry, UK	4/27/2007	2001	50,502	100.0%	23,847
Lakeside Office Center	Dallas, TX	3/5/2008	2006	98,750	98.0%	17,994
Enclave on the Lake(2)	Houston, TX	7/1/2008	1999	171,091	100.0%	37,827
Avion Midrise III(2)	Washington, DC Metro	11/18/2008	2002	71,507	100.0%	21,111
Avion Midrise IV(2)	Washington, DC Metro	11/18/2008	2002	71,504	100.0%	21,112
3011, 3055 & 3077Comcast Place(2)	East Bay, CA	7/1/2009	1988	219,631	100.0%	49,000
Crest Ridge Corporate Center I(2)	Minneapolis, MN	8/17/2009	2009	116,338	100.0%	28,419
5160 Hacienda Dr(2)	East Bay, CA	4/8/2010	1988	201,620	100.0%	38,500
10450 Pacific Center Court(2)(3)	San Diego, CA	5/7/2010	1985	134,000	100.0%	32,750
225 Summit Ave(2)(3)	Northern NJ	6/21/2010	1966	142,500	100.0%	40,600
One Wayside Road	Boston, MA	6/24/2010	1998	200,605	100.0%	55,525
100 Tice Blvd	Northern NJ	9/28/2010	2007	208,911	100.0%	67,600
Ten Parkway North	Chicago, IL	10/12/2010	1999	99,566	100.0%	25,000
Pacific Corporate Park(2)(3)	Washington, DC Metro	11/15/2010	2002	696,387	96.0%	144,500
100 Kimball Drive(2)	Northern NJ	12/10/2010	2006	175,000	100.0%	60,250
70 Hudson Street	New York City Metro	4/11/2011	2000	409,272	100.0%	155,000
90 Hudson Street	New York City Metro	4/11/2011	1999	431,658	100.0%	155,000
Sky Harbor Operations Center(2)	Phoenix, AZ	9/30/2011	2003	396,179	100.0%	53,500
1400 Atwater Drive(2)(3)	Philadelphia, PA	10/27/2011	2013	299,809	100.0%	82,224
Sabal Pavilion(2)	Tampa, FL	12/30/2011	1998	120,500	100.0%	21,368
701 & 801 Charles Ewing Blvd.(2)	Princeton, NJ	12/28/2012	2009	110,765	100.0%	28,310
1400 Perimeter Park Drive	Raleigh, NC	3/1/2013	1991	44,916	100.0%	6,165
22535 Colonial Pkwy	Houston, TX	3/1/2013	2009	89,750	100.0%	17,673
3900 North Paramount Parkway	Raleigh, NC	3/1/2013	1999	100,987	100.0%	18,523
3900 South Paramount Parkway	Raleigh, NC	3/1/2013	1999	119,170	100.0%	20,859
Atrium I	Columbus, OH	3/1/2013	1996	315,102	100.0%	45,071
Celebration Office Center III	Orlando, FL	3/1/2013	2009	100,924	100.0%	18,420
Easton III	Columbus, OH	3/1/2013	1999	135,485	100.0%	20,194
McAuley Place	Cincinnati, OH	3/1/2013	2001	190,096	94.0%	32,309
Miramar I(3)	Ft. Lauderdale, FL	3/1/2013	2001	94,060	100.0%	23,912
Miramar II	Ft. Lauderdale, FL	3/1/2013	2001	128,540	100.0%	31,910
Norman Pointe I	Minneapolis, MN	3/1/2013	2000	212,722	93.0%	36,232
Norman Pointe II	Minneapolis, MN	3/1/2013	2007	324,296	87.3%	46,113
Northpoint III	Orlando, FL	3/1/2013	2001	108,499	100.0%	22,394

Property and Market		Date Acquired	Year Built	Net Rentable Square Feet	Percentage Leased	Approximate Total Acquisition Cost(1)

Point West I	Dallas, TX	3/1/2013	2008	182,700	100.0%	31,795
The Landings I	Cincinnati, OH	3/1/2013	2006	175,695	100.0%	30,249
The Landings II	Cincinnati, OH	3/1/2013	2007	175,076	95.0%	23,977
Carpenter Corporate Center I & II(2)	Dallas, TX	7/31/2013	2008	226,822	100.0%	49,509
Total Consolidated Office(4)			2000	7,283,620	98.5%	$1,661,409
Unconsolidated Office
Aspen Corporate Center 500(2)(6)	Nashville, TN	9/30/2008	2008	180,147	100.0%	$29,936
Regency Creek I(6)(9)	Raleigh, NC	12/21/2010	2008	122,087	100.0%	18,000
West Lake at Conway(6)	Chicago, IL	3/24/2011	2008	98,304	100.0%	14,060
Weston Pointe I(6)	Ft. Lauderdale, FL	3/24/2011	1999	97,579	98.0%	15,507
Weston Pointe II(6)	Ft. Lauderdale, FL	3/24/2011	2000	97,180	93.0%	18,701
Weston Pointe III(6)	Ft. Lauderdale, FL	3/24/2011	2003	97,178	100.0%	18,867
Weston Pointe IV(6)	Ft. Lauderdale, FL	3/24/2011	2006	96,175	100.0%	22,605
Total Unconsolidated Office(4)(5)			2005	788,650	98.8%	$137,676
Total Office(4)			2001	8,072,270	98.5%	$1,799,085
Total Properties(4)			2003	37,740,832	98.3%	$3,362,730
__________

(1)	Approximate acquisition cost for unconsolidated properties is at our pro rata share of effective ownership.

(2)	This property is unencumbered.

(3)	Includes undeveloped land zoned for future office and industrial use.

(4)	Total or weighted average. Weighted average Year Built is weighted based upon approximate Total Acquisition Costs. Weighted average Percentage Leased is weighted based upon Net Rentable Square Feet.

(5)	Does not include properties held through our investment in CBRE Strategic Partners Asia.

(6)	This property is held through the Duke/Hulfish, LLC joint venture (the "Duke JV").

(7)	This property is held through the UK JV.

(8)	This property is held through the European JV.

(9)	This property was sold in January 2015.
Property Type Distribution
Our property type distribution as of December 31, 2014 was as follows:

	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
	Properties	Net Rentable Square Feet	Properties	Net Rentable Square Feet	Properties	Net Rentable Square Feet
Industrial
Triple Net Single-Tenant	48	15,510,853	18	11,184,416	66	26,695,269
Multi-Tenant	10	2,097,934	1	442,816	11	2,540,750
Other Single-Tenant	2	432,543	—	—	2	432,543
Total Industrial	60	18,041,330	19	11,627,232	79	29,668,562
Office
Triple Net Single-Tenant	29	5,043,825	2	277,325	31	5,321,150
Multi-Tenant	7	1,551,768	4	415,150	11	1,966,918
Other Single-Tenant	6	688,027	1	96,175	7	784,202
Total Office	42	7,283,620	7	788,650	49	8,072,270
All Properties
Triple Net Single-Tenant	77	20,554,678	20	11,461,741	97	32,016,419
Multi-Tenant	17	3,649,702	5	857,966	22	4,507,668
Other Single-Tenant	8	1,120,570	1	96,175	9	1,216,745
Total Properties	102	25,324,950	26	12,415,882	128	37,740,832
__________

(1)	Includes unconsolidated properties held through our Duke JV, European JV and UK JV. Net rentable square feet is at 100%.

Geographic Distribution
Our geographic distribution as of December 31, 2014 was as follows ($ in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)			% of Approx-imate Acqui- sition Cost
	Proper- ties	Net Rentable Square Feet	Approximate Acquisition Cost	Proper- ties	Net Rentable Square Feet	Approximate Acquisition Cost	Proper- ties	Net Rentable Square Feet	Approximate Acquisition Cost
Domestic
New Jersey	6	1,478,106	$506,760	—	—	$—	6	1,478,106	$506,760	15.1%
Florida	7	1,475,523	162,304	6	1,296,534	112,826	13	2,772,057	275,130	8.2%
Texas	10	2,502,585	233,802	1	822,550	25,690	11	3,325,135	259,492	7.7%
California	8	1,202,689	193,567	—	—	—	8	1,202,689	193,567	5.8%
South Carolina	28	3,807,037	189,921	—	—	—	28	3,807,037	189,921	5.6%
Ohio	5	991,454	151,800	1	1,142,400	38,088	6	2,133,854	189,888	5.6%
Pennsylvania	5	1,944,289	187,874	—	—	—	5	1,944,289	187,874	5.6%
Virginia	3	839,398	186,723	—	—	—	3	839,398	186,723	5.6%
Arizona	3	1,433,985	127,583	1	1,009,351	52,797	4	2,443,336	180,380	5.4%
Minnesota	5	1,269,333	144,604	—	—	—	5	1,269,333	144,604	4.3%
Illinois	4	2,137,111	128,520	1	98,304	14,060	5	2,235,415	142,580	4.2%
North Carolina	8	1,625,366	111,884	1	122,087	18,000	9	1,747,453	129,884	3.9%
Indiana	1	622,440	30,200	2	2,236,993	84,112	3	2,859,433	114,312	3.4%
Massachusetts	3	768,975	94,280	—	—	—	3	768,975	94,280	2.8%
Maryland	2	1,472,798	92,379	—	—	—	2	1,472,798	92,379	2.7%
Kansas	1	1,107,000	62,950	—	—	—	1	1,107,000	62,950	1.9%
Tennessee	—	—	—	1	180,147	29,936	1	180,147	29,936	0.9%
Colorado	1	406,959	24,500	—	—	—	1	406,959	24,500	0.7%
Kentucky	1	189,400	14,800	—	—	—	1	189,400	14,800	0.4%
Total Domestic	101	25,274,448	2,644,451	14	6,908,366	375,509	115	32,182,814	3,019,960	89.8%

International
Germany	—	—	—	8	3,995,219	220,009	8	3,995,219	220,009	6.5%
France	—	—	—	1	970,765	62,746	1	970,765	62,746	1.9%
United Kingdom	1	50,502	23,847	3	541,532	36,168	4	592,034	60,015	1.8%
Total International	1	50,502	23,847	12	5,507,516	318,923	13	5,558,018	342,770	10.2%
Total	102	25,324,950	$2,668,298	26	12,415,882	$694,432	128	37,740,832	$3,362,730	100.0%
__________

(1)
Includes unconsolidated properties held through our Duke JV, European JV and UK JV. Number of Properties and Net Rentable Square Feet are included at 100% and Approximate Acquisition Cost is at our pro rata share of effective ownership.

Significant Tenants
The following table details our largest tenants as of December 31, 2014 ($ in thousands):

Major Tenants(3)		Primary Industry	Credit Rating(1)		Consolidated & Unconsolidated Properties(2)			% of Cash An-nual- ized Base Rent
			S&P	Moody's	Net Rentable Square Feet	Annualized Base Rent
						Cash	GAAP(4)

1	Amazon.com	Internet Retail	AA-	Baa1	6,540,667	$27,483	$26,389	9.9%
2	Barclay's Capital	Financial Services	A	A2	409,272	12,278	9,225	4.4%
3	Raytheon Company	Defense and Aerospace	A	A3	666,290	10,582	11,248	3.8%
4	U.S. General Services Administration	Government	AA+	Aa1	418,682	9,962	10,827	3.6%
5	Lord Abbett & Co.	Financial Services	—	—	174,989	6,475	6,791	2.3%
6	JP Morgan Chase	Financial Services	A	A3	396,179	6,212	6,626	2.2%
7	Nuance Communications, Inc.	Software	BB-	Ba3	200,605	5,842	5,842	2.1%
8	Endo Health Solutions Inc.	Pharmaceutical and Healthcare Related	—	—	299,809	5,717	6,338	2.1%
9	Eisai, Inc.	Pharmaceutical and Healthcare Related	—	—	208,911	5,189	5,217	1.9%
10	Comcast of California	Telecommunications	A-	A3	219,631	5,073	5,042	1.8%
11	Charles Komar & Sons, Inc.(5)	Apparel Retail	—	—	159,341	4,933	4,093	1.8%
12	PPD Development LP	Pharmaceutical and Healthcare Related	B	B3	251,475	4,893	4,643	1.8%
13	Deloitte LLP	Professional Services	—	—	175,000	4,740	4,660	1.7%
14	The Coleman Company, Inc.	Consumer Products	BB	Ba3	1,107,000	4,683	4,569	1.7%
15	Barr Laboratories, LLC	Pharmaceutical and Healthcare Related	A-	A3	142,500	4,489	4,426	1.6%
16	Clorox International Co	Consumer Products	BBB+	Baa1	1,350,000	4,484	4,429	1.6%
17	Unilever	Consumer Products	A+	A1	1,594,760	4,250	4,058	1.5%
18	Nationwide Mutual Insurance Co	Insurance	A+	A1	315,102	3,808	3,761	1.4%
19	Carl Zeiss Meditec	Pharmaceutical and Healthcare Related	—	—	201,620	3,770	3,395	1.4%
20	Kimberly-Clark Global Sales, Inc.	Consumer Products	A	A2	744,080	3,621	3,279	1.3%
21	Humana	Pharmaceutical and Healthcare Related	BBB+	Baa3	226,822	3,592	3,731	1.3%
22	ConAgra Foods Packaged Foods, LLC	Food Service and Retail	BBB-	Baa2	741,860	3,423	3,270	1.2%
23	NDB Capital Markets Corporation	Financial Services	—	—	97,138	3,400	3,737	1.2%
24	Whirlpool Corporation	Consumer Products	BBB	Baa2	1,020,000	3,385	3,429	1.2%
25	Prime Distribution Services	Logistics Distribution	—	—	1,200,420	3,256	3,038	1.2%
26	NCS Pearson, Inc.	Education	BBB+	Baa1	167,218	3,196	2,794	1.2%
27	Space Exploration Technologies Corp	Defense and Aerospace	—	—	514,753	3,168	3,913	1.1%
28	Bob's Discount Furniture	Home Furnishings/Home Improvement	—	—	672,000	3,098	3,154	1.1%
29	Noxell Corporation	Consumer Products	—	—	800,797	3,088	3,274	1.1%
30	SBM Atlantia, Inc.	Petroleum and Mining	—	—	171,091	3,080	2,659	1.1%
31	Kellogg Sale Company	Consumer Products	BBB+	Baa2	1,142,400	3,033	2,854	1.1%
32	Royal Caribbean Cruises Ltd	Travel/Leisure	BB	Ba1	128,540	2,893	2,462	1.0%
33	Time Warner Cable Inc.	Telecommunications	BBB	Baa2	134,000	2,814	2,655	1.0%
34	REMEC Defense and Space	Defense and Aerospace	—	—	132,685	2,736	2,753	1.0%
35	Syngenta Seeds Inc	Agriculture	A+	A2	116,338	2,728	2,575	1.0%
36	American Home Mortgage	Financial Services	—	—	182,700	2,713	2,676	1.0%
37	Dr Pepper / Seven Up, Inc.	Food Service and Retail	BBB+	Baa1	601,500	2,611	2,696	0.9%
38	Citicorp North America, Inc.	Financial Services	A-	Baa2	175,695	2,574	2,570	0.9%
39	Mercy Health Partners of SW Ohio	Pharmaceutical and Healthcare Related	—	—	124,671	2,564	2,099	0.9%
40	Lear Operations Corporation	Vehicle Related Manufacturing	BB+	Ba2	477,263	2,546	2,285	0.9%
	Other (approx 151) tenants				12,684,991	79,287	83,086	28.6%
					37,088,795	$277,669	$276,568	100.0%
__________

(1)	Credit rating is for our tenant, its guarantor or its parent company.

(2)	Includes unconsolidated properties held through our Duke JV, European JV and UK JV. Net Rentable Square Feet is at 100% and annualized base rent is at our pro rata share of effective ownership.

(3)	In certain cases in which our tenant is a wholly-owned subsidiary of its parent company, the parent company is listed as our tenant.

(4)	Includes amortization of straight line rent, above-market leases and lease inducement. Excludes operating expense reimbursements.

(5)	Cash annualized base rents represent amounts to be paid by the tenant after the free rent period.

Indebtedness
The following table details our encumbered and unencumbered properties as of December 31, 2014 ($ in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance
Encumbered Properties	40	$1,202,711	$596,008	13	$352,106	$162,489	53	$1,554,817	$758,497
Unencumbered Properties	62	1,465,587	—	13	342,326	—	75	1,807,913	—
Total Properties	102	$2,668,298	$596,008	26	$694,432	$162,489	128	$3,362,730	$758,497
__________

(1)	Number of Properties is at 100%. Approximate Acquisition Cost and Debt Balance for Unconsolidated Properties is at our pro rata share of effective ownership.
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
We were not party to any material legal proceedings at December 31, 2014.

ITEM 4.	MINE SAFETY DISCLOSURE
None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
On May 21, 2013, we listed our common shares on the NYSE under the ticker symbol "CSG." Prior to that time, there was no public market for our common shares. On February 26, 2015, the reported closing price per share was $8.20 and the number of our common shares issued and outstanding was 236,920,675. On February 26, 2015, there were approximately 1,991 shareholders of record. This figure does not include common shares held by brokers and other institutions on behalf of shareholders.
The following table sets forth the high and low sales prices of our common stock as reported on the NYSE:

2014	High	Low
First Quarter	$8.23	$7.52
Second Quarter	8.24	7.47
Third Quarter	8.19	7.31
Fourth Quarter	8.33	7.46

2013	High	Low
Second Quarter	$10.10	$8.75
Third Quarter	9.76	7.16
Fourth Quarter	9.55	7.57
Distributions
The following were the distributions declared per share by quarter on our common shares:

	2014	2013
First Quarter	$0.126	$0.150
Second Quarter	0.126	0.150
Third Quarter	0.126	0.125
Fourth Quarter	0.126	0.126	(1)
__________

(1)	Beginning in the fourth quarter of 2013, the Company declared and paid monthly dividends of $0.042 per share for the months of October, November and December 2013.
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
On November 6, 2013, we and CSP OP entered into four separate Equity Distribution Agreements with certain sales agents, pursuant to which we may sell, from time to time, our common shares having an aggregate offering price of up to $250.0 million. Sales of our common shares may be made in ordinary brokers' transactions on the NYSE, in negotiated transactions or transactions that are deemed to be "at the market" ("ATM") offerings, including sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. We may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under our unsecured revolving credit facility, to make acquisitions of properties or portfolios of properties, or for general corporate purposes. As of December 31, 2014, there have been no sales of common shares under the ATM program.
Unregistered Sales and Repurchases of Securities
We did not sell any unregistered securities or repurchase any equity securities (except for common shared tendered by certain of our employees as set forth in Note 10 "Equity Incentive Plan and Performance Bonus Plan" in the accompanying consolidated financial statements) during the year ended December 31, 2014.
Available Shares
At our annual shareholders' meeting held on May 31, 2013, our shareholders approved the 2013 equity incentive plan. A description of the material terms of the 2013 equity incentive plan, as well as a copy of the 2013 equity incentive plan, were included in our definitive proxy statement on Schedule 14A filed with the SEC on April 12, 2013. Our key employees, directors, trustees, officers, advisors, consultants or other personnel of ours and our subsidiaries or other persons expected to provide significant services to us or our subsidiaries would be eligible to be granted incentive share options, non-qualified share options, share appreciation rights, restricted shares, restricted share units, dividend equivalent rights and other equity-based awards as contemplated in the 2013 equity incentive plan. As of December 31, 2014, there were 4,045,493 common shares available for grant under the 2013 equity incentive plan.
Equity Compensation Plan Information
Information about our equity compensation plan is incorporated by reference in Item 12 of Part III of this Annual Report on Form 10-K.

Shareholder Return Performance
The following graph shows our cumulative total shareholder return from the period beginning with the initial Listing of our common shares on the NYSE on May 21, 2013 and ending on December 31, 2014. The graph assumes a $100 investment in each of the indexes on May 21, 2013 and the reinvestment of all dividends. There can be no assurance that the performance of our common shares will continue in line with the same or similar trends depicted on the graph below:

Chambers Street Properties	S&P 500	MSCI US REIT (RMS)

	Period Ending
	5/21/2013	6/30/2013	9/30/2013	12/31/2013	3/31/2014	6/30/2014	9/30/2014	12/31/2014
Chambers Street Properties	100.00	101.61	90.48	80.02	82.61	86.85	82.67	89.88
S&P 500	100.00	96.45	101.51	112.18	114.20	120.18	121.54	127.53
MSCI US REIT (RMS)	100.00	88.78	86.11	85.53	94.07	100.65	97.53	111.51

ITEM 6.	SELECTED FINANCIAL DATA
The following table sets forth our consolidated financial data on a historical basis for the periods ended December 31, 2014, 2013, 2012, 2011, and 2010:
Chambers Street Properties
(in thousands, except share data)

	2014	2013	2012	2011	2010
Statement of Operations Data:
Revenues
Rental	$210,180	$196,706	$145,432	$119,081	$67,921
Tenant Reimbursements	59,730	53,306	33,411	26,735	14,045
Other Property Income	1,780	—	—	—	—
Total Revenues	271,690	250,012	178,843	145,816	81,966
Expenses
Property Operating	36,757	31,221	21,464	19,191	9,397
Real Estate Taxes	39,567	37,971	22,636	17,650	10,939
General and Administrative	31,333	23,138	14,660	5,132	5,315
Investment Management Fee	—	489	29,695	20,908	11,595
Acquisition-Related	2,272	2,690	7,752	14,464	17,443
Depreciation and Amortization	109,292	102,793	72,383	60,353	31,659
Impairment of Real Estate	27,563	—	—	—	—
Transition and Listing	—	12,681	8,249	—	—
Total Expenses	246,784	210,983	176,839	137,698	86,348
Other Expenses and Income
Interest and Other Income	652	1,321	2,235	1,607	1,260
Interest Expense	(55,311)	(47,295)	(33,845)	(33,261)	(14,704)
Interest Expense and Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	71	614	(118)	(303)	(1,073)
Gain on Sale of Real Estate	21,164	—	—	—	—
Loss on Early Extinguishment of Debt	(477)	(1,051)	(17,284)	(108)	(72)
Gain on Conversion of Equity Interest to Controlling Interest	—	75,763	—	—	—
Total Other (Expenses) Income	(33,901)	29,352	(49,012)	(32,065)	(14,589)
(Loss) Income Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	(8,995)	68,381	(47,008)	(23,947)	(18,971)
Provision For Income Taxes	(780)	(287)	(266)	(456)	(296)
Equity in Income of Unconsolidated Entities	28,823	12,111	3,959	3,590	8,838
Income (Loss) From Continuing Operations	19,048	80,205	(43,315)	(20,813)	(10,429)
Discontinued Operations
Income (Loss) from Discontinued Operations	—	382	720	1,227	(189)
Gain (Loss) from Sale of Real Estate	—	2,759	(413)	301	—
Total Income (Loss) From Discontinued Operations	—	3,141	307	1,528	(189)
Net Income (Loss)	19,048	83,346	(43,008)	(19,285)	(10,618)
Net (Income) Loss Attributable to Non-Controlling Operating Partnership Units	—	(82)	32	26	18
Net Income (Loss) Attributable to Common Shareholders	$19,048	$83,264	$(42,976)	$(19,259)	$(10,600)

Chambers Street Properties (continued)
(in thousands, except share data)

	2014	2013	2012	2011	2010
Per Share Data:
Basic and Diluted Net Income (Loss) Per Share from Continuing Operations Attributable to Common Shareholders	$0.08	$0.33	$(0.17)	$(0.11)	$(0.08)
Basic and Diluted Net Income (Loss) Per Share Attributable to Common Shareholders	$0.08	$0.34	$(0.17)	$(0.10)	$(0.08)
Weighted Average Common Shares Outstanding—Basic and Diluted	236,866,656	242,379,680	248,154,277	192,042,918	136,456,565
Dividends Declared Per Share	$0.504	$0.551	$0.600	$0.600	$0.600
Balance Sheet Data:
Investments in Real Estate, After Accumulated Depreciation and Amortization	$2,089,190	$2,074,444	$1,677,637	$1,431,959	$1,055,975
Investments in Unconsolidated Entities	423,693	514,802	515,829	537,631	410,062
Real Estate and Other Assets Held for Sale	—	—	—	—	22,056
Total Assets	2,869,808	3,010,596	2,554,862	2,440,700	1,716,720
Secured Notes Payable, Net	610,608	681,200	502,232	638,921	365,592
Unsecured Term Loan Facilities	570,000	570,000	—	—	—
Unsecured Revolving Credit Facility	200,044	170,044	265,000	25,000	60,000
Liabilities Related to Real Estate and Other Assets Held for Sale	—	—	—	—	441
Total Liabilities	1,508,841	1,525,946	894,039	768,941	491,954
Non-Controlling Interest—Operating Partnership Units	—	—	2,464	2,464	2,464
Non-Controlling Interest—Class B Interest	—	—	200	—	—
Non-Controlling Interest—Variable Interest Entity	—	—	826	686	—
Shareholders' Equity	1,360,967	1,484,650	1,657,333	1,668,609	1,222,302
Total Liabilities, Non-Controlling Interests and Shareholders' Equity	2,869,808	3,010,596	2,554,862	2,440,700	1,716,720

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common shares of beneficial interest $0.01 par value (the "common shares"), along with the following factors that could cause actual results to vary from our forward-looking statements:

•	general volatility of the securities markets in which we participate;

•	national, regional and local economic climates;

•	changes in supply and demand for industrial and office properties;

•	adverse changes in the real estate markets, including increasing vacancy, increasing competition and decreasing rental revenue;

•	availability and credit worthiness of prospective tenants;

•	our ability to maintain rental rates and maximize occupancy;

•	our ability to identify and secure acquisitions;

•	our ability to successfully manage growth and/or operate acquired properties;

•	our pace of acquisitions and/or dispositions of properties;

•	risks related to development projects (including construction delay, cost overruns or our inability to obtain necessary permits);

•	payment of distributions from sources other than cash flows and operating activities;

•	receiving and maintaining corporate debt ratings and changes in the general interest rate environment;

•	availability of capital (debt and equity);

•	our ability to refinance existing indebtedness or incur additional indebtedness;

•	ability to comply with our debt covenants;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	the actual outcome of the resolution of any conflict;

•	material adverse actions or omissions by any of our joint venture partners;

•	our ability to operate as a self-managed company;

•	availability of and ability to retain our executive officers and other qualified personnel;

•	future terrorist attacks or epidemics in the United States or abroad;

•	the ability of CSP OP to qualify as a partnership for U.S. federal income tax purposes;

•	our ability to qualify as a real estate investment trust (a "REIT") for U.S. federal income tax purposes;

•	foreign currency fluctuations;

•	changes to accounting principles and policies and guidelines applicable to REITs;

•	legislative or regulatory changes adversely affecting REITs and the real estate business;

•	environmental, regulatory and/or safety requirements; and

•
other factors discussed under Item 1A Risk Factors of this Annual Report on Form 10-K for the year ended December 31, 2014 and those factors that may be contained in any filing we make with the SEC, Including Part II, Item 1A of Form 10-Q filings.

Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. "Risk Factors."
Overview
We are a self-administered REIT focused on acquiring, owning and managing net leased industrial and office properties leased to creditworthy tenants. We have elected to be taxed as a REIT for U.S. federal income tax purposes. We operate in an umbrella partnership REIT structure in which our operating partnership, CSP Operating Partnership, LP ("CSP OP"), indirectly owns all of our consolidated properties and all of our interests in our unconsolidated properties, and we are the 100% owner and sole general partner.
We were formed in Maryland on March 30, 2004 and commenced operations in July 2004 following an initial private placement of our common shares. Since the company was established, we have raised equity capital of approximately $2.5 billion in gross proceeds through two public offerings of our common shares to finance our real estate investment activities.
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
As of December 31, 2014, we owned, on a consolidated basis, 102 industrial (primarily warehouse/distribution) and office properties located in 18 U.S. states (Arizona, California, Colorado, Florida, Illinois, Indiana, Kansas, Kentucky, Maryland, Massachusetts, Minnesota, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Texas and Virginia) and in the United Kingdom, encompassing approximately 25.3 million net rentable square feet. Our consolidated properties were approximately 97.5% leased (based upon rentable square feet) as of December 31, 2014. As of December 31, 2014, 77 of our consolidated properties were net leased to single tenants, which encompassed approximately 20.6 million rentable square feet.

In addition, we owned, on an unconsolidated basis, 26 industrial (primarily warehouse/distribution) and office properties located in eight U.S. states (Arizona, Florida, Illinois, Indiana, North Carolina, Ohio, Tennessee and Texas) and in three European countries (France, Germany and the United Kingdom) encompassing approximately 12.4 million rentable square feet. Our unconsolidated properties were approximately 99.9% leased (based upon rentable square feet) as of December 31, 2014. As of December 31, 2014, 20 of our unconsolidated properties were net leased to single tenants, which encompassed approximately 11.5 million rentable square feet.
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
Acquisitions. We believe high-quality industrial and office properties, which are net leased to tenants with strong credit profiles, represent attractive investments. We target acquisitions in markets with above-average projected rental growth, strong tenant demand and significant barriers to new construction. During the year ended December 31, 2014, we continued to expand our portfolio with the purchase of seven wholly owned industrial properties for $203.6 million, each of which is fully leased to a creditworthy tenant.
Build-to-Suit Opportunities. We also intend to pursue build-to-suit opportunities that have attractive development yields and leased to tenants with strong credit profiles on a long-term basis.
Maximize Cash Flow Through Internal Growth. We seek investments with fixed rent escalations over long term leases that provide stable, increasing cash flow. We have typically structured our property acquisitions to achieve a positive spread between our cost of capital and the yields achieved on our investments. A majority of our existing leases have embedded rental rate growth as they provide for periodic increases in rent.
Capital Recycling. We intend to pursue a disciplined capital allocation strategy by selectively disposing of properties that are no longer consistent with our investment strategy or whose returns appear to have been maximized. To the extent that we dispose of properties, we intend to redeploy the capital into investment opportunities that we believe are more attractive or to reduce debt. During the year ended December 31, 2014, consistent with our investment strategy to dispose of non-core office assets, we sold three office properties for approximately $64.7 million and we also sold our last retail property located in the United Kingdom for approximately $63.0 million. The sale of this asset represents the completion of our exit from retail properties. In addition, we also sold four multi-tenant office properties held in the Duke JV for approximately $71.8 million, of which our pro rata share was approximately $57.4 million.
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
During the year ended December 31, 2014, we completed the following activities in order to maintain a prudent capital structure:

•	On January 2, 2014, we paid off the notes payable secured by Avion Midrise III and IV in the amount of $20.0 million.

•
On January 7, 2014, we obtained a BBB- corporate rating from Standard and Poor's Rating Services ("S&P"). S&P also gave us a stable outlook, reflecting our high-quality real estate portfolio and selective acquisition strategy, which S&P believes will support solid revenue and earnings growth in the near future.

•	On July 1, 2014, we paid off the notes payable secured by 12650 Ingenuity Drive, a property we sold in November 2014, in the amount of $11.6 million prior to its maturity date of October 1, 2014.

•	On July 23, 2014, in connection with the sale of Maskew Retail Park, we paid off the secured notes payable of $23.8 million and terminated the related swap agreement.

•	On July 31, 2014, in connection with the acquisition of 1 Rocket Road, we assumed secured debt with an outstanding principal balance of $18.7 million and a premium balance of $2.6 million.

•	On November 6, 2014, we paid off the notes payable secured by Bolingbrook Point III in the amount of $7.9 million prior to its maturity date of January 1, 2015.

•	On December 16, 2014, in connection with the sale of Deerfield Commons, we paid off the secured notes payable of $9.1 million.
In addition, on February 2, 2015, we paid off the notes payable secured by One Wayside Road in the amount of $23.8 million prior to their maturity dates of August 1, 2015.
Factors that May Influence the Results of Operations
Economic conditions, leasing activity and real estate capital availability all continued to improve through 2013 and 2014. Industrial leasing activity has strengthened over the past few years with the improvement in economic drivers such as employment, industrial production, international trading volumes and consumer confidence. Office leasing activity is also improving with recovering employment, beginning in the tech and energy sectors, and now broadening across other sectors including business and financial services, and healthcare. Whereas industrial and office leasing activity in the immediately preceding years was substantially weighted toward large corporate tenants, starting in 2013 and continuing into 2014, activity trended towards normalization in the market for smaller tenants.
In concert with this leasing activity, market rent trends remain positive in most major markets. Driven by market rent growth and investor demand, construction and development activity has begun to increase, including both single-tenant build-to-suit and speculative projects. Beginning in 2013, we observed speculative construction activity expanding to a wider selection of markets, although development still remains below long-term averages.
Debt and equity capital availability for commercial real estate investment continued to improve during 2013 and 2014, resulting in increasing competition to acquire properties. Even with this increased competition, we believe we remain well positioned to acquire properties that fit our investment parameters, due to our strong liquidity position, modest near-term capital needs and excellent portfolio. We intend to continue to focus our strategy on enhancing the value of our existing properties, sustaining our tenant relationships, and growing our portfolio by continuing to selectively acquire high-quality and well-leased properties.

Leasing Activity

Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue. Our leasing activity for the year ended December 31, 2014 is presented in the table below ($ in thousands):

		Prior Lease(1)		New Lease(1)
	Square Feet	Annualized Base Rent(2)		Annualized Base Rent(2)		Tenant Improve- ments & Leasing Commis- sions(4)	Average Lease Term (in years)(5)
		Cash	GAAP(3)	Cash	GAAP(3)
Industrial Properties
Consolidated
Renewals	841,370	$3,404	$3,085	$3,417	$4,013	$781	4.00
New Tenants - Previously Leased Space(6)	950,680	3,585	3,446	3,665	3,597	2,786	4.00
New Tenants - Not Previously Leased Space(7)	493,838	—	—	1,734	1,833	3,181	15.50
Total Consolidated	2,285,888	6,989	6,531	8,816	9,443	6,748	4.60
Unconsolidated
Renewals	1,008,094	4,111	4,338	4,142	4,156	575	2.10
Total Unconsolidated	1,008,094	4,111	4,338	4,142	4,156	575	0.50
Consolidated & Unconsolidated
Renewals	1,849,464	7,515	7,423	7,559	8,169	1,357	3.20
New Tenants - Previously Leased Space(6)	950,680	3,585	3,446	3,665	3,597	2,786	4.00
New Tenants - Not Previously Leased Space(7)	493,838	—	—	1,734	1,833	3,181	5.90
Total Consolidated & Unconsolidated	3,293,982	11,100	10,869	12,958	13,599	7,324	3.80
Office Properties
Consolidated
Renewals	209,469	3,345	3,616	3,074	3,437	4,387	8.80
New Tenants - Previously Leased Space	126,541	3,818	3,934	3,807	4,006	1,113	9.90
New Tenants - Not Previously Leased Space(7)	245,418	—	—	6,677	5,915	19,602	14.00
Total Consolidated	581,428	7,163	7,550	13,558	13,358	25,102	11.70
Unconsolidated
Renewals	22,114	325	577	318	626	220	3.80
New Tenants - Previously Leased Space(6)	140,421	2,007	2,168	2,243	2,364	2,043	4.80
New Tenants - Not Previously Leased Space(7)	36,820	—	—	567	411	306	2.30
Total Unconsolidated	199,355	2,332	2,745	3,128	3,401	2,569	4.20
Consolidated & Unconsolidated
Renewals	231,583	3,670	4,193	3,392	4,063	4,607	8.40
New Tenants - Previously Leased Space(6)	266,962	5,825	6,102	6,050	6,370	3,156	8.00
New Tenants - Not Previously Leased Space(7)	282,238	—	—	7,244	6,326	19,908	13.10
Total Consolidated & Unconsolidated	780,783	9,495	10,295	16,686	16,759	27,671	10.30
Total Properties
Consolidated
Renewals	1,050,839	6,749	6,701	6,491	7,450	5,168	6.60
New Tenants - Previously Leased Space(6)	1,077,221	7,403	7,380	7,472	7,603	3,899	7.00
New Tenants - Not Previously Leased Space(7)	739,256	—	—	8,411	7,748	22,783	12.40
Total Consolidated	2,867,316	14,152	14,081	22,374	22,801	31,850	8.90
Unconsolidated
Renewals	1,030,208	4,436	4,915	4,460	4,782	795	2.20
New Tenants - Previously Leased Space(6)	140,421	2,007	2,168	2,243	2,364	2,043	4.80
New Tenants - Not Previously Leased Space(7)	36,820	—	—	567	411	306	2.30
Total Unconsolidated	1,207,449	6,443	7,083	7,270	7,557	3,144	3.00
Consolidated & Unconsolidated
Renewals	2,081,047	11,185	11,616	10,951	12,232	5,963	4.80
New Tenants - Previously Leased Space(6)	1,217,642	9,410	9,548	9,715	9,967	5,942	6.50
New Tenants - Not Previously Leased Space(7)	776,076	—	—	8,978	8,159	23,089	11.70
Total Consolidated & Unconsolidated	4,074,765	$20,595	$21,164	$29,644	$30,358	$34,994	7.50

__________

(1)	Prior lease amounts represent rents in place at the time of expiration or termination. New lease amounts represent rents in place at the time of lease commencement.

(2)
Cash Annualized Base Rent for each lease equals (i) 12 times the monthly cash base rent due as of December 31, 2014, or (ii) for any lease still in an initial free or reduced rent period as of December 31, 2014, 12 times the monthly cash base rent due upon expiration of the initial free or reduced rent period. U.S. Generally Accepted Accounting Principles ("GAAP") Annualized Base Rent includes the effect of straight-line rent. Cash and GAAP annualized base rent amounts for unconsolidated properties are included at pro rata share.

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
The following table sets forth percentage leased and average annual net effective rent information regarding our total portfolio of consolidated properties and unconsolidated properties as of December 31, 2014 and 2013. Percentage leased information is presented at 100% and average annual net effective rent information is presented at our pro-rata share for our unconsolidated properties (in thousands, except percentage data):

	Total Square Feet		% of Total Square Feet		% Leased		Average Annual Net Effective Rent(1)
	2014	2013	2014	2013	2014	2013	2014	2013
Consolidated Properties:
Office	7,284	7,559	28.8%	33.7%	98.5%	97.2%	$151,063	$148,719
Industrial	18,041	14,757	71.2%	65.7%	97.0%	93.8%	66,643	57,634
Other	—	144	—%	0.6%	—%	100.0%	—	4,850
Total	25,325	22,460	100.0%	100.0%	97.5%	95.0%	$217,706	$211,203

Unconsolidated Properties:
Office	789	1,307	6.4%	10.2%	98.8%	91.5%	$12,065	$17,916
Industrial	11,627	11,501	93.6%	89.8%	100.0%	100.0%	42,797	38,260
Total	12,416	12,808	100.0%	100.0%	99.9%	99.1%	$54,862	$56,176

Consolidated and Unconsolidated Properties:
Office	8,073	8,866	21.4%	25.1%	98.5%	96.4%	$163,128	$166,635
Industrial	29,668	26,258	78.6%	74.5%	98.2%	96.5%	109,440	95,894
Other	—	144	—%	0.4%	—%	100.0%	—	4,850
Total	37,741	35,268	100.0%	100.0%	98.3%	96.5%	$272,568	$267,379
__________

(1)
Average Annual Net Effective Rent is calculated as the total average annual cash base rental payments, adjusted for free rent periods. There is no effect given to other landlord concessions and it excludes payments received from tenants for reimbursement of real estate taxes and operating expenses.

Tenant Lease Expirations
Our ability to maintain occupancy rates and net effective rents primarily depends upon our continuing ability to re-lease expiring space. We have limited near term lease expirations with an average remaining lease term of 6.48 years as of December 31, 2014. In addition, approximately 87.0% of our base rent is scheduled to expire after 2016. The following table sets forth a schedule of expiring leases for our consolidated and unconsolidated properties as of December 31, 2014 (Expiring Net Rentable Square Feet and Expiring Base Rent in thousands):

	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
	Expiring Net Rentable Square Feet	Expiring Base Rent	Expiring Net Rentable Square Feet	Expiring Base Rent	Number Of Expiring Leases	Expiring Net Rentable Square Feet	Expiring Base Rent	Percentage of Expiring Base Rent
2015	768	$4,326	22	$393	24	790	$4,719	1.6%
2016	1,747	31,276	547	2,323	29	2,294	33,599	11.3%
2017	1,727	15,755	964	5,920	26	2,691	21,676	7.3%
2018	2,154	21,332	2,119	10,526	30	4,273	31,858	10.7%
2019	3,843	26,554	2,815	11,026	27	6,658	37,581	12.6%
2020	2,170	19,677	104	2,144	18	2,274	21,821	7.3%
2021	4,747	38,114	2,167	8,714	23	6,914	46,828	15.7%
2022	663	7,908	1,360	6,256	6	2,023	14,164	4.7%
2023	3,353	30,431	1,188	5,251	19	4,541	35,682	12.0%
2024	705	19,859	12	264	6	717	20,123	6.7%
Thereafter	2,807	25,238	1,107	4,930	17	3,914	30,168	10.1%
Total	24,684	$240,470	12,405	$57,747	225	37,089	$298,219	100.0%
Weighted Average Remaining Term (Years) (2):
Triple Net Single-Tenant Properties(3)		6.52		6.34			6.48
Multi-Tenant Properties		7.80		4.79			7.27
Other Single-Tenant Properties		4.52		5.00			4.57
Total Weighted Average Remaining Term (Years)(2)		6.58		6.03			6.48
__________

(1)	Expiring Net Rentable Square Feet for Unconsolidated Properties is at 100%. Expiring Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership.

(2)	Weighted Average Remaining Term is the average remaining term weighted by Expiring Base Rent.

(3)	Triple Net Single-Tenant Properties include certain properties that have minimal secondary tenant(s).
The leases scheduled to expire in 2015 and 2016 represent approximately 3.1 million rentable square feet or 12.9% of our total expiring base rent. We believe that, on average, the current market rental rates are approximately 17% below the expiring cash rental rates and approximately 3% above the expiring GAAP rental rates for leases scheduled to expire during 2015 and 2016, although individual properties within any particular market presently may be leased either above, below, or at the current quoted market rates within that market, and the average rental rates for individual markets may be above, below, or at the average cash rental rate of our overall portfolio. Our ability to re-lease available space depends upon both general market conditions and the market conditions in the specific regions in which individual properties are located.

Property Portfolio Size
Our portfolio size at the end of each quarter since the commencement of our initial public offering (October 24, 2006) through December 31, 2014 is as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Cumulative Property Portfolio as of:	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
12/31/2006	9	878	$86,644	—	—	$—	9	878	$86,644
3/31/2007	9	878	86,644	—	—	—	9	878	86,644
6/30/2007	10	928	110,491	—	—	—	10	928	110,491
9/30/2007	42	5,439	348,456	—	—	—	42	5,439	348,456
12/31/2007	44	5,576	353,594	—	—	—	44	5,576	353,594
3/31/2008	47	6,257	426,856	—	—	—	47	6,257	426,856
6/30/2008	47	6,257	426,856	1	605	35,636	48	6,862	462,492
9/30/2008	49	6,483	486,777	6	3,307	193,773	55	9,790	680,550
12/31/2008	52	6,771	582,682	8	5,649	273,205	60	12,420	855,887
3/31/2009	52	6,771	582,717	8	5,649	273,130	60	12,420	855,847
6/30/2009	53	7,106	598,103	11	5,976	305,308	64	13,082	903,411
9/30/2009	57	7,805	719,822	11	5,976	305,202	68	13,781	1,025,024
12/31/2009	60	8,630	791,314	13	6,904	356,158	73	15,534	1,147,472
3/31/2010	58	8,407	748,835	18	7,392	418,818	76	15,799	1,167,653
6/30/2010	62	9,086	916,210	22	8,633	471,615	84	17,719	1,387,825
9/30/2010	63	9,295	983,810	22	8,633	471,615	85	17,928	1,455,425
12/31/2010	73	12,800	1,308,560	30	9,901	629,268	103	22,701	1,937,828
3/31/2011	73	12,800	1,308,560	43	11,950	903,508	116	24,750	2,212,068
6/30/2011	75	14,614	1,657,966	43	12,356	917,566	118	26,970	2,575,532
9/30/2011	74	13,906	1,689,048	43	12,355	918,771	117	26,261	2,607,819
12/31/2011	77	14,434	1,747,299	45	13,851	997,506	122	28,285	2,744,805
3/31/2012	78	15,784	1,824,403	46	13,997	1,007,753	124	29,781	2,832,156
6/30/2012	78	15,784	1,842,359	46	13,997	1,007,753	124	29,781	2,850,112
9/30/2012	78	16,831	1,920,218	46	13,997	1,008,246	124	30,828	2,928,464
12/31/2012	82	18,995	2,070,272	47	15,067	1,071,267	129	34,062	3,141,539
3/31/2013	99	22,314	2,572,995	30	11,748	713,722	129	34,062	3,286,717
6/30/2013	99	22,405	2,573,034	30	11,748	713,722	129	34,153	3,286,756
9/30/2013	101	22,791	2,630,692	30	11,748	713,722	131	34,539	3,344,414
12/31/2013	99	22,460	2,595,194	30	12,807	740,525	129	35,267	3,335,719
3/31/2014	100	23,082	2,625,394	29	12,702	728,205	129	35,785	3,353,599
6/30/2014	100	23,083	2,625,394	29	12,829	734,556	129	35,912	3,359,950
9/30/2014	100	23,453	2,618,304	29	12,829	734,556	129	36,282	3,352,860
12/31/2014	102	25,325	2,668,298	26	12,416	694,432	128	37,741	3,362,730
__________

(1)	Net Rentable Square Feet for unconsolidated properties is at 100%. Approximate Total Acquisition Cost for unconsolidated properties is at our pro rata share of effective ownership.

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
Revenue Recognition and Valuation of Receivables
All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $20.3 million and $14.5 million as security for such leases at December 31, 2014 and 2013, respectively.
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
In addition, rental revenue is impacted by management’s evaluation of whether we or the tenant is the owner of tenant improvements. The determination of whether we are or the tenant is the owner of the tenant improvements for accounting purposes is subject to significant judgment. When we conclude that we are not the owner and the tenant is the owner of tenant improvements for accounting purposes, we record our contribution towards those improvements as a lease incentive, which is amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease, and rental revenue recognition begins when the tenant takes possession of or controls the space.
Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management's determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was approximately $62,000 and $24,000 as of December 31, 2014 and 2013, respectively.
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
When circumstances such as adverse market conditions indicate a possible impairment of the value of a property, we review the recoverability of the property's carrying value. The review of recoverability is based on our estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. Our forecast of these cash flows considers factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. These factors contain subjectivity and thus are not able to be precisely estimated. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property, which may be below the balance of any non-recourse mortgage financing. We are required to make subjective assessments as to whether there are impairments in the values of our investments in real estate.

We assess whether there has been impairment in the value of our consolidated and unconsolidated long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The estimated fair value of the asset group identified for step two testing is based on either the income approach with market discount rate, terminal capitalization rate and rental rate assumptions being most critical, or on the sales comparison approach to similar properties. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.
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
Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. The changes in fair value hedges are accounted for by recording the fair value of the derivative instruments on the balance sheet as either assets or liabilities, with the corresponding amount recorded in current period earnings. As of December 31, 2014, all of our interest rate swap derivatives were designated as qualifying cash flow hedges and follow the accounting treatment discussed above.
We disclose the fair values of derivative instruments and their gains and losses in a tabular format. We also provide more information about our liquidity by disclosing derivative features that are credit risk-related. Finally, we cross-reference within footnotes to enable financial statement users to locate important information about derivative instruments; see Note 7 "Risk Management and Use of Financial Instruments" and Note 12 "Fair Value of Financial Instruments and Investments" for a further discussion of our derivative financial instruments.
Fair Value of Financial Instruments and Investments
We generally determine or calculate the fair value of financial instruments using the appropriate present value or other valuation techniques, such as discounted cash flow analyses, incorporating available market discount rate information for similar types of instruments and our estimates for non-performance and liquidity risk. These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow. The Investment Manager of CBRE Strategic Partners Asia applies valuation techniques for our investment carried at fair value based upon the application of the income approach, the direct market comparison approach, the replacement cost approach or third party appraisals to the underlying assets held in the unconsolidated entity in determining the net asset value attributable to our ownership interest therein. The financial assets and liabilities recorded at fair value in our consolidated financial statements are the interest rate swaps and our investment in CB Richard Ellis Strategic Partners Asia II-A, L.P. ("CBRE Strategic Partners Asia") (a real estate entity which qualifies as an investment company under the Investment Company Act of 1940, as amended, with respect to its accounting treatment).
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
Results of Operations
As of December 31, 2014, we owned and operated 102 consolidated office and industrial properties and 26 unconsolidated office and industrial properties. As of December 31, 2013, we owned and operated 99 consolidated office, industrial and other properties and 30 unconsolidated office and industrial properties. Our consolidated leased percentage as of December 31, 2014 and 2013 was 97.5% and 95.0%, respectively. Our unconsolidated leased percentage as of December 31, 2014 and 2013 was 99.9% and 99.1%, respectively.

The properties acquired or consolidated during 2014, 2013 and 2012 are presented in the table below:

Property	Market		Date of Acquisition	Property Type	Purchase Price ('000s)	Net Rentable Square Feet

2014 Acquisitions
445 Airtech Parkway	Indianapolis	IN	1/2/2014	Industrial	$30,200	622,440
1 Rocket Road	Los Angeles - South Bay	CA	7/31/2014	Industrial	46,650	514,753
1659 Sauget Business Blvd	St. Louis	MO	10/24/2014	Industrial	21,100	502,500
325 Center Point Blvd	Northeast	PA	11/18/2014	Industrial	45,750	744,080
550 Oak Ridge Drive	Northeast	PA	11/18/2014	Industrial	40,700	615,600
125 Capital Road	Northeast	PA	11/18/2014	Industrial	8,700	144,000
14-46 Alberigi Drive	Northeast	PA	11/18/2014	Industrial	10,500	140,800
Total 2014 Wholly-Owned Property Acquisitions					$203,600	3,284,173

2013 Acquisitions
Carpenter Corporate Center I and II	Dallas	TX	7/31/2013	Office	$49,509	226,822
1200 Woods Chapel Road	Spartanburg	SC	8/8/2013	Industrial	10,750	156,800
Total 2013 Wholly-Owned Property Acquisitions					$60,259	383,622

2013 Properties Consolidated
Duke Portfolio(1)	Various		3/1/2013	Office/Industrial	$98,100	3,318,402

2012 Acquisitions
2400 Dralle Road	Chicago	IL	3/20/2012	Industrial	$64,250	1,350,000
Midwest Commerce Center I	Kansas City	KS	8/16/2012	Industrial	62,950	1,107,000
20000 S. Diamond Lake Road	Minneapolis	MN	11/7/2012	Industrial	18,500	280,577
Gateway at Riverside	Baltimore	MD	11/30/2012	Industrial	49,229	800,797
701 & 801 Charles Ewing Blvd	Princeton	NJ	12/28/2012	Office	28,310	110,765
Mid-Atlantic Distribution Center - Bldg A	Baltimore	MD	12/28/2012	Industrial	43,150	672,000
Total 2012 Wholly-Owned Property Acquisitions					$266,389	4,321,139
__________

(1)	We acquired Duke's 20% interest in 17 properties that were held by Duke JV.
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
Net Operating Income is considered by our management to be an important and appropriate supplemental performance measure to net income (loss) because we believe it helps both investors and management to understand the core operations of our properties excluding corporate and financing related costs and non-cash depreciation and amortization. Net Operating Income is an unlevered operating performance metric of our properties and allows for a useful comparison of the operating performance of individual assets or groups of assets. This measure thereby provides an operating perspective not immediately apparent from GAAP income (loss) from operations or net income (loss). In addition, Net Operating Income is considered by many in the real estate industry to be a useful starting point for determining the value of a real estate asset or group of assets. Other real estate companies may use different methodologies for calculating Net Operating Income, and accordingly, our presentation of Net Operating Income may not be comparable to other real estate companies. Because of the exclusion of the items shown in the reconciliation below, Net Operating Income should only be used as a supplemental measure of our financial performance and not as an alternative to GAAP income (loss) from operations or net income (loss).

Comparison of the Years Ended December 31, 2014 and 2013
The following table summarizes the historical results of operations of our portfolio for the years ended December 31, 2014 and 2013 (in thousands):

	For the Year Ended December 31,		$ Change	% Change
	2014	2013
Net Operating Income, as defined	$195,366	$180,820	$14,546	8.0%
Expense:
General and Administrative	31,333	23,138	8,195	35.4%
Investment Management Fee	—	489	(489)	(100.0)%
Acquisition-Related	2,272	2,690	(418)	(15.5)%
Depreciation and Amortization	109,292	102,793	6,499	6.3%
Impairment of Real Estate	27,563	—	27,563	100.0%
Transition and Listing	—	12,681	(12,681)	(100.0)%
Total Expenses	170,460	141,791	28,669	20.2%
Other Expenses and Income:
Interest and Other Income	652	1,321	(669)	(50.6)%
Interest Expense	(55,311)	(47,295)	(8,016)	16.9%
Interest Expense and Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	71	614	(543)	(88.4)%
Gain on Sale of Real Estate	21,164	—	21,164	—%
Loss on Early Extinguishment of Debt	(477)	(1,051)	574	—%
Gain on Conversion of Equity Interest to Controlling Interest	—	75,763	(75,763)	—%
Total Other (Expenses) Income	(33,901)	29,352	(63,253)	(215.5)%
(Loss) Income Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	(8,995)	68,381	(77,376)	(113.2)%
Provision for Income Taxes	(780)	(287)	(493)	171.8%
Equity in Income of Unconsolidated Entities	28,823	12,111	16,712	138.0%
Income from Continuing Operations	19,048	80,205	(61,157)	(76.3)%
Discontinued Operations
Income from Discontinued Operations	—	382	(382)	(100.0)%
Gain on Sale of Real Estate	—	2,759	(2,759)	—%
Total Income from Discontinued Operations	—	3,141	(3,141)	(100.0)%
Net Income	$19,048	$83,346	$(64,298)	(77.1)%

The following tables summarize the Net Operating Income, as defined, for our total portfolio, excluding our unconsolidated properties, for the year ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31, 2014
	Same Office Properties(1)	Acquisition Office(2)	Same Industrial Properties(1)	Acquisition Industrial(3)	Other(4)	Total
Rental Revenue	$99,351	$43,793	$50,151	$10,090	$6,795	$210,180
Tenant Reimbursement	25,588	16,775	13,809	2,057	1,501	59,730
Other Property Income	—	1,069	711	—	—	1,780
Total Revenues	124,939	61,637	64,671	12,147	8,296	271,690
Property Operating	17,118	12,118	5,401	862	1,258	36,757
Real Estate Taxes	16,815	9,500	11,544	1,212	496	39,567
Total Expenses	33,933	21,618	16,945	2,074	1,754	76,324
Net Operating Income	$91,006	$40,019	$47,726	$10,073	$6,542	$195,366

	Year Ended December 31, 2013
	Same Office Properties(1)	Acquisition Office(2)	Same Industrial Properties(1)	Acquisition Industrial(3)	Other(4)	Total
Rental Revenue	$98,738	$35,124	$50,265	$3,991	$8,588	$196,706
Tenant Reimbursement	23,540	12,282	14,985	863	1,636	53,306
Other Property Income	—	—	—	—	—	—
Total Revenues	122,278	47,406	65,250	4,854	10,224	250,012
Property Operating	16,692	9,005	3,803	336	1,385	31,221
Real Estate Taxes	16,001	7,498	13,425	579	468	37,971
Total Expenses	32,693	16,503	17,228	915	1,853	69,192
Net Operating Income	$89,585	$30,903	$48,022	$3,939	$8,371	$180,820
__________

(1)	Properties owned as of January 1, 2013 and still owned as of December 31, 2014.

(2)	Includes results, from the dates of acquisition through the periods presented, for the office properties acquired or consolidated during 2013.

(3)	Includes results, from the dates of acquisition through the periods presented, for the industrial properties acquired or consolidated during 2013 and 2014.

(4)	Includes results from all properties sold during 2014.

	Year Ended December 31, 2014 as compared to the Year Ended December 31, 2013
	Same Office Properties		Acquisition Office		Same Industrial Properties		Acquisition Industrial		Other		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
Rental Revenue	$613	0.6%	$8,669	24.7%	$(114)	(0.2)%	$6,099	152.8%	$(1,793)	(20.9)%	$13,474	6.8%
Tenant Reimbursement	2,048	8.7%	4,493	36.6%	(1,176)	(7.8)%	1,194	138.4%	(135)	(8.3)%	6,424	12.1%
Other Property Income	—	—%	1,069	100.0%	711	—%	—	—%	—	—%	1,780	100.0%
Total Revenues	2,661	2.2%	14,231	30.0%	(579)	(0.9)%	7,293	150.2%	(1,928)	(18.9)%	21,678	8.7%
Property Operating	426	2.6%	3,113	34.6%	1,598	42.0%	526	156.5%	(127)	(9.2)%	5,536	17.7%
Real Estate Taxes	814	5.1%	2,002	26.7%	(1,881)	(14.0)%	633	109.3%	28	6.0%	1,596	4.2%
Total Expenses	1,240	3.8%	5,115	31.0%	(283)	(1.6)%	1,159	126.7%	(99)	(5.3)%	7,132	10.3%
Net Operating Income	$1,421	1.6%	$9,116	29.5%	$(296)	(0.6)%	$6,134	155.7%	$(1,829)	(21.8)%	$14,546	8.0%

Net Operating Income
Net Operating Income increased $14.5 million, or 8.0%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily as a result of:

•	An increase in revenues of $21.7 million which is primarily due to:

◦	an increase of $21.5 million from our Acquisition Office and Acquisition Industrial Properties (collectively the "Acquisition Properties"):

▪	an increase of $14.8 million and $5.7 million from rental revenue and tenant reimbursements, respectively; and

▪	an increase of $1.1 million from our Acquisition Office Properties due to lease termination fees included in other property income;

•	The increase in revenues are offset by an increase of $7.1 million in property operating expenses and real estate taxes primarily due to:

◦	an increase of $6.3 million from our Acquisition Properties; and

◦	a net increase of $1.0 million from our Same Office Properties and Same Industrial Properties (collectively the "Same Properties") which is primarily comprised of:

▪
an increase of $1.2 million in property operating expenses and real estate taxes in our Same Office Properties, which is partially due to a $0.8 million increase in real estate taxes in 2014 at our 90 Hudson property (there is a partial offsetting increase in tenant reimbursement revenue for this amount)

▪
a decrease of $0.3 million primarily due to a reduction in real estate taxes in our Same Industrial Properties, which is driven by vacancies in our 300 Constitution and North Rhett I properties. North Rhett I was re-leased during the latter half of 2014, with the new tenant taking occupancy in early 2015.

•
An offsetting decrease of $1.8 million from the Other Properties, which consisted of properties sold during 2014. Due to the early adoption of ASU No. 2014-08 during the year ended December 31, 2014, these properties remained classified within continuing operations for all periods presented.

Other Expenses and Income
General and Administrative and Investment Management Fee
General and administrative expense increased $8.2 million, or 35.4%, to $31.3 million for the year ended December 31, 2014 compared to $23.1 million for the year ended December 31, 2013. The net increase was primarily due to $6.5 million for severance expenses and an increase in payroll and administrative costs associated with the growth of the Company.
Our increase in general and administrative expenses was offset by a reduction of $0.5 million in investment management fees due to the termination of the Transitional Services Agreement.
Acquisition-Related
Acquisition-related expenses decreased $0.4 million, or 15.5%, to $2.3 million for the year ended December 31, 2014 compared to $2.7 million for the year ended December 31, 2013. The decrease was due to fewer properties acquired during the year ended December 31, 2014 compared to the amount acquired during the same period in 2013.
Depreciation and Amortization
Depreciation and amortization expense increased $6.5 million, or 6.3%, to $109.3 million for the year ended December 31, 2014 as compared to $102.8 million for the year ended December 31, 2013. The increase was primarily due to the properties acquired or consolidated during 2014 and 2013.

Impairment of Real Estate
During the year ended December 31, 2014, we recognized an impairment of $27.6 million attributable to our 70 Hudson Street property. There was no impairment of real estate during the year ended December 31, 2013.
Transition and Listing
Transition expenses from being an externally managed company to a self-managed company ("Transition Costs") were primarily incurred in 2012 during our transition to self-management. During the year ended December 31, 2013, we incurred $11.9 million of expenses in connection with the Listing and the completion of the Tender Offer.
Interest and Other Income
Interest and other income decreased $0.7 million, or 50.6%, to $0.7 million for the year ended December 31, 2014 compared to $1.3 million for the year ended December 31, 2013.
Interest Expense
Interest expense increased $8.0 million, or 16.9%, to $55.3 million for the year ended December 31, 2014 compared to $47.3 million for the year ended December 31, 2013 primarily as a result of an increase in our weighted average outstanding debt balance.
Interest Expense and Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments
During the year ended December 31, 2013, our derivative instruments incurred a gain of $0.6 million, which was primarily attributable to the gain on fair value on interest rate swaps for the TD and Wells Fargo term loans during the period when they were not designated as hedging instruments. All of the Company's derivative financial instruments qualify for hedge accounting treatment as of December 31, 2014.
Gain on Sale of Real Estate
During the year ended December 31, 2014, we had a gain of $21.2 million related to the sale of our four office and retail properties during the year ended December 31, 2014.
Loss on Early Extinguishment of Debt
During the year ended December 31, 2014, we incurred a loss on early extinguishment of debt of $0.5 million attributable to the write-off of deferred financing costs related to the Deerfield Commons disposition. During the year ended December 31, 2013, we incurred a loss on early extinguishment of debt of $1.1 million, which was primarily attributable to the write-off of deferred financing costs related to the WF Term Loan #3 that replaced the WF Term Loan #1.
Gain on Conversion of Equity Interest to Controlling Interest
During the year ended December 31, 2013, gain on conversion of equity interest to controlling interest was $75.8 million, which was attributable to our acquisition of Duke Realty's 20% interest in 17 properties held by the Duke JV.
Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased $16.7 million, or 138.0%, to $28.8 million for the year ended December 31, 2014 compared to $12.1 million for the year ended December 31, 2013. The increase was primarily due to our pro rata gain on the sale of the three Duke JV office properties during the fourth quarter of 2014.

Comparison of the Year Ended December 31, 2013 and 2012
The following table summarizes the historical results of operations of our portfolio for the years ended December 31, 2013 and 2012 ( in thousands):

	For the Year Ended December 31,		$ Change	% Change
	2013	2012
Net Operating Income, as defined	$180,820	$134,743	$46,077	34.2%
Expense:
General and Administrative	23,138	14,660	8,478	57.8%
Investment Management Fee	489	29,695	(29,206)	(98.4)%
Acquisition-Related	2,690	7,752	(5,062)	(65.3)%
Depreciation and Amortization	102,793	72,383	30,410	42.0%
Transition and Listing	12,681	8,249	4,432	53.7%
Total Expenses	141,791	132,739	9,052	6.8%
Other Income and Expenses:
Interest and Other Income	1,321	2,235	(914)	(40.9)%
Interest Expense	(47,295)	(33,845)	(13,450)	39.7%
Interest Expense and Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	614	(118)	732	(620.3)%
Loss on Early Extinguishment of Debt	(1,051)	(17,284)	16,233	(93.9)%
Gain on Conversion of Equity Interest to Controlling Interest	75,763	—	75,763	100.0%
Total Other Income (Expenses)	29,352	(49,012)	78,364	(159.9)%
Income (Loss) Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	68,381	(47,008)	115,389	(245.5)%
Provision for Income Taxes	(287)	(266)	(21)	7.9%
Equity in Income of Unconsolidated Entities	12,111	3,959	8,152	205.9%
Income (Loss) from Continuing Operations	80,205	(43,315)	123,520	(285.2)%
Discontinued Operations
Income from Discontinued Operations	382	720	(338)	(46.9)%
Gain (Loss) on Sale of Real Estate	2,759	(413)	3,172	(768.0)%
Total Income from Discontinued Operations	3,141	307	2,834	923.1%
Net Income (Loss)	$83,346	$(43,008)	$126,354	(293.8)%

The following tables summarize the Net Operating Income, as defined, for our total portfolio, excluding our unconsolidated properties, for the year ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31, 2013
	Same Office Properties(1)	Acquisition Office(2)	Same Industrial Properties(1)	Acquisition Industrial(3)	Other(4)	Total
Rental Revenue	$96,445	$37,417	$33,208	$21,048	$8,588	$196,706
Tenant Reimbursement	22,275	13,547	9,085	6,763	1,636	53,306
Total Revenues	118,720	50,964	42,293	27,811	10,224	250,012
Property Operating	15,836	9,861	3,322	817	1,385	31,221
Real Estate Taxes	14,926	8,573	8,182	5,822	468	37,971
Total Expenses	30,762	18,434	11,504	6,639	1,853	69,192
Net Operating Income	$87,958	$32,530	$30,789	$21,172	$8,371	$180,820

	Year Ended December 31, 2012
	Same Office Properties(1)	Acquisition Office(2)	Same Industrial Properties(1)	Acquisition Industrial(3)	Other(4)	Total
Rental Revenue	$94,314	$26	$36,563	$5,799	$8,730	$145,432
Tenant Reimbursement	23,107	14	8,144	717	1,429	33,411
Total Revenues	117,421	40	44,707	6,516	10,159	178,843
Property Operating	16,880	—	2,984	223	1,377	21,464
Real Estate Taxes	14,446	11	7,072	549	558	22,636
Total Expenses	31,326	11	10,056	772	1,935	44,100
Net Operating Income	$86,095	$29	$34,651	$5,744	$8,224	$134,743
__________

(1)	Properties owned as of January 1, 2012 and still owned as of December 31, 2014.

(2)	Includes results, from the dates of acquisition through the periods presented, for the office properties acquired or consolidated during 2012 and 2013

(3)	Includes results, from the dates of acquisition through the periods presented, for the industrial properties acquired or consolidated during 2012 and 2013.

(4)	Includes results from all properties sold during 2014.

	Year Ended December 31, 2013 as compared to the Year Ended December 31, 2012
	Same Office Properties		Acquisition Office		Same Industrial Properties		Acquisition Industrial		Other		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
Rental Revenue	$2,131	2.3%	$37,391	143,811.5%	$(3,355)	(9.2)%	$15,249	263.0%	$(142)	(1.6)%	$51,274	35.3%
Tenant Reimbursement	(832)	(3.6)%	13,533	96,664.3%	941	11.6%	6,046	843.2%	207	14.5%	19,895	59.5%
Total Revenues	1,299	1.1%	50,924	127,310.0%	(2,414)	(5.4)%	21,295	326.8%	65	0.6%	71,169	39.8%
Property Operating	(1,044)	(6.2)%	9,861	—%	338	11.3%	594	266.4%	8	0.6%	9,757	45.5%
Real Estate Taxes	480	3.3%	8,562	77,836.4%	1,110	15.7%	5,273	960.5%	(90)	(16.1)%	15,335	67.7%
Total Expenses	(564)	(1.8)%	18,423	167,481.8%	1,448	14.4%	5,867	760.0%	(82)	(4.2)%	25,092	56.9%
Net Operating Income	$1,863	2.2%	$32,501	112,072.4%	$(3,862)	(11.1)%	$15,428	268.6%	$147	1.8%	$46,077	34.2%

Net Operating Income
Net Operating Income increased $46.1 million, or 34.2%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily as a result of:

•	An increase in revenues of $71.2 million which is primarily due to:

◦	an increase of $72.2 million from our Acquisition Properties;

◦	partially offset by a $1.1 million decrease due to early 2013 tenant move-outs at our 300 Constitution and North Rhett 1 properties

•	The increase in revenues are offset by an increase of $25.1 million in property operating expenses and real estate taxes primarily due to:

◦	an increase of $24.3 million from our Acquisition Properties; and

◦	a net increase of $0.9 million from our Same Properties which is primarily comprised of:

▪
an increase of $1.4 million primarily due to an increase in real estate taxes in our Same Industrial Properties, which is partially due to a $1.1 million increase in real estate taxes in 2013 at our 2400 Dralle Road property (there is a offsetting increase in tenant reimbursement revenue for this amount); and

▪
an offsetting decrease of $0.6 million in property operating expenses and real estate taxes in our Same Office Properties, which is partially due to a $1.0 million decrease in property operating expenses in 2013 at our 70 and 90 Hudson property (there is a partial offsetting decrease in tenant reimbursement revenue for this amount)

•
An increase of $0.1 million from the Other Properties, which consist of properties sold during 2014. Due to the early adoption of ASU No. 2014-08 during the year ended December 31, 2014, these properties remain classified within continuing operations for all periods presented.

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

Transition and Listing Expenses
Transition and Listing expenses increased $4.4 million, or 53.7%, to $12.7 million for the year ended December 31, 2013 as compared to $8.2 million for the year ended December 31, 2012. Transition costs were primarily incurred in 2012 during our transition to self-management. During the year ended December 31, 2013, we incurred $12.0 million of expenses in connection with the Listing and the completion of the Tender Offer. We do not anticipate incurring any further listing costs in future periods.
Interest and Other Income
Interest and other income decreased $0.9 million, or 40.9%, to $1.3 million for the year ended December 31, 2013 compared to $2.2 million for the year ended December 31, 2012.
Interest Expense
Interest expense increased $13.5 million, or 39.7%, to $47.3 million for the year ended December 31, 2013 compared to $33.8 million for the year ended December 31, 2012 primarily as a result of an increase in our weighted average outstanding debt balance in the current year period partially offset by a reduction in the weighted average interest rate. The increase in our weighted average debt outstanding balance was due to the March 2013 assumption of $229.5 million (amount is inclusive of a premium) of mortgage debt secured by the 17 properties in which we acquired our joint venture partner's remaining ownership interest (the "Duke Portfolio"). We also borrowed $570.0 million under our new unsecured term loan facilities in 2013.
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
Loss on Early Extinguishment of Debt
During the year ended December 31, 2013, we incurred a loss on early extinguishment of debt of $1.1 million compared to $17.3 million for the year ended December 31, 2012. The loss on early extinguishment of debt during the year ended December 31, 2013 was primarily attributable to the non-cash write-off of deferred financing costs related to the WF Term Loan #3 that replaced the WF Term Loan #1. The loss on early extinguishment of debt during the year ended December 31, 2012 was primarily attributable to the replacement of our revolving credit facility and the early repayment of secured notes payable (and termination of associated swaps) in the prior year period.
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
Liquidity and Capital Resources
Sources of Liquidity
Liquidity is a measurement of the ability to meet cash requirements, which principally include funding investments and ongoing commitments, to repay borrowings, to make distributions to our shareholders and other general business needs. Our sources of funds will primarily be property operating cash flows, borrowings, including under our unsecured revolving credit facility, term loans or other forms of secured or unsecured financing that we may enter into from time to time, and net proceeds from divestitures of properties. Additionally, we expect other financing opportunities could provide additional sources of funds, including the issuance of common equity (through our at-the-market offering program or otherwise), preferred equity or debt securities. Our ability to raise funds is dependent on general economic conditions, general market conditions for REITs, and our operating performance. We believe that these cash resources will be sufficient to satisfy our cash requirements and we do not anticipate a need to raise funds from other than these sources within the next twelve months. We believe that we have sufficient cash flow from operations to continue as a going concern for the next twelve months and into the foreseeable future. From time to time, we may consider strategic transactions, which may include a sale, merger, acquisition or other form of business combination or recapitalization.
While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which would affect our financial condition and results of operations. For example, we may be required to comply with new laws or regulations that cause us to incur unanticipated capital expenditures for our properties, thereby increasing our liquidity needs. Even if there are no material changes to our anticipated liquidity requirements, our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or needed. As of December 31, 2014, we had $40.1 million in cash as well as approximately$650.0 million available under our unsecured revolving credit facility. Of the $40.1 million in cash, approximately $1.7 million is held in a financial institution in the United Kingdom.
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
Unsecured Term Loan Facilities
We intend to enter into unsecured term loan facilities from time to time for general corporate purposes, to fund potential acquisitions and to potentially repay long-term debt. The following table summarizes the balance and terms of our unsecured term loan facilities as of December 31, 2014 and December 31, 2013 (in thousands):

				Outstanding Balance
	Unswapped Interest Rate	Effective Interest Rate(1)	Maturity Date	December 31,	December 31,
Term Loan Facility				2014	2013
WF Term Loan #2(2)	LIBOR + 1.50%	2.49%	3/7/2018	$200,000	$200,000
WF Term Loan #3(2)	LIBOR + 1.50%	3.12%	1/15/2019	200,000	200,000
TD Term Loan(3)	LIBOR + 1.75%	3.28%	3/6/2020	50,000	50,000
Capital One Term Loan(2)	LIBOR + 1.75%	4.32%	1/31/2021	120,000	120,000
Total Unsecured Term Loan Facilities				$570,000	$570,000
__________

(1)	Represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the effect of the interest rate swaps, excluding debt issuance costs.

(2)	As of December 31, 2014 and December 31, 2013, the applicable LIBOR rate was 0.156% and 0.165%, respectively, for these loans.

(3)	As of December 31, 2014 and December 31, 2013, the applicable LIBOR rate was 0.156% and 0.16875%, respectively, for this loan.

Unsecured Revolving Credit Facility
We intend to borrow under our unsecured revolving credit facility from time to time for general corporate purposes, to fund potential acquisitions and to potentially repay long-term debt. The following table summarizes the balance and terms of our unsecured revolving credit facility as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Outstanding Borrowings	$200,044	$170,044
Remaining Borrowing Capacity	649,956	679,956
Total Borrowing Capacity	$850,000	$850,000
Interest Rate(1)	1.46%	1.47%
Facility Fee(2)	30 bps	30 bps
Maturity Date(3)	January 15, 2018	January 15, 2018
_________

(1)	Calculated based on one-month LIBOR plus 1.30% as of December 31, 2014 and 2013.

(2)	The facility fee is based on the unsecured revolving credit facility's total borrowing capacity.

(3)	We may exercise an option to extend the maturity date by one year.
Secured Debt Financing
From time to time, we partially fund property acquisitions with secured mortgage financing. The following table details our encumbered and unencumbered properties as of December 31, 2014 (Approximate Acquisition Cost and Debt Balance in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance
Encumbered Properties	40	$1,202,711	$596,008	13	$352,106	$162,489	53	$1,554,817	$758,497
Unencumbered Properties	62	1,465,587	—	13	342,326	—	75	1,807,913	—
Total Properties	102	$2,668,298	$596,008	26	$694,432	$162,489	128	$3,362,730	$758,497
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
Debt Covenants and Restrictions
As of December 31, 2014, we were in compliance with all financial debt covenants. See Note 6 "Debt" in the notes to our consolidated financial statements for additional information.

At-The-Market Offering
On November 6, 2013, we and CSP OP entered into four separate Equity Distribution Agreements with certain sales agents, pursuant to which we may sell, from time to time, our common shares having an aggregate offering price of up to $250.0 million. Sales of our common shares may be made in ordinary brokers' transactions on the NYSE, in negotiated transactions or transactions that are deemed to be "at the market" ("ATM") offerings, including sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. We may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under our unsecured revolving credit facility, to make acquisitions of properties or portfolios of properties, or for general corporate purposes. As of December 31, 2014, there have been no sales of common shares under the ATM program.
Shelf Registration
On November 6, 2013, we filed an automatically effective shelf registration statement on Form S-3 with the Security Exchange Commission that may permit us, from time to time, to facilitate public offerings of our securities. We evaluate the capital markets on an ongoing basis for opportunities to raise capital, and, as circumstances warrant, we may issue securities of all of these types in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing and capital needs. However, there can be no assurance that we will be able to complete any such offerings of securities. We may use these proceeds to repay debt, including borrowings under our unsecured revolving credit facility, to make acquisitions of properties or portfolios of properties, or for general corporate purposes.
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

Debt Composition
Our consolidated and pro rata share of unconsolidated debt is comprised of the following as of December 31, 2014 ($ in thousands):

	Consolidated Debt(1)			Unconsolidated Debt(2)			Consolidated & Unconsolidated Debt(1)(2)
	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total
Amount
Fixed Interest Rate Debt	$75,392	$1,090,616	$1,166,008	$8,181	$154,308	$162,489	$83,573	$1,244,924	$1,328,497
Floating Interest Rate Debt	—	200,044	200,044	—	—	—	—	200,044	200,044
Total	$75,392	$1,290,660	$1,366,052	$8,181	$154,308	$162,489	$83,573	$1,444,968	$1,528,541
Weighted Average Remaining Term (years):
Fixed Interest Rate Debt			3.79			5.00			3.94
Floating Interest Rate Debt			3.04			N/A			3.04
Total			3.68			5.00			3.82
Weighted Average Interest Rate:
Fixed Interest Rate Debt			4.22%			3.50%			4.13%
Floating Interest Rate Debt			1.46%			N/A			1.46%
Total			3.82%			3.50%			3.78%
__________

(1)
Consolidated debt amount includes a $200.0 million outstanding balance on our unsecured revolving credit facility as of December 31, 2014. The unsecured revolving credit facility may be extended for an additional year from January 2018 to January 2019. The annual facility fee of 0.30% is not reflected in the interest rate amounts included this table.

(2)	Unconsolidated debt amounts are at our pro rata share of effective ownership.
Contractual Obligations and Commitments
The following table provides information with respect to our contractual obligations as of December 31, 2014 (in thousands):

Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Principal Payments - Secured Notes Payable	$131,717	$181,434	$181,336	$101,521	$596,008
Principal Payments - Unsecured Term Loan Facilities	—	—	400,000	170,000	570,000
Principal Payments - Unsecured Revolving Credit Facility	—	—	200,044	—	200,044
Principal Payments - Unconsolidated Debt at Pro Rata Share (1)	1,043	63,090	2,501	95,855	162,489
Interest Payments - Fixed-Rate Debt(2)	48,135	73,172	42,144	14,519	177,970
Interest Payments - Variable-Rate Debt(3)	2,920	5,840	122	—	8,882
Interest Payments - Unconsolidated Debt at Pro Rata Share(1)	2,798	5,427	5,181	4,476	17,882
Ground Lease Payments	273	546	584	4,474	5,877
Total	$186,886	$329,509	$831,912	$390,845	$1,739,152
__________

(1)	Unconsolidated debt excludes amounts due to our investment in CBRE Strategic Partners Asia.

(2)
Amounts include the expected net payments due under our interest rate swap agreements where in each case we have swapped our variable interest rate payments due under the debt agreements for fixed rates of interest payments.

(3)
As of December 31, 2014, our variable rate debt consisted of amounts outstanding under our unsecured revolving credit facility. The variable interest rate payments are based on LIBOR plus a spread of 1.30%. As of December 31, 2014, LIBOR was 0.156%.

Debt Maturities
The following table details our consolidated and unconsolidated debt maturities as of December 31, 2014 (in thousands):

	Consolidated Debt(1)			Unconsolidated Debt(2)			Consolidated & Unconsolidated Debt(1)(2)			Weigh- ted Average Interest Rate(3)(4)
	Sche- duled Amorti- zation	Term Maturities	Total	Sche- duled Amorti- zation	Term Maturities	Total	Sche- duled Amorti- zation	Term Maturities	Total
2015	$16,143	$115,575	$131,718	$1,044	$—	$1,044	$17,187	$115,575	$132,762	4.69%
2016	13,271	121,341	134,612	1,099	—	1,099	14,370	121,341	135,711	5.45%
2017	12,495	34,327	46,822	1,157	60,835	61,992	13,652	95,162	108,814	3.73%
2018	10,276	462,336	472,612	1,218	—	1,218	11,494	462,336	473,830	2.32%
2019	7,982	300,786	308,768	1,283	—	1,283	9,265	300,786	310,051	2.59%
2020	6,290	65,846	72,136	1,351	47,301	48,652	7,641	113,147	120,788	3.84%
2021	3,743	190,449	194,192	1,029	46,172	47,201	4,772	236,621	241,393	4.80%
2022	1,870	—	1,870	—	—	—	1,870	—	1,870	—%
2023	1,987	—	1,987	—	—	—	1,987	—	1,987	—%
2024	1,167	—	1,167	—	—	—	1,167	—	1,167	6.33%
Thereafter	168	—	168	—	—	—	168	—	168	5.80%
Total	$75,392	$1,290,660	$1,366,052	$8,181	$154,308	$162,489	$83,573	$1,444,968	$1,528,541	3.78%
__________

(1)
Consolidated debt amount includes a $200.0 million outstanding balance on the unsecured revolving credit facility as of December 31, 2014. The unsecured revolving credit facility expires January 15, 2018. We have an option to extend the maturity date by one year.

(2)	Unconsolidated debt amounts are at our pro rata share of effective ownership.

(3)	Weighted average interest rate is calculated using the maturity date of our various debt.

(4)	Weighted average interest rate for 2018 debt maturity consists of 1.46% floating interest rate for the revolving credit facility and 2.95% of interest rate for all other fixed rate debt.
Other Capital Commitments
As of December 31, 2014, we anticipate spending $21.7 million in the next twelve months for tenant improvements and lease commissions related to our consolidated properties.
Distribution Policy
We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2004. As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute currently to our shareholders. Under the Internal Revenue Code of 1986 (the "Internal Revenue Code"), REITs are subject to numerous organizational and operational requirements, including a requirement that they generally distribute at least 90% of their annual net taxable income (excluding net capital gains) to their shareholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify.
In order to qualify as a REIT under the Internal Revenue Code, we generally must make distributions to our shareholders each year in an amount at least equal to 90% of our REIT taxable income (as determined without regard to the dividends paid deduction and excluding net capital gain). Our distribution policy is subject to revision at the discretion of our Board of Trustees without notice to you or shareholder approval. All distributions will be made by us at the discretion of our Board of Trustees and will be based upon out Board of Trustee's evaluation of our assets, operating results, historical and projected cash flows (and source thereof), historical and projected equity offering proceeds from our offerings, historical and projected debt incurred, projected investments and capital requirements, the anticipated timing between receipt of our equity offering proceeds and investment of those proceeds, maintenance of REIT qualifications, applicable provisions of Maryland law, general economic, market and industry conditions, and such other factors as our Board of Trustees deems relevant.
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
The following table presents total distributions declared and paid and distributions per share as well as the source of payment of such distributions, for the years ended December 31, 2014 and 2013 (in thousands, except per share amounts):

2014 Quarters	First	Second	Third	Fourth
Total distributions declared and paid	$29,820	$29,862	$29,854	$29,852
Distributions per share	$0.126	$0.126	$0.126	$0.126
Amount of distributions per share funded by cash flows provided by operations	$0.126	$0.126	$0.126	$0.126
2013 Quarters	First	Second	Third	Fourth
Total distributions declared and paid	$37,272	$35,486	$29,562	$29,794
Distributions per share	$0.150	$0.150	$0.125	$0.126
Amount of distributions per share funded by cash flows provided by operations	$0.1213	$0.1053	$0.125	$0.126
Amount of distributions per share funded by uninvested proceeds from financings of our properties	$0.0287	$0.0447	$—	$—
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
On July 31, 2014, our Board of Trustees approved a monthly distribution of $0.042 per common share for each of the months of October, November and December of 2014. The October dividend was paid on November 7, 2014 to all shareholders of record on October 30, 2014, the November dividend was paid on December 8, 2014 to all shareholders of record on November 26, 2014, and the December dividend was paid on January 7, 2015 to all shareholders of record on December 30, 2014.
On October 27, 2014, our Board of Trustees approved a monthly distribution of $0.0425 per common share for each of the months of January, February and March of 2015. The January dividend was paid on February 6, 2015 to all shareholders of record on January 30, 2015, the February dividend will be paid on March 6, 2015 to all shareholders of record on February 27, 2015, and the March dividend will be paid on April 8, 2015 to all shareholders of record on March 31, 2015.
On February 20, 2015, our Board of Trustees approved a monthly distribution of $0.0425 per common share for each of the months of April, May and June of 2015. The April dividend will be paid on May 8, 2015 to all shareholders of record on April 30, 2015, the May dividend will be paid on June 8, 2015 to all shareholders of record on May 29, 2015, and the June dividend will be paid on July 9, 2015 to all shareholders of record on June 30, 2015.
Historical Cash Flows
Our net cash provided by operating activities increased by $29.1 million to $161.8 million for the year ended December 31, 2014, compared to $132.7 million for the year ended December 31, 2013. The increase was primarily due to Net Operating Income generated by the properties acquired or consolidated since January 1, 2013. In addition, we paid expenses to our former investment advisor during the year ended December 31, 2013 that were accrued for as of December 31, 2012.
Net cash used in investing activities was $24.6 million for the year ended December 31, 2014, compared to $271.7 million for the year ended December 31, 2013. The decrease was primarily attributable to proceeds of $122.8 million received from the sale of our four office properties and $58.3 million of distributions received due to the sale of four office properties through the Duke JV and the partial sale of a property through CBRE Strategic Partners Asia which offset the increase of $63.8 million paid for acquisitions during the current period as compared to the prior year period. In addition, we also made contributions to our unconsolidated entities to repay various notes payable secured by properties held within the joint ventures in the prior year period.
Net cash used in financing activities increased by $294.0 million to $179.3 million for the year ended December 31, 2014, compared to net cash provided by financing activities of $114.7 million for the year ended December 31, 2013. During the year ended December 31, 2013, we received $570.0 million from borrowings under our unsecured term loan facilities offset by $172.4 million paid to complete our Tender Offer.
Off-Balance Sheet Arrangements
As of December 31, 2014, we had four Investments in Unconsolidated Entities: (i) a 5.07% ownership interest in CBRE Strategic Partners Asia; (ii) an 80% ownership interest in the Duke JV; (iii) an 80% ownership interest in the Goodman Princeton Holdings (Jersey) Limited joint venture (the "UK JV"); and (iv) an 80% ownership interest in the Goodman Princeton Holdings (LUX) SARL joint venture (the "European JV"). Our investments are discussed in Note 4, to the accompanying consolidated financial statements "Investments in Unconsolidated Entities."
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

The following table presents our FFO, Core FFO and AFFO for the years ended December 31, 2014, 2013 and 2012 (in thousands, except share data):

	Year Ended December 31,
	2014	2013	2012
Reconciliation of Net Income (Loss) to FFO, Core FFO and AFFO
Net Income (Loss)	$19,048	$83,346	$(43,008)
Real Estate Depreciation and Amortization	108,816	103,209	73,653
Pro Rata Share of Real Estate Depreciation and Amortization from Unconsolidated Entities	32,313	35,785	55,280
Impairment of Real Estate	27,563	—	—
Gain on Conversion of Equity Interest to Controlling Interest	—	(75,763)	—
(Gain) Loss on Sale of Real Estate	(21,164)	(2,759)	413
Pro Rata Share of Gain on Sale of Real Estate from Unconsolidated Entities	(13,638)	(2,823)	—
Pro Rata Share of Realized (Gain) Loss on Investment in CBRE Strategic Partners Asia	(896)	2,063	(443)
Funds from Operations	$152,042	$143,058	$85,895
Acquisition-Related Expenses	2,272	2,690	7,752
Pro Rata Share of Acquisition-Related Expense from Unconsolidated Entities	—	4,249	549
Loss on Early Extinguishment of Debt	477	1,051	17,284
Pro Rata Share of Loss on Early Extinguishment of Debt from Unconsolidated Entities	1,378	214	—
Severance-Related Expense	6,525	—	—
Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	(71)	(1,772)	(564)
Transition and Listing Expenses	—	12,681	8,249
Pro Rata Share of Unrealized Loss (Gain) on Investment in CBRE Strategic Partners Asia	854	(4,046)	70
Core Funds from Operations	$163,477	$158,125	$119,235
Amortization of Non-Cash Interest Expense	(1,112)	(367)	862
Pro Rata Share of Amortization of Non-Cash Interest Expense from Unconsolidated Entities	463	529	825
Amortization of Above and Below Market Leases	5,292	6,402	2,485
Pro Rata Share of Amortization of Above/Below Market Leases from Unconsolidated Entities	(212)	(195)	610
Amortization of Deferred Revenue Related to Tenant Improvements	(966)	(1,185)	—
Share-Based Compensation	3,326	1,907	245
Straight-Line Rent Adjustments, Net	(6,109)	(10,269)	(7,491)
Pro Rata Share of Straight-Line Rent Adjustments, Net from Unconsolidated Entities	1,348	(4,250)	(6,470)
Recurring Capital Expenditures	(12,625)	(7,939)	(3,742)
Pro Rata Share of Recurring Capital Expenditures from Unconsolidated Entities	(1,539)	(3,288)	(1,789)
Adjusted Funds from Operations	$151,343	$139,470	$104,770
Amounts per Share (Basic and Diluted):
Net Income (Loss)	$0.08	$0.34	$(0.17)
Funds from Operations	$0.64	$0.59	$0.35
Core Funds from Operations	$0.69	$0.65	$0.48
Adjusted Funds from Operations	$0.64	$0.58	$0.42

Subsequent Events
On January 9, 2015, our Board of Trustees’ independent trustees, Messrs. Charles Black, Mark Brugger, James Francis, James Orphanides and Louis Salvatore, were awarded restricted share units ("RSUs") under the Company’s 2013 Equity Incentive Plan on the following terms: (i) (y) Mr. Black was awarded 20,000 RSUs, and (z) Messrs. Brugger, Francis, Orphanides and Salvatore each were awarded 5,000 RSUs; and (ii) each award is subject to a mandatory deferral program. Pursuant to the mandatory deferral program, each RSU entitles a holder to receive one common share upon the earlier of (i) the sixth month anniversary of the holder's separation of service from the Company, and (ii) a change in control of the Company. Each RSU also entitles a holder to receive an amount equal to the dividends paid on one common share.
On January 23, 2015, the Duke JV sold an office property located in Raleigh, North Carolina for approximately $20.6 million, of which our pro rata share was approximately $16.4 million.
On February 2, 2015, we paid off the notes payable secured by One Wayside Road in the amount of $23.8 million prior to their maturity dates of August 1, 2015.
On February 10, 2015, we acquired a 11.8 acre undeveloped parcel in Goodyear, Arizona for a price of $1.7 million.
On February 20, 2015, our Board of Trustees approved a monthly distribution of $0.0425 per common share for each of the months of April, May and June of 2015. The April dividend will be paid on May 8, 2015 to all shareholders of record on April 30, 2015, the May dividend will be paid on June 8, 2015 to all shareholders of record on May 29, 2015, and the June dividend will be paid on July 9, 2015 to all shareholders of record on June 30, 2015.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES AND ABOUT MARKET RISK
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.
We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we will borrow at fixed rates or variable rates and, in some cases, with the ability to convert variable rates to fixed rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on our outstanding hedging instruments. We applied various basis point spreads to the underlying interest rate curves of the derivative portfolio in order to determine the instruments’ change in fair value. The following tables summarize the results of the analysis performed for the years ended December 31, 2014 and 2013, respectively (amounts in thousands):

			Effects of Change in Interest Rates as of
Type of Instrument	Notional Amount	Maturity Date	December 31, 2014
			-100 Basis Points	-50 Basis Points	+50 Basis Points	+100 Basis Points

Qualifying Interest Rate Swap on Point West I Debt	$10,716	12/6/2016	(138)	(86)	99	199
Qualifying Interest Rate Swap on Wells Fargo Term Loan #2	$200,000	3/7/2018	(5,068)	(2,856)	3,007	5,961
Qualifying Interest Rate Swap on Atrium I Debt	$21,580	5/31/2018	(566)	(312)	333	659
Qualifying Interest Rate Swap on Wells Fargo Term Loan #3	$200,000	1/15/2019	(7,716)	(3,861)	3,759	7,445
Qualifying Interest Rate Swap on Easton III Debt	$6,280	1/31/2019	(227)	(114)	116	228
Qualifying Interest Rate Swap on TD Term Loan	$50,000	3/6/2020	(2,441)	(1,220)	1,178	2,322
Qualifying Interest Rate Swap on Capital One Term Loan	$120,000	1/31/2021	(6,892)	(3,405)	3,318	6,590

			Effects of Change in Interest Rates as of
Type of Instrument	Notional Amount	Maturity Date	December 31, 2013
			-100 Basis Points	-50 Basis Points	+50 Basis Points	+100 Basis Points

Qualifying Interest Rate Swap on Maskew Retail Park Debt(1)	$23,161	8/10/2014	(75)	(64)	64	128
Qualifying Interest Rate Swap on Point West I Debt	$11,041	12/6/2016	(195)	(133)	147	299
Qualifying Interest Rate Swap on Wells Fargo Term Loan #2	$200,000	3/7/2018	(8,212)	(4,175)	3,757	7,546
Qualifying Interest Rate Swap on Atrium I Debt	$22,516	5/31/2018	(849)	(446)	419	843
Qualifying Interest Rate Swap on Wells Fargo Term Loan #3	$200,000	1/15/2019	(9,712)	(4,935)	4,518	9,040
Qualifying Interest Rate Swap on Easton III Debt	$6,466	1/31/2019	(288)	(151)	139	280
Qualifying Interest Rate Swap on TD Term Loan	$50,000	3/6/2020	(2,883)	(1,446)	1,330	2,645
Qualifying Interest Rate Swap on Capital One Term Loan	$120,000	1/31/2021	(8,055)	(4,115)	3,610	7,264
__________

(1)	Based on three month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.
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
A 100 basis point increase in interest rates would decrease the fair market value of our notes payable and unsecured term loan facilities by $40.0 million at December 31, 2014.
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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014. The effectiveness of internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Controls Over Financial Reporting
No changes in internal control over financial reporting occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and the Stockholders of
Chambers Street Properties
Princeton, New Jersey
We have audited the internal control over financial reporting of Chambers Street Properties and subsidiaries (the "Company") as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 2, 2015

ITEM 9B.	OTHER INFORMATION
None.

PART III.

ITEM 10.	TRUSTEES, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2015 Annual Meeting of Shareholders, expected to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, on or about April 29, 2015 (the "2015 Proxy Statement"), and is incorporated herein by reference in accordance with General Instruction G(3) to Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 will be set forth in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS
The information required by Item 12 will be set forth in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND TRUSTEE INDEPENDENCE
The information required by Item 13 will be set forth in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 will be set forth in the 2015 Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	Financial Statements and Schedules
Reference is made to the "Index to Consolidated Financial Statements" of this report and the Consolidated Financial Statements included herein, beginning on page F-2.

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

10.1†	2013 Equity Incentive Plan (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35933) filed June 4, 2013 and incorporated herein by reference).
10.2†	Form of Liquidity Award Agreement (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35933) filed June 26, 2013 and incorporated herein by reference).
10.3†	Form of Share Award Agreement (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35933) filed June 26, 2013 and incorporated herein by reference).
10.4
Third Amended and Restated Agreement of Limited Partnership, by and among CB Richard Ellis Realty Trust and the limited partners named therein, dated April 27, 2012 (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File 000-53200) filed April 30, 2012 and incorporated herein by reference).

10.5
Amendment No. 1 to the Third Amended and Restated Agreement of Limited Partnership, by and among Chambers Street Properties and the limited partners named therein, entered into as of July 1, 2012 (Previously filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q (File 000-53200) filed August 14, 2012 and incorporated herein by reference).

10.6
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

10.8
Shareholders' Agreement by and among Goodman Europe Development Trust, RT Princeton CE Holdings, LLC and Goodman Princeton Holdings (LUX) S.À R.L., dated June 10, 2010 (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-53200) filed August 13, 2010 and incorporated herein by reference).

10.9
Shareholders' Agreement by and among Goodman Jersey Holdings Trust, RT Princeton UK Holdings, LLC and Goodman Princeton Holdings (Jersey) Limited, dated June 10, 2010 (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-53200) filed August 13, 2010 and incorporated herein by reference).

10.10
Duke/Hulfish, LLC Amended and Restated Limited Liability Company Agreement, by and between CBRE Operating Partnership, L.P. and Duke Realty Limited Partnership, dated December 17, 2010 (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File 000-53200) filed December 23, 2010 and incorporated herein by reference).

10.11
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

10.12
Loan Agreement, by and between 70 Hudson Street L.L.C., 70 Hudson Street Urban Renewal Associates, L.L.C. and Lehman Brothers Bank, FSB dated April 11, 2006 (Previously filed as Exhibit 10.37 to Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 (File No. 333-152653) filed on April 21, 2011 and incorporated herein by reference).

Exhibit No.

10.13
Loan Assumption and Modification Agreement, by and among RT 90 Hudson, LLC and 90 Hudson Street L.L.C. and Teachers Insurance and Annuity Association of America dated April 11, 2011 (Previously filed as Exhibit 10.38 to Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 (File No. 333-152653) filed on April 21, 2011 and incorporated herein by reference).

10.14
Omnibus Amendment to Loan Documents, by and between RT 90 Hudson, LLC and Teachers Insurance and Annuity Association of America dated July 14, 2011 (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File 000-53200) filed August 15, 2011 and incorporated herein by reference).

10.15
Amended and Restated Promissory Note, by and between RT 90 Hudson, LLC and Teachers Insurance and Annuity Association of America dated July 14, 2011 (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File 000-53200) filed August 15, 2011 and incorporated herein by reference).

10.16
Transition to Self-Management Agreement, by and among CB Richard Ellis Realty Trust, CBRE Operating Partnership, L.P., CBRE Global Investors, LLC and CBRE Advisors LLC, dated April 27, 2012 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File 000-53200) filed April 30, 2012 and incorporated herein by reference).

10.17†
Employment Agreement by and among Chambers Street Properties, CSP Operating Partnership, LP and Jack A. Cuneo (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File 000-53200) filed October 1, 2012 and incorporated herein by reference).

10.18†
Employment Agreement by and among Chambers Street Properties, CSP Operating Partnership, LP and Philip L. Kianka (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File 000-53200) filed October 1, 2012 and incorporated herein by reference).

10.19†
Employment Agreement by and among Chambers Street Properties, CSP Operating Partnership, LP and Martin A. Reid (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File 000-53200) filed October 1, 2012 and incorporated herein by reference).

10.20
First Amendment, dated March 1, 2013, to the Amended and Restated Limited Liability Company Agreement of Duke/Hulfish, LLC, by and between CSP Operating Partnership, LP and Duke Realty LImited Partnership (previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File 000-53200) filed March 7, 2013 and incorporated herein by reference).

10.21
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

10.22
Equity Distribution Agreement, dated November 6, 2013, by and among the Company, CSP Operating Partnership, LP and Wells Fargo Securities, LLC (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35933) filed November 7, 2013 and incorporated herein by reference).

10.23
Equity Distribution Agreement, dated November 6, 2013, by and among the Company, CSP Operating Partnership, LP and Citigroup Global Markets Inc. (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35933) filed November 7, 2013 and incorporated herein by reference).

10.24
Equity Distribution Agreement, dated November 6, 2013, by and among the Company, CSP Operating Partnership, LP and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35933) filed November 7, 2013 and incorporated herein by reference).

10.25
Equity Distribution Agreement, dated November 6, 2013, by and among the Company, CSP Operating Partnership, LP and RBC Capital Markets, LLC (Previously filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-35933) filed November 7, 2013 and incorporated herein by reference).

10.26†
First Amendment to Employment Agreement by and among Chambers Street Properties, CSP Operating Partnership, LP and Martin A. Reid (Previously filed as Exhibit 10.36 to the Annual Report on Form 10-K (File No. 001-359333) filed March 3, 2014 and incorporated herein by reference).

Exhibit No.

10.27†	Incentive Bonus Plan (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35933) filed July 31, 2014 and incorporated herein by reference).
10.28†	Form of Restricted Share Award Agreement (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35933) filed July 31, 2014 and incorporated herein by reference).
10.29†	Form of Restricted Share Unit Award Agreement (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35933) filed July 31, 2014 and incorporated herein by reference).
10.30†
Form of Amended and Restated Indemnification Agreement (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-35933) filed November 3, 2014 and incorporated herein by reference).

10.31†
Memorandum of Retirement, dated November 9, 2014, by and among Chambers Street Properties, CSP Operating Partnership, LP and Jack A. Cuneo (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No.  001-35933) filed November 10, 2014 and incorporated herein by reference).

10.32†
Form of Restricted Share Unit Award Agreement for Non-Employee Trustees (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35933) filed January 9, 2015 and incorporated herein by reference).

10.33†	Form of Restricted Share Unit Award Agreement for Employees, filed herewith.
10.34†	Form of Performance Vesting Restricted Share Unit Award Agreement, filed herewith.
12.1	Statement of Computation of Ratios, filed herewith.
21.1	List of Subsidiaries of Chambers Street Properties, filed herewith.
23.1	Consent of Deloitte & Touche LLP, filed herewith.
23.2	Consent of KPMG LLP, filed herewith.
24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101*
The following materials from Chambers Street Properties' Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders' Equity and Non-Controlling Interest and (v) the Notes to the Consolidated Financial Statements, filed herewith.

__________

†	Denotes a management contract or compensatory plan, contract or arrangement.

CHAMBERS STREET PROPERTIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and the Stockholders of
Chambers Street Properties
Princeton, New Jersey
We have audited the accompanying consolidated balance sheets of Chambers Street Properties and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Duke/Hulfish, LLC ("Duke"), the Company’s investment in which is accounted for by use of the equity method. The Company’s equity in the net assets of Duke was $239,376,000 and $292,548,000 as of December 31, 2014 and 2013, respectively, and its equity in the net income (loss) of Duke was $20,147,000, $3,914,000, and ($786,000) for the years ended December 31, 2014, 2013, and 2012, respectively. The financial statements of Duke were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Duke, is based solely on the report of the other auditors.
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
In our opinion, based on our audits and the report of the other auditors (as to the amounts included for Duke/Hulfish, LLC), such consolidated financial statements present fairly, in all material respects, the financial position of Chambers Street Properties and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and (as to the amounts included for Duke) the report of the other auditors, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for and disclosure of discontinued operations for the year ended December 31, 2014 due to the adoption of Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting based on our audit.
/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 2, 2015

CHAMBERS STREET PROPERTIES
Consolidated Balance Sheets
as of December 31, 2014 and 2013
(In Thousands, Except Share Data)

	December 31,
	2014	2013

ASSETS
Investments in Real Estate:
Land	$630,840	$639,382
Land Available for Expansion	23,368	24,631
Buildings and Improvements	1,674,955	1,606,209
	2,329,163	2,270,222
Less: Accumulated Depreciation and Amortization	(239,973)	(195,778)
Net Investments in Real Estate	2,089,190	2,074,444
Investments in Unconsolidated Entities	423,693	514,802
Cash and Cash Equivalents	40,139	83,007
Restricted Cash	14,718	15,236
Tenant and Other Receivables, Net	11,216	10,394
Deferred Rent	39,429	35,499
Deferred Leasing Costs and Intangible Assets, Net	220,490	248,872
Deferred Financing Costs, Net	9,321	11,585
Prepaid Expenses and Other Assets	21,612	16,757
Total Assets	$2,869,808	$3,010,596
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Secured Notes Payable, Net	$610,608	$681,200
Unsecured Term Loan Facilities	570,000	570,000
Unsecured Revolving Credit Facility	200,044	170,044
Accounts Payable, Accrued Expenses and Other Liabilities	76,421	50,053
Intangible Liabilities, Net	26,248	28,070
Prepaid Rent and Security Deposits	15,569	16,648
Distributions Payable	9,951	9,931
Total Liabilities	1,508,841	1,525,946
COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS' EQUITY
Common Shares of Beneficial Interest, $0.01 par value, 990,000,000 shares authorized; 236,920,675 and 236,463,981 issued and outstanding as of December 31, 2014 and 2013, respectively	2,364	2,359
Additional Paid-in-Capital	2,071,526	2,067,008
Accumulated Deficit	(689,654)	(589,313)
Accumulated Other Comprehensive (Loss) Income	(23,269)	4,596
Total Shareholders' Equity	1,360,967	1,484,650
Total Liabilities and Shareholders' Equity	$2,869,808	$3,010,596

See accompanying notes to consolidated financial statements.

CHAMBERS STREET PROPERTIES
Consolidated Statements of Operations
For the Years Ended December 31, 2014, 2013 and 2012
(In Thousands, Except Share and per Share Data)

	Year Ended December 31,
	2014	2013	2012
REVENUES
Rental	$210,180	$196,706	$145,432
Tenant Reimbursements	59,730	53,306	33,411
Other Property Income	1,780	—	—
Total Revenues	271,690	250,012	178,843
EXPENSES
Property Operating	36,757	31,221	21,464
Real Estate Taxes	39,567	37,971	22,636
General and Administrative	31,333	23,138	14,660
Investment Management Fee	—	489	29,695
Acquisition-Related	2,272	2,690	7,752
Depreciation and Amortization	109,292	102,793	72,383
Impairment of Real Estate	27,563	—	—
Transition and Listing	—	12,681	8,249
Total Expenses	246,784	210,983	176,839
OTHER EXPENSES AND INCOME
Interest and Other Income	652	1,321	2,235
Interest Expense	(55,311)	(47,295)	(33,845)
Interest Expense and Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	71	614	(118)
Gain on Sale of Real Estate	21,164	—	—
Loss on Early Extinguishment of Debt	(477)	(1,051)	(17,284)
Gain on Conversion of Equity Interest to Controlling Interest	—	75,763	—
Total Other (Expenses) Income	(33,901)	29,352	(49,012)
(Loss) Income Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	(8,995)	68,381	(47,008)
Provision For Income Taxes	(780)	(287)	(266)
Equity in Income of Unconsolidated Entities	28,823	12,111	3,959
INCOME (LOSS) FROM CONTINUING OPERATIONS	19,048	80,205	(43,315)
DISCONTINUED OPERATIONS
Income from Discontinued Operations	—	382	720
Gain (Loss) on Sale of Real Estate	—	2,759	(413)
TOTAL INCOME FROM DISCONTINUED OPERATIONS	—	3,141	307
NET INCOME (LOSS)	19,048	83,346	(43,008)
Net (Income) Loss Attributable to Non-Controlling Operating Partnership Units	—	(82)	32
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$19,048	$83,264	$(42,976)
Basic and Diluted Net Income (Loss) Per Share from Continuing Operations Attributable to Common Shareholders	$0.08	$0.33	$(0.17)
Basic and Diluted Net Income (Loss) Per Share Attributable to Common Shareholders	$0.08	$0.34	$(0.17)
Weighted Average Common Shares Outstanding-Basic and Diluted	236,866,656	242,379,680	248,154,277
See accompanying notes to consolidated financial statements.

CHAMBERS STREET PROPERTIES
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2014, 2013 and 2012
(In Thousands)

	Year Ended December 31,
	2014	2013	2012
NET INCOME (LOSS)	$19,048	$83,346	$(43,008)
Foreign Currency Translation (Loss) Gain	(19,183)	7,834	4,415
Swap Fair Value Adjustments	(8,682)	5,349	10,662
COMPREHENSIVE (LOSS) INCOME	(8,817)	96,529	(27,931)
Comprehensive (Income) Loss Attributable to Non-Controlling Operating Partnership Units	—	(85)	17
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(8,817)	$96,444	$(27,914)

See accompanying notes to consolidated financial statements.

CHAMBERS STREET PROPERTIES
Condensed Consolidated Statements of Cash Flows
For the Years Ended December 31, 2014, 2013 and 2012
(In Thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$19,048	$83,346	$(43,008)
Adjustments to Reconcile Net Income (Loss) to Net Cash Flows Provided by Operating Activities:
Equity in Income of Unconsolidated Entities	(28,823)	(12,111)	(3,959)
Distributions from Unconsolidated Entities	46,953	40,710	40,005
Gain on Interest Rate Swaps	(71)	(1,772)	(564)
Loss on Early Extinguishment of Debt	477	1,147	2,961
Gain on Sale of Real Estate	(21,164)	—	—
(Gain) Loss on Sale of Real Estate from Discontinued Operations	—	(2,759)	413
Gain on Conversion of Equity Investment to Controlling Interest	—	(75,763)	—
Depreciation and Amortization	109,292	103,400	73,653
Impairment of Real Estate	27,563	—	—
Amortization of Non-Cash Interest Expense	(1,112)	(367)	862
Amortization of Above and Below Market Leases	5,292	6,402	2,485
Share-Based Compensation	5,270	5,713	445
Straight-Line Rent Adjustment	(6,109)	(10,269)	(7,491)
Changes in Operating Assets and Liabilities:
Tenant and Other Receivables	(833)	(3,737)	(1,639)
Prepaid Expenses and Other Assets	(183)	(5,935)	(3,080)
Accounts Payable, Accrued Expenses and Other Liabilities	6,173	4,657	32,481
Net Cash Flows Provided By Operating Activities	161,773	132,662	93,564
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Real Property	(179,201)	(115,377)	(266,491)
Proceeds from Sales of Real Estate	122,772	30,541	2,885
Investments in Unconsolidated Entities	(7,625)	(210,745)	(45,568)
Distributions from Unconsolidated Entities	58,262	50,908	32,468
Acquisition Deposit	—	(2,750)	—
Restricted Cash	833	(2,664)	(2,431)
Lease Commissions	(7,226)	(993)	(1,834)
Improvements to Variable Interest Entity	—	(11,254)	(55,998)
Improvements to Investments in Real Estate	(12,377)	(9,332)	(2,743)
Net Cash Flows Used in Investing Activities	(24,562)	(271,666)	(339,712)

CHAMBERS STREET PROPERTIES
Consolidated Statements of Cash Flows (continued)
For the Years Ended December 31, 2014, 2013 and 2012
(In Thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from Common Shares—Public Offering	—	—	150,814
Redemption of Common Shares	—	(47,429)	(52,912)
Repurchase and Cancellation of Common Shares	—	(125,000)	—
Repurchase and Cancellation of Vested Shares	(747)	(1,585)	—
Payment of Distributions	(119,369)	(126,021)	(78,830)
Distribution to Non-Controlling Interest Operating—Partnership Units	—	(111)	(148)
Redemption of Class A - Operating Partnership Units	—	(2,279)	—
(Acquisition of)/Contribution from Non-Controlling Interest—Variable Interest Entity	—	(3,474)	140
Borrowings on Unsecured Revolving Credit Facility	120,000	454,087	265,000
Principal Payments on Unsecured Revolving Credit Facility	(90,000)	(549,043)	(25,000)
Proceeds from Secured Notes Payable	—	6,388	—
Proceeds from Unsecured Term Loan Facilities	—	570,000	—
Principal Payments on Secured Notes Payable	(88,618)	(53,823)	(137,272)
Payment of Financing Costs	(553)	(7,015)	(6,420)
Net Cash Flows (Used in) Provided by Financing Activities	(179,287)	114,695	115,372
EFFECT OF FOREIGN CURRENCY TRANSLATION	(792)	(39)	(146)
Net Decrease in Cash and Cash Equivalents	(42,868)	(24,348)	(130,922)
Cash and Cash Equivalents, Beginning of Year	83,007	107,355	238,277
Cash and Cash Equivalents, End of Year	$40,139	$83,007	$107,355
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for Interest	$56,604	$46,085	$33,056
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distributions Declared and Payable	$9,951	$9,931	$37,418
Accounts Payable and Accrued Expenses—Construction In Progress	$3,289	$727	$3,264
JV Contribution/Distribution—Expansion	$—	$19	$697
Notes Payable Assumed on Acquisitions of Real Estate	$21,281	$216,011	$—
Lease Inducement	$10,822	$—	$—
Proceeds from Dividend Reinvestment Program	$—	$33,580	$65,421
Conversion of Duke JV Equity Investment to Controlling Interest	$—	$139,558	$—
See accompanying notes to consolidated financial statements.

CHAMBERS STREET PROPERTIES
Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 2014, 2013 and 2012
(In Thousands, Except Share Data)

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2012	230,955,633	$2,309	$2,038,566	$(348,602)	$(23,664)	$1,668,609
Net Loss Attributable to Common Shareholders	—	—	—	(42,976)	—	(42,976)
Other Comprehensive Income	—	—	—	—	15,077	15,077
Net Contributions From Public Offering of Common Shares, $0.01 Par Value	24,057,013	241	236,438	—	—	236,679
Share-Based Compensation	300,000	—	245	—	—	245
Costs Associated with Public Offering	—	—	(18,337)	—	—	(18,337)
Redemption of Common Shares	(5,648,490)	(56)	(52,856)	—	—	(52,912)
Adjustment to Record Non-Controlling Interest at Redemption Value	—	—	(168)	—	—	(168)
Distributions ($0.600 per share)	—	—	—	(148,884)	—	(148,884)
Balance at December 31, 2012	249,664,156	2,494	2,203,888	(540,462)	(8,587)	1,657,333
Net Income Attributable to Common Shareholders	—	—	—	83,264	—	83,264
Other Comprehensive Income	—	—	—	—	13,183	13,183
Net Contributions From Public Offering of Common Shares, $0.01 Par Value	3,534,649	36	33,544	—	—	33,580
Share-Based Compensation	816,425	5	5,908	—	—	5,913
Repurchase and Cancellation of Vested Shares	(178,078)	(2)	(1,583)	—	—	(1,585)
Redemption of Common Shares	(4,996,934)	(50)	(47,379)	—	—	(47,429)
Adjustment to Record Non-Controlling Interest at Redemption Value	—	—	154	—	—	154
Acquisition of Non-Controlling Interest - VIE	—	—	(2,648)	—	—	(2,648)
Repurchase and Cancellation of Common Shares	(12,376,237)	(124)	(124,876)	—	—	(125,000)
Distributions ($0.551 per share)	—	—	—	(132,115)	—	(132,115)
Balance at December 31, 2013	236,463,981	2,359	2,067,008	(589,313)	4,596	1,484,650
Net Income Attributable to Common Shareholders	—	—	—	19,048	—	19,048
Other Comprehensive Loss	—	—	—	—	(27,865)	(27,865)
Share-Based Compensation	552,007	6	5,264	—	—	5,270
Repurchase and Cancellation of Vested Shares	(95,313)	(1)	(746)	—	—	(747)
Distributions ($0.504 per share)	—	—	—	(119,389)	—	(119,389)
Balance at December 31, 2014	236,920,675	$2,364	$2,071,526	$(689,654)	$(23,269)	$1,360,967
See accompanying notes to consolidated financial statements.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013 and 2012
Unless the context otherwise requires or indicates, references to "we," "the Company" "our," and "us" refer to the activities of and the assets and liabilities of the business and operations of Chambers Street Properties and its subsidiaries.
1. Organization and Nature of Business
Chambers Street Properties (NYSE: CSG) is a self-administered real estate investment trust (a "REIT") that focuses on acquiring, owning and managing net leased industrial and office properties leased to creditworthy tenants. We were formed under the laws of the state of Maryland on March 30, 2004, and have elected to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986 (the "Internal Revenue Code") beginning with the taxable period ended December 31, 2004.
We operate in an umbrella partnership REIT structure in which our operating partnership, CSP Operating Partnership, LP ("CSP OP"), indirectly owns all of our consolidated properties and all of our interests in our unconsolidated properties. CSP OP was formed in Delaware on March 30, 2004, and we are the 100% owner and sole general partner. For each interest in our common shares of beneficial interest $0.01 par value (the "common shares"), that we issue, an equal interest in the limited partnership units of CSP OP is issued to us in exchange for the cash proceeds from the issuance of the interest in our common shares. As of December 31, 2014, we owned 100% of the limited partnership units of CSP OP directly or indirectly through a wholly-owned taxable REIT subsidiary.
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
On May 21, 2013, we listed our common shares on the New York Stock Exchange (the "NYSE") under the symbol "CSG" (the "Listing") and concurrently commenced a modified "Dutch Auction" tender offer to purchase up to $125.0 million in value of the common shares (the "Tender Offer") from our shareholders. As a result of the Tender Offer, on June 26, 2013, we accepted for purchase 12,376,237 common shares at a purchase price of $10.10 per share, for an aggregate cost of approximately $125.0 million, excluding fees and expenses relating to the Tender Offer. As of December 31, 2014, we had 236,920,675 common shares issued and outstanding.
As of December 31, 2014, we owned, on a consolidated basis, 102 industrial (primarily warehouse/distribution) and office properties located in 18 U.S. states (Arizona, California, Colorado, Florida, Illinois, Indiana, Kansas, Kentucky, Maryland, Massachusetts, Minnesota, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Texas and Virginia) and in the United Kingdom, encompassing approximately 25.3 million net rentable square feet. Our consolidated properties were approximately 97.5% leased (based upon rentable square feet) (unaudited) as of December 31, 2014. As of December 31, 2014, 77 of our consolidated properties were net leased to single tenants, which encompassed approximately 20.6 million rentable square feet (unaudited).
We had ownership interests in four unconsolidated entities that, as of December 31, 2014, owned interests in 29 properties. Excluding those properties owned through our investment in CB Richard Ellis Strategic Partners Asia II-A, L.P. ("CBRE Strategic Partners Asia"), we owned, on an unconsolidated basis, 26 industrial (primarily warehouse/distribution) and office properties located in eight U.S. states (Arizona, Florida, Illinois, Indiana, North Carolina, Ohio, Tennessee and Texas) and three countries in Europe (France, Germany and the United Kingdom), encompassing approximately 12.4 million rentable square feet (unaudited). Our unconsolidated properties were approximately 99.9% leased (based upon rentable square feet) (unaudited) as of December 31, 2014. As of December 31, 2014, 20 of our unconsolidated properties were net leased to single tenants, which encompassed approximately 11.5 million rentable square feet (unaudited).

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2014, 2013 and 2012

2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") and reflect the accounts of the Company, CSP OP and its consolidated subsidiaries. The Company consolidates its wholly-owned properties and joint ventures it controls through either 1) voting rights or similar rights or 2) by means other than voting rights if the Company is deemed to be the primary beneficiary of a variable interest entity ("VIE"). All intercompany accounts and transactions are eliminated in consolidation.
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
Our determination of the appropriate accounting method with respect to our investment in CBRE Strategic Partners Asia, which is not considered a VIE, is partially based on CBRE Strategic Partners Asia's sufficiency of equity investment at risk which was triggered by a substantial paydown during 2009 of its subscription line of credit, which is backed by investor capital commitments to fund its operations. We account for this investment under the equity method of accounting.
CBRE Strategic Partners Asia is a limited partnership that qualifies for specialized industry accounting for investment companies. Specialized industry accounting allows investment companies to carry their investments at fair value, with changes in the fair value of the investments recorded in the statement of operations. On the basis of the guidance in ASC 970-323, the Company accounts for its investment in CBRE Strategic Partners Asia under the equity method. As a result, and in accordance with ASC 810-10-25-15, the specialized accounting treatment, principally the fair value basis applied by CBRE Strategic Partners Asia under the investment company guide, is retained in the recognition

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2014, 2013 and 2012

of equity method earnings in the statement of operations of the Company. See Note 12 "Fair Value of Financial Instruments and Investments" for further discussion of the application of the fair value accounting to our investment in CBRE Strategic Partners Asia.
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
Segment Information
We currently operate our consolidated properties in two geographic areas, the United States and the United Kingdom. We view our consolidated property operations as two reportable segments, Industrial Properties and Office Properties, which participate in the acquisition, development, ownership, and operation of high quality real estate in their respective segments.
Cash Equivalents
We consider short-term investments with maturities of three months or less when purchased to be cash equivalents. As of December 31, 2014 and 2013, cash equivalents consisted primarily of investments in money market funds.
Restricted Cash
Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of December 31, 2014 and 2013, our restricted cash balance was $14.7 million and $15.2 million, respectively, which represented amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by our agreements with our lenders.
Discontinued Operations and Real Estate Held for Sale
A discontinued operation arises upon the disposal of a component of an entity (or upon the classification of a component as held for sale), provided that (1) the operations and cash flows of the component have been or will be eliminated from the entity's ongoing operations and (2) the entity will have no significant continuing involvement in the component after disposition. In a period in which a component has been disposed of or is classified as held for sale, the statements of operations for current and prior periods report the results of operations of the component as discontinued operations. In the first quarter of 2014, we adopted ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which requires only disposals representing a strategic shift in operations (i.e., a disposal of a major geographic area, a major line of business, or a major equity method investment) to be presented as discontinued operations.
At such time as a property is deemed held for sale, such property is carried at the lower of: (1) its carrying amount or (2) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We classify operating properties as property held for sale in the period in which all of the following criteria are met:

•	management, having the authority to approve the action, commits to a plan to sell the component;

•	the component is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such components;

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2014, 2013 and 2012

•	an active program to locate a buyer and other actions required to complete the plan to sell the component has been initiated;

•	the sale of the component is probable and the transfer of the component is expected to qualify for recognition as a completed sale within one year;

•	the component is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

•	given the actions required to complete the plan to sell the component, it is unlikely that significant changes to the plan would be made or that the plan would be withdrawn.
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

Asset Description	Depreciable Lives
Buildings and Improvements	39 years
Site Improvements	15 - 25 years
Tenant Improvements	Shorter of the useful lives or the terms of the related leases
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
We evaluate our investments in unconsolidated entities for indicators of impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in value of the Company's investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment's carrying amount over its estimated

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2014, 2013 and 2012

fair value, which may be below the balance of any non-recourse mortgage financing. If a property level impairment is recorded by an unconsolidated entity related to its assets, the Company's proportionate share is reflected in the equity in loss from unconsolidated entities with a corresponding decrease to its investment in unconsolidated entities. In the event the property were to be under development, the estimate of future cash flows includes all future expenditures necessary to develop the property. If the carrying amount exceeds the aggregate future cash flows, we would recognize an impairment loss to the extent the carrying amount exceeds the fair market value of the property
Additionally, the Company considers various qualitative factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include age of the venture, intent and ability for the Company to recover its investment in the entity, financial condition and long-term prospects of the entity and its underlying real estate assets, short-term liquidity needs of the unconsolidated entity, trends in the economic environments or leasing markets where its real estate assets are located, overall projected returns on investment, and any defaults under contracts with third parties (including bank debt). If the Company believes that the decline in the fair value of the investment is temporary, then no impairment is recorded.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Prepaid Insurance and Real Estate Taxes	$3,022	$2,699
Tenant Lease Inducement, Net	13,927	3,274
Acquisition Deposit	—	2,750
Derivative Asset	1,733	5,211
Other	2,930	2,823
Total	$21,612	$16,757
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
For the Years Ended December 31, 2014, 2013 and 2012

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
Revenue Recognition and Valuation of Receivables
All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $20.3 million and $14.5 million as security for such leases at December 31, 2014 and 2013, respectively.
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
In addition, rental revenue is impacted by management’s evaluation of whether we or the tenant is the owner of tenant improvements. The determination of whether we are or the tenant is the owner of the tenant improvements for accounting purposes is subject to significant judgment. When we conclude that we are not the owner and the tenant is the owner of tenant improvements for accounting purposes, we record our contribution towards those improvements as a lease incentive, which is amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease, and rental revenue recognition begins when the tenant takes possession of or controls the space.
Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management's determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $62,000 and $24,000 as of December 31, 2014 and 2013, respectively. During the years ended December 31, 2013 and 2012, we wrote off approximately $0.2 million and $0.4 million, respectively, of uncollectible receivables. We did not write off any uncollectible receivables in 2014.
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

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2014, 2013 and 2012

The carrying value of our United Kingdom assets and liabilities fluctuate due to changes in the exchange rate between the USD and the GBP. The exchange rate of the USD to the GBP was $1.5576 and $1.6573 at December 31, 2014 and 2013, respectively. The profit and loss average exchange rate of the USD to the GBP was approximately $1.6533, $1.5628 and $1.5865 for the years ended December 31, 2014, 2013 and 2012, respectively.
The carrying value of our assets and liabilities held within our European JV fluctuate due to changes in the exchange rate between the USD and the EUR. The exchange rate of the USD to the EUR was $1.2099 and $1.3753 at December 31, 2014 and 2013. The profit and loss average exchange rate of the USD to the EUR was approximately $1.3326, $1.3248 and $1.2877 for the years ended December 31, 2014, 2013 and 2012, respectively.
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
We incurred certain costs in connection with the Listing and our Tender Offer in 2013. These Listing expenses consisted of legal, investment banking, share-based compensation, consulting and other third-party service provider costs incurred by us in order to complete the Listing and Tender Offer. Listing costs totaling $12.0 million were incurred during the year ended December 31, 2013. Of the Listing expenses incurred through December 31, 2013, $3.8 million was attributable to share-based compensation.
Income Taxes
We elected to be taxed as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we generally distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain). It is our current intention to adhere to these requirements and maintain our REIT qualification. As a REIT, we generally will not be subject to corporate level U.S. federal income tax on net income we distribute currently to our shareholders. If we fail to qualify as a REIT in any taxable year, then we will be subject to U.S. federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. We believe that we have met all of the REIT organizational and operational requirements for the years ended December 31, 2014, 2013 and 2012, and we were not subject to any U.S. federal income taxes, other than U.S. federal income taxes on income generated by our Taxable REIT Subsidiary. As such, we have not provided for income taxes other than as addressed below.
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
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
No deferred tax assets or liabilities were recorded as of December 31, 2014, other than as mentioned below related to the United Kingdom net operating losses. In addition, we believe that any current or deferred tax liability associated with our Taxable REIT Subsidiary would be de minimis.
We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position, and (2) for those tax positions

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2014, 2013 and 2012

that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
We did not have any uncertain tax positions which would require us to record any unrecognized tax benefits or additional tax liabilities as of December 31, 2014.
Even if we qualify for taxation as a REIT, we may be subject to certain state, foreign, and local taxes on our income and property and to U.S. federal income and excise taxes on our undistributed taxable income, if any.
Included as a component of our tax provision, we have incurred income and other taxes (franchise, local and state government and international) related to our continuing operations in the amount of $0.8 million, $0.3 million and $0.3 million during the years ended December 31, 2014, 2013 and 2012, respectively.
The United Kingdom taxes real property operating results at a statutory rate of 20%. The properties which we hold in the United Kingdom have operated at a taxable loss to date and have generated a deferred tax asset of approximately $0.6 million consisting of these net operating loss carryforwards. We have provided for a full valuation allowance of $0.6 million as of December 31, 2014 on deferred tax assets because it is not likely that future operating profits in the United Kingdom would be sufficient to absorb the net operating losses.
The tax years from 2010 through 2014 remain open to examination by the taxing jurisdictions to which the Company is subject.
Deferred Financing Costs and Note Premiums/Discounts
Direct costs incurred in connection with obtaining financing are amortized over the respective term of the loan on a straight-line basis, which approximates the effective interest method.
Discounts/premiums on notes payable are amortized to interest expense based on the effective interest method.
Fair Value of Financial Instruments and Investments
We generally determine or calculate the fair value of financial instruments using appropriate present value or other valuation techniques, such as discounted cash flow analyses, incorporating available market discount rate information for similar types of instruments and our estimates for non-performance and liquidity risk. These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow. The Investment Manager of CBRE Strategic Partners Asia applies valuation techniques for our investment carried at fair value based upon the application of the income approach, the direct market comparison approach, the replacement cost approach or third party appraisals to the underlying assets held in the unconsolidated entity in determining the net asset value attributable to our ownership interest therein. As of December 31, 2014, the financial assets and liabilities recorded at fair value in our consolidated financial statements are our derivative instruments and our investment in CBRE Strategic Partners Asia.
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
The carrying amounts of our cash and cash equivalents, restricted cash, tenant and other receivable and accounts payable approximate fair value due to their short-term maturities.
Share-based Compensation
For share-based awards for which there is no pre-established performance period, we recognize compensation costs over the service vesting period, which represents the requisite service period, on a straight-line basis.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2014, 2013 and 2012

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

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2014, 2013 and 2012

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. ASU 2013-05 specifies that a cumulative translation adjustment (CTA) is attached to a parent company’s investment in a foreign entity and should be released in a manner consistent with derecognition guidance on investments in entities. Therefore, the entire amount of the CTA associated with a foreign entity would be released upon 1) sale of a subsidiary or group of net assets within a foreign entity, which represents the substantially complete liquidation of the investment in the entity, 2) loss of a controlling financial interest in an investment in a foreign entity, or 3) step acquisition of a foreign entity. ASU 2013-05 does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. ASU 2013-05 is effective for interim periods and fiscal years beginning on or after December 15, 2013, with early adoption permitted. We have applied the guidance prospectively to any derecognition events that occurred after the effective date and do not expect the adoption of ASU 2013-05 to have a material impact on our consolidated results of operations or financial position.
3. Investment in Real Estate Activity
Wholly-Owned Property Acquisitions
During the year ended December 31, 2014, we acquired seven industrial properties. The acquisitions were funded with proceeds from our unsecured revolving credit facility and proceeds from the sale of properties.

Property	Market		Date of Acquisition	Purchase Price ('000s)	Net Rentable Square Feet (unaudited)	% Leased at 12/31/14
							Property Type
445 Airtech Parkway(1)	Indianapolis	IN	1/2/2014	$30,200	622,440	100%	Industrial
1 Rocket Road(2)	Los Angeles - South Bay	CA	7/31/2014	46,650	514,753	100%	Industrial
1659 Sauget Business Blvd	St. Louis	MO	10/24/2014	21,100	502,500	100%	Industrial
325 Center Point Blvd	Northeast	PA	11/18/2014	45,750	744,080	100%	Industrial
550 Oak Ridge Drive	Northeast	PA	11/18/2014	40,700	615,600	100%	Industrial
125 Capital Road	Northeast	PA	11/18/2014	8,700	144,000	100%	Industrial
14-46 Alberigi Drive	Northeast	PA	11/18/2014	10,500	140,800	100%	Industrial
Total 2014 Wholly-Owned Property Acquisitions				$203,600	3,284,173
________

(1)	The purchase price includes a $2.8 million deposit paid during the fourth quarter of 2013.

(2)
In connection with this acquisition, we assumed secured debt with an outstanding principal balance of $18.7 million that was recorded at fair value on the acquisition date, resulting in a premium of approximately $2.6 million.

During the year ended December 31, 2013, we acquired two office/industrial properties. The acquisitions were funded with proceeds from our unsecured revolving credit facility.

Property	Market		Date of Acquisition	Purchase Price ('000s)	Net Rentable Square Feet (unaudited)	% Leased at 12/31/14
							Property Type
Carpenter Corporate Center I and II	Dallas	TX	7/31/2013	$49,509	226,822	100%	Office
1200 Woods Chapel Road	Spartanburg	SC	8/8/2013	10,750	156,800	100%	Industrial
Total 2013 Wholly-Owned Property Acquisitions				$60,259	383,622

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2014, 2013 and 2012

The following table summarizes the allocation of the fair value of amounts recognized for each major class of assets and liabilities for properties acquired during the year ended December 31, 2014 (in thousands):

	2014 Acquisitions
	445 Airtech Parkway (1)	1 Rocket Road (2)	1659 Sauget Business Blvd (2)	325 Centerpoint Blvd (2)	550 Oak Ridge Drive (2)	125 Capital Road (2)	14-46 Alberigi Drive (2)	Total
Assets
Land	$5,666	$15,887	$1,515	$5,856	$8,134	$1,759	$2,444	$41,261
Land Available for Expansion	1,070	—	—	—	—	—	—	1,070
Building and Improvements	19,443	30,774	17,524	35,009	28,859	6,098	6,892	144,599
Acquired In-Place Leases(3)	2,596	4,541	1,311	2,764	2,905	693	888	15,698
Acquired Above-Market Leases(4)	—	—	338	170	47	—	211	766
Deferred Leasing Costs(5)	—	947	467	1,951	755	150	297	4,567
Other Intangible Assets(6)	1,425	—	—	—	—	—	16	1,441
Prepaid Expenses and Other Assets	—	180	—	—	330	—	—	510
Total Assets Acquired	30,200	52,329	21,155	45,750	41,030	8,700	10,748	209,912
Liabilities
Acquired Below-Market Leases(7)	—	2,894	55	—	—	—	248	3,197
Secured Notes Payable, Net	—	21,281	—	—	—	—	—	21,281
Other Liabilities Assumed	216	260	164	—	2,843	—	—	3,483
Total Assumed Liabilities	216	24,435	219	—	2,843	—	248	27,961
Net Assets Acquired	$29,984	$27,894	$20,936	$45,750	$38,187	$8,700	$10,500	$181,951
__________

(1)	Represents final allocation of the fair value of amounts recognized for each major class of assets and liabilities.

(2)	Represents preliminary allocation of the fair value of amounts recognized for each major class of assets and liabilities.

(3)	Represents acquired in-place leases with a weighted average amortization period of 6.17 years.

(4)	Represents acquired below-market leases with a weighted average amortization period of 4.63 years.

(5)	Represents deferred leasing costs with weighted average amortization period of 4.65 years.

(6)	Represents other intangible assets with a weighted average amortization period of 9.92 years.

(7)	Represents acquired below-market leases with a weighted average amortization period of 8.21 years.
The following table summarizes the combined results from operations for the 2014 acquisitions from their respective dates of acquisition through December 31, 2014 (in thousands):

Revenues	$5,709
Net Income	$99

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2014, 2013 and 2012

The following table summarizes the final allocation of the fair value of amounts recognized for each major class of assets and liabilities for properties acquired during the year ended December 31, 2013 (in thousands):

	2013 Acquisitions
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
For the Years Ended December 31, 2014, 2013 and 2012

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
Pro Forma Information (unaudited)
The following unaudited pro forma results assumes that the acquisitions of 445 Airtech Parkway, 1 Rocket Road, 1659 Sauget Business Blvd, 325 Center Point Blvd, 550 Oak Ridge Drive, 125 Capital Road and 14-46 Alberigi Drive ("2014 Acquisitions"), were completed as of January 1, 2013. Non-recurring acquisition costs totaling $2.3 million are excluded from the 2014 pro forma results and are included in the year ended December 31, 2013 as an operating expense. These pro forma results do not purport to be indicative of what operating results would have been had the acquisitions actually occurred on January 1, 2013 and may not be indicative of future operating results (in thousands, except share data):

	Year Ended December 31,
	2014	2013
Revenues	$284,494	$268,591
Net Operating Income	205,651	195,907
Net Income	24,637	86,291
Basic and Diluted Net Income per Share	$0.10	$0.35
Weighted Average Common Shares Outstanding - Basic and Diluted	236,866,656	242,379,680

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2014, 2013 and 2012

The following unaudited pro forma results assumes that the 2014 Acquisitions were completed as of January 1, 2013 and that the acquisitions of Carpenter Corporate Center I & II and 1200 Woods Chapel Road and the remaining 20% equity interest in the Duke Portfolio ("2013 Acquisitions") were completed as of January 1, 2012. Non-recurring acquisition costs totaling $2.3 million are included in the year ended December 31, 2013 as an operating expense. Non-recurring acquisition costs totaling $2.7 million are excluded from the 2013 pro forma results and are included in the year ended December 31, 2012 as an operating expense. These unaudited pro forma results do not purport to be indicative of what operating results would have been had the acquisitions actually occurred on January 1, 2013 and 2012 and may not be indicative of future operating results (in thousands, except share data):

	Year Ended December 31,
	2013	2012
Revenues	$284,242	$246,276
Net Operating Income	207,585	178,704
Net Income	19,621	30,970
Basic and Diluted Net Income per Share	$0.08	$0.12
Weighted Average Common Shares Outstanding - Basic and Diluted	242,379,680	248,154,277

Property Dispositions
The following table summarizes properties sold during the years ended December 31, 2014, 2013 and 2012 ($ in thousands):

Property	Market		Date of Disposition	Net Rentable Square Feet	Gross Sales Price	Property Type

2014 Dispositions
Maskew Retail Park	Peterborough	UK	7/23/2014	144,400	$62,978	Retail
12650 Ingenuity Drive	Orlando	FL	11/18/2014	124,500	26,500	Office
Thames Valley Five	Reading	UK	11/24/2014	40,468	18,781	Office
Deerfield Commons	Atlanta	GA	12/16/2014	121,969	19,400	Office
Total 2014 Property Dispositions				431,337	$127,659
2013 Dispositions
Albion Mills Retail Park	Wakefield	UK	11/29/2013	55,294	$17,253	Retail
Summit Distribution Center	Salt Lake City	UT	12/20/2013	275,080	13,800	Industrial
Total 2013 Property Dispositions				330,374	$31,053
2012 Dispositions
Cherokee Corporate Park (1)	Spartanburg	SC	7/9/2012	60,000	$3,125	Industrial
__________

(1)	The Company recognized a loss from discontinued operatixons of $0.4 million in 2012 associated with a write-down of the property to its net sales value.

In connection with the Maskew Retail Park and Thames Valley Five dispositions, we had a gain of $13.2 million and $0.9 million, respectively, after closing and other transaction related costs. In addition, the 12650 Ingenuity Drive disposition resulted in a gain of $5.1 million and the Deerfield Commons disposition resulted in a gain of $5.6 million, after closing and other transaction related costs. In accordance with ASU 2013-05, we also recognized a CTA loss of $3.6 million related to the deregistration of Albion Mills Retail Park, which we disposed during 2013.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2014, 2013 and 2012

Discontinued Operations
Based on the early adoption of the new discontinued operations guidance ASU No. 2014-08, the sales of all properties during the year ended December 31, 2014 did not represent a strategic shift that has a major effect on the Company's operations and financial results. Accordingly, these properties remain classified within continuing operations for all periods presented. Prior to January 1, 2014, properties identified as held for sale and/or disposed of are presented in discontinued operations for all periods presented. The following table summarizes the income and expense components for 2013 and 2012 dispositions that comprise discontinued operations for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2013	2012
Revenues:
Rental	$1,755	$2,311
Tenant Reimbursements	275	372
Total Revenues	2,030	2,683
Expenses:
Property Operating	248	338
Real Estate Taxes	197	133
Depreciation and Amortization	607	1,270
Total Expenses	1,052	1,741
Interest and Other (Expense) Income	(80)	283
Interest Expense	(420)	(505)
Loss on Early Extinguishment of Debt	(96)	—
Total Other Expenses	(596)	(222)
Income from Discontinued Operations	382	720
Gain (Loss) from Sale of Real Estate	2,759	(413)
Total Income from Discontinued Operations	$3,141	$307
Impairment of Real Estate
The Company assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. The impairment charges for assets not held for sale are calculated as the difference between the carrying value of the properties and the estimated fair value. During the year ended December 31, 2014, we recognized an impairment charge of $27.6 million in continuing operations related to our 70 Hudson Street property. The impairment charge resulted from a determination that the projected cash flows based upon the estimated holding period of the property was below the carrying amount of the property. Accordingly, we reduced the carrying value of this property to the property’s current estimated fair value of approximately $94.0 million. The property is encumbered by a $114.1 million non-recourse mortgage loan. No impairments of long-lived assets were recognized during the years ended December 31, 2013 and 2012.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2014, 2013 and 2012

4. Investments in Unconsolidated Entities
As of December 31, 2014 and 2013, we owned the following number of properties through unconsolidated entities:

		Number of Properties
		December 31,
	Ownership %	2014	2013
Duke JV	80.0%	14	18
European JV	80.0%	9	9
UK JV	80.0%	3	3
CBRE Strategic Partners Asia	5.07%	3	3
		29	33
Investments in unconsolidated entities at December 31, 2014 and 2013 consist of the following (in thousands):

	December 31,
	2014	2013
Duke JV	$239,376	$292,548
European JV	144,141	174,272
UK JV	33,189	36,794
Afton Ridge(1)	117	1,512
CBRE Strategic Partners Asia	6,870	9,676
	$423,693	$514,802
__________

(1)	Amount at December 31, 2013 represents cash and an escrow holdback at the joint venture. The Afton Ridge Shopping Center was sold during December 2013.
The following is a summary of the investments in unconsolidated entities for the years ended December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Investment Balance, January 1,	$514,802	$515,829
Contributions	7,625	210,745
Company's Equity in Net Income (including adjustments for basis differences)	28,823	12,111
Other Comprehensive Income of Unconsolidated Entities	(22,342)	7,293
Conversion of Duke JV Equity Investment to Controlling Interest	—	(139,558)
Distributions	(105,215)	(91,618)
Investment Balance, December 31,	$423,693	$514,802
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
For the Years Ended December 31, 2014, 2013 and 2012

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
2013 Transactions
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
2014 Transactions
On January 16, 2014, the Duke JV sold an office property located in Chicago, Illinois for approximately $13.1 million, of which our pro rata share was approximately $10.5 million.
On December 5, 2014, the Duke JV sold one office property located in Houston, Texas for approximately $32.8 million, of which our pro rata share was approximately $26.2 million.
On December 8, 2014, the Duke JV sold two office properties located in Columbus, Ohio for approximately $25.9 million, of which our pro rata share was approximately $20.7 million.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2014, 2013 and 2012

The following is the consolidated balance sheet of the Duke JV as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Assets
Investments in Real Estate (1)	$323,236	$403,818
Real Estate Investments and Other Assets Held-for-Sale	17,230	—
Other Assets	32,474	52,085
Total Assets	$372,940	$455,903
Liabilities and Equity
Liabilities Related to Real Estate Investments Held-for-Sale	$11,048	$—
Secured Notes Payable, net	56,891	79,761
Other Liabilities	6,344	11,055
Total Liabilities	74,283	90,816
CSP Equity	239,376	292,548
Other Investors' Equity	59,281	72,539
Total Liabilities and Equity	$372,940	$455,903
__________

(1)
Includes REIT Basis Adjustments for costs incurred by the Company outside of the Duke JV that are directly capitalizable to its investment in real estate assets acquired, including acquisition costs paid to our former investment advisor prior to January 1, 2009.

The following is the consolidated statements of operations of the Duke JV for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012

Total Revenue	$57,877	$67,500	$125,333
Operating Expenses	17,572	20,698	42,102
Net Operating Income	40,305	46,802	83,231
Depreciation and Amortization	26,352	30,568	59,663
Interest Expense	4,098	10,500	24,551
Gain on Sale of Real Estate	17,033	—	—
Loss on Extinguishment of Debt	(1,723)	—	—
Income (Loss) from Continuing Operations	25,165	5,734	(983)
Gain (Loss) from Discontinued Operations	18	(841)	—
Net Income (Loss)	25,183	4,893	(983)
Company Share in Net Income	20,147	3,914	(786)
Adjustments for REIT basis	(139)	448	(110)
CSP Equity in Net Income	$20,008	$4,362	$(896)

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2014, 2013 and 2012

UK JV and European JV
On June 10, 2010, we entered into two joint ventures with subsidiaries of the Goodman Group (ASX: GMG), ("Goodman"), one of which invests in logistics focused warehouse/distribution/logistics properties in the United Kingdom, (the "UK JV"), and the other of which invests in logistics focused warehouse/distribution/logistics properties in France, Belgium, the Netherlands, Luxembourg and Germany, (the "European JV"). We own an 80% interest in each joint venture and Goodman owns a 20% interest in each joint venture. The UK and European JVs pay certain fees to certain Goodman subsidiaries in connection with the services they provide to the UK and European JVs, including but not limited to investment advisory, development management and property management services. Goodman may also be entitled to a promote interest in the UK and European JVs.
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
European JV
The shareholders' agreement pertaining to the European JV is by and among RT Princeton CE Holdings, LLC (our wholly-owned subsidiary), Goodman Europe Development Trust acting by its trustee Goodman Europe Development Pty Ltd. and Goodman Princeton Holdings (LUX) S.À.R.L., the European JV, for the purpose of acquiring and holding, either directly or indirectly, up to €400.0 million in logistics focused warehouse/distribution/logistics properties.
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
2013 Transactions
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
On December 17, 2013, the European JV completed the acquisition of Lille-Douai Distribution Center, located in Lille, France for approximately $70.5 million, exclusive of customary closing costs. The European JV partially funded the acquisition with a $28.3 million note payable secured by the new property. We funded our pro rata share of the remaining purchase price using borrowings under our unsecured revolving credit facility.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2014, 2013 and 2012

The following is the consolidated balance sheet of the European JV as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Assets
Investments in Real Estate(1)(2)	$274,128	$311,205
Other Assets(2)	49,435	71,713
Total Assets	$323,563	$382,918
Liabilities and Equity
Secured Notes Payable, net	$135,173	$153,651
Other Liabilities(1)	8,214	11,427
Total Liabilities	143,387	165,078
CSP Equity	144,141	174,272
Other Investors' Equity	36,035	43,568
Total Liabilities and Equity	$323,563	$382,918
__________

(1)
Effective 2013, the intangible liabilities, which was formerly included in Investment in Real Estate has been reclassified into Other Liabilities. Amount reclassified was $3.4 million in 2013 and $2.5 million in 2014.

(2)
Effective 2013, the Deferred Leasing Assets, which was formerly included in Investment in Real Estate has been reclassified into Other Assets. The amount reclassified was $35.9 million in 2013 and $27.1 million in 2014.

The following is the consolidated statements of operations of the European JV for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012

Total Revenue	$29,322	$19,581	$11,947
Operating Expenses	3,510	3,631	1,824
Net Operating Income	25,812	15,950	10,123
Acquisition and Related Expense	—	4,778	39
Depreciation and Amortization	12,100	7,636	5,388
Interest Expense	4,502	2,400	462
Net Income	9,210	1,136	4,234
CSP Equity in Net Income	$7,367	$909	$3,387
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
For the Years Ended December 31, 2014, 2013 and 2012

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
CBRE Strategic Partners Asia
We have agreed to a capital commitment of up to $20.0 million in CBRE Strategic Partners Asia. As of December 31, 2014, we had funded approximately $17.5 million of our capital commitment and owned an ownership interest of approximately 5.07% in CBRE Strategic Partners Asia. CBRE Strategic Partners Asia was formed to purchase, reposition, develop, hold for investment and sell institutional quality real estate and related assets in targeted markets in Asia, including China, Japan, India, South Korea, Hong Kong, Singapore and other Asia Pacific markets. CBRE Strategic Partners Asia has an eight-year term (which began on January 31, 2008), which may be extended for up to two one-year periods with the approval of two-thirds of the limited partners.
CBRE Strategic Partners Asia is managed by CBRE Investors SP Asia II, LLC, or the Investment Manager, an affiliate of CBRE Global Investors. The Investment Manager is entitled to an annual management fee and acquisition fees. Our share of investment management fees paid to the Investment Manager was approximately $97,000, $111,000 and $144,000, for the years ended December 31, 2014, 2013 and 2012, respectively. Our share of acquisition fees paid to the Investment Manager was $49,000 for the year ended December 31, 2013. No acquisition fees were paid to the Investment Manager during the years ended December 31, 2014 and 2012.
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

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2014, 2013 and 2012

The following is the combined balance sheets of our investments in unconsolidated entities as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Assets
Investments in Real Estate (1)(2)(3)	$783,724	$955,899
Real Estate Investments and Other Assets Held-for-Sale	17,230	—
Other Assets(3)	93,462	142,816
Total Assets	$894,416	$1,098,715
Liabilities and Equity
Liabilities Related to Real Estate Investments Held-for-Sale	$11,048	$—
Secured Notes Payable, Net	192,064	233,412
Other Liabilities(2)	31,651	40,439
Total Liabilities	234,763	273,851
CSP Equity	423,693	514,801
Other Investors' Equity	235,960	310,063
Total Liabilities and Equity	$894,416	$1,098,715
__________

(1)
Includes REIT Basis Adjustments for costs incurred by the Company outside of the Duke JV that are directly capitalizable to its investment in real estate assets acquired, including acquisition costs paid to our former investment advisor prior to January 1, 2009.

(2)
Effective 2013, the intangible liabilities, which was formerly included in Investment in Real Estate has been reclassified into Other Liabilities. Amount reclassified for the European JV was $3.4 million in 2013 and $2.5 million in 2014. Amount reclassified for the UK JV was $0.8 million in 2013 and $0.5 million in 2014.

(3)
Effective 2013, the Deferred Leasing Assets, which was formerly included in Investment in Real Estate has been reclassified into Other Assets. For the European JV, amount reclassified was $35.9 million in 2013 and $27.1 million in 2014. For the UK JV, amount reclassified was $3.3 million in 2013 and $2.1 million in 2014.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2014, 2013 and 2012

The combined statements of operations for our investments in unconsolidated entities for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012

Total Revenue	$89,670	$131,166	$153,131
Operating Expenses	24,069	29,917	50,204
Net Operating Income	65,601	101,249	102,927
Acquisition and Related Expense	—	4,778	686
Depreciation and Amortization	40,538	41,457	68,714
Interest Expense	8,600	13,673	26,516
Gain from Sales of Real Estate	17,033	3,628	—
Loss on Extinguishment of Debt	(1,723)	—	—
Income from Continuing Operations	31,773	44,969	7,011
Gain (Loss) from Discontinued Operations	18	(841)	—
Net Income	31,791	44,128	7,011
Company Share in Net Income	28,962	12,228	4,088
Adjustments for REIT basis	(139)	(117)	(129)
CSP Equity in Net Income	$28,823	$12,111	$3,959

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2014, 2013 and 2012

5. Deferred Leasing Costs and Intangible Assets and Liabilities
The following table summarizes our deferred leasing costs and intangible assets, including acquired above-market leases, acquired in-place leases and other intangible assets and intangible liabilities, including acquired below-market leases and acquired above-market ground lease obligations (in thousands):

	December 31,
	2014	2013
Deferred Leasing Costs and Intangible Assets, Net:
Deferred Leasing Costs	$22,481	$11,243
Accumulated Amortization	(4,218)	(3,016)
Deferred Leasing Costs, Net	18,263	8,227
Above-Market Leases	63,566	77,180
Accumulated Amortization	(30,311)	(33,577)
Above-Market Leases, Net	33,255	43,603
In-Place Leases	300,124	321,776
Accumulated Amortization	(132,414)	(124,734)
In-Place Leases, Net	167,710	197,042
Other Intangible Assets	1,425	—
Accumulated Amortization	(163)	—
Other Intangible Assets, Net	1,262	—
Total Deferred Leasing Costs and Intangible Assets, Net	$220,490	$248,872

Intangible Liabilities, Net:
Below-Market Leases	$51,653	$49,751
Accumulated Amortization	(26,675)	(23,022)
Below-Market Leases, Net	24,978	26,729
Above-Market Ground Lease Obligation	1,501	1,501
Accumulated Amortization	(231)	(160)
Above-Market Ground Lease Obligation, Net	1,270	1,341
Total Intangible Liabilities, Net	$26,248	$28,070
The following table sets forth amortization related to intangible assets and liabilities for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Deferred Leasing Costs(1)	$1,731	$1,314	$714
Above-Market Leases(2)	9,498	10,374	7,658
In-Place Leases(1)	37,222	36,653	28,826
Other Intangible Assets(1)	163	—	—
Below-Market Leases(2)	(4,206)	(3,972)	(5,173)
Above-Market Ground Lease Obligation(3)	(71)	(71)	(71)
__________

(1)
The amortization of deferred leasing costs, in-place leases, and other intangible assets are recorded to depreciation and amortization expense in the condensed consolidated statements of operations for the periods presented.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2014, 2013 and 2012

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
The following is a schedule of future amortization of deferred leasing costs, intangible assets and liabilities as of December 31, 2014 (in thousands):

	Intangible Assets				Intangible Liabilities
	Deferred Leasing Costs	Acquired Above- Market Leases	Acquired In-Place Leases	Other Intangible Assets	Acquired Below- Market Leases	Above- Market Ground Lease Obligations
2015	$1,794	$8,464	$36,606	$144	$4,558	$71
2016	1,644	5,557	29,727	144	3,590	71
2017	1,497	4,466	25,254	144	3,098	71
2018	1,446	3,862	21,050	144	2,825	71
2019	1,299	3,300	17,284	144	2,604	71
Thereafter	10,583	7,606	37,789	542	8,303	915
	$18,263	$33,255	$167,710	$1,262	$24,978	$1,270

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2014, 2013 and 2012

6. Debt
Secured notes payable are summarized as follows (in thousands):

Property	Stated Interest Rate	Effective Interest Rate(1)	Maturity Date	Outstanding Balance
				December 31,
				2014	2013

One Wayside Road(2)	5.66%	5.25%	8/1/2015	$12,938	$13,352
One Wayside Road(2)	5.92%	5.25%	8/1/2015	10,854	11,169
Lakeside Office Center	6.03%	6.03%	9/1/2015	8,617	8,743
Celebration Office Center III(3)	4.25%	2.50%	12/1/2015	8,817	8,998
22535 Colonial Pkwy(3)	4.25%	2.50%	12/1/2015	7,889	8,051
Northpoint III(3)	4.25%	2.50%	12/1/2015	10,209	10,419
Goodyear Crossing II(3)	4.25%	2.50%	12/1/2015	19,489	19,891
3900 North Paramount Parkway(3)	4.25%	2.50%	12/1/2015	7,656	7,815
3900 South Paramount Parkway(3)	4.25%	2.50%	12/1/2015	7,656	7,815
1400 Perimeter Park Drive(3)	4.25%	2.50%	12/1/2015	2,320	2,368
Miramar I(3)	4.25%	2.50%	12/1/2015	9,095	9,283
Miramar II(3)	4.25%	2.50%	12/1/2015	12,250	12,503
70 Hudson Street	5.65%	5.15%	4/11/2016	114,108	116,100
Point West I - Swapped to Fixed	3.41%	3.41%	12/6/2016	10,716	11,041
100 Tice Blvd	5.97%	4.38%	9/15/2017	18,960	19,544
100 Tice Blvd	5.97%	4.38%	9/15/2017	18,960	19,543
4701 Gold Spike Drive(4)	4.45%	4.45%	3/1/2018	9,958	10,154
1985 International Way(4)	4.45%	4.45%	3/1/2018	6,920	7,055
3660 Deerpark Boulevard(4)	4.45%	4.45%	3/1/2018	7,153	7,294
Tolleson Commerce Park II(4)	4.45%	4.45%	3/1/2018	4,301	4,386
20000 S. Diamond Lake Road(4)	4.45%	4.45%	3/1/2018	6,265	6,388
Atrium I - swapped to fixed	3.78%	3.78%	5/31/2018	21,580	22,516
McAuley Place	3.98%	3.50%	9/1/2018	12,865	13,230
Easton III - Swapped to Fixed	3.95%	3.95%	1/31/2019	6,280	6,466
90 Hudson Street	5.66%	5.26%	5/1/2019	103,301	104,928
Fairforest Bldg. 6	5.42%	6.50%	6/1/2019	1,751	2,086
North Rhett I	5.65%	6.50%	8/1/2019	1,958	2,405
Kings Mountain II	5.47%	6.50%	1/1/2020	3,467	4,043
1 Rocket Road	6.60%	4.50%	8/1/2020	18,516	—
North Rhett II	5.20%	6.50%	10/1/2020	1,425	1,628
Mount Holly Bldg.	5.20%	6.50%	10/1/2020	1,425	1,628
Orangeburg Park Bldg.	5.20%	6.50%	10/1/2020	1,449	1,656
Kings Mountain I	5.27%	6.50%	10/1/2020	1,235	1,411
Ten Parkway North	4.75%	4.75%	1/1/2021	11,469	11,777
Union Cross Bldg. II	5.53%	6.50%	6/1/2021	5,755	6,471
Union Cross Bldg. I	5.50%	6.50%	7/1/2021	1,892	2,124

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2014, 2013 and 2012

Property	Stated Interest Rate	Effective Interest Rate(1)	Maturity Date	Outstanding Balance
				December 31,
				2014	2013
Norman Pointe I	5.24%	3.50%	10/1/2021	20,177	20,512
Norman Pointe II	5.24%	3.50%	10/1/2021	22,214	22,583
The Landings I	5.24%	3.50%	10/1/2021	15,185	15,437
The Landings II	5.24%	3.50%	10/1/2021	13,393	13,616
Fairforest Bldg. 5	6.33%	6.50%	2/1/2024	7,678	8,277
North Rhett IV	5.80%	6.50%	2/1/2025	7,862	8,414
Avion Midrise III & IV(5)	5.52%	7.00%	4/1/2014	—	19,979
Maskew Retail Park - Swapped to Fixed(6)	5.68%	5.68%	8/10/2014	—	23,161
12650 Ingenuity Drive(7)	5.62%	7.50%	10/1/2014	—	11,842
Bolingbrook Point III(8)	5.26%	5.26%	1/1/2015	—	7,900
Deerfield Commons I(9)	5.23%	5.23%	12/1/2015	—	9,290
Total Secured Notes Payable				596,008	665,292
Plus Premium				15,494	17,294
Less Discount				(894)	(1,386)
Total Secured Notes Payable, Net				$610,608	$681,200
__________

(1)	Represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the amortization of any discounts/premiums, excluding debt issuance costs.

(2)	This loan was paid off in full on February 2, 2015 prior to the maturity date.

(3)	These nine loans are cross-collateralized.

(4)	These five loans are cross-collateralized.

(5)	This loan was paid off in full on January 2, 2014 prior to the maturity date.

(6)	This loan was paid off in full on July 23, 2014 prior to the maturity date.

(7)	This loan was paid off in full on July 1, 2014 prior to the maturity date.

(8)	This loan was paid off in full on November 6, 2014 prior to the maturity date.

(9)	This loan was paid off in full on December 16, 2014 prior to the maturity date.
Unsecured Term Loan Facilities
The terms of our Unsecured Term Loan Facilities and outstanding balances as of December 31, 2014 and December 31, 2013 are set forth in the table below (in thousands):

Term Loan Facility	Unswapped Interest Rate	Effective Interest Rate(1)	Maturity Date	Outstanding Balance
				December 31,
				2014	2013

WF Term Loan #2(2)	LIBOR + 1.50%	2.49%	3/7/2018	$200,000	$200,000
WF Term Loan #3(2)	LIBOR + 1.50%	3.12%	1/15/2019	200,000	200,000
TD Term Loan(3)	LIBOR + 1.75%	3.28%	3/6/2020	50,000	50,000
Capital One Term Loan(2)	LIBOR + 1.75%	4.32%	1/31/2021	120,000	120,000
Total Unsecured Term Loan Facilities				$570,000	$570,000
__________

(1)	Represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the effect of the interest rate swaps, excluding debt issuance costs.

(2)	As of December 31, 2014 and December 31, 2013, the applicable LIBOR rate was 0.156% and 0.165%, respectively, for these loans.

(3)	As of December 31, 2014 and December 31, 2013, the applicable LIBOR rate was 0.155% and 0.16875%, respectively, for this loan.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2014, 2013 and 2012

Unsecured Revolving Credit Facility
The terms of our unsecured revolving credit facility and outstanding balance are set forth in the table below (thousands):

	December 31,
	2014	2013
Outstanding Borrowings	$200,044	$170,044
Remaining Borrowing Capacity	649,956	679,956
Total Borrowing Capacity	$850,000	$850,000
Interest Rate(1)	1.46%	1.47%
Facility Fee(2)	30 bps	30 bps
Maturity Date(3)	January 15, 2018	January 15, 2018
__________

(1)	Calculated based on one-month LIBOR plus 1.30% as of December 31, 2014 and December 31, 2013.

(2)	The facility fee is based on the unsecured revolving credit facility's total borrowing capacity.

(3)	We may exercise an option to extend the maturity date by one year.
Debt Covenants and Restrictions
Certain of our secured notes payable are subject to certain financial covenants (interest coverage and loan to value).
As of December 31, 2014, our unsecured term loan facilities and revolving credit facility were subject to certain financial covenants that require, among other things: the maintenance of (i) a leverage ratio of not more than 0.60; (ii) a fixed charge coverage ratio of at least 1.50; (iii) a secured leverage ratio of not more than (a) 0.45 prior to September 30, 2014 for the Capital One Term Loan, March 6, 2015 for WF Term Loan #2, WF Term Loan #3, and unsecured revolving credit facility, or September 26, 2015 for the TD Term Loan, or (b) 0.40 thereafter; (iv) an unencumbered leverage ratio of not more than 0.60; (v) an unencumbered interest-service coverage ratio of at least 1.75; (vi) minimum tangible net worth of $1.5 billion plus 85% of the net proceeds of certain future equity issuances; and (vii) unencumbered asset value of at least $400.0 million. In addition, our unsecured term loan facilities and revolving credit facility contain a number of customary non-financial covenants including those restricting liens, mergers, sales of assets, certain investments in unimproved land and mortgage receivables, intercompany transfers, transactions with affiliates and distributions. The Company and certain of its subsidiaries have provided guarantees in connection with our unsecured term loan facilities and revolving credit facility. As of December 31, 2014, we were in compliance with all financial debt covenants.
The minimum principal payments due for our secured notes payable, unsecured term loan facilities and unsecured revolving credit facility are as follows as of December 31, 2014 (in thousands):

2015	$131,718
2016	134,612
2017	46,822
2018	472,613
2019	308,768
Thereafter	271,519
$1,366,052

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2014, 2013 and 2012

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
The following table sets forth the terms of our interest rate swaps at December 31, 2014 and 2013 (amounts in thousands):

	Notional Amount		Fair Value		Rate
Type of Instrument	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	Index	Maturity Date
Interest Rate Swap(1)	$10,716	$11,041	$(135)	$(205)	1.3%	1.2%	LIBOR	12/6/2016
Interest Rate Swap(2)	200,000	200,000	1,467	2,854	0.8%	0.8%	LIBOR	3/7/2018
Interest Rate Swap(1)	21,580	22,516	(354)	(361)	1.6%	1.6%	LIBOR	5/31/2018
Interest Rate Swap	200,000	200,000	(1,540)	667	1.5%	1.4%	LIBOR	1/15/2019
Interest Rate Swap(1)	6,280	6,466	(127)	(86)	1.8%	1.8%	LIBOR	1/31/2019
Interest Rate Swap(2)	50,000	50,000	266	1,690	1.4%	1.3%	LIBOR	3/6/2020
Interest Rate Swap	120,000	120,000	(5,543)	(1,515)	2.4%	2.4%	LIBOR	1/31/2021
Interest Rate Swap(3)	—	23,161	—	(398)	—	2.9%	GBP LIBOR	8/10/2014
__________

(1)
We assumed this swap in connection with the purchase of the Duke Portfolio on March 1, 2013. This swap was designated as a hedging instrument under ASC 815-20 as of December 31, 2013. The swap was not designated as a hedging instrument under ASC 815-20 during the period from March 1, 2013 to March 31, 2013.

(2)
We entered into these swaps in connection with the origination of the TD Term Loan and WF Term Loan #1 in March 2013. These swaps were designated as hedging instruments under ASC 815-20 as of December 31, 2013. These swaps were not designated as a hedging instruments under ASC 815-20 during the period from March 11, 2013 and March 12, 2013, respectively, to May 29, 2013.

(3)	In connection with the Maskew Retail Park sale we paid off the secured debt with an outstanding principal of $23.8 million and terminated the related swap prior to the maturity date.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2014, 2013 and 2012

We record all derivative instruments on a gross basis in the condensed consolidated balance sheets. Accordingly, there are no offsetting amounts that net assets against liabilities. The asset and liability balances presented in the table below reflects the gross amounts of derivatives recorded in the consolidated balance sheets (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair value			Fair value
Type of Instrument	Balance Sheet Location	December 31, 2014	December 31, 2013	Balance Sheet Location	December 31, 2014	December 31, 2013
Derivatives designated as hedging instruments
Interest Rate Swaps	Prepaid Expenses and Other Assets	$1,733	$5,211	Accounts Payable, Accrued Expenses and Other Liabilities	$7,699	$2,565
The table below presents the effect of our derivative instruments on our consolidated statement of operations and consolidated statement of comprehensive income for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Derivatives Designated as Cash Flow Hedges:
Loss Recognized in Other Comprehensive Income (OCI) (Effective Portion)	$(17,851)	$(116)	$(7,024)
Loss Reclassified from AOCI into Interest Expense (Effective Portion)	(9,169)	(4,054)	(4,267)
Net Change in Fair Value of Derivative Financial Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)	71	38	17
Loss on Swap Termination Recognized in Loss from Early Extinguishment of Debt	—	—	(14,306)

Derivatives Not Designated as Cash Flow Hedges:
Realized and Unrealized Gain Recognized in Net Change in Fair Value of Non-Qualifying Interest Rate Swaps	$—	$1,772	$564
Net Settlement Payments from Non-Qualifying Interest Rate Swaps	—	(1,158)	(682)
Loss Reclassified from AOCI into Gain on Conversion of Equity Interest to Controlling Interest	—	(1,414)	—
At December 31, 2014, the Company expects that the hedged forecasted transactions, for each of the outstanding qualifying cash flow hedging relationships, remains probable of occurring. During the next twelve months we anticipate reclassifying $7.6 million of amounts currently recorded in accumulated other comprehensive income to earnings.
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
For the Years Ended December 31, 2014, 2013 and 2012

Our consolidated properties are located throughout the United States and in the United Kingdom. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, and social factors affecting the communities in which the tenants operate. In addition, we do not have any tenant whose rents exceeds 10% of our total rental revenue.
8. Future Minimum Rents
The following is a schedule of future minimum rents to be received on non-cancelable operating leases from consolidated properties as of December 31, 2014 (in thousands):

2015	$214,235
2016	195,024
2017	182,642
2018	166,208
2019	147,567
Thereafter	456,763
$1,362,439
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
During the year ended December 31, 2014, we acquired one Qualifying Property and paid the former investment advisor $0.2 million in acquisition consulting fees. There are no further Qualifying Properties under the Transitional Services Agreement and we do not anticipate paying the former investment advisor any further acquisition consulting fees.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2014, 2013 and 2012

Previously, pursuant to the Fourth Amended Advisory Agreement and the Transitional Services Agreement, the former investment advisor and its affiliates performed services relating to property management, leasing, construction supervision and management, and brokerage services. The various fees paid to the former investment advisor are summarized in the table below for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended
	December 31,
	2013	2012
Investment Management Fees	$489	$29,695
Transition Services Agreement Fees	686	2,500
Acquisition-Related Fees	1,895	5,159
Property Management Fees (1)	1,128	1,556
Leasing Commissions (1)	836	876
Construction Supervision and Management Fees (1)	873	1,049
Brokerage Fees	585	388
Mortgage Banking Fees and Other	—	26
Total	$6,492	$41,249
__________

(1)	Such fees for each service ranged from 2.0% to 5.0% of gross revenues received from a property that we owned.
At December 31, 2013, $0.6 million of amounts due to the former investment advisor for third party management fees was included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. At December 31, 2012, $11.1 million of amounts due to the former investment advisor was included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets.
10. Equity Incentive Plan and Performance Bonus Plan
Equity Incentive Plan
At our annual shareholders' meeting held on May 31, 2013, our shareholders approved the 2013 equity incentive plan. Our key employees, directors, trustees, officers, advisors, consultants or other personnel of ours and our subsidiaries or other persons expected to provide significant services to us or our subsidiaries would be eligible to be granted incentive share options, non-qualified share options, share appreciation rights, restricted shares, restricted share units, dividend equivalent rights and other equity-based awards as contemplated in the 2013 equity incentive plan. As of December 31, 2014, there were 4,045,493 common shares available for grant under the 2013 equity incentive plan.
2014 Awards
On January 29, 2014, our Board's independent trustees, Messrs. Charles Black, Mark Brugger, James Francis, James Orphanides and Louis Salvatore, were awarded equity grants under the 2013 equity incentive plan on the following terms: (i) (x) Mr. Black's award was for 20,000 common shares, (y) Messrs. Orphanides and Salvatore each were awarded 5,000 common shares and (z) Messrs. Brugger and Francis each were awarded 1,550 common shares for a total of 33,100 and (ii) each award vested in its entirety, upon issuance. We recorded compensation expense based upon the $7.87 price per share on January 29, 2014.
On February 26, 2014, the Company and Operating Partnership entered into an amendment to Martin A. Reid's employment agreement, effective as of January 1, 2013, increasing Mr. Reid's annual target Long Term Incentive Award to 90,000 restricted common shares of the Company.
On March 15, 2014, a total of 401,875 restricted common shares were granted to our named executive officers (Messrs. Cuneo, Kianka and Reid) based on each executive's achievement of performance objectives during 2013, as determined at the discretion of our Compensation

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2014, 2013 and 2012

Committee. Additionally, 25 of our employees were granted 143,450 restricted common shares, in the aggregate, on March 15, 2014. One-third of the restricted shares granted to our named executive officers and employees will vest on each of the first three anniversaries of grant if the grantee is employed by the Company on such anniversary. We recorded compensation expense based upon the $7.74 price per share on March 15, 2014. Compensation expense is recognized on a straight-line basis over the service vesting period of three years. We recognized share-based compensation expense of $1.9 million during the year ended December 31, 2014 as a result of granting the awards to our named executive officers and our employees.
On July 31, 2014, the Compensation Committee of the Board of Trustees (the "Compensation Committee") of the Company adopted and approved an incentive bonus plan, a form of restricted share award agreement, and a form of restricted share unit award agreement that may be used in connection with awards made pursuant to the 2013 equity incentive plan from time to time to the Company’s trustees, executive officers and other employees.
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

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2014, 2013 and 2012

Summary of Time-Based Restricted Common Shares
A summary of our Time-Based Restricted Common Shares from January 1, 2014 through December 31, 2014 is presented below:

	Nonvested
	Common Shares	Weighted-Average Grant Date Fair Value per Share	Vested
Outstanding at January 1, 2014	598,925	$10.00	—
Granted	545,325	7.74	—
Vested	(317,133)	7.77	317,133
Forfeited	(26,418)	8.40	—
Canceled (1)	—	—	(95,313)
Outstanding at December 31, 2014	800,699	$8.68	221,820
__________

(1)
47,206 and 48,107 common shares were tendered in accordance with the terms of the 2013 and 2012 equity incentive awards, respectively, to satisfy minimum state tax withholding requirements related to the restricted common shares that have vested. We accept the return of shares at the current quoted closing share price of the Company's common shares on the NYSE to satisfy tax obligations.

	2014	2013	2012
Compensation Expense Recorded During the Years ended December 31 (1)(2)	$6,057	$5,713	$445
Unamortized Compensation Costs	$4,616	$4,444	$6,167
Shares Available for the Future Awards(3)	4,045,493	4,597,500	19,298,000
__________

(1)	2014 compensation expense includes severance expense totaling $2.7 million.

(2)	2013 compensation expense includes expenses incurred in the Listing Expense totaling $3.8 million.

(3)	Shares available for the future awards includes units under the 2013 equity incentive plan.
Retirement of Mr. Cuneo
On November 10, 2014, the Company announced the planned retirement of Mr. Cuneo. In connection with his retirement, Mr. Cuneo, the Company and CSP OP entered into a Memorandum of Retirement, which provides, among other things, that Mr. Cuneo will be treated as if he were terminated without cause under the terms of his existing employment agreement.  Upon his retirement, Mr. Cuneo will be entitled to receive cash compensation and his common shares will become fully vested. In addition, Mr. Cuneo will be granted 200,000 common shares, will remain eligible to receive an annual cash bonus and equity grant for his services in 2014, and will continue to be compensated as currently until March 16, 2015. We recognized cash compensation expense related to Mr. Cuneo's retirement of approximately $3.3 million, which will be paid out in accordance with his employment agreement. A total amount of $5.1 million has been recognized in general and administrative expense for the year ended December 31, 2014 and an estimated $2.3 million is expected to be recognized in 2015.
401(k) Plan
We sponsor a 401(k) Qualified Safe-Harbor Retirement Plan for its eligible employees. Each employee's contribution is discretionary, but subject to specific limitations under the Internal Revenue Code. The 401(k) Safe-Harbor Plan provides for a matching contribution by the Company up to an amount equal to the sum of 100% of an employee's 401 (k) contributions that do not exceed 3% of annual compensation for the year, plus a matching contribution in an amount equal to the sum of 50% of an employee's 401 (k) contributions that exceed 3% of annual compensation for the plan year and that do not exceed 4% of annual compensation for the plan year. 401(k) contributions made by

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2014, 2013 and 2012

employees and the Company vest immediately. For the year ended December 31, 2014, we contributed $0.2 million to the 401(k) plan.  We did not provide an employer match during the years ended December 31, 2013 and 2012.

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
On July 8, 2013, we eliminated 14,501 outstanding fractional common shares (the "Fractional Shares") by paying each holder of a Fractional Share an amount in cash equal to the fraction of a share being repurchased multiplied by the closing price of our common shares on the NYSE, as of the date of payment, rounded up to the nearest cent.
Beginning in the fourth quarter of 2013, we transitioned from quarterly distributions to paying distributions on a monthly basis as calculated pursuant to monthly record dates and distribution declaration dates.
At-The-Market Offering
On November 6, 2013, we and CSP OP entered into four separate Equity Distribution Agreements with certain sales agents, pursuant to which we may sell, from time to time, our common shares having an aggregate offering price of up to $250.0 million. Sales of our common shares may be made in ordinary brokers' transactions on the NYSE, in negotiated transactions or transactions that are deemed to be "at the market" ("ATM") offerings, including sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. We may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under our unsecured revolving credit facility, to make acquisitions of properties or portfolios of properties, or for general corporate purposes. As of December 31, 2014, there have been no sales of common shares under the ATM program.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2014, 2013 and 2012

Accumulated Other Comprehensive Income (Loss)
The following presents the changes in the balances of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Foreign Currency Translation Gain (Loss)	Swap Fair Value Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2012	$(10,579)	$(13,085)	$(23,664)
Other Comprehensive Income Before Reclassifications	4,415	10,662	15,077
Balance at December 31, 2012	$(6,164)	$(2,423)	$(8,587)
Other Comprehensive Income Before Reclassifications	7,834	1,295	9,129
Amounts Reclassified from Accumulated Other Comprehensive Income to Interest Expense	—	4,054	4,054
Balance at December 31, 2013	$1,670	$2,926	$4,596
Other Comprehensive Loss Before Reclassifications	(19,183)	(17,851)	(37,034)
Amounts Reclassified from Accumulated Other Comprehensive Income to Interest Expense	—	9,169	9,169
Balance at December 31, 2014	$(17,513)	$(5,756)	$(23,269)
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
As of December 31, 2014 and December 31, 2013 , we held certain items that were required to be measured at fair value on a recurring basis. These included cash equivalents, interest rate swap derivative contracts and our equity method investment in CB Richard Ellis Strategic Partners Asia II-A, L.P. ("CBRE Strategic Partners Asia"). Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have maturities of 90 days or less, including money market funds and U.S. Government obligations. Derivative instruments are related to our economic hedging activities with respect to interest rates.
The fair values of the interest rate swap derivative agreements are estimated with the assistance of a third-party valuation specialist using the market standard methodology of discounting the future expected cash payments and receipts on the pay and receive legs of the interest rate swap agreements that swap the estimated variable rate mortgage note payment stream for a fixed rate receive payment stream over the period of the loan. The variable interest rates used in the calculation of projected receipts on the interest rate swap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements (where appropriate). Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2014 and December 31, 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2014, 2013 and 2012

Our investment in CBRE Strategic Partners Asia is based on the Level 3 valuation inputs applied by the Investment Manager of this investment company utilizing a mix of different approaches for valuing the underlying real estate related investments within the investment company. The approaches include the income approach, direct market comparison approach and the replacement cost approach for newer properties. For investments owned more than one year, except for investments under construction or incurring significant renovation, it is CBRE Strategic Partners Asia's policy to obtain a third-party appraisal. For investments in real estate under construction or incurring significant renovation, the valuation analysis is prepared by the Investment Manager. On a quarterly basis, the Company obtains the financial results of CBRE Strategic Partners Asia and on an annul basis the Company receives audited financial statements.
Impairment of Real Estate
During the year ended December 31, 2014, we recognized an impairment charge of $27.6 million in continuing operations related to our 70 Hudson Street property. Accordingly, we reduced the carrying value of this property to the property’s current estimated fair value of approximately $94.0 million. The inputs used to calculate the fair value included projected cash flows and risk-adjusted rate of return that we estimated would be used by a market participant in valuing the asset or by obtaining a range of third-party broker valuation estimates.
We utilized a discounted cash flow analysis to estimate the property's fair value. The unobservable inputs (Level 3) of our real estate that was recorded at fair value as of December 31, 2014 included a discount rate of 12%, a terminal capitalization rate of 6.5%, a market rent growth rate range of 3% - 3.4% and an expense growth rate of 3%.
The following items are measured at fair value on a recurring basis and non-recurring basis at December 31, 2014 and December 31, 2013 (in thousands):

	As of December 31, 2014
	Fair Value Measurements Using:
	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets (Liabilities)
Cash Equivalents	$1,573	$—	$—	$1,573
Interest Rate Swaps Designated as Cash Flow Hedges - Assets	—	1,733	—	1,733
Interest Rate Swaps Designated as Cash Flow Hedges - Liabilities	—	(7,699)	—	(7,699)
Investment in CBRE Strategic Partners Asia	—	—	6,870	6,870
Fair Value of Real Estate at Impairment(1)	—	—	94,000	94,000

__________

(1)	Represents a non-recurring fair value measurement.

	As of December 31, 2013
	Fair Value Measurements Using:
	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets (Liabilities)
Cash Equivalents	$1,069	$—	$—	$1,069
Interest Rate Swaps Designated as Cash Flow Hedges - Assets	—	5,211	—	5,211
Interest Rate Swaps Designated as Cash Flow Hedges - Liabilities	—	(2,565)	—	(2,565)
Investment in CBRE Strategic Partners Asia	—	—	9,676	9,676

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2014, 2013 and 2012

The following table presents our activity for our investment in CBRE Strategic Partners Asia measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013, respectively (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Investment in CBRE Strategic Partners Asia
Balance at January 1, 2014	$9,676
Distributions	(2,724)
Total Income on Fair Value Adjustment	769
Unrealized Loss in Fair Value Adjustment	(851)
Balance at December 31, 2014	$6,870

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Investment in CBRE Strategic Partners Asia
Balance at January 1, 2013	$8,098
Total Income on Fair Value Adjustment	1,578
Balance at December 31, 2013	$9,676
Disclosure of Fair Value Financial Instruments
For disclosure purposes only, the following table summarizes our financial instruments and their estimated fair value at December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014		December 31, 2013
Financial Instrument	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured Notes Payable(1)	$610,608	$628,194	$681,200	$721,728
Unsecured Term Loan Facilities(1)	$570,000	$577,196	$570,000	$570,272
Unsecured Revolving Credit Facility(1)	$200,044	$200,044	$170,044	$170,044
__________

(1)	Items are measured using Level 2 inputs.
These financial instruments do not have two-way markets and are measured using management's best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2014, 2013 and 2012

13. Commitments and Contingencies
Ground Leases - We own a property that is subject to a long-term noncancellable ground lease obligation that contractually expires on November 30, 2032. We have three ten-year renewal options that will allow us to extend the expiration of the ground lease through November 30, 2062. The minimum commitment under the ground lease as of December 31, 2014 and thereafter is as follows (in thousands):

2015	$273
2016	273
2017	273
2018	276
2019	308
Thereafter	4,474
$5,877
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
14. Segment Disclosure
As a result of the reassessment of our reportable segments during the period ended March 31, 2014, we view our consolidated property operations as two reportable segments: Industrial Properties and Office Properties. Based on this, we reclassified the prior period segment financial results to conform to the current year presentation. In addition, we had one non-reportable segment, which was Retail Properties. However, during the quarter ended September 30, 2014 we sold our last remaining retail property, therefore, eliminating the nonreportable segment from future reportable presentations. Management internally evaluates the operating performance and financial results of our segments based on net operating income. We also have certain general and administrative level activities including legal, accounting, tax preparation and shareholder servicing costs that are not considered separate operating segments.
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

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2014, 2013 and 2012

The following table compares the net operating income for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Industrial Properties
Revenues:
Rental	$60,241	$54,256	$42,362
Tenant Reimbursements	15,866	15,848	8,861
Other Property Income	711	—	—
Total Revenues	76,818	70,104	51,223
Property and Related Expenses:
Property Operating	6,263	4,139	3,207
Real Estate Taxes	12,756	14,004	7,621
Total Property and Related Expenses	19,019	18,143	10,828
Net Operating Income	$57,799	$51,961	$40,395
Office Properties
Revenues:
Rental	$147,619	$138,566	$99,111
Tenant Reimbursements	43,816	37,294	24,424
Other Property Income	1,069	—	—
Total Revenues	192,504	175,860	123,535
Property and Related Expenses:
Property Operating	30,341	26,868	17,983
Real Estate Taxes	26,811	23,967	15,015
Total Property and Related Expenses	57,152	50,835	32,998
Net Operating Income	$135,352	$125,025	$90,537
Non-Reportable Properties
Revenues:
Rental	$2,320	$3,884	$3,959
Tenant Reimbursements	48	164	126
Total Revenues	2,368	4,048	4,085
Property and Related Expenses:
Property Operating	153	214	274
Total Property and Related Expenses	153	214	274
Net Operating Income	$2,215	$3,834	$3,811

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2014, 2013 and 2012

	Year Ended December 31,
	2014	2013	2012
Reconciliation to Consolidated Net Income
Total Segment Net Operating Income	$195,366	$180,820	$134,743
Expenses:
General and Administrative	31,333	23,138	14,660
Investment Management Fee	—	489	29,695
Acquisition-related Expenses	2,272	2,690	7,752
Depreciation and Amortization	109,292	102,793	72,383
Impairment of Real Estate	27,563	—	—
Transition and Listing Expenses	—	12,681	8,249
	24,906	39,029	2,004
Other Expenses and Income
Interest and Other Income	652	1,321	2,235
Interest Expense	(55,311)	(47,295)	(33,845)
Interest Expense and Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	71	614	(118)
Gain on Sale of Real Estate	21,164	—	—
Loss on Early Extinguishment of Debt	(477)	(1,051)	(17,284)
Gain on Conversion of Equity Investment to Controlling Interest	—	75,763	—
(Loss) Income from Continuing Operations Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	(8,995)	68,381	(47,008)
Provision for Income Taxes	(780)	(287)	(266)
Equity in Income of Unconsolidated Entities	28,823	12,111	3,959
Net Income (Loss) from Continuing Operations	19,048	80,205	(43,315)
Discontinued Operations
Income from Discontinued Operations	—	382	720
Gain (Loss) on Sale of Real Estate	—	2,759	(413)
Income From Discontinued Operations	—	3,141	307
Net Income (Loss)	$19,048	$83,346	$(43,008)

	Year Ended December 31,
Condensed Assets	2014	2013	2012
Industrial Properties	$916,038	$725,566	$678,930
Office Properties	1,504,285	1,639,875	1,115,906
Other Properties	—	50,209	66,924
Non-Segment Assets(1)	449,485	594,946	616,276
Non-Segment Construction Progress and Other Assets—Variable Interest Entity	—	—	76,826
Total Assets	$2,869,808	$3,010,596	$2,554,862
__________

(1)	Non-segment assets primarily include our investments in unconsolidated entities.

	Year Ended December 31,
Condensed Expenditures	2014	2013	2012
Industrial Properties	$216,532	$82,274	$239,470
Office Properties	11,197	510,081	29,582
Non-Segment Construction in Progress and Other Assets—Variable Interest Entity	—	—	56,180
Total Capital Expenditures	$227,729	$592,355	$325,232

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2014, 2013 and 2012

15. Earnings per Share Attributable to Common Shareholders
The following table reconciles the numerator and denominator in computing the Company's basic and diluted per-share computations for net income attributable to common shareholders for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands except share data):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Income (Loss) from Continuing Operations	$19,048	$80,205	$(43,315)
(Income) Loss from Continuing Operations Attributable to Noncontrolling Interests	—	(82)	32
Allocation to Participating Securities (Nonvested Time-Based Shares)	(454)	(360)	(90)
Numerator for Basic and Diluted Income (Loss) from Continuing Operations	18,594	79,763	(43,373)
Income from Discontinued Operations	—	3,141	307
Numerator for Basic and Diluted Net Income (Loss) Attributable to Common Shareholders	$18,594	$82,904	$(43,066)
Denominator:
Basic Weighted Average Vested Shares Outstanding	236,866,656	242,379,680	248,154,277
Effect of Dilutive Securities - Performance-Based Shares(1)	—	—	—
Diluted Weighted Average Vested Shares Outstanding	236,866,656	242,379,680	248,154,277
Basic and Diluted Earnings Per Share:
Income (Loss) from Continuing Operations Attributable to Common Shareholders per Share	$0.08	$0.33	$(0.17)
Income from Discontinued Operations Attributable to Common Shareholders per Share	$0.00	$0.01	$0.00
Net Income (Loss) Attributable to Common Shareholders per Share	$0.08	$0.34	$(0.17)
__________

(1)
375,000 performance-based shares granted in September 2012 and subsequently vested in May 2013 are not included in the diluted weighted average share calculations for the year ended December 31, 2012 because the effect would be anti-dilutive.

16. Distributions
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

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2014, 2013 and 2012

The following table reconciles the distributions declared per common share to the distributions paid per common share during the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Distributions declared per common share	$0.504	$0.551	$0.600
Less: Distributions declared in the current period, and paid in the subsequent period	(0.042)	(0.042)	(0.150)
Add: Distributions declared in the prior year, and paid in the current year	0.042	0.150	0.150
Distributions paid per common share	$0.504	$0.659	$0.600
Distributions to shareholders during the years ended December 31, 2014, 2013 and 2012, totaled approximately $119.3 million, $159.6 million and $144.3 million, respectively.
The income tax treatment for distributions declared for the years ended December 31, 2014, 2013 and 2012 as identified above, were as follows (unaudited):

	2014			2013		2012
Ordinary Income	$0.3200		63.5%	$0.2903	44.1%	$0.087	14.5%
Return of Capital	0.1195		23.7%	0.3614	54.8%	0.513	85.5%
Capital Gain	0.0644	(1)	12.8%	0.0073	1.1%	—	—%
	$0.504		100.0%	$0.659	100.0%	$0.600	100.0%
__________

(1)	38.7% of the capital gain is comprised of a recaptured Section 1250 gain.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the Years Ended December 31, 2014, 2013 and 2012

17. Quarterly Financial Information (unaudited)
Summarized quarterly financial data for the years ended December 31, 2014 and 2013 was as follows (in thousands, except per share amounts):

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
Total Revenue	$68,165	$66,628	$68,147	$68,750
Income from Continuing Operations	3,319	5,153	18,468	(7,892)
Net Income (Loss)	3,319	5,153	18,468	(7,892)
Net Income (Loss) Attributable to Common Shareholders	3,319	5,153	18,468	(7,892)
Net Income (Loss) Attributable to Common Shareholders per share-basic and diluted	$0.01	$0.02	$0.08	$(0.03)
	2013 Quarter Ended
	March 31	June 30	September 30	December 31
Total Revenue	$53,432	$66,556	$64,786	$65,238
Income (Loss) from Continuing Operations	81,999	(3,730)	745	1,191
Income from Discontinued Operations	91	90	114	2,846
Net Income (Loss)	82,090	(3,640)	859	4,037
Net Income (Loss) Attributable to Common Shareholders	82,007	(3,636)	856	4,037
Net Income (Loss) Attributable to Common Shareholders per share-basic and diluted	$0.33	$(0.01)	$0.00	$0.02
18. Subsequent Events
On January 9, 2015, our Board of Trustees’ independent trustees, Messrs. Black, Brugger, Francis, Orphanides and Salvatore, were awarded restricted share units ("RSUs") under the Company’s 2013 Equity Incentive Plan on the following terms: (i) (y) Mr. Black was awarded 20,000 RSUs, and (z) Messrs. Brugger, Francis, Orphanides and Salvatore each were awarded 5,000 RSUs; and (ii) each award is subject to a mandatory deferral program. Pursuant to the mandatory deferral program, each RSU entitles a holder to receive one common share upon the earlier of (i) the sixth month anniversary of the holder's separation of service from the Company, and (ii) a change in control of the Company. Each RSU also entitles a holder to receive an amount equal to the dividends paid on one common share.
On January 23, 2015 , the Duke JV sold an office property located in Raleigh, North Carolina for approximately $20.6 million, of which our pro rata share was approximately $16.4 million.
On February 2, 2015, we paid off the notes payable secured by One Wayside Road in the amount of $23.8 million prior to their maturity dates of August 1, 2015.
On February 10, 2015, we acquired a 11.8 acre undeveloped parcel in Goodyear, Arizona for a price of $1.7 million.
On February 20, 2015, our Board of Trustees approved a monthly distribution of $0.0425 per common share for each of the months of April, May and June of 2015. The April dividend will be paid on May 8, 2015 to all shareholders of record on April 30, 2015, the May dividend will be paid on June 8, 2015 to all shareholders of record on May 29, 2015, and the June dividend will be paid on July 9, 2015 to all shareholders of record on June 30, 2015.

Schedule III—Properties and Accumulated Depreciation Through December 31, 2014 (In Thousands)

		Acquisition Costs							Im- prove- ments Sub- sequent to Purchase Date	Total Cost	Accu- mulated De- precia- tion and Amor- tization	Net Invest- ments in Real Estate	De- precia- tion Life(1)	Date of Acquisition (A)/ Construction (C)(2)
Property	Location	Encumbrance Net	Land	Site Improve- ments	Land Avail- able for Expan- sion	Building and Improve- ments	Tenant Im- prove- ments	Total

REMEC Corporate Campus	San Diego, CA	$—	$11,862	$—	—	$8,933	$3,217	$24,012	$95	$24,107	$(5,041)	$19,066	39	9/15/2004	(A)
300 Constitution	Boston, MA	—	5,441	—	150	13,826	733	20,150	—	20,150	(4,337)	15,813	39	11/3/2004	(A)
660 North Dorothy	Dallas, TX	—	1,576	417	—	3,402	199	5,594	382	5,976	(1,559)	4,417	39	1/9/2006	(A)
505 Century	Dallas, TX	—	950	304	—	3,685	119	5,058	1,263	6,321	(1,582)	4,739	39	1/9/2006	(A)
631 International	Dallas, TX	—	923	238	—	2,912	285	4,358	548	4,906	(1,155)	3,751	39	1/9/2006	(A)
602 Central Blvd.	Coventry, UK	—	2,917	251	1,870	13,957	—	18,995	672	19,667	(2,985)	16,682	39	4/27/2007	(A)
Bolingbrook Point III	Chicago, IL	—	2,423	522	—	13,434	164	16,543	51	16,594	(2,932)	13,662	39	8/29/2007	(A)
Fairforest Bldg. 5	Spartanburg, SC	7,624	1,637	2,462	150	12,017	100	16,366	11	16,377	(3,565)	12,812	39	8/30/2007	(A)
Fairforest Bldg. 6	Spartanburg, SC	1,710	463	506	719	3,753	459	5,900	—	5,900	(1,374)	4,526	39	8/30/2007	(A)
Fairforest Bldg. 7	Spartanburg, SC	—	490	463	169	4,503	—	5,625	595	6,220	(1,579)	4,641	39	8/30/2007	(A)
HJ Park Bldg. 1	Spartanburg, SC	—	575	468	—	2,472	12	3,527	7	3,534	(709)	2,825	39	8/30/2007	(A)
North Rhett I	Charleston, SC	1,914	1,290	366	—	9,627	428	11,711	946	12,657	(2,421)	10,236	39	8/30/2007	(A)
North Rhett II	Charleston, SC	1,374	539	144	—	5,670	26	6,379	604	6,983	(1,749)	5,234	39	8/30/2007	(A)
North Rhett III	Charleston, SC	—	500	209	131	3,366	18	4,224	29	4,253	(754)	3,499	39	8/30/2007	(A)
North Rhett IV	Charleston, SC	7,614	2,203	1,716	229	12,445	91	16,684	—	16,684	(3,225)	13,459	39	8/30/2007	(A)
Jedburg Commerce Park	Charleston, SC	—	3,911	3,026	118	20,381	149	27,585	305	27,890	(5,527)	22,363	39	8/30/2007	(A)
Mount Holly Bldg.	Charleston, SC	1,374	1,012	1,050	—	3,699	18	5,779	55	5,834	(1,282)	4,552	39	8/30/2007	(A)
Orangeburg Park Bldg.	Charleston, SC	1,397	456	641	88	3,636	93	4,914	—	4,914	(1,090)	3,824	39	8/30/2007	(A)
Kings Mt. I	Charlotte, NC	1,193	66	362	442	3,097	166	4,133	89	4,222	(964)	3,258	39	8/30/2007	(A)
Kings Mt. II	Charlotte, NC	3,381	774	1,351	—	10,199	958	13,282	—	13,282	(3,148)	10,134	39	8/30/2007	(A)
Union Cross Bldg. I	Winston-Salem, NC	1,834	852	759	—	3,905	27	5,543	—	5,543	(1,120)	4,423	39	8/30/2007	(A)
Union Cross Bldg. II	Winston-Salem, NC	5,587	1,658	1,576	—	12,271	65	15,570	483	16,053	(3,165)	12,888	39	8/30/2007	(A)
Fairforest Bldg. 1	Spartanburg, SC	—	335	107	—	2,509	6	2,957	—	2,957	(452)	2,505	39	8/30/2007	(A)
Fairforest Bldg. 2	Spartanburg, SC	—	241	122	156	4,654	2	5,175	200	5,375	(907)	4,468	39	8/30/2007	(A)
Fairforest Bldg. 3	Spartanburg, SC	—	444	231	164	4,695	14	5,548	—	5,548	(863)	4,685	39	8/30/2007	(A)
Fairforest Bldg. 4	Spartanburg, SC	—	661	331	—	4,566	10	5,568	3,003	8,571	(967)	7,604	39	8/30/2007	(A)
Highway 290 Commerce Pk Bldg. 1	Spartanburg, SC	—	704	219	—	4,347	8	5,278	722	6,000	(806)	5,194	39	8/30/2007	(A)
Highway 290 Commerce Pk Bldg. 5	Spartanburg, SC	—	421	162	—	800	4	1,387	109	1,496	(220)	1,276	39	8/30/2007	(A)
Highway 290 Commerce Pk Bldg. 7	Spartanburg, SC	—	1,233	510	—	2,949	1	4,693	381	5,074	(795)	4,279	39	8/30/2007	(A)
Orchard Business Park 2	Spartanburg, SC	—	173	62	—	526	—	761	35	796	(145)	651	39	8/30/2007	(A)
Greenville/Spartanburg Ind. Pk	Spartanburg, SC	—	460	200	—	2,584	2	3,246	240	3,486	(595)	2,891	39	8/30/2007	(A)

Schedule III—Properties and Accumulated Depreciation Through December 31, 2014 (In Thousands)—(Continued)

		Acquisition Costs							Im- prove- ments Sub- sequent to Purchase Date	Total Cost	Accu- mulated De- precia- tion and Amor- tization	Net Invest- ments in Real Estate	De- precia- tion Life(1)	Date of Acquisition (A)/ Construction (C)(2)
Property	Location	Encumbrance Net	Land	Site Improve- ments	Land Avail- able for Expan- sion	Building and Improve- ments	Tenant Im- prove- ments	Total

Community Cash Complex 1	Spartanburg, SC	—	867	175	—	1,622	—	2,664	690	3,354	(960)	2,394	39	8/30/2007	(A)
Community Cash Complex 2	Spartanburg, SC	—	887	136	—	1,169	3	2,195	—	2,195	—	2,195	39	8/30/2007	(A)
Community Cash Complex 3	Spartanburg, SC	—	205	16	—	1,190	22	1,433	—	1,433	(219)	1,214	39	8/30/2007	(A)
Community Cash Complex 4	Spartanburg, SC	—	132	15	—	399	—	546	—	546	—	546	39	8/30/2007	(A)
Community Cash Complex 5	Spartanburg, SC	—	138	15	—	671	—	824	—	824	—	824	39	8/30/2007	(A)
Highway 290 Commerce Pk Bldg. 2	Spartanburg, SC	—	969	363	162	3,008	24	4,526	—	4,526	(653)	3,873	39	9/24/2007	(A)
Highway 290 Commerce Pk Bldg. 6	Spartanburg, SC	—	498	176	74	3,012	—	3,760	554	4,314	(647)	3,667	39	11/1/2007	(A)
Lakeside Office Center	Dallas, TX	8,617	4,328	817	—	10,497	1,140	16,782	626	17,408	(3,413)	13,995	39	3/5/2008	(A)
Kings Mt. III	Charlotte, NC	—	674	1,647	509	13,738	—	16,568	4,853	21,421	(4,209)	17,212	39	3/14/2008	(A)
Enclave on the Lake	Houston, TX	—	4,056	10,230	—	20,823	1,197	36,306	2,162	38,468	(7,869)	30,599	39	7/1/2008	(A)
Avion Midrise III & IV	Chantilly, VA	—	6,810	1,179	—	30,004	1,105	39,098	201	39,299	(6,380)	32,919	39	11/18/2008	(A)
13201 Wilfred Lane	Minneapolis, MN	—	2,274	412	—	11,049	129	13,864	—	13,864	(1,788)	12,076	39	6/29/2009	(A)
3011, 3055 & 3077 Comcast Place	East Bay, CA	—	7,013	998	—	21,858	7,739	37,608	—	37,608	(6,342)	31,266	39	7/1/2009	(A)
140 Depot Street	Boston, MA	—	3,560	1,172	—	11,898	158	16,788	—	16,788	(2,162)	14,626	39	7/31/2009	(A)
Crest Ridge Corporate Center I	Minneapolis, MN	—	4,624	335	—	16,024	3,174	24,157	28	24,185	(4,023)	20,162	39	8/17/2009	(A)
West Point Trade Center	Jacksonville, FL	—	5,843	2,925	—	16,067	368	25,203	4,849	30,052	(3,524)	26,528	39	12/30/2009	(A)
5160 Hacienda Drive	East Bay, CA	—	8,100	740	—	20,776	1,693	31,309	—	31,309	(3,510)	27,799	39	4/8/2010	(A)
10450 Pacific Center Court	San Diego, CA	—	4,501	724	499	20,410	1,061	27,195	—	27,195	(3,251)	23,944	39	5/7/2010	(A)
225 Summit Avenue	Northern, NJ	—	6,443	978	657	25,460	2,240	35,778	—	35,778	(4,203)	31,575	39	6/21/2010	(A)
One WaySide Road	Boston, MA	23,873	7,500	517	—	37,870	2,442	48,329	226	48,555	(5,939)	42,616	39	6/24/2010	(A)
100 Tice Blvd.	Northern, NJ	39,416	7,300	1,048	—	47,114	2,231	57,693	—	57,693	(6,294)	51,399	39	9/28/2010	(A)
Ten Parkway North	Chicago, IL	11,468	3,500	276	—	15,764	1,368	20,908	19	20,927	(2,340)	18,587	39	10/12/2010	(A)
4701 Gold Spike Drive	Dallas, TX	9,958	3,500	384	—	14,057	96	18,037	—	18,037	(1,697)	16,340	39	10/27/2010	(A)
1985 International Way	Hebron, KY	6,919	2,200	396	—	10,544	33	13,173	95	13,268	(1,272)	11,996	39	10/27/2010	(A)
3660 Deerpark Boulevard	Jacksonville, FL	7,153	2,061	438	339	10,036	67	12,941	—	12,941	(1,261)	11,680	39	10/27/2010	(A)
Tolleson Commerce Park II	Phoenix, AZ	4,301	2,200	567	—	4,753	62	7,582	187	7,769	(826)	6,943	39	10/27/2010	(A)
Pacific Corporate Park	Sterling, VA	—	13,928	47,023	7,200	46,993	14,810	129,954	110	130,064	(24,458)	105,606	39	11/15/2010	(A)
100 Kimball Drive	Northern, NJ	—	8,800	1,270	—	39,401	2,946	52,417	—	52,417	(5,609)	46,808	39	12/10/2010	(A)
70 Hudson Street	Jersey City, NJ	115,018	55,300	8,885	—	56,195	3,470	123,850	(35,918)	87,932	—	87,932	39	4/11/2011	(A)
90 Hudson Street	Jersey City, NJ	104,863	56,400	9,968	—	76,909	3,198	146,475	946	147,421	(11,453)	135,968	39	4/11/2011	(A)
Millers Ferry Road	Dallas, TX	—	5,835	8,755	—	18,412	688	33,690	150	33,840	(3,969)	29,871	39	6/2/2011	(A)
Sky Harbor Operations Center	Phoenix, AZ	—	—	20,848	—	19,677	4,565	45,090	—	45,090	(7,110)	37,980	39	9/30/2011	(A)

Schedule III—Properties and Accumulated Depreciation Through December 31, 2014 (In Thousands)—(Continued)

		Acquisition Costs							Im- prove- ments Sub- sequent to Purchase Date	Total Cost	Accu- mulated De- precia- tion and Amor- tization	Net Invest- ments in Real Estate	De- precia- tion Life(1)	Date of Acquisition (A)/ Construction (C)(2)
Property	Location	Encumbrance Net	Land	Site Improve- ments	Land Avail- able for Expan- sion	Building and Improve- ments	Tenant Im- prove- ments	Total

Atwater	Philadelphia, PA	—	5,818	11,583	1,033	29,113	30,719	78,266	—	78,266	(8,157)	70,109	39	10/27/2011	(A)
Aurora Commerce Center Bldg. C	Denver, CO	—	2,600	1,126	—	17,466	254	21,446	—	21,446	(1,714)	19,732	39	11/30/2011	(A)
Sabal Pavilion	Tampa, FL	—	3,900	1,394	—	10,734	1,656	17,684	251	17,935	(1,646)	16,289	39	12/30/2011	(C)
2400 Dralle Road	Chicago, IL	—	9,975	4,732	1,731	38,175	912	55,525	8	55,533	(3,825)	51,708	39	3/20/2012	(A)
Midwest Commerce Center I	Kansas City, KS	—	4,739	10,517	1,926	36,170	597	53,949	7	53,956	(3,983)	49,973	39	8/16/2012	(A)
20000 S. Diamond Lake Road	Minneapolis, MN	6,265	1,976	884	—	12,041	55	14,956	—	14,956	(794)	14,162	39	11/7/2012	(A)
Gateway at Riverside	Baltimore, MD	—	6,940	6,597	—	26,918	475	40,930	—	40,930	(2,450)	38,480	39	11/30/2012	(A)
Gateway II at Riverside	Baltimore, MD	—	772	253	1,545	—	—	2,570	—	2,570	(35)	2,535	39	11/30/2012	(A)
701 & 801 Charles Ewing Blvd	Princeton, NJ	—	2,376	3,832	—	14,306	2,268	22,782	190	22,972	(1,652)	21,320	39	12/28/2012	(A)
Mid-Atlantic Distribution Center - Bldg A	Baltimore, MD	—	7,033	3,578	—	24,780	385	35,776	7	35,783	(1,814)	33,969	39	12/28/2012	(A)
1400 Perimeter Park Drive	Raleigh, NC	2,359	765	541	—	3,320	332	4,958	—	4,958	(279)	4,679	39	3/1/2013	(A)
3900 North Paramount Parkway	Raleigh, NC	7,786	861	525	—	12,474	688	14,548	—	14,548	(768)	13,780	39	3/1/2013	(A)
3900 South Paramount Parkway	Raleigh, NC	7,787	1,062	650	—	13,842	552	16,106	—	16,106	(842)	15,264	39	3/1/2013	(A)
Point West I	Dallas, TX	10,716	3,616	1,888	—	21,811	1,339	28,654	—	28,654	(1,911)	26,743	39	3/1/2013	(A)
22535 Colonial Pkwy	Houston, TX	8,031	1,336	992	—	12,499	862	15,689	1,485	17,174	(958)	16,216	39	3/1/2013	(A)
Atrium I	Columbus, OH	21,580	4,131	1,990	—	28,589	3,559	38,269	634	38,903	(2,821)	36,082	39	3/1/2013	(A)
Easton III	Columbus, OH	6,280	2,164	1,591	—	11,944	1,246	16,945	235	17,180	(1,149)	16,031	39	3/1/2013	(A)
Landings I	Cincinnati, OH	16,728	1,689	1,229	—	21,824	1,529	26,271	—	26,271	(1,541)	24,730	39	3/1/2013	(A)
Landings II	Cincinnati, OH	14,740	1,434	877	—	18,637	1,009	21,957	1,082	23,039	(1,603)	21,436	39	3/1/2013	(A)
McAuley Place	Cincinnati, OH	13,056	1,467	637	—	19,996	1,901	24,001	507	24,508	(1,628)	22,880	39	3/1/2013	(A)
Miramar I	Ft. Lauderdale, FL	9,257	9,999	2,280	1,573	3,654	2,457	19,963	—	19,963	(991)	18,972	39	3/1/2013	(A)
Miramar II	Ft. Lauderdale, FL	12,471	9,841	1,857	—	13,949	2,056	27,703	—	27,703	(2,042)	25,661	39	3/1/2013	(A)
Northpoint III	Orlando, FL	10,392	3,157	1,510	—	15,081	1,165	20,913	—	20,913	(1,140)	19,773	39	3/1/2013	(A)
Celebration Office Center	Orlando, FL	8,966	4,892	1,529	—	8,499	657	15,577	8	15,585	(967)	14,618	39	3/1/2013	(A)
Goodyear Crossing II	Phoenix, AZ	19,836	7,471	2,919	—	46,349	492	57,231	60	57,291	(2,673)	54,618	39	3/1/2013	(A)
Norman Pointe I	Minneapolis, MN	22,159	3,369	1,089	—	25,906	1,615	31,979	384	32,363	(2,130)	30,233	39	3/1/2013	(A)
Norman Pointe II	Minneapolis, MN	24,681	1,483	1,123	—	36,298	4,818	43,722	4,166	47,888	(4,548)	43,340	39	3/1/2013	(A)
Carpenter Corporate Center I & II	Dallas, TX	—	5,901	1,160	—	31,201	3,588	41,850	185	42,035	(1,763)	40,272	39	7/31/2013	(A)
1200 Woods Chapel Road	Spartenburg, SC	—	896	2,373	664	4,925	58	8,916	—	8,916	(393)	8,523	39	8/8/2013	(A)
445 Airtech Parkway	Indianapolis, IN	—	3,028	2,636	1,070	19,201	242	26,177	—	26,177	(630)	25,547	39	1/2/2014	(A)
1 Rocket Road	Hawthorne, CA	20,930	15,486	402	—	30,043	731	46,662	—	46,662	(437)	46,225	39	7/31/2014	(A)
1659 Sauget Business Blvd	Sauget, IL	—	698	817	—	17,060	465	19,040	—	19,040	(49)	18,991	39	10/24/2014	(A)
325 CenterPoint Blvd	Pittston, PA	—	2,759	3,097	—	34,352	657	40,865	—	40,865	(108)	40,757	39	11/18/2014	(A)

Schedule III—Properties and Accumulated Depreciation Through December 31, 2014 (In Thousands)—(Continued)

		Acquisition Costs							Im- prove- ments Sub- sequent to Purchase Date	Total Cost	Accu- mulated De- precia- tion and Amor- tization	Net Invest- ments in Real Estate	De- precia- tion Life(1)	Date of Acquisition (A)/ Construction (C)(2)
Property	Location	Encumbrance Net	Land	Site Improve- ments	Land Avail- able for Expan- sion	Building and Improve- ments	Tenant Im- prove- ments	Total

550 Oak Ridge Drive	Hazle Township, PA	—	3,690	4,444	—	28,538	319	36,991	—	36,991	(93)	36,898	39	11/18/2014	(A)
125 Capital Road	Pittston, PA	—	762	996	—	6,059	39	7,856	—	7,856	(20)	7,836	39	11/18/2014	(A)
14-46 Alberigi Drive	Jessup, PA	—	815	1,629	—	6,745	147	9,336	—	9,336	(25)	9,311	39	11/18/2014	(A)
		$610,608	$416,537	$227,480	$23,368	$1,528,719	$133,247	$2,329,351	$(188)	$2,329,163	$(239,973)	$2,089,190
_________

(1)
The initial costs of buildings and improvements are depreciated over 39 years using a straight-line method of accounting; site improvements are depreciated over a range of 15 to 25 years; and improvements capitalized subsequent to acquisition are depreciated over the shorter of the lease term or useful life.

(2)	Represents our date of acquisition or construction.

Investments in real estate (in thousands):

	December 31,
	2014	2013	2012
Balance, Beginning of the Year	$2,270,222	$1,804,885	$1,514,633
Acquisitions	186,931	52,531	230,919
Dispositions	(103,982)	(27,259)	(3,715)
Improvements	11,910	10,056	2,688
Impairment of Real Estate	(35,918)	—	—
Improvements—Variable Interest Entity	—	(72,742)	60,360
Transfer from Joint Venture	—	502,751	—
Balance, End of the Year	$2,329,163	$2,270,222	$1,804,885
Accumulated depreciation related to investments in real estate (in thousands):

	December 31,
	2014	2013	2012
Balance, Beginning of the Year	$(195,778)	$(132,129)	$(88,084)
Additions	(69,584)	(65,565)	(44,402)
Dispositions	15,255	1,916	357
Impairment of Real Estate	10,134	—	—
Balance, End of the Year	$(239,973)	$(195,778)	$(132,129)
The aggregate gross cost of our investments in real estate for U.S. Federal income tax purposes approximated $2.7 billion as of December 31, 2014.

Independent Auditors' Report

The Members
Duke/Hulfish, LLC:
We have audited the accompanying consolidated financial statements of Duke/Hulfish, LLC and its subsidiaries, which comprise the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, members' equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and the related notes to the consolidated financial statements. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule III.
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
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke/Hulfish, LLC and its subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the each of the years in the three-year period ended December 31, 2014 in accordance with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the financial statements, Duke/Hulfish, LLC has changed its method of accounting for Discontinued Operations in 2014 due to the adoption of FASB ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.
/s/ KPMG LLP
Indianapolis, Indiana
February 27, 2015

DUKE/HULFISH, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2014 and 2013

	2014	2013
Assets
Land and Land Improvements	$79,821,076	$90,132,976
Buildings	272,689,564	313,087,526
Tenant Improvements	43,957,270	54,303,654
Construction in Progress	—	62,711
	396,467,910	457,586,867
Accumulated Depreciation	(75,482,009)	(68,842,408)
Net investment Property	320,985,901	388,744,459
Real estate investments and other assets held-for-sale	17,229,854	13,323,862
Cash and Cash Equivalents	2,069,115	3,854,062
Accounts Receivable, Net of Allowance for Doubtful Accounts of $43,742 and $0, Respectively	3,293,110	3,321,135
Accrued Straight Line Rent	7,348,398	8,821,147
Deferred Financing Fees, Net of Accumulated Amortization of $259,515 and $262,719, Respectively	515,475	854,486
Intangible Lease Assets and Deferred Leasing Costs, Net of Accumulated Amortization of $29,170,653 and $36,410,413, Respectively	18,579,794	33,887,957
Prepaid Insurance and Other Assets	667,068	705,459
	$370,688,715	$453,512,567
Liabilities and Members’ Equity
Liabilities Related to Real Estate Investments Held-for-Sale	$11,047,677	$496,413
Mortgage Notes Payable	57,221,650	79,760,611
Accounts Payable and Accrued Expenses	1,027,183	1,665,649
Accrued Real Estate Taxes	3,159,386	5,014,699
Accrued Interest	247,188	338,309
Prepaid Rent and Security Deposits	1,194,650	2,964,411
Other Liabilities	385,048	575,911
Total Liabilities	74,282,782	90,816,003
Members’ Equity	296,405,933	362,696,564
	$370,688,715	$453,512,567

See accompanying notes to consolidated financial statements.

DUKE/HULFISH, LLC AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
Years Ended December 31, 2014, 2013, and 2012

	2014	2013	2012
Revenues:
Contractual Rental Income	$58,760,813	$55,788,713	$53,519,534
Straight-Line Rental Adjustment	(883,236)	1,611,136	1,618,130
	57,877,577	57,399,849	55,137,664
Operating Expenses:
Rental Expenses	7,873,118	7,415,893	7,022,896
Property Management Fees	1,473,436	1,403,112	1,392,826
Real Estate Taxes	7,209,523	7,166,944	6,258,770
Depreciation and Amortization	26,351,964	27,458,307	27,375,314
	42,908,041	43,444,256	42,049,806
Income from Rental Operations	14,969,536	13,955,593	13,087,858
Other Operating Activities:
Gain on Sale of Real Estate	17,033,435	—	—
General and Administrative Expenses	(1,054,492)	(1,124,279)	(872,168)
Operating Income	30,948,479	12,831,314	12,215,690
Other Income (Expenses):
Interest and Other Income	37,396	45,952	10,786
Interest Expense	(4,098,903)	(9,405,710)	(12,859,077)
Loss on Extinguishment of Debt	(1,723,002)	—	—
Income (Loss) from Continuing Operations	25,163,970	3,471,556	(632,601)
Discontinued Operations:
(Loss) Income Before Gain on Distribution of Members' Interest, Loss on Extinguishment of Debt and Impairment Charge	(31,486)	2,241,980	(350,095)
Loss on Extinguishment of Debt	—	(267,935)	—
Impairment Charge	—	(553,173)	—
Gain on Distribution of Member's Interest	50,112	101,140,252	—
Income (Loss) from Discontinued Operations	18,626	102,561,124	(350,095)
Net Income (Loss)	25,182,596	106,032,680	(982,696)
Comprehensive Income (Loss):
Derivative Instrument Activity	—	1,767,658	(814,838)
Comprehensive Income (Loss)	$25,182,596	$107,800,338	$(1,797,534)

See accompanying notes to consolidated financial statements.

DUKE/HULFISH, LLC AND SUBSIDIARIES
Consolidated Statements of Members' Equity
Years Ended December 31, 2014, 2013, and 2012

	CSP Operating Partnership, LP	Duke Realty Limited Partnership	Total
Members’ Equity-December 31, 2011	$375,093,041	$93,773,259	$468,866,300
Capital Contributions	1,691,094	422,773	2,113,867
Capital Distributions	(32,777,014)	(8,194,253)	(40,971,267)
Net Loss	(786,157)	(196,539)	(982,696)
Other Comprehensive Loss	(651,870)	(162,968)	(814,838)
Members’ Equity-December 31, 2012	342,569,094	85,642,272	428,211,366
Capital Contributions	120,475,047	30,118,762	150,593,809
Capital Distributions	(259,127,159)	(64,781,790)	(323,908,949)
Net Income	84,826,144	21,206,536	106,032,680
Other Comprehensive Income	1,414,126	353,532	1,767,658
Members’ Equity-December 31, 2013	$290,157,252	$72,539,312	$362,696,564
Capital Distributions	(73,178,582)	(18,294,645)	(91,473,227)
Net Income	20,146,077	5,036,519	25,182,596
Members’ Equity-December 31, 2014	$237,124,747	$59,281,186	$296,405,933

See accompanying notes to consolidated financial statements.

DUKE/HULFISH, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2014, 2013, and 2012

	2014	2013	2012
Cash Flows from Operating Activities:
Net Income (Loss)	$25,182,596	$106,032,680	$(982,696)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	26,570,729	33,490,625	61,481,758
Amortization of Deferred Financing Fees	110,244	438,630	881,890
Loss on Extinguishment of Debt	1,723,002	267,935	—
Impairment Charge	—	553,173	—
Gain on Sale of Real Estate	(17,033,435)	—	—
Gain on Distribution of Members' Interest	(50,112)	(101,140,252)	—
Straight-Line Rent Adjustment	883,236	(2,333,519)	(4,405,592)
Accounts Receivable, Net	703,463	993,300	(815,750)
Prepaid Insurance and Other Assets	15,003	1,021,127	(1,043,319)
Accounts Payable, Accrued Expenses, and Other Liabilities	(446,966)	(1,682,805)	(1,006,226)
Accrued Real Estate Taxes	(408,568)	492,122	1,382,497
Accrued Interest	(37,949)	(1,595,292)	(36,223)
Prepaid Rent and Security Deposits	(1,434,240)	(568,171)	(1,067,029)
Net Cash Provided by Operating Activities	35,777,003	35,969,553	54,389,310
Cash Flows from Investing Activities:
Development of Real Estate Assets, Net of Amounts Accrued As of Year End	—	(23,340)	(871,267)
Recurring Building Improvements	(602,118)	(488,255)	(464,899)
Recurring Leasing and Tenant Improvement Costs	(1,522,565)	(4,920,220)	(5,043,468)
Proceeds from Depreciated Property Sales, Net	67,858,043	13,798,196	—
Net Cash Provided by (Used in) Investing Activities	65,733,360	8,366,381	(6,379,634)
Cash Flows from Financing Activities:
Loan Acquisition Costs	—	—	(6,035)
Repayment of Mortgage Borrowings	(11,822,083)	(152,840,587)	(6,112,181)
Contributions from Members	—	150,570,469	1,242,600
Distributions to Members	(91,473,227)	(48,298,196)	(40,100,000)
Net Cash Provided by (Used in) Financing Activities	(103,295,310)	(50,568,314)	(44,975,616)
Net (Decrease) Increase in Cash and Cash Equivalents	(1,784,947)	(6,232,380)	3,034,060
Cash and Cash Equivalents At Beginning of Year	3,854,062	10,086,442	7,052,382
Cash and Cash Equivalents at End of Year	$2,069,115	$3,854,062	$10,086,442
Supplemental Cash Flow Disclosure:
Cash Paid for Interest	$4,032,982	$13,378,042	$23,637,169
Supplemental Disclosure of Noncash Activities:
Declared Distribution/Contribution-Anson and Buckeye Expansions	$—	$23,340	$871,267
Distribution of Interests to CSP Operating Partnership, LP and Duke Realty Limited Partnership (Note 6)	$—	$275,587,413	$—
Write-Off of Fully Amortized Deferred Financing Fees	$—	$1,086,386	$—

See accompanying notes to consolidated financial statements.

DUKE/HULFISH, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
1. The Company
Duke/Hulfish, LLC (Company) was formed on April 29, 2008 (inception) by Duke Realty Limited Partnership (DRLP) and CBRE Operating Partnership, L.P. (collectively, the Members), to own and manage commercial real estate properties. Effective July 1, 2012, CBRE Operating Partnership, L.P. changed its name to CSP Operating Partnership, L.P. (CSP) which had no impact on the operating agreement. DRLP's and CSP's percentage membership interests in the Company are 20% and 80%, respectively. The term of the Company extends through December 31, 2033 unless the Company is dissolved earlier pursuant to other conditions as defined in the Company's amended and restated operating agreement.
As of December 31, 2014, the Company's portfolio consisted of seven single-tenant industrial buildings, three single-tenant office buildings, and four multi-tenant office buildings located in the Midwest, South, Southeast, and Southwest comprising approximately 7 million square feet. The portfolio was 99.86% leased as of December 31, 2014.
2. Summary of Significant Accounting Policies

(a)	Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, DH Franklin, LLC, DH Anson, LLC, DH Jacksonville, LLC, DH Plainfield, LLC, DH Wilmer, LLC, DH Buckeye, LLC, DH West Jefferson, LLC, DH Tampa LLC, and Duke Princeton, LLC.
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
Impairment of Real Estate: Real estate investments are individually evaluated for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If such an evaluation is considered necessary, the Company compares the carrying amount of that real estate investment with the expected undiscounted cash flows that are directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of that real estate investment. The Company's estimate of the expected future cash flows used in testing for impairment is based on, among other things, estimates regarding future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of the real estate investments at the end of the anticipated holding period, and the length of the anticipated holding period and is, therefore, subjective by nature. These assumptions could differ materially from actual results. If the Company's strategy changes or if market

DUKE/HULFISH, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
December 31, 2014 and 2013

conditions otherwise dictate a reduction in the holding period and an earlier sale date, an impairment loss could be recognized and such loss could be material. To the extent the carrying amount of a real estate investment exceeds the associated estimate of undiscounted cash flows, an impairment loss is recorded to reduce the carrying value of the asset to its fair value. The Company recorded an impairment charge of $553,173 in 2013 related to two properties that sold during 2013 (Note 2) and one property that is classified as held-for-sale as of December 31, 2013 (Note 2). No impairment was recorded during 2014 or 2012.
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
Acquisition of Real Estate Property and Related Assets: There were no acquisitions of real estate property and related assets in 2014, 2013 or 2012. Acquisition costs are expensed as incurred.
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
Costs incurred in connection with obtaining financing are amortized to interest expense, over the term of the related loan. All direct and indirect costs, including estimated internal costs, associated with the leasing of real estate investments owned by the Company are capitalized and amortized over the term of the related lease. The Company includes lease incentive costs, which are payments made on behalf of a tenant to sign a lease, in intangible lease assets and amortizes them on a straight-line basis over the respective lease terms as a reduction of rental

DUKE/HULFISH, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
December 31, 2014 and 2013

income. The Company includes as lease incentives amounts funded to construct tenant improvements owned by the tenant. Unamortized costs are charged to expense upon the early termination of the lease or upon early payment of the financing. In connection with the sale of one office building in Houston, the Company recorded a loss on debt extinguishment of $1,723,002 during 2014 which represents a prepayment premium and the unamortized financing costs. In connection with the sale of two office buildings in St. Louis, the Company recorded a loss on debt extinguishment of $267,935 during 2013 which represents the unamortized financing costs. Also included in deferred costs are a portion of the purchase price from previous acquisitions that were allocated to in-place lease intangible assets and above or below market leases which are amortized over the remaining life of the related leases.
Amortization expense for in-place lease intangible assets was $8,353,865, $12,697,040, and $24,924,650 for the years ended December 31, 2014, 2013 and 2012, respectively. Estimated amortization expense for the next five years and thereafter is as follows:

Year
2015	$5,741,801
2016	3,537,318
2017	3,490,025
2018	2,450,980
2019	563,317
Thereafter	343,829
$16,127,270
Net amortization expense for above or below market leases of $191,414, $478,632, and $1,798,959 is reflected as a reduction to contractual rental income in the accompanying 2014, 2013, and 2012 consolidated statements of operations, respectively. Estimated net amortization expense for the next five years and thereafter is as follows:

Year
2015	$183,093
2016	203,697
2017	172,965
2018	129,941
2019	70,585
Thereafter	270,096
$1,030,377

(f)	Interest Rate Swap Agreement
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
The Swaps became effective as of August 16, 2011 (the Effective Date) and were to expire on December 6, 2016, May 31, 2018 and January 31, 2019, respectively. The Swaps provided interest rate protection against the increase of one-month LIBOR above 2.00% starting on the Effective Date. The three Swaps provided for notional amounts of balances of $11,366,000, $23,452,000, and $6,652,000 and effectively fixed the

DUKE/HULFISH, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
December 31, 2014 and 2013

variable rate mortgage notes (Note 4) to provide for a fixed interest rate of 3.41%, 3.78%, and 3.95%, respectively, starting on the Effective Date.
During 2012, the Company’s Swaps qualified for hedge accounting under FASB ASC 815, Derivatives and Hedging. Accordingly, for the years ended December 31, 2014, 2013, and 2012, the change in the fair value of the Swaps of $0, ($1,767,658) and $814,838, respectively, was recorded as a component of other comprehensive income in the accompanying consolidated statements of members’ equity.On March 1, 2013, in connection with the distribution of the members' interests in these properties, these three Swaps were assumed by a newly formed entity (Note 6). The effectiveness of the Swaps was evaluated throughout their life using the hypothetical derivative method, under which the change in the Swaps' fair value were compared to the change in the fair value of a hypothetical swap. The ineffective portion of the hedge was insignificant for each period impacted; however, if it was significant, the ineffectiveness would have been recorded in interest expense in the accompanying consolidated statements of operations.
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
The Company records lease termination fees when a tenant has executed a definitive termination agreement with the Company and the payment of the termination fee is not subject to any material conditions that must be met or waived before the fee is due to the Company. The Company recognized $114,267, $33,291, and $36,553 in termination fees during 2014, 2013, and 2012, respectively.

(h)	Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (ASU 2014-02). ASU 2014-02 requires presentation of significant amounts reclassified out of accumulated other comprehensive income. Activity within other comprehensive income or loss includes the amortization to interest expense, over the lives of previously hedged loans, of the values of interest rate swaps that have been settled, as well as changes in the fair values of currently outstanding interest rate swaps that the Company has designated as cash flow hedges. Activity within other comprehensive income is not material for any individual type of activity, as well as for all activities in the aggregate, for all periods presented.
In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). Under ASU 2014-08, only disposals representing a strategic shift in operations (for example, a disposal of a major geographic area or a major line of business) will be presented as discontinued operations, while significant continuing involvement with such dispositions will no longer preclude discontinued operations classification. As current GAAP generally requires companies that sell a single investment property to report the sale as a discontinued operation, the implementation of ASU 2014-08 will result in the Company reporting only sales that represent strategic shifts in operations as discontinued operations. ASU 2014-08 will also require additional disclosures for discontinued operations as well as for material property dispositions that do not meet the new criteria for discontinued operation classification.
ASU 2014-08 is effective for fiscal years beginning on or after December 15, 2014, with early adoption permitted only for disposals or classifications as held-for-sale that have not been reported in financial statements previously issued or available for issuance. The Company adopted ASU 2014-08 early and has applied it with respect to such items during 2014.

DUKE/HULFISH, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
December 31, 2014 and 2013

(i)	Property Sales, Distributions and Discontinued Operations
Gains on sales of all properties are recognized in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360-20, Real Estate Sales. The specific timing of the sale of a building is measured against various criteria in FASB ASC 360-20, Real Estate Sales related to the terms of the transactions and any continuing involvement in the form of management or financial assistance from the seller associated with the properties. The Company makes judgments based on the specific terms of each transaction as to the amount of the total profit from the transaction that the Company recognized considering the Company's level of future involvement with the property of the buyer that acquires the assets. If the full accrual sales criteria are not met, the Company defers gain recognition and accounts for the transaction using finance, installment or cost recovery methods, as appropriate, until the full accrual sales criteria are met. Estimated future costs to be incurred after the completion of each sale are included in the determination of the gain on sales.
Prior to the adoption of ASU 2014-08 and to the extent that a property has had operations prior to sale, and that the Company did not have continuing involvement with the property, gains from sales of depreciated property were included in discontinued operations.
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
On January 16, 2014, the Company sold a multi-tenant office building located in Chicago for $13,000,000. An impairment charge of $285,348 is included in the accompanying consolidated 2013 statement of operations. This building was classified as held-for-sale at December 31, 2013 thus the results of operations have been reclassified to discontinued operations in the accompanying statements of operations for all periods presented.
On December 5, 2014, the Company sold one office building located in Houston for $32,800,000, which included the payoff of an existing mortgage note with a face value of $11,000,000 and an outstanding principal balance of $10,384,817. In connection with this sale the Company recorded a gain on sale of $14,416,291 and a loss on debt extinguishment of $1,723,002. Due to the adoption of ASU 2014-08 the results of operations for this office building have not been reclassified to discontinued operations in the accompanying statements of operations as they did not meet the criteria for inclusion in discontinued operations.
On December 8, 2014, the Company sold two office buildings located in Columbus for $25,850,000. In connection with this sale the Company recorded a gain on sale of $2,617,144. Due to the adoption of ASU 2014-08 the results of operations for these two office buildings have not been reclassified to discontinued operations in the accompanying statements of operations as they did not meet the criteria for inclusion in discontinued operations.
On January 23, 2015, the Company sold a multi-tenant office building located in Raleigh for $20,550,000. The buyer assumed the existing mortgage note with a face value of $11,250,000 and a book value of $10,716,878 at December 31, 2014. This building was classified as held-for-sale at December 31, 2014 and due to the adoption of ASU 2014-08 the results of operations have not been reclassified to discontinued operations in the accompanying statements of operations as they did not meet the criteria for inclusion in discontinued operations.

DUKE/HULFISH, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
December 31, 2014 and 2013

Detail of income and loss before gain on distribution of members' interest, loss on extinguishment of debt and impairment charge are as follows:

	2014	2013	2012
Revenues:
Contractual Rental Income	$56,670	$17,660,937	$67,417,335
Straight-Line Rental Income	—	722,383	2,778,192
	56,670	18,383,320	70,195,527
Operating Expenses:
Rental Expenses	93,325	4,305,291	12,587,780
Property Management Fees	4,733	523,077	1,784,442
Real Estate Taxes	17,593	2,787,335	11,243,134
Depreciation and Amortization	—	5,531,385	32,287,226
	115,651	13,147,088	57,902,582
(Loss) Income from Rental Operations	(58,981)	5,236,232	12,292,945
General and Administrative Expenses	5,958	260,246	957,790
Operating (Loss) Income	(64,939)	4,975,986	11,335,155
Other Income (Expenses):
Interest Expense	—	(2,784,922)	(11,692,392)
Interest and Other Income	33,453	50,916	7,142
(Loss) Income Before Gain on Distribution of Members' Interest, Loss on Extinguishment of Debt and Impairment Charge	(31,486)	2,241,980	(350,095)

(j)	Income Taxes
The Company is subject to state and local income taxation in Texas, Tennessee, and certain Ohio municipalities. The net deferred tax asset or liability related to temporary differences impacting the Company’s expected state and local income taxation is not material. For the years ended December 31, 2014, 2013, and 2012, the Company recorded current state and local income tax expenses of approximately $70,000, $192,000, and $247,000, respectively.
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
The Company accounts for uncertain tax positions in accordance with FASB ASC 740-10, Income Taxes, which prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FASB ASC 740-10 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, and disclosures for uncertain tax positions. The tax years from 2011 through 2014 remain open to examination by the taxing jurisdictions to which the Company is subject. As of December 31, 2014 and 2013, the Company recorded a liability for unrecognized tax benefits, a portion of which represents penalties and interest, of $269,000 and $134,000, respectively.

(k)	Fair Value Measurements
Assets and liabilities recorded at fair value on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities to which the Company has access.

DUKE/HULFISH, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
December 31, 2014 and 2013

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
The fair value approximates the carrying value for all financial instruments except for indebtedness (Note 4).

(l)	Use of Estimates
The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
3. Related Party Transactions
The following summarizes the significant arrangements with entities affiliated with DRLP that provide services to the Company:

•
Management and accounting services are provided for a fee equal to the greater of (1) 2% of the base rent under each lease or (2) the amount of property management fees recoverable from a tenant as additional rent under its lease, as defined. Other professional services are provided for a fee at established hourly rates. These fees amounted to $1,551,760, $2,040,726, and $3,568,760 for the years ended December 31, 2014, 2013, and 2012, respectively.

•
Maintenance services are provided for a fee based on established hourly rates, which amounted to $581,362, $1,063,629, and $2,025,740 for the years ended December 31, 2014, 2013, and 2012, respectively.

•
Administration is provided for a fee equal to 15 basis points (0.15%) per annum of the stated value of the properties owned by the Company or its subsidiaries. These fees amounted to $776,343, $974,191, and $1,540,769 for the years ended December 31, 2014, 2013, and 2012, respectively.

•
Pursuant to the management agreement, DRLP obtains insurance from an affiliate on behalf of the Company. Amounts incurred for insurance premiums were $945,610, $1,253,059, and $2,198,653 for the years ended December 31, 2014, 2013, and 2012, respectively.

•
Leasing costs are provided for a fee by an affiliate of DRLP based on the gross lease value of new leases. These fees amounted to $160,865, $397,388, and $694,310 for the years ended December 31, 2014, 2013, and 2012.

•
Construction management services for tenant improvement costs and expansion projects are provided for a fee of 10% of hard costs, which amounted to $169,176, $567,907, and $630,110 in 2014, 2013, and 2012, respectively, and are capitalized into net investment property in the accompanying consolidated balance sheets.

•
A receivable of $74,092 and a payable of $124,328 for operating expenses and administration fees due from/to DRLP or its affiliates is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2014 and 2013, respectively.

DUKE/HULFISH, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
December 31, 2014 and 2013

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
On August 25, 2011, the Company entered into two mortgage notes with Principal Life Insurance Company totaling $25,000,000. One mortgage note totaled $11,000,000 and bore interest at a fixed rate of 4.42% per annum and provided for monthly interest and principal payments based on a 30-year amortization period through September 1, 2021, at which time all remaining unpaid interest and principal was due. A second mortgage note totaled $14,000,000 and bore interest at a fixed rate of 3.98% per annum and provided for monthly interest and principal payments based on a 25-year amortization period through September 1, 2018, at which time all remaining unpaid interest and principal was due. These notes are secured by two properties acquired during 2010. On March 1, 2013, in connection with the distribution of the members' interests in one of the properties, the $14,000,000 mortgage note was assumed by a newly formed entity (Note 6). On December 5, 2014, in connection with the Company’s sale of one office building located in Houston the buyer assumed the existing mortgage note with a face value of $11,000,000.
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
The Company is in compliance with the terms and covenants of all of the mortgage notes at December 31, 2014 and 2013.

DUKE/HULFISH, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
December 31, 2014 and 2013

At December 31, 2014, the future minimum principal payments of mortgage notes payable including $10,716,878 classified as held-for-sale are as follows:

Year
2015	$1,304,143
2016	1,373,266
2017	1,446,054
2018	1,522,702
2019	1,603,414
Thereafter	60,688,949
$67,938,528
No interest was capitalized in 2014, 2013 or 2012.
The Company has estimated the fair value of the mortgage notes to be approximately $74,800,000 and $82,600,000 at December 31, 2014 and 2013, respectively. The estimated fair value has been determined by the Company using available market information and a discounted cash flow methodology using an interest rate of 3.4% at December 31, 2014 and 4.5% at December 31, 2013. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The current market rate the Company utilized was internally estimated; therefore, the Company concluded its determination of the fair value of its fixed rate secured debt was primarily based upon Level 3 inputs (as described in Note 2) for the years ended December 31, 2014 and 2013. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the liability. The use of different assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
The following table summarizes the book value and changes in the fair value of the Company's mortgage notes for the year ended December 31, 2014:

	Book value at December 31, 2013	Book value at December 31, 2014	Fair value at December 31, 2013	Issuances	Payoffs/Assumptions	Adjustments to fair value	Fair value at December 31, 2014
Mortgage notes	$79,760,611	67,938,528	82,600,000	—	(11,822,083)	4,022,083	74,800,000
5. Leasing Activity
The Company leases its operating properties to tenants under agreements that are classified as operating leases. At December 31, 2014, future minimum receipts from tenants on leases for each of the next five years and thereafter are as follows:

Year
2015	$40,012,552
2016	41,063,348
2017	40,636,017
2018	35,446,578
2019	19,265,640
Thereafter	28,465,341
$204,889,476

DUKE/HULFISH, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
December 31, 2014 and 2013

In addition to minimum rents, certain leases require reimbursements of specified operating expenses, which amounted to $13,837,655, $17,076,541, and $28,955,803 for the years ended December 31, 2014, 2013 and 2012, respectively and is included in contractual rental income.
One tenant occupies 30% of the Company’s 7 million total square feet in two buildings. This tenant accounts for approximately 32% of future minimum receipts.
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
Operating proceeds of $27,200,000 and $6,800,000 were distributed to CSP and DRLP, respectively for the year ended December 31, 2014. In connection with the sale of the four office buildings in Chicago, Columbus and Houston (Note 2), cash proceeds of $45,978,582 and $11,494,645 were distributed to CSP and DRLP, respectively during 2014.
As of December 31, 2014 and 2013, there were no unpaid and accumulated first tier returns due to CSP or DRLP.

DUKE/HULFISH, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
December 31, 2014 and 2013

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
7. Subsequent Event
The Company has evaluated subsequent events through February 27, 2015 and did not identify any additional items requiring disclosure.

Schedule III

DUKE/HULFISH, LLC AND SUBSIDIARIES
Properties and Accumulated Depreciation
December 31, 2014
(In thousands)

			Initial Cost to the Joint Venture
Property	Year Acquired	Encumbrances, Net	Land	Land Improvements	Building	Tenant Improvements	Total Acq. Cost	Improvements Subsequent to Purchase Date	December 31, 2014 Total Cost	Accumulated Depreciation (2)
Buckeye Logistics Center	2008	$—	$3,850	$3,575	$25,108	$6,651	$39,184	$20,454	$59,638	$(12,617)
Aspen Corporate Center 500	2008	—	2,889	2,876	21,223	7,089	34,077	(121)	33,956	(8,897)
All Points at Anson Bldg. 1	2008	—	1,381	4,228	20,029	5,618	31,256	18,556	49,812	(11,091)
201 Sunridge Blvd.	2008	—	5,310	2,304	21,136	934	29,684	(10)	29,674	(4,850)
12200 President's Court	2008	—	6,064	5,985	21,836	776	34,661	—	34,661	(6,394)
AllPoints Midwest Bldg. 1	2008	—	3,370	6,720	33,769	3,889	47,748	64	47,812	(10,078)
125 Enterprise Parkway	2008	—	1,915	2,053	36,909	3,008	43,885	—	43,885	(8,182)
Fairfield Distribution Ctr. IX	2009	4,343	443	1,438	4,414	875	7,170	—	7,170	(1,467)
Regency Creek I*	2010	10,717	1,542	1,619	12,677	2,251	18,089	—	18,089	(3,001)
Weston Pointe I	2011	8,979	2,750	578	11,393	508	15,229	690	15,919	(1,593)
Weston Pointe II	2011	10,828	2,328	489	13,935	973	17,725	1,359	19,084	(2,490)
Weston Pointe III	2011	10,925	2,328	489	15,493	358	18,668	281	18,949	(1,936)
Weston Pointe IV	2011	13,089	2,296	689	15,266	3,008	21,259	270	21,529	(3,016)
West Lake at Conway	2011	9,058	2,253	1,261	8,387	1,757	13,658	721	14,379	(2,871)
Property Held-For-Sale		(10,717)	(1,542)	(1,619)	(12,677)	(2,251)	(18,089)	—	(18,089)	3,001
		$57,222	$37,177	$32,685	$248,898	$35,444	$354,204	$42,264	$396,468	$(75,482)
__________
* Property was classified as held-for-sale as of December 31, 2014 and is included in 'Real estate investments and other assets held-for-sale' within the December 31, 2014 consolidated balance sheet.

(1)	The tax basis (in thousands) of the Company's real estate assets at December 31, 2014 was approximately $415,890 for federal income tax purposes.

(2)	Depreciation of real estate is computed using the straight-line method over 40 years for buildings, 15 years for land improvements and shorter periods based on lease terms for tenant improvements.

	Real Estate Assets			Accumulated Depreciation
	2014	2013	2012	2014	2013	2012
Balance at Beginning of the Year	$471,583	$868,935	$864,607	$(70,155)	$(90,746)	$(56,648)
Construction Costs and Tenant Improvements	1,168	7,107	4,477	—	—	—
Depreciation Expense	—	—	—	(16,806)	(19,662)	(34,247)
Costs of Real Estate Sold or Distributed	(57,667)	(403,826)	—	7,951	40,173	—
Impairment Charge	—	(553)	—	—	—	—
Write-Off of Fully Amortized Assets	(527)	(80)	(149)	527	80	149
Balance at End of Year Including Held-for-Sale	414,557	471,583	868,935	(78,483)	(70,155)	(90,746)
Properties Held-For-Sale	(18,089)	(13,996)	(13,884)	3,001	1,313	807
Balance at End of the Year Excluding Held-for-Sale	$396,468	$457,587	$855,051	$(75,482)	$(68,842)	$(89,939)
See accompanying independent auditors' report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMBERS STREET PROPERTIES

Dated: March 2, 2015	By:	/s/ MARTIN A. REID
	Name:	Martin A. Reid
	Title:	Chief Financial Officer
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JACK A. CUNEO	President, Chief Executive Officer and Trustee,	March 2, 2015
Jack A. Cuneo	(Principal Executive Officer)
/s/ CHARLES E. BLACK	Chairman of the Board and Trustee	March 2, 2015
Charles E. Black
/s/ LOUIS P. SALVATORE	Trustee	March 2, 2015
Louis P. Salvatore
/s/ JAMES M. ORPHANIDES	Trustee	March 2, 2015
James M. Orphanides
/s/ MARK W. BRUGGER	Trustee	March 2, 2015
Mark W. Brugger
/s/ JAMES L. FRANCIS	Trustee	March 2, 2015
James L. Francis
/s/ MARTIN A. REID	Executive Vice President, Chief Financial Officer,	March 2, 2015
Martin A. Reid	Secretary and Trustee (Principal Financial and Accounting Officer)

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

10.1†	2013 Equity Incentive Plan (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35933) filed June 4, 2013 and incorporated herein by reference).
10.2†	Form of Liquidity Award Agreement (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35933) filed June 26, 2013 and incorporated herein by reference).
10.3†	Form of Share Award Agreement (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35933) filed June 26, 2013 and incorporated herein by reference).
10.4
Third Amended and Restated Agreement of Limited Partnership, by and among CB Richard Ellis Realty Trust and the limited partners named therein, dated April 27, 2012 (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File 000-53200) filed April 30, 2012 and incorporated herein by reference).

10.5
Amendment No. 1 to the Third Amended and Restated Agreement of Limited Partnership, by and among Chambers Street Properties and the limited partners named therein, entered into as of July 1, 2012 (Previously filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q (File 000-53200) filed August 14, 2012 and incorporated herein by reference).

10.6
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

10.8
Shareholders' Agreement by and among Goodman Europe Development Trust, RT Princeton CE Holdings, LLC and Goodman Princeton Holdings (LUX) S.À R.L., dated June 10, 2010 (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-53200) filed August 13, 2010 and incorporated herein by reference).

10.9
Shareholders' Agreement by and among Goodman Jersey Holdings Trust, RT Princeton UK Holdings, LLC and Goodman Princeton Holdings (Jersey) Limited, dated June 10, 2010 (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-53200) filed August 13, 2010 and incorporated herein by reference).

10.10
Duke/Hulfish, LLC Amended and Restated Limited Liability Company Agreement, by and between CBRE Operating Partnership, L.P. and Duke Realty Limited Partnership, dated December 17, 2010 (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File 000-53200) filed December 23, 2010 and incorporated herein by reference).

10.11
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

10.12
Loan Agreement, by and between 70 Hudson Street L.L.C., 70 Hudson Street Urban Renewal Associates, L.L.C. and Lehman Brothers Bank, FSB dated April 11, 2006 (Previously filed as Exhibit 10.37 to Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 (File No. 333-152653) filed on April 21, 2011 and incorporated herein by reference).

Exhibit No.

10.13
Loan Assumption and Modification Agreement, by and among RT 90 Hudson, LLC and 90 Hudson Street L.L.C. and Teachers Insurance and Annuity Association of America dated April 11, 2011 (Previously filed as Exhibit 10.38 to Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 (File No. 333-152653) filed on April 21, 2011 and incorporated herein by reference).

10.14
Omnibus Amendment to Loan Documents, by and between RT 90 Hudson, LLC and Teachers Insurance and Annuity Association of America dated July 14, 2011 (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File 000-53200) filed August 15, 2011 and incorporated herein by reference).

10.15
Amended and Restated Promissory Note, by and between RT 90 Hudson, LLC and Teachers Insurance and Annuity Association of America dated July 14, 2011 (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File 000-53200) filed August 15, 2011 and incorporated herein by reference).

10.16
Transition to Self-Management Agreement, by and among CB Richard Ellis Realty Trust, CBRE Operating Partnership, L.P., CBRE Global Investors, LLC and CBRE Advisors LLC, dated April 27, 2012 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File 000-53200) filed April 30, 2012 and incorporated herein by reference).

10.17†
Employment Agreement by and among Chambers Street Properties, CSP Operating Partnership, LP and Jack A. Cuneo (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File 000-53200) filed October 1, 2012 and incorporated herein by reference).

10.18†
Employment Agreement by and among Chambers Street Properties, CSP Operating Partnership, LP and Philip L. Kianka (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File 000-53200) filed October 1, 2012 and incorporated herein by reference).

10.19†
Employment Agreement by and among Chambers Street Properties, CSP Operating Partnership, LP and Martin A. Reid (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File 000-53200) filed October 1, 2012 and incorporated herein by reference).

10.20
First Amendment, dated March 1, 2013, to the Amended and Restated Limited Liability Company Agreement of Duke/Hulfish, LLC, by and between CSP Operating Partnership, LP and Duke Realty LImited Partnership (previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File 000-53200) filed March 7, 2013 and incorporated herein by reference).

10.21
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

10.22
Equity Distribution Agreement, dated November 6, 2013, by and among the Company, CSP Operating Partnership, LP and Wells Fargo Securities, LLC (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35933) filed November 7, 2013 and incorporated herein by reference).

10.23
Equity Distribution Agreement, dated November 6, 2013, by and among the Company, CSP Operating Partnership, LP and Citigroup Global Markets Inc. (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35933) filed November 7, 2013 and incorporated herein by reference).

10.24
Equity Distribution Agreement, dated November 6, 2013, by and among the Company, CSP Operating Partnership, LP and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35933) filed November 7, 2013 and incorporated herein by reference).

10.25
Equity Distribution Agreement, dated November 6, 2013, by and among the Company, CSP Operating Partnership, LP and RBC Capital Markets, LLC (Previously filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-35933) filed November 7, 2013 and incorporated herein by reference).

10.26†
First Amendment to Employment Agreement by and among Chambers Street Properties, CSP Operating Partnership, LP and Martin A. Reid (Previously filed as Exhibit 10.36 to the Annual Report on Form 10-K (File No. 001-359333) filed March 3, 2014 and incorporated herein by reference).

Exhibit No.

10.27†	Incentive Bonus Plan (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35933) filed July 31, 2014 and incorporated herein by reference).
10.28†	Form of Restricted Share Award Agreement (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35933) filed July 31, 2014 and incorporated herein by reference).
10.29†	Form of Restricted Share Unit Award Agreement (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35933) filed July 31, 2014 and incorporated herein by reference).
10.30†
Form of Amended and Restated Indemnification Agreement (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-35933) filed November 3, 2014 and incorporated herein by reference).

10.31†
Memorandum of Retirement, dated November 9, 2014, by and among Chambers Street Properties, CSP Operating Partnership, LP and Jack A. Cuneo (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No.  001-35933) filed November 10, 2014 and incorporated herein by reference).

10.32†
Form of Restricted Share Unit Award Agreement for Non-Employee Trustees (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35933) filed January 9, 2015 and incorporated herein by reference).

10.33†	Form of Restricted Share Unit Award Agreement for Employees, filed herewith.
10.34†	Form of Performance Vesting Restricted Share Unit Award Agreement, filed herewith.
12.1	Statement of Computation of Ratios, filed herewith.
21.1	List of Subsidiaries of Chambers Street Properties, filed herewith.
23.1	Consent of Deloitte & Touche LLP, filed herewith.
23.2	Consent of KPMG LLP, filed herewith.
24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101*
The following materials from Chambers Street Properties' Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders' Equity and Non-Controlling Interest and (v) the Notes to the Consolidated Financial Statements, filed herewith.

__________

†	Denotes a management contract or compensatory plan, contract or arrangement.