Form 10-K/A
period 2014-12-31
CHAMBERS STREET PROPERTIES
filed 2015-03-30
CIK 1297587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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
Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement for its 2015 Annual Shareholders' Meeting expected to be filed on or about April 29, 2015 are incorporated by reference into Part IV of the Annual Report on Form 10-K.

Explanatory Note

On March 2, 2015, Chambers Street Properties (the “Company”) filed with the Securities and Exchange Commission the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “Report”) indicating on the cover page that the Company would file an amendment to the Report to include the audited consolidated financial statements of Goodman Princeton Holdings (Lux) S.à.r.l. ("Goodman Princeton Holdings") as required by Rule 3-09 of Regulation S-X. Goodman Princeton Holdings is an equity method investment in which we own an ownership interest of approximately 80%. Accordingly, we are filing this Amendment No. 1 to the Report to amend Item 15 of the Report, to include the Goodman Princeton Holdings’ audited consolidated financial statements as provided in Exhibit 99.1 attached hereto and the consent of Deloitte & Touche LLP, our independent auditors, with respect to its report on such audited consolidated financial statements, which is provided in Exhibit 23.1. In addition, in connection with the filing of this Amendment No. 1 to the Report and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the currently dated certifications of the Company’s interim chief executive officer and chief financial officer are attached as exhibits hereto.
Except as otherwise expressly noted herein, this Amendment No. 1 does not reflect events occurring after the filing of the Report on March 2, 2015 in any way, except to reflect the changes discussed herein. Accordingly, this Amendment No. 1 should be read in conjunction with the Report and the Company's other filings made subsequent to the filing of the Report.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
b) Exhibits — The exhibit index attached hereto is incorporated by reference under this item.
c) Financial Statements of Unconsolidated Joint Ventures:
The financial statements for Goodman Princeton Holdings are included as they meet the significant subsidiary definition of S-X 210.1-02(w) for the year ended December 31, 2014. The financial statements are listed as Exhibit 99.1 to this Amendment No. 1.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMBERS STREET PROPERTIES

Dated: March 30, 2015	By:	/s/ MARTIN A. REID
	Name:	Martin A. Reid
	Title:	Interim President and Chief Executive Officer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

23.1	Consent of Deloitte & Touche LLP, filed herewith.
31.1	Certification by the Interim President and Chief Executive Officer, and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1
Certification by the Interim President and Chief Executive Officer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1	Goodman Princeton Holdings (Lux) S.à.r.l. Consolidated Financial Statements, filed herewith.