Form 10-K/A
period 2014-12-31
CHAMBERS STREET PROPERTIES
filed 2015-04-30
CIK 1297587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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
The number of shares outstanding of the registrant’s common shares, $0.01 par value, was 236,860,895 as of April 17, 2015.
Documents Incorporated by Reference
None.

Explanatory Note
This Amendment No. 2 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K for the year ended December 31, 2014 of Chambers Street Properties filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2015 (as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on March 30, 2015, the “Original Form 10-K”). This Form 10-K/A is being filed to include certain information that was to be incorporated by reference from our definitive proxy statement (pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) for our 2015 Annual Meeting of Shareholders. This Form 10-K/A hereby amends and restates in their entirety the cover page and Items 10 through 14 of Part III of the Original Form 10-K.
Except as otherwise expressly noted herein and the filing of related certifications, this Form 10-K/A does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Form 10-K, except to reflect the disclosures discussed herein. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and our other filings with the SEC.
Unless the context requires otherwise, all references to “Chambers Street,” “our company,” “we,” “our” and “us” mean Chambers Street Properties.

i

CHAMBERS STREET PROPERTIES

ii

PART III

ITEM 10.	TRUSTEES, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
Trustees of Chambers Street Properties
On March 5, 2015, Jack A. Cuneo stepped down as our President and Chief Executive Officer and resigned from our Board of Trustees. Excluding the vacancy resulting from Mr. Cuneo's resignation, our Board of Trustees currently consists of six trustees each serving for a term of one year and until their successors are duly elected and qualify, which term expires at each annual meeting of shareholders.  Our declaration of trust and bylaws provide that a majority of the entire Board of Trustees may at any time increase or decrease the number of trustees. However, unless our declaration of trust and bylaws are amended, the number of trustees may never be less than the minimum number required by the Maryland REIT law.
The following table and biographical descriptions set forth certain information with respect to each trustee of our Board of Trustees:

Name	Age	Position
Charles E. Black	66	Chairman of the Board of Trustees(1)
Mark W. Brugger	45	Trustee(1)
James L. Francis	53	Trustee(1)
James M. Orphanides	64	Trustee(1)
Martin A. Reid	59	Interim President, Interim Chief Executive Officer, Chief Financial Officer, Treasurer, Trustee
Louis P. Salvatore	68	Trustee(1)
__________

(1)	Independent trustee.
Charles E. Black. Mr. Black has been one of Chambers Street Properties' (NYSE: CSG) trustees since June 2004 and has been the Chambers Street's Chairman of the Board of Trustees since June 2012. Mr. Black is the Chief Executive Officer of CB Urban Development, a development company he founded in 2007 which specializes in mixed-use urban development projects. Mr. Black is also an attorney in private practice who represents developers, land owners and businesses in the development, entitlement, financing and implementation of politically sensitive, public and private real estate projects. In addition, Mr. Black is Managing Director-Public Private Partnership for Gafcon Inc., of San Diego, California. Mr. Black's area of special focus in the real estate industry relates to structuring the entitlement and financing of large public/private mixed-use developments anchored by sports venues, convention centers and other public facilities. Before founding CB Urban Development, Mr. Black was the Regional Senior Vice President (San Diego region) of The Irvine Company. Prior to joining The Irvine Company in March 2006, Mr. Black was the Executive Vice President of JMI Realty, where he had overall management responsibility for the development of Petco Park, the $450 million San Diego Padres baseball park that was completed in February 2004. Prior to joining JMI Realty in 2002, Mr. Black was the President and Chief Operating Officer of the San Diego Padres Baseball Club. From 1991 to 2002, Mr. Black was a partner in the law firm of Gray, Cary, Ware & Freidenrich LLP, where his areas of expertise included real estate acquisition and development, urban planning and development law and development financing. Mr. Black is a member of the Urban Land Institute (ULI) and the land economics society Lambda Alpha International. Mr. Black received a B.S. from the United States Air Force Academy and a J.D. from the University of California at Davis.
Mark W. Brugger. Mr. Brugger has been one of Chambers Street Properties' (NYSE: CSG) trustees since September 2013. Mr. Brugger is a founder of DiamondRock Hospitality Company ("DiamondRock") where he has served as Chief Executive Officer and a member of the Board of Directors since September 1, 2008. Until he was promoted to his current role, Mr. Brugger served as DiamondRock's Executive Vice President, Chief Financial Officer and Treasurer since its formation in 2004. Previously, Mr. Brugger served Marriott International in a number of roles, including as the Chief Executive Officer of Marriott International's synthetic fuels company from 2001 to 2004 and as Vice President of Project Finance from 2000 to 2004. From 1997 to 2000, Mr. Brugger served as Vice President of Investment Sales at Transwestern Commercial Services. From 1995 to 1997, Mr. Brugger was the Land Development Director for Brookfield Residential, formerly Coscan Washington, Inc. Mr. Brugger received a Juris Doctor cum laude from the American University Washington College of Law in 1995 and a B.A. from the University of Maryland at College Park in 1992.

James L. Francis. Mr. Francis has been one of Chambers Street Properties' (NYSE: CSG) trustees since September 2013. Mr. Francis is President and Chief Executive Officer and a Trustee of Chesapeake Lodging Trust, a lodging REIT ("Chesapeake"), positions he has held since Chesapeake's formation. Prior to co-founding Chesapeake, Mr. Francis served as the President and Chief Executive Officer and a director of Highland Hospitality Corporation ("Highland"), positions that he held from Highland's IPO in December 2003 to its sale in July 2007. Following the sale of Highland, Mr. Francis served as a consultant to the affiliate of JER Partners that acquired Highland until September 2008. Since September 2008, until Chesapeake's formation, Mr. Francis was a private investor. From June 2002 until joining Highland in December 2003, Mr. Francis served as the Chief Operating Officer, Chief Financial Officer and Treasurer of Barceló Crestline Corporation ("Barceló"), and served as Executive Vice President and Chief Financial Officer of Crestline Capital Corporation ("Crestline Capital"), prior to its acquisition by Barceló, from December 1998 to June 2002. Prior to the spin-off of Crestline Capital from Host Hotels & Resorts, Inc. (formerly Host Marriott Corporation, "Host Marriott"), Mr. Francis held various finance and strategic planning positions with Host Marriott and Marriott International, Inc. ("Marriott International"). From June 1997 to December 1998, Mr. Francis held the position of Assistant Treasurer and Vice President Corporate Finance for Host Marriott, where he was responsible for Host Marriott's corporate finance function, business strategy and investor relations. Over a period of ten years, Mr. Francis served in various capacities with Marriott International's lodging business, including Vice President of Finance for Marriott Lodging from 1995 to 1997; Brand Executive, Courtyard by Marriott from 1994 to 1995; Controller for Courtyard by Marriott and Fairfield Inn from 1993 to 1994; Director of Finance and Strategic Planning for Courtyard by Marriott and Fairfield Inn from 1991 to 1993; and Director of Hotel Development Finance from 1987 to 1991. Mr. Francis received his B.A. in Economics and Business from Western Maryland College and earned an M.B.A. in Finance and Accounting from Vanderbilt University.
James M. Orphanides. Mr. Orphanides has been one of Chambers Street Properties' (NYSE: CSG) trustees since October 2005. Since January 2010, Mr. Orphanides has been a Partner and the President of Centurion Holdings LLC. Mr. Orphanides has been retired from First Industrial American Title Insurance Company of New York since 2008 where he served as Chairman Emeritus and as a director until the company merged with its parent, First American Title Insurance Company in November 2010. Mr. Orphanides worked for First American from 1992 through 2008 in key executive positions including, from 1996 through 2007, as President, Chief Executive Officer and Chairman of the Board. Prior to joining First American, Mr. Orphanides was a Principal and President of Preferred Land Title Services, Inc. from 1982 to 1992. Mr. Orphanides was an executive at Commonwealth Land Title Insurance Company from 1979 to 1982 and an executive at Chicago Title Insurance Company from 1972 to 1979. Mr. Orphanides was a trustee of Wilshire Enterprises, Inc. from January 2009 through January 2010 where he was a member of the Audit committee and chaired strategic planning. Mr. Orphanides has been actively involved in many non-for profit organizations. Until January 2012, Mr. Orphanides sat on the Board of the American Ballet Theatre. Currently, Mr. Orphanides sits on the Boards of the Foundation for Medical Evaluation and Early Detection, Citizen Budget Commission and CUNY TV Foundation. Mr. Orphanides is also a member of the Hellenic American Bankers Association (HABA); the Economic Club of New York; TPC Golf Club at Jasna Polana in Princeton, New Jersey; the Nassau Club in Princeton, New Jersey, the Union League Club in New York City and the Metropolitan Club in New York City. Mr. Orphanides received a B.A. from Heidelberg College and an M.A. from Queens College of New York.
Martin A. Reid. Mr. Reid has been one of Chambers Street Properties' (NYSE: CSG) trustees since March 2005, its Interim President and Chief Executive Officer since March 2015, its Chief Financial Officer since June 2012, its Treasurer since September 2012, and its Secretary from September 2012 to April 2015. Prior to his appointment as Interim President and Chief Executive Officer, Mr. Reid served as Executive Vice President since September 2012. Mr. Reid has over 35 years of experience in the real estate industry and capital markets. His experience includes a wide range of real estate investment, financing and management activity in both public and private markets. From September 2010 to June 2012, Mr. Reid was the Executive Vice President, Development and Acquisitions at Interstate Hotels & Resorts where he was responsible for real estate holdings, sourcing and acquiring hotels, and identifying management contract opportunities. Prior to joining Interstate, Mr. Reid was a partner in Cheswold Real Estate Investment Management. Prior to joining Cheswold, Mr. Reid was a partner in Redstone Hotel Partners, advising on hotel transactions and fund raising activities. From 1998 until 2006, Mr. Reid was Managing Director-Capital Markets of Thayer Lodging Group where he was responsible for acquisitions, dispositions, capital raising and financial matters. Mr. Reid's broad background in real estate investment, capital markets and finance also includes experience in public accounting and financial reporting. Mr. Reid received a B.S. in Accounting from the State University of New York at Albany and an M.B.A. in Financial Management from Pace University. Mr. Reid is a Member of the American Institute of Certified Public Accountants and is a Full Member of the Urban Land Institute (ULI).
Louis P. Salvatore. Mr. Salvatore has been one of Chambers Street Properties' (NYSE: CSG) trustees since July 2012. Mr. Salvatore has been employed by Arthur Andersen LLP since 1967, where he currently works part-time focusing on the wind down of the public accounting practice. Mr. Salvatore was a partner at Arthur Andersen LLP from 1977 until 2002 and held a number of management positions with Arthur Andersen LLP including Office Managing Partner for Metro New York, Northeast Region Managing Partner, Member of the Worldwide Board of Partners and Interim Managing Partner of Andersen Worldwide. He also currently serves as an independent director and Chairman of the Audit Committee for public traded closed end and open end funds managed by Brookfield Asset Management and serves as a Board Member and Chairman of the Audit Committee for Turner Corporation and for SP Fiber Technologies Inc. Mr. Salvatore previously served as a Board Member and Chairman of the Audit Committee for Jackson Hewitt Tax Service Inc. from 2004 through 2011 and for Crystal River Capital Inc., a mortgage REIT sponsored by Brookfield Asset Management, from 2005 through 2010. In addition, Mr. Salvatore has served on the board of many of New York area civic and community organizations, including New York Partnership, United Way of New York City and Catholic Charities Dioceses of Brooklyn. Mr. Salvatore also holds a Masters Professional Director Certification from the American College of Corporate Directors. Mr. Salvatore received a B.S. in Accounting from Fordham University.
Non-Trustee Executive Officers of Chambers Street Properties
Philip L. Kianka. Mr. Kianka has been Chambers Street Properties' (NYSE: CSG) Executive Vice President and Chief Operating Officer since October 2008. Mr. Kianka has also been the Director of Operations of our former Investment Advisor since January 2006. Mr. Kianka was a Managing Director of CBRE Global Investors from January 2009 to June 2012. Mr. Kianka has over 30 years of experience in the real estate industry and has been involved in a wide range of activities including acquisitions, asset and portfolio management, development, dispositions, finance and joint venture structuring. Prior to joining CBRE Global Investors in January 2006, Mr. Kianka served as Vice President and senior asset manager for Lexington Properties Trust from 1997 to December 2005. Mr. Kianka also spent 13 years as Vice President at Merrill Lynch Hubbard, a real estate subsidiary of Merrill Lynch which acquired, operated and sold more than 100 properties valued at over $1.8 billion on behalf of over 240,000 individual investors. Mr. Kianka is a sustaining member of the Samuel Zell and Robert Lurie Real Estate Center at The Wharton School of the University of Pennsylvania, a member of The Greater Philadelphia Chapter of the National Association of Industrial and Office Properties and a full member of the Urban Land Institute. Mr. Kianka received a B.A. and a Masters of Architecture from Clemson University in Clemson, South Carolina and is a licensed architect in the State of New Jersey. Mr. Kianka is 58 years old.
Hugh S. O’Beirne. In April 2015, Mr. O’Beirne was appointed as Chambers Street Properties' (NYSE: CSG) Executive Vice President, Chief Legal Officer, General Counsel, and Secretary. Mr. O'Beirne was also appointed Chief Compliance Officer and Chief Risk Officer. Prior to his appointments, he served as our General Counsel since July 2012 and as the Senior Counsel for our former investment advisor since December 2007, where he has overseen and directed all of the legal affairs and compliance activities of our company.  Mr. O’Beirne has 15 years of corporate and securities experience and 10 years of REIT experience. Prior to joining Chambers Street in December 2007, Mr. O’Beirne was a senior associate and member of the REIT practice at Alston & Bird LLP.  Mr. O’Beirne joined Alston & Bird LLP in 2005. From 2000 through 2004, Mr. O’Beirne was an associate in the Corporate & Securities practice at Sidley Austin LLP. Mr. O’Beirne received a J.D. from Vanderbilt University School of Law in 2000, an M.A. from Boston College in 1997, and a B.A. from Merrimack College in 1993. Mr. O’Beirne is 44 years old.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and trustees, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. To our knowledge, based solely on a review of the copies of the forms received and written representations, we believe that during fiscal year 2014, our executive officers, trustees and persons who own more than 10% of a registered class of our equity securities complied with the beneficial ownership reporting requirements of Section 16 (a) of the Exchange Act.
Amended and Restated Code of Business Conduct and Ethics
Our Board of Trustees has adopted an amended and restated code of business conduct and ethics that applies to our trustees, executive officers and employees. Among other matters, our amended and restated code of business conduct and ethics was designed to deter wrongdoing and to assist our trustees, executive officers and employees in promoting honest and ethical conduct, including the following: ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications; compliance with applicable governmental laws, rules and regulations; prompt and anonymous internal reporting of violations of the code to appropriate persons identified in the code; and accountability for adherence to the code.

Any amendment to, or waiver of, this amended and restated code of business conduct and ethics may be made only by our Board of Trustees or one of our board committees specifically authorized for this purpose and we intend to disclose any changes in or waivers from our code of ethics by posting such information on our website or by filing a Current Report on Form 8-K. The amended and restated code of business conduct and ethics is available free of charge on our website at http:// www.chambersstreet.com under the Investor Relations—Corporate Overview "Governance Documents" section.
Consideration of Trustee Candidates
The Nominating and Corporate Governance Committee considers properly submitted shareholder recommendations for candidates for membership on our Board of Trustees as described below under "Identifying and Evaluating Trustee Candidates." In evaluating such recommendations, the Nominating and Corporate Governance Committee seeks to achieve a balance of knowledge, experience and capability on our Board of Trustees and to address the membership criteria set forth below under "Trustee Qualifications." Any shareholder recommendations for consideration by the Nominating and Corporate Governance Committee should include the nominee's name and qualifications for Board of Trustees membership. The recommending shareholder should also submit evidence of the shareholder's ownership of our shares, including the number of shares owned and the length of time of ownership. The recommendation should be addressed to Chambers Street Properties, 47 Hulfish Street, Suite 210, Princeton, New Jersey 08542, Attn: Secretary.
Trustee Qualifications. Our corporate governance guidelines contain the membership criteria for our Board of Trustees. Trustees should (i) possess the highest personal and professional ethics, integrity and values, exercise good business judgment and be committed to representing the long-term interests of our company and our shareholders, and (ii) have an inquisitive and objective perspective, practical wisdom and mature judgment. We endeavor to have a Board of Trustees representing a diverse education and experience that provides knowledge of business, financial, governmental or legal matters that are relevant to our business and to our status as a publicly owned company.
Trustees must be willing to devote sufficient time and effort to carrying out their duties and responsibilities effectively and should be committed to serve on our Board of Trustees for an extended period of time. Trustees who also serve as chief executive officers or hold equivalent positions at other companies should not serve on more than two other boards of public companies in addition to our Board of Trustees and other trustees should not serve on more than four other boards of public companies in addition to our Board of Trustees. Current positions in excess of these limits may be maintained, unless our Board of Trustees determines that doing so would impair the quality of the trustee's service to our Board of Trustees.
The Nominating and Corporate Governance Committee ensures that the potential nominee is not an employee or agent of and does not serve on the board of directors or similar managing body of any of our competitors and determines whether the potential nominee has an interest in any transactions to which we are a party.
Prior to a vote as to whether a potential nominee is recommended to the Board of Trustees, each member of the Nominating and Corporate Governance Committee is provided reasonable access to such potential nominee. Such access includes a reasonable opportunity to interview such potential nominee in person or by telephone and to submit questions to such potential nominee. In addition, each potential nominee provides the Nominating and Corporate Governance Committee with a written detailed biography and identify on which committees of the Board of Trustees, if any, the potential nominee would be willing to serve.
Identifying and Evaluating Trustee Candidates. The Nominating and Corporate Governance Committee may solicit recommendations for trustee nominees from any or all of the following sources: non-management trustees, the Chief Executive Officer and President, other executive officers, third-party search firms or any other source it deems appropriate. As described above, the Nominating and Corporate Governance Committee will also consider potential nominees recommended by shareholders.
The Nominating and Corporate Governance Committee will review and evaluate the qualifications of any proposed nominee that it is considering in compliance with the Nominating and Corporate Governance Committee's procedures for that purpose, and conduct inquiries it deems appropriate into the background of any proposed nominee. In identifying and evaluating a proposed nominee, the Nominating and Corporate Governance Committee may consider, in addition to the minimum qualifications for Nominating and Corporate Governance Committee-recommended nominees, all facts and circumstances that it deems appropriate or advisable, including, among other things, the skills of the proposed nominee, his or her depth and breadth of business experience, his or her independence and the needs of our Board. Neither the Nominating and Corporate Governance Committee nor our Board of Trustees has a specific policy with regard to the consideration of diversity in identifying trustee nominees, although both may consider diversity when identifying and evaluating proposed nominees. The Board of Trustees does not discriminate on the basis of race, color, national origin, gender, religion, disability, or sexual preference in selecting trustee candidates. Each trustee must represent the interests of all of our shareholders. As noted above, the Nominating and Corporate Governance Committee, when recommending a candidate for nomination to the Board of Trustees, may consider whether the nominee, if elected, assists in achieving a mix of board members that represents a diversity of background and experience. The Nominating and Corporate Governance Committee will evaluate all proposed nominees that it considers or who have been properly recommended to it by a shareholder based on the same criteria and in substantially the same manner, with no regard to the source of the initial recommendation of the proposed candidate for nomination.
Audit Committee
We have a standing Audit Committee, consisting of Messrs. Salvatore (Chairman), Black, Brugger and Francis, each of whom is "independent" as such term is defined by the applicable rules of the SEC and the New York Stock Exchange (the "NYSE"). Our Audit Committee's primary functions are to select and appoint our independent registered public accounting firm (including overseeing the auditor's qualifications and independence) and to assist our Board of Trustees in fulfilling its oversight responsibilities by reviewing (i) the financial information to be provided to the shareholders and others, (ii) the system of internal controls that management has established, (iii) the performance of our internal audit function and independent auditor, and (iv) the audit and financial reporting process. Our Audit Committee also prepares the report that the rules of the SEC requires to be included in our annual proxy statement and provides an open avenue of communication among our independent registered public accounting firm, our internal auditors, our management and our Board of Trustees. Our Board of Trustees has approved a written charter for our Audit Committee, a copy of which is available on our website at http:// www.chambersstreet.com under the Investor Relations—Corporate Overview "Governance Documents" section.
Audit Committee Financial Expert
Our Board of Trustees has determined that our Audit Committee has at least one "audit committee financial expert," as defined in Item 407(d)(5) of SEC Regulation S-K, such expert being Mr. Louis P. Salvatore, and that he is "independent" as such term is defined by the applicable rules of the SEC and the NYSE. Mr. Salvatore has agreed to serve as our audit committee financial expert.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Introduction
This section describes the material elements of our executive compensation program, the compensation decisions our Compensation Committee has made under the program and the factors considered in making those decisions for our "named executive officers" or "executives" for 2014, who were:

Name	Position	Age
Jack A. Cuneo	Former President and Chief Executive Officer(1)	67
Martin A. Reid	Interim President and Chief Executive Officer, and Chief Financial Officer, and Treasurer	59
Philip L. Kianka	Executive Vice President and Chief Operating Officer	58
__________

(1)
On March 5, 2015, Mr. Cuneo stepped down as President and Chief Executive Officer and resigned from our Board of Trustees and Mr. Reid was named as our company's Interim President and Chief Executive Officer. The discussion in this Form 10-K/A regarding the various elements of Mr. Cuneo's 2014 compensation does not reflect any severance compensation, except as set forth under "—Mr. Cuneo’s Memorandum of Retirement" on page 15 below, where the actual amounts that Mr. Cuneo receives in connection therewith are described.

Executive Summary
2014 Business Highlights

In 2014, we focused our efforts on disposing non-core office assets in our existing portfolio and acquiring high quality industrial assets. Further, we continued to successfully execute on our strategic objectives, including an intense focus on asset management, capital investment and balance sheet management.
We realized several significant accomplishments in 2014, including:

•	We acquired seven wholly-owned industrial properties located in the United States for approximately $203.6 million, each of which is fully leased to a creditworthy tenant.

•
Pursuant to our investment strategy, we disposed of non-core assets consisting of (i) three office properties for approximately $64.7 million located in the United States and the United Kingdom, (ii) our last retail property located in the United Kingdom for approximately $63.0 million, and (iii) four multi-tenant office properties held in the Duke JV for approximately $71.8 million (of which our pro rata share was approximately $57.4 million).

•	We leased over 4.1 million net rentable square feet, and at December 31, 2014, our portfolio was 98.3% leased.

•
Our 2014 operating activities helped grow our funds from operations, or FFO, from $0.59 per share in 2013 to $0.64 per share in 2014, and our core funds from operations, or Core FFO, from $0.65 per share in 2013 to $0.69 per share in 2014.

•	We declared and paid monthly distributions on our common shares, returning approximately $119.4 million to shareholders.
Objectives of Our Compensation Program
The objectives of our compensation program include the following:

•	to attract and retain leading talent in our areas of operation;

•	to motivate our executives to work toward short-term financial efficiency and long-term value creation based on our overarching business strategy;

•	to align the interests of our management with those of our shareholders; and

•	to achieve the appropriate balance between risk and reward while avoiding the creation of incentives for unnecessary or excessive risk taking.
2014 Compensation Overview
Highlighted below are the key components of our executive compensation program, the purpose of each component and the process for determining each component.

Compensation Component	Description and Purpose	Process/Highlights
Annual Base Salary	● Fixed compensation necessary to attract and retain an exceptional management team. ● Based on competitive market, individual role, experience and potential.
● Salaries are fixed in the employment agreements of each of our executives. 2014 salaries for our named executive officers were the same as 2013 salaries.
● Refer to the subsection entitled "Annual Base Salary" under the discussion of "—How We Determine Executive Compensation—Our Executive Compensation Elements."

Compensation Component	Description and Purpose	Process/Highlights
Annual Cash Incentive Compensation
● Performance-based cash incentives that reward achievement of quantitative performance goals.
● Tied to our company's business plan and individual goals.
● Based 75% on our company's performance against four financial metrics (Core FFO per share, ratio of net debt to earnings before interest, taxes, depreciation and amortization, or EBITDA, dispositions of non-core assets, and percentage of portfolio leased), which are weighted based on relative importance. Refer to the Original Form 10-K for a reconciliation of FFO and Core FFO and refer to page 29 of this Form 10-K/A for a reconciliation of EBITDA to net income attributable to our common shareholders for the year ended December 31, 2014 and information regarding our use of these financial measures.
● Based 25% on individual performance goals.

● In 2014, Core FFO per share was $0.69 resulting in achievement of 100% of target for this component; ratio of net debt to EBITDA was 6.82x resulting in achievement of 72.1% of target for this component; disposition of non-core assets was $185.1 million resulting in achievement of 135.1% of target for this component; and percentage of portfolio leased was 98.3% resulting in achievement of 144.3% of target for this component.
● Despite our strong operational performance, the Committee was disappointed in our relative total shareholder return. As a result, the Committee reduced the bonuses funded for each of our named executive officers. Actual bonuses paid in 2015 (for 2014 performance) to our named executive officers ranged from 75% to 79.5% of executive’s target opportunity. Mr. Reid also received an additional cash bonus of $100,000 for assisting our company in the transition to a new Chief Executive Officer.
● Refer to the subsection entitled "Annual Cash Incentive Compensation and Long-Term Equity Incentive Grants" under the discussion of "—How We Determine Executive Compensation—Our Executive Compensation Elements."

Compensation Component	Description and Purpose	Process/Highlights
Annual Long-Term Equity Incentive Grants
● Aligns executive compensation with total shareholder return over multi-year performance and vesting periods.
● The number of shares granted in 2015 (for 2014 performance) as a percentage of each executive’s target based 100% on our company's performance against the same four financial metrics described above under Annual Cash Incentive Compensation.
● Starting with the 2015 grants (the size of which was based on 2014 performance), 50% of long-term equity incentives will be earned based on our company's three-year total shareholder return performance relative to peers.

● Grants are made in the first quarter each year with the number of shares based on the prior year’s performance.
● The number of shares granted to each executive in 2014 was based on 2013 performance. Based on the Committee’s assessment of our company’s and each executive’s 2013 performance, the Committee granted Messrs. Cuneo, Reid, and Kianka 93%, 97.2%, and 97.2% of their respective annual target equity opportunities. Mr. Cuneo also received in 2014 40,875 restricted shares based on achievement of performance objectives that were not previously achieved in 2012. The 2014 grants (for 2013 performance) consisted of restricted shares vesting in three equal annual installments from the grant date based on continued employment.
● The number of shares granted to each executive in 2015 was based on 2014 performance. Despite our strong operational performance, the Committee was disappointed in our relative total shareholder return. As a result, the Committee reduced the shares granted to each of our named executive officers. Based on the Committee’s assessment of our company’s and each executive’s 2014 performance, the Committee granted Messrs. Cuneo, Reid, and Kianka 75%, 100%, and 83.3% of their respective annual target equity opportunities. Half of the shares granted in 2015 (for 2014 performance) were performance share units, or PSUs, that will be earned from 0% to 150% of the target number of PSUs based on our total shareholder return relative to an index of peers over a three-year performance period conditioned on continued employment. The other half of the shares were restricted share units, or RSUs, that vest in three equal annual installments from the date of grant based on continued employment. These awards will be included as a part of 2015 compensation in the Summary Compensation Table in our 2016 proxy statement.
● Refer to the subsection entitled "Annual Cash Incentive Compensation and Long-Term Equity Incentive Grants" under the discussion of "—How we Determine Executive Compensation—Our Executive Compensation Elements."

Compensation Component	Description and Purpose	Process/Highlights
Benefits and Perquisites
● Designed to attract and retain high performing employees.
● Named executive officers may participate in the same benefits plans as all other employees. There are no perquisites provided exclusively to our executives.
● Includes health, dental and vision insurance, group term life insurance, disability coverage, a 401(k) plan with matching contributions, and parking. ● All employee plans are reviewed annually.
Compensation Mix
Our executive compensation program is designed to balance short-term and long-term objectives, support management's sustained ownership of company shares, and reinforce the importance of shareholder value creation by awarding variable compensation to our executives. The following charts illustrate the target mix between direct compensation elements (base salary, annual cash bonus and long-term equity incentives in the form of RSUs and PSUs) for our former Chief Executive Officer and the average of our other named executive officers for 2014:
Our Compensation Committee determined that this balance is appropriate to emphasize variable, performance-based compensation, including, equity-based compensation, to enhance our executives' focus on performance, and to align the interests of our executives and our shareholders.

Compensation Best Practices
Our executive compensation practices are intended to be consistent with recognized corporate governance best practices, as illustrated in the following list of what we do and do not do:

What We Do:	What We Do Not Do:

✓    Our executives' total compensation opportunity is primarily based on performance, awarded through our short (annual) and long-term incentive compensation programs.
✓    Starting with 2015 grants based on 2014 performance, fifty percent of our long-term incentive compensation is in PSUs, intended to reward future performance, which vest based on our relative total shareholder return performance versus the constituents of a peer index over a period of three years from the date of the grant.
✓   We have robust share ownership guidelines for our named executive officers and trustees.
✓    Our Compensation Committee retains and meets regularly with an independent compensation consultant to advise on executive and trustee compensation
✓    A “clawback” policy is in effect to recover cash and equity compensation amounts inappropriately paid to our named executive officers in the event of a restatement of our financial statements.
✓    Our Compensation Committee regularly reviews our company's incentive compensation programs to ensure they are designed to create and maintain shareholder value and do not encourage excessive risk taking.

✗    We do not provide golden parachute excise tax or other tax gross-ups.
✗     We do not provide “single-trigger” cash severance upon a change in control.
✗     We do not pay dividend equivalents on PSUs; we do not pay dividend equivalents on RSUs unless the underlying shares vest.
✗     We do not provide executive perquisites.
✗     Our equity plans expressly forbid option repricing, and exchange of underwater options for other awards or cash, without shareholder approval.
✗     We prohibit executives and trustees from hedging and pledging company securities.

Objectives of our Compensation Program
Our company recognizes that the knowledge, skills, abilities, and commitment of our named executive officers are critical factors that drive our long-term value. Therefore, the primary objective of our Compensation Committee is to ensure that our company has in place a competitive and comprehensive compensation program that allows us to attract and retain qualified and talented individuals who possess the skills and expertise necessary to lead, manage, and grow our company. The Compensation Committee strives to achieve the appropriate balance between risk and reward while avoiding the creation of incentives for unnecessary or excessive risk taking.
Our Compensation Committee designed our executive compensation program for the 2014 fiscal year to motivate our executives to work toward long-term value creation based on our overarching business strategy. In particular, annual cash incentive compensation and the award of annual long-term equity incentive grants serve directly to align value creation of our executives with our shareholders. Annual cash incentive compensation is intended to reward the executive team for short-term financial efficiency. Recurring annual equity incentive grants are intended to focus executives on long-term shareholder value creation. Both are also intended to provide a strong and immediate retention mechanism consistent with market practice.
Shareholder Advisory Vote
During our 2014 Annual Meeting, shareholders were provided the opportunity to cast votes to approve a non-binding advisory resolution on executive compensation (a "say-on-pay" proposal). Approximately 96.5% of shareholders voting on the proposal voted to approve the non-binding advisory resolution on executive compensation. No changes were made to our programs directly because of the 2014 vote outcome. However, each year, our Compensation Committee reviews our executive compensation program and related practices to ensure they continue to support our business strategies and remain consistent with corporate governance “best practices.” For example, starting with 2015 long-term incentive grants for 2014 performance, half of the shares granted will vest based on our relative total shareholder return versus the constituents of a peer index. We have also broadened our clawback and anti-pledging policies for named executive officers. See "—Other Matters—Clawback Policy" and "—Other Matters—Anti-Hedging, Anti-Short Sale, and Anti-Pledging Policies." The Compensation Committee values feedback from shareholders and will continue to consider the results of our shareholders’ advisory vote on executive compensation in its evaluation of our programs.
How We Determine Executive Compensation
Our Compensation Committee determines incentive compensation for our named executive officers and is comprised of four of our independent trustees, Messrs. Brugger (Chairman), Black, Orphanides and Salvatore, each of whom is "independent" as such term is defined by the applicable rules of the SEC and the NYSE. Mr. Brugger took over for Mr. Black as Chairman of our Compensation Committee in October of 2014.
Our Compensation Committee meets during the year to evaluate executive performance, to monitor market conditions in light of our goals and objectives, to solicit input from our independent compensation consultant on market practices, including peer group pay practices and new developments, and to review our executive compensation practices. As part of these meetings, in evaluating its executive compensation policies and practices for 2014, our Compensation Committee considered industry best practices and the compensation programs of our peers.
Peer Group
Peer group data is used for market comparisons in setting target pay levels to determine whether our current incentive compensation design continues to be appropriate. Our peer group constitutes REITs that are comparable in size, scope and complexity, and that have a type and amount of assets under management similar to us. Through consultation with Towers Watson and our executives, our Compensation Committee identified 19 companies as members of our peer group for 2014. The constituency of the peer group will be revisited each year to ensure it remains appropriate.
The following companies comprise our current peer group of companies:

Peer Group Companies
Acadia Realty Trust	Highwoods Properties Inc.
American Realty Capital Trust, Inc.	Hudson Pacific Properties, Inc.
Biomed Realty Trust Inc.	Kilroy Realty Corp.
Brandywine Realty Trust	Lexington Realty Trust
Corporate Office Properties Trust	Liberty Property Trust
DCT Industrial Trust Inc.	Mack-Cali Realty Corp.
EastGroup Properties Inc.	Piedmont Office Realty Trust, Inc.
First Industrial Realty Trust Inc.	Realty Income Corp.
Franklin Street Properties Corp.	Spirit Realty Capital, Inc.
Healthcare Trust of America, Inc.	Washington Real Estate Investment Trust
Pay Philosophy
Our compensation program is focused on a pay for performance design.  Our pay philosophy is to provide target total direct compensation opportunities through a competitive, comprehensive and integrated package, which is targeted at the median pay range of our peers and is aligned with the achievement of our corporate goals and objectives.  Our Compensation Committee also has the discretion to deviate from this philosophy when business conditions warrant.  Actual compensation earned can be above or below target, based upon the achievement of quantitative factors that are objectively determined.
Use of Independent Compensation Consultants
In fiscal years 2012 and 2013, our Compensation Committee, in consultation with our former independent compensation consultant, Towers Watson & Co., or Towers Watson, established a discretionary executive compensation program as our company transitioned to an internalized management structure. With the transition complete, for fiscal year 2014, our Compensation Committee developed and implemented, in consultation with Towers Watson, a performance-oriented executive incentive compensation plan based on objectively determinable quantitative factors aligned with our company's performance. For further detail about our new executive incentive compensation plan, see "—How we Determine Executive Compensation-—Our Executive Compensation Elements."
In addition, in 2014 Towers Watson provided our Compensation Committee with relevant data concerning the marketplace, our peer group and its own independent analysis and recommendations concerning executive compensation. Towers Watson also regularly participated in Compensation Committee meetings in 2014. Towers Watson did not provide any additional services to our Compensation Committee and did not provide any services to our company other than to the Compensation Committee.
In January 2015, our company engaged a new independent compensation consultant, Frederick W. Cook & Co., Inc., or Cook & Co., to replace Towers Watson. Cook & Co. has assisted our Compensation Committee in analyzing 2014 executive performance under our new executive incentive compensation plan and in allocating cash bonuses and equity to our executives. Going forward, Cook & Co. will assume and perform the duties for which we previously retained Towers Watson. Our Compensation Committee has reviewed the independence of Cook & Co.'s advisory role relative to the six consultant independence factors adopted by the SEC to guide listed companies in determining the independence of their compensation consultants, legal counsel, and other advisors. Following our review, our Compensation Committee concluded that Cook & Co. has no conflicts of interest, and provides our Compensation Committee with objective and independent executive compensation advisory services. Cook & Co. does not provide any additional services to our Compensation Committee and does not provide any services to our company other than to the Compensation Committee.
Our Executive Compensation Elements
Annual Base Salary
The annual base salary for each of our named executive officers is as follows and fixed in their respective employment agreements:

•	Mr. Cuneo — $725,000 per year;

•	Mr. Reid — $450,000 per year; and

•	Mr. Kianka — $450,000 per year.
Their employment agreements are further described herein under "—Employment Agreements with our Named Executive Officers—Base Salary.” Such base salary may be increased (but not decreased) at the discretion of our Compensation Committee. Base salaries are fixed at levels intended to reflect the scope of each executive's duties and responsibilities and further take into account the compensation paid by our peers for similar positions. In addition, we structure an executive's annual base salary to be a relatively low percentage (approximately 24%-30%) of total compensation as the Compensation Committee is focused on a pay-for-performance design.
Annual Cash Incentive Compensation and Long-Term Equity Incentive Grants
In fiscal year 2014, we introduced a new executive incentive compensation program for our named executive officers based on objective factors aligned with our company's performance. The two primary components of the incentive compensation program are:

•	annual cash incentive compensation; and

•	annual long-term equity incentive grants.

Our Compensation Committee determined that we should provide annual cash incentive compensation, sometimes referred to herein as a cash bonus, to motivate our named executive officers to achieve key short-term corporate strategic milestones and to reward achievement of certain individual goals. Annual long-term equity incentive awards for 2014 (granted in 2015) also motivate our named executive officers to achieve key annual objectives, and also reward our long-term absolute and relative total shareholder return performance, which further aligns the interests of executives with shareholder interests.
Establishing the Target Pools
For 2014, our Compensation Committee established a pool for each of the annual cash incentive compensation and annual long-term equity incentive grants. For the annual cash incentive compensation, the target amount of the pool equaled the sum of the annual cash incentive targets of each participant in the pool. For the annual long-term equity incentive grants, the target number of shares in the pool equaled the sum of each participant’s annual equity incentive share target.
Determining the Actual Pools
Our company's performance was measured based on the four financial metrics illustrated in the table below. These financial metrics were determined through discussions with our company’s management based upon on our company’s strategic objectives. Each metric was assigned a weight based on its relative importance in execution of our strategy. The actual size of each pool was determined based on our company's performance during 2014. Each metric has a performance goal established at threshold, target and maximum levels. Threshold performance would result in an actual pool equal to 50% of the target pool, target performance would result in an actual pool equal to 100% of the target pool, and maximum performance would result in an actual pool equal to 150% of the target pool. Linear interpolation was applied between the threshold and target goals and the target and maximum goals.
The following table sets forth the metrics, weightings, and performance goals used to determine the size of the incentive compensation pools:

Metric		Weight Relative to Target Pool Amount	Performance Levels
			Threshold Goal	Target Goal	Maximum Goal	Actual
			50% of Target	100% of Target	150% of Target	106%(1)

(1)	Core FFO per Share	50%	$0.655	$0.69	$0.725	$0.69
(2)	Ratio of Net Debt to EBITDA	20%	7.0	6.6	6.2	6.82
(3)	Disposition of Non-Core Assets	20%	$100 million	$150 million	$200 million	$185.1 million
(4)	Percentage of Portfolio Leased	10%	94.5%	96.5%	98.5%	98.3%
__________

(1)	Total weighted target pool funding.
Allocation of the Pools
With respect to allocation of the annual cash incentive pool, our Compensation Committee's intention was to base 75% of the payout to individuals on our company's performance against the quantitative metrics set forth above and 25% on each individual's performance against individual goals set during 2014 by our Compensation Committee. The entire allocation of RSUs and PSUs was intended to be based upon our company's performance against the quantitative metrics set forth above. However, despite our strong operational performance, the Committee chose to exercise its discretion to reduce allocations of cash, RSUs, and PSUs because it was disappointed in our relative total shareholder return.
The long-term equity grants are divided equally between RSUs and PSUs.
Restricted Share Units

RSUs are intended to reward the prior performance of our company. Shares subject to RSUs vest in three equal annual installments from the date of grant contingent on the grantee's continued employment with our company. Our company pays an amount into an escrow account for the benefit of the grantee, measured by the dividends and other distributions paid with respect to the number of shares underlying the RSU, or a Dividend Equivalent, between the grant date and the date such RSU vests. The Dividend Equivalent is paid to the grantee on the relevant vesting dates of the RSU.
Performance Share Units
PSUs are intended to reward the future performance of our company. Each PSU represents a target number of shares equal to the amount allocated to it from the long-term equity incentive pool. PSUs offer executives the opportunity to earn more or less than the target amount of shares based on our company's achievement of total shareholder return over the three-year period commencing on January 1, 2015 against the achievement of total shareholder return for the same period by the companies included in the FTSE NAREIT All Equity Total Return Index. Total shareholder return means the total percentage return per share of our company's and each index company's common shares over this three year period based on their beginning and ending share prices, assuming contemporaneous reinvestment in such shares of all dividends and distributions at the closing price of one share on the date such dividend or other distribution was paid.
The following table summarizes the thresholds for determining the number of PSUs earned:

Our Company's Relative TSR Percentage Rank(1)	Percent of Target PSUs Earned
≥75th percentile	150% of Target PSUs
50th percentile	100% of Target PSUs
30th percentile	50% of Target PSUs
<30th percentile	0% of Target PSUs
__________

(1)	If the percentile rank falls between the 30th and 50th percentiles or between the 50th and 75th percentiles, the award earned will be calculated using linear interpolation.
2013 Compensation Determinations
Our Compensation Committee granted restricted stock to our executives on March 15, 2014 (for 2013 performance) pursuant to our prior discretionary compensation program.
Our Compensation Committee analyzed the relative achievements and efforts of our executives and our 2013 performance with respect to our peers, based on targeting the median pay ranges of our peers but allowing for top quartile payout for top quartile performance. The Compensation Committee determined the actual amount of the annual incentive award granted to Mr. Cuneo based on targeted amounts stated in his employment agreement. Mr. Cuneo recommended to the Compensation Committee that awards to Messrs. Reid and Kianka would be based on their targeted levels as stated in their respective employment agreements.
The table below sets forth the actual incentive compensation awarded to each executive in March of 2014 (for 2013 performance):

	2013 Annual Long-Term Equity Incentive Target	2013 Annual Long-Term Equity Incentive Awards
Jack A. Cuneo	200,000 shares	226,875 shares(1)
Martin A. Reid	90,000 shares	87,500 shares
Philip L. Kianka	90,000 shares	87,500 shares
__________

(1)
Our Compensation Committee determined on February 10, 2014, that each of the conditions established for the contingent payment of 40,875 restricted shares withheld from Mr. Cuneo's annual equity award for 2012 had been met. Accordingly, 40,875 restricted shares were awarded to Mr. Cuneo on March 15, 2014 in addition to the 186,000 shares for his 2013 performance.

The annual long-term equity incentive awards granted in 2015 for the performance period ended December 31, 2014 (which will be reported in the various tables in our 2016 proxy statement) are also addressed below because they are relevant to understanding the Compensation Committee’s perspective on total compensation for fiscal year 2014.
2014 Compensation Determinations
Based on our company's 2014 performance, the size of each pool equaled approximately 106% of its target. However, based upon our 2014 total shareholder return, our Compensation Committee exercised its discretion to allocate to certain of our named executive officers certain amounts of cash, RSUs, and PSUs at less than their targets. The table below sets forth the actual incentive compensation awarded to each executive on March 13, 2015 from the pools of annual cash incentive compensation and annual equity grants of RSUs and PSUs and the target amounts. These incentive awards granted in 2015 (for 2014 performance) will be reported in the various tables in next year’s proxy statement.

	2014 Annual Cash Incentive Target	2014 Annual Cash Incentive Awards	2014 Annual Long-Term Equity Incentive Target	2014 Annual Long-Term Equity Incentive Awards(1)
Jack A. Cuneo	$900,000(2)	$675,000	200,000 units	150,000 units
Martin A. Reid	$400,000	$318,000(3)	90,000 units	90,000 units
Philip L. Kianka	$400,000	$318,000	90,000 units	75,000 units
__________

(1)	2014 annual long-term equity incentive awards divided equally between RSUs and PSUs.

(2)	Mr. Cuneo's annual cash incentive target was increased in 2014 from $725,000 to $900,000.

(3)	Does not include a cash award of $100,000 for Mr. Reid’s service during the Chief Executive Officer transition during 2014.
Employee Benefits, Perquisites and Other Personal Benefits
For fiscal year 2014, our named executive officers participated in the same benefit plans as all other employees and we did not provide them any perquisites or personal benefits that are not otherwise offered on an employee-wide basis. We have a 401(k) Retirement Plan, or our 401(k) Plan, to cover eligible employees of ours and of any designated affiliate. Our 401(k) Plan permits eligible employees to defer a percentage of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code as amended (the "Code"). The employees' elective deferrals are immediately vested and nonforfeitable upon contribution to the 401(k) Plan. We do not provide our named executive officers with a supplemental pension or any other retirement or nonqualified deferred compensation benefits that are in addition to the 401(k) benefits provided generally to our employees.
Mr. Cuneo’s Memorandum of Retirement
On November 10, 2014, we announced that Mr. Cuneo would step down as our President and Chief Executive Officer and resign from our Board of Trustees when a successor or interim Chief Executive Officer was named in accordance with the terms of a Memorandum of Retirement entered into on November 9, 2014 among Mr. Cuneo, our company and CSP Operating Partnership, LP. We also announced that the search for Mr. Cuneo's successor would be led by the Nominating and Corporate Governance Committee of our Board of Trustees, and that such search would commence immediately. The Memorandum of Retirement provides, among other things, that Mr. Cuneo will be treated as if he was terminated without cause under the terms of his existing employment agreement.
On March 5, 2015, Mr. Cuneo stepped down when we named Mr. Reid as our company's Interim President and Chief Executive Officer. The terms of Mr. Reid's employment with us are described under "—Employment Agreements with our Named Executive Officers" on page 22 of this Form 10-K/A. Upon stepping down, Mr. Cuneo was entitled to receive an aggregate amount of $3.25 million, which constituted severance equal to two times the sum of his most recent base salary and target annual cash incentive compensation, and Mr. Cuneo's restricted common shares of our company fully vested. Mr. Cuneo also received 200,000 common shares pursuant to the Memorandum of Retirement. Prior to Mr. Reid's appointment, Mr. Cuneo continued to perform his duties as President and Chief Executive Officer, aided in the search for a successor, and performed such other duties as were directed by the Board of Trustees. Mr. Cuneo may also be available for ongoing advice and consultation for 24 months following Mr. Reid's appointment.

Other Matters
Risk Mitigation
Our Compensation Committee, in consultation with of Cook & Co., concluded that our compensation policies and practices do not give rise to risk taking that is reasonably likely to have a material adverse effect on us. Our Compensation Committee regularly reviews our Company’s incentive compensation plans to ensure they are designed to create and maintain shareholder value and do not encourage excessive risk.
We do not believe that any of our compensation policies and practices encourage excessive risk-taking. Many elements of our executive compensation program serve to mitigate excessive risk-taking, including a mix of base salary, annual cash incentives and long-term equity incentives. Our base salary provides a guaranteed level of income that does not vary with performance. We balance incentives tied to short-term annual performance with equity incentives for which value is earned over a multiple-year period. In this way, our executives are motivated to consider the impact of decisions over the short, intermediate, and long terms.
Clawback Policy
We have adopted a formal clawback policy, which allows us to recoup incentive compensation paid to our current and former named executive officers based on financial results that are subsequently restated. Pursuant to this policy, if we are required to prepare an accounting restatement due to material noncompliance with any financial reporting requirement, then our Compensation Committee may require our current and former named executive officers to repay or forfeit to our company "excess compensation." Excess compensation includes annual cash incentive compensation and long term incentive compensation in any form received by that executive during the three-year period preceding the publication of the restated financial statements, that our Compensation Committee determines was in excess of the amount that such officer would have received had such compensation been determined based on the financial results reported in the restated financial statements.
Our Compensation Committee intends to periodically review this clawback policy and, as appropriate, conform it to any applicable final rules adopted pursuant to the Dodd Frank Wall Street Reform and Consumer Protection Act.
Anti-Hedging, Anti-Short Sale, and Anti-Pledging Policies
We have implemented policies pursuant to which members of our Board of Trustees, our executive officers and employees are strictly prohibited from (i) entering into certain forms of hedging and monetization transactions with securities of our company; (ii) selling any securities of our company that are not owned at the time of the sale ("short sale"); (iii) maintaining any standing orders to purchase or sell our common shares; (iv) entering into put, calls or other derivative securities transactions with securities of our company; (v) pledging our company's securities as collateral for obligations, including debt obligations, or (vi) holding our company's securities in a margin account.
Executive and Trustee Share Ownership Guidelines
We have adopted minimum share ownership guidelines to ensure alignment of the financial interests of our senior executives and members of our Board of Trustees with those of our shareholders. The share ownership guidelines apply to our Chief Executive Officer, his direct reports, and our Trustees. Unvested time-based equity awards, shares held for a participant in our 401(k) Plan, and shares held by a trust for estate planning purposes count toward satisfying the ownership requirements. Unvested PSUs do not count.
The share ownership guidelines require each of our Chief Executive Officer and his direct reports to maintain ownership of a minimum number of our common shares having a market value equal to or greater than a multiple (five times, in the case of our Chief Executive Officer, and three times, in the case of his direct reports) of such executive's base salary. Each executive must achieve the minimum ownership level within five years from the later of the date the guidelines were adopted on February 26, 2014 (for current executive officers) and the date of such executive's appointment (for new executive officers).
The share ownership guidelines require each of our Trustees to maintain ownership of a minimum number of our common shares having a market value equal to or greater than three times the Trustee's annual base retainer. Each Trustee must achieve the minimum ownership level within five years from the later of the date the guidelines were adopted on February 26, 2014 (for current Trustees) and the date of such Trustee's election to our Board or Trustees (for new Trustees).

Executives and Trustees who are not in compliance with the share ownership guidelines at the end of the five-year period are required to retain all of the net after-tax shares received upon vesting of their equity awards until they comply with these multiples.
Tax Treatment
We do not provide any gross‑up or similar payments to our named executive officers. According to their employment agreements, if any payments or benefits to be paid or provided to any of our named executive officers would be subject to "golden parachute" excise taxes under the Code, the executive's payments and benefits under his employment agreement will be reduced to the extent necessary to avoid such excise taxes, but only if such a reduction of pay or benefits would result in a greater net after-tax receipt for the executive.
The Compensation Committee takes into consideration the potential deductibility of our executives' compensation under Section 162(m) of the Code and aims to structure our executives' compensation in a manner that will maximize deductibility. However, as a REIT, Section 162(m) has limited applicability to our tax costs. Our Compensation Committee may choose to implement programs that are not fully or partially deductible under Section 162(m) if such programs are in our best interest.

Compensation Committee Report
Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, our Compensation Committee recommended to our Board of Trustees that our Compensation Discussion and Analysis be included in this Form 10-K/A.
Submitted by our Compensation Committee
Mark W. Brugger (Chairman)
Charles E. Black
James M. Orphanides
Louis P. Salvatore

Summary Compensation Table
The following table sets forth certain information regarding the compensation paid to our "named executive officers" or the "executives." The table below reflects the total compensation earned by our named executive officers for the years ended December 31, 2012, December 31, 2013, and December 31, 2014. We did not have any employees prior to July 1, 2012, when the named executive officers and several other employees of an affiliate of our former investment advisor became employees of our company in connection with our transition to self‑management.

Name And Principal Position	Year(3)	Salary ($)		Bonus(5) ($)		Non-Equity Incentive Plan Compen- sation(7) ($)	Share Awards ($)		All Other Compen- sation ($)		Total ($)

Jack A. Cuneo(1)	2014	725,000		—		675,000	1,756,013	(8)(9)	10,400	(12)	3,166,413
Former President and Chief Executive Officer	2013	725,000		652,500		—	1,591,250		—		2,968,750
	2012	346,533	(4)	1,725,000		—	1,500,000		17,500	(13)	3,589,033
Martin A. Reid(2)	2014	450,000		100,000	(6)	318,000	677,250	(8)(10)	4,846	(12)	1,550,096
Interim President and Chief Executive Officer, and Financial Officer, and Treasurer	2013	450,000		400,000		—	325,000		—		1,175,000
	2012	215,090	(4)	200,000		—	—		93,942	(13)	509,032
Philip L. Kianka	2014	450,000		—		318,000	677,250	(8)(11)	10,400	(12)	1,455,650
Executive Vice President and Chief Operating Officer	2013	450,000		400,000		—	900,000		—		1,750,000
	2012	215,090	(4)	900,000		—	750,000		15,670	(13)	1,880,760
__________

(1)
On March 5, 2015, Mr. Cuneo stepped down as President and Chief Executive Officer and resigned from our Board of Trustees and Mr. Reid was named as our company's Interim President and Chief Executive Officer. The discussion in this Form 10-K/A regarding the various elements of Mr. Cuneo's 2014 compensation does not reflect any severance compensation, except as set forth under "Compensation Discussion and Analysis-Mr. Cuneo's Memorandum of Retirement" on page 15 above, where the actual amounts that Mr. Cuneo receives in connection therewith are described.

(2)	Mr. Reid was appointed Interim President and Chief Executive Officer on March 5, 2015.

(3)
Bonus and Non-Equity Incentive Plan Compensation is reported for the fiscal year in which it was earned, including amounts paid or payable in a subsequent fiscal year. A share award is reported in the fiscal year in which it was granted, including awards earned in a prior fiscal year.

(4)	Amounts shown reflect the base salary paid to each named executive officer for the period beginning on July 1, 2012, and ending on December 31, 2012.

(5)
In 2014, our Compensation Committee developed and implemented an annual bonus plan based on objectively determinable quantitative performance factors. In prior years, although each executive had a target bonus, the plan was discretionary. Accordingly, our named executive officer's 2014 cash bonus is now reported under the column entitled "Non-Equity Incentive Plan Compensation." Amounts shown for fiscal years 2013 (paid in 2014) and 2012 (paid in 2013) reflect the cash bonus paid, respectively, based on the executive's achievement of performance objectives, as determined in the discretion of our Compensation Committee.

(6)	Amount shown reflects compensation for Mr. Reid's service during 2014 in assisting our company during our Chief Executive Officer transition.

(7)
In 2014, our Compensation Committee developed and implemented an annual bonus plan based on objectively determinable quantitative performance factors. In prior years, although each executive had a target bonus, the plan was discretionary. Accordingly, our named executive officer's 2014 cash bonus is now reported under the column entitled "Non-Equity Incentive Plan Compensation."

(8)
Amounts shown are the grant date fair value of share awards determined in accordance with ASC 718 made to the executives in fiscal years 2014 (for 2013 performance) and 2013 (for 2012 performance), respectively, and in fiscal year 2012 in respect of sign-on awards. The assumptions used to calculate the grant date fair value of share awards granted are set forth under Note 2 of the Notes to the Consolidated Financial Statements included in our Annual Reports on Form 10-K. The per-share grant date fair value of the awards granted in 2014 was $7.74 per share, as determined in accordance with ASC 718.

(9)
Pursuant to Mr. Cuneo's employment agreement, he (i) received an award of 186,000 restricted shares on March 15, 2014 (for 2013 performance) based on his achievement of performance objectives as determined in the discretion of our Compensation Committee, and (ii) received an award of 40,875 restricted shares on March 15, 2014 (for 2013 performance) based on his achievement of performance objectives as determined in the discretion of our Compensation Committee, with respect to 40,875 shares that were not earned for fiscal year 2012.

(10)
Pursuant to Mr. Reid's employment agreement, as amended effective January 1, 2013, he received an award of 87,500 restricted shares on March 15, 2014 (for 2013 performance) based on his achievement of performance objectives as determined in the discretion of our Compensation Committee.

(11)
Pursuant to Mr. Kianka's employment agreement he received an award of 87,500 restricted shares on March 15, 2014 (for 2013 performance) based on his achievement of performance objectives as determined in the discretion of our Compensation Committee.

(12)	Amounts reflect matching contributions under our Section 401(k) plan.

(13)
Amounts reflect reimbursement of legal fees incurred by each of our named executive officers in connection with the negotiation of the employment agreements in 2012, and fees paid to Mr. Reid in his capacity as an independent trustee of our company for the first six months of fiscal year 2012.

Our Compensation Committee awarded RSUs and PSUs to our named executive officers in respect of achievement of performance goals during fiscal year 2014 (granted in 2015) in the following aggregate amounts: Mr. Cuneo — 150,000; Mr. Reid — 90,000; and Mr. Kianka — 75,000. The awards granted for the achievement of performance goals during fiscal year 2014 (granted in 2015) to our named executive officers was based on the business performance of our company and the executive's performance during the 2014 fiscal year, as described in "Compensation Discussion and Analysis—2014 Compensation Determinations." One-half of the total shares granted were in the form of RSUs, which vest one-third on each of the first three anniversaries of the date of grant if the executive remains employed by our company on such anniversary. The other half of the total shares granted were in the form of PSUs, which offer executives the opportunity to earn from 0% to 150% of the target number of shares based on our company's total shareholder return over the three-year period commencing on January 1, 2015 relative to the total shareholder return for the same period of the companies included in the FTSE NAREIT All Equity Total Return Index, as described in "Compensation Discussion and Analysis—How We Determine Executive Compensation—Our Executive Compensation Elements—Annual Cash Incentive Compensation and Long-Term Equity Incentive Grants—Performance Share Units." These grants are not included in the table above because they were awarded in the 2015 fiscal year, even though the number of share units granted was based on performance in 2014. Equity awards held by our executives are subject to accelerated vesting upon certain terminations of employment pursuant to their employment agreements. See "Potential Payments Upon Termination or Termination Following a Change in Control."
2014 Grants of Plan-Based Awards
The following table sets forth certain information with respect to each grant of a plan-based award made to a named executive officer in the fiscal year ended December 31, 2014. Prior to fiscal year 2014, the amount of the annual cash bonus for each executive was determined by our Compensation Committee in its discretion. As described in our "Compensation Discussion and Analysis—2014 Compensation Determinations," the amount of the annual cash bonus and the number of the annual RSUs and PSUs granted to each executive in respect of performance in fiscal year 2014 was determined by our Compensation Committee based on quantitative metrics. The following table reflects the threshold, target, and maximum performance goals for non-equity incentive plan compensation under our new executive annual incentive compensation program and the share awards granted in fiscal year 2014 in respect of fiscal year 2013 performance under our prior discretionary compensation program.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Share Awards: Number of Shares or Units(2)(3) (#)	Grant Date Fair Value of Share Awards(4) ($)
		Threshold ($)	Target ($)	Maximum ($)

Jack A. Cuneo	—	450,000	900,000	1,350,000	—	—
	March 15, 2014	—	—	—	226,875	1,756,013
Martin A. Reid	—	200,000	400,000	600,000	—	—
	March 15, 2014	—	—	—	87,500	677,250
Philip L. Kianka	—	200,000	400,000	600,000	—	—
	March 15, 2014	—	—	—	87,500	677,250
__________

(1)
Our Compensation Committee determined that annual cash incentive compensation for our named executive officers in respect of the achievement of performance goals during fiscal year 2014 (paid in March 2015) were as follows: Mr. Cuneo — $675,000; Mr. Reid — $318,000; and Mr. Kianka — $318,000. The annual cash incentive compensation for our named executive officers is based on the business performance of our company and each executive's performance during the 2014 fiscal year, as described above in "Compensation Discussion and Analysis—2014 Compensation Determinations." These cash awards are reflected in the Summary Compensation Table above.

(2)
These awards were granted in 2014 (for 2013 performance). The number of restricted shares granted to our named executive officers was based on the business performance of our company and each executive's performance during fiscal year 2013, as determined by our Compensation Committee, in its discretion. One-third of the award vests on each of the first three anniversaries of the date of grant if the executive remains employed by our company on such anniversary.

(3)
The columns "Threshold($)," "Target($)" and "Maximum($)" were omitted from this table with respect to Equity Incentive Plan Awards because of the discretionary nature of our 2013 compensation program. Our 2015 equity grants in respect of achievement of 2014 performance goals were objectively determinable based on quantitative metrics. Accordingly, beginning with our 2016 proxy statement, we will include the columns "Threshold($)," "Target($)" and "Maximum($)" for equity incentive plan awards.

(4)
The grant date fair value of the awards as determined in accordance with ASC 718 is $7.74 per share. The assumptions used to calculate the grant date value of share awards are set forth under Note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10‑K for the year ended December 31, 2014, which was filed with the SEC on March 2, 2015.

The equity awards included in this table were made pursuant to our 2013 Equity Incentive Plan, or the 2013 Plan. See "—Equity Compensation Plan Information," for a discussion of our 2013 Plan.
Pursuant to our named executive officers' employment agreements, each executive is eligible to receive an annual award of restricted shares (or an equivalent equity-based award) for each year during the term of their employment agreements, based on the business performance of our company and executive's performance during the prior fiscal year. The annual target award for each fiscal year during the term of the employment agreements is 200,000 shares for Mr. Cuneo and 90,000 shares for each of Mr. Reid and Mr. Kianka. See "Employment Agreements with our Named Executive Officers" for a discussion regarding the awards granted and that may be granted pursuant to our named executive officers' employment agreements.
In addition, our Compensation Committee determined that the annual share award in RSUs and PSUs granted to our named executive officers in respect of achievement of performance goals during fiscal year 2014 (granted in 2015) would be in the following aggregate amounts: Mr. Cuneo — 150,000; Mr. Reid — 90,000; and Mr. Kianka — 75,000. The awards granted were based on the business performance of our company and executive's performance during the 2014 fiscal year, as described in "Compensation Discussion and Analysis—2014 Compensation Determinations." One-half of the number of shares was granted in the form of RSUs, and the other half in the form of PSUs. These RSUs and PSUs were granted on March 13, 2015, and, accordingly, are not reflected in the table.
Outstanding Equity Awards at Fiscal Year End 2014
The following table sets forth certain information with respect to unvested share awards held by each named executive officer at the fiscal year ended December 31, 2014. We have not awarded any options to our named executive officers and no option awards were outstanding during the fiscal year ended December 31, 2014.

		Share Awards
Name	Grant Date	Number of Shares or Units That Have Not Vested (#)		Market Value of Shares or Units That Have Not Vested(4) ($)

Jack A. Cuneo	March 15, 2014	226,875	(1)	1,828,613
	March 15, 2013	106,084	(2)	855,037
	September 28, 2012	50,000	(3)	403,000
Martin A. Reid	March 15, 2014	87,500	(1)	705,250
	March 15, 2013	21,667	(2)	174,636
Philip L. Kianka	March 15, 2014	87,500	(1)	705,250
	March 15, 2013	60,000	(2)	483,600
	September 28, 2012	25,000	(3)	201,500
__________

(1)
The number of restricted shares granted to each of our named executive officers in 2014 (for 2013 performance) as determined in the discretion of our Compensation Committee was as follows: Mr. Cuneo — 226,875; Mr. Reid — 87,500; and Mr. Kianka — 87,500. One-third of the restricted shares vests on each of the first three anniversaries of the date of grant if the executive remains employed by our company on such anniversary.

(2)
Number of restricted shares granted to our named executive officers in 2013 (for 2012 performance) as determined in the discretion of our Compensation Committee was Mr. Cuneo — 159,125, Mr. Reid — 32,500, and Mr. Kianka — 90,000. One-third of the restricted shares vests on each of the first three anniversaries of the date of grant if the executive remains employed by our company on such anniversary.

(3)
Restricted share awards were made to Messrs. Cuneo and Kianka (150,000 and 75,000, respectively) in connection with the execution of their employment agreements. One-third of the restricted shares vests on each of the first three anniversaries of the date of grant if the executive remains employed by our company on such anniversary.

(4)	Value based on the closing price of our common shares of $8.06 per share on December 31, 2014.

2014 Option Exercises and Shares Vested
We have not awarded any options to our named executive officers and, therefore, there were no option awards outstanding during the fiscal year ended December 31, 2014.

	Share Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Jack A. Cuneo	103,041	784,537	(1)
Martin A. Reid	10,833	83,847	(2)
Philip L. Kianka	55,000	419,200	(3)
__________

(1)	Value for Mr. Cuneo computed based on the per share closing market price of the shares on the vesting date, as follows:

Date of Award	Vesting Date	Number of Shares Acquired on Vesting (#)	Market price at Vesting ($)	Value Realized on Vesting ($)
March 15, 2013	March 14, 2014	53,041	$7.74	$410,537
September 28, 2012	September 26, 2014	50,000	$7.48	$374,000

(2)	Value for Mr. Reid computed based on the per share closing market price of the shares on the vesting date, as follows:

Date of Award	Vesting Date	Number of Shares Acquired on Vesting (#)	Market price at Vesting ($)	Value Realized on Vesting ($)
March 15, 2013	March 14, 2014	10,833	$7.74	$83,847

(3)	Value for Mr. Kianka computed based on the per share closing market price of the shares on the vesting date, as follows:

Date of Award	Vesting Date	Number of Shares Acquired on Vesting (#)	Market price at Vesting ($)	Value Realized on Vesting ($)
March 15, 2013	March 14, 2014	30,000	$7.74	$232,200
September 28, 2012	September 26, 2014	25,000	$7.48	$187,000
Pension Benefits, Nonqualified Defined Contribution and Other Deferred Compensation
Our company does not provide supplemental pension or other retirement benefits, other than our tax-qualified 401(k) Plan. In addition, we do not have a nonqualified deferred compensation plan that provides for deferral of compensation on a basis that is not tax-qualified for our named executive officers.
Employment Agreements with our Named Executive Officers
On September 25, 2012, in connection with the appointment of our named executive officers, we entered into an employment agreement with each of our named executive officers, effective as of July 1, 2012.  Except as noted, the terms of the employment agreements are substantially identical.  Mr. Reid's employment agreement was amended effective January 1, 2013 as described in "—Annual Equity-Based Award" below.  We entered into a Memorandum of Retirement with Mr. Cuneo on November 9, 2014 as described in "Compensation Discussion and Analysis—Mr. Cuneo's Memorandum of Retirement" above, which supplemented his employment agreement.

Term
The initial term of the employment agreements began on July 1, 2012, and ends on December 31, 2015, and will automatically renew for successive one-year periods unless our company or the executive give prior written notice of a non-renewal to the other party of their intent not to renew.
Base Salary
For a description of the base salaries paid to our named executive officers pursuant to the employment agreements, see "—How we Determine Executive Compensation—Our Executive Compensation Elements—Annual Cash Incentive Compensation and Long-Term Equity Incentive Grants."
Annual Cash Bonus
Each of our named executive officers is eligible to receive an annual target cash bonus for each calendar year during the term of his employment agreement if the executive is employed by our company through the date of payment. The actual amount of the bonus will be determined by our Compensation Committee.
The target annual bonus for 2014 for each executive was:

•	Mr. Cuneo — $900,000;

•	Mr. Reid — $400,000; and

•	Mr. Kianka — $400,000.
For a description of the cash bonuses paid to our named executive officers, see "Compensation Discussion and Analysis—How we Determine Executive Compensation—Our Executive Compensation Elements—Annual Cash Incentive Compensation and Long-Term Equity Incentive Grants."
Annual Equity-Based Award
Each of our named executive officers is eligible to receive an annual target equity-based award if the executive is employed by our company at the end of each calendar year during the term of his employment agreement.
The target annual equity-based award, in number of shares, for each executive is:

•	Mr. Cuneo — 200,000;

•	Mr. Reid — 90,000; and

•	Mr. Kianka — 90,000.
Effective January 1, 2013, our Compensation Committee approved an increase to Mr. Reid's target award from 65,000 to 90,000 restricted shares. On February 25, 2014, we entered into an amendment to Mr. Reid's employment agreement to reflect such increase.
These awards may be subject to service and performance-based vesting conditions.  For a description of the equity-based awards made to our named executive officers, see " Compensation Discussion and Analysis—How we Determine Executive Compensation—Our Executive Compensation Elements—Annual Cash Incentive Compensation and Long-Term Equity Incentive Grants."
Sign-On Cash Bonus
In 2012, Messrs. Cuneo and Kianka received a cash bonus payment of $1,000,000 and $500,000, respectively, in connection with their execution of their employment agreement.  Mr. Reid did not receive a sign-on bonus payment.

Sign-On Equity Award
In 2012, Messrs. Cuneo and Kianka received 150,000 and 75,000 restricted shares, respectively, in connection with the execution of their employment agreements.  One-third of the restricted shares granted with respect to such awards will vest on each of the first three anniversaries of grant if the executive is employed by our company on such anniversary.  Mr. Reid did not receive a sign-on equity award.
Liquidity Event Equity Award
Each of our named executive officers was entitled to receive an award of shares if a Liquidity Event occurred on or prior to July 1, 2014, and the executive is employed by our company on such date. A Liquidity Event occurred on May 21, 2013 and, accordingly, on July 10, 2013, Mr. Cuneo received 150,000 shares, Mr. Reid received 75,000 shares, and Mr. Kianka received 75,000 shares. The awards were fully vested upon grant, as determined by our Compensation Committee.
Employee Benefits
Our named executive officers will be entitled to participate in all present and future benefit and retirement plans of our company, and the executives and their dependents will be included in our company's hospitalization, major medical, disability, and group life insurance plans, so long as they are employed by our company.
Termination of Employment
As described in more detail in "—Potential Payments Upon Termination or Change in Control," our named executive officers will be entitled to receive certain severance payments and accelerated vesting of equity awards in connection with certain terminations of employment, including in connection with a Change of Control (as defined in the employment agreements).  Such payments and benefits are conditioned upon the executive executing a general release of claims in favor of our company.
Restrictive Covenants
Our named executive officers are subject to (i) non-competition obligations during their employment and for two years thereafter for Mr. Cuneo and one year thereafter for Messrs. Reid and Kianka; (ii) non-solicitation obligations during their employment and for two years thereafter; (iii) non-disparagement obligations during their employment and for one year thereafter; and (iv) perpetual confidentiality obligations.  However, regarding each of our named executive officers, the non-competition obligation will not apply to the executive following his termination of employment by our company for any reason within 180 days following a Change of Control.
Clawback
Any bonus (including cash bonuses), incentive-based, equity-based or other similar compensation paid to our named executive officers pursuant to any agreement or arrangement with our company which is required to be recovered under any law, government regulation or stock exchange listing requirement will be subject to the required deductions and clawback.
Cutback under Section 280G of the Code
If any payments or benefits to be paid or provided to any of our named executive officers would be subject to "golden parachute" excise taxes under the Code, the executive's payments and benefits under his employment agreement will be reduced to the extent necessary to avoid such excise taxes, but only if such a reduction of pay or benefits would result in a greater net after-tax receipt for the executive.
Hedging, Short Sales, and Pledging Policies
For a description of our hedging, short sale, and pledging policies, see "Compensation Discussion and Analysis—Other Matters—Anti-Hedging, Anti-Short Sale and Anti-Pledging Policies."
Mr. O'Beirne's Severance Agreement
We have entered into an amended and restated Severance Agreement with Mr. O'Beirne.  If the company terminates Mr. O'Beirne's employment without Cause (as defined in the Severance Agreement) or Mr. O'Beirne terminates his employment for Good Reason

(as defined in the Severance Agreement), the company is required to pay Mr. O'Beirne an amount equal to the sum of his base salary plus his target annual bonus and a pro rata annual bonus for the  year of termination based on the number of days he was in employed in the year and based on performance of the company for the full year.  Mr. O'Beirne would also be entitled to continued payment for health insurance coverage for twelve months following termination to the same extent the company was paying for such coverage immediately prior to termination ("Health Care Continuation").  Mr. O'Beirne would also be entitled to pro rata vesting of his unvested time and performance vesting equity awards (based on the number of days he is employed in the vesting period and, in the case of performance-vesting awards, based on performance of the company through the date of termination of employment).  If the Company terminates Mr. O'Beirne without Cause or he terminates his employment for Good Reason within 360 days following a Change in Control (as defined in the Severance Agreement), the Company is required to pay Mr. O’Beirne two times the sum of his base salary plus target annual bonus and a pro rata annual  bonus for the year of termination based on Mr. O'Beirne's target bonus and the number of days he was employed in the year.  If upon a Change in Control, the surviving or successor entity does not grant in exchange for equity awards held by Mr. O'Beirne equity  that is readily traded on a major stock exchange, then all of his equity awards will fully vest. If the surviving or successor entity issues such readily traded stock, but Mr. O'Beirne is terminated without Cause or he terminates his employment for Good Reason or his employment terminates by reason of death or Disability (as defined in the Severance Agreement) within one year after the Change in Control,  Mr. O'Beirne's equity awards will fully vest. If Mr. O'Beirne's employment terminates by reason of his death or Disability he is entitled to receive a pro rata annual cash bonus for the year of termination based on the number of days he was employed in the year of termination and the performance of the company for the full year of termination, Health Care Continuation and vesting of all time-based and performance-based equity awards, based on the performance of the company through the date of termination.  During his employment and for a period of twelve months thereafter, Mr. O'Beirne is subject to standard non-competition and non-solicitation of employees covenants.  However, the non-competition covenant does not apply if Mr. O'Beirne is terminated for any reason within twelve months following a Change in Control.
Compensation Committee Interlocks and Insider Participation
There are no Compensation Committee interlocks and none of our employees is a member of our Compensation Committee.  The members of our Compensation Committee for the year ended December 31, 2014 were Messrs. Brugger (Chairman), Black, Orphanides and Salvatore, each of whom is an independent trustee.  Our Board of Trustees appointed Mr. Brugger to serve as the Chairman of our Compensation Committee effective October 27, 2014.
Potential Payments Upon Termination or Termination Following a Change in Control
The impact of a termination of employment and a change in control of our company on the compensation and benefits of our named executive officers is governed by the executives' employment agreements. As described under "Compensation Discussion and Analysis—Mr. Cuneo's Memorandum of Retirement" above, Mr. Cuneo stepped down as our President and Chief Executive Officer on March 5, 2015, which was treated as a termination without cause under the terms of his existing employment agreement, and he became entitled to receive certain payments as described in his Memorandum of Retirement.
Termination of Employment Without Cause or for Good Reason
According to the employment agreements of each of our named executive officers, if the executive's employment is terminated by our company without Cause (as defined in the employment agreements) or by the executive's resignation for Good Reason (as defined in the employment agreements), then, if the executive executes a general release of claims in favor of our company, he will be entitled to:

•	Continuation of Mr. Cuneo's base salary for 24 months (12 months for Messrs. Reid and Kianka), payable in installments, in accordance with our company's payroll practices;

•	A lump sum payment equal to two times Mr. Cuneo's target cash bonus for the calendar year in which the termination occurs (one time for Messrs. Reid and Kianka); and

•	Accelerated vesting of each grant made pursuant to an equity incentive plan of our company as if all service conditions had been met and all performance conditions had been achieved at target levels.

Termination of Employment by our Company Within 180 Days Following a Change of Control
If our company terminates the employment of any of our named executive officers for any reason within 180 days following a Change of Control (as defined in the employment agreements), then, if the executive executes a general release of claims in favor of our company, he will be entitled to:

•	A lump sum payment equal to two times his annual base salary;

•	A lump sum payment equal to two times his target cash bonus for the calendar year in which the termination occurs; and

•	Accelerated vesting of each grant made pursuant to an equity incentive plan of our company as if all service conditions had been met and all performance conditions had been achieved at target levels.
If any payments or benefits to be paid or provided to any of our named executive officers would be subject to "golden parachute" excise taxes under the Code, the executive's payments and benefits under his employment agreement will be reduced to the extent necessary to avoid such excise taxes, but only if such a reduction of pay or benefits would result in a greater net after-tax compensation and benefits for the executive.
Termination of Employment Due to Death or Disability
In the event of termination in connection with the executive's death or disability, the executive's legal representative or estate will be entitled to:

•	A lump sum payment equal to the executive's target cash bonus for the calendar year of termination; and

•	Accelerated vesting of each grant made pursuant to an equity incentive plan of our company as if all service conditions had been met and all performance conditions had been achieved at target levels.
Termination of Employment Due to Nonrenewal
A termination of employment due to one of our named executive officers or our company notifying the other party that they are not renewing the employment agreement will not be deemed a termination by our company without Cause or by the executive for Good Reason.  The executive will not be entitled to any compensation other than rights accrued as of the date of termination.
Termination of Employment for Cause or Resignation Without Good Reason
If the employment of one of our named executive officers is terminated by us for Cause (other than within 180 days following a Change of Control), or by the executive's resignation without Good Reason, the executive will not be entitled to receive any unpaid cash bonus for any previously completed calendar year.
Change of Control
A Change of Control, in and of its self, will not result in severance payments or benefits to our named executive officers, or in accelerated vesting of equity awards held by our executives.

The following table sets forth the compensation and benefits that each of our named executive officers would have received if his employment had terminated on December 31, 2014.

	Estimated Potential Payments Upon Termination or Change in Control
Name and Termination and/or Change in Control Scenario	Base Salary(2) ($)	Target Cash Bonus(3) ($)	Number of Outstanding Restricted Shares That Vest (#)	Total Value of Outstanding Restricted Shares That Vest(4) ($)	TOTAL ($)
Jack A. Cuneo(1)
-Death or Disability	—	900,000	382,959	3,086,650	3,986,650
-Without Cause or for Good Reason	1,450,000	1,800,000	382,959	3,086,650	6,336,650
-Cause or Resignation	—	—	—	—	—
-Expiration of the Term or Any Other Reason	—	—	—	—	—
-By the Company within 180 days following a CIC	1,450,000	1,800,000	382,959	3,086,650	6,336,650
Martin A. Reid
-Death or Disability	—	400,000	109,167	879,886	1,279,886
-Without Cause or for Good Reason	450,000	400,000	109,167	879,886	1,729,886
-Cause or Resignation	—	—	—	—	—
-Expiration of the Term or Any Other Reason	—	—	—	—	—
-By the Company within 180 days following a CIC	900,000	800,000	109,167	879,886	2,579,886
Philip L. Kianka
-Death or Disability	—	400,000	172,500	1,390,350	1,790,350
-Without Cause or for Good Reason	450,000	400,000	172,500	1,390,350	2,240,350
-Cause or Resignation	—	—	—	—	—
-Expiration of the Term or Any Other Reason	—	—	—	—	—
-By the Company within 180 days following a CIC	900,000	800,000	172,500	1,390,350	3,090,350
__________

(1)
On March 5, 2015, Mr. Cuneo stepped down as President and Chief Executive Officer and resigned from our Board of Trustees and Mr. Reid was named as our company's Interim President and Chief Executive Officer.  The table above regarding Mr. Cuneo's severance does not reflect any additional amounts Mr. Cuneo receives in connection with his Memorandum of Retirement. See "Compensation Discussion and Analysis—Mr. Cuneo's Memorandum of Retirement" on page 15 above.

(2)
As described in the narrative above this table, base salary will be paid as salary continuation in the event of a termination of employment without Cause or for Good Reason, and as a lump sum payment in the event of such a termination within 180 days following a Change of Control.

(3)	As described in the narrative above this table, the cash bonus will be paid in a lump sum.

(4)	Value based on the closing price of our common shares of $8.06 per share on December 31, 2014.

Compensation of Trustees
Trustees who are not independent do not receive additional compensation for their services as trustees. The following table sets forth the compensation earned by our independent trustees for the year ended December 31, 2014:

Name	Fees Earned or Paid in Cash ($)	Share Awards(1)(2) ($)	All Other Compensation ($)	Total ($)
Charles E. Black	$328,199	$157,400	$—	$485,599
Mark W. Brugger	$144,801	$12,199	$—	$157,000
James L. Francis	$138,801	$12,199	$—	$151,000
James M. Orphanides	$144,199	$39,350	$—	$183,549
Louis P. Salvatore	$153,000	$39,350	$—	$192,350
__________

•
The columns "Option Awards," "Non-Equity Incentive Plan Compensation," and "Change in Pension Value and Nonqualified Deferred Compensation Earnings" were omitted from this table as no such compensation was earned by our independent trustees for the 2014 fiscal year.

(1)
On January 29, 2014, we awarded each of our independent trustees equity grants under our 2013 equity incentive plan with respect to their service during fiscal year 2013 on the following terms: (i) (a) Mr. Black's award was for 20,000 common shares, (b) Messrs. Orphanides' and Salvatore's award was for 5,000 common shares and (c) Messrs. Brugger's and Francis' award was for 1,550 common shares; and (ii) each award vested in its entirety, upon issuance.

(2)	Amounts shown are the grant date fair value of the awards determined in accordance with ASC 718 made to independent trustees in fiscal year 2014.
During the 2014 fiscal year, each of our independent trustees (except for our Chairman of the Board) received an annual cash retainer of $100,000 and $2,000 per regularly scheduled committee meeting attended, $2,000 per special board meeting attended whether held in person or by telephone conference and an equity grant of 5,000 common shares (prorated as necessary based upon start date in 2013). Our Chairman of the Board received an annual cash retainer of $300,000 and an equity grant of 20,000 common shares.  Our Chairman of the Board received additional compensation for board and committee chair positions and participation but did not receive compensation for meeting attendance.  The chairperson of the Audit Committee received an additional annual fee of $20,000 and each member of the Audit Committee received an annual fee of $10,000.  The chairperson of the Compensation Committee received an additional annual fee of $15,000 and each member of the Compensation Committee received an annual fee of $5,000.  The chairperson of the Nominating and Corporate Governance Committee received an additional annual fee of $15,000 and each member of the Nominating and Corporate Governance Committee received an annual fee of $5,000.
All trustees received reimbursement of reasonable out-of-pocket expenses incurred in connection with their service as trustees for the fiscal year ended 2014.  If a trustee was also an officer of ours, we did not pay separate compensation for those services rendered as a trustee for the fiscal year ended 2014.
Additionally, on January 9, 2015, we awarded each of our independent trustees equity grants under our 2013 equity incentive plan with respect to their service during fiscal year 2014 on the following terms: (i) (a) Mr. Black's award was for 20,000 restricted share units, or Trustee RSUs, (b) Messrs. Brugger's, Francis', Orphanides' and Salvatore's award was for 5,000 Trustee RSUs; (ii) each award vested in its entirety upon issuance; and (iii) each Trustee RSU entitles a holder to receive one common share of beneficial interest of our company upon the earlier of (a) the sixth month anniversary of the holder's separation of service from our company, and (b) a change in control of our company.
In 2014, the Board conducted a review of its compensation program for its independent trustees.  Based on advice from its independent outside compensation consulting firm and a review of the compensation programs of members of its peer group, we modified the program effective for 2015 and thereafter in order to further align the independent trustees’ interests with those of our shareholders.  As part of this review, the Board decided that equity grants to independent trustees will be subject to a mandatory deferral program in the form of Trustee RSUs issued under our 2013 Equity Incentive Plan.  Pursuant to the mandatory deferral program, each Trustee RSU entitles a holder to receive one common share of beneficial interest of our company, upon the earlier of (i) the sixth month anniversary of the holder's separation of service from our company, and (ii) a change in control of our company. Each Trustee RSU also entitles a holder to receive an amount equal to the dividends paid on one common share. The Trustee RSUs will increase share ownership by independent trustees during their service on the Board, which further aligns independent trustees' interests with the interests of our shareholders.  For the fiscal year ending 2015, we have retained the same trustee compensation arrangements that were in place for 2014, except that (i) the annual cash retainer for the non-executive chairman of the board was decreased from $300,000 to $125,000 and the annual cash retainer for the other independent trustees was decreased from $100,000 to $50,000; (ii) the annual equity grant for all independent trustees will be $90,000 in Trustee RSUs; and (iii) independent trustees will earn board meeting fees of $500 per meeting commencing after the sixth meeting held during a calendar year.
Reconciliation of Net Income to EBITDA
We define EBITDA as net income (loss) computed in accordance with GAAP plus depreciation, amortization, taxes, interest expense and net change in fair value of non-qualifying derivative financial instruments, and proportionate share of interest, depreciation and amortization from unconsolidated joint ventures. EBITDA is presented solely as a supplemental disclosure with respect to liquidity because we believe it provides useful information regarding our ability to service or incur debt. Because all companies do not calculate EBITDA the same way, the presentation of EBITDA may not be comparable to similarly titled measures of other companies. The Company believes that net income is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA.

Year Ended
December 31, 2014
Net Income	$19,048
Interest Expense and Net Change in Fair Value of Derivative Financial Instruments (including discontinued operations)	55,240
Pro Rata Share of Interest Expense from Unconsolidated Entities	6,845
Depreciation and Amortization (including discontinued operations)	109,292
Pro Rata Share of Depreciation and Amortization from Unconsolidated Entities	32,313
Provision for Income Taxes	780
EBITDA	$223,518

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS
Equity Compensation Plan Information
Equity compensation is currently granted pursuant to our 2013 Equity Incentive Plan, or our 2013 Plan, which is described below. Prior to our shareholders' approval of our 2013 Plan on May 31, 2013, equity compensation was granted pursuant to our Amended and Restated 2004 Equity Incentive Plan.
The following table sets forth information regarding outstanding options, warrants and rights under our 2013 Plan, and other outstanding obligations of ours under the executives' employment agreements and the employment agreements of certain of our employees as of December 31, 2014. The material terms of our 2013 Plan are described in "—2013 Equity Incentive Plan" below.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted average exercise price of outstanding options, warrants and right (b)	Number of securities remaining available at fiscal year-end for future issuance under equity compensation plans (excluding securities reflected in column (a))(2) (c)
Equity compensation plans approved by shareholders	810,000	—	3,235,493
Equity compensation plans not approved by shareholders	—	—	—
Total	810,000	—	3,235,493
__________

(1)
As of December 31, 2014, we had the obligation to grant the following equity-based awards to our executives and employees pursuant to, and subject to the terms of, their employment agreements, as described under "Employment Agreements with our Named Executive Officers—Annual Equity-Based Award":

•
An equity-based award with respect to Mr. Cuneo's services in 2014, where the target award for such calendar year was 200,000 restricted shares. For purposes of this table, it is assumed that the target award would be granted as restricted shares to Mr. Cuneo for fiscal year 2014. See also "Compensation Discussion and Analysis—Mr. Cuneo’s Memorandum of Retirement" on page 15 above.

•
An equity-based award with respect to Mr. Reid's and Mr. Kianka's services for 2014 and 2015, where the target award for such calendar years was 180,000 restricted shares, in the aggregate, for each of Mr. Reid and Mr. Kianka. For purposes of this table, it is assumed that the target award would be granted as restricted shares to each executive for each year.

•
In addition, we have an obligation to one of our other employees to grant restricted shares for services for 2014 and 2015 pursuant to the terms of his employment agreement with a target of 25,000 restricted shares per year.

(2)
This amount represents 4,045,493, the total number of shares available to us under our 2013 Plan as of December 31, 2014, to make grants of incentive and nonqualified share options, share appreciation rights, restricted shares, phantom shares, dividend equivalent rights, and other forms of equity-based compensation, minus the number of securities reflected in column (a).

2013 Equity Incentive Plan
On May 31, 2013, our shareholders approved our 2013 Equity Incentive Plan, or the 2013 Plan.
The purpose of our 2013 Plan is to provide us with the flexibility to use share options and other equity-based awards to provide a means of performance-based compensation. Key employees, directors, trustees, officers, advisors, consultants, and other personnel of ours and our subsidiaries, and other persons expected to provide significant services to us or our subsidiaries, are eligible to be granted incentive and nonqualified share options, share appreciation rights, restricted shares, restricted share units, dividend equivalent rights, and other forms of equity-based compensation under our 2013 Plan.
Our Compensation Committee has the authority to administer and interpret our 2013 Plan, to authorize the granting of awards to eligible participants, to determine the eligibility of eligible participants to receive an award, to determine the number of common shares to be covered under each award agreement, considering the position and responsibilities of the eligible participants, the nature and value to us of the eligible participants' present and potential contribution to our success, whether directly or through our subsidiaries, and such other factors as our Compensation Committee may deem relevant, to approve the form of award agreement, to determine the terms applicable to each award, which may differ among individual awards and participants, and may include performance goals, to extend at any time the period in which options or share appreciation rights may be exercised, provided that such awards cannot have a term longer than 10 years, to determine the extent to which the transferability of shares issued or transferred pursuant to an award is restricted, to decide all disputes arising in connection with the 2013 Plan, and to take any other actions, make all other determinations that it deems necessary or appropriate, and otherwise supervise the administration of the 2013 Plan.
Our 2013 Plan has been administered by a Compensation Committee consisting of two or more non‑employee trustees, each of whom is intended to be, to the extent required by Rule 16b‑3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, a non‑employee trustee and will, at such times as we are subject to Section 162(m) of the Code, qualify as an "outside director" for purposes of Section 162(m) of the Code.
Subject to adjustment upon certain corporate transactions or events, a maximum of 5,000,000 common shares may be subject to share options, share appreciation rights, restricted shares, restricted share units, dividend equivalent rights, and other forms of equity-based compensation awards under our 2013 Plan at the time of its approval. If an option or other award granted under our 2013 Plan or our 2004 Plan is canceled, expires or terminates, the shares that expire or terminate without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. In addition, shares subject to any restricted share unit, dividend equivalent right or other equity-based award (other than share options and share appreciation rights) that are settled in cash will again become available for the issuance of additional awards. Furthermore, awards granted in substitution, assumption, continuation or adjustment of awards remaining available for grant under our 2004 Plan or 2013 Plan pursuant to a change in control or other corporate transaction will not count against the number of shares remaining available for issuance under our 2013 Plan. The shares available under a shareholder-approved plan of an entity acquired by us will be available for awards granted to individuals who were not employees of ours immediately before such acquisition, and will not count against the number of shares remaining available for issuance under our 2013 Plan. Unless previously terminated by our Board of Trustees, no new award may be granted under our 2013 Plan after May 31, 2023.
For information about outstanding equity awards to our named executive officers and our executives' rights to grants of equity awards under our 2013 Plan, see "—2013 Grants of Plan-Based Awards" and "—Employment Agreements with our Named Executive Officers."

Security Ownership of Certain Beneficial Owners and Management
The following table presents information regarding the beneficial ownership of our common shares as of April 30, 2015 with respect to:

•	each person who is the beneficial owner of more than five percent of our outstanding common shares;

•	each of our trustees;

•	each of our named executive officers as defined above under the "Compensation Discussion and Analysis" section; and

•	all trustees and executive officers as a group.
Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment powers.

Name and Address	Shares Owned(1)		Percentage
Trustees and Executive Officers(2):
Charles E. Black	54,485	(3)	*
Mark W. Brugger	1,599	(4)	*
Jack A. Cuneo	536,779	(5)	*
James L. Francis	1,550	(6)	*
Philip L. Kianka	297,127	(7)	*
James M. Orphanides	140,022	(8)	*
Martin A. Reid	182,977	(9)	*
Louis P. Salvatore	17,500	(10)	*
All executive officers and trustees as a group (9 persons)	1,260,369	(11)	*
5% or Greater Owners:
The Vanguard Group, Inc.(12)	15,265,676		6.44%
BlackRock, Inc.(13)	15,168,102		6.40%
FMR LLC(14)	14,016,078		5.92%
__________

•	Less than one percent.

(1)
Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. A person is deemed to be the beneficial owner of any shares of common shares if that person has or shares voting power or investment power with respect to those shares, or has the right to acquire beneficial ownership at any time within 60 days of the date of the table. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares.

(2)	The address for each of our named executive officers is 47 Hulfish Street, Suite 210, Princeton, New Jersey 08542.

(3)	Shares owned include 1,810 common shares held by spouse. In accordance with the SEC rules, this does not include 20,000 Trustee RSUs granted to Mr. Black.

(4)	In accordance with the SEC rules, this does not include 5,000 Trustee RSUs granted to Mr. Brugger.

(5)	Shares owned include 1,800 common shares held by spouse.

(6)	In accordance with the SEC rules, this does not include 5,000 Trustee RSUs granted to Mr. Francis.

(7)	In accordance with the SEC rules, this does not include unvested RSUs or PSUs granted to Mr. Kianka.

(8)	In accordance with the SEC rules, this does not include 5,000 Trustee RSUs granted to Mr. Orphanides.

(9)	In accordance with the SEC rules, this does not include unvested RSUs or PSUs granted to Mr. Reid.

(10)	In accordance with the SEC rules, this does not include 5,000 Trustee RSUs granted to Mr. Salvatore.

(11)	Includes shares beneficially owned by Mr. O'Beirne. In accordance with the SEC rules, this does not include unvested RSUs or PSUs.

(12)
Based solely on information provided on a Schedule 13G/A filed by the Vanguard Group, Inc., on behalf of itself and certain of its affiliates, with the SEC on February 11, 2015. The business address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

(13)
Based solely on information provided on a Schedule 13G/A filed by BlackRock, Inc., on behalf of itself and certain of its affiliates, with the SEC on January 30, 2015. The business address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10022.

(14)
Based solely on information provided on a Schedule 13G filed by FMR LLC, on behalf of itself and certain of its affiliates with the SEC on February 13, 2015. The business address of FMR LLC is 245 Summer Street, Boston, MA 02210.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND TRUSTEE INDEPENDENCE
Policies and Procedures With Respect to Related Party Transactions
It is the policy of our Board of Trustees that all related party transactions (generally, transactions involving amounts exceeding $120,000 in which a related party (trustees and executive officers or their immediate family members, or shareholders owning 5% of more of our outstanding stock)) shall be subject to approval or ratification in accordance with the following procedures.
Our Nominating and Corporate Governance Committee shall review the material facts of all related party transactions that require its approval and either approve or disapprove of the entry into the related party transaction, subject to some exceptions. If advance approval of a related party transaction is not feasible, then the related party transaction shall be considered and, if our Nominating and Corporate Governance Committee determines it to be appropriate, ratified at the next regularly scheduled meeting of our Nominating and Corporate Governance Committee. In determining whether to approve or ratify a related party transaction, our Nominating and Corporate Governance Committee will take into account, among other factors it deems appropriate, whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party's interest in the transaction.
If a related party transaction will be ongoing, our Nominating and Corporate Governance Committee may establish guidelines for our management to follow in its ongoing dealings with the related party. Thereafter, our Nominating and Corporate Governance Committee, on at least an annual basis, shall review and assess ongoing relationships with the related party to see that they are in compliance with our Nominating and Corporate Governance Committee's guidelines and that the related party transaction remains appropriate.
All related party transactions shall be disclosed in our applicable filings with the SEC as required under SEC rules.
Related Party Transactions
Prior to July 1, 2012, all of our business activities were managed by the former investment advisor pursuant to the fourth amended and restated advisory agreement ("Fourth Amended Advisory Agreement"), which terminated according to its terms on June 30, 2012. Effective July 1, 2012, we entered into the transitional services agreement with CSP OP ("Transitional Services Agreement") with the former investment advisor pursuant to which the former investment advisor would provide certain consulting related services to us at the direction of our officers and other personnel for a term which ended on April 30, 2013. As part of the Transitional Services Agreement, we paid $2.5 million on the effective date of the agreement to reimburse the former investment advisor for expenses incurred related to personnel costs. In addition, during 2013, we paid $0.7 million to the former investment advisor as a final settlement of the Transitional Services Agreement.
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
Additionally, until June 30, 2017, if we attempt to effect certain types of transactions, including, but not limited to, a merger, consolidation or sale of 10% of more of our business, assets or voting securities (excluding the sale of any securities pursuant to a registration statement filed pursuant to the Securities Act of 1933, as amended), we have agreed under our Transition to Self-Management Agreement, by and among CB Richard Ellis Realty Trust, CBRE Operating Partnership, L.P., CBRE Global Investors, LLC and CBRE Advisors LLC, dated April 27, 2012 (the “Transition to Self-Management Agreement”) to engage CBRE Global Investors, LLC, our former sponsor, or an affiliate of our former sponsor to provide financial advice and assistance in connection therewith provided that such entity continues to have the sufficient expertise and resources to provide such financial advice and assistance.  The transactional financial advisory fee payable by the Company to CBRE Global Investors or its affiliate upon the closing of a transaction will be equal to one-quarter of one percent (0.25%) of the consideration in the transaction, as defined in the Transition to Self-Management Agreement, plus the reimbursement of reasonable expenses.
Trustee Independence
Background. Our corporate governance guidelines provide that a majority of our trustees serving on the Board of Trustees must be independent as required by the listing standards of the NYSE and the rules promulgated by the SEC.
Independence Determinations Made by our Board of Trustees. Our Board of Trustees has determined, based upon its review of all relevant facts and circumstances and after considering all applicable relationships of which the Board of Trustees had knowledge, between or among the trustees and our company or our management, that each of Messrs. Black, Brugger, Francis, Orphanides and Salvatore has no material relationship with us (either directly or as a partner, shareholder or officer of an organization that has a relationship with us) and is "independent" as defined in the NYSE listing standards and the applicable SEC rules. No trustee participated in the final determination of his own independence.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Fee Disclosure
The following table lists the fees for services rendered by our independent registered public accounting firm for the years ended December 31, 2014 and 2013:

Services	2014	2013
Audit Fees
Recurring Audit, Quarterly Reviews and Accounting Assistance for New Accounting Standards and Potential Transactions	$1,364,530	$1,161,500
Comfort Letters, Consents and Assistance with Documents Filed with the SEC and Securities Offerings	10,000	130,000
Total Audit Fees	1,374,530	1,291,500
Audit-Related Fees(1)	120,000	85,500
Tax Fees(2)	483,339	390,500
All Other Fees	—	—
Total	$1,977,869	$1,767,500
__________

(1)
Audit-related fees in 2014 consists of the audit of an unconsolidated joint venture pursuant to rule S-X 3-09. Audit-related fees in 2013 consist of a property audit required by a city taxing authority.

(2)	Tax services consist of federal and state tax return preparation, and quarterly and annual REIT tax compliance.
Pre-Approval Policies and Procedures of our Audit Committee
Our Audit Committee must pre-approve, to the extent required by applicable law, all audit services and permissible non-audit services provided by our independent registered public accounting firm, except for any de minimis non-audit services. Non-audit services are considered de minimis if (i) the aggregate amount of all such non-audit services constitutes less than 5% of the total amount of revenues we paid to our independent registered public accounting firm during the fiscal year in which they are provided; (ii) we did not recognize such services at the time of the engagement to be non-audit services; and (iii) such services are promptly brought to our Audit Committee's attention and approved prior to the completion of the audit by our Audit Committee or any of its member(s) who has authority to give such approval. None of the fees reflected above were approved by our Audit Committee pursuant to this de minimis exception. Our Audit Committee may delegate to one or more of its members the authority to grant pre-approvals. All services provided by Deloitte & Touche LLP in 2014 were pre-approved by our Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
b) Exhibits — The exhibit index attached hereto is incorporated by reference under this item.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMBERS STREET PROPERTIES

Dated: April 30, 2015	By:	/s/ MARTIN A. REID
	Name:	Martin A. Reid
	Title:	Interim President and Chief Executive Officer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

31.1	Certification by the Interim President and Chief Executive Officer, and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.