Form 10-Q
period 2015-03-31
CHAMBERS STREET PROPERTIES
filed 2015-05-08
CIK 1297587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of the registrant's common shares of beneficial ownership, $0.01 par value, was 236,860,895 as of May 7, 2015.

CHAMBERS STREET PROPERTIES

PART I.
FINANCIAL INFORMATION
ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CHAMBERS STREET PROPERTIES
Consolidated Balance Sheets
as of March 31, 2015 and December 31, 2014
(In Thousands, Except Share Data)

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Investments in Real Estate:
Land	$630,783	$630,840
Land Available for Expansion	24,992	23,368
Buildings and Improvements	1,685,019	1,674,955
	2,340,794	2,329,163
Less: Accumulated Depreciation and Amortization	(257,510)	(239,973)
Net Investments in Real Estate	2,083,284	2,089,190
Investments in Unconsolidated Entities	394,738	423,693
Cash and Cash Equivalents	44,658	40,139
Restricted Cash	15,186	14,718
Tenant and Other Receivables, Net	11,676	11,216
Deferred Rent	41,071	39,429
Deferred Leasing Costs and Intangible Assets, Net	208,614	220,490
Deferred Financing Costs, Net	8,555	9,321
Prepaid Expenses and Other Assets	19,385	21,612
Total Assets	$2,827,167	$2,869,808
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Secured Notes Payable, Net	$581,706	$610,608
Unsecured Term Loan Facilities	570,000	570,000
Unsecured Revolving Credit Facility	235,044	200,044
Accounts Payable, Accrued Expenses and Other Liabilities	74,786	76,421
Intangible Liabilities, Net	25,067	26,248
Prepaid Rent and Security Deposits	16,939	15,569
Distributions Payable	10,075	9,951
Total Liabilities	1,513,617	1,508,841
COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS' EQUITY
Common Shares of Beneficial Interest, $0.01 par value, 990,000,000 shares authorized; 236,861,496 and 236,920,675 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	2,366	2,364
Additional Paid-in-Capital	2,073,109	2,071,526
Accumulated Deficit	(713,877)	(689,654)
Accumulated Other Comprehensive Loss	(48,048)	(23,269)
Total Shareholders' Equity	1,313,550	1,360,967
Total Liabilities and Shareholders' Equity	$2,827,167	$2,869,808

See accompanying notes to consolidated financial statements.

CHAMBERS STREET PROPERTIES
Consolidated Statements of Operations
For the Three Months Ended March 31, 2015 and 2014 (unaudited)
(In Thousands, Except Share and per Share Data)

	Three Months Ended
	March 31,
	2015	2014
REVENUES
Rental	$54,346	$51,876
Tenant Reimbursements	16,439	15,220
Other Property Income	198	1,069
Total Revenues	70,983	68,165
EXPENSES
Property Operating	9,781	9,553
Real Estate Taxes	10,782	9,801
General and Administrative	9,873	6,864
Acquisition-Related	—	290
Depreciation and Amortization	27,920	27,238
Total Expenses	58,356	53,746
Income Before Other (Expenses) Income	12,627	14,419
OTHER EXPENSES AND INCOME
Interest and Other Income	80	167
Interest Expense	(13,059)	(14,061)
Interest Expense and Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	17	26
Total Other (Expenses)	(12,962)	(13,868)
(Loss) Income Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	(335)	551
Provision For Income Taxes	(176)	(58)
Equity in Income of Unconsolidated Entities	6,505	2,826
NET INCOME	5,994	3,319
Basic and Diluted Net Income per Share	$0.03	$0.01
Weighted Average Common Shares Outstanding - Basic	236,940,134	236,583,752
Weighted Average Common Shares Outstanding - Diluted	236,963,354	236,583,752
Dividends Declared per Common Share	$0.128	$0.126

See accompanying notes to consolidated financial statements.

CHAMBERS STREET PROPERTIES
Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2015 and 2014 (unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2015	2014
NET INCOME	$5,994	$3,319
Foreign Currency Translation (Loss) Gain	(18,736)	823
Swap Fair Value Adjustments	(6,043)	(2,761)
COMPREHENSIVE (LOSS) INCOME	(18,785)	1,381

See accompanying notes to consolidated financial statements.

CHAMBERS STREET PROPERTIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2015 and 2014 (unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,994	$3,319
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Equity in Income of Unconsolidated Entities	(6,505)	(2,826)
Distributions from Unconsolidated Entities	10,225	10,076
Gain on Interest Rate Swaps	(17)	(26)
Prepaid Tenant Improvement Amortization	(365)	—
Lease Inducement Amortization	252	—
Depreciation and Amortization	27,920	27,238
Amortization of Non-Cash Interest Expense	(380)	(104)
Amortization of Above and Below Market Leases	975	1,482
Share-Based Compensation	4,038	1,012
Straight-Line Rent Adjustment	(1,668)	(1,291)
Changes in Operating Assets and Liabilities:
Tenant and Other Receivables	(465)	(1,297)
Prepaid Expenses and Other Assets	102	337
Accounts Payable, Accrued Expenses and Other Liabilities	(3,874)	(6,185)
Net Cash Flows Provided by Operating Activities	36,232	31,735
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Real Property	(1,715)	(27,450)
Distributions from Unconsolidated Entities	7,407	10,186
Restricted Cash	(468)	3,021
Lease Commissions	(322)	(1,396)
Improvements to Investments in Real Estate	(10,446)	(398)
Net Cash Flows Used in Investing Activities	(5,544)	(16,037)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase and Cancellation of Vested Shares	(3,240)	(247)
Payment of Distributions	(30,093)	(29,797)
Borrowings on Unsecured Revolving Credit Facility	35,000	10,000
Principal Payments on Unsecured Revolving Credit Facility	—	(10,000)
Principal Payments on Secured Notes Payable	(27,757)	(23,991)
Payment of Financing Costs	—	(62)
Net Cash Flows Used in Financing Activities	(26,090)	(54,097)
EFFECT OF FOREIGN CURRENCY TRANSLATION	(79)	(43)
Net Increase (Decrease) in Cash and Cash Equivalents	4,519	(38,442)
Cash and Cash Equivalents, Beginning of the Period	40,139	83,007
Cash and Cash Equivalents, End of the Period	$44,658	$44,565
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for Interest	$13,694	$14,298
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distributions Declared and Payable	$10,075	$9,954
Accounts Payable and Accrued Expenses—Construction In Progress	$3,715	$58
Deferred Revenue Due to Cash Trap Provision	$377	$—
Reserve for Cash Held by Lenders	$839	$—

See accompanying notes to consolidated financial statements.

CHAMBERS STREET PROPERTIES
Consolidated Statements of Equity
For the Three Months Ended March 31, 2015 and 2014 (unaudited)
(In Thousands, Except Share Data)

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2015	236,920,675	$2,364	$2,071,526	$(689,654)	$(23,269)	$1,360,967
Net Income	—	—	—	5,994	—	5,994
Other Comprehensive Loss	—	—	—	—	(24,779)	(24,779)
Share-Based Compensation	350,000	6	3,328	—	—	3,334
Repurchase and Cancellation of Vested Shares	(409,179)	(4)	(3,236)	—	—	(3,240)
Non-Cash Amortization of Share-Based Compensation	—	—	1,491	—	—	1,491
Distributions Declared ($0.128 per share)	—	—	—	(30,217)	—	(30,217)
Balance at March 31, 2015	236,861,496	$2,366	$2,073,109	$(713,877)	$(48,048)	$1,313,550

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2014	236,463,981	$2,359	$2,067,008	$(589,313)	$4,596	$1,484,650
Net Income	—	—	—	3,319	—	3,319
Other Comprehensive Loss	—	—	—	—	(1,938)	(1,938)
Share-Based Compensation	578,425	1	1,011	—	—	1,012
Repurchase and Cancellation of Vested Shares	(31,959)	—	(247)	—	—	(247)
Distributions Declared ($0.126 per share)	—	—	—	(29,820)	—	(29,820)
Balance at March 31, 2014	237,010,447	$2,360	$2,067,772	$(615,814)	$2,658	$1,456,976

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
We operate in an umbrella partnership REIT structure in which our operating partnership, CSP Operating Partnership, LP ("CSP OP"), indirectly owns substantially all of the properties acquired on our behalf. CSP OP was formed in Delaware on March 30, 2004, and we are the 100% owner and sole general partner. For each interest in our common shares of beneficial interest $0.01 par value (the "common shares"), that we issue, an equal interest in the limited partnership units of CSP OP is issued to us in exchange for the cash proceeds from the issuance of the interest in our common shares. As of March 31, 2015, we owned 100% of the limited partnership units of CSP OP directly or indirectly through a wholly-owned taxable REIT subsidiary.
As of March 31, 2015, we owned, on a consolidated basis, 102 industrial (primarily warehouse/distribution) and office properties located in 18 U.S. states (Arizona, California, Colorado, Florida, Illinois, Indiana, Kansas, Kentucky, Maryland, Massachusetts, Minnesota, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Texas and Virginia) and in the United Kingdom, encompassing approximately 25.3 million rentable square feet. Our consolidated properties were approximately 97.6% leased (based upon rentable square feet) as of March 31, 2015. As of March 31, 2015, 77 of our consolidated properties were net leased to single tenants, which encompassed approximately 20.6 million rentable square feet.
We had ownership interests in four unconsolidated entities that, as of March 31, 2015, owned interests in 28 properties. Excluding those properties owned through our investment in CB Richard Ellis Strategic Partners Asia II-A, L.P. ("CBRE Strategic Partners Asia"), we owned, on an unconsolidated basis, 25 industrial (primarily warehouse/distribution) and office properties located in seven U.S. states (Arizona, Florida, Illinois, Indiana, Ohio, Tennessee and Texas) and three countries in Europe (France, Germany and the United Kingdom), encompassing approximately 12.3 million rentable square feet. Our unconsolidated properties were approximately 99.9% leased (based upon rentable square feet) as of March 31, 2015. As of March 31, 2015, 20 of our unconsolidated properties were net leased to single tenants, which encompassed approximately 11.5 million rentable square feet.
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

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Certain information and footnotes required for annual financial statement presentation have been condensed or excluded pursuant to Securities and Exchange Commission (the "SEC") rules and regulations. Accordingly, our interim financial statements do not include all of the information and disclosures required under GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary in all material respects to present fairly our financial position, results of our operations and cash flows as of and for the three months ended March 31, 2015 have been made. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations to be expected for the entire year. The consolidated financial statements and notes thereto should be read in conjunction with our current Annual Report on Form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2014.
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
Revenue Recognition and Valuation of Receivables
All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $20.3 million as security for such leases at March 31, 2015 and December 31, 2014.
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
Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management's determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $18,000 and $62,000 as of March 31, 2015 and December 31, 2014, respectively.
Translation of Non-U.S. Currency Amounts
The financial statements and transactions of our United Kingdom properties are recorded in their functional currency, namely the Great Britain Pound ("GBP") and are then translated into U.S. dollars ("USD").

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Assets and liabilities of these properties are denominated in the functional currency and are then translated at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the reporting period. Translation adjustments are reported in "Accumulated Other Comprehensive Income (Loss)," a component of Shareholders' Equity.
The carrying value of our United Kingdom assets and liabilities fluctuate due to changes in the exchange rate between the USD and the GBP. The exchange rate of the USD to the GBP was $1.4819 and $1.5576 at March 31, 2015 and December 31, 2014, respectively. The profit and loss average exchange rate of the USD to the GBP was approximately $1.5357 and $1.6586 for the three months ended March 31, 2015 and 2014, respectively.
The carrying value of our assets and liabilities held within our joint venture in Europe (the "European JV") fluctuate due to changes in the exchange rate between the USD and the Euro ("EUR"). The exchange rate of the USD to the EUR was $1.0732 and $1.2099 at March 31, 2015 and December 31, 2014. The profit and loss average exchange rate of the USD to the EUR was approximately $1.1513 and $1.3679 for the three months ended March 31, 2015 and 2014, respectively.
Income Taxes
We elected to be taxed as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we generally distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain). It is our current intention to adhere to these requirements and maintain our REIT qualification. As a REIT, we generally will not be subject to corporate level U.S. federal income tax on net income we distribute currently to our shareholders. If we fail to qualify as a REIT in any taxable year, then we will be subject to U.S. federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. We believe that we have met all the REIT organizational and operational requirements for the three months ended March 31, 2015, and we were not subject to any U.S. federal income taxes, other than U.S. federal income taxes on income generated by our Taxable REIT Subsidiary. As such, we have not provided for income taxes other than as addressed below.
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
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary difference, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
No deferred tax assets or liabilities were recorded as of March 31, 2015, other than as mentioned below related to the United Kingdom net operating losses. In addition, we believe that any current or deferred tax liability associated with our Taxable REIT Subsidiary would be de minimus.
We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position, and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
We did not have any uncertain tax positions which would require us to record any unrecognized tax benefits or additional tax liabilities as of March 31, 2015.
Even if we qualify for taxation as a REIT, we may be subject to certain state, foreign, and local taxes on our income and property and to U.S. federal income and excise taxes on our undistributed taxable income, if any.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Included as a component of our tax provision, we have incurred income and other taxes (franchise, local and state government and international) related to our continuing operations in the amount of $176,000 and $58,000 during the three months ended March 31, 2015 and 2014, respectively.
The United Kingdom taxes real property operating results at a statutory rate of 20%. The properties we own (or hold interest in) in the United Kingdom have operated at a taxable loss to date and have generated a deferred tax asset of approximately $0.6 million consisting of these net operating loss carryforwards. We have provided for a full valuation allowance of $0.6 million as of March 31, 2015 on deferred tax assets because it is not likely that future operating profits in the United Kingdom would be sufficient to absorb the net operating losses.
The tax years from 2010 through 2014 remain open to examination by the taxing jurisdictions to which the Company is subject.
Fair Value of Financial Instruments and Investments
We generally determine or calculate the fair value of financial instruments using appropriate present value or other valuation techniques, such as discounted cash flow analyses, incorporating available market discount rate information for similar types of instruments and our estimates for non-performance and liquidity risk. These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow. The Investment Manager of CBRE Strategic Partners Asia applies valuation techniques for our investment carried at fair value based upon the application of the income approach, the direct market comparison approach, the replacement cost approach or third party appraisals to the underlying assets held in the unconsolidated entity in determining the net asset value attributable to our ownership interest therein. As of March 31, 2015, the financial assets and liabilities recorded at fair value in our consolidated financial statements are our derivative instruments and our investment in CBRE Strategic Partners Asia.
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
The carrying amounts of our cash and cash equivalents, restricted cash, tenant and other receivables and accounts payable approximate fair value due to their short-term maturities.
Share-based Compensation
For share-based awards for which there is no pre-established performance period, we recognize compensation costs over the service vesting period, which represents the requisite service period, on a straight-line basis.
For share-based awards with service or market conditions, we record the cost of the awards based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For share-based awards in which the performance period precedes the grant date, we recognize compensation costs straight-lined over the requisite service period, which includes both the performance and service vesting periods.
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

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

New Accounting Standards
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
In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The ASU is a part of the Simplification Initiative, to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. The new standard eliminates the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary but retains the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. The ASU applies to all entities and is effective for fiscal years beginning after December 15, 2015, and interim periods thereafter, with early adoption permitted. The adoption of this guidance is not anticipated to have a material impact on our consolidated financial statements or notes to our consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Consolidated (Topic 810): Amendments to the Consolidation Analysis. The ASU changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Key amendments under the new standard include the following: evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; elimination of the presumption that a general partner should consolidate a limited partnership; consolidation analysis of reporting entities that are involved with variable interest entities (VIEs), particularly those that have fee arrangements and related party relationship; addition of scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements similar to those for registered money market funds. The ASU applies to all reporting entities that are required to evaluate whether they should consolidate certain legal entities and is effective for fiscal years beginning after December 15, 2015, and interim periods thereafter, with early adoption permitted. We are still assessing the impact of this guidance on our consolidated financial statements and notes to our consolidated financial statements.
In April 7, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU addresses balance sheet presentation requirements for debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. The recognition and measurement guidance for debt issuance costs is not affected. The guidance is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, it is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Upon adoption, an entity must apply the new guidance retrospectively to all prior periods presented in the financial statements. An entity is also required in the year of adoption (and in interim periods within that year) to provide certain disclosures about the change in accounting principle, including the nature of and reason for the change, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). We are still assessing the impact of this guidance on our consolidated financial statements and notes to our consolidated financial statements.
3. Investment in Real Estate Activity
Wholly-Owned Acquisitions
During the three months ended March 31, 2015, we acquired an 11.8 acre undeveloped parcel in Phoenix, Arizona for approximately $1.7 million. The undeveloped parcel is situated immediately adjacent to our Goodyear Crossing II property.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

4. Investments in Unconsolidated Entities
As of March 31, 2015 and December 31, 2014, we owned the following number of properties through unconsolidated entities:

	Ownership %	Number of Properties
		March 31,	December 31,
		2015	2014
Duke JV	80.0%	13	14
European JV	80.0%	9	9
UK JV	80.0%	3	3
CBRE Strategic Partners Asia	5.07%	3	3
		28	29
Investments in unconsolidated entities at March 31, 2015 and December 31, 2014 consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Duke JV	$230,861	$239,376
European JV	125,853	144,141
UK JV	31,223	33,189
Afton Ridge	117	117
CBRE Strategic Partners Asia	6,684	6,870
	$394,738	$423,693
The following is a summary of the investments in unconsolidated entities for the three months ended March 31, 2015 and the year ended December 31, 2014 (in thousands):

	March 31,	December 31,
	2015	2014
Investment Balance, January 1	$423,693	$514,802
Contributions	—	7,625
Company's Equity in Net Income (including adjustments for basis differences)	6,505	28,823
Other Comprehensive Loss of Unconsolidated Entities	(17,828)	(22,342)
Distributions	(17,632)	(105,215)
Investment Balance, End of Period	$394,738	$423,693

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following are the balance sheets of our investments in unconsolidated entities at March 31, 2015 (in thousands):

	Duke JV	European JV	Other (2)	Total

Assets
Investments in Real Estate(1)	$319,663	$241,518	$184,245	$745,426
Other Assets	32,886	42,108	10,379	85,373
Total Assets	$352,549	$283,626	$194,624	$830,799
Liabilities and Equity
Secured Notes Payable, net	$56,948	$119,897	$—	$176,845
Other Liabilities	7,581	6,413	20,150	34,144
Total Liabilities	64,529	126,310	20,150	210,989
CSP Equity	230,861	125,853	38,024	394,738
Other Investors' Equity	57,159	31,463	136,450	225,072
Total Liabilities and Equity	$352,549	$283,626	$194,624	$830,799
__________

(1)
Includes REIT Basis Adjustments for costs incurred by the Company outside of the Duke/Hulfish, LLC joint venture (the "Duke JV") that are directly capitalizable to its investment in real estate assets acquired, including acquisition costs paid to our former investment advisor prior to January 1, 2009.

(2)	Includes the Goodman Princeton Holdings (Jersey) Limited joint venture (the "UK JV") and CBRE Strategic Partners Asia.
The following are the balance sheets of our investments in unconsolidated entities at December 31, 2014 (in thousands):

	Duke JV	European JV	Other (2)	Total

Assets
Investments in Real Estate(1)	$323,236	$274,128	$186,360	$783,724
Real Estate Investments and Other Assets Held-for-Sale	17,230	—	—	17,230
Other Assets	32,474	49,435	11,553	93,462
Total Assets	$372,940	$323,563	$197,913	$894,416
Liabilities and Equity
Liabilities Related to Real Estate Investments Held-for-Sale	$11,048	$—	$—	$11,048
Secured Notes Payable, net	57,222	135,173	—	192,395
Other Liabilities	6,013	8,214	17,093	31,320
Total Liabilities	74,283	143,387	17,093	234,763
CSP Equity	239,376	144,141	40,176	423,693
Other Investors' Equity	59,281	36,035	140,644	235,960
Total Liabilities and Equity	$372,940	$323,563	$197,913	$894,416
__________

(1)
Includes REIT Basis Adjustments for costs incurred by the Company outside of the Duke JV that are directly capitalizable to its investment in real estate assets acquired, including acquisition costs paid to our former investment advisor prior to January 1, 2009.

(2)	Includes UK JV, Afton Ridge, and CBRE Strategic Partners Asia.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following are the statements of operations for our investments in unconsolidated entities for the three months ended March 31, 2015 and March 31, 2014 (in thousands):

	Three Months Ended
	March 31, 2015				March 31, 2014
	Duke JV	European JV	Other (1)	Total	Duke JV	European JV	Other (2)	Total
Total Revenue	$12,631	$6,573	$(2,334)	$16,870	$14,660	$7,336	$(399)	$21,597
Operating Expenses	3,423	1,215	618	5,256	5,036	1,129	745	6,910
Net Operating Income	9,208	5,358	(2,952)	11,614	9,624	6,207	(1,144)	14,687
Depreciation and Amortization	5,214	2,601	484	8,299	7,516	2,929	523	10,968
Interest Expense	794	957	—	1,751	1,040	1,133	—	2,173
Gain on Sale of Real Estate	3,020	—	—	3,020	—	—	—	—
Loss on Extinguishment of Debt	(73)	—	—	(73)	—	—	—	—
Net Income (Loss)	6,147	1,800	(3,436)	4,511	1,068	2,145	(1,667)	1,546
Company Share in Net Income	4,917	1,439	175	6,531	854	1,716	287	2,857
Adjustments for REIT basis	(26)	—	—	(26)	(31)	—	—	(31)
CSP Equity in Net Income	$4,891	$1,439	$175	$6,505	$823	$1,716	$287	$2,826
__________

(1)	Includes UK JV and CBRE Strategic Partners Asia.

(2)	Includes UK JV, Afton Ridge, and CBRE Strategic Partners Asia.
Investments in Unconsolidated Entities Activity
On January 23, 2015, the Duke JV sold one office property located in Raleigh, North Carolina for approximately $20.6 million, of which our pro rata share was approximately $16.4 million and our pro rata gain was approximately $2.4 million.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

5. Deferred Leasing Costs and Intangible Assets and Liabilities
The following table summarizes our deferred leasing costs and intangible assets, including acquired above-market leases, acquired in-place leases and other intangible assets and intangible liabilities, including acquired below-market leases and acquired above-market ground lease obligations (in thousands):

	March 31,	December 31,
	2015	2014
Deferred Leasing Costs and Intangible Assets, Net:
Deferred Leasing Costs	$22,848	$22,481
Accumulated Amortization	(4,961)	(4,218)
Deferred Leasing Costs, Net	17,887	18,263
Above-Market Leases	63,566	63,566
Accumulated Amortization	(32,449)	(30,311)
Above-Market Leases, Net	31,117	33,255
In-Place Leases	300,124	300,124
Accumulated Amortization	(141,740)	(132,414)
In-Place Leases, Net	158,384	167,710
Other Intangible Assets	1,425	1,425
Accumulated Amortization	(199)	(163)
Other Intangible Assets, Net	1,226	1,262
Total Deferred Leasing Costs and Intangible Assets, Net	$208,614	$220,490

Intangible Liabilities, Net:
Below-Market Leases	$51,653	$51,653
Accumulated Amortization	(27,838)	(26,675)
Below-Market Leases, Net	23,815	24,978
Above-Market Ground Lease Obligation	1,501	1,501
Accumulated Amortization	(249)	(231)
Above-Market Ground Lease Obligation, Net	1,252	1,270
Total Intangible Liabilities, Net	$25,067	$26,248

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table sets forth amortization related to intangible assets and liabilities for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Deferred Leasing Costs(1)	$749	$354
Above-Market Leases(2)	2,138	2,515
In-Place Leases(1)	9,326	9,469
Other Intangible Assets(1)	36	—
Below-Market Leases(2)	(1,163)	(1,033)
Above-Market Ground Lease Obligation(3)	(18)	(18)
__________

(1)
The amortization of deferred leasing costs, in-place leases and other intangible assets are recorded to depreciation and amortization expense in the consolidated statements of operations for the periods presented.

(2)
The amortization of above-market leases and below-market leases are recorded as reductions and additions to rental income, respectively, in the consolidated statements of operations for the periods presented.

(3)	The amortization of the above-market ground lease obligation is recorded as a decrease to property operating expense in the consolidated statements of operations for the periods presented.
The following is a schedule of future amortization of deferred leasing costs, intangible assets and liabilities as of March 31, 2015 (in thousands):

	Intangible Assets				Intangible Liabilities
	Deferred Leasing Costs	Acquired Above-Market Leases	Acquired In-Place Leases	Other Intangible Assets	Acquired Below-Market Leases	Above-Market Ground Lease Obligations
Remaining 2015	$1,424	$6,327	$27,236	$108	$3,368	$53
2016	1,750	5,557	29,727	144	3,590	71
2017	1,604	4,466	25,254	144	3,098	71
2018	1,531	3,862	21,050	144	2,825	71
2019	1,332	3,300	17,284	144	2,604	71
Thereafter	10,246	7,605	37,833	542	8,330	915
	$17,887	$31,117	$158,384	$1,226	$23,815	$1,252

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

6. Debt
Secured Debt
Secured notes payable are summarized as follows (in thousands):

Property	Stated Interest Rate	Effective Interest Rate(1)	Maturity Date	Outstanding Balance
				March 31,	December 31,
				2015	2014

Lakeside Office Center	6.03%	6.03%	9/1/2015	$8,585	$8,617
Celebration Office Center III(2)	4.25%	2.50%	12/1/2015	8,770	8,817
22535 Colonial Pkwy(2)	4.25%	2.50%	12/1/2015	7,847	7,889
Northpoint III(2)	4.25%	2.50%	12/1/2015	10,155	10,209
Goodyear Crossing II(2)	4.25%	2.50%	12/1/2015	19,386	19,489
3900 North Paramount Parkway(2)	4.25%	2.50%	12/1/2015	7,616	7,656
3900 South Paramount Parkway(2)	4.25%	2.50%	12/1/2015	7,616	7,656
1400 Perimeter Park Drive(2)	4.25%	2.50%	12/1/2015	2,308	2,320
Miramar I(2)	4.25%	2.50%	12/1/2015	9,047	9,095
Miramar II(2)	4.25%	2.50%	12/1/2015	12,185	12,250
70 Hudson Street (3)	5.65%	5.15%	4/11/2016	113,570	114,108
Point West I - Swapped to Fixed	3.41%	3.41%	12/6/2016	10,635	10,716
100 Tice Blvd	5.97%	4.38%	9/15/2017	18,808	18,960
100 Tice Blvd	5.97%	4.38%	9/15/2017	18,808	18,960
4701 Gold Spike Drive(4)	4.45%	4.45%	3/1/2018	9,908	9,958
1985 International Way(4)	4.45%	4.45%	3/1/2018	6,883	6,920
3660 Deerpark Boulevard(4)	4.45%	4.45%	3/1/2018	7,117	7,153
Tolleson Commerce Park II(4)	4.45%	4.45%	3/1/2018	4,280	4,301
20000 S. Diamond Lake Road(4)	4.45%	4.45%	3/1/2018	6,233	6,265
Atrium I - Swapped to Fixed	3.78%	3.78%	5/31/2018	21,346	21,580
McAuley Place	3.98%	3.50%	9/1/2018	12,771	12,865
Easton III - Swapped to Fixed	3.95%	3.95%	1/31/2019	6,234	6,280
90 Hudson Street	5.66%	5.26%	5/1/2019	102,880	103,301
Fairforest Bldg. 6	5.42%	6.50%	6/1/2019	1,664	1,751
North Rhett I	5.65%	6.50%	8/1/2019	1,843	1,958
Kings Mountain II	5.47%	6.50%	1/1/2020	3,318	3,467
1 Rocket Road	6.60%	4.00%	8/1/2020	18,413	18,516
North Rhett II	5.20%	6.50%	10/1/2020	1,372	1,425
Mount Holly Bldg.	5.20%	6.50%	10/1/2020	1,372	1,425
Orangeburg Park Bldg.	5.20%	6.50%	10/1/2020	1,395	1,449
Kings Mountain I	5.27%	6.50%	10/1/2020	1,189	1,235
Ten Parkway North	4.75%	4.75%	1/1/2021	11,388	11,469
Union Cross Bldg. II	5.53%	6.50%	6/1/2021	5,570	5,755
Union Cross Bldg. I	5.50%	6.50%	7/1/2021	1,832	1,892

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Property	Stated Interest Rate	Effective Interest Rate(1)	Maturity Date	Outstanding Balance
				March 31,	December 31,
				2015	2014
Norman Pointe I	5.24%	3.50%	10/1/2021	20,091	20,177
Norman Pointe II	5.24%	3.50%	10/1/2021	22,119	22,214
The Landings I	5.24%	3.50%	10/1/2021	15,120	15,185
The Landings II	5.24%	3.50%	10/1/2021	13,336	13,393
Fairforest Bldg. 5	6.33%	6.50%	2/1/2024	7,522	7,678
North Rhett IV	5.80%	6.50%	2/1/2025	7,719	7,862
One Wayside Road(5)	5.66%	5.25%	8/1/2015	—	12,938
One Wayside Road(5)	5.92%	5.25%	8/1/2015	—	10,854
Total Secured Notes Payable				568,251	596,008
Plus Premium				14,291	15,494
Less Discount				(836)	(894)
Total Secured Notes Payable, Net				$581,706	$610,608
__________

(1)	Represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the amortization of any discounts/premiums, excluding debt issuance costs.

(2)	These nine loans are cross-collateralized.

(3)
In accordance with the provisions of this loan, beginning in February 2015, the property's excess cash proceeds after the payment of debt service, impounds and budgeted operating expenses are being held by the lender until the loan is repaid or the property is re-leased under terms described in the loan agreement.

(4)	These five loans are cross-collaterialized.

(5)	This loan was paid off in full on February 2, 2015 prior to the maturity date.
Unsecured Term Loan Facilities
The terms of our unsecured term loan facilities and outstanding balances as of March 31, 2015 and December 31, 2014 are set forth in the table below (in thousands):

Term Loan Facility	Unswapped Interest Rate	Effective Interest Rate(1)	Maturity Date	Outstanding Balance
				March 31,	December 31,
				2015	2014

WF Term Loan #2(2)	LIBOR + 1.50%	2.49%	3/7/2018	$200,000	$200,000
WF Term Loan #3(2)	LIBOR + 1.50%	3.12%	1/15/2019	200,000	200,000
TD Term Loan(3)	LIBOR + 1.75%	3.28%	3/6/2020	50,000	50,000
Capital One Term Loan(2)	LIBOR + 1.75%	4.32%	1/31/2021	120,000	120,000
Total Unsecured Term Loan Facilities				$570,000	$570,000
__________

(1)	Represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the effect of the interest rate swaps, excluding debt issuance costs.

(2)	As of March 31, 2015 and December 31, 2014, the applicable LIBOR rate was 0.172% and 0.156%, respectively, for these loans.

(3)	As of March 31, 2015 and December 31, 2014, the applicable LIBOR rate was 0.172% and 0.155%, respectively, for this loan.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Unsecured Revolving Credit Facility
The terms of our unsecured revolving credit facility are set forth in the table below (in thousands):

	March 31,	December 31,
	2015	2014
Outstanding Borrowings	$235,044	$200,044
Remaining Borrowing Capacity	614,956	649,956
Total Borrowing Capacity	$850,000	$850,000
Interest Rate(1)	1.47%	1.46%
Facility Fee(2)	30 bps	30 bps
Maturity Date(3)	January 15, 2018	January 15, 2018
__________

(1)	Calculated based on one-month LIBOR plus 1.30% as of March 31, 2015 and December 31, 2014.

(2)	The facility fee is based on the unsecured revolving credit facility's total borrowing capacity.

(3)	We may exercise an option to extend the maturity date by one year.
Debt Covenants and Restrictions
Certain of our secured notes payable are subject to financial covenants (interest coverage and loan to value ratio).
As of March 31, 2015, our unsecured term loan facilities and revolving credit facility were subject to certain financial covenants that require, among other things: the maintenance of (i) a leverage ratio of not more than 0.60; (ii) a fixed charge coverage ratio of at least 1.50; (iii) a secured leverage ratio of not more than (a) 0.45 prior to September 30, 2014 for the Capital One Term Loan, September 26, 2015 for WF Term Loan #2, WF Term Loan #3, and unsecured revolving credit facility, or March 6, 2015 for the TD Term Loan, or (b) 0.40 thereafter; (iv) an unencumbered leverage ratio of not more than 0.60; (v) minimum tangible net worth of $1.5 billion plus 85% of the net proceeds of certain future equity issuances; (vi) unencumbered asset value of at least $400.0 million; and (vii) a minimum of 10 Eligible Properties. In addition, our unsecured term loan facilities and revolving credit facility contain a number of customary non-financial covenants including those restricting liens, mergers, sales of assets, certain investments in unimproved land and mortgage receivables, intercompany transfers, transactions with affiliates and distributions. The Company has provided guarantees in connection with our unsecured term loan facilities and revolving credit facility. As of March 31, 2015, we were in compliance with all financial debt covenants.
The minimum principal payments due for our secured notes payable, unsecured term loan facilities and unsecured revolving credit facility are as follows as of March 31, 2015 (in thousands):

Remaining 2015	$103,960
2016	134,612
2017	46,822
2018	507,612
2019	308,768
Thereafter	271,521
$1,373,295

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The following table sets forth the terms of our interest rate swaps at March 31, 2015 and December 31, 2014 (amounts in thousands):

	Notional Amount		Fair Value		Rate
Type of Instrument	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	Index	Maturity Date
	2015	2014	2015	2014	2015	2014
Interest Rate Swap(1)	$10,635	$10,716	$(146)	$(135)	1.2%	1.3%	LIBOR	12/6/2016
Interest Rate Swap(2)	200,000	200,000	(116)	1,467	0.8%	0.8%	LIBOR	3/7/2018
Interest Rate Swap(1)	21,346	21,580	(478)	(354)	1.6%	1.6%	LIBOR	5/31/2018
Interest Rate Swap	200,000	200,000	(3,497)	(1,540)	1.5%	1.5%	LIBOR	1/15/2019
Interest Rate Swap(1)	6,234	6,280	(177)	(127)	1.8%	1.8%	LIBOR	1/31/2019
Interest Rate Swap(2)	50,000	50,000	(399)	266	1.4%	1.4%	LIBOR	3/6/2020
Interest Rate Swap	120,000	120,000	(7,179)	(5,543)	2.4%	2.4%	LIBOR	1/31/2021
__________

(1)
We assumed this swap in connection with the purchase of the Duke Portfolio on March 1, 2013. This swap is considered a hedging instrument under ASC 815-20 as of March 31, 2015. The swap was not considered a hedging instrument under ASC 815-20 during the period from March 1, 2013 to March 31, 2013.

(2)
We entered into these swaps in connection with the origination of the TD Term Loan and WF Term Loan #1 in March 2013. These swaps are considered hedging instruments under ASC 815-20 as of March 31, 2015. These swaps were not considered hedging instruments under ASC 815-20 during the period from March 11, 2013 and March 12, 2013, respectively, to May 29, 2013.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

We record all derivative instruments on a gross basis in the consolidated balance sheets. Accordingly, there are no offsetting amounts that net assets against liabilities. The asset and liability balances presented in the table below reflect the gross amounts of derivatives recorded in the consolidated balance sheets (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
		March 31,	December 31,		March 31,	December 31,
Type of Instrument	Balance Sheet Location	2015	2014	Balance Sheet Location	2015	2014
Derivatives designated as hedging instruments
Interest Rate Swaps	Prepaid Expenses and Other Assets	$—	$1,733	Accounts Payable, Accrued Expenses and Other Liabilities	$11,992	$7,699
The table below presents the effect of our derivative instruments on our consolidated statement of operations and consolidated statement of comprehensive income for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Derivatives Designated as Cash Flow Hedges:
Gain (Loss) Recognized in Other Comprehensive Income (OCI) (Effective Portion)	$(8,188)	$(5,089)
Loss Reclassified from AOCI into Interest Expense (Effective Portion)	(2,145)	(2,328)
Net Change in Fair Value of Derivative Financial Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)	17	26
At March 31, 2015, the Company expects that the hedged forecasted transactions, for each of the outstanding qualifying cash flow hedging relationships, remains probable of occurring. During the next twelve months we anticipate reclassifying $7.5 million of amounts currently recorded in accumulated other comprehensive income to earnings.
Concentration of Credit Risk
Our credit risk relates primarily to cash, restricted cash, and interest rate swap agreements. Cash accounts at each U.S. institution are insured by the Federal Deposit Insurance Corporation up to $250,000 through December 31, 2015.
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

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8. Future Minimum Rents
The following is a schedule of future minimum rents to be received on non-cancelable operating leases from consolidated properties as of March 31, 2015 (in thousands):

Remaining 2015	$162,143
2016	197,435
2017	185,133
2018	168,162
2019	149,110
Thereafter	463,068
$1,325,051
9. Related Party Transactions
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
10. Equity Incentive Plan and Performance Bonus Plan
Equity Incentive Plan
At our annual shareholders' meeting held on May 31, 2013, our shareholders approved the 2013 Equity Incentive Plan. Our key employees, directors, trustees, officers, advisors, consultants or other personnel of ours and our subsidiaries or other persons expected to provide significant services to us or our subsidiaries would be eligible to be granted incentive share options, non-qualified share options, share appreciation rights, restricted shares, restricted share units, dividend equivalent rights and other equity-based awards as contemplated in the 2013 Equity Incentive Plan. As of March 31, 2015, there were 3,330,631 common shares available for grant under the 2013 Equity Incentive Plan.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

2015 Awards
On January 9, 2015, our Board of Trustees' independent trustees, Messrs. Charles Black, Mark Brugger, James Francis, James Orphanides and Louis Salvatore, were awarded restricted shares units ("Trustee RSUs") under the Company's 2013 Equity Incentive Plan on the following terms: (i) (y) Mr. Black was awarded 20,000 Trustee RSUs, and (z) Messrs. Brugger, Francis, Orphanides and Salvatore each were awarded 5,000 Trustee RSUs; and (ii) each award is subject to a mandatory deferral program. Pursuant to the mandatory deferral program, each Trustee RSU entitles a holder to receive one common share upon the earlier of (i) the sixth month anniversary of the holder's separation of service from the Company, and (ii) a change in control of the Company. Each Trustee RSU also entitles a holder to receive an amount equal to the dividends paid on one common share. The fair value of the Trustee RSUs was valued by a third-party valuation firm taking into consideration the mandatory deferral program restrictions. Based on the valuation analysis, the fair value of each Trustee RSU was determined to be $7.13, which represents a discount of 12.5% from the grant date closing share price of $8.15. The expected remaining tenure is estimated to be two years.
On March 13, 2015, our employees were awarded an aggregate of 474,862 restricted share units under the Company's 2013 Equity Incentive Plan, of which 237,440 are subject to market and service vesting requirements ("Performance Share Units" or "PSUs") and 237,422 are subject to time-based vesting requirements ("Time-Based RSUs" or "RSUs").
The Time-Based RSUs are subject to vest in three equal annual installments from the date of grant contingent on the grantee's continued employment with the Company. The Company pays an amount into an escrow account for the benefit of the grantee, measured by the dividends and other distributions paid with respect to the number of shares underlying the Time-Based RSU, or a Dividend Equivalent, between the grant date and the date such Time-Based RSU vests. The Dividend Equivalent is paid to the grantee on the relevant vesting dates of the Time-Based RSU.
The PSUs are restricted share units that vest at the end of a three-year performance period. Each employee is granted a target number of PSUs (the “PSU Target Award”). The actual number of common shares issued to each employee is subject to the achievement of certain levels of total shareholder return relative to the total shareholder return of a peer group of publicly-traded REITs included in the FTSE NAREIT All Equity Total Return Index, over a three-year performance period. There will be no payout of our common shares if our total shareholder return falls below the 30th percentile of the total shareholder returns of the peer group. The maximum number of common shares issued to an employee is equal to 150% of the PSU Target Award and is earned if our total shareholder return is equal to or greater than the 75th percentile of the total shareholder returns of the peer group. The number of PSUs can ultimately fluctuate from the 237,440 granted based upon the levels of achievement for shareholder returns. Compensation expense for the PSU's will be recorded on a straight-line basis over the three year period. The fair value of the Performance Share Unit award was determined using a Monte Carlo simulation performed by a third-party valuation firm. The following table summarizes the assumptions utilized in the Monte Carlo simulation pricing model:

Assumptions
Fair value per unit at March 13, 2015	$6.00
Expected share price volatility	22.0%
Dividend yield	6.0%
Risk-free interest rate	0.99%
Remaining expected life	2.8 years
The computations of expected volatility are based on a blend of the historical volatility of our common shares and those of our peer group companies with similar operations over approximately five and a half years as that is expected to be most consistent with future volatility and equates to a time period twice as long as the approximate two and four-fifths year remaining performance period of the PSUs. Implied volatility data is based on the observed pricing of six month (180 day) publicly-traded options on each company's common stock. The risk-free interest rate corresponds to the length of the remaining Performance Cycle and is based on the prevailing zero-coupon U.S. Treasury yield as of March 13, 2015. The expected dividend yield is estimated by examining the Company's average dividend yield over the preceding five years,

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

as well as its current dividend yield as of March 13, 2015. The expected life of the PSUs is equal to the remaining 2.8 year vesting period as of March 13, 2015.
Retirement of Mr. Cuneo
On March 5, 2015, Mr. Cuneo stepped down as President and Chief Executive Officer of the Company and resigned from the Board of Trustees of the Company. Pursuant to his Memorandum of Retirement dated November 9, 2014, Mr. Cuneo remained employed by the Company in a non-officer position through March 16, 2015. As part of his 2014 performance bonus, Mr. Cuneo received 75,000 Time-Based RSUs and 75,000 PSUs, which became fully vested upon his retirement. We recognized cash compensation of approximately $187,000 and non-cash compensation of approximately $3.3 million related to Mr. Cuneo’s retirement in 2015.
2014 Awards
On January 29, 2014, our Board's independent trustees, Messrs. Black, Brugger, Francis, Orphanides and Salvatore, were awarded equity grants under our 2013 Equity Incentive Plan on the following terms: (i) (x) Mr. Black's award was for 20,000 common shares, (y) Messrs. Orphanides and Salvatore each were awarded 5,000 common shares and (z) Messrs. Brugger and Francis each were awarded 1,550 common shares, for a total of 33,100 common shares awarded to trustees and (ii) each award vested in its entirety, upon issuance. We recorded compensation expense based upon the $7.87 price per share on January 29, 2014.
On February 26, 2014, the Company and Operating Partnership entered into an amendment to Martin A. Reid's employment agreement, effective as of January 1, 2013, increasing Mr. Reid's annual target Long Term Incentive Award to 90,000 restricted common shares of the Company.
On March 15, 2014, a total of 401,875 restricted common shares were granted to our named executive officers (Messrs. Cuneo, Kianka and Reid) based on each executive's achievement of performance objectives during 2013, as determined at the discretion of our Compensation Committee. Additionally, 25 of our employees were granted 143,450 restricted common shares, in the aggregate, on March 15, 2014. One-third of the restricted shares granted to our named executive officers and employees will vest on each of the first three anniversaries of grant if the grantee is employed by the Company on such anniversary. We recorded compensation expense based upon the $7.74 price per share on March 15, 2014. Compensation expense is recognized on a straight-line basis over the service vesting period of three years. We recognized share-based compensation expense of $171,000 and $66,000 during the three and three months ended March 31, 2015 and 2014 as a result of granting the awards to our named executive officers and our employees.
On July 31, 2014, the Compensation Committee of the Board of Trustees of the Company (the “Compensation Committee”) adopted and approved an incentive bonus plan, a form of restricted share award agreement, and a form of restricted share unit award agreement that may be used in connection with awards made pursuant to the 2013 Equity Incentive Plan from time to time to the Company’s trustees, executive officers and other employees.
The incentive bonus plan is intended to provide additional incentive for key employees of the Company to perform to the best of their abilities, to further the growth, development and financial success of the Company, and to enable us to attract and retain qualified and talented individuals. Restricted shares are awarded to grantees based on a time-based vesting formula. Restricted share units represent a contingent commitment of the Company to issue shares to a grantee based on certain performance-based goals determined by the Compensation Committee.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Summary of Time-Based Restricted Common Shares
A summary of our Time-Based Restricted Common Shares from January 1, 2015 through March 31, 2015 is presented below:

	Nonvested Restricted Stock
	Common Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding at January 1, 2015	800,699	$8.68
Granted(1)	200,000	8.10
Vested(1)(2)	(728,963)	8.50
Outstanding at March 31, 2015	271,736	$8.53
__________

(1)	Shares granted to Mr. Cuneo were fully vested upon his retirement.

(2)
Total shares vested include 331,485 common shares that were tendered in accordance with the terms of our 2013 Equity Incentive Plan to satisfy minimum state tax withholding requirements related to the restricted common shares that have vested. We accept the return of shares at the current quoted closing share price of the Company's common shares on the NYSE to satisfy tax obligations.

Summary of Time-Based Restricted Share Units
A summary of our Time-Based Restricted Share Units from January 1, 2015 through March 31, 2015 is presented below:

	Nonvested RSUs
	Amount	Weighted-Average Grant Date Fair Value Per Share	Vested RSUs	Total RSUs
Outstanding at January 1, 2015	—	$—	—	—
Granted	237,422	7.78	—	237,422
Vested	(75,000)	7.78	75,000	—
Settled(1)	—	—	(75,000)	(75,000)
Outstanding at March 31, 2015	162,422	$7.78	—	162,422
__________

(1)
Represents vested RSUs that were settled in shares of the Company's common shares. Total shares settled include 38,806 shares that were tendered in accordance with the terms of our 2013 Equity Incentive Plan to satisfy minimum state tax withholding requirements related to the RSU settled. We accept the return of shares at the current quoted closing share price of the Company's common shares on the NYSE to satisfy tax obligations.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Summary of Performance Share Units
A summary of our Performance Share Units from January 1, 2015 through March 31, 2015 is presented below:

	Nonvested PSUs
	Amount	Weighted-Average Grant Date Fair Value Per Share	Vested PSUs	Total PSUs
Outstanding at January 1, 2015	—	$—	—	—
Granted	237,440	6.56	—	237,440
Vested	(75,000)	7.78	75,000	—
Settled(1)	—	—	(75,000)	(75,000)
Outstanding at March 31, 2015	162,440	$6.00	—	162,440
__________

(1)
Represents vested PSUs that were settled in shares of the Company's common shares. Total shares settled include 38,888 shares that were tendered in accordance with the terms of our 2013 Equity Incentive Plan to satisfy minimum state tax withholding requirements related to the PSU settled. We accept the return of shares at the current quoted closing share price of the Company's common shares on the NYSE to satisfy tax obligations.

	2015	2014
	(in thousands, except share data)
Compensation Expense Recorded During the Three Months Ended March 31(1)	$4,038	$1,012
Unamortized Compensation Costs	$4,269	$8,263
Shares Available for the Future Awards(2)	3,330,631	4,019,075
__________

(1)	2015 compensation expense includes severance expense totaling $3.3 million.

(2)	Shares available for the future awards includes units under our 2013 Equity Incentive Plan.
11. Shareholders' Equity
Common Shares
Under our current declaration of trust, we have the authority to issue a total of 1,000,000,000 shares of beneficial interest. Of the total shares authorized, 990,000,000 shares are designated as common shares, with a par value of $0.01 per share, and 10,000,000 shares are designated as preferred shares, with a par value of $0.01 per share. As of March 31, 2015 and December 31, 2014, there were no preferred shares issued or outstanding.
At-The-Market Offering
On November 6, 2013, we and CSP OP entered into four separate Equity Distribution Agreements with certain sales agents, pursuant to which we may sell, from time to time, our common shares having an aggregate offering price of up to $250.0 million. Sales of our common shares may be made in ordinary brokers' transactions on the NYSE, in negotiated transactions or transactions that are deemed to be "at the market" ("ATM") offerings, including sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. We may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under our unsecured revolving credit facility, to make acquisitions of properties or portfolios of properties, or for general corporate purposes. As of March 31, 2015 there have been no sales of common shares under the ATM program.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Accumulated Other Comprehensive Income (Loss)
The following presents the changes in the balances of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2015 and 2014 (in thousands):

	Foreign Currency Translation Gain (Loss)	Swap Fair Value Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2015	$(17,513)	$(5,756)	$(23,269)
Other Comprehensive Loss Before Reclassifications	(18,736)	(8,188)	(26,924)
Amounts Reclassified from Accumulated Other Comprehensive Income to Interest Expense	—	2,145	2,145
Balance at March 31, 2015	$(36,249)	$(11,799)	$(48,048)

	Foreign Currency Translation Gain	Swap Fair Value Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2014	$1,670	$2,926	$4,596
Other Comprehensive Income (Loss) Before Reclassifications	823	(5,089)	(4,266)
Amounts reclassified from Accumulated Other Comprehensive Income to Interest Expense	—	2,328	2,328
Balance at March 31, 2014	$2,493	$165	$2,658
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
As of March 31, 2015 and December 31, 2014, we held certain items that were required to be measured at fair value on a recurring basis. These included cash equivalents, interest rate swap derivative contracts and our equity method investment in CBRE Strategic Partners Asia. Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have original maturities of 90 days or less, including money market funds and U.S. Government obligations. Derivative instruments are related to our economic hedging activities with respect to interest rates.
The fair values of the interest rate swap derivative agreements are estimated with the assistance of a third-party valuation specialist using the market standard methodology of discounting the future expected cash payments and receipts on the pay and receive legs of the interest rate swap agreements that swap the estimated variable rate mortgage note payment stream for a fixed rate receive payment stream over the period of the loan. The variable interest rates used in the calculation of projected receipts on the interest rate swap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements (where appropriate). Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2015 and December 31, 2014, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

valuations in their entirety are classified in Level 2 of the fair value hierarchy. We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.
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
The following items are measured at fair value on a recurring basis and non-recurring basis at March 31, 2015 and December 31, 2014 (in thousands):

	As of March 31, 2015
	Fair Value Measurements Using:
	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets (Liabilities)
Cash and Cash Equivalents	$1,574	$—	$—	$1,574
Interest Rate Swaps Designated as Cash Flow Hedges - Assets	—	—	—	—
Interest Rate Swaps Designated as Cash Flow Hedges - Liabilities	—	(11,992)	—	(11,992)
Investment in CBRE Strategic Partners Asia	—	—	6,684	6,684

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	As of December 31, 2014
	Fair Value Measurements Using:
	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets (Liabilities)
Cash and Cash Equivalents	$1,573	$—	$—	$1,573
Interest Rate Swaps Designated as Cash Flow Hedges - Assets	—	1,733	—	1,733
Interest Rate Swaps Designated as Cash Flow Hedges - Liabilities	—	(7,699)	—	(7,699)
Investment in CBRE Strategic Partners Asia	—	—	6,870	6,870
Fair Value of Real Estate at Impairment(1)	—	—	94,000	94,000
__________

(1)	Represents a non-recurring fair value measurement.
The following table presents our activity for our investment in CBRE Strategic Partners Asia measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and 2014, respectively (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Investment in CBRE Strategic Partners Asia
Balance at January 1, 2015	$6,870
Translation Adjustment in Other Comprehensive Income	(186)
Balance at March 31, 2015	$6,684

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Investment in CBRE Strategic Partners Asia
Balance at January 1, 2014	$9,676
Total Loss on Fair Value Adjustment	(112)
Balance at March 31, 2014	$9,564
Disclosure of Fair Value Financial Instruments
For disclosure purposes only, the following table summarizes our notes payable and their estimated fair value at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015		December 31, 2014
Financial Instrument	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured Notes Payable(1)	$581,706	$603,775	$610,608	$628,194
Unsecured Term Loan Facilities(1)	$570,000	$584,654	$570,000	$577,196
Unsecured Revolving Credit Facility(1)	$235,044	$235,044	$200,044	$200,044
__________

(1)	Items are measured using Level 2 inputs.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.
13. Commitments and Contingencies
Ground Leases - We own a property that is subject to a long-term noncancellable ground lease obligation that contractually expires on November 30, 2032. We have three ten-year renewal options that will allow us to extend the expiration of the ground lease through November 30, 2062. The minimum commitment under the ground lease as of March 31, 2015 and thereafter is as follows (in thousands):

Remaining 2015	$205
2016	273
2017	273
2018	276
2019	308
Thereafter	4,474
$5,809
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

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table compares the net operating income for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Industrial Properties
Revenues:
Rental	$18,386	$14,145
Tenant Reimbursements	4,948	3,721
Other Property Income	198	—
Total Revenues	23,532	17,866
Property and Related Expenses:
Property Operating	1,872	1,491
Real Estate Taxes	3,832	3,129
Total Property and Related Expenses	5,704	4,620
Net Operating Income	$17,828	$13,246
Office Properties
Revenues:
Rental	$35,960	$36,700
Tenant Reimbursements	11,491	11,476
Other Property Income	—	1,069
Total Revenues	47,451	49,245
Property and Related Expenses:
Property Operating	7,909	8,002
Real Estate Taxes	6,950	6,672
Total Property and Related Expenses	14,859	14,674
Net Operating Income	$32,592	$34,571
Non-Reportable Properties
Revenues:
Rental	$—	$1,031
Tenant Reimbursements	—	23
Total Revenues	—	1,054
Property and Related Expenses:
Property Operating	—	60
Real Estate Taxes	—	—
Total Property and Related Expenses	—	60
Net Operating Income	$—	$994

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Reconciliation to Consolidated Net Income
Total Segment Net Operating Income	$50,420	$48,811
Expenses:
General and Administrative	9,873	6,864
Acquisition-Related	—	290
Depreciation and Amortization	27,920	27,238
Total Expenses	37,793	34,392
Income Before Other (Expenses) Income	12,627	14,419
Other Expenses and Income
Interest and Other Income	80	167
Interest Expense	(13,059)	(14,061)
Interest Expense and Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	17	26
(Loss) Income Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	(335)	551
Provision for Income Taxes	(176)	(58)
Equity in Income of Unconsolidated Entities	6,505	2,826
Net Income	$5,994	$3,319

	March 31,	December 31,
Assets	2015	2014
Industrial Properties	$915,999	$916,038
Office Properties	1,491,098	1,504,285
Non-Segment Assets(1)	420,070	449,485
Total Assets	$2,827,167	$2,869,808
_________

(1)	Non-segment assets primarily include our investments in unconsolidated entities.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

15. Earnings per Share
The following table reconciles the numerator and denominator in computing the Company's basic and diluted per-share computations for net income for the three months ended March 31, 2015 and 2014 is as follows (in thousands except share data):

	Three Months Ended
	March 31,
	2015	2014
Numerator:
Net Income	$5,994	$3,319
Allocation to Participating Securities (Nonvested Restricted Shares and Vested RSUs)	(40)	(127)
Numerator for Basic and Diluted Net Income	$5,954	$3,192
Denominator:
Basic Weighted Average Shares Outstanding	236,940,134	236,583,752
Effect of Dilutive Securities - Non-Vested Time-Based RSUs	23,220	—
Diluted Weighted Average Shares Outstanding	236,963,354	236,583,752
Basic and Diluted Earnings Per Share:
Net Income per Share	$0.03	$0.01
16. Subsequent Events
On April 28, 2015, our Board of Trustees approved a monthly distribution of $0.0425 per common share for each of the months of July, August and September of 2015. The July dividend will be paid on August 10, 2015 to all shareholders of record on July 31, 2015, the August dividend will be paid on September 9, 2015 to all shareholders of record on August 31, 2015, and the September dividend will be paid on October 8, 2015 to all shareholders of record on September 30, 2015.
On April 28, 2015, our Board of Trustees appointed Hugh S. O’Beirne, in addition to his current position of General Counsel, as Executive Vice President, Chief Legal Officer, Chief Compliance Officer, Chief Risk Officer and Secretary.

On May 8, 2015, we entered into (i) amendments to the employment agreements with certain of our officers, including Martin A. Reid, our Interim President and Chief Executive Officer, and Chief Financial Officer, and Philip L. Kianka, our Chief Operating Officer, and (ii) an amended and restated severance agreement with Hugh S. O'Beirne, our Chief Legal Officer, General Counsel, Chief Compliance Officer, Chief Risk Officer and Secretary, which, in each case, amended the definition of "Change of Control" to provide that a Change in Control of our company would occur following any consolidation or merger of the company if the company's shareholders immediately prior to the consolidation or merger, would not, immediately thereafter, in substantially the same proportions, beneficially own shares representing 70% rather than 50%, of the combined voting power of the securities of the corporation issuing cash or securities in the consolidation or merger.

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
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common shares of beneficial interest $0.01 par value (the "common shares"), along with the following factors that could cause actual results to vary from our forward-looking statements:

•	general volatility of the securities markets in which we participate;

•	national, regional and local economic climates;

•	changes in supply and demand for industrial and office properties;

•	adverse changes in the real estate markets, including increasing vacancy, increasing competition and decreasing rental revenue;

•	availability and credit worthiness of prospective tenants;

•	our ability to maintain rental rates and maximize occupancy;

•	our ability to identify and secure acquisitions;

•	our ability to successfully manage growth and/or operate acquired properties;

•	our pace of acquisitions and/or dispositions of properties;

•	risks related to development projects (including construction delay, cost overruns or our inability to obtain necessary permits);

•	payment of distributions from sources other than cash flows and operating activities;

•	receiving and maintaining corporate debt ratings and changes in the general interest rate environment;

•	availability of capital (debt and equity);

•	our ability to refinance existing indebtedness or incur additional indebtedness;

•	ability to comply with our debt covenants;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	the actual outcome of the resolution of any conflict;

•	material adverse actions or omissions by any of our joint venture partners;

•	our ability to operate as a self-managed company;

•	availability of and ability to retain our executive officers and other qualified personnel;

•	future terrorist attacks or epidemics in the United States or abroad;

•	the ability of CSP Operating Partnership, LP ("CSP OP") to qualify as a partnership for U.S. federal income tax purposes;

•	our ability to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes;

•	foreign currency fluctuations;

•	changes to accounting principles and policies and guidelines applicable to REITs;

•	legislative or regulatory changes adversely affecting REITs and the real estate business;

•	environmental, regulatory and/or safety requirements; and

•
other factors discussed under Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2014 and those factors that may be contained in any filing we make with the Securities and Exchange Commission (the "SEC"), including Part II, Item 1A of Form 10-Qs.

Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2014, and Item 1A,"Risk Factors" in this Quarterly Report on Form 10-Q.
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
As of March 31, 2015, we owned, on a consolidated basis, 102 industrial (primarily warehouse/distribution) and office properties located in 18 U.S. states (Arizona, California, Colorado, Florida, Illinois, Indiana, Kansas, Kentucky, Maryland, Massachusetts, Minnesota, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Texas and Virginia) and in the United Kingdom, encompassing approximately 25.3 million rentable square feet. Our consolidated properties were approximately 97.6% leased (based upon rentable square feet) as of March 31, 2015. As of March 31, 2015, 77 of our consolidated properties were net leased to single tenants, which encompassed approximately 20.6 million rentable square feet.
In addition, we owned, on an unconsolidated basis, 25 industrial (primarily warehouse/distribution) and office properties located in seven U.S. states (Arizona, Florida, Illinois, Indiana, Ohio, Tennessee and Texas) and in three European countries (France, Germany and the United Kingdom) encompassing approximately 12.3 million rentable square feet. Our unconsolidated properties were approximately 99.9% leased (based upon rentable square feet) as of March 31, 2015. As of March 31, 2015, 20 of our unconsolidated properties were net leased to single tenants, which encompassed approximately 11.5 million rentable square feet.
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
Business Strategy
We focus on investing in industrial and office properties that are primarily net leased to investment grade or creditworthy tenants on long-term leases through acquisitions of existing properties or build-to-suit projects. We believe the credit quality of many of our tenants, the length of our leases, the relatively modest capital expense requirements of our industrial properties and our single-tenant focus help us to enhance shareholder value. We monitor the credit of our tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies) that are rated by nationally recognized rating agencies, (2) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease, (3) monitoring news reports regarding our tenants and their underlying businesses and (4) monitoring the timeliness of rent collections. We also believe that our senior management team's extensive experience helps us to identify and consummate the acquisition and development of high-quality net leased properties. Our strategy has been to grow our portfolio with properties targeted to provide steady income, sustaining tenant relationships and enhancing the value of our existing properties, with a focus on the following:
Acquisitions. We believe high-quality industrial and office properties, which are net leased to tenants with strong credit profiles, represent attractive investments. We target acquisitions in markets with above-average projected rental growth, strong tenant demand and significant barriers to new construction. During the three months ended March 31, 2015, we acquired an 11.8 acre undeveloped parcel adjacent to Goodyear Crossing II in Phoenix, Arizona for approximately $1.7 million.
Build-to-Suit Opportunities. We may consider build-to-suit opportunities that have attractive development yields and leased to tenants with strong credit profiles on a long-term basis.
Maximize Cash Flow Through Internal Growth. We target investments with fixed rent escalations over long term leases that provide stable, increasing cash flow. We have typically structured our property acquisitions to achieve a positive spread between our cost of capital and the yields achieved on our investments. A majority of our existing leases typically have embedded rental rate growth as they provide for periodic increases in rent.
Capital Recycling. We consider selectively disposing of properties that are no longer consistent with our investment strategy or whose returns appear to have been maximized. During the three months ended March 31, 2015, consistent with our investment strategy to focus on single-tenant industrial and office properties, we sold an office property located in North Carolina and held in the Duke JV for approximately $20.6 million, of which our pro rata share was approximately $16.4 million and our pro rata gain was approximately $2.4 million.
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
During the three months ended March 31, 2015, we completed the following activities in order to maintain a prudent capital structure:

•	On February 2, 2015, we paid off the note payable secured by One Wayside Road in the amount of approximately $23.8 million prior to their maturity dates of August 1, 2015.
Factors that May Influence the Results of Operations
Economic conditions, leasing activity and real estate capital availability all continue to improve. Industrial leasing activity has strengthened over the past few years with the improvement in economic drivers such as employment, industrial production, international trading volumes and consumer confidence. Office leasing activity is also improving with recovering employment, beginning in the tech and energy sectors, and now broadening across other sectors including business and financial services, and healthcare. Whereas industrial and office leasing activity in the immediately preceding years was substantially weighted toward large corporate tenants, starting in 2013, activity trended towards normalization in the market for smaller tenants.
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

Debt and equity capital for commercial real estate investment is broadly available. While there has been increased competition to acquire properties, we are seeing transactions in many markets that are consistent with our strategy, particularly in the eastern part of the United States. Rents have generally continued to grow and vacancies are trending downward. We are also seeing more attractive transactions that have shorter duration lease terms. E-commerce sales growth has been strong and continues to be a large driver of demand for warehouse/distribution space.
Leasing Activity
Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue. Our leasing activity for the three months ended March 31, 2015 is presented in the table below ($ in thousands):

		Prior Lease (1)		New Lease (1)
	Square Feet	Annualized Base Rent(2)		Annualized Base Rent(2)		Tenant Improve- ments & Leasing Commis- sions(4)	Average Lease Term (in years)(5)
		Cash	GAAP(3)	Cash	GAAP(3)
Industrial Properties
Consolidated
Renewals	128,356	$428	$428	$428	$440	$113	3.21
New Tenants - Previously Leased Space(6)	68,800	216	216	216	222	70	3.25
New Tenants - Not Previously Leased Space(7)	9,100	—	—	29	29	9	3.25
Total Consolidated	206,256	644	644	673	691	192	3.22
Consolidated & Unconsolidated
Renewals	128,356	428	428	428	440	113	3.21
New Tenants - Previously Leased Space(6)	68,800	216	216	216	222	70	3.25
New Tenants - Not Previously Leased Space(7)	9,100	—	—	29	29	9	3.25
Total Consolidated & Unconsolidated	206,256	644	644	673	691	192	3.22
Office Properties
Consolidated
Renewals	11,061	161	155	182	181	118	3.94
New Tenants - Previously Leased Space	30,777	626	626	626	626	—	2.00
Total Consolidated	41,838	787	781	808	807	118	2.44
Unconsolidated
New Tenants - Not Previously Leased Space(7)	3,603	—	—	66	72	130	7.00
Total Unconsolidated	3,603	—	—	66	72	130	7.00
Consolidated & Unconsolidated
Renewals	11,061	161	155	182	181	118	3.94
New Tenants - Previously Leased Space(6)	30,777	626	626	626	626	—	2.00
New Tenants - Not Previously Leased Space(7)	3,603	—	—	66	72	130	7.00
Total Consolidated & Unconsolidated	45,441	787	781	874	879	248	2.78
Total Properties
Consolidated
Renewals	139,417	589	583	610	621	231	3.43
New Tenants - Previously Leased Space(6)	99,577	842	842	842	848	70	2.32
New Tenants - Not Previously Leased Space(7)	9,100	—	—	29	29	9	3.25
Total Consolidated	248,094	1,431	1,425	1,481	1,498	310	2.79
Unconsolidated
New Tenants - Not Previously Leased Space(7)	3,603	—	—	66	72	130	7.00
Total Unconsolidated	3,603	—	—	66	72	130	7.00
Consolidated & Unconsolidated
Renewals	139,417	589	583	610	621	231	3.43
New Tenants - Previously Leased Space(6)	99,577	842	842	842	848	70	2.32
New Tenants - Not Previously Leased Space(7)	12,703	—	—	95	101	139	5.87
Total Consolidated & Unconsolidated	251,697	$1,431	$1,425	$1,547	$1,570	$440	2.97

__________

(1)
Prior lease amounts represent rents in place at the time of expiration or termination. New lease amounts represent rents in place at the time of lease commencement. For certain leases, prior lease amounts are adjusted for comparability to new lease amounts (i.e. if a prior lease is gross and the new lease is net, the prior amounts are adjusted accordingly).

(2)
Cash Annualized Base Rent for each lease equals (i) 12 times the monthly cash base rent due as of March 31, 2015, or (ii) for any lease still in an initial free or reduced rent period as of March 31, 2015, 12 times the monthly cash base rent due upon expiration of the initial free or reduced rent period. U.S. Generally Accepted Accounting Principles ("GAAP") Annualized Base Rent includes the effect of straight-line rent. Cash and GAAP annualized base rent amounts for unconsolidated properties are included at pro rata share.

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
The following table sets forth percentage leased and average annual net effective rent information regarding our total portfolio of consolidated properties and unconsolidated properties as of March 31, 2015 and 2014. Percentage leased information is presented at 100% and average annual net effective rent information is presented at our pro-rata share for our unconsolidated properties (in thousands, except percentage data):

	Total Square Feet		% of Total Square Feet		% Leased		Average Annual Net Effective Rent(1)
	2015	2014	2015	2014	2015	2014	2015	2014
Consolidated Properties:
Office	7,284	7,559	28.8%	32.7%	98.9%	97.2%	$149,775	$148,848
Industrial	18,041	15,380	71.2%	66.6%	97.1%	92.7%	74,016	58,560
Other	—	144	—%	0.7%	—%	100.0%	—	4,225
Total	25,325	23,083	100.0%	100.0%	97.6%	94.2%	$223,791	$211,633

Unconsolidated Properties:
Office	667	1,201	5.4%	9.5%	98.9%	95.0%	$11,265	$17,968
Industrial	11,627	11,501	94.6%	90.5%	100.0%	100.0%	44,432	54,698
Total	12,294	12,702	100.0%	100.0%	99.9%	99.5%	$55,697	$72,666

Consolidated and Unconsolidated Properties:
Office	7,951	8,760	21.1%	24.5%	98.9%	96.9%	$161,040	$166,816
Industrial	29,668	26,881	78.9%	75.1%	98.2%	95.8%	118,448	113,258
Other	—	144	—%	0.4%	—%	100.0%	—	4,225
Total	37,619	35,785	100.0%	100.0%	98.4%	96.1%	$279,488	$284,299
__________

(1)
Average Annual Net Effective Rent is calculated as the total average annual cash base rental payments, adjusted for free rent periods. There is no effect given to other landlord concessions and excludes payments received from tenants for reimbursement of real estate taxes and operating expenses.

Tenant Lease Expirations
Our ability to maintain occupancy rates, and net effective rents, primarily depends upon our continuing ability to re-lease expiring space. We have limited near term lease expirations with an average remaining lease term of 6.33 years as of March 31, 2015. In addition, approximately 89.1% of our base rent is scheduled to expire after 2016. The following table sets forth a schedule of expiring leases for our consolidated and unconsolidated properties as of March 31, 2015 (Expiring Net Rentable Square Feet and Expiring Base Rent in thousands):

	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
	Expiring Net Rentable Square Feet	Expiring Base Rent	Expiring Net Rentable Square Feet	Expiring Base Rent	Number Of Expiring Leases	Expiring Net Rentable Square Feet	Expiring Base Rent	Percentage of Expiring Base Rent
Remaining 2015	897	$4,986	21	$367	19	918	$5,353	1.9%
2016	1,778	23,629	547	2,277	29	2,325	25,906	9.0%
2017	1,727	15,751	873	3,940	23	2,600	19,691	6.8%
2018	2,024	20,879	2,088	9,904	30	4,112	30,782	10.7%
2019	3,843	26,554	2,815	11,026	27	6,658	37,580	13.0%
2020	2,173	19,665	104	2,144	18	2,277	21,809	7.6%
2021	4,747	38,114	2,167	8,714	21	6,914	46,829	16.3%
2022	663	7,908	1,364	6,334	7	2,027	14,242	4.9%
2023	3,353	30,431	1,188	5,251	19	4,541	35,682	12.4%
2024	705	19,859	12	264	5	717	20,123	7.0%
Thereafter	2,807	25,247	1,107	4,930	18	3,914	30,177	10.4%
Total	24,717	$233,023	12,286	$55,151	216	37,003	$288,174	100.0%
Weighted Average Remaining Term (Years) (2):
Triple Net Single-Tenant Properties(3)		6.49		6.10			6.40
Multi-Tenant Properties		7.09		5.13			6.82
Other Single-Tenant Properties		4.02		4.75			4.10
Total Weighted Average Remaining Term (Years)(2)		6.42		5.92			6.33
__________

(1)	Expiring Net Rentable Square Feet for Unconsolidated Properties is at 100%. Expiring Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership.

(2)	Weighted Average Remaining Term is the average remaining term weighted by Expiring Base Rent.

(3)	Triple Net Single-Tenant Properties include certain properties that have minimal secondary tenant(s).
The leases scheduled to expire during the remainder of 2015 and in 2016 represent approximately 3.2 million rentable square feet or 10.9% of our total expiring base rent. We believe that, on average, the current market rental rates are approximately 10% below the expiring cash rental rates and approximately 2% above the expiring GAAP rental rates for leases scheduled to expire during the remainder of 2015 and in 2016, although individual properties within any particular market presently may be leased either above, below, or at the current quoted market rates within that market, and the average rental rates for individual markets may be above, below, or at the average cash rental rate of our overall portfolio. Our ability to re-lease available space depends upon both general market conditions and the market conditions in the specific regions in which individual properties are located.

Property Portfolio Size
Our portfolio size at the end of each quarter since commencement of our initial public offering (October 24, 2006) through March 31, 2015 is as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Cumulative Property Portfolio as of:	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
12/31/2006	9	878	$86,644	—	—	$—	9	878	$86,644
3/31/2007	9	878	86,644	—	—	—	9	878	86,644
6/30/2007	10	928	110,491	—	—	—	10	928	110,491
9/30/2007	42	5,439	348,456	—	—	—	42	5,439	348,456
12/31/2007	44	5,576	353,594	—	—	—	44	5,576	353,594
3/31/2008	47	6,257	426,856	—	—	—	47	6,257	426,856
6/30/2008	47	6,257	426,856	1	605	35,636	48	6,862	462,492
9/30/2008	49	6,483	486,777	6	3,307	193,773	55	9,790	680,550
12/31/2008	52	6,771	582,682	8	5,649	273,205	60	12,420	855,887
3/31/2009	52	6,771	582,717	8	5,649	273,130	60	12,420	855,847
6/30/2009	53	7,106	598,103	11	5,976	305,308	64	13,082	903,411
9/30/2009	57	7,805	719,822	11	5,976	305,202	68	13,781	1,025,024
12/31/2009	60	8,630	791,314	13	6,904	356,158	73	15,534	1,147,472
3/31/2010	58	8,407	748,835	18	7,392	418,818	76	15,799	1,167,653
6/30/2010	62	9,086	916,210	22	8,633	471,615	84	17,719	1,387,825
9/30/2010	63	9,295	983,810	22	8,633	471,615	85	17,928	1,455,425
12/31/2010	73	12,800	1,308,560	30	9,901	629,268	103	22,701	1,937,828
3/31/2011	73	12,800	1,308,560	43	11,950	903,508	116	24,750	2,212,068
6/30/2011	75	14,614	1,657,966	43	12,356	917,566	118	26,970	2,575,532
9/30/2011	74	13,906	1,689,048	43	12,355	918,771	117	26,261	2,607,819
12/31/2011	77	14,434	1,747,299	45	13,851	997,506	122	28,285	2,744,805
3/31/2012	78	15,784	1,824,403	46	13,997	1,007,753	124	29,781	2,832,156
6/30/2012	78	15,784	1,842,359	46	13,997	1,007,753	124	29,781	2,850,112
9/30/2012	78	16,831	1,920,218	46	13,997	1,008,246	124	30,828	2,928,464
12/31/2012	82	18,995	2,070,272	47	15,067	1,071,267	129	34,062	3,141,539
3/31/2013	99	22,314	2,572,995	30	11,748	713,722	129	34,062	3,286,717
6/30/2013	99	22,405	2,573,034	30	11,748	713,722	129	34,153	3,286,756
9/30/2013	101	22,791	2,630,692	30	11,748	713,722	131	34,539	3,344,414
12/31/2013	99	22,460	2,595,194	30	12,807	740,525	129	35,267	3,335,719
3/31/2014	100	23,082	2,625,394	29	12,702	728,205	129	35,785	3,353,599
6/30/2014	100	23,083	2,625,394	29	12,829	734,556	129	35,912	3,359,950
9/30/2014	100	23,453	2,618,304	29	12,829	734,556	129	36,282	3,352,860
12/31/2014	102	25,325	2,668,298	26	12,416	694,432	128	37,741	3,362,730
3/31/2015	102	25,325	2,669,973	25	12,294	676,432	127	37,619	3,346,405
__________

(1)	Net Rentable Square Feet for unconsolidated properties is at 100%. Approximate Total Acquisition Cost for unconsolidated properties is at our pro rata share of effective ownership.

Critical Accounting Policies
Refer to our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our critical accounting policies. There have been no changes to these policies during the three months ended March 31, 2015.
Significant Tenants
The following table details our largest tenants as of March 31, 2015 ($ in thousands):

			Credit Rating(1)		Consolidated & Unconsolidated Properties(2)			% of Cash An-nual- ized Base Rent
	Major Tenants(3)	Primary Industry	S&P	Moody's	Net Rentable Square Feet	Annualized Base Rent
						Cash	GAAP(4)

1	Amazon.com	Internet Retail	AA-	Baa1	6,540,667	$26,022	$25,161	9.8%
2	Raytheon Company	Defense and Aerospace	A	A3	666,290	10,582	11,248	4.0%
3	Lord Abbett & Co.	Financial Services	—	—	272,127	10,069	10,370	3.8%
4	U.S. General Services Administration	Government	AA+	Aa1	418,682	9,958	10,174	3.7%
5	JP Morgan Chase	Financial Services	A	A3	396,179	6,212	6,626	2.3%
6	Endo Health Solutions Inc.	Pharmaceutical and Healthcare Related	—	—	299,809	5,846	6,338	2.2%
7	Nuance Communications, Inc.	Software	BB-	Ba3	200,605	5,842	5,842	2.2%
8	Comcast of California	Telecommunications	A-	A3	219,631	5,205	5,042	2.0%
9	Eisai, Inc.	Pharmaceutical and Healthcare Related	—	—	208,911	5,189	5,217	2.0%
10	PPD Development LP	Pharmaceutical and Healthcare Related	B	B3	251,475	4,991	4,643	1.9%
11	Charles Komar & Sons, Inc.	Apparel Retail	—	—	159,341	4,933	4,093	1.9%
12	The Coleman Company, Inc.	Consumer Products	BB	Ba3	1,107,000	4,760	4,569	1.8%
13	Deloitte LLP	Professional Services	—	—	175,000	4,740	4,660	1.8%
14	Barclay's Capital(5)	Financial Services	A	A2	409,272	4,582	2,221	1.7%
15	Barr Laboratories, LLC	Pharmaceutical and Healthcare Related	A-	A3	142,500	4,489	4,426	1.7%
16	Clorox International Co	Consumer Products	BBB+	Baa1	1,350,000	4,484	4,429	1.7%
17	Unilever	Consumer Products	A+	A1	1,594,760	4,250	4,058	1.6%
18	Nationwide Mutual Insurance Co	Insurance	A+	A1	315,102	3,808	3,761	1.4%
19	Humana	Pharmaceutical and Healthcare Related	BBB+	Baa3	226,822	3,788	3,731	1.4%
20	Carl Zeiss Meditec	Pharmaceutical and Healthcare Related	—	—	201,620	3,770	3,395	1.4%
21	ConAgra Foods Packaged Foods, LLC	Food Service and Retail	BBB-	Baa2	741,860	3,423	3,269	1.3%
22	Whirlpool Corporation	Consumer Products	BBB	Baa2	1,020,000	3,385	3,429	1.3%
23	Kimberly-Clark Global Sales, Inc.	Consumer Products	A	A2	744,080	3,348	3,279	1.3%
24	Space Exploration Technologies Corp	Defense and Aerospace	—	—	514,753	3,348	3,913	1.3%
25	SBM Atlantia, Inc.	Petroleum and Mining	—	—	171,091	3,293	2,659	1.2%
26	Prime Distribution Services	Logistics Distribution	—	—	1,200,420	3,256	3,038	1.2%
27	NCS Pearson, Inc.	Education	BBB+	Baa1	167,218	3,201	2,794	1.2%
28	Bob's Discount Furniture	Home Furnishings/Home Improvement	—	—	672,000	3,098	3,154	1.2%
29	Noxell Corporation	Consumer Products	—	—	800,797	3,088	3,274	1.2%
30	Kellogg Sale Company	Consumer Products	BBB+	Baa2	1,142,400	3,033	2,854	1.1%
31	Royal Caribbean Cruises Ltd	Travel/Leisure	BB	Ba1	128,540	2,893	2,462	1.1%
32	Time Warner Cable Inc.	Telecommunications	BBB	Baa2	134,000	2,814	2,655	1.1%
33	REMEC Defense and Space	Defense and Aerospace	—	—	132,685	2,736	2,753	1.0%
34	Syngenta Seeds Inc	Agriculture	A+	A2	116,338	2,728	2,575	1.0%
35	American Home Mortgage	Financial Services	—	—	182,700	2,713	2,676	1.0%
36	Dr Pepper / Seven Up, Inc.	Food Service and Retail	BBB+	Baa1	601,500	2,611	2,696	1.0%
37	Citicorp North America, Inc.	Financial Services	A	Baa2	175,695	2,574	2,551	1.0%
38	Mercy Health Partners of SW Ohio	Pharmaceutical and Healthcare Related	—	A1	124,671	2,566	2,099	1.0%
39	Disney Vacation Development	Travel/Leisure	A	A2	100,924	2,533	2,121	1.0%
40	Verizon Wireless	Telecommunications	BBB+	Baa1	180,147	2,519	2,408	0.9%
	Other (approx 146) tenants				12,795,956	73,348	70,584	27.6%
					37,003,568	$266,028	$257,247	100.0%
__________

(1)	Credit rating is for our tenant, its guarantor or its parent company.

(2)
Includes unconsolidated properties held through our Duke/Hulfish, LLC joint venture (the "Duke JV"), our joint venture in Europe (the "European JV") and Goodman Princeton Holdings (Jersey) Limited joint venture (the "UK JV"). Net Rentable Square Feet is at 100% and annualized base rent is at our pro rata share of effective ownership.

(3)	In certain cases in which our tenant is a wholly-owned subsidiary of its parent company, the parent company is listed as our tenant.

(4)	Includes amortization of straight line rent, above-market leases and lease inducement. Excludes operating expense reimbursements.

(5)
In accordance with the provisions of the loan secured by our 70 Hudson Street property, beginning in February 2015, the property's cash flow in excess of interest and operating expenses is being reserved by the lender. As a result, we are only able to recognize a portion of this tenant's annualized base rental revenue. The rents in this table are presented at the adjusted amounts.

Results of Operations
As of March 31, 2015, we owned and operated 102 consolidated office and industrial properties and 25 unconsolidated office and industrial properties. As of March 31, 2014, we owned and operated 100 consolidated office, industrial and other properties and 29 unconsolidated office and industrial properties. Our consolidated leased percentage as of March 31, 2015 and 2014 was 97.6% and 94.2%, respectively. Our unconsolidated leased percentage as of March 31, 2015 and 2014 was 99.9% and 99.5%, respectively.
We had no property acquisitions during the three months ended March 31, 2015. The properties acquired during 2014 are presented in the table below:

Property	Market		Date of Acquisition	Property Type	Purchase Price ('000s)	Rentable Square Feet
2014 Acquisitions
445 Airtech Parkway	Indianapolis	IN	1/2/2014	Industrial	$30,200	622,440
1 Rocket Road	Los Angeles - South Bay	CA	7/31/2014	Industrial	46,650	514,753
1659 Sauget	St. Louis	MO	10/24/2014	Industrial	21,100	502,500
325 Centerpoint Blvd	Northeast	PA	11/18/2014	Industrial	45,750	744,080
550 Oak Ridge Drive	Northeast	PA	11/18/2014	Industrial	40,700	615,600
125 Capital Road	Northeast	PA	11/18/2014	Industrial	8,700	144,000
14-46 Alberigi Drive	Northeast	PA	11/18/2014	Industrial	10,500	140,800
Total 2014 Wholly-Owned Property Acquisitions					$203,600	3,284,173
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

Comparison of Three Months Ended March 31, 2015 to Three Months Ended March 31, 2014
The following table summarizes the historical results of operations of our portfolio for the three months ended March 31, 2015 and the three months ended March 31, 2014 (in thousands):

	For the Three Months Ended March 31,
	2015	2014	$ Change	% Change

Net Operating Income, as defined	$50,420	$48,811	$1,609	3.3%
Expense:
General and Administrative	9,873	6,864	3,009	43.8%
Acquisition-Related	—	290	(290)	(100.0)%
Depreciation and Amortization	27,920	27,238	682	2.5%
Total Expenses	37,793	34,392	3,401	9.9%
Income Before Other (Expenses) Income	12,627	14,419	(1,792)	(12.4)%
Other Expenses and Income:
Interest and Other Income	80	167	(87)	(52.1)%
Interest Expense	(13,059)	(14,061)	1,002	(7.1)%
Interest Expense and Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	17	26	(9)	(34.6)%
Total Other Expenses	(12,962)	(13,868)	906	(6.5)%
(Loss) Income Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	(335)	551	(886)	(160.8)%
Provision for Income Taxes	(176)	(58)	(118)	203.4%
Equity in Income of Unconsolidated Entities	6,505	2,826	3,679	130.2%
Net Income	$5,994	$3,319	$2,675	80.6%

The following tables summarize the Net Operating Income, as defined, for our total portfolio, excluding our unconsolidated properties, for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31, 2015
	Same Office Properties(1)	Same Industrial Properties(1)	Acquisition Industrial(2)	Other (3)	Total
Rental Revenue	$35,960	$14,487	$3,899	$—	$54,346
Tenant Reimbursement	11,491	4,060	888	—	16,439
Other Property Income	—	198	—	—	198
Total Revenues	47,451	18,745	4,787	—	70,983
Property Operating	7,909	1,449	423	—	9,781
Real Estate Taxes	6,950	3,336	496	—	10,782
Total Expenses	14,859	4,785	919	—	20,563
Net Operating Income	$32,592	$13,960	$3,868	$—	$50,420

	Three Months Ended March 31, 2014
	Same Office Properties(1)	Same Industrial Properties(1)	Acquisition Industrial(2)	Other (3)	Total
Rental Revenue	$35,504	$13,669	$476	$2,227	$51,876
Tenant Reimbursement	11,082	3,641	80	417	15,220
Other Property Income	1,069	—	—	—	1,069
Total Revenues	47,655	17,310	556	2,644	68,165
Property Operating	7,729	1,409	82	333	9,553
Real Estate Taxes	6,511	3,129	—	161	9,801
Total Expenses	14,240	4,538	82	494	19,354
Net Operating Income	$33,415	$12,772	$474	$2,150	$48,811
__________

(1)	Properties owned as of January 1, 2014 and still owned as of March 31, 2015.

(2)	Includes results, from the dates of acquisition through the periods presented, for the industrial properties acquired during 2014.

(3)	Includes results from properties sold during 2014.

	Three Months Ended March 31, 2015 as compared to the Three Months Ended March 31, 2014
	Same Office Properties		Same Industrial Properties		Acquisition Industrial		Other		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
Rental Revenue	$456	1.3%	$818	6.0%	$3,423	719.1%	$(2,227)	(100.0)%	$2,470	4.8%
Tenant Reimbursement	409	3.7%	419	11.5%	808	1,010.0%	(417)	(100.0)%	1,219	8.0%
Other Property Income	(1,069)	(100.0)%	198	100.0%	—	—%	—	—%	(871)	(81.5)%
Total Revenues	(204)	1.9%	1,435	8.3%	4,231	761.0%	(2,644)	(100.0)%	2,818	4.1%
Property Operating	180	2.3%	40	2.8%	341	415.9%	(333)	(100.0)%	228	2.4%
Real Estate Taxes	439	6.7%	207	6.6%	496	100.0%	(161)	(100.0)%	981	10.0%
Total Expenses	619	4.3%	247	5.4%	837	1,020.7%	(494)	(100.0)%	1,209	6.2%
Net Operating Income	$(823)	0.8%	$1,188	9.3%	$3,394	716.0%	$(2,150)	(100.0)%	$1,609	3.3%
Net Operating Income
Net Operating Income increased $1.6 million, or 3.3%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 as a result of:

•	A net increase in revenues of $2.8 million which is primarily due to:

◦	$4.2 million from our Acquisition Industrial Properties for rental and tenant reimbursement revenue;

◦	$1.2 million from our Same Office Properties and Same Industrial Properties (collectively the "Same Properties") which is primarily a result of:

▪	an increase of $3.3 million in rental revenue and tenant reimbursement revenue due to higher occupancy

▪
partially offset by a reduction of $1.2 million in rental revenue at our 70 Hudson Street property as a result of our inability to recognize some of the revenue due to the cash trap in place and $0.9 million in lease termination revenue recognized (included in Other Property Revenue);

◦	partially offset by a reduction of $2.6 million due to the office properties and retail property sold in 2014;

•	And a net increase of $1.2 million in property operating expenses and real estate taxes due to:

◦	$0.8 million from our Acquisition Industrial Properties;

◦	an increase of $0.9 million from our Same Properties which is primarily comprised of:

▪
an increase of $0.3 million in real estate taxes from office portfolio-wide increases and an increase of $0.1 million in real estate taxes from a Same Office property that was recently leased up where the tenant reimbursement revenue increased by an equal amount;

▪	an increase of $0.2 million in real estate taxes in our Same Industrial Properties;

▪	a slight increase of $0.2 million in operating expenses from our Same Properties; and

◦	partially offset by a reduction of $0.5 million due to the office properties and retail property sold in 2014.
Other Expenses and Income
General and Administrative
General and administrative expense increased $3.0 million, or 43.8%, to $9.9 million for the three months ended March 31, 2015 compared to $6.9 million for the three months ended March 31, 2014. The increase was primarily due to $4.0 million of severance and transition-related expenses due to the retirement of our president and chief executive officer incurred during the first quarter of 2015 offset by a reduction in professional fees such as marketing and legal expenses.
Acquisition-Related
Acquisition-related expenses decreased $0.3 million, or 100.0%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 since we did not have any property acquisitions during the three months ended March 31, 2015.
Depreciation and Amortization
Depreciation and amortization expense increased $0.7 million, or 2.5%, to $27.9 million for the three months ended March 31, 2015 as compared to $27.2 million for the three months ended March 31, 2014. The increase was primarily due to properties acquired during 2014.
Interest and Other Income
Interest and other income decreased $0.1 million, or 52.1%, to $0.1 million for the three months ended March 31, 2015 compared to $0.2 million for the three months ended March 31, 2014.
Interest Expense
Interest expense decreased $1.0 million, or 7.1%, to $13.1 million for the three months ended March 31, 2015 compared to $14.1 million for the three months ended March 31, 2014 primarily as a result of a decrease in our outstanding debt balance.

Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased $3.7 million, or 130.2%, to $6.5 million for the three months ended March 31, 2015 compared to $2.8 million for the three months ended March 31, 2014. The increase was primarily due to our pro rata gain of $2.4 million for the sale of the Duke JV property during the three months ended March 31, 2015.
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
While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which would affect our financial condition and results of operations. For example, we may be required to comply with new laws or regulations that cause us to incur unanticipated capital expenditures for our properties, thereby increasing our liquidity needs. Even if there are no material changes to our anticipated liquidity requirements, our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or needed. As of March 31, 2015, we had $44.7 million in cash as well as approximately$615.0 million available under our unsecured revolving credit facility. Of the $44.7 million in cash, approximately $1.6 million is held in a financial institution in the United Kingdom.
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
Unsecured Term Loan Facilities
We may enter into unsecured term loan facilities from time to time for general corporate purposes, to fund potential acquisitions and to potentially repay long-term debt.
The following table summarizes the balance and terms of our unsecured term loan facilities as of March 31, 2015 and December 31, 2014 (in thousands):

				Outstanding Balance
	Unswapped Interest Rate	Effective Interest Rate(1)	Maturity Date	March 31,	December 31,
Term Loan Facility				2015	2014
WF Term Loan #2(2)	LIBOR + 1.50%	2.49%	3/7/2018	$200,000	$200,000
WF Term Loan #3(2)	LIBOR + 1.50%	3.12%	1/15/2019	200,000	200,000
TD Term Loan(3)	LIBOR + 1.75%	3.28%	3/6/2020	50,000	50,000
Capital One Term Loan(2)	LIBOR + 1.75%	4.32%	1/31/2021	120,000	120,000
Total Unsecured Term Loan Facilities				$570,000	$570,000
__________

(1)	Represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the effect of the interest rate swaps, excluding debt issuance costs.

(2)	As of March 31, 2015 and December 31, 2014, the applicable London Inter-Bank Offering Rate ("LIBOR") rate was 0.172% and 0.156%, respectively, for these loans.

(3)	As of March 31, 2015 and December 31, 2014, the applicable LIBOR rate was 0.172% and 0.155%, respectively, for this loan.
Unsecured Revolving Credit Facility
We may borrow under our unsecured revolving credit facility from time to time for general corporate purposes, to fund potential acquisitions and to potentially repay long-term debt. The following table summarizes the balance and terms of our unsecured revolving credit facility as of March 31, 2015 and December 31, 2014, respectively (in thousands):

	March 31,	December 31,
	2015	2014
Outstanding Borrowings	$235,044	$200,044
Remaining Borrowing Capacity	614,956	649,956
Total Borrowing Capacity	$850,000	$850,000
Interest Rate(1)	1.47%	1.46%
Facility Fee(2)	30 bps	30 bps
Maturity Date(3)	January 15, 2018	January 15, 2018
_________

(1)	Calculated based on one-month LIBOR plus 1.30% as of March 31, 2015 and December 31, 2014.

(2)	The facility fee is based on the unsecured revolving credit facility's total borrowing capacity.

(3)	We may exercise an option to extend the maturity date by one year.
Secured Debt Financing
From time to time, we partially fund property acquisitions with secured mortgage financing. The following table details our encumbered and unencumbered properties as of March 31, 2015 (Approximate Acquisition Cost and Debt Balance in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance
Encumbered Properties	39	$1,148,861	$568,251	12	$334,106	$141,476	51	$1,482,967	$709,727
Unencumbered Properties	63	1,521,112	—	13	342,326	—	76	1,863,438	—
Total Properties	102	$2,669,973	$568,251	25	$676,432	$141,476	127	$3,346,405	$709,727
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

Debt Covenants and Restrictions
As of March 31, 2015, we were in compliance with all financial debt covenants. See Note 6 "Debt" in the notes to our consolidated financial statements for additional information.
At-The-Market Offering
On November 6, 2013, we and CSP OP entered into four separate Equity Distribution Agreements with certain sales agents, pursuant to which we may sell, from time to time, our common shares having an aggregate offering price of up to $250.0 million. Sales of our common shares may be made in ordinary brokers' transactions on the NYSE, in negotiated transactions or transactions that are deemed to be "at the market" ("ATM") offerings, including sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. We may use these proceeds and proceeds from the sale of debt securities to repay debt, including borrowings under our unsecured revolving credit facility, to make acquisitions of properties or portfolios of properties, or for general corporate purposes. As of March 31, 2015, there have been no sales of common shares under the ATM program.
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
Sale of Real Estate Properties
We consider opportunities to dispose of non-strategic properties with the intent of using the proceeds generated from the dispositions to fund new strategic acquisitions, to repay long-term debt and for other general corporate purposes. The timing of any potential future dispositions will depend on market conditions and our capital needs. Our ability to dispose of such properties on favorable terms, or at all, is dependent upon a number of factors including the availability of credit to potential buyers to purchase properties at prices that we consider acceptable.
Transactions with Unconsolidated Joint Ventures
Transactions with unconsolidated joint ventures may also provide a source of liquidity. Our unconsolidated joint ventures will from time to time obtain debt financing or sell properties and will then distribute to us, and our joint venture partners, all or a portion of the proceeds from such transactions.

Debt Composition
Our consolidated and pro rata share of unconsolidated debt is comprised of the following as of March 31, 2015 (amounts in thousands):

	Consolidated Debt(1)			Unconsolidated Debt(2)			Consolidated & Unconsolidated Debt(1)(2)
	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total
Amount
Fixed Interest Rate Debt	$70,982	$1,067,269	$1,138,251	$6,776	$134,700	$141,476	$77,758	$1,201,969	$1,279,727
Floating Interest Rate Debt	—	235,044	235,044	—	—	—	—	235,044	235,044
Total	$70,982	$1,302,313	$1,373,295	$6,776	$134,700	$141,476	$77,758	$1,437,013	$1,514,771
Weighted Average Remaining Term (years):
Fixed Interest Rate Debt			3.61			4.72			3.73
Floating Interest Rate Debt			2.79			N/A			2.79
Total			3.47			4.72			3.58
Weighted Average Interest Rate:
Fixed Interest Rate Debt			4.18%			3.47%			4.10%
Floating Interest Rate Debt			1.47%			N/A			1.47%
Total			3.72%			3.47%			3.70%
__________

(1)
Consolidated debt amount includes a $235.0 million outstanding balance on our unsecured revolving credit facility as of March 31, 2015. The unsecured revolving credit facility may be extended for an additional year from January 2018 to January 2019. The annual facility fee of 0.30% is not reflected in the interest rate amounts included this table.

(2)	Unconsolidated debt amounts are at our pro rata share of effective ownership.
Contractual Obligations and Commitments
The following table provides information with respect to our contractual obligations as of March 31, 2015 (in thousands):

Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Principal Payments - Secured Notes Payable	$103,960	$181,434	$181,336	$101,521	$568,251
Principal Payments - Unsecured Term Loan Facilities	—	—	400,000	170,000	570,000
Principal Payments - Unsecured Revolving Credit Facility	—	—	235,044	—	235,044
Principal Payments - Unconsolidated Debt at Pro Rata Share(1)	675	55,891	2,141	82,769	141,476
Interest Payments - Fixed-Rate Debt(2)	35,407	73,172	42,144	14,558	165,281
Interest Payments - Variable-Rate Debt(3)	2,598	6,928	144	—	9,670
Interest Payments - Unconsolidated Debt at Pro Rata Share(1)	1,761	4,560	4,351	3,749	14,421
Ground Lease Payments	205	546	584	4,474	5,809
Total	$144,606	$322,531	$865,744	$377,071	$1,709,952
__________

(1)	Unconsolidated debt excludes amounts due to our investment in CBRE Strategic Partners Asia.

(2)
Amounts include the expected net payments due under our interest rate swap agreements where in each case we have swapped our variable interest rate payments due under the debt agreements for fixed rates of interest payments.

(3)
As of March 31, 2015, our variable rate debt consisted of amounts outstanding under our unsecured revolving credit facility. The variable interest rate payments are based on LIBOR plus a spread of 1.30%. As of March 31, 2015, LIBOR was 0.172%.

Debt Maturities
The following table details our consolidated and unconsolidated debt maturities as of March 31, 2015 (in thousands):

	Consolidated Debt(1)			Unconsolidated Debt(2)			Consolidated & Unconsolidated Debt(1)(2)			Weigh- ted Average Interest Rate(3)(4)
	Scheduled Amort	Term Maturities	Total	Scheduled Amort	Term Maturities	Total	Scheduled Amort	Term Maturities	Total
Remaining 2015	$11,732	92,228	$103,960	$675	$—	$675	$12,407	$92,228	$104,635	4.41%
2016	13,271	121,341	134,612	941	—	941	14,212	121,341	135,553	5.46%
2017	12,495	34,327	46,822	990	53,960	54,950	13,485	88,287	101,772	3.82%
2018	10,276	497,336	507,612	1,042	—	1,042	11,318	497,336	508,654	2.26%
2019	7,982	300,786	308,768	1,097	—	1,097	9,079	300,786	309,865	2.58%
2020	6,290	65,846	72,136	1,156	41,958	43,114	7,446	107,804	115,250	3.87%
2021	3,743	190,449	194,192	875	38,782	39,657	4,618	229,231	233,849	4.78%
2022	1,870	—	1,870	—	—	—	1,870	—	1,870	—%
2023	1,987	—	1,987	—	—	—	1,987	—	1,987	—%
2024	1,167	—	1,167	—	—	—	1,167	—	1,167	6.33%
Thereafter	169	—	169	—	—	—	169	—	169	5.80%
Total	$70,982	$1,302,313	$1,373,295	$6,776	$134,700	$141,476	$77,758	$1,437,013	$1,514,771	3.70%
__________

(1)
Consolidated debt amount includes a $235.0 million outstanding balance on the unsecured revolving credit facility as of March 31, 2015. The unsecured revolving credit facility expires January 15, 2018. We may exercise an option to extend the maturity date by one year.

(2)	Unconsolidated debt amounts are at our pro rata share of effective ownership.

(3)	Weighted average interest rate is calculated using the maturity date of our various debt.

(4)	Weighted average interest rate for 2018 debt maturity consists of 1.47% floating rate for the revolving credit facility and 2.93% of interest rate for all other fixed rate debt.
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

The following table presents total distributions declared and paid and distributions per share as well as the source of payment of such distributions, for the following periods (in thousands, except per share amounts):

2015 Quarter	First
Total distributions declared and paid	$30,210
Distributions per share	$0.128
Amount of distributions per share funded by cash flows provided by operations	$0.128
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
On April 28, 2015, our Board of Trustees approved a monthly distribution of $0.0425 per common share for each of the months of July, August and September of 2015. The July dividend will be paid on August 10, 2015 to all shareholders of record on July 31, 2015, the August dividend will be paid on September 9, 2015 to all shareholders of record on August 31, 2015, and the September dividend will be paid on October 8, 2015 to all shareholders of record on September 30, 2015.
Historical Cash Flows
Our net cash provided by operating activities increased by $4.5 million to $36.2 million for the three months ended March 31, 2015, compared to $31.7 million for the three months ended March 31, 2014. The increase was primarily due to Net Operating Income generated by the properties acquired since January 1, 2014.
Net cash used in investing activities was $5.5 million for the three months ended March 31, 2015, compared to $16.0 million for the three months ended March 31, 2014. Due to more competitive acquisition pricing in the current year, we purchased an undeveloped land parcel and increased cash paid for improvements to our operating properties as compared to the purchase of an industrial property and less capital expenditures at our operating properties in the prior year period.
Net cash used in financing activities decreased by $28.0 million to $26.1 million for the three months ended March 31, 2015, compared to$54.1 million for the three months ended March 31, 2014. This was primarily due to net borrowings of $35.0 million under our unsecured revolving credit facility in the current year as compared to no net borrowings in the prior year period.
Off-Balance Sheet Arrangements
As of March 31, 2015, we had four Investments in Unconsolidated Entities: (i) a 5.07% ownership interest in CBRE Strategic Partners Asia; (ii) an 80% ownership interest in the Duke JV; (iii) an 80% ownership interest in the UK JV; and (iv) an 80% ownership interest in the European JV. Our investments are discussed in Note 4 to the accompanying consolidated financial statements "Investments in Unconsolidated Entities."
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
- Acquisition-related expenses: Acquisition-related expenses are primarily the result of the volume of our acquisitions completed during each period, and therefore we believe such acquisition costs are not reflective of our operating results during each period.
- Loss on early extinguishment of debt: Losses on early extinguishment of debt incurred in the current year are primarily a result of secured mortgage loan repayments typically associated with the sales of the underlying properties.
- Net change in fair value of non-qualifying derivative financial instruments and unrealized gains or losses on our investment in unconsolidated entities: Unrealized gains or losses that we have recognized during a given period are based primarily upon changes in the estimated fair market value of certain of our investments due to changes in market conditions and do not necessarily reflect the operating performance of these properties during the corresponding period.
- Other non-recurring expenses: Other non-recurring expenses such as severance-related costs and costs related to the process of listing our common shares on the New York Stock Exchange and our modified “Dutch Auction” tender offer are not reflective of our operating results during each period.
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

The following table presents our FFO, Core FFO and AFFO for the three months ended March 31, 2015 and 2014 (in thousands, except share data):

	Three Months Ended
	March 31,
	2015	2014
Reconciliation of Net Income to FFO, Core FFO and AFFO
Net Income	$5,994	$3,319
Real Estate Depreciation and Amortization	27,780	27,132
Pro Rata Share of Real Estate Depreciation and Amortization from Unconsolidated Entities	6,639	8,770
Pro Rata Share of Gain on Sale from Unconsolidated Entities	(2,416)	—
Funds from Operations	$37,997	$39,221
Acquisition-Related Expenses	—	290
Pro Rata Share of Loss on Early Extinguishment of Debt from Unconsolidated Entities	58	—
Severance-Related Expense	4,017	—
Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	(17)	(26)
Pro Rata Share of Unrealized Loss on Investment in CBRE Strategic Partners Asia	31	69
Core Funds from Operations	$42,086	$39,554
Amortization of Non-Cash Interest Expense	(380)	(104)
Pro Rata Share of Amortization of Non-Cash Interest Expense from Unconsolidated Entities	96	118
Amortization of Above and Below Market Leases	975	1,482
Pro Rata Share of Amortization of Above/Below Market Leases from Unconsolidated Entities	(50)	(54)
Amortization of Deferred Revenue Related to Tenant Improvements	(113)	(276)
Share-Based Compensation	735	1,012
Straight-line Rent Adjustments, Net	(1,668)	(1,291)
Pro Rata Share of Straight-Line Rent Adjustments, Net from Unconsolidated Entities	301	506
Recurring Capital Expenditures	(723)	(1,852)
Pro Rata Share of Recurring Capital Expenditures from Unconsolidated Entities	(694)	(121)
Adjusted Funds from Operations	$40,565	$38,974
Amounts per share (Basic and Diluted):
Net Income Attributable to Common Shareholders	$0.03	$0.01
Funds from Operations	$0.16	$0.17
Core Funds from Operations	$0.18	$0.17
Adjusted Funds from Operations	$0.17	$0.16

Subsequent Events
On April 28, 2015, our Board of Trustees approved a monthly distribution of $0.0425 per common share for each of the months of July, August and September of 2015. The July dividend will be paid on August 10, 2015 to all shareholders of record on July 31, 2015, the August dividend will be paid on September 9, 2015 to all shareholders of record on August 31, 2015, and the September dividend will be paid on October 8, 2015 to all shareholders of record on September 30, 2015.
On April 28, 2015, our Board of Trustees appointed Hugh S. O’Beirne, in addition to his current position of General Counsel, as Executive Vice President, Chief Legal Officer, Chief Compliance Officer, Chief Risk Officer and Secretary.

On May 8, 2015, we entered into (i) amendments to the employment agreements with certain of our officers, including Martin A. Reid, our Interim President and Chief Executive Officer, and Chief Financial Officer, and Philip L. Kianka, our Chief Operating Officer, and (ii) an amended and restated severance agreement with Hugh S. O'Beirne, our Chief Legal Officer, General Counsel, Chief Compliance Officer, Chief Risk Officer and Secretary, which, in each case, amended the definition of "Change of Control" to provide that a Change in Control of our company would occur following any consolidation or merger of the company if the company's shareholders immediately prior to the consolidation or merger, would not, immediately thereafter, in substantially the same proportions, beneficially own shares representing 70% rather than 50%, of the combined voting power of the securities of the corporation issuing cash or securities in the consolidation or merger.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.
We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we will borrow primarily at fixed rates or variable rates and, in some cases, with the ability to convert variable rates to fixed rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on its outstanding hedging instruments. We applied various basis point spreads to the underlying interest rate curves of the derivative portfolio in order to determine the instruments’ change in fair value. The following tables summarize the results of the analysis performed for the three months ended March 31, 2015 and 2014, respectively (amounts in thousands):

			Effects of Change in Interest Rates as of
Type of Instrument	Notional Amount	Maturity Date	March 31, 2015
			-100 Basis Points	-50 Basis Points	+50 Basis Points	+100 Basis Points

Qualifying Interest Rate Swap on Point West I Debt	$10,635	12/6/2016	(113)	(77)	87	174
Qualifying Interest Rate Swap on Wells Fargo Term Loan	$200,000	3/7/2018	(4,607)	(2,677)	2,800	5,559
Qualifying Interest Rate Swap on Atrium I Debt	$21,346	5/31/2018	(499)	(288)	306	613
Qualifying Interest Rate Swap on Wells Fargo Term Loan	$200,000	1/15/2019	(6,967)	(3,598)	3,588	7,092
Qualifying Interest Rate Swap on Easton III Debt	$6,234	1/31/2019	(208)	(108)	108	215
Qualifying Interest Rate Swap on TD Term Loan	$50,000	3/6/2020	(2,349)	(1,172)	1,133	2,242
Qualifying Interest Rate Swap on Capital One Term Loan	$120,000	1/31/2021	(6,726)	(3,330)	3,210	6,398

			Effects of Change in Interest Rates as of
Type of Instrument	Notional Amount	Maturity Date	March 31, 2014
			-100 Basis Points	-50 Basis Points	+50 Basis Points	+100 Basis Points

Qualifying Interest Rate Swap on Maskew Retail Park Debt(1)	$23,288	8/10/2014	(38)	(36)	35	71
Qualifying Interest Rate Swap on Point West I Debt	$10,960	12/6/2016	(178)	(116)	137	275
Qualifying Interest Rate Swap on Wells Fargo Term Loan	$200,000	3/7/2018	(7,468)	(3,831)	3,613	7,203
Qualifying Interest Rate Swap on Atrium I Debt	$22,282	5/31/2018	(794)	(409)	402	802
Qualifying Interest Rate Swap on Wells Fargo Term Loan	$200,000	1/15/2019	(9,273)	(4,719)	4,335	8,666
Qualifying Interest Rate Swap on Easton III Debt	$6,420	1/31/2019	(273)	(140)	135	269
Qualifying Interest Rate Swap on TD Term Loan	$50,000	3/6/2020	(2,834)	(1,382)	1,318	2,609
Qualifying Interest Rate Swap on Capital One Term Loan	$120,000	1/31/2021	(7,745)	(3,912)	3,617	7,192
__________

(1)	Based on three-month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.
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
A 100 basis point increase in interest rates would decrease the fair market value of our notes payable and unsecured term loan facilities by $39.4 million at March 31, 2015.
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

Changes in Internal Controls Over Financial Reporting
No changes in internal control over financial reporting occurred during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
We are not party to any material legal proceedings as of March 31, 2015.
ITEM 1A.    RISK FACTORS
There have been no material changes to the "Risk Factors" set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Securities and Repurchases of Securities
During the three months ended March 31, 2015, we did not sell any equity securities that are not registered under the Securities Act of 1933, as amended.
The following table provides information with respect to our tax tendering activity for the three months ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May-Yet Be Purchased Under the Plans or Programs

January 1, 2015 to January 31, 2015	—	$—	N/A	N/A
February 1, 2015 to February 28, 2015	—	—	N/A	N/A
March 1, 2015 to March 31, 2015(1)	409,179	7.81	N/A	N/A
Total	409,179	$7.81	N/A	N/A
__________

(1)	Shares were tendered by certain of our employees to us to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares and restricted share units.
Use of Proceeds from Sale of Registered Securities
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURE
None.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit No.
10.1	Second Amendment to Employment Agreement, dated May 8, 2015, by and among Chambers Street Properties, CSP Operating Partnership, LP and Martin A. Reid.

10.2	First Amendment to Employment Agreement, dated May 8, 2015, by and among Chambers Street Properties, CSP Operating Partnership, LP and Philip L. Kianka.

10.3	Amended and Restated Severance Agreement, dated May 8, 2015, by and among Chambers Street Properties and Hugh S. O'Beirne.

31.1	Certification by the Interim President and Chief Executive Officer, and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1
Certification by the Interim President and Chief Executive Officer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101
The following materials from Chambers Street Properties' Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) the Notes to the Consolidated Financial Statements, filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMBERS STREET PROPERTIES

Date: May 8, 2015	By:	/s/ MARTIN A. REID
	Name:	Martin A. Reid
	Title:	Interim President and Chief Executive Officer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.
10.1	Second Amendment to Employment Agreement, dated May 8, 2015, by and among Chambers Street Properties, CSP Operating Partnership, LP and Martin A. Reid.

10.2	First Amendment to Employment Agreement, dated May 8, 2015, by and among Chambers Street Properties, CSP Operating Partnership, LP and Philip L. Kianka.

10.3	Amended and Restated Severance Agreement, dated May 8, 2015, by and among Chambers Street Properties and Hugh S. O'Beirne.

31.1	Certification by the Interim President and Chief Executive Officer, and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1
Certification by the Interim President and Chief Executive Officer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101
The following materials from Chambers Street Properties' Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) the Notes to the Consolidated Financial Statements, filed herewith.