Form 10-Q
period 2015-06-30
CHAMBERS STREET PROPERTIES
filed 2015-08-07
CIK 1297587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of the registrant's common shares of beneficial ownership, $0.01 par value, was 236,860,294 as of August 5, 2015.

CHAMBERS STREET PROPERTIES

PART I.
FINANCIAL INFORMATION
ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CHAMBERS STREET PROPERTIES
Consolidated Balance Sheets
as of June 30, 2015 and December 31, 2014
(In Thousands, Except Share Data)

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Investments in Real Estate:
Land	$618,142	$630,840
Land Available for Expansion	24,292	23,368
Buildings and Improvements	1,646,738	1,674,955
	2,289,172	2,329,163
Less: Accumulated Depreciation and Amortization	(266,256)	(239,973)
Net Investments in Real Estate	2,022,916	2,089,190
Investments in Unconsolidated Entities	393,325	423,693
Cash and Cash Equivalents	94,252	40,139
Restricted Cash	17,721	14,718
Tenant and Other Receivables, Net	8,360	11,216
Deferred Rent	42,644	39,429
Deferred Leasing Costs and Intangible Assets, Net	195,836	220,490
Deferred Financing Costs, Net	7,896	9,321
Prepaid Expenses and Other Assets	17,713	21,612
Total Assets	$2,800,663	$2,869,808
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Secured Notes Payable, Net	$568,077	$610,608
Unsecured Term Loan Facilities	570,000	570,000
Unsecured Revolving Credit Facility	240,044	200,044
Accounts Payable, Accrued Expenses and Other Liabilities	68,861	76,421
Intangible Liabilities, Net	22,869	26,248
Prepaid Rent and Security Deposits	15,987	15,569
Distributions Payable	10,096	9,951
Total Liabilities	1,495,934	1,508,841
COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS' EQUITY
Common Shares of Beneficial Interest, $0.01 par value, 990,000,000 shares authorized; 236,860,294 and 236,920,675 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	2,366	2,364
Additional Paid-in-Capital	2,073,701	2,071,526
Accumulated Deficit	(734,416)	(689,654)
Accumulated Other Comprehensive Loss	(36,922)	(23,269)
Total Shareholders' Equity	1,304,729	1,360,967
Total Liabilities and Shareholders' Equity	$2,800,663	$2,869,808

See accompanying notes to consolidated financial statements.

CHAMBERS STREET PROPERTIES
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2015 and 2014 (unaudited)
(In Thousands, Except Share and per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
REVENUES
Rental	$56,759	$52,033	$111,105	$103,909
Tenant Reimbursements	14,832	14,595	31,271	29,815
Other Property Income	250	—	448	1,069
Total Revenues	71,841	66,628	142,824	134,793
EXPENSES
Property Operating	8,135	8,392	17,916	17,945
Real Estate Taxes	10,574	10,465	21,356	20,266
General and Administrative	11,697	5,953	21,570	12,817
Acquisition-Related	—	—	—	290
Depreciation and Amortization	27,933	27,126	55,853	54,364
Total Expenses	58,339	51,936	116,695	105,682
Income Before Other (Expenses) Income	13,502	14,692	26,129	29,111
OTHER EXPENSES AND INCOME
Interest and Other Income	12	151	92	318
Interest Expense	(12,986)	(13,907)	(26,045)	(27,968)
Interest Expense and Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	26	(14)	43	12
Gain on Sale of Real Estate	5,844	—	5,844	—
Total Other Expenses	(7,104)	(13,770)	(20,066)	(27,638)
Income Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	6,398	922	6,063	1,473
Provision For Income Taxes	(387)	(381)	(563)	(439)
Equity in Income of Unconsolidated Entities	3,676	4,612	10,181	7,438
NET INCOME	$9,687	$5,153	$15,681	$8,472
Basic and Diluted Net Income per Share	$0.04	$0.02	$0.07	$0.03
Weighted Average Common Shares Outstanding - Basic	236,900,677	237,000,613	236,922,064	236,793,334
Weighted Average Common Shares Outstanding - Diluted	236,955,835	237,000,613	236,950,577	236,793,334
Dividends Declared per Common Share	$0.128	$0.126	$0.256	$0.252

See accompanying notes to consolidated financial statements.

CHAMBERS STREET PROPERTIES
Consolidated Statements of Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2015 and 2014 (unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
NET INCOME	$9,687	$5,153	$15,681	$8,472
Foreign Currency Translation Gain (Loss)	7,749	1,330	(10,987)	2,153
Swap Fair Value Adjustments	3,377	(5,130)	(2,666)	(7,891)
COMPREHENSIVE INCOME	$20,813	$1,353	$2,028	$2,734

See accompanying notes to consolidated financial statements.

CHAMBERS STREET PROPERTIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2015 and 2014 (unaudited)
(In Thousands)

	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$15,681	$8,472
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Equity in Income of Unconsolidated Entities	(10,181)	(7,438)
Distributions from Unconsolidated Entities	20,596	22,609
Gain on Interest Rate Swaps	(43)	(12)
Gain on Sale of Real Estate	(5,844)	—
Prepaid Tenant Improvement Amortization	(733)	—
Lease Inducement Amortization	504	—
Depreciation and Amortization	55,853	54,364
Amortization of Non-Cash Interest Expense	(827)	(348)
Amortization of Above and Below Market Leases	1,913	2,883
Share-Based Compensation	4,630	1,924
Straight-Line Rent Adjustment	(3,403)	(2,545)
Changes in Operating Assets and Liabilities:
Tenant and Other Receivables	2,851	(1,856)
Prepaid Expenses and Other Assets	1,492	1,041
Accounts Payable, Accrued Expenses and Other Liabilities	(5,327)	(6,244)
Net Cash Flows Provided by Operating Activities	77,162	72,850
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Real Property	(1,715)	(27,450)
Proceeds from Sale of Real Estate	55,119	—
Distributions from Unconsolidated Entities	8,848	19,690
Acquisition Deposit	—	(875)
Restricted Cash	(2,500)	2,443
Lease Commissions	(3,635)	(1,810)
Improvements to Investments in Real Estate	(15,332)	(4,202)
Net Cash Flows Provided by (Used in) Investing Activities	40,785	(12,204)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase and Cancellation of Vested Shares	(3,240)	(247)
Payment of Distributions	(60,298)	(59,660)
Borrowings on Unsecured Revolving Credit Facility	40,000	10,000
Principal Payments on Unsecured Revolving Credit Facility	—	(10,000)
Principal Payments on Secured Notes Payable	(40,278)	(28,013)
Payment of Financing Costs	—	(160)
Net Cash Flows Used in Financing Activities	(63,816)	(88,080)
EFFECT OF FOREIGN CURRENCY TRANSLATION	(18)	15
Net Increase (Decrease) in Cash and Cash Equivalents	54,113	(27,419)
Cash and Cash Equivalents, Beginning of the Period	40,139	83,007
Cash and Cash Equivalents, End of the Period	$94,252	$55,588
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for Interest	$27,197	$28,464
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distributions Declared and Payable	$10,096	$9,953
Accounts Payable and Accrued Expenses—Construction In Progress	$2,155	$430
JV Contribution/Distribution—Expansion	$—	$6,351

See accompanying notes to consolidated financial statements.

CHAMBERS STREET PROPERTIES
Consolidated Statements of Equity
For the Six Months Ended June 30, 2015 and 2014 (unaudited)
(In Thousands, Except Share Data)

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2015	236,920,675	$2,364	$2,071,526	$(689,654)	$(23,269)	$1,360,967
Net Income	—	—	—	15,681	—	15,681
Other Comprehensive Loss	—	—	—	—	(13,653)	(13,653)
Share-Based Compensation	348,798	6	5,411	—	—	5,417
Repurchase and Cancellation of Vested Shares	(409,179)	(4)	(3,236)	—	—	(3,240)
Distributions Declared ($0.256 per share)	—	—	—	(60,443)	—	(60,443)
Balance at June 30, 2015	236,860,294	$2,366	$2,073,701	$(734,416)	$(36,922)	$1,304,729

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2014	236,463,981	$2,359	$2,067,008	$(589,313)	$4,596	$1,484,650
Net Income	—	—	—	8,472	—	8,472
Other Comprehensive Loss	—	—	—	—	(5,738)	(5,738)
Share-Based Compensation	555,508	2	1,922	—	—	1,924
Repurchase and Cancellation of Vested Shares	(31,959)	—	(247)	—	—	(247)
Distributions Declared ($0.252 per share)	—	—	—	(59,682)	—	(59,682)
Balance at June 30, 2014	236,987,530	$2,361	$2,068,683	$(640,523)	$(1,142)	$1,429,379

See accompanying notes to consolidated financial statements.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Nature of Business
Chambers Street Properties (NYSE: CSG) is a self-administered real estate investment trust ("REIT") that focuses on acquiring, owning and managing net leased industrial and office properties leased to creditworthy tenants. We were formed under the laws of the state of Maryland on March 30, 2004, and have elected to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986 (the "Internal Revenue Code") beginning with the taxable period ended December 31, 2004. On July 1, 2015, we entered into an Agreement and Plan of Merger with Gramercy Property Trust Inc. ("Gramercy") (See Note 16).
We operate in an umbrella partnership REIT structure in which our operating partnership, CSP Operating Partnership, LP ("CSP OP"), indirectly owns substantially all of the properties acquired on our behalf. CSP OP was formed in Delaware on March 30, 2004, and we are the 100% owner and sole general partner. For each interest in our common shares of beneficial interest $0.01 par value (the "common shares"), that we issue, an equal interest in the limited partnership units of CSP OP is issued to us in exchange for the cash proceeds from the issuance of the interest in our common shares. As of June 30, 2015, we owned 100% of the limited partnership units of CSP OP directly or indirectly through a wholly-owned taxable REIT subsidiary.
As of June 30, 2015, we owned, on a consolidated basis, 100 industrial (primarily warehouse/distribution) and office properties located in 18 U.S. states (Arizona, California, Colorado, Florida, Illinois, Indiana, Kansas, Kentucky, Maryland, Massachusetts, Minnesota, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Texas and Virginia) and in the United Kingdom, encompassing approximately 24.9 million rentable square feet. Our consolidated properties were approximately 98.9% leased (based upon rentable square feet) as of June 30, 2015. As of June 30, 2015, 76 of our consolidated properties were net leased to single tenants, which encompassed approximately 20.2 million rentable square feet.
We had ownership interests in four unconsolidated entities that, as of June 30, 2015, owned interests in 27 properties. Excluding those properties owned through our investment in CB Richard Ellis Strategic Partners Asia II-A, L.P. ("CBRE Strategic Partners Asia"), we owned, on an unconsolidated basis, 25 industrial (primarily warehouse/distribution) and office properties located in seven U.S. states (Arizona, Florida, Illinois, Indiana, Ohio, Tennessee and Texas) and three countries in Europe (France, Germany and the United Kingdom), encompassing approximately 12.3 million rentable square feet. Our unconsolidated properties were approximately 99.9% leased (based upon rentable square feet) as of June 30, 2015. As of June 30, 2015, 20 of our unconsolidated properties were net leased to single tenants, which encompassed approximately 11.5 million rentable square feet.
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
Certain information and footnotes required for annual financial statement presentation have been condensed or excluded pursuant to Securities and Exchange Commission (the "SEC") rules and regulations. Accordingly, our interim financial statements do not include all of the information and disclosures required under GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary in all material respects to present fairly our financial position, results of our operations and cash flows as of and for the three and six months ended June 30, 2015 have been made. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results of operations to be expected for the entire year. The consolidated financial statements and notes thereto should be read in conjunction with our current Annual Report on Form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2014.
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
Revenue Recognition and Valuation of Receivables
All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $20.3 million as security for such leases at June 30, 2015 and December 31, 2014.
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
Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management's determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $12,000 and $62,000 as of June 30, 2015 and December 31, 2014, respectively.
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
The carrying value of our United Kingdom assets and liabilities fluctuate due to changes in the exchange rate between the USD and the GBP. The exchange rate of the USD to the GBP was $1.5713 and $1.5576 at June 30, 2015 and December 31, 2014, respectively. The profit and loss average exchange rate of the USD to the GBP was approximately $1.5151 and $1.6764 for the three months ended June 30, 2015 and 2014, respectively; and $1.5253 and $1.6675 for the six months ended June 30, 2015 and 2014, respectively.
The carrying value of our assets and liabilities held within our joint venture in Europe (the "European JV") fluctuate due to changes in the exchange rate between the USD and the Euro ("EUR"). The exchange rate of the USD to the EUR was $1.1147 and $1.2099 at June 30, 2015 and December 31, 2014. The profit and loss average exchange rate of the USD to the EUR was approximately $1.0977 and $1.3757 for the three months ended June 30, 2015 and 2014, respectively; and $1.1239 and $1.3718 for the six months ended June 30, 2015 and 2014, respectively.
Income Taxes
We elected to be taxed as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we generally distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain). It is our current intention to adhere to these requirements and maintain our REIT qualification. As a REIT, we generally will not be subject to corporate level U.S. federal income tax on net income we distribute currently to our shareholders. If we fail to qualify as a REIT in any taxable year, then we will be subject to U.S. federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. We believe that we have met all the REIT organizational and operational requirements for the six months ended June 30, 2015, and we were not subject to any U.S. federal income taxes, other than U.S. federal income taxes on income generated by our Taxable REIT Subsidiary. As such, we have not provided for income taxes other than as addressed below.
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
No deferred tax assets or liabilities were recorded as of June 30, 2015, other than as mentioned below related to the United Kingdom net operating losses. In addition, we believe that any current or deferred tax liability associated with our Taxable REIT Subsidiary would be de minimus.
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
We did not have any uncertain tax positions which would require us to record any unrecognized tax benefits or additional tax liabilities as of June 30, 2015.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Even if we qualify for taxation as a REIT, we may be subject to certain state, foreign, and local taxes on our income and property and to U.S. federal income and excise taxes on our undistributed taxable income, if any.
Included as a component of our tax provision, we have incurred income and other taxes (franchise, local and state government and international) related to our continuing operations in the amount of $387,000 and $381,000 during the three months ended June 30, 2015 and 2014, respectively; and $563,000 and $439,000 for the six months ended June 30, 2015 and 2014, respectively.
The United Kingdom taxes real property operating results at a statutory rate of 20% . The properties we own (or hold interest in) in the United Kingdom have operated at a taxable loss to date and have generated a deferred tax asset of approximately $0.6 million consisting of these net operating loss carryforwards. We have provided for a full valuation allowance of $0.6 million as of June 30, 2015 on deferred tax assets because it is not likely that future operating profits in the United Kingdom would be sufficient to absorb the net operating losses.
The tax years from 2010 through 2014 remain open to examination by the taxing jurisdictions to which the Company is subject.
Fair Value of Financial Instruments and Investments
We generally determine or calculate the fair value of financial instruments using appropriate present value or other valuation techniques, such as discounted cash flow analyses, incorporating available market discount rate information for similar types of instruments and our estimates for non-performance and liquidity risk. These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow. The Investment Manager of CBRE Strategic Partners Asia applies valuation techniques for our investment carried at fair value based upon the application of the income approach, the direct market comparison approach, the replacement cost approach or third party appraisals to the underlying assets held in the unconsolidated entity in determining the net asset value attributable to our ownership interest therein. As of June 30, 2015, the financial assets and liabilities recorded at fair value in our consolidated financial statements are our derivative instruments and our investment in CBRE Strategic Partners Asia.
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
In July 2015, the FASB deferred the effective date of ASU No. 2014-09, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including the guidance on real estate derecognition for most transactions. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in ASU 2014-09. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017, with early adoption permitted. We are assessing the impact of this guidance on our consolidated financial statements and notes to our consolidated financial statements.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

3. Investment in Real Estate Activity
Wholly-Owned Acquisitions
During the six months ended June 30, 2015, we acquired an 11.8 acre undeveloped parcel in Phoenix, Arizona for approximately $1.7 million. The undeveloped parcel is situated immediately adjacent to our Goodyear Crossing II property.
Dispositions
During the six months ended June 30, 2015, we completed the sale of 300 Constitution Drive, a 330,000 square foot distribution warehouse located in Boston, Massachusetts. The industrial property was sold for a gross sales price of $20.3 million, resulting in a gain of approximately $3.5 million, after closing and other transaction related costs. We also completed the sale of 225 Summit Avenue, a 142,500 square foot office building located in Northern New Jersey. The office property was sold for a gross sales price of $37.0 million, resulting in a gain of approximately $2.3 million, after closing and other transaction related costs.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

4. Investments in Unconsolidated Entities
As of June 30, 2015 and December 31, 2014, we owned the following number of properties through unconsolidated entities:

	Ownership %	Number of Properties
		June 30,	December 31,
		2015	2014
Duke JV	80.0%	13	14
European JV	80.0%	9	9
UK JV	80.0%	3	3
CBRE Strategic Partners Asia	5.07%	2	3
		27	29
Investments in unconsolidated entities at June 30, 2015 and December 31, 2014 consist of the following (in thousands):

	June 30,	December 31,
	2015	2014
Duke JV	$226,444	$239,376
European JV	128,815	144,141
UK JV	32,749	33,189
Afton Ridge	—	117
CBRE Strategic Partners Asia	5,317	6,870
	$393,325	$423,693
The following is a summary of the investments in unconsolidated entities for the six months ended June 30, 2015 and the year ended December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014
Investment Balance, January 1	$423,693	$514,802
Contributions	—	7,625
Company's Equity in Net Income (including adjustments for basis differences)	10,181	28,823
Other Comprehensive Loss of Unconsolidated Entities	(11,105)	(22,342)
Distributions	(29,444)	(105,215)
Investment Balance, End of Period	$393,325	$423,693

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following are the balance sheets of our investments in unconsolidated entities at June 30, 2015 (in thousands):

	Duke JV	European JV	Other (2)	Total

Assets
Investments in Real Estate(1)	$315,944	$249,185	$157,032	$722,161
Other Assets	29,968	40,669	12,871	83,508
Total Assets	$345,912	$289,854	$169,903	$805,669
Liabilities and Equity
Secured Notes Payable, net	$56,671	$124,535	$—	$181,206
Other Liabilities	6,722	4,299	20,276	31,297
Total Liabilities	63,393	128,834	20,276	212,503
CSP Equity	226,444	128,815	38,066	393,325
Other Investors' Equity	56,075	32,205	111,561	199,841
Total Liabilities and Equity	$345,912	$289,854	$169,903	$805,669
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

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following are the statements of operations for our investments in unconsolidated entities for the three months ended June 30, 2015 and June 30, 2014 (in thousands):

	Three Months Ended
	June 30, 2015				June 30, 2014
	Duke JV	European JV	Other (1)	Total	Duke JV	European JV	Other (2)	Total
Total Revenue	$11,159	$6,100	$2,147	$19,406	$14,693	$7,783	$1,253	$23,729
Operating Expenses	3,124	656	563	4,343	4,293	863	722	5,878
Net Operating Income	8,035	5,444	1,584	15,063	10,400	6,920	531	17,851
Depreciation and Amortization	5,219	2,432	478	8,129	6,683	3,087	528	10,298
Interest Expense	755	917	—	1,672	1,035	1,165	—	2,200
Gain on Sale of Real Estate	19	—	—	19	—	—	—	—
Net Income	2,080	2,095	1,106	5,281	2,682	2,668	3	5,353
Company Share in Net Income	1,664	1,676	363	3,703	2,146	2,134	362	4,642
Adjustments for REIT basis	(27)	—	—	(27)	(30)	—	—	(30)
CSP Equity in Net Income	$1,637	$1,676	$363	$3,676	$2,116	$2,134	$362	$4,612
__________

(1)	Includes UK JV and CBRE Strategic Partners Asia.

(2)	Includes UK JV, Afton Ridge, and CBRE Strategic Partners Asia.
The following are the statements of operations for our investments in unconsolidated entities for the six months ended June 30, 2015 and June 30, 2014 (in thousands):

	Six Months Ended
	June 30, 2015				June 30, 2014
	Duke JV	European JV	Other (1)	Total	Duke JV	European JV	Other (2)	Total
Total Revenue	$23,790	$12,673	$(187)	$36,276	$29,353	$15,119	$854	$45,326
Operating Expenses	6,547	1,871	1,181	9,599	9,329	1,992	1,467	12,788
Net Operating Income	17,243	10,802	(1,368)	26,677	20,024	13,127	(613)	32,538
Depreciation and Amortization	10,433	5,033	962	16,428	14,199	6,016	1,051	21,266
Interest Expense	1,549	1,874	—	3,423	2,075	2,298	—	4,373
Gain on Sale of Real Estate	3,039	—	—	3,039	—	—	—	—
Loss on Extinguishment of Debt	(73)	—	—	(73)	—	—	—	—
Net Income (Loss)	8,227	3,895	(2,330)	9,792	3,750	4,813	(1,664)	6,899
Company Share in Net Income	6,581	3,116	537	10,234	3,000	3,850	649	7,499
Adjustments for REIT basis	(53)	—	—	(53)	(61)	—	—	(61)
CSP Equity in Net Income	$6,528	$3,116	$537	$10,181	$2,939	$3,850	$649	$7,438
__________

(1)	Includes UK JV and CBRE Strategic Partners Asia.

(2)	Includes UK JV, Afton Ridge, and CBRE Strategic Partners Asia.
Investments in Unconsolidated Entities Activity
On January 23, 2015, the Duke JV sold one office property located in Raleigh, North Carolina for approximately $20.6 million, of which our pro rata share was approximately $16.4 million and our pro rata gain was approximately $2.4 million.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

On April 30, 2015, CBRE Strategic Partners Asia sold the remaining three floors at the Kowloon Commerce Center in Hong Kong for approximately $42.2 million, of which our pro rata share was approximately $1.4 million.
5. Deferred Leasing Costs and Intangible Assets and Liabilities
The following table summarizes our deferred leasing costs and intangible assets, including acquired above-market leases, acquired in-place leases and other intangible assets and intangible liabilities, including acquired below-market leases and acquired above-market ground lease obligations (in thousands):

	June 30,	December 31,
	2015	2014
Deferred Leasing Costs and Intangible Assets, Net:
Deferred Leasing Costs	$25,797	$22,481
Accumulated Amortization	(5,760)	(4,218)
Deferred Leasing Costs, Net	20,037	18,263
Above-Market Leases	63,566	63,566
Accumulated Amortization	(34,575)	(30,311)
Above-Market Leases, Net	28,991	33,255
In-Place Leases	290,758	300,124
Accumulated Amortization	(145,141)	(132,414)
In-Place Leases, Net	145,617	167,710
Other Intangible Assets	1,425	1,425
Accumulated Amortization	(234)	(163)
Other Intangible Assets, Net	1,191	1,262
Total Deferred Leasing Costs and Intangible Assets, Net	$195,836	$220,490

Intangible Liabilities, Net:
Below-Market Leases	$46,766	$51,653
Accumulated Amortization	(25,131)	(26,675)
Below-Market Leases, Net	21,635	24,978
Above-Market Ground Lease Obligation	1,501	1,501
Accumulated Amortization	(267)	(231)
Above-Market Ground Lease Obligation, Net	1,234	1,270
Total Intangible Liabilities, Net	$22,869	$26,248

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table sets forth amortization related to intangible assets and liabilities for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Deferred Leasing Costs(1)	$792	$364	$1,541	$718
Above-Market Leases(2)	2,125	2,433	4,263	4,948
In-Place Leases(1)	9,285	9,284	18,611	18,753
Other Intangible Assets(1)	36	—	72	—
Below-Market Leases(2)	(1,187)	(1,032)	(2,350)	(2,065)
Above-Market Ground Lease Obligation(3)	(17)	(17)	(35)	(35)
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

(3)	The amortization of the above-market ground lease obligation is recorded as a decrease to property operating expense in the consolidated statements of operations for the periods presented.
The following is a schedule of future amortization of deferred leasing costs, intangible assets and liabilities as of June 30, 2015 (in thousands):

	Intangible Assets				Intangible Liabilities
	Deferred Leasing Costs	Acquired Above-Market Leases	Acquired In-Place Leases	Other Intangible Assets	Acquired Below-Market Leases	Above-Market Ground Lease Obligations
Remaining 2015	$1,042	$4,201	$17,617	$72	$2,085	$35
2016	1,956	5,557	29,075	144	3,404	71
2017	1,809	4,466	24,603	144	2,912	71
2018	1,718	3,862	20,399	144	2,639	71
2019	1,516	3,300	16,633	144	2,418	71
Thereafter	11,996	7,605	37,290	543	8,177	915
	$20,037	$28,991	$145,617	$1,191	$21,635	$1,234

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

6. Debt
Secured Debt
Secured notes payable are summarized as follows (in thousands):

Property	Stated Interest Rate	Effective Interest Rate(1)	Maturity Date	Outstanding Balance
				June 30,	December 31,
				2015	2014

Celebration Office Center III(2)	4.25%	2.50%	12/1/2015	$8,723	$8,817
22535 Colonial Pkwy(2)	4.25%	2.50%	12/1/2015	7,804	7,889
Northpoint III(2)	4.25%	2.50%	12/1/2015	10,100	10,209
Goodyear Crossing II(2)	4.25%	2.50%	12/1/2015	19,282	19,489
3900 North Paramount Parkway(2)	4.25%	2.50%	12/1/2015	7,575	7,656
3900 South Paramount Parkway(2)	4.25%	2.50%	12/1/2015	7,575	7,656
1400 Perimeter Park Drive(2)	4.25%	2.50%	12/1/2015	2,295	2,320
Miramar I(2)	4.25%	2.50%	12/1/2015	8,998	9,095
Miramar II(2)	4.25%	2.50%	12/1/2015	12,120	12,250
70 Hudson Street (3)	5.65%	5.15%	4/11/2016	113,060	114,108
Point West I - Swapped to Fixed	3.41%	3.41%	12/6/2016	10,553	10,716
100 Tice Blvd	5.97%	4.38%	9/15/2017	18,655	18,960
100 Tice Blvd	5.97%	4.38%	9/15/2017	18,655	18,960
4701 Gold Spike Drive(4)	4.45%	4.45%	3/1/2018	9,857	9,958
1985 International Way(4)	4.45%	4.45%	3/1/2018	6,849	6,920
3660 Deerpark Boulevard(4)	4.45%	4.45%	3/1/2018	7,080	7,153
Tolleson Commerce Park II(4)	4.45%	4.45%	3/1/2018	4,258	4,301
20000 S. Diamond Lake Road(4)	4.45%	4.45%	3/1/2018	6,201	6,265
Atrium I - Swapped to Fixed	3.78%	3.78%	5/31/2018	21,112	21,580
McAuley Place	3.98%	3.50%	9/1/2018	12,677	12,865
Easton III - Swapped to Fixed	3.95%	3.95%	1/31/2019	6,187	6,280
90 Hudson Street	5.66%	5.26%	5/1/2019	102,452	103,301
Fairforest Bldg. 6	5.42%	6.50%	6/1/2019	1,577	1,751
North Rhett I	5.65%	6.50%	8/1/2019	1,725	1,958
Kings Mountain II	5.47%	6.50%	1/1/2020	3,167	3,467
1 Rocket Road	6.60%	4.00%	8/1/2020	18,314	18,516
North Rhett II	5.20%	6.50%	10/1/2020	1,319	1,425
Mount Holly Bldg.	5.20%	6.50%	10/1/2020	1,319	1,425
Orangeburg Park Bldg.	5.20%	6.50%	10/1/2020	1,341	1,449
Kings Mountain I	5.27%	6.50%	10/1/2020	1,143	1,235
Ten Parkway North	4.75%	4.75%	1/1/2021	11,308	11,469
Union Cross Bldg. II	5.53%	6.50%	6/1/2021	5,382	5,755
Union Cross Bldg. I	5.50%	6.50%	7/1/2021	1,771	1,892
Norman Pointe I	5.24%	3.50%	10/1/2021	20,003	20,177

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Property	Stated Interest Rate	Effective Interest Rate(1)	Maturity Date	Outstanding Balance
				June 30,	December 31,
				2015	2014
Norman Pointe II	5.24%	3.50%	10/1/2021	22,022	22,214
The Landings I	5.24%	3.50%	10/1/2021	15,054	15,185
The Landings II	5.24%	3.50%	10/1/2021	13,278	13,393
Fairforest Bldg. 5	6.33%	6.50%	2/1/2024	7,364	7,678
North Rhett IV	5.80%	6.50%	2/1/2025	7,574	7,862
One Wayside Road(5)	5.66%	5.25%	8/1/2015	—	12,938
One Wayside Road(5)	5.92%	5.25%	8/1/2015	—	10,854
Lakeside Office Center(6)	6.03%	6.03%	9/1/2015	—	8,617
Total Secured Notes Payable				555,729	596,008
Plus Premium				13,129	15,494
Less Discount				(781)	(894)
Total Secured Notes Payable, Net				$568,077	$610,608
__________

(1)	Represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the amortization of any discounts/premiums, excluding debt issuance costs.

(2)	These nine loans are cross-collateralized.

(3)
In accordance with the provisions of this loan, beginning in February 2015, the property's excess cash proceeds after the payment of debt service, impounds and budgeted operating expenses are being held by the lender until the loan is repaid or the property is re-leased to the existing tenant under terms described in the loan agreement.

(4)	These five loans are cross-collaterialized.

(5)	This loan was paid off in full on February 2, 2015 prior to the maturity date.

(6)	This loan was paid off in full on June 3, 2015 prior to the maturity date.
Unsecured Term Loan Facilities
The terms of our unsecured term loan facilities and outstanding balances as of June 30, 2015 and December 31, 2014 are set forth in the table below (in thousands):

Term Loan Facility	Unswapped Interest Rate	Effective Interest Rate(1)	Maturity Date	Outstanding Balance
				June 30,	December 31,
				2015	2014

WF Term Loan #2(2)	LIBOR + 1.50%	2.49%	3/7/2018	$200,000	$200,000
WF Term Loan #3(2)	LIBOR + 1.50%	3.12%	1/15/2019	200,000	200,000
TD Term Loan(3)	LIBOR + 1.75%	3.28%	3/6/2020	50,000	50,000
Capital One Term Loan(2)	LIBOR + 1.75%	4.32%	1/31/2021	120,000	120,000
Total Unsecured Term Loan Facilities				$570,000	$570,000
__________

(1)	Represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the effect of the interest rate swaps, excluding debt issuance costs.

(2)	As of June 30, 2015 and December 31, 2014, the applicable LIBOR rate was 0.184% and 0.156%, respectively, for these loans.

(3)	As of June 30, 2015 and December 31, 2014, the applicable LIBOR rate was 0.184% and 0.155%, respectively, for this loan.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Unsecured Revolving Credit Facility
The terms of our unsecured revolving credit facility are set forth in the table below (in thousands):

	June 30,	December 31,
	2015	2014
Outstanding Borrowings	$240,044	$200,044
Remaining Borrowing Capacity	609,956	649,956
Total Borrowing Capacity	$850,000	$850,000
Interest Rate(1)	1.49%	1.46%
Facility Fee(2)	30 bps	30 bps
Maturity Date(3)	January 15, 2018	January 15, 2018
__________

(1)	Calculated based on one-month LIBOR plus 1.30% as of June 30, 2015 and December 31, 2014.

(2)	The facility fee is based on the unsecured revolving credit facility's total borrowing capacity.

(3)	We may exercise an option to extend the maturity date by one year.
Debt Covenants and Restrictions
Certain of our secured notes payable are subject to financial covenants (interest coverage and loan to value ratio).
As of June 30, 2015, our unsecured term loan facilities and revolving credit facility were subject to certain financial covenants that require, among other things: the maintenance of (i) a leverage ratio of not more than 0.60; (ii) a fixed charge coverage ratio of at least 1.50; (iii) a secured leverage ratio of not more than (a) 0.45 prior to September 30, 2014 for the Capital One Term Loan, September 26, 2015 for WF Term Loan #2, WF Term Loan #3, and unsecured revolving credit facility, or March 6, 2015 for the TD Term Loan, or (b) 0.40 thereafter; (iv) an unencumbered leverage ratio of not more than 0.60; (v) minimum tangible net worth of $1.5 billion plus 85% of the net proceeds of certain future equity issuances; (vi) unencumbered asset value of at least $400.0 million; and (vii) a minimum of 10 Eligible Properties. In addition, our unsecured term loan facilities and revolving credit facility contain a number of customary non-financial covenants including those restricting liens, mergers, sales of assets, certain investments in unimproved land and mortgage receivables, intercompany transfers, transactions with affiliates and distributions. The Company has provided guarantees in connection with our unsecured term loan facilities and revolving credit facility. As of June 30, 2015, we were in compliance with all financial debt covenants.
The minimum principal payments due for our secured notes payable, unsecured term loan facilities and unsecured revolving credit facility are as follows as of June 30, 2015 (in thousands):

Remaining 2015	$91,438
2016	134,612
2017	46,822
2018	512,612
2019	308,768
Thereafter	271,521
$1,365,773

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
The following table sets forth the terms of our interest rate swaps at June 30, 2015 and December 31, 2014 (amounts in thousands):

	Notional Amount		Fair Value		Rate
Type of Hedging Instrument	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	Index	Maturity Date
	2015	2014	2015	2014	2015	2014
Interest Rate Swap(1)	$10,553	$10,716	$(127)	$(135)	1.2%	1.3%	LIBOR	12/6/2016
Interest Rate Swap(2)	200,000	200,000	72	1,467	0.8%	0.8%	LIBOR	3/7/2018
Interest Rate Swap(1)	21,112	21,580	(413)	(354)	1.6%	1.6%	LIBOR	5/31/2018
Interest Rate Swap	200,000	200,000	(2,615)	(1,540)	1.4%	1.5%	LIBOR	1/15/2019
Interest Rate Swap(1)	6,187	6,280	(145)	(127)	1.8%	1.8%	LIBOR	1/31/2019
Interest Rate Swap(2)	50,000	50,000	40	266	1.3%	1.4%	LIBOR	3/6/2020
Interest Rate Swap	120,000	120,000	(5,401)	(5,543)	2.4%	2.4%	LIBOR	1/31/2021
__________

(1)
We assumed this swap in connection with the purchase of the Duke Portfolio on March 1, 2013. This swap is considered a hedging instrument under ASC 815-20 as of June 30, 2015. The swap was not considered a hedging instrument under ASC 815-20 during the period from March 1, 2013 to March 31, 2013.

(2)
We entered into these swaps in connection with the origination of the TD Term Loan and WF Term Loan #1 in March 2013. These swaps are considered hedging instruments under ASC 815-20 as of June 30, 2015. These swaps were not considered hedging instruments under ASC 815-20 during the period from March 11, 2013 and March 12, 2013, respectively, to May 29, 2013.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

We record all derivative instruments on a gross basis in the consolidated balance sheets. Accordingly, there are no offsetting amounts that net assets against liabilities. The asset and liability balances presented in the table below reflect the gross amounts of derivatives recorded in the consolidated balance sheets (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
		June 30,	December 31,		June 30,	December 31,
Type of Instrument	Balance Sheet Location	2015	2014	Balance Sheet Location	2015	2014
Derivatives designated as hedging instruments
Interest Rate Swaps	Prepaid Expenses and Other Assets	$112	$1,733	Accounts Payable, Accrued Expenses and Other Liabilities	$8,701	$7,699
The table below presents the effect of our derivative instruments on our consolidated statement of operations and consolidated statement of comprehensive income for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Derivatives Designated as Cash Flow Hedges:
Gain (Loss) Recognized in Other Comprehensive Income (OCI) (Effective Portion)	$1,225	$(7,497)	$(6,963)	$(12,586)
Loss Reclassified from AOCI into Interest Expense (Effective Portion)	(2,152)	(2,367)	(4,297)	(4,695)
Net Change in Fair Value of Derivative Financial Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)	26	(14)	43	12
At June 30, 2015, the Company expects that the hedged forecasted transactions, for each of the outstanding qualifying cash flow hedging relationships, remains probable of occurring. During the next twelve months we anticipate reclassifying $7.2 million of amounts currently recorded in accumulated other comprehensive income to earnings.
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
Our consolidated properties are located throughout the United States and in the United Kingdom. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory, and social factors affecting the communities in which the tenants operate. In addition, we do not have any tenant whose rent exceeds 10% of our total rental revenue.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8. Future Minimum Rents
The following is a schedule of future minimum rents to be received on non-cancelable operating leases from consolidated properties as of June 30, 2015 (in thousands):

Remaining 2015	$105,969
2016	194,475
2017	181,266
2018	163,914
2019	144,816
Thereafter	460,575
$1,251,015
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
Additionally, until June 30, 2017, if we attempt to effect certain types of transactions, including, but not limited to, a merger, consolidation or sale of 10% of more of our business, assets or voting securities (excluding the sale of any securities pursuant to a registration statement filed pursuant to the Securities Act of 1933, as amended), we have agreed under our Transition to Self-Management Agreement, by and among CB Richard Ellis Realty Trust, CBRE Operating Partnership, L.P., CBRE Global Investors, LLC and CBRE Advisors LLC, dated April 27, 2012 (the “Transition to Self-Management Agreement”) to engage CBRE Global Investors, LLC, our former sponsor, or an affiliate of our former sponsor to provide financial advice and assistance in connection therewith provided that such entity continues to have the sufficient expertise and resources to provide such financial advice and assistance. The transactional financial advisory fee payable by the Company to CBRE Global Investors or its affiliate upon the closing of a transaction will be equal to one-quarter of one percent (0.25%) of the consideration in the transaction, as defined in the Transition to Self-Management Agreement, plus the reimbursement of reasonable expenses. In accordance with the Transition to Self-Management Agreement, we engaged CBRE Global Investors, LLC in connection with the proposed merger with Gramercy, and CBRE Global Investors, LLC will be entitled to receive the aforementioned transaction advisory fee upon consummation of such merger.
10. Equity Incentive Plan and Performance Bonus Plan
Equity Incentive Plan
At our annual shareholders' meeting held on May 31, 2013, our shareholders approved the 2013 Equity Incentive Plan. Our key employees, directors, trustees, officers, advisors, consultants or other personnel of ours and our subsidiaries or other persons expected to provide significant services to us or our subsidiaries would be eligible to be granted incentive share options, non-qualified share options, share appreciation rights, restricted shares, restricted share units, dividend equivalent rights and other equity-based awards as contemplated in the 2013 Equity Incentive Plan. As of June 30, 2015, there were 3,332,627 common shares available for grant under the 2013 Equity Incentive Plan.

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
On March 15, 2014, a total of 401,875 restricted common shares were granted to our named executive officers (Messrs. Cuneo, Kianka and Reid) based on each executive's achievement of performance objectives during 2013, as determined at the discretion of our Compensation Committee. Additionally, 25 of our employees were granted 143,450 restricted common shares, in the aggregate, on March 15, 2014. One-third of the restricted shares granted to our named executive officers and employees will vest on each of the first three anniversaries of grant if the grantee is employed by the Company on such anniversary. We recorded compensation expense based upon the $7.74 price per share on March 15, 2014. Compensation expense is recognized on a straight-line basis over the service vesting period of three years. We recognized share-based compensation expense of $169,000 and $339,000 during the three months ended June 30, 2015 and 2014, respectively, and $340,000 and $405,000 during the six months ended June 30, 2015 and 2014, respectively, as a result of granting the awards to our named executive officers and our employees.
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

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Summary of Time-Based Restricted Common Shares
A summary of our Time-Based Restricted Common Shares from January 1, 2015 through June 30, 2015 is presented below:

	Nonvested Restricted Stock
	Common Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding at January 1, 2015	800,699	$8.68
Granted(1)	200,000	8.10
Vested(1)(2)	(728,963)	8.50
Forfeited	(1,202)	8.37
Outstanding at June 30, 2015	270,534	$8.53
__________

(1)	Shares granted to Mr. Cuneo were fully vested upon his retirement.

(2)
Total shares vested include 331,485 common shares that were tendered in accordance with the terms of our 2013 Equity Incentive Plan to satisfy minimum state tax withholding requirements related to the restricted common shares that have vested. We accept the return of shares at the current quoted closing share price of the Company's common shares on the NYSE to satisfy tax obligations.

Summary of Time-Based Restricted Share Units
A summary of our Time-Based Restricted Share Units from January 1, 2015 through June 30, 2015 is presented below:

	Nonvested RSUs
	Amount	Weighted-Average Grant Date Fair Value Per Share	Vested RSUs	Total RSUs
Outstanding at January 1, 2015	—	$—	—	—
Granted	237,422	7.78	—	237,422
Vested	(75,000)	7.78	75,000	—
Forfeited	(397)	7.78	—	(397)
Settled(1)	—	—	(75,000)	(75,000)
Outstanding at June 30, 2015	162,025	$7.78	—	162,025
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

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Summary of Performance Share Units
A summary of our Performance Share Units from January 1, 2015 through June 30, 2015 is presented below:

	Nonvested PSUs
	Amount	Weighted-Average Grant Date Fair Value Per Share	Vested PSUs	Total PSUs
Outstanding at January 1, 2015	—	$—	—	—
Granted	237,440	6.56	—	237,440
Vested	(75,000)	7.78	75,000	—
Forfeited	(397)	6.00	—	(397)
Settled(1)	—	—	(75,000)	(75,000)
Outstanding at June 30, 2015	162,043	$6.00	—	162,043
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

	2015	2014
	(in thousands, except share data)
Compensation Expense Recorded During the Six Months Ended June 30(1)	$4,629	$1,924
Unamortized Compensation Costs	$3,656	$7,351
Shares Available for the Future Awards(2)	3,332,627	4,041,992
__________

(1)	2015 compensation expense includes severance expense totaling $3.3 million.

(2)	Shares available for the future awards includes units under our 2013 Equity Incentive Plan.
11. Shareholders' Equity
Common Shares
Under our current declaration of trust, we have the authority to issue a total of 1,000,000,000 shares of beneficial interest. Of the total shares authorized, 990,000,000 shares are designated as common shares, with a par value of $0.01 per share, and 10,000,000 shares are designated as preferred shares, with a par value of $0.01 per share. As of June 30, 2015 and December 31, 2014, there were no preferred shares issued or outstanding.
At-The-Market Offering
On November 6, 2013, we and CSP OP entered into four separate Equity Distribution Agreements with certain sales agents, pursuant to which we may sell, from time to time, subject to the restrictions contained in the Merger Agreement (as defined herein), our common shares having an aggregate offering price of up to $250.0 million. Sales of our common shares may be made in ordinary brokers' transactions on the NYSE, in negotiated transactions or transactions that are deemed to be "at the market" ("ATM") offerings, including sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. We may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under our unsecured revolving credit facility, to make acquisitions of properties or portfolios of properties, or for general corporate purposes. As of June 30, 2015 there have been no sales of common shares under the ATM program.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Accumulated Other Comprehensive Income (Loss)
The following presents the changes in the balances of each component of accumulated other comprehensive income (loss) for the six months ended June 30, 2015 and 2014 (in thousands):

	Foreign Currency Translation Gain (Loss)	Swap Fair Value Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2015	$(17,513)	$(5,756)	$(23,269)
Other Comprehensive Loss Before Reclassifications	(10,987)	(6,963)	(17,950)
Amounts Reclassified from Accumulated Other Comprehensive Income to Interest Expense	—	4,297	4,297
Balance at June 30, 2015	$(28,500)	$(8,422)	$(36,922)

	Foreign Currency Translation Gain	Swap Fair Value Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2014	$1,670	$2,926	$4,596
Other Comprehensive Income (Loss) Before Reclassifications	2,153	(12,586)	(10,433)
Amounts reclassified from Accumulated Other Comprehensive Income to Interest Expense	—	4,695	4,695
Balance at June 30, 2014	$3,823	$(4,965)	$(1,142)
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
As of June 30, 2015 and December 31, 2014, we held certain items that were required to be measured at fair value on a recurring basis. These included cash equivalents, interest rate swap derivative contracts and our equity method investment in CBRE Strategic Partners Asia. Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have original maturities of 90 days or less, including money market funds and U.S. Government obligations. Derivative instruments are related to our economic hedging activities with respect to interest rates.
The fair values of the interest rate swap derivative agreements are estimated with the assistance of a third-party valuation specialist using the market standard methodology of discounting the future expected cash payments and receipts on the pay and receive legs of the interest rate swap agreements that swap the estimated variable rate mortgage note payment stream for a fixed rate receive payment stream over the period of the loan. The variable interest rates used in the calculation of projected receipts on the interest rate swap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements (where appropriate). Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2015 and December 31, 2014, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

valuations in their entirety are classified in Level 2 of the fair value hierarchy. We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.
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
The following items are measured at fair value on a recurring basis and non-recurring basis at June 30, 2015 and December 31, 2014 (in thousands):

	As of June 30, 2015
	Fair Value Measurements Using:
	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets (Liabilities)
Cash and Cash Equivalents	$1,574	$—	$—	$1,574
Interest Rate Swaps Designated as Cash Flow Hedges - Assets	—	112	—	112
Interest Rate Swaps Designated as Cash Flow Hedges - Liabilities	—	(8,701)	—	(8,701)
Investment in CBRE Strategic Partners Asia	—	—	5,317	5,317

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
The following table presents our activity for our investment in CBRE Strategic Partners Asia measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2015 and 2014, respectively (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Investment in CBRE Strategic Partners Asia
Balance at January 1, 2015	$6,870
Distributions	(1,385)
Total Income on Fair Value Adjustment	762
Unrealized Loss in Fair Value Adjustment	(930)
Balance at June 30, 2015	$5,317

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Investment in CBRE Strategic Partners Asia
Balance at January 1, 2014	$9,676
Total Loss on Fair Value Adjustment	(141)
Balance at June 30, 2014	$9,535
Disclosure of Fair Value Financial Instruments
For disclosure purposes only, the following table summarizes our notes payable and their estimated fair value at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015		December 31, 2014
Financial Instrument	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured Notes Payable(1)	$568,077	$588,098	$610,608	$628,194
Unsecured Term Loan Facilities(1)	$570,000	$580,364	$570,000	$577,196
Unsecured Revolving Credit Facility(1)	$240,044	$240,044	$200,044	$200,044
__________

(1)	Items are measured using Level 2 inputs.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.
13. Commitments and Contingencies
Ground Leases - We own a property that is subject to a long-term noncancellable ground lease obligation that contractually expires on November 30, 2032. We have three ten-year renewal options that will allow us to extend the expiration of the ground lease through November 30, 2062. The minimum commitment under the ground lease as of June 30, 2015 and thereafter is as follows (in thousands):

Remaining 2015	$136
2016	273
2017	273
2018	276
2019	308
Thereafter	4,474
$5,740
Litigation—From time to time, we and our properties may be subject to legal proceedings, which arise in the ordinary course of our business. Two putative class action lawsuits challenging the proposed merger between the Company and Gramercy have been filed in New York Supreme Court, New York County. A separate action asserting both class action and shareholder derivative claims challenging the proposed merger has been filed in the Circuit Court for Baltimore City, Maryland. The New York actions are captioned Berliner v. Gramercy Property Trust, et al., Index No. 652424/2015 (filed July 9, 2015) and Gensler v. Baum, et al., Index No. 157432/2015 (filed July 22, 2015) and the Maryland action is captioned Jobin v. DuGan, et al., Index No. 24-C-15-003942 (filed July 27, 2015). The lawsuits allege that the directors of Gramercy breached their fiduciary duties to Gramercy stockholders by agreeing to sell Gramercy for inadequate consideration and agreeing to improper deal protection terms in the Merger Agreement. The complaints further allege, among other things, that the Company and certain of its affiliates aided and abetted these purported breaches of fiduciary duties.  The lawsuits seek, among other things, an injunction barring the merger, rescission of the merger to the extent it is already implemented, and an award of damages. The defendants believe the lawsuits are without merit and will vigorously defend themselves in these actions.
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

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table compares the net operating income for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Industrial Properties
Revenues:
Rental	$18,568	$13,980	$36,954	$28,125
Tenant Reimbursements	4,933	4,249	9,881	7,970
Other Property Income	250		448	—
Total Revenues	23,751	18,229	47,283	36,095
Property and Related Expenses:
Property Operating	1,359	1,215	3,231	2,706
Real Estate Taxes	3,884	3,601	7,716	6,730
Total Property and Related Expenses	5,243	4,816	10,947	9,436
Net Operating Income	$18,508	$13,413	$36,336	$26,659
Office Properties
Revenues:
Rental	$38,191	$37,015	$74,151	$73,715
Tenant Reimbursements	9,899	10,300	21,390	21,776
Other Property Income	—	—	—	1,069
Total Revenues	48,090	47,315	95,541	96,560
Property and Related Expenses:
Property Operating	6,776	7,097	14,685	15,099
Real Estate Taxes	6,690	6,864	13,640	13,536
Total Property and Related Expenses	13,466	13,961	28,325	28,635
Net Operating Income	$34,624	$33,354	$67,216	$67,925
Non-Reportable Properties
Revenues:
Rental	$—	$1,038	$—	$2,069
Tenant Reimbursements	—	46	—	69
Total Revenues	—	1,084	—	2,138
Property and Related Expenses:
Property Operating	—	80	—	140
Real Estate Taxes	—	—	—	—
Total Property and Related Expenses	—	80	—	140
Net Operating Income	$—	$1,004	$—	$1,998

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Reconciliation to Consolidated Net Income
Total Segment Net Operating Income	$53,132	$47,771	$103,552	$96,582
Expenses:
General and Administrative	11,697	5,953	21,570	12,817
Acquisition-Related	—	—	—	290
Depreciation and Amortization	27,933	27,126	55,853	54,364
Total Expenses	39,630	33,079	77,423	67,471
Income Before Other (Expenses) Income	13,502	14,692	26,129	29,111
Other Expenses and Income
Interest and Other Income	12	151	92	318
Interest Expense	(12,986)	(13,907)	(26,045)	(27,968)
Interest Expense and Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	26	(14)	43	12
Gain on Sale of Real Estate	5,844	—	5,844	—
Income Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	6,398	922	6,063	1,473
Provision for Income Taxes	(387)	(381)	(563)	(439)
Equity in Income of Unconsolidated Entities	3,676	4,612	10,181	7,438
Net Income	$9,687	$5,153	$15,681	$8,472

	June 30,	December 31,
Assets	2015	2014
Industrial Properties	$890,611	$916,038
Office Properties	1,444,676	1,504,285
Non-Segment Assets(1)	465,376	449,485
Total Assets	$2,800,663	$2,869,808
_________

(1)	Non-segment assets primarily include our investments in unconsolidated entities.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

15. Earnings per Share
The following table reconciles the numerator and denominator in computing the Company's basic and diluted per-share computations for net income for the three and six months ended June 30, 2015 and 2014 (in thousands except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net Income	$9,687	$5,153	$15,681	$8,472
Allocation to Participating Securities (Nonvested Restricted Shares and Vested RSUs)	(40)	(125)	(80)	(252)
Numerator for Basic and Diluted Net Income	$9,647	$5,028	$15,601	$8,220
Denominator:
Basic Weighted Average Shares Outstanding	236,900,677	237,000,613	236,922,064	236,793,334
Effect of Dilutive Securities - Non-Vested Time-Based RSU and PSUs	55,158	—	28,513	—
Diluted Weighted Average Shares Outstanding	236,955,835	237,000,613	236,950,577	236,793,334
Basic and Diluted Earnings Per Share:
Net Income per Share	$0.04	$0.02	$0.07	$0.03
16. Subsequent Events
Proposed Merger with Gramercy
On July 1, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gramercy, and Columbus Merger Sub, LLC, a Maryland limited liability company and indirect wholly owned subsidiary of the Company (“Merger Sub” and together with the Company, the “Company Parties”), pursuant to which Gramercy will be merged with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving entity of the Merger.
Pursuant to the terms and conditions in the Merger Agreement, at the effective time of the Merger, each share of Gramercy common stock issued and outstanding immediately prior to the effective time will be converted into the right to receive 3.1898 (the “Exchange Ratio”) validly issued, fully paid and nonassessable Company common shares of beneficial interest, par value $0.01 per share (the “Merger Consideration”). Additionally, each share of Gramercy’s 7.125% Series B Cumulative Redeemable Preferred Stock (“Gramercy Preferred Stock”) issued and outstanding prior to the effective time will be converted into a right to receive one newly issued share of 7.125% Series A Cumulative Redeemable Preferred Shares of the Company (“New Company Preferred Shares”), having preferences, rights and privileges substantially identical to the preferences, rights and privileges of the Gramercy Preferred Stock. Following the completion of the Merger, the Company will change its name to “Gramercy Property Trust” and it is anticipated that the Company’s common shares will cease to trade under its current ticker but rather trade on the New York Stock Exchange under the Gramercy ticker symbol “GPT”.
The Merger Agreement provides that, at the effective time of the Merger, Gramercy’s stock options, restricted stock awards, and restricted stock unit awards generally will convert upon the effective time of the Merger into share options, restricted share awards, and restricted share unit awards of the Company, as applicable, with respect to a number of Company common shares, after giving effect to appropriate adjustments to reflect the consummation of the Merger.
The Company Parties and Gramercy each made certain customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants by each party to conduct its business in all material respects in the ordinary course of business and use commercially reasonable efforts to preserve its business organization intact during the period between the execution of the Merger Agreement and the consummation of the Merger.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The parties’ obligations to consummate the Merger are subject to certain mutual conditions, including, without limitation, (i) the approval by the holders of a majority of the outstanding shares of Gramercy common stock entitled to vote on the adoption of the Merger Agreement at the special meeting of the Gramercy stockholders (the “Gramercy Stockholder Approval”), (ii) the approval by the holders of a majority of the Company common shares cast by the holders at the special meeting of the Company shareholders held to vote on the issuance of Company common shares in connection with the Merger (the “Company Shareholder Approval”), (iii) the absence of any law, order or injunction prohibiting the Merger, (iv) the effectiveness of the registration statement on Form S-4 to be filed by the Company for purposes of registering the Company common shares issuable in connection with the Merger and (v) the approval for listing on the New York Stock Exchange of the Company common shares to be issued in the Merger, the New Company Preferred Shares and Company common shares into which Gramercy’s 3.75% Exchangeable Senior Notes due 2019 may be converted. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including, without limitation, (w) the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers) and the absence of any material adverse effect (as such term is defined in the Merger Agreement) with respect to the other party, (x) the other party’s compliance with its covenants and agreements contained in the Merger Agreement (subject to customary materiality qualifiers), (y) the receipt of opinions that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and (z) the receipt of customary opinions as to the qualification of the Company, Gramercy and certain subsidiaries of Gramercy as REITs under the Internal Revenue Code.
From the date of the Merger Agreement until the earlier of the effective time of the Merger and the termination of the Merger Agreement in accordance with its terms, the Company and Gramercy agree not to (and will cause their subsidiaries and their respective representatives not to) (i) solicit, initiate, knowingly encourage or facilitate any inquiries or the making of any proposal or offer with respect to a Competing Proposal (as defined in the Merger Agreement), (ii) engage in, continue or otherwise participate in any discussions or negotiations regarding, or furnish to any other person information in connection with or for the purpose of encouraging or facilitating, a Competing Proposal, (iii) approve, authorize or execute or enter into any letter of intent, option agreement, agreement or agreement in principle with respect to a Competing Proposal or (iv) propose or agree to do any of the foregoing. However, these restrictions are subject to customary “fiduciary-out” provisions which allow either the Company or Gramercy under certain circumstances to provide information to and participate in discussions with third parties with respect to unsolicited alternative acquisition proposals that the Company Board or the Gramercy Board (as applicable) has reasonably determined in good faith (after consultation with its outside legal counsel and independent financial advisors) is, or could reasonably be expected to lead to, a transaction more favorable to such party and its shareholders than the Merger and is reasonably likely to receive all required governmental approvals and financing on a timely basis and is otherwise capable of being completed on the terms proposed.
The Merger Agreement also contains certain termination rights for both the Company and Gramercy, including, but not limited to, if the Merger is not consummated on or before January 31, 2016 or if the Company Shareholder Approval or Gramercy Stockholder Approval are not obtained at the applicable stockholder meeting. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances, including, but not limited to, termination of the Merger Agreement by the Company or Gramercy as a result of an adverse change in the recommendation of the Company Board or the Gramercy Board, as applicable, the Company may be required to pay to Gramercy a termination fee of $61,198,934, or Gramercy may be required to pay to the Company a termination fee of $43,505,889, in each case in addition to reimbursing $20 million of expenses of the other party.

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
Cautionary Note Regarding Forward-Looking Statements
This document contains various "forward-looking statements." You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "would," "could," "should," "seeks," "approximately," "intends," "plans," "projects," "estimates" or "anticipates" or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Statements regarding the following subjects may be impacted by a number of risks and uncertainties:

•	our business strategy;

•	our ability to obtain future financing arrangements;

•	estimates relating to our future distributions;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures;

•	the impact of technology on our assets, operations and business;

•	the use of the proceeds of any offerings of securities; and

•	our announced transaction with Gramercy Property Trust Inc. ("Gramercy").
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

•
our ability to obtain the required shareholder approval required to consummate the merger with Gramercy and the timing and closing of such merger, including the risks that a condition to closing would not be satisfied or that the closing of such merger will not occur;

•	the outcome of any legal proceedings that may be instituted against us and others related to the merger with Gramercy; and

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
We were formed in Maryland on March 30, 2004 and commenced operations in July 2004 following an initial private placement of our common shares. Since the Company was established, we have raised equity capital of approximately $2.5 billion in gross proceeds through two public offerings of our common shares to finance our real estate investment activities. On July 1, 2015, we entered into an Agreement and Plan of Merger with Gramercy, which agreement is further discussed below.
As of June 30, 2015, we owned, on a consolidated basis, 100 industrial (primarily warehouse/distribution) and office properties located in 18 U.S. states (Arizona, California, Colorado, Florida, Illinois, Indiana, Kansas, Kentucky, Maryland, Massachusetts, Minnesota, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Texas and Virginia) and in the United Kingdom, encompassing approximately 24.9 million rentable square feet. Our consolidated properties were approximately 98.9% leased (based upon rentable square feet) as of June 30, 2015. As of June 30, 2015, 76 of our consolidated properties were net leased to single tenants, which encompassed approximately 20.2 million rentable square feet.
In addition, we owned, on an unconsolidated basis, 25 industrial (primarily warehouse/distribution) and office properties located in seven U.S. states (Arizona, Florida, Illinois, Indiana, Ohio, Tennessee and Texas) and in three European countries (France, Germany and the United

Kingdom) encompassing approximately 12.3 million rentable square feet. Our unconsolidated properties were approximately 99.9% leased (based upon rentable square feet) as of June 30, 2015. As of June 30, 2015, 20 of our unconsolidated properties were net leased to single tenants, which encompassed approximately 11.5 million rentable square feet.
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
Proposed Merger Transaction with Gramercy
On July 1, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gramercy, and Columbus Merger Sub, LLC, a Maryland limited liability company and indirect wholly owned subsidiary of the Company (“Merger Sub” and together with the Company, the “Company Parties”), pursuant to which Gramercy will be merged with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving entity of the Merger.
Pursuant to the terms and conditions in the Merger Agreement, at the effective time of the Merger, each share of Gramercy common stock issued and outstanding immediately prior to the effective time will be converted into the right to receive 3.1898 (the “Exchange Ratio”) validly issued, fully paid and nonassessable Company common shares of beneficial interest, par value $0.01 per share (the “Merger Consideration”). Additionally, each share of Gramercy’s 7.125% Series B Cumulative Redeemable Preferred Stock (“Gramercy Preferred Stock”) issued and outstanding prior to the effective time will be converted into a right to receive one newly issued share of 7.125% Series A Cumulative Redeemable Preferred Shares of the Company (“New Company Preferred Shares”), having preferences, rights and privileges substantially identical to the preferences, rights and privileges of the Gramercy Preferred Stock. Following the completion of the Merger, the Company will change its name to “Gramercy Property Trust” and it is anticipated that the Company’s common shares will cease to trade under its current ticker but rather trade on the New York Stock Exchange under the Gramercy ticker symbol “GPT”.
The Merger Agreement provides that, at the effective time of the Merger, Gramercy’s stock options, restricted stock awards, and restricted stock unit awards generally will convert upon the effective time of the Merger into share options, restricted share awards, and restricted share unit awards of the Company, as applicable, with respect to a number of Company common shares, after giving effect to appropriate adjustments to reflect the consummation of the Merger.
The Company Parties and Gramercy each made certain customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants by each party to conduct its business in all material respects in the ordinary course of business and use commercially reasonable efforts to preserve its business organization intact during the period between the execution of the Merger Agreement and the consummation of the Merger.
The parties’ obligations to consummate the Merger are subject to certain mutual conditions, including, without limitation, (i) the approval by the holders of a majority of the outstanding shares of Gramercy common stock entitled to vote on the adoption of the Merger Agreement at the special meeting of the Gramercy stockholders (the “Gramercy Stockholder Approval”), (ii) the approval by the holders of a majority of the Company common shares cast by the holders at the special meeting of the Company shareholders held to vote on the issuance of Company common shares in connection with the Merger (the “Company Shareholder Approval”), (iii) the absence of any law, order or injunction prohibiting the Merger, (iv) the effectiveness of the registration statement on Form S-4 to be filed by the Company for purposes of registering the Company common shares issuable in connection with the Merger and (v) the approval for listing on the New York Stock Exchange of the Company common shares to be issued in the Merger, the New Company Preferred Shares and Company common shares into which Gramercy’s 3.75% Exchangeable Senior Notes due 2019 may be converted. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including, without limitation, (w) the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers) and the absence of any material adverse effect (as such term is defined in the Merger Agreement) with respect to the other party, (x) the other party’s compliance with its covenants and agreements contained in the Merger Agreement (subject to customary materiality qualifiers), (y) the receipt of opinions that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended, and (z) the receipt of customary opinions as to the qualification of the Company, Gramercy and certain subsidiaries of Gramercy as REITs under the Internal Revenue Code.
From the date of the Merger Agreement until the earlier of the effective time of the Merger and the termination of the Merger Agreement in accordance with its terms, the Company and Gramercy agree not to (and will cause their subsidiaries and their respective representatives not to) (i) solicit, initiate, knowingly encourage or facilitate any inquiries or the making of any proposal or offer with respect to a Competing Proposal (as defined in the Merger Agreement), (ii) engage in, continue or otherwise participate in any discussions or negotiations regarding, or furnish to any other person information in connection with or for the purpose of encouraging or facilitating, a Competing Proposal, (iii) approve, authorize or execute or enter into any letter of intent, option agreement, agreement or agreement in principle with respect to a Competing Proposal or (iv) propose or agree to do any of the foregoing. However, these restrictions are subject to customary “fiduciary-out” provisions which allow either the Company or Gramercy under certain circumstances to provide information to and participate in discussions with third parties with respect to unsolicited alternative acquisition proposals that the Company Board or the Gramercy Board (as applicable) has reasonably determined in good faith (after consultation with its outside legal counsel and independent financial advisors) is, or could reasonably be expected to lead to, a transaction more favorable to such party and its shareholders than the Merger and is reasonably likely to receive all required governmental approvals and financing on a timely basis and is otherwise capable of being completed on the terms proposed.
The Merger Agreement also contains certain termination rights for both the Company and Gramercy, including, but not limited to, if the Merger is not consummated on or before January 31, 2016 or if the Company Shareholder Approval or Gramercy Stockholder Approval are not obtained at the applicable stockholder meeting. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances, including, but not limited to, termination of the Merger Agreement by the Company or Gramercy as a result of an adverse change in the recommendation of the Company Board or the Gramercy Board, as applicable, the Company may be required to pay to Gramercy a termination fee of $61,198,934, or Gramercy may be required to pay to the Company a termination fee of $43,505,889, in each case in addition to reimbursing $20 million of expenses of the other party.
This description of certain terms of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is filed as an exhibit to a Current Report on Form 8-K which was filed on July 1, 2015.
Additional Information And Where to Find It
This communication does not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval. In connection with the transaction with Gramercy, the Company expects to file a registration statement on Form S-4 with the SEC containing a preliminary joint proxy statement of the Company and Gramercy that also constitutes a preliminary prospectus of the Company. After the registration statement is declared effective, Gramercy and the Company will mail a definitive proxy statement/prospectus to stockholders of Gramercy and shareholders of the Company. This material is not a substitute for the joint proxy statement/prospectus or registration statement or for any other document that Gramercy or the Company may file with the SEC and send to Gramercy’s stockholders and/or the Company’s shareholders in connection with the proposed transactions. INVESTORS AND SECURITY HOLDERS OF GRAMERCY AND THE COMPANY ARE URGED TO READ THE PROXY STATEMENT/PROSPECTUS AND OTHER DOCUMENTS FILED WITH THE SEC CAREFULLY AND IN THEIR ENTIRETY WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION.
Investors and security holders will be able to obtain free copies of the proxy statement/prospectus (when available) and other documents filed with the SEC by Gramercy or the Company through the website maintained by the SEC at http://www.sec.gov. Copies of the documents filed with the SEC by Gramercy will be available free of charge on Gramercy’s website at www.gptreit.com, or by contacting Gramercy’s Investor Relations Department at (212) 297-1000. Copies of the documents filed with the SEC by the Company will be available free of charge on the Company’s website at www.chambersstreet.com or by contacting the Company’s Investor Relations Department at (609) 683-4900.
Gramercy, the Company, their respective directors/trustees and certain of their respective executive officers may be considered participants in the solicitation of proxies with respect to the proposed transactions under the rules of the SEC. Information about the directors and executive officers of Gramercy is set forth in its Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 9, 2015, its proxy statement for its 2015 annual meeting of stockholders, which was filed with the SEC on May 11, 2015, and other filings filed with the SEC. Information about the trustees and executive officers of the Company is set forth in its Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 2, 2015, the amendments thereto on Form 10-K/A, which were filed with the SEC on March 30, 2015 and April 30, 2015, and other filings filed with the SEC. These documents can be obtained free of charge from the sources indicated above. Additional information regarding the participants in the proxy solicitations and a description of their direct and indirect interests, by security holdings or otherwise, will also be included in any proxy statement and other relevant materials to be filed with the SEC when they become available.
Business Strategy
We focus on investing in industrial and office properties that are primarily net leased to investment grade or creditworthy tenants on long-term leases through acquisitions of existing properties or build-to-suit projects. We believe the credit quality of many of our tenants, the length of our leases, the relatively modest capital expense requirements of our industrial properties and our single-tenant focus help us to enhance shareholder value. We monitor the credit of our tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies) that are rated by nationally recognized rating agencies, (2) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease, (3) monitoring news reports regarding our tenants and their underlying businesses and (4) monitoring the timeliness of rent collections. We also believe that our senior management team's extensive experience helps us to identify and consummate the acquisition and development of high-quality net leased properties. Our strategy has been to grow our portfolio with properties targeted to provide steady income, sustaining tenant relationships and enhancing the value of our existing properties, with a focus on the following, subject to the restrictions contained in the Merger Agreement:
Acquisitions. We believe high-quality industrial and office properties, which are net leased to tenants with strong credit profiles, represent attractive investments. We target acquisitions in markets with above-average projected rental growth, strong tenant demand and significant barriers to new construction. During the six months ended June 30, 2015, we acquired an 11.8 acre undeveloped parcel adjacent to Goodyear Crossing II in Phoenix, Arizona for approximately $1.7 million.
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
Capital Recycling. We consider selectively disposing of properties that are no longer consistent with our investment strategy or whose returns appear to have been maximized. During the six months ended June 30, 2015, consistent with our investment strategy to focus on single-tenant industrial and office properties, we sold an office property located in North Carolina and held in the Duke JV for approximately $20.6 million, of which our pro rata share was approximately $16.4 million and our pro rata gain was approximately $2.4 million. In addition, we sold two wholly-owned properties for approximately $57.3 million with a gain of of approximately $5.8 million, after closing and other transaction related costs.
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
During the six months ended June 30, 2015, we completed the following activities in order to maintain a prudent capital structure:

•	On February 2, 2015, we paid off the note payable secured by One Wayside Road in the amount of approximately $23.8 million prior to their maturity dates of August 1, 2015.

•	On June 3, 2015, we paid off the note payable secured by Lakeside Office Center in the amount of approximately $8.6 million prior to its maturity date of September 1, 2015.
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
Leasing Activity
Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue. Our leasing activity for the three months ended June 30, 2015 is presented in the table below ($ in thousands):

		Prior Lease (1)		New Lease (1)
	Square Feet	Annualized Base Rent(2)		Annualized Base Rent(2)		Tenant Improve- ments & Leasing Commis- sions(4)	Average Lease Term (in years)(5)
		Cash	GAAP(3)	Cash	GAAP(3)
Industrial Properties
Consolidated
Renewals	115,000	$453	$436	$411	$444	$5	1.72
New Tenants - Not Previously Leased Space(7)	76,459	—	—	234	241	3	1.18
Total Consolidated	191,459	453	436	645	685	8	1.52
Consolidated & Unconsolidated
Renewals	115,000	453	436	411	444	5	1.72
New Tenants - Not Previously Leased Space(7)	76,459	—	—	234	241	3	1.18
Total Consolidated & Unconsolidated	191,459	453	436	645	685	8	1.52
Office Properties
Consolidated
Renewals	22,981	407	360	403	408	156	2.78
Total Consolidated	22,981	407	360	403	408	156	2.78
Unconsolidated
Renewals	9,799	163	156	172	181	178	4.43
Total Unconsolidated	9,799	163	156	172	181	178	4.43
Consolidated & Unconsolidated
Renewals	32,780	570	516	575	589	334	3.27
Total Consolidated & Unconsolidated	32,780	570	516	575	589	334	3.27
Total Properties
Consolidated
Renewals	137,981	860	796	814	852	161	2.24
New Tenants - Not Previously Leased Space(7)	76,459	—	—	234	241	3	1.18
Total Consolidated	214,440	860	796	1,048	1,093	164	2.01
Unconsolidated
Renewals	9,799	163	156	172	181	178	4.43
Total Unconsolidated	9,799	163	156	172	181	178	4.43
Consolidated & Unconsolidated
Renewals	147,780	1,023	952	986	1,033	339	2.62
New Tenants - Not Previously Leased Space(7)	76,459	—	—	234	241	3	1.18
Total Consolidated & Unconsolidated	224,239	$1,023	$952	$1,220	$1,274	$342	2.35
__________

(1)
Prior lease amounts represent rents in place at the time of expiration or termination. New lease amounts represent rents in place at the time of lease commencement. For certain leases, prior lease amounts are adjusted for comparability to new lease amounts (i.e. if a prior lease is gross and the new lease is net, the prior amounts are adjusted accordingly).

(2)
Cash Annualized Base Rent for each lease equals (i) 12 times the monthly cash base rent due as of June 30, 2015, or (ii) for any lease still in an initial free or reduced rent period as of June 30, 2015, 12 times the monthly cash base rent due upon expiration of the initial free or reduced rent period. U.S. Generally Accepted Accounting Principles ("GAAP") Annualized Base Rent includes the effect of straight-line rent. Cash and GAAP annualized base rent amounts for unconsolidated properties are included at pro rata share.

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

The following table sets forth percentage leased and average annual net effective rent information regarding our total portfolio of consolidated properties and unconsolidated properties as of June 30, 2015 and 2014. Percentage leased information is presented at 100% and average annual net effective rent information is presented at our pro-rata share for our unconsolidated properties (in thousands, except percentage data):

	Total Square Feet		% of Total Square Feet		% Leased		Average Annual Net Effective Rent(1)
	2015	2014	2015	2014	2015	2014	2015	2014
Consolidated Properties:
Office	7,188	7,559	28.9%	32.7%	98.8%	96.7%	$148,996	$148,538
Industrial	17,711	15,380	71.1%	66.6%	99.0%	92.5%	74,485	56,647
Other	—	144	—%	0.7%	—%	100.0%	—	3,980
Total	24,899	23,083	100.0%	100.0%	98.9%	93.9%	$223,481	$209,165

Unconsolidated Properties:
Office	667	1,202	5.4%	9.4%	98.9%	94.3%	$9,023	$20,172
Industrial	11,627	11,627	94.6%	90.6%	100.0%	100.0%	39,070	55,336
Total	12,294	12,829	100.0%	100.0%	99.9%	99.5%	$48,093	$75,508

Consolidated and Unconsolidated Properties:
Office	7,855	8,761	21.1%	24.4%	98.9%	96.4%	$158,019	$168,710
Industrial	29,338	27,007	78.9%	75.2%	99.4%	95.7%	113,555	111,983
Other	—	144	—%	0.4%	—%	100.0%	—	3,980
Total	37,193	35,912	100.0%	100.0%	99.3%	95.9%	$271,574	$284,673
__________

(1)
Average Annual Net Effective Rent is calculated as the total average annual cash base rental payments, adjusted for free rent periods. There is no effect given to other landlord concessions and excludes payments received from tenants for reimbursement of real estate taxes and operating expenses.

Tenant Lease Expirations
Our ability to maintain occupancy rates, and net effective rents, primarily depends upon our continuing ability to re-lease expiring space. We have limited near term lease expirations with an average remaining lease term of 6.02 years as of June 30, 2015. In addition, approximately 87% of our base rent is scheduled to expire after 2016. The following table sets forth a schedule of expiring leases for our consolidated and unconsolidated properties as of June 30, 2015 (Expiring Net Rentable Square Feet and Expiring Base Rent in thousands):

	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
	Expiring Net Rentable Square Feet	Expiring Base Rent	Expiring Net Rentable Square Feet	Expiring Base Rent	Number Of Expiring Leases	Expiring Net Rentable Square Feet	Expiring Base Rent	Percentage of Expiring Base Rent
Remaining 2015	639	$3,695	17	$309	11	656	$4,004	1.4%
2016	1,822	32,217	547	2,235	31	2,369	34,452	11.8%
2017	1,858	16,368	873	4,064	25	2,731	20,432	7.0%
2018	2,017	20,902	2,091	9,866	31	4,108	30,768	10.5%
2019	3,843	26,554	2,815	10,932	27	6,658	37,486	12.8%
2020	2,046	15,362	104	2,352	19	2,150	17,714	6.1%
2021	4,834	38,115	2,167	8,667	21	7,001	46,782	16.0%
2022	663	7,907	1,364	5,903	7	2,027	13,810	4.7%
2023	3,353	30,432	1,188	4,852	19	4,541	35,284	12.1%
2024	705	19,859	12	264	5	717	20,123	6.9%
Thereafter	2,855	26,828	1,107	4,609	17	3,962	31,437	10.7%
Total	24,635	$238,239	12,285	$54,053	213	36,920	$292,292	100.0%
Weighted Average Remaining Term (Years) (2):
Triple Net Single-Tenant Properties(3)		6.05		5.78			6.00
Multi-Tenant Properties		7.27		4.89			6.96
Other Single-Tenant Properties		3.66		4.50			3.76
Total Weighted Average Remaining Term (Years)(2)		6.12		5.61			6.02
__________

(1)	Expiring Net Rentable Square Feet for Unconsolidated Properties is at 100%. Expiring Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership.

(2)	Weighted Average Remaining Term is the average remaining term weighted by Expiring Base Rent.

(3)	Triple Net Single-Tenant Properties include certain properties that have minimal secondary tenant(s).
The leases scheduled to expire during the remainder of 2015 and in 2016 represent approximately 3.0 million rentable square feet or 13.2% of our total expiring base rent. We believe that, on average, the current market rental rates are approximately 20% below the expiring cash rental rates and approximately 3% below the expiring GAAP rental rates for leases scheduled to expire during the remainder of 2015 and in 2016, although individual properties within any particular market presently may be leased either above, below, or at the current quoted market rates within that market, and the average rental rates for individual markets may be above, below, or at the average cash rental rate of our overall portfolio. Our ability to re-lease available space depends upon both general market conditions and the market conditions in the specific regions in which individual properties are located.

Property Portfolio Size
Our portfolio size at the end of each quarter since commencement of our initial public offering (October 24, 2006) through June 30, 2015 is as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Cumulative Property Portfolio as of:	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
12/31/2006	9	878	$86,644	—	—	$—	9	878	$86,644
3/31/2007	9	878	86,644	—	—	—	9	878	86,644
6/30/2007	10	928	110,491	—	—	—	10	928	110,491
9/30/2007	42	5,439	348,456	—	—	—	42	5,439	348,456
12/31/2007	44	5,576	353,594	—	—	—	44	5,576	353,594
3/31/2008	47	6,257	426,856	—	—	—	47	6,257	426,856
6/30/2008	47	6,257	426,856	1	605	35,636	48	6,862	462,492
9/30/2008	49	6,483	486,777	6	3,307	193,773	55	9,790	680,550
12/31/2008	52	6,771	582,682	8	5,649	273,205	60	12,420	855,887
3/31/2009	52	6,771	582,717	8	5,649	273,130	60	12,420	855,847
6/30/2009	53	7,106	598,103	11	5,976	305,308	64	13,082	903,411
9/30/2009	57	7,805	719,822	11	5,976	305,202	68	13,781	1,025,024
12/31/2009	60	8,630	791,314	13	6,904	356,158	73	15,534	1,147,472
3/31/2010	58	8,407	748,835	18	7,392	418,818	76	15,799	1,167,653
6/30/2010	62	9,086	916,210	22	8,633	471,615	84	17,719	1,387,825
9/30/2010	63	9,295	983,810	22	8,633	471,615	85	17,928	1,455,425
12/31/2010	73	12,800	1,308,560	30	9,901	629,268	103	22,701	1,937,828
3/31/2011	73	12,800	1,308,560	43	11,950	903,508	116	24,750	2,212,068
6/30/2011	75	14,614	1,657,966	43	12,356	917,566	118	26,970	2,575,532
9/30/2011	74	13,906	1,689,048	43	12,355	918,771	117	26,261	2,607,819
12/31/2011	77	14,434	1,747,299	45	13,851	997,506	122	28,285	2,744,805
3/31/2012	78	15,784	1,824,403	46	13,997	1,007,753	124	29,781	2,832,156
6/30/2012	78	15,784	1,842,359	46	13,997	1,007,753	124	29,781	2,850,112
9/30/2012	78	16,831	1,920,218	46	13,997	1,008,246	124	30,828	2,928,464
12/31/2012	82	18,995	2,070,272	47	15,067	1,071,267	129	34,062	3,141,539
3/31/2013	99	22,314	2,572,995	30	11,748	713,722	129	34,062	3,286,717
6/30/2013	99	22,405	2,573,034	30	11,748	713,722	129	34,153	3,286,756
9/30/2013	101	22,791	2,630,692	30	11,748	713,722	131	34,539	3,344,414
12/31/2013	99	22,460	2,595,194	30	12,807	740,525	129	35,267	3,335,719
3/31/2014	100	23,082	2,625,394	29	12,702	728,205	129	35,785	3,353,599
6/30/2014	100	23,083	2,625,394	29	12,829	734,556	129	35,912	3,359,950
9/30/2014	100	23,453	2,618,304	29	12,829	734,556	129	36,282	3,352,860
12/31/2014	102	25,325	2,668,298	26	12,416	694,432	128	37,741	3,362,730
3/31/2015	102	25,325	2,669,973	25	12,294	676,432	127	37,619	3,346,405
6/30/2015	100	24,900	2,623,441	25	12,294	676,432	125	37,193	3,299,873
__________

(1)	Net Rentable Square Feet for unconsolidated properties is at 100%. Approximate Total Acquisition Cost for unconsolidated properties is at our pro rata share of effective ownership.

Critical Accounting Policies
Refer to our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our critical accounting policies. There have been no changes to these policies during the six months ended June 30, 2015.
Significant Tenants
The following table details our largest tenants as of June 30, 2015 ($ in thousands):

			Credit Rating(1)		Consolidated & Unconsolidated Properties(2)			% of Cash An-nual- ized Base Rent
	Major Tenants(3)	Primary Industry	S&P	Moody's	Net Rentable Square Feet	Annualized Base Rent
						Cash	GAAP(4)

1	Amazon.com	Internet Retail	AA-	Baa1	6,540,667	$26,465	$25,618	9.7%
2	Barclay's Capital	Financial Services	A	A2	409,272	12,278	9,917	4.5%
3	Raytheon Company	Defense and Aerospace	A	A3	666,290	10,582	11,248	3.9%
4	Lord Abbett & Co.	Financial Services	—	—	405,630	10,069	10,370	3.7%
5	U.S. General Services Administration	Government	AA+	Aa1	285,179	9,958	10,268	3.7%
6	JP Morgan Chase	Financial Services	A	A3	396,179	6,212	6,626	2.3%
7	Nuance Communications, Inc.	Software	BB-	Ba3	200,605	6,095	5,842	2.2%
8	Endo Health Solutions Inc.	Pharmaceutical and Healthcare Related	—	—	299,809	5,846	7,771	2.1%
9	Comcast of California	Telecommunications	A-	A3	219,631	5,205	5,042	1.9%
10	Eisai, Inc.	Pharmaceutical and Healthcare Related	—	—	208,911	5,189	5,217	1.9%
11	PPD Development LP	Pharmaceutical and Healthcare Related	B	B3	251,475	4,991	4,643	1.8%
12	Charles Komar & Sons, Inc.	Apparel Retail	—	—	159,341	4,933	4,093	1.8%
13	The Coleman Company, Inc.	Consumer Products	BB	Ba3	1,107,000	4,760	4,569	1.7%
14	Deloitte LLP	Professional Services	—	—	175,000	4,740	4,660	1.7%
15	Clorox International Co	Consumer Products	BBB+	Baa1	1,350,000	4,484	4,429	1.6%
16	Unilever	Consumer Products	A+	A1	1,594,760	4,250	4,058	1.6%
17	Nationwide Mutual Insurance Co	Insurance	A+	A1	315,102	3,884	3,761	1.4%
18	Humana	Pharmaceutical and Healthcare Related	BBB+	Baa3	226,822	3,788	3,731	1.4%
19	Carl Zeiss Meditec	Pharmaceutical and Healthcare Related	—	—	201,620	3,770	3,395	1.4%
20	ConAgra Foods Packaged Foods, LLC	Food Service and Retail	BBB-	Baa2	741,860	3,423	3,408	1.3%
21	Whirlpool Corporation	Consumer Products	BBB	Baa2	1,020,000	3,385	3,429	1.2%
22	Kimberly-Clark Global Sales, Inc.	Consumer Products	A	A2	744,080	3,348	3,368	1.2%
23	Space Exploration Technologies Corp	Defense and Aerospace	—	—	514,753	3,348	3,913	1.2%
24	SBM Atlantia, Inc.	Petroleum and Mining	—	—	171,091	3,293	2,659	1.2%
25	Prime Distribution Services	Logistics Distribution	—	—	1,200,420	3,256	3,038	1.2%
26	Noxell Corporation	Consumer Products	—	—	800,797	3,240	3,274	1.2%
27	NCS Pearson, Inc.	Education	BBB+	Baa1	167,218	3,201	2,794	1.2%
28	Bob's Discount Furniture	Home Furnishings/Home Improvement	—	—	672,000	3,098	3,154	1.1%
29	Kellogg Sale Company	Consumer Products	BBB+	Baa2	1,142,400	3,033	2,854	1.1%
30	Royal Caribbean Cruises Ltd	Travel/Leisure	BB	Ba1	128,540	2,951	2,462	1.1%
31	Time Warner Cable Inc.	Telecommunications	BBB	Baa2	134,000	2,814	2,655	1.0%
32	REMEC Defense and Space	Defense and Aerospace	—	—	132,685	2,736	2,753	1.0%
33	Syngenta Seeds Inc	Agriculture	A+	A2	116,338	2,728	2,575	1.0%
34	American Home Mortgage	Financial Services	—	—	182,700	2,713	2,676	1.0%
35	Dr Pepper / Seven up, Inc.	Food Service and Retail	BBB+	Baa1	601,500	2,611	2,720	1.0%
36	Disney Vacation Development	Travel/Leisure	A	A2	100,924	2,609	2,121	1.0%
37	Mercy Health Partners of SW Ohio	Pharmaceutical and Healthcare Related	—	A1	124,671	2,580	2,221	0.9%
38	Citicorp North America, Inc.	Financial Services	A-	Baa2	175,695	2,574	2,551	0.9%
39	Verizon Wireless	Telecommunications	BBB+	Baa1	180,147	2,519	2,408	0.9%
40	Lear Operations Corporation	Vehicle Related Manufacturing	BB+	Ba2	477,263	2,448	2,203	0.9%
	Other (approx 142) tenants				12,377,402	73,175	71,800	26.8%
					36,919,777	$272,582	$266,294	100.0%
__________

(1)	Credit rating is for our tenant, its guarantor or its parent company.

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

Results of Operations
As of June 30, 2015, we owned and operated 100 consolidated office and industrial properties and 25 unconsolidated office and industrial properties. As of June 30, 2014, we owned and operated 100 consolidated office, industrial and other properties and 29 unconsolidated office and industrial properties. Our consolidated leased percentage as of June 30, 2015 and 2014 was 98.9% and 93.9%, respectively. Our unconsolidated leased percentage as of June 30, 2015 and 2014 was 99.9% and 99.5%, respectively.
We had no property acquisitions during the six months ended June 30, 2015. The properties acquired during 2014 are presented in the table below:

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

Comparison of Three Months Ended June 30, 2015 to Three Months Ended June 30, 2014
The following table summarizes the historical results of operations of our portfolio for the three months ended June 30, 2015 and 2014 (in thousands):

	For the Three Months Ended June 30,
	2015	2014	$ Change	% Change

Net Operating Income, as defined	$53,132	$47,771	$5,361	11.2%
Expense:
General and Administrative	11,697	5,953	5,744	96.5%
Depreciation and Amortization	27,933	27,126	807	3.0%
Total Expenses	39,630	33,079	6,551	19.8%
Income Before Other (Expenses) Income	13,502	14,692	(1,190)	(8.1)%
Other Expenses and Income:
Interest and Other Income	12	151	(139)	(92.1)%
Interest Expense	(12,986)	(13,907)	921	(6.6)%
Interest Expense and Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	26	(14)	40	(285.7)%
Gain on Sale of Real Estate	5,844	—	5,844	100.0%
Total Other Expenses	(7,104)	(13,770)	6,666	(48.4)%
Income Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	6,398	922	5,476	593.9%
Provision for Income Taxes	(387)	(381)	(6)	1.6%
Equity in Income of Unconsolidated Entities	3,676	4,612	(936)	(20.3)%
Net Income	$9,687	$5,153	$4,534	88.0%

The following tables summarize the Net Operating Income, as defined, for our total portfolio, excluding our unconsolidated properties, for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30, 2015
	Same Office Properties(1)	Same Industrial Properties(1)	Acquisition Industrial Properties(2)	Other (3)	Total
Rental Revenue	$37,154	$14,646	$3,922	$1,037	$56,759
Tenant Reimbursement	9,738	4,143	790	161	14,832
Other Property Income	—	250	—	—	250
Total Revenues	46,892	19,039	4,712	1,198	71,841
Property Operating	6,685	996	309	145	8,135
Real Estate Taxes	6,505	3,358	477	234	10,574
Total Expenses	13,190	4,354	786	379	18,709
Net Operating Income	$33,702	$14,685	$3,926	$819	$53,132

	Three Months Ended June 30, 2014
	Same Office Properties(1)	Same Industrial Properties(1)	Acquisition Industrial Properties(2)	Other (3)	Total
Rental Revenue	$34,791	$13,516	$464	$3,262	$52,033
Tenant Reimbursement	9,771	4,166	83	575	14,595
Other Property Income	—	—	—	—	—
Total Revenues	44,562	17,682	547	3,837	66,628
Property Operating	6,630	1,094	44	624	8,392
Real Estate Taxes	6,514	3,495	36	420	10,465
Total Expenses	13,144	4,589	80	1,044	18,857
Net Operating Income	$31,418	$13,093	$467	$2,793	$47,771
__________

(1)	Properties owned as of January 1, 2014 and still owned as of June 30, 2015.

(2)	Includes results, from the dates of acquisition through the periods presented, for the industrial properties acquired during 2014.

(3)	Includes results from properties sold during 2014 and 2015.

	Three Months Ended June 30, 2015 as compared to the Three Months Ended June 30, 2014
	Same Office Properties		Same Industrial Properties		Acquisition Industrial Properties		Other		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
Rental Revenue	$2,363	6.8%	$1,130	8.4%	$3,458	745.3%	$(2,225)	(68.2)%	$4,726	9.1%
Tenant Reimbursement	(33)	(0.3)%	(23)	(0.6)%	707	851.8%	(414)	(72.0)%	237	1.6%
Other Property Income	—	—%	250	100.0%	—	—%	—	—%	250	100.0%
Total Revenues	2,330	5.2%	1,357	7.7%	4,165	761.4%	(2,639)	(68.8)%	5,213	7.8%
Property Operating	55	0.8%	(98)	(9.0)%	265	602.3%	(479)	(76.8)%	(257)	(3.1)%
Real Estate Taxes	(9)	(0.1)%	(137)	(3.9)%	441	92.5%	(186)	(44.3)%	109	1.0%
Total Expenses	46	0.3%	(235)	(5.1)%	706	882.5%	(665)	(63.7)%	(148)	(0.8)%
Net Operating Income	$2,284	7.3%	$1,592	12.2%	$3,459	740.7%	$(1,974)	(70.7)%	$5,361	11.2%
Net Operating Income
Net Operating Income increased $5.4 million, or 11.2%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 as a result of:

•	A net increase in revenues of $5.2 million which is primarily due to:

◦	$4.2 million from our Acquisition Industrial Properties for rental and tenant reimbursement revenue;

◦	$3.7 million from our Same Office Properties and Same Industrial Properties (collectively the "Same Properties") which is primarily a result of:

▪	an increase of $2.1 million in rental revenue and tenant reimbursement revenue due to higher occupancy

▪	and $0.3 million in lease termination revenue recognized (included in Other Property Revenue);

◦	partially offset by a reduction of $2.6 million due to the properties sold in 2014 and 2015;

•	And a net decrease of $0.1 million in property operating expenses and real estate taxes due to:

◦	a reduction of $0.7 million for the properties sold in 2014 and 2015;

◦	and a reduction of $0.1 million from our Same Industrial Properties due to slightly lower operating expenses and real estate taxes

◦	partially offset by an increase of $0.7 million from our Acquisition Industrial Properties.
Other Expenses and Income
General and Administrative
General and administrative expense increased $5.7 million, or 96.5%, to $11.7 million for the three months ended June 30, 2015 compared to $6.0 million for the three months ended June 30, 2014. The increase was primarily due to $5.7 million of expenses related to the proposed merger with Gramercy Property Trust Inc.
Depreciation and Amortization
Depreciation and amortization expense increased $0.8 million, or 3.0%, to $27.9 million for the three months ended June 30, 2015 as compared to $27.1 million for the three months ended June 30, 2014. The increase was primarily due to properties acquired during 2014.
Interest and Other Income
Interest and other income decreased $0.1 million, or 92.1%, to $12,000 for the three months ended June 30, 2015 compared to $0.2 million for the three months ended June 30, 2014.
Interest Expense
Interest expense decreased $0.9 million, or 6.6%, to $13.0 million for the three months ended June 30, 2015 compared to $13.9 million for the three months ended June 30, 2014 primarily as a result of a decrease in our outstanding debt balance.
Gain on Sale of Real Estate
During the three months ended June 30, 2015, we recognized a gain of $5.8 million related to the sale of two properties. We did not sell any properties during the three months ended June 30, 2014.
Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities decreased $0.9 million, or 20.3%, to $3.7 million for the three months ended June 30, 2015 compared to $4.6 million for the three months ended June 30, 2014. During the three months ended June 30, 2015, we recognized $0.5 million reduction in the income from the Duke JV due to the disposition of five properties during 2014 and 2015. In addition, we recognized a $0.5 million reduction in the income from the European JV due to foreign currency fluctuations.

Comparison of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2014
The following table summarizes the historical results of operations of our portfolio for the six months ended June 30, 2015 and the six months ended June 30, 2014 (in thousands):

	For the Six Months Ended June 30,
	2015	2014	$ Change	% Change

Net Operating Income, as defined	$103,552	$96,582	$6,970	7.2%
Expense:
General and Administrative	21,570	12,817	8,753	68.3%
Acquisition-Related	—	290	(290)	(100.0)%
Depreciation and Amortization	55,853	54,364	1,489	2.7%
Total Expenses	77,423	67,471	9,952	14.8%
Income Before Other (Expenses) Income	26,129	29,111	(2,982)	(10.2)%
Other Expenses and Income:
Interest and Other Income	92	318	(226)	(71.1)%
Interest Expense	(26,045)	(27,968)	1,923	(6.9)%
Interest Expense and Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	43	12	31	258.3%
Gain on Sale of Real Estate	5,844	—	5,844	100.0%
Total Other Expenses	(20,066)	(27,638)	7,572	(27.4)%
Income Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	6,063	1,473	4,590	311.6%
Provision for Income Taxes	(563)	(439)	(124)	28.2%
Equity in Income of Unconsolidated Entities	10,181	7,438	2,743	36.9%
Net Income	$15,681	$8,472	$7,209	85.1%

The following tables summarize the Net Operating Income, as defined, for our total portfolio, excluding our unconsolidated properties, for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30, 2015
	Same Office Properties(1)	Same Industrial Properties(1)	Acquisition Industrial Properties(2)	Other (3)	Total
Rental Revenue	$72,007	$29,133	$7,821	$2,143	$111,104
Tenant Reimbursement	21,121	8,203	1,678	270	31,272
Other Property Income	—	448	—	—	448
Total Revenues	93,128	37,784	9,499	2,413	142,824
Property Operating	14,487	2,237	734	458	17,916
Real Estate Taxes	13,259	6,600	973	524	21,356
Total Expenses	27,746	8,837	1,707	982	39,272
Net Operating Income	$65,382	$28,947	$7,792	$1,431	$103,552

	Six Months Ended June 30, 2014
	Same Office Properties(1)	Same Industrial Properties(1)	Acquisition Industrial Properties(2)	Other (3)	Total
Rental Revenue	$69,192	$27,185	$940	$6,592	$103,909
Tenant Reimbursement	20,725	7,807	163	1,120	29,815
Other Property Income	1,069	—	—	—	1,069
Total Revenues	90,986	34,992	1,103	7,712	134,793
Property Operating	14,147	2,354	126	1,318	17,945
Real Estate Taxes	12,834	6,559	36	837	20,266
Total Expenses	26,981	8,913	162	2,155	38,211
Net Operating Income	$64,005	$26,079	$941	$5,557	$96,582
__________

(1)	Properties owned as of January 1, 2014 and still owned as of June 30, 2015.

(2)	Includes results, from the dates of acquisition through the periods presented, for the industrial properties acquired during 2014.

(3)	Includes results from properties sold during 2014 and 2015.

	Six Months Ended June 30, 2015 as compared to the Six Months Ended June 30, 2014
	Same Office Properties		Same Industrial Properties		Acquisition Industrial Properties		Other		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
Rental Revenue	$2,815	4.1%	$1,948	7.2%	$6,881	732.0%	$(4,449)	(67.5)%	$7,195	6.9%
Tenant Reimbursement	396	1.9%	396	5.1%	1,515	929.4%	(850)	(75.9)%	1,457	4.9%
Other Property Income	(1,069)	—%	448	—%	—	—%	—	—%	(621)	100.0%
Total Revenues	2,142	2.4%	2,792	8.0%	8,396	761.2%	(5,299)	(68.7)%	8,031	6.0%
Property Operating	340	2.4%	(117)	(5.0)%	608	482.5%	(860)	(65.3)%	(29)	(0.2)%
Real Estate Taxes	425	3.3%	41	0.6%	937	2,602.8%	(313)	(37.4)%	1,090	5.4%
Total Expenses	765	2.8%	(76)	(0.9)%	1,545	953.7%	(1,173)	(54.4)%	1,061	2.8%
Net Operating Income	$1,377	2.2%	$2,868	11.0%	$6,851	728.1%	$(4,126)	(74.2)%	$6,970	7.2%
Net Operating Income
Net Operating Income increased $7.0 million, or 7.2%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 as a result of:

•	A net increase in revenues of $8.0 million which is primarily due to:

◦	$8.4 million from our Acquisition Industrial Properties for rental and tenant reimbursement revenue;

◦	$4.9 million from our Same Properties which is primarily a result of:

▪	an increase of $5.4 million in rental revenue and tenant reimbursement revenue due to higher occupancy and

▪	a reduction of $0.6 million in lease termination revenue recognized (included in Other Property Revenue);

◦	partially offset by a reduction of $5.3 million due to the properties sold in 2014 and 2015;

•	And a net increase of $1.1 million in property operating expenses and real estate taxes due to:

◦	$1.5 million from our Acquisition Industrial Properties;

◦	a net increase of $0.7 million from our Same Properties which is primarily comprised of:

▪	an increase of $0.8 million in operating expenses and real estate taxes for our Same Office Properties and

▪	a slight decrease of $0.1 million in operating expenses for our Same Industrial Properties;

◦	partially offset by a reduction of $1.2 million due to the properties sold in 2014 and 2015.
Other Expenses and Income
General and Administrative
General and administrative expense increased $8.8 million, or 68.3%, to $21.6 million for the six months ended June 30, 2015 compared to $12.8 million for the six months ended June 30, 2014. The increase was primarily due to $4.2 million of severance and transition-related expenses due to the retirement of our president and chief executive officer incurred during the first quarter of 2015 and $5.7 million of expenses related to the proposed merger with Gramercy Property Trust Inc. incurred during the second quarter of 2015.
Acquisition-Related
Acquisition-related expenses decreased $0.3 million, or 100.0%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 since we did not have any property acquisitions during the six months ended June 30, 2015.
Depreciation and Amortization
Depreciation and amortization expense increased $1.5 million, or 2.7%, to $55.9 million for the six months ended June 30, 2015 as compared to $54.4 million for the six months ended June 30, 2014. The increase was primarily due to properties acquired during 2014.
Interest and Other Income
Interest and other income decreased $0.2 million, or 71.1%, to $0.1 million for the six months ended June 30, 2015 compared to $0.3 million for the six months ended June 30, 2014.
Interest Expense
Interest expense decreased $1.9 million, or 6.9%, to $26.0 million for the six months ended June 30, 2015 compared to $28.0 million for the six months ended June 30, 2014 primarily as a result of a decrease in our outstanding debt balance.
Gain on Sale of Real Estate
During the six months ended June 30, 2015, we had a gain of $5.8 million related to the sale of two properties. We did not sell any properties during the six months ended June 30, 2014.
Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased $2.7 million, or 36.9%, to $10.2 million for the six months ended June 30, 2015 compared to $7.4 million for the six months ended June 30, 2014. The increase was primarily due to our pro rata gain of $2.4 million for the sale of a property held by the Duke JV during the six months ended June 30, 2015.

Liquidity and Capital Resources
Sources of Liquidity
Liquidity is a measurement of the ability to meet cash requirements, which principally include funding investments and ongoing commitments, to repay borrowings, to make distributions to our shareholders and other general business needs. Subject to the restrictions contained in the Merger Agreement, our sources of funds will primarily be property operating cash flows, borrowings, including under our unsecured revolving credit facility, term loans or other forms of secured or unsecured financing that we may enter into from time to time, and net proceeds from divestitures of properties. Other financing opportunities, subject to the restrictions contained in the Merger Agreement, could provide additional sources of funds, including the issuance of common equity (through our at-the-market offering program or otherwise), preferred equity or debt securities. Our ability to raise funds is dependent on general economic conditions, general market conditions for REITs, and our operating performance. We believe that these cash resources will be sufficient to satisfy our cash requirements and we do not anticipate a need to raise funds from other than these sources within the next twelve months. We believe that we have sufficient cash flow from operations to continue as a going concern for the next twelve months and into the foreseeable future. From time to time, we may consider strategic transactions, which may include a sale, merger, acquisition or other form of business combination or recapitalization.
While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which would affect our financial condition and results of operations. For example, we may be required to comply with new laws or regulations that cause us to incur unanticipated capital expenditures for our properties, thereby increasing our liquidity needs. Even if there are no material changes to our anticipated liquidity requirements, our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or needed. As of June 30, 2015, we had $94.3 million in cash as well as approximately$610.0 million available under our unsecured revolving credit facility. Of the $94.3 million in cash, approximately $0.7 million is held in a financial institution in the United Kingdom.
See the discussion above and in Note 16 to the consolidated financial statements included elsewhere herein regarding restrictions under the Merger Agreement to which the Company is subject.
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
Unsecured Term Loan Facilities
Subject to the restrictions contained in the Merger Agreement, we may enter into unsecured term loan facilities from time to time for general corporate purposes, to fund potential acquisitions and to potentially repay long-term debt.
The following table summarizes the balance and terms of our unsecured term loan facilities as of June 30, 2015 and December 31, 2014 (in thousands):

				Outstanding Balance
	Unswapped Interest Rate	Effective Interest Rate(1)	Maturity Date	June 30,	December 31,
Term Loan Facility				2015	2014
WF Term Loan #2(2)	LIBOR + 1.50%	2.49%	3/7/2018	$200,000	$200,000
WF Term Loan #3(2)	LIBOR + 1.50%	3.12%	1/15/2019	200,000	200,000
TD Term Loan(3)	LIBOR + 1.75%	3.28%	3/6/2020	50,000	50,000
Capital One Term Loan(2)	LIBOR + 1.75%	4.32%	1/31/2021	120,000	120,000
Total Unsecured Term Loan Facilities				$570,000	$570,000
__________

(1)	Represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the effect of the interest rate swaps, excluding debt issuance costs.

(2)	As of June 30, 2015 and December 31, 2014, the applicable London Inter-Bank Offering Rate ("LIBOR") rate was 0.184% and 0.156%, respectively, for these loans.

(3)	As of June 30, 2015 and December 31, 2014, the applicable LIBOR rate was 0.184% and 0.155%, respectively, for this loan.

Unsecured Revolving Credit Facility
Subject to the restrictions contained in the Merger Agreement, we may borrow under our unsecured revolving credit facility from time to time for general corporate purposes, to fund potential acquisitions and to potentially repay long-term debt. The following table summarizes the balance and terms of our unsecured revolving credit facility as of June 30, 2015 and December 31, 2014, respectively (in thousands):

	June 30,	December 31,
	2015	2014
Outstanding Borrowings	$240,044	$200,044
Remaining Borrowing Capacity	609,956	649,956
Total Borrowing Capacity	$850,000	$850,000
Interest Rate(1)	1.49%	1.46%
Facility Fee(2)	30 bps	30 bps
Maturity Date(3)	January 15, 2018	January 15, 2018
_________

(1)	Calculated based on one-month LIBOR plus 1.30% as of June 30, 2015 and December 31, 2014.

(2)	The facility fee is based on the unsecured revolving credit facility's total borrowing capacity.

(3)	We may exercise an option to extend the maturity date by one year.
Secured Debt Financing
From time to time, we partially fund property acquisitions with secured mortgage financing. The following table details our encumbered and unencumbered properties as of June 30, 2015 (Approximate Acquisition Cost and Debt Balance in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance
Encumbered Properties	38	$1,144,740	$555,729	12	$334,106	$144,964	50	$1,478,846	$700,693
Unencumbered Properties	62	1,478,701	—	13	342,326	—	75	1,821,027	—
Total Properties	100	$2,623,441	$555,729	25	$676,432	$144,964	125	$3,299,873	$700,693
__________

(1)
Number of Properties at 100%. Approximate Acquisition Cost and Debt Balance for Unconsolidated Properties is at our pro rata share of effective ownership. Does not include our investment in CBRE Strategic Partners Asia.

Depending on market conditions, and subject to the restrictions contained in the Merger Agreement, our debt financing may be as much as approximately 65% of the value of the cost of our assets before non-cash reserves and depreciation. The amount of debt we place on an individual property, or the amount of debt incurred by an individual entity in which we invest, may be more or less than 65% of the value of such property or the value of the assets owned by such entity, depending on market conditions and other factors.
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
Debt Covenants and Restrictions
As of June 30, 2015, we were in compliance with all financial debt covenants. See Note 6 "Debt" in the notes to our consolidated financial statements for additional information.

At-The-Market Offering
On November 6, 2013, we and CSP OP entered into four separate Equity Distribution Agreements with certain sales agents, pursuant to which we may sell, from time to time, subject to the restrictions contained in the Merger Agreement, our common shares having an aggregate offering price of up to $250.0 million. Sales of our common shares may be made in ordinary brokers' transactions on the NYSE, in negotiated transactions or transactions that are deemed to be "at the market" ("ATM") offerings, including sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. We may use these proceeds and proceeds from the sale of debt securities to repay debt, including borrowings under our unsecured revolving credit facility, to make acquisitions of properties or portfolios of properties, or for general corporate purposes. As of June 30, 2015, there have been no sales of common shares under the ATM program.
Shelf Registration
On November 6, 2013, we filed an automatically effective shelf registration statement on Form S-3 with the SEC that may permit us, from time to time, subject to the restrictions contained in the Merger Agreement, to facilitate public offerings of our securities. We evaluate the capital markets on an ongoing basis for opportunities to raise capital, and, as circumstances warrant, we may issue securities of all of these types in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing and capital needs. However, there can be no assurance that we will be able to complete any such offerings of securities. We may use these proceeds to repay debt, including borrowings under our unsecured revolving credit facility, to make acquisitions of properties or portfolios of properties, or for general corporate purposes.
Sale of Real Estate Properties
We consider opportunities to dispose of non-strategic properties with the intent of using the proceeds generated from the dispositions to fund new strategic acquisitions, to repay long-term debt and for other general corporate purposes. The timing of any potential future dispositions will depend on market conditions and our capital needs. Our ability to dispose of such properties on favorable terms, or at all, is dependent upon a number of factors including the availability of credit to potential buyers to purchase properties at prices that we consider acceptable and also subject to the restrictions contained in the Merger Agreement.
Transactions with Unconsolidated Joint Ventures
Transactions with unconsolidated joint ventures may also provide a source of liquidity. Our unconsolidated joint ventures will from time to time obtain debt financing or sell properties and will then distribute to us, and our joint venture partners, all or a portion of the proceeds from such transactions.

Debt Composition
Our consolidated and pro rata share of unconsolidated debt is comprised of the following as of June 30, 2015 (amounts in thousands):

	Consolidated Debt(1)			Unconsolidated Debt(2)			Consolidated & Unconsolidated Debt(1)(2)
	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total
Amount
Fixed Interest Rate Debt	$66,989	$1,058,740	$1,125,729	$6,555	$138,409	$144,964	$73,544	$1,197,149	$1,270,693
Floating Interest Rate Debt	—	240,044	240,044	—	—	—	—	240,044	240,044
Total	$66,989	$1,298,784	$1,365,773	$6,555	$138,409	$144,964	$73,544	$1,437,193	$1,510,737
Weighted Average Remaining Term (years):
Fixed Interest Rate Debt			3.38			4.44			3.50
Floating Interest Rate Debt			2.54			N/A			2.54
Total			3.23			4.44			3.35
Weighted Average Interest Rate:
Fixed Interest Rate Debt			4.16%			3.44%			4.08%
Floating Interest Rate Debt			1.49%			N/A			1.49%
Total			3.69%			3.44%			3.67%
__________

(1)
Consolidated debt amount includes a $240.0 million outstanding balance on our unsecured revolving credit facility as of June 30, 2015. The unsecured revolving credit facility may be extended for an additional year from January 2018 to January 2019. The annual facility fee of 0.30% is not reflected in the interest rate amounts included this table.

(2)	Unconsolidated debt amounts are at our pro rata share of effective ownership.
Contractual Obligations and Commitments
The following table provides information with respect to our contractual obligations as of June 30, 2015 (in thousands):

Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Principal Payments - Secured Notes Payable	$91,438	$181,434	$181,336	$101,521	$555,729
Principal Payments - Unsecured Term Loan Facilities	—	—	400,000	170,000	570,000
Principal Payments - Unsecured Revolving Credit Facility	—	—	240,044	—	240,044
Principal Payments - Unconsolidated Debt at Pro Rata Share(1)	453	57,978	2,140	84,393	144,964
Interest Payments - Fixed-Rate Debt(2)	27,433	73,172	42,144	14,558	157,307
Interest Payments - Variable-Rate Debt(3)	1,782	7,130	149	—	9,061
Interest Payments - Unconsolidated Debt at Pro Rata Share(1)	1,171	4,560	4,351	3,749	13,831
Ground Lease Payments	136	546	584	4,474	5,740
Total	$122,413	$324,820	$870,748	$378,695	$1,696,676
__________

(1)	Unconsolidated debt excludes amounts due to our investment in CBRE Strategic Partners Asia.

(2)
Amounts include the expected net payments due under our interest rate swap agreements where in each case we have swapped our variable interest rate payments due under the debt agreements for fixed rates of interest payments.

(3)
As of June 30, 2015, our variable rate debt consisted of amounts outstanding under our unsecured revolving credit facility. The variable interest rate payments are based on LIBOR plus a spread of 1.30%. As of June 30, 2015, LIBOR was 0.184%.

Debt Maturities
The following table details our consolidated and unconsolidated debt maturities as of June 30, 2015 (in thousands):

	Consolidated Debt(1)			Unconsolidated Debt(2)			Consolidated & Unconsolidated Debt(1)(2)			Weigh- ted Average Interest Rate(3)(4)
	Scheduled Amort	Term Maturities	Total	Scheduled Amort	Term Maturities	Total	Scheduled Amort	Term Maturities	Total
Remaining 2015	$7,739	$83,699	$91,438	$453	$—	$453	$8,192	$83,699	$91,891	4.25%
2016	13,271	121,341	134,612	941	—	941	14,212	121,341	135,553	5.46%
2017	12,495	34,327	46,822	990	56,047	57,037	13,485	90,374	103,859	3.78%
2018	10,276	502,336	512,612	1,043	—	1,043	11,319	502,336	513,655	2.25%
2019	7,982	300,786	308,768	1,097	—	1,097	9,079	300,786	309,865	2.58%
2020	6,290	65,846	72,136	1,156	43,580	44,736	7,446	109,426	116,872	3.85%
2021	3,743	190,449	194,192	875	38,782	39,657	4,618	229,231	233,849	4.78%
2022	1,870	—	1,870	—	—	—	1,870	—	1,870	—%
2023	1,987	—	1,987	—	—	—	1,987	—	1,987	—%
2024	1,167	—	1,167	—	—	—	1,167	—	1,167	6.33%
Thereafter	169	—	169	—	—	—	169	—	169	5.80%
Total	$66,989	$1,298,784	$1,365,773	$6,555	$138,409	$144,964	$73,544	$1,437,193	$1,510,737	3.67%
__________

(1)
Consolidated debt amount includes a $240.0 million outstanding balance on the unsecured revolving credit facility as of June 30, 2015. The unsecured revolving credit facility expires January 15, 2018. We may exercise an option to extend the maturity date by one year.

(2)	Unconsolidated debt amounts are at our pro rata share of effective ownership.

(3)	Weighted average interest rate is calculated using the maturity date of our various debt.

(4)	Weighted average interest rate for 2018 debt maturity consists of 1.49% floating rate for the revolving credit facility and 2.93% of interest rate for all other fixed rate debt.
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
In order to qualify as a REIT under the Internal Revenue Code, we generally must make distributions to our shareholders each year in an amount at least equal to 90% of our REIT taxable income (as determined without regard to the dividends paid deduction and excluding net capital gain). Our distribution policy is subject to revision at the discretion of our Board of Trustees without notice to you or shareholder approval. All distributions will be made by us at the discretion of our Board of Trustees and will be based upon out Board of Trustee's evaluation of our assets, operating results, historical and projected cash flows (and source thereof), historical and projected equity offering proceeds from our offerings, historical and projected debt incurred, projected investments and capital requirements, the anticipated timing between receipt of our equity offering proceeds and investment of those proceeds, maintenance of REIT qualification, applicable provisions of Maryland law, general economic, market and industry conditions, and such other factors as our Board of Trustees deems relevant. The Merger Agreement contains limitations on our ability to make dividends and distributions. There can be no assurance that we will maintain the current monthly distribution level on our common shares.

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
The following table presents total distributions declared and paid and distributions per share as well as the source of payment of such distributions, for the following periods (in thousands, except per share amounts):

2015 Quarter	First	Second
Total distributions declared and paid	$30,210	$30,205
Distributions per share	$0.128	$0.128
Amount of distributions per share funded by cash flows provided by operations	$0.128	$0.128
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
Historical Cash Flows
Our cash provided by operating activities increased by $4.3 million to $77.2 million for the six months ended June 30, 2015, compared to $72.9 million for the six months ended June 30, 2014. The increase was primarily due to Net Operating Income generated by the properties acquired since January 1, 2014.
Net cash provided by investing activities was $40.8 million for the six months ended June 30, 2015, compared to net cash used in investing activities of $12.2 million for the six months ended June 30, 2014. During the six months ended June 30, 2015 we had more dispositions than acquisitions as compared to the prior year period.
Net cash used in financing activities decreased by $24.3 million to $63.8 million for the six months ended June 30, 2015, compared to$88.1 million for the six months ended June 30, 2014. This was primarily due to net borrowings of $40.0 million under our unsecured revolving credit facility in the current year as compared to no net borrowings in the prior year period, offset by higher secured notes payable principal payments in the current period compared to prior year period.
Off-Balance Sheet Arrangements
As of June 30, 2015, we had four Investments in Unconsolidated Entities: (i) a 5.07% ownership interest in CBRE Strategic Partners Asia; (ii) an 80% ownership interest in the Duke JV; (iii) an 80% ownership interest in the UK JV; and (iv) an 80% ownership interest in the European JV. Our investments are discussed in Note 4 to the accompanying consolidated financial statements "Investments in Unconsolidated Entities."
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
- Other non-recurring expenses: Other non-recurring expenses such as company strategic planning, severance-related costs and costs related to the process of listing our common shares on the New York Stock Exchange and our modified “Dutch Auction” tender offer are not reflective of our operating results during each period.

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

The following table presents our FFO, Core FFO and AFFO for the three and six months ended June 30, 2015 and 2014 (in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Reconciliation of Net Income to FFO, Core FFO and AFFO
Net Income	$9,687	$5,153	$15,681	$8,472
Real Estate Depreciation and Amortization	27,794	27,010	55,574	54,141
Pro Rata Share of Real Estate Depreciation and Amortization from Unconsolidated Entities	6,503	8,238	13,142	17,009
Gain on Sale of Real Estate	(5,844)	—	(5,844)	—
Pro Rata Share of Gain on Sale from Unconsolidated Entities	(15)	—	(2,431)	—
Pro Rata Share of Realized Gain on Investment in CBRE Strategic Partners Asia	(762)	—	(762)	—
Funds from Operations	$37,363	$40,401	$75,360	$79,622
Acquisition-Related Expenses	—	—	—	290
Pro Rata Share of Loss on Early Extinguishment of Debt from Unconsolidated Entities	—	—	58	—
Strategic Planning and Severance-Related Expense	5,803	—	9,820	—
Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	(26)	14	(43)	(12)
Pro Rata Share of Unrealized Loss on Investment in CBRE Strategic Partners Asia	712	50	743	120
Core Funds from Operations	$43,852	$40,465	$85,938	$80,020
Amortization of Non-Cash Interest Expense	(447)	(244)	(827)	(348)
Pro Rata Share of Amortization of Non-Cash Interest Expense from Unconsolidated Entities	102	119	198	238
Amortization of Above and Below Market Leases	938	1,401	1,913	2,883
Pro Rata Share of Amortization of Above/Below Market Leases from Unconsolidated Entities	(46)	(54)	(96)	(108)
Amortization of Deferred Revenue Related to Tenant Improvements	(114)	(199)	(227)	(475)
Share-Based Compensation	592	912	1,327	1,924
Straight-line Rent Adjustments, Net	(1,735)	(1,253)	(3,403)	(2,545)
Pro Rata Share of Straight-Line Rent Adjustments, Net from Unconsolidated Entities	324	225	625	730
Recurring Capital Expenditures	(592)	(3,066)	(1,315)	(4,917)
Pro Rata Share of Recurring Capital Expenditures from Unconsolidated Entities	(326)	(240)	(1,020)	(242)
Adjusted Funds from Operations	$42,548	$38,066	$83,113	$77,160
Amounts per share (Basic and Diluted):
Net Income Attributable to Common Shareholders	$0.04	$0.02	$0.07	$0.03
Funds from Operations	$0.16	$0.17	$0.32	$0.34
Core Funds from Operations	$0.19	$0.17	$0.36	$0.34
Adjusted Funds from Operations	$0.18	$0.16	$0.35	$0.33

Subsequent Events
Proposed Merger with Gramercy
On July 1, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gramercy, and Columbus Merger Sub, LLC, a Maryland limited liability company and indirect wholly owned subsidiary of the Company (“Merger Sub” and together with the Company, the “Company Parties”), pursuant to which Gramercy will be merged with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving entity of the Merger.
Pursuant to the terms and conditions in the Merger Agreement, at the effective time of the Merger, each share of Gramercy common stock issued and outstanding immediately prior to the effective time will be converted into the right to receive 3.1898 (the “Exchange Ratio”) validly issued, fully paid and nonassessable Company common shares of beneficial interest, par value $0.01 per share (the “Merger Consideration”). Additionally, each share of Gramercy’s 7.125% Series B Cumulative Redeemable Preferred Stock (“Gramercy Preferred Stock”) issued and outstanding prior to the effective time will be converted into a right to receive one newly issued share of 7.125% Series A Cumulative Redeemable Preferred Shares of the Company (“New Company Preferred Shares”), having preferences, rights and privileges substantially identical to the preferences, rights and privileges of the Gramercy Preferred Stock. Following the completion of the Merger, the Company will change its name to “Gramercy Property Trust” and it is anticipated that the Company’s common shares will cease to trade under its current ticker but rather trade on the New York Stock Exchange under the Gramercy ticker symbol “GPT”.
The Merger Agreement provides that, at the effective time of the Merger, Gramercy’s stock options, restricted stock awards, and restricted stock unit awards generally will convert upon the effective time of the Merger into share options, restricted share awards, and restricted share unit awards of the Company, as applicable, with respect to a number of Company common shares, after giving effect to appropriate adjustments to reflect the consummation of the Merger.
The Company Parties and Gramercy each made certain customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants by each party to conduct its business in all material respects in the ordinary course of business and use commercially reasonable efforts to preserve its business organization intact during the period between the execution of the Merger Agreement and the consummation of the Merger.
The parties’ obligations to consummate the Merger are subject to certain mutual conditions, including, without limitation, (i) the approval by the holders of a majority of the outstanding shares of Gramercy common stock entitled to vote on the adoption of the Merger Agreement at the special meeting of the Gramercy stockholders (the “Gramercy Stockholder Approval”), (ii) the approval by the holders of a majority of the Company common shares cast by the holders at the special meeting of the Company shareholders held to vote on the issuance of Company common shares in connection with the Merger (the “Company Shareholder Approval”), (iii) the absence of any law, order or injunction prohibiting the Merger, (iv) the effectiveness of the registration statement on Form S-4 to be filed by the Company for purposes of registering the Company common shares issuable in connection with the Merger and (v) the approval for listing on the New York Stock Exchange of the Company common shares to be issued in the Merger, the New Company Preferred Shares and Company common shares into which Gramercy’s 3.75% Exchangeable Senior Notes due 2019 may be converted. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including, without limitation, (w) the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers) and the absence of any material adverse effect (as such term is defined in the Merger Agreement) with respect to the other party, (x) the other party’s compliance with its covenants and agreements contained in the Merger Agreement (subject to customary materiality qualifiers), (y) the receipt of opinions that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and (z) the receipt of customary opinions as to the qualification of the Company, Gramercy and certain subsidiaries of Gramercy as REITs under the Internal Revenue Code.
From the date of the Merger Agreement until the earlier of the effective time of the Merger and the termination of the Merger Agreement in accordance with its terms, the Company and Gramercy agree not to (and will cause their subsidiaries and their respective representatives not to) (i) solicit, initiate, knowingly encourage or facilitate any inquiries or the making of any proposal or offer with respect to a Competing Proposal (as defined in the Merger Agreement), (ii) engage in, continue or otherwise participate in any discussions or negotiations regarding, or furnish to any other person information in connection with or for the purpose of encouraging or facilitating, a Competing Proposal, (iii) approve, authorize or execute or enter into any letter of intent, option agreement, agreement or agreement in principle with respect to a Competing Proposal or (iv) propose or agree to do any of the foregoing. However, these restrictions are subject to customary “fiduciary-out” provisions which allow either the Company or Gramercy under certain circumstances to provide information to and participate in discussions with third parties with respect to unsolicited alternative acquisition proposals that the Company Board or the Gramercy Board (as applicable) has reasonably determined in good faith (after consultation with its outside legal counsel and independent financial advisors) is, or could reasonably be expected to lead to, a transaction more favorable to such party and its shareholders than the Merger and is reasonably likely to receive all required governmental approvals and financing on a timely basis and is otherwise capable of being completed on the terms proposed.
The Merger Agreement also contains certain termination rights for both the Company and Gramercy, including, but not limited to, if the Merger is not consummated on or before January 31, 2016 or if the Company Shareholder Approval or Gramercy Stockholder Approval are not obtained at the applicable stockholder meeting. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances, including, but not limited to, termination of the Merger Agreement by the Company or Gramercy as a result of an adverse change in the recommendation of the Company Board or the Gramercy Board, as applicable, the Company may be required to pay to Gramercy a termination fee of $61,198,934, or Gramercy may be required to pay to the Company a termination fee of $43,505,889, in each case in addition to reimbursing $20 million of expenses of the other party.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.
We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we will borrow primarily at fixed rates or variable rates and, in some cases, with the ability to convert variable rates to fixed rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on its outstanding hedging instruments. We applied various basis point spreads to the underlying interest rate curves of the derivative portfolio in order to determine the instruments’ change in fair value. The following tables summarize the results of the analysis performed for the six months ended June 30, 2015 and 2014, respectively (amounts in thousands):

			Effects of Change in Interest Rates as of
Type of Instrument	Notional Amount	Maturity Date	June 30, 2015
			-100 Basis Points	-50 Basis Points	+50 Basis Points	+100 Basis Points

Qualifying Interest Rate Swap on Point West I Debt	$10,553	12/6/2016	(94)	(65)	74	148
Qualifying Interest Rate Swap on Wells Fargo Term Loan	$200,000	3/7/2018	(4,246)	(2,466)	2,545	5,058
Qualifying Interest Rate Swap on Atrium I Debt	$21,112	5/31/2018	(461)	(266)	282	563
Qualifying Interest Rate Swap on Wells Fargo Term Loan	$200,000	1/15/2019	(6,267)	(3,323)	3,345	6,623
Qualifying Interest Rate Swap on Easton III Debt	$6,187	1/31/2019	(187)	(100)	101	201
Qualifying Interest Rate Swap on TD Term Loan	$50,000	3/6/2020	(2,241)	(1,129)	1,060	2,108
Qualifying Interest Rate Swap on Capital One Term Loan	$120,000	1/31/2021	(6,375)	(3,152)	3,072	6,107

			Effects of Change in Interest Rates as of
Type of Instrument	Notional Amount	Maturity Date	June 30, 2014
			-100 Basis Points	-50 Basis Points	+50 Basis Points	+100 Basis Points

Qualifying Interest Rate Swap on Maskew Retail Park Debt(1)	$23,909	8/10/2014	(7)	(7)	7	14
Qualifying Interest Rate Swap on Point West I Debt	$10,879	12/6/2016	(156)	(103)	126	252
Qualifying Interest Rate Swap on Wells Fargo Term Loan	$200,000	3/7/2018	(6,348)	(3,471)	3,461	6,849
Qualifying Interest Rate Swap on Parkcenter Circle	$22,048	5/31/2018	(717)	(372)	385	760
Qualifying Interest Rate Swap on Wells Fargo Term Loan	$200,000	1/15/2019	(8,730)	(4,402)	4,201	8,328
Qualifying Interest Rate Swap on Easton III debt	$6,373	1/31/2019	(256)	(129)	132	258
Qualifying Interest Rate Swap on TD Term Loan	$50,000	3/6/2020	(2,692)	(1,329)	1,290	2,540
Qualifying Interest Rate Swap on Capital One Term Loan	$120,000	1/31/2021	(7,406)	(3,670)	3,691	7,126
__________

(1)	Based on three-month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.
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
A 100 basis point increase in interest rates would decrease the fair market value of our notes payable and unsecured term loan facilities by $36.4 million at June 30, 2015.
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

Changes in Internal Controls Over Financial Reporting
No changes in internal control over financial reporting occurred during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Two putative class action lawsuits challenging the proposed merger between the Company and Gramercy have been filed in New York Supreme Court, New York County. A separate action asserting both class action and shareholder derivative claims challenging the proposed merger has been filed in the Circuit Court for Baltimore City, Maryland. The New York actions are captioned Berliner v. Gramercy Property Trust, et al., Index No. 652424/2015 (filed July 9, 2015) and Gensler v. Baum, et al., Index No. 157432/2015 (filed July 22, 2015) and the Maryland action is captioned Jobin v. DuGan, et al., Index No. 24-C-15-003942 (filed July 27, 2015). The lawsuits allege that the directors of Gramercy breached their fiduciary duties to Gramercy stockholders by agreeing to sell Gramercy for inadequate consideration and agreeing to improper deal protection terms in the Merger Agreement. The complaints further allege, among other things, that the Company and certain of its affiliates aided and abetted these purported breaches of fiduciary duties.  The lawsuits seek, among other things, an injunction barring the merger, rescission of the merger to the extent it is already implemented, and an award of damages. The defendants believe the lawsuits are without merit and will vigorously defend themselves in these actions.
ITEM 1A.    RISK FACTORS
Our Annual Report on Form 10-K for the year ended December 31, 2014 includes detailed discussions of our risk factors under the heading “Part I, Item 1A. Risk Factors.” Set forth below are certain risk factors in addition to those previously disclosed in our Annual Report on Form 10-K, which we are including in this Quarterly Report on Form 10-Q as a result of our entering into the Merger Agreement on July 1, 2015, as further described above. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K and those set forth below, as well as the other information in this report, which could materially harm our business, financial condition, results of operations, or the value of our common shares. Terms not otherwise defined below are as defined in this Quarterly Report on Form 10-Q.
Risks Relating to the Proposed Merger
The exchange ratio is generally fixed and will not be adjusted in the event of any change in the share prices of either Chambers or Gramercy.
Upon the closing of the Merger, each share of Gramercy common stock will be converted into the right to receive 3.1898 of newly issued Chambers common shares, with cash paid in lieu of fractional shares. The exchange ratio was generally fixed in the Merger Agreement, and while it will be adjusted in the event of any stock split, reverse stock split, stock dividend (including any dividend or other distribution of securities convertible into Gramercy stock) reorganization, recapitalization, reclassification, combination, exchange of shares or other similar transaction involving Chambers or Gramercy, the exchange ratio will not be adjusted for changes in the market price of either Chambers common shares or Gramercy common stock. Changes in the price of Chambers common shares prior to the Merger will affect the market value of the merger consideration that Gramercy stockholders will receive on the closing date of the Merger. Share price changes may result from a variety of factors (many of which are beyond our control), including the following factors:

•	changes in the respective businesses, operations, assets, liabilities and prospects of Chambers and Gramercy;

•	changes in market assessments of the business, operations, financial position and prospects of either company or the combined company;

•	market assessments of the likelihood that the Merger will be completed;

•	interest rates, general market and economic conditions and other factors generally affecting the price of Chambers common shares and Gramercy common stock; and

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which Chambers and Gramercy operate.
The price of Chambers common shares at the closing of the Merger may vary from the price on the date the Merger Agreement was executed and thereafter. As a result, the market value of the merger consideration represented by the exchange ratio will also vary.
Therefore, while the number of Chambers common shares to be issued per share of Gramercy common stock is fixed, Gramercy stockholders cannot be sure of the market value of the consideration they will receive upon completion of the Merger.

Failure to complete the Merger could negatively affect the share price and the future business and financial results of Chambers.
If the Merger is not completed, the ongoing business of Chambers may be adversely affected and Chambers will be subject to numerous risks associated with the failure to complete the Merger, including the following:

•	Chambers being required, under certain circumstances, to pay Gramercy a termination fee of $61,198,934 and/or reimburse Gramercy for $20 million of its expenses in connection with the Merger;

•	Chambers having to pay certain costs relating to the proposed Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees;

•
the management of Chambers focused on the Merger instead of on pursuing other opportunities that could be beneficial to Chambers without realizing any of the benefits of the Merger having been completed; and

•	the failure of Chambers to retain key employees during the pendency of the Merger.
If the Merger is not completed, there can be no assurance these risks will not materialize and will not materially affect the business, financial results and share price of Chambers.
The Merger Agreement contains provisions that could discourage a potential acquirer of Chambers or could result in any acquisition proposal being at a lower price than it might otherwise be.
The Merger Agreement contains provisions that, subject to limited exceptions, restrict the ability of Chambers to solicit, encourage, facilitate or discuss third-party proposals to acquire all or a significant part of Chambers. Further, even if the Chambers Board of Trustees withdraws or modifies its recommendation of the Merger, it will still be required to submit the matter to a vote of its shareholders at its annual meeting. In addition, Chambers generally has an opportunity to offer to modify the terms of the proposed Merger Agreement in response to any acquisition proposal that may be made to Gramercy before the Board of Trustees may withdraw or modify its recommendation in response to such acquisition proposal. In certain circumstances, on termination of the Merger Agreement, Chambers may be required to pay a substantial termination fee to Gramercy.
These provisions could discourage a potential acquirer that might have an interest in acquiring all or a significant part of Chambers from considering or proposing such an acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than that market value proposed to be received or realized in the Merger, or might result in a potential acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the Merger Agreement.
If the Merger is not consummated by January 31, 2016, either Chambers or Gramercy may terminate the Merger Agreement.
Either Chambers or Gramercy may terminate the Merger Agreement if the Merger has not been consummated by January 31, 2016. However, the right to terminate the Merger Agreement will not be available to any party whose breach of any representation, warranty, covenant or agreement set forth in the Merger Agreement has been the cause of, or resulted in, the failure to consummate the Merger prior to January 31, 2016.
The pendency of the Merger could adversely affect the business and operations of Chambers.
In connection with the pending Merger, some customers or vendors of Chambers may delay or defer decisions, which could negatively affect the revenues, earnings, cash flows and expenses of Chambers, regardless of whether the Merger is completed. Similarly, current and prospective employees of Chambers may experience uncertainty about their future roles with the combined company following the Merger, which may materially adversely affect the ability of Chambers to attract or retain key personnel during the pendency of the Merger. In addition, due to operating covenants in the Merger Agreement, Chambers may be unable, during the pendency of the Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue certain other actions, even if such actions would prove beneficial.
Risks Relating to the Combined Company
If the proposed Merger closes, we will face various additional risks.
If the proposed Merger closes, the combined company will face various additional risks, including, among others, the following:

•	the combined company expects to incur substantial expenses related to the Merger;

•
following the Merger, the combined company may be unable to integrate the businesses of Chambers and Gramercy successfully and realize the anticipated synergies and other benefits of the Merger or do so within the anticipated timeframe;

•	following the Merger, the combined company may be unable to implement its future plans to dispose of certain assets and reposition its portfolio;

•	following the Merger, the combined company may be unable to retain key employees;

•	the future results of the combined company will suffer if the combined company does not effectively manage its expanded operations following the Merger; and

•	counterparties to certain agreements with Chambers or Gramercy may exercise contractual rights under such agreements in connection with the Merger.
Any of these risks could adversely affect the business and financial results of the combined company.
If the proposed Merger closes, there will be additional risks relating to an investment in our common shares.
The results of operations of the combined company, as well as the market price of the common shares of the combined company, after the Merger may be affected by other factors in addition to those currently affecting Chambers’ results of operations and the market prices of Chambers common shares. Such factors include:

•	there will be a greater number of shares of the combined company outstanding as compared to the number of currently outstanding shares of Chambers;

•	there will be different shareholders;

•	there will be different businesses;

•	there will be different assets and capitalizations;

•	the market price of the combined company’s common shares may decline as a result of the Merger;

•	the combined company may not pay dividends at or above the rate currently paid by Chambers;

•	the combined company will have a substantial amount of indebtedness and may need to refinance existing indebtedness or incur additional indebtedness in the future;

•	the combined company would succeed to, and may incur, adverse tax consequences if Chambers or Gramercy has failed or fails to qualify as a REIT for U.S. federal income tax purposes; and

•
in certain circumstances, even if the combined company qualifies as a REIT, it and its subsidiaries may be subject to certain U.S. federal, state, and other taxes, which would reduce the combined company’s cash available for distribution to its shareholders.

Any of these factors could adversely affect Chambers’ common share price and financial results. Accordingly, the historical market prices and financial results of Chambers may not be indicative of these matters for the combined company after the Merger.
In connection with the announcement of the Merger Agreement, several lawsuits have been filed and are pending, as of the filing date of this Quarterly Report on Form 10-Q, seeking, among other things, to enjoin the Merger and rescind the Merger Agreement, and an adverse judgment in any of the lawsuits may prevent the Merger from being effective or from becoming effective within the expected timeframe.
As of the filing date of this Quarterly Report on Form 10-Q, Chambers, Gramercy, Merger Sub and/or members of the Gramercy board of directors have each been named as defendants in several lawsuits brought by holders of Gramercy common stock challenging the Merger. Plaintiffs seek, among other things, an injunction barring the Merger, rescission of the Merger to the extent it is already implemented, declaratory relief, and an award of damages. If the plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed upon terms, the injunction may prevent the completion of the Merger in the expected timeframe (if at all).

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Securities and Repurchases of Securities
None.
Use of Proceeds from Sale of Registered Securities
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURE
None.
ITEM 5.    OTHER INFORMATION
None.
ITEM 6.    EXHIBITS

Exhibit No.
2.1
Agreement and Plan of Merger, dated as of July 1, 2015, by and among Chambers Street Properties, Gramercy Property Trust Inc. and Columbus Merger Sub, LLC (Previously filed as Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35933) filed July 1, 2015 and incorporated herein by reference).

3.1
Fourth Amended and Restated Bylaws of Chambers Street Properties (Previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35933) filed June 26, 2013 and incorporated herein by reference).

3.2
Amendment No. 1 to Fourth Amended and Restated Bylaws of Chambers Street Properties (Previously filed as Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-35933) filed July 1, 2015 and incorporated herein by reference).

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

101
The following materials from Chambers Street Properties' Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) the Notes to the Consolidated Financial Statements, filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMBERS STREET PROPERTIES

Date: August 7, 2015	By:	/s/ MARTIN A. REID
	Name:	Martin A. Reid
	Title:	Interim President and Chief Executive Officer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.
2.1
Agreement and Plan of Merger, dated as of July 1, 2015, by and among Chambers Street Properties, Gramercy Property Trust Inc. and Columbus Merger Sub, LLC (Previously filed as Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35933) filed July 1, 2015 and incorporated herein by reference).

3.1
Fourth Amended and Restated Bylaws of Chambers Street Properties (Previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35933) filed June 26, 2013 and incorporated herein by reference).

3.2
Amendment No. 1 to Fourth Amended and Restated Bylaws of Chambers Street Properties (Previously filed as Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-35933) filed July 1, 2015 and incorporated herein by reference).

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

101
The following materials from Chambers Street Properties' Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) the Notes to the Consolidated Financial Statements, filed herewith.