Form 10-Q
period 2015-09-30
CHAMBERS STREET PROPERTIES
filed 2015-11-09
CIK 1297587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of the registrant's common shares of beneficial ownership, $0.01 par value, was 236,855,738 as of November 4, 2015.

CHAMBERS STREET PROPERTIES

PART I.
FINANCIAL INFORMATION
ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CHAMBERS STREET PROPERTIES
Consolidated Balance Sheets
as of September 30, 2015 and December 31, 2014
(In Thousands, Except Share Data)

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Investments in Real Estate:
Land	$617,867	$630,840
Land Available for Expansion	24,218	23,368
Buildings and Improvements	1,652,766	1,674,955
	2,294,851	2,329,163
Less: Accumulated Depreciation and Amortization	(284,579)	(239,973)
Net Investments in Real Estate	2,010,272	2,089,190
Investments in Unconsolidated Entities	385,220	423,693
Cash and Cash Equivalents	53,955	40,139
Restricted Cash	18,909	14,718
Tenant and Other Receivables, Net	11,553	11,216
Deferred Rent	45,072	39,429
Deferred Leasing Costs and Intangible Assets, Net	194,109	220,490
Deferred Financing Costs, Net	7,237	9,321
Prepaid Expenses and Other Assets	19,963	21,612
Total Assets	$2,746,290	$2,869,808
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Secured Notes Payable, Net	$478,739	$610,608
Unsecured Term Loan Facilities	570,000	570,000
Unsecured Revolving Credit Facility	290,044	200,044
Accounts Payable, Accrued Expenses and Other Liabilities	86,352	76,421
Intangible Liabilities, Net	21,759	26,248
Prepaid Rent and Security Deposits	16,255	15,569
Distributions Payable	10,117	9,951
Total Liabilities	1,473,266	1,508,841
COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS' EQUITY
Common Shares of Beneficial Interest, $0.01 par value, 990,000,000 shares authorized; 236,855,738 and 236,920,675 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	2,366	2,364
Additional Paid-in-Capital	2,074,326	2,071,526
Accumulated Deficit	(758,611)	(689,654)
Accumulated Other Comprehensive Loss	(45,057)	(23,269)
Total Shareholders' Equity	1,273,024	1,360,967
Total Liabilities and Shareholders' Equity	$2,746,290	$2,869,808

See accompanying notes to consolidated financial statements.

CHAMBERS STREET PROPERTIES
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2015 and 2014 (unaudited)
(In Thousands, Except Share and per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
REVENUES
Rental	$54,915	$52,391	$166,020	$156,300
Tenant Reimbursements	15,646	15,219	46,917	45,034
Other Property Income	1,072	537	1,520	1,606
Total Revenues	71,633	68,147	214,457	202,940
EXPENSES
Property Operating	8,488	9,113	26,404	27,058
Real Estate Taxes	10,694	9,927	32,050	30,193
General and Administrative	9,935	7,230	31,505	20,047
Acquisition-Related	—	265	—	555
Depreciation and Amortization	28,489	27,208	84,342	81,572
Total Expenses	57,606	53,743	174,301	159,425
Income Before Other (Expenses) Income	14,027	14,404	40,156	43,515
OTHER EXPENSES AND INCOME
Interest and Other Income	52	255	144	573
Interest Expense	(12,352)	(13,685)	(38,397)	(41,653)
Interest Expense and Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	23	68	66	80
Gain on Sale of Real Estate	—	13,175	5,844	13,175
Total Other Expenses	(12,277)	(187)	(32,343)	(27,825)
Income Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	1,750	14,217	7,813	15,690
Benefit (Provision) For Income Taxes	42	(140)	(521)	(579)
Equity in Income of Unconsolidated Entities	4,238	4,391	14,419	11,829
NET INCOME	$6,030	$18,468	$21,711	$26,940
Basic and Diluted Net Income per Share	$0.03	$0.08	$0.09	$0.11
Weighted Average Common Shares Outstanding - Basic	236,902,841	236,954,218	236,915,614	236,847,551
Weighted Average Common Shares Outstanding - Diluted	236,913,294	236,954,218	236,951,537	236,847,551
Dividends Declared per Common Share	$0.128	$0.126	$0.384	$0.378

See accompanying notes to consolidated financial statements.

CHAMBERS STREET PROPERTIES
Consolidated Statements of Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2015 and 2014 (unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
NET INCOME	$6,030	$18,468	$21,711	$26,940
Foreign Currency Translation Loss	(1,586)	(15,946)	(12,573)	(13,793)
Swap Fair Value Adjustments	(6,549)	3,805	(9,215)	(4,086)
COMPREHENSIVE (LOSS) INCOME	$(2,105)	$6,327	$(77)	$9,061

See accompanying notes to consolidated financial statements.

CHAMBERS STREET PROPERTIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2015 and 2014 (unaudited)
(In Thousands)

	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$21,711	$26,940
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Equity in Income of Unconsolidated Entities	(14,419)	(11,829)
Distributions from Unconsolidated Entities	32,061	36,891
Gain on Interest Rate Swaps	(66)	(80)
Gain on Sale of Real Estate	(5,844)	(13,175)
Prepaid Tenant Improvement Amortization	(1,097)	(1,085)
Lease Inducement Amortization	758	338
Depreciation and Amortization	84,342	81,572
Amortization of Non-Cash Interest Expense	(1,656)	(660)
Amortization of Above and Below Market Leases	2,932	4,056
Share-Based Compensation	5,285	3,452
Straight-Line Rent Adjustment	(5,847)	(4,641)
Changes in Operating Assets and Liabilities:
Tenant and Other Receivables	(341)	(3,760)
Prepaid Expenses and Other Assets	(605)	(2,196)
Accounts Payable, Accrued Expenses and Other Liabilities	3,766	7,024
Net Cash Flows Provided by Operating Activities	120,980	122,847
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Real Property	(1,715)	(55,424)
Proceeds from Sale of Real Estate	55,119	61,100
Investments in Unconsolidated Entities	—	(7,624)
Distributions from Unconsolidated Entities	8,793	22,469
Restricted Cash	(3,693)	864
Lease Commissions	(11,339)	(3,210)
Improvements to Investments in Real Estate	(22,386)	(7,125)
Net Cash Flows Provided by Investing Activities	24,779	11,050
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase and Cancellation of Vested Shares	(3,270)	(747)
Payment of Distributions	(90,502)	(89,516)
Borrowings on Unsecured Revolving Credit Facility	90,000	10,000
Principal Payments on Unsecured Revolving Credit Facility	—	(10,000)
Principal Payments on Secured Notes Payable	(128,129)	(67,329)
Payment of Financing Costs	—	(464)
Net Cash Flows Used in Financing Activities	(131,901)	(158,056)
EFFECT OF FOREIGN CURRENCY TRANSLATION	(42)	(302)
Net Increase (Decrease) in Cash and Cash Equivalents	13,816	(24,461)
Cash and Cash Equivalents, Beginning of the Period	40,139	83,007
Cash and Cash Equivalents, End of the Period	$53,955	$58,546
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for Interest	$40,135	$42,203
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distributions Declared and Payable	$10,117	$9,951
Accounts Payable and Accrued Expenses	$4,321	$563
Notes Payable Assumed on Acquisitions of Real Estate	$—	$20,611
Lease Inducement	$658	$316

See accompanying notes to consolidated financial statements.

CHAMBERS STREET PROPERTIES
Consolidated Statements of Equity
For the Nine Months Ended September 30, 2015 and 2014 (unaudited)
(In Thousands, Except Share Data)

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2015	236,920,675	$2,364	$2,071,526	$(689,654)	$(23,269)	$1,360,967
Net Income	—	—	—	21,711	—	21,711
Other Comprehensive Loss	—	—	—	—	(21,788)	(21,788)
Share-Based Compensation	348,798	6	6,066	—	—	6,072
Repurchase and Cancellation of Vested Shares	(413,735)	(4)	(3,266)	—	—	(3,270)
Distributions Declared ($0.384 per share)	—	—	—	(90,668)	—	(90,668)
Balance at September 30, 2015	236,855,738	$2,366	$2,074,326	$(758,611)	$(45,057)	$1,273,024

	Common Shares		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2014	236,463,981	$2,359	$2,067,008	$(589,313)	$4,596	$1,484,650
Net Income	—	—	—	26,940	—	26,940
Other Comprehensive Loss	—	—	—	—	(17,879)	(17,879)
Share-Based Compensation	555,508	4	3,448	—	—	3,452
Repurchase and Cancellation of Vested Shares	(95,313)	(1)	(746)	—	—	(747)
Distributions Declared ($0.378 per share)	—	—	—	(89,536)	—	(89,536)
Balance at September 30, 2014	236,924,176	$2,362	$2,069,710	$(651,909)	$(13,283)	$1,406,880

See accompanying notes to consolidated financial statements.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Nature of Business

Chambers Street Properties (NYSE: CSG) is a self-administered real estate investment trust ("REIT") focused on acquiring, owning and managing net leased industrial and office properties leased to creditworthy tenants. We were formed under the laws of the state of Maryland on March 30, 2004, and have elected to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986 (the "Internal Revenue Code") beginning with the taxable period ended December 31, 2004. On July 1, 2015, we entered into an Agreement and Plan of Merger with Gramercy Property Trust Inc. ("Gramercy") (See Note 13).
We operate in an umbrella partnership REIT structure in which our operating partnership, CSP Operating Partnership, LP ("CSP OP"), indirectly owns substantially all of the properties acquired on our behalf. CSP OP was formed in Delaware on March 30, 2004, and we are the 100% direct and indirect owner and sole general partner. For each interest in our common shares of beneficial interest $0.01 par value (the "common shares"), that we issue, an equal interest in the limited partnership units of CSP OP is issued to us in exchange for the cash proceeds from the issuance of the interest in our common shares. As of September 30, 2015, we owned 100% of the limited partnership units of CSP OP directly or indirectly through a wholly-owned taxable REIT subsidiary. However, in connection with the proposed merger with Gramercy such subsidiary will cease to be a taxable REIT subsidiary and will become disregarded as an entity separate from us for U.S. federal income tax purposes.
As of September 30, 2015, we owned, on a consolidated basis, 100 industrial (primarily warehouse/distribution) and office properties located in 18 U.S. states (Arizona, California, Colorado, Florida, Illinois, Indiana, Kansas, Kentucky, Maryland, Massachusetts, Minnesota, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Texas and Virginia) and in the United Kingdom, encompassing approximately 24.9 million rentable square feet. Our consolidated properties were approximately 97.6% leased (based upon rentable square feet) as of September 30, 2015. As of September 30, 2015, 76 of our consolidated properties were net leased to single tenants, which encompassed approximately 20.2 million rentable square feet.
We had ownership interests in four unconsolidated entities that, as of September 30, 2015, owned interests in 27 properties. Excluding those properties owned through our investment in CB Richard Ellis Strategic Partners Asia II-A, L.P. ("CBRE Strategic Partners Asia"), we owned, on an unconsolidated basis, 25 industrial (primarily warehouse/distribution) and office properties located in seven U.S. states (Arizona, Florida, Illinois, Indiana, Ohio, Tennessee and Texas) and three countries in Europe (France, Germany and the United Kingdom), encompassing approximately 12.3 million rentable square feet. Our unconsolidated properties were approximately 99.9% leased (based upon rentable square feet) as of September 30, 2015. As of September 30, 2015, 20 of our unconsolidated properties were net leased to single tenants, which encompassed approximately 11.5 million rentable square feet.
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
Certain information and footnotes required for annual financial statement presentation have been condensed or excluded pursuant to Securities and Exchange Commission (the "SEC") rules and regulations. Accordingly, our interim financial statements do not include all of the information and disclosures required under GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary in all material respects to present fairly our financial position, results of our operations and cash flows as of and for the three and nine months ended September 30, 2015 have been made. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results of operations to be expected for the entire year. The consolidated financial statements and notes thereto should be read in conjunction with our current Annual Report on Form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2014.
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
Revenue Recognition and Valuation of Receivables
All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is recorded as deferred rent. In connection with various leases, we have received irrevocable stand-by letters of credit totaling $20.6 million and $20.3 million as security for such leases at September 30, 2015 and December 31, 2014, respectively.
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
Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management's determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts. The allowance for uncollectible rent receivable was $108,000 and $62,000 as of September 30, 2015 and December 31, 2014, respectively.
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
The carrying value of our United Kingdom assets and liabilities fluctuate due to changes in the exchange rate between the USD and the GBP. The exchange rate of the USD to the GBP was $1.5129 and $1.5576 at September 30, 2015 and December 31, 2014, respectively. The profit and loss average exchange rate of the USD to the GBP was approximately $1.5559 and $1.6862 for the three months ended September 30, 2015 and 2014, respectively; and $1.5354 and $1.6737 for the nine months ended September 30, 2015 and 2014, respectively.
The carrying value of our assets and liabilities held within our joint venture in Europe (the "European JV") fluctuate due to changes in the exchange rate between the USD and the Euro ("EUR"). The exchange rate of the USD to the EUR was $1.1178 and $1.2099 at September 30, 2015 and December 31, 2014. The profit and loss average exchange rate of the USD to the EUR was approximately $1.1114 and $1.3402 for the three months ended September 30, 2015 and 2014, respectively; and $1.1197 and $1.3611 for the nine months ended September 30, 2015 and 2014, respectively.
Income Taxes
We elected to be taxed as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we generally distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain). It is our current intention to adhere to these requirements and maintain our REIT qualification. As a REIT, we generally will not be subject to corporate level U.S. federal income tax on net income we distribute to our shareholders. If we fail to qualify as a REIT in any taxable year, then we will be subject to U.S. federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. We believe that we have met all the REIT organizational and operational requirements for the nine months ended September 30, 2015, and we were not subject to any U.S. federal income taxes, other than U.S. federal income taxes on income generated by our Taxable REIT Subsidiary. As such, we have not provided for income taxes other than as addressed below.
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
No deferred tax assets or liabilities were recorded as of September 30, 2015, other than as mentioned below related to the United Kingdom net operating losses. In addition, we believe that any current or deferred tax liability associated with our Taxable REIT Subsidiary would be de minimus.
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
We did not have any uncertain tax positions which would require us to record any unrecognized tax benefits or additional tax liabilities as of September 30, 2015.
Even if we qualify for taxation as a REIT, we may be subject to certain state, foreign, and local taxes on our income and property and to U.S. federal income and excise taxes on our undistributed taxable income, if any.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Included as a component of our tax (benefit) provision, we have incurred income and other taxes (franchise, local and state government and international) related to our continuing operations in the amount of $(42,000) and $140,000 during the three months ended September 30, 2015 and 2014, respectively; and $521,000 and $579,000 for the nine months ended September 30, 2015 and 2014, respectively.
The United Kingdom taxes real property operating results at a statutory rate of 20% . The properties we own (or hold interest in) in the United Kingdom have operated at a taxable loss to date and have generated a deferred tax asset of approximately $0.3 million consisting of these net operating loss carryforwards. We have provided for a full valuation allowance of $0.3 million as of September 30, 2015 on deferred tax assets because it is not likely that future operating profits in the United Kingdom would be sufficient to absorb the net operating losses.
The tax years from 2010 through 2014 remain open to examination by the taxing jurisdictions to which the Company is subject.
Fair Value of Financial Instruments and Investments
We generally determine or calculate the fair value of financial instruments using appropriate present value or other valuation techniques, such as discounted cash flow analyses, incorporating available market discount rate information for similar types of instruments and our estimates for non-performance and liquidity risk. These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow. The Investment Manager of CBRE Strategic Partners Asia applies valuation techniques for our investment carried at fair value based upon the application of the income approach, the direct market comparison approach, the replacement cost approach or third party appraisals to the underlying assets held in the unconsolidated entity in determining the net asset value attributable to our ownership interest therein. As of September 30, 2015, the financial assets and liabilities recorded at fair value in our consolidated financial statements are our derivative instruments and our investment in CBRE Strategic Partners Asia.
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

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Reclassifications
We have reclassified certain amounts in our previously issued consolidated statements of cash flows to conform to current period presentation. On our September 30, 2014 statement of cash flows, we reclassified $1.1 million and $0.4 million from "Accounts Payable, Accrued Expenses and Other Liabilities" and "Prepaid Expenses and Other Assets," respectively, to "Prepaid Tenant Improvement Amortization" and "Lease Inducement Amortization", respectively, which represent newly created line items. None of the reclassifications reflect corrections to any amounts.
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

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). This ASU requires an acquirer in a business combination to recognize adjustments to estimated amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record the effect of the adjustments on earnings as if the accounting had been completed at the acquisition date and the acquirer must disclose in its financial statements the portion of the amounts recorded in each line item of current-period earnings that would have been recorded in previous periods if the adjustments to estimated amounts had been recognized as of the acquisition date. For public entities, this guidance is effective for fiscal years beginning after December 15, 2015, including interim periods with those fiscal years, with early adoption permitted. Application of the guidance is prospective. We are still assessing the impact of this guidance on our consolidated financial statements and notes to our consolidated financial statements.

3. Investment in Real Estate Activity
Wholly-Owned Acquisitions
During the nine months ended September 30, 2015, we acquired an 11.8 acre undeveloped parcel in Phoenix, Arizona for approximately $1.7 million. The undeveloped parcel is situated immediately adjacent to our Goodyear Crossing II property.
Dispositions
During the nine months ended September 30, 2015, we completed the sale of 300 Constitution Drive, a 330,000 square foot distribution warehouse located in Boston, Massachusetts. The industrial property was sold for a gross sales price of $20.3 million, resulting in a gain of approximately $3.5 million, after closing and other transaction related costs. We also completed the sale of 225 Summit Avenue, a 142,500 square foot office building located in Northern New Jersey. The office property was sold for a gross sales price of $37.0 million, resulting in a gain of approximately $2.3 million, after closing and other transaction related costs.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

4. Investments in Unconsolidated Entities
As of September 30, 2015 and December 31, 2014, we owned the following number of properties through unconsolidated entities:

	Ownership %	Number of Properties
		September 30,	December 31,
		2015	2014
Duke JV	80.0%	13	14
European JV	80.0%	9	9
UK JV	80.0%	3	3
CBRE Strategic Partners Asia	5.07%	2	3
		27	29
Investments in unconsolidated entities at September 30, 2015 and December 31, 2014 consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Duke JV	$221,716	$239,376
European JV	127,135	144,141
UK JV	31,175	33,189
Afton Ridge	—	117
CBRE Strategic Partners Asia	5,194	6,870
	$385,220	$423,693
The following is a summary of the investments in unconsolidated entities for the nine months ended September 30, 2015 and the year ended December 31, 2014 (in thousands):

	September 30,	December 31,
	2015	2014
Investment Balance, January 1	$423,693	$514,802
Contributions	—	7,625
Company's Equity in Net Income (including adjustments for basis differences)	14,419	28,823
Other Comprehensive Loss of Unconsolidated Entities	(12,038)	(22,342)
Distributions	(40,854)	(105,215)
Investment Balance, End of Period	$385,220	$423,693

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following are the balance sheets of our investments in unconsolidated entities at September 30, 2015 (in thousands):

	Duke JV	European JV	Other (2)	Total

Assets
Investments in Real Estate(1)	$312,494	$248,204	$147,646	$708,344
Other Assets	28,523	40,130	13,910	82,563
Total Assets	$341,017	$288,334	$161,556	$790,907
Liabilities and Equity
Secured Notes Payable, net	$56,390	$124,884	$—	$181,274
Other Liabilities	8,025	4,531	16,285	28,841
Total Liabilities	64,415	129,415	16,285	210,115
CSP Equity	221,716	127,135	36,369	385,220
Other Investors' Equity	54,886	31,784	108,902	195,572
Total Liabilities and Equity	$341,017	$288,334	$161,556	$790,907
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

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following are the statements of operations for our investments in unconsolidated entities for the three months ended September 30, 2015 and September 30, 2014 (in thousands):

	Three Months Ended
	September 30, 2015				September 30, 2014
	Duke JV	European JV	Other (1)	Total	Duke JV	European JV	Other (2)	Total
Total Revenue	$12,016	$6,515	$(887)	$17,644	$14,331	$7,114	$4,395	$25,840
Operating Expenses	3,106	1,170	598	4,874	3,980	722	820	5,522
Net Operating Income	8,910	5,345	(1,485)	12,770	10,351	6,392	3,575	20,318
Depreciation and Amortization	4,960	2,383	490	7,833	6,611	3,061	532	10,204
Interest Expense	751	946	—	1,697	1,031	1,139	—	2,170
Gain on Sale of Real Estate	(145)	—	—	(145)	—	—	—	—
Net Income (Loss)	3,054	2,016	(1,975)	3,095	2,709	2,192	3,043	7,944
Company Share in Net Income	2,443	1,613	208	4,264	2,168	1,754	490	4,412
Adjustments for REIT basis	(26)	—	—	(26)	(21)	—	—	(21)
CSP Equity in Net Income	$2,417	$1,613	$208	$4,238	$2,147	$1,754	$490	$4,391
__________

(1)	Includes UK JV and CBRE Strategic Partners Asia.

(2)	Includes UK JV, Afton Ridge, and CBRE Strategic Partners Asia.
The following are the statements of operations for our investments in unconsolidated entities for the nine months ended September 30, 2015 and September 30, 2014 (in thousands):

	Nine Months Ended
	September 30, 2015				September 30, 2014
	Duke JV	European JV	Other (1)	Total	Duke JV	European JV	Other (2)	Total
Total Revenue	$35,806	$19,188	$(1,074)	$53,920	$43,684	$22,233	$5,258	$71,175
Operating Expenses	9,653	3,041	1,779	14,473	13,302	2,714	2,307	18,323
Net Operating Income	26,153	16,147	(2,853)	39,447	30,382	19,519	2,951	52,852
Depreciation and Amortization	15,393	7,416	1,452	24,261	20,810	9,077	1,583	31,470
Interest Expense	2,300	2,820	—	5,120	3,106	3,437	—	6,543
Gain on Sale of Real Estate	2,894	—	—	2,894	—	—	—	—
Loss on Extinguishment of Debt	(73)	—	—	(73)	—	—	—	—
Net Income (Loss)	11,281	5,911	(4,305)	12,887	6,466	7,005	1,368	14,839
Company Share in Net Income	9,024	4,729	745	14,498	5,179	5,604	1,129	11,912
Adjustments for REIT basis	(79)	—	—	(79)	(83)	—	—	(83)
CSP Equity in Net Income	$8,945	$4,729	$745	$14,419	$5,096	$5,604	$1,129	$11,829
__________

(1)	Includes UK JV and CBRE Strategic Partners Asia.

(2)	Includes UK JV, Afton Ridge, and CBRE Strategic Partners Asia.

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

	September 30,	December 31,
	2015	2014
Deferred Leasing Costs and Intangible Assets, Net:
Deferred Leasing Costs	$36,098	$22,481
Accumulated Amortization	(6,687)	(4,218)
Deferred Leasing Costs, Net	29,411	18,263
Above-Market Leases	63,566	63,566
Accumulated Amortization	(36,686)	(30,311)
Above-Market Leases, Net	26,880	33,255
In-Place Leases	290,758	300,124
Accumulated Amortization	(154,095)	(132,414)
In-Place Leases, Net	136,663	167,710
Other Intangible Assets	1,425	1,425
Accumulated Amortization	(270)	(163)
Other Intangible Assets, Net	1,155	1,262
Total Deferred Leasing Costs and Intangible Assets, Net	$194,109	$220,490

Intangible Liabilities, Net:
Below-Market Leases	$46,766	$51,653
Accumulated Amortization	(26,223)	(26,675)
Below-Market Leases, Net	20,543	24,978
Above-Market Ground Lease Obligation	1,501	1,501
Accumulated Amortization	(285)	(231)
Above-Market Ground Lease Obligation, Net	1,216	1,270
Total Intangible Liabilities, Net	$21,759	$26,248

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table sets forth amortization related to intangible assets and liabilities for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Deferred Leasing Costs(1)	$932	$423	$2,473	$1,141
Above-Market Leases(2)	2,110	2,250	6,375	7,198
In-Place Leases(1)	8,953	9,162	27,564	27,915
Other Intangible Assets(1)	36	127	108	127
Below-Market Leases(2)	(1,091)	(1,077)	(3,443)	(3,142)
Above-Market Ground Lease Obligation(3)	(18)	(18)	(53)	(53)
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
The following is a schedule of future amortization of deferred leasing costs, intangible assets and liabilities as of September 30, 2015 (in thousands):

	Intangible Assets				Intangible Liabilities
	Deferred Leasing Costs	Acquired Above-Market Leases	Acquired In-Place Leases	Other Intangible Assets	Acquired Below-Market Leases	Above-Market Ground Lease Obligations
Remaining 2015	$671	$2,090	$8,663	$36	$993	$18
2016	2,630	5,557	29,075	144	3,404	71
2017	2,476	4,466	24,603	144	2,912	71
2018	2,376	3,862	20,399	144	2,639	71
2019	2,173	3,300	16,633	144	2,418	71
Thereafter	19,085	7,605	37,290	543	8,177	914
	$29,411	$26,880	$136,663	$1,155	$20,543	$1,216

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

6. Debt
Secured Debt
Secured notes payable are summarized as follows (in thousands):

Property	Stated Interest Rate	Effective Interest Rate(1)	Maturity Date	Outstanding Balance
				September 30,	December 31,
				2015	2014

70 Hudson Street (2)	5.65%	5.15%	4/11/2016	$112,543	$114,108
Point West I - Swapped to Fixed	3.41%	3.41%	12/6/2016	10,472	10,716
100 Tice Blvd	5.97%	4.38%	9/15/2017	18,499	18,960
100 Tice Blvd	5.97%	4.38%	9/15/2017	18,499	18,960
4701 Gold Spike Drive(3)	4.45%	4.45%	3/1/2018	9,806	9,958
1985 International Way(3)	4.45%	4.45%	3/1/2018	6,813	6,920
3660 Deerpark Boulevard(3)	4.45%	4.45%	3/1/2018	7,043	7,153
Tolleson Commerce Park II(3)	4.45%	4.45%	3/1/2018	4,235	4,301
20000 S. Diamond Lake Road(3)	4.45%	4.45%	3/1/2018	6,169	6,265
Atrium I - Swapped to Fixed	3.78%	3.78%	5/31/2018	20,878	21,580
McAuley Place	3.98%	3.50%	9/1/2018	12,582	12,865
Easton III - Swapped to Fixed	3.95%	3.95%	1/31/2019	6,141	6,280
90 Hudson Street	5.66%	5.26%	5/1/2019	102,165	103,301
Fairforest Bldg. 6	5.42%	6.50%	6/1/2019	1,488	1,751
North Rhett I	5.65%	6.50%	8/1/2019	1,606	1,958
Kings Mountain II	5.47%	6.50%	1/1/2020	3,014	3,467
1 Rocket Road	6.60%	4.00%	8/1/2020	18,213	18,516
North Rhett II	5.20%	6.50%	10/1/2020	1,265	1,425
Mount Holly Bldg.	5.20%	6.50%	10/1/2020	1,265	1,425
Orangeburg Park Bldg.	5.20%	6.50%	10/1/2020	1,286	1,449
Kings Mountain I	5.27%	6.50%	10/1/2020	1,096	1,235
Ten Parkway North	4.75%	4.75%	1/1/2021	11,226	11,469
Union Cross Bldg. II	5.53%	6.50%	6/1/2021	5,192	5,755
Union Cross Bldg. I	5.50%	6.50%	7/1/2021	1,709	1,892
Norman Pointe I	5.24%	3.50%	10/1/2021	19,914	20,177
Norman Pointe II	5.24%	3.50%	10/1/2021	21,924	22,214
The Landings I	5.24%	3.50%	10/1/2021	14,987	15,185
The Landings II	5.24%	3.50%	10/1/2021	13,219	13,393
Fairforest Bldg. 5	6.33%	6.50%	2/1/2024	7,203	7,678
North Rhett IV	5.80%	6.50%	2/1/2025	7,427	7,862
One Wayside Road(4)	5.66%	5.25%	8/1/2015	—	12,938
One Wayside Road(4)	5.92%	5.25%	8/1/2015	—	10,854
Lakeside Office Center(5)	6.03%	6.03%	9/1/2015	—	8,617
Celebration Office Center III(6)	4.25%	2.50%	12/1/2015	—	8,817

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Property	Stated Interest Rate	Effective Interest Rate(1)	Maturity Date	Outstanding Balance
				September 30,	December 31,
				2015	2014
22535 Colonial Pkwy(6)	4.25%	2.50%	12/1/2015	—	7,889
Northpoint III(6)	4.25%	2.50%	12/1/2015	—	10,209
Goodyear Crossing II(6)	4.25%	2.50%	12/1/2015	—	19,489
3900 North Paramount Parkway(6)	4.25%	2.50%	12/1/2015	—	7,656
3900 South Paramount Parkway(6)	4.25%	2.50%	12/1/2015	—	7,656
1400 Perimeter Park Drive(6)	4.25%	2.50%	12/1/2015	—	2,320
Miramar I(6)	4.25%	2.50%	12/1/2015	—	9,095
Miramar II(6)	4.25%	2.50%	12/1/2015	—	12,250
Total Secured Notes Payable				467,879	596,008
Plus Premium				11,587	15,494
Less Discount				(727)	(894)
Total Secured Notes Payable, Net				$478,739	$610,608
__________

(1)	Represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the amortization of any discounts/premiums, excluding debt issuance costs.

(2)
In accordance with the provisions of this loan, beginning in February 2015, the property's excess cash proceeds after the payment of debt service, impounds and budgeted operating expenses are being held by the lender until the loan is repaid or the property is re-leased to the existing tenant under terms described in the loan agreement.

(3)	These five loans are cross-collaterialized.

(4)	This loan was paid off in full on February 2, 2015 prior to the maturity date.

(5)	This loan was paid off in full on June 3, 2015 prior to the maturity date.

(6)	These loans were paid off in full on September 2, 2015, prior to their maturity dates.

Unsecured Term Loan Facilities
The terms of our unsecured term loan facilities and outstanding balances as of September 30, 2015 and December 31, 2014 are set forth in the table below (in thousands):

Term Loan Facility	Unswapped Interest Rate	Effective Interest Rate(1)	Maturity Date	Outstanding Balance
				September 30,	December 31,
				2015	2014

WF Term Loan #2(2)	LIBOR + 1.50%	2.49%	3/7/2018	$200,000	$200,000
WF Term Loan #3(2)	LIBOR + 1.50%	3.12%	1/15/2019	200,000	200,000
TD Term Loan(3)	LIBOR + 1.75%	3.28%	3/6/2020	50,000	50,000
Capital One Term Loan(2)	LIBOR + 1.75%	4.32%	1/31/2021	120,000	120,000
Total Unsecured Term Loan Facilities				$570,000	$570,000
__________

(1)	Represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the effect of the interest rate swaps, excluding debt issuance costs.

(2)	As of September 30, 2015 and December 31, 2014, the applicable LIBOR rate was 0.197% and 0.156%, respectively, for these loans.

(3)	As of September 30, 2015 and December 31, 2014, the applicable LIBOR rate was 0.197% and 0.155%, respectively, for this loan.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Unsecured Revolving Credit Facility
The terms of our unsecured revolving credit facility are set forth in the table below (in thousands):

	September 30,	December 31,
	2015	2014
Outstanding Borrowings	$290,044	$200,044
Remaining Borrowing Capacity	559,956	649,956
Total Borrowing Capacity	$850,000	$850,000
Interest Rate(1)	1.50%	1.46%
Facility Fee(2)	30 bps	30 bps
Maturity Date(3)	January 15, 2018	January 15, 2018
__________

(1)	Calculated based on one-month LIBOR plus 1.30% as of September 30, 2015 and December 31, 2014.

(2)	The facility fee is based on the unsecured revolving credit facility's total borrowing capacity.

(3)	We may exercise an option to extend the maturity date by one year.
Debt Covenants and Restrictions
Certain of our secured notes payable are subject to financial covenants (interest coverage and loan to value ratio).
As of September 30, 2015, our unsecured term loan facilities and revolving credit facility were subject to certain financial covenants that require, among other things: the maintenance of (i) a leverage ratio of not more than 0.60; (ii) a fixed charge coverage ratio of at least 1.50; (iii) a secured leverage ratio of not more than 0.40; (iv) an unencumbered leverage ratio of not more than 0.60; (v) minimum tangible net worth of $1.5 billion plus 85% of the net proceeds of certain future equity issuances; (vi) unencumbered asset value of at least $400.0 million; and (vii) a minimum of 10 Eligible Properties. In addition, our unsecured term loan facilities and revolving credit facility contain a number of customary non-financial covenants including those restricting liens, mergers, sales of assets, certain investments in unimproved land and mortgage receivables, intercompany transfers, transactions with affiliates and distributions. The Company has provided guarantees in connection with our unsecured term loan facilities and revolving credit facility. As of September 30, 2015, we were in compliance with all financial debt covenants.
The minimum principal payments due for our secured notes payable, unsecured term loan facilities and unsecured revolving credit facility are as follows as of September 30, 2015 (in thousands):

Remaining 2015	$3,588
2016	134,612
2017	46,822
2018	562,612
2019	308,768
Thereafter	271,521
$1,327,923
7. Risk Management and Use of Financial Instruments
Risk Management
In the course of our ongoing business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities. Credit risk is primarily the risk of

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
The following table sets forth the terms of our interest rate swaps at September 30, 2015 and December 31, 2014 (amounts in thousands):

	Notional Amount		Fair Value		Rate
Type of Hedging Instrument	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	Index	Maturity Date
	2015	2014	2015	2014	2015	2014
Interest Rate Swap(1)	$10,472	$10,716	$(118)	$(135)	1.2%	1.3%	LIBOR	12/6/2016
Interest Rate Swap(2)	200,000	200,000	(1,143)	1,467	0.8%	0.8%	LIBOR	3/7/2018
Interest Rate Swap(1)	20,878	21,580	(508)	(354)	1.6%	1.6%	LIBOR	5/31/2018
Interest Rate Swap	200,000	200,000	(4,467)	(1,540)	1.4%	1.5%	LIBOR	1/15/2019
Interest Rate Swap(1)	6,141	6,280	(194)	(127)	1.7%	1.8%	LIBOR	1/31/2019
Interest Rate Swap(2)	50,000	50,000	(866)	266	1.3%	1.4%	LIBOR	3/6/2020
Interest Rate Swap	120,000	120,000	(7,819)	(5,543)	2.4%	2.4%	LIBOR	1/31/2021
__________

(1)
We assumed this swap in connection with the purchase of the Duke Portfolio on March 1, 2013. This swap is considered a hedging instrument under ASC 815-20 as of September 30, 2015. The swap was not considered a hedging instrument under ASC 815-20 during the period from March 1, 2013 to March 31, 2013.

(2)
We entered into these swaps in connection with the origination of the TD Term Loan and WF Term Loan #1 in March 2013. These swaps are considered hedging instruments under ASC 815-20 as of September 30, 2015. These swaps were not considered hedging instruments under ASC 815-20 during the period from March 11, 2013 and March 12, 2013, respectively, to May 29, 2013.

We record all derivative instruments on a gross basis in the consolidated balance sheets. Accordingly, there are no offsetting amounts that net assets against liabilities. The asset and liability balances presented in the table below reflect the gross amounts of derivatives recorded in the consolidated balance sheets (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
		September 30,	December 31,		September 30,	December 31,
Type of Instrument	Balance Sheet Location	2015	2014	Balance Sheet Location	2015	2014
Derivatives designated as hedging instruments
Interest Rate Swaps	Prepaid Expenses and Other Assets	$—	$1,733	Accounts Payable, Accrued Expenses and Other Liabilities	$15,115	$7,699

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The table below presents the effect of our derivative instruments on our consolidated statement of operations and consolidated statement of comprehensive income for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Derivatives Designated as Cash Flow Hedges:
(Loss) Gain Recognized in Other Comprehensive Income (OCI) (Effective Portion)	$(8,708)	$1,545	$(15,671)	$(11,041)
Loss Reclassified from AOCI into Interest Expense (Effective Portion)	(2,159)	(2,260)	(6,456)	(6,955)
Net Change in Fair Value of Derivative Financial Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)	23	68	66	80
As of September 30, 2015, the Company expected that the hedged forecasted transactions, for each of the outstanding qualifying cash flow hedging relationships, remained probable of occurring. During the next twelve months we anticipate reclassifying $7.2 million of amounts currently recorded in accumulated other comprehensive income to earnings.
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
8. Future Minimum Rents
The following is a schedule of future minimum rents to be received on non-cancelable operating leases from consolidated properties as of September 30, 2015 (in thousands):

Remaining 2015	$53,053
2016	196,630
2017	188,190
2018	174,713
2019	159,801
Thereafter	663,682
$1,436,069

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
10. Equity Incentive Plan and Performance Bonus Plan
Equity Incentive Plan
At our annual shareholders' meeting held on May 31, 2013, our shareholders approved the 2013 Equity Incentive Plan. Our key employees, directors, trustees, officers, advisors, consultants or other personnel of ours and our subsidiaries or other persons expected to provide significant services to us or our subsidiaries would be eligible to be granted incentive share options, non-qualified share options, share appreciation rights, restricted shares, restricted share units, dividend equivalent rights and other equity-based awards as contemplated in the 2013 Equity Incentive Plan. As of September 30, 2015, there were 3,323,441 common shares available for grant under the 2013 Equity Incentive Plan.
2015 Awards
On January 9, 2015, our Board of Trustees' independent trustees, Messrs. Charles Black, Mark Brugger, James Francis, James Orphanides and Louis Salvatore, were awarded restricted shares units ("Trustee RSUs") under the Company's 2013 Equity Incentive Plan on the following terms: (i) (y) Mr. Black was awarded 20,000 Trustee RSUs, and (z) Messrs. Brugger, Francis, Orphanides and Salvatore each were awarded 5,000 Trustee RSUs; and (ii) each award is subject to a mandatory deferral program. Pursuant to the mandatory deferral program, each Trustee RSU entitles a holder to receive one common share upon the earlier of (i) the sixth month anniversary of the holder's separation of service from the Company, and (ii) a change in control of the Company. Each Trustee RSU also entitles a holder to receive an amount equal to the dividends paid on one common share. The fair value of the Trustee RSUs was valued by a third-party valuation firm taking into consideration the mandatory deferral program restrictions. Based on the valuation analysis, the fair value of each Trustee RSU was determined to be $7.13, which represents a discount of 12.5% from the grant date closing share price of $8.15. The expected remaining term for the Trustee RSUs are not expected to convert into common shares for another two years.
On September 4, 2015, Mark Brugger resigned as a member of the Board of Trustees. Upon his resignation, Mr. Brugger was awarded 9,186 Trustee RSUs under the Company's 2013 Equity Incentive Plan. Based on a third-party valuation analysis, the fair value of each Trustee RSU was determined to be $6.13, which represents a discount of 7.5% from the grant date closing share price of $6.63. The remaining Trustee RSUs held by Mr. Brugger are not expected to convert into common shares for another four months.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
The computations of expected volatility are based on a blend of the historical volatility of our common shares and those of our peer group companies with similar operations over approximately five and a half years as that is expected to be most consistent with future volatility and equates to a time period twice as long as the approximate two and four-fifths year remaining performance period of the PSUs. Implied volatility data is based on the observed pricing of six month (180 day) publicly-traded options on each company's common stock. The risk-free interest rate corresponds to the length of the remaining Performance Cycle and is based on the prevailing zero-coupon U.S. Treasury yield as of March 13, 2015. The expected dividend yield is estimated by examining the Company's average dividend yield over the preceding five years, as well as its current dividend yield as of March 13, 2015. The expected life of the PSUs is equal to the remaining 2.8 year vesting period as of March 13, 2015.
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
Non-Renewal Notices to Executive Officers
On August 20, 2015, the Company delivered a notice of non-renewal to Martin A. Reid (Interim President and Chief Executive Officer, and Chief Financial Officer) and Philip L. Kianka (Chief Operating Officer) (each, an “Executive”) providing that each Executive’s Initial Term (as

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

defined in each Executive’s respective executive employment agreement) would not be renewed. As a result, unless otherwise agreed, each Executive’s last day of employment will be December 31, 2015. However, to the extent agreed upon, the Executives may be employed on an at-will basis beginning January 1, 2016.
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
On February 26, 2014, the Company and CSP OP entered into an amendment to Martin A. Reid's employment agreement, effective as of January 1, 2013, increasing Mr. Reid's annual target Long Term Incentive Award to 90,000 restricted common shares of the Company.
On March 15, 2014, a total of 401,875 restricted common shares were granted to our named executive officers (Messrs. Cuneo, Kianka and Reid) based on each executive's achievement of performance objectives during 2013, as determined at the discretion of our Compensation Committee of the Board of Trustees of the Company (the “Compensation Committee”). Additionally, 25 of our employees were granted 143,450 restricted common shares, in the aggregate, on March 15, 2014. One-third of the restricted shares granted to our named executive officers and employees will vest on each of the first three anniversaries of grant if the grantee is employed by the Company on such anniversary. We recorded compensation expense based upon the $7.74 price per share on March 15, 2014. Compensation expense is recognized on a straight-line basis over the service vesting period of three years. We recognized share-based compensation expense of $170,000 and $563,000 during the three months ended September 30, 2015 and 2014, respectively, and $510,000 and $968,000 during the nine months ended September 30, 2015 and 2014, respectively, as a result of granting the awards to our named executive officers and our employees.
On July 31, 2014, the Compensation Committee adopted and approved an incentive bonus plan, a form of restricted share award agreement, and a form of restricted share unit award agreement that may be used in connection with awards made pursuant to the 2013 Equity Incentive Plan from time to time to the Company’s trustees, executive officers and other employees.
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
Summary of Time-Based Restricted Common Shares
A summary of our Time-Based Restricted Common Shares from January 1, 2015 through September 30, 2015 is presented below:

	Nonvested Restricted Common Shares
	Common Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding at January 1, 2015	800,699	$8.68
Granted(1)	200,000	8.10
Vested(1)(2)	(766,463)	8.58
Forfeited	(1,202)	8.37
Outstanding at September 30, 2015	233,034	$8.30
__________

(1)	Shares granted to Mr. Cuneo were fully vested upon his retirement.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

(2)
Total shares vested include 336,041 common shares that were tendered in accordance with the terms of our 2013 Equity Incentive Plan to satisfy minimum state tax withholding requirements related to the restricted common shares that have vested. We accept the return of shares at the current quoted closing share price of the Company's common shares on the NYSE to satisfy tax obligations.

Summary of Time-Based RSUs
A summary of our Time-Based RSUs from January 1, 2015 through September 30, 2015 is presented below:

	Nonvested RSUs
	Amount	Weighted-Average Grant Date Fair Value Per Share	Vested RSUs	Total RSUs
Outstanding at January 1, 2015	—	$—	—	—
Granted	237,422	7.78	—	237,422
Vested	(75,000)	7.78	75,000	—
Forfeited	(397)	7.78	—	(397)
Settled(1)	—	—	(75,000)	(75,000)
Outstanding at September 30, 2015	162,025	$7.78	—	162,025
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

Summary of PSUs
A summary of our PSUs from January 1, 2015 through September 30, 2015 is presented below:

	Nonvested PSUs
	Amount	Weighted-Average Grant Date Fair Value Per Share	Vested PSUs	Total PSUs
Outstanding at January 1, 2015	—	$—	—	—
Granted	237,440	6.56	—	237,440
Vested	(75,000)	7.78	75,000	—
Forfeited	(397)	6.00	—	(397)
Settled(1)	—	—	(75,000)	(75,000)
Outstanding at September 30, 2015	162,043	$6.00	—	162,043
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

	2015	2014
	(in thousands, except share data)
Compensation Expense Recorded During the Nine Months Ended September 30(1)	$5,285	$1,924
Unamortized Compensation Costs	$3,058	$7,351
Shares Available for the Future Awards(2)	3,323,441	4,041,992
__________

(1)	2015 compensation expense includes severance expense totaling $3.3 million.

(2)	Shares available for the future awards includes units under our 2013 Equity Incentive Plan.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

11. Shareholders' Equity
Common Shares
Under our current declaration of trust, we have the authority to issue a total of 1,000,000,000 shares of beneficial interest. Of the total shares authorized, 990,000,000 shares are designated as common shares, with a par value of $0.01 per share, and 10,000,000 shares are designated as preferred shares, with a par value of $0.01 per share. As of September 30, 2015 and December 31, 2014, there were no preferred shares issued or outstanding.
At-The-Market Offering
On November 6, 2013, we and CSP OP entered into four separate Equity Distribution Agreements with certain sales agents, pursuant to which we may sell, from time to time, subject to the restrictions contained in the Merger Agreement (as defined herein), our common shares having an aggregate offering price of up to $250.0 million. Sales of our common shares may be made in ordinary brokers' transactions on the NYSE, in negotiated transactions or transactions that are deemed to be "at the market" ("ATM") offerings, including sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. We may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under our unsecured revolving credit facility, to make acquisitions of properties or portfolios of properties, or for general corporate purposes. As of September 30, 2015 there have been no sales of common shares under the ATM program.
Accumulated Other Comprehensive Income (Loss)
The following presents the changes in the balances of each component of accumulated other comprehensive income (loss) for the nine months ended September 30, 2015 and 2014 (in thousands):

	Foreign Currency Translation Gain (Loss)	Swap Fair Value Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2015	$(17,513)	$(5,756)	$(23,269)
Other Comprehensive Loss Before Reclassifications	(12,573)	(15,671)	(28,244)
Amounts Reclassified from Accumulated Other Comprehensive Income to Interest Expense	—	6,456	6,456
Balance at September 30, 2015	$(30,086)	$(14,971)	$(45,057)

	Foreign Currency Translation Gain	Swap Fair Value Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2014	$1,670	$2,926	$4,596
Other Comprehensive Income (Loss) Before Reclassifications	(13,793)	(11,041)	(24,834)
Amounts reclassified from Accumulated Other Comprehensive Income to Interest Expense	—	6,955	6,955
Balance at September 30, 2014	$(12,123)	$(1,160)	$(13,283)
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

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.
As of September 30, 2015 and December 31, 2014, we held certain items that were required to be measured at fair value on a recurring basis. These included cash equivalents, interest rate swap derivative contracts and our equity method investment in CBRE Strategic Partners Asia. Cash equivalents consist of short-term, highly liquid, income-producing investments, all of which have original maturities of 90 days or less, including money market funds and U.S. Government obligations. Derivative instruments are related to our economic hedging activities with respect to interest rates.
The fair values of the interest rate swap derivative agreements are estimated with the assistance of a third-party valuation specialist using the market standard methodology of discounting the future expected cash payments and receipts on the pay and receive legs of the interest rate swap agreements that swap the estimated variable rate mortgage note payment stream for a fixed rate receive payment stream over the period of the loan. The variable interest rates used in the calculation of projected receipts on the interest rate swap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements (where appropriate). Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2015 and December 31, 2014, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold.
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

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following items are measured at fair value on a recurring basis and non-recurring basis at September 30, 2015 and December 31, 2014 (in thousands):

	As of September 30, 2015
	Fair Value Measurements Using:
	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets (Liabilities)
Cash and Cash Equivalents	$6,583	$—	$—	$6,583
Interest Rate Swaps Designated as Cash Flow Hedges - Assets	—	—	—	—
Interest Rate Swaps Designated as Cash Flow Hedges - Liabilities	—	(15,115)	—	(15,115)
Investment in CBRE Strategic Partners Asia	—	—	5,194	5,194

	As of December 31, 2014
	Fair Value Measurements Using:
	Quoted Markets Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets (Liabilities)
Cash and Cash Equivalents	$1,573	$—	$—	$1,573
Interest Rate Swaps Designated as Cash Flow Hedges - Assets	—	1,733	—	1,733
Interest Rate Swaps Designated as Cash Flow Hedges - Liabilities	—	(7,699)	—	(7,699)
Investment in CBRE Strategic Partners Asia	—	—	6,870	6,870
Fair Value of Real Estate at Impairment(1)	—	—	94,000	94,000
__________

(1)	Represents a non-recurring fair value measurement.
The following table presents our activity for our investment in CBRE Strategic Partners Asia measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015 and 2014, respectively (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Investment in CBRE Strategic Partners Asia
Balance at January 1, 2015	$6,870
Distributions	(1,385)
Total Income on Fair Value Adjustment	762
Unrealized Loss in Fair Value Adjustment	(1,053)
Balance at September 30, 2015	$5,194

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Investment in CBRE Strategic Partners Asia
Balance at January 1, 2014	$9,676
Distributions	(2,724)
Total Loss on Fair Value Adjustment	(13)
Balance at September 30, 2014	$6,939
Disclosure of Fair Value Financial Instruments
For disclosure purposes only, the following table summarizes our notes payable and their estimated fair value at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015		December 31, 2014
Financial Instrument	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured Notes Payable(1)	$478,739	$495,673	$610,608	$628,194
Unsecured Term Loan Facilities(1)	$570,000	$589,771	$570,000	$577,196
Unsecured Revolving Credit Facility(1)	$290,044	$290,044	$200,044	$200,044
__________

(1)	Items are measured using Level 2 inputs.
These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.
13. Commitments and Contingencies
Ground Leases - We own a property that is subject to a long-term noncancellable ground lease obligation that contractually expires on November 30, 2032. We have three ten-year renewal options that will allow us to extend the expiration of the ground lease through November 30, 2062. The minimum commitment under the ground lease as of September 30, 2015 and thereafter is as follows (in thousands):

Remaining 2015	$68
2016	273
2017	273
2018	276
2019	308
Thereafter	4,474
$5,672
Proposed Merger with Gramercy—On July 1, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gramercy, and Columbus Merger Sub, LLC, a Maryland limited liability company and a direct or indirect wholly owned subsidiary of the Company (“Merger Sub” and together with the Company, the “Company Parties”), pursuant to which Gramercy will be merged with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving entity of the Merger.
Pursuant to the terms and conditions in the Merger Agreement, at the effective time of the Merger, each share of Gramercy common stock issued and outstanding immediately prior to the effective time will be converted into the right to receive 3.1898 (the “Exchange Ratio”) validly issued, fully paid and nonassessable Company common shares of beneficial interest, par value $0.01 per share (the “Merger Consideration”). Additionally, each share of Gramercy’s 7.125% Series B Cumulative Redeemable Preferred Stock (“Gramercy Preferred Stock”) issued and

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

outstanding prior to the effective time will be converted into a right to receive one newly issued share of 7.125% Series A Cumulative Redeemable Preferred Shares of the Company (“New Company Preferred Shares”), having preferences, rights and privileges substantially identical to the preferences, rights and privileges of the Gramercy Preferred Stock. Following the completion of the Merger, we will change our name to “Gramercy Property Trust” and it is anticipated that our common shares will cease to trade under their current ticker but rather trade on the New York Stock Exchange under the Gramercy ticker symbol “GPT”.
The Merger Agreement provides that, at the effective time of the Merger, Gramercy’s stock options, restricted stock awards, and restricted stock unit awards generally will convert into share options, restricted share awards, and restricted share unit awards of the Company, as applicable, with respect to a number of Company common shares, after giving effect to appropriate adjustments to reflect the consummation of the Merger.
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
The parties’ obligations to consummate the Merger are subject to certain mutual conditions, including, without limitation, (i) the approval by the holders of a majority of the outstanding shares of Gramercy common stock entitled to vote on the adoption of the Merger Agreement at the special meeting of the Gramercy stockholders (the “Gramercy Stockholder Approval”), (ii) the approval by the holders of a majority of the Company common shares cast by the Company shareholders entitled to vote on the issuance of Company common shares in connection with the Merger at the annual meeting of the Company shareholders (the “Company Shareholder Approval”), (iii) the absence of any law, order or injunction prohibiting the Merger, (iv) the effectiveness of the registration statement on Form S-4 to be filed by the Company for purposes of registering the Company common shares issuable in connection with the Merger and (v) the approval for listing on the New York Stock Exchange of the Company common shares to be issued in the Merger, the New Company Preferred Shares and Company common shares into which Gramercy’s 3.75% Exchangeable Senior Notes due 2019 may be converted. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including, without limitation, (w) the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers) and the absence of any material adverse effect (as such term is defined in the Merger Agreement) with respect to the other party, (x) the other party’s compliance with its covenants and agreements contained in the Merger Agreement (subject to customary materiality qualifiers), (y) the receipt of opinions that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and (z) the receipt of customary opinions as to the qualification of the Company, Gramercy and certain subsidiaries of Gramercy as REITs under the Internal Revenue Code.
From the date of the Merger Agreement until the earlier of the effective time of the Merger and the termination of the Merger Agreement in accordance with its terms, we and Gramercy agree not to (and will cause our respective subsidiaries and representatives not to) (i) solicit, initiate, knowingly encourage or facilitate any inquiries or the making of any proposal or offer with respect to a Competing Proposal (as defined in the Merger Agreement), (ii) engage in, continue or otherwise participate in any discussions or negotiations regarding, or furnish to any other person information in connection with or for the purpose of encouraging or facilitating, a Competing Proposal, (iii) approve, authorize or execute or enter into any letter of intent, option agreement, agreement or agreement in principle with respect to a Competing Proposal or (iv) propose or agree to do any of the foregoing. However, these restrictions are subject to customary “fiduciary-out” provisions which allow either the Company or Gramercy under certain circumstances to provide information to and participate in discussions with third parties with respect to unsolicited alternative acquisition proposals that our Board of Trustees or Gramercy's Board of Directors (as applicable) has reasonably determined in good faith (after consultation with its outside legal counsel and independent financial advisors) is, or could reasonably be expected to lead to, a transaction more favorable to such party and its shareholders than the Merger and is reasonably likely to receive all required governmental approvals and financing on a timely basis and is otherwise capable of being completed on the terms proposed.
The Merger Agreement also contains certain termination rights for both the Company and Gramercy, including, but not limited to, if the Merger is not consummated on or before January 31, 2016 or if the Company Shareholder Approval or Gramercy Stockholder Approval are not obtained at the applicable stockholder meeting. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances, including, but not limited to, termination of the Merger Agreement by the Company or Gramercy as a result of an adverse change in the recommendation of the Company Board or the Gramercy Board, as applicable, the Company may be required

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

to pay to Gramercy a termination fee of $61,198,934, or Gramercy may be required to pay to the Company a termination fee of $43,505,889, in each case, in addition to reimbursing $20 million of expenses of the other party.
In connection with the transaction with Gramercy, the Company filed a registration statement on Form S-4 with the SEC containing a preliminary joint proxy statement of the Company and Gramercy that also constituted a preliminary prospectus of the Company, which was declared effective on October 27, 2015. On October 30, 2015, Gramercy and the Company mailed the definitive proxy statement/prospectus to stockholders of Gramercy and shareholders of the Company.
Litigation—Gramercy, the Company, Merger Sub and/or the members of the Gramercy Board are named as defendants in two pending putative class action and/or shareholder derivative lawsuits brought by purported holders of Gramercy common stock challenging the Merger. One is pending in New York Supreme Court, New York County, captioned In re Gramercy Property Trust Stockholder Litigation, Index No. 652424/2015, and one is pending in the Circuit Court for Baltimore City, Maryland, captioned Morris v. Gramercy Property Trust, et al., Case No. 24-C-15-004972. The New York case is a consolidation of two earlier-filed actions, originally captioned Berliner v. Gramercy Property Trust, et al., Index No. 652424/2015 and Gensler v. Baum, et al., Index No. 157432/2015. The Maryland case is a consolidation of four earlier-filed actions, originally captioned Jobin v. DuGan, et al., Case No. 24-C-15-003942; Vojik v. Gramercy Property Trust, et al., Case No. 24-C-15-004412; Hoffbauer et al. v. Chambers Street Properties, et al., 24-C-15-004904 (originally filed as two separate suits in the Circuit Court for Baltimore County, Maryland, captioned Plemons v. Chambers Street Properties, et al., Case No. 03-C-15-007943 and Hoffbauer et al. v. Chambers Street Properties, et al., Case No. 03-C-15-008639, and refiled as a single action in the Circuit Court for Baltimore County on September 24, 2015); and Morris v. Gramercy Property Trust, et al., Case No. 24-C-15-004972. The pending complaints allege, among other things, that the directors of Gramercy breached their fiduciary duties to Gramercy stockholders, and that the Company, Merger Sub and/or Gramercy aided and abetted these purported breaches of fiduciary duty. They also allege that there were material misstatements and omissions in the preliminary joint proxy statement/prospectus on Form S-4 that was filed with the SEC on September 11, 2015. Plaintiffs seek, among other things, an injunction barring the Merger, rescission of the Merger to the extent it is already implemented, declaratory relief, an award of damages and/or costs/attorney fees.
Gramercy, the Company, and members of the Company Board are named as defendants in a putative class action lawsuit brought by a purported holder of Company common shares challenging the Merger. The action was filed in the Superior Court of New Jersey, Law Division, Mercer County on October 1, 2015, captioned Elstein v. Chambers Street Properties et al., Docket No. L-002254-15. The complaint alleges, among other things, that the trustees of the Company breached their fiduciary duties to Company shareholders by agreeing to the Merger after a flawed sales process and by approving improper deal protection terms in the merger agreement, and that Gramercy aided and abetted these purported breaches of fiduciary duty. It also alleges that there were material misstatements and omissions in the preliminary joint proxy statement/prospectus on Form S-4 that was filed with the SEC on September 11, 2015. Plaintiffs seek, among other things, an injunction barring the Merger, rescission of the Merger to the extent it is already implemented, declaratory relief and an award of damages.
The Company believes the lawsuits are without merit.
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

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table compares the net operating income for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Industrial Properties
Revenues:
Rental	$18,493	$15,116	$55,448	$43,241
Tenant Reimbursements	4,787	3,997	14,667	11,967
Other Property Income	1,072	537	1,520	537
Total Revenues	24,352	19,650	71,635	55,745
Property and Related Expenses:
Property Operating	1,345	1,355	4,576	4,061
Real Estate Taxes	3,758	3,370	11,474	10,100
Total Property and Related Expenses	5,103	4,725	16,050	14,161
Net Operating Income	$19,249	$14,925	$55,585	$41,584
Office Properties
Revenues:
Rental	$36,422	$37,022	$110,572	$110,737
Tenant Reimbursements	10,859	11,243	32,250	33,019
Other Property Income	—	—	—	1,069
Total Revenues	47,281	48,265	142,822	144,825
Property and Related Expenses:
Property Operating	7,143	7,615	21,828	22,714
Real Estate Taxes	6,936	6,692	20,576	20,228
Total Property and Related Expenses	14,079	14,307	42,404	42,942
Net Operating Income	$33,202	$33,958	$100,418	$101,883
Non-Reportable Properties
Revenues:
Rental	$—	$253	$—	$2,322
Tenant Reimbursements	—	(21)	—	48
Total Revenues	—	232	—	2,370
Property and Related Expenses:
Property Operating	—	8	—	148
Real Estate Taxes	—	—	—	—
Total Property and Related Expenses	—	8	—	148
Net Operating Income	$—	$224	$—	$2,222

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Reconciliation to Consolidated Net Income
Total Segment Net Operating Income	$52,451	$49,107	$156,003	$145,689
Expenses:
General and Administrative	9,935	7,230	31,505	20,047
Acquisition-Related	—	265	—	555
Depreciation and Amortization	28,489	27,208	84,342	81,572
Total Expenses	38,424	34,703	115,847	102,174
Income Before Other (Expenses) Income	14,027	14,404	40,156	43,515
Other Expenses and Income
Interest and Other Income	52	255	144	573
Interest Expense	(12,352)	(13,685)	(38,397)	(41,653)
Interest Expense and Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	23	68	66	80
Gain on Sale of Real Estate	—	13,175	5,844	13,175
Income Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	1,750	14,217	7,813	15,690
Benefit (Provision) for Income Taxes	42	(140)	(521)	(579)
Equity in Income of Unconsolidated Entities	4,238	4,391	14,419	11,829
Net Income	$6,030	$18,468	$21,711	$26,940

	September 30,	December 31,
Assets	2015	2014
Industrial Properties	$885,496	$916,038
Office Properties	1,442,978	1,504,285
Non-Segment Assets(1)	417,816	449,485
Total Assets	$2,746,290	$2,869,808
_________

(1)	Non-segment assets primarily include our investments in unconsolidated entities.

CHAMBERS STREET PROPERTIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

15. Earnings per Share
The following table reconciles the numerator and denominator in computing the Company's basic and diluted per-share computations for net income for the three and nine months ended September 30, 2015 and 2014 (in thousands except share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net Income	$6,030	$18,468	$21,711	$26,940
Allocation to Participating Securities (Nonvested Restricted Shares and Vested RSUs)	(36)	(101)	(116)	(353)
Numerator for Basic and Diluted Net Income	$5,994	$18,367	$21,595	$26,587
Denominator:
Basic Weighted Average Shares Outstanding	236,902,841	236,954,218	236,915,614	236,847,551
Effect of Dilutive Securities - Non-Vested Time-Based RSUs and PSUs	10,453	—	35,923	—
Diluted Weighted Average Shares Outstanding	236,913,294	236,954,218	236,951,537	236,847,551
Basic and Diluted Earnings Per Share:
Net Income per Share	$0.03	$0.08	$0.09	$0.11
Share-based payment awards that contain non-forfeitable rights to dividend or dividend equivalents are considered participating securities and are considered in our basic earnings per share calculation. The impact of potentially dilutive common shares, including both Time-Based RSUs and PSUs, are considered in our diluted earnings per share calculation. We did not include the PSUs in our calculation of diluted earnings per share for the three months ended September 30, 2015 as they would be anti-dilutive.
16. Subsequent Events

On October 20, 2015, our Board of Trustees approved a monthly distribution of $0.0425 per common share for the month of November 2015 payable on December 8, 2015 to all shareholders of record on November 30, 2015.

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
Cautionary Note Regarding Forward-Looking Statements
This document contains various "forward-looking statements." You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "would," "could," "should," "seeks," "approximately," "intends," "plans," "projects," "estimates" or "anticipates" or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Statements regarding the following subjects may be impacted by a number of risks and uncertainties:

•	our business strategy;

•	our ability to obtain future financing arrangements;

•	estimates relating to our future distributions;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures;

•	the impact of technology on our assets, operations and business;

•	the use of the proceeds of any offerings of securities; and

•	our proposed transaction with Gramercy Property Trust Inc. ("Gramercy").
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
Overview
We are a self-administered REIT focused on acquiring, owning and managing net leased industrial and office properties leased to creditworthy tenants. Our experienced management team manages our day-to-day operations, with certain services provided by third parties. All of our real estate investments are held directly by, or indirectly through wholly-owned subsidiaries of CSP OP of which we are the 100% direct and indirect owner and sole general partner. We have elected to be taxed as a REIT for U.S. federal income tax purposes.
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
As of September 30, 2015, we owned, on a consolidated basis, 100 industrial (primarily warehouse/distribution) and office properties located in 18 U.S. states (Arizona, California, Colorado, Florida, Illinois, Indiana, Kansas, Kentucky, Maryland, Massachusetts, Minnesota, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Texas and Virginia) and in the United Kingdom, encompassing approximately 24.9 million rentable square feet. Our consolidated properties were approximately 97.6% leased (based upon rentable square feet) as of September 30, 2015. As of September 30, 2015, 76 of our consolidated properties were net leased to single tenants, which encompassed approximately 20.2 million rentable square feet.
In addition, we owned, on an unconsolidated basis, 25 industrial (primarily warehouse/distribution) and office properties located in seven U.S. states (Arizona, Florida, Illinois, Indiana, Ohio, Tennessee and Texas) and in three European countries (France, Germany and the United

Kingdom) encompassing approximately 12.3 million rentable square feet. Our unconsolidated properties were approximately 99.9% leased (based upon rentable square feet) as of September 30, 2015. As of September 30, 2015, 20 of our unconsolidated properties were net leased to single tenants, which encompassed approximately 11.5 million rentable square feet.
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
Proposed Merger Transaction with Gramercy
On July 1, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gramercy, and Columbus Merger Sub, LLC, a Maryland limited liability company and a direct or indirect wholly owned subsidiary of the Company (“Merger Sub” and together with the Company, the “Company Parties”), pursuant to which Gramercy will be merged with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving entity of the Merger.
Pursuant to the terms and conditions in the Merger Agreement, at the effective time of the Merger, each share of Gramercy common stock issued and outstanding immediately prior to the effective time will be converted into the right to receive 3.1898 (the “Exchange Ratio”) validly issued, fully paid and nonassessable Company common shares of beneficial interest, par value $0.01 per share (the “Merger Consideration”). Additionally, each share of Gramercy’s 7.125% Series B Cumulative Redeemable Preferred Stock (“Gramercy Preferred Stock”) issued and outstanding prior to the effective time will be converted into a right to receive one newly issued share of 7.125% Series A Cumulative Redeemable Preferred Shares of the Company (“New Company Preferred Shares”), having preferences, rights and privileges substantially identical to the preferences, rights and privileges of the Gramercy Preferred Stock. Following the completion of the Merger, we will change our name to “Gramercy Property Trust” and it is anticipated that our common shares will cease to trade under their current ticker but rather trade on the New York Stock Exchange under the Gramercy ticker symbol “GPT”.
The Merger Agreement provides that, at the effective time of the Merger, Gramercy’s stock options, restricted stock awards, and restricted stock unit awards generally will convert into share options, restricted share awards, and restricted share unit awards of the Company, as applicable, with respect to a number of Company common shares, after giving effect to appropriate adjustments to reflect the consummation of the Merger.
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
The parties’ obligations to consummate the Merger are subject to certain mutual conditions, including, without limitation, (i) the approval by the holders of a majority of the outstanding shares of Gramercy common stock entitled to vote on the adoption of the Merger Agreement at the special meeting of the Gramercy stockholders (the “Gramercy Stockholder Approval”), (ii) the approval by the holders of a majority of the Company common shares cast by the Company shareholders entitled to vote on the issuance of Company common shares in connection with the Merger at the annual meeting of Company shareholders (the “Company Shareholder Approval”), (iii) the absence of any law, order or injunction prohibiting the Merger, (iv) the effectiveness of the registration statement on Form S-4 to be filed by the Company for purposes of registering the Company common shares issuable in connection with the Merger and (v) the approval for listing on the New York Stock Exchange of the Company common shares to be issued in the Merger, the New Company Preferred Shares and Company common shares into which Gramercy’s 3.75% Exchangeable Senior Notes due 2019 may be converted. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including, without limitation, (w) the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers) and the absence of any material adverse effect (as such term is defined in the Merger Agreement) with respect to the other party, (x) the other party’s compliance with its covenants and agreements contained in the Merger Agreement (subject to customary materiality qualifiers), (y) the receipt of opinions that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986 (the "Internal Revenue Code"), as amended, and (z) the receipt of customary opinions as to the qualification of the Company, Gramercy and certain subsidiaries of Gramercy as REITs under the Internal Revenue Code.
From the date of the Merger Agreement until the earlier of the effective time of the Merger and the termination of the Merger Agreement in accordance with its terms, we and Gramercy agree not to (and will cause our respective subsidiaries and representatives not to) (i) solicit, initiate, knowingly encourage or facilitate any inquiries or the making of any proposal or offer with respect to a Competing Proposal (as defined in the Merger Agreement), (ii) engage in, continue or otherwise participate in any discussions or negotiations regarding, or furnish to any other person information in connection with or for the purpose of encouraging or facilitating, a Competing Proposal, (iii) approve, authorize or execute or enter into any letter of intent, option agreement, agreement or agreement in principle with respect to a Competing Proposal or (iv) propose or agree to do any of the foregoing. However, these restrictions are subject to customary “fiduciary-out” provisions which allow either the Company or Gramercy under certain circumstances to provide information to and participate in discussions with third parties with respect to unsolicited alternative acquisition proposals that our Board of Trustees or Gramercy's Board of Directors (as applicable) has reasonably determined in good faith (after consultation with its outside legal counsel and independent financial advisors) is, or could reasonably be expected to lead to, a transaction more favorable to such party and its shareholders than the Merger and is reasonably likely to receive all required governmental approvals and financing on a timely basis and is otherwise capable of being completed on the terms proposed.
The Merger Agreement also contains certain termination rights for both the Company and Gramercy, including, but not limited to, if the Merger is not consummated on or before January 31, 2016 or if the Company Shareholder Approval or Gramercy Stockholder Approval are not obtained at the applicable stockholder meeting. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances, including, but not limited to, termination of the Merger Agreement by the Company or Gramercy as a result of an adverse change in the recommendation of the Company Board or the Gramercy Board, as applicable, the Company may be required to pay to Gramercy a termination fee of $61,198,934, or Gramercy may be required to pay to the Company a termination fee of $43,505,889, in each case, in addition to reimbursing $20 million of expenses of the other party.
This description of certain terms of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is filed as an exhibit to a Current Report on Form 8-K which was filed on July 1, 2015.
Additional Information And Where to Find It
This communication does not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval.  In connection with the transaction with Gramercy, the Company has filed with the SEC a registration statement on Form S-4 that includes a definitive joint proxy statement of the Company and Gramercy that also constitutes a definitive prospectus of the Company.  On October 30, 2015, Gramercy and the Company mailed the definitive proxy statement/prospectus to stockholders of Gramercy and shareholders of the Company.  This material is not a substitute for the joint proxy statement/prospectus or registration statement or for any other document that Gramercy or the Company may file with the SEC and send to Gramercy’s stockholders and/or the Company’s shareholders in connection with the proposed transactions.  INVESTORS AND SECURITY HOLDERS OF GRAMERCY AND THE COMPANY ARE URGED TO READ THE DEFINITIVE PROXY STATEMENT/PROSPECTUS AND OTHER DOCUMENTS FILED OR TO BE FILED WITH THE SEC CAREFULLY AND IN THEIR ENTIRETY WHEN THEY BECOME AVAILABLE BECAUSE THEY CONTAIN OR WILL CONTAIN IMPORTANT INFORMATION.
Investors and security holders are able to obtain free copies of the definitive proxy statement/prospectus and other documents filed with the SEC by Gramercy or the Company through the website maintained by the SEC at http://www.sec.gov. Copies of the documents filed with the SEC by Gramercy are also available free of charge on Gramercy’s website at www.gptreit.com, or by contacting Gramercy’s Investor Relations Department at (212) 297-1000. Copies of the documents filed with the SEC by the Company are also available free of charge on the Company’s website at www.chambersstreet.com or by contacting the Company’s Investor Relations Department at (609) 806-2682.
Gramercy, the Company, their respective directors/trustees and certain of their respective executive officers may be considered participants in the solicitation of proxies with respect to the proposed transactions under the rules of the SEC.  Information about the directors and executive officers of Gramercy is set forth in its Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 9, 2015, its proxy statement for its 2015 annual meeting of stockholders, which was filed with the SEC on May 11, 2015, and other filings filed with the SEC. Information about the trustees and executive officers of the Company is set forth in its Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 2, 2015, the amendments thereto on Form 10-K/A, which were filed with the SEC on March 30, 2015 and April 30, 2015, and other filings filed with the SEC. These documents can be obtained free of charge from the sources indicated above. Additional information regarding the participants in the proxy solicitations and a description of their direct and indirect interests, by security holdings or otherwise, is also included in the proxy statement and other relevant materials filed with the SEC.
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
Acquisitions. We believe high-quality industrial and office properties, which are net leased to tenants with strong credit profiles, represent attractive investments. We target acquisitions in markets with above-average projected rental growth, strong tenant demand and significant barriers to new construction. During the nine months ended September 30, 2015, we acquired an 11.8 acre undeveloped parcel adjacent to Goodyear Crossing II in Phoenix, Arizona for approximately $1.7 million.
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
Capital Recycling. We consider selectively disposing of properties that are no longer consistent with our investment strategy or whose returns appear to have been maximized. During the nine months ended September 30, 2015, consistent with our investment strategy to focus on single-tenant industrial and office properties, we sold an office property located in North Carolina and held in the Duke/Hulfish, LLC joint venture (the "Duke JV") for approximately $20.6 million, of which our pro rata share was approximately $16.4 million and our pro rata gain was approximately $2.4 million. In addition, we sold two wholly-owned properties for approximately $57.3 million with a gain of of approximately $5.8 million, after closing and other transaction related costs.
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
During the nine months ended September 30, 2015, we completed the following activities in order to maintain a prudent capital structure:

•	On February 2, 2015, we paid off the note payable secured by One Wayside Road in the amount of approximately $23.8 million prior to its maturity date of August 1, 2015.

•	On June 3, 2015, we paid off the note payable secured by Lakeside Office Center in the amount of approximately $8.6 million prior to its maturity date of September 1, 2015.

•	On September 2, 2015, we paid off nine notes payable secured by their respective properties in the amount of approximately $84.0 million prior to their maturity dates of December 1, 2015.
Factors that May Influence the Results of Operations
Overall economic conditions, leasing activity and real estate capital availability all remain positive. Industrial leasing activity has strengthened over the past few years with the improvement in economic drivers such as employment, industrial production, international trading volumes and consumer confidence. Office leasing activity has been improving with recovering employment, particularly in the tech sector, and more recently broadening across other sectors including business and financial services, and healthcare. Whereas industrial and office leasing activity over the past few years was initially weighted toward large corporate tenants, starting in 2013, it has trended towards normalization in many markets for smaller tenants.
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

Debt and equity capital for commercial real estate investment remains broadly available. Rents have generally continued to grow and vacancies are trending downward. We continue to see suitable investments with shorter duration lease terms. E-commerce sales growth has been strong and continues to be a driver of demand for warehouse/distribution space.
Leasing Activity
Our ability to maintain high occupancy rates is a principal driver of maintaining and increasing rental revenue. Our leasing activity for the three months ended September 30, 2015 is presented in the table below ($ in thousands):

		Prior Lease (1)		New Lease (1)
	Square Feet	Annualized Base Rent(2)		Annualized Base Rent(2)		Tenant Improve- ments & Leasing Commis- sions(4)	Average Lease Term (in years)(5)
		Cash	GAAP(3)	Cash	GAAP(3)
Industrial Properties
Consolidated
Renewals	381,632	$2,152	$2,035	$1,759	$1,871	$1,090	8.77
New Tenants - Previously Leased Space(6)	149,213	672	672	601	595	463	3.79
New Tenants - Not Previously Leased Space(7)	—	—	—	—	—	—	—
Total Consolidated	530,845	2,824	2,707	2,360	2,466	1,553	7.50
Consolidated & Unconsolidated
Renewals	381,632	2,152	2,035	1,759	1,871	1,090	8.77
New Tenants - Previously Leased Space(6)	149,213	672	672	601	595	463	3.79
New Tenants - Not Previously Leased Space(7)	—	—	—	—	—	—	—
Total Consolidated & Unconsolidated	530,845	2,824	2,707	2,360	2,466	1,553	7.50
Office Properties
Consolidated
Renewals	1,262,982	27,596	25,195	26,533	26,959	25,590	8.17
New Tenants - Not Previously Leased Space(7)	789	—	—	11	11	10	4.00
Total Consolidated	1,263,771	27,596	25,195	26,544	26,970	25,600	8.17
Consolidated & Unconsolidated
Renewals	1,262,982	27,596	25,195	26,533	26,959	25,590	8.17
New Tenants - Not Previously Leased Space(7)	789	—	—	11	11	10	4.00
Total Consolidated & Unconsolidated	1,263,771	27,596	25,195	26,544	26,970	25,600	8.17
Total Properties
Consolidated
Renewals	1,644,614	29,748	27,230	28,292	28,830	26,680	8.21
New Tenants - Previously Leased Space(6)	149,213	672	672	601	595	463	3.79
New Tenants - Not Previously Leased Space(7)	789	—	—	11	11	10	4.00
Total Consolidated	1,794,616	30,420	27,902	28,904	29,436	27,153	8.11
Consolidated & Unconsolidated
Renewals	1,644,614	29,748	27,230	28,292	28,830	26,680	8.21
New Tenants - Previously Leased Space(6)	149,213	672	672	601	595	463	3.79
New Tenants - Not Previously Leased Space(7)	789	—	—	11	11	10	4.00
Total Consolidated & Unconsolidated	1,794,616	$30,420	$27,902	$28,904	$29,436	$27,153	8.11
__________

(1)
Prior lease amounts represent rents in place at the time of expiration or termination. New lease amounts represent rents in place at the time of lease commencement. For certain leases, prior lease amounts are adjusted for comparability to new lease amounts (i.e. if a prior lease is gross and the new lease is net, the prior amounts are adjusted accordingly).

(2)
Cash Annualized Base Rent for each lease equals (i) 12 times the monthly cash base rent due as of September 30, 2015, or (ii) for any lease still in an initial free or reduced rent period as of September 30, 2015, 12 times the monthly cash base rent due upon expiration of the initial free or reduced rent period. U.S. Generally Accepted Accounting Principles ("GAAP") Annualized Base Rent includes the effect of straight-line rent. Cash and GAAP annualized base rent amounts for unconsolidated properties are included at pro rata share.

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

The following table sets forth percentage leased and average annual net effective rent information regarding our total portfolio of consolidated properties and unconsolidated properties as of September 30, 2015 and 2014. Percentage leased information is presented at 100% and average annual net effective rent information is presented at our pro-rata share for our unconsolidated properties (in thousands, except percentage data):

	Total Square Feet		% of Total Square Feet		% Leased		Average Annual Net Effective Rent(1)
	2015	2014	2015	2014	2015	2014	2015	2014
Consolidated Properties:
Office	7,188	7,559	28.9%	32.2%	98.8%	96.8%	$146,969	$148,491
Industrial	17,711	15,894	71.1%	67.8%	97.0%	95.8%	74,649	62,893
Total	24,899	23,453	100.0%	100.0%	97.6%	96.1%	$221,618	$211,384

Unconsolidated Properties:
Office	667	1,202	5.4%	9.4%	97.8%	94.3%	$10,616	$20,164
Industrial	11,627	11,627	94.6%	90.6%	100.0%	100.0%	39,388	54,624
Total	12,294	12,829	100.0%	100.0%	99.9%	99.5%	$50,004	$74,788

Consolidated and Unconsolidated Properties:
Office	7,855	8,761	21.1%	24.1%	98.7%	96.4%	$157,585	$168,655
Industrial	29,338	27,521	78.9%	75.9%	98.2%	97.6%	114,037	117,517
Total	37,193	36,282	100.0%	100.0%	98.3%	97.3%	$271,622	$286,172
__________

(1)
Average Annual Net Effective Rent is calculated as the total average annual cash base rental payments, adjusted for free rent periods. There is no effect given to other landlord concessions and excludes payments received from tenants for reimbursement of real estate taxes and operating expenses.

Tenant Lease Expirations
Our ability to maintain occupancy rates, and net effective rents, primarily depends upon our continuing ability to re-lease expiring space. We have limited near term lease expirations with an average remaining lease term of 6.38 years as of September 30, 2015. In addition, approximately 90% of our base rent is scheduled to expire after 2016. The following table sets forth a schedule of expiring leases for our consolidated and unconsolidated properties as of September 30, 2015 (Expiring Net Rentable Square Feet and Expiring Base Rent in thousands):

	Consolidated Properties		Unconsolidated Properties(1)		Consolidated & Unconsolidated Properties(1)
	Expiring Net Rentable Square Feet	Expiring Base Rent	Expiring Net Rentable Square Feet	Expiring Base Rent	Number Of Expiring Leases	Expiring Net Rentable Square Feet	Expiring Base Rent	Percentage of Expiring Base Rent
Remaining 2015	10	$83	13	$232	3	23	$315	0.1%
2016	1,313	24,869	547	2,203	24	1,860	27,072	9.3%
2017	1,786	15,433	864	3,808	23	2,650	19,241	6.6%
2018	1,932	15,020	2,091	9,873	32	4,023	24,893	8.5%
2019	3,845	26,599	2,815	10,936	29	6,660	37,535	12.8%
2020	2,132	15,780	13	270	18	2,145	16,050	5.5%
2021	4,337	28,637	2,265	10,668	24	6,602	39,305	13.4%
2022	663	7,908	1,364	5,918	7	2,027	13,826	4.7%
2023	3,439	31,985	1,188	4,865	20	4,627	36,850	12.6%
2024	594	17,411	12	264	4	606	17,675	6.0%
Thereafter	4,241	55,198	1,107	4,621	23	5,348	59,819	20.5%
Total	24,292	$238,923	12,279	$53,658	207	36,571	$292,581	100.0%
Weighted Average Remaining Term (Years) (2):
Triple Net Single-Tenant Properties(3)		6.54		5.59			6.34
Multi-Tenant Properties		7.31		4.76			6.97
Other Single-Tenant Properties		4.71		4.25			4.62
Total Weighted Average Remaining Term (Years)(2)		6.60		5.42			6.38
__________

(1)	Expiring Net Rentable Square Feet for Unconsolidated Properties is at 100%. Expiring Base Rent for Unconsolidated Properties is at our pro rata share of effective ownership.

(2)	Weighted Average Remaining Term is the average remaining term weighted by Expiring Base Rent.

(3)	Triple Net Single-Tenant Properties include certain properties that have minimal secondary tenant(s).
The leases scheduled to expire during the remainder of 2015 and in 2016 represent approximately 1.9 million rentable square feet or 9.4% of our total expiring base rent. We believe that, on average, the current market rental rates are approximately 13% below the expiring cash rental rates and approximately 3% above the expiring GAAP rental rates for leases scheduled to expire during the remainder of 2015 and in 2016, although individual properties within any particular market presently may be leased either above, below, or at the current quoted market rates within that market, and the average rental rates for individual markets may be above, below, or at the average cash rental rate of our overall portfolio. Our ability to re-lease available space depends upon both general market conditions and the market conditions in the specific regions in which individual properties are located.

Property Portfolio Size
Our portfolio size at the end of each quarter since commencement of our initial public offering (October 24, 2006) through September 30, 2015 is as follows (Net Rentable Square Feet and Approximate Total Acquisition Cost in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
Cumulative Property Portfolio as of:	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost	Properties	Net Rentable Square Feet	Approximate Total Acquisition Cost
12/31/2006	9	878	$86,644	—	—	$—	9	878	$86,644
3/31/2007	9	878	86,644	—	—	—	9	878	86,644
6/30/2007	10	928	110,491	—	—	—	10	928	110,491
9/30/2007	42	5,439	348,456	—	—	—	42	5,439	348,456
12/31/2007	44	5,576	353,594	—	—	—	44	5,576	353,594
3/31/2008	47	6,257	426,856	—	—	—	47	6,257	426,856
6/30/2008	47	6,257	426,856	1	605	35,636	48	6,862	462,492
9/30/2008	49	6,483	486,777	6	3,307	193,773	55	9,790	680,550
12/31/2008	52	6,771	582,682	8	5,649	273,205	60	12,420	855,887
3/31/2009	52	6,771	582,717	8	5,649	273,130	60	12,420	855,847
6/30/2009	53	7,106	598,103	11	5,976	305,308	64	13,082	903,411
9/30/2009	57	7,805	719,822	11	5,976	305,202	68	13,781	1,025,024
12/31/2009	60	8,630	791,314	13	6,904	356,158	73	15,534	1,147,472
3/31/2010	58	8,407	748,835	18	7,392	418,818	76	15,799	1,167,653
6/30/2010	62	9,086	916,210	22	8,633	471,615	84	17,719	1,387,825
9/30/2010	63	9,295	983,810	22	8,633	471,615	85	17,928	1,455,425
12/31/2010	73	12,800	1,308,560	30	9,901	629,268	103	22,701	1,937,828
3/31/2011	73	12,800	1,308,560	43	11,950	903,508	116	24,750	2,212,068
6/30/2011	75	14,614	1,657,966	43	12,356	917,566	118	26,970	2,575,532
9/30/2011	74	13,906	1,689,048	43	12,355	918,771	117	26,261	2,607,819
12/31/2011	77	14,434	1,747,299	45	13,851	997,506	122	28,285	2,744,805
3/31/2012	78	15,784	1,824,403	46	13,997	1,007,753	124	29,781	2,832,156
6/30/2012	78	15,784	1,842,359	46	13,997	1,007,753	124	29,781	2,850,112
9/30/2012	78	16,831	1,920,218	46	13,997	1,008,246	124	30,828	2,928,464
12/31/2012	82	18,995	2,070,272	47	15,067	1,071,267	129	34,062	3,141,539
3/31/2013	99	22,314	2,572,995	30	11,748	713,722	129	34,062	3,286,717
6/30/2013	99	22,405	2,573,034	30	11,748	713,722	129	34,153	3,286,756
9/30/2013	101	22,791	2,630,692	30	11,748	713,722	131	34,539	3,344,414
12/31/2013	99	22,460	2,595,194	30	12,807	740,525	129	35,267	3,335,719
3/31/2014	100	23,082	2,625,394	29	12,702	728,205	129	35,785	3,353,599
6/30/2014	100	23,083	2,625,394	29	12,829	734,556	129	35,912	3,359,950
9/30/2014	100	23,453	2,618,304	29	12,829	734,556	129	36,282	3,352,860
12/31/2014	102	25,325	2,668,298	26	12,416	694,432	128	37,741	3,362,730
3/31/2015	102	25,325	2,669,973	25	12,294	676,432	127	37,619	3,346,405
6/30/2015	100	24,900	2,623,441	25	12,294	676,432	125	37,193	3,299,873
9/30/2015	100	24,900	2,623,441	25	12,294	676,432	125	37,193	3,299,873
__________

(1)	Net Rentable Square Feet for unconsolidated properties is at 100%. Approximate Total Acquisition Cost for unconsolidated properties is at our pro rata share of effective ownership.
Critical Accounting Policies
Refer to our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our critical accounting policies. There have been no changes to these policies during the nine months ended September 30, 2015.
Significant Tenants
The following table details our largest tenants as of September 30, 2015 ($ in thousands):

			Credit Rating(1)		Consolidated & Unconsolidated Properties(2)			% of Cash An-nual- ized Base Rent
	Major Tenants(3)	Primary Industry	S&P	Moody's	Net Rentable Square Feet	Annualized Base Rent
						Cash	GAAP(4)

1	Amazon.com	Internet Retail	AA-	Baa1	6,540,667	$26,608	$25,652	9.8%
2	Barclay's Capital	Financial Services	A-	A2	409,272	12,278	9,917	4.5%
3	Raytheon Company	Defense and Aerospace	A	A3	666,290	10,582	11,342	3.9%
4	U.S. General Services Administration	Government	AA+	Aa1	413,496	10,093	10,339	3.7%
5	Lord Abbett & Co.	Financial Services	—	—	272,127	10,069	10,370	3.7%
6	JP Morgan Chase	Financial Services	A+	A3	396,179	6,212	6,626	2.3%
7	Nuance Communications, Inc.	Software	BB-	Ba3	200,605	6,095	6,586	2.3%
8	Endo Health Solutions Inc.	Pharmaceutical and Healthcare Related	—	—	299,809	5,846	7,771	2.2%
9	Comcast of California	Telecommunications	A-	A3	219,631	5,205	5,042	1.9%
10	Eisai, Inc.	Pharmaceutical and Healthcare Related	—	—	208,911	5,189	5,217	1.9%
11	PPD Development LP	Pharmaceutical and Healthcare Related	B	Ba2	251,475	4,991	4,643	1.8%
12	Charles Komar & Sons, Inc.	Apparel Retail	—	—	159,341	4,933	4,093	1.8%
13	The Coleman Company, Inc.	Consumer Products	BB	Ba3	1,107,000	4,760	4,569	1.8%
14	Deloitte LLP	Professional Services	—	—	175,000	4,740	4,660	1.8%
15	Clorox International Co	Consumer Products	BBB+	Baa1	1,350,000	4,574	4,429	1.7%
16	Unilever	Consumer Products	A+	A1	1,594,760	4,250	4,058	1.6%
17	Nationwide Mutual Insurance Co	Insurance	A+	A1	315,102	3,884	3,761	1.4%
18	Humana	Pharmaceutical and Healthcare Related	BBB+	Baa3	226,822	3,788	3,731	1.4%
19	Carl Zeiss Meditec	Pharmaceutical and Healthcare Related	—	—	201,620	3,770	3,395	1.4%
20	ConAgra Foods Packaged Foods, LLC	Food Service and Retail	BBB-	Baa2	741,860	3,423	3,408	1.3%
21	Whirlpool Corporation	Consumer Products	BBB	Baa2	1,020,000	3,385	3,429	1.3%
22	Kimberly-Clark Global Sales, Inc.	Consumer Products	A	A2	744,080	3,348	3,368	1.2%
23	Space Exploration Technologies Corp	Defense and Aerospace	—	—	514,753	3,348	3,913	1.2%
24	SBM Atlantia, Inc.	Petroleum and Mining	—	—	171,091	3,293	2,659	1.2%
25	Prime Distribution Services	Logistics Distribution	—	—	1,200,420	3,256	3,038	1.2%
26	Noxell Corporation	Consumer Products	—	—	800,797	3,240	3,274	1.2%
27	NCS Pearson, Inc.	Education	BBB+	Baa1	167,218	3,201	2,794	1.2%
28	Bob's Discount Furniture	Home Furnishings/Home Improvement	—	—	672,000	3,158	3,154	1.2%
29	Kellogg Sale Company	Consumer Products	BBB+	Baa2	1,142,400	3,033	2,854	1.1%
30	REMEC Defense and Space	Defense and Aerospace	—	—	132,685	2,818	2,835	1.0%
31	Time Warner Cable Inc.	Telecommunications	BBB	Baa2	134,000	2,814	2,655	1.0%
32	Royal Caribbean Cruises Ltd	Travel/Leisure	BB+	Ba1	128,540	2,764	2,706	1.0%
33	Syngenta Seeds Inc	Agriculture	A+	A2	116,338	2,728	2,575	1.0%
34	American Home Mortgage	Financial Services	—	—	182,700	2,713	2,676	1.0%
35	Mercy Health Partners of SW Ohio	Pharmaceutical and Healthcare Related	—	A1	124,671	2,623	2,099	1.0%
36	Dr Pepper / Seven up, Inc.	Food Service and Retail	BBB+	Baa1	601,500	2,611	2,720	1.0%
37	Disney Vacation Development	Travel/Leisure	A	A2	100,924	2,609	1,804	1.0%
38	Citicorp North America, Inc.	Financial Services	A	Baa3	175,695	2,574	2,551	1.0%
39	Verizon Wireless	Telecommunications	BBB+	Baa1	180,147	2,519	2,408	0.9%
40	Lear Operations Corporation	Vehicle Related Manufacturing	BB+	Ba1	477,263	2,452	2,207	0.9%
	Other (approx 138) tenants				12,034,397	70,990	70,851	26.2%
					36,571,586	$270,767	$266,179	100.0%
__________

(1)	Credit rating is for our tenant, its guarantor or its parent company.

(2)
Includes unconsolidated properties held through our Duke JV, our joint venture in Europe (the "European JV") and Goodman Princeton Holdings (Jersey) Limited joint venture (the "UK JV"). Net Rentable Square Feet is at 100% and annualized base rent is at our pro rata share of effective ownership.

(3)	In certain cases in which our tenant is a wholly-owned subsidiary of its parent company, the parent company is listed as our tenant.

(4)	Includes amortization of straight line rent, above-market leases and lease inducement. Excludes operating expense reimbursements.

Results of Operations
As of September 30, 2015, we owned and operated 100 consolidated office and industrial properties and 25 unconsolidated office and industrial properties. As of September 30, 2014, we owned and operated 100 consolidated office and industrial properties and 29 unconsolidated office and industrial properties. Our consolidated leased percentage as of September 30, 2015 and 2014 was 97.6% and 96.1%, respectively. Our unconsolidated leased percentage as of September 30, 2015 and 2014 was 99.9% and 99.5%, respectively.
We had no property acquisitions during the nine months ended September 30, 2015. The properties acquired during 2014 are presented in the table below:

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

Comparison of Three Months Ended September 30, 2015 to Three Months Ended September 30, 2014
The following table summarizes the historical results of operations of our portfolio for the three months ended September 30, 2015 and 2014 (in thousands):

	For the Three Months Ended September 30,
	2015	2014	$ Change	% Change

Net Operating Income, as defined	$52,451	$49,107	$3,344	6.8%
Expense:
General and Administrative	9,935	7,230	2,705	37.4%
Acquisition-Related	—	265	(265)	(100.0)%
Depreciation and Amortization	28,489	27,208	1,281	4.7%
Total Expenses	38,424	34,703	3,721	10.7%
Income Before Other (Expenses) Income	14,027	14,404	(377)	(2.6)%
Other Expenses and Income:
Interest and Other Income	52	255	(203)	(79.6)%
Interest Expense	(12,352)	(13,685)	1,333	(9.7)%
Interest Expense and Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	23	68	(45)	(66.2)%
Gain on Sale of Real Estate	—	13,175	(13,175)	(100.0)%
Total Other Expenses	(12,277)	(187)	(12,090)	6,465.2%
Income Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	1,750	14,217	(12,467)	(87.7)%
Benefit (Provision) for Income Taxes	42	(140)	182	(130.0)%
Equity in Income of Unconsolidated Entities	4,238	4,391	(153)	(3.5)%
Net Income	$6,030	$18,468	$(12,438)	(67.3)%

The following tables summarize the Net Operating Income, as defined, for our total portfolio, excluding our unconsolidated properties, for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30, 2015
	Same Office Properties(1)	Same Industrial Properties(1)	Acquisition Industrial Properties(2)	Other (3)	Total
Rental Revenue	$36,422	$14,577	$3,917	$—	$54,915
Tenant Reimbursement	10,862	3,893	893	(3)	15,646
Other Property Income	—	117	—	955	1,072
Total Revenues	47,284	18,587	4,810	952	71,633
Property Operating	7,101	973	369	47	8,488
Real Estate Taxes	6,936	3,212	546	—	10,694
Total Expenses	14,037	4,185	915	47	19,182
Net Operating Income	$33,247	$14,402	$3,895	$905	$52,451

	Three Months Ended September 30, 2014
	Same Office Properties(1)	Same Industrial Properties(1)	Acquisition Industrial Properties(2)	Other (3)	Total
Rental Revenue	$34,516	$13,863	$1,253	$2,759	$52,391
Tenant Reimbursement	10,640	3,803	194	582	15,219
Other Property Income	—	537	—	—	537
Total Revenues	45,156	18,203	1,447	3,341	68,147
Property Operating	7,102	1,201	74	601	8,978
Real Estate Taxes	6,326	3,177	112	447	10,062
Total Expenses	13,428	4,378	186	1,048	19,040
Net Operating Income	$31,728	$13,825	$1,261	$2,293	$49,107
__________

(1)	Properties owned as of January 1, 2014 and still owned as of September 30, 2015.

(2)	Includes results, from the dates of acquisition through the periods presented, for the industrial properties acquired during 2014.

(3)	Includes results from properties sold during 2014 and 2015.

	Three Months Ended September 30, 2015 as compared to the Three Months Ended September 30, 2014
	Same Office Properties		Same Industrial Properties		Acquisition Industrial Properties		Other		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
Rental Revenue	$1,906	5.5%	$714	5.2%	$2,664	212.6%	$(2,759)	(100.0)%	$2,524	4.8%
Tenant Reimbursement	222	2.1%	90	2.4%	699	360.3%	(585)	(100.5)%	427	2.8%
Other Property Income	—	—%	(420)	(359.0)%	—	—%	955	—%	535	49.9%
Total Revenues	2,128	4.7%	384	5.2%	3,363	232.4%	(2,389)	(71.5)%	3,486	5.1%
Property Operating	(1)	—%	(228)	(19.0)%	295	398.6%	(554)	(92.2)%	(490)	(5.4)%
Real Estate Taxes	610	9.6%	35	1.1%	434	79.5%	(447)	(100.0)%	632	6.3%
Total Expenses	609	4.5%	(193)	(4.4)%	729	391.9%	(1,001)	(95.5)%	142	0.8%
Net Operating Income	$1,519	4.8%	$577	8.4%	$2,634	208.9%	$(1,388)	(60.5)%	$3,344	6.8%
Net Operating Income
Net Operating Income increased $3.3 million, or 6.8%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 as a result of:

•	A net increase in revenues of $3.5 million which is primarily due to:

◦	$3.4 million from our Acquisition Industrial Properties for rental and tenant reimbursement revenue;

◦	$2.5 million from our Same Office Properties and Same Industrial Properties (collectively the "Same Properties") which is primarily a result of:

▪	an increase of $2.9 million in rental revenue and tenant reimbursement revenue due to higher occupancy offset by

▪	a reduction of $0.4 million in lease termination revenue recognized in the current year period as compared to the prior year period (included in Other Property Revenue);

◦	partially offset by a reduction of $2.4 million due to the properties sold in 2014 and 2015;

•	And a net increase of $0.1 million in property operating expenses and real estate taxes due to:

◦	$0.7 million from our Acquisition Industrial Properties;

◦	a net increase of $0.4 million from our Same Properties which is primarily comprised of:

▪	an increase of $0.6 million in real estate taxes for our Same Office Properties; and

▪	a slight decrease of $0.2 million in operating expenses for our Same Industrial Properties;

◦	partially offset by a reduction of $1.0 million for the properties sold in 2014 and 2015.
Other Expenses and Income
General and Administrative
General and administrative expense increased $2.7 million, or 37.4%, to $9.9 million for the three months ended September 30, 2015 compared to $7.2 million for the three months ended September 30, 2014. The net increase was primarily due to $5.0 million of expenses related to the proposed merger with Gramercy incurred during the third quarter of 2015 offset by a decrease of $1.3 million of separation payments incurred during the three months ended September 30, 2014.
Depreciation and Amortization
Depreciation and amortization expense increased $1.3 million, or 4.7%, to $28.5 million for the three months ended September 30, 2015 as compared to $27.2 million for the three months ended September 30, 2014. The increase was primarily due to properties acquired during 2014.
Interest and Other Income
Interest and other income decreased $0.2 million, or 79.6%, to $52,000 for the three months ended September 30, 2015 compared to $0.3 million for the three months ended September 30, 2014.
Interest Expense
Interest expense decreased $1.3 million, or 9.7%, to $12.4 million for the three months ended September 30, 2015 compared to $13.7 million for the three months ended September 30, 2014 primarily as a result of a decrease in our outstanding debt balance.
Gain on Sale of Real Estate
During the three months ended September 30, 2015, we did not sell any properties. During the three months ended September 30, 2014, we had a gain of $13.2 million related to the sale of Maskew Retail Park.

Comparison of Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2014
The following table summarizes the historical results of operations of our portfolio for the nine months ended September 30, 2015 and the nine months ended September 30, 2014 (in thousands):

	For the Nine Months Ended September 30,
	2015	2014	$ Change	% Change

Net Operating Income, as defined	$156,003	$145,689	$10,314	7.1%
Expense:
General and Administrative	31,505	20,047	11,458	57.2%
Acquisition-Related	—	555	(555)	(100.0)%
Depreciation and Amortization	84,342	81,572	2,770	3.4%
Total Expenses	115,847	102,174	13,673	13.4%
Income Before Other (Expenses) Income	40,156	43,515	(3,359)	(7.7)%
Other Expenses and Income:
Interest and Other Income	144	573	(429)	(74.9)%
Interest Expense	(38,397)	(41,653)	3,256	(7.8)%
Interest Expense and Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	66	80	(14)	(17.5)%
Gain on Sale of Real Estate	5,844	13,175	(7,331)	(125.4)%
Total Other Expenses	(32,343)	(27,825)	(4,518)	16.2%
Income Before Provision for Income Taxes and Equity in Income of Unconsolidated Entities	7,813	15,690	(7,877)	(50.2)%
Provision for Income Taxes	(521)	(579)	58	(10.0)%
Equity in Income of Unconsolidated Entities	14,419	11,829	2,590	21.9%
Net Income	$21,711	$26,940	$(5,229)	(19.4)%

The following tables summarize the Net Operating Income, as defined, for our total portfolio, excluding our unconsolidated properties, for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30, 2015
	Same Office Properties(1)	Same Industrial Properties(1)	Acquisition Industrial Properties(2)	Other (3)	Total
Rental Revenue	$108,429	$43,710	$11,738	$2,143	$166,020
Tenant Reimbursement	31,983	12,096	2,571	267	46,917
Other Property Income	—	565	—	955	1,520
Total Revenues	140,412	56,371	14,309	3,365	214,457
Property Operating	21,588	3,210	1,101	505	26,404
Real Estate Taxes	20,195	9,812	1,519	524	32,050
Total Expenses	41,783	13,022	2,620	1,029	58,454
Net Operating Income	$98,629	$43,349	$11,689	$2,336	$156,003

	Nine Months Ended September 30, 2014
	Same Office Properties(1)	Same Industrial Properties(1)	Acquisition Industrial Properties(2)	Other (3)	Total
Rental Revenue	$103,708	$41,048	$2,193	$9,351	$156,300
Tenant Reimbursement	31,365	11,610	357	1,702	45,034
Other Property Income	1,069	537	—	—	1,606
Total Revenues	136,142	53,195	2,550	11,053	202,940
Property Operating	21,249	3,555	200	1,919	26,923
Real Estate Taxes	19,160	9,736	148	1,284	30,328
Total Expenses	40,409	13,291	348	3,203	57,251
Net Operating Income	$95,733	$39,904	$2,202	$7,850	$145,689
__________

(1)	Properties owned as of January 1, 2014 and still owned as of September 30, 2015.

(2)	Includes results, from the dates of acquisition through the periods presented, for the industrial properties acquired during 2014.

(3)	Includes results from properties sold during 2014 and 2015.

	Nine Months Ended September 30, 2015 as compared to the Nine Months Ended September 30, 2014
	Same Office Properties		Same Industrial Properties		Acquisition Industrial Properties		Other		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
Rental Revenue	$4,721	4.6%	$2,662	6.5%	$9,545	435.2%	$(7,208)	(77.1)%	$9,720	6.2%
Tenant Reimbursement	618	2.0%	486	4.2%	2,214	620.2%	(1,435)	(84.3)%	1,883	4.2%
Other Property Income	(1,069)	—%	28	—%	—	—%	955	—%	(86)	100.0%
Total Revenues	4,270	3.1%	3,176	7.1%	11,759	461.1%	(7,688)	(69.6)%	11,517	5.7%
Property Operating	339	1.6%	(345)	(9.7)%	901	450.5%	(1,414)	(73.7)%	(519)	(1.9)%
Real Estate Taxes	1,035	5.4%	76	0.8%	1,371	926.4%	(760)	(59.2)%	1,722	5.7%
Total Expenses	1,374	3.4%	(269)	(2.0)%	2,272	652.9%	(2,174)	(67.9)%	1,203	2.1%
Net Operating Income	$2,896	3.0%	$3,445	10.1%	$9,487	430.8%	$(5,514)	(70.2)%	$10,314	7.1%
Net Operating Income
Net Operating Income increased $10.3 million, or 7.1%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 as a result of:

•	A net increase in revenues of $11.5 million which is primarily due to:

◦	$11.8 million from our Acquisition Industrial Properties for rental and tenant reimbursement revenue;

◦	$7.4 million from our Same Properties which is primarily a result of:

▪	an increase of $8.5 million in rental revenue and tenant reimbursement revenue due to higher occupancy; and

▪	a reduction of $1.1 million in lease termination revenue recognized (included in Other Property Revenue);

◦	partially offset by a reduction of $7.7 million due to the properties sold in 2014 and 2015;

•	And a net increase of $1.2 million in property operating expenses and real estate taxes due to:

◦	$2.3 million from our Acquisition Industrial Properties;

◦	a net increase of $1.1 million from our Same Properties which is primarily comprised of:

▪	an increase of $1.4 million in operating expenses and real estate taxes for our Same Office Properties; and

▪	a slight decrease of $0.3 million in operating expenses for our Same Industrial Properties;

◦	partially offset by a reduction of $2.2 million due to the properties sold in 2014 and 2015.
Other Expenses and Income
General and Administrative
General and administrative expense increased $11.5 million, or 57.2%, to $31.5 million for the nine months ended September 30, 2015 compared to $20.0 million for the nine months ended September 30, 2014. The increase was primarily due to $10.0 million of expenses related to the proposed merger with Gramercy incurred during 2015.
Acquisition-Related
Acquisition-related expenses decreased $0.6 million, or 100.0%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The decrease was due to no property acquisitions during the nine months ended September 30, 2015 compared to two acquisitions during the same period in 2014.
Depreciation and Amortization
Depreciation and amortization expense increased $2.8 million, or 3.4%, to $84.3 million for the nine months ended September 30, 2015 as compared to $81.6 million for the nine months ended September 30, 2014. The increase was primarily due to properties acquired during 2014.
Interest and Other Income
Interest and other income decreased $0.4 million, or 74.9%, to $0.1 million for the nine months ended September 30, 2015 compared to $0.6 million for the nine months ended September 30, 2014.
Interest Expense
Interest expense decreased $3.3 million, or 7.8%, to $38.4 million for the nine months ended September 30, 2015 compared to $41.7 million for the nine months ended September 30, 2014 primarily as a result of a decrease in our outstanding debt balance.
Gain on Sale of Real Estate
During the nine months ended September 30, 2015, we had a gain of $5.8 million related to the sale of 300 Constitution Drive and 225 Summit Avenue. During the nine months ended September 30, 2014, we had a gain of $13.2 million related to the sale of Maskew Retail Park.
Equity in Income of Unconsolidated Entities
Equity in income of unconsolidated entities increased $2.6 million, or 21.9%, to $14.4 million for the nine months ended September 30, 2015 compared to $11.8 million for the nine months ended September 30, 2014. The increase was primarily due to our pro rata gain of $2.4 million for the sale of a property held by the Duke JV during the nine months ended September 30, 2015.

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
While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which would affect our financial condition and results of operations. For example, we may be required to comply with new laws or regulations that cause us to incur unanticipated capital expenditures for our properties, thereby increasing our liquidity needs. Even if there are no material changes to our anticipated liquidity requirements, our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or needed. As of September 30, 2015, we had $54.0 million in cash as well as approximately$560.0 million available under our unsecured revolving credit facility. Of the $54.0 million in cash, approximately $0.7 million is held in a financial institution in the United Kingdom.
See the discussion above and in Note 13 to the consolidated financial statements included elsewhere herein regarding restrictions under the Merger Agreement to which the Company is subject.
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
The following table summarizes the balance and terms of our unsecured term loan facilities as of September 30, 2015 and December 31, 2014 (in thousands):

				Outstanding Balance
	Unswapped Interest Rate	Effective Interest Rate(1)	Maturity Date	September 30,	December 31,
Term Loan Facility				2015	2014
WF Term Loan #2(2)	LIBOR + 1.50%	2.49%	3/7/2018	$200,000	$200,000
WF Term Loan #3(2)	LIBOR + 1.50%	3.12%	1/15/2019	200,000	200,000
TD Term Loan(3)	LIBOR + 1.75%	3.28%	3/6/2020	50,000	50,000
Capital One Term Loan(2)	LIBOR + 1.75%	4.32%	1/31/2021	120,000	120,000
Total Unsecured Term Loan Facilities				$570,000	$570,000
__________

(1)	Represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the effect of the interest rate swaps, excluding debt issuance costs.

(2)	As of September 30, 2015 and December 31, 2014, the applicable London Inter-Bank Offering Rate ("LIBOR") rate was 0.197% and 0.156%, respectively, for these loans.

(3)	As of September 30, 2015 and December 31, 2014, the applicable LIBOR rate was 0.197% and 0.155%, respectively, for this loan.

Unsecured Revolving Credit Facility
Subject to the restrictions contained in the Merger Agreement, we may borrow under our unsecured revolving credit facility from time to time for general corporate purposes, to fund potential acquisitions and to potentially repay long-term debt. The following table summarizes the balance and terms of our unsecured revolving credit facility as of September 30, 2015 and December 31, 2014, respectively (in thousands):

	September 30,	December 31,
	2015	2014
Outstanding Borrowings	$290,044	$200,044
Remaining Borrowing Capacity	559,956	649,956
Total Borrowing Capacity	$850,000	$850,000
Interest Rate(1)	1.50%	1.46%
Facility Fee(2)	30 bps	30 bps
Maturity Date(3)	January 15, 2018	January 15, 2018
_________

(1)	Calculated based on one-month LIBOR plus 1.30% as of September 30, 2015 and December 31, 2014.

(2)	The facility fee is based on the unsecured revolving credit facility's total borrowing capacity.

(3)	We may exercise an option to extend the maturity date by one year.
Secured Debt Financing
From time to time, we partially fund property acquisitions with secured mortgage financing. The following table details our encumbered and unencumbered properties as of September 30, 2015 (Approximate Acquisition Cost and Debt Balance in thousands):

	Consolidated Properties			Unconsolidated Properties(1)			Consolidated & Unconsolidated Properties(1)
	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance	Properties	Approximate Acquisition Cost	Debt Balance
Encumbered Properties	29	$904,453	$467,879	12	$334,106	$145,018	41	$1,238,559	$612,897
Unencumbered Properties	71	1,718,988	—	13	342,326	—	84	2,061,314	—
Total Properties	100	$2,623,441	$467,879	25	$676,432	$145,018	125	$3,299,873	$612,897
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
Debt Covenants and Restrictions
As of September 30, 2015, we were in compliance with all financial debt covenants. See Note 6 "Debt" in the notes to our consolidated financial statements for additional information.

At-The-Market Offering
On November 6, 2013, we and CSP OP entered into four separate Equity Distribution Agreements with certain sales agents, pursuant to which we may sell, from time to time, subject to the restrictions contained in the Merger Agreement, our common shares having an aggregate offering price of up to $250.0 million. Sales of our common shares may be made in ordinary brokers' transactions on the NYSE, in negotiated transactions or transactions that are deemed to be "at the market" ("ATM") offerings, including sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. We may use these proceeds and proceeds from the sale of debt securities to repay debt, including borrowings under our unsecured revolving credit facility, to make acquisitions of properties or portfolios of properties, or for general corporate purposes. As of September 30, 2015, there have been no sales of common shares under the ATM program.
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

Debt Composition
Our consolidated and pro rata share of unconsolidated debt is comprised of the following as of September 30, 2015 (amounts in thousands):

	Consolidated Debt(1)			Unconsolidated Debt(2)			Consolidated & Unconsolidated Debt(1)(2)
	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total	Scheduled Amortization	Term Maturities	Total
Amount
Fixed Interest Rate Debt	$63,122	$974,757	$1,037,879	$6,331	$138,687	$145,018	$69,453	$1,113,444	$1,182,897
Floating Interest Rate Debt	—	290,044	290,044	—	—	—	—	290,044	290,044
Total	$63,122	$1,264,801	$1,327,923	$6,331	$138,687	$145,018	$69,453	$1,403,488	$1,472,941
Weighted Average Remaining Term (years):
Fixed Interest Rate Debt			3.37			4.19			3.47
Floating Interest Rate Debt			2.29			N/A			2.29
Total			3.13			4.19			3.24
Weighted Average Interest Rate:
Fixed Interest Rate Debt			4.15%			3.44%			4.06%
Floating Interest Rate Debt			1.50%			N/A			1.50%
Total			3.57%			3.44%			3.56%
__________

(1)
Consolidated debt amount includes a $290.0 million outstanding balance on our unsecured revolving credit facility as of September 30, 2015. The unsecured revolving credit facility may be extended for an additional year from January 2018 to January 2019. The annual facility fee of 0.30% is not reflected in the interest rate amounts included this table.

(2)	Unconsolidated debt amounts are at our pro rata share of effective ownership.
Contractual Obligations and Commitments
The following table provides information with respect to our contractual obligations as of September 30, 2015 (in thousands):

Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Principal Payments - Secured Notes Payable	$3,588	$181,434	$181,336	$101,521	$467,879
Principal Payments - Unsecured Term Loan Facilities	—	—	400,000	170,000	570,000
Principal Payments - Unsecured Revolving Credit Facility	—	—	290,044	—	290,044
Principal Payments - Unconsolidated Debt at Pro Rata Share(1)	229	58,135	2,140	84,514	145,018
Interest Payments - Fixed-Rate Debt(2)	10,774	73,172	42,144	14,558	140,648
Interest Payments - Variable-Rate Debt(3)	1,086	8,690	181	—	9,957
Interest Payments - Unconsolidated Debt at Pro Rata Share(1)	585	4,560	4,351	3,749	13,245
Ground Lease Payments	68	546	584	4,474	5,672
Total	$16,330	$326,537	$920,780	$378,816	$1,642,463
__________

(1)	Unconsolidated debt excludes amounts due to our investment in CBRE Strategic Partners Asia.

(2)
Amounts include the expected net payments due under our interest rate swap agreements where in each case we have swapped our variable interest rate payments due under the debt agreements for fixed rates of interest payments.

(3)
As of September 30, 2015, our variable rate debt consisted of amounts outstanding under our unsecured revolving credit facility. The variable interest rate payments are based on LIBOR plus a spread of 1.30%. As of September 30, 2015, LIBOR was 0.197%.

Debt Maturities
The following table details our consolidated and unconsolidated debt maturities as of September 30, 2015 (in thousands):

	Consolidated Debt(1)			Unconsolidated Debt(2)			Consolidated & Unconsolidated Debt(1)(2)			Weigh- ted Average Interest Rate(3)(4)
	Scheduled Amort	Term Maturities	Total	Scheduled Amort	Term Maturities	Total	Scheduled Amort	Term Maturities	Total
Remaining 2015	$3,588	$—	$3,588	$229	$—	$229	$3,817	$—	$3,817	—%
2016	13,271	121,341	134,612	941	—	941	14,212	121,341	135,553	5.46%
2017	12,495	34,327	46,822	990	56,204	57,194	13,485	90,531	104,016	3.77%
2018	10,560	552,052	562,612	1,043	—	1,043	11,603	552,052	563,655	2.19%
2019	7,982	300,786	308,768	1,097	—	1,097	9,079	300,786	309,865	2.57%
2020	6,290	65,846	72,136	1,156	43,701	44,857	7,446	109,547	116,993	3.84%
2021	3,743	190,449	194,192	875	38,782	39,657	4,618	229,231	233,849	4.78%
2022	1,870	—	1,870	—	—	—	1,870	—	1,870	—%
2023	1,987	—	1,987	—	—	—	1,987	—	1,987	—%
2024	1,167	—	1,167	—	—	—	1,167	—	1,167	6.33%
Thereafter	169	—	169	—	—	—	169	—	169	5.80%
Total	$63,122	$1,264,801	$1,327,923	$6,331	$138,687	$145,018	$69,453	$1,403,488	$1,472,941	3.56%
__________

(1)
Consolidated debt amount includes a $290.0 million outstanding balance on the unsecured revolving credit facility as of September 30, 2015. The unsecured revolving credit facility expires January 15, 2018. We may exercise an option to extend the maturity date by one year.

(2)	Unconsolidated debt amounts are at our pro rata share of effective ownership.

(3)	Weighted average interest rate is calculated using the maturity date of our various debt.

(4)	Weighted average interest rate for 2018 debt maturity consists of 1.50% floating rate for the revolving credit facility and 2.93% of interest rate for all other fixed rate debt.
Distribution Policy
We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2004. As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute to our shareholders. Under the Internal Revenue Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they generally distribute at least 90% of their annual net taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) to their shareholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify.
In order to qualify as a REIT under the Internal Revenue Code, we generally must make distributions to our shareholders each year in an amount at least equal to 90% of our REIT taxable income (as determined without regard to the dividends paid deduction and excluding net capital gain). Our distribution policy is subject to revision at the discretion of our Board of Trustees without notice to you or shareholder approval. All distributions will be made by us at the discretion of our Board of Trustees and will be based upon our Board of Trustee's evaluation of our assets, operating results, historical and projected cash flows (and source thereof), historical and projected equity offering proceeds from our offerings, historical and projected debt incurred, projected investments and capital requirements, the anticipated timing between receipt of our equity offering proceeds and investment of those proceeds, maintenance of REIT qualification, applicable provisions of Maryland law, general economic, market and industry conditions, and such other factors as our Board of Trustees deems relevant. The Merger Agreement contains limitations on our ability to make dividends and distributions. There can be no assurance that we will maintain the current monthly distribution level on our common shares.

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
The following table presents total distributions declared and paid and distributions per share as well as the source of payment of such distributions, for the following periods (in thousands, except per share amounts):

2015 Quarter	First	Second	Third
Total distributions declared and paid	$30,210	$30,205	$30,205
Distributions per share	$0.128	$0.128	$0.128
Amount of distributions per share funded by cash flows provided by operations	$0.128	$0.128	$0.128
On February 20, 2015, our Board of Trustees approved a monthly distribution of $0.0425 per common share for each of the months of April, May and June of 2015. The April dividend was paid on May 8, 2015 to all shareholders of record on April 30, 2015, the May dividend was paid on June 8, 2015 to all shareholders of record on May 29, 2015, and the June dividend was paid on July 9, 2015 to all shareholders of record on June 30, 2015.
On April 28, 2015, our Board of Trustees approved a monthly distribution of $0.0425 per common share for each of the months of July, August and September of 2015. The July dividend was paid on August 10, 2015 to all shareholders of record on July 31, 2015, the August dividend was paid on September 9, 2015 to all shareholders of record on August 31, 2015, and the September dividend was paid on October 8, 2015 to all shareholders of record on September 30, 2015.
On September 18, 2015, our Board of Trustees approved a monthly distribution of $0.0425 per common share for the month of October. The October dividend will be paid on November 9, 2015 to all shareholders of record on October 30, 2015.
Historical Cash Flows
Our cash provided by operating activities decreased by $1.9 million to $121.0 million for the nine months ended September 30, 2015, compared to $122.8 million for the nine months ended September 30, 2014. The decrease was primarily due to higher expenses related to the proposed merger with Gramercy incurred during 2015 offset by an increase in Net Operating Income generated by the properties acquired since January 1, 2014.
Net cash provided by investing activities increased by $13.7 million to $24.8 million for the nine months ended September 30, 2015, compared to $11.1 million for the nine months ended September 30, 2014. The increase was primarily due to more dispositions than acquisitions during the nine months ended September 30, 2015 as compared to the prior year period offset by increased cash paid for improvements for our operating properties and less distributions from our unconsolidated entities compared to the prior year period.
Net cash used in financing activities decreased by $26.2 million to $131.9 million for the nine months ended September 30, 2015, compared to $158.1 million for the nine months ended September 30, 2014. This was primarily due to higher secured notes payable principal payments in the current period compared to prior year period offset by net borrowings of $90.0 million under our unsecured revolving credit facility in the current year as compared to no net borrowings in the prior year period.
Off-Balance Sheet Arrangements
As of September 30, 2015, we had four Investments in Unconsolidated Entities: (i) a 5.07% ownership interest in CBRE Strategic Partners Asia; (ii) an 80% ownership interest in the Duke JV; (iii) an 80% ownership interest in the UK JV; and (iv) an 80% ownership interest in the European JV. Our investments are discussed in Note 4 to the accompanying consolidated financial statements "Investments in Unconsolidated Entities."
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

The following table presents our FFO, Core FFO and AFFO for the three and nine months ended September 30, 2015 and 2014 (in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Reconciliation of Net Income to FFO, Core FFO and AFFO
Net Income	$6,030	$18,468	$21,711	$26,940
Real Estate Depreciation and Amortization	28,350	27,090	83,924	81,231
Pro Rata Share of Real Estate Depreciation and Amortization from Unconsolidated Entities	6,266	8,163	19,408	25,172
Gain on Sale of Real Estate	—	(13,175)	(5,844)	(13,175)
Pro Rata Share of Loss (Gain) on Sale from Unconsolidated Entities	116	—	(2,315)	—
Pro Rata Share of Realized Loss (Gain) on Investment in CBRE Strategic Partners Asia	209	(123)	(552)	(123)
Funds from Operations	$40,971	$40,423	$116,332	$120,045
Acquisition-Related Expenses	—	265	—	555
Pro Rata Share of Loss on Early Extinguishment of Debt from Unconsolidated Entities	—	—	58	—
Strategic Planning and Severance-Related Expense	4,916	1,312	14,736	1,312
Net Change in Fair Value of Non-Qualifying Derivative Financial Instruments	(23)	(68)	(66)	(80)
Pro Rata Share of Unrealized Loss (Gain) on Investment in CBRE Strategic Partners Asia	86	(2)	829	117
Core Funds from Operations	$45,950	$41,930	$131,889	$121,949
Amortization of Non-Cash Interest Expense	(829)	(312)	(1,656)	(660)
Pro Rata Share of Amortization of Non-Cash Interest Expense from Unconsolidated Entities	89	117	287	354
Amortization of Above and Below Market Leases	1,019	1,173	2,932	4,056
Pro Rata Share of Amortization of Above/Below Market Leases from Unconsolidated Entities	(34)	(54)	(130)	(162)
Amortization of Deferred Revenue Related to Tenant Improvements	(112)	(272)	(339)	(747)
Share-Based Compensation	655	816	1,982	2,740
Straight-line Rent Adjustments, Net	(2,444)	(2,096)	(5,847)	(4,641)
Pro Rata Share of Straight-Line Rent Adjustments, Net from Unconsolidated Entities	274	296	899	1,026
Recurring Capital Expenditures	(11,823)	(3,401)	(13,138)	(8,319)
Pro Rata Share of Recurring Capital Expenditures from Unconsolidated Entities	(29)	(394)	(1,049)	(754)
Adjusted Funds from Operations	$32,716	$37,803	$115,830	$114,842
Amounts per share (Basic and Diluted):
Net Income Attributable to Common Shareholders	$0.03	$0.08	$0.09	$0.11
Funds from Operations	$0.17	$0.17	$0.49	$0.51
Core Funds from Operations	$0.19	$0.18	$0.56	$0.51
Adjusted Funds from Operations	$0.14	$0.16	$0.49	$0.48

Subsequent Events

On October 20, 2015, our Board of Trustees approved a monthly distribution of $0.0425 per common share for the month of November 2015 payable on December 8, 2015 to all shareholders of record on November 30, 2015.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.
We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we will borrow primarily at fixed rates or variable rates and, in some cases, with the ability to convert variable rates to fixed rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on its outstanding hedging instruments. We applied various basis point spreads to the underlying interest rate curves of the derivative portfolio in order to determine the instruments’ change in fair value. The following tables summarize the results of the analysis performed for the nine months ended September 30, 2015 and 2014, respectively (amounts in thousands):

			Effects of Change in Interest Rates as of
Type of Instrument	Notional Amount	Maturity Date	September 30, 2015
			-100 Basis Points	-50 Basis Points	+50 Basis Points	+100 Basis Points

Qualifying Interest Rate Swap on Point West I Debt	$10,472	12/6/2016	(65)	(54)	61	121
Qualifying Interest Rate Swap on Wells Fargo Term Loan	$200,000	3/7/2018	(3,638)	(2,242)	2,327	4,626
Qualifying Interest Rate Swap on Atrium I Debt	$20,878	5/31/2018	(403)	(247)	257	513
Qualifying Interest Rate Swap on Wells Fargo Term Loan	$200,000	1/15/2019	(5,389)	(3,092)	3,108	6,216
Qualifying Interest Rate Swap on Easton III Debt	$6,141	1/31/2019	(161)	(93)	95	188
Qualifying Interest Rate Swap on TD Term Loan	$50,000	3/6/2020	(2,116)	(1,051)	1,029	2,037
Qualifying Interest Rate Swap on Capital One Term Loan	$120,000	1/31/2021	(6,198)	(3,077)	2,968	5,860

			Effects of Change in Interest Rates as of
Type of Instrument	Notional Amount	Maturity Date	September 30, 2014
			-100 Basis Points	-50 Basis Points	+50 Basis Points	+100 Basis Points

Qualifying Interest Rate Swap on Point West I Debt	$10,797	12/6/2016	(154)	(95)	113	226
Qualifying Interest Rate Swap on Wells Fargo Term Loan	$200,000	3/7/2018	(5,689)	(3,119)	3,207	6,351
Qualifying Interest Rate Swap on Atrium I Debt	$21,814	5/31/2018	(638)	(343)	355	704
Qualifying Interest Rate Swap on Wells Fargo Term Loan	$200,000	1/15/2019	(8,229)	(4,152)	3,937	7,814
Qualifying Interest Rate Swap on Easton III debt	$6,327	1/31/2019	(242)	(122)	122	242
Qualifying Interest Rate Swap on TD Term Loan	$50,000	3/6/2020	(2,562)	(1,259)	1,223	2,410
Qualifying Interest Rate Swap on Capital One Term Loan	$120,000	1/31/2021	(7,081)	(3,500)	3,522	6,793
__________

(1)	Based on three-month GBP-based LIBOR BBA Index with variable rate reset dates every 90 days during the term of the swaps.

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
A 100 basis point increase in interest rates would decrease the fair market value of our notes payable and unsecured term loan facilities by $33.9 million at September 30, 2015.
In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt if necessary.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have formally adopted a policy for disclosure controls and procedures that provides guidance on the evaluation of disclosure controls and procedures and is designed to ensure that all corporate disclosure is complete and accurate in all material respects and that all information required to be disclosed in the periodic reports submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods and in the manner specified in the SEC's rules and forms and that disclosure controls and procedures were effective to ensure that the information required to be disclosed by us is accumulated and communicated to our management, including our interim chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our Company to disclose material information otherwise required to be set forth in our periodic reports.
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our interim chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, as required by the Securities Exchange Act Rule 13(a)-15(e), our interim chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Controls Over Financial Reporting
No changes in internal control over financial reporting occurred during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Gramercy, the Company, Merger Sub and/or the members of the Gramercy Board are named as defendants in two pending putative class action and/or shareholder derivative lawsuits brought by purported holders of Gramercy common stock challenging the Merger. One is pending in New York Supreme Court, New York County, captioned In re Gramercy Property Trust Stockholder Litigation, Index No. 652424/2015, and one is pending in the Circuit Court for Baltimore City, Maryland, captioned Morris v. Gramercy Property Trust, et al., Case No. 24-C-15-004972. The New York case is a consolidation of two earlier-filed actions, originally captioned Berliner v. Gramercy Property Trust, et al., Index No. 652424/2015 and Gensler v. Baum, et al., Index No. 157432/2015. The Maryland case is a consolidation of four earlier-filed actions, originally captioned Jobin v. DuGan, et al., Case No. 24-C-15-003942; Vojik v. Gramercy Property Trust, et al., Case No. 24-C-15-004412; Hoffbauer et al. v. Chambers Street Properties, et al., 24-C-15-004904 (originally filed as two separate suits in the Circuit Court for Baltimore County, Maryland, captioned Plemons v. Chambers Street Properties, et al., Case No. 03-C-15-007943 and Hoffbauer et al. v. Chambers Street Properties, et al., Case No. 03-C-15-008639, and refiled as a single action in the Circuit Court for Baltimore County on September 24, 2015); and Morris v. Gramercy Property Trust, et al., Case No. 24-C-15-004972. The pending complaints allege, among other things, that the directors of Gramercy breached their fiduciary duties to Gramercy stockholders, and that the Company, Merger Sub and/or Gramercy aided and abetted these purported breaches of fiduciary duty. They also allege that there were material misstatements and omissions in the preliminary joint proxy statement/prospectus on Form S-4 that was filed with the SEC on September 11, 2015. Plaintiffs seek, among other things, an injunction barring the Merger, rescission of the Merger to the extent it is already implemented, declaratory relief, an award of damages and/or costs/attorney fees.
Gramercy, the Company, and members of the Company Board are named as defendants in a putative class action lawsuit brought by a purported holder of Company common shares challenging the Merger. The action was filed in the Superior Court of New Jersey, Law Division, Mercer County on October 1, 2015, captioned Elstein v. Chambers Street Properties et al., Docket No. L-002254-15. The complaint alleges, among other things, that the trustees of the Company breached their fiduciary duties to Company shareholders by agreeing to the Merger after a flawed sales process and by approving improper deal protection terms in the merger agreement, and that Gramercy aided and abetted these purported breaches of fiduciary duty. It also alleges that there were material misstatements and omissions in the preliminary joint proxy statement/prospectus on Form S-4 that was filed with the SEC on September 11, 2015. Plaintiffs seek, among other things, an injunction barring the Merger, rescission of the Merger to the extent it is already implemented, declaratory relief and an award of damages.
The Company believes the lawsuits are without merit.
ITEM 1A.    RISK FACTORS
Our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 includes detailed discussions of our risk factors under the heading “Part I, Item 1A. Risk Factors” and "Part II, Item 1A. Risk Factors," respectively. Set forth below are certain risk factors in addition to those previously disclosed in our Annual Report on Form 10-K, which we are including in this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 as a result of our entering into the Merger Agreement on July 1, 2015, as further described above. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K and those set forth below, as well as the other information in this report, which could materially harm our business, financial condition, results of operations, or the value of the Company's common shares. Terms not otherwise defined below are as defined in this Quarterly Report on Form 10-Q.
Risks Relating to the Proposed Merger
The opinions of the Company and Gramercy financial advisors will not reflect changes in circumstances between the date of such opinions and completion of the Merger.
The Company and Gramercy have not obtained updated opinions from their respective financial advisors as of the date of this periodic report and do not expect to receive updated opinions prior to completion of the Merger. Changes in the operations and prospects of the Company or Gramercy, general market and economic conditions and other factors that may be beyond the control of the Company or Gramercy, and on which the Company and/or Gramercy financial advisors' opinions were based, may significantly alter the value of the Company or Gramercy or the prices of the Company common shares or Gramercy common stock by the time the Merger is completed. The opinions do not speak as of the time the Merger will be completed or as of any date other than the date of such opinions. Because the Company and Gramercy financial advisors will not be updating their opinions, the opinions will not address the fairness of the merger consideration from a financial point of view at the time the Merger is completed.
Some of the trustees and executive officers of the Company and directors and executive officers of Gramercy have interests in seeing the Merger completed that are different from, or in addition to, those of the other Company shareholders.
Some of the trustees and executive officers of the Company and directors and executive officers of Gramercy have arrangements that provide them with interests in the Merger that are different from, or in addition to, those of the shareholders of the Company. These interests include, among other things, the continued service as a trustee, director or executive officer of the combined company, or, in the alternative, a sizeable severance payment and vesting of outstanding, unvested equity awards if terminated upon, or following, consummation of the Merger, or the vesting of outstanding, unvested phantom shares upon the consummation of the Merger. These interests, among other things, may influence or may have influenced the trustees and executive officers of the Company and directors and executive officers of Gramercy to support or approve the Merger.
The Company shareholders will be diluted by the Merger.
The Merger will dilute the ownership position of the Company shareholders and result in Gramercy stockholders having an ownership stake in the combined company. Upon completion of the Merger, we estimate that continuing Company shareholders will own approximately 56% of the common shares of beneficial interest of the combined company, and former Gramercy common stockholders will own approximately 44% of the common shares of beneficial interest of the combined company. Consequently, the Company shareholders, as a general matter, will have less influence over the management and policies of the combined company after the effective time of the Merger than it currently may exercise over the management and policies of the Company.
In addition, in the Merger each share of Gramercy's 7.125% Series B Cumulative Redeemable Preferred Stock will be converted into the right to receive one the Company's 7.125% Series A Cumulative Redeemable Preferred Share having rights, privileges, powers and preferences materially unchanged from the rights, privileges, powers and preferences of Gramercy's 7.125% Series B Cumulative Redeemable Preferred Stock. The Company's preferred shares will rank senior to the Company's common shares with respect to dividend rights and rights upon liquidation, dissolution or winding up. As of June 30, 2015, there was approximately $87,500,000 in aggregate liquidation preference of Gramercy's 7.125% Series B Cumulative Redeemable Preferred Stock outstanding.
In connection with the announcement of the merger agreement, eight lawsuits have been filed (of which three are pending (two of which were brought by Gramercy stockholders and one of which was brought by a purported Company shareholder)), seeking, among other things, to enjoin the Merger and rescind the merger agreement, and an adverse judgment in any of the lawsuits may prevent the Merger from being effective or from becoming effective within the expected timeframe.
Gramercy, the Company, Merger Sub, and/or the members of the Gramercy Board have each been named as defendants in two pending putative class action and/or shareholder derivative lawsuits brought by purported holders of Gramercy common stock challenging the Merger. In addition, Gramercy, the Company and members of the Company Board have each been named as defendants in a putative class action lawsuit brought by a purported holder of the Company common shares challenging the Merger. Plaintiffs in all three pending lawsuits seek, among other things, an injunction barring the Merger, rescission of the Merger to the extent it is already implemented, declaratory relief, and an award of damages and expenses. If the plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, the injunction may prevent the completion of the Merger in the expected timeframe (if at all).
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Securities and Repurchases of Securities
During the three months ended September 30, 2015, we did not sell any equity securities that are not registered under the Securities Act of 1933, as amended.

The following table provides information with respect to our tax tendering activity for the three months ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May-Yet Be Purchased Under the Plans or Programs

July 1, 2015 to July 31, 2015	—	$—	N/A	N/A
August 1, 2015 to August 31, 2015	—	—	N/A	N/A
September 1, 2015 to September 30, 2015(1)	4,556	6.57	N/A	N/A
Total	4,556	$6.57	N/A	N/A
__________

(1)	Shares were tendered by certain of our employees to us to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares and restricted share units.
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

101
The following materials from Chambers Street Properties' Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) the Notes to the Consolidated Financial Statements, filed herewith.

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

101
The following materials from Chambers Street Properties' Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) the Notes to the Consolidated Financial Statements, filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMBERS STREET PROPERTIES

Date: November 6, 2015	By:	/s/ MARTIN A. REID
	Name:	Martin A. Reid
	Title:	Interim President and Chief Executive Officer, and Chief Financial Officer