Form 10-K
period 2015-12-31
Gramercy Property Trust
filed 2016-02-29
CIK 1297587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from . to .
Commission File No. 1-35933

GRAMERCY PROPERTY TRUST
(Exact name of registrant as specified in its charter)

Maryland	56-2466617
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer of Identification No.)

521 5th Avenue, 30th Floor, New York, NY 10175 (Address of principal executive offices – zip code)	(212) 297-1000 (Registrant’s telephone number, including area code)

Chambers Street Properties
47 Hulfish Street, Suite 210, Princeton, New Jersey 08542
(Former name, former address and former fiscal year, if changed since last report)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, $0.01 Par Value Series A Cumulative Redeemable Preferred Shares, $0.01 Par Value	New York Stock Exchange New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒      No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
As of February 25, 2016, the Registrant had 421,011,239 common shares outstanding. The aggregate market value of common shares held by non-affiliates of the registrant (235,498,633 shares) at June 30, 2015, was $1,872,214,132. The aggregate market value was calculated by using the closing price of the common shares as of that date on the New York Stock Exchange, which was $7.95 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders expected to be filed within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

GRAMERCY PROPERTY TRUST
(F/K/A CHAMBERS STREET PROPERTIES)
FORM 10-K
TABLE OF CONTENTS
10-K PART AND ITEM NO.

Part I

ITEM 1.	BUSINESS
General
Gramercy Property Trust, or the Company or Gramercy, a Maryland real estate investment trust, or REIT, is a leading global investor and asset manager of commercial real estate. We specialize in acquiring and managing single-tenant, net leased industrial, office, and specialty properties. We focus on income producing properties leased to high quality tenants in major markets in the United States and Europe.
We earn revenues primarily through three sources: (i) rental revenues on properties that we own in the United States, (ii) asset management revenues on properties owned by third parties in the United States and Europe and (iii) pro-rata rental revenues on our unconsolidated equity investments in the United States, Europe, and Asia.
As of December 31, 2015, our wholly-owned portfolio had the following characteristics:

•	98% occupancy;

•	A weighted average remaining lease term of 7.54 years (based on annual base rent);

•	42% investment grade tenancy (based on annual base rent);

•	Industrial portfolio comprised of 32.9 million aggregate rentable square feet with an average base rent per square foot of $5.46 (based on annual base rent);

•	Office portfolio comprised of 12.0 million aggregate rentable square feet with an average base rent per square foot of $20.28 (based on annual base rent);

•
Specialty industrial portfolio of 14 properties comprised of 676 thousand aggregate rentable square feet of building space that we lease to trucking companies, a car auction services company, a bus depot, a rental car company, and salvage yards;

•	Specialty retail portfolio comprised of 1.2 million aggregate rentable square feet with an average base rent per square foot of $15.08 (based on annual base rent);

•	Data center portfolio comprised of 228 thousand aggregate rentable square feet with an average base rent per square foot of $30.50 (based on annual base rent); and

•
Top five tenants by annualized base rent include Bank of America, N.A. (8%), Healthy Way of Life II, LLC (d.b.a Life Time Fitness) (4%), Raytheon Company (3%), Amazon.com, Inc. (2%), and JPMorgan Chase Bank, N.A. (2%). Each of the top five tenant leases is guaranteed by the respective tenant’s parent company.

As of December 31, 2015, our unconsolidated equity investment portfolio of industrial and office properties comprised of an aggregate 16.7 million rentable square feet with an average base rent per square foot of $10.69 (based on annual base rent).
Significant 2015 Activities
Merger of Chambers and Legacy Gramercy
On December 17, 2015, Chambers Street Properties, or Chambers, a Maryland REIT, completed a merger, or the Merger, with Gramercy Property Trust Inc., or Legacy Gramercy, a Maryland corporation, pursuant to which Legacy Gramercy shareholders received 3.1898 common shares of beneficial interest of Chambers for each share of common stock of Legacy Gramercy held. Following the Merger, Chambers changed its name to “Gramercy Property Trust” and began trading on the New York Stock Exchange, or NYSE, using the “GPT” stock symbol. Legacy Gramercy’s executive management team manages the combined company.
In the Merger, Chambers was the legal acquirer but Legacy Gramercy was determined to be the “accounting acquirer” for financial reporting purposes. Thus, the financial information set forth herein reflects the results of Legacy Gramercy only through December 17, 2015 and 14 days of combined company results following the Merger closing. For this reason, period to period comparisons may not be meaningful.

The Merger enabled us to accelerate the achievement of many of our strategic goals including:

•
Increased size and scale with the addition of 104 wholly-owned properties, including 60 industrial properties and 44 office properties, which comprise an aggregate 25.0 million square feet and the addition of four unconsolidated equity investments, through which we own interests in 27 properties which comprise an aggregate 16.7 million square feet in the United States, Europe and Asia;

•	Broader tenant diversification with largest tenant representing approximately eight percent of annualized base rent and the top ten tenants representing less than 28% of total annualized base rent;

•	Broader geographic footprint and diversity in attractive markets;

•	Achieved investment grade credit ratings of Baa3 from Moody’s Investors Service and BBB- from Standard and Poor’s Ratings Service, both ratings with a stable outlook;

•
Improved access to financing including a new $850.0 million senior unsecured revolving credit facility, $300.0 million three-year term loan, $750.0 million five-year unsecured term loan, and $175.0 million seven-year unsecured term loan;

•	Access to the bond market including a private placement of $150.0 million in senior unsecured notes with a fixed interest rate of 4.97% and maturity in December 2024;

•	Lower operating cost structure on a combined basis;

•	Facilitates the expansion of our Gramercy Property Europe plc, or Gramercy European Property Fund platform;

•	Increased liquidity for shareholders due to the increased equity capitalization of the company and a larger shareholder base;
In addition to the Merger, we also achieved a number of milestones with our operating activities:
Expanded High-Quality Net Leased Portfolio

•
In 2015, we acquired 54 properties aggregating approximately 8.8 million square feet in 21 separate transactions for a total purchase price of approximately $1.1 billion, excluding the acquisition of 104 properties in connection with the Merger with Chambers, which is described further in Note 3 of the accompanying financial statements.

•	In 2015, we sold seven properties aggregating approximately 398 thousand square feet for net proceeds of approximately $85.5 million.
Developed European Operations

•
In 2015, through the Gramercy European Property Fund, a private real estate investment fund we formed in December 2014 with several equity investment partners that targets single-tenant industrial, office and specialty retail assets throughout Europe, we acquired 12 properties in Europe aggregating approximately 3.5 million square feet in eight separate transactions for a total purchase price of approximately $243.0 million, of which our pro-rata share represented approximately $48.1 million. As of December 31, 2015, our total funding to Europe was $25.7 million.

Corporate Structure
We were formed as a Maryland REIT in March 2004 and commenced operations in July 2004 following an initial private placement of our common shares. In May 2013, we listed our common shares on the NYSE under the symbol “CSG.” Following the Merger in December 2015, we changed our NYSE trading symbol to “GPT.”
Our operating partnership, GPT Operating Partnership LP, or the Operating Partnership, indirectly owns (i) all of our consolidated real estate investments, (ii) our interests in unconsolidated investments and (iii) the entities, primarily a taxable REIT subsidiary, or TRS, that conduct our third-party asset management operations. We are the sole general partner and 100% owner of the Operating Partnership. The Operating Partnership is the 100% owner of all of its direct and indirect subsidiaries, except that as of December 31, 2015 third-party holders of limited partnership interests in Legacy Gramercy’s operating partnership, the entity that owns substantially all of Legacy Gramercy’s assets and investments, owned approximately 0.33% of the beneficial interests of the Company.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and generally will not be subject to U.S. federal income taxes to the extent we timely distribute our taxable income, if any, to our shareholders. We have in the past established, and may in the future establish, TRSs, to effect various taxable transactions. Those TRSs would incur U.S. federal, state and local taxes on the taxable income from their activities.
Unless the context requires otherwise, all references to “Company,” “Gramercy,” “we,” “our” and “us” mean Legacy Gramercy and one or more of its subsidiaries for periods prior to the Merger closing and Gramercy Property Trust and one or more of its subsidiaries for periods following the Merger closing.
Our Investment Strategy – United States
We seek to acquire and manage a diversified portfolio of high quality net leased properties that generates stable, predictable cash flows and protects investor capital over a long investment horizon. We expect that the majority of these properties will be leased to a single tenant. Under a net lease, the tenant typically bears the responsibility for all property-related expenses such as real estate taxes, insurance, and repair and maintenance costs. We believe this lease structure provides an owner cash flows over the term of the lease that are more stable and predictable than other forms of leases and minimizes the ongoing capital expenditures often required with other property types.
We approach the net leased market as a value investor, looking to identify and acquire net leased properties that we believe offer attractive risk adjusted returns throughout market cycles. We focus primarily on industrial and office properties, where we believe attractive investment opportunities currently exist. We focus on acquiring assets in major markets where strong demographic and economic growth offer, in our view, a higher probability of producing long-term rent growth and/or capital appreciation. Our goal is to continue to grow our existing portfolio and become a preeminent owner of net leased commercial industrial and office properties.
We believe that within the net leased industry, industrial and office investments offer a fundamentally different opportunity from the market for net leased retail assets. Industrial and office assets tend to be heterogeneous, and valuation is frequently influenced by local real estate market conditions and tenant preferences. In our view, the skillset required to properly underwrite industrial and office assets is specific to those assets and can be used to generate significant investment outperformance. We also believe that well-located industrial and office assets are better positioned to experience rent growth in an inflationary environment and asset price appreciation than single tenant retail assets.

Focus on Industrial Properties
Our strategy is to focus primarily on industrial properties and to pursue office properties on a more opportunistic basis. We believe industrial properties offer the most compelling risk adjusted returns in the net leased marketplace today. In our experience, industrial assets have more stable tenancy and a more direct and critical relationship to the tenant’s underlying operations. Industrial assets also have lower carrying costs when vacant, lower re-leasing costs to replace tenants and lower ongoing capital requirements during the period of ownership.
We do not plan to focus on net leased retail assets. We believe that there are many large, well-capitalized net leased REITs that currently focus on retail assets and we believe that the market for these assets is currently the most competitive within the overall net leased marketplace. In addition, retail leases typically have minimal rent increases, and many renewal options at fixed rents, which gives the tenant much of the benefit of any market or rent appreciation through an increase in the leasehold value of the asset. If specific opportunities arise or market conditions warrant, we may revisit this approach to net leased retail assets in the future.
Focus on Reducing Office Exposure and Repositioning the Portfolio
Subsequent to the merger with Chambers, we plan to reduce overall exposure to office properties through the disposition of select single and multi-tenant office assets. We expect to reinvest those proceeds into target industrial and to a lesser extent, specialty assets. Our current goal is to reduce office exposure to less than 25% as measured by portfolio annual base rent.
Focus on Real Estate Fundamentals
We have observed that the net leased investing marketplace has evolved from a primarily credit-focused strategy with bond type net leased structures, long lease terms, and bargain renewal options to one in which net leased investors face many of the same operational and market risks as other real estate investors. For this reason, we believe that real estate underwriting is an important aspect of our investment process. We believe that traditional real estate fundamentals will be the primary driver of investment performance in the net leased market for the foreseeable future, in contrast to the past practices where long lease terms and tenant credit quality were the primary drivers.
Target Markets with Attractive Characteristics — We plan to concentrate our investment activity in select target markets with the following characteristics: high quality infrastructure, diversified local economies with multiple economic drivers, strong demographics, pro-business local governments and high quality local labor pools. We believe that these markets offer a higher probability of producing long-term rent growth and/or capital appreciation. As of December 31, 2015, approximately 88% of our portfolio (based on annual base rent) is located in our target markets.
Properties with Contract Rents that are Competitive with Market Rents — We target properties with contract rents that are competitive with rents for similar properties in the market as a way to reduce the volatility of cash flows that can occur upon the expiration of a lease.
Properties with Long Lease Terms —We generally target properties that have between five and 20 years of non-cancelable lease terms. We believe that longer lease terms provide more stable cash flows, are less susceptible to short term changes in market conditions and require less capital expenditures to maintain tenancy.
Core Properties Acquired at Above Market Yields Due to Some Market Inefficiency — We seek opportunities to acquire core properties at attractive prices due to a mispricing of credit or real estate risk, or a misunderstanding of the nature of the investment that may limit the competitive environment.
Complex Legacy Net Leased Portfolios — We seek opportunities to acquire legacy net leased portfolios that through asset sales, lease restructurings and other value-add activities can be transformed into high quality net leased portfolios.
Target Mission Critical Non-Traditional Net Leased Properties
We target specialized properties that fall outside many traditional institutional investor parameters, but offer unique utility to a tenant or an industry and can therefore be acquired at attractive yields relative to the underlying risk. We look for properties that are difficult or costly to replicate due to a specific location, special zoning, unique physical attributes, below market rents or a significant tenant investment in the facility, all of which contribute to a higher probability of tenant renewals. Examples of specialized properties include cross-dock truck terminals, cold storage facilities, parking facilities, air-freight facilities, steel distribution facilities, properties with high parking requirements and other mission critical facilities. We purchase specialized corporate real estate if we believe the property is critical to the ongoing operations of the tenant and the profitable continuation of its business. We believe that the profitability of the operations and the relative difficulty in replicating or moving operations reflect the importance of the property to the tenant’s business.

Target Transactions Where We Have a Competitive Advantage
Individual Properties — We seek to acquire individual properties having a purchase price between $10.0 million and $100.0 million. We target properties of this size because we find in the current environment that there is less competition from larger institutions who generally look for larger properties and larger portfolios. We have an asset management team of significant scale that has significant experience negotiating, underwriting and acquiring these types of properties, which we believe gives us a competitive advantage over many local and regional investors that typically compete for these acquisitions.
Sale Leasebacks — We believe our management team is among the most experienced and well known in the sale leaseback industry, with long-standing contacts and reputations among bankers, advisors and private equity firms. We believe that we can source and effectively compete on sale leaseback transactions and believe that there will be an increasing number of such opportunities due to still extensive holdings of commercial real estate on corporate balance sheets, financial metrics which discourage such ownership and the relative attractiveness of the capital that we and others in the sale leaseback industry can offer.
Build-to-Suits — Our management team has extensive experience in build-to-suit transactions whereby we provide construction funding for a property that we acquired or will ultimately acquire. In a build-to-suit transaction, we generally pre-lease all or substantially all of the property to a single tenant under a long-term lease. We believe there is less competition for such investments due to investors’ relative lack of experience with such investments, the difficulties in obtaining inexpensive asset level financing and a lack of a mandate to make such investments.
Portfolios — We believe there may be opportunities to purchase portfolios of properties from existing owners who are either investor owners or corporations that occupy their properties. We believe that we will have the opportunity to purchase portfolios in exchange for cash, our common shares, units of limited partnership interest in our Operating Partnership or a combination thereof. The market for large portfolios is currently very competitive with many well-capitalized buyers actively bidding for these portfolios and we expect this market to remain competitive for the foreseeable future.
Target Investments that Maximize Growth Potential
Opportunities to Extend Leases through Expansions or Capital Investments — We focus on net leased investment properties where, in our view, there is the potential to invest incremental capital to accommodate a tenant’s business, extend lease terms and increase the value of a property. We believe these opportunities can generate attractive returns due to the nature of the relationship between the landlord and tenant.
Assets with Cycle-Low Rent Levels — We focus on industrial and office properties with rents that we believe are competitive with market rents. These rents have typically resulted in a lease-up of vacant space or a lease renewal completed following the financial crisis. We believe that the net leased marketplace does not properly differentiate and price these properties and that these investment opportunities can generate growth in income and residual value over time as the U.S. economy improves.
Long-term Appreciation Opportunities — We believe there are opportunities to acquire properties with longer term leases that provide current cash flow for the term of the lease and that, if correctly identified, have the potential upon lease expiration for a higher and better use that may provide capital appreciation over the long-run.
Focus on Risk Management
Underwrite and Structure Investments to Protect Downside and Preserve Cash Flows — We seek to invest in properties that have steady, predictable cash flow through: (a) long-term, well-structured leases, (b) high leasehold value for tenants, and (c) a high likelihood of renewal. We further seek to protect our investment by purchasing properties at prices at or below estimated replacement cost.
Utilize Portfolio Diversification — We seek to diversify our portfolio by property type, tenant credit, geography and tenant industry. As of December 31, 2015, our largest tenant was Bank of America, N.A., which accounted for approximately 8% of our annualized base rent revenue as of December 31, 2015. As we grow, we expect to further diversify our portfolio.
Actively Manage the Portfolio to Maximize Tenant Retention and Minimize Vacancy — We believe there are opportunities within our portfolio to extend lease terms through property expansions or tenant improvement investments funded by us.

Our Investment Strategy – Europe
We believe that the net leased, single-tenant investment strategy is among the most scalable and transferable across geographies of any property investment strategy. Gramercy Europe Asset Management and Gramercy European Property Fund employ a similar investment strategy to our United States’ operations. In addition to investing in industrial and office properties, we are also focused on purchasing single-tenant specialty retail properties. We believe that the risk-return profiles of single-tenant retail properties in certain markets in Europe are superior to single-tenant retail opportunities available in the United States. Gramercy has a fully integrated presence in Europe, including investment personnel and asset management capability, as well as all support functions through our team based in London.
Leases
The following provides information regarding the various types of leases that we utilize in our operations.
Triple net lease. In our triple net leases, the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term. The landlord may have responsibility under the lease to perform or pay for certain capital repairs or replacements to the roof, structure or certain building systems, such as heating and air conditioning and fire suppression. In some instances the tenant may reimburse the landlord for capital repairs or replacements on an amortized basis. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. Substantially all of our wholly-owned industrial and specialty asset properties are leased pursuant to triple net leases.
Modified gross lease. In our modified gross leases, the landlord is responsible for some property related expenses during the lease term, but the cost of most of the expenses is passed through to the tenant for reimbursement to the landlord. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. The Bank of America master lease for the Bank of America Portfolio is a modified gross lease.
Gross lease. In our gross leases, the landlord is responsible for all aspects of and costs related to the property and its operation during the lease term. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2015, gross leases in our portfolio represented less than one percent of our total contractual base rent.
Escalations/Renewals. Our leases may be subject to varying provisions regarding rent escalations and renewals. The properties within our Bank of America Portfolio typically have 1.5% rent increases every five years and six tenant renewal options of five years each. Our remaining leases have rent escalation and renewal options that vary in amount and duration.
Our Competitive Strengths
We believe that we distinguish ourselves from other net leased companies through the following competitive strengths:

•	Management Team with Extensive Specialized Net Lease Expertise

◦
Since July 2012 we have been led by Gordon F. DuGan, our Chief Executive Officer, Benjamin P. Harris, our President, and Nicholas L. Pell, our Managing Director - Head of Investments, with a combined greater than 50 years of real estate experience.

◦	Our eight senior officers have an average of approximately 20 years of real estate experience.

•	Demonstrated Track Record

◦	We grew our shareholder equity from a deficit of approximately $352.3 million as of July 1, 2012 to approximately equity of $2.9 billion as of December 31, 2015.

◦	During the same period, we sourced and acquired (directly or in unconsolidated equity investments) approximately $5.6 billion in net leased investments.

◦	During the same period, we marketed and sold for our company and third parties 399 non-core properties for an aggregate gross sale price of approximately $1.4 billion.

◦	During the same period, we outperformed the Standard & Poor’s 500 Composite Index and the NAREIT All REIT Index by 89% and 99%, respectively.
•Focused and Disciplined Investment Strategy

◦	We are uniquely focused on acquiring well-positioned net leased industrial and office properties.

◦	Our target markets consist of Metropolitan Statistical Areas, or MSAs, that have strong demographics and business-friendly environments, among other things.

◦	Our quantitative underwriting model allows us to evaluate opportunities from a risk/return perspective.
•Strong, Long-Standing Industry Relationships

◦	Our management team has cultivated relationships with various constituents in the net leased market for over two decades.

◦
We believe our management team’s experience in the sale leaseback space may result in our receiving a “first-call” from numerous companies, advisors, brokers and private equity firms interested in possible sale leaseback transactions.

•Full Service Asset Management Platform

◦
We operate a full service property management and asset management platform that we utilize to actively manage our portfolio. We believe that this in-house expertise and capability gives us a competitive advantage in managing our portfolio and taking advantage of opportunities to extend leases, improve assets, mitigate losses in tenant defaults and non-renewals and invest incremental capital into the portfolio at attractive returns.

•Ability to Move Fast

◦	We believe we have established a reputation for closing transactions quickly and efficiently.

◦	Our due diligence and closing group have extensive experience in closing transactions.

◦
Our $850.0 million senior unsecured revolving credit facility, our $1.3 billion aggregate senior unsecured term loans, our senior unsecured notes, and other sources of capital allow us to purchase properties for cash instead of with property-specific borrowings, such as mortgages, which can add to the time it would otherwise take to close on an acquisition.

Our Investment Process – United States
Sourcing and Initial Review
We utilize relationships with various real estate owners, real estate advisors and intermediaries, developers, investment and commercial banks, private equity sponsors, and other potential deal sources to identify a broad pipeline of investment opportunities. Our investment team actively reviews this pipeline and identifies a subset of properties that meet our investment criteria. Our initial review includes an evaluation of the credit of the tenant, the criticality of the property, an evaluation of the market and submarket where the property is located, the location, age, functionality and marketability of the property, the lease structure and how contract rents relate to rents for similar buildings in the submarket, the replacement cost for a similar asset, the expected returns and pricing, and other factors that go into the overall evaluation of the investment opportunity. Our management team actively looks to source proprietary investment opportunities that are not being generally marketed for sale.
Underwriting and Analysis
As part of a potential property acquisition, we evaluate the creditworthiness of the tenant and the tenant’s ability to generate sufficient cash flow to make payments to us pursuant to the lease. We evaluate each potential tenant for its creditworthiness, considering factors such as the tenant’s rating by a national credit rating agency, if any, management experience, industry position and fundamentals, operating history and capital structure. We may also conduct interviews with management and owners of the tenant and/or its affiliates as a part of this process. The creditworthiness of a tenant is determined on a tenant-by-tenant and case-by-case basis. Therefore, general standards for creditworthiness cannot be applied.
Due Diligence Review
We perform a due diligence review with respect to each potential property acquisition, such as evaluating the physical condition, evaluating compliance with zoning and site requirements, as well as completing an environmental site assessment in an attempt to determine potential environmental liabilities associated with a property prior to its acquisition, although there can be no assurance that hazardous substances or wastes (as defined by present or future federal or state laws or regulations) will not be discovered on the property after we acquire it.
We review the structural soundness of the improvements on the property and typically engage a structural engineer to review all aspects of the structures in order to determine the longevity of each building on the property. This review normally also includes the components of each building, such as the roof, the electrical wiring, the heating and air-conditioning system, the plumbing, parking lot and various other aspects such as compliance with federal, state and local building codes.

We physically inspect the real estate and surrounding area as part of our process for determining the value of the real estate. We may supplement our valuation with a real estate appraisal. When appropriate, we may also engage experts to undertake some or all of the due diligence efforts described above.
Investment Policy
All real estate investments, dispositions and financings must be approved by a credit committee consisting of our most senior officers, including the affirmative approval of our Chief Executive Officer. Real estate investments and dispositions at a loss (based on book value at the time of sale) having a transaction value greater than $30.0 million must also be approved by the investment committee of our board of trustees. Our board of trustees must approve all such transactions having a value of $100.0 million or more. Additionally, the investment committee must approve non-recourse financings greater than $30.0 million and our board of trustees must approve all recourse financings, regardless of amount, and non-recourse financings of $100.0 million or more and all related-party transactions, regardless of amount. For purposes of approval thresholds, unconsolidated equity investments are calculated using our allocated portion of the price of the asset or amount of the financing.
We generally intend to hold the investment properties we acquire for an extended period. However, circumstances might arise which could result in the early sale of some properties. We also may acquire a portfolio of properties with the intention of holding only a core group of properties and disposing of the remainder of the portfolio in single or multiple sales. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of all relevant factors, including prevailing economic conditions, with a view to achieving maximum capital appreciation. The selling price of a property will depend on many of the same factors identified above with respect to our investment process for acquisitions.
We may use TRSs to acquire, hold, or dispose of property, including assets that may not be deemed to be REIT-qualified assets. Taxes paid by such entity will reduce the cash available to us to fund our continuing operations and cash available for distributions to our shareholders.
Some of our investments have been made and may continue to be made through unconsolidated equity investments, which permit us to own interests in larger properties or portfolios without restricting the diversity of our portfolio. We will not enter into an unconsolidated equity investment to make an investment that we would not otherwise purchase on our own under our existing investment policies. As of December 31, 2015, we have investments in seven unconsolidated equity investments. Our unconsolidated equity investments consists of the following: (1) 80% interest in a portfolio of 13 office and industrial properties in the United States which are managed by Duke Realty, our joint venture partner, or the Duke Joint Venture, (2) 80% interest in a portfolio of nine industrial properties in Europe which are managed by Goodman Group, our joint venture partner, or the Goodman Europe Joint Venture, (3) 80% interest in a portfolio of three industrial properties in the United Kingdom which are managed by the Goodman, our joint venture partner, or the Goodman UK Joint Venture, (4) 20% interest in the Gramercy European Property Fund which invests in industrial, office and specialty retail assets throughout Europe and owns a portfolio of 12 properties, (5) 50% interest in an office property located in Morristown, New Jersey, which is undergoing construction for improvements or the Morristown Joint Venture, (6) 5.07% interest in a portfolio of two properties in Asia which are managed by CBRE Investors SP Asia II, LLC, our joint venture partner, or CBRE Strategic Partners Asia II, and (7) 25% interest in an office located in Somerset, New Jersey which is 100% net leased to Philips Holdings, USA Inc., a wholly-owned subsidiary of Royal Philips Electronics, through December 2021, or the Philips Joint Venture.
Use of Leverage
In addition to cash on hand and cash from operations, we anticipate using funds from various sources to finance our acquisitions and operations, including public and private debt and equity issuances, unsecured bank credit facilities and term loans, property-level mortgage debt, OP units and other sources that may become available from time to time. We believe that moderate leverage is prudent. In 2015, we achieved investment grade credit rating of Baa3 from Moody's Investors Services and BBB- from Standard and Poor's Rating Service, both with a stable outlook.
We expect that any property-level mortgage borrowings will be structured as non-recourse to us, with limited exceptions that would trigger recourse to us only upon the occurrence of certain fraud, misconduct, environmental, bankruptcy or similar events.

At the close of the Merger on December 17, 2015, we entered into a new, unsecured credit facility with J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated that consists of an $850.0 million senior unsecured revolving credit facility, or the 2015 Revolving Credit Facility, which expires in January 2020, and a term loan facility, or the 2015 Term Loan, which consists of a $300.0 million term loan expiring in January 2019 and a $750.0 million term loan expiring in January 2021. We also entered into a new $175.0 million unsecured term loan with Capital One, N.A. that expires in January 2023, or the 7-Year Term Loan, and completed a private placement of $150.0 million in senior unsecured notes maturing in December 2024, or the Senior Unsecured Notes, of which $100.0 million was funded at the time of the Merger and $50.0 million was funded in January 2016. We are a guarantor of the obligations under the 2015 Revolving Credit Facility, the 2015 Term Loan, the 7-Year Term Loan, and the Senior Unsecured Notes.
In connection with the Merger, we assumed Chambers’ $850.0 million unsecured revolving credit facility, which had a maturity date of January 15, 2018, as well as Chambers’ four unsecured term loans, which had maturity dates between March 2018 and January 2021. We paid off all of the outstanding loan balances on these facilities on December 17, 2015, subsequent to closing, and entered into the 2015 Revolving Credit Facility, 2015 Term Loan, and 7-Year Term Loan, as described above.
In June 2014, we entered into a Revolving Credit and Term Loan Agreement for a $400.0 million unsecured credit facility consisting of a $200.0 million senior term loan, or the 2014 Term Loan, and a $200.0 million senior revolving credit facility, or the 2014 Revolving Credit Facility. We expanded the revolving borrowing capacity to $400.0 million in January 2015 and further amended the revolving borrowing capacity in May 2015 to bifurcate it into a $350.0 million tranche denominated in U.S. dollars and a $50.0 million foreign currency denominated tranche. In July 2015, we expanded the 2014 Term Loan to $300.0 million and increased the borrowing capacity under the U.S. denominated tranche of the 2014 Revolving Credit Facility to $450.0 million. The 2014 Term Loan had an expiration in June 2019 and was originally used to repay the existing $200.0 million mortgage loan secured by the Bank of America Portfolio at the time of our acquisition of the remaining 50% equity interest in the Bank of America Portfolio joint venture. The 2014 Revolving Credit Facility had an expiration in June 2018, with an option for a one-year extension, and originally replaced our previously existing $150.0 million secured credit facility, or the Secured Credit Facility, which was terminated simultaneously. The 2014 Term Loan and 2014 Revolving Credit Facility were guaranteed by Gramercy Property Trust Inc. and certain subsidiaries. As noted above, the 2014 Term Loan and the 2014 Revolving Credit Facility were terminated at the closing of the Merger on December 17, 2015, at which time we entered into the 2015 Revolving Credit Facility, 2015 Term Loan, and 7-Year Term Loan, as described above.
In March 2014, we issued $115.0 million of 3.75% unsecured exchangeable senior notes, or the Exchangeable Senior Notes. The Exchangeable Senior Notes are senior unsecured obligations of the Operating Partnership and are guaranteed by us on a senior unsecured basis. The Exchangeable Senior Notes mature on March 15, 2019, unless redeemed, repurchased or exchanged in accordance with their terms prior to such date. The Exchangeable Senior Notes will be exchangeable, under certain circumstances, for cash, for common shares or for a combination of cash and common shares, at the Operating Partnership's election. The Exchangeable Senior Notes will also be exchangeable prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date, at any time beginning on December 15, 2018, and also upon the occurrence of certain events. On or after March 20, 2017, in certain circumstances, the Operating Partnership may redeem all or part of the Exchangeable Senior Notes for cash at a price equal to 100% of the principal amount of the Exchangeable Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. As a result of transactions we entered into under the Merger Agreement, the Exchangeable Senior Notes became exchangeable at the option of the holder commencing August 13, 2015 and remained exchangeable for 35 trading days following the consummation of the Merger, which occurred on December 17, 2015, in accordance with the terms of the indenture governing the Exchangeable Senior Notes. No holders elected to exercise the aforementioned exchange option. The Exchangeable Senior Notes have an initial and current exchange rate of 40.2966 and 40.9434 units of Merger consideration, or Units of Merger Consideration, respectively, where one Unit of Merger Consideration represents 3.1898 of our common shares, or approximately 128.5380 and 130.6013 of our common shares for each $1.0 thousand principal amount of the Exchangeable Senior Notes, respectively, representing an exchange price of approximately $7.78 and $7.66 per share of our common shares, respectively.
We intend to use unsecured credit facilities and other entity level borrowings in the future as a part of our overall capital structure.
Our organizational documents do not limit the amount or percentage of indebtedness that we may incur. The amount of leverage we will deploy for particular investments will depend on an assessment of a variety of factors, which may include the availability and cost of financing the assets, the creditworthiness of our tenants, the health of the U.S. economy and commercial mortgage markets, our outlook for the level, slope and volatility of interest rates, and the overall quality of the properties that secure the indebtedness.

Asset and Property Management
In addition to net leased investing, we also operate a commercial real estate management business for third parties. As of December 31, 2015, this business, which operates under the name Gramercy Asset Management, manages approximately $900.0 million of commercial properties. We manage properties for companies including KBS Real Estate Investment Trust, Inc., or KBS, and the Gramercy European Property Fund.
We have an integrated asset management platform within Gramercy Asset Management to consolidate responsibility for, and control over, leasing, lease administration, property management, operations, construction management, tenant relationship management and property accounting. To the extent that we provide asset management services for third-party property owners, we provide such services in consultation with and at the direction of such owners.
Our Management Agreement with KBS provides for a base management fee of $7.5 million per year as well as certain other fees as provided therein. The term of the Management Agreement will continue to December 31, 2016 (with a one year extension option exercisable by KBS), unless earlier terminated as therein provided, and also provides incentive fees in the form of profit participation ranging from 10% - 30% of incentive profits earned on sales.
In December 2014, we assumed a Property and Asset Management Agreement, or Gramercy Europe Management Agreement, in connection with our acquisition of ThreadGreen Europe Limited, which we subsequently renamed Gramercy Europe Asset Management. Pursuant to the Gramercy Europe Management Agreement, Gramercy Europe Asset Management provides property, asset management and advisory services to an existing portfolio of single-tenant industrial and office assets located in Germany and Finland, as well as the Gramercy European Property Fund.
Our Investment Process – Europe
The process for acquiring Gramercy European Property Fund properties is similar to the process we follow for our United States investments, including, without limitation, procedures for underwriting and analysis, due diligence review and credit underwriting. However, because Gramercy European Property Fund invests in various countries throughout Europe, the unique regulatory and tax structures in the jurisdictions where the properties are located must also be analyzed and can have a significant impact on the Fund’s decision to invest or not invest in a particular jurisdiction. Gramercy European Property Fund also may employ different financing, leverage and hedging strategies than those we apply to our United States investments.
Commercial Real Estate Finance
In March 2013, we disposed of our Gramercy Finance segment, and exited the commercial real estate finance business. The disposal was completed pursuant to a sale and purchase agreement to transfer the collateral management and sub-special servicing agreements for our three collateralized debt obligations, or CDOs, to CWCapital Investments LLC, or CWCapital, for proceeds of $6.3 million in cash, after expenses. We retained our noninvestment grade subordinate bonds, preferred shares and ordinary shares, or the Retained CDO Bonds, in the CDOs, which may allow us to recoup additional proceeds over the remaining life of the CDOs based upon resolution of underlying assets within the CDOs. However, there is no guarantee that we will realize any proceeds from the Retained CDO Bonds or what the timing of these proceeds might be. In addition to our Retained CDO Bonds, we expect to receive additional cash proceeds for past CDO servicing advances when specific assets within the CDOs are liquidated.
Hedging Activities
We may use a variety of commonly used derivative instruments that are considered conventional, or “plain vanilla” derivatives, including interest rate swaps, caps, collars and floors, in our risk management strategy to limit the effects of changes in interest rates on our operations. Our hedging strategy consists of entering into interest rate swap and interest rate cap contracts as well as net investment hedges. The value of our derivatives may fluctuate over time in response to changing market conditions, and will tend to change inversely with the value of the risk in our liabilities that we intend to hedge. Hedges are sometimes ineffective because the correlation between changes in value of the underlying investment and the derivative instrument is less than was expected when the hedging transaction was undertaken. We continuously monitor the effectiveness of our hedging strategies and we have retained the services of an outside financial services firm with expertise in the use of derivative instruments to advise us on our overall hedging strategy, to effect hedging trades, and to provide the appropriate designation and accounting of all hedging activities from a GAAP and tax accounting and reporting perspective.

Interest rate swap and interest rate cap instruments are used to hedge as much of the interest rate risk as we determine is in the best interest of our shareholders, given the cost of such hedges. Net investment hedges are used to hedge exposure to changes in the euro-U.S. dollar exchange rate related to our net equity investment in the Gramercy European Property Fund, which has euros as its functional currency. We intend to hedge our foreign currency exposure related to future investments made in Europe by financing our investments in the local currency denominations and entering into additional net investment hedges related to those investments.
Equity Capital Policies
Subject to applicable law and our charter, our board of trustees has the authority, without further shareholder approval, to issue additional authorized common shares and preferred shares or otherwise raise capital, including through the issuance of senior securities, in any manner and on the terms and for the consideration it deems appropriate. We may, under certain circumstances, repurchase our common or preferred shares in private transactions with our shareholders if those purchases are approved by our board of trustees and are in accordance with our charter.
Future Revisions in Policies and Strategies
If our board of trustees determines that additional funding is required, we may raise such funds through additional offerings of equity or debt securities or the retention of cash flow (subject to REIT distribution requirements) or a combination of these methods. In the event that our board of trustees decides to raise additional equity capital, it has the authority, without obtaining shareholder approval, to issue additional common shares or preferred shares in any manner and on such terms and for such consideration as it deems appropriate, at any time. Our investment guidelines and our portfolio and leverage are periodically reviewed by our board of trustees.
Competition
The market for acquiring well-positioned net leased properties is currently very competitive and likely to remain very competitive for the foreseeable future. We compete for net leased real estate with a variety of other potential purchasers, including other public and private real estate investment companies, some of which have greater financial or other resources than we do. We also compete for tenants with other net leased property owners. Deteriorating investment opportunities in a highly competitive marketplace may negatively impact our pace of acquisitions, the prices we pay for the properties we acquire and our results from operations.
Although we believe that we are positioned to compete effectively in each facet of our business, there is considerable competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.
Compliance With The Americans With Disabilities Act of 1990
Properties that we acquire, and the properties underlying our investments, are required to meet federal requirements related to access and use by disabled persons as a result of the Americans with Disabilities Act of 1990, or the Americans with Disabilities Act. In addition, a number of additional federal, state and local laws may require modifications to any properties we purchase, or may restrict further renovations of our properties, with respect to access by disabled persons. Noncompliance with these laws or regulations could result in the imposition of fines or an award of damages to private litigants. Additional legislation could impose additional financial obligations or restrictions with respect to access by disabled persons. If required changes involve greater expenditures than we currently anticipate, or if the changes must be made on a more accelerated basis, our ability to make distributions could be adversely affected.

Other Information
Our corporate office is located in midtown Manhattan at 521 Fifth Avenue, 30th Floor, New York, New York 10175. We also have regional offices located in London, United Kingdom, Horsham, Pennsylvania, and Clayton, Missouri. We can be contacted at (212) 297-1000. We maintain a website at www.gptreit.com. Our reference to our website is intended to be an inactive textual reference only. On our website, you can obtain, free of charge, a copy of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. We have also made available on our website our audit committee charter, compensation committee charter, nominating and corporate governance committee charter, code of business conduct and ethics, whistleblowing and whistle blower protection policy, and corporate governance principles. Information on, or accessible through, our website is not part of, and is not incorporated into, this report. You can also read and copy materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding the issuers that file electronically with the SEC.
Industry Segments
As of December 31, 2015, we have two reportable operating segments: Investments/Corporate and Asset Management. The reportable segments were determined based on the management approach, which looks to our internal organizational structure. These two lines of business require different support infrastructures. The Investments/Corporate segment includes all of our activities related to investment and ownership of commercial properties net leased to high quality tenants throughout the United States. The Investments/Corporate segment generates revenues from rental revenues from properties that we own, either directly or in an unconsolidated equity investment. The Asset Management segment includes substantially all of our activities related to third-party asset and property management of commercial properties located throughout the United States and Europe. Segment revenue and profit information is presented in Note 19 to our financial statements.
Employees
As of December 31, 2015, we had 100 employees. None of our employees are represented by a collective bargaining agreement.
Corporate Governance and Internet Address; Where Readers Can Find Additional Information
We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of trustees consists of a majority of independent trustees; the Audit, Nominating and Corporate Governance, and Compensation Committees of our board of trustees are composed exclusively of independent trustees. We have adopted corporate governance guidelines, a whistleblowing and whistle blower protection policy, and a code of business conduct and ethics.
We file annual, quarterly and current reports, proxy statements and other information required by the Exchange Act with the SEC. Readers may read and copy any document that we file at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public from the SEC’s internet site at www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005.
Our internet site is www.gptreit.com. Our reference to our website is intended to be an inactive textual reference only. We make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of trustees and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the “Investor Relations — Corporate Governance” section are charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee as well as our Corporate Governance Guidelines, our Whistleblowing and Whistle Blower Protection Policy, and our Code of Business Conduct and Ethics governing our trustees, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report.

Environmental Matters
We are exposed to various environmental risks that may result in unanticipated losses and affect our operating results and financial condition. We generally conduct environmental assessments of the properties we acquire, including land. While some of these assessments have led to further investigation and sampling, none of the environmental assessments has revealed an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations.
Insurance
We carry commercial liability and all risk property insurance, including where required, flood, earthquake, wind and terrorism coverage, on substantially all of the properties that we own. For certain net leased properties, however, we rely on our tenant’s insurance and do not maintain separate coverage. We continue to monitor the state of the insurance market and the scope and costs of specialty coverage, including flood, earthquake, wind and terrorism. We cannot anticipate what coverage will be available on commercially reasonable terms in future policy years. We believe that the insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice.
Substantially all of the legacy Chambers properties are covered by a year-to-year environmental insurance policy that expires in June 2016. Substantially all of the Legacy Gramercy properties are covered by an environmental insurance policy that expires in October 2019. However, these policies are subject to exclusions and limitations and do not cover all of the properties owned by us, and for those properties covered under the policies, insurance may not fully compensate us for any environmental liability. We may not desire to renew an environmental insurance policy in place upon expiration or a replacement policy may not be available at a reasonable cost, if at all.

ITEM 1A.    RISK FACTORS
Cautionary Note Regarding Forward-Looking Information
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can identify forward-looking statements by the use of forward-looking expressions such as “may,” “will,” “should,” “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “continue,” or any negative or other variations on such expressions. Forward-looking statements include information concerning possible or assumed future results of our operations, including any forecasts, projections, plans and objectives for future operations. Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. We have listed below some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from the forward-looking statements we make in this report. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the success or failure of our efforts to implement our current business strategy, including our ability to timely and profitably dispose of non-core assets and reinvest in target assets;

•	our ability to identify and complete additional property acquisitions and risks of real estate acquisitions;

•	availability of investment opportunities on real estate assets and real estate-related and other securities;

•	the performance and financial condition of tenants and corporate customers;

•	the adequacy of our cash reserves, working capital and other forms of liquidity;

•	the availability, terms and deployment of short-term and long-term capital;

•	demand for industrial and office space;

•	the actions of our competitors and our ability to respond to those actions;

•	the timing of cash flows from our investments;

•
the cost and availability of our financings, which depends in part on our asset quality, the nature of our relationships with our lenders and other capital providers, our business prospects and outlook and general market conditions;

•	economic conditions generally and in the commercial finance and real estate markets and the banking industry specifically;

•
our international operations, including unfavorable foreign currency rate fluctuations, enactment or changes in laws relating to foreign ownership of property, and local economic or political conditions that could adversely affect our earnings and cash flows;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	reduction in cash flows received from our investments;

•	volatility or reduction in the value or uncertain timing in the realization of our Retained CDO Bonds;

•	our ability to profitably dispose of non-core assets;

•	the high tenant concentration of our Bank of America Portfolio;

•	availability of, and ability to retain, qualified personnel and trustees;

•	changes to our management and board of trustees;

•	changes in governmental regulations, tax rates and similar matters;

•	legislative and regulatory changes (including changes to real estate and zoning laws, laws governing the taxation of REITs or the exemptions from registration as an investment company);

•	environmental and/or safety requirements and risks related to natural disasters;

•	declining real estate valuations and impairment charges;

•
our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes and qualify for our exemption under the Investment Company Act, our Operating Partnership’s ability to satisfy the rules in order to qualify as a partnership for U.S. federal income tax purposes, and the ability of certain of our subsidiaries to qualify as REITs and certain of our subsidiaries to qualify as TRSs for U.S. federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	uninsured or underinsured losses relating to our properties;

•	our inability to comply with the laws, rules and regulations applicable to companies, and in particular, public companies;

•	tenant bankruptcies and defaults on or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	the continuing threat of terrorist attacks on the national, regional and local economies; and

•
other factors discussed under Item 1A, “Risk Factors” of this Annual Report on Form 10-K for the year ended December 31, 2015 and those factors that may be contained in any filing we make with the Securities and Exchange Commission, or the SEC, which are incorporated by reference herein.

We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. In evaluating forward-looking statements, you should consider these risks and uncertainties, together with the other risks described from time-to-time in our reports and documents which are filed with the SEC, and you should not place undue reliance on those statements.
The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.
Risks Related to Our Business and Investments
We face additional risks as a result of the Merger and may be unable to integrate our businesses successfully and realize the anticipated synergies and related benefits of the Merger or do so within the anticipated timeframe.
On December 17, 2015, the Merger of Chambers and Legacy Gramercy was completed. The Merger involved a combination of two companies that previously operated as independent public companies, and as a result of the Merger, the combined company faces various additional risks, including, among others, the following:

•	our inability to implement our future plans to dispose of certain assets and selected properties or take other actions to reposition our portfolio;

•	the implementation of our disposition plan in a manner that causes volatility in our earnings or delays or inhibits our ability to implement other future business plans;

•	our inability to successfully combine the businesses in a manner that permits the combined company to achieve the cost savings anticipated to result from the Merger; and

•	the additional complexities of combining two companies with different markets, tenant relationships and service providers.
Our ability to execute all such plans will depend on various factors, many of which remain outside our control. Any of these risks could adversely affect our business and financial results.

Our future growth will depend upon our ability to acquire and lease properties in a competitive real estate business.
Our future growth will depend, in large part, upon our ability to acquire and lease properties. In order to grow we need to continue to acquire and finance investment properties and sell non-core properties. We face significant competition with respect to our acquisition and origination of assets from many other companies, including other REITs, insurance companies, private investment funds, hedge funds, specialty finance companies and other investors. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, there is significant competition on a national, regional and local level with respect to property management services and in commercial real estate services generally, and we are subject to competition from large national and multi-national firms as well as local or regional firms that offer similar services to ours. Some of our competitors may have greater financial and operational resources, larger customer bases, and more established relationships with their customers and suppliers than we do. The competitive pressures we face, if not effectively managed, may have a material adverse effect on our business, financial condition, liquidity and results of operations.
Also, as a result of this competition, we may not be able to take advantage of attractive origination and investment opportunities and therefore may not be able to identify and pursue opportunities that are consistent with our objectives. Competition may limit the number of suitable investment opportunities offered to us. It may also result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms. In addition, competition for desirable investments could delay our investment in desirable assets, which may in turn reduce our earnings per share and negatively affect our ability to declare and make distributions to our shareholders.
A concentration of our investments in a limited number of property classes may leave our profitability vulnerable to a downturn in such sectors.
At any one time, a significant portion of our property investments may be in a limited number of property classes. As a result, we are subject to risks inherent in investments in these classes and downturns in the businesses conducted at these properties could adversely impact our revenues and financial condition if tenants are unable to renew their leases or meet their payment obligations under existing leases.
We may be adversely affected by unfavorable economic changes in geographic areas where our properties are concentrated.
Adverse conditions (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) in the areas where our properties are located and/or concentrated, and local real estate conditions (such as oversupply of, or reduced demand for, office, industrial or retail properties) may have an adverse effect on the value of our properties. A material decline in the demand or the ability of tenants to pay rent for office, industrial or retail space in these geographic areas may result in a material decline in our cash available for distribution to our shareholders.
Adverse economic conditions affecting the particular industries of our tenants may adversely affect our income and our ability to pay distributions to our shareholders.
We are subject to certain industry concentrations with respect to our properties, including among others financial services (including the Bank of America Portfolio), pharmaceutical and healthcare, consumer products and internet retail. Adverse economic conditions affecting a particular industry could affect the financial ability of one or more of our tenants to make payments under their leases, which could cause delays in our receipt of rental revenues or a vacancy in one or more of our properties for a period of time, and could lead to an even greater risk to the extent that the makeup of our tenants becomes even less diversified by industry as a result of adverse conditions affecting any one particular industry. Therefore, changes in economic conditions of the particular industry of one or more of our tenants could reduce our ability to pay dividends and the value of one or more of our properties at the time of sale of such properties.

We expect to lease a significant portion of our real estate to tenants who do not have investment grade credit ratings, which may result in our leasing to tenants that are more likely to default in their obligations to us than a tenant with an investment grade credit rating.
A significant portion of the leases at our properties are, or may be, with tenants that do not have investment grade credit ratings. All of our tenants may face exposure to adverse business or economic conditions which could lead to an inability to meet their obligations to us. However, non-investment grade tenants may not have the financial capacity or liquidity to adapt to these conditions or may have less diversified businesses, which may exacerbate the effects of adverse conditions on their businesses. Moreover, the fact that a substantial majority of our tenants are not investment grade may cause investors or lenders to view our cash flows as potentially less stable, which may increase our cost of capital, limit our financing options or adversely affect the trading price of our common shares.
If we cannot generate or obtain additional capital, our ability to make acquisitions and lease properties will be limited. We are subject to risks associated with debt and capital share issuances, and such issuances may have consequences to holders of our common and preferred shares.
Our ability to make acquisitions and lease properties will depend, in large part, upon our ability to raise additional capital or generate funds from the sale of properties. If we were to raise additional capital through the issuance of equity securities, we could dilute the interests of holders of our common shares. Our board of trustees may authorize the issuance of additional classes or series of preferred shares which may have rights that could dilute, or otherwise adversely affect, the interest of holders of our common shares.
We intend to incur additional indebtedness in the future, which may include an additional corporate credit facility. Such indebtedness could also have other important consequences to holders of the notes and holders of our common and preferred shares, including subjecting us to covenants restricting our operating flexibility, increasing our vulnerability to general adverse economic and industry conditions, limiting our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements, requiring the use of a portion of our cash flow from operations for the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund working capital, acquisitions, capital expenditures and general corporate requirements, and limiting our flexibility in planning for, or reacting to, changes in our business and our industry.
We are dependent on key personnel whose continued service is not guaranteed.
We rely on a small number of persons who comprise our existing senior management team and our board of trustees to implement our business and investment strategies. While we have entered into employment and/or retention agreements with certain members of our senior management team, they may nevertheless cease to provide services to us at any time.
The loss of services of any of our key management personnel or trustees or significant numbers of other employees, or our inability to recruit and retain qualified personnel or trustees in the future, could have an adverse effect on our business.
We are required to make a number of judgments in applying accounting policies, and different estimates and assumptions in the application of these policies could result in changes to our reporting of financial condition and results of operations.
Various estimates are used in the preparation of our financial statements, including estimates related to asset and liability valuations (or potential impairments), various receivables and the dilutive effect of participating instruments including our convertible notes. Often these estimates require the use of market data values which may be difficult to assess, as well as estimates of future performance or receivables collectability which may be difficult to accurately predict. While we have identified those accounting policies that are considered critical and have procedures in place to facilitate the associated judgments, different assumptions in the application of these policies could result in material changes to our financial condition and results of operations.
We utilize, and intend to continue to utilize, leverage which may limit our financial flexibility in the future.
We make acquisitions and operate our business in part through the utilization of leverage pursuant to loan agreements with various financial institutions. These loan agreements contain financial covenants that restrict our operations. These financial covenants, as well as any future financial covenants we may enter into through further loan agreements, could inhibit our financial flexibility in the future and prevent distributions to shareholders.

We may incur losses as a result of ineffective risk management processes and strategies.
We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems, internal controls, management review processes and other mechanisms. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. Thus, we may, in the course of our activities, incur losses due to these risks.
We are highly dependent on information systems and third parties, and systems failures could significantly disrupt our business, which may, in turn, negatively affect our operating results.
Our business is highly dependent on communications and information systems, some of which are provided by third parties. Any failure or interruption of our systems could cause delays in our collection of rents or significant increases in our expenses, which could have a material adverse effect on our operating results.
We may not be able to relet or renew leases at the properties held by us on terms favorable to us or at all.
We are subject to risks that upon expiration or earlier termination of the leases for space located at our properties the space may not be relet or, if relet, the terms of the renewal or reletting (including the costs of required renovations or concessions to tenants) may be less favorable than current lease terms. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by a property. If we are unable to relet or renew leases for all or substantially all of the spaces at these properties, if the rental rates upon such renewal or reletting are significantly lower than expected, if our reserves for these purposes prove inadequate, or if we are required to make significant renovations or concessions to tenants as part of the renewal or reletting process, we will experience a reduction in net income and may be required to reduce or eliminate distributions to our shareholders. In addition, certain of our properties are currently leased at above-market rents, so our shareholders may also suffer a loss (and a reduction in distributions) after the expiration of the lease terms if we are not able to relet such spaces on favorable terms.
Our results of operations rely on major tenants, and the insolvency, bankruptcy or receivership of these or other tenants could adversely affect our results of operations.
Our rental income depends on entering into leases with and collecting rents from tenants. General and regional economic conditions may adversely affect our major tenants and potential tenants in our markets. Our major tenants may experience a material business downturn, weakening their financial condition and potentially resulting in their failure to make timely rental payments and/or a default under their leases. In many cases, we have made substantial up front investments in the applicable leases, through tenant improvement allowances and other concessions, as well as typical transaction costs (including professional fees and commissions) that we may not be able to recover. In the event of any tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.
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

Lease defaults or terminations or landlord-tenant disputes may adversely reduce our income from our leased property portfolio.
Lease defaults or terminations by one or more of our significant tenants may reduce our revenues unless a default is cured or a suitable replacement tenant is found promptly. In addition, disputes may arise between the landlord and tenant that result in the tenant withholding rent payments, possibly for an extended period. These disputes may lead to litigation or other legal procedures to secure payment of the rent withheld or to evict the tenant. In other circumstances, a tenant may have a contractual right to abate or suspend rent payments. Even without such right, a tenant might determine to do so. Any of these situations may result in extended periods during which there is a significant decline in revenues or no revenues generated by the property. If this were to occur, it could adversely affect our results of operations.
Inflation may adversely affect our financial condition and results of operations.
Although inflation has not materially impacted our results of operations in the recent past, increased inflation could have a more pronounced negative impact on any variable rate debt we incur in the future and on our results of operations. During times when inflation is greater than increases in rent, the contracted rent increases called for under our leases may be unable to keep pace with the rate of inflation. Likewise, even though our triple-net leases generally reduce our exposure to rising property expenses resulting from inflation, substantial inflationary pressures and increased costs may have an adverse impact on our tenants, which may adversely affect the tenants’ ability to pay rent.
Our net leases may require us to pay property-related expenses that are not the obligations of our tenants.
Under the terms of the majority of our net leases, in addition to satisfying their rent obligations, our tenants are responsible for the payment of real estate taxes, insurance and ordinary maintenance and repairs. However, pursuant to certain of our current leases and leases we may assume or enter into in the future, we may be required to pay certain expenses, such as the costs of environmental liabilities, roof and structural repairs, insurance, certain non-structural repairs and maintenance and other costs and expenses for which insurance proceeds or other means of recovery are not available. If one or more of our properties incur significant expenses under the terms of the leases, such property, our business, financial condition and results of operations will be adversely affected and the amount of cash available to meet expenses and to make distributions to our shareholders may be reduced.
We may be required to reimburse tenants for overpayments of estimated operating expenses.
Under certain of our leases, including the lease for the Bank of America Portfolio, tenants pay us as additional rent their proportionate share of the costs we incur to manage, operate and maintain the buildings and properties where they rent space. These leases often limit the types and amounts of expenses we can pass through to our tenants and allow the tenants to audit and contest our determination of the operating expenses they are required to pay. Given the complexity of certain additional rent calculations, tenant audit rights under large portfolio leases can remain unresolved for several years. The tenant under the Bank of America Portfolio lease, for example, is still auditing certain categories of operating expenses for the 2007 and subsequent lease years. If as a result of a tenant audit it is determined that we have collected more additional rent than we are permitted to collect under a lease, we must refund the excess amount back to the tenant and, sometimes, also reimburse the tenant for its audit costs. Such unexpected reimbursement payments could materially adversely affect our financial condition and results of operations.
Net leases may not result in fair market lease rates over time, which could negatively impact our income and reduce the amount of funds available to make distributions to our shareholders.
The vast majority of our rental income comes from net leases, which generally provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to freely sublease the property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Furthermore, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. As a result, our income and distributions to our shareholders could be lower than they would otherwise be if we did not engage in net leases.

Actions of our joint venture partners could negatively impact our performance.
We may, from time to time and as we have done in the past, co-invest with third parties through various arrangements. With such investments, we may not be in a position to exercise sole decision-making authority regarding that property, partnership, joint venture or other entity because our partners may share certain approval rights over major decisions. Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals which are inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. Consequently, actions by such partner, co-tenant or co-venturer might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers.
An uninsured loss or a loss that exceeds the policies on our properties could subject us to lost capital or revenue on those properties.
Under the terms and conditions of the leases currently in force on our properties, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons, air, water, land or property, on or off the premises, due to activities conducted on the properties, except for claims arising from the negligence or intentional misconduct of us or our agents. Additionally, tenants are generally required, at the tenants’ expense, to obtain and keep in full force during the term of the lease, liability and property damage insurance policies. Insurance policies for property damage are generally in amounts not less than the full replacement cost of the improvements less slab, foundations, supports and other customarily excluded improvements and insure against all perils of fire, extended coverage, vandalism, malicious mischief and special extended perils (“all risk,” as that term is used in the insurance industry). Insurance policies are generally obtained by the tenant providing general liability coverage varying between $1.0 million and $10.0 million depending on the facts and circumstances surrounding the tenant and the industry in which it operates. These policies include liability coverage for bodily injury and property damage arising out of the ownership, use, occupancy or maintenance of the properties and all of their appurtenant areas. To the extent that losses are uninsured or underinsured, we could be subject to lost capital and revenue on those properties.
Termination of our asset management agreement could result in certain costs and revenue disruption.
We have entered into a Management Agreement with KBS to manage a portfolio of properties through December 31, 2016, which includes certain early termination provisions. Expiration or early termination of the Management Agreement could result in certain expenses, including severance fees, and the management fees and payments to be received could cease, thereby reducing our expected revenues, which could harm our business and results of operations.
We are subject to risks and uncertainties associated with operating our asset management business.
We may encounter risks and difficulties as we operate our asset management business. To achieve our goals as an asset manager, we must:

•	actively manage the assets in such portfolios in order to realize targeted performance; and

•	create incentives for our management and professional staff to develop and operate the asset management business.
If we do not successfully operate our asset management business to achieve the investment returns that we or the market anticipates, our operations may be adversely impacted.
We are exposed to litigation risks in our role as asset manager.
Our role as asset manager for properties owned by KBS and others exposes us to litigation risks. In this role, we make asset management and other decisions which could result in adverse financial impacts to third parties. These parties may pursue legal action against us as a result of these decisions, the outcomes of which cannot be certain and may materially adversely impact our financial condition and results of operations.

Our investments in interest rate hedge contracts are subject to changes to market interest rates and also could expose us to contingent liabilities and certain risks and costs in the future.
Part of our investment strategy involves entering into interest rate hedging contracts. If interest rates decrease, the fair market value of any existing interest rate hedge contracts would decline. Our efforts to manage exposures under these hedge contracts may not be successful. Our use of interest rate hedge contracts to manage risk associated with interest rate volatility may expose us to additional risks, including the risk that a counterparty to a hedge contract may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Termination of interest rate hedge contracts typically involves costs, such as transaction fees or breakage costs.
Further, the cost of using derivative or hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our derivative or hedging activity and thus increase our related costs during periods when interest rates are volatile or rising and hedging costs have increased.
In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, in many cases, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot be assured that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.
Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, or the “Sarbanes-Oxley Act,” the Dodd-Frank Wall Street Reform and Consumer Protection Act, new Securities and Exchange Commission regulations and NYSE rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.
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
We rely extensively on computer systems to manage our business, and our business is at risk from and may be impacted by cybersecurity attacks. These could include attempts to gain unauthorized access to our data and computer systems. Attacks can be both individual and/or highly organized attempts organized by very sophisticated hacking organizations. We employ a number of measures to prevent, detect and mitigate these threats, which include password protection, frequent password change events, firewall detection systems, frequent backups, a redundant data system for core applications and annual penetration testing; however, there is no guarantee such efforts will be successful in preventing a cyber-attack. A cybersecurity attack could compromise the confidential information of our employees, tenants and vendors. A successful attack could disrupt and affect our business operations.
Risks Related to the Real Estate Industry
Our real estate investments are subject to risks particular to real property.
Real estate investments are subject to risks particular to real property, including:

•	adverse changes in national and local economic and market conditions, including the credit and securitization markets;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	takings by condemnation or eminent domain;

•	real estate conditions, such as an oversupply of or a reduction in demand for real estate space in the area;

•	economic or physical decline of the areas where the properties are located and deterioration of the physical condition of our properties;

•	the perceptions of tenants and prospective tenants of the convenience, attractiveness and safety of our properties;

•	competition from comparable properties;

•	the occupancy rate of our properties;

•	the ability to collect on a timely basis all rent from tenants;

•	the effects of any bankruptcies or insolvencies of major tenants;

•	the expense of re-leasing space;

•	changes in interest rates and in the availability, cost and terms of mortgage funding;

•	the impact of present or future environmental legislation and compliance with environmental laws;

•	acts of war or terrorism, including the consequences of terrorist attacks;

•	acts of God, including earthquakes floods and other natural disasters, which may result in uninsured losses; and

•	cost of compliance with the Americans with Disabilities Act.
If any of these or similar events occur, it may reduce our return from an affected property or investment and reduce or eliminate our ability to make distributions to shareholders.
Liability relating to environmental matters may impact the value of the properties that we may acquire or underlying our investments.
Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. If we fail to disclose environmental issues, we could also be liable to a buyer or lessee of a property.

There may be environmental problems associated with our properties which we were unaware of at the time of acquisition. The presence of hazardous substances may adversely affect our ability to sell real estate, including the affected property, or borrow using real estate as collateral. The presence of hazardous substances, if any, on our properties may cause us to incur substantial remediation costs, thus harming our financial condition. In addition, although our leases will generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant’s activities on the property, we nonetheless would be subject to strict liability by virtue of our ownership interest for environmental liabilities created by such tenants, and we cannot ensure the shareholders that any tenants we might have would satisfy their indemnification obligations under the applicable sales agreement or lease. To the extent we have environmental insurance to mitigate any of these risks, our coverage may be insufficient. The discovery of material environmental liabilities attached to such properties could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our shareholders.
Discovery of previously undetected environmentally hazardous conditions, including mold or asbestos, may lead to liability for adverse health effects and costs of remediating the problem could adversely affect our operating results.
Under various U.S. federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. To the extent we have environmental insurance to mitigate any of these risks, our coverage may be insufficient. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims related to any contaminated property could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our security holders.
Risks Related to Our European Operations
Our Gramercy European Property Fund and Goodman Joint Ventures expose us to additional risk.
We have made capital commitments to joint ventures that target net leased assets across Europe. These investments may be affected by factors particular to the laws of the jurisdiction in which the property is located. These investments expose us to risks that are different from and in addition to those commonly found in the U.S., including:

•	changing governmental rules and policies;

•
enactment of laws relating to the foreign ownership of property and laws relating to the ability of foreign entities to remove invested capital or profits earned from activities within the country to the U.S.;

•	expropriation of investments;

•	legal systems under which our ability to enforce contractual rights and remedies may be more limited than would be the case under U.S. law;

•
difficulty in conforming obligations in other countries and the burden of complying with a wide variety of foreign laws, rules and regulations, which may be more stringent than U.S. laws, rules and regulations, including tax requirements and land use, zoning, and environmental laws, as well as changes in such laws;

•	adverse market conditions caused by changes in national or local economic or political conditions;

•	tax requirements vary by country and we may be subject to additional taxes as a result of our international investments;

•	changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

•	changes in real estate and other tax rates and other operating expenses in particular countries;

•	changes in land use and zoning laws;

•	more stringent environmental laws or changes in such laws; and

•	restrictions and/or significant costs in repatriating cash and cash equivalents held in foreign bank accounts.

•
In addition, the lack of publicly available information in certain jurisdictions in accordance with accounting principles generally accepted in the U.S., or GAAP, could impair our ability to analyze transactions and may cause us to forego an investment opportunity. It may also impair our ability to receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies. Also, we may engage third-party asset managers in international jurisdictions to monitor compliance with legal requirements and lending agreements with respect to properties we own or manage. Failure to comply with applicable requirements may expose us or our operating subsidiaries to additional liabilities.

Moreover, we are subject to changes in foreign exchange rates due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. Our principal currency exposure is to the euro. We will attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. Because we intend to place both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency, our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies; that is, absent other considerations, a weaker U.S. dollar will tend to increase both our revenues and our expenses, while a stronger U.S. dollar will tend to reduce both our revenues and our expenses.
Risks Related to Our Former CDO Business
Our financial information reflects discontinued operations, in addition to our current business operations, and does not provide a meaningful comparison for period over period results.
As a result of our disposition and deconsolidation in 2013 of certain legacy business operations, our financial results for the year do not just report the results of our ongoing net lease and asset management operations, but also reflect revenues and expenses from discontinued operations. Our business and operations have changed substantially over the past two years, and you should not rely on period over period comparisons of our company, or revenues from discontinued operations, as an indication of future results.
Our retained interests in our CDOs are highly speculative; as a result, there will be uncertainty as to the value of these investments.
Prior to March 2013, certain of our affiliates acted as collateral manager and sub-special servicer for our 2005, 2006 and 2007 collateralized debt obligations (“CDOs” and, collectively, the “Gramercy CDOs”). We retain interests in certain subordinate bonds, preferred shares and ordinary shares in the Gramercy CDOs. These retained interests (the “Retained CDO Bonds”) are highly speculative and subject to high fluctuations in purported value. The fair value of the Retained CDO Bonds, which are not publicly traded, may not be readily determinable. We value the Retained CDO Bonds quarterly. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for the Retained CDO Bonds existed. There is no guarantee that we will realize any proceeds from our Retained CDO Bonds, or what the timing of those proceeds might be, and the value of our common shares could be adversely affected if our determinations regarding the fair value of the Retained CDO Bonds were materially higher than the values that we ultimately realize upon their disposal.
Our Retained CDO Bonds could generate “phantom” income.
Following the sale of the collateral manager agreements in March 2013, we continue to own the Retained CDO Bonds, which could continue to generate taxable income for us despite the fact that we will not receive cash distributions on our equity and subordinated note holdings from the Retained CDO Bonds until overcollateralization tests are met, if at all. Additionally, following the sale of the collateral manager agreements, we do not control or have influence over the factors that most directly affect the overcollateralization and interest coverage tests of the respective Retained CDO Bonds. Should these Retained CDO Bonds continue to generate taxable income with no corresponding receipt of cash flow, our taxable income would continue to be recognized on each underlying investment in the relevant CDO. We would continue to be required to distribute 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) from these transactions to continue to qualify as a REIT, despite the fact that we may not receive cash distributions on our equity and subordinated note holdings from the Retained CDO Bonds.

We are exposed to litigation and other risks from our prior roles as collateral manager and sub-special servicer for the Gramercy CDOs.
As collateral manager and sub-special servicer for the Gramercy CDOs, we made investment, loan work-out and other decisions which could result in adverse financial impacts to third-parties. In particular, the discretion that we exercised in managing the collateral for the Gramercy CDOs could result in a liability due to inherent uncertainties surrounding the course of action that will result in the best long-term results with respect to such collateral and investments. This risk could be increased due to the affiliated nature of our roles. In such roles, we could be subject to legal action as a result of these decisions, the outcomes of which cannot be certain and may materially adversely impact our financial condition and results of operations. If we were found liable for our actions as collateral manager or sub-special servicer and we were required to pay significant damages, our financial condition and results of operations could be materially adversely affected.
Risks Related to Our Taxation as a REIT
Our failure to qualify as a REIT would result in higher taxes and reduced cash available for shareholders.
We intend to continue to operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes. Our continued qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution and shareholder ownership requirements on a continuing basis. Our ability to satisfy some of the asset tests depends upon the fair market values of our assets, some of which are not able to be precisely determined and for which we will not obtain independent appraisals. If we were to fail to qualify as a REIT in any taxable year, and certain statutory relief provisions were not available, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to shareholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution. Unless entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our common shares. Even if we qualify as a REIT, we may be may be subject to the corporate alternative minimum tax on our items of tax preference if our alternative minimum taxable income exceeds our taxable income.
REIT distribution requirements could adversely affect our liquidity.
In order to maintain our REIT status and to meet the REIT distribution requirements, we may need to borrow funds on a short-term basis or sell assets, even if the then-prevailing market conditions are not favorable for these borrowings or sales. To qualify as a REIT, we generally must distribute to our shareholders at least 90% of our net taxable income each year, excluding capital gains. In addition, we will be subject to corporate income tax to the extent we distribute less than 100% of our net taxable income including any net capital gain. We intend to make distributions to our shareholders to comply with the requirements of the Internal Revenue Code for REITs and to minimize or eliminate our corporate income tax obligation to the extent consistent with our business objectives. Our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for U.S. federal income tax purposes (including, without limitation, taxable income from our Retained CDO Bonds that do not currently produce cash distributions), or the effect of non-deductible capital expenditures, the creation of reserves or required debt service or amortization payments. The insufficiency of our cash flows to cover our distribution requirements could have an adverse impact on our ability to raise short- and long-term debt or sell equity securities in order to fund distributions required to maintain our REIT status. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.
Further, amounts distributed will not be available to fund investment activities. We expect to fund our investments by raising equity capital and through borrowings from financial institutions and the debt capital markets. If we fail to obtain debt or equity capital in the future, it could limit our ability to grow, which could have a material adverse effect on the value of our common shares.
We may incur adverse tax consequences if legacy Chambers failed to qualify as a REIT for United States federal income tax purposes prior to the Merger.
As a result of the Merger, Legacy Gramercy ceased to exist as a separate REIT and legacy Chambers is the surviving REIT from the Merger but changed its name to Gramercy Property Trust. The new combined entity includes two subsidiary REITs within the Legacy Gramercy structure prior to the Merger.

In connection with the closing of the Merger, we received an opinion from Chamber’s counsel to the effect that legacy Chambers qualified to be taxed as a REIT for U.S. federal income tax purposes through the closing date of the Merger. If legacy Chambers failed to qualify as a REIT for U.S. federal income tax purposes prior to the Merger, the new combined company may inherit significant tax liabilities and could even lose its current status as a REIT for U.S. federal income tax purposes. Even if we retain our status as a REIT for U.S. federal income tax purposes, if legacy Chambers is deemed to have lost its status as a REIT for U.S. federal income tax purposes for 2015 or a prior taxable year, we could face significant tax consequences that could substantially reduce our cash available for distribution to our shareholders. In general we are responsible for any corporate income tax liabilities of legacy Chambers, including penalties and interest. We could be required to pay a special distribution and/or employ applicable deficiency dividend procedures (including interest payments to the Internal Revenue Service) to eliminate any earnings and profits accumulated by legacy Chambers for taxable periods that it did not qualify as a REIT.
As a result of these factors, legacy Chamber’s failure before the Merger to qualify as a REIT could impair our ability to expand our business and raise capital, and could materially adversely affect the value of our common shares. Also, if there is an adjustment to legacy Chamber’s REIT taxable income or dividends paid deductions, we could elect to use the deficiency dividend procedure in order to maintain legacy Chamber’s status as a REIT for U.S. federal income tax purposes, but that deficiency dividend procedure could require us to make significant distributions to shareholders and to pay significant interest to the Internal Revenue Service.
In January 2011, and again as a result of the Merger in December 2015, Legacy Gramercy experienced an “ownership change” for purposes of Section 382 of the Internal Revenue Code, which limits our ability to utilize Legacy Gramercy net operating losses and net capital losses against future taxable income, increasing our dividend distribution requirement which could adversely affect our liquidity.
We had substantial net operating and net capital loss carry forwards which we have used to offset our tax and/or distribution requirements. In both January 2011 and December 2015, Legacy Gramercy (including our subsidiary REITs and taxable REIT subsidiaries) experienced an “ownership change” for purposes of Section 382 of the Internal Revenue Code occurred, which limits our ability to use certain Legacy Gramercy losses that the combined company inherited in the Merger. In general, an “ownership change” occurs if there is a change in ownership of more than 50% of our common shares during any cumulative three year period. For this purpose, determinations of ownership changes are generally limited to shareholders deemed to own 5% or more of our common shares. Such a change in ownership may be triggered by regular trading activity in our common shares, which is generally beyond our control. As a result of both the January 2011 and December 2015 “ownership change,” sections 382 and 383 impose an annual limit on the amount of net operating loss and net capital loss carryforward that can be used by us to offset future ordinary taxable income and capital gains, beginning with our 2011 taxable year. Such limitations may increase our dividend distribution requirement, which could adversely affect our liquidity.
Ownership Change under Section 382 of the Internal Revenue Code can have adverse tax consequences.
In addition to the ownership change for Legacy Gramercy as a result of the Merger, in connection with transactions in our common shares from time to time, we may in the future experience an “ownership change” within the meaning of Section 382 of the Internal Revenue Code. Calculating whether a Section 382 ownership change has occurred is subject to uncertainties, including the complexity and ambiguity of Section 382 and limitations on a publicly traded company’s knowledge as to the ownership of, and transactions in, its securities. If an ownership change were to occur, our ability to use certain tax attributes, including net operating losses and net capital losses and other credits, deductions or tax basis, may be limited, which could have an adverse impact on our business.

Complying with REIT requirements may limit our ability to hedge effectively.
The existing REIT provisions of the Internal Revenue Code may limit our ability to hedge our operations. Except to the extent provided by Treasury regulations, any income from a hedging transaction where the instrument hedges interest rate risk on liabilities used to carry or acquire real estate or hedges risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests will be excluded from gross income for purposes of the 75% and 95% gross income tests. To qualify the preceding sentence, the hedging transaction must be clearly identified as specified in Treasury regulations before the close of the day on which it was acquired, originated or entered into. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. In addition, we must limit our aggregate income from non-qualified hedging transactions, from our provision of services and from other non-qualifying sources, to less than 5% of our annual gross income (determined without regard to gross income from qualified hedging transactions). As a result, we may have to limit our use of certain hedging techniques or implement those hedges through TRS entities. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur or could increase the cost of our hedging activities. If we fail to satisfy the 75% or 95% limitations, we could lose our REIT qualification for U.S. federal income tax purposes, unless our failure was due to reasonable cause and not due to willful neglect, and we meet certain other technical requirements. Even if our failure was due to reasonable cause, we might incur a penalty tax.
The share ownership limit imposed by the Internal Revenue Code for REITs and our charter may inhibit market activity in our shares and may restrict our business combination opportunities.
In order for us to maintain our qualification as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year. Additionally, at least 100 persons must beneficially own our capital shares during at least 335 days of a taxable year for each taxable year. Our charter, with certain exceptions, authorizes our trustees to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by the board of trustees, no person may own more than 9.8% of the aggregate value of our outstanding shares or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding common shares. The board of trustees may not grant such an exemption to any proposed transferee whose ownership of in excess of 9.8% of the value of our outstanding shares or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding common shares, would result in the termination of our status as a REIT. These ownership limits could delay or prevent a transaction or a change in our control that might be in the best interest of our shareholders.
Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
The maximum tax rate applicable to “qualified dividend income” payable to U.S. shareholders that are taxed at individual rates is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. The more favorable rates applicable to regular corporate qualified dividends could cause investors who taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares.
The tax on prohibited transactions will limit our ability to engage in transactions, including how we sell our real estate properties, which may inhibit our ability to sell non-core properties pursuant to our desired asset disposition plan.
A REIT’s gain from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business.
Whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding the particular transaction.  There can be no assurance as to whether or not the Internal Revenue Service might successfully assert that one or more of our dispositions is subject to the 100% penalty tax.  The Internal Revenue Code provide a safe-harbor pursuant to which limited sales of real property held for at least two years and meeting specified additional requirements will not be treated as prohibited transactions, but fitting within the safe harbor rules limits our operational flexibility.
We will attempt to comply with the terms of the safe-harbor provisions in the Internal Revenue Code prescribing when a property sale will not be characterized as a prohibited transaction. We cannot make any assurances, however, that we can comply with the safe-harbor provisions or that we will avoid owning property that may be characterized as property that we hold primarily for sale to customers in the ordinary course of a trade or business.

We may be unable to generate sufficient revenue from operations, operating cash flow or portfolio income to pay our operating expenses, and our operating expenses could rise, diminishing our ability and to pay distributions to our shareholders.
As a REIT, we are generally required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and not including net capital gains, each year to our shareholders. To qualify for the tax benefits accorded to REITs, we have and intend to continue to make distributions to our shareholders in amounts such that we distribute all or substantially all our net taxable income each year, subject to certain adjustments. However, our ability to make distributions may be adversely affected by the risk factors described herein. Our ability to make and sustain cash distributions is based on many factors, including the return on our investments, the size of our investment portfolio, operating expense levels, and certain restrictions imposed by Maryland law. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay future dividends. No assurance can be given as to our ability to pay distributions to our shareholders. In the event of a downturn in our operating results and financial performance or unanticipated declines in the value of our asset portfolio, we may be unable to declare or pay quarterly distributions or make distributions to our shareholders. The timing and amount of distributions are in the sole discretion of our board of trustees, which considers, among other factors, our earnings, financial condition, debt service obligations and applicable debt covenants, REIT qualification requirements and other tax considerations and capital expenditure requirements as our board of trustees may deem relevant from time to time.
Although our use of TRSs may be able to partially mitigate the impact of meeting the requirements necessary to maintain our qualification as a REIT, our ownership of and relationship with our TRSs will be limited, and a failure to comply with the limits would jeopardize our REIT qualification and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the shares of one or more TRSs. A TRS generally may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the shares will automatically be treated as a TRS. Overall, no more than 25% (and starting in 2018 no more than 20%) of the value of a REIT’s assets may consist of shares or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
We own certain investments and conduct certain operations through TRSs, which pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but will not be required to be distributed to us. We anticipate that the aggregate value of TRS securities owned by us will be less than 25% of the value of our total assets (including such TRS securities). Furthermore, we will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with the rule that no more than 25% (or 20% starting in 2018) of the value of a REIT’s assets may consist of TRS securities (which is applied at the end of each calendar quarter). In addition, we will scrutinize all of our transactions with our TRSs for the purpose of ensuring that they are entered into on arm’s-length terms in order to avoid incurring the 100% excise tax described above. The value of the securities that we hold in our TRSs may not be subject to precise valuation. Accordingly, there can be no complete assurance that we will be able to comply with the 25%, limitation discussed above or avoid application of the 100% excise tax discussed above.
We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common shares.
At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our shareholders could be adversely affected by any such change in the U.S. federal income tax laws, regulations or administrative interpretations.

If either of the Operating Partnerships failed to qualify as a partnership for federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.
We believe that the Operating Partnership will be treated as a partnership for federal income tax purposes. As a partnership, each Operating Partnership will not be subject to federal income tax on its income. Instead, each of its partners, including us, will be allocated, and may be required to pay tax with respect to, its share of the Operating Partnership’s income. We cannot assure you, however, that the Internal Revenue Service will not challenge the status of the Operating Partnership or any other subsidiary partnership in which we own an interest as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the Internal Revenue Service were successful in treating the Operating Partnership or any such other subsidiary partnership as an entity taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of the Operating Partnership or any subsidiary partnerships to qualify as a partnership could cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.
Risks Related to Our Organization and Structure
Maryland takeover statutes could restrict a change of control, which could have the effect of inhibiting a change in control even if a change in control were in our shareholders' interests.
Under the Maryland General Corporate Law (the "MGCL") as applicable to REITs, certain "business combinations" between a Maryland REIT and an interested shareholder or an affiliate of an interested shareholder are prohibited for five years after the most recent date on which the interested shareholder becomes an interested shareholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested shareholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of our outstanding voting shares; or

•
an affiliate or associate of the Company who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding shares.

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
After the five-year prohibition, any business combination between the Maryland REIT and an interested shareholder generally must be recommended by our board of trustees and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of our outstanding voting shares; and

•
two-thirds of the votes entitled to be cast by holders of our outstanding voting shares other than shares held by the interested shareholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested shareholder.

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
Our authorized but unissued preferred shares may prevent a change in our control which could be in the shareholders’ best interests.
Our charter authorizes us to issue additional authorized but unissued common or preferred shares. Any such issuance could dilute our existing shareholders’ interests. In addition, the board of trustees may classify or reclassify any unissued common or preferred shares into other classes or series of shares and may set the preferences, rights and other terms of the classified or reclassified shares. As a result, the board of trustees may establish a class or series of preferred shares that could delay or prevent a transaction or a change in control that might be in the best interest of our shareholders.
We may change our investment and operational policies without shareholder consent.
We may change our investment and operational policies, including our policies with respect to investments, acquisitions, growth, operations, indebtedness, capitalization and distributions, at any time without the consent of our shareholders, which could result in our making investments that are different from, and possibly riskier than, the types of investments described in this filing. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect our ability to make distributions.
We may in the future choose to pay dividends in our own shares, in which case you may be required to pay income taxes in excess of the cash dividends you receive.
We may in the future distribute taxable dividends that are payable in cash and common shares at the election of each shareholder. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. shareholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. shareholder sells the shares it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our shares at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares. In addition, if a significant number of our shareholders determine to sell common shares in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common shares.
Risks Related to Ownership of Common Shares
Future sales of common shares in the public market or the issuance of other equity may adversely affect the market price of our common shares.
Sales of a substantial number of common shares or other equity-related securities in the public market could depress the market price of our common shares, and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of common shares or other equity-related securities would have on the market price of our common shares.

The price of our common shares may fluctuate significantly.
The trading price of our common shares may fluctuate significantly in response to many factors, including:
•actual or anticipated variations in our operating results, funds from operations, or FFO, cash flows, liquidity or distributions;
•changes in our earnings estimates or those of analysts;
•publication of research reports about it or the real estate industry or sector in which we operate;
•increases in market interest rates that lead purchasers of our shares to demand a higher dividend yield;
•changes in market valuations of companies similar to us;
•adverse market reaction to any securities we may issue or additional debt it incurs in the future;
•additions or departures of key management personnel;
•actions by institutional shareholders;
•speculation in the press or investment community;
•continuing high levels of volatility in the credit markets;
•the realization of any of the other risk factors included herein; and
•general market and economic conditions.
The availability and timing of cash distributions is uncertain.
We are generally required to distribute to its shareholders at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year in order for us to qualify as a REIT under the Code, which we intend to satisfy through quarterly cash distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments.
Our board of trustees will determine the amount and timing of any distributions. In making such determinations, our trustees will consider all relevant factors, including the amount of cash available for distribution, capital expenditures, general operational requirements and applicable law. We intend over time to make regular quarterly distributions to holders of our common shares. However, we bear all expenses incurred by our operations, and the funds generated by operations, after deducting these expenses, may not be sufficient to cover desired levels of distributions to shareholders. In addition, our board of trustees, in its discretion, may retain any portion of such cash in excess of our REIT taxable income for working capital. We cannot predict the amount of distributions we may make, maintain or increase over time.
There are many factors that can affect the availability and timing of cash distributions to shareholders. Because we may receive rents and income from our properties at various times during our fiscal year, distributions paid may not reflect our income earned in that particular distribution period. The amount of cash available for distribution will be affected by many factors, including without limitation, the amount of income we will earn from investments in target assets, the amount of its operating expenses and many other variables. Actual cash available for distribution may vary substantially from our expectations.
While we intend to fund the payment of quarterly distributions to holders of common shares entirely from distributable cash flows, we may fund quarterly distributions to its shareholders from a combination of available net cash flows, equity capital and proceeds from borrowings. In the event we are unable to consistently fund future quarterly distributions to shareholders entirely from distributable cash flows, the value of our common shares may be negatively impacted.

An increase in market interest rates may have an adverse effect on the market price of our common shares and our ability to make distributions to its shareholders.
One of the factors that investors may consider in deciding whether to buy or sell common shares is our distribution rate as a percentage of our share price, relative to market interest rates. If market interest rates increase, prospective investors may demand a higher distribution rate on common shares or seek alternative investments paying higher distributions or interest. As a result, interest rate fluctuations and capital market conditions can affect the market price of common shares. For instance, if interest rates rise without an increase in our distribution rate, the market price of common shares could decrease because potential investors may require a higher distribution yield on common shares as market rates on interest-bearing instruments such as bonds rise. In addition, to the extent we have variable rate debt, rising interest rates would result in increased interest expense on our variable rate debt, thereby adversely affecting our cash flow and its ability to service our indebtedness and make distributions to our shareholders.
SPECIAL NOTE REGARDING EXHIBITS
In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about our company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk tone of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.
Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about our company may be found elsewhere in this Annual Report on Form 10-K and our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. See Item 1, “Business - Corporate Governance and Internet Address; Where Readers Can Find Additional Information.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS
As of the date of this filing, we do not have any unresolved comments with the staff of the SEC.

ITEM 2.	PROPERTIES (Dollar amounts in thousands, except square feet and dollar per square foot amounts)
Our corporate headquarters are located in midtown Manhattan at 521 Fifth Avenue, 30th Floor, New York, New York 10175. We also have regional offices located in London, United Kingdom, Horsham, Pennsylvania, Clayton, Missouri, Los Angeles, California, and Princeton, New Jersey.
Current Property Portfolio
As of December 31, 2015, we owned interests, either directly or through an unconsolidated equity investment, in 323 properties containing an aggregate of approximately 63.0 million rentable square feet. The following table provides information about the properties in our portfolio as of December 31, 2015:
GPT PORTFOLIO:

Number of Properties	Location	Tenant(s)	Leased Square Feet	Contractual Base Rent Per Square Foot(1)	Term Expiry(2)
Industrial Properties
1	Greenwood, IN	Nestle Waters North America	294,388	$3.50	07/31/24
1	Greenfield, IN	Stanley Security Solutions Harlan Laboratories, Inc.	245,041	$5.12	02/13/22 12/31/23
1	Olive Branch, MS	Five Below, Inc.	605,427	$2.85	12/31/23	(4)
1	Garland, TX	Apex Tool Group, LLC	341,840	$2.23	10/31/32
1	Bellmawr, NJ	Federal Express Corporation	62,230	$4.89	10/31/22
1	Hialeah Gardens, FL	Preferred Freezer Services	117,591	$17.89	05/31/39
1	Swedesboro, NJ	Albert's Organics, Inc.	70,000	$10.72	05/31/28
1	Atlanta, GA	KapStone Paper and Packaging Corporation	133,317	$2.71	04/30/23
1	Manassas, VA	Retrievex Acquisition Corp. V	40,018	$7.50	12/31/24
1	Manassas, VA	Retrievex Acquisition Corp. V	43,047	$7.50	12/31/24
1	Yuma, AZ	Earthbound Holdings II, LLC	216,727	$6.79	09/30/33
1	Austin, TX	Angelica Textile Services, Inc.	120,347	$6.03	10/31/28
1	Galesburg, IL	Euclid Beverage, Ltd	52,700	$3.61	10/09/21
1	Lawrence, IN	EF Transit, Inc.	534,769	$5.42	06/30/24
1	Peru, IL	Euclid Beverage Ltd	78,100	$7.28	06/09/22
1	Waco, TX	Associated Hygienic Products, LLC	303,000	$6.90	07/31/29
1	Allentown, PA	Amcor Rigid Plastics USA, LLC	480,000	$5.29	12/23/28
2	Los Angeles, CA	Douglas Steel Supply Co.	120,506	$7.92	12/31/28
1	Des Plaines, IL	Filtran, LLC	115,472	$4.29	10/31/25
1	Elgin, IL	Dynacast, LLC	112,325	$7.52	08/31/28
1	Harrisburg, PA	Cummins, Inc.	183,200	$3.25	05/31/25
1	Elk Grove Village, IL	Hearthside Holdco, LLC	309,284	$4.55	12/31/23
1	Tampa, FL	Cott Beverages Inc.	175,920	$4.21	01/31/20
1	Ames, IA	Jacobson Warehouse Company, Inc. Strategic Warehousing, LLC Amcor Rigid Plastics USA, Inc.	576,876	$3.87	12/31/16 12/31/16 12/31/20
1	Buford, GA	Office Depot, Inc.	550,000	$5.08	04/30/20
1	Wilson, NC	Cott Beverages, Inc.	328,000	$3.70	05/31/26
1	Arlington Heights, IL	European Imports Ltd	186,954	$8.36	05/31/19
1	Bloomington, IL	Compass Group USA, INC.	110,063	$4.43	07/31/24
1	Kenosha, WI	Emerson Electric Co.	160,300	$4.69	09/30/24
1	Worcester, MA	Polar Corp	285,437	$5.55	03/31/29
1	Miami, FL	International Data Depository Inc	187,749	$4.24	10/31/21
1	Morrow, GA	Global Stainless Supply, Inc.	203,850	$2.40	01/20/20

Number of Properties	Location	Tenant(s)	Leased Square Feet	Contractual Base Rent Per Square Foot(1)	Term Expiry(2)
1	Midway, GA	Pacific Global Logistics Inc	502,854	$2.67	01/31/19
1	Puyallup, WA	Saint-Gobain Abrasives, Inc.	108,644	$6.31	02/29/24
1	Lewisville, TX	E.A. Sween Company Compudata Products Inc	115,459	$4.55	11/30/18 05/31/28
1	Rolling Meadows, IL	J.C. Restoration, Inc.	93,614	$7.91	12/03/26
1	Groveport, OH	Almo Distributing Pennsylvania Inc	240,000	$2.42	03/31/18
1	Buffalo Grove, IL	CrossCom National LLC	60,014	$6.14	12/31/21
1	Burr Ridge, IL	Harry Holland & Son, Inc.	47,000	$7.29	02/29/20
1	Downers Grove, IL	Valid USA, Inc.	109,000	$6.22	09/30/29
1	Hamlet, NC	Henry's Tackle LLC	310,673	$3.20	05/30/24
1	Bolingbrook, IL	Valid USA, Inc	225,203	$4.00	05/31/29
1	Cinnaminson, NJ	Domtar Paper Company, LLC	465,000	$3.55	04/30/25
1	St Louis, MO	Alpha Plastics, Inc.	211,000	$3.95	09/30/29
1	Sussex, WI	Quad/Graphics, Inc.	192,160	$3.71	09/30/17
1	Milwaukee, WI	Ball Metal Beverage Container Corp	110,400	$3.80	07/31/16
1	Oak Creek, WI	United States Postal Service	150,192	$3.74	09/30/19
1	Kent, WA	Cenveo Corporation	214,970	$—	11/30/22
1	San Jose, CA	Vander-Bend Manufacturing, LLC	207,006	$13.32	10/31/27
1	Richfield, OH	FedEx Ground Package Systems Inc.	229,972	$7.97	09/30/21
4	Houston, TX	CEVA Freight, LLC	465,475	$10.22	12/31/17
1	Aurora, CO	CEVA Freight, LLC	84,973	$6.92	12/31/17
1	Dixon, IL	Spectrum Brands, Inc	575,448	$3.00	02/28/28
1	Oswego, IL	Radiac Abrasives, Inc.	74,960	$5.25	05/14/22
1	Obetz, OH	Nautilus, Inc.	478,053	$3.39	07/31/21
1	Auburn, WA	Gerdau Reinforcing Steel	109,585	$7.67	10/31/21
1	Fairfield, CA	Gerdau Reinforcing Steel	59,000	$5.08	01/31/23
1	San Bernardino, CA	Gerdau Reinforcing Steel	69,452	$8.19	02/29/16
1	Philadelphia, PA	Penn Jersey Paper Co.	255,336	$7.47	04/30/26
1	Orlando, FL	Kratos Defense & Security Solutions, Inc.	92,616	$8.84	07/17/20
1	Orlando, FL	Magical Cruise Company, Limited	141,668	$3.80	05/31/21
1	Vernon, CA	Mikawaya	106,631	$16.80	06/30/30
1	Fridley, MN	BAE Systems Land & Armaments L.P.	585,225	$5.78	11/30/25
1	Pinellas Park, FL	Davidoff of Geneva USA Inc.	131,800	$5.85	09/30/30
1	Norcross, GA	Deutz Corporation	142,073	$3.83	10/31/25
1	Norcross, GA	Granquartz, LP	80,000	$—	12/31/22
1	Round Rock, TX	Proportion Foods, LLC	200,411	$—	12/31/2030
1	Hackettstown, NJ	Astrodyne Corporation	150,500	$6.50	12/31/35
2	Nashville, TN	PTB, LLC	152,600	$2.86	12/22/35
1	La Vergne, TN	PTB, LLC	225,000	$2.86	12/22/35
1	Dallas, TX	Nassau Candy Southwest, LLC Synnex Corporation	120,000	$3.90	5/31/2018
1	Dallas, TX	Cintas - R.U.S. LP Allen Baseball Holdings, LLC Standex International Corporation Texas Valve & Fitting Company LLC	100,000	$5.30	04/18/18 09/30/18 02/28/19 03/31/24
1	Dallas, TX	LSA - Cleanpart Texas, L.P. Assa Abloy Hospitality, Inc.	73,112	$3.40	04/30/21 07/31/21
1	Chicago, IL	Compass Group USA, Inc. Illinois Industrial Tool, Inc.	185,045	$6.16	10/31/16 03/31/17
1	Spartanburg, SC	Dish Network L.L.C.	316,491	$3.99	09/30/19
1	Spartanburg, SC	Magna Exteriors and Interiors USA, Inc.	101,055	$4.50	08/31/20

Number of Properties	Location	Tenant(s)	Leased Square Feet	Contractual Base Rent Per Square Foot(1)		Term Expiry(2)
1	Spartanburg, SC	Smilemakers, Inc.	101,459	$3.48		09/30/17
1	Spartanburg, SC	International Automotive Components Group North America, Inc.	70,000	$4.52		06/30/18
1	Charleston, SC	Meadwestvaco Corporation, a Delaware Corp.	284,750	$3.30		05/31/25
1	Charleston, SC	Continental Terminals of SC, Inc.	101,705	$4.95		11/30/17
1	Charleston, SC	Vital Records Control of South Carolina, Inc.	79,972	$4.84		08/31/20
1	Charleston, SC	Trans-Hold Inc.	316,040	$3.94		01/31/22
1	Charleston, SC	Husqvarna Professional Products, Inc.	451,370	$4.20		12/31/18
1	Charleston, SC	Menlo Logistics, Inc.	100,823	$2.77		01/31/19
1	Charleston, SC	Allied Air Enterprises LLC	101,055	$4.00		08/31/18
1	Charlotte, NC	Major Metals Company	100,000	$3.98		MTM
1	Charlotte, NC	Southeastern Container, Inc.	301,400	$3.03		12/31/19
1	Winston-Salem, NC	The Clearing House Payments Company, Inc	100,853	$4.74		12/31/28
1	Winston-Salem, NC	MOM Brands Company	316,130	$3.69		11/30/19
1	Spartanburg, SC	ThyssenKrupp Materials NA, Inc	51,028	$4.13		09/30/17
1	Spartanburg, SC	CIRCOR Instrumentation Technologies, Inc.	104,160	$5.91		09/30/19
1	Spartanburg, SC	Magna Exteriors and Interiors USA, Inc.	125,000	$3.27		01/31/19
1	Spartanburg, SC	Beauty Systems Group, LLC	190,606	$4.25		05/31/23
1	Spartanburg, SC	Rochling Automotive USA, LLP	150,000	$3.85		12/31/21
1	Spartanburg, SC	Pitney Bowes Presort Services, Inc.	30,000	$3.34		01/31/17
1	Spartanburg, SC	Fehrer Automotive North America, LLC	93,971	$3.49		12/31/21
1	Spartanburg, SC		—	$—
1	Spartanburg, SC	AFL Telecommunications, LLC	67,375	$4.46		07/31/20
4	Spartanburg, SC	McAleer Holdings, LLC New Cingular Wireless PCS, LLC Rank Distributors, LLC McAleer Holdings, LLC	385,115	$0.97		12/31/19 01/31/21 10/31/23 MTM
1	Spartanburg, SC	Innovative Fibers, LLC	116,413	$2.40		11/30/20
1	Duncan, SC	Coyne International Enterprises Corp. d/b/a Coyne Textile Services	100,000	$3.30		06/30/16
1	Duncan, SC	TW-Fitting-NA, LLC	105,000	$3.13		12/31/20
1	Charlotte, NC	Bay Valley Foods, LLC Parkway Advertising Corporation	541,910	$2.95		05/31/21 MTM
1	Minneapolis, MN		—	$—
1	Boston, MA	Best Buy Warehousing Logistics, Inc.	238,370	$7.45		07/31/19
1	Jacksonville, FL	Dr Pepper / Seven up, Inc.	601,500	$4.47		04/30/26
1	Dallas, TX	ConAgra Packaged Foods, LLC. XTO Resources I, LP	420,360	$4.27		04/30/25 MTM
1	Hebron, KY	Verst Group Logistics Inc.	189,400	$3.14		06/30/18
1	St. Augustine, FL	ConAgra Foods Packaged Foods, LLC	321,500	$5.07		07/31/19
1	Phoenix, AZ	Record Xpress of California, LLC Menlo Logistics, Inc. Duro Hilex Poly, LLC	169,264	$3.11		03/31/17 07/31/17 01/31/20
1	Dallas, TX	Whirlpool Corporation	1,020,000	$3.30		05/31/21
1	Denver, CO	Subaru of America, Inc.	406,959	$4.30		08/31/21
1	Chicago, IL	The Clorox International Company	1,350,000	$3.39		08/31/21
1	Kansas City, KS	The Coleman Company, Inc.	1,107,000	$4.30		01/31/20
1	Minneapolis, MN	Archway Marketing Services, Inc.	280,577	$6.00		01/31/26
1	Baltimore, MD	Noxell Corporation	800,797	$3.97		03/31/23
1	Baltimore, MD	Atlantic Auctions, LLC	3,400	$0.48	(3)	03/31/21
1	Baltimore, MD	Bob's Discount Furniture, LLC	672,000	$4.70		07/31/25
1	Goodyear, AZ	Amazon.Com.Azdc, Inc.	820,384	$5.51		09/30/19

Number of Properties	Location	Tenant(s)	Leased Square Feet	Contractual Base Rent Per Square Foot(1)	Term Expiry(2)
1	Spartanburg, SC	Lear Operations Corporation	156,800	$5.65	04/30/19
1	Indianapolis, IN	The Hartz Mountain Corporation	622,440	$3.13	12/31/23
1	Hawthorne, CA	Space Exploration Technologies Corp.	533,781	$6.27	01/31/23
1	East Saint Louis, IL	Medline Industries, Inc. Stellar Manufacturing Company	502,500	$3.24	07/31/19 01/31/20
1	Pittston / Wilkes-Barre, PA	Kimberly-Clark Global Sales, LLC	744,080	$4.50	12/31/17
1	Hazelton, PA	Amazon.com.dedc, LLC	615,600	$5.02	07/31/18
1	Pittston / Wilkes-Barre, PA	Entemann's Sales Company, Inc.	144,000	$5.68	07/31/17
1	Jessup / Scranton, PA	Haband Co., LLC Cardinal LG Company Two Chefs on a Roll, Inc.	140,800	$5.53	10/12/17 10/01/19 08/31/23
135	Subtotal		32,361,795
Office Properties
1	Emmaus, PA	Sovereign Bank	4,800	$33.52	02/28/19
1	Calabash, NC	PNC Bank, N.A.	2,048	$36.62	12/31/18
1	St. Louis, MO	Bank of America, N.A. NRT Missouri, LLC John L. Corley, Inc.	25,061	$11.22	12/31/17 12/31/19 03/31/22
1	Parsippany, NJ	CSC TKR, Inc. & Cablevision Lightpath-NJ, Inc. Solix, Inc	56,230	$23.57	06/30/18 05/31/21
1	Westlake Village, CA	Bank of America, N.A.	253,720	$12.73	12/31/20
1	Charlotte, NC	Time Warner Cable Southeast, LLC	113,600	$10.81	06/30/26
1	Irving, TX	Nokia Solutions and Networks US LLC	293,890	$17.50	05/31/19
1	Parsippany, NJ	Avis Budget Group, Inc.	212,535	$16.22	03/31/23
2	Plantation, FL	Clearview Tower Company, LLC Crawford & Company	239,616	$16.83	7/26/2020
1	Commerce, CA	Unified Western Grocers, Inc.	108,000	$21.03	12/31/19
1	Redondo Beach, CA	Northrop Grumman Systems Corporation	124,400	$19.41	04/30/19
1	San Diego, CA	REMEC, Inc. and REMEC Microwave, Inc. REMEC, Inc. and REMEC Microwave, Inc. REMEC, Inc. and REMEC Microwave, Inc. REMEC, Inc. and REMEC Microwave, Inc.	132,685	$20.70	04/30/17 04/30/17 04/30/17 04/30/17
1	Dallas, TX	InterCall, Inc. Encompass Staffing, Inc. Fairfax (US) Inc. NewFields Environmental & Engineering, LLC Teachers Insurance and Annuity Association of America	98,750	$16.82	02/29/16 04/30/16 11/30/18 04/30/20 10/31/23
1	Houston, TX	SBM Atlantia, Inc.	171,091	$19.25	06/30/22
1	Chantilly, VA	Lockheed Martin Corporation	71,507	$25.63	09/30/16
1	Chantilly, VA	General Services Administration	71,504	34.35	01/31/17
3	Oakland, CA	Comcast of California/Colorado/ Washington I, Inc.	219,631	$23.70	12/31/23
1	Hopkins, MN	Syngenta Seeds, Inc.	116,338	23.45	06/30/19
1	East Bay, CA	Carl Zeiss Meditec, Inc.	201,620	$18.70	09/30/19
1	San Diego, CA	Time Warner Cable Inc.	134,000	$21.00	02/28/18
1	Boston, MA	Nuance Communications, Inc.	200,605	$30.39	03/31/30
1	Northern, NJ	Eisai, Inc.	208,911	$24.84	12/31/21
1	Deerfield, IL	Markel Midwest, Inc.	99,566	$21.40	01/31/20
4	Sterling, VA	Raytheon Company Raytheon Company Raytheon Company Raytheon Company	634,549	$14.87	02/28/26 02/28/26 02/28/26 02/28/26

Number of Properties	Location	Tenant(s)	Leased Square Feet	Contractual Base Rent Per Square Foot(1)	Term Expiry(2)
1	Northern, NJ	Deloitte LLP	175,000	$27.09	07/31/20
1	Jersey City, NJ	Long Island Holding A LLC	409,272	$32.07	01/31/2016
1	Jersey City, NJ	New York SMSA Limited Partnership New Cingular Wireless PCS, LLC Tobmar International, Inc. Lord Abbett & Co. LLC Charles Komar & Sons, Inc.	431,458	$24.37	02/11/17 03/31/17 11/30/20 12/31/24 12/31/31
1	Phoenix, AZ	JPMorgan Chase Bank, National Association	396,180	$15.68	08/31/27
1	Philadelphia, PA	Endo Pharmaceuticals Inc.	299,809	$19.50	12/31/24
1	Tampa, FL	Ford Motor Credit Company, LLC	120,500	$15.00	03/31/21
2	Princeton, NJ	FMC Corporation	110,765	$17.00	07/31/30
1	Raleigh, NC	PPD Development, LLC	44,916	$11.59	11/30/23
1	Raleigh, NC	PPD Development LP	100,987	$21.64	11/30/23
1	Raleigh, NC	LSSI Corp PPD Development LP	115,748	$21.09	10/31/16 11/30/23
1	Coppell, TX	American Home Mortgage Servicing, Inc.	182,700	$14.85	12/06/16
1	Houston, TX	Det Norske Veritas (U.S.A.), Inc.	137,000	$17.68	06/30/25
1	Columbus, OH	Nationwide Mutual Insurance Company Nationwide Mutual Insurance Company	315,102	$12.33	05/31/18 05/31/19
1	Columbus, OH	Lane Bryant, Inc.	135,485	$12.98	01/31/19
1	Blue Ash, OH	Time Warner Entertainment Co., L.P. Citicorp North America, Inc.	175,695	$14.65	09/04/16 01/31/22
1	Blue Ash, OH	TW Telecom of Ohio, LLC Time Warner Entertainment Co., L.P. Woolpert, Inc. The Lincoln National Life Insurance Company FSN, Inc. Oracle America, Inc. Aerpio Therapeutics, Inc. Omya, Inc. Desalvo & Company, Inc. HDR Engineering, Inc. Lee Hecht Harrison, LLC Wilmington College Konica Minolta Business Solutions USA, Inc. J.T. Clark and Associates, Inc. Medical Solutions LLC AdvancePierre Foods, Inc.	164,937	$12.77	03/31/16 07/31/16 11/30/17 01/10/18 04/30/18 04/30/18 06/30/18 08/31/18 05/31/19 11/30/19 11/30/19 01/31/20 06/30/20 02/28/21 02/28/21 03/31/25
1	Blue Ash, OH	Federal Express Corporation Time Warner Entertainment Co., L.P. Time Warner Entertainment Co., L.P. International Business Machines Corporation Catholic Health Partners Mercy Health Partners of Southwest Ohio	177,879	$13.95	02/29/16 07/14/16 07/31/16 12/31/17 08/31/23 08/31/23
1	Miramar, FL	DeVry Inc.	94,060	$21.65	06/30/21
1	Miramar, FL	Royal Caribbean Cruises Ltd	128,540	$21.50	11/30/28
1	Lake Mary, FL	Florida Power Corporation	108,499	$15.78	10/31/21
1	Celebration, FL	Disney Vacation Development, Inc.	100,924	$25.85	06/15/21
1	Bloomington, MN	Rowland Shady Oak Properties, LLC NCS Pearson, Inc. Enventis Telecom Inc. Federal Express Corporation John Bergstrom	198,113	$19.11	03/31/16 05/31/17 07/23/18 MTM MTM
1	Bloomington, MN	Duke Realty Limited Partnership General Services Administration Hartford Fire Insurance Company A & J Management Services, LLC GSA - Customs and Border Patrol Federal Express Corporation Hiway Federal Credit Union United Parcel Service, Inc.	293,892	$22.41	05/24/16 05/24/16 11/30/18 10/31/20 10/31/29 MTM MTM MTM
1	Dallas, TX	Corphealth, Inc.	226,822	$16.70	06/30/23
1	Phoenix, AZ	Bank of America, N.A.	63,489	$8.87	06/30/23

Number of Properties	Location	Tenant(s)	Leased Square Feet	Contractual Base Rent Per Square Foot(1)	Term Expiry(2)
1	Phoenix, AZ	Bank of America, N.A. Bank of America, N.A.	196,911	$8.87	06/30/23 06/30/23
1	Phoenix, AZ	Cingular Wireless Sprint Spectrum, L.P. Bank of America, N.A.	63,622	$9.37	05/31/16 06/13/16 06/30/23
1	Phoenix, AZ	Bank of America, N.A.	63,592	$8.87	06/30/23
1	Mesa, AZ	Bank of America, N.A.	20,960	$8.87	06/30/23
1	Phoenix, AZ	Bank of America, N.A.	152,235	$10.73	06/30/23
1	Long Beach, CA	Bank of America, N.A.	11,722	$8.87	06/30/23
1	Bakersfield, CA	Bank of America, N.A.	13,465	$8.87	06/30/23
1	Compton, CA	Bank of America, N.A.	10,294	$8.87	06/30/23
1	El Segundo, CA	Bank of America, N.A.	12,141	$8.87	06/30/23
1	Escondido, CA	Bank of America, N.A.	20,913	$8.87	06/30/23
1	Fresno, CA	Bank of America, N.A.	20,125	$8.87	06/30/23
1	Gardena, CA	Bank of America, N.A.	24,687	$7.63	06/30/23
1	Glendale, CA	Bank of America, N.A. Federal Express Corporation	38,085	$8.88	06/30/23 MTM
1	Ontario, CA	Bank of America, N.A.	47,702	$6.83	06/30/23
1	Newport Beach, CA	Bank of America, N.A.	21,509	$8.87	06/30/23
1	Los Angeles, CA	Trilogy Eye Medical Group,Inc Bank of America, N.A. Bank of America, N.A.	14,868	$10.81	01/31/18 06/30/23 06/30/23
1	Lynwood, CA	Bank of America, N.A. Federal Express Corporation	11,096	$8.87	06/30/23 MTM
1	North Hollywood, CA	Bank of America, N.A. Bank of America, N.A. Verdugo Management & Inv, Inc.	23,162	$8.77	06/30/23 06/30/23 MTM
1	Sacramento, CA	Real Life Church Bank of America, N.A. Bank of America, N.A.	15,827	$9.05	02/28/19 06/30/23 06/30/23
1	Sacramento, CA	Bank of America, N.A.	9,900	$8.87	06/30/23
1	Los Angeles, CA	Bank of America, N.A.	9,046	$8.87	06/30/23
1	Pomona, CA	Bank of America, N.A. Bank of America, N.A. Federal Express Corporation	28,734	$8.23	06/30/23 06/30/23 MTM
1	Riverside, CA	Bank of America, N.A.	35,803	$8.87	06/30/23
1	Salinas, CA	Bank of America, N.A.	21,001	$8.87	06/30/23
1	San Bernadino, CA	Bank of America, N.A.	30,645	$6.19	06/30/23
1	Santa Barbara, CA	Bank of America, N.A.	23,373	$8.87	06/30/23
1	Santa Maria, CA	Bank of America, N.A.	20,505	$8.87	06/30/23
1	Mission Hills, CA	Sion Nobel, M.D. Bank of America, N.A.	14,826	$11.41	09/30/16 06/30/23
1	Bakersfield, CA	Bank of America, N.A. Bank of America, N.A.	15,548	$8.87	06/30/23 06/30/23
1	Sunnyvale, CA	Bank of America, N.A.	31,691	$8.87	06/30/23
1	Torrance, CA	Bank of America, N.A.	13,516	$7.81	06/30/23
1	Ventura, CA	Bank of America, N.A.	16,024	$8.87	06/30/23
1	Long Beach, CA	Bank of America, N.A.	9,626	$8.87	06/30/23
1	Tampa, FL	Clear Channel Outdoor Bank of America, N.A. Brinks, Inc.	68,867	$9.16	03/31/21 06/30/23 MTM
1	Clearwater, FL	Bank of America, N.A.	14,994	$7.83	06/30/23

Number of Properties	Location	Tenant(s)	Leased Square Feet	Contractual Base Rent Per Square Foot(1)	Term Expiry(2)
1	Jacksonville, FL	Powertel Verizon Wireless Sprint Com, Inc. Global Tower, LLC Comcast Cable Communications Management, LLC Bank of America, N.A.	249,566	$9.49	10/08/16 08/31/19 12/31/19 01/31/20 12/01/20 06/30/23
1	Jacksonville, FL	Bank of America, N.A. Bank of America, N.A.	121,315	$8.87	06/30/23 06/30/23
1	Jacksonville, FL	Bank of America, N.A. Bank of America, N.A.	114,148	$8.87	06/30/23 06/30/23
1	Jacksonville, FL	Comcast Cable Communications Management, LLC Bank of America, N.A. Bank of America, N.A.	173,160	$8.87	12/01/20 06/30/23 06/30/23
1	Jacksonville, FL	Bank of America, N.A. Bank of America, N.A.	116,891	$8.87	06/30/23 06/30/23
1	Jacksonville, FL	Bank of America, N.A. Bank of America, N.A.	297,026	$8.87	06/30/23 06/30/23
1	Jacksonville, FL	Bank of America, N.A. Bank of America, N.A. Bank of America, N.A.	117,722	$8.87	06/30/23 06/30/23 06/30/23
1	Jacksonville, FL	Bank of America, N.A.	21,425	$8.87	06/30/23
1	Jacksonville, FL	tw telecom of florida l.p. Bank of America, N.A.	4,587	$9.79	12/31/16 06/30/23
1	Jacksonville, FL	Bank of America, N.A.	21,879	$8.87	06/30/23
1	Hialeah, FL	Bank of America, N.A.	10,678	$8.87	06/30/23
1	Port Charlotte, FL	Children's Network of SW FL Bank of America, N.A.	13,072	$11.40	11/30/16 06/30/23
1	Jacksonville, FL	Bank of America, N.A.	6,658	$8.87	06/30/23
1	Miami Lakes, FL	Bank of America, N.A.	115,749	$8.87	06/30/23
1	Tampa, FL	Bank of America, N.A.	19,201	$8.57	06/30/23
1	Savannah, GA	Bank of America, N.A.	21,625	$8.87	06/30/23
1	Overland Park, KS	Bank of America, N.A.	12,158	$4.58	06/30/23
1	Annapolis, MD	Bank of America, N.A.	18,432	$8.87	06/30/23
1	Baltimore, MD	Bank of America, N.A.	18,017	$8.87	06/30/23
1	Richland, MO	Bank of America, N.A. Bank of America, N.A.	9,627	$8.68	06/30/23 06/30/23
1	Springfield, MO	Bank of America, N.A.	15,221	$8.87	06/30/23
1	Springfield, MO	CareerSpecific Inc. Bank of America, N.A.	14,835	$9.38	03/31/20 06/30/23
1	Carrollton, TX	Bank of America, N.A.	14,941	$8.23	06/30/23
1	Houston, TX	Bank of America, N.A.	37,719	$8.87	06/30/23
1	Mission, TX	Bank of America, N.A.	13,088	$8.42	06/30/23
1	Bellingham, WA	Bank of America, N.A.	22,406	$8.87	06/30/23
1	Spokane, WA	Bank of America, N.A. Qwest Corporation	73,628	$7.57	06/30/23 MTM
1	Nashville, TN	ARAMARK Corporation	88,958	$14.00	06/30/29
1	Malvern, PA	Fujirebio Diagnostics, Inc.	190,597	$8.79	03/31/30
1	Burbank, CA	Deluxe Entertainment Services Group, Inc.	95,000	$14.63	07/31/26
1	Coventry, UK	Ericsson Limited	50,502	$10.59	12/19/16
122	Subtotal		11,749,275

Number of Properties	Location	Tenant(s)	Leased Square Feet	Contractual Base Rent Per Square Foot(1)		Term Expiry(2)
Specialty Industrial Properties
1	East Brunswick, NJ	Con-Way Freight, Inc.	33,664	$28.57		01/31/19
1	Atlanta, GA	FedEx Freight, Inc.	129,535	$5.05		05/31/20
1	Deer Park, NY	YRC Inc.	18,396	$16.49		12/31/19
1	Elkridge, MD	New Penn Motor Express, Inc.	33,572	$15.20		05/31/19
1	Houston, TX	YRC Inc.	101,940	$5.59		05/31/19
1	Orlando, FL	YRC Inc.	46,458	$8.43		01/31/19
1	Franklin Park, IL	Enterprise Leasing Company of Chicago, LLC	22,872	$2.42	(3)	04/30/21
1	Chicago, IL	North American Central School Bus Holding Company, LLC	36,500	$2.21	(3)	10/31/22
1	Milford, CT	FedEx Freight East, Inc.	24,700	$18.46		02/29/20
1	Hutchins, TX	Adesa Texas, Inc.	196,366	$0.67	(3)	07/31/29
1	Medley, FL	LKQ Crystal River, Inc	10,266	$1.03	(3)	07/31/22
1	Medley, FL	LKQ Crystal River, Inc	3,262	$0.83	(3)	07/31/22
1	Medley, FL	Clear Channel Outdoor, Inc LKQ Crystal River, Inc	13,875	$1.08	(3)	12/31/21 07/31/22
1	Santa Clara, CA	Enterprise Rent-A-Car Company	5,066	$3.66	(3)	03/31/21
14	Subtotal		676,472
Specialty Retail Properties
1	Reston, VA	Healthy Way of Life II, LLC	114,441	$18.74		06/30/35
1	Colorado Springs, CO	Healthy Way of Life II, LLC	179,175	$13.06		06/30/35
1	Mansfield, TX	Healthy Way of Life II, LLC	129,155	$13.59		06/30/35
1	Canton, MI	Healthy Way of Life II, LLC	105,010	$16.09		06/30/35
1	Collierville, TN	Healthy Way of Life II, LLC	112,110	$15.94		06/30/35
1	Deerfield, OH	Healthy Way of Life II, LLC	127,040	$12.69		06/30/35
1	South Tulsa (Bixby), OK	Healthy Way of Life II, LLC	114,441	$14.48		06/30/35
1	Centennial, CO	Healthy Way of Life II, LLC	129,182	$16.10		06/30/35
1	Eden Prairie, MN	Healthy Way of Life II, LLC	176,704	$8.53		06/30/35
9	Subtotal		1,187,258
Data Center Properties
1	El Segundo, CA	Equinix Operating Co., Inc.	106,885	$35.23		12/31/25
1	Richardson, TX	Ericsson Ltd.	121,068	$6.00		09/30/16
2	Subtotal		227,953
282	TOTAL WHOLLY-OWNED PORTFOLIO		46,202,753
OUR UNCONSOLIDATED EQUITY INVESTMENTS PORTFOLIO:
Industrial Properties
1	Phoenix, AZ	Amazon.com	1,009,351	$4.65		10/31/21
1	Jacksonville, FL	Unilever	772,210	$3.77		8/31/18
1	Dallas, TX	Unilever	822,550	$2.92		8/31/18
1	Whitestown, IN	Amazon.com	1,036,573	$4.05		4/30/21
1	West Jefferson, OH	Kellogg's	1,142,400	$3.32		3/31/19
1	Plainfield, IN	Prime Distribution Services	1,200,420	$3.39		5/31/19
1	Tampa, FL	Iron Mountain	136,212	$6.63		8/31/25
1	South Normanton, UK	Unidrug	208,423	$3.00		3/31/17
1	Northampton, UK	GE Lighting	186,618	$3.72		3/31/17
1	Rhine-Ruhr, Germany	Metsa Tissue	391,494	$2.76		11/30/16
1	Hamburg, Germany	LK Logistics	453,979	$2.59		5/31/17
1	Munich, Germany	DSV	225,106	$5.92		7/31/18
1	Munich, Germany	Amazon	1,157,836	$4.03		4/30/22

Number of Properties	Location	Tenant(s)	Leased Square Feet	Contractual Base Rent Per Square Foot(1)	Term Expiry(2)
1	Munich, Germany	DHL	73,367	$7.93	11/30/21
1	Rugby, UK	Exel Europe Ltd	146,491	$3.43	9/30/16
1	Rhine-Ruhr, Germany	Amazon	1,212,024	$4.16	3/31/23
1	Frankfurt, Germany	Geodis Poco Domaine	442,816	$3.77	7/31/19 3/31/23
1	Bremen, Germany	Lear	320,463	$5.11	12/31/22
1	Lille, France	Amazon	1,073,714	$4.38	9/30/25
1	Durrholz, Germany	Reifen Gundlach GmbH	432,698	$3.53	4/19/25
1	Oud-Beijerland, Netherlands	Paardekooper Verpakkingen B.V.	239,788	$4.24	8/17/30
1	Breda, Netherlands	Mooy Logistics	206,161	$4.80	4/30/26
1	Juechen, Germany	Polo Motorrad und Sportswear GmbH BBQ-Live GmbH	381,494	$5.72	4/30/24 12/31/17
1	Kolejowa, Poland	Raben Polska	305,314	$3.02	12/2/25
1	Strykow, Poland	Raben Polska	764,228	$2.56	12/2/22
1	Venray, Netherlands	Inalfa Roof Systems B.V.	301,389	$5.71	12/3/30
1	Uden, Netherlands	Van den Heuvel	289,732	$3.73	12/1/26
27	Subtotal		14,932,851
Office Properties
1	Franklin, TN	Verizon Wireless	180,147	$18.10	10/31/18
1	Lake Forest, IL	Akorn, Inc. IDEX Corp (1/2) IDEX (2/2) Omron Healthcare Praxis Management	98,304	$19.37	5/31/18 7/31/21 7/31/21 2/28/22 7/31/21
1	Ft. Lauderdale, FL	Apotex Corp. BB&T Insurance Services, Breier, Seif, Silverman Community Bank of Broward Duke Realty Services L.P. Duke Realty Services L.P. Gamma Consulting Merrill Lynch Omniangle Technologies Optime Consulting, Inc. TRG Management Co. of FL Wealth Coach Svs. Corp Zager Associates, LLC.	76,811	$17.01	5/31/18 12/31/18 1/31/16 3/31/23 11/30/17 11/30/17 7/31/19 9/30/20 2/28/18 9/30/18 9/30/16 4/30/16 11/30/17
1	Ft. Lauderdale, FL	Castle Pines Capital Int'l DP Fitness Centers, LLC General Services Admin Northern Trust, N.A. Rockwell Automation Sanford Brands, L.P. Wells Fargo Bank Lee D. Glassman, P.A. RGN-Weston I, LLC KVO Associates	93,583	$25.64	12/31/18 5/31/16 4/30/19 2/28/21 12/31/17 4/30/18 9/30/18 5/31/17 3/31/24 4/30/22
1	Ft. Lauderdale, FL	Ultimate Software Group	94,055	$22.85	12/31/20
1	Ft. Lauderdale, FL	General Services Admin	96,175	$31.64	4/30/19
1	Somerset, NJ	Philips Holding, USA Inc.	199,900	$18.81	12/31/21
1	Morristown, NJ	U.S. Bank National Association	12,324	$20.79	10/31/18
		Wells Fargo Bank, N.A.	8,321	$6.13
1	Zaandam, Netherlands	Hornbach Baumarkt AG	151,190	$10.33	1/13/24
1	Kerkade, Netherlands	Hornbach Baumarkt AG	131,729	$10.38	1/13/24

Number of Properties	Location	Tenant(s)	Leased Square Feet	Contractual Base Rent Per Square Foot(1)	Term Expiry(2)
1	Potsdam, Germany	Hornbach Baumarkt AG	142,902	$7.71	4/30/25
1	Fredersdorf-Vogelsdorf, Germany	Hornbach Baumarkt AG	161,448	$8.34	4/30/25
1	Shanghai, China	Guangdong Bank	462,304	$26.13	6/30/16
1	Tianjin, China		—	—	—
14	Subtotal		1,909,193
41	TOTAL UNCONSOLIDATED EQUITY INVESTMENT PORTFOLIO		16,842,044
323	TOTAL PORTFOLIO		63,044,797

(1)	Represents contractual base rent per square foot in effect as of December 31, 2015. Contractual base rent per square foot for specialty industrial properties is based upon land square feet.

(2)	Term expiry represents the date on which the current lease will expire should the parties to the lease elect to not exercise a term extension option or provision.

(3)	Contractual base rent per square foot for property based on land square feet due to nature of property.
Unconsolidated Equity Investments
Duke — In connection with the Merger, we acquired an 80% ownership interest in the Duke Joint Venture, which is a joint venture that invests in office and industrial properties in the United States, which are managed by Duke Realty, or Duke, our joint venture partner. Duke is entitled to receive fees in connection with the services it provides to the Duke Joint Venture, including asset management, construction, development, leasing and property management services. There were thirteen properties in the portfolio as of December 31, 2015.
Goodman Europe — In connection with the Merger, we acquired an 80% ownership interest in the Goodman Europe Joint Venture, which is a joint venture that invests in logistics focused warehouse/distribution/logistics properties in France and Germany, which are managed by Goodman, our joint venture partner. There were nine properties in the portfolio as of December 31, 2015.
Goodman UK — In connection with the Merger, we acquired an 80% ownership interest in the Goodman UK Joint Venture, which is a joint venture that invests in logistics focused warehouse/distribution/logistics properties in the United Kingdom, which are managed by Goodman, our joint venture partner. There were three properties in the portfolio as of December 31, 2015.
Gramercy European Property Fund — We formed a private real estate investment fund with several equity investment partners in December 2014, which invests predominantly in single-tenant industrial, office, and specialty retail assets throughout Europe. The equity investors have committed approximately $382,886 (€352,500) in equity capital, including $54,310 (€50,000) from us. There were 12 properties in the portfolio as of December 31, 2015.
Morristown — In October 2015, we sold our interest in an office property located in Morristown, New Jersey and concurrently, we entered into a joint venture agreement for a 50% interest in the property with 21 South Street. In October 2015, the Morristown Joint Venture entered into a leasing and construction management agreement to complete specific improvements at the property.
CBRE Strategic Partners Asia — In connection with the Merger, we acquired a 5.07% ownership interest in a real estate investment fund in China. CBRE Strategic Partners Asia has an investment manager, who is entitled to an annual management fee and acquisition fees. There were two properties in the portfolio as of December 31, 2015.
Philips Building — We own a 25% interest in Philips HQ JV, which is owner of a fee interest in an office building located in Somerset, New Jersey which is 100% net leased to Philips Holdings, USA Inc., a wholly-owned subsidiary of Royal Philips Electronics, through December 2021. The property is financed by a $40,424 fixed-rate mortgage note with maturity in September 2035. The loan had an anticipated repayment date in September 2015 and, as such, distributions from the property began paying down the loan in September 2015.

Leased Properties
Our corporate offices at 521 Fifth Avenue, 30th Floor, New York, New York are subject to an operating lease agreement with 521 Fifth Fee Owner, LLC, an affiliate of SL Green, effective as of September 2013. The lease is for approximately 6,580 square feet and expires in 2023 with rents of approximately $368 per annum for year one rising to $466 per annum in year ten.
Our regional management office located at 550 Blair Mill Road, Suite 120, Horsham, Pennsylvania, is subject to an operating lease with an affiliate of KBS. The lease is for approximately 13,000 square feet, and expires on April 30, 2018, with rents of approximately $151 per annum for year one rising to $221 per annum in year four.
Our regional management office located at 130 South Bemiston Ave, Clayton, Missouri is subject to an operating lease with Clayton Bemiston Owner, LLC. The lease expires on December 31, 2016, with a renewal option of 12 months. The lease is for approximately 1,100 square feet and is subject to rents of $21 per annum for year one, rising to $22 per annum in year three.
Our regional management office located at 47 Hulfish, Princeton, New Jersey is subject to an operating lease with PSN Partners, LP. The lease expires on December 31, 2018, is for 10,681 square feet, and is subject to rents of $509 in 2016 and $523 in 2017.
Our regional management office located at 515 South Flower Street, Los Angeles, California is subject to rent of $25 in 2016 through the time of its expiration in February 2016.
The office location for Gramercy Europe Asset Management is located at 15 Bedford Street, London WC2E 9HE, United Kingdom is subject to an operating lease that expires in January 2020, with rents of approximately $156 per annum, which are subject to annual review.
Development Plans
As of December 31, 2015, our plans for development are primarily focused on performing property improvements specified in leases as well as pursuing potential build-to-suit transactions, where a tenant has signed a lease in advance of construction, and a developer or builder bears the risk of completion on-time and on-budget. We may renovate, improve, expand or repair existing properties where we believe the incremental investment increases the value of the property and the incremental capital can be invested at attractive risk-adjusted returns. We will, from time to time acquire adjacent land parcels to properties in our portfolio in order to accommodate expansions of existing properties. We had one build-to-suit transaction pursuant to which we committed to construct an approximately 118,000 square foot cold storage facility in Hialeah Gardens, Florida, which was completed in the third quarter of 2014. We entered into two build-to-suit transactions in 2015.

ITEM 3.	LEGAL PROCEDINGS
Legacy Gramercy, its board of directors, Chambers Street, and/or Merger Sub are named as defendants in two pending putative class action lawsuits brought by purported Legacy Gramercy stockholders challenging the Merger. Two suits that were separately filed in New York Supreme Court, New York County, captioned (i) Berliner v. Gramercy Property Trust, et al., Index No. 652424/2015 (filed July 9, 2015) and (ii) Gensler v. Baum, et al., Index No. 157432/2015 (filed July 22, 2015), have been consolidated into a single action under the caption In re Gramercy Property Trust Stockholder Litigation, Index No. 652424/2015 (the “New York Action”). In addition, four suits that were separately filed in Circuit Court for Baltimore City, Maryland, captioned (i) Jobin v. DuGan, et al., Case No. 24-C-15-003942 (filed July 27, 2015); (ii) Vojik v. Gramercy Property Trust, et al., Case No. 24-C-15-004412 (filed August 25, 2015); (iii) Hoffbauer et al. v. Chambers Street Properties, et al., 24-C-15-004904 (filed September 24, 2015) (originally filed as two separate suits in the Circuit Court for Baltimore County, Maryland, captioned Plemons v. Chambers Street Properties, et al., Case No. 03-C-15-007943 (filed July 24, 2015) and Hoffbauer et al. v. Chambers Street Properties, et al., Case No. 03-C-15-008639 (filed August 12, 2015), and refiled as a single action in the Circuit Court for Baltimore County on September 24, 2015); and (iv) Morris v. Gramercy Property Trust, et al., Case No. 24-C-15-004972 (filed September 28, 2015) have been consolidated into a single action under the caption Glenn W. Morris v. Gramercy Property Trust Inc. et al., Case No. 24-C-15-004972 (the “Maryland Action,” and together with the New York Action, the “Actions”). The complaints allege, among other things, that the directors of Legacy Gramercy breached their fiduciary duties to the Legacy Gramercy stockholders by agreeing to sell the company for inadequate consideration and agreeing to improper deal protection terms in the merger agreement, and that the preliminary joint proxy statement/prospectus filed with the SEC on Form S-4 on September 11, 2015 was materially incomplete and misleading. The complaints also allege that Chambers Street, Merger Sub and/or Legacy Gramercy aided and abetted these purported breaches of fiduciary duty. The amended complaint in the Morris consolidated action also asserts derivative claims on behalf of Legacy Gramercy for breach of fiduciary duty against the directors of Legacy Gramercy. Plaintiffs seek, among other things, an injunction barring the Merger, rescission of the Merger to the extent it is already implemented, declaratory relief, an award of damages and/or costs/attorney fees.
On December 7, 2015, the parties to the Actions entered into a Memorandum of Understanding, or the MOU, which provides for the settlement of the Actions. While the defendants in the Actions continue to vigorously deny all allegations of wrongdoing, fault, liability or damage to any of the plaintiffs or the class of stockholders of Legacy Gramercy, and believe that no supplemental disclosure is required under the applicable law, in order to (i) avoid the burden, inconvenience, expense and distraction of further litigation in connection with the Actions, (ii) finally put to rest and terminate all of the claims that were or could have been asserted against the defendants in the Actions and (iii) permit the Merger to proceed without risk of the courts in New York or Maryland ordering an injunction or damages in connection with the Actions, Chambers and Legacy Gramercy agreed, without admitting any liability or wrongdoing, pursuant to the terms of the MOU, to make certain supplemental disclosures related to the proposed Merger, which were set forth in Legacy Gramercy's Current Report on Form 8-K filed with on December 7, 2015.
The MOU contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including, among other things, confirmatory discovery and court approval following notice to Legacy Gramercy's stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which a court will consider the fairness, reasonableness and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims by stockholders of Legacy Gramercy challenging any aspect of the proposed Merger, the Merger Agreement and any disclosure made in connection therewith, pursuant to terms that will be set forth in the notice sent to Legacy Gramercy stockholders prior to final approval of the settlement. In addition, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will file a petition for an award of attorneys’ fees and expenses to be paid by Gramercy or its successor. There can be no assurance that the court will approve the settlement. In the event that the settlement is not approved or that the conditions are not satisfied, the settlement may be terminated.
On October 1, 2015, a putative class action lawsuit was filed in the Superior Court of New Jersey, Law Division, Mercer County by a purported shareholder of Chambers Street. The action, captioned Elstein v. Chambers Street Properties et al., Docket No. L-002254-15 (the “New Jersey Action”), names as defendants Chambers Street, its board of trustees and the Legacy Gramercy. The complaint alleges, among other things, that the trustees of Chambers Street breached their fiduciary duties to Chambers Street’s shareholders by agreeing to the Merger after a flawed sales process and by approving improper deal protection terms in the merger agreement, and that Legacy Gramercy aided and abetted these purported breaches of fiduciary duty. The complaint also alleges that the preliminary joint proxy statement/prospectus was materially misleading and incomplete. Plaintiffs seek, among other things, an injunction barring the Merger, rescission of the Merger to the extent it is already implemented, declaratory relief and an award of damages.

On December 3, 2015, the parties to the New Jersey Action entered into a Stipulation of Settlement providing for the settlement of the New Jersey Action. While the defendants in the New Jersey Action continue to vigorously deny all allegations of wrongdoing, fault, liability or damage to any of the plaintiffs or the class of shareholders of Chambers, and believe that no supplemental disclosure is required under the applicable law, in order to (i) avoid the burden, inconvenience, expense and distraction of further litigation in connection with the New Jersey Action, (ii) finally put to rest and terminate all of the claims that were or could have been asserted against the defendants in the New Jersey Action and (iii) permit the Merger to proceed without risk of the Superior Court of New Jersey ordering an injunction or damages in connection with the New Jersey Action, Chambers and Legacy Gramercy agreed, without admitting any liability or wrongdoing, pursuant to the terms of the Stipulation of Settlement, to make certain supplemental disclosures related to the proposed Merger, all of which were set forth in Legacy Gramercy's Current Report on Form 8-K filed with on December 7, 2015. The Stipulation of Settlement is subject to customary conditions, including court approval following notice to the Chambers shareholders. If the settlement is finally approved by the court, it will resolve and release all claims by shareholders of Chambers challenging any aspect of the proposed Merger, the Merger Agreement and any disclosure made in connection therewith, including in the Definitive Proxy Statement, pursuant to terms that will be set forth in the notice sent to Chambers’ shareholders prior to final approval of the settlement. There can be no assurance that the court will approve the settlement. In the event that the settlement is not approved or that the conditions are not satisfied, the settlement may be terminated.
The defendants believe the lawsuits are without merit.
In December 2010, we sold our 45% joint venture interest in the leased fee of the 2 Herald Square property in New York, New York, for approximately $25.6 million plus assumed mortgage debt of approximately $86.1 million or the 2 Herald Sale Transaction. Subsequent to the closing of the transaction, the New York City Department of Finance, or the NYC DOF, and New York State Department of Taxation, or the NYS DOT, issued notices of determination assessing, in the case of the NYC DOF notice, approximately $2.9 million of real property transfer tax, plus interest, and, in the case of the NYS DOT notice, approximately $446 thousand of real property transfer tax, plus interest, collectively, the Transfer Tax Assessments, against us in connection with the 2 Herald Sale Transaction. We believe that the NYC DOF and NYS DOT erred in issuing the Transfer Tax Assessments and intend to vigorously defend against same.
In September 2013, we filed a petition challenging the NYC DOF Transfer Tax Assessment with the New York City Tax Appeal Tribunal. In July 2014, we filed a similar petition challenging the NYS DOT Transfer Tax Assessment. Trial of our NYC DOF Transfer Tax Assessment appeal was completed in December 2014.
In April 2015, the New York City Tax Appeals Tribunal, or the NYC Tribunal, rendered an opinion denying our petition challenging the NYC DOF Transfer Tax Assessment and ruled that we are liable for the NYC DOF Transfer Tax Assessment. In July 2015, we appealed the adverse decision of the NYC Tribunal. A decision on our appeal is expected in 2016.
No decision has yet been rendered in connection with the NYS DOT Transfer Tax Assessment, which we anticipate will be set for trial by mid-2016.
In April 2015, to stop the accrual of additional interest while our appeal is pending, we paid the NYC DOF $4,025 in full satisfaction of the NYC DOF Transfer Tax Assessment and the NYS DOT $617 in full satisfaction of the NYS DOF Transfer Tax Assessment.
There was $4,454 accrued as of December 31, 2014 including $271 of additional interest recorded in discontinued operations for the matter for the year ended December 31, 2014. There was $68 of additional interest recorded in discontinued operations for the matter for the year ended December 31, 2015.
In connection with our property acquisitions and the Merger, we determined that there is a risk we will have to pay future amounts to tenants related to continuing operating expense reimbursement audits. We have estimated a range of loss and determined that its best estimate of total loss is $8,000, including $1,000 related to the Merger, which has been accrued and recorded in other liabilities as of December 31, 2015. We have determined that there is a reasonable possibility that a loss may be incurred in excess of $8,000 and estimates this range to be $8,000 to $18,000.
In addition, we and/or one or more of our subsidiaries are party to various litigation matters that are considered routine litigation incidental to its business, none of which are considered material.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
We were formed as a Maryland REIT in March 2004 and commenced operations in July 2004 following an initial private placement of our common shares. In May 2013, we listed our common shares on the NYSE under the symbol “CSG.” Following the Merger in December 2015, we changed our NYSE trading symbol to “GPT.” On February 25, 2016, the reported closing sale price per share on the NYSE was $7.56 and there were approximately 1,898 holders of record. This number does not include shareholders’ shares held in nominee or street name. The table below sets forth the quarterly high and low sales prices of our common shares on the NYSE for the years ended December 31, 2015 and 2014 and the distributions paid by us with respect to the periods indicated. Share price and dividends declared prior to December 17, 2015 reflect share price and dividend declaration data for Legacy Gramercy, adjusted for the Merger.

	2015(1)			2014(1)
Quarter Ended	High	Low	Dividends	High	Low	Dividends
March 31	$9.32	$8.31	$0.063	$4.93	$4.02	$0.044
June 30	$8.97	$7.28	$0.069	$4.94	$4.05	$0.044
September 30	$7.80	$6.51	$0.069	$5.10	$4.59	$0.044
December 31	$8.67	$6.29	$0.078	$5.57	$4.53	$0.063

(1)	Share price and dividends declared prior to March 23, 2015 have been adjusted for the 1-for-4 reverse stock split that was effective after the close of trading on March 20, 2015.
Subsequent to December 31, 2015, our board of trustees authorized a first quarter 2016 dividend of $0.11 per common share, payable on April 15, 2016 to shareholders of record as of the close of business on March 31, 2016.
Dividends
If dividends are declared in a quarter, those dividends will be paid during the subsequent quarter. We expect to continue our policy of distributing our taxable income through dividends to maintain REIT status, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial condition. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Dividends,” for additional information regarding our dividends.
To maintain our qualification as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital for operations. In accordance with the provisions of our charter, we may not pay any dividends on our common shares until all accrued dividends and the dividend for the then current quarter on the Series B Preferred Shares are paid in full.
In the third quarter of 2014, we issued 3,500,000 shares of Series B Cumulative Redeemable Preferred Stock, or 7.125% Series B Preferred Stock, priced at liquidation preference $25.00 per share, and issued through a public offering, and redeemed all of the outstanding shares of our 8.125% Series A Cumulative Redeemable Preferred Stock at a redemption price of $25.32161 per share, equal to the sum of the $25.00 per share redemption price and a quarterly dividend of $0.32161 prorated to the redemption date of September 12, 2014. Upon closing of the Merger on December 17, 2015, each of Legacy Gramercy's 3,500,000 shares of 7.125% Series B Preferred Stock was exchanged for one share of New Gramercy's 7.125% Series A Preferred Shares, or Series A Preferred Shares, which have the same preferences, rights and privileges as the Series B Preferred Stock. Holders of the Series A Preferred Shares are entitled to receive annual dividends of $1.78125 per share on a quarterly basis and dividends are cumulative, subject to certain provisions.

Common Units and Recent Sales of Unregistered and Registered Securities
Upon closing of the Merger on December 17, 2015, holders of shares of Legacy Gramercy common stock received 3.1898 shares of Chambers common stock for each share of Legacy Gramercy common stock they owned, which equated to an inverse exchange ratio of 0.313 shares of Legacy Gramercy common stock for each share of our common stock.
In April 2015, we completed an underwritten public offering of 31,180,295 shares of our common stock, which includes the exercise in full by the underwriters of their option to purchase up to 4,066,995 additional shares of common stock. The shares of common stock were issued at a public offering price of $8.70 per share and the net proceeds from the offering were approximately $259,325, after expenses.
On March 20, 2015, we completed a 1-for-4 reverse stock split of our common stock and outstanding Class A limited partnership units of Legacy Gramercy's operating partnership, or Legacy OP Units. The reverse stock split applied to all outstanding common shares and therefore did not affect any shareholder’s relative ownership percentage.
On July 31, 2014, we issued 944,601 Legacy OP Units in connection with the acquisition of three properties. The issuance of the shares was exempt from registration under the Securities Act, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering. Legacy OP Units may be redeemed by the holder for cash equal to the then fair market value of 3.1898 of our common shares, par value $0.01 per share, except that we may, at our election, exchange each Legacy OP Unit for 3.1898 of our common shares. During the years ended December 31, 2015 and 2014, 453,129 and 1,149,009 Legacy OP Units, respectively, were converted on a one-for-one basis into shares of Legacy Gramercy's common stock. As of December 31, 2015, there are 1,410,909 common shares reserved for issuance upon redemption of the Legacy OP Units.
Stock Performance Graph
This graph compares the performance of our shares with the Standard & Poor’s 500 Composite Index and the NAREIT All REIT Index, with stock prices prior to the closing of the Merger on December 17, 2015 retroactively adjusted for the 3.1898 Merger exchange ratio. This graph assumes $100 invested on December 31, 2010 and assumes the reinvestment of dividends.

GPT Total Return
Total Return
S&P 500 Total Return
FTSE EPRA/NAREIT US
300.00
250.00
200.00
150.00
100.00
50.00
0.00
-50.00
12/31/2010
3/31/2011
6/30/2011
9/30/2011
12/31/2011
3/31/2012
6/30/2012
9/30/2012
12/31/2012
3/31/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015

Equity Compensation Plan Information
The following table summarizes information, as of December 31, 2015, relating to our equity compensation plans pursuant to which our common shares or other equity securities may be granted from time to time.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2013 Equity Incentive Plan	337,431	$11.68	3,284,308
Total	337,431	$11.68	3,284,308

ITEM 6.	SELECTED FINANCIAL DATA
The following tables set forth our selected financial data and should be read in conjunction with our financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Form 10-K. Certain prior year balances have been reclassified to conform with the current year presentation for assets classified as discontinued operations.

Operating Data (In thousands, except share and per share data)

	For the year ended December 31,
	2015	2014	2013	2012	2011
Total revenues	$237,272	$107,940	$56,704	$36,821	$7,772
Property operating expenses	42,076	21,120	1,411	1,846	(4,152)
Property management expenses	19,446	17,500	20,868	21,380	10,099
Depreciation and amortization	97,654	36,408	5,675	256	136
General and administrative expenses	19,794	18,416	18,210	25,335	22,150
Acquisition and merger-related expenses	61,340	6,171	2,808	111	—
Total operating expenses	240,310	99,615	48,972	48,928	28,233
Operating Income (Loss)	(3,038)	8,325	7,732	(12,107)	(20,461)
Other Income (Expense)
Interest expense	(34,663)	(16,586)	(1,732)	—	—
Net impairment recognized in earnings	—	(4,816)	(2,002)	—	—
Loss on derivative instruments	—	(3,300)	(115)	—	—
Equity in net income (loss) of unconsolidated equity investments	(1,107)	1,959	(5,662)	(2,904)	121
Gain on remeasurement of previously held joint venture	—	72,345	—	—	—
Loss on extinguishment of debt	(9,472)	(1,925)	—	—	—
Income (loss) from continuing operations before provision for taxes	(48,280)	56,002	(1,779)	(15,011)	(20,340)
Provision for taxes	(2,153)	(809)	(6,393)	(3,330)	(563)
Income (loss) from continuing operations	(50,433)	55,193	(8,172)	(18,341)	(20,903)
Income (loss) from discontinued operations	875	(524)	392,999	(153,207)	358,380
Income (loss) before net gains on disposals	(49,558)	54,669	384,827	(171,548)	337,477
Net gains on disposals	839	—	—	—	—
Net income (loss)	(48,719)	54,669	384,827	(171,548)	337,477
Net loss attributable to noncontrolling interest	791	236	—	—	—
Net income (loss) attributable to Gramercy Property Trust	(47,928)	54,905	384,827	(171,548)	337,477
Preferred share redemption costs	—	(2,912)	—	—	—
Preferred share dividends	(6,234)	(7,349)	(7,162)	(7,162)	(7,162)
Net income (loss) available to common shareholders	$(54,162)	$44,644	$377,665	$(178,710)	$330,315
Net income (loss) per common share – Basic (1)	$(0.30)	$0.53	$7.70	$(3.44)	$6.58
Net income (loss) per common share – Diluted (1)	$(0.30)	$0.52	$7.70	$(3.44)	$6.58
Basic weighted average common shares outstanding (1)	182,096,149	83,582,183	49,043,852	51,976,462	50,229,102
Diluted weighted average common shares and common share equivalents outstanding (1)	182,096,149	85,925,509	49,043,852	51,976,462	50,229,102

(1)
As a result of the Merger, each outstanding common share of Legacy Gramercy was converted into 3.1898 newly issued common shares of the Company. Therefore, the historical data related to quarterly earnings per common share for the periods ended before December 31, 2015 have been adjusted by the Merger exchange ratio of 3.1898.

Balance Sheet Data (In thousands)

	For the year ended December 31,
	2015	2014	2013	2012	2011
Total real estate investments, net	$3,931,677	$1,040,022	$333,465	$23,109	$7,631
Loans and other lending investments, net	—	—	—	73	828
Assets held for sale, net	420,485	—	—	1,952,264	2,078,146
Investment in unconsolidated equity investments	580,000	—	39,385	72,742	496
Total assets	$5,840,907	$1,500,000	$491,663	$2,168,836	$2,258,330
Mortgage notes payable	532,922	161,642	122,180	—	—
Secured revolving credit facility	—	—	45,000	—	—
Unsecured revolving credit facilities and term loans	1,521,724	200,000	—	—	—
Senior unsecured notes	100,000	—	—	—	—
Exchangeable senior notes, net	109,394	107,836	—	—	—
Total liabilities	2,918,938	577,090	225,190	2,420,664	2,698,760
Noncontrolling interest in operating partnership	10,892	16,129	—	—	—
Shareholders' equity (deficit)	$2,911,077	$906,781	$266,473	$(251,828)	$(440,430)
Other Data (In thousands)

	For the year ended December 31,
	2015	2014	2013	2012	2011
Funds from operations(1)	$42,136	$12,297	$1,267	$(24,616)	$(24,696)
Cash flows provided by operating activities	$33,692	$32,787	$29,403	$283	$87,105
Cash flows provided by (used in) investing activities	$(854,665)	$(471,174)	$(216,092)	$248,288	$51,133
Cash flows provided by (used in) financing activities	$748,858	$595,171	$124,620	$(306,894)	$(195,358)

(1)
We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITS. We also have used FFO as one of several criteria to determine performance-based incentive compensation for members of our senior management, which may be payable in cash or equity awards. The revised White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss) (determined in accordance with GAAP), excluding impairment write-downs of investments in depreciable real estate and investments in in-substance real estate investments, gains or losses from debt restructurings and sales of depreciable operating properties, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs), less distributions to noncontrolling interests and gains/losses from discontinued operations and after adjustments for unconsolidated partnerships, joint ventures, and equity investments. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance, or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it entirely indicative of funds available to fund our cash needs, including our ability to make cash distributions. Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

A reconciliation of FFO to net income computed in accordance with GAAP is provided in Item 7 under the heading of “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in thousands, except Overview section, share and per share data)
Overview
Gramercy Property Trust, or the Company or Gramercy, a Maryland real estate investment trust, or REIT, is a leading global investor and asset manager of commercial real estate. We specialize in acquiring and managing single-tenant, net leased industrial, office, and specialty properties. We focus on income producing properties leased to high quality tenants in major markets in the United States and Europe.
We earn revenues primarily through three sources: (i) rental revenues on properties that we own in the United States, (ii) asset management revenues on properties owned by third parties in the United States and Europe and (iii) pro-rata rental revenues on our unconsolidated equity investments in the United States, Europe, and Asia.
On December 17, 2015, Chambers Street Properties, or Chambers, a Maryland REIT, completed a merger, or the Merger, with Gramercy Property Trust Inc., or Legacy Gramercy, a Maryland corporation, pursuant to which Legacy Gramercy shareholders received 3.1898 common shares of beneficial interest of Chambers for each share of common stock of Legacy Gramercy held. Following the Merger, Chambers changed its name to Gramercy Property Trust and began trading on the New York Stock Exchange, or NYSE, using the “GPT” stock symbol. Legacy Gramercy’s executive management team manages the combined company.
In the Merger, Chambers was the legal acquirer but Legacy Gramercy was determined to be the “accounting acquirer” for financial reporting purposes. Thus, the financial information set forth herein reflects the results of Legacy Gramercy only through December 15, 2015 and 14 days of combined company results following the Merger closing. For this reason, period to period comparisons may not be meaningful.
As of December 31, 2015, we owned interests (either directly or in an unconsolidated equity investment) in 323 properties containing an aggregate of approximately 63.0 million rentable square feet.
The following is a summary of the characteristics of our wholly-owned property portfolio at December 31, 2015:

•	98% occupancy;

•	A weighted average remaining lease term of 7.54 years (based on annual base rent);

•	42% investment grade tenancy (based on annual base rent);

•	Industrial portfolio comprised of 32.9 million aggregate rentable square feet with an average base rent per square foot of $5.46 (based on annual base rent);

•	Office portfolio comprised of 12.0 million aggregate rentable square feet with an average base rent per square foot of $20.28 (based on annual base rent);

•
Specialty industrial portfolio of 14 properties comprised of 676 thousand aggregate rentable square feet of building space that we lease to trucking companies, a car auction services company, a bus depot, a rental car company, and salvage yards;

•	Specialty retail portfolio comprised of 1.2 million aggregate rentable square feet with an average base rent per square foot of $15.08 (based on annual base rent);

•	Data center portfolio comprised of 228 thousand aggregate rentable square feet with an average base rent per square foot of $30.50 (based on annual base rent); and

•
Top five tenants by annualized base rent include Bank of America, N.A. (8%), Healthy Way of Life II, LLC (d.b.a Life Time Fitness) (4%), Raytheon Company (3%), Amazon.com, Inc. (2%), and JPMorgan Chase Bank, N.A. (2%). Each of the top five tenant leases is guaranteed by the respective tenant’s parent company.

As of December 31, 2015, our unconsolidated equity investment portfolio of industrial and office properties comprised of an aggregate 16.0 million rentable square feet with an average base rent per square foot of $10.69 (based on annual base rent).
Significant 2015 Activities
Merger with Chambers Street Properties
The Merger enabled us to accelerate the achievement of many of our strategic goals including:

•
Increased size and scale with the addition of 104 wholly-owned properties, including 60 industrial properties and 44 office properties, which comprise an aggregate 25.0 million square feet and the addition of four unconsolidated equity investments, through which we own interests in 27 properties which comprise an aggregate 16.7 million square feet in the United States, Europe and Asia;

•	Broader tenant diversification with largest tenant representing approximately eight percent of annualized base rent and the top ten tenants representing less than 28% of total annualized base rent;

•	Broader geographic footprint and diversity in attractive markets;

•	Achieved investment grade credit ratings of Baa3 from Moody’s Investors Service and BBB- from Standard and Poor’s Ratings Service, both with a stable outlook;

•
Improved access to financing including a new $850.0 million senior unsecured revolving credit facility, $300.0 million three-year unsecured term loan, $750.0 million five-year unsecured term loan, and $175.0 million seven-year unsecured term loan;

•	Access to the bond market including a private placement of $150.0 million in senior unsecured notes with a fixed interest rate of 4.97% and maturity in December 2024;

•	Lower operating cost structure on a combined basis;

•	Facilitates the expansion of our Gramercy Property Europe plc, or Gramercy European Property Fund platform;

•	Increased liquidity for shareholders due to the increased equity capitalization of the company and a larger shareholder base;
In addition to the Merger, we also achieved a number of milestones with our operating activities:
Expanded High-Quality Net Leased Portfolio

•
In 2015, we acquired 54 properties aggregating approximately 8.8 million square feet in 21 separate transactions for a total purchase price of approximately $1.1 billion, excluding the acquisition of 104 properties in connection with the Merger with Chambers, which is described further in Note 3 of the accompanying financial statements.

•	In 2015, we sold seven properties aggregating approximately 398.0 million square feet for net proceeds of approximately $85.5 million.
Developed European Operations

•
In 2015, through the Gramercy European Property Fund, a private real estate investment fund we formed in December 2014 with several equity investment partners that targets single-tenant industrial, office and specialty retail assets throughout Europe, we acquired 12 properties in Europe aggregating approximately 3.5 million square feet in 8 separate transactions for a total purchase price of approximately $243.0 million.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and generally will not be subject to U.S. federal income taxes to the extent we distribute our taxable income, if any, to our shareholders. We have in the past established, and may in the future establish TRSs to effect various taxable transactions. Those TRSs would incur U.S. federal, state and local taxes on the taxable income from their activities.

We were formed as a Maryland REIT in March 2004 and commenced operations in July 2004 following an initial private placement of our common shares. In May 2013, we listed our common shares on the NYSE under the symbol “CSG.” Following the Merger in December 2015, we changed our NYSE trading symbol to “GPT.”
Our operating partnership, GPT Operating Partnership LP, or the Operating Partnership, indirectly owns (i) all of our consolidated real estate investments, (ii) our interests in unconsolidated investments and (iii) the entities, primarily a taxable REIT subsidiary, or TRS, that conduct our third-party asset management operations. We are the sole general partner and 100% owner of the Operating Partnership. The Operating Partnership is the 100% owner of all of its direct and indirect subsidiaries, except that as of December 31, 2015 third parties OP unit holders owned approximately 0.33% in the Company. Our operating partnerships conduct commercial real estate investment business operations through various wholly-owned entities and conduct third-party asset management business operations primarily through a wholly-owned TRS.
Property Portfolio
During the year ended December 31, 2015, we acquired 158 properties aggregating approximately 33.8 million square feet for a total purchase price of approximately $3.7 billion. A summary of our consolidated portfolio as of December 31, 2015 and 2014 is presented below:

	Number of Properties		Rentable Square Feet		Occupancy		Weighted-average Lease Term(2)
Properties	Dec 31, 2015(1)	Dec 31, 2014	Dec 31, 2015(1)	Dec 31, 2014	Dec 31, 2015(1)	Dec 31, 2014	Dec 31, 2015(1)	Dec 31, 2014
Industrial Properties	135	42	32,877,202	9,154,081	95.9%	100.0%	6.97	9.45
Office Properties	122	75	11,959,636	3,717,877	83.8%	97.9%	6.79	8.73
Specialty Industrial Properties	14	14	676,472	—	100.0%	100.0%	6.96	8.12
Specialty Retail Properties	9	—	1,187,258	—	100.0%	—%	19.51	—
Data Center Properties	2	—	227,953	654,630	100.0%	—%	5.09	—
Total	282	131	46,928,521	13,526,588	98.4%	99.4%	7.24	9.19

(1)
Includes 104 properties acquired as part of the Merger, of which 60 were industrial properties that comprise 17.4 million square feet and 44 were office properties that comprise 7.2 million square feet. Refer to Note 3 for more information on the real estate acquired as part of the Merger.

(2)	Weighted-average lease term is based upon the remaining non-cancelable lease term as of December 31, 2015 and 2014, respectively. The weighted-average calculation is based upon square footage.
Unconsolidated Equity Investments
Duke —In connection with the Merger, we acquired an 80% ownership interest in the Duke Joint Venture, which is a joint venture that invests in office and industrial properties in the United States, which are managed by Duke Realty, or Duke, our joint venture partner. Duke is entitled to receive fees in connection with the services it provides to the Duke Joint Venture, including asset management, construction, development, leasing and property management services. There were 13 properties in the portfolio as of December 31, 2015.
Goodman Europe — In connection with the Merger, we acquired an 80% ownership interest in the Goodman Europe Joint Venture, which is a joint venture that invests in logistics focused warehouse/distribution/logistics properties in France and Germany, which are managed by Goodman, our joint venture partner. There were nine properties in the portfolio as of December 31, 2015.
Goodman UK — In connection with the Merger, we acquired an 80% ownership interest in the Goodman UK joint venture, which is a joint venture that invests in logistics focused warehouse/distribution/logistics properties in the United Kingdom, which are managed by Goodman, our joint venture partner. There were three properties in the portfolio as of December 31, 2015.

Gramercy European Property Fund — We formed a private real estate investment fund with several equity investment partners in December 2014, which invests predominantly in single-tenant industrial, office, and specialty retail assets throughout Europe. The equity investors have committed approximately $382.9 million (€352.5 million) in equity capital, including $54.3 million (€50.0 million) from us. There were 12 properties in the portfolio as of December 31, 2015.
Morristown — In October 2015 we sold our interest in an office property located in Morristown, New Jersey, and concurrently, we entered into a joint venture agreement for the property with 21 South Street, or the Morristown Joint Venture. In October 2015, the Morristown Joint Venture entered into a leasing and construction management agreement to complete specific improvements at the property.
CBRE Strategic Partners Asia — In connection with the Merger, we acquired a 5.07% ownership interest in a real estate investment fund in China. CBRE Strategic Partners Asia has an investment manager, who is entitled to an annual management fee and acquisition fees. There were two properties in the portfolio as of December 31, 2015.
Philips Building — We own a 25% interest in Philips HQ JV, which is owner of a fee interest in an office building located in Somerset, New Jersey which is 100% net leased to Philips Holdings, USA Inc., a wholly-owned subsidiary of Royal Philips Electronics, through December 2021. The property is subject to a $40,424 fixed-rate mortgage note with maturity in September 2035. The loan had an anticipated repayment date in September 2015 and, as such, distributions from the property began paying down the loan in September 2015.
Asset and Property Management
In addition to net leased investing, we also operate a commercial real estate management business for third parties. As of December 31, 2015, this business, which operates under the name Gramercy Asset Management, manages approximately $900.0 million of commercial properties. We manage properties for companies including KBS Real Estate Investment Trust, Inc., or KBS, and the Gramercy European Property Fund.
We have an integrated asset management platform within Gramercy Asset Management to consolidate responsibility for, and control over, leasing, lease administration, property management, operations, construction management, tenant relationship management and property accounting. To the extent that we provide asset management services for third-party property owners, we provide such services in consultation with and at the direction of such owners.
Our Management Agreement with KBS provides for a base management fee of $7.5 million per year as well as certain other fees as provided therein. The term of the Management Agreement will continue to December 31, 2016 (with a one year extension option exercisable by KBS), unless earlier terminated as therein provided, and also provides incentive fees in the form of profit participation ranging from 10% - 30% of incentive profits earned on sales.
In December 2014, we assumed a Property and Asset Management Agreement, or Gramercy Europe Management Agreement, in connection with our acquisition of ThreadGreen Europe Limited, which we subsequently renamed Gramercy Europe Asset Management. Pursuant to the Gramercy Europe Management Agreement, Gramercy Europe Asset Management provides property, asset management and advisory services to an existing portfolio of single-tenant industrial and office assets located in Germany and Finland, as well as the Gramercy European Property Fund.
Commercial Real Estate Finance
In March 2013, we disposed of our Gramercy Finance segment, and exited the commercial real estate finance business. The disposal was completed pursuant to a sale and purchase agreement to transfer the collateral management and sub-special servicing agreements for our three collateralized debt obligations, or CDOs, to CWCapital Investments LLC, or CWCapital, for proceeds of $6.3 million in cash, after expenses. We retained the noninvestment grade subordinate bonds, preferred shares and ordinary shares, or the Retained CDO Bonds, in the CDOs, which may allow us to recoup additional proceeds over the remaining life of the CDOs based upon resolution of underlying assets within the CDOs. However, there is no guarantee that we will realize any proceeds from the Retained CDO Bonds or what the timing of these proceeds might be. On March 15, 2013, we deconsolidated the assets and liabilities of Gramercy Finance from our Consolidated Financial Statements and recognized a gain on the disposal of $389.1 million within discontinued operations. The carrying value of the Retained CDO Bonds was $7.5 million as of December 31, 2015.

In addition to our Retained CDO Bonds, we expect to receive additional cash proceeds for past CDO servicing advances when specific assets within the CDOs are liquidated. We received no reimbursements during the year ended December 31, 2015, and the carrying value of the receivable for servicing advance reimbursements as of December 31, 2015 is $1.4 million.

Critical Accounting Policies
The following discussion related to our Consolidated Financial Statements should be read in conjunction with the financial statements appearing in Item 8 of this Annual Report on Form 10-K.
Our discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, known as GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments, which could significantly affect our reported assets, liabilities and contingencies, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time and made based upon information available to us at that time. We evaluate these decisions and assessments on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.
Real Estate Investments
We record acquired real estate investments as business combinations when the real estate is occupied, at least in part, at acquisition. Costs directly related to the acquisition of such investments are expensed as incurred. We allocate the purchase price of real estate to land, building and intangibles, such as the value of above-, below- and at-market leases, and origination costs associated with the in-place leases at the acquisition date. The values of the above- and below-market leases are amortized and recorded as either an increase, in the case of below-market leases, or a decrease, in the case of above-market leases, to rental revenue over the remaining term of the associated lease. The values associated with in-place leases are amortized over the expected term of the associated lease.
We assess the fair value of the leases at acquisition based upon estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed-rate renewal options that are below-market and determined to be material, we amortize such below-market lease value into rental revenue over the renewal period. Additionally, for transactions that are business combinations, we evaluate the existence of goodwill or a gain from a bargain purchase at the time of acquisition.
Acquired real estate investments involving sale-leasebacks that have newly-originated leases are recorded as asset acquisitions and accordingly, transaction costs incurred in connection with the acquisition are capitalized. Acquired real estate investments which are under construction are considered build-to-suit transactions and other acquired real estate investments that do not meet the definition of a business combination are recorded at cost. In build-to-suit transactions, we engage a developer to construct a property or provide funds to a tenant to develop a property. We capitalize the funds provided to the developer/tenant and the internal costs of interest and real estate taxes, if applicable, during the construction period.
Certain improvements are capitalized when they are determined to increase the useful life of the building. Depreciation is computed using the straight-line method over the shorter of the estimated useful life at acquisition of the capitalized item or 40 years for buildings, five to ten years for building equipment and fixtures, and the lesser of the useful life or the remaining lease term for tenant improvements and leasehold interests. Maintenance and repair expenditures are charged to expense as incurred.
In leasing office space, we may provide funding to the lessee through a tenant allowance. In accounting for tenant allowances, we determine whether the allowance represents funding for the construction of leasehold improvements and evaluate the ownership of such improvements. If we are considered the owner of the leasehold improvements, we capitalize the amount of the tenant allowance and depreciate it over the shorter of the useful life of the leasehold improvements or the lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Factors considered during this evaluation usually include (i) who holds legal title to the improvements, (ii) evidentiary requirements concerning the spending of the tenant allowance, and (iii) other controlling rights provided by the lease agreement (e.g. unilateral control of the tenant space during the build-out process). Determination of the accounting for a tenant allowance is made on a case-by-case basis, considering the facts and circumstances of the individual tenant lease.

We also review the recoverability of the property’s carrying value when circumstances indicate a possible impairment of the value of a property. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as changes in strategy resulting in an increased or decreased holding period, expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If management determines impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used and for assets held for sale, an impairment loss is recorded to the extent that the carrying value exceeds the fair value less estimated cost of disposal. These assessments are recorded as an impairment loss in our Consolidated Statements of Comprehensive Income (Loss) in the period the determination is made. The estimated fair value of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated or amortized over the remaining useful life of that asset.
Unconsolidated Equity Investments
We account for substantially all of our equity investments under the equity method of accounting since we exercise significant influence, but do not unilaterally control the entities, and we are not considered to be the primary beneficiary. In unconsolidated equity investments, the rights of the other investors are protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating the investments. The investments are recorded initially at cost as unconsolidated equity investments and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of the investments on our balance sheet and the underlying equity in net assets is evaluated for impairment at each reporting period. None of the unconsolidated equity investment debt is recourse to us. Transactions with equity method entities are eliminated to the extent of our ownership in each such entity. Accordingly, our share of net income (loss) of these equity method entities is included in consolidated net income (loss).
Our 5.07% investment in CBRE Strategic Partners Asia is presented in the Consolidated Financial Statements at fair value. CBRE Strategic Partners Asia is an investment company that accounts for its investments at fair value with changes in the fair value of the investments recorded in the statement of operations. The investment manager of CBRE Strategic Partners Asia applies valuation techniques for our investment carried at fair value based upon the application of the income approach, the direct market comparison approach, the replacement cost approach or third-party appraisals to the underlying assets held in the unconsolidated entity in determining the net asset value attributable to our ownership interest therein. See Note 11, "Fair Value Measurements," for further discussion of the application of the fair value accounting.
As of December 31, 2015 and 2014, we had unconsolidated equity investments of $580,000 and $0, respectively.
Variable Interest Entities
We had two consolidated variable interest entities, or VIEs, as of December 31, 2015 and one consolidated VIE as of December 31, 2014. We had four unconsolidated VIEs as of December 31, 2015 and 2014.
Consolidated VIEs
Chisholm
In December 2015, we entered into a non-recourse financing arrangement with Big Proportion Austin LLC, or BIG, for a build-to-suit industrial property in Round Rock, Texas, or Chisholm. Concurrently, we entered into a forward purchase agreement with BIG, pursuant to which we will acquire the property, which is 100% leased to Proportion Foods, upon substantial completion of the facility’s development. We have determined that Chisholm is a VIE, as the equity holders of the entity do not have controlling financial interests and the obligation to absorb losses. We control the activities that most significantly affect the economic outcome of Chisholm through our financing arrangement to fund its development and our forward purchase agreement with BIG. As such, we have concluded that we are that entity’s primary beneficiary and have consolidated the VIE. We have a note receivable from BIG related to the financing arrangement, which is a note payable for BIG and thus eliminates upon consolidation of the VIE.
The construction of the facility on the property is expected to be completed in December 2016 and we have committed $24,950 in financing for the construction. BIG is responsible for funding in excess of the $24,950 mortgage note. As of December 31, 2015, we have funded $8,167 for the property.

Gramercy Europe Asset Management (European Fund Manager)
In connection with our December 2014 investment in the Gramercy European Property Fund, we acquired equity interests in the entity, hereinafter European Fund Manager, which provides investment and asset management services to Gramercy European Property Fund. We have determined that European Fund Manager is a VIE, as the equity holders of that entity do not have controlling financial interests and the obligation to absorb losses. As Gramercy Europe Asset Management, through an investment advisory agreement with the VIE, controls the activities that most significantly affect the economic outcome of European Fund Manager, we have concluded that we are that entity’s primary beneficiary and have consolidated the VIE.
As of December 31, 2015 and 2014, European Fund Manager had net assets of $(498) and $0. European Fund Manager is expected to generate net cash inflows for us in the form of management fees in the future, however, if the VIE’s cash inflows are not sufficient to cover our obligations, we may provide financial support for the VIE.
Collateralized Debt Obligations
On March 15, 2013, as a result of the disposal of the Gramercy Finance segment, we deconsolidated three VIEs, which represented the three CDOs that we previously managed as part of our Finance business. We were the collateral manager of the three CDOs and in our capacity as collateral manager, we made decisions related to the collateral that most significantly impacted the economic outcome of the CDOs, which was the basis upon which we concluded that we were the primary beneficiary of the CDOs as of December 31, 2012. In connection with the disposal of Gramercy Finance, we transferred the collateral management and sub-special servicing agreements for our three CDOs to CWCapital, thereby removing ourselves as the collateral manager and our ability to make any and all decisions related to the collateral, including those that would most significantly impact the economic outcome of the CDOs. As of March 15, 2013, we had no continuing involvement with the collateral to the CDOs, and as a result, we determined that we were no longer the primary beneficiary of the CDOs, and therefore deconsolidated the CDOs.
We have retained our subordinate debt and equity ownership, or the Retained CDO Bonds, in the CDOs, which were previously eliminated in consolidation and were not sold as part of the disposal of Gramercy Finance. The Retained CDO Bonds may provide us with the potential to receive continuing cash flows in the future, however, there is no guarantee that we will realize any proceeds from the Retained CDO Bonds, or what the timing of these proceeds might be. These interests have been recognized at fair value as the Retained CDO Bonds on the Consolidated Balance Sheets.
Unconsolidated VIEs
Gramercy Europe Asset Management (European Fund Carry Co.)
In connection with our December 2014 investment in the Gramercy European Property Fund, we acquired equity interests in the entity, hereinafter European Fund Carry Co., entitled to receive certain preferential distributions, if any, made from time-to-time by Gramercy European Property Fund. We have determined that European Fund Carry Co. is a VIE, as the equity holders of that entity do not have controlling financial interests and the obligation to absorb losses. Decisions that most significantly affect the economic performance of European Fund Carry Co. are decided by a majority vote of that VIE’s shareholders. As such, we do not have a controlling financial interest in the VIE and have accounted for it as an equity investment.
As of December 31, 2015 and 2014, European Fund Carry Co. had net assets of $(5) and $0, respectively.
Investment in Retained CDO Bonds
As further discussed above, on March 15, 2013, we recognized an asset in Retained CDO Bonds in connection with the disposal of the Gramercy Finance segment. We are not obligated to provide any financial support to these CDOs. Our maximum exposure to loss is limited to our interest in the Retained CDO Bonds and we do not control the activities that most significantly impact the VIEs’ economic performance.

Assets Held for Sale and Discontinued Operations
As of December 31, 2015 and 2014, we had six and zero assets classified as held for sale. The assets classified as held for sale as of December 31, 2015 represent legacy Chambers properties that qualified as held for sale as of the closing date of the Merger and are included within discontinued operations, in accordance with ASC 360-10-45, Impairment or Disposal of Long-Lived Assets, as these assets acquired in the Merger do not align with the Company’s investment strategy and therefore will be sold. Real estate investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less costs to sell. Once an asset is classified as held for sale, depreciation and amortization expense is no longer recorded.
Tenant and Other Receivables
Tenant and other receivables are derived from management fees, rental revenue and tenant reimbursements.
Management fees, including incentive management fees, are recognized as earned in accordance with the terms of the management agreements. The management agreements may contain provisions for fees related to dispositions, administration of the assets including fees related to accounting, valuation and legal services, and management of capital improvements or projects on the underlying assets.
Rental revenue is recorded on a straight-line basis over the initial term of the lease. Since many leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that will only be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Tenant and other receivables also include receivables related to tenant reimbursements for common area maintenance expenses and certain other recoverable expenses that are recognized as revenue in the period in which the related expenses are incurred.
We continually review receivables related to rent, tenant reimbursements, and management fees, including incentive fees, and determine collectability by taking into consideration the tenant or asset management clients’ payment history, the financial condition of the tenant or asset management client, business conditions in the industry in which the tenant or asset management client operates and economic conditions in the area in which the property or asset management client is located. In the event that the collectability of a receivable is in doubt, we increase the allowance for doubtful accounts or record a direct write-off of the receivable.
Intangible Assets and Liabilities
We follow the acquisition method of accounting for business combinations. We allocate the purchase price of acquired properties to tangible and identifiable intangible assets and liabilities acquired based on their respective fair values. Tangible assets include land, buildings and improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analyses and other methods. Identifiable intangible assets include amounts allocated to acquired leases for above- and below-market lease and ground rent rates, the value of in-place leases, and acquired contract-based intangibles. Management also considers information obtained about each property as a result of its pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets and liabilities acquired.
Above-market and below-market lease values for properties acquired are recorded based on the present value of the difference between the contractual amount to be paid pursuant to each in-place lease and management’s estimate of the fair market lease rate for each such in-place lease, measured over a period equal to the remaining non-cancelable term of the lease. The present value calculation utilizes a discount rate that reflects the risks associated with the leases acquired. The above-market lease values are amortized as a reduction of rental revenue over the remaining non-cancelable terms of the respective leases. The below-market lease values are amortized as an increase to rental revenue over the initial term of the respective leases. If a tenant terminates its lease prior to its contractual expiration and no future rental payments will be received, any unamortized balance of the market lease intangibles will be written off to rental revenue.

The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as-if vacant. Factors considered by management in its analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the anticipated lease-up period. Management also estimates costs to execute similar leases including leasing commissions and other related expenses. The value of in-place leases is amortized to depreciation and amortization expense over the remaining non-cancelable term of the respective leases. In no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease prior to its contractual expiration and no future rental payments will be received, any unamortized balance of the in-place lease intangible would be written off to depreciation and amortization expense.
Above-market and below-market ground rent intangibles are recorded for properties acquired in which we are the lessee pursuant to a ground lease assumed on the property at acquisition. The above-market and below-market ground rent intangibles are recorded based on the present value of the difference between the contractual amount to be paid pursuant to each in-place ground lease and management’s estimate of the fair market lease rate for each such in-place ground lease, measured over a period equal to the remaining non-cancelable term of the lease. The present value calculation utilizes a discount rate that reflects the risks associated with the ground leases assumed. The above-market ground lease values are amortized as a reduction of rent expense over the remaining non-cancelable terms of the respective leases. The below-market ground lease values are amortized as an increase to rent expense over the initial term of the respective leases. If we terminate a lease prior to its contractual expiration and no future rent payments will be paid, any unamortized balance of the market lease intangibles will be written off to rent expense.
Contracts that we have assumed pursuant to a business combination, such as asset or property management contracts, are recorded at fair value at the time of acquisition. We determine the fair value of the contract intangible using a discounted cash flow analysis that considers the future cash flows projected from the contract as well as the term of the contract and any renewal or termination provisions. The present value calculation utilizes a discount rate that reflects the risks associated with the contract acquired. The value of the contract intangible is amortized to depreciation and amortization expense on a straight-line basis over the expected remaining useful term of the contract. If the contract is terminated prior to its contractual expiration and no future payments will be received, any unamortized balance of the contract intangible would be written off to depreciation and amortization expense. Contract intangibles are recorded in other assets on our Consolidated Balance Sheets.
Goodwill
Goodwill represents the fair value of the synergies expected to be achieved upon consummation of a business combination and is measured as the excess of consideration transferred over the net assets acquired at acquisition date. Our goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We take a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. We did not record any impairment on our goodwill during 2015 or 2014.

Fair Value Measurements
At December 31, 2015, we measured our Retained CDO Bonds, derivative instruments, and CBRE Strategic Partners Asia on a recurring basis and we measured our real estate investments classified as held for sale at the time of the Merger on a non-recurring basis. As of December 31, 2014, we measured our Retained CDO Bonds and derivative on a recurring basis. ASC 820-10, “Fair Value Measurements and Disclosures,” among other things, establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments and other assets and liabilities at fair value. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, fair values are not necessarily indicative of the amounts we could realize on disposition of these assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price. The level of pricing observability generally correlates to the degree of judgment utilized in measuring the fair value of financial instruments and other assets and liabilities. The investment manager of CBRE Strategic Partners Asia, our unconsolidated equity investment described more in Note 6, applies valuation techniques for our investment carried at fair value based upon the application of the income approach, the direct market comparison approach, the replacement cost approach or third-party appraisals to the underlying assets held in the unconsolidated entity in determining the net asset value attributable to our ownership interest therein. The three broad levels defined are as follows:
Level I — This level is comprised of financial instruments and other assets and liabilities that have quoted prices that are available in active markets for identical assets or liabilities.
Level II — This level is comprised of financial instruments and other assets and liabilities for which quoted prices are available but which are traded less frequently and instruments that are measured at fair value using management’s judgment, where the inputs into the determination of fair value can be directly observed.
Level III — This level is comprised of financial instruments and other assets and liabilities that have little to no pricing observability as of the reported date. These financial instruments do not have active markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment and assumptions. Instruments that are generally included in this category include derivatives.
Derivative instruments: Fair values of our derivative instruments, such as interest rate swaps, are valued with assistance of a third-party derivative specialist, who uses a combination of observable market-based inputs, such as interest rate curves, and unobservable inputs which require significant judgment such as the credit valuation adjustments due to the risk of non-performance by us and our counterparties. The most significant unobservable input in the fair valuation of derivative instruments is the credit valuation adjustment as it requires significant management judgment regarding changes in the credit risk of the Company or its counterparties, however the primary driver of the fair value of the interest rate swaps is the forward interest rate curve. Fair value of some of our derivative instruments is determined using a Black-Scholes model. This model requires inputs such as expected term, expected volatility, and risk-free interest rate. Fair value of our embedded exchange option was determined using a probabilistic valuation model with the assistance of third-party valuation specialists.
Retained CDO Bonds: Retained CDO Bonds are valued on a recurring basis using an internally developed discounted cash flow model. Management estimates the timing and amount of cash flows expected to be collected and applies a discount rate equal to the yield that we would expect to pay for similar securities with similar risks at the valuation date. Future expected cash flows generated by management require significant assumptions and judgment regarding the expected resolution of the underlying collateral, which includes loans and other lending investments, real estate investments, and CMBS. The resolution of the underlying collateral requires further management assumptions regarding capitalization rates, lease-up periods, future occupancy rates, market rental rates, holding periods, capital improvements, net property operating income, timing of workouts and recoveries, loan loss severities and other factors. The models are most sensitive to the unobservable inputs such as the timing of a loan default or property sale and the severity of loan losses. Significant increases (decreases) in any of those inputs in isolation as well as any change in the expected timing of those inputs would result in a significantly lower (higher) fair value measurement. Due to the inherent uncertainty in the determination of fair value, we have designated our Retained CDO Bonds as Level III.

Investment in CBRE Strategic Partners Asia: Our investment in CBRE Strategic Partners Asia is based on the Level III valuation inputs applied by the investment manager of this investment company, or the CBRE Investment Manager, utilizing a mix of different approaches for valuing the underlying real estate related investments within the investment company. The approaches include the income approach, direct market comparison approach and the replacement cost approach for newer properties. For investments owned more than one year, except for investments under construction or incurring significant renovation, CBRE Strategic Partners Asia obtains a third-party appraisal. For investments in real estate under construction or incurring significant renovation, the valuation analysis is prepared by the CBRE Investment Manager. The valuations are most sensitive to the unobservable inputs of discount rates, as well as capitalization rates an expected future cash flows, and significant increases (decreases) in these inputs would result in a significantly lower (higher) fair value measurement. On a quarterly basis, we obtain the financial results of CBRE Strategic Partners Asia and on an annual basis we receive audited financial statements.
Real estate investments classified as held for sale at Merger closing: Real estate investments classified as held for sale at the time of the Merger are reported at estimated fair value, less costs to sell. The fair value of real estate investments and their related lease intangibles is determined by an independent valuation firm using valuation techniques including the market approach, income approach, and cost approach. Key assumptions in the valuations, to which the fair value determinations are most sensitive, include discount and capitalization rates as well as expected future cash flows. Significant increases (decreases) in these inputs would result in a significantly lower (higher) fair value measurement. As the inputs are unobservable, the Company determined the inputs used to value this liability falls within Level III for fair value reporting.
Refer to Note 11 of the accompanying financial statements for more information on our fair value measurements and their impact on our results of operations.
Revenue Recognition
Real Estate Investments
Rental revenue from leases on real estate investments is recognized on a straight-line basis over the term of the lease, regardless of when payments are contractually due. The excess of rental revenue recognized over the amounts contractually due according to the underlying leases are included in deferred revenue on the Consolidated Balance Sheets. We begin recognition of rental revenue from leases on properties that are under construction at the time of acquisition upon completion of construction of the leased asset and delivery of the leased asset to the tenant.
Our lease agreements with tenants also generally contain provisions that require tenants to reimburse us for real estate taxes, insurance costs, common area maintenance costs, and other property-related expenses. Under lease arrangements in which we are the primary obligor for these expenses, such amounts are recognized as both revenues and operating expenses for us. Under lease arrangements in which the tenant pays these expenses directly, such amounts are not included in revenues or expenses. These reimbursement amounts are recognized in the period in which the related expenses are incurred.
We recognize sales of real estate properties only upon closing. Payments received from purchasers prior to closing are recorded as deposits. Profit on real estate sold is recognized using the full accrual method upon closing when the collectability of the sale price is reasonably assured and we are not obligated to perform significant activities after the sale. Profit may be deferred in whole or part until the sale meets the requirements of profit recognition on sale of real estate.
Asset Management Business
Our asset and property management agreements may contain provisions for fees related to dispositions, administration of the assets including fees related to accounting, valuation and legal services, and management of capital improvements or projects on the underlying assets. We recognize revenue for fees pursuant to our management agreements in the period in which they are earned. Management fees received prior to the date earned are included in deferred revenue on the Consolidated Balance Sheets.

Certain of our asset management contracts include provisions that may allow us to earn additional fees, generally described as incentive fees or profit participation interests, based on the achievement of a targeted valuation of the managed assets or the achievement of a certain internal rate of return on the managed assets. We recognize incentive fees on our asset management contracts based upon the amount that would be due pursuant to the contract, if the contract were terminated at the reporting date, through the measurement date. If the contract may be terminated at will, revenue will only be recognized to the amount that would be due pursuant to that termination. If the incentive fee is a fixed amount, only a proportionate share of revenue is recognized at the reporting date, with the remaining fees recognized on a straight-line basis over the measurement period. The values of incentive management fees are periodically evaluated by management.
The Company's Management Agreement with KBS Acquisition Sub, LLC, or KBSAS, a wholly-owned subsidiary of KBS Real Estate Investment Trust, Inc., or KBS REIT, provides for a base management fee of $7,500 per year, payable monthly, plus the reimbursement of certain administrative and property related expenses. The Management Agreement is effective through December 31, 2016 with a one-year extension option through December 31, 2017, exercisable by KBS, and also provides incentive fees in the form of profit participation ranging from 10% - 30% of profits earned on sales.
Prior to December 1, 2013, the previous management agreement with KBSAS provided a base management fee of $9,000 per year, payable monthly, plus the reimbursement of all property related expenses paid, and an incentive fee, or the Threshold Value Profits Participation, in an amount equal to the greater of: (a) $3,500 or (b) 10% of the amount, if any, by which the portfolio equity value exceeds $375,000. The Threshold Value Profits Participation was capped at a maximum of $12,000. In the second quarter of 2013, after consideration of the termination provisions of the agreement and the sales of real estate assets made through June 30, 2015, we recognized incentive fees of $5,700 related to the previous management agreement and, in December 2013, KBSAS paid $12,000 to us in satisfaction of our profit participation interest under the previous management agreement.
In December 2014, we assumed the Gramercy Europe Asset Management Agreement in connection with the acquisition of ThreadGreen Europe Limited, which we subsequently renamed Gramercy Europe Asset Management. Pursuant to the Gramercy Europe Management Agreement, Gramercy Europe Asset Management provides property, asset management and advisory services to a portfolio of single-tenant industrial and office assets located in Germany and Finland as well the Gramercy European Property Fund.
Investment and Other Income
Investment income consists primarily of income accretion on our Retained CDO Bonds, which are measured at fair value on a quarterly basis using a discounted cash flow model. Other income includes interest income on servicing advances and interest income earned and reimbursed related to deposits we make for real estate acquisitions. Interest income on servicing advances is recognized as it is earned and interest income on deposits made for pending acquisitions is recognized when the transaction closes.
Rent Expense
Rent expense is recognized on a straight-line basis regardless of when payments are due. Accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets as of December 31, 2015 and 2014 includes an accrual for rental expense recognized in excess of amounts due at that time. Rent expense related to leasehold interests is included in property operating expenses, and rent expense related to office rentals is included in general and administrative expense and property management expense.
Share-Based Compensation Plans
We have share-based compensation plans, described more fully in Note 13 in the accompanying financial statements. We account for share-based awards using the fair value recognition provisions. Awards of shares or restricted shares are expensed as compensation over the benefit period and may require inputs that are highly subjective and require significant management judgment and analysis to develop. We assume a forfeiture rate which impacts the amount of aggregate compensation cost recognized. In accordance with the provisions of our share-based compensation plans, we accept the return of shares of our common stock, at the current quoted market price to satisfy minimum statutory tax-withholding requirements related to shares that vested during the period. We also grant awards pursuant to its share-based compensation plans in the form of LTIP units, which are a class of limited partnership interests in the Gramercy Operating Partnership.
We use the Black-Scholes option-pricing model to estimate the fair value of a stock option award. This model requires inputs such as expected term, expected volatility, and risk-free interest rate. These inputs are highly subjective and generally require significant analysis and judgment to develop. Compensation cost for stock options, if any, is recognized ratably over the vesting period of the award. Our policy is to grant options with an exercise price equal to the quoted closing market price of our stock on the business day preceding the grant date.
The fair value of each stock option granted is estimated on the date of grant for options issued to employees, and quarterly for options issued to non-employees, using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2015 and 2014.

	2015	2014
Dividend yield	5.63%	2.50%
Expected life of option	2.8 years	5.0 years
Risk-free interest rate	1.20%	1.81%
Expected stock price volatility	25.54%	41.00%
Foreign Currency
Our Gramercy Europe Asset Management operates an asset and property management business in the United Kingdom and we have commitments to invest in Gramercy European Property Fund, which will invest in assets throughout Europe. Additionally, we have unconsolidated equity investments with subsidiaries of the Goodman Group, or Goodman, one of which invests in assets in the United Kingdom, or the Goodman UK Joint Venture, and the other of which invests in assets in Europe, or the Goodman Europe Joint Venture, and with other investors in a joint venture that invests in real estate in Asia, or CBRE Strategic Partners Asia. We own an 80% interest in the Goodman UK Joint Venture and the Goodman Europe Joint Venture, and a 5.07% interest in CBRE Strategic Partners Asia. Refer to Note 6 for more information on our foreign joint venture interests.
Translation
We have interests in the European Union and United Kingdom for which the functional currency is the euro and the British pound sterling, respectively. We perform the translation from the euro or the British pound sterling to the U.S. dollar for assets and liabilities using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period. We report the gains and losses resulting from such translation as a component of other comprehensive income (loss). We recorded net translation losses of $594 and $48 for the years ended December 31, 2015 and 2014, respectively. These translation gains and losses are reclassified to earnings when we have substantially exited from all investments in the related currency.
Transaction Gains or Losses
A transaction gain or loss realized upon settlement of a foreign currency transaction will be included in earnings for the period in which the transaction is settled. Foreign currency intercompany transactions that are scheduled for settlement are included in the determination of net income.
Intercompany foreign currency transactions of a long-term nature that do not have a planned or foreseeable future settlement date, in which the entities to the transactions are consolidated or accounted for by the equity method in our financial statements, are not included in net income but are reported as a component of other comprehensive income (loss).
Net realized gains or (losses) are recognized on foreign currency transactions in connection with the transfer of cash from or to foreign operations of subsidiaries or equity investments to the parent company. For the years ended December 31, 2015, 2014, and 2013, we recognized net realized foreign currency transaction losses of $(23), $(16) and $0, respectively, on such transactions.

Derivative and Hedging Instruments
In the normal course of business, we are exposed to the effect of interest rate changes and foreign exchange rate changes. We limit these risks by following established risk management policies and procedures including the use of derivatives and net investment hedges. We use a variety of derivative instruments to manage, or hedge, interest rate risk. We enter into hedging and derivative instruments that will be maximally effective in reducing the interest rate risk and foreign currency exchange rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. We use a variety of commonly used derivative products that are considered “plain vanilla” derivatives. These derivatives typically include interest rate swaps, caps, collars and floors, as well as net investment hedges. We expressly prohibit the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes. Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.
Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. Derivative accounting may increase or decrease reported net income and shareholders’ equity prospectively, depending on future levels of LIBOR, swap spreads and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.
In October 2013, we entered into contingent value right agreements, or CVR Agreements, in connection with the private placement of equity. Pursuant to each CVR Agreement, we issued to each purchaser the number of contingent value rights, or CVRs, equal to the number of common stock purchased. These CVRs were not designated as hedge instruments. The CVRs did not qualify, nor did we intend for these instruments to qualify, as hedging instruments. On March 25, 2014, the CVR Agreements expired with no value.
In March 2014, we issued Exchangeable Senior Notes, which are exchangeable, under certain circumstances, for cash, for shares of our common stock or for a combination of cash and shares of our common stock, in accordance with the terms of the Exchangeable Senior Notes, as described in Note 7 in the accompanying financial statements. The embedded exchange option value of the Exchangeable Senior Notes was originally recorded as a derivative at March 31, 2014, pursuant to NYSE share-settlement limitations, however the exchange option was revalued as of June 26, 2014, when the appropriate shareholder approvals were obtained for share-settlement, and the exchange option value was recorded as additional paid-in-capital. The exchange option does not qualify, nor did we intend for it to qualify, as a hedging instrument.
We recognize all derivatives on the Consolidated Balance Sheets at fair value. Refer to Note 12, "Derivative and Hedging Instruments," for more information on the effect of our derivative instruments on our financial statements.
Servicing Advances Receivable
Servicing advances receivable is comprised of the accrual for the reimbursement of servicing advances recognized as part of the disposal of Gramercy Finance. The accrual for reimbursement of servicing advances incurred while we were the collateral manager of the CDOs includes expenses such as legal fees and other professional fees. These reimbursement proceeds will be realized when the related assets within the CDOs are liquidated. We have no control over the timing of the resolution of the related assets, however, we earn accrued interest at the prime rate for the time that these reimbursements are outstanding. For the years ended December 31, 2015 and December 31, 2014 we received reimbursements of $0 and $7,428, respectively. As of December 31, 2015 and December 31, 2014, the servicing advances receivable was $1,382 and $1,485, respectively.
We review the servicing advances receivable on a quarterly basis and determine collectability by reviewing the expected resolution and timing of the underlying assets of the CDOs. As of December 31, 2015, we have reviewed the outstanding servicing advances and have determined that all amounts are collectible.

Retained CDO Bonds
The Retained CDO Bonds are non-investment grade subordinate bonds, preferred shares and ordinary shares of three CDO’s, which we recognized at fair value and retained in March 2013 subsequent to the disposal of Gramercy Finance. Our management estimated the timing and amount of cash flows expected to be collected and recognized an investment in the Retained CDO Bonds equal to the net present value of these discounted cash flows. There is no guarantee that we will realize any proceeds from this investment, or what the timing will be for the expected remaining life of the Retained CDO Bonds. We consider these investments to be not of high credit quality and do not expect a full recovery of interest and principal. Therefore, we have suspended interest income accruals on these investments. On a quarterly basis, we evaluate the Retained CDO Bonds to determine whether significant changes in estimated cash flows or unrealized losses on these investments, if any, reflect a decline in value which is other-than-temporary. If there is a decrease in estimated cash flows and the investment is in an unrealized loss position, we will record an other-than-temporary impairment in the Consolidated Statements of Operations. To determine the component of the other-than-temporary impairment related to expected credit losses, we compare the amortized cost basis of the Retained CDO Bonds to the present value of our revised expected cash flows, discounted using our pre-impairment yield. Conversely, if the security is in an unrealized gain position and there is a decrease or significant increase in expected cash flows, we will prospectively adjust the yield using the effective yield method.
As of December 31, 2015, the Retained CDO Bonds had an amortized cost of $6,461 and a fair value of $7,471. For the years ended December 31, 2015 and December 31, 2014, we recognized other-than-temporary impairment, or OTTI, of $0 and $4,816, respectively, on the Retained CDO Bonds.

Income Taxes
We elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable year ended December 31, 2004. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income, if any, to shareholders. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our shareholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to U.S. federal income taxes on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distributions to shareholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for U.S. federal income tax purposes. We may, however, be subject to certain state and local taxes. Our TRSs are subject to federal, state and local taxes.
For the years ended December 31, 2015, 2014 and 2013, we recorded $2,153, $809, and $8,908 of income tax expense, including $0, $0, and $2,515, within discontinued operations, respectively. Tax expense for each year is comprised of federal, state, local and foreign taxes. Income taxes, primarily related to our TRSs, are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if we believe it is more likely than not that all or a portion of a deferred tax asset will not be realized. Any increase or decrease in a valuation allowance is included in the tax provision when such a change occurs.
Our policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. As of December 31, 2015, 2014 and 2013, we did not incur any material interest or penalties.

Results of Operations
Comparison of the year ended December 31, 2015 to the year ended December 31, 2014
Revenues

	2015	2014	Change
Rental revenue	$169,986	$60,258	$109,728
Third-party management fees	22,271	25,033	(2,762)
Operating expense reimbursements	41,814	20,604	21,210
Investment income	1,763	1,824	(61)
Other income	1,438	221	1,217
Total revenue	$237,272	$107,940	$129,332
Equity in net income (loss) of unconsolidated equity investments	$(1,107)	$1,959	$(3,066)

The increase of $109,728 in rental revenue is due to the acquisition of 158 properties in the year ended December 31, 2015 compared to the acquisition of 100 properties in the year ended December 31, 2014.
The decrease of $2,762 in third-party management fees is primarily attributable to the decrease in property management fees of $2,837 earned from our contracts with KBS and other third-parties due to the sales of 19 and 13 properties, respectively, from the portfolios during the year ended December 31, 2015, and the decrease of $1,402 from third-party property management fees earned from our 50% interest in the Bank of America Portfolio joint venture in 2014 that we fully acquired on June 9, 2014 through the acquisition of the remaining 50% equity interest. This decrease is partially offset by the increase of $1,876 earned in incentive fees during the year ended December 31, 2015 compared to the year ended December 31, 2014.
The increase of $21,210 in operating expense reimbursements is attributable to 158 acquisitions made during the year ended December 31, 2015 compared to 100 acquisitions made during the year ended December 31, 2014.
The decrease of $61 in investment income is primarily attributable to changes in expected cash flows on our Retained CDO Bonds.
For the year ended December 31, 2015, other income is primarily comprised of the recovery of servicing advances of $1,071, realized foreign currency exchange gain (loss), and miscellaneous property related income. For the year ended December 31, 2014, other income is primarily comprised of $155 in interest earned on outstanding servicing advances and cash balances held by us.
The equity in net income (loss) of unconsolidated equity investments of $(1,107) and $1,959 for the year ended December 31, 2015 and 2014, respectively, represents our proportionate share of the income (loss) generated by our joint ventures and equity investments, including our 50% interest in the Bank of America Portfolio joint venture, which we fully acquired on June 9, 2014 through acquisition of the remaining 50% equity interest.

Expenses

	2015	2014	Change
Property operating expenses	$42,076	$21,120	$20,956
Property management expenses	19,446	17,500	1,946
Depreciation and amortization	97,654	36,408	61,246
General and administrative expenses	19,794	18,416	1,378
Acquisition and merger-related expenses	61,340	6,171	55,169
Interest expense	34,663	16,586	18,077
Net impairment recognized in earnings	—	4,816	(4,816)
Loss on derivative instruments	—	3,300	(3,300)
Net gains on disposals	(839)	—	(839)
Gain on remeasurement of previously held joint venture	—	(72,345)	72,345
Loss on extinguishment of debt	9,472	1,925	7,547
Provision for taxes	2,153	809	1,344
Total expenses	$285,759	$54,706	$231,053
Property operating expenses are comprised of expenses directly attributable to our real estate portfolio. Property operating expenses include property related costs which we are responsible for during the lease term but can be passed through to the tenant as operating expense reimbursement revenue. The increase of $20,956 is attributable to the acquisition of 158 properties in the year ended December 31, 2015.
Property management expenses are comprised of costs related to our asset and property management business. The increase of $1,946 in property management expenses is primarily related to increased costs from the Gramercy Europe Asset Management business which was acquired in the fourth quarter of 2014.
The increase of $61,246 in depreciation and amortization expense is primarily due to the acquisition of 158 properties in the year ended December 31, 2015.
The increase of $1,378 in general and administrative expense is primarily related to increased professional fees and increased compensation costs.
The increase of $55,169 in acquisition and merger-related expenses is attributable to the acquisition of 158 properties in the year ended December 31, 2015 compared to the acquisition of 100 properties in the year ended December 31, 2014 as well as $54,945 of merger-related expenses incurred during the year ended December 31, 2015 in connection with the Merger with Chambers. Merger-related expenses consisted of $29,244 of transaction costs for legal and advisory services, $17,550 of employee costs for termination, severance, and transition expenses, $5,567 of administrative and compliance costs for accounting and regulatory expenses, and $2,584 of integration costs for technology and other transitional matters.
The increase of $18,077 in interest expense is primarily due to borrowings on our unsecured revolving credit facilities and term loans, our Secured Credit Facility which was terminated in June 2014, our Exchangeable Senior Notes and the mortgages we assumed on our real estate acquisitions subsequent to December 31, 2013.
During the year ended December 31, 2014, we recorded net impairment recognized in earnings of $4,816 on our Retained CDO Bonds due to adverse changes in expected cash flows related to the Retained CDO bonds.
During the year ended December 31, 2014, we recorded a realized loss on derivative instruments of $3,300. The loss in 2014 was primarily related to the change in the fair value of the exchange option on the Exchangeable Senior Notes from the issuance date through June 26, 2014, when they qualified for equity classification and were accordingly reclassified into equity at fair value. The loss on the exchange option was $3,415 and was slightly offset by a $115 gain on the expiration of the CVR Agreements.

During the year ended December 31, 2014, we recorded gain on remeasurement of previously held joint venture of $72,345 due to remeasurement of our previously held Bank of America Portfolio joint venture prior to our acquisition of the remaining 50% equity interest in the joint venture in June 2014.
During the years ended December 31, 2015 and 2014, we recorded loss on extinguishment of debt of $9,472 and $1,925 related to termination of our 2014 Revolving Credit Facility and 2014 Term Loan in 2015 and termination of our Secured Credit Facility in 2014.
The provision for taxes was $2,153 and $809 for the years ended December 31, 2015 and 2014, respectively. The increase is primarily attributable to an increase in incentive fees recognized.

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013
Revenues

	2014	2013	Change
Rental revenue	$60,258	$12,181	$48,077
Third-party management fees	25,033	40,896	(15,863)
Operating expense reimbursements	20,604	1,203	19,401
Investment income	1,824	1,717	107
Other income	221	707	(486)
Total revenue	$107,940	$56,704	$51,236
Equity in net income (loss) of unconsolidated equity investments	$1,959	$(5,662)	$7,621
The increase of $48,077 in rental revenue is due to the acquisition of 100 properties in the year ended December 31, 2014 compared to the acquisition of 29 properties in the year ended December 31, 2013.
The decrease of $15,863 in third-party management fees is primarily attributable to the decrease of $9,087 in incentive fees recognized for the year ended December 31, 2014 compared to the year ended December 31, 2013. The decrease is also attributable to the decrease in the management fees of $5,283 earned from our contract with the Bank of America Portfolio joint venture for the year ended December 31, 2014 compared to the year ended December 31, 2013 as the fees were eliminated upon our acquisition of the remaining 50% equity interest in the joint venture on June 9, 2014.
The increase of $19,401 in operating expense reimbursements is attributable to 100 acquisitions made during the year ended December 31, 2014 compared to 29 acquisitions made during the year ended December 31, 2013.
The increase of $107 in investment income is primarily attributable to changes in expected cash flows on our Retained CDO Bonds, which increased the amount of investment income that was accreted.
For the year ended December 31, 2014, other income is primarily comprised of $155 in interest earned on outstanding servicing advances and cash balances held by us. For the year ended December 31, 2013, other income is primarily comprised of $611 gain on the liquidation of a joint venture plus interest earned on outstanding cash balances.
The equity in net income (loss) of unconsolidated equity investments of $1,959 and $(5,662) for the year ended December 31, 2014 and 2013, respectively, represents our proportionate share of the income (loss) generated by our joint ventures and equity investments, including our 50% interest in the Bank of America Portfolio joint venture, which we fully acquired on June 9, 2014 through acquisition of the remaining 50% equity interest. The Bank of America Portfolio joint venture net loss for the year ended December 31, 2013 includes our pro-rata share of impairments of $4,866 and gains on sales of $399 related to held for sale and sold properties and $4,534 loss from the sale of a pool of pledged treasury securities and the related defeased mortgage acquired as part of the joint venture’s acquisition.

Expenses

	2014	2013	Change
Property operating expenses	$21,120	$1,411	$19,709
Property management expenses	17,500	20,868	(3,368)
Depreciation and amortization	36,408	5,675	30,733
General and administrative expenses	18,416	18,210	206
Acquisition and merger-related expenses	6,171	2,808	3,363
Interest expense	16,586	1,732	14,854
Net impairment recognized in earnings	4,816	2,002	2,814
Loss on derivative instruments	3,300	115	3,185
Gain on remeasurement of previously held joint venture	(72,345)	—	(72,345)
Loss on extinguishment of debt	1,925	—	1,925
Provision for taxes	809	6,393	(5,584)
Total expenses	$54,706	$59,214	$(4,508)
Property operating expenses are comprised of expenses directly attributable to our real estate portfolio. Property operating expenses include property related costs which we are responsible for during the lease term but can be passed through to the tenant as operating expense reimbursement revenue. The increase of $19,709 is primarily attributable to the acquisition of 100 properties in the year ended December 31, 2014.
Property management expenses are comprised of costs related to our asset and property management business. The decrease of 3,368 is primarily attributable to the decreased management fee from KBS after December 2013.
The increase of 30,733 in depreciation and amortization expense is primarily due to the acquisition of 100 properties in the year ended December 31, 2014.
The increase of $3,363 in acquisition and merger-related expenses is attributable to the acquisition of 100 properties in the year ended December 31, 2014 compared to the acquisition of 29 properties in the year ended December 31, 2013.
The increase of $14,854 in interest expense is primarily due to borrowings on our Term Loan and Unsecured Credit Facility, our Secured Credit Facility which was terminated in June 2014, our Exchangeable Senior Notes and the mortgages we assumed on our real estate acquisitions subsequent to December 31, 2012.
During the years ended December 31, 2014 and 2013, we recorded net impairment recognized in earnings of $4,816 and $2,002, respectively, on our Retained CDO Bonds due to adverse changes in expected cash flows related to the Retained CDO bonds.
During the year ended December 31, 2014, we recorded a realized loss on derivative instruments of $3,300. The loss in 2014 was primarily related to the change in the fair value of the exchange option on the Exchangeable Senior Notes from the issuance date through June 26, 2014, when they qualified for equity classification and were accordingly reclassified into equity at fair value. The loss on the exchange option was $3,415 and was slightly offset by a $115 gain on the expiration of the CVR Agreements. During the year ended December 31, 2013, we recorded a $115 loss on derivative instruments related to the CVR Agreements as of December 31, 2013.
During the year ended December 31, 2014, we recorded gain on remeasurement of previously held joint venture of $72,345 due to remeasurement of our previously held Bank of America Portfolio joint venture prior to our acquisition of the remaining 50% equity interest in the joint venture in June 2014.
During the year ended December 31, 2014, we recorded loss on extinguishment of debt of $1,925 related to termination of our Secured Credit Facility in 2014.
The provision for taxes was $809 and $6,393 for the years ended December 31, 2014 and 2013, respectively. The decrease is primarily attributable to a reduction of incentive fees recognized.

Same-Store and Acquisition Portfolio Analysis
The tables and discussion below present the results related to our same-store and acquisition operations. The same-store results for the years ended December 31, 2015 and 2014 pertain to the properties owned as of January 1, 2014 and still owned as of December 31, 2015. For the same-store results related to the years ended December 31, 2014 and 2013, we owned two properties as of January 1, 2013 that are still owned as of December 31, 2015, which generated revenues and net income of $2,662 and $775 for the year ended December 31, 2013, $3,256 and $765 for the year ended December 31, 2014, and $2,681 and $618 for the year ended December 31, 2015, respectively. The acquisition results include results of property acquisitions from the dates of acquisition through the periods presented, for properties acquired during 2013, 2014, and 2015. The financial information presented is not an alternative to GAAP. The same-store and acquisition results of operations may be calculated differently by other REITs and should be read in conjunction with our condensed consolidated financial statements and the accompanying footnotes.
Results of the same-store and acquisition properties in our portfolio, for the years ended December 31, 2015 and 2014 are as follows:

	Same Store(1)			Acquisition(2)			Development and Other(3)		Asset Management and Corporate		Total
	2015	2014	$ Change	2015	2014	$ Change	2015	2014	2015	2014	2015	2014	$ Change
Revenues
Rental revenue	29,566	29,481	85	133,221	27,985	105,236	7,199	2,792	—	—	169,986	60,258	109,728
Third-party management fees	—	—	—	—	—	—	—	—	22,271	25,033	22,271	25,033	(2,762)
Operating expense reimbursements	3,376	2,539	837	37,777	17,348	20,429	661	717	—	—	41,814	20,604	21,210
Investment income	—	—	—	—	—	—	—	—	1,763	1,824	1,763	1,824	(61)
Other income	84	2	82	330	—	330	8	—	1,016	219	1,438	221	1,217
Total revenues	33,026	32,022	1,004	171,328	45,333	125,995	7,868	3,509	25,050	27,076	237,272	107,940	129,332
Operating Expenses
Property operating expenses	3,675	2,692	983	39,047	17,509	21,538	927	1,111	(1,573)	(192)	42,076	21,120	20,956
Property management expenses	—	—	—	—	—	—	—	—	19,446	17,500	19,446	17,500	1,946
Depreciation and amortization	15,152	15,945	(793)	78,289	18,732	59,557	3,344	948	869	783	97,654	36,408	61,246
General and administrative expenses	—	9	(9)	—	—	—	—	—	19,794	18,407	19,794	18,416	1,378
Acquisition and merger-related expenses	—	95	(95)	4,528	3,249	1,279	48	1	56,764	2,826	61,340	6,171	55,169
Total operating expenses	18,827	18,741	86	121,864	39,490	82,374	4,319	2,060	95,300	39,324	240,310	99,615	140,695
Operating Income	14,199	13,281	918	49,464	5,843	43,621	3,549	1,449	(70,250)	(12,248)	(3,038)	8,325	(11,363)
Other Income (Expense):
Interest expense	5,587	5,695	(108)	7,281	685	6,596	15	(1)	(47,546)	(22,965)	(34,663)	(16,586)	(18,077)
Other-than-temporary impairment	—	—	—	—	—	—	—	—	—	(4,064)	—	(4,064)	4,064
Portion of impairment recognized in other comprehensive loss	—	—	—	—	—	—	—	—	—	(752)	—	(752)	752
Net impairment recognized in earnings	—	—	—	—	—	—	—	—	—	(4,816)	—	(4,816)	4,816
Loss on derivative instruments	—	—	—	—	—	—	—	—	—	(3,300)	—	(3,300)	3,300
Equity in net income of joint ventures and equity investments	—	—	—	—	—	—	—	—	(1,107)	1,959	(1,107)	1,959	(3,066)
Gain on remeasurement of previously held joint venture	—	—	—	—	—	—	—	—	—	72,345	—	72,345	(72,345)
Loss on extinguishment of debt	—	—	—	—	—	—	—	—	(9,472)	(1,925)	(9,472)	(1,925)	(7,547)
Income (loss) from continuing operations before provision for taxes	19,786	18,976	810	56,745	6,528	50,217	3,564	1,448	(128,375)	29,050	(48,280)	56,002	(104,282)
Provision for taxes	—	—	—	—	—	—	—	—	(2,153)	(809)	(2,153)	(809)	(1,344)
Income (loss) from continuing operations	19,786	18,976	810	56,745	6,528	50,217	3,564	1,448	(130,528)	28,241	(50,433)	55,193	(105,626)
Income (loss) from discontinued operations	—	—	—	745	—	745	—	—	130	(524)	875	(524)	(291,144)
Income (loss) before net gains on disposals	19,786	18,976	810	57,490	6,528	50,962	3,564	1,448	(130,398)	27,717	(49,558)	54,669	(396,770)
Net gains on disposals	—	—	—	—	—	—	839	—	—	—	839	—	839
Net income (loss)	19,786	18,976	810	57,490	6,528	50,962	4,403	1,448	(130,398)	27,717	(48,719)	54,669	(395,931)

(1)	Properties owned as of January 1, 2014 and still owned as of December 31, 2015.

(2)	Represents results, from the dates of acquisition through the periods presented, of properties acquired during 2014 and 2015.

(3)	Includes results of properties under development as of January 1, 2014 and results of properties sold during the periods presented.

The increase in net income of the same-store properties for the year ended December 31, 2015 compared to the year ended December 31, 2014 is primarily due to a decrease in depreciation and amortization expense recorded. Depreciation and amortization expense decreased for the year ended December 31, 2015 compared to the year ended December 31, 2014 due to the impact of adjustments recorded for the finalization of purchase price allocation on the same-store properties. The increase in net income of the acquisition properties for the year ended December 31, 2015 compared to the year ended December 31, 2014 is due to our 158 property acquisitions in the year ended December 31, 2015, including 104 properties acquired as part of the Merger, which are reflected in the 2015 results and not in the 2014 results.

Liquidity and Capital Resources
Liquidity is a measurement of our ability to meet cash requirements, including ongoing commitments to fund acquisitions of real estate assets, repay borrowings, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term and long-term liquidity requirements, including working capital, distributions, debt service and additional investments, consist of: (i) cash flow from operations; (ii) borrowings under our unsecured revolving credit facility and term loans; (iii) proceeds from our common equity, preferred equity and debt offerings; and, (iv) new financings. We believe these sources of financing will be sufficient to meet our short-term and long-term liquidity requirements. Our ability to fund our short-term liquidity needs, including debt service and general operations (including employment related benefit expenses), through cash flow from operations can be evaluated through the Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.
Our ability to borrow under our Unsecured Credit Facility and Term Loan is subject to our ongoing compliance with a number of customary financial covenants including our maximum secured and unsecured leverage ratios, minimum fixed charge coverage ratios, consolidated adjusted net worth values, unencumbered asset values, occupancy rates, and portfolio lease terms.
As of the date of this filing, we expect that our cash on hand and cash flow from operations will be sufficient to satisfy our anticipated short-term and long-term liquidity needs as well as our recourse liabilities, if any.
To maintain our qualification as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital for operations.
Cash Flows
Net cash provided by operating activities increased $905 to $33,692 for the year ended December 31, 2015 compared to $32,787 for the same period in 2014. Operating cash flow was generated primarily by net rental revenue from our real estate investments and management fees.
Net cash used for investing activities for the year ended December 31, 2015 was $854,665 compared to net cash used by investing activities of $471,174 during the same period in 2014. The increase in cash flow used by investing activities in 2015 is primarily attributable to the acquisition of 158 properties during the year ended December 31, 2015, net of any assumed mortgages, and capital expenditures related to the acquisitions. The increase was partially offset by cash assumed in connection with the Merger.
Net cash provided by financing activities for the year ended December 31, 2015 was $748,858 as compared to net cash provided by financing activities of $595,171 during the same period in 2014. The increase is primarily attributable to the net proceeds from our 2015 unsecured credit facility and three term loans entered into in connection with the closing of the Merger, our equity raises, and the net proceeds from our issuance of 4.97% senior unsecured notes, net of our payment of dividends and our repayment of outstanding balance on previous unsecured credit facilities and term loans subsequent to the Merger.
Capitalization
Our equity structure following the reverse merger reflects the equity structure of the Surviving Corporation. As a result, our common shares outstanding have been adjusted retroactively for all prior periods presented computed on the basis of the number of shares outstanding multiplied by the Exchange Ratio of 3.1898 established in the Merger Agreement. As of December 31, 2015 and 2014 , our authorized capital shares consists of 1,000,000,000 shares of beneficial interest, $0.01 par value per share, of which the we are authorized to issue up to 990,000,000 common shares of beneficial interest, par value $0.01 per share of our common shares and 10,000,000 preferred shares of beneficial interest, par value of $0.01, or preferred shares. There were 236,710,763 common shares issued at the closing of the Merger, representing the number of Gramercy Property Trust Inc.’s outstanding shares multiplied by the Exchange Ratio of 3.1898, and there were 3,500,000 shares of 7.125% Series A Preferred Shares issued which were exchanged from Legacy Gramercy's outstanding 7.125% Series B Preferred Stock at Merger closing. As of December 31, 2015, 420,523,153 common shares and 3,500,000 preferred shares were issued and outstanding, respectively.

In March 2015, our board of directors authorized and we declared a dividend of $0.06270 per common share for the first quarter of 2015, which was paid on April 15, 2015 to holders of record as of March 31, 2015. In June 2015, our board of directors authorized and we declared a dividend of $0.06897 per common share for the second quarter of 2015, which was paid on July 15, 2015 to holders of record as of June 30, 2015. In September 2015, our board of directors authorized and we declared a dividend of $0.06897 per common share for the third quarter of 2015, which was paid October 15, 2015 to holders of record as of September 30, 2015.
In connection with the closing of the Merger, in December 2015, we declared a pro-rata fourth quarter cash dividend of $0.05772 per common share for the period October 1, 2015 through December 16, 2015, the date prior to the close of the Merger, which was paid on December 22, 2015 to common stock and unitholders of record as of the close of business on December 16, 2015. We also declared a dividend on the 7.125% Series B Cumulative Redeemable Preferred Stock for the quarter ending December 31, 2015 in the amount of $0.44531 per share, which was paid on December 31, 2015 to preferred shareholders of record as of the close of business on December 16, 2015. Additionally, we declared a pro-rata dividend for the period December 17, 2015 through December 31, 2015 in the amount of $0.0206 per common share, which was paid on January 15, 2016 to common stock and unitholders of record as of the close of business on December 31, 2015. For income tax purposes, dividends paid to Legacy Gramercy stockholders represent ordinary income.
In April 2015, we completed an underwritten public offering of 31,180,295 shares of our common stock, which includes the exercise in full by the underwriters of their option to purchase up to 4,066,995 additional shares of common stock. The shares of common stock were issued at a public offering price of $8.70 per share and the net proceeds from the offering were approximately $259,325, after expenses.
In February 2015, our board of directors approved a 1-for-4 reverse stock split of our common stock and outstanding OP Units. The reverse stock split was effective after the close of trading on March 20, 2015, and our common stock began trading on a reverse split-adjusted basis on the New York Stock Exchange on March 23, 2015. No fractional shares were issued in connection with the reverse stock split. Instead, each stockholder holding fractional shares received, in lieu of such fractional shares, cash in an amount determined on the basis of the average closing price of our common stock on the New York Stock Exchange for the three consecutive trading days ending on March 20, 2015. The reverse stock split applied to all of our outstanding shares of common stock and therefore did not affect any stockholder’s relative ownership percentage.
At-The-Market Equity Offering Program
In September 2014, we, along with Legacy Gramercy's operating partnership, entered into an “at-the-market” equity offering program, or Previous ATM Program, to issue an aggregate of up to $100,000 of our common stock. During the year ended December 31, 2015, we sold 2,094,777 shares of our common stock through the Previous ATM Program for net proceeds of approximately $18,292 after related expenses. The net proceeds from these offerings were used to fund new investments and for other operating purposes. The Previous ATM Program was terminated upon closing of the Merger on December 17, 2015.
Preferred Stock
Upon closing of the Merger on December 17, 2015, each of Legacy Gramercy's 3,500,000 shares of 7.125% Series B Preferred Stock was exchanged for one share of our 7.125% Series A Preferred Shares, which have the same preferences, rights and privileges as the Series B Preferred Stock. Holders of our Series A Preferred Shares are entitled to receive annual dividends of $1.78125 per share on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after August 15, 2019, we can, at our option, redeem the Series A Preferred Shares at par for cash. At December 31, 2014, we had 3,500,000 Series A Preferred Shares outstanding with a mandatory liquidation preference of $25.00 per share.
In September 2014, we redeemed all of the outstanding shares of Legacy Gramercy's 8.125% Series A Preferred Stock at a redemption price of $25.32161 per share, equal to the sum of the $25.00 per share redemption price of the stock and a quarterly dividend of $0.32161 prorated to the redemption date of September 12, 2014. As a result of the redemption, we recorded a $2,912 charge to the Consolidated Statements of Operations equal to the excess of the $25.00 per share liquidation preference over the carrying value as of the redemption date.

Market Capitalization
At December 31, 2015, our consolidated market capitalization was $5,858,683 based on a common share price of $7.72 per share and the closing price of our common shares on the New York Stock Exchange on December 31, 2015. Market capitalization includes consolidated debt and common and preferred shares.
Equity Incentive Plans
Under the equity incentive plans, or Equity Incentive Plans, which are described below, we had stock options, restricted stock awards, restricted stock units, and LTIPs outstanding as of the date the Merger was completed. Pursuant to the Merger Agreement, each outstanding Legacy Gramercy award was converted into 3.1898 shares of newly issued awards of the combined company and all of the legacy Chambers equity awards vested upon closing of the Merger. Additionally, restricted stock awards, restricted stock units, and LTIPs were adjusted to fair value as of the closing date of the Merger. The fair value of legacy Chambers' equity awards that vested into the merger was allocated between consideration and acquisition and merger related expense based upon the portion of the service period attributable to the term that had passed before the merger closing and the remaining original term.The Legacy Gramercy Equity Incentive Plans continued substantially under their original terms following the Merger, with the exception of some changes in vesting for certain awards that resulted from the close of the Merger, which are described in further detail below.
Equity Plan Summaries
In August 2004, we instituted the 2004 Equity Incentive Plan, or the 2004 Equity Incentive Plan, which authorized (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) grants of shares of restricted common stock, (iv) grants of phantom shares, (v) dividend equivalent rights, and (vi) other equity-based awards. The exercise price of stock options was to be determined by the compensation committee, but could not be less than 100% of the fair market value of the shares of common stock on the date of grant. The 2004 Equity Incentive Plan expired by its terms in July 2014, the ten-year anniversary of adoption of the Plan by our board of directors.
In June 2012, we adopted the 2012 Inducement Equity Incentive Plan, or the 2012 Inducement Plan, in connection with the hiring of Gordon F. DuGan, Benjamin P. Harris, and Nicholas L. Pell, who joined us on July 1, 2012 as Chief Executive Officer, President and Managing Director, respectively. Under the 2012 Inducement Plan, we may grant equity awards for up to 14,354,100 shares of common stock pursuant to the employment inducement award exemption provided by the New York Stock Exchange Listed Company Manual. The 2012 Inducement Plan authorizes the grant of (i) NQSOs, (ii) shares of restricted stock, (iii) phantom shares, (iv) dividend equivalent rights and (v) other forms of equity-based awards, including LTIP units, as “employment inducement awards” within the meaning of Section 303A.08 of the New York Stock Exchange Listed Company Manual to newly hired eligible officers and employees. All of the shares available under the 2012 Inducement Plan were issued or reserved for issuance to Messrs. DuGan, Harris and Pell in connection with the equity awards made upon the commencement of their employment with us. Equity awards issued under the 2012 Inducement Plan had a fair value of $6,125 on the date of grant which was calculated in accordance with ASC 718. The 2012 Inducement Plan terminates on the ten year anniversary of its approval by our board of trustees, unless sooner terminated. As a result of the Merger, the change in control provision for the restricted stock units was triggered and vesting of the restricted stock units subsequent to the closing of the Merger is recorded on a straight-line basis as the performance hurdles, which determined vesting in the past, ceased to apply following the close of the Merger.

In July 2012, we adopted the 2012 Long-Term Outperformance Plan, or 2012 Outperformance Plan, which provides that if certain performance goals are achieved and other conditions are met, LTIP units would be issued to certain executives under the 2012 Inducement Equity Incentive Plan and to certain executives under the 2004 Equity Incentive Plan. The LTIP units are structured to quality as “profits interests” for federal income tax purposes and do not have full parity, on a per unit basis, with the Class A limited partnership interests in Legacy Gramercy's operating partnership with respect to liquidating distributions. Pursuant to the 2012 Outperformance Plan, these executives, in the aggregate, may earn up to $20,000 of LTIP units based on our common stock price appreciation over a four-year performance period ending June 30, 2016. The amount of LTIP units earned under the 2012 Outperformance Plan will range from $4,000 if our common stock price equals a minimum hurdle of $6.27 per share (less any dividends paid during the performance period) to $20,000 if our common stock price equals or exceeds $11.29 per share (less any dividends paid during the performance period) at the end of the performance period. In the event that the performance hurdles are not met on a vesting date, the award scheduled to vest on that vesting date may vest on a subsequent vesting date if the common stock price hurdle is met as of such subsequent vesting date. Any LTIP units earned under the 2012 Outperformance Plan will remain subject to vesting, with 50% of any LTIP units earned vesting on June 30, 2016 and the remaining 50% vesting on June 30, 2017 based, in each case, on continued employment through the vesting date. The LTIP units issued in July 2012 in connection with the hiring of new executives had a fair value of $2,715 on the date of grant, which was calculated in accordance with ASC 718.
In June 2015, we instituted the 2015 Equity Incentive Plan, which was approved by our board of directors and stockholders. Subject to the restrictions contained in the Merger Agreement, the 2015 Equity Incentive Plan allows for the following awards to be made: (i) ISOs, (ii) NQSOs, (iii) stock appreciation rights, or SARs, (iv) stock awards, (v) phantom shares and dividend equivalents, and (vi) other equity awards, including LTIP units. A total of 10,207,360 shares may be issued out of the 2015 Equity Incentive Plan, subject to adjustment in certain circumstances. The shares of common stock that are issued or transferred under the 2015 Equity Incentive Plan may be authorized but unissued shares of our common stock or reacquired shares of our common stock, including shares of our common stock purchased by it on the open market for purposes of the 2015 Equity Incentive Plan. The 2015 Equity Incentive Plan became effective in June 2015.
The 2004 Equity Incentive Plan, 2012 Inducement Plan, 2012 Outperformance Plan, and 2015 Equity Incentive Plan continued to exist following the Merger, however they became inactive and thus no new share awards will be issued out of any of those plans.
The Company has available the legacy Chambers equity incentive plan, or the 2013 Equity Incentive Plan, following the Merger. The 2013 Equity Incentive Plan allows for the following awards to be made: (i) ISOs, (ii) NQSQs, (iii) SARs, (iv) share awards, (v) phantom shares, and (vi) dividend equivalents and other equity awards. At December 31, 2015, 3,284,308 shares of common stock were available for issuance under the 2013 Equity Incentive Plan.
Equity Plan Activities
In March 2013, we granted equity awards to four of our senior officers pursuant to the 2012 Outperformance Plan in the form of LTIP units having an aggregate maximum value of $4,000, and a fair value of $845, which was calculated in accordance with ASC 718. We used a probabilistic valuation approach to estimate the inherent uncertainty that the LTIP units may have with respect to our common stock.
In March 2013, we granted four of our senior officers, pursuant to the 2004 Equity Incentive Plan, a total of 91,707 time-based restricted stock awards and 275,120 performance-based restricted stock units. The time-based awards vest in five equal annual installments commencing December 15, 2013, subject to continued employment. Vesting of the performance-based units requires, in addition to continued employment over a 5-year period, achievement of absolute increases in either our stock price or an adjusted funds from operations (as defined by our compensation committee).
In May 2014, we granted 151,896 shares of restricted stock to our Chief Executive Officer, Gordon F. DuGan, to recognize his strong performance leading us in 2013, during which we achieved a number of important repositioning milestones. The restricted stocks awards vest on the fifth anniversary of the date of grant, subject to Mr. DuGan’s continued employment. The shares of restricted stock are also subject to accelerated vesting in certain circumstances pursuant to Mr. DuGan's employment agreement.
In connection with the adoption of the 2015 Equity Incentive Plan, four Gramercy executives and three Gramercy non-executives were issued a total of 308,444 restricted shares in June 2015, 50% of which will vest on each of the fourth and fifth anniversaries of the grant date, subject to continued employment.

Effective at the closing of the Merger, the change in control accelerated vesting provisions of the 2012 Outperformance Plan were waived by all plan participants, and as a result the LTIP units will continue on, subject to the original service and performance conditions.
Employee Stock Purchase Plan
In November 2007, our board of directors adopted, and the stockholders subsequently approved in June 2008, the 2008 Employee Stock Purchase Plan, or ESPP, to provide equity-based incentives to eligible employees. The ESPP was intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and was adopted by the board to enable our eligible employees to purchase its shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 199,363 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. We filed a registration statement on Form S-8 with the Securities and Exchange Commission with respect to the ESPP. The common stock was offered for purchase through a series of successive offering periods. Each offering period was three months in duration and began on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provided for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was terminated upon closing of the Merger on December 17, 2015.
Deferred Stock Compensation Plan for Directors
Under the Legacy Gramercy's Directors' Deferral Program, which commenced April 2005 and was amended and restated in December 2014, independent directors could elect to defer up to 100% of their annual retainer fee, chairman fees and meeting fees. Unless otherwise elected by a participant, fees deferred under the program were be credited in the form of phantom shares. The phantom shares were convertible into an equal number of shares of common stock upon such directors’ termination of service from the board of directors or a change in control by us, as defined by the program. Phantom shares were credited to each independent director quarterly using the closing price of our common stock on the applicable dividend record date for the respective quarter. If dividends were declared by us, each participating independent director who elected to receive fees in the form of phantom shares had the option to have their account credited for an equivalent amount of phantom shares stock units based on the dividend rate for each quarter or have dividends paid in cash.
In connection with the closing of the Merger, on December 17, 2015 each outstanding phantom share granted under Legacy Gramercy's Directors' Deferral Program, was vested and on the first business day of the month following the Merger closing, converted into the right to receive a number of our common shares, rounded to the nearest whole share, determined by multiplying the number of subject phantom shares by the Exchange Ratio of the Merger. As a result, the directors received an aggregate of $916 in cash and 410,713 in phantom shares in January 2016. The portion paid out in cash was classified as a liability on the Consolidated Balance Sheets. Legacy Gramercy's Directors' Deferral Program terminated upon consummation of the Merger.
Indebtedness
Secured Debt
Secured Revolving Credit Facility
On June 9, 2014, we terminated our Secured Credit Facility, which we had entered into in September 2013 and under which we had borrowing capacity of $150,000, and concurrently replaced it with an unsecured credit facility. We recorded a net loss on the early extinguishment of debt of $1,925 for the year ended December 31, 2014 in connection with the unamortized deferred financing costs that were immediately expensed upon termination.
Mortgage Loans
Certain of our real estate assets are subject to mortgage loans. During 2015, we assumed $618,169 of non-recourse mortgages in connection with 46 real estate acquisitions, including $464,292 in connection with 29 properties acquired in the Merger. During 2014, we assumed $45,607 of non-recourse mortgages in connection with four real estate acquisitions.

The following table details our encumbered and unencumbered properties as of December 31, 2015, including our pro-rata share of mortgage loans in unconsolidated entities:

	Properties	Debt Balance	Weighted Average Interest Rate(1)	Weighted Average Remaining Term (years)
Consolidated Properties:
Encumbered Properties (3)	57	$770,293	5.35%	3.7
Unencumbered Properties	225	—	—	—
Net Premiums		23,333
Total Properties	282	793,626	5.35%	3.7
Unconsolidated Properties(2)
Encumbered Properties	25	180,622	3.37%	5.3
Unencumbered Properties	16	—	—	—
Net Premiums		1,213
Total Properties	41	181,835	3.37%	5.3
Total(2)
Encumbered Properties	82	950,915	4.97%	4.0
Unencumbered Properties	241	—	—	—
Net Premiums		24,546
Total Properties	323	$975,461	4.97%	4.0

(1)	Represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the effect of the interest rate swaps, excluding debt issuance costs.

(2)	Represents the number of properties at 100%, however the debt balance for unconsolidated properties is at our pro rata share of effective ownership.

(3)	Includes mortgage notes held for sale as of December 31, 2015 of $260,704.

Unsecured Debt
2015 Credit Facility and Term Loans
At the close of the Merger on December 17, 2015, both Legacy Gramercy and Chambers terminated the Legacy Gramercy unsecured credit facilities and entered into an agreement, or the Credit Agreement, for a new $850,000 senior unsecured revolving credit facility and $1,050,000 term loan facility with JPMorgan Chase Securities LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated. The $850,000 senior unsecured revolving credit facility, or the 2015 Revolving Credit Facility, consists of a $750,000 U.S. dollar revolving credit facility and a $100,000 multicurrency revolving credit facility. Letters of credit issued under the Revolving Credit Facilities are limited to $85,000 in the aggregate. The term loan facility, or the 2015 Term Loan, consists of a $300,000 term loan facility that matures in January 2019 with one 12-month extension, or the 3-Year Term Loan, and a $750,000 term loan facility that matures in January 2021, or the 5-Year Term Loan. The 2015 Revolving Credit Facility matures in January 2020, but may be extended for two additional six month periods upon the payment of applicable fees and satisfaction of certain customary conditions. Net proceeds from the 2015 Revolving Credit Facility were used to repay Legacy Gramercy's 2014 Revolving Credit Facility and 2014 Term Loan, as well as for general corporate purposes. Outstanding borrowings under the 2015 Revolving Credit Facility incur interest a floating rate based upon, at our option, either (i) adjusted LIBOR plus an applicable margin ranging from 0.875% to 1.55%, depending on our credit ratings, or (ii) the alternate base rate plus an applicable margin ranging from 0% to 0.55%, depending on our credit ratings. We are also required to pay quarterly in arrears a 0.125% to 0.30% facility fee, depending on our credit ratings, on the total commitments under the 2015 Revolving Credit Facility. Outstanding borrowings under the 3-Year Term Loan and 5-Year Term Loan incur interest at a floating rate based upon, at our option, either (i) adjusted LIBOR plus an applicable margin ranging from 0.9% to 1.75%, depending on our credit ratings, or (ii) the alternate base rate plus an applicable margin ranging from 0% to 0.75%, depending on our credit ratings. The alternate base rate is the greatest of (x) the prime rate announced by JPMorgan Chase Bank, N.A., (y) 0.50% above the Federal Funds Effective Rate and (z) the adjusted LIBOR for a one-month interest period plus 1.0%.
At the close of the Merger on December 17, 2015, we also entered into a new $175,000 seven-year unsecured term loan with Capital One, N.A., or the 7-Year Term Loan, which matures in January 2023. Outstanding borrowings under the 7-Year Term Loan incur interest at a floating rate based upon, at our option, either (i) adjusted LIBOR plus an applicable margin ranging from 1.3% to 2.1%, depending on the credit ratings of us and the Borrowers, or (iii) the alternate base rate plus an applicable margin ranging from 0.3% to 1.1%, depending on the credit ratings of us and the Borrowers. The alternate base rate is the greatest of (x) the prime rate announced by Capital One, (y) 0.50% above the Federal Funds Effective Rate and (z) the adjusted LIBOR for a one-month interest period plus 1.0%.
We are a guarantor of the obligations under the 2015 Revolving Credit Facility, the 2015 Term Loan, and the 7-Year Term Loan. These unsecured borrowing facilities include a series of financial and other covenants that we have to comply with in order to borrow under the facilities. We were in compliance with the covenants under the facilities during as of December 31, 2015. As of December 31, 2015, there were borrowings of $296,724 outstanding under the 2015 Revolving Credit Facility, including $21,724 (€20,000) on the multicurrency tranche, borrowings of $1,050,000 outstanding under the 2015 Term Loan, and borrowings of $175,000 outstanding under the 7-Year Term Loan.
Chambers Unsecured Credit Facility
In connection with the Merger, we assumed Chambers’ existing $850,000 unsecured revolving credit facility, which incurred interest at LIBOR plus 1.30% and had a maturity date of January 15, 2018, as well as Chambers’ four unsecured term loans which incurred interest at LIBOR plus 1.50% or LIBOR plus 1.75% and had maturity dates between March 2018 and January 2021. Chambers’ unsecured revolving credit facility had a balance of $290,000 and Chambers’ unsecured term loans had an aggregate balance of $570,000 as of December 17, 2015, the closing date of the Merger, and we paid off all of these balances on December 17, 2015 in connection with the closing of the 2015 Credit Facility.

2014 Credit Facility
On June 9, 2014, we entered into a Revolving Credit and Term Loan Agreement with lead arrangers JP Morgan Chase Bank, N.A, administrative agent, and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as syndication agent, for a $400,000 unsecured credit facility, consisting of a $200,000 senior term loan, or the 2014 Term Loan, and a $200,000 senior revolving credit facility, or the 2014 Revolving Credit Facility. The aggregate amount of the facility could be increased to a total of up to $800,000, in the aggregate. In January 2015, we expanded the revolving borrowing capacity under the 2014 Revolving Credit Facility from $200,000 to $400,000 and the accordion feature by $200,000. In May 2015, we amended the revolving borrowing capacity to bifurcate its 2014 Revolving Credit Facility into a $350,000 tranche denominated in U.S. dollars and a $50,000 tranche that could be denominated in certain foreign currencies. In July 2015, we expanded our 2014 Term Loan from $200,000 to $300,000 and exercised a portion of the accordion feature in its 2014 Revolving Credit Facility to increase the borrowing capacity under the U.S denominated tranche of the 2014 Revolving Credit Facility from $350,000 to $450,000. In the third quarter of 2015, we designated the euro loan as a net investment hedge to mitigate the risk from fluctuations in foreign currency exchange rates. Refer to Note 12, “Derivative and Hedging Instruments,” for further information on the net investment hedge.
Interest on outstanding balances on the 2014 Term Loan and advances made on the 2014 Revolving Credit Facility, were incurred at a floating rate based upon either (i) LIBOR plus an applicable margin ranging from 1.35% to 2.05%, depending on our total leverage ratio, or (ii) the applicable base rate plus an applicable margin ranging from 0.35% to 1.05%, depending on our total leverage ratio. The applicable base rate was the greater of (x) the prime rate, (y) 0.50% above the Federal Funds Effective Rate, and (z) 30-day LIBOR plus 1.00%. The $200,000 2014 Term Loan had an expiration in June 2019 and was used to repay the existing $200,000 mortgage loan secured by the Bank of America Portfolio at the time of our acquisition of the remaining 50% equity interest in the Bank of America Portfolio joint venture. The $200,000 2014 Revolving Credit Facility had an expiration in June 2018, with an option for a one-year extension, and replaced our previously existing $150,000 Secured Credit Facility, which was terminated simultaneously. On December 17, 2015, we paid off the 2014 Revolving Credit Facility and concurrently replaced the revolving credit facility and term loan under it with the Unsecured Credit Facility, as discussed above. We recorded a net loss on the early extinguishment of debt of $9,472 for the year ended December 31, 2015 in connection with the unamortized deferred financing costs that were immediately expensed upon termination.
The 2014 Term Loan and Unsecured Credit Facility were guaranteed by Gramercy Property Trust Inc. and certain subsidiaries. The facilities included a series of financial and other covenants that we had to comply with in order to borrow under the facilities. We were in compliance with the covenants under the facilities during 2015, through the date of payoff on December 17, 2015.
Senior Unsecured Notes
On December 17, 2015, we entered into a Note Purchase and Guarantee Agreement, or the Note Purchase Agreement, in connection with the private placement of our 4.97% Guaranteed Unsecured Senior Notes due December 2024, or the Senior Unsecured Notes. Pursuant to the terms of the Note Purchase Agreement, we issued and sold $100,000 aggregate principal amount of the Senior Unsecured Notes on December 17, 2015 and agreed to issue and sell an additional $50,000 aggregate principal amount of the Senior Unsecured Notes on January 12, 2016. The Senior Unsecured Notes bear interest at a rate of 4.97% per annum, with interest payable in arrears on June 17 and December 17 of each year, commencing June 17, 2016, until the maturity date of December 17, 2024. Along with our operating partnerships, we are jointly and severally obligated under the Senior Unsecured Notes, which are unconditionally guaranteed by us.

Exchangeable Senior Notes
On March 18, 2014, we issued $115,000 of 3.75% Exchangeable Senior Notes. The Exchangeable Senior Notes are senior unsecured obligations of the Operating Partnership and are guaranteed by us on a senior unsecured basis. The Exchangeable Senior Notes mature on March 15, 2019, unless redeemed, repurchased or exchanged in accordance with their terms prior to such date and will be exchangeable, under certain circumstances, for cash, for common shares or for a combination of cash and common shares, at the Operating Partnership's election. The Exchangeable Senior Notes will also be exchangeable prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date, at any time beginning on December 15, 2018, and also upon the occurrence of certain events. On or after March 20, 2017, in certain circumstances, the Operating Partnership may redeem all or part of the Exchangeable Senior Notes for cash at a price equal to 100% of the principal amount of the Exchangeable Senior Notes to be redeemed, plus accrued and unpaid interest up to, but excluding, the redemption date. As a result of transactions we entered into under the Merger Agreement, the Exchangeable Senior Notes became exchangeable at the option of the holder commencing August 13, 2015 and will remain exchangeable through 35 trading days following the consummation of the Merger, which occurred on December 17, 2015, in accordance with the terms of the indenture governing the Exchangeable Senior Notes. As of the period ended December 31, 2015, no holders elected to exercise the aforementioned exchange option.
As of December 31, 2015, the Exchangeable Senior Notes have a current exchange rate of 40.9434 units of Merger consideration, or Units of Merger Consideration, where one Unit of Merger Consideration represents 3.1898 of our common shares, or approximately 130.6013 of our common shares for each $1.0 principal amount of the Exchangeable Senior Notes. The fair value of the Exchangeable Senior Notes was determined at issuance to be $106,689. The discount is being amortized to interest expense over the expected life of the Exchangeable Senior Notes. As of December 31, 2015, the principal amount of the Exchangeable Senior Notes was $115,000, the unamortized discount was $5,606, and the carrying value was $109,394. As of December 31, 2015, and if Exchangeable Senior Notes were eligible for conversion, we could issue shares valued at $115,948 based upon our closing share price of $7.72, which would exceed the value of the outstanding principal by $948.
Due to the New York Stock Exchange’s limitation on the issuance of more than 19.99% of a company’s common stock outstanding without shareholder approval for issuances above this threshold, the embedded exchange option in the Exchangeable Senior Notes did not qualify for equity classification at the time of issuance. Instead, it was accounted for as a derivative liability upon issuance. As such, the value of the Exchangeable Senior Notes’ conversion options was recorded as a derivative liability on the balance sheet upon issuance of the Exchangeable Senior Notes. On June 26, 2014, we obtained the appropriate shareholder approval, and reclassified the embedded exchange option at a fair value of $11,726 into additional paid-in-capital within stockholders’ equity, and recorded a loss on derivative of $3,415 on the Consolidated Statements of Operations.

The following table sets forth our unsecured sources of financing and other related disclosures as of December 31, 2015 and 2014:

	Unswapped Interest Rate	Effective Interest Rate(1)	Maturity Date	Outstanding Balance
				December 31,
				2015	2014
2015 Revolving Credit Facility - USD tranche	1.58%	1.58%	1/8/2020	$275,000	$—
2015 Revolving Credit Facility - multicurrency tranche	1.20%	1.20%	1/8/2020	21,724
3-Year Term Loan	1.73%	1.73%	1/8/2019	300,000	—
5-Year Term Loan	1.73%	2.95%	1/8/2021	750,000	—
7-Year Term Loan	2.13%	3.57%	1/9/2023	175,000	—
2014 Term Loan(2)	N/A	N/A	N/A	—	200,000
Senior Unsecured Notes	4.97%	4.97%	12/17/2024	100,000	—
Exchangeable Senior Notes	3.75%	3.75%	3/15/2019	109,394	—
Total				$1,731,118	$200,000

(1)	Represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the effect of the interest rate swaps, excluding debt issuance costs.

(2)	Represents our 2014 Term Loan, which was fully repaid on December 17, 2015.
Contractual Obligations
We are obligated to fund capital expenditures related to our real estate investments, which primarily consist of expenditures to maintain assets, tenant improvement allowances and other construction or expansion obligations under tenant leases, and leasing commissions. As of December 31, 2015, we had commitments relating to tenant improvement allowances and funding obligations under leases totaling approximately $19,000 that are expected to be funded over the next five years. Additionally, we are obligated to fund the development of Chisholm, a build-to-suit property in Round Rock, Texas, which is a consolidated VIE, and upon substantial completion of the development to acquire the property through a forward purchase contract. Our remaining future commitment for the property at December 31, 2015 is approximately $20,941.
We have committed approximately $54,310 (€50,000) to the Gramercy European Property Fund, which was formed in December 2014. The Gramercy European Property Fund has a total initial capital commitment of approximately $305,475 (€252,500) from us and our investment partners, comprised of $54,310 (€50,000) from us, $244,985 (€202,500) from our investment partners, and an additional $108,620 (€100,000) from certain investment partners, not including us, after the first $305,475 (€252,500) has been invested. See Note 6, “Unconsolidated Equity Investments,” in the Consolidated Financial Statements for further information on the Gramercy European Property Fund. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on December 31, 2015, in the case of unfunded commitments.
We have certain properties acquired that are subject to ground leases, which are accounted for as operating leases. The ground leases have varying ending dates, renewal options and rental rate escalations, with the latest leases extending to June 2053.

Combined aggregate principal maturities and future minimum payments of our unsecured debt obligations, non-recourse mortgages, Senior Unsecured Notes, Exchangeable Senior Notes, and ground leases, in addition to associated interest payments, as of December 31, 2015 are as follows:

	Unsecured Credit Facility and Term Loans	Term Loans	Mortgage Notes Payable	Senior Unsecured Notes	Exchangeable Senior Notes	Ground Leases	Interest Payments	Total
2016	$—	$—	$162,537	$—	$—	$1,806	$83,843	$248,186
2017	—	—	68,814	—	—	1,805	78,686	149,305
2018	—	—	108,152	—	—	1,805	73,169	183,126
2019	—	300,000	125,911	—	115,000	1,727	59,929	602,567
2020	296,724	—	175,382	—	—	1,732	46,463	520,301
Thereafter	—	925,000	129,497	100,000	—	48,321	49,252	1,252,070
Below market interest	—	—	—	—	—	—	17,727	17,727
Total	$296,724	$1,225,000	$770,293	$100,000	$115,000	$57,196	$409,069	$2,973,282
We incurred rent expense on ground leases of $1,582, $853 and $0 during the years ended December 31, 2015, 2014, and 2013, respectively.
We have several office locations, which are each subject to operating lease agreements. These office locations include our corporate office at 521 Fifth Avenue, 30th Floor, New York, New York, and our three regional offices located at 550 Blair Mill Road, Horsham, Pennsylvania, 130 South Bemiston Ave, Clayton, Missouri, and 15 Bedford Street, London WC2E 9HE, United Kingdom. In connection with the Merger, we assumed operating leases on offices located at 47 Hulfish Street, Princeton, New Jersey and 515 S. Flower Street, Los Angeles, California. Related to our operating leases for office locations, we incurred rental expense of $775, $601, and $393 for the years ended December 31, 2015, 2014, and 2013.
The New York, New York lease has rents of approximately $368 per annum for year one rising to $466 per annum in year ten. The Horsham, Pennsylvania lease has rents of approximately $151 per annum for year one rising to $221 per annum in year four, and expires in April 2018. The Clayton, Missouri has rents of $21 per annum for year one, rising to $22 per annum in year three, and expires in December 2016. The London office expires in January 2020 and has rents of approximately $156 per annum for year one, which are subject to annual review. The Princeton office lease expires in December 2018 and has rents of $494 in year one, rising to $509 in year two and $523 in year three. The Los Angeles office lease expires in February 2016 and has rent of $25 for the two months in 2016.
Leasing Agreements
Future minimum rental revenue under non-cancelable leases, excluding reimbursements for operating expenses, as of December 31, 2015 are as follows:

Operating Leases
2016	$364,966
2017	359,424
2018	341,987
2019	318,986
2020	285,776
Thereafter	1,506,652
Total minimum lease rental income	$3,177,791

Future straight-line rent adjustments under non-cancelable leases as of December 31, 2015 are as follows:

Straight-line Rent Adjustments
2016	$26,061
2017	14,181
2018	10,857
2019	4,511
2020	(339)
Thereafter	(73,159)
Total straight-line rent adjustments	$(17,888)
Off-Balance-Sheet Arrangements
We have off-balance-sheet investments, including joint ventures and equity investments. These investments all have varying ownership structures. Substantially all of our joint venture and equity investment arrangements are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of these joint venture and equity investment arrangements. Our off-balance-sheet arrangements and financial results are discussed in detail in Note 6 in the accompanying financial statements.
Dividends
To maintain our qualification as a REIT, we must pay annual dividends to our shareholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, which would only be paid out of available cash, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.
Transactions with Trustee Related Entities and Related Parties
Our CEO, Gordon F. DuGan, is on the board of directors of the Gramercy European Property Fund and has committed approximately $1,358 (€1,250) in capital to the Gramercy European Property Fund. The two Managing Directors of Gramercy Europe Asset Management have collectively committed approximately $1,358 (€1,250) in capital to the Gramercy European Property Fund. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on December 31, 2015, in the case of unfunded commitments.
Three of the properties we acquired in January 2015 for an aggregate purchase price of approximately $19,750, which comprised an aggregate 450,000 square feet and are located in Milwaukee, Wisconsin, were acquired from affiliates of KTR Capital Partners, or KTR, a private industrial real estate investment company, for which one of our trustees served as Chief Executive Officer and Chairman of the Board.
The Chief Executive Officer of SL Green Realty Corp. (NYSE: SLG), or SL Green, was one of our directors until September 30, 2014, when he resigned. We did not have a disagreement with Mr. Holliday on any matter relating to our operations, policies or practices. In recognition of his service, our board of directors ratably vested 3,589 of the 4,785 shares of our common stock granted to Mr. Holliday in January 2014.
In June 2013, we signed a lease agreement with 521 Fifth Fee Owner LLC, an affiliate of SL Green, for new corporate office space located at 521 Fifth Avenue, 30th Floor, New York, New York. The lease commenced in September 2013, following the completion of certain improvements to the space. The lease is for approximately 6,580 square feet and expires in 2023 with rents of approximately $368 per annum for year one rising to $466 per annum in year ten. We paid $375 under the lease for the year ended December 31, 2015.

From May 2005 through September 2013, we were party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our previous corporate offices at 420 Lexington Avenue, New York, New York. In September 2013, concurrently with the commencement of the lease for the new corporate offices at 521 Fifth Avenue, we canceled the lease for our corporate office at 420 Lexington Avenue. The Company paid $287 under the lease for the year ended December 31, 2013.
Non-GAAP Financial Measures
We use the following non-GAAP financial measures that we believe are useful to investors as a key supplemental measure of our operating performance: funds from operations attributable to common shareholders and unitholders, or FFO, core funds from operations attributable to common shareholders and unitholders, or Core FFO, and adjusted funds from operations attributable to common shareholders and unitholders, or AFFO. We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. We also use FFO as one of several criteria to determine performance-based incentive compensation for members of our senior management, which may be payable in cash or equity awards. The revised White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss) (determined in accordance with GAAP), excluding impairment write-downs of investments in depreciable real estate and investments in in-substance real estate investments, gains or losses from debt restructurings and sales of depreciable operating properties, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs), less distributions to noncontrolling interests and gains/losses from discontinued operations and after adjustments for unconsolidated partnerships and joint ventures.
Core FFO and AFFO are presented excluding property acquisition costs, other-than-temporary impairments on retained bonds and other one-time charges. Our AFFO also excludes non-cash share-based compensation expense, amortization of above and below market leases, amortization of deferred financing costs, amortization of lease inducement costs, non-real estate depreciation and amortization, amortization of free rent received at property acquisition and straight-line rent. We believe that Core FFO and AFFO are useful supplemental measures regarding our operating performances as they provide a more meaningful and consistent comparison of our operating performance.
FFO, Core FFO and AFFO do not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance, or to cash flow from operating activities as a measure of our liquidity, nor is it entirely indicative of funds available to fund our cash needs, including our ability to make cash distributions. Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.
FFO, Core FFO and AFFO for the years ended December 31, 2015, 2014 and 2013 are as follows:

	For the Year Ended December 31,
	2015	2014	2013
Net income (loss) attributable to common shareholders and unitholders	$(54,162)	$44,644	$377,665
Add:
Depreciation and amortization	97,654	36,408	6,449
FFO adjustments for unconsolidated equity investments	2,019	4,086	11,111
Net income (loss) attributed to noncontrolling interest	(791)	(236)	—
Net (income) loss from discontinued operations	(875)	524	(392,999)
Less:
Non real estate depreciation and amortization	(870)	(784)	(952)
Gain on remeasurement of previously held joint venture	—	(72,345)	—
Net gain from disposals	(839)	—	(7)
Funds from operations attributable to common shareholders and unitholders	$42,136	$12,297	$1,267
Add:

	For the Year Ended December 31,
	2015	2014	2013
Acquisition costs	6,395	6,171	2,808
Acquisition costs for unconsolidated equity investments	1,557	—	2,002
Other-than-temporary impairments on retained bonds	—	4,816	—
Merger related costs	54,945	—	—
Loss on extinguishment of debt	9,472	1,925	—
Loss on derivative instruments	—	3,300	—
Preferred share redemption costs	—	2,912	—
Change in preferred share dividends	—	564	—
European Fund setup costs	221	—	—
Net income from discontinued operations related to properties	1,106	—	—
Less:
Recovery of servicing advances	(1,071)	—	—
Core funds from operations attributable to common shareholders and unitholders	$114,761	$31,985	$6,077
Add:
Non-cash share-based compensation expense	3,829	2,901	2,147
Amortization of market lease assets	3,777	1,310	266
Amortization of deferred financing costs and non-cash interest	2,331	2,561	167
Amortization of lease inducement costs	269	175	—
Return on construction advances	—	358	153
Non-real estate depreciation and amortization	870	784	952
Amortization of free rent received at property acquisition	3,415	544	—
Less:
AFFO adjustments for unconsolidated equity investments	259	(793)	3,973
Straight-lined rent	(12,206)	(3,995)	(1,015)
Incentive fees under prior asset management contract, net of taxes	—	—	(5,675)
Change in preferred share dividends	—	(564)	—
Amortization of market lease liabilities	(16,026)	(3,661)	(296)
Adjusted funds from operations attributable to common shareholders and unitholders	$101,279	$31,605	$6,749
Funds from operations per share – basic	$0.23	$0.15	$0.03
Funds from operations per share – diluted	$0.22	$0.14	$0.02
Core funds from operations per share – basic	$0.62	$0.38	$0.12
Core funds from operations per share – diluted	$0.61	$0.37	$0.12
Adjusted funds from operations per share – basic	$0.55	$0.37	$0.14
Adjusted funds from operations per share – diluted	$0.54	$0.37	$0.13

	For the Year Ended December 31,
	2015	2014	2013
Basic weighted average common shares outstanding – EPS	182,096,149	83,582,183	49,043,852
Phantom shares	410,713	—	—
Weighted average non-vested share based payment awards	1,336,830	—	541,296
Weighted average partnership units held by noncontrolling interest	1,555,007	824,464	—
Weighted average common shares and units outstanding	185,398,699	84,406,647	49,585,148
Diluted weighted average common shares and common share equivalents outstanding – EPS(1)	182,096,149	85,925,509	49,043,852
Weighted average partnership units held by noncontrolling interest	1,555,007	—	—
Weighted average non-vested share based payment awards	2,722,535	—	1,764,526
Weighted average stock options	52,976	—	163,994
Phantom shares	410,713	—	1,703,476
Dilutive effect of Exchangeable Senior Notes	472,154	—	—
Diluted weighted average common shares and units outstanding	187,309,534	85,925,509	52,675,848

(1)
For the year ended December 31, 2014, the diluted weighted average share calculations, which are the denominator in diluted earnings per share, include the weighted average partnership units, non-vested share based payment awards, stock options and phantom shares. These amounts were excluded from the diluted earnings per share calculation for the years ended December 31, 2015 and December 31, 2013 because they would have been anti-dilutive during this period.

Recently Issued Accounting Pronouncements
Please refer to Note 2 in the accompanying footnotes to our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Market Risk
Market risk includes risks that arise from changes in interest rates, credit, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risks to which we will be exposed are real estate, interest rate and credit risks. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.
Real Estate Risk
Commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions, local real estate conditions (such as an oversupply of retail, industrial, office or other commercial or multi-family space), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors, retroactive changes to building or similar codes, and increases in operating expenses (such as energy costs). We may seek to mitigate these risks by employing careful business selection, rigorous underwriting and credit approval processes and attentive asset management.

Interest Rate Risk
Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Our real estate assets generate income principally from fixed long-term leases and we are exposed to changes in interest rates primarily from floating rate borrowing arrangements. We expect that we will primarily finance our investment in commercial real estate with fixed rate, non-recourse mortgage financing, however, to the extent that we use floating rate borrowing arrangements, our net income from our real estate investments will generally decrease if LIBOR increases. We have used, and may continue to use, interest rate caps or swaps to manage our exposure to interest rate changes. We currently have a 2015 Revolving Credit Facility, several term loans and several mortgage notes payable which are based upon a floating rate which have an aggregate outstanding balance of $1.6 billion at December 31, 2015, of which $977.6 million is hedged effectively by interest rate swaps which we believe will mitigate the interest rate risk related to these borrowings.
The following chart shows our floating rate debt instruments, including debt that is hedged by interest rate swaps, and the related interest rates, maturity dates and balances as of December 31, 2015 (amounts in thousands):

Floating Rate Debt Instrument	Unswapped Interest Rate	Effective Interest Rate(1)	Maturity Date	Balance at December 31, 2015
2015 Revolving Credit Facility	1.58%	1.58%	1/8/2020	$275,000
2015 Revolving Credit Facility - Multicurrency tranche	1.20%	1.20%	1/8/2020	21,724
3-Year Term Loan (2)	1.73%	1.73%	1/8/2019	300,000
5-Year Term Loan	1.73%	2.95%	1/8/2021	$750,000
7-Year Term Loan	2.13%	3.57%	1/9/2023	175,000
Mortgage note payable - Waco	2.26%	4.55%	12/19/2020	10,391
Mortgage note payable - Point West I	2.25%	3.41%	12/6/2016	15,485
Mortgage note payable - Atrium I	2.25%	3.78%	5/31/2018	20,644
Mortgage note payable - Easton III	2.25%	3.95%	1/31/2019	6,094
Total Floating Rate Debt Instruments				$1,574,338

(1)	Represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the amortization of any discounts/premiums, excluding debt issuance costs.

(2)	These floating rate debt instruments are not hedged by interest rate swaps.
The following chart shows a hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the interest rate risk related to the 2015 Revolving Credit Facility and $300.0 million of the balance on the term loans (amounts in thousands):

Change in LIBOR	Projected Decrease in Net Income
Base case
+100 bps	$(1,508)
+200 bps	$(3,017)
+300 bps	$(4,525)

Credit Risk
Credit risk refers to the ability of each tenant in our portfolio of real estate investments to make contractual lease payments on the scheduled due dates. We seek to reduce credit risk of our real estate investments by entering into long-term leases with tenants after a careful evaluation of credit worthiness as part of our property acquisition process. If defaults occur, we employ our asset management resources to mitigate the severity of any losses and seek to relet the property. In the event of a significant rising interest rate environment and/or economic downturn, tenant delinquencies and defaults may increase and result in credit losses that would materially and adversely affect our business, financial condition and results of operations.
Foreign Currency Exchange Rate Risk
We operate an asset management business and have capital commitments to an equity investment in the European Union. As a result, we are subject to risk from the effects of exchange rate risk from the effects of exchange rate movements in the euro and the British pound sterling, which may affect future costs and cash flows. We intend to hedge our foreign currency exposure related to our investments in Europe primarily by financing our investments in the local currency denominations. We are generally a net payer of various foreign currencies (we pay out more cash than we receive), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. As of December 31, 2015, we had outstanding borrowings of $21,724 (€20,000) under the foreign currency denominated tranche of our Unsecured Revolving Credit Facility, which is designated as a net investment hedge to mitigate our risk from fluctuations in foreign currency exchange rates. Our unhedged net investment in foreign currencies was $1,661 as of December 31, 2015 based on the period ending U.S. dollar value of the hedge of $21,724. For the year ended December 31, 2015, we recorded net losses of $594 in other comprehensive income as the portion of the foreign currency net investment derivative used to hedge the currency exposure of our unconsolidated equity investment in the Gramercy European Property Fund which qualifies as a net investment hedge under ASC Topic 815. For the years ended December 31, 2015 and 2014, we recognized a realized foreign currency transaction loss of $16 and $23, respectively, and no unrealized foreign currency transaction gain or loss. Foreign currency transaction gains and losses are included in Other Income in the Condensed Consolidated Statement of Operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of Gramercy Property Trust
We have audited the accompanying consolidated balance sheets of Gramercy Property Trust (“the Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity (deficit) and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gramercy Property Trust at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gramercy Property Trust's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 29, 2016

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of Gramercy Property Trust
We have audited Gramercy Property Trust’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Gramercy Property Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and trustees of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Gramercy Property Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gramercy Property Trust as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit) and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2015 of Gramercy Property Trust and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 29, 2016

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31, 2015	December 31, 2014
Assets:
Real estate investments, at cost:
Land	$702,557	$239,503
Building and improvements	3,313,747	828,117
Less: accumulated depreciation	(84,627)	(27,598)
Total real estate investments, net	3,931,677	1,040,022
Cash and cash equivalents	128,031	200,069
Restricted cash	17,354	1,244
Investment in unconsolidated equity investments	580,000	—
Servicing advances receivable	1,382	1,485
Retained CDO bonds	7,471	4,293
Assets held for sale, net	420,485	—
Tenant and other receivables, net	34,234	15,398
Acquired lease assets, net of accumulated amortization of $54,323 and $15,168	682,174	200,231
Deferred costs, net of accumulated amortization of $3,760 and $1,908	20,339	10,355
Goodwill	3,568	3,840
Other assets	14,192	23,063
Total assets	$5,840,907	$1,500,000
Liabilities and Equity:
Liabilities:
Senior unsecured revolving credit facility	$296,724	$—
Exchangeable senior notes, net	109,394	107,836
Mortgage notes payable	532,922	161,642
Senior unsecured notes	100,000	—
Senior unsecured term loans	1,225,000	200,000
Total long-term debt	2,264,040	469,478
Accounts payable and accrued expenses	59,808	18,806
Dividends payable	8,980	9,579
Accrued interest payable	4,546	2,357
Deferred revenue	36,031	11,592
Below market lease liabilities, net of accumulated amortization of $17,083 and $3,961	242,456	53,826
Liabilities related to assets held for sale	291,364	—
Derivative instruments, at fair value	3,442	3,189
Other liabilities	8,271	8,263
Total liabilities	2,918,938	577,090
Commitments and contingencies
Noncontrolling interest in operating partnership	10,892	16,129
Equity:
Common shares, par value $0.01, 420,523,153 and 149,079,743 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively.	4,205	1,491
Series A cumulative redeemable preferred shares, par value $0.01, liquidation preference $87,500, 3,500,000 shares authorized, issued and outstanding at December 31, 2015.	84,394	—
Series B cumulative redeemable preferred shares, par value $0.01, liquidation preference $87,500, 3,500,000 shares authorized, issued and outstanding at December 31, 2014.	—	84,394
Additional paid-in-capital	3,879,932	1,767,533
Accumulated other comprehensive loss	(5,751)	(3,703)
Accumulated deficit	(1,051,454)	(942,934)
Total shareholders' equity	2,911,326	906,781
Noncontrolling interest in other partnerships	(249)	—
Total equity	2,911,077	906,781
Total liabilities and equity	$5,840,907	$1,500,000

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues
Rental revenue	$169,986	$60,258	$12,181
Third-party management fees	22,271	25,033	40,896
Operating expense reimbursements	41,814	20,604	1,203
Investment income	1,763	1,824	1,717
Other income	1,438	221	707
Total revenues	237,272	107,940	56,704
Operating Expenses
Property operating expenses	42,076	21,120	1,411
Property management expenses	19,446	17,500	20,868
Depreciation and amortization	97,654	36,408	5,675
General and administrative expenses	19,794	18,416	18,210
Acquisition and merger-related expenses	61,340	6,171	2,808
Total operating expenses	240,310	99,615	48,972
Operating Income (Loss)	(3,038)	8,325	7,732
Other Income (Expense):
Interest expense	(34,663)	(16,586)	(1,732)
Other-than-temporary impairment	—	(4,064)	(3,339)
Portion of impairment recognized in other comprehensive loss	—	(752)	1,337
Net impairment recognized in earnings	—	(4,816)	(2,002)
Loss on derivative instruments	—	(3,300)	(115)
Equity in net income (loss) of unconsolidated equity investments	(1,107)	1,959	(5,662)
Gain on remeasurement of previously held joint venture	—	72,345	—
Loss on extinguishment of debt	(9,472)	(1,925)	—
Income (loss) from continuing operations before provision for taxes	(48,280)	56,002	(1,779)
Provision for taxes	(2,153)	(809)	(6,393)
Income (loss) from continuing operations	(50,433)	55,193	(8,172)
Income (loss) from discontinued operations	875	(524)	5,057
Gain on sale of joint venture interest to a director related entity	—	—	1,317
Gains from disposals	—	—	389,140
Provision for taxes	—	—	(2,515)
Income (loss) from discontinued operations	875	(524)	392,999
Income (loss) before gains on disposals	(49,558)	54,669	384,827
Net gains on disposals	839	—	—
Net income (loss)	(48,719)	54,669	384,827
Net loss attributable to noncontrolling interest	791	236	—
Net income (loss) attributable to Gramercy Property Trust	(47,928)	54,905	384,827
Preferred share redemption costs	—	(2,912)	—
Preferred share dividends	(6,234)	(7,349)	(7,162)
Net income (loss) available to common shareholders	$(54,162)	$44,644	$377,665
Basic earnings per share:
Net income (loss) from continuing operations, after preferred dividends	$(0.30)	$0.54	$(0.31)
Net income (loss) from discontinued operations	—	(0.01)	8.01
Net income (loss) available to common shareholders	$(0.30)	$0.53	$7.70
Diluted earnings per share:
Net income (loss) from continuing operations, after preferred dividends	$(0.30)	$0.53	$(0.31)
Net income (loss) from discontinued operations	—	(0.01)	8.01
Net income (loss) available to common shareholders	$(0.30)	$0.52	$7.70
Basic weighted average common shares outstanding	182,096,149	83,582,183	49,043,852
Diluted weighted average common shares and common share equivalents outstanding	182,096,149	85,925,509	49,043,852

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$(48,719)	$54,669	$384,827
Other comprehensive income (loss):
Unrealized gain on debt securities and derivative instruments:
Unrealized gain (loss) on available for sale debt securities	1,476	752	(3,221)
Reclassification adjustment for other-than-temporary impairment in net income	—	—	2,002
Unrealized loss on derivative instruments	(2,885)	(3,002)	(187)
Reclassification of unrealized holding losses on debt securities and derivative instruments into discontinued operations	—	—	95,265
Foreign currency translation adjustments	(594)	(48)	—
Reclassification of unrealized loss of terminated derivative instruments into earnings	(45)	—	—
Other comprehensive income (loss)	(2,048)	(2,298)	93,859
Comprehensive income (loss)	(50,767)	52,371	478,686
Net loss attributable to noncontrolling interest	791	236	—
Other comprehensive (income) loss attributable to noncontrolling interest	(4)	41	—
Comprehensive income (loss) attributable to Gramercy Property Trust	$(49,980)	$52,648	$478,686

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Consolidated Statements of Shareholders’ Equity (Deficit) and Noncontrolling Interests
(Amounts in thousands, except share data)

	Common Stock		Common Stock, Class B-1		Common Stock, Class B-2		Series A Preferred Stock	Additional Paid-In- Capital	Accum- ulated Other Com- prehensive Income (Loss)	Retained Earnings / (Accum- ulated Deficit)	Total Gramercy Property Trust	Non- controlling Interest
	Shares	Par Value	Shares	Par Value	Shares	Par Value							Total
Balance at December 31, 2012	45,240,138	$452	1,594,900	$16	1,594,900	$16	$85,235	$1,101,804	$(95,265)	$(1,344,989)	$(252,731)	$903	$(251,828)
Net income	—	—	—	—	—	—	—	—	—	384,827	384,827	—	384,827
Change in net unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	9,914	—	9,914	—	9,914
Change in net unrealized gain on debt securities	—	—	—	—	—	—	—	—	(1,219)	—	(1,219)	—	(1,219)
Change in net unrealized loss on securities available for sale	—	—	—	—	—	—	—	—	23,083	—	23,083	—	23,083
Gramercy Finance disposal	—	—	—	—	—	—	—	—	62,082	—	62,082	(42)	62,040
Conversion of Class B-1 & Class B-2 shares into common stock	3,189,800	32	(1,594,900)	(16)	(1,594,900)	(16)	—	—	—	—	—	—	—
Issuance of stock	9,198,745	92	—	—	—	—	—	45,440	—	—	45,532	—	45,532
Issuance of stock - stock purchase plan	7,179	—	—	—	—	—	—	13	—	—	13	—	13
Stock based compensation-fair value(1)	(767,275)	(7)	—	—	—	—	—	2,141	—	—	2,134	—	2,134
Liquidation of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(861)	(861)
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(7,162)	(7,162)	—	(7,162)
Balance at December 31, 2013	56,868,587	$569	—	$—	—	$—	$85,235	$1,149,398	$(1,405)	$(967,324)	$266,473	$—	$266,473

(1)	In the first quarter of 2013, the Company excluded unvested restricted share units from the outstanding share count.

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Consolidated Statements of Shareholders’ Equity (Deficit) and Noncontrolling Interests – (Continued)
(Amounts in thousands, except share data)

	Common Stock		Series A Preferred Stock	Series B Preferred Stock	Additional Paid-In- Capital	Accumulated Other Com- prehensive Income (Loss)	Retained Earnings / (Accumulated Deficit)	Total Gramercy Property Trust	Non- controlling interest
	Shares	Par Value								Total
Balance at December 31, 2013	56,868,587	$569	$85,235	$—	$1,149,398	$(1,405)	$(967,324)	$266,473	$—	$266,473
Net income	—	—	—	—	—	—	54,905	54,905	—	54,905
Change in net unrealized loss on derivative instruments	—	—	—	—	—	(3,002)	—	(3,002)	—	(3,002)
Reclassification of fair value of embedded exchange option on 3.75% exchangeable senior notes	—	—	—	—	11,726	—	—	11,726	—	11,726
Change in net unrealized gain on debt securities	—	—	—	—	—	752	—	752	—	752
Offering costs	—	—	—	(3,106)	(29,207)	—	—	(32,313)	—	(32,313)
Stock redemption costs	—	—	(3)	—	—	—	—	(3)	—	(3)
Redemption of Series A cumulative redeemable preferred stock	—	—	(85,232)	—	—	—	(2,912)	(88,144)	—	(88,144)
Issuance of stock	91,033,228	910	—	87,500	626,924	—	—	715,334	—	715,334
Issuance of stock - stock purchase plan	4,995	—	—	—	27	—	—	27	—	27
Stock based compensation-fair value	—	—	—	—	2,483	—	—	2,483	—	2,483
Proceeds from stock options exercised	23,924	—	—	—	91	—	—	91	—	91
Conversion of OP Units to common stock	1,149,009	12	—	—	8,727	—	—	8,739	—	8,739
Reallocation of noncontrolling interest in the operating partnership	—	—	—	—	(2,636)	—	—	(2,636)	—	(2,636)
Dividends on preferred stock - Series A	—	—	—	—	—	—	(4,993)	(4,993)	—	(4,993)
Dividends on preferred stock - Series B	—	—	—	—	—	—	(2,356)	(2,356)	—	(2,356)
Dividends on common stock	—	—	—	—	—	—	(20,254)	(20,254)	—	(20,254)
Foreign currency translation adjustments	—	—	—	—	—	(48)	—	(48)	—	(48)
Balance at December 31, 2014	149,079,743	$1,491	$—	$84,394	$1,767,533	$(3,703)	$(942,934)	$906,781	$—	$906,781

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Consolidated Statements of Shareholders’ Equity (Deficit) and Noncontrolling Interests – (Continued)
(Amounts in thousands, except share data)

	Common Shares		Series A Preferred Shares	Series B Preferred Stock	Additional Paid-In- Capital	Accumulated Other Com- prehensive Income (Loss)	Retained Earnings / (Accumulated Deficit)	Total Gramercy Property Trust	Non- controlling interest
	Shares	Par Value								Total
Balance at December 31, 2014	149,079,743	$1,491	$—	$84,394	$1,767,533	$(3,703)	$(942,934)	$906,781	$—	$906,781
Shares issued in connection with merger	236,710,763	2,367	84,394	(84,394)	1,826,874	—	—	1,829,241	—	1,829,241
Net income (loss)	—	—	—	—	—	—	(47,928)	(47,928)	(415)	(48,343)
Change in net unrealized loss on derivative instruments	—	—	—	—	—	(2,930)	—	(2,930)	—	(2,930)
Change in net unrealized gain on debt securities	—	—	—	—	—	1,476	—	1,476	—	1,476
Offering costs	—	—	—	—	(12,090)	—	—	(12,090)	—	(12,090)
Issuance of shares	33,274,824	333	—	—	289,567	—	—	289,900	—	289,900
Issuance of shares - stock purchase plan	13,108	—	—	—	80	—	—	80	—	80
Stock based compensation - fair value	991,586	10	—	—	3,445	—	—	3,455	—	3,455
Conversion of OP Units to common shares	453,129	4	—	—	3,784	—	—	3,788	—	3,788
Reallocation of noncontrolling interest in the operating partnership	—	—	—	—	739	—	—	739	—	739
Dividends on preferred shares - Series A	—	—	—	—	—	—	—	—	—	—
Dividends on preferred stock - Series B	—	—	—	—	—	—	(6,234)	(6,234)	—	(6,234)
Dividends on common shares	—	—	—	—	—	—	(54,358)	(54,358)	—	(54,358)
Contributions to consolidated equity investment	—	—	—	—	—	—	—	—	171	171
Foreign currency translation adjustments	—	—	—	—	—	(594)	—	(594)	(5)	(599)
Balance at December 31, 2015	420,523,153	$4,205	$84,394	$—	$3,879,932	$(5,751)	$(1,051,454)	$2,911,326	$(249)	$2,911,077

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating Activities:
Net income (loss)	$(48,719)	$54,669	$384,827
Adjustments to net cash provided by operating activities:
Depreciation and amortization	97,654	36,408	6,383
Amortization of acquired leases to rental revenue and expense	(12,249)	(2,352)	(65)
Amortization of deferred costs	3,711	1,991	175
Amortization of discounts and other fees	(3,212)	(959)	(10,577)
Amortization of lease inducement costs	269	175	—
Straight-line rent adjustment	(12,406)	(3,995)	(2,225)
Non-cash impairment charges	—	4,816	9,643
Net gain on sale of properties and lease terminations	(839)	—	(611)
Net realized gain on disposal of Gramercy Finance	—	—	(389,140)
Net realized gain on sale of joint venture to director related entity	—	—	(1,317)
Loss on derivative instruments	—	3,300	115
Distributions received from unconsolidated equity investments	5,704	3,373	7,985
Equity in net (income) loss of unconsolidated equity investments	1,107	(1,959)	6,466
Gain from remeasurement of previously held joint ventures	—	(72,345)	—
Loss on extinguishment of debt	9,472	1,925	—
Amortization of share-based compensation	6,562	2,483	2,149
Changes in operating assets and liabilities:
Restricted cash	(3,667)	(272)	(1,108)
Payment of capitalized leasing costs	(3,132)	(77)	(2,630)
Tenant and other receivables	5,403	4,983	588
Accrued interest	103	(155)	5,780
Other assets	10,843	(11,229)	13,710
Accounts payable, accrued expenses and other liabilities	(27,651)	7,029	(2,362)
Deferred revenue	4,739	4,978	1,617
Net cash provided by operating activities	33,692	32,787	29,403
Investing Activities:
Capital expenditures	(4,577)	(16,496)	(8,345)
Distributions received from unconsolidated equity investments	—	3,841	21,642
Proceeds from disposal of Gramercy Finance	—	—	6,291
Proceeds from sale of joint venture to director related entity	—	—	8,275
Proceeds from sale of real estate	73,796	—	—
Cash acquired in connection with Merger	24,687	—	—
Principal collections on investments	—	—	34,990
Contributions to unconsolidated equity investments	(25,959)	—	(1,750)
Acquisition of real estate, net of cash acquired of $0, $4,108, and $0	(919,213)	(461,963)	(283,148)
Acquisition of Gramercy Europe Asset Management, net of cash acquired of $0, $97, and $0	—	(3,658)	—
Restricted cash for tenant improvements	(3,399)	(326)	—
Proceeds from repayments of servicing advances receivable	—	7,428	5,953
Net cash used in investing activities	(854,665)	(471,174)	(216,092)
Financing Activities:
Repayment of collateralized debt obligations	—	—	(85,912)
Proceeds from unsecured term loans and revolving credit facility	2,293,612	275,000	—
Proceeds from senior unsecured notes	100,000	—	—
Proceeds from secured credit facility	—	23,000	45,000
Repayment of unsecured term loans and revolving credit facility	(1,831,806)	(75,000)	—
Repayment of secured credit facility	—	(68,000)	—
Proceeds from issuance of exchangeable senior notes	—	115,000	—
Proceeds from mortgage notes payables	—	—	67,255
Repayment of mortgage notes payable	(5,936)	(205,392)	(771)
Offering costs	(12,090)	(28,381)
Proceeds from sale of common stock	289,910	627,183	45,532
Payment of deferred financing costs	(19,724)	(8,457)	(3,546)
Termination of derivatives	(3,784)	—	—
Proceeds from issuance of Series B shares	—	87,500	—
Issuance costs for Series B shares	—	(3,004)	—
Redemption of Series A shares	—	(89,279)	—
Preferred shares dividends paid	(6,234)	(43,814)	—
Common shares dividends paid	(54,868)	(10,792)	—
Proceeds from sale of repurchased bonds	—	—	34,364
Proceeds from exercise of stock options and employee purchase under the employee share purchase plan	80	118	—
Contributions from noncontrolling interests in other entities	169	—	—
Distribution to noncontrolling interest holders	(421)	(86)	(250)
Change in restricted cash from financing activities	(50)	(425)	22,948
Net cash provided by financing activities	748,858	595,171	124,620
Net increase (decrease) in cash and cash equivalents	(72,115)	156,784	(62,069)
Decrease in cash and cash equivalents related to foreign currency translation	77	(48)	—
Cash and cash equivalents at beginning of period	200,069	43,333	105,402
Cash and cash equivalents at end of period	$128,031	$200,069	$43,333
The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

1. Business and Organization
Gramercy Property Trust, or the Company or Gramercy, a Maryland real estate investment trust, or REIT, is a leading global investor and asset manager of commercial real estate. Gramercy specializes in acquiring and managing single-tenant, net leased industrial, office, and specialty properties. The Company focuses on income producing properties leased to high quality tenants in major markets in the United States and Europe.
Gramercy earns revenues primarily through three sources: (i) rental revenues on properties that it owns in the United States, (ii) asset management revenues on properties owned by third parties in the United States and Europe and (iii) pro-rata rental revenues on its unconsolidated equity investments in the United States, Europe, and Asia.
On December 17, 2015, Chambers Street Properties, or Chambers, a Maryland REIT, completed a merger, or the Merger, with Gramercy Property Trust Inc., or Legacy Gramercy, a Maryland corporation, pursuant to which Legacy Gramercy stockholders received 3.1898 common shares of beneficial interest of Chambers for each share of common stock of Legacy Gramercy held. Following the Merger, Chambers changed its name to “Gramercy Property Trust” and began trading on the New York Stock Exchange, or NYSE, using the “GPT” stock symbol. Legacy Gramercy’s executive management team manages the combined company.
In the Merger, Chambers was the legal acquirer but Legacy Gramercy was determined to be the “accounting acquirer” for financial reporting purposes. Thus, the financial information set forth herein reflects approximately 11.5 months of Legacy Gramercy results and 14 days of combined company results following the Merger closing. For this reason, period to period comparisons may not be meaningful.
As of December 31, 2015, the Company owns, either directly or in an unconsolidated equity investment, a portfolio of 323 industrial, office, and specialty properties with 98.4% occupancy. Tenants include Bank of America, N.A., Healthy Way of Life II, LLC (d.b.a Life Time Fitness), Raytheon Company, Amazon.com, Inc., JPMorgan Chase Bank, N.A. and others. As of December 31, 2015, the Company’s asset management business, which operates under the name Gramercy Asset Management, manages for third-parties approximately $900,000 of commercial real estate assets.
During the year ended December 31, 2015, excluding the properties acquired in the Merger, the Company acquired 54 properties aggregating 8,838,304 square feet in 21 separate transactions for a total purchase price of approximately $1,095,669. As a result of the Merger, during the year ended December 31, 2015, the Company acquired 104 properties from Chambers, aggregating 24,961,842 square feet.
As of December 31, 2015, the Company’s wholly-owned portfolio of net leased properties is summarized as follows:

Property Type	Number of Properties	Rentable Square Feet	Occupancy
Industrial	135	32,877,202	95.9%
Office	122	11,959,636	83.8%
Specialty industrial	14	676,472	100.0%
Specialty retail	9	1,187,258	100.0%
Data center	2	227,953	100.0%
Total	282	46,928,521	98.4%
The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and generally will not be subject to U.S. federal income taxes to the extent it distributes its taxable income, if any, to its shareholders. The Company has in the past established, and may in the future establish taxable REIT subsidiaries, or TRSs, to effect various taxable transactions. Those TRSs would incur U.S. federal, state and local taxes on the taxable income from their activities.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

The Company’s operating partnership, GPT Operating Partnership LP, or the Operating Partnership, indirectly owns (i) all of the Company's consolidated real estate investments, (ii) the Company's interests in unconsolidated investments and (iii) the entities, primarily a TRS, that conduct the Company’s third-party asset management operations. The Company is the sole general partner and 100% owner of the Operating Partnership. The Operating Partnership is the 100% owner of all of its direct and indirect subsidiaries, except that as of December 31, 2015 third-party holders of limited partnership interests in Legacy Gramercy’s operating partnership, the entity that owns substantially all of Legacy Gramercy’s assets and investments, owned approximately 0.33% of the beneficial interest of the Company. These interests are referred to as the noncontrolling interests in the Gramercy Operating Partnership. See Note 15 for more information on the Company’s noncontrolling interests.
2. Significant Accounting Policies
Reclassification
Certain prior year balances have been reclassified to conform with the current year presentation for assets classified as discontinued operations. Certain reclassifications were made to the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss) and footnote disclosures for all periods presented to reflect held for sale and discontinued operations as of December 31, 2015.
Principles of Consolidation
The Consolidated Financial Statements include the Company’s accounts and those of the Company’s subsidiaries which are wholly-owned or controlled by the Company, or entities which are variable interest entities, or VIEs, in which the Company is the primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. The Company has evaluated its investments for potential classification as variable interests by evaluating the sufficiency of each entity’s equity investment at risk to absorb losses.
Entities which the Company does not control and are considered VIEs, but where the Company is not the primary beneficiary, are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated. The equity interests of other limited partners in the Company’s operating partnerships are reflected as noncontrolling interests.
Real Estate Investments
The Company records acquired real estate investments as business combinations when the real estate is occupied, at least in part, at acquisition. Costs directly related to the acquisition of such investments are expensed as incurred. The Company allocates the purchase price of real estate to land, building, improvements and intangibles, such as the value of above- and below-market leases, and origination costs associated with the in-place leases at the acquisition date. The values of the above- and below-market leases are amortized and recorded as either an increase, in the case of below-market leases, or a decrease, in the case of above-market leases, to rental revenue over the remaining term of the associated lease. The values associated with in-place leases are amortized to depreciation and amortization expense over the remaining term of the associated lease.
The Company assesses the fair value of the leases at acquisition based upon estimated cash flow projections that utilize appropriate discount rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below-market and determined to be material, the Company amortizes such below-market lease value into rental revenue over the renewal period. Additionally, for transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase at the time of acquisition.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

Acquired real estate investments involving sale-leasebacks that have newly-originated leases are recorded as asset acquisitions and accordingly, transaction costs incurred in connection with the acquisition are capitalized. Acquired real estate investments which are under construction are considered build-to-suit transactions and other acquired real estate investments that do not meet the definition of a business combination are recorded at cost. In build-to-suit transactions, the Company engages a developer to construct a property or provide funds to a tenant to develop a property. The Company capitalizes the funds provided to the developer/tenant and real estate taxes, if applicable, during the construction period.
Certain improvements are capitalized when they are determined to increase the useful life of the building. Depreciation is computed using the straight-line method over the shorter of the estimated useful life at acquisition of the capitalized item or 40 years for buildings, five to ten years for building equipment and fixtures, and the lesser of the useful life or the remaining lease term for tenant improvements and leasehold interests. Maintenance and repair expenditures are charged to expense as incurred.
In leasing space, the Company may provide funding to the lessee through a tenant allowance. In accounting for tenant allowances, the Company determines whether the allowance represents funding for the construction of leasehold improvements and evaluates the ownership of such improvements. If the Company is considered the owner of the leasehold improvements, the Company capitalizes the amount of the tenant allowance and depreciates it over the shorter of the useful life of the leasehold improvements or the lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Factors considered during this evaluation usually include (i) who holds legal title to the improvements, (ii) evidentiary requirements concerning the spending of the tenant allowance, and (iii) other controlling rights provided by the lease agreement (e.g. unilateral control of the tenant space during the build-out process). Determination of the accounting for a tenant allowance is made on a case-by-case basis, considering the facts and circumstances of the individual tenant lease.
The Company also reviews the recoverability of the property’s carrying value when circumstances indicate a possible impairment of the value of a property. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as changes in strategy resulting in an increased or decreased holding period, expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If management determines impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used and for assets held for sale, an impairment loss is recorded to the extent that the carrying value exceeds the fair value less estimated cost of disposal. These assessments are recorded as an impairment loss in the Consolidated Statements of Operations in the period the determination is made. The estimated fair value of the asset becomes its new cost basis. For a depreciable long-lived asset to be held and used, the new cost basis will be depreciated or amortized over the remaining useful life of that asset.
Unconsolidated Equity Investments
The Company accounts for substantially all of its unconsolidated equity investments under the equity method of accounting since it exercises significant influence, but does not unilaterally control the entities, and is not considered to be the primary beneficiary. In unconsolidated equity investments, the rights of the other investors are protective and participating. Unless the Company is determined to be the primary beneficiary, these rights preclude it from consolidating the investments. The investments are recorded initially at cost as unconsolidated equity investments, as applicable, and subsequently are adjusted for equity interest in net income (loss) and cash contributions and distributions. The amount of the investments on the Consolidated Balance Sheets is evaluated for impairment at each reporting period. None of the unconsolidated equity investment debt is recourse to the Company. Transactions with unconsolidated equity method entities are eliminated to the extent of the Company’s ownership in each such entity. Accordingly, the Company’s share of net income (loss) of these equity method entities is included in consolidated net income (loss).

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

The Company’s 5.07% investment in CBRE Strategic Partners Asia is presented in the Consolidated Financial Statements at fair value. CBRE Strategic Partners Asia is an investment company that accounts for its investments at fair value with changes in the fair value of the investments recorded in the statement of operations. The investment manager of CBRE Strategic Partners Asia applies valuation techniques for the Company’s investment carried at fair value based upon the application of the income approach, the direct market comparison approach, the replacement cost approach or third-party appraisals to the underlying assets held in the unconsolidated entity in determining the net asset value attributable to the Company’s ownership interest therein. See Note 11, "Fair Value Measurements," for further discussion of the application of the fair value accounting.
Carrying values of the Company’s unconsolidated equity investments are $580,000 and $0 at December 31, 2015 and December 31, 2014, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.
Restricted Cash
The Company has restricted cash of $17,354 and $1,244 at December 31, 2015 and December 31, 2014, respectively, which primarily consists of reserves for certain capital improvements, leasing, interest and real estate tax and insurance payments as required by certain mortgage loan obligations.
Variable Interest Entities
The Company had two consolidated VIEs as of December 31, 2015 and one consolidated VIE as of December 31, 2014. The Company had four unconsolidated VIEs as of December 31, 2015 and December 31, 2014. The following is a summary of the Company’s involvement with consolidated VIEs and unconsolidated VIEs as of December 31, 2015:

	Company carrying value-assets	Company carrying value-liabilities	Face value of assets held by the VIEs	Face value of liabilities issued by the VIEs
Assets
Consolidated VIEs
Chisholm	$7,949	$16	$7,949	$8,183
Gramercy Europe Asset Management (European Fund Manager)	$334	$832	$334	$832
Unconsolidated VIEs
Gramercy Europe Asset Management (European Fund Carry Co.)	$—	$—	$11	$16
Retained CDO Bonds	$7,471	$—	$1,382,373	$1,282,583

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

The following is a summary of the Company’s involvement with VIEs as of December 31, 2014:

	Company carrying value-assets	Company carrying value-liabilities	Face value of assets held by the VIEs	Face value of liabilities issued by the VIEs
Assets
Consolidated VIEs
Gramercy Europe Asset Management (European Fund Manager)	$—	$—	$—	$—
Unconsolidated VIEs
Gramercy Europe Asset Management (European Fund Carry Co.)	$—	$—	$—	$—
Retained CDO Bonds	$4,293	$—	$1,691,854	$1,547,693
Consolidated VIEs
Chisholm
In December 2015, the Company entered into a non-recourse financing arrangement with Big Proportion Austin LLC, or BIG, for a build-to-suit industrial property in Round Rock, Texas, or Chisholm. Concurrently, the Company entered into a forward purchase agreement with BIG, pursuant to which the Company will acquire the property, which is 100% leased to Proportion Foods, upon substantial completion of the facility’s development. The Company has determined that Chisholm is a VIE, as the equity holders of the entity do not have controlling financial interests and the obligation to absorb losses. The Company controls the activities that most significantly affect the economic outcome of Chisholm through its financing arrangement to fund the property’s development and its forward purchase agreement with BIG. As such, the Company has concluded that it is the entity’s primary beneficiary and has consolidated the VIE. The Company has a note receivable from BIG related to the financing arrangement, which is a note payable for BIG and thus eliminates upon consolidation of the VIE.
The construction of the facility on the property is expected to be complete in December 2016 and the Company has committed $24,950 in financing for the construction. BIG is responsible for funding in excess of the $24,950 mortgage note. As of December 31, 2015, the Company has funded $8,167 for the property.
Gramercy Europe Asset Management (European Fund Manager)
In connection with the Company’s December 2014 investment in the Gramercy European Property Fund, the Company acquired equity interests in the entity, hereinafter European Fund Manager, which provides investment and asset management services to Gramercy European Property Fund. The Company has determined that European Fund Manager is a VIE, as the equity holders of that entity do not have controlling financial interests and the obligation to absorb losses. As Gramercy Europe Asset Management, through an investment advisory agreement with the VIE, controls the activities that most significantly affect the economic outcome of European Fund Manager, the Company has concluded that it is the entity’s primary beneficiary and has consolidated the VIE.
European Fund Manager is expected to generate net cash inflows for the Company in the form of management fees in the future, however, if the VIE’s cash inflows are not sufficient to cover its obligations, the Company may provide financial support for the VIE.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

Collateralized Debt Obligations
On March 15, 2013, as a result of the disposal of the Gramercy Finance segment as more fully described in Note 4, the Company deconsolidated three VIEs, which represented the three CDOs that the Company previously managed as part of its Finance business. The Company was the collateral manager of the three CDOs and in its capacity as collateral manager the Company made decisions related to the collateral that most significantly impacted the economic outcome of the CDOs, which was the basis upon which the Company concluded that it was the primary beneficiary of the CDOs as of December 31, 2012. In connection with the disposal of Gramercy Finance, the Company transferred the collateral management and sub-special servicing agreements for its three CDOs to CWCapital, thereby removing the Company as the collateral manager and its ability to make any and all decisions related to the collateral, including those that would most significantly impact the economic outcome of the CDOs. As of March 15, 2013, the Company had no continuing involvement with the collateral to the CDOs, and as a result, the Company determined that it was no longer the primary beneficiary of the CDOs, and therefore deconsolidated the CDOs. Refer to Note 4 for more information on the disposal of the Gramercy Finance segment.
The Company has retained its subordinate debt and equity ownership, or the Retained CDO Bonds, in the CDOs, which were previously eliminated in consolidation and were not sold as part of the disposal of Gramercy Finance. The Retained CDO Bonds may provide the potential for the Company to receive continuing cash flows in the future, however, there is no guarantee that the Company will realize any proceeds from the Retained CDO Bonds, or what the timing of these proceeds might be. These interests have been recognized at fair value as the Retained CDO Bonds on the Consolidated Balance Sheets. For further discussion of the measurement of fair value of the Retained CDO Bonds see Note 11.
Unconsolidated VIEs
Gramercy Europe Asset Management (European Fund Carry Co.)
In connection with the Company’s December 2014 investment in the Gramercy European Property Fund, the Company acquired equity interests in the entity, hereinafter European Fund Carry Co., entitled to receive certain preferential distributions, if any, made from time-to-time by Gramercy European Property Fund. The Company has determined that European Fund Carry Co. is a VIE, as the equity holders of that entity do not have controlling financial interests and the obligation to absorb losses. Decisions that most significantly affect the economic performance of European Fund Carry Co. are decided by a majority vote of that VIE’s shareholders. As such, the Company does not have a controlling financial interest in the VIE and has accounted for it as an equity investment.
As of December 31, 2015 and 2014, European Fund Carry Co. had net assets of $(5) and $0.
Investment in Retained CDO Bonds
As further discussed above, on March 15, 2013, the Company recognized an asset in Retained CDO Bonds in connection with the disposal of the Gramercy Finance segment. The Company is not obligated to provide any financial support to these CDOs. The Company’s maximum exposure to loss is limited to its interest in the Retained CDO Bonds and the Company does not control the activities that most significantly impact the VIEs’ economic performance.
Assets Held for Sale and Discontinued Operations
As of December 31, 2015 and December 31, 2014, the Company had six and zero assets classified as held for sale. The assets classified as held for sale as of December 31, 2015 represent legacy Chambers properties that qualified as held for sale as of the closing date of the Merger and are included within discontinued operations, in accordance with ASC 360, as these assets acquired in the Merger do not align with the Company’s investment strategy and therefore will be sold. Real estate investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less costs to sell. Once an asset is classified as held for sale, depreciation and amortization expense is no longer recorded.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

Tenant and Other Receivables
Tenant and other receivables are derived from management fees, rental revenue and tenant reimbursements.
Management fees, including incentive management fees, are recognized as earned in accordance with the terms of the management agreements. The management agreements may contain provisions for fees related to dispositions, administration of the assets including fees related to accounting, valuation and legal services, and management of capital improvements or projects on the underlying assets.
Rental revenue is recorded on a straight-line basis over the initial term of the lease. Since many leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that will only be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Tenant and other receivables also include receivables related to tenant reimbursements for common area maintenance expenses and certain other recoverable expenses that are recognized as revenue in the period in which the related expenses are incurred.
Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of December 31, 2015 and December 31, 2014 were $204 and $188, respectively. The Company continually reviews receivables related to rent, tenant reimbursements, and management fees, including incentive fees, and determines collectability by taking into consideration the tenant or asset management clients’ payment history, the financial condition of the tenant or asset management client, business conditions in the industry in which the tenant or asset management client operates and economic conditions in the area in which the property or asset management client is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable.
Intangible Assets and Liabilities
The Company follows the acquisition method of accounting for business combinations. The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, buildings and improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analyses and other methods. Identifiable intangible assets include amounts allocated to acquired leases for above- and below-market lease rates and the value of in-place leases. Management also considers information obtained about each property as a result of its pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets and liabilities acquired.
Above-market and below-market lease values for properties acquired are recorded based on the present value of the difference between the contractual amount to be paid pursuant to each in-place lease and management’s estimate of the fair market lease rate for each such in-place lease, measured over a period equal to the remaining non-cancelable term of the lease. The present value calculation utilizes a discount rate that reflects the risks associated with the leases acquired. The above-market lease values are amortized as a reduction of rental revenue over the remaining non-cancelable terms of the respective leases. The below-market lease values are amortized as an increase to rental revenue over the initial term of the respective leases. If a tenant terminates its lease prior to its contractual expiration and no future rental payments will be received, any unamortized balance of the market lease intangibles will be written off to rental revenue.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as-if vacant. Factors considered by management in its analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the anticipated lease-up period. Management also estimates costs to execute similar leases including leasing commissions and other related expenses. The value of in-place leases is amortized to depreciation and amortization expense over the remaining non-cancelable term of the respective leases. In no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease prior to its contractual expiration and no future rental payments will be received, any unamortized balance of the in-place lease intangible would be written off to depreciation and amortization expense.
Above-market and below-market ground rent intangibles are recorded for properties acquired in which the Company is the lessee pursuant to a ground lease assumed at acquisition. The above-market and below-market ground rent intangibles are recorded based on the present value of the difference between the contractual amount to be paid pursuant to each in-place ground lease and management’s estimate of the fair market lease rate for each such in-place ground lease, measured over a period equal to the remaining non-cancelable term of the lease. The present value calculation utilizes a discount rate that reflects the risks associated with the ground leases assumed. The above-market ground lease values are amortized as a reduction of rent expense over the remaining non-cancelable terms of the respective leases. The below-market ground lease values are amortized as an increase to rent expense over the initial term of the respective leases. If the Company terminates its lease prior to its contractual expiration and no future rent payments will be paid, any unamortized balance of the market lease intangibles will be written off to rent expense.
Intangible assets and acquired lease obligations consist of the following:

	December 31, 2015	December 31, 2014
Intangible assets:
In-place leases, net of accumulated amortization of $49,125 and $13,581	$644,540	$181,426
Above-market leases, net of accumulated amortization of $5,051 and $1,520	94,202	14,380
Below-market ground rent, net of accumulated amortization of $147 and $67	5,236	4,425
Amounts related to assets held for sale, net of accumulated amortization of $0 and $0	(61,804)	—
Total intangible assets	$682,174	$200,231
Intangible liabilities:
Below-market leases, net of accumulated amortization of $16,934 and $3,932	$255,452	$51,853
Above-market ground rent, net of accumulated amortization of $149 and $29	$3,522	$1,973
Amounts related to liabilities of assets held for sale, net of accumulated amortization of $0 and $0	(16,518)	—
Total intangible liabilities	$242,456	$53,826

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

The following table provides the weighted-average amortization period as of December 31, 2015 for intangible assets and liabilities and the projected amortization expense for the next five years.

	Weighted- Average Amortization Period	2016	2017	2018	2019	2020
In-place leases	9.3	$106,176	$90,761	$78,283	$65,466	$53,197
Total to be included in depreciation and amortization expense		$106,176	$90,761	$78,283	$65,466	$53,197
Above-market lease assets	7.6	$15,714	$13,743	$12,122	$10,557	$8,126
Below-market lease liabilities	20.4	(16,676)	(13,231)	(12,927)	(12,676)	(12,409)
Total to be included in rental revenue		$(962)	$512	$(805)	$(2,119)	$(4,283)

Below-market ground rent	42.3	$127	$127	$127	$127	$127
Above-market ground rent	37.5	(94)	(94)	(94)	(94)	(94)
Total to be included in property operating expense		$33	$33	$33	$33	$33
The Company recorded $37,592, $12,263, and $1,291 of amortization of intangible assets as part of depreciation and amortization, including $0, $0 and $3 within discontinued operations for the years ended December 31, 2015, 2014, and 2013, respectively. The Company recorded $12,256, $2,390 and $(64) of amortization of intangible assets and liabilities as an increase (decrease) to rental revenue, including $0, $0 and $(34) within discontinued operations for the years ended December 31, 2015, 2014, and 2013, respectively. The Company recorded $41, $38 and $0 of amortization of ground rent intangible assets and liabilities as a reduction to other property operating expense, none of which was in discontinued operations for the years ended December 2015, 2014, and 2013, respectively.
Goodwill
Goodwill represents the fair value of the synergies expected to be achieved upon consummation of a business combination and is measured as the excess of consideration transferred over the net assets acquired at acquisition date. The Company initially recognized goodwill of $3,887 related to the acquisition of Gramercy Europe Asset Management, however during the second quarter of 2015, as a result of finalization of the purchase price allocation for the acquisition, the Company decreased the amount allocated to goodwill by $85 and thus the final purchase price allocation to goodwill as a result of the acquisition was $3,802. The adjustment to goodwill for the finalized purchase price was primarily related to a reduction in the contract intangible value as well as an increase in the accrued income recorded for incentive fees. The carrying value of goodwill is adjusted each reporting period for the effect of foreign currency translation adjustments. The carrying value of goodwill at December 31, 2015 and December 31, 2014 was $3,568 and $3,840, respectively. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company takes a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. The Company did not record any impairment on its goodwill during 2015 or 2014.
Deferred Costs
Deferred costs consist of deferred financing costs, deferred acquisition costs, and deferred leasing costs. Deferred costs are presented net of accumulated amortization.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

The Company’s deferred financing costs are comprised of various costs associated with the Company’s financing arrangements. These costs include commitment fees, issuance costs, and legal and other third-party costs associated with obtaining financing, as well as fees related to loans assumed as part of real estate acquisitions. Deferred financing costs are amortized on a straight-line or effective interest basis over the contractual terms of the respective agreements and the amortization is reflected as interest expense. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close.
The Company’s deferred acquisition costs consist primarily of lease inducement fees paid to secure acquisitions and are amortized on a straight-line basis over the related lease term as a reduction from rental revenue.
The Company’s deferred leasing costs include direct costs, such as lease commissions, incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term as a reduction from rental revenue.
Fair Value Measurements
At December 31, 2015 and December 31, 2014, the Company measured its Retained CDO Bonds, derivative instruments, and CBRE Strategic Partners Asia on a recurring basis. At December 31, 2015, the Company measured its real estate investments classified as held for sale at Merger closing on a non-recurring basis and at December 31, 2014, the Company had no assets or liabilities measured on a non-recurring basis. ASC 820-10, “Fair Value Measurements and Disclosures,” among other things, establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments and other assets and liabilities at fair value. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, fair values are not necessarily indicative of the amounts the Company could realize on disposition of these assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price. The level of pricing observability generally correlates to the degree of judgment utilized in measuring the fair value of financial instruments and other assets and liabilities. The investment manager of CBRE Strategic Partners Asia, the Company’s unconsolidated equity investment described more in Note 6, applies valuation techniques for the Company’s investment carried at fair value based upon the application of the income approach, the direct market comparison approach, the replacement cost approach or third-party appraisals to the underlying assets held in the unconsolidated entity in determining the net asset value attributable to the Company’s ownership interest therein. The three broad levels defined are as follows:
Level I – This level is comprised of financial instruments and other assets and liabilities that have quoted prices that are available in liquid markets for identical assets or liabilities.
Level II – This level is comprised of financial instruments and other assets and liabilities for which quoted prices are available but which are traded less frequently and instruments that are measured at fair value using management’s judgment, where the inputs into the determination of fair value can be directly observed.
Level III – This level is comprised of financial instruments and other assets and liabilities that have little to no pricing observability as of the reported date. These financial instruments do not have active markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment and assumptions. Instruments that are generally in this category include derivatives.
For a further discussion regarding fair value measurements see Note 11, “Fair Value Measurements.”

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

Revenue Recognition
Real Estate Investments
Rental revenue from leases on real estate investments is recognized on a straight-line basis over the term of the lease, regardless of when payments are contractually due. The excess of rental revenue recognized over the amounts contractually due according to the underlying leases are included in deferred revenue on the Consolidated Balance Sheets. For leases on properties that are under construction at the time of acquisition, the Company begins recognition of rental revenue upon completion of construction of the leased asset and delivery of the leased asset to the tenant.
The Company’s lease agreements with tenants also generally contain provisions that require tenants to reimburse the Company for real estate taxes, insurance costs, common area maintenance costs, and other property-related expenses. Under lease arrangements in which the Company is the primary obligor for these expenses, such amounts are recognized as both revenues and operating expenses for the Company. Under lease arrangements in which the tenant pays these expenses directly, such amounts are not included in revenues or expenses. These reimbursement amounts are recognized in the period in which the related expenses are incurred.
The Company recognizes sales of real estate properties only upon closing. Payments received from purchasers prior to closing are recorded as deposits. Profit on real estate sold is recognized using the full accrual method upon closing when the collectability of the sale price is reasonably assured and the Company is not obligated to perform significant activities after the sale. Profit may be deferred in whole or part until the sale meets the requirements of profit recognition on sale of real estate.
Asset Management Business
The Company’s asset and property management agreements may contain provisions for fees related to dispositions, administration of the assets including fees related to accounting, valuation and legal services, and management of capital improvements or projects on the underlying assets. The Company recognizes revenue for fees pursuant to its management agreements in the period in which they are earned. Management fees received prior to the date earned are included in deferred revenue on the Consolidated Balance Sheets.
Certain of the Company’s asset management contracts include provisions that may allow it to earn additional fees, generally described as incentive fees or profit participation interests, based on the achievement of a targeted valuation of the managed assets or the achievement of a certain internal rate of return on the managed assets. The Company recognizes incentive fees on its asset management contracts based upon the amount that would be due pursuant to the contract, if the contract were terminated at the reporting date. If the contract may be terminated at will, revenue will only be recognized to the amount that would be due pursuant to that termination. If the incentive fee is a fixed amount, only a proportionate share of revenue is recognized at the reporting date, with the remaining fees recognized on a straight-line basis over the measurement period. The values of incentive management fees are periodically evaluated by management.
The Company’s management agreement, or the Management Agreement, with KBS Acquisition Sub, LLC, or KBSAS, a wholly-owned subsidiary of KBS Real Estate Investment Trust, Inc., or KBS REIT, provides for a base management fee of $7,500 per year, payable monthly, plus the reimbursement of certain administrative and property related expenses. The Management Agreement is effective through December 31, 2016 with a one-year extension option through December 31, 2017, exercisable by KBSAS, and also provides incentive fees in the form of profit participation ranging from 10% – 30% of profits earned on sales.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

Prior to December 1, 2013, the previous management agreement with KBSAS provided a base management fee of $9,000 per year, payable monthly, plus the reimbursement of all property related expenses paid, and an incentive fee, or the Threshold Value Profits Participation, in an amount equal to the greater of: (a) $3,500 or (b) 10% of the amount, if any, by which the portfolio equity value exceeds $375,000. The Threshold Value Profits Participation was capped at a maximum of $12,000. In the second quarter of 2013, after consideration of the termination provisions of the agreement and the sales of real estate assets through June 30, 2013, the Company recognized incentive fees of $5,700 related to the previous management agreement and, in December 2013, KBSAS paid $12,000 to the Company in satisfaction of the Company’s profit participation interest under the previous management agreement.
In December 2014, the Company assumed a Property and Asset Management Agreement, or the Gramercy Europe Asset Management Agreement, in connection with the acquisition of ThreadGreen Europe Limited, which the Company subsequently renamed Gramercy Europe Asset Management. Gramercy Europe Asset Management provides property, asset management and advisory services to a portfolio of single-tenant industrial and office assets located in Germany and Finland as well as the Gramercy European Property Fund.
For the years ended December 31, 2015, 2014, and 2013, the Company recognized incentive fees of $3,012, $1,136 and $10,223, respectively.
Investment and Other Income
Investment income consists primarily of income accretion on the Company’s Retained CDO Bonds, which are measured at fair value on a quarterly basis using a discounted cash flow model. Other income includes interest income on servicing advances.
Rent Expense
Rent expense is recognized on a straight-line basis regardless of when payments are due. Accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets as of December 31, 2015 and 2014 includes an accrual for rental expense recognized in excess of amounts due at that time. Rent expense related to leasehold interests is included in property operating expenses, and rent expense related to office rentals is included in general and administrative expense and property management expense.
Share-Based Compensation Plans
The Company has share-based compensation plans, described more fully in Note 13.
The Company accounts for share-based awards using the fair value recognition provisions. Awards of shares or restricted shares are expensed as compensation over the benefit period and may require inputs that are highly subjective and require significant management judgment and analysis to develop. The Company assumes a forfeiture rate which impacts the amount of aggregate compensation cost recognized. In accordance with the provisions of the Company’s share-based compensation plans, the Company accepts the return of shares of the Company's common shares, at the current quoted market price to satisfy minimum statutory tax-withholding requirements related to shares that vested during the period. The Company also grants awards pursuant to its share-based compensation plans in the form of LTIP units, which are a class of limited partnership interests in the Gramercy Operating Partnership. As of December 31, 2015, 2014, and 2013, the Company had 684,199, 560,547 and 541,296 weighted-average unvested restricted shares outstanding, respectively.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of a stock option award. This model requires inputs such as expected term, expected volatility, and risk-free interest rate. These inputs are highly subjective and generally require significant analysis and judgment to develop. Compensation cost for stock options, if any, is recognized ratably over the vesting period of the award. The Company’s policy is to grant options with an exercise price equal to the quoted closing market price of its stock on the business day preceding the grant date.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

The fair value of each stock option granted is estimated on the date of grant for options issued to employees, and quarterly awards to non-employees, using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2015 and 2014.

	2015	2014
Dividend yield	5.63%	2.50%
Expected life of option	2.8 years	5.0 years
Risk-free interest rate	1.20%	1.81%
Expected stock price volatility	25.54%	41.00%
Foreign Currency
Gramercy Europe Asset Management operates an asset and property management business in the United Kingdom. The Company owns one property located in the United Kingdom and has unconsolidated equity investments in Europe and Asia. The Company also has euro-denominated borrowings outstanding under the multi-currency portion of its revolving credit facility. Refer to Note 6 for more information on the Company’s foreign unconsolidated equity investments.
Translation
The Company has interests in the European Union and United Kingdom for which the functional currency is the euro and the British pound sterling, respectively. The Company performs the translation from the euro or the British pound sterling to the U.S. dollar for assets and liabilities using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period. The Company reports the gains and losses resulting from such translation as a component of other comprehensive income (loss). The Company recorded net translation losses of $594 and $48 for the years ended December 31, 2015 and 2014, respectively. These translation gains and losses are reclassified to earnings when the Company has substantially exited from all investments in the related currency.
Transaction Gains or Losses
A transaction gain or loss realized upon settlement of a foreign currency transaction will be included in earnings for the period in which the transaction is settled. Foreign currency intercompany transactions that are scheduled for settlement are included in the determination of net income.
Intercompany foreign currency transactions of a long-term nature that do not have a planned or foreseeable future settlement date, in which the entities to the transactions are consolidated or accounted for by the equity method in the Company’s financial statements, are not included in net income but are reported as a component of other comprehensive income (loss).
Net realized gains or (losses) are recognized on foreign currency transactions in connection with the transfer of cash from or to foreign operations of subsidiaries or equity investments to the parent company. For the years ended December 31, 2015, 2014, and 2013, the Company recognized net realized foreign currency transaction losses of $(23), $(16) and $0 on such transactions.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

Derivative and Hedging Instruments
In the normal course of business, the Company is exposed to the effect of interest rate changes and foreign exchange rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives and net investment hedges. The Company uses a variety of derivative instruments to manage, or hedge, interest rate risk. The Company enters into hedging and derivative instruments that will be maximally effective in reducing the interest rate risk and foreign currency exchange rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. The Company uses a variety of commonly used derivative products that are considered “plain vanilla” derivatives. These derivatives typically include interest rate swaps, caps, collars and floors, as well as net investment hedges. The Company expressly prohibits the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.
The Company recognizes all derivatives on the Consolidated Balance Sheets at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. Derivative accounting may increase or decrease reported net income and shareholders’ equity prospectively, depending on future levels of the London Interbank Offered Rate, or LIBOR, swap spreads and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.
In October 2013, the Company entered into contingent value rights agreements, or CVR Agreements, in connection with the private placement of equity. Pursuant to each CVR Agreement, the Company issued to each purchaser the number of contingent value rights, or CVRs, equal to the number of common stock purchased. The CVRs were not designated as hedge instruments. The CVRs did not qualify, nor did the Company intend for these instruments to qualify, as hedging instruments. On March 25, 2014, the CVR Agreements expired with no value.
In March 2014, the Company issued 3.75% unsecured exchangeable senior notes, or the Exchangeable Senior Notes, which are exchangeable, under certain circumstances, for cash, for common shares or for a combination of cash and common shares, in accordance with the terms of the Exchangeable Senior Notes, as described in Note 7. The embedded exchange option value of the Exchangeable Senior Notes was originally recorded as a derivative at March 31, 2014, pursuant to NYSE share-settlement limitations, however, the exchange option was revalued as of June 26, 2014, when the appropriate shareholder approvals were obtained for share-settlement, and the exchange option value was recorded as additional paid-in-capital. The exchange option does not qualify, nor did the Company intend for it to qualify, as a hedging instrument.
Refer to Note 12 for more information on the effect of the Company’s derivative instruments on its financial statements.
Other Assets
The Company makes payments for certain expenses such as insurance and property taxes in advance of the period in which it receives the benefit. These payments are classified as other assets and amortized over the respective period of benefit relating to the contractual arrangement. Other assets also includes deposits related to pending acquisitions and financing arrangements, as required by a seller or lender, respectively. Costs prepaid in connection with securing financing for a property are reclassified into deferred financing costs at the time the transaction is completed.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

The Company capitalizes its costs of software purchased for internal use and once the software is placed into service, the costs are amortized into expense on a straight-line basis over the assets' estimated useful life, which is generally three years. During the years ended December 31, 2015 and 2014, the Company had $769 and $948 of unamortized computer software costs, respectively. The Company recorded amortization expense of $600, $486, and $0 on capitalized software costs during the years ended December 31, 2015, 2014, and 2013, respectively.
The following table provides the weighted-average amortization period as of December 31, 2015 for capitalized software and the projected amortization expense for the next five years.

	Weighted- Average Amortization Period	2016	2017	2018	2019	2020
Capitalized software costs	1.5	$591	$144	$34	$—	$—
Total to be included in depreciation and amortization expense		$591	$144	$34	$—	$—
Contracts assumed by the Company pursuant to a business combination, such as asset or property management contracts, are recorded at fair value at the time of acquisition. The Company determines the fair value of the contract intangible using a discounted cash flow analysis that considers the future cash flows projected from the contract as well as the term of the contract and any renewal or termination provisions. The present value calculation utilizes a discount rate that reflects the risks associated with the contract acquired. The value of the contract intangible is amortized on a straight-line basis over the expected remaining useful term of the contract. If the contract is terminated prior to its contractual expiration and no future payments will be received, any unamortized balance of the contract intangible would be written off to property management expense. For the years ended December 31, 2015 and 2014, the Company had $113 and $480 of unamortized contract intangible assets, respectively. The Company recorded $47, $0 and $0 amortization expense on contract intangible assets during the years ended December 31, 2015, 2014, and 2013, respectively. Contract intangibles are recorded in other assets on the Company’s Consolidated Balance Sheets.
The following table provides the weighted-average amortization periods as of December 31, 2015 for contract intangible assets and the projected amortization expense for the next five years.

	Weighted- Average Amortization Period	2015	2016	2017	2018	2019
Contract intangible asset	2.5	$45	$45	$23	$—	$—
Total to be included in property management expense		$45	$45	$23	$—	$—
Servicing Advances Receivable
Servicing advances receivable is comprised of the accrual for the reimbursement of servicing advances recognized as part of the disposal of Gramercy Finance in March 2013. The accrual for reimbursement of servicing advances incurred while the Company was the collateral manager of the CDOs includes expenses such as legal fees and other professional fees. These reimbursement proceeds will be realized when the related assets within the CDOs are liquidated. Recovery of servicing advances is recognized in other income on the Company's Statements of Operations. The Company has no control over the timing of the resolution of the related assets, however, the Company earns accrued interest at the prime rate for the time that these reimbursements are outstanding. For the years ended December 31, 2015 and December 31, 2014, the Company received reimbursements of $0 and $7,428, respectively. As of December 31, 2015 and December 31, 2014, the servicing advances receivable is $1,382 and $1,485, respectively.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

The Company reviews the servicing advances receivable on a quarterly basis and determines collectability by reviewing the expected resolution and timing of the underlying assets of the CDOs. As of December 31, 2015, the Company has reviewed the outstanding servicing advances and has determined that all amounts are collectible.
Retained CDO Bonds
The Retained CDO Bonds are non-investment grade subordinate bonds, preferred shares and ordinary shares of three CDOs, which the Company recognized at fair value and retained in March 2013 subsequent to the disposal of Gramercy Finance. Management estimated the timing and amount of cash flows expected to be collected and recognized an investment in the Retained CDO Bonds equal to the net present value of these discounted cash flows. There is no guarantee that the Company will realize any proceeds from this investment, or what the timing will be for the expected remaining life of the Retained CDO Bonds. The Company considers these investments to be not of high credit quality and does not expect a full recovery of interest and principal. Therefore, the Company has suspended interest income accruals on these investments. On a quarterly basis, the Company evaluates the Retained CDO Bonds to determine whether significant changes in estimated cash flows or unrealized losses on these investments, if any, reflect a decline in value which is other-than-temporary. If there is a decrease in estimated cash flows and the investment is in an unrealized loss position, the Company will record an other-than-temporary impairment in the Consolidated Statements of Operations. To determine the component of the other-than-temporary impairment related to expected credit losses, the Company compares the amortized cost basis of the Retained CDO Bonds to the present value of the revised expected cash flows, discounted using the pre-impairment yield. Conversely, if the security is in an unrealized gain position and there is a decrease or significant increase in expected cash flows, the Company will prospectively adjust the yield using the effective yield method. Refer to Note 11 for further discussion regarding the fair value measurement of the Retained CDO Bonds. For the years ended December 31, 2015, 2014, and 2013, the Company recognized other-than-temporary impairment, or OTTI, of $0, $4,816, and $2,002 respectively, on its Retained CDO Bonds.
A summary of the Company’s Retained CDO Bonds as of December 31, 2015 is as follows:

Description	Number of Securities	Face Value	Amortized Cost	Gross Unrealized Gain (Loss)	Other-than- temporary impairment	Fair Value	Weighted Average Expected Life
Available for Sale, Non-investment Grade:
Retained CDO Bonds	9	$374,576	$6,461	$1,010	$—	$7,471	2.8 years
Total	9	$374,576	$6,461	$1,010	$—	$7,471	2.8 years

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

The following table summarizes the activity related to credit losses on the Retained CDO Bonds for the year ended December 31, 2015:

Balance as of December 31, 2014 of credit losses on Retained CDO Bonds for which a portion of an OTTI was recognized in other comprehensive income	$6,818
Additions to credit losses:
On Retained CDO Bonds for which an OTTI was not previously recognized	—
On Retained CDO Bonds for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	—
On Retained CDO Bonds for which an OTTI was previously recognized without any portion of OTTI recognized in other comprehensive income	—
Reduction for credit losses:
On Retained CDO Bonds for which no OTTI was recognized in other comprehensive income at current measurement date	—
On Retained CDO Bonds sold during the period	—
On Retained CDO Bonds charged off during the period	—
For increases in cash flows expected to be collected that are recognized over the remaining life of the Retained CDO Bonds	(3,622)
Balance as of December 31, 2015 of credit losses on Retained CDO Bonds for which a portion of an OTTI was recognized in other comprehensive income	$3,196
The following table summarizes the activity related to credit losses on the Retained CDO Bonds for the year ended December 31, 2014:

Balance as of December 31, 2013 of credit losses on Retained CDO Bonds for which a portion of an OTTI was recognized in other comprehensive income	$2,002
Additions to credit losses:
On Retained CDO Bonds for which an OTTI was not previously recognized	—
On Retained CDO Bonds for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	4,816
On Retained CDO Bonds for which an OTTI was previously recognized without any portion of OTTI recognized in other comprehensive income	—
Reduction for credit losses:
On Retained CDO Bonds for which no OTTI was recognized in other comprehensive income at current measurement date	—
On Retained CDO Bonds sold during the period	—
On Retained CDO Bonds charged off during the period	—
For increases in cash flows expected to be collected that are recognized over the remaining life of the Retained CDO Bonds	—
Balance as of December 31, 2014 of credit losses on Retained CDO Bonds for which a portion of an OTTI was recognized in other comprehensive income	$6,818

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

Income Taxes
The Company elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code, beginning with its taxable year ended December 31, 2004. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income, to shareholders. As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that the Company distributes to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to U.S. federal income taxes on taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distributions to shareholders. However, the Company believes that it will be organized and will operate in such a manner as to qualify for treatment as a REIT and the Company intends to operate in the foreseeable future in such a manner so that it will qualify as a REIT for U.S. federal income tax purposes. The Company is subject to certain state and local taxes. The Company’s TRSs are subject to federal, state and local taxes.
For the years ended December 31, 2015, 2014, and 2013, the Company recorded $2,153, $809, and $8,908 of income tax expense, including $0, $0, and $2,515 within discontinued operations, respectively. Tax expense for each year is comprised of federal, state, local, and foreign taxes. Income taxes, primarily related to the Company’s TRSs, are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if the Company believes it is more likely than not that all or a portion of a deferred tax asset will not be realized. Any increase or decrease in a valuation allowance is included in the tax provision when such a change occurs.
The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. As of December 31, 2015, 2014, and 2013, the Company did not incur any material interest or penalties.
Earnings Per Share
The Company presents both basic and diluted earnings per share, or EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has adopted the two-class computation method, and thus includes all participating securities in the computation of basic shares for the periods in which the Company has net income available to common shareholders. A participating security is defined as an unvested share-based payment award containing non-forfeitable rights to dividends regardless of whether or not the awards ultimately vest or expire. As the Company has the intent and ability to settle the debt component of the Exchangeable Senior Notes in cash and the excess conversion premium in shares, the Company only includes the effect of the excess conversion premium in the calculation of diluted shares. Net losses are not allocated to participating securities unless the holder has a contractual obligation to share in the losses. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, as long as their inclusion would not be anti-dilutive.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, debt investments and accounts receivable. The Company places its cash investments in excess of insured amounts with high quality financial institutions.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

Concentrations of credit risk also arise when a number of the Company’s tenants or asset management clients are engaged in similar business activities or are subject to similar economic risks or conditions that could cause their inability to meet contractual obligations to the Company. The Company regularly monitors its portfolio to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified. One asset management client, KBS, accounted for 84%, 78%, and 73% of the Company’s management fee income for the years ended December 31, 2015, 2014, and 2013, respectively. One tenant accounted for 24%, 29% and 24% of the Company’s rental revenue for the years ended December 31, 2015, 2014, and 2013 respectively. Additionally, for the year ended December 31, 2015, there were three states, California, Florida and Texas, that each accounted for 10% or more of the Company’s rental revenue.
Use of Estimates
The preparation of financial statements in conformity with Generally Accepted Accounting Principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which creates a new Topic ASC 606, Revenue from Contracts with Customers. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The update was originally effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which defers the effective date of Update 2014-09, making it effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption only permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company will appropriately adopt and apply the guidance retrospectively for its fiscal year ended December 31, 2018 and the interim periods within that year. The Company is currently evaluating the guidance to determine the impact it may have on its Consolidated Financial Statements.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities will be considered a VIE unless the limited partners hold substantive kick-out rights or participating rights. The guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Company has not elected early adoption and expects the new guidance will not have a material impact on its Consolidated Financial Statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which serves to simplify the presentation of debt issuance costs in a company’s financial statements. The amendments in the update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that liability. The update is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest, which allows an entity to present the debt issuance costs from a line-of-credit arrangement as an asset. The Company has not elected early adoption of the amendments in the updates and expects that the new guidance will not have a material impact on its Consolidated Financial Statements.
In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The update requires companies to account for the software license element of a cloud computing arrangement consistent with the acquisition of other software licenses and other licenses of intangible assets. The update is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Company has not elected early adoption and expects that the new guidance will not have a material impact on its Consolidated Financial Statements.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments. The amendments in the update require an acquirer in a business combination to recognize adjustments to estimated amounts identified during the measurement period in the reporting period in which the purchase price allocation is finalized. The acquirer must record the effect of the adjustments on earnings as if the final allocation of assets and liabilities had been accounted for since the acquisition date and disclose the amounts recorded in each line item of current-period earnings that would have been recorded in previous periods if the adjustments had been recognized as of the acquisition date. The update is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted for financial statements that have not been issued. The Company elected to early adopt the guidance in the third quarter of 2015. Adoption did not have a material effect on the Company’s Consolidated Financial Statements.
In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities," which amends the measurement, presentation and disclosure of changes in the fair value of financial liabilities measured under the fair value option that are attributable to a company's own credit. Under the updated guidance, changes in instrument-specific credit risk for financial liabilities measured under the fair value option must be recorded in other comprehensive income. The update also requires fair value measurement for equity investments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value with any changes in fair value recognized in net income and it eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost. The guidance in the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted only for certain provisions of the update. Any adjustment as a result of the adoption of this standard will be recorded as a cumulative-effect adjustment to beginning retained earnings as of the first period in which the guidance is adopted. The Company is currently evaluating what impact this update will have on the consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, ‘‘Leases,’’ which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The update will be effective beginning in the first quarter of 2019 and early adoption is permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on its Consolidated Financial Statements.
3. Merger with Chambers
On December 17, 2015, the Company completed the combination of Chambers Street Properties, a Maryland real estate investment trust, or Chambers, and Gramercy Property Trust Inc., a Maryland corporation, or Legacy Gramercy, through a transaction in which Legacy Gramercy merged with and into a subsidiary of Chambers, or the Merger. In connection with the Merger, Chambers was renamed Gramercy Property Trust, began trading on the NYSE under the "GPT" ticker symbol and the executive team of Legacy Gramercy began managing the surviving legal entity. In accordance with ASC 805, Business Combinations, the Merger is accounted for as a reverse acquisition. Consequently, even though Chambers was the legal acquirer in the Merger for certain legal and regulatory matters, Gramercy Property Trust Inc. was deemed the "accounting acquirer" in the Merger for purposes of the financial information set forth herein. The strongest factors supporting Legacy Gramercy as the accounting acquirer are the continuation of Legacy Gramercy’s senior management, operational structure, surviving brand, name, and ticker symbol in the Company. Other factors that support Legacy Gramercy as the accounting acquirer include the composition of the Company's board of trustees following the Merger and the fact that the transaction was initiated by an unsolicited inbound proposal that Legacy Gramercy submitted to the board of Chambers. With the Merger, the Company added 104 wholly-owned properties and 27 properties owned in unconsolidated equity investments.
At the effective time of the Merger, each share of common stock, par value $0.001 per share, of Legacy Gramercy, issued and outstanding immediately prior to the effective time of the Merger on December 17, 2015 was canceled and converted into the right to receive 3.1898 common shares, par value $0.01 per share, of the Company.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

Because the Merger is accounted for as a reverse acquisition, consideration for the Merger is computed as if Legacy Gramercy had issued its equity interests to Chambers shareholders. The consideration transferred was computed by multiplying Legacy Gramercy’s closing stock price of $24.63 on December 17, 2015 by the number of Chambers shares of common stock outstanding at the close of the Merger divided by the Merger Agreement exchange ratio, or 3.1898.
Consideration is calculated below as of the December 17, 2015 closing date:

Chambers common shares outstanding as of December 17, 2015	236,710,763
Exchange ratio	3.1898
Implied Legacy Gramercy common stock issued in consideration	74,208,654
Legacy Gramercy common stock share price as of December 17, 2015	$24.63
Value of implied Legacy Gramercy common stock issued in consideration	$1,827,759
Fair value of stock awards included in consideration	$1,482
Total Consideration	$1,829,241
The Company is in the process of completing the allocation of the purchase price for the Merger, which the Company expects to finalize later this year. The following table summarizes the preliminary purchase price allocation, which represents the current best estimate of acquisition date fair values of the assets acquired and liabilities assumed:

Assets
Investments:
Real estate investments:
Land	$261,514
Buildings and improvements	1,646,157
Net investments	1,907,671
Cash and cash equivalents	24,687
Restricted cash	8,990
Unconsolidated equity investments	558,887
Tenant and other receivables, net	10,885
Acquired lease assets	387,988
Deferred costs and other assets	5,002
Assets held for sale	$421,093
Total assets	$3,325,203
Liabilities
Revolving credit facilities and term loans	$860,000
Mortgage notes payable	216,754
Below-market lease liabilities	40,593
Accounts payable, accrued expenses, and other liabilities	87,434
Liabilities related to assets held for sale	291,181
Total liabilities	$1,495,962
Estimated fair value of net assets acquired	$1,829,241
The final allocation of the purchase price will be based on the Company's assessment of the fair value of the acquired assets and liabilities, as summarized below. The final purchase price allocation may differ significantly from the estimates above.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

Real estate investments and lease intangibles
The fair value of real estate investments and lease intangibles is calculated in accordance with the Company’s approach for business combinations as described in Note 2. Key assumptions include capitalization and discount rates. If a property is expected to be sold in the near term, the fair value of the real estate is based on third-party appraisals, letters of intent, or purchase and sales agreements. The valuations are based, in part, on valuations prepared by an independent valuation firm. Total lease intangibles acquired had a weighted-average remaining amortization period of 8.3 years. Included in lease intangibles are in-place leases, above market leases, and below market leases which, upon acquisition, had weighted-average remaining amortization periods of 7.7 years, 7.1 years, and 15.3 years, respectively.
Investments in unconsolidated equity investments
The Company estimated the fair value of investments in unconsolidated equity investments by fair valuing the assets and liabilities of the entities using similar valuation methods as those used for consolidated assets and liabilities. The Company multiplied the net equity in the entities by its ownership percentage to estimate the fair value of its investment.
Debt
The fair value of debt is estimated based on contractual future cash flows discounted using borrowing spreads and market interest rates that would be available to the Company for the issuance of debt with similar terms and remaining maturities.
Other liabilities
In connection with the Merger, the Company has determined that there is a risk it will have to pay future amounts to tenants related to open operating expense reimbursement audits. The Company has estimated a range of loss to be $1,000 to $6,000 and determined that its best estimate of loss is $1,000, which has been accrued and is included in other liabilities as of December 31, 2015. The Company has determined that there is a reasonable possibility that a loss may be incurred in excess of $1,000.
Merger-related expenses
In connection with the Merger, the Company has incurred significant transaction, employee transition, administrative, and integration costs. These costs include advisory fees, legal, tax, accounting and valuation fees, termination and severance costs for terminated and transitional employees, and other integration costs. These costs are expensed as incurred. The costs that were obligations of Chambers and expensed pre-Merger are not included in the Company's Consolidated Financial Statements. The following is a breakdown of the costs incurred during the year ended December 31, 2015 related to the Merger:

Transaction costs	$29,244
Termination, severance and transitional employee costs	17,550
Compliance and administrative costs	5,567
Integration costs	2,584
Total merger-related costs	$54,945
The actual results for the year ended December 31, 2015 include total revenues and net income attributable to common shareholders of $10,299 and $2,246, respectively, including $2,121 and $745, respectively, in discontinued operations, subsequent to the close of the Merger on December 17, 2015 through December 31, 2015.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

Pro forma information
The following unaudited pro forma information presents the Company’s operating results as though the Merger had been consummated as of January 1, 2013. The pro forma information does not necessarily reflect the actual results of operations had the Merger been consummated at the beginning of the period indicated nor is it necessarily indicative of future results. Additionally, the unaudited pro forma condensed consolidated financial statements do not include the impact of all the potential synergies that may be achieved from the Merger or any strategies that the Company’s management may consider in order to continue to efficiently manage the on-going operations of the Company.

	Year ended December 31,
	2015(1)	2014	2013
Total revenues	$446,407	$325,253	$274,017
Income from continuing operations	$42,906	$95,088	$31,723

(1)
Pro forma net income for the year ended December 31, 2015 is adjusted for the $54,945 of Merger costs incurred in 2015 because they represent significant, non-recurring costs that were directly attributable to the Company’s Merger with Chambers Street. Merger costs consist primarily of transaction costs, such as legal and advisory fees, employee-related costs, compliance and administrative costs, and integration costs.

4. Dispositions and Assets Held for Sale
Real Estate Dispositions
During the year ended December 31, 2015, the Company sold seven properties, including sale of 50% of its interest in one property. During the years ended December 31, 2014 and 2013, the Company did not sell any properties. The seven properties sold in 2015 include six office properties which comprised an aggregate of 254,927 square feet and one specialty retail asset which comprised 143,286 square feet. The Company received gross proceeds of $89,919 from the seven sales during the year ended December 31, 2015. Included in these sales is the Company's sale of 50% of its interest in an office property located in Morristown, New Jersey, which comprised 41,861 square feet, and generated gross proceeds of $2,600. See Note 6 for more information on the sale of the 50% interest in the Morristown, New Jersey property. The Company recognized $1,195 in gains on disposals during the year ended December 31, 2015. The Company recognized impairments of $356 during the year ended December 31, 2015, which are included within net gains on disposals on the Company’s Consolidated Statement of Operations. Four of the property sales in 2015 were structured as like-kind exchanges within the meaning of Section 1031 of the Internal Revenue Code. As a result of the sales, the Company deposited $14,619 of the total sales proceeds into an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary. The Company then used the funds as consideration for three property acquisitions during the year ended December 31, 2015. The properties sold during the periods presented were not included in discontinued operations as they did not meet the definition of discontinued operations.
Assets Held for Sale
The Company separately classifies properties held for sale in the Consolidated Balance Sheets and Consolidated Statements of Operations. The Company had six assets classified as held for sale as of December 31, 2015 with total net asset value of $129,121, which consist of six assets assumed in the Merger that were designated as held for sale at the time of Merger closing. The Company had no assets held for sale as of December 31, 2014. In the normal course of business the Company identifies non-strategic assets for sale. Changes in the market may compel the Company to decide to classify a property held for sale or classify a property that was designated as held for sale back to held for investment. During the years ended December 31, 2015 and 2014, the Company did not reclassify any properties previously identified as held for sale to held for investment.
In December 2013, the Company entered into an agreement with a noncontrolling interest related to a sold property to dissolve a legal entity resulting in a gain to the Company of $611.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

The following table summarizes the assets held for sale and liabilities related to the assets held for sale as of December 31, 2015:

Assets held for sale
Real estate investments	$348,582
Acquired lease assets	61,804
Other assets	10,099
Total assets	420,485
Liabilities related to assets held for sale
Mortgage notes payable, net	260,704
Below-market lease liabilities	16,518
Other liabilities	14,142
Total liabilities	291,364
Net assets held for sale	$129,121
Discontinued Operations
The following operating results for Gramercy Finance, the assets previously sold and the assets that were assumed in the Merger and simultaneously designated as held for sale for the years ended December 31, 2015, 2014, and 2013 are included in discontinued operations for all periods presented:

	Year Ended December 31,
	2015	2014	2013
Operating Results:
Revenues	$2,052	$368	$33,352
Operating expenses	(290)	(267)	(4,063)
General and administrative expense(1)	(384)	(625)	(6,524)
Interest expense	(503)	—	(14,654)
Depreciation and amortization	—	—	(15)
Loans held for sale and CMBS OTTI	—	—	(7,641)
Provision for loan losses	—	—	—
Expense reimbursements(2)	—	—	5,406
Equity in net income from joint venture	—	—	(804)
Net income (loss) from operations	875	(524)	5,057
Loss on sale of joint venture interests to a director related entity	—	—	1,317
Net gains from disposals	—	—	389,140
Provision for taxes	—	—	(2,515)
Net income (loss) from discontinued operations	$875	$(524)	$392,999

(1)
Accrual for the Transfer Tax Assessments on the Company’s sale of a 45% joint venture interest in the leased fee of the 2 Herald Square property is included in general and administrative in 2013. For more information see Note 16.

(2)
In the first quarter of 2013, the Company received reimbursements for enforcement costs of $5,406 incurred on the behalf of a pari-passu lender for one loan held by the CDOs, which the Company incurred in prior years. The Company fully reserved for these costs when incurred due to the uncertainty of recovery.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

Discontinued operations have not been segregated in the Consolidated Statements of Cash Flows. The table below presents additional relevant information pertaining to results of discontinued operations for the years ended December 31, 2015, 2014, and 2013, including depreciation, amortization, capital expenditures, and significant operating and investing noncash items:

	Year Ended December 31,
	2015	2014	2013
Depreciation expense	$—	$—	$15
Amortization expense	—	—	(8,505)
Capital expenditures	—	—	—
Significant operating noncash items	(273)	—	(382,637)
Significant investing noncash items	131,358	—	—
Increase (decrease) in cash and cash equivalents related to foreign currency translation	121	—	—
Total	$131,206	$—	$(391,127)
Gramercy Finance Segment
On March 15, 2013, the Company disposed of Gramercy Finance and exited the commercial real estate finance business. The Company reclassified the results of operations of Gramercy Finance in discontinued operations for the years ended December 31, 2015, 2014, and 2013. In 2013, the Company recognized a gain of $389,140 in discontinued operations related to the disposal. The gain was calculated based upon the difference between the proceeds received of $6,291, after expenses, the fair value of the Retained CDO Bonds of $8,492, the accrual for the reimbursement of past servicing advances paid plus accrued interest of $14,529 and the net difference of the carrying value of the liabilities and the assets of Gramercy Finance of $(421,911) as of the date of disposal, March 15, 2013.
The basis of the assets and liabilities of Gramercy Finance were derecognized as follows:

•
Loans and other lending investments were derecognized at the lower of cost or market value as of the date of disposal. The fair value of the loans was measured by an internally developed model which considered the price that a third-party would pay to assume the loans and other lending investments at the disposal date;

•
Commercial mortgage-backed securities, or CMBS, investments were derecognized at fair value as of the date of disposal. For CMBS investments in an unrealized loss position, the Company recognized an other-than-temporary impairment equal to the entire difference between the investment’s amortized cost basis and its fair value at the date of disposal which is included in net income from discontinued operations. For CMBS investments in an unrealized gain position as of the date of disposal, the Company recorded the unrealized gains as a component of accumulated other comprehensive income (loss) in shareholders’ equity;

•	Derivative instruments were derecognized at fair value as of March 15, 2013. The derivatives were not terminated, but instead were transferred with the CDOs; and,

•	The non-recourse CDOs were derecognized at carrying value, which represents the full amount of outstanding liabilities issued by the CDO trusts.
For a further discussion regarding fair values measurements see Note 11.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

The Company recognized other assets and other receivables retained in the disposal of Gramercy Finance and previously eliminated in consolidation as follows:

•
Retained CDO Bonds were recognized at the present value of cash flows expected to be collected, which is based upon management’s assumptions and judgments regarding the resolution of the underlying assets; and,

•
The accrual for reimbursement of past servicing advances is based upon actual expenses incurred by the Company plus accrued interest at the prime rate for the time from which the expenses were incurred through March 15, 2013.

Available for Sale CMBS Investments
On the date of disposal, March 15, 2013, the Company marked all CMBS to fair value and then recognized an other-than-temporary impairment of $84,690 for all CMBS in an unrealized loss position equal to the entire difference between the amortized cost basis and the fair value, before deconsolidating the Company’s portfolio of CMBS. The Company recorded the unrealized gain portion of CMBS equal to the excess of the fair value over the amortized cost as a component of accumulated other comprehensive income (loss) in shareholders’ equity (deficit) before deconsolidation.
Investments in Unconsolidated Equity Investments
In January 2013, the Company’s Gramercy Finance segment sold the 10.6% interest in a joint venture of an office portfolio located in Southern California to an affiliate of SL Green for proceeds of $8,275 and recorded a gain on disposition to a director related entity of $1,317.
5. Real Estate Investments
The Company classifies its properties into one of the following —categories based on the characteristics of the property and the following definitions of classifications:

(1)	Office — A commercial property utilized for professional activities. Examples include generic office properties, call centers, retail bank branches or operation centers.

(2)	Industrial — A commercial property used for general industrial activities such as production, manufacturing, assembly, warehousing, storage, distribution, and truck terminals.

(3)
Specialty Industrial — An improved land site that allows a tenant to perform functions directly related to its overall business. Specialty Industrial assets currently owned by Gramercy include an auto auction site, two rental car maintenance and storage properties, a bus depot and three auto salvage sites.

(4)
Specialty Retail — A commercial property primarily used for consumer sales activities whereby the property allows the tenant to offer services directly related to its overall business. Specialty Retail assets currently owned by Gramercy include nine large format fitness centers.

(5)
Data Center — A commercial property with extensive power and infrastructure improvements which, along with the location of the data center, are generally essential to the tenants’ businesses. A data center provides a secure location for the processing and storage of important electronic data and is commonly used for transaction processing, disaster recovery objectives and to shelter corporate investment technology operations.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

Property Acquisitions
During the year ended December 31, 2015, the Company’s property acquisitions, including the properties assumed in the Merger, are summarized as follows:

Property Type	Number of Properties	Square Feet	Purchase Price
Industrial(1), (2)	92	23,720,263	$1,487,480
Office(1), (2)	53	8,496,686	1,864,235
Specialty industrial	1	24,700	6,400
Specialty retail	10	1,330,544	300,500
Data center	2	227,953	67,948
Total	158	33,800,146	$3,726,563

(1)
The Company assumed mortgages on 17 of its non-Merger property acquisitions in 2015. The unpaid principal value of these mortgages assumed at acquisition was $153,877. Additionally, the Company assumed 30 mortgages in connection with 29 properties acquired as part of the Merger in 2015. The unpaid principal value of the mortgages assumed with the Merger was $464,292, of which $254,291 was classified as held for sale upon closing of the Merger. Refer to Note 7 for more information on the Company’s debt obligations related to acquisitions.

(2)
Includes 104 properties acquired as part of the Merger, of which 60 were industrial properties that comprise 17,355,358 square feet and 44 were office properties that comprise 7,205,381 square feet. Refer to Note 3 for more information on the Merger.

During the year ended December 31, 2014, the Company’s property acquisitions are summarized as follows:

Property Type	Number of Properties	Square Feet	Purchase Price
Industrial(1)	24	5,297,891	$302,349
Office(2)	72	3,669,168	494,620
Specialty industrial	4	32,469	37,300
Total	100	8,999,528	$834,269

(1)
The Company assumed mortgages on four of its acquisitions of industrial properties in 2014. The gross value of the mortgages assumed at acquisition was $45,607. Refer to Note 7 for more information on the Company’s debt obligations related to acquisitions.

(2)
Includes 67 properties that comprise the Bank of America Portfolio, which the Company acquired through its acquisition of the remaining 50% equity interest of the Bank of America Portfolio joint venture on June 9, 2014. Prior to the acquisition, the Company accounted for its prior 50% equity interest in the Bank of America Portfolio as a joint venture.

The Company recorded revenues and net income for the year ended December 31, 2015 of $57,945 and $18,738, respectively, related to its 54 individual real estate acquisitions during the year. The Company recorded revenues and net income for the year ended December 31, 2014 of $12,403 and $3,647, respectively, related to its 33 individual real estate acquisitions during the year. The Company recorded revenues and net income for the year ended December 31, 2014 of $34,031 and $5,225, respectively, related to the Bank of America Portfolio acquired on June 9, 2014. The Company recorded revenues and net income for the year ended December 31, 2013 of $10,724 and $1,525, respectively, related to the 29 acquisitions during the year. Refer to Note 3 for results of operations from the properties acquired as part of the Merger for the post-merger period from December 18, 2015 through December 31, 2015.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

Property Purchase Price Allocations
The Company is currently analyzing the fair value of the lease and real estate assets of 12 and 0 of its property investments acquired in 2015 and 2014, respectively, and accordingly, the purchase price allocations are preliminary and subject to change. The initial recording of the assets is summarized as follows:

		Preliminary Allocations recorded
Period of Acquisition	Number of Acquisitions	Real Estate Assets	Intangible Assets	Intangible Liabilities
Year ended December 31, 2015(1)	12	$269,527	$2,084	$184

(1)	Allocations for the year ended December 31, 2015 exclude the 104 properties acquired as part of the Merger Portfolio, which are separately disclosed in Note 3.

(2)	Allocations for the year ended December 31, 2015 include real estate assets of $7,947 for Chisholm, a consolidated VIE. Refer to Note 2 for more information on Chisholm.
During the years ended December 31, 2015 and 2014, the Company finalized the purchase price allocations for 74 and 22 properties acquired in prior periods, respectively, for which the Company had recorded preliminary purchase price allocations at the time of acquisition, excluding the Bank of America Portfolio, which is separately disclosed below. The aggregate changes from the preliminary purchase price allocations to the finalized purchase price allocations, in accordance with ASU 2015-16, which the Company adopted in the third quarter of 2015, are shown in the table below:

	Preliminary Allocations recorded				Finalized Allocations recorded
Period Purchase Price Allocation Finalized	Number of Acquisi- tions	Real Estate Assets	Intan- gible Assets	Intan- gible Liabilities	Real Estate Assets	Intan- gible Assets	Intan- gible Liabilities	Increase (Decrease) to Rental Revenue	Increase (Decrease) to Deprecia- tion and Amortiza- tion Expense
Year ended December 31, 2015 (1)	74	$1,009,980	$244,219	$38,120	$1,048,787	$190,890	$23,598	$(347)	$415
Year ended December 31, 2014	22	$248,977	$27,550	$2,236	$237,499	$40,792	$4,000	$(2,819)	$258

(1)	Allocations for the year ended December 31, 2015 exclude the Bank of America Portfolio, which is separately disclosed below.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

Pro Forma
The following table summarizes, on an unaudited pro forma basis, the Company’s combined results of operations for the years ended December 31, 2015, 2014 and 2013 as though the acquisitions closed during the years ended December 31, 2015, 2014 and 2013 were completed on January 1, 2013. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods. The table does not include pro forma operating results for the assets acquired in the Merger. Refer to Note 3 for information on pro forma operating results related to the Merger.

	2015(3)	2014(2)	2013
Pro forma revenues	$258,274	$241,765	$247,631
Pro forma net income available to common shareholders(1)	$14,329	$15,876	$434,171
Pro forma income per common share-basic	$0.08	$0.19	$8.85
Pro forma income per common share-diluted	$0.08	$0.18	$8.24
Pro forma common shares-basic	182,096,149	83,582,183	49,043,852
Pro forma common share-diluted	187,309,534	85,925,509	52,675,848

(1)	Net income for each period has been adjusted for acquisition costs related to the property acquisitions during the period.

(2)
The Company adjusted its pro forma net income for the year ended December 31, 2014 for the $72,345 gain on remeasurement of a previously held joint venture that was recorded in the second quarter of 2014 because it was directly related to the Company’s acquisition of the remaining 50% equity interest in the Bank of America Portfolio joint venture.

(3)
The Company adjusted its pro forma net income for the year ended December 31, 2015 for the $54,945 of Merger costs recorded in 2015 because they were directly related to the Company’s Merger with Chambers Street, in which it acquired 104 properties.

Gramercy Europe Asset Management
On December 19, 2014, the Company acquired ThreadGreen Europe Limited, a United Kingdom based property and asset management platform, which the Company subsequently renamed Gramercy Europe Asset Management, for $3,755 and the issuance of 96,535 shares of the Company’s common stock, valued at $652 as of the date of closing. As part of the acquisition, the Company assumed the Gramercy Europe Asset Management Agreement, pursuant to which Gramercy Europe Asset Management provides property, asset management and advisory services to an existing portfolio of single-tenant industrial and office assets located in Germany and Finland. Gramercy Europe Asset Management also receives property, asset management and advisory services to the Gramercy European Property Fund, as described further in Note 6, “Unconsolidated Equity Investments.”
The Company accounted for the acquisition utilizing the acquisition method of accounting for business combinations. The Company initially recognized assets of $902, liabilities of $398, and goodwill of $3,887 related to the acquisition on its Consolidated Balance Sheet, as well as a $16 realized foreign currency transaction loss related to the acquisition on its Consolidated Statement of Operations. During the second quarter of 2015, the Company finalized the purchase price allocation for the acquisition of Gramercy Europe Asset Management. As a result of the finalized purchase price allocation, the Company increased the allocation to assets by $190, increased the allocation to liabilities by $105, and decreased goodwill by $85. The final allocation of the purchase price included assets of $1,092, liabilities of $503, and goodwill of $3,802 recognized on the Company’s Consolidated Balance Sheet. Additionally, the finalization of the purchase price allocation resulted in a decrease to net income of $80 to record adjustments to amortization and incentive fees on the Condensed Consolidated Statements of Operations for the year ended December 31, 2015. Goodwill represents the fair value of the synergies expected to be achieved upon consummation of a business combination and is measured as the excess of consideration transferred over the net assets acquired at acquisition date.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

Bank of America Portfolio
On June 9, 2014, the Company acquired the remaining 50% equity interest in the Bank of America Portfolio joint venture. At the time of acquisition, the Bank of America Portfolio represented 67 properties located across the United States totaling approximately 3,055,000 rentable square feet which was 97% leased to Bank of America, N.A. under a master lease with expiration dates through 2023, and in which the Company owned a 50% joint venture interest until it acquired the remaining 50% equity interest in June 2014. The Company accounted for the acquisition of the remaining joint venture interest utilizing the acquisition method of accounting for business combinations. The Company valued its share of the joint venture at $106,294 based upon the purchase price of Garrison Investment Group’s 50% equity interest and recognized a gain on remeasurement of a previously held equity investment of $72,345 on the Company’s Consolidated Statement of Operations for the year ended December 31, 2014.
During the first quarter of 2015, the Company finalized the purchase price allocation for the Bank of America Portfolio. As a result of the finalized purchase price allocations, the Company increased real estate assets by $123,596, increased intangible assets by $35,346, and increased intangible liabilities by $158,942. These final allocations resulted in an increase to rental income of $2,654 and an increase to depreciation expense of $620 to record adjustments to depreciation and amortization on the Condensed Consolidated Statements of Operations for the year ended December 31, 2015. The final allocation of the purchase price is as follows:

June 9, 2014
Assets acquired:
Real estate assets	$486,976
Cash	4,108
Accounts receivable	9,999
Intangible assets	111,193
Other assets	3,777
Total assets acquired	616,053
Liabilities assumed:
Accrued expenses	1,614
Deferred Revenue	5,012
Intangible liabilities	202,783
Other liabilities	7,000
Total liabilities assumed	216,409
Total consideration paid	$399,644
6. Unconsolidated Equity Investments
The Company has investments in a variety of ventures. The Company will co-invest in entities that own multiple properties with various investors or with one partner. The Company may manage the ventures and collect asset and property management fees as well as incentive fees, otherwise known as profit participation, from its investment partners, or one of the other partners will manage the ventures for asset and property management fees as well as incentive fees. Depending on the structure of the venture, the Company’s voting interest may be different than its economic interest. As the Company does not control these ventures, the Company accounts for these investments under the equity method of accounting.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

As a result of the Merger, the Company acquired an interest in four unconsolidated entities, the Duke Joint Venture, Goodman Europe Joint Venture, Goodman UK Joint Venture, and the CBRE Strategic Partners Asia, a real estate investment fund. The Company’s equity investment in the entities was fair valued on the Merger closing date, and the difference between the historical carrying value of the net assets and the fair value has been recorded as a basis difference. The basis difference will be amortized to equity in net income from joint ventures and equity investments over the remaining weighted-average useful life of the underlying assets of each entity.
As of December 31, 2015 and 2014, and for the years ended December 31, 2015, 2014, and 2013, the Company owned properties through unconsolidated equity investments and had investment interests in these unconsolidated entities as follows:

				As of December 31, 2015		As of December 31, 2014
Investment	Ownership %	Voting Interest %	Partner	Investment in Unconsolid- ated Equity Investment(1)	Number of Properties	Investment in Unconsolid- ated Equity Investment(1)	Number of Properties
Gramercy European Property Fund (2)	19.8%	19.8%	Various	$23,381	12	$—	—
Philips Building	25.0%	25.0%	Various	—	1	—	1
Duke Joint Venture	80.0%	50.0%	Duke Realty	352,932	13	—	—
Goodman Europe Joint Venture	80.0%	50.0%	Goodman Group	158,863	9	—	—
Goodman UK Joint Venture	80.0%	50.0%	Goodman Group	36,698	3	—	—
CBRE Strategic Partners Asia	5.1%	5.1%	Various	5,508	2	—	—
Morristown Joint Venture	50.0%	50.0%	21 South Street	2,618	1	—	—
Total				$580,000	41	$—	1

(1)
The amounts presented include basis differences of $136,198, $37,371, and $6,578, net of accumulated amortization, for the Duke Joint Venture, Goodman Europe Joint Venture, and Goodman UK Joint Venture, respectively, as of December 31, 2015.

(2)	Includes European Fund Carry Co., which has a carrying value of $0 for the Company's 25% interest as of December 31, 2015.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

The following is a summary of the Company’s unconsolidated equity investments for the years ended December 31, 2015 and 2014:

	December 31,
	2015	2014
Balance as of January 1,	$—	$39,385
Contributions to unconsolidated equity investments	25,663	—
Unconsolidated equity investments acquired	561,504	—
Equity in net income (loss) of unconsolidated equity investments, including adjustments for basis differences	(1,107)	1,959
Other comprehensive income of unconsolidated equity investments	(356)	—
Distributions from unconsolidated equity investments	(5,704)	(7,213)
Gain on remeasurement of unconsolidated equity investments	—	72,345
Sale of unconsolidated equity investments	—	(106,476)
Balance as of December 31,	$580,000	$—
Gramercy European Property Fund
In December 2014, the Company, along with several equity investment partners, formed Gramercy European Property Fund, a private real estate investment fund, which targets single-tenant industrial, office and specialty retail assets throughout Europe. The equity investors, including the Company, have collectively committed approximately $382,886 (€352,500) in equity capital comprised of an initial commitment of approximately $274,266 (€252,500), including $54,310 (€50,000) from the Company and $219,956 (€202,500) from its equity investment partners, plus an additional $108,620 (€100,000) from certain equity investment partners, not including the Company, after the first $274,266 (€252,500) has been invested. As of December 31, 2015 and 2014, the Company contributed $25,663 (€23,160) and $0 (€0) to the Gramercy European Property Fund, respectively. Of the contributions made during the year ended December 31, 2015, $2,319 (€2,135) was accrued as of December 31, 2015 and funded in January 2016. During the years ended December 31, 2015 and 2014, the Gramercy European Property Fund acquired 12 and 0 properties, respectively, located in Germany, the Netherlands, and Poland.
Philips Building
The Philips Joint Venture is a fee interest in 200 Franklin Square Drive, a 199,900 square foot building located in Somerset, New Jersey which is 100% net leased to Philips Holdings, USA Inc., a wholly-owned subsidiary of Royal Philips Electronics through December 2021, or the Philips Joint Venture. The property is financed by a $40,424 fixed rate mortgage note with maturity in September 2035. The loan had an anticipated repayment date in September 2015 and, as such, distributions from the property began paying down the loan in September 2015. During the years ended December 31, 2015, 2014, and 2013 the Company received distributions of $344, $413 and $413 from the joint venture, respectively.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

Duke
The Duke Joint Venture investments in industrial and office properties located throughout the United States. The Company’s investment partner, Duke Realty, acts as the managing member of the Duke Joint Venture, is entitled to receive fees in connection with the services it provides to the Duke Joint Venture, including asset management, construction, development, leasing and property management services, and is entitled to a promoted interest in the Duke Joint Venture. The Company has joint approval rights with Duke over all major policy decisions. Pursuant to the Duke Amended and Restated Operating Agreement, the Company has the right to a call option to acquire Duke's entire interest in the Duke Joint Venture, with the value of such interest based on the opinions of qualified appraisers and which the Company can exercise upon the occurrence and adoption by resolution of certain triggering events. Additionally, the Duke Joint Venture has certain rights to participate in the development of certain adjacent and nearby parcels of land currently owned by Duke. During the year ended December 31, 2015, the Company received distributions of $5,360 from the Duke Joint Venture.
Goodman Joint Ventures
The Goodman UK Joint Ventures invests in industrial properties in the United Kingdom and the Goodman Europe Joint Venture invests in industrial properties in France and Germany. The Goodman UK and Goodman Europe Joint Ventures pay certain fees to certain Goodman Group subsidiaries in connection with the services they provide to the Goodman UK and Goodman Europe Joint Ventures, including but not limited to investment advisory, development management and property management services. Goodman is entitled to a promote interest in the Goodman UK and Goodman Europe Joint Ventures.
If a deadlock has arisen pertaining to a major decision regarding a specific property, either shareholder may exercise a buy-sell option in relation to the relevant property for the Goodman UK and Goodman Europe Joint Ventures. After the initial investment period, either shareholder wishing to exit the Goodman Europe and Goodman UK Joint Venture may exercise a buy-sell option with respect to its entire interest. During the year ended December 31, 2015, the Company did not receive any distributions from the Goodman UK or Goodman Europe Joint Ventures.
CBRE Strategic Partners Asia
CBRE Strategic Partners Asia is a real estate investment fund with investments in China. CBRE Strategic Partners Asia has an eight-year term, which began on January 31, 2008 and may be extended for up to two one-year periods with the approval of two-thirds of the limited partners. CBRE Strategic Partners Asia's commitment period has ended; however, it may call capital to fund operations, obligations and liabilities. For the year ended December 31, 2015, no capital has been committed or distributed. In February 2016, the limited partners approved a two-year extension. CBRE Strategic Partners Asia is managed by CBRE Investors SP Asia II, LLC, or the Investment Manager, an affiliate of CBRE Global Investors. CBRE Strategic Partners Asia is not obligated to redeem the interests of any of its investors, including of the Company, prior to 2017. Except in certain limited circumstances such as transfers to affiliates or successor trustees or state agencies, the Company will not be permitted to sell its interest in CBRE Strategic Partners Asia without the prior written consent of the general partner, which the general partner may withhold in its sole discretion.
Morristown
On October 8, 2015, the Company contributed 50% of its interest in an office property located in Morristown, New Jersey to a joint venture the Company formed with 21 South Street, a subsidiary of Hampshire Partners Fund VIII LP. The Company sold the remaining 50% equity interest of the property to 21 South Street for gross proceeds of $2,600. In connection with the sale, the Company, entered into a joint venture agreement for the property with 21 South Street, or the Morristown Joint Venture. In October 2015, the Morristown Joint Venture entered into a leasing and construction management agreement with Prism Construction Management, LLC to manage the construction of specific improvements at the property.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

Bank of America Portfolio
The Company owned a 50% interest in the Bank of America Portfolio joint venture until June 9, 2014, when it acquired the remaining 50% equity interest from Garrison Investment Group. The portfolio’s $200,000 floating rate, interest-only mortgage note, was paid off at the time of the Company’s acquisition of the remaining 50% interest. During the years ended December 31, 2014 and 2013, the Company received distributions of $6,800, and $29,215 from the joint venture, respectively. The joint venture’s purchase price allocation was finalized as of December 31, 2013 and included $460,012 of net real estate assets, $58,172 of intangible assets and $50,963 of intangible liabilities. During the years ended December 31, 2014 and 2013, the Bank of America Portfolio joint venture sold eight, and 38, properties for net proceeds of $7,682 and $43,284, respectively. In May 2013, the joint venture sold a defeased mortgage and the corresponding pool of pledged treasury securities, and recorded a loss of $4,577.
The Consolidated Balance Sheets for the Company’s unconsolidated equity investments at December 31, 2015 and 2014 are as follows:

	As of December 31, 2015				As of December 31, 2014
	Duke Joint Venture	Europe Joint Ventures(1)	Other(2)	2015	Total
Assets:
Real estate assets, net(3)	$443,313	$513,237	$202,836	$1,159,386	$46,575
Other assets	32,739	82,133	28,707	143,579	15,225
Total assets	$476,052	$595,370	$231,543	$1,302,965	$61,800
Liabilities and members' equity:
Mortgages payable	$56,105	$264,966	$40,424	$361,495	$41,000
Other liabilities	6,035	23,219	32,255	61,509	16,602
Total liabilities	62,140	288,185	72,679	423,004	57,602
Gramercy Property Trust equity	352,932	182,244	44,824	580,000	—
Other members' equity	60,980	124,941	114,040	299,961	4,198
Liabilities and members' equity	$476,052	$595,370	$231,543	$1,302,965	$61,800

(1)	Includes Gramercy European Property Fund and Goodman Europe Joint Venture

(2)	Includes Philips Joint Venture, Morristown Joint Venture, Goodman UK Joint Venture, and CBRE Strategic Partners Asia.

(3)	Includes REIT basis adjustments that were recorded by the Company to adjust the unconsolidated equity investments' to fair value upon closing of the Merger.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

The Consolidated Statements of Operations for the unconsolidated equity investments for the years ended December 31, 2015, 2014, and 2013 or partial period for acquisitions or dispositions which closed during these periods, are as follows:

	December 31, 2015(1)				Year Ended December 31, 2014	Year Ended December 31, 2013
	Duke Joint Venture	Europe Joint Ventures(2)	Other(3)	Total	Total(4)	Total(5)
Revenues	$1,853	$6,172	$4,108	$12,133	$32,648	$71,839
Operating expenses	565	2,650	90	3,305	14,204	37,459
Acquisition expenses	—	7,865	—	7,865	—	—
Interest expense	113	808	2,322	3,243	6,130	18,328
Depreciation and amortization	700	2,590	1,341	4,631	8,671	18,469
Total expenses	1,378	13,913	3,753	19,044	29,005	74,256
Net income (loss) from operations	475	(7,741)	355	(6,911)	3,643	(2,417)
Loss on derivatives	—	(1,090)	—	(1,090)	—	—
Net gain (loss) on disposals	—	—	—	—	(215)	(9,046)
Provision for taxes	—	(37)	(12)	(49)	(41)	—
Net income (loss)	$475	$(8,868)	$343	$(8,050)	$3,387	$(11,463)
Company's share in net income	$380	$(1,583)	$406	$(797)	$1,959	$(5,662)
Adjustments for REIT basis	(183)	(72)	(55)	(310)	—	—
Company's equity in net income (loss) within continuing operations	$197	$(1,655)	$351	$(1,107)	$1,959	$(5,662)
Company's equity in net income (loss) within discontinued operations	$—	$—	$—	$—	$—	$(804)

(1)
The results of operations of the investments acquired as part of the Merger with Chambers, including the Duke Joint Venture, Goodman Europe Joint Venture, Goodman UK Joint Venture, and CBRE Strategic Partners Asia, are included for the post-merger period from December 18, 2015 through December 31, 2015.

(2)	Includes the Gramercy European Property Fund and Goodman Europe Joint Venture.

(3)	Includes the Philips Joint Venture, Morristown Joint Venture, Goodman UK Joint Venture, and CBRE Strategic Partners Asia.

(4)
The results of operations for the year ended December 31, 2014 include the year of results from Philips Joint Venture and Bank of America joint venture’s results for the period January 1, 2014 through June 9, 2014. Subsequent to the Company’s acquisition of the remaining 50% equity interest in the Bank of America Portfolio, the results of operations for the Bank of America Portfolio are consolidated into the Company’s Consolidated Statements of Operations.

(5)	Includes Philips Joint Venture, Bank of America Portfolio joint venture and Gramercy European Property Fund.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

7. Debt Obligations
Secured Debt
Mortgage Loans
Certain real estate assets are subject to mortgage loans. During 2015, the Company assumed $618,169 of non-recourse mortgages in connection with 46 real estate acquisitions, including $464,292 of non-recourse mortgages relating to 29 properties acquired in connection with the Merger. During 2014, the Company assumed $45,607 of non-recourse mortgages in connection with four real estate acquisitions.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

The following is a summary of the Company’s secured financing arrangements as of December 31, 2015:

Property	Interest Rate(1)	Maturity Date	Outstanding Balance
			December 31, 2015	December 31, 2014
70 Hudson Street(2), (4)	5.65%	4/11/2016	$112,000	$—
Point West I - Swapped to Fixed	3.41%	12/6/2016	10,391	—
100 Tice Blvd	5.97%	9/15/2017	18,340	—
100 Tice Blvd	5.97%	9/15/2017	18,341	—
4701 Gold Spike Drive(3)	4.45%	3/1/2018	9,754	—
1985 International Way(3)	4.45%	3/1/2018	6,777	—
3660 Deerpark Boulevard(3)	4.45%	3/1/2018	7,006	—
Tolleson Commerce Park II(3)	4.45%	3/1/2018	4,213	—
20000 S. Diamond Lake Road(3)	4.45%	3/1/2018	6,136	—
Atrium I - Swapped to Fixed	3.78%	5/31/2018	20,644	—
McAuley Place(4)	3.98%	9/1/2018	12,485	—
Easton III - Swapped to Fixed	3.95%	1/31/2019	6,094	—
90 Hudson Street(4)	5.66%	5/1/2019	101,726	—
Fairforest Bldg. 6	5.42%	6/1/2019	1,398	—
North Rhett I	5.65%	8/1/2019	1,486	—
Kings Mountain II	5.47%	1/1/2020	2,859	—
1 Rocket Road	6.60%	8/1/2020	18,108	—
North Rhett II	5.20%	10/1/2020	1,210	—
Mount Holly Bldg.	5.20%	10/1/2020	1,210	—
Orangeburg Park Bldg.	5.20%	10/1/2020	1,230	—
Kings Mountain I	5.27%	10/1/2020	1,049	—
Ten Parkway North	4.75%	1/1/2021	11,145	—
Union Cross Bldg. II	5.53%	6/1/2021	4,998	—
Union Cross Bldg. I	5.50%	7/1/2021	1,647	—
Norman Pointe I	5.24%	10/1/2021	19,824	—
Norman Pointe II	5.24%	10/1/2021	21,825	—
The Landings I(4)	5.24%	10/1/2021	14,896	—
The Landings II(4)	5.24%	10/1/2021	13,139	—
Fairforest Bldg. 5	6.33%	2/1/2024	7,040	—
North Rhett IV	5.80%	2/1/2025	7,277	—
Richfield	5.46%	7/1/2020	7,931	—
Dixon	5.46%	7/1/2020	8,134	—
Houston(5)	5.46%	7/1/2020	17,407	—
Aurora	5.46%	7/1/2020	2,074	—
Redondo Beach	5.46%	7/1/2020	9,354	—
Commerce	5.46%	7/1/2020	8,134	—
Parsippany	5.46%	7/1/2020	14,926	—
Plantation(6)	5.46%	7/1/2020	17,692	—
Irving	5.46%	7/1/2020	21,800	—
El Segundo	5.46%	7/1/2020	15,455	—

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

Property	Interest Rate(1)	Maturity Date	Outstanding Balance
			December 31, 2015	December 31, 2014
Richardson	5.46%	7/1/2020	3,254	—
Hutchins	6.95%	6/1/2029	23,870	24,902
Allentown	5.07%	1/6/2024	23,443	23,793
Lawrence	4.00%	1/1/2020	21,371	21,962
Ames	5.53%	5/1/2018	16,900	17,342
Buford	7.46%	7/1/2017	15,947	16,354
Blue Grass	4.28%	1/1/2019	12,696	—
Arrowood	5.57%	11/11/2016	13,025	—
Yuma	5.15%	12/6/2023	12,247	12,428
Wilson	5.33%	10/1/2016	8,603	8,827
Greenwood	3.28%	6/15/2018	7,610	7,777
Mt. Comfort	3.28%	6/15/2018	6,150	6,286
Des Plaines	5.25%	10/31/2020	2,537	2,608
Waco - Swapped to Fixed	4.55%	12/19/2020	15,485	15,782
Total Mortgage Notes Payable			770,293	158,061
Plus Premium			24,083	4,432
Less Discount			(750)	(851)
Total Mortgage Notes Payable, Net			$793,626	$161,642
Total Mortgage Notes Payable, Net on assets held for sale			(260,704)	—
Total Mortgage Notes Payable, Net			$532,922	$161,642

(1)
Represents the current interest rate as of December 31, 2015, including the swapped interest rate for loans that have interest rate swaps. The current interest rate is not adjusted to include the amortization of fair market value premiums or discounts.

(2)
In accordance with the provisions of this loan, the property's excess cash proceeds after the payment of debt service, impounds and budgeted operating expenses are being held by the lender. In January 2016, the loan was paid off in full.

(3)	These five mortgage loans are cross-collateralized.

(4)
These mortgage loans are related to properties that are classified as held for sale as of December 31, 2015, and accordingly the mortgage loans are included within liabilities related to assets held for sale on the Consolidated Balance Sheet.

(5)	Represents four properties under this mortgage loan.

(6)	Represents two properties under this mortgage loan.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

Secured Credit Facility
On September 4, 2013, the Company entered into a Credit and Guaranty Agreement, with Deutsche Bank Securities, Inc. for a $100,000 senior secured revolving credit facility, which Credit and Guaranty Agreement was amended and restated on September 24, 2013, or the Secured Credit Facility. The Company exercised the $50,000 accordion feature in February 2014, which increased its borrowing capacity to $150,000. The maturity date of the revolving credit facility was September 30, 2015, with one 12 -month extension option. The Secured Credit Facility was secured by first priority mortgages on designated properties, or the Borrowing Base. Outstanding borrowings under the Secured Credit Facility were limited to the lesser of (i) the sum of the $150,000 revolving commitment or (ii) 60.0% of the value of the Borrowing Base. Interest on advances made on the Secured Credit Facility, were incurred at a floating rate based upon either (i) LIBOR plus the applicable LIBOR margin, or (ii) the applicable base rate which is the greater of the Prime Rate, 0.50% above the Federal Funds Rate, or 30-day LIBOR plus 1.00%. The applicable LIBOR margin ranged from 1.90% to 2.75%, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross assets. On June 9, 2014, the Company terminated the Secured Credit Facility and concurrently replaced it with an unsecured credit facility, as discussed below. The Company recorded a net loss on the early extinguishment of debt of $1,925 for the year ended December 31, 2014 in connection with the unamortized deferred financing costs that were immediately expensed upon termination.
Unsecured Debt
2015 Credit Facility and Term Loans
In December 2015, the Company entered into an agreement, or the Credit Agreement, for a new $1,900,000 credit facility, or the 2015 Credit Facility, consisting of an $850,000 senior unsecured revolving credit facility, or the 2015 Revolving Credit Facility, and $1,050,000 term loan facility with JPMorgan Securities LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated and terminated Legacy Gramercy's 2014 Credit Facility. The 2015 Revolving Credit Facility, consists of a $750,000 U.S. dollar revolving credit facility and a $100,000 multicurrency revolving credit facility. The 2015 Revolving Credit Facility matures in January 2020, but may be extended for two additional six month periods upon the payment of applicable fees and satisfaction of certain customary conditions. The term loan facility, or the 2015 Term Loan, consists of a $300,000 term loan facility that matures in January 2019 with one 12-month extension option, or the 3-Year Term Loan, and a $750,000 term loan facility that matures in January 2021, or the 5-Year Term Loan.
Outstanding borrowings under the 2015 Revolving Credit Facility incur interest a floating rate based upon, at the Company’s option, either (i) adjusted LIBOR plus an applicable margin ranging from 0.875% to 1.55%, depending on the Company’s credit ratings, or (ii) the alternate base rate plus an applicable margin ranging from 0% to 0.55%, depending on the Company’s credit ratings. The Company is also required to pay quarterly in arrears a 0.125% to 0.30% facility fee, depending on the Company's credit ratings, on the total commitments under the 2015 Revolving Credit Facility. Outstanding borrowings under the 2015 Term Loan incur interest at a floating rate based upon, at the Company’s option, either (i) adjusted LIBOR plus an applicable margin ranging from 0.9% to 1.75%, depending on the Company’s credit ratings, or (ii) the alternate base rate plus an applicable margin ranging from 0% to 0.75%, depending on the Company’s credit ratings. The alternate base rate is the greater of (x) the prime rate announced by JPMorgan Chase Bank, N.A., (y) 0.50% above the Federal Funds Effective Rate and (z) the adjusted LIBOR for a one-month interest period plus 1%.
In December 2015, the Company also entered into a new $175,000 seven-year unsecured term loan with Capital One, N.A., or the 7-Year Term Loan, which matures in January 2023. Outstanding borrowings under the 7-Year Term Loan incur interest at a floating rate based upon, at the Company’s option, either (i) adjusted LIBOR plus an applicable margin ranging from 1.3% to 2.1%, depending on the Company’s credit ratings, or (iii) the alternate base rate plus an applicable margin ranging from 0.3% to 1.1%, depending on the Company’s credit ratings. The alternate base rate is the greatest of (x) the prime rate announced by Capital One, (y) 0.50% above the Federal Funds Effective Rate and (z) the adjusted LIBOR for a one-month interest period plus 1%.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

These unsecured borrowing facilities include a series of financial and other covenants that the Company has to comply with in order to borrow under the facilities. The Company was in compliance with the covenants under the facilities during as of December 31, 2015.
Chambers Unsecured Credit Facility
In connection with the Merger, the Company assumed Chambers’ existing $850,000 unsecured revolving credit facility, which incurred interest at LIBOR plus 1.30% and had a maturity date of January 15, 2018, as well as Chambers’ four unsecured term loans which incurred interest at LIBOR plus 1.50% or LIBOR plus 1.75% and had maturity dates between March 2018 and January 2021. Chambers’ unsecured revolving credit facility had a balance of $290,000 and Chambers’ unsecured term loans had an aggregate balance of $570,000 as of December 17, 2015, the closing date of the Merger, and the Company paid off all of these balances on December 17, 2015 in connection with the closing of the 2015 Credit Facility.
2014 Credit Facility
On June 9, 2014, the Company entered into a Revolving Credit and Term Loan Agreement with lead arrangers JP Morgan Chase Bank, N.A, administrative agent, and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as syndication agent, for a $400,000 unsecured credit facility, consisting of a $200,000 senior term loan, or the 2014 Term Loan, and a $200,000 senior revolving credit facility, or the 2014 Revolving Credit Facility. The aggregate amount of the facility could be increased to a total of up to $800,000, in the aggregate. In January 2015, the Company expanded the revolving borrowing capacity under the 2014 Revolving Credit Facility from $200,000 to $400,000 and the accordion feature by $200,000. In May 2015, the Company amended the revolving borrowing capacity to bifurcate its 2014 Revolving Credit Facility into a $350,000 tranche denominated in U.S. dollars and a $50,000 tranche that could be denominated in certain foreign currencies. In July 2015, the Company expanded its 2014 Term Loan from $200,000 to $300,000 and exercised a portion of the accordion feature in its 2014 Revolving Credit Facility to increase the borrowing capacity under the U.S denominated tranche of the 2014 Revolving Credit Facility from $350,000 to $450,000. In the third quarter of 2015, the Company designated the euro loan as a net investment hedge to mitigate the risk from fluctuations in foreign currency exchange rates. Refer to Note 12, “Derivative and Hedging Instruments,” for further information on the net investment hedge.
Interest on outstanding balances on the 2014 Term Loan and advances made on the 2014 Revolving Credit Facility, were incurred at a floating rate based upon, either (i) LIBOR plus an applicable margin ranging from 1.35% to 2.05%, depending on the Company’s total leverage ratio, or (ii) the applicable base rate plus an applicable margin ranging from 0.35% to 1.05%, depending on the Company’s total leverage ratio. The applicable base rate was the greater of (x) the prime rate, (y) 0.50% above the Federal Funds Effective Rate, and (z) 30-day LIBOR plus 1.00% . The $200,000 2014 Term Loan had an expiration in June 2019 and was used to repay the existing $200,000 mortgage loan secured by the Bank of America Portfolio at the time of the Company’s acquisition of the remaining 50% equity interest in the Bank of America Portfolio joint venture. The $200,000 2014 Revolving Credit Facility had an expiration in June 2018, with an option for a one-year extension, and replaced the Company’s previously existing $150,000 Secured Credit Facility, which was terminated simultaneously. On December 17, 2015, the Company paid off the 2014 Revolving Credit Facility and concurrently replaced the revolving credit facility and term loan under it with the Unsecured Credit Facility, as discussed above. The Company recorded a net loss on the early extinguishment of debt of $9,472 for the year ended December 31, 2015 in connection with the unamortized deferred financing costs that were immediately expensed upon termination.
The 2014 Term Loan and Unsecured Credit Facility were guaranteed by Gramercy Property Trust Inc. and certain subsidiaries. The facilities included a series of financial and other covenants that the Company had to comply with in order to borrow under the facilities. The Company was in compliance with the covenants under the facilities during 2015, through the date of payoff on December 17, 2015.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

Credit and Term Loan Facilities
The terms of the Company’s unsecured term loan facilities and outstanding balances as of December 31, 2015 and 2014 are set forth in the table below:

	Unswapped Interest Rate	Effective Interest Rate(1)	Maturity Date	Outstanding Balance December 31,
				2015	2014
2015 Revolving Credit Facility	1.58%	1.58%	1/8/2020	$275,000	$—
2015 Revolving Credit Facility - Multicurrency tranche	1.20%	1.20%	1/8/2020	21,724	—
3-Year Term Loan	1.73%	1.73%	1/8/2019	300,000	—
5-Year Term Loan	1.73%	2.95%	1/8/2021	750,000	—
7-Year Term Loan	2.13%	3.57%	1/9/2023	175,000	—
2014 Term Loan (2)	N/A	N/A	N/A	—	200,000
Total Unsecured Revolving Credit and Term Loan Facilities				$1,521,724	$200,000

(1)	Represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the effect of the interest rate swaps, excluding debt issuance costs.

(2)	Represents the Company's 2014 Term Loan, which was fully repaid on December 17, 2015.
Senior Unsecured Notes
On December 17, 2015, the Company issued and sold $100,000 aggregate principal amount of senior unsecured notes payable, or the Senior Unsecured Notes on December 17, 2015 and agreed to issue and sell an additional $50,000 aggregate principal amount of the Senior Unsecured Notes on January 12, 2016, both in private placements. The Senior Unsecured Notes bear interest at a rate of 4.97% per annum, with interest payable in arrears on June 17 and December 17 of each year, commencing June 17, 2016, until maturity on December 17, 2024.
Exchangeable Senior Notes
On March 18, 2014, the Company issued $115,000 of 3.75% Exchangeable Senior Notes. The Exchangeable Senior Notes are senior unsecured obligations of the Gramercy Operating Partnership and are guaranteed by the Company on a senior unsecured basis. The Exchangeable Senior Notes mature on March 15, 2019, unless redeemed, repurchased or exchanged in accordance with their terms prior to such date and will be exchangeable, under certain circumstances, for cash, for common shares or for a combination of cash and common shares, at the Gramercy Operating Partnership's election. The Exchangeable Senior Notes will also be exchangeable prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date, at any time beginning on December 15, 2018, and also upon the occurrence of certain events. On or after March 20, 2017, in certain circumstances, the Gramercy Operating Partnership may redeem all or part of the Exchangeable Senior Notes for cash at a price equal to 100% of the principal amount of the Exchangeable Senior Notes to be redeemed, plus accrued and unpaid interest up to, but excluding, the redemption date. As a result of transactions the Company entered into under the Merger Agreement, the Exchangeable Senior Notes became exchangeable at the option of the holder commencing August 13, 2015 and remained exchangeable for 35 trading days following the consummation of the Merger, which occurred on December 17, 2015, in accordance with the terms of the indenture governing the Exchangeable Senior Notes. No holders elected to exercise the aforementioned exchange option.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

The Exchangeable Senior Notes had an initial exchange rate of 40.2966 units of merger consideration, or Units of Merger Consideration, per $1.0 principal amount of principal amount of the Exchangeable Senior Notes, where one Unit of Merger Consideration represents 3.1898 of the Company's common shares, or approximately 128.5380 of the Company's common shares per $1.0 principal amount of the Exchangeable Senior Notes. The initial exchange rate represents an exchange price of approximately $24.82 per Unit of Merger Consideration or $7.78 per share of the Company's common shares. The initial exchange rate is subject to adjustment under certain circumstances. As of December 31, 2015, the Exchangeable Senior Notes have a current exchange rate of 40.9434 Units of Merger Consideration, or approximately 130.6013 of the Company's common shares for each $1.0 principal amount of the Exchangeable Senior Notes, representing an exchange price of $7.66 per share of the Company's common shares. The fair value of the Exchangeable Senior Notes was determined at issuance to be $106,689. The discount is being amortized to interest expense over the expected life of the Exchangeable Senior Notes. As of December 31, 2015, the principal amount of the Exchangeable Senior Notes was $115,000, the unamortized discount was $5,606, and the carrying value was $109,394. As of December 31, 2015, and if Exchangeable Senior Notes were eligible for conversion, the Company could issue shares valued at $115,948 based upon the Company’s closing share price of $7.72, which would exceed the value of the outstanding principal by $948.
Due to the New York Stock Exchange’s limitation on the issuance of more than 19.99% of a company’s common shares outstanding without shareholder approval for issuances above this threshold, the embedded exchange option in the Exchangeable Senior Notes did not qualify for equity classification at the time of issuance. Instead, it was accounted for as a derivative liability upon issuance. As such, the value of the Exchangeable Senior Notes’ conversion options was recorded as a derivative liability on the balance sheet upon issuance of the Exchangeable Senior Notes. On June 26, 2014, the Company obtained the appropriate shareholder approval, and reclassified the embedded exchange option at a fair value of $11,726 into additional paid-in-capital within shareholders’ equity, which is the carrying amount of the equity component as of December 31, 2015. For the year ended December 31, 2015, the Company recorded a loss on derivative of $3,415 on the Consolidated Statements of Operations.
Combined aggregate principal maturities of the Company's unsecured debt obligations, non-recourse mortgages, and Exchangeable Senior Notes, in addition to associated interest payments, as of December 31, 2015 are as follows:

	2015 Revolving Credit Facility		Term Loans	Mortgage Notes Payable(1)	Senior Unsecured Notes	Exchangeable Senior Notes	Interest Payments	Total
2016	$—	$—	—	$162,537	—	$—	$83,843	$246,380
2017	—		—	68,814	—	—	78,686	147,500
2018	—		—	108,152	—	—	73,169	181,321
2019	—		300,000	125,911	—	115,000	59,929	600,840
2020	296,724		—	175,382	—	—	46,463	518,569
Thereafter	—		925,000	129,497	100,000	—	49,252	1,203,749
Net Premium	—		—	—	—	—	17,727	17,727
Total	$296,724		$1,225,000	$770,293	$100,000	$115,000	$409,069	$2,916,086

(1)	Amounts include $260,704 related to mortgage notes payable on assets held for sale as of December 31, 2015.
During the years ended December 31, 2015 and 2014, the Company capitalized $0 and $67, respectively, of interest associated with redevelopment activities.
8. Leasing Agreements
The Company’s properties are leased to tenants under operating leases with expiration dates extending through the year 2039. These leases generally contain rent increases and renewal options.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

Future minimum rental revenues under non-cancelable leases excluding reimbursements for operating expenses as of December 31, 2015 are as follows:

Operating Leases
2016	$364,966
2017	359,424
2018	341,987
2019	318,986
2020	285,776
Thereafter	1,506,652
Total minimum lease rental income	$3,177,791
9. Transactions with Trustee Related Entities and Related Parties
The Company’s CEO, Gordon F. DuGan, is on the board of directors of the Gramercy European Property Fund and has committed approximately $1,358 (€1,250) in capital to the Gramercy European Property Fund. The two Managing Directors of Gramercy Europe Asset Management have collectively committed approximately $1,358 (€1,250) in capital to the Gramercy European Property Fund. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on December 31, 2015, in the case of unfunded commitments.
The Company acquired three properties in January 2015 in an arms-length transaction from affiliates of KTR Capital Partners, a private industrial real estate investment company, for which one of the Company's trustees, Jeffrey Kelter, served as Chief Executive Officer and Chairman of the Board. The properties are located in Milwaukee, Wisconsin, comprise an aggregate 450,000 square feet and were acquired for an aggregate purchase price of approximately $19,750.
The Chief Executive Officer of SL Green Realty Corp. (NYSE: SLG), or SL Green, was one of Gramercy's directors until September 30, 2014, when he resigned. The Company did not have a disagreement with Mr. Holliday on any matter relating to its operations, policies or practices. In recognition of his service, Gramercy’s board of directors ratably vested 3,589 of the 4,785 shares of its common stock granted to Mr. Holliday in January 2014.
In June 2013, the Company signed a lease agreement with 521 Fifth Fee Owner LLC, an affiliate of SL Green, for new corporate office space located at 521 Fifth Avenue, 30th Floor, New York, New York. The lease commenced in September 2013, following the completion of certain improvements to the space. The lease is for approximately 6,580 square feet and expires in 2023 with rents of approximately $368 per annum for year one rising to $466 per annum in year ten. The Company paid $375, $368, and $0 under the lease for the years ended December 31, 2015, 2014 and 2013, respectively.
From May 2005 through September 2013, the Company was party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for its previous corporate offices at 420 Lexington Avenue, New York, New York. In September 2013, concurrently with the commencement of the lease for the new corporate offices at 521 Fifth Avenue, the Company canceled the lease for its corporate office at 420 Lexington Avenue. The Company paid $287 under the lease for the year ended December 31, 2013.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

10. Deferred Costs
Deferred costs at December 31, 2015 and 2014 consisted of the following:

	2015	2014
Deferred financing costs	$18,250	$9,556
Deferred acquisition costs	5,024	2,630
Deferred leasing costs	825	77
	24,099	12,263
Accumulated amortization	(3,760)	(1,908)
	$20,339	$10,355
The Company’s deferred financing costs primarily relate to its financing arrangements. These costs are amortized on a straight-line or effective interest basis to interest expense over on the contractual term of the related financing.
The Company’s deferred acquisition costs include lease inducement fees paid to secure acquisitions and are amortized on a straight-line basis over the related lease term.
The Company’s deferred leasing costs include direct costs, such as lease commissions, incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term.
11. Fair Value Measurements
The Company discloses fair value information, whether or not recognized in the financial statements, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based upon the application of discount rates to estimated future cash flows based upon market yields or by using other valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, fair values are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments and other assets and liabilities measured at fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

The following table presents the carrying value in the financial statements and approximate fair value of assets and liabilities measured on a recurring and non-recurring basis at December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Retained CDO Bonds(1)	$7,471	$7,471	$4,293	$4,293
Marketable securities(3)	$—	$—	$165,001	$165,001
Investment in CBRE Strategic Partners Asia	$5,508	$5,508	$—	$—
Real estate investments classified as held for sale at Merger closing(5)	$393,984	$393,984	$—	$—
Financial liabilities:
Derivative instruments	$3,442	$3,442	$3,189	$3,189
Long-term debt
Revolving credit facilities(2)	$296,724	$297,394	$—	$—
3-Year Term Loan(2)	$300,000	$300,349	$—	$—
5-Year Term Loan(2)	$750,000	$751,304	$—	$—
7-Year Term Loan(2)	$175,000	$175,338	$—	$—
2014 Term Loan(2)	$—	$—	$200,000	$199,997
Mortgage notes payable(2), (4)	$770,293	$805,590	$161,642	$165,907
Senior Unsecured Notes(2)	$100,000	$100,528	$—	$—
Exchangeable Senior Notes(2)	$109,394	$115,524	$107,836	$116,064

(1)
Retained CDO Bonds represent the CDOs’ subordinate bonds, preferred shares, and ordinary shares, which were retained subsequent to the disposal of Gramercy Finance and were previously eliminated in consolidation.

(2)	Long-term debt instruments are classified as Level III due to the significance of unobservable inputs which are based upon management assumptions.

(3)	Marketable securities represent the Company’s investment in money market funds, which are classified in cash and cash equivalents on the Consolidated Balance Sheets.

(4)	Amounts include mortgage notes payable on assets held for sale as of December 31, 2015, which have total carrying value of $260,704 and total fair value of $263,308 as of December 31, 2015.

(5)	Amounts include six real estate investments classified as held for sale at Merger closing, which are included in discontinued operations.
The following methods and assumptions were used to estimate the fair value of each class of assets and liabilities for which it is practicable to estimate the value:
Cash and cash equivalents, marketable securities, accrued interest, and accounts payable: These balances in the Consolidated Financial Statements reasonably approximate their fair values due to the short maturities of these items.
Retained CDO Bonds: Non-investment grade, subordinate CDO bonds, preferred shares and ordinary shares are presented on the Consolidated Financial Statements at fair value. The fair value is determined by an internally developed discounted cash flow model.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

Derivative instruments: The Company’s derivative instruments, which are primarily comprised of interest rate caps and interest rate swap agreements, are carried at fair value in the Consolidated Financial Statements based upon third-party valuations. Refer to Note 12 for more information on the derivative instruments.
Mortgage notes payable, unsecured term loans, unsecured revolving credit facilities and senior unsecured notes: These instruments are presented in the Consolidated Financial Statements at amortized cost and not at fair value. The fair value of each instrument is estimated by a discounted cash flows model, using discount rates that best reflect current market rates for financings with similar characteristics and credit quality. Mortgage premiums and discounts are amortized to interest expense on the Consolidated Statements of Operations using the effective interest method over the terms of the related notes. Refer to Note 7 for more information on these instruments.
Exchangeable Senior Notes: The Exchangeable Senior Notes are presented at amortized cost on the Consolidated Financial Statements. The fair value is determined based upon a discounted cash-flow methodology using discount rates that best reflect current market rates for instruments with similar with characteristics and credit quality. Refer to Note 7 for more information on these instruments.
CBRE Strategic Partners Asia: The Company’s unconsolidated equity investment, CBRE Strategic Partners Asia, is presented in the Consolidated Financial Statements at fair value. The investment manager of CBRE Strategic Partners Asia applies valuation techniques for the Company’s investment carried at fair value based upon the application of the income approach, the direct market comparison approach, the replacement cost approach or third-party appraisals to the underlying assets held in the unconsolidated entity in determining the net asset value attributable to the Company’s ownership interest therein. Refer to Note 2 and Note 6 for more information on these instruments.
Real estate investments designated as held for sale at Merger closing: The Company designated six properties as held for sale at the closing of the Merger on December 17, 2015. These properties are reported at estimated fair value, less costs to sell and are included in discontinued operations. Refer to Note 2 and Note 4 for more information on these instruments.
Disclosure about fair value measurements is based on pertinent information available to the Company at the reporting date. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for the purpose of these financial statements since December 31, 2015 and December 31, 2014, and current estimates of fair value may differ significantly from the amounts presented herein.
The following discussion of fair value was determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, fair values are not necessarily indicative of the amounts the Company could realize on disposition of the assets or liabilities. Determining which category an asset or liability falls within the hierarchy requires significant judgment and the Company evaluates its hierarchy disclosures each quarter.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

Assets and liabilities measured at fair value on a recurring basis and on a non-recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations.

At December 31, 2015	Total	Level I	Level II	Level III
Financial Assets:
Retained CDO Bonds:
Non-investment grade, subordinate CDO bonds	$7,471	$—	$—	$7,471
Marketable securities:
Investment in CBRE Strategic Partners Asia	5,508	—	—	5,508
Real estate investments classified as held for sale at Merger closing	393,984			393,984
	$406,963	$—	$—	$406,963
Financial Liabilities:
Derivative instruments:
Interest rate swaps	$3,442	$—	$—	$3,442
	$3,442	$—	$—	$3,442

At December 31, 2014	Total	Level I	Level II	Level III
Financial Assets:
Retained CDO Bonds:
Non-investment grade, subordinate CDO bonds	$4,293	$—	$—	$4,293
U.S. Treasury securities	165,001	165,001	—	—
	$169,294	$165,001	$—	$4,293
Financial Liabilities:
Derivative instruments:
Interest rate swaps	$3,189	$—	$—	$3,189
	$3,189	$—	$—	$3,189
Derivative instruments: Interest rate swaps are valued with the assistance of a third-party derivative specialist, who uses a combination of observable market-based inputs, such as interest rate curves, and unobservable inputs which require significant judgment such as the credit valuation adjustments due to the risk of non-performance by both the Company and its counterparties. The most significant unobservable input in the fair valuation of derivative instruments is the credit valuation adjustment as it requires significant management judgment regarding changes in the credit risk of the Company or its counterparties, however the primary driver of the fair value of the interest rate swaps is the forward interest rate curve. Fair values of the Company’s derivative instruments, such as the CVR investments, were valued using a Black-Scholes model. Fair value of the Company’s embedded exchange option was determined using a probabilistic valuation model with the assistance of third-party valuation specialists.
Total gains or (losses) from derivatives for the years ended December 31, 2015 and 2014 were $(2,885) and $(3,002), respectively, in accumulated other comprehensive income (loss).

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

Retained CDO Bonds: Retained CDO Bonds are valued on a recurring basis using an internally developed discounted cash flow model. Management estimates the timing and amount of cash flows expected to be collected and applies a discount rate equal to the yield that the Company would expect to pay for similar securities with similar risks at the valuation date. Future expected cash flows generated by management require significant assumptions and judgment regarding the expected resolution of the underlying collateral, which includes loans and other lending investments, real estate investments, and CMBS. The resolution of the underlying collateral requires further management assumptions regarding capitalization rates, lease-up periods, future occupancy rates, market rental rates, holding periods, capital improvements, net property operating income, timing of workouts and recoveries, loan loss severities and other factors. The models are most sensitive to the unobservable inputs such as the timing of a loan default or property sale and the severity of loan losses. Significant increases (decreases) in any of those inputs in isolation as well as any change in the expected timing of those inputs would result in a significantly lower (higher) fair value measurement. Due to the inherent uncertainty in the determination of fair value, the Company has designated its Retained CDO Bonds as Level III.
Investment in CBRE Strategic Partners Asia: The Company’s investment in CBRE Strategic Partners Asia is based on the Level III valuation inputs applied by the investment manager of CBRE Strategic Partners Asia, utilizing a mix of different approaches for valuing the underlying real estate related investments within the investment company. The approaches include the income approach, direct market comparison approach and the replacement cost approach for newer properties. For investments owned more than one year, except for investments under construction or incurring significant renovation, CBRE Strategic Partners Asia obtains a third-party appraisal. For investments in real estate under construction or incurring significant renovation, the valuation analysis is prepared by the investment manager of CBRE Strategic Partners Asia. The valuations are most sensitive to the unobservable inputs of discount rates, as well as capitalization rates an expected future cash flows, and significant increases (decreases) in these inputs would result in a significantly lower (higher) fair value measurement. On a quarterly basis, the Company obtains the financial results of CBRE Strategic Partners Asia and on an annual basis the Company receives audited financial statements.
Real estate investments classified as held for sale at Merger closing: Real estate investments classified as held for sale at the time of the Merger: Real estate investments classified as held for sale at the time of the Merger are reported at estimated fair value, less costs to sell. The fair value of real estate investments and their related lease intangibles is determined by an independent valuation firm using valuation techniques including the market approach, income approach, and cost approach. Key assumptions in the valuations, to which the fair value determinations are most sensitive, include discount and capitalization rates as well as expected future cash flows. Significant increases (decreases) in these inputs would result in a significantly lower (higher) fair value measurement. As the inputs are unobservable, the Company determined the inputs used to value this liability falls within Level III for fair value reporting.
Fair Value on a Recurring Basis
Quantitative information regarding the valuation techniques and the range of significant unobservable Level III inputs used to determine fair value measurements on a recurring basis as of December 31, 2015 are:

	At December 31, 2015
Financial Asset or Liability	Fair Value	Valuation Technique	Unobservable Inputs	Range
Non-investment grade, subordinate CDO bonds	$7,471	Discounted cash flows	Discount rate	22.50%
Interest rate swaps	$3,442	Hypothetical derivative method	Credit borrowing spread	135 to 210 basis points
Investment in CBRE Strategic Partners Asia	$5,508	Discounted cash flows	Discount rate	20.00%

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

The following roll forward table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level III inputs:

	Retained CDO Bonds	Investment in CBRE Strategic Partners Asia	Total Financial Assets – Level III
Balance as of December 31, 2014	$4,293	$—	$4,293
Amortization of discounts or premiums	1,702	—	1,702
Financial assets acquired in Merger	—	5,508	5,508
Adjustments to fair value:
Unrealized gain (loss) in other comprehensive income from fair value adjustment	1,476	—	1,476
Balance as of December 31, 2015	$7,471	$5,508	$12,979
The following roll forward table reconciles the beginning and ending balances of financial liabilities measured at fair value on a recurring basis using Level III inputs:

Derivative Instruments
Balance as of December 31, 2014	$3,189
Financial liabilities assumed in Merger	589
Termination of derivative instruments	(3,784)
Adjustments to fair value:
Ineffective portion of change in derivative instruments	563
Unrealized loss on derivatives	2,885
Balance as of December 31, 2015	$3,442
Fair Value on a Non-Recurring Basis
The Company measured its real estate investments classified as held for sale at the time of the Merger on a non-recurring basis as of December 31, 2015. These assets are recorded at fair value, less costs to sell of $393,984 as of December 31, 2015, and are included in discontinued operations. The Company did not measure any of its assets or liabilities at fair value on a non-recurring basis as of December 31, 2014.
12. Derivative and Hedging Instruments
In connection with the Merger, the Company assumed three interest rate swap derivative contracts related to mortgage loans on real estate assets. The Company re-designated these interest rate swaps as cash flow hedges. The resulting off-market cash flow hedges were deemed highly effective upon re-designation. Additionally, the Company terminated the interest rate swap on its 2014 Term Loan and, in connection with its entry into the 2015 Revolving Credit Facility, entered into two new interest rate swap derivative contracts related to the 3-Year Term Loan and 7-Year Term Loan associated with its 2015 Revolving Credit Facility.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

As of December 31, 2015, the Company’s derivative instruments consist of interest rate swaps, which are cash flow hedges. Changes in the effective portion of fair value of the derivatives are recognized in other comprehensive income (loss) until the hedged item expires or is recognized in earnings. Borrowings on the Company’s foreign currency denominated tranche of the 2015 Revolving Credit Facility, and borrowings on the foreign currency denominated tranche of the Company’s 2014 Revolving Credit Facility, which are designated as net investment hedges, are recognized at par value based on the exchange rate in effect on the date of the draw. Subsequent changes in the exchange rate of the Company’s net investment hedge are recognized as part of the cumulative foreign currency translation adjustment within other comprehensive income (loss). The ineffective portion of the change in fair value of a derivative or hedging instrument will be immediately recognized in earnings. Derivative accounting may increase or decrease reported net income and shareholders’ equity, depending on future levels of LIBOR interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term. Refer to Note 2 and Note 11 for additional information on the Company's hedging instruments, including the fair value measurement of these instruments.
The following table summarizes the notional and fair value of the Company’s derivative and hedging instruments at December 31, 2015. The fair value of the derivatives is presented in the Company's balance sheet in Derivative instruments, at fair value and the net investment hedge is included in the senior unsecured revolving credit facility. The notional value is an indication of the extent of the Company’s involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effect- ive Date	Expira- tion Date	Fair Value
Assets of Non-VIEs:
Interest Rate Swap - Waco	1 mo. USD-LIBOR-BBA	15,485 USD	4.55%	12/19/13	12/19/20	$654
Interest Rate Swap - Point West I	1 mo. USD-LIBOR-BBA	10,391 USD	1.41%	8/16/11	12/06/16	71
Interest Rate Swap - Atrium I	1 mo. USD-LIBOR-BBA	20,644 USD	1.78%	8/16/11	5/31/18	322
Interest Rate Swap - Easton III	1 mo. USD-LIBOR-BBA	6,094 USD	1.95%	8/16/11	01/31/19	126
Interest Rate Swap - 5-Year Term Loan	1 mo. USD-LIBOR-BBA	750,000 USD	1.82%	12/17/15	12/17/20	634
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	175,000 USD	1.6%	12/17/15	01/09/23	1,635
Net Investment Hedge in Gramercy European Property Fund	EUR-USD exchange rate	20,000 Euros	N/A	9/28/15	N/A	21,724
Total hedging instruments						$25,166

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

Through its interest rate swaps, the Company is hedging exposure to variability in future interest payments on its debt facilities. At December 31, 2015, the interest rate swap derivative instruments were reported at their fair value as a net liability of $3,442. Swap loss of $600 was recognized as interest expense in the Consolidated Statements of Operations with respect to interest rate swap hedge ineffectiveness, or to amounts excluded from ineffectiveness, which relates to the off-market financing element associated with certain derivatives. No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from ineffectiveness for the years ended December 31, 2014, and 2013. For the year-ended December 31, 2015, the Company terminated one derivative, and reclassified $45 from accumulated other comprehensive income into interest expense. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings. During the next 12 months, the Company expects that $6,729 will be reclassified from other comprehensive income as an increase in interest expense for the Company’s interest rate swaps as of December 31, 2015. Additionally, the Company will recognize $3,739 in interest expense on a straight-line basis over the remaining original term of terminated swaps through June 2019, representing amortization of the remaining accumulated other comprehensive income balance related to the swap, and of this amount $1,090 will be recognized in interest expense during the next 12 months.
Through its net investment hedge, which was entered into in September 2015, the Company is hedging exposure to changes in the euro-U.S. dollar exchange rate of its net equity investment in the Gramercy European Property Fund, which has euros as its functional currency. At December 31, 2015, the net investment hedge was reported at its carrying value as a net liability of $21,724, which is included in the balance of the senior unsecured revolving credit facility on the Consolidated Balance Sheets. During the year ended December 31, 2015, the Company recorded a net gain of $14 in other comprehensive income from the impact of exchange rates related to the net investment hedge. No gain or loss was recognized with respect to net investment hedge ineffectiveness, or to amounts excluded from ineffectiveness, in interest expense in the Consolidated Statement of Operations for the year ended December 31, 2015. When the net investment is sold or substantially liquidated, the balance of the translation adjustment accumulated in other comprehensive income will be reclassified into earnings.
13. Shareholders’ Equity (Deficit)
The equity structure in the consolidated financial statements following the reverse merger reflects the equity structure of the Company. As a result, the Company's common shares outstanding have been adjusted retroactively for all prior periods presented computed on the basis of the number of shares outstanding multiplied by the Exchange Ratio of 3.1898 established in the Merger Agreement. As of December 31, 2015 and 2014, the Company's authorized capital shares consist of 1,000,000,000 shares of beneficial interest, $0.01 par value per share, of which the Company is authorized to issue up to 990,000,000 common shares of beneficial interest, par value $0.01 per share, or common shares, and 10,000,000 preferred shares of beneficial interest, par value of $0.01, or preferred shares. As of December 31, 2015, 420,523,153 common shares and 3,500,000 preferred shares were issued and outstanding, respectively. All share, share price, and per share data has been updated retroactively to reflect the Merger Exchange Ratio of 3.1898.
In connection with the closing of the Merger, in December 2015, the Company declared a pro-rata fourth quarter cash dividend of $0.05772 per common share, adjusted for the Exchange Ratio of 3.1898, for the period October 1, 2015 through December 16, 2015, the date prior to the close of the Merger, which was paid on December 22, 2015 to common share and unitholders of record as of the close of business on December 16, 2015. The Company also declared a dividend on the 7.125% Series B Cumulative Redeemable Preferred Shares for the quarter ending December 31, 2015 in the amount of $0.44531 per share, which was paid on December 31, 2015 to preferred shareholders of record as of the close of business on December 16, 2015. Additionally, the Company declared a pro-rata dividend for the period December 17, 2015 through December 31, 2015 in the amount of $0.0206 per common share, which was paid on January 15, 2016 to common share and unitholders of record as of the close of business on December 31, 2015. For income tax purposes, dividends paid to Legacy Gramercy stockholders represent ordinary income.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

In April 2015, the Company completed an underwritten public offering of 31,180,295 shares of its common stock, which includes the exercise in full by the underwriters of their option to purchase up to 4,066,995 additional shares of common stock. The shares of common stock were issued at a public offering price of $8.70 per share and the net proceeds from the offering were approximately $259,325, after expenses.
In February 2015, Gramercy's board of directors approved a 1-for-4 reverse stock split of its common stock and outstanding Legacy OP Units. The reverse stock split was effective after the close of trading on March 20, 2015, and the Company’s common stock began trading on a reverse split-adjusted basis on the New York Stock Exchange on March 23, 2015.
In December 2014, the Company completed an underwritten public offering of 47,687,510 shares of its common stock, which includes the exercise in full by the underwriters of their option to purchase up to 6,220,110 additional shares of common stock. The shares of common stock were issued at a public offering price of $7.40 per share and the net proceeds from the offering were approximately $336,073, after expenses.
In May 2014, the Company completed an underwritten public offering of 36,682,700 shares of its common stock, which includes the exercise in full by the underwriters of their option to purchase up to 4,784,700 additional shares of common stock. The shares of common stock were issued at a public offering price of $6.24 per share and the net proceeds from the offering were approximately $218,224, after expenses.
In October 2013, the Company entered into a common stock purchase agreement and related joinder agreements, or the Purchase Agreement, for the issuance of 9,198,745 shares of common stock at a purchase price of $5.15 per share, raising net proceeds of $45,520, to various purchasers in a private placement. Pursuant to the Purchase Agreement, each purchaser agreed that it would not, without the prior written consent of the Company, offer, sell, contract to sell, pledge or otherwise dispose any or all of the common stock purchased until March 25, 2014, or the Lock-Up Period. During the Lock-Up Period, if the Company issued common stock or securities convertible into common stock (except for certain permitted issuances), then the purchasers would have the ability to: (1) purchase their pro rata portion of all or any part of the new issuance, and (2) elect the benefit of any different terms provided to the new investors. Pursuant to the Purchase Agreement, the Company entered into CVR Agreements with the purchasers at the closing of the sale of common stock in the private placement. The CVR Agreements expired on March 25, 2014 with no value.
At-The-Market Equity Offering Program
In September 2014, the Company, along with the Gramercy Operating Partnership, entered into an “at-the-market” equity offering program, or the ATM Program, to issue an aggregate of up to $100,000 of the Company's common stock. During the year ended December 31, 2015, the Company sold 2,094,777 shares of its common stock through the ATM Program for $18,292 of net proceeds after related expenses. During the year ended December 31, 2014, the Company sold 6,149,971 shares of its common stock through the ATM Program for $44,302 of net proceeds after related expenses. The ATM Program was terminated upon closing of the Merger on December 17, 2015.
Preferred Shares
Upon closing of the Merger on December 17, 2015, each of Legacy Gramercy’s 3,500,000 shares of 7.125% Series B Preferred Stock, or Series B Preferred Stock, was exchanged for one share of the Company's 7.125% Series A Preferred Shares, or Series A Preferred Shares, which have the same preferences, rights and privileges as the Series B Preferred Stock. Holders of the Series A Preferred Shares are entitled to receive annual dividends of $1.78125 per share on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after August 15, 2019, the Company can, at its option, redeem the Series A Preferred Shares at par for cash. At December 31, 2015, the Company has 3,500,000 of its Series A Preferred Shares outstanding with a mandatory liquidation preference of $25.00 per share.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

In September 2014, the Company redeemed all of the outstanding shares of Legacy Gramercy's 8.125% Series A Preferred Stock at a redemption price of $25.32161 per share, equal to the sum of the $25.00 per share redemption price of the share and a quarterly dividend of $0.32161 prorated to the redemption date of September 12, 2014. The 8.125% Series A Preferred Stock were replaced by the Series B Preferred Stock, for which the Company received $81,638 in net proceeds after expenses upon issuance in August 2014. As a result of the redemption, the Company recorded a $2,912 charge to the Consolidated Statements of Operations equal to the excess of the $25.00 per share liquidation preference over the carrying value as of the redemption date. Holders of the 8.125% Series A Preferred Share were entitled to receive annual dividends of $2.03125 per share on a quarterly basis and dividends were cumulative, subject to certain provisions.
Equity Incentive Plans
Under its equity incentive plans, or Equity Incentive Plans, which are described below, the Company had stock options, restricted share awards, restricted share units, phantom share awards and LTIPs outstanding as of the date the Merger was completed. Pursuant to the Merger Agreement, each outstanding Legacy Gramercy award, other than phantom share awards,was converted into 3.1898 shares of newly issued awards of the combined company. Each outstanding Legacy Gramercy phantom share award, representing an award to a Legacy Gramercy non-employee director of rights to receive shares of common stock, was vested and, on the first business day of the month following the Merger, converted into the right to receive a number of the Company’s common shares, rounded to the nearest whole share, determined by multiplying the number of subject phantom shares by the Exchange Ratio of the Merger. All of the legacy Chambers equity awards vested upon closing of the Merger. Additionally, restricted share awards, restricted share units, and LTIPs were adjusted to fair value as of the closing date of the Merger. The fair value of legacy Chambers' equity awards that vested into the merger was allocated between consideration and acquisition and merger related expense based upon the portion of the service period attributable to the term that had passed before the merger closing and the remaining original term. The Legacy Gramercy Equity Incentive Plans continued substantially under their original terms following the Merger, with the exception of some changes in vesting for certain awards that resulted from the close of the Merger, which are described in further detail below.
Equity Plan Summaries
In August 2004, the Company instituted its 2004 Equity Incentive Plan, or the 2004 Equity Incentive Plan, which authorized (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or ISOs, (ii) the grant of stock options that do not qualify as incentive stock options, or NQSOs, (iii) grants of shares of restricted common stock, (iv) grants of phantom shares, (v) dividend equivalent rights, and (vi) other equity-based awards. The exercise price of stock options was to be determined by the compensation committee, but could not be less than 100% of the fair market value of the shares of common stock on the date of grant. The 2004 Equity Incentive Plan expired by its terms in July 2014, the ten-year anniversary of adoption of the Plan by Gramercy's board of directors.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

In June 2012, the Company adopted the 2012 Inducement Equity Incentive Plan, or the 2012 Inducement Plan, in connection with the hiring of Gordon F. DuGan, Benjamin P. Harris, and Nicholas L. Pell, who joined the Company on July 1, 2012 as Chief Executive Officer, President and Managing Director, respectively. Under the 2012 Inducement Plan, the Company may grant equity awards for up to 14,354,100 shares of common stock pursuant to the employment inducement award exemption provided by the New York Stock Exchange Listed Company Manual. The 2012 Inducement Plan authorizes the grant of (i) NQSOs, (ii) shares of restricted stock, (iii) phantom shares, (iv) dividend equivalent rights and (v) other forms of equity-based awards, including LTIP units, as “employment inducement awards” within the meaning of Section 303A.08 of the New York Stock Exchange Listed Company Manual to newly hired eligible officers and employees. All of the shares available under the 2012 Inducement Plan were issued or reserved for issuance to Messrs. DuGan, Harris and Pell in connection with the equity awards made upon the commencement of their employment with the Company. Equity awards issued under the 2012 Inducement Plan had a fair value of $6,125 on the date of grant which was calculated in accordance with ASC 718. The 2012 Inducement Plan terminates on the ten year anniversary of its approval by Gramercy's board of directors, unless sooner terminated. As a result of the Merger, the change in control provision for the restricted share units was triggered and vesting of the restricted share units subsequent to the closing of the Merger is recorded on a straight-line basis as the performance hurdles, which determined vesting in the past, ceased to apply following the close of the Merger.
In July 2012, the Company adopted the 2012 Long-Term Outperformance Plan, or 2012 Outperformance Plan, which provides that if certain performance goals are achieved and other conditions are met, LTIP units would be issued to certain executives under the 2012 Inducement Equity Incentive Plan and to certain executives under the 2004 Equity Incentive Plan. The LTIP units are structured to quality as “profits interests” for U.S. federal income tax purposes and do not have full parity, on a per unit basis, with the Class A limited partnership interests in the Legacy Gramercy's operating partnership with respect to liquidating distributions. Pursuant to the 2012 Outperformance Plan, these executives, in the aggregate, may earn up to $20,000 of LTIP units based on the Company’s common stock price appreciation over a four-year performance period ending June 30, 2016. The amount of LTIP units earned under the 2012 Outperformance Plan will range from $4,000 if the Company’s common stock price equals a minimum hurdle of $6.27 per share (less any dividends paid during the performance period) to $20,000 if the Company’s common stock price equals or exceeds $11.29 per share (less any dividends paid during the performance period) at the end of the performance period. In the event that the performance hurdles are not met on a vesting date, the award scheduled to vest on that vesting date may vest on a subsequent vesting date if the common stock price hurdle is met as of such subsequent vesting date. Any LTIP units earned under the 2012 Outperformance Plan will remain subject to vesting, with 50% of any LTIP units earned vesting on June 30, 2016 and the remaining 50% vesting on June 30, 2017 based, in each case, on continued employment through the vesting date. The LTIP units had a fair value of $2,715 on the date of grant, which was calculated in accordance with ASC 718.
In June 2015, the Company instituted its 2015 Equity Incentive Plan, which was approved by Gramercy's board of directors and shareholders. The 2015 Equity Incentive Plan allows for the following awards to be made: (i) ISOs, (ii) NQSOs, (iii) stock appreciation rights, or SARs, (iv) stock awards, (v) phantom shares and dividend equivalents, and (vi) other equity awards, including LTIP units. The maximum number of shares that could have been issued under the 2015 Equity Incentive Plan is 10,207,360 shares may be issued out of the 2015 Equity Incentive Plan, subject to adjustment in certain circumstances. The shares of common stock that are issued or transferred under the 2015 Equity Incentive Plan may be authorized but unissued shares of the Company’s common stock or reacquired shares of the Company’s common stock, including shares of the Company’s common stock purchased by it on the open market for purposes of the 2015 Equity Incentive Plan.
The 2004 Equity Incentive Plan, 2012 Inducement Plan, 2012 Outperformance Plan, and 2015 Equity Incentive Plan continued to exist following the Merger, however they became inactive and thus no new share awards will be issued out of any of those plans.
The Company has available the legacy Chambers equity incentive plan, or the 2013 Equity Incentive Plan, following the Merger. The 2013 Equity Incentive Plan allows for the following awards to be made: (i) ISOs, (ii) NQSQs, (iii) SARs, (iv) share awards, (v) phantom shares, and (vi) dividend equivalents and other equity awards. As of December 31, 2015, there were 3,284,308 shares available for grant under the 2013 Equity Incentive Plan.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

Equity Plan Activities
In March 2013, the Company granted to four senior officers of the Company pursuant to the 2004 Equity Incentive Plan a total of 91,707 time-based restricted stock awards and 275,120 performance-based restricted stock units. The time-based awards vest in five equal annual installments commencing December 15, 2013, subject to continued employment. Vesting of the performance-based units requires, in addition to continued employment over a 5-year period, achievement of absolute increases in either the Company’s stock price or an adjusted funds from operations (as defined by the Company’s compensation committee).
In May 2014, the Company granted 151,896 shares of restricted stock to the Company’s Chief Executive Officer, Gordon F. DuGan, to recognize his strong performance leading the Company in 2013, during which the Company achieved a number of important repositioning milestones. The restricted stocks awards vest on the fifth anniversary of the date of grant, subject to Mr. DuGan’s continued employment. The shares of restricted stock are also subject to accelerated vesting in certain circumstances pursuant to Mr. DuGan's employment agreement.
In connection with the adoption of the 2015 Equity Incentive Plan, seven senior officers were issued a total of 308,444 restricted shares in June 2015, 50% of which will vest on each of the fourth and fifth anniversaries of the grant date, subject to continued employment.
Effective at the closing of the Merger, the change in accelerated vesting control provisions of the 2012 Outperformance Plan were waived by all plan participants, and as a result the LTIP units will continue on, subject to the original service and performance conditions.
A summary of the status of the Company’s Options as of December 31, 2015, 2014 and 2013 are presented below:

	December 31, 2015		December 31, 2014		December 31, 2013
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	164,994	$16.08	271,995	$18.43	287,282	$20.24
Granted	177,032	7.41	23,924	7.26	23,924	3.82
Exercised	—	—	(23,924)	3.79	—	—
Lapsed or canceled	(4,595)	4.92	(107,001)	22.86	(39,211)	28.20
Balance at end of period	337,431	$11.68	164,994	$16.08	271,995	$18.43
For the year ended December 31, 2015, Options were granted with prices of $7.70 or $7.37. The remaining weighted average contractual life of the Options was 4.7 years. Compensation expense of $137, $53 and $51 was recorded for the years ended December 31, 2015, 2014 and 2013, respectively, related to the issuance of Options.
Through December 31, 2015, 2,467,912 restricted shares had been issued under the Equity Incentive Plans, of which 69% have vested. Except for certain performance based awards, the vested and unvested shares are currently entitled to receive distributions on common shares if declared by the Company. Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant. Compensation expense of $1,360, $950 and $606 was recorded for the years ended December 31, 2015, 2014 and 2013, respectively, related to the issuance of restricted shares. Compensation expense of $4,575 will be recorded over the course of the next 61 months representing the remaining weighted average vesting period of equity awards issued under the Equity Incentive Plans as of December 31, 2015. Certain of the Company’s awards are subject to performance vesting conditions which were determined in March 2013 and are assessed on a quarterly basis.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

Compensation expense of $1,952, $1,570, and $1,187 was recorded for the years ended December 31, 2015, 2014, and 2013, respectively, for the 2012 Long-Term Outperformance Plan. Compensation expense of $2,925 will be recorded over the course of the next 18 months, representing the remaining weighted average vesting period of the awards issued under the 2012 Long-Term Outperformance Plan as of December 31, 2015.
Employee Stock Purchase Plan
In November 2007, Gramercy's board of directors adopted, and the shareholders subsequently approved in June 2008, the 2008 Employee Stock Purchase Plan, or ESPP, to provide equity-based incentives to eligible employees. The ESPP was intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and was adopted by the board to enable the Company’s eligible employees to purchase its shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 199,363 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The shares of common stock were offered for purchase through a series of successive offering periods. Each offering period was three months in duration and began on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provided for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was terminated upon closing of the Merger on December 17, 2015.
Deferred Stock Compensation Plan for Directors
Under Legacy Gramercy's Directors' Deferral Program, which commenced April 2005 and was amended and restated effective January 1, 2015, the Company’s independent directors could elect to defer up to 100% of their annual retainer fee, chairman fees and meeting fees. Unless otherwise elected by a participant, fees deferred under the program were credited in the form of phantom shares. The phantom shares were convertible into an equal number of shares of common stock upon such directors’ termination of service from the board of directors or a change in control by the Company, as defined by the program. Phantom shares were credited to each independent director quarterly using the closing price of the Company’s common stock for the respective quarter. If dividends were declared by the Company, each participating independent director who elected to receive fees in the form of phantom shares had the option to have their account credited for an equivalent amount of phantom shares stock units based on the dividend rate for each quarter or have dividends paid in cash.
In connection with the closing of the Merger, on December 17, 2015 each outstanding phantom share granted under Legacy Gramercy's Directors' Deferral Program, was vested and, on the first business day of the month following the Merger closing, converted into the right to receive a number of the Company’s common shares, rounded to the nearest whole share, determined by multiplying the number of subject phantom shares by the Exchange Ratio of the Merger. As a result, the directors received an aggregate of $916 in cash and 410,713 in shares in January 2016. The portion paid out in cash was classified as a liability on the Consolidated Balance Sheets. Legacy Gramercy's Directors' Deferral Program terminated upon consummation of the Merger.
There were 410,713 phantom shares outstanding as of December 31, 2015, all of which were vested.
Earnings per Share
The Company has adopted the two-class computation method, and thus includes all participating securities in the computation of basic shares for the periods in which the Company has net income available to vested common shares outstanding. A participating security is defined as an unvested share-based payment award containing non-forfeitable rights to dividends regardless of whether or not the awards ultimately vest or expire. Net losses are not allocated to participating securities unless the holder has a contractual obligation to share in the losses.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

Earnings per share for the years ended December 31, 2015, 2014 and 2013 are computed as follows:

	For the Year Ended December 31,
	2015	2014	2013
Numerator – Income (loss):
Net income (loss) from continuing operations	$(50,433)	$55,193	$(8,172)
Net income (loss) from discontinued operations	875	(524)	392,999
Income (loss) before gains on disposals	(49,558)	54,669	384,827
Net gains on disposals	839	—	—
Net income (loss)	(48,719)	54,669	384,827
Net loss attributable to noncontrolling interest	791	236	—
Preferred share redemption costs	—	(2,912)	—
Nonforfeitable dividends allocated to unvested restricted shareholders	(104)	(13)	—
Preferred share dividends	(6,234)	(7,349)	(7,162)
Net income (loss) available to vested common shares outstanding	$(54,266)	$44,631	$377,665
Denominator – Weighted average shares (1):
Weighted average basic shares outstanding	182,096,149	83,582,183	49,043,852
Effect of dilutive securities:
Unvested share based payment awards	—	1,004,747	—
Options	—	41,798	—
Phantom shares	—	472,317	—
Shares related to OP Units	—	824,464	—
Exchangeable Senior Notes	—	—	—
Diluted Shares	182,096,149	85,925,509	49,043,852

(1)
As a result of the Merger, each outstanding share of common stock of Gramercy Property Trust Inc. was converted into 3.1898 of a newly issued common share of the Company. Therefore, the historical data related to quarterly earnings per common share for the periods ended before December 31, 2015 have been adjusted by the Merger exchange ratio of 3.1898.

Diluted income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares if the effect is not anti-dilutive. Options were computed using the treasury share method. The Company only includes the effect of the excess conversion premium in the calculation of diluted earnings per share, as the Company has the intent and ability to settle the debt component of the Exchangeable Senior Notes in cash and the excess conversion premium in shares. The weighted average price of the Company’s common shares for the year ended December 31, 2015 was above the exchange price of $7.66 for the year ended December 31, 2015, however due to the net loss available to common shareholders the excess conversion premium was excluded from the calculation of earnings per share. The weighted average price of the Company’s common shares from March 18, 2014, the date of issuance, through December 31, 2014 was below the exchange price of $7.76 for the period. Therefore, there is no potential dilutive effect of the excess conversion premium and no effect was included in the calculation of diluted earnings per share for the years ended December 31, 2015 or 2014.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

For the year ended December 31, 2015, 52,976 share options, 3,133,248 unvested share based payment awards, 1,555,007 common shares related to Legacy OP Units, and 472,154 Exchangeable Senior Notes were computed using the treasury share method, which due to the net loss from continuing operations excluding amounts attributable to noncontrolling interest and adjusted for preferred dividends declared during the period were anti-dilutive. For the year ended December 31, 2015, the Company excluded unvested restricted share awards of 684,199 from its weighted average basic shares outstanding due to the net loss from continuing operations excluding amounts attributable to noncontrolling interest and adjusted for preferred dividends declared during the period.
For the year ended December 31, 2013, 40,998 share options, 541,296 unvested share based payment awards, and 425,869 phantom share units were computed using the treasury share method, which due to the net loss from continuing operations excluding amounts attributable to noncontrolling interest and adjusted for preferred dividends declared during the period were anti-dilutive. For the year ended December 31, 2013, the Company excluded unvested restricted stock awards of 541,296 from its weighted average basic shares outstanding due to the net loss from continuing operations excluding amounts attributable to noncontrolling interest and adjusted for preferred dividends declared during the period.
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss) as of December 31, 2015, 2014 and 2013 is comprised of the following:

	As of December 31,
	2015	2014	2013(1)
Net unrealized gain (loss) on derivative securities	$(6,074)	$(3,189)	$(186)
Net unrealized gain (loss) on debt instruments	1,010	(466)	(1,219)
Foreign currency translation adjustments:
Gain on net investment hedge(2)	14	—	—
Other foreign currency translation adjustments	(656)	(48)	—
Reclassification of swap loss into interest expense	(45)	—	—
Total accumulated other comprehensive income (loss)	$(5,751)	$(3,703)	$(1,405)

(1)
The Company reclassified unrealized gains on CMBS of $107,774 for the year ended December 31, 2013 into net income as a component of the gain on disposal of Gramercy Finance on the Consolidated Statement of Operations. The Company also reclassified the unamortized fair value of terminated swaps previously designated as cash flow hedges of $6,359 into net income as a component of the gain on disposal of Gramercy Finance on the Consolidated Statement of Operations.

(2)	The Company's net investment hedge related to its net investment in the Gramercy European Property Fund is included in the foreign currency translation adjustments within other comprehensive income.
14. Benefit Plans
In June 2009, the Company implemented a 401(k) Savings/Retirement Plan, or the 401(k) Plan, to cover eligible employees of the Company, and any designated affiliate. The 401(k) Plan permits eligible employees to defer up to15% of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code. The employees’ elective deferrals are immediately vested and non-forfeitable. The 401(k) Plan provides for discretionary matching contributions by the Company. Except for the 401(k) Plan, at December 31, 2015, the Company did not maintain a defined benefit pension plan, post-retirement health and welfare plan or other benefit plans. The expense associated with the Company’s matching contribution was $185, $229, and $156 for the years ended December 31, 2015, 2014 and 2013, respectively.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

In connection with the Merger, the Company inherited Chambers’ 401(k) Qualified Safe-Harbor Retirement Plan, or the Chambers 401(k) Plan, which was in place through December 31, 2015. Under the Chambers 401(k) Plan, eligible employees may make discretionary contributions and the Chambers 401(k) Plan provides for a matching contribution by the Company up to an amount equal to the sum of 100% of an employee’s 401(k) contributions that do not exceed 3% of annual compensation for the year, plus a matching contribution in an amount equal to the sum of 50% of an employee’s 401(k) contributions that exceed 3% of annual compensation for the plan year and that do not exceed 4% of annual compensation for the plan year. Contributions made by employees and Chambers vest immediately in the Chambers 401(k) Plan and the Company will match contributions according to the terms of the Chambers 401(k) Plan.
15. Noncontrolling Interest
The Company's Operating Partnership indirectly owns (i) all of the Company’s consolidated real estate investments, (ii) the Company’s interests in unconsolidated investments and (iii) the entities, primarily a taxable REIT subsidiary, or TRS, that conduct the Company’s third-party asset management operations. The Company is the sole general partner of the Operating Partnership. Noncontrolling interests represent the common units of limited partnership interest in Legacy Gramercy’s operating partnership, the entity that owns substantially all of Legacy Gramercy’s assets and investments, or Legacy OP Units, not held by the Company as well as third-party equity interests in the Company’s other consolidated subsidiaries. Legacy OP Units may be redeemed for one share of the Company’s common stock. The redemption rights are outside of the Company’s control, and thus the Legacy OP Units are classified as a component of temporary equity and are shown in the mezzanine equity section of the Company’s Consolidated Financial Statements. The Company is party by assumption to a registration rights agreement with the holders of the Legacy OP Units that requires the Company, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of its common shares upon redemption of Legacy OP Units.
Common Units of Limited Partnership Interest in the Operating Partnership
On July 31, 2014, the Company issued 944,601 Legacy OP Units in connection with the acquisition of three properties. Subsequent to the Merger, each OP Unit may be redeemed at the election of the holder for cash equal to the then fair market value of 3.1898 shares of the Company’s common stock, par value $0.01 per share, except that the Company may, at its election, acquire each Legacy OP Unit for 3.1898 shares of the Company’s common stock. The Legacy OP Unit holders do not have any obligation to provide additional contributions to the partnership, nor do they have any decision making powers or control over the Gramercy Operating Partnership’s business. The Legacy OP Unit holders do not have voting rights; however, they are entitled to receive dividends.
As of December 31, 2015, the noncontrolling interest unit holders owned 442,319 OP Units, which can be redeemed for 1,410,909 shares, representing an interest of approximately 0.33% in the Company. During the years ended December 31, 2015 and 2014, 453,129 and 1,149,009 Legacy OP Units, respectively, were converted on a one-for-one basis into shares of Legacy Gramercy's common stock. At December 31, 2015, 1,410,909 shares of the Company’s common stock were reserved for issuance upon redemption of units of limited partnership interest of the Company's Operating Partnership, as each Legacy OP Unit is redeemable for 3.1898 shares of the Company’s common stock following the Merger.
Legacy OP Units are recorded at the greater of cost basis or fair market value based on the closing share price of the Company’s common shares at the end of the reporting period. As of December 31, 2015, the value of the Legacy OP units was $10,892. The Company attributes a portion of its net income (loss) during each reporting period to noncontrolling interest based on the percentage ownership of Legacy OP Unit holders relative to the Company’s total outstanding common shares and Legacy OP Units. The Company recognizes changes in fair value in the Legacy OP Units through accumulated deficit, however decreases in fair value are recognized only to the extent that increases to the amount in temporary equity were previously recorded. The Company’s diluted earnings per share includes the effect of any potential shares outstanding from redemption of the Legacy OP Units.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

Below is the rollforward of the activity relating to the noncontrolling interests in the Gramercy Operating Partnership as of December 31, 2015:

Noncontrolling Interest
Balance as of December 31, 2014	$16,129
Issuance of noncontrolling interests in the Company’s operating partnerships	—
Redemption of noncontrolling interests in the Company’s operating partnerships	(3,788)
Net loss attribution	(376)
Fair value adjustments	(739)
Dividends	(334)
Balance as of December 31, 2015	$10,892

Interests in Other Operating Partnerships
In connection with the Company’s December 2014 investment in the Gramercy European Property Fund, the Company acquired a 50% equity interest in European Fund Manager, which provides investment and asset management services to Gramercy European Property Fund. European Fund Manager is a VIE of the Company and is consolidated into its Consolidated Financial Statements. Refer to Note 2 for further discussion of the VIE and consolidation considerations.
As of December 31, 2015 and 2014, the value of the Company’s interest in European Fund Manager was $(249) and $0, respectively. The Company’s interest in European Fund Manager is presented in the equity section of the Company’s Consolidated Financial Statements.
16. Commitments and Contingencies
Funding Commitments
Capital expenditures consist of expenditures to maintain assets, tenant improvement allowances and other construction or expansion obligations under tenant leases, and leasing commissions. As of December 31, 2015, the Company had commitments relating to tenant improvement allowances and funding obligations under leases totaling approximately $19,000 that are expected to be funded over the next five years. Additionally, the Company is obligated to fund the development of Chisholm, a build-to-suit property in Round Rock, Texas, which is a consolidated VIE, and upon substantial completion of the development to acquire the property through a forward purchase contract. The Company’s remaining future commitment for the property at December 31, 2015 is approximately $20,941.
The Company has committed approximately $54,310 (€50,000) to the Gramercy European Property Fund, which was formed in December 2014. As of December 31, 2015 and 2014, the Company had contributed $25,663 (€23,160) and $0 (€0), respectively. See Note 6, “Unconsolidated Equity Investments,” for further information on the Gramercy European Property Fund. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on December 31, 2015, in the case of unfunded commitments.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

Legal Proceedings
The Company evaluates litigation contingencies based on information currently available, including the advice of counsel and the assessment of available insurance coverage. The Company will establish accruals for litigation and claims when a loss contingency is considered probable and the related amount is reasonably estimable. The Company will periodically review these contingencies which may be adjusted if circumstances change. The outcome of a litigation matter and the amount or range of potential losses at particular points may be difficult to ascertain. If a range of loss is estimated and an amount within such range appears to be a better estimate than any other amount within that range, then that amount is accrued.
Legacy Gramercy, its board of directors, Chambers Street and/or Merger Sub are named as defendants in two pending putative class action lawsuits brought by purported Legacy Gramercy stockholders challenging the Merger. Two suits that were separately filed in New York Supreme Court, New York County, captioned (i) Berliner v. Gramercy Property Trust, et al., Index No. 652424/2015 (filed July 9, 2015) and (ii) Gensler v. Baum, et al., Index No. 157432/2015 (filed July 22, 2015), have been consolidated into a single action under the caption In re Gramercy Property Trust Stockholder Litigation, Index No. 652424/2015 (the “New York Action”). In addition, four suits that were separately filed in Circuit Court for Baltimore City, Maryland, captioned (i) Jobin v. DuGan, et al., Case No. 24-C-15-003942 (filed July 27, 2015); (ii) Vojik v. Gramercy Property Trust, et al., Case No. 24-C-15-004412 (filed August 25, 2015); (iii) Hoffbauer et al. v. Chambers Street Properties, et al., 24-C-15-004904 (filed September 24, 2015) (originally filed as two separate suits in the Circuit Court for Baltimore County, Maryland, captioned Plemons v. Chambers Street Properties, et al., Case No. 03-C-15-007943 (filed July 24, 2015) and Hoffbauer et al. v. Chambers Street Properties, et al., Case No. 03-C-15-008639 (filed August 12, 2015), and refiled as a single action in the Circuit Court for Baltimore County on September 24, 2015); and (iv) Morris v. Gramercy Property Trust, et al., Case No. 24-C-15-004972 (filed September 28, 2015) have been consolidated into a single action under the caption Glenn W. Morris v. Gramercy Property Trust Inc. et al., Case No. 24-C-15-004972 (the “Maryland Action,” and together with the New York Action, the “Actions”). The complaints allege, among other things, that the directors of Legacy Gramercy breached their fiduciary duties to Legacy Gramercy stockholders by agreeing to sell the Company for inadequate consideration and agreeing to improper deal protection terms in the merger agreement, and that the preliminary joint proxy statement/prospectus filed with the SEC on Form S-4 on September 11, 2015 was materially incomplete and misleading. The complaints also allege that Chambers Street, Merger Sub and/or Legacy Gramercy aided and abetted these purported breaches of fiduciary duty. The amended complaint in the Morris consolidated action also asserts derivative claims on behalf of Legacy Gramercy for breach of fiduciary duty against the directors of Legacy Gramercy. Plaintiffs seek, among other things, an injunction barring the Merger, rescission of the Merger to the extent it is already implemented, declaratory relief, an award of damages and/or costs/attorney fees.
On December 7, 2015, the parties to the Actions entered into a Memorandum of Understanding (the “MOU”), which provides for the settlement of the Actions. While the defendants in the Actions continue to vigorously deny all allegations of wrongdoing, fault, liability or damage to any of the plaintiffs or the class of stockholders of Legacy Gramercy, and believe that no supplemental disclosure is required under the applicable law, in order to (i) avoid the burden, inconvenience, expense and distraction of further litigation in connection with the Actions, (ii) finally put to rest and terminate all of the claims that were or could have been asserted against the defendants in the Actions and (iii) permit the Merger to proceed without risk of the courts in New York or Maryland ordering an injunction or damages in connection with the Actions, Chambers and Legacy Gramercy agreed, without admitting any liability or wrongdoing, pursuant to the terms of the MOU, to make certain supplemental disclosures related to the proposed Merger, which were set forth in Legacy Gramercy's Current Report on Form 8-K filed with on December 7, 2015.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

The MOU contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including, among other things, confirmatory discovery and court approval following notice to Legacy Gramercy stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which a court will consider the fairness, reasonableness and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims by stockholders of Legacy Gramercy challenging any aspect of the proposed Merger, the Merger Agreement and any disclosure made in connection therewith, pursuant to terms that will be set forth in the notice sent to Legacy Gramercy stockholders prior to final approval of the settlement. In addition, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will file a petition for an award of attorneys’ fees and expenses to be paid by Gramercy or its successor. There can be no assurance that the court will approve the settlement. In the event that the settlement is not approved or that the conditions are not satisfied, the settlement may be terminated.
On October 1, 2015, a putative class action lawsuit was filed in the Superior Court of New Jersey, Law Division, Mercer County by a purported shareholder of Chambers Street. The action, captioned Elstein v. Chambers Street Properties et al., Docket No. L-002254-15 (the “New Jersey Action”), names as defendants Chambers Street, its board of trustees and Legacy Gramercy. The complaint alleges, among other things, that the trustees of Chambers Street breached their fiduciary duties to Chambers Street’s shareholders by agreeing to the Merger after a flawed sales process and by approving improper deal protection terms in the merger agreement, and that Legacy Gramercy aided and abetted these purported breaches of fiduciary duty. The complaint also alleges that the preliminary joint proxy statement/prospectus was materially misleading and incomplete. Plaintiffs seek, among other things, an injunction barring the Merger, rescission of the Merger to the extent it is already implemented, declaratory relief and an award of damages.
On December 3, 2015, the parties to the New Jersey Action entered into a Stipulation of Settlement providing for the settlement of the New Jersey Action. While the defendants in the New Jersey Action continue to vigorously deny all allegations of wrongdoing, fault, liability or damage to any of the plaintiffs or the class of shareholders of Chambers, and believe that no supplemental disclosure is required under the applicable law, in order to (i) avoid the burden, inconvenience, expense and distraction of further litigation in connection with the New Jersey Action, (ii) finally put to rest and terminate all of the claims that were or could have been asserted against the defendants in the New Jersey Action and (iii) permit the Merger to proceed without risk of the Superior Court of New Jersey ordering an injunction or damages in connection with the New Jersey Action, Chambers and Legacy Gramercy agreed, without admitting any liability or wrongdoing, pursuant to the terms of the Stipulation of Settlement, to make certain supplemental disclosures related to the proposed Merger, all of which were set forth in Legacy Gramercy's Current Report on Form 8-K filed with on December 7, 2015. The Stipulation of Settlement is subject to customary conditions, including court approval following notice to the Chambers shareholders. If the settlement is finally approved by the court, it will resolve and release all claims by shareholders of Chambers challenging any aspect of the proposed Merger, the Merger Agreement and any disclosure made in connection therewith, including in the Definitive Proxy Statement, pursuant to terms that will be set forth in the notice sent to Chambers’ shareholders prior to final approval of the settlement. There can be no assurance that the court will approve the settlement. In the event that the settlement is not approved or that the conditions are not satisfied, the settlement may be terminated.
The defendants believe the lawsuits are without merit.
In December 2010, the Company sold its 45% joint venture interest in the leased fee of the 2 Herald Square property in New York, New York, for approximately $25,600 plus assumed mortgage debt of approximately $86,100 , or the 2 Herald Sale Transaction. Subsequent to the closing of the transaction, the New York City Department of Finance, or the NYC DOF, and New York State Department of Taxation, or the NYS DOT, issued notices of determination assessing, in the case of the NYC DOF notice, approximately $2,924 of real property transfer tax, plus interest, and, in the case of the NYS DOT notice, approximately $446 of real property transfer tax, plus interest, collectively, the Transfer Tax Assessments, against the Company in connection with the 2 Herald Sale Transaction. The Company believes that NYC DOF and NYS DOT erred in issuing the Transfer Tax Assessments and intends to vigorously defend against same.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

In September 2013, the Company filed a petition challenging the NYC DOF Transfer Tax Assessment with the New York City Tax Appeal Tribunal. In July 2014, the Company filed a similar petition challenging the NYS DOT Transfer Tax Assessment. Trial of the Company’s NYC DOF Transfer Tax Assessment appeal was completed in December 2014.
In April 2015, the New York City Tax Appeals Tribunal, or the NYC Tribunal, rendered an opinion denying the Company’s petition challenging the NYC DOF Transfer Tax Assessment and ruled that the Company is liable for the NYC DOF Transfer Tax Assessment. In July 2015, the Company appealed the adverse decision of the NYC Tribunal. A decision on the Company’s appeal is expected in 2016.
No decision has yet been rendered in connection with the NYS DOT Transfer Tax Assessment, which the Company anticipates will be set for trial by mid-2016.
In April 2015, to stop the accrual of additional interest while the Company’s appeals are pending, the Company paid the NYC DOF $4,025 in full satisfaction of the NYC DOF Transfer Tax Assessment and the NYS DOT $617 in full satisfaction of the NYS DOF Transfer Tax Assessment.
There was $4,454 accrued as of December 31, 2014 including $271 of additional interest recorded in discontinued operations for the matter for the year ended December 31, 2014. There was $68 of additional interest recorded in discontinued operations for the matter for the year ended December 31, 2015.
In connection with the Company’s property acquisitions and the Merger, the Company has determined that there is a risk it will have to pay future amounts to tenants related to continuing operating expense reimbursement audits. The Company has estimated a range of loss and determined that its best estimate of total loss is $8,000, including $1,000 related to the Merger, which has been accrued and recorded in other liabilities as of December 31, 2015. The Company has determined that there is a reasonable possibility that a loss may be incurred in excess of $8,000 and estimates this range to be $8,000 to $18,000.
In addition, the Company and/or one or more of its subsidiaries is party to various litigation matters that are considered routine litigation incidental to its business, none of which are considered material.
Office Leases
The Company has several office locations, which are each subject to operating lease agreements. These office locations include the Company’s corporate office at 521 Fifth Avenue, New York, New York, and the Company’s three regional offices located in Horsham, Pennsylvania, Clayton, Missouri, and London WC2E 9HE, United Kingdom. In connection with the Merger, the Company assumed operating leases on offices located in Princeton, New Jersey and Los Angeles, California. Related to its operating leases for office locations, the Company incurred rental expense of $775, $601, and $393 for the years ended December 31, 2015, 2014, and 2013.
The New York, New York lease has rents of approximately $368 per annum for year one rising to $466 per annum in year ten. The Company’s previous corporate office lease, which was canceled in September 2013 concurrent with the signing of the new lease at 521 Fifth Avenue, was at 420 Lexington Avenue, New York, New York, and was with SLG Graybar Sublease LLC, an affiliate of SL Green. The Horsham, Pennsylvania lease has rents of approximately $151 per annum for year one rising to $221 per annum in year four, and expires in April 2018. The Company’s previous regional office lease, which expired in April 2014, was in Jenkintown, Pennsylvania with rents of approximately $322 per annum, and was with an affiliate of KBS. The Clayton, Missouri has rents of $21 per annum for year one, rising to $22 per annum in year three, and expires in December 2016. The London office lease expires in January 2020 and has rents of approximately $156 per annum for year one with increases of 3% per annum. The Princeton office lease expires in December 2018 and has rents of $494 in year one, rising to $509 in year two and $523 in year three. The Los Angeles office lease expires in February 2016 and has rent of $25 for the two months in 2016.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

Capital and Operating Ground Leases
Certain properties acquired are subject to ground leases, which are accounted for as operating and capital leases. The ground leases have varying ending dates, renewal options and rental rate escalations, with the latest leases extending to June 2053. Future minimum rental payments to be made by the Company under these noncancelable ground leases, excluding increases resulting from increases in the consumer price index, are as follows:

	Ground Leases - Operating	Ground Leases - Capital	Total
2016	$1,806	$—	$1,806
2017	1,805	—	1,805
2018	1,805	—	1,805
2019	1,727	—	1,727
2020	1,732	—	1,732
Thereafter	47,992	329	48,321
Total minimum rent expense	$56,867	$329	$57,196
The Company incurred rent expense on ground leases of $1,582, $853 and $0 during the years ended December 31, 2015, 2014 and 2013, respectively.
17. Income Taxes
The Company has elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code beginning with its taxable year ended December 31, 2004. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to U.S. federal income taxes on taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distributions to stockholders. However, the Company believes that it is organized and will operate in such a manner as to qualify for treatment as a REIT and the Company intends to operate in the foreseeable future in such a manner so that it will qualify as a REIT for U.S. federal income tax purposes. The Company may, however, be subject to certain state and local taxes. The Company’s TRSs are subject to federal, state and local taxes. The Company’s Asset and Property management business, Gramercy Asset Management, conducts its business through a wholly-owned TRS. In addition to the limitation on the Company's use of its net operating losses under Section 382, since the Company uses separate subsidiary REITs and taxable REIT subsidiaries to conduct different aspects of its business, losses incurred by the individual subsidiary REITs and TRSs are only available to offset taxable income derived by each respective subsidiary REIT or TRS.
The Company’s provision for income taxes for the years ended December 31, 2015, 2014 and 2013 is summarized as follows:

	2015	2014	2013
Current:
Federal	$(859)	$(1,235)	$(5,902)
State and local	(1,009)	323	(2,535)
Total current	(1,868)	(912)	(8,437)
Deferred:
Federal	(228)	197	(348)
State and local	(57)	(94)	(123)
Total deferred	(285)	103	(471)
Total income tax expense	$(2,153)	$(809)	$(8,908)
For the years ended December 31, 2015, 2014 and 2013 the Company recorded $2,153, $809, and $8,908 of income tax expense, including $0, $0 and $2,515 within discontinued operations, respectively. Tax expense for the years ended December 31, 2015, 2014 and 2013 in continuing operations is comprised of federal, state and local taxes primarily attributable to Gramercy Asset Management. Tax expense for the year ended December 31, 2013 included in discontinued operations is comprised of federal, state and local taxes attributable to the sale of the CDO management contracts to CWCapital. As of December 31, 2015, returns for the calendar years 2012 through 2015 remain subject to examination by the Internal Revenue Service and various state and local tax jurisdictions. As of December 31, 2015, certain returns for calendar year 2011 also remain subject to examination by various state and local tax jurisdictions.
Net deferred tax assets of $453 and $738 are included in other assets on the accompanying Consolidated Balance Sheets at December 31, 2015 and 2014, respectively. These net deferred tax assets relate primarily to differences in the timing of the recognition of income (loss) between GAAP and tax. All deferred tax assets relating to net operating loss carry forwards of TRSs are fully reserved.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to pretax operating income, as follows:

	For the year ended December 31,
	2015	2014	2013
Income tax expense at federal statutory rate	$(8,950)	$(19,500)	$(137,775)
Tax effect of REIT election	7,642	18,501	138,563
State and local taxes, net of federal benefit	(839)	194	(1,088)
Permanent difference	(6)	(4)	(1)
Valuation allowance	—	—	(8,607)
Total income tax provision	$(2,153)	$(809)	$(8,908)
As of December 31, 2015, the Company and each of its eight subsidiaries which file corporate tax returns, had total net loss carryforwards, inclusive of net operating losses and capital losses, of approximately $514,000. The aggregate amounts of net operating loss carryforwards and capital loss carryforwards as of December 31, 2015 are subject to the completion of the 2015 tax returns. Net operating loss carryforwards and capital loss carryforwards can generally be used to offset future ordinary income and capital gains of the entity originating the losses, for up to 20 years and five years, respectively, however, the Company has limits on the maximum amount of loss carryforwards that can be used in any given year, as discussed below. The amounts of net operating loss carryforwards and capital loss carryforwards as of December 31, 2015 are subject to the completion of the 2015 tax returns.
In January 2011 and December 2015, the Company and some of its subsidiaries experienced an ownership change, as defined for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. In general, an “ownership change” occurs if there is a change in ownership of more than 50% of common stock during a cumulative three year period. For this purpose, determinations of ownership changes are generally limited to shareholders deemed to own 5% or more of the Company’s common stock. The provisions of Section 382 will apply an annual limit to the amount of net loss carryforwards that can be used by the Company or its subsidiary that generated the loss to offset future ordinary income and capital gains received by the Company or the subsidiary (as the case may be), beginning with the 2011 taxable year. Because the Company uses separate subsidiary REITs and taxable REIT subsidiaries to conduct different aspects of its business, losses incurred by the individual subsidiary REITs or TRSs are only available to offset taxable income derived by each respective subsidiary REIT or TRS. Accordingly, to the extent the Company, a subsidiary REIT or a TRS has taxable income in future years and has net loss carryforwards incurred prior to the ownership changes which are available to be utilized, such net loss carryforwards would be limited in future years, and they may have greater taxable income as a result of such limitation.
The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. As of December 31, 2015, 2014 and 2013, the Company did not incur any material interest or penalties.
18. Environmental Matters
The Company believes that it is in compliance in all material respects with applicable federal, state and local ordinances and regulations regarding environmental issues. Its management is not aware of any environmental liability that it believes would have a materially adverse impact on the Company’s financial position, results of operations or cash flows.
19. Segment Reporting
As of December 31, 2015, the Company has determined that it has two reportable operating segments: Asset Management and Investments/Corporate. On March 15, 2013, the Company disposed of its third reportable segment, Gramercy Finance, as discussed in Note 4. The reportable segments are determined based upon the management approach, which looks to the Company’s internal organizational structure. The Company’s lines of business require different support infrastructures. All significant inter-segment balances and transactions have been eliminated.
The Third-Party Asset Management segment includes substantially all of the Company’s activities related to asset and property management of commercial properties located throughout the United States and Europe. The Asset Management segment generates revenues from fee income related to the management agreements for properties owned by third parties throughout the United States and Europe.
The Investments/Corporate segment includes all of the Company’s activities related to the investment and ownership of commercial properties located throughout the United States and Europe. The Investments/Corporate segment generates revenues from rental revenues from properties owned by the Company, either directly or in unconsolidated equity investments.
The Company evaluates performance based on the following financial measures for each segment:

	Asset Management	Investments / Corporate	Total Company
Year ended December 31, 2015
Total revenues	$22,248	$215,024	$237,272
Equity in net loss from unconsolidated equity investments	—	(1,107)	(1,107)
Total operating and interest expense(1)	(21,694)	(264,904)	(286,598)
Net income (loss) from continuing operations(2)	$554	$(50,987)	$(50,433)

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

	Asset Management	Investments / Corporate	Total Company
Year ended December 31, 2014
Total revenues	$25,017	$82,923	$107,940
Equity in net income from unconsolidated equity investments	—	1,959	1,959
Total operating and interest expense(1)	(21,154)	(33,552)	(54,706)
Net income from continuing operations(2)	$3,863	$51,330	$55,193

	Asset Management	Investments / Corporate	Total Company
Year ended December 31, 2013
Total revenues	$40,896	$15,808	$56,704
Equity in net loss from unconsolidated equity investments	—	(5,662)	(5,662)
Total operating and interest expense(1)	(30,887)	(28,327)	(59,214)
Net income (loss) from continuing operations(2)	$10,009	$(18,181)	$(8,172)

	Asset Management	Investments / Corporate	Total Company
Total Assets:
December 31, 2015	$5,882	$5,835,025	$5,840,907
December 31, 2014	$8,140	$1,491,860	$1,500,000

(1)
Total operating and interest expense includes operating costs on commercial property assets for the Investments segment and costs to perform required functions under the management agreement for the Asset Management segment. Depreciation and amortization of $97,654, $36,408 and $5,675 and provision for taxes of $2,153, $809, and $6,393 for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)
Net income (loss) from continuing operation represents income (loss) before discontinued operations. Net income (loss) from continuing operations represents income (loss) before discontinued operations.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

20. Supplemental Cash Flow Information
The following table represents supplemental cash flow disclosures for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Supplemental cash flow disclosures:
Interest paid	$30,303	$12,096	$17,902
Income taxes paid	1,730	1,565	9,237
Non-cash activity:
Net assets acquired in Merger in exchange for common shares	$1,829,241	$—	$—
Common shares registered in exchange for net assets acquired in Merger	1,829,241	—	—
Land acquired for consideration of a note payable	—	—	4,839
Consolidation of real estate investments – unconsolidated equity investment interests	—	106,294	—
Real estate acquired for units of noncontrolling interests in the operating partnership	—	22,670	—
Fair value adjustment to noncontrolling interest in the operating partnership	(769)	2,636	—
Debt assumed in acquisition of real estate	618,169	45,607	53,889
Common shares issued for acquisition of Gramercy Europe Asset Management	—	652	—
Redemption of units of noncontrolling interest in the operating partnership for common stock	(3,784)	(8,727)	—
Non-cash activities recognized in other comprehensive income:
Deferred losses and other non-cash activity related to derivatives	$(2,885)	$(3,002)	$(187)
Change in net unrealized loss on securities available for sale	1,476	752	(1,219)
Non-cash effect of foreign currency translation adjustments	(594)	(48)	—

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

21. Selected Quarterly Financial Data (unaudited)
This unaudited quarterly financial information for the years ended December 31, 2015 and 2014 has been adjusted to reflect reclassifications for discontinued operations as of December 31, 2015.

2015 Quarter Ended(1)	December 31,	September 30,	June 30,	March 31,
Total Revenues	$69,977	$65,213	$54,147	$47,935
Operating Income (Loss)	(30,429)	12,967	7,015	7,409
Equity in net income (loss) of unconsolidated equity investments	(133)	(1,096)	123	(1)
Loss on extinguishment of debt	(9,472)	—	—	—
Provision for taxes	(37)	(985)	(17)	(1,114)
Income (loss) from continuing operations	(51,509)	1,659	(607)	24
Income (loss) from discontinued operations	858	(41)	120	(62)
Income (loss) before net gains on disposals	(50,651)	1,618	(487)	(38)
Net gains on disposals	246	392	201	—
Net income (loss)	(50,405)	2,010	(286)	(38)
Net loss attributable to noncontrolling interest	748	(20)	21	42
Net income (loss) attributable to Gramercy Property Trust	(49,657)	1,990	(265)	4
Preferred share dividends	(1,558)	(1,559)	(1,558)	(1,559)
Net income (loss) available to common shareholders	$(51,215)	$431	$(1,823)	$(1,555)
Basic earnings per share:
Net income (loss) from continuing operations and after preferred dividends(2)	$(0.23)	$—	$(0.01)	$(0.01)
Net income (loss) from discontinued operations(2)	—	—	—	—
Net income (loss) available to common shareholders (2)	$(0.23)	$—	$(0.01)	$(0.01)
Diluted earnings per share:
Net income (loss) from continuing operations and after preferred dividends(2)	$(0.23)	$—	$(0.01)	$(0.01)
Net income (loss) from discontinued operations(2)	—	—	—	—
Net income (loss) available to common shareholders(2)	$(0.23)	$—	$(0.01)	$(0.01)
Basic weighted average common shares outstanding (2)	218,638,226	183,945,495	177,393,521	149,115,357
Diluted weighted average common shares and common share equivalents outstanding(2)	218,638,226	187,683,631	177,393,521	149,115,357

(1)	2015 quarterly data includes fourteen days of activity from the Merger in the period ended December 31, 2015.

(2)
As a result of the Merger, each outstanding common share of Gramercy Property Trust Inc. was converted into 3.1898 of a newly issued share of common stock of the Company. Therefore, the historical data related to quarterly earnings per common share for the periods ended before December 31, 2015 have been adjusted by the Merger exchange ratio of 3.1898.

Gramercy Property Trust
(F/K/A Chambers Street Properties)
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2015

2014 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Total Revenues	$37,427	$34,301	$20,628	$15,584
Operating Income	3,603	3,322	(156)	1,556
Equity in net income of unconsolidated equity investments	103	103	1,125	628
Gain on remeasurement of previously held joint venture	—	—	72,345	—
Loss on extinguishment of debt	—	—	(1,925)	—
Net income (loss) from continuing operations before provision for taxes	(5,883)	(2,252)	64,183	(46)
Provision for taxes	162	(165)	(437)	(369)
Net income (loss) continuing operations	(5,721)	(2,417)	63,746	(415)
Net loss from discontinued operations	(2)	(41)	(395)	(86)
Net income (loss)	(5,723)	(2,458)	63,351	(501)
Net loss attributable to noncontrolling interest	132	104	—	—
Net income (loss) attributable to Gramercy Property Trust	(5,591)	(2,354)	63,351	(501)
Preferred share redemption costs	—	(2,912)	—	—
Preferred share dividends	(1,576)	(2,192)	(1,791)	(1,790)
Net income (loss) available to common shareholders	$(7,167)	$(7,458)	$61,560	$(2,291)
Basic earnings per share:
Net income (loss) from continuing operations and after preferred dividends(1)	$(0.07)	$(0.08)	$0.84	$(0.04)
Net income (loss) from discontinued operations(1)	—	—	—	—
Net income (loss) available to common shareholders(1)	$(0.07)	$(0.08)	$0.84	$(0.04)
Diluted earnings per share:
Net income (loss) from continuing operations and after preferred dividends(1)	$(0.07)	$(0.08)	$0.82	$(0.04)
Net income (loss) from discontinued operations(1)	—	—	—	—
Net income (loss) available to common shareholders(1)	$(0.07)	$(0.08)	$0.82	$(0.04)
Basic weighted average common shares outstanding(1)	106,746,389	94,040,207	73,966,677	56,430,720
Diluted weighted average common shares and common share equivalents outstanding(1)	106,746,389	94,040,207	75,827,505	56,430,720

(1)
As a result of the Merger, each outstanding common share of Gramercy Property Trust Inc. was converted into 3.1898 of a newly issued share of common stock of the Company. Therefore, the historical data related to quarterly earnings per common share for the periods ended before December 31, 2015 have been adjusted by the Merger exchange ratio of 3.1898.

22. Subsequent Events
In January 2016, the Company issued and sold $50,000 aggregate principal amount of its Senior Unsecured Notes in a private placement with the same terms as the previously issued Senior Unsecured Notes.
Subsequent to December 31, 2015, the Company closed on the acquisition of three industrial properties which comprise an aggregate 621,646 square feet and were acquired for an aggregate purchase price of approximately $52,750. The properties are 100% leased with lease terms ending between January 2031 and October 2034.
Subsequent to December 31, 2015, the Company sold nine office properties, four of which were sold out of the Duke Joint Venture. The properties comprised an aggregate 1,769,909 square feet and were sold for gross proceeds of approximately $477,829, including the proceeds from the Duke Joint Venture property sales at the Company's 80% pro-rata share. In connection with the sales, the Company paid off the outstanding loans on seven of the properties for an aggregate of $83,433. Related to one of these wholly-owned properties sold subsequent to December 31, 2015, the Company paid off the $112,000 outstanding balance on the loan that encumbered the property in January 2016, prior to its disposition.
Subsequent to December 31, 2015, the Company's board of trustees approved a share repurchase program authorizing the Company to repurchase up to $100,000 of its outstanding common shares. Purchases under the share repurchase program will be made from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by the Company at its discretion. The share repurchase program may be suspended or discontinued at any time.

Gramercy Property Trust
SCHEDULE II
Valuation and Qualifying Accounts
(In thousands)

Tenant and Other Receivables - Allowance	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Year ended December 31, 2015	$188	$(63)	$(79)	$204
Year ended December 31, 2014	$449	$107	$368	$188
Year ended December 31, 2013	$211	$450	$212	$449

Gramercy Property Trust
SCHEDULE III
Real Estate Investments
(In thousands)

				Initial Costs(2)			Gross Amount at Which Carried December 31, 2015
City	State	Acquisition Date	Encumbrances at December 31, 2015(1)	Land	Building and Improve- ments	Work in Progress and Costs Capitalized Subsequent To Acquisition	Land	Building and Improve- ments	Total(3)	Accumulated Depreciation December 31, 2015	Average Depreciable Life
Industrial Properties:
Greenwood	IN	11/20/2012	$7,610	$1,200	$12,002	$—	$1,200	$12,002	$13,202	$(1,075)	(4)
Greenfield	IN	11/20/2012	6,150	600	9,357	—	600	9,357	9,957	(793)	(4)
Olive Branch	MS	3/11/2013	—	2,250	18,891	36	2,250	18,927	21,177	(1,441)	(4)
Garland	TX	3/19/2013	—	2,200	6,081	1,109	2,200	7,190	9,390	(1,060)	(4)
Bellmawr	NJ	5/30/2013	—	540	2,992	—	540	2,992	3,532	(292)	(4)
Hialeah Gardens	FL	5/31/2013	—	4,839	1,437	19,915	4,839	21,352	26,191	(801)	(4)
Swedesboro	NJ	6/28/2013	—	1,070	9,603	—	1,070	9,603	10,673	(705)	(4)
Atlanta	GA	8/22/2013	—	224	3,150	—	224	3,150	3,374	(599)	(4)
Manassas	VA	9/5/2013	—	890	2,796	—	890	2,796	3,686	(216)	(4)
Manassus	VA	9/5/2013	—	546	3,401	—	546	3,401	3,947	(257)	(4)
Yuma	AZ	10/1/2013	12,247	1,897	16,275	18	1,897	16,293	18,190	(1,500)	(4)
Austin	TX	10/23/2013	—	1,017	6,527	—	1,017	6,527	7,544	(536)	(4)
Galesburg	IL	11/15/2013	—	300	903	—	300	903	1,203	(86)	(4)
Lawrence	IN	11/15/2013	20,715	2,168	27,485	(38)	2,168	27,447	29,615	(1,963)	(4)
Peru	IL	11/15/2013	—	869	4,438	—	869	4,438	5,307	(339)	(4)
Waco	TX	11/21/2013	15,485	1,615	17,940	—	1,615	17,940	19,555	(1,133)	(4)
Allentown	PA	12/23/2013	23,443	4,767	25,468	—	4,767	25,468	30,235	(2,307)	(4)
Los Angeles	CA	12/30/2013	—	5,400	9,420	—	5,400	9,420	14,820	(641)	(4)
Des Plaines	IL	2/28/2014	2,533	1,512	3,720	—	1,512	3,720	5,232	(402)	(4)
Elgin	IL	4/23/2014	—	1,675	4,712	—	1,675	4,712	6,387	(247)	(4)
Harrisburg	PA	5/1/2014	—	1,896	5,689	—	1,896	5,689	7,585	(449)	(4)
Elk Grove Village	IL	5/20/2014	—	5,876	12,618	—	5,876	12,618	18,494	(756)	(4)
Tampa	FL	5/29/2014	—	1,839	6,589	—	1,839	6,589	8,428	(464)	(4)
Ames	IA	7/31/2014	17,235	2,650	20,364	—	2,650	20,364	23,014	(1,210)	(4)
Buford	GA	7/31/2014	16,623	3,495	19,452	—	3,495	19,452	22,947	(1,110)	(4)
Wilson	NC	7/31/2014	8,690	633	14,073	48	633	14,121	14,754	(717)	(4)
Arlington Heights	IL	8/19/2014	—	2,205	14,595	—	2,205	14,595	16,800	(713)	(4)
Blloomington	IL	9/19/2014	—	1,118	5,150	—	1,118	5,150	6,268	(250)	(4)
Kenosha	WI	9/24/2014	—	1,530	7,383	—	1,530	7,383	8,913	(363)	(4)
Worcester	MA	9/24/2014	—	1,391	16,877	95	1,391	16,972	18,363	(790)	(4)
Miami	FL	10/24/2014	—	3,980	6,376	484	3,980	6,860	10,840	(313)	(4)
Morrow	GA	11/25/2014	—	656	5,490	—	656	5,490	6,146	(407)	(4)
Midway	GA	12/8/2014	—	2,465	15,698	—	2,465	15,698	18,163	(595)	(4)
Puyallup	WA	12/2/2014	—	2,825	6,584	—	2,825	6,584	9,409	(315)	(4)
Lewisville	TX	12/4/2014	—	1,287	4,500	—	1,287	4,500	5,787	(237)	(4)
Rolling Meadows	IL	12/4/2014	—	3,240	6,705	—	3,240	6,705	9,945	(207)	(4)
Groveport	OH	12/4/2014	—	785	5,437	—	785	5,437	6,222	(230)	(4)
Buffalo Grove	IL	12/18/2014	—	1,055	3,079	—	1,055	3,079	4,134	(125)	(4)
Burr Ridge	IL	12/18/2014	—	1,230	2,608	—	1,230	2,608	3,838	(101)	(4)
Downers Grove	IL	12/23/2014	—	1,414	8,426	—	1,414	8,426	9,840	(321)	(4)
Hamlet	NC	12/19/2014	—	292	10,418	—	292	10,418	10,710	(346)	(4)
Bolingbrook	IL	12/23/2014	—	2,257	10,375	—	2,257	10,375	12,632	(388)	(4)
Cinnaminson	NJ	1/9/2015	—	2,149	22,035	—	2,149	22,035	24,184	(1,104)	(4)
St Louis	MO	1/6/2015	—	1,398	7,502	—	1,398	7,502	8,900	(272)	(4)
Sussex	WI	2/13/2015	—	1,806	5,441	—	1,806	5,441	7,247	(419)	(4)
Milwaukee	WI	2/13/2015	—	601	3,640	—	601	3,640	4,241	(339)	(4)
Oak Creek	WI	2/13/2015	—	969	5,058	—	969	5,058	6,027	(314)	(4)
Kent	WA	3/5/2015	—	4,919	11,928	185	4,919	12,113	17,032	(389)	(4)

Gramercy Property Trust
SCHEDULE III
Real Estate Investments – (Continued)
(In thousands)

				Initial Costs(2)			Gross Amount at Which Carried December 31, 2015
City	State	Acquisition Date	Encumbrances at December 31, 2015(1)	Land	Building and Improve- ments	Work in Progress and Costs Capitalized Subsequent To Acquisition	Land	Building and Improve- ments	Total(3)	Accumulated Depreciation December 31, 2015	Average Depreciable Life
San Jose	CA	3/9/2015	—	11,466	26,229	502	11,466	26,731	38,197	(674)	(4)
Richfield	OH	3/11/2015	8,398	522	24,230	—	522	24,230	24,752	(666)	(4)
Houston	TX	3/11/2015	18,432	6,628	35,637	—	6,628	35,637	42,265	(1,029)	(4)
Aurora	CO	3/11/2015	2,196	453	5,363	—	453	5,363	5,816	(158)	(4)
Dixon	IL	3/11/2015	8,613	1,078	18,413	—	1,078	18,413	19,491	(666)	(4)
Oswego	IL	3/26/2015	—	767	3,167	—	767	3,167	3,934	(167)	(4)
Obetz	OH	4/10/2015	—	1,955	19,381	225	1,955	19,606	21,561	(444)	(4)
Auburn	WA	5/7/2015	—	2,543	9,121	—	2,543	9,121	11,664	(216)	(4)
Fairfield	CA	5/7/2015	—	949	2,205	—	949	2,205	3,154	(48)	(4)
San Bernardino	CA	5/7/2015	—	2,308	7,613	—	2,308	7,613	9,921	(166)	(4)
Philadelphia	PA	7/21/2015	12,606	3,986	17,963	—	3,986	17,963	21,949	(224)	(4)
Orlando	FL	6/10/2015	—	1,658	5,412	—	1,658	5,412	7,070	(130)	(4)
Orlando	FL	6/10/2015	—	1,756	4,346	106	1,756	4,452	6,208	(134)	(4)
Vernon	CA	7/6/2015	—	7,813	14,428	—	7,813	14,428	22,241	(220)	(4)
Fridley	MN	7/22/2015	—	5,229	29,754	(96)	5,229	29,658	34,887	(453)	(4)
Pinellas Park	FL	9/25/2015	—	2,260	8,891	—	2,260	8,891	11,151	(59)	(4)
Norcross	GA	11/24/2015	—	1,060	5,529	—	1,060	5,529	6,589	(19)	(4)
Norcross	GA	11/24/2015	—	860	2,985	38	860	3,023	3,883	(10)	(4)
Round Rock	TX	12/21/2015	—	1,820	6,127	—	1,820	6,127	7,947	—	(4)
Hackettstown	NJ	12/22/2015	—	2,260	10,985	—	2,260	10,985	13,245	—	(4)
Nashville	TN	12/24/2015	—	1,015	3,868	—	1,015	3,868	4,883	—	(4)
La Vergne	TN	12/24/2015	—	1,140	6,117	—	1,140	6,117	7,257	—	(4)
Dallas	TX	12/17/2015	—	900	7,656	—	900	7,656	8,556	(9)	(4)
Dallas	TX	12/17/2015	—	749	5,380	—	749	5,380	6,129	(6)	(4)
Dallas	TX	12/17/2015	—	565	2,830	—	565	2,830	3,395	(4)	(4)
Chicago	IL	12/17/2015	—	2,501	14,716	—	2,501	14,716	17,217	(30)	(4)
Spartanburg	SC	12/17/2015	7,577	646	9,378	—	646	9,378	10,024	(19)	(4)
Spartanburg	SC	12/17/2015	1,388	168	3,131	—	168	3,131	3,299	(5)	(4)
Spartanburg	SC	12/17/2015	—	215	3,055	—	215	3,055	3,270	(5)	(4)
Spartanburg	SC	12/17/2015	—	453	1,731	—	453	1,731	2,184	(4)	(4)
Charleston	SC	12/17/2015	1,486	434	7,630	—	434	7,630	8,064	(15)	(4)
Charleston	SC	12/17/2015	1,210	954	3,955	—	954	3,955	4,909	(7)	(4)
Charleston	SC	12/17/2015	—	2,785	724	—	2,785	724	3,509	(2)	(4)
Charleston	SC	12/17/2015	7,623	1,128	13,418	—	1,128	13,418	14,546	(20)	(4)
Charleston	SC	12/17/2015	—	474	16,442	—	474	16,442	16,916	(29)	(4)
Charleston	SC	12/17/2015	1,210	585	1,771	—	585	1,771	2,356	(5)	(4)
Charleston	SC	12/17/2015	1,230	491	3,436	—	491	3,436	3,927	(6)	(4)
Charlotte	NC	12/17/2015	1,049	257	3,190	—	257	3,190	3,447	(5)	(4)
Charlotte	NC	12/17/2015	2,859	452	9,235	—	452	9,235	9,687	(14)	(4)
Winston-Salem	NC	12/17/2015	1,704	912	3,543	—	912	3,543	4,455	(8)	(4)
Winston-Salem	NC	12/17/2015	5,174	1,690	11,221	—	1,690	11,221	12,911	(16)	(4)
Spartanburg	SC	12/17/2015	—	173	1,363	—	173	1,363	1,536	(4)	(4)
Spartanburg	SC	12/17/2015	—	191	3,167	—	191	3,167	3,358	(6)	(4)
Spartanburg	SC	12/17/2015	—	260	2,856	—	260	2,856	3,116	(6)	(4)
Spartanburg	SC	12/17/2015	—	300	5,940	—	300	5,940	6,240	(10)	(4)
Spartanburg	SC	12/17/2015	—	322	3,526	—	322	3,526	3,848	(9)	(4)
Spartanburg	SC	12/17/2015	—	179	559	—	179	559	738	(2)	(4)
Spartanburg	SC	12/17/2015	—	333	1,916	—	333	1,916	2,249	(7)	(4)
Spartanburg	SC	12/17/2015	—	90	470	—	90	470	560	(1)	(4)
Spartanburg	SC	12/17/2015	—	171	1,813	—	171	1,813	1,984	(4)	(4)

Gramercy Property Trust
SCHEDULE III
Real Estate Investments – (Continued)
(In thousands)

				Initial Costs(2)			Gross Amount at Which Carried December 31, 2015
City	State	Acquisition Date	Encumbrances at December 31, 2015(1)	Land	Building and Improve- ments	Work in Progress and Costs Capitalized Subsequent To Acquisition	Land	Building and Improve- ments	Total(3)	Accumulated Depreciation December 31, 2015	Average Depreciable Life
Spartanburg	SC	12/17/2015	—	1,091	3,187	—	1,091	3,187	4,278	(28)	(4)
Spartanburg	SC	12/17/2015	—	252	1,742	—	252	1,742	1,994	(5)	(4)
Duncan	SC	12/17/2015	—	439	3,130	—	439	3,130	3,569	(6)	(4)
Duncan	SC	12/17/2015	—	590	2,709	—	590	2,709	3,299	(6)	(4)
Charlotte	NC	12/17/2015	—	1,156	17,151	—	1,156	17,151	18,307	(25)	(4)
Minneapolis	MN	12/17/2015	—	1,220	15,330	—	1,220	15,330	16,550	(25)	(4)
Boston	MA	12/17/2015	—	1,366	14,707	—	1,366	14,707	16,073	(21)	(4)
Jacksonville	FL	12/17/2015	—	2,892	28,241	—	2,892	28,241	31,133	(47)	(4)
Dallas	TX	12/17/2015	9,916	2,750	24,335	—	2,750	24,335	27,085	(31)	(4)
Cincinnati	KY	12/17/2015	6,777	1,664	6,299	—	1,664	6,299	7,963	(15)	(4)
Jacksonville	FL	12/17/2015	7,123	1,797	16,346	—	1,797	16,346	18,143	(22)	(4)
Phoenix	AZ	12/17/2015	4,292	1,635	9,977	34	1,635	10,011	11,646	(15)	(4)
Dallas	TX	12/17/2015	—	1,262	50,935	—	1,262	50,935	52,197	(61)	(4)
Denver	CO	12/17/2015	—	1,979	26,117	—	1,979	26,117	28,096	(30)	(4)
Chicago	IL	12/17/2015	—	1,453	68,607	—	1,453	68,607	70,060	(80)	(4)
Kansas City	KS	12/17/2015	—	2,990	52,486	—	2,990	52,486	55,476	(67)	(4)
Minneapolis	MN	12/17/2015	6,238	929	16,283	—	929	16,283	17,212	(20)	(4)
Baltimore	MD	12/17/2015	—	3,581	56,081	—	3,581	56,081	59,662	(80)	(4)
Baltimore	MD	12/17/2015	—	1,316	2,271	—	1,316	2,271	3,587	(8)	(4)
Baltimore	MD	12/17/2015	—	3,735	40,044	—	3,735	40,044	43,779	(49)	(4)
Goodyear	AZ	12/17/2015	—	7,036	40,815	—	7,036	40,815	47,851	(50)	(4)
Spartanburg	SC	12/17/2015	—	1,414	7,083	—	1,414	7,083	8,497	(15)	(4)
Indianapolis	IN	12/17/2015	—	3,633	28,699	—	3,633	28,699	32,332	(38)	(4)
Hawthorne	CA	12/17/2015	19,901	20,359	32,900	—	20,359	32,900	53,259	(51)	(4)
East Saint Louis	IL	12/17/2015	—	834	18,106	—	834	18,106	18,940	(32)	(4)
Pittston / Wilkes-Barre	PA	12/17/2015	—	1,966	43,230	—	1,966	43,230	45,196	(54)	(4)
Hazelton	PA	12/17/2015	—	2,421	36,574	1,803	2,421	38,377	40,798	(48)	(4)
Pittston / Wilkes-Barre	PA	12/17/2015	—	616	9,856	—	616	9,856	10,472	(13)	(4)
Jessup / Scranton	PA	12/17/2015	—	929	9,366	—	929	9,366	10,295	(14)	(4)
Office Properties
Emmaus	PA	6/6/2013	—	407	986	—	407	986	1,393	(135)	(4)
Calabash	NC	6/6/2013	—	187	290	—	187	290	477	(51)	(4)
St. Louis	MO	5/15/2014	—	1,085	771	150	1,085	921	2,006	(200)	(4)
Nashville	TN	5/20/2014	—	2,995	8,879	—	2,995	8,879	11,874	(449)	(4)
Phoenix	AZ	6/9/2014	—	—	6,206	—	—	6,206	6,206	(381)	(4)
Phoenix	AZ	6/9/2014	—	—	14,605	95	—	14,700	14,700	(989)	(4)
Phoenix	AZ	6/9/2014	—	—	6,834	—	—	6,834	6,834	(403)	(4)
Phoenix	AZ	6/9/2014	—	—	6,202	—	—	6,202	6,202	(373)	(4)
Mesa	AZ	6/9/2014	—	796	2,411	—	796	2,411	3,207	(187)	(4)
Phoenix	AZ	6/9/2014	—	—	11,206	—	—	11,206	11,206	(734)	(4)
Long Beach	CA	6/9/2014	—	1,117	2,599	—	1,117	2,599	3,716	(162)	(4)
Bakersfield	CA	6/9/2014	—	503	2,670	—	503	2,670	3,173	(196)	(4)
Compton	CA	6/9/2014	—	2,368	1,639	—	2,368	1,639	4,007	(140)	(4)
El Segundo	CA	6/9/2014	—	2,812	1,879	—	2,812	1,879	4,691	(143)	(4)
Escondido	CA	6/9/2014	—	1,718	2,961	—	1,718	2,961	4,679	(214)	(4)
Fresno	CA	6/9/2014	—	664	1,878	—	664	1,878	2,542	(137)	(4)
Gardena	CA	6/9/2014	—	2,970	5,564	—	2,970	5,564	8,534	(385)	(4)
Glendale	CA	6/9/2014	—	4,582	7,583	—	4,582	7,583	12,165	(487)	(4)
Ontario	CA	6/9/2014	—	2,767	4,299	20	2,767	4,319	7,086	(320)	(4)
Newport Beach	CA	6/9/2014	—	1,818	4,315	—	1,818	4,315	6,133	(264)	(4)

Gramercy Property Trust
SCHEDULE III
Real Estate Investments – (Continued)
(In thousands)

				Initial Costs(2)			Gross Amount at Which Carried December 31, 2015
City	State	Acquisition Date	Encumbrances at December 31, 2015(1)	Land	Building and Improve- ments	Work in Progress and Costs Capitalized Subsequent To Acquisition	Land	Building and Improve- ments	Total(3)	Accumulated Depreciation December 31, 2015	Average Depreciable Life
Los Angeles	CA	6/9/2014	—	1,403	3,128	—	1,403	3,128	4,531	(187)	(4)
North Hollywood	CA	6/9/2014	—	2,504	5,106	—	2,504	5,106	7,610	(310)	(4)
Sacramento	CA	6/9/2014	—	924	3,710	—	924	3,710	4,634	(231)	(4)
Sacramento	CA	6/9/2014	—	568	2,619	—	568	2,619	3,187	(165)	(4)
Los Angeles	CA	6/9/2014	—	1,146	1,909	—	1,146	1,909	3,055	(136)	(4)
Pomona	CA	6/9/2014	—	928	5,518	—	928	5,518	6,446	(382)	(4)
Riverside	CA	6/9/2014	—	2,446	6,808	—	2,446	6,808	9,254	(464)	(4)
Salinas	CA	6/9/2014	—	944	3,791	—	944	3,791	4,735	(262)	(4)
San Bernadino	CA	6/9/2014	—	591	8,840	—	591	8,840	9,431	(526)	(4)
Santa Barbara	CA	6/9/2014	—	2,883	5,220	—	2,883	5,220	8,103	(308)	(4)
Lynwood	CA	6/9/2014	—	1,652	1,834	—	1,652	1,834	3,486	(132)	(4)
Santa Maria	CA	6/9/2014	—	1,458	4,703	—	1,458	4,703	6,161	(297)	(4)
Mission Hills	CA	6/9/2014	—	1,434	3,166	—	1,434	3,166	4,600	(199)	(4)
Bakersfield	CA	6/9/2014	—	1,035	2,617	—	1,035	2,617	3,652	(189)	(4)
Sunnyvale	CA	6/9/2014	—	6,903	5,574	—	6,903	5,574	12,477	(403)	(4)
Torrance	CA	6/9/2014	—	1,454	3,269	93	1,454	3,362	4,816	(198)	(4)
Ventura	CA	6/9/2014	—	2,444	3,534	—	2,444	3,534	5,978	(234)	(4)
Long Beach	CA	6/9/2014	—	1,272	2,533	—	1,272	2,533	3,805	(153)	(4)
Tampa	FL	6/9/2014	—	4,266	3,799	165	4,266	3,964	8,230	(326)	(4)
Clearwater	FL	6/9/2014	—	1,389	3,354	—	1,389	3,354	4,743	(221)	(4)
Jacksonville	FL	6/9/2014	—	5,953	28,118	528	5,953	28,646	34,599	(1,710)	(4)
Jacksonville	FL	6/9/2014	—	3,180	9,936	215	3,180	10,151	13,331	(670)	(4)
Jacksonville	FL	6/9/2014	—	3,100	10,959	1	3,100	10,960	14,060	(710)	(4)
Jacksonville	FL	6/9/2014	—	4,754	16,893	447	4,754	17,340	22,094	(1,112)	(4)
Jacksonville	FL	6/9/2014	—	3,168	10,835	1	3,168	10,836	14,004	(660)	(4)
Jacksonville	FL	6/9/2014	—	7,844	27,974	1	7,844	27,975	35,819	(1,726)	(4)
Jacksonville	FL	6/9/2014	—	3,212	11,324	1	3,212	11,325	14,537	(709)	(4)
Jacksonville	FL	6/9/2014	—	555	1,583	1	555	1,584	2,139	(135)	(4)
Jacksonville	FL	6/9/2014	—	118	450	1	118	451	569	(30)	(4)
Jacksonville	FL	6/9/2014	—	598	1,607	1	598	1,608	2,206	(126)	(4)
Hialeah	FL	6/9/2014	—	2,615	2,410	—	2,615	2,410	5,025	(168)	(4)
Port Charlotte	FL	6/9/2014	—	956	2,167	18	956	2,185	3,141	(180)	(4)
Jacksonville	FL	6/9/2014	—	741	1,011	—	741	1,011	1,752	(86)	(4)
Miami Lakes	FL	6/9/2014	—	8,439	13,078	241	8,439	13,319	21,758	(996)	(4)
Tampa	FL	6/9/2014	—	2,534	3,493	—	2,534	3,493	6,027	(241)	(4)
Savannah	GA	6/9/2014	—	1,006	3,828	108	1,006	3,936	4,942	(223)	(4)
Overland Park	KS	6/9/2014	—	547	3,384	—	547	3,384	3,931	(226)	(4)
Annapolis	MD	6/9/2014	—	779	3,623	—	779	3,623	4,402	(206)	(4)
Baltimore	MD	6/9/2014	—	751	2,249	147	751	2,396	3,147	(176)	(4)
Richland	MO	6/9/2014	—	78	1,183	—	78	1,183	1,261	(95)	(4)
Springfield	MO	6/9/2014	—	1,211	2,154	—	1,211	2,154	3,365	(151)	(4)
Springfield	MO	6/9/2014	—	—	2,432	—	—	2,432	2,432	(164)	(4)
Carrollton	TX	6/9/2014	—	1,476	2,494	—	1,476	2,494	3,970	(189)	(4)
Houston	TX	6/9/2014	—	1,000	5,284	—	1,000	5,284	6,284	(341)	(4)
Mission	TX	6/9/2014	—	614	1,342	35	614	1,377	1,991	(129)	(4)
Bellingham	WA	6/9/2014	—	1,663	2,702	—	1,663	2,702	4,365	(180)	(4)
Spokane	WA	6/9/2014	—	2,297	9,559	—	2,297	9,559	11,856	(723)	(4)
Malvern	PA	6/30/2014	—	2,085	21,494	—	2,085	21,494	23,579	(1,187)	(4)
Parsippany	NJ	9/30/2014	—	2,133	4,108	127	2,133	4,235	6,368	(242)	(4)
Westlake Village	CA	12/22/2014	—	19,227	15,423	—	19,227	15,423	34,650	(812)	(4)
Charlotte	NC	2/3/2015	13,278	1,944	12,613	—	1,944	12,613	14,557	(343)	(4)

Gramercy Property Trust
SCHEDULE III
Real Estate Investments – (Continued)
(In thousands)

				Initial Costs(2)			Gross Amount at Which Carried December 31, 2015
City	State	Acquisition Date	Encumbrances at December 31, 2015(1)	Land	Building and Improve- ments	Work in Progress and Costs Capitalized Subsequent To Acquisition	Land	Building and Improve- ments	Total(3)	Accumulated Depreciation December 31, 2015	Average Depreciable Life
Irving	TX	3/11/2015	23,083	3,859	47,397	16	3,859	47,413	51,272	(1,071)	(4)
Parsippany	NJ	3/11/2015	15,805	5,215	39,985	—	5,215	39,985	45,200	(1,035)	(4)
Plantation	FL	3/11/2015	18,734	12,721	32,270	—	12,721	32,270	44,991	(873)	(4)
Commerce	CA	3/11/2015	8,613	5,112	14,910	—	5,112	14,910	20,022	(368)	(4)
Redondo Beach	CA	3/11/2015	9,905	8,520	17,946	1,192	8,520	19,138	27,658	(427)	(4)
Burbank	CA	3/31/2015	—	5,563	7,757	—	5,563	7,757	13,320	(161)	(4)
San Diego	CA	12/17/2015	—	11,720	13,227	—	11,720	13,227	24,947	(24)	(4)
Dallas	TX	12/17/2015	—	3,449	8,822	—	3,449	8,822	12,271	(10)	(4)
Houston	TX	12/17/2015	—	4,590	24,529	—	4,590	24,529	29,119	(25)	(4)
Chantilly	VA	12/17/2015	—	1,763	10,250	—	1,763	10,250	12,013	(13)	(4)
Chantilly	VA	12/17/2015	—	1,126	8,848	—	1,126	8,848	9,974	(10)	(4)
Oakland	CA	12/17/2015	—	10,942	25,837	—	10,942	25,837	36,779	(44)	(4)
Hopkins	MN	12/17/2015	—	3,113	15,326	—	3,113	15,326	18,439	(17)	(4)
East Bay	CA	12/17/2015	—	10,130	27,216	—	10,130	27,216	37,346	(34)	(4)
San Diego	CA	12/17/2015	—	10,257	18,071	—	10,257	18,071	28,328	(27)	(4)
Boston	MA	12/17/2015	—	4,049	55,270	3,828	4,049	59,098	63,147	(55)	(4)
Northern	NJ	12/17/2015	37,983	4,267	22,894	—	4,267	22,894	27,161	(29)	(4)
Deerfield	IL	12/17/2015	11,339	2,182	9,579	—	2,182	9,579	11,761	(11)	(4)
Sterling	VA	12/17/2015	—	24,695	84,096	—	24,695	84,096	108,791	(107)	(4)
Northern	NJ	12/17/2015	—	3,321	30,907	—	3,321	30,907	34,228	(35)	(4)
Phoenix	AZ	12/17/2015	—	—	47,352	—	—	47,352	47,352	(53)	(4)
Philadelphia	PA	12/17/2015	—	6,323	72,804	—	6,323	72,804	79,127	(79)	(4)
Tampa	FL	12/17/2015	—	2,636	13,602	—	2,636	13,602	16,238	(18)	(4)
Princeton	NJ	12/17/2015	—	5,945	19,840	—	5,945	19,840	25,785	(30)	(4)
Raleigh	NC	12/17/2015	—	1,247	4,926	—	1,247	4,926	6,173	(6)	(4)
Raleigh	NC	12/17/2015	—	1,625	14,015	—	1,625	14,015	15,640	(15)	(4)
Raleigh	NC	12/17/2015	—	1,595	17,209	—	1,595	17,209	18,804	(18)	(4)
Coppell	TX	12/17/2015	10,391	8,246	27,016	23	8,246	27,039	35,285	(31)	(4)
Houston	TX	12/17/2015	—	4,351	22,096	12,604	4,351	34,700	39,051	(22)	(4)
Columbus	OH	12/17/2015	20,644	3,535	22,045	—	3,535	22,045	25,580	(30)	(4)
Columbus	OH	12/17/2015	6,094	1,664	8,751	—	1,664	8,751	10,415	(11)	(4)
Miramar	FL	12/17/2015	—	11,619	8,227	—	11,619	8,227	19,846	(16)	(4)
Miramar	FL	12/17/2015	—	6,754	24,977	—	6,754	24,977	31,731	(27)	(4)
Lake Mary	FL	12/17/2015	—	2,337	13,799	—	2,337	13,799	16,136	(16)	(4)
Celebration	FL	12/17/2015	—	1,721	9,403	—	1,721	9,403	11,124	(11)	(4)
Bloomington	MN	12/17/2015	20,701	4,029	34,002	—	4,029	34,002	38,031	(43)	(4)
Bloomington	MN	12/17/2015	22,790	3,279	54,756	—	3,279	54,756	58,035	(54)	(4)
Dallas	TX	12/17/2015	—	7,326	31,511	—	7,326	31,511	38,837	(33)	(4)
Special Industrial Properties
East Brunswick	NJ	3/28/2013	—	5,700	4,626	63	5,700	4,689	10,389	(579)	(4)
Atlanta	GA	5/6/2013	—	1,700	4,949	684	1,700	5,633	7,333	(1,421)	(4)
Deer Park	NY	6/18/2013	—	1,596	1,926	—	1,596	1,926	3,522	(365)	(4)
Elkridge	MD	6/19/2013	—	2,589	3,034	—	2,589	3,034	5,623	(505)	(4)
Houston	TX	6/26/2013	—	3,251	2,650	134	3,251	2,784	6,035	(904)	(4)
Orlando	FL	6/26/2013	—	1,644	2,904	—	1,644	2,904	4,548	(590)	(4)
Hutchins	TX	6/27/2013	26,019	10,867	40,104	—	10,867	40,104	50,971	(6,460)	(4)
Franklin Park	IL	11/21/2013	—	4,512	2,457	—	4,512	2,457	6,969	(276)	(4)
Chicago	IL	11/22/2013	—	3,070	1,983	25	3,070	2,008	5,078	(305)	(4)
Medley	FL	8/27/2014	—	7,503	624	—	7,503	624	8,127	(270)	(4)
Medley	FL	8/27/2014	—	3,300	141	(100)	3,300	41	3,341	(5)	(4)
Medley	FL	8/27/2014	—	4,622	386	(113)	4,622	273	4,895	(19)	(4)

Gramercy Property Trust
SCHEDULE III
Real Estate Investments – (Continued)
(In thousands)

				Initial Costs(2)			Gross Amount at Which Carried December 31, 2015
City	State	Acquisition Date	Encumbrances at December 31, 2015(1)	Land	Building and Improve- ments	Work in Progress and Costs Capitalized Subsequent To Acquisition	Land	Building and Improve- ments	Total(3)	Accumulated Depreciation December 31, 2015	Average Depreciable Life
Santa Clara	CA	9/11/2014	—	16,670	1,920	—	16,670	1,920	18,590	(247)	(4)
Milford	CT	2/2/2015	—	465	5,271	—	465	5,271	5,736	(178)	(4)
Special Retail Properties
Reston	VA	6/10/2015	—	4,440	28,070	—	4,440	28,070	32,510	(437)	(4)
Colorado Springs	CO	6/10/2015	—	1,600	33,766	—	1,600	33,766	35,366	(519)	(4)
Mansfield	TX	6/10/2015	—	3,050	23,684	—	3,050	23,684	26,734	(369)	(4)
Canton	MI	6/10/2015	—	950	24,620	—	950	24,620	25,570	(395)	(4)
Collierville	TN	6/10/2015	—	2,950	24,161	—	2,950	24,161	27,111	(372)	(4)
Deerfield	OH	6/10/2015	—	3,620	20,880	—	3,620	20,880	24,500	(337)	(4)
South Tulsa (Bixby)	OK	6/10/2015	—	2,410	22,663	—	2,410	22,663	25,073	(350)	(4)
Centennial	CO	6/10/2015	—	2,400	29,043	—	2,400	29,043	31,443	(448)	(4)
Eden Prairie	MN	6/10/2015	—	2,290	20,549	—	2,290	20,549	22,839	(509)	(4)
Data Center Properties
El Segundo	CA	3/11/2015	16,365	7,412	43,403	—	7,412	43,403	50,815	(924)	(4)
Richardson	TX	3/11/2015	3,445	1,360	7,619	—	1,360	7,619	8,979	(301)	(4)
			$532,922	$702,557	$3,268,531	$45,216	$702,557	$3,313,747	$4,016,304

Assets Held For Sale
Office Properties
Blue Ash	OH	12/17/2015	$15,556	$1,571	$19,980	$—	$1,571	$19,980	$21,551	—	(5)
Blue Ash	OH	12/17/2015	13,742	1,061	19,629	—	1,061	19,629	20,690	—	(5)
Blue Ash	OH	12/17/2015	12,485	1,333	18,248	—	1,333	18,248	19,581	—	(5)
New York City Metro	NJ	12/17/2015	112,000	10,900	104,427	—	10,900	104,427	115,327	—	(5)
New York City Metro	NJ	12/17/2015	106,921	10,714	149,918	5	10,714	149,923	160,637	—	(5)
London	UK	12/17/2015	—	2,922	7,875	—	2,922	7,875	10,797	—	(5)
			$260,704	$28,501	$320,077	$5	$28,501	$320,082	$348,583
			$793,626	$731,058	$3,588,608	$45,221	$731,058	$3,633,829	$4,364,887

(1)	Encumbrances represent balances at 12/31/2015 of mortgage notes payable that are collateralized by the property for which they are noted.

(2)	Initial costs reflect adjustments recorded to finalize purchase price allocations.

(3)	The aggregate cost basis of land, building and improvements, before depreciation, for Federal income tax purposes at December 31, 2015 was $4,598,152 (unaudited).

(4)
The Company computes depreciation expense using the straight-line method over the shorter of the estimated useful life at acquisition of the capitalized item or 40 years for buildings, five to ten years for building equipment and fixtures, and the lesser of the useful life or the remaining lease term for tenant improvements and leasehold interests.

(5)	There is no depreciation recorded on properties classified as held for sale.

Gramercy Property Trust
SCHEDULE III
Rollforward
(In thousands)

Set forth below is a rollforward of the carrying values for our real estate investments classified as held for investment:

	Years Ended December 31,
	2015	2014	2013
Investment in real estate:
Balance at beginning of year	$1,067,620	$337,712	$23,159
Improvements	22,734	15,202	7,824
Business acquisitions	3,018,585	714,706	306,729
Acquisitions designated as held for sale	348,582	—	—
Change in held for sale	(348,582)	—	37,667
Write-off of fully depreciated assets	(358)	—	—
Impairments	(356)	—	—
Property sales	(91,921)	—	(37,667)
Balance at end of year	$4,016,304	$1,067,620	$337,712
Accumulated depreciation:
Balance at beginning of year	$27,598	$4,247	$50
Depreciation expense	59,145	23,351	4,197
Write-off of fully depreciated assets	(358)	—	—
Change in held for sale	—	—	2,966
Property sales	(1,758)	—	(2,966)
Balance at end of year	$84,627	$27,598	$4,247

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time frame specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Also, we may have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.
In connection with the preparation of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control - Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2015.
Our internal control over financial reporting during the year ended December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, appearing on page 80, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2015.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

Part III

ITEM 10.	TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2016 Annual Meeting of Shareholders, expected to be filed pursuant to Regulation 14A under the Exchange Act within 120 days after December 31, 2015, or the 2016 Proxy Statement, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 will be set forth in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by Item 12 will be set forth in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND TRUSTEE INDEPENDENCE
The information required by Item 13 will be set forth in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information regarding principal accounting fees and services and the audit committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the 2016 Proxy Statement.

Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES
(a)(1) Consolidated Financial Statements
GRAMERCY PROPERTY TRUST
Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.
(a)(3) Exhibits
See Index to Exhibits on following page.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of July 1, 2015, by and among Chambers Street Properties, Gramercy Property Trust Inc. and Columbus Merger Sub, LLC, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 1, 2015.

2.2
First Amendment to Agreement and Plan of Merger, dated as of November 23, 2015, by and among Chambers Street Properties, Gramercy Property Trust Inc. and Columbus Merger Sub, LLC, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 23, 2015.

2.3
Second Amendment to Agreement and Plan of Merger, dated as of December 7, 2015, by and among Chambers Street Properties, Gramercy Property Trust Inc. and Columbus Merger Sub, LLC, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 7, 2015.

3.1
Articles of Amendment and Restatement to the Declaration of Trust of Chambers Street Properties, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 26, 2013.

3.2	Articles of Amendment to the Declaration of Trust of Chambers Street Properties, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 18, 2015.
3.3	Fifth Amended and Restated Bylaws of Gramercy Property Trust, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 18, 2015.
3.4
Articles Supplementary establishing and fixing the rights and preferences of the 7.125% Series A Cumulative Redeemable Preferred Shares, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 18, 2015.

4.1	Form of Certificate for Common Shares, incorporated by reference to the Company’s Registration Statement on Form S-3 ASR, filed with the SEC on November 6, 2013.
4.2
Form of Certificate for Series A Cumulative Redeemable Preferred Shares, incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-4/A, filed with the SEC on October 23, 2015.

4.3
Indenture, by and among Gramercy Real Estate CDO 2005-1, Ltd., as issuer, Gramercy Real Estate CDO 2005-1 LLC, as co-issuer, GKK Liquidity LLC, as advancing agent and Wells Fargo Bank, National Association, as trustee, paying agent, calculation agent, transfer agent, custodial securities intermediary, backup advancing agent, notes registrar, dated as of July 14, 2005, incorporated by reference to Gramercy Property Trust Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005, filed with the SEC on July 27, 2005.

4.4
Indenture, dated as of August 24, 2006, by and among Gramercy Real Estate CDO 2006-1, Ltd., as issuer, Gramercy Real Estate CDO 2006-1 LLC, as co-issuer, GKK Liquidity LLC, as advancing agent, and Wells Fargo Bank, National Association, as trustee, paying agent, calculation agent, transfer agent, custodial securities intermediary, backup advancing agent and notes registrar, incorporated by reference to Gramercy Property Trust Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on November 9, 2006.

4.5
Indenture, dated as of August 8, 2007, by and among Gramercy Real Estate CDO 2007-1, Ltd., Gramercy Real Estate CDO 2007-1, LLC, GKK Liquidity LLC and Wells Fargo Bank, National Association, incorporated by reference to Gramercy Property Trust Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007, filed with the SEC on November 9, 2007.

4.6
Indenture, dated as of March 24, 2014, among GPT Property Trust LP, as issuer, Gramercy Property Trust Inc., as guarantor, and U.S. Bank National Association, as trustee, incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, filed with the SEC on March 24, 2014.

4.7
First Supplemental Indenture, dated December 17, 2015, among GPT Property Trust LP, Gramercy Property Trust, Columbus Merger Sub, LLC and U.S. Bank National Association, as trustee, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 18, 2015.

Exhibit No.	Description

4.8
Form of Global Note representing the Operating Partnership’s 3.75% Exchangeable Senior Notes due 2019, incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, filed with the SEC on March 24, 2014 (included in Exhibit 4.1 thereof).

10.1
Fourth Amended and Restated Agreement of Limited Partnership of GPT Property Trust LP, dated as of July 31, 2014, incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, filed with the SEC on July 31, 2014.

10.2
First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of GPT Property Trust LP, dated as of August 15, 2014, incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, filed with the SEC on August 15, 2014.

10.3
Third Amended and Restated Agreement of Limited Partnership, by and among CB Richard Ellis Realty Trust and the limited partners named therein, dated April 27, 2012 (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File 000-53200) filed with the SEC on April 30, 2012 and incorporated herein by reference).

10.4
Amendment No. 1 to the Third Amended and Restated Agreement of Limited Partnership, by and among Chambers Street Properties and the limited partners named therein, entered into as of July 1, 2012 (Previously filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q (File 000-53200) filed with the SEC on August 14, 2012 and incorporated herein by reference).

10.5
Second Amendment to the Third Amended and Restated Agreement of Limited Partnership of CSP Operating Partnership, LP, dated as of December 15, 2015, incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, filed with the SEC on December 18, 2015.

10.6
Third Amendment to the Third Amended and Restated Agreement of Limited Partnership of CSP Operating Partnership, LP, dated as of December 17, 2015, incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, filed with the SEC on December 18, 2015.

10.7
Collateral Management Agreement, dated as of July 14, 2005, by and between Gramercy Real Estate CDO 2005 1, Ltd., as issuer, and GKK Manager LLC, as collateral manager, incorporated by reference to Gramercy Property Trust Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005, filed with the SEC on July 27, 2005.

10.8
Collateral Management Agreement, dated as of August 24, 2006, by and between Gramercy Real Estate CDO 2006-1, Ltd., as issuer, and GKK Manager LLC, as collateral manager, incorporated by reference to Gramercy Property Trust Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on November 9, 2006.

10.9
Collateral Management Agreement, dated as of August 8, 2007, by and between Gramercy Real Estate CDO 2007-1, Ltd., as issuer, and GKK Manager LLC, as collateral manager, incorporated by reference to Gramercy Property Trust Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007, filed with the SEC on November 9, 2007.

10.10
Registration Rights Agreement, dated as of March 24, 2014, by and among GPT Property Trust LP and Gramercy Property Trust Inc. and various holders of notes of the Company’s Operating Partnership, incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, filed with the SEC on March 24, 2014.

10.11
Assignment and Assumption Agreement, dated December 27, 2015, between Gramercy Property Trust and Gramercy Property Trust Inc., incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, filed with the SEC on December 18, 2015.

10.12
Master Lease Agreement, dated of January 1, 2005, by and between GPT GIG BOA Portfolio Owner LLC (as successor-in-interest to First States Investors 5000A, LLC), as landlord, and Bank of America, N.A., as tenant, incorporated by reference to Gramercy Property Trust Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 17, 2010.

10.13
Sale and Purchase Agreement, dated January 30, 2013, by and among Gramercy Investment Trust, Gramercy Investment Trust II, GKK Manager LLC, Gramercy Loan Services LLC, GKK Liquidity LLC, Gramercy Property Trust Inc., CWCapital Investments LLC and CW Financial Services LLC, incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, filed with the SEC on February 5, 2013.

10.14
Common Stock Purchase Agreement, dated as of October 4, 2013, among the Company, BHR Master Fund, Ltd. and BHR OC Master Fund, Ltd., incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K/A, filed with the SEC on October 7, 2013.

Exhibit No.	Description

10.15
Form of Joinder Agreement pursuant to the Common Stock Purchase Agreement, dated as of October 4, 2013, among the Company, BHR Master Fund, Ltd. and BHR OC Master Fund, Ltd. (attached thereto is information with respect to the number of common shares and aggregate purchase price for each additional purchaser), incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K/A, filed with the SEC on October 7, 2013.

10.16
Form of Contingent Value Rights Agreement pursuant to the Common Stock Purchase Agreement, dated as of October 4, 2013, among the Company, BHR Master Fund, Ltd. and BHR OC Master Fund, Ltd. (attached thereto is information with respect to the number of contingent value rights for each purchaser), incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K/A, filed with the SEC on October 7, 2013.

10.17
Amended and Restated Asset Management Services Agreement, dated as of December 1, 2013, by and between KBS Acquisition Sub, LLC, as owner, and GKK Realty Advisors LLC, as manager, incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, filed with the SEC on December 20, 2013.

10.18
Membership Interest Purchase and Sale Agreement, dated as of May 12, 2014, by and among FYF Net Lease LLC, GPT BOA Portfolio Member LLC and GPT BOA Defeasance Pool Owner LLC, incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, filed with the SEC on May 12, 2014.

10.19
Purchase and Sale Contract, dated as of December 9, 2014, by and among certain subsidiaries of Dividend Capital Diversified Property Fund Inc., as sellers, and certain subsidiaries of the Company, as purchasers, incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K/A, filed with the SEC on December 10, 2014.

10.20
Term Loan Agreement, dated as of December 17, 2015, among GPT Operating Partnership LP, GPT Property Trust LP, Gramercy Property Trust, the lenders party thereto, and Capital One, National Association, as administrative agent, incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, filed with the SEC on December 18, 2015.

10.21
Revolving Credit and Term Loan Agreement, dated as of December 17, 2015, among GPT Operating Partnership LLP, GPT Property Trust LP, Gramercy Property Trust, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, filed with the SEC on December 18, 2015.

10.22
Amendment No. 1 to the Revolving Credit and Term Loan Agreement, dated as of January 22, 2015, among the Operating Partnership, Gramercy Property Trust Inc. and certain of its subsidiaries, the Lenders referred to therein and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, filed with the SEC on January 27, 2015.

10.23
Amendment No. 2 to the Revolving Credit and Term Loan Agreement, dated as of May 22, 2015, among GPT Operating Partnership LLP, GPT Property Trust LP, Gramercy Property Trust, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Gramercy Property Trust, Inc.'s Current Report on Form 8-K, filed with the SEC on May 29, 2015.

10.24
Incremental Amendment to Revolving Credit and Term Loan Agreement, dated as of July 17, 2015, by and among GPT Property Trust LP, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders, incorporated by reference to Gramercy Property Trust Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2015.

10.25
Amendment No. 4 to Revolving Credit and Term Loan Agreement, dated as of July 28, 2015, by and among GPT Property Trust LP, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders, incorporated by reference to Gramercy Property Trust Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2015.

10.26
Note Purchase and Guarantee Agreement, dated as of December 17, 2015, among GPT Operating Partnership LLP, GPT Property Trust LP, Gramercy Property Trust, the purchasers party thereto, incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, filed with the SEC on December 18, 2015.

10.27
Agreement for Purchase and Sale of Real Estate, dated May 15, 2015, by and among GPT ML Owner 1 LLC, GPT ML Owner 2 LLC, GPT Summerlin Owner LLC, GPT Colorado Springs Owner LLC, GPT Reston Owner LLC and GPT Mansfield Owner LLC and LTF Holdings, Inc., incorporated by reference to Gramercy Property Trust Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2015.

Exhibit No.	Description

10.28
First Amendment of Agreement for Purchase and Sale of Real Estate, dated June 10, 2015, by and among GPT ML Owner 1 LLC, GPT ML Owner 2 LLC, GPT Summerlin Owner LLC, GPT Colorado Springs Owner LLC, GPT Reston Owner LLC and GPT Mansfield Owner LLC and LTF Holdings, Inc., incorporated by reference to Gramercy Property Trust Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2015.

10.29
Letter Agreement, by and between Gramercy Property Trust Inc., GPT Property Trust LP and Gordon DuGan, dated July 1, 2015, incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, filed with the SEC on July 1, 2015.

10.30
Letter Agreement, by and between Gramercy Property Trust Inc., GPT Property Trust LP and Benjamin Harris, dated July 1, 2015, incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, filed with the SEC on July 1, 2015.

10.31
Letter Agreement, by and between Gramercy Property Trust Inc., GPT Property Trust LP and Jon Clark, dated July 1, 2015, incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, filed with the SEC on July 1, 2015.

10.32
Letter Agreement, by and between Gramercy Property Trust Inc., GPT Property Trust LP and Edward Matey, Jr. dated July 1, 2015, incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, filed with the SEC on July 1, 2015.

10.33
Contribution Agreement, dated May 5, 2008, by and among Duke Realty Limited Partnership, Duke/Hulfish, LLC and CBRE Operating Partnership, L.P, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2008.

10.34
First Amendment to the Contribution Agreement, by and between Duke Realty Limited Partnership, Duke/Hulfish LLC and CBRE Operating Partnership, L.P. dated September 12, 2008, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2008.

10.35
Shareholders' Agreement by and among Goodman Europe Development Trust, RT Princeton CE Holdings, LLC and Goodman Princeton Holdings (LUX) S.À R.L., dated June 10, 2010, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2010.

10.36
Shareholders' Agreement by and among Goodman Jersey Holdings Trust, RT Princeton UK Holdings, LLC and Goodman Princeton Holdings (Jersey) Limited, dated June 10, 2010, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2010.

10.37
Duke/Hulfish, LLC Amended and Restated Limited Liability Company Agreement, by and between CBRE Operating Partnership, L.P. and Duke Realty Limited Partnership, dated December 17, 2010 (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File 000-53200) filed with the SEC on December 23, 2010 and incorporated herein by reference).

10.38
First Amendment, dated March 1, 2013, to the Amended and Restated Limited Liability Company Agreement of Duke/Hulfish, LLC, by and between CSP Operating Partnership, LP and Duke Realty LImited Partnership (previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File 000-53200) filed with the SEC on March 7, 2013 and incorporated herein by reference).

10.39
Assumption of Mortgage and Security Agreement by and among U.S. Bank National Association, as trustee, as successor-in-interest to Bank of America, National Association, as successor by merger to LaSalle Bank National Association, as trustee for the registered holders of LB-UBS Commercial Mortgage Trust 2006-C4, Commercial Mortgage Pass-through Certificates, Series 2006-C4, 70 Hudson Street L.L.C., 70 Hudson Street Urban Renewal Associates, L.L.C., Hartz Financial Corp., RT 70 Hudson Street LLC, RT 70 Hudson Street Urban Renewal, LLC, CBRE Operating Partnership, L.P., and CB Richard Ellis Realty Trust dated April 11, 2011, incorporated by reference to the Company’s Post-Effective Amendment No. 9 to the Registration Statement on Form S-11, filed with the SEC on April 21, 2011.

10.40
Loan Agreement, by and between 70 Hudson Street L.L.C., 70 Hudson Street Urban Renewal Associates, L.L.C. and Lehman Brothers Bank, FSB dated April 11, 2006, incorporated by reference to the Company’s Post-Effective Amendment No. 9 to the Registration Statement on Form S-11, filed with the SEC on April 21, 2011.

10.41
Loan Assumption and Modification Agreement, by and among RT 90 Hudson, LLC and 90 Hudson Street L.L.C. and Teachers Insurance and Annuity Association of America dated April 11, 2011, incorporated by reference to the Company’s Post-Effective Amendment No. 9 to the Registration Statement on Form S-11, filed with the SEC on April 21, 2011.

Exhibit No.	Description

10.42
Omnibus Amendment to Loan Documents, by and between RT 90 Hudson, LLC and Teachers Insurance and Annuity Association of America dated July 14, 2011 (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File 000-53200) filed with the SEC on August 15, 2011 and incorporated herein by reference).

10.43
Amended and Restated Promissory Note, by and between RT 90 Hudson, LLC and Teachers Insurance and Annuity Association of America dated July 14, 2011 (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File 000-53200) filed with the SEC on August 15, 2011 and incorporated herein by reference).

10.44
Transition to Self-Management Agreement, by and among CB Richard Ellis Realty Trust, CBRE Operating Partnership, L.P., CBRE Global Investors, LLC and CBRE Advisors LLC, dated April 27, 2012 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File 000-53200) filed with the SEC on April 30, 2012 and incorporated herein by reference).

10.45
Amended, Restated and Consolidated Credit Agreement, dated September 26, 2013, by and among CSP Operating Partnership, LP as Borrower, Chambers Street Properties, as Parent, the financial institutions party thereto as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC and RBC Capital Markets, as Joint Lead Arrangers and Joint Bookrunners, Royal Bank of Canada, as Syndication Agent, and each of Bank of America, N.A., Bank of Montreal, Citibank, N.A., JPMorgan Chase Bank, N.A., Regions Bank, and Union Bank, N.A., as a Documentation Agent, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 1, 2013.

10.46
Equity Distribution Agreement, dated November 6, 2013, by and among the Company, CSP Operating Partnership, LP and Wells Fargo Securities, LLC, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 7, 2013.

10.47
Equity Distribution Agreement, dated November 6, 2013, by and among the Company, CSP Operating Partnership, LP and Citigroup Global Markets Inc., incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 7, 2013.

10.48
Equity Distribution Agreement, dated November 6, 2013, by and among the Company, CSP Operating Partnership, LP and Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 7, 2013.

10.49
Equity Distribution Agreement, dated November 6, 2013, by and among the Company, CSP Operating Partnership, LP and RBC Capital Markets, LLC, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 7, 2013.

10.50	Form of Amended and Restated Indemnification Agreement, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 3, 2014.
10.51
Agreement of Purchase and Sale by and among RT 90 Hudson, LLC, RT 90 Hudson Urban Renewal, LLC, SSC IV Investor, LLC and SSC V Investor, LLC, dated November 9 2015, as amended by the First Amendment to Agreement of Purchase and Sale dated January 15, 2016 and the Second Amendment to Agreement of Purchase and Sale dated February 22, 2016, filed herewith.

10.52
Agreement of Purchase and Sale by and among RT 70 Hudson, LLC, RT 70 Hudson Urban Renewal, LLC, SSC IV Investor, LLC and SSC V Investor, LLC, dated November 9 2015, as amended by the First Amendment to Agreement of Purchase and Sale dated January 15, 2016 and the Second Amendment to Agreement of Purchase and Sale dated February 22, 2016, filed herewith.

10.53
Amended and Restated 2004 Equity Incentive Plan, dated as of June 10, 2008, incorporated by reference to Gramercy Property Trust Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2008.*

10.54
First Amendment to Amended and Restated 2004 Equity Incentive Plan, dated as of October 27, 2008, incorporated by reference to Gramercy Property Trust Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2008.*

10.55	2008 Employee Stock Purchase Plan, incorporated by referenced to the Company’s Registration Statement on Form S-8 (333-149838), filed with the SEC on March 20, 2008.*
10.56	2012 Inducement Equity Incentive Plan, incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, filed with the SEC on June 13, 2012.*
10.57
Gramercy Property Trust Inc. Directors’ Deferral Program, incorporated by reference to the
Company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2005, filed with the SEC on August 4, 2005.*

Exhibit No.	Description

10.58	Gramercy Property Trust Inc. Directors’ Deferral Program, amended and restated effective as of January 1, 2015, filed with the SEC on March 9, 2015. *
10.59
Form of Restricted Stock Unit Award Agreement of Gramercy Property Trust Inc., incorporated by reference to Gramercy Property Trust Inc.’s Annual Report on Form 10-K, filed with the SEC on March 9, 2015.*

10.60	Form of Restricted Stock Award Agreement of Gramercy Property Trust Inc., incorporated by reference to Gramercy Property Trust Inc.’s Annual Report on Form 10-K, filed with the SEC on March 9, 2015.*
10.61
Form of Option Award Agreement, incorporated by reference to Gramercy Property Trust Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 17, 2008.*

10.62
Form of Phantom Share Award Agreement, incorporated by reference to Gramercy Property Trust Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 17, 2008.*

10.63
Form of 2012 Long-Term Outperformance Plan Award Agreement, incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, dated June 7, 2012, filed with the SEC on June 13, 2012.*

10.64
Employment and Noncompetition Agreement, dated as of April 27, 2009, by and between GKK Manager LLC and Jon W. Clark, incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, filed with the SEC on April 28, 2009.*

10.65
Amendment, dated as of January 1, 2012, by and between GKK Capital LP and Jon W. Clark, incorporated by reference to Gramercy Property Trust Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 15, 2012.*

10.66
Employment and Noncompetition Agreement, dated as of June 7, 2012, by and between Gramercy Property Trust Inc. and Gordon DuGan, incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, filed with the SEC on June 13, 2012.*

10.67
Employment and Noncompetition Agreement, dated as of June 12, 2012, by and between Gramercy Property Trust Inc. and Benjamin P. Harris, incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, filed with the SEC on June 13, 2012.*

10.68
First Amendment, effective as of April 30, 2013, to the Employment and Noncompetition Agreement, dated July 1, 2012, as amended, by and between Gramercy Property Trust Inc. and Gordon F. DuGan, incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, filed with the SEC on May 6, 2013.*

10.69	2013 Equity Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2013.*
10.70	2015 Equity Incentive Plan, incorporated by reference to Gramercy Property Trust Inc.’s Registration Statement on Form S-8, filed with the SEC on June 23, 2015.*
10.71	Form of Restricted Stock Award of Gramercy Property Trust Inc., incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, filed with the SEC on June 24, 2015.*
10.72	Form of Stock Award for Executives, incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, filed with the SEC on June 24, 2015.*
10.73	Form of Stock Award for Employees, incorporated by reference to Gramercy Property Trust Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2015.*
10.74	Form of Non-Qualified Stock Option Award for Non-Employee Directors, incorporated by reference to Gramercy Property Trust Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2015.*
10.75	Form of Phantom Share Award for Non-Employee Directors, incorporated by reference to Gramercy Property Trust Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2015.*
10.76	Form of Liquidity Award Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 26, 2013.*
10.77	Form of Share Award Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 26, 2013. *

Exhibit No.	Description

10.78
Employment Agreement by and among Chambers Street Properties, CSP Operating Partnership, LP and Jack A. Cuneo (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File 000-53200) filed with the SEC on October 1, 2012 and incorporated herein by reference).*

10.79
Memorandum of Retirement, dated November 9, 2014, by and among Chambers Street Properties, CSP Operating Partnership, LP and Jack A. Cuneo, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 10, 2014.*

10.80
Employment Agreement by and among Chambers Street Properties, CSP Operating Partnership, LP and Philip L. Kianka, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 1, 2012.*

10.81
First Amendment to Employment Agreement, dated May 8, 2015, by and among Chambers Street Properties, CSP Operating Partnership, LP and Philip L. Kianka, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2015.*

10.82
Employment Agreement by and among Chambers Street Properties, CSP Operating Partnership, LP and Martin A. Reid (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File 000-53200) filed with the SEC on October 1, 2012 and incorporated herein by reference).*

10.83
First Amendment to Employment Agreement by and among Chambers Street Properties, CSP Operating Partnership, LP and Martin A. Reid, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 3, 2014.*

10.84
Second Amendment to Employment Agreement, dated May 8, 2015, by and among Chambers Street Properties, CSP Operating Partnership, LP and Martin A. Reid, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2015.*

10.85
Amended and Restated Severance Agreement, dated May 8, 2015, by and among Chambers Street Properties and Hugh S. O'Beirne, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2015.*

10.86	Incentive Bonus Plan, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 31, 2014.*
10.87	Form of Restricted Share Award Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 31, 2014.*
10.88	Form of Restricted Share Unit Award Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 31, 2014.*
10.89	Form of Restricted Share Unit Award Agreement for Non-Employee Trustees, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 9, 2015.*
12.1	Computation of ratio of earnings to fixed charges and preferred shares dividend, filed herewith.
21.1	Subsidiaries of the Registrant, filed herewith.
23.1	Consent of Independent Registered Accounting Firm, filed herewith.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	XBRL Instance Document, filed herewith.
101.SCH	XBRL Taxonomy Extension Schema, filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase, filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase, filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase, filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase, filed herewith.

*	This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAMERCY PROPERTY TRUST

Dated: February 29, 2016	By:/s/ Jon W. Clark
Name: Jon W. Clark
Title: Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Gordon F. DuGan Gordon F. DuGan	Chief Executive Officer, and Trustee (Principal Executive Officer)	February 29, 2016

/s/ Jon W. Clark Jon W. Clark	Chief Financial Officer, (Principal Financial and Accounting Officer)	February 29, 2016

/s/ Charles E. Black Charles E. Black	Non-Executive Chairman and Trustee	February 29, 2016

/s/ Allan J. Baum Allan J. Baum	Trustee	February 29, 2016

/s/ Z. Jamie Behar Z. Jamie Behar	Trustee	February 29, 2016

/s/ Thomas D. Eckert Thomas D. Eckert	Trustee	February 29, 2016

/s/ James L. Francis James L. Francis	Trustee	February 29, 2016

/s/ Gregory F. Hughes Gregory F. Hughes	Trustee	February 29, 2016

/s/ Jeffrey E. Kelter Jeffrey E. Kelter	Trustee	February 29, 2016

/s/ Louis P. Salvatore Louis P. Salvatore	Trustee	February 29, 2016