Form 10-K/A
period 2015-12-31
Gramercy Property Trust
filed 2016-03-02
CIK 1297587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on February 29, 2016 (the “Original Filing”), for the sole purpose of filing Exhibit 12.1 and 21.1, which were erroneously omitted from the Original Filing.

This amendment speaks as of the filing date of the Original Filing, does not reflect events occurring after the original filing date or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Original Filing or any exhibits thereto.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Report:

12.1	Computation of ratio of earnings to fixed charges and preferred shares dividend.

21.1	Subsidiaries of the Registrant.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2016.

Gramercy Property Trust

By:	/s/ JON W. CLARK
Jon W. Clark
Chief Financial Officer

4